Form 10-K
period 2010-12-25
MOLSON COORS BREWING CO
filed 2011-02-22
CIK 24545

Use these links to rapidly review the document

ITEM 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 25, 2010
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

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

           The aggregate market value of the registrant's publicly-traded stock held by non-affiliates of the registrant at the close of business on June 25, 2010, was $6,412,865,015 based upon the last sales price reported for such date on the New York Stock Exchange and the Toronto Stock Exchange. For purposes of this disclosure, shares of common and exchangeable stock held by persons holding more than 5% of the outstanding shares of stock and shares owned by officers and directors of the registrant as of June 25, 2010 are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.

           The number of shares outstanding of each of the registrant's classes of common stock, as of February 14, 2011:

Class A Common Stock—2,585,894 shares	Class B Common Stock—162,041,020 shares

           Exchangeable shares:

           As of February 14, 2011, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A Exchangeable Shares—2,954,733 shares	Class B Exchangeable Shares—19,268,514 shares

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

           Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement for the registrant's 2011 annual meeting of stockholders are incorporated by reference under Part III of this Annual Report on Form 10-K.

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

        Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Outlook for 2011" relating to overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, anticipated results, anticipated synergies, expectations for funding future capital expenditures and operations, debt service capabilities, shipment levels and profitability, market share and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "strategies," and variations of such words and similar expressions are intended to identify forward-looking statements.

        Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to those described under the heading "Risk Factors", elsewhere throughout this report, and those described from time to time in our future reports filed with the Securities and Exchange Commission ("SEC"). Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    Business

        Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating subsidiaries: Coors Brewing Company ("CBC"), operating in the United States ("U.S.") until June 30, 2008 when MCBC and SABMiller plc ("SABMiller") combined the U.S. and Puerto Rico operations of their respective subsidiaries, CBC and Miller Brewing Company ("Miller"), and the results and financial position of U.S. operations, which had historically comprised substantially all of our U.S. reporting segment were, in all material respects, deconsolidated from MCBC prospectively upon formation of MillerCoors LLC ("MillerCoors"); Molson Coors Brewing Company (UK) Limited ("MCBC-UK"), operating in the United Kingdom ("U.K."); Molson Coors Canada ("MCC"), operating in Canada; and our other entities. Any reference to "Coors" means the Adolph Coors Company prior to the 2005 merger with Molson Inc. (the "Merger"). Any reference to Molson Inc. or Molson means MCC prior to the Merger. Any reference to "Molson Coors" means MCBC after the Merger.

        Unless otherwise indicated, information in this report is presented in U.S. dollars ("USD" or "$").

History

        Molson was founded in 1786, and Coors was founded in 1873. Our commitment to producing the highest quality beers is a key part of our heritage and remains so today. Our brands are designed to appeal to a wide range of consumer tastes, styles and price preferences. Our largest markets are Canada, the United States and the United Kingdom.

        Coors was incorporated in June 1913 under the laws of the State of Colorado. In August 2003, Coors changed its state of incorporation to the State of Delaware. In February 2005 upon completion of the Merger, Coors changed its name to Molson Coors Brewing Company.

Our Operating Segments

        MCBC operates the following business segments: Canada, the United States, the United Kingdom, and Molson Coors International ("MCI"). Our MCI results are reported with our Corporate group's results. A separate operating team manages each segment, and each segment manufactures, markets and sells beer and other beverage products.

        See Part II—Item 8 Financial Statements and Supplementary Data, Note 3 "Segment Reporting" of the Notes to the Consolidated Financial Statements ("Notes") for information relating to our segments and operations, including financial and geographic information. For certain risks attendant to our foreign operations, refer to Part I—Item 1A Risk Factors and the discussions regarding our Canada and U.K. segments.

        No single customer accounted for more than 10% of our consolidated or segmented sales in 2010, 2009, or 2008.

Our Products

        We have a diverse portfolio of owned and partner brands, including signature brands Coors Light, Molson Canadian and Carling, which are positioned to meet a wide range of consumer segments and occasions.

        Brands sold in Canada include Coors Light, Molson Canadian, Molson Export, Molson Canadian 67, Molson Dry, Molson M, Rickard's Red and other Rickard's brands, Carling, Carling Black Label, Pilsner, Keystone Light, Creemore Springs, the Granville Island brands and a number of other regional brands.

We also brew or distribute under license the following brands: Heineken, Amstel Light and Murphy's under license from Heineken N.V. ("Heineken"), Asahi and Asahi Select under license Asahi Breweries, Ltd., Miller Lite, Miller Genuine Draft, Miller Chill, Milwaukee's Best and Milwaukee's Best Dry under license from SABMiller, and Foster's under license from Foster's Group Limited ("Fosters"). We are also party to a joint venture with Grupo Modelo S.A.B. de C.V. ("Modelo"), which imports, distributes and markets the Modelo beer brand portfolio, including the Corona, Coronita, Negra Modelo and Pacifico brands, across all Canadian provinces and territories.

        MillerCoors sells a wide variety of brands in the U.S. Its flagship premium light brands are Coors Light and Miller Lite. Brands in the domestic premium segment include Coors Banquet, Miller Genuine Draft and MGD 64. Brands in the domestic super premium segment include Miller Chill and Sparks. Brands in the below premium segment include Miller High Life, Miller High Life Light, Keystone Light, Icehouse, Mickey's, Milwaukee's Best, Milwaukee's Best Light and Old English 800. Craft and import brands, marketed and sold through the newly-created Tenth and Blake Beer Company, include the Blue Moon brands, Henry Weinhard's, George Killian's Irish Red, the Leinenkugel's brands, Peroni Nastro Azzurro, Pilsner Urquell and Grolsch. Brands in the non-alcoholic segment include Coors Non-Alcoholic and Sharp's. MillerCoors licenses the right to brew and sell George Killian's Irish Red. MCBC and SABMiller assigned the United States and Puerto Rican ownership rights to their legacy brands to MillerCoors, but retained all ownership of these brands outside the United States and Puerto Rico.

        Brands sold in the U.K. include: Carling, C2, Coors Light, Worthington's, White Shield, Caffrey's, Kasteel Cru, and Blue Moon, as well as a number of smaller regional ale brands. We also sell the Grolsch brands through a joint venture with Royal Grolsch N.V. and the Cobra brands through a joint venture called Cobra Beer Partnership Ltd., and are the exclusive distributor for several brands which are sold under license, including Corona, Coronita, Negra Modelo, Pacfico, Singha and Magners Draught Cider. Additionally, in order to be able to provide a full line of beer and other beverages to our on-premise customers, we sell factored brands, including wines in our U.K. segment, which are third party brands for which we provide distribution to retail, typically on a non-exclusive basis.

        MCBC also markets and sells several of its brands in various international markets. Brands unique to various international markets include Zima, Si'hai, Coors Gold, and Coors Extra.

Canada Segment

        We are Canada's second largest brewer by volume and North America's oldest beer company. We have an approximate 40% market share in Canada. We brew, market, sell and distribute a wide variety of beer brands nationally. Our portfolio has leading brands in all major product and price segments. Our focus and investment is on key owned brands, including Coors Light, Molson Canadian, Molson Dry, Molson Export, Rickard's, Creemore Springs and Granville Island and key strategic distribution partnerships, including those with Heineken, Modelo and SABMiller. Coors Light currently has a 14% market share and is the top selling beer brand in Canada and Canadian currently has an 8% market share and is the third largest selling beer in Canada.

        The Canada segment also includes our partnership arrangements related to the distribution of beer in Ontario, Brewers' Retail Inc. ("BRI"), and in the Western provinces, Brewers' Distributor Ltd. ("BDL"). BRI and BDL are currently accounted for under the equity method of accounting. BRI was consolidated in our financial statements until March 1, 2009, when it was deconsolidated. See Part II—Item 8 Financial Statements and Supplementary Data, Note 4 "Investments" of the Notes for further discussion.

Sales and Distribution

        In Canada, provincial governments regulate the beer industry, particularly with regard to the pricing, mark-up, container management, sale, distribution, and advertising of beer. Distribution and the retail sale of alcohol products involves a wide range and varied degree of Canadian government control through their respective provincial liquor boards.

Province of Ontario

        In Ontario, beer may only be purchased at retail outlets operated by BRI, at government-regulated retail outlets operated by the Liquor Control Board of Ontario, at approved agents of the Liquor Control Board of Ontario, or at any bar, restaurant, or tavern licensed by the Liquor Control Board of Ontario to sell liquor for on-premise consumption. We, together with certain other brewers, participate in the ownership of BRI in proportion to provincial market share relative to other brewers in the ownership group. Brewers may deliver directly to BRI's outlets or may choose to use BRI's distribution centers to access retail stores in Ontario, the Liquor Control Board of Ontario system and licensed establishments.

Province of Québec

        In Québec, beer is distributed directly by each brewer or through independent agents. We are the agent for the licensed brands we distribute. The brewer or agent distributes the products to permit holders for retail sales for on-premise consumption. Québec retail sales for off-premise consumption are made through grocery and convenience stores as well as government operated outlets.

Province of British Columbia

        In British Columbia, the government's Liquor Distribution Branch controls the regulatory elements of distribution of all alcohol products in the province. BDL which we co-own with a competitor, manages the distribution of our products throughout British Columbia. Consumers can purchase beer at any Liquor Distribution Branch retail outlet, at any independently owned and licensed retail store or at any licensed establishment for on-premise consumption. Establishments licensed primarily for on-premise liquor sales may also be licensed for off-premise consumption.

Province of Alberta

        In Alberta, the distribution of beer is managed by independent private warehousing and shipping companies or by a government sponsored system in the case of U.S. sourced products. All sales of liquor in Alberta are made through retail outlets licensed by the Alberta Gaming and Liquor Commission or licensees, such as bars, hotels and restaurants. BDL manages the distribution of our products in Alberta.

Other Provinces

        Our products are distributed in the provinces of Manitoba and Saskatchewan through local liquor boards. Manitoba and Saskatchewan also have licensed private retailers. BDL manages the distribution of our products in Manitoba and Saskatchewan. In the Maritime Provinces (other than Newfoundland), local liquor boards distribute and sell our products. Yukon, Northwest Territories and Nunavat manage distribution and sell through government liquor commissioners.

Manufacturing, Production and Packaging

Brewing Raw Materials

        We select global suppliers in order to procure the highest quality materials and services at the lowest prices available. We also use hedging instruments to mitigate the risk of volatility in certain commodities and foreign exchange markets.

        We source barley malt from two primary providers. Hops are purchased from a variety of global suppliers in the U.S., Europe, and New Zealand. Other starch brewing adjuncts are sourced from two main suppliers, both in North America. We do not foresee any significant risk of disruption in the supply of these agricultural products. Water used in the brewing process is from local sources in the communities where our breweries operate. We do not anticipate future difficulties in accessing water or agricultural products.

Brewing and Packaging Facilities

        We operate seven breweries, strategically located throughout Canada, which brew, bottle, package, market and distribute all owned and certain licensed brands sold in and exported from Canada. See Item 2, "Properties" for further detail.

Packaging Materials

        We single source glass bottles and aluminum cans and have a committed supply through 2011. Availability of glass bottles and aluminum cans has not been an issue, and we do not expect any difficulties in accessing them in the future. The distribution systems in each province generally provide the collection network for returnable bottles and aluminum cans. The standard container for beer brewed in Canada is the 341 ml returnable bottle, which represents a significant majority of the approximately 56% of bottle volume sales in Canada. Aluminum cans account for approximately 34% of volume sales in Canada. We sell approximately 10% of our beer volume in stainless steel kegs. A limited number of kegs are purchased every year, and there is no long-term supply commitment. Crowns, labels, corrugate, and paperboard are purchased from a small number of sources unique to each product. We do not foresee difficulties in accessing these products in the near future.

Seasonality of Business

        Consumption of beer in Canada is seasonal, with approximately 40% of industry sales volume occurring during the four months from May through August.

Known Trends and Competitive Conditions

        Industry and competitive information in this section and elsewhere in this report was compiled from various industry sources. While the Company believes that these sources are reliable, we cannot guarantee the accuracy of data and estimates obtained from these sources.

2010 Canada Beer Industry Overview

        The Canadian brewing industry is a mature market. It is characterized by aggressive competition for volume and market share from regional brewers, microbrewers and certain foreign brewers, as well as our main domestic competitor. These competitive pressures require significant annual investment in marketing and selling activities.

        There are three major beer price categories: above premium, which includes most imports; premium, which includes the majority of domestic brands and the light sub-segment; and value (below premium).

        Since 2001, the premium beer category in Canada has gradually lost volume to the above premium and value categories. For each of the five years ended December 31, 2008, Canada beer industry shipments annual average growth rate approximated 1%. While in 2009 and 2010, Canada beer industry shipments declined at a rate of less than 1%.

Our Competitive Position

        Our brands compete with competitor beer brands and other alcohol beverages, including wine and spirits, and thus our competitive position is affected by consumer preferences between and among these other categories. Our brand portfolio gives us strong representation in all major beer categories.

        The Canada brewing industry is comprised principally of two major brewers, MCBC and Anheuser-Busch InBev ("ABI"), whose combined market share is approximately 82% of beer sold in Canada. The Ontario and Québec markets account for approximately 62% of the total beer market in Canada.

Regulation

        In Canada, provincial governments regulate the production, marketing, distribution, selling, and pricing of beer (including the establishment of minimum prices), and impose commodity taxes and license fees in relation to the production and sale of beer. In addition, the federal government regulates the advertising, labeling, quality control, and international trade of beer, and also imposes commodity taxes, consumption taxes, excise taxes, and in certain instances, custom duties on imported beer. In 2010, Canada excise taxes totaled $617.4 million or approximately $69 per hectoliter sold. Further, certain bilateral and multilateral treaties entered into by the federal government, provincial governments and certain foreign governments, especially with the United States, affect the Canadian beer industry.

United States Segment

        Effective, July 1, 2008, MCBC and SABMiller formed MillerCoors to combine their respective U.S. and Puerto Rico operations. Each party contributed its business and related operating assets and certain liabilities. The percentage interests in the profits of MillerCoors are 58% for SABMiller and 42% for MCBC. Voting interests are shared 50%-50%, and MCBC and SABMiller have equal board representation within MillerCoors. MCBC and SABMiller have each agreed not to transfer its economic or voting interests in MillerCoors for a period of five years, and certain rights of first refusal apply to any subsequent assignment. Our interest in MillerCoors is accounted for under the equity method of accounting.

        Prior to the formation of MillerCoors, we produced, marketed, and sold the MCBC portfolio of brands in the United States and its territories, and, the U.S. operating segment included the results of the Rocky Mountain Metal Container ("RMMC") and Rocky Mountain Bottle Container ("RMBC") joint ventures. Effective July 1, 2008, MCBC's equity investment in MillerCoors represents our U.S. operating segment.

        MillerCoors is currently the second largest brewer by volume in the United States, with a market share of nearly 30%.

Sales and Distribution

        In the United States, beer is generally distributed through a three-tier system consisting of manufacturers, distributors and retailers. A national network of approximately 470 independent distributors purchases MillerCoors' products and distributes them to retail accounts. Approximately 19% is sold on-premise in bars and restaurants, and the other 81% is sold off-premise in liquor stores, convenience stores, grocery stores, and other retail outlets. MillerCoors wholly owns one distributorship, which handled less than 1% of their total volume in 2010.

Manufacturing, Production and Packaging

Brewing Raw Materials

        MillerCoors uses the highest quality ingredients to brew its products. MillerCoors malts a portion of its production requirements, using barley purchased under yearly contracts from independent farmers located in the western United States. Other barley, malt, and cereal grains are purchased from suppliers primarily in the United States. Hops are purchased from suppliers in the United States, New Zealand and certain European countries. MillerCoors has water rights to provide for and to sustain brewing operations in case of a prolonged drought in the regions for which they have operations. MillerCoors does not anticipate future difficulties in accessing water or agricultural products.

Brewing and Packaging Facilities

        There are eight major breweries/packaging facilities which produce MillerCoors products. MillerCoors imports Molson brands from MCBC and Peroni, Pilsner Urquell, Grolsch, and other import brands from SABMiller.

Packaging Materials

        Over half of U.S. products sold were packaged in aluminum cans in 2010. A portion of aluminum cans were purchased from RMMC, a joint venture with Ball Corporation ("Ball"), whose production facility is located near the brewery in Golden, Colorado. In addition to the supply agreement with RMMC, MillerCoors has a commercial supply agreement with Ball to purchase cans and ends in excess of what is supplied through RMMC; these agreements have various expiration dates. The RMMC joint venture agreement is scheduled to expire at the end of 2011, MillerCoors does not anticipate any resultant supply interruptions. Approximately one-third of U.S. products in 2010 were packaged in glass bottles of which a portion was provided by RMBC, a joint venture with Owens-Brockway Glass Container, Inc. The joint venture with Owens, as well as a supply agreement with Owens for the glass bottles required in excess of RMBC's production, expires in 2015. The approximate remaining 10% of U.S. production volume sold in 2010 was packaged in half, quarter, and one-sixth barrel stainless steel kegs. A limited number of kegs are purchased each year, and there is no long-term supply agreement. Crowns, labels, corrugate and paperboard are purchased from a small number of sources unique to each product. MillerCoors does not foresee difficulties in accessing packaging products in the future.

Contract Manufacturing

        MillerCoors has an agreement to brew, package and ship products for Pabst Brewing Company through June 2020. Additionally, MillerCoors produces beer under contract for our MCI business, SABMiller and Foster's LLC.

Seasonality of the Business

        MillerCoors U.S. sales volumes are normally lowest in the winter months (first and fourth quarters) and highest in the summer months (second and third quarters).

Known Trends and Competitive Conditions

        Industry and competitive information in this section and elsewhere in this report was compiled from various industry sources and MillerCoors distributors. While the Company believes that these sources are reliable, we cannot guarantee the accuracy of data and estimates obtained from these sources.

2010 U.S. Beer Industry Overview

        The beer industry in the United States is highly competitive, and the two largest brewers, of which MillerCoors is the smaller, represent approximately 80% of the market. The intention of the creation of MillerCoors was to create a stronger U.S. brewer with the scale, operational efficiency and distribution platform to compete more effectively in the U.S. market place. Growing or even maintaining market share has required significant investments in marketing. For the ten years ended December 31, 2008, the U.S. beer industry shipments annual growth rate approximated 1%, compared with an estimated decline of less than 2% in 2010 and a decline of approximately 2% in 2009.

Our Competitive Position

        The MillerCoors portfolio of beers competes with numerous above premium, premium, low-calorie, popular priced, non-alcoholic, and imported brands. These competing brands are produced by international, national, regional and local brewers. MillerCoors competes most directly with ABI, but also competes with imported and craft beer brands. MillerCoors is the nation's second- largest brewer, selling nearly 30% of the total 2010 U.S. brewing industry shipments (including exports and U.S. shipments of imports). This compares to ABI's estimated market share of 50%.

        MillerCoors' products also compete with other alcohol beverages, including wine and spirits, and thus their competitive position is affected by consumer preferences between and among these other categories. Sales of wine and spirits have grown faster than sales of beer in recent years, resulting in a reduction in the beer segment's lead in the overall alcohol beverage market.

Regulation

        In the U.S., the beer business is regulated by federal, state, and local governments. These regulations govern many parts of MillerCoors' operations, including brewing, marketing and advertising, transportation, distributor relationships, sales, and environmental issues. To operate their facilities, they must obtain and maintain numerous permits, licenses and approvals from various governmental agencies, including the U.S. Treasury Department; Alcohol and Tobacco Tax and Trade Bureau; the U.S. Department of Agriculture; the U.S. Food and Drug Administration; state alcohol regulatory agencies; and state and federal environmental agencies.

        Governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. U.S. federal excise taxes on malt beverages currently approximate $15 per hectoliter. State excise taxes are levied at varying rates with an average rate of approximately $2 per hectoliter in 2010.

United Kingdom Segment

        We are the United Kingdom's second largest beer company with an approximate 19% share of the U.K. beer market, Western Europe's second largest market. Sales are primarily in England and Wales, with Carling representing more than 80% of our total U.K. segment beer volume. The U.K. segment consists of our production and sale of the MCBC brands in the U.K., our joint venture arrangement for the production and distribution of Grolsch brands in the U.K. and the Republic of Ireland, our joint venture arrangement for the production and distribution of the Cobra brands in the U.K., factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us), and our Tradeteam joint venture arrangement with DHL (formerly Exel Logistics) for the distribution of products throughout Great Britain. Additionally, beginning in the fourth quarter of 2010, we distribute the Modelo brands, including Corona, pursuant to a distribution agreement with Modelo.

Sales and Distribution

        In the U.K., beer is generally distributed through a two-tier system consisting of manufacturers and retailers. Most of our beer in the U.K. is sold directly to retailers. It is also common in the U.K. for brewers to distribute beer, wine, spirits, and other products owned and produced by other companies ("factored" brands) to the on-premise channel (bars and restaurants). Approximately 32% of our U.K. segment net sales in 2010 represent factored brands. Factored brand sales are included in our net sales and cost of goods, but are not included in our reported volumes.

        Generally, over the past three decades, volumes have shifted from the higher margin on-premise channel, where products are consumed in pubs and restaurants, to the lower margin off-premise channel, also referred to as the "take-home" market.

On-Premise Channel

        The on-premise channel accounted for approximately 60% of our U.K. sales volumes in 2010. The on-premise channel has two sub-categories: multiple on-premise and independent on-premise. Multiple on-premise refers to those customers who own a number of pubs and restaurants and independent on-premise refers to individual owner-operators of pubs and restaurants. In 2010, approximately 53% and 47% of our on-premise volume represents multiple (including national wholesalers) and independent on-premise customers, respectively. In recent years, pricing competition in the on-premise channel has intensified as the retail pub chains have consolidated. As a result, the larger pub chains have been able to negotiate lower beer prices from brewers.

        In the U.K., the installation and maintenance of draught beer dispensing equipment in the on-premise channel is generally the responsibility of the brewer. Accordingly, we own equipment used to dispense beer from kegs to consumers. This includes beer lines, cooling equipment, taps, and countermounts.

        Similar to other U.K. brewers, we utilize loans in securing supply relationships with customers in the on-premise market. Loans are normally granted at below-market rates of interest, with the outlet purchasing beer at lower-than-average discount levels to compensate. We reclassify a portion of sales revenue to interest income to reflect the economic substance of these loans. See Part II—Item 8 Financial Statements and Supplementary Data, Note 1 "Basis of Presentation and Summary of Significant Accounting Policies" of the Notes for further discussion.

Off-Premise Channel

        The off-premise channel accounted for approximately 40% of our U.K. sales volume in 2010. The off-premise channel includes sales to supermarkets, convenience stores, liquor stores, distributors, and wholesalers. The off-premise channel has become increasingly concentrated among a small number of super-store chains, placing increasing downward pressure on pricing.

Distribution

        Distribution activities for both the on- and off-premise channels are conducted by Tradeteam, which operates a system of satellite warehouses and a transportation fleet.

Manufacturing, Production and Packaging

Brewing Raw Materials

        We use the highest quality water, barley and hops to brew our products. During 2010, we produced 100% of our required malt using U.K.-sourced barley. Hops and adjunct starches used in the brewing process are purchased from agricultural sources in the U.K. and on the European continent. We do not anticipate future difficulties in accessing water or agricultural products.

Brewing and Packaging Facilities

        We operate three breweries in the U.K which brew, bottle, package and distribute all owned brands sold in the U.K. See Item 2, "Properties" for further detail. Product sold in Ireland is produced by contract brewers.

Packaging Materials

        We used kegs and casks for approximately 54% of our U.K. products in 2010, reflecting a high percentage of product sold on-premise. Approximately 39% of our U.K. products were packaged in steel cans with aluminum ends in 2010. All of our cans are purchased through a supply contract with Ball. Approximately 5% of our U.K. products are packaged in glass bottles purchased through supply contracts with third-party suppliers. The remaining 2% of our U.K. sales are shipped in bulk tanker for other brewers to package, in kegs and casks. Crowns, labels, corrugate, and paperboard are purchased from concentrated sources unique to each product. We do not foresee difficulties in accessing these or other packaging materials in the foreseeable future.

Contract Manufacturing

        We have a contract brewing and kegging agreement with Heineken for the Fosters and Kronenbourg brands. We also have an agreement with Heineken whereby it will brew and package certain of our products for Ireland through December 2011. In addition, we agreed to a multi-year agreement to contract brew ales for Carlsberg Group ("Carlsberg") beginning in 2011.

Seasonality of Business

        In the U.K., the beer industry is subject to seasonal sales fluctuations primarily influenced by holidays, weather and by certain major televised sporting events. Peak selling seasons occur during the summer and during the Christmas and New Year holidays.

Known Trends and Competitive Conditions

        Industry and competitive information in this section and elsewhere in this report was compiled from various industry sources. While the Company believes that these sources are reliable, we cannot guarantee the accuracy of data and estimates obtained from these sources.

2010 U.K. Beer Industry Overview

        The beer market in 2010 declined by approximately 3%, with the On-Premise declining approximately 8% and the Off-Premise increasing approximately 1%, impacted by poor summer weather and worsening economic conditions. A widening price differential between the on-premise (higher prices) and the off-premise (lower prices) has tended to benefit off-premise sales. For each of the ten years ended December 31, 2007, U.K. beer industry shipments declined at an average rate of between 1% and 2%, compared with declines of approximately 6%, 4%, and 3% in 2008, 2009 and 2010, respectively.

        The industry has also experienced a steady trend away from ales and toward lagers. Sales of lagers accounted for 75% of the U.K. market in 2010.

Our Competitive Position

        Our brands compete not only with similar products from competitors, but also with other alcohol beverages, including wines, spirits, and ciders. With the exception of stout, where we do not have our own brand, our brand portfolio gives us strong representation in all major beer categories. Our strength in the growing lager category with Carling, Grolsch, Coors Light, Corona and Cobra positions us well to take advantage of the continuing trend toward lagers. Our portfolio has been strengthened by the introduction of a range of imported and specialty beer brands, such as Singha, Cobra and Corona.

        Our principal competitors are Heineken, ABI, and Carlsberg, with market shares of approximately 25%, 18%, and 14%, respectively, compared to our share of 19% (excluding factored brands).

Regulation

        In the U.K., regulations apply to many parts of our operations and products, including brewing, food safety, labeling and packaging, marketing and advertising, environmental, health and safety, employment, and data protection regulations. To operate our breweries and carry on business in the U.K., we must obtain and maintain numerous permits and licenses from local Licensing Justices and governmental bodies, including Her Majesty's Revenue & Customs; the Office of Fair Trading; the Data Protection Commissioner and the Environment Agency.

        The U.K. government levies excise taxes on all alcohol beverages at varying rates depending on the type of product and its alcohol content by volume. In 2010, we incurred approximately $824 million in excise taxes on gross revenues of approximately $2.1 billion, or $93 per hectoliter.

MCI and Corporate

        The objective of MCI is to grow and expand our business and brand portfolios in our non-core and developing markets. Our current businesses in Asia, continental Europe, Mexico and the Caribbean (excluding Puerto Rico) are combined with our corporate business activities for reporting purposes. Corporate includes corporate interest and certain other general and administrative costs that are not allocated to any of the operating segments.

Asia

        The MCI Asia region is primarily comprised of businesses in China and Japan, with increasing focus in the Philippines and Vietnam markets. The Japan business is focused on the Zima and Coors Light brands. Additionally, beginning in January, 2011, our Japan business will sell the Corona brands pursuant to an agreement with Modelo completed in November 2010. In September 2010, a joint venture agreement was finalized in China with Hebei Si'hai Beer Company, giving MCBC a 51% share of the newly formed Molson Coors Si'hai Brewing (China) Co., Ltd. ("MC Si'hai"). In addition to selling and marketing Si'hai brands, the MC-Si'hai will produce Coors Light for our Chinese business beginning mid-2011. The results of MC Si'hai are consolidated into the MCBC financial statements.

Europe

        Our business within continental Europe is focused on growing Carling, Coors Light and Cobra with a focus on developing our business in Spain. Products are brewed by and exported from our U.K. breweries and through a license agreement with Mahou San Miguel for the Iberian peninsula.

Mexico, Central America, the Caribbean and Other

        Coors Light is sold in Mexico through an exclusive licensing agreement with Heineken. In 2010, we entered into an exclusive licensing agreement with Moscow Brewing Company for manufacturing and distribution of Coors Light in Russia. In the Caribbean and Central America, our products are produced under a brewing agreement with MillerCoors and are exported to and sold through agreements with independent distributors.

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

Other Information

Global Intellectual Property

        We own trademarks on the majority of the brands we produce and have licenses for the remainder. We also hold several patent and design registrations relating to beer dispensing systems, packaging, and certain other innovations. These patents have expiration dates through 2035. We are not reliant on royalties or other revenue from third parties for our financial success. Therefore, these expirations are not expected to have a significant impact on our business.

Environmental Matters

        Our operations are subject to a variety of extensive and changing federal, state and local environmental laws, regulations and ordinances that govern activities or operations that may have adverse effects on human health or the environment. Such laws, regulations or ordinances may impose liability for the cost of remediation, and for certain damages resulting from sites of past releases of hazardous materials. Our policy is to comply with all such legal requirements. While we cannot predict our eventual aggregate cost for the environmental and related matters in which we may be or are currently involved, we believe that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to our operating results, cash flows, or our financial or competitive position. We believe adequate reserves have been provided for losses that are probable and estimable. However, there can be no assurance that environmental laws will not become more stringent in the future or that we will not incur material costs in the future in order to comply with such laws. See Part II—Item 8 Financial Statements and Supplementary Data, Note 20 "Commitments and Contingencies" of the Notes under the caption "Environmental" for additional information regarding environmental matters.

Employees and Employee Relations

Canada

        We have approximately 2,740 full-time employees in our Canada segment, of which 62% are represented by trade unions. We maintain agreements with the various unions representing workers at each of our facilities. We believe that relations with our Canada employees are good.

United States

        We have approximately 170 employees in our corporate headquarters in Denver, Colorado. We believe that relations with our U.S. employees are good.

        MillerCoors has approximately 9,000 employees. Approximately 36% of its work force is represented by unions. We believe that MillerCoors' relations with its U.S. employees are good.

United Kingdom

        We have approximately 2,400 employees in our U.K. segment. Approximately 23% of this total workforce is represented by trade unions, primarily at our Burton-on-Trent and Tadcaster breweries. We believe that relations with our U.K. employees are good.

Molson Coors International

        We have approximately 350 employees in our MCI business, primarily in Asia (China and Japan) and within our Denver headquarters offices. We believe that relations with these employees are good.

Financial Information about Foreign and Domestic Operations and Export Sales

        See Part II—Item 8 Financial Statements and Supplementary Data, Note 3 "Segment Reporting" of the Notes for discussion of sales, operating income, and identifiable assets attributable to our country of domicile, the United States, and all foreign countries.

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

Executive Officers

        The following tables set forth certain information regarding our Executive Officers as of February 12, 2010:

Name	Age	Position
Krishnan Anand	53	President of Molson Coors International
Peter H. Coors	64	Chairman of the Board of the Company, Executive Director of Coors Brewing Company, and Chairman of the Board of MillerCoors LLC
Stewart Glendinning	45	Chief Financial Officer and a Director of MillerCoors LLC
Ralph P. Hargrow	58	Chief People Officer and a Director of MillerCoors LLC
Mark Hunter	48	President and Chief Executive Officer of Molson Coors Brewing Company (UK) Limited
David Perkins	57	President and Chief Executive Officer of Molson Coors Canada
Peter Swinburn	58	President, Chief Executive Officer and a Director, and a Director of MillerCoors LLC
Gregory L. Wade	62	Chief Supply Chain Officer
Samuel D. Walker	52	Chief Legal Officer, Corporate Secretary, and Managing Director of MillerCoors LLC

ITEM 1A.    Risk Factors

        The reader should carefully consider the following factors and the other information contained within this document. The most important factors that could influence the achievement of our goals, and cause actual results to differ materially from those expressed in the forward-looking statements, include, but are not limited to, the following:

Risks Specific to Our Company

        Competition in our markets could require us to reduce prices or increase capital and other expenditures or cause us to lose sales volume, any of which could have a material adverse effect on our business and financial results.    In most of our markets, our primary competitors have substantially greater financial, marketing, production and distribution resources than Molson Coors, and are more diverse in terms of their geographies and brand portfolios. In all of the markets in which Molson Coors operates, aggressive marketing strategies by these competitors could adversely affect our financial results. Moreover, each of our major markets is mature.

        Our success as an enterprise depends largely on the success of relatively few products in several mature markets; the failure or weakening of one or more of these products or markets could materially adversely affect our financial results.    Our Molson Canadian and Coors Light brands in Canada, Miller Lite and Coors Light brands in the U.S., and Carling brand in the U.K. represented more than half of each respective segment's sales in 2010. Consequently, any material shift in consumer preferences away from these brands, or from the categories in which they compete, could have a material adverse effect on our business.

        If Pentland and the Coors Trust do not agree on a matter submitted to stockholders, generally the matter will not be approved, even if beneficial to us or favored by other stockholders.    Pentland Securities (a company controlled by the Molson family, related parties) ("Pentland") and the Coors Trust, which together control more than two-thirds of our Class A common stock and Class A exchangeable shares, have voting trust agreements through which they have combined their voting power over the shares of our Class A common stock and the Class A exchangeable shares that they own. In the event that these two stockholders do not agree to vote in favor of a matter submitted to a stockholder vote (other than the election of directors), the voting trustees will be required to vote all of the Class A common stock and Class A exchangeable shares deposited in the voting trusts against the matter. There is no other mechanism in the voting trust agreements to resolve a potential deadlock between these stockholders. Therefore, if either Pentland or the Coors Trust is unwilling to vote in favor of a proposal that is subject to a stockholder vote, we would be unable to implement the proposal even if our board, management or other stockholders believe the proposal is beneficial to us. Similarly, our bylaws require the authorization of a super-majority (two-thirds) of the board of directors to take certain transformational actions. Thus it is possible that the Company will not be authorized to take action even if it is supported by a simple majority of the board.

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

        Termination of one or more manufacturer/distribution agreements, which could have a material adverse effect on our business.    We manufacture and/or distribute products of other beverage companies through various joint ventures, licensing, distribution or other arrangements. The loss of one or more of these arrangements, as a result of industry consolidation or otherwise, could have a material adverse effect on the business and financial results of one or more reporting segments.

        We may not properly execute, or realize the anticipated $150 million of cost savings or benefits from, our ongoing cost savings initiatives.    Our success is partly dependent upon properly executing and realizing cost savings or other benefits from the additional cost savings initiatives, our second Resources for Growth ("RFG2"), identified during 2009. These initiatives are primarily designed to make the company more efficient across the business, which is a necessity in our highly competitive industry. These initiatives are often complex, and a failure to implement them properly may, in addition to not meeting projected cost savings or benefits, result in a strain on the company's sales, manufacturing, logistics, customer service, or finance and accounting functions. Any of these results could have a material adverse effect on our business and financial results.

        Changes in tax, environmental or other regulations or failure to comply with existing licensing, trade and other regulations could have a material adverse effect on our financial condition.    Our business is highly regulated by federal, state, provincial, and local laws and regulations in various countries regarding such matters as licensing requirements, trade and pricing practices, labeling, advertising, promotion and marketing practices, relationships with distributors, environmental matters, smoking bans at on-premise locations, and other matters. These laws and regulations are subject to frequent re-evaluation and political debate. Failure to comply with existing laws and regulations or changes in these laws and regulations or in tax, environmental, excise tax levels imposed or any other laws or regulations could result in the loss, revocation or suspension of our licenses, permits or approvals and could have a material adverse effect on our business, financial condition, and results of operations. Finally, advocates of prohibition and other severe restrictions on the marketing and sales of alcohol are becoming increasingly organized on a global basis, seeking to impose regulations to curtail substantially the consumption of alcohol, including beer, in developed and developing markets. To the extent such views gain traction in national regulations where we do or plan to do business, they could have a material adverse impact on our business and results of operations.

        Our consolidated financial statements are subject to fluctuations in foreign exchange rates, most significantly the British pound ("GBP") and the Canadian dollar ("CAD").    We hold assets and incur liabilities, earn revenues and pay expenses in different currencies, most significantly in Canada and in the U.K. Since our financial statements are presented in U.S. Dollars ("USD"), we must translate our assets, liabilities, income and expenses into USD. Increases and decreases in the value of the USD will affect, perhaps adversely, the value of these items in our financial statements, even if their local currency value has not changed. To the extent that we fail to adequately manage these risks, including if our hedging arrangements do not effectively or completely hedge changes in foreign currency rates, our results of operations may be materially and adversely impacted.

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

        The success of our business relies heavily on brand image, reputation, and product quality.    It is important we have the ability to maintain and increase the image and reputation of our existing products. Concerns about product quality, even when unsubstantiated, could be harmful to our image and reputation of our products. Deterioration to our brand equity may have a material effect on our business and financial results.

        Due to a high concentration of unionized workers in Canada, the United Kingdom, and at MillerCoors in the U.S., we could be significantly affected by labor strikes, work stoppages, or other employee-related issues.    Approximately 62%, 23% and 36% of our Canadian, U.K., and MillerCoors' workforces, respectively, are represented by trade unions. We believe relations with our employees and those of MillerCoors are good. Stringent labor laws in the U.K. expose us to a greater risk of loss should we experience labor disruptions in that market. Any labor strike, work stoppage or other employee-related issue could have a material adverse effect on our business and financial results.

        Changes to the regulation of the distribution systems for our products could adversely impact our business.    In our U.S. market, there is a three-tier distribution system that has historically applied to the distribution of products now sold through MillerCoors (including our non-U.S. products). That system is increasingly subject to the legal challenges on the basis that it allegedly interferes with interstate commerce. To the extent that such challenges are successful and require changes to the three-tier system, such changes could have a materially adverse impact on MillerCoors and, consequently, MCBC. Further, in certain Canadian provinces, our products are distributed through joint venture arrangements that are mandated and regulated by provincial government regulators. If provincial regulation should change, effectively eliminating the distribution channels, the costs to adjust our distribution methods could have a material adverse impact on our business.

        Changes in various supply chain standards or agreements could adversely impact our business.    Our business includes various joint venture and industry agreements which standardize parts of the supply chain system. Examples include the returnable bottle system in Canada, as well as warehousing and customer delivery systems organized under joint venture agreements with other brewers. Any change in these agreements could have a material adverse impact on our business.

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

        Climate change and water availability may negatively affect our business.    There is concern that a gradual increase in global average temperatures could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. While warmer weather has historically been associated with increased sales of beer, changing weather patterns could result in decreased agricultural productivity in certain regions which may limit availability or increase the cost of key agricultural commodities, such as hops, barley and other cereal grains, which are important ingredients for our products. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs and may require us to make additional investments in facilities and equipment. As a result, the effects of climate change could have a long-term, material adverse impact on our business and results of operations. There are also water availability risks. Climate change may cause water scarcity and a deterioration of water quality in areas where we maintain brewing operations. The competition for water among domestic, agricultural and manufacturing users is increasing in some of our brewing communities. Even where water is widely available, water purification and waste treatment infrastructure limitations could increase costs or constrain our operations.

Risks Specific to the Canada Segment

        We may experience continued discounting in Canada.    The continuation, or the increase of such discounting, in Ontario, Québec, Alberta or other provinces, could adversely impact our business.

Risks Specific to the U.S. Segment and MillerCoors

        We do not fully control the operations and administration of MillerCoors, which represents our interests in the U.S. beer business.    We jointly control MillerCoors with SABMiller, and hold a 42% economic interest. MillerCoors management is responsible for the day to day operations of the business and therefore, we do not have full control over the activities of MillerCoors. Our results of operations are dependent upon the efforts of MillerCoors management, our ability to govern the joint venture effectively with SABMiller, and factors beyond our control that may affect SABMiller. Additionally, our disclosure controls and procedures with respect to MillerCoors are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

        We may incur unexpected costs or face other business issues from MillerCoors due to challenges associated with integrating operations, technologies, and other aspects of the operations.    MillerCoors management team continues to focus on fully integrating ours and SABMiller's U.S. operations, technologies, and services, as well as the distribution networks including the resolution of disputes arising from the consolidation of distributors arising from the MillerCoors joint venture. The failure of MillerCoors to successfully integrate the two operations could adversely affect our financial results or prospects.

        MillerCoors is highly dependent on independent distributors in the United States to sell its products, with no assurance that these distributors will effectively sell its and our products.    MillerCoors sells all of its products and our non-U.S. products in the United States to distributors for resale to retail outlets and the regulatory environment of many states makes it very difficult to change distributors. Consequently, if MillerCoors is not allowed or is unable to replace unproductive or inefficient distributors, their business, financial position, and results of operation may be adversely affected, which could have a material adverse effect on our business and financial results.

Risks Specific to the United Kingdom Segment

        A failure to successfully implement SAP, as our integrated accounting/ financial reporting and logistics management systems (including those within our Tradeteam partner) in our U.K. segment in mid 2011 could adversely affect our ability to effectively manage our customer order and production planning processes, as well as to report results in a timely and accurate manner.    In mid 2011, we plan to implement SAP and new related processes for all our general ledger accounting and transaction activities, as well our logistics and production planning processes. Some companies have experienced startup difficulties with similar projects. If our contingency plans fail, we face certain risks when the system is implemented, including the ability to operate cost-effectively, deliver on customer orders, collect cash from sales and report the results of operations. Additionally, we may not achieve the benefits we expect from these re-engineered processes.

        Sales volume trends in the United Kingdom brewing industry reflect movement from on-premise channels to off-premise channels, a trend which unfavorably impacts our profitability.    In recent years, beer volume sales in the U.K. have been shifting from pubs and restaurants (on-premise) to retail stores (off-premise), for the industry in general. A ban on smoking in pubs and restaurants across the whole of the U.K. enacted in 2007 accelerated this trend. Margins on sales to off-premise customers tend to be lower than margins on sales to on-premise customers, and, as a result, continuation or acceleration of these trends would further adversely impact our profitability.

        Consolidation of pubs and growth in the size of pub chains in the United Kingdom could unfavorably impact pricing.    The trend toward consolidation of pubs, away from independent pub and club operations, is continuing in the United Kingdom. These larger entities have stronger price negotiating power, and therefore continuation of this trend could impact our ability to obtain favorable pricing in the on-premise channel (due to the spillover effect of reduced negotiating leverage) and could reduce our revenues and profit margins. In addition, these larger customers continue to move to purchasing directly more of the products that, in the past, we have provided as part of our factored business. Further consolidation could contribute to an adverse financial impact.

        In the event that a significant pub chain were to go bankrupt, or experience similar financial difficulties, our business could be adversely impacted.    We extend credit to pub chains in the U.K., and in some cases the amounts are significant. The continuing challenging economic environment in the U.K. has caused business at on-premise outlets to slow since late 2008, and some pub chains may face increasing financial difficulty if economic conditions do not improve. In the event that a pub chain were to be unable to pay amounts owed to the Company as a result of bankruptcy or similar financial difficulties, our business could be adversely impacted.

        We depend exclusively on one logistics provider in England, Wales, and Scotland for distribution of our U.K. products.    Tradeteam handles all of the physical distribution for us in England, Wales and Scotland, except where a different distribution system is requested by a customer. If Tradeteam were unable to continue distribution of our products and we were unable to find a suitable replacement in a timely manner, we could experience significant disruptions in our business that could have an adverse financial impact.

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

        As of December 25, 2010, our major facilities were (owned unless otherwise indicated):

Facility	Location	Character
Canada
Administrative Offices	Toronto, Ontario	Canada Segment Headquarters
	Montréal, Québec	Corporate Headquarters
Brewery/packaging plants	St Johns, Newfoundland	Packaged malt beverages
Montréal, Québec(5)
Creemore, Ontario
Moncton, New Brunswick
Toronto, Ontario(5)
Vancouver, British Columbia(6)
Distribution warehouses	Québec Province(1)	Distribution centers
Rest of Canada(2)
United States/MCI and Corporate
Administrative Offices	Denver, Colorado(3)	Corporate and MCI Headquarters
Administrative Offices	Guangzhou, China(4)
Tokyo, Japan(4)
Hong Kong(4)
Brewery/packaging plants	Chengde, China	Packaged malt beverages
United Kingdom
Administrative Office	Burton-on-Trent, Staffordshire	U.K. Segment Headquarters
Brewery/packaging plants	Burton-on-Trent, Staffordshire(5)	Malt and spirit-based beverages/packaged malt beverages
Tadcaster Brewery, Yorkshire
Alton Brewery, Hampshire
Malting/grain silos	Burton-on-Trent, Staffordshire	Malting facility
Distribution warehouse	Burton-on-Trent, Staffordshire	Distribution center

(1)
We own 12 distribution centers, lease 2 additional distribution centers, own 2 warehouses and lease 10 additional warehouses in the Québec Province.

(2)
We lease 8 warehouses in the throughout Canada, excluding the Québec Province.

(3)
Leased facility.

(4)
We lease main headquarter offices in Asia. Additionally, in China we lease regional offices to comply with local regulations which require an office in each city where we trade (55 cities).

(5)
Montréal and Toronto breweries account for approximately 73% of our Canada production. The Burton-on-Trent brewery is the largest brewery in the U.K. and accounts for approximately 62% of MCBC-UK's production.

(6)
We own two brewing and packaging facilities in Vancouver, British Columbia.

        We believe our facilities are well maintained and suitable for their respective operations. In 2010, our operating facilities were not capacity constrained.

ITEM 3.    Legal Proceedings

        The Company is a party to various legal proceedings arising from the normal course of business as described in Part I—Financial Statements, Item 1 Note 20, "Commitments and Contingencies—Litigation and Other Disputes" of the Notes, which if decided adversely to or settled by MCBC, may, individually or in the aggregate, be material to our financial condition or results of operations. We may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if we believe such settlement is in the best interests of our stockholders.

        In 1999, Molson entered into an agreement for the distribution of Molson products in Brazil. In 2000, before commencing that business, Molson terminated the distribution agreement and paid the distributor $150,000 in settlement. The distributor then sued Molson to set aside the settlement and to seek additional compensation. The Appellate Court of the State of Rio de Janeiro ("Appellate Court") set aside the settlement agreement and determined that Molson was liable to the distributor, with the amount of damages to be determined through subsequent proceedings. An appeal of the liability decision is currently pending before the Brazilian Superior Court of Justice, which allowed Molson's appeal during the fourth quarter of fiscal year 2009 and agreed to hear the merits of Molson's appeal. With respect to damages, the case was remanded to a Rio de Janeiro trial court to determine the amount of damages. The trial court retained an expert who provided a report adopting the position of the distributor and recommended damages based on a business plan that was never implemented. Molson challenged the irregularity of the expert process, the impartiality of the expert, as well as the report's specific recommendation. The trial court denied Molson's challenges. Molson filed an appeal before the Appellate Court regarding these procedural irregularities, which was denied during the fourth quarter of fiscal year 2009. Following the trial court's procedural ruling during the third quarter of 2009, that court handed down a decision in the distributor's favor granting the full amount of the lost anticipated profits alleged by the distributor, approximately $42 million, plus attorney's fees and interest. Molson appealed the judgment to the Appellate Court. During the fourth quarter of 2009, the Appellate Court directed the court-retained expert to explain the basis for his damages calculation. During the first quarter of 2010, the Appellate Court granted Molson's appeal and vacated the $42 million judgment. The Appellate Court remanded the proceeding to the trial court and ordered that court to select a different expert. The Appellate Court furthermore directed the trial court to use specific criteria in setting damages, the effect of which should be to substantially reduce the award. Molson sought clarification as to the precise criteria to be used. In late April 2010, the Appellate Court denied Molson's motion for clarification, but limited the accrual of interest in this matter. In mid October 2010, the Appellate Court denied the distributor's motion to set aside the vacation of the $42 million judgment. We will continue to defend this case vigorously, and believe that a material adverse result is not probable.

        From time to time, we have been notified that we are or may be a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws for the cleanup of other sites where hazardous substances have allegedly been released into the environment. For example, we are one of approximately 60 entities named by the Environmental Protection Agency ("EPA") as a PRP at the Lowry Superfund site. This landfill is owned by the City and County of Denver and is managed by Waste Management of Colorado, Inc. ("Waste Management"). In the fourth quarter of 2008, we were informed that the State of Colorado might bring an action to recover natural resources damages. Although no formal action was brought, the State of Colorado informally asserted damages of approximately $10 million. However, the Company was potentially liable for only a portion of those damages. The State and the top responsible parties reached a settlement regarding this matter and the settlement was approved by the court. We closed and paid this settlement of $0.3 million in the fourth quarter of 2010.

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

ITEM 4.    [REMOVED AND RESERVED]

PART II

ITEM 5.    Market for the Registrant's Common Equity and Issuer Purchases of Equity Securities

        We have Class A common stock and Class B non-voting common stock trading on the New York Stock Exchange under the symbols "TAP A" and "TAP," respectively. "TAP A" and "TAP" were de-listed from the Toronto Stock Exchange at the close of business on May 1, 2009. In addition, our indirect subsidiary, Molson Coors Canada Inc., has Exchangeable Class A and Exchangeable Class B shares trading on the Toronto Stock Exchange under the symbols "TPX.A" and "TPX.B," respectively. The Class A and B exchangeable shares are a means for shareholders to defer tax in Canada and have substantially the same economic and voting rights as the respective common shares. The exchangeable shares can be exchanged for Molson Coors Class A or B common stock at any time and at the exchange ratios described in the Merger documents, and receive the same dividends. At the time of exchange, shareholders' taxes are due. The exchangeable shares have voting rights through special voting shares held by a trustee, and the holders thereof are able to elect members of the Board of Directors. The approximate number of record security holders by class of stock at February 14, 2011, is as follows:

Title of class	Number of record security holders
Class A common stock, voting, $0.01 par value	30
Class B common stock, non-voting, $0.01 par value	3,161
Class A exchangeable shares	271
Class B exchangeable shares	2,826

        The following table sets forth the high and low sales prices per share of our Class A common stock for each fiscal quarter of 2010 and 2009 as reported by the New York Stock Exchange, as well as dividends paid in such fiscal quarter.

	High	Low	Dividends
2010
First quarter	$44.25	$38.00	$0.24
Second quarter	$43.94	$39.60	$0.28
Third quarter	$46.02	$41.40	$0.28
Fourth quarter	$50.75	$45.00	$0.28
2009
First quarter	$48.00	$30.81	$0.20
Second quarter	$46.25	$34.00	$0.24
Third quarter	$49.75	$42.00	$0.24
Fourth quarter	$50.58	$42.32	$0.24

        The following table sets forth the high and low sales prices per share of our Class B common stock for each fiscal quarter of 2010 and 2009 as reported by the New York Stock Exchange, as well as dividends paid in such fiscal quarter.

	High	Low	Dividends
2010
First quarter	$46.07	$38.44	$0.24
Second quarter	$45.00	$39.89	$0.28
Third quarter	$47.11	$41.88	$0.28
Fourth quarter	$51.11	$46.17	$0.28
2009
First quarter	$49.88	$30.76	$0.20
Second quarter	$46.89	$33.44	$0.24
Third quarter	$49.88	$41.68	$0.24
Fourth quarter	$51.11	$42.90	$0.24

        The following table sets forth the high and low sales prices per share of our Exchangeable Class A shares for each fiscal quarter of 2010 and 2009 as reported by the Toronto Stock Exchange, as well as dividends paid in such fiscal quarter.

	High		Low		Dividends
2010
First quarter	CAD	47.82	CAD	41.13	$0.24
Second quarter	CAD	45.79	CAD	42.00	$0.28
Third quarter	CAD	48.09	CAD	44.10	$0.28
Fourth quarter	CAD	51.55	CAD	46.92	$0.28
2009
First quarter	CAD	53.84	CAD	40.37	$0.20
Second quarter	CAD	51.13	CAD	41.75	$0.24
Third quarter	CAD	53.53	CAD	48.31	$0.24
Fourth quarter	CAD	53.24	CAD	45.82	$0.24

        The following table sets forth the high and low sales prices per share of our Exchangeable Class B shares for each fiscal quarter of 2010 and 2009 as reported by the Toronto Stock Exchange, as well as dividends paid in such fiscal quarter.

	High		Low		Dividends
2010
First quarter	CAD	48.01	CAD	41.25	$0.24
Second quarter	CAD	45.80	CAD	42.36	$0.28
Third quarter	CAD	48.35	CAD	44.00	$0.28
Fourth quarter	CAD	51.75	CAD	46.71	$0.28
2009
First quarter	CAD	60.00	CAD	40.25	$0.20
Second quarter	CAD	51.85	CAD	42.17	$0.24
Third quarter	CAD	54.39	CAD	47.80	$0.24
Fourth quarter	CAD	53.50	CAD	45.75	$0.24

 PERFORMANCE GRAPH

        The following graph compares Molson Coors' cumulative total stockholder return over the last five fiscal years with the Standard and Poor's 500 Index® ("S&P 500"), and a customized index including, MCBC, SABMiller, ABI, Carlsberg, Heineken, Modelo and Fosters ("Peer Group"). We have used an arithmetic average to determine the return for Peer Group. The graph assumes $100 was invested on December 23, 2005, (the last trading day of our fiscal year 2005) in Molson Coors Class A common stock, the S&P 500 and Peer Group, and assumes reinvestment of all dividends.

        On August 1, 2007, our Board of Directors declared a two-for-one stock split issued in the form of a dividend for all classes of capital stock, with a record date of September 19, 2007, and an effective date of October 3, 2007. All share and per share data included in the consolidated financial statements and accompanying notes have been adjusted to reflect this stock split.

Molson Coors Brewing Company
Comparison of Five-Year Cumulative Total Return

	At Fiscal-Year End
	2005	2006	2007	2008	2009	2010
Molson Coors(1)	$100.00	$117.56	$162.54	$148.94	$144.43	$168.90
S&P 500	$100.00	$113.96	$121.05	$73.15	$96.73	$110.12
Peer Group(2)	$100.00	$146.75	$181.27	$99.57	$186.03	$216.92

(1)
Coors and Molson merged on February 9, 2005, to form Molson Coors Brewing Company. Performance prior to the merger is for Coors only.

(2)
Peer Group represents the arithmetic average of the common stock of MCBC, SABMiller, ABI, Carlsberg, Heineken, Modelo and Foster's. These securities are traded on various exchanges throughout the world.

ITEM 6.    Selected Financial Data

        The table below summarizes selected financial information for the five years ended as noted. For further information, refer to our consolidated financial statements and notes thereto presented under Part II—Item 8 Financial Statements and Supplementary Data. Due to a new accounting pronouncement related to convertible debt, certain amounts have been adjusted from previously reported amounts. The pronouncement pertains to our 2.5% Convertible Senior Notes due July 30, 2013 that were issued in 2007 and resulted in adjustments to 2007 and 2008 income from continuing operations, per share amounts, total assets, and long-term debt in the table below. Refer to Part II—Item 8 Financial Statements and Supplementary Data, Note 2 "New Accounting Pronouncements" of the Notes under the sub-heading "Accounting for Convertible Debt Instruments".

	2010(1)	2009(1)	2008(1)	2007(1)	2006(1)(2)
	(In millions, except per share data)
Consolidated Statement of Operations:
Net sales(3)	$3,254.4	$3,032.4	$4,774.3	$6,190.6	$5,845.0
Income from continuing operations attributable to MCBC	$668.1	$729.4	$390.8	$509.7	$373.6
Income from continuing operations attributable to MCBC per share:
Basic	$3.59	$3.96	$2.14	$2.85	$2.17
Diluted	$3.57	$3.92	$2.11	$2.81	$2.16
Consolidated Balance Sheet data:
Total assets	$12,697.6	$12,021.1	$10,386.6	$13,415.1	$11,603.4
Short-term borrowings and current portion of long-term debt	$1.1	$300.3	$0.1	$4.2	$4.0
Long-term debt	$1,959.6	$1,412.7	$1,752.0	$2,165.1	$2,129.8
Other information:
Dividends per share of common stock	$1.08	$0.92	$0.76	$0.64	$0.64

(1)
52-weeks reflected in 2010, 2009, 2008, and 2007 versus 53-weeks in 2006.

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

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating subsidiaries: Coors Brewing Company ("CBC"), operating in the United States ("U.S.") until June 30, 2008 when MCBC and SABMiller plc ("SABMiller") combined the U.S. and Puerto Rico operations of their respective subsidiaries, CBC and Miller Brewing Company ("Miller"), and the results and financial position of U.S. operations, which had historically comprised substantially all of our U.S. reporting segment were, in all material respects, deconsolidated from MCBC prospectively upon formation of MillerCoors LLC ("MillerCoors"); Molson Coors Brewing Company (UK) Limited ("MCBC-UK"), operating in the United Kingdom ("U.K."); Molson Coors Canada ("MCC"), operating in Canada; and our other entities. Any reference to "Coors" means the Adolph Coors Company prior to the 2005 merger with Molson Inc. (the "Merger"). Any reference to Molson Inc. or Molson means MCC prior to the Merger. Any reference to "Molson Coors" means MCBC after the Merger.

        Unless otherwise indicated, (a) all $ amounts are in U.S. Dollars ("USD"), (b) comparisons are to comparable prior periods, and (c) full year 2010 refers to the 52 weeks ended on December 25, 2010, full year 2009 refers to the 52 weeks ended on December 26, 2009, and full year 2008 refers to the 52 weeks ended on December 28, 2008.

        In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America ("U.S. GAAP"), we also present pretax and after-tax "underlying income" and "underlying free cash flow", which are non-GAAP measures and should be viewed as supplements to—not substitutes for—our results of operations presented under U.S. GAAP. Our management uses underlying income and free cash flow and underlying free cash flow as measures of operating performance to assist in comparing performance from period to period on a consistent basis; as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; and in communications with the board of directors, stockholders, analysts and investors concerning our financial performance. We believe that underlying income, free cash flow and underlying free cash flow performance are used by and are useful to investors and other users of our financial statements in evaluating our operating performance because they provide an additional tool to evaluate our performance without regard to special and non-core items, which can vary substantially from company to company depending upon accounting methods and book value of assets and capital structure. We have provided reconciliations of all non-GAAP measures to their nearest GAAP measure.

Executive Summary

2010 Key Financial Highlights:

        2010 was a year of good progress in building our brands, innovating, reducing costs, strengthening our balance sheet, and generating cash. We introduced new brands and value-enhancing innovations in each of our businesses to drive the top-line, exceeded our cost-reduction targets for the year, and used a portion of our free cash flow to fund our pensions and reduce balance sheet risk. Highlights for 2010 include:

  •
  Based on the strength of our brands, we achieved positive beer pricing in each of our major businesses, and we finished 2010 with encouraging share trends in Canada and the U.K., and with Coors Light, Blue Moon and Miller Lite in the U.S.

  •
  Cost savings initiatives underpinned our financial performance, delivering $194 million of total reductions in 2010, which includes 42% of MillerCoors savings.

  •
  Despite challenging economic conditions in all our markets and continued input cost inflation, we grew net sales ahead of cost of goods sold per hectoliter.

  •
  As a result, we increased gross margins and achieved double-digit growth in operating and pretax income.

  •
  We reported global income from continuing operations, net of tax of $668.1 million, 8.4% lower than a year ago and underlying after-tax earnings of $666.9 million for 2010, 5.7% lower than a year ago, due to unusually low effective and underlying effective tax rates of -2% and 1%, respectively in 2009, versus 17% and 16%, respectively, in 2010. As a result, income from continuing operations per diluted share decreased 35 cents to $3.57 per diluted share and underlying income per diluted share decreased 25 cents to $3.56 per diluted share. However, 2010 income from continuing operations before income taxes increased 12.8% and underlying pretax income increased 10.6%, both driven by positive pricing and cost reductions.

  •
  We generated cash flow from operating activities and underlying free cash flow of $749.7 million and $924.3 million, respectively, representing a 12.7% decrease from $858.3 million and a 26.8% increase from $729.0 million in 2009, respectively.

  •
  One source of cash was proceeds from closing out the majority of our Foster's swap positions, which we had established in 2008. During 2010, we began the process of unwinding these swaps and related financial instruments, which we completed in 2011, yielding total net cash proceeds of approximately $51 million. Of this, we received $35 million in 2010 and $16 million in 2011.

  •
  Regarding our uses of free cash flow, we made additional voluntary contributions to our U.K., Canada and MillerCoors' pension plans in the fourth quarter totaling $285 million (including 42% of MillerCoors' additional voluntary contribution), settled the highest-risk indemnities related to our former Brazil business, bought the controlling interest in a brewing joint venture in China, and made selective investments in brands, innovation and systems across our company.

  •
  Regionally:

  •
  In Canada, the biggest brand news was that Coors Light became the best-selling beer in the country. Also, we successfully leveraged our sponsorship of the Vancouver Winter Olympics early in the year, relaunched Molson Canadian, expanded Molson M into the Atlantic region, rolled out Rickard's Dark nationally, and introduced Keystone Light in the Ontario and West regions. In the first half, we completed the Granville Island acquisition, further increasing our presence in the highly profitable above-premium segment. These new brands, combined with the strength of Coors Light and the rejuvenated Molson Canadian brand, helped us grow our national market share nearly 1 percentage point. While Canada earnings before income taxes decreased approximately 2%, Canada underlying pretax income grew nearly 10% as a result of these achievements and favorable foreign exchange in 2010. Additionally, we signed a substantial contract brewing arrangement that will help us leverage our fixed costs beginning in the first half of 2011.

  •
  In the U.S., MillerCoors exceeded its targets for cost reductions and achieved 2.3% growth in domestic net sales per hectoliter. MillerCoors maintained a strong pace of brand-building and innovation work, including the Miller Lite Vortex Bottle and "Man Up" ad campaign, Coors Light and Miller Lite Home Draft, and the Aluminum Pint bottle, and Blue Moon's artfully crafted messaging on television. As a result, Coors Light and Blue Moon gained share in 2010. Additionally, MillerCoors formed Tenth and Blake Beer Company, a company within a company to drive its craft and specialty beer brands. With these efforts, we led the growth of the U.S. craft beer segment with Blue Moon and significantly improved our premium light share trends in the second half of the year. Despite a very challenging beer market, the MillerCoors team grew net income attributable to MillerCoors and underlying net income 25.4% and 21.9%, respectively, in 2010. Including equity adjustments, our U.S. segment earnings before income taxes and underlying pretax income grew 19.4% and 18.5%, respectively, for the year. The U.S. business also greatly increased its cash generation in 2010 as it moved past the investments needed to capture synergies.

    •
    In the U.K., we continued to drive our value-over-volume strategy and increased net sales per hectoliter 10% in local currency, the fourth consecutive year of pricing growth for our U.K. business. We also added the Blue Moon and Singha brands and Corona and other Modelo brands to our U.K. portfolio. In addition, we established a long-term contract-brewing arrangement with Carlsberg to brew Tetley ale for the U.K. market beginning in 2011. Earnings before income taxes increased 5% while underlying pretax earnings declined 6.3% in local currency due to higher U.K. pension expense in 2010. If we exclude the increase in pension expense of $29.2 million, U.K. underlying pretax earnings would have increased more than 20% for 2010, driven by strong pricing and cost reductions.

    •
    Our International team completed the joint venture with Si'hai Brewing Company in China and signed a brewing and distribution agreement with Mahou San Miguel for Carling in Spain. The team also launched Coors Light in Russia and Vietnam. Corona and other Modelo brands will be added to our Japan portfolio commencing in 2011.

        The following table highlights summarized components of our condensed consolidated summary of operations for the fiscal years ended December 25, 2010, December 26, 2009, and December 28, 2008.

	For the Years Ended
	December 25, 2010	% change	December 26, 2009	% change	December 28, 2008(1)
	(In millions, except percentages and per share data)
Volume in hectoliters	18.464	(1.7)%	18.779	(46.0)%	34.800
Net sales	$3,254.4	7.3%	$3,032.4	(36.5)%	$4,774.3
Income attributable to MCBC from continuing operations, net of tax	$668.1	(8.4)%	$729.4	86.6%	$390.8
Specials and other non-core items
Special items(2)	21.3	(34.9)%	32.7	(75.6)%	133.9
42% of MillerCoors specials(3)	12.7	(38.9)%	20.8	(52.3)%	43.6
MillerCoors accounting elections(4)	—	(100.0)%	(7.3)	(73.6)%	(27.7)
Gain on sale of non-core real estate(5)	(0.5)	N/M	—	N/M	—
Changes to environmental litigation provisions(6)	(0.2)	(113.3)%	1.5	(65.9)%	4.4
Foster's total return swap(7)	(47.9)	N/M	(0.7)	(115.9)%	4.4
Gain related to sale of Montreal Canadiens(8)	—	(100.0)%	(46.0)	N/M	—
Basis amortization related to the Sparks brand impairment(4)	—	N/M	—	(100.0)%	(27.3)
Debt extinguishment costs(9)	—	N/M	—	(100.0)%	12.4
Other(10)	—	N/M	—	(100.0)%	(1.0)
Tax effect on specials and other non-core items	13.4	(158.3)%	(23.0)	(24.8)%	(30.6)

Non-GAAP: Underlying income attributable to MCBC from continuing operations, net of tax	$666.9	(5.7)%	$707.4	40.7%	$502.9
Income attributable to MCBC per diluted share from continuing operations	$3.57	(8.9)%	$3.92	39.5%	$2.81
Non-GAAP: Underlying income attributable to MCBC per diluted share from continuing operations	$3.56	(6.6)%	$3.81	40.6%	$2.71

N/M = not meaningful

(1)
Volume and net sales for the year ended December 28, 2008, include six months of U.S. segment results. For the years ended December 26, 2009, and December 25, 2010, no U.S. segment results are reported in volume and net sales.

(2)
See Part II—Item 8 Financial Statements and Supplementary Data, Note 8 "Unusual or Infrequent Items" of the Notes to the Consolidated Financial Statements ("Notes") for additional information.

(3)
See "Results of Operations", "United States Segment" under the sub-heading "Special Items" in this section for additional information.

(4)
See Part II—Item 8 Financial Statements and Supplementary Data, Note 4 "Investments" of the Notes under the sub-headings "Equity Investments" and "Investment in MillerCoors" for additional information.

(5)
During 2010, MCBC sold the Coors family home in Golden, Colorado, to the Adolph Coors Company LLC, a related but unconsolidated company. The selling price was based on a market appraisal by an independent third party.

(6)
See Part II—Item 8 Financial Statements and Supplementary Data, Note 20 "Commitments and Contingencies" of the Notes under the sub-heading "Environmental" for additional information.

(7)
See Part II—Item 8 Financial Statements and Supplementary Data, Note 6 "Other Income and Expense" of the Notes for additional information.

(8)
See Part II—Item 8 Financial Statements and Supplementary Data, Note 4 "Investments" of the Notes under the sub-headings "All Other Equity Investments" and "Montreal Canadiens" for additional information.

(9)
See Part II—Item 8 Financial Statements and Supplementary Data, Note 13 "Debt" of the Notes for additional information.

(10)
The $1 million in 2008 represents the settlement of our claim related to the bankruptcy of our joint venture in Korea, known as Jinro Coors Brewing Co. Ltd. We were partners in the joint venture from 1992-2000. However, it was terminated due to the bankruptcy of our partner, Jinro Ltd.

        The following table highlights summarized components of our sales volume for the years ended December 25, 2010, December 26, 2009, and December 28, 2008:

	For the years ended
	December 25, 2010	% change	December 26, 2009	% change	December 28, 2008
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	18.464	(1.7)%	18.779	(46.0)%	34.800
Royalty volume	0.347	15.3%	0.301	0.3%	0.300

Owned volume	18.811	(1.4)%	19.080	(45.6)%	35.100
Proportionate share of equity investment sales-to-retail(1)	29.878	(3.3)%	30.888	88.4%	16.397

Total worldwide beer volume	48.689	(2.6)%	49.968	(3.0)%	51.497

(1)
Reflects MCBC's proportionate share of equity method investment sales-to-retail for the periods presented, adjusted for comparable trading days.

        Worldwide beer volume is composed of our financial volume, royalty volume and proportionate share of equity investment sales-to-retail. Financial volume represents owned beer brands sold to unrelated external customers within our geographical markets. Royalty beer volume consists of product produced and sold by third parties under various license and contract-brewing agreements. Equity investment sales-to-retail brands volume represents the company's ownership percentage share of volume in its subsidiaries accounted for under the equity method, including MillerCoors and Modelo Molson Imports, L.P ("MMI"), our joint venture with Grupo Modelo S.A.B. de C.V. ("Modelo").

Synergies and other cost savings initiatives

        We achieved $66 million of cost savings in 2010 toward our second Resources for Growth, or RFG2, program's three-year goal of $150 million of annualized cost reductions by 2012.

        In addition to our RFG2 savings, MillerCoors delivered $232 million of incremental cost synergies in 2010, bringing the total synergies realized to $505 million since beginning operations on July 1, 2008.

MillerCoors also delivered $74 million of other cost reductions in 2010 against its $200 million cost savings program to be completed by the end of 2012. Molson Coors benefits from 42% of MillerCoors cost reductions.

Components of our Statement of Operations

        Net sales—Our net sales represent the sale of beer and other malt beverages, the vast majority of which are brands that we own and brew ourselves. We import or brew and sell certain non-owned partner brands under licensing and related arrangements. We also sell certain "factored" brands (beverage brands owned by other companies, but sold and distributed by us), to on-premise customers in the United Kingdom.

        Cost of goods sold—Our cost of goods sold includes costs we incur to make and ship beer. These costs include brewing materials, such as barley, hops, and various grains. Packaging materials, including glass bottles, aluminum and steel cans, cardboard and paperboard are also included in our cost of goods sold. Additionally, our cost of goods sold include both direct and indirect labor, freight costs, utilities, maintenance costs, depreciation, and other manufacturing overheads, as well as the cost to purchase "factored" brands from suppliers.

        Marketing, general and administrative—These costs include media advertising (television, radio, print), tactical advertising (signs, banners, point-of-sale materials) and promotion costs on both local and national levels within our operating segments. These costs also include our marketing and sales organizations, including labor and other overheads. This classification includes general and administrative costs for functions such as finance, legal, human resources and information technology, which consist primarily of labor and outside services. This line item includes amortization costs associated with intangible assets, as well as certain depreciation costs related to non-production equipment.

        Special Items—These are infrequent and/or unusual items which affect our statement of operations, and are discussed in each segment's Results of Operations discussion.

        Equity income in MillerCoors—This item represents our proportionate share for the period of the net income (loss) of our investment in MillerCoors accounted for under the equity method. Such amount typically reflects adjustments similar to those made in preparing consolidated statements, including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between cost and underlying equity in net assets upon the formation of MillerCoors.

        Interest expense, net—Interest costs associated with borrowings to finance our operations are classified here. Interest income in the U.K. segment is associated with trade loans receivable from customers.

        Debt extinguishment costs—The costs are associated with payments to settle debt at fair value, given interest rates at the time of extinguishment, incentive payments to debt holders for early tendering of debt, and a write-off of the proportionate amount of unamortized discount and issuance fees associated with extinguished debt.

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

        Discussions of statement of operations line items such as noncontrolling interests and discontinued operations are discussed in detail elsewhere in MD&A and in Part II—Item 8 Financial Statements and Supplementary Data in the Notes.

Depreciation

        Depreciation and amortization expense decreased slightly in 2010 versus 2009. Depreciation and amortization expense also decreased in 2009 versus 2008 as a result of 2008 including six months of expense related to the U.S. segment prior to the formation of MillerCoors.

Income Taxes

        Our full year effective tax rate was approximately 17% in 2010, -2% in 2009, and 19% in 2008. Our effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to the following: lower effective income tax rates applicable to our Canadian and U.K. businesses. The company's 2009 tax rates were unusually low due to the favorable resolution of unrecognized tax positions during 2009. Our full year underlying effective tax rate was approximately 16% in 2010, 1% in 2009, and 19% in 2008. See table below for adjustments from effective tax rate.

	For the Years ended
	December 25, 2010	December 26, 2009	December 28, 2008
Effective tax rate	17%	(2)%	19%
Adjustments:
Foster's total return swap	(1)%	0%	0%
Tax rate changes	0%	3%	0%

Non-GAAP: Underlying effective tax rate	16%	1%	19%

Discontinued Operations

        In 2006, we sold our equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for exposures related to certain purchased tax credits and civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. See Part II—Item 8 Financial Statements and Supplementary Data, Note 5 "Discontinued Operations" of the Notes for further discussion.

        We recognized a gain of $39.6 million and a loss of $9.0 million for the years ended 2010 and 2009, respectively. This amount is typically associated with adjustments to the indemnity liabilities due to changes in estimates and foreign exchange losses. However, during the first quarter of 2010, we recognized a gain of $42.6 million related to our settlement of a portion of our indemnity liabilities to FEMSA.

Results of Operations

Canada Segment

        Our Canada segment consists primarily of our beer business in Canada, including the production and sale of the Molson brands, Coors Light, and other licensed brands in Canada. The Canada segment also includes MMI, established to import, distribute, and market the Modelo beer brand portfolio across all Canadian provinces and territories. MMI is accounted for under the equity method. In addition, the Canada segment includes our arrangements related to the distribution of beer in Ontario, Brewers' Retail, Inc. ("BRI") and, in Western Canada, Brewers' Distributor Ltd. ("BDL"). BRI was a consolidated joint venture through February 28, 2009. As of March 1, 2009, we deconsolidated BRI, and prospectively began accounting for BRI results under the equity method as a result of the reduction in our BRI ownership interest. BDL is also accounted for under the equity method.

        See "Outlook for 2011" for discussion of forward looking trends regarding the Canada segment.

	Fiscal year ended
	December 25, 2010	% change	December 26, 2009	% change	December 28, 2008
	(In millions, except percentages)
Volume in hectoliters(1)	8.922	2.1%	8.741	(9.4)%	9.648

Net sales	$1,938.2	11.9%	$1,732.3	(9.8)%	$1,920.0
Cost of goods sold	(969.6)	9.2%	(887.7)	(14.3)%	(1,036.4)

Gross profit	968.6	14.7%	844.6	(4.4)%	$883.6
Marketing, general and administrative expenses	(491.1)	17.2%	(418.9)	(0.6)%	(421.3)
Special items, net	(17.0)	31.8%	(12.9)	18.3%	(10.9)

Operating income	460.5	11.6%	412.8	(8.6)%	451.4
Other income (expense), net	(6.5)	(113.1)%	49.8	N/M	7.0

Earnings before income taxes	$454.0	(1.9)%	$462.6	0.9%	$458.4
Adjusting items:
Special items(2)	17.0	31.8%	12.9	18.3%	10.9
Gain related to sale of Montreal Canadiens(2)	—	(100.0)%	(46.0)	N/M	—

Non-GAAP: Underlying pretax income	$471.0	9.7%	$429.5	(8.5)%	$469.3

N/M = Not meaningful

(1)
Volumes represent net sales of MCBC owned brands and partner brands.

(2)
See the sub-headings "Special Items" and "Other income (expense) net" in this section for additional information.

Foreign currency impact on results

        Our Canada segment was favorably impacted by a 9.7% year-over-year increase in the value of the Canadian Dollar ("CAD") against the USD in 2010 versus 2009. This represented an approximate $33 million and $35 million increase to USD earnings before income taxes and USD underlying pretax income, respectively. Our Canada segment was unfavorably impacted by a 6.1% year-over-year decrease in the value of the CAD against the USD in 2009 versus 2008. This represented an approximate $19 million and $27 million decrease to USD earnings before income taxes and USD underlying pretax income, respectively, for 2009.

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

Volume and net sales

        Net sales increased to $1,938.2 million for full year 2010, compared to $1,732.3 for full year 2009. This increase was driven by the net impact of three items: sales volume, net sales per hectoliter and foreign currency.

        For the full year 2010, sales volume in Canada increased by 2.1% to 8.9 million hectoliters versus volume of 8.7 million hectoliters for the full year 2009. This increase was driven by new brand launches of Molson M, Keystone Light, and Molson Canadian 67, as well as the impact from the 2010 Vancouver Winter Olympics.

        Our Canada sales to retail ("STRs") for calendar year 2010 increased 1.4% versus 2009. Volume gains from our newly launched brands including Keystone, Molson M and Miller Chill were partially offset by declines in our established brands.

        Canada industry volumes declined an estimated 0.9% in calendar year 2010 compared to 2009. As a result, we increased our market share nearly a full point on a full-year basis. This increase was driven primarily by gains in the Quebec and Western regions.

        Net sales per hectoliter decreased 0.5% in local currency as favorable net pricing, led by price increases across all major markets, were more than offset by increased discounting activity and price segment shifts.

        During the third quarter of 2009, management adjusted internal financial reporting to conform sales reporting for the pre-MillerCoors periods to the post-MillerCoors periods. As a result, Canada segment sales, production costs, and volumes for the years ended December 28, 2008, and December 30, 2007, are higher than reported in the prior year due to the inclusion of $55.6 million and 0.784 million hectoliters of intersegment/intercompany sales and volumes for 2008 and $91.9 million and 1.438 million hectoliters for 2007, which were eliminated upon consolidation.

        Net sales decreased to $1.732.3 million for full year 2009, compared to $1,920.0 for full year 2008. This decrease was driven by the net impact of three items: sales volume, net sales per hectoliter and foreign currency.

        For the full year 2009, sales volume in Canada decreased by 9.4% to 8.7 million hectoliters versus prior year volume of 9.6 million hectoliters for the full year 2008. This decline is driven by the internal financial reporting adjustments noted above which increased prior year volumes by 0.784 million hectoliters. Excluding this adjustment, sales volume declined 1.4%.

        Our Canada STRs for 2009 decreased 1.9% versus the prior calendar year. Mid-single-digit growth of Coors Light was more than offset by declines in the Molson trademark brands and our non-strategic brands.

        Canada industry volumes declined an estimated 0.4% in 2009 compared to the prior calendar year. As a result, we experienced an estimated two-thirds of a market share point decrease on a full-year basis. This decrease was driven primarily by the Western region.

        Excluding the impact of the internal financial reporting changes discussed above, net sales per hectoliter increased 1.8% in local currency in 2009, driven by favorable net pricing, led by price increases across all major markets, partially offset by increased discounting activity.

Cost of goods sold and gross profit

        Full year 2010 cost of goods sold per hectoliter decreased 3.1% in local currency versus 2009, due largely to our RFG2 cost savings initiatives.

        Excluding the impact of the internal financial reporting changes discussed above, cost of goods sold per hectoliter in 2009 was unchanged in local currency versus 2008. Commodity, packaging material and other input costs including increased pension costs drove a 1% increase and an increase of about 1.5% was due to the ongoing shift in sales mix. These increases were offset by a 2.5% decrease from our Resources for Growth cost savings initiatives.

Marketing, general and administrative expenses

        For the full year 2010, marketing, general and administrative expenses increased 6.4% in local currency, driven by increased sales support costs.

        For the full year 2009, marketing, general and administrative expenses increased 7.0% in local currency. Excluding the effects of deconsolidating BRI in March 2009 of $18.2 million, marketing, general and administrative expenses increased 2.9% in local currency, driven by increases in brand investment.

Special items, net

        In 2010, we recognized $12.8 million of expense related to a capital asset write-off and associated costs for the abandonment of sales support software, which had been under development, as a result of a change in strategic direction relative to its use. Additionally, the Canada segment recognized expense of $4.2 million related to special termination benefits related to the Ontario-Atlantic Hourly Defined Benefit pension plan and restructuring costs associated with employee terminations at the Edmonton and Montréal breweries.

        In 2009, we recognized a $5.3 million pension curtailment loss and $3.0 million of restructuring costs associated with employee terminations at the Montréal brewery driven by MillerCoors' decision to shift Blue Moon production to its facilities in the U.S. Additionally, the segment incurred $4.6 million of Edmonton brewery site preparation and impairment closure costs during the year.

        The Canada segment recognized $10.9 million of special items expense during 2008. The special items represent costs associated with the ongoing Edmonton brewery closing expenses, restructuring activities, and an asset impairment. See Part II—Item 8 Financial Statements and Supplementary Data, Note 8 "Unusual or Infrequent Items" of the Notes for further discussion.

Other income (expense), net

        Other income in 2010 was $56.3 million lower than the prior year primarily due to a $46.0 million gain in 2009 on the sale of the Montréal Canadiens. Other income in 2009 was $42.8 million higher than the prior year primarily due to the 2009 gain on the sale of the Montréal Canadiens. See Part II—Item 8 Financial Statements and Supplementary Data, Note 4 "Investments" of the Notes for further discussion.

United States Segment

        During the first half of 2008, the United States ("U.S.") segment involved the production, marketing and sale of the MCBC portfolio of leading beer brands in the United States and Puerto Rico. Financial results during this period included Rocky Mountain Metal Corporation and Rocky Mountain Bottle Corporation, which were consolidated joint ventures. As of July 1, 2008, MillerCoors began operations. The results and financial position of our U.S. segment operations were prospectively deconsolidated upon contribution to the joint venture, and our interest in MillerCoors is being accounted for and reported by us under the equity method of accounting. See Part II—Item 8 Financial Statements and Supplementary Data, Note 1 "Basis of Presentation and Summary of Significant Accounting Policies" of the notes regarding the MillerCoors joint venture.

        See "Outlook for 2011" for discussion of forward looking trends regarding the U.S. segment.

	Fiscal year ended
	December 25, 2010	% change	December 26, 2009	% change	December 28, 2008
	(In millions, except percentages)
Volume in hectoliters(1)	—	N/M	—	(100.0)%	14.894

Net sales	$—	N/M	$—	(100.0)%	$1,504.8
Cost of goods sold	—	N/M	—	(100.0)%	(915.1)

Gross profit	—	N/M	—	(100.0)%	$589.7
Marketing, general and administrative expenses	—	N/M	—	(100.0)%	(413.3)
Special items, net	—	N/M	—	(100.0)%	(69.3)
Equity income in MillerCoors	456.1	19.4%	382.0	145.5%	155.6

Operating income	456.1	19.4%	382.0	45.4%	262.7
Other income (expense), net	—	N/M	—	(100.0)%	2.3

Earnings before income taxes	$456.1	19.4%	$382.0	44.2%	$265.0
Adjusting items:
42% of MillerCoors special items(2)	12.7	(38.9)%	20.8	(52.3)%	43.6
U.S. Segment special items(2)	—	N/M	—	(100.0)%	69.3
MillerCoors accounting elections(3)	—	(100.0)%	(7.3)	(73.6)%	(27.7)
Basis amortization related to the Sparks brand impairment(3)	—	N/M	—	(100.0)%	(27.3)

Non-GAAP: Underlying pretax income	$468.8	18.5%	$395.5	22.5%	$322.9

N/M = Not meaningful

(1)
Volumes represent net sales of MCBC owned brands and partner brands.

(2)
See the sub-heading "Special Items" in this section for additional information.

(3)
See Part II—Item 8 Financial Statements and Supplementary Data, Note 4 "Investments" of the Notes under the sub-headings "Equity Investments" and "Investment in MillerCoors" for additional information.

        The results of operations for MillerCoors for the years ended December 31, 2010, and December 31, 2009, and pro forma results for the year ended December 31, 2008, are presented below. Pro forma results for 2008 are comprised of pro forma amounts for the six months ended June 30, 2008, and actual amounts for the six months ended December 31, 2008.

	For the year ended
	Actual		Actual		Pro Forma
	December 31, 2010	% change	December 31, 2009	% change	December 31, 2008
	(In millions, except percentages)
Volumes in hectoliters	78.823	(2.8)%	81.085	(2.2)%	82.880

Sales	$8,817.7	(0.4)%	$8,851.6	1.2%	$8,746.2
Excise taxes	(1,247.1)	(2.4)%	(1,277.3)	(1.8)%	(1,300.4)

Net sales	7,570.6	(0.0)%	7,574.3	1.7%	7,445.8
Cost of goods sold	(4,686.3)	(0.7)%	(4,720.9)	2.6%	(4,602.8)

Gross profit	2,884.3	1.1%	2,853.4	0.4%	2,843.0
Marketing, general and administrative expenses	(1,775.1)	(8.4)%	(1,937.9)	(6.8)%	(2,079.5)
Special items, net	(30.3)	(38.7)%	(49.4)	(77.5)%	(219.9)

Operating income	1,078.9	24.6%	866.1	59.3%	543.6
Other income (expense), net	2.4	166.7%	0.9	(88.3)%	7.7

Income from continuing operations before income taxes and noncontrolling interests	1,081.3	24.7%	867.0	57.3%	551.3
Income tax expense	(7.6)	(9.5)%	(8.4)	154.5%	(3.3)

Income from continuing operations	1,073.7	25.1%	858.6	56.7%	548.0
Less: Net income attributable to noncontrolling interests	(16.7)	5.7%	(15.8)	9.7%	(14.4)

Net income attributable to MillerCoors	$1,057.0	25.4%	$842.8	57.9%	$533.6
Adjusting items:
Special items(1)	30.3	(38.7)%	49.4	(77.5)%	219.9

Non-GAAP: Underlying net income attributable to MillerCoors	$1,087.3	21.9%	$892.2	18.4%	$753.5

N/M = not meaningful

(1)
See the sub-heading "Special Items" in this section for additional information.

        This pro forma combined financial information has been derived from the historical financial results of the respective U.S. businesses of MCBC and SABMiller, giving effect to the MillerCoors transaction and other related adjustments, described below. These pro forma results are not necessarily indicative of the results of operations that would have been achieved had the MillerCoors transaction taken place at the beginning of the pro forma period, and do not purport to be indicative of future operating results.

MILLERCOORS, LLC
UNAUDITED PRO FORMA CONDENSED COMBINED INCOME STATEMENT
For the Twelve Months Ended December 31, 2008

	Pro Forma For the Six Months Ended June 30, 2008					Actual	Pro Forma
	MCBC's U.S. Business Contributed to MillerCoors	Miller's U.S. Business Contributed to MillerCoors	Pro Forma Adjustments		MillerCoors Pro Forma Results	MillerCoors Six months ended December 31, 2008	MillerCoors Twelve months ended December 31, 2008
	(In millions)
Net sales	$1,491.8	$2,257.8	$6.8	C	$3,756.4	$3,689.4	$7,445.8
Cost of goods sold	(907.3)	(1,387.4)	16.3	C
			1.6	D	(2,276.8)	(2,326.0)	(4,602.8)

Gross profit	584.5	870.4	24.7		1,479.6	1,363.4	2,843.0
Marketing, general and administrative	(412.2)	(582.3)	(0.6	)C
			(29.8	)A
			(15.5	)D
			(6.7	)B	(1,047.1)	(1,032.4)	(2,079.5)
Special items	(69.3)	(46.8)	—		(116.1)	(103.8)	(219.9)

Operating income	103.0	241.3	(27.9)		316.4	227.2	543.6
Interest, net	—	1.4	—		1.4	—	1.4
Other, net	2.3	23.5	(22.4	)C	3.4	2.9	6.3

Pretax income	105.3	266.2	(50.3)		321.2	230.1	551.3
Income tax expense	—	—	—		—	(3.3)	(3.3)

Net income	105.3	266.2	(50.3)		321.2	226.8	548.0
Less: Net income attributable to noncontrolling interests	(9.6)	(0.4)	—		(10.0)	(4.4)	(14.4)

Net income attributable to MillerCoors	$95.7	$265.8	$(50.3)		$311.2	$222.4	$533.6

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

C
Adjustments to conform classification between the MCBC U.S. business and the Miller U.S. business and to conform the MCBC U.S. business accounting calendar from a thirteen week to a three calendar months ended June 30, 2008, and from a twenty-six week to a six calendar months ended June 30, 2008.

D
Adjustments to conform accounting policies with regard to inventory valuation, pension and postretirement plans and allocation of advertising costs between interim periods.

        The following represents MCBC's proportional share of MillerCoors net income reported under the equity method (in millions):

	For the year ended December 25, 2010	For the year ended December 26, 2009	For the six months ended December 28, 2008
Net income attributable to MillerCoors	$1,057.0	$842.8	$222.4
MCBC economic interest	42%	42%	42%

MCBC proportionate share of MillerCoors net income	443.9	354.0	93.4
MillerCoors accounting policy elections(1)(2)	—	7.3	27.7
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(1)(3)	6.9	11.7	36.7
Share-based compensation adjustment(1)	5.3	9.0	(2.2)

Equity Income in MillerCoors	$456.1	$382.0	$155.6

Adjusting items:
MCBC proportionate share of MillerCoors special items	12.7	20.8	92.4

Non-GAAP Equity Income in MillerCoors	$468.8	$402.8	$248.0

(1)
See Part II—Item 8 Financial Statements and Supplementary Data, Note 4 "Investments" of the Notes, for a detailed discussion of these equity method adjustments.

(2)
We reported income of $7.3 million in the first quarter of 2009 related to MillerCoors' accounting policy elections. We did not report any further adjustments in 2009 or 2010.

(3)
Basis amortization for the six months ended December 28, 2008, included $27.3 million related to MillerCoors' impairment of the Sparks brand intangible asset. See Part II—Item 8 Financial Statements and Supplementary Data, Note 4 "Investments" of the Notes for further discussion.

        The discussions below highlight the MillerCoors results of operations for the year ended December 31, 2010, versus the year ended December 31, 2009, and for the year ended December 31, 2009, versus the pro forma results for the same period in 2008.

Volume and net sales

        Net sales decreased to $7,570.6 million for full year 2010, compared to $7,574.3 million for full year 2009. This decrease was driven by the net impact of sales volume and net sales per hectoliter.

        Total reported volume declined 2.8% for the year ended December 31, 2010, versus the year ended December 31, 2009. Contract brewing volume declined 0.7% during the period, while sales volume to wholesalers declined 3.0% due largely to lower retail sales. Domestic STRs decreased 3.2% during the period. STR performance reflects growth in two of MillerCoors' six focus brands (Blue Moon achieved double-digit growth, while Keystone brands achieved single-digit growth), which was more than offset by reductions in MGD 64, Miller High Life, Miller Lite and losses in non-focus brands (Miller Genuine Draft, Miller Chill, Sparks and Milwaukee's Best). Coors Light STRs were virtually unchanged for 2010 compared to 2009.

        Total net sales per hectoliter increased 2.8% in 2010 due to higher domestic net pricing and favorable sales mix.

        Net sales increased to $7,574.3 million for full year 2009, compared to $7,445.8 million for full year 2008. This increase was driven by the net impact of sales volume and net sales per hectoliter.

        Total reported volume declined 2.2% for the full year 2009, versus the year ended December 31, 2008. Contract brewing volume declined 6.3% during the period, while sales volume to wholesalers declined 1.7% due to lower retail sales. Domestic STRs decreased 1.7% during the period. STR performance reflects strong growth in four of MillerCoors' six focus brands (Miller High Life and Blue Moon achieving single-digit growth, with double-digit growth by MGD64 and Keystone Light), which was more than offset by reductions in Miller Lite and non-focus brands (Miller Genuine Draft, Miller Chill, Sparks and Milwaukee's Best). Coors Light STRs were virtually unchanged for 2009 compared to 2008.

        Total net sales per hectoliter increased 4.0% for the full year 2009 compared to the full year 2008 due to higher domestic net pricing.

Cost of goods sold

        Cost of goods sold increased to $59.45 per hectoliter for the year ended December 31, 2010, versus $58.22 per hectoliter for the year ended December 31, 2009. The net increase in cost of goods sold was driven by an increase in packaging costs, higher fuel prices and carrier rates, and increased production of the aluminum pint, home draft, and Blue Moon products. Additional increases were due to higher fixed costs per hectoliter because of lower production volumes and due to the acquisition of Western Beverage, a distribution company acquired by Coors Distributing Company, a wholly-owned subsidiary of MillerCoors. These are partially offset by savings from synergies and other cost-reduction initiatives and lower brewing materials costs.

        Cost of goods sold increased to $58.22 per hectoliter for the year ended December 31, 2009, versus $55.54 per hectoliter for the year ended December 31, 2008. The net increase in cost of goods sold was driven by an increase in commodity and packaging costs, and the non-recurrence in 2009 of sales of hops made to third parties during 2008, partly offset by savings from synergies and other cost-reduction initiatives.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses decreased by $162.8 million, or 8.4%, in 2010 versus 2009. Reductions in marketing were largely realized due to the delivery of synergy savings and other cost reductions. General and administrative reductions are largely due to synergy and cost savings, as well as lower benefit costs and share-based compensation.

        Marketing, general and administrative expenses decreased by $141.6 million, or 6.8%, in 2009 versus 2008. Reductions in marketing were largely realized due to the delivery of synergy savings and other cost reductions. General and administrative reductions are largely due to salary and benefit reductions across MillerCoors, partially offset by systems project expenses and fixed-asset write-offs and impairments.

Special Items

        During 2010, MillerCoors reported special charges totaling $30.3 million, driven largely by pension and postretirement benefit curtailment expenses, as well as integration costs including severance and relocation costs resulting from the sales office reorganization.

        MillerCoors recognized $49.4 million of special charges in 2009 compared to $219.9 million of net special charges in 2008. In 2009, the special charges were for integration-related expenses for the MillerCoors joint venture, and pension curtailment. Integration charges in 2009 include costs for relocation, severance and sales office closures. In 2008, the special charges were for integration related expenses for the MillerCoors joint venture, the impairment of the Sparks brand, and the impairment of

Molson brands sold in the U.S. The Sparks brand impairments and Molson brand impairments totaled $65.1 million and $50.6 million, respectively. Integration charges in 2008 include costs for severance, retention, relocation, sales office closures and consulting costs.

United Kingdom Segment

        The United Kingdom ("U.K.") segment produces and sells our owned brands principally in England and Wales. Results of the segment also include our licensing arrangements in the Republic of Ireland; our consolidated joint venture arrangement to produce, import and distribute the Grolsch brands in the U.K. and the Republic of Ireland; our consolidated joint venture agreement to produce and distribute the Cobra beer brands in the U.K.; factored brand sales in the U.K.; and our joint venture arrangement with DHL ("Tradeteam") for the distribution of products throughout Great Britain accounted for under the equity method.

        See "Outlook for 2011" for discussion of forward looking trends regarding the U.K. segment.

	Fiscal year ended
	December 25, 2010	% change	December 26, 2009	% change	December 28, 2008
	(In millions, except percentages)
Volume in hectoliters(1)	8.870	(6.7)%	9.510	(10.3)%	10.607

Net sales	$1,234.9	0.7%	$1,226.2	(8.6)%	$1,342.2
Cost of goods sold	(792.6)	(0.4)%	(795.9)	(12.2)%	(906.9)

Gross profit	442.3	2.8%	430.3	(1.1)%	435.3
Marketing, general and administrative expenses	(349.2)	7.7%	(324.2)	(10.2)%	(360.9)
Special items, net	(3.1)	(83.6)%	(18.9)	N/M	4.5

Operating income	90.0	3.2%	87.2	10.5%	78.9
Interest income(2)	6.7	(19.3)%	8.3	(22.4)%	10.7
Other income (expense), net	(1.4)	(70.2)%	(4.7)	11.9%	(4.2)

Earnings before income taxes	$95.3	5.0%	$90.8	6.3%	$85.4
Adjusting items:
Special items(3)	3.1	(83.6)%	18.9	N/M	(4.5)

Non-GAAP: Underlying pretax income	$98.4	(10.3)%	$109.7	35.6%	$80.9

N/M = Not meaningful

(1)
Volumes represent net sales of owned brands, joint venture brands and exclude factored brand net sales volumes.

(2)
Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by note receivable balances outstanding from period-to-period.

(3)
See the sub-heading "Special Items" in this section for additional information.

Foreign currency impact on results

        Our U.K. segment results were negatively affected by a 2% and a 14% year-over-year decrease in the value of the British Pound Sterling ("GBP") against the USD in 2010 and 2009, respectively. This represented an approximate $5 million decrease to both USD earnings before income taxes and USD underlying pretax income for 2010. For 2009, this represented an approximate $14 million and

$15 million decrease to USD earnings before income taxes and USD underlying pretax income, respectively.

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

Volume and net sales

        Net sales increased to $1,234.9 million for full year 2010, compared to $1,226.2 for full year 2009. This increase was driven by the net impact of three items: sales volume, net sales per hectoliter and foreign currency.

        Our U.K. segment owned-brand volumes decreased 7% in 2010 versus 2009, predominantly reflecting declining industry volume in the U.K.

        Our U.K. segment net sales per hectoliter in local currency increased by 10% in 2010, driven by higher owned-brand pricing and positive sales mix.

        Net sales decreased to $1,226.2 million for full year 2009, compared to $1,342.2 for full year 2008. This decrease was driven by the net impact of three items: sales volume, net sales per hectoliter and foreign currency.

        Our U.K. segment owned-brand volumes decreased 10% in 2009 versus 2008, reflecting declining industry volume in the U.K. and our strategy to forgo low-margin volume.

        Our U.K. segment net sales per hectoliter in local currency increased by 20% in 2009, with approximately one-third of this change related to non-owned factored brands and our contract brewing arrangements. U.K. owned-brand net sales per hectoliter in local currency increased by 18% in the year, due mainly to improved pricing, along with favorable brand mix.

Cost of goods sold

        Cost of goods sold per hectoliter in local currency increased by 9% in 2010, driven by higher pension expense, the impact of channel and brand mix, and the effect of spreading fixed costs over lower owned-brand sales volume.

        Cost of goods sold per hectoliter in local currency increased by 15% in 2009, with approximately 9 percentage points of this change related to factored brand sales, and contract brewing sales. U.K. segment owned brands cost of goods sold per hectoliter increased by about 10% in local currency, predominantly driven by input cost inflation and fixed-cost deleverage over lower sales volume.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses in local currency increased by 9% in 2010 compared to 2009, with 5% due to higher pension expense this year. The balance was mainly due to higher marketing spending, information systems investments, and the cost of adding the Cobra sales force late in the second quarter 2009.

        Marketing, general and administrative expenses in local currency increased by 7% in 2009 compared to 2008, predominantly due to higher incentive compensation and sales-related costs in our new Cobra business.

Special items, net

        During 2010, the U.K. segment recognized $2.6 million of employee termination costs related to restructuring activity resulting from on-going company-wide efforts to increase efficiency throughout the segment.

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

        In 2008, special items were predominately employee termination costs associated with the U.K. supply chain and back-office restructuring efforts more than offset by a one-time gain on the sale of non-core business assets of $2.7 million and a one-time pension gain of $10.4 million due to the cessation of employee service credit to its defined benefit pension plan. See Part II—Item 8 Financial Statements and Supplementary Data, Note 8 "Unusual or Infrequent Items" of the Notes for further discussion.

Other (expense) income, net

        We incurred net other expense of $1.4 million, $4.7 million and $4.2 million in 2010, 2009 and 2008, respectively. The 2010 items include $1.0 million of leasehold costs and $0.3 million of foreign currency loss. The 2009 items include $3.6 million of leasehold costs and $1.2 million of foreign currency loss. The 2008 items include $2.4 million of leasehold costs, $1.5 million of foreign currency loss and $0.3 million of other losses.

Interest income

        Interest income is earned on trade loans to U.K. on-premise customers. Interest income in local currency declined 19% in 2010 due to a reduction in trade loan balances. Interest income declined 8% in 2009 due to a reduction in trade loan balances.

MCI and Corporate

        MCI is focused on growing and expanding our business and brand portfolios in our non-core and developing markets. Our current businesses in Asia, continental Europe, Mexico and Latin America (excluding Puerto Rico) are included in MCI and combined with our corporate business activities for reporting purposes. Corporate also includes corporate interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, accounting, treasury, insurance and risk management.

	Fiscal year ended
	December 25, 2010	% change	December 26, 2009	% change	December 28, 2008
	(In millions, except percentages)
Volume in hectoliters(1)	0.672	27.3%	0.528	21.4%	0.435

Net sales	$81.3	10.0%	$73.9	17.5%	$62.9
Cost of goods sold	(50.0)	15.5%	(43.3)	13.9%	(38.0)

Gross profit	31.3	2.3%	30.6	22.9%	24.9
Marketing, general and administrative expenses	(172.2)	9.2%	(157.7)	14.5%	(137.7)
Special items, net	(1.2)	33.3%	(0.9)	(98.5)%	(58.2)

Operating loss	(142.1)	11.0%	(128.0)	(25.1)%	(171.0)
Interest expense, net	(106.1)	12.6%	(94.2)	(16.3)%	(112.5)
Debt extinguishment costs	—	N/M	—	(100.0)%	(12.4)
Other income (expense), net	51.8	N/M	4.3	131.9%	(13.5)

Loss before income taxes	$(196.4)	(9.9)%	$(217.9)	(29.6)%	$(309.4)
Adjusting items:
Special items(2)	1.2	33.3%	0.9	(98.5)%	58.2
Sale of property(3)	(0.5)	N/M	—	N/M	—
Environmental litigation provisions(4)	(0.2)	(113.3)%	1.5	(65.9)%	4.4
Foster's total return swap(2)	(47.9)	N/M	(0.7)	(115.9)%	4.4
Other(5)	—	N/M	—	(100.0)%	(1.0)
Debt extinguishment costs	—	N/M	—	(100.0)%	12.4

Non-GAAP: Underlying pretax loss	$(243.8)	12.8%	$(216.2)	(6.4)%	$(231.0)

N/M = Not meaningful

(1)
Volumes represent net sales of owned brands, joint venture brands and exclude factored brand net sales volumes.

(2)
See the sub-headings "Special Items" and "Other income (expense) net" in this section for additional information.

(3)
During 2010, MCBC sold the Coors family home in Golden, Colorado to the Adolph Coors Company LLC. The selling price was based on a market appraisal by an independent third party.

(4)
See Part II—Item 8 Financial Statements and Supplementary Data, Note 20 "Commitments and Contingencies" of the Notes under the sub-heading "Environmental" for additional information.

(5)
The $1 million in 2008 represents the settlement of our claim related to the bankruptcy of our joint venture in Korea, known as Jinro Coors Brewing Co. Ltd. We were partners in the joint venture from 1992-2000. However, it was terminated due to the bankruptcy of our partner, Jinro Ltd.

Volume, net sales and cost of goods sold

        Volume, net sales and cost of goods sold primarily reflect our operations in Asia, continental Europe, Mexico and Latin America and represent our initiatives to grow and expand our business and brand portfolios in our non-core and developing markets. The volume growth in 2010 was driven primarily by sales in China (including adding the MC-Si'hai brands), Latin America and Continental Europe.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses in 2010 were $172.2 million, an increase of $14.5 million from 2009. This increase was driven by costs to implement the RFG2 initiatives and investments in our priority International markets.

        Marketing, general and administrative expenses in 2009 were $157.7 million, an increase of $20.0 million from 2008. This increase was largely attributable to 2009 incentive compensation expenses.

Special items, net

        Special items for 2010 and 2009 were net charges of $1.2 million and $0.9 million, respectively. These special items related to costs associated with strategic initiatives.

        We recognized $58.2 million of special charges in 2008, which includes $28.8 million of deal costs and integration planning costs associated with the formation of MillerCoors, $22.8 million of transition costs paid to our third-party vendor associated with the start-up of our outsourced administrative functions, and $6.6 million associated with other strategic initiatives. See Part II—Item 8 Financial Statements and Supplementary Data, Note 8 "Unusual or Infrequent Items" of the Notes for further discussion.

Interest expense, net

        Corporate net interest expense was $106.1 million and $94.2 million for 2010 and 2009, respectively, a year-over-year increase of $11.9 million. These increases were driven primarily by the strengthening of the CAD versus the USD.

        Net interest expense totaled $94.2 million in 2009, a decrease of $18.3 million compared to 2008. The decrease was related to the weakening of CAD versus USD and the deconsolidation of BRI offset by lower interest income. In 2008, net interest expense totaled $112.5 million, which included a $12.4 million charge related to debt extinguishment costs. See Part II—Item 8 Financial Statements and Supplementary Data, Note 13 "Debt" of the Notes for further discussion.

        During the first quarter of 2009, we adopted a new accounting pronouncement related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The adoption, which requires retroactive application, impacted the historical accounting for the 2.5% Convertible Senior Notes due July 30, 2013. For the years ended December 25, 2010, December 26, 2009, and December 28, 2008, the additional non-cash interest expense was $16.9 million, $16.4 million and $15.8 million, respectively. See Part II—Item 8 Financial Statements and Supplementary Data, Note 2 "New Accounting Pronouncements" of the Notes for further discussion.

Other income (expense), net

        Corporate other income was $51.6 million for 2010. This primarily consisted of $47.9 million of income associated with the Foster's total return swaps and related instruments.

        We initially transacted these swaps in the third quarter of 2008 with a total notional amount of Australian dollars ("AUD") $496.5 million, which equated to approximately 90.1 million shares of Foster's stock at a weighted average of AUD 5.51 per share. During the third quarter of 2010, we accelerated the maturity dates of our total return swaps related to Foster's stock, and the majority of these swaps were settled prior to year end—with the remaining swaps settling by the end of January 2011. As of December 25, 2010, we had settled total return swaps equating to 82.5 million shares, or approximately 92%. These settlements reduced the notional amount of the total return swaps to AUD 42.1 million as of year-end. The full year income associated with these swaps was $28.3 million, of which approximately $5.4 million was unrealized as of year-end.

        Simultaneously with our decision to exit our total return swaps, we entered into a series of option contracts that allowed us to effectively fix a range of settlement values for the total return swap positions as of the end of the third quarter of 2010. These option contracts were a combination of put and call options for which no premiums were paid or received. As of December 25, 2010, we had settled the option contracts related to the settled swaps. These settlements reduced the notional amount of the option contracts to 7.6 million Foster's shares as of year-end. The full year income associated with these option contracts was $21.7 million, of which approximately $12.4 million was unrealized as of year-end.

        Simultaneously with entering into these new option contracts, we also amended our total return swap agreements with our counterparty to change the maturity dates to match the settlement dates of the option contracts. Given that these forecasted swap and option settlements were AUD-based, we also executed a series of foreign exchange AUD forward contracts to hedge our foreign currency risk associated with the forecasted AUD cash flows from the settlements of the total return swaps and option contracts. As of December 25, 2010, we had settled the AUD forward contracts related to the above settled positions. The full year loss associated with these AUD forward contracts was $2.1 million, of which approximately $0.8 million was unrealized as of year-end.

        As of December 25, 2010, we had cash settled approximately $35 million related to these positions. Subsequent to year-end we settled out of the remaining positions and received an additional approximate $16 million, for total cash proceeds received of approximately $51 million.

        Other income (expense), net in 2009 increased to $4.3 million of income from $13.5 million of expense in 2008 due to foreign currency exchange gains in 2009.

Liquidity and Capital Resources

        Our primary sources of liquidity include cash provided by operating activities, access to external borrowings and monetizations of assets. We believe that cash flows from operations, including distributions from MillerCoors, and cash provided by short-term and long-term borrowings, when necessary, will be more than adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, and anticipated dividend payments and capital expenditures for at least the next twelve months.

        A significant portion of our cash flows from operating activities is generated outside the U.S., in currencies other than USD. As of December 25, 2010, approximately 30% of our cash and cash equivalents are denominated in foreign currencies. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We have accrued for U.S. federal and state tax liabilities on the earnings of our foreign subsidiaries, except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal and state income tax payments in future years. We utilize a variety of financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

Net Working Capital

        As of December 25, 2010, and December 26, 2009, we had debt-free net working capital of $888.1 million and $427.3 million, respectively, excluding short-term borrowings and current portion of long-term debt. We have historically operated at minimal positive working capital levels or working capital deficits given the relatively quick turnover of our receivables and inventory, the levels of which fluctuate with the seasonality in our business. However, our current working capital level is bolstered by a high level of cash generated from revenue growth and substantial cost savings. Our working capital is also sensitive to foreign exchange rates, as substantially all current assets (with the exception of cash) and the great majority of current liabilities are denominated in either CAD or GBP, while financial position is reported in USD.

        The following table summarizes our current and historical debt-free net working capital levels (in millions):

	As of
	December 25, 2010	December 26, 2009
Current assets(1)	$2,220.9	$1,707.9
Less: Current liabilities	(1,333.9)	(1,580.9)
Add back: Current portion of long-term debt and short-term borrowings	1.1	300.3

Debt-free net working capital	$888.1	$427.3

(1)
The current assets as of December 26, 2009, were previously reported as $1,762.8 million. This presentation reflects the reclassification of $54.9 million of returnable containers from inventories to properties. See Part II—Item 8 Financial Statements and Supplementary Data, Note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to the Consolidated Financial Statements for additional information.

Cash Flows

        Our business usually generates positive operating cash flow each year, and our debt maturities are generally of a long-term nature. However, our liquidity could be impacted significantly by other risk factors described in Part I, "ITEM 1A. RISK FACTORS" presented herein.

Cash Flows from Operating activities

        Net cash provided by operating activities of $749.7 million for the full year 2010, was lower by $108.6 million from the full year 2009. Drivers of this change include:

  •
  Cash contributions to pension plans were greater by $224.6 million versus 2009. In 2010, we made additional voluntary contributions of $195.5 million and $47.5 million to our U.K. and Canada pension plans, respectively.

  •
  Net current and long-term deferred tax liabilities increased by $40.9 million in 2010 versus 2009. Additionally, we paid approximately $38.4 million in income taxes in 2010, which represents a decrease of $12.5 million versus the prior year.

        Net cash provided by operating activities of $858.3 million for the full year 2009, was higher by $427.7 million from the full year 2008. Drivers of this change include:

  •
  Cash contributions to pension plans were lower by $168.8 million versus 2008. In 2008, we made an additional contribution of $100 million into our U.K. pension plan to reduce our underfunded pension obligation, reducing our 2009 pension contributions by $20.8 million. In addition, contributions into our Canada pension plans were $47.2 million lower in 2009 compared to prior year.

  •
  Operating Cash Flow attributable to the U.S. business was $401.1 million, an increase of $144.2 million from the prior year due primarily to cash collateral posted on derivatives in 2008, our 42% portion of which was $71.4 million, in addition to increased integration and synergy spending and pension funding during the last six months of 2008. U.S. operations contributed $120.4 million of 2008 operating cash flow prior to their consolidation into MillerCoors. Additionally, MillerCoors distributions increased by $264.6 million due to full-year operations as well as increased synergies when compared to the distributions received for the six months in 2008.

  •
  In 2009, we paid approximately $50.9 million in income taxes, resulting in a decrease of $20.6 million paid for taxes versus 2008.

Cash Flows from Investing activities

        Net cash used in investing activities of $267.4 million for the full year 2010, was higher by $39.2 million compared to the full year 2009, primarily due to $96 million paid in 2010 to settle indemnities related to our discontinued operations, higher additions to properties and intangibles of $19.1 million and $15.5 million lower trade loan repayments from customers, partially offset by a $55.4 million decrease in our net cash investment in MillerCoors, and $35.1 million of proceeds from settlements of derivative instruments.

        Net cash used in investing activities of $228.2 million for the full year 2009, was lower by $60.4 million compared to the full year 2008, primarily due to lower additions to properties in 2009. Higher additions in 2008 were attributable primarily to the U.S. business prior to its consolidation into MillerCoors. In 2009, we invested $42.2 million on business acquisitions with no comparable activities in 2008. We also deconsolidated our ownership interest in the Ontario beer stores, resulting in a decrease to cash of $26.1 million. Our net cash investment in MillerCoors increased investing cash by $18.0 million as we received additional returns on our investment. The 2009 activities also include the receipt of $53.3 million relating to the sale of our 19.9% common ownership interest in the Montréal Canadiens professional hockey club, an increase of $26.3 million as compared to cash received from the sale of other assets during 2008.

Cash Flows from Financing activities

        Our debt position significantly affects our financing activity. See Part II—Item 8 Financial Statements and Supplementary Data, Note 13 "DEBT" to the Notes for a summary of our debt position at December 25, 2010 and December 26, 2009.

        Net cash used in financing activities totaled $7.6 million for full year 2010, compared to net cash used of $117.2 million for full year 2009, a decrease of $109.6 million. Included in net cash used in financing activities was $488.4 million of proceeds from issuance of long-term debt offset by $300.0 million of payments on long-term debt. Additionally, we paid $42.0 million on settlements of debt-related derivatives and cash paid for dividends increased $31.5 million due to a $0.04 per share dividend increase.

        Net cash used in financing activities totaled $117.2 million in 2009, compared to net cash used of $266.9 million during 2008, a decrease of $149.7 million. Included in net cash used in financing activities is a lower source of cash from the exercise of stock options of $15.9 million and a higher use of cash of $31.3 million due to a $0.04 per share dividend increase to external shareholders compared to the prior year. Net repayments of borrowings decreased by $154.3 million in 2009 compared to the prior year due to the early retirement of notes during 2008. Book overdrafts decreased by $23.8 million when compared to the prior year.

Underlying Free Cash Flow

        For 2010, we generated $924.3 million of underlying free cash flow. This represents a substantial improvement from underlying free cash flow of $729.0 million a year ago, driven primarily by higher operating income, improved working capital, some non-recurring cash flow sources, and lower net investment of cash in MillerCoors. With regard to our use of underlying free cash flow, we made additional voluntary contributions to our defined benefit pension plans totaling $285 million, settled a portion of our Kaiser indemnities, settled debt-related derivatives and bought a controlling interest in MC Si'hai. In addition, we announced our third consecutive annual dividend increase in the second quarter—a 16.7% increase to an annual equivalent dividend rate of $1.12 per share.

        The following table provides a reconciliation of Underlying Free Cash Flow to nearest U.S. GAAP measure (Net Cash Provided by Operating Activities).

		December 25, 2010	For the Years Ended December 26, 2009	December 28, 2008
		(In millions)
U.S. GAAP:	Net Cash Provided by Operating Activities(1)	$749.7	$858.3	$430.6
Less:	Additions to properties(1)(2)	(177.9)	(158.8)	(249.6)
Less:	Investment in MillerCoors(2)	(1,071.2)	(514.5)	—
Add:	Return of capital from MillerCoors(2)	1,060.3	448.2	—
Add:	Proceeds from sale of assets and businesses(2)	5.2	58.0	38.8
Add:	Proceeds from settlements of derivative instruments(2)	35.1	—	—
Add:	Additional voluntary pension contributions(3)	285.0	—	100.0
(Less)/Add:	(Reduction)/Increase of MillerCoors derivatives collateral requirements(4)	(6.7)	(54.9)	71.0
Add:	MillerCoors capital expenditures to attain synergies(4)	8.0	64.8	144.0
Add:	MillerCoors special cash expenses to attain synergies(4)	11.0	27.9	—
Add:	MillerCoors purchase of Western Beverage(4)	25.8	—	—
Add:	Cash paid for debt extinguishment	—	—	22.0

Non-GAAP:	Underlying Free Cash Flow (adjusted for special cash sources/uses at MillerCoors)	$924.3	$729.0	$556.8

(1)
Amounts presented in historical financial statements have been retrospectively adjusted to conform to current year presentation of returnable containers in Canada, resulting in an increase of $34.1 million to both "Net Cash Provided by Operating Activities" and "Additions to properties". See Part II—Item 8 Financial Statements and Supplementary Data, Note 1 "Basis of Presentation and Summary of Significant Accounting Policies" of the Notes for further detail.

(2)
Included in "Net Cash Used in Investing Activities".

(3)
Additional voluntary cash contributions of $195.5 million, $47.5 million and $42.0 million made to U.K., Canada and U.S. (MillerCoors at 42%) pension plans, respectively.

(4)
Amounts represent MCBC's proportionate 42% share of the cash flow impacts, as determined by management. These items adjust operating cash flow to arrive at our underlying free cash flow for full year 2010 and the comparable prior-year periods.

(5)
Included in "Net Cash Provided by Operating Activities".

Capital Resources

Cash and Cash Equivalents

        As of December 25, 2010, we had total cash and cash equivalents of $1,217.6 million, compared to $734.2 million at December 26, 2009. Our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 90 days or less. These investments are viewed by management as low-risk investments and to which there are little to no restrictions on our ability to access the underlying cash to fund our operations as necessary. Long-term debt was $1,959.6 million and $1,412.7 million at December 25, 2010, and December 26, 2009, respectively.

Borrowings

        See Part II—Item 8 Financial Statements and Supplementary Data, Note 13 "Debt" of the Notes for a complete discussion and presentation of all borrowings and available sources of borrowing, including lines of credit. As discussed in the Financing Activities section above, during the second quarter of 2007, we issued $575.0 million of senior convertible notes, with a coupon rate of interest of 2.5%. In the third quarter of 2007, we used the proceeds of the convertible notes issuance, combined with other sources of cash, to retire $625.0 million of 6.375% senior notes due 2012 and fund additional related charges as noted above. In February 2008, we announced a tender for and repurchase of any and all principal amount of our remaining 6.375% Senior Notes due 2012. The amount actually repurchased was $180.4 million. The net costs of $12.4 million related to this extinguishment of debt and termination of related interest rate swaps was recorded in the first quarter of 2008. The debt extinguishment was funded by existing cash resources.

        The majority of our remaining debt outstanding as of December 25, 2010, consists of publicly traded notes, with maturities ranging from 2012 to 2017. During the third quarter of 2010, we repaid our $300.0 million 4.85% notes that were due September 2010 and settled all related derivatives, including our cross currency swap which effectively swapped our USD borrowing to CAD 355.5 million, as well as our forward starting interest rate swap. During the fourth quarter of 2010, our wholly owned subsidiary, Molson Coors International LP, completed a 7-year CAD 500.0 million 3.95% fixed rate Series A Notes private placement in Canada. The Series A Notes will mature on October 6, 2017. The notes are guaranteed by MCBC and certain of our United States and Canadian subsidiaries and rank equally with our other outstanding notes and our credit facility.

        We expect to take a balanced approach to our use of cash in 2011 and beyond, which could include pension plan funding, preserving cash flexibility for potential strategic investments, and other general corporate uses and maintaining liquidity. Any purchases of our stock on the open market would require a board-approved plan, which does not currently exist.

        Credit markets in the United States and across the globe have improved significantly since the financial crisis of late 2008 and the market is strong for corporate borrowing. Based on communications with the lenders that are party to our $750.0 million committed credit facility, we are confident in our ability to draw on such credit facility if the need arose. We currently have no borrowings outstanding on this facility. This back up line of credit expires on August 31, 2011. We anticipate that a new credit facility will be established prior to the expiration of our current facility. In addition, we have uncommitted lines of credit with several banks should certain business units need additional liquidity.

Credit Rating

        Our long-term credit issuer ratings are Baa2 (positive outlook) from Moody's, BBBHigh (stable outlook) from DBRS (Canadian rating agency), and BBB- (stable outlook) from Standard and Poor's. Our BBB- rating from Standard & Poors is one notch above "below investment grade." Any future downgrade to "below investment grade" would increase borrowing costs under our revolving line of credit (under which there were no borrowings as of December 25, 2010, or December 26, 2009).

MillerCoors Distributions

        MillerCoors distributes its excess cash to its owners, SABMiller and MCBC, on a 58%/42% basis, respectively. MillerCoors does not carry significant debt obligations, and there are no restrictions from external sources on its ability to make cash distributions to its owners.

Foreign Exchange

        Foreign exchange risk is inherent in our operations primarily due to the significant operating results that are denominated in currencies other than USD, predominantly CAD and GBP. Our approach is to reduce the volatility of cash flows and reported earnings which result from currency fluctuations rather than business related factors. Therefore, we closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to foreign currency fluctuations. Our financial risk management policy is intended to offset a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. See Part II—Item 8 Financial Statements and Supplementary Data, Note 18 "Derivative Instruments and Hedging Activities" of the Notes for additional information on our financial risk management strategies.

Capital Expenditures

        In 2010, we spent $177.9 million on capital improvement projects worldwide. Of this, approximately 55% was in support of the Canada segment, with the remainder split between the U.K. (39%) and MCI and Corporate (6%). The capital expenditure plan for 2011 is expected to be approximately $230 million, excluding MillerCoors.

Contractual Obligations and Commercial Commitments

Contractual Cash Obligations as of December 25, 2010

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Total debt, including current maturities(1)	$2,009.2	$1.1	$619.6	$892.6	$495.9
Interest payments(2)	385.6	$81.4	$152.5	$117.3	$34.4
Derivative payments(2)	166.5	$114.2	$52.3	$—	$—
Retirement plan expenditures(3)	165.0	$85.0	$15.8	$17.0	$47.2
Operating leases	108.5	$28.1	$36.6	$17.3	$26.5
Capital leases	—	$—	$—	$—	$—
Other long-term obligations(4)	1,904.4	$721.8	$434.9	$400.6	$347.1

Total obligations	$4,739.2	$1,031.6	$1,311.7	$1,444.8	$951.1

(1)
Refer to debt schedule in Part II—Item 8 Financial Statements and Supplementary Data, Note 13 "Debt" of the Notes.

(2)
The "interest payments" line includes interest on our notes and other borrowings outstanding at December 25, 2010, excluding the cash flow impacts of any interest rate or cross currency swaps. Current floating interest rates and currency exchange rates are assumed to be constant throughout the periods presented. The "derivative payments" line includes the floating rate payment obligations, which are paid to counterparties under our interest rate and cross currency swap agreements, GBP 530 million ($818.5 million at December 25, 2010, exchange rate) payment due to the cross currency swap counterparty in 2012 and CAD 1,201 million ($1,191.1 million at December 25, 2010, exchange rates) payment due to the cross currency swap counterparty in 2012. Current floating interest rates and currency exchange rates are assumed to be constant throughout the periods presented. We anticipate receiving a total of $147.4 million in fixed and floating rate payments from our counterparties under the swap arrangements, which offset the payments included in the table. As interest rates increase, payments to or receipts from our counterparties will also increase.

Net interest payments, including swap receipts and payments by period
Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$404.7	$94.5	$158.5	$117.3	$34.4
(3)
Represents expected contributions under our defined benefit pension plans in the next twelve months and our benefits payments under retiree medical plans for all periods presented.

(4)
Approximately $127.0 million of the total other long-term obligations relate to long-term supply contracts with third parties to purchase raw material and energy used in production. Approximately $988.4 million relates to commitments associated with Tradeteam in the United Kingdom. The remaining amounts relate to sales and marketing, information technology services, open purchase orders and other commitments.

        Not included in these contractual cash obligations are $80.8 million of unrecognized tax benefits and $24.2 million of indemnities provided to FEMSA for which we are unable to make estimates for timing of any related cash payments.

        We have guaranteed our respective share of the indebtedness of BRI related to its CAD 200 million debt due June 30, 2011. As a result of our commitment to proportionately fund BRI's debt obligation, if the debt is not refinanced in 2011 we will be obligated to fund the necessary cash requirements to BRI to enable BRI to repay its debts. This would be based on our respective share, which at December 25, 2010 was approximately 50%, and would require a significant cash outflow in 2011. Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets include $94.2 million related to such guarantee.

Other Commercial Commitments as of December 25, 2010

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$17.7	$17.7	$—	$—	$—

Advertising and Promotions

        As of December 25, 2010, our aggregate commitments for advertising and promotions, including sports sponsorship, total approximately $284.0 million. Our advertising and promotions commitments are included in other long-term obligations in the contractual cash obligations table above.

Pension Plans

        Our consolidated, unfunded pension position at the end of 2010 was $250.2 million, a decrease of $375.9 million from the end of 2009. Our unfunded position in the U.K. decreased from $507.8 million at the end of the 2009 to $179.8 million at the end of 2010 due to: $198.9 million (inclusive of the additional voluntary contribution of $195.5 million) in contributions, $140.2 million in asset returns, $94.2 million in lower accumulated actuarial losses and $13.9 million as a result of foreign exchange translation (GBP weakened versus the USD during 2010). This improvement in the U.K. was partially offset by $116.1 million of interest costs and plan expenses of $3.1 million. Our net unfunded position in Canada decreased from $110.9 million to $62.6 million at the end of 2010 due to $85.5 million (inclusive of the additional voluntary contribution of $47.5 million) in employer contributions and $110.7 million in asset returns. This improvement in Canada was partially offset by $71.7 million in interest costs, $15.6 million in service costs, $54.4 million in actuarial losses due to lower discount rates increasing the benefit obligation, and a $4.4 million increase to the net liability as a result of foreign exchange translation (CAD strengthened versus the USD during 2010). See Part II—Item 8 Financial Statements and Supplementary Data, Note 16 "Employee Retirement Plans" of the Notes for more detail on the funded status of these plans.

        We fund pension plans to meet the requirements set forth in applicable employee benefits laws. Sometimes we voluntarily increase funding levels to meet financial goals. Pension contributions on a consolidated basis (excluding MillerCoors) were $284.4 million in 2010. Excluding MillerCoors, we expect to make pension contributions of $11 million to $81 million in 2011, depending on the final resolution of potential discretionary contributions. As a result of a $195.5 million contribution to the U.K. pension plan in late 2010, none are required until 2013. Our U.K. pension plan is subject to a statutory valuation for funding purposes every three years, with the next valuation being as of June 30, 2013. The 2010 statutory valuation resulted in a long-term funding commitment plan along with an MCBC guarantee of GBP 25 million annual contributions in 2013 through 2015. We have taken numerous steps in recent years to reduce our exposure to these long-term obligations, including the closure of the U.K. pension plan to future earning of service credit in early 2009 and benefit modifications in several of our Canada plans. However, given the net liability of these plans and their dependence upon the global financial markets for their financial health, the plans will continue to require potentially significant amounts of cash funding.

        MillerCoors contributed $220.5 million (our 42% of which is $92.6 million) to its defined benefit pension plans in 2010. For 2011, MillerCoors' contributions to its defined benefit pension plans are expected to be approximately $75 million to $100 million (our 42% of which is $32 million to $42 million), which are not included in our contractual cash obligations.

Postretirement Benefit Plans

        Our consolidated, unfunded postretirement benefit position at the end of 2010 was approximately $143.8 million, a decrease of $15.9 million from the end of 2009. The decrease included an actuarial gain of $27.7 million, offset by interest costs of $9.4 million and an increase to the liability as a result of foreign exchange translation of $6.0 million. Benefits paid under our postretirement benefit plans were approximately $6.1 million in 2010 and $5.3 million in 2009. Under our postretirement benefit plans, we expect payments of approximately $7.3 million in 2011. See Part II—Item 8 Financial Statements and Supplementary Data, Note 17 "Postretirement Benefits" of the Notes for more detail on these plans.

Contingencies

        We enter into contractual arrangements under which we may agree to indemnify third parties from any losses or guarantees incurred relating to pre-existing conditions arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. See Part II—Item 8 Financial Statements and Supplementary Data, Note 20 "Commitments and Contingencies" of the Notes for a discussion of our indemnity and environmental obligations.

        We provide indemnities to FEMSA regarding certain tax, civil and labor claims, including cases related to purchased tax credits. See Part II—Item 8 Financial Statements and Supplementary Data, Note 20, under the caption "Commitments and Contingencies—Indemnity Obligations—Sale of Kaiser," of the Notes, for a detailed discussion.

Off-Balance Sheet Arrangements

        As of December 25, 2010, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Outlook for 2011

        In 2011, we will continue to focus on building brands, reducing costs, and generating cash.

        In Canada, we increased our market share almost a full percentage point in 2010 as our new brands benefited from strong consumer demand. For 2011, we will continue to launch innovative, value-added offerings to strengthen our portfolio. For example, in January 2011 we expanded Molson Canadian 67 to Quebec, and in February, we began to roll out Molson M to Ontario and the western provinces.

        In the U.S., we will continue to focus on greater efficiencies and to stay committed to investing in our brands. We will drive growth by investing in premium lights, crafts and imports, single-serves, cross-merchandising, and delivering flawless execution. We'll focus on re-energizing consumers around MGD 64 with the summer introduction of MGD 64 Lemonade. Through Tenth and Blake Beer Company, our craft and import business, we will continue to drive craft and import growth and accelerate Blue Moon with additional marketing activity and a focus on our Blue Moon Seasonals. We will also continue to nurture and expand our new brands like Batch 19 and Colorado Native, and we are excited about our second year in the market with Leinie's Summer Shandy. In Premium Lights, Coors Light will deliver its "cold refreshment" positioning in new and exciting formats such as with its sponsorship of Mexico's First Division Soccer League. Miller Lite will continue to engage consumers with its "focus on taste" positioning and successful "Man Up" campaign, along with a summer push with Latino consumers around the Gold Cup tournament and the sponsorship of the Chivas Mexican Team.

        In the U.K., we continue to make substantial progress in improving underlying profitability through our value-ahead-of-volume strategy. During the fourth quarter of 2010, we improved our market share trends while achieving strong pricing growth. We also gained some key account listings in the on-premise channel and signed an agreement to distribute Corona and other Modelo brands. The most recent brand development is our acquisition of the award-winning Sharp's Brewery Ltd. for approximately $30 million in February including Doom Bar cask ale, one of the U.K.'s fastest growing beer brands. Cask beers are similar to craft beers in North America. Along with our brand-building and innovation work on our current portfolio, we expect the addition of the Modelo and Sharp's brands to help drive improved market share trends in the years ahead.

        Regarding costs, we continue to seek cost reductions in each of our businesses. Globally, we expect fuel, commodities and other input costs to increase more in 2011 than in 2010.

  •
  In Canada, we expect our full-year 2011 cost of goods sold per hectoliter to increase at a mid-single-digit rate in local currency, driven by the addition of our contract brewing arrangement with North American Breweries. Note that this contract brewing arrangement will also increase local currency net sales per hectoliter beginning in 2011. Excluding the cost of contract brewing, we anticipate that owned-brand cost of goods per hectoliter will be largely unchanged from 2010 in local currency.

  •
  In the U.K., we expect 2011 all-in cost of goods per hectoliter to increase at a low-single-digit rate in local currency. Excluding the impact of factored brands and contract production of other brewers' products, which are not included in our beer volumes, we expect our 2011 owned-brand cost of goods per hectoliter to increase at a low-double-digit rate in local currency. This increase is driven by product mix related to adding the Modelo brands, which increase both Net Sales and Cost of Goods per hectoliter and are treated by us as owned brands. Other drivers include input cost inflation, offset by cost savings and lower pension costs.

  •
  We forecast full-year 2011 MCI and Corporate marketing, general and administrative expense of approximately $200 million, plus or minus 5%, versus $172.2 million for 2010. This $28 million increase from last year is driven by higher brand investments in MCI and the addition of 100% of our MC-Si'hai expenses.

        With regard to foreign currency impacts, if the CAD and GBP remain consistent relative to the USD, we may face substantial currency translation impacts throughout 2011 when compared with the 2010 actual results for those periods.

  •
  At 2010 year-end rates, CAD translation would positively impact our Canada pretax earnings by approximately 2% to 3% over prior-year pretax earnings in each of the first three quarters of 2011, with approximately 1% appreciation in the fourth quarter. We anticipate our debt structure and currency hedging programs would offset about 50% to 60% of this foreign currency translation impact in 2011.

  •
  At 2010 year-end rates, GBP translation would positively impact our U.K. pretax earnings by about 3% in the second quarter of 2011, with approximately 2% depreciation in the fourth quarter. There would be minimal impact on our first and third quarter pretax earnings. We have no significant currency hedges focused on GBP exposures.

Interest

        We anticipate 2011 Corporate net interest expense of approximately $120 million, at December 25, 2010, foreign exchange rates, excluding U.K. trade loan interest income.

Tax

        Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant accounting guidance for uncertain tax positions as statute of limitations expire or positions are otherwise effectively settled. We anticipate that our 2011 effective tax rate on income will be in the range of 17% to 21%. We continue to expect our normalized long-term tax rate to be in the range of 22% to 26% after 2011. In addition, there are other pending law changes in the U.S., U.K., and Canada that if enacted, could have an impact on our effective tax rate.

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

        At the end of each fiscal year, we perform an analysis of high quality corporate bonds and compare the results to appropriate indices and industry trends to support the discount rates used in determining our pension liabilities in Canada. We reference a published bond index rate whose duration reflects our obligations in determining our discount rate with respect to U.K. pension liabilities. Discount rates and expected rates of return on plan assets are selected at the end of a given fiscal year and impact expense in the subsequent year. A 50 basis point change in certain assumptions made at the beginning of 2010 would have had the following effects on 2010 pension expense:

	Impact to 2010 pension costs -50 basis points (unfavorable) favorable
	Reduction	Increase
	(In millions)
Description of pension sensitivity item
Expected return on Canada salary plan assets, 4.25%	$(1.6)	$1.6
Expected return on Canada hourly plan assets, 6.50%	$(4.3)	$4.3
Expected return on Canada nonqualified plan assets, 2.35%	$(0.4)	$0.4
Expected return on U.K. plan assets, 6.65%	$(8.6)	$8.6
Discount rate on Canada salary pension expense, 5.55%	$0.4	$(0.2)
Discount rate on Canada hourly pension expense, 5.85%	$(6.2)	$1.3
Discount rate on Canada nonqualified pension expense, 5.55%	$—	$(0.1)
Discount rate on U.S. nonqualified pension expense, 4.75%	$—	$—
Discount rate on U.K. pension expense, 5.70%	$(4.4)	$4.7

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

        Our expected return on assets percentage factor is not applied to the actual market value of assets as of the end of the preceding year in determining that component of pension expense; rather it is applied to the "market-related value," which employs an asset smoothing approach to the asset pools. While employer contributions and realized gains and losses (such as dividends received or gains and losses on sales of assets) are reflected immediately in the "market-related value" of assets, each year's unrealized gains and losses are amortized into the "market-related value" over five years. Therefore, only 20% of the significant unrealized losses in asset values experienced in the later part of 2008 and gains during 2009 and 2010 will enter into "market-related value" asset pools upon which 2011 expected return on plan assets (a component of pension expense) will be calculated. However, those losses continue to be amortized into the "market-related value" pools of assets through 2013, 2014 and 2015, respectively. Therefore, future years' pension expense will continue to be impacted by the gains and losses experienced in prior years.

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

        The "market-related value" approach for asset impacts the amortization of gains and losses because any one year's plan assets' gains or losses are amortized over a five year period (20% per year) when determining the gains and losses to be compared to the 10% corridor. Similar to the impact on expected return on plan assets discussed above, this may result in significant movements in pension expense for several years following a significant loss or gain, such as the loss we experienced in 2008 due to the global financial crisis and subsequent rebound in 2009.

        Due to decreases in discount rates and increases in inflation assumptions, deferred losses in our U.K. plan exceeded 10% of its projected benefit obligation, triggering amortization of a portion of such losses in 2010. We continue to exceed the 10% corridor in several of our Canadian plans.

        For MillerCoors, see Part II—Item 8 Financial Statements and Supplementary Data, Note 16 "Employee Retirement Plans" and Note 17 "Postretirement Benefits" to the Consolidated Financial Statements, for further information about the financial status of these plans.

        Assumed health care cost rate trends have a significant effect on the amounts reported for the retiree health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1% point increase (unfavorable)	1% point decrease favorable
	(In millions)
Canada plans (Molson)
Effect on total of service and interest cost components	$(1.4)	$1.2
Effect on postretirement benefit obligation	$(14.1)	$12.8
U.S. plan
Effect on total of service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$(0.3)	$0.2

        Equity assets are diversified between domestic and other international investments. Relative allocations reflect the demographics of the respective plan participants. The following compares target asset allocation percentages with actual asset allocations at December 25, 2010:

	Canada plans assets		U.K. plan assets
	Target allocations	Actual allocations	Target allocations	Actual allocations
Equities	34.0%	33.1%	30.0%	32.7%
Fixed income	66.0%	66.3%	40.0%	35.3%
Hedge funds	0.0%	0.0%	15.0%	15.8%
Real estate	0.0%	0.0%	7.0%	4.0%
Other	0.0%	0.6%	8.0%	12.2%

Contingencies, Environmental and Litigation Reserves

        We estimate the range of liability related to environmental matters or other legal actions where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. As additional information becomes available, we assess the potential liability related to any pending matter and revise our estimates. Costs that extend the life, increase the capacity or improve the safety or efficiency of company-owned assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. We also expense legal costs as incurred. See Part II—Item 8 Financial Statements and Supplementary Data, Note 20 "Commitments and Contingencies" of the Notes for a discussion of our contingencies, environmental and litigation reserves at December 25, 2010.

        Historically, we defined the valuation of most of our recorded liabilities for Kaiser indemnity obligations using multiple probability-weighted scenarios. During 2009, FEMSA participated, with our consent, in a Brazilian tax amnesty program that substantially reduced penalties, interest, and attorney's fees owed by FEMSA to the government. As a result, a larger portion of our estimated liabilities associated with purchased tax credit cases were considered probable losses under the indemnities, and were reclassified as current liabilities in 2009 to reflect our estimates of the timing of potential resolution. During the first quarter of 2010, we reached a settlement agreement with FEMSA related to this portion of our indemnity. Our indemnity continues to cover other remaining, purchased tax credits and also covers fees and expenses that Kaiser incurs to manage the cases through the administrative and judicial systems. Any costs associated with these items would be recognized in Discontinued Operations.

        For the remaining portion of our indemnity obligations, not deemed probable, we continue to utilize probability-weighted scenarios in determining the value of the indemnity obligations.

        See Part II—Item 8 Financial Statements and Supplementary Data, Note 20 "Commitments and Contingencies" of the Notes for further discussion.

Goodwill and Other Intangible Asset Valuation

        We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment annually, and we evaluate our other intangible assets for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We completed the evaluations of goodwill and indefinite-lived intangible assets during the third quarter of 2010. With regard to goodwill, the fair values of our reporting units exceeded their carrying values, allowing us to conclude that no impairments of goodwill have occurred. With regard to our indefinite-lived intangible assets, the most significant of which are Molson core brands in Canada, the Carling brand in the U.K., and Coors Light distribution rights in Canada, the fair values of the assets also exceeded their carrying values. Significant judgments and assumptions were required in the evaluation of goodwill and indefinite-lived intangible assets for impairment. See Part II—Item 8 Financial Statements and Supplementary Data, Note 12 "Goodwill and Intangible Assets" of the Notes for further discussion and presentation of these amounts.

        We use a combination of discounted cash flow analyses and evaluations of values derived from market comparable transactions and earnings multiples of comparable public companies to determine the fair value of reporting units. Our cash flow projections are based on various long-range financial and operational plans of the Company. In 2010, the discount rate used for fair value estimates for reporting units was 9.5% for both Canada and the U.K. This rate is based on weighted average cost of capital, driven by, among other factors, the prevailing interest rates in geographies where these businesses operate, as well as the credit ratings and financing abilities and opportunities of each reporting unit. We use an excess earnings approach to determine the fair values of our indefinite-lived intangible assets. Discount rates used for testing of indefinite-lived intangibles ranged from 9.5% to 15%. These rates largely reflect the rates for the overall reporting unit valuations, with some level of premium associated with the specificity of the intangibles themselves. Our reporting units operate in relatively mature beer markets, where we are reliant on a major brand for a high percentage of sales. Changes in the factors used in the estimates, including declines in industry or company-specific beer volume sales, margin erosion, termination of brewing and/or distribution agreements with other brewers, and discount rates used, could have a significant impact on the fair values of the reporting units and, consequently, may result in goodwill or indefinite-lived intangible asset impairment charges in the future.

Derivatives and Other Financial Instruments

        The following tables present a roll forward of the fair values of debt and derivative contracts outstanding as well as their maturity dates and how those fair values were obtained (in millions):

Fair value of contracts outstanding at December 28, 2008	$(1,958.6)
Contracts realized or otherwise settled during the period	(157.8)
Fair value of new contracts entered into during the period	(9.1)
Other changes in fair value	(206.0)

Fair value of contracts outstanding at December 26, 2009	$(2,331.5)
Contracts realized or otherwise settled during the period	318.6
Fair value of new contracts entered into during the period	(489.0)
Other changes in fair value	(62.1)

Fair value of contracts outstanding at December 25, 2010	$(2,564.0)

	Fair value of contracts at December 25, 2010
	Maturities less than 1 year	Maturities 1 - 3 years	Maturities 4 - 5 years	Maturities in excess of 5 years	Total fair value
Source of fair value
Prices actively quoted	$—	$(695.1)	$(955.7)	$—	$(1,650.8)
Prices provided by other external sources	(25.9)	(404.6)	—	(486.8)	(917.3)
Prices based on models and other valuation methods	4.1	—	—	—	4.1

	$(21.8)	$(1,099.7)	$(955.7)	$(486.8)	$(2,564.0)

        We use derivatives as part of our normal business operations to manage our exposure to fluctuations in interest, foreign currency exchange, commodity, production and packaging material costs and for other strategic purposes related to our core business. We record our derivatives on the Consolidated Balance Sheet as assets or liabilities at fair value. Such accounting is complex, as are the significant judgments and estimates involved in the estimation of fair value in the absence of quoted market values. These estimates are based upon valuation methodologies deemed appropriate in the circumstances; however, the use of different assumptions could have a material effect on the estimated fair value amounts. See Part II—Item 8 Financial Statements and Supplementary Data, Note 13 "DEBT" and Note 18 "Derivative Instruments and Hedging Activities" of the Notes for additional information.

        Our market-sensitive derivative and other financial instruments, as defined by the Securities and Exchange Commission ("SEC"), are debt, foreign currency forward contracts, commodity swaps, interest rate swaps, cross currency swaps, option contracts and total return equity swaps. We monitor foreign exchange risk, interest rate risk, commodity risk, equity price risk and related derivatives using sensitivity analysis.

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

	As of
	December 25, 2010	December 26, 2009
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(2.3)	$(4.2)
Interest rate risk:
Forward interest rate swaps	$—	$(4.6)
Debt	$(229.0)	$(120.4)
Commodity price risk:
Swaps	$(2.4)	$(0.7)
Cross currency risk:
Swaps	$(4.5)	$(1.3)
Equity price risk:
Cash settled total return swap	$(4.1)	$(48.3)
Option contracts	$(1.5)	$—

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

        We have elected to treat our portion of all foreign subsidiary earnings through December 25, 2010 as permanently reinvested under the accounting guidance and accordingly, have not provided for any U.S. federal or state tax thereon. As of December 25, 2010, approximately $965 million of retained earnings attributable to foreign subsidiaries was considered to be indefinitely invested. Our intention is to reinvest the earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. However, we believe that U.S. foreign tax credits would largely eliminate any U.S. taxes and offset any foreign withholding taxes due upon remittance.

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

New Accounting Pronouncements Not Yet Adopted

        In December 2010, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to the evaluation of Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts, which requires an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. Upon adoption of the guidance, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units' goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting units. The guidance is effective for our first quarter ending March 26, 2011. We are currently evaluating the impact that this guidance may have on the determination or reporting of our financial results.

Related Party Transactions

Transactions with Management and Others

        We employed members of the Coors and Molson families, who collectively owned approximately 92% of the class A shares and class A exchangeable shares of the Company as of December 25, 2010. Hiring and placement decisions are made based upon merit, and compensation packages offered are commensurate with policies in place for all employees of the Company.

        As of December 25, 2010, the Molson Foundation and other entities controlled by the Molson family collectively owned approximately 46.5% of our Class A common and Class A exchangeable stock, and approximately 4% of our Class B common and Class B exchangeable stock. As of December 25, 2010, various Coors family trusts collectively owned approximately 45.5% of our Class A common and exchangeable stock, approximately 12% of our Class B common and exchangeable stock.

        In 2009, we sold our 19.9% indirect common ownership interest in the Montréal Canadiens professional hockey team, the Gillett Entertainment Group and certain related assets (collectively, the "Club") to CH Group Limited Partnership / Societe en commandite Group CH ("CH Group"). The general partner of CH Group and one of its limited partners are entities affiliated with Andrew and Geoff Molson who are both members of the Board of Directors of the Company. The selling price of our interest in the Club was based on the price at which CH Group purchased the 80.1% controlling interest in the Club from an independent third party. See Part II—Item 8 Financial Statements and Supplementary Data, Note 4 "Investments" of the Notes.

        During 2010, MCBC sold the historic Coors family home in Golden, Colorado, to the Adolph Coors Company LLC, a related but unconsolidated company, for $0.5 million. The selling price was based on a market appraisal by an independent third party.

        We had a packaging supply agreement with a subsidiary of Graphic Packaging Corporation, a related party, under which we purchased our U.S. segment paperboard requirements. This contract is now held by MillerCoors. Our payments under the packaging agreement in the first half of 2008 totaled $42.7 million.

Certain Business Relationships

        See Part II—Item 8 Financial Statements and Supplementary Data, Note 4 "Investments" of the Notes regarding our significant related party transactions.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Details of market sensitive derivative and other financial instruments, including their fair values, are included in the table below. These instruments include long-term debt, foreign currency swaps, commodity swaps, forward starting interest rate swaps, and cross currency swaps.

	Notional amounts by expected maturity date
								December 25, 2010	December 26, 2009
	December
	2011	2012	2013	2014	2015	Thereafter	Total	Fair value	Fair value
	(In millions)
Long-term debt:
$300 million, 4.85% fixed rate, due 2010(1)	—	—	—	—	—	—	—	—	(312.6)
$850 million, 6.375% fixed rate notes, due 2012(2)	—	44.6		—	—	—	44.6	(47.9)	(51.5)
CAD 900 million, 5.0% fixed rate, notes due 2015(1)	—	—	—	—	892.6	—	892.6	(955.7)	(906.6)
$575 million, 2.5% convertible bonds, due 2013(4)	—	—	575.0	—	—	—	575.0	(647.2)	(642.9)
CAD 500 million, 3.95% fixed rate Series A notes, due 2017(5)	—	—	—	—	—	495.9	495.9	(486.8)	—
Foreign currency management:
Forwards	236.7	146.0	57.3	—	—	—	440.0	(16.2)	(8.6)
Cross currency swaps(1)(2)(3)	—	1,637.1	—	—	—	—	1,637.1	(412.2)	(413.0)
Commodity pricing management:
Swaps (notional in GJ)	1.6	0.6	—	—	—	—	2.2	(2.1)	(0.8)
Interest rate pricing management:
Forward starting interest rate swaps(5)	—	—	—	—	—	—	—	—	6.3
Equity pricing management:
Option contracts (notional in FGL.ASX Shares)	7.6	—	—	—	—	—	7.6	2.9	—
AUD 42.6 million total return swap	42.8	—	—	—	—	—	42.8	1.2	(1.8)

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

(1)
Prior to issuing the bonds on September 22, 2005 (See Part II—Item 8 Financial Statements and Supplementary Data, Note 13 "Debt" of the Notes), we entered into a bond forward transaction for a portion of the Canadian offering. The bond forward transaction effectively established, in advance, the yield of the government of Canada bond rates over which the Company's private placement was priced. At the time of the private placement offering and pricing, the government of Canada bond rates were trading at a yield lower than that locked in with the Company's interest rate lock. This resulted in a loss of $4.0 million on the bond forward transaction. Per authoritative accounting guidance pertaining to derivatives and hedging, the loss is being amortized over the life of the Canadian issued private placement and will serve to increase the Company's effective cost of borrowing by .0005% compared to the stated coupon on the issue.

Simultaneously with the U.S. private placement we entered into a cross currency swap transaction for the entire $300 million issue amount and for the same maturity. In this transaction we exchanged our $300 million for a CAD 355.5 million obligation with a third party. The terms of the transaction were such that the Company would pay interest at a rate of 4.28% to the third party on the amount of CAD 355.5 million and would receive interest at a rate of 4.85% on the $300 million amount. There was an exchange of principle at the inception of this transaction and there was a subsequent exchange of principal at the termination of the transaction in September of 2010. We designated this transaction as a hedge of the variability of the cash flows associated with the payment of interest and principal on the USD securities. Consistent with authoritative accounting guidance pertaining to derivatives and hedging, all changes in the value of the transaction due to foreign exchange were recorded through the statement of operations and were offset by a revaluation of the associated debt instrument. Changes in the value of the transaction due to interest rates were recorded to other comprehensive income.

  In September of 2010, our $300 million/CAD 355.5 million cross currency swap matured and was cash settled in accordance with the terms of the contract.

(2)
We are a party to certain cross currency swaps totaling GBP 530 million (approximately $774 million at prevailing foreign currency exchange rates in 2002, the year we entered into the swaps). The swaps included an initial exchange of principal in 2002 and will require final principal exchange on the settlement date of our 6 3/8% notes due in 2012 (See Part II—Item 8 Financial Statements and Supplementary Data, Note 18 "Derivatives Instruments and Hedging Activities" of the Notes for further discussion). The swaps also call for an exchange of fixed GBP interest payments for fixed USD interest receipts. At the initial principal exchange, we paid USD to a counterparty and received GBP. Upon final exchange, we will provide GBP to the counterparty and receive USD. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future GBP interest and principal receipts.

(3)
We are a party to a cross currency swap totaling GBP 530 million (approximately CAD 1.2 billion at prevailing foreign currency exchange rates in 2005, the year we entered into the swap.) The swaps included an initial exchange of principal in 2005 and will require final principal exchange on the settlement date in 2012. The swap also calls for an exchange of fixed CAD interest payments for fixed GBP interest receipts. The cross currency swap has been designated as a cash flow hedge of the changes in value of the future CAD interest and principal receipts that results from changes in the GBP to CAD exchange rates on an intercompany loan between two of our subsidiaries. See Part II—Item 8 Financial Statements and Supplementary Data, Note 18 "Derivatives Instruments and Hedging Activities" to the Consolidated Financial Statements for further discussion.

(4)
On June 15, 2007, MCBC issued $575 million of 2.5% Convertible Senior Notes in a public offering discussed in Part II—Item 8 Financial Statements and Supplementary Data, Note 13 "Debt" of the Notes.

(5)
Prior to issuing the bonds on October 6, 2010 (See Part II—Item 8 Financial Statements and Supplementary Data, Note 13 "Debt" of the Notes), we entered into a forward starting interest rate swap transaction for a portion of the Canadian offering. The forward starting interest rate swap transaction effectively established, in advance, an average fixed rate of 3.3% for the benchmark Canadian yield on the CAD 200 million we hedged. At the time of the private placement offering and pricing, the government of Canada bond rates were trading at a yield lower than that locked in with the Company's interest rate lock. This resulted in a loss of CAD 7.9 million on the forward starting interest rate swap transaction. Per authoritative accounting guidance pertaining to derivatives and hedging, the loss is being amortized over the life of the Canadian issued private placement and will serve to increase the Company's effective cost of borrowing by approximately .0023% compared to the stated coupon on the issue.

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

        The established system of accounting procedures and related internal controls provide reasonable assurance that the assets are safeguarded against loss and that the policies and procedures are implemented by qualified personnel. The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 25, 2010. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based upon its assessment, management concluded that, as of December 25, 2010, the Company's internal control over financial reporting was effective.

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

Peter Swinburn President & Chief Executive Officer, Molson Coors Brewing Company February 21, 2011	Stewart Glendinning Chief Financial Officer, Molson Coors Brewing Company February 21, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Of Molson Coors Brewing Company:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Molson Coors Brewing Company and its subsidiaries at December 25, 2010 and December 26, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed respectively in Notes 1 and 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the classification of returnable bottles and pallets in 2010 and the manner in which it accounts for convertible debt and non-controlling interests in 2009.

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
February 21, 2011

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Years Ended
	December 25, 2010	December 26, 2009	December 28, 2008
Sales	$4,703.1	$4,426.5	$6,651.8
Excise taxes	(1,448.7)	(1,394.1)	(1,877.5)

Net sales	3,254.4	3,032.4	4,774.3
Cost of goods sold	(1,812.2)	(1,726.9)	(2,840.8)

Gross profit	1,442.2	1,305.5	1,933.5
Marketing, general and administrative expenses	(1,012.5)	(900.8)	(1,333.2)
Special items, net	(21.3)	(32.7)	(133.9)
Equity income in MillerCoors	456.1	382.0	155.6

Operating income	864.5	754.0	622.0
Other income (expense), net
Interest expense	(110.2)	(96.6)	(119.1)
Interest income	10.8	10.7	17.3
Debt extinguishment costs	—	—	(12.4)
Other income (expense), net, includes $46.0 gain in 2009 on related party transaction, see Note 4	43.9	49.4	(8.4)

Total other income (expense), net	(55.5)	(36.5)	(122.6)

Income from continuing operations before income taxes	809.0	717.5	499.4
Income tax benefit (expense)	(138.7)	14.7	(96.4)

Income from continuing operations	670.3	732.2	403.0
Gain (loss) from discontinued operations, net of tax	39.6	(9.0)	(12.1)

Net income	709.9	723.2	390.9

Less: Net income attributable to noncontrolling interests	(2.2)	(2.8)	(12.2)

Net income attributable to Molson Coors Brewing Company	$707.7	$720.4	$378.7

Basic income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$3.59	$3.96	$2.14
From discontinued operations	0.21	(0.05)	(0.07)

Basic net income attributable to Molson Coors Brewing Company per share	$3.80	$3.91	$2.07

Diluted income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$3.57	$3.92	$2.11
From discontinued operations	0.21	(0.05)	(0.07)

Diluted net income attributable to Molson Coors Brewing Company per share	$3.78	$3.87	$2.04

Weighted average shares—basic	185.9	184.4	182.6
Weighted average shares—diluted	187.3	185.9	185.5
Amounts attributable to Molson Coors Brewing Company
Income from continuing operations, net of tax	$668.1	$729.4	$390.8
Gain (loss) from discontinued operations, net of tax	39.6	(9.0)	(12.1)

Net income	$707.7	$720.4	$378.7

See notes to consolidated financial statements

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	As of
	December 25, 2010	December 26, 2009
Assets
Current assets:
Cash and cash equivalents	$1,217.6	$734.2
Accounts and notes receivable:
Trade, less allowance for doubtful accounts of $7.4 and $10.1, respectively	503.8	513.8
Affiliates	67.0	52.9
Current notes receivable and other receivables, less allowance for doubtful accounts of $2.5 and $2.8, respectively	158.7	150.5
Inventories:
Finished	134.3	111.1
In process	16.6	18.3
Raw materials	32.1	43.6
Packaging materials	12.0	8.3

Total inventories	195.0	181.3
Maintenance and operating supplies, less allowance for obsolete supplies of $4.1 and $4.1, respectively	20.2	17.7
Other current assets, less allowance for advertising supplies	58.0	47.6
Discontinued operations	0.6	9.9

Total current assets	2,220.9	1,707.9
Properties, less accumulated depreciation of $926.5 and $888.0, respectively	1,388.7	1,347.4
Goodwill	1,489.1	1,475.0
Other intangibles, less accumulated amortization of $406.8 and $356.8, respectively	4,655.1	4,534.7
Investment in MillerCoors	2,574.1	2,613.6
Deferred tax assets	188.2	177.9
Notes receivable, less allowance for doubtful accounts of $6.6 and $7.3, respectively	43.0	48.7
Other assets	138.5	115.9

Total assets	$12,697.6	$12,021.1

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(IN MILLIONS, EXCEPT PAR VALUE)

	As of
	December 25, 2010	December 26, 2009
Liabilities and equity
Current liabilities:
Accounts payable:
Trade	$227.8	$193.4
Affiliates	40.4	16.9
Accrued expenses and other liabilities	831.0	745.0
Deferred tax liabilities	219.6	167.1
Current portion of long-term debt and short-term borrowings	1.1	300.3
Discontinued operations	14.0	158.2

Total current liabilities	1,333.9	1,580.9
Long-term debt	1,959.6	1,412.7
Pension and post-retirement benefits	458.6	823.8
Derivative hedging instruments	404.8	374.2
Deferred tax liabilities	466.7	468.0
Unrecognized tax benefits	80.8	65.0
Other liabilities	126.4	185.0
Discontinued operations	24.2	18.7

Total liabilities	4,855.0	4,928.3
Commitments and contingencies (Note 20)	—	—
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, voting, $0.01 par value (authorized: 500.0 shares; issued and outstanding: 2.6 shares at December 25, 2010 and December 26, 2009)	—	—
Class B common stock, non-voting, $0.01 par value (authorized: 500.0 shares; issued and outstanding: 162.0 shares and 159.4 shares at December 25, 2010 and December 26, 2009, respectively)	1.6	1.6
Class A exchangeable shares, no par value (issued and outstanding: 3.0 shares and 3.2 shares at December 25, 2010 and December 26, 2009, respectively)	111.2	119.1
Class B exchangeable shares, no par value (issued and outstanding: 19.2 shares and 20.2 shares at December 25, 2010 and December 26, 2009, respectively)	725.0	761.8
Paid-in capital	3,548.4	3,441.5
Retained earnings	3,241.5	2,734.9
Accumulated other comprehensive income (loss)	171.1	20.7

Total Molson Coors Brewing Company stockholders' equity	7,798.8	7,079.6
Noncontrolling interests	43.8	13.2

Total equity	7,842.6	7,092.8

Total liabilities and equity	$12,697.6	$12,021.1

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the Years Ended
	December 25, 2010	December 26, 2009	December 28, 2008
Cash flows from operating activities:
Net income	$709.9	$723.2	$390.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202.3	208.0	294.3
Amortization of debt issuance costs and discounts	20.6	19.4	17.1
Share-based compensation	27.4	22.8	55.9
Loss (gain) on sale or impairment of properties and intangibles	19.1	(38.1)	39.2
Excess tax benefits from share-based compensation	(4.8)	(21.7)	(8.3)
Deferred income taxes	68.0	127.8	78.6
Loss (gain) on foreign currency fluctuations and derivative instruments	(9.9)	(0.1)	(1.5)
Equity income in MillerCoors	(456.1)	(382.0)	(155.6)
Distributions from MillerCoors	456.1	401.1	136.5
Equity in net income of other unconsolidated affiliates	(18.2)	(6.9)	(24.1)
Distributions from other unconsolidated affiliates	14.0	16.6	7.5
Change in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations) and other:
Receivables	(7.8)	(63.3)	(128.2)
Inventories	(10.1)	1.8	37.5
Payables	45.3	21.0	(10.5)
Other assets and other liabilities	(266.5)	(180.3)	(310.8)
Operating cash flows of discontinued operations	(39.6)	9.0	12.1

Net cash provided by operating activities	749.7	858.3	430.6

Cash flows from investing activities:
Additions to properties and intangible assets	(177.9)	(158.8)	(249.6)
Proceeds from sales of businesses and other assets	5.2	58.0	38.8
Proceeds from sales (purchases) of investment securities, net	(10.8)	—	22.8
Acquisition of businesses, net of cash acquired	(19.8)	(41.7)	—
Payment on discontinued operations	(96.0)	—	—
Investment in MillerCoors	(1,071.2)	(514.5)	(84.3)
Return of capital from MillerCoors	1,060.3	448.2	—
Deconsolidation of Brewers' Retail, Inc.	—	(26.1)	—
Investment in and advances to an unconsolidated affiliate	—	—	(6.9)
Trade loan repayments from customers	16.6	32.1	25.8
Trade loans advanced to customers	(9.1)	(25.5)	(31.5)
Proceeds from settlements of derivative instruments	35.1	—	—
Other	0.2	0.1	(3.7)

Net cash used in investing activities	(267.4)	(228.2)	(288.6)

Cash flows from financing activities:
Exercise of stock options under equity compensation plans	38.5	43.1	59.0
Excess tax benefits from share-based compensation	4.8	21.7	8.3
Dividends paid	(201.1)	(170.4)	(139.1)
Dividends paid to noncontrolling interest holders	(3.7)	(2.9)	(20.3)
Proceeds from issuances of long-term debt	488.4	—	16.0
Debt issuance costs	(3.3)	—	—
Payments on long-term debt and capital lease obligations	(300.0)	(0.4)	(181.3)
Proceeds from short-term borrowings	12.1	14.7	54.5
Payments on short-term borrowings	(8.1)	(17.0)	(47.3)
Net proceeds from (payments on) revolving credit facilities	—	—	1.1
Payments on settlements of debt-related derivatives	(42.0)	—	—
Proceeds from settlements of debt-related derivatives	—	—	12.0
Change in overdraft balances and other	6.8	(6.0)	(29.8)

Net cash used in financing activities	(7.6)	(117.2)	(266.9)

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	474.7	512.9	(124.9)
Effect of foreign exchange rate changes on cash and cash equivalents	8.7	5.1	(35.9)
Balance at beginning of year	734.2	216.2	377.0

Balance at end of year	$1,217.6	$734.2	$216.2

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS

(IN MILLIONS)

		MCBC Shareholders
				Common stock issued		Exchangeable shares issued
			Accumulated other comprehensive income (loss)
		Retained earnings						Paid-in- capital	Non controlling Interest
	Total			Class A	Class B	Class A	Class B
Balance at December 30, 2007	$7,252.3	$1,945.3	$1,122.9	$—	$1.5	$124.8	$945.3	$3,086.7	$25.8
Exchange of shares	—	—	—	—	0.1	(5.4)	(159.0)	164.3	—
Shares issued under equity compensation plan	24.6	—	—	—	—	—	—	24.6	—
Amortization of stock based compensation	59.0	—	—	—	—	—	—	59.0	—
Contribution to MillerCoors	108.2	—	134.5	—	—	—	—	—	(26.3)
Comprehensive income (loss):
Net income	390.9	378.7	—	—	—	—	—	—	12.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,234.7)	—	(1,234.7)	—	—	—	—	—	—
Unrealized gain (loss) on derivative instruments, net	49.0	—	49.0	—	—	—	—	—	—
Realized gain (loss) on derivative instruments reclassified to net income, net	3.9	—	3.9	—	—	—	—	—	—
Ownership share of equity method investees other comprehensive loss	(211.2)	—	(211.2)	—	—	—	—	—	—
Pension and other postretirement benefit adjustments	(243.2)	—	(235.8)	—	—	—	—	—	(7.4)

Other comprehensive income (loss), net of tax:	(1,636.2)		(1,628.8)

Comprehensive income (loss), net of tax:	(1,245.3)

Dividends declared and paid	(159.4)	(139.1)	—	—	—	—	—	—	(20.3)

Balance at December 28, 2008	$6,039.4	$2,184.9	$(371.4)	$—	$1.6	$119.4	$786.3	$3,334.6	$(16.0)

Exchange of shares	—	—	—	—	—	(0.3)	(24.5)	24.8	—
Shares issued under equity compensation plan	61.0	—	—	—	—	—	—	61.0	—
Amortization of stock based compensation	21.1	—	—	—	—	—	—	21.1	—
Acquisition of a business	9.6	—	—	—	—	—	—	—	9.6
Deconsolidation of Brewers' Retail, Inc.	(5.7)	—	—	—	—	—	—	—	(5.7)
Comprehensive income (loss):
Net income	723.2	720.4	—	—	—	—	—	—	2.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	614.7	—	614.7	—	—	—	—	—	—
Unrealized gain (loss) on derivative instruments, net	(28.7)	—	(28.7)	—	—	—	—	—	—
Realized gain (loss) on derivative instruments reclassified to net income, net	(10.6)	—	(10.6)	—	—	—	—	—	—
Ownership share of equity method investees other comprehensive income	56.7	—	56.7	—	—	—	—	—	—
Pension and other postretirement benefit adjustments	(214.6)	—	(240.0)	—	—	—	—	—	25.4

Other comprehensive income (loss), net of tax:	417.5		392.1

Comprehensive income (loss), net of tax:	1,140.7

Dividends declared and paid	(173.3)	(170.4)	—	—	—	—	—	—	(2.9)

Balance at December 26, 2009	$7,092.8	$2,734.9	$20.7	$—	$1.6	$119.1	$761.8	$3,441.5	$13.2

Exchange of shares	—	—	—	—	—	(7.9)	(36.8)	44.7	—
Shares issued under equity compensation plan	39.6	—	—	—	—	—	—	39.6	—
Amortization of stock based compensation	22.6	—	—	—	—	—	—	22.6	—
Acquisition of a business	32.1	—	—	—	—	—	—	—	32.1
Comprehensive income (loss):
Net income	709.9	707.7	—	—	—	—	—	—	2.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	121.5	—	121.5	—	—	—	—	—	—
Unrealized gain (loss) on derivative instruments, net	(16.0)	—	(16.0)	—	—	—	—	—	—
Realized gain (loss) on derivative instruments reclassified to net income, net	8.4	—	8.4	—	—	—	—	—	—
Ownership share of equity method investees other comprehensive income	(71.7)	—	(71.7)	—	—	—	—	—	—
Pension and other postretirement benefit adjustments	108.2	—	108.2	—	—	—	—	—	—

Other comprehensive income (loss), net of tax:	150.4		150.4

Comprehensive income (loss), net of tax:	860.3

Dividends declared and paid	(204.8)	(201.1)	—	—	—	—	—	—	(3.7)

Balance at December 25, 2010	$7,842.6	$3,241.5	$171.1	$—	$1.6	$111.2	$725.0	$3,548.4	$43.8

See notes to consolidated financial statements

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

        Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating subsidiaries: Coors Brewing Company ("CBC"), operating in the United States ("U.S.") until June 30, 2008 when MCBC and SABMiller plc ("SABMiller") combined the U.S. and Puerto Rico operations of their respective subsidiaries, CBC and Miller Brewing Company ("Miller") and the results and financial position of U.S. operations, which comprise substantially all of our U.S. reporting segment were, in all material respects, deconsolidated from MCBC prospectively upon formation of MillerCoors LLC ("MillerCoors"), see Note 4, "Investments"; Molson Coors Brewing Company (UK) Limited ("MCBC-UK"), formerly referred to as Coors Brewers Limited ("CBL"), operating in the United Kingdom ("U.K."); Molson Coors Canada ("MCC"), formerly referred to as Molson Canada ("Molson"), operating in Canada; and our other entities. Any reference to "Coors" means the Adolph Coors Company prior to the 2005 merger with Molson Inc. (the "Merger"). Any reference to Molson Inc. or Molson means MCC prior to the Merger. Any reference to "Molson Coors" means MCBC after the Merger.

        Unless otherwise indicated, information in this report is presented in U.S. dollars ("USD" or "$").

Our Fiscal Year

        In 2010 and 2009, our fiscal year was a 52 week period ending on the last Saturday in December. Previously, our fiscal year was a 52 or 53 week period ending on the last Sunday in December. The fiscal years ended December 25, 2010, December 26, 2009, and December 28, 2008, were 52 week periods. In 2011, our fiscal year will have 53 weeks, ending on December 31, 2011.

Principles of Consolidation

        Our consolidated financial statements include our accounts and our majority-owned and controlled domestic and foreign subsidiaries, as well as certain variable interest entities. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reporting Periods Presented

        The results from Brewers' Retail, Inc. ("BRI"), a consolidated subsidiary through February 28, 2009, and an equity method investment thereafter, are reported one month in arrears. Due to a change in our ownership level of BRI, we deconsolidated this entity from our financial statements as of March 1, 2009, and began to prospectively account for it under the equity method of accounting. See Note 4, "Investments" for further information.

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

Reclassifications and Retrospective Applications of Changes in Accounting Principles

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

        During the fourth quarter of 2010, we changed the classification of returnable bottles and pallets to noncurrent assets within Properties. Previously, returnable bottles and pallets were classified as current assets within Inventories, Packaging Materials. We have determined that this change in accounting principle is preferable under the circumstances and have applied it retrospectively in accordance with U.S. GAAP. See additional discussion of the accounting treatment under "Properties" below and within Note 11, "Properties."

Revenue Recognition

        Depending upon the method of distribution and shipping terms, revenue is recognized when the significant risks and rewards of ownership are transferred to the customer or distributor, which is either at the time of shipment to distributors or upon delivery of product to retail customers.

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

Cost of Goods Sold

        Our cost of goods sold includes raw materials, packaging materials (including promotional packaging), manufacturing costs, plant administrative support and overheads, inbound and outbound freight charges, purchasing and receiving costs, inspection costs, warehousing, and internal transfer costs.

Equity Method Accounting

        We generally apply the equity method of accounting to 20% to 50% owned investments where we exercise significant influence, except for certain investments that must be consolidated as variable interest entities. Equity method investments include our equity ownership in MillerCoors in the U.S. and Tradeteam, Ltd ("Tradeteam") (a transportation and logistics services company) in the U.K., along

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

with Modelo Molson Imports, L.P. ("MMI"), BRI, Brewers' Distributor Ltd. ("BDL") and our former interests in the Montréal Canadiens and House of Blues, all in Canada. See Note 4, "Investments."

        There are no related parties that own interests in our equity method investments as of December 25, 2010.

Marketing, General and Administrative Expenses

        Our marketing, general and administrative expenses consist of advertising, sales costs, non-manufacturing administrative, and overhead costs. The creative portion of our advertising activities is expensed as incurred. Production costs of advertising and promotional materials are generally expensed when the advertising is first run. Advertising expense was $361.6 million, $349.3 million, and $610.0 million for years 2010, 2009, and 2008, respectively. Prepaid advertising costs of $13.4 million and $13.9 million, were included in other current assets in the Consolidated Balance Sheets at December 25, 2010, and December 26, 2009, respectively.

Allowance for Doubtful Accounts

        Canada's distribution channels are highly regulated by provincial regulation and experience few collectability problems. However, we do have direct sales to retail customers in Canada for which an allowance is recorded based upon expected collectability and historical experience.

Trade Loans

        The U.K. segment extends loans to a portion of the retail outlets that sell our brands. Some of these loans provide for no interest to be payable, and others provide for payment of a below market interest rate. In return, the retail outlets receive smaller discounts on beer and other beverage products purchased from us, with the net result being the U.K. segment attaining a market return on the outstanding loan balance. We therefore reclassify a portion of beer revenue into interest income to reflect a market rate of interest on these loans. In 2010, 2009 and 2008, these amounts were $6.7 million, $8.3 million, and $10.7 million, respectively and this interest income is included in the U.K. segment.

        Trade loan receivables are classified as either current notes receivable and other receivables or non-current notes receivable in our Consolidated Balance Sheets. At December 25, 2010, and December 26, 2009, total loans outstanding, net of allowances, were $48.4 million and $62.5 million, respectively.

        An allowance for credit losses is maintained to provide for probable loan losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred at the balance sheet date. We establish our allowance through a provision for loan losses charged against earnings and recorded in marketing, general & administrative expenses. In determining the allowance, management analyzes the loan portfolio on an individual loan basis based on monthly performance. The evaluation is based on a review of the collectability of loans considering the nature of the portfolio, historical experience, the borrower's current repayment ability, estimated value of any underlying collateral, returns, risk profile, credit scores obtained from credit rating agencies and prevailing economic conditions. This evaluation is inherently subjective as it requires information

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

related to these factors available at the time. The criteria are applied consistently across the trade loan portfolio and there has been no change to the policy during the year.

        Further, based on the monthly evaluation of loan performance, if, in management's judgment the review indicates that the loan may not be recoverable, it is classified as delinquent. Loans classified as delinquent are placed under additional scrutiny by management and if deemed uncollectible then they are passed to the company's credit management agency. Interest continues to be accrued on delinquent loans when collectability remains probable and payments received are recorded as a reduction of principal and interest. If after a period of additional scrutiny, in management's judgment the loan is not recoverable, it is written off along with any outstanding interest and any further collected payments are applied to principal.

        Total delinquent loans at December 25, 2010 and December 26, 2009 were $12.5 million and $18.7 million, respectively. Loan balances that are written off are recorded against the allowance as a charge-off. In 2010 and 2009, total loans written off were $6.2 million and $7.7 million, respectively. Any subsequent loan recovery is recorded as a gain upon collection.

        A rollforward of the allowance for the year ended December 25, 2010 is as follows (in millions):

Balance at December 26, 2009	$10.1
Additions charged to expense	5.4
Write-offs	(6.2)
Foreign currency and other adjustments	(0.2)

Balance at December 25, 2010	$9.1

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. Prior to the formation of MillerCoors, substantially all of the inventories in the United States were determined on the last-in, first-out ("LIFO") method. In the fourth quarter of 2010, we reclassified our returnable bottles and pallets from Inventories, Packaging Materials, to Properties as discussed below.

        We regularly assess the shelf-life of our inventories and reserve for those inventories when it becomes apparent the product will not be sold within our freshness specifications. There were no allowances for obsolete finished goods or packaging materials at December 25, 2010 or at December 26, 2009.

Properties

        Properties are carried at original cost less accumulated depreciation. Certain equipment held under capital lease is classified as equipment and amortized using the straight-line method or estimated useful life, whichever is shorter over the lease term. Lease amortization is included in depreciation expense. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Start-up costs associated with manufacturing facilities, but not related to construction, are expensed as incurred. Ordinary repairs and maintenance are expensed as incurred.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        Our returnable containers (including returnable bottles, kegs and pallets) are recorded at acquisition cost and are classified within Properties. Returnable containers consist of returnable bottles, kegs and pallets that are both in our direct control within our breweries, warehouses and distributions facilities and those that we indirectly control in the market through our agreements with our customers and other brewers and for which a deposit is received. The deposits received on the Company's returnable containers in the market are recorded as deposit liabilities, included as current liabilities within Accrued Expenses and other liabilities in the Consolidated Balance Sheets. See Note 11, "Properties."

        Historically our returnable bottles and pallets were classified as current assets within Inventories, Packaging Materials. During the fourth quarter of 2010, we concluded that the classification of our returnable bottles and pallets as noncurrent assets within Properties is a preferable presentation under U.S. GAAP and is more consistent with industry practice and as such we have classified these amounts as Properties in the Consolidated Balance Sheets and adjusted our Consolidated Statements of Cash Flows accordingly, reflecting the purchases of returnable bottles and pallets as investing activities. The amounts presented in our historical financial statements have also been retrospectively adjusted to conform to the current year presentation as follows:

		As of and for the year ended December 26, 2009
		As previously reported	As adjusted
		(in millions)
Inventories, Packaging materials	Consolidated Balance Sheet	$63.2	$8.3
Total current assets	Consolidated Balance Sheet	$1,762.8	$1,707.9
Properties	Consolidated Balance Sheet	$1,292.5	$1,347.4
Depreciation and amortization—Operating activities	Consolidated Statement of Cash Flows	$187.4	$208.0
Inventories—Operating Activities	Consolidated Statement of Cash Flows	$(11.7)	$1.8
Net cash provided by operating activities	Consolidated Statement of Cash Flows	$824.2	$858.3
Additions to properties and intangible assets—Investing activities	Consolidated Statement of Cash Flows	$(124.7)	$(158.8)
Net cash used in investing activities	Consolidated Statement of Cash Flows	$(194.1)	$(228.2)

		For the year ended December 28, 2008
		As previously reported	As adjusted
		(in millions)
Depreciation and amortization—Operating activities	Consolidated Statement of Cash Flows	$273.4	$294.3
Inventories—Operating Activities	Consolidated Statement of Cash Flows	$39.3	$37.5
Net cash provided by operating activities	Consolidated Statement of Cash Flows	$411.5	$430.6
Additions to properties and intangible assets—Investing activities	Consolidated Statement of Cash Flows	$(230.5)	$(249.6)
Net cash used in investing activities	Consolidated Statement of Cash Flows	$(269.5)	$(288.6)

        Note that the above changes do not impact the Consolidated Statements of Operations as the expense related to the returnable bottles and pallets has historically been recorded within Costs of

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

goods sold and will continue to be classified as such. Additionally, the amounts presented in our historical quarterly financial statements have also been retrospectively adjusted to conform to the current year presentation as further discussed in Note 22, "Quarterly Financial Information (Unaudited)."

Fair Value of Financial Instruments

        The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value as recorded due to the short-term maturity of these instruments. In addition, the carrying amounts of our trade loan receivables approximate fair value. The fair value of long-term obligations for derivatives was estimated by discounting the future cash flows using market interest rates, adjusted for non-performance credit risk associated with our counterparties (assets) or with MCBC (liabilities). See Note 18, "Derivative Instruments and Hedging Activities." Based on current market rates for similar instruments, the fair value of long-term debt is presented in Note 13, "Debt."

        The Financial Accounting Standards Board ("FASB") issued guidance for fair value, which establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). We utilize a combination of market and income approaches to value derivative instruments, and use an income approach for valuing our indemnity obligations. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.

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

        Level 3—Unobservable inputs that reflect the assumptions that we believe market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data.

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

Factored Brands

        In addition to supplying our own brands, the U.K. segment sells other beverage companies' products to on-premise customers to provide them with a full range of products for their retail outlets.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

These factored brand sales are included in our financial results, but the related volume is not included in our reported sales volumes. We refer to this as the "factored brand business." In the factored brand business, we normally purchase factored brand inventory, take orders from customers for such brands, and invoice customers for the product and related costs of delivery. In accordance with guidance pertaining to reporting revenue gross as a principal versus net as an agent, sales under the factored brands are generally reported on a gross income basis.

Goodwill and Other Asset Valuation

        We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment at least annually, and we evaluate our other tangible and intangible assets for impairment when there is evidence that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in such impairment evaluations. We completed the required annual impairment testing as of June 27, 2010, the first day of our fiscal third quarter. See Note 12, "Goodwill and Intangible Assets."

Statement of Cash Flows Data

        Cash equivalents represent highly liquid investments with original maturities of 90 days or less. The carrying value of these investments approximates their fair value. The following presents our supplemental cash flow information:

	For the fiscal years ended
	December 25, 2010	December 26, 2009	December 28, 2008
	(In millions)
Cash paid for interest(1)	$87.0	$76.0	$84.2
Cash paid for taxes	$38.4	$50.9	$71.5
Receipt of note upon sale of property	$5.3	$—	$2.8
Issuance of restricted stock, net of forfeitures	$9.8	$8.9	$28.2
Issuance of performance shares, net of forfeitures	$7.4	$14.1	$0.9

(1)
2008 includes cash paid for interest of $3.0 million associated with debt extinguishment costs.

        See Note 4, "Investments," for a summary of assets and liabilities contributed to MillerCoors, the formation of which was a significant non-cash activity in 2008.

2. New Accounting Pronouncements

Adoption of New Accounting Pronouncements

Consolidation of Variable Interest Entities

        In June 2009, the FASB issued authoritative guidance related to the consolidation of variable interest entities ("VIEs"), which requires an enterprise to determine whether its variable interests give it a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has both (1) the power to direct the activities of a VIE that most significantly impact the entity's economic

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. New Accounting Pronouncements (Continued)

performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. This guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE requiring consolidation. The guidance was effective for our first quarter ended March 27, 2010. The adoption of this guidance did not impact our financial results. See also Note 4, "Investments" for further disclosure of our VIEs.

Noncontrolling Interests

        In December 2007, the FASB issued authoritative guidance related to noncontrolling interests in consolidated financial statements. This guidance requires the recognition of a noncontrolling interest (previously referred to as minority interest) as a component of equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income in the consolidated statement of operations. It also amends existing guidance to be consistent with the revised guidance for business combinations including procedures associated with the deconsolidation of a subsidiary. As such, our adoption of this guidance on December 28, 2008 impacted the accounting for the deconsolidation of BRI in the first quarter of 2009. Changes to noncontrolling interests reflected in total equity during 2009 resulted from $2.8 million of net earnings, establishment of the non-controlling interest in Cobra Beer Partnership Ltd of $9.6 million, and the effects of deconsolidating BRI ($19.7 million). Changes to the individual components of accumulated other comprehensive income attributable to noncontrolling interests were insignificant. This guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. See Note 4, "Investments" for further discussion.

Accounting for Convertible Debt Instruments

        In May 2008, the FASB issued authoritative guidance related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) that applies to all convertible debt instruments that have a "net settlement feature", which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. This guidance requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers' nonconvertible debt borrowing rate. The Company retrospectively adopted this guidance in 2008, impacting historical accounting for our 2.5% Convertible Senior Notes due July 30, 2013 ("Convertible Senior Notes"). See Note 13, "Debt" for further discussion.

New Accounting Pronouncements Not Yet Adopted

Goodwill Impairment Analysis

        In December 2010, the FASB issued authoritative guidance related to the evaluation of Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts, which requires an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. Upon adoption of the guidance, an entity with reporting units that have carrying amounts

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. New Accounting Pronouncements (Continued)

that are zero or negative is required to assess whether it is more likely than not that the reporting units' goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting units. The guidance is effective for our first quarter ending March 26, 2011. We are currently evaluating the impact that this guidance may have on the determination or reporting of our financial results.

3. Segment Reporting

        Our reporting segments are based on the key geographic regions in which we operate, which are the basis on which our chief operating decision maker evaluates the performance of the business. The Company operates in the reporting segments listed below.

Reportable segments

Canada

        The Canada segment consists of our production, marketing and sales of the Molson family of brands, Coors Light and other brands, principally in Canada; and BRI, our joint venture arrangement related to the distribution and retail sale of beer in Ontario and BDL, our joint venture arrangement related to the distribution of beer in the western provinces, both accounted for as equity method investments. The Canada segment also includes our equity interest in Modelo Molson Imports, L.P ("MMI"), our joint venture with Grupo Modelo S.A.B. de C.V. ("Modelo").

        We have an agreement with Heineken N.V. ("Heineken") that grants us the right to import, market, and sell Heineken products throughout Canada and with SABMiller to brew, market, and sell several SABMiller brands, and to distribute and sell imported SABMiller brands. We also contract brew and package Asahi for the U.S. market.

United States (U.S.)

        As discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," effective July 1, 2008, MillerCoors began operations. The results and financial position of our U.S. segment operations were deconsolidated upon contribution to the joint venture, and our interest in MillerCoors is being accounted for and reported by us under the equity method of accounting. MCBC's equity investment in MillerCoors represents our U.S. segment beginning July 1, 2008.

United Kingdom (U.K.)

        The U.K. segment consists of our production, marketing and sales of our brands (the largest of which is Carling), principally in the U.K.; our consolidated joint venture relating to the production and distribution of the Grolsch brands in the U.K. and the Republic of Ireland; our consolidated joint venture to produce and distribute the Cobra beer brands in the U.K.; factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us), in the U.K.; and our equity method joint venture arrangement ("Tradeteam") for the physical distribution of products throughout Great Britain.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Reporting (Continued)

Non-reportable segment and other business activities

Molson Coors International ("MCI") and Corporate

        MCI includes results of operations in our non-core and developing markets, including Asia, Mexico, the Caribbean (not including Puerto Rico) and continental Europe. This includes our venture agreement in China with Hebei Si'hai Beer Company, Molson Coors Si'hai Brewing (China) Co., Ltd. ("MC-Si'hai"). Corporate includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, accounting, treasury, insurance and risk management. Corporate also includes certain royalty income and administrative costs related to the management of intellectual property.

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

	Year ended December 25, 2010
	Canada	U.S.	U.K.	MCI and Corporate	Consolidated
	(In millions)
Net sales	$1,938.2	$—	$1,234.9	$81.3	$3,254.4
Interest expense	—	—	—	(110.2)	(110.2)
Interest income	—	—	6.7	4.1	10.8
Income (loss) from continuing operations before income taxes	$454.0	$456.1	$95.3	$(196.4)	$809.0
Income tax benefit (expense)					(138.7)

Income from continuing operations					670.3
Net income attributable to noncontrolling interests					(2.2)

Income from continuing operations attributable to MCBC					$668.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Reporting (Continued)

	Year ended December 26, 2009
	Canada	U.S.	U.K.	MCI and Corporate	Consolidated
	(In millions)
Net sales	$1,732.3	$—	$1,226.2	$73.9	$3,032.4
Interest expense	—	—	—	(96.6)	(96.6)
Interest income	—	—	8.3	2.4	10.7
Income (loss) from continuing operations before income taxes	$462.6	$382.0	$90.8	$(217.9)	$717.5
Income tax benefit (expense)					14.7

Income from continuing operations					732.2
Net income attributable to noncontrolling interests					(2.8)

Income from continuing operations attributable to MCBC					$729.4

	Year ended December 28, 2008
	Canada	U.S.	U.K.	MCI and Corporate	Eliminations	Consolidated
	(In millions)
Net sales(1)	$1,920.0	$1,504.8	$1,342.2	$62.9	$(55.6)	$4,774.3
Interest expense	—	—	—	(119.1)	—	(119.1)
Interest income	—	—	10.7	6.6	—	17.3
Debt extinguishment costs	—	—	—	(12.4)	—	(12.4)
Income (loss) from continuing operations before income taxes	$458.4	$265.0	$85.4	$(309.4)	$—	$499.4
Income tax benefit (expense)						(96.4)

Income from continuing operations						403.0
Net income attributable to noncontrolling interests						(12.2)

Income from continuing operations attributable to MCBC						$390.8

(1)
Beginning in the third quarter of 2009, management adjusted internal financial reporting to conform sales reporting for the pre-MillerCoors periods to the post-MillerCoors periods. As a result, Canada segment sales for year ended December 28, 2008 are higher than reported in prior periods due to the inclusion of $55.6 million of intersegment/intercompany sales, respectively, which were eliminated upon consolidation.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Reporting (Continued)

        The following table presents total assets by segment:

	As of
	December 25, 2010	December 26, 2009
	(In millions)
Canada(1)	$6,548.9	$6,402.0
U.S.	2,574.1	2,613.6
U.K.(1)	2,276.2	2,359.8
MCI and Corporate	1,297.8	635.8
Discontinued operations	0.6	9.9

Consolidated total assets	$12,697.6	$12,021.1

(1)
A significant part of the increase in asset values in Canada reflects the strengthening of the Canadian dollar ("CAD") against the USD in 2010 along with the returnable container reclassification described in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies." The majority of the decrease in asset values in the U.K. in 2010 reflects the weakening of the British pound ("GBP") against the USD. The increase in MCI and Corporate is due mainly to the increase in cash balances at Corporate.

        The following table presents cash flow information by segment:

	For the years ended
	December 25, 2010	December 26, 2009	December 28, 2008
		(In millions)
Depreciation and amortization(1):
Canada(2)	$122.3	$120.6	$139.2
United States(3)	—	—	51.3
United Kingdom	67.5	77.6	99.3
MCI and Corporate	12.5	9.8	4.5

Consolidated depreciation and amortization	$202.3	$208.0	$294.3

Capital expenditures:
Canada(2)	$97.8	$77.6	$91.8
United States(3)	—	—	55.9
United Kingdom	70.0	64.6	88.2
MCI and Corporate	10.1	16.6	13.7

Consolidated capital expenditures	$177.9	$158.8	$249.6

(1)
Depreciation and amortization amounts do not reflect amortization of bond discounts, fees, or other debt-related items.

(2)
Reflects the impact of the reclassification of returnable containers from inventories to properties. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies."

(3)
Reflects the formation of MillerCoors on July 1, 2008. Prior periods reflect amounts of the Company's pre-existing U.S. operations.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Reporting (Continued)

        The following table presents sales by geographic segment:

	For the years ended
	December 25, 2010	December 26, 2009	December 28, 2008
	(In millions)
Net sales to unaffiliated customers(1):
Canada	$1,894.9	$1,687.0	$1,804.6
United States and its territories(2)	44.6	46.3	1,565.7
United Kingdom	1,217.7	1,180.3	1,311.3
Other foreign countries	97.2	118.8	92.7

Consolidated net sales	$3,254.4	$3,032.4	$4,774.3

(1)
Net sales attributed to geographic areas are based on the location of the customer.

(2)
Reflects the formation of MillerCoors on July 1, 2008. Prior periods reflect amounts of the Company's pre-existing U.S. operations.

        The following table presents properties by geographic segment:

	As of
	December 25, 2010	December 26, 2009
	(In millions)
Properties(1):
Canada(2)	$864.7	$843.6
United States and its territories	41.8	44.3
United Kingdom(3)	441.9	459.1
China and other foreign countries(4)	40.3	0.4

Consolidated long-lived assets	$1,388.7	$1,347.4

(1)
Includes net properties based on geographic location.

(2)
The increase in long-lived asset value in Canada in 2010 is related to the strengthening of the CAD against the USD along with the returnable container reclassification described in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies.".

(3)
The decrease in asset value in the U.K. in 2010 reflects the weakening of the GBP against the USD.

(4)
The increase in asset value in China and other foreign countries is attributable to our purchase of a 51% interest in MC-Si'hai.

4. Investments

        The investments included within this Note 4 include both equity method and consolidated investments. Those entities identified as VIEs have been evaluated to determine whether we are the primary beneficiary. The VIEs included under Equity Investments are those for which we have concluded that we are not the primary beneficiary and accordingly, we account for these investments

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

under the equity method of accounting. The VIEs included under Consolidated Investments are those for which we have concluded that we are the primary beneficiary and accordingly, consolidate these entities. We have not provided any financial support to any of our VIEs during the year that we were not previously contractually obligated to provide.

        Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require a change to our current accounting treatment.

Equity Investments

Investment in MillerCoors

        MillerCoors has a Board of Directors consisting of five MCBC-appointed and five SABMiller-appointed directors. The percentage interests in the profits of MillerCoors are 58% for SABMiller and 42% for MCBC, and voting interests are shared 50%-50%. Each party to the joint venture has agreed not to transfer its economic or voting interests in the joint venture for a period of five years, and certain rights of first refusal will apply to any subsequent assignment of such interests. Our interest in MillerCoors is accounted for under the equity method of accounting.

        The following table is a summary of the carrying values of net assets that we contributed to MillerCoors on July 1, 2008 (in millions):

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

        Summarized financial information for MillerCoors is as follows (in millions):

Condensed balance sheet

	As of
	December 31, 2010	December 31, 2009
Current assets	$815.9	$848.4
Noncurrent assets	8,972.1	8,985.1

Total assets	$9,788.0	$9,833.5

Current liabilities	$932.9	$885.4
Noncurrent liabilities	1,273.4	1,278.4

Total liabilities	2,206.3	2,163.8
Noncontrolling interests	30.5	28.1
Owners' equity	7,551.2	7,641.6

Total liabilities and shareholders' investment	$9,788.0	$9,833.5

Results of operations

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the six months ended December 31, 2008
Net sales	$7,570.6	$7,574.3	$3,689.4
Cost of goods sold	(4,686.3)	(4,720.9)	(2,326.0)

Gross profit	$2,884.3	$2,853.4	$1,363.4
Operating income	$1,078.9	$866.1	$227.2
Net income attributable to MillerCoors	$1,057.0	$842.8	$222.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

        The following represents MCBC's proportional share in MillerCoors of net income reported under the equity method (in millions):

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the six months ended December 31, 2008
Net income attributable to MillerCoors	$1,057.0	$842.8	$222.4
MCBC economic interest	42%	42%	42%

MCBC proportionate share of MillerCoors net income	443.9	354.0	93.4
MillerCoors accounting policy elections(1)	—	7.3	27.7
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(2)	6.9	11.7	36.7
Share-based compensation adjustment(3)	5.3	9.0	(2.2)

Equity income in MillerCoors	$456.1	$382.0	$155.6

(1)
MillerCoors made its initial accounting policy elections upon formation, impacting certain asset and liability balances contributed by MCBC. Our investment basis in MillerCoors is based on the book value of the net assets we contributed to it. These adjustments reflect the impact on our investment in MillerCoors as a result of the differences resulting from accounting policy elections, the most significant of which was MillerCoors' election to value our contributed inventories using the first in, first out (FIFO) method, rather than the last in, first out (LIFO) method, which had been applied by us prior to the formation of MillerCoors, the impact of which was fully amortized in early 2009.

(2)
Our net investment in MillerCoors is based on the carrying values of the net assets we contributed to the joint venture which is less than our proportional share of underlying equity (42%) of MillerCoors (contributed by both us and SABMiller) by approximately $624 million. This difference is being amortized as additional equity income over the remaining useful lives of long-lived assets giving rise to the difference. For non-depreciable assets, such as goodwill, no adjustment is being recorded unless there is an impairment in our overall investment. During the fourth quarter of 2008, MillerCoors recognized an impairment charge of $65.0 million associated with its Sparks brand intangible asset. Included in our basis amortization income shown above is a credit of $27.3 million, or 42% of that amount, as our proportional share of the underlying basis in the Sparks intangible asset was less than that of MillerCoors, no impairment existed at a MCBC level.

(3)
The net adjustment is to record all share-based compensation associated with pre-existing equity awards to be settled in MCBC Class B common stock held by our former employees now employed by MillerCoors and to eliminate all share-based compensation impacts related to preexisting SABMiller equity awards held by SABMiller employees now employed by MillerCoors.

        During the year ended December 25, 2010, we recorded $35.1 million and $9.3 million of sales of beer to MillerCoors and purchase of beer from MillerCoors, respectively. In addition, we recorded $4.1 million of service agreement and other charges to MillerCoors and $1.2 million of service

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

agreement costs from MillerCoors. As of December 25, 2010, we had $1.3 million due from MillerCoors related to activities mentioned above. During the year ended December 26, 2009, we recorded $38.1 million and $10.6 million of sales of beer to MillerCoors and purchase of beer from MillerCoors, respectively. In addition, we recorded $12.7 million of service agreement and other charges to MillerCoors and $1.6 million of service agreement costs from MillerCoors. As of December 26, 2009, we had $5.4 million due from MillerCoors related to activities mentioned above. During the twenty-six weeks ended December 28, 2008, we recorded $51.3 million and $2.9 million of sales of beer to MillerCoors and purchase of beer from MillerCoors, respectively. In addition, we recorded $5.8 million of service agreement charges to MillerCoors and $0.6 million of service agreement costs from MillerCoors.

        MCBC assigned the United States and Puerto Rican rights to the legacy Coors brands, including Coors Light, Coors Banquet, Keystone Light and the Blue Moon brands, to MillerCoors. We retained all ownership rights of these brands outside of the United States and Puerto Rico. In addition, we retained numerous water rights in Colorado. We lease these water rights to MillerCoors at no cost for use at their Golden, Colorado brewery.

        There were no significant undistributed earnings in MillerCoors as of December 25, 2010 or December 26, 2009.

All Other Equity Investments

Tradeteam Ltd.

        Tradeteam, a joint venture between us and DHL in which we have a 49.9% interest, has an exclusive contract with us to provide transportation and logistics services in the U.K. until 2018. Our approximate financial commitments under the distribution contract with Tradeteam are as follows:

Amount
(In millions)
2011	$134.2
2012	138.2
2013	142.4
2014	146.7
2015	151.1
Thereafter	275.8

Total	$988.4

        The financial commitments on termination of the distribution agreement are to essentially take over property, assets and people used by Tradeteam to deliver the service to us, paying Tradeteam's net book value for assets acquired which approximates $40.7 million as of December 25, 2010.

        Services provided under the Tradeteam contract were approximately $117.6 million, $118.4 million, and $146.6 million for the years ended December 25, 2010, December 26, 2009, and December 28, 2008, respectively. As of December 25, 2010 and December 26, 2009, we had $14.2 million and $10.2 million due to Tradeteam for services provided.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

Montréal Canadiens

        Molson Hockey Holdings, Inc. ("MHHI"), a wholly-owned subsidiary of the Company, owned a 19.9% indirect common ownership in the Montréal Canadiens professional hockey team, the Gillett Entertainment Group and certain related assets (collectively, the "Club"). An independent party owned the controlling 80.1% common ownership interest in the Club. During the fourth quarter of 2009, CH Group Limited Partnership / Société en commandite Group CH ("CH Group") purchased the controlling 80.1% common ownership interest in the Club, as well as the interest in the ground lease of the Bell Centre arena in Montréal (the "Bell Centre") from the majority owner of the Club, an independent third-party. The general partner of CH Group and one of its limited partners are entities affiliated with Andrew and Geoff Molson, who are both members of the Board of Directors of the Company.

        In connection with CH Group's purchase of the controlling common ownership interest in the Club and the Bell Centre, effective December 1, 2009, MHHI sold its 19.9% common ownership interest in the Club to CH Group. The Company received net proceeds of CAD 56.3 million ($53.3 million), which is equal to the sale price for the Company's interest reduced by a portion of the debt obligations of the Club assumed by the CH Group, and recognized a gain of CAD 48.7 million ($46.0 million) related to this transaction. The selling price of our interest in the Club was based on the price at which CH Group purchased the 80.1% controlling interest in the Club from the majority owner, an independent third party.

        As part of its ownership of the Club, the Company was historically obligated under two principal financial guarantees: a consent agreement with the NHL (the "Consent Agreement"), which required the direct and indirect owners of the Club to abide by certain funding requirements related to the ownership of the Club, including those provided in a shareholders' agreement; and a guarantee of the Club's majority owner's obligations under a ground lease for the Bell Centre (the "Ground Lease Guarantee"). In connection with the sale of our common ownership interest in the Club, we were released from our obligations under the Consent Agreement, but remain obligated under the Ground Lease Guarantee. However, CH Group agreed to indemnify the Company in connection with the liabilities we may incur under the Ground Lease Guarantee and provided the Company with a CAD 10 million ($9.5 million) letter of credit to guarantee such indemnity. This transaction did not materially affect our risk exposure related to the Ground Lease Guarantee, which continues to be recognized as a liability on our balance sheet. The gain that we recognized on the sale of our common ownership interest in the Club reflects the release of a CAD 4.5 million ($4.3 million) liability associated with the Consent Agreement.

Brewers' Retail Inc.

        BRI, a VIE, is a beer distribution and retail network for the Ontario region of Canada, owned by MCBC, Anheuser-Busch InBev ("ABI") and Sleeman. BRI operates on a break-even basis. MCBC has historically consolidated BRI as its primary beneficiary. Contractual provisions cause our variable interests to fluctuate requiring frequent evaluations as to primary beneficiary status. Acquisition activity by ABI caused our variable interest to decrease to a level indicating that we are no longer the primary beneficiary and, as such, we deconsolidated BRI from our financial statements during the first quarter of 2009. The deconsolidation does not impact our continuing involvement with BRI, which will remain the same. Further, following the deconsolidation, BRI remains a related party.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

        BRI's liabilities exceeded its assets at the date of deconsolidation (negative book value), by $90.3 million. We recorded a liability of $74.3 million associated with the recognition of the fair value of our proportionate share of the guarantee we maintain with regard to BRI's debt obligations. We determined the fair value of the guarantee based upon our share of BRI's total debt obligation adjusted for nonperformance risk—considered a level 3 input. Because we have an obligation to proportionately fund BRI's obligations, the difference between net carrying value and the fair value of our retained equity interest in BRI was recorded as an adjustment to our BRI investment, effectively resulting in a negative equity method basis of $16 million. Therefore, no gain was recognized upon deconsolidation. Additionally, because of our continued obligation, we continue to record our proportional share of BRI's net income or loss, despite our negative equity method basis. Administrative fees under the agreement with BRI were approximately $93.9 million and $89.2 million for the years ended December 25, 2010 and December 26, 2009, respectively. As of December 25, 2010 and December 26, 2009, we had $37.9 million and $44.3 million due from BRI related to services under the administrative fees agreement, respectively.

Brewers' Distributor Ltd.

        BDL, a VIE, is a distribution operation owned by MCBC and ABI (collectively, the "Members") and pursuant to an operating agreement, acts as an agent for the distribution of their products in the western provinces of Canada. The two Members share 50%/50% voting control of this business.

        BDL charges the Members administrative fees that are designed so the entity operates at break-even profit levels. This administrative fee is based on costs incurred, net of other revenues earned, and is allocated in accordance with the operating agreement to the Members based on volume of products. No other parties are allowed to sell beer through BDL, which does not take legal title to the beer distributed for the Members. Administrative fees under the contract were approximately $38.5 million, $43.9 million, and $52.8 million for the years ended December 25, 2010, December 26, 2009, and December 28, 2008, respectively. As of December 25, 2010 and December 26, 2009, we had $19.9 million and $22.0 million due from BDL, respectively, related to services under the administrative fees agreement.

Modelo Molson Imports, L.P.

        MMI, a 50%/50% joint venture with Modelo, imports, distributes, and markets the Modelo beer brand portfolio across all Canadian provinces and territories. Our sales team is responsible for selling the brands across Canada on behalf of the joint venture. We account for MMI, a VIE, under the equity method of accounting. During 2010, 2009 and 2008, we incurred $12.3 million, $7.6 million and $13.8 million, respectively, of costs payable to MMI. As of December 25, 2010 and December 26, 2009, we had $15.5 million due to and $0.2 million due from MMI, respectively, related to activities under the operating agreement.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

        Summarized financial information for Tradeteam, the Montréal Canadiens, BRI, BDL, and MMI combined is as follows (in millions):

Results of operations

	For the years ended
	December 25, 2010	December 26, 2009	December 28, 2008
Net sales	$810.4	$996.9	$926.8
Cost of goods sold	(427.7)	(487.4)	(565.2)

Gross profit	$382.7	$509.5	$361.6
Operating income	$48.8	$47.0	$90.1
Net Income	$40.7	$22.0	$63.2

Condensed Combined Balance sheets

	As of
	December 25, 2010	December 26, 2009
Current assets	$410.9	$377.4
Noncurrent assets	358.1	348.5

Total assets	$769.0	$725.9

Current liabilities	$670.2	$443.2
Noncurrent liabilities	99.3	283.3

Total liabilities	769.5	726.5
Owners' equity	(0.5)	(0.6)

Total liabilities and owner's equity	$769.0	$725.9

        There were no significant undistributed earnings as of December 25, 2010 or December 26, 2009 for any of the companies included in other equity investments above.

Consolidated Variable Interest Entities

Rocky Mountain Metal Container

        Rocky Mountain Metal Container ("RMMC"), a Colorado limited liability company, is a joint venture with Ball Corporation in which MillerCoors holds and consolidates a 50% interest. RMMC produces cans and ends for MillerCoors. Prior to the formation of MillerCoors on July 1, 2008, we held the 50% interest in RMMC and consolidated the results and financial position of RMMC. MCBC remains the guarantor of approximately $32.8 million and $37.4 million of RMMC debt at December 25, 2010 and December 26, 2009, respectively.

Rocky Mountain Bottle Company

        Rocky Mountain Bottle Company ("RMBC"), a Colorado limited liability company, is a joint venture with Owens-Brockway Glass Container, Inc. in which MillerCoors holds and consolidates a

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

50% interest. RMBC produces glass bottles at MillerCoors' glass manufacturing facility for use at its Golden and other breweries. Prior to the formation of MillerCoors on July 1, 2008, we held the 50% interest in RMMC and consolidated the results and financial position of RMMC. The results and financial position of RMBC were consolidated in our financial statements during the first half of 2008.

Grolsch

        Grolsch is a joint venture between us and Royal Grolsch N.V. in which we hold a 49% interest. The Grolsch joint venture markets Grolsch branded beer in the United Kingdom and the Republic of Ireland. The majority of the Grolsch branded beer is produced by us under a contract brewing arrangement with the joint venture. MCBC and Royal Grolsch N.V. sell beer to the joint venture, which sells the beer back to MCBC (for onward sale to customers) for a price equal to what it paid, plus a marketing and overhead charge and a profit margin. Grolsch is a taxable entity in the U.K. Accordingly, income tax expense in our Consolidated Statements of Operations includes taxes related to the entire income of the joint venture.

Cobra Beer Partnership, Ltd

        During the second quarter of 2009, we purchased 50.1% of Cobra Beer Partnership, Ltd ("CBPL"), which owns the world-wide rights to the Cobra beer brand (with the exception of the Indian sub-continent). The non-controlling interest is held by the founder of the Cobra beer brand. We consolidate the results and financial position of CBPL and it is reported within our U.K. operating segment. We have not presented pro forma information, as the acquisition of CBPL is not material to our results of operations or financial position.

        The following summarizes the assets and results of operations of our consolidated joint ventures (including noncontrolling interests). None of our consolidated VIEs held debt as of December 25, 2010 or December 26, 2009.

	For the years ended/As of
	December 25, 2010			December 26, 2009			December 28, 2008
	Total Assets(1)	Revenues(2)	Pre-tax income	Total Assets(1)	Revenues(2)	Pre-tax income	Revenues(2)	Pre-tax income
	(In millions)
BRI	$—	$—	$—	$—	$40.4	$—	$271.1	$—
RMMC(3)	$—	$—	$—	$—	$—	$—	$157.6	$3.7
RMBC(3)	$—	$—	$—	$—	$—	$—	$56.5	$14.7
Grolsch	$14.1	$30.1	$4.3	$22.7	$37.8	$5.7	$61.2	$8.5
Cobra	$32.7	$39.2	$6.9	$32.3	$21.2	$1.9	$—	$—
Granville Island(4)	$—	$—	$—	$28.7	$4.6	$0.2	$—	$—

(1)
Excludes receivables from the Company.

(2)
Substantially all such sales for RMMC, RMBC and Grolsch are made to the Company, and as such, are eliminated in consolidation. The BRI revenues for 2009 represent the first two months prior to deconsolidation.

(3)
Deconsolidated upon formation of MillerCoors on July 1, 2008.

(4)
During the second quarter of 2010, we acquired 100% of the outstanding stock and, as a result, Granville Island is no longer classified as a VIE.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

Other Investments

Granville Island Brewing Co, Ltd.

        During the fourth quarter of 2009, we entered into an agreement to acquire Granville Island Brewing Company, Ltd. and Mainland Beverage Distribution Ltd (collectively, "Granville Island"). Beginning in the fourth quarter of 2009, Granville Island was classified as a VIE and was consolidated by us as the primary beneficiary. Pursuant to the agreement entered into in 2009, we acquired 100% of the outstanding stock in the second quarter of 2010 and, as a result, Granville Island is no longer classified as a VIE. We continue to consolidate the results and financial position of Granville Island, and it is reported within our Canada segment. We have not presented pro forma information as the acquisition of Granville Island is not material to our financial position or results of operations.

Molson Coors Si'hai Brewing (China) Co., Ltd

        During the third quarter of 2010, we acquired a controlling 51% interest in MC-Si'hai, a joint venture with the previous owner of the Si'hai beer brand and production facilities, Hebei Si'hai Beer Company. We consolidate the results and financial position of MC-Si'hai, and it is reported within our MCI and Corporate segment. We have not presented pro forma information as the acquisition of MC-Si'hai is not material to our financial position or results of operations.

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

        The table below summarizes the income (loss) from discontinued operations, net of tax, presented on our consolidated statements of operations:

	For the years ended
	December 25, 2010	December 26, 2009	December 28, 2008
	(In millions)
Gain related to settlement of a portion of our indemnity liabilities to FEMSA (See "Note 20")	$42.6	$—	$—
Loss related to adjustment in legal reserves	(1.5)	—	—
Adjustments to indemnity liabilities due to changes in estimates, foreign exchange gains and losses, and accretion expense	(1.5)	(9.0)	(12.1)

Income (loss) from discontinued operations, net of tax	$39.6	$(9.0)	$(12.1)

        As of December 25, 2010 and December 26, 2009, included in current assets of discontinued operations on the balance sheet are $0.6 million and $9.9 million of deferred tax assets associated with these indemnity liabilities, respectively. Current liabilities of discontinued operations include current legal reserves of $4.4 million and $2.9 million as of December 25, 2010 and December 26, 2009, respectively, and current tax liabilities of $9.9 million as of December 26, 2009.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Other Income and Expense

	For the years ended
	December 25, 2010	December 26, 2009	December 28, 2008
	(In millions)
Gain (loss) from Foster's swap and related financial instruments(1)	$47.9	$0.7	$(4.4)
Gain (loss) from foreign exchange and derivatives	(3.4)	5.4	(3.0)
Gain on disposals of non-operating long-lived assets	—	—	1.7
Gain on sale of Montréal Canadiens	—	46.0	—
Equity income (loss) of unconsolidated affiliates, other than MillerCoors, net	—	(1.2)	3.1
Environmental reserve	0.2	(1.5)	(4.4)
Asset impairments of non-operating assets	—	—	(0.2)
Loss on non-operating leases	(1.0)	(3.6)	(2.4)
Other, net	0.2	3.6	1.2

Other income (expense), net	$43.9	$49.4	$(8.4)

(1)
During the third quarter of 2008, we entered into a cash settled total return swap with Deutsche Bank in order to gain an economic interest exposure to Foster's Group Limited's ("Foster's") stock (ASX:FGL) (see Note 18, "Derivative Instruments and Hedging Activities"). During the third quarter of 2010, we accelerated the maturity dates of our total return swaps related to Foster's stock, and the majority of these swaps were settled prior to year end. Simultaneously, we entered into a series of option contracts to limit our exposure to future changes in Foster's stock price, effectively fixing a range of settlement values for our remaining open swap positions. The remaining total return swaps and related options matured in January of 2011.

7. Income Tax

        The pre-tax income on which the provision for income taxes was computed is as follows:

	For the years ended
	December 25, 2010	December 26, 2009	December 28, 2008
	(In millions)
Domestic	$779.3	$477.1	$372.7
Foreign	29.7	240.4	126.7

Total	$809.0	$717.5	$499.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Tax (Continued)

        Income tax expense (benefit) includes the following current and deferred provisions:

	For the years ended
	December 25, 2010	December 26, 2009	December 28, 2008
	(In millions)
Current:
Federal	$7.5	$(51.3)	$(8.1)
State	24.6	9.6	0.4
Foreign	38.7	(100.8)	25.5

Total current tax expense (benefit)	$70.8	$(142.5)	$17.8

Deferred:
Federal	$86.9	$87.0	$60.2
State	5.2	14.7	15.4
Foreign	(24.2)	26.1	3.0

Total deferred tax expense (benefit)	$67.9	$127.8	$78.6

Total income tax expense (benefit) from continuing operations	$138.7	$(14.7)	$96.4

        Our income tax expense varies from the amount expected by applying the statutory federal corporate tax rate to income as follows:

	For the years ended
	December 25, 2010	December 26, 2009	December 28, 2008
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	2.0%	2.0%	1.3%
Effect of foreign tax rates	(20.2)%	(21.7)%	(21.1)%
Effect of foreign tax law and rate changes	0.7%	(2.7)%	—
Effect of unrecognized tax benefits	0.8%	(18.8)%	(1.8)%
Effect of MillerCoors one-time costs	—	—	3.3%
Other, net	(1.2)%	4.2%	2.6%

Effective tax rate	17.1%	(2.0)%	19.3%

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Tax (Continued)

        Our deferred taxes are composed of the following:

	As of
	December 25, 2010	December 26, 2009
	(In millions)
Current deferred tax assets:
Compensation related obligations	$0.6	$0.8
Accrued liabilities and other	46.5	42.4
Tax credit carryforward	5.4	21.1
Other	0.2	—

Total current deferred tax assets	52.7	64.3

Current deferred tax liabilities:
Partnership investments	259.3	217.7
Balance sheet reserves and accruals	13.0	13.1
Other	—	0.6

Total current deferred tax liabilities	272.3	231.4

Net current deferred tax assets(1)	—	—

Net current deferred tax liabilities(1)	$219.6	$167.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Tax (Continued)

	As of
	December 25, 2010	December 26, 2009
	(In millions)
Non-current deferred tax assets:
Compensation related obligations	$20.0	$12.2
Postretirement benefits	149.9	220.0
Foreign exchange losses	212.1	182.4
Convertible debt	1.3	1.4
Tax loss carryforwards	79.9	24.3
Intercompany financing	14.9	15.2
Partnership investments	23.0	14.5
Accrued liabilities and other	20.5	27.9
Valuation allowance	(39.0)	(19.6)

Total non-current deferred tax assets	482.6	478.3

Non-current deferred tax liabilities:
Fixed assets	119.8	120.8
Partnership investments	49.7	68.8
Intangibles	589.1	575.5
Other	2.5	3.3

Total non-current deferred tax liabilities	761.1	768.4

Net non-current deferred tax asset(1)	$—	$—

Net non-current deferred tax liability(1)	$278.5	$290.1

(1)
Our net deferred tax assets and liabilities are presented and composed of the following:

	As of
	December 25, 2010	December 26, 2009
	(In millions)
Domestic net current deferred tax liabilities	$152.6	$88.9
Foreign net current deferred tax liabilities	67.0	78.2

Net current deferred tax liabilities	$219.6	$167.1

Domestic net non-current deferred tax assets	$188.2	$133.0
Foreign net non-current deferred tax assets	—	44.9
Foreign net non-current deferred tax liabilities	466.7	468.0

Net non-current deferred tax liabilities	$278.5	$290.1

        Our full year effective tax rate was approximately 17% in 2010, -2% in 2009, and 19% in 2008. Our effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to the impact of lower effective income tax rates applicable to our Canadian and U.K. businesses. Our 2009 effective tax rate was unusually low due to the favorable resolution of unrecognized tax positions during 2009, which reduced our effective tax rate by 18.8%.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Tax (Continued)

        The Company has U.S. federal and state net operating losses and foreign tax credit carryforwards. The tax effect of these attributes is $4.3 million at December 25, 2010, and $24.9 million at December 26, 2009, which will expire between 2011 and 2031. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As a result, The Company has established a valuation allowance in the amount of $1.0 million and $1.0 million at December 25, 2010, and December 26, 2009, respectively. In addition, the Company has Canadian federal and provincial net operating loss and capital loss carryforwards. The tax effect of these attributes is $72.2 million at December 25, 2010 and $11.1 million at December 26, 2009. The Canadian loss carryforwards will expire between 2013 and 2030. The Company believes, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized, and has established a valuation allowance in the amount of $1.8 million and $1.9 million at December 25, 2010 and December 26, 2009, respectively. In addition, the Company has U.K. capital loss carryforwards. The tax effect of these attributes was $8.7 million at December 25, 2010 and $9.4 million at December 26, 2009. The U.K. capital loss carryforwards do not expire.

        Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. As of December 26, 2009, we had $71.5 million of unrecognized tax benefits. Since December 26, 2009, unrecognized tax benefits increased by $12.6 million. This increase represents the net of increases due to fluctuation in foreign exchange rates, additional unrecognized tax benefits, accrued penalties, and interest accrued for the current year, and decreases primarily due to tax years closing or being effectively settled and payments made to tax authorities with regard to unrecognized tax benefits during 2010, resulting in total unrecognized tax benefits of $84.1 million as of December 25, 2010. If recognized, the full amount of the unrecognized tax benefits would affect the effective tax rate as of December 25, 2010 compared with $71.5 million as of December 26, 2009. During 2011, the Company does not expect any significant increases or decreases to unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Anticipated interest and penalty payments of $8.4 million and $5.8 million were accrued in unrecognized tax benefits as of December 25, 2010 and December 26, 2009, respectively. We recognized an income tax expense of $2.6 million and income tax benefit of $29.3 million for the net increase and net reduction of interest and penalties on unrecognized tax benefits as of December 25, 2010 and December 26, 2009, respectively.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Tax (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the years ended
	December 25, 2010	December 26, 2009	December 28, 2008
	(In millions)
Balance at beginning of year	$72.3	$206.1	$269.4
Additions for tax positions related to the current year	6.9	26.0	20.8
Additions for tax positions of prior years	6.5	1.8	8.9
Reductions for tax positions of prior years	(1.0)	(74.1)	(38.8)
Settlements	(0.8)	(11.4)	(4.8)
Release due to statute expiration	(1.6)	(92.1)	(4.2)
Foreign currency adjustment	2.6	16.0	(45.2)

Balance at end of year	$84.9	$72.3	$206.1

        We file income tax returns in most of the federal, state, and provincial jurisdictions in the U.S., U.K., and Canada. Tax years through 2006 are closed, while exam years 2007 and 2008 have been effectively settled and only remain open pending finalization of an Advanced Pricing Agreement ("APA"). Tax years through fiscal year ended February 8, 2005 are closed or have been effectively settled through examination in Canada. Tax years through 2007 are closed or have been effectively settled through examination in the U.K.

        We have elected to treat our portion of all foreign subsidiary earnings through December 25, 2010 as permanently reinvested under the accounting guidance and accordingly, have not provided any U.S. federal or state tax thereon. As of December 25, 2010, approximately $965 million of retained earnings attributable to foreign subsidiaries was considered to be indefinitely invested. The Company's intention is to reinvest the earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. However, the Company believes that U.S. foreign tax credits would largely eliminate any U.S. taxes and offset any foreign withholding taxes due on remittance.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Unusual or Infrequent Items

        We have incurred charges or gains that we do not believe to be indicative of our core operations. As such, we have separately classified these costs as special items.

Summary of Special Items

	For the years ended
	December 25, 2010	December 26, 2009	December 28, 2008
	(In millions)
Canada—Restructuring, exit and other related costs associated with the Edmonton and Montreal breweries(1)	$1.0	$7.6	$10.9
Canada—Ontario Retiree Pension incentive(2)	3.2	—	—
Canada—Software abandonment(3)	12.8	—	—
Canada—Pension curtailment(4)	—	5.3	—
U.S.—MillerCoors joint venture associated costs(5)	—	—	37.9
U.S.—Impairment of Molson brands intangible asset(6)	—	—	50.6
U.S.—Impairments of fixed assets(7)	—	—	2.6
U.S.—Gain on sale of distribution businesses(8)	—	—	(21.8)
U.K.—Non-income-related tax reserve(9)	—	10.4	—
U.K.—Restructuring charges and related exit costs(10)	2.6	2.8	8.6
U.K.- Pension curtailment gain(11)	—	—	(10.4)
U.K.—Other, net	0.5	—	—
U.K.—Costs associated with Cobra Beer partnership(12)	—	5.7	—
U.K.—Gain on sale of non-core business(13)	—	—	(2.7)
MCI and Corporate—Costs associated with the MillerCoors joint venture(14)	—	—	28.8
MCI and Corporate—Costs associated with outsourcing and other strategic initiatives	1.2	0.9	29.4

Total special items	$21.3	$32.7	$133.9

(1)
During the 2010, 2009 and 2008, the Canada segment recognized expenses for restructuring costs associated with the employee terminations and impairment of assets at the Montreal and Edmonton breweries.

(2)
During 2010, the Canada segment recognized special termination benefits related to changes to defined benefit pension plans (see Note 16, "Employee Retirement Plans").

(3)
During 2010, a capital asset write-off and associated costs were recorded related to the abandonment of sales support software, which had been under development, as a result of a change in strategic direction relative to the use of the software.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Unusual or Infrequent Items (Continued)

(4)
During 2009, the Canada segment recognized a pension curtailment loss and restructuring costs associated with employee terminations at the Montreal brewery driven by MillerCoors' decision to produce Blue Moon products at its breweries in the U.S.

(5)
During the first six months of 2008, prior to the formation of MillerCoors, the U.S. segment incurred a number of special charges, including employee retention and incremental bonus costs and integration planning costs related to the formation of MillerCoors.

(6)
During 2008, the U.S. segment recorded an intangible asset impairment charge related to the decline in value of Molson brands sold in the U.S.

(7)
During 2008, the U.S. segment recognized impairments on certain brewing assets.

(8)
During 2008, the U.S. segment realized gains on the sale of two beer distribution businesses in Colorado.

(9)
During 2009, the U.K. segment established a non-income-related tax reserve. Our current estimates indicate a range of possible loss relative to this reserve of $0 to $22.3 million, inclusive of potential penalties and interest.

(10)
During 2010, the U.K. segment recognized employee termination costs primarily related to supply chain restructuring activity resulting from on-going company-wide efforts to increase efficiency throughout the segment. During 2009 and 2008, the U.K. segment recognized employee termination costs related to supply chain restructuring activity and company-wide efforts to increase efficiency in certain finance, information technology and human resource activities by outsourcing portions of those functions.

(11)
During 2008, the U.K. segment recognized a pension curtailment gain associated with the cessation of employee service credit to its defined benefit pension plan (see Note 16, "Employee Retirement Plans").

(12)
During 2008, the U.K. segment realized a gain on the sale of a non-core business.

(13)
During 2008, the Corporate group incurred deal costs and integration planning costs associated with the formation of MillerCoors.

(14)
During 2008, the Corporate group recognized transition costs paid to our third-party vendor associated with the start-up of our outsourced administrative functions. In January 2008, we signed a contract with a third-party service provider to outsource a significant portion of our general and administrative back-office functions in all of our operating segments and the corporate office. This outsourcing initiative was a key component of our Resources for Growth cost reduction program.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Unusual or Infrequent Items (Continued)

        The table below summarizes the activity in the restructuring accruals by segment:

	Canada	U.S.	U.K.
	Severance and other employee-related costs	Severance and other employee-related costs	Severance and other employee-related costs
	(In millions)
Balance at December 30, 2007	$4.2	$2.6	$2.5
Charges incurred	1.8	(0.1)	8.6
Payments made	(4.1)	(2.5)	(7.9)
Foreign currency and other adjustments	(0.5)	—	(1.1)

Balance at December 28, 2008	$1.4	$—	$2.1
Charges incurred	3.0	—	6.0
Payments made	(4.0)	—	(6.1)
Foreign currency and other adjustments	0.2	—	0.3

Balance at December 26, 2009	$0.6	$—	$2.3
Charges incurred	0.1	—	2.6
Payments made	(0.5)	—	(2.6)
Foreign currency and other adjustments	—	—	(0.1)

Balance at December 25, 2010	$0.2	$—	$2.2

9. Stockholders' Equity

        Changes to the number of shares of capital stock issued were as follows:

	Common stock issued		Exchangeable shares issued
	Class A	Class B	Class A	Class B
	(Share amounts in millions)
Balances at December 30, 2007	2.7	149.6	3.3	25.1
Shares issued under equity compensation plans	—	3.1	—	—
Shares exchanged for common stock	—	4.4	(0.1)	(4.2)

Balances at December 28, 2008	2.7	157.1	3.2	20.9
Shares issued under equity compensation plans	—	1.5	—	—
Shares exchanged for common stock	(0.1)	0.8	—	(0.7)

Balances at December 26, 2009	2.6	159.4	3.2	20.2
Shares issued under equity compensation plans	—	1.4	—	—
Shares exchanged for common stock	—	1.2	(0.2)	(1.0)

Balances at December 25, 2010	2.6	162.0	3.0	19.2

Preferred Stock

        At December 25, 2010 and December 26, 2009, 25.0 million shares of no par value preferred stock were authorized but not issued.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

Class A and Class B Common Stock

Dividend Rights

        Subject to the rights of the holders of any series of preferred stock, holders of our Class A common stock ("Class A common stock") are entitled to receive, from legally available funds, dividends when and as declared by the Board of Directors of Molson Coors, except that so long as any shares of our Class B common stock ("Class B common stock") are outstanding, no dividend will be declared or paid on the Class A common stock unless at the same time a dividend in an amount per share (or number per share, in the case of a dividend paid in the form of shares) equal to the dividend declared or paid on the Class A common stock is declared or paid on the Class B common stock.

Voting Rights

        Except in limited circumstances, including the right of the holders of the Class B common stock and our special Class B voting stock (through which holders of Class B exchangeable shares vote) voting together as a single class to elect three directors to the Molson Coors Board of Directors, the right to vote for all purposes is vested exclusively in the holders of the Class A common stock and our special Class A voting stock, voting together as a single class. The holders of Class A common stock are entitled to one vote for each share held, without the right to cumulate votes for the election of directors.

        An affirmative vote of a majority of the votes entitled to be cast by the holders of the Class A common stock and special Class A voting stock (through which holders of Class A exchangeable shares vote), voting together as a single class, is required prior to the taking of certain actions, including:

  •
  the issuance of any shares of Class A common stock or securities convertible into Class A common stock (other than upon the conversion of Class B common stock under circumstances provided in the Restated Certificate of Incorporation ("Certificate of Incorporation") or the exchange or redemption of Class A exchangeable shares in accordance with the terms of those exchangeable shares) or securities (other than Class B common stock) convertible into or exercisable for Class A common stock;

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

        Pentland Securities (1981) Inc. (the "Pentland Trust") and Adolph Coors, Jr. Trust (the "Coors Trust"), which together control more than 90% of the Company's Class A common stock and Class A exchangeable shares, have voting trust agreements through which they have combined their voting power over the shares of our Class A common stock and the Class A exchangeable shares that they own. However, in the event that these two stockholders do not agree to vote in favor of a matter submitted to a stockholder vote (other than the election of directors), the voting trustees will be required to vote all of the Class A common stock and Class A exchangeable shares deposited in the voting trusts against the matter. There is no other mechanism in the voting trust agreements to resolve a potential deadlock between these stockholders.

        The Certificate of Incorporation provides the holders of Class B common stock and special Class B voting stock, voting together as a single class, the right to elect three directors to the Molson Coors Board of Directors. In addition, the holders of Class B common stock and special Class B voting stock, voting together as a single class, have the right to vote on specified transactional matters. The holders of Class B common stock are entitled to one vote for each share held with respect to each matter on which holders of the Class B common stock are entitled to vote, without the right to cumulate votes for the election of directors.

Rights Upon Dissolution or Wind Up

        If Molson Coors liquidates, dissolves or winds up its affairs, the holders of Class A common stock, together with the holders of the Class B common stock, would be entitled to receive, after Molson Coors' creditors have been paid and the holders of any then outstanding series of preferred stock have received their liquidation preferences, all of the remaining assets of Molson Coors in proportion to their share holdings. Holders of Class A and Class B common stock do not have pre-emptive rights to acquire any securities of Molson Coors. The outstanding shares of Class A and Class B common stock are fully paid and non-assessable.

Conversion Rights

        The Certificate of Incorporation provides for the right of holders of Class A common stock to convert their stock into Class B common stock on a one-for-one basis at any time.

Exchangeable Shares

        The Class A exchangeable shares and Class B exchangeable shares were issued by Molson Coors Canada Inc. ("MCCI") a wholly-owned subsidiary. The exchangeable shares are substantially the economic equivalent of the corresponding shares of Class A and Class B common stock that a Molson shareholder would have received in the Merger if the holder had elected to receive shares of Molson Coors common stock. Holders of exchangeable shares also receive, through a voting trust, the benefit of Molson Coors voting rights, entitling the holder to one vote on the same basis and in the same circumstances as one corresponding share of Molson Coors common stock.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Earnings Per Share (Continued)

        The following summarizes the effect of dilutive securities on diluted EPS:

	For the years ended
	December 25, 2010	December 26, 2009	December 28, 2008
	(In millions, except per share amounts)
Net income attributable to MCBC	$707.7	$720.4	$378.7

Weighted average shares for basic EPS	185.9	184.4	182.6
Effect of dilutive securities:
Options, LOSARs and SOSARs	0.9	1.0	1.8
RSUs, PUs and DSUs	0.5	0.5	1.1

Weighted average shares for diluted EPS	187.3	185.9	185.5

Basic income (loss) per share:
From continuing operations	$3.59	$3.96	$2.14
From discontinued operations	0.21	(0.05)	(0.07)

Basic income per share	$3.80	$3.91	$2.07

Diluted income (loss) per share:
From continuing operations	$3.57	$3.92	$2.11
From discontinued operations	0.21	(0.05)	(0.07)

Diluted income per share	$3.78	$3.87	$2.04

Dividends declared and paid per share	$1.08	$0.92	$0.76

        Our calculation of weighted average shares includes Class A common stock and Class B common stock, and Class A exchangeable shares and Class B exchangeable shares. All classes of stock have in effect the same dividend rights and share equitably in undistributed earnings. Holders of Class A common stock receive dividends only to the extent dividends are declared and paid to holders of Class B common stock. See Note 9, "Stockholders' Equity," for further discussion of the features of the Class A common stock and Class B common stock and Class A exchangeable shares and Class B exchangeable shares.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Earnings Per Share (Continued)

        The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on earnings per share for the following periods:

	For the years ended
	December 25, 2010	December 26, 2009	December 28, 2008
	(In millions)
Options, SOSARs and RSUs(1)	0.7	0.6	0.3
Shares issuable upon assumed conversion of the 2.5% Convertible Senior Notes to issue Class B common shares(2)	10.5	10.5	10.5
Warrants to issue Class B common shares(2)	10.5	10.5	10.5

	21.7	21.6	21.3

(1)
Exercise prices exceed the average market price of the common shares or are anti-dilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method. See Note 14, "Share-Based Payments," for further discussion of these items.

(2)
As discussed in Note 13, "Debt," we issued $575 million of senior convertible notes in June 2007. The impact of a net share settlement of the conversion amount at maturity will begin to dilute earnings per share when our stock price reaches $54.01. The impact of stock that could be issued to settle share obligations we could have under the warrants we issued simultaneously with the convertible notes issuance will begin to dilute earnings per share when our stock price reaches $68.78. The potential receipt of MCBC stock from counterparties under our purchased call options when and if our stock price is between $54.01 and $68.78 would be anti-dilutive and excluded from any calculations of earnings per share.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Properties

        The cost of properties and related accumulated depreciation and amortization consists of the following:

	As of
	December 25, 2010	December 26, 2009
	(In millions)
Land and improvements	$102.0	$105.7
Buildings and improvements	341.8	324.9
Machinery and equipment	1,243.9	1,207.7
Returnable containers	202.2	215.2
Furniture and fixtures	309.2	292.3
Software	47.9	42.2
Natural resource properties	3.0	3.0
Construction in progress	65.2	44.4

Total properties cost	2,315.2	2,235.4
Less accumulated depreciation and amortization	(926.5)	(888.0)

Net properties	$1,388.7	$1,347.4

        Depreciation expense was $159.6 million, $167.5 million and $251.0 million for fiscal years 2010, 2009, and 2008, respectively. We estimate that the loss, breakage and deterioration of our returnable containers (including returnable bottles, kegs and pallets) is comparable to the depreciation calculated on an estimated useful life of approximately 15 years for returnable kegs, 4 years for returnable bottles and 2 years for pallets. Loss and breakage expense, included in the depreciation expense amounts noted above, was $31.2 million, $30.3 million and $21.5 million for fiscal years 2010, 2009 and 2008, respectively, and is classified within Cost of goods sold in the Consolidated Statements of Operations. The expense recognition policy for including loss and breakage expense within Cost of goods sold has been applied consistently before and after the Balance Sheet classification change discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" under the sub-heading, "Properties".

        We own and maintain the dispensing equipment in on-premise retail outlets. Dispensing equipment that transfers the beer from the keg in the cellar to the glass is capitalized at cost upon installation and depreciated on a straight-line basis over lives of up to 7 years, depending on the nature and usage of the equipment. Labor and materials used to install dispensing equipment are capitalized and depreciated over 2 years. Dispensing equipment awaiting installation is held in inventory and valued at the lower of cost or market. Ordinary repairs and maintenance are expensed as incurred.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Properties (Continued)

        The following table details the ranges of the useful economic lives assigned to depreciable property, plant and equipment for the periods presented:

Useful Economic Lives as of December 25, 2010
Buildings and improvements	20 - 40 years
Machinery and equipment	3 - 25 years
Furniture and fixtures	3 - 10 years
Returnable containers	2 - 15 years

12. Goodwill and Intangible Assets

        The following summarizes the changes in goodwill:

	As of
	December 25, 2010	December 26, 2009
	(In millions)
Balance at beginning of year	$1,475.0	$1,298.0
Foreign currency translation	5.2	164.0
Business acquisitions	8.6	13.0
Other	0.3	—

Balance at end of year	$1,489.1	$1,475.0

        Goodwill was allocated between our segments as follows:

	As of
	December 25, 2010	December 26, 2009
	(In millions)
Canada	$748.6	$720.7
United Kingdom	731.4	754.3
MCI and Corporate	9.1	—

Consolidated	$1,489.1	$1,475.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Goodwill and Intangible Assets (Continued)

        The following table presents details of our intangible assets, other than goodwill, as of December 25, 2010:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$297.3	$(159.6)	$137.7
Distribution rights	2 - 23	345.8	(221.6)	124.2
Patents and technology and distribution channels	3 - 10	34.6	(25.5)	9.1
Land use rights and other	2 - 42	6.2	(0.1)	6.1
Intangible assets not subject to amortization:
Brands	Indefinite	3,359.2	—	3,359.2
Distribution networks	Indefinite	1,003.3	—	1,003.3
Other	Indefinite	15.5	—	15.5

Total		$5,061.9	$(406.8)	$4,655.1

        The following table presents details of our intangible assets, other than goodwill, as of December 26, 2009:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$293.5	$(140.1)	$153.4
Distribution rights	2 - 23	334.4	(194.3)	140.1
Patents and technology and distribution channels	3 - 10	35.8	(22.4)	13.4
Intangible assets not subject to amortization:
Brands	Indefinite	3,248.8	—	3,248.8
Distribution networks	Indefinite	963.5	—	963.5
Other	Indefinite	15.5	—	15.5

Total		$4,891.5	$(356.8)	$4,534.7

        The change in the gross carrying amounts of intangibles from December 26, 2009 to December 25, 2010, is primarily due to the impact of foreign exchange rate fluctuations, as a significant amount of intangibles are denominated in foreign currencies. The gross carrying value was also impacted by the 51% purchase of MC-Si'hai in 2010.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Goodwill and Intangible Assets (Continued)

        Based on foreign exchange rates as of December 25, 2010, the estimated future amortization expense of intangible assets is as follows:

Fiscal Year	Amount
(In millions)
2011	$38.4
2012	$34.7
2013	$33.6
2014	$33.6
2015	$31.0

        Amortization expense of intangible assets was $42.7 million, $40.5 million, and $43.3 million for the years ended December 25, 2010, December 26, 2009, and December 28, 2008, respectively.

        We are required to perform goodwill and indefinite-lived intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. We completed the required annual impairment testing during the third quarter of 2010 and determined that there were no impairments of goodwill or other indefinite-live intangible assets. No impairment losses were included in the goodwill balances as of December 25, 2010 or December 26, 2009.

13. Debt

        Our total long-term borrowings as of December 25, 2010 and December 26, 2009, were composed of the following:

	As of
	December 25, 2010	December 26, 2009
	(In millions)
Senior notes:
$850 million 6.375% notes due 2012(1)	$44.6	$44.6
$300 million 4.85% notes due 2010(2)	—	300.0
CAD 900 million 5.0% notes due 2015(2)	892.6	857.2
$575 million 2.5% convertible notes due 2013(3)	575.0	575.0
CAD 500 million 3.95% Series A notes due 2017(4)	495.9	—
Credit facility(5)	—	—
Less: unamortized debt discounts and other	(48.5)	(63.8)

Total long-term debt (including current portion)	1,959.6	1,713.0
Less: current portion of long-term debt	—	(300.3)

Total long-term debt	$1,959.6	$1,412.7

Total fair value	$2,137.6	$1,913.6

(1)
On May 7, 2002, CBC completed a private placement of $850 million of 6.375% senior notes, due 2012, with interest payable semi-annually. The notes are unsecured, are not subject to any sinking fund provision and include a redemption provision if the notes are retired before their scheduled maturity. The redemption price is equal to the greater of (1) 100% of the principal amount of the

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Debt (Continued)

  notes plus accrued and unpaid interest and (2) the present value of the principal amount of the notes and interest to be redeemed. Net proceeds from the sale of the notes, after deducting estimated expenses and underwriting fees, were approximately $841 million. The notes were subsequently exchanged for publicly registered notes with the same terms. On July 11, 2007, we repurchased $625 million aggregate principal amount of those notes. On February 7, 2008, we announced a tender for repurchase of any and all of the remaining principal amount of $225 million, with the tender period running through February 14, 2008. The net costs of $12.4 million related to this extinguishment of debt and termination of related interest rate swaps was recorded in the first quarter of 2008. The amount actually repurchased was $180.4 million with $45.0 million outstanding as of December 25, 2010, which, in addition to the remaining principal amount of $44.6 million, also includes a liability of $0.4 million related to interest rate swaps transacted around this debt issuance in 2002, but were cash settled in 2008 in conjunction with the tender offer. This remaining balance relates to the outstanding principal amount and is being amortized over the remaining term of this debt.

(2)
On September 22, 2005, Molson Coors Capital Finance ULC, a Nova Scotia entity, and Molson Coors International, LP, a Delaware partnership, both wholly owned subsidiaries of MCBC, issued 10-year and 5-year private placement debt securities totaling CAD 900 million in Canada and $300 million in the United States, bearing interest at 5.0% and at 4.85%, respectively paid semi-annually. Both offerings are guaranteed by MCBC, and certain of our U.S. and Canadian subsidiaries. The securities have certain restrictions on secured borrowing, sale-leaseback transactions and the sale of assets, all of which we were in compliance at December 25, 2010 and December 26, 2009. For the U.S. issue, these securities matured on September 22, 2010. As such, during the third quarter of 2010, we repaid the $300 million notes. For the Canadian issue, these securities will mature on September 22, 2015. The CAD 900 million notes and the $300 million notes were subsequently exchanged for publicly registered notes with the same terms.

(3)
On June 15, 2007, MCBC issued in a public offering $575 million of 2.5% Convertible Senior Notes (the "Notes") payable semi-annually in arrears. The Notes are the Company's senior unsecured obligations and rank equal in rights of payment with all of the Company's other senior unsecured debt and senior to all of the Company's future subordinated debt. The Notes are guaranteed by MCBC and certain of our U.S. and Canadian subsidiaries. The Notes mature on July 30, 2013, unless earlier converted or terminated, subject to certain conditions, as noted below. The Notes contain certain customary anti-dilution and make-whole provisions to protect holders of the Notes as defined in the Indenture.

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

13. Debt (Continued)

  •
  if we make certain significant distributions to holders of our Class B common stock, we enter into specified corporate transactions or our Class B common stock ceases to be approved for listing on the New York Stock Exchange and is not listed for trading purposes on a U.S. national securities exchange.

  After January 30, 2013, holders may surrender their Notes for conversion any time prior to the close of business on the business day immediately preceding the maturity date regardless of whether any of the conditions listed above have been satisfied. Upon conversion of the Notes, holders of the Notes will receive the par value amount of each note in cash and the shares of our Class B common stock (subject to our right to deliver cash in lieu of all or a portion of those shares) in satisfaction of the conversion feature if, on the day of conversion, the MCBC stock price exceeds the conversion price. The original conversion price for each $1,000 aggregate principal amount of notes was $54.76 per share of our Class B common stock, which represented a 25% premium above the stock price on the day of the issuance of the Notes and corresponded to the initial conversion ratio of 18.263 shares per each $1,000 aggregate principal amount of notes. The conversion ratio and conversion price are subject to adjustments for certain events and provisions, as defined in the Indenture. As of August 26, 2010 our conversion price and ratio are $54.01 and 18.5154 shares respectively. If, upon conversion, the MCBC stock price is below the conversion price, adjusted as necessary, a cash payment for the par value amount of the Notes will be made. As of December 25, 2010, the convertible debt's if-converted value did not exceed the principal.

  We initially accounted for the Notes pursuant to guidance pertaining to convertible bonds with issuer option to settle for cash upon conversion, that is, we did not separate and assign values to the conversion feature of the Notes but rather accounted for the entire agreement as one debt instrument as the conversion feature met the requirements of guidance pertaining to accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock. Due to new guidance effective in 2009, the amounts in the table above have been reduced by the unamortized discount related to our convertible debt in the amounts of $46.3 million and $63.3 million for the years ended December 25, 2010 and December 26, 2009, respectively. The remaining $2.2 million and $0.5 million as of December 25, 2010 and December 26, 2009, respectively, relates to unamortized debt premiums, discounts and other on the additional debt balances.

  As noted in Note 2, "New Accounting Pronouncements," the Company retrospectively adopted authoritative guidance related to accounting for convertible debt instruments, impacting historical accounting for the Notes. Considering interest rates applicable at the time of the issuance of the Notes, we determined that the historical liability and equity components would have been valued using an effective 6.08% interest rate. As such, the amount allocated to the long-term debt at that date was $471.1 million, and the pretax amount allocated to equity was $103.9 million ($64.2 million net of tax). The retrospective adoption increased non-cash interest expense by $15.8 million for the year ended December 28, 2008 as the Company accreted the discounted debt to its face value. During the years ended December 25, 2010 and December 26, 2009, we incurred additional non-cash interest expense of $16.9 million and $16.4 million, respectively. The additional non-cash interest expense impact (net of tax) to net income per share was a decrease of $0.06, $0.06 and $0.05 for the years ended December 25, 2010, December 26, 2009, and December 28, 2008, respectively. We also incurred interest expense related to the 2.5% coupon rate of $14.3 million, $14.4 million, and $14.4 million for the years ended December 25, 2010,

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Debt (Continued)

  December 26, 2009, and December 28, 2008, respectively. The combination of non-cash and cash interest resulted in an effective interest rate of 5.9%, 6.01% and 6.10% for the years ended December 25, 2010, December 26, 2009 and December 28, 2008, respectively. We expect to also record additional non-cash interest expense representing the amortization of the debt discount on the Notes in 2011 through 2013 of approximately $17 million to $18 million annually, thereby increasing the carrying value of the long-term debt to its $575 million face value at maturity in July 2013.

  In connection with the issuance of the Notes, we incurred approximately $10.2 million of deferred debt issuance costs which will be amortized as interest expense over the life of the Notes.

  Convertible Note Hedge and Warrants:

  In connection with the issuance of the Notes, we entered into a privately negotiated convertible note hedge transaction. The convertible note hedge (the "purchased call options") will cover up to approximately 10.5 million shares of our Class B common stock. The purchased call options, if exercised by us, require the counterparty to deliver to us shares of Class B common stock adequate to meet our net share settlement obligations under the Notes and are expected to reduce the potential dilution to our Class B common stock to be issued upon conversion of the Notes, if any. Separately and concurrently, we also entered into warrant transactions with respect to our Class B common stock pursuant to which we may be required to issue to the counterparty up to approximately 10.5 million shares of our Class B common stock. The warrant price is $70.09 which represents a 60% premium above the stock price on the date of the warrant transaction. The warrants expire on February 20, 2014.

  We used approximately $50 million of the net proceeds from the issuance of the Notes, to pay for the cost of the purchased call options, partially offset by the proceeds to us from the warrant transaction. The net cost of these transactions, net of tax, was recorded in the Stockholders' Equity section of the balance sheet.

  The purchased call options and warrants are separate transactions entered into by the Company, and they are not part of the terms of the Notes and do not affect the holders' rights under the Notes.

(4)
During the fourth quarter of 2010, our wholly owned subsidiary, Molson Coors International LP, completed a 7-year CAD 500 million 3.95% fixed rate Series A Notes private placement in Canada. These notes resulted in net proceeds of CAD 496.6 million after underwriting fees and being issued at a discount of CAD 1.6 million. The Series A Notes will mature on October 6, 2017. The notes are guaranteed by MCBC and certain U.S. and Canadian subsidiaries of the Company and rank equally with the Company's other outstanding notes and credit facility.

(5)
We maintain a $750 million revolving multicurrency bank credit facility, which expires in August 2011. Amounts drawn against the credit facility accrue interest at variable rates, which are based upon LIBOR or the Canadian Dealer Offered Rate ("CDOR"), plus a spread based upon our long-term bond rating and facility utilization. There were no outstanding borrowings on this credit facility as of December 25, 2010.

        Our total short-term borrowings facilities consist of a $20.0 million line of credit with a borrowing rate of USD LIBOR +1.5%, an overdraft facility of CAD 30.0 million at either USD Prime or CAD

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Debt (Continued)

Prime depending on the borrowing currency, a line of credit for GBP 10.0 million and an overdraft facility for GBP 10.0 million, both at GBP LIBOR +1.5%, and a line of credit for Japanese Yen 1.0 billion, of which 275.0 million is committed under an outstanding letter of credit, at a base rate of less than 1.0%. As of December 25, 2010 and December 26, 2009, we have no borrowings under any of these facilities. See Note 20, "Commitments and Contingencies" for discussion related to letters of credit.

        Additionally, in the fourth quarter of 2010, MC-Si'hai opened a short-term borrowing facility for Chinese Renminbi ("RMB") 7.0 million. As of December 25, 2010, the outstanding balance of this borrowing was RMB 7.0 million ($1.1 million).

        As of December 25, 2010, the aggregate principal debt maturities of long-term debt and short-term borrowings for the next five fiscal years are as follows:

Amount
(In millions)
2011	$1.1
2012	44.6
2013	575.0
2014	—
2015	892.6
Thereafter	495.9

Total	$2,009.2

        Under the terms of some of our debt facilities, we must comply with certain restrictions. These restrictions include restrictions on debt secured by certain types of mortgages, certain threshold percentages of secured consolidated net tangible assets, and restrictions on certain types of sale lease-back transactions. As of December 25, 2010, we were in compliance with all of these restrictions.

Interest

        Interest incurred, capitalized and expensed were as follows:

	For the years ended
	December 25, 2010	December 26, 2009	December 28, 2008
	(In millions)
Interest incurred(1)	$111.4	$99.3	$120.2
Interest capitalized	(1.2)	(2.7)	(1.1)

Interest expensed	$110.2	$96.6	$119.1

(1)
Interest incurred includes non-cash interest of $16.9 million, $16.4 million and $15.8 million for the years ended December 25, 2010, December 26, 2009 and December 28, 2008, respectively.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Share-Based Payments

        At December 25, 2010, we had three stock-based compensation plans.

The 1990 Equity Incentive Plan

        The 1990 Equity Incentive Plan ("EI Plan") generally provides for two types of grants for our employees: stock options and restricted stock awards. The stock options have a term of 10 years and one-third of the stock option award vests in each of the three successive years after the date of grant. There were no awards granted under the EI Plan in 2010, 2009, or 2008 and we are not expecting to grant any new awards under this plan.

Equity Compensation Plan for Non-Employee Directors

        The Equity Compensation Plan for Non-Employee Directors ("EC Plan") provides for awards of shares of Class B common stock or options for shares of Class B common stock. Awards vest after completion of the director's annual term. The compensation cost associated with the EC plan is amortized over the directors' term. There were no awards granted under the EC Plan in 2010, 2009, or 2008 and we are not expecting to grant any new awards under this plan.

Molson Coors Brewing Company Incentive Compensation Plan

        During 2010, 2009, and 2008, we issued the following awards related to shares of Class B common stock to certain directors, officers, and other eligible employees, pursuant to the Molson Coors Brewing Company Incentive Compensation Plan ("MCBC IC Plan"): restricted stock units ("RSU"), deferred stock units ("DSU"), performance units ("PU"), performance share units ("PSU"), stock options, and stock-only stock appreciation rights ("SOSAR").

        RSU awards are issued at the market value equal to the price of our stock at the date of the grant and vest over a period of three years. In 2010, 2009 and 2008, we granted 0.3 million, 0.2 million and 0.6 million RSUs with a weighted-average market value of $43.61, $42.07 and $56.43 each, respectively.

        DSU awards, under the Directors' Stock Plan pursuant to the MCBC IC Plan, are elections made by non-employee directors of MCBC that enable them to receive all or one-half of their annual cash retainer payments in our stock. The deferred stock unit awards are issued at the market value equal to the average day's price on the date of the grant. The DSUs are paid in shares of stock upon termination of service. Prior to issuance, DSUs have no voting or dividend rights. In 2010, 2009 and 2008, we granted a small number of DSUs with a weighted-average market value of $45.25, $42.82 and $50.38 per share, respectively.

        PUs are granted based on a target value established at the date of grant and vest upon completion of a service requirement. The payout value can range from zero to two times the target value based on achievement of specified adjusted earnings per share targets. Adjusted earnings per share is an internal measure calculated from our actual diluted earnings per share adjusted for special items and other significant benefits or charges as approved by the Company's compensation committee. The PU award value is calculated by multiplying the number of PUs granted by actual cumulative adjusted earnings per share over the specific performance period. The PU award value can be settled in cash or shares, or partly in cash and partly in shares, at the discretion of the Company. If settled in shares, it will be based on the closing Class B common stock price on the date of vesting. Prior to vesting, no shares are issued and PUs have no voting or dividend rights. We are unable to predict the vesting date share price

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Share-Based Payments (Continued)

and as a result, account for the PUs as liabilities, resulting in variable compensation expense until settled. The variability of compensation expense will arise primarily from changing estimates of adjusted earnings per share. Changes in the price of Class B common stock during the vesting period will not impact compensation expense but will impact the number of shares ultimately issued if the awards are settled in stock. Compensation expense is determined based upon the estimated fair value and recognized over the requisite service period of the grant once we have determined that achievement of the performance condition is probable. If in the future it becomes improbable that the performance condition will be met, previously recognized compensation cost will be reversed, and no compensation cost will be recognized. The service condition vesting periods range from one to three years. In 2010, we granted 0.7 million PUs, all of which were outstanding as of December 25, 2010. During the second quarter of 2009, we granted 2.4 million PUs. The aggregate intrinsic value of PUs outstanding at December 25, 2010 and December 26, 2009 was $20.6 million and $14.9 million, respectively. Total pre-tax compensation expense recognized for PUs for the years ended December 25, 2010 and December 26, 2009, totaled $7.4 million and $4.8 million, respectively. No PUs were granted in 2008.

        PSU awards are earned over the estimated expected term to achieve certain financial targets, which were established on March 16, 2006 at the time of the initial grant. As of March 30, 2008, these financial targets were achieved for all PSU awards outstanding. As a result of achieving these financial targets, we recognized the remaining $34.4 million expense before taxes in the first quarter of 2008 associated with the outstanding PSU awards. PSUs were granted at the market value of our stock on the date of the grant. In 2010 and 2009, we did not grant any of these shares under this plan. In 2008, a small number of these shares were granted under this plan at the weighted-average market value of $50.37 per share.

        Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Stock options have a term of 10 years and generally vest over three years. During 2010, we granted 0.7 million options with a weighted-average fair market value of $10.95 each. During 2009, we granted 0.7 million options with a weighted-average fair market value of $10.33 each. No options were granted in 2008.

        SOSARs were granted with an exercise price equal to the market value of a share of common stock on the date of grant. The SOSARs entitle the award recipient to receive shares of the Company's stock with a fair market value equal to the excess of the trading price over the exercise price of such shares on the date of the exercise. SOSARs have a term of ten years and generally vest over three years. No SOSARs were granted in 2010 or 2009. During 2008, we granted 0.6 million SOSARs with a weighted-average fair market value of $14.40.

        We record the fair value impact related to share-based compensation for our former employees, now employed by MillerCoors who hold previously granted MCBC share-based awards, on a quarterly basis. The additional mark-to-market cost is related to stock awards to be settled in Class B common stock. The mark-to-market share-based compensation expense before tax, related to MCBC equity awards, during the years ended December 25, 2010 and December 26, 2009 and six months ended December 28, 2008 was $2.6 million, $3.0 million and $3.1 million, respectively. These amounts are included in the table below.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Share-Based Payments (Continued)

        The following table summarizes components of the equity-based compensation recorded as expense:

	For the years ended
	December 25, 2010	December 26, 2009	December 28, 2008
	(In millions)
Options and SOSARs
Pre-tax compensation expense	$6.4	$5.9	$9.9
Tax benefit	(1.9)	(1.8)	(2.9)

After-tax compensation expense	4.5	4.1	7.0

RSUs and DSUs
Pre-tax compensation expense	16.2	15.1	14.9
Tax benefit	(4.6)	(4.1)	(4.4)

After-tax compensation expense	11.6	11.0	10.5

PUs and PSUs
Pre-tax compensation expense	7.4	4.8	34.2
Tax benefit	(2.1)	(1.2)	(9.9)

After-tax compensation expense	5.3	3.6	24.3

Total after-tax compensation expense	$21.4	$18.7	$41.8

        The mark-to-market stock option floor adjustment, which expired in the first quarter of 2010, relates to adjusting to the floor provided on the exercise price of stock options held by former Coors officers who left the Company under change in control agreements. As a result of the stock price exceeding the floor, no mark-to-market stock option floor adjustment was recognized in 2010, 2009 or 2008.

        Included in the restricted stock pre-tax compensation expense was the DSU amortization of $0.6 million, $0.6 million, and $0.5 million for the years ended December 25, 2010, December 26, 2009 and December 28, 2008, respectively.

        The summary of activity of unvested RSUs, DSUs and PUs during 2010 is presented below:

	RSUs and DSUs		PUs
	Units	Weighted-average grant date fair value	Units	Weighted-average grant date fair value
	(In millions, except per share amounts)
Non-vested as of December 26, 2009	0.9	$49.88	2.3	$6.50
Granted	0.3	$43.70	0.7	$11.91
Vested	(0.3)	$48.09	(0.7)	$3.04
Forfeited	—	$49.10	(0.1)	$8.94

Non-vested as of December 25, 2010	0.9	$48.62	2.2	$9.45

        The total fair values of RSUs, DSUs PUs and PSUs vested during 2010, 2009 and 2008 were $15.0 million, $11.4 million and $116.2 million, respectively.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Share-Based Payments (Continued)

        As of December 25, 2010, there was approximately $28.9 million of total unrecognized compensation cost from all share-based compensation arrangements granted under the plans, related to unvested shares. This compensation is expected to be recognized over a weighted-average period of approximately 1.4 years.

        The fair value of each option and SOSAR granted in 2010, 2009 and 2008 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended
	December 25, 2010	December 26, 2009	December 28, 2008
Risk-free interest rate	2.95%	2.46%	3.05%
Dividend yield	2.22%	2.28%	1.41%
Volatility range	27.2% - 29.5%	28.7% - 28.9%	25.3% - 26.8%
Weighted-average volatility	27.86%	28.88%	25.43%
Expected term (years)	5.0 - 7.0	5.0 - 7.0	3.5 - 7.0
Weighted-average fair market value(1)	$10.95	$10.33	$14.40

(1)
Value relates to options granted for the years ended December 25, 2010 and December 26, 2009 and SOSARs granted for the year ended December 28, 2008.

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

        Options and SOSARs outstanding at December 25, 2010, changes during 2010, and shares available for grant under all of our plans are presented below:

	Shares outstanding				Shares exercisable at year-end
	Shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value	Shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of December 26, 2009	7.4	$37.00	4.94	$64.0	6.2	$35.04	4.20	$62.3
Granted	0.7	$43.25
Exercised	(1.2)	$34.58
Forfeited	(0.1)	$47.64

Outstanding as of December 25, 2010	6.8	$37.92	4.89	$91.6	5.5	$36.41	4.02	$82.7

        The total intrinsic values of options exercised during 2010, 2009 and 2008 were $16.0 million, $22.9 million and $37.8 million, respectively. During 2010, cash received from stock options exercises was $38.5 million and the total tax benefit to be realized for the tax deductions from these option exercises was $3.9 million.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Share-Based Payments (Continued)

        As of December 25, 2010, there were 4.8 million shares of the Company's stock available for the issuance as option, SOSAR, RSU, DSU, PSU, and PU awards under the MCBC IC Plan.

15. Accumulated Other Comprehensive Income (Loss)

	MCBC shareholders
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and Postretirement Benefits adjustments	Equity Method Investments	Accumulated other comprehensive income (loss)	Noncontrolling interest
	(In millions)
As of December 30, 2007	1,404.8	1.7	(283.6)	—	1,122.9	(18.0)
Foreign currency translation adjustments	(1,265.0)	—	—	—	(1,265.0)	—
Unrealized gain on derivative instruments	—	70.4	—	—	70.4	—
Reclassification adjustment on derivative instruments	—	4.9	—	—	4.9	—
Pension and other other postretirement benefit adjustments	—	—	(339.1)	—	(339.1)	(10.4)
Contribution to MillerCoors	—	(31.3)	243.2		211.9	—
Ownership share of MillerCoors, other comprehensive income (loss)	—	—	—	(338.9)	(338.9)	—
Tax benefit (expense)	30.3	(10.4)	13.9	127.7	161.5	3.0

As of December 28, 2008	170.1	35.3	(365.6)	(211.2)	(371.4)	(25.4)
Foreign currency translation adjustments	468.3	—	—	—	468.3	—
Unrealized loss on derivative instruments	—	(42.3)	—	—	(42.3)	—
Reclassification adjustment on derivative instruments	—	(15.7)	—	—	(15.7)	—
Pension and other other postretirement benefit adjustments	—	—	(360.3)	—	(360.3)	—
Ownership share of MillerCoors, other comprehensive loss	—	—	—	143.8	143.8	—
Ownership share of other unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	(32.2)	(32.2)	—
Pension and other other postretirement benefit adjustments related to BRI deconsolidation	—	—	33.3	—	33.3	36.5
Tax benefit (expense)	146.4	18.7	87.0	(54.9)	197.2	(11.1)

As of December 26, 2009	$784.8	$(4.0)	$(605.6)	$(154.5)	$20.7	$—
Foreign currency translation adjustments	53.8	—	—	—	53.8	—
Unrealized loss on derivative instruments	—	(18.6)	—	—	(18.6)	—
Reclassification adjustment on derivative instruments	—	7.1	—	—	7.1	—
Pension and other other postretirement benefit adjustments	—	—	147.5	—	147.5	—
Ownership share of MillerCoors, other comprehensive loss	—	—	—	(52.8)	(52.8)	—
Ownership share of other unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	(39.2)	(39.2)	—
Tax benefit (expense)	67.7	3.9	(39.3)	20.3	52.6	—

As of December 25, 2010	$906.3	$(11.6)	$(497.4)	$(226.2)	$171.1	$—

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Accumulated Other Comprehensive Income (Loss) (Continued)

        The significant fluctuations to other comprehensive income due to foreign currency translation adjustments resulted from the strengthening of the CAD and weakening of the GBP during 2010, compared to the strengthening of both in 2009 and the weakening of both in 2008. We have significant levels of net assets denominated in these currencies due to our operations in those countries, and therefore other comprehensive income increases and/or decreases when those items are translated to our reporting currency, which is USD.

        The increase in other comprehensive income due to pension and other post retirement benefit adjustments is due to a decrease in our pension obligations in 2010, driven by increased contributions and improvements in pension asset values, while we had increases in pension obligations in 2009, driven by changes in discount rate and inflation assumptions. The decrease in other comprehensive income associated with our equity method investments in 2010 is related to our 42% share of the unrealized gains on MillerCoors derivative instruments and unrealized losses on pension obligations, along with changes to BRI and BDL pension obligations.

16. Employee Retirement Plans

        The Company maintains retirement plans in Canada, the U.K. and the U.S. Depending on the benefit program, we provide either defined benefit or defined contribution plans to our employees in Canada and the U.K. Each plan is managed locally and in accordance with respective local laws and regulations. All retirement plans for MCBC employees in the United States are defined contribution pension plans. MillerCoors maintains defined benefit pension plans as well; however, those plans are excluded from this disclosure because MillerCoors is not consolidated.

Defined Benefit Plans

Net Periodic Pension Cost

        The following represents our net periodic pension cost:

	For the year ended December 25, 2010
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Components of net periodic pension cost (benefit):
Service cost—benefits earned during the year	$17.4	$—	$—	$17.4
Interest cost on projected benefit obligation	71.8	0.4	116.1	188.3
Expected return on plan assets	(70.1)	—	(109.8)	(179.9)
Amortization of prior service cost	0.8	(0.1)	—	0.7
Amortization of net actuarial loss	1.3	—	12.3	13.6
Special termination benefits	1.8	—	—	1.8
Less expected participant and National Insurance contributions	(2.0)	—	—	(2.0)

Net periodic pension cost (benefit)	$21.0	$0.3	$18.6	$39.9

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Plans (Continued)

Projected Benefit Obligation:

        The changes in the projected benefit obligation, plan assets and the funded status of the pension plans are as follows:

	As of December 25, 2010
	Underfunded				Overfunded
	Canada plans	U.S. plans	U.K. plan	Total	Canada plans	Consolidated
	(In millions)
Change in projected benefit obligation:
Prior year projected benefit obligation	$904.5	$7.4	$2,153.4	$3,065.3	$343.5	$3,408.8
Changes in current year (Underfunded)/Overfunded position	(209.7)	—	—	(209.7)	209.7	—
Service cost, net of expected employee contributions	9.8	—	—	9.8	5.8	15.6
Interest cost	40.7	0.4	116.1	157.2	31.0	188.2
Amendments	—	—	—	—	—	—
Actual employee contributions	1.9	—	—	1.9	—	1.9
Special termination benefits	—	—	—	—	1.8	1.8
Actuarial loss (gain)	42.8	—	(94.2)	(51.4)	11.6	(39.8)
Benefits paid	(42.5)	—	(104.1)	(146.6)	(41.5)	(188.1)
Foreign currency exchange rate change	29.9	—	(70.3)	(40.4)	23.0	(17.4)

Projected benefit obligation at end of year	$777.4	$7.8	$2,000.9	$2,786.1	$584.9	$3,371.0

Actuarial present value of accumulated benefit obligation	$776.7	$7.8	$2,000.9	$2,785.4	$583.1	$3,368.5

Change in plan assets:
Prior year fair value of assets	$748.6	$—	$1,645.6	$2,394.2	$388.5	$2,782.7
Changes in current year (Underfunded)/Overfunded position	(205.3)	—	—	(205.3)	205.3	—
Actual return on plan assets	56.9	—	140.2	197.1	53.8	250.9
Employer contributions	60.1	—	198.9	259.0	25.4	284.4
Actual employee contributions	1.9	—	—	1.9	—	1.9
Benefits and plan expenses paid	(42.5)	—	(107.2)	(149.7)	(41.5)	(191.2)
Foreign currency exchange rate change	23.2	—	(56.4)	(33.2)	25.3	(7.9)

Fair value of plan assets at end of year	$642.9	$—	$1,821.1	$2,464.0	$656.8	$3,120.8

Funded status:
Projected benefit obligation at end of year	$(777.4)	$(7.8)	$(2,000.9)	$(2,786.1)	$(584.9)	$(3,371.0)
Fair value of plan assets at end of year	642.9	—	1,821.1	2,464.0	656.8	3,120.8

Funded status—(Underfunded)/Overfunded	(134.5)	(7.8)	(179.8)	(322.1)	71.9	(250.2)
Less: noncontrolling interests	—	—	—	—	—	—

Funded status after noncontrolling interests—(Underfunded)/Overfunded	$(134.5)	$(7.8)	$(179.8)	$(322.1)	$71.9	$(250.2)

Amounts recognized in the Consolidated Balance Sheet:
Other assets	$—	$—	$—	$—	$71.9	$71.9
Accrued expenses and other liabilities	(1.6)	—	—	(1.6)	—	(1.6)
Pension and postretirement benefits	(132.9)	(7.8)	(179.8)	(320.5)	—	(320.5)

Net amounts recognized	$(134.5)	$(7.8)	$(179.8)	$(322.1)	$71.9	$(250.2)

Amounts in Accumulated Other Comprehensive Loss (Income) not yet recognized as components of net periodic pension cost or (benefit), pre-tax:
Net actuarial loss (gain)	$149.2	$0.4	$608.8	$758.4	$23.9	$782.3
Net prior service cost	0.7	(0.2)	—	0.5	3.5	4.0

Total not yet recognized	$149.9	$0.2	$608.8	$758.9	$27.4	$786.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Plans (Continued)

        Changes in plan assets and benefit obligations recognized in other comprehensive loss, pre-tax were as follows:

	Canada plans	U.S. plan	U.K. plan	Total
	(In millions)
Accumulated other comprehensive loss as of December 28, 2008	161.4	0.3	400.3	562.0
Deconsolidation of Brewers' Retail, Inc.	(98.2)	—	—	(98.2)
Amortization of prior service costs	(0.7)	—	—	(0.7)
Amortization of net actuarial loss	(0.1)	(0.4)	—	(0.5)
Current year actuarial loss	97.6	0.5	275.0	373.1
Amendments	2.6	(0.2)	—	2.4
Foreign currency exchange rate change	12.8	—	65.6	78.4

Accumulated other comprehensive loss as of December 26, 2009	$175.4	$0.2	$740.9	$916.5
Amortization of prior service costs	(0.8)	—	—	(0.8)
Amortization of net actuarial loss	(1.3)	—	(12.3)	(13.6)
Current year actuarial loss (gain)	6.0	—	(118.6)	(112.6)
Foreign currency exchange rate change	(2.0)	—	(1.2)	(3.2)

Accumulated other comprehensive loss as of December 25, 2010	$177.3	$0.2	$608.8	$786.3

Amortization Amounts Expected to be Recognized in Net Periodic Pension Cost During Fiscal Year Ending December 31, 2011, pre-tax:

Amount
(In millions)
Amortization of net prior service cost	$0.8
Amortization of actuarial net loss	$19.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Plans (Continued)

	As of December 26, 2009
	Underfunded				Overfunded
	Canada plans	U.S. plans	U.K. plan	Total	Canada plans	Consolidated
	(In millions)
Change in projected benefit obligation:
Prior year projected benefit obligation	$967.5	$6.9	$1,604.4	$2,578.8	$442.1	$3,020.9
Changes in current year (Underfunded)/Overfunded position	157.1	—	—	157.1	(157.1)	—
Deconsolidation of Brewers' Retail, Inc.	(429.9)	—	—	(429.9)	—	(429.9)
Service cost, net of expected employee contributions	10.6	—	4.1	14.7	2.6	17.3
Interest cost	51.6	0.4	107.6	159.6	17.9	177.5
Amendments	2.5	(0.2)	—	2.3	—	2.3
Actual employee contributions	1.8	—	0.4	2.2	—	2.2
Curtailments	5.3	—	—	5.3	—	5.3
Actuarial loss	71.1	0.5	375.3	446.9	16.8	463.7
Benefits paid	(48.3)	(0.2)	(99.5)	(148.0)	(26.5)	(174.5)
Foreign currency exchange rate change	115.2	—	161.1	276.3	47.7	324.0

Projected benefit obligation at end of year	$904.5	$7.4	$2,153.4	$3,065.3	$343.5	$3,408.8

Actuarial present value of accumulated benefit obligation	$904.0	$7.4	$2,153.4	$3,064.8	$341.7	$3,406.5

Change in plan assets:
Prior year fair value of assets	$783.2	$—	$1,381.5	$2,164.7	$507.6	$2,672.3
Changes in current year (Underfunded)/Overfunded position	161.8	—	—	161.8	(161.8)	—
Deconsolidation of Brewers' Retail, Inc.	(348.2)	—	—	(348.2)	—	(348.2)
Actual return on plan assets	53.8	—	226.5	280.3	9.0	289.3
Employer contributions	48.8	—	6.7	55.5	4.3	59.8
Actual employee contributions	1.8	—	0.4	2.2	—	2.2
Transfers	(0.4)	—	—	(0.4)	0.4	—
Benefits and plan expenses paid	(48.6)	—	(103.7)	(152.3)	(26.5)	(178.8)
Foreign currency exchange rate change	96.4	—	134.2	230.6	55.5	286.1

Fair value of plan assets at end of year	$748.6	$—	$1,645.6	$2,394.2	$388.5	$2,782.7

Funded status:
Projected benefit obligation at end of year	$(904.5)	$(7.4)	$(2,153.4)	$(3,065.3)	$(343.5)	$(3,408.8)
Fair value of plan assets at end of year	748.6	—	1,645.6	2,394.2	388.5	2,782.7

Funded status—(Underfunded)/Overfunded	(155.9)	(7.4)	(507.8)	(671.1)	45.0	(626.1)
Less: noncontrolling interests	—	—	—	—	—	—

Funded status after noncontrolling interests—(Underfunded)/Overfunded	$(155.9)	$(7.4)	$(507.8)	$(671.1)	$45.0	$(626.1)

Amounts recognized in the Consolidated Balance Sheet:
Other assets	$—	$—	$—	$—	$45.0	$45.0
Accrued expenses and other liabilities	(0.8)	—	—	(0.8)	—	(0.8)
Pension and postretirement benefits	(155.1)	(7.4)	(507.8)	(670.3)	—	(670.3)

Net amounts recognized	$(155.9)	$(7.4)	$(507.8)	$(671.1)	$45.0	$(626.1)

Amounts in Accumulated Other Comprehensive Loss (Income) not yet recognized as components of net periodic pension cost or (benefit), pre-tax:
Net actuarial loss (gain)	$180.8	$0.4	$740.9	$922.1	$(10.4)	$911.7
Net prior service cost	5.0	(0.2)	—	4.8	—	4.8

Total not yet recognized	$185.8	$0.2	$740.9	$926.9	$(10.4)	$916.5

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

	For the years ended
	December 25, 2010			December 26, 2009
	Canada plans	U.S. plans	U.K. plan	Canada plans	U.S. plans	U.K. plan
Weighted average assumptions:
Settlement discount rate(1)	5.10% - 5.35%	3.60%	5.35%	5.55% - 5.85%	4.75%	5.70%
Rate of compensation increase(2)	3.00%	N/A	N/A	3.00%	N/A	N/A
Expected return on plan assets	2.05% - 6.45%	N/A	6.65%	2.35% - 6.50%	N/A	6.65%

(1)
Rate utilized at year-end for the following year's pension expense and related balance sheet amounts at current year- end.

(2)
U.S. plans are no longer salary-linked. U.K. plan was closed to future accrual during 2009.

Investment Strategy

        The obligations of our defined benefit plans are supported by assets held in trust for the payment of future benefits. The Company is obligated to adequately fund these asset trusts. The underlying investments within our defined benefit plans include: cash and short term instruments, debt securities, equity securities, investment funds, real estate and other investments including hedge fund of funds. Relative allocations reflect the demographics of the respective plans.

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

        Each plan's respective allocation targets promote optimal expected return and volatility characteristics given a focus on a long-term time horizon for fulfilling the plans' obligations. All assets are managed by external investment managers with a mandate to either match or outperform their benchmark. We use different asset managers in the U.K. and Canada.

        Our investment strategies for our defined benefit plans also consider the funding status for each plan. For defined benefit plans that are highly funded, assets are invested primarily in fixed income holdings that have a similar duration to the associated liabilities. For plans with lower funding levels, the fixed income component is managed in a similar manner to the highly funded plans. In addition to this liability-matching fixed income allocation, these plans also contain exposure to return generating assets including: equities, real estate, debt, and other investments held with the goal of producing higher returns, which may also have a higher risk profile. These investments are diversified by investing globally with limitations placed on issuer concentration.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Plans (Continued)

        For both our U.K. and Canadian plans, we hedge a portion of our foreign exchange exposure from plan assets which are not denominated in the local plan currency back to the local currency given our Canadian pension liabilities will be paid in CAD and our U.K. pension liabilities will be paid in GBP.

Target Allocations

        The following compares target asset allocation percentages with actual asset allocations at December 25, 2010:

	Canada plans assets		U.K. plan assets
	Target allocations	Actual allocations	Target allocations	Actual allocations
Equities	34.0%	33.1%	30.0%	32.7%
Fixed income	66.0%	66.3%	40.0%	35.3%
Hedge funds	0.0%	0.0%	15.0%	15.8%
Real estate	0.0%	0.0%	7.0%	4.0%
Other	0.0%	0.6%	8.0%	12.2%

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

Significant concentration risks:

        We periodically evaluate our defined benefit plan assets for concentration risks. As of period end, we did not have any individual asset positions that comprised greater than 10% of each plan's overall assets. However, we currently have significant plan assets invested in U.K., U.S. and Canadian government fixed income holdings. A provisional credit rating downgrade for any of these governments, could impact the asset values in a negative manner.

        Further, as both our U.K. and Canadian plans maintain exposure to non-government investments, a significant system-wide increase in credit spreads would also negatively impact the reported plan asset values. In general, equity and fixed income risks have been mitigated by company-specific concentration limits and by utilizing multiple equity managers. We do have significant amounts of assets invested with individual fixed income and hedge fund managers and so we use outside investment consultants to aid in the oversight of these managers.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Plans (Continued)

Valuation Techniques

        We use a variety of industry accepted valuation techniques to value our plan assets. The techniques vary depending upon instrument type. Whenever possible, we prioritize the use of observable market data in our valuation processes. We use market, income and cost approaches to value our plan assets as of period end. See Note 1 "Basis of Presentation and Summary of Significant Accounting Policies" for additional information on our fair value methodologies and accounting policies. We have not changed our fair value techniques used to value plan assets this year.

Major Categories of Plan Assets

        As of December 25, 2010, our major categories of plan assets included the following:

  •
  Cash and Short Term Instruments—Includes cash, trades awaiting settlement, bank deposits, short term bills and short term notes. Our "trades awaiting settlement" category includes payables and receivables associated with asset purchases and sales that are awaiting final cash settlement as of year-end due to the use of trade date accounting for our pension plans assets. These payables normally settle within a few business days of the purchase or sale of the respective asset. The respective assets are included in or removed from our year end plan assets and categorized in their respective asset categories in the fair value hierarchy below. We include these items in level 1 of this hierarchy, as the values are derived from quoted prices in active markets. Short term instruments are included in level 2 of the fair value hierarchy as these are highly liquid instruments that are valued using observable inputs but their asset values are not publicly quoted.

  •
  Debt Securities—Includes various government and corporate fixed income securities, interest and inflation-linked assets such as bonds and swaps, collateralized securities, and other debt securities. The majority of the plans' fixed income assets trade on "over the counter" exchanges, which provides observable inputs that are the primary input used to determine each individual investment's fair value. We also use independent pricing vendors as well as matrix pricing techniques. Matrix pricing uses observable data from other similar investments as the primary input to determine the individual security's fair value. Assets included in our collateralized securities include mortgage backed securities and collateralized mortgage obligations, which are considered level 3 due to the use of the significant unobservable inputs used in deriving these assets fair market values.

  •
  Equities—Includes publicly traded common and other equity-like holdings, primarily publicly traded common stock, including real estate investment trusts, certain comingled funds investing in equities and other fund holdings. Equity assets are well diversified between international and domestic investments. We consider equities quoted on public exchanges as level 1 while other assets that are not quoted on public exchanges but valued using significant observable inputs as level 2 depending on the individual asset's characteristics.

  •
  Investment Funds—This category includes our debt funds, equity funds, hedge fund of funds, and real estate fund holdings. The market values for these funds are based on the net asset values multiplied by the number of shares owned. For some of our hedge fund of funds and real estate funds we have the ability to liquidate without material delays at their net asset value and have recorded these assets at level 2 as the values were based upon significant observable inputs.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Plans (Continued)

    For other hedge fund of funds and real estate funds, we do not have this flexibility to liquidate the entire portfolio and are considered level 3. This category does not directly hold physical real estate assets. For our real estate funds, these investment managers employ third party appraisers to value each fund's underlying real estate holdings, which include apartments, office space, hotels and industrial holdings. Each property is valued at least once a year but not all assets are valued by the independent appraiser during the same quarter. The highest and best use of each holding is used to determine the value of the holding. The independent appraisers use a combination of comparable sales methods and discounted cash flow techniques to value these holdings.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Plans (Continued)

Fair Value Hierarchy

        The following presents our fair value hierarchy for our defined benefit pension plan assets by location.

		Fair value measurements as of December 25, 2010
	Total carrying value at December 25, 2010	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Canada
Cash and cash equivalents
Cash	$51.8	$51.8	$—	$—
Bank deposits, short-term bills and notes	64.0	1.5	62.5	—
Debt
Government securities	658.6	—	658.6	—
Corporate debt securities	93.3	—	93.3	—
Collateralized debt securities	5.0	—	—	5.0
Other debt securities	0.2	—	0.2	—
Equities
Common stock	88.3	88.3	—	—
Other equity securities	2.0	2.0	—	—
Investment funds
Equity funds	335.7	—	335.7	—
Other
Recoverable taxes	0.2	0.2	—	—
Venture capital	0.6	—	—	0.6

Total—Canada	1,299.7	143.8	1,150.3	5.6

U.K.
Cash and cash equivalents
Cash	161.3	161.3	—	—
Trades awaiting settlement	(8.4)	(8.4)	—	—
Bank deposits, short-term bills and notes	34.2	—	34.2	—
Debt
Government securities	75.4	—	75.4	—
Corporate debt securities	371.0	—	369.5	1.5
Interest and inflation linked assets	238.5	—	231.6	6.9
Collateralized debt securities	4.6	—	—	4.6
Equities
Common stock	487.3	487.3	—	—
Other equity securities	10.1	10.1	—	—
Investment funds
Debt funds	139.7	—	139.7	—
Equity funds	85.6	—	85.6	—
Real estate funds	72.7	—	6.9	65.8
Hedge funds of funds	253.2	—	120.2	133.0
Other
Repurchase agreements	(101.5)	(101.5)	—	—
Credit default swaps	(3.2)	—	(3.2)	—
Recoverable taxes	0.6	0.6	—	—

Total—U.K.	1,821.1	549.4	1,059.9	211.8

Total	$3,120.8	$693.2	$2,210.2	$217.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Plans (Continued)

		Fair value measurements as of December 26, 2009
	Total carrying value at December 26, 2009	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Canada
Cash and cash equivalents
Cash	$50.9	$50.9	$—	$—
Trades awaiting settlement	2.0	2.0
Bank deposits, short-term bills and notes	48.9	—	48.9	—
Debt
Government securities	590.4	—	590.4	—
Corporate debt securities	90.8	—	90.8	—
Collateralized debt securities	6.1	—	—	6.1
Other debt securities	0.8	—	0.8	—
Equities
Common stock	144.2	144.2	—	—
Other equity securities	3.5	3.5	—	—
Investment funds
Equity funds	198.2	—	198.2	—
Other
Recoverable taxes	0.4	0.4	—	—
Venture capital	0.9	—	—	0.9

Total—Canada	1,137.1	201.0	929.1	7.0

U.K.
Cash and cash equivalents
Cash	18.5	18.5	—	—
Trades awaiting settlement	(4.0)	(4.0)	—	—
Bank deposits, short-term bills and notes	15.3	—	15.3	—
Debt
Government securities	110.8	—	110.8	—
Corporate debt securities	352.0	—	352.0	—
Interest and inflation linked assets	331.0	—	324.7	6.3
Collateralized debt securities	7.8	—	—	7.8
Equities
Common stock	499.0	422.8	76.2	—
Other equity securities	4.2	4.2	—	—
Investment funds
Debt funds	40.4	—	40.4	—
Equity funds	140.0	—	140.0	—
Real estate funds	72.5	—	6.3	66.2
Hedge funds of funds	231.6	—	100.5	131.1
Other
Repurchase agreements	(194.4)	(194.4)	—	—
Credit default swaps	1.3	—	1.3	—
Recoverable taxes	19.6	19.6	—	—

Total—U.K.	1,645.6	266.7	1,167.5	211.4

Total	$2,782.7	$467.7	$2,096.6	$218.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Plans (Continued)

Fair Value: Level Three Rollforward

        The following presents our Level 3 Rollforward for our defined pension plan assets by location.

	Canada	U.K.	Total
Balance at December 28, 2008	$6.6	$296.1	$302.7
Total gain or loss (realized/unrealized):
Realized loss	—	(0.5)	(0.5)
Unrealized gain included in AOCI	—	4.7	4.7
Purchases, issuances, settlements	(0.6)	(12.5)	(13.1)
Transfers in/out of Level 3	—	(102.1)	(102.1)
Foreign exchange translation gain	1.0	25.7	26.7

Balance at December 26, 2009	7.0	211.4	218.4
Total gain or loss (realized/unrealized):
Realized loss	—	(0.7)	(0.7)
Unrealized (loss) gain included in AOCI	(0.3)	18.8	18.5
Purchases, issuances, settlements	(1.4)	(8.4)	(9.8)
Transfers in/out of Level 3	—	(2.4)	(2.4)
Foreign exchange translation gain	0.3	(6.9)	(6.6)

Balance at December 25, 2010	$5.6	$211.8	$217.4

Expected Cash Flows

        In 2011, we expect to make contributions to our plans totaling approximately $11 million—$81 million, depending on the final resolution of potential discretionary contributions. MillerCoors' contributions to its defined benefit pension plans are not included here, as MillerCoors is not consolidated in our financial statements. Plan funding strategies are influenced by employee benefits and tax laws.

        Information about expected cash flows for the consolidated retirement plans (including consolidated joint ventures) follows:

Expected benefit payments	Amount
(In millions)
2011	$195.6
2012	$202.9
2013	$210.4
2014	$217.6
2015	$224.5
2016-2020	$1,222.8

U.K. Plan Curtailment

        The U.K. defined benefit plan was closed to new employees in April 2006, and was closed to all additional service credit effective in April 2009. During October 2008, we announced a plan for the cessation of employee service credit with regard to retirement benefits in the U.K. pension plan. It was

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Plans (Continued)

subsequently announced in December 2008 that employee service credit would cease with regard to the earning of pension benefits, effective April 4, 2009. This cessation of benefits was a curtailment event. As a result, we recognized a pension gain of $10.4 million, representing the immediate recognition of previously unamortized prior service benefit. The $6.2 million reduction of the projected benefit obligation as a result of the curtailment was netted against actuarial losses reflected in the plan's remeasurement, and therefore was not recognized as a gain on the income statement.

Defined Contribution Plans

        Canadian employees typically participate in the defined contribution portion of the registered pension plans. The employer contributions range from 3% to 8.5% of employee compensation. Our contributions in 2010, 2009 and 2008 were $6.4 million, $5.1 million and $4.0 million, respectively. The investment strategy for defined contribution plans in the U.S, Canada and the U.K. are determined by each individual participant.

        During 2010, U.S. employees were eligible to participate in the Molson Coors Savings and Investment Plan, a qualified voluntary defined contribution plan. We match 50% of our hourly and salaried non-exempt and 75% of our salaried exempt employees' contributions up to 6% of employee compensation. Both employee and employer contributions were made in cash in accordance with participant investment elections. There were no minimum amounts that are required to be invested in Molson Coors stock. Our contributions in 2010, 2009 and 2008 were $2.7 million, $2.2 million and $5.3 million, respectively. The reason for the decrease from 2008 to 2009 is due to the MillerCoors joint venture.

        From April 2006, new employees of the U.K. business were not entitled to join the Company's defined benefit pension plan. Instead these employees were and still are given an opportunity to participate in a defined contribution plan. Company contributions to this plan were $3.7 million, $2.2 million and $1.5 million in 2010, 2009 and 2008, respectively. Effective in April 2009 the U.K. pension plan was closed to future service credit. The majority of the employees in the defined benefit plan opted to join a new scheme within the existing defined contribution plan. The Company's contributions to this new scheme within the existing defined contribution plan were $11.0 million and $8.9 million in 2010 and 2009, respectively. The defined contribution plan has a number of different schemes within it to accommodate the different employee and employer contribution structures that are available to members.

        During 2009 we established for certain U.S. employees a nonqualified defined contribution plan. MCBC has voluntarily funded these liabilities through a Rabbi Trust. These are company assets which are invested in publicly traded mutual funds whose performance is expected to closely match changes in the plan liabilities.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Plans (Continued)

Fair Value Hierarchy

        The following presents our fair value hierarchy for our corporate invested plan assets.

		Fair value measurements as of December 25, 2010
	Total carrying value at December 25, 2010	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Corporate
Equities
Mutual funds	$1.9	$1.9	$—	$—

Total—Corporate	1.9	1.9	—	—

		Fair value measurements as of December 26, 2009
	Total carrying value at December 26, 2009	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Corporate
Equities
Mutual funds	$0.8	$0.8	$—	$—

Total—Corporate	0.8	0.8	—	—

17. Postretirement Benefits

        Our Canadian and U.S. employees have postretirement plans that provide medical benefits and life insurance for retirees and eligible dependents. The plans are not funded.

        The obligations under these plans were determined by the application of the terms of medical and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates detailed in the table below.

For the years ended
	December 25, 2010		December 26, 2009
	Molson Canada plans	U.S. plan	Molson Canada plans	U.S. plan
Key assumptions:
Settlement discount rate	2.55% - 5.4%	5.05%	2.75% - 5.9%	5.90%
Health care cost trend rate	Ranging ratably from 8.5% in 2011 to 5.0% in 2018	Ranging ratably from 8.2% in 2011 to 4.5% in 2028	Ranging ratably from 9% in 2010 to 5.0% in 2018	Ranging ratably from 8.5% in 2010 to 5.0% in 2017

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Postretirement Benefits (Continued)

        Our net periodic postretirement benefit cost and changes in the projected benefit obligation of the postretirement benefit plans are as follows:

	For the year ended December 25, 2010
	Canada plans	U.S. plan	Consolidated
	(In millions)
Components of net periodic postretirement benefit cost:
Service cost—benefits earned during the period	$2.4	$0.1	$2.5
Interest cost on projected benefit obligation	9.3	0.1	9.4
Amortization of prior service gain	(3.6)	—	(3.6)
Amortization of net actuarial gain	(0.1)	—	(0.1)

Net periodic postretirement benefit cost	$8.0	$0.2	$8.2

	For the year ended December 26, 2009
	Canada plans	U.S. plan	Consolidated
	(In millions)
Components of net periodic postretirement benefit cost:
Service cost—benefits earned during the period	$2.9	$0.1	$3.0
Interest cost on projected benefit obligation	9.3	0.1	9.4
Amortization of prior service gain	(2.5)	—	(2.5)
Amortization of net actuarial gain	(0.9)	—	(0.9)

Net periodic postretirement benefit cost	$8.8	$0.2	$9.0

	For the year ended December 28, 2008
	Canada plans	U.S. plan	Consolidated
	(In millions)
Components of net periodic postretirement benefit cost:
Service cost—benefits earned during the period	$7.3	$1.3	$8.6
Interest cost on projected benefit obligation	15.4	4.8	20.2
Amortization of prior service cost	0.1	0.1	0.2
Amortization of net actuarial loss	0.1	2.1	2.2

Net periodic postretirement benefit cost	$22.9	$8.3	$31.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Postretirement Benefits (Continued)

	As of December 25, 2010
	Canada Plans	U.S. Plan	Consolidated
	(In millions)
Change in projected postretirement benefit obligation:
Projected postretirement benefit obligation at beginning of year	$158.2	$1.5	$159.7
Service cost	2.4	0.1	2.5
Interest cost	9.3	0.1	9.4
Actuarial loss (gain)	(28.5)	0.8	(27.7)
Benefits paid, net of participant contributions	(6.1)	—	(6.1)
Foreign currency exchange rate change	6.0	—	6.0

Projected postretirement benefit obligation at end of year	$141.3	$2.5	$143.8

Funded status—Unfunded:
Accumulated postretirement benefit obligation	$(141.3)	$(2.5)	$(143.8)

Amounts recognized in the Consolidated Balance Sheet:
Accrued expenses and other liabilities	$(7.2)	$—	$(7.2)
Pension and postretirement benefits	(134.1)	(2.5)	(136.6)

Net amounts recognized	$(141.3)	$(2.5)	$(143.8)

Amounts in Accumulated Other Comprehensive (Income) Loss unrecognized as components of net periodic pension cost, pre-tax:
Net actuarial (gain) loss	$(40.0)	$1.2	$(38.8)
Net prior service credit	(13.7)	—	(13.7)

Total unrecognized	$(53.7)	$1.2	$(52.5)

        Changes in plan assets and benefit obligations recognized in other comprehensive loss (income), pre-tax were as follows:

	Canada plans	U.S. plan	Total
	(In millions)
Accumulated other comprehensive income as of December 28, 2008	$(25.8)	$0.8	$(25.0)
Deconsolidation of Brewers' Retail, Inc.	5.5	—	5.5
Amortization of prior service costs	2.5	—	2.5
Amortization of net actuarial loss	0.9	—	0.9
Current year actuarial loss (gain)	8.8	(0.4)	8.4
Amendments	(19.1)	—	(19.1)
Foreign currency exchange rate change	(2.8)	—	(2.8)

Accumulated other comprehensive income as of December 26, 2009	$(30.0)	$0.4	$(29.6)
Amortization of prior service costs	3.6	—	3.6
Amortization of net actuarial loss	0.1	—	0.1
Current year actuarial loss (gain)	(29.3)	0.8	(28.5)
Foreign currency exchange rate change	1.9	—	1.9

Accumulated other comprehensive income as of December 25, 2010	$(53.7)	$1.2	$(52.5)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Postretirement Benefits (Continued)

Amortization Amounts Expected to be Recognized in Net Periodic Postretirement Cost During Fiscal Year Ending December 31, 2011 (pre-tax):

Amount
(In millions)
Amortization of net prior service cost (gain)	$(3.7)
Amortization of actuarial net loss (gain)	$(3.5)

	As of December 26, 2009
	Canada Plans	U.S. Plan	Consolidated
	(In millions)
Change in projected postretirement benefit obligation:
Projected postretirement benefit obligation at beginning of year	$208.5	$1.7	$210.2
Deconsolidation of Brewers' Retail, Inc.	(68.4)	—	(68.4)
Service cost	2.9	0.1	3.0
Interest cost	9.3	0.1	9.4
Actuarial loss (gain)	8.8	(0.4)	8.4
Plan amendment	(19.1)	—	(19.1)
Benefits paid, net of participant contributions	(5.3)	—	(5.3)
Foreign currency exchange rate change	21.5	—	21.5

Projected postretirement benefit obligation at end of year	$158.2	$1.5	$159.7

Funded status—Unfunded:
Accumulated postretirement benefit obligation	$(158.2)	$(1.5)	$(159.7)

Amounts recognized in the Consolidated Balance Sheet:
Accrued expenses and other liabilities	$(7.4)	$—	$(7.4)
Pension and postretirement benefits	(150.8)	(1.5)	(152.3)

Net amounts recognized	$(158.2)	$(1.5)	$(159.7)

Amounts in Accumulated Other Comprehensive (Income) Loss unrecognized as components of net periodic pension cost, pre-tax:
Net actuarial (gain) loss	$(12.8)	$0.4	$(12.4)
Net prior service credit	(17.2)	—	(17.2)

Total unrecognized	$(30.0)	$0.4	$(29.6)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Postretirement Benefits (Continued)

Expected Cash Flows

        Information about expected cash flows for the consolidated post-retirement plans follows:

Amount
(In millions)
2011	$7.3
2012	$7.7
2013	$8.1
2014	$8.5
2015	$8.5
2016-2020	$47.3

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1% point increase (unfavorable)	1% point decrease favorable
	(In millions)
Canada plans (Molson)
Effect on total of service and interest cost components	$(1.4)	$1.2
Effect on postretirement benefit obligation	$(14.1)	$12.8
U.S. plan
Effect on total of service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$(0.3)	$0.2

18. Derivative Instruments and Hedging Activities

Overview and Risk Management Policies

        We use derivatives as part of our normal business operations to manage our exposure to fluctuations in interest, foreign currency, commodity, production and packaging material costs and for other strategic purposes related to our core business. We have established policies and procedures that govern the risk management of these exposures. Our primary objective in managing these exposures is to decrease the volatility of our earnings and cash flows affected by changes in the underlying rates and prices. We also occasionally transact derivatives for other strategic purposes, which includes our total return swaps and related option contracts.

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

18. Derivative Instruments and Hedging Activities (Continued)

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

Collateral

        For the majority of our derivative transactions, we do not receive and are not required to post collateral unless a change of control event occurs. This termination event would give either party the right to early terminate all outstanding swap transactions in the event that the other party consolidates, merges with, or transfers all or substantially all its assets to, another entity, and the creditworthiness of the surviving entity that has assumed such party's obligations is "materially weaker" than that of such party. As of December 25, 2010, we did not have any collateral posted with our counterparty.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Derivative Instruments and Hedging Activities (Continued)

Derivative Accounting Policies

Overview

        The majority of our derivative contracts qualify and are designated as cash flow hedges. We have also elected the Normal Purchase Normal Sales ("NPNS") exemption for certain contracts. These contracts are typically transacted with our suppliers and include risk management features that allow us to fix the price on specific volumes of purchases for specified delivery periods. The Company also considers whether any provisions in our contracts represent "embedded" derivative instruments as defined in authoritative accounting guidance. As of December 25, 2010, we have concluded that no "embedded" derivative instruments warrant separate fair value accounting.

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

Presentation

        Derivatives are recognized on the balance sheet at their fair value. See our discussion regarding fair value measurements below. In accordance with authoritative accounting guidance, we do not record the fair value of derivatives for which we have elected the NPNS exemption. We account for these contracts on an accrual basis, recording realized settlements related to these contracts to the same financial statement line items as the corresponding transaction.

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

18. Derivative Instruments and Hedging Activities (Continued)

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

Significant Derivative/Hedge Positions

Cross Currency Swaps

        Simultaneous with the September 22, 2005, U.S. private debt placement, we entered into a cross currency swap transaction for the entire $300 million issue amount and for the same maturity of September 2010. In this transaction we exchanged our $300 million for a CAD 355.5 million obligation with a third party. The swaps also called for an exchange of fixed CAD interest payments for fixed USD interest receipts. We designated this transaction as a hedge of the variability of the cash flows associated with the payment of interest and principal on the USD securities. Changes in the value of the transaction due to foreign exchange were recorded in earnings and were offset by a revaluation of the associated debt instrument. Changes in the value of the transaction due to interest rates were recorded to OCI.

        During the third quarter of 2010, our $300 million/CAD 355.5 million cross currency swap matured and was cash settled in accordance with the terms of the contract.

        On April 10, 2007, we entered into several cross currency swaps that mature in May 2012 to hedge the foreign currency impact of intercompany GBP debt in a CAD functional currency subsidiary. The cross currency swaps are designated as cash flow hedges of forecasted CAD cash flows related to GBP interest and principal payments on the intercompany loans. The notional amount of the swaps is GBP 530 million (CAD 1.2 billion at inception). The cross currency swaps have been designated as cash flow hedges of the changes in value of the future CAD interest and principal payments that results from changes in the GBP to CAD exchange rates on an intercompany loan between our U.K. and Corporate segments.

        We are also a party to other cross currency swaps totaling GBP 530 million ($774 million at inception). The swaps call for an exchange of fixed GBP interest payments for fixed USD interest receipts. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future GBP interest and principal receipts.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Derivative Instruments and Hedging Activities (Continued)

Forward Starting Interest Rate Swaps

        In order to manage our exposure to the volatility of the interest rates associated with the future interest payments on a forecasted debt issuance, we transacted forward starting interest rate swap contracts. These swaps had a total notional value of CAD 200 million with an average fixed rate of 3.3%. The swaps had an effective date which started in September 2010 and a termination date in 2017, mirroring the term of the forecasted debt issuance. Under these agreements we were required to early terminate these swaps in September of 2010, at the approximate time we issued the previously forecasted debt (see Note 14, "DEBT" for further discussion of our October 6, 2010 issuance of CAD 500 million 3.95% fixed rate senior notes). We had designated these contracts as cash flow hedges on a portion of the interest payments on a future forecasted debt issuance.

        During the third quarter of 2010, our forward starting interest rate swaps matured and were cash settled in accordance with the terms of each contract. At the time of the CAD 500 million private placement offering and pricing, the government of Canada bond rates were trading at a yield lower than that locked in with the Company's interest rate lock. This resulted in a loss of CAD 7.9 million on the forward starting interest rate swaps. Per authoritative accounting guidance pertaining to derivatives and hedging, the loss is being amortized over the life of the Canadian issued private placement and will serve to increase the Company's effective cost of borrowing by approximately .0023% compared to the stated coupon on the issue.

Foreign Currency Forwards

        As of period end, we have financial foreign exchange forward contracts in place to manage our exposure to foreign currency fluctuations. We hedge foreign currency exposure related to certain royalty agreements, exposure associated with the purchase of production inputs and imports that are denominated in currencies other than the functional entity's local currency, and other foreign exchanges exposures. We use foreign currency forward contracts to hedge these future forecasted transactions with up to a thirty-six month horizon.

Commodity Swaps

        As of yearend, we had financial commodity swap contracts in place to hedge certain future expected purchases of natural gas. Essentially, these contracts allow us to swap our floating exposure to natural gas prices for a fixed rate. These contracts have been designated as cash flow hedges of forecasted natural gas purchases. The fair value of these swaps depends upon current market rates in relation to our fixed rate under the swap agreements at period end. MCBC uses these swaps to hedge forecasted purchases up to twenty-four months in advance.

Total Return Swaps

        In 2008, we entered into a series of cash settled total return swap contracts. We transacted these swaps for the purpose of gaining exposure to Foster's, a major global brewer. These swaps are marked-to-market each period as these swaps do not qualify for hedge accounting. As such, all unrealized gains and losses related to these swaps are recorded directly to the income statement and are classified as other income (expense) in MCI and Corporate. During the third quarter of 2010, we accelerated the maturity dates of our total return swaps related to Foster's stock, and the majority of these swaps were settled prior to year end. Simultaneously, we entered into a series of option contracts

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Derivative Instruments and Hedging Activities (Continued)

to limit our exposure to future changes in Foster's stock price, effectively fixing a range of settlement values for our remaining open swap positions. The remaining total return swaps and related options matured in January of 2011.

Derivative Fair Value Measurements

        We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as MCBC's own non-performance risk. As of December 25, 2010 and December 26, 2009 these adjustments resulted in net gains in AOCI of $2.7 million and $3.3 million, respectively, as the fair values of our derivatives were in net liability positions at both period ends.

        The table below summarizes our derivative assets and liabilities that were measured at fair value as of December 25, 2010 and December 26, 2009. See Note 1 "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion related to measuring fair value derivative instruments.

		Fair Value Measurements at December 25, 2010 Using
	Total carrying value at December 25, 2010	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Cross currency swaps	$(412.2)	$—	$(412.2)	$—
Foreign currency forwards	(16.3)	—	(16.3)
Commodity swaps	(2.0)	—	(2.0)
Total return swaps	1.2	—	1.2
Option contracts	2.9	—	—	2.9

Total	$(426.4)	$—	$(429.3)	$2.9

		Fair Value Measurements at December 26, 2009 Using
	Total carrying value at December 26, 2009	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Cross currency swaps	$(413.0)	$—	$(413.0)	$—
Forward starting interest rate swaps	6.3	—	6.3	—
Foreign currency forwards	(8.5)	—	(8.5)	—
Commodity swaps	(0.9)	—	(0.9)	—
Total return swaps	(1.8)	—	(1.8)	—

Total	$(417.9)	$—	$(417.9)	$—

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Derivative Instruments and Hedging Activities (Continued)

        The table below summarizes derivative valuation activity using significant unobservable inputs (Level 3) (In millions):

Rollforward of Level 3 Inputs
Balance at December 28, 2008	$10.5
Total gains or losses (realized/unrealized)
Included in earnings (or change in net assets)	—
Included in AOCI	—
Purchases, issuances and settlements	—
Transfers In/Out of Level 3	(10.5)

Balance at December 26, 2009	$—
Total gains or losses (realized/unrealized)
Included in earnings (or change in net assets)	—
Included in AOCI	—
Purchases, issuances and settlements	2.9
Transfers In/Out of Level 3	—

Balance at December 25, 2010	$2.9

        During 2010 we entered into new option contracts that were classified as Level 3 as the valuations were based upon significant unobservable inputs. We did not have any significant transfers between Level 1 and Level 2 during the year.

        During 2009 we transferred $10.5 million of derivative liability related to one cross currency swap out of Level 3 and into Level 2 as the position's valuation became based upon observable market inputs with unobservable inputs no longer playing a significant role in the valuation.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Derivative Instruments and Hedging Activities (Continued)

Results of Period Derivative Activity

        The tables below include the year to date results of our derivative activity in the Consolidated Balance Sheet as of December 25, 2010 and the Consolidated Statement of Operations for the year ended December 25, 2010.

Fair Value of Derivative Instruments in the Consolidated Balance Sheet (in millions)

	As of December 25, 2010
			Asset derivatives		Liability derivatives
	Notional amount		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	USD	1,637.1	Other current assets	$—	Accrued expenses	$(11.2)
			Other assets	—	Long term derivative liability	(401.0)
Forward starting interest rate swaps	USD	—	Other current assets	—	Accrued expenses	—
Foreign currency forwards	USD	426.0	Other current assets	0.3	Accrued expenses	(12.4)
			Other assets	0.1	Long term derivative liability	(3.4)
Commodity swaps	Gigajoules	2.2	Other current assets	0.1	Accrued expenses	(1.8)
			Other assets	—	Long term derivative liability	(0.4)

Total derivatives designated as hedging instruments				$0.5		$(430.2)

Derivatives not designated as hedging instruments:
Foreign currency forwards	USD	13.9	Other current assets	$—	Accrued expenses	$(0.8)
Total return swaps	Australian dollar ("AUD")	42.1	Other current assets	1.2	Accrued expenses	—
Option contracts	FGL.ASX Shares	7.6	Other current assets	3.1	Accrued expenses	(0.2)

Total derivatives not designated as hedging instruments				$4.3		$(1.0)

        MCBC allocates the current and non-current portion of each contract to the corresponding derivative account above.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Derivative Instruments and Hedging Activities (Continued)

The Effect of Derivative Instruments on the Consolidated Statement of Operations (in millions)

For the year ended December 25, 2010
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency contracts(1)	$9.9	Other income (expense), net	$(39.9)	Other income (expense), net	$—
		Interest expense	(12.1)	Interest expense	—
Forward starting interest rate swaps	(13.9)	Interest expense	(0.2)	Interest expense	—
Foreign currency forwards	(6.3)	Other income (expense), net	(5.0)	Other income (expense), net	—
		Cost of goods sold	(1.7)	Cost of goods sold	—
		Marketing, general and administrative expenses	0.1	Marketing, general and administrative expenses	—
Commodity swaps	(1.2)	Cost of goods sold	(1.7)	Cost of goods sold	—

Total	$(11.5)		$(60.5)		$—

Note: Amounts recognized in AOCI are gross of taxes

(1)
The foreign exchange gain (loss) component of these cross currency swaps is offset by the corresponding gain (loss) on the hedged forecasted transactions in Other income (expense), net and Interest expense, net.

        During the period we recorded no significant ineffectiveness related to these cash flow hedges.

Other Derivatives (in millions)

For the year ended December 25, 2010
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Cash settled total return swap	Other income (expense), net	$28.3
Option contracts	Other income (expense), net	21.7
Foreign currency forwards	Other income (expense), net	(6.0)

		$44.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Derivative Instruments and Hedging Activities (Continued)

        The tables below include the year to date results of our derivative activity in the Consolidated Balance Sheet as of December 26, 2009 and the Consolidated Statement of Operations for the year ended December 26, 2009.

Fair Value of Derivative Instruments in the Consolidated Balance Sheet (in millions)

	As of December 26, 2009
			Asset derivatives
					Liability derivatives
				Fair value
	Notional amount		Balance sheet location		Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	USD	1,992.4	Other current assets	$—	Accrued expenses	$(46.9)
			Other assets	—	Long term derivative liability	(366.1)
Forward starting interest rate swaps	USD	190.5	Other current assets	6.3	Accrued expenses	—
Foreign currency forwards	USD	339.3	Other current assets	4.6	Accrued expenses	(6.1)
			Other assets	1.1	Long term derivative liability	(8.1)
Commodity swaps	Gigajoules	1.2	Other current assets	—	Accrued expenses	(0.9)

			Other assets	—	Long term derivative liability	—

Total derivatives designated as hedging instruments				$12.0		$(428.1)

Derivatives not designated as hedging instruments:
Total return swap	AUD	496.5	Other current assets	$—	Accrued expenses	$(1.8)

Total derivatives not designated as hedging instruments				$—		$(1.8)

        MCBC allocates the current and non-current portion of each contract to the corresponding derivative account above.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Derivative Instruments and Hedging Activities (Continued)

The Effect of Derivative Instruments on the Consolidated Statement of Operations (in millions)

For the year ended December 26, 2009
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency contracts(1)	$(3.2)	Other income (expense), net	$(120.3)	Other income (expense), net	$—
		Interest expense	(5.8)	Interest expense	—
Forward starting interest rate swaps	5.8	Interest expense	—	Interest expense	—
Foreign currency forwards	(61.7)	Other income (expense), net	3.0	Other income (expense), net	—
		Cost of goods sold	13.8	Cost of goods sold	—
		Marketing, general and administrative expenses	(0.5)	Marketing, general and administrative expenses	—
Commodity swaps	1.1	Cost of goods sold	(3.5)	Cost of goods sold	—

Total	$(58.0)		$(113.3)		$—

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

		$(8.9)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Accrued expenses and other liabilities

	As of
	December 25, 2010	December 26, 2009
	(In millions)
Accrued compensation	$86.0	$85.6
Accrued excise taxes	221.5	223.8
Accrued selling and marketing costs	92.8	93.7
Accrued brewing operations costs	202.4	173.4
Other	228.3	168.5

Accrued expenses and other liabilities	$831.0	$745.0

        Accrued brewing operations costs consist of amounts owed for beer raw materials, packaging materials, freight charges, utilities, and other manufacturing and distribution costs. The increases in values from 2009 to 2010 are primarily attributable to increases in accrued brewing operations costs and reclassification of our guarantee related to BRI indebtedness from long-term to short-term discussed in further detail in Note 20 "Commitments and Contingencies".

20. Commitments and Contingencies

Letters of Credit

        As of December 25, 2010, we had approximately $17.7 million outstanding in letters of credit with financial institutions. These letters expire at different points in 2011. Approximately $3.3 million of the letters contain a feature that automatically renews the letter for an additional year if no cancellation notice is submitted. These letters of credit are being maintained as security for deferred compensation payments, reimbursements to insurance companies, reimbursements to the trustee for pension payments, deductibles or retention payments made on our behalf, various payments due to governmental agencies, and for operations of underground storage tanks.

Guarantees

        MCBC guarantees indebtedness and other obligations to banks and other third parties for some of its equity investments and consolidated subsidiaries, primarily BRI. Refer to Note 4, "Investments," for further information. Other liabilities in the accompanying Consolidated Balance Sheets include $100.4 million, of which $94.2 million is current and $6.2 million is non-current, and $96.4 million, all of which is non-current, as of December 25, 2010, and December 26, 2009, respectively, related to such guarantees.

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

Amount
(In millions)
2011	$94.0
2012	7.1
2013	24.2
2014	0.9
2015	0.4
Thereafter	0.4

Total	$127.0

        Our total purchases under these contracts in 2010, 2009 and 2008 were approximately $492.8 million, $599.8 million and $1,073.9 million, respectively.

Graphic Packaging Corporation

        We had a packaging supply agreement with a subsidiary of Graphic Packaging Corporation, a related party, under which we purchased our U.S. segment paperboard requirements. This contract is now held by MillerCoors. Our payments under the packaging agreement in the first half of 2008 totaled $42.7 million.

Advertising and Promotions

        We have various long-term non-cancelable commitments for advertising, sponsorships and promotions, including marketing at sports arenas, stadiums and other venues and events. From time to time, MCBC guarantees the financial performance under certain contracts on behalf of its subsidiaries. At December 25, 2010, these future commitments are as follows:

Amount
(In millions)
2011	$138.6
2012	31.5
2013	26.5
2014	23.7
2015	23.9
Thereafter	39.8

Total	$284.0

        Total advertising expense was $361.6 million, $349.3 million and $610.0 million in 2010, 2009 and 2008, respectively.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Commitments and Contingencies (Continued)

Leases

        We lease certain office facilities and operating equipment under cancelable and non-cancelable agreements accounted for as operating leases. Future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Amount
(In millions)
2011	$28.1
2012	20.7
2013	15.9
2014	10.3
2015	7.0
Thereafter	26.5

Total	$108.5

        Total rent expense was $33.5 million, $31.0 million and $62.2 million in 2010, 2009 and 2008, respectively.

Environmental

        When we determine that it is probable that a liability for environmental matters or other legal actions exists and the amount of the loss is reasonably estimable, an estimate of the future costs are recorded as a liability in the financial statements. Costs that extend the life, increase the capacity or improve the safety or efficiency of Company-owned assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. Environmental expenditures at each of our segments for 2010, 2009 and 2008 were $0.2 million, $1.5 million and $4.4 million, respectively.

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

        We sold a chemical specialties business in 1996. The Company is still responsible for certain aspects of environmental remediation, undertaken or planned, at those chemical specialties business locations. We have established provisions for the costs of these remediation programs.

United States

        We are one of a number of entities named by the Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") at the Lowry Superfund site. This landfill is owned by the City and County of Denver ("Denver") and is managed by Waste Management of Colorado, Inc. ("Waste Management"). In 1990, we recorded a pretax charge of $30 million, a portion of which was put into a

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Commitments and Contingencies (Continued)

trust in 1993 as part of a settlement with Denver and Waste Management regarding then-outstanding litigation. Our settlement was based on an assumed remediation cost of $120 million (in 1992 adjusted dollars). We are obligated to pay a portion of future costs, if any, in excess of that amount.

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

        Based on these assumptions, the present value and gross amount of the costs at December 25, 2010, are approximately $3.2 million and $5.3 million, respectively. Accordingly, we believe that the existing liability is adequate as of December 25, 2010. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.

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

        In April 2009, we received a written notice relating to the Lowry site, that the State of Colorado intended to seek compensation from MCBC and other parties to recover for natural resources damages. The State of Colorado informally asserted total damages of up to $10 million. However, the Company was potentially liable for only a portion of those damages. The State and the top responsible parties reached a settlement regarding this matter, and the settlement was approved by the court. We closed and paid this settlement of $0.3 million in the fourth quarter of 2010.

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

        From time to time, we have been notified that we are or may be a PRP under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the cleanup of sites where hazardous substances have allegedly been released into the environment. We cannot predict with certainty the total costs of cleanup, our share of the total cost, the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanups or insurance coverage.

United Kingdom

        We are subject to the requirements of government and local environmental and occupational health and safety laws and regulations. Compliance with these laws and regulations did not materially affect our 2010 capital expenditures, earnings or competitive position, and we do not anticipate that they will do so in 2011.

Indemnity Obligations—Sale of Kaiser

        As discussed in Note 5 "Discontinued Operations," we sold our entire equity interest in Kaiser during 2006 to FEMSA. The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser.

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

        During 2010, we reached a settlement agreement with FEMSA for the entirety of our indemnity obligations corresponding to the principal, penalties, interest and attorney's fees owed by Kaiser for this first category of purchased credits. This favorable settlement involved a cash payment of $96.0 million, and eliminated $284.5 million of maximum potential tax claims of which $131.2 million of indemnity liabilities were accrued on our balance sheet at December 26, 2009.

        The maximum potential claims amount remaining for the second category of purchased tax credits (which we believe present less risk than the first category), was $261.8 million as of December 25, 2010.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Commitments and Contingencies (Continued)

        As of December 25, 2010, our total estimate of the indemnity liability was $23.7 million, $9.5 million of which was classified as a current liability and $14.2 million of which was classified as non-current. Our indemnity obligations decreased by $130.9 million during 2010, primarily as a result of the aforementioned settlement, slightly offset by the impact of foreign exchange.

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

        Additionally, we provided indemnity related to all other tax, civil, and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded and disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. As a result of these contract provisions, our estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs that could arise from the federal or any of the various state governments in Brazil. The recorded value of the tax, civil, and labor indemnity liability was $10.0 million as of December 25, 2010, which is classified as non-current.

        Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control. The sale agreement requires annual cash settlements relating to the tax, civil, and labor indemnities. Indemnity obligations related to purchased tax credits generally are settled upon notification of FEMSA's settlement. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have been recorded to date, and additional future adjustments may be required. These liabilities are denominated in Brazilian Reals and have been stated at present value and will, therefore, be subject in the future to foreign exchange gains or losses and to accretion cost, both of which will be recognized in the discontinued operations section of the statement of operations.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Commitments and Contingencies (Continued)

        The table below provides a summary of contingency reserve balances from December 30, 2007, through December 25, 2010:

	Purchased tax credits indemnity reserve	Tax, civil and labor indemnity reserve	Total indemnity reserves
	(In millions)
Balance at December 30, 2007	$116.8	$38.2	$155.0
Adjustments to indemnity liabilities due to changes in estimates	42.5	(22.0)	20.5
Foreign exchange impact	(38.5)	(3.8)	(42.3)

Balance at December 28, 2008	$120.8	$12.4	$133.2
Adjustments to indemnity liabilities due to changes in estimates	(5.9)	(6.4)	(12.3)
Foreign exchange impact	39.7	3.5	43.2

Balance at December 26, 2009	$154.6	$9.5	$164.1
Adjustments to indemnity liabilities due to changes in estimates	(32.3)	—	(32.3)
Cash settlement	(96.0)	—	(96.0)
Foreign exchange impact	(2.6)	0.5	(2.1)

Balance at December 25, 2010	$23.7	$10.0	$33.7

Litigation and Other Disputes

        In 1999, Molson entered into an agreement for the distribution of Molson products in Brazil. In 2000, before commencing that business, Molson terminated the distribution agreement and paid the distributor $150,000 in settlement. The distributor then sued Molson to set aside the settlement and to seek additional compensation. The Appellate Court of the State of Rio de Janeiro ("Appellate Court") set aside the settlement agreement and determined that Molson was liable to the distributor, with the amount of damages to be determined through subsequent proceedings. An appeal of the liability decision is currently pending before the Brazilian Superior Court of Justice, which allowed Molson's appeal during the fourth quarter of fiscal year 2009 and agreed to hear the merits of Molson's appeal. With respect to damages, the case was remanded to a Rio de Janeiro trial court to determine the amount of damages. The trial court retained an expert who provided a report adopting the position of the distributor and recommended damages based on a business plan that was never implemented. Molson challenged the irregularity of the expert process, the impartiality of the expert, as well as the report's specific recommendation. The trial court denied Molson's challenges. Molson filed an appeal before the Appellate Court regarding these procedural irregularities, which was denied during the fourth quarter of fiscal year 2009. Following the trial court's procedural ruling during the third quarter of 2009, that court handed down a decision in the distributor's favor granting the full amount of the lost anticipated profits alleged by the distributor, approximately $42 million, plus attorney's fees and interest. Molson appealed the judgment to the Appellate Court. During the fourth quarter of 2009, the Appellate Court directed the court-retained expert to explain the basis for his damages calculation. During the first quarter of 2010, the Appellate Court granted Molson's appeal and vacated the $42 million judgment. The Appellate Court remanded the proceeding to the trial court and ordered that court to select a different expert. The Appellate Court furthermore directed the trial court to use

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Commitments and Contingencies (Continued)

specific criteria in setting damages, the effect of which should be to substantially reduce the award. Molson sought clarification as to the precise criteria to be used. In late April 2010, the Appellate Court denied Molson's motion for clarification, but limited the accrual of interest in this matter. In mid October 2010, the Appellate Court denied the distributor's motion to set aside the vacation of the $42 million judgment. We will continue to defend this case vigorously, and believe that a material adverse result is not probable.

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

Insurance

        We are self-insured for certain insurable risks consisting primarily of U.S. employee health insurance programs. As with other large corporations, we maintain deductibles or self-insured retentions (SIR) for various types of insurance, e.g.: automobile liability, general and product liability and property. At times, we may decide to be self-insured for a particular insurable risk if we deem the cost to be greater than the potential benefit. In the past, we have been self-insured for certain insurable risks, such as employer's liability in the U.K., and the resulting claims reserves are reviewed and adjusted as necessary at least on a quarterly basis. Our accrued reserves related to self-insurance and deductibles/SIR were $2.6 million and $2.1 million at December 25, 2010 and December 26, 2009, respectively.

21. Supplemental Guarantor Information

        For purposes of this Note 21, including the table, the following terms shall mean:

        "Parent Guarantor and 2007 Issuer" shall mean MCBC; "2002 Issuer" shall mean CBC; "2005 Issuers and 2010 Issuer" shall mean collectively Molson Coors International, LP and Molson Coors Capital Finance ULC.

        On June 15, 2007, MCBC issued $575.0 million of 2.5% Convertible Senior Notes due July 30, 2013 in a registered offering (see Note 13, "Debt"). The convertible notes are guaranteed on a senior unsecured basis by CBC, Molson Coors International, LP ("MCI LP"), Molson Coors Capital Finance ULC ("MC Capital Finance") and certain U.S. and Canadian subsidiaries of MCBC ("Subsidiary Guarantors").

        On May 7, 2002, CBC completed a public offering of $850.0 million principal amount of 6.375% Senior notes due 2012. During the third quarter of 2007, $625.0 million of these notes were extinguished by the proceeds received from the 2.5% Convertible Senior Notes and cash on hand. During the first quarter of 2008, an additional $180.4 million of these notes were extinguished using existing cash resources. The remaining outstanding senior notes are guaranteed on a senior and unsecured basis by MCBC, MCI LP, MC Capital Finance, and the Subsidiary Guarantors. The guarantees are full and unconditional and joint and several.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Supplemental Guarantor Information (Continued)

        On September 22, 2005, MCI LP and MC Capital Finance completed a public offering of $1.1 billion principal amount of Senior notes composed of $300 million 4.85% notes due 2010 and CAD 900.0 million 5.00% notes due 2015. During the third quarter of 2010, the $300 million 4.85% notes were repaid in full. Subsequently on October 6, 2010, MCI LP, completed a private placement in Canada of CAD 500 million 3.95% fixed rate Series A Notes due 2017. Although MC Capital Finance was not a co-issuer on the 2010 notes, it continues to be presented with MCI LP as MC Capital Finance is an inactive entity with no activity or any remaining significant assets or liabilities which would require separate presentation. Both the remaining CAD 900.0 million 2005 notes and the 2010 Series A Notes are guaranteed on a senior and unsecured basis by MCBC, CBC, and Subsidiary Guarantors, and for the 2010 Series A Notes, MC Capital Finance. The guarantees are full and unconditional and joint and several. Funds necessary to meet the debt service obligations of MCI LP and MC Capital Finance are provided in large part by distributions or advances from MCBC's other subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements, could limit the ability of MCI LP and MC Capital Finance to obtain cash for the purpose of meeting its debt service obligation, including the payment of principal and interest on the notes.

        On June 30, 2008, Molson Canada 2005, an indirect wholly owned subsidiary of MCBC, guaranteed the obligations of MCBC under the credit facility dated as of March 2, 2005. As a result of such guarantee, Molson Canada 2005 became a guarantor under the following (i) the indenture related to the Senior notes dated as of May 7, 2002 and as supplemented; (ii) the indenture related to the Senior notes dated September 22, 2005 and as supplemented; and (iii) the indenture related to the Senior convertible notes dated June 15, 2007 and as supplemented (collectively the "Notes"). This change was effective for our 2008 third quarter.

        On December 25, 2010, CBC transferred its equity method investment in MillerCoors to MC Holding Company LLC, a newly created wholly-owned subsidiary of MCBC and a guarantor of the Notes as well as the 2010 senior notes. As a result of the transfer, the investment in MillerCoors is presented in the column "Subsidiary Guarantors" at December 25, 2010 and all results of operations and cash flows related to the investment in MillerCoors subsequent to December 25, 2010 will be presented in that column. The transfer of the investment between the 2002 Issuer and Subsidiary Guarantor categories does not negatively affect the holders of the Notes or the holders of the 2010 senior notes as both the prior holder of the MillerCoors investment, CBC, and the current holder, MC Holding Company LLC, are joint and severally liable under the Notes and the 2010 senior notes by virtue of their status as issuer or guarantor.

        We revised our presentation of the supplemental guarantor information to separately present the impact of intercompany activity for the Parent Guarantor and 2007 Issuer, the 2002 Issuer, the 2005 Issuers and 2010 Issuer, Subsidiary Guarantor and Subsidiary Non-Guarantor categories. As such, our consolidating financial statements for all periods reflect the revised presentation, with the most significant change being the gross presentation of our intercompany notes receivable and payable amongst affiliates and the related impacts on the statements of operations and cash flows. Intercompany notes receivable, which were previously included as a component of equity, continue to be presented as a component of equity (contra-equity) based on the nature of the notes, anticipated repayments and the consideration of the inherent control associated with the relationships of the entities, while the intercompany notes payable are now presented as a liability. Additionally, we have revised our presentation of the 2008 and 2009 guarantor statements of cash flows to reflect the

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Supplemental Guarantor Information (Continued)

elimination of certain cash flows that were previously presented within the elimination column resulting from the classification changes made to our intercompany note presentation. Our prior period consolidating financial information has also been revised to present the comparative information consistent with the new presentation. We believe that the revised presentation provides greater clarity surrounding the activity between the guarantors and non-guarantors of our third party debt. The revised presentation of the supplemental guarantor information does not amend or change the respective priority or status of the above-referenced senior notes and convertible notes.

        The following information sets forth the Condensed Consolidating Statements of Operations for the years ended December 25, 2010, December 26, 2009 and December 28, 2008, Condensed Consolidating Balance Sheets as of December 25, 2010, and December 26, 2009, and Condensed Consolidating Statements of Cash Flows for the years ended December 25, 2010, December 26, 2009 and December 28, 2008. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, each of the issuers and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC, CBC, MCI LP, MC Capital Finance, and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED DECEMBER 25, 2010
(IN MILLIONS)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$22.4	$201.7	$—	$2,521.4	$2,176.8	$(219.2)	$4,703.1
Excise taxes	—	—	—	(609.5)	(839.2)	—	(1,448.7)

Net sales	22.4	201.7	—	1,911.9	1,337.6	(219.2)	3,254.4
Cost of goods sold	—	(45.9)	—	(970.4)	(992.5)	196.6	(1,812.2)

Gross profit	22.4	155.8	—	941.5	345.1	(22.6)	1,442.2
Marketing, general and administrative expenses	(122.9)	(35.6)	—	(485.8)	(392.6)	24.4	(1,012.5)
Special items, net	(1.2)	—	—	(17.6)	(2.5)	—	(21.3)
Equity income (loss) in subsidiaries	739.4	250.4	90.2	(438.2)	440.3	(1,082.1)	—
Equity income in MillerCoors	—	456.1	—	—	—	—	456.1

Operating income (loss)	637.7	826.7	90.2	(0.1)	390.3	(1,080.3)	864.5
Interest income (expense), net	(33.3)	48.5	(56.9)	318.9	(376.5)	(0.1)	(99.4)
Other income (expense), net	91.6	(3.5)	—	1.4	406.0	(451.6)	43.9

Income (loss) from continuing operations before income taxes	696.0	871.7	33.3	320.2	419.8	(1,532.0)	809.0
Income tax benefit (expense)	11.7	(99.0)	(21.6)	(27.3)	(2.5)	—	(138.7)

Income (loss) from continuing operations	707.7	772.7	11.7	292.9	417.3	(1,532.0)	670.3
Income (loss) from discontinued operations, net of tax	—	—	—	—	39.6	—	39.6

Net income (loss)	707.7	772.7	11.7	292.9	456.9	(1,532.0)	709.9
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2.2)	—	(2.2)

Net income (loss) attributable to MCBC	$707.7	$772.7	$11.7	$292.9	$454.7	$(1,532.0)	$707.7

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED DECEMBER 26, 2009
(IN MILLIONS)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$25.9	$197.2	$—	$2,274.5	$2,141.7	$(212.8)	$4,426.5
Excise taxes	—	—	—	(539.5)	(854.6)	—	(1,394.1)

Net sales	25.9	197.2	—	1,735.0	1,287.1	(212.8)	3,032.4
Cost of goods sold	—	(47.3)	—	(898.1)	(968.5)	187.0	(1,726.9)

Gross profit	25.9	149.9	—	836.9	318.6	(25.8)	1,305.5
Marketing, general and administrative expenses	(99.8)	(43.8)	—	(431.2)	(351.7)	25.7	(900.8)
Special items, net	(0.9)	—	—	(12.9)	(18.9)	—	(32.7)
Equity income (loss) in subsidiaries	860.1	295.3	335.4	(212.4)	394.6	(1,673.0)	—
Equity income in MillerCoors	—	382.0	—	—	—	—	382.0

Operating income (loss)	785.3	783.4	335.4	180.4	342.6	(1,673.1)	754.0
Interest income (expense), net	(66.3)	42.8	(154.5)	155.8	60.1	(123.8)	(85.9)
Other income (expense), net	6.8	6.8	(18.4)	1.6	52.6	—	49.4

Income (loss) from continuing operations before income taxes	725.8	833.0	162.5	337.8	455.3	(1,796.9)	717.5
Income tax benefit (expense)	(5.4)	(59.2)	(30.4)	11.7	98.0	—	14.7

Income (loss) from continuing operations	720.4	773.8	132.1	349.5	553.3	(1,796.9)	732.2
Income (loss) from discontinued operations, net of tax	—	—	—	—	(9.0)	—	(9.0)

Net income (loss)	720.4	773.8	132.1	349.5	544.3	(1,796.9)	723.2
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2.8)	—	(2.8)

Net income (loss) attributable to MCBC	$720.4	$773.8	$132.1	$349.5	$541.5	$(1,796.9)	$720.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2008
(IN MILLIONS)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$23.9	$2,082.7	$—	$2,479.9	$2,704.3	$(639.0)	$6,651.8
Excise taxes	—	(231.6)	—	(564.4)	(1,081.5)	—	(1,877.5)

Net sales	23.9	1,851.1	—	1,915.5	1,622.8	(639.0)	4,774.3
Cost of goods sold	—	(1,124.6)	—	(1,044.6)	(1,279.5)	607.9	(2,840.8)

Gross profit	23.9	726.5	—	870.9	343.3	(31.1)	1,933.5
Marketing, general and administrative expenses	(102.8)	(441.6)	—	(424.8)	(395.9)	31.9	(1,333.2)
Special items, net	(58.8)	(18.1)	—	(59.3)	2.3	—	(133.9)
Equity income (loss) in subsidiaries	579.9	98.5	86.8	(370.3)	375.5	(770.4)	—
Equity income in MillerCoors	—	155.6	—	—	—	—	155.6

Operating income (loss)	442.2	520.9	86.8	16.5	325.2	(769.6)	622.0
Interest income (expense), net	(27.5)	45.2	(31.4)	58.7	(8.8)	(150.4)	(114.2)
Other income (expense), net	51.5	3.0	—	(0.6)	(62.3)	—	(8.4)

Income (loss) from continuing operations before income taxes	466.2	569.1	55.4	74.6	254.1	(920.0)	499.4
Income tax benefit (expense)	(87.5)	21.9	(51.6)	28.3	(7.5)	—	(96.4)

Income (loss) from continuing operations	378.7	591.0	3.8	102.9	246.6	(920.0)	403.0
Income (loss) from discontinued operations, net of tax	—	—	—	—	(12.1)	—	(12.1)

Net income (loss)	378.7	591.0	3.8	102.9	234.5	(920.0)	390.9
Less: Net income attributable to noncontrolling interests	—	—	—	0.1	(12.3)	—	(12.2)

Net income (loss) attributable to MCBC	$378.7	$591.0	$3.8	$103.0	$222.2	$(920.0)	$378.7

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 25, 2010
(IN MILLIONS)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$832.0	$7.0	$0.8	$189.3	$188.5	$—	$1,217.6
Accounts receivable, net	—	4.2	—	208.9	358.5	(0.8)	570.8
Other receivables, net	17.2	32.7	—	17.8	91.0	—	158.7
Total inventories, net	—	—	—	93.3	101.7	—	195.0
Other assets, net	4.4	1.8	—	36.2	35.8	—	78.2
Deferred tax assets	—	—	—	—	1.0	(1.0)	—
Discontinued operations	—	—	—	—	0.6	—	0.6
Intercompany accounts receivable	16.3	18.9	139.5	365.8	692.3	(1,232.8)	—

Total current assets	869.9	64.6	140.3	911.3	1,469.4	(1,234.6)	2,220.9
Properties, net	33.6	7.1	—	852.3	495.7	—	1,388.7
Goodwill	—	11.4	—	370.8	1,106.9	—	1,489.1
Other intangibles, net	—	40.4	—	4,233.9	380.8	—	4,655.1
Investment in MillerCoors	—	—	—	2,574.1	—	—	2,574.1
Net investment in and advances to subsidiaries	7,540.5	4,044.5	2,025.0	—	4,876.8	(18,486.8)	—
Deferred tax assets	183.4	108.7	7.1	8.4	—	(119.4)	188.2
Other assets	4.8	12.9	6.0	76.3	81.5	—	181.5

Total assets	$8,632.2	$4,289.6	$2,178.4	$9,027.1	$8,411.1	$(19,840.8)	$12,697.6

Liabilities and equity
Current liabilities:
Accounts payable	$5.3	$0.2	$—	$80.5	$183.0	$(0.8)	$268.2
Accrued expenses and other liabilities	39.4	15.2	15.9	396.9	363.6	—	831.0
Deferred tax liability	153.5	—	—	—	67.1	(1.0)	219.6
Short-term borrowings and current portion of long-term debt	—	—	—	—	1.1	—	1.1
Discontinued operations	—	—	—	—	14.0	—	14.0
Intercompany accounts payable	0.1	7.9	238.0	619.3	367.5	(1,232.8)	—

Total current liabilities	198.3	23.3	253.9	1,096.7	996.3	(1,234.6)	1,333.9
Long-term debt	528.7	45.0	1,385.9	—	—	—	1,959.6
Net investment in and advances to subsidiaries	—	—	—	865.4	—	(865.4)	—
Deferred tax liability	—	102.2	1.5	—	482.4	(119.4)	466.7
Other liabilities	9.1	57.2	2.9	710.8	290.6	—	1,070.6
Discontinued operations	—	—	—	—	24.2	—	24.2
Intercompany notes payable	—	—	3,601.9	5,345.7	7,086.8	(16,034.4)	—

Total liabilities	736.1	227.7	5,246.1	8,018.6	8,880.3	(18,253.8)	4,855.0
MCBC stockholders' equity	7,898.0	4,913.9	1,603.3	9,137.8	1,867.2	(17,621.4)	7,798.8
Intercompany notes receivable	(1.9)	(852.0)	(4,671.0)	(8,129.3)	(2,380.2)	16,034.4	—

Total stockholders' equity	7,896.1	4,061.9	(3,067.7)	1,008.5	(513.0)	(1,587.0)	7,798.8
Noncontrolling interests	—	—	—	—	43.8	—	43.8

Total equity	7,896.1	4,061.9	(3,067.7)	1,008.5	(469.2)	(1,587.0)	7,842.6

Total liabilities and equity	$8,632.2	$4,289.6	$2,178.4	$9,027.1	$8,411.1	$(19,840.8)	$12,697.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 26, 2009
(IN MILLIONS)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$392.8	$—	$0.1	$175.0	$166.3	$—	$734.2
Accounts receivable, net	3.6	4.1	—	203.3	355.7	—	566.7
Other receivables, net	16.2	27.4	—	20.9	88.6	(2.6)	150.5
Total inventories, net	—	—	—	93.3	88.0	—	181.3
Other assets, net	4.0	1.0	—	35.1	25.2	—	65.3
Deferred tax assets	—	—	—	0.4	0.7	(1.1)	—
Discontinued operations	—	—	—	—	9.9	—	9.9
Intercompany accounts receivable	—	455.7	—	538.8	310.0	(1,304.5)	—

Total current assets	416.6	488.2	0.1	1,066.8	1,044.4	(1,308.2)	1,707.9
Properties, net	35.8	7.3	—	840.4	463.9	—	1,347.4
Goodwill	—	11.4	—	348.9	1,114.7	—	1,475.0
Other intangibles, net	—	44.5	—	4,117.7	372.5	—	4,534.7
Investment in MillerCoors	—	2,613.6	—	—	—	—	2,613.6
Net investment in and advances to subsidiaries	7,561.0	3,620.7	3,251.5	3,079.4	4,624.0	(22,136.6)	—
Deferred tax assets	144.6	90.1	—	3.7	43.2	(103.7)	177.9
Other assets	6.4	13.5	4.0	49.8	90.9	—	164.6
Discontinued operations	—	—	—	—	—	—	—

Total assets	$8,164.4	$6,889.3	$3,255.6	$9,506.7	$7,753.6	$(23,548.5)	$12,021.1

Liabilities and equity
Current liabilities:
Accounts payable	$5.7	$0.8	$—	$49.1	$154.7	$—	$210.3
Accrued expenses and other liabilities	39.6	14.7	54.8	294.7	343.8	(2.6)	745.0
Deferred tax liability	90.0	—	—	—	78.2	(1.1)	167.1
Short-term borrowings and current portion of long-term debt	—	0.3	300.0	—	—	—	300.3
Discontinued operations	—	—	—	—	158.2	—	158.2
Intercompany accounts payable	431.3	4.1	201.0	391.8	276.3	(1,304.5)	—

Total current liabilities	566.6	19.9	555.8	735.6	1,011.2	(1,308.2)	1,580.9
Long-term debt	511.8	45.0	856.0	—	(0.1)	—	1,412.7
Deferred tax liability	—	102.2	3.3	—	466.2	(103.7)	468.0
Other liabilities	6.4	82.4	2.8	747.3	609.1	—	1,448.0
Discontinued operations	—	—	—	—	18.7	—	18.7
Intercompany notes payable	—	—	2,943.3	4,722.7	3,681.3	(11,347.3)	—

Total liabilities	1,084.8	249.5	4,361.2	6,205.6	5,786.4	(12,759.2)	4,928.3
MCBC stockholders' equity	7,081.2	7,532.3	2,765.8	9,329.2	2,507.7	(22,136.6)	7,079.6
Intercompany notes receivable	(1.6)	(892.5)	(3,871.4)	(6,028.1)	(553.7)	11,347.3	—

Total stockholders' equity	7,079.6	6,639.8	(1,105.6)	3,301.1	1,954.0	(10,789.3)	7,079.6
Noncontrolling interests	—	—	—	—	13.2	—	13.2

Total equity	7,079.6	6,639.8	(1,105.6)	3,301.1	1,967.2	(10,789.3)	7,092.8

Total liabilities and equity	$8,164.4	$6,889.3	$3,255.6	$9,506.7	$7,753.6	$(23,548.5)	$12,021.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 25, 2010
(IN MILLIONS)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$491.2	$184.0	$(203.5)	$1,437.7	$(714.1)	$(445.6)	$749.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(5.8)	—	—	(95.4)	(76.7)	—	(177.9)
Proceeds from sales of properties and intangible assets, net	—	—	—	1.2	4.0	—	5.2
Proceeds from sales (purchases) of investment securities, net	—	—	—	—	(10.8)	—	(10.8)
Acquisition of business, net of cash acquired	—	—	—	—	(19.8)	—	(19.8)
Payment on discontinued operations	—	—	—	—	(96.0)	—	(96.0)
Investment in MillerCoors	—	(1,071.2)	—	—	—	—	(1,071.2)
Return of capital from MillerCoors	—	1,060.3	—	—	—	—	1,060.3
Trade loan repayments from customers	—	—	—	—	16.6	—	16.6
Trade loans advanced to customers	—	—	—	—	(9.1)	—	(9.1)
Proceeds from settlements of derivative instruments	35.1	—	—	—	—	—	35.1
Other	—	0.1	—	—	0.1	—	0.2
Net intercompany investing activity	(54.7)	31.9	1,625.3	773.7	(1,367.4)	(1,008.8)	—

Net cash provided (used in) by investing activities	(25.4)	21.1	1,625.3	679.5	(1,559.1)	(1,008.8)	(267.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	38.5	—	—	—	—	—	38.5
Excess tax benefits from share-based compensation	4.8	—	—	—	—	—	4.8
Dividends paid	(177.0)	—	—	(415.3)	(54.4)	445.6	(201.1)
Dividends paid to noncontrolling interest holders	—	—	—	—	(3.7)	—	(3.7)
Proceeds from issuances of long-term debt	—	—	488.4	—	—	—	488.4
Debt issuance costs	—	—	(3.3)	—	—	—	(3.3)
Payments of long term debt and capital lease obligations	—	—	(300.0)	—	—	—	(300.0)
Proceeds from short term borrowings	—	—	—	—	12.1	—	12.1
Payments on short term borrowings	—	—	—	—	(8.1)	—	(8.1)
Payments on settlements of debt-related derivatives	—	—	(42.0)	—	—	—	(42.0)
Change in overdraft balances and other	—	—	—	—	6.8	—	6.8
Net intercompany financing activity	107.1	(198.1)	(1,564.2)	(1,699.5)	2,345.9	1,008.8	—

Net cash provided by (used in) financing activities	(26.6)	(198.1)	(1,421.1)	(2,114.8)	2,298.6	1,454.4	(7.6)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	439.2	7.0	0.7	2.4	25.4	—	474.7
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	11.9	(3.2)	—	8.7
Balance at beginning of year	392.8	—	0.1	175.0	166.3	—	734.2

Balance at end of period	$832.0	$7.0	$0.8	$189.3	$188.5	$—	$1,217.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 26, 2009
(IN MILLIONS)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$268.4	$151.5	$122.7	$515.7	$(39.2)	$(160.8)	$858.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(16.2)	—	—	(77.5)	(65.1)	—	(158.8)
Proceeds from sales of properties and intangible assets, net	1.2	—	—	0.7	56.1	—	58.0
Acquisition of business, net of cash acquired	—	—	—	—	(41.7)		(41.7)
Investment in MillerCoors	—	(514.5)	—	—	—	—	(514.5)
Return of capital from MillerCoors	—	448.2	—	—	—	—	448.2
Investment in and advances to unconsolidated affiliates	—	—	—	—	—	—	—
Deconsolidation of Brewers' Retail, Inc.	—	—	—	(26.1)			(26.1)
Trade loan repayments from customers	—	—	—	—	32.1	—	32.1
Trade loans advanced to customers	—	—	—	—	(25.5)	—	(25.5)
Other	—	0.1	—	—	—	—	0.1
Net intercompany investing activity	(33.1)	(93.1)	(985.9)	(1,845.3)	(1,421.4)	4,378.8	—

Net cash provided by (used in) investing activities	(48.1)	(159.3)	(985.9)	(1,948.2)	(1,465.5)	4,378.8	(228.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	43.1	—	—	—	—	—	43.1
Excess tax benefits from share-based compensation	21.7	—	—	—	—	—	21.7
Dividends paid	(148.4)	—	—	—	(182.8)	160.8	(170.4)
Dividends paid to noncontrolling interest holders	—				(2.9)	—	(2.9)
Payments of long term debt and capital lease obligations	—	—	—	(0.1)	(0.3)	—	(0.4)
Proceeds from short term borrowings	—	—	—	2.6	12.1	—	14.7
Payments on short term borrowings	—	—	—	(2.6)	(14.4)	—	(17.0)
Change in overdraft balances and other	—	—	—	(0.3)	(5.7)	—	(6.0)
Net intercompany financing activity	171.2	7.3	863.2	1,576.2	1,760.9	(4,378.8)	—

Net cash provided by (used in) financing activities	87.6	7.3	863.2	1,575.8	1,566.9	(4,218.0)	(117.2)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	307.9	(0.5)	—	143.3	62.2	—	512.9
Effect of foreign exchange rate changes on cash and cash equivalents	—	0.1	—	7.6	(2.6)	—	5.1
Balance at beginning of year	84.9	0.4	0.1	24.1	106.7	—	216.2

Balance at end of period	$392.8	$—	$0.1	$175.0	$166.3	$—	$734.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 28, 2008
(IN MILLIONS)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(209.8)	$91.0	$(58.7)	$443.7	$306.4	$(142.0)	$430.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(13.6)	(52.8)	—	(78.5)	(104.7)	—	(249.6)
Proceeds from sales of properties and intangible assets, net	—	31.5	—	1.0	6.3	—	38.8
Proceeds from sales of investment securities	22.8	—	—	—	—	—	22.8
Investment in MillerCoors	—	(84.3)	—	—	—	—	(84.3)
Investment in and advances to unconsolidated affiliates	—	—	—	(4.8)	(2.1)	—	(6.9)
Trade loan repayments from customers	—	—	—	—	25.8	—	25.8
Trade loans advanced to customers	—	—	—	—	(31.5)	—	(31.5)
Other	(1.9)	(1.8)		—	—	—	(3.7)
Net intercompany investing activity	(151.2)	(824.6)	1,339.2	5,204.9	5,703.2	(11,271.5)	—

Net cash provided by (used in) investing activities	(143.9)	(932.0)	1,339.2	5,122.6	5,597.0	(11,271.5)	(288.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	59.0	—	—	—	—	—	59.0
Excess tax benefits from share-based compensation	8.3	—	—	—	—	—	8.3
Dividends paid	(118.9)	—	—	(8.4)	(153.8)	142.0	(139.1)
Dividends paid to noncontrolling interest holders	—	—	—	—	(20.3)	—	(20.3)
Proceeds from issuances of long term debt	—	—	—	—	16.0		16.0
Payments of long term debt and capital lease obligations	—	(180.4)		(0.5)	(0.4)	—	(181.3)
Proceeds from short term borrowings	—	—	—	42.4	12.1	—	54.5
Payments on short term borrowings	—	—	—	(39.9)	(7.4)	—	(47.3)
Net proceeds from revolving credit facilities	—	—	—	—	1.1	—	1.1
Change in overdraft balances and other	(1.5)	(39.3)	—	73.7	(62.7)	—	(29.8)
Settlement of debt-related derivatives	—	12.0	—	0.6	(0.6)	—	12.0
Net intercompany financing activity	248.0	1,047.8	(1,280.5)	(5,603.4)	(5,683.4)	11,271.5	—

Net cash provided by (used in) financing activities	194.9	840.1	(1,280.5)	(5,535.5)	(5,899.4)	11,413.5	(266.9)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(158.8)	(0.9)	—	30.8	4.0	—	(124.9)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(0.1)	—	(12.3)	(23.5)	—	(35.9)
Balance at beginning of year	243.7	1.4	0.1	5.6	126.2	—	377.0

Balance at end of period	$84.9	$0.4	$0.1	$24.1	$106.7	$—	$216.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Quarterly Financial Information (Unaudited)

        The following summarizes selected quarterly financial information for each of the two years ended December 25, 2010 and December 26, 2009.

2010	First	Second	Third	Fourth	Full Year
	(In millions, except per share data)
Sales	$947.0	$1,282.6	$1,260.1	$1,213.4	$4,703.1
Excise taxes	(286.0)	(399.3)	(385.1)	(378.3)	(1,448.7)

Net sales	661.0	883.3	875.0	835.1	3,254.4
Cost of goods sold	(404.4)	(474.8)	(457.4)	(475.6)	(1,812.2)

Gross profit	$256.6	$408.5	$417.6	$359.5	$1,442.2

Amounts attributable to MCBC:
Income from continuing operations	$62.0	$237.8	$257.0	$111.3	$668.1
Gain (loss) from discontinued operations, net of tax	42.6	(0.6)	(0.9)	(1.5)	39.6

Net income	$104.6	$237.2	$256.1	$109.8	$707.7

Basic income (loss) per share:
From continuing operations	$0.33	$1.28	$1.39	$0.60	$3.59
From discontinued operations	0.23	—	(0.01)	(0.01)	0.21

Basic net income per share	$0.56	$1.28	$1.38	$0.59	$3.80

Diluted income (loss) per share:
From continuing operations	$0.33	$1.27	$1.38	$0.59	$3.57
From discontinued operations	0.23	—	(0.01)	(0.01)	0.21

Diluted net income per share	$0.56	$1.27	$1.37	$0.58	$3.78

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Quarterly Financial Information (Unaudited) (Continued)

2009	First	Second	Third	Fourth	Full Year
	(In millions, except per share data)
Sales	$824.2	$1,160.4	$1,250.3	$1,191.6	$4,426.5
Excise taxes	(265.2)	(361.5)	(396.6)	(370.8)	(1,394.1)

Net sales	559.0	798.9	853.7	820.8	3,032.4
Cost of goods sold	(346.1)	(432.6)	(472.6)	(475.6)	(1,726.9)

Gross profit	$212.9	$366.3	$381.1	$345.2	$1,305.5

Amounts attributable to MCBC:
Income from continuing operations	$79.6	$187.3	$244.3	$218.2	$729.4
Gain (loss) from discontinued operations, net of tax	(3.9)	—	(9.0)	3.9	(9.0)

Net income	$75.7	$187.3	$235.3	$222.1	$720.4

Basic income (loss) per share:
From continuing operations	$0.43	$1.02	$1.32	$1.19	$3.96
From discontinued operations	(0.02)	—	(0.05)	0.02	(0.05)

Basic net income per share	$0.41	$1.02	$1.27	$1.21	$3.91

Diluted income (loss) per share:
From continuing operations	$0.43	$1.01	$1.31	$1.17	$3.92
From discontinued operations	(0.02)	—	(0.05)	0.02	(0.05)

Diluted net income per share	$0.41	$1.01	$1.26	$1.19	$3.87

        As discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," during the fourth quarter of 2010, we changed the classification of our returnable bottles and pallets to noncurrent assets within Properties in the Consolidated Balance Sheets and adjusted our Consolidated Statements of Cash Flows accordingly, reflecting the purchases of returnable bottles and pallets as

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Quarterly Financial Information (Unaudited) (Continued)

investing activities. The amounts presented in our historical quarterly financial statements have also been retrospectively adjusted to conform to the current year presentation as follows:

		September 25, 2010— As previously reported	September 25, 2010— As adjusted
		(in millions)
Inventories, Packaging materials	Condensed Consolidated Balance Sheet	$63.5	$9.4
Total current assets	Condensed Consolidated Balance Sheet	$1,857.8	$1,803.7
Properties	Condensed Consolidated Balance Sheet	$1,294.5	$1,348.6
Depreciation and amortization—Operating activities	Condensed Consolidated Statement of Cash Flows	$133.8	$151.9
Change in current assets and liabilities and other—Operating activities	Condensed Consolidated Statement of Cash Flows	$(60.2)	$(61.0)
Net cash provided by operating activities	Condensed Consolidated Statement of Cash Flows	$725.9	$743.2
Additions to properties and intangible assets—Investing activities	Condensed Consolidated Statement of Cash Flows	$(77.7)	$(95.0)
Net cash used in investing activities	Condensed Consolidated Statement of Cash Flows	$(220.9)	$(238.2)

		September 26, 2009— As previously reported	September 26, 2009— As adjusted
		(in millions)
Depreciation and amortization—Operating activities	Condensed Consolidated Statement of Cash Flows	$135.3	$150.0
Change in current assets and liabilities and other—Operating activities	Condensed Consolidated Statement of Cash Flows	$(116.0)	$(106.0)
Net cash provided by operating activities	Condensed Consolidated Statement of Cash Flows	$666.8	$691.5
Additions to properties and intangible assets—Investing activities	Condensed Consolidated Statement of Cash Flows	$(71.7)	$(96.4)
Net cash used in investing activities	Condensed Consolidated Statement of Cash Flows	$(226.5)	$(251.2)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Quarterly Financial Information (Unaudited) (Continued)

		June 26, 2010—As previously reported	June 26, 2010—As adjusted
		(in millions)
Inventories, Packaging materials	Condensed Consolidated Balance Sheet	$61.3	$8.3
Total current assets	Condensed Consolidated Balance Sheet	$1,923.5	$1,870.5
Properties	Condensed Consolidated Balance Sheet	$1,240.0	$1,293.0
Depreciation and amortization—Operating activities	Condensed Consolidated Statement of Cash Flows	$92.0	$104.1
Change in current assets and liabilities and other—Operating activities	Condensed Consolidated Statement of Cash Flows	$(52.8)	$(54.7)
Net cash provided by operating activities	Condensed Consolidated Statement of Cash Flows	$395.6	$405.8
Additions to properties and intangible assets—Investing activities	Condensed Consolidated Statement of Cash Flows	$(51.4)	$(61.6)
Net cash used in investing activities	Condensed Consolidated Statement of Cash Flows	$(232.3)	$(242.5)

		June 28, 2009—As previously reported	June 28, 2009—As adjusted
		(in millions)
Depreciation and amortization—Operating activities	Condensed Consolidated Statement of Cash Flows	$88.8	$97.7
Change in current assets and liabilities and other—Operating activities	Condensed Consolidated Statement of Cash Flows	$(83.7)	$(73.9)
Net cash provided by operating activities	Condensed Consolidated Statement of Cash Flows	$352.5	$371.2
Additions to properties and intangible assets—Investing activities	Condensed Consolidated Statement of Cash Flows	$(45.2)	$(63.9)
Net cash used in investing activities	Condensed Consolidated Statement of Cash Flows	$(210.3)	$(229.0)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Quarterly Financial Information (Unaudited) (Continued)

		March 27, 2010—As previously reported	March 27, 2010—As adjusted
		(in millions)
Inventories, Packaging materials	Condensed Consolidated Balance Sheet	$62.5	$8.9
Total current assets	Condensed Consolidated Balance Sheet	$1,625.3	$1,571.7
Properties	Condensed Consolidated Balance Sheet	$1,262.5	$1,316.1
Depreciation and amortization—Operating activities	Condensed Consolidated Statement of Cash Flows	$47.0	$53.1
Change in current assets and liabilities and other—Operating activities	Condensed Consolidated Statement of Cash Flows	$(34.7)	$(36.4)
Net cash provided by operating activities	Condensed Consolidated Statement of Cash Flows	$86.0	$90.4
Additions to properties and intangible assets—Investing activities	Condensed Consolidated Statement of Cash Flows	$(23.0)	$(27.4)
Net cash used in investing activities	Condensed Consolidated Statement of Cash Flows	$(118.4)	$(122.8)

		March 29, 2009—As previously reported	March 29, 2009—As adjusted
		(in millions)
Depreciation and amortization—Operating activities	Condensed Consolidated Statement of Cash Flows	$44.4	$48.6
Change in current assets and liabilities and other—Operating activities	Condensed Consolidated Statement of Cash Flows	$(91.3)	$(93.2)
Net cash provided by operating activities	Condensed Consolidated Statement of Cash Flows	$4.8	$7.1
Additions to properties and intangible assets—Investing activities	Condensed Consolidated Statement of Cash Flows	$(19.6)	$(21.9)
Net cash used in investing activities	Condensed Consolidated Statement of Cash Flows	$(110.4)	$(112.7)

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

        The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 25, 2010 and, based on their evaluation, have concluded that our disclosure controls and procedures were effective and operating at the reasonable assurance level.

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

        The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of internal control over financial reporting as of December 25, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 25, 2010.

        The Company's independent registered public accounting firm has audited the effectiveness of the Company's internal control over financial reporting as of December 25, 2010, as stated in the report which appears herein.

Changes in Internal Control over Financial Reporting

        We account for our interest in MillerCoors under the equity method, and as a result, the existence of MillerCoors impacts the scope of the Company's internal controls over financial reporting. MillerCoors continues to integrate legacy CBC and Miller core processes, systems and controls.

        There were no changes in internal control over financial reporting during the quarter ended December 25, 2010, that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Equity Compensation Plan Information

        The following table summarizes information about the 1990 Adolph Coors Equity Incentive Plan, the Equity Compensation Plan for Non-Employee Directors and the Molson Coors Brewing Company Incentive Compensation Plan (collectively the "Plans") as of December 25, 2010. All outstanding awards shown in the table below relate to our Class B common stock.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders(1)	6,789,977	$37.92	4,778,784
Equity compensation plans not approved by security holders	None	None	None

(1)
We may issue securities under the Plans in forms other than options, warrants or rights. Under the Plans, we may issue restricted stock units ("RSUs"), deferred stock units ("DSUs"), and performance units ("PUs").

        As of December 25, 2010, there were also RSUs, DSUs and PUs outstanding. See Part II—Item 8 Financial Statements and Supplementary Data, Note 14 "Share-Based Payments" of the Notes to the Consolidated Financial Statements for further discussion.

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

        The following are filed as a part of this Report on Form 10-K

  (1)
  Management's Report to Stockholders

    Report of Independent Registered Public Accounting Firm

    Consolidated Statements of Income for the three years ended December 25, 2010, December 26, 2009 and December 28, 2008

    Consolidated Balance Sheets at December 25, 2010 and December 26, 2009

    Consolidated Statements of Cash Flows for the three years ended December 25, 2010, December 26, 2009 and December 28, 2008

    Consolidated Statements of Stockholders' Equity and Noncontrolling Interest for the three years ended December 25, 2010, December 26, 2009 and December 28, 2008

    Notes to Consolidated Financial Statements

  (2)
  Schedule II—Valuation and Qualifying Accounts for the three years ended December 25, 2010, December 26, 2009 and December 28, 2008

  (3)
  Exhibit list

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Document Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Molson Coors Brewing Company.	Schedule 14A	Annex G	December 9, 2004
3.2	Third Amended and Restated Bylaws of Molson Coors Brewing Company.	10-Q	3.1	August 4, 2009
4.1.1	Indenture, dated as of May 7, 2002, by and among the Issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.1	May 15, 2002
4.1.2	First Supplemental Indenture, dated as of May 7, 2002 by and among the issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.2	May 15, 2002
4.1.3	Fourth Supplemental Indenture, dated as of April 10, 2007, by and among the issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.1	August 7, 2007
4.1.4	Fifth Supplemental Indenture, dated as of February 1, 2008 by and among the issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.4	February 22, 2008
4.1.5	Sixth Supplemental Indenture dated as of May 23, 2008, to the Indenture dated May 7, 2002, by and among Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee.	10-Q	4.1	August 6, 2008

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Document Description	Form	Exhibit	Filing Date
4.1.6	Seventh Supplemental Indenture dated as of June 27, 2008, to the Indenture dated May 7, 2002, by and among Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee.	10-Q	4.2	August 6, 2008
4.1.7	Eighth Supplemental Indenture dated as of June 30, 2008, to the Indenture dated May 7, 2002, by and among Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee.	10-Q	4.3	August 6, 2008
4.2	Registration Rights Agreement, dated as of February 9, 2005, among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969.	8-K	99.2	February 15, 2005
4.3.1	Indenture dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and TD Banknorth, National Association and the Canada Trust Company as co-trustees.	S-4	4.1	October 19, 2005
4.3.2	First Supplemental Indenture dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and TD Banknorth, National Association as trustee.	S-4	4.2	October 19, 2005
4.3.3	Second Supplemental Indenture dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and The Canada Trust Company as trustee.	S-4	4.3	October 19, 2005

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Document Description	Form	Exhibit	Filing Date
4.3.4	Third Supplemental Indenture dated as of April 10, 2007, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and The Canada Trust Company as trustee.	10-Q	4.2	August 7, 2007
4.3.5	Fourth Supplemental Indenture dated as of February 1, 2008, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and The Canada Trust Company as trustee.	10-K	4.12	February 22, 2008
4.3.6	Fifth Supplemental Indenture dated as of May 23, 2008, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, Bank of New York Trust Company, as trustee, and Computershare Trust Company of Canada, as Canadian trustee.	10-Q	4.4	August 6, 2008
4.3.7	Sixth Supplemental Indenture dated as of June 27, 2008, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, Bank of New York Trust Company, as trustee, and Computershare Trust Company of Canada, as Canadian trustee.	10-Q	4.5	August 6, 2008
4.3.8	Seventh Supplemental Indenture dated as of June 30, 2008, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, Bank of New York Trust Company, as trustee, and Computershare Trust Company of Canada, as Canadian trustee.	10-Q	4.6	August 6, 2008
4.4	Registration Rights Agreement dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated as representatives of the several initial purchasers named in the related Purchase Agreement.	S-4	4.5	October 19, 2005

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Document Description	Form	Exhibit	Filing Date
4.5		Exchange Offer Agreement dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and BMO Nesbitt Burns Inc., TD Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc., Deutsche Bank Securities Limited, J.P. Morgan Securities Canada Inc., and Morgan Stanley Canada Limited, as the initial purchasers named in the related Canadian Purchase Agreement.	10-Q	4.7	November 4, 2005
4.6.1		Indenture, dated as of June 15, 2007, among Molson Coors Brewing Company, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee.	8-K	4.1	June 21, 2007
4.6.2		First Supplemental Indenture, dated as of June 15, 2007, among Molson Coors Brewing Company, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee.	8-K	4.2	June 21, 2007
4.6.3		Second Supplemental Indenture, dated as of January 31, 2008, among Molson Coors Brewing Company, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee.	10-K	4.19	February 22, 2008
4.6.4		Third Supplemental Indenture, dated as of February 1, 2008, among Molson Coors Brewing Company, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee.	10-K	4.2	February 22, 2008
4.6.5		Fourth Supplemental Indenture dated as of May 23, 2008, to the Indenture dated June 15, 2007, among Molson Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.7	August 6, 2008
4.6.6		Fifth Supplemental Indenture dated as of June 27, 2008, to the Indenture dated June 15, 2007, among Molson Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.8	August 6, 2008
4.6.7		Sixth Supplemental Indenture dated as of June 30, 2008, to the Indenture dated June 15, 2007, among Molson Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.9	August 6, 2008
4.14		CAD 900,000,000 in aggregate principal amount of 5.00% Notes due 2015.	10-Q	4.5	November 4, 2005
10.1	*	Adolph Coors Company 1990 Equity Incentive Plan effective August 14, 2003, As Corrected and Conformed June 30, 2004.	10-Q	10.1	August 6, 2004
10.2		Form of CBC Distributorship Agreement.	10-K	10.20	March 28, 1997

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Document Description	Form	Exhibit	Filing Date
10.3	*	Adolph Coors Company Equity Compensation Plan for Non-Employee Directors, Amended and Restated effective November 13, 2003, As Corrected and Conformed June 30, 2004.	10-Q	10.3	August 6, 2004
10.4		Adolph Coors Company Water Augmentation Plan.	10-K	10.12	December 31, 1989
10.5	*	Adolph Coors Company Deferred Compensation Plan, as Amended and Restated effective January 1, 2002, as Corrected and Conformed June 30, 2004.	10-Q	10.16	August 6, 2004
10.6.1	*	Employment Agreement by and among Molson Coors Brewing Company and W. Leo Kiely III, dated June 27, 2005.	8-K	99.1	July 1, 2005
10.6.2	*	First Amendment to Employee Agreement between Molson Coors Brewing Company and W. Leo Kiely III, dated August 1, 2007.	10-Q	10.15	August 7, 2007
10.6.3	*	Second Amendment to Employment Agreement between Molson Coors Brewing Company and W. Leo Kiely III, dated February 8, 2009	10-K	10.60	February 25, 2009
10.7.1		Credit Agreement, dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montréal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender.	8-K	99.1	March 7, 2005
10.7.2		First Amendment dated as of August 31, 2006 to the Credit Agreement ("Credit Agreement") dated as of March 2, 2005, among Molson Coors Brewing Company (the "Company"), the subsidiaries of the Company from time to time party thereto, the lenders from time to time party thereto (the "Lenders"), Wachovia Bank, N.A., as administrative agent for the Lenders, and Bank of Montréal, as Canadian administrative agent for the Lenders.	10-Q	10.2	November 2, 2006
10.7.3		Reaffirmation Agreement dated as of August 31, 2006 among the Borrowers and Guarantors identified on the signatures pages thereof, and Wachovia Bank, N.A., as administrative agent for the Lenders under the Credit Agreement identified in Exhibit 10.2 to Form 10-Q filed November 2, 2006.	10-Q	10.3	November 2, 2006
10.7.4
		Second Amendment dated as of August 31, 2006 to the Credit Agreement ("Credit Agreement") dated as of March 2, 2005, among Molson Coors Brewing Company (the "Company"), the subsidiaries of the Company from time to time party thereto, the lenders from time to time party thereto (the "Lenders"), Wachovia Bank, N.A., as administrative agent for the Lenders, and Bank of Montréal, as Canadian administrative agent for the Lenders.				X

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Document Description	Form	Exhibit	Filing Date
10.7.5	Confirmation, dated as of March 8, 2007, to the Credit Agreement, dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montréal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender.	10-Q	10.1	August 7, 2007
10.7.6
	Third Amendment dated as of July 9, 2010 to the Credit Agreement ("Credit Agreement") dated as of March 2, 2005, among Molson Coors Brewing Company (the "Company"), the subsidiaries of the Company from time to time party thereto, the lenders from time to time party thereto (the "Lenders"), Wachovia Bank, N.A., as administrative agent for the Lenders, and Bank of Montréal, as Canadian administrative agent for the Lenders.				X
10.7.7	Letter of Agreement dated July 15, 2010 among Molson Coors Brewing Company, Bank of Montreal and Wells Fargo Bank, supplementing Credit Agreement dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montréal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender.	10-Q	10.1	November 4, 2010
10.8.1	Subsidiary Guarantee Agreement, dated as of March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc. Molson Coors Canada Inc. and Coors Brewers Limited, each subsidiary of the Company listed on Schedule I thereto and Wachovia Bank, National Association, as Administrative Agent, on behalf of the Lenders under the Credit Agreement referred to above.	8-K	99.2	March 7, 2005
10.8.2	Supplement Nos. 1, 2, 3, 4, 5 and 6, dated as of April 9, 2007, to the Subsidiary Guarantee Agreement, dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montréal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender.	10-Q	10.2	August 7, 2007

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Document Description	Form	Exhibit	Filing Date
10.8.3		Supplement No. 7, dated as of September 30, 2010, to the Subsidiary Guarantee Agreement dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc., Coors Brewers Limited and Molson Coors International General, ULC; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montréal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender.	10-Q	10.2	November 4, 2010
10.9	*	Form of Executive Continuity and Protection Program Letter Agreement.	10-Q	10.7	May 11, 2005
10.10.1		Employment Agreements by and among Coors Brewing Ltd. and Peter Swinburn, dated March 20, 2002 and April 12, 2005.	10-Q	10.1	August 4, 2006
10.11	*	Employment Agreement by and among Molson Inc. and Kevin Boyce dated February 6, 2004.	10-Q	10.2	August 4, 2006
10.12	*	Form of Performance Share Grant Agreement granted pursuant to the Molson Coors Incentive Compensation Plan.	10-Q	10.4	August 4, 2006
10.13	*	Form of Restricted Stock Unit Agreement granted pursuant to the Molson Coors Incentive Compensation Plan.	10-Q	10.5	August 4, 2006
10.14	*	Molson Coors Brewing Company Change in Control Protection Program.	8-K	10.29	May 23, 2007
10.15.1		Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a warrant transaction entered into between Citibank, N.A. and Molson Coors Brewing Company.	10-Q	10.3	August 7, 2007
10.15.2		Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a warrant transaction entered into between Citibank, N.A., as its agent, and Molson Coors Brewing Company.	10-Q	10.9	August 7, 2007
10.16.1		Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a share option transaction entered into between Citibank, N.A. and Molson Coors Brewing Company.	10-Q	10.4	August 7, 2007
10.16.2		Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a share option transaction entered into between Citibank, N.A., as its agent, and Molson Coors Brewing Company.	10-Q	10.10	August 7, 2007
10.17.1		Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a warrant transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.	10-Q	10.5	August 7, 2007

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Document Description	Form	Exhibit	Filing Date
10.17.2	Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to warrant transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.	10-Q	10.11	August 7, 2007
10.18.1	Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a share option transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.	10-Q	10.6	August 7, 2007
10.18.2	Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a share option transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.	10-Q	10.12	August 7, 2007
10.19.1	Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a warrant transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.	10-Q	10.7	August 7, 2007
10.19.2	Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a warrant transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.	10-Q	10.13	August 7, 2007
10.20.1	Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a share option transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.	10-Q	10.8	August 7, 2007
10.20.2	Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a share option transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.	10-Q	10.14	August 7, 2007
10.21.1	Joint Venture Agreement, dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC	8-K	10.1	December 21, 2007
10.21.2	Amendment No. 1 to Joint Venture Agreement dated as of April 4, 2008, to the Joint Venture Agreement dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC.	10-Q	10.1	August 6, 2008
10.21.3	Amendment No. 2 to Joint Venture Agreement dated as of April 4, 2008, to the Joint Venture Agreement dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC.	10-Q	10.2	August 6, 2008

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Document Description	Form	Exhibit	Filing Date
10.21.4		Amendment No. 3 to Joint Venture Agreement dated as of July 1, 2008, to the Joint Venture Agreement dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC	10-Q	10.3	August 6, 2008
10.22.1	*	Employment agreement between Molson Coors Brewing Company and Peter Swinburn dated April 22, 2008.	10-Q	10.1	May 7, 2008
10.22.2	*	Employment Agreement by and among Molson Coors Brewing Company and Peter Swinburn effective July 1, 2008.	10-Q	10.1	November 7, 2008
10.23	*	Retention agreement between Molson Coors Brewing Company and Kevin Boyce dated April 23, 2008.	10-Q	10.2	May 7, 2008
10.24	*	Employment Agreement by and among Molson Coors Brewing Company and Stewart Glendinning effective July 1, 2008.	10-Q	10.2	November 7, 2008
10.25		Amended and Restated Operating Agreement of MillerCoors LLC, dated as of July 1, 2008	8-K	10.1	July 2, 2008
10.26	*	Form of Employee RSU Award Statement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.3	November 7, 2008
10.27	*	Separation Agreement between Molson Coors Brewing Company and Timothy V. Wolf, dated as of June 30, 2008	8-K	10.2	July 2, 2008
10.28	*	Form of Performance Share Plan Award Statement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan	10-Q	10.4	November 7, 2008
10.29	*	Amended and Restated Directors' Stock Plan effective January 1, 2008.	10-Q	10.5	November 7, 2008
10.30	*	Form of Director RSU Award Statement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.6	November 7, 2008
10.31	*	Molson Coors Brewing Company Amended and Restated Change in Control Protection Program effective January 1, 2008	10-Q	10.7	November 7, 2008
10.32	*	Amended and Restated Employment Agreement between Molson Coors Brewing Company and Peter H. Coors, dated December 31, 2008.	10-Q	10.1	May 6, 2009
10.33	*	Employment Agreement between Molson Coors Brewing Company and Peter H. Coors dated January 1, 2009.	10-Q	10.2	May 6, 2009
10.34	*	Letter Agreement between Coors Brewing Company, Molson Coors Brewing Company and Peter H. Coors amending (1) the Amended Salary Continuation Agreement between Coors Brewing Company and Peter H. Coors dated July 1, 1991 (as subsequently amended), and (2) the Molson Coors Brewing Excess Benefit Plan, as restated effective June 30, 2008 (as subsequently amended), effective January 1, 2009.	10-Q	10.1	May 6, 2009

Incorporated by Reference
Exhibit Number						Filed Herewith
		Document Description	Form	Exhibit	Filing Date
10.35	*	2009 Long-Term Incentive Performance Unit Plan (under the Molson Coors Brewing Company Incentive Compensation Plan)	10-K	10.64	February 19, 2010
10.36		Molson Inc. 1988 Canadian Stock Option Plan, as revised	S-8	4.3	February 8, 2005
10.37	*	Molson Coors Brewing Company Incentive Compensation Plan- Amended and Restated effective June 2, 2010.	Schedule 14A	Appendix B	April 20, 2010
10.38.1		Indenture, dated as of October 6, 2010, by and among the Issuer, the Guarantors and Computershare Trust Company of Canada, as trustee.				X
10.38.2		First Supplemental Indenture, dated as of October 6, 2010, by and among the Issuer, the Guarantors and Computershare Trust Company of Canada, as trustee.				X
18		Preferability letter from PricewaterhouseCoopers LLP				X
21		Subsidiaries of the Registrant.				X
23		Consent of Independent Registered Public Accounting Firm.				X
23.1		Consent of Independent Registered Public Accounting Firm.				X
31.1		Section 302 Certification of Chief Executive Officer				X
31.2		Section 302 Certification of Chief Financial Officer				X
32		Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (18 U.S.C. Section 1350).				X
99		Audited Consolidated Financial Statements of MillerCoors LLC				X
and Subsidiaries
101.INS	**	XBRL Instance Document				X
101.SCH	**	XBRL Taxonomy Extension Schema Document				X
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document				X

*
Represents a management contract or compensatory plan or arrangement.

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations for the years ended December 25, 2010, December 26, 2009 and December 28, 2008, (ii) the Condensed Consolidated Balance Sheet at December 25, 2010 and December 26, 2009, and (iii) the Condensed Consolidated Statement of Cash Flows for the years ended December 25,

  2010, December 26, 2009 and December 28, 2008. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(b)   Exhibits

        The exhibits at 15(a) (3) above are filed pursuant to the requirements of Item 601 of Regulation S-K.

(c)   Other Financial Statement Schedules

SCHEDULE II

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Assumed by MillerCoors(2)	Foreign exchange impact	Balance at end of year
Allowance for doubtful accounts—trade accounts receivable
Year ended:
December 25, 2010	$10.1	$3.8	$(6.2)	$—	$(0.3)	$7.4
December 26, 2009	$7.9	$5.0	$(3.6)	$—	$0.8	$10.1
December 28, 2008	$8.8	$5.1	$(3.3)	$(0.1)	$(2.6)	$7.9
Allowance for doubtful accounts—current trade loans
Year ended:
December 25, 2010	$2.8	$1.4	$(1.7)	$—	$—	$2.5
December 26, 2009	$3.3	$1.4	$(2.1)	$—	$0.2	$2.8
December 28, 2008	$3.2	$2.5	$(1.3)	$—	$(1.1)	$3.3
Allowance for doubtful accounts—long-term trade loans
Year ended:
December 25, 2010	$7.3	$4.0	$(4.5)	$—	$(0.2)	$6.6
December 26, 2009	$8.1	$4.1	$(5.6)	$—	$0.7	$7.3
December 28, 2008	$7.9	$6.2	$(3.2)	$—	$(2.8)	$8.1
Allowance for obsolete supplies
Year ended:
December 25, 2010	$4.1	$0.4	$(0.3)	$—	$(0.1)	$4.1
December 26, 2009	$4.6	$—	$(0.9)	$—	$0.4	$4.1
December 28, 2008	$13.1	$1.7	$(1.0)	$(7.5)	$(1.7)	$4.6
Deferred tax valuation account
Year ended:
December 25, 2010	$19.6	$18.6	$(0.3)	$—	$1.1	$39.0
December 26, 2009	$12.9	$15.1	$(10.6)	$—	$2.2	$19.6
December 28, 2008	$21.6	$—	$(5.0)	$—	$(3.7)	$12.9

(1)
Amounts related to write-offs of uncollectible accounts, claims or obsolete inventories and supplies. Amounts related to the deferred tax asset valuation allowance are primarily due to the deconsolidation of Brewers' Retail Inc, capital loss carryforwards generated by coffee credit settlements in discontinued operations, and re-evaluations of deferred tax assets.

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

By	/s/ PETER H. COORS Peter H. Coors	Chairman
By	/s/ ANDREW T. MOLSON Andrew T. Molson	Vice Chairman
By	/s/ FRANCESCO BELLINI Francesco Bellini	Director
By	/s/ ROSALIND G. BREWER Rosalind G. Brewer	Director
By	/s/ JOHN E. CLEGHORN John E. Cleghorn	Director
By	/s/ CHARLES M. HERINGTON Charles M. Herington	Director
By	/s/ FRANKLIN W. HOBBS Franklin W. Hobbs	Director
By	/s/ GEOFF MOLSON Geoff Molson	Director
By	/s/ IAIN NAPIER Iain Napier	Director

By	/s/ DAVID P. O'BRIEN David P. O'Brien	Director
By	/s/ CHRISTIEN COORS FICELI Christien Coors Ficeli	Director
By	/s/ H. SANFORD RILEY H. Sanford Riley	Director
By	/s/ BRIAN GOLDNER Brian Goldner	Director

February 21, 2011