Form 10-Q
period 2011-03-26
MOLSON COORS BREWING CO
filed 2011-05-04
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 26, 2011
OR
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

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 28, 2011:

Class A Common Stock—2,583,794 shares
Class B Common Stock—162,146,978 shares

          Exchangeable shares:

          As of April 28, 2011, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A Exchangeable shares—2,939,789 shares
Class B Exchangeable shares—19,283,614 shares

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

        Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to those described under the heading "Risk Factors", elsewhere throughout this report, and those described from time to time in our future reports filed with the Securities and Exchange Commission. Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Thirteen Weeks Ended
	March 26, 2011	March 27, 2010
Sales	$997.3	$947.0
Excise taxes	(306.9)	(286.0)

Net sales	690.4	661.0
Cost of goods sold	(427.2)	(404.4)

Gross profit	263.2	256.6
Marketing, general and administrative expenses	(238.4)	(237.5)
Special items, net	—	(2.6)
Equity income in MillerCoors	101.2	91.0

Operating income (loss)	126.0	107.5
Interest income (expense), net	(26.8)	(24.4)
Other income (expense), net	(0.7)	(8.6)

Income (loss) from continuing operations before income taxes	98.5	74.5
Income tax benefit (expense)	(16.1)	(11.7)

Net income (loss) from continuing operations	82.4	62.8
Income (loss) from discontinued operations, net of tax	0.3	42.6

Net income (loss) including noncontrolling interests	82.7	105.4
Less: Net (income) loss attributable to noncontrolling interests	0.2	(0.8)

Net income (loss) attributable to Molson Coors Brewing Company	$82.9	$104.6

Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.44	$0.33
From discontinued operations	—	0.23

Basic net income per share	$0.44	$0.56

Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.44	$0.33
From discontinued operations	—	0.23

Diluted net income per share	$0.44	$0.56

Weighted average shares—basic	186.9	185.5
Weighted average shares—diluted	188.7	187.2
Amounts attributable to Molson Coors Brewing Company
Net income (loss) from continuing operations	$82.6	$62.0
Income (loss) from discontinued operations, net of tax	0.3	42.6

Net income (loss) attributable to Molson Coors Brewing Company	$82.9	$104.6

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

(UNAUDITED)

	As of
	March 26, 2011	December 25, 2010
Assets
Current assets:
Cash and cash equivalents	$1,081.7	$1,217.6
Accounts receivable, net	493.8	570.8
Other receivables, net	177.8	158.7
Inventories:
Finished, net	150.1	134.3
In process	18.4	16.6
Raw materials	37.2	32.1
Packaging materials, net	11.3	12.0

Total inventories, net	217.0	195.0
Other assets, net	99.3	78.2
Discontinued operations	0.3	0.6

Total current assets	2,069.9	2,220.9
Properties, net	1,429.0	1,388.7
Goodwill	1,545.5	1,489.1
Other intangibles, net	4,798.7	4,655.1
Investment in MillerCoors	2,693.2	2,574.1
Deferred tax assets	152.1	188.2
Notes receivable, net	42.6	43.0
Other assets	138.3	138.5

Total assets	$12,869.3	$12,697.6

Liabilities and equity
Current liabilities:
Accounts payable	$220.6	$268.2
Accrued expenses and other liabilities	780.6	831.0
Deferred tax liabilities	293.4	219.6
Current portion of long-term debt and short-term borrowings	2.0	1.1
Discontinued operations	14.3	14.0

Total current liabilities	1,310.9	1,333.9
Long-term debt	2,003.2	1,959.6
Pension and post-retirement benefits	470.0	458.6
Derivative hedging instruments	446.6	404.8
Deferred tax liabilities	349.7	466.7
Unrecognized tax benefits	79.3	80.8
Other liabilities	131.9	126.4
Discontinued operations	24.7	24.2

Total liabilities	4,816.3	4,855.0
Commitments and contingencies (Note 15)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, voting, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares at March 26, 2011 and December 25, 2010)	—	—
Class B common stock, non-voting, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 162.1 shares and 162.0 shares at March 26, 2011 and December 25, 2010, respectively)	1.6	1.6
Class A exchangeable shares, no par value (issued and outstanding: 2.9 shares and 3.0 shares at March 26, 2011 and December 25, 2010, respectively)	110.5	111.2
Class B exchangeable shares, no par value (issued and outstanding: 19.3 shares and 19.2 shares at March 26, 2011 and December 25, 2010, respectively)	725.7	725.0
Paid-in capital	3,557.7	3,548.4
Retained earnings	3,272.3	3,241.5
Accumulated other comprehensive income	341.6	171.1

Total Molson Coors Brewing Company stockholders' equity	8,009.4	7,798.8
Noncontrolling interests	43.6	43.8

Total equity	8,053.0	7,842.6

Total liabilities and equity	$12,869.3	$12,697.6

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

(UNAUDITED)

	Thirteen Weeks Ended
	March 26, 2011	March 27, 2010
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$82.7	$105.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51.0	53.1
Share-based compensation	8.3	8.9
Loss on sale or impairment of properties and intangibles	2.2	1.3
Deferred income taxes	1.5	3.3
Equity income in MillerCoors	(101.2)	(91.0)
Distributions from MillerCoors	101.2	91.0
Equity in net income of other unconsolidated affiliates	(3.2)	(2.1)
Distributions from other unconsolidated affiliates	6.5	—
Excess tax benefits from share-based compensation	(0.8)	(0.5)
Change in current assets and liabilities and other	(102.9)	(36.4)
(Gain) loss from discontinued operations	(0.3)	(42.6)

Net cash provided by operating activities	45.0	90.4

Cash flows from investing activities:
Additions to properties	(34.3)	(27.4)
Proceeds from sales of properties and intangible assets	1.2	1.5
Acquisition of businesses, net of cash acquired	(29.4)	—
Investment in MillerCoors	(277.2)	(298.2)
Return of capital from MillerCoors	177.5	199.5
Proceeds from settlements of derivative instruments	15.4	—
Trade loan repayments from customers	3.7	4.3
Trade loans advanced to customers	(2.6)	(2.5)
Other	1.1	—

Net cash used in investing activities	(144.6)	(122.8)

Cash flows from financing activities:
Exercise of stock options under equity compensation plans	4.3	4.8
Excess tax benefits from share-based compensation	0.8	0.5
Dividends paid	(52.1)	(44.7)
Proceeds from short-term borrowings	6.8	3.1
Net (payments) proceeds from revolving credit facilities	0.4	—
Change in overdraft balances and other	(10.3)	(3.0)

Net cash used in financing activities	(50.1)	(39.3)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(149.7)	(71.7)
Effect of foreign exchange rate changes on cash and cash equivalents	13.8	(5.9)
Balance at beginning of year	1,217.6	734.2

Balance at end of period	$1,081.7	$656.6

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

        Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating subsidiaries: MillerCoors LLC ("MillerCoors") which is accounted for by us under the equity method of accounting, Molson Coors Brewing Company (UK) Limited ("MCBC-UK"), Molson Coors Canada ("MCC") and our other operating entities as further described in Note 1 of the Notes to the Audited Consolidated Financial Statements (the "Notes") included in our Annual Report on Form 10-K for the year ended December 25, 2010 ("Annual Report").

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

        These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes. The results of operations for the thirteen week period ended March 26, 2011, are not necessarily indicative of the results that may be achieved for the full fiscal year.

        During the fourth quarter of 2010, we changed the classification of returnable bottles and pallets to noncurrent assets within Properties, which were previously classified as current assets within Inventories, Packaging Materials, and have applied it retrospectively in accordance with U.S. GAAP.

        MCBC follows a 52/53 week fiscal reporting calendar. The first fiscal quarter of 2011 and 2010 consisted of thirteen weeks ended on March 26, 2011 and March 27, 2010, respectively. Fiscal year 2011 consists of 53 weeks ending on December 31, 2011 and fiscal year 2010 consisted of the 52 weeks ended December 25, 2010.

        Unless otherwise indicated, first quarter refers to the thirteen week periods ended March 26, 2011 and March 27, 2010.

        MillerCoors follows a monthly reporting calendar. The first quarter of 2011 and 2010 consisted of three months ended March 31, 2011 and March 31, 2010, respectively.

        Our significant accounting policies are presented in Note 1 of the Notes and did not significantly change in the first quarter of 2011. These policies include our treatment of the allowance for credit losses on our United Kingdom trade loan portfolio. This allowance is maintained to provide for probable loan losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred at the balance sheet date. We establish our allowance through a provision for loan losses charged against earnings and recorded in general & administrative expenses. Loan balances that are written off are recorded against the allowance as a write-off. A rollforward of the allowance for the quarter ended March 26, 2011 is as follows (in millions):

Balance at December 25, 2010	$9.1
Additions charged to expense	0.9
Write-offs	(0.5)
Foreign currency and other adjustments	0.3

Balance at March 26, 2011	$9.8

2. New Accounting Pronouncements

Adoption of New Accounting Pronouncements

Goodwill Impairment Analysis

        In December 2010, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to the evaluation of Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts, which requires an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. Upon adoption of the guidance, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units' goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting units. The guidance was effective for our first quarter 2011. The adoption of this guidance did not impact our financial results.

3. Segment Reporting

        Our reportable segments consist of Canada, the United States ("U.S.") and the United Kingdom ("U.K.") and our non-reportable segment and other business activities include Molson Coors International ("MCI") and Corporate.

        The following table sets forth net sales by segment:

	Thirteen Weeks Ended
	March 26, 2011	March 27, 2010
	(In millions)
Canada	$393.8	$390.2
U.K.	274.7	255.0
MCI and Corporate	21.9	15.8

Consolidated	$690.4	$661.0

        Across each of our segments, no single customer accounted for more than 10% of our sales. Net sales represent sales to third party external customers and affiliates. Unless otherwise disclosed, intersegment revenues are insignificant and eliminated in consolidation.

        The following table sets forth income (loss) from continuing operations before income taxes by segment:

	Thirteen Weeks Ended
	March 26, 2011	March 27, 2010
	(In millions)
Canada	$52.2	$54.3
U.S.	101.2	91.0
U.K.	6.8	1.5
MCI and Corporate	(61.7)	(72.3)

Consolidated	$98.5	$74.5

        The following table sets forth total assets by segment:

	As of
	March 26, 2011	December 25, 2010
	(In millions)
Canada	$6,680.8	$6,548.9
U.S.	2,693.2	2,574.1
U.K.	2,254.1	2,276.2
MCI and Corporate	1,240.9	1,297.8
Discontinued operations	0.3	0.6

Total assets	$12,869.3	$12,697.6

4. Investments

        The investments included within this Note 4 include both equity method and consolidated investments. Those entities identified as variable interest entities ("VIEs") have been evaluated to determine whether we are the primary beneficiary. The VIEs included under Consolidated Investments are those for which we have concluded that we are the primary beneficiary and accordingly consolidate these entities. We have not provided any financial support to any of our VIEs during the quarter that we were not previously contractually obligated to provide.

        Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation.

Equity Investments

MillerCoors

        Summarized U.S. GAAP financial information for MillerCoors is as follows:

Condensed balance sheets

	As of
	March 31, 2011	December 31, 2010
	(In millions)
Current assets	$984.2	$815.9
Noncurrent assets	8,958.8	8,972.1

Total assets	$9,943.0	$9,788.0

Current liabilities	$870.9	$932.9
Noncurrent liabilities	1,241.7	1,273.4

Total liabilities	$2,112.6	2,206.3
Noncontrolling interests	36.4	30.5
Interest attributable to shareholders	7,794.0	7,551.2

Total liabilities and shareholders' investment	$9,943.0	$9,788.0

4. Investments (Continued)

Results of operations

	For the three months ended
	March 31, 2011	March 31, 2010
	(In millions)
Net sales	$1,699.1	$1,700.9
Cost of goods sold	(1,063.0)	(1,078.6)

Gross profit	$636.1	$622.3
Operating income	$238.7	$212.5
Net income attributable to MillerCoors	$234.7	$208.6

        The following represents MCBC's proportional share in net income attributable to MillerCoors reported under the equity method:

	Thirteen Weeks Ended
	March 26, 2011	March 27, 2010
Net income attributable to MillerCoors	$234.7	$208.6
MCBC economic interest	42%	42%

MCBC proportionate share of MillerCoors net income	98.6	87.6
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(1)	2.4	2.5
Share-based compensation adjustment(2)	0.2	0.9

Equity income in MillerCoors	$101.2	$91.0

(1)
Our net investment in MillerCoors is based on the carrying values of the net assets contributed to the joint venture which is less than our proportional share of underlying equity (42%) of MillerCoors (contributed by both Coors Brewing Company ("CBC") and Miller Brewing Company ("Miller")) by approximately $621 million. This difference is being amortized as additional equity income over the remaining useful lives of long-lived assets giving rise to the difference. For non-depreciable assets, such as goodwill, no adjustment is being recorded. This also includes the impact of impairments and other adjustments occurring since formation that affect the basis difference.

(2)
The net adjustment is to record all share-based compensation associated with pre-existing equity awards to be settled in Class B common stock held by former CBC employees now employed by MillerCoors and to eliminate all share-based compensation impacts related to preexisting SABMiller plc equity awards held by former Miller employees now employed by MillerCoors.

        During the first quarter of 2011, we had $8.0 million of sales of beer to MillerCoors and $2.5 million of purchases of beer from MillerCoors. During the first quarter of 2010, we had $8.5 million of sales of beer to MillerCoors and $2.0 million of purchases of beer from MillerCoors.

        For the first quarter of 2011, we recorded $1.4 million of service agreement and other charges to MillerCoors and $0.2 million of service agreement costs from MillerCoors. For the first quarter of 2010, we recorded $0.8 million of service agreement and other charges to MillerCoors and $0.4 million of service agreement costs from MillerCoors.

        As of March 26, 2011 and December 25, 2010, we had $4.0 million and $1.3 million of net receivables due from MillerCoors, included within Accounts receivable, net, related to the activities mentioned above.

Consolidated Investments

        The following summarizes the assets and results of operations of our consolidated VIEs (including noncontrolling interests). None of our consolidated VIEs held debt as of March 26, 2011 or December 25, 2010.

	For the thirteen weeks ended/As of			As of	For the thirteen weeks ended
				December 25, 2010
	March 26, 2011				March 27, 2010
	Total Assets(1)	Revenues	Pre-tax income	Total Assets(1)	Revenues	Pre-tax income
	(In millions)
Grolsch(2)	$11.5	$5.2	$0.7	$14.1	$6.7	$1.0
Cobra	$34.5	$8.3	$1.0	$32.7	$9.2	$1.4
Granville Island(3)	$—	$—	$—	$—	$5.2	$0.3

(1)
Excludes receivables from the Company.

(2)
Substantially all such sales for Grolsch are made to the Company and as such, are eliminated in consolidation.

(3)
During the second quarter of 2010, we acquired 100% of the outstanding stock and, as a result, Granville Island is no longer classified as a VIE.

5. Share-Based Payments

        During the first quarter of 2011 and 2010, we recognized share-based compensation expense related to the following Class B common stock awards to certain directors, officers, and other eligible employees, pursuant to the Molson Coors Brewing Company Incentive Compensation Plan ("Incentive Compensation Plan"): restricted stock units ("RSU"), deferred stock units ("DSU"), performance units ("PU"), stock options, and stock-only stock appreciation rights ("SOSAR").

        The following table summarizes components of the share-based compensation recorded as expense:

	Thirteen Weeks Ended
	March 26, 2011	March 27, 2010
	(In millions)
Stock options and SOSARs
Pre-tax compensation expense	$2.8	$3.8
Tax benefit	(0.8)	(1.1)

After-tax compensation expense	$2.0	$2.7

RSUs and DSUs
Pre-tax compensation expense	$2.3	$4.0
Tax benefit	(0.5)	(1.1)

After-tax compensation expense	$1.8	$2.9

PUs
Pre-tax compensation expense	$3.0	$1.4
Tax benefit	(0.9)	(0.3)

After-tax compensation expense	$2.1	$1.1

Total after-tax compensation expense	$5.9	$6.7

        During the first quarter of 2011, we granted 0.7 million stock options, 0.2 million RSUs and 0.6 million PUs, all of which were outstanding as of March 26, 2011.

        The mark-to-market share-based compensation expense before tax, related to MCBC share-based awards granted to former CBC employees now employed by MillerCoors, recorded during the first quarter of 2011 and 2010, was a benefit of $0.2 million and an expense of $0.4 million, respectively. These amounts are included in the table above.

5. Share-Based Payments (Continued)

        As of March 26, 2011, there was $41.5 million of total unrecognized compensation expense related to non-vested shares from share-based compensation arrangements granted under the Incentive Compensation Plan. This compensation expense is expected to be recognized over a weighted-average period of approximately 1.4 years.

        The following table represents the summary of stock options and SOSARs outstanding as of March 26, 2011, and the activity during the first quarter of 2011:

	Outstanding options	Weighted-average exercise price per share	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 25, 2010	6.8	$37.92	4.89	$91.6
Granted	0.7	$44.24
Exercised	(0.2)	$35.66
Forfeited	—	$—

Outstanding as of March 26, 2011	7.3	$38.54	5.19	$54.7

Excercisable at March 26, 2011	5.6	$36.69	4.05	$51.9

        The total intrinsic value of options exercised during the first quarter of 2011 and the first quarter of 2010 was $1.5 million and $1.6 million, respectively. During the first quarter of 2011, cash received from stock option exercises was $4.3 million and the total net tax benefit to be realized for the tax deductions from these option exercises was $0.5 million.

        The following table represents non-vested RSUs, DSUs and PUs as of March 26, 2011, and the activity during the first quarter of 2011:

	RSUs and DSUs		PUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)		(In millions, except per unit amounts)
Non-vested as of December 25, 2010	0.8	$49.41	2.2	$9.45
Granted	0.2	$40.14	0.6	$13.51
Vested	—	$—	—	$—
Forfeited	—	$—	—	$—

Non-vested as of March 26, 2011	1.0	$46.44	2.8	$10.62

        The fair values of each option granted in the first quarters of 2011 and 2010, respectively, were determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Thirteen Weeks Ended	For the Thirteen Weeks Ended
	March 26, 2011	March 27, 2010
Risk-free interest rate	2.55%	2.96%
Dividend yield	2.52%	2.22%
Volatility range	25.26%-28.11%	27.2%-29.5%
Weighted-average volatility	26.37%	27.86%
Expected term (years)	4.0-7.7	5.0-7.0
Weighted-average fair market value	$9.66	$10.97

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

        As of March 26, 2011, there were 3.7 million shares of our Class B common stock available for the issuance of stock options, SOSARs, RSUs, DSUs, PUs and performance share units under the Incentive Compensation Plan.

6. Unusual or Infrequent Items

        We have incurred charges or gains that we believe are not indicative of our normal, core operations. As such, we have separately classified these costs as special operating items.

Summary of Special Items

        The table below summarizes special items recorded by segment:

	Thirteen Weeks Ended
	March 26, 2011	March 27, 2010
	(In millions)
Canada
Restructuring, exit and other related costs associated with the Edmonton and Montreal breweries(1)	$—	$0.7
Ontario Retiree Pension incentive(2)	0.1	1.2
Special termination benefits(3)	2.7	—
Flood insurance reimbursement(4)	(0.6)	—
U.K.
Restructuring charge(5)	0.3	0.9
Release of non-income-related tax reserve(6)	(2.5)	—
Other(7)	—	(0.3)
MCI and Corporate
Costs associated with outsourcing and other strategic initiatives	—	0.1

Total special items	$—	$2.6

(1)
During the first quarter of 2010, the Canada segment recognized expenses for restructuring costs associated with employee terminations and impairment of assets at the Montreal and Edmonton breweries.

(2)
During the fourth quarter of 2009, the Toronto Brewery Union ratified a Collective Bargaining Agreement ("CBA") with MCC. The agreement includes changes to the Ontario-Atlantic Hourly Defined Benefit pension plan including special termination benefits. During the first quarters of 2011 and 2010, MCC recognized special termination benefits related to these changes.

(3)
In the first quarter of 2011, the Canada segment recognized special termination benefits as the Montreal Brewery and Distribution group ratified a CBA with MCC. The agreement includes special termination benefits offered to eligible employees upon election for early retirement.

(4)
During the first quarter of 2011, we received insurance proceeds in excess of expense incurred to date related to flood damages at our Toronto offices.

(5)
During the first quarters of 2011 and 2010, the U.K. segment recognized employee termination costs related to supply chain restructuring activity and company-wide efforts to increase efficiency in certain finance, information technology and human resource activities by outsourcing portions of those functions.

(6)
During 2009, the U.K. segment established a non-income-related tax reserve of $10.4 million that was recorded as a special item. The amount recorded in the first quarter of 2011 represents a release of a portion of this reserve.

(7)
During the first quarter of 2010, the U.K. segment recognized a gain due to the release of an accrual related to a potential repayment of a government grant.

        The table below summarizes the activity in the restructuring accruals:

	Severance and other employee-related costs
	Canada	U.K.	Total
	(In millions)
Balance at December 25, 2010	$0.2	$2.2	$2.4
Charges incurred	—	—	—
Payments made	(0.1)	—	(0.1)
Foreign currency and other adjustments	—	0.1	0.1

Balance at March 26, 2011	$0.1	$2.3	$2.4

7. Other Income and Expense

        The table below summarizes other income and expense:

	Thirteen Weeks Ended
	March 26, 2011	March 27, 2010
	(In millions)
Gain (loss) from Foster's swap and related financial instruments(1)	$0.8	$(6.9)
Gain (loss) from other foreign exchange and derivative activity	(0.7)	(2.2)
Environmental reserve	(0.2)	—
Other, net	(0.6)	0.5

Other income (expense), net	$(0.7)	$(8.6)

(1)
During January of 2011, we settled the remaining Foster's swap and related financial instruments.

8. Discontinued Operations

        In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. We recognized a gain of $42.6 million related to our settlement of a portion of our indemnity liabilities to FEMSA during the first quarter of 2010. During the first quarter of 2011, we recognized a gain of $0.3 million from discontinued operations associated with foreign exchange gains and losses related to indemnities we provided to FEMSA with regard to contingent tax and other liabilities, which are discussed further in Note 15 "Commitments and Contingencies."

9. Income Tax

        Our effective tax rate for the first quarter of 2011 was approximately 16%. We anticipate that our 2011 full year effective tax rate will be in the range of 17% to 21%. Our first quarter effective tax rate is lower than our anticipated full year rate primarily due to various discrete items in the first quarter of 2011.

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

9. Income Tax (Continued)

        As of December 25, 2010, we had $84.1 million of uncertain tax benefits. Since December 25, 2010, uncertain tax benefits increased by $3.0 million. This addition is net of increases due to additional uncertain tax benefits and interest accrued for the current year and decreases primarily due to fluctuation in foreign exchange rates, certain tax positions closing or being effectively settled, and payments made to tax authorities with regard to uncertain tax benefits during the first quarter of 2011. This results in a total uncertain tax benefit of $87.1 million as of March 26, 2011. Within the next 12 months, the Company expects to recognize approximately $7 million to $10 million of income tax expense related to uncertain tax positions.

        We file income tax returns in most of the federal, state, and provincial jurisdictions in the U.S., U.K., and Canada. In the U.S., tax years through 2006 are closed, while exam years 2007 and 2008 have been effectively settled and only remain open pending finalization of an Advanced Pricing Agreement. Tax years ended February 8, 2005, are closed or have been effectively settled through examination in Canada. Tax years through 2007 are closed or have been effectively settled through examination in the U.K.

10. Earnings per Share ("EPS")

        Basic net income per share was computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the additional dilutive effect of our potentially dilutive securities, which include stock options, SOSARs, RSUs, PUs, and DSUs, calculated using the treasury stock method.

        The following summarizes the effect of dilutive securities on diluted EPS:

	Thirteen Weeks Ended
	March 26, 2011	March 27, 2010
	(In millions, except per share amounts)
Amounts attributable to MCBC
Net income (loss) from continuing operations	$82.6	$62.0
Income (loss) from discontinued operations, net of tax	0.3	42.6

Net income (loss) attributable to MCBC	$82.9	$104.6

Weighted average shares for basic EPS	186.9	185.5
Effect of dilutive securities:
Options and SOSARs	1.0	0.9
RSUs, PUs and DSUs	0.8	0.8

Weighted average shares for diluted EPS	188.7	187.2

Basic net income (loss) per share:
Continuing operations attributable to MCBC	$0.44	$0.33
Discontinued operations attributable to MCBC	—	0.23

Net income attributable to MCBC	$0.44	$0.56

Diluted net income (loss) per share:
Continuing operations attributable to MCBC	$0.44	$0.33
Discontinued operations attributable to MCBC	—	0.23

Net income attributable to MCBC	$0.44	$0.56

Dividends declared and paid per share	$0.28	$0.24

10. Earnings per Share ("EPS") (Continued)

        The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on diluted earnings per share:

	Thirteen Weeks Ended
	March 26, 2011	March 27, 2010
	(In millions)
Stock options, SOSARs and RSUs(1)	0.4	1.0
Shares of Class B common stock issuable upon assumed conversion of the 2.5% Convertible Senior Notes(2)	10.5	10.5
Warrants to issue shares of Class B common stock(2)	10.5	10.5

	21.4	22.0

(1)
Exercise prices exceed the average market price of the common shares or are anti-dilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method.

(2)
We issued $575 million of senior convertible notes in June 2007. The impact of a net share settlement of the conversion amount at maturity will begin to dilute earnings per share when our stock price reaches $54.01. The impact of stock that could be issued to settle share obligations we could have under the warrants we issued simultaneously with the convertible notes issuance will begin to dilute earnings per share when our stock price reaches $68.59. The potential receipt of MCBC stock from counterparties under our purchased call options when and if our stock price is between $54.01 and $68.59 would be anti-dilutive and excluded from any calculations of earnings per share.

        We have no outstanding equity share awards that contain non-forfeitable rights to dividends on unvested shares.

11. Goodwill and Intangible Assets

        The following summarizes the change in goodwill for the first quarter of 2011 (in millions):

Balance at December 25, 2010	$1,489.1
Business acquisitions	7.3
Foreign currency translation	49.1

Balance at March 26, 2011	$1,545.5

        Goodwill was attributed to our segments as follows:

	As of
	March 26, 2011	December 25, 2010
	(In millions)
Canada	$769.7	$748.6
United Kingdom	766.6	731.4
MCI and Corporate	9.2	9.1

Consolidated	$1,545.5	$1,489.1

11. Goodwill and Intangible Assets (Continued)

        The following table presents details of our intangible assets, other than goodwill, as of March 26, 2011:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$325.1	$(169.9)	$155.2
Distribution rights	2 - 23	355.9	(232.0)	123.9
Patents and technology and distribution
channels	3 - 10	36.0	(27.4)	8.6
Land use rights and other	2 - 42	6.3	(0.2)	6.1
Intangible assets not subject to amortization:
Brands	Indefinite	3,457.6	—	3,457.6
Distribution networks	Indefinite	1,031.7	—	1,031.7
Other	Indefinite	15.6	—	15.6

Total		$5,228.2	$(429.5)	$4,798.7

        The following table presents details of our intangible assets, other than goodwill, as of December 25, 2010:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$297.3	$(159.6)	$137.7
Distribution rights	2 - 23	345.8	(221.6)	124.2
Patents and technology and distribution
channels	3 - 10	34.6	(25.5)	9.1
Land use rights and other	2 - 42	6.2	(0.1)	6.1
Intangible assets not subject to amortization:
Brands	Indefinite	3,359.2	—	3,359.2
Distribution networks	Indefinite	1,003.3	—	1,003.3
Other	Indefinite	15.5	—	15.5

Total		$5,061.9	$(406.8)	$4,655.1

        The changes in the gross carrying amounts of intangibles from December 25, 2010 to March 26, 2011, are due to the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies, and the acquisition of Sharp's Brewery Ltd. in the U.K. (approximately $18 million).

        Based on foreign exchange rates as of March 26, 2011, the following is our estimated amortization expense related to intangible assets for the next five years:

Amount
(In millions)
2011 - remaining	$30.1
2012	$36.2
2013	$35.1
2014	$35.1
2015	$32.4

        Amortization expense of intangible assets was $9.8 million and $11.0 million for the first quarter of 2011 and 2010, respectively.

        We are required to perform goodwill and indefinite-lived intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. We completed the required annual

11. Goodwill and Intangible Assets (Continued)

impairment testing during the third quarter of 2010 and determined that there were no impairments of goodwill or other indefinite-lived intangible assets. Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential impairment. No impairment losses were included in the goodwill or intangible asset balances as of March 26, 2011 or December 25, 2010.

12. Debt

        Our total long-term borrowings as of March 26, 2011 and December 25, 2010, were composed of the following:

	As of
	March 26, 2011	December 25, 2010
	(In millions)
Senior notes:
$850 million 6.375% notes due 2012	$44.6	$44.6
Canadian dollar ("CAD") 900 million 5.0% notes due 2015	917.9	892.6
$575 million 2.5% convertible notes due 2013(1)(2)	575.0	575.0
CAD 500 million 3.95% Series A notes due 2017	509.9	495.9
Less: unamortized debt discounts and other(2)	(44.2)	(48.5)

Total long-term debt (including current portion)	2,003.2	1,959.6
Less: current portion of long-term debt	—	—

Total long-term debt	$2,003.2	$1,959.6

Total fair value	$2,197.9	$2,137.6

(1)
The original conversion price for each $1,000 aggregate principal amount of notes was $54.76 per share of our Class B common stock, which represented a 25% premium above the stock price on the day of issuance of the notes and corresponded to the initial conversion ratio of 18.263 shares per each $1,000 aggregate principal amount of notes. The conversion ratio and conversion price are subject to adjustments for certain events and provisions, as defined in the indenture. As of August 26, 2010, our conversion price and ratio are $54.01 and 18.515 shares, respectively. Currently, the convertible debt's if-converted value does not exceed the principal.

(2)
During the first quarter of 2011 and first quarter of 2010, we incurred non-cash interest expense of $4.3 million and $4.2 million, respectively. We also incurred interest expense related to the 2.5% coupon rate of $3.6 million for both the first quarter of 2011 and 2010. The combination of non-cash and cash interest resulted in an effective interest rate of 5.97% and 6.06% for the first quarter of 2011 and 2010, respectively. As of March 26, 2011 and December 25, 2010, paid in capital in the equity section of our balance sheet includes $103.9 million, ($64.2 million net of tax), representing the equity component of the convertible debt. Further, as of March 26, 2011 and December 25, 2010, $42.0 and $46.3 million respectively of the unamortized debt discount and other balance relates to our $575 million convertible debt. We expect the unamortized discount to continue to amortize through 2013 resulting in non-cash interest expense of approximately $17 million to $18 million annually, thereby increasing the carrying value of the convertible debt to its $575 million face value at maturity in July 2013. The remaining $2.2 million as of March 26, 2011 and December 25, 2010, relates to unamortized debt premiums, discounts, and other on the additional debt balances.

        Our short-term borrowings at March 26, 2011 and December 25, 2010 were $2.0 million and $1.1 million, respectively. In the fourth quarter of 2010, Molson Coors Si'hai Brewing (China) Co., Ltd. ("MC-Si'hai") opened a short-term borrowing facility for Chinese Renminbi ("RMB") 7.0 million. The outstanding balance in USD under this RMB 7.0 million facility was $1.1 million as of both March 26, 2011 and December 25, 2010. We additionally had other short-term borrowings totaling $0.9 million at March 26, 2011.

12. Debt (Continued)

        Subsequent to quarter end, we entered into an agreement for a 4-year revolving multicurrency credit facility of $400 million, which provides a $100 million sub-facility available for the issuance of letters of credit. We incurred $2.1 million of issuance costs related to this agreement. Additionally, subsequent to quarter end and in connection with the new revolving credit facility, we terminated our $750 million revolving multicurrency bank credit facility, which was set to expire in August 2011. There were no outstanding borrowings on the $750 million credit facility as of March 26, 2011.

13. Derivative Instruments and Hedging Activities

        Our risk management and derivative accounting policies are presented in Note 18 of the Notes and did not significantly change during the first quarter of 2011.

Derivative Fair Value Measurements

        We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as MCBC's own non-performance risk. As of March 26, 2011 and December 25, 2010 these adjustments resulted in deferred net gains in accumulated other comprehensive income ("AOCI") of $2.4 million and $2.7 million, respectively, as the fair value of our derivatives were in net liability positions at both period ends.

        The table below summarizes our derivative assets and liabilities that were measured at fair value as of March 26, 2011 and December 25, 2010.

		Fair Value Measurements at March 26, 2011 Using
	Total carrying value at March 26, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(448.5)	$—	$(448.5)	$—
Foreign currency forwards	(25.1)	—	(25.1)	—
Commodity swaps	1.9	—	1.9	—

Total	$(471.7)	$—	$(471.7)	$—

		Fair Value Measurements at December 25, 2010 Using
	Total carrying value at December 25, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(412.2)	$—	$(412.2)	$—
Foreign currency forwards	(16.3)	—	(16.3)	—
Commodity swaps	(2.0)	—	(2.0)	—
Total return swaps	1.2	—	1.2	—
Option contracts	2.9	—	—	2.9

Total	$(426.4)	$—	$(429.3)	$2.9

13. Derivative Instruments and Hedging Activities (Continued)

        The table below summarizes derivative valuation activity using significant unobservable inputs (Level 3) (In millions):

Balance at December 25, 2010	$2.9
Total gains or losses (realized/unrealized)
Included in earnings (or change in net assets)	1.5
Included in AOCI	—
Purchases	—
Sales
Issuances	—
Settlements	(4.4)
Transfers in/out of Level 3	—

Balance at March 26, 2011	$—

        During the first quarter of 2011, we settled out of all of our option contracts that were classified as Level 3 as of December 25, 2010. As of March 26, 2011, we had no significant transfers between Level 1 and 2. New derivative contracts transacted during the quarter are all included in Level 2.

Results of Period Derivative Activity

        The tables below include the year to date results of our derivative activity in the Condensed Consolidated Balance Sheets as of March 26, 2011 and December 25, 2010 and the Condensed Consolidated Statements of Operations for the thirteen weeks ended March 26, 2011 and March 27, 2010.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheet (in millions)

	As of March 26, 2011
			Asset derivatives		Liability derivatives
	Notional amount		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	USD	1,700.5	Other current assets	$—	Accrued expenses	$(9.5)
			Other assets	—	Long term derivative liability	(439.0)
Foreign currency forwards	USD	420.2	Other current assets	—	Accrued expenses	(17.5)
			Other assets	—	Long term derivative liability	(7.6)
Commodity swaps	Gigajoules	1.8	Other current assets	2.1	Accrued expenses	(0.6)
			Other assets	0.4	Long term derivative liability	—

Total derivatives designated as hedging instruments				$2.5		$(474.2)

13. Derivative Instruments and Hedging Activities (Continued)

        As of March 26, 2011, all derivatives were designated as hedging instruments.

	As of December 25, 2010
			Asset derivatives		Liability derivatives
	Notional amount		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	USD	1,637.1	Other current assets	$—	Accrued expenses	$(11.2)
			Other assets	—	Long term derivative liability	(401.0)
Foreign currency forwards	USD	426.0	Other current assets	0.3	Accrued expenses	(12.4)
			Other assets	0.1	Long term derivative liability	(3.4)
Commodity swaps	Gigajoules	2.2	Other current assets	0.1	Accrued expenses	(1.8)
			Other assets	—	Long term derivative liability	(0.4)

Total derivatives designated as hedging instruments				$0.5		$(430.2)

Derivatives not designated as hedging instruments:
Foreign currency forwards	USD	13.9	Other current assets	—	Accrued expenses	(0.8)
Total return swap	Australian dollar ("AUD")	42.1	Other current assets	$1.2	Accrued expenses	$—
Option contracts	FGL.ASX Shares	7.6	Other current assets	$3.1	Accrued expenses	$(0.2)

Total derivatives not designated as hedging instruments				$4.3		$(1.0)

        MCBC allocates the current and non-current portion of each contract to the corresponding derivative account above.

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (in millions)

Cash Flow Hedges

For the Thirteen Weeks Ended March 26, 2011
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps(1)	$(3.1)	Other income (expense), net	$(23.5)	Other income (expense), net	$—
		Interest expense, net	(3.4)	Interest expense, net	—
Forward starting interest rate swaps	0.3	Interest expense, net	(0.3)	Interest expense, net	—
Foreign currency forwards	(8.7)	Other income (expense), net	(1.7)	Other income (expense), net	—
		Cost of goods sold	(2.4)	Cost of goods sold	—
		Marketing and general administrative expenses	—	Marketing and general administrative expenses	—
Commodity swaps	3.9	Cost of goods sold	0.2	Cost of goods sold	—

Total	$(7.6)		$(31.1)		$—

For the Thirteen Weeks Ended March 27, 2010
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps(1)	$8.3	Other income (expense), net	$(25.2)	Other income (expense), net	$—
		Interest expense, net	(2.6)	Interest expense, net	—
Forward starting interest rate swaps	(2.2)	Interest expense, net	—	Interest expense, net	—
Foreign currency forwards	(4.5)	Other income (expense), net	(1.3)	Other income (expense), net	—
		Cost of goods sold	(0.7)	Cost of goods sold	—
		Marketing and general administrative expenses	—	Marketing and general administrative expenses	—
Commodity swaps	(1.4)	Cost of goods sold	(0.5)	Cost of goods sold	—

Total	$0.2		$(30.3)		$—

Note: Amounts recognized in AOCI are gross of taxes. Refer to Note 16, "Comprehensive Income (Loss)", for amount net of tax.

(1)
The foreign exchange gain (loss) component of these cross currency swaps is offset by the corresponding gain (loss) on the hedged forecasted transactions in Other income (expense), net and Interest expense, net.

13. Derivative Instruments and Hedging Activities (Continued)

        During the period we recorded no significant ineffectiveness related to these cash flow hedges. We expect net losses of approximately $15.1 million (pre-tax) recorded in AOCI at March 26, 2011 will be reclassified into earnings within the next 12 months. The maximum length of time over which forecasted transactions are hedged is 3 years, and such transactions relate to foreign exchange, interest rate and commodity exposures.

Other Derivatives (in millions)

For the Thirteen Weeks Ended March 26, 2011
Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Cash settled total return swaps	Other income (expense), net	$(0.6)
Option contracts	Other income (expense), net	1.5
Foreign currency forwards	Other income (expense), net	(0.1)

		$0.8

For the Thirteen Weeks Ended March 27, 2010
Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Cash settled total return swaps	Other income (expense), net	$(6.9)

		$(6.9)

14. Pension and Other Postretirement Benefits

        We sponsor defined benefit retirement plans in Canada, the U.K. and the U.S. Additionally, we offer other postretirement benefits to the majority of our Canadian and U.S. employees. The net periodic pension costs under retirement plans and other postretirement benefits were as follows:

	Thirteen Weeks Ended March 26, 2011
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$4.7	$—	$—	$4.7
Interest cost	18.1	0.1	26.9	45.1
Expected return on plan assets	(18.6)	—	(31.2)	(49.8)
Amortization of prior service cost	0.2	—	—	0.2
Amortization of net actuarial loss	2.3	—	2.7	5.0
Less expected participant contributions	(0.4)	—	—	(0.4)

Net periodic pension cost (benefit)	$6.3	$0.1	$(1.6)	$4.8

Other Postretirement Benefits
Service cost—benefits earned during the period	$0.5	$0.1	$—	$0.6
Interest cost on projected benefit obligation	1.9	—	—	1.9
Amortization of prior service benefit	(0.9)	—	—	(0.9)
Amortization of net actuarial loss	(0.9)	—	—	(0.9)

Net periodic postretirement benefit cost	$0.6	$0.1	$—	$0.7

14. Pension and Other Postretirement Benefits (Continued)

	Thirteen Weeks Ended March 27, 2010
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$4.3	$—	$—	$4.3
Interest cost	17.8	0.1	29.4	47.3
Expected return on plan assets	(17.4)	—	(27.8)	(45.2)
Amortization of prior service cost	0.2	—	—	0.2
Amortization of net actuarial loss	0.3	—	3.1	3.4
Less expected participant contributions	(0.5)	—	—	(0.5)

Net periodic pension cost	$4.7	$0.1	$4.7	$9.5

Other Postretirement Benefits
Service cost—benefits earned during the period	$0.6	$—	$—	$0.6
Interest cost on projected benefit obligation	2.3	—	—	2.3
Amortization of prior service benefit	(0.9)	—	—	(0.9)

Net periodic postretirement benefit cost	$2.0	$—	$—	$2.0

        During the first quarter of 2011, employer contributions to the defined benefit plans for Canada were $3.0 million. There were no contributions to the U.K. or U.S. plans in the first quarter. Expected total fiscal year 2011 employer contributions to the Canada, U.S. and U.K. defined benefits plans are approximately $14 million. MillerCoors' contributions to its defined benefit pension plans are not included here, as MillerCoors is not consolidated in our financial statements.

15. Commitments and Contingencies

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

        During 2010, we reached a settlement agreement with FEMSA for the entirety of our indemnity obligations corresponding to the principal, penalties, interest and attorney's fees owed by Kaiser for the first category of purchased credits. This favorable settlement involved a cash payment of $96.0 million, and eliminated $284.5 million of maximum potential tax claims, of which $131.2 million of indemnity liabilities were accrued on our balance sheet at December 26, 2009. The payment was made in the second quarter of 2010.

        The maximum potential claims amount remaining for the second category of purchased tax credits (which we believe present less risk than the first category) was $266.7 million as of March 26, 2011.

        As of the end of the first quarter of 2011, our total estimate of the indemnity liability was $24.2 million, $9.7 million of which was classified as a current liability and $14.5 million of which was classified as non-current.

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

15. Commitments and Contingencies (Continued)

        Additionally, we also provided indemnity related to all other tax, civil, and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded and disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. As a result of these contract provisions, our estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs that could arise from the federal or any of the various state governments in Brazil. The recorded value of the tax, civil, and labor indemnity liability was $10.2 million as of March 26, 2011, which is classified as non-current.

        Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control. The sale agreement requires annual cash settlements relating to the tax, civil, and labor indemnities. Indemnity obligations related to purchased tax credits must be settled upon notification of FEMSA's settlement. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have been recorded to date, and additional future adjustments may be required. These liabilities are denominated in Brazilian Reals and are therefore, subject to foreign exchange gains or losses, which are recognized in the discontinued operations section of the statement of operations.

        The table below provides a summary of reserves associated with the Kaiser indemnity obligations from December 25, 2010, through March 26, 2011:

	Indemnity Obligations
	Purchased tax credits indemnity reserve	Tax, civil and labor indemnity reserve	Total indemnity reserves
	(In millions)
Balance at December 25, 2010	$23.7	$10.0	$33.7
Changes in estimates	—	—	—
Foreign exchange transaction impact	0.5	0.2	0.7

Balance at March 26, 2011	$24.2	$10.2	$34.4

Guarantees

        MCBC guarantees indebtedness and other obligations to banks and other third parties for some of its equity method investments and consolidated subsidiaries, primarily Brewers' Retail, Inc. ("BRI"). Other liabilities in the accompanying Condensed Consolidated Balance Sheets include $103.3 million as of March 26, 2011, of which $96.9 million is current and $6.4 million is non-current; and $100.4 million as of December 25, 2010, of which $94.2 million is current and $6.2 million is non-current, related to such guarantees.

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

15. Commitments and Contingencies (Continued)

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

        Waste Management provides us with updated annual cost estimates through 2032. We review these cost estimates in the assessment of our accrual related to this issue. We use certain assumptions that

15. Commitments and Contingencies (Continued)

differ from Waste Management's estimates to assess our expected liability. Our expected liability (based on the $120 million threshold being met) is based on our best estimates available.

        The assumptions used are as follows:

  •
  trust management costs are included in projections with regard to the $120 million threshold, but are expensed only as incurred;

  •
  income taxes, which we believe are not an included cost, are excluded from projections with regard to the $120 million threshold;

  •
  a 2.5% inflation rate for future costs; and

  •
  certain operations and maintenance costs were discounted using a 1.67% risk-free rate of return.

        Based on these assumptions, the present value and gross amount of the costs at March 26, 2011, are approximately $4.3 million and $5.3 million, respectively. Accordingly, we believe that the existing liability is adequate as of March 26, 2011. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.

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

Other

        In October 2006 we were notified by the EPA that we are a PRP, along with approximately 60 other parties, at the Cooper Drum site in southern California. Certain former non-beer business operations, which were discontinued and sold in the mid-1990s, were involved at this site. We responded to the EPA with information regarding our past involvement with the site. We have accrued $0.2 million, which represents our estimable loss at this time. Potential losses associated with the Cooper Drum site could increase as remediation planning progresses.

        During the third quarter of 2008 we were notified by the EPA that we are a PRP, along with others, at the East Rutherford and Berry's Creek sites in New Jersey. Certain former non-beer business operations, which were discontinued and sold in the mid-1990s, were involved at this site. We have accrued $4.1 million, which represents our estimable loss at this time. Potential losses associated with the Berry's Creek site could increase as remediation planning progresses.

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

16. Comprehensive Income (Loss)

        The following summarizes the components of comprehensive income (loss):

	Thirteen Weeks Ended
	March 26, 2011	March 27, 2010
	(In millions)
Net income (loss) including noncontrolling interests	$82.7	$105.4

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	161.7	(10.9)
Amortization of net prior service costs and net actuarial losses, net of tax	0.9	1.8
Unrealized (loss) gain on derivative instruments, net of tax	(7.5)	(1.2)
Reclassification adjustment on derivative instruments, net of tax	2.5	1.4
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss), net of tax(1)	12.9	7.4

Total other comprehensive income (loss), net of tax	170.5	(1.5)

Comprehensive income	253.2	103.9
Less: Comprehensive (income) loss attributable to noncontrolling interests	0.2	(0.8)

Comprehensive income attributable to MCBC	$253.4	$103.1

(1)
Consisting of unrealized gains and losses on derivative instruments, and changes to pension liabilities related to our proportional share of our unconsolidated subsidiaries, reported net of our effective tax rate.

17. Supplemental Guarantor Information

        For purposes of this Note 17, including the tables, the following terms shall mean:

        "Parent Guarantor and 2007 Issuer" shall mean MCBC; "2002 Issuer" shall mean CBC; "2005 Issuers and 2010 Issuer" shall mean collectively Molson Coors International, LP and Molson Coors Capital Finance ULC.

        On June 15, 2007, MCBC issued $575.0 million of 2.5% Convertible Senior Notes due July 30, 2013 in a registered offering (see Note 12, "Debt"). The convertible notes are guaranteed on a senior unsecured basis by CBC, Molson Coors International, LP ("MCI LP"), Molson Coors Capital Finance ULC ("MC Capital Finance") and certain U.S. and Canadian subsidiaries of MCBC, including Molson Canada 2005 ("Subsidiary Guarantors").

        On May 7, 2002, CBC completed a public offering of $850.0 million principal amount of 6.375% Senior notes due 2012. As of March 26, 2011, $44.6 million remain outstanding and are guaranteed on a senior and unsecured basis by MCBC, MCI LP, MC Capital Finance, and the Subsidiary Guarantors. The guarantees are full and unconditional and joint and several.

        On September 22, 2005, MCI LP and MC Capital Finance completed a public offering of $1.1 billion principal amount of Senior notes composed of $300 million 4.85% notes due 2010 and CAD 900.0 million 5.00% notes due 2015. During the third quarter of 2010, the $300 million 4.85% notes were repaid in full. Subsequently on October 6, 2010, MCI LP completed a private placement in Canada of CAD 500 million 3.95% fixed rate Series A Notes due 2017. Although MC Capital Finance was not a co-issuer on the 2010 notes, it continues to be presented with MCI LP as MC Capital Finance is an inactive entity with no activity or any remaining significant assets or liabilities which would require separate presentation. Both the remaining CAD 900.0 million 2005 notes and the 2010 Series A Notes are guaranteed on a senior and unsecured basis by MCBC, CBC, and Subsidiary Guarantors, and for the 2010 Series A Notes, MC Capital Finance. The guarantees are full and unconditional and joint and several. Funds necessary to meet the debt service obligations of MCI LP

17. Supplemental Guarantor Information (Continued)

and MC Capital Finance are provided in large part by distributions or advances from MCBC's other subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements, could limit the ability of MCI LP and MC Capital Finance to obtain cash for the purpose of meeting its debt service obligation, including the payment of principal and interest on the notes.

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

        The following information sets forth the Condensed Consolidating Statements of Operations for the thirteen weeks ended March 26, 2011 and March 27, 2010, Condensed Consolidating Balance Sheets as of March 26, 2011 and December 25, 2010, and Condensed Consolidating Statements of Cash Flows for the thirteen weeks ended March 26, 2011 and March 27, 2010. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, each of the issuers and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC, CBC, MCI LP, MC Capital Finance, and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

17. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED MARCH 26, 2011
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$5.8	$43.2	$—	$511.8	$484.3	$(47.8)	$997.3
Excise taxes	—	—	—	(123.6)	(183.3)	—	(306.9)

Net sales	5.8	43.2	—	388.2	301.0	(47.8)	690.4
Cost of goods sold	—	(10.9)	—	(224.5)	(233.6)	41.8	(427.2)

Gross profit	5.8	32.3	—	163.7	67.4	(6.0)	263.2
Marketing, general and administrative expenses	(32.7)	(7.6)	—	(110.9)	(93.5)	6.3	(238.4)
Special items, net	—	—	—	(2.1)	2.1	—	—
Equity income (loss) in subsidiaries	185.9	1.6	(64.3)	(136.0)	54.5	(41.7)	—
Equity income in MillerCoors	—	—	—	101.2	—	—	101.2

Operating income (loss)	159.0	26.3	(64.3)	15.9	30.5	(41.4)	126.0
Interest income (expense), net	(8.4)	11.9	11.3	69.0	(110.6)	—	(26.8)
Other income (expense), net	1.4	102.8	(0.1)	—	(0.8)	(104.0)	(0.7)

Income (loss) from continuing operations before income taxes	152.0	141.0	(53.1)	84.9	(80.9)	(145.4)	98.5
Income tax benefit (expense)	(69.1)	47.8	(16.5)	24.1	(2.4)	—	(16.1)

Net income (loss) from continuing operations	82.9	188.8	(69.6)	109.0	(83.3)	(145.4)	82.4
Income (loss) from discontinued operations, net of tax	—	—	—	—	0.3	—	0.3

Net income (loss) including noncontrolling interests	82.9	188.8	(69.6)	109.0	(83.0)	(145.4)	82.7
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	—	—	0.2	—	0.2

Net income (loss) attributable to MCBC	$82.9	$188.8	$(69.6)	$109.0	$(82.8)	$(145.4)	$82.9

17. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$6.5	$40.2	$—	$501.7	$444.4	$(45.8)	$947.0
Excise taxes	—	—	—	(118.1)	(167.9)	—	(286.0)

Net sales	6.5	40.2	—	383.6	276.5	(45.8)	661.0
Cost of goods sold	—	(11.0)	—	(219.3)	(213.3)	39.2	(404.4)

Gross profit	6.5	29.2	—	164.3	63.2	(6.6)	256.6
Marketing, general and administrative expenses	(32.0)	(10.1)	—	(111.0)	(91.4)	7.0	(237.5)
Special items, net	(0.1)	—	—	11.5	(14.0)	—	(2.6)
Equity income (loss) in subsidiaries	139.6	29.5	8.0	(98.2)	64.5	(143.4)	—
Equity income in MillerCoors	—	91.0	—	—	—	—	91.0

Operating income (loss)	114.0	139.6	8.0	(33.4)	22.3	(143.0)	107.5
Interest income (expense), net	(8.2)	12.7	(5.3)	63.8	(87.5)	0.1	(24.4)
Other income (expense), net	(1.9)	(1.5)	(0.1)	—	(5.1)	—	(8.6)

Income (loss) from continuing operations before income taxes	103.9	150.8	2.6	30.4	(70.3)	(142.9)	74.5
Income tax benefit (expense)	0.7	(12.0)	(10.7)	2.6	7.7	—	(11.7)

Net income (loss) from continuing operations	104.6	138.8	(8.1)	33.0	(62.6)	(142.9)	62.8
Income (loss) from discontinued operations, net of tax	—	—	—	—	42.6	—	42.6

Net income (loss) including noncontrolling interests	104.6	138.8	(8.1)	33.0	(20.0)	(142.9)	105.4
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	—	—	(0.8)	—	(0.8)

Net income (loss) attributable to MCBC	$104.6	$138.8	$(8.1)	$33.0	$(20.8)	$(142.9)	$104.6

17. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 26, 2011
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$792.3	$0.1	$0.8	$167.0	$121.5	$—	$1,081.7
Accounts receivable, net	1.2	4.8	—	168.6	319.2	—	493.8
Other receivables, net	51.3	45.4	—	32.0	49.1	—	177.8
Total inventories, net	—	—	—	108.9	108.1	—	217.0
Other assets, net	7.1	1.4	—	56.5	34.3	—	99.3
Deferred tax assets	—	—	—	0.4	0.7	(1.1)	—
Discontinued operations	—	—	—	—	0.3	—	0.3
Intercompany accounts receivable	—	52.8	241.8	620.4	751.9	(1,666.9)	—

Total current assets	851.9	104.5	242.6	1,153.8	1,385.1	(1,668.0)	2,069.9
Properties, net	32.4	7.0	—	874.1	515.5	—	1,429.0
Goodwill	—	11.4	—	367.6	1,166.5	—	1,545.5
Other intangibles, net	—	40.4	—	4,346.2	412.1	—	4,798.7
Investment in MillerCoors	—	—	—	2,693.2	—	—	2,693.2
Net investment in and advances to subsidiaries	7,707.5	4,271.9	1,904.5	—	5,053.8	(18,937.7)	—
Deferred tax assets	151.9	103.6	7.2	9.1	—	(119.7)	152.1
Other assets, net	4.3	12.8	5.8	77.8	80.2	—	180.9

Total assets	$8,748.0	$4,551.6	$2,160.1	$9,521.8	$8,613.2	$(20,725.4)	$12,869.3

Liabilities and equity
Current liabilities:
Accounts payable	$5.2	$0.3	$—	$62.9	$152.2	$—	$220.6
Accrued expenses and other liabilities	25.3	32.0	10.1	388.1	325.1	—	780.6
Deferred tax liability	153.6	—	—	—	140.9	(1.1)	293.4
Short-term borrowings and current portion of long-term debt	—	—	—	—	2.0	—	2.0
Discontinued operations	—	—	—	—	14.3	—	14.3
Intercompany accounts payable	11.8	4.1	337.1	749.0	564.9	(1,666.9)	—

Total current liabilities	195.9	36.4	347.2	1,200.0	1,199.4	(1,668.0)	1,310.9
Long-term debt	533.0	44.9	1,425.3	—	—	—	2,003.2
Net investment in and advances to subsidiaries	—	—	—	1,059.2	—	(1,059.2)	—
Deferred tax liability	—	102.2	1.8	—	365.4	(119.7)	349.7
Other liabilities, net	9.7	91.8	3.0	737.2	286.1	—	1,127.8
Discontinued operations	—	—	—	—	24.7	—	24.7
Intercompany notes payable	—	—	3,704.0	5,505.8	4,840.3	(14,050.1)	—

Total liabilities	738.6	275.3	5,481.3	8,502.2	6,715.9	(16,897.0)	4,816.3
MCBC stockholders' equity	8,011.4	5,161.2	1,482.3	9,379.3	1,853.7	(17,878.5)	8,009.4
Intercompany notes receivable	(2.0)	(884.9)	(4,803.5)	(8,359.7)	—	14,050.1	—

Total stockholders' equity	8,009.4	4,276.3	(3,321.2)	1,019.6	1,853.7	(3,828.4)	8,009.4
Noncontrolling interests	—	—	—	—	43.6	—	43.6

Total equity	8,009.4	4,276.3	(3,321.2)	1,019.6	1,897.3	(3,828.4)	8,053.0

Total liabilities and equity	$8,748.0	$4,551.6	$2,160.1	$9,521.8	$8,613.2	$(20,725.4)	$12,869.3

17. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 25, 2010
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$832.0	$7.0	$0.8	$189.3	$188.5	$—	$1,217.6
Accounts receivable, net	—	4.2	—	208.9	358.5	(0.8)	570.8
Other receivables, net	17.2	32.7	—	17.8	91.0	—	158.7
Total inventories, net	—	—	—	93.3	101.7	—	195.0
Other assets, net	4.4	1.8	—	36.2	35.8	—	78.2
Deferred tax assets	—	—	—	—	1.0	(1.0)	—
Discontinued operations	—	—	—	—	0.6	—	0.6
Intercompany accounts receivable	16.3	18.9	139.5	365.8	692.3	(1,232.8)	—

Total current assets	869.9	64.6	140.3	911.3	1,469.4	(1,234.6)	2,220.9
Properties, net	33.6	7.1	—	852.3	495.7	—	1,388.7
Goodwill	—	11.4	—	370.8	1,106.9	—	1,489.1
Other intangibles, net	—	40.4	—	4,233.9	380.8	—	4,655.1
Investment in MillerCoors	—	—	—	2,574.1	—	—	2,574.1
Net investment in and advances to subsidiaries	7,540.5	4,044.5	2,025.0	—	4,876.8	(18,486.8)	—
Deferred tax assets	183.4	108.7	7.1	8.4	—	(119.4)	188.2
Other assets, net	4.8	12.9	6.0	76.3	81.5	—	181.5

Total assets	$8,632.2	$4,289.6	$2,178.4	$9,027.1	$8,411.1	$(19,840.8)	$12,697.6

Liabilities and equity
Current liabilities:
Accounts payable	$5.3	$0.2	$—	$80.5	$183.0	$(0.8)	$268.2
Accrued expenses and other liabilities	39.4	15.2	15.9	396.9	363.6	—	831.0
Deferred tax liability	153.5	—	—	—	67.1	(1.0)	219.6
Short-term borrowings and current portion of long-term debt	—	—	—	—	1.1	—	1.1
Discontinued operations	—	—	—	—	14.0	—	14.0
Intercompany accounts payable	0.1	7.9	238.0	619.3	367.5	(1,232.8)	—

Total current liabilities	198.3	23.3	253.9	1,096.7	996.3	(1,234.6)	1,333.9
Long-term debt	528.7	45.0	1,385.9	—	—	—	1,959.6
Net investment in and advances to subsidiaries	—	—	—	865.4	—	(865.4)	—
Deferred tax liability	—	102.2	1.5	—	482.4	(119.4)	466.7
Other liabilities, net	9.1	57.2	2.9	710.8	290.6	—	1,070.6
Discontinued operations	—	—	—	—	24.2	—	24.2
Intercompany notes payable	—	—	3,601.9	5,345.7	7,086.8	(16,034.4)	—

Total liabilities	736.1	227.7	5,246.1	8,018.6	8,880.3	(18,253.8)	4,855.0
MCBC stockholders' equity	7,898.0	4,913.9	1,603.3	9,137.8	1,867.2	(17,621.4)	7,798.8
Intercompany notes receivable	(1.9)	(852.0)	(4,671.0)	(8,129.3)	(2,380.2)	16,034.4	—

Total stockholders' equity	7,896.1	4,061.9	(3,067.7)	1,008.5	(513.0)	(1,587.0)	7,798.8
Noncontrolling interests	—	—	—	—	43.8	—	43.8

Total equity	7,896.1	4,061.9	(3,067.7)	1,008.5	(469.2)	(1,587.0)	7,842.6

Total liabilities and equity	$8,632.2	$4,289.6	$2,178.4	$9,027.1	$8,411.1	$(19,840.8)	$12,697.6

17. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MARCH 26, 2011
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(22.6)	$(5.2)	$—	$32.8	$40.0	$—	$45.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(0.9)	—	—	(19.4)	(14.0)	—	(34.3)
Proceeds from sales of properties and intangible assets, net	—	—	—	—	1.2	—	1.2
Acquistion of businesses, net of cash acquired	—	—	—	—	(29.4)	—	(29.4)
Investment in MillerCoors	—	—	—	(277.2)	—	—	(277.2)
Return of capital from MillerCoors	—	—	—	177.5	—	—	177.5
Proceeds from settlements of derivative instruments	15.4	—	—	—	—	—	15.4
Trade loan repayments from customers	—	—	—	—	3.7	—	3.7
Trade loans advanced to customers	—	—	—	—	(2.6)	—	(2.6)
Other	—	—	—	0.2	0.9	—	1.1
Net intercompany investing activity	0.2	(1.7)	—	—	44.2	(42.7)	—

Net cash provided by (used in) investing activities	14.7	(1.7)	—	(118.9)	4.0	(42.7)	(144.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	4.3	—	—	—	—	—	4.3
Excess tax benefits from share-based compensation	0.8	—	—	—	—	—	0.8
Dividends paid	(46.2)	—	—	—	(5.9)	—	(52.1)
Proceeds from short-term borrowings	—	—	—	—	6.8	—	6.8
Net (payments) proceeds from revolving credit facilities	—	—	—	—	0.4	—	0.4
Change in overdraft balances and other	—	—	—	—	(10.3)	—	(10.3)
Net intercompany financing activity	9.3	—	—	58.5	(110.5)	42.7	—

Net cash provided by (used in) financing activities	(31.8)	—	—	58.5	(119.5)	42.7	(50.1)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(39.7)	(6.9)	—	(27.6)	(75.5)	—	(149.7)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	5.3	8.5	—	13.8
Balance at beginning of year	832.0	7.0	0.8	189.3	188.5	—	1,217.6

Balance at end of period	$792.3	$0.1	$0.8	$167.0	$121.5	$—	$1,081.7

17. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(43.1)	$43.5	$(122.0)	$100.9	$238.7	$(127.6)	$90.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(0.5)	—	—	(12.0)	(14.9)	—	(27.4)
Proceeds from sales of properties and intangible assets, net	—	—	—	0.3	1.2	—	1.5
Investment in MillerCoors	—	(298.2)	—	—	—	—	(298.2)
Return of capital from MillerCoors	—	199.5	—	—	—	—	199.5
Trade loan repayments from customers	—	—	—	—	4.3	—	4.3
Trade loans advanced to customers	—	—	—	—	(2.5)	—	(2.5)
Net intercompany investing activity	(42.7)	12.6	1,217.5	3,486.0	(1,016.0)	(3,657.4)	—

Net cash provided by (used in) investing activities	(43.2)	(86.1)	1,217.5	3,474.3	(1,027.9)	(3,657.4)	(122.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	4.8	—	—	—	—	—	4.8
Excess tax benefits from share-based compensation	0.5	—	—	—	—	—	0.5
Dividends paid	(39.2)	—	—	—	(5.5)	—	(44.7)
Proceeds from short-term borrowings	—	—	—	—	3.1	—	3.1
Change in overdraft balances and other	—	—	—	—	(3.0)	—	(3.0)
Net intercompany financing activity	50.7	42.6	(1,095.5)	(3,573.6)	790.8	3,785.0	—

Net cash provided by (used in) financing activities	16.8	42.6	(1,095.5)	(3,573.6)	785.4	3,785.0	(39.3)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(69.5)	—	—	1.6	(3.8)	—	(71.7)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	4.2	(10.1)	—	(5.9)
Balance at beginning of year	392.8	—	0.1	175.0	166.3	—	734.2

Balance at end of period	$323.3	$—	$0.1	$180.8	$152.4	$—	$656.6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 ("Annual Report"), as well as our unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q. Due to the seasonality of our operating results, quarterly financial results are not an appropriate basis from which to project annual results.

        Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating subsidiaries: MillerCoors LLC ("MillerCoors") which is accounted for by us under the equity method of accounting, Molson Coors Brewing Company (UK) Limited ("MCBC-UK"), Molson Coors Canada ("MCC") and our other operating entities as further described in Note 1 of the Notes to the Audited Consolidated Financial Statements (the "Notes") included in our Annual Report.

        Unless otherwise indicated, (a) all $ amounts are in U.S. Dollars ("USD"), (b) comparisons are to comparable prior periods, and (c) first quarter 2011 refers to the 13 weeks ended on March 26, 2011, first quarter 2010 refers to the 13 weeks ended on March 27, 2010.

        In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America ("U.S. GAAP"), we also present pretax and after-tax "underlying income" and "underlying free cash flow", which are non-GAAP measures and should be viewed as supplements to—not substitutes for—our results of operations presented under U.S. GAAP. Our management uses underlying income and underlying free cash flow as measures of operating performance to assist in comparing performance from period to period on a consistent basis; as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; and in communications with the board of directors, stockholders, analysts and investors concerning our financial performance. We believe that underlying income and underlying free cash flow performance are used by and are useful to investors and other users of our financial statements in evaluating our operating performance because they provide an additional tool to evaluate our performance without regard to special and non-core items, which can vary substantially from company to company depending upon accounting methods and book value of assets and capital structure. We have provided reconciliations of all non-GAAP measures to their nearest GAAP measure.

Business Overview

First quarter 2011 Financial Highlights:

        Worldwide beer volume for Molson Coors declined 1.5%, driven by industry volume weakness in Canada, the U.S. and the U.K. Nonetheless, total-company net sales increased 4.4% due to foreign currency movements and positive pricing and sales mix. Net sales per hectoliter increased 6.6% in the quarter. On the bottom line, net income from continuing operations attributable to MCBC of $82.6 million, or $0.44 per diluted share, an increase of 33%, and underlying after-tax income of $81.6 million, or $0.43 per diluted share, an increase of 17%, were driven by positive pricing and continued cost reductions this year. We grew operating and pretax margins in our U.S., U.K. and International businesses, which drove total-company operating, pretax and after-tax margin expansion of more than one percentage point in the quarter.

        It is important to note that our first quarter underlying earnings exclude some non-core gains, losses and expenses that net to zero on a pretax basis.

Regionally:

  •
  In our Canada segment, earnings before income taxes in local currency and underlying pretax income in local currency declined 8.8% and 8.4%, respectively. In USD, Canada earnings before income taxes and underlying pretax income decreased by 3.9% to $52.2 million and decreased by 3.2% to $54.4 million, respectively. Increased pricing, overhead reductions and favorable foreign currency were more than offset by mid-single-digit volume declines and input inflation.

  •
  In our U.K. segment, earnings before income taxes and underlying pretax income of $6.8 million and $4.6 million, respectively, represent increases of $5.3 million and $2.5 million, respectively, driven by a decrease in defined-benefit pension expense and higher pricing, partly offset by lower volumes and higher cost of goods sold.

  •
  In our U.S. segment, equity income in MillerCoors increased 11.2% to $101.2 million, while underlying equity income in MillerCoors increased 7.6% to $101.8 million, driven by positive pricing, favorable brand mix, continued strong cost management and a one-time payment from a third party.

        See "Results of Operations" below for further analysis of our reportable segment results.

        The following table highlights summarized components of our condensed consolidated summary of operations for the thirteen weeks ended March 26, 2011, and March 27, 2010, and provides a reconciliation of "underlying income" to its nearest U.S. GAAP measure.

	Thirteen weeks ended
	March 26, 2011	March 27, 2010	% change
	(In millions, except percentages and per share data)
Volume in hectoliters	3.678	3.755	(2.1)%
Net sales	$690.4	$661.0	4.4%
Net income attributable to MCBC from continuing operations	$82.6	$62.0	33.2%
Adjustments:
Special items(1)	—	2.6	(100.0)%
42% of MillerCoors specials(2)	0.6	3.6	(83.3)%
Gain on sale of non-core real estate(3)	—	(0.5)	(100.0)%
Changes to environmental litigation provisions(4)	0.2	—	N/M
Foster's total return swap(5)	(0.8)	6.9	(111.6)%
Tax effect on specials and other non-core items(6)	(1.0)	(4.9)	(79.6)%

Non-GAAP: Underlying income attributable to MCBC from continuing operations, net of tax	$81.6	$69.7	17.1%
Net income attributable to MCBC per diluted share from continuing operations	$0.44	$0.33	33.3%
Non-GAAP: Underlying income attributable to MCBC per diluted share from continuting operations	$0.43	$0.37	16.2%

N/M = Not meaningful

(1)
See Part I—Financial Statements, Item 1, Note 6 "Unusual or Infrequent Items" of the unaudited condensed consolidated financial statements for additional information.

(2)
See "Results of Operations", "United States Segment" under the sub-heading "Special Items" for additional information.

(3)
During 2010, MCBC sold the Coors family home in Golden, Colorado, to the Adolph Coors Company LLC, a related but unconsolidated company. The selling price was based on a market appraisal by an independent third party.

(4)
See Part I—Financial Statements, Item 1, Note 15 "Commitments and Contingencies" of the unaudited condensed consolidated financial statements under the sub-heading "Environmental" for additional information

(5)
See Part I—Financial Statements, Item 1, Note 7 "Other Income and Expense" of the unaudited condensed consolidated financial statements for additional information.

(6)
The effect of taxes on the adjustments used to arrive at underlying income, a non-GAAP measure, is calculated based on the statutory tax rate applicable to the item being adjusted for the jurisdiction from which each adjustment arises.

        The following table highlights summarized components of our sales volume for the first quarter of 2011 and 2010.

	Thirteen Weeks Ended
	March 26, 2011	March 27, 2010	% change
	(In millions, except percentages)
Volume in hectoliters:
Reported financial volume	3.678	3.755	(2.1)%
Royalty volume	0.068	0.054	25.9%

Owned volume	3.746	3.809	(1.7)%
Proportionate share of equity investment sales-to-retail(1)	6.215	6.308	(1.5)%

Total worldwide beer volume	9.961	10.117	(1.5)%

(1)
Reflects the addition of Molson Coors Brewing Company's proportionate share of equity method investments (MillerCoors and Modelo Molson Imports, L.P. ("MMI")) sales-to-retail for the periods presented, adjusted for comparable trading days, if applicable.

        Worldwide beer volume is composed of our financial volume, royalty volume and proportionate share of equity investment sales-to-retail. Financial volume represents owned beer brands sold to unrelated external customers within our geographical markets. Royalty beer volume consists of product produced and sold by third parties under various license and contract-brewing agreements. Equity investment sales-to-retail brand volume represents the company's ownership percentage share of volume in its subsidiaries accounted for under the equity method, including MillerCoors and MMI, our joint venture with Grupo Modelo S.A.B. de C.V. ("Modelo").

Synergies and other cost savings initiatives

        We achieved approximately $10 million of cost savings in the first quarter of 2011 and $76 million program-to-date, toward our second Resources for Growth, or RFG2, program's three-year goal of $150 million of annualized cost reductions by 2012.

        In addition to our RFG2 savings, MillerCoors delivered $23 million of cost synergies in the first quarter, bringing the total synergies realized to $528 million since beginning operations on July 1, 2008, surpassing the original commitment to deliver $500 million by June 30, 2011. MillerCoors also delivered incremental cost savings of $6 million in the first quarter. We benefit from 42% of the MillerCoors cost savings.

Income taxes

        Our effective tax rate and underlying effective tax rate for the first quarter of 2011 were approximately 16% and 17%, respectively, compared to 16% and 19% for the first quarter of 2010. We anticipate that our 2011 full year effective tax rate will be in the range of 17% to 21%. Our first quarter effective tax rate is lower than our anticipated full year rate primarily due to various discrete items in the first quarter of 2011.

	For the Thirteen Weeks Ended
	March 26, 2011	March 27, 2010
Effective tax rate	16%	16%
Adjustments:
42% of MillerCoors specials	—	1%
Foster's total return swap	—	2%
Tax rate changes	1%	—

Non-GAAP: Underlying effective tax rate	17%	19%

Discontinued operations

        Discontinued operations are associated with the formerly-owned Cervejarias Kaiser Brasil S.A. ("Kaiser") business in Brazil. See Part I—Financial Statements, Item 1 Note 8 "Discontinued Operations" and Note 15 "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for discussions of the nature of amounts recognized in the Discontinued Operations section of the condensed consolidated statements of operations, which consists primarily of amounts associated with indemnity obligations to FEMSA Cerveza S.A. de C.V. ("FEMSA") related to purchased tax credits and other tax, civil and labor issues.

        We recognized a gain of $0.3 million in the first quarter of 2011 associated with adjustments to the indemnity liabilities due to foreign exchange losses. During the first quarter of 2010 we reached an agreement with FEMSA to settle some indemnity liabilities related to purchased tax credits in Brazil. For a cash payment of $96 million, this favorable settlement eliminated $284.5 million of maximum potential tax claims, of which $131.2 million of indemnity liabilities were accrued on our balance sheet. The result was a $42.6 million gain, including related currency and tax effects, for discontinued operations in the first quarter of 2010.

Results of Operations

Canada Segment

        Our Canada segment consists primarily of the production and sale of the Molson brands, Coors Light, and other licensing agreements in Canada including MMI, a joint venture established to import, distribute, and market the Modelo beer brand portfolio across all Canadian provinces and territories. The Canada segment also includes our arrangements related to the distribution of beer in Ontario and in Western Canada by Brewers' Retail, Inc. ("BRI") and Brewers' Distributor Ltd. ("BDL"), respectively. Both BRI and BDL are accounted for under the equity method.

	Thirteen Weeks Ended
	March 26, 2011	March 27, 2010	% change
	(In millions, except percentages)
Volume in hectoliters	1.713	1.821	(5.9)%

Net sales	$393.8	$390.2	0.9%
Cost of goods sold	(225.1)	(220.4)	2.1%

Gross profit	168.7	169.8	(0.6)%
Marketing, general and administrative expenses	(112.5)	(112.4)	0.1%
Special items, net	(2.2)	(1.9)	15.8%

Operating income (loss)	54.0	55.5	(2.7)%
Other income (expense), net	(1.8)	(1.2)	50.0%

Earnings before income taxes	$52.2	$54.3	(3.9)%
Adjusting items:
Special items	2.2	1.9	15.8%

Non-GAAP: Underlying pretax income	$54.4	$56.2	(3.2)%

Foreign currency impact on results

        The Canadian dollar ("CAD") appreciated versus the USD resulting in an approximate $1 million increase to USD earnings before income taxes on a quarter-over-quarter basis during the first quarter.

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

Volume and net sales

        Canada sales-to-retail ("STRs") for the quarter decreased 6.9%. Volume gains from our new brands, including the expansion of Molson M into Ontario and Western Canada, Keystone Lager into Ontario and Molson Canadian 67 into Quebec, were more than offset by declines in established brands. These declines were driven by the cycling of last year's Vancouver Winter Olympics, continued economic pressures, and additional competitive promotional activity. These factors resulted in a mid-single-digit STR decline for Coors Light and a low-double-digit decline for Molson Canadian.

        Total Canadian beer industry STRs decreased an estimated 5.8% in the first quarter, driven by the same factors.

        Our Canada sales volume was 1.7 million hectoliters in the first quarter, down 5.9%. Net sales per hectoliter increased 1.8% in local currency, driven by net pricing on our key brands that delivered a 3% increase, approximately one-third of which was offset by sales mix.

Cost of goods sold

        Cost of goods sold per hectoliter increased 3.1% in local currency in the first quarter, driven by a 3% increase related to higher commodity and fuel and distribution costs, more than a third of which was offset by cost savings. In addition, fixed cost deleverage related to lower volume drove a 1.5% increase.

Marketing, general and administrative expenses

        Marketing, general & administrative expense in the quarter decreased 4.9% in local currency, due to lower overhead expenses and the release of an indirect tax reserve.

Special items, net

        During the first quarter of 2011, the Canada segment recognized special termination charges of $2.7 million and a $0.6 million benefit related to receipt of insurance proceeds in excess of expense incurred to date related to flood damages at our Toronto offices. See Part I—Financial Statements, Item 1 Note 6 "Unusual or Infrequent Items" to the unaudited condensed consolidated financial statements for further discussion.

Other expense, net

        Other expense increased $0.6 million in the first quarter due to foreign currency movements.

United States Segment

        Our interest in MillerCoors is being accounted for and reported by us under the equity method of accounting. See Part I—Financial Statements, Item 1 Note 4 "Investments" to the unaudited condensed consolidated financial statements for additional information.

        The results of operations for MillerCoors for the three months ended March 31, 2011, and March 31, 2010, are as follows:

	For the three months ended
	March 31, 2011	March 31, 2010	% change
	(In millions, except percentages)
Volume in hectoliters	17.401	17.870	(2.6)%

Sales	$1,975.3	$1,983.8	(0.4)%
Excise taxes	(276.2)	(282.9)	(2.4)%

Net sales	1,699.1	1,700.9	(0.1)%
Cost of goods sold	(1,063.0)	(1,078.6)	(1.4)%

Gross profit	636.1	622.3	2.2%
Marketing, general and administrative expenses	(396.0)	(401.2)	(1.3)%
Special items, net	(1.4)	(8.6)	(83.7)%

Operating income	238.7	212.5	12.3%
Other income (expense), net	(0.4)	2.3	N/M

Income from continuing operations before income taxes	238.3	214.8	10.9%
Income tax expense	(1.5)	(1.4)	7.1%

Net income from continuing operations including noncontrolling interests	236.8	213.4	11.0%
Less: Net income attributable to noncontrolling interests	(2.1)	(4.8)	(56.3)%

Net Income attributable to MillerCoors	$234.7	$208.6	12.5%
Adjusting items:
Special items, net	1.4	8.6	(83.7)%

Non-GAAP: Underlying net income attributable to MillerCoors	$236.1	$217.2	8.7%

N/M = Not meaningful

        The following represents MCBC's proportional share of MillerCoors net income reported under the equity method (in millions, except percentages).

	Thirteen Weeks Ended
	March 26, 2011	March 27, 2010
Net income attributable to MillerCoors	$234.7	$208.6	12.5%
MCBC economic interest	42%	42%

MCBC proportionate share of MillerCoors net income	98.6	87.6	12.6%
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(1)	2.4	2.5	(4.0)%
Share-based compensation adjustment(1)	0.2	0.9	(77.8)%

Equity income in MillerCoors	$101.2	$91.0	11.2%

Adjusting items:
MCBC proportionate share MillerCoors special items	0.6	3.6	(83.3)%

Non-GAAP: Underlying net income attributable to MillerCoors	$101.8	$94.6	7.6%

(1)
See Part I—Financial Statements, Item 1 Note 4 "Investments" to the unaudited condensed consolidated financial statements for a detailed discussion of these equity method adjustments.

Volume and net sales

        MillerCoors domestic STRs declined 1.4%, driven by continued weak economic conditions affecting the entire industry. Domestic sales-to-wholesalers declined 2.5% driven largely by lower retail sales.

        Domestic net revenue per hectoliter increased 2.1% driven primarily by front-line pricing and brand mix, partially offset by increased costs associated with planned cross-merchandising programs. Total company net revenue per hectoliter, including contract brewing and company-owned distributor sales, increased 2.6%.

Cost of goods sold

        Cost of goods sold per hectoliter increased 1.2%, due to higher freight and fuel costs, which were partially offset by synergies and cost savings.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses were down 1.3% due to the one-time receipt of $14 million from a third party. Excluding this one-time item, spending was up slightly versus first quarter 2010 primarily due to increased marketing investment and higher IT infrastructure costs.

Special Items

        During the first quarter of 2011, MillerCoors incurred special items totaling $1.4 million due to relocation expense related to the integration of MillerCoors.

United Kingdom Segment

        The U.K. segment consists of production and sale of the owned brands principally in the U.K., results of our sales and royalty arrangements in the Republic of Ireland, our consolidated joint venture to produce, import and distribute the Grolsch brands in the U.K. and the Republic of Ireland, our consolidated joint venture to produce and distribute the Cobra beer brands in the U.K., factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us), in the U.K. and our joint venture with DHL ("Tradeteam") for the distribution of products throughout Great Britain accounted for under the equity method.

	Thirteen Weeks Ended
	March 26, 2011	March 27, 2010	% change
	(In millions, except percentages)
Volume in hectoliters	1.771	1.801	(1.7)%

Net sales	$274.7	$255.0	7.7%
Cost of goods sold	(188.0)	(174.6)	7.7%

Gross profit	86.7	80.4	7.8%
Marketing, general and administrative expenses	(82.4)	(80.1)	2.9%
Special items, net	2.2	(0.6)	N/M

Operating income (loss)	6.5	(0.3)	N/M
Interest income(1)	1.5	1.8	(16.7)%
Other income (expense), net	(1.2)	—	N/M

Earnings before income taxes	$6.8	$1.5	N/M
Adjusting items:
Special items	(2.2)	0.6	N/M

Non-GAAP: Underlying pretax income	$4.6	$2.1	119.0%

N/M = Not meaningful

(1)
Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by note receivable balances outstanding from period-to-period.

Foreign currency impact on results

        During the first quarter of 2011, although the British pound ("GBP") appreciated approximately 4% versus the USD, this change had no significant effect on U.K. pretax income.

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

Volume and net sales

        Our U.K. owned-brand STRs declined 1.6% in the quarter, adversely impacted by Easter moving into the second quarter in 2011 versus the first quarter in 2010, partly offset by the benefits of adding the Modelo and Sharp's brands this year. Market share increased slightly in the quarter, with total U.K. beer industry volume decreasing approximately 4%.

        Net sales per hectoliter of owned brands increased 10% in local currency, driven by positive pricing and sales mix in the quarter, with about half the change due to the addition of the Modelo brands.

Cost of goods sold

        Cost of goods sold per hectoliter of owned brands increased 13% in local currency, with two-thirds of the change due to the addition of the Modelo brands, along with higher-cost channel mix, fixed-cost deleverage from lower volumes, and input cost inflation, partly offset by lower pension expense.

Marketing, general and administrative expenses

        Marketing, general and administrative expense was unchanged in local currency due to implementation costs for a new U.K. enterprise information system, which was offset by $3.8 million lower pension expense this year.

Special items, net

        The U.K. segment recorded $2.5 million related to a release of a portion of a non-income-related tax reserve recorded as a special item in 2009. Additionally, during the first quarter of 2011, the U.K. segment recognized $0.3 million related to restructuring charges. See Part I—Financial Statements, Item 1 Note 6 "Unusual or Infrequent Items" to the unaudited condensed consolidated financial statements for further discussion.

Molson Coors International and Corporate

        MCI is focused on growing and expanding our business and brand portfolios in new and global developing markets. Our current businesses in Asia, continental Europe, Mexico and Latin America (excluding Puerto Rico) are included in MCI and combined with our corporate business activities for reporting purposes. Corporate also includes corporate interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, accounting, treasury, insurance and risk management.

	Thirteen Weeks Ended
	March 26, 2011	March 27, 2010	% change
	(In millions, except percentages)
Volume in hectoliters	0.194	0.133	45.9%

Net sales	$21.9	$15.8	38.6%
Cost of goods sold	(14.1)	(9.4)	50.0%

Gross profit	7.8	6.4	21.9%
Marketing, general and administrative expenses	(43.5)	(45.0)	(3.3)%
Special items, net	—	(0.1)	(100.0)%

Operating income (loss)	(35.7)	(38.7)	(7.8)%
Interest income (expense), net	(28.3)	(26.2)	8.0%
Other income (expense), net	2.3	(7.4)	(131.1)%

Loss before income taxes	$(61.7)	$(72.3)	(14.7)%
Adjusting items:
Special items	—	0.1	(100.0)%
Sale of property	—	(0.5)	(100.0)%
Changes to environmental litigation provisions	0.2	—	N/M
Foster's total return swap	(0.8)	6.9	(111.6)%

Non-GAAP: Underlying pretax income	$(62.3)	$(65.8)	(5.3)%

N/M = Not meaningful

Volume, net sales and cost of goods sold

        Volume, net sales and cost of goods sold primarily reflect our operations in Asia, continental Europe, Mexico and Latin America and represent our initiatives to grow and expand our new and developing markets. MCI grew volume more than 45%, driven by the addition of the Si'hai brands in China and growth of Coors Light in Latin America and China.

Marketing, general and administrative expenses

        Marketing, general and administrative expense for MCI was $15.2 million in the quarter, an increase of $3.6 million due to increased marketing, sales and other investments in our priority International markets. Corporate marketing, general & administrative expense decreased $5.1 million to $28.3 million, driven by lower expense related to implementing cost savings initiatives.

Special items, net

        There were no special items in the first quarter of 2011 and $0.1 million of special charges in the first quarter of 2010 associated with other strategic initiatives. See Part I—Financial Statements, Item 1 Note 6 "Unusual or Infrequent Items" to the unaudited condensed consolidated financial statements for further discussion.

Interest expense, net

        Corporate net interest expense increased $2.1 million from a year ago, due primarily to foreign currency movements.

Other income, net

        Corporate other income was $2.3 million, driven by a $0.8 million mark-to-market gain related to final settlement of the remaining total return swaps and related financial instruments we arranged with respect to Foster's common stock, as well as, $1.4 million related to foreign currency movements. As usual, mark-to-market gains and losses on our former Foster's swap are excluded from our underlying income.

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

        A significant portion of our cash flows from operating activities are generated outside the U.S., in currencies other than USD. As of March 26, 2011, approximately 26% of our cash and cash equivalents were denominated in foreign currencies. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We have accrued for U.S. federal and state tax liabilities on the earnings of our foreign subsidiaries, except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal and state income tax payments in future years. We utilize a variety of financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

Net Working Capital

        As of March 26, 2011, and March 27, 2010, we had net working capital of $761.0 million and $394.6 million, respectively, excluding short-term borrowings and current portion of long-term debt. We commonly operate at minimal positive working capital levels or working capital deficits given the relatively quick turnover of our receivables and inventory, the levels of which fluctuate with the seasonality in our business. However, our current working capital level is bolstered by a high level of cash generated from top-line growth as well as various cost saving initiatives. Our working capital is also sensitive to foreign exchange rates, as the great majority of current assets and current liabilities are denominated in either CAD or GBP, while financial position is reported in USD. Below is a table outlining our current and historical net working capital levels (in millions):

	As of
	March 26, 2011	December 25, 2010	March 27, 2010
Current assets	$2,069.9	$2,220.9	$1,571.7
Less: Current liabilities	(1,310.9)	(1,333.9)	(1,477.1)
Add: Current portion of long-term debt and short-term borrowings	2.0	1.1	300.0

Net working capital	$761.0	$888.1	$394.6

Cash Flows

        Our business usually generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by other risk factors we described in Part II, "ITEM 1A. Risk Factors" presented herein.

Cash Flows from Operating activities

        Net cash provided by operating activities of $45.0 million for the first quarter of 2011, decreased by $45.4 million.

  •
  First quarter 2011 net income was lower by $22.7 million.

  •
  Changes in working capital and other assets generated lower operating cash flow of $66.5 million during the first quarter of 2011. These decreases were primarily attributable to timing of accounts payable payments in the U.K. and Canada along with higher accounts receivable collections driven by higher pricing and increased revenues in the U.K.

  •
  These decreases in operating cash flow were partially offset by cycling the 2010 adjustment for gain from discontinued operations of $42.6 million.

Cash Flows from Investing activities

        Net cash used in investing activities of $144.6 million for the first quarter of 2011, increased by $21.8 million.

  •
  Higher net cash used in investing activities was driven by the $29.4 million acquisition of Sharp's Brewery Ltd. and increased additions to properties of $6.9 million.

  •
  These increases in net cash used were partially offset by the $15.4 million of proceeds received from the final settlement of the remaining total return swaps and related financial instruments we arranged with respect to Foster's common stock.

Cash Flows from Financing activities

        Net cash used in financing activities of $50.1 million for the first quarter of 2011, increased by $10.8 million.

  •
  Dividends paid in the first quarter of 2011 were $7.4 million higher than in 2010 due to a 16.7% dividend increase to shareholders of common and exchangeable shares, effective in the second quarter of 2010.

  •
  Overdraft and revolving credit facility amounts in the first quarter of 2011 increased by $6.9 million as compared to the same period in 2010, unfavorably impacting financing cash flows. This was partially offset by a $3.7 million favorable impact related to timing of dividends from MMI.

Underlying Free Cash Flow

        For the first quarter of 2011, we used $72.4 million of underlying free cash flow. This represents an increase in cash use from underlying free cash flow of $4.7 million a year ago, driven by lower net income, changes in working capital and other assets, and cycling of both our 2010 adjustment for gain from discontinued operations and MillerCoors purchase of Western Beverage. These decreases were partially offset by proceeds received from the final settlement of the remaining total return swaps and related financial instruments.

        The following table provides a reconciliation of Underlying Free Cash Flow to the nearest U.S. GAAP measure (Net Cash Provided by Operating Activities) (in millions):

		For the thirteen weeks ended
		March 26, 2011	March 27, 2010
U.S. GAAP:	Net Cash Provided by Operating Activities(1)	$45.0	$90.4
Less:	Additions to properties(1)(2)	(34.3)	(27.4)
Less:	Investment in MillerCoors(2)	(277.2)	(298.2)
Add:	Return of capital from MillerCoors(2)	177.5	199.5
Add:	Proceeds from sale of assets and businesses(2)	1.2	1.5
Add:	Proceeds from settlements of derivative instruments(2)	15.4	—
Less:	Reduction of MillerCoors derivatives collateral requirements(3)	—	(1.8)
Add:	MillerCoors capital expenditures to attain synergies(3)	—	2.2
Add:	MillerCoors special cash expenses to attain synergies(3)	—	3.3
Add:	MillerCoors purchase of Western Beverage(3)	—	25.8

Non-GAAP:	Underlying Free Cash Flow (adjusted for special cash sources/uses at MillerCoors)	$(72.4)	$(4.7)

(1)
Amounts presented in the historical financial statements for the first quarter of 2010 have been retrospectively adjusted to conform to current year presentation of returnable containers in Canada, resulting in an increase of $4.4 million to both 'Net Cash Provided by Operating

  Activities' and 'Additions to properties'. Refer to our Annual Report, Part II, Item 8, Note 1 for further detail.

(2)
Included in net cash used in investing activities.

(3)
Amounts represent MCBC's proportionate 42% share of the cash flow impacts, as determined by management. These items adjust operating cash flow to arrive at our underlying free cash flow for the first quarter of 2011 and the comparable prior-year period.

Capital Resources

Cash and Cash Equivalents

        As of March 26, 2011, we had total cash and cash equivalents of $1,081.7 million, compared to $656.6 million at March 27, 2010, and $1,217.6 million at December 25, 2010. Our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 90 days or less. These investments are viewed by management as low-risk investments and on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary. Long-term debt was $2,003.2 million, $1,959.6 million and $1,436.6 million at March 26, 2011, December 25, 2010, and March 27, 2010, respectively.

Borrowings

        The majority of our debt outstanding as of March 26, 2011, consists of publicly traded notes, with maturities ranging from 2012 to 2017. During the third quarter of 2010, we repaid our $300.0 million 4.85% notes that were due September 2010 and settled all related derivatives, including our cross currency swap which effectively swapped our USD borrowing to CAD 355.5 million, as well as our forward starting interest rate swap. During the fourth quarter of 2010, our wholly owned subsidiary, Molson Coors International LP, completed a 7-year CAD 500.0 million 3.95% fixed rate Series A Notes private placement in Canada. The Series A Notes will mature on October 6, 2017. The notes are guaranteed by MCBC and certain of our United States and Canadian subsidiaries and rank equally with our other outstanding notes and our credit facility.

        Credit markets in the United States and across the globe have improved significantly since the financial crisis of late 2008, and the market is healthy for corporate borrowing. Based on communications with the lenders that are party to our credit facilities, we are confident in our ability to draw on such credit facilities if the need arose. There were no outstanding borrowings on our $750 million credit facility as of March 26, 2011, which was terminated subsequent to quarter end. Additionally, we currently have no borrowings outstanding on our new $400 million credit facility issued subsequent to quarter end. In addition, we have uncommitted lines of credit with several banks should certain business units need additional short-term liquidity.

Use of Cash

        We expect to take a balanced approach to our use of cash in 2011 and beyond, which could include cash dividends, pension plan funding, settling out-of-the money cross-currency swaps, preserving cash flexibility for potential strategic investments, and other general corporate uses and maintaining liquidity. Any purchases of our stock on the open market would require a board-approved plan, which does not currently exist.

Credit Rating

        Our long-term credit issuer ratings are Baa2 (positive outlook) from Moody's, BBB High (stable outlook) from DBRS (Canadian rating agency), and BBB- (stable outlook) from Standard and Poor's. Our BBB- rating from Standard & Poors is one notch above "below investment grade." Any future downgrade to "below investment grade" would increase borrowing costs under our revolving line of credit (under which there were no borrowings as of March 26, 2011, or December 25, 2010).

MillerCoors

        MillerCoors distributes its excess cash to its owners, SABMiller and MCBC, on a 58%/42% basis, respectively. MillerCoors does not carry significant debt obligations, and there are no restrictions from external sources on its ability to make cash distributions to its owners.

        MillerCoors recognized $71.5 million and $71.0 million of depreciation and amortization during the three months ended March 26, 2011 and March 27, 2010, respectively.

        In the U.S., we expect that 2011 operating cash flows and investing cash flows will be unfavorably impacted by MillerCoors' internal cash flow requirements. MillerCoors' contributions to its defined benefit pension plans are expected to be between $75 million and $100 million in 2011. MillerCoors' contributions to its defined benefit pension plans during the first quarter of 2011 were $29 million.

Foreign Exchange

        Foreign exchange risk is inherent in our operations primarily due to the significant operating results that are denominated in currencies other than USD, predominantly CAD and GBP. Our approach is to reduce the volatility of cash flows and reported earnings which result from currency fluctuations rather than business related factors. Therefore, we closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to foreign currency fluctuations. Our financial risk management policy is intended to offset a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Part I—Financial Statements, Item 1 Note 13 "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements for further discussion on our financial risk management strategies.

Capital Expenditures

        We expect capital expenditures for 2011 of approximately $230 million, excluding capital spending by MillerCoors and other equity method joint ventures.

Contractual Obligations and Commercial Commitments

Contractual Cash Obligations as of March 26, 2011

        We have contractual cash obligations as of March 26, 2011, pertaining to debt, interest payments, derivative payments, retirement plans, operating leases, and other obligations totaling $4.9 billion, which have not changed materially since December 25, 2010. Not included in these obligations are $79.3 million of unrecognized tax benefits and $24.7 million of indemnities provided to FEMSA for which we are unable to make estimates for timing of the related cash payments.

        We have guaranteed our respective share of the indebtedness of BRI related to its CAD 200 million debt due June 30, 2011. As a result of our commitment to proportionately fund BRI's debt obligation, if the debt is not refinanced in 2011, we will be obligated to fund the necessary cash requirements to BRI to enable BRI to repay its debts. This would be based on our respective share, which at March 26, 2011, was approximately 50% and would require a significant cash outflow in 2011. Accrued expenses and other liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets include $96.9 million related to such guarantee.

Other commercial commitments as of March 26, 2011

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$17.6	$17.6	$—	$—	$—

Contingencies

        We enter into contractual arrangements under which we may agree to indemnify third parties from any losses or guarantees incurred relating to pre-existing conditions arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. See Part I—Financial Statements, Item 1 Note 15, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for a discussion of our indemnity and environmental obligations.

        We provide indemnities to FEMSA regarding certain tax, civil and labor claims, including cases related to purchased tax credits. See Part I—Financial Statements, Item 1, Note 15, "Commitments and Contingencies—Kaiser and Other Indemnity Obligations," to the unaudited condensed consolidated financial statements, for a detailed discussion.

Off-Balance Sheet Arrangements

        As of March 26, 2011, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Outlook for 2011

        In 2011, we will continue to focus on building brands, reducing costs, and generating cash.

Canada

        We remain focused on strengthening our brand portfolio through continued innovation and investing behind our brands, while achieving the right balance of pricing and volume to deliver sustainable top-line and bottom-line growth. We are leveraging our new product launches by expanding Molson M into Ontario and the Western provinces to complete a national footprint with this highly successful brand, and we also completed the national roll out of Molson Canadian 67 by introducing this brand into Quebec. In our endeavor to continue to own the low-calorie beer segment, last month we launched a new flavor variant, Molson Canadian 67 Sublime, which delivers a refreshing twist of lemon and lime flavor while still delivering on our low calorie platform. We also expanded Keystone Lager into Ontario this year based on the success this brand has enjoyed since last year's launch in the Western provinces. We continue to develop and introduce innovative ways to drive consumer relevance and excitement behind Coors Light and our Molson brands, including new programming for the Coors Light Silver Bullet Express and partnering with the NHL to provide Molson Canadian with new and exciting growth opportunities across North America. From an operations perspective, we expect Canada financial results to benefit from the ramp up of the North American Breweries contract brewing arrangement in the balance of this year, which also helps mitigate the increasing inflationary pressure on our cost base.

        We expect our full-year 2011 owned-brand cost of goods sold per hectoliter, excluding the cost of contract brewing, to increase at a low-single-digit rate in local currency, driven by commodity inflation and fixed-cost deleverage related to lower volume, particularly in the first quarter of the year. Including the effect of our contract brewing arrangement with North American Breweries, we still expect total cost of goods per hectoliter to increase at a mid-single-digit rate in local currency. Note that this contract brewing arrangement will also increase net sales per hectoliter this year.

U.S.

        As we move into the key summer selling season, we will be stepping up our game to win in premium lights and crafts and imports. Execution and distribution will continue to be major focus areas for 2011, and we will invest heavily behind our programs, including multicultural outreach. We also remain focused on core brand innovations. This summer we will launch Coors Light "Super Cold Activation" packaging, which lets consumers know when their beer is not just cold, but "super cold." Miller Lite will continue its taste positioning by asking consumers to "Man-Up" with new TV spots being placed during prime sports programs. We will have a strong focus on Hispanic Soccer with Miller Lite sponsorship of the Gold Cup tournament and the introduction of the Chivas Mexican team sponsorship. There will also be more excitement around MGD 64 this summer with the launch of MGD 64 Lemonade. We will continue to drive craft and import growth through Tenth and Blake. We expect to see continued growth with the seasonal release of Leinenkugel's Summer Shandy. Later this month, the brand will launch a Summer Sampler Can Pack, making Tenth and Blake the first major craft brewer to launch a variety pack in cans. And we will continue to increase Blue Moon momentum with additional television and a focus on Seasonals.

        In the U.S., we now expect MillerCoors cost of goods sold per hectoliter to increase at a low-single-digit rate in 2011 due to significant recent increases in freight and fuel costs. Additionally, our second and third quarter financial performance this year will be impacted by increased spending on marketing and IT systems, as we highlighted for investors in early December last year.

U.K.

        In the U.K., the team continues to make substantial progress in improving underlying profitability through our value-ahead-of-volume strategy. During the first quarter, we grew market share slightly while achieving pricing growth. Our agreement to distribute Corona and other Modelo brands became fully operational in the first quarter, and we commenced distribution of brands from our recently acquired Sharp's Brewery. Along with brand-building and innovation work on our current portfolio, we expect the addition of the Modelo and Sharp's brands to help drive improved volume and market share gains in the U.K.

        In the second quarter, U.K. volume and earnings comparisons will be challenging due to cycling the FIFA World Cup in 2010, which drove increases in industry volumes of 13% and our U.K. volumes of 17% in the month of June. Following the World Cup, industry volumes declined 16% in July of last year, which will make for easier year-on-year comparisons in the third quarter of this year.

        In the U.K., we now expect 2011 all-in cost of goods per hectoliter to increase at a mid-single-digit rate in local currency. Excluding the impact of factored brands and contract production of other brewers' products, which are not included in our beer volumes, we expect our 2011 owned-brand cost of goods per hectoliter to increase at a low-double-digit rate in local currency. This increase is driven by product mix related to adding the Modelo brands, which increase both net sales and cost of goods sold per hectoliter and are treated by us as owned brands. Other drivers include input cost inflation, offset by cost savings and lower pension costs.

MCI and Corporate

        We forecast full-year 2011 MCI and Corporate marketing, general and administrative expense of approximately $200 million, plus or minus 5%, versus $172.2 million for 2010. This increase from last year is driven by higher brand investments in MCI and the addition of 100% of our MC-Si'hai expenses.

Interest

        We anticipate 2011 Corporate net interest expense of approximately $115 million, at March 26, 2011 foreign exchange rates, excluding U.K. trade loan interest income.

Tax

        Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled. We anticipate that our 2011 effective tax rate on income will be in the range of 17% to 21%. We continue to expect our normalized long-term tax rate to be in the range of 22% to 26% after 2011. In addition, there are other pending law changes in the U.S., U.K., and Canada that if enacted, could have an impact on our effective tax rate.

Critical Accounting Estimates

        Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first quarter of 2011.

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

        For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Financial Statements, Item 1 Note 13 "Derivative Instruments and Hedging Activities," to the unaudited condensed consolidated financial statements. On a rolling twelve-month basis, maturities of derivative financial instruments held on March 26, 2011, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$471.7	$25.5	$446.2	$—	$—

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

        The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign exchange rates, and commodity prices of our derivative and debt portfolio:

	As of
Estimated fair value volatility	March 26, 2011	December 25. 2010
	(In millions)
Foreign currency risk:
Forwards	$(5.7)	$(2.3)
Interest rate risk:
Debt	$(202.9)	$(229.0)
Commodity price risk:
Swaps	$(3.9)	$(2.4)
Cross currency risk:
Swaps	$(3.7)	$(4.5)

        The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 26, 2011 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 26, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the second quarter of 2011, in our U.K. segment, we plan to implement certain modules of an Enterprise Resource Planning system which will impact the U.K. segment's general ledger accounting and transaction activities, as well as logistics and production planning processes. As a result of this implementation, certain internal controls over financial reporting in our U.K. segment will be changed to address the new environment associated with the implementation of this system.

 PART II. Other Information

ITEM 1.    Legal Proceedings

        The Company is a party to various legal proceedings arising from the normal course of business as described in Part I—Financial Statements, Item 1 Note 15, "Commitments and Contingencies—Litigation and Other Disputes" to the unaudited condensed consolidated financial statements, which if decided adversely to or settled by MCBC, may, individually or in the aggregate, be material to our financial condition or results of operations. We may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if we believe such settlement is in the best interests of our stockholders.

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

ITEM 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report, which could materially affect our business, financial condition and/or future results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

ITEM 2.    Unregistered Sales of Equity Securities and use of proceeds

        None

ITEM 3.    Defaults upon Senior Securities

        None

ITEM 4.    [Removed and Reserved]

ITEM 5.    Other Information

        None

ITEM 6.    Exhibits

        The following are filed as a part of this Report on Form 10-Q:

(a)   Exhibits

Exhibit Number	Document Description
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
99.1	Credit Agreement, dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montréal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender (being filed to include all exhibits and schedules).
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the thirteen weeks ended March 26, 2011 and March 27, 2010, (ii) the Condensed Consolidated Balance Sheets at March 26, 2011 and December 25, 2010, and (iii) the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended March 26, 2011 and March 27, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ WILLIAM G. WATERS William G. Waters Vice President and Controller (Chief Accounting Officer) May 3, 2011