Form 10-Q
period 2011-06-25
MOLSON COORS BREWING CO
filed 2011-08-03
CIK 24545

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 25, 2011
OR
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

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 28, 2011:

Class A Common Stock—2,583,694 shares
Class B Common Stock—162,501,561 shares

          Exchangeable shares:

          As of July 28, 2011, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A Exchangeable shares—2,939,708 shares
Class B Exchangeable shares—19,261,002 shares

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

        Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Outlook for 2011" relating to overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, anticipated results, anticipated synergies, expectations for funding future capital expenditures and operations, debt service capabilities, shipment levels and profitability, market share and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward- looking statements. Words such as "expects," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "strategies," and variations of such words and similar expressions are intended to identify forward-looking statements.

        Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to those described under the heading "Risk Factors," elsewhere throughout this report, and those described from time to time in our future reports filed with the Securities and Exchange Commission, including in our Form 10-K for the year ended December 25, 2010. Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Sales	$1,383.1	$1,282.6	$2,380.4	$2,229.6
Excise taxes	(449.5)	(399.3)	(756.4)	(685.3)

Net sales	933.6	883.3	1,624.0	1,544.3
Cost of goods sold	(523.9)	(474.8)	(951.1)	(879.2)

Gross profit	409.7	408.5	672.9	665.1
Marketing, general and administrative expenses	(272.5)	(261.2)	(510.9)	(498.7)
Special items, net	(11.0)	(15.8)	(11.0)	(18.4)
Equity income in MillerCoors	171.8	163.6	273.0	254.6

Operating income (loss)	298.0	295.1	424.0	402.6
Interest income (expense), net	(27.7)	(25.4)	(54.5)	(49.8)
Other income (expense), net	(1.8)	21.4	(2.5)	12.8

Income (loss) from continuing operations before income taxes	268.5	291.1	367.0	365.6
Income tax benefit (expense)	(43.2)	(52.2)	(59.3)	(63.9)

Net Income (loss) from continuing operations	225.3	238.9	307.7	301.7
Income (loss) from discontinued operations, net of tax	(1.5)	(0.6)	(1.2)	42.0

Net income (loss) including noncontrolling interests	223.8	238.3	306.5	343.7
Less: Net (income) loss attributable to noncontrolling interests	(1.0)	(1.1)	(0.8)	(1.9)

Net income (loss) attributable to Molson Coors Brewing Company	$222.8	$237.2	$305.7	$341.8

Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.20	$1.28	$1.64	$1.61
From discontinued operations	(0.01)	—	(0.01)	0.23

Basic net income per share	$1.19	$1.28	$1.63	$1.84

Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.19	$1.27	$1.63	$1.60
From discontinued operations	(0.01)	—	(0.01)	0.23

Diluted net income per share	$1.18	$1.27	$1.62	$1.83

Weighted average shares—basic	187.1	185.7	187.0	185.6
Weighted average shares—diluted	188.8	187.4	188.8	187.2
Amounts attributable to Molson Coors Brewing Company
Net income (loss) from continuing operations	$224.3	$237.8	$306.9	$299.8
Income (loss) from discontinued operations, net of tax	(1.5)	(0.6)	(1.2)	42.0

Net income (loss) attributable to Molson Coors Brewing Company	$222.8	$237.2	$305.7	$341.8

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

(UNAUDITED)

	As of
	June 25, 2011	December 25, 2010
Assets
Current assets:
Cash and cash equivalents	$1,184.2	$1,217.6
Accounts receivable, net	629.6	570.8
Other receivables, net	224.2	158.7
Inventories:
Finished, net	159.3	134.3
In process	18.7	16.6
Raw materials	35.8	32.1
Packaging materials, net	9.4	12.0

Total inventories, net	223.2	195.0
Other assets, net	102.9	78.2
Deferred tax assets	0.3	—
Discontinued operations	0.3	0.6

Total current assets	2,364.7	2,220.9
Properties, net	1,407.9	1,388.7
Goodwill	1,553.8	1,489.1
Other intangibles, net	4,754.5	4,655.1
Investment in MillerCoors	2,680.0	2,574.1
Deferred tax assets	170.5	188.2
Notes receivable, net	42.4	43.0
Other assets	130.3	138.5

Total assets	$13,104.1	$12,697.6

Liabilities and equity
Current liabilities:
Accounts payable	$229.5	$268.2
Accrued expenses and other liabilities	853.4	804.6
Derivative hedging instruments	451.5	26.4
Deferred tax liabilities	248.4	219.6
Current portion of long-term debt and short-term borrowings	50.4	1.1
Discontinued operations	14.6	14.0

Total current liabilities	1,847.8	1,333.9
Long-term debt	1,951.1	1,959.6
Pension and post-retirement benefits	463.9	458.6
Derivative hedging instruments	4.7	404.8
Deferred tax liabilities	416.8	466.7
Unrecognized tax benefits	82.2	80.8
Other liabilities	125.4	126.4
Discontinued operations	25.5	24.2

Total liabilities	4,917.4	4,855.0
Commitments and contingencies (Note 15)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, voting, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares at June 25, 2011 and December 25, 2010, respectively)	—	—
Class B common stock, non-voting, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 162.4 shares and 162.0 shares at June 25, 2011 and December 25, 2010, respectively)	1.6	1.6
Class A exchangeable shares, no par value (issued and outstanding: 2.9 shares and 3.0 shares at June 25, 2011 and December 25, 2010, respectively)	110.5	111.2
Class B exchangeable shares, no par value (issued and outstanding: 19.3 shares and 19.2 shares at June 25, 2011 and December 25, 2010, respectively)	725.7	725.0
Paid-in capital	3,562.0	3,548.4
Retained earnings	3,435.1	3,241.5
Accumulated other comprehensive income	308.9	171.1

Total Molson Coors Brewing Company stockholders' equity	8,143.8	7,798.8
Noncontrolling interests	42.9	43.8

Total equity	8,186.7	7,842.6

Total liabilities and equity	$13,104.1	$12,697.6

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

(UNAUDITED)

	Twenty-Six Weeks Ended
	June 25, 2011	June 26, 2010
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$306.5	$343.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107.1	104.1
Share-based compensation	14.4	15.6
Loss on sale or impairment of properties and intangibles	8.6	13.7
Deferred income taxes	1.8	21.8
Equity income in MillerCoors	(273.0)	(254.6)
Distributions from MillerCoors	273.0	254.6
Equity in net income of other unconsolidated affiliates	(9.9)	(5.9)
Distributions from other unconsolidated affiliates	21.7	10.1
Excess tax benefits from share-based compensation	(0.9)	(0.6)
Change in current assets and liabilities and other	(178.7)	(54.7)
(Gain) loss from discontinued operations	1.2	(42.0)

Net cash provided by operating activities	271.8	405.8

Cash flows from investing activities:
Additions to properties	(72.5)	(61.6)
Proceeds from sales of properties and intangible assets	1.2	2.0
Acquisition of businesses, net of cash acquired	(41.3)	(34.2)
Change in restricted cash balances	2.7	—
Payment on discontinued operations	—	(96.0)
Investment in MillerCoors	(470.4)	(623.7)
Return of capital from MillerCoors	376.4	569.3
Proceeds from settlements of derivative instruments	15.4	—
Investment in and advances to an unconsolidated affiliate	(5.7)	(1.6)
Trade loan repayments from customers	7.6	8.3
Trade loans advanced to customers	(5.2)	(5.0)

Net cash used in investing activities	(191.8)	(242.5)

Cash flows from financing activities:
Exercise of stock options under equity compensation plans	6.3	7.1
Excess tax benefits from share-based compensation	0.9	0.6
Dividends paid	(112.1)	(96.7)
Dividends paid to noncontrolling interests holders	(1.5)	(0.9)
Debt issuance costs	(2.2)	—
Proceeds from short-term borrowings	6.8	3.1
Payments on short-term borrowings	(15.3)	(8.1)
Net (payments) proceeds from revolving credit facilities	2.6	—
Change in overdraft balances and other	(10.8)	(3.1)

Net cash used in financing activities	(125.3)	(98.0)

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(45.3)	65.3
Effect of foreign exchange rate changes on cash and cash equivalents	11.9	(0.9)
Balance at beginning of year	1,217.6	734.2

Balance at end of period	$1,184.2	$798.6

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

        These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes. The results of operations for the thirteen and twenty-six week periods ended June 25, 2011 are not necessarily indicative of the results that may be achieved for the full fiscal year.

        During the fourth quarter of 2010, we changed the classification of returnable bottles and pallets to noncurrent assets within Properties, net which were previously classified as current assets within Inventories—Packaging Materials, and have applied the classification change retrospectively in accordance with U.S. GAAP. This impacted the condensed consolidated statements of cash flows for the twenty-six weeks ended June 26, 2010 as discussed in Note 22 of the Notes.

        We follow a 52/53 week fiscal reporting calendar. The second fiscal quarter of 2011 and 2010 consisted of thirteen weeks ended on June 25, 2011 and June 26, 2010, respectively. The first half of 2011 and 2010 consisted of twenty-six weeks ended on June 25, 2011 and June 26, 2010, respectively. Fiscal year 2011 consists of 53 weeks ending on December 31, 2011 and fiscal year 2010 consisted of the 52 weeks ended December 25, 2010.

        Unless otherwise indicated, second quarter refers to the thirteen week periods ended June 25, 2011 and June 26, 2010 and first half refers to the twenty-six week periods ended June 25, 2011 and June 26, 2010.

        MillerCoors follows a monthly reporting calendar. The second quarter and first half of 2011 and 2010 consisted of three months and six months ended June 30, 2011 and June 30, 2010, respectively.

        Our significant accounting policies are presented in Note 1 of the Notes and did not significantly change in the second quarter or first half of 2011.

        Consistent with the disclosure in the Annual Report, these significant accounting policies include our treatment of the allowance for credit losses on our MCBC-UK trade loan portfolio. This allowance is maintained to provide for probable loan losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred at the balance sheet date. We establish our allowance through a provision for loan losses charged against earnings and recorded in marketing, general & administrative expenses. Loan balances that are written off are recorded against the

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

allowance as a write-off. A rollforward of the allowance for the quarter ended June 25, 2011 is as follows (in millions):

Balance at December 25, 2010	$9.1
Provision for loan loss	(0.6)
Write-offs	(0.5)
Foreign currency and other adjustments	0.2

Balance at June 25, 2011	$8.2

2. New Accounting Pronouncements

Adoption of New Accounting Pronouncements

Goodwill Impairment Analysis

        In December 2010, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to the evaluation of goodwill impairment testing for reporting units with zero or negative carrying amounts, Upon adoption of the guidance and annually thereafter, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units' goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting units. The guidance was effective for our first quarter 2011. The adoption of this guidance did not impact our financial results.

New Accounting Pronouncements Not Yet Adopted

Fair Value Measurement

        In May 2011, the FASB issued authoritative guidance related to fair value measurement and disclosure requirements. The new guidance results in a consistent definition of fair value and convergence between U.S. GAAP and International Financial Reporting Standards ("IFRS") on both how to measure fair value and on what disclosures to provide about fair value measurements. The guidance is effective for our quarter ending March 31, 2012. We are currently evaluating the impact that this guidance may have on the reporting of our financial results.

Presentation of Other Comprehensive Income

        In June 2011, the FASB issued authoritative guidance related to the presentation of other comprehensive income. Upon adoption of the guidance, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The guidance is effective for our quarter ending March 31, 2012. The impact of guidance is limited to a change in the presentation of our results.

3. Segment Reporting

        Our reportable operating segments consist of Canada, the United States ("U.S.") and the United Kingdom ("U.K.") and our non-reportable operating segment and other business activities include Molson Coors International ("MCI") and Corporate.

3. Segment Reporting (Continued)

        The following table sets forth net sales by segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	(In millions)
Canada	$564.7	$541.8	$958.5	$932.0
U.K.	341.7	320.5	616.4	575.5
MCI and Corporate	28.5	21.0	50.4	36.8
Eliminations(1)	(1.3)	—	(1.3)	—

Consolidated	$933.6	$883.3	$1,624.0	$1,544.3

(1)
Represents intersegment sales from the U.K. segment to the MCI segment.

        Across each of our segments, no single customer accounted for more than 10% of our sales. Net sales represent sales to third-party external customers and affiliates. Intersegment revenues are eliminated in consolidation.

        The following table sets forth income (loss) from continuing operations before income taxes by segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	(In millions)
Canada	$131.8	$131.9	$184.0	$186.2
U.S.	171.8	163.6	273.0	254.6
U.K.	32.3	32.0	39.1	33.5
MCI and Corporate	(67.4)	(36.4)	(129.1)	(108.7)

Consolidated	$268.5	$291.1	$367.0	$365.6

        The following table sets forth total assets by segment:

	As of
	June 25, 2011	December 25, 2010
	(In millions)
Canada	$6,580.0	$6,548.9
U.S.	2,680.0	2,574.1
U.K.	2,305.6	2,276.2
MCI and Corporate	1,538.2	1,297.8
Discontinued operations	0.3	0.6

Consolidated	$13,104.1	$12,697.6

4. Investments

        The investments included within this footnote include both equity method and consolidated investments. Those entities identified as variable interest entities ("VIEs") have been evaluated to determine whether we are the primary beneficiary. The VIEs included under Consolidated Investments below are those for which we have concluded that we are the primary beneficiary and accordingly consolidate these entities. We have not provided any financial support to any of our VIEs during the quarter that we were not previously contractually obligated to provide.

        Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation.

4. Investments (Continued)

Equity Investments

MillerCoors

        Summarized U.S. GAAP financial information for MillerCoors is as follows:

Condensed balance sheets

	As of
	June 30, 2011	December 31, 2010
	(In millions)
Current assets	$1,053.3	$815.9
Noncurrent assets	8,918.6	8,972.1

Total assets	$9,971.9	$9,788.0

Current liabilities	$942.4	$932.9
Noncurrent liabilities	1,216.2	1,273.4

Total liabilities	2,158.6	2,206.3
Noncontrolling interests	41.8	30.5
Interest attributable to shareholders'	7,771.5	7,551.2

Total liabilities and equity	$9,971.9	$9,788.0

Results of operations

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(In millions)
Net sales	$2,132.3	$2,134.1	$3,831.4	$3,835.0
Cost of goods sold	(1,268.8)	(1,284.8)	(2,331.8)	(2,363.4)

Gross profit	$863.5	$849.3	$1,499.6	$1,471.6
Operating income	$406.4	$396.8	$645.1	$609.3
Net income attributable to MillerCoors	$398.7	$391.2	$633.4	$599.8

        The following represents MCBC's proportional share in net income attributable to MillerCoors reported under the equity method:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	(In millions, except percentages)
Net income attributable to MillerCoors	$398.7	$391.2	$633.4	$599.8
MCBC economic interest	42%	42%	42%	42%

MCBC proportionate share of MillerCoors net income	167.4	164.3	266.0	251.9
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(1)	2.5	(0.6)	4.9	1.9
Share-based compensation adjustment(2)	1.9	(0.1)	2.1	0.8

Equity income in MillerCoors	$171.8	$163.6	$273.0	$254.6

(1)
Our net investment in MillerCoors is based on the carrying values of the net assets contributed to the joint venture which is less than our proportional share of underlying equity (42%) of MillerCoors (contributed by both Coors Brewing Company ("CBC") and Miller Brewing Company

4. Investments (Continued)

  ("Miller")) by approximately $619 million. This difference is being amortized as additional equity income over the remaining useful lives of long-lived assets giving rise to the difference. For non-depreciable assets, such as goodwill, no adjustment is being recorded. This also includes the impact of impairments and other adjustments occurring since formation that affect the basis difference.

(2)
The net adjustment is to record all share-based compensation associated with pre-existing equity awards to be settled in Class B common stock held by former CBC employees now employed by MillerCoors and to eliminate all share-based compensation impacts related to pre-existing SABMiller plc equity awards held by former Miller employees now employed by MillerCoors.

        During the second quarter of 2011, we had $9.5 million of sales of beer to MillerCoors and $2.2 million of purchases of beer from MillerCoors. During the second quarter of 2010, we had $10.7 million of sales of beer to MillerCoors and $2.2 million of purchases of beer from MillerCoors. During the first half of 2011, we had $17.5 million of sales of beer to MillerCoors and $4.7 million of purchases of beer from MillerCoors. During the first half of 2010, we had $19.2 million of sales of beer to MillerCoors and $4.2 million of purchases of beer from MillerCoors.

        For the second quarter of 2011, we recorded $2.0 million of service agreement and other charges to MillerCoors and $1.9 million of service agreement costs from MillerCoors. For the second quarter of 2010, we recorded $1.5 million of service agreement and other charges to MillerCoors and $0.6 million of service agreement costs from MillerCoors. For the first half of 2011, we recorded $3.4 million of service agreement and other charges to MillerCoors and $2.1 million of service agreement costs from MillerCoors. For the first half of 2010, we recorded $2.3 million of service agreement and other charges to MillerCoors and $1.0 million of service agreement costs from MillerCoors.

        As of June 25, 2011 and December 25, 2010, we had $2.2 million and $1.3 million, respectively, of net receivables due from MillerCoors, included within Accounts receivable, net, related to the activities mentioned above.

Consolidated Investments

        The following summarizes the assets of our consolidated VIEs (including noncontrolling interests). The amounts below exclude receivables from us. None of our consolidated VIEs held debt as of June 25, 2011 or December 25, 2010.

	As of
	June 25, 2011	December 25, 2010
	Total assets	Total assets
	(In millions)
Grolsch	$14.8	$14.1
Cobra	$31.4	$32.7

        The following summarizes the results of operations of our consolidated VIEs (including noncontrolling interests).

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 25, 2011		June 26, 2010		June 25, 2011		June 26, 2010
	Revenues	Pre-tax income	Revenues	Pre-tax income	Revenues	Pre-tax income	Revenues	Pre-tax income
	(In millions)
Grolsch(1)	$7.7	$1.9	$9.0	$1.3	$12.9	$2.6	$15.7	$2.3
Cobra	$10.3	$2.1	$8.6	$1.9	$18.6	$3.1	$17.9	$3.3

(1)
Substantially all such sales for Grolsch are made to us and as such, are eliminated in consolidation.

5. Share-Based Payments

        During the first half of 2011 and 2010, we recognized share-based compensation expense related to the following Class B common stock awards to certain directors, officers and other eligible employees, pursuant to the Molson Coors Brewing Company Incentive Compensation Plan ("Incentive Compensation Plan"): restricted stock units ("RSU"), deferred stock units ("DSU"), performance units ("PU"), stock options and stock-only stock appreciation rights ("SOSAR").

        The following table summarizes components of the share-based compensation expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	(In millions)
Stock options and SOSARs
Pre-tax compensation expense	$1.1	$0.9	$3.9	$4.7
Tax benefit	(0.3)	(0.2)	(1.1)	(1.3)

After-tax compensation expense	$0.8	$0.7	$2.8	$3.4

RSUs and DSUs
Pre-tax compensation expense	$3.1	$4.3	$5.4	$8.3
Tax benefit	(0.8)	(1.1)	(1.3)	(2.2)

After-tax compensation expense	$2.3	$3.2	$4.1	$6.1

PUs
Pre-tax compensation expense	$2.0	$2.3	$5.0	$3.7
Tax benefit	(0.6)	(0.6)	(1.5)	(0.9)

After-tax compensation expense	$1.4	$1.7	$3.5	$2.8

Total after-tax compensation expense	$4.5	$5.6	$10.4	$12.3

        During the first half of 2011, we granted 0.7 million stock options, 0.2 million RSUs and 0.6 million PUs, all of which were outstanding as of June 25, 2011.

        The mark-to-market share-based compensation expense before tax, related to our share-based awards granted to former CBC employees now employed by MillerCoors, recorded during the second quarter and first half of 2011, was a $0.1 million expense and $0.1 million benefit, respectively. For the second quarter and first half of 2010, the amounts were expenses of $0.7 million and $1.1 million, respectively. These amounts are included in the table above.

        As of June 25, 2011, there was $34.9 million of total unrecognized pre-tax compensation expense related to non-vested shares from share-based compensation arrangements granted under the Incentive Compensation Plan. This compensation expense is expected to be recognized over a weighted-average period of approximately 1.2 years.

        The following table represents the summary of stock options and SOSARs outstanding as of June 25, 2011, and the activity during the first half of 2011:

	Outstanding options	Weighted-average exercise price per share	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 25, 2010	6.8	$37.92	4.89	$91.6
Granted	0.7	$44.24
Exercised	(0.2)	$36.24
Forfeited	(0.1)	$43.42

Outstanding as of June 25, 2011	7.2	$38.53	4.74	$49.2

Excercisable at June 25, 2011	5.9	$37.38	3.78	$48.2

5. Share-Based Payments (Continued)

        The total intrinsic value of options exercised during the first half of 2011 and 2010 was $2.1 million and $2.2 million, respectively. During the twenty-six weeks ended June 25, 2011, cash received from stock option exercises was $6.3 million and the total net tax benefit to be realized for the tax deductions from these option exercises was $0.6 million.

        The following table represents non-vested RSUs, DSUs and PUs as of June 25, 2011, and the activity during the first half of 2011:

	RSUs and DSUs		PUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)		(In millions, except per unit amounts)
Non-vested as of December 25, 2010	0.8	$49.41	2.2	$9.45
Granted	0.2	$40.87	0.6	$13.51
Vested	(0.3)	$53.59	(0.7)	$6.98
Forfeited	—	$—	(0.1)	$11.33

Non-vested as of June 25, 2011	0.7	$42.97	2.0	$11.87

        The fair values of each option granted in the first half of 2011 and 2010, respectively, were determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Twenty-Six Weeks Ended
	June 25, 2011	June 26, 2010
Risk-free interest rate	2.55%	2.95%
Dividend yield	2.52%	2.22%
Volatility range	25.26% - 28.11%	27.2% - 29.5%
Weighted-average volatility	26.37%	27.86%
Expected term (years)	4.0 - 7.7	5.0 - 7.0
Weighted-average fair market value	$9.66	$10.95

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

        As of June 25, 2011, there were 3.7 million shares of our Class B common stock available for the issuance of stock options, SOSARs, RSUs, DSUs, PUs and performance share units under the Incentive Compensation Plan.

6. Unusual or Infrequent Items

        We have incurred charges or recognized gains that we believe are not indicative of our normal, core operations. As such, we have separately classified these amounts as special operating items.

6. Unusual or Infrequent Items (Continued)

Summary of Special Items

        The table below summarizes special items recorded by segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	(In millions)
Canada
Restructuring, exit and other related costs associated with the Edmonton and Montreal breweries(1)	$0.6	$0.2	$0.6	$0.9
Special termination benefits(2)	1.2	2.0	4.0	3.2
Flood insurance reimbursement(3)	0.7	—	0.1	—
Software abandonment(4)	—	12.4	—	12.4
BRI Loan Guarantee Adjustment(5)	(2.0)	—	(2.0)	—
Fixed asset adjustment(6)	7.6	—	7.6	—
U.K.
Restructuring charge(7)	2.4	0.3	2.7	1.2
Release of non-income-related tax reserve(8)	—	0.4	(2.5)	0.4
Other(9)	—	—	—	(0.3)
MCI and Corporate
Costs associated with outsourcing and other strategic initiatives(10)	0.5	0.5	0.5	0.6

Total Special items, net	$11.0	$15.8	$11.0	$18.4

(1)
During the second quarter of 2011 and the first half of 2010, we recognized expenses for restructuring costs associated with employee terminations and impairment of assets at the Montreal and Edmonton breweries.

(2)
During the first half of 2011, we recognized a charge related to special termination benefits offered to eligible employees upon election for early retirement as CBAs were ratified with MCC impacting the Quebec Hourly Defined Benefit pension plan. Additionally, during the first quarter of 2011 and the first half of 2010, we recognized expenses for special termination benefits related to the Ontario-Atlantic Hourly Defined Benefit pension plan.

(3)
During the first half of 2011, we incurred expense in excess of insurance proceeds received related to flood damages at our Toronto offices.

(4)
During the second quarter of 2010, a capital asset write-off was recorded related to abandonment of sales support software, which had been under development, as a result of a change in strategic direction relative to the use of the software.

(5)
During the second quarter of 2011, we recognized a $2.0 million gain resulting from a reduction of our guarantee of Brewers' Retail, Inc. ("BRI") debt obligations, which is discussed further in Note 15 "Commitments and Contingencies".

(6)
During the second quarter of 2011, we recognized a $7.6 million loss related to the correction of an error in prior periods to reduce fixed assets in the Canada segment, resulting from the performance of a fixed asset count. The impact of the error and the related correction this year is not material to any prior annual or interim financial statements and is not material to the expected full year results for this fiscal year.

(7)
During the second quarter and first half of 2011 and 2010, we recognized employee termination costs related to supply chain restructuring activity and company-wide efforts to increase efficiency in certain operations, finance, information technology and human resource activities.

6. Unusual or Infrequent Items (Continued)

(8)
During 2009, we established a non-income-related tax reserve of $10.4 million that was recorded as a special item. The amounts recorded in the first quarter of 2011 represents a release of a portion of this reserve.

(9)
During the first half of 2010, we recognized a gain due to the release of an accrual of $0.3 million related to a potential repayment of a government grant.

(10)
During the second quarter of 2011 and the first half of 2010, we recognized costs associated with other strategic initiatives.

        The table below summarizes the activity in the restructuring accruals:

	Severance and other employee-related costs
	Canada	U.K.	Total
	(In millions)
Balance at December 25, 2010	$0.2	$2.2	$2.4
Charges incurred	—	2.7	2.7
Payments made	(0.1)	(0.9)	(1.0)

Balance at June 25, 2011	$0.1	$4.0	$4.1

7. Other Income and Expense

        The table below summarizes other income and expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	(In millions)
Gain (loss) from Foster's swap and related financial instruments(1)	$—	$21.9	$0.8	$15.0
Gain (loss) from other foreign exchange and derivative activity	(3.3)	(0.6)	(4.0)	(2.8)
Environmental reserve	0.1	(0.1)	(0.1)	(0.1)
Other, net	1.4	0.2	0.8	0.7

Other income (expense), net	$(1.8)	$21.4	$(2.5)	$12.8

(1)
During January of 2011, we settled the remaining Foster's swap and related financial instruments.

8. Discontinued Operations

        In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In the second quarter of 2011 and 2010, we recognized losses of $1.5 million and $0.6 million, respectively, from discontinued operations associated with foreign exchange gains and losses related to indemnities we provided to FEMSA with regard to contingent tax and other liabilities. During the first half of 2011 and of 2010, we recognized a loss of $1.2 million and a gain of $42.0 million, respectively. We recognized a gain of $42.6 million related to our settlement of a portion of our indemnity liabilities to FEMSA during the first quarter of 2010. See further discussion in Note 15 "Commitments and Contingencies."

9. Income Tax

        Our effective tax rates for the second quarters of 2011 and 2010 were approximately 16% and 18%, respectively.

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

        As of December 25, 2010, we had $84.1 million of uncertain tax benefits. Since December 25, 2010, uncertain tax benefits increased by $6.0 million. This addition is net of increases due to additional uncertain tax benefits and interest accrued for the current year and decreases primarily due to certain tax positions closing or being effectively settled, and payments made to tax authorities with regard to uncertain tax benefits during the second quarter of 2011. This results in a total uncertain tax benefit of $90.1 million as of June 25, 2011.

        We file income tax returns in most of the federal, state, and provincial jurisdictions in the U.S., U.K., and Canada. In the U.S., tax years through 2006 are closed, while exam years 2007 and 2008 have been effectively settled and only remain open pending finalization of an advanced pricing agreement. Tax years through fiscal year ended February 8, 2005 are closed or have been effectively settled through examination in Canada. Tax years through 2008 are closed or have been effectively settled through examination in the U.K.

10. Earnings per Share ("EPS")

        Basic net income per share was computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the additional dilutive effect of our potentially dilutive securities, which include stock options, SOSARs, RSUs, PUs, and DSUs, calculated using the treasury stock method.

10. Earnings per Share ("EPS") (Continued)

        The following summarizes the effect of dilutive securities on diluted EPS:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	(In millions)
Amounts attributable to MCBC
Net income (loss) from continuing operations	$224.3	$237.8	$306.9	$299.8
Income (loss) from discontinued operations, net of tax	(1.5)	(0.6)	(1.2)	42.0

Net income (loss) attributable to MCBC	$222.8	$237.2	$305.7	$341.8

Weighted average shares for basic EPS	187.1	185.7	187.0	185.6
Effect of dilutive securities:
Options and SOSARs	1.0	0.9	1.0	0.9
RSUs, PUs and DSUs	0.7	0.8	0.8	0.7

Weighted average shares for diluted EPS	188.8	187.4	188.8	187.2

Basic net income (loss) per share:
Continuing operations attributable to MCBC	$1.20	$1.28	$1.64	$1.61
Discontinued operations attributable to MCBC	(0.01)	—	(0.01)	0.23

Net income attributable to MCBC	$1.19	$1.28	$1.63	$1.84

Diluted net income (loss) per share:
Continuing operations attributable to MCBC	$1.19	$1.27	$1.63	$1.60
Discontinued operations attributable to MCBC	(0.01)	—	(0.01)	0.23

Net income attributable to MCBC	$1.18	$1.27	$1.62	$1.83

Dividends declared and paid per share	$0.32	$0.28	$0.60	$0.52

        The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	(In millions)
Stock options, SOSARs and RSUs(1)	0.7	1.3	0.6	1.0
Shares of Class B common stock issuable upon assumed conversion of the 2.5% Convertible Senior Notes(2)	10.7	10.5	10.7	10.5
Warrants to issue shares of Class B common stock(2)	10.7	10.5	10.7	10.5

	22.1	22.3	22.0	22.0

(1)
Exercise prices exceed the average market price of the common shares or are anti-dilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method.

(2)
We issued $575 million of senior convertible notes in June 2007. The impact of a net share settlement of the conversion amount at maturity will begin to dilute earnings per share if and when our stock price reaches $53.40. The impact of stock that could be issued to settle share obligations we could have under the warrants we issued simultaneously with the convertible notes

10. Earnings per Share ("EPS") (Continued)

  issuance will begin to dilute earnings per share when our stock price reaches $68.36. The potential receipt of MCBC stock from counterparties under our purchased call options when and if our stock price is between $53.40 and $68.36 would be anti-dilutive and excluded from any calculations of earnings per share.

        We have no outstanding equity share awards that contain non-forfeitable rights to dividends on unvested shares.

        Subsequent to quarter end, we announced that our Board of Directors approved and authorized a new program to repurchase, effective immediately, up to $1.2 billion of the Company's Class B common stock, with an expected program term of three years. Our Board of Directors may suspend, modify, or terminate the program at any time without prior notice.

11. Goodwill and Intangible Assets

        The following summarizes the change in goodwill for the first half of 2011 (in millions):

Balance at December 25, 2010	$1,489.1
Business acquisitions	19.3
Foreign currency translation	39.1
Historical correction to adjust properties, net	6.3

Balance at June 25, 2011	$1,553.8

        Goodwill was attributed to our segments as follows:

	As of
	June 25, 2011	December 25, 2010
	(In millions)
Canada	$769.7	$748.6
United Kingdom	765.5	731.4
MCI and Corporate	18.6	9.1

Consolidated	$1,553.8	$1,489.1

        The following table presents details of our intangible assets, other than goodwill, as of June 25, 2011:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$326.7	$(173.8)	$152.9
Distribution rights	2 - 23	353.1	(233.9)	119.2
Patents and technology and distribution channels	3 - 10	35.8	(28.2)	7.6
Land use rights and other	2 - 42	6.4	(0.7)	5.7
Intangible assets not subject to amortization:
Brands	Indefinite	3,430.3	—	3,430.3
Distribution networks	Indefinite	1,023.3	—	1,023.3
Other	Indefinite	15.5	—	15.5

Total		$5,191.1	$(436.6)	$4,754.5

11. Goodwill and Intangible Assets (Continued)

        The following table presents details of our intangible assets, other than goodwill, as of December 25, 2010:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$297.3	$(159.6)	$137.7
Distribution rights	2 - 23	345.8	(221.6)	124.2
Patents and technology and distribution channels	3 - 10	34.6	(25.5)	9.1
Land use rights and other	2 - 42	6.2	(0.1)	6.1
Intangible assets not subject to amortization:
Brands	Indefinite	3,359.2	—	3,359.2
Distribution networks	Indefinite	1,003.3	—	1,003.3
Other	Indefinite	15.5	—	15.5

Total		$5,061.9	$(406.8)	$4,655.1

        The changes in the gross carrying amounts of intangibles from December 25, 2010 to June 25, 2011 are due to the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies, and the first quarter acquisition of Sharp's Brewery Ltd. in the U.K. (approximately $20.4 million).

        Based on foreign exchange rates as of June 25, 2011, the following is our estimated amortization expense related to intangible assets for the next five years:

Amount
(In millions)
2011 - remaining	$19.4
2012	$36.0
2013	$35.0
2014	$35.0
2015	$32.4

        Amortization expense of intangible assets was $10.5 million and $20.3 million for the second quarter and first half of 2011, respectively, and $11.0 million and $22.0 million for the second quarter and first half of 2010, respectively.

        We are required to perform goodwill and indefinite-lived intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. We completed the required annual impairment testing during the third quarter of 2010 and determined that there were no impairments of goodwill or other indefinite-lived intangible assets. Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential impairment. No impairment losses were included in the goodwill or intangible asset balances as of June 25, 2011 or December 25, 2010.

12. Debt

        Our total long-term borrowings as of June 25, 2011 and December 25, 2010 were composed of the following:

	As of
	June 25, 2011	December 25, 2010
	(In millions)
Senior notes:
$850 million 6.375% notes due 2012	44.6	44.6
Canadian dollar ("CAD") 900 million 5.0% notes due 2015	910.4	892.6
$575 million 2.5% convertible notes due 2013(1)(2)	575.0	575.0
CAD 500 million 3.95% Series A notes due 2017	505.8	495.9
Less: unamortized debt discounts and other(2)	(39.8)	(48.5)

Total long-term debt (including current portion)	1,996.0	1,959.6
Less: current portion of long-term debt	(44.9)	—

Total long-term debt	$1,951.1	$1,959.6

Total fair value	$2,130.5	$2,137.6

(1)
The original conversion price for each $1,000 aggregate principal amount of notes was $54.76 per share of our Class B common stock, which represented a 25% premium above the stock price on the day of issuance of the notes and corresponded to the initial conversion ratio of 18.263 shares per each $1,000 aggregate principal amount of notes. The conversion ratio and conversion price are subject to adjustments for certain events and provisions, as defined in the indenture. As of June 2011, our conversion price and ratio are $53.40 and 18.7249 shares, respectively. Currently, the convertible debt's if-converted value does not exceed the principal.

(2)
During the second quarters of 2011 and 2010, we incurred additional non-cash interest expense of $4.4 million and $4.2 million, respectively. For the first half of 2011 and 2010, the amounts were $8.7 million and $8.4 million, respectively. We also incurred interest expense related to the 2.5% convertible coupon rate of $3.6 million for both the second quarters of 2011 and 2010. For the first half of 2011 and 2010, the amount was $7.2 million for both periods. The combination of non-cash and cash interest resulted in an effective interest rate of 5.91% and 6.00% for the second quarters of 2011 and 2010, respectively. The effective interest rates for the first half of 2011 and 2010 were 5.92% and 6.00%, respectively. As of June 25, 2011 and December 25, 2010, paid in capital in the equity section of our balance sheet includes $103.9 million, ($64.2 million net of tax), representing the equity component of the convertible debt. Further, as of June 25, 2011 and December 25, 2010, $37.7 million and $46.3 million respectively of the unamortized debt discount and other balance relates to our $575 million convertible debt. We expect the unamortized discount to continue to amortize through 2013 resulting in non-cash interest expense of approximately $17 million to $18 million annually, thereby increasing the carrying value of the convertible debt to its $575 million face value at maturity in July 2013. The remaining $2.2 million as of June 25, 2011 and December 25, 2010, relates to unamortized debt premiums, discounts, and other on the additional debt balances.

        Our short-term borrowings at June 25, 2011 and December 25, 2010 were $5.5 million and $1.1 million, respectively.

        During the second quarter of 2011, we terminated our $750 million revolving multicurrency bank credit facility, which was set to expire in August 2011. Additionally, in connection with this termination, we entered into an agreement for a 4-year revolving multicurrency credit facility of $400 million, which provides a $100 million sub-facility available for the issuance of letters of credit. We incurred $2.2 million of issuance costs and up-front fees related to this agreement, which are amortized over the

12. Debt (Continued)

term of the facility. There were no outstanding borrowings on the $400 million credit facility as of June 25, 2011.

        Under the terms of some of our debt facilities, we must comply with certain restrictions. These restrictions include restrictions on debt secured by certain types of mortgages, certain threshold percentages of secured consolidated net tangible assets, and restrictions on certain types of sale lease-back transactions. As of June 25, 2011, we were in compliance with all of these restrictions.

13. Derivative Instruments and Hedging Activities

        Our risk management and derivative accounting policies are presented in Note 18 of the Notes and did not significantly change during the first half of 2011.

Derivative Fair Value Measurements

        We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk. As of June 25, 2011 and December 25, 2010 these adjustments resulted in deferred net gains in accumulated other comprehensive income ("AOCI") of $2.5 million and $2.7 million, respectively, as the fair value of our derivatives were in net liability positions at both period ends.

        The table below summarizes our derivative assets and liabilities that were measured at fair value as of June 25, 2011 and December 25, 2010.

		Fair Value Measurements at June 25, 2011 Using
	Total carrying value at June 25, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(437.6)	$—	$(437.6)	$—
Foreign currency forwards	(16.7)	—	(16.7)	—
Commodity swaps	0.5	—	0.5	—

Total	$(453.8)	$—	$(453.8)	$—

		Fair Value Measurements at December 25, 2010 Using
	Total carrying value at December 25, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(412.2)	$—	$(412.2)	$—
Foreign currency forwards	(16.3)	—	(16.3)	—
Commodity swaps	(2.0)	—	(2.0)	—
Total return swaps	1.2	—	1.2	—
Option contracts	2.9	—	—	2.9

Total	$(426.4)	$—	$(429.3)	$2.9

13. Derivative Instruments and Hedging Activities (Continued)

        The table below summarizes derivative valuation activity using significant unobservable inputs (Level 3):

Rollforward of Level 3 Inputs
(In millions)
Balance at December 25, 2010	$2.9
Total gains or losses (realized/unrealized)
Included in earnings (or change in net assets)	1.5
Included in AOCI
Purchases	—
Sales	—
Issuances	—
Settlements	(4.4)
Transfers in/out of Level 3	—

Balance at June 25, 2011	$—

        During the first quarter of 2011, we settled all of our option contracts that were classified as Level 3 as of December 25, 2010. As of June 25, 2011, we had no significant transfers between Level 1 and 2. New derivative contracts transacted during the first half of 2011 are all included in Level 2.

Results of Period Derivative Activity

        The tables below include the year to date results of our derivative activity in the Condensed Consolidated Balance Sheets as of June 25, 2011 and December 25, 2010 and the Condensed Consolidated Statements of Operations for the second quarters and first half ended June 25, 2011 and June 26, 2010.

13. Derivative Instruments and Hedging Activities (Continued)

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheet (in millions)

	As of June 25, 2011
		Asset derivatives
				Liability derivatives
	Notional amount	Balance sheet location	Fair value
				Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	USD 1,691.7	Other current assets	$—	Current derivative liability	$(437.6)
		Other assets	—	Long term derivative liability	—
Foreign currency forwards	USD 427.2	Other current assets	0.5	Current derivative liability	(13.3)
		Other assets	0.7	Long term derivative liability	(4.6)
Commodity swaps	Gigajoules 2.0	Other current assets	1.0	Current derivative liability	(0.6)
		Other assets	0.2	Long term derivative liability	(0.1)

Total derivatives designated as hedging instruments			$2.4		$(456.2)

        As of June 25, 2011, all derivatives were designated as hedging instruments.

	As of December 25, 2010
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	USD 1,637.1	Other current assets	$—	Current derivative liability	$(11.2)
		Other assets	—	Long term derivative liability	(401.0)
Foreign currency forwards	USD 426.0	Other current assets	0.3	Current derivative liability	(12.4)
		Other assets	0.1	Long term derivative liability	(3.4)
Commodity swaps	Gigajoules 2.2	Other current assets	0.1	Current derivative liability	(1.8)
		Other assets	—	Long term derivative liability	(0.4)

Total derivatives designated as hedging instruments			$0.5		$(430.2)

Derivatives not designated as hedging instruments:
Foreign currency forwards	USD 13.9	Other current assets	—	Current derivative liability	(0.8)
Total return swaps	Australian dollar ("AUD") 42.1	Other current assets	$1.2	Current derivative liability	$—
Option contracts	FGL.ASX Shares 7.6	Other current assets	$3.1	Current derivative liability	$(0.2)

Total derivatives not designated as hedging instruments			$4.3		$(1.0)

        We allocate the current and non-current portion of each contract to the corresponding derivative account above.

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (in millions)

Cash Flow Hedges

For the Thirteen Weeks Ended June 25, 2011

Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps(1)	$1.3	Other income (expense), net	$6.6	Other income (expense), net	$—
		Interest expense, net	(3.6)	Interest expense, net	—
Forward starting interest rate swaps	0.3	Interest expense, net	(0.3)	Interest expense, net	—
Foreign currency forwards	8.8	Other income (expense), net	(2.9)	Other income (expense), net	—
		Cost of goods sold	(4.0)	Cost of goods sold	—
		Marketing, general and administrative expenses	—	Marketing, general and administrative expenses	—
Commodity swaps	(1.3)	Cost of goods sold	—	Cost of goods sold	—

Total	$9.1		$(4.2)		$—

13. Derivative Instruments and Hedging Activities (Continued)

For the Thirteen Weeks Ended June 26, 2010

Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps(1)	$1.9	Other income (expense), net	$9.9	Other income (expense), net	$—
		Interest expense, net	(3.3)	Interest expense, net	—
Forward starting interest rate swaps	(4.5)	Interest expense, net	—	Interest expense, net	—
Foreign currency forwards	4.8	Other income (expense), net	(1.1)	Other income (expense), net	—
		Cost of goods sold	(0.3)	Cost of goods sold	—
		Marketing, general and administrative expenses	0.1	Marketing, general and administrative expenses	—
Commodity swaps	2.7	Cost of goods sold	(0.7)	Cost of goods sold	—

Total	$4.9		$4.6		$—

For the Twenty-Six Weeks Ended June 25, 2011

Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps(1)	$(1.8)	Other income (expense), net	$(16.9)	Other income (expense), net	$—
		Interest expense, net	(7.0)	Interest expense, net	—
Forward starting interest rate swaps	0.6	Interest expense, net	(0.6)	Interest expense, net	—
Foreign currency forwards	0.1	Other income (expense), net	(4.6)	Other income (expense), net	—
		Cost of goods sold	(6.4)	Cost of goods sold	—
		Marketing, general and administrative expenses	—	Marketing, general and administrative expenses	—
Commodity swaps	2.6	Cost of goods sold	0.2	Cost of goods sold	—

Total	$1.5		$(35.3)		$—

For the Twenty-Six Weeks Ended June 26, 2010

Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps(1)	$10.2	Other income (expense), net	$(15.3)	Other income (expense), net	$—
		Interest expense, net	(5.9)	Interest expense, net	—
Forward starting interest rate swaps	(6.7)	Interest expense, net	—	Interest expense, net	—
Foreign currency forwards	0.3	Other income (expense), net	(2.4)	Other income (expense), net	—
		Cost of goods sold	(1.0)	Cost of goods sold	—
		Marketing, general and administrative expenses	0.1	Marketing, general and administrative expenses	—
Commodity swaps	1.3	Cost of goods sold	(1.2)	Cost of goods sold	—

Total	$5.1		$(25.7)		$—

Note:    Amounts recognized in AOCI are gross of taxes. Refer to Note 16, "Comprehensive Income (Loss)", for amount net of tax.

(1)
The foreign exchange gain (loss) component of these cross currency swaps is offset by the corresponding gain (loss) on the hedged forecasted transactions in Other income (expense), net and Interest expense, net.

        During the period we recorded no significant income or expense due to ineffectiveness of these cash flow hedges. We expect net losses of approximately $7.2 million (pre-tax) recorded in AOCI at June 25, 2011 will be reclassified into earnings within the next 12 months. The maximum length of time over which forecasted transactions are hedged is 3 years, and such transactions relate to foreign exchange, interest rate and commodity exposures.

13. Derivative Instruments and Hedging Activities (Continued)

Other Derivatives (in millions)

        There was no activity for the thirteen weeks ended June 25, 2011 related to derivatives not in hedging relationships.

For the Thirteen Weeks Ended June 26, 2010

Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Cash settled total return swaps	Other income (expense), net	$21.9

		$21.9

For the Twenty-Six Weeks Ended June 25, 2011

Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Cash settled total return swaps	Other income (expense), net	$(0.6)
Option contracts	Other income (expense), net	1.5
Foreign currency forwards	Other income (expense), net	(0.1)

		$0.8

For the Twenty-Six Weeks Ended June 26, 2010

Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Cash settled total return swaps	Other income (expense), net	$15.0

		$15.0

14. Pension and Other Postretirement Benefits

        We sponsor defined benefit retirement plans in Canada, the U.K. and the U.S. Additionally, we offer other postretirement benefits to the majority of our Canadian and U.S. employees. The net periodic pension costs under retirement plans and other postretirement benefits were as follows:

	Thirteen Weeks Ended June 25, 2011
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$4.8	$—	$—	$4.8
Interest cost	18.5	0.1	27.5	46.1
Expected return on plan assets	(18.8)	—	(31.9)	(50.7)
Amortization of prior service cost	0.2	—	—	0.2
Amortization of net actuarial loss	2.4	—	2.8	5.2
Less expected participant contributions	(0.4)	—	—	(0.4)

Net periodic pension cost (benefit)	$6.7	$0.1	$(1.6)	$5.2

Other Postretirement Benefits
Service cost—benefits earned during the period	$0.5	$0.1	$—	$0.6
Interest cost on projected benefit obligation	2.0	—	—	2.0
Amortization of prior service cost (gain)	(1.0)	—	—	(1.0)
Amortization of net actuarial loss (gain)	(0.9)	—	—	(0.9)

Net periodic postretirement benefit cost	$0.6	$0.1	$—	$0.7

14. Pension and Other Postretirement Benefits (Continued)

	Thirteen Weeks Ended June 26, 2010
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$4.4	$—	$—	$4.4
Interest cost	18.0	0.1	28.0	46.1
Expected return on plan assets	(17.6)	—	(26.5)	(44.1)
Amortization of prior service cost	0.2	—	—	0.2
Amortization of net actuarial loss	0.3	—	3.0	3.3
Less expected participant contributions	(0.5)	—	—	(0.5)
Curtailment loss	1.8	—	—	1.8

Net periodic pension cost (benefit)	$6.6	$0.1	$4.5	$11.2

Other Postretirement Benefits
Service cost—benefits earned during the period	$0.6	$—	$—	$0.6
Interest cost on projected benefit obligation	2.4	—	—	2.4
Amortization of prior service benefit	(0.9)	—	—	(0.9)

Net periodic postretirement benefit cost	$2.1	$—	$—	$2.1

	Twenty-Six Weeks Ended June 25, 2011
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$9.5	$—	$—	$9.5
Interest cost	36.6	0.2	54.4	91.2
Expected return on plan assets	(37.4)	—	(63.1)	(100.5)
Amortization of prior service cost	0.4	—	—	0.4
Amortization of net actuarial loss	4.7	—	5.5	10.2
Less expected participant contributions	(0.8)	—	—	(0.8)

Net periodic pension cost (benefit)	$13.0	$0.2	$(3.2)	$10.0

Other Postretirement Benefits
Service cost—benefits earned during the period	$1.0	$0.2	$—	$1.2
Interest cost on projected benefit obligation	3.9	—	—	3.9
Amortization of prior service cost (gain)	(1.9)	—	—	(1.9)
Amortization of net actuarial loss (gain)	(1.8)	—	—	(1.8)

Net periodic postretirement benefit cost	$1.2	$0.2	$—	$1.4

14. Pension and Other Postretirement Benefits (Continued)

	Twenty-Six Weeks Ended June 26, 2010
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$8.7	$—	$—	$8.7
Interest cost	35.8	0.2	57.4	93.4
Expected return on plan assets	(35.0)	—	(54.3)	(89.3)
Amortization of prior service cost	0.4	—	—	0.4
Amortization of net actuarial loss	0.6	—	6.1	6.7
Less expected participant contributions	(1.0)	—	—	(1.0)
Special termination benefits	1.8	—	—	1.8

Net periodic pension cost (benefit)	$11.3	$0.2	$9.2	$20.7

Other Postretirement Benefits
Service cost—benefits earned during the period	$1.2	$—	$—	$1.2
Interest cost on projected benefit obligation	4.7	—	—	4.7
Amortization of prior service benefit	(1.8)	—	—	(1.8)

Net periodic postretirement benefit cost	$4.1	$—	$—	$4.1

        During the first half of 2011, employer contributions to the defined benefit plans for Canada were $6.5 million. There were no contributions to the U.K. or U.S. plans in the first half of the year. Expected total fiscal year 2011 employer contributions to the Canada, U.S. and U.K. defined benefits plans are approximately $14 million. MillerCoors' contributions to its defined benefit pension plans are not included here, as MillerCoors is not consolidated in our financial statements.

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

        During 2010, we reached a settlement agreement with FEMSA for the entirety of our indemnity obligations corresponding to the principal, penalties, interest and attorney's fees owed by Kaiser for the first category of purchased credits. This favorable settlement involved a cash payment of $96.0 million, and eliminated $284.5 million of maximum potential tax claims, of which $131.2 million of indemnity liabilities were accrued on our balance sheet at December 26, 2009. The payment was made in the second quarter of 2010. The maximum potential claims amount remaining for the second category of purchased tax credits (which we believe present less risk than the first category) was $275.9 million as of June 25, 2011. As of the end of the second quarter of 2011, our total estimate of the indemnity liability was $25.0 million, $10.0 million of which was classified as a current liability and $15.0 million of which was classified as non-current.

        Our estimates consider a number of scenarios for the ultimate resolution of these issues, the probabilities of which are influenced not only by legal developments in Brazil but also by management's intentions with regard to various alternatives that could present themselves leading to the ultimate resolution of these issues. The liabilities are impacted by changes in estimates regarding amounts that could be paid, the timing of such payments, adjustments to the probabilities assigned to various scenarios and foreign currency exchange rates.

15. Commitments and Contingencies (Continued)

        Additionally, we also provided indemnity related to all other tax, civil, and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded and disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. As a result of these contract provisions, our estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs arising from the federal or any of the various state governments in Brazil. The recorded value of the tax, civil, and labor indemnity liability was $10.5 million as of June 25, 2011, which is classified as non-current.

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

        The table below provides a summary of reserves associated with the Kaiser indemnity obligations from December 25, 2010, through June 25, 2011:

	Indemnity Obligations
	Purchased tax credits indemnity reserve	Tax, civil and labor indemnity reserve	Total indemnity reserves
	(In millions)
Balance at December 25, 2010	$23.7	$10.0	$33.7
Changes in estimates	—	—	—
Foreign exchange transaction impact	1.3	0.5	1.8

Balance at June 25, 2011	$25.0	$10.5	$35.5

Guarantees

        We guarantee indebtedness and other obligations to banks and other third parties for some of its equity method investments and consolidated subsidiaries, primarily BRI. We guaranteed our respective share of the indebtedness of BRI related to its CAD $200 million debt which was settled at maturity on June 15, 2011 at which time we were released from our guarantee. The funding from this settlement was from a new short-term loan maturing in June 2012 for which we became a guarantor and a separate guarantee liability was recorded. Due to the structure of the new BRI debt agreement and related guarantees, our liability was reduced which resulted in a corresponding gain in Special items, net of $2.0 million in the second quarter of 2011. Other liabilities in the accompanying Condensed Consolidated Balance Sheets include $100.4 million as of June 25, 2011, of which $94.1 million is current and $6.3 million is non-current; and $100.4 million as of December 25, 2010, of which $94.2 million is current and $6.2 million is non-current, related to such guarantees.

Litigation and Other Disputes

        In 1999, Molson entered into an agreement for the distribution of Molson products in Brazil. In 2000, before commencing that business, Molson terminated the distribution agreement and paid the distributor $150,000 in settlement. The distributor then sued Molson to set aside the settlement and to seek additional compensation. The Appellate Court of the State of Rio de Janeiro ("Appellate Court")

15. Commitments and Contingencies (Continued)

set aside the settlement agreement and determined that Molson was liable to the distributor, with the amount of damages to be determined through subsequent proceedings. An appeal of the liability decision is currently pending before the Brazilian Superior Court of Justice, which allowed Molson's appeal during the fourth quarter of fiscal year 2009 and agreed to hear the merits of Molson's appeal. With respect to damages, the case was remanded to a Rio de Janeiro trial court to determine the amount of damages. The trial court retained an expert who provided a report adopting the position of the distributor and recommended damages based on a business plan that was never implemented. Molson challenged the irregularity of the expert process, the impartiality of the expert, as well as the report's specific recommendation. The trial court denied Molson's challenges. Molson filed an appeal before the Appellate Court regarding these procedural irregularities, which was denied during the fourth quarter of fiscal year 2009. Following the trial court's procedural ruling during the third quarter of 2009, that court handed down a decision in the distributor's favor granting the full amount of the lost anticipated profits alleged by the distributor, approximately $42 million, plus attorney's fees and interest to accrue from the termination of the distribution agreement. Molson appealed the judgment to the Appellate Court. During the fourth quarter of 2009, the Appellate Court directed the court-retained expert to explain the basis for his damages calculation. During the first quarter of 2010, the Appellate Court granted Molson's appeal and vacated the $42 million judgment. The Appellate Court remanded the proceeding to the trial court and ordered that court to select a different expert. The Appellate Court furthermore directed the trial court to use specific criteria in setting damages, the effect of which should be to substantially reduce the award. Molson sought clarification as to the precise criteria to be used. In late April 2010, the Appellate Court denied Molson's motion for clarification, but limited the accrual of interest in this matter. In mid October 2010, the Appellate Court denied the distributor's motion to set aside the vacation of the $42 million judgment. In July 2011, the trial court selected a new expert who is beginning to formulate a new calculation of damages. We will continue to defend this case vigorously, and believe that a material adverse result is not probable.

        During the second quarter of 2011, a competitor in our Canadian market filed a lawsuit in a trial court in Ontario, Canada, challenging a sponsorship agreement between our Canadian and U.S. businesses and the National Hockey League ("NHL") (Labatt Brewing Co. Ltd. et al. v.NHL Enterprises Canada Ltd., et al., Sup. Ct. of Justice—Ontario, CV-11-9122-00CL). Following an expedited trial, the court ruled against the Company and the NHL, holding that there was a binding agreement between Labatt and the NHL. The Court of Appeal of Ontario reversed that judgment on July 12, 2011 (C53817 & C53818). Labatt has since re-initiated a lawsuit in the Ontario trial court. The Company will vigorously defend that lawsuit, and has indemnity from the NHL for any damages and fees awarded in the event of an adverse judgment. Such a judgment could, however, eliminate the benefits of an NHL sponsorship described in the "Outlook for 2011" section of our Form 10-Q for the period ended March 26, 2011.

        We are involved in other disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.

Environmental

        When we determine it is probable that a liability for environmental matters or other legal actions exists and the amount of the loss is reasonably estimable, an estimate of the future costs are recorded as a liability in the financial statements. Costs that extend the life, increase the capacity or improve the safety or efficiency of Company-owned assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred.

15. Commitments and Contingencies (Continued)

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

        Based on these assumptions, the present value and gross amount of the costs at June 25, 2011, are approximately $4.3 million and $5.3 million, respectively. Accordingly, we believe that the existing liability is adequate as of June 25, 2011. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.

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

15. Commitments and Contingencies (Continued)

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

16. Comprehensive Income (Loss)

        The following summarizes the components of comprehensive income (loss):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	(In millions)
Net income (loss) including noncontrolling interests	$223.8	$238.3	$306.5	$343.7

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(34.7)	(20.9)	127.0	(31.7)
Amortization of net prior service costs and net actuarial losses, net of tax	(0.1)	0.8	0.8	2.6
Unrealized gain (loss) on derivative instruments, net of tax	1.4	1.0	(6.1)	(0.2)
Reclassification adjustment on derivative instruments, net of tax	4.7	1.7	7.2	3.1
Ownership share of unconsolidated subsidiaries' other comprehensive (loss) income, net of tax(1)	(4.0)	(17.7)	8.9	(10.3)

Total other comprehensive (loss) income, net of tax	(32.7)	(35.1)	137.8	(36.5)

Comprehensive income (loss)	191.1	203.2	444.3	307.2
Less: Comprehensive income attributable to the noncontrolling interest	(1.0)	(1.1)	(0.8)	(1.9)

Comprehensive income (loss) attributable to MCBC	$190.1	$202.1	$443.5	$305.3

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

17. Supplemental Guarantor Information (Continued)

        On June 15, 2007, MCBC issued $575 million of 2.5% Convertible Senior Notes due July 30, 2013 in a registered offering (see Note 12, "Debt"). The convertible notes are guaranteed on a senior unsecured basis by CBC, Molson Coors International, LP ("MCI LP"), Molson Coors Capital Finance ULC ("MC Capital Finance") and certain U.S. and Canadian subsidiaries of MCBC, including Molson Canada 2005 ("Subsidiary Guarantors").

        On May 7, 2002, CBC completed a public offering of $850 million principal amount of 6.375% Senior notes due 2012. As of June 25, 2011, $44.6 million remain outstanding and are guaranteed on a senior and unsecured basis by MCBC, MCI LP, MC Capital Finance, and the Subsidiary Guarantors. The guarantees are full and unconditional and joint and several.

        On September 22, 2005, MCI LP and MC Capital Finance completed a public offering of $1.1 billion principal amount of Senior notes composed of $300 million 4.85% notes due 2010 and CAD 900 million 5.00% notes due 2015. During the third quarter of 2010, the $300 million 4.85% notes were repaid in full. Subsequently on October 6, 2010, MCI LP completed a private placement in Canada of CAD 500 million 3.95% fixed rate Series A Notes due 2017. Although MC Capital Finance was not a co-issuer on the 2010 notes, it continues to be presented with MCI LP as MC Capital Finance is an inactive entity with no activity or any remaining significant assets or liabilities which would require separate presentation. Both the remaining CAD 900 million 2005 notes and the 2010 Series A Notes are guaranteed on a senior and unsecured basis by MCBC, CBC, and Subsidiary Guarantors, and for the 2010 Series A Notes, MC Capital Finance. The guarantees are full and unconditional and joint and several. Funds necessary to meet the debt service obligations of MCI LP and MC Capital Finance are provided in large part by distributions or advances from MCBC's other subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements, could limit the ability of MCI LP and MC Capital Finance to obtain cash for the purpose of meeting its debt service obligation, including the payment of principal and interest on the notes.

        On December 25, 2010, CBC transferred its equity method investment in MillerCoors to MC Holding Company LLC, a newly created wholly-owned subsidiary of MCBC and a guarantor of the notes as well as the 2010 senior notes. As a result of the transfer, the investment in MillerCoors is presented in the column "Subsidiary Guarantors" at December 25, 2010 and all results of operations and cash flows related to the investment in MillerCoors subsequent to December 25, 2010 are presented in that column. The transfer of the investment between the 2002 Issuer and Subsidiary Guarantor categories does not negatively affect the holders of the notes or the holders of the 2010 senior notes as both the prior holder of the MillerCoors investment, CBC, and the current holder, MC Holding Company LLC, are joint and severally liable under the notes and the 2010 senior notes by virtue of their status as issuer or guarantor.

        The following information sets forth the Condensed Consolidating Statements of Operations for the thirteen and twenty-six weeks ended June 25, 2011 and June 26, 2010, Condensed Consolidating Balance Sheets as of June 25, 2011 and December 25, 2010, and Condensed Consolidating Statements of Cash Flows for the twenty-six weeks ended June 25, 2011 and June 26, 2010. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, each of the issuers and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC, CBC, MCI LP, MC Capital Finance, and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

17. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED JUNE 25, 2011
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$8.0	$57.4	$—	$734.9	$647.3	$(64.5)	$1,383.1
Excise taxes	—	—	—	(177.9)	(271.6)	—	(449.5)

Net sales	8.0	57.4	—	557.0	375.7	(64.5)	933.6
Cost of goods sold	—	(12.9)	—	(292.1)	(275.1)	56.2	(523.9)

Gross profit	8.0	44.5	—	264.9	100.6	(8.3)	409.7
Marketing, general and administrative expenses	(31.8)	(11.9)	—	(130.2)	(103.5)	4.9	(272.5)
Special items, net	(0.5)	—	—	(8.2)	(2.3)	—	(11.0)
Equity income (loss) in subsidiaries	223.2	83.7	12.0	21.6	128.2	(468.7)	—
Equity income in MillerCoors	—	—	—	171.8	—	—	171.8

Operating income (loss)	198.9	116.3	12.0	319.9	123.0	(472.1)	298.0
Interest income (expense), net	(8.4)	11.8	(8.9)	203.4	(225.6)	—	(27.7)
Other income (expense), net	(0.1)	(2.0)	—	0.3	118.0	(118.0)	(1.8)

Income (loss) from continuing operations before income taxes	190.4	126.1	3.1	523.6	15.4	(590.1)	268.5
Income tax benefit (expense)	32.4	(69.6)	23.8	(34.9)	5.1	—	(43.2)

Net income (loss) from continuing operations	222.8	56.5	26.9	488.7	20.5	(590.1)	225.3
Income (loss) from discontinued operations, net of tax	—	—	—	—	(1.5)	—	(1.5)

Net income (loss) including noncontrolling interests	222.8	56.5	26.9	488.7	19.0	(590.1)	223.8
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	—	—	(1.0)	—	(1.0)

Net income (loss) attributable to MCBC	$222.8	$56.5	$26.9	$488.7	$18.0	$(590.1)	$222.8

17. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED JUNE 26, 2010
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$2.2	$57.6	$—	$699.1	$582.8	$(59.1)	$1,282.6
Excise taxes	—	—	—	(163.5)	(235.8)	—	(399.3)

Net sales	2.2	57.6	—	535.6	347.0	(59.1)	883.3
Cost of goods sold	—	(13.7)	—	(264.3)	(253.6)	56.8	(474.8)

Gross profit	2.2	43.9	—	271.3	93.4	(2.3)	408.5
Marketing, general and administrative expenses	(29.5)	(7.6)	—	(129.0)	(98.1)	3.0	(261.2)
Special items, net	(0.6)	—	—	(14.5)	(0.7)	—	(15.8)
Equity income (loss) in subsidiaries	235.3	105.2	34.4	(81.6)	129.2	(422.5)	—
Equity income in MillerCoors	—	163.6	—	—	—	—	163.6

Operating income (loss)	207.4	305.1	34.4	46.2	123.8	(421.8)	295.1
Interest income (expense), net	(8.5)	11.8	(31.2)	93.9	(91.2)	(0.2)	(25.4)
Other income (expense), net	21.9	(0.1)	—	0.6	(1.0)	—	21.4

Income (loss) from continuing operations before income taxes	220.8	316.8	3.2	140.7	31.6	(422.0)	291.1
Income tax benefit (expense)	16.4	(81.8)	46.4	(35.5)	2.3	—	(52.2)

Net income (loss) from continuing operations	237.2	235.0	49.6	105.2	33.9	(422.0)	238.9
Income (loss) from discontinued operations, net of tax	—	—	—	—	(0.6)	—	(0.6)

Net income (loss) including noncontrolling interests	237.2	235.0	49.6	105.2	33.3	(422.0)	238.3
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	—	—	(1.1)	—	(1.1)

Net income (loss) attributable to MCBC	$237.2	$235.0	$49.6	$105.2	$32.2	$(422.0)	$237.2

17. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 25, 2011
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$13.8	$100.6	$—	$1,246.7	$1,131.6	$(112.3)	$2,380.4
Excise taxes	—	—	—	(301.5)	(454.9)	—	(756.4)

Net sales	13.8	100.6	—	945.2	676.7	(112.3)	1,624.0
Cost of goods sold	—	(23.8)	—	(516.6)	(508.7)	98.0	(951.1)

Gross profit	13.8	76.8	—	428.6	168.0	(14.3)	672.9
Marketing, general and administrative expenses	(64.5)	(19.5)	—	(241.1)	(197.0)	11.2	(510.9)
Special items, net	(0.5)	—	—	(10.3)	(0.2)	—	(11.0)
Equity income (loss) in subsidiaries	409.1	85.3	(52.3)	(114.4)	182.7	(510.4)	—
Equity income in MillerCoors	—	—	—	273.0	—	—	273.0

Operating income (loss)	357.9	142.6	(52.3)	335.8	153.5	(513.5)	424.0
Interest income (expense), net	(16.8)	23.7	2.4	272.4	(336.2)	—	(54.5)
Other income (expense), net	1.3	100.8	(0.1)	0.3	117.2	(222.0)	(2.5)

Income (loss) from continuing operations before income taxes	342.4	267.1	(50.0)	608.5	(65.5)	(735.5)	367.0
Income tax benefit (expense)	(36.7)	(21.8)	7.3	(10.8)	2.7	—	(59.3)

Net income (loss) from continuing operations	305.7	245.3	(42.7)	597.7	(62.8)	(735.5)	307.7
Income (loss) from discontinued	—	—	—	—	(1.2)	—	(1.2)

Net income (loss) including noncontrolling interests	305.7	245.3	(42.7)	597.7	(64.0)	(735.5)	306.5
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	—	—	(0.8)	—	(0.8)

Net income (loss) attributable to MCBC	$305.7	$245.3	$(42.7)	$597.7	$(64.8)	$(735.5)	$305.7

17. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 26, 2010
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$8.7	$97.8	$—	$1,200.8	$1,027.2	$(104.9)	$2,229.6
Excise taxes	—	—	—	(281.6)	(403.7)	—	(685.3)

Net sales	8.7	97.8	—	919.2	623.5	(104.9)	1,544.3
Cost of goods sold	—	(24.7)	—	(483.6)	(466.9)	96.0	(879.2)

Gross profit	8.7	73.1	—	435.6	156.6	(8.9)	665.1
Marketing, general and administrative expenses	(61.5)	(17.7)	—	(240.0)	(189.5)	10.0	(498.7)
Special items, net	(0.7)	—	—	(3.0)	(14.7)	—	(18.4)
Equity income (loss) in subsidiaries	374.9	134.7	42.4	(179.8)	193.7	(565.9)	—
Equity income in MillerCoors	—	254.6	—	—	—	—	254.6

Operating income (loss)	321.4	444.7	42.4	12.8	146.1	(564.8)	402.6
Interest income (expense), net	(16.7)	24.5	(36.5)	157.7	(178.7)	(0.1)	(49.8)
Other income (expense), net	20.0	(1.6)	(0.1)	0.6	(6.1)	—	12.8

Income (loss) from continuing operations before income taxes	324.7	467.6	5.8	171.1	(38.7)	(564.9)	365.6
Income tax benefit (expense)	17.1	(93.8)	35.7	(32.9)	10.0	—	(63.9)

Net income (loss) from continuing operations	341.8	373.8	41.5	138.2	(28.7)	(564.9)	301.7
Income (loss) from discontinued	—	—	—	—	42.0	—	42.0

Net income (loss) including noncontrolling interests	341.8	373.8	41.5	138.2	13.3	(564.9)	343.7
Add back (less): Loss (net income) attributable	—	—	—	—	(1.9)	—	(1.9)

Net income (loss) attributable to MCBC	$341.8	$373.8	$41.5	$138.2	$11.4	$(564.9)	$341.8

17. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 25, 2011
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$879.1	$—	$—	$170.0	$135.1	$—	$1,184.2
Accounts receivable, net	—	5.4	—	234.9	390.0	(0.7)	629.6
Other receivables, net	107.1	33.3	—	23.8	60.0	—	224.2
Total inventories, net	—	—	—	113.2	110.0	—	223.2
Other assets, net	7.7	4.2	—	53.5	37.5	—	102.9
Deferred tax assets	—	—	—	0.4	1.0	(1.1)	0.3
Discontinued operations	—	—	—	—	0.3	—	0.3
Intercompany accounts receivable	—	65.1	484.3	1,245.1	795.8	(2,590.3)	—

Total current assets	993.9	108.0	484.3	1,840.9	1,529.7	(2,592.1)	2,364.7
Properties, net	30.9	7.0	—	846.9	523.1	—	1,407.9
Goodwill	—	11.4	—	373.0	1,169.4	—	1,553.8
Other intangibles, net	—	39.5	—	4,303.3	411.7	—	4,754.5
Investment in MillerCoors	—	—	—	2,680.0	—	—	2,680.0
Net investment in and advances to subsidiaries	7,965.5	4,353.1	2,176.2	—	5,155.5	(19,650.3)	—
Deferred tax assets	168.9	104.6	7.2	9.1	—	(119.3)	170.5
Other assets	5.8	13.2	5.5	77.8	70.4	—	172.7

Total assets	$9,165.0	$4,636.8	$2,673.2	$10,131.0	$8,859.8	$(22,361.7)	$13,104.1

Liabilities and equity
Current liabilities:
Accounts payable	$8.9	$0.5	$—	$72.7	$148.1	$(0.7)	$229.5
Accrued expenses and other liabilities, net	105.2	84.5	16.4	740.1	358.7	—	1,304.9
Deferred tax liability	153.6	—	—	—	95.9	(1.1)	248.4
Short-term borrowings and current portion of long-term debt	—	44.8	—	—	5.6	—	50.4
Discontinued operations	—	—	—	—	14.6	—	14.6
Intercompany accounts payable	207.3	5.0	468.5	1,017.8	891.7	(2,590.3)	—

Total current liabilities	475.0	134.8	484.9	1,830.6	1,514.6	(2,592.1)	1,847.8
Long-term debt	537.3	—	1,413.8	—	—	—	1,951.1
Net investment in and advances to subsidiaries	—	—	—	781.4	—	(781.4)
Deferred tax liability	—	102.2	1.9	—	432.0	(119.3)	416.8
Other liabilities, net	8.9	19.3	3.0	364.9	280.1	—	676.2
Discontinued operations	—	—	—	—	25.5	—	25.5
Intercompany notes payable	—	—	3,673.7	5,463.2	4,654.2	(13,791.1)	—

Total liabilities	1,021.2	256.3	5,577.3	8,440.1	6,906.4	(17,283.9)	4,917.4
MCBC stockholders' equity	8,145.7	5,261.0	1,713.3	9,982.1	1,910.6	(18,868.9)	8,143.8
Intercompany notes receivable	(1.9)	(880.5)	(4,617.4)	(8,291.2)	(0.1)	13,791.1	—

Total stockholders' equity	8,143.8	4,380.5	(2,904.1)	1,690.9	1,910.5	(5,077.8)	8,143.8
Noncontrolling interests	—	—	—	—	42.9	—	42.9

Total equity	8,143.8	4,380.5	(2,904.1)	1,690.9	1,953.4	(5,077.8)	8,186.7

Total liabilities and equity	$9,165.0	$4,636.8	$2,673.2	$10,131.0	$8,859.8	$(22,361.7)	$13,104.1

17. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 25, 2010
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$832.0	$7.0	$0.8	$189.3	$188.5	$—	$1,217.6
Accounts receivable, net	—	4.2	—	208.9	358.5	(0.8)	570.8
Other receivables, net	17.2	32.7	—	17.8	91.0	—	158.7
Total inventories, net	—	—	—	93.3	101.7	—	195.0
Other assets, net	4.4	1.8	—	36.2	35.8	—	78.2
Deferred tax assets	—	—	—	—	1.0	(1.0)	—
Discontinued operations	—	—	—	—	0.6	—	0.6
Intercompany accounts receivable	16.3	18.9	139.5	365.8	692.3	(1,232.8)	—

Total current assets	869.9	64.6	140.3	911.3	1,469.4	(1,234.6)	2,220.9
Properties, net	33.6	7.1	—	852.3	495.7	—	1,388.7
Goodwill	—	11.4	—	370.8	1,106.9	—	1,489.1
Other intangibles, net	—	40.4	—	4,233.9	380.8	—	4,655.1
Investment in MillerCoors	—	—	—	2,574.1	—	—	2,574.1
Net investment in and advances to subsidiaries	7,540.5	4,044.5	2,025.0	—	4,876.8	(18,486.8)	—
Deferred tax assets	183.4	108.7	7.1	8.4	—	(119.4)	188.2
Other assets, net	4.8	12.9	6.0	76.3	81.5	—	181.5

Total assets	$8,632.2	$4,289.6	$2,178.4	$9,027.1	$8,411.1	$(19,840.8)	$12,697.6

Liabilities and equity
Current liabilities:
Accounts payable	$5.3	$0.2	$—	$80.5	$183.0	$(0.8)	$268.2
Accrued expenses and other liabilities, net	39.4	15.2	15.9	396.9	363.6	—	831.0
Deferred tax liability	153.5	—	—	—	67.1	(1.0)	219.6
Short-term borrowings and current portion of long-term debt	—	—	—	—	1.1	—	1.1
Discontinued operations	—	—	—	—	14.0	—	14.0
Intercompany accounts payable	0.1	7.9	238.0	619.3	367.5	(1,232.8)	—

Total current liabilities	198.3	23.3	253.9	1,096.7	996.3	(1,234.6)	1,333.9
Long-term debt	528.7	45.0	1,385.9	—	—	—	1,959.6
Net investment in and advances to subsidiaries	—	—	—	865.4	—	(865.4)	—
Deferred tax liability	—	102.2	1.5	—	482.4	(119.4)	466.7
Other liabilities, net	9.1	57.2	2.9	710.8	290.6	—	1,070.6
Discontinued operations	—	—	—	—	24.2	—	24.2
Intercompany notes payable	—	—	3,601.9	5,345.7	7,086.8	(16,034.4)	—

Total liabilities	736.1	227.7	5,246.1	8,018.6	8,880.3	(18,253.8)	4,855.0
MCBC stockholders' equity	7,898.0	4,913.9	1,603.3	9,137.8	1,867.2	(17,621.4)	7,798.8
Intercompany notes receivable	(1.9)	(852.0)	(4,671.0)	(8,129.3)	(2,380.2)	16,034.4	—

Total stockholders' equity	7,896.1	4,061.9	(3,067.7)	1,008.5	(513.0)	(1,587.0)	7,798.8
Noncontrolling interests	—	—	—	—	43.8	—	43.8

Total equity	7,896.1	4,061.9	(3,067.7)	1,008.5	(469.2)	(1,587.0)	7,842.6

Total liabilities and equity	$8,632.2	$4,289.6	$2,178.4	$9,027.1	$8,411.1	$(19,840.8)	$12,697.6

17. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 25, 2011
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$117.9	$23.8	$31.9	$17.9	$80.3	$—	$271.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(1.6)	—	—	(39.2)	(31.7)	—	(72.5)
Proceeds from sales of properties and intangible assets, net	—	—	—	—	1.2	—	1.2
Acquisition of businesses, net of cash acquired	—	—	—	—	(41.3)	—	(41.3)
Change in restricted cash balance	—	—	—	—	2.7	—	2.7
Investment in MillerCoors	—	—	—	(470.4)	—	—	(470.4)
Return of capital from MillerCoors	—	—	—	376.4	—	—	376.4
Proceeds from settlements of derivative instruments	15.4	—	—	—	—	—	15.4
Investment in and advances to an unconsolidated affiliate	—	—	—	—	(5.7)	—	(5.7)
Trade loan repayments from customers	—	—	—	—	7.6	—	7.6
Trade loans advanced to customers	—	—	—	—	(5.2)	—	(5.2)
Net intercompany investing activity	0.1	(30.8)	—	33.0	44.0	(46.3)	—

Net cash provided by (used in) investing activities	13.9	(30.8)	—	(100.2)	(28.4)	(46.3)	(191.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	6.3	—	—	—	—	—	6.3
Excess tax benefits from share-based compensation	0.9	—	—	—	—	—	0.9
Dividends paid	(99.1)	—	—	—	(13.0)	—	(112.1)
Dividends paid to noncontrolling interests holders	—	—	—	—	(1.5)		(1.5)
Debt issuance costs	(2.2)	—	—	—	—	—	(2.2)
Payments from short-term borrowings, net	—	—	—	—	(8.5)	—	(8.5)
Net (payments) proceeds from revolving credit facilities	—	—	—	—	2.6	—	2.6
Change in overdraft balances and other	—	—	—	—	(10.8)	—	(10.8)
Net intercompany financing activity	9.4	—	(32.7)	58.5	(81.5)	46.3	—

Net cash provided by (used in) financing activities	(84.7)	—	(32.7)	58.5	(112.7)	46.3	(125.3)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	47.1	(7.0)	(0.8)	(23.8)	(60.8)	—	(45.3)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	4.5	7.4	—	11.9
Balance at beginning of year	832.0	7.0	0.8	189.3	188.5	—	1,217.6

Balance at end of period	$879.1	$—	$—	$170.0	$135.1	$—	$1,184.2

17. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 26, 2010
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$147.2	$45.5	$(147.1)	$19.2	$449.0	$(108.0)	$405.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(2.4)	—	—	(26.8)	(32.4)	—	(61.6)
Proceeds from sales of properties and intangible assets, net	—	—	—	0.3	1.7	—	2.0
Cash placed in escrow for acquisition	—	—	—	—	(34.2)	—	(34.2)
Payment on discontinued operations	—	—	—	—	(96.0)	—	(96.0)
Investment in MillerCoors	—	(623.7)	—	—	—	—	(623.7)
Return of capital from MillerCoors	—	569.3	—	—	—	—	569.3
Investment in and advances to unconsolidated affiliates	—	—	—	—	(1.6)	—	(1.6)
Trade loan repayments from customers	—	—	—	—	8.3	—	8.3
Trade loans advanced to customers	—	—	—	—	(5.0)	—	(5.0)
Net intercompany investing activity	(43.5)	(0.1)	1,217.5	3,542.1	(1,074.9)	(3,641.1)	—

Net cash provided by (used in) investing activities	(45.9)	(54.5)	1,217.5	3,515.6	(1,234.1)	(3,641.1)	(242.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	7.1	—	—	—	—	—	7.1
Excess tax benefits from share-based compensation	0.6	—	—	—	—	—	0.6
Dividends paid	(85.0)	—	—	—	(11.7)	—	(96.7)
Dividends paid to noncontrolling interests holders	—	—	—	—	(0.9)	—	(0.9)
Change in overdraft balances and other	—	—	—	—	(8.1)	—	(8.1)
Net intercompany financing activity	56.6	9.0	(1,070.4)	(3,581.5)	837.2	3,749.1	—

Net cash provided by (used in) financing activities	(20.7)	9.0	(1,070.4)	(3,581.5)	816.5	3,749.1	(98.0)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	80.6	—	—	(46.7)	31.4	—	65.3
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	6.2	(7.1)	—	(0.9)
Balance at beginning of year	392.8	—	0.1	175.0	166.3	—	734.2

Balance at end of period	$473.4	$—	$0.1	$134.5	$190.6	$—	$798.6

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

        Unless otherwise indicated, (a) all $ amounts are in U.S. Dollars ("USD"), (b) comparisons are to comparable prior periods, and (c) second quarter 2011 refers to the 13 weeks ended on June 25, 2011, second quarter 2010 refers to the 13 weeks ended on June 26, 2010, and (d) first half 2011 refers to the 26 weeks ended on June 25, 2011, first half 2010 refers to the 26 weeks ended on June 26, 2010.

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

Business Overview

Second quarter 2011 Financial Highlights:

        Net income from continuing operations attributable to MCBC of $224.3 million, or $1.19 per diluted share, decreased 5.7% from a year ago. Underlying after-tax income of $231.6 million, or $1.23 per diluted share, decreased 1.2%, driven by lower sales volumes, higher commodity inflation and investments in MCI, largely offset by positive pricing, continued cost reductions and favorable foreign exchange. Worldwide beer volume for Molson Coors declined 2.8%, due to continued industry volume weakness in Canada, the U.S. and the U.K. Nonetheless, total-company net sales increased 5.7% due to foreign currency movements, along with positive pricing and sales mix and international growth. In the quarter, we grew total company gross profit and operating profit by 0.3% and 1.0%, respectively. Our second quarter underlying income excludes some non-core gains, losses and expenses and special charges that net to $11.3 million on a pretax basis.

Regionally:

  •
  In our Canada segment, income from continuing operations before income taxes and underlying pretax income decreased by 0.1% to $131.8 million and decreased by 4.5% to $139.9 million, respectively. Increased pricing, reductions in marketing, general and administrative expense and favorable foreign currency were more than offset by mid-single-digit volume declines and the resulting fixed-cost deleverage.

  •
  In our U.S. segment, equity income in MillerCoors increased 5.0% to $171.8 million, while underlying equity income in MillerCoors increased 5.6% to $172.2 million, driven by positive pricing, favorable brand mix and continued strong cost management.

  •
  In our U.K. segment, income from continuing operations before income taxes and underlying pretax income of $32.3 million and $34.7 million, respectively, represent increases of $0.3 million and $2.0 million, respectively, driven by a temporary reduction in marketing spending, a decrease in defined-benefit pension expense and favorable foreign currency movements, partially offset by lower volumes as a result of cycling the FIFA World Cup in 2010.

        See "Results of Operations" below for further analysis of our reportable segment results.

        The following table highlights summarized components of our condensed consolidated summary of operations for the thirteen and twenty-six weeks ended June 25, 2011, and June 26, 2010, and provides a reconciliation of "underlying income" to its nearest U.S. GAAP measure.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 25, 2011	June 26, 2010	% change	June 25, 2011	June 26, 2010	% change
	(In millions, except percentages and per share data)
Volume in hectoliters	4.964	5.116	(3.0)%	8.642	8.871	(2.6)%
Net sales	$933.6	$883.3	5.7%	$1,624.0	$1,544.3	5.2%
Income attributable to MCBC from continuing operations, net of tax	$224.3	$237.8	(5.7)%	$306.9	$299.8	2.4%
Adjustments:
Special items(1)	11.0	15.8	(30.4)%	11.0	18.4	(40.2)%
42% of MillerCoors specials(2)	0.4	(0.6)	N/M	1.0	3.0	(66.7)%
Gain on sale of non-core real estate(3)	—	—	N/M	—	(0.5)	N/M
Environmental litigation provisions(4)	(0.1)	0.1	N/M	0.1	0.1	0.0%
Foster's total return swap(5)	—	(21.9)	N/M	(0.8)	(15.0)	N/M
Tax effect on special items(6)	(4.0)	3.3	N/M	(5.0)	(1.6)	N/M

Non-GAAP: Underlying income attributable to MCBC from continuing operations, net of tax	$231.6	$234.5	(1.2)%	$313.2	$304.2	3.0%
Income attributable to MCBC per diluted share from continuing operations	$1.19	$1.27	(6.3)%	$1.63	$1.60	1.9%
Non-GAAP: Underlying income attributable to MCBC per diluted share from continuing operations	$1.23	$1.25	(1.6)%	$1.66	$1.63	1.8%

N/M = Not meaningful

(1)
See Part I—Financial Statements, Item 1, Note 6 "Unusual or Infrequent Items" of the unaudited condensed consolidated financial statements for additional information.

(2)
See "Results of Operations", "United States Segment" under the sub-heading "Special Items" for additional information.

(3)
During 2010, we sold the Coors family home in Golden, Colorado, to the Adolph Coors Company LLC, a company affiliated with the Coors family. The selling price was based on a market appraisal by an independent third party.

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

        The following table highlights summarized components of our sales volume for the thirteen and twenty-six weeks ended June 25, 2011 and June 26, 2010.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 25, 2011	June 26, 2010	% change	June 25, 2011	June 26, 2010	% change
	(In millions, except percentages)
Volume in hectoliters:
Reported financial volume	4.964	5.116	(3.0)%	8.642	8.871	(2.6)%
Royalty volume	0.099	0.088	12.5%	0.167	0.142	17.6%

Owned volume	5.063	5.204	(2.7)%	8.809	9.013	(2.3)%
Proportionate share of equity investment sales-to-retail(1)	8.002	8.231	(2.8)%	14.217	14.539	(2.2)%

Total worldwide beer volume	13.065	13.435	(2.8)%	23.026	23.552	(2.2)%

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

Synergies and other cost savings initiatives

        We achieved approximately $12 million, $22 million and $88 million of cost savings in the second quarter, first half and program to date, respectively, toward our second Resources for Growth, or RFG2, program's three-year goal of $150 million of annualized cost reductions by 2012.

        In addition to our RFG2 savings, MillerCoors delivered $18 million of cost synergies in the second quarter, bringing the total synergies realized to $546 million since beginning operations on July 1, 2008, surpassing the original commitment to deliver $500 million by June 30, 2011. MillerCoors also delivered incremental cost savings of $9 million and $15 million in the second quarter and first half, respectively. We benefit from 42% of the MillerCoors cost savings.

Income taxes

        Our effective tax rate and underlying effective tax rate for the second quarter of 2011 were approximately 16% and 17%, respectively, compared to 18% and 17% for the second quarter of 2010. We anticipate that our 2011 full year effective tax rate will be in the range of 15% to 19%.

	For the Thirteen Weeks Ended June 25, 2011	For the Thirteen Weeks Ended June 26, 2010
Effective tax rate	16%	18%
Adjustments:
Foster's total return swap	—	(2)%
Canada specials	1%	1%

Non-GAAP: Underlying effective tax rate	17%	17%

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

        We recognized a loss of $1.5 million and $0.6 million in the second quarters of 2011 and 2010, respectively, associated with adjustments to the indemnity liabilities due to foreign exchange losses.

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

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 25, 2011	June 26, 2010	% change	June 25, 2011	June 26, 2010	% change
	(In millions, except percentages)
Volume in hectoliters	2.368	2.464	(3.9)%	4.081	4.285	(4.8)%

Net sales	$564.7	$541.8	4.2%	$958.5	$932.0	2.8%
Cost of goods sold	(291.1)	(265.1)	9.8%	(516.2)	(485.5)	6.3%

Gross profit	273.6	276.7	(1.1)%	442.3	446.5	(0.9)%
Marketing, general and administrative expenses	(130.8)	(128.9)	1.5%	(243.3)	(241.3)	0.8%
Special items, net	(8.1)	(14.6)	(44.5)%	(10.3)	(16.5)	(37.6)%

Operating income	134.7	133.2	1.1%	188.7	188.7	0.0%
Other (expense) income, net	(2.9)	(1.3)	123.1%	(4.7)	(2.5)	88.0%

Income (loss) from continuing operations before income taxes	$131.8	$131.9	(0.1)%	$184.0	$186.2	(1.2)%
Adjusting items:
Special items	8.1	14.6	(44.5)%	10.3	16.5	(37.6)%

Non-GAAP: Underlying pretax income	$139.9	$146.5	(4.5)%	$194.3	$202.7	(4.1)%

N/M = Not meaningful

Foreign currency impact on results

        The Canadian dollar ("CAD") appreciated versus the USD resulting in an approximate $5 million increase to USD income from continuing operations before income taxes on a quarter-over-quarter basis during the second quarter of 2011 and during the comparable twenty-six week periods for 2011 and 2010.

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

Volume and net sales

        Canada sales-to-retail ("STRs") for the quarter decreased 4.2% and decreased 5.3% for the first half. Volume gains from our new brands, including the continued expansion of Molson M into Ontario and Western Canada, Keystone Lager into Ontario and the introduction of Molson Canadian 67 Sublime, Miller Chill Lemon and Rickard's Blonde, were more than offset by declines in established brands. These declines were driven by the industry weakness, continued economic pressures, and competitive price discounting in key regions.

        Total Canadian beer industry STRs decreased an estimated 2.4% in the second quarter. In the first half, the total Canadian beer industry STRs decreased an estimated 3.9%.

        Our Canada sales volume was 2.4 million hectoliters in the second quarter, down 3.9%, and 4.1 million hectoliters in the first half, down 4.8%.

        Net sales per hectoliter increased 2.2% and 2.1% in local currency in the second quarter and first half, respectively, driven by positive pricing and the addition of contract brewing sales to North American Breweries.

Cost of goods sold

        Cost of goods sold per hectoliter increased 7.7% in local currency in the second quarter, driven by the impacts of fixed-cost deleverage from lower volumes, input inflation, sales mix and the cost of contract brewing beer for North American Breweries. These increases were partially offset by cost savings.

        Cost of goods sold per hectoliter increased 5.6% in local currency in the first half, driven by input inflation and fixed-cost deleverage from lower volumes.

Marketing, general and administrative expenses

        Marketing, general & administrative expense in the quarter decreased 4.4% in local currency, due to lower overhead expenses.

        Marketing, general & administrative expense in the first half decreased 4.6% in local currency, driven by lower overhead expenses and the release of an indirect tax reserve in the first quarter of 2011.

Special items, net

        During the second quarter of 2011, we recognized a $7.6 million loss related to the correction of an error to adjust fixed assets resulting from the performance of a fixed asset count. Additionally, we recognized a $2.0 million gain in the second quarter 2011 resulting from a reduction of our guarantee of BRI's debt obligations. During the second quarter of 2010, we recognized a $12.4 million capital asset write-off related to sales support software which had been under development. During the second quarters of 2011 and 2010 we recognized special termination charges of $1.2 million and $2.0 million, respectively, related to defined benefit pension plans. Also, we recognized special termination charges of $4.0 million and $3.2 million in the first half of 2011 and 2010, respectively, related to defined benefit pension plans. See Part I—Financial Statements, Item 1 Note 6 "Unusual or Infrequent Items" to the unaudited condensed consolidated financial statements for further discussion.

Other expense, net

        Other expense increased $1.6 million and $2.2 million in the second quarter and first half, respectively, due to foreign currency movements.

United States Segment

        Our interest in MillerCoors is accounted for and reported by us under the equity method of accounting. See Part I—Financial Statements, Item 1 Note 4 "Investments" to the unaudited condensed consolidated financial statements for additional information.

        The results of operations for MillerCoors for the three and six months ended June 30, 2011, and June 30, 2010, are as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2011	June 30, 2010	% change	June 30, 2011	June 30, 2010	% change
	(In millions, except percentages)
Volumes in hectoliters	21.504	22.275	(3.5)%	38.905	40.145	(3.1)%

Sales	$2,473.1	$2,485.8	(0.5)%	$4,448.4	$4,469.6	(0.5)%
Excise taxes	(340.8)	(351.7)	(3.1)%	(617.0)	(634.6)	(2.8)%

Net sales	2,132.3	2,134.1	(0.1)%	3,831.4	3,835.0	(0.1)%
Cost of goods sold	(1,268.8)	(1,284.8)	(1.2)%	(2,331.8)	(2,363.4)	(1.3)%

Gross profit	863.5	849.3	1.7%	1,499.6	1,471.6	1.9%
Marketing, general and administrative expenses	(456.0)	(454.0)	0.4%	(852.0)	(855.2)	(0.4)%
Special items, net	(1.1)	1.5	N/M	(2.5)	(7.1)	(64.8)%

Operating income	406.4	396.8	2.4%	645.1	609.3	5.9%
Other income (expense), net	(1.5)	1.0	N/M	(1.9)	3.3	N/M

Income from continuing operations before income taxes and noncontrolling interests	404.9	397.8	1.8%	643.2	612.6	5.0%
Income tax expense	(2.9)	(2.4)	20.8%	(4.4)	(3.8)	15.8%

Income from continuing operations	402.0	395.4	1.7%	638.8	608.8	4.9%
Less: Net income attributable to noncontrolling interests	(3.3)	(4.2)	(21.4)%	(5.4)	(9.0)	(40.0)%

Net income attributable to MillerCoors	$398.7	$391.2	1.9%	$633.4	$599.8	5.6%
Adjusting items:
Special items	1.1	(1.5)	N/M	2.5	7.1	(64.8)%

Non-GAAP: Underlying net income attributable to MillerCoors	$399.8	$389.7	2.6%	$635.9	$606.9	4.8%

N/M = Not meaningful

        The following represents MCBC's proportional share of MillerCoors net income reported under the equity method (in millions, except percentages).

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 25, 2011	June 26, 2010		June 25, 2011	June 26, 2010
	(In millions, except percentages)
Net income attributable to MillerCoors	$398.7	$391.2	1.9%	$633.4	$599.8	5.6%
MCBC economic interest	42%	42%		42%	42%

MCBC proportionate share of MillerCoors net income	167.4	164.3	1.9%	266.0	251.9	5.6%
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(1)	2.5	(0.6)	N/M	4.9	1.9	157.9%
Share-based compensation adjustment(1)	1.9	(0.1)	N/M	2.1	0.8	162.5%

Equity income in MillerCoors	$171.8	$163.6	5.0%	$273.0	$254.6	7.2%

Adjusting items:
MCBC proportionate share of MillerCoors special items	0.4	(0.6)	N/M	1.0	3.0	(66.7)%

Non-GAAP: Underlying net income attributable to MillerCoors	$172.2	$163.0	5.6%	$274.0	$257.6	6.4%

(1)
See Part I—Financial Statements, Item 1 Note 4 "Investments" to the unaudited condensed consolidated financial statements for a detailed discussion of these equity method adjustments.

Volume and net sales

        MillerCoors domestic STRs for the second quarter and first half declined 2.7% and 2.1%, respectively, driven by continued weak economic conditions affecting the entire industry. Domestic sales-to-wholesalers for the second quarter and first half of 2011 declined 3.1% and 2.8%, respectively, driven by lower retail sales. Domestic net revenue per hectoliter increased 2.9% and 2.5% for the second quarter and first half, respectively, driven by favorable pricing and brand mix. Total company net revenue per hectoliter, including contract brewing and company-owned distributor sales, increased 3.5% for the quarter, and 3.1% for the first half.

Cost of goods sold

        Cost of goods sold per hectoliter increased 2.3% and 1.8% in the second quarter and first half, respectively, due to higher freight and fuel and commodity costs, which were partially offset by synergies and cost savings.

Marketing, general and administrative expenses

        For the second quarter, marketing, general and administrative expenses were up 0.4%, due to higher information system costs, partially offset by cost savings. Marketing, general and administrative expenses decreased 0.4% in the first half, driven by a one-time receipt of $14 million from a third party. Excluding this one-time item, spending was up slightly compared to prior year, primarily due to increased marketing investment and higher IT infrastructure costs.

Special Items

        During the second quarter and first half of 2011, MillerCoors incurred special items totaling $1.1 million and $2.5 million, respectively, due to relocation expense related to the integration of MillerCoors. In the second quarter of 2010, MillerCoors incurred a benefit of $1.5 million driven largely by a reduction in estimates for integration costs as a result of the formation of MillerCoors. Additionally, in the first half of 2010, MillerCoors incurred costs of $7.1 million driven largely by voluntary severance and relocation expenses related to the integration of MillerCoors.

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

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 25, 2011	June 26, 2010	% change	June 25, 2011	June 26, 2010	% change
	(In millions, except percentages)
Volume in hectoliters(1)	2.371	2.493	(4.9)%	4.142	4.294	(3.5)%

Net sales(1)	$341.7	$320.5	6.6%	$616.4	$575.5	7.1%
Cost of goods sold(1)	(215.5)	(197.5)	9.1%	(403.5)	(372.1)	8.4%

Gross profit	126.2	123.0	2.6%	212.9	203.4	4.7%
Marketing, general and administrative expenses	(93.2)	(91.4)	2.0%	(175.6)	(171.5)	2.4%
Special items, net	(2.4)	(0.7)	N/M	(0.2)	(1.3)	(84.6)%

Operating income (loss)	30.6	30.9	(1.0)%	37.1	30.6	21.2%
Interest income(2)	1.4	1.7	(17.6)%	2.9	3.5	(17.1)%
Other income (expense), net	0.3	(0.6)	N/M	(0.9)	(0.6)	50.0%

Income (loss) from continuing operations before income taxes	$32.3	$32.0	0.9%	$39.1	$33.5	16.7%
Adjusting items:
Special items	2.4	0.7	N/M	0.2	1.3	(84.6)%

Non-GAAP: Underlying pretax income	$34.7	$32.7	6.1%	$39.3	$34.8	12.9%

N/M = Not meaningful

(1)
Reflects gross segment sales and for the second quarter of 2011 and first half of 2011 includes intercompany sales to MCI of .020 million hectoliters and $1.3 million of net sales, offset by $1.3 million of cost of goods sold, which are eliminated in the consolidated totals.

(2)
Interest income is earned on trade loans to U.K. on-premise customers and was driven by note receivable balances outstanding from period-to-period.

Foreign currency impact on results

        During both the second quarter and first half, the British pound ("GBP") appreciated versus the USD, which improved income from continuing operations before income taxes by approximately $3 million for both periods.

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

Volume and net sales

        Our U.K. owned-brand STRs decreased 5.7% in the quarter, due to cycling the benefit of the FIFA World Cup in 2010. Market share increased in the quarter, with total U.K. beer industry volume decreasing approximately 10%.

        Our U.K. owned-brand STRs decreased 4.0% in the first half, reflecting a 1.6% decline in first quarter volume, and a second quarter decrease of 5.7%. Market share increased in the first half with total U.K. beer industry volume decreasing approximately 7%.

        Net sales per hectoliter of owned brands increased 7.1% and 8.2% in local currency in the second quarter and first half, respectively, driven by the impact of positive sales mix, especially the addition of the Modelo brands.

Cost of goods sold

        Cost of goods sold per hectoliter of owned brands increased 15.8% and 14.8% in local currency in the second quarter and first half, respectively, with nearly all the change due to sales mix, including the addition of the Modelo brands, along with input inflation and fixed-cost deleverage from lower volumes.

Marketing, general and administrative expenses

        Marketing, general and administrative expense decreased 6.8% and 3.5% in local currency in the second quarter and first half, respectively, due to lower marketing and pension expense, partially offset by higher sales force and implementation costs for a new U.K. enterprise information system.

Special items, net

        During the second quarter and first half of 2011, we recognized employee termination costs related to supply chain restructuring activity and company-wide efforts to increase efficiency in certain operations, finance, information technology and human resource activities of $2.4 million and $2.7 million, respectively. During the first half of 2010, we recognized expenses of $1.2 million related to these employee termination costs. During the first half of 2011, we recognized a $2.5 million gain related to a release of a portion of a non-income-related tax reserve that was recorded as a special item in 2009. See Part I—Financial Statements, Item 1 Note 6 "Unusual or Infrequent Items" to the unaudited condensed consolidated financial statements for further discussion.

Molson Coors International and Corporate

        MCI is focused on growing and expanding our business and brand portfolios in new and global developing markets. Our current businesses in Asia, continental Europe, Mexico and Latin America (excluding Puerto Rico) are included in MCI. We consider MCI an operating segment, but we have concluded that it is a non-reportable operating segment; therefore it is combined with our corporate business activities for reporting purposes. Corporate also includes corporate interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, accounting, treasury, insurance and risk management.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 25, 2011	June 26, 2010	% change	June 25, 2011	June 26, 2010	% change
	(In millions, except percentages)
Volume in hectoliters	0.245	0.159	54.1%	0.439	0.292	50.3%

Net sales	$28.5	$21.0	35.7%	$50.4	$36.8	37.0%
Cost of goods sold	(18.6)	(12.2)	52.5%	(32.7)	(21.6)	51.4%

Gross profit	9.9	8.8	12.5%	17.7	15.2	16.4%
Marketing, general and administrative expenses	(48.5)	(40.9)	18.6%	(92.0)	(85.9)	7.1%
Special items, net	(0.5)	(0.5)	0.0%	(0.5)	(0.6)	(16.7)%

Operating loss	(39.1)	(32.6)	19.9%	(74.8)	(71.3)	4.9%
Interest expense, net	(29.1)	(27.1)	7.4%	(57.4)	(53.3)	7.7%
Other income (expense), net	0.8	23.3	(96.6)%	3.1	15.9	(80.5)%

Income (loss) from continuing operations before income taxes	$(67.4)	$(36.4)	85.2%	$(129.1)	$(108.7)	18.8%
Adjusting items:
Special items	0.5	0.5	0.0%	0.5	0.6	(16.7)%
Sale of property	—	—	N/M	—	(0.5)	N/M
Environmental litigation provisions	(0.1)	0.1	N/M	0.1	0.1	0.0%
Foster's total return swap	—	(21.9)	N/M	(0.8)	(15.0)	N/M

Non-GAAP: Underlying pretax income	$(67.0)	$(57.7)	16.1%	$(129.3)	$(123.5)	4.7%

N/M = Not meaningful

Volume, net sales and cost of goods sold

        MCI volume, net sales and cost of goods sold primarily reflect our operations in Asia, continental Europe, Mexico and Latin America. These results also reflect our initiatives to grow and expand our new and developing markets. MCI volume was 54.1% higher in the second quarter and 50.3% higher in the first half, driven by the addition of the Si'hai brands in China and the Modelo brands in Japan, along with growth of Carling in Europe and Coors Light in Latin America and China.

Marketing, general and administrative expenses

        Marketing, general and administrative expense for MCI was $20.2 million in the second quarter, an increase of $7.1 million due to increased marketing, sales and other investments in our priority international markets. Corporate marketing, general & administrative expense increased $0.5 million to $28.3 million.

        Marketing, general and administrative expense for MCI was $35.4 million in the first half, an increase of $10.8 million due to increased marketing, sales and other investments in our priority international markets. Corporate marketing, general & administrative expense decreased $4.7 million to $56.6 million, driven by lower expense related to implementing cost savings initiatives.

Special items, net

        We recorded a $0.5 million charge in the second quarter and first half of 2011. Special items for the second quarter and the first half of 2010 were charges of $0.5 million and $0.6 million, respectively. Special items relate to costs associated with other strategic initiatives. See Part I—Financial Statements, Item 1 Note 6 "Unusual or Infrequent Items" to the unaudited condensed consolidated financial statements for further discussion.

Interest expense, net

        Corporate net interest expense increased $2.0 million and $4.1 million during the second quarter and first half of 2011, compared to the same period of 2010, due primarily to foreign currency movements and moderately higher debt levels in 2011.

Other income, net

        Corporate other income for the first half of 2011 was $3.0 million, driven by a $1.1 million gain related to foreign currency movements and by a $0.8 million mark-to-market gain related to final settlement of the remaining total return swaps and related financial instruments we arranged with respect to Foster's common stock. In the second quarter of 2010, we recognized $23.3 million of other income, driven by a $21.9 million non-cash mark-to-market gain related to the Foster's total return swap. Corporate other income in the first half of 2010 was $15.8 million, driven by a $15.0 million non-cash mark-to-market gain related to the Foster's total return swap. Mark-to-market gains and losses on our former Foster's swap are excluded from our underlying income.

Liquidity and Capital Resources

        Our primary sources of liquidity include cash provided by operating activities, access to external borrowings and monetizations of assets. We believe that cash flows from operations, including distributions from MillerCoors, and cash provided by short-term and long-term borrowings, when necessary, will be more than adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, and anticipated dividend payments and stock repurchases and capital expenditures for at least the next twelve months.

        A significant portion of our cash flows from operating activities are generated outside the U.S., in currencies other than USD. As of June 25, 2011, approximately 25% of our cash and cash equivalents were denominated in foreign currencies. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We have accrued for U.S. federal and state tax liabilities on the earnings of our foreign subsidiaries, except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal and state income tax payments in future years. We utilize a variety of financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

        We are currently analyzing the potential ramifications of a U.S. government bond credit downgrade and default. We do not anticipate any material negative impact to our liquidity.

Net Working Capital

        As of June 25, 2011, December 25, 2010, and June 26, 2010, we had net working capital of $567.3 million, $888.1 million and $655.7 million, respectively, excluding short-term borrowings and current portion of long-term debt. We commonly operate at minimal positive working capital levels or working capital deficits given the relatively quick turnover of our receivables and inventory, the levels of which fluctuate with the seasonality in our business. However, our current working capital level is bolstered by a high level of cash generated from revenue growth, as well as various cost saving initiatives. As we have cross currency swaps maturing in the second quarter of 2012, our current liabilities have increased approximately $438 million. Our working capital is also sensitive to foreign exchange rates, as the great majority of current assets and current liabilities are denominated in either CAD or GBP, while financial results are reported in USD. Below is a table outlining our current and historical net working capital levels (in millions):

	As of
	June 25, 2011	December 25, 2010	June 26, 2010
Current assets	$2,364.7	$2,220.9	$1,923.5
Less: Current liabilities	(1,847.8)	(1,333.9)	(1,567.8)
Add: Current portion of long-term debt and short-term borrowings	50.4	1.1	300.0

Net working capital	$567.3	$888.1	$655.7

Cash Flows

        Our business usually generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by other risk factors we described in Part II, "ITEM 1A. Risk Factors" presented herein and in Part 1, "Item 1A. Risk Factors" in our Annual Report.

Cash Flows from Operating activities

        Net cash provided by operating activities of $271.8 million for the first half of 2011, decreased by $134.0 million.

  •
  First half 2011 net income including noncontrolling interest was lower by $37.2 million driven by the non-cash gain from discontinued operations in 2010.

  •
  Timing of working capital drove lower operating cash flow of $124.0 million during the first half of 2011. This was driven primarily by higher inventories in Canada and lower accounts payable balances in the U.K. and Canada.

Cash Flows from Investing activities

        Net cash used in investing activities of $191.8 million for the first half of 2011, decreased by $50.7 million.

  •
  Lower net cash used in investing activities was driven by the $96.0 million settlement of Kaiser indemnities in the first half of 2010 and $15.4 million of proceeds received from the final settlement of the remaining total return swaps and related financial instruments we arranged with respect to Foster's common stock in the first half of 2011.

  •
  These decreases in net cash used were partially offset by the $39.6 million increase in net investment in MillerCoors and increased additions to properties of $10.9 million. Additional uses of cash included $29.4 million acquisition of Sharp's Brewery Ltd. and $10.3 million acquisition of a controlling stake of Cobra India compared to $34.2 million used for our acquisition of our joint venture in China in 2010.

Cash Flows from Financing activities

        Net cash used in financing activities of $125.3 million for the first half of 2011, increased by $27.3 million.

  •
  Dividends paid in the first half of 2011 were $16.0 million higher than in 2010 due to a 14.3% dividend increase to shareholders of common and exchangeable shares, effective in the second quarter of 2011.

  •
  Overdraft amounts in the first half of 2011 increased by $7.7 million as compared to the same period in 2010, unfavorably impacting financing cash flows. Additionally, we increased payments on short-term borrowings $7.2 million compared to the same period in 2010.

Underlying Free Cash Flow

        For the first half of 2011, we generated $121.9 million of underlying free cash flow. This represents a decrease in cash provided from underlying free cash flow from $323.0 million a year ago, driven by lower net income, changes in working capital and other assets, and cycling of our 2010 adjustment for gain from discontinued operations and MillerCoors purchase of Western Beverage. These decreases were partially offset by proceeds received from the final settlement of the remaining total return swaps and related financial instruments.

        The following table provides a reconciliation of Underlying Free Cash Flow to the nearest U.S. GAAP measure (Net Cash Provided by Operating Activities) (in millions):

		For the Twenty-Six Weeks Ended
		June 25, 2011	June 26, 2010
		(In millions)
U.S. GAAP:	Net Cash Provided by Operating Activities(1)	$271.8	$405.8
Less:	Additions to properties(1)(2)	(72.5)	(61.6)
Less:	Investment in MillerCoors(2)	(470.4)	(623.7)
Add:	Return of capital from MillerCoors(2)	376.4	569.3
Add:	Proceeds from sale of assets and businesses(2)	1.2	2.0
Add:	Proceeds from settlements of derivative instruments(2)	15.4	—
Less:	Reduction of MillerCoors derivatives collateral requirements(3)	—	(1.6)
Add:	MillerCoors capital expenditures to attain synergies(3)	—	2.8
Add:	MillerCoors special cash expenses to attain synergies(3)	—	4.2
Add:	MillerCoors purchase of Western Beverage(3)	—	25.8

Non-GAAP:	Underlying Free Cash Flow (adjusted for special cash sources/uses at MillerCoors)	$121.9	$323.0

(1)
Amounts presented in the historical financial statements for the first half of 2010 have been retrospectively adjusted to conform to current year presentation of returnable containers in Canada, resulting in an increase of $10.2 million to both 'Net Cash Provided by Operating Activities' and 'Additions to properties'. Refer to our Annual Report, Part II, Item 8, Note 1 for further detail.

(2)
Included in net cash used in investing activities.

(3)
Amounts represent our proportionate 42% share of the cash flow impacts, as determined by management. These items adjust operating cash flow to arrive at our underlying free cash flow for the first half of 2011 and the comparable prior-year period.

Capital Resources

Cash and Cash Equivalents

        As of June 25, 2011, we had total cash and cash equivalents of $1,184.2 million, compared to $798.6 million at June 26, 2010, and $1,217.6 million at December 25, 2010. Our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 90 days or less. These investments are viewed by management as low-risk investments and on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary. Long-term debt was $1,951.1 million, $1,959.6 million and $1,433.3 million at June 25, 2011, December 25, 2010, and June 26, 2010, respectively. Included in these amounts are $44.9 million, zero and $300.0 million related to the current portion of long-term debt as of June 25, 2011, June 26, 2010 and December 25, 2010, respectively.

Borrowings

        The majority of our debt outstanding as of June 25, 2011, consists of publicly traded notes, with maturities ranging from 2012 to 2017. Credit markets in the United States and across the globe have improved significantly since the financial crisis of late 2008, and the market is healthy for corporate borrowing. Based on communications with the lenders that are party to our credit facilities, we are confident in our ability to draw on such credit facilities if the need arose. There were no outstanding borrowings on our 4-year revolving $400 million credit facility as of June 25, 2011, which was issued in the second quarter of 2011. Concurrently, we terminated our $750 million revolving credit facility in the second quarter 2011, which was set to expire in August 2011. We also have uncommitted lines of credit with several banks should certain business units need additional short-term liquidity.

        Under the terms of some of our debt facilities, we must comply with certain restrictions. These restrictions include restrictions on debt secured by certain types of mortgages, certain threshold percentages of secured consolidated net tangible assets, and restrictions on certain types of sale lease-back transactions. As of June 25, 2011, we were in compliance with all of these restrictions.

Use of Cash

        We expect to take a balanced approach to our use of cash in 2011 and beyond, which could include cash dividends, stock repurchases, pension plan funding, settling out-of-the money cross-currency swaps, preserving cash flexibility for potential strategic investments and other general corporate uses.

        On August 2, 2011, we announced that our Board of Directors approved a new program authorizing the repurchase, effective immediately, of up to $1.2 billion of the Company's Class B common stock, with an expected program term of three years. We plan to purchase shares from time to time, principally in the open market or through private transactions. The number, price and timing of the repurchases will be at the Company's sole discretion and will be evaluated depending on market conditions, liquidity needs or other factors. Our Board of Directors may suspend, modify, or terminate the program at any time without prior notice. We expect to use existing cash balances and future free cash flow generation to fund the share repurchases.

Credit Rating

        On July 19, 2011, Moody's Investor Service raised our issuer rating to Baa1 (stable outlook) from Baa2 (positive outlook). Our other long-term credit issuer ratings are BBB High (stable outlook) from DBRS (Canadian rating agency), and BBB- (stable outlook) from Standard and Poor's. Our BBB- rating from Standard & Poors is one notch above "below investment grade." Any future downgrade to "below investment grade" would increase borrowing costs under our revolving credit facility (under which there were no borrowings as of June 25, 2011, or December 25, 2010).

MillerCoors

        MillerCoors distributes its excess cash to its owners, SABMiller and MCBC, on a 58%/42% basis, respectively. MillerCoors does not carry significant debt obligations, and there are no restrictions from external sources on its ability to make cash distributions to its owners.

        MillerCoors recognized $72.6 million and $70.6 million of depreciation and amortization during the three month periods ending June 30, 2011 and June 30, 2010, respectively, and $144.1 million and $141.6 million during the six month periods ending June 30, 2011 and June 30, 2010, respectively.

        As of June 30, 2011 and December 31, 2010, MillerCoors had cash of $38.6 million and $46.1 million, respectively. As of June 30, 2011 and December 31, 2010, total debt was $32.7 million and $32.8 million, respectively. In the U.S., we expect that 2011 operating cash flows and investing cash flows will be unfavorably impacted by MillerCoors' internal cash flow requirements. MillerCoors' contributions to its defined benefit pension plans are expected to be between $75 million and $100 million in 2011. MillerCoors' contributions to its defined benefit pension plans during the first half of 2011 were $54.9 million.

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

Capital Expenditures

        We expect to incur capital expenditures for 2011 of approximately $230 million, excluding capital spending by MillerCoors and other equity method joint ventures.

Contractual Obligations and Commercial Commitments

Contractual Cash Obligations as of June 25, 2011

        We have contractual cash obligations as of June 25, 2011, pertaining to debt, interest payments, derivative payments, retirement plans, operating leases, and other obligations totaling $4.9 billion, which have not changed materially since December 25, 2010. Not included in these obligations are $82.2 million of unrecognized tax benefits and $25.5 million of indemnities provided to FEMSA for which we are unable to make estimates for timing of the related cash payments.

        Our cross currency swaps mature in the second quarter of 2012 and will require us to pay CAD $1.2 billion and receive GBP £530 million and separately pay GBP £530 million and receive USD $774 million. Effectively, the GBP pay and receive legs offset, and a net exposure remains, which will require us to pay CAD $1.2 billion and receive USD $774 million (net liability position of $438 million as of June 25, 2011). We likely will address the upcoming maturity through a combination of settlement and extension.

        Additionally, we have guaranteed our respective share of the indebtedness of BRI related to its CAD 200 million debt maturing in June 2012. As a result of our commitment to proportionately fund BRI's debt obligation, if the debt is not refinanced in 2012, we will be obligated to fund the necessary cash requirements to BRI to enable BRI to repay its debts. This would be based on our respective share, which at June 25, 2011, was approximately 47% and would require a significant cash outflow in 2012. We are currently evaluating the best course of action for the long term structure of this debt. Accrued expenses and other liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets include $94.1 million related to such guarantee.

Other commercial commitments as of June 25, 2011

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$17.8	$17.8	$—	$—	$—

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

Off-Balance Sheet Arrangements

        As of June 25, 2011, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Outlook for 2011

Canada

        In Canada, having now cycled last year's Winter Olympics and several new brand launches, we anticipate easier volume comparisons in the second half of this year. More important, we believe our brand portfolio is the strongest it has been in many years and we continue to build on this strength. We are investing behind our recent brand expansions, while continuing to drive consumer relevance for Coors Light and Molson Canadian through successful programming, such as our Red Leaf campaign.

        We expect our full-year 2011 owned-brand cost of goods sold per hectoliter, excluding the cost of contract brewing, to increase at a mid-single-digit rate in local currency. Including the effect of our contract brewing arrangement with North American Breweries, we still expect total cost of goods per hectoliter to increase at a mid-single-digit rate in local currency.

U.S.

        In the U.S., MillerCoors continues their keen focus on premium lights, crafts and imports. Execution and distribution continue to be major focus areas for 2011, and MillerCoors is investing heavily behind their programs, including multicultural outreach. MillerCoors also remains focused on core brand innovations. Coors Light Super Cold Activation packaging is resonating well with consumers, and MillerCoors is supporting it with retail programs and national advertising. Miller Lite will continue its taste positioning with new TV spots placed during prime sports programs. MillerCoors is driving a strong focus on Hispanic Soccer with Miller Lite sponsorship of the Gold Cup tournament and the Chivas Mexican team sponsorship.

        MillerCoors is also driving craft and import growth through Tenth and Blake. In Blue Moon and Leinenkugel's, MillerCoors has two of the largest and fastest-growing craft beer brands in the U.S. market. Their Leinenkugel's Summer Shandy and its Summer Sampler Pack are helping to win the summer, and MillerCoors continues to increase Blue Moon momentum with additional television and a focus on Seasonals.

        In the U.S., we continue to expect MillerCoors cost of goods sold per hectoliter to increase at a low-single-digit rate in 2011 largely due to significant recent increases in freight and fuel costs.

U.K.

        In the U.K., our team continues to make substantial progress in improving underlying profitability through the expansion of our brand portfolio and our value-ahead-of-volume strategy. During the second quarter, we grew market share for the third quarter in a row. With the completion of our SAP system implementation this summer, our focus during the second half of the year will be aligned behind specific brand-building and innovation activities. Examples will include the rebranding of Carling, which will give the U.K.'s largest beer brand new positioning, a new visual identity, innovative aluminum bottle packaging, and a new premium line extension, Carling Chrome, to be launched in late August. Another innovation to be launched is Animee, a beer tailored to women of legal drinking age and featuring a delicious, fresh taste that will be available in three variations beginning in early autumn. Coors Light and Caffrey's will also add innovative aluminum bottles to their package line-ups.

        In the U.K., we continue to expect 2011 owned-brand cost of goods per hectoliter, excluding the impact of factored brands and contract brewing, to increase at a low-double-digit rate in local currency. This increase is driven by the additions of the Modelo brands, which we treat as owned brands in the U.K. Also, we still expect our 2011 total cost of goods per hectoliter to increase at a mid-single-digit rate in local currency.

MCI and Corporate

        We will continue to invest in emerging and other markets to drive top and bottom-line growth over time. We forecast full-year 2011 MCI and Corporate marketing, general and administrative expense of approximately $200 million, plus or minus 5%, versus $172.2 million for 2010. This increase from last year is driven by higher brand investments in MCI, which includes adding the new Cobra business in India, the addition of the Modelo brands in Japan and the joint venture in China to our results. Our expectation is that there will be no significant impact on MCI's bottom line as a result of this increase in marketing, general and administrative spending, as these new investments will be largely offset by volume and gross profit in 2011.

Interest

        We anticipate 2011 Corporate net interest expense of approximately $115 million, at June 25, 2011, foreign exchange rates, excluding U.K. trade loan interest income.

Tax

        Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled. We anticipate that our 2011 effective tax rate on income will be in the range of 15% to 19%. We continue to expect our normalized long-term tax rate to be in the range of 22% to 26% after 2011. In addition, there are other pending law changes in the U.S., U.K., and Canada that if enacted, could have an impact on our effective tax rate.

Critical Accounting Estimates

        Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first half of 2011.

New Accounting Pronouncements Not Yet Adopted

Fair Value Measurement

        In May 2011, the FASB issued authoritative guidance related to fair value measurement and disclosure requirements. The new guidance results in a consistent definition of fair value and convergence between U.S. GAAP and International Financial Reporting Standards ("IFRS") on both how to measure fair value and on what disclosures to provide about fair value measurements. The guidance is effective for our quarter ending March 31, 2012. We are currently evaluating the impact that this guidance may have on the reporting of our financial results.

Presentation of Other Comprehensive Income

        In June 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to the presentation of other comprehensive income. Upon adoption of the guidance, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The guidance is effective for our quarter ending March 31, 2012. The impact of guidance is limited to a change in the presentation of our results.

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

        For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Financial Statements, Item 1 Note 13 "Derivative Instruments and Hedging Activities," to the unaudited condensed consolidated financial statements. On a rolling twelve-month basis, maturities of derivative financial instruments held on June 25, 2011, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$453.8	$450.0	$3.8	$—	$—

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

        The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign exchange rates, and commodity prices of our derivative and debt portfolio:

	As of
Estimated fair value volatility	June 25, 2011	December 25, 2010
	(In millions)
Foreign currency risk:
Forwards	$(7.3)	$(2.3)
Interest rate risk:
Debt	$(209.9)	$(229.0)
Commodity price risk:
Swaps	$(1.9)	$(2.4)
Cross currency risk:
Swaps	$(2.8)	$(4.5)

        The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 25, 2011 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.

Changes in Internal Control over Financial Reporting

        During the second quarter of 2011, in our U.K. segment, we implemented certain modules of an Enterprise Resource Planning system which impacts the U.K. segment's general ledger accounting, sales and transaction activities, as well as logistics and production planning processes. As a result of this implementation, there were changes to certain internal controls over financial reporting to address the new environment associated with the implementation of this system and changes to business processes that management believes will provide meaningful benefits, including more standardized and efficient processes. While we believe that this new system in our U.K. segment will strengthen our internal controls over financial reporting, there are inherent risks in implementing any new system and we will continue to evaluate and test these control changes in order to provide certification as of year-end on the effectiveness, in all material respects, segment's internal controls over financial reporting. There were no other changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 25, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        In 1999, Molson entered into an agreement for the distribution of Molson products in Brazil. In 2000, before commencing that business, Molson terminated the distribution agreement and paid the distributor $150,000 in settlement. The distributor then sued Molson to set aside the settlement and to seek additional compensation. The Appellate Court of the State of Rio de Janeiro ("Appellate Court") set aside the settlement agreement and determined that Molson was liable to the distributor, with the amount of damages to be determined through subsequent proceedings. An appeal of the liability decision is currently pending before the Brazilian Superior Court of Justice, which allowed Molson's appeal during the fourth quarter of fiscal year 2009 and agreed to hear the merits of Molson's appeal. With respect to damages, the case was remanded to a Rio de Janeiro trial court to determine the amount of damages. The trial court retained an expert who provided a report adopting the position of the distributor and recommended damages based on a business plan that was never implemented. Molson challenged the irregularity of the expert process, the impartiality of the expert, as well as the report's specific recommendation. The trial court denied Molson's challenges. Molson filed an appeal before the Appellate Court regarding these procedural irregularities, which was denied during the fourth quarter of fiscal year 2009. Following the trial court's procedural ruling during the third quarter of 2009, that court handed down a decision in the distributor's favor granting the full amount of the lost anticipated profits alleged by the distributor, approximately $42 million, plus attorney's fees and interest to accrue from the termination of the distribution agreement. Molson appealed the judgment to the Appellate Court. During the fourth quarter of 2009, the Appellate Court directed the court-retained expert to explain the basis for his damages calculation. During the first quarter of 2010, the Appellate Court granted Molson's appeal and vacated the $42 million judgment. The Appellate Court remanded the proceeding to the trial court and ordered that court to select a different expert. The Appellate Court furthermore directed the trial court to use specific criteria in setting damages, the effect of which should be to substantially reduce the award. Molson sought clarification as to the precise criteria to be used. In late April 2010, the Appellate Court denied Molson's motion for clarification, but limited the accrual of interest in this matter. In mid October 2010, the Appellate Court denied the distributor's motion to set aside the vacation of the $42 million judgment. In July 2011, the trial court selected a new expert who is beginning to formulate a new calculation of damages. We will continue to defend this case vigorously, and believe that a material adverse result is not probable.

        During the second quarter of 2011, a competitor in our Canadian market filed a lawsuit in a trial court in Ontario, Canada, challenging a sponsorship agreement between our Canadian and U.S. businesses and the National Hockey League ("NHL") (Labatt Brewing Co. Ltd. et al. v.NHL Enterprises Canada Ltd., et al., Sup. Ct. of Justice—Ontario, CV-11-9122-00CL). Following an expedited trial, the court ruled against the Company and the NHL, holding that there was a binding agreement between Labatt and the NHL. The Court of Appeal of Ontario reversed that judgment on July 12, 2011 (C53817 & C53818). Labatt has since re-initiated a lawsuit in the Ontario trial court. The Company will vigorously defend that lawsuit, and has indemnity from the NHL for any damages and fees awarded in the event of an adverse judgment. Such a judgment could, however, eliminate the benefits of an NHL sponsorship described in the "Outlook for 2011" section of our Form 10-Q for the period ended March 26, 2011.

        We are involved in other disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None

ITEM 3.    Defaults upon Senior Securities

        None

ITEM 4.    [Removed and Reserved]

ITEM 5.    Other Information

        None

ITEM 6.    Exhibits

        The following are filed as a part of this Report on Form 10-Q:

(a)   Exhibits

Exhibit Number	Document Description
4.1.1	Second Supplemental Indenture dated December 25, 2010 to Indenture dated October 6, 2010 among Molson Coors International LP, the Guarantors and Computershare Trust Company of Canada
4.1.2	Third Supplemental Indenture dated March 8, 2011 to Indenture dated October 6, 2010 among Molson Coors International LP, the Guarantors and Computershare Trust Company of Canada
10.1
Credit Agreement dated as of April 12, 2011 among Molson Coors Brewing Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc. and Molson Coors International LP; the Lenders party hereto; Deutsche Bank AG New York Branch, as Administrative Agent and Issuing Bank; and Deutsche Bank Ag, as Canadian Administrative Agent; and Bank of Montreal and The Toronto-Dominion Bank as Issuing Bank.
10.2
Subsidiary Guarantee Agreement dated as of April 12, 2011 among Molson Coors Brewing Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc., Molson Coors International LP, each subsidiary of the Company listed on Schedule I hereto and Deutsche Bank AG New York Branch, as Administrative Agent.
10.21.1
Joint Venture Agreement, dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on December 7, 2007).**
10.21.3
Amendment No. 2 to Joint Venture Agreement dated as of April 4, 2008, to the Joint Venture Agreement dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC. (incorporated by reference from Exhibit 10.1 to the Form 10-Q filed on August 6, 2008).**
10.21.4
Amendment No. 3 to Joint Venture Agreement dated as of July 1, 2008, to the Joint Venture Agreement dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC (incorporated by reference from Exhibit 10.3.10 from the Form 10-Q filed on August 6, 2008).**
10.25	Amended and Restated Operating Agreement of MillerCoors LLC, dated as of July 1, 2008 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on July 2, 2008).**
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit Number	Document Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended June 25, 2011 and June 26, 2010, (ii) the Condensed Consolidated Balance Sheets at June 25, 2011 and December 25, 2010, and (iii) the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended June 25, 2011 and June 26, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

**
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to supplementally provide copies of any omitted schedules to the Securities and Exchange Commission upon request.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ WILLIAM G. WATERS William G. Waters Vice President and Controller (Chief Accounting Officer) August 2, 2011