Form 10-Q
period 2011-09-24
MOLSON COORS BREWING CO
filed 2011-11-03
CIK 24545

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______ .
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
_______________________________________________________________
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 28, 2011:
Class A Common Stock— 2,583,694 shares
Class B Common Stock—156,283,195 shares
Exchangeable shares:
As of October 28, 2011, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares—2,939,707 shares
Class B Exchangeable shares—19,260,989 shares
These Class A and Class B exchangeable shares offer substantially the same economic and voting rights as the respective classes of common shares of the registrant. This is achieved via the following structure: The registrant has outstanding one share of special Class A voting stock, through which the holders of Class A exchangeable shares and Class B exchangeable shares of Molson Coors Canada Inc. (a subsidiary of the registrant), respectively, may exercise their voting rights with respect to the registrant. The special Class A and Class B voting stock are entitled to one vote for each of the exchangeable share classes, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The trustee holder of the special Class A voting stock and the special Class B voting stock has the right to cast a number of votes equal to the number of then outstanding Class A exchangeable shares and Class B exchangeable shares, respectively.

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
Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to those described under the heading "Risk Factors," elsewhere throughout this report, and those described from time to time in our past and future reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 25, 2010. Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

 MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Sales	$1,393.9	$1,260.1	$3,774.3	$3,489.7
Excise taxes	(439.5)	(385.1)	(1,195.9)	(1,070.4)
Net sales	954.4	875.0	2,578.4	2,419.3
Cost of goods sold	(550.5)	(457.4)	(1,501.6)	(1,336.6)
Gross profit	403.9	417.6	1,076.8	1,082.7
Marketing, general and administrative expenses	(248.2)	(248.9)	(759.1)	(747.6)
Special items, net	(0.1)	(3.1)	(11.1)	(21.5)
Equity income in MillerCoors	99.4	135.3	372.4	389.9
Operating income (loss)	255.0	300.9	679.0	703.5
Interest income (expense), net	(27.3)	(23.9)	(81.8)	(73.7)
Other income (expense), net	(2.3)	41.6	(4.8)	54.4
Income (loss) from continuing operations before income taxes	225.4	318.6	592.4	684.2
Income tax benefit (expense)	(31.1)	(60.7)	(90.4)	(124.6)
Net income (loss) from continuing operations	194.3	257.9	502.0	559.6
Income (loss) from discontinued operations, net of tax	2.7	(0.9)	1.5	41.1
Net income (loss) including noncontrolling interests	197.0	257.0	503.5	600.7
Less: Net (income) loss attributable to noncontrolling interests	0.4	(0.9)	(0.4)	(2.8)
Net income (loss) attributable to Molson Coors Brewing Company	$197.4	$256.1	$503.1	$597.9
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.05	$1.39	$2.69	$3.00
From discontinued operations	0.01	(0.01)	0.01	0.22
Basic net income per share	$1.06	$1.38	$2.70	$3.22
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.05	$1.38	$2.67	$2.98
From discontinued operations	0.01	(0.01)	0.01	0.22
Diluted net income per share	$1.06	$1.37	$2.68	$3.20
Weighted average shares—basic	185.0	186.0	186.3	185.7
Weighted average shares—diluted	186.2	187.4	187.8	187.1
Amounts attributable to Molson Coors Brewing Company
Net income (loss) from continuing operations	$194.7	$257.0	$501.6	$556.8
Income (loss) from discontinued operations, net of tax	2.7	(0.9)	1.5	41.1
Net income (loss) attributable to Molson Coors Brewing Company	$197.4	$256.1	$503.1	$597.9
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS) (UNAUDITED)

	As of
	September 24, 2011	December 25, 2010
Assets
Current assets:
Cash and cash equivalents	$987.2	$1,217.6
Accounts receivable, net	574.0	570.8
Other receivables, net	149.7	158.7
Inventories:
Finished, net	138.0	134.3
In process	18.1	16.6
Raw materials	35.3	32.1
Packaging materials, net	9.7	12.0
Total inventories, net	201.1	195.0
Other assets, net	84.9	78.2
Deferred tax assets	0.3	—
Discontinued operations	0.3	0.6
Total current assets	1,997.5	2,220.9
Properties, net	1,365.6	1,388.7
Goodwill	1,499.7	1,489.1
Other intangibles, net	4,566.0	4,655.1
Investment in MillerCoors	2,589.7	2,574.1
Deferred tax assets	217.6	188.2
Notes receivable, net	40.5	43.0
Other assets	153.3	138.5
Total assets	$12,429.9	$12,697.6
Liabilities and equity
Current liabilities:
Accounts payable	$261.8	$268.2
Accrued expenses and other liabilities	623.3	804.6
Derivative hedging instruments	104.0	26.4
Deferred tax liabilities	236.3	219.6
Current portion of long-term debt and short-term borrowings	46.4	1.1
Discontinued operations	13.7	14.0
Total current liabilities	1,285.5	1,333.9
Long-term debt	1,901.3	1,959.6
Pension and post-retirement benefits	439.8	458.6
Derivative hedging instruments	198.2	404.8
Deferred tax liabilities	426.4	466.7
Unrecognized tax benefits	84.0	80.8
Other liabilities	133.6	126.4
Discontinued operations	22.3	24.2
Total liabilities	4,491.1	4,855.0
Commitments and contingencies (Note 15)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, voting, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares at September 24, 2011 and December 25, 2010, respectively)	—	—
Class B common stock, non-voting, $0.01 par value per share (authorized: 500.0 shares; issued: 162.6 shares and 162.0 shares at September 24, 2011 and December 25, 2010, respectively)	1.6	1.6
Class A exchangeable shares, no par value (issued and outstanding: 2.9 shares and 3.0 shares at September 24, 2011 and December 25, 2010, respectively)	110.5	111.2
Class B exchangeable shares, no par value (issued and outstanding: 19.3 shares and 19.2 shares at September 24, 2011 and December 25, 2010, respectively)	724.8	725.0
Paid-in capital	3,567.2	3,548.4
Retained earnings	3,574.5	3,241.5
Accumulated other comprehensive income	189.5	171.1
Class B common stock held in treasury at cost (6.3 shares and zero shares at September 24, 2011 and December 25, 2010, respectively)	(271.1)	—
Total Molson Coors Brewing Company stockholders' equity	7,897.0	7,798.8
Noncontrolling interests	41.8	43.8
Total equity	7,938.8	7,842.6
Total liabilities and equity	$12,429.9	$12,697.6
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Thirty-Nine Weeks Ended
	September 24, 2011	September 25, 2010
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$503.5	$600.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161.3	151.9
Share-based compensation	19.4	21.4
Loss on sale or impairment of properties and intangibles	13.8	13.7
Deferred income taxes	25.5	59.2
Equity income in MillerCoors	(372.4)	(389.9)
Distributions from MillerCoors	372.4	389.9
Equity in net income of other unconsolidated affiliates	(18.7)	(8.9)
Distributions from other unconsolidated affiliates	23.1	8.6
Excess tax benefits from share-based compensation	(1.1)	(1.3)
Change in current assets and liabilities and other	(121.9)	(61.0)
(Gain) loss from discontinued operations	(1.5)	(41.1)
Net cash provided by operating activities	603.4	743.2
Cash flows from investing activities:
Additions to properties	(126.3)	(95.0)
Proceeds from sales of properties and intangible assets	1.5	3.7
Acquisition of businesses, net of cash acquired	(41.3)	(19.8)
Change in restricted cash balances	2.7	(14.9)
Payment on discontinued operations	—	(96.0)
Investment in MillerCoors	(657.3)	(863.1)
Return of capital from MillerCoors	627.2	848.6
Proceeds from settlements of derivative instruments	15.4	—
Investment in and advances to an unconsolidated affiliate	(99.4)	(6.9)
Trade loan repayments from customers	14.2	12.5
Trade loans advanced to customers	(7.6)	(7.3)
Net cash used in investing activities	(270.9)	(238.2)
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	8.5	13.5
Excess tax benefits from share-based compensation	1.1	1.3
Payments for purchase of treasury stock	(271.1)	—
Dividends paid	(170.1)	(148.7)
Dividends paid to noncontrolling interests holders	(2.3)	(0.9)
Debt issuance costs	(2.2)	—
Payments on long-term debt and capital lease obligations	(0.2)	(300.0)
Proceeds from short-term borrowings	6.8	3.1
Payments on short-term borrowings	(18.3)	(8.1)
Payments on settlements of debt-related derivatives	(99.2)	(42.0)
Net (payments) proceeds from revolving credit facilities	1.5	—
Change in overdraft balances and other	(10.8)	(3.1)
Net cash used in financing activities	(556.3)	(484.9)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(223.8)	20.1
Effect of foreign exchange rate changes on cash and cash equivalents	(6.6)	9.2
Balance at beginning of year	1,217.6	734.2
Balance at end of period	$987.2	$763.5
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
These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes. The results of operations for the 13 and 39 week periods ended September 24, 2011, are not necessarily indicative of the results that may be achieved for the full fiscal year.
During the fourth quarter of 2010, we changed the classification of returnable bottles and pallets to non-current assets within Properties, net which were previously classified as current assets within Inventories—Packaging Materials, and have applied the classification change retrospectively in accordance with U.S. GAAP. This impacted the condensed consolidated statements of cash flows for the 39 weeks ended September 25, 2010, as discussed in Note 22 of the Notes to the Audited Consolidated Financial Statements in our Annual Report.
We follow a 52/53 week fiscal reporting calendar. The third fiscal quarter of 2011 and 2010 consisted of 13 weeks ended on September 24, 2011, and September 25, 2010, respectively. The first three quarters of 2011 and 2012 consisted of 39 weeks ended on September 24, 2011, and September 25, 2010, respectively. Fiscal year 2011 consists of 53 weeks ending on December 31, 2011, and fiscal year 2010 consisted of the 52 weeks ended December 25, 2010.
Unless otherwise indicated, third quarter refers to the 13 week periods ended September 24, 2011, and September 25, 2010, and first three quarters refers to the 39 week periods ended on September 24, 2011, and September 25, 2010.
MillerCoors follows a monthly reporting calendar. The third quarter and first three quarters of 2011 and 2010 consisted of three months and nine months ended September 30, 2011, and September 30, 2010, respectively.
Our significant accounting policies are presented in Note 1 of the Notes to the Audited Consolidated Financial Statements in our Annual Report and did not significantly change in the third quarter or first three quarters of 2011.
Consistent with the disclosure in the Annual Report, these significant accounting policies include our treatment of the allowance for credit losses on our MCBC-UK trade loan portfolio. This allowance is maintained to provide for loan losses deemed to be probable related to specifically identified loans and for losses in the loan portfolio that have been incurred at the balance sheet date. We establish our allowance through a provision for loan losses charged against earnings and recorded in marketing, general & administrative expenses. Loan balances that are written off are recorded against the allowance as a write-off. A rollforward of the allowance for the first three quarters ended September 24, 2011, is as follows (in millions):

Balance at December 25, 2010	$9.1
Provision for loan loss	(0.8)
Write-offs	(1.1)
Foreign currency and other adjustments	0.1
Balance at September 24, 2011	$7.3

2. New Accounting Pronouncements
Adoption of New Accounting Pronouncements
Goodwill Impairment Analysis
In December 2010, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to the evaluation of goodwill impairment testing for reporting units with zero or negative carrying amounts. Upon adoption of the guidance and annually thereafter, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units' goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting units. The guidance was effective for our first quarter 2011. The adoption of this guidance did not impact our financial position or results from operations.
New Accounting Pronouncements Not Yet Adopted
Fair Value Measurement
In May 2011, the FASB issued authoritative guidance related to fair value measurement and disclosure requirements. The new guidance results in a consistent definition of fair value and convergence between U.S. GAAP and International Financial Reporting Standards ("IFRS") on both how to measure fair value and on what disclosures to provide about fair value measurements. The guidance is effective for our quarter ending March 31, 2012. We are currently evaluating the impact that this guidance may have on the reporting of our financial position or results from operations.
Presentation of Other Comprehensive Income
In June 2011, the FASB issued authoritative guidance related to the presentation of other comprehensive income. Upon adoption of the guidance, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The guidance is effective for our quarter ending March 31, 2012, although the FASB has recently proposed the deferral of the requirement to present reclassifications of other comprehensive income on the face of the income statement. The impact of this guidance is limited to a change in the presentation of our results.
Goodwill Impairment Testing
In September 2011, the FASB issued authoritative guidance related to goodwill impairment testing. The new guidance permits an entity to first assess qualitative factors to whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment tests performed for our fiscal years beginning January 1, 2012. The impact of this guidance will not have an impact on our financial position or results from operations.

3. Segment Reporting
Our reportable operating segments consist of Canada, the United States ("U.S.") and the United Kingdom ("U.K.") and our non-reportable operating segment and other business activities include Molson Coors International ("MCI") and Corporate.
The following table sets forth net sales by segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
	(In millions)
Canada	$598.9	$539.8	$1,557.4	$1,471.8
U.K.	327.2	313.4	943.6	888.9
MCI and Corporate	31.5	21.8	81.9	58.6
Eliminations(1)	(3.2)	—	(4.5)	—
Consolidated	$954.4	$875.0	$2,578.4	$2,419.3

(1)	Represents intersegment sales from the U.K. segment to the MCI segment.
Across each of our segments, no single customer accounted for more than 10% of our sales. Net sales represent sales to third-party external customers and affiliates. Intersegment revenues are eliminated in consolidation.
The following table sets forth income (loss) from continuing operations before income taxes by segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
	(In millions)
Canada	$162.0	$161.6	$346.0	$347.8
U.S.	99.4	135.3	372.4	389.9
U.K.	25.3	34.3	64.4	67.8
MCI and Corporate	(61.3)	(12.6)	(190.4)	(121.3)
Consolidated	$225.4	$318.6	$592.4	$684.2
The following table sets forth total assets by segment:

	As of
	September 24, 2011	December 25, 2010
	(In millions)
Canada	$6,467.0	$6,548.9
U.S.	2,589.6	2,574.1
U.K.	2,172.4	2,276.2
MCI and Corporate	1,200.6	1,297.8
Discontinued operations	0.3	0.6
Consolidated	$12,429.9	$12,697.6

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
Equity Investments
MillerCoors
Summarized U.S. GAAP financial information for MillerCoors is as follows:
Condensed balance sheets

	As of
	September 30, 2011	December 31, 2010
	(In millions)
Current assets	$960.7	$815.9
Non-current assets	8,790.0	8,972.1
Total assets	$9,750.7	$9,788.0
Current liabilities	$912.6	$932.9
Non-current liabilities	1,254.2	1,273.4
Total liabilities	2,166.8	2,206.3
Noncontrolling interests	33.2	30.5
Owners' equity	7,550.7	7,551.2
Total liabilities and equity	$9,750.7	$9,788.0
Results of operations

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In millions)
Net sales	$1,964.9	$2,015.9	$5,796.3	$5,850.9
Cost of goods sold	(1,213.3)	(1,226.7)	(3,545.1)	(3,590.1)
Gross profit	$751.6	$789.2	$2,251.2	$2,260.8
Operating income(1)	$179.2	$320.8	$824.3	$930.1
Net income attributable to MillerCoors(1)	$176.4	$313.0	$809.8	$912.8
(1) Results for three months and nine months ended September 30, 2011, include special charges of $60.0 million for a write-down in the value of the Sparks brand and a $50.9 million charge resulting from the planned assumption of the Milwaukee Brewery Worker's Pension Plan, an under-funded multi-employer pension plan.

The following represents MCBC's proportional share in net income attributable to MillerCoors reported under the equity method:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
	(In millions, except percentages)
Net income attributable to MillerCoors	$176.4	$313.0	$809.8	$912.8
MCBC economic interest	42%	42%	42%	42%
MCBC proportionate share of MillerCoors net income	74.1	131.5	340.1	383.4
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(1)	27.7	2.5	32.6	4.4
Share-based compensation adjustment(2)	(2.4)	1.3	(0.3)	2.1
Equity income in MillerCoors	$99.4	$135.3	$372.4	$389.9

(1)
Our net investment in MillerCoors is based on the carrying values of the net assets contributed to the joint venture which is less than our proportional share of underlying equity (42%) of MillerCoors (contributed by both Coors Brewing Company ("CBC") and Miller Brewing Company ("Miller")) by approximately $564 million as of September 24, 2011. This difference, with the exception of goodwill and land, is being amortized as additional equity income over the remaining useful lives of the contributed long-lived amortizing assets. During the third quarter of 2011, MillerCoors recognized an impairment charge of $60.0 million associated with its Sparks brand intangible asset. Our portion, $25.2 million, or 42% of the charge, is offset by an adjustment to our basis amortization above. This adjustment represents accelerated amortization attributable to our proportionate share of the underlying basis of the asset class in which Sparks was contributed.

(2)
The net adjustment is to record all share-based compensation associated with pre-existing equity awards to be settled in Class B common stock held by former CBC employees now employed by MillerCoors and to eliminate all share-based compensation impacts related to pre-existing SABMiller plc equity awards held by former Miller employees now employed by MillerCoors. As of the end of the second quarter of 2011, the share-based awards granted to former CBC employees now employed by MillerCoors became fully vested, as such; no further adjustments will be recorded related to these awards.

During the third quarter of 2011, we had $6.2 million of beer sales to MillerCoors and $2.0 million of beer purchases from MillerCoors. During the third quarter of 2010, we had $8.7 million of beer sales to MillerCoors and $2.1 million of beer purchases from MillerCoors. During the first three quarters of 2011, we had $23.7 million of beer sales to MillerCoors and $6.7 million of beer purchases from MillerCoors. During the first three quarters of 2010, we had $27.9 million of beer sales to MillerCoors and $6.3 million of beer purchases from MillerCoors.
For the third quarter of 2011, we recorded $1.7 million of service agreement and other charges to MillerCoors and $0.3 million of service agreement costs from MillerCoors. For the third quarter of 2010, we recorded $1.4 million of service agreement and other charges to MillerCoors and $0.1 million of service agreement costs from MillerCoors. For the first three quarters of 2011, we recorded $5.1 million of service agreement and other charges to MillerCoors and $0.9 million of service agreement costs from MillerCoors. For the first three quarters of 2010, we recorded $3.7 million of service agreement and other charges to MillerCoors and $1.1 million of service agreement costs from MillerCoors.
As of September 24, 2011 and December 25, 2010, we had $0.4 million of net payables due to MillerCoors and $1.3 million of net receivables due from MillerCoors, respectively.

Consolidated Investments
The following summarizes the assets of our consolidated VIEs, including noncontrolling interests. The amounts below exclude receivables from us. None of our consolidated VIEs held debt as of September 24, 2011 or December 25, 2010.

	As of
	September 24, 2011	December 25, 2010
	Total assets	Total assets
	(In millions)
Grolsch	$15.0	$14.1
Cobra U.K.	$29.6	$32.7
The following summarizes the results of operations of our consolidated VIEs (including noncontrolling interests).

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 24, 2011		September 25, 2010		September 24, 2011		September 25, 2010
	Revenues	Pre-tax income	Revenues	Pre-tax income	Revenues	Pre-tax income	Revenues	Pre-tax income
	(In millions)
Grolsch(1)	$6.8	$1.0	$7.2	$1.0	$19.7	$2.8	$23.0	$3.3
Cobra U.K.	$10.1	$1.7	$9.9	$1.8	$28.7	$4.8	$27.8	$5.1

(1)	Substantially all such sales for Grolsch are made to us and as such, are eliminated in consolidation.

5. Share-Based Payments
During the first three quarters of 2011 and 2010, we recognized share-based compensation expense related to the following Class B common stock awards to certain directors, officers and other eligible employees, pursuant to the Molson Coors Brewing Company Incentive Compensation Plan ("Incentive Compensation Plan"): restricted stock units ("RSU"), deferred stock units ("DSU"), performance units ("PU"), stock options and stock-only stock appreciation rights ("SOSAR").
The following table summarizes components of the share-based compensation expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
	(In millions)
Stock options and SOSARs
Pre-tax compensation expense	$0.8	$0.8	$4.7	$5.5
Tax benefit	(0.2)	(0.2)	(1.3)	(1.5)
After-tax compensation expense	$0.6	$0.6	$3.4	$4.0
RSUs and DSUs
Pre-tax compensation expense	$2.5	$3.9	$7.9	$12.2
Tax benefit	(0.7)	(1.0)	(2.0)	(3.2)
After-tax compensation expense	$1.8	$2.9	$5.9	$9.0
PUs
Pre-tax compensation expense	$1.7	$1.8	$6.7	$5.5
Tax benefit	(0.5)	(0.4)	(2.0)	(1.3)
After-tax compensation expense	$1.2	$1.4	$4.7	$4.2
Total after-tax compensation expense	$3.6	$4.9	$14.0	$17.2
During the first three quarters of 2011, we granted 0.7 million stock options, 0.3 million RSUs and 0.6 million PUs, all of which were outstanding other than an insignificant amount of cancellations as of September 24, 2011.
The mark-to-market share-based compensation expense before tax, related to our share-based awards granted to former

CBC employees now employed by MillerCoors, recorded during the first three quarters of 2011, was a $0.1 million benefit. These awards were fully vested as of the end of the second quarter of 2011, as such, we recorded no adjustment in the third quarter 2011, and no further adjustments will be recorded related to these awards. For the third quarter and first three quarters of 2010, the amounts were expenses of $0.7 million and $1.8 million, respectively. These amounts are included in the table above.
As of September 24, 2011, there was $30.0 million of total unrecognized pre-tax compensation expense related to non-vested shares from share-based compensation arrangements granted under the Incentive Compensation Plan. This compensation expense is expected to be recognized over a weighted-average period of approximately 1.4 years.
The following table represents the summary of stock options and SOSARs outstanding as of September 24, 2011, and the activity during the first three quarters of 2011:

	Outstanding options	Weighted-average exercise price per share	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 25, 2010	6.8	$37.92	4.89	$91.6
Granted	0.7	$44.23
Exercised	(0.3)	$35.50
Forfeited	—	$43.43
Outstanding as of September 24, 2011	7.2	$38.57	4.52	$25.3
Exercisable at September 24, 2011	5.9	$37.46	3.56	$25.3
The total intrinsic value of options exercised during the first three quarters of 2011 and 2010 was $2.7 million and $4.3 million, respectively. During the first three quarters of 2011, cash received from stock option exercises was $8.5 million and the total net tax benefit to be realized for the tax deductions from these option exercises was $0.7 million.
The following table represents non-vested RSUs, DSUs and PUs as of September 24, 2011, and the activity during the first three quarters of 2011:

	RSUs and DSUs		PUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)		(In millions, except per unit amounts)
Non-vested as of December 25, 2010	0.8	$49.41	2.2	$9.45
Granted	0.3	$41.09	0.6	$13.51
Vested	(0.4)	$53.72	(0.7)	$6.98
Forfeited	—	$43.92	(0.1)	$11.22
Non-vested as of September 24, 2011	0.7	$42.17	2.0	$11.62
The fair value of each option granted in the first three quarters of 2011 and 2010, respectively, was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Thirty-Nine Weeks Ended
	September 24, 2011	September 25, 2010
Risk-free interest rate	2.60%	2.95%
Dividend yield	2.56%	2.22%
Volatility range	25.26%-29.35%	27.2%-29.5%
Weighted-average volatility	26.25%	27.86%
Expected term (years)	4.0-7.7	5.0-7.0
Weighted-average fair market value	$9.64	$10.95

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
As of September 24, 2011, there were 3.6 million shares of our Class B common stock available for the issuance of stock options, SOSARs, RSUs, DSUs, PUs and performance share units under the Incentive Compensation Plan.

6. Unusual or Infrequent Items
We have incurred charges or recognized gains that we believe are not indicative of our normal, core operations. As such, we have separately classified these amounts as special operating items.
Summary of Special Items
The table below summarizes special items recorded by segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
	(In millions)
Canada
Restructuring, exit and other related costs associated with the Montreal and Edmonton breweries(1)	$—	$—	$0.6	$0.9
Special termination benefits(2)	0.7	—	4.7	3.2
Flood insurance reimbursement(3)	(0.4)	—	(0.3)	—
Software abandonment(4)	—	0.4	—	12.8
BRI Loan Guarantee Adjustment(5)	—	—	(2.0)	—
Fixed asset adjustment(6)	—	—	7.6	—
U.K.
Restructuring charge(7)	(0.5)	2.4	2.2	3.6
Release of non-income-related tax reserve(8)	—	—	(2.5)	0.4
Other(9)	0.1	—	0.1	(0.3)
MCI and Corporate
Costs associated with other strategic initiatives(10)	0.2	0.3	0.7	0.9
Total Special items, net	$0.1	$3.1	$11.1	$21.5

(1)
During the second quarter of 2011 and the first half of 2010, we recognized expenses for restructuring costs associated with employee terminations and impairment of assets at the Montreal and Edmonton breweries.

(2)
During the first three quarters of 2011, we recognized charges related to special termination benefits offered to eligible employees upon election for early retirement as collective bargaining agreements were ratified with MCC impacting the Quebec Hourly Defined Benefit pension plan. Additionally, during the first quarter of 2011 and the first half of 2010, we recognized expenses for special termination benefits related to the Ontario-Atlantic Hourly Defined Benefit pension plan.

(3)
During the third quarter of 2011, we received insurance proceeds in excess of expenses incurred related to flood damages at our Toronto offices, which was partially offset by expenses incurred in the first three quarters of 2011.

(4)
During the second quarter and third quarter of 2010, a capital asset write-off was recorded related to abandonment of sales support software, which had been under development, as a result of a change in strategic direction relative to the use of the software.

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

(7)
During the third quarter of 2011, a benefit was realized from an adjustment to a supply chain restructuring accrual. During the first three quarters of 2011 and the first three quarters of 2010, we recognized employee termination costs related to supply chain restructuring activity and company-wide efforts to increase efficiency in certain operations, finance, information technology and human resource activities.

(8)
During 2009, we established a non-income-related tax reserve of $10.4 million that was recorded as a special item. The amount recorded in the first quarter of 2011 represents a release of a portion of this reserve.

(9)
During the third quarter of 2011, we recognized costs related to the integration of our Sharp's Brewery Ltd. acquisition. During the first half of 2010, we recognized a gain due to the release of an accrual of $0.3 million related to a potential repayment of a government grant.

(10)	During the second quarter and third quarter of 2011 and the first three quarters of 2010, we recognized costs related to the acquisition and integration of our China and India joint ventures.
The table below summarizes the activity in the restructuring accruals:

	Severance and other employee-related costs
	Canada	U.K.	Total
	(In millions)
Balance at December 25, 2010	$0.2	$2.2	$2.4
Charges incurred	—	2.2	2.2
Payments made	(0.1)	(2.0)	(2.1)
Foreign currency and other adjustments	—	(0.1)	(0.1)
Balance at September 24, 2011	$0.1	$2.3	$2.4

7. Other Income and Expense
The table below summarizes other income and expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
	(In millions)
Gain (loss) from Foster's total return swap and related financial instruments(1)	$—	$42.3	$0.8	$57.3
Gain (loss) from other foreign exchange and derivative activity	(2.7)	(0.3)	(6.7)	(3.1)
Environmental reserve	—	—	(0.1)	(0.1)
Other, net	0.4	(0.4)	1.2	0.3
Other income (expense), net	$(2.3)	$41.6	$(4.8)	$54.4

(1)	During January 2011, we settled the remaining Foster's total return swap and related financial instruments.

8. Discontinued Operations
In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In the third quarters of 2011 and 2010, we recognized a gain of $3.2 million and loss of $0.9 million, respectively, from discontinued operations associated with foreign exchange gains and losses related to indemnities we provided to FEMSA with regard to contingent tax and other liabilities. During the first three quarters of 2011 and 2010, we recognized gains of $2.0 million and $41.1 million, respectively. We recognized a gain of $42.6 million related to our settlement of a portion of our indemnity liabilities to FEMSA during the first quarter of 2010. See further discussion in Note 15 "Commitments and Contingencies".

Additionally, we incurred a loss related to an adjustment in legal reserves of $0.5 million during the third quarter and first three quarters of 2011.
9. Income Tax
Our effective tax rates for the third quarters of 2011 and 2010 were approximately 14% and 19%, respectively. For the first three quarters of 2011 and 2010, our effective tax rates were approximately 15% and 18%, respectively. The decrease from 2010 is primarily due to the tax effects of MillerCoors special charges in the third quarter of 2011 and the tax effect of Foster's total return swap unrealized gain of $42.3 million in the third quarter of 2010.
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
As of December 25, 2010, we had $84.1 million of uncertain tax benefits. Since December 25, 2010, uncertain tax benefits increased by $6.1 million. This addition is net of increases due to additional uncertain tax benefits and interest accrued for the current year and decreases primarily due to certain tax positions closing or being effectively settled, and payments made to tax authorities with regard to uncertain tax benefits during the third quarter of 2011. This results in a total uncertain tax benefit of $90.2 million as of September 24, 2011.
During the remainder of 2011, we will recognize Canadian dollar ("CAD") 18.6 million of non-cash income tax benefit due primarily to the favorable resolution of unrecognized tax positions that we effectively settled early in the fourth quarter.
We file income tax returns in most of the federal, state, and provincial jurisdictions in the U.S., U.K., and Canada. In the U.S., tax years through 2006 are closed, while exam years 2007 and 2008 have been effectively settled and only remain open pending finalization of an advanced pricing agreement. Tax years through fiscal year ended February 8, 2005, are closed or have been effectively settled through examination in Canada. Tax years through 2008 are closed or have been effectively settled through examination in the U.K.
10. Earnings per Share ("EPS")
Basic net income per share was computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the additional dilutive effect of our potentially dilutive securities, which include stock options, SOSARs, RSUs, PUs, and DSUs, calculated using the treasury stock method.

The following summarizes the effect of dilutive securities on diluted EPS:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
	(In millions)
Amounts attributable to MCBC
Net income (loss) from continuing operations	$194.7	$257.0	$501.6	$556.8
Income (loss) from discontinued operations, net of tax	2.7	(0.9)	1.5	41.1
Net income (loss) attributable to MCBC	$197.4	$256.1	$503.1	$597.9
Weighted average shares for basic EPS	185.0	186.0	186.3	185.7
Effect of dilutive securities:
Options and SOSARs	0.8	0.9	0.9	0.9
RSUs, PUs and DSUs	0.4	0.5	0.6	0.5
Weighted average shares for diluted EPS	186.2	187.4	187.8	187.1
Basic net income (loss) per share:
Continuing operations attributable to MCBC	$1.05	$1.39	$2.69	$3.00
Discontinued operations attributable to MCBC	0.01	(0.01)	0.01	0.22
Net income attributable to MCBC	$1.06	$1.38	$2.70	$3.22
Diluted net income (loss) per share:
Continuing operations attributable to MCBC	$1.05	$1.38	$2.67	$2.98
Discontinued operations attributable to MCBC	0.01	(0.01)	0.01	0.22
Net income attributable to MCBC	$1.06	$1.37	$2.68	$3.20
Dividends declared and paid per share	$0.32	$0.28	$0.92	$0.80
The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
	(In millions)
Stock options, SOSARs and RSUs(1)	1.0	0.7	0.6	0.9
Shares of Class B common stock issuable upon assumed conversion of the 2.5% Convertible Senior Notes(2)	10.8	10.5	10.7	10.5
Warrants to issue shares of Class B common stock(2)	10.8	10.5	10.7	10.5
	22.6	21.7	22.0	21.9

(1)
Exercise prices exceed the average market price of the common shares or are anti-dilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method.

(2)
We issued $575 million of senior convertible notes in June 2007. The impact of a net share settlement of the conversion amount at maturity will begin to dilute earnings per share if and when our stock price reaches $53.40. The impact of stock that could be issued to settle share obligations we could have under the warrants we issued simultaneously with the convertible notes issuance will begin to dilute earnings per share when our stock price reaches $68.10. The potential receipt of MCBC stock from counterparties under our purchased call options when and if our stock price is between $53.40 and $68.10 would be anti-dilutive and excluded from any calculations of earnings per share.

We have no outstanding equity share awards that contain non-forfeitable rights to dividends on unvested shares.
In July 2011, the Board of Directors authorized a new program to repurchase up to $1.2 billion of outstanding shares of Class B common stock in the open market or in privately negotiated transactions over an expected term of three years. We purchased a total of 6.3 million shares of our Class B common stock under the share repurchase program in the third quarter of 2011 for $271.1 million. During the third quarter of 2011, our Board of Directors expanded this program to include the repurchase of the Company's Class A common stock. There are fewer Class A shares available to repurchase on the open market, so the repurchases will continue to be primarily of Class B shares.
11. Goodwill and Intangible Assets
The following summarizes the change in goodwill for the first three quarters of 2011 (in millions):

Balance at December 25, 2010	$1,489.1
Business acquisitions	19.3
Foreign currency translation	(15.0)
Historical correction to adjust Properties, net	6.3
Balance at September 24, 2011	$1,499.7
Goodwill was attributed to our segments as follows:

	As of
	September 24, 2011	December 25, 2010
	(In millions)
Canada	$740.3	$748.6
United Kingdom	741.6	731.4
MCI	17.8	9.1
Consolidated	$1,499.7	$1,489.1

The following table presents details of our intangible assets, other than goodwill, as of September 24, 2011:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$315.0	$(172.6)	$142.4
Distribution rights	2 - 23	339.7	(228.6)	111.1
Patents and technology and distribution channels	3 - 10	34.7	(28.0)	6.7
Land use rights and other	2 - 42	6.4	(0.7)	5.7
Intangible assets not subject to amortization:
Brands	Indefinite	3,300.6	—	3,300.6
Distribution networks	Indefinite	984.0	—	984.0
Other	Indefinite	15.5	—	15.5
Total		$4,995.9	$(429.9)	$4,566.0

The following table presents details of our intangible assets, other than goodwill, as of December 25, 2010:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$297.3	$(159.6)	$137.7
Distribution rights	2 - 23	345.8	(221.6)	124.2
Patents and technology and distribution channels	3 - 10	34.6	(25.5)	9.1
Land use rights and other	2 - 42	6.2	(0.1)	6.1
Intangible assets not subject to amortization:
Brands	Indefinite	3,359.2	—	3,359.2
Distribution networks	Indefinite	1,003.3	—	1,003.3
Other	Indefinite	15.5	—	15.5
Total		$5,061.9	$(406.8)	$4,655.1
The changes in the gross carrying amounts of intangibles from December 25, 2010 to September 24, 2011 are due to the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies, and the first quarter acquisition of Sharp's Brewery Ltd. in the U.K. (approximately $20.4 million).
Based on foreign exchange rates as of September 24, 2011, the following is our estimated amortization expense related to intangible assets for the next five years:

		Amount
		(In millions)
2011	- remaining	$9.9
2012		$34.6
2013		$33.7
2014		$33.6
2015		$31.1
Amortization expense of intangible assets was $9.7 million and $30.0 million for the third quarter and first three quarters of 2011, respectively, and $10.9 million and $32.9 million for the third quarter and first three quarters of 2010, respectively.
We are required to perform goodwill and indefinite-lived intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. We performed the required annual impairment testing as of June 26, 2011, and determined that there were no impairments of goodwill or other indefinite-lived intangible assets.

Through our annual impairment testing, it was determined that the fair value of our China reporting unit was not significantly in excess of its carrying value (of which $9.5 million is goodwill as of September 24, 2011). In its first year of operation, the performance of the Molson Coors Si'hai Brewing venture (included in our China reporting unit) did not meet our expectations due to delays in executing our business plans. While we continue to work at resolving the delays, no guarantee can be made that our efforts will be successful. As a consequence, a future goodwill impairment charge related to the China reporting unit may be required.
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the first three quarters of 2011.

12. Debt
Our total long-term borrowings as of September 24, 2011, and December 25, 2010, were composed of the following:

	As of
	September 24, 2011	December 25, 2010
	(In millions)
Senior notes:
$850 million 6.375% notes due 2012	$44.6	$44.6
CAD 900 million 5.0% notes due 2015	875.4	892.6
$575 million 2.5% convertible notes due 2013(1)(2)	575.0	575.0
CAD 500 million 3.95% Series A notes due 2017	486.3	495.9
Less: unamortized debt discounts and other(2)	(35.2)	(48.5)
Total long-term debt (including current portion)	1,946.1	1,959.6
Less: current portion of long-term debt	(44.8)	—
Total long-term debt	$1,901.3	$1,959.6
Total fair value	$2,137.7	$2,137.6

(1)
The original conversion price for each $1,000 aggregate principal amount of notes was $54.76 per share of our Class B common stock, which represented a 25% premium above the stock price on the day of issuance of the notes and corresponded to the initial conversion ratio of 18.263 shares per each $1,000 aggregate principal amount of notes. The conversion ratio and conversion price are subject to adjustments for certain events and provisions, as defined in the indenture. As of June 2011, our conversion price and ratio are $53.40 and 18.7251 shares, respectively. Currently, the convertible debt's if-converted value does not exceed the principal.

(2)
During the third quarters of 2011 and 2010, we incurred additional non-cash interest expense of $4.4 million and $4.2 million, respectively. For the first three quarters of 2011 and 2010, the amounts were $13.1 million and $12.6 million, respectively. We also incurred interest expense related to the 2.5% convertible coupon rate of $3.6 million for both the third quarters of 2011 and 2010. For the first three quarters of 2011 and 2010, the amount was $10.8 million for both periods. The combination of non-cash and cash interest resulted in an effective interest rate of 5.86% and 5.95% for the third quarters of 2011 and 2010, respectively. The effective interest rates for the first three quarters of 2011 and 2010 were 5.87% and 5.95%, respectively. As of September 24, 2011, and December 25, 2010, paid in capital in the equity section of our balance sheet includes $103.9 million, ($64.2 million net of tax), representing the equity component of the convertible debt. Further, as of September 24, 2011, and December 25, 2010, $33.2 million and $46.3 million, respectively, of the unamortized debt discount and other balance relates to our $575 million convertible debt. We expect the unamortized discount to continue to amortize through 2013, resulting in non-cash interest expense of approximately $17 million to $18 million annually, thereby increasing the carrying value of the convertible debt to its $575 million face value at maturity in July 2013. The remaining $2.0 million as of September 24, 2011, and December 25, 2010, relates to unamortized debt premiums, discounts, and other on the additional debt balances.

Our short-term borrowings at September 24, 2011, and December 25, 2010, were $1.6 million and $1.1 million, respectively.
During the second quarter of 2011, we terminated our $750 million revolving multicurrency bank credit facility, which was scheduled to expire in August 2011. Additionally, in connection with this termination, we entered into an agreement for a 4-year revolving multicurrency credit facility of $400 million, which provides a $100 million sub-facility available for the issuance of letters of credit. We incurred $2.2 million of issuance costs and up-front fees related to this agreement, which are being amortized over the term of the facility. There were no outstanding borrowings on the $400 million credit facility as of September 24, 2011.
Under the terms of some of our debt facilities, we must comply with certain restrictions. These restrictions include restrictions on debt secured by certain types of mortgages, certain threshold percentages of secured consolidated net tangible assets, and restrictions on certain types of sale lease-back transactions. As of September 24, 2011, we were in compliance with all of these restrictions.

13. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented in Note 18 of the Notes to the Audited Consolidated Financial Statements in our Annual Report and did not significantly change during the first three quarters of 2011, except as described below.
Significant Derivative/Hedge Positions
Cross Currency Swaps
In September 2011, we cash settled approximately 25% of our British pound ("GBP") 530 million/$774 million and CAD 1.2 billion/GBP 530 million cross currency swaps. The swaps are designated as cash flow hedges of the changes in value of the future GBP cash flows related to GBP 530 million intercompany notes. Simultaneously with the settlement of the swaps, we paid down an equal portion of the outstanding principal of the intercompany notes in the amount of GBP 132.4 million. Prior to settlement, the swaps were in a net liability position of $394.2 million. As a result of the settlement, we extinguished $98.7 million of the outstanding liability, resulting in a net liability of $295.5 million at September 24, 2011, of which $98.5 million is current and $197.0 million is non-current. Cash flow hedge accounting was discontinued on the settled swaps and losses of $0.9 million were reclassified from Accumulated other comprehensive income ("AOCI") to Other income (expense), net related to the hedge termination.
Subsequent to September 24, 2011, we simultaneously extended both the terms of approximately half of the original intercompany notes and cross currency swaps, such that the new maturities are March 2014. Following the refinancing, the extended swaps were in a net liability position of approximately $218.9 million and remain designated as cash flow hedges of the extended intercompany notes. The remaining approximate 25%, due in May 2012, was left unadjusted.
Commodity Swaps
In June 2011, we entered into financial commodity swap contracts to hedge our exposure to changes in the prices of aluminum. These contracts allow us to swap our floating exposure to changes in aluminum prices for a fixed rate. These contracts are not designated in a hedge accounting relationship. As such, changes in fair value of these swaps are recorded in Cost of goods sold in our Condensed Consolidated Statement of Operations. We hedge forecasted purchases of aluminum up to 36 months in the future for use in our supply chain. For purposes of measuring segment operating performance, the unrealized changes in fair value of the aluminum swaps are reported in our non-reportable Corporate business activities outside of segment specific operating results until such time that the exposure we are managing is realized. At that time we will reclassify the gain or loss from Corporate to the operating segment, allowing our operating segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility.
Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk. As of September 24, 2011, and December 25, 2010, these adjustments resulted in deferred net gains in AOCI of $0.4 million and $2.7 million, respectively, as the fair value of our derivatives were in net liability positions at both period ends.
The table below summarizes our derivative assets and liabilities that were measured at fair value as of September 24, 2011 and December 25, 2010.

		September 24, 2011
	Total carrying value at September 24, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(295.5)	$—	$(295.5)	$—
Foreign currency forwards	5.5	—	5.5	—
Commodity swaps	(2.0)	—	(2.0)	—
Total	$(292.0)	$—	$(292.0)	$—

		December 25, 2010
	December 25, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(412.2)	$—	$(412.2)	$—
Foreign currency forwards	(16.3)	—	(16.3)	—
Commodity swaps	(2.0)	—	(2.0)	—
Total return swaps	1.2	—	1.2	—
Option contracts	2.9	—	—	2.9
Total	$(426.4)	$—	$(429.3)	$2.9
The table below summarizes derivative valuation activity using significant unobservable inputs (Level 3):

Rollforward of Level 3 Inputs
(In millions)
Balance at December 25, 2010	$2.9
Total gains or losses (realized/unrealized)
Included in earnings (or change in net assets)	1.5
Included in AOCI	—
Purchases	—
Sales	—
Issuances	—
Settlements	(4.4)
Transfers in/out of Level 3	—
Balance at September 24, 2011	$—
During the first quarter of 2011, we settled all of our option contracts that were classified as Level 3 as of December 25, 2010. As of September 24, 2011, we had no significant transfers between Level 1 and 2. New derivative contracts transacted during the first three quarters of 2011 are all included in Level 2.
Results of Period Derivative Activity
The tables below include the year to date results of our derivative activity in the Condensed Consolidated Balance Sheets as of September 24, 2011, and December 25, 2010, and the Condensed Consolidated Statements of Operations for the third quarters and first three quarters ended September 24, 2011, and September 25, 2010.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheet (in millions)

	September 24, 2011
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	USD 1,228.6	Other current assets	$—	Current derivative liability	$(98.5)
		Other assets	—	Long term derivative liability	(197.0)
Foreign currency forwards	USD 465.8	Other current assets	2.4	Current derivative liability	(3.4)
		Other assets	6.5	Long term derivative liability	—
Commodity swaps	Gigajoules 2.0	Other current assets	1.1	Current derivative liability	(0.3)
		Other assets	0.2	Long term derivative liability	—
Total derivatives designated as hedging instruments			$10.2		$(299.2)
Derivatives not designated as hedging instruments:
Commodity swaps	Metric Tonnes 0	Other current assets	$—	Current derivative liability	$(1.8)
		Other assets	—	Long term derivative liability	(1.2)
Total derivatives not designated as hedging instruments			$—		$(3.0)

	December 25, 2010
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	USD 1,637.1	Other current assets	$—	Current derivative liability	$(11.2)
		Other assets	—	Long term derivative liability	(401.0)
Foreign currency forwards	USD 426.0	Other current assets	0.3	Current derivative liability	(12.4)
		Other assets	0.1	Long term derivative liability	(3.4)
Commodity swaps	Gigajoules 2.2	Other current assets	0.1	Current derivative liability	(1.8)
		Other assets	—	Long term derivative liability	(0.4)
Total derivatives designated as hedging instruments			$0.5		$(430.2)
Derivatives not designated as hedging instruments:
Foreign currency forwards	USD 13.9	Other current assets	$—	Current derivative liability	$(0.8)
Total return swaps	Australian dollar ("AUD") 42.1	Other current assets	1.2	Current derivative liability	—
Option contracts	FGL.ASX Shares 7.6	Other current assets	3.1	Current derivative liability	(0.2)
Total derivatives not designated as hedging instruments			$4.3		$(1.0)
We allocate the current and non-current portion of each contract to the corresponding derivative account above.

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (in millions)
Cash Flow Hedges

For the Thirteen Weeks Ended September 24, 2011
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps(1)	$(3.8)	Other income (expense), net	$33.3	Other income (expense), net	$—
		Interest expense, net	(3.9)	Interest expense, net	—
Forward starting interest rate swaps	0.6	Interest expense, net	(0.6)	Interest expense, net	—
Foreign currency forwards	21.2	Other income (expense), net	(2.4)	Other income (expense), net	—
		Cost of goods sold	(3.1)	Cost of goods sold	—
		Marketing, general and administrative expenses	—	Marketing, general and administrative expenses	—
Commodity swaps	0.4	Cost of goods sold	—	Cost of goods sold	—
Total	$18.4		$23.3		$—

For the Thirteen Weeks Ended September 25, 2010
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps(1)	$1.3	Other income (expense), net	$(10.5)	Other income (expense), net	$—
		Interest expense, net	(3.0)	Interest expense, net	—
Forward starting interest rate swaps	(7.4)	Interest expense, net	—	Interest expense, net	—
Foreign currency forwards	(2.2)	Other income (expense), net	(1.1)	Other income (expense), net	—
		Cost of goods sold	0.2	Cost of goods sold	—
		Marketing, general and administrative expenses	—	Marketing, general and administrative expenses	—
Commodity swaps	(1.0)	Cost of goods sold	(0.2)	Cost of goods sold	—
Total	$(9.3)		$(14.6)		$—

For the Thirty-Nine Weeks Ended September 24, 2011
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps(1)	$(5.6)	Other income (expense), net	$16.4	Other income (expense), net	$—
		Interest expense, net	(10.9)	Interest expense, net	—
Forward starting interest rate swaps	1.2	Interest expense, net	(1.2)	Interest expense, net	—
Foreign currency forwards	21.3	Other income (expense), net	(7.0)	Other income (expense), net	—
		Cost of goods sold	(9.5)	Cost of goods sold	—
		Marketing, general and administrative expenses	—	Marketing, general and administrative expenses	—
Commodity swaps	3.0	Cost of goods sold	0.2	Cost of goods sold	—
Total	$19.9		$(12.0)		$—

For the Thirty-Nine Weeks Ended September 25, 2010
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps(1)	$11.5	Other income (expense), net	$(25.8)	Other income (expense), net	$—
		Interest expense, net	(8.9)	Interest expense, net	—
Forward starting interest rate swaps	(14.1)	Interest expense, net	—	Interest expense, net	—
Foreign currency forwards	(1.9)	Other income (expense), net	(3.5)	Other income (expense), net	—
		Cost of goods sold	(0.8)	Cost of goods sold	—
		Marketing, general and administrative expenses	0.1	Marketing, general and administrative expenses	—
Commodity swaps	0.3	Cost of goods sold	(1.4)	Cost of goods sold	—
Total	$(4.2)		$(40.3)		$—

Note:	Amounts recognized in AOCI are gross of taxes. Refer to Note 16, "Comprehensive Income (Loss)", for amount net of tax.

(1)
The foreign exchange gain (loss) component of these cross currency swaps is offset by the corresponding gain (loss) on the hedged forecasted transactions in Other income (expense), net and Interest expense, net.

 During the period we recorded no significant income or expense due to ineffectiveness of these cash flow hedges. We expect net losses of approximately $0.4 million (pre-tax) recorded in AOCI at September 24, 2011 will be reclassified into earnings within the next 12 months. The maximum length of time over which forecasted transactions are hedged is 3 years, and such transactions relate to foreign exchange, interest rate and commodity exposures.

Other Derivatives (in millions)

For the Thirteen Weeks Ended September 24, 2011
Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Commodity swaps	Cost of goods sold	$(3.0)
Cash settled total return swaps	Other income (expense), net	$—
Option contracts	Other income (expense), net	—
Foreign currency forwards	Other income (expense), net	—
$(3.0)

For the Thirteen Weeks Ended September 25, 2010
Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Cash settled total return swaps	Other income (expense), net	$43.2
Option contracts	Other income (expense), net	(0.9)
Foreign currency forwards	Other income (expense), net	(1.3)
		$41.0

For the Thirty-Nine Weeks Ended September 24, 2011
Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Commodity swaps	Cost of goods sold	$(3.0)
Cash settled total return swaps	Other income (expense), net	$(0.6)
Option contracts	Other income (expense), net	1.5
Foreign currency forwards	Other income (expense), net	(0.1)
		$(2.2)

For the Thirty-Nine Weeks Ended September 25, 2010
Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Cash settled total return swaps	Other income (expense), net	$58.2
Option contracts	Other income (expense), net	(0.9)
Foreign currency forwards	Other income (expense), net	(1.3)
		$56.0

14. Pension and Other Postretirement Benefits
We sponsor defined benefit retirement plans in Canada and the U.K. Additionally, we offer other postretirement benefits to the majority of our Canadian and U.S. employees. The net periodic pension costs under retirement plans and other postretirement benefits were as follows:

	Thirteen Weeks Ended September 24, 2011
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$4.8	$—	$—	$4.8
Interest cost	18.3	(0.2)	27.2	45.3
Expected return on plan assets	(18.7)	—	(31.5)	(50.2)
Amortization of prior service cost	0.2	—	—	0.2
Amortization of net actuarial loss	2.4	—	2.7	5.1
Less expected participant contributions	(0.4)	—	—	(0.4)
Net periodic pension cost (benefit)	$6.6	$(0.2)	$(1.6)	$4.8
Other Postretirement Benefits
Service cost—benefits earned during the period	$0.6	$0.1	$—	$0.7
Interest cost on projected benefit obligation	1.9	—	—	1.9
Amortization of prior service cost (gain)	(1.0)	—	—	(1.0)
Amortization of net actuarial loss (gain)	(0.9)	—	—	(0.9)
Net periodic postretirement benefit cost	$0.6	$0.1	$—	$0.7

	Thirteen Weeks Ended September 25, 2010
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$4.3	$—	$—	$4.3
Interest cost	17.8	0.1	29.0	46.9
Expected return on plan assets	(17.4)	—	(27.4)	(44.8)
Amortization of prior service cost	0.2	—	—	0.2
Amortization of net actuarial loss	0.3	—	3.1	3.4
Less expected participant contributions	(0.5)	—	—	(0.5)
Special termination of benefits	—	—	—	—
Net periodic pension cost (benefit)	$4.7	$0.1	$4.7	$9.5
Other Postretirement Benefits
Service cost—benefits earned during the period	$0.6	$—	$—	$0.6
Interest cost on projected benefit obligation	2.3	—	—	2.3
Amortization of prior service cost (gain)	(0.9)	—	—	(0.9)
Net periodic postretirement benefit cost	$2.0	$—	$—	$2.0

	Thirty-Nine Weeks Ended September 24, 2011
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	14.3	—	—	14.3
Interest cost	54.9	—	81.6	136.5
Expected return on plan assets	(56.1)	—	(94.6)	(150.7)
Amortization of prior service cost	0.6	—	—	0.6
Amortization of net actuarial loss	7.1	—	8.2	15.3
Less expected participant contributions	(1.2)	—	—	(1.2)
Special termination of benefits	—	—	—	—
Net periodic pension cost (benefit)	19.6	—	(4.8)	14.8
Other Postretirement Benefits
Service cost—benefits earned during the period	1.6	0.3	—	1.9
Interest cost on projected benefit obligation	5.8	—	—	5.8
Amortization of prior service cost (gain)	(2.9)	—	—	(2.9)
Amortization of net actuarial loss (gain)	(2.7)	—	—	(2.7)
Net periodic postretirement benefit cost	1.8	0.3	—	2.1

	Thirty-Nine Weeks Ended September 25, 2010
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$13.0	$—	$—	$13.0
Interest cost	53.6	0.3	86.4	140.3
Expected return on plan assets	(52.4)	—	(81.7)	(134.1)
Amortization of prior service cost	0.6	—	—	0.6
Amortization of net actuarial loss	0.9	—	9.2	10.1
Less expected participant contributions	(1.5)	—	—	(1.5)
Special termination benefits	1.8	—	—	1.8
Net periodic pension cost (benefit)	$16.0	$0.3	$13.9	$30.2
Other Postretirement Benefits
Service cost—benefits earned during the period	$1.8	$—	$—	$1.8
Interest cost on projected benefit obligation	7.0	—	—	7.0
Amortization of prior service cost (gain)	(2.7)	—	—	(2.7)
Net periodic postretirement benefit cost	$6.1	$—	$—	$6.1
During the first three quarters of 2011, employer contributions to the defined benefit plans for Canada were $9.6 million. There were no contributions to the U.K. plan during the first three quarters of the year. Expected total fiscal year 2011 employer contributions to the Canada and U.K. defined benefits plans are approximately $13 million. MillerCoors' contributions to its defined benefit pension plans are not included here, as MillerCoors is not consolidated in our financial statements.

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
During 2010, we reached a settlement agreement with FEMSA for the entirety of our indemnity obligations corresponding to the principal, penalties, interest and attorney's fees owed by Kaiser for the first category of purchased credits. This favorable settlement involved a cash payment of $96.0 million, and eliminated $284.5 million of maximum potential tax claims, of which $131.2 million of indemnity liabilities were accrued on our balance sheet at December 26, 2009. The payment was made in the second quarter of 2010. The maximum potential claims amount remaining for the second category of purchased tax credits (which we believe present less risk than the first category) was $241.6 million as of September 24, 2011. As of the end of the third quarter of 2011, our total estimate of the indemnity liability was $21.9 million, $8.8 million of which was classified as a current liability and $13.1 million of which was classified as non-current.
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
Additionally, we also provided indemnity related to all other tax, civil, and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded and disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. As a result of these contract provisions, our estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs arising from the federal or any of the various state governments in Brazil. The recorded value of the tax, civil, and labor indemnity liability was $9.2 million as of September 24, 2011, which is classified as non-current.
Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control. The sale agreement requires annual cash settlements relating to the tax, civil, and labor indemnities. Indemnity obligations related to purchased tax credits must be settled upon notification of FEMSA's settlement. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have been recorded to date, and additional future adjustments may be required. These liabilities are denominated in Brazilian Reais and are therefore, subject to foreign exchange gains or losses, which are recognized in the discontinued operations section of the statement of operations.
The table below provides a summary of reserves associated with the Kaiser indemnity obligations from December 25, 2010, through September 24, 2011:

	Indemnity Obligations
	Purchased tax credits indemnity reserve	Tax, civil and labor indemnity reserve	Total indemnity reserves
	(In millions)
Balance at December 25, 2010	$23.7	$10.0	$33.7
Changes in estimates	—	—	—
Foreign exchange transaction impact	(1.8)	(0.8)	(2.6)
Balance at September 24, 2011	$21.9	$9.2	$31.1

Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. We guaranteed our respective share of the indebtedness of BRI related to its CAD 200 million debt which was settled at maturity on June 15, 2011 at which time we were released from our guarantee. The funding from this settlement was from a new short-term loan maturing in June 2012 for which we became a guarantor and a separate guarantee liability was recorded. Due to the structure of the new BRI debt agreement and related guarantees, our liability was reduced which resulted in a corresponding gain in Special items, net of $2.0 million in the second quarter of 2011. In September 2011, we made a CAD 92.7 million capital contribution to BRI. BRI used these funds, along with the capital contributions received from its other shareholders, to repay its CAD 200 million debt. Accordingly, we were released from our guarantee of this debt resulting in the complete elimination of our guarantee liability.
Related to guarantees, Other liabilities in the accompanying Condensed Consolidated Balance Sheets include $6.1 million as of September 24, 2011, which is non-current; and $100.4 million as of December 25, 2010, of which $94.2 million is current and $6.2 million is non-current.
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
During the second quarter of 2011, a competitor in our Canadian market filed a lawsuit in a trial court in Ontario, Canada, challenging a sponsorship agreement between our Canadian and U.S. businesses and the National Hockey League ("NHL") (Labatt Brewing Co. Ltd. et al. v. NHL Enterprises Canada Ltd., et al., Sup. Ct. of Justice—Ontario, CV-11-9122-00CL). Following an expedited trial, the court ruled against the Company and the NHL, holding that there was a binding agreement between Labatt and the NHL. The Court of Appeal of Ontario reversed that judgment on July 12, 2011 (C53817 & C53818). Labatt subsequently re-initiated a lawsuit in the Ontario trial court. That court has since ruled in favor of the Company, upholding the NHL sponsorship (Sup. Ct. of Justice-Ontario, 2011 ONSC 5652 (October 20, 2011)). Labatt has thirty days in which to appeal. The Company is confident that it will receive the full benefits of the sponsorship, as described in the "Outlook for 2011" section of our Form 10-Q for the period ended March 26, 2011.
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
Based on these assumptions, the present value and gross amount of the costs at September 24, 2011, are approximately $4.3 million and $5.3 million, respectively. Accordingly, we believe that the existing liability is adequate as of September 24, 2011. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.
Considering the estimates extend through the year 2032 and the related uncertainties at the site, including what additional remedial actions may be required by the EPA, new technologies and what costs are included in the determination of when the $120 million is reached, the estimate of our liability may change as further facts develop. We cannot predict the amount of any such change, but additional accruals in the future are possible.
Other
In October 2006, we were notified by the EPA that we are a PRP, along with approximately 60 other parties, at the Cooper Drum site in southern California. Certain former non-beer business operations, which we discontinued and sold in the mid-1990s, were involved at this site. We responded to the EPA with information regarding our past involvement with the site. We have accrued $0.2 million, which represents our estimable loss at this time. Potential losses associated with the Cooper Drum site could increase as remediation planning progresses.
During the third quarter of 2008, we were notified by the EPA that we are a PRP, along with others, at the East Rutherford and Berry's Creek sites in New Jersey. Certain former non-beer business operations, which we discontinued and sold in the mid-1990s, were involved at this site. We have accrued $4.1 million, which represents our estimable loss at this time. Potential losses associated with the Berry's Creek site could increase as remediation planning progresses.
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
16. Comprehensive Income (Loss)
The following summarizes the components of comprehensive income (loss):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
	(In millions)
Net income (loss) including noncontrolling interests	$197.0	$257.0	$503.5	$600.7
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(122.6)	89.8	4.4	56.4
Amortization of net prior service costs and net actuarial losses, net of tax	5.6	2.0	6.4	4.6
Unrealized gain (loss) on derivative instruments, net of tax	29.1	(5.8)	23.0	(4.1)
Reclassification adjustment on derivative instruments, net of tax	(15.8)	1.1	(8.6)	3.9
Ownership share of unconsolidated subsidiaries' other comprehensive (loss) income, net of tax(1)	(15.7)	(3.6)	(6.8)	(13.9)
Total other comprehensive (loss) income, net of tax	(119.4)	83.5	18.4	46.9
Comprehensive income (loss)	77.6	340.5	521.9	647.6
Less: Comprehensive income attributable to the noncontrolling interest	0.4	(0.9)	(0.4)	(2.8)
Comprehensive income (loss) attributable to MCBC	$78.0	$339.6	$521.5	$644.8

(1)	Consisting of unrealized gains and losses on derivative instruments, and changes to pension liabilities related to our proportional share of our unconsolidated subsidiaries, net of tax.

17. Supplemental Guarantor Information
        For purposes of this Note 17, including the tables, the following terms shall mean:
        "Parent Guarantor and 2007 Issuer" shall mean MCBC; "2002 Issuer" shall mean CBC; "2005 Issuers and 2010 Issuer" shall mean collectively Molson Coors International, LP and Molson Coors Capital Finance ULC.
On June 15, 2007, MCBC issued $575 million of 2.5% Convertible Senior Notes due July 30, 2013, in a registered offering (see Note 12, "Debt"). The convertible notes are guaranteed on a senior unsecured basis by CBC, Molson Coors International, LP ("MCI LP"), Molson Coors Capital Finance ULC ("MC Capital Finance") and certain U.S. and Canadian subsidiaries of MCBC, including Molson Canada 2005 ("Subsidiary Guarantors").
On May 7, 2002, CBC completed a public offering of $850 million principal amount of 6.375% Senior notes due 2012. As of September 24, 2011, $44.6 million remain outstanding and are guaranteed on a senior and unsecured basis by MCBC, MCI LP, MC Capital Finance, and the Subsidiary Guarantors. The guarantees are full and unconditional and joint and several.
On September 22, 2005, MCI LP and MC Capital Finance completed a public offering of $1.1 billion principal amount of Senior notes composed of $300 million 4.85% notes due 2010 and CAD 900 million 5.00% notes due 2015. During the third quarter of 2010, the $300 million 4.85% notes were repaid in full. Subsequently on October 6, 2010, MCI LP completed a private placement in Canada of CAD

500 million 3.95% fixed rate Series A Notes due 2017. Although MC Capital Finance was not a co-issuer on the 2010 notes, it continues to be presented with MCI LP as MC Capital Finance is an inactive entity with no activity or any remaining significant assets or liabilities which would require separate presentation. Both the remaining CAD 900 million September 22, 2005 notes and the 2010 Series A Notes are guaranteed on a senior and unsecured basis by MCBC, CBC, and Subsidiary Guarantors, and for the 2010 Series A Notes, MC Capital Finance. The guarantees are full and unconditional and joint and several. Funds necessary to meet the debt service obligations of MCI LP and MC Capital Finance are provided in large part by distributions or advances from MCBC's other subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements, could limit the ability of MCI LP and MC Capital Finance to obtain cash for the purpose of meeting its debt service obligation, including the payment of principal and interest on the notes.
On December 25, 2010, CBC transferred its equity method investment in MillerCoors to MC Holding Company LLC, a newly created wholly-owned subsidiary of MCBC and a guarantor of the notes as well as the 2010 senior notes. As a result of the transfer, the investment in MillerCoors is presented in the column "Subsidiary Guarantors" at December 25, 2010, and all results of operations and cash flows related to the investment in MillerCoors subsequent to December 25, 2010, are presented in that column. The transfer of the investment between the 2002 Issuer and Subsidiary Guarantor categories does not negatively affect the holders of the notes or the holders of the 2010 senior notes as both the prior holder of the MillerCoors investment, CBC, and the current holder, MC Holding Company LLC, are joint and severally liable under the notes and the 2010 senior notes by virtue of their status as issuer or guarantor.
During the third quarter of 2011, we identified that our historical treatment of intercompany distributions within the consolidating guarantor statements of operations ("GSOs") was inappropriate. These distributions represented a return of capital and therefore should not have been reflected in our GSOs. As such, our GSOs reflect the revised treatment. Our prior period GSOs will also be revised prospectively to present the comparative information consistent with the revised treatment. While consolidated totals are not impacted, the amounts presented in our historical GSOs have been retrospectively adjusted to conform to the current year treatment to allow for comparative information within the GSOs as follows:

Condensed Consolidating Statements of Operations
	June 25, 2011
	As previously reported
	(In millions)
	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Equity income (loss) in subsidiaries, 13 weeks ended	$223.2	$83.7	$12.0	$21.6	$128.2	$(468.7)	$—
Equity income (loss) in subsidiaries, 26 weeks ended	$409.1	$85.3	$(52.3)	$(114.4)	$182.7	$(510.4)	$—
Interest income (expense), net, 13 weeks ended	$(8.4)	$11.8	$(8.9)	$203.4	$(225.6)	$—	$(27.7)
Interest income (expense), net, 26 weeks ended	$(16.8)	$23.7	$2.4	$272.4	$(336.2)	$—	$(54.5)
Other income (expense), net, 13 weeks ended	$(0.1)	$(2.0)	$—	$0.3	$118.0	$(118.0)	$(1.8)
Other income (expense), net, 26 weeks ended	$1.3	$100.8	$(0.1)	$0.3	$117.2	$(222.0)	$(2.5)
Income (loss) from continuing operations before income taxes, 13 weeks ended	$190.4	$126.1	$3.1	$523.6	$15.4	$(590.1)	$268.5
Income (loss) from continuing operations before income taxes, 26 weeks ended	$342.4	$267.1	$(50.0)	$608.5	$(65.5)	$(735.5)	$367.0
Net income (loss) attributable to MCBC, 13 weeks ended	$222.8	$56.5	$26.9	$488.7	$18.0	$(590.1)	$222.8
Net income (loss) attributable to MCBC, 26 weeks ended	$305.7	$245.3	$(42.7)	$597.7	$(64.8)	$(735.5)	$305.7

	June 25, 2011
	As adjusted
	(In millions)
	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Equity income (loss) in subsidiaries, 13 weeks ended	$223.2	$83.7	$22.7	$(96.4)	$128.2	$(361.4)	$—
Equity income (loss) in subsidiaries, 26 weeks ended	$409.1	$85.3	$(41.6)	$(232.4)	$182.7	$(403.1)	$—
Interest income (expense), net, 13 weeks ended	$(8.4)	$11.8	$(8.9)	$68.0	$(90.5)	$0.3	$(27.7)
Interest income (expense), net, 26 weeks ended	$(16.8)	$23.7	$2.4	$137.0	$(201.1)	$0.3	$(54.5)
Other income (expense), net, 13 weeks ended	$(0.1)	$(2.0)	$—	$0.3	$—	$—	$(1.8)
Other income (expense), net, 26 weeks ended	$1.3	$(3.2)	$(0.1)	$0.3	$(0.8)	$—	$(2.5)
Income (loss) from continuing operations before income taxes, 13 weeks ended	$190.4	$126.1	$13.8	$270.2	$32.5	$(364.5)	$268.5
Income (loss) from continuing operations before income taxes, 26 weeks ended	$342.4	$163.1	$(39.3)	$355.1	$(48.4)	$(405.9)	$367.0
Net income (loss) attributable to MCBC, 13 weeks ended	$222.8	$56.5	$37.6	$235.3	$35.1	$(364.5)	$222.8
Net income (loss) attributable to MCBC, 26 weeks ended	$305.7	$141.3	$(32.0)	$344.3	$(47.7)	$(405.9)	$305.7

Condensed Consolidating Statement of Operations
	March 26, 2011
	As previously reported
	(In millions)
	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Other income (expense), net, 13 weeks ended	$1.4	$102.8	$(0.1)	$—	$(0.8)	$(104.0)	$(0.7)
Income (loss) from continuing operations before income taxes, 13 weeks ended	$152.0	$141.0	$(53.1)	$84.9	$(80.9)	$(145.4)	$98.5
Net income (loss) attributable to MCBC, 13 weeks ended	$82.9	$188.8	$(69.6)	$109.0	$(82.8)	$(145.4)	$82.9

	March 26, 2011
	As adjusted
	(In millions)
	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Other income (expense), net, 13 weeks ended	$1.4	$(1.2)	$(0.1)	$—	$(0.8)	$—	$(0.7)
Income (loss) from continuing operations before income taxes, 13 weeks ended	$152.0	$37.0	$(53.1)	$84.9	$(80.9)	$(41.4)	$98.5
Net income (loss) attributable to MCBC, 13 weeks ended	$82.9	$84.8	$(69.6)	$109.0	$(82.8)	$(41.4)	$82.9

Consolidating Statement of Operations
	December 25, 2010
	As previously reported
	(In millions)
	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Other income (expense), net, 52 weeks ended	$91.6	$(3.5)	$—	$1.4	$406.0	$(451.6)	$43.9
Income (loss) from continuing operations before income taxes, 52 weeks ended	$696.0	$871.7	$33.3	$320.2	$419.8	$(1,532.0)	$809.0
Net income (loss) attributable to MCBC, 52 weeks ended	$707.7	$772.7	$11.7	$292.9	$454.7	$(1,532.0)	$707.7

	December 25, 2010
	As adjusted
	(In millions)
	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Other income (expense), net, 52 weeks ended	$55.3	$(3.5)	$—	$1.4	$(9.3)	$—	$43.9
Income (loss) from continuing operations before income taxes, 52 weeks ended	$659.7	$871.7	$33.3	$320.2	$4.5	$(1,080.4)	$809.0
Net income (loss) attributable to MCBC, 52 weeks ended	$671.4	$772.7	$11.7	$292.9	$39.4	$(1,080.4)	$707.7

Consolidating Statement of Operations
	December 26, 2009
	As previously reported
	(In millions)
	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Interest income (expense), net, 52 weeks ended	$(66.3)	$42.8	$(154.5)	$155.8	$60.1	$(123.8)	$(85.9)
Income (loss) from continuing operations before income taxes, 52 weeks ended	$725.8	$833.0	$162.5	$337.8	$455.3	$(1,796.9)	$717.5
Net income (loss) attributable to MCBC, 52 weeks ended	$720.4	$773.8	$132.1	$349.5	$541.5	$(1,796.9)	$720.4

	December 26, 2009
	As adjusted
	(In millions)
	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Interest income (expense), net, 52 weeks ended	$(66.3)	$42.8	$(154.5)	$155.8	$(100.8)	$37.1	$(85.9)
Income (loss) from continuing operations before income taxes, 52 weeks ended	$725.8	$833.0	$162.5	$337.8	$294.4	$(1,636.0)	$717.5
Net income (loss) attributable to MCBC, 52 weeks ended	$720.4	$773.8	$132.1	$349.5	$380.6	$(1,636.0)	$720.4

Consolidating Statement of Operations
	December 28, 2008
	As previously reported
	(In millions)
	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Interest income (expense), net, 52 weeks ended	$(27.5)	$45.2	$(31.4)	$58.7	$(8.8)	$(150.4)	$(114.2)
Income (loss) from continuing operations before income taxes, 52 weeks ended	$466.2	$569.1	$55.4	$74.6	$254.1	$(920.0)	$499.4
Net income (loss) attributable to MCBC, 52 weeks ended	$378.7	$591.0	$3.8	$103.0	$222.2	$(920.0)	$378.7

	December 28, 2008
	As adjusted
	(In millions)
	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Interest income (expense), net, 52 weeks ended	$(27.5)	$45.2	$(31.4)	$58.7	$(146.5)	$(12.7)	$(114.2)
Income (loss) from continuing operations before income taxes, 52 weeks ended	$466.2	$569.1	$55.4	$74.6	$116.4	$(782.3)	$499.4
Net income (loss) attributable to MCBC, 52 weeks ended	$378.7	$591.0	$3.8	$103.0	$84.5	$(782.3)	$378.7
The following information sets forth the Condensed Consowlidating Statements of Operations for the 13 and 39 weeks ended September 24, 2011, and September 25, 2010, Condensed Consolidating Balance Sheets as of September 24, 2011, and December 25, 2010, and Condensed Consolidating Statements of Cash Flows for the 39 weeks ended September 24, 2011, and September 25, 2010. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, each of the issuers and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC, CBC, MCI LP, MC Capital Finance, and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 24, 2011
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$6.7	$57.6	$—	$783.3	$612.0	$(65.7)	$1,393.9
Excise taxes	—	—	—	(192.0)	(247.5)	—	(439.5)
Net sales	6.7	57.6	—	591.3	364.5	(65.7)	954.4
Cost of goods sold	—	(8.4)	—	(315.1)	(290.3)	63.3	(550.5)
Gross profit	6.7	49.2	—	276.2	74.2	(2.4)	403.9
Marketing, general and administrative expenses	(24.5)	(11.1)	—	(126.7)	(94.1)	8.2	(248.2)
Special items, net	(0.1)	—	—	(0.4)	0.4	—	(0.1)
Equity income (loss) in subsidiaries	230.8	111.5	45.1	(115.6)	152.5	(424.3)	—
Equity income in MillerCoors	—	—	—	99.4	—	—	99.4
Operating income (loss)	212.9	149.6	45.1	132.9	133.0	(418.5)	255.0
Interest income (expense), net	(8.4)	11.5	4.3	68.5	(103.2)	—	(27.3)
Other income (expense), net	(0.4)	4.9	—	(7.9)	1.1	—	(2.3)
Income (loss) from continuing operations before income taxes	204.1	166.0	49.4	193.5	30.9	(418.5)	225.4
Income tax benefit (expense)	(6.7)	(16.2)	5.5	(8.1)	(5.6)	—	(31.1)
Net income (loss) from continuing operations	197.4	149.8	54.9	185.4	25.3	(418.5)	194.3
Income (loss) from discontinued operations, net of tax	—	—	—	—	2.7	—	2.7
Net income (loss) including noncontrolling interests	197.4	149.8	54.9	185.4	28.0	(418.5)	197.0
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	—	—	0.4	—	0.4
Net income (loss) attributable to MCBC	$197.4	$149.8	$54.9	$185.4	$28.4	$(418.5)	$197.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 25, 2010
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$7.9	$56.2	$—	$708.9	$550.2	$(63.1)	$1,260.1
Excise taxes	—	—	—	(176.3)	(208.8)	—	(385.1)
Net sales	7.9	56.2	—	532.6	341.4	(63.1)	875.0
Cost of goods sold	—	(10.7)	—	(248.8)	(253.1)	55.2	(457.4)
Gross profit	7.9	45.5	—	283.8	88.3	(7.9)	417.6
Marketing, general and administrative expenses	(27.2)	(8.0)	—	(124.9)	(96.9)	8.1	(248.9)
Special items, net	(0.3)	—	—	(14.4)	11.6	—	(3.1)
Equity income (loss) in subsidiaries	231.8	104.8	37.9	(117.0)	144.7	(402.2)	—
Equity income in MillerCoors	—	135.3	—	—	—	—	135.3
Operating income (loss)	212.2	277.6	37.9	27.5	147.7	(402.0)	300.9
Interest income (expense), net	(8.3)	12.1	(21.9)	132.6	(138.4)	—	(23.9)
Other income (expense), net	42.5	(0.8)	—	0.2	(0.3)	—	41.6
Income (loss) from continuing operations before income taxes	246.4	288.9	16.0	160.3	9.0	(402.0)	318.6
Income tax benefit (expense)	9.7	(57.7)	21.1	(23.5)	(10.3)	—	(60.7)
Net income (loss) from continuing operations	256.1	231.2	37.1	136.8	(1.3)	(402.0)	257.9
Income (loss) from discontinued operations, net of tax	—	—	—	—	(0.9)	—	(0.9)
Net income (loss) including noncontrolling interests	256.1	231.2	37.1	136.8	(2.2)	(402.0)	257.0
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	—	—	(0.9)	—	(0.9)
Net income (loss) attributable to MCBC	$256.1	$231.2	$37.1	$136.8	$(3.1)	$(402.0)	$256.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2011
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$20.5	$158.2	$—	$2,030.0	$1,743.6	$(178.0)	$3,774.3
Excise taxes	—	—	—	(493.5)	(702.4)	—	(1,195.9)
Net sales	20.5	158.2	—	1,536.5	1,041.2	(178.0)	2,578.4
Cost of goods sold	—	(32.2)	—	(831.7)	(799.0)	161.3	(1,501.6)
Gross profit	20.5	126.0	—	704.8	242.2	(16.7)	1,076.8
Marketing, general and administrative expenses	(89.0)	(30.6)	—	(367.8)	(291.1)	19.4	(759.1)
Special items, net	(0.6)	—	—	(10.7)	0.2	—	(11.1)
Equity income (loss) in subsidiaries	639.9	196.8	3.5	(348.0)	335.2	(827.4)	—
Equity income in MillerCoors	—	—	—	372.4	—	—	372.4
Operating income (loss)	570.8	292.2	3.5	350.7	286.5	(824.7)	679.0
Interest income (expense), net	(25.2)	35.2	6.7	205.5	(304.3)	0.3	(81.8)
Other income (expense), net	0.9	1.7	(0.1)	(7.6)	0.3	—	(4.8)
Income (loss) from continuing operations before income taxes	546.5	329.1	10.1	548.6	(17.5)	(824.4)	592.4
Income tax benefit (expense)	(43.4)	(38.0)	12.8	(18.9)	(2.9)	—	(90.4)
Net income (loss) from continuing operations	503.1	291.1	22.9	529.7	(20.4)	(824.4)	502.0
Income (loss) from discontinued operations, net of tax	—	—	—	—	1.5	—	1.5
Net income (loss) including noncontrolling interests	503.1	291.1	22.9	529.7	(18.9)	(824.4)	503.5
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	—	—	(0.4)	—	(0.4)
Net income (loss) attributable to MCBC	$503.1	$291.1	$22.9	$529.7	$(19.3)	$(824.4)	$503.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$16.6	$154.0	$—	$1,909.7	$1,577.4	$(168.0)	$3,489.7
Excise taxes	—	—	—	(457.9)	(612.5)	—	(1,070.4)
Net sales	16.6	154.0	—	1,451.8	964.9	(168.0)	2,419.3
Cost of goods sold	—	(35.4)	—	(732.4)	(720.0)	151.2	(1,336.6)
Gross profit	16.6	118.6	—	719.4	244.9	(16.8)	1,082.7
Marketing, general and administrative expenses	(88.7)	(25.7)	—	(364.9)	(286.4)	18.1	(747.6)
Special items, net	(1.0)	—	—	(17.4)	(3.1)	—	(21.5)
Equity income (loss) in subsidiaries	606.7	239.5	80.3	(296.8)	338.4	(968.1)	—
Equity income in MillerCoors	—	389.9	—	—	—	—	389.9
Operating income (loss)	533.6	722.3	80.3	40.3	293.8	(966.8)	703.5
Interest income (expense), net	(25.0)	36.6	(58.4)	290.3	(317.1)	(0.1)	(73.7)
Other income (expense), net	62.5	(2.4)	(0.1)	0.8	(6.4)	—	54.4
Income (loss) from continuing operations before income taxes	571.1	756.5	21.8	331.4	(29.7)	(966.9)	684.2
Income tax benefit (expense)	26.8	(151.5)	56.8	(56.4)	(0.3)	—	(124.6)
Net income (loss) from continuing operations	597.9	605.0	78.6	275.0	(30.0)	(966.9)	559.6
Income (loss) from discontinued operations, net of tax	—	—	—	—	41.1	—	41.1
Net income (loss) including noncontrolling interests	597.9	605.0	78.6	275.0	11.1	(966.9)	600.7
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	—	—	(2.8)	—	(2.8)
Net income (loss) attributable to MCBC	$597.9	$605.0	$78.6	$275.0	$8.3	$(966.9)	$597.9

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMER 24, 2011
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$603.9	$—	$—	$305.4	$77.9	$—	$987.2
Accounts receivable, net	1.7	5.4	—	190.7	376.2	—	574.0
Other receivables, net	27.4	41.8	—	34.7	45.8	—	149.7
Total inventories, net	—	—	—	88.6	112.5	—	201.1
Other assets, net	5.8	4.2	—	36.0	38.9	—	84.9
Deferred tax assets	—	—	—	0.4	1.1	(1.2)	0.3
Discontinued operations	—	—	—	—	0.3	—	0.3
Intercompany accounts receivable	—	—	563.9	1,609.4	807.9	(2,981.2)	—
Total current assets	638.8	51.4	563.9	2,265.2	1,460.6	(2,982.4)	1,997.5
Properties, net	28.7	7.4	—	818.7	510.8	—	1,365.6
Goodwill	—	11.4	—	358.7	1,129.6	—	1,499.7
Other intangibles, net	—	37.9	—	4,131.0	397.1	—	4,566.0
Investment in MillerCoors	—	—	—	2,589.7	—	—	2,589.7
Net investment in and advances to subsidiaries	8,027.1	4,609.2	2,021.2	—	5,110.5	(19,768.0)	—
Deferred tax assets	217.8	102.1	6.9	9.6	0.1	(118.9)	217.6
Other assets, net	20.2	15.8	5.1	78.4	74.3	—	193.8
Total assets	$8,932.6	$4,835.2	$2,597.1	$10,251.3	$8,683.0	$(22,869.3)	$12,429.9
Liabilities and equity
Current liabilities:
Accounts payable	$11.2	$1.7	$—	$102.3	$146.6	$—	$261.8
Accrued expenses and other liabilities, net	25.9	19.5	9.5	247.7	320.7	—	623.3
Derivative hedging instruments	—	12.4	—	91.6	—	—	104.0
Deferred tax liability	153.7	—	—	—	83.8	(1.2)	236.3
Current portion of long-term debt and short-term borrowings	—	44.8	—	—	1.6	—	46.4
Discontinued operations	—	—	—	—	13.7	—	13.7
Intercompany accounts payable	290.9	14.2	550.1	1,142.8	983.2	(2,981.2)	—
Total current liabilities	481.7	92.6	559.6	1,584.4	1,549.6	(2,982.4)	1,285.5
Long-term debt	541.7	—	1,359.6	—	—	—	1,901.3
Derivative hedging instruments	—	21.4	—	176.8	—	—	198.2
Net investment in and advances to subsidiaries	—	—	—	876.8	—	(876.8)	—
Deferred tax liability	—	102.2	2.0	—	441.1	(118.9)	426.4
Other liabilities, net	12.2	17.3	2.9	353.3	271.7	—	657.4
Discontinued operations	—	—	—	—	22.3	—	22.3
Intercompany notes payable	—	—	3,532.5	5,054.3	4,479.6	(13,066.4)	—
Total liabilities	1,035.6	233.5	5,456.6	8,045.6	6,764.3	(17,044.5)	4,491.1
MCBC stockholders' equity	7,898.9	5,253.5	1,580.5	10,178.4	1,876.9	(18,891.2)	7,897.0
Intercompany notes receivable	(1.9)	(651.8)	(4,440.0)	(7,972.7)	—	13,066.4	—
Total stockholders' equity	7,897.0	4,601.7	(2,859.5)	2,205.7	1,876.9	(5,824.8)	7,897.0
Noncontrolling interests	—	—	—	—	41.8	—	41.8
Total equity	7,897.0	4,601.7	(2,859.5)	2,205.7	1,918.7	(5,824.8)	7,938.8
Total liabilities and equity	$8,932.6	$4,835.2	$2,597.1	$10,251.3	$8,683.0	$(22,869.3)	$12,429.9

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 25, 2010
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$832.0	$7.0	$0.8	$189.3	$188.5	$—	$1,217.6
Accounts receivable, net	—	4.2	—	208.9	358.5	(0.8)	570.8
Other receivables, net	17.2	32.7	—	17.8	91.0	—	158.7
Total inventories, net	—	—	—	93.3	101.7	—	195.0
Other assets, net	4.4	1.8	—	36.2	35.8	—	78.2
Deferred tax assets	—	—	—	—	1.0	(1.0)	—
Discontinued operations	—	—	—	—	0.6	—	0.6
Intercompany accounts receivable	16.3	18.9	139.5	365.8	692.3	(1,232.8)	—
Total current assets	869.9	64.6	140.3	911.3	1,469.4	(1,234.6)	2,220.9
Properties, net	33.6	7.1	—	852.3	495.7	—	1,388.7
Goodwill	—	11.4	—	370.8	1,106.9	—	1,489.1
Other intangibles, net	—	40.4	—	4,233.9	380.8	—	4,655.1
Investment in MillerCoors	—	—	—	2,574.1	—	—	2,574.1
Net investment in and advances to subsidiaries	7,540.5	4,044.5	2,025.0	—	4,876.8	(18,486.8)	—
Deferred tax assets	183.4	108.7	7.1	8.4	—	(119.4)	188.2
Other assets, net	4.8	12.9	6.0	76.3	81.5	—	181.5
Total assets	$8,632.2	$4,289.6	$2,178.4	$9,027.1	$8,411.1	$(19,840.8)	$12,697.6
Liabilities and equity
Current liabilities:
Accounts payable	$5.3	$0.2	$—	$80.5	$183.0	$(0.8)	$268.2
Accrued expenses and other liabilities, net	39.4	15.2	15.9	396.9	363.6	—	831.0
Deferred tax liability	153.5	—	—	—	67.1	(1.0)	219.6
Current portion of long-term debt and short-term borrowings	—	—	—	—	1.1	—	1.1
Discontinued operations	—	—	—	—	14.0	—	14.0
Intercompany accounts payable	0.1	7.9	238.0	619.3	367.5	(1,232.8)	—
Total current liabilities	198.3	23.3	253.9	1,096.7	996.3	(1,234.6)	1,333.9
Long-term debt	528.7	45.0	1,385.9	—	—	—	1,959.6
Net investment in and advances to subsidiaries	—	—	—	865.4	—	(865.4)	—
Deferred tax liability	—	102.2	1.5	—	482.4	(119.4)	466.7
Other liabilities, net	9.1	57.2	2.9	710.8	290.6	—	1,070.6
Discontinued operations	—	—	—	—	24.2	—	24.2
Intercompany notes payable	—	—	3,601.9	5,345.7	7,086.8	(16,034.4)	—
Total liabilities	736.1	227.7	5,246.1	8,018.6	8,880.3	(18,253.8)	4,855.0
MCBC stockholders' equity	7,898.0	4,913.9	1,603.3	9,137.8	1,867.2	(17,621.4)	7,798.8
Intercompany notes receivable	(1.9)	(852.0)	(4,671.0)	(8,129.3)	(2,380.2)	16,034.4	—
Total stockholders' equity	7,896.1	4,061.9	(3,067.7)	1,008.5	(513.0)	(1,587.0)	7,798.8
Noncontrolling interests	—	—	—	—	43.8	—	43.8
Total equity	7,896.1	4,061.9	(3,067.7)	1,008.5	(469.2)	(1,587.0)	7,842.6
Total liabilities and equity	$8,632.2	$4,289.6	$2,178.4	$9,027.1	$8,411.1	$(19,840.8)	$12,697.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2011
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$159.0	$46.0	$54.9	$626.5	$(44.1)	$(238.9)	$603.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(2.3)	(0.2)	—	(69.9)	(53.9)	—	(126.3)
Proceeds from sales of properties and intangible assets	—	—	—	0.3	1.2	—	1.5
Acquisition of businesses, net of cash acquired				—	(41.3)		(41.3)
Change in restricted cash balances	—	—	—	—	2.7	—	2.7
Investment in MillerCoors	—	—	—	(657.3)	—	—	(657.3)
Return of capital from MillerCoors	—	—	—	627.2	—	—	627.2
Proceeds from settlements of derivative instruments	15.4						15.4
Investment in and advances to an unconsolidated affiliate	—	—	—	(93.6)	(5.8)	—	(99.4)
Trade loan repayments from customers	—	—	—	0.4	13.8	—	14.2
Trade loans advanced to customers	—	—	—	—	(7.6)	—	(7.6)
Net intercompany investing activity	(0.8)	(150.4)	(96.1)	(131.8)	(142.0)	521.1	—
Net cash provided by (used in) investing activities	12.3	(150.6)	(96.1)	(324.7)	(232.9)	521.1	(270.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	8.5	—	—	—	—	—	8.5
Excess tax benefits from share-based compensation	1.1	—	—	—	—	—	1.1
Payments for purchase of treasury stock	(271.1)			—			(271.1)
Dividends paid	(150.5)	(104.0)	—	(135.4)	(19.1)	238.9	(170.1)
Dividends paid to noncontrolling interests holders				—	(2.3)		(2.3)
Debt issuance costs	(2.2)						(2.2)
Payments on long-term debt and capital lease obligations	—	—	—	(0.2)	—	—	(0.2)
Payments on short-term borrowings, net	—	—	—	—	(11.5)	—	(11.5)
Payments on settlements of debt-related derivatives		200.6	—	(299.8)			(99.2)
Net (payments) proceeds from revolving credit facilities	—	—	—	—	1.5	—	1.5
Change in overdraft balances and other	—	—	—	—	(10.8)	—	(10.8)
Net intercompany financing activity	14.8	1.0	40.4	260.6	204.3	(521.1)	—
Net cash provided by (used in) financing activities	(399.4)	97.6	40.4	(174.8)	162.1	(282.2)	(556.3)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(228.1)	(7.0)	(0.8)	127.0	(114.9)	—	(223.8)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(10.9)	4.3	—	(6.6)
Balance at beginning of year	832.0	7.0	0.8	189.3	188.5	—	1,217.6
Balance at end of period	$603.9	$—	$—	$305.4	$77.9	$—	$987.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers and 2010 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$131.0	$30.6	$21.3	$300.4	$71.9	$188.0	$743.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(4.5)	—	—	(42.1)	(48.4)	—	(95.0)
Proceeds from sales of properties and intangible assets, net	—	—	—	1.2	2.5	—	3.7
Acquisition of businesses, net of cash acquired	—	—	—	—	(19.8)	—	(19.8)
Change in restricted cash balance	—	—	—	—	(14.9)	—	(14.9)
Payment on discontinued operations	—	—	—	—	(96.0)	—	(96.0)
Investment in MillerCoors	—	(863.1)	—	—	—	—	(863.1)
Return of capital from MillerCoors	—	848.6	—	—	—	—	848.6
Investment in and advances to unconsolidated affiliates	—	—	—	—	(6.9)	—	(6.9)
Trade loan repayments from customers	—	0.2	—	—	12.3	—	12.5
Trade loans advanced to customers	—	—	—	—	(7.3)	—	(7.3)
Net intercompany investing activity	(44.2)	(26.1)	1,204.6	1,167.7	(2,233.6)	(68.4)	—
Net cash provided by (used in) investing activities	(48.7)	(40.4)	1,204.6	1,126.8	(2,412.1)	(68.4)	(238.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	13.5	—	—	—	—	—	13.5
Excess tax benefits from share-based compensation	1.3	—	—	—	—	—	1.3
Dividends paid	(130.9)	—	—	—	(17.8)	—	(148.7)
Dividends paid to noncontrolling interests holders	—	—	—	—	(0.9)	—	(0.9)
Payments on long-term debt and capital lease obligations	—	—	(300.0)	—	—	—	(300.0)
Payments on settlements of debt-related derivatives	—	—	(42.0)	—	—	—	(42.0)
Change in overdraft balances and other	—	—	—	—	(8.1)	—	(8.1)
Net intercompany financing activity	66.6	9.8	(883.5)	(1,505.3)	2,432.0	(119.6)	—
Net cash provided by (used in) financing activities	(49.5)	9.8	(1,225.5)	(1,505.3)	2,405.2	(119.6)	(484.9)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	32.8	—	0.4	(78.1)	65.0	—	20.1
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	7.4	1.8	—	9.2
Balance at beginning of year	392.8	—	0.1	175.0	166.3	—	734.2
Balance at end of period	$425.6	$—	$0.5	$104.3	$233.1	$—	$763.5

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
Unless otherwise indicated, (a) all $ amounts are in U.S. Dollars ("USD"), (b) comparisons are to comparable prior periods, and (c) third quarter 2011 refers to the 13 weeks ended on September 24, 2011, third quarter 2010 refers to the 13 weeks ended on September 25, 2010, and (d) first three quarters of 2011 refers to the 39 weeks ended on September 24, 2011, first three quarters of 2010 refers to the 39 weeks ended on September 25, 2010.
In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America ("U.S. GAAP"), we also present pretax and after-tax "underlying income", "underlying effective tax rate", and "underlying free cash flow", which are non-GAAP measures and should be viewed as supplements to—not substitutes for—our results of operations presented under U.S. GAAP. Our management uses underlying income and underlying free cash flow as measures of operating performance to assist in comparing performance from period to period on a consistent basis; as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; and in communications with the board of directors, stockholders, analysts and investors concerning our financial performance. We believe that underlying income and underlying free cash flow performance are used by and are useful to investors and other users of our financial statements in evaluating our operating performance because they provide an additional tool to evaluate our performance without regard to special and non-core items, which can vary substantially from company to company depending upon accounting methods and book value of assets and capital structure. We have provided reconciliations of all non-GAAP measures to their nearest U.S. GAAP measure.

Business Overview
Third Quarter 2011 Financial Highlights:
Net income from continuing operations attributable to MCBC of $194.7 million, or $1.05 per diluted share, decreased 24.2% from a year ago due to cycling a $42.3 million non-core pretax gain on our Foster's total return swap in 2010, lower underlying income and higher MillerCoors special charges. Underlying after-tax income of $212.4 million, or $1.14 per diluted share, decreased 11.2%, driven by lower sales volumes and higher commodity inflation, partially offset by favorable foreign currency movements and results of cost savings initiatives. Worldwide beer volume for Molson Coors declined 0.8%, due to continued volume weakness in the U.S. and the U.K. Nonetheless, total-company net sales increased 9.1% due to foreign currency movements, international growth, positive pricing in the U.S. and Canada, and the addition of contract brewing sales and new brands. Our third quarter underlying income excludes some special and other non-core gains, losses and expenses that net to a $26.8 million pretax change.
Regionally:

•
In our Canada segment, income from continuing operations before income taxes and underlying pretax income increased by 0.2% to $162.0 million and by 0.2% to $162.3 million, respectively. Increased net pricing, reductions in marketing, general and administrative expense and favorable foreign currency were offset by cost inflation, asset value adjustments and cycling one-time cost reductions in 2010.

•
In our U.S. segment, equity income in MillerCoors decreased 26.5% to $99.4 million, while underlying equity income in MillerCoors decreased 16.3% to $120.6 million, driven by lower volume and higher commodity inflation, which more than offset positive pricing, cost savings and favorable brand mix.

•
In our U.K. segment, income from continuing operations before income taxes and underlying pretax income of $25.3 million and $27.4 million, respectively, represent decreases of $9.0 million and $9.3 million, respectively, driven by overall lower volumes, lower net pricing, and higher marketing investments and operations costs.

See "Results of Operations" below for further analysis of our reportable segment results.
The following table highlights summarized components of our condensed consolidated summary of operations for the 13 and 39 weeks ended September 24, 2011, and September 25, 2010, and provides a reconciliation of "underlying income" to its nearest U.S. GAAP measure.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 24, 2011	September 25, 2010	% change	September 24, 2011	September 25, 2010	% change
	(In millions, except percentages and per share data)
Volume in hectoliters	4.966	4.941	0.5%	13.608	13.812	(1.5)%
Net sales	$954.4	$875.0	9.1%	$2,578.4	$2,419.3	6.6%
Income attributable to MCBC from continuing operations, net of tax	$194.7	$257.0	(24.2)%	$501.6	$556.8	(9.9)%
Adjustments:
Special items(1)	0.1	3.1	(96.8)%	11.1	21.5	(48.4)%
42% of MillerCoors specials, net of tax(2)	46.4	8.8	N/M	47.4	11.8	N/M
Gain on sale of non-core real estate(3)	—	—	N/M	—	(0.5)	N/M
Environmental litigation provisions(4)	—	—	N/M	0.1	0.1	—%
Foster's total return swap(5)	—	(42.3)	N/M	(0.8)	(57.3)	N/M
Unrealized loss on commodity swaps (6)	3.0	—	N/M	3.0	—	N/M
One-time employee related expenses (7)	2.5	—	N/M	2.5	—	N/M
Basis amortization related to the Sparks brand impairment(8)	(25.2)	—	N/M	(25.2)	—	N/M
Tax effect on special items(9)	(9.1)	12.5	N/M	(14.1)	10.9	N/M
Non-GAAP: Underlying income attributable to MCBC from continuing operations, net of tax	$212.4	$239.1	(11.2)%	$525.6	$543.3	(3.3)%
Income attributable to MCBC per diluted share from continuing operations	$1.05	$1.38	(23.9)%	$2.67	$2.98	(10.4)%
Non-GAAP: Underlying income attributable to MCBC per diluted share from continuing operations	$1.14	$1.28	(10.9)%	$2.80	$2.90	(3.4)%

N/M = Not meaningful

(1)	See Part I—Financial Statements, Item 1, Note 6 "Unusual or Infrequent Items" of the unaudited condensed consolidated financial statements for additional information.

(2)
See "Results of Operations", "United States Segment" under the sub-heading "Special Items" for additional information. The tax effect related to our share of MillerCoors special items was a $0.2 million benefit for the 13 and 39 weeks ended September 24, 2011, and zero for the 13 and 39 weeks ended September 25, 2010. The effect of taxes on the adjustments used to arrive at underlying income, a non-GAAP measure, is calculated based on the statutory tax rate applicable to the item being adjusted for the jurisdiction from which each adjustment arises.

(3)
During 2010, we sold the Coors family home in Golden, Colorado, to the Adolph Coors Company LLC, a company affiliated with the Coors family. The selling price was based on a market appraisal by an independent third party.

(4)
See Part I—Financial Statements, Item 1, Note 15 "Commitments and Contingencies" of the unaudited condensed consolidated financial statements under the sub-heading "Environmental" for additional information.

(5)	See Part I—Financial Statements, Item 1, Note 7 "Other Income and Expense" of the unaudited condensed consolidated financial statements for additional information.

(6)
The unrealized loss related to changes in fair value on aluminum swaps recorded in Cost of goods sold within our non-reportable Corporate business activities. Once the exposure we are managing is realized, we will reclassify the gain or loss to the operating segment, allowing our operating segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility.

(7)	During the third quarter of 2011, the U.K. recognized one-time employee related expenses of $1.1 million in cost of goods sold and $1.4 million in marketing, general and administrative expenses.

(8)
The Sparks write-down is eliminated from Molson Coors results via a $25.2 million equity adjustment, leaving MillerCoors net special charges of $21.2 million reflected in Molson Coors results. See Part I—Financial Statements, Item 1, Note 4 "Investments" of the unaudited condensed consolidated financial statements for additional information.

(9)
The effect of taxes on the adjustments used to arrive at underlying income, a non-GAAP measure, is calculated based on the statutory tax rate applicable to the item being adjusted for the jurisdiction from which each adjustment arises.

The following table highlights summarized components of our sales volume for the 13 and 39 weeks ended September 24, 2011, and September 25, 2010.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 24, 2011	September 25, 2010	% change	September 24, 2011		September 25, 2010	% change
	(In millions, except percentages)
Volume in hectoliters:
Reported financial volume	4.966	4.941	0.5%	13.608	142	13.812	(1.5)%
Royalty volume	0.133	0.103	29.1%	0.300		0.245	22.4%
Owned volume	5.099	5.044	1.1%	13.908		14.057	(1.1)%
Proportionate share of equity investment sales-to-retail(1)	8.031	8.197	(2.0)%	22.248		22.739	(2.2)%
Total worldwide beer volume	13.130	13.241	(0.8)%	36.156		36.796	(1.7)%

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
Synergies and other cost savings initiatives
We achieved approximately $18 million, $40 million and $106 million of cost savings in the third quarter 2011, first three quarters of 2011 and program to date, respectively, toward our second Resources for Growth, or RFG2, program's three-year goal of $150 million of annualized cost reductions by 2012.
In addition to our RFG2 savings, MillerCoors delivered $41 million of cost synergies in the first half of 2011, bringing the total synergies realized to $546 million since beginning operations on July 1, 2008, surpassing the original commitment to deliver $500 million by June 30, 2011. MillerCoors also delivered incremental cost savings of $27 million and $42 million in the third quarter 2011 and first three quarters of 2011, respectively. We benefit from 42% of the MillerCoors cost savings.

Income taxes
Our effective tax rate and underlying effective tax rate for the third quarter of 2011 were approximately 14% and 16%, respectively, compared to 19% and 17% for the third quarter of 2010. We anticipate that our 2011 full year effective tax rate will be in the range of 12% to 16%.

	For the Thirteen Weeks Ended September 24, 2011	For the Thirteen Weeks Ended September 25, 2010
Effective tax rate	14%	19%
Adjustments:
Foster's total return swap	—	(3)%
MillerCoors specials	2%	1%
Non-GAAP: Underlying effective tax rate	16%	17%
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
We recognized a gain of $3.2 million and a loss of $0.9 million in the third quarters of 2011 and 2010, respectively, and gains of $2.0 million and $41.1 million in the first three quarters of 2011 and 2010, respectively, associated with adjustments to the indemnity liabilities due to foreign exchange gains and losses and the $42.6 million gain related to our settlement of a portion of our indemnity liabilities to FEMSA during the first quarter of 2010.
Additionally, we incurred a loss related to an adjustment in legal reserves of $0.5 million during the third quarter and first three quarters of 2011.

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

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 24, 2011	September 25, 2010	% change	September 24, 2011	September 25, 2010	% change
	(In millions, except percentages)
Volume in hectoliters	2.543	2.538	0.2%	6.624	6.823	(2.9)%
Net sales	$598.9	$539.8	10.9%	$1,557.4	$1,471.8	5.8%
Cost of goods sold	(307.4)	(248.5)	23.7%	(823.6)	(734.0)	12.2%
Gross profit	291.5	291.3	0.1%	733.8	737.8	(0.5)%
Marketing, general and administrative expenses	(127.1)	(128.1)	(0.8)%	(370.4)	(369.4)	0.3%
Special items, net	(0.3)	(0.4)	(25.0)%	(10.6)	(16.9)	(37.3)%
Operating income	164.1	162.8	0.8%	352.8	351.5	0.4%
Other (expense) income, net	(2.1)	(1.2)	75.0%	(6.8)	(3.7)	83.8%
Income (loss) from continuing operations before income taxes	$162.0	$161.6	0.2%	$346.0	$347.8	(0.5)%
Adjusting items:
Special items	0.3	0.4	(25.0)%	10.6	16.9	(37.3)%
Non-GAAP: Underlying pretax income	$162.3	$162.0	0.2%	$356.6	$364.7	(2.2)%

N/M = Not meaningful
Foreign currency impact on results
The Canadian dollar ("CAD") appreciated versus the USD resulting in an approximate $8 million and $14 million increase to USD income from continuing operations before income taxes during the third quarter and during the first three quarters, respectively.
Assets and liabilities recorded in foreign currencies that are the functional currencies for the respective operations are translated at the prevailing exchange rate at the balance sheet date. Revenue and expenses are translated at the average exchange rates during the period. Translation adjustments resulting from this process are reported as a separate component of other comprehensive income.
Volume and net sales
Canada sales-to-retail ("STRs") for the third quarter decreased 0.6% and decreased 3.6% for the first three quarters. Volume gains from our new brands, including the continued expansion of Molson M into Ontario and Western Canada, Keystone Lager into Ontario and the introduction of Molson Canadian 67 Sublime, Miller Chill Lemon and Rickard's Blonde, were more than offset by declines in established brands. These declines were driven by increased competitor price discounting in key regions.
Total Canadian beer industry STRs increased nearly 1% in the third quarter. In the first three quarters, the total Canadian beer industry STRs decreased an estimated 2.1%.
Our Canada sales volume was 2.543 million hectoliters in the third quarter, up 0.2%, and 6.624 million hectoliters in the first three quarters, down 2.9%.
Net sales per hectoliter increased 3.8% and 2.7% in local currency in the third quarter and first three quarters, respectively, driven by positive pricing and the addition of contract brewing sales to North American Breweries ("NAB").

Cost of goods sold
Cost of goods sold per hectoliter increased 15.8% in local currency in the third quarter driven by input inflation, the cost of brewing beer under our NAB contract this year, asset value adjustments in the third quarter of 2011 and cycling one-time cost reductions in the third quarter of 2010.
Cost of goods sold per hectoliter increased 9.0% in local currency in the first three quarters, driven by input inflation, the cost of brewing beer under our NAB contract this year, fixed-cost deleverage from lower volumes, asset value adjustments in the third quarter of 2011 and cycling one-time cost reductions in the third quarter of 2010.
Marketing, general and administrative expenses
Marketing, general & administrative expense in the third quarter decreased 7.1% in local currency, due to lower overhead expenses.
Marketing, general & administrative expense in the first three quarters decreased 5.5% in local currency, driven by lower overhead expenses and the release of an indirect tax reserve in the first quarter of 2011.
Special items, net
During the third quarter and first three quarters of 2011, we recognized special termination charges of $0.7 million and $4.7 million, respectively, related to defined benefit pension plans. Also, we recognized special termination charges of zero and $3.2 million in the third quarter and first three quarters of 2010, respectively, related to defined benefit pension plans. During the second quarter 2011, we recognized a $7.6 million loss related to the correction of an error to adjust fixed assets resulting from the performance of a fixed asset count. Additionally, we recognized a $2.0 million gain in the second quarter 2011 resulting from a reduction of our guarantee of BRI's debt obligations. During the second and third quarters of 2010, we recognized a $12.8 million capital asset write-off related to sales support software which had been under development. See Part I—Financial Statements, Item 1 Note 6 "Unusual or Infrequent Items" to the unaudited condensed consolidated financial statements for further discussion.
Other expense, net
Other expense increased $0.9 million and $3.1 million in the third quarter and first three quarters, respectively, due to foreign currency movements.

United States Segment
Our interest in MillerCoors is accounted for and reported by us under the equity method of accounting. See Part I—Financial Statements, Item 1 Note 4 "Investments" to the unaudited condensed consolidated financial statements for additional information.
The results of operations for MillerCoors for the three and nine months ended September 30, 2011, and September 30, 2010, are as follows:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2011	September 30, 2010	% change	September 30, 2011	September 30, 2010	% change
	(In millions, except percentages)
Volumes in hectoliters	20.145	21.021	(4.2)%	59.050	61.166	(3.5)%
Sales	$2,285.2	$2,350.2	(2.8)%	$6,733.6	$6,819.8	(1.3)%
Excise taxes	(320.3)	(334.3)	(4.2)%	(937.3)	(968.9)	(3.3)%
Net sales	1,964.9	2,015.9	(2.5)%	5,796.3	5,850.9	(0.9)%
Cost of goods sold	(1,213.3)	(1,226.7)	(1.1)%	(3,545.1)	(3,590.1)	(1.3)%
Gross profit	751.6	789.2	(4.8)%	2,251.2	2,260.8	(0.4)%
Marketing, general and administrative expenses	(461.5)	(447.4)	3.2%	(1,313.5)	(1,302.6)	0.8%
Special items, net	(110.9)	(21.0)	N/M	(113.4)	(28.1)	N/M
Operating income	179.2	320.8	(44.1)%	824.3	930.1	(11.4)%
Other income (expense), net	2.4	0.2	N/M	0.5	3.5	(85.7)%
Income from continuing operations before income taxes and noncontrolling interests	181.6	321.0	(43.4)%	824.8	933.6	(11.7)%
Income tax expense	(1.6)	(2.1)	(23.8)%	(6.0)	(5.9)	1.7%
Income from continuing operations	180.0	318.9	(43.6)%	818.8	927.7	(11.7)%
Less: Net income attributable to noncontrolling interests	(3.6)	(5.9)	(39.0)%	(9.0)	(14.9)	(39.6)%
Net income attributable to MillerCoors	$176.4	$313.0	(43.6)%	$809.8	$912.8	(11.3)%
Adjusting items:
Special items, net	110.9	21.0	N/M	113.4	28.1	N/M
Tax effect on special items, net	$(0.4)	$(0.1)	N/M	$(0.4)	$(0.1)	N/M
Non-GAAP: Underlying net income attributable to MillerCoors	$286.9	$333.9	(14.1)%	$922.8	$940.8	(1.9)%

N/M = Not meaningful

The following represents MCBC's proportional share of MillerCoors net income reported under the equity method (in millions, except percentages):

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 24, 2011	September 25, 2010	% change	September 24, 2011	September 25, 2010	% change
	(In millions, except percentages)
Net income attributable to MillerCoors	$176.4	$313.0	(43.6)%	$809.8	$912.8	(11.3)%
MCBC economic interest	42%	42%		42%	42%
MCBC proportionate share of MillerCoors net income	74.1	131.5	(43.7)%	340.1	383.4	(11.3)%
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(1)	27.7	2.5	N/M	32.6	4.4	N/M
Share-based compensation adjustment(1)	(2.4)	1.3	N/M	(0.3)	2.1	N/M
Equity income in MillerCoors	$99.4	$135.3	(26.5)%	$372.4	$389.9	(4.5)%
Adjusting items:
MCBC proportionate share of MillerCoors special items	46.6	8.8	N/M	47.6	11.8	N/M
Basis amortization related to Sparks brand impairment(1)	(25.2)	$—	N/M	(25.2)	$—	N/M
Tax effect on special items	(0.2)	$—	N/M	(0.2)	$—	N/M
Non-GAAP: Underlying net income attributable to MillerCoors	$120.6	$144.1	(16.3)%	$394.6	$401.7	(1.8)%

(1)	See Part I—Financial Statements, Item 1 Note 4 "Investments" to the unaudited condensed consolidated financial statements for a detailed discussion of these equity method adjustments.
Volume and net sales
MillerCoors domestic STRs for the third quarter and first three quarters declined 2.0% and 2.1%, respectively, driven by continued weak economic conditions affecting the entire industry. Domestic sales-to-wholesalers for the third quarter and first three quarters declined 4.7% and 3.5%, with the variance to STRs driven by the timing of shipments in the first three quarters of 2010. Domestic net sales per hectoliter increased 1.8% and 2.3% for the third quarter and first three quarters, respectively, driven by favorable pricing and brand mix. Total net sales per hectoliter, including contract brewing and company-owned distributor sales, increased 1.7% for the third quarter, and 2.6% for the first three quarters.
Cost of goods sold
Cost of goods sold per hectoliter increased 3.2% and 2.3% in the third quarter and first three quarters, respectively, due to higher freight, fuel and packaging costs, fixed-cost deleverage and a third quarter out-of-period depreciation charge of $5.2 million, which were partially offset by cost savings.
Marketing, general and administrative expenses
For the third quarter, marketing, general and administrative expenses were up 3.2%, due to higher information system spending, an out-of-period depreciation charge of $7.3 million and higher marketing expense. Marketing, general and administrative expenses increased 0.8% in the first three quarters, as higher information systems and marketing costs in the third quarter were partially offset by a one-time receipt of $14.0 million from a third party in the first quarter of 2011.
Special Items
During the third quarter and first three quarters of 2011, MillerCoors incurred special charges totaling $110.9 million and $113.4 million, respectively, due to a $60.0 million write-down of the value of the Sparks brand and a $50.9 million charge resulting from the planned assumption of the Milwaukee Brewery Worker's Pension Plan, an under-funded multi-employer pension plan. During the third quarter of 2010 and first three quarters of 2010, MillerCoors incurred special charges totaling $21.0 million and $28.1 million, respectively, driven largely by pension and postretirement benefit curtailment expenses, and integration costs including severance costs resulting from a sales office reorganization.
United Kingdom Segment
The U.K. segment consists of production and sale of the owned brands principally in the U.K., results of our sales and royalty arrangements in the Republic of Ireland, our consolidated joint venture to produce, import and distribute the Grolsch brands in the U.K. and the Republic of Ireland, our consolidated joint venture to produce and distribute the Cobra beer brands in the U.K., factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us) in the U.K. and our joint venture with DHL ("Tradeteam") for the distribution of products throughout Great Britain accounted for under the equity method.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 24, 2011	September 25, 2010	% change	September 24, 2011	September 25, 2010	% change
	(In millions, except percentages)
Volume in hectoliters(1)	2.219	2.234	(0.7)%	6.361	6.528	(2.6)%
Net sales(1)	$327.2	$313.4	4.4%	$943.6	$888.9	6.2%
Cost of goods sold(1)	(224.0)	(195.7)	14.5%	(627.5)	(567.8)	10.5%
Gross profit	103.2	117.7	(12.3)%	316.1	321.1	(1.6)%
Marketing, general and administrative expenses	(80.1)	(82.0)	(2.3)%	(255.7)	(253.5)	0.9%
Special items, net	0.4	(2.4)	N/M	0.2	(3.7)	N/M
Operating income (loss)	23.5	33.3	(29.4)%	60.6	63.9	(5.2)%
Interest income(2)	1.8	1.6	12.5%	4.7	5.1	(7.8)%
Other income (expense), net	—	(0.6)	(100.0)%	(0.9)	(1.2)	(25.0)%
Income (loss) from continuing operations before income taxes	$25.3	$34.3	(26.2)%	$64.4	$67.8	(5.0)%
Adjusting items:
Special items	(0.4)	2.4	N/M	(0.2)	3.7	N/M
One-time employee related expenses	2.5	—	N/M	2.5	—	N/M
Non-GAAP: Underlying pretax income	$27.4	$36.7	(25.3)%	$66.7	$71.5	(6.7)%

N/M = Not meaningful

(1)
Reflects gross segment sales and for the third quarter of 2011 includes intercompany sales to MCI of 0.050 million hectoliters and $3.2 million of net sales, offset by $3.2 million of cost of goods sold. For the first three quarters of 2011 includes intercompany sales to MCI of 0.070 million hectoliters and $4.5 million of net sales, offset by $4.5 million of cost of goods sold. These amounts are eliminated in the consolidated totals.

(2)	Interest income is earned on trade loans to U.K. on-premise customers and was driven by note receivable balances outstanding from period-to-period.
Foreign currency impact on results
During the third quarter and first three quarters, the British pound ("GBP") appreciated versus the USD, which improved income from continuing operations before income taxes by approximately $1 million and $4 million, respectively.
Assets and liabilities recorded in foreign currencies that are the functional currencies for the respective operations are translated at the prevailing exchange rate at the balance sheet date. Revenue and expenses are translated at the average exchange rates during the period. Translation adjustments resulting from this process are reported as a separate component of other comprehensive income.
Volume and net sales
Our U.K. STRs decreased 2.9% in the third quarter, due to a weak U.K. market impacted by the economic climate, along with a temporary off-premise volume reduction in our business. Our business grew share and net price in the on-premise channel, but share and price declined in the off-premise as we transition through some channel and customer dynamics. Our

U.K. STRs decreased 3.3% in the first three quarters, due to a weak beer market in the U.K. impacted by the economic climate. Market share increased slightly in the first three quarters with total U.K. beer industry volume decreasing approximately 4%. Net sales per hectoliter of owned brands increased 4.9% and 7.1% in local currency in the third quarter and first three quarters, respectively, driven by the impact of positive sales mix, especially the addition of the Modelo brands, partially offset by lower net pricing.
Cost of goods sold
Cost of goods sold per hectoliter increased 10.4% and 7.4% in local currency in the third quarter and first three quarters, respectively, primarily due to the addition of the Modelo brands. Other factors include input inflation and fixed-cost deleverage from lower volumes.
Marketing, general and administrative expenses
Marketing, general and administrative expense decreased 6.5% in local currency in the third quarter, due to lower overhead and pension expense, partially offset by higher marketing investments.
Marketing, general and administrative expense decreased 4.5% in local currency in the first three quarters, due to lower overhead and pension expense and lower marketing costs.
Special items, net
During the third quarter and first three quarters of 2011, we recognized an employee termination gain of $0.5 million and costs of $2.2 million, respectively, related to supply chain restructuring activity and company-wide efforts to increase efficiency in certain operations, finance, information technology and human resource activities. During the first three quarters of 2010, we recognized expenses of $3.6 million related to these employee terminations. During the first three quarters of 2011, we recognized a $2.5 million gain related to a release of a portion of a non-income-related tax reserve that was recorded as a special item in 2009. See Part I—Financial Statements, Item 1 Note 6 "Unusual or Infrequent Items" to the unaudited condensed consolidated financial statements for further discussion.

Molson Coors International and Corporate
MCI is focused on growing and expanding our business and brand portfolios in new and global developing markets. Our current businesses in Asia, continental Europe, Mexico and Latin America (excluding Puerto Rico) are included in MCI. We consider MCI an operating segment, but we have concluded that it is a non-reportable operating segment; therefore, it is combined with our corporate business activities for reporting purposes. Corporate also includes corporate interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, accounting, treasury, insurance and risk management.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 24, 2011	September 25, 2010	% change	September 24, 2011	September 25, 2010	% change
	(In millions, except percentages)
Volume in hectoliters	0.254	0.169	50.3%	0.693	0.461	50.3%
Net sales	$31.5	$21.8	44.5%	$81.9	$58.6	39.8%
Cost of goods sold	(22.3)	(13.2)	68.9%	(55.0)	(34.8)	58.0%
Gross profit	9.2	8.6	7.0%	26.9	23.8	13.0%
Marketing, general and administrative expenses	(41.0)	(38.8)	5.7%	(133.0)	(124.7)	6.7%
Special items, net	(0.2)	(0.3)	(33.3)%	(0.7)	(0.9)	(22.2)%
Operating loss	(32.0)	(30.5)	4.9%	(106.8)	(101.8)	4.9%
Interest expense, net	(29.1)	(25.5)	14.1%	(86.5)	(78.8)	9.8%
Other income (expense), net	(0.2)	43.4	N/M	2.9	59.3	(95.1)%
Income (loss) from continuing operations before income taxes	$(61.3)	$(12.6)	386.5%	$(190.4)	$(121.3)	57.0%
Adjusting items:
Special items	0.2	0.3	(33.3)%	0.7	0.9	(22.2)%
Sale of property	—	—	N/M	—	(0.5)	(100)%
Environmental litigation provisions	—	—	N/M	0.1	0.1	0.0%
Foster's total return swap	—	(42.3)	(100.0)%	(0.8)	(57.3)	(98.6)%
Unrealized loss on commodity swaps	3.0	—	N/M	3.0	—	N/M
Non-GAAP: Underlying pretax income	(58.1)	(54.6)	6.4%	(187.4)	(178.1)	5.2%

N/M = Not meaningful
Volume, net sales and cost of goods sold
MCI volume, net sales and cost of goods sold primarily reflect our operations in Asia, continental Europe, Mexico and Latin America. These results also reflect our initiatives to grow and expand our new and developing markets. MCI volume was 50.3% higher in both the third quarter and the first three quarters, driven by the addition of the Si'hai brands in China and the Modelo brands in Japan, along with growth of Carling in Europe and Coors Light in Latin America and China. Corporate cost of goods sold were $3.0 million in the third quarter of 2011 due to unrealized mark-to-market losses on aluminum hedges.
Marketing, general and administrative expenses
Marketing, general and administrative expense for MCI was $18.9 million in the third quarter, an increase of $4.6 million due to increased marketing, sales and other investments in our priority international markets. Corporate marketing, general & administrative expense decreased $2.4 million to $22.1 million driven by lower employee incentive compensation this year.
Marketing, general and administrative expense for MCI was $54.4 million in the first three quarters, an increase of $15.5 million due to increased marketing, sales and other investments in our priority international markets. Corporate marketing, general & administrative expense decreased $7.2 million to $78.6 million, driven by lower expense related to implementing cost savings initiatives.
Special items, net
We recorded a $0.2 million charge and a $0.7 million charge in the third quarter and first three quarters of 2011,

respectively. Special items for the third quarter and the first three quarters of 2010 were charges of $0.3 million and $0.9 million, respectively. Special items relate to costs associated with other strategic initiatives. See Part I—Financial Statements, Item 1 Note 6 "Unusual or Infrequent Items" to the unaudited condensed consolidated financial statements for further discussion.
Interest expense, net
Corporate net interest expense increased $3.6 million and $7.7 million during the third quarter and first three quarters of 2011, compared to the same period of 2010, due primarily to foreign currency movements and moderately higher debt levels in 2011.
Other income, net
Corporate other income for the first three quarters of 2011 was $2.8 million, driven by a $0.4 million gain related to foreign currency movements and by a $0.8 million mark-to-market gain related to final settlement of the remaining total return swaps and related financial instruments we arranged with respect to Foster's common stock. Corporate other income was $43.4 million and $59.2 million for the third quarter and the first three quarters of 2010, respectively, driven primarily by the value of our total return swaps and related derivatives.

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
A significant portion of our cash flows from operating activities are generated outside the U.S., in currencies other than USD. As of September 24, 2011, approximately 38% of our cash and cash equivalents were denominated in foreign currencies. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We have accrued for U.S. federal and state tax liabilities on the earnings of our foreign subsidiaries, except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal and state income tax payments in future years. We utilize a variety of financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.
Net Working Capital
As of September 24, 2011, December 25, 2010, and September 25, 2010, we had net working capital of $758.4 million, $888.1 million and $587.3 million, respectively, excluding short-term borrowings and current portion of long-term debt. We commonly operate at minimal positive working capital levels or working capital deficits given the relatively quick turnover of our receivables and inventory, the levels of which fluctuate with the seasonality in our business. However, our current working capital level is bolstered by a high level of cash generated from revenue growth, as well as various cost saving initiatives. Our working capital is also sensitive to foreign exchange rates, as a significant majority of current assets and current liabilities are denominated in either CAD or GBP, while financial results are reported in USD. Below is a table outlining our current and historical net working capital levels (in millions):

	As of
	September 24, 2011	December 25, 2010	September 25, 2010
Current assets	$1,997.5	$2,220.9	$1,803.7
Less: Current liabilities	(1,285.5)	(1,333.9)	(1,216.4)
Add: Current portion of long-term debt and short-term borrowings	46.4	1.1	—
Net working capital	$758.4	$888.1	$587.3
Cash Flows
Our business usually generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by other risk factors we described in Part 1, "Item 1A. Risk Factors" in our Annual Report.

Cash Flows from Operating activities
Net cash provided by operating activities of $603.4 million for the first three quarters of 2011, decreased by $139.8 million.

•
Net income for the first three quarters of 2011 including noncontrolling interest was lower by $97.2 million driven by lower sales volumes, higher commodity inflation and the non-cash gain from discontinued operations in 2010.

•	Timing of working capital drove lower operating cash flow of $52.0 million during the first three quarters of 2011. This was driven primarily by lower accounts payable and accrual balances in the U.K.
Cash Flows from Investing activities
Net cash used in investing activities of $270.9 million for the first three quarters of 2011, increased by $32.7 million.

•
Higher net cash used in investing activities was driven by the $93.6 million capital contribution to BRI and increased additions to properties of $31.3 million in the first three quarters of 2011. Additional uses of cash included $29.4 million acquisition of Sharp's Brewery Ltd. and $10.3 million acquisition of a controlling stake of Cobra India in the first three quarters of 2011 compared to $34.7 million used for our acquisition of our joint venture in China in 2010.

•
These increases in net cash used were partially offset by the $96.0 million settlement of Kaiser indemnities in the first three quarters of 2010 and $15.4 million of proceeds received from the final settlement of the remaining total return swaps and related financial instruments we arranged with respect to Foster's common stock in the first three quarters of 2011.

Cash Flows from Financing activities
Net cash used in financing activities of $556.3 million for the first three quarters of 2011, increased by $71.4 million.

•	Higher net cash used in financing activities was driven by the repurchase of 6.3 million shares for $271.1 million in the first three quarters of 2011.

•
Dividends paid in the first three quarters of 2011 were $22.8 million higher than in 2010 due to a 14.3% dividend increase to shareholders of common and exchangeable shares, effective in the second quarter of 2011.

•	Settlements of cross currency swaps resulted in cash use of $99.2 million during the first three quarters of 2011 compared to $42.0 million cash use during the first three quarters of 2010.

•	These increases in net cash used were partially offset by the repayment of our $300 million 4.85% notes that were paid in September 2010.
Underlying Free Cash Flow
For the first three quarters of 2011, we generated $463.9 million of underlying free cash flow. This represents a decrease in cash provided from underlying free cash flow from $671.1 million a year ago, driven by lower net income, changes in working capital and other assets, and cycling of our 2010 adjustment for gain from discontinued operations and MillerCoors purchase of Western Beverage. These decreases were partially offset by proceeds received from the final settlement of the remaining total return swaps and related financial instruments.

The following table provides a reconciliation of Underlying Free Cash Flow to the nearest U.S. GAAP measure (Net Cash Provided by Operating Activities) (in millions):

		For the Thirty-Nine Weeks Ended
		September 24, 2011	September 25, 2010
		(In millions)
U.S. GAAP:	Net Cash Provided by Operating Activities(1)	$603.4	$743.2
Less:	Additions to properties(1)(2)	(126.3)	(95.0)
Less:	Investment in MillerCoors(2)	(657.3)	(863.1)
Add:	Return of capital from MillerCoors(2)	627.2	848.6
Add:	Proceeds from sale of assets and businesses(2)	1.5	3.7
Add:	Proceeds from settlements of derivative instruments(2)	15.4	—
Less:	Reduction of MillerCoors derivatives collateral requirements(3)	—	(6.1)
Add:	MillerCoors capital expenditures to attain synergies(3)	—	4.4
Add:	MillerCoors special cash expenses to attain synergies(3)	—	9.6
Add:	MillerCoors purchase of Western Beverage(3)	—	25.8
Non-GAAP:	Underlying Free Cash Flow (adjusted for special cash sources/uses at MillerCoors)	$463.9	$671.1

(1)
Amounts presented in the historical financial statements for the first three quarters of 2010 have been retrospectively adjusted to conform to current year presentation of returnable containers in Canada, resulting in an increase of $17.3 million to both 'Net Cash Provided by Operating Activities' and 'Additions to properties'. Refer to our Annual Report, Part II, Item 8, Note 1 for further detail.

(2)	Included in net cash used in investing activities.

(3)
Amounts represent our proportionate 42% share of the cash flow impacts, as determined by management. These items adjust operating cash flow to arrive at our underlying free cash flow for the first three quarters of 2011 and the comparable prior-year period.

Capital Resources
Cash and Cash Equivalents
As of September 24, 2011, we had total cash and cash equivalents of $987.2 million, compared to $1,217.6 million at December 25, 2010, and $763.5 million at September 25, 2010. Our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 90 days or less. These investments are viewed by management as low-risk investments and on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary. Long-term debt was $1,901.3 million, $1,959.6 million and $1,447.2 million at September 24, 2011, December 25, 2010, and September 25, 2010, respectively. Included in these amounts are $44.8 million as of September 24, 2011, and zero as of both December 25, 2010, and September 25, 2010, related to the current portion of long-term debt.
Borrowings
The majority of our debt outstanding as of September 24, 2011, consisted of publicly traded notes, with maturities ranging from 2012 to 2017. Credit markets in the United States and across the globe have improved significantly since the financial crisis of late 2008. Based on communications with the lenders that are party to our credit facilities, we are confident in our ability to draw on such credit facilities if the need arose. There were no outstanding borrowings on our 4-year revolving $400 million credit facility as of September 24, 2011, which was issued in the second quarter of 2011. Concurrently, we terminated our $750 million revolving credit facility in the second quarter 2011, which was scheduled to expire in August 2011. We also have uncommitted lines of credit with several banks should certain business units need additional short-term liquidity.
Under the terms of some of our debt facilities, we must comply with certain restrictions. These restrictions include restrictions on debt secured by certain types of mortgages, certain threshold percentages of secured consolidated net tangible assets, and restrictions on certain types of sale lease-back transactions. As of September 24, 2011, we were in compliance with all of these restrictions.

Use of Cash
We expect to take a balanced approach to our use of cash in 2011 and beyond, which could include cash dividends, stock repurchases, pension plan funding, settling out-of-the money cross-currency swaps, preserving cash flexibility for potential strategic investments and other general corporate uses.
On August 2, 2011, we announced that our Board of Directors approved a new program authorizing the repurchase, of up to $1.2 billion of our Class B common stock, with an expected program term of three years. We may purchase shares from time to time, in the open market or through private transactions. The number, price and timing of the repurchases will be at our sole discretion and will be evaluated depending on market conditions, liquidity needs or other factors. Our Board of Directors may suspend, modify, or terminate the program at any time without prior notice. We expect to use existing cash balances and future free cash flow generation to fund the share repurchases. During the third quarter of 2011, our Board of Directors expanded this program to include the repurchase of our Class A common stock. There are fewer Class A shares available to repurchase on the open market, so the repurchases will continue to be primarily of Class B shares. We purchased a total of 6.3 million shares of our Class B common stock under the program in the third quarter of 2011 for $271.1 million.
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
MillerCoors recognized $87.0 million and $72.3 million of depreciation and amortization during the three month periods ended September 30, 2011, and September 30, 2010, respectively, and $231.1 million and $213.9 million during the nine month periods ended September 30, 2011, and September 30, 2010, respectively.
As of September 30, 2011, and December 31, 2010, MillerCoors had cash of $58.1 million and $46.1 million, respectively. As of both September 30, 2011, and December 31, 2010, total debt was $32.8 million. MillerCoors' contributions to its defined benefit pension plans during the first three quarters of 2011 were $81.0 million, and we do not expect significant contributions during the remainder of 2011.

Foreign Exchange
Foreign exchange risk is inherent in our operations primarily due to the significant operating results that are denominated in currencies other than USD, predominantly CAD and GBP. Our approach is to reduce the volatility of cash flows and reported earnings which result from currency fluctuations rather than business related factors. Therefore, we closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to foreign currency fluctuations. Our financial risk management policy is intended to offset a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. See Part I—Financial Statements, Item 1 Note 13 "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements for further discussion on our financial risk management strategies.

Capital Expenditures
We expect to incur capital expenditures for 2011 of approximately $250 million, excluding capital spending by MillerCoors and other equity method joint ventures. This $20 million increase in guidance is driven half by foreign exchange movements and half by investments in our Cobra India venture and Sharp's Brewery in the U.K.

Contractual Obligations and Commercial Commitments
Contractual Cash Obligations as of September 24, 2011
We have contractual cash obligations as of September 24, 2011, pertaining to debt, interest payments, derivative payments, retirement plans, operating leases, unrecognized tax benefits, indemnities provided to FEMSA for which we are unable to make estimates for timing of any related cash payments, and other obligations totaling $5.4 billion. These contractual cash obligations have increased by approximately $560 million since December 25, 2010, primarily due to the extension of a purchase and supply agreement by MCC.
Consistent with our plan to reduce liability related to our cross currency swaps through a combination of settlement and extension, in September 2011 we cash settled approximately 25% of our GBP 530 million/$774 million and CAD 1.2 billion/GBP 530 million cross currency swaps. As a result of the settlement, we extinguished $98.7 million of the outstanding liability, resulting in a net liability of $295.5 million at September 24, 2011. Subsequent to September 24, 2011, we simultaneously extended the terms of approximately half of the original cross currency swaps, such that the new maturities are March 2014. Following the refinancing, the extended swaps were in a net liability position of approximately $218.9 million. The remaining approximate 25%, due in May 2012, was left unadjusted.
Additionally, we guarantee our respective share of the indebtedness of BRI related to its CAD 200 million debt maturing in June 2012. In September 2011, we made a CAD 92.7 million capital contribution to BRI. BRI used these funds, along with the capital contributions received from its other shareholders, to repay its CAD 200 million debt. Accordingly, we were released from our guarantee of this debt resulting in the complete elimination of our guarantee liability.
Other commercial commitments as of September 24, 2011

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$21.7	$21.7	$—	$—	$—

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

Off-Balance Sheet Arrangements
As of September 24, 2011, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook for 2011
Our fourth quarter 2011 fiscal reporting period will include an extra week. This will affect our fourth quarter 2011 by adding a week's worth of volume and operating results. MillerCoors reports on a regular calendar basis, so our U.S. segment will not have an extra week of results in 2011.
Canada
In Canada, we have now largely cycled last year's significant market share gains, which we anticipate will result in easier volume comparisons in the fourth quarter. Our focus remains to deliver profitable growth in an increasingly competitive environment, and we believe that our Canada brand portfolio is better aligned than ever to achieve this goal. The recent favorable court ruling regarding our Canada partnership with the NHL has allowed us to move ahead with activating this sponsorship, which will provide us greater access to the market and drive relevance for our brands among a very important consumer group. We will continue to expand our above-premium business through further geographic expansion of Creemore and Granville Island brands through Six Pints, our new craft and specialty group in Canada. We will also be expanding on-premise coverage through a new Prestige sales force. As we build our brands and the best team in the beer industry, for the second consecutive year, we have been recognized as one of the Top 100 Employers in Canada, selected as a Top 50 engaged workplace from I Love Rewards, and this year we have been ranked number 9 out of 150 companies by Randstad Canada.
We expect our 2011 Canada cost of goods sold per hectoliter to increase at a mid-single-digit rate per hectoliter in local currency, due to higher input inflation, distribution costs and the addition of NAB contract volume this year.
U.S.
In the U.S., we are committed to driving brand growth and profit by executing on our 2012 Big Rocks. These are focused strategies to drive distribution, floor displays, convenience-store single-serve packages, Blue Moon Seasonals, Premium Lights and Mexican Soccer, winning the summer with Premium Lights, and on-premise execution. On our brands, we are taking a hard look at every aspect of our Miller Lite marketing, and we will continue to evolve our taste and masculinity message and deliver it with an even broader communications platform. Innovations, such as our aluminum pint, vortex bottle and taste activator glass have been received well by consumers and will continue to be a focus. We are also increasing our advertising and focusing on our 11 Miller Lite NFL alliance teams, and we are focusing on college football and unveiling a new innovation with the Miller Lite Taste Flow Can. With Coors Light, our Super Cold Activation has been well received by consumers. We are also focused on football for the remainder of the year, along with Hispanic soccer with the launch of the Coors Light Fanáticos Del Frio Web site with promotional packaging and point-of-sale materials.
Finally, Tenth and Blake will continue to drive craft and import growth. Blue Moon brands grew 24 percent in the first three quarters. Our Leinenkugel's Summer Shandy, up by 80 percent compared to last year, helped us win with crafts this summer. We will continue to drive momentum around Blue Moon with Seasonals, such as Blue Moon Spiced Amber Ale, and the recent launch of a year-long campaign inviting consumers to help choose a new beer for the next lunar blue moon.
We continue to expect MillerCoors cost of goods sold per hectoliter to increase at a low-single-digit rate in 2011 largely due to increases in freight and fuel costs.
U.K.
In the U.K., following the completion of our SAP system implementation this summer, the team focused on brand building and innovation activities during the third quarter. This included the rebranding of Carling to give the UK's largest beer brand new positioning, a new visual identity, and the launch of a new premium line extension called Carling Chrome. We also launched Animee, a beer with delicious, fresh taste that is available in three variations tailored to legal-drinking-age women, and we launched Carling, Coors Light and Caffrey's in aluminum bottles. Additionally, we recently announced a multi-year redevelopment program in our U.K. brewing network in order to improve our bottle innovation, flexibility and performance and enable us to deliver on our brand and innovation agenda. These changes will also bring significant environmental benefits, including helping to reduce packaging weight, save water, and improve energy efficiency.
We now expect our 2011 cost of goods sold per hectoliter to grow at a high-single-digit rate in local currency, driven by the addition of the Modelo brands this year.
MCI and Corporate
We will continue to invest in emerging and other markets to drive top-line and bottom-line growth over time. We forecast our 2011 MCI and Corporate marketing, general and administrative expense of approximately $190 million versus $172.2 million for 2010. This increase from last year is driven by higher brand investments in MCI, which includes adding the new Cobra business in India, the Modelo brands in Japan and the joint venture in China to our results. Our expectation is that there will be no significant impact on MCI's bottom line as a result of this increase in marketing, general and administrative spending, as these new investments are expected to be largely offset by volume and gross profit in 2011.
Interest
Based on foreign exchange rates at September 24, 2011, we anticipate 2011 Corporate net interest expense of approximately $115 million, excluding U.K. trade loan interest income.
Tax
Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled.
During the remainder of 2011, we will recognize CAD 18.6 million of non-cash income tax benefit due primarily to a reduction in unrecognized tax benefits that we effectively settled early in the fourth quarter. As a result, we anticipate that our 2011 effective tax rate on income will be in the range of 12% to 16% for the full year.

Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first three quarters of 2011.

While our accounting policies and accounting estimates did not change, through our annual impairment testing, it was determined that the fair value of our China reporting unit was not significantly in excess of its carrying value (of which $9.5 million is goodwill as of September 24, 2011). In its first year of operation, the performance of the Molson Coors Si'hai Brewing venture (included in our China reporting unit) did not meet our expectations due to delays in executing our business plans. While we continue to work at resolving the delays, no guarantee can be made that our efforts will be successful. As a consequence, a future goodwill impairment charge related to the China reporting unit may be required.

New Accounting Pronouncements Not Yet Adopted
Fair Value Measurement
In May 2011, the FASB issued authoritative guidance related to fair value measurement and disclosure requirements. The new guidance results in a consistent definition of fair value and convergence between U.S. GAAP and International Financial Reporting Standards ("IFRS") on both how to measure fair value and on what disclosures to provide about fair value measurements. The guidance is effective for our quarter ending March 31, 2012. We are currently evaluating the impact that this guidance may have on the reporting of our financial position or results from operations.
Presentation of Other Comprehensive Income
In June 2011, the FASB issued authoritative guidance related to the presentation of other comprehensive income. Upon adoption of the guidance, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The guidance is effective for our quarter ending March 31, 2012, although the FASB has recently proposed the deferral of the requirement to present reclassifications of other comprehensive income on the face of the income statement. The impact of this guidance is limited to a change in the presentation of our results.
Goodwill Impairment Testing
In September 2011, the FASB issued authoritative guidance related to goodwill impairment testing. The new guidance permits an entity to first assess qualitative factors to whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment tests performed for our fiscal years beginning January 1, 2012. The impact of this guidance will not have an impact on our financial position or results from operations.
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

For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Financial Statements, Item 1 Note 13 "Derivative Instruments and Hedging Activities," to the unaudited condensed consolidated financial statements. On a rolling twelve-month basis, maturities of derivative financial instruments held on September 24, 2011, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$292.0	$100.5	$191.5	$—	$—
Sensitivity Analysis
Our market sensitive derivative and other financial instruments, as defined by the Securities and Exchange Commission ("SEC"), are foreign currency forward contracts, commodity swaps, interest rate swaps and cross currency swaps. We monitor foreign exchange risk, interest rate risk, commodity risk, equity price risk and related derivatives using sensitivity analysis.
The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign exchange rates, and commodity prices of our derivative and debt portfolio:

	As of
Estimated fair value volatility	September 24, 2011	December 25, 2010
	(In millions)
Foreign currency risk:
Forwards	$(10.4)	$(2.3)
Interest rate risk:
Debt	$(202.4)	$(229.0)
Commodity price risk:
Swaps	$(1.6)	$(2.4)
Cross currency risk:
Swaps	$(1.2)	$(4.5)
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 24, 2011, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 24, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the second quarter of 2011, a competitor in our Canadian market filed a lawsuit in a trial court in Ontario, Canada, challenging a sponsorship agreement between our Canadian and U.S. businesses and the National Hockey League ("NHL") (Labatt Brewing Co. Ltd. et al. v. NHL Enterprises Canada Ltd., et al., Sup. Ct. of Justice—Ontario, CV-11-9122-00CL). Following an expedited trial, the court ruled against us and the NHL, holding that there was a binding agreement between Labatt and the NHL. The Court of Appeal of Ontario reversed that judgment on July 12, 2011 (C53817 & C53818). Labatt subsequently re-initiated a lawsuit in the Ontario trial court. That court has since ruled in favor of the Company, upholding the NHL sponsorship (Sup. Ct. of Justice-Ontario, 2011 ONSC 5652 (October 20, 2011)). Labatt has thirty days in which to appeal. The Company is confident that it will receive the full benefits of the sponsorship, as described in the "Outlook for 2011" section of our Form 10-Q for the period ended March 26, 2011.
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

ITEM 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Risk Factors" in our Annual Report, which could materially affect our business, financial condition and/or future results. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities for Quarter Ended September 24, 2011
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

June 26, 2011 - July 23, 2011	—	—	—	—
July 24, 2011 - August 20, 2011	3,294,500	$42.63	3,294,500	$1,059,562,354
August 21, 2011 - September 24, 2011	3,054,300	$42.80	3,054,300	928,851,852
Total	6,348,800	$42.71	6,348,800	$928,851,852

(1) - On August 2, 2011, we announced that our Board of Directors approved and authorized a new program to repurchase up to $1.2 billion of our Class B common stock. The program has an expected term of three years and we plan to repurchase our Class B Common stock from time to time, principally in the open market or through private transactions. The number, price, and timing of the repurchases will be at our sole discretion and will be evaluated depending on market conditions, liquidity needs or other factors. Our Board of Directors may suspend, modify, or terminate the program at any time without prior notice. During the third quarter of 2011, our Board of Directors expanded this program to include the repurchase of our Class A common stock.

ITEM 3.    Defaults upon Senior Securities
None

ITEM 4.    [Removed and Reserved]

ITEM 5.    Other Information
None

ITEM 6.    Exhibits
The following are filed as a part of this Quarterly Report on Form 10-Q:
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

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations for the 13 and 39 weeks ended September 24, 2011, and September 25, 2010, (ii) the Unaudited Condensed Consolidated Balance Sheets at September 24, 2011, and December 25, 2010, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 24, 2011, and September 25, 2010, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, and (v) document and entity information.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ ZAHIR IBRAHIM
Zahir Ibrahim Vice President and Controller (Chief Accounting Officer) November 2, 2011