Form 10-K
period 2011-12-31
MOLSON COORS BREWING CO
filed 2012-02-27
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒    NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant at the close of business on June 25, 2011, was $6,643,623,931 based upon the last sales price reported for such date on the New York Stock Exchange and the Toronto Stock Exchange. For purposes of this disclosure, shares of common and exchangeable stock held by persons holding more than 5% of the outstanding shares of stock and shares owned by officers and directors of the registrant as of June 25, 2011, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status for other purposes.
The number of shares outstanding of each of the registrant's classes of common stock, as of February 17, 2012:

Class A Common Stock—2,583,694 shares	Class B Common Stock—155,740,376 shares

           Exchangeable shares:
As of February 17, 2012, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A Exchangeable Shares—2,939,704 shares	Class B Exchangeable Shares—19,260,978 shares
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
Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement for the registrant's 2012 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2011, are incorporated by reference under Part III of this Annual Report on Form 10-K.

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Outlook for 2012" relating to overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, anticipated results, anticipated synergies, expectations for funding future capital expenditures and operations, debt service capabilities, shipment levels and profitability, market share and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "strategies," and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to those described under the heading "Risk Factors" and elsewhere throughout this report, and those described from time to time in our future reports filed with the Securities and Exchange Commission ("SEC"). Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise except as required by applicable laws and regulations.

PART I

ITEM 1.    Business
Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its subsidiaries: Molson Coors Canada ("MCC"), operating in Canada; Coors Brewing Company ("CBC"), operating in the United States ("U.S.") until June 30, 2008 when MCBC and SABMiller plc ("SABMiller") combined the U.S. and Puerto Rico operations of their respective subsidiaries, CBC and Miller Brewing Company ("Miller"), and the results and financial position of U.S. operations, which had historically comprised substantially all of our U.S. reporting segment were, in all material respects, deconsolidated from MCBC prospectively upon formation of MillerCoors LLC ("MillerCoors"); Molson Coors Brewing Company (UK) Limited ("MCBC-UK"), operating in the United Kingdom ("U.K.") and the Republic of Ireland; Molson Coors International ("MCI") operating in various other countries; and our other non-operating subsidiaries. Any reference to "Coors" means the Adolph Coors Company prior to the 2005 merger with Molson Inc. (the "Merger"). Any reference to Molson Inc. or Molson means MCC prior to the Merger. Any reference to "Molson Coors" means MCBC after the Merger.
Unless otherwise indicated, information in this report is presented in U.S. dollars ("USD" or "$").
History
Molson and Coors were founded in 1786 and 1873, respectively. Our commitment to producing the highest quality beers is a key part of our heritage and remains so today. Our brands are designed to appeal to a wide range of consumer tastes, styles and price preferences. Our largest markets are Canada, the U.S. and the U.K.
Coors was incorporated in June 1913 under the laws of the State of Colorado. In August 2003, Coors changed its state of incorporation to the State of Delaware. In February 2005 upon completion of the Merger, Coors changed its name to Molson Coors Brewing Company.
Our Operating Segments
We operate the following business segments: Canada, the U.S., the U.K., and MCI. A separate operating team manages each segment, and each segment manufactures, markets, and sells beer and other beverage products.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 3 "Segment Reporting" of the Notes to the Consolidated Financial Statements ("Notes") for information relating to our segments and operations, including financial and     geographic information. For certain risks attendant to our foreign operations, refer to Part I—Item 1A Risk Factors and the discussions regarding our Canada, U.K. and MCI segments.
No single customer accounted for more than 10% of our consolidated or segmented sales in 2011, 2010 or 2009.
Our Products
We have a diverse portfolio of owned and partner brands, including signature brands Coors Light, Molson Canadian and Carling, which are positioned to meet a wide range of consumer segments and occasions.
Brands sold in Canada include Coors Light, Molson Canadian, Molson Export, Molson Canadian 67, Molson Dry, Molson M, Rickard's Red, Rickard's Blonde and other Rickard's brands, Carling, Carling Black Label, Pilsner, Keystone, Creemore Springs, the Granville Island brands, Caffrey's, Cobra, and a number of other regional brands. We also brew or distribute under license the following brands: Heineken, Amstel Light, and Murphy's under license from Heineken N.V. ("Heineken"), Asahi and Asahi Select under license from Asahi Breweries, Ltd., Miller Lite, Miller Genuine Draft, Miller Chill, Milwaukee's Best, and Milwaukee's Best Dry under license from SABMiller, and Foster's under license from Foster's Group Limited ("Fosters"). We are also party to a joint venture with Grupo Modelo S.A.B. de C.V. ("Modelo"), which imports, distributes and markets the Modelo beer brand portfolio, including the Corona, Coronita, Negra Modelo, and Pacifico brands, across all Canadian provinces and territories.
MillerCoors sells a wide variety of brands in the U.S. Its flagship premium light brands are Coors Light and Miller Lite. Brands in the domestic premium segment include Coors Banquet, Miller Genuine Draft, and Miller 64. Brands in the domestic super premium segment include Miller Chill and Sparks. Brands in the below premium segment include Miller High Life, Keystone, Icehouse, Mickey's, Milwaukee's Best, Hamm's, and Old English 800 brands. MillerCoors also brews or distributes under license the Molson and Foster's brands and George Killian's Irish Red. Craft and import brands, marketed and sold through Tenth and Blake, include the Blue Moon brands, Henry Weinhard's brands, Leinenkugel's brands, Peroni Nastro

Azzurro, Pilsner Urquell, Batch 19 and Grolsch. Brands in the non-alcoholic segment include Coors Non-Alcoholic and Sharp's. MCBC and SABMiller assigned the United States and Puerto Rican ownership rights to their legacy brands to MillerCoors, but retained all ownership of these brands outside the United States and Puerto Rico.
Brands sold in the U.K. include: Carling, C2, Carling Chrome, Coors Light, Worthington's, White Shield, Red Shield, Caffrey's, Sharp's Doom Bar, Animée, and Blue Moon, as well as a number of smaller regional ale brands. We also sell the Grolsch brands through a joint venture with Royal Grolsch N.V. and the Cobra brands through a joint venture called Cobra Beer Partnership Ltd., ("Cobra U.K.") and are the exclusive distributor for several brands which are sold under license, including Corona, Coronita, Negra Modelo, Pacifico, and Singha. Additionally, in order to be able to provide a full line of beer and other beverages to our on-premise customers, we sell "factored" brands, including wines in our U.K. segment, which are third party brands for which we provide distribution to retail, typically on a non-exclusive basis.
MCI also markets and sells several of our brands in its international markets. Brands unique to these international markets include Zima, Si'hai, Coors Gold, and Coors Extra.
Canada Segment
We are Canada's second largest brewer by volume and North America's oldest beer company. Our approximate market share of the Canada beer market at the end of 2011 was 40%. We brew, market, sell and distribute a wide variety of beer brands nationally. Our portfolio has leading brands in all major product and price segments. Our focus and investment is on key owned brands, including Coors Light, Molson Canadian, Carling, Molson Dry, Molson Export, Rickard's, Pilsner, Creemore Springs and Granville Island and key strategic distribution partnerships, including those with Heineken, Modelo and SABMiller. In 2011, Coors Light had an approximate 14% market share and was the top selling beer brand in Canada and Molson Canadian had an approximate 8% market share and was the third largest selling beer in Canada.
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
Sales and Distribution
In Canada, provincial governments regulate the beer industry, particularly with regard to the pricing, mark-up, container management, sale, distribution, and advertising of beer. Distribution and the retail sale of alcohol products involve a wide range and varied degree of Canadian government control through their respective provincial liquor boards.
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
Other Provinces
Our products are distributed in the provinces of Manitoba and Saskatchewan through local liquor boards. Manitoba and Saskatchewan also have licensed private retailers. BDL manages the distribution of our products in Manitoba and Saskatchewan. In the Maritime Provinces (other than Newfoundland), local liquor boards distribute and sell our products. Yukon, Northwest Territories and Nunavut manage distribution and sell through government liquor commissioners.
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
Packaging Materials
We single source glass bottles and aluminum cans and have a committed supply through 2014 and 2016, respectively. Availability of glass bottles and aluminum cans has not been an issue, and we do not expect any difficulties in accessing them in the future. The distribution systems in each province generally provide the collection network for returnable bottles and aluminum cans. The standard container for beer brewed in Canada is the 341 ml returnable bottle, which in 2011 represented a significant majority of the approximately 51% of bottle volume sales in Canada. In 2011, aluminum cans accounted for approximately 39% of volume sales in Canada. In 2011, we sold approximately 10% of our beer volume in stainless steel kegs. A limited number of kegs are purchased every year, and we have no long-term supply commitment. Crowns, labels, corrugate, and paperboard are purchased from a small number of sources unique to each product. We do not foresee difficulties in accessing these packaging products in the near future.
Contract Manufacturing
We have an agreement with North American Breweries to brew, package and ship Labatt trademark brands to the U.S. market through 2016.
Seasonality of Business
Consumption of beer in Canada is seasonal, with approximately 39% of our sales volume occurring during the four months from May through August 2011, which is consistent with our historical results.
Known Trends and Competitive Conditions
2011 Canada Beer Industry Overview
The Canadian brewing industry is a mature market. It is characterized by aggressive competition for volume and market share from regional brewers, microbrewers and certain foreign brewers, as well as our main domestic competitor. These competitive pressures require significant annual investment in marketing and selling activities.
There are three major beer price segments: above premium, which includes most imports; premium, which includes the majority of domestic brands and the light sub-segment; and value (below premium).
Since 2001, the premium beer segment in Canada has gradually lost volume to the above premium and value segments. For each of the five years ended December 31, 2008, Canada beer industry shipments annual average growth rate approximated 1%. For each of the two years ended December 31, 2010, there were slight declines and for the year ended December 31, 2011, there was an approximate decline of 1.5% in Canada beer industry shipments.
Our Competitive Position
Our brands compete with competitor beer brands and other alcohol beverages, including wine and spirits, and thus our competitive position is affected by consumer preferences between and among these other categories. Our brand portfolio gives us strong representation in all major beer segments.
The Canada brewing industry is comprised principally of two major brewers, MCBC and Anheuser-Busch InBev ("ABI"), whose combined market share in 2011 was approximately 82% of beer sold in Canada. In 2011, the Ontario and Québec markets accounted for approximately 62% of the total beer market in Canada.
Regulation
In Canada, provincial governments regulate the production, marketing, distribution, selling, and pricing of beer (including the establishment of minimum prices), and impose commodity taxes and license fees in relation to the production and sale of beer. In addition, the federal government regulates the advertising, labeling, quality control, and international trade of beer, and also imposes commodity taxes, consumption taxes, excise taxes, and in certain instances, custom duties on imported beer. In 2011, our Canada excise taxes totaled $665.5 million or approximately $75 per hectoliter sold. Further, certain bilateral and multilateral treaties entered into by the federal government, provincial governments and certain foreign governments, especially with the United States, affect the Canadian beer industry.
United States Segment
Effective July 1, 2008, MCBC and SABMiller formed MillerCoors to combine their respective U.S. and Puerto Rico operations. Each party contributed its business and related operating assets and certain liabilities. The percentage interests in the profits of MillerCoors are 58% for SABMiller and 42% for MCBC. Voting interests are shared 50%-50%, and MCBC and SABMiller have equal board representation within MillerCoors. MCBC and SABMiller each agreed not to transfer its economic or voting interests in MillerCoors for a period of five years from the date of combination, and certain rights of first refusal apply to any subsequent assignment. Our interest in MillerCoors is accounted for under the equity method of accounting.
Prior to the formation of MillerCoors, we produced, marketed, and sold the MCBC portfolio of brands in the United States and its territories, and our U.S. operating segment included the results of the Rocky Mountain Metal Container ("RMMC") and Rocky Mountain Bottle Container ("RMBC") joint ventures. Effective July 1, 2008, MCBC's equity investment in MillerCoors represents our U.S. operating segment.
Sales and Distribution
In the United States, beer is generally distributed through a three-tier system consisting of manufacturers, distributors and retailers. A national network of approximately 450 independent distributors purchases MillerCoors' products and distributes them to retail accounts. In 2011, approximately 18% was sold on-premise in bars and restaurants, and the other 82% was sold off-premise in convenience stores, grocery stores, liquor stores and other retail outlets. MillerCoors wholly owns one distributorship, which handled less than 1% of its total volume in 2011.
Manufacturing, Production and Packaging
Brewing Raw Materials
MillerCoors uses the highest quality ingredients to brew its products. MillerCoors malts a portion of its production requirements, using barley purchased under yearly contracts from independent farmers located in the western United States. Other barley, malt, and cereal grains are purchased from suppliers primarily in the U.S. Hops are purchased from suppliers in the U.S., New Zealand and certain European countries. MillerCoors has water rights to provide for and to sustain brewing operations in case of a prolonged drought in the regions for which it has operations. MillerCoors does not anticipate future difficulties in accessing water or agricultural products.
Brewing and Packaging Facilities
There are eight major breweries/packaging facilities which produce MillerCoors products. MillerCoors imports Molson brands from MCBC and Peroni Nastro Azzurro, Pilsner Urquell, Grolsch, and other import brands from SABMiller.
Packaging Materials
Over half of U.S. products sold were packaged in aluminum cans in 2011. A portion of aluminum cans were purchased from RMMC, a joint venture with Ball Corporation ("Ball"), whose production facilities are located near the brewery in Golden, Colorado. In addition to the supply agreement with RMMC, MillerCoors has a commercial supply agreement with Ball to purchase cans and ends in excess of what is supplied through RMMC; these agreements have various expiration dates. The RMMC joint venture agreement was scheduled to expire at the end of 2011, however, during the fourth quarter of 2011, MillerCoors signed a 10-year contract extension with Ball to extend the RMMC joint venture agreement along with the commercial can and end purchase agreements. Approximately one-third of U.S. products in 2011 were packaged in glass bottles of which a portion was provided by RMBC, a joint venture with Owens-Brockway Glass Container, Inc ("Owens"). The joint venture with Owens, as well as a supply agreement with Owens for the glass bottles required in excess of RMBC's production, expires in 2015. The approximate remaining 10% of U.S. production volume sold in 2011 was packaged in half, quarter, and one-sixth barrel stainless steel kegs. A limited number of kegs are purchased each year, and there is no long-term supply agreement. Crowns, labels, corrugate and paperboard are purchased from a small number of sources unique to each product. MillerCoors does not foresee difficulties in accessing packaging products in the future.
Contract Manufacturing
MillerCoors has an agreement to brew, package and ship products for Pabst Brewing Company through June 2020. Additionally, MillerCoors produces beer under contract for our MCI segment, SABMiller and Foster's LLC.
Seasonality of the Business
MillerCoors U.S. sales volumes are normally lowest in the winter months (first and fourth quarters) and highest in the summer months (second and third quarters).
Known Trends and Competitive Conditions
2011 U.S. Beer Industry Overview
The beer industry in the United States is highly competitive, and the two largest brewers, of which MillerCoors is the smaller, represent approximately 77% of the market. The creation of MillerCoors created a stronger U.S. brewer with the scale, operational efficiency and distribution platform to compete more effectively in the U.S. market place. Growing or even maintaining market share has required significant investments in marketing. For the ten years ended December 31, 2008, the U.S. beer industry shipments annual growth rate approximated 1%, compared with declines ranging from 1% to 2% in each of the years 2009 to 2011.
The decline in the U.S. beer industry has been partially attributed to relatively poor economic conditions. High rates of unemployment and lower consumer confidence have negatively affected the legal age key beer drinkers' purchasing behaviors.
Our Competitive Position
The MillerCoors portfolio of beers competes with numerous above premium, premium, low-calorie, popular priced, non-alcoholic, and imported brands. These competing brands are produced by international, national, regional and local brewers. MillerCoors competes most directly with ABI, but also competes with imported and craft beer brands. MillerCoors is the nation's second largest brewer by volume, selling approximately 29% of the total 2011 U.S. brewing industry shipments (including exports and U.S. shipments of imports). This compares to ABI's estimated market share of 48%.
MillerCoors' products also compete with other alcohol beverages, including wine and spirits, and thus their competitive position is affected by consumer preferences between and among these other categories. Driven by increased spirits advertising along with increased wine and spirits execution, sales of wine and spirits have grown faster than sales of beers in recent years resulting in a reduction in the beer segment's lead in the overall alcohol beverage market.
Regulation
The U.S. beer business is regulated by federal, state, and local governments. These regulations govern many parts of MillerCoors' operations, including brewing, marketing and advertising, transportation, distributor relationships, sales, and environmental issues. To operate their facilities, MillerCoors must obtain and maintain numerous permits, licenses and approvals from various governmental agencies, including the U.S. Treasury Department; Alcohol and Tobacco Tax and Trade Bureau; the U.S. Department of Agriculture; the U.S. Food and Drug Administration; state alcohol regulatory agencies; and state and federal environmental agencies.
Governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. U.S. federal excise taxes on malt beverages approximated $15 per hectoliter in 2011. Based on state law, state excise taxes are levied in specific states at varying rates with an average rate of approximately $1 per hectoliter in 2011.

United Kingdom Segment
We are the United Kingdom's second largest brewer by volume with an approximate 19% share (excluding factored products), in 2011, of the U.K. beer market, Western Europe's second largest market. Sales are primarily in England and Wales, with Carling representing approximately 75% of our total U.K. segment beer volume. The U.K. segment consists of our production and sale of the MCBC brands in the U.K. and the Republic of Ireland, our joint venture arrangement for the production and distribution of Grolsch brands in the U.K. and the Republic of Ireland, our joint venture arrangement for the production and distribution of the Cobra brands in the U.K. and the Republic of Ireland, factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us), and our Tradeteam joint venture arrangement with DHL (formerly Exel Logistics) for the distribution of products throughout the U.K. Additionally, we distribute the Modelo brands, including Corona, pursuant to a distribution agreement with Modelo.
Sales and Distribution
In the U.K., beer is generally distributed through a two-tier system consisting of manufacturers and retailers. Most of our beer in the U.K. is sold directly to retailers. It is also common in the U.K. for brewers to distribute beer, wine, spirits, and other products owned and produced by other companies to the on-premise channel (bars and restaurants). Approximately 27% of our U.K. segment net sales in 2011 represent factored brands. Factored brand sales are included in our net sales and cost of goods, but are not included in our reported volumes.
Generally, over the past three decades, volumes have shifted from the higher margin on-premise channel, where products are consumed in pubs and restaurants, to the lower margin off-premise channel, also referred to as the "take-home" market.
On-Premise Channel
The on-premise channel accounted for approximately 63% of our U.K. sales volumes in 2011. The on-premise channel has two sub-categories: multiple on-premise and independent on-premise. Multiple on-premise refers to those customers who own a number of pubs and restaurants and independent on-premise refers to individual owner-operators of pubs and restaurants. In 2011, approximately 49% and 51% of our on-premise volume represents multiple (including national wholesalers) and independent on-premise customers, respectively. In recent years, pricing competition in the on-premise channel has intensified as the retail pub chains have consolidated. As a result, the larger pub chains have been able to negotiate lower beer prices from brewers.
The installation and maintenance of draught beer dispensing equipment in the on-premise channel is generally the responsibility of the brewer. Accordingly, we own equipment used to dispense beer from kegs to consumers. This includes beer lines, cooling equipment, taps, and counter mounts.
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
Off-Premise Channel
The off-premise channel accounted for approximately 37% of our U.K. sales volume in 2011. The off-premise channel includes sales to supermarkets, convenience stores, liquor stores, distributors, and wholesalers. The off-premise channel has become increasingly concentrated among a small number of super-store chains, placing increasing downward pressure on pricing.
Distribution
Distribution activities for both the on- and off-premise channels are conducted by Tradeteam, which operates a system of satellite warehouses and a transportation fleet.
Manufacturing, Production and Packaging
Brewing Raw Materials
We use the highest quality water, barley and hops to brew our products. During 2011, we produced 100% of our required malt using U.K. sourced barley. Hops and adjunct starches used in the brewing process are purchased from agricultural sources in the U.K., U.S. and on the European continent. Water used in the brewing process is sourced from various wells that have sufficient recharge capacity for assumed production. We do not anticipate future difficulties in accessing water or agricultural products.

Brewing and Packaging Facilities
We operate four breweries in the U.K which brew, bottle, package and distribute all owned brands sold in the U.K. and the Republic of Ireland with the exception of Coors Light, which is contract brewed in the Republic of Ireland. See "Contract Manufacturing" and Item 2, "Properties" for further detail.
Packaging Materials
We used kegs and casks for approximately 52% of our U.K. products in 2011, reflecting a high percentage of product sold on-premise. Approximately 36% of our U.K. products were packaged in steel cans with aluminum ends in 2011. All of our cans are purchased through a supply contract with Ball. Approximately 12% of our U.K. products are packaged in glass bottles purchased through supply contracts with third-party suppliers. Crowns, labels, corrugate, and paperboard are purchased from concentrated sources unique to each product. We do not foresee difficulties in accessing these or other packaging materials in the foreseeable future.
Contract Manufacturing
We have a contract brewing and kegging agreement with Heineken for the Fosters and Kronenbourg brands. We also have an agreement with Heineken whereby it will brew and package certain of our products for sale in the Republic of Ireland through December 2014. In addition, we agreed to a multi-year agreement to contract brew ales for Carlsberg Group ("Carlsberg") which began in 2011.
Seasonality of Business
In the U.K., the beer industry is subject to seasonal sales fluctuations primarily influenced by holidays, weather and by certain major televised sporting events. Peak selling seasons occur during the summer and during the Christmas and New Year holidays.
Known Trends and Competitive Conditions
2011 U.K. Beer Industry Overview
The U.K. beer market in 2011 declined by 4.2%, with the on-premise declining 5.0% and the off-premise decreasing 3.5%, impacted by poor summer weather, poor economic conditions and excise tax increases in excess of general inflation. A widening price differential between the on-premise (higher prices) and the off-premise (lower prices) has tended to benefit off-premise sales. The recession has accelerated the downward pricing trend. For each of the ten years ended December 31, 2007, U.K. beer industry shipments declined at an average rate of between 1% and 2%, compared with declines of approximately 4% in the years 2008 to 2011.
The industry has also experienced a steady trend away from ales and toward lagers. Sales of lagers accounted for 76% of the U.K. market in 2011.
Our Competitive Position
Our beers compete not only with similar products from competitors, but also with other alcohol beverages, including wines, spirits, and ciders. With the exception of stout, where we do not have our own brand, our brand portfolio gives us strong representation in all major beer categories. Our strength in the growing lager category with Carling, Grolsch, Coors Light, Corona and Cobra positions us well to take advantage of the continuing trend toward lagers. Our portfolio has been strengthened by the introduction of a range of imported and specialty beer brands, such as Singha, Blue Moon, Animée and Sharp's Doom Bar.
Our principal competitors are Heineken, ABI, and Carlsberg, with market shares in 2011 of approximately 24%, 18%, and 14%, respectively, compared to our share of 19%.
Regulation
U.K. regulations apply to many parts of our operations and products, including brewing, food safety, labeling and packaging, marketing and advertising, environmental, health and safety, employment, and data protection regulations. To operate our breweries and carry on business in the U.K., we must obtain and maintain numerous permits and licenses from local Licensing Justices and governmental bodies, including Her Majesty's Revenue & Customs; the Office of Fair Trading; the Data Protection Commissioner and the Environment Agency.
The U.K. government levies excise taxes on all alcohol beverages at varying rates depending on the type of product and its alcohol content by volume. In 2011, our excise taxes totaled $967.6 million or $106 per hectoliter. In 2010, the U.K.

government announced that alcohol excise tax rates will increase at a rate of 2% above U.K. inflation annually through 2015.
Molson Coors International Segment
The objective of MCI is to grow and expand our business and brand portfolios in our non-core and emerging markets. Our current business is in Asia, continental Europe, Mexico, Latin America and the Caribbean (excluding Puerto Rico as it is a part of the U.S. segment).
Asia
The MCI Asia region is primarily composed of businesses in China, Japan and India, with increasing focus in the Philippines and Vietnam markets. The Japan business is focused on the Zima and Coors Light brands. Additionally, in January 2011, our Japan business began selling the Corona brands pursuant to a distribution agreement with Modelo completed in November 2010. In September 2010, a joint venture agreement was finalized in China with Hebei Si'hai Beer Company, giving us a 51% share of the newly formed Molson Coors Si'hai Brewing (China) Co., Ltd. ("MC Si'hai"). In June 2011, a joint venture agreement was finalized in India with Cobra India, giving us a 51% share and operational control of the newly formed Molson Coors Cobra India ("MC Cobra India"). MC Cobra India produces, sells and markets a beer portfolio consisting of King Cobra, King Cobra Superior and Iceberg 9000. The results of both MC Si'hai and MC Cobra India are consolidated in our financial statements.
Europe
Our business within continental Europe is focused on growing Carling, Coors Light and Cobra. These products are brewed by and exported from our U.K. breweries to portions of continental Europe. In 2011, we entered into an exclusive licensing agreement with Obolon CJSC for manufacturing and distribution of Carling in Ukraine. In 2010, related to our business in Spain, we entered into an exclusive licensing agreement with Mahou San Miguel for manufacturing and distribution of Coors and distribution of Carling. In 2010, we entered into an exclusive licensing agreement with Moscow Brewing Company for manufacturing and distribution of Coors Light in Russia.
Mexico, Latin America, the Caribbean, and Other
        Coors Light is sold in Mexico through an exclusive licensing agreement with Heineken. In the Caribbean and Latin America, our products are produced under a brewing agreement with MillerCoors and are exported to and sold through agreements with independent distributors.
Corporate
Corporate includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, finance and accounting, treasury, insurance and risk management. Additionally, the results of our water resources and energy operations in Colorado are included in Corporate. Corporate also includes certain royalty income and administrative costs related to the management of intellectual property.
Other Information
Global Intellectual Property
We own trademarks on the majority of the brands we produce and have licenses for the remainder. We also hold several patent and design registrations relating to beer dispensing systems, packaging, and certain other innovations. These patents have expiration dates through 2035. We are not reliant on patent royalties for our financial success. Therefore, these expirations are not expected to have a significant impact on our business.
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
Employees and Employee Relations
Canada
We have approximately 2,880 full-time employees in our Canada segment, of which 61% are represented by trade unions. We maintain agreements with the various unions representing workers at each of our facilities. We believe that relations with our Canada employees are good.
United States
We have approximately 185 employees in our corporate headquarters in Denver, Colorado. We believe that relations with our U.S. employees are good.
MillerCoors has approximately 9,000 employees. Approximately 36% of its work force is represented by unions. We believe that MillerCoors' relations with its U.S. employees are good.
United Kingdom
We have approximately 2,440 employees in our U.K. segment. Approximately 25% of this total workforce is represented by trade unions, primarily at our Burton-on-Trent and Tadcaster breweries. We believe that relations with our U.K. employees are good.
Molson Coors International
We have approximately 758 employees in our MCI business in 15 countries, primarily in Asia (China, India and Japan) and within our Denver headquarters office. We believe that relations with these employees are good.
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

Executive Officers
The following tables set forth certain information regarding our executive officers as of February 17, 2012:

Name	Age	Position
Peter Swinburn	59	President, Chief Executive Officer, and a Director of MillerCoors LLC
Krishnan Anand	54	President of Molson Coors International
Peter H. Coors	65	Vice Chairman of the Board of the Company, Executive Director of Coors Brewing Company, and Chairman of the Board of MillerCoors LLC
Stewart Glendinning	46	Chief Financial Officer and a Director of MillerCoors LLC
Mark Hunter	49	President and Chief Executive Officer of Molson Coors Brewing Company (UK) Limited
David Perkins	58	President and Chief Executive Officer of Molson Coors Canada
Gregory L. Wade	63	Chief Supply Chain Officer
Samuel D. Walker	53	Chief People and Legal Officer, Corporate Secretary, and Managing Director of MillerCoors LLC
ITEM 1A.    Risk Factors
The reader should carefully consider the following risk factors and the other information contained within this document. The most important factors that could influence the achievement of our goals, and cause actual results to differ materially from those expressed in the forward-looking statements, include, but are not limited to, the following:
Risks Specific to Our Company
Competition in our markets could require us to reduce prices or increase capital and other expenditures or cause us to lose sales volume, any of which could have a material adverse effect on our business and financial results.    In most of our markets, our primary competitors have substantially greater financial, marketing, production and distribution resources than us, and are more diverse in terms of their geographies and brand portfolios. In all of the markets in which we operate, aggressive marketing strategies by these competitors could adversely affect our financial results. Moreover, each of our major markets is mature.
Our success as an enterprise depends largely on the success of relatively few products in several mature markets; the failure or weakening of one or more of these products or markets could materially adversely affect our financial results.    Our Molson Canadian and Coors Light brands in Canada, Miller Lite and Coors Light brands in the U.S., and Carling brand in the U.K. represented more than half of each respective segment's sales in 2011. Consequently, any material shift in consumer preferences away from these brands, or from the categories in which they compete, could have a material adverse effect on our business.
If Pentland and the Coors Trust do not agree on a matter submitted to stockholders, generally the matter will not be approved, even if beneficial to us or favored by other stockholders.    Pentland Securities (1981) Inc. (the "Pentland Trust") (a company controlled by the Molson family and related parties) and the Adolph Coors, Jr. Trust (the "Coors Trust"), which together control more than ninety percent of our Class A common stock and Class A exchangeable shares, have voting trust agreements through which they have combined their voting power over the shares of our Class A common stock and the Class A exchangeable shares that they own. In the event that these two stockholders do not agree to vote in favor of a matter submitted to a stockholder vote (other than the election of directors), the voting trustees will be required to vote all of the Class A common stock and Class A exchangeable shares deposited in the voting trusts against the matter. There is no other mechanism in the voting trust agreements to resolve a potential deadlock between these stockholders. Therefore, if either the Pentland Trust or the Coors Trust is unwilling to vote in favor of a proposal that is subject to a stockholder vote, we would be unable to implement the proposal even if our board, management or other stockholders believe the proposal is beneficial to us. Similarly, our bylaws require the authorization of a super-majority (two-thirds) of the board of directors to take certain transformational actions. Thus it is possible that the Company will not be authorized to take action even if it is supported by a simple majority of the board.
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
Changes in tax, environmental or other regulations or failure to comply with existing licensing, trade and other regulations could have a material adverse effect on our financial condition.    Our business is highly regulated by federal, state, provincial, and local laws and regulations in various countries regarding such matters as licensing requirements, trade and pricing practices, labeling, advertising, promotion and marketing practices, relationships with distributors, environmental matters, smoking bans at on-premise locations, and other matters. These laws and regulations are subject to frequent re-evaluation, varying interpretations and political debate and inquiries from government regulators charged with their enforcement. Failure to comply with existing laws and regulations or changes in these laws and regulations or in tax, environmental, excise tax levels imposed or any other laws or regulations could result in the loss, revocation or suspension of our licenses, permits or approvals and could have a material adverse effect on our business, financial condition, and results of operations. Finally, advocates of prohibition and other severe restrictions on the marketing and sales of alcohol are becoming increasingly organized on a global basis, seeking to impose regulations to curtail substantially the consumption of alcohol, including beer, in developed and developing markets. To the extent such views gain traction in national regulations where we do or plan to do business, they could have a material adverse impact on our business and results of operations.
Our consolidated financial statements are subject to fluctuations in foreign exchange rates, most significantly the British Pound ("GBP") and the Canadian dollar ("CAD").    We hold assets and incur liabilities, earn revenues and pay expenses in different currencies, most significantly in Canada and in the U.K. Because our financial statements are presented in U.S. Dollars ("USD"), we must translate our assets, liabilities, income and expenses into USD. Increases and decreases in the value of the USD will affect, perhaps adversely, the value of these items in our financial statements, even if their local currency value has not changed. To the extent that we fail to adequately manage these risks, including if our hedging arrangements do not effectively or completely hedge changes in foreign currency rates, our results of operations may be materially and adversely impacted.
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
The success of our business relies heavily on brand image, reputation, and product quality.    It is important that we maintain and increase the image and reputation of our existing products. Concerns about product quality, even when unsubstantiated, could be harmful to our image and reputation of our products. Deterioration to our brand equity may have a material effect on our business and financial results.
Due to a high concentration of unionized workers in Canada, the United Kingdom, and at MillerCoors in the U.S., we could be significantly affected by labor strikes, work stoppages, or other employee-related issues.    Approximately 61%, 36% and 25% of our Canadian, MillerCoors, and U.K. workforces, respectively, are represented by trade unions. Stringent labor laws in the U.K. expose us to a greater risk of loss should we experience labor disruptions in that market. Any labor strike, work stoppage or other employee-related issue could have a material adverse effect on our business and financial results.

Changes to the regulation of the distribution systems for our products could adversely impact our business.    In our U.S. market, there is a three-tier distribution system that has historically applied to the distribution of products now sold through MillerCoors (including our non-U.S. products). That system is increasingly subject to the legal challenges on the basis that it allegedly interferes with interstate commerce. To the extent that such challenges are successful and require changes to the three-tier system, such changes could have a materially adverse impact on MillerCoors and, consequently, MCBC. Further, in certain Canadian provinces, our products are distributed through joint venture arrangements that are mandated and regulated by provincial government regulators. If provincial regulation should change, the costs to adjust our distribution methods could have a material adverse impact on our business.
Changes in various supply chain standards or agreements could adversely impact our business.    Our business includes various joint venture and industry agreements which standardize parts of the supply chain system. An example includes our warehousing and customer delivery systems organized under joint venture agreements with other brewers. Any negative change in these agreements could have a material adverse impact on our business.
Because of our reliance on third-party service providers for certain administrative functions, we could experience a disruption to our business.    We rely exclusively on one information services provider worldwide for our information technology functions including network, help desk, hardware, and software configuration. We also have outsourced a significant portion of work associated with our finance and accounting, human resources, and other information technology functions to a third-party service provider. If one of these service providers was to fail and we were unable to find a suitable replacement in a timely manner, we could be unable to properly administer our outsourced functions.
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
Failure to successfully complete or integrate acquisitions and joint ventures into our existing operations could have an adverse impact on our business, financial condition and results of operations. We have made a number of acquisitions and entered into several joint ventures. We anticipate that we may, from time to time, in the future acquire additional businesses or enter into additional joint ventures that we believe would provide a strategic fit with our business. Potential issues associated with acquisitions and joint ventures could include, among other things: our ability to realize the benefits or cost savings that we expect to realize as a result of the acquisition or joint venture; diversion of management's attention; our ability to successfully integrate our businesses with the business of the acquired company; motivating, recruiting and retaining executives and key employees; conforming standards, controls, procedures and policies, business cultures and compensation structures among our company and the acquired company; consolidating and streamlining sales, marketing and corporate operations; potential exposure to unknown liabilities of acquired companies; loss of key employees and customers of the acquired business; and managing tax costs or inefficiencies associated with integrating our operations following completion of an acquisition or entry into a joint venture. If an acquisition or joint venture is not successfully completed or integrated into our existing operations, our business, financial condition and results of operations could be adversely impacted.
Risks associated with operating our joint ventures may adversely affect our financial condition and results of operations. We have entered into several joint ventures, including our MillerCoors joint venture in the United States and Puerto Rico with SABMiller. We may enter into additional joint ventures in the future. Our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with our goals or with the goals of the joint venture. Our joint venture arrangements may require us, among other matters, to pay certain costs or to make certain capital investments or to seek our joint venture partner's consent to take certain actions. In addition, our joint venture partners may be unable or unwilling to meet their economic or other obligations under the operative documents, and we may be required to either fulfill those obligations alone to ensure the ongoing success of a joint venture or to dissolve and liquidate a joint venture.
We depend on key personnel, the loss of whom would harm our business. The loss of the services and expertise of any key employee could harm our business. Our future success depends on our ability to identify, attract and retain qualified personnel on a timely basis. Turnover of senior management can adversely impact our stock price, our results of operations and our client relationships and may make recruiting for future management positions more difficult. In addition, we must successfully integrate any new management personnel that we hire within our organization in order to achieve our operating objectives, and changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business.
Risks Specific to the Canada Segment
We may experience continued price discounting in Canada.    The continuation, or the increase of price discounting, in Ontario, Québec, Alberta or other provinces, could adversely impact our business.
In the event that we are required to move away from the industry standard returnable bottle we use today, we may incur unexpected losses. Along with ABI and other brewers in Canada, we currently use an industry standard returnable bottle which represents the significant majority of the more than 50% bottle volume sales in Canada. Changes to the Industry Standard Bottle Agreement could impact our use of the industry standard returnable bottle. If we cease to use the industry standard returnable bottle, our current bottle inventory and a portion of our bottle packaging equipment could become obsolete and could result in a material write-off of these assets.
Risks Specific to the United States Segment and MillerCoors
We do not fully control the operations and administration of MillerCoors, which represents our interests in the U.S. beer business.    We jointly control MillerCoors with SABMiller, and hold a 42% economic interest. MillerCoors management is responsible for the day to day operations of the business and therefore, we do not have full control over the activities of MillerCoors. Our results of operations are dependent upon the efforts of MillerCoors management, our ability to govern the joint venture effectively with SABMiller, and factors beyond our control that may affect SABMiller. Additionally, our disclosure controls and procedures with respect to MillerCoors are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.
We may incur unexpected costs or face other business issues from MillerCoors due to challenges associated with integrating operations, technologies, and other aspects of the operations.    The MillerCoors management team continues to focus on fully integrating ours and SABMiller's U.S. operations, technologies, and services, as well as the distribution networks including the resolution of disputes arising from the consolidation of distributors arising from the MillerCoors joint venture. The failure of MillerCoors to successfully integrate the two operations could adversely affect our financial results or prospects.
MillerCoors is highly dependent on independent distributors in the United States to sell its products, with no assurance that these distributors will effectively sell its and our products.    MillerCoors sells all of its products and our non-U.S. products in the United States to distributors for resale to retail outlets and the regulatory environment of many states makes it very difficult to change distributors. Consequently, if MillerCoors is not allowed or is unable to replace unproductive or inefficient distributors, its business, financial position, and results of operation may be adversely affected, which could have a material adverse effect on our business and financial results.
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
In the event that a significant pub chain were to go bankrupt, or experience similar financial difficulties, our business could be adversely impacted.    We extend credit to pub chains in the U.K., and in some cases the amounts are significant. The continuing challenging economic environment in the U.K. has caused business at on-premise outlets to slow since late 2008, and some pub chains may face increasing financial difficulty if economic conditions do not improve. In the event that a pub chain were to be unable to pay amounts owed to us as a result of bankruptcy or similar financial difficulties, our business could be adversely impacted.
We depend exclusively on one logistics provider for the distribution of our products in the United Kingdom.    Tradeteam handles all of the physical distribution for us in the U.K., except where a different distribution system is requested by a customer. If Tradeteam were unable to continue distribution of our products and we were unable to find a suitable replacement in a timely manner, we could experience significant disruptions in our business that could have an adverse financial impact.
Risks Specific to the Molson Coors International Segment
An inability to expand our operations in emerging markets could adversely affect our growth prospects. Our ability to grow our MCI segment in emerging markets depends on social, economic and political conditions in those markets and on our ability to create effective product distribution networks and consumer brand awareness in new markets. Due to product price, local competition and cultural differences, there is no assurance that our products will be accepted in any particular emerging market. If we are unable to expand our businesses in emerging markets, our growth prospects could be adversely affected.
Our operations in emerging markets expose us to additional risks which could harm our business, financial condition and results of operations. We expect our operations in emerging markets to become more significant to our operating results as we continue to further expand internationally. In certain emerging markets, we have limited operating experience and may not succeed. In addition to risks described elsewhere in this section, our operations in emerging markets expose us to additional risks, including: changes in local political, economic, social, and labor conditions; restrictions on foreign ownership and investments; repatriation of cash earned in countries outside the U.S.; import and export requirements; currency exchange rate fluctuations; a less developed and certain legal and regulatory environment, which among other things can create uncertainty with regard to liability issues; longer payment cycles, increased credit risk, and higher levels of payment fraud; and other challenges caused by distance, language, and cultural differences.
In addition, compliance with complex foreign laws and regulations, and U.S. laws such as the Foreign Corrupt Practices Act, that apply to our international operations increases our cost of doing business in some international jurisdictions. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries.
Risks Specific to Our Discontinued Operations
Indemnities provided to the purchaser of 83% of the Cervejarias Kaiser Brasil S.A. ("Kaiser") business in Brazil could result in future cash outflows and statement of operations charges.    In 2006, we sold our 83% ownership interest in Kaiser to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies and certain purchased tax credits. The ultimate resolution of these claims is not under our control. These indemnity obligations are recorded as liabilities on our balance sheet, however, we could incur future statement of operations charges as facts further develop resulting in changes to our estimates or changes in our assessment of probability of loss on these items as well as due to fluctuations in foreign exchange rates. Due to the uncertainty involved in the ultimate outcome and timing of these contingencies, significant adjustments to the carrying value of our indemnity liabilities and corresponding statement of operations charges/credits could result in the future.
ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
As of December 31, 2011, our major facilities were owned (unless otherwise indicated) and are as follows:

Facility	Location	Character
Canada
Administrative offices	Toronto, Ontario	Canada Segment Headquarters
	Montréal, Québec	Corporate Headquarters
Brewery/packaging plants	St John's, Newfoundland	Brewing and packaging
	Montréal, Québec(1)	Brewing and packaging
	Creemore, Ontario	Brewing and packaging
	Moncton, New Brunswick	Brewing and packaging
	Toronto, Ontario(1)	Brewing and packaging
	Vancouver, British Columbia(2)	Brewing and packaging
Distribution warehouses	Québec Province(3)	Distribution centers
	Rest of Canada(4)	Distribution centers
United States/MCI/Corporate
Administrative offices	Denver, Colorado(5)	Corporate and MCI Headquarters
	Miami, Florida(5)	MCI offices
	Madrid, Spain(5)	MCI offices
	Mumbai, India(5)	MCI offices
	Guangzhou, China(6)	MCI offices
	Tokyo, Japan(6)	MCI offices
	Hong Kong(6)	MCI offices
Brewery/packaging plants	Chengde, China	Brewing and packaging
	Patna, India	Brewing and packaging
United Kingdom
Administrative office	Burton-on-Trent, Staffordshire	U.K. Segment Headquarters
Brewery/packaging plants	Burton-on-Trent, Staffordshire(1)	Brewing and packaging
	Tadcaster Brewery, Yorkshire	Brewing and packaging
	Alton Brewery, Hampshire	Brewing and packaging
	Sharp's Brewery, Cornwall	Brewing and packaging
Malting/grain silos	Burton-on-Trent, Staffordshire	Malting facility
Distribution warehouse	Burton-on-Trent, Staffordshire	Distribution center

(1)
Montréal and Toronto breweries account for approximately 76% of our Canada production. The Burton-on-Trent brewery is our largest brewery in the U.K. and accounts for approximately 60% of our U.K. production.

(2)	We own two brewing and packaging facilities in Vancouver, British Columbia.

(3)	We own 11 distribution centers, lease two additional distribution centers, own one warehouses and lease seven additional warehouses in the Québec Province.

(4)	We lease nine warehouses throughout Canada, excluding the Québec Province.

(5)	Leased facility.

(6)	We lease headquarter offices in Asia. Additionally, in China we lease regional offices to comply with local regulations which require an office in each city where we conduct business (55 cities).
We believe our facilities are well maintained and suitable for their respective operations. In 2011, our operating facilities were not capacity constrained.

ITEM 3.    Legal Proceedings
We are a party to various legal proceedings arising in the ordinary course of business as described in Part II—Item 8 Financial Statements, Note 20 "Commitments and Contingencies—Litigation and Other Disputes", which if decided adversely to or settled by us, may, individually or in the aggregate, be material to our financial condition or results of operations. We may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if we believe such settlement is in the best interests of our stockholders.
In 1999, Molson entered into an agreement for the distribution of Molson products in Brazil. In 2000, before commencing distribution in Brazil, Molson terminated the distribution agreement and paid the distributor $150,000 in settlement. The distributor sued Molson to set aside the settlement and to seek additional compensation. The Appellate Court of the State of Rio de Janeiro ("Appellate Court") set aside the settlement agreement and determined that Molson was liable to the distributor, with the amount of damages to be determined through subsequent proceedings. An appeal of the liability decision is currently pending before the Brazilian Superior Court of Justice, which allowed Molson's appeal during the fourth quarter of fiscal year 2009 and agreed to hear the merits of Molson's appeal. The case was remanded to a Rio de Janeiro trial court to determine the amount of damages. The trial court retained an expert who provided a report adopting the position of the distributor and recommended damages based on a business plan that was never implemented. Molson challenged the irregularity of the expert process, the impartiality of the expert, as well as the report's specific recommendation. The trial court denied Molson's challenges. Molson filed an appeal before the Appellate Court regarding these procedural irregularities, which was denied during the fourth quarter of fiscal year 2009. Following the trial court's procedural ruling during the third quarter of 2009, that court handed down a decision in the distributor's favor granting the full amount of the lost anticipated profits alleged by the distributor, approximately $42 million, plus attorney's fees and accrued interest from the termination of the distribution agreement. Molson appealed the judgment to the Appellate Court. During the fourth quarter of 2009, the Appellate Court directed the court-retained expert to explain the basis for his damages calculation. During the first quarter of 2010, the Appellate Court granted Molson's appeal and vacated the $42 million judgment. The Appellate Court remanded the proceeding to the trial court and ordered that court to select a different expert. The Appellate Court furthermore directed the trial court to use specific criteria in setting damages, the effect of which should be to substantially reduce the award. Molson sought clarification as to the precise criteria to be used. In April 2010, the Appellate Court denied Molson's motion for clarification, but limited the accrual of interest in this matter. In October 2010, the Appellate Court denied the distributor's motion to set aside the vacation of the $42 million judgment. In July 2011, the trial court selected a new expert who is beginning to formulate a new calculation of damages.
During the second quarter of 2011, a competitor in our Canadian market filed a lawsuit in a trial court in Ontario, Canada, challenging a sponsorship agreement between our Canadian and U.S. businesses and the National Hockey League ("NHL") (Labatt Brewing Co. Ltd. et al. v. NHL Enterprises Canada Ltd., et al., Sup. Ct. of Justice-Ontario, CV-11-9122-00CL). Following an expedited trial, the court ruled against us and the NHL, holding that there was a binding agreement between Labatt and the NHL. The Court of Appeal of Ontario reversed that judgment on July 12, 2011 (C53817 & C53818). Labatt subsequently re-initiated a lawsuit in the Ontario trial court, which has since ruled in our favor, upholding the NHL sponsorship (Sup. Ct. of Justice-Ontario, 2011 ONSC 5652 (October 20, 2011)). Labatt had thirty days in which to appeal the decision and declined to do so.
On February 9, 2012, the Oglala Sioux Tribe ("OST") of South Dakota filed a lawsuit in federal district court in Nebraska against four beer retailers in Whiteclay, Nebraska and the distributors and brewers, including MillerCoors (and its parents which include us),  who make and distribute the beer sold at those retailers. Whiteclay, Nebraska is across the state border from the Pine Ridge Indian Reservation ("PRIR") in South Dakota where the OST resides. The sale and consumption of beer is prohibited in the PRIR. The complaint was amended on February 17, 2012. The amended complaint alleges that the manufacturing and distributor defendants acted in concert with the retailers to promote and sell beer that they knew would be transported to and eventually resold and consumed in the PRIR, and that these sales of beer were illegal under federal law and the laws of Nebraska and the OST. The amended complaint also seeks injunctive relief limiting the amount of beer sold by the retailers in Whiteclay. We have not yet filed a response to the complaint. We intend to vigorously defend this matter and are unable to estimate our potential liability, if any, at this time.
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

ITEM 4.    Mine Safety Disclosures
Not applicable.
PART II

ITEM 5.    Market For Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
We have Class A common stock and Class B non-voting common stock trading on the New York Stock Exchange under the symbols "TAP A" and "TAP," respectively. "TAP A" and "TAP" were de-listed from the Toronto Stock Exchange at the close of business on May 1, 2009. In addition, our indirect subsidiary, Molson Coors Canada Inc., has Class A exchangeable shares and Class B exchangeable shares trading on the Toronto Stock Exchange under the symbols "TPX.A" and "TPX.B," respectively. The Class A and B exchangeable shares are a means for shareholders to defer tax in Canada and have substantially the same economic and voting rights as the respective common shares. The exchangeable shares can be exchanged for our Class A or B common stock at any time and at the exchange ratios described in the Merger documents, and receive the same dividends. At the time of exchange, shareholders' taxes are due. The exchangeable shares have voting rights through special voting shares held by a trustee, and the holders thereof are able to elect members of the Board of Directors. The approximate number of record security holders by class of stock at February 17, 2012, is as follows:

Title of class	Number of record security holders
Class A common stock, voting, $0.01 par value	29
Class B common stock, non-voting, $0.01 par value	3,153
Class A exchangeable shares	265
Class B exchangeable shares	2,758
The following table sets forth the high and low sales prices per share of our Class A common stock for each fiscal quarter of 2011 and 2010 as reported by the New York Stock Exchange, as well as dividends paid in such fiscal quarter.

	High	Low	Dividends
2011
First quarter	$50.50	$42.85	$0.28
Second quarter	$49.10	$43.75	$0.32
Third quarter	$46.51	$40.00	$0.32
Fourth quarter	$44.11	$39.25	$0.32
2010
First quarter	$44.25	$38.00	$0.24
Second quarter	$43.94	$39.60	$0.28
Third quarter	$46.02	$41.40	$0.28
Fourth quarter	$50.75	$45.00	$0.28
The following table sets forth the high and low sales prices per share of our Class B common stock for each fiscal quarter of 2011 and 2010 as reported by the New York Stock Exchange, as well as dividends paid in such fiscal quarter.

	High	Low	Dividends
2011
First quarter	$50.74	$42.50	$0.28
Second quarter	$49.58	$43.41	$0.32
Third quarter	$46.71	$38.72	$0.32
Fourth quarter	$44.13	$37.99	$0.32
2010
First quarter	$46.07	$38.44	$0.24
Second quarter	$45.00	$39.89	$0.28
Third quarter	$47.11	$41.88	$0.28
Fourth quarter	$51.11	$46.17	$0.28
The following table sets forth the high and low sales prices per share of our Class A exchangeable shares for each fiscal quarter of 2011 and 2010 as reported by the Toronto Stock Exchange, as well as dividends paid in such fiscal quarter.

	High		Low		Dividends
2011
First quarter	C$	50.67	C$	42.65	$0.28
Second quarter	C$	46.75	C$	42.00	$0.32
Third quarter	C$	44.14	C$	40.66	$0.32
Fourth quarter	C$	44.89	C$	39.90	$0.32
2010
First quarter	C$	47.82	C$	41.13	$0.24
Second quarter	C$	45.79	C$	42.00	$0.28
Third quarter	C$	48.09	C$	44.10	$0.28
Fourth quarter	C$	51.55	C$	46.92	$0.28
The following table sets forth the high and low sales prices per share of our Class B exchangeable shares for each fiscal quarter of 2011 and 2010 as reported by the Toronto Stock Exchange, as well as dividends paid in such fiscal quarter.

	High		Low		Dividends
2011
First quarter	C$	50.50	C$	42.26	$0.28
Second quarter	C$	46.75	C$	42.57	$0.32
Third quarter	C$	44.74	C$	40.17	$0.32
Fourth quarter	C$	45.74	C$	39.89	$0.32
2010
First quarter	C$	48.01	C$	41.25	$0.24
Second quarter	C$	45.80	C$	42.36	$0.28
Third quarter	C$	48.35	C$	44.00	$0.28
Fourth quarter	C$	51.75	C$	46.71	$0.28

PERFORMANCE GRAPH
The following graph compares our cumulative total stockholder return over the last five fiscal years with the Standard and Poor's 500 Index® ("S&P 500"), and a customized index including, MCBC, SABMiller, ABI, Carlsberg, Heineken, Modelo and Asahi (the "Peer Group"). We have used an arithmetic average to determine the return for the Peer Group. In 2011, we removed Fosters from the Peer Group as it was acquired by SABMiller. Additionally, in 2011, we determined that Asahi should be included in the Peer Group. We have accordingly adjusted cumulative total returns for the changes in Peer Group composition to reflect these adjustments for all periods presented. The graph assumes $100 was invested on December 29, 2006, (the last trading day of our fiscal year 2006) in our Class B common stock, the S&P 500 and the Peer Group, and assumes reinvestment of all dividends.
On August 1, 2007, our Board of Directors declared a two-for-one stock split issued in the form of a dividend for all classes of capital stock, with a record date of September 19, 2007, and an effective date of October 3, 2007. All share and per share data included in the consolidated financial statements and accompanying notes have been adjusted to reflect this stock split.
Molson Coors Brewing Company
Comparison of Five-Year Cumulative Total Return

	At Fiscal-Year End
	2006	2007	2008	2009	2010	2011
Molson Coors	$100.00	$138.26	$126.69	$122.85	$143.66	$126.43
S&P 500	$100.00	$106.22	$64.19	$84.88	$96.63	$98.76
Peer Group(1)	$100.00	$123.71	$69.70	$128.55	$148.68	$152.67

(1)
The Peer Group represents the arithmetic average of the common stock of MCBC, SABMiller, ABI, Carlsberg, Heineken, Modelo and Asahi. These securities are traded on various exchanges throughout the world.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

September 25, 2011 - October 22, 2011	—	—	—	928,851,852
October 23, 2011 - November 19, 2011	—	$—	—	$928,851,852
November 20, 2011 - December 31, 2011	1,198,100	$41.73	1,198,100	878,855,139
Total	1,198,100	$41.73	1,198,100	$878,855,139

(1)
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

ITEM 6.    Selected Financial Data
The table below summarizes selected financial information for the five years ended as noted. For further information, refer to our consolidated financial statements and notes thereto presented under Part II—Item 8 Financial Statements and Supplementary Data. Due to an accounting pronouncement issued in 2008 related to convertible debt, certain amounts have been adjusted from amounts reported prior to 2009. The pronouncement pertains to our 2.5% Convertible Senior Notes due July 30, 2013, that were issued in 2007 and resulted in adjustments to 2007 and 2008 income from continuing operations, per share amounts, total assets, and long-term debt in the table below.

	2011(1)	2010(1)	2009(1)	2008(1)	2007(1)
	(In millions, except per share data)
Consolidated Statement of Operations:
Net sales(2)	$3,515.7	$3,254.4	$3,032.4	$4,774.3	$6,190.6
Income from continuing operations attributable to MCBC	$674.0	$668.1	$729.4	$390.8	$509.7
Income from continuing operations attributable to MCBC per share:
Basic	$3.65	$3.59	$3.96	$2.14	$2.85
Diluted	$3.62	$3.57	$3.92	$2.11	$2.81
Consolidated Balance Sheet data:
Total assets	$12,423.8	$12,697.6	$12,021.1	$10,386.6	$13,415.1
Short-term borrowings and current portion of long-term debt	$46.9	$1.1	$300.3	$0.1	$4.2
Long-term debt	$1,914.9	$1,959.6	$1,412.7	$1,752.0	$2,165.1
Other information:
Dividends per share of common stock	$1.24	$1.08	$0.92	$0.76	$0.64

(1)	Fiscal year 2011 contained 53 weeks whereas fiscal years 2007, 2008, 2009, and 2010 contained 52 weeks.

(2)
As a result of the MillerCoors formation on July 1, 2008, and MCBC's prospective equity accounting for MillerCoors, net sales for the fifty-two weeks ended December 28, 2008, only include net U.S. sales through the period ended June 30, 2008.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its subsidiaries: Molson Coors Canada ("MCC"), operating in Canada; Coors Brewing Company ("CBC"), operating in the United States ("U.S.") until June 30, 2008 when MCBC and SABMiller plc ("SABMiller") combined the U.S. and Puerto Rico operations of their respective subsidiaries, CBC and Miller Brewing Company ("Miller"), and the results and financial position of U.S. operations, which had historically comprised substantially all of our U.S. reporting segment were, in all material respects, deconsolidated from MCBC prospectively upon formation of MillerCoors LLC ("MillerCoors"); Molson Coors Brewing Company (UK) Limited ("MCBC-UK"), operating in the United Kingdom ("U.K.") and the Republic of Ireland; Molson Coors International ("MCI") operating in various other countries; and our other non-operating subsidiaries. Any reference to "Coors" means the Adolph Coors Company prior to the 2005 merger with Molson Inc. (the "Merger"). Any reference to Molson Inc. or Molson means MCC prior to the Merger. Any reference to "Molson Coors" means MCBC after the Merger.
Unless otherwise indicated, (a) all $ amounts are in U.S. Dollars ("USD"), (b) comparisons are to comparable prior periods, and (c) 2011 refers to the 53 weeks ended on December 31, 2011, 2010 refers to the 52 weeks ended on December 25, 2010, and 2009 refers to the 52 weeks ended on December 26, 2009.
MillerCoors follows a monthly reporting calendar. 2011, 2010 and 2009 refer to the 12 months ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively.
In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America ("U.S. GAAP"), we also present pre-tax and after-tax "underlying income", "underlying income per diluted share", "underlying effective tax rate", and "underlying free cash flow", which are non-GAAP measures and should be viewed as supplements to-not substitutes for-our results of operations presented under U.S. GAAP. Our management uses underlying income, underlying income per diluted share, underlying effective tax rate and underlying free cash flow as measures of operating performance to assist in comparing performance from period to period on a consistent basis; as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; and in communications with the board of directors, stockholders, analysts and investors concerning our financial performance. We believe that underlying income, underlying tax rate and underlying free cash flow performance are used by and are useful to investors and other users of our financial statements in evaluating our operating performance because they provide an additional tool to evaluate our performance without regard to special and non-core items, which can vary substantially from company to company depending upon accounting methods and book value of assets and capital structure. We have provided reconciliations of all non-GAAP measures to their nearest U.S. GAAP measure.
Executive Summary
2011 Key Financial Highlights:
Our focus in 2011 continued to be on the three pillars of our growth strategy: to grow profitably in our core businesses through brands and innovation; to grow in new and emerging markets; and when it meets our strict shareholder return criteria, to grow through mergers and acquisitions.
In 2011, our primary focus remained on the first of these pillars as we continued to invest in our key brands and fill our innovation pipeline. Increased sales, pricing and underlying earnings tell us we are moving in the right direction.
Highlights for 2011 include:

•	Based on the strength of our brands, we achieved positive beer pricing in both the U.S. and Canada.

•
The acquisition of Sharp's Brewery Ltd. in the U.K. has gone well with the Doom Bar brand growing strongly and now in the top 3 among U.K. cask ale brands. In the MCI segment, MC Cobra India is also off to a solid start.

•	Cost savings initiatives contributed to our financial performance, delivering $107 million of total reductions in 2011, which includes 42% of MillerCoors savings.

•	As a result, we increased net sales, gross profit, operating income and underlying after-tax income in 2011.

•
Net income from continuing operations attributable to MCBC of $674.0 million, or $3.62 per diluted share, increased 0.9% from a year ago. Underlying after-tax income of $701.5 million, or $3.76 per diluted share, increased 5.2% compared to 2010 due to higher sales volume, positive pricing, continued cost reductions, favorable foreign exchange and the benefit of an additional week in our 2011 fiscal calendar offset by higher commodity inflation and investments in MCI. Our underlying income excludes some special and other non-

core gains, losses and expenses that net to a $46.7 million pre-tax charge. The additional week in fiscal 2011 increased worldwide beer volume by approximately 0.3 million hectoliters and increased pre-tax profit by approximately $9 million, which includes increased pre-tax income in Canada of approximately $12 million and approximately $3 million of increased interest and overhead expenses in Corporate. 2011 worldwide beer volume for Molson Coors decreased 0.7% compared to 2010, primarily due to continued volume weakness in the U.S. and Canada while U.K. volume grew during the year. Additionally, total-company net sales increased 8.0% due to positive pricing in the U.S. and Canada, international growth, foreign currency movements, and the benefit of an additional week in our 2011 fiscal calendar.

•
We generated cash flow from operating activities of $868.1 million, representing a 15.8% increase from $749.7 million in 2010 and a 1.1% increase from $858.3 million in 2009, respectively. Underlying free cash flow in 2011 was $635.3 million compared to $924.3 million in 2010 and $729.0 million in 2009, representing decreases of 31.3% and 12.9%, respectively. These decreases were driven by lower net income, higher capital expenditures, and timing of working capital in 2011.

•
We used free cash flow to repurchase 7.5 million Class B shares for $321.1 million, settled 25% of our cross currency swaps and extinguished $98.7 million of the outstanding liability, and we made a capital contribution to BRI of approximately $94 million, which eliminated our guarantee liability. These cash uses of more than $500 million strengthened our balance sheet, improved our debt ratios with the rating agencies, and reduced our share count at an attractive price.

•
In the area of Corporate Social Responsibility, we were selected for inclusion in the Dow Jones Sustainability Index, which is the most recognized global benchmark of sustainability among global corporations. We were one of only six North American food and beverage companies chosen to be in this index.

•	Regionally:

•
In Canada, we grew volume and profit in the back half of the year through improved performance by Coors Light, Molson Canadian and our above-premium portfolio, highlighted by the launch of Rickard's Blonde and the expansion of Creemore and Granville Island to new markets. Our Canada team secured the key National Hockey League ("NHL") sponsorship property, which is adding visibility to our brands. We introduced Molson Canadian 67 Sublime and Miller Chill Lemon, and we expanded Molson Canadian 67 into Quebec and Molson M into Ontario and the West. 2011 income from continuing operations before income taxes and underlying pre-tax income increased by 4.6% to $474.9 million and by 3.3% to $486.5 million, respectively, compared to 2010. Increased net pricing, the benefit from an additional week in 2011, lower general and administrative expense and favorable foreign currency were partially offset by input. The additional week in 2011 added approximately 0.140 million hectoliters of sales volume and $12 million to pre-tax income.

•
In the U.S., Coors Light outperformed the premium light segment in both share and average price, and became the second largest beer in the market. The Blue Moon brands continued to lead the craft beer segment with double-digit volume growth. Leinenkugel's also grew at a double-digit rate. These brands drive the Tenth and Blake business, which is focused on our craft and import brands. MillerCoors introduced value-driving innovations, including Coors Light Super Cold Activation, and expanded the Miller Lite aluminum pint, Leinenkugel's Summer Shandy, Blue Moon seasonals and Batch 19 to new markets. Miller Lite performance, however, was a disappointment. 2011 equity income in MillerCoors increased 0.4% to $457.9 million, while underlying equity income in MillerCoors increased 2.4% to $480.1 million compared to 2010, driven by positive pricing, cost savings, favorable brand mix and lower marketing, general and administrative expense partially offset by lower sales volume and higher commodity inflation. MillerCoors reports on a regular calendar basis, so our U.S. segment did not have an extra week of results in 2011.

•
In a very challenging U.K. beer market, we gained market share and in the first half of the year successfully completed a major SAP system implementation and then focused on brands and innovation in the second half, resulting in accelerated share performance. We acquired the Sharp's Brewery and Doom Bar brand early in 2011, added the Modelo brands to our portfolio, and relaunched Carling and Coors Light in the second half of 2011. We introduced new aluminum bottles for Carling, Coors Light and Caffrey's, and we had a limited launch of new brands Carling Chrome and Animée. Also in the second half of 2011, we initiated a multi-year redevelopment program for our U.K. brewing network, which will support brand growth, innovation and operations efficiencies in the years ahead. 2011 income from continuing operations before income taxes and underlying pre-tax income of $99.3 million and $101.5 million, respectively, represent increases of $4.0 million and $3.1 million, respectively, compared to 2010, driven by higher sales volume, positive sales mix, especially the addition of the Modelo brands, and lower marketing, general and administrative expense partially offset by input inflation and lower net pricing. The U.K. 2011 results reflect an insignificant pre-tax profit impact from the additional week in 2011; however, the additional week added approximately 0.165 million hectoliters of sales volume to the 2011 results.

•
Our approach to International organic growth within MCI is based upon disciplined market development, strong strategic partnerships and sound investment in our brands. Specifically in 2011, we expanded our Cobra partnership to include the Indian subcontinent, which now gives us global control of this promising premium brand. We entered into an exclusive licensing agreement with Obolon CJSC for manufacturing and distribution of Carling in Ukraine, Eastern Europe's second biggest beer market. This venture is off to a strong start. 2011 loss from continuing operations before income taxes and underlying pre-tax loss increased by 29.6% to $33.3 million and by 31.3% to $32.3 million, respectively, compared to 2010. Increased marketing, sales and other investments in our priority international markets were partially offset by higher sales volume. The additional week in 2011 had insignificant impacts on both sales volume and pre-tax loss.

The following table highlights summarized components of our condensed consolidated summary of operations for the fiscal years ended December 31, 2011, December 25, 2010, and December 26, 2009.

	For the Years Ended
	December 31, 2011	% change	December 25, 2010	% change	December 26, 2009
	(In millions, except percentages and per share data)
Volume in hectoliters	18.861	2.2%	18.464	(1.7)%	18.779
Net sales	$3,515.7	8.0%	$3,254.4	7.3%	$3,032.4
Income attributable to MCBC from continuing operations, net of tax	$674.0	0.9%	$668.1	(8.4)%	$729.4
Specials and other non-core items
Special items(1)	12.3	(42.3)%	21.3	(34.9)%	32.7
42% of MillerCoors specials(2)	47.4	N/M	12.7	(38.9)%	20.8
Basis amortization related to the Sparks brand impairment(3)	(25.2)	N/M	—	N/M	—
MillerCoors accounting elections(3)	—	N/M	—	(100.0)%	(7.3)
Gain on sale of non-core real estate(4)	(1.0)	100.0%	(0.5)	N/M	—
Changes to environmental litigation provisions(5)	0.2	(200.0)%	(0.2)	(113.3)%	1.5
Foster's total return swap(6)	(0.8)	(98.3)%	(47.9)	N/M	(0.7)
Gain related to sale of Montréal Canadiens(7)	—	N/M	—	(100.0)%	(46.0)
Unrealized loss on commodity swaps(8)	4.6	N/M	—	N/M	—
One-time employee related expenses(9)	2.5	N/M	—	N/M	—
Loss related to the change in designation of cross currency swaps(10)	6.7	N/M	—	N/M	—
Tax effect on special items(11)	(19.2)	N/M	13.4	(158.3)%	(23.0)
Non-GAAP: Underlying income attributable to MCBC from continuing operations, net of tax	$701.5	5.2%	$666.9	(5.7)%	$707.4
Income attributable to MCBC per diluted share from continuing operations	$3.62	1.4%	$3.57	(8.9)%	$3.92
Non-GAAP: Underlying income attributable to MCBC per diluted share from continuing operations	$3.76	5.6%	$3.56	(6.6)%	$3.81
N/M = not meaningful

(1)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 8 "Special Items" of the Notes to the Consolidated Financial Statements ("Notes") for additional information.

(2)	See "Results of Operations", "United States Segment" under the sub-heading "Special Items" in this section for additional information.

(3)
See Part II—Item 8 Financial Statements and Supplementary Data, Note 4 "Investments" of the Notes under the sub-headings "Equity Investments" and "Investment in MillerCoors" for additional information.

(4)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 6 "Other Income and Expense" of the Notes for additional information.

(5)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 20 "Commitments and Contingencies" of the Notes under the sub-heading "Environmental" for additional information.

(6)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 6 "Other Income and Expense" of the Notes for additional information.

(7)
See Part II—Item 8 Financial Statements and Supplementary Data, Note 4 "Investments" of the Notes under the sub-headings "All Other Equity Investments" and "Montréal Canadiens" for additional information.

(8)
The unrealized loss related to changes in fair value on aluminum swaps recorded in cost of goods sold within our non-reportable Corporate business activities. Once the exposure we are managing is realized, we will reclassify the gain or loss to the operating segment, allowing our operating segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. Unlike the majority of our derivative contracts, these swaps are not designated in a hedge accounting relationship. We entered into these swaps to hedge our commodity exposure while we renegotiated our contract with our aluminum supplier in Canada.

(9)
Under governmental pension arrangements in the U.K., we received tax rebates from 2003 to 2009. Following the identification that some of these rebates related to former employees, these rebates are now required to be repaid. This has resulted in a charge to employee related expenses of $1.1 million in cost of goods sold and $1.4 million in marketing, general and administrative expenses.

(10)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 18 "Derivative Instruments and Hedging Activities" of the Notes for additional information.

(11)
The effect of taxes on the adjustments used to arrive at underlying income, a non-GAAP measure, is calculated based on the statutory tax rate applicable to the item being adjusted for the jurisdiction from which each adjustment arises.

The following table highlights summarized components of our sales volume for the years ended December 31, 2011, December 25, 2010, and December 26, 2009:

	For the years ended
	December 31, 2011	% change	December 25, 2010	% change	December 26, 2009
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	18.861	2.2%	18.464	(1.7)%	18.779
Royalty volume(1)	0.451	30.0%	0.347	15.3%	0.301
Owned volume	19.312	2.7%	18.811	(1.4)%	19.080
Proportionate share of equity investment sales-to-retail(2)	29.046	(2.8)%	29.878	(3.3)%	30.888
Total worldwide beer volume	48.358	(0.7)%	48.689	(2.6)%	49.968

(1)	Includes our U.K. segment's volume in Ireland and our MCI segment's volume in Mexico, a portion of continental Europe, Russia, Vietnam and Philippines.

(2)	Reflects the addition of our proportionate share of equity method investments sales-to-retail for the periods presented, adjusted for comparable trading days, if applicable.
Worldwide beer volume is composed of our financial volume, royalty volume and proportionate share of equity investment sales-to-retail. Financial volume represents owned beer brands sold to unrelated external customers within our geographical markets net of returns and allowances. Royalty beer volume consists of product produced and sold by third parties under various license and contract-brewing agreements. Equity investment sales-to-retail brand volume represents our ownership percentage share of volume in our subsidiaries accounted for under the equity method, including MillerCoors and Modelo Molson Imports, L.P. ("MMI"), our joint venture in Canada with Grupo Modelo S.A.B. de C.V. ("Modelo").
Synergies and other cost savings initiatives
We achieved $60 million and $126 million of cost savings in 2011 and program to date, respectively, toward our second Resources for Growth ("RFG2") program's three-year goal of $150 million of annualized cost reductions by 2012.

In addition to our RFG2 savings, MillerCoors delivered $41 million of cost synergies in the first half of 2011, bringing the total synergies realized to $546 million since beginning operations on July 1, 2008, surpassing the original commitment to deliver $500 million by June 30, 2011. MillerCoors also delivered incremental cost savings of $70 million in 2011. We benefit from 42% of both the MillerCoors cost synergies and cost savings.
Components of our Statement of Operations
Net sales—Our net sales represent the sale of beer and other malt beverages net of excise taxes, the vast majority of which are brands that we own and brew ourselves. We import or brew and sell certain non-owned partner brands under licensing and related arrangements. We also sell certain "factored" brands (beverage brands owned by other companies, but sold and distributed by us), to on-premise customers in the U.K.
Cost of goods sold—Our cost of goods sold includes costs we incur to make and ship beer. These costs include brewing materials, such as barley, hops, and various grains. Packaging materials, including glass bottles, aluminum and steel cans, cardboard and paperboard are also included in our cost of goods sold. Additionally, our cost of goods sold include both direct and indirect labor, freight costs, utilities, maintenance costs, depreciation, and other manufacturing overheads, as well as the cost to purchase factored brands from suppliers.
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
Special Items—Our special items represent charges incurred or benefits realized that we do not believe to be indicative of our core operations; specifically, such items are considered to be one of the following:

•	infrequent or unusual items,

•	impairment or asset abandonment-related losses, or

•	restructuring charges and other atypical employee-related costs.
Although we believe these items are not indicative of our core operations, the items classified as Special Items are not necessarily non-recurring.
Equity income in MillerCoors—This item represents our proportionate share for the period of the net income of our investment in MillerCoors accounted for under the equity method. Such amount typically reflects adjustments similar to those made in preparing consolidated statements, including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between cost and underlying equity in net assets upon the formation of MillerCoors.
Interest expense, net—Interest costs associated with borrowings to finance our operations are classified here. Interest income in the U.K. segment is associated with trade loans receivable from customers.
Other income (expense)—This classification includes primarily gains and losses associated with activities not directly related to brewing and selling beer. For instance, certain gains or losses on foreign exchange and on sales of non-operating assets are classified in this line item.
Discussions of statement of operations line items such as noncontrolling interests and discontinued operations are discussed in detail elsewhere in MD&A and in Part II—Item 8 Financial Statements and Supplementary Data in the Notes.
Depreciation and Amortization
Depreciation and amortization expense increased $14.8 million in 2011 versus 2010 and decreased $5.7 million in 2010 versus 2009.

Income Taxes
Our effective tax rate was approximately 13% in 2011, 17% in 2010, and -2% in 2009. Our effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our Canadian and U.K. businesses. Our 2011 and 2009 tax rates were low due primarily to the favorable resolution of unrecognized tax positions. Our underlying effective tax rate was approximately 14% in 2011, 16% in 2010, and 1% in 2009. See table below for adjustments from effective tax rate.

	For the Years ended
	December 31, 2011	December 25, 2010	December 26, 2009
Effective tax rate	13%	17%	(2)%
Adjustments:
Foster's total return swap	—%	(1)%	—%
MillerCoors special items	1%	—%	—%
Tax rate changes	—%	—%	3%
Non-GAAP: Underlying effective tax rate	14%	16%	1%
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
We recognized gains of $2.7 million and $39.6 million and a loss of $9.0 million for 2011, 2010, and 2009, respectively. This amount is typically associated with adjustments to the indemnity liabilities due to changes in estimates and foreign exchange losses. However, during 2010, we recognized a gain of $42.6 million related to our settlement of a portion of our indemnity liabilities to FEMSA.
In 2011, we incurred a loss related to an adjustment in legal reserves related to discontinued operations of $0.4 million.

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
See "Outlook for 2012" for discussion of forward looking trends regarding the Canada segment.

	Fiscal year ended
	December 31, 2011	% change	December 25, 2010	% change	December 26, 2009
	(In millions, except percentages)
Volume in hectoliters	8.850	(0.8)%	8.922	2.1%	8.741
Net sales	$2,067.3	6.7%	$1,938.2	11.9%	$1,732.3
Cost of goods sold	(1,087.8)	12.2%	(969.6)	9.2%	(887.7)
Gross profit	979.5	1.1%	968.6	14.7%	$844.6
Marketing, general and administrative expenses	(485.6)	(1.1)%	(491.1)	17.2%	(418.9)
Special items, net	(11.6)	(31.8)%	(17.0)	31.8%	(12.9)
Operating income	482.3	4.7%	460.5	11.6%	412.8
Other income (expense), net	(7.4)	13.8%	(6.5)	N/M	49.8
Earnings before income taxes	$474.9	4.6%	$454.0	(1.9)%	$462.6
Adjusting items:
Special items(1)	11.6	(31.8)%	17.0	31.8%	12.9
Gain related to sale of Montréal Canadiens(1)	—	N/M	—	N/M	(46.0)
Non-GAAP: Underlying pre-tax income	$486.5	3.3%	$471.0	9.7%	$429.5
N/M = Not meaningful

(1)	See the sub-headings "Special Items" and "Other income (expense) net" in this section for additional information.
Foreign currency impact on results
Our Canada segment was favorably impacted by a 4.4% year-over-year increase in the value of the Canadian Dollar ("CAD") against the USD in 2011 versus 2010. This represented an approximate $12 million and $13 million increase to our 2011 USD earnings before income taxes and USD underlying pre-tax income, respectively. Our Canada segment was favorably impacted by a 9.7% year-over-year increase in the value of the CAD against the USD in 2010 versus 2009. This represented an approximate $33 million and $35 million increase to USD earnings before income taxes and USD underlying pre-tax income, respectively, for 2010.
Assets and liabilities recorded in foreign currencies that are the functional currencies for the respective operations are translated at the prevailing exchange rate at the balance sheet date. Revenue and expenses are translated at the average exchange rates during the period. Translation adjustments resulting from this process are reported as a separate component of other comprehensive income. Gains and losses from foreign currency transactions are included in earnings for the period.
Volume and net sales
Our 2011 Canada sales to retail ("STRs") decreased 1.0% versus 2010. Declines in established brands offset volume gains from our new brands, including the continued expansion of Molson M in Ontario and Western Canada, Keystone Lager into Ontario and the introduction of Molson Canadian 67 Sublime and Rickard's Blonde along with the continued expansion of Creemore and Granville Island to new markets. These declines were driven by increased competitor price discounting in key regions.

The Canadian beer industry STRs decreased in calendar year 2011 compared to 2010. As a result, our market share declined approximately a half-share point on a full-year basis.
Our 2011 Canada sales volume decreased by 0.8% to 8.9 million hectoliters, driven by the decline in STRs.
Our 2011 net sales per hectoliter increased 3.0% in local currency compared to 2010, driven by positive net pricing and the addition of the contract brewing sales to North American Breweries ("NAB").
Net sales increased to $2,067.3 million in 2011 compared to $1,938.2 million in 2010, driven by the increase in net sales per hectoliter and favorable foreign exchange rates partially offset by lower sales volume.
Our 2010 Canada STRs increased 1.4% versus 2009. Volume gains from our newly launched brands including Keystone Lager, Molson M and Molson Canadian 67 and the positive impact from the 2010 Vancouver Winter Olympics were partially offset by declines in our established brands.
Canada industry volumes declined an estimated 0.9% in 2010 compared to the 2009 calendar year. As a result, in 2010, we increased our market share nearly a full point on a full-year basis.
2010 sales volume in Canada increased by 2.1% to 8.9 million hectoliters versus 2009 sales volume of 8.7 million hectoliters, driven by the increase in STRs.
2010 net sales per hectoliter decreased 0.5% in local currency compared to 2009, driven by increased discounting activity and price segment shifts partially offset by favorable net pricing, which was led by price increases across all major markets.
Net sales increased to $1,938.2 million in 2010 compared to $1,732.3 million in 2009. This increase was driven by increased sales volume and favorable foreign exchange rates partially offset by the decrease in net sales per hectoliter.
Cost of goods sold
2011 cost of goods sold per hectoliter increased 8.4% in local currency versus 2010, driven by input inflation, the cost of brewing beer under our NAB contract this year, fixed cost de-leverage from lower volume, unfavorable package mix and cycling one-time cost reductions in 2010. These factors were partially offset by RFG2 savings in 2011.
2010 cost of goods sold per hectoliter decreased 3.1% in local currency versus 2009, primarily due to our RFG2 cost savings initiatives.
Marketing, general and administrative expenses
Our 2011 marketing, general and administrative expenses decreased 5.3% in local currency versus 2010, driven by lower employee incentive compensation and other overhead expenses, along with the release of an indirect tax reserve in 2011.
Our 2010 marketing, general and administrative expenses increased 6.4% in local currency compared to 2009, driven by increased sales support costs.
Special items, net
During 2011, we recognized special termination benefits of $5.2 million related to defined benefit pension plans. Additionally, we recognized a $7.6 million loss in 2011 related to the correction of an immaterial error to adjust fixed assets resulting from the performance of a fixed asset count. We also recognized a $2.0 million gain in 2011 resulting from a reduction of our guarantee of BRI's debt obligations.
During 2010, we recognized $12.8 million of expense related to a capital asset write-off and associated costs for the abandonment of sales support software, which had been under development. Additionally, we recognized expense for special termination benefits of $3.2 million in 2010 related to defined benefit pension plans and recognized $1.0 million of expense for restructuring costs.
During 2009, we recognized a $5.3 million pension curtailment loss and $3.0 million of restructuring costs associated with employee terminations at the Montréal brewery driven by the decision to shift Blue Moon production to facilities in the U.S. Additionally, we incurred $4.6 million of Edmonton brewery site preparation and impairment closure costs during the year. See Part II—Item 8 Financial Statements and Supplementary Data, Note 8 "Special Items" of the Notes for further discussion.

Other income (expense), net
Other expense in 2011 increased $0.9 million compared to 2010, primarily due to foreign currency movements. Other income (expense), net in 2010 was $56.3 million lower than 2009, driven by foreign currency movements and a $46.0 million gain in 2009 on the sale of the Montréal Canadiens. See Part II—Item 8 Financial Statements and Supplementary Data, Note 4 "Investments" of the Notes for further discussion.
United States Segment
The results and financial position of our U.S. segment operations are fully composed of our interest in MillerCoors and are being accounted for and reported by us under the equity method of accounting. See Part II—Item 8 Financial Statements and Supplementary Data, Note 1 "Basis of Presentation and Summary of Significant Accounting Policies" of the Notes regarding the MillerCoors joint venture.
See "Outlook for 2012" for discussion of forward looking trends regarding the U.S. segment.
The results of operations for MillerCoors for the years ended December 31, 2011, December 31, 2010, and December 31, 2009 are presented below.

	For the year ended
	December 31, 2011	% change	December 31, 2010	% change	December 31, 2009
	(In millions, except percentages)
Volumes in hectoliters	76.652	(2.8)%	78.823	(2.8)%	81.085
Net sales	$7,550.2	(0.3)%	$7,570.6	—%	$7,574.3
Cost of goods sold	(4,647.9)	(0.8)%	(4,686.3)	(0.7)%	(4,720.9)
Gross profit	2,902.3	0.6%	2,884.3	1.1%	2,853.4
Marketing, general and administrative expenses	(1,768.6)	(0.4)%	(1,775.1)	(8.4)%	(1,937.9)
Special items, net	(113.4)	N/M	(30.3)	(38.7)%	(49.4)
Operating income	1,020.3	(5.4)%	1,078.9	24.6%	866.1
Other income (expense), net	1.2	(50.0)%	2.4	166.7%	0.9
Income from continuing operations before income taxes and noncontrolling interests	1,021.5	(5.5)%	1,081.3	24.7%	867.0
Income tax expense	(7.5)	(1.3)%	(7.6)	(9.5)%	(8.4)
Income from continuing operations	1,014.0	(5.6)%	1,073.7	25.1%	858.6
Less: Net income attributable to noncontrolling interests	(10.2)	(38.9)%	(16.7)	5.7%	(15.8)
Net income attributable to MillerCoors	$1,003.8	(5.0)%	$1,057.0	25.4%	$842.8
Adjusting items:
Special items(1)	113.4	N/M	30.3	(38.7)%	49.4
Tax effect on special items, net	(0.4)	N/M	(0.1)	N/M	(0.1)
Non-GAAP: Underlying net income attributable to MillerCoors	$1,116.8	2.7%	$1,087.2	21.9%	$892.1
N/M = not meaningful

(1)	See the sub-heading "Special Items" in this section for additional information.

The following represents our proportional share of MillerCoors net income reported under the equity method (in millions):

	For the year ended December 31, 2011	% change	For the year ended December 25, 2010	% change	For the year ended December 26, 2009
Net income attributable to MillerCoors	$1,003.8	(5.0)%	$1,057.0	25.4%	$842.8
MCBC economic interest	42%		42%		42%
MCBC proportionate share of MillerCoors net income	421.6	(5.0)%	443.9	25.4%	354.0
MillerCoors accounting policy elections(1)(2)	—	N/M	—	N/M	7.3
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(1)	35.4	N/M	6.9	(41.0)%	11.7
Share-based compensation adjustment(1)	0.9	(83.0)%	5.3	(41.1)%	9.0
Equity Income in MillerCoors	$457.9	0.4%	$456.1	19.4%	$382.0
Adjusting items:
MCBC proportionate share of MillerCoors special items	47.6	N/M	12.7	(38.9)%	20.8
Basis amortization related to Sparks brand impairment(1)	(25.2)	N/M	—	N/M	—
Tax effect on special items	(0.2)	N/M	—	N/M	—
Non-GAAP Equity Income in MillerCoors	$480.1	2.4%	$468.8	16.4%	$402.8
N/M = not meaningful

(1)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 4 "Investments" of the Notes, for a detailed discussion of these equity method adjustments.

(2)	We reported income of $7.3 million in 2009 related to MillerCoors' accounting policy elections. We did not report any further adjustments in 2011 or 2010.
        The discussion below highlights the MillerCoors results of operations for the year ended December 31, 2011, versus the year ended December 31, 2010, and for the year ended December 31, 2010, versus the year ended December 31, 2009.
Volume and net sales
Adjusted for trading days, 2011 domestic STRs declined 2.3% versus 2010, driven by continued weak economic conditions affecting the entire industry. Declines in below premium and premium regular brands offset brand growth in Tenth and Blake. Additionally, premium light brands were down slightly. Blue Moon continued growing at a double-digit rate, Coors Light was up slightly, and the remaining focus brands (Miller Lite, Miller High Life, Keystone, and MGD 64) declined.
Total sales volume declined 2.8% in 2011 compared to 2010. Domestic sales-to-wholesalers decreased 3.0% driven by the decline in STRs, and contract brewing volume was unchanged versus 2010.
Domestic net sales per hectoliter increased 2.4% in 2011 compared to 2010, due to higher domestic net pricing and favorable sales mix.
Net sales decreased slightly to $7,550.2 million in 2011, compared to $7,570.6 million in 2010. This decrease was driven by lower sales volume largely offset by the increase in domestic net sales per hectoliter.
2010 domestic STRs decreased 3.2% versus 2009. The 2010 STR performance reflects growth in two of MillerCoors' six focus brands (Blue Moon achieved double-digit growth, while Keystone brands achieved single-digit growth), which was more than offset by reductions in MGD 64, Miller High Life, Miller Lite and losses in non-focus brands (Miller Genuine Draft, Miller Chill, Sparks, and Milwaukee's Best). Coors Light STRs were virtually unchanged for 2010.

Total sales volume declined 2.8% in 2010 versus 2009. Domestic sales-to wholesalers declined 3.0% due primarily to lower STRs, while contract brewing volume declined 0.7%.
Total net sales per hectoliter increased 2.8% in 2010 compared to 2009, due to higher domestic net pricing and favorable sales mix.
2010 net sales decreased to $7,570.6 million compared to $7,574.3 million in 2009. This decrease was driven by lower sales volume partially offset by the increase in domestic net sales per hectoliter.
Cost of goods sold
Cost of goods sold per hectoliter increased 2.0% to $60.64 in 2011 compared to 2010 of $59.45 per hectoliter. The increase was due to higher freight, fuel and packaging costs, and fixed-cost deleverage, which were partially offset by cost savings.
2010 cost of goods sold per hectoliter increased 2.1% to $59.45 compared to $58.22 per hectoliter in 2009. The increase was driven by an increase in packaging costs, fixed-cost deleverage, higher fuel prices and carrier rates. These increases were partially offset by savings from synergies and other cost-reduction initiatives and lower brewing materials costs.
Marketing, general and administrative expenses
2011 marketing, general and administrative expenses decreased by 0.4%, or $6.5 million versus 2010, driven by the one-time receipt of $14.0 million from a third party and lower marketing spending as strategic initiatives changed in 2011, specifically Coors Light changing its focus to local university alliances from the National Football League sponsorship, partially offset by higher information systems costs.
2010 marketing, general and administrative expenses decreased by 8.4%, or $162.8 million compared to 2009. These decreases were due to the delivery of synergy savings and other cost reductions, as well as lower benefit costs and share-based compensation.
Special Items
During 2011, MillerCoors recognized special charges totaling $113.4 million, driven primarily by a $60.0 million write-down of the value of the Sparks brand and a $50.9 million charge resulting from the planned assumption of the Milwaukee Brewery Worker's Pension Plan, an underfunded multi-employer pension plan.
During 2010, MillerCoors recognized $30.3 million of special charges driven largely by pension curtailment losses, as well as integration costs including severance and relocation costs resulting from the sales office reorganization.
During 2009, MillerCoors recognized $49.4 million of special charges for pension curtailment losses and integration-related expenses for the MillerCoors joint venture including costs for relocation, severance and sales office closures.
United Kingdom Segment
The U.K. segment produces and sells our owned brands principally in England and Wales. Results of the segment also include our licensing arrangements in the Republic of Ireland; our consolidated joint venture arrangement to produce, import and distribute the Grolsch brands in the U.K. and the Republic of Ireland; our consolidated joint venture agreement to produce and distribute the Cobra beer brands in the U.K. and the Republic of Ireland; factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us) in the U.K.; and our joint venture arrangement with DHL ("Tradeteam") for the distribution of products throughout the U.K. accounted for under the equity method. Additionally, we distribute the Modelo brands, including Corona, pursuant to a distribution agreement with Modelo.
See "Outlook for 2012" for discussion of forward looking trends regarding the U.K. segment.

	Fiscal year ended
	December 31, 2011	% change	December 25, 2010	% change	December 26, 2009
	(In millions, except percentages)
Volume in hectoliters(1)	9.151	3.2%	8.870	(6.7)%	9.510
Net sales(1)	$1,333.5	8.0%	$1,234.9	0.7%	$1,226.2
Cost of goods sold	(887.4)	12.0%	(792.6)	(0.4)%	(795.9)
Gross profit	446.1	0.9%	442.3	2.8%	430.3
Marketing, general and administrative expenses	(352.6)	1.0%	(349.2)	7.7%	(324.2)
Special items, net	0.3	(109.7)%	(3.1)	(83.6)%	(18.9)
Operating income	93.8	4.2%	90.0	3.2%	87.2
Interest income(2)	6.3	(6.0)%	6.7	(19.3)%	8.3
Other income (expense), net	(0.8)	(42.9)%	(1.4)	(70.2)%	(4.7)
Earnings before income taxes	$99.3	4.2%	$95.3	5.0%	$90.8
Adjusting items:
Special items(3)	(0.3)	(109.7)%	3.1	(83.6)%	18.9
One-time employee related expenses	2.5	N/M	—	N/M	—
Non-GAAP: Underlying pre-tax income	$101.5	3.2%	$98.4	(10.3)%	$109.7
N/M = Not meaningful

(1)
Reflects gross segment sales and for 2011 includes intercompany sales to MCI of 0.152 million hectoliters and $9.0 million of net sales. The offset is included within MCI cost of goods sold. These amounts are eliminated in the consolidated totals.

(2)	Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by note receivable balances outstanding from period-to-period.

(3)	See the sub-heading "Special Items" in this section for additional information.
Foreign currency impact on results
Our U.K. segment results were positively affected by a 4.2% year-over-year increase in the value of the British Pound ("GBP") against the USD in 2011 versus 2010. This represented an approximate $4 million increase to both USD earnings before income taxes and USD underlying pre-tax income for 2011. For 2010, we were unfavorably impacted by a 2% year-over year decrease in the value of the GBP against the USD. This represented an approximate $5 million decrease to both USD earnings before income taxes and USD underlying pre-tax income for 2010.
Assets and liabilities recorded in foreign currencies that are the functional currencies for the respective operations are translated at the prevailing exchange rate at the balance sheet date. Revenue and expenses are translated at the average exchange rates during the period. Translation adjustments resulting from this process are reported as a separate component of other comprehensive income. Gains and losses from foreign currency transactions are included in earnings for the period.
Volume and net sales
Our 2011 U.K. STRs increased 1.6% compared to 2010, driven by the addition of the Modelo brands and Sharp's brands this year. Market share increased nearly a half-share point in 2011 with the U.K. beer industry decreasing approximately 4%.
Our 2011 net sales per hectoliter of owned brand increased 4.1% in local currency versus 2010, driven by positive sales mix, especially the addition of the higher-priced Modelo brands, partially offset by lower net pricing.
Net sales increased to $1,333.5 million in 2011 compared to $1,234.9 million in 2010, driven by the increase in net sales per hectoliter, higher sales volume and favorable foreign exchange rates.
STRs for the our U.K. segment decreased 6.5% in 2010 versus 2009 predominantly reflecting declining industry volume in the U.K. and strong pricing for our brands.
Our 2010 net sales per hectoliter for owned brands increased 11.3% in local currency compared to 2009, due to positive pricing and sales mix.

Net sales increased to $1,234.9 million in 2010, compared to $1,226.2 million in 2009, driven by the increase in net sales per hectoliter partially offset by lower sales volume and unfavorable foreign exchange rates.
Cost of goods sold
Cost of goods sold per hectoliter in local currency increased by 4.6% in 2011 compared to 2010, primarily due to the addition of the Modelo brands along with input inflation.
2010 cost of goods sold per hectoliter in local currency increased by 9% versus 2009, driven by higher pension expense, the impact of channel and brand mix, and fixed-cost deleverage from lower volume.
Marketing, general and administrative expenses
2011 marketing, general and administrative expenses in local currency decreased 2.8% compared to 2010, due to lower employee incentive compensation and lower pension expense, partially offset by higher marketing spending.
2010 marketing, general and administrative expenses in local currency increased by 9% versus 2009, driven by higher pension expense, marketing and information systems costs, as well as the cost of adding the Cobra U.K. sales force in the middle of 2009.
Special items, net
During 2011, we recognized employee termination costs of $2.1 million related to supply chain restructuring activity and company-wide efforts to increase efficiency in certain operations, finance, information technology and human resource activities. Additionally, we recognized a $2.3 million gain related to a release of a portion of a non-income-related-tax reserve that was recorded as a special item in 2009.
During 2010, we recognized $2.6 million of employee termination costs related to restructuring activity resulting from on-going company-wide efforts to increase efficiency throughout the segment.
During 2009, we recognized $2.5 million of costs associated with the Cobra U.K. acquisition and recognized employee severance costs of $3.2 million related to individuals not retained subsequent to the acquisition. Additionally, we recognized $2.8 million of employee termination costs related to supply chain restructuring activity and company-wide efforts to increase efficiency in certain finance, information technology and human resource activities by outsourcing portions of those functions. During 2009, we also established a non-income-related tax reserve. See Part II—Item 8 Financial Statements and Supplementary Data, Note 8 "Special Items" of the Notes for further discussion.
Other income (expense), net
We incurred net other expense of $0.8 million, $1.4 million and $4.7 million in 2011, 2010 and 2009, respectively. The 2011 other expense is due to leasehold costs. 2010 other expense includes $1.0 million of leasehold costs and $0.3 million of foreign currency loss. The 2009 other expense includes $3.6 million of leasehold costs and $1.2 million of foreign currency loss.
Interest income
Interest income is earned on trade loans to U.K. on-premise customers. Interest income in local currency declined 6.0% and 19.3% in 2011 and 2010, respectively. The declines in both 2011 and 2010 were due to reductions in trade loan balances.
Molson Coors International Segment
The MCI segment is focused on growing and expanding our business and brand portfolios in our non-core and emerging markets, including Asia, Mexico, Latin America, the Caribbean (not including Puerto Rico as it is a part of the U.S. segment) and continental Europe. This segment includes our MC Si'hai joint venture in China and our MC Cobra India joint venture in India.

	Fiscal year ended
	December 31, 2011	% change	December 25, 2010	% change	December 26, 2009
	(In millions, except percentages)
Volume in hectoliters(1)	1.012	50.6%	0.672	27.3%	0.528
Net sales	$122.6	53.3%	$80.0	9.7%	$72.9
Cost of goods sold(2)	(77.6)	58.4%	(49.0)	14.8%	(42.7)
Gross profit	45.0	45.2%	31.0	2.6%	30.2
Marketing, general and administrative expenses	(77.4)	38.7%	(55.8)	7.1%	(52.1)
Special items, net	(1.0)	(9.1)%	(1.1)	N/M	—
Operating loss	(33.4)	29.0%	(25.9)	18.3%	(21.9)
Other income (expense), net	0.1	(50.0)%	0.2	(33.3)%	0.3
Losses before income taxes(3)	$(33.3)	29.6%	$(25.7)	19.0%	$(21.6)
Adjusting items:
Special items(4)	1.0	(9.1)%	1.1	N/M	—
Non-GAAP: Underlying pre-tax loss	$(32.3)	31.3%	$(24.6)	13.9%	$(21.6)
N/M = Not meaningful

(1)	Excludes royalty volume of 0.265 million hectoliters, 0.177 million hectoliters and 0.138 million hectoliters in 2011, 2010 and 2009, respectively.

(2)
Reflects gross segment amounts and for 2011 includes intercompany cost of goods sold from the U.K. of $9.0 million. The offset is included within U.K. net sales. These amounts are eliminated in the consolidated totals.

(3)	Includes loss attributable to noncontrolling interest of $3.0 million, $1.1 million and zero in 2011, 2010 and 2009, respectively.

(4)	See the sub-headings "Special Items" in this section for additional information.
Foreign currency impact on results
Our MCI segment operates in numerous countries around the world and each country's operations utilize distinct currencies. MCI's results were insignificantly impacted by foreign currency movements in both 2011 and 2010. This includes an insignificant effect on both USD losses before income taxes and USD underlying pre-tax loss.
Assets and liabilities recorded in foreign currencies that are the functional currencies for the respective operations are translated at the prevailing exchange rate at the balance sheet date. Revenue and expenses are translated at the average exchange rates during the period. Translation adjustments resulting from this process are reported as a separate component of other comprehensive income. Gains and losses from foreign currency transactions are included in earnings for the period.
Volume and net sales
MCI reported sales volume increased 50.6% in 2011 compared to 2010. The increase in sales volume was driven by our Asian market sales, primarily by sales in China and India, which included the addition of the MC Si'hai brands in mid-2010 and the MC Cobra India brands in mid-2011. Volume increases in continental Europe and Latin America also contributed to overall MCI volume growth in 2011.
2011 net sales increased 53.3% to $122.6 million versus 2010, driven primarily by higher sales volume.
MCI reported sales volume increased 27.3% in 2010 compared to 2009. The increase in sales volume was driven by our Asian market sales, primarily by sales in China, which included the addition of the MC Si'hai brands in mid-2010. Volume increases in continental Europe also contributed to overall volume growth.
Net sales increased 9.7% to $80.0 million in 2010 versus 2009, driven by higher sales volume.
Cost of goods sold
Cost of goods sold increased 58.4% and 14.8% in 2011 and 2010, respectively. Both of these increases were primarily driven by higher sales volume.

Marketing, general and administrative expenses
2011 marketing, general and administrative expenses were $77.4 million, an increase of $21.6 million, or 38.7%, compared to 2010. This increase was driven by investments in our priority international markets and the additions of the MC Si'hai and MC Cobra India joint ventures in China and India, respectively.
2010 marketing, general and administrative expenses were $55.8 million, an increase of $3.7 million, or 7.1%, versus 2009. This increase was driven by incremental investments in our priority international markets and the addition of the MC Si'hai joint venture in mid-2010.
Special items, net
Special items for 2011 and 2010 were charges of $1.0 million and $1.1 million, respectively, related to our acquisition and integration of our MC Si'hai and MC Cobra India joint ventures. There were no special items in 2009. See Part II—Item 8 Financial Statements and Supplementary Data, Note 8 "Special Items" of the Notes for further discussion.
Corporate
Corporate includes corporate interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, finance and accounting, treasury, insurance and risk management.

	Fiscal year ended
	December 31, 2011	% change	December 25, 2010	% change	December 26, 2009
	(In millions, except percentages)
Volume in hectoliters	—	—%	—	—%	—
Net sales	$1.3	—%	$1.3	30.0%	$1.0
Cost of goods sold	(5.3)	N/M	(1.0)	66.7%	(0.6)
Gross profit	(4.0)	N/M	0.3	(25.0)%	0.4
Marketing, general and administrative expenses	(103.4)	(11.2)%	(116.4)	10.2%	(105.6)
Special items, net	—	(100.0)%	(0.1)	(88.9)%	(0.9)
Operating loss	(107.4)	(7.6)%	(116.2)	9.5%	(106.1)
Interest expense, net	(114.3)	7.7%	(106.1)	12.6%	(94.2)
Other income (expense), net	(2.9)	N/M	51.6	N/M	4.0
Loss before income taxes	$(224.6)	31.6%	$(170.7)	(13.0)%	$(196.3)
Adjusting items:
Special items(1)	—	(100.0)%	0.1	(88.9)%	0.9
Sale of property(2)	(1.0)	100.0%	(0.5)	N/M	—
Environmental litigation provisions(3)	0.2	(200.0)%	(0.2)	(113.3)%	1.5
Foster's total return swap(1)	(0.8)	(98.3)%	(47.9)	N/M	(0.7)
Unrealized loss on commodity swaps	4.6	N/M	—	N/M	—
Loss related to the change in designation of cross currency swaps	6.7	N/M	—	N/M	—
Non-GAAP: Underlying pre-tax loss	$(214.9)	(2.0)%	$(219.2)	12.6%	$(194.6)
N/M = Not meaningful

(1)	See the sub-headings "Special Items" and "Other income (expense) net" in this section for additional information.

(2)
During 2010, we sold the Coors family home in Golden, Colorado to the Adolph Coors Company LLC and during 2011, we sold property to MillerCoors. In both transactions, the sales price was based on a market appraisal by an independent third party.

(3)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 20 "Commitments and Contingencies" of the Notes under the sub-heading "Environmental" for additional information.

Marketing, general and administrative expenses
2011 marketing, general and administrative expenses were $103.4 million, a decrease of $13.0 million or 11.2% versus 2010, due to lower project and employee incentive compensation costs.
2010 marketing, general and administrative expenses were $116.4 million, an increase of $10.8 million or 10.2% compared to 2009, primarily driven by costs to implement the RFG2 initiatives.
Special items, net
There were no special items for 2011, and we recorded net charges for 2010 and 2009 of $0.1 million and $0.9 million, respectively. These special items related to costs associated with strategic initiatives. See Part II—Item 8 Financial Statements and Supplementary Data, Note 8 "Special Items" of the Notes for further discussion.
Interest expense, net
Corporate net interest expense was $114.3 million, $106.1 million and $94.2 million in 2011, 2010 and 2009, respectively. The increase in 2011 compared to 2010 is due primarily to foreign currency movements (CAD strengthening against the USD impacting our CAD denominated debt) and moderately higher debt levels in 2011. The increase in 2010 compared to 2009 was driven primarily by the strengthening of the CAD versus the USD.
During the first quarter of 2009, we adopted a new accounting pronouncement related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The adoption, which requires retroactive application, impacted the historical accounting for the 2.5% Convertible Senior Notes due July 30, 2013. For the years ended December 31, 2011, December 25, 2010, and December 26, 2009, the additional non-cash interest expense was $17.5 million, $16.9 million and $16.4 million, respectively.
Other income (expense), net
Corporate other expense was $2.9 million for 2011, driven by $6.7 million expense related to the change in designation of our cross currency swaps from a cash flow hedge to a net investment hedge, partially offset by a $0.8 million realized gain related to the final settlement of the remaining Foster's total return swaps and related instruments, $0.5 million gain related to foreign currency movements and $1.0 million gain on the sale of non-core real estate to MillerCoors.
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
Simultaneously with our decision to exit our total return swaps, we entered into a series of option contracts that allowed us to effectively fix a range of settlement values for the total return swap positions as of the end of the third quarter of 2010. These option contracts were a combination of put and call options for which no premiums were paid or received. As of December 25, 2010, we had settled the option contracts related to the settled swaps. These settlements reduced the notional amount of the option contracts to 7.6 million Foster's shares as of 2010 year-end. The full year income associated with these option contracts was $21.7 million, of which approximately $12.4 million was unrealized as of 2010 year-end.
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
As of December 25, 2010, we had cash settled approximately $35 million related to these positions. During 2011, we settled out of the remaining positions and received an additional approximate $16 million, for total cash proceeds received of approximately $51 million.

Other income (expense), net in 2009 was to $4.3 million of income due to foreign currency movements.
Liquidity and Capital Resources
Our primary sources of liquidity include cash provided by operating activities, access to external borrowings and monetization of assets. We believe that cash flows from operations, including distributions from MillerCoors, and cash provided by short-term and long-term borrowings, when necessary, will be more than adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, and anticipated dividend payments and capital expenditures for the next twelve months and our long-term liquidity requirements.
A significant portion of our cash flows from operating activities is generated outside the U.S., in currencies other than USD. As of December 31, 2011, approximately 43% of our cash and cash equivalents are denominated in foreign currencies. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We have accrued for U.S. federal and state tax liabilities on the earnings of our foreign subsidiaries, except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal and state income tax payments in future years. We utilize a variety of financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.
Net Working Capital
As of December 31, 2011, and December 25, 2010, we had debt-free net working capital of $887.7 million and $888.1 million, respectively, excluding short-term borrowings and current portion of long-term debt. We commonly operate at minimal positive working capital levels or working capital deficits given the relatively quick turnover of our receivables and inventory, the levels of which fluctuate with the seasonality in our business. However, our current working capital level is bolstered by a high level of cash generated from revenue growth, as well as various cost saving initiatives. Our working capital is also sensitive to foreign exchange rates, as a significant majority of current assets and current liabilities are denominated in either CAD or GBP, while financial results are reported in USD. Below is a table outlining our current and historical net working capital levels (in millions):

	As of
	December 31, 2011	December 25, 2010
Current assets	$2,118.0	$2,220.9
Less: Current liabilities	(1,277.2)	(1,333.9)
Add back: Current portion of long-term debt and short-term borrowings	46.9	1.1
Debt-free net working capital	$887.7	$888.1
Cash Flows
Our business usually generates positive operating cash flow each year, and our debt maturities are generally of a longer-term nature. However, our liquidity could be impacted significantly by other risk factors described in Part I, "Item 1A. Risk Factors" presented herein.
Cash Flows from Operating activities
Net cash provided by operating activities of $868.1 million in 2011, was higher by $118.4 million compared to 2010. Drivers of this change include:

•
Lower pension contributions of approximately $270 million drove higher operating cash flow during 2011. This was partially offset by the timing of working capital in 2011, which drove lower operating cash flow.

•
Net income for 2011 including noncontrolling interest was lower by $32.8 million driven by lower worldwide beer volume, higher commodity inflation and the non-cash gain from discontinued operations in 2010.

Net cash provided by operating activities of $749.7 million in 2010, was lower by $108.6 million compared to 2009. Drivers of this change include:

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
Cash Flows from Investing activities
Net cash used in investing activities of $338.1 million in 2011, was higher by $70.7 million compared to the fiscal year 2010. Drivers of this change include:

•
In 2011, we made a $93.6 million capital contribution to BRI, which BRI used, along with the capital contributions received from its other shareholders, to repay its CAD 200 million debt releasing us from our guarantee of this debt.

•	Our additions to properties increased by $57.5 million in 2011 driven by the addition of a high-speed can line in our Montréal brewery.

•	We acquired Sharp's Brewery Ltd. for $29.4 million and paid $10.3 million for the controlling stake of MC Cobra India in 2011.

•	These increases in cash use were partially offset by the $96.0 million paid in 2010 to settle indemnities related to our discontinued operations.
Net cash used in investing activities of $267.4 million in 2010, was higher by $39.2 million compared to 2009. Drivers of this change include:

•	We paid $96 million in 2010 to settle indemnities related to our discontinued operations.

•	Our additions to properties and intangibles increased by $19.1 million.

•	Our trade loan repayments from customers decreased $15.5 million due to a reduction in trade loan balances.

•
These items that resulted in a higher use of net cash in investing activities were partially offset by a $55.4 million decrease in our net cash investment in MillerCoors and $35.1 million of proceeds from settlements of derivative instruments.

Cash Flows from Financing activities
Our debt position significantly affects our financing activity. See Part II—Item 8 Financial Statements and Supplementary Data, Note 13 "Debt" to the Notes for a summary of our debt position at December 31, 2011 and December 25, 2010.
Net cash used in financing activities totaled $665.1 million in 2011, compared to net cash used of $7.6 million in 2010, an increase of $657.5 million. Drivers of this change include:

•	In 2011, we initiated a stock repurchase plan through which we paid $321.1 million in exchange for 7.5 million shares.

•	We paid higher dividends of $27.0 million following our announcement of a 14.3% dividend increase effective in the second quarter of 2011.

•	Settlement of 25% of our cross currency swaps resulted in a cash use of $104.5 million in 2011 compared to the settlement of cross currency swaps of $42.0 million in 2010.

•	In 2010, we received proceeds from the issuance of long-term debt of $488.4 million offset by $300.0 million of payments on long-term debt.
Net cash used in financing activities totaled $7.6 million in 2010, compared to net cash used of $117.2 million compared to 2009, a decrease of $109.6 million. Drivers of this change include:

•	In 2010, we received $488.4 million of proceeds from issuance of long-term debt offset by $300.0 million of payments on long-term debt.

•
Additionally, we paid $42.0 million on settlements of debt-related derivatives and cash paid for dividends increased $31.5 million following our announcement of a 16.7% dividend increase effective in the second quarter of 2010.

Underlying Free Cash Flow
We generated $635.3 million of underlying free cash flow in 2011. This represents a decrease in underlying free cash flow compared to $924.3 million in 2010, driven primarily by lower net income, higher capital expenditures, changes in working capital, and the cycling of the 2010 gain from discontinued operations. With regard to our use of underlying free cash flow in 2011, we initiated a stock repurchase plan, made a capital contribution to BRI, settled a portion of the cross currency swaps, acquired Sharp's Brewery Ltd. in the U.K., and acquired a controlling stake in MC Cobra India. Additionally, in the second quarter of 2011, we announced our fourth consecutive annual dividend increase, a 14.3% increase, to an annual equivalent dividend rate of $1.28 per share.
The following table provides a reconciliation of Underlying Free Cash Flow to the nearest U.S. GAAP measure (Net Cash Provided by Operating Activities).

		For the Years Ended
		December 31, 2011	December 25, 2010	December 26, 2009
		(In millions)
U.S. GAAP:	Net Cash Provided by Operating Activities	$868.1	$749.7	$858.3
Less:	Additions to properties(1)	(235.4)	(177.9)	(158.8)
Less:	Investment in MillerCoors(1)	(800.1)	(1,071.2)	(514.5)
Add:	Return of capital from MillerCoors(1)	782.7	1,060.3	448.2
Add:	Proceeds from sale of assets and businesses(1)	4.6	5.2	58.0
Add:	Proceeds from settlements of derivative instruments(1)	15.4	35.1	—
Add:	Additional voluntary pension contributions(2)	—	285.0	—
Less:	Reduction of MillerCoors derivatives collateral requirements(3)	—	(6.7)	(54.9)
Add:	MillerCoors capital expenditures to attain synergies(3)	—	8.0	64.8
Add:	MillerCoors special cash expenses to attain synergies(3)	—	11.0	27.9
Add:	MillerCoors purchase of Western Beverage(3)	—	25.8	—
Non-GAAP:	Underlying Free Cash Flow (adjusted for special cash sources/uses at MillerCoors)	$635.3	$924.3	$729.0

(1)	Included in "Net Cash Used in Investing Activities".

(2)	Additional voluntary cash contributions of $195.5 million, $47.5 million and $42.0 million made to U.K., Canada and U.S. (MillerCoors at 42%) pension plans, respectively.

(3)
Amounts represent our proportionate 42% share of the cash flow impacts, as determined by management. These items adjust operating cash flow to arrive at our underlying free cash flow for 2011 and the comparable prior-year periods.

Capital Resources
Cash and Cash Equivalents
As of December 31, 2011, we had total cash and cash equivalents of $1,078.9 million, compared to $1,217.6 million at December 25, 2010. Our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 90 days or less. These investments are viewed by management as low-risk investments and on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary. Long-term debt was $1,914.9 million and $1,959.6 million at December 31, 2011, and December 25, 2010, respectively. Not included in these amounts are $44.7 million as of December 31, 2011, related to the current portion of long-term debt.
Borrowings
See Part II—Item 8 Financial Statements and Supplementary Data, Note 13 "Debt" of the Notes for a complete discussion and presentation of all borrowings and available sources of borrowing, including lines of credit.
The majority of our remaining debt outstanding as of December 31, 2011, consists of publicly traded and privately placed notes, with maturities ranging from 2012 to 2017. During the third quarter of 2010, we repaid our $300.0 million 4.85% notes that were due September 2010 and settled all related derivatives, including our cross currency swap which effectively swapped our USD borrowing to CAD 355.5 million, as well as our forward starting interest rate swap. During the fourth quarter of 2010, our wholly owned subsidiary, Molson Coors International LP, completed a 7-year CAD 500.0 million 3.95% fixed rate Series A Notes private placement in Canada. The Series A Notes will mature on October 6, 2017. The notes are guaranteed by MCBC and certain of our United States and Canadian subsidiaries and rank equally with our other outstanding notes and our credit facility.
Credit markets in the United States and across the globe have improved significantly since the financial crisis of late 2008. Based on communications with the lenders that are party to our credit facilities, we are confident in our ability to draw on such credit facilities if the need arose. There were no outstanding borrowings on our 4-year revolving $400 million credit facility as of December 31, 2011, which was issued in the second quarter of 2011. Concurrently, we terminated our $750 million revolving credit facility in the second quarter 2011, which was scheduled to expire in August 2011. We also have uncommitted lines of credit with several banks should certain business units need additional short-term liquidity.
Under the terms of some of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions. As of December 31, 2011, we were in compliance with all of these restrictions.
Use of Cash
We expect to take a balanced approach to our use of cash in 2012 and beyond, which could include cash dividends, stock repurchases, pension plan funding, settling out-of-the money cross currency swaps, preserving cash flexibility for potential growth opportunities and other general corporate uses.
On August 2, 2011, we announced that our Board of Directors approved a new program authorizing the repurchase of up to $1.2 billion of our Class B common stock, with an expected program term of three years. We may purchase shares from time to time, in the open market or through private transactions. The number, price and timing of the repurchases will be at our sole discretion and will be evaluated depending on market conditions, liquidity needs or other factors. Our Board of Directors may suspend, modify, or terminate the program at any time without prior notice. We expect to use existing cash balances and future free cash flow generation to fund the share repurchases. During the third quarter of 2011, our Board of Directors expanded this program to include the repurchase of our Class A common stock. There are fewer Class A shares available to repurchase on the open market, so the repurchases will continue to be primarily of Class B shares. We purchased a total of 7.5 million shares of our Class B common stock under the program in 2011 for $321.1 million.
Credit Rating
On November 8, 2011, Standard and Poor's raised our credit outlook to positive from stable while maintaining our BBB- credit rating. Our other long-term credit issuer ratings are Baa1 (stable outlook) from Moody's Investor Service and BBB High (stable outlook) from DBRS (Canadian rating agency). Our BBB- rating from Standard & Poor's is one notch above "below investment grade." Any future downgrade to "below investment grade" would increase borrowing costs under our revolving line of credit (under which there were no borrowings as of December 31, 2011, or as of December 25, 2010).
MillerCoors
MillerCoors distributes its excess cash to its owners, SABMiller and MCBC, on a 58%/42% basis, respectively. MillerCoors does not carry significant debt obligations, and there are no restrictions from external sources on its ability to make cash distributions to its owners.
MillerCoors recognized $301.8 million, $284.5 million and $291.5 million of depreciation and amortization during 2011, 2010 and 2009, respectively.
As of December 31, 2011, and December 31, 2010, MillerCoors had cash of $30.4 million and $46.1 million, respectively. As of December 31, 2011, and December 31, 2010, total debt was $28.2 million and $32.8 million, respectively.
MillerCoors contributed $86.3 million (our 42% share is $36.2 million) to its defined benefit pension plans in 2011. For 2012, MillerCoors' contributions to its defined benefit pension plans are expected to be approximately $110 million to $130 million (our 42% share is $46 million to $55 million), which are not included in our contractual cash obligations.
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
Capital Expenditures
In 2011, we spent $235.4 million on capital improvement projects worldwide, which excludes capital spending by MillerCoors and other equity method joint ventures, representing a 32% increase versus 2010 capital expenditures of $177.9 million. Of this, approximately 59% was in support of the Canada segment, with the remainder split between the U.K. (34%), MCI (5%) and Corporate (2%). The capital expenditure plan for 2012 is expected to be approximately $200 million, excluding MillerCoors.
Contractual Obligations and Commercial Commitments
Contractual Cash Obligations
A summary of our consolidated contractual obligations as of December 31, 2011, and based on foreign exchange rates at fiscal year end 2011, is as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Debt obligations	$1,992.7	$46.9	$575.0	$881.2	$489.6
Interest payments on debt obligations	300.8	79.1	135.2	71.7	14.8
Derivative payments(1)	320.1	107.6	212.5	—	—
Retirement plan expenditures(2)	159.6	66.3	16.9	17.6	58.8
Operating leases	114.1	29.5	40.5	17.0	27.1
Capital leases	1.8	0.5	1.0	0.3	—
Other long-term obligations(3)	2,736.2	701.3	854.1	642.6	538.2
Total obligations	$5,625.3	$1,031.2	$1,835.2	$1,630.4	$1,128.5
See Part II - Item 8 Financial Statements and Supplementary Data, Note 13 "Debt", Note 16 "Employee Retirement Plans", Note 17 "Postretirement Benefits", Note 18 "Derivative Instruments and Hedging Activities", and Note 20 "Commitments and Contingencies" of the Notes for additional information.

(1)
The "derivative payments" line includes the payment obligations, to be paid to counterparties under our derivative contracts, as well as interest on the cross currency swap agreements. These obligations are primarily related to the cross currency swaps and exclude derivatives in an asset position of $3.5 million. As market rates fluctuate, payments to or receipts from our counterparties will also fluctuate. Due to the nature of our counterparty agreements, we are not able to net positions with the same counterparty across business units. Thus, in the event of default, we may be required to early settle all out-of-the-money contracts, without the benefit of netting the fair value of any in-the-money positions against this exposure.

In September 2011, consistent with our previously disclosed plan to address the upcoming maturity of our cross currency swaps through a combination of settlement and extension, we cash settled approximately 25% of our pay GBP 530 million, receive $774 million swaps executed in 2002 and pay CAD 1.2 billion, receive GBP 530 million swaps executed in 2007 resulting in a net $98.7 million reduction of the liability associated with the swaps. Subsequently, in October 2011, we extended the terms of approximately half of the original cross currency swaps, such that the new maturities are March 2014. As of December 31, 2011, our cross currency swaps are in a net liability position of $311.9 million, of which $103.2 million remains due in May 2012. However, the amount ultimately settled will be dependent upon foreign exchange rates at maturity.

(2)
Represents expected contributions under our defined benefit pension plans in the next twelve months and our benefits payments under postretirement benefit plans for all periods presented. The net unfunded liability at December 31, 2011 under our defined benefit pension plans is $539.2 million (excluding our overfunded plans) and $168.4 million under the postretirement benefit plans. Contributions in future fiscal years will vary as a result of a number of factors, including actual plan asset returns and interest rates, and as such, have been excluded from the above table. We fund pension plans to meet the requirements set forth in applicable employee benefits laws. Sometimes we voluntarily increase funding levels to meet financial goals. Pension contributions on a consolidated basis (excluding MillerCoors, BRI and BDL) were $13 million in 2011. Excluding MillerCoors, BRI and BDL, we expect to make pension contributions of $50 million to $70 million in 2012. As a result of a $195.5 million contribution to the U.K. pension plan in late 2010, none are required until 2013. Our U.K. pension plan is subject to a statutory valuation for funding purposes every three years, with the next valuation being as of June 30, 2013. The 2010 statutory valuation resulted in a long-term funding commitment plan along with an MCBC guarantee of GBP 25 million annual contributions in 2013 through March 2022. The annum amount will be increased annually by the change in the Retail Price Index, subject to a maximum increase of 3% per annum. We have taken numerous steps in recent years to reduce our exposure to these long-term obligations, including the closure of the U.K. pension plan to future earning of service credit in early 2009 and benefit modifications in several of our Canada plans. However, given the net liability of these plans and their dependence upon the global financial markets for their financial health, the plans will continue to periodically require potentially significant amounts of cash funding.

(3)
Approximately $720.6 million of the total other long-term obligations relate to long-term supply contracts with third parties to purchase raw material and energy used in production. Approximately $994.7 million relates to commitments associated with Tradeteam in the United Kingdom. Our aggregate commitments for advertising and promotions, including sports sponsorship, total approximately $433.3 million. The remaining amounts relate to sales and marketing, distribution, information technology services, open purchase orders and other commitments. Included in other long-term obligations is $98.3 million for which we cannot reasonably estimate the timing of future cash flows, and therefore we have included these amounts in the longer than 5 year bucket.

Guarantees
We previously guaranteed our respective share of the indebtedness of BRI related to its CAD 200 million debt that matured in June 2012. In September 2011, we made a $93.6 million capital contribution to BRI. BRI used these funds, along with the capital contributions received from its other shareholders, to repay its CAD 200 million debt. Accordingly, we were released from our guarantee of this debt resulting in the full release from our guarantee liability.
Other Commercial Commitments as of December 31, 2011

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$25.3	$25.3	$—	$—	$—
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
Off-Balance Sheet Arrangements
As of December 31, 2011, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook for 2012
We expect 2012 to be as challenging as 2011 in all our markets. Additionally in 2012, we anticipate adverse foreign exchange rates and increased pension expense. We firmly believe that we have to continue to focus on our core brands and new innovation to drive top line revenue, which means growing Coors Light, Carling, Molson Canadian and Miller Lite. We also need to execute our innovation program effectively, and to help ensure this is achieved, we plan to invest incrementally in marketing in 2012.

We will continue to grow our existing international businesses and move them toward profitability over the next few years. Finally, we will consider prudent, value-enhancing growth opportunities through mergers and acquisitions. Despite these efforts, we expect the early part of the year to be especially challenging, partly due to higher brewery, marketing, and pension costs. Additionally, we will be cycling the release of a $3.8 million indirect tax reserve in Canada in the 1st quarter of 2011, and the volume pull-forward from the U.K. price increase, which we estimate pulled in nearly $3 million dollars from the first quarter of 2012. These factors will put increased pressure on the results of the first quarter of 2012. Later in 2012, we will be cycling lower employee incentive expense and the 53rd week sales in Canada and the U.K. last year.
In Canada, beyond the focus on Coors Light and Molson Canadian, we have begun full activation of our NHL sponsorship, driving relevance for our brands with hockey fans, a key consumer group in Canada. Our above-premium brands were highly successful in 2011 and finished the year with positive momentum, contributing one quarter of a share point of growth to our portfolio in the fourth quarter. Specifically, the Rickard's brands have benefited from some successful innovative brand launches. We will gain further geographic expansion of the Creemore and Granville Island brands through Six Pints, our new craft and specialty group. Beyond our current offerings, we plan to introduce some exciting new brands and packaging in 2012, which we expect will further strengthen our portfolio and competitive position in Canada.
We expect our 2012 Canada cost of goods sold per hectoliter to increase at a mid-single-digit rate in local currency, due to input inflation and higher distribution and pension costs, as well as the cost of brewing NAB contract volume, which was largely absent from the first half results in 2011.
In the U.S., MillerCoors will unveil its new take on Miller Lite taste at our distributor convention in mid-March. Innovations, such as the aluminum pint and the vortex bottle, have been received well by consumers and will continue to be a focus. MillerCoors will also unveil the innovative Miller Lite Taste Flow Can, along with new programs to drive Miller Lite engagement among our African American and Latino consumers. With Coors Light, MillerCoors will continue to drive success with Super Cold Activation, along with other packaging innovations such as the aluminum pint. MillerCoors will also remain focused on multicultural programs that reach Hispanic consumers through local-market soccer activations and the Coors Light Fanáticos Del Frio Web site. Miller64, the relaunch of the MGD64 brand, will be available at retail in early 2012, with bold, new packaging and positioning.
Tenth and Blake will continue to drive momentum around Blue Moon with Seasonals such as Blue Moon Spiced Amber Ale. Tenth and Blake is also looking at extending the Leinenkugel's Shandy brand with a version for the fall, and plans to continue to grow Peroni Nastro Azzurro with a strong focus on the on-premise channel. Additionally, Tenth and Blake will leverage its minority equity investment in Terrapin Beer Company and its acquisition of the Crispin Cider Company in the first quarter of 2012, which gives us significant and immediate presence in one of the industry's fastest-growing categories.
We expect MillerCoors cost of goods sold per hectoliter to increase at a low-single digit rate in 2012.
In the U.K., since our SAP system implementation in summer 2011, the team was focused on brand building and innovation activities. In 2012, we will be launching a major investment focus and refreshed positioning behind Cobra and Carling, plus Carling Chrome and a further new Carling brand extension, which will be advertised consistently through spring and summer. Coors Light will return with heavyweight support to build on strong double-digit growth in 2011. We are well into the first stage of a multi-year redevelopment program in our U.K. brewing network in order to improve bottle innovation, flexibility and performance, including additional brewing capacity for Doom Bar, and will enable us to deliver on our brand and innovation agenda. By the middle of 2012, we will have new Flow-wrap packaging capability up and running, and a new energy center and flexible bottling line will be under construction for early 2013 commissioning.
We expect our 2012 U.K. cost of goods sold per hectoliter to grow at a high-single-digit rate in local currency, driven by input inflation, sales mix and one-time expenses related to our U.K. brewery improvements in 2012. The incremental brewery expenses will total about $8 million in 2012, primarily in the first half of the year, and we expect these improvements to provide significant returns in the years ahead.
During 2012, MCI will continue to focus on leveraging the investments made in new markets and infrastructure over the past two years. The primary focus will be to continue to drive double-digit top-line growth in the key strategic markets of China, India, Russia, Ukraine, and Spain, focusing on the key brands of Coors Light, Carling, and Cobra. While we anticipate similar overall investment levels in these businesses in 2012 versus 2011, we expect these investments to be somewhat front-loaded in 2012. Our over-riding MCI goal remains to build this group of businesses quickly and to reduce our investment per hectoliter, so that our MCI group becomes a significant contributor to total-company profitability by 2015.
We expect 2012 marketing, general and administrative expense in Corporate to be approximately $115 million, which would represent a $12 million increase from 2011, driven by higher incentive compensation and project expense.
With regard to foreign currency impacts, if the CAD and GBP remain consistent relative to the USD, we may face substantial currency translation impacts throughout 2012 when compared with the 2011 actual results for those periods.

•
At 2011 year-end rates, CAD translation would negatively impact our Canada pre-tax earnings by approximately 3% to 5% over prior-year pre-tax earnings in each of the first three quarters of 2012. There would be a minimal impact in our fourth quarter pre-tax earnings. We anticipate our debt structure and currency hedging programs would offset about 50% to 60% of this foreign currency translation impact in 2012.

•
At 2011 year-end rates, GBP translation would negatively impact our U.K. pre-tax earnings by approximately 3% to 5% in each of the first three quarters of 2012, with an approximate 1% negative impact in the fourth quarter of 2012. We have no significant currency hedges focused on GBP exposures.

Interest
We anticipate 2012 Corporate net interest expense of approximately $100 million, at December 31, 2011, foreign exchange rates, excluding U.K. trade loan interest income.
Tax
Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statute of limitations expire or positions are otherwise effectively settled. We anticipate that our 2012 effective tax rate on income will be in the range of 17% to 21%. We continue to expect our normalized long-term tax rate to be in the range of 22% to 26%, although we anticipate that it will take a few years to move to that range. In addition, there are other pending law changes in the U.S., U.K., and Canada that, if enacted, could have an impact on our effective tax rate.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our consolidated financial statements we are required to make judgments and estimates that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Our estimates are based on historical experience, current trends and various other assumptions we believe to be relevant under the circumstances. We review the underlying factors used in our estimates regularly, including reviewing the significant accounting policies impacting the estimates, to ensure compliance with U.S. GAAP. However, due to the uncertainty inherent in our estimates, actual results may be materially different. We have identified the accounting estimates below as critical to understanding and evaluating the financial results reported in our consolidated financial statements.
For a complete description of our significant accounting policies, see Part II—Item 8 Financial Statements and Supplementary Data, Note 1 "Basis of Presentation and Summary of Significant Accounting Policies" of the Notes.
Pension and Postretirement Benefits
Pension and postretirement benefits include both our defined benefit plans that cover certain current and former employees in Canada, the U.K. and MCI, as well as our postretirement plans that provide medical benefits for retirees and their eligible dependents and life insurance for certain retirees in Canada and the U.S. The Canada and U.K. defined benefit plans are funded plans, but the MCI plan and the Canada and U.S. postretirement plans are unfunded. We also offer defined contribution plans in each of our segments.
Accounting for pensions and other postretirement benefits requires that we make assumptions including the discount rate, long-term expected rate of return on assets, compensation trends, inflation considerations, health care cost trends and other assumptions, as well as determine the fair value of assets in our funded plans. These assumptions involve considerable judgment and are significant inputs in the actuarial models that measure our net pension and postretirement obligations and ultimately impact our earnings.
Specifically, the discount rates, as well as the expected rates of return on assets and plan asset fair value determination, are important assumptions used in determining our plans' funded status and annual net periodic pension and postretirement benefit costs. We evaluate these critical assumptions at least annually on a plan and country-specific basis. We also periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our net pension and postretirement benefit obligations and related expense.

Discount Rates
The assumed discount rates are used to present-value future benefit obligations based on each plan's respective duration. The Canada pension and postretirement discount rates are based on our annual evaluation of high quality corporate bonds in the Canada market based on appropriate indices and actuarial guidance. The U.K. pension discount rate is based on information obtained from our actuary and reviewed in comparison with a published bond index reflective of the duration of our defined benefit obligations. We believe that our discount rate assumptions are appropriate; however, significant changes in our assumptions may materially affect our pension and postretirement benefit obligations and related expense.
At December 31, 2011, on a weighted average basis, the discount rates used were 4.56%, 4.65% and 1.30% for our Canada, U.K. and MCI defined benefit plans, respectively, and 4.67% and 4.35% for our Canada and U.S. postretirement plans, respectively. This is a reduction from the weighted average discount rates of 5.28% and 5.35% for our Canada and U.K. defined benefit plans, respectively, and 5.34% and 5.05% for our Canada and U.S. postretirement plans, respectively, at December 25, 2010, resulting from downward pressure on interest rates in each plan’s respective country impacted by the continued global economic slowdown.
Long Term Expected Rates of Return on Assets
The assumed long-term expected returns on assets (“EROA”) are used to estimate the actual return that will occur on each individual funded plan's respective plan assets in the upcoming fiscal year. We determine each plan's EROA with substantial input from independent investment specialists, including our actuaries, investment services and other consultants. In developing each plan's EROA, we consider current and expected asset allocations, historical market rates, and historical and expected returns on each plan's individual asset classes. In developing future return expectations for each of our plan's assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads. Based on the above factors and expected asset allocations, we have assumed, on a weighted average basis, the EROA's for our Canada and U.K. defined benefit plan assets were 4.62% and 6.25%, respectively, for cost recognition in 2012. This is a reduction from the weighted average rates of 5.50% and 6.65%, respectively, we had assumed in 2011. We believe that our EROA assumptions are appropriate; however, significant changes in our assumptions may materially affect our net periodic pension costs.
Our EROA assumptions are applied to each of our plan's assets using the "market-related value", which utilizes a delayed approach to recognition of asset-related gains and losses to reduce volatility resulting from significant market movements. Specifically, while employer contributions and realized gains and losses (such as dividends received or gains and losses on sales of assets) are reflected immediately in the market-related value of assets, each year's unrealized gains and losses are amortized into the market-related value over five years. Therefore, significant divergences of actual returns from expected returns may not have an immediate impact on each of our plan's future net periodic pension costs; rather, such differences will be amortized over the five years following the event. Therefore, future years' pension expense will continue to be impacted by the gains and losses experienced in prior years.
A 50 basis point change in our discount rate and expected return on assets assumptions made at the beginning of 2011 would have had the following effects on 2011 net periodic pension and postretirement benefit costs:

	Impact to 2011 pension and postretirement benefit costs - 50 basis points (unfavorable) favorable
	Decrease	Increase
	(In millions)
Description of pension and postretirement plan sensitivity item
Expected return on Canada plan assets	$(6.7)	$6.7
Expected return on U.K. plan assets	$(9.7)	$9.7
Discount rate on Canada pension plans	$(6.2)	$4.4
Discount rate on Canada postretirement plans	$(1.3)	$1.3
Discount rate on U.K. pension plan	$(4.9)	$5.1
Fair Value of Plan Assets
We recognize our defined benefit plans as assets or liabilities in the consolidated balance sheets based on their underfunded or overfunded status as of our fiscal year end and recognize changes in the funded status in the year in which the changes occur within other comprehensive income (“OCI”). Our funded status of our defined benefit plans is measured as the difference between each plan's projected benefit obligation (“PBO”) and its assets' fair values. The fair value of plan assets is determined by us using available market information and appropriate valuation methodologies. However, considerable judgment is required in selecting an appropriate methodology and interpreting market data to develop the estimates of fair value, especially in the absence of quoted market values in an active market. Changes in these assumptions or the use of different market inputs may have a material impact on the estimated fair values or the ultimate amount at which the plan assets are available to satisfy our plan obligations.
Equity assets are diversified between domestic and other international investments. Relative allocations reflect the demographics of the respective plan participants. The following compares target asset allocation percentages with actual asset allocations at December 31, 2011:

	Canada plans assets		U.K. plan assets
	Target allocations	Actual allocations	Target allocations	Actual allocations
Equities	33.4%	31.5%	30.0%	26.6%
Fixed income	66.6%	67.8%	40.0%	46.1%
Hedge funds	0.0%	0.0%	16.0%	17.4%
Real estate	0.0%	0.0%	7.0%	4.6%
Other	0.0%	0.7%	7.0%	5.3%

Other Considerations
Our net periodic pension and postretirement benefit costs are also influenced by the potential amortization (or non-amortization) from accumulated other comprehensive income of deferred gains and losses, which occur when actual experience differs from estimates. We employ the corridor approach for determining each plan's potential amortization. This approach defines the “corridor” as the greater of 10% of the PBO or 10% of the market-related value of plan assets (as discussed above) and requires amortization of the excess net gain or loss that exceeds the corridor over the average remaining service periods of active plan participants. As our U.K. plan is closed, the average remaining life expectancy of all plan participants (including retirees) is used. If our actuarial losses significantly exceed this corridor in the future, significant incremental pension and postretirement costs could result. As of year end 2011, the deferred losses of several of our Canadian plans, as well as those in our U.K. plan, exceeded the 10% corridor.
The assumed health care cost trend rates represent the rates at which health care costs are assumed to increase and are based on actuarial input and consideration of historical and expected experience. We use these trends as a significant assumption in determining our postretirement benefit obligation and related costs. Changes in our projections of future health care costs due to general economic conditions and those specific to health care will impact this trend rate. An increase in the trend rate would increase our obligation and expense of our postretirement healthcare plan. We believe that our health care cost trend rate assumptions are appropriate; however, significant changes in our assumptions may materially affect our postretirement benefit obligations and related costs. At December 31, 2011, the health care trend rates used were ranging ratably from 8.0% in 2012 to 5.0% in 2018 for the Canada plans and ranging from 8.2% in 2012 to 4.5% in 2028 for our U.S. plan. This is consistent with our health care trend rates of ranging ratably from 8.5% in 2011 to 5.0% in 2018 for the Canada plans and ranging from 8.2% in 2011 to 4.5% in 2028 for our U.S. plan, respectively, at December 25, 2010.
A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1% point increase (unfavorable)	1% point decrease favorable
	(In millions)
Canada plans
Effect on total of service and interest cost components	$(1.2)	$1.1
Effect on postretirement benefit obligation	$(18.1)	$16.5
U.S. plan
Effect on total of service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$(0.3)	$0.2

See Part II—Item 8 Financial Statements and Supplementary Data, Note 16 "Employee Retirement Plans" and Note 17 "Postretirement Benefits" of the Notes for further information about the financial status of these plans.
Contingencies, Environmental and Litigation Reserves
Contingencies, environmental and litigation reserves are recorded, when probable, using our best estimate of loss. This estimate, involving significant judgment, is based on an evaluation of the range of loss related to such matters and where the amount and range can be reasonably estimated. These matters are generally resolved over a number of years and only when one or more future events occur or fail to occur. Following our initial determination, we regularly reassess and revise the potential liability related to any pending matters as new information becomes available. Unless capitalization is allowed or required by U.S. GAAP, environmental and legal costs are expensed when incurred. We disclose pending loss contingencies when the loss is deemed reasonably possible, which requires significant judgment. As a result of the inherent uncertainty of these matters, the ultimate conclusion and actual cost of settlement may materially differ from our estimates.
Currently, our most significant contingency relates to our Kaiser indemnity obligations. Historically, we defined the valuation of most of our recorded liabilities for Kaiser indemnity obligations using multiple probability-weighted scenarios. During 2009, FEMSA participated, with our consent, in a Brazilian tax amnesty program that substantially reduced penalties, interest, and attorney's fees owed by FEMSA to the government. As a result, a larger portion of our estimated liabilities associated with purchased tax credit cases were considered probable losses under the indemnities, and were reclassified as current liabilities in 2009 to reflect our estimates of the timing of potential resolution. During the first quarter of 2010, we reached a settlement agreement with FEMSA related to this portion of our indemnity. Our indemnity continues to cover other remaining, purchased tax credits and also covers fees and expenses that Kaiser incurs to manage the cases through the administrative and judicial systems. Any costs associated with these items would be recognized in Discontinued Operations.
For the remaining portion of our indemnity obligations, not deemed probable, we continue to utilize probability-weighted scenarios in determining the value of the indemnity obligations.
See Part I—Item 3 Legal Proceedings and Part II—Item 8 Financial Statements and Supplementary Data, Note 20 "Commitments and Contingencies" of the Notes for a discussion of our contingencies, environmental and litigation reserves as of December 31, 2011.
Goodwill and Other Intangible Asset Valuation
Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. The Canada and the U.K. reporting units are consistent with our operating segments. However, for our China and India businesses, the reporting unit is one level below the MCI operating segment. Our significant indefinite-lived intangible assets include the Molson core brands and the Coors Light distribution rights in Canada, as well as the Carling brand in the U.K.
We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment at the reporting unit level at least annually or when an interim triggering event occurs that would indicate that impairment may have taken place. We evaluate our other definite-lived intangible assets for impairment when evidence exists that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in such impairment evaluations.
Our annual evaluation involves comparing each reporting unit's fair value to its respective carrying value, including goodwill. If the fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If a reporting unit's carrying value exceeds its fair value, a second step is required to measure possible goodwill impairment loss. This step would include valuing all tangible and intangible assets and liabilities of the reporting unit, excluding goodwill. Then, the implied fair value of the reporting unit's goodwill derived from this step would then be compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill were to exceed the implied fair value of the goodwill, we would recognize an impairment loss in an amount equal to the excess.
We use a combination of discounted cash flow analyses and market approaches to determine the fair value of each of our reporting units, and an excess earnings approach to determine the fair values of our indefinite-lived intangible assets. Our discounted cash flow projections include assumptions for growth rates for sales, costs and profits, which are based on various long-range financial and operational plans of each reporting unit or each indefinite-lived intangible asset. Additionally, discount rates used in our goodwill analysis are based on weighted average cost of capital, driven by, among other factors, the prevailing interest rates in geographies where these businesses operate, as well as the credit ratings and financing abilities and opportunities of each reporting unit. Discount rates for the indefinite-lived intangible analysis largely reflect the rates for the overall reporting unit valuations, with some level of premium associated with the specificity of the intangibles themselves. Our market-based valuations utilize earnings multiples of comparable public companies, which are reflective of the market in which each respective reporting unit operates, and recent market comparable transactions.
Our Canada and U.K. reporting units operate in mature beer markets, where we are reliant on a major brand for a high percentage of sales. Changes in the factors used in our fair value estimates, including declines in industry or company-specific beer volume sales, margin erosion, termination of brewing and/or distribution agreements with other brewers, and discount rates used, could have a significant impact on the fair values of the reporting units.
We completed the required annual impairment testing as of June 26, 2011, the first day of our fiscal third quarter, and concluded there were no impairments with regards to goodwill or our indefinite-lived intangible assets. In 2011, the discount rates used in developing our fair value estimates for each of our reporting units were 9.0%, 9.5% and 16.0% for our Canada, U.K. and China reporting units, respectively. Discount rates used for testing of indefinite-lived intangibles ranged from 9% to 15%.
Through our annual impairment testing, it was determined that the fair value of our China reporting unit, included in MCI, was not significantly in excess of its carrying value (of which $9.6 million is goodwill as of December 31, 2011). In the fifteen months since our investment, the performance of MC Si'hai (included in our China reporting unit) did not meet our expectations due to delays in executing our business plans. While we continue to work at resolving the delays, no guarantee can be made that our efforts will be successful. As a consequence, the fair value of our China reporting unit only exceeded its carrying value by 4% and a future goodwill impairment charge related to the China reporting unit may be required.
As of December 31, 2011, the carrying values of goodwill and indefinite-lived intangible assets were $1.5 billion and $4.3 billion, respectively. If actual performance results differ significantly from our projections or we experience significant fluctuations in our other assumptions, a material impairment charge may occur in the future.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 12 "Goodwill and Intangible Assets" of the Notes for further discussion and presentation of these amounts.
Derivatives and Other Financial Instruments
Derivative financial instruments are used as part of our normal business operations to manage our exposure to fluctuations in various market risks. Our derivative financial instruments are recorded on the consolidated balance sheets as assets or liabilities at fair value. We determine fair value by using available market information and appropriate valuation methodologies. However, considerable judgment is required in selecting an appropriate methodology and interpreting market data to develop the estimates of fair value, especially in the absence of quoted market values in an active market. Changes in these assumptions or the use of different market inputs may have a material impact on the estimated fair values. Additionally, the fair values used may differ materially from the ultimate amount at which the instruments are settled.
Qualifying derivative financial instruments in a hedge accounting relationship requires that, contemporaneous with the execution of the contract and over the term of the arrangement, the hedged item and related hedging instrument meet the strict requirements of hedge accounting, including testing the effectiveness of the hedging instrument in offsetting changes in the fair value of the hedged item at inception and each reporting period thereafter. If the relationship is no longer considered highly effective, we discontinue hedge accounting prospectively. The rules and interpretations related to derivative accounting are complex and require that we develop forecasts of our foreign exchange and commodity needs that can require significant management judgment regarding future events. Failure to apply this complex guidance correctly or failure to accurately forecast our hedged items could result in significant ineffectiveness from being overhedged, and could ultimately result in all changes in the fair value of the derivative being reported in earnings, without regard to the offsetting changes in the fair value of the hedged item. Specifically, if our derivative financial instruments fail to continue to qualify for hedge accounting, significant volatility could be introduced to our consolidated statements of operations.
Our derivative financial instruments that qualify for hedge accounting include both net investment and cash flow hedges. Changes in fair values (to the extent of hedge effectiveness) of outstanding cash flow and net investment hedges are recorded in OCI, until earnings are affected by the variability of cash flows of the underlying hedged item or the sale of the underlying net investment, respectively. Effective hedges offset the gains or losses recognized on the underlying exposure in the consolidated statement of operations. Any ineffectiveness is recorded directly into earnings.
We record realized gains and losses from derivative instruments in the same financial statement line item as the hedged item/forecasted transaction. Changes in unrealized gains and losses for derivatives not designated in a hedge accounting relationship are recorded directly in earnings each period and are recorded in the same financial statement line item as the associated realized (cash settled) gains and losses. Cash flows from the settlement of derivatives appear in the consolidated statement of cash flows in the same categories as the cash flows of the hedged item.

Our long-term supplier based contracts are not recorded at fair value and are accounted for on an accrual basis as either we have determined that they are not derivatives under U.S. GAAP or we have elected to apply the Normal Purchase Normal Sale exemption to the contract.
At December 31, 2011, derivative assets and liabilities were $3.5 million and $320.1 million, respectively. See Part II—Item 7a Quantitative and Qualitative Disclosures About Market Risk and Part II—Item 8 Financial Statements and Supplementary Data, Note 13 "Debt" and Note 18 "Derivative Instruments and Hedging Activities" of the Notes for additional information.
Income Taxes
Income taxes are accounted for in accordance with U.S. GAAP. Judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our global business, there are many transactions for which the ultimate tax outcome is uncertain. Additionally, our income tax provision is based on calculations and assumptions that are subject to examination by many different tax authorities. We adjust our income tax provision in the period it is probable that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.
We are periodically subject to tax return audits by both foreign and domestic tax authorities, which can involve questions regarding our tax positions. Settlement of any challenge resulting from these audits can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on its technical merits. We measure and record the tax benefits from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Our estimated liabilities related to these matters are adjusted in the period in which the uncertain tax position is effectively settled, the statute of limitations for examination expires or when additional information becomes available. Our liability for unrecognized tax benefits requires the use of assumptions and significant judgment to estimate the exposures associated with our various filing positions. Although we believe that the judgments and estimates made are reasonable, actual results could differ and resulting adjustments could materially affect our effective income tax rate and income tax provision.
We have elected to treat our portion of all foreign subsidiary earnings through December 31, 2011, as permanently reinvested under the accounting guidance and accordingly, have not provided for any U.S. federal or state tax thereon. As of December 31, 2011, approximately $920 million of retained earnings attributable to foreign subsidiaries was considered to be indefinitely invested. Our intention is to reinvest the earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. However, we believe that U.S. foreign tax credits would largely eliminate any U.S. taxes and offset any foreign withholding taxes due upon remittance.
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
New Accounting Pronouncements Not Yet Adopted
Fair Value Measurement
In May 2011, the FASB issued authoritative guidance related to fair value measurement and disclosure requirements. The new guidance results in a consistent definition of fair value and convergence between U.S. GAAP and International Financial Reporting Standards ("IFRS") on both how to measure fair value and on what disclosures to provide about fair value measurements. The guidance is effective for our quarter ending March 31, 2012. We do not anticipate that this guidance will have an impact on our financial position or results from operations.
Presentation of Other Comprehensive Income
In June 2011, the FASB issued authoritative guidance related to the presentation of other comprehensive income, which was later amended in December 2011. Upon adoption of the guidance, as amended, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for our quarter ending March 31, 2012. The impact of this guidance is limited to a change in the presentation of our results.
Testing Goodwill for Impairment
In September 2011, the FASB issued authoritative guidance related to goodwill impairment testing. The new guidance permits an entity to first assess qualitative factors to whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The guidance is effective for annual and interim goodwill impairment tests performed for our fiscal years beginning January 1, 2012. We do not anticipate that this guidance will have an impact on our financial position or results from operations.
Disclosure about Offsetting Assets and Liabilities
In December 2011, the FASB issued authoritative guidance enhancing the disclosure requirements related to offsetting asset and liability positions. The update creates new disclosure requirements about the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to better facilitate comparison between financial statements prepared under U.S. GAAP and IFRS by requiring entities to provide financial statement users information about both gross and net exposures. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods thereafter. We do not anticipate that this guidance will have an impact on our financial position or results from operations. However, we are currently evaluating the impact of this guidance on our existing disclosures.
See Part II-Item 8 Financial Statements and Supplementary Data, Note 2 "New Accounting Pronouncements" of the Notes for a description of new accounting pronouncements that we have adopted.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we actively manage our exposure to various market risks by entering into various supplier- and market-based hedging transactions, authorized under established risk management policies that place clear controls on these activities. Our objective in managing these exposures is to decrease the volatility of our earnings and cash flows due to changes in underlying rates and costs.
The counterparties to our market-based transactions are generally highly rated institutions. We perform assessments of their credit risk regularly. Our market-based transactions include a variety of derivative financial instruments, none of which are used for trading or speculative purposes.
Interest Rate Risk
We are exposed to volatility in interest rates with regard to current and future debt offerings. Primary exposures include U.S. Treasury rates, Canadian government rates, and LIBOR. To mitigate this exposure and to achieve our desired fixed-to-floating rate debt profile, we may enter into interest rate swaps from time to time.
Foreign Exchange Risk
Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency-denominated cash flows. Our primary foreign currency exposures are the CAD and the GBP. We manage this exposure through foreign currency forward contracts and cross currency swaps.
Commodity Price Risk
We use commodities in the production and distribution of our products. To manage the related price risk for these costs, we utilize market-based derivatives and long-term supplier-based contracts. Our primary objective when entering into these transactions is to achieve price certainty for commodities used in our supply chain. We manage our exposures through a combination of purchase orders, long-term supply contracts, and over-the-counter swaps.

Details of market-risk sensitive debt, derivative and other financial instruments, are included in the table below.

	Notional amounts by expected maturity date							December 31, 2011	December 25, 2010
	December
	2012	2013	2014	2015	2016	Thereafter	Total	Fair value	Fair value
	(In millions)
Long-term debt:
$850 million, 6.375% fixed rate notes, due 2012	44.6	—	—	—	—	—	44.6	(45.7)	(47.9)
CAD 900 million, 5.0% fixed rate, notes due 2015	—	—	—	881.2	—	—	881.2	(971.9)	(955.7)
$575 million, 2.5% convertible bonds, due 2013	—	575.0	—	—	—	—	575.0	(608.5)	(647.2)
CAD 500 million, 3.95% fixed rate Series A notes, due 2017	—	—	—	—	—	489.6	489.6	(507.5)	(486.8)
Foreign currency management:
Forwards	240.3	224.3	—	—	—	—	464.6	2.2	(16.2)
Cross currency swaps(1)	293.8	—	588.7	—	—	—	882.5	(311.9)	(412.2)
Commodity pricing management:
Swaps (notional in GJ)	1.5	0.7	—	—	—	—	2.2	(2.3)	(2.1)
Swaps (notional in MT, rounds to zero)	—	—	—	—	—	—	—	(4.6)	—

(1)
Our cross currency swaps consist of a series of contracts with a net position of pay GBP 398 million, receive USD $580 million for the swaps executed in 2002 and a net position of pay CAD 901 million, receive GBP 398 million for the swaps executed in 2007. On an aggregate basis, the GBP pay leg of the 2002 swaps and the GBP receive leg of the 2007 swaps offset leaving a series of net pay CAD, receive USD swaps. Approximately one-third of these swaps are due in May 2012 and the remainder mature in March 2014.  These swaps are used to hedge our exposure to foreign currency fluctuations related to our investment in our Canadian operations. See Part II—Item 8 Financial Statements and Supplementary Data, Note 18 "Derivatives Instruments and Hedging Activities" of the Notes for further discussion.

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

	As of
	December 31, 2011	December 25, 2010
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(72.6)	$(2.3)
Interest rate risk:
Debt	$(124.2)	$(229.0)
Commodity price risk:
Swaps	$(2.7)	$(2.4)
Cross currency risk:
Swaps	$(91.0)	$(4.5)
Equity price risk:
Cash settled total return swap	$—	$(4.1)
Option contracts	$—	$(1.5)

ITEM 8.    Financial Statements and Supplementary Data

Index to Financial Statements	Page
Consolidated Financial Statements:
Management's Report	56
Report of Independent Registered Public Accounting Firm	57
Consolidated Statements of Operations for the three years ended December 31, 2011, December 25, 2010, and December 26, 2009	58
Consolidated Balance Sheets at December 31, 2011, and December 25, 2010	59
Consolidated Statements of Cash Flows for the three years ended December 31, 2011, December 25, 2010, and December 26, 2009	61
Consolidated Statements of Stockholders' Equity and Noncontrolling Interests for the three years ended December 31, 2011, December 25, 2010, and December 26, 2009	63
Notes to Consolidated Financial Statements	65

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
The established system of accounting procedures and related internal controls provide reasonable assurance that the assets are safeguarded against loss and that the policies and procedures are implemented by qualified personnel. The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based upon its assessment, management concluded that, as of December 31, 2011, the Company's internal control over financial reporting was effective.
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

/s/ Peter Swinburn	/s/ Stewart Glendinning
President & Chief Executive Officer,	Chief Financial Officer,
Molson Coors Brewing Company	Molson Coors Brewing Company
February 24, 2012	February 24, 2012

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Molson Coors Brewing Company:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Molson Coors Brewing Company and its subsidiaries at December 31, 2011 and December 25, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Denver, Colorado
February 24, 2012

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Sales	$5,169.9	$4,703.1	$4,426.5
Excise taxes	(1,654.2)	(1,448.7)	(1,394.1)
Net sales	3,515.7	3,254.4	3,032.4
Cost of goods sold	(2,049.1)	(1,812.2)	(1,726.9)
Gross profit	1,466.6	1,442.2	1,305.5
Marketing, general and administrative expenses	(1,019.0)	(1,012.5)	(900.8)
Special items, net	(12.3)	(21.3)	(32.7)
Equity income in MillerCoors	457.9	456.1	382.0
Operating income (loss)	893.2	864.5	754.0
Other income (expense), net
Interest expense	(118.7)	(110.2)	(96.6)
Interest income	10.7	10.8	10.7
Other income (expense), net, includes $46.0 gain in 2009 on related party transactions, see Note 4	(11.0)	43.9	49.4
Total other income (expense), net	(119.0)	(55.5)	(36.5)
Income (loss) from continuing operations before income taxes	774.2	809.0	717.5
Income tax benefit (expense)	(99.4)	(138.7)	14.7
Net income (loss) from continuing operations	674.8	670.3	732.2
Income (loss) from discontinued operations, net of tax	2.3	39.6	(9.0)
Net income (loss) including noncontrolling interests	677.1	709.9	723.2
Less: Net (income) loss attributable to noncontrolling interests	(0.8)	(2.2)	(2.8)
Net income (loss) attributable to Molson Coors Brewing Company	$676.3	$707.7	$720.4
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$3.65	$3.59	$3.96
From discontinued operations	0.01	0.21	(0.05)
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$3.66	$3.80	$3.91
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$3.62	$3.57	$3.92
From discontinued operations	0.01	0.21	(0.05)
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$3.63	$3.78	$3.87
Weighted average shares—basic	184.9	185.9	184.4
Weighted average shares—diluted	186.4	187.3	185.9
Amounts attributable to Molson Coors Brewing Company
Net income (loss) from continuing operations	$674.0	$668.1	$729.4
Income (loss) from discontinued operations, net of tax	2.3	39.6	(9.0)
Net income (loss) attributable to Molson Coors Brewing Company	$676.3	$707.7	$720.4
See notes to consolidated financial statements

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (IN MILLIONS)

	As of
	December 31, 2011	December 25, 2010
Assets
Current assets:
Cash and cash equivalents	$1,078.9	$1,217.6
Accounts and notes receivable:
Trade, less allowance for doubtful accounts of $10.3 and $7.4, respectively	529.9	503.8
Affiliates	58.9	67.0
Current notes receivable and other receivables, less allowance for doubtful accounts of $1.8 and $2.5, respectively	137.2	158.7
Inventories:
Finished	140.7	134.3
In process	15.3	16.6
Raw materials	41.8	32.1
Packaging materials	9.4	12.0
Total inventories	207.2	195.0
Maintenance and operating supplies, less allowance for obsolete supplies of $5.9 and $4.1, respectively	22.0	20.2
Other current assets	72.0	58.0
Deferred tax assets	11.6	—
Discontinued operations	0.3	0.6
Total current assets	2,118.0	2,220.9
Properties, less accumulated depreciation of $1,020.1 and $926.5, respectively	1,430.1	1,388.7
Goodwill	1,453.3	1,489.1
Other intangibles, less accumulated amortization of $442.7 and $406.8, respectively	4,586.0	4,655.1
Investment in MillerCoors	2,487.9	2,574.1
Deferred tax assets	149.9	188.2
Notes receivable, less allowance for doubtful accounts of $4.4 and $6.6, respectively	32.7	43.0
Other assets	165.9	138.5
Total assets	$12,423.8	$12,697.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued) (IN MILLIONS, EXCEPT PAR VALUE)

	As of
	December 31, 2011	December 25, 2010
Liabilities and equity
Current liabilities:
Accounts payable:
Trade	$268.5	$227.8
Affiliates	32.7	40.4
Accrued expenses and other liabilities	646.8	804.6
Derivative hedging instruments	107.6	26.4
Deferred tax liabilities	161.3	219.6
Current portion of long-term debt and short-term borrowings	46.9	1.1
Discontinued operations	13.4	14.0
Total current liabilities	1,277.2	1,333.9
Long-term debt	1,914.9	1,959.6
Pension and post-retirement benefits	697.5	458.6
Derivative hedging instruments	212.5	404.8
Deferred tax liabilities	455.6	466.7
Unrecognized tax benefits	76.4	80.8
Other liabilities	77.5	126.4
Discontinued operations	22.0	24.2
Total liabilities	4,733.6	4,855.0
Commitments and contingencies (Note 20)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, voting, $0.01 par value (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, non-voting, $0.01 par value (authorized: 500.0 shares; issued: 162.7 shares and 162.0 shares, respectively)	1.6	1.6
Class A exchangeable shares, no par value (issued and outstanding: 2.9 shares and 3.0 shares, respectively)	110.5	111.2
Class B exchangeable shares, no par value (issued and outstanding: 19.3 shares and 19.2 shares, respectively)	724.8	725.0
Paid-in capital	3,572.1	3,548.4
Retained earnings	3,689.7	3,241.5
Accumulated other comprehensive income (loss)	(129.7)	171.1
Class B common stock held in treasury at cost (7.5 shares and zero shares at December 31, 2011 and December 25, 2010, respectively)	(321.1)	—
Total Molson Coors Brewing Company stockholders' equity	7,647.9	7,798.8
Noncontrolling interests	42.3	43.8
Total equity	7,690.2	7,842.6
Total liabilities and equity	$12,423.8	$12,697.6
See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (IN MILLIONS)

	For the Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$677.1	$709.9	$723.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217.1	202.3	208.0
Amortization of debt issuance costs and discounts	22.5	20.6	19.4
Share-based compensation	24.7	27.4	22.8
Loss (gain) on sale or impairment of properties and intangibles	8.6	19.1	(38.1)
Excess tax benefits from share-based compensation	(2.0)	(4.8)	(21.7)
Deferred income taxes	38.9	68.0	127.8
Loss (gain) on foreign currency fluctuations and derivative instruments	9.1	(9.9)	(0.1)
Equity income in MillerCoors	(457.9)	(456.1)	(382.0)
Distributions from MillerCoors	457.9	456.1	401.1
Equity in net income of other unconsolidated affiliates	(23.2)	(18.2)	(6.9)
Distributions from other unconsolidated affiliates	28.4	14.0	16.6
Change in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations) and other:
Receivables	(29.0)	(7.8)	(63.3)
Inventories	(17.1)	(10.1)	1.8
Payables	(16.4)	45.3	21.0
Other assets and other liabilities	(68.3)	(266.5)	(180.3)
(Gain) loss from discontinued operations	(2.3)	(39.6)	9.0
Net cash provided by operating activities	868.1	749.7	858.3
Cash flows from investing activities:
Additions to properties and intangible assets	(235.4)	(177.9)	(158.8)
Proceeds from sales of businesses and other assets, includes $53.3 in 2009 on related party transaction, see Note 4.	4.6	5.2	58.0
Acquisition of businesses, net of cash acquired	(41.3)	(19.8)	(41.7)
Change in restricted cash balances	6.7	(10.8)	—
Payment on discontinued operations	—	(96.0)	—
Investment in MillerCoors	(800.1)	(1,071.2)	(514.5)
Return of capital from MillerCoors	782.7	1,060.3	448.2
Deconsolidation of Brewers' Retail, Inc.	—	—	(26.1)
Investment in and advances to an unconsolidated affiliate	(83.2)	—	—
Trade loan repayments from customers	22.4	16.6	32.1
Trade loans advanced to customers	(9.9)	(9.1)	(25.5)
Proceeds from settlements of derivative instruments	15.4	35.1	—
Other	—	0.2	0.1
Net cash used in investing activities	(338.1)	(267.4)	(228.2)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (IN MILLIONS)

	For the Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	11.6	38.5	43.1
Excess tax benefits from share-based compensation	2.0	4.8	21.7
Payments for purchase of treasury stock	(321.1)	—	—
Dividends paid	(228.1)	(201.1)	(170.4)
Dividends paid to noncontrolling interest holders	(2.3)	(3.7)	(2.9)
Proceeds from issuances of long-term debt	—	488.4	—
Debt issuance costs	(2.2)	(3.3)	—
Payments on long-term debt and capital lease obligations	(0.3)	(300.0)	(0.4)
Proceeds from short-term borrowings	6.8	12.1	14.7
Payments on short-term borrowings	(18.3)	(8.1)	(17.0)
Net proceeds from (payments on) revolving credit facilities	2.1	—	—
Payments on settlements of debt-related derivatives	(104.5)	(42.0)	—
Change in overdraft balances and other	(10.8)	6.8	(6.0)
Net cash used in financing activities	(665.1)	(7.6)	(117.2)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(135.1)	474.7	512.9
Effect of foreign exchange rate changes on cash and cash equivalents	(3.6)	8.7	5.1
Balance at beginning of year	1,217.6	734.2	216.2
Balance at end of year	$1,078.9	$1,217.6	$734.2
See notes to consolidated financial statements. See Note 1 for supplementary cash flow data.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS (IN MILLIONS)

		MCBC Shareholders
			Accumulated			Common stock
			other	Common stock		held in	Exchangeable			Non
		Retained	comprehensive	issued		treasury	shares issued		Paid-in-	controlling
	Total	earnings	income (loss)	Class A	Class B	Class B	Class A	Class B	capital	interest
Balance at December 28, 2008	$6,039.4	$2,184.9	$(371.4)	$—	$1.6	$—	$119.4	$786.3	$3,334.6	$(16.0)
Exchange of shares	—	—	—	—	—	—	(0.3)	(24.5)	24.8	—
Shares issued under equity compensation plan	61.0	—	—	—	—	—	—	—	61.0	—
Amortization of stock based compensation	21.1	—	—	—	—	—	—	—	21.1	—
Acquisition of a business	9.6	—	—	—	—	—	—	—	—	9.6
Deconsolidation of Brewers' Retail, Inc.	(5.7)	—	—	—	—	—	—	—	—	(5.7)
Comprehensive income (loss):
Net income (loss) including noncontrolling interests	723.2	720.4	—	—	—	—	—	—	—	2.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	614.7	—	614.7	—	—	—	—	—	—	—
Unrealized gain (loss) on derivative instruments, net	(28.7)	—	(28.7)	—	—	—	—	—	—	—
Realized gain (loss) on derivative instruments reclassified to net income, net	(10.6)	—	(10.6)	—	—	—	—	—	—	—
Ownership share of equity method investees other comprehensive loss	56.7	—	56.7	—	—	—	—	—	—	—
Pension and other postretirement benefit adjustments	(214.6)	—	(240.0)	—	—	—	—	—	—	25.4
Other comprehensive income (loss), net of tax:	417.5	—	392.1	—	—	—	—	—	—	—
Comprehensive income (loss), net of tax:	1,140.7
Dividends declared and paid	(173.3)	(170.4)	—	—	—	—	—	—	—	(2.9)
Balance at December 26, 2009	$7,092.8	$2,734.9	$20.7	$—	$1.6	$—	$119.1	$761.8	$3,441.5	$13.2
Exchange of shares	—	—	—	—	—	—	(7.9)	(36.8)	44.7	—
Shares issued under equity compensation plan	39.6	—	—	—	—	—	—	—	39.6	—
Amortization of stock based compensation	22.6	—	—	—	—	—	—	—	22.6	—
Acquisition of a business	32.1	—	—	—	—	—	—	—	—	32.1
Comprehensive income (loss):
Net income (loss) including noncontrolling interests	709.9	707.7	—	—	—	—	—	—	—	2.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	121.5	—	121.5	—	—	—	—	—	—	—
Unrealized gain (loss) on derivative instruments, net	(16.0)	—	(16.0)	—	—	—	—	—	—	—
Realized gain (loss) on derivative instruments reclassified to net income, net	8.4	—	8.4	—	—	—	—	—	—	—

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS (IN MILLIONS)

		MCBC Shareholders
			Accumulated			Common stock
			other	Common stock		held in	Exchangeable			Non
		Retained	comprehensive	issued		treasury	shares issued		Paid-in-	controlling
	Total	earnings	income (loss)	Class A	Class B	Class B	Class A	Class B	capital	interest
Ownership share of equity method investees other comprehensive loss	(71.7)	—	(71.7)	—	—	—	—	—	—	—
Pension and other postretirement benefit adjustments	108.2	—	108.2	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax:	150.4		150.4
Comprehensive income (loss), net of tax:	860.3
Dividends declared and paid	(204.8)	(201.1)	—	—	—	—	—	—	—	(3.7)
Balance at December 25, 2010	$7,842.6	$3,241.5	$171.1	$—	$1.6	$—	$111.2	$725.0	$3,548.4	$43.8
Exchange of shares	—	—	—	—	—	—	(0.7)	(0.2)	0.9	—
Shares issued under equity compensation plan	6.9	—	—	—	—	—	—	—	6.9	—
Amortization of stock based compensation	15.9	—	—	—	—	—	—	—	15.9	—
Comprehensive income (loss):						—
Net income (loss) including noncontrolling interests	677.1	676.3	—	—	—	—	—	—	—	0.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(67.7)	—	(67.7)	—	—	—	—	—	—	—
Unrealized gain (loss) on derivative instruments, net	(6.1)	—	(6.1)	—	—	—	—	—	—	—
Realized gain (loss) on derivative instruments reclassified to net income, net	19.4	—	19.4	—	—	—	—	—	—	—
Ownership share of equity method investees other comprehensive income	(67.0)	—	(67.0)	—	—	—	—	—	—	—
Pension and other postretirement benefit adjustments	(179.4)	—	(179.4)	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax:	(300.8)		(300.8)
Comprehensive income (loss), net of tax:	376.3
Repurchase of common stock	(321.1)	—	—	—	—	(321.1)	—	—	—	—
Dividends declared and paid	(230.4)	(228.1)	—	—	—	—	—	—	—	(2.3)
Balance at December 31, 2011	$7,690.2	$3,689.7	$(129.7)	$—	$1.6	$(321.1)	$110.5	$724.8	$3,572.1	$42.3
See notes to consolidated financial statements

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its subsidiaries: Molson Coors Canada ("MCC"), formerly referred to as Molson Canada ("Molson"), operating in Canada; Coors Brewing Company ("CBC"), operating in the United States ("U.S.") until June 30, 2008 when MCBC and SABMiller plc ("SABMiller") combined the U.S. and Puerto Rico operations of their respective subsidiaries, CBC and Miller Brewing Company ("Miller") and the results and financial position of U.S. operations, which had historically comprised substantially all of our U.S. reporting segment were, in all material respects, deconsolidated from MCBC prospectively upon formation of MillerCoors LLC ("MillerCoors"), see Note 4, "Investments"; Molson Coors Brewing Company (UK) Limited ("MCBC-UK"), formerly referred to as Coors Brewers Limited ("CBL"), operating in the United Kingdom ("U.K.") and the Republic of Ireland; Molson Coors International ("MCI") operating in various other countries; and our other non-operating subsidiaries. Any reference to "Coors" means the Adolph Coors Company prior to the 2005 merger with Molson Inc. (the "Merger"). Any reference to Molson Inc. or Molson means MCC prior to the Merger. Any reference to "Molson Coors" means MCBC after the Merger.
Unless otherwise indicated, information in this report is presented in U.S. dollars ("USD" or "$").
Our Fiscal Year
We follow a 52/53 week fiscal reporting calendar. Unless otherwise indicated, fiscal year 2011 refers to the 53 weeks ended December 31, 2011, and fiscal years 2010 and 2009 refer to the 52 weeks ended December 25, 2010, and December 26, 2009, respectively.
MillerCoors follows a monthly reporting calendar. Fiscal years 2011, 2010 and 2009 refer to the 12 months ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively. Additionally, the results from Brewers' Retail, Inc. ("BRI"), a consolidated subsidiary through February 28, 2009, and an equity method investment thereafter, are reported one month in arrears. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements.
Principles of Consolidation
Our consolidated financial statements include our accounts and our majority-owned and controlled domestic and foreign subsidiaries, as well as certain variable interest entities ("VIEs") for which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Due to a change in our ownership level of BRI, we deconsolidated this entity from our financial statements as of March 1, 2009, and began to prospectively account for it under the equity method of accounting. See Note 4, "Investments" for further information.
Use of Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions used to determine certain amounts that affect the financial statements are reasonable, based on information available at the time they are made. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.
Revenue Recognition
Revenue is recognized when the significant risks and rewards of ownership are transferred to the customer or distributor depending upon the method of distribution and shipping terms, which is either at the time of shipment to distributors or upon delivery of product to retail customers. The cost of various programs, such as price promotions, rebates and coupon programs are treated as a reduction of sales. Sales of products are for cash or otherwise agreed upon credit terms. Sales are stated net of incentives, discounts and returns.
Outside of unusual circumstances, if product is returned, it is generally for failure to meet our quality standards, not caused by customer actions. Products that do not meet our high quality standards are returned and destroyed. We do not have standard terms that permit return of product. We estimate the costs for product returns and record them in Cost of goods sold each period. We reduce revenue at the value of the original sales price in the period that the product is returned.
In addition to supplying our own brands, the U.K. segment sells other beverage companies' products to on-premise customers to provide them with a full range of products for their retail outlets. We refer to this as the "factored brand business."

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sales from this business are included in our Net sales and Cost of goods sold when ultimately sold, but the related volume is not included in our reported sales volumes. In the factored brand business, we normally purchase inventory, which includes excise taxes charged by the vendor, take orders from customers for such brands, and invoice customers for the product and related costs of delivery. In accordance with guidance pertaining to reporting revenue gross as a principal versus net as an agent, sales under the factored brands are reported on a gross income basis.
Excise Taxes
Excise taxes collected from customers and remitted to tax authorities are government-imposed excise taxes on beer shipments. Excise taxes on beer shipments are shown in a separate line item in the consolidated statements of operations as a reduction of sales. Sales taxes collected from customers are recognized as a liability, with the liability subsequently reduced when the taxes are remitted to the tax authority.
Cost of Goods Sold
Our Cost of goods sold includes raw materials, packaging materials (including promotional packaging), manufacturing costs, plant administrative support and overheads, inbound and outbound freight charges, purchasing and receiving costs, inspection costs, warehousing, and internal transfer costs.
Marketing, General and Administrative Expenses
Our Marketing, general and administrative expenses consist of advertising, sales costs, intangible amortization, share-based compensation, non-manufacturing administrative, and overhead costs. The creative portion of our advertising activities is expensed as incurred. Production costs of advertising and promotional materials are expensed when the advertising is first run. Advertising expense was $398.8 million, $361.6 million, and $349.3 million for fiscal years 2011, 2010, and 2009, respectively. Prepaid advertising costs of $21.6 million and $13.4 million, were included in Other current assets in the consolidated balance sheets at December 31, 2011, and December 25, 2010, respectively.
Share-based compensation is recognized straight line over the vesting period of the awards. Certain share-based compensation plans contain provisions that accelerate vesting of awards upon retirement, disability, or death of eligible employees and directors. Our share-based awards are considered vested when the employee's retention of the award is no longer contingent on providing service. Accordingly, we recognize share-based compensation cost for awards granted to retirement-eligible individuals immediately. Also, if less than the stated vesting period, we recognize these costs over the period from the grant date to the date retirement eligibility is achieved. We report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, thereby reducing net operating cash flows and increasing net financing cash flows.
Special Items
Our special items represent charges incurred or benefits realized that we do not believe to be indicative of our core operations; specifically, such items are considered to be one of the following:
•infrequent or unusual items,
•impairment or asset abandonment-related losses, or
•restructuring charges and other atypical employee-related costs.
Although we believe these items are not indicative of our core operations, the items classified as Special Items are not necessarily non-recurring.
Income Taxes
Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets, liabilities, and certain unrecognized gains and losses recorded in accumulated other comprehensive earnings. We provide for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the U.S., except for those earnings that we consider to be permanently reinvested.
Cash and Cash Equivalents
Cash consists of cash on hand and bank deposits. Cash equivalents represent highly liquid investments with original maturities of 90 days or less. Our cash deposits may be redeemed upon demand and are maintained with multiple, reputable financial institutions. The following presents our supplemental cash flow information:

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the fiscal years ended
	December 31, 2011	December 25, 2010	December 26, 2009
	(In millions)
Cash paid for interest	$102.3	$87.0	$76.0
Cash paid for taxes	$62.7	$38.4	$50.9
Receipt of note upon sale of property	$—	$5.3	$—
Issuance of restricted stock, net of forfeitures	$9.3	$9.8	$8.9
Issuance of performance shares, net of forfeitures	$7.0	$7.4	$14.1
Accounts Receivable and Notes Receivable
We record accounts and notes receivable at net realizable value. This carrying value includes an appropriate allowance for estimated uncollectible amounts to reflect any loss anticipated on the accounts and notes receivable balances.
Canada's distribution channels are highly regulated by provincial regulation and experience few collectability problems. However, we do have direct sales to retail customers in Canada for which an allowance is recorded based upon expected collectability and historical experience.
The U.K. segment extends loans to a portion of the retail outlets that sell our brands. Some of these loans provide for no interest to be payable, and others provide for payment of a below market interest rate. In return, the retail outlets receive smaller discounts on beer and other beverage products purchased from us, with the net result being the U.K. segment attaining a market return on the outstanding loan balance. We therefore reclassify a portion of beer revenue into interest income to reflect a market rate of interest on these loans. In fiscal years 2011, 2010 and 2009, these amounts were $6.3 million, $6.7 million, and $8.3 million, respectively and this interest income is included in the U.K. segment.
Trade loan receivables are classified as either current notes receivable and other receivables or non-current notes receivable in our consolidated balance sheets. At December 31, 2011, and December 25, 2010, total loans outstanding, net of allowances, were $42.6 million and $48.4 million, respectively.
An allowance for credit losses is maintained to provide for loan losses deemed to be probable related to specifically identified loans and for losses in the loan portfolio that have been incurred at the balance sheet date. We establish our allowance through a provision for loan losses charged against earnings and recorded in Marketing, general & administrative expenses. Loan balances that are written off are recorded against the allowance as a write-off.
Total loans that may not be recoverable at December 31, 2011, and December 25, 2010, were $12.1 million and $12.5 million, respectively. In fiscal years 2011 and 2010, total loans written off were $7.2 million and $6.2 million, respectively. Any subsequent loan recovery is recorded as a gain upon collection within Marketing, general and administrative expenses. A rollforward of the allowance for the year ended December 31, 2011, is as follows (in millions):

Balance at December 26, 2009	$10.1
Additions charged to expense, net of recoveries	5.4
Write-offs	(6.2)
Foreign currency and other adjustments	(0.2)
Balance at December 25, 2010	$9.1
Additions charged to expense, net of recoveries	4.1
Write-offs	(7.2)
Foreign currency and other adjustments	0.2
Balance at December 31, 2011	$6.2
Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. We regularly assess the shelf-life of our inventories and reserve for those inventories when it becomes apparent the product will not be sold within our freshness specifications. We did not have a material allowance for obsolete finished goods or packaging

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

materials at December 31, 2011, or at December 25, 2010, respectively. In the fourth quarter of 2010, we reclassified our returnable bottles and pallets from Inventories, Packaging materials, to Properties as discussed below.
Properties
Properties are stated at original cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Costs of enhancements or modifications that substantially extend the capacity or useful life of an asset are capitalized and depreciated accordingly. Start-up costs associated with manufacturing facilities, but not related to construction, are expensed as incurred. Ordinary repairs and maintenance are expensed as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from our consolidated balance sheets and the resulting gain or loss, if any, is reflected in our consolidated statements of operations. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset (or asset group) may not be recoverable.
Returnable containers are recorded at acquisition cost and are classified within Properties. Returnable containers consist of returnable bottles, kegs and pallets that are both in our direct control within our breweries, warehouses and distributions facilities and those that we indirectly control in the market through our agreements with our customers and other brewers and for which a deposit is received. The deposits received on our returnable containers in the market are recorded as deposit liabilities, included as current liabilities within Accrued Expenses and other liabilities in the Consolidated Balance Sheets.
The costs of acquiring or developing internal-use computer software, including directly-related payroll costs, are capitalized and classified within Properties. Software maintenance and training costs are expensed in the period incurred.
Properties held under capital lease are depreciated using the straight-line method over the estimated useful life or the lease term, whichever is shorter, and the related depreciation is included in depreciation expense.
Goodwill and Other Intangible Assets
Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. The Canada and the U.K. reporting units are consistent with our operating segments. However, for our China and India businesses, the reporting unit is one level below the MCI operating segment. We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment at the reporting unit level at least annually or when an interim triggering event occurs that would indicate that impairment may have taken place. We evaluate our other definite-lived intangible assets for impairment when evidence exists that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in such impairment evaluations. We completed the required annual impairment testing as of June 26, 2011, the first day of our fiscal third quarter, and concluded there were no impairments. Finite-lived intangible assets are stated at cost less accumulated amortization. Amortization is recorded using the straight-line method over the estimated lives of the assets.
Equity Method Investments
We generally apply the equity method of accounting to 20% to 50% owned investments where we exercise significant influence or VIEs for which we are not the primary beneficiary. Equity method investments include our equity ownership in MillerCoors in the U.S. and Tradeteam, Ltd ("Tradeteam") (a transportation and logistics services company) in the U.K., along with Modelo Molson Imports, L.P. ("MMI"), BRI, Brewers' Distributor Ltd. ("BDL") and our former interest in the Montréal Canadiens in Canada. See Note 4, "Investments."
There are no related parties that own interests in our equity method investments as of December 31, 2011.
Derivative Hedging Instruments
We use derivatives as part of our normal business operations to manage our exposure to fluctuations in interest, foreign currency exchange, commodity, production and packaging material costs and for other strategic purposes related to our core business. We enter into derivatives for risk management purposes only, including derivatives designated in hedge accounting relationships as well as those derivatives utilized as economic hedges. We do not enter into derivatives for trading or speculative purposes. We recognize our derivatives on the consolidated balance sheet as assets or liabilities at fair value and are classified in either current or non-current assets or liabilities based on each contract's respective unrealized gain or loss position and each contract's respective maturity. Our policy is to present all derivative balances on a gross basis, without regard to

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

counterparty master netting agreements or similar arrangements.
Changes in fair values (to the extent of hedge effectiveness) of outstanding cash flow and net investment hedges are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the underlying hedged item or the sale of the underlying net investment, respectively. Effective hedges offset the gains or losses recognized on the underlying exposure in the consolidated statement of operations. Any ineffectiveness is recorded directly into earnings.
We record realized gains and losses from derivative instruments in the same financial statement line item as the hedged item/forecasted transaction. Changes in unrealized gains and losses for derivatives not designated in a hedge accounting relationship are recorded directly in earnings each period and are recorded in the same financial statement line item as the associated realized (cash settled) gains and losses. Cash flows from the settlement of derivatives appear in the consolidated statement of cash flows in the same categories as the cash flows of the hedged item.
In accordance with authoritative accounting guidance, we do not record the fair value of derivatives for which we have elected the Normal Purchase Normal Sale ("NPNS") exemption. We account for these contracts on an accrual basis, recording realized settlements related to these contracts in the same financial statement line items as the corresponding transaction.
Pension and Postretirement Benefits
We have defined benefit plans that cover certain current and former employees in Canada and the U.K. We also have unfunded post-retirement plans in Canada and the U.S. that provide medical benefits for retirees and eligible dependents and life insurance for certain retirees. All retirement plans for MCBC employees in the United States are defined contribution pension plans. MillerCoors, BRI and BDL maintain pension and postretirement plans as well. Each plan is managed locally and in accordance with respective local laws and regulations.
We recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in the consolidated balance sheets and recognize changes in the funded status in the year in which the changes occur within other comprehensive income. The funded status of a plan, measured as the difference between the fair value of plan assets and the projected or accumulated benefit obligation, and the related net periodic pension cost are calculated using a number of significant actuarial assumptions. Changes in net periodic pension cost and funding status may occur in the future due to changes in these assumptions.
Projected benefit obligation is the actuarial present value as of the measurement date of all benefits attributed by the plan benefit formula to employee service rendered before the measurement date using assumptions as to future compensation levels if the plan benefit formula is based on those future compensation levels. Accumulated benefit obligation is the actuarial present value of benefits (whether vested or unvested) attributed by the plan benefit formula to employee service rendered before the measurement date and based on employee service and compensation, if applicable, prior to that date. Accumulated benefit obligation differs from projected benefit obligation in that it includes no assumption about future compensation levels and years of service.
Fair Value Measurements
The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value as recorded due to the short-term maturity of these instruments. In addition, the carrying amounts of our trade loan receivables, net of allowances, approximate fair value. The fair value of derivatives was estimated by discounting the future cash flows utilizing observable market interest, foreign exchange and commodity rates adjusted for non-performance credit risk associated with our counterparties (assets) or with MCBC (liabilities). See Note 18, "Derivative Instruments and Hedging Activities." Based on current market rates for similar instruments, the fair value of long-term debt is presented in Note 13, "Debt."
U.S. GAAP guidance for fair value includes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.
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
Foreign Currency
Assets and liabilities recorded in foreign currencies that are the functional currencies for the respective operations are translated at the prevailing exchange rate at the balance sheet date. Revenue and expenses are translated at the average exchange rates during the period. Translation adjustments resulting from this process are reported as a separate component of other comprehensive income. Gains and losses from foreign currency transactions are included in earnings for the period.
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
New Accounting Pronouncements Not Yet Adopted
Fair Value Measurement
In May 2011, the FASB issued authoritative guidance related to fair value measurement and disclosure requirements. The new guidance results in a consistent definition of fair value and convergence between U.S. GAAP and International Financial Reporting Standards ("IFRS") on both how to measure fair value and on what disclosures to provide about fair value measurements. The guidance is effective for our quarter ending March 31, 2012. We do not anticipate that this guidance will have an impact on our financial position or results from operations.
Presentation of Other Comprehensive Income
In June 2011, the FASB issued authoritative guidance related to the presentation of other comprehensive income, which was later amended in December 2011. Upon adoption of the guidance, as amended, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for our quarter ending March 31, 2012. The impact of this guidance is limited to a change in the presentation of our results.
Testing Goodwill for Impairment
In September 2011, the FASB issued authoritative guidance related to goodwill impairment testing. The new guidance permits an entity to first assess qualitative factors to whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The guidance is effective for annual and interim goodwill impairment tests performed for our fiscal years beginning January 1, 2012. We do not anticipate that this guidance will have an impact on our financial position or results from operations.
Disclosure about Offsetting Assets and Liabilities
In December 2011, the FASB issued authoritative guidance enhancing the disclosure requirements related to offsetting asset and liability positions. The update creates new disclosure requirements about the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to better facilitate comparison between financial statements prepared under U.S. GAAP and IFRS by requiring entities to provide

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial statement users information about both gross and net exposures. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods thereafter. We do not anticipate that this guidance will have an impact on our financial position or results from operations. However, we are currently evaluating the impact of this guidance on our existing disclosures.
3. Segment Reporting
Our reporting segments are based on the key geographic regions in which we operate, which are the basis on which our chief operating decision maker evaluates the performance of the business.
Reporting Segments
Canada
The Canada segment consists of our production, marketing and sales of the Molson family of brands, Coors Light and other brands, principally in Canada; BRI, our joint venture arrangement related to the distribution and retail sale of beer in Ontario and BDL, our joint venture arrangement related to the distribution of beer in the western provinces, both accounted for as equity method investments. The Canada segment also includes our equity interest in MMI, our joint venture with Grupo Modelo S.A.B. de C.V. ("Modelo").
We have an agreement with Heineken N.V. ("Heineken") that grants us the right to import, market, and sell Heineken products throughout Canada and with SABMiller to brew, market, and sell several SABMiller brands, and to distribute and sell imported SABMiller brands. We also contract brew and package Labatt Blue and Asahi for the U.S. market.
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
United Kingdom (U.K.)
The U.K. segment consists of our production, marketing and sales of our brands (the largest of which is Carling), principally in the U.K.; our consolidated joint venture relating to the production and distribution of the Grolsch brands in the U.K. and the Republic of Ireland; our consolidated joint venture to produce and distribute the Cobra beer brands in the U.K. and the Republic of Ireland; factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us), in the U.K.; and our equity method joint venture arrangement ("Tradeteam") for the physical distribution of products throughout the U.K.
Molson Coors International (MCI)
MCI includes results of operations in our non-core and emerging markets, including Asia, Mexico, Latin America, the Caribbean (not including Puerto Rico as it is a part of the U.S. segment) and continental Europe. This includes our joint venture agreement in China with Hebei Si'hai Beer Company, Molson Coors Si'hai Brewing (China) Co., Ltd. ("MC Si'hai") and our joint venture agreement in India with Cobra India, Molson Coors Cobra India ("MC Cobra India").
Beginning in 2011, we are separately presenting the MCI operating segment that was previously combined with our Corporate results. We have also revised our historical segment presentation to be consistent with this presentation.
Corporate
Corporate is not a segment and includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, finance and accounting, treasury, insurance and risk management. Additionally, the results of our water resources and energy operations in Colorado are included in Corporate. Corporate also includes certain royalty income and administrative costs related to the management of intellectual property.
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

	Year ended December 31, 2011
	Canada	U.S.	U.K.	MCI	Corporate	Eliminations(1)	Consolidated
	(In millions)
Net sales	$2,067.3	$—	$1,333.5	$122.6	$1.3	$(9.0)	$3,515.7
Interest expense	—	—	—	—	(118.7)	—	(118.7)
Interest income	—	—	6.3	—	4.4	—	10.7
Income (loss) from continuing operations before income taxes	$474.9	$457.9	$99.3	$(33.3)	$(224.6)	$—	$774.2
Income tax benefit (expense)							(99.4)
Net income (loss) from continuing operations							674.8
Less: Net (income) loss attributable to noncontrolling interests							(0.8)
Net income (loss) from continuing operations attributable to MCBC							$674.0

(1)    Represents intersegment sales from the U.K. segment to the MCI segment, which began in 2011.

	Year ended December 25, 2010
	Canada	U.S.	U.K.	MCI	Corporate	Consolidated
	(In millions)
Net sales	$1,938.2	$—	$1,234.9	$80.0	$1.3	$3,254.4
Interest expense	—	—	—	—	(110.2)	(110.2)
Interest income	—	—	6.7	—	4.1	10.8
Income (loss) from continuing operations before income taxes	$454.0	$456.1	$95.3	$(25.7)	$(170.7)	$809.0
Income tax benefit (expense)						(138.7)
Net income (loss) from continuing operations						670.3
Less: Net (income) loss attributable to noncontrolling interests						(2.2)
Net income (loss) from continuing operations attributable to MCBC						$668.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 26, 2009
	Canada	U.S.	U.K.	MCI	Corporate	Consolidated
	(In millions)
Net sales	$1,732.3	$—	$1,226.2	$72.9	$1.0	$3,032.4
Interest expense	—	—	—	—	(96.6)	(96.6)
Interest income	—	—	8.3	—	2.4	10.7
Income (loss) from continuing operations before income taxes	$462.6	$382.0	$90.8	$(21.6)	$(196.3)	$717.5
Income tax benefit (expense)						14.7
Net income (loss) from continuing operations						732.2
Less: Net (income) loss attributable to noncontrolling interests						(2.8)
Net income (loss) from continuing operations attributable to MCBC						$729.4
The following table presents total assets by segment:

	As of
	December 31, 2011	December 25, 2010
	(In millions)
Canada	$6,541.6	$6,548.9
U.S.(1)	2,487.9	2,574.1
U.K.	2,293.4	2,276.2
MCI(1)	151.7	86.7
Corporate(1)	948.9	1,211.1
Discontinued operations	0.3	0.6
Consolidated total assets	$12,423.8	$12,697.6

(1)
The decrease in Corporate is primarily due to the reduction in cash balances. The decrease in the U.S. is driven primarily by our share of the change in MillerCoors accumulated other comprehensive income ("AOCI") thereby decreasing our Investment in MillerCoors . These decreases are partially offset by the increase in MCI, which is primarily due to our increased investment in our International markets, such as our acquisition of a controlling stake in MC Cobra India.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents select cash flow information by segment:

	For the years ended
	December 31, 2011	December 25, 2010	December 26, 2009
		(In millions)
Depreciation and amortization(1):
Canada	$125.0	$122.3	$120.6
United Kingdom	75.6	67.5	77.6
MCI	3.2	0.8	0.2
Corporate	13.3	11.7	9.6
Consolidated depreciation and amortization	$217.1	$202.3	$208.0
Capital expenditures(2):
Canada	$138.8	$97.8	$77.6
United Kingdom	80.3	70.0	64.6
MCI	12.4	4.2	0.1
Corporate	3.9	5.9	16.5
Consolidated capital expenditures	$235.4	$177.9	$158.8

(1)	Depreciation and amortization amounts do not reflect amortization of bond discounts, fees, or other debt-related items.

(2)	Capital expenditures increased in 2011 driven by the addition of a high-speed can line in our Montréal brewery.
The following table presents sales by geography, based on the location of the customer:

	For the years ended
	December 31, 2011	December 25, 2010	December 26, 2009
	(In millions)
Net sales to unaffiliated customers:
Canada	$1,987.4	$1,894.9	$1,687.0
United States and its territories	81.3	44.6	46.3
United Kingdom	1,313.9	1,217.7	1,180.3
Other foreign countries	133.1	97.2	118.8
Consolidated net sales	$3,515.7	$3,254.4	$3,032.4
The following table presents properties by geography:

	As of
	December 31, 2011	December 25, 2010
	(In millions)
Properties(1):
Canada	$877.5	$864.7
United States and its territories	35.7	41.8
United Kingdom	456.3	441.9
Other foreign countries	60.6	40.3
Consolidated net properties	$1,430.1	$1,388.7

(1)	Includes net properties based on geographic location. The increase to Other foreign countries is primarily attributable to our acquisition of a controlling stake in MC Cobra India.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments
Our investments include both equity method and consolidated investments. Those entities identified as VIEs have been evaluated to determine whether we are the primary beneficiary. The VIEs included under Consolidated Investments below are those for which we have concluded that we are the primary beneficiary and accordingly, consolidate these entities. We have not provided any financial support to any of our VIEs during the year that we were not previously contractually obligated to provide except for the capital contribution to BRI discussed below.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation.
Equity Investments
Investment in MillerCoors
MillerCoors has a Board of Directors consisting of five MCBC-appointed and five SABMiller-appointed directors. The percentage interests in the profits of MillerCoors are 58% for SABMiller and 42% for MCBC, and voting interests are shared 50%-50%. Each party to the MillerCoors joint venture agreed not to transfer its economic or voting interests in the joint venture for a period of five years from July 1, 2008, and certain rights of first refusal will apply to any subsequent assignment of such interests. Our interest in MillerCoors is accounted for under the equity method of accounting.
Summarized financial information for MillerCoors is as follows (in millions):
Condensed Balance Sheet

	As of
	December 31, 2011	December 31, 2010
Current assets	$810.9	$815.9
Non-current assets	8,861.7	8,972.1
Total assets	$9,672.6	$9,788.0
Current liabilities	$922.7	$932.9
Non-current liabilities	1,471.3	1,273.4
Total liabilities	2,394.0	2,206.3
Noncontrolling interests	36.7	30.5
Owners' equity	7,241.9	7,551.2
Total liabilities and equity	$9,672.6	$9,788.0
Results of Operations

	For the years ended
	December 31, 2011	December 31, 2010	December 31, 2009
Net sales	$7,550.2	$7,570.6	$7,574.3
Cost of goods sold	(4,647.9)	(4,686.3)	(4,720.9)
Gross profit	$2,902.3	$2,884.3	$2,853.4
Operating income(1)	$1,020.3	$1,078.9	$866.1
Net income attributable to MillerCoors(1)	$1,003.8	$1,057.0	$842.8

(1)
Fiscal year 2011 includes special charges of $60.0 million for a write-down in the value of the Sparks brand and a $50.9 million charge resulting from the planned assumption of the Milwaukee Brewery Worker's Pension Plan, an underfunded multi-employer pension plan. Fiscal year 2010 and fiscal year 2009 include special charges of $30.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million and $49.4 million, respectively, primarily driven by pension curtailment losses and integration costs.
The following represents MCBC's proportional share in MillerCoors' net income, reported under the equity method (in millions):

	For the years ended
	December 31, 2011	December 31, 2010	December 31, 2009
Net income attributable to MillerCoors	$1,003.8	$1,057.0	$842.8
MCBC economic interest	42%	42%	42%
MCBC proportionate share of MillerCoors net income	421.6	443.9	354.0
MillerCoors accounting policy elections(1)	—	—	7.3
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(2)	35.4	6.9	11.7
Share-based compensation adjustment(3)	0.9	5.3	9.0
Equity income in MillerCoors	$457.9	$456.1	$382.0

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

(2)
Our net investment in MillerCoors is based on the carrying values of the net assets contributed to the joint venture which is less than our proportional share of underlying equity (42%) of MillerCoors (contributed by both CBC and Miller) by approximately $589 million as of December 31, 2011. This difference, with the exception of goodwill and land, is being amortized as additional equity income over the remaining useful lives of the contributed long-lived amortizing assets. During the third quarter of 2011, MillerCoors recognized an impairment charge of $60.0 million associated with its Sparks brand intangible asset. Our portion, $25.2 million, or 42% of the charge, is offset by an adjustment to our basis amortization above. This adjustment represents accelerated amortization attributable to our proportionate share of the underlying basis of the asset class in which Sparks was contributed. The current basis difference combined with the $35.0 million recorded in 2008 and 2009 related to differences resulting from accounting policy elections must be considered to reconcile MillerCoors equity to our investment in MillerCoors.

(3)
The net adjustment is to record all share-based compensation associated with pre-existing equity awards to be settled in Class B common stock held by former CBC employees now employed by MillerCoors and to eliminate all share-based compensation impacts related to pre-existing SABMiller plc equity awards held by former Miller employees now employed by MillerCoors. As of the end of the second quarter of 2011, the share-based awards granted to former CBC employees now employed by MillerCoors became fully vested. As such, no further adjustments will be recorded related to these awards.

During fiscal year 2011, we recorded $28.2 million of beer sales to MillerCoors and $11.5 million of beer purchases from MillerCoors. In addition, we recorded $6.0 million of service agreement and other charges to MillerCoors and $1.3 million of service agreement costs from MillerCoors. As of December 31, 2011, we had $2.0 million net receivables due from MillerCoors. During fiscal year 2010, we recorded $35.1 million of beer sales to MillerCoors and $9.3 million of beer purchases from MillerCoors. In addition, we recorded $4.1 million of service agreement and other charges to MillerCoors and $1.2 million of service agreement costs from MillerCoors. As of December 25, 2010, we had $1.3 million net receivables due from MillerCoors. During fiscal year 2009, we recorded $38.1 million of beer sales to MillerCoors and $10.6 million of beer purchases from MillerCoors. In addition, we recorded $12.7 million of service agreement and other charges to MillerCoors and $1.6 million of service agreement costs from MillerCoors.
MCBC assigned the United States and Puerto Rican rights to the legacy Coors brands, including Coors Light, Coors Banquet, Keystone Light and the Blue Moon brands, to MillerCoors. We retained all ownership rights of these brands outside of

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the United States and Puerto Rico. In addition, we retained numerous water rights in Colorado. We lease these water rights to MillerCoors at no cost for use at its Golden, Colorado brewery.
There were no undistributed earnings in MillerCoors as of December 31, 2011, or December 31, 2010.
Other Equity Investments
Tradeteam Ltd.
Tradeteam, a joint venture between us and DHL in which we have a 49.9% interest, has a contract with us which gives them exclusive rights to provide our transportation and logistics services in the U.K. until 2018. Our approximate financial commitments under the distribution contract with Tradeteam based on foreign exchange rates as of December 31, 2011, are as follows:

Amount
(In millions)
2012	$135.1
2013	139.1
2014	143.3
2015	147.6
2016	152.0
Thereafter	277.6
Total	$994.7
The financial commitments on termination of the distribution agreement are to essentially take over property, assets and people used by Tradeteam to deliver the service to us, paying Tradeteam's net book value for assets acquired which approximates $35.5 million as of December 31, 2011.
Services provided under the Tradeteam contract were approximately $130.7 million, $117.6 million, and $118.4 million for the fiscal years ended 2011, 2010 and 2009, respectively, and are included in Cost of goods sold. As of December 31, 2011, and December 25, 2010, we had $15.6 million and $14.2 million due to Tradeteam for services provided.
Montréal Canadiens
Molson Hockey Holdings, Inc. ("MHHI"), a wholly-owned subsidiary of the Company, owned a 19.9% indirect common ownership in the Montréal Canadiens professional hockey team, the Gillett Entertainment Group and certain related assets (collectively, the "Club"). An independent party owned the controlling 80.1% common ownership interest in the Club. During the fourth quarter of 2009, CH Group Limited Partnership / Société en commandite Group CH ("CH Group") purchased the controlling 80.1% common ownership interest in the Club, as well as the interest in the ground lease of the Bell Centre arena in Montréal (the "Bell Centre") from the majority owner of the Club, an independent third-party. The general partner of CH Group and one of its limited partners are entities affiliated with Andrew Molson and Geoff Molson, who are both members of the Board of Directors of the Company.
In connection with CH Group's purchase of the controlling common ownership interest in the Club and the Bell Centre, effective December 1, 2009, MHHI sold its 19.9% common ownership interest in the Club to CH Group. We received net proceeds of CAD 56.3 million ($53.3 million), which is equal to the sale price for our interest reduced by a portion of the debt obligations of the Club assumed by the CH Group, and recognized a gain of CAD 48.7 million ($46.0 million) in Other income (expense) related to this transaction. The selling price of our interest in the Club was based on the price at which CH Group purchased the 80.1% controlling interest in the Club from the majority owner, an independent third party.
Brewers' Retail Inc.
BRI, a VIE, is a beer distribution and retail network for the Ontario region of Canada, owned by MCBC, Anheuser-Busch InBev ("ABI") and Sleeman. BRI charges its owners administrative fees that are designed so the entity operates at break-even profit levels. This administrative fee is based on costs incurred, net of other revenues earned, and is allocated in accordance with the operating agreement to its owners based on volume of products. Contractual provisions cause our interests to fluctuate

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

based on this calculated market share requiring frequent primary beneficiary evaluations. Acquisition activity by ABI caused our variable interest to decrease to a level indicating that we were no longer the primary beneficiary and, as such, we deconsolidated BRI from our financial statements during the first quarter of 2009. Subsequent to deconsolidation we continue to regularly evaluate the primary beneficiary; however, based on the existing structure, control is shared and therefore we do not anticipate becoming the primary beneficiary in the foreseeable future.
BRI's liabilities exceeded its assets at the date of deconsolidation (negative book value), by $90.3 million. We recorded a liability of $74.3 million associated with the recognition of the fair value of our proportionate share of the guarantee we maintained with regard to BRI's debt obligations (see Note 20, Commitments and Contingencies for discussion of guarantee release in 2011). Because we have an obligation to proportionately fund BRI's obligations, the difference between net carrying value and the fair value of our retained equity interest in BRI was recorded as an adjustment to our BRI investment, effectively resulting in a negative equity method balance of $16 million. Additionally, because of our continued obligation, we continue to record our proportional share of BRI's net income or loss, despite our negative equity method balance. As of December 31, 2011, and December 25, 2010, we had a negative equity method balance of $28.5 million and $85.1 million, respectively. The decrease in our negative balance was primarily driven by historical corrections of immaterial errors identified during 2011 related to changes since our 2009 deconsolidation, including decreases in ownership, and a 2005 historical purchase accounting correction of $55.7 million related to the minority interest held by Molson at merger resulting in an equivalent offsetting decrease to goodwill at acquisition. This decrease was partially offset by our proportionate share in the increase of the BRI underfunded defined benefit and postretirement plans in fiscal year 2011. As a result of these immaterial errors we also recognized a non-cash benefit of approximately $4 million in Cost of goods sold and a credit to Other comprehensive income ("OCI") of $15.0 million related to tax impacts of historical pension and postretirement adjustments during 2011. Administrative fees under the agreement with BRI were approximately $99.5 million, $93.9 million and $89.2 million for fiscal years 2011, 2010 and 2009, respectively. As of December 31, 2011, and December 25, 2010, we had $40.9 million and $37.9 million due from BRI related to services under the administrative fees agreement, respectively.
Brewers' Distributor Ltd.
BDL, a VIE, is a distribution operation owned by MCBC and ABI and pursuant to an operating agreement, acts as an agent for the distribution of their products in the western provinces of Canada. The two owners share 50%/50% voting control of this business.
BDL charges the owners administrative fees that are designed so the entity operates at break-even profit levels. This administrative fee is based on costs incurred, net of other revenues earned, and is allocated in accordance with the operating agreement to the owners based on volume of products. No other parties are allowed to sell beer through BDL, which does not take legal title to the beer distributed for the owners. As of December 31, 2011, and December 25, 2010, our investment in BDL was $12.6 million and negative $0.4 million, respectively. The increase in our investment was primarily related to a reclassification of $11.9 million from trade accounts receivable based on our assessment of the receivable as a long-term investment. Administrative fees under the contract were approximately $41.6 million, $38.5 million, and $43.9 million for the fiscal years 2011, 2010 and 2009, respectively. As of December 31, 2011, and December 25, 2010, we had $13.5 million and $19.9 million due from BDL, respectively, related to services under the administrative fees agreement.
Modelo Molson Imports, L.P.
MMI, a 50%/50% joint venture with Modelo, imports, distributes, and markets the Modelo beer brand portfolio across all Canadian provinces and territories. Our sales team is responsible for selling the brands across Canada on behalf of the joint venture. We account for MMI, a VIE, under the equity method of accounting. During fiscal years 2011, 2010 and 2009, we incurred $15.4 million, $12.3 million and $7.6 million, respectively, of fees due to MMI. As of December 31, 2011, and December 25, 2010, we had $11.0 million and $15.5 million due to MMI, respectively, related to activities under the operating agreement.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized financial information for our other equity method investments combined is as follows (in millions):
Results of Operations

	For the years ended
	December 31, 2011	December 25, 2010	December 26, 2009
Net sales	$840.5	$810.4	$996.9
Cost of goods sold(1)	(747.7)	(700.9)	(704.6)
Gross profit	$92.8	$109.5	$292.3
Operating income	$51.1	$48.8	$47.0
Net Income	$42.4	$40.7	$22.0

(1)	Historical amounts adjusted to reflect current presentation.
Condensed Combined Balance sheets

	As of
	December 31, 2011	December 25, 2010
Current assets	$311.2	$410.9
Non-current assets	370.8	358.1
Total assets	$682.0	$769.0
Current liabilities	$379.4	$670.2
Non-current liabilities	271.6	99.3
Total liabilities	651.0	769.5
Owners' equity	31.0	(0.5)
Total liabilities and owners' equity	$682.0	$769.0
There were no significant undistributed earnings as of December 31, 2011, or December 25, 2010, for any of the companies included in other equity investments above.
Consolidated Variable Interest Entities
Grolsch
Grolsch is a joint venture between us and Royal Grolsch N.V. in which we hold a 49% interest. The Grolsch joint venture markets Grolsch branded beer in the United Kingdom and the Republic of Ireland. The majority of the Grolsch branded beer is produced by us under a contract brewing arrangement with the joint venture. MCBC and Royal Grolsch N.V. sell beer to the joint venture, which sells the beer back to MCBC (for onward sale to customers) for a price equal to what it paid, plus a marketing and overhead charge and a profit margin. Grolsch is a taxable entity in the U.K. Accordingly, income tax expense in our consolidated statements of operations includes taxes related to the entire income of the joint venture. We consolidate the results and financial position of Grolsch and it is reported within our U.K. operating segment.
Cobra Beer Partnership, Ltd
During the second quarter of 2009, we purchased 50.1% of Cobra Beer Partnership, Ltd. ("Cobra U.K."), which owns the worldwide rights to the Cobra beer brand (with the exception of the Indian sub-continent owned by Cobra India). The non-controlling interest is held by the founder of the Cobra beer brand. We consolidate the results and financial position of Cobra U.K. and it is reported within our U.K. operating segment.
The following summarizes the assets and results of operations of our consolidated joint ventures (including noncontrolling interests). None of our consolidated VIEs held debt as of December 31, 2011, or December 25, 2010.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the years ended/As of
	December 31, 2011			December 25, 2010			December 26, 2009
	Total Assets(1)	Revenues(2)	Pre-tax income	Total Assets(1)	Revenues(2)	Pre-tax income	Revenues(2)	Pre-tax income
	(In millions)
BRI	$—	$—	$—	$—	$—	$—	$40.4	$—
Grolsch	$20.4	$27.3	$3.9	$14.1	$30.1	$4.3	$37.8	$5.7
Cobra U.K.	$31.6	$40.1	$6.9	$32.7	$39.2	$6.9	$21.2	$1.9
Granville Island(3)	$—	$—	$—	$—	$—	$—	$4.6	$0.2

(1)	Excludes receivables from the Company.

(2)
Substantially all such sales for Grolsch are made to the Company, and as such, are eliminated in consolidation. The BRI revenues for 2009 represent the first two months prior to deconsolidation. Revenues for Cobra U.K. for the fiscal year 2009 reflect 6 months of activity.

(3)	During the second quarter of 2010, we acquired 100% of the outstanding stock and, as a result, Granville Island is no longer classified as a VIE.
5. Discontinued Operations
In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser"), to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser (See Note 20, "Commitments and Contingencies").The table below summarizes the income (loss) from discontinued operations, net of tax, presented on our consolidated statements of operations:

	For the years ended
	December 31, 2011	December 25, 2010	December 26, 2009
	(In millions)
Gain related to settlement of a portion of our indemnity liabilities to FEMSA (See "Note 20")	$—	$42.6	$—
Loss related to adjustment in legal reserves due to changes in estimates and foreign exchange gains and losses	(0.4)	(1.5)	—
Adjustments to indemnity liabilities due to changes in estimates and foreign exchange gains and losses	2.7	(1.5)	(9.0)
Income (loss) from discontinued operations, net of tax	$2.3	$39.6	$(9.0)
As of December 31, 2011, and December 25, 2010, included in current assets of discontinued operations on the balance sheet are $0.3 million and $0.6 million of deferred tax assets associated with these indemnity liabilities, respectively. Current liabilities of discontinued operations include current legal reserves of $4.8 million and $4.4 million as of December 31, 2011, and December 25, 2010, respectively.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Other Income and Expense
The table below summarizes other income and expense:

	For the years ended
	December 31, 2011	December 25, 2010	December 26, 2009
	(In millions)
Gain from Foster's swap and related financial instruments(1)	$0.8	$47.9	$0.7
Gain (loss) from foreign exchange and derivatives	(6.9)	(3.4)	5.4
Gain on sale of Montréal Canadiens(2)	—	—	46.0
Equity income (loss) of Montréal Canadiens	—	—	(1.2)
Environmental reserve	(0.2)	0.2	(1.5)
Loss on non-operating leases	(0.9)	(1.0)	(3.6)
Loss related to the change in designation of cross currency swaps(3)	(6.7)	—	—
Other, net(4)	2.9	0.2	3.6
Other income (expense), net	$(11.0)	$43.9	$49.4

(1)
During the third quarter of 2008, we entered into a cash settled total return swap with Deutsche Bank in order to gain an economic interest exposure to Foster's Group Limited's ("Foster's") stock (ASX:FGL) (see Note 18, "Derivative Instruments and Hedging Activities"). During the third quarter of 2010, we accelerated the maturity dates of our total return swaps related to Foster's stock, and the majority of these swaps were settled prior to year end 2010. Simultaneously, we entered into a series of option contracts to limit our exposure to future changes in Foster's stock price, effectively fixing a range of settlement values for our remaining open swap positions. The remaining total return swaps and related options matured in January of 2011. Proceeds from these settlements are included within Cash flows from investing activities.

(2)	See Note 4, "Investments" under the "Montreal Canadiens" sub-heading for further discussion.

(3)	See Note 18, "Derivative Instruments and Hedging Activities" under "Cross Currency Swaps" sub-heading for further discussion.

(4)
This includes gains of $1.0 million in 2011 and $0.5 million in 2010 related to sales of non-core real estate to related but unconsolidated parties. During 2010, we sold the historic Coors family home in Golden, Colorado, to the Adolph Coors Company LLC for $0.5 million and during 2011, we sold non-core real estate in Golden to MillerCoors for $1.0 million. The selling price in both instances was based on a market appraisal by an independent third party.

7. Income Tax
The pre-tax income on which the provision for income taxes was computed is as follows:

	For the years ended
	December 31, 2011	December 25, 2010	December 26, 2009
	(In millions)
Domestic	$767.2	$779.3	$477.1
Foreign	7.0	29.7	240.4
Total	$774.2	$809.0	$717.5
Income tax expense (benefit) includes the following current and deferred provisions:

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the years ended
	December 31, 2011	December 25, 2010	December 26, 2009
	(In millions)
Current:
Federal	$16.0	$7.5	$(51.3)
State	3.9	24.6	9.6
Foreign	24.0	38.7	(100.8)
Total current tax expense (benefit)	$43.9	$70.8	$(142.5)
Deferred:
Federal	$72.6	$86.9	$87.0
State	3.9	5.2	14.7
Foreign	(21.0)	(24.2)	26.1
Total deferred tax expense (benefit)	$55.5	$67.9	$127.8
Total income tax expense (benefit) from continuing operations	$99.4	$138.7	$(14.7)
Our income tax expense varies from the amount expected by applying the statutory federal corporate tax rate to income as follows:

	For the years ended
	December 31, 2011	December 25, 2010	December 26, 2009
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	1.6%	2.0%	2.0%
Effect of foreign tax rates	(21.4)%	(20.2)%	(21.7)%
Effect of foreign tax law and rate changes	(0.4)%	0.7%	(2.7)%
Effect of unrecognized tax benefits	(1.1)%	0.8%	(18.8)%
Other, net	(0.9)%	(1.2)%	4.2%
Effective tax rate	12.8%	17.1%	(2.0)%
Our deferred tax assets and liabilities are composed of the following:

	As of
	December 31, 2011	December 25, 2010
	(In millions)
Current deferred tax assets:
Compensation related obligations	$3.5	$0.6
Accrued liabilities and other	47.3	46.5
Tax credit carryforward	—	5.4
Valuation allowance	(6.1)	—
Other	2.2	0.2
Total current deferred tax assets	46.9	52.7
Current deferred tax liabilities:
Partnership investments	192.6	259.3
Balance sheet reserves and accruals	4.0	13.0
Total current deferred tax liabilities	196.6	272.3
Net current deferred tax assets(1)	—	—
Net current deferred tax liabilities(1)	$149.7	$219.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of
	December 31, 2011	December 25, 2010
	(In millions)
Non-current deferred tax assets:
Compensation related obligations	$12.7	$20.0
Postretirement benefits	191.5	149.9
Foreign exchange losses	152.0	212.1
Convertible debt	1.0	1.3
Tax loss carryforwards	32.5	79.9
Intercompany financing	13.2	14.9
Partnership investments	13.1	23.0
Accrued liabilities and other	21.8	20.5
Valuation allowance	(22.5)	(39.0)
Total non-current deferred tax assets	415.3	482.6
Non-current deferred tax liabilities:
Fixed assets	117.8	119.8
Partnership investments	19.8	49.7
Intangibles	579.5	589.1
Other	3.9	2.5
Total non-current deferred tax liabilities	721.0	761.1
Net non-current deferred tax asset(1)	$—	$—
Net non-current deferred tax liability(1)	$305.7	$278.5

(1)	Our net deferred tax assets and liabilities are presented and composed of the following:

	As of
	December 31, 2011	December 25, 2010
	(In millions)
Domestic net current deferred tax liabilities	$161.3	$152.6
Foreign net current deferred tax assets	11.6	—
Foreign net current deferred tax liabilities	—	67.0
Net current deferred tax liabilities	$149.7	$219.6
Domestic net non-current deferred tax assets	$149.9	$188.2
Foreign net non-current deferred tax liabilities	455.6	466.7
Net non-current deferred tax liabilities	$305.7	$278.5
Our fiscal year effective tax rate was approximately 13% in 2011, 17% in 2010, and (2)% in 2009. Our effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to the impact of lower effective income tax rates applicable to our Canadian and U.K. businesses.
We have U.S. federal and state net operating losses. The tax effect of these attributes is $4.8 million at December 31, 2011, and $4.3 million at December 25, 2010, which will expire between 2012 and 2029. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As a result, we have established a valuation allowance in the amount of $1.0 million and $1.0 million at December 31, 2011, and December 25, 2010, respectively. In addition, we have Canadian federal and provincial net operating loss and capital loss carryforwards. The tax effect of these attributes is $27.8 million at December 31, 2011, and $72.2 million at December 25, 2010. The Canadian loss carryforwards will expire between 2014 and 2031. We believe, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized, and we have established a valuation allowance in the amount of $12.4 million and $12.4 million at December 31, 2011, and December 25, 2010, respectively. In addition, we have U.K. capital loss carryforwards. The tax effect of these attributes was $8.2 million at

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, and $8.7 million at December 25, 2010. The U.K. capital loss carryforwards do not expire.
Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. As of December 25, 2010, we had $84.1 million of unrecognized tax benefits. Since December 25, 2010, unrecognized tax benefits decreased by $13.4 million. This decrease represents the net of increases due to fluctuation in foreign exchange rates, additional unrecognized tax benefits, accrued penalties, and interest accrued for the current year, and decreases primarily due to tax years closing or being effectively settled and payments made to tax authorities with regard to unrecognized tax benefits during 2011, resulting in total unrecognized tax benefits of $70.7 million as of December 31, 2011. If recognized, the full amount of the unrecognized tax benefits would affect the effective tax rate as of December 31, 2011, compared with $84.1 million as of December 25, 2010. During 2012, we do not expect any significant increases or decreases to unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Anticipated interest and penalty payments of $8.6 million and $8.4 million were accrued in unrecognized tax benefits as of December 31, 2011, and December 25, 2010, respectively. We recognized an income tax expense of $0.3 million and $2.6 million for the net increase and net reduction of interest and penalties on unrecognized tax benefits as of December 31, 2011, and December 25, 2010, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the years ended
	December 31, 2011	December 25, 2010	December 26, 2009
	(In millions)
Balance at beginning of year	$84.9	$72.3	$206.1
Additions for tax positions related to the current year	9.6	6.9	26.0
Additions for tax positions of prior years	4.3	6.5	1.8
Reductions for tax positions of prior years	(0.1)	(1.0)	(74.1)
Settlements	(1.5)	(0.8)	(11.4)
Release due to statute expiration	(25.6)	(1.6)	(92.1)
Foreign currency adjustment	(0.9)	2.6	16.0
Balance at end of year	$70.7	$84.9	$72.3
We file income tax returns in most of the federal, state, and provincial jurisdictions in the U.S., U.K., and Canada. Tax years through 2006 are closed in the U.S., while exam years 2007 and 2008 have been effectively settled and only remain open pending finalization of an advanced pricing agreement. Tax years through fiscal year ended 2006 are closed or have been effectively settled through examination in Canada. Tax years through 2008 are closed or have been effectively settled through examination in the U.K.
We have elected to treat our portion of all foreign subsidiary earnings through December 31, 2011, as permanently reinvested under the accounting guidance and accordingly, have not provided any U.S. federal or state tax thereon. As of December 31, 2011, approximately $920.0 million of retained earnings attributable to foreign subsidiaries was considered to be indefinitely invested. Our intention is to reinvest the earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. However, we believe that U.S. foreign tax credits would largely eliminate any U.S. taxes and offset any foreign withholding taxes due on remittance.
8. Special Items
We have incurred charges or gains that we do not believe to be indicative of our core operations. As such, we have separately classified these costs as special items.
Summary of Special Items

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the years ended
	December 31, 2011	December 25, 2010	December 26, 2009
	(In millions)
Canada—Restructuring, exit and other related costs associated with the Montréal and Edmonton breweries(1)	$0.6	$1.0	$7.6
Canada—Special termination benefits(2)	5.2	3.2	—
Canada—Software abandonment(3)	—	12.8	—
Canada—Pension curtailment(4)	—	—	5.3
Canada—Flood related costs, net(5)	0.2	—	—
Canada—BRI Loan Guarantee Adjustment(6)	(2.0)	—	—
Canada—Fixed asset adjustment(7)	7.6	—	—
U.K.—Release of non-income-related tax reserve(8)	(2.3)	0.4	10.4
U.K.—Restructuring charges and related exit costs(9)	2.1	2.6	2.8
U.K.—Other, net	(0.1)	0.1	—
U.K.—Costs associated with Cobra acquisition	—	—	5.7
MCI —Costs associated with other strategic initiatives	1.0	1.1	—
Corporate —Costs associated with other strategic initiatives	—	0.1	0.9
Total special items	$12.3	$21.3	$32.7

(1)	During 2011, 2010, and 2009, we recognized expenses for restructuring costs associated with the employee terminations and impairment of assets at the Montréal and Edmonton breweries.

(2)
During 2011, we recognized charges related to special termination benefits offered to eligible employees upon election for early retirement as collective bargaining agreements were ratified with MCC impacting the Quebec Hourly Defined Benefit pension plan. Additionally, during the first quarter of 2011 and the first half of 2010, we recognized expenses for special termination benefits related to the Ontario-Atlantic Hourly Defined Benefit pension plan.

(3)
During 2010, a capital asset write-off and associated costs were recorded related to the abandonment of sales support software, which had been under development, as a result of a change in strategic direction relative to the use of the software.

(4)
During 2009, we recognized a pension curtailment loss and restructuring costs associated with employee terminations at the Montréal brewery, driven by MillerCoors' decision to produce Blue Moon products at its breweries in the U.S.

(5)	During 2011, we incurred expenses related to flood damages at our Toronto offices, which was partially offset by insurance proceeds.

(6)
During the second quarter of 2011, we recognized a $2.0 million gain resulting from a reduction of our guarantee of BRI debt obligations, which is discussed further in Note 20 "Commitments and Contingencies".

(7)
During the second quarter of 2011, we recognized a $7.6 million loss related to the correction of an immaterial error in prior periods to reduce Properties in the Canada segment, resulting from the performance of a fixed asset count. The impact of the error and the related correction this year is not material to any prior annual or interim financial statements and is not material to the fiscal year results for 2011.

(8)
During 2009, we established a non-income-related tax reserve of $10.4 million that was recorded as a special item. Our current estimates indicate a range of possible loss relative to this reserve of $0 million to $22.3 million, inclusive of potential penalties and interest. The amount recorded in 2011 represents a release of a portion of this reserve as a result of a change in estimate.

(9)
During 2011, 2010 and 2009, we recognized employee termination costs primarily related to supply chain restructuring activity resulting from on-going company-wide efforts to increase efficiency throughout the segment.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have restructuring accruals for Canada and the U.K. of $0.1 million and $1.8 million, respectively, as of December 31, 2011, and $0.2 million and $2.2 million as of December 25, 2010, respectively.
9. Stockholders' Equity
Changes to the number of shares of capital stock issued were as follows:

	Common stock issued		Exchangeable shares issued
	Class A	Class B(1)	Class A	Class B
	(Share amounts in millions)
Balance at December 28, 2008	2.7	157.1	3.2	20.9
Shares issued under equity compensation plans	—	1.5	—	—
Shares exchanged for common stock	(0.1)	0.8	—	(0.7)
Balance at December 26, 2009	2.6	159.4	3.2	20.2
Shares issued under equity compensation plans	—	1.4	—	—
Shares exchanged for common stock	—	1.2	(0.2)	(1.0)
Balance at December 25, 2010	2.6	162.0	3.0	19.2
Shares issued under equity compensation plans	—	0.7	—	—
Shares exchanged for common stock	—	—	—	—
Shares exchanged for Class B exchangeable shares	—	—	(0.1)	0.1
Balance at December 31, 2011	2.6	162.7	2.9	19.3

(1)
During 2011, we repurchased Class B common shares which results in a lower number of outstanding shares compared to issued shares. See "Share Repurchase Program" below for further discussion. For all other classes, issued shares equal outstanding shares.

Preferred Stock
At December 31, 2011, and December 25, 2010, 25.0 million shares of no par value preferred stock were authorized but not issued.
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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
the issuance of shares of Class B common stock (other than upon the conversion of Class A common stock under circumstances provided in our Certificate of Incorporation or the exchange or redemption of Class B exchangeable shares in accordance with the terms of those exchangeable shares) or securities (other than Class A common stock) that are convertible into or exercisable for Class B common stock, if the number of shares to be issued is equal to or greater than 20% of the number of outstanding shares of Class B common stock;

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
Pentland Securities (1981) Inc. (the "Pentland Trust") and Adolph Coors, Jr. Trust (the "Coors Trust"), which together control more than 90% of our Class A common stock and Class A exchangeable shares, have voting trust agreements through which they have combined their voting power over the shares of our Class A common stock and the Class A exchangeable shares that they own. However, in the event that these two stockholders do not agree to vote in favor of a matter submitted to a stockholder vote (other than the election of directors), the voting trustees will be required to vote all of the Class A common stock and Class A exchangeable shares deposited in the voting trusts against the matter. There is no other mechanism in the voting trust agreements to resolve a potential deadlock between these stockholders.
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
Share Repurchase Program
In July 2011, the Board of Directors authorized a new program to repurchase up to $1.2 billion of outstanding shares of Class B common stock in the open market or in privately negotiated transactions over an expected term of 3 years. We have purchased a total of 7.5 million shares of our Class B common stock under the share repurchase program as of December 31, 2011, for $321.1 million. During the third quarter of 2011, our Board of Directors expanded this program to include the repurchase of our Class A common stock. There are fewer Class A shares available to repurchase on the open market, so the repurchases will continue to be primarily of Class B shares.
Exchangeable Shares

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
10. Earnings Per Share
Basic net income per share was computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the additional dilutive effect of our potentially dilutive securities, which includes stock options ("options"), stock-only stock appreciation rights ("SOSARs"), restricted stock units ("RSUs"), deferred stock units ("DSUs") and performance units ("PUs"). The dilutive effects of our potentially dilutive securities are calculated using the treasury stock method. Diluted income per share could also be impacted by our convertible debt and related warrants outstanding if they were in the money.
The following summarizes the effect of dilutive securities on diluted EPS:

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the years ended
	December 31, 2011	December 25, 2010	December 26, 2009
	(In millions, except per share amounts)
Amount attributable to MCBC
Net income (loss) from continuing operations	$674.0	$668.1	$729.4
Income (loss) from discontinued operations, net of tax	2.3	39.6	(9.0)
Net income (loss) attributable to MCBC	$676.3	$707.7	$720.4
Weighted average shares for basic EPS	184.9	185.9	184.4
Effect of dilutive securities:
Options and SOSARs	0.9	0.9	1.0
RSUs, PUs and DSUs	0.6	0.5	0.5
Weighted average shares for diluted EPS	186.4	187.3	185.9
Basic net income (loss) per share:
Continuing operations attributable to MCBC	$3.65	$3.59	$3.96
Discontinued operations attributable to MCBC	0.01	0.21	(0.05)
Basic net income (loss) attributable to MCBC	$3.66	$3.80	$3.91
Diluted net income (loss) per share:
Continuing operations attributable to MCBC	$3.62	$3.57	$3.92
Discontinued operations attributable to MCBC	0.01	0.21	(0.05)
Diluted net income (loss) attributable to MCBC	$3.63	$3.78	$3.87
Dividends declared and paid per share	$1.24	$1.08	$0.92
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
The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on diluted earnings per share:

	For the years ended
	December 31, 2011	December 25, 2010	December 26, 2009
	(In millions)
Options, SOSARs and RSUs(1)	0.9	0.7	0.6
Shares of Class B common stock issuable upon assumed conversion of the 2.5% Convertible Senior Notes(2)	10.8	10.5	10.5
Warrants to issue shares of Class B common stock(2)	10.8	10.5	10.5
	22.5	21.7	21.6

(1)
Exercise prices exceed the average market price of the common shares or are anti-dilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method. See Note 14, "Share-Based Payments," for further discussion of these items.

(2)
As discussed in Note 13, "Debt," we issued $575 million of senior convertible notes in June 2007. The impact of a net share settlement of the conversion amount at maturity will begin to dilute earnings per share if and when our stock price reaches $53.40. The impact of stock that could be issued to settle share obligations we could have under the warrants we issued simultaneously with the convertible notes issuance will begin to dilute earnings per share when our stock price reaches $67.82. The potential receipt of MCBC stock from counterparties under our purchased call options

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

when and if our stock price is between $53.40 and $67.82 would be anti-dilutive and excluded from any calculations of earnings per share.
We have no outstanding equity share awards that contain non-forfeitable rights to dividends on unvested shares.
11. Properties
The cost of properties and related accumulated depreciation consists of the following:

	As of
	December 31, 2011	December 25, 2010
	(In millions)
Land and improvements	$105.4	$102.0
Buildings and improvements	351.9	341.8
Machinery and equipment	1,259.6	1,243.9
Returnable containers	203.2	202.2
Furniture and fixtures	277.4	309.2
Software	112.0	47.9
Natural resource properties	3.0	3.0
Construction in progress	137.7	65.2
Total properties cost	2,450.2	2,315.2
Less: accumulated depreciation	(1,020.1)	(926.5)
Net properties	$1,430.1	$1,388.7
Depreciation expense was $177.0 million, $159.6 million and $167.5 million for fiscal years 2011, 2010 and 2009, respectively. We estimate that the loss, breakage and deterioration of our returnable containers (including returnable bottles, kegs and pallets) is comparable to the depreciation calculated on an estimated useful life of approximately 4 years for returnable bottles, 15 years for returnable kegs and 2 years for pallets. Loss and breakage expense, included in the depreciation expense amounts noted above, was $33.7 million, $31.2 million and $30.3 million for fiscal years 2011, 2010 and 2009, respectively, and is classified within Cost of goods sold in the consolidated statements of operations.
As a result of a fixed asset count performed in Canada, Properties were reduced by $13.9 million in 2011 for a correction of an immaterial error in prior periods. A $7.6 million charge was recognized in Specials as discussed in Note 8, "Special Items" and Goodwill was increased by $6.3 million for the assets identified as not present as of the Merger date as discussed in Note 12, "Goodwill and Intangible Assets."
In the U.K., we own and maintain the dispensing equipment in on-premise retail outlets. Dispensing equipment that transfers the beer from the keg in the cellar to the glass is capitalized at cost upon installation and depreciated on a straight-line basis over lives of up to 7 years, depending on the nature and usage of the equipment. Labor and materials used to install dispensing equipment are capitalized and depreciated over 2 years. Dispensing equipment awaiting installation is held in inventory and valued at the lower of cost or market. Ordinary repairs and maintenance are expensed as incurred.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the ranges of the useful economic lives assigned to depreciable property, plant and equipment for the periods presented:

Useful Economic Lives as of December 31, 2011
Buildings and improvements	20 - 40 years
Machinery and equipment	3 - 25 years
Furniture and fixtures	3 - 10 years
Returnable containers	2 - 15 years
Software	3 - 5 years
12. Goodwill and Intangible Assets
The following summarizes the changes in goodwill:

	As of
	December 31, 2011	December 25, 2010
	(In millions)
Balance at beginning of year	$1,489.1	$1,475.0
Foreign currency translation	(6.1)	5.2
Business acquisitions	19.7	8.6
Historical corrections (1)	(49.4)	0.3
Balance at end of year	$1,453.3	$1,489.1

(1)
As a result of the 2011 correction of an immaterial error in prior periods related to BRI, goodwill decreased $55.7 million. See Note 4, "Investments" under the "Brewers' Retail Inc." sub-heading for further discussion. In addition, as a result of a fixed asset count performed in Canada, goodwill was increased by $6.3 million for the assets identified as not present as of the Merger date. See Note 11, "Properties," for further discussion.

Goodwill was allocated between our segments as follows:

	As of
	December 31, 2011	December 25, 2010
	(In millions)
Canada	$689.5	$748.6
United Kingdom	746.1	731.4
MCI	17.7	9.1
Consolidated	$1,453.3	$1,489.1
The following table presents details of our intangible assets, other than goodwill, as of December 31, 2011:

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$316.9	$(179.0)	$137.9
Distribution rights	2 - 23	342.0	(234.0)	108.0
Patents and technology and distribution channels	3 - 10	34.9	(28.9)	6.0
Land use rights and other	2 - 42	6.5	(0.8)	5.7
Intangible assets not subject to amortization:
Brands	Indefinite	3,322.4	—	3,322.4
Distribution networks	Indefinite	990.5	—	990.5
Other	Indefinite	15.5	—	15.5
Total		$5,028.7	$(442.7)	$4,586.0
The following table presents details of our intangible assets, other than goodwill, as of December 25, 2010:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$297.3	$(159.6)	$137.7
Distribution rights	2 - 23	345.8	(221.6)	124.2
Patents and technology and distribution channels	3 - 10	34.6	(25.5)	9.1
Land use rights and other	2 - 42	6.2	(0.1)	6.1
Intangible assets not subject to amortization:
Brands	Indefinite	3,359.2	—	3,359.2
Distribution networks	Indefinite	1,003.3	—	1,003.3
Other	Indefinite	15.5	—	15.5
Total		$5,061.9	$(406.8)	$4,655.1
The change in the gross carrying amounts of intangibles from December 25, 2010, to December 31, 2011, is primarily due to the impact of foreign exchange rate fluctuations, as a significant amount of intangibles are denominated in foreign currencies, slightly offset by the 2011 acquisition of Sharp's Brewery Ltd. in the U.K. ($20.4 million).
Based on foreign exchange rates as of December 31, 2011, the estimated future amortization expense of intangible assets is as follows:

Fiscal Year	Amount
(In millions)
2012	$34.6
2013	$33.7
2014	$33.7
2015	$31.1
2016	$34.1
Amortization expense of intangible assets was $40.1 million, $42.7 million, and $40.5 million for the years ended December 31, 2011, December 25, 2010, and December 26, 2009, respectively, and is presented within Marketing, general and administrative expenses.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We are required to perform goodwill and indefinite-lived intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. We performed the required annual impairment testing as of June 26, 2011, the first day of the third quarter, and determined that there were no impairments of goodwill or other indefinite-lived intangible assets. There were no impairment losses recognized during the fiscal years 2011 or 2010.

Through our annual impairment testing in 2011, it was determined that the fair value of our China reporting unit, included in MCI, was not significantly in excess of its carrying value (of which $9.6 million is goodwill as of December 31, 2011). In the fifteen months since our investment, the performance of MC Si'hai (included in our China reporting unit) did not meet our expectations due to delays in executing our business plans. While we continue to work at resolving the delays, no guarantee can be made that our efforts will be successful. As a consequence, the fair value of our China reporting unit only exceeded its carrying value by4% and a future goodwill impairment charge related to the China reporting unit may be required.
We use a combination of discounted cash flow analyses and evaluations of values derived from earnings multiples of comparable public companies and market comparable transactions to determine the fair value of reporting units. Our cash flow projections are based on various long-range financial and operational plans of the Company. In 2011, the discount rate used for fair value estimates for reporting units was 9.0% for Canada, 9.5% for the U.K. and 16% for China. These rates are based on weighted average cost of capital, driven by, among other factors, the prevailing interest rates in geographies where these businesses operate, as well as the credit ratings and financing abilities and opportunities of each reporting unit. We use an excess earnings approach to determine the fair values of our indefinite-lived intangible assets. Discount rates used for testing of indefinite-lived intangibles ranged from 9% to 15%. These rates largely reflect the rates for the overall reporting unit valuations, with some level of premium associated with the specificity of the intangibles themselves. Our reporting units operate in relatively mature beer markets, where we are reliant on a major brand for a high percentage of sales. Changes in the factors used in the estimates, including declines in industry or company-specific beer volume sales, margin erosion, termination of brewing and/or distribution agreements with other brewers, and discount rates used, could have a significant impact on the fair values of the reporting units and, consequently, may result in goodwill or indefinite-lived intangible asset impairment charges in the future.
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in 2011.
13. Debt
Our total long-term borrowings as of December 31, 2011, and December 25, 2010, were composed of the following:

	As of
	December 31, 2011	December 25, 2010
	(In millions)
Senior notes:
$850 million 6.375% notes due 2012(1)	$44.6	$44.6
CAD 900 million 5.0% notes due 2015(2)	881.2	892.6
$575 million 2.5% convertible notes due 2013(3)	575.0	575.0
CAD 500 million 3.95% Series A notes due 2017(4)	489.6	495.9
Credit facility(5)	—	—
Less: unamortized debt discounts and other	(30.8)	(48.5)
Total long-term debt (including current portion)	1,959.6	1,959.6
Less: current portion of long-term debt	(44.7)	—
Total long-term debt	$1,914.9	$1,959.6
Total fair value	$2,133.6	$2,137.6

(1)
On May 7, 2002, CBC completed a private placement of $850 million of 6.375% senior notes, due 2012, with interest payable semi-annually. Net proceeds from the sale of the notes, after deducting estimated expenses and underwriting fees, were approximately $841 million. The notes were subsequently exchanged for publicly registered notes with the same terms. On July 11, 2007, we repurchased $625 million aggregate principal amount of those notes. On February 7,

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2008, we announced a tender for repurchase of any and all of the remaining principal amount of $225 million, with the tender period running through February 14, 2008. The net costs of $12.4 million related to this extinguishment of debt and termination of related interest rate swaps was recorded in the first quarter of 2008. The amount actually repurchased was $180.4 million with $44.7 million outstanding as of December 31, 2011, which, in addition to the remaining principal amount of $44.6 million, also includes $0.1 million related to interest rate swaps transacted around this debt issuance in 2002, but were cash settled in 2008 in conjunction with the tender offer. This remaining balance relates to the outstanding principal amount and is being amortized over the remaining term of this debt.

(2)
On September 22, 2005, Molson Coors Capital Finance ULC, a Nova Scotia entity, and Molson Coors International, LP, a Delaware partnership, both wholly owned subsidiaries of MCBC, issued 10-year and 5-year private placement debt securities totaling CAD 900 million in Canada and $300 million in the United States, bearing interest at 5.0% and at 4.85%, respectively paid semi-annually. The U.S. $300 million issue matured and was repaid on September 22, 2010. The remaining CAD 900 million offering is guaranteed by MCBC, and certain of our U.S. and Canadian subsidiaries. The securities have certain restrictions on secured borrowing, sale-leaseback transactions and the sale of assets, all of which we were in compliance at December 31, 2011, and December 25, 2010. The CAD 900 million issue was subsequently exchanged for Canadian publicly registered notes maturing on September 22, 2015.

Prior to issuing the bonds, we entered into a bond forward transaction for a portion of the Canadian offering. The bond forward transaction effectively established, in advance, the yield of the government of Canada bond rates over which the Company's private placement was priced. At the time of the private placement offering and pricing, the government of Canada bond rates were trading at a yield lower than that locked in with the Company's interest rate lock. This resulted in a loss of $4.0 million on the bond forward transaction. Per authoritative accounting guidance pertaining to derivatives and hedging, the loss is being amortized over the life of the Canadian issued private placement and will serve to increase our effective cost of borrowing by 0.05% compared to the stated coupon on the issue.

(3)
On June 15, 2007, MCBC issued in a public offering $575 million of 2.5% Convertible Senior Notes (the "Notes") payable semi-annually in arrears. The Notes are senior unsecured obligations and rank equal in rights of payment with all of our other senior unsecured debt and senior to all of our future subordinated debt. The Notes are guaranteed by MCBC and certain of our U.S. and Canadian subsidiaries. The Notes mature on July 30, 2013, unless earlier converted or terminated, subject to certain conditions, as noted below. The Notes contain certain customary anti-dilution and make-whole provisions to protect holders of the Notes as defined in the Indenture.

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

After January 30, 2013, holders may surrender their Notes for conversion any time prior to the close of business on the business day immediately preceding the maturity date regardless of whether any of the conditions listed above have been satisfied. Upon conversion of the Notes, holders of the Notes will receive the par value amount of each note in cash and the shares of our Class B common stock (subject to our right to deliver cash in lieu of all or a portion of those shares) in satisfaction of the conversion feature if, on the day of conversion, the MCBC stock price exceeds the conversion price. The original conversion price for each $1,000 aggregate principal amount of notes was $54.76 per share of our Class B common stock, which represented a 25% premium above the stock price on the day of the issuance of the Notes and corresponded to the initial conversion ratio of 18.263 shares per each $1,000 aggregate principal amount of notes. The conversion ratio and conversion price are subject to adjustments for certain events and provisions, as defined in the Indenture. As a result of our announcement of a dividend increase in June 2011, our

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

conversion price and ratio are $53.40 and 18.7251 shares respectively. If, upon conversion, the MCBC stock price is below the conversion price, adjusted as necessary, a cash payment for the par value amount of the Notes will be made. As of December 31, 2011, the convertible debt's if-converted value did not exceed the principal.
We initially accounted for the Notes pursuant to guidance pertaining to convertible bonds with issuer option to settle for cash upon conversion, that is, we did not separate and assign values to the conversion feature of the Notes but rather accounted for the entire agreement as one debt instrument as the conversion feature met the requirements of guidance pertaining to accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock. The amounts in the table above have been reduced by the unamortized discount related to our convertible debt in the amounts of $28.9 million and $46.3 million for the years ended December 31, 2011, and December 25, 2010, respectively, included in the unamortized debt discount balances above. The remaining $1.9 million and $2.2 million as of December 31, 2011, and December 25, 2010, respectively, within these balances relates to unamortized debt premiums, discounts and other on the additional debt balances.
During the fiscal years 2011, 2010 and 2009, we incurred additional non-cash interest expense of $17.5 million, $16.9 million, and $16.4 million, respectively. The additional non-cash interest expense impact (net of tax) to net income per share was a decrease of $0.06, $0.06 and $0.06 for the fiscal years 2011, 2010 and 2009, respectively. We also incurred interest expense related to the 2.5% coupon rate of $14.6 million, $14.3 million, and $14.4 million for the fiscal years 2011, 2010 and 2009, respectively. The combination of non-cash and cash interest resulted in an effective interest rate of 5.90%, 5.91% and 6.01% for the fiscal years 2011, 2010 and 2009, respectively. We also expect to record additional non-cash interest expense of $18 million and $11 million in 2012 and 2013, respectively, representing the remaining amortization of the debt discount on the Notes and thereby increasing the carrying value of the long-term debt to its $575 million face value at maturity in July 2013.
In connection with the issuance of the Notes, we incurred approximately $10 million of deferred debt issuance costs which are being amortized as interest expense over the life of the Notes.
Convertible Note Hedge and Warrants:
In connection with the issuance of the Notes, we entered into a privately negotiated convertible note hedge transaction. The convertible note hedge (the "purchased call options") will cover up to approximately 10.8 million shares of our Class B common stock. The purchased call options, if exercised by us, require the counterparty to deliver to us shares of Class B common stock adequate to meet our net share settlement obligations under the Notes and are expected to reduce the potential dilution to our Class B common stock to be issued upon conversion of the Notes, if any. Separately and concurrently, we also entered into warrant transactions with respect to our Class B common stock pursuant to which we may be required to issue to the counterparty up to approximately 10.8 million shares of our Class B common stock. The warrant price is $67.82 which represents a 60% premium above the stock price on the date of the warrant transaction. The warrants expire on February 20, 2014.
We used a portion of the net proceeds from the issuance of the Notes to pay for the cost of the purchased call options, which was partially offset by the proceeds received from the warrant transaction, resulting in a net use of proceeds of $50 million. The net cost of these transactions, net of tax, was recorded in the Stockholders' Equity section of the balance sheet.
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

Prior to issuing the bonds, we entered into a forward starting interest rate swap transaction for a portion of the Canadian offering. The forward starting interest rate swap transaction effectively established, in advance, an average fixed rate of 3.3% for the benchmark Canadian yield on the CAD 200 million we hedged. At the time of the private placement offering and pricing, the government of Canada bond rates were trading at a yield lower than that locked in with the Company's interest rate lock. This resulted in a loss of CAD 7.9 million on the forward starting interest rate swap transaction. Per authoritative accounting guidance pertaining to derivatives and hedging, the loss is being

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amortized over the life of the Canadian issued private placement and will serve to increase our effective cost of borrowing by approximately 0.23% compared to the stated coupon on the issue.

(5)
During the second quarter of 2011, we terminated our $750 million revolving multicurrency bank credit facility, which was scheduled to expire in August 2011. Additionally, in connection with this termination, we entered into an agreement for a 4-year revolving multicurrency credit facility of $400 million, which provides a $100 million sub-facility available for the issuance of letters of credit. We incurred $2.2 million of issuance costs and up-front fees related to this agreement, which are being amortized over the term of the facility. There were no outstanding borrowings on the $400 million credit facility as of December 31, 2011.

Short-term Borrowings
Our total short-term borrowing facilities consist of an overdraft facility of CAD $30.0 million at either USD Prime or CAD Prime depending on the borrowing currency, a line of credit for GBP $10.0 million and an overdraft facility for GBP 10.0 million, both at GBP LIBOR +1.5%, and a line of credit for Japanese Yen 1.5 billion (of which Japanese Yen 575.0 million is committed under an outstanding letter of credit, at a base rate of less than 1.0%). As of December 31, 2011 we had outstanding borrowings of $2.2 million under the Japanese Yen line of credit, and no borrowings under any of the other facilities. As of December 25, 2010, we had no borrowings under any of these facilities. See Note 20, "Commitments and Contingencies" for discussion related to letters of credit.
Additionally, in the fourth quarter of 2010, MC Si'hai opened a short-term borrowing facility for Chinese Renminbi ("RMB") 7.0 million. In 2011, we repaid this amount and closed the facility.
As of December 31, 2011, the aggregate principal debt maturities of long-term debt and short-term borrowings for the next five fiscal years are as follows:

Amount
(In millions)
2012	$46.9
2013	575.0
2014	—
2015	881.2
2016	—
Thereafter	489.6
Total	$1,992.7
Under the terms of some of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions. As of December 31, 2011, we were in compliance with all of these restrictions.
Interest
Interest incurred, capitalized and expensed were as follows:

	For the years ended
	December 31, 2011	December 25, 2010	December 26, 2009
	(In millions)
Interest incurred(1)	$121.0	$111.4	$99.3
Interest capitalized	(2.3)	(1.2)	(2.7)
Interest expensed	$118.7	$110.2	$96.6

(1)	Interest incurred includes non-cash interest of $17.5 million, $16.9 million and $16.4 million for the fiscal years 2011, 2010 and 2009, respectively.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Share-Based Payments
At December 31, 2011, we had three share-based compensation plans.
The 1990 Equity Incentive Plan
The 1990 Equity Incentive Plan ("EI Plan") generally provides for two types of grants for our employees: stock options for shares of Class B common stock and restricted stock awards of Class B common stock. The stock options have a term of 10 years and one-third of the stock option award vests in each of the three successive years after the date of grant. There were no awards granted under the EI Plan in 2011, 2010 or 2009 and we are not expecting to grant any new awards under this plan.
Equity Compensation Plan for Non-Employee Directors
The Equity Compensation Plan for Non-Employee Directors ("EC Plan") provides for awards of shares of Class B common stock or options for shares of Class B common stock. Awards vest after completion of the director's annual term. The compensation cost associated with the EC plan is amortized over the directors' term. There were no awards granted under the EC Plan in 2011, 2010 or 2009 and we are not expecting to grant any new awards under this plan.
Molson Coors Brewing Company Incentive Compensation Plan
During 2011, 2010 and 2009, we issued the following awards related to shares of Class B common stock to certain directors, officers, and other eligible employees, pursuant to the Molson Coors Brewing Company Incentive Compensation Plan ("MCBC IC Plan"): restricted stock units ("RSUs"), deferred stock units ("DSUs"), performance units ("PUs"), stock options, and stock-only stock appreciation rights ("SOSARs").
RSU awards are issued at the market value equal to the price of our stock at the date of the grant and vest over a period of three years. In 2011, 2010 and 2009, we granted 0.3 million, 0.3 million and 0.2 million RSUs with a weighted-average market value of $44.27, $43.61 and $42.07 each, respectively. Prior to issuance, RSUs have no voting rights.
DSU awards, under the Directors' Stock Plan pursuant to the MCBC IC Plan, are elections made by non-employee directors of MCBC that enable them to receive all or one-half of their annual cash retainer payments in our stock. The deferred stock unit awards are issued at the market value equal to the average day's price on the date of the grant. The DSUs are paid in shares of stock upon termination of service. Prior to issuance, DSUs have no voting or dividend rights. In 2011, 2010 and 2009, we granted a small number of DSUs with a weighted-average market value of $43.53, $45.25 and $42.82 per share, respectively.
PUs are granted based on a target value established at the date of grant and vest upon completion of a service requirement. The payout value can range from zero to two times the target value based on achievement of specified adjusted earnings per share targets. Adjusted earnings per share is an internal measure calculated from our actual diluted earnings per share adjusted for special items and other significant benefits or charges as approved by the Company's compensation committee. The PU award value is calculated by multiplying the number of PUs granted by actual cumulative adjusted earnings per share over the specific performance period. The PU award value can be settled in cash or shares, or partly in cash and partly in shares, at the discretion of the Company. If settled in shares, it will be based on the closing Class B common stock price on the date of vesting. Prior to vesting, no shares are issued and PUs have no voting or dividend rights. We are unable to predict the vesting date share price and as a result, account for the PUs as liabilities, resulting in variable compensation expense until settled. The variability of compensation expense arises primarily from changing estimates of adjusted earnings per share. Changes in the price of Class B common stock during the vesting period do not impact compensation expense but will impact the number of shares ultimately issued if the awards are settled in stock. Compensation expense is determined based upon the estimated fair value and recognized over the requisite service period of the grant once we have determined that achievement of the performance condition is probable. If in the future it becomes improbable that the performance condition will be met, previously recognized compensation cost will be reversed, and no compensation cost will be recognized. The service condition vesting periods range from one to three years. In 2011, we granted 0.6 million PUs, all of which were outstanding as of December 31, 2011. In 2010 and 2009, we granted 0.7 million and 2.4 million PUs, respectively. The aggregate intrinsic value of PUs outstanding at December 31, 2011, and December 25, 2010 was $22.9 million and $20.6 million, respectively.
Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Stock options have a term of 10 years and generally vest over three years. During 2011, we granted 0.7 million options with a weighted-average fair value of $9.60 each. During 2010, we granted 0.7 million options with a weighted-average fair value of $10.95 each. During 2009, we granted 0.7 million options with a weighted-average fair value of $10.33 each.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SOSARs were granted with an exercise price equal to the market value of a share of common stock on the date of grant. The SOSARs entitle the award recipient to receive shares of the Company's stock with a fair value equal to the excess of the trading price over the exercise price of such shares on the date of the exercise. SOSARs have a term of ten years and generally vest over three years. No SOSARs were granted in 2011, 2010 or 2009.
We record the fair value impact related to share-based compensation for our former employees, now employed by MillerCoors who hold previously granted MCBC share-based awards, on a quarterly basis. The additional mark-to-market cost is related to stock awards to be settled in Class B common stock. The mark-to-market share-based compensation before tax, related to MCBC equity awards, during the fiscal years 2011, 2010 and 2009, was a benefit of $0.1 million, and expenses of $2.6 million and $3.0 million, respectively. These amounts are included in the table below. As of the end of the second quarter of 2011, the share-based awards granted to former CBC employees now employed by MillerCoors became fully vested, as such; we recorded no such adjustment in the second half of 2011, and no further adjustments will be recorded related to these awards.
The following table summarizes components of the share-based compensation recorded as expense:

	For the years ended
	December 31, 2011	December 25, 2010	December 26, 2009
	(In millions)
Options and SOSARs
Pre-tax compensation expense	$5.6	$6.4	$5.9
Tax benefit	(1.6)	(1.9)	(1.8)
After-tax compensation expense	4.0	4.5	4.1
RSUs and DSUs
Pre-tax compensation expense	10.3	16.2	15.1
Tax benefit	(2.6)	(4.6)	(4.1)
After-tax compensation expense	7.7	11.6	11.0
PUs
Pre-tax compensation expense	8.7	7.4	4.8
Tax benefit	(2.6)	(2.1)	(1.2)
After-tax compensation expense	6.1	5.3	3.6
Total after-tax compensation expense	$17.8	$21.4	$18.7
Included in the restricted stock pre-tax compensation expense was the DSU amortization of $0.7 million, $0.6 million, and $0.6 million for the fiscal years 2011, 2010 and 2009, respectively.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The summary of activity of unvested RSUs, DSUs and PUs during 2011 is presented below:

	RSUs and DSUs		PUs
	Units	Weighted-average grant date fair value	Units	Weighted-average grant date fair value
	(In millions, except per share amounts)
Non-vested as of December 25, 2010	0.9	$48.62	2.2	$9.45
Granted	0.3	$44.27	0.6	$13.51
Vested	(0.5)	$48.05	(0.7)	$6.98
Forfeited	(0.1)	$44.40	(0.1)	$11.32
Non-vested as of December 31, 2011	0.6	$43.35	2.0	$11.67
The total fair values of RSUs, DSUs, and PUs vested during 2011, 2010 and 2009 were $29.3 million, $15.0 million and $11.4 million, respectively.
As of December 31, 2011, there was approximately $25.1 million of total unrecognized compensation cost from all share-based compensation arrangements granted under the plans, related to unvested shares. This compensation is expected to be recognized over a weighted-average period of approximately 1.1 years.
The fair value of each option granted in 2011, 2010 and 2009 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended
	December 31, 2011	December 25, 2010	December 26, 2009
Risk-free interest rate	2.57%	2.95%	2.46%
Dividend yield	2.57%	2.22%	2.28%
Volatility range	25.3% - 29.4%	27.2% - 29.5%	28.7% - 28.9%
Weighted-average volatility	26.29%	27.86%	28.88%
Expected term (years)	4.0 - 7.7	5.0 - 7.0	5.0 - 7.0
Weighted-average fair value	$9.60	$10.95	$10.33
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
Options and SOSARs outstanding at December 31, 2011, changes during 2011, and shares available for grant under all of our plans are presented below:

	Shares outstanding				Shares exercisable at year-end
	Shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value	Shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of December 25, 2010	6.8	$37.92	4.89	$91.6	5.5	$36.41	4.02	$82.7
Granted	0.7	$44.18
Exercised	(0.4)	$33.87
Forfeited	—	$43.46
Outstanding as of December 31, 2011	7.1	$38.69	4.31	$43.1	5.7	$37.58	3.34	$42.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total intrinsic values of options exercised during 2011, 2010 and 2009 were $3.9 million, $16.0 million and $22.9 million, respectively. During 2011, 2010 and 2009, cash received from stock options exercises was $11.6 million, $38.5 million and $43.1 million, respectively, and the total tax benefit to be realized for the tax deductions from these option exercises was $4.5 million, $3.9 million and $21.7 million, respectively.
As of December 31, 2011, there were 3.7 million shares of the Company's stock available for the issuance as option, SOSAR, RSU, DSU, PSU, and PU awards under the MCBC IC Plan.
15. Accumulated Other Comprehensive Income (Loss)

	MCBC shareholders
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and Postretirement Benefits adjustments	Equity Method Investments	Accumulated other comprehensive income (loss)	Noncontrolling interest
	(In millions)
As of December 28, 2008	$170.1	$35.3	$(365.6)	$(211.2)	$(371.4)	$(25.4)
Foreign currency translation adjustments	468.3	—	—	—	468.3	—
Unrealized gain (loss) on derivative instruments	—	(42.3)	—	—	(42.3)	—
Reclassification adjustment on derivative instruments	—	(15.7)	—	—	(15.7)	—
Pension and other postretirement benefit adjustments	—	—	(360.3)	—	(360.3)	—
Contribution to MillerCoors	—	—	—	143.8	143.8	—
Ownership share of MillerCoors, other comprehensive income (loss)	—	—	—	(32.2)	(32.2)	—
Pension and other postretirement benefit adjustments related to BRI deconsolidation	—	—	33.3	—	33.3	36.5
Tax benefit (expense)	146.4	18.7	87.0	(54.9)	197.2	(11.1)
As of December 26, 2009	$784.8	$(4.0)	$(605.6)	$(154.5)	$20.7	$—
Foreign currency translation adjustments	53.8	—	—	—	53.8	—
Unrealized gain (loss) on derivative instruments	—	(18.6)	—	—	(18.6)	—
Reclassification adjustment on derivative instruments	—	7.1	—	—	7.1	—
Pension and other postretirement benefit adjustments	—	—	147.5	—	147.5	—
Ownership share of MillerCoors, other comprehensive loss	—	—	—	(52.8)	(52.8)	—
Ownership share of other unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	(39.2)	(39.2)	—
Tax benefit (expense)	67.7	3.9	(39.3)	20.3	52.6	—
As of December 25, 2010	$906.3	$(11.6)	$(497.4)	$(226.2)	$171.1	$—
Foreign currency translation adjustments	(49.6)	—	—	—	(49.6)	—
Unrealized gain (loss) on derivative instruments	—	(2.0)	—	—	(2.0)	—
Reclassification adjustment on derivative instruments	—	14.9	—	—	14.9	—
Pension and other postretirement benefit adjustments	—	—	(242.0)	—	(242.0)	—
Ownership share of MillerCoors, other comprehensive loss	—	—	—	(103.4)	(103.4)	—
Ownership share of other unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	(2.8)	(2.8)	—
Tax benefit (expense)	(18.1)	0.4	62.6	39.2	84.1	—
As of December 31, 2011	$838.6	$1.7	$(676.8)	$(293.2)	$(129.7)	$—
The significant fluctuations to other comprehensive income due to foreign currency translation adjustments resulted from

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the weakening of both the CAD and GBP versus the USD during 2011, compared to the strengthening of the CAD and weakening of the GBP in 2010, and the weakening of both in 2009. We have significant levels of net assets denominated in these currencies due to our operations in those countries, and therefore other comprehensive income increases and/or decreases when those items are translated to our reporting currency, which is USD.
The decrease in other comprehensive income due to pension and other post retirement benefit adjustments is due to an increase in our pension obligations in 2011, driven by actuarial losses due to fluctuations in discount rate assumptions, while we experienced actuarial gains to pension obligations in 2010. The decrease in other comprehensive income associated with our equity method investments in 2011 is related to our 42% share of the unrealized gains on MillerCoors derivative instruments and unrealized losses on pension obligations, along with changes to BRI and BDL pension obligations.
16. Employee Retirement Plans
The Company maintains retirement plans in Canada, the U.K., the U.S. and MCI. Depending on the benefit program, we provide either defined benefit or defined contribution plans to our employees in Canada and the U.K. Each plan is managed locally and in accordance with respective local laws and regulations. All retirement plans for MCBC employees in the United States are defined contribution pension plans. MillerCoors, BRI and BDL maintain defined benefit pension plans as well; however, those plans are excluded from this disclosure as they are equity method investments and not consolidated.
Defined Benefit Plans
Net Periodic Pension Cost
The following represents our net periodic pension cost:

	For the year ended December 31, 2011
	Canada plans	U.S. plan	U.K. plan	MCI plan	Consolidated
	(In millions)
Components of net periodic pension cost (benefit):
Service cost—benefits earned during the year	$18.8	$—	$—	—	$18.8
Interest cost on projected benefit obligation	72.4	—	108.1	—	180.5
Expected return on plan assets	(73.9)	—	(125.5)	—	(199.4)
Amortization of prior service cost	0.8	—	—	—	0.8
Amortization of net actuarial loss	9.4	—	10.8	—	20.2
Less expected participant contributions	(1.6)	—	—	—	(1.6)
Net periodic pension cost (benefit)	$25.9	$—	$(6.6)	$—	$19.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the year ended December 25, 2010
	Canada plans	U.S. plan	U.K. plan	MCI plan	Consolidated
	(In millions)
Components of net periodic pension cost (benefit):
Service cost—benefits earned during the year	$17.4	$—	$—	$—	$17.4
Interest cost on projected benefit obligation	71.8	0.4	116.1	—	188.3
Expected return on plan assets	(70.1)	—	(109.8)	—	(179.9)
Amortization of prior service cost	0.8	(0.1)	—	—	0.7
Amortization of net actuarial loss	1.3	—	12.3	—	13.6
Curtailment loss	1.8	—	—	—	1.8
Less expected participant and National Insurance contributions	(2.0)	—	—	—	(2.0)
Net periodic pension cost (benefit)	$21.0	$0.3	$18.6	$—	$39.9

	For the year ended December 26, 2009
	Canada plans	U.S. plan	U.K. plan	MCI plan	Consolidated
	(In millions)
Components of net periodic pension cost (benefit):
Service cost—benefits earned during the year	$15.0	$—	$4.6	—	$19.6
Interest cost on projected benefit obligation	69.5	0.4	107.6	—	177.5
Expected return on plan assets	(68.3)	—	(122.3)	—	(190.6)
Amortization of prior service cost	0.7	—	—	—	0.7
Amortization of net actuarial loss	0.1	0.4	—	—	0.5
Special termination benefits	5.3	—	—	—	5.3
Less expected participant and National Insurance contributions	(1.9)	—	(0.5)	—	(2.4)
Net periodic pension cost	$20.4	$0.8	$(10.6)	$—	$10.6
Changes in Funded Status:
The changes in the projected benefit obligation, plan assets and the funded status of the pension plans are as follows:

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2011
	Underfunded					Overfunded
	Canada plans	U.S. plan	U.K. plan	MCI plan	Total	Canada plans	Consolidated
	(In millions)
Change in projected benefit obligation:
Prior year projected benefit obligation	$777.4	$7.8	$2,000.9	—	$2,786.1	$584.9	$3,371.0
Changes in current year (Underfunded)/Overfunded position	235.6	—	—	—	235.6	(235.6)	—
Service cost, net of expected employee contributions	14.7	—	—	—	14.7	2.6	17.3
Interest cost	54.8	—	108.1	—	162.9	17.6	180.5
Actual employee contributions	1.5	—	—	—	1.5	—	1.5
Actuarial loss (gain)	98.8	—	118.6	1.5	218.9	24.4	243.3
Benefits paid	(62.3)	—	(99.1)	—	(161.4)	(30.4)	(191.8)
Adjustment due to change in historical accounting	—	(7.8)	—	2.0	(5.8)	—	(5.8)
Foreign currency exchange rate change	(16.4)	—	8.9	0.3	(7.2)	(4.9)	(12.1)
Projected benefit obligation at end of year	$1,104.1	$—	$2,137.4	$3.8	$3,245.3	$358.6	$3,603.9
Actuarial present value of accumulated benefit obligation	$1,103.0	$—	$2,137.5	$3.1	$3,243.6	$357.7	$3,601.3
Change in plan assets:
Prior year fair value of assets	$642.9	$—	$1,821.1	—	$2,464.0	$656.8	$3,120.8
Changes in current year (Underfunded)/Overfunded position	242.0	—	—	—	242.0	(242.0)	—
Actual return on plan assets	45.0	—	111.9	—	156.9	50.2	207.1
Employer contributions	9.0	—	—	—	9.0	4.3	13.3
Actual employee contributions	1.5	—	—	—	1.5	—	1.5
Benefits and plan expenses paid	(62.3)	—	(105.5)	—	(167.8)	(30.4)	(198.2)
Foreign currency exchange rate change	(11.0)	—	11.5	—	0.5	(6.1)	(5.6)
Fair value of plan assets at end of year	$867.1	$—	$1,839.0	—	$2,706.1	$432.8	$3,138.9
Funded status:
Projected benefit obligation at end of year	$(1,104.1)	$—	$(2,137.4)	$(3.8)	$(3,245.3)	$(358.6)	$(3,603.9)
Fair value of plan assets at end of year	867.1	—	1,839.0	—	2,706.1	432.8	3,138.9
Funded status—(Underfunded)/Overfunded	(237.0)	—	(298.4)	(3.8)	(539.2)	74.2	(465.0)
Less: noncontrolling interests	—	—	—	—	—	—	—
Funded status after noncontrolling interests—(Underfunded)/Overfunded	$(237.0)	$—	$(298.4)	$(3.8)	$(539.2)	$74.2	$(465.0)
Amounts recognized in the Consolidated Balance Sheet:
Other assets	$—	$—	$—	$—	$—	$74.2	$74.2
Accrued expenses and other liabilities	(1.9)	—	—	(0.5)	(2.4)	—	(2.4)
Pension and postretirement benefits	(235.1)	—	(298.4)	(3.3)	(536.8)	—	(536.8)
Net amounts recognized	$(237.0)	$—	$(298.4)	(3.8)	$(539.2)	$74.2	$(465.0)
Amounts in Accumulated Other Comprehensive Loss (Income) not yet recognized as components of net periodic pension cost or (benefit), pre-tax:
Net actuarial loss (gain)	$295.9	$—	$731.2	$1.6	$1,028.7	$(29.4)	$999.3
Net prior service cost	3.7	—	—	—	3.7	—	3.7
Total not yet recognized	$299.6	$—	$731.2	$1.6	$1,032.4	$(29.4)	$1,003.0
Changes in plan assets and benefit obligations recognized in other comprehensive loss, pre-tax were as follows:

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Canada plans	U.S. plan	U.K. plan	MCI plan	Total
	(In millions)
Accumulated other comprehensive loss as of December 26, 2009	$175.4	$0.2	$740.9	$—	$916.5
Amortization of prior service costs	(0.8)	—	—	—	(0.8)
Amortization of net actuarial loss	(1.3)	—	(12.3)	—	(13.6)
Current year actuarial loss	6.0	—	(118.6)	—	(112.6)
Foreign currency exchange rate change	(2.0)	—	(1.2)	—	(3.2)
Accumulated other comprehensive loss as of December 25, 2010	$177.3	$0.2	$608.8	$—	$786.3
Amortization of prior service costs	(0.8)	—	—	—	(0.8)
Amortization of net actuarial loss	(9.4)	—	(10.8)	—	(20.2)
Current year actuarial loss (gain)	103.3	—	128.5	1.5	233.3
Adjustment due to change in historical accounting	—	(0.2)	—	—	(0.2)
Foreign currency exchange rate change	(0.2)	—	4.7	0.1	4.6
Accumulated other comprehensive loss as of December 31, 2011	$270.2	$—	$731.2	$1.6	$1,003.0
Amortization Amounts Expected to be Recognized in Net Periodic Pension Cost During Fiscal Year 2012 , pre-tax:

Amount
(In millions)
Amortization of net prior service cost	$0.8
Amortization of actuarial net loss	$38.5

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 25, 2010
	Underfunded				Overfunded
	Canada plans	U.S. plan	U.K. plan	Total	Canada plans	Consolidated
	(In millions)
Change in projected benefit obligation:
Prior year projected benefit obligation	$904.5	$7.4	$2,153.4	$3,065.3	$343.5	$3,408.8
Changes in current year (Underfunded)/Overfunded position	(209.7)	—	—	(209.7)	209.7	—
Service cost, net of expected employee contributions	9.8	—	—	9.8	5.8	15.6
Interest cost	40.7	0.4	116.1	157.2	31.0	188.2
Actual employee contributions	1.9	—	—	1.9	—	1.9
Special termination benefits	—	—	—	—	1.8	1.8
Actuarial loss (gain)	42.8	—	(94.2)	(51.4)	11.6	(39.8)
Benefits paid	(42.5)	—	(104.1)	(146.6)	(41.5)	(188.1)
Foreign currency exchange rate change	29.9	—	(70.3)	(40.4)	23.0	(17.4)
Projected benefit obligation at end of year	$777.4	$7.8	$2,000.9	$2,786.1	$584.9	$3,371.0
Actuarial present value of accumulated benefit obligation	$776.7	$7.8	$2,000.9	$2,785.4	$583.1	$3,368.5
Change in plan assets:
Prior year fair value of assets	$748.6	$—	$1,645.6	$2,394.2	$388.5	$2,782.7
Changes in current year (Underfunded)/Overfunded position	(205.3)	—	—	(205.3)	205.3	—
Actual return on plan assets	56.9	—	140.2	197.1	53.8	250.9
Employer contributions	60.1	—	198.9	259.0	25.4	284.4
Actual employee contributions	1.9	—	—	1.9	—	1.9
Benefits and plan expenses paid	(42.5)	—	(107.2)	(149.7)	(41.5)	(191.2)
Foreign currency exchange rate change	23.2	—	(56.4)	(33.2)	25.3	(7.9)
Fair value of plan assets at end of year	$642.9	$—	$1,821.1	$2,464.0	$656.8	$3,120.8
Funded status:
Projected benefit obligation at end of year	$(777.4)	$(7.8)	$(2,000.9)	$(2,786.1)	$(584.9)	$(3,371.0)
Fair value of plan assets at end of year	642.9	—	1,821.1	2,464.0	656.8	3,120.8
Funded status—(Underfunded)/Overfunded	(134.5)	(7.8)	(179.8)	(322.1)	71.9	(250.2)
Less: noncontrolling interests	—	—	—	—	—	—
Funded status after noncontrolling interests—(Underfunded)/Overfunded	$(134.5)	$(7.8)	$(179.8)	$(322.1)	$71.9	$(250.2)
Amounts recognized in the Consolidated Balance Sheet:
Other assets	$—	$—	$—	$—	$71.9	$71.9
Accrued expenses and other liabilities	(1.6)	—	—	(1.6)	—	(1.6)
Pension and postretirement benefits	(132.9)	(7.8)	(179.8)	(320.5)	—	(320.5)
Net amounts recognized	$(134.5)	$(7.8)	$(179.8)	$(322.1)	$71.9	$(250.2)
Amounts in Accumulated Other Comprehensive Loss (Income) not yet recognized as components of net periodic pension cost or (benefit), pre-tax:
Net actuarial loss (gain)	$149.2	$0.4	$608.8	$758.4	$23.9	$782.3
Net prior service cost	0.7	(0.2)	—	0.5	3.5	4.0
Total not yet recognized	$149.9	$0.2	$608.8	$758.9	$27.4	$786.3
Pension expense is actuarially calculated annually based on data available at the beginning of each year. Assumptions used in the calculation include the settlement discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the years ended
	December 31, 2011				December 25, 2010
	Canada plans	U.S. plan	U.K. plan	MCI plan	Canada plans	U.S. plan	U.K. plan	MCI plan
Weighted average assumptions:
Settlement discount rate(1)	4.56%	N/A	4.65%	1.30%	5.28%	3.60%	5.35%	N/A
Rate of compensation increase(2)	2.50%	N/A	N/A	2.00%	3.00%	N/A	N/A	N/A
Expected return on plan assets	4.62%	N/A	6.25%	N/A	5.50%	N/A	6.65%	N/A

(1)	Rate utilized at year-end for the following year's pension expense and related balance sheet amounts at current year- end.

(2)	U.K. plan was closed to future accrual during 2009.
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
For both our U.K. and Canadian plans, we hedge a portion of our foreign exchange exposure between plan assets which are not denominated in the local plan currency and the local currency as our Canadian and U.K. pension liabilities will be settled in CAD and GBP, respectively.
Target Allocations
The following compares target asset allocation percentages with actual asset allocations at December 31, 2011:

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Canada plans assets		U.K. plan assets
	Target allocations	Actual allocations	Target allocations	Actual allocations
Equities	33.4%	31.5%	30.0%	26.6%
Fixed income	66.6%	67.8%	40.0%	46.1%
Hedge funds	0.0%	0.0%	16.0%	17.4%
Real estate	0.0%	0.0%	7.0%	4.6%
Other	0.0%	0.7%	7.0%	5.3%
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
Further, as both our U.K. and Canadian plans maintain exposure to non-government investments, a significant system-wide increase in credit spreads would also negatively impact the reported plan asset values. In general, equity and fixed income risks have been mitigated by company-specific concentration limits and by utilizing multiple equity managers. We do have significant amounts of assets invested with individual fixed income and hedge fund managers and so we use outside investment consultants to aid in the oversight of these managers and fund performance.
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
Major Categories of Plan Assets
As of December 31, 2011, our major categories of plan assets included the following:

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

•
Debt Securities—Includes various government and corporate fixed income securities, interest and inflation-linked assets such as bonds and swaps, collateralized securities, and other debt securities. The majority of the plans' fixed income assets trade on "over the counter" exchanges, which provides observable inputs that are

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the primary input used to determine each individual investment's fair value. We also use independent pricing vendors as well as matrix pricing techniques. Matrix pricing uses observable data from other similar investments as the primary input to determine the individual security's fair value. Assets included in our collateralized securities include mortgage backed securities and collateralized mortgage obligations, which are considered level 3 due to the use of the significant unobservable inputs used in deriving these assets' fair values.

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

•
Investment Funds—This category includes our debt funds, equity funds, hedge fund of funds, and real estate fund holdings. The market values for these funds are based on the net asset values multiplied by the number of shares owned. For some of our hedge fund of funds we have the ability to liquidate without material delays at their net asset value and have recorded these assets at level 2 as the values were based upon significant observable inputs.

Other hedge fund of funds and real estate funds, where we do not have this flexibility to liquidate the entire portfolio, are considered level 3. This category does not directly hold physical real estate assets. For our real estate funds, these investment managers employ third party appraisers to value each fund's underlying real estate holdings, which include apartments, office space, hotels and industrial holdings. Each property is valued at least once a year but not all assets are valued by the independent appraiser during the same quarter. The highest and best use of each holding is used to determine the value of the holding. The independent appraisers use a combination of comparable sales methods and discounted cash flow techniques to value these holdings.

•
Other—Includes credit default swaps, repurchase agreements, recoverable taxes for taxes paid and awaiting reclaim due to the tax exempt nature of the pension plan, venture capital, and private equity. Repurchase agreements are agreements where our plan has purchased assets using borrowed funds, creating a repurchase agreement liability, to facilitate the trade. The assets associated with the repurchase agreement are included in the respective asset's category in the fair value hierarchy and the repurchase agreement liability is classified as level 1 in the hierarchy as the liability is valued using quoted prices in active markets. We are viewing the asset type as opposed to the investment vehicle in determining the presentation of our asset allocations. We include recoverable tax items in level 1 of this hierarchy, as the values are derived from quoted prices in active markets. Our credit default swaps are included in level 2 as the values were based upon significant observable inputs and our venture capital and private equity are included in level 3 as the values are based upon the use of unobservable inputs.

Fair Value Hierarchy
The following presents our fair value hierarchy for our defined benefit pension plan assets by location.

		Fair value measurements as of December 31, 2011
	Total at December 31, 2011	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Canada
Cash and cash equivalents
Cash	49.4	$49.4	$—	$—
Trades awaiting settlement	1.1	1.1	—	—
Bank deposits, short-term bills and notes	41.7	0.5	41.2	—
Debt
Government securities	699.2	—	699.2	—

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Corporate debt securities	97.0	—	97.0	—
Collateralized debt securities	2.6	—	—	2.6
Other debt securities	0.1	—	0.1	—
Equities
Common stock	95.8	95.8	—	—
Other equity securities	2.8	2.8	—	—
Investment funds
Equity funds	309.8	—	309.8	—
Other
Recoverable taxes	—	—	—	—
Venture capital	0.4	—	—	0.4
Total—Canada	1,299.9	149.6	1,147.3	3.0
U.K.
Cash and cash equivalents
Cash	25.6	25.6	—	—
Trades awaiting settlement	(7.5)	(7.5)	—	—
Bank deposits, short-term bills and notes	20.5	—	20.5	—
Debt
Government securities	152.1	—	152.1	—
Corporate debt securities	434.4	—	434.4	—
Interest and inflation linked assets	212.1	—	213.3	(1.2)
Collateralized debt securities	3.2	—	—	3.2
Equities
Common stock	392.5	390.6	—	1.9
Other equity securities	4.8	4.8	—	—
Investment funds
Debt funds	201.8	—	123.6	78.2
Equity funds	79.7	—	79.7	—
Real estate funds	61.9	—	—	61.9
Hedge funds of funds	321.3	—	153.2	168.1
Other
Repurchase agreements	(66.6)	(66.6)	—	—
Credit default swaps	(14.5)	—	(14.5)	—
Private equity	19.8	—	—	19.8
Recoverable taxes	0.5	0.5	—	—
Total—U.K.	1,841.6	347.4	1,162.3	331.9
Total	$3,141.5	$497.0	$2,309.6	$334.9

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair value measurements as of December 25, 2010
	Total at December 25, 2010	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Canada
Cash and cash equivalents
Cash	$51.8	$51.8	$—	$—
Trades awaiting settlement	—
Bank deposits, short-term bills and notes	64.0	1.5	62.5	—
Debt
Government securities	658.6	—	658.6	—
Corporate debt securities	93.3	—	93.3	—
Collateralized debt securities	5.0	—	—	5.0
Other debt securities	0.2	—	0.2	—
Equities
Common stock	88.3	88.3	—	—
Other equity securities	2.0	2.0	—	—
Investment funds
Equity funds	335.7	—	335.7	—
Other
Recoverable taxes	0.2	0.2	—	—
Venture capital	0.6	—	—	0.6
Total—Canada	1,299.7	143.8	1,150.3	5.6
U.K.
Cash and cash equivalents
Cash	161.3	161.3	—	—
Trades awaiting settlement	(8.4)	(8.4)	—	—
Bank deposits, short-term bills and notes	34.2	—	34.2	—
Debt
Government securities	75.4	—	75.4	—
Corporate debt securities	371.0	—	369.5	1.5
Interest and inflation linked assets	238.5	—	231.6	6.9
Collateralized debt securities	4.6	—	—	4.6
Equities
Common stock	487.3	487.3	—	—
Other equity securities	10.1	10.1	—	—
Investment funds
Debt funds	139.7	—	139.7	—
Equity funds	85.6	—	85.6	—
Real estate funds	72.7	—	6.9	65.8
Hedge funds of funds	253.2	—	120.2	133.0
Other
Repurchase agreements	(101.5)	(101.5)	—	—
Credit default swaps	(3.2)	—	(3.2)	—
Recoverable taxes	0.6	0.6	—	—
Total—U.K.	1,821.1	549.4	1,059.9	211.8
Total	$3,120.8	$693.2	$2,210.2	$217.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value: Level Three Rollforward
The following presents our Level 3 Rollforward for our defined pension plan assets by location.

	Canada	U.K.	Total
Balance at December 26, 2009	$7.0	$211.4	$218.4
Total gain or loss (realized/unrealized):
Realized loss	—	(0.7)	(0.7)
Unrealized (loss)/gain included in AOCI	(0.3)	18.8	18.5
Purchases, issuances, settlements	(1.4)	(8.4)	(9.8)
Transfers in/(out) of Level 3	—	(2.4)	(2.4)
Foreign exchange translation (loss)/gain	0.3	(6.9)	(6.6)
Balance at December 25, 2010	5.6	211.8	217.4
Total gain or loss (realized/unrealized):
Realized loss	—	(7.5)	(7.5)
Unrealized (loss)/gain included in AOCI	(0.2)	(7.0)	(7.2)
Purchases, issuances, settlements	(2.4)	141.1	138.7
Transfers in/(out) of Level 3	—	(4.1)	(4.1)
Foreign exchange translation loss	—	(2.4)	(2.4)
Balance at December 31, 2011	$3.0	$331.9	$334.9
Expected Cash Flows
In 2012, we expect to make contributions to our plans totaling approximately $50 million to $70 million. MillerCoors, BRI and BDL contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements. Plan funding strategies are influenced by employee benefits and tax laws.
Information about expected cash flows, based on foreign exchange rates at December 31, 2011, for the consolidated retirement plans follows:

Expected benefit payments	Amount
(In millions)
2012	$189.4
2013	$194.0
2014	$199.0
2015	$203.5
2016	$207.6
2017-2022	$1,175.7
U.K. Plan Curtailment
The U.K. defined benefit plan was closed to new employees in April 2006, and was closed to all additional service credit effective in April 2009. During October 2008, we announced a plan for the cessation of employee service credit with regard to retirement benefits in the U.K. pension plan. It was subsequently announced in December 2008 that employee service credit would cease with regard to the earning of pension benefits, effective April 4, 2009. This cessation of benefits was a curtailment event. As a result, we recognized a pension gain of $10.4 million in 2009, representing the immediate recognition of previously unamortized prior service benefit. The $6.2 million reduction of the projected benefit obligation as a result of the curtailment was netted against actuarial losses reflected in the plan's remeasurement, and therefore was not recognized as a gain on the income statement.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Defined Contribution Plans
Canadian employees typically participate in the defined contribution portion of the registered pension plans. The employer contributions range from 3% to 8.5% of employee compensation. Our contributions in 2011, 2010 and 2009 were $7.2 million, $6.4 million and $5.1 million, respectively. The investment strategy for defined contribution plans in the U.S, Canada and the U.K. are determined by each individual participant.
During 2011, U.S. employees were eligible to participate in the Molson Coors Savings and Investment Plan, a qualified defined contribution plan, which provides for employer contributions ranging from 5% to 9% of our hourly and salaried employees' compensation (certain employees are also eligible for additional employer contributions). Both employee and employer contributions were made in cash in accordance with participant investment elections. Our contributions in 2011, 2010 and 2009 were $2.6 million, $2.7 million and $2.2 million, respectively.
From April 2006, new employees of the U.K. business were not entitled to join the Company's defined benefit pension plan. Instead these employees were and still are given an opportunity to participate in a defined contribution plan. Company contributions to this plan were $1.0 million, $3.7 million and $2.2 million in 2011, 2010 and 2009, respectively. The majority of the employees in the defined benefit plan closed in 2009 opted to join a new scheme within the existing defined contribution plan. The Company's contributions to this new scheme within the existing defined contribution plan were $17.0 million, $11.0 million and $8.9 million in 2011, 2010 and 2009, respectively. The defined contribution plan has a number of different schemes within it to accommodate the different employee and employer contribution structures that are available to members.
During 2010 we established for certain U.S. employees a nonqualified defined contribution plan. MCBC has voluntarily funded these liabilities through a Rabbi Trust. These are company assets which are invested in publicly traded mutual funds whose performance is expected to closely match changes in the plan liabilities. As of December 31, 2011, and December 25, 2010, the plan liabilities were equal to the plan assets noted in the table below and were included in Other assets and Other liabilities on our consolidated balance sheets, respectively.
Fair Value Hierarchy
The following presents our fair value hierarchy for our corporate invested plan assets used in the aforementioned "Rabbi Trust" arrangements.

		Fair value measurements as of December 31, 2011
	Total at December 31, 2011	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Corporate
Equities
Mutual funds	$2.4	$2.4	$—	$—
Total—Corporate	$2.4	$2.4	$—	$—

		Fair value measurements as of December 25, 2010
	Total at December 25, 2010	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Corporate
Equities
Mutual funds	$1.9	$1.9	$—	$—
Total—Corporate	$1.9	$1.9	$—	$—
17. Postretirement Benefits
Our Canadian and U.S. employees have postretirement plans that provide medical benefits and life insurance for retirees and eligible dependents. The plans are not funded. MillerCoors, BRI and BDL maintain postretirement plans as well; however,

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

those plans are excluded from this disclosure as they are equity method investments and not consolidated.
The obligations under these plans were determined by the application of the terms of medical and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates detailed in the table below.

For the years ended
	December 31, 2011		December 25, 2010
	Canada plans	U.S. plan	Canada plans	U.S. plan
Key assumptions:
Weighted average settlement discount rate	4.67%	4.35%	5.34%	5.05%
Health care cost trend rate	Ranging ratably from 8.0% in 2012 to 5.0% in 2018	Ranging ratably from 8.2% in 2012 to 4.5% in 2028	Ranging ratably from 8.5% in 2011 to 5.0% in 2018	Ranging ratably from 8.2% in 2011 to 4.5% in 2028
Our net periodic postretirement benefit cost and changes in the projected benefit obligation of the postretirement benefit plans are as follows:

	For the year ended December 31, 2011
	Canada plans	U.S. plan	Consolidated
	(In millions)
Components of net periodic postretirement benefit cost:
Service cost—benefits earned during the period	$2.2	$0.2	$2.4
Interest cost on projected benefit obligation	7.6	0.1	7.7
Amortization of prior service gain	(3.8)	—	(3.8)
Amortization of net actuarial gain	(3.5)	0.1	(3.4)
Net periodic postretirement benefit cost	$2.5	$0.4	$2.9

	For the year ended December 25, 2010
	Canada plans	U.S. plan	Consolidated
	(In millions)
Components of net periodic postretirement benefit cost:
Service cost—benefits earned during the period	$2.4	$0.1	$2.5
Interest cost on projected benefit obligation	9.3	0.1	9.4
Amortization of prior service gain	(3.6)	—	(3.6)
Amortization of net actuarial gain	(0.1)	—	(0.1)
Net periodic postretirement benefit cost	$8.0	$0.2	$8.2

	For the year ended December 26, 2009
	Canada plans	U.S. plan	Consolidated
	(In millions)
Components of net periodic postretirement benefit cost:
Service cost—benefits earned during the period	$2.9	$0.1	$3.0
Interest cost on projected benefit obligation	9.3	0.1	9.4
Amortization of prior service cost	(2.5)	—	(2.5)
Amortization of net actuarial loss	(0.9)	—	(0.9)
Net periodic postretirement benefit cost	$8.8	$0.2	$9.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2011
	Canada Plans	U.S. Plan	Consolidated
	(In millions)
Change in projected postretirement benefit obligation:
Projected postretirement benefit obligation at beginning of year	$141.3	$2.5	$143.8
Service cost	2.2	0.2	2.4
Interest cost	7.6	0.1	7.7
Actuarial loss (gain)	24.7	—	24.7
Benefits paid, net of participant contributions	(7.5)	—	(7.5)
Foreign currency exchange rate change	(2.7)	—	(2.7)
Projected postretirement benefit obligation at end of year	$165.6	$2.8	$168.4
Funded status—Unfunded:
Accumulated postretirement benefit obligation	$(165.6)	$(2.8)	$(168.4)
Amounts recognized in the Consolidated Balance Sheet:
Accrued expenses and other liabilities	$(7.6)	$(0.1)	$(7.7)
Pension and postretirement benefits	(158.0)	(2.7)	(160.7)
Net amounts recognized	$(165.6)	$(2.8)	$(168.4)
Amounts in Accumulated Other Comprehensive (Income) Loss unrecognized as components of net periodic pension cost, pre-tax:
Net actuarial (gain) loss	$(15.1)	$1.1	$(14.0)
Net prior service credit	(10.6)	—	(10.6)
Total unrecognized	$(25.7)	$1.1	$(24.6)
Changes in plan assets and benefit obligations recognized in other comprehensive loss (income), pre-tax were as follows:

	Canada plans	U.S. plan	Total
	(In millions)
Accumulated other comprehensive income as of December 26, 2009	$(30.0)	$0.4	$(29.6)
Deconsolidation of Brewers' Retail, Inc.	—	—	—
Amortization of prior service costs	3.6	—	3.6
Amortization of net actuarial loss	0.1	—	0.1
Current year actuarial loss (gain)	(29.3)	0.8	(28.5)
Amendments	—	—	—
Foreign currency exchange rate change	1.9	—	1.9
Accumulated other comprehensive income as of December 25, 2010	$(53.7)	$1.2	$(52.5)
Amortization of prior service costs	3.8	—	3.8
Amortization of net actuarial loss	3.5	(0.1)	3.4
Current year actuarial loss (gain)	24.9	—	24.9
Foreign currency exchange rate change	(4.2)	—	(4.2)
Accumulated other comprehensive income as of December 31, 2011	$(25.7)	$1.1	$(24.6)
Amortization Amounts Expected to be Recognized in Net Periodic Postretirement Cost During Fiscal Year 2012 (pre-tax):

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount
(In millions)
Amortization of net prior service cost (gain)	$(3.7)
Amortization of actuarial net loss (gain)	$(0.2)

	As of December 25, 2010
	Canada Plans	U.S. Plan	Consolidated
	(In millions)
Change in projected postretirement benefit obligation:
Projected postretirement benefit obligation at beginning of year	$158.2	$1.5	$159.7
Service cost	2.4	0.1	2.5
Interest cost	9.3	0.1	9.4
Actuarial loss (gain)	(28.5)	0.8	(27.7)
Benefits paid, net of participant contributions	(6.1)	—	(6.1)
Foreign currency exchange rate change	6.0	—	6.0
Projected postretirement benefit obligation at end of year	$141.3	$2.5	$143.8
Funded status—Unfunded:
Accumulated postretirement benefit obligation	$(141.3)	$(2.5)	$(143.8)
Amounts recognized in the Consolidated Balance Sheet:
Accrued expenses and other liabilities	$(7.2)	$—	$(7.2)
Pension and postretirement benefits	(134.1)	(2.5)	(136.6)
Net amounts recognized	$(141.3)	$(2.5)	$(143.8)
Amounts in Accumulated Other Comprehensive (Income) Loss unrecognized as components of net periodic pension cost, pre-tax:
Net actuarial (gain) loss	$(40.0)	$1.2	$(38.8)
Net prior service credit	(13.7)	—	(13.7)
Total unrecognized	$(53.7)	$1.2	$(52.5)
Expected Cash Flows
Information about expected cash flows, based on foreign exchange rates at December 31, 2011, for the consolidated post-retirement plans follows:

Amount
(In millions)
2012	$7.7
2013	$8.2
2014	$8.7
2015	$8.6
2016	$9.0
2017-2022	$58.8
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	1% point increase (unfavorable)	1% point decrease favorable
	(In millions)
Canada plans
Effect on total of service and interest cost components	$(1.2)	$1.1
Effect on postretirement benefit obligation	$(18.1)	$16.6
U.S. plan
Effect on total of service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$(0.3)	$0.3

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
To achieve our objectives, we enter into a variety of financial derivatives, including foreign currency exchange, commodity, interest rate, and cross currency swaps. We also enter into physical hedging agreements directly with our suppliers to manage our exposure to certain commodities.
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
We have established a counterparty credit policy and guidelines that are monitored and reported to management according to prescribed guidelines to assist in managing this risk. As an additional measure, we utilize a portfolio of institutions either headquartered or operating in the same countries that we conduct our business. In calculating the fair value of our derivative balances, we also record an adjustment to recognize the risk of counterparty credit and MCBC non-performance risk.
Price and Liquidity Risks
We base the fair value of our derivative instruments upon market rates and prices. The volatility of these rates and prices are dependent on many factors that cannot be forecasted with reliable accuracy. The current fair values of our contracts could differ significantly from the cash settled values with our counterparties. As such, we are exposed to price risk related to unfavorable changes in the fair value of our derivative contracts.
We may be forced to cash settle all or a portion of our derivative contracts before the expected settlement date upon the occurrence of certain contractual triggers including a change of control termination event or other breach of agreement. This could have a negative impact on our liquidity. For derivative contracts that we have designated as hedging instruments, early cash settlement would result in the timing of our hedge settlement not being matched to the cash settlement of the forecasted transaction or firm commitment. We may also decide to cash settle all or a portion of our derivative contracts before the expected settlement date through negotiations with our counterparties, which could also impact our cash position.
Due to the nature of our counterparty agreements, we are not able to net positions with the same counterparty across business units. Thus, in the event of default, we may be required to early settle all out-of-the-money contracts, without the benefit of netting the fair value of any in-the-money positions against this exposure.
Collateral
For the majority of our derivative transactions, we do not receive and are not required to post collateral unless a change

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of control event occurs. This termination event would give either party the right to early terminate all outstanding swap transactions in the event that the other party consolidates, merges with, or transfers all or substantially all its assets to, another entity, and the creditworthiness of the surviving entity that has assumed such party's obligations is "materially weaker" than that of such party. As of December 31, 2011, we did not have any collateral posted with any of our counterparties.
Derivative Accounting Policies
Overview
The majority of our derivative contracts qualify and are designated in a hedge accounting relationship. Our cross currency swaps, historically designated as a cash flow hedge, are now designated as a net investment hedge. Our other foreign currency and commodity derivative instruments that are designated in hedge accounting relationships are designated as cash flow hedges. In certain situations, we may execute derivatives that do not qualify for hedge accounting but are determined to be important for managing risk. Economic hedges are measured at fair value on the balance sheet with changes in fair value recorded in earnings. We have historically elected to apply the NPNS exemption to certain contracts, as applicable. These contracts are typically transacted with our suppliers and include risk management features that allow us to fix the price on specific volumes of purchases for specified delivery periods. The Company also considers whether any provisions in our contracts represent "embedded" derivative instruments as defined in authoritative accounting guidance. As of December 31, 2011, we have concluded that no "embedded" derivative instruments warrant separate fair value accounting.
Hedge Accounting Policies
We formally document all relationships receiving special hedge accounting treatment between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions pursuant to prescribed guidance. We also formally assess effectiveness both at the hedge's inception and on an ongoing basis, specifically whether the derivatives that are used in hedging transactions have been highly effective in mitigating the risk designated as being hedged and whether those derivatives may be expected to remain highly effective in future periods.
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
Significant Derivative/Hedge Positions
Cross Currency Swaps
Net investment hedge
As of year-end, we use cross currency swap contracts to hedge our exposure to foreign currency fluctuations related to our investment in our Canadian operations (the “Canadian Subsidiary”). These contracts have been designated as a net investment hedge of our investment in the Canadian Subsidiary. Specifically, upon consolidation of the Canadian Subsidiary each period, we are exposed to fluctuations in the CAD/USD exchange rate when the carrying amount of the investment, a CAD functional entity, is translated at the period-end spot rate to our USD reporting currency. The resulting translation adjustment is recorded in the cumulative translation adjustment (CTA) account within AOCI. As a net investment hedge all changes in fair value of the designated swaps are also recorded to AOCI, to the extent the hedge is effective, partially offsetting the movements resulting from the periodic translation adjustment of the Canadian Subsidiary. Additionally, this fair value is now inclusive of the periodic interest incurred and settled semi-annually; whereas, historically as cash flow hedges the periodic interest was separately accrued as a component of Interest expense on the consolidated statements of operations.
The outstanding swaps consist of a series of contracts with a net position of pay GBP 398 million, receive USD $580 million for the swaps executed in 2002 and a net position of pay CAD 901 million, receive GBP 398 million for the swaps

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

executed in 2007. On an aggregate basis, the GBP pay leg of the 2002 swaps and the GBP receive leg of the 2007 swaps offset leaving a series of net pay CAD, receive USD swaps. As discussed below, these swaps were historically designated as cash flow hedges. The GBP intercompany note discussed below, was transferred between subsidiaries, and a $6.7 million loss was reclassified from AOCI to earnings and recorded in Other income (expense) following the dedesignation.
As of December 31, 2011, all of our cross currency swaps are designated as a net investment hedge.
Cash flow hedges
We historically designated the above-mentioned cross currency swap contracts as cash flow hedges of the variability of cash flows related to GBP-denominated principal and interest payments on intercompany notes of GBP 530 million In September 2011, we cash settled approximately 25% of the existing pay GBP 530 million receive $774 million and pay CAD 1.2 billion, receive GBP 530 million cross currency swaps. Simultaneously with the settlement of the swaps, we paid down an equal portion of the outstanding principal of the GBP 530 million intercompany notes in the amount of GBP 132 million. Prior to settlement, the swaps were in a net liability position of $394.2 million. As a result of the settlement, we extinguished $98.7 million of the outstanding liability. Cash flow hedge accounting was discontinued on the settled swaps and losses of $0.9 million were reclassified from AOCI to Other income (expense), net related to the hedge termination.
In October 2011, we simultaneously extended both the terms of approximately half of the original intercompany notes and cross currency swaps, such that the new maturities are March 2014. The remaining approximate 25%, due in May 2012, was left unadjusted. Following this extension, in November 2011, we dedesignated all of the remaining swaps as cash flow hedges and designated the aggregate swaps as a net investment hedge of our Canadian business as discussed above.
Historically, we have also designated cross currency swaps as cash flow hedges of the variability of cash flows associated with foreign currency denominated interest and principal payments on debt. Specifically, we entered into a cross currency swap transaction simultaneous with the September 22, 2005, U.S. private debt placement, for the entire $300 million issue amount and for the same maturity of September 2010. During the third quarter of 2010, this swap matured and was cash settled in accordance with the terms of the contract.
As of December 31, 2011, we do not hold any cross currency swaps designated as cash flow hedges.
Foreign Currency Forwards
As of year-end, we have financial foreign exchange forward contracts in place to manage our exposure to foreign currency fluctuations. We hedge foreign currency exposure related to certain royalty agreements, exposure associated with the purchase of production inputs and imports that are denominated in currencies other than the functional entity's local currency, and other foreign exchanges exposures. These contracts have been designated as cash flow hedges of forecasted foreign currency transactions. We use foreign currency forward contracts to hedge these future forecasted transactions up to a 36 month horizon.
Commodity Swaps
As of year-end, we had financial commodity swap contracts in place to hedge certain future expected purchases of natural gas. Essentially, these contracts allow us to swap our floating exposure to natural gas prices for a fixed rate. These contracts have been designated as cash flow hedges of forecasted natural gas purchases. The fair value of these swaps depends upon current market rates in relation to our fixed rate under the swap agreements at period end. MCBC uses these swaps to hedge forecasted purchases up to 24 months in advance.
Additionally, in 2011, we entered into financial commodity swap contracts to hedge our exposure to changes in the prices of aluminum and diesel. These contracts allow us to swap our floating exposure to changes in aluminum or diesel prices for a fixed rate. These contracts are not designated in hedge accounting relationships. As such, changes in fair value of these swaps are recorded in Cost of goods sold in the consolidated statements of operations. We hedge forecasted purchases of aluminum up to 36 months and diesel up to 24 months out in the future for use in our supply chain. For purposes of measuring segment operating performance, the unrealized changes in fair value of the swaps not designated in hedge accounting relationships are reported in Corporate outside of segment specific operating results until such time that the exposure we are managing is realized. At that time we reclassify the gain or loss from Corporate to the operating segment, allowing our operating segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total Return Swaps
In 2008, we entered into a series of cash settled total return swap contracts. We transacted these swaps for the purpose of gaining exposure to Foster's, a major global brewer. These swaps were marked-to-market each period as these swaps did not qualify for hedge accounting. As such, all unrealized gains and losses related to these swaps were recorded directly to the income statement and were classified as other income (expense) in Corporate. During the third quarter of 2010, we accelerated the maturity dates of our total return swaps related to Foster's stock, and the majority of these swaps were settled prior to year end. Simultaneously, we entered into a series of option contracts to limit our exposure to future changes in Foster's stock price, effectively fixing a range of settlement values for our remaining open swap positions. The remaining total return swaps and related options matured in January of 2011.
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
During the third quarter of 2010, our forward starting interest rate swaps matured and were cash settled in accordance with the terms of each contract. At the time of the CAD 500 million private placement offering and pricing, the government of Canada bond rates were trading at a yield lower than that locked in with the Company's interest rate lock. This resulted in a loss of CAD 7.9 million on the forward starting interest rate swaps. Per authoritative accounting guidance pertaining to derivatives and hedging, the loss is being amortized over the life of the Canadian issued private placement and will serve to increase the Company's effective cost of borrowing by approximately 0.23% compared to the stated coupon on the issue.
Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as MCBC's own non-performance risk. As of December 31, 2011, and December 25, 2010, these adjustments resulted in net gains in AOCI of $1.1 million and $2.7 million, respectively, as the fair values of our derivatives were in net liability positions at both period ends.
The table below summarizes our derivative assets and liabilities that were measured at fair value as of December 31, 2011 and December 25, 2010. See Note 1 "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion related to measuring fair value derivative instruments.

		Fair Value Measurements at December 31, 2011 Using
	Total at December 31, 2011	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Cross currency swaps	$(311.9)	$—	$(311.9)	$—
Foreign currency forwards	2.2	—	2.2	—
Commodity swaps	(6.9)	—	(6.9)	—
Total	$(316.6)	$—	$(316.6)	$—

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Measurements at December 25, 2010 Using
	Total at December 25, 2010	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Cross currency swaps	$(412.2)	$—	$(412.2)	$—
Forward starting interest rate swaps	(16.3)	—	(16.3)	—
Foreign currency forwards	(2.0)	—	(2.0)	—
Commodity swaps	1.2	—	1.2	—
Total return swaps	2.9	—	—	2.9
Total	$(426.4)	$—	$(429.3)	$2.9
The table below summarizes derivative valuation activity using significant unobservable inputs (Level 3) (In millions):

Rollforward of Level 3 Inputs
Balance at December 26, 2009	$—
Total gains or losses (realized/unrealized)
Included in earnings (or change in net assets)	—
Included in AOCI	—
Purchases, issuances and settlements	2.9
Transfers In/Out of Level 3	—
Balance at December 25, 2010	$2.9
Total gains or losses (realized/unrealized)
Included in earnings (or change in net assets)	1.5
Included in AOCI	—
Purchases, issuances and settlements	(4.4)
Transfers In/Out of Level 3	—
Balance at December 31, 2011	$—
As of December 31, 2011, we did not hold derivatives classified as Level 3 due to valuations based upon significant unobservable inputs. During the first quarter of 2011, we settled all of our option contracts that were classified as Level 3 as of December 25, 2010. We did not have any significant transfers between Level 1 and Level 2 during the year. New derivative contracts transacted during fiscal year 2011 are all included in Level 2.
During 2010 we entered into option contracts that were classified as Level 3 as the valuations were based upon significant unobservable inputs. We did not have any significant transfers between Level 1 and Level 2 during fiscal year 2010.
Results of Period Derivative Activity
The tables below include the year to date results of our derivative activity in the Consolidated Balance Sheet as of December 31, 2011, and December 25, 2010, and the Consolidated Statement of Operations for the year ended December 31, 2011, December 25, 2010, and December 26, 2009, respectively.
Fair Value of Derivative Instruments in the Consolidated Balance Sheet (in millions, except for certain commodity swaps with notional amounts measured in Metric Tonnes, as noted)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2011
			Asset derivatives		Liability derivatives
	Notional amount		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	CAD	901.3	Other current assets	$—	Current derivative hedging instruments	$(103.2)
			Other assets	—	Long term derivative hedging instruments	(208.7)
Foreign currency forwards	USD	464.6	Other current assets	—	Current derivative hedging instruments	(1.3)
			Other assets	3.4	Long term derivative hedging instruments	—
Commodity swaps	Gigajoules	2.2	Other current assets	—	Current derivative hedging instruments	(1.8)
			Other assets	—	Long term derivative hedging instruments	(0.5)
Total derivatives designated as hedging instruments				$3.4		$(315.5)
Derivatives not designated as hedging instruments:
Aluminum swaps	Metric tonnes (actual)	8,825.0	Other current assets	$—	Current derivative hedging instruments	$(1.3)
			Other assets	—	Long term derivative hedging instruments	(3.3)
Diesel swaps	Metric tonnes (actual)	9,668.0	Other current assets	0.1	Current derivative hedging instruments	—
Total derivatives not designated as hedging instruments				$0.1		$(4.6)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 25, 2010
			Asset derivatives		Liability derivatives
	Notional amount		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	USD	1,637.1	Other current assets	$—	Current derivative hedging instruments	$(11.2)
			Other assets	—	Long term derivative hedging instruments	(401.0)
Forward starting interest rate swaps	USD	—	Other current assets	—	Current derivative hedging instruments	—
Foreign currency forwards	USD	426.0	Other current assets	0.3	Current derivative hedging instruments	(12.4)
			Other assets	0.1	Long term derivative hedging instruments	(3.4)
Commodity swaps	Gigajoules	2.2	Other current assets	0.1	Current derivative hedging instruments	(1.8)
			Other assets	—	Long term derivative hedging instruments	(0.4)
Total derivatives designated as hedging instruments				$0.5		$(430.2)
Derivatives not designated as hedging instruments:
Foreign currency forwards	USD	13.9	Other current assets	$—	Current derivative hedging instruments	$(0.8)
Total return swap	AUD	42.1	Other current assets	1.2	Current derivative hedging instruments	—
Option contracts	FGL.ASX Shares	7.6	Other current assets	3.1	Current derivative hedging instruments	(0.2)
Total derivatives not designated as hedging instruments				$4.3		$(1.0)
MCBC allocates the current and non-current portion of each contract to the corresponding derivative account above.
The Effect of Derivative Instruments on the Consolidated Statement of Operations (in millions)

For the year ended December 31, 2011
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency contracts(1)	$(0.2)	Other income (expense), net	$3.0	Other income (expense), net	$—
		Interest expense	—	Interest expense	—
Forward starting interest rate swaps	—	Interest expense	(1.6)	Interest expense	—
Foreign currency forwards	(0.4)	Other income (expense), net	(6.7)	Other income (expense), net	—
		Cost of goods sold	(9.6)	Cost of goods sold	—
		Marketing, general and administrative expenses	—	Marketing, general and administrative expenses	—
Commodity swaps	(0.1)	Cost of goods sold	—	Cost of goods sold	—
Total	$(0.7)		$(14.9)		$—

(1)
As cash flow hedges, the foreign exchange gain (loss) component of these cross currency swaps was offset by the corresponding gain (loss) on the hedged forecasted transactions in Other income (expense), net and Interest expense, net. In the fourth quarter of 2011, the cross currency swaps were dedesignated as cash flow hedges and redesignated in net investment hedges.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2011
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency contracts	$0.3	Other income (expense), net	$—	Other income (expense), net	$—
Total	$0.3		$—		$—
Note: Amounts recognized in AOCI related to cash flow and net investment hedges are presented gross of taxes
During the period we recorded no significant ineffectiveness related to these cash flow and net investment hedges.

For the year ended December 25, 2010
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency contracts(1)	$9.9	Other income (expense), net	$(39.9)	Other income (expense), net	$—
		Interest expense	(12.1)	Interest expense	—
Forward starting interest rate swaps	(13.9)	Interest expense	(0.2)	Interest expense	—
Foreign currency forwards	(6.3)	Other income (expense), net	(5.0)	Other income (expense), net	—
		Cost of goods sold	(1.7)	Cost of goods sold	—
		Marketing, general and administrative expenses	0.1	Marketing, general and administrative expenses	—
Commodity swaps	(1.2)	Cost of goods sold	(1.7)	Cost of goods sold	—
Total	$(11.5)		$(60.5)		$—
Note: Amounts recognized in AOCI are presented gross of taxes

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
Note: Amounts recognized in AOCI are presented gross of taxes

(1)
The foreign exchange gain (loss) component of these cross currency swaps is offset by the corresponding gain (loss) on the hedged forecasted transactions in Other income (expense), net and Interest expense, net.

During the period we recorded no significant ineffectiveness related to these cash flow hedges.
Other Derivatives (in millions)

For the year ended December 31, 2011
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(4.7)
Cash settled total return swap	Other income (expense), net	(0.6)
Option contracts	Other income (expense), net	1.5
Foreign currency forwards	Other income (expense), net	(0.1)
		$(3.9)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 25, 2010
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Cash settled total return swap	Other income (expense), net	$28.3
Option contracts	Other income (expense), net	21.7
Foreign currency forwards	Other income (expense), net	(6.0)
		$44.0

For the year ended December 26, 2009
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Cash settled total return swap	Other income (expense), net	$0.7
Physical commodity contracts	Cost of goods sold	(9.6)
		$(8.9)

19. Accrued expenses and other liabilities

	As of
	December 31, 2011	December 25, 2010
	(In millions)
Accrued compensation	$54.3	$87.3
Accrued excise taxes	246.2	221.5
Accrued interest	23.1	35.2
Accrued selling and marketing costs	117.3	92.8
Container liability	43.5	41.5
Accrued pension and postretirement benefits	10.1	8.8
Other	152.3	317.5
Accrued expenses and other liabilities	$646.8	$804.6
The decrease in Accrued expenses and other liabilities from 2010 to 2011 is primarily attributable to the release of our guarantee liability related to BRI debt obligations, as well as reductions in incentive compensation accruals.
20. Commitments and Contingencies
Letters of Credit
As of December 31, 2011, we had approximately $25.3 million outstanding in letters of credit with financial institutions. These letters expire throughout 2012. Approximately $2.6 million of the letters contain a feature that automatically renews the letter for an additional year if no cancellation notice is submitted. These letters of credit are being maintained as security for deferred compensation payments, reimbursements to insurance companies, reimbursements to the trustee for pension payments, deductibles or retention payments made on our behalf, various payments due to governmental agencies, and for operations of underground storage tanks.
Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity investments and consolidated subsidiaries. We guaranteed our respective share of the indebtedness of BRI related to its CAD 200.0 million debt which was settled at maturity on June 15, 2011 at which time we were released from our guarantee. The funding from this

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

settlement was from a new short-term loan maturing in June 2012 for which we became a guarantor and a separate guarantee liability was recorded. Due to the structure of the new BRI debt agreement and related guarantees, our liability was reduced which resulted in a corresponding gain in Special items, net of $2.0 million in the second quarter of 2011. In September 2011, we made a $93.6 million capital contribution to BRI. BRI used these funds, along with the capital contributions received from its other shareholders, to repay its CAD 200.0 million debt. Accordingly, we were released from our guarantee of this debt resulting in the complete elimination of our guarantee liability. Refer to Note 4, "Investments," for further information related to BRI.
Rocky Mountain Metal Container ("RMMC"), a Colorado limited liability company, is a joint venture with Ball Corporation in which MillerCoors holds and consolidates a 50% interest. RMMC produces cans and ends for MillerCoors. Prior to the formation of MillerCoors on July 1, 2008, we held the 50% interest in RMMC and consolidated the results and financial position of RMMC. As of December 25, 2010, we guaranteed $29.6 million of RMMC debt. As of December 31, 2011, MillerCoors had refinanced $16.0 million of this debt and, and as a result of this refinancing, we were released from our guarantee of this debt. We continue to guarantee $9.1 million of RMMC debt as of December 31, 2011.
Related to our previous ownership in the Montréal Canadiens we guarantee its obligations under a ground lease for the Bell Centre Arena (the "Ground Lease Guarantee"). Upon sale of our interest, the new owners agreed to indemnify us in connection with the liabilities we may incur under the Ground Lease Guarantee and provided us with a CAD 10 million letter of credit to guarantee such indemnity. This transaction did not materially affect our risk exposure related to the Ground Lease Guarantee, which continues to be recognized as a liability on our balance sheet.
Related to guarantees, Other liabilities in the accompanying Consolidated Balance Sheets include $6.1 million as of December 31, 2011, which is non-current, and $100.4 million as of December 25, 2010, of which $94.2 million is current and $6.2 million is non-current.
Supply Contracts
We have various long-term supply contracts with unaffiliated third parties and our joint venture partners to purchase materials used in production and packaging, such as starch, cans and glass. The supply contracts provide that we purchase certain minimum levels of materials throughout the terms of the contracts. The future aggregate minimum required purchase commitments under these supply contracts are shown in the table below based on foreign exchange rates as of December 31, 2011. The amounts in the table do not represent all anticipated payments under long-term contracts. Rather, they represent unconditional and legally enforceable committed expenditures:

Amount
(In millions)
2012	$186.4
2013	193.4
2014	156.0
2015	92.4
2016	92.4
Thereafter	—
Total	$720.6
Our total purchases under these contracts in 2011, 2010 and 2009 were approximately $559.5 million, $492.8 million and $599.8 million, respectively.
Additionally, Tradeteam has a contract with us to provide for transportation and logistics services in the U.K. until 2018. See further discussion including financial commitments in Note 4, "Investments."
Advertising and Promotions
We have various long-term non-cancelable commitments for advertising, sponsorships and promotions, including marketing at sports arenas, stadiums and other venues and events. From time to time, MCBC guarantees the financial performance under certain contracts on behalf of its subsidiaries. Based on foreign exchange rates as of December 31, 2011, these future commitments are as follows:

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount
(In millions)
2012	$79.6
2013	71.0
2014	70.2
2015	56.3
2016	44.8
Thereafter	111.4
Total	$433.3
Total advertising expense was $398.8 million, $361.6 million and $349.3 million in 2011, 2010 and 2009, respectively.
Leases
We lease certain office facilities and operating equipment under cancelable and non-cancelable agreements accounted for as operating leases. Based on foreign exchange rates as of December 31, 2011, future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Amount
(In millions)
2012	$30.0
2013	24.1
2014	17.4
2015	10.9
2016	6.4
Thereafter	27.1
Total	$115.9
Total rent expense was $35.3 million, $33.5 million and $31.0 million in 2011, 2010 and 2009, respectively.
Environmental
When we determine it is probable that a liability for environmental matters or other legal actions exists and the amount of the loss is reasonably estimable, an estimate of the future costs is recorded as a liability in the financial statements. Costs that extend the life, increase the capacity or improve the safety or efficiency of Company-owned assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. Total environmental expenditures for 2011 and 2009 were $0.2 million and $1.5 million, respectively. For 2010, we recognized a benefit of $0.2 million.
We have been notified that we are or may be a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the cleanup of sites where hazardous substances have allegedly been released into the environment. We cannot predict with certainty the total costs of cleanup, our share of the total cost, the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanups or insurance coverage.
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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

United States
Lowry
We are one of a number of entities named by the Environmental Protection Agency ("EPA") as a PRP at the Lowry Superfund site. This landfill is owned by the City and County of Denver ("Denver") and is managed by Waste Management of Colorado, Inc. ("Waste Management"). In 1990, we recorded a pre-tax charge of $30 million, a portion of which was put into a trust in 1993 as part of a settlement with Denver and Waste Management regarding the then-outstanding litigation. Our settlement was based on an assumed remediation cost of $120 million (in 1992 adjusted dollars). We are obligated to pay a portion of future costs, if any, in excess of that amount.
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
Based on these assumptions, the present value and gross amount of the costs at December 31, 2011, are approximately $3.2 million and $5.3 million, respectively. Accordingly, we believe that the existing liability of $6.2 million is adequate as of December 31, 2011. We did not assume any future recoveries from insurance companies in the estimate of our liability as none are expected.
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
While we cannot predict the eventual aggregate cost for environmental and related matters in which we are currently involved, we believe that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to our results from operations, cash flows or our financial or competitive position. We believe adequate reserves have been provided for losses that are probable and estimable.
We are aware of groundwater contamination at some of our properties in Colorado resulting from historical, ongoing, or nearby activities. There may also be other contamination of which we are currently unaware.
United Kingdom
We are subject to the requirements of government and local environmental and occupational health and safety laws and

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

regulations. Compliance with these laws and regulations did not materially affect our 2011 capital expenditures, results from operations or our financial or competitive position, and we do not anticipate that they will do so in 2012.
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
During 2010, we reached a settlement agreement with FEMSA for the entirety of our indemnity obligations corresponding to the principal, penalties, interest and attorney's fees owed by Kaiser for the first category of purchased credits. This favorable settlement involved a cash payment of $96.0 million, and eliminated $284.5 million of maximum potential tax claims, of which $131.2 million of indemnity liabilities were accrued on our balance sheet at December 26, 2009. The payment was made in the second quarter of 2010. The maximum potential claims amount remaining for the second category of purchased tax credits (which we believe present less risk than the first category), was $237.7 million as of December 31, 2011. As of December 31, 2011, our total estimate of the indemnity liability was $21.5 million, $8.6 million of which was classified as a current liability and $12.9 million of which was classified as non-current.
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
Additionally, we also provided FEMSA with indemnity related to all other tax, civil, and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded and disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. As a result of these contract provisions, our estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs arising from the federal or any of the various state governments in Brazil. The recorded value of the tax, civil, and labor indemnity liability was $9.1 million as of December 31, 2011, which is classified as non-current.
Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control. The sale agreement requires annual cash settlements relating to the tax, civil, and labor indemnities. Indemnity obligations related to purchased tax credits must be settled upon notification of FEMSA's settlement. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have been recorded to date, and additional future adjustments may be required. These liabilities are denominated in Brazilian Reais and are therefore, subject to foreign exchange gains or losses, which are recognized in the discontinued operations section of the consolidated statements of operations.
The table below provides a summary of reserves associated with the Kaiser indemnity obligations from December 28, 2008, through December 31, 2011:

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Purchased tax credits indemnity reserve	Tax, civil and labor indemnity reserve	Total indemnity reserves
	(In millions)
Balance at December 28, 2008	$120.8	$12.4	$133.2
Changes in estimates	(5.9)	(6.4)	(12.3)
Foreign exchange transaction impact	39.7	3.5	43.2
Balance at December 26, 2009	$154.6	$9.5	$164.1
Changes in estimates	(32.3)	—	(32.3)
Cash settlement	(96.0)	—	(96.0)
Foreign exchange transaction impact	(2.6)	0.5	(2.1)
Balance at December 25, 2010	$23.7	$10.0	$33.7
Changes in estimates	—	—	—
Foreign exchange transaction impact	(2.2)	(0.9)	(3.1)
Balance at December 31, 2011	$21.5	$9.1	$30.6
Litigation and Other Disputes
In 1999, Molson entered into an agreement for the distribution of Molson products in Brazil. In 2000, before commencing that business, Molson terminated the distribution agreement and paid the distributor $150,000 in settlement. The distributor then sued Molson to set aside the settlement and to seek additional compensation. The Appellate Court of the State of Rio de Janeiro ("Appellate Court") set aside the settlement agreement and determined that Molson was liable to the distributor, with the amount of damages to be determined through subsequent proceedings. An appeal of the liability decision is currently pending before the Brazilian Superior Court of Justice, which allowed Molson's appeal during the fourth quarter of fiscal year 2009 and agreed to hear the merits of Molson's appeal. With respect to damages, the case was remanded to a Rio de Janeiro trial court to determine the amount of damages. The trial court retained an expert who provided a report adopting the position of the distributor and recommended damages based on a business plan that was never implemented. Molson challenged the irregularity of the expert process, the impartiality of the expert, as well as the report's specific recommendation. The trial court denied Molson's challenges. Molson filed an appeal before the Appellate Court regarding these procedural irregularities, which was denied during the fourth quarter of fiscal year 2009. Following the trial court's procedural ruling during the third quarter of 2009, that court handed down a decision in the distributor's favor granting the full amount of the lost anticipated profits alleged by the distributor, approximately $42 million, plus attorney's fees and interest to accrue from the termination of the distribution agreement. Molson appealed the judgment to the Appellate Court. During the fourth quarter of 2009, the Appellate Court directed the court-retained expert to explain the basis for his damages calculation. During the first quarter of 2010, the Appellate Court granted Molson's appeal and vacated the $42 million judgment. The Appellate Court remanded the proceeding to the trial court and ordered that court to select a different expert. The Appellate Court furthermore directed the trial court to use specific criteria in setting damages, the effect of which should be to substantially reduce the award. Molson sought clarification as to the precise criteria to be used. In late April 2010, the Appellate Court denied Molson's motion for clarification, but limited the accrual of interest in this matter. In mid October 2010, the Appellate Court denied the distributor's motion to set aside the vacation of the $42 million judgment. In July 2011, the trial court selected a new expert who is beginning to formulate a new calculation of damages. We have accrued $4.8 million, which represents our probable and estimable loss as of December 31, 2011. While we intend to vigorously defend this matter, there is a reasonably possible range of outcomes, from no liability (assuming a favorable ruling on the liability issue, which we believe is reasonably possible) to $9 million plus interest and attorney's fees, which represents an unfavorable interpretation of the ruling by the Appellate Court. However, the outcome of legal matters is inherently unpredictable and subject to significant uncertainties. Due to the nature of this legal proceeding unfavorable final outcomes may occur beyond these amounts, which could have a material adverse effect on our financial statements.
During the second quarter of 2011, a competitor in our Canadian market filed a lawsuit in a trial court in Ontario, Canada, challenging a sponsorship agreement between our Canadian and U.S. businesses and the National Hockey League ("NHL") (Labatt Brewing Co. Ltd. et al. v. NHL Enterprises Canada Ltd., et al., Sup. Ct. of Justice-Ontario, CV-11-9122-00CL).

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following an expedited trial, the court ruled against the Company and the NHL, holding that there was a binding agreement between Labatt and the NHL. The Court of Appeal of Ontario reversed that judgment on July 12, 2011 (C53817 & C53818). Labatt subsequently re-initiated a lawsuit in the Ontario trial court. That court has since ruled in favor of the Company, upholding the NHL sponsorship (Sup. Ct. of Justice-Ontario, 2011 ONSC 5652 (October 20, 2011)). Labatt had thirty days in which to appeal the decision and declined to do so.
On February 9, 2012, the Oglala Sioux Tribe ("OST") of South Dakota filed a lawsuit in federal district court in Nebraska against four beer retailers in Whiteclay, Nebraska and the distributors and brewers, including MillerCoors (and its parents which include us),  who make and distribute the beer sold at those retailers. Whiteclay, Nebraska is across the state border from the Pine Ridge Indian Reservation ("PRIR") in South Dakota where the OST resides. The sale and consumption of beer is prohibited in the PRIR. The complaint was amended on February 17, 2012. The amended complaint alleges that the manufacturing and distributor defendants acted in concert with the retailers to promote and sell beer that they knew would be transported to and eventually resold and consumed in the PRIR, and that these sales of beer were illegal under federal law and the laws of Nebraska and the OST. The amended complaint also seeks injunctive relief limiting the amount of beer sold by the retailers in Whiteclay. We have not yet filed a response to the complaint. We intend to vigorously defend this matter and are unable to estimate our potential liability, if any, at this time.
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
Insurance
We are self-insured for certain insurable risks consisting primarily of U.S. employee health insurance programs. As with other large corporations, we maintain deductibles or self-insured retentions (SIR) for various types of insurance, e.g.: automobile liability, general and product liability and property. At times, we may decide to be self-insured for a particular insurable risk if we deem the cost to be greater than the potential benefit. In the past, we have been self-insured for certain insurable risks, such as employer's liability in the U.K., and the resulting claims reserves are reviewed and adjusted as necessary at least on a quarterly basis. Our accrued reserves related to self-insurance and deductibles/SIR were $3.2 million and $2.6 million at December 31, 2011, and December 25, 2010, respectively.
21. Supplemental Guarantor Information
        For purposes of this Note 21, including the table, "Parent Guarantor and 2007 Issuer" shall mean MCBC and "2002 Issuer" shall mean CBC.
SEC Registered Securities
On May 7, 2002, CBC completed a registered public offering of $850 million of 6.375% senior notes due 2012. As of December 31, 2011, $44.6 million remain outstanding which amounts are guaranteed on a senior and unsecured basis by MCBC and certain U.S. and Canadian subsidiaries of MCBC, including Molson Canada 2005 (collectively, the "Subsidiary Guarantors"). The guarantees are full and unconditional and joint and several.
On June 15, 2007, MCBC issued $575 million of 2.5% Convertible Senior Notes due July 30, 2013, in a registered public offering (see Note 13, "Debt"). The convertible notes are guaranteed on a senior unsecured basis by CBC and the Subsidiary Guarantors. The guarantees are full and unconditional and joint and several.
Other Debt
On September 22, 2005, Molson Coors Capital Finance ULC ("MC Capital Finance") issued $1.1 billion of senior notes consisting of $300 million 4.85% U.S. publicly registered notes due 2010 and CAD 900 million 5.00% privately placed notes maturing on September 22, 2015. These CAD 900 million senior notes were subsequently exchanged for substantially identical CAD 900 million senior notes which were quantified by way of a prospectus in Canada. In connection with an internal corporate reorganization, Molson Coors International LP ("MCI LP") was subsequently added as a co-issuer of the CAD 900 million senior notes. During the third quarter of 2010, the $300 million 4.85% notes were repaid in full. Following the repayment of our $300 million senior notes in 2010 we were no longer required to present the “2005 and 2010 Issuer” column (historically consisting of MC Capital Finance and MCI LP) and as such have removed that column. Additionally, the

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

continuous disclosure requirements applicable to MC Capital Finance in Canada are satisfied through the consolidating financial information in respect of MC Capital Finance, MCI LP and other subsidiary guarantors of the CAD 900 million senior notes as currently presented. Therefore, the results of MC Capital Finance and MCI LP are now included in the Subsidiary Guarantors column.
On October 6, 2010, MCI LP, completed a private placement in Canada of CAD 500 million 3.95% fixed rate Series A Notes due 2017. These notes are not publicly registered in the U.S. or Canada.
Both the 2005 CAD $900 million senior notes and the 2010 CAD 500 million are guaranteed on a senior and unsecured basis by MCBC, CBC, and the Subsidiary Guarantors. The guarantees are full and unconditional and joint and several. Funds necessary to meet the debt service obligations of MCI LP and MC Capital Finance are provided in large part by distributions or advances from MCBC's other subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements, could limit the ability of MCI LP and MC Capital Finance to obtain cash for the purpose of meeting its debt service obligation, including the payment of principal and interest on the notes.
There were no outstanding borrowings on our 4-year revolving $400 million credit facility as of December 31, 2011, which was issued in the second quarter of 2011.
Presentation
On December 25, 2010, CBC transferred its equity method investment in MillerCoors to MC Holding Company LLC, a newly created wholly-owned subsidiary of MCBC and a guarantor of the notes as well as the 2010 senior notes. As a result of the transfer, the investment in MillerCoors is presented in the column "Subsidiary Guarantors" at December 31, 2011, and December 25, 2010, and all results of operations and cash flows related to the investment in MillerCoors subsequent to December 25, 2010, are presented in that column. The transfer of the investment between the 2002 Issuer and Subsidiary Guarantor categories does not negatively affect the holders of the notes or the holders of the 2010 senior notes as both the prior holder of the MillerCoors investment, CBC, and the current holder, MC Holding Company LLC, are joint and severally liable under the notes and the 2010 senior notes by virtue of their status as issuer or guarantor.
During the third quarter of 2011, we identified necessary changes to our historical treatment of intercompany distributions within the guarantor financial statements. These distributions represented a return of capital and therefore should not have been reflected in our consolidating statements of operations. As such, our historical and current consolidating financial statements presented within this note reflect the revised treatment to allow for comparative information.
The following information sets forth the Condensed Consolidating Statements of Operations for the years ended December 31, 2011, December 25, 2010, and December 26, 2009, Condensed Consolidating Balance Sheets as of December 31, 2011, and December 25, 2010, and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2011, December 25, 2010, and December 26, 2009. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, each of the issuers and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC, CBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
(IN MILLIONS)

	Parent Guarantor and 2007 Issuer	2002 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$28.2	$211.0	$2,693.8	$2,471.4	$(234.5)	$5,169.9
Excise taxes	—	—	(656.0)	(998.2)	—	(1,654.2)
Net sales	28.2	211.0	2,037.8	1,473.2	(234.5)	3,515.7
Cost of goods sold	—	(41.8)	(1,096.5)	(1,114.0)	203.2	(2,049.1)
Gross profit	28.2	169.2	941.3	359.2	(31.3)	1,466.6
Marketing, general and administrative expenses	(119.3)	(40.2)	(482.3)	(408.5)	31.3	(1,019.0)
Special items, net	(0.8)	—	(11.6)	0.1	—	(12.3)
Equity income (loss) in subsidiaries	736.5	459.2	(298.2)	459.5	(1,357.0)	—
Equity income in MillerCoors	—	—	457.9	—	—	457.9
Operating income (loss)	644.6	588.2	607.1	410.3	(1,357.0)	893.2
Interest income (expense), net	(28.8)	34.5	298.9	(412.6)	—	(108.0)
Other income (expense), net	(10.6)	15.4	(16.9)	1.1	—	(11.0)
Income (loss) from continuing operations before income taxes	605.2	638.1	889.1	(1.2)	(1,357.0)	774.2
Income tax benefit (expense)	71.1	(180.1)	(8.8)	18.4	—	(99.4)
Net income (loss) from continuing operations	676.3	458.0	880.3	17.2	(1,357.0)	674.8
Income (loss) from discontinued operations, net of tax	—	—	—	2.3	—	2.3
Net income (loss) including noncontrolling interests	676.3	458.0	880.3	19.5	(1,357.0)	677.1
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	—	(0.8)	—	(0.8)
Net income (loss) attributable to MCBC	$676.3	$458.0	$880.3	$18.7	$(1,357.0)	$676.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED DECEMBER 25, 2010
(IN MILLIONS)

	Parent Guarantor and 2007 Issuer	2002 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$22.4	$201.7	$2,521.5	$2,176.8	$(219.3)	$4,703.1
Excise taxes	—	—	(609.5)	(839.2)	—	(1,448.7)
Net sales	22.4	201.7	1,912.0	1,337.6	(219.3)	3,254.4
Cost of goods sold	—	(45.9)	(970.1)	(992.5)	196.3	(1,812.2)
Gross profit	22.4	155.8	941.9	345.1	(23.0)	1,442.2
Marketing, general and administrative expenses	(122.9)	(35.6)	(485.6)	(392.6)	24.2	(1,012.5)
Special items, net	(1.2)	—	(17.6)	(2.5)	—	(21.3)
Equity income (loss) in subsidiaries	739.4	250.4	(377.8)	440.3	(1,052.3)	—
Equity income in MillerCoors	—	456.1	—	—	—	456.1
Operating income (loss)	637.7	826.7	60.9	390.3	(1,051.1)	864.5
Interest income (expense), net	(33.3)	48.5	261.9	(376.5)	—	(99.4)
Other income (expense), net	55.3	(3.5)	1.4	(9.3)	—	43.9
Income (loss) from continuing operations before income taxes	659.7	871.7	324.2	4.5	(1,051.1)	809.0
Income tax benefit (expense)	11.7	(99.0)	(48.9)	(2.5)	—	(138.7)
Net income (loss) from continuing operations	671.4	772.7	275.3	2.0	(1,051.1)	670.3
Income (loss) from discontinued operations, net of tax	—	—	—	39.6	—	39.6
Net income (loss) including noncontrolling interests	671.4	772.7	275.3	41.6	(1,051.1)	709.9
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	—	(2.2)	—	(2.2)
Net income (loss) attributable to MCBC	$671.4	$772.7	$275.3	$39.4	$(1,051.1)	$707.7

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED DECEMBER 26, 2009
(IN MILLIONS)

	Parent Guarantor and 2007 Issuer	2002 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$25.9	$197.2	$2,274.5	$2,141.7	$(212.8)	$4,426.5
Excise taxes	—	—	(539.5)	(854.6)	—	(1,394.1)
Net sales	25.9	197.2	1,735.0	1,287.1	(212.8)	3,032.4
Cost of goods sold	—	(47.3)	(897.9)	(968.5)	186.8	(1,726.9)
Gross profit	25.9	149.9	837.1	318.6	(26.0)	1,305.5
Marketing, general and administrative expenses	(99.8)	(43.8)	(431.2)	(351.7)	25.7	(900.8)
Special items, net	(0.9)	—	(12.9)	(18.9)	—	(32.7)
Equity income (loss) in subsidiaries	860.1	295.3	(42.5)	394.6	(1,507.5)	—
Equity income in MillerCoors	—	382.0	—	—	—	382.0
Operating income (loss)	785.3	783.4	350.5	342.6	(1,507.8)	754.0
Interest income (expense), net	(66.3)	42.8	1.3	(100.8)	37.1	(85.9)
Other income (expense), net	6.8	6.8	(16.8)	52.6	—	49.4
Income (loss) from continuing operations before income taxes	725.8	833.0	335.0	294.4	(1,470.7)	717.5
Income tax benefit (expense)	(5.4)	(59.2)	(18.7)	98.0	—	14.7
Net income (loss) from continuing operations	720.4	773.8	316.3	392.4	(1,470.7)	732.2
Income (loss) from discontinued operations, net of tax	—	—	—	(9.0)	—	(9.0)
Net income (loss) including noncontrolling interests	720.4	773.8	316.3	383.4	(1,470.7)	723.2
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	—	(2.8)	—	(2.8)
Net income (loss) attributable to MCBC	$720.4	$773.8	$316.3	$380.6	$(1,470.7)	$720.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2011
(IN MILLIONS)

	Parent Guarantor and 2007 Issuer	2002 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$601.1	$—	$318.0	$159.8	$—	$1,078.9
Accounts receivable, net	0.9	6.7	203.6	377.6	—	588.8
Other receivables, net	46.9	—	29.1	61.2	—	137.2
Total inventories, net	—	—	83.0	124.2	—	207.2
Other assets, net	9.7	4.0	44.7	35.6	—	94.0
Deferred tax assets	—	5.8	—	12.1	(6.3)	11.6
Discontinued operations	—	—	—	0.3	—	0.3
Intercompany accounts receivable	—	49.1	1,449.6	1,537.3	(3,036.0)	—
Total current assets	658.6	65.6	2,128.0	2,308.1	(3,042.3)	2,118.0
Properties, net	27.6	7.2	862.9	532.4	—	1,430.1
Goodwill	—	11.4	305.4	1,136.5	—	1,453.3
Other intangibles, net	—	37.2	4,150.8	398.0	—	4,586.0
Investment in MillerCoors	—	—	2,487.9	—	—	2,487.9
Net investment in and advances to subsidiaries	7,925.2	5,941.0	—	4,774.0	(18,640.2)	—
Deferred tax assets	33.1	119.1	12.7	1.9	(16.9)	149.9
Other assets, net	19.8	14.7	92.9	71.2	—	198.6
Total assets	$8,664.3	$6,196.2	$10,040.6	$9,222.1	$(21,699.4)	$12,423.8
Liabilities and equity
Current liabilities:
Accounts payable	$7.3	$3.2	$100.6	$190.1	$—	$301.2
Accrued expenses and other liabilities, net	34.6	4.7	270.4	337.1	—	646.8
Derivative hedging instruments	—	101.4	4.7	1.5	—	107.6
Deferred tax liability	6.2	—	161.4	—	(6.3)	161.3
Current portion of long-term debt and short-term borrowings	—	44.7	—	2.2	—	46.9
Discontinued operations	—	—	—	13.4	—	13.4
Intercompany accounts payable	413.8	26.1	1,566.5	1,029.6	(3,036.0)	—
Total current liabilities	461.9	180.1	2,103.6	1,573.9	(3,042.3)	1,277.2
Long-term debt	546.2	—	1,368.7	—	—	1,914.9
Pension and post-retirement benefits	—	2.7	392.5	302.3	—	697.5
Derivative hedging instruments	—	210.7	1.5	0.3	—	212.5
Net investment in and advances to subsidiaries	—	—	279.6	—	(279.6)	—
Deferred tax liability	—	—	—	472.5	(16.9)	455.6
Other liabilities, net	8.3	14.5	35.3	95.8	—	153.9
Discontinued operations	—	—	—	22.0	—	22.0
Intercompany notes payable	—	618.0	—	4,966.3	(5,584.3)	—
Total liabilities	1,016.4	1,026.0	4,181.2	7,433.1	(8,923.1)	4,733.6
MCBC stockholders' equity	8,267.8	5,209.5	10,784.5	1,746.7	(18,360.6)	7,647.9
Intercompany notes receivable	(619.9)	(39.3)	(4,925.1)	—	5,584.3	—
Total stockholders' equity	7,647.9	5,170.2	5,859.4	1,746.7	(12,776.3)	7,647.9
Noncontrolling interests	—	—	—	42.3	—	42.3
Total equity	7,647.9	5,170.2	5,859.4	1,789.0	(12,776.3)	7,690.2
Total liabilities and equity	$8,664.3	$6,196.2	$10,040.6	$9,222.1	$(21,699.4)	$12,423.8

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 25, 2010
(IN MILLIONS)

	Parent Guarantor and 2007 Issuer	2002 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$832.0	$7.0	$190.1	$188.5	$—	$1,217.6
Accounts receivable, net	—	4.2	208.9	358.5	(0.8)	570.8
Other receivables, net	17.2	32.7	17.8	91.0	—	158.7
Total inventories, net	—	—	93.3	101.7	—	195.0
Other assets, net	4.4	1.8	36.2	35.8	—	78.2
Deferred tax assets	—	—	—	1.0	(1.0)	—
Discontinued operations	—	—	—	0.6	—	0.6
Intercompany accounts receivable	16.3	18.9	352.5	692.3	(1,080.0)	—
Total current assets	869.9	64.6	898.8	1,469.4	(1,081.8)	2,220.9
Properties, net	33.6	7.1	852.3	495.7	—	1,388.7
Goodwill	—	11.4	370.8	1,106.9	—	1,489.1
Other intangibles, net	—	40.4	4,233.9	380.8	—	4,655.1
Investment in MillerCoors	—	—	2,574.1	—	—	2,574.1
Net investment in and advances to subsidiaries	7,540.5	4,044.5	310.3	4,876.8	(16,772.1)	—
Deferred tax assets	183.4	108.7	15.5	—	(119.4)	188.2
Other assets, net	4.8	12.9	82.3	81.5	—	181.5
Total assets	$8,632.2	$4,289.6	$9,338.0	$8,411.1	$(17,973.3)	$12,697.6
Liabilities and equity
Current liabilities:
Accounts payable	$5.3	$0.2	$80.5	$183.0	$(0.8)	$268.2
Accrued expenses and other liabilities, net	37.9	14.9	389.0	362.8	—	804.6
Derivative hedging instruments	1.5	0.3	23.8	0.8	—	26.4
Deferred tax liability	153.5	—	—	67.1	(1.0)	219.6
Current portion of long-term debt and short-term borrowings	—	—	—	1.1	—	1.1
Discontinued operations	—	—	—	14.0	—	14.0
Intercompany accounts payable	0.1	7.9	704.5	367.5	(1,080.0)	—
Total current liabilities	198.3	23.3	1,197.8	996.3	(1,081.8)	1,333.9
Long-term debt	528.7	45.0	1,385.9	—	—	1,959.6
Pension and post-retirement benefits	—	10.3	259.7	188.6	—	458.6
Derivative hedging instruments	—	40.7	363.8	0.3	—	404.8
Net investment in and advances to subsidiaries	—	—	—	—	—	—
Deferred tax liability	—	102.2	1.5	482.4	(119.4)	466.7
Other liabilities, net	9.1	6.2	90.2	101.7	—	207.2
Discontinued operations	—	—	—	24.2	—	24.2
Intercompany notes payable	—	—	3,198.7	7,086.8	(10,285.5)	—
Total liabilities	736.1	227.7	6,497.6	8,880.3	(11,486.7)	4,855.0
MCBC stockholders' equity	7,898.0	4,913.9	9,891.8	1,867.2	(16,772.1)	7,798.8
Intercompany notes receivable	(1.9)	(852.0)	(7,051.4)	(2,380.2)	10,285.5	—
Total stockholders' equity	7,896.1	4,061.9	2,840.4	(513.0)	(6,486.6)	7,798.8
Noncontrolling interests	—	—	—	43.8	—	43.8
Total equity	7,896.1	4,061.9	2,840.4	(469.2)	(6,486.6)	7,842.6
Total liabilities and equity	$8,632.2	$4,289.6	$9,338.0	$8,411.1	$(17,973.3)	$12,697.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2011
(IN MILLIONS)

	Parent Guarantor and 2007 Issuer	2002 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$253.1	$(603.1)	$2,572.5	$(52.8)	$(1,301.6)	$868.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(3.7)	(0.1)	(134.9)	(96.7)	—	(235.4)
Proceeds from sales of properties and intangible assets	—	—	0.7	3.9	—	4.6
Acquisition of business, net of cash acquired	—	—	0.5	(41.8)	—	(41.3)
Change in restricted cash balances	—	—	—	6.7	—	6.7
Investment in MillerCoors	—	—	(800.1)	—	—	(800.1)
Return of capital from MillerCoors	—	—	782.7	—	—	782.7
Investment in and advances to an unconsolidated affiliate	—	—	(93.9)	10.7	—	(83.2)
Trade loan repayments from customers	—	—	0.5	21.9	—	22.4
Trade loans advanced to customers	—	—	(0.1)	(9.8)	—	(9.9)
Proceeds from settlements of derivative instruments	15.4	—	—	—	—	15.4
Net intercompany investing activity	15.4	459.5	(266.4)	—	(208.5)	—
Net cash provided (used in) by investing activities	27.1	459.4	(511.0)	(105.1)	(208.5)	(338.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	11.6	—	—	—	—	11.6
Excess tax benefits from share-based compensation	2.0	—	—	—	—	2.0
Payments for purchase of treasury stock	(321.1)	—	—	—	—	(321.1)
Dividends paid	(201.4)	(647.9)	(518.3)	(162.1)	1,301.6	(228.1)
Dividends paid to noncontrolling interest holders	—	—	—	(2.3)	—	(2.3)
Debt issuance costs	(2.2)	—	—	—	—	(2.2)
Payments of long term debt and capital lease obligations	—	—	(0.2)	(0.1)	—	(0.3)
Proceeds from short term borrowings	—	—	—	6.8	—	6.8
Payments on short-term borrowings	—	—	—	(18.3)	—	(18.3)
Payments on settlements of debt-related derivatives	—	195.3	(299.8)	—	—	(104.5)
Net (payments) proceeds from revolving credit facilities	—	—	—	2.1	—	2.1
Change in overdraft balances and other	—	—	—	(10.8)	—	(10.8)
Net intercompany financing activity	—	589.3	(1,106.4)	308.6	208.5	—
Net cash provided by (used in) financing activities	(511.1)	136.7	(1,924.7)	123.9	1,510.1	(665.1)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(230.9)	(7.0)	136.8	(34.0)	—	(135.1)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(8.9)	5.3	—	(3.6)
Balance at beginning of year	832.0	7.0	190.1	188.5	—	1,217.6
Balance at end of period	$601.1	$—	$318.0	$159.8	$—	$1,078.9

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 25, 2010
(IN MILLIONS)

	Parent Guarantor and 2007 Issuer	2002 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$491.2	$184.0	$1,234.2	$(714.1)	$(445.6)	$749.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(5.8)	—	(95.4)	(76.7)	—	(177.9)
Proceeds from sales of properties and intangible assets	—	—	1.2	4.0	—	5.2
Change in restricted cash balances	—	—	—	(10.8)	—	(10.8)
Acquisition of business, net of cash acquired	—	—	—	(19.8)	—	(19.8)
Payment on discontinued operations	—	—	—	(96.0)	—	(96.0)
Investment in MillerCoors	—	(1,071.2)	—	—	—	(1,071.2)
Return of capital from MillerCoors	—	1,060.3	—	—	—	1,060.3
Trade loan repayments from customers	—	—	—	16.6	—	16.6
Trade loans advanced to customers	—	—	—	(9.1)	—	(9.1)
Proceeds from settlements of derivative instruments	35.1	—	—	—	—	35.1
Other	—	0.1	—	0.1	—	0.2
Net intercompany investing activity	(54.7)	31.9	2,399.0	(1,367.4)	(1,008.8)	—
Net cash provided (used in) by investing activities	(25.4)	21.1	2,304.8	(1,559.1)	(1,008.8)	(267.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	38.5	—	—	—	—	38.5
Excess tax benefits from share-based compensation	4.8	—	—	—	—	4.8
Dividends paid	(177.0)	—	(415.3)	(54.4)	445.6	(201.1)
Dividends paid to noncontrolling interest holders	—	—	—	(3.7)	—	(3.7)
Proceeds from issuances of long-term debt	—	—	488.4	—	—	488.4
Debt issuance costs	—	—	(3.3)	—	—	(3.3)
Payments of long-term debt and capital lease obligations	—	—	(300.0)	—	—	(300.0)
Proceeds from short-term borrowings	—	—	—	12.1	—	12.1
Payments on short-term borrowings	—	—	—	(8.1)	—	(8.1)
Payments on settlements of debt-related derivatives	—	—	(42.0)	—	—	(42.0)
Change in overdraft balances and other	—	—	—	6.8	—	6.8
Net intercompany financing activity	107.1	(198.1)	(3,263.7)	2,345.9	1,008.8	—
Net cash provided by (used in) financing activities	(26.6)	(198.1)	(3,535.9)	2,298.6	1,454.4	(7.6)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	439.2	7.0	3.1	25.4	—	474.7
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	11.9	(3.2)	—	8.7
Balance at beginning of year	392.8	—	175.1	166.3	—	734.2
Balance at end of period	$832.0	$7.0	$190.1	$188.5	$—	$1,217.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 26, 2009
(IN MILLIONS)

	Parent Guarantor and 2007 Issuer	2002 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$268.4	$151.5	$638.4	$(39.2)	$(160.8)	$858.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(16.2)	—	(77.5)	(65.1)	—	(158.8)
Proceeds from sales of properties and intangible assets	1.2	—	0.7	56.1	—	58.0
Acquisition of business, net of cash acquired	—	—	—	(41.7)		(41.7)
Investment in MillerCoors	—	(514.5)	—	—	—	(514.5)
Return of capital from MillerCoors	—	448.2	—	—	—	448.2
Deconsolidation of Brewers' Retail, Inc.	—	—	(26.1)			(26.1)
Trade loan repayments from customers	—	—	—	32.1	—	32.1
Trade loans advanced to customers	—	—	—	(25.5)	—	(25.5)
Other	—	0.1	—	—	—	0.1
Net intercompany investing activity	(33.1)	(93.1)	(2,506.4)	(1,421.4)	4,054.0	—
Net cash provided by (used in) investing activities	(48.1)	(159.3)	(2,609.3)	(1,465.5)	4,054.0	(228.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	43.1	—	—	—	—	43.1
Excess tax benefits from share-based compensation	21.7	—	—	—	—	21.7
Dividends paid	(148.4)	—	—	(182.8)	160.8	(170.4)
Dividends paid to noncontrolling interest holders	—			(2.9)	—	(2.9)
Payments of long term-debt and capital lease obligations	—	—	(0.1)	(0.3)	—	(0.4)
Proceeds from short-term borrowings	—	—	2.6	12.1	—	14.7
Payments on short-term borrowings	—	—	(2.6)	(14.4)	—	(17.0)
Change in overdraft balances and other	—	—	(0.3)	(5.7)	—	(6.0)
Net intercompany financing activity	171.2	7.3	2,114.7	1,761.1	(4,054.3)	—
Net cash provided by (used in) financing activities	87.6	7.3	2,114.3	1,567.1	(3,893.5)	(117.2)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	307.9	(0.5)	143.3	62.2	—	512.9
Effect of foreign exchange rate changes on cash and cash equivalents	—	0.1	7.6	(2.6)	—	5.1
Balance at beginning of year	84.9	0.4	24.2	106.7	—	216.2
Balance at end of period	$392.8	$—	$175.1	$166.3	$—	$734.2

22. Quarterly Financial Information (Unaudited)
The following summarizes selected quarterly financial information for each of the two years ended December 31, 2011, and December 25, 2010.

2011	First	Second	Third	Fourth	Full Year
	(In millions, except per share data)
Sales	$997.3	$1,383.1	$1,393.9	$1,395.6	$5,169.9
Excise taxes	(306.9)	(449.5)	(439.5)	(458.3)	(1,654.2)
Net sales	690.4	933.6	954.4	937.3	3,515.7
Cost of goods sold	(427.2)	(523.9)	(550.5)	(547.5)	(2,049.1)
Gross profit	$263.2	$409.7	$403.9	$389.8	$1,466.6
Amounts attributable to MCBC:
Income from continuing operations	$82.6	$224.3	$194.7	$172.4	$674.0
Gain (loss) from discontinued operations, net of tax	0.3	(1.5)	2.7	0.8	2.3
Net income	$82.9	$222.8	$197.4	$173.2	$676.3
Basic income (loss) per share:
From continuing operations	0.44	1.20	1.05	0.95	3.65
From discontinued operations	—	(0.01)	0.01	—	0.01
Basic net income per share	0.44	1.19	1.06	0.95	3.66
Diluted income (loss) per share:
From continuing operations	0.44	1.19	1.05	0.95	3.62
From discontinued operations	—	(0.01)	0.01	—	0.01
Diluted net income per share	0.44	1.18	1.06	0.95	3.63

2010	First	Second	Third	Fourth	Full Year
	(In millions, except per share data)
Sales	$947.0	$1,282.6	$1,260.1	$1,213.4	$4,703.1
Excise taxes	(286.0)	(399.3)	(385.1)	(378.3)	(1,448.7)
Net sales	661.0	883.3	875.0	835.1	3,254.4
Cost of goods sold	(404.4)	(474.8)	(457.4)	(475.6)	(1,812.2)
Gross profit	$256.6	$408.5	$417.6	$359.5	$1,442.2
Amounts attributable to MCBC:
Income from continuing operations	$62.0	$237.8	$257.0	$111.3	$668.1
Gain (loss) from discontinued operations, net of tax	42.6	(0.6)	(0.9)	(1.5)	39.6
Net income	$104.6	$237.2	$256.1	$109.8	$707.7
Basic income (loss) per share:
From continuing operations	$0.33	$1.28	$1.39	$0.60	$3.59
From discontinued operations	0.23	—	(0.01)	(0.01)	0.21
Basic net income per share	$0.56	$1.28	$1.38	$0.59	$3.80
Diluted income (loss) per share:
From continuing operations	$0.33	$1.27	$1.38	$0.59	$3.57
From discontinued operations	0.23	—	(0.01)	(0.01)	0.21
Diluted net income per share	$0.56	$1.27	$1.37	$0.58	$3.78

ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in the report which appears in Part II—Item 8 Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information
None.
PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
Certain information required by this Item concerning our executive officers is set forth in Item 1 of Part I "Business—Executive Officers." Additional information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our definitive proxy statement for our 2012 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2011.
ITEM 11.    Executive Compensation
Incorporated by reference to our definitive proxy statement for our 2012 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2011.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference to our definitive proxy statement for our 2012 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2011.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference to our definitive proxy statement for our 2012 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2011.
ITEM 14.    Principal Accountant Fees and Services
Incorporated by reference to our definitive proxy statement for our 2012 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2011.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits
The following are filed as a part of this Report on Form 10-K

(1)	Management's Report
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the three years ended December 31, 2011, December 25, 2010, and December 26, 2009
Consolidated Balance Sheets at December 31, 2011, and December 25, 2010
Consolidated Statements of Cash Flows for the three years ended December 31, 2011, December 25, 2010, and December 26, 2009
Consolidated Statements of Stockholders' Equity and Noncontrolling Interests for the three years ended December 31, 2011, December 25, 2010, and December 26, 2009
Notes to Consolidated Financial Statements

(2)	Exhibit list

(3)	Schedule II—Valuation and Qualifying Accounts for the three years ended December 31, 2011, December 25, 2010, and December 26, 2009

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Molson Coors Brewing Company.	Schedule 14A	Annex G	December 9, 2004
3.2	Third Amended and Restated Bylaws of Molson Coors Brewing Company.	10-Q	3.1	August 4, 2009
4.1.1	Indenture, dated as of May 7, 2002, by and among the Issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.1	May 15, 2002
4.1.2	First Supplemental Indenture, dated as of May 7, 2002 by and among the issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.2	May 15, 2002
4.1.3	Fourth Supplemental Indenture, dated as of April 10, 2007, by and among the issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.1	August 7, 2007
4.1.4	Fifth Supplemental Indenture, dated as of February 1, 2008 by and among the issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.4	February 22, 2008
4.1.5	Sixth Supplemental Indenture dated as of May 23, 2008, to the Indenture dated May 7, 2002, by and among Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee.	10-Q	4.1	August 6, 2008
4.1.6	Seventh Supplemental Indenture dated as of June 27, 2008, to the Indenture dated May 7, 2002, by and among Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee.	10-Q	4.2	August 6, 2008

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
4.1.7	Eighth Supplemental Indenture dated as of June 30, 2008, to the Indenture dated May 7, 2002, by and among Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee.	10-Q	4.3	August 6, 2008
4.1.8
Ninth Supplemental Indenture dated as of December 25, 2010, to the Indenture dated May 7, 2002, by and among Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee
					x
4.1.9
Tenth Supplemental Indenture dated as of March 8, 2011, to the Indenture dated May 7, 2002, by and among Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee
					x
4.1.10
Eleventh Supplemental Indenture dated as of November 11, 2011, to the Indenture dated May 7, 2002, by and among Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee
					x
4.2	Registration Rights Agreement, dated as of February 9, 2005, among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969.	8-K	99.2	February 15, 2005
4.3.1	Indenture dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and TD Banknorth, National Association and the Canada Trust Company as co-trustees.	S-4	4.1	October 19, 2005
4.3.2	First Supplemental Indenture dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and TD Banknorth, National Association as trustee.	S-4	4.2	October 19, 2005
4.3.3	Second Supplemental Indenture dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and The Canada Trust Company as trustee.	S-4	4.3	October 19, 2005
4.3.4	Third Supplemental Indenture dated as of April 10, 2007, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and The Canada Trust Company as trustee.	10-Q	4.2	August 7, 2007

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
4.3.5	Fourth Supplemental Indenture dated as of February 1, 2008, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and The Canada Trust Company as trustee.	10-K	4.1	February 22, 2008
4.3.6	Fifth Supplemental Indenture dated as of May 23, 2008, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, Bank of New York Trust Company, as trustee, and Computershare Trust Company of Canada, as Canadian trustee.	10-Q	4.4	August 6, 2008
4.3.7	Sixth Supplemental Indenture dated as of June 27, 2008, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, Bank of New York Trust Company, as trustee, and Computershare Trust Company of Canada, as Canadian trustee.	10-Q	4.5	August 6, 2008
4.3.8	Seventh Supplemental Indenture dated as of June 30, 2008, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, Bank of New York Trust Company, as trustee, and Computershare Trust Company of Canada, as Canadian trustee.	10-Q	4.6	August 6, 2008
4.3.9
Eighth Supplemental Indenture dated as of December 25, 2010, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, and Computershare Trust Company of Canada, as Canadian trustee
					x
4.3.10
Ninth Supplemental Indenture dated as of March 8, 2011, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, and Computershare Trust Company of Canada, as Canadian trustee
					x
4.3.11
Tenth Supplemental Indenture dated as of November 11, 2011, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, and Computershare Trust Company of Canada, as Canadian trustee
					x
4.4	Registration Rights Agreement dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated as representatives of the several initial purchasers named in the related Purchase Agreement.	S-4	4.5	October 19, 2005

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
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
4.6.8
Seventh Supplemental Indenture dated as of December 25, 2010, to the Indenture dated June 15, 2007, among Molson Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee
					x
4.6.9
Eighth Supplemental Indenture dated as of March 8, 2011, to the Indenture dated June 15, 2007, among Molson Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee
					x
4.6.10
Ninth Supplemental Indenture dated as of November 11, 2011, to the Indenture dated June 15, 2007, among Molson Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee
					x
4.7.1	Indenture, dated as of October 6, 2010, by and among the Issuer, the Guarantors and Computershare Trust Company of Canada, as trustee.	10-K	10.38.1	February 22, 2011

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
4.7.2		First Supplemental Indenture, dated as of October 6, 2010, by and among the Issuer, the Guarantors and Computershare Trust Company of Canada, as trustee.	10-K	10.38.2	February 22, 2011
4.7.3		Second Supplemental Indenture, dated as of December 25, 2010 to the Indenture dated as of October 6, 2010, among Molson Coors International LP, the Guarantors and Computershare Trust Company of Canada.	10-Q	4.1.1	August 3, 2011
4.7.4		Third Supplemental Indenture, dated as of March 8, 2011, to the Indenture dated as of October 6, 2010, among Molson Coors International LP, the Guarantors and Computershare Trust Company of Canada.	10-Q	4.1.2	August 3, 2011
4.7.5		Fourth Supplemental Indenture, dated as of November 11, 2011, to the Indenture dated October 6, 2010, by and among the Issuer, the Guarantors and Computershare Trust Company of Canada, as trustee.				x
4.14		CAD 900,000,000 in aggregate principal amount of 5.00% Notes due 2015.	10-Q	4.5	November 4, 2005
10.1	*	Adolph Coors Company 1990 Equity Incentive Plan effective August 14, 2003, As Corrected and Conformed June 30, 2004.	10-Q	10.1	August 6, 2004
10.2		Form of CBC Distributorship Agreement.	10-K	10.2	March 28, 1997
10.3	*	Adolph Coors Company Equity Compensation Plan for Non-Employee Directors, Amended and Restated effective November 13, 2003, As Corrected and Conformed June 30, 2004.	10-Q	10.3	August 6, 2004
10.4		Adolph Coors Company Water Augmentation Plan.	10-K	10.1	December 31, 1989
10.5	*	Adolph Coors Company Deferred Compensation Plan, as Amended and Restated effective January 1, 2002, as Corrected and Conformed June 30, 2004.	10-Q	10.2	August 6, 2004
10.6.1	*	Employment Agreement by and among Molson Coors Brewing Company and W. Leo Kiely III, dated June 27, 2005.	8-K	99.1	July 1, 2005
10.6.2	*	First Amendment to Employee Agreement between Molson Coors Brewing Company and W. Leo Kiely III, dated August 1, 2007.	10-Q	10.2	August 7, 2007
10.6.3	*	Second Amendment to Employment Agreement between Molson Coors Brewing Company and W. Leo Kiely III, dated February 8, 2009	10-K	10.6	February 25, 2009
10.7.1		Credit Agreement, dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montréal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender.	10-Q	99.1	May 4, 2011
10.7.2		First Amendment dated as of August 31, 2006 to the Credit Agreement ("Credit Agreement") dated as of March 2, 2005, among Molson Coors Brewing Company (the "Company"), the subsidiaries of the Company from time to time party thereto, the lenders from time to time party thereto (the "Lenders"), Wachovia Bank, N.A., as administrative agent for the Lenders, and Bank of Montréal, as Canadian administrative agent for the Lenders.	10-Q	10.2	November 2, 2006

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
10.7.3	Reaffirmation Agreement dated as of August 31, 2006 among the Borrowers and Guarantors identified on the signatures pages thereof, and Wachovia Bank, N.A., as administrative agent for the Lenders under the Credit Agreement identified in Exhibit 10.2 to Form 10-Q filed November 2, 2006.	10-Q	10.3	November 2, 2006
10.7.4	Second Amendment dated as of August 31, 2006 to the Credit Agreement ("Credit Agreement") dated as of March 2, 2005, among Molson Coors Brewing Company (the "Company"), the subsidiaries of the Company from time to time party thereto, the lenders from time to time party thereto (the "Lenders"), Wachovia Bank, N.A., as administrative agent for the Lenders, and Bank of Montréal, as Canadian administrative agent for the Lenders.	10-K	10.7.4	February 22, 2011
10.7.5	Confirmation, dated as of March 8, 2007, to the Credit Agreement, dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montréal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender.	10-Q	10.1	August 7, 2007
10.7.6	Third Amendment dated as of July 9, 2010, to the Credit Agreement ("Credit Agreement") dated as of March 2, 2005, among Molson Coors Brewing Company (the "Company"), the subsidiaries of the Company from time to time party thereto, the lenders from time to time party thereto (the "Lenders"), Wachovia Bank, N.A., as administrative agent for the Lenders, and Bank of Montréal, as Canadian administrative agent for the Lenders.	10-K	10.7.6	February 22, 2011
10.7.7	Letter of Agreement dated July 15, 2010, among Molson Coors Brewing Company, Bank of Montreal and Wells Fargo Bank, supplementing Credit Agreement dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montréal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender.	10-Q	10.1	November 4, 2010
10.8.1	Subsidiary Guarantee Agreement, dated as of March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc. Molson Coors Canada Inc. and Coors Brewers Limited, each subsidiary of the Company listed on Schedule I thereto and Wachovia Bank, National Association, as Administrative Agent, on behalf of the Lenders under the Credit Agreement referred to above.	8-K	99.2	March 7, 2005
10.8.2	Supplement Nos. 1, 2, 3, 4, 5 and 6, dated as of April 9, 2007, to the Subsidiary Guarantee Agreement, dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montréal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender.	10-Q	10.2	August 7, 2007

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.8.3		Supplement No. 7, dated as of September 30, 2010, to the Subsidiary Guarantee Agreement dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc., Coors Brewers Limited and Molson Coors International General, ULC; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montréal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender.	10-Q	10.2	November 4, 2010
10.9	*	Form of Executive Continuity and Protection Program Letter Agreement.	10-Q	10.7	May 11, 2005
10.10		Employment Agreements by and among Coors Brewing Ltd. and Peter Swinburn, dated March 20, 2002 and April 12, 2005.	10-Q	10.1	August 4, 2006
10.11	*	Employment Agreement by and among Molson Inc. and Kevin Boyce dated February 6, 2004.	10-Q	10.2	August 4, 2006
10.12	*	Form of Performance Share Grant Agreement granted pursuant to the Molson Coors Incentive Compensation Plan.	10-Q	10.4	August 4, 2006
10.13	*	Form of Restricted Stock Unit Agreement granted pursuant to the Molson Coors Incentive Compensation Plan.	10-Q	10.5	August 4, 2006
10.14	*	Molson Coors Brewing Company Change in Control Protection Program.	8-K	10.3	May 23, 2007
10.15.1		Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a warrant transaction entered into between Citibank, N.A. and Molson Coors Brewing Company.	10-Q	10.3	August 7, 2007
10.15.2		Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a warrant transaction entered into between Citibank, N.A., as its agent, and Molson Coors Brewing Company.	10-Q	10.9	August 7, 2007
10.16.1		Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a share option transaction entered into between Citibank, N.A. and Molson Coors Brewing Company.	10-Q	10.4	August 7, 2007
10.16.2		Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a share option transaction entered into between Citibank, N.A., as its agent, and Molson Coors Brewing Company.	10-Q	10.1	August 7, 2007
10.17.1		Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a warrant transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.	10-Q	10.5	August 7, 2007
10.17.2		Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to warrant transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.	10-Q	10.1	August 7, 2007
10.18.1		Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a share option transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.	10-Q	10.6	August 7, 2007
10.18.2		Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a share option transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.	10-Q	10.1	August 7, 2007

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.19.1		Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a warrant transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.	10-Q	10.7	August 7, 2007
10.19.2		Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a warrant transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.	10-Q	10.1	August 7, 2007
10.20.1		Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a share option transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.	10-Q	10.8	August 7, 2007
10.20.2		Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a share option transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.	10-Q	10.1	August 7, 2007
10.21.1	***	Joint Venture Agreement, dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC	8-K	10.1	December 21, 2007
10.21.2		Amendment No. 1 to Joint Venture Agreement dated as of April 4, 2008, to the Joint Venture Agreement dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC.	10-Q	10.1	August 6, 2008
10.21.3	***	Amendment No. 2 to Joint Venture Agreement dated as of April 4, 2008, to the Joint Venture Agreement dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC.	10-Q	10.2	August 6, 2008
10.21.4	***	Amendment No. 3 to Joint Venture Agreement dated as of July 1, 2008, to the Joint Venture Agreement dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC	10-Q	10.3	August 6, 2008
10.22.1	*	Employment agreement between Molson Coors Brewing Company and Peter Swinburn dated April 22, 2008.	10-Q	10.1	May 7, 2008
10.22.2	*	Employment Agreement by and among Molson Coors Brewing Company and Peter Swinburn effective July 1, 2008.	10-Q	10.1	November 7, 2008
10.23	*	Retention agreement between Molson Coors Brewing Company and Kevin Boyce dated April 23, 2008.	10-Q	10.2	May 7, 2008
10.24	*	Employment Agreement by and among Molson Coors Brewing Company and Stewart Glendinning effective July 1, 2008.	10-Q	10.2	November 7, 2008
10.25	***	Amended and Restated Operating Agreement of MillerCoors LLC, dated as of July 1, 2008	8-K	10.1	July 2, 2008
10.26	*	Form of Employee RSU Award Statement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.3	November 7, 2008
10.27	*	Separation Agreement between Molson Coors Brewing Company and Timothy V. Wolf, dated as of June 30, 2008	8-K	10.2	July 2, 2008

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.28	*	Form of Performance Share Plan Award Statement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan	10-Q	10.4	November 7, 2008
10.29	*	Amended and Restated Directors' Stock Plan effective January 1, 2008.	10-Q	10.5	November 7, 2008
10.30	*	Form of Director RSU Award Statement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.6	November 7, 2008
10.31	*	Molson Coors Brewing Company Amended and Restated Change in Control Protection Program effective January 1, 2008	10-Q	10.7	November 7, 2008
10.32	*	Amended and Restated Employment Agreement between Molson Coors Brewing Company and Peter H. Coors, dated December 31, 2008.	10-Q	10.1	May 6, 2009
10.33	*	Employment Agreement between Molson Coors Brewing Company and Peter H. Coors dated January 1, 2009.	10-Q	10.2	May 6, 2009
10.34	*	Letter Agreement between Coors Brewing Company, Molson Coors Brewing Company and Peter H. Coors amending (1) the Amended Salary Continuation Agreement between Coors Brewing Company and Peter H. Coors dated July 1, 1991 (as subsequently amended), and (2) the Molson Coors Brewing Excess Benefit Plan, as restated effective June 30, 2008 (as subsequently amended), effective January 1, 2009.	10-Q	10.1	May 6, 2009
10.35	*	2009 Long-Term Incentive Performance Unit Plan (under the Molson Coors Brewing Company Incentive Compensation Plan)	10-K	10.6	February 19, 2010
10.36		Molson Inc. 1988 Canadian Stock Option Plan, as revised	S-8	4.3	February 8, 2005
10.37	*	Molson Coors Brewing Company Incentive Compensation Plan- Amended and Restated effective June 2, 2010.	Schedule 14A	Appendix B	April 20, 2010
10.38		Credit Agreement dated, as of April 12, 2011, among Molson Coors Brewing Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc. and Molson Coors International LP; the Lenders party hereto; Deutsche Bank AG New York Branch, as Administrative Agent and Issuing Bank; and Deutsche Bank Ag, as Canadian Administrative Agent; and Bank of Montreal and The Toronto‑Dominion Bank as Issuing Bank.	10-Q	10.1	August 3, 2011
10.39		Subsidiary Guarantee Agreement, dated as of April 12, 2011, among Molson Coors Brewing Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc., Molson Coors International LP, each subsidiary of the Company listed on Schedule I hereto and Deutsche Bank AG New York Branch, as Administrative Agent.	10-Q	10.2	August 3, 2011
21		Subsidiaries of the Registrant.				X
23.1		Consent of Independent Registered Public Accounting Firm.				X
23.2		Consent of Independent Registered Public Accounting Firm.				X
31.1		Section 302 Certification of Chief Executive Officer				X
31.2		Section 302 Certification of Chief Financial Officer				X

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
32		Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (18 U.S.C. Section 1350).				X
99		Audited Consolidated Financial Statements of MillerCoors LLC and Subsidiaries				X
101.INS	**	XBRL Instance Document				X
101.SCH	**	XBRL Taxonomy Extension Schema Document				X
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document				X
* Represents a management contract or compensatory plan or arrangement.
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations for the years ended December 31, 2011, December 25, 2010, and December 26, 2009, (ii) the Consolidated Balance Sheet at December 31, 2011, and December 25, 2010, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2011, December 25, 2010, and December 26, 2009, (iv) the Consolidated Statements of Stockholders' Equity and Noncontrolling Interests for the years ended December 31, 2011, December 25, 2010, and December 26, 2009, (v) the Notes to Consolidated Financial Statements, and (vi) document and entity information.
.
*** Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We hereby undertake to supplementally provide copies of any omitted schedules to the Securities and Exchange Commission upon request.

(b)	Exhibits
The exhibits at Item 15(a)(3) above are filed pursuant to the requirements of Item 601 of Regulation S-K.

(c)	Other Financial Statement Schedules

SCHEDULE II
MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Foreign exchange impact	Balance at end of year
Allowance for doubtful accounts—trade accounts receivable
Year ended:
December 31, 2011	$7.4	$3.7	$(0.7)	$(0.1)	$10.3
December 25, 2010	$10.1	$3.8	$(6.2)	$(0.3)	$7.4
December 26, 2009	$7.9	$5.0	$(3.6)	$0.8	$10.1
Allowance for doubtful accounts—current trade loans
Year ended:
December 31, 2011	$2.5	$1.6	$(2.4)	$0.1	$1.8
December 25, 2010	$2.8	$1.4	$(1.7)	$—	$2.5
December 26, 2009	$3.3	$1.4	$(2.1)	$0.2	$2.8
Allowance for doubtful accounts—long-term trade loans
Year ended:
December 31, 2011	$6.6	$2.5	$(4.8)	$0.1	$4.4
December 25, 2010	$7.3	$4.0	$(4.5)	$(0.2)	$6.6
December 26, 2009	$8.1	$4.1	$(5.6)	$0.7	$7.3
Allowance for obsolete supplies
Year ended:
December 31, 2011	$4.1	$2.0	$(0.2)	$—	$5.9
December 25, 2010	$4.1	$0.4	$(0.3)	$(0.1)	$4.1
December 26, 2009	$4.6	$—	$(0.9)	$0.4	$4.1
Deferred tax valuation account
Year ended:
December 31, 2011	$39.0	$2.4	$(12.3)	$(0.1)	$29.0
December 25, 2010	$19.6	$18.6	$(0.3)	$1.1	$39.0
December 26, 2009	$12.9	$15.1	$(10.6)	$2.2	$19.6

(1)
Amounts related to write-offs of uncollectible accounts, claims or obsolete inventories and supplies. Amounts related to the deferred tax asset valuation allowance are primarily due to capital loss carryforwards generated by coffee credit settlements in discontinued operations, re-evaluations of deferred tax assets and our investment in Brewers' Retail Inc, which, if sold, would result in a capital loss.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MOLSON COORS BREWING COMPANY

By	/s/ PETER SWINBURN	President and Chief Executive Officer (Principal Executive Officer)
Peter Swinburn
By	/s/ STEWART GLENDINNING	Chief Financial Officer (Principal Financial Officer)
Stewart Glendinning
By	/s/ ZAHIR IBRAHIM	Vice President and Controller (Chief Accounting Officer)
Zahir Ibrahim
February 24, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ ANDREW T. MOLSON	Chairman
Andrew T. Molson
By	/s/ PETER H. COORS	Vice Chairman
Peter H. Coors
By	/s/ FRANCESCO BELLINI	Director
Francesco Bellini
By	/s/ JOHN E. CLEGHORN	Director
John E. Cleghorn
By	/s/ CHARLES M. HERINGTON	Director
Charles M. Herington
By	/s/ FRANKLIN W. HOBBS	Director
Franklin W. Hobbs
By	/s/ GEOFF MOLSON	Director
Geoff Molson
By	/s/ IAIN NAPIER	Director
Iain Napier
By	/s/ DAVID P. O'BRIEN	Director
David P. O'Brien
By	/s/ CHRISTIEN COORS FICELI	Director
Christien Coors Ficeli
By	/s/ H. SANFORD RILEY	Director
H. Sanford Riley
By	/s/ BRIAN GOLDNER	Director
Brian Goldner

February 24, 2012