Form 10-Q
period 2012-03-31
MOLSON COORS BREWING CO
filed 2012-05-09
CIK 24545

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 3, 2012:
Class A Common Stock— 2,583,694 shares
Class B Common Stock—155,875,044 shares
Exchangeable shares:
As of May 3, 2012, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares—2,939,704 shares
Class B Exchangeable shares—19,260,784 shares
These Class A and Class B exchangeable shares offer substantially the same economic and voting rights as the respective classes of common shares of the registrant. The registrant has outstanding one share of special Class A voting stock, through which the holders of Class A exchangeable shares and Class B exchangeable shares of Molson Coors Canada Inc. (a subsidiary of the registrant), respectively, may exercise their voting rights with respect to the registrant. The special Class A and Class B voting stock are entitled to one vote for each of the exchangeable share classes, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The trustee holder of the special Class A voting stock and the special Class B voting stock has the right to cast a number of votes equal to the number of then outstanding Class A exchangeable shares and Class B exchangeable shares, respectively.

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
Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to those described under the heading "Risk Factors," elsewhere throughout this report, and those described from time to time in our past and future reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2011. Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

 MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011
Sales	$1,008.1	$997.3
Excise taxes	(316.7)	(306.9)
Net sales	691.4	690.4
Cost of goods sold	(438.8)	(427.2)
Gross profit	252.6	263.2
Marketing, general and administrative expenses	(248.2)	(238.4)
Special items, net	(1.5)	—
Equity income in MillerCoors	118.9	101.2
Operating income (loss)	121.8	126.0
Interest income (expense), net	(23.8)	(26.8)
Other income (expense), net	(1.4)	(0.7)
Income (loss) from continuing operations before income taxes	96.6	98.5
Income tax benefit (expense)	(17.3)	(16.1)
Net income (loss) from continuing operations	79.3	82.4
Income (loss) from discontinued operations, net of tax	0.1	0.3
Net income (loss) including noncontrolling interests	79.4	82.7
Less: Net (income) loss attributable to noncontrolling interests	0.1	0.2
Net income (loss) attributable to Molson Coors Brewing Company	$79.5	$82.9
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.44	$0.44
From discontinued operations	—	—
Basic net income per share	$0.44	$0.44
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.44	$0.44
From discontinued operations	—	—
Diluted net income per share	$0.44	$0.44
Weighted average shares—basic	180.3	186.9
Weighted average shares—diluted	181.7	188.7
Amounts attributable to Molson Coors Brewing Company
Net income (loss) from continuing operations	$79.4	$82.6
Income (loss) from discontinued operations, net of tax	0.1	0.3
Net income (loss) attributable to Molson Coors Brewing Company	$79.5	$82.9
See notes to unaudited condensed consolidated financial statements.
MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)
(UNAUDITED)

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011
Net income (loss) including noncontrolling interests	$79.4	$82.7
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	107.8	161.7
Amortization of net prior service costs and net actuarial losses, net of tax	9.9	0.9
Unrealized gain (loss) on derivative instruments, net of tax	(17.8)	(7.5)
Reclassification adjustment on derivative instruments, net of tax	1.8	2.5
Ownership share of unconsolidated subsidiaries' other comprehensive (loss) income, net of tax	9.4	12.9
Total other comprehensive (loss) income, net of tax	111.1	170.5
Comprehensive income (loss)	190.5	253.2
Less: Comprehensive income attributable to the noncontrolling interest	0.1	0.2
Comprehensive income (loss) attributable to MCBC	$190.6	$253.4
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS) (UNAUDITED)

	As of
	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$836.3	$1,078.9
Accounts receivable, net	512.4	588.8
Other receivables, net	133.7	137.2
Inventories:
Finished, net	181.3	140.7
In process	19.0	15.3
Raw materials	46.7	41.8
Packaging materials, net	9.4	9.4
Total inventories, net	256.4	207.2
Other assets, net	108.7	94.0
Deferred tax assets	26.4	11.6
Discontinued operations	0.3	0.3
Total current assets	1,874.2	2,118.0
Properties, net	1,455.3	1,430.1
Goodwill	1,491.5	1,453.3
Other intangibles, net	4,682.8	4,586.0
Investment in MillerCoors	2,613.1	2,487.9
Deferred tax assets	128.5	149.9
Notes receivable, net	32.0	32.7
Other assets	158.8	165.9
Total assets	$12,436.2	$12,423.8
Liabilities and equity
Current liabilities:
Accounts payable	$205.6	$301.2
Accrued expenses and other liabilities	612.0	646.8
Derivative hedging instruments	11.4	107.6
Deferred tax liabilities	169.1	161.3
Current portion of long-term debt and short-term borrowings	48.2	46.9
Discontinued operations	13.7	13.4
Total current liabilities	1,060.0	1,277.2
Long-term debt	1,950.4	1,914.9
Pension and post-retirement benefits	708.1	697.5
Derivative hedging instruments	222.6	212.5
Deferred tax liabilities	474.9	455.6
Unrecognized tax benefits	79.9	76.4
Other liabilities	70.0	77.5
Discontinued operations	22.4	22.0
Total liabilities	4,588.3	4,733.6
Commitments and contingencies (Note 15)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, voting, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares at March 31, 2012 and December 31, 2011)	—	—
Class B common stock, non-voting, $0.01 par value per share (authorized: 500.0 shares; issued: 163.4 shares and 162.7 shares at March 31, 2012 and December 31, 2011, respectively)	1.6	1.6
Class A exchangeable shares, no par value (issued and outstanding: 2.9 shares at March 31, 2012 and December 31, 2011)	110.5	110.5
Class B exchangeable shares, no par value (issued and outstanding: 19.3 shares at March 31, 2012 and December 31, 2011)	724.8	724.8
Paid-in capital	3,598.7	3,572.1
Retained earnings	3,711.4	3,689.7
Accumulated other comprehensive income (loss)	(18.6)	(129.7)
Class B common stock held in treasury at cost (7.5 shares at March 31, 2012 and December 31, 2011)	(321.1)	(321.1)
Total Molson Coors Brewing Company stockholders' equity	7,807.3	7,647.9
Noncontrolling interests	40.6	42.3
Total equity	7,847.9	7,690.2
Total liabilities and equity	$12,436.2	$12,423.8
See notes to unaudited condensed consolidated financial statements.
MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$79.4	$82.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53.4	51.0
Amortization of debt issuance costs and discounts	5.6	5.3
Share-based compensation	4.8	8.3
Loss on sale or impairment of properties and intangibles	1.0	2.2
Deferred income taxes	4.3	1.5
Equity income in MillerCoors	(118.9)	(101.2)
Distributions from MillerCoors	118.9	101.2
Equity in net income of other unconsolidated affiliates	(0.1)	(3.2)
Distributions from other unconsolidated affiliates	11.8	6.5
Excess tax benefits from share-based compensation	(3.3)	(0.8)
Change in current assets and liabilities and other	(106.4)	(108.2)
(Gain) loss from discontinued operations	(0.1)	(0.3)
Net cash provided by operating activities	50.4	45.0
Cash flows from investing activities:
Additions to properties	(33.8)	(34.3)
Proceeds from sales of properties and intangible assets	0.8	1.2
Acquisition of businesses, net of cash acquired	—	(29.4)
Investment in MillerCoors	(236.0)	(277.2)
Return of capital from MillerCoors	124.6	177.5
Proceeds from settlements of derivative instruments	—	15.4
Payments on settlement of derivatives	(110.6)	—
Investment in and advances to an unconsolidated affiliate	(4.6)	—
Trade loan repayments from customers	3.8	3.7
Trade loans advanced to customers	(2.4)	(2.6)
Other	—	1.1
Net cash used in investing activities	(258.2)	(144.6)
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	19.7	4.3
Excess tax benefits from share-based compensation	3.3	0.8
Dividends paid	(57.8)	(52.1)
Dividends paid to noncontrolling interests holders	(1.7)	—
Payments on long-term debt and capital lease obligations	(0.1)	—
Proceeds from short-term borrowings	—	6.8
Payments on short-term borrowings	(10.8)	—
Net (payments) proceeds from revolving credit facilities	1.5	0.4
Change in overdraft balances and other	—	(10.3)
Net cash used in financing activities	(45.9)	(50.1)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(253.7)	(149.7)
Effect of foreign exchange rate changes on cash and cash equivalents	11.1	13.8
Balance at beginning of year	1,078.9	1,217.6
Balance at end of period	$836.3	$1,081.7
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its subsidiaries: Molson Coors Canada ("MCC"), operating in Canada; MillerCoors LLC ("MillerCoors") which is accounted for by us under the equity method of accounting, operating in the United States ("U.S."); Molson Coors Brewing Company (UK) Limited ("MCBC-UK"), operating in the United Kingdom ("U.K.") and the Republic of Ireland; Molson Coors International ("MCI") operating in various other countries; and our other non-operating subsidiaries as further described in Note 1 of the Notes to the Audited Consolidated Financial Statements ("Notes") included in our Annual Report on Form 10-K for the year ended December 31, 2011 ("Annual Report").
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
These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes included in our Annual Report. Our accounting policies did not change in the first quarter of 2012. The results of operations for the 13 week period ended March 31, 2012, are not necessarily indicative of the results that may be achieved for the full fiscal year.
We follow a 52/53 week fiscal reporting calendar. The first fiscal quarter of 2012 and 2011 consisted of the 13 weeks ended on March 31, 2012, and March 26, 2011, respectively. Fiscal year 2012 consists of the 52 weeks ending on December 29, 2012, and fiscal year 2011 consisted of the 53 weeks ended December 31, 2011.
Unless otherwise indicated, the first quarter of 2012 refers to the 13 weeks ended March 31, 2012, and the first quarter of 2011 refers to the 13 weeks ended March 26, 2011.
MillerCoors follows a monthly reporting calendar. The first quarter of 2012 refers to the three months ended March 31, 2012, and the first quarter of 2011 refers to the three months ended March 31, 2011.
Consistent with the disclosure in the Annual Report, these significant accounting policies include our treatment of the allowance for credit losses on our MCBC-UK trade loan portfolio. This allowance is maintained to provide for loan losses deemed to be probable related to specifically identified loans and for losses in the loan portfolio that have been incurred at the balance sheet date. We establish our allowance through a provision for loan losses charged against earnings and recorded in Marketing, general & administrative expenses. Loan balances that are written off are recorded against the allowance as a write-off. A rollforward of the allowance for the quarters ended March 31, 2012, and March 26, 2011, is as follows (in millions):

	As of
	March 31, 2012	March 26, 2011
Balance at beginning of the year	$6.2	$9.1
Addition charged to expense, net of recoveries	1.4	0.9
Write-offs	(0.6)	(0.5)
Foreign currency and other adjustments	—	0.3
Balance at end of first quarter	$7.0	$9.8
2. New Accounting Pronouncements
Adoption of New Accounting Pronouncements
Fair Value Measurement
In May 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to fair value measurement and disclosure requirements. The new guidance results in a consistent definition of fair value and convergence between U.S. GAAP and International Financial Reporting Standards ("IFRS") on both how to measure fair value and on what disclosures to provide about fair value measurements. The guidance was effective for our quarter ended March 31, 2012. The adoption of this guidance did not impact our financial position or results from operations.
Presentation of Other Comprehensive Income
In June 2011, the FASB issued authoritative guidance related to the presentation of other comprehensive income, which was later amended in December 2011. Upon adoption of the guidance, as amended, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance was effective for our quarter ended March 31, 2012. The adoption of this guidance was limited to a change in the presentation of our results, which we have elected to include as a separate Condensed Consolidated Statement of Comprehensive Income.
Testing Goodwill for Impairment
In September 2011, the FASB issued authoritative guidance related to goodwill impairment testing. The new guidance permits an entity to first assess qualitative factors to whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment tests performed for our fiscal years beginning January 1, 2012. The impact of this guidance does not have an impact on our financial position or results from operations.
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

3. Segment Reporting
Our reporting segments are based on the key geographic regions in which we operate and consist of Canada, the United States ("U.S."), the United Kingdom ("U.K.") and Molson Coors International ("MCI"). Corporate is not a segment and includes interest and certain other general and administrative costs that are not allocated to any of the operating segments.
The following table sets forth net sales by segment:

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011
	(In millions)
Canada	$402.3	$393.8
U.K.	263.4	274.7
MCI	28.1	21.6
Corporate	0.3	0.3
Eliminations(1)	(2.7)	—
Consolidated	$691.4	$690.4

(1)	Represents intersegment sales from the U.K. segment to the MCI segment.
Across each of our segments, no single customer accounted for more than 10% of our sales. Net sales represent sales to third-party external customers. Inter-segment sales revenues, other than sales to MillerCoors, are insignificant and eliminated in consolidation.
The following table sets forth income (loss) from continuing operations before income taxes by segment:

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011
	(In millions)
Canada	$43.9	$52.2
U.S.	118.9	101.2
U.K.	1.3	6.8
MCI	(8.6)	(7.5)
Corporate	(58.9)	(54.2)
Consolidated	$96.6	$98.5
The following table sets forth total assets by segment:

	As of
	March 31, 2012	December 31, 2011
	(In millions)
Canada	$6,394.2	$6,541.6
U.S.	2,613.1	2,487.9
U.K.	2,251.6	2,293.4
MCI	152.3	151.7
Corporate	1,024.7	948.9
Discontinued operations	0.3	0.3
Consolidated	$12,436.2	$12,423.8

4. Investments
Our investments include both equity method and consolidated investments. Those entities identified as variable interest entities ("VIEs") have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated Investments" below are those for which we have concluded that we are the primary beneficiary and accordingly, we consolidate these entities. We have not provided any financial support to any of our VIEs during the quarter that we were not previously contractually obligated to provide. Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation.
Equity Investments
Investment in MillerCoors
Summarized financial information for MillerCoors is as follows (in millions):
Condensed Balance Sheets

	As of
	March 31, 2012	December 31, 2011
Current assets	$997.4	$810.9
Non-current assets	8,881.2	8,861.7
Total assets	$9,878.6	$9,672.6
Current liabilities	$875.5	$922.7
Non-current liabilities	1,421.9	1,471.3
Total liabilities	2,297.4	2,394.0
Noncontrolling interests	42.1	36.7
Owners' equity	7,539.1	7,241.9
Total liabilities and equity	$9,878.6	$9,672.6
Results of Operations

	Three Months Ended
	March 31, 2012	March 31, 2011
Net sales	$1,759.8	$1,699.1
Cost of goods sold	(1,070.0)	(1,063.0)
Gross profit	$689.8	$636.1
Operating income	$279.0	$238.7
Net income attributable to MillerCoors	$275.3	$234.7
The following represents MCBC's proportional share in net income attributable to MillerCoors reported under the equity method:

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011
	(In millions, except percentages)
Net income attributable to MillerCoors	$275.3	$234.7
MCBC economic interest	42%	42%
MCBC proportionate share of MillerCoors net income	115.6	98.6
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(1)	0.4	2.4
Share-based compensation adjustment(2)	2.9	0.2
Equity income in MillerCoors	$118.9	$101.2

(1)
Our net investment in MillerCoors is based on the carrying values of the net assets contributed to the joint venture which is less than our proportional share of underlying equity (42%) of MillerCoors (contributed by both Coors Brewing Company ("CBC") and Miller Brewing Company ("Miller")) by approximately $588 million as of March 31, 2012. This difference, with the exception of goodwill and land, is being amortized as additional equity income over the remaining useful lives of the contributed long-lived amortizing assets. The current basis difference combined with the $35.0 million recorded in 2008 and 2009 related to differences resulting from accounting policy elections must be considered to reconcile MillerCoors equity to our investment in MillerCoors.

(2)
The net adjustment is to record all share-based compensation associated with pre-existing equity awards to be settled in Class B common stock held by former employees now employed by MillerCoors and to eliminate all share-based compensation impacts related to pre-existing SABMiller plc equity awards held by former Miller employees now employed by MillerCoors. As of the end of the second quarter of 2011, the share-based awards granted to former CBC employees now employed by MillerCoors became fully vested, as such; no further adjustments will be recorded related to these awards.

During the first quarter of 2012, we had $4.9 million of beer sales to MillerCoors and $2.3 million of beer purchases from MillerCoors. During the first quarter of 2011, we had $8.0 million of beer sales to MillerCoors and $2.5 million of beer purchases from MillerCoors. For the first quarter of 2012, we recorded $1.1 million of service agreement costs and other charges to MillerCoors and $0.2 million of service agreement costs from MillerCoors. For the first quarter of 2011, we recorded $1.4 million of service agreement and other charges to MillerCoors and $0.2 million of service agreement costs from MillerCoors.
As of March 31, 2012, and December 31, 2011, we had $7.0 million and $2.0 million of net receivables due from MillerCoors, respectively.
Consolidated Investments
The following summarizes the assets of our consolidated VIEs, including noncontrolling interests. None of our consolidated VIEs held debt as of March 31, 2012, or December 31, 2011.

	As of
	March 31, 2012	December 31, 2011
	Total assets
	(In millions)
Grolsch	$22.9	$20.4
Cobra U.K.	$32.7	$31.6
The following summarizes the results of operations of our consolidated VIEs (including noncontrolling interests).

	Thirteen Weeks Ended
	March 31, 2012		March 26, 2011
	Revenues	Pre-tax income	Revenues	Pre-tax income
	(In millions)
Grolsch(1)	$5.3	$0.8	$5.2	$0.7
Cobra U.K.	$8.2	$0.4	$8.3	$1.0

(1)	Substantially all such sales for Grolsch are made to us and as such, are eliminated in consolidation.
5. Share-Based Payments
During the first quarters of 2012 and 2011, we recognized share-based compensation expense related to the following Class B common stock awards to certain directors, officers and other eligible employees, pursuant to the Molson Coors Brewing Company Incentive Compensation Plan ("Incentive Compensation Plan"): restricted stock units ("RSU"), deferred stock units ("DSU"), performance units ("PU"), stock options and stock-only stock appreciation rights ("SOSAR").
The following table summarizes components of the share-based compensation expense:

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011
	(In millions)
Stock options and SOSARs
Pre-tax compensation expense	$1.8	$2.8
Tax benefit	(0.5)	(0.8)
After-tax compensation expense	$1.3	$2.0
RSUs and DSUs
Pre-tax compensation expense	$2.0	$2.3
Tax benefit	(0.6)	(0.5)
After-tax compensation expense	$1.4	$1.8
PUs
Pre-tax compensation expense	$1.0	$3.0
Tax benefit	(0.4)	(0.9)
After-tax compensation expense	$0.6	$2.1
Total after-tax compensation expense	$3.3	$5.9
During the first quarter of 2012, we granted 0.2 million stock options, 0.3 million RSUs and 0.7 million PUs, all of which were outstanding, other than an insignificant amount of cancellations, as of March 31, 2012.
The mark-to-market share-based compensation expense before tax, related to our share-based awards granted to former CBC employees now employed by MillerCoors, recorded during the first quarter of 2011, was a benefit of $0.2 million. We did not record an adjustment in the first quarter of 2012 as these awards were fully vested as of the end of the second quarter of 2011. No further adjustments will be recorded related to these awards. These amounts are included in the table above.
As of March 31, 2012, there was $34.5 million of total unrecognized pre-tax compensation expense related to non-vested shares from share-based compensation arrangements granted under the Incentive Compensation Plan. This compensation expense is expected to be recognized over a weighted-average period of approximately 1.6 years.
The following table represents the summary of stock options and SOSARs outstanding as of March 31, 2012, and the activity during the first quarter of 2012:

	Outstanding options	Weighted-average exercise price per share	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2011	7.1	$38.69	4.31	$43.1
Granted	0.2	$42.80
Exercised	(0.7)	$29.80
Forfeited	—	$43.53
Outstanding as of March 31, 2012	6.6	$39.70	4.59	$42.8
Exercisable at March 31, 2012	5.6	$39.09	3.96	$41.0
The total intrinsic value of options exercised during the first quarter of 2012 and 2011 was $9.4 million and $1.5 million, respectively. During the first quarter of 2012, cash received from stock option exercises was $19.7 million and the total net tax benefit to be realized for the tax deductions from these option exercises was $3.3 million.
The following table represents non-vested RSUs, DSUs and PUs as of March 31, 2012, and the activity during the first quarter of 2012:

	RSUs and DSUs		PUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)		(In millions, except per unit amounts)
Non-vested as of December 31, 2011	0.6	$43.35	2.0	$11.67
Granted	0.3	$42.80	0.7	$14.35
Vested	—	$43.31	—	$—
Forfeited	—	$43.26	(0.1)	$11.05
Non-vested as of March 31, 2012	0.9	$43.19	2.6	$11.03
The fair value of each option granted in the first quarter of 2012 and 2011, respectively, was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011
Risk-free interest rate	1.56%	2.55%
Dividend yield	2.98%	2.52%
Volatility range	25.80%-27.56%	25.26%-28.11%
Weighted-average volatility	25.84%	26.37%
Expected term (years)	4.0-7.7	4.0-7.7
Weighted-average fair market value	$8.18	$9.66
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
As of March 31, 2012, there were 3.2 million shares of our Class B common stock available for the issuance of stock options, SOSARs, RSUs, DSUs, PUs and performance share units under the Incentive Compensation Plan.

6. Special Items
We have incurred charges or recognized gains that we believe are not indicative of our normal, core operations. As such, we have separately classified these amounts as special operating items.
Summary of Special Items
The table below summarizes special items recorded by segment:

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011
	(In millions)
Employee related charges
Restructuring
Canada	$1.6	$—
U.K.	1.8	0.3
Corporate	1.1	—
Special termination benefits
Canada(1)	0.5	2.8
Unusual or infrequent items
Canada - Flood insurance reimbursement(2)	—	(0.6)
U.K. - Release of non-income-related tax reserve(3)	(3.5)	(2.5)
Total Special items, net	$1.5	$—

(1)
During the first quarters of 2012 and 2011, we recognized charges related to special termination benefits as eligible employees elected early retirement offered as a result of the Montreal Brewery and Distribution group's ratification of a Collective Bargaining Agreement with MCC in the first quarter of 2011.

(2)	During 2011, we incurred expenses related to flood damages at our Toronto offices, which was partially offset by insurance proceeds.

(3)
During 2009, we established a non-income-related tax reserve of $10.4 million that was recorded as a Special item. Our estimates indicated a range of possible loss relative to this reserve of zero to $22.3 million, inclusive of potential penalties and interest. The amounts recorded in 2012 and 2011 represent a release of a portion of this reserve as a result of a change in estimate.

The table below summarizes the activity in the restructuring accruals:

	Restructuring charges
	Canada	U.K.	Corporate	Total
	(In millions)
Balance at December 31, 2011	$0.1	$1.8	$—	$1.9
Charges incurred	1.6	1.8	1.1	4.5
Payments made	—	(1.1)	—	(1.1)
Foreign currency and other adjustments	(0.1)	(0.3)	—	(0.4)
Balance at March 31, 2012	$1.6	$2.2	$1.1	$4.9

7. Other Income and Expense
The table below summarizes other income and expense:

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011
	(In millions)
Gain (loss) from Foster's total return swap and related financial instruments(1)	$—	$0.8
Gain (loss) from other foreign exchange and derivative activity	(1.7)	(0.7)
Environmental reserve	—	(0.2)
Other, net	0.3	(0.6)
Other income (expense), net	$(1.4)	$(0.7)

(1)	During January 2011, we settled our remaining Foster's Group Limited's ("Fosters") total return swap and related financial instruments.
8. Discontinued Operations
In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In the first quarters of 2012 and 2011, we recognized gains of $0.1 million and $0.3 million, respectively, from discontinued operations associated with foreign exchange gains and losses related to indemnities we provided to FEMSA with regard to contingent tax and other liabilities. See further discussion in Note 15, "Commitments and Contingencies".
As of March 31, 2012, and December 31, 2011, included in current assets of discontinued operations on the balance sheet are $0.3 million of deferred tax assets associated with these indemnity liabilities. Current liabilities of discontinued operations include current legal reserves of $4.9 million and $4.8 million as of March 31, 2012 and December 31, 2011, respectively.
9. Income Tax
Our effective tax rates for the first quarters of 2012 and 2011 were approximately 18% and 16%, respectively.
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
As of December 31, 2011, we had $70.7 million of uncertain tax benefits. Since December 31, 2011, uncertain tax benefits increased by $5.6 million. This addition is net of increases due to additional uncertain tax benefits and interest accrued for the current year and decreases primarily due to fluctuation in foreign exchange rates, certain tax positions closing or being effectively settled, and payments made to tax authorities with regard to uncertain tax benefits during the first quarter of 2012. This results in a total uncertain tax benefit of $76.3 million as of March 31, 2012.
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
10. Earnings Per Share ("EPS")
Basic net income per share was computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the additional dilutive effect of our potentially dilutive securities, which include stock options, SOSARs, RSUs, PUs, and DSUs. The dilutive effects of our potentially dilutive securities are calculated using the treasury stock method. Diluted income per share could also be impacted by our convertible debt and related warrants outstanding if they were in the money.
The following summarizes the effect of dilutive securities on diluted EPS:

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011
	(In millions)
Amounts attributable to MCBC
Net income (loss) from continuing operations	$79.4	$82.6
Income (loss) from discontinued operations, net of tax	0.1	0.3
Net income (loss) attributable to MCBC	$79.5	$82.9
Weighted average shares for basic EPS	180.3	186.9
Effect of dilutive securities:
Options and SOSARs	0.8	1.0
RSUs, PUs and DSUs	0.6	0.8
Weighted average shares for diluted EPS	181.7	188.7
Basic net income (loss) per share:
Continuing operations attributable to MCBC	$0.44	$0.44
Discontinued operations attributable to MCBC	—	—
Net income attributable to MCBC	$0.44	$0.44
Diluted net income (loss) per share:
Continuing operations attributable to MCBC	$0.44	$0.44
Discontinued operations attributable to MCBC	—	—
Net income attributable to MCBC	$0.44	$0.44
Dividends declared and paid per share	$0.32	$0.28
The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on diluted earnings per share:

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011
	(In millions)
Stock options, SOSARs and RSUs(1)	0.8	0.4
Shares of Class B common stock issuable upon assumed conversion of the 2.5% Convertible Senior Notes(2)	10.9	10.5
Warrants to issue shares of Class B common stock(2)	10.9	10.5
	22.6	21.4

(1)
Exercise prices exceed the average market price of the common shares or are anti-dilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method.

(2)
We issued $575 million of senior convertible notes in June 2007. The impact of a net share settlement of the conversion amount at maturity will begin to dilute earnings per share if and when our stock price reaches $52.79. The impact of stock that could be issued to settle share obligations we could have under the warrants we issued simultaneously with the convertible notes issuance will begin to dilute earnings per share when our stock price reaches $67.57. The potential receipt of MCBC stock from counterparties under our purchased call options when and if our stock price is between $52.79 and $67.57 would be anti-dilutive and excluded from any calculations of earnings per share.

We have no outstanding equity share awards that contain non-forfeitable rights to dividends on unvested shares.

11. Goodwill and Intangible Assets
The following summarizes the change in goodwill for the first quarter of 2012 (in millions):

Balance at December 31, 2011	$1,453.3
Business acquisitions	—
Foreign currency translation	37.8
Purchase price adjustment	0.4
Balance at March 31, 2012	$1,491.5
Goodwill was attributed to our segments as follows:

	As of
	March 31, 2012	December 31, 2011
	(In millions)
Canada	$705.0	$689.5
United Kingdom	768.1	746.1
MCI	18.4	17.7
Consolidated	$1,491.5	$1,453.3
The following table presents details of our intangible assets, other than goodwill, as of March 31, 2012:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$326.0	$(188.4)	$137.6
Distribution rights	2 - 23	350.0	(243.2)	106.8
Patents and technology and distribution channels	3 - 10	35.0	(30.6)	4.4
Land use rights and other	2 - 42	6.5	(0.9)	5.6
Intangible assets not subject to amortization:
Brands	Indefinite	3,399.9	—	3,399.9
Distribution networks	Indefinite	1,012.9	—	1,012.9
Other	Indefinite	15.6	—	15.6
Total		$5,145.9	$(463.1)	$4,682.8

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2011:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$316.9	$(179.0)	$137.9
Distribution rights	2 - 23	342.0	(234.0)	108.0
Patents and technology and distribution channels	3 - 10	34.9	(28.9)	6.0
Land use rights and other	2 - 42	6.5	(0.8)	5.7
Intangible assets not subject to amortization:
Brands	Indefinite	3,322.4	—	3,322.4
Distribution networks	Indefinite	990.5	—	990.5
Other	Indefinite	15.5	—	15.5
Total		$5,028.7	$(442.7)	$4,586.0
The changes in the gross carrying amounts of intangibles from December 31, 2011, to March 31, 2012, are due to the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies.
Based on foreign exchange rates as of March 31, 2012, the following is our estimated amortization expense related to intangible assets for the next five years:

Amount
(In millions)
2012 - remaining	$26.3
2013	$34.8
2014	$34.7
2015	$32.1
2016	$32.1
Amortization expense of intangible assets was $9.3 million and $9.8 million for the first quarter of 2012 and 2011, respectively.
We are required to perform goodwill and indefinite-lived intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. We performed the required annual impairment testing as of June 26, 2011, and determined that there were no impairments of goodwill or other indefinite-lived intangible assets.

Through our annual impairment testing in 2011, we determined that the fair value of our China reporting unit, included in MCI, was not significantly in excess of its carrying value (of which $9.6 million is goodwill as of March 31, 2012). Since its inception, the performance of MC Si'hai (included in our China reporting unit) has not met our expectations due to delays in executing our business plans. As a result, the fair value of our China reporting unit only exceeded its carrying value by 4%. We continue to work at resolving the delays in executing our business plans, including ongoing discussions with the JV partner intended to overcome these difficulties. While there have not been events or changes in circumstances since our annual impairment testing in 2011 that would more likely than not reduce the China reporting unit fair value below its carrying value, we will continue to monitor the progress of these negotiations and discussions with our JV partner. There is no assurance that our efforts will be successful and, as a result, we may be required to record a goodwill impairment charge in the future related to the China reporting unit of up to $9.6 million.

Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the first quarter of 2012.

12. Debt
Our total long-term borrowings as of March 31, 2012, and December 31, 2011, were composed of the following:

	As of
	March 31, 2012	December 31, 2011
	(In millions)
Senior notes:
$850 million 6.375% notes due 2012	$44.6	$44.6
Canadian Dollar ("CAD") 900 million 5.0% notes due 2015	901.2	881.2
$575 million 2.5% convertible notes due 2013(1)(2)	575.0	575.0
CAD 500 million 3.95% Series A notes due 2017	500.7	489.6
Credit facility(3)	—	—
Less: unamortized debt discounts and other(2)	(26.5)	(30.8)
Total long-term debt (including current portion)	1,995.0	1,959.6
Less: current portion of long-term debt	(44.6)	(44.7)
Total long-term debt	$1,950.4	$1,914.9
Total fair value(4)	$2,126.1	$2,133.6

(1)
The original conversion price for each $1,000 aggregate principal amount of notes was $54.76 per share of our Class B common stock, which represented a 25% premium above the stock price on the day of issuance of the notes and corresponded to the initial conversion ratio of 18.263 shares per each $1,000 aggregate principal amount of notes. The conversion ratio and conversion price are subject to adjustments for certain events and provisions, as defined in the indenture. As of March 2012, our conversion price and ratio are $52.79 and 18.9441 shares, respectively. Currently, the convertible debt's if-converted value does not exceed the principal.

(2)
During the first quarters of 2012 and 2011, we incurred additional non-cash interest expense of $4.5 million and $4.3 million, respectively. We also incurred interest expense related to the 2.5% convertible coupon rate of $3.7 million during the first quarter of 2012, and $3.6 million during the first quarter of 2011. The combination of non-cash and cash interest resulted in an effective interest rate of 5.91% and 5.97% for the first quarters of 2012 and 2011, respectively. In relation to this issuance, paid in capital in the equity section of our balance sheet includes $103.9 million, ($64.2 million net of tax), representing the equity component of the convertible debt. Further, as of March 31, 2012, and December 31, 2011, $24.4 million and $28.9 million, respectively, of the unamortized debt discount and other balance relates to our $575 million convertible debt. We expect to record additional non-cash interest expense of approximately $14 million in 2012 and $11 million in 2013, thereby increasing the carrying value of the convertible debt to its $575 million face value at maturity in July 2013. The remaining $2.1 million and $1.9 million as of March 31, 2012, and December 31, 2011, respectively, relates to unamortized debt premiums, discounts, and other on the additional debt balances.

(3)
During the second quarter of 2011, we terminated our $750 million revolving multicurrency bank credit facility, which was scheduled to expire in August 2011. Additionally, in connection with this termination, we entered into an agreement for a 4-year revolving multicurrency credit facility of $400 million, which provides a $100 million sub-facility available for the issuance of letters of credit. We incurred $2.2 million of issuance costs and up-front fees related to this agreement, which are being amortized over the term of the facility. There were no outstanding borrowings on the $400 million credit facility as of March 31, 2012.

(4)
We utilize market approaches to estimate the fair value of our outstanding long-term borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of March 31, 2012, and December 31, 2011, the fair value of our outstanding long-term debt was $2,126.1 million and $2,133.6 million, respectively. Our convertible notes are valued based on quoted prices in active markets and would be classified as Level 1 in the fair value hierarchy. These notes had a fair value of $603.2 million and $608.5 million, as of March 31, 2012 and December 31, 2011, respectively. All other debt is valued based on significant other observable inputs and would be classified as Level 2 in the fair value hierarchy. These instruments had a fair value of $1,522.9 million and $1,525.1 million, as of March 31, 2012 and December 31, 2011, respectively.

Our short-term borrowings at March 31, 2012, and December 31, 2011, were $3.6 million and $2.2 million, respectively.
Under the terms of some of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions. As of March 31, 2012, we were in compliance with all of these restrictions.
On April 3, 2012, we entered into a sale and purchase agreement to purchase all of the issued share capital of StarBev Holdings S.à r.l. (including its subsidiaries, "StarBev"). In connection with the obligation to pay the purchase price, we have entered into new credit arrangements and issued new senior notes. See further discussion in Note 17, "Subsequent Events."
13. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented in Notes 1 and 18 of the Notes included in our Annual Report and did not significantly change during the first quarter of 2012.
Significant Derivative/Hedge Positions
Cross Currency Swaps
We historically designated the cross currency swap contracts as cash flow hedges of the variability of cash flows related to British Pound ("GBP") denominated principal and interest payments on intercompany notes of GBP 530 million. In September 2011, we cash settled approximately 25% of our GBP 530 million/$774 million and CAD 1.2 billion/GBP 530 million cross currency swaps. As a result of the settlement, we extinguished $98.7 million of the outstanding liability. Simultaneously with the settlement of the swaps, we paid down an equal portion of the outstanding principal of the intercompany notes in the amount of GBP 132 million.
In October 2011, we simultaneously extended both the terms of approximately half of the original intercompany notes and cross currency swaps, such that the new maturities are March 2014. The remaining approximate 25% was left unadjusted and continued to be due in May 2012. Following this extension, in November 2011, we dedesignated all of the remaining swaps as cash flow hedges and designated the aggregate swaps as a net investment hedge of our Canadian business.
In March 2012, we cash settled the remaining approximate 25% of our original cross currency swaps that was not refinanced in October 2011 as discussed above. As a result of the settlement, we extinguished $110.6 million of the outstanding liability, resulting in a net liability of $220.1 million classified as non-current at March 31, 2012.
Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk. As of March 31, 2012, and December 31, 2011, these adjustments resulted in deferred net gains in AOCI of $1.1 million and $1.1 million, respectively, as the fair value of our derivatives were in net liability positions at both period ends.
The table below summarizes our derivative assets and liabilities that were measured at fair value as of March 31, 2012, and December 31, 2011.

		March 31, 2012
	Total at March 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(220.1)	$—	$(220.1)	$—
Foreign currency forwards	(4.4)	—	(4.4)	—
Commodity swaps	(5.3)	—	(5.3)	—
Total	$(229.8)	$—	$(229.8)	$—

		December 31, 2011
	Total at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(311.9)	$—	$(311.9)	$—
Foreign currency forwards	2.2	—	2.2	—
Commodity swaps	(6.9)	—	(6.9)	—
Total	$(316.6)	$—	$(316.6)	$—
During 2011, we settled all of our option contracts that were classified as Level 3. As of March 31, 2012, we had no significant transfers between Level 1 and 2. New derivative contracts transacted during the first quarter of 2012 are all included in Level 2.
Results of Period Derivative Activity
The tables below include the year to date results of our derivative activity in the Condensed Consolidated Balance Sheets as of March 31, 2012, and December 31, 2011, and the Condensed Consolidated Statements of Operations for the quarters ended March 31, 2012, and March 26, 2011.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheet (in millions, except for certain commodity swaps with notional amounts measured in Metric Tonnes, as noted)

	March 31, 2012
			Asset derivatives		Liability derivatives
	Notional amount		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	CAD	601.3	Other current assets	$—	Current derivative hedging instruments	$—
			Other assets	—	Long term derivative hedging instruments	(220.1)
Foreign currency forwards	USD	440.2	Other current assets	1.5	Current derivative hedging instruments	(6.0)
			Other assets	2.1	Long term derivative hedging instruments	(2.0)
Commodity swaps	Gigajoules	1.3	Other current assets	0.5	Current derivative hedging instruments	(1.4)
			Other assets	0.1	Long term derivative hedging instruments	(0.3)
Total derivatives designated as hedging instruments				$4.2		$(229.8)
Derivatives not designated as hedging instruments:
Aluminum swaps	Metric tonnes (actual)	7,750.0	Other current assets	$—	Current derivative hedging instruments	$(3.4)
			Other assets	—	Long term derivative hedging instruments	—
Diesel swaps	Metric tonnes (actual)	8,050.0	Other current assets	—	Current derivative hedging instruments	(0.6)
			Other assets	—	Long term derivative hedging instruments	(0.2)
Total derivatives not designated as hedging instruments				$—		$(4.2)

	December 31, 2011
			Asset derivatives		Liability derivatives
	Notional amount		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	CAD	901.3	Other current assets	$—	Current derivative hedging instruments	$(103.2)
			Other assets	—	Long term derivative hedging instruments	(208.7)
Foreign currency forwards	USD	464.6	Other current assets	—	Current derivative hedging instruments	(1.3)
			Other assets	3.4	Long term derivative hedging instruments	—
Commodity swaps	Gigajoules	2.2	Other current assets	—	Current derivative hedging instruments	(1.8)
			Other assets	—	Long term derivative hedging instruments	(0.5)
Total derivatives designated as hedging instruments				$3.4		$(315.5)
Derivatives not designated as hedging instruments:
Aluminum swaps	Metric tonnes (actual)	8,825.0	Other current assets	$—	Current derivative hedging instruments	$(1.3)
			Other assets	—	Long term derivative hedging instruments	(3.3)
Diesel swaps	Metric tonnes (actual)	9,668.0	Other current assets	0.1	Current derivative hedging instruments	—
Total derivatives not designated as hedging instruments				$0.1		$(4.6)
MCBC allocates the current and non-current portion of each contract to the corresponding derivative account above.
The following summarizes the change in derivative related Accumulated other comprehensive income within the Condensed Consolidated Balance Sheet for the first quarter of 2012 (in millions):

Balance at December 31, 2011	$1.7
Unrealized gain (loss) on derivative instruments	(27.2)
Reclassification adjustment on derivative instruments	2.4
Tax benefit (expense)	8.8
Balance at March 31, 2012	$(14.3)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (in millions)

For the Thirteen Weeks Ended March 31, 2012
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	—	Interest expense, net	(0.4)	Interest expense, net	—
Foreign currency forwards	8.0	Other income (expense), net	(0.6)	Other income (expense), net	—
		Cost of goods sold	(1.1)	Cost of goods sold	—
Commodity swaps	(1.3)	Cost of goods sold	(0.3)	Cost of goods sold	—
Total	$6.7		$(2.4)		$—

For the Thirteen Weeks Ended March 31, 2012
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency contracts	$20.5	Other income (expense), net	$—	Other income (expense), net	$—
Total	$20.5		$—		$—
Note: Amounts recognized in AOCI related to cash flow and net investment hedges are presented gross of taxes
During the period we recorded no significant ineffectiveness related to these cash flow and net investment hedges.

For the Thirteen Weeks Ended March 26, 2011
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps(1)	$(3.1)	Other income (expense), net	$(23.5)	Other income (expense), net	$—
		Interest expense, net	(3.4)	Interest expense, net	—
Forward starting interest rate swaps	0.3	Interest expense, net	(0.3)	Interest expense, net	—
Foreign currency forwards	(8.7)	Other income (expense), net	(1.7)	Other income (expense), net	—
		Cost of goods sold	(2.4)	Cost of goods sold	—
Commodity swaps	3.9	Cost of goods sold	0.2	Cost of goods sold	—
Total	$(7.6)		$(31.1)		$—
Note: Amounts recognized in AOCI are presented gross of taxes

(1)
The foreign exchange gain (loss) component of these cross currency swaps is offset by the corresponding gain (loss) on the hedged forecasted transactions in Other income (expense), net and Interest expense, net.

During the period we recorded no significant ineffectiveness related to these cash flow hedges.
We expect net losses of approximately $5.8 million (pre-tax) recorded in AOCI at March 31, 2012 will be reclassified into earnings within the next 12 months. The maximum length of time over which forecasted transactions are hedged is three years, and such transactions relate to foreign exchange, interest rate and commodity exposures.
Other Derivatives (in millions)

For the Thirteen Weeks Ended March 31, 2012
Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Commodity swaps	Cost of goods sold	$0.1
		$0.1

For the Thirteen Weeks Ended March 26, 2011
Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Cash settled total return swaps	Other income (expense), net	$(0.6)
Option contracts	Other income (expense), net	1.5
Foreign currency forwards	Other income (expense), net	(0.1)
		$0.8

14. Pension and Other Postretirement Benefits
We sponsor defined benefit retirement plans in Canada and the U.K. Additionally, we offer other postretirement benefits to the majority of our Canadian and U.S. employees. The net periodic pension costs under retirement plans and other postretirement benefits were as follows:

	Thirteen Weeks Ended March 31, 2012
	Canada plans	U.S. plans	U.K. plan	MCI	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$4.1	$—	$—	$0.1	$4.2
Interest cost	16.6	—	24.5	—	41.1
Expected return on plan assets	(15.3)	—	(28.2)	—	(43.5)
Amortization of prior service cost	0.2	—	—	—	0.2
Amortization of net actuarial loss	5.4	—	4.4	—	9.8
Less expected participant contributions	(0.4)	—	—	—	(0.4)
Net periodic pension cost (benefit)	$10.6	$—	$0.7	$0.1	$11.4
Other Postretirement Benefits
Service cost—benefits earned during the period	$0.6	$0.1	$—	$—	$0.7
Interest cost on projected benefit obligation	2.0	—	—	—	2.0
Amortization of prior service cost (gain)	(0.9)	—	—	—	(0.9)
Amortization of net actuarial loss (gain)	(0.1)	—	—	—	(0.1)
Net periodic postretirement benefit cost	$1.6	$0.1	$—	$—	$1.7

	Thirteen Weeks Ended March 26, 2011
	Canada plans	U.S. plans	U.K. plan	MCI	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$4.7	$—	$—	$—	$4.7
Interest cost	18.1	0.1	26.9	—	45.1
Expected return on plan assets	(18.6)	—	(31.2)	—	(49.8)
Amortization of prior service cost	0.2	—	—	—	0.2
Amortization of net actuarial loss	2.3	—	2.7	—	5.0
Less expected participant contributions	(0.4)	—	—	—	(0.4)
Special termination of benefits	—	—	—	—	—
Net periodic pension cost (benefit)	$6.3	$0.1	$(1.6)	$—	$4.8
Other Postretirement Benefits
Service cost—benefits earned during the period	$0.5	$0.1	$—	—	$0.6
Interest cost on projected benefit obligation	1.9	—	—	—	1.9
Amortization of prior service cost (gain)	(0.9)	—	—	—	(0.9)
Amortization of net actuarial loss	(0.9)	—	—	—	(0.9)
Net periodic postretirement benefit cost	$0.6	$0.1	$—	$—	$0.7
During the first quarter of 2012, employer contributions to the defined benefit plans for Canada and MCI were $7.5 million and $0.4 million, respectively. There were no contributions to the U.K. plan during the first quarter of 2012. Expected total fiscal year 2012 employer contributions to the Canada, U.K. and MCI defined benefit plans are approximately $60.0 million. MillerCoors, Brewers' Retail, Inc. ("BRI") and Brewers' Distributor Limited ("BDL") contributions to their defined benefit pension and other postretirement benefit plans are not included here, as they are not consolidated in our financial statements.
15. Commitments and Contingencies
Kaiser
As discussed in Note 8, "Discontinued Operations," we sold our entire equity interest in Kaiser during 2006 to FEMSA. The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. We provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. We generally classify such purchased tax credits into two categories.
During 2010, we reached a settlement agreement with FEMSA for the entirety of our indemnity obligations corresponding to the principal, penalties, interest and attorney's fees owed by Kaiser for the first category of purchased credits. This favorable settlement involved a cash payment of $96.0 million, and eliminated $284.5 million of maximum potential tax claims, of which $131.2 million of indemnity liabilities were accrued on our balance sheet at December 26, 2009. The payment was made in the second quarter of 2010. The maximum potential claims amount remaining for the second category of purchased tax credits (which we believe present less risk than the first category) was $242.2 million as of March 31, 2012. As of March 31, 2012, our total estimate of the indemnity liability was $21.9 million, $8.8 million of which was classified as a current liability and $13.1 million of which was classified as non-current.
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
Additionally, we also provided FEMSA with indemnity related to all other tax, civil, and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded and disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. As a result of these contract provisions, our estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs arising from the federal or any of the various state governments in Brazil. The recorded value of the tax, civil, and labor indemnity liability was $9.3 million as of March 31, 2012, which is classified as non-current.
Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control. The sale agreement requires annual cash settlements relating to the tax, civil, and labor indemnities. Indemnity obligations related to purchased tax credits must be settled upon notification of FEMSA's settlement. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have been recorded to date, and additional future adjustments may be required. These liabilities are denominated in Brazilian Reais and are therefore subject to foreign exchange gains or losses, which are recognized in the discontinued operations section of the statement of operations.
The table below provides a summary of reserves associated with the Kaiser indemnity obligations from December 31, 2011, through March 31, 2012:

	Indemnity Obligations
	Purchased tax credits indemnity reserve	Tax, civil and labor indemnity reserve	Total indemnity reserves
	(In millions)
Balance at December 31, 2011	$21.5	$9.1	$30.6
Changes in estimates	—	—	—
Foreign exchange transaction impact	0.4	0.2	0.6
Balance at March 31, 2012	$21.9	$9.3	$31.2
Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. We guaranteed our respective share of the indebtedness of BRI related to its CAD 200 million debt which was settled at maturity on June 15, 2011, at which time we were released from our guarantee. The funding from this settlement was from a new short-term loan maturing in June 2012 for which we became a guarantor and a separate guarantee liability was recorded. Due to the structure of the new BRI debt agreement and related guarantees, our liability was reduced which resulted in a corresponding gain in Special items, net of $2.0 million in the second quarter of 2011. In September 2011, we made a $93.6 million capital contribution to BRI. BRI used these funds, along with the capital contributions received from its other shareholders, to repay its CAD 200 million debt. Accordingly, we were released from our guarantee of this debt resulting in the complete elimination of our guarantee liability.
Rocky Mountain Metal Container ("RMMC"), a Colorado limited liability company, is a joint venture with Ball Corporation in which MillerCoors holds and consolidates a 50% interest. RMMC produces cans and ends for MillerCoors. Prior to the formation of MillerCoors on July 1, 2008, we held the 50% interest in RMMC and consolidated the results and financial position of RMMC. As of December 25, 2010, we guaranteed $29.6 million of RMMC debt. As of December 31, 2011, MillerCoors had refinanced $16.0 million of this debt and, and as a result of this refinancing, we were released from our guarantee of this debt. We continue to guarantee $9.1 million of RMMC debt as of March 31, 2012.
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
Related to guarantees, Other liabilities in the accompanying Condensed Consolidated Balance Sheets include $6.2 million as of March 31, 2012, which is non-current; and $6.1 million as of December 31, 2011, which is non-current.
Litigation and Other Disputes
In 1999, Molson entered into an agreement for the distribution of Molson products in Brazil. In 2000, before commencing that business, Molson terminated the distribution agreement and paid the distributor $150,000 in settlement. The distributor then sued Molson to set aside the settlement and to seek additional compensation. The Appellate Court of the State of Rio de Janeiro ("Appellate Court") set aside the settlement agreement and determined that Molson was liable to the distributor, with the amount of damages to be determined through subsequent proceedings. An appeal of the liability decision is currently pending before the Brazilian Superior Court of Justice, which allowed Molson's appeal during the fourth quarter of fiscal year 2009 and agreed to hear the merits of Molson's appeal. With respect to damages, the case was remanded to a Rio de Janeiro trial court to determine the amount of damages. The trial court retained an expert who provided a report adopting the position of the distributor and recommended damages based on a business plan that was never implemented. Molson challenged the irregularity of the expert process, the impartiality of the expert, as well as the report's specific recommendation. The trial court denied Molson's challenges. Molson filed an appeal before the Appellate Court regarding these procedural irregularities, which was denied during the fourth quarter of fiscal year 2009. Following the trial court's procedural ruling during the third quarter of 2009, that court handed down a decision in the distributor's favor granting the full amount of the lost anticipated profits alleged by the distributor, approximately $42 million, plus attorney's fees and interest to accrue from the termination of the distribution agreement. Molson appealed the judgment to the Appellate Court. During the fourth quarter of 2009, the Appellate Court directed the court-retained expert to explain the basis for his damages calculation. During the first quarter of 2010, the Appellate Court granted Molson's appeal and vacated the $42 million judgment. The Appellate Court remanded the proceeding to the trial court and ordered that court to select a different expert. The Appellate Court furthermore directed the trial court to use specific criteria in setting damages, the effect of which should be to substantially reduce the award. Molson sought clarification as to the precise criteria to be used. In late April 2010, the Appellate Court denied Molson's motion for clarification, but limited the accrual of interest in this matter. In mid October 2010, the Appellate Court denied the distributor's motion to set aside the vacation of the $42 million judgment. In July 2011, the trial court selected a new expert who is beginning to formulate a new calculation of damages. We have accrued $4.9 million, which represents our probable and estimable loss as of March 31, 2012. Subsequent to the end of the first quarter of 2012, we entered into settlement negotiations with the distributor and have agreed in principle to settle this litigation for approximately $7.1 million, including legal fees. We anticipate finalizing this settlement during the second quarter of 2012.
On February 9, 2012, the Oglala Sioux Tribe ("OST") of South Dakota filed a lawsuit in federal district court in Nebraska against four beer retailers in Whiteclay, Nebraska, and the distributors and brewers, including MillerCoors (and its parents, which include us), who make and distribute the beer sold at those retailers. Whiteclay, Nebraska, is across the state border from the Pine Ridge Indian Reservation ("PRIR") in South Dakota, where the OST resides. The sale and consumption of beer is prohibited in the PRIR. The complaint was amended on February 17, 2012. The amended complaint alleges that the manufacturing and distributor defendants acted in concert with the retailers to promote and sell beer that they knew would be transported to and eventually resold and consumed in the PRIR, and that these sales of beer were illegal under federal law and the laws of Nebraska and the OST. The amended complaint also seeks injunctive relief limiting the amount of beer sold by the retailers in Whiteclay. During the first quarter of 2012, MCBC was voluntarily dismissed from the lawsuit by the OST without prejudice to the rights of the OST, if any, to bring future claims against MCBC. MillerCoors remains a party to the lawsuit.
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
The assumptions used are as follows:

•	trust management costs are included in projections with regard to the $120 million threshold, but are expensed only as incurred;

•	income taxes, which we believe are not an included cost, are excluded from projections with regard to the $120 million threshold;

•	a 2.5% inflation rate for future costs; and

•	certain operations and maintenance costs were discounted using a 1.69% risk-free rate of return.
Based on these assumptions, the present value and gross amount of the costs at March 31, 2012, are approximately $4.3 million and $7.8 million, respectively. Accordingly, we believe that the existing liability of $6.2 million is adequate as of March 31, 2012. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.
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
During the third quarter of 2008, we were notified by the EPA that we are a PRP, along with others, at the East Rutherford and Berry's Creek sites in New Jersey. Certain former non-beer business operations, which we discontinued and sold in the mid-1990s, were involved at this site. We have accrued $3.8 million, which represents our estimable loss at this time. Potential losses associated with the Berry's Creek site could increase as remediation planning progresses.
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
United Kingdom
We are subject to the requirements of government and local environmental and occupational health and safety laws and regulations. Compliance with these laws and regulations did not materially affect our first quarter 2012 capital expenditures, results from operations or our financial or competitive position, and we do not anticipate that they will do so during the remainder of the year.
16. Supplemental Guarantor Information
        For purposes of this Note 16, including the tables, "Parent Guarantor and 2007 Issuer" shall mean MCBC and "2002 Issuer" shall mean CBC.
SEC Registered Securities
On May 7, 2002, CBC completed a public offering of $850 million principal amount of 6.375% senior notes due 2012. As of March 31, 2012, $44.6 million remain outstanding and are guaranteed on a senior and unsecured basis by MCBC and certain U.S. and Canadian subsidiaries of MCBC, including Molson Canada 2005 (collectively, the "Subsidiary Guarantors"). The guarantees are full and unconditional and joint and several.
On June 15, 2007, MCBC issued $575 million of 2.5% convertible senior notes due July 30, 2013, in a registered public offering (see Note 12, "Debt"). The convertible notes are guaranteed on a senior unsecured basis by CBC and the Subsidiary Guarantors. The guarantees are full and unconditional and joint and several.
On May 3, 2012, MCBC completed a public offering of $1.9 billion of senior notes consisting of $300 million 2.0% senior notes due 2017, $500 million 3.5% senior notes due 2022, and $1.1 billion 5.0% senior notes due 2042. These senior notes are guaranteed on a senior unsecured basis by CBC and the Subsidiary Guarantors - as well as the addition of three new guarantors, specifically, Molson Coors Brewing Company (UK) Limited (our primary U.K. operating entity), Golden Acquisition, and Molson Coors Holdings Limited. The guarantees are full and unconditional and joint and several. As noted below, under "Presentation - As recast for debt offering", the addition of these entities as guarantors of this debt also required the simultaneous addition of these entities on our existing senior unsecured notes. This will result in a change to the presentation of our guarantor financial statements to include the U.K. operating results as a guarantor on all future filings as well as on the historical presentation. See Note 17, "Subsequent Events" for further discussion of the senior notes issuance.
Other Debt
On September 22, 2005, MC Capital Finance ULC ("MC Capital Finance") issued $1.1 billion of senior notes consisting of $300 million 4.85% U.S. publicly registered notes due 2010 and CAD 900 million 5.0% privately placed notes maturing on September 22, 2015. These CAD 900 million senior notes were subsequently exchanged for substantially identical CAD 900 million senior notes which were quantified by way of a prospectus in Canada. In connection with an internal corporate reorganization, Molson Coors International LP ("MCI LP") was subsequently added as a co-issuer of the CAD 900 million senior notes in 2007. During the third quarter of 2010, the $300 million 4.85% notes were repaid in full. Following the repayment of our $300 million senior notes in 2010 we were no longer required to present the “2005 and 2010 Issuer” column (historically consisting of MC Capital Finance and MCI LP) and as such have removed that column. Additionally, the continuous disclosure requirements applicable to MC Capital Finance in Canada are satisfied through the consolidating financial information in respect of MC Capital Finance, MCI LP and other subsidiary guarantors of the CAD 900 million senior notes as currently presented. Therefore, the results of MC Capital Finance and MCI LP are now included in the Subsidiary Guarantors column.
On October 6, 2010, MCI LP completed a private placement in Canada of CAD 500 million 3.95% fixed rate Series A Notes due 2017. These notes are not publicly registered in the U.S. or Canada.
Both the 2005 CAD 900 million senior notes and the 2010 CAD 500 million are guaranteed on a senior and unsecured basis by MCBC, CBC, and the Subsidiary Guarantors. The guarantees are full and unconditional and joint and several. Funds necessary to meet the debt service obligations of MCI LP and MC Capital Finance are provided in large part by distributions or advances from MCBC's other subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements, could limit the ability of MCI LP and MC Capital Finance to obtain cash for the purpose of meeting its debt service obligation, including the payment of principal and interest on the notes.
There were no outstanding borrowings on our 4-year revolving $400 million credit facility as of March 31, 2012, and December 31, 2011, which was issued in the second quarter of 2011.
On April 3, 2012, we entered into a $300 million term loan agreement and a $300 million revolving credit agreement that was subsequently amended to increase the borrowing limit to $550 million. These loan facilities are not publicly registered in the U.S. or Canada. See Note 17, "Subsequent Events" for further discussion related to these agreements.

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
During the third quarter of 2011, we identified necessary changes to our historical treatment of intercompany distributions within the guarantor financial statements. These distributions represented a return of capital and therefore should not have been reflected in our consolidating statements of operations. As such, our historical and current consolidating financial statements presented within this note reflect the revised treatment to allow for comparative information. This revision resulted in a change to Other income (expense), net for the quarter ended March 26, 2011, from Other income of $102.8 million, as previously reported, to Other expense of $1.2 million as adjusted, for the 2002 Issuer, with the offsetting adjustment to the "eliminations" column. Additionally, during the first quarter of 2012, we identified necessary changes to our historical guarantor financial statements related to intercompany transactions. The impact of these changes as presented within this note is limited to the consolidating balance sheet as of December 31, 2011.
Presentation - As Recast for Debt Offering
In connection with the Company's offering of debt securities registered on the Form S-3 Registration Statement filed with the SEC on April 26, 2012, we have recast our presentation of the guarantor financial information to reflect the inclusion of Molson Coors Brewing Company (UK) Limited, our primary U.K. operating entity, Golden Acquisition and Molson Coors Holdings Limited as additional subsidiary guarantors of our obligations as a result of the offering. The offering includes $1.9 billion of senior notes and related guarantees registered with the SEC. The proceeds will be used to pay a portion of the purchase price of StarBev pursuant to the sale and purchase agreement, which we entered into on April 3, 2012 (see Note 17, "Subsequent Events"). The terms of our existing senior notes are such that the addition of guarantors of any future senior indebtedness, such as this offering, causes these new legal entity guarantors to also contemporaneously guarantee those outstanding senior obligations. Recast guarantor financial information reflecting the additional subsidiary guarantors follows the currently reported guarantor financial information below.
The following information sets forth the Condensed Consolidating Statements of Operations for the 13 weeks ended March 31, 2012, and March 26, 2011, Condensed Consolidating Balance Sheets as of March 31, 2012, and December 31, 2011, and Condensed Consolidating Statements of Cash Flows for the 13 weeks ended March 31, 2012, and March 26, 2011. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, each of the issuers and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC, CBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.
MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2012
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$5.5	$43.3	$519.2	$489.2	$(49.1)	$1,008.1
Excise taxes	—	—	(123.2)	(193.5)	—	(316.7)
Net sales	5.5	43.3	396.0	295.7	(49.1)	691.4
Cost of goods sold	—	(7.5)	(240.9)	(231.8)	41.4	(438.8)
Gross profit	5.5	35.8	155.1	63.9	(7.7)	252.6
Marketing, general and administrative expenses	(34.5)	(9.1)	(112.2)	(100.1)	7.7	(248.2)
Special items, net	(1.1)	—	(2.1)	1.7	—	(1.5)
Equity income (loss) in subsidiaries	85.0	23.9	(139.1)	52.6	(22.4)	—
Equity income in MillerCoors	—	—	118.9	—	—	118.9
Operating income (loss)	54.9	50.6	20.6	18.1	(22.4)	121.8
Interest income (expense), net	—	(9.2)	97.5	(112.1)	—	(23.8)
Other income (expense), net	12.0	(12.2)	—	(1.2)	—	(1.4)
Income (loss) from continuing operations before income taxes	66.9	29.2	118.1	(95.2)	(22.4)	96.6
Income tax benefit (expense)	12.6	(31.9)	(1.5)	3.5	—	(17.3)
Net income (loss) from continuing operations	79.5	(2.7)	116.6	(91.7)	(22.4)	79.3
Income (loss) from discontinued operations, net of tax	—	—	—	0.1	—	0.1
Net income (loss) including noncontrolling interests	79.5	(2.7)	116.6	(91.6)	(22.4)	79.4
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	—	0.1	—	0.1
Net income (loss) attributable to MCBC	$79.5	$(2.7)	$116.6	$(91.5)	$(22.4)	$79.5
Comprehensive income attributable to MCBC	$56.1	$(16.2)	$316.8	$(143.7)	$(22.4)	$190.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED MARCH 26, 2011
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$5.8	$43.2	$511.8	$484.3	$(47.8)	$997.3
Excise taxes	—	—	(123.6)	(183.3)	—	(306.9)
Net sales	5.8	43.2	388.2	301.0	(47.8)	690.4
Cost of goods sold	—	(10.9)	(224.5)	(233.6)	41.8	(427.2)
Gross profit	5.8	32.3	163.7	67.4	(6.0)	263.2
Marketing, general and administrative expenses	(32.7)	(7.6)	(110.6)	(93.5)	6.0	(238.4)
Special items, net	—	—	(2.1)	2.1	—	—
Equity income (loss) in subsidiaries	185.9	1.6	(148.8)	54.5	(93.2)	—
Equity income in MillerCoors	—	—	101.2	—	—	101.2
Operating income (loss)	159.0	26.3	3.4	30.5	(93.2)	126.0
Interest income (expense), net	(8.4)	11.9	80.3	(110.6)	—	(26.8)
Other income (expense), net	1.4	(1.2)	(0.1)	(0.8)	—	(0.7)
Income (loss) from continuing operations before income taxes	152.0	37.0	83.6	(80.9)	(93.2)	98.5
Income tax benefit (expense)	(69.1)	47.8	7.6	(2.4)	—	(16.1)
Net income (loss) from continuing operations	82.9	84.8	91.2	(83.3)	(93.2)	82.4
Income (loss) from discontinued operations, net of tax	—	—	—	0.3	—	0.3
Net income (loss) including noncontrolling interests	82.9	84.8	91.2	(83.0)	(93.2)	82.7
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	—	0.2	—	0.2
Net income (loss) attributable to MCBC	$82.9	$84.8	$91.2	$(82.8)	$(93.2)	$82.9
Comprehensive income attributable to MCBC	$113.1	$81.6	$286.5	$(134.6)	$(93.2)	$253.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 31, 2012
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$680.6	$—	$64.3	$91.4	$—	$836.3
Accounts receivable, net	1.9	6.6	172.6	331.3	—	512.4
Other receivables, net	65.4	—	23.5	45.4	(0.6)	133.7
Total inventories, net	—	—	101.7	154.7	—	256.4
Other assets, net	10.8	4.0	62.4	31.5	—	108.7
Deferred tax assets	—	11.4	—	21.3	(6.3)	26.4
Discontinued operations	—	—	—	0.3	—	0.3
Intercompany accounts receivable	—	166.4	1,017.2	857.9	(2,041.5)	—
Total current assets	758.7	188.4	1,441.7	1,533.8	(2,048.4)	1,874.2
Properties, net	26.4	7.0	877.3	544.6	—	1,455.3
Goodwill	—	11.4	312.3	1,167.8	—	1,491.5
Other intangibles, net	—	37.2	4,237.5	408.1	—	4,682.8
Investment in MillerCoors	—	—	2,613.1	—	—	2,613.1
Net investment in and advances to subsidiaries	8,163.6	5,586.9	377.3	4,927.4	(19,055.2)	—
Deferred tax assets	28.8	103.7	11.0	—	(15.0)	128.5
Other assets, net	20.9	13.8	94.2	61.9	—	190.8
Total assets	$8,998.4	$5,948.4	$9,964.4	$8,643.6	$(21,118.6)	$12,436.2
Liabilities and equity
Current liabilities:
Accounts payable	$8.1	$2.3	$73.2	$122.6	$(0.6)	$205.6
Accrued expenses and other liabilities, net	35.7	5.5	237.3	333.5	—	612.0
Derivative hedging instruments	—	2.2	8.0	1.2	—	11.4
Deferred tax liability	6.5	—	168.9	—	(6.3)	169.1
Current portion of long-term debt and short-term borrowings	—	44.6	—	3.6	—	48.2
Discontinued operations	—	—	—	13.7	—	13.7
Intercompany accounts payable	584.5	9.0	868.7	579.3	(2,041.5)	—
Total current liabilities	634.8	63.6	1,356.1	1,053.9	(2,048.4)	1,060.0
Long-term debt	550.6	—	1,399.8	—	—	1,950.4
Derivative hedging instruments	—	220.9	1.4	0.3	—	222.6
Pension and post-retirement benefits	—	2.8	399.7	305.6	—	708.1
Deferred tax liability	—	—	—	489.9	(15.0)	474.9
Other liabilities, net	5.7	14.7	32.8	96.7	—	149.9
Discontinued operations	—	—	—	22.4	—	22.4
Intercompany notes payable	—	212.3	—	4,947.2	(5,159.5)	—
Total liabilities	1,191.1	514.3	3,189.8	6,916.0	(7,222.9)	4,588.3
MCBC stockholders' equity	8,021.5	5,476.3	11,677.7	1,687.0	(19,055.2)	7,807.3
Intercompany notes receivable	(214.2)	(42.2)	(4,903.1)	—	5,159.5	—
Total stockholders' equity	7,807.3	5,434.1	6,774.6	1,687.0	(13,895.7)	7,807.3
Noncontrolling interests	—	—	—	40.6	—	40.6
Total equity	7,807.3	5,434.1	6,774.6	1,727.6	(13,895.7)	7,847.9
Total liabilities and equity	$8,998.4	$5,948.4	$9,964.4	$8,643.6	$(21,118.6)	$12,436.2
MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2011
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$601.1	$—	$318.0	$159.8	$—	$1,078.9
Accounts receivable, net	0.9	6.7	203.6	377.6	—	588.8
Other receivables, net	46.9	—	29.1	61.2	—	137.2
Total inventories, net	—	—	83.0	124.2	—	207.2
Other assets, net	9.7	4.0	44.7	35.6	—	94.0
Deferred tax assets	—	5.8	—	12.1	(6.3)	11.6
Discontinued operations	—	—	—	0.3	—	0.3
Intercompany accounts receivable	—	49.1	1,449.6	1,537.3	(3,036.0)	—
Total current assets	658.6	65.6	2,128.0	2,308.1	(3,042.3)	2,118.0
Properties, net	27.6	7.2	862.9	532.4	—	1,430.1
Goodwill	—	11.4	305.4	1,136.5	—	1,453.3
Other intangibles, net	—	37.2	4,150.8	398.0	—	4,586.0
Investment in MillerCoors	—	—	2,487.9	—	—	2,487.9
Net investment in and advances to subsidiaries	7,925.2	5,686.2	611.5	4,774.0	(18,996.9)	—
Deferred tax assets	33.1	119.1	12.7	1.9	(16.9)	149.9
Other assets	19.8	14.7	92.9	71.2	—	198.6
Total assets	$8,664.3	$5,941.4	$10,652.1	$9,222.1	$(22,056.1)	$12,423.8
Liabilities and equity
Current liabilities:
Accounts payable	$7.3	$3.2	$100.6	$190.1	$—	$301.2
Accrued expenses and other liabilities	34.6	4.7	270.4	337.1	—	646.8
Derivative hedging instruments	—	101.4	4.7	1.5	—	107.6
Deferred tax liability	6.2	—	161.4	—	(6.3)	161.3
Short-term borrowings and current portion of long-term debt	—	44.7	—	2.2	—	46.9
Discontinued operations	—	—	—	13.4	—	13.4
Intercompany accounts payable	413.8	26.1	1,566.5	1,029.6	(3,036.0)	—
Total current liabilities	461.9	180.1	2,103.6	1,573.9	(3,042.3)	1,277.2
Long-term debt	546.2	—	1,368.7	—	—	1,914.9
Pension and post-retirement benefits	—	2.7	392.5	302.3	—	697.5
Derivative hedging instruments	—	210.7	1.5	0.3	—	212.5
Deferred tax liability	—	—	—	472.5	(16.9)	455.6
Other liabilities, net	8.3	14.5	35.3	95.8	—	153.9
Discontinued operations	—	—	—	22.0	—	22.0
Intercompany notes payable	—	618.0	—	4,966.3	(5,584.3)	—
Total liabilities	1,016.4	1,026.0	3,901.6	7,433.1	(8,643.5)	4,733.6
MCBC stockholders' equity	8,267.8	4,954.7	11,675.6	1,746.7	(18,996.9)	7,647.9
Intercompany notes receivable	(619.9)	(39.3)	(4,925.1)	—	5,584.3	—
Total stockholders' equity	7,647.9	4,915.4	6,750.5	1,746.7	(13,412.6)	7,647.9
Noncontrolling interests	—	—	—	42.3	—	42.3
Total equity	7,647.9	4,915.4	6,750.5	1,789.0	(13,412.6)	7,690.2
Total liabilities and equity	$8,664.3	$5,941.4	$10,652.1	$9,222.1	$(22,056.1)	$12,423.8

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2012
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$155.3	$180.9	$(253.9)	$72.1	$(104.0)	$50.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(1.1)	—	(19.1)	(13.6)	—	(33.8)
Proceeds from sales of properties and intangible assets	—	—	—	0.8	—	0.8
Investment in MillerCoors	—	—	(236.0)	—	—	(236.0)
Return of capital from MillerCoors	—	—	124.6	—	—	124.6
Payments on settlement of derivatives	—	(110.6)	—	—	—	(110.6)
Investment in and advances to an unconsolidated affiliate	—	—	—	(4.6)	—	(4.6)
Trade loan repayments from customers	—	—	—	3.8	—	3.8
Trade loans advanced to customers	—	—	—	(2.4)	—	(2.4)
Net intercompany investing activity	(39.9)	(110.1)	126.4	—	23.6	—
Net cash provided by (used in) investing activities	(41.0)	(220.7)	(4.1)	(16.0)	23.6	(258.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	19.7	—	—	—	—	19.7
Excess tax benefits from share-based compensation	3.3	—	—	—	—	3.3
Dividends paid	(57.8)	—	(104.0)	—	104.0	(57.8)
Dividends paid to noncontrolling interests holders	—	—	—	(1.7)	—	(1.7)
Payments on long-term debt and capital lease obligations	—	—	(0.1)	—	—	(0.1)
Payments on short-term borrowings, net	—	—	—	(10.8)	—	(10.8)
Net (payments) proceeds from revolving credit facilities	—	—	—	1.5	—	1.5
Net intercompany financing activity	—	39.8	100.0	(116.2)	(23.6)	—
Net cash provided by (used in) financing activities	(34.8)	39.8	(4.1)	(127.2)	80.4	(45.9)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	79.5	—	(262.1)	(71.1)	—	(253.7)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	8.4	2.7	—	11.1
Balance at beginning of year	601.1	—	318.0	159.8	—	1,078.9
Balance at end of period	$680.6	$—	$64.3	$91.4	$—	$836.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MARCH 26, 2011
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(22.6)	$(5.2)	$32.8	$40.0	$—	$45.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(0.9)	—	(19.4)	(14.0)	—	(34.3)
Proceeds from sales of properties and intangible assets	—	—	—	1.2	—	1.2
Acquisition of businesses, net of cash acquired	—	—	—	(29.4)	—	(29.4)
Investment in MillerCoors	—	—	(277.2)	—	—	(277.2)
Return of capital from MillerCoors	—	—	177.5	—	—	177.5
Proceeds from settlements of derivative instruments	15.4	—	—	—	—	15.4
Trade loan repayments from customers	—		—	3.7	—	3.7
Trade loans advanced to customers	—	—	—	(2.6)	—	(2.6)
Other			0.2	0.9		1.1
Net intercompany investing activity	0.2	(1.8)	—	44.3	(42.7)	—
Net cash provided by (used in) investing activities	14.7	(1.8)	(118.9)	4.1	(42.7)	(144.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	4.3	—	—	—	—	4.3
Excess tax benefits from share-based compensation	0.8	—	—	—	—	0.8
Dividends paid	(46.2)	—	—	(5.9)	—	(52.1)
Payments on short-term borrowings, net	—	—	—	6.8	—	6.8
Net (payments) proceeds from revolving credit facilities	—	—	—	0.4	—	0.4
Change in overdraft balances and other	—	—	—	(10.3)	—	(10.3)
Net intercompany financing activity	9.3	—	58.5	(110.5)	42.7	—
Net cash provided by (used in) financing activities	(31.8)	—	58.5	(119.5)	42.7	(50.1)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(39.7)	(7.0)	(27.6)	(75.4)	—	(149.7)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	5.3	8.5	—	13.8
Balance at beginning of year	832.0	7.0	190.1	188.5	—	1,217.6
Balance at end of period	$792.3	$—	$167.8	$121.6	$—	$1,081.7

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2012
(IN MILLIONS)
(UNAUDITED)
RECAST GUARANTORS

	Parent Guarantor and 2007 Issuer	2002 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$5.5	$43.3	$951.6	$59.7	$(52.0)	$1,008.1
Excise taxes	—	—	(303.9)	(12.8)	—	(316.7)
Net sales	5.5	43.3	647.7	46.9	(52.0)	691.4
Cost of goods sold	—	(7.5)	(421.2)	(54.5)	44.4	(438.8)
Gross profit	5.5	35.8	226.5	(7.6)	(7.6)	252.6
Marketing, general and administrative expenses	(34.5)	(9.1)	(193.0)	(19.2)	7.6	(248.2)
Special items, net	(1.1)	—	(0.4)	—	—	(1.5)
Equity income (loss) in subsidiaries	85.0	23.9	(112.5)	26.0	(22.4)	—
Equity income in MillerCoors	—	—	118.9	—	—	118.9
Operating income (loss)	54.9	50.6	39.5	(0.8)	(22.4)	121.8
Interest income (expense), net	—	(9.2)	83.3	(97.9)	—	(23.8)
Other income (expense), net	12.0	(12.2)	(0.4)	(0.8)	—	(1.4)
Income (loss) from continuing operations before income taxes	66.9	29.2	122.4	(99.5)	(22.4)	96.6
Income tax benefit (expense)	12.6	(31.9)	(5.8)	7.8	—	(17.3)
Net income (loss) from continuing operations	79.5	(2.7)	116.6	(91.7)	(22.4)	79.3
Income (loss) from discontinued operations, net of tax	—	—	—	0.1	—	0.1
Net income (loss) including noncontrolling interests	79.5	(2.7)	116.6	(91.6)	(22.4)	79.4
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	—	0.1	—	0.1
Net income (loss) attributable to MCBC	$79.5	$(2.7)	$116.6	$(91.5)	$(22.4)	$79.5
Comprehensive income attributable to MCBC	$56.1	$(16.2)	$337.7	$(164.6)	$(22.4)	$190.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED MARCH 26, 2011
(IN MILLIONS)
(UNAUDITED)
RECAST GUARANTORS

	Parent Guarantor and 2007 Issuer	2002 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$5.8	$43.2	$958.3	$37.8	$(47.8)	$997.3
Excise taxes	—	—	(300.9)	(6.0)	—	(306.9)
Net sales	5.8	43.2	657.4	31.8	(47.8)	690.4
Cost of goods sold	—	(10.9)	(417.7)	(40.4)	41.8	(427.2)
Gross profit	5.8	32.3	239.7	(8.6)	(6.0)	263.2
Marketing, general and administrative expenses	(32.7)	(7.6)	(187.4)	(16.7)	6.0	(238.4)
Equity income (loss) in subsidiaries	185.9	1.6	(118.5)	42.1	(111.1)	—
Equity income in MillerCoors	—	—	101.2	—	—	101.2
Operating income (loss)	159.0	26.3	35.0	16.8	(111.1)	126.0
Interest income (expense), net	(8.4)	11.9	66.9	(97.2)	—	(26.8)
Other income (expense), net	1.4	(1.2)	(0.1)	(0.8)	—	(0.7)
Income (loss) from continuing operations before income taxes	152.0	37.0	101.8	(81.2)	(111.1)	98.5
Income tax benefit (expense)	(69.1)	47.8	6.8	(1.6)	—	(16.1)
Net income (loss) from continuing operations	82.9	84.8	108.6	(82.8)	(111.1)	82.4
Income (loss) from discontinued operations, net of tax	—	—	—	0.3	—	0.3
Net income (loss) including noncontrolling interests	82.9	84.8	108.6	(82.5)	(111.1)	82.7
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	(0.7)	0.9	—	0.2
Net income (loss) attributable to MCBC	$82.9	$84.8	$107.9	$(81.6)	$(111.1)	$82.9
Comprehensive income attributable to MCBC	$113.1	$81.6	$333.5	$(163.7)	$(111.1)	$253.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 31, 2012
(IN MILLIONS)
(UNAUDITED)
RECAST GUARANTORS

	Parent Guarantor and 2007 Issuer	2002 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$680.6	$—	$118.9	$36.8	$—	$836.3
Accounts receivable, net	1.9	6.6	473.9	30.0	—	512.4
Other receivables, net	65.4	—	67.7	1.2	(0.6)	133.7
Total inventories, net	—	—	240.2	16.2	—	256.4
Other assets, net	10.8	4.0	80.9	13.0	—	108.7
Deferred tax assets	—	11.4	—	21.3	(6.3)	26.4
Discontinued operations	—	—	—	0.3	—	0.3
Intercompany accounts receivable	—	166.4	1,054.5	937.4	(2,158.3)	—
Total current assets	758.7	188.4	2,036.1	1,056.2	(2,165.2)	1,874.2
Properties, net	26.4	7.0	1,330.5	91.4	—	1,455.3
Goodwill	—	11.4	1,049.9	430.2	—	1,491.5
Other intangibles, net	—	37.2	4,584.0	61.6	—	4,682.8
Investment in MillerCoors	—	—	2,613.1	—	—	2,613.1
Net investment in and advances to subsidiaries	8,163.6	5,586.9	775.9	5,522.0	(20,048.4)	—
Deferred tax assets	28.8	103.7	28.4	—	(32.4)	128.5
Other assets	20.9	13.8	142.1	14.0	—	190.8
Total assets	$8,998.4	$5,948.4	$12,560.0	$7,175.4	$(22,246.0)	$12,436.2
Liabilities and equity
Current liabilities:
Accounts payable	$8.1	$2.3	$169.4	$26.4	$(0.6)	$205.6
Accrued expenses and other liabilities, net	35.7	5.5	529.1	41.7	—	612.0
Derivative hedging instruments	—	2.2	9.2	—	—	11.4
Deferred tax liability	6.5	—	168.9	—	(6.3)	169.1
Current portion of long-term debt and short-term borrowings	—	44.6	—	3.6	—	48.2
Discontinued operations	—	—	—	13.7	—	13.7
Intercompany accounts payable	584.5	9.0	941.1	623.7	(2,158.3)	—
Total current liabilities	634.8	63.6	1,817.7	709.1	(2,165.2)	1,060.0
Long-term debt	550.6	—	1,399.8	—	—	1,950.4
Derivative hedging instruments	—	220.9	1.7	—	—	222.6
Pension and postretirement benefits	—	2.8	701.9	3.4	—	708.1
Deferred tax liability	—	—	—	507.3	(32.4)	474.9
Other liabilities, net	5.7	14.7	35.1	94.4	—	149.9
Discontinued operations	—	—	—	22.4	—	22.4
Intercompany notes payable	—	212.3	912.5	4,954.5	(6,079.3)	—
Total liabilities	1,191.1	514.3	4,868.7	6,291.1	(8,276.9)	4,588.3
MCBC stockholders' equity	8,021.5	5,476.3	12,601.7	1,756.2	(20,048.4)	7,807.3
Intercompany notes receivable	(214.2)	(42.2)	(4,910.4)	(912.5)	6,079.3	—
Total stockholders' equity	7,807.3	5,434.1	7,691.3	843.7	(13,969.1)	7,807.3
Noncontrolling interests	—	—	—	40.6	—	40.6
Total equity	7,807.3	5,434.1	7,691.3	884.3	(13,969.1)	7,847.9
Total liabilities and equity	$8,998.4	$5,948.4	$12,560.0	$7,175.4	$(22,246.0)	$12,436.2
MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2011
(IN MILLIONS)
(UNAUDITED)
RECAST GUARANTORS

	Parent Guarantor and 2007 Issuer	2002 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$601.1	$—	$422.5	$55.3	$—	$1,078.9
Accounts receivable, net	0.9	6.7	544.1	37.1	—	588.8
Other receivables, net	46.9	—	84.0	6.3	—	137.2
Total inventories, net	—	—	193.0	14.2	—	207.2
Other assets, net	9.7	4.0	70.2	10.1	—	94.0
Deferred tax assets	—	5.8	—	12.1	(6.3)	11.6
Discontinued operations	—	—	—	0.3	—	0.3
Intercompany accounts receivable	—	49.1	1,470.9	1,612.9	(3,132.9)	—
Total current assets	658.6	65.6	2,784.7	1,748.3	(3,139.2)	2,118.0
Properties, net	27.6	7.2	1,306.8	88.5	—	1,430.1
Goodwill	—	11.4	1,021.6	420.3	—	1,453.3
Other intangibles, net	—	37.2	4,488.1	60.7	—	4,586.0
Investment in MillerCoors	—	—	2,487.9	—	—	2,487.9
Net investment in and advances to subsidiaries	7,925.2	5,686.2	1,071.9	5,363.3	(20,046.6)	—
Deferred tax assets	33.1	119.1	30.1	2.3	(34.7)	149.9
Other assets	19.8	14.7	140.9	23.2	—	198.6
Total assets	$8,664.3	$5,941.4	$13,332.0	$7,706.6	$(23,220.5)	$12,423.8
Liabilities and equity
Current liabilities:
Accounts payable	$7.3	$3.2	$252.9	$37.8	$—	$301.2
Accrued expenses and other liabilities	34.6	4.7	575.2	32.3	—	646.8
Derivative hedging instruments	—	101.4	6.2	—	—	107.6
Deferred tax liability	6.2	—	161.4	—	(6.3)	161.3
Short-term borrowings and current portion of long-term debt	—	44.7	—	2.2	—	46.9
Discontinued operations	—	—	—	13.4	—	13.4
Intercompany accounts payable	413.8	26.1	1,618.5	1,074.5	(3,132.9)	—
Total current liabilities	461.9	180.1	2,614.2	1,160.2	(3,139.2)	1,277.2
Long-term debt	546.2	—	1,368.7	—	—	1,914.9
Pension and post-retirement benefits	—	2.7	690.9	3.9	—	697.5
Derivative hedging instruments	—	210.7	1.8	—	—	212.5
Deferred tax liability	—	—	—	490.3	(34.7)	455.6
Other liabilities, net	8.3	14.5	38.5	92.6	—	153.9
Discontinued operations	—	—	—	22.0	—	22.0
Intercompany notes payable	—	618.0	886.0	4,971.6	(6,475.6)	—
Total liabilities	1,016.4	1,026.0	5,600.1	6,740.6	(9,649.5)	4,733.6
MCBC stockholders' equity	8,267.8	4,954.7	12,664.1	1,807.9	(20,046.6)	7,647.9
Intercompany notes receivable	(619.9)	(39.3)	(4,932.2)	(884.2)	6,475.6	—
Total stockholders' equity	7,647.9	4,915.4	7,731.9	923.7	(13,571.0)	7,647.9
Noncontrolling interests	—	—	—	42.3	—	42.3
Total equity	7,647.9	4,915.4	7,731.9	966.0	(13,571.0)	7,690.2
Total liabilities and equity	$8,664.3	$5,941.4	$13,332.0	$7,706.6	$(23,220.5)	$12,423.8

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2012
(IN MILLIONS)
(UNAUDITED)
RECAST GUARNANTORS

	Parent Guarantor and 2007 Issuer	2002 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$155.3	$180.9	$(293.1)	$111.3	$(104.0)	$50.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(1.1)	—	(29.6)	(3.1)	—	(33.8)
Proceeds from sales of properties and intangible assets	—	—	0.8	—	—	0.8
Investment in MillerCoors	—	—	(236.0)	—	—	(236.0)
Return of capital from MillerCoors	—	—	124.6	—	—	124.6
Payments on settlement of derivatives	—	(110.6)	—	—	—	(110.6)
Investment in and advances to an unconsolidated affiliate	—	—	(2.5)	(2.1)	—	(4.6)
Trade loan repayments from customers	—	—	3.8	—	—	3.8
Trade loans advanced to customers	—	—	(2.4)	—	—	(2.4)
Net intercompany investing activity	(39.9)	(110.1)	126.4	—	23.6	—
Net cash provided by (used in) investing activities	(41.0)	(220.7)	(14.9)	(5.2)	23.6	(258.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	19.7	—	—	—	—	19.7
Excess tax benefits from share-based compensation	3.3	—	—	—	—	3.3
Dividends paid	(57.8)	—	(104.0)	—	104.0	(57.8)
Dividends paid to noncontrolling interests holders	—	—	(1.7)	—	—	(1.7)
Payments on long-term debt and capital lease obligations	—	—	(0.1)	—	—	(0.1)
Payments on short-term borrowings, net	—	—	—	(10.8)	—	(10.8)
Net (payments) proceeds from revolving credit facilities	—	—	—	1.5	—	1.5
Net intercompany financing activity	—	39.8	100.0	(116.2)	(23.6)	—
Net cash provided by (used in) financing activities	(34.8)	39.8	(5.8)	(125.5)	80.4	(45.9)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	79.5	—	(313.8)	(19.4)	—	(253.7)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	10.2	0.9	—	11.1
Balance at beginning of year	601.1	—	422.5	55.3	—	1,078.9
Balance at end of period	$680.6	$—	$118.9	$36.8	$—	$836.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MARCH 26, 2011
(IN MILLIONS)
(UNAUDITED)
RECAST GUARNANTORS

	Parent Guarantor and 2007 Issuer	2002 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(22.6)	$(5.2)	$10.6	$62.2	$—	$45.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(0.9)	—	(32.4)	(1.0)	—	(34.3)
Proceeds from sales of properties and intangible assets	—	—	1.2	—	—	1.2
Acquisition of businesses, net of cash acquired	—	—	(29.4)	—	—	(29.4)
Investment in MillerCoors	—	—	(277.2)	—	—	(277.2)
Return of capital from MillerCoors	—	—	177.5	—	—	177.5
Proceeds from settlements of derivative instruments	15.4	—	—	—	—	15.4
Trade loan repayments from customers	—	—	3.7	—	—	3.7
Trade loans advanced to customers	—	—	(2.6)	—	—	(2.6)
Other	—	—	0.2	0.9	—	1.1
Net intercompany investing activity	0.2	(1.8)	—	44.3	(42.7)	—
Net cash provided by (used in) investing activities	14.7	(1.8)	(159.0)	44.2	(42.7)	(144.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	4.3	—	—	—	—	4.3
Excess tax benefits from share-based compensation	0.8	—	—	—	—	0.8
Dividends paid	(46.2)	—	—	(5.9)	—	(52.1)
Payments on short-term borrowings, net	—	—	—	6.8	—	6.8
Net (payments) proceeds from revolving credit facilities	—	—	—	0.4	—	0.4
Change in overdraft balances and other	—	—	(10.3)	—	—	(10.3)
Net intercompany financing activity	9.3	—	58.5	(110.5)	42.7	—
Net cash provided by (used in) financing activities	(31.8)	—	48.2	(109.2)	42.7	(50.1)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(39.7)	(7.0)	(100.2)	(2.8)	—	(149.7)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	13.3	0.5	—	13.8
Balance at beginning of year	832.0	7.0	342.5	36.1	—	1,217.6
Balance at end of period	$792.3	$—	$255.6	$33.8	$—	$1,081.7

17. Subsequent Events
Acquisition of StarBev
On April 3, 2012, we entered into a sale and purchase agreement (the ‘‘SPA’’) to purchase all of the issued share capital of StarBev from StarBev L.P. (the ‘‘Seller’’) (the ‘‘Acquisition’’). The Acquisition is conditioned only upon the receipt of certain European competition law approvals. We may also terminate the SPA upon uncured and material breaches of certain covenants and warranties by the Seller or the StarBev management team, or in the event of a binding order from the Serbian Commission for the Protection of Competition or the European Commission prohibiting the Acquisition.
This business generated calendar year 2011 sales of approximately $953 million and earnings before interest, taxes, depreciation and amortization of approximately $322 million pursuant to International Financial Reporting Standards as adopted in the European Union. Including the payoff of existing StarBev indebtedness, the total purchase price in the Acquisition is approximately €2.65 billion ($3.54 billion). These USD amounts are based on the foreign exchange rate as of April 3, 2012. Fluctuations in the purchase price could occur from now until the closing of the Acquisition due to changes in foreign exchange rates, any additional interest related to existing StarBev indebtedness and any change in the fair value of the convertible note (described below). In connection with the obligation to pay the purchase price, we have issued $1.9 billion of senior notes. In addition, we have entered into a term loan agreement and revolving credit agreement and will issue a €500 million convertible note to the Seller. These financing activities are further described below.
Headquartered in Amsterdam, The Netherlands, and Prague, Czech Republic, StarBev operates nine breweries in Central Europe. StarBev has brewing operations in the Czech Republic, Serbia, Croatia, Romania, Bulgaria, Hungary and Montenegro and also sells its brands in Bosnia-Herzegovina and Slovakia. In 2011, StarBev held a top-three market share position in each of its markets, and its brand portfolio includes local champions such as Borsodi, Kamenitza, Bergenbier, Ozusko, Jelen, Staropramen and Niksicko, and it also distributes other brands under license.
Senior Notes
On May 3, 2012, we issued $1.9 billion of senior notes with portions maturing in 2017, 2022 and 2042. The 2017 senior notes were issued in an initial aggregate principal amount of $300 million at 2.0% and will mature on May 1, 2017 (the "2017 notes"). The 2022 senior notes were issued in an initial aggregate principal amount of $500 million at 3.5% and will mature on May 1, 2022 (the "2022 notes"). The 2042 senior notes were issued in an initial aggregate principal amount of $1.1 billion at 5.0% and will mature on May 1, 2042 (the "2042 notes"). The issuance resulted in total proceeds to us, before expenses, of $1,880.7 million. If we do not complete the acquisition on or prior to November 2, 2012, or if, prior to such date, the sale and purchase agreement is terminated, we will be obligated to redeem all of the notes at a redemption price equal to 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest. The issuance adds a number of guarantors to these debt securities as well as to our existing senior obligations, consisting principally of the U.K. operating entity. See Note 16, "Supplemental Guarantor Information" for further discussion and recast guarantor financial information reflective of this change. The StarBev operating results will be included in the non-guarantor categories, as the StarBev entities will not be guarantors.
Concurrent with the announcement of our proposed acquisition of StarBev, we entered into a bridge loan agreement, which we terminated upon the closing of our offering of the $1.9 billion senior notes.
Our risk management policy prohibits speculating on specific events, including the direction of interest rates. In advance of our bond issuance, we systematically removed a portion of our interest rate market risk by entering into standard pre-issuance U.S. Treasury interest rate hedges. This resulted in an increase in the certainty of our yield to maturity when issuing the notes.
Term Loan Agreement
On April 3, 2012, we entered into a term loan agreement (the ‘‘Term Loan Agreement’’) that provides for a four-year term loan facility of $300 million. The obligations under the Term Loan Agreement are our general unsecured obligations. The Term Loan Agreement contains customary events of default, specified representations and warranties and covenants, including, among other things, covenants that restrict our and our subsidiaries’ ability to incur certain additional priority indebtedness, create or permit liens on assets or engage in mergers or consolidations.
Revolving Credit Agreement
On April 3, 2012, we also entered into a revolving credit agreement (the ‘‘Credit Agreement’’). The Credit Agreement provides for a four-year revolving credit facility of $300 million that was subsequently amended to increase the borrowing limit to $550 million. These loan facilities are not publicly registered in the U.S. or Canada. The Credit Agreement contains customary events of default and specified representations and warranties and covenants, including, among other things, covenants that restrict our and our subsidiaries’ ability to incur certain additional priority indebtedness, create or permit liens on assets, or engage in mergers or consolidations.
2011 Revolving Credit Agreement
On April 23, 2012, we amended our 4-year revolving credit facility (the “2011 Credit Agreement”) to incorporate the rating of Fitch Ratings Ltd., which will be used in conjunction with the ratings of S&P and Moody's to determine the applicable interest rate margin for borrowings under the 2011 Credit Agreement.
Convertible Note
The SPA includes an agreed form of a convertible note term sheet setting out the material terms of a €500 million Zero Coupon Senior Unsecured Convertible Note due 2013 (the ‘‘Convertible Note’’) to be issued by us to the Seller upon the closing of the Acquisition. The Convertible Note will mature on December 31, 2013, and will be a senior unsecured obligation guaranteed by MCBC. We will also guarantee our obligations under the 2017 notes, the 2022 notes, the 2042 notes, the Term Loan Agreement and the Revolving Credit Facility upon consummation of the Acquisition. The Convertible Note will allow the Seller to put the Convertible Note to us beginning on the earlier of (i) the date that is 30 days after we announce our 2012 annual financial results and (ii) March 31, 2013, and ending on December 19, 2013, for the greater of the principal amount of the Convertible Note and the aggregate cash value of 12,894,044 shares of our Class B Common Stock, as adjusted for certain corporate events.
In connection with the financing activities above, we anticipate approximately $70 million to $90 million in discounts, debt issuance and other related costs, of which approximately $50 million to $60 million are expected to be recognized in the second quarter of 2012.
Additional Subsidiary Guarantors
As of May 3, 2012, Molson Coors Brewing Company (UK) Limited, Molson Coors Holdings Limited and Golden Acquisition were added as additional subsidiary guarantors under each of the (i) Term Loan Agreement, dated as of April 3, 2012, (ii) Credit Agreement, dated as of April 3, 2012, (iii) Credit Agreement, dated as of April 12, 2011, (iv) 6 3/8% Notes due 2012 guaranteed by the Company, (v) 5.00% Senior Notes due 2015 guaranteed by the Company, (vi) 2.5% Convertible Notes due 2013 issued by the Company and (vii) 3.95% Series A Notes due 2017.
Management Transitions
On May 7, 2012, our Board of Directors approved the following management transitions effective at and contingent upon the closing of the Acquisition: (i) we named Mark Hunter, the current President and Chief Executive Officer of our U.K. and Ireland business unit, as the President and Chief Executive Officer of our Central European business unit; (ii) we named Stewart Glendinning, our current Chief Financial Officer, as the President and Chief Executive Officer of our U.K. and Ireland business unit; and (iii) we named Gavin Hattersley, the current Executive Vice President and Chief Financial Officer for MillerCoors, as our Chief Financial Officer.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 ("Annual Report"), as well as our unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q. Due to the seasonality of our operating results, quarterly financial results are not an appropriate basis from which to project annual results.
Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its subsidiaries: Molson Coors Canada ("MCC"), operating in Canada; MillerCoors LLC ("MillerCoors") which is accounted for by us under the equity method of accounting, operating in the Unites States ("U.S."); Molson Coors Brewing Company (UK) Limited ("MCBC-UK"), operating in the United Kingdom ("U.K.") and the Republic of Ireland; Molson Coors International ("MCI") operating in various other countries; and our other non-operating subsidiaries.
Unless otherwise indicated, (a) all $ amounts are in U.S. Dollars ("USD"), (b) comparisons are to comparable prior periods, and (c) the first quarter of 2012 refers to the 13 weeks ended on March 31, 2012, and the first quarter of 2011 refers to the 13 weeks ended on March 26, 2011.
MillerCoors follows a monthly reporting calendar. The first quarter of 2012 refers to the three months ended March 31, 2012, and the first quarter of 2011 refers to the three months ended March 31, 2011.
In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America ("U.S. GAAP"), we also present pretax and after-tax "underlying income", "underlying income per diluted share", "underlying effective tax rate", and "proportionate consolidation of 42% of MillerCoors results", which are non-GAAP measures and should be viewed as supplements to—not substitutes for—our results of operations presented under U.S. GAAP. Our management uses underlying income, underlying income per diluted share, underlying effective tax rate and proportionate consolidation of 42% of MillerCoors results as measures of operating performance to assist in comparing performance from period to period on a consistent basis; as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; and in communications with the board of directors, stockholders, analysts and investors concerning our financial performance. We believe that underlying income, underlying income per diluted share, and underlying tax rate performance are used by and are useful to investors and other users of our financial statements in evaluating our operating performance because they provide an additional tool to evaluate our performance without regard to special and non-core items, which can vary substantially from company to company depending upon accounting methods and book value of assets and capital structure. Additionally, the proportionate consolidation of 42% of MillerCoors results is used by management and we believe it is useful to investors as it provides a view of key metrics such as net sales, gross profit margin and operating margin as if our U.S. results were consolidated, rather than reported as equity income. We have provided reconciliations of all non-GAAP measures to their nearest U.S. GAAP measure.

Business Overview
StarBev Acquisition Announcement:
We announced on April 3, 2012, that we have agreed to buy StarBev Holdings S.à r.l. ("StarBev") for approximately €2.65 billion (or $3.54 billion). Headquartered in Amsterdam and Prague, StarBev operates nine breweries and is one of the largest brewers in Central Europe. This business generated calendar year 2011 sales of approximately $953 million and earnings before interest, taxes, depreciation and amortization of approximately $322 million. These USD amounts are based on the foreign exchange rate as of April 3, 2012. StarBev results are provided pursuant to International Financial Reporting Standards as adopted in the European Union. StarBev brews 13.3 million hectoliters of beer annually and has the number-one brand in more than half of its markets, with strong positions in the rest.
The acquisition of StarBev fits squarely into our strategy to increase our portfolio of premium brands and deepen our reach into growth markets around the world. We believe the Central European beer market is attractive, with strong historical trends and upside potential as the region returns to its pre-economic-crisis growth rates. We believe StarBev, as a market leader in the Central European region, will provide Molson Coors with a great platform for growth and an excellent foundation from which to extend our key brands, such as Carling, into Central Europe. We believe that Staropramen, StarBev's international flagship brand, will also enhance our portfolio in some of our current and planned markets.

First Quarter 2012 Financial Highlights:
Net income from continuing operations attributable to MCBC of $79.4 million, or $0.44 per diluted share, decreased 3.9% from a year ago primarily due to input inflation, $6.1 million of costs related to the StarBev acquisition, and higher pension costs in Canada and the U.K., partially offset by higher equity income in the U.S. Underlying after-tax income of $85.3 million, or $0.47 per diluted share, increased 4.5%, driven by positive beer pricing and sales mix across our company, along with continued results from cost-savings initiatives. Worldwide beer volume for Molson Coors declined 0.4%, primarily due to volume performance in the U.K. Our first quarter underlying income excludes some special and other non-core gains, losses and expenses that net to a $6.4 million pretax charge.
Regional highlights include:

•
In our Canada segment, income from continuing operations before income taxes and underlying pretax income decreased by 15.9% to $43.9 million and by 15.4% to $46.0 million, respectively. Lower volume, higher pension costs, input inflation and cycling the release of an indirect tax reserve in the first quarter of 2011 were partially offset by positive pricing and the addition of the contract brewing sales to North American Breweries ("NAB").

•
In our U.S. segment, equity income in MillerCoors increased 17.5% to $118.9 million, while underlying equity income in MillerCoors increased 16.8%, driven by positive pricing growth, cost management and favorable sales mix.

•
In our U.K. segment, income from continuing operations before income taxes and underlying pretax loss of $1.3 million and $1.1 million, respectively, represent decreases of $5.5 million and $5.7 million, respectively, primarily due to higher marketing and non-cash pension expense, partially offset by higher owned-brand net pricing and lower general and administrative costs.

•
In our MCI segment, loss from continuing operations before income taxes and underlying pretax loss increased by 14.7% to $8.6 million due to the addition of costs related to the MC Cobra India joint venture and infrastructure investments.

See "Results of Operations" below for further analysis of our reportable segment results.

The following table highlights summarized components of our condensed consolidated summary of operations for the 13 weeks ended March 31, 2012, and March 26, 2011, and provides a reconciliation of "underlying income" to its nearest U.S. GAAP measure.

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011	% change
	(In millions, except percentages and per share data)
Volume in hectoliters	3.605	3.678	(2.0)%
Net sales	$691.4	$690.4	0.1%
Income attributable to MCBC from continuing operations, net of tax	$79.4	$82.6	(3.9)%
Adjustments:
Special items(1)	1.5	—	N/M
42% of MillerCoors specials, net of tax(2)	—	0.6	(100.0)%
Changes to environmental litigation provisions(3)	—	0.2	(100.0)%
Foster's total return swap(4)	—	(0.8)	(100.0)%
Unrealized gain on commodity swaps (5)	(0.5)	—	N/M
Employee related expense adjustment(6)	(0.7)	—	N/M
Costs related to StarBev acquisition(7)	6.1	—	N/M
Tax effect on special items(8)	(0.5)	(1.0)	(50.0)%
Non-GAAP: Underlying income attributable to MCBC from continuing operations, net of tax	$85.3	$81.6	4.5%
Income attributable to MCBC per diluted share from continuing operations	$0.44	$0.44	—%
Non-GAAP: Underlying income attributable to MCBC per diluted share from continuing operations	$0.47	$0.43	9.3%
N/M = Not meaningful

(1)	See Part I—Item 1. Financial Statements, Note 6 "Special Items" of the unaudited condensed consolidated financial statements for additional information.

(2)
See "Results of Operations", "United States Segment" under the sub-heading "Special Items" for additional information. The tax effect related to our share of MillerCoors special items was zero for both the 13 weeks ended March 31, 2012, and March 26, 2011. The effect of taxes on the adjustments used to arrive at underlying income, a non-GAAP measure, is calculated based on the statutory tax rate applicable to the item being adjusted for the jurisdiction from which each adjustment arises.

(3)
See Part I—Item 1. Financial Statements, Note 15 "Commitments and Contingencies" of the unaudited condensed consolidated financial statements under the sub-heading "Environmental" for additional information.

(4)	See Part I—Item 1. Financial Statements, Note 7 "Other Income and Expense" of the unaudited condensed consolidated financial statements for additional information.

(5)
The unrealized gain related to changes in fair value on aluminum and diesel swaps recorded in cost of goods sold within our non-reportable Corporate business activities. Once the exposure we are managing is realized, we will reclassify the gain or loss to the operating segment, allowing our operating segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. Unlike the majority of our derivative contracts, these swaps are not designated in a hedge accounting relationship.

(6)
Under governmental pension arrangements in the U.K., we received tax rebates from 2003 to 2009. Following the identification that some of these rebates for which we previously recognized expense were not related to former employees, we recognized an adjustment. This has resulted in a benefit to employee related expenses of $0.3 million in cost of goods sold and $0.4 million in marketing, general and administrative expenses.

(7)
On April 3, 2012, we entered into a sale and purchase agreement to purchase all of the issued share capital of StarBev. See Part I—Item 1. Financial Statements, Note 17 "Subsequent Events" of the unaudited condensed consolidated financial statements for additional information. Related to this transaction, we recognized $6.1 million of acquisition related charges.

(8)
The effect of taxes on the adjustments used to arrive at underlying income, a non-GAAP measure, is calculated based on the statutory tax rate applicable to the item being adjusted for the jurisdiction from which each adjustment arises.

The following tables reflect a Non-GAAP view of summarized components of our condensed consolidated summary of operations for the 13 weeks ended March 31, 2012, and March 26, 2011, as if 42% of MillerCoors results were proportionately consolidated. This table does not eliminate the sales between MCBC and MillerCoors, which are discussed in Part I—Item 1. Financial Statements, Note 4 "Investments" of the unaudited condensed consolidated financial statements.

	Three Months Ended March 31, 2012
	U.S. GAAP	% Change vs. prior year	% Change per hectoliter	% of Net sales	Non-GAAP 42% Share of MillerCoors	% Change vs. prior year	% of Net sales	Adjust-ments	Non-GAAP	% Change vs. prior year	% Change per hectoliter	% of Net sales
Hectoliters beer and other beverages sold	3.605	(2.0)%			7.290	(0.2)%			10.895	(0.8)%

Net sales	$691.4	0.1%	2.2%		$739.1	3.6%			$1,430.5	1.9%	2.7%
Cost of goods sold	(438.8)	2.7%	4.8%		(449.4)	0.6%			(888.2)	1.7%	2.5%
Gross profit	252.6	(4.0)%	(2.1)%	36.5%	289.7	8.5%	39.2%		542.3	2.3%	3.1%	37.9%
Marketing, general and administrative expenses	(248.2)	4.1%			(172.5)	3.7%			(420.7)	4.0%
Specials	(1.5)				—				(1.5)
Equity income in MillerCoors	118.9	17.5%			—			(117.2)	1.7
Operating income	$121.8	(3.3)%		17.6%	$117.2	17.0%	15.9%	$(117.2)	$121.8	(3.3)%		8.5%
Pretax special items - net	1.5				—				1.5
Unrealized gain related to commodity swaps	(0.5)				—				(0.5)
StarBev acquisition costs	6.1				—				6.1
Reversal of one-time employee related expenses	(0.7)				—				(0.7)
Underlying operating income	$128.2	1.3%		18.5%	$117.2	17.0%	15.9%	$(117.2)	$128.2	1.3%		9.0%

	Three Months Ended March 26, 2011
	U.S. GAAP	% of Net sales	Non-GAAP 42% Share of MillerCoors	% of Net sales	Adjust-ments	Non-GAAP	% of Net sales
Hectoliters beer and other beverages sold	3.678		7.308			10.986

Net sales	$690.4		$713.6			$1,404.0
Cost of goods sold	(427.2)		(446.5)			(873.7)
Gross profit	263.2	38.1%	267.1	37.4%		530.3	37.8%
Marketing, general and administrative expenses	(238.4)		(166.3)			(404.7)
Specials	—		(0.6)			(0.6)
Equity income in MillerCoors	101.2		—		(100.2)	1.0
Operating income	$126.0	18.3%	$100.2	14.0%	$(100.2)	$126.0	9.0%
Pretax special items - net	—		—			—
Proportionate share of MillerCoors pretax specials - net	0.6		—			0.6
Underlying operating income	$126.6	18.3%	$100.2	14.0%	$(100.2)	$126.6	9.0%

First Quarter 2012 U.S. GAAP Financial Summary
Total company net sales increased 0.1% in the first quarter of 2012, driven by Canada and MCI. Net sales per hectoliter increased 2.2% in the first quarter of 2012, driven by pricing in all our businesses. Cost of goods sold per hectoliter increased 4.8% in the first quarter of 2012, due to input cost inflation, higher pension expense, and the addition of contract brewing sales to NAB in Canada, the Modelo brands in Japan, and the MC Cobra India joint venture. Total company gross profit margin was 36.5%, 1.6 percentage points lower than a year ago, primarily due to increased pension and input costs in the U.K and Canada. Consolidated operating margin decreased 0.7 percentage points to 17.6%, driven by the same factors. Marketing, general and administrative expense increased 4.1% due to non-core StarBev transaction expenses, along with increased brand investments in the U.K. and MCI.
First Quarter 2012 Non-GAAP Financial Summary
Including 42% of MillerCoors with our consolidated results, total company net sales increased 1.9% in the first quarter of 2012, driven by the U.S., Canada and MCI. Net sales per hectoliter increased 2.7% in the first quarter of 2012, primarily due to solid pricing across our company and the addition of NAB contract brewing revenue in Canada. Cost of goods sold per hectoliter increased 2.5% due to input cost inflation, higher pension expense and the addition of contract brewing sales to NAB in Canada. Input inflation accounted for more than three-fourths of this increase and was largely driven by agricultural materials, packaging and fuel costs. Total company gross profit margin was 37.9%, 10 basis points higher than a year ago, primarily due to solid pricing. Marketing, general and administrative expense increased 4.0% due to higher pension costs and non-core StarBev transaction expenses, along with increased brand investments in the U.K. and MCI and one-time costs in Canada. Underlying operating margin was unchanged at 9.0%, with the increase in U.S. operating income offset by declines in Canada and the U.K.
The following table highlights summarized components of our sales volume for the 13 weeks ended March 31, 2012, and March 26, 2011.

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011	% change
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	3.605	3.678	(2.0)%
Royalty volume(1)	0.100	0.069	44.9%
Owned volume	3.705	3.747	(1.1)%
Proportionate share of equity investment sales-to-retail(2)	6.216	6.216	—%
Total worldwide beer volume	9.921	9.963	(0.4)%

(1)	Includes our U.K. segment volume in Ireland and our MCI segment volume in Mexico, Ukraine, Spain, Russia, Vietnam and Philippines.

(2)	Reflects the addition of our proportionate share of equity method investments sales-to-retail for the periods presented.
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
Synergies and other cost savings initiatives
We achieved approximately $10 million and $136 million of cost savings in the first quarter of 2012 and program to date, respectively, toward our second Resources for Growth, or RFG2, program's three-year goal of $150 million of annualized cost reductions by 2012.
In addition to our RFG2 savings, MillerCoors delivered incremental cost savings of $25 million in the first quarter of 2012. We benefit from 42% of the MillerCoors cost savings.
Income taxes
Our effective tax rate and underlying effective tax rate for the first quarter of 2012 were approximately 18% and 17%, respectively, compared to approximately 16% and 17%, respectively, for the first quarter of 2011. We anticipate that our 2012 full year effective tax rate will be in the range of 17% to 21%.

	For the Thirteen Weeks Ended
	March 31, 2012	March 26, 2011
Effective tax rate	18%	16%
Adjustments:
Tax rate changes	(1)%	1%
Non-GAAP: Underlying effective tax rate	17%	17%
Discontinued operations
Discontinued operations are primarily associated with the formerly-owned Cervejarias Kaiser Brasil S.A. ("Kaiser") business in Brazil. See Part I—Item 1. Financial Statements, Note 8 "Discontinued Operations" and Note 15 "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for discussions of the nature of amounts recognized in the Discontinued Operations section of the condensed consolidated statements of operations, which consists primarily of amounts associated with indemnity obligations to FEMSA Cerveza S.A. de C.V. ("FEMSA") related to purchased tax credits and other tax, civil and labor issues.
We recognized a gain of $0.1 million and a gain of $0.3 million in the first quarters of 2012 and 2011, respectively, associated with adjustments to the indemnity liabilities due to foreign exchange gains and losses.
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

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011	% change
	(In millions, except percentages)
Volume in hectoliters	1.686	1.713	(1.6)%
Net sales	$402.3	$393.8	2.2%
Cost of goods sold	(242.4)	(225.1)	7.7%
Gross profit	159.9	168.7	(5.2)%
Marketing, general and administrative expenses	(113.0)	(112.5)	0.4%
Special items, net	(2.1)	(2.2)	(4.5)%
Operating income	44.8	54.0	(17.0)%
Other (expense) income, net	(0.9)	(1.8)	(50.0)%
Income (loss) from continuing operations before income taxes	$43.9	$52.2	(15.9)%
Adjusting items:
Special items	2.1	2.2	(4.5)%
Non-GAAP: Underlying pretax income	$46.0	$54.4	(15.4)%
N/M = Not meaningful
Foreign currency impact on results
During the first quarter of 2012, the Canadian Dollar ("CAD") depreciated 1.6% versus the USD, resulting in an approximate $2 million negative impact to USD income from continuing operations before income taxes and USD underlying pretax income.
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
Volume and net sales
Our first quarter of 2012 Canada sales-to-retail ("STRs") decreased 0.5%, due to declines in the West region. Our market share declined approximately a half-share point in the first quarter of 2012. The Canadian beer industry volume increased approximately 1.3% in the first quarter of 2012.
Our Canada sales volume was 1.686 million hectoliters in the first quarter of 2012, down 1.6%, driven by the decline in STRs and a reduction in import brand inventories compared to the first quarter of 2011.
Net sales per hectoliter increased 5.1% in local currency in the first quarter of 2012, driven by positive pricing and the addition of contract brewing sales to NAB, partially offset by negative sales mix.
Cost of goods sold
Cost of goods sold per hectoliter increased 10.7% in local currency in the first quarter of 2012, due to the cost of brewing beer under our NAB contract this year, input inflation and higher pension costs.
Marketing, general and administrative expenses
Marketing, general & administrative expense in the first quarter of 2012 increased 1.8% in local currency, primarily due to cycling the release of an indirect tax reserve in the first quarter of 2011.
Special items, net
During the first quarter of 2012, we recognized restructuring charges of $1.6 million and special termination charges of $0.5 million. During the first quarter of 2011, we recognized special termination charges of $2.7 million and $0.6 million benefit related to receipt of insurance proceeds in excess of expense incurred related to flood damages in our Toronto offices. See Part I—Item 1. Financial Statements, Note 6 "Special Items" to the unaudited condensed consolidated financial statements for further discussion.

Other income (expense), net
Other expense decreased $0.9 million in the first quarter of 2012 due to foreign currency movements.
United States Segment
The results and financial position of our U.S. segment operations are fully composed of our interest in MillerCoors and are being accounted for and reported by us under the equity method of accounting. See Part I—Item 1. Financial Statements, Note 4 "Investments" to the unaudited condensed consolidated financial statements for additional information.
The results of operations for MillerCoors for the three months ended March 31, 2012, and March 31, 2011, are as follows:

	For the Three Months Ended
	March 31, 2012	March 31, 2011	% change
	(In millions, except percentages)
Volumes in hectoliters	17.358	17.401	(0.2)%
Sales	$2,034.6	$1,975.3	3.0%
Excise taxes	(274.8)	(276.2)	(0.5)%
Net sales	1,759.8	1,699.1	3.6%
Cost of goods sold	(1,070.0)	(1,063.0)	0.7%
Gross profit	689.8	636.1	8.4%
Marketing, general and administrative expenses	(410.8)	(396.0)	3.7%
Special items, net	—	(1.4)	(100.0)%
Operating income	279.0	238.7	16.9%
Other income (expense), net	1.3	(0.4)	N/M
Income from continuing operations before income taxes and noncontrolling interests	280.3	238.3	17.6%
Income tax expense	(0.7)	(1.5)	(53.3)%
Income from continuing operations	279.6	236.8	18.1%
Less: Net income attributable to noncontrolling interests	(4.3)	(2.1)	104.8%
Net income attributable to MillerCoors	$275.3	$234.7	17.3%
Adjusting items:
Special items, net	—	1.4	(100.0)%
Non-GAAP: Underlying net income attributable to MillerCoors	$275.3	$236.1	16.6%
N/M = Not meaningful

The following represents MCBC's proportional share of MillerCoors net income reported under the equity method (in millions, except percentages):

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011	% change
	(In millions, except percentages)
Net income attributable to MillerCoors	$275.3	$234.7	17.3%
MCBC economic interest	42%	42%
MCBC proportionate share of MillerCoors net income	115.6	98.6	17.2%
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(1)	0.4	2.4	(83.3)%
Share-based compensation adjustment(1)	2.9	0.2	N/M
Equity income in MillerCoors	$118.9	$101.2	17.5%
Adjusting items:
MCBC proportionate share of MillerCoors special items	—	0.6	(100.0)%
Non-GAAP: Underlying net income attributable to MillerCoors	$118.9	$101.8	16.8%

(1)	See Part I—Item 1. Financial Statements, Note 4 "Investments" to the unaudited condensed consolidated financial statements for a detailed discussion of these equity method adjustments.
Volume and net sales
Adjusted for trading days, MillerCoors domestic STRs for the first quarter of 2012 declined 1.6%. Unadjusted STRs were unchanged from a year ago. This performance represents meaningful improvement over the prior three quarters and was aided by unseasonably warm weather in the month of March across much of the country, but particularly in core markets. Domestic sales-to-wholesalers for the first quarter of 2012 declined 0.9% driven by the decline in distributor inventories. Total sales volume declined 0.2% in the first quarter, due to the decline in domestic sales-to-wholesalers partially offset by increased contract brewing volume.
Domestic net sales per hectoliter increased 3.9% for the first quarter of 2012, driven by positive pricing and sales mix. Total net sales per hectoliter, including contract brewing and company-owned distributor sales, increased 3.8% for the first quarter of 2012.
Cost of goods sold
Cost of goods sold per hectoliter increased 0.9% in the first quarter of 2012, due to packaging innovation, higher freight, brand premiumization and brewing material costs, partially offset by cost savings initiatives.
Marketing, general and administrative expenses
For the first quarter of 2012, marketing, general and administrative expenses increased 3.7%, driven by the one-time receipt of $14 million from a third party in the first quarter of 2011 and an increase in short-term and long-term employee incentive expenses in the first quarter of 2012. These increases were partially offset by the re-phasing of certain marketing programs to the upcoming three quarters.
Special items, net
There were no special items during the first quarter of 2012. During the first quarter of 2011, MillerCoors incurred special charges totaling $1.4 million, driven by relocation expense related to the integration of MillerCoors.
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

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011	% change
	(In millions, except percentages)
Volume in hectoliters(1)	1.739	1.771	(1.8)%
Net sales(1)	$263.4	$274.7	(4.1)%
Cost of goods sold	(181.0)	(188.0)	(3.7)%
Gross profit	82.4	86.7	(5.0)%
Marketing, general and administrative expenses	(83.8)	(82.4)	1.7%
Special items, net	1.7	2.2	(22.7)%
Operating income (loss)	0.3	6.5	(95.4)%
Interest income(2)	1.5	1.5	—%
Other income (expense), net	(0.5)	(1.2)	(58.3)%
Income (loss) from continuing operations before income taxes	$1.3	$6.8	(80.9)%
Adjusting items:
Special items	(1.7)	(2.2)	(22.7)%
Employee related expense adjustment	(0.7)	—	N/M
Non-GAAP: Underlying pretax income (loss)	$(1.1)	$4.6	(123.9)%
N/M = Not meaningful

(1)
Reflects gross segment sales and for the first quarter of 2012 includes intercompany sales to MCI of 0.044 million hectoliters and $2.7 million of net sales. The offset is included within MCI cost of goods sold. These amounts are eliminated in the consolidated totals.

(2)	Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by note receivable balances outstanding from period-to-period.
Foreign currency impact on results
During the first quarter of 2012, the British Pound ("GBP") depreciated slightly versus the USD resulting in an insignificant decrease to USD income from continuing operations before income taxes and USD underlying pretax loss.
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
Volume and net sales
Our U.K. STRs decreased 3.9% in the first quarter of 2012, which reflects the adverse impact of the timing of the 53rd week in 2011 and customer buy-in ahead of our January 2012 price increase. Our market share increased slightly in the first quarter driven by strong on-premise channel performance. The total U.K. beer industry volume decreased approximately 5% in the first quarter of 2012.
In the first quarter of 2012, net sales per hectoliter decreased 0.7% in local currency, driven by lower sales of factored brands, which are third party brands for which we provide distribution to retail, and lower pricing in the off-premise as a result of competitive market dynamics and adverse customer mix. This was partially offset by positive on-premise pricing, which drove overall favorable owned-brand pricing.
Cost of goods sold
Cost of goods sold per hectoliter decreased 0.4% in local currency in the first quarter of 2012, driven by results of cost savings initiatives and lower sales of factored brands, partially offset by higher input inflation and higher pension expense.
Marketing, general and administrative expenses
Marketing, general and administrative expense increased 3.5% in local currency in the first quarter of 2012, due to higher marketing investments and pension expense, partially offset by lower overhead costs.

Special items, net
During the first quarter of 2012, we recognized a gain of $3.5 million related to a release of a portion of a non-income-related tax reserve recorded as a special item in 2009. Additionally during the first quarter of 2012, we recognized costs of $1.8 million relating to company-wide efforts to increase efficiency in operations. During the first quarter of 2011, we recognized a gain of $2.5 million related to a portion of a non-income-related tax reserve. Additionally, during the first quarter of 2011, we recognized $0.3 million related to restructuring charges. See Part I—Item 1. Financial Statements, Note 6 "Special Items" to the unaudited condensed consolidated financial statements for further discussion.
Other income (expense), net
During the first quarter of 2012, we recognized other expense of $0.5 million, due primarily to foreign currency movements. During the first quarter of 2011, we recognized other expense of $1.2 million, driven by $0.9 million leasehold costs and $0.2 million due to foreign currency movements.
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

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011	% change
	(In millions, except percentages)
Volume in hectoliters(1)	0.224	0.194	15.5%
Net sales	$28.1	$21.6	30.1%
Cost of goods sold(2)	(18.5)	(13.9)	33.1%
Gross profit	9.6	7.7	24.7%
Marketing, general and administrative expenses	(18.3)	(15.2)	20.4%
Special items, net	—	—	—%
Operating loss	(8.7)	(7.5)	16.0%
Other income (expense), net	0.1	—	N/M
Income (loss) from continuing operations before income taxes	$(8.6)	$(7.5)	14.7%
Adjusting items:
Special items	—	—	—%
Non-GAAP: Underlying pretax loss(3)	$(8.6)	$(7.5)	14.7%
N/M = Not meaningful

(1)	Excludes royalty volume of 0.067 million hectoliters and 0.041 million hectoliters in the first quarter of 2012 and first quarter of 2011, respectively.

(2)
Reflects gross segment amounts and for 2012 includes intercompany cost of goods sold from the U.K. of $2.7 million. The offset is included within U.K. net sales. These amounts are eliminated in the consolidated totals.

(3)	Includes loss attributable to noncontrolling interest of $0.5 million and $0.9 million in the first quarter of 2012 and the first quarter of 2011, respectively.
Foreign currency impact on results
Our MCI segment operates in numerous countries around the world, and each country's operations utilize distinct currencies. MCI's results were insignificantly impacted by foreign currency movements in both 2012 and 2011. This includes an insignificant effect on both USD losses before income taxes and USD underlying pre-tax loss.
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

Volume and net sales
MCI STRs increased 23.5% in the first quarter of 2012, due to the addition of Ukraine and India sales, along with Coors Light growth in Latin America. Excluding royalty sales (primarily in Mexico and Europe), MCI reported sales volume grew 15.5%.
First quarter net sales increased 30.1%, driven primarily by higher sales volume and positive sales mix including higher sales of Zima and Modelo brands in Japan.
Cost of goods sold
Cost of goods sold increased 33.1% in the first quarter of 2012, driven primarily by higher sales volume and sales mix including higher sales of Zima and Modelo brands in Japan.
Marketing, general and administrative expenses
Marketing, general and administrative expense for MCI was $18.3 million in the first quarter of 2012, an increase of $3.1 million, or 20.4%, due to incremental brand investments in priority markets, along with infrastructure investments.
Special items, net
There were no special items in the first quarter of 2012 or in the first quarter of 2011. See Part I—Item 1. Financial Statements, Note 6 "Special Items" to the unaudited condensed consolidated financial statements for further discussion.
Corporate
Corporate includes corporate interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, finance and accounting, treasury, insurance and risk management.

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011	% change
	(In millions, except percentages)
Volume in hectoliters	—	—	—%
Net sales	$0.3	$0.3	—%
Cost of goods sold	0.4	(0.2)	N/M
Gross profit	0.7	0.1	N/M
Marketing, general and administrative expenses	(33.1)	(28.3)	17.0%
Special items, net	(1.1)	—	N/M
Operating loss	(33.5)	(28.2)	18.8%
Interest expense, net	(25.3)	(28.3)	(10.6)%
Other income (expense), net	(0.1)	2.3	(104.3)%
Income (loss) from continuing operations before income taxes	$(58.9)	$(54.2)	8.7%
Adjusting items:
Special items	1.1	—	N/M
Costs related to StarBev acquisition	6.1	—	N/M
Environmental litigation provisions	—	0.2	(100.0)%
Foster's total return swap	—	(0.8)	(100.0)%
Unrealized gain on commodity swaps	(0.5)	—	N/M
Non-GAAP: Underlying pretax loss	$(52.2)	$(54.8)	(4.7)%
N/M = Not meaningful
Marketing, general and administrative expenses
Marketing, general and administrative expenses were $33.1 million in the first quarter of 2012, an increase of $4.8 million, or 17.0%, due to first quarter costs related to the pending acquisition of StarBev partially offset by lower employee incentive compensation costs.

Special items, net
During the first quarter of 2012, we recognized restructuring charges of $1.1 million. There were no special items in the first quarter of 2011. See Part I—Item 1. Financial Statements, Note 6 "Special Items" to the unaudited condensed consolidated financial statements for further discussion.
Interest expense, net
Corporate net interest expense decreased $3.0 million, or 10.6%, in the first quarter of 2012, due to the net investment hedge designation of our cross currency swap contracts in the fourth quarter of 2011. As a result of this designation, all changes in fair value of the designated swaps, inclusive of the periodic interest incurred, are recorded in accumulated other comprehensive income, partially offsetting the movements resulting from the periodic translation adjustment of our Canadian business.
Other income (expense), net
Corporate other expense was $0.1 million in the first quarter of 2012. Corporate other income was $2.3 million in the first quarter of 2011, driven by a $0.8 million mark-to-market gain related to final settlement of the remaining total return swaps and related financial instruments we arranged with respect to Foster's common stock, as well as $1.4 million related to foreign currency movements.
Liquidity and Capital Resources
Our primary sources of liquidity include cash provided by operating activities, access to external borrowings and monetization of assets. We believe that cash flows from operations, including distributions from MillerCoors, and cash provided by short-term and long-term borrowings, when necessary, will be more than adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, and anticipated dividend payments and capital expenditures for the next twelve months, and our long-term liquidity requirements.
A significant portion of our cash flows from operating activities are generated outside the U.S., in currencies other than USD. As of March 31, 2012, approximately 15% of our cash and cash equivalents were denominated in foreign currencies. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We have accrued for U.S. federal and state tax liabilities on the earnings of our foreign subsidiaries, except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal and state income tax payments in future years. We utilize a variety of financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.
Net Working Capital
As of March 31, 2012, December 31, 2011, and March 26, 2011, we had net working capital of $862.4 million, $887.7 million and $761.0 million, respectively, excluding short-term borrowings and current portion of long-term debt. We commonly operate at minimal positive working capital levels or working capital deficits given the relatively quick turnover of our receivables and inventory, the levels of which fluctuate with the seasonality in our business. However, our current working capital level is bolstered by a high level of cash generated from revenue growth, as well as various cost saving initiatives. Our working capital is also sensitive to foreign exchange rates, as a significant majority of current assets and current liabilities are denominated in either CAD or GBP, while financial results are reported in USD. Below is a table outlining our current and historical net working capital levels (in millions):

	As of
	March 31, 2012	December 31, 2011	March 26, 2011
Current assets	$1,874.2	$2,118.0	$2,069.9
Less: Current liabilities	(1,060.0)	(1,277.2)	(1,310.9)
Add: Current portion of long-term debt and short-term borrowings	48.2	46.9	2.0
Net working capital	$862.4	$887.7	$761.0

Cash Flows
Our business usually generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. Risk Factors in our Annual Report.
Cash Flows from Operating Activities
Net cash provided by operating activities of $50.4 million for the first quarter of 2012, increased by $5.4 million compared to the first quarter of 2011.

•
Net income for the first quarter of 2012 including noncontrolling interest was lower by $3.3 million driven by input inflation, higher pension costs in Canada and the U.K., and costs related to the StarBev acquisition, partially offset by higher equity income in the U.S..

•	This decrease was offset by an increase of distributions from unconsolidated affiliates of $5.3 million and improved working capital.
Cash Flows from Investing Activities
Net cash used in investing activities of $258.2 million for the first quarter of 2012, increased by $113.6 million compared to the first quarter of 2011.

•
Higher net cash used in investing activities was driven by the $110.6 million settlement of approximately 33% of our remaining cross currency swaps designated as a net investment hedge. See Part I—Item 1. Financial Statements, Note 13 "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements.

•
Additionally, higher net cash used was driven by increased net contributions to MillerCoors of $11.7 million in the first quarter of 2012 and $15.4 million of proceeds received in the first quarter of 2011 from the final settlement of the total return swaps and related financial instruments related to Foster's common stock.

•	This increase in net cash used was partially offset by the $29.4 million acquisition of Sharp's Brewery Ltd. in the first quarter of 2011.

•	Capital expenditures of $33.8 million were consistent with the first quarter of 2011.
Cash Flows from Financing Activities
Net cash used in financing activities of $45.9 million for the first quarter of 2012, decreased by $4.2 million compared to the first quarter of 2011.

•
Higher net cash received in financing activities was driven by an increase of $15.4 million related to the exercise of stock options. The number of options exercised increased by 0.5 million shares and was driven by a significant number of awards nearing expiration.

•
This was partially offset by an increase in dividends paid of $5.7 million in the first quarter of 2012 compared to the first quarter of 2011 due to a 14.3% dividend increase to shareholders of common and exchangeable shares, effective in the second quarter of 2011.

Capital Resources
Cash and Cash Equivalents
As of March 31, 2012, we had total cash and cash equivalents of $836.3 million, compared to $1,078.9 million at December 31, 2011, and $1,081.7 million at March 26, 2011. Our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 90 days or less. These investments are viewed by management as low-risk investments and on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary. Long-term debt was $1,950.4 million, $1,914.9 million and $2,003.2 million at March 31, 2012, December 31, 2011, and March 26, 2011, respectively. Not included in these amounts are $44.6 million as of March 31, 2012, $44.7 million as of December 31, 2011, and $0.0 million as of March 26, 2011, related to the current portion of long-term debt.
Borrowings
The majority of our debt outstanding as of March 31, 2012, consisted of publicly traded notes, with maturities ranging from 2012 to 2017. Credit markets in the United States and across the globe have improved significantly since the financial crisis of late 2008. Based on communications with the lenders that are party to our credit facilities, we are confident in our ability to draw on such credit facilities if the need arose. There were no outstanding borrowings on our 4-year revolving $400 million credit facility as of March 31, 2012, which was issued in the second quarter of 2011. We also have uncommitted lines of credit with several banks should certain business units need additional short-term liquidity. In connection with our anticipated purchase of StarBev, we have subsequently issued new senior notes and entered into new credit arrangements discussed in more detail within Part I—Item 1. Financial Statements, Note 17 "Subsequent Events."
Under the terms of some of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions. As of March 31, 2012, we were in compliance with all of these restrictions.
Use of Cash
As discussed within the Business Overview section and Part I—Item 1. Financial Statements, Note 17 "Subsequent Events," on April 3, 2012, we have agreed to purchase StarBev for approximately €2.65 billion (or $3.54 billion). Along with this acquisition, we continue to take a balanced approach to our use of cash in 2012 and beyond, which could include debt repayment, cash dividends, stock repurchases, pension plan funding, settling out-of-the money cross-currency swaps, preserving cash flexibility for other potential strategic investments and other general corporate uses.
On August 2, 2011, we announced that our Board of Directors approved a new program authorizing the repurchase, of up to $1.2 billion of our Class B common stock, with an expected program term of three years. This program was later extended to Class A shares although the primary focus has been on Class B shares. There were no repurchases in the first quarter of 2012 and we do not expect further repurchases until our debt ratios return closer to levels maintained prior to the financing activities related to our acquisition of StarBev.
Credit Rating
Following our offering of $1.9 billion of senior notes, DBRS and Moody's Investor Service each maintained our stable outlook while reducing our ratings from BBB High to BBB and from Baa1 to Baa2, respectively. Standard and Poor's maintained our BBB- rating while reducing its outlook from positive to negative. Our BBB- rating from Standard & Poor's is one notch above "below investment grade." Additionally, Fitch initiated their rating of BBB stable. A securities rating is not a recommendation to buy, sell or hold securities, and it may be revised or withdrawn at any time by the rating agency.

MillerCoors
MillerCoors distributes its excess cash to its owners, SABMiller and MCBC, on a 58%/42% basis, respectively. MillerCoors does not carry significant debt obligations, and there are no restrictions from external sources on its ability to make cash distributions to its owners.
MillerCoors recognized $71.1 million and $71.5 million of depreciation and amortization during the first quarter of 2012 and the first quarter of 2011, respectively.
As of March 31, 2012, and December 31, 2011, MillerCoors had cash of $27.4 million and $30.4 million, respectively. As of March 31, 2012, and December 31, 2011, total debt was $28.3 million and $28.2 million, respectively.
MillerCoors contributed $39.1 million to its defined benefit pension plans during the first quarter of 2012. For 2012, MillerCoors' contributions to its defined benefit pension plans are expected to be approximately $110 million to $130 million (our 42% share is $46 million to $55 million), which are not included in our contractual cash obligations discussion below.

Foreign Exchange
Foreign exchange risk is inherent in our operations primarily due to the significant operating results that are denominated in currencies other than USD, predominantly CAD and GBP. Our approach is to reduce the volatility of cash flows and reported earnings which result from currency fluctuations rather than business related factors. Therefore, we closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to foreign currency fluctuations. Our financial risk management policy is intended to offset a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. See Part I—Item 1. Financial Statements, Note 13 "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements for further discussion on our financial risk management strategies.

Capital Expenditures
In the first quarter of 2012, we spent $33.8 million on capital improvement projects worldwide, which excludes capital spending by MillerCoors and other equity method joint ventures, representing a slight decrease from the $34.3 million of capital expenditures in the first quarter of 2011. We continue to expect to incur capital expenditures for 2012 of approximately $200 million, excluding capital spending by MillerCoors and other equity method joint ventures.

Contractual Obligations and Commercial Commitments
Contractual Cash Obligations as of March 31, 2012
We have contractual cash obligations as of March 31, 2012, pertaining to debt, interest payments, derivative payments, retirement plans, operating leases, unrecognized tax benefits, indemnities provided to FEMSA for which we are unable to make estimates for timing of any related cash payments, and other obligations totaling $5.9 billion. The increase from $5.6 billion at December 31, 2011, is primarily driven by a $0.3 billion commitment for malt purchases in Canada over the next five years.
Consistent with our plan to reduce liability related to our cross currency swaps through a combination of settlement and extension, in March 2012 we cash settled approximately 25% of the original GBP 530 million/$774 million and CAD 1.2 billion/GBP 530 million cross currency swaps. As a result of the settlement, we extinguished $110.6 million of the outstanding liability, resulting in a net liability of $220.1 million at March 31, 2012. We had also cash settled approximately 25% of the original cross currency swaps in September 2011. The remaining half of the original cross currency swaps mature in March 2014.
See Part I—Item 1. Financial Statements, Note 17 "Subsequent Events" to the unaudited condensed consolidated financial statements for discussion of obligations related to our announced acquisition of StarBev.
Other commercial commitments as of March 31, 2012

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$24.7	$24.7	$—	$—	$—

Contingencies
We enter into contractual arrangements under which we may agree to indemnify third parties from any losses or guarantees incurred relating to pre-existing conditions arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. See Part I—Item 1. Financial Statements, Note 15, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for a discussion of our indemnity and environmental obligations.
We provide indemnities to FEMSA regarding certain tax, civil and labor claims, including cases related to purchased tax credits. See Part I—Item 1. Financial Statements, Note 15, "Commitments and Contingencies—Kaiser and Other Indemnity Obligations," to the unaudited condensed consolidated financial statements, for a detailed discussion.

Off-Balance Sheet Arrangements
As of March 31, 2012, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook for 2012
We expect 2012 to be as challenging as 2011 in all our markets. Additionally in 2012, we anticipate adverse foreign exchange rates and increased pension expense.
For the balance of the year, we are investing incrementally in our brands and innovation to drive better performance in the years ahead. We also expect higher input costs in all of our businesses, some of which we expect to offset with additional cost-reduction initiatives across our company. Later in 2012, we will be cycling last year's lower employee incentive expense and the 53rd week sales in Canada, the U.K. and MCI.
Outlook for 2012 excludes the StarBev acquisition, which has not yet closed. We plan to update our outlook to include

StarBev later in the year when we have closed and reported financial results for the business.
In April, we rolled out Coors Light Iced T across Canada, and in June our above-premium portfolio will be strengthened through the addition of the Newcastle and Strongbow brands.
We continue to expect our 2012 Canada cost of goods sold per hectoliter to increase at a mid-single-digit rate in local currency, partially due to the cost of brewing NAB contract volume, which was largely absent from the first half results in 2011.
In the U.S., we have strong marketing and sales programming behind our key brands this year leading into peak season, especially for Miller Lite, Coors Light and Miller64. We are also introducing or testing a range of new brands, and we are rolling out new packaging innovations including the Miller Lite Punch Top Can, to help build our existing brands.
We continue to expect MillerCoors cost of goods sold per hectoliter to increase at a low-single-digit rate in 2012 largely due to increases in freight and fuel costs.
In the U.K., line extensions Carling Chrome and Carling Zest will receive increased marketing support, as will Coors Light to extend its current strong double-digit volume growth.
We now expect our 2012 U.K. cost of goods sold per hectoliter to grow at a mid-single-digit rate in local currency, driven by input inflation, sales mix and one-time expenses related to the U.K. brewery improvements this year, partly offset by cost savings and lower expected sales of lower margin factored beverages this year.
The annual MCI investment will be similar to 2011 with phasing biased to the first half of the year. Our over-riding goal for MCI remains to build this group of businesses quickly and to reduce our investment per hectoliter, so that this segment becomes a significant contributor to total-company profitability by 2015.
Excluding StarBev related costs, we continue to expect 2012 marketing, general and administrative expense in Corporate to be approximately $115 million, which would represent a $12 million increase from 2011, driven by higher incentive compensation and project expense.
Interest
We continue to anticipate 2012 Corporate net interest expense of approximately $100 million at March 31, 2012, foreign exchange rates, excluding U.K. trade loan interest income and StarBev-related costs.
Tax
Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled. We continue to anticipate that our 2012 effective tax rate on income will be in the range of 17% to 21%. We continue to expect our normalized long-term tax rate to be in the range of 22% to 26%, but we anticipate that it will take a few years to move up to that range. In addition, there are other pending law changes in the U.S., U.K., and Canada that if enacted, could have an impact on our effective tax rate.
Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first quarter of 2012.

Through our annual impairment testing in 2011, we determined that the fair value of our China reporting unit, included in MCI, was not significantly in excess of its carrying value (of which $9.6 million is goodwill as of March 31, 2012). Since its inception, the performance of MC Si'hai (included in our China reporting unit) has not met our expectations due to delays in executing our business plans. As a result, the fair value of our China reporting unit only exceeded its carrying value by 4%. We continue to work at resolving the delays in executing our business plans, including ongoing discussions with the JV partner intended to overcome these difficulties. While there have not been events or changes in circumstances since our annual impairment testing in 2011 that would more likely than not reduce the China reporting unit fair value below its carrying value, we will continue to monitor the progress of these negotiations and discussions with our JV partner. There is no assurance that our efforts will be successful and, as a result, we may be required to record a goodwill impairment charge in the future related to the China reporting unit of up to $9.6 million.

New Accounting Pronouncements Not Yet Adopted
Disclosure about Offsetting Assets and Liabilities
In December 2011, the Financial Accounting Standards Board issued authoritative guidance enhancing the disclosure requirements related to offsetting asset and liability positions. The update creates new disclosure requirements about the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to better facilitate comparison between financial statements prepared under U.S. GAAP and International Financial Reporting Standards by requiring entities to provide financial statement users information about both gross and net exposures. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods thereafter. We do not anticipate that this guidance will have an impact on our financial position or results from operations. However, we are currently evaluating the impact of this guidance on our existing disclosures.
See Part I—Item 1. Financial Statements, Note 2 "New Accounting Pronouncements" to the unaudited condensed consolidated financial statements for a description of new accounting pronouncements that we have adopted.

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
For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Item 1. Financial Statements, Note 13 "Derivative Instruments and Hedging Activities," to the unaudited condensed consolidated financial statements. On a rolling twelve-month basis, maturities of derivative financial instruments held on March 31, 2012, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$(229.8)	$(9.3)	$(220.5)	$—	$—
Sensitivity Analysis
Our market sensitive derivative and other financial instruments, as defined by the Securities and Exchange Commission ("SEC"), are foreign currency forward contracts, commodity swaps, interest rate swaps and cross currency swaps. We monitor foreign exchange risk, interest rate risk, commodity risk, equity price risk and related derivatives using a sensitivity analysis.
The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign exchange rates, and commodity prices of our derivative and debt portfolio:

	As of
Estimated fair value volatility	March 31, 2012	December 31, 2011
	(In millions)
Foreign currency risk:
Forwards	$(72.2)	$(72.6)
Interest rate risk:
Debt	$(144.0)	$(124.2)
Commodity price risk:
Swaps	$(1.5)	$(2.7)
Cross currency risk:
Swaps	$(59.7)	$(91.0)
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1.    Legal Proceedings
We are party to various legal proceedings arising in the ordinary course of business as described in Part I—Item 1. Financial Statements, Note 15, "Commitments and Contingencies—Litigation and Other Disputes" to the unaudited condensed consolidated financial statements, which if decided adversely to or settled by us, may, individually or in the aggregate, be material to our financial condition or results of operations. We may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if we believe such settlement is in the best interests of our stockholders.
In 1999, Molson entered into an agreement for the distribution of Molson products in Brazil. In 2000, before commencing distribution in Brazil, Molson terminated the distribution agreement and paid the distributor $150,000 in settlement. The distributor sued Molson to set aside the settlement and to seek additional compensation. The Appellate Court of the State of Rio de Janeiro ("Appellate Court") set aside the settlement agreement and determined that Molson was liable to the distributor, with the amount of damages to be determined through subsequent proceedings. An appeal of the liability decision is currently pending before the Brazilian Superior Court of Justice, which allowed Molson's appeal during the fourth quarter of fiscal year 2009 and agreed to hear the merits of Molson's appeal. The case was remanded to a Rio de Janeiro trial court to determine the amount of damages. The trial court retained an expert who provided a report adopting the position of the distributor and recommended damages based on a business plan that was never implemented. Molson challenged the irregularity of the expert process, the impartiality of the expert, as well as the report's specific recommendation. The trial court denied Molson's challenges. Molson filed an appeal before the Appellate Court regarding these procedural irregularities, which was denied during the fourth quarter of fiscal year 2009. Following the trial court's procedural ruling during the third quarter of 2009, that court handed down a decision in the distributor's favor granting the full amount of the lost anticipated profits alleged by the distributor, approximately $42 million, plus attorney's fees and accrued interest from the termination of the distribution agreement. Molson appealed the judgment to the Appellate Court. During the fourth quarter of 2009, the Appellate Court directed the court-retained expert to explain the basis for his damages calculation. During the first quarter of 2010, the Appellate Court granted Molson's appeal and vacated the $42 million judgment. The Appellate Court remanded the proceeding to the trial court and ordered that court to select a different expert. The Appellate Court furthermore directed the trial court to use specific criteria in setting damages, the effect of which should be to substantially reduce the award. Molson sought clarification as to the precise criteria to be used. In April 2010, the Appellate Court denied Molson's motion for clarification, but limited the accrual of interest in this matter. In October 2010, the Appellate Court denied the distributor's motion to set aside the vacation of the $42 million judgment. In July 2011, the trial court selected a new expert who is beginning to formulate a new calculation of damages. Subsequent to the end of the first quarter of 2012, we entered into settlement negotiations with the distributor and have agreed in principle to settle this litigation for approximately $7.1 million, including legal fees. We anticipate finalizing this settlement during the second quarter of 2012.

On February 9, 2012, the Oglala Sioux Tribe ("OST") of South Dakota filed a lawsuit in federal district court in Nebraska against four beer retailers in Whiteclay, Nebraska, and the distributors and brewers, including MillerCoors (and its parents, which include us), who make and distribute the beer sold at those retailers. Whiteclay, Nebraska, is across the state border from the Pine Ridge Indian Reservation ("PRIR") in South Dakota, where the OST resides. The sale and consumption of beer is prohibited in the PRIR. The complaint was amended on February 17, 2012. The amended complaint alleges that the manufacturing and distributor defendants acted in concert with the retailers to promote and sell beer that they knew would be transported to and eventually resold and consumed in the PRIR, and that these sales of beer were illegal under federal law and the laws of Nebraska and the OST. The amended complaint also seeks injunctive relief limiting the amount of beer sold by the retailers in Whiteclay. During the first quarter of 2012, MCBC was voluntarily dismissed from the lawsuit by the OST without prejudice to the rights of the OST, if any, to bring future claims against MCBC. MillerCoors remains a party to the lawsuit.
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

ITEM 1A.    Risk Factors
In addition to the factors discussed in Part I—Item 1A. Risk Factors in our Annual Report for the year ended December 31, 2011, we have identified the following additional risk factors related to us entering into a sale and purchase agreement (the ‘‘SPA’’) to purchase all of the issued share capital of StarBev Holdings S.à r.l. (including its subsidiaries, ‘‘StarBev’’) from StarBev L.P. (the ‘‘Seller’’) (the ‘‘Acquisition’’), which we entered into on April 3, 2012. You should carefully consider the factors discussed below and in Part I—Item 1A. Risk Factors in our Annual Report, which could materially affect our business, financial condition and/or future results. The risks described herein and in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

We may not recognize the benefits of the Acquisition.
We may not realize the expected benefits of the Acquisition because of integration difficulties and other challenges. The success of the Acquisition will depend, in part, on our ability to realize all or some of the anticipated synergies and other benefits from integrating StarBev's business with our existing businesses. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of StarBev's business include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	possible inconsistencies in standards, controls, procedures and policies, and compensation structures between
StarBev's structure and our structure;

•	failure to retain key customers and suppliers;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;

•	operating risks inherent in StarBev's business and our business;

•	unanticipated issues, expenses and liabilities; and

•	unfamiliarity with operating in Central and Eastern Europe.
We may not be able to maintain the levels of revenue, earnings or operating efficiency that each of Molson Coors and StarBev had achieved or might achieve separately. In addition, we may not accomplish the integration of StarBev's business smoothly, successfully or within the anticipated costs or timeframe. Moreover, the markets in which StarBev operates may not experience the growth rates expected and any further economic downturn affecting Europe could negatively impact StarBev's business. These markets are in differing stages of development and may experience more volatility than expected or face more operating risks than in the more mature markets in which Molson Coors has historically operated. If we experience difficulties with the integration process or if the StarBev business or the markets in which it operates deteriorate, the anticipated cost savings, growth opportunities and other synergies of the Acquisition may not be realized fully, or at all, or may take longer to realize than expected. In such case, our business, financial condition and results of operations may be negatively impacted.

We face risks associated with the SPA in connection with the Acquisition.
In connection with the Acquisition, we will be subject to substantially all the liabilities of StarBev that are not satisfied on or prior to the closing date. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of StarBev. Under the SPA and a management warranty deed (the "Management Warranty Deed"), the Seller has agreed to provide us with a limited set of representations and warranties. Our sole remedy from the Seller for any breach of those representations and warranties is an action for indemnification, not to exceed €100 million under the SPA and €50 million under the Management Warranty Deed. Damages resulting from a breach of a representation or warranty could have a material and adverse effect on our financial condition and results of operations. In addition, we have agreed to take certain actions if required to obtain regulatory approvals, including dispositions of assets.

Impacts of the Acquisition on our financial position.
We have a significant amount, and following the Acquisition will have an additional amount, of goodwill and other intangible assets on our consolidated financial statements that are subject to impairment based upon future adverse changes in our business or prospects. In addition, we will incur a significant amount of additional indebtedness in connection with the Acquisition. After giving effect to our $1.9 billion senior notes offering, borrowings under the new credit and term loan agreements in connection with the Acquisition and the issuance of a convertible note, we would have had outstanding approximately $5,166 million of indebtedness as of March 31, 2012, the ability to incur up to an additional $250 million of indebtedness under our new revolving credit facility and up to an additional $400 million of indebtedness under our existing revolving credit facility. We may incur significantly more indebtedness in the future. As a result of the debt that we are incurring in connection with the Acquisition, we intend to hold per share dividends constant and have suspended share repurchases until our credit metrics are closer to pre-StarBev acquisition levels, and there can be no assurance that our credit ratings will remain at an investment grade level or that they will improve. We also intend to use cash from operations to reduce our debt level, which will reduce funds available for other purposes and may increase our vulnerability to adverse economic or industry conditions. In addition, our indebtedness also subjects us to financial and operating covenants, which may limit our flexibility in responding to our business needs. If we are not able to maintain compliance with stated financial ratios or if we breach any of the other covenants in any debt agreement, we could be in default under such agreement. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities for Quarter Ended March 31, 2012
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1, 2012 - January 28, 2012	—	$—	—	$878,855,139
January 29, 2012 - February 25, 2012	—	—	—	878,855,139
February 26, 2012 - March 31, 2012	—	—	—	878,855,139
Total	—	$—	—	$878,855,139

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

ITEM 4.    Mine Safety Disclosures
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

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations for the 13 weeks ended March 31, 2012, and March 26, 2011, (ii) the Unaudited Condensed Consolidated Statements of Other Comprehensive Income for the 13 weeks ended March 31, 2012, and March 26, 2011, (iii) the Unaudited Condensed Consolidated Balance Sheets at March 31, 2012, and December 31, 2011, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the 13 weeks ended March 31, 2012, and March 26, 2011, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, and (v) document and entity information.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ ZAHIR IBRAHIM
Zahir Ibrahim Vice President and Controller (Chief Accounting Officer) May 8, 2012