Form 10-Q
period 2012-06-30
MOLSON COORS BREWING CO
filed 2012-08-08
CIK 24545

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2012
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 2, 2012:
Class A Common Stock— 2,583,694 shares
Class B Common Stock—156,163,295 shares
Exchangeable shares:
As of August 2, 2012, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares—2,939,701 shares
Class B Exchangeable shares—19,260,822 shares
These Class A and Class B exchangeable shares offer substantially the same economic and voting rights as the respective classes of common shares of the registrant. The registrant has outstanding one share each of special Class A and Class B voting stock, through which the holders of Class A exchangeable shares and Class B exchangeable shares of Molson Coors Canada Inc. (a subsidiary of the registrant), respectively, may exercise their voting rights with respect to the registrant. The special Class A and Class B voting stock are entitled to one vote for each of the exchangeable share classes, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The trustee holder of the special Class A voting stock and the special Class B voting stock has the right to cast a number of votes equal to the number of then outstanding Class A exchangeable shares and Class B exchangeable shares, respectively.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

 MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Sales	$1,440.9	$1,383.1	$2,449.0	$2,380.4
Excise taxes	(441.5)	(449.5)	(758.2)	(756.4)
Net sales	999.4	933.6	1,690.8	1,624.0
Cost of goods sold	(580.1)	(523.9)	(1,018.9)	(951.1)
Gross profit	419.3	409.7	671.9	672.9
Marketing, general and administrative expenses	(304.8)	(272.5)	(553.0)	(510.9)
Special items, net	(21.2)	(11.0)	(22.7)	(11.0)
Equity income in MillerCoors	185.6	171.8	304.5	273.0
Operating income (loss)	278.9	298.0	400.7	424.0
Interest income (expense), net	(84.6)	(27.7)	(108.4)	(54.5)
Other income (expense), net	(70.5)	(1.8)	(71.9)	(2.5)
Income (loss) from continuing operations before income taxes	123.8	268.5	220.4	367.0
Income tax benefit (expense)	(25.9)	(43.2)	(43.2)	(59.3)
Net income (loss) from continuing operations	97.9	225.3	177.2	307.7
Income (loss) from discontinued operations, net of tax	0.8	(1.5)	0.9	(1.2)
Net income (loss) including noncontrolling interests	98.7	223.8	178.1	306.5
Less: Net (income) loss attributable to noncontrolling interests	6.4	(1.0)	6.5	(0.8)
Net income (loss) attributable to Molson Coors Brewing Company	$105.1	$222.8	$184.6	$305.7
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.58	$1.20	$1.02	$1.64
From discontinued operations	—	(0.01)	—	(0.01)
Basic net income per share	$0.58	$1.19	$1.02	$1.63
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.57	$1.19	$1.01	$1.63
From discontinued operations	—	(0.01)	—	(0.01)
Diluted net income per share	$0.57	$1.18	$1.01	$1.62
Weighted average shares—basic	180.8	187.1	180.6	187.0
Weighted average shares—diluted	181.6	188.8	181.6	188.8
Amounts attributable to Molson Coors Brewing Company
Net income (loss) from continuing operations	$104.3	$224.3	$183.7	$306.9
Income (loss) from discontinued operations, net of tax	0.8	(1.5)	0.9	(1.2)
Net income (loss) attributable to Molson Coors Brewing Company	$105.1	$222.8	$184.6	$305.7
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)
(UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Net income (loss) including noncontrolling interests	$98.7	$223.8	$178.1	$306.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(64.2)	(34.7)	43.6	127.0
Amortization of net prior service costs and net actuarial losses	5.6	(0.1)	15.5	0.8
Unrealized (loss) gain on derivative instruments	7.6	1.4	(10.2)	(6.1)
Reclassification adjustment on derivative instruments	1.7	4.7	3.5	7.2
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	(0.1)	(4.0)	9.3	8.9
Total other comprehensive income (loss), net of tax	(49.4)	(32.7)	61.7	137.8
Comprehensive income (loss)	49.3	191.1	239.8	444.3
Less: Comprehensive income (loss) attributable to the noncontrolling interest	6.4	(1.0)	6.5	(0.8)
Comprehensive income (loss) attributable to MCBC	$55.7	$190.1	$246.3	$443.5
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS) (UNAUDITED)

	As of
	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$516.0	$1,078.9
Accounts receivable, net	739.9	588.8
Other receivables, net	136.2	137.2
Inventories:
Finished, net	175.5	140.7
In process	28.5	15.3
Raw materials	43.6	41.8
Packaging materials, net	21.1	9.4
Total inventories, net	268.7	207.2
Other assets, net	140.4	94.0
Deferred tax assets	32.4	11.6
Discontinued operations	—	0.3
Total current assets	1,833.6	2,118.0
Properties, net	1,977.7	1,430.1
Goodwill	2,288.0	1,453.3
Other intangibles, net	7,125.3	4,586.0
Investment in MillerCoors	2,605.8	2,487.9
Deferred tax assets	154.4	149.9
Notes receivable, net	27.6	32.7
Other assets	224.3	165.9
Total assets	$16,236.7	$12,423.8
Liabilities and equity
Current liabilities:
Accounts payable	$492.0	$301.2
Accrued expenses and other liabilities	799.4	646.8
Derivative hedging instruments	6.4	107.6
Deferred tax liabilities	171.5	161.3
Current portion of long-term debt and short-term borrowings	802.5	46.9
Discontinued operations	14.3	13.4
Total current liabilities	2,286.1	1,277.2
Long-term debt	4,097.9	1,914.9
Pension and post-retirement benefits	687.2	697.5
Derivative hedging instruments	209.8	212.5
Deferred tax liabilities	883.8	455.6
Unrecognized tax benefits	89.1	76.4
Other liabilities	80.5	77.5
Discontinued operations	20.4	22.0
Total liabilities	8,354.8	4,733.6
Commitments and contingencies (Note 16)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, voting, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares at June 30, 2012 and December 31, 2011)	—	—
Class B common stock, non-voting, $0.01 par value per share (authorized: 500.0 shares; issued: 163.7 shares and 162.7 shares at June 30, 2012 and December 31, 2011, respectively)	1.6	1.6
Class A exchangeable shares, no par value (issued and outstanding: 2.9 shares at June 30, 2012 and December 31, 2011)	110.5	110.5
Class B exchangeable shares, no par value (issued and outstanding: 19.3 shares at June 30, 2012 and December 31, 2011)	724.8	724.8
Paid-in capital	3,604.6	3,572.1
Retained earnings	3,758.4	3,689.7
Accumulated other comprehensive income (loss)	(68.0)	(129.7)
Class B common stock held in treasury at cost (7.5 shares at June 30, 2012 and December 31, 2011)	(321.1)	(321.1)
Total Molson Coors Brewing Company stockholders' equity	7,810.8	7,647.9
Noncontrolling interests	71.1	42.3
Total equity	7,881.9	7,690.2
Total liabilities and equity	$16,236.7	$12,423.8
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Twenty-Six Weeks Ended
	June 30, 2012	June 25, 2011
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$178.1	$306.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111.8	107.1
Amortization of debt issuance costs and discounts	25.0	10.6
Share-based compensation	10.1	14.4
Loss on sale or impairment of properties and intangibles	21.1	8.6
Deferred income taxes	5.5	1.8
Equity income in MillerCoors	(304.5)	(273.0)
Distributions from MillerCoors	304.5	273.0
Equity in net income of other unconsolidated affiliates	(6.5)	(9.9)
Distributions from other unconsolidated affiliates	11.8	21.7
Excess tax benefits from share-based compensation	(3.5)	(0.9)
Change in current assets and liabilities and other, net of effect of Acquisition	44.9	(189.3)
(Gain) loss from discontinued operations	(0.9)	1.2
Net cash provided by operating activities	397.4	271.8
Cash flows from investing activities:
Additions to properties	(81.4)	(72.5)
Proceeds from sales of properties and intangible assets	1.3	1.2
Acquisition of businesses, net of cash acquired	(2,257.4)	(41.3)
Change in restricted cash balances	—	2.7
Investment in MillerCoors	(565.7)	(470.4)
Return of capital from MillerCoors	459.9	376.4
Proceeds from settlements of derivative instruments	—	15.4
Payments on settlement of derivative instruments	(110.6)	—
Investment in and advances to an unconsolidated affiliate	(3.7)	(5.7)
Trade loan repayments from customers	9.5	7.6
Trade loans advanced to customers	(4.6)	(5.2)
Net cash used in investing activities	(2,552.7)	(191.8)
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	20.8	6.3
Excess tax benefits from share-based compensation	3.5	0.9
Dividends paid	(115.9)	(112.1)
Dividends paid to noncontrolling interests holders	(2.9)	(1.5)
Debt issuance costs	(39.2)	(2.2)
Proceeds from issuances of long-term debt	2,195.4	—
Payments on long-term debt and capital lease obligations	(44.8)	—
Payments on debt assumed in acquisition	(424.3)	—
Proceeds from short-term borrowings	2.5	6.8
Payments on short-term borrowings	(13.5)	(15.3)
Payments on settlement of derivative instruments	(4.0)	—
Net (payments) proceeds from revolving credit facilities	3.9	2.6
Change in overdraft balances and other	2.1	(10.8)
Net cash provided by financing activities	1,583.6	(125.3)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(571.7)	(45.3)
Effect of foreign exchange rate changes on cash and cash equivalents	8.8	11.9
Balance at beginning of year	1,078.9	1,217.6
Balance at end of period	$516.0	$1,184.2
See notes to unaudited condensed consolidated financial statements. See Note 3, "Acquisition of StarBev" for non-cash activity related to the acquisition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its subsidiaries. On June 15, 2012, we completed our acquisition (the "Acquisition") of StarBev Holdings S.à r.l. ("StarBev"), which we subsequently renamed Molson Coors Central Europe ("MCCE"), operating in Central Europe (which includes Czech Republic, Serbia, Croatia, Romania, Bulgaria, Hungary, Montenegro, Bosnia-Herzegovina and Slovakia). Our other subsidiaries include: Molson Coors Canada ("MCC"), operating in Canada; MillerCoors LLC ("MillerCoors"), which is accounted for by us under the equity method of accounting, operating in the United States ("U.S."); Molson Coors Brewing Company (UK) Limited ("MCBC-UK"), operating in the United Kingdom ("U.K.") and the Republic of Ireland; Molson Coors International ("MCI"), operating in various other countries; and our other non-operating subsidiaries as further described in Note 1 of the Notes to the Audited Consolidated Financial Statements ("Notes") included in our Annual Report on Form 10-K for the year ended December 31, 2011 ("Annual Report") and as amended and filed with the Securities and Exchange Commission ("SEC") on Form 8-K on April 26, 2012.
Unless otherwise indicated, information in this report is presented in U.S. dollars ("USD" or "$").
The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Such unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.
These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes included in our Annual Report. Our accounting policies did not change in the second quarter or first half of 2012. The results of operations for the 13 and 26 weeks ended June 30, 2012, are not necessarily indicative of the results that may be achieved for the full fiscal year.
We follow a 52/53 week fiscal reporting calendar. Unless otherwise indicated, the second quarter of 2012 and 2011 refers to the 13 weeks ended June 30, 2012, and June 25, 2011, respectively. The first half of 2012 and 2011 refers to the 26 weeks ended June 30, 2012, and June 25, 2011, respectively. Fiscal year 2012 refers to the 52 weeks ending December 29, 2012, and fiscal year 2011 refers to the 53 weeks ended December 31, 2011.
MillerCoors and MCCE follow a monthly reporting calendar. The second quarter and first half of 2012 and 2011 refer to the three and six months ended June 30, 2012, and June 30, 2011, respectively, except for MCCE where the second quarter and first half of 2012 refer to the two week period from the Acquisition date of June 15, 2012 through June 30, 2012.
Consistent with the disclosure in the Annual Report, these significant accounting policies include our treatment of the allowance for credit losses on our MCBC-UK trade loan portfolio. This allowance is maintained to provide for loan losses deemed to be probable related to specifically identified loans and for losses in the loan portfolio that have been incurred at the balance sheet date. We establish our allowance through a provision for loan losses charged against earnings and recorded in Marketing, general and administrative expenses. Loan balances that are written off are recorded against the allowance as a write-off. A rollforward of the allowance for the first half ended June 30, 2012, and June 25, 2011, is as follows (in millions):

	As of
	June 30, 2012	June 25, 2011
Balance at beginning of the year	$6.2	$9.1
Addition charged to expense, net of recoveries	2.4	(0.6)
Write-offs	(1.3)	(0.5)
Foreign currency and other adjustments	—	0.2
Balance at end of second quarter	$7.3	$8.2

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
Testing Indefinite-lived Intangibles for Impairment
In July 2012, the FASB issued authoritative guidance related to the impairment testing of indefinite-lived intangibles. The new guidance permits an entity to first assess qualitative factors to whether it is more likely than not that the fair value of an indefinite-lived intangible is less than its carrying amount. If it is concluded that this is the case, the annual impairment test is necessary. Otherwise, the annual impairment test is not required. This guidance is effective for annual and interim goodwill impairment tests performed for our fiscal years beginning January 1, 2013, however, we have decided to early adopt and make it effective for our 2012 impairment review, which will take place in the third quarter. This guidance does not have an impact on our financial position or results from operations.

3. Acquisition of StarBev
General
In accordance with our strategy to increase our portfolio of premium brands and deepen our reach into growth markets around the world, we completed the Acquisition of StarBev from StarBev L.P. (the "Seller") on June 15, 2012 for €2.7 billion (or $3.4 billion), including the assumption and payoff of pre-existing StarBev indebtedness. Headquartered in Amsterdam and Prague, StarBev is one of the largest brewers in Central Europe. StarBev, which we renamed Molson Coors Central Europe ("MCCE"), operates nine breweries in Czech Republic, Serbia, Croatia, Romania, Bulgaria, Hungary and Montenegro and sold approximately 13.3 million hectoliters of beer in 2011. It also sells its brands in Bosnia-Herzegovina and Slovakia. In 2011,

StarBev held a top-three market share position in each of its markets, and its brand portfolio includes local champions such as Staropramen, Borsodi, Kamenitza, Bergenbier, Ozujsko, Jelen, and Niksicko, and it also brews and distributes other brands under license. Staropramen is distributed and sold in over 30 countries. The operating results of MCCE are reported in our new Central Europe operating segment. We incurred acquisition-related costs of $25.3 million and $31.4 million, included in Marketing general and administrative expenses in the second quarter and first half of 2012, respectively. We also incurred financing-related expenses as further described in Note 8, "Other Income and Expense" and Note 13, "Debt."
Unaudited Pro Forma Financial Information
MCCE contributed Net sales of $57.3 million and Income from continuing operations before income taxes of $12.4 million from the Acquisition date of June 15, 2012 through June 30, 2012. The following unaudited pro forma summary presents our Condensed Consolidated Statements of Operations as if MCCE had been acquired on December 26, 2010, the first day of our 2011 fiscal year. These amounts were calculated after conversion to U.S. GAAP, conforming to our accounting policies, and adjusting MCCE's results to reflect the depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to Properties, net and Other intangibles, net resulting from the purchase had been applied from December 26, 2010, together with the consequential tax effects. These adjustments also reflect the removal of StarBev historical interest expense, the addition of interest expense to be prospectively incurred on the debt issued to finance the purchase and the removal of the previously mentioned acquisition-related costs. Additional significant adjustments include the removal of the following non-recurring, transaction-related costs: a $57.9 million Euro currency loss, a $39.2 million Treasury Lock loss, and bridge facility costs of $13.0 million, as further described in Note 8, "Other Income and Expense" and Note 13, "Debt", as well as expense of $8.6 million related to the fair value adjustment to acquisition date inventory. This unaudited pro forma financial information is not intended to reflect the performance which would have actually resulted had the Acquisition been effected on the dates indicated. Further, the unaudited pro forma results of operations are not necessarily indicative of the results of operations that may be obtained in the future.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
	(In millions)
Net sales	$1,200.5	$1,231.5	$2,031.3	$2,069.4
Income from continuing operations before income taxes	279.7	315.8	347.5	395.3
Net income attributable to MCBC	$241.4	$267.3	$299.4	$336.6
Net income per common share attributable to MCBC:
Basic	$1.33	$1.43	$1.65	$1.80
Diluted	$1.32	$1.41	$1.64	$1.78
Fair Value of the Purchase Price
The following table summarizes the purchase price, inclusive of pre-existing debt assumed and subsequently repaid, to acquire StarBev:

Fair Value
(In millions)
Cash consideration to Seller	$1,816.0
Fair value of convertible note issued to Seller(1)	645.9
Senior debt facilities with third-party creditor(2)	585.0
Total consideration	$3,046.9
Cash and bank overdraft acquired(3)	$(42.3)
Subordinated deferred payment obligation ("SDPO") with third-party creditors(4)	423.4
Total purchase price, inclusive of pre-existing debt assumed and subsequently repaid	$3,428.0

(1)	We issued a €500 million Zero Coupon Senior Unsecured Convertible Note due 2013 to the Seller upon close of the Acquisition. See Note 13, "Debt" for further discussion.

(2)
According to our agreement with the Seller and in accordance with the terms of the senior debt facility agreement, upon close of the Acquisition, we immediately repaid pre-existing StarBev third-party debt including accrued interest.

(3)	Consists of $143.6 million of cash acquired and $101.3 million of bank overdrafts assumed as part of MCCE's cash pool arrangement. See Note 13, "Debt" for further discussion.

(4)
We assumed the pre-existing StarBev $423.4 million SDPO payable to third-party creditors, which we subsequently repaid on June 29, 2012, in accordance with the terms of the SDPO agreement. The SDPO was held by private investors and accrued interest at 11%. The settlement of the SDPO was not required by our agreement with the Seller.

The following table represents the classifications of the cash flows used, which are included within our Condensed Consolidated Statements of Cash Flows:

(In millions)
Operating activities(1)	$1.4
Investing activities(2)	2,257.4
Financing activities(1)	424.3
Total cash used	$2,683.1
Non-cash(3)	$645.9

(1)
Includes the SDPO discussed above, which was subsequently repaid on June 29, 2012 for $425.7 million including the $1.4 million of interest incurred subsequent to the close of the Acquisition noted as "Operating activities" in the table above.

(2)
Includes $1,816.0 million of cash consideration to the Seller for shares acquired and release of StarBev's pre-existing obligations to the Seller. Also, included is $585.0 million of pre-existing third-party debt immediately repaid in accordance with our agreement with the Seller and the terms of the senior debt facility agreement. This amount is presented net of cash acquired of $143.6 million.

(3)	Reflects the $645.9 million fair value of the convertible note issued to the Seller upon close of the Acquisition. See Note 13, "Debt" for further discussion.
Preliminary Allocation of Consideration Transferred
The following table represents the preliminary allocation of the total consideration to MCCE's identifiable net assets, fair value of the noncontrolling interest in MCCE, and resulting residual goodwill as of June 15, 2012. These allocated amounts are subject to revision when our valuation and tax-related adjustments are finalized, which we expect to occur during 2012.

Fair Value
(In millions)
Cash and cash equivalents	$143.6
Current assets(1)	262.1
Properties, net	555.6
Other intangibles, net(2)	2,525.1
Other assets	44.5
Total assets acquired	$3,530.9
Current liabilities(3)	846.0
Non-current liabilities(4)	431.0
Total liabilities assumed	$1,277.0
Total identifiable net assets	$2,253.9
Noncontrolling interest measured at fair value	38.5
Goodwill(5)	831.5
Total consideration	$3,046.9

(1)	Includes trade receivables of $152.2 million and inventory of $57.3 million.

(2)	See Note 12, "Goodwill and Intangible Assets" for further discussion.

(3)	Includes the $423.4 million SDPO assumed, which was subsequently repaid for $425.7 million on June 29, 2012.

(4)	Includes $409.9 million of deferred tax liabilities.

(5)
The goodwill resulting from the Acquisition is primarily attributable to MCCE's licensed brand brewing, distribution and import business, anticipated synergies and the assembled workforce. All of the goodwill was preliminarily assigned to the new Central Europe segment and is not expected to be deductible for tax purposes. See Note 12, "Goodwill and Intangible Assets" for further discussion.

4. Segment Reporting
Our reporting segments are based on the key geographic regions in which we operate and consist of Canada, the United States ("U.S."), Central Europe, the United Kingdom ("U.K.") and Molson Coors International ("MCI"). Corporate is not a segment and includes interest and certain other general and administrative costs that are not allocated to any of the operating segments.
The following table sets forth net sales by segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
	(In millions)
Canada	$582.9	$564.7	$985.2	$958.5
Central Europe(1)	57.3	—	57.3	—
U.K.	326.2	341.7	589.6	616.4
MCI	37.1	28.2	65.2	49.8
Corporate	0.4	0.3	0.7	0.6
Eliminations(2)	(4.5)	(1.3)	(7.2)	(1.3)
Consolidated	$999.4	$933.6	$1,690.8	$1,624.0

(1)	Represents Central Europe net sales from the Acquisition date of June 15, 2012 through June 30, 2012.

(2)	Represents inter-segment sales from the U.K. segment to the MCI segment.
Across each of our segments, no single customer accounted for more than 10% of our sales. Net sales represent sales to third-party external customers.
The following table sets forth income (loss) from continuing operations before income taxes by segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
	(In millions)
Canada	$139.9	$131.8	$183.8	$184.0
U.S.	185.6	171.8	304.5	273.0
Central Europe(1)	12.4	—	12.4	—
U.K.	16.3	32.3	17.6	39.1
MCI	(24.3)	(10.6)	(32.9)	(18.0)
Corporate	(206.1)	(56.8)	(265.0)	(111.1)
Consolidated	$123.8	$268.5	$220.4	$367.0

(1)	Represents Central Europe income from continuing operations before income taxes from the Acquisition date of June 15, 2012 through June 30, 2012.

The following table sets forth total assets by segment:

	As of
	June 30, 2012	December 31, 2011
	(In millions)
Canada	$6,347.8	$6,541.6
U.S.	2,605.8	2,487.9
Central Europe	4,464.5	—
U.K.	2,231.9	2,293.4
MCI	136.6	151.7
Corporate	450.1	948.9
Discontinued operations	—	0.3
Consolidated	$16,236.7	$12,423.8

5. Investments
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
Equity Investments
Investment in MillerCoors
Summarized financial information for MillerCoors is as follows:
Condensed Balance Sheets

	As of
	June 30, 2012	December 31, 2011
	(In millions)
Current assets	$1,040.0	$810.9
Non-current assets	8,839.9	8,861.7
Total assets	$9,879.9	$9,672.6
Current liabilities	$926.8	$922.7
Non-current liabilities	1,392.3	1,471.3
Total liabilities	2,319.1	2,394.0
Noncontrolling interests	42.5	36.7
Owners' equity	7,518.3	7,241.9
Total liabilities and equity	$9,879.9	$9,672.6

Results of Operations

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(In millions)
Net sales	$2,224.0	$2,132.3	$3,983.8	$3,831.4
Cost of goods sold	(1,311.8)	(1,268.8)	(2,381.8)	(2,331.8)
Gross profit	$912.2	$863.5	$1,602.0	$1,499.6
Operating income	$444.4	$406.4	$723.4	$645.1
Net income attributable to MillerCoors	$438.3	$398.7	$713.6	$633.4
The following represents MCBC's proportional share in net income attributable to MillerCoors reported under the equity method:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
	(In millions, except percentages)
Net income attributable to MillerCoors	$438.3	$398.7	$713.6	$633.4
MCBC economic interest	42%	42%	42%	42%
MCBC proportionate share of MillerCoors net income	184.1	167.4	299.7	266.0
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(1)	1.5	2.5	1.9	4.9
Share-based compensation adjustment(2)	—	1.9	2.9	2.1
Equity income in MillerCoors	$185.6	$171.8	$304.5	$273.0

(1)
Our net investment in MillerCoors is based on the carrying values of the net assets contributed to the joint venture which is less than our proportional share of underlying equity (42%) of MillerCoors (contributed by both Coors Brewing Company ("CBC") and Miller Brewing Company ("Miller")) by approximately $587 million as of June 30, 2012. This difference, with the exception of goodwill and land, is being amortized as additional equity income over the remaining useful lives of the contributed long-lived amortizing assets. The current basis difference combined with the $35.0 million recorded in 2008 and 2009 related to differences resulting from accounting policy elections must be considered to reconcile MillerCoors equity to our investment in MillerCoors.

(2)
The net adjustment is to record all share-based compensation associated with pre-existing equity awards to be settled in Class B common stock held by former employees now employed by MillerCoors and to eliminate all share-based compensation impacts related to pre-existing SABMiller plc equity awards held by former Miller employees now employed by MillerCoors. As of the end of the second quarter of 2011, the share-based awards granted to former CBC employees now employed by MillerCoors became fully vested. As such, no further adjustments will be recorded related to these awards. We are still recording adjustments to eliminate the impacts related to the pre-existing SABMiller plc equity awards, which represent the amounts recorded in 2012.

During the second quarter of 2012, we had $5.3 million of beer sales to MillerCoors and $3.1 million of beer purchases from MillerCoors. During the second quarter of 2011, we had $9.5 million of beer sales to MillerCoors and $2.2 million of beer purchases from MillerCoors. During the first half of 2012, we had $10.2 million of beer sales to MillerCoors and $5.4 million of beer purchases from MillerCoors. During the first half of 2011, we had $17.5 million of beer sales to MillerCoors and $4.7 million of beer purchases from MillerCoors.
For the second quarter of 2012, we recorded $0.9 million of service agreement costs and other charges to MillerCoors and $0.4 million of service agreement costs from MillerCoors. For the second quarter of 2011, we recorded $2.0 million of service agreement costs and other charges to MillerCoors and $1.9 million of service agreement costs from MillerCoors. For the first half of 2012, we recorded $2.0 million of service agreement costs and other charges to MillerCoors and $0.6 million of service agreement costs from MillerCoors. For the first half of 2011, we recorded $3.4 million of service agreement costs and other charges to MillerCoors and $2.1 million of service agreement costs from MillerCoors.
As of June 30, 2012, and December 31, 2011, we had $1.4 million of net payables due to MillerCoors and $2.0 million of net receivables due from MillerCoors, respectively.

Consolidated Investments
The following summarizes the assets of our consolidated VIEs, including noncontrolling interests. None of our consolidated VIEs held debt as of June 30, 2012, or December 31, 2011.

	As of
	June 30, 2012	December 31, 2011
	Total assets
	(In millions)
Grolsch	$16.3	$20.4
Cobra U.K.	$29.8	$31.6
The following summarizes the results of operations of our consolidated VIEs (including noncontrolling interests).

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 30, 2012		June 25, 2011		June 30, 2012		June 25, 2011
	Revenues	Pre-tax income	Revenues	Pre-tax income	Revenues	Pre-tax income	Revenues	Pre-tax income
	(In millions)
Grolsch(1)	$6.4	$0.9	$7.7	$1.9	$11.6	$1.7	$12.9	$2.6
Cobra U.K.	$10.8	$1.7	$10.3	$2.1	$19.0	$2.1	$18.6	$3.1

(1)	Substantially all such sales for Grolsch are made to us and as such, are eliminated in consolidation.
6. Share-Based Payments
During the first half of 2012 and 2011, we recognized share-based compensation expense related to the following Class B common stock awards to certain directors, officers and other eligible employees, pursuant to the Molson Coors Brewing Company Incentive Compensation Plan ("Incentive Compensation Plan"): restricted stock units ("RSU"), deferred stock units ("DSU"), performance units ("PU"), stock options and stock-only stock appreciation rights ("SOSAR").
The following table summarizes components of the share-based compensation expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
	(In millions)
Stock options and SOSARs
Pre-tax compensation expense	$0.7	$1.1	$2.6	$3.9
Tax benefit	(0.2)	(0.3)	(0.8)	(1.1)
After-tax compensation expense	$0.5	$0.8	$1.8	$2.8
RSUs and DSUs
Pre-tax compensation expense	$2.5	$3.1	$4.6	$5.4
Tax benefit	(0.7)	(0.8)	(1.3)	(1.3)
After-tax compensation expense	$1.8	$2.3	$3.3	$4.1
PUs
Pre-tax compensation expense	$1.9	$2.0	$2.9	$5.0
Tax benefit	(0.5)	(0.6)	(0.9)	(1.5)
After-tax compensation expense	$1.4	$1.4	$2.0	$3.5
Total after-tax compensation expense	$3.7	$4.5	$7.1	$10.4
During the first half of 2012, we granted 0.2 million stock options, 0.3 million RSUs and 0.7 million PUs, all of which were outstanding, other than an insignificant amount of cancellations, as of June 30, 2012.

The mark-to-market share-based compensation expense before tax, related to our share-based awards granted to former CBC employees now employed by MillerCoors, was an expense of $0.1 million and a benefit of $0.1 million during the second quarter of 2011 and first half of 2011, respectively. We did not record an adjustment in the second quarter of 2012 or first half of 2012 as these awards were fully vested as of the end of the second quarter of 2011. No further adjustments will be recorded related to these awards. These amounts are included in the table above.
As of June 30, 2012, there was $32.5 million of total unrecognized pre-tax compensation expense related to non-vested shares from share-based compensation arrangements granted under the Incentive Compensation Plan. This compensation expense is expected to be recognized over a weighted-average period of approximately 1.6 years.
The following table represents the summary of stock options and SOSARs outstanding as of June 30, 2012, and the activity during the first half of 2012:

	Outstanding options	Weighted-average exercise price per share	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2011	7.1	$38.69	4.31	$43.1
Granted	0.2	$42.80
Exercised	(0.7)	$30.06
Forfeited	(0.1)	$46.86
Outstanding as of June 30, 2012	6.5	$39.70	4.28	$26.0
Exercisable at June 30, 2012	5.6	$39.09	3.63	$26.0
The total intrinsic value of options exercised during the first half of 2012 and 2011 was $9.6 million and $2.1 million, respectively. During the first half of 2012, cash received from stock option exercises was $20.8 million and the total net tax benefit to be realized for the tax deductions from these option exercises was $3.2 million.
The following table represents non-vested RSUs, DSUs and PUs as of June 30, 2012, and the activity during the first half of 2012:

	RSUs and DSUs		PUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)		(In millions, except per unit amounts)
Non-vested as of December 31, 2011	0.6	$43.35	2.0	$11.67
Granted	0.3	$42.12	0.7	$14.35
Vested	(0.2)	$42.46	(0.7)	$10.92
Forfeited	—	$43.35	(0.1)	$11.20
Non-vested as of June 30, 2012	0.7	$43.20	1.9	$11.41
The fair value of each option granted in the first half of 2012 and 2011, respectively, was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Twenty-Six Weeks Ended
	June 30, 2012	June 25, 2011
Risk-free interest rate	1.56%	2.55%
Dividend yield	2.98%	2.52%
Volatility range	25.80%-27.56%	25.26%-28.11%
Weighted-average volatility	25.84%	26.37%
Expected term (years)	4.0-7.7	4.0-7.7
Weighted-average fair market value	$8.18	$9.66

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
As of June 30, 2012, there were 8.0 million shares of our Class B common stock available for the issuance of stock options, SOSARs, RSUs, DSUs, PUs and performance share units under the Incentive Compensation Plan. This reflects the 5.0 million additional shares approved by our shareholders during the second quarter of 2012.

7. Special Items
We have incurred charges or recognized gains that we believe are not indicative of our normal, core operations. As such, we have separately classified these amounts as special operating items.
Summary of Special Items
The table below summarizes special items recorded by segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
	(In millions)
Employee related charges
Restructuring
Canada	$—	$0.6	$1.6	$0.6
U.K.	4.5	2.4	6.3	2.7
Corporate	—	—	1.1	—
Special termination benefits
Canada(1)	1.4	1.2	1.9	4.0
Impairments or asset abandonment charges
U.K. - Asset abandonment(2)	7.2	—	7.2	—
MCI - China impairment(3)	10.4	—	10.4	—
Unusual or infrequent items
Canada - Flood insurance reimbursement(4)	(2.3)	0.7	(2.3)	0.1
Canada - Brewers' Retail, Inc. ("BRI") loan guarantee adjustment(5)	—	(2.0)	—	(2.0)
Canada - Fixed asset adjustment(6)	—	7.6	—	7.6
U.K. - Release of non-income-related tax reserve(7)	—	—	(3.5)	(2.5)
MCI - Costs associated with outsourcing and other strategic initiatives	—	0.5	—	0.5
Total Special items, net	$21.2	$11.0	$22.7	$11.0

(1)
During the second quarters and first halves of 2012 and 2011, we recognized charges related to special termination benefits as eligible employees elected early retirement offered as a result of the ratification of Collective Bargaining Agreements with MCC's brewery groups in 2011 and 2012.

(2)
During the second quarter of 2012, we recognized an asset abandonment charge related to the discontinuation of primary packaging in the U.K. We determined that our Home Draft package was not meeting expectations driven by a lack of demand in the U.K. market and as a result, we recognized a loss related to the write-off of the Home Draft packaging line, tooling equipment and packaging materials inventory.

(3)	See related detail in Note 12 "Goodwill and Intangible Assets."

(4)
In the second quarter and first half of 2012, we received insurance proceeds in excess of expenses incurred related to the flood damages at our Toronto offices. During the second quarter and first half of 2011, we incurred expenses related to these damages, which were partially offset by insurance proceeds.

(5)	During the second quarter of 2011, we recognized a gain resulting from a reduction of our guarantee of BRI debt obligations, which is discussed further in Note 16 "Commitments and Contingencies."

(6)
During the second quarter of 2011, we recognized a loss related to the correction of an immaterial error in prior periods to reduce Properties in the Canada segment, resulting from the performance of a fixed asset count. The impact of the error and the related correction in 2011 is not material to any prior annual or interim financial statements and is not material to the fiscal year results for 2011.

(7)
During 2009, we established a non-income-related tax reserve of $10.4 million that was recorded as a Special item. Our estimates indicated a range of possible loss relative to this reserve of zero to $22.3 million, inclusive of potential penalties and interest. The amounts recorded in 2012 and 2011 represent a release of a portion of this reserve as a result of a change in estimate.

The table below summarizes the activity in the restructuring accruals:

	Canada	U.K.	Corporate	Total
	(In millions)
Total at December 31, 2011	$0.1	$1.8	$—	$1.9
Charges incurred	1.6	6.3	1.1	9.0
Payments made	(0.7)	(1.7)	—	(2.4)
Foreign currency and other adjustments	—	(0.3)	—	(0.3)
Total at June 30, 2012	$1.0	$6.1	$1.1	$8.2

8. Other Income and Expense
The table below summarizes other income and expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
	(In millions)
Bridge facility fees(1)	$(13.0)	$—	$(13.0)	$—
Euro currency purchase loss(2)	(57.9)	—	(57.9)	—
Gain (loss) from Foster's total return swap and related financial instruments(3)	—	—	—	0.8
Gain (loss) from other foreign exchange and derivative activity	(0.6)	(3.3)	(2.3)	(4.0)
Environmental reserve	—	0.1	—	(0.1)
Other, net	1.0	1.4	1.3	0.8
Other income (expense), net	$(70.5)	$(1.8)	$(71.9)	$(2.5)

(1)	See Note 13, "Debt" for further discussion.

(2)
In connection with the Acquisition, we used the proceeds from our issuance of the $1.9 billion senior notes to purchase Euros. As a result of a negative foreign exchange movement between the Euro and USD prior to using these proceeds to fund the Acquisition, we realized a foreign exchange loss on our Euro cash holdings.

(3)	During January 2011, we settled our remaining Foster's Group Limited's ("Fosters") total return swap and related financial instruments.
9. Discontinued Operations
In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In the second quarters of 2012 and 2011, we recognized a gain of $2.3 million and a loss of $1.5 million, respectively, from discontinued operations associated with a change in legal reserve, foreign exchange gains and losses related to indemnities we provided to FEMSA with regard to contingent tax and other liabilities. During the first half of 2012 and 2011, we recognized a gain of $2.4 million and a loss of $1.2 million, respectively. See further discussion in Note 16, "Commitments and Contingencies."

As of June 30, 2012, and December 31, 2011, current liabilities of discontinued operations include current legal reserves of $6.3 million and $4.8 million, respectively. During the second quarter of 2012, we recognized a loss of $1.5 million related to an increase in the legal reserve to the agreed upon settlement amount in the distributorship litigation. Subsequent to the end of the second quarter 2012, we finalized the settlement for the $6.3 million accrued at June 30, 2012. See further discussion in Note 16, "Commitments and Contingencies."
10. Income Tax
Our effective tax rates for the second quarters of 2012 and 2011 were approximately 21% and 16%, respectively. For the first half of 2012 and 2011, our effective tax rates were approximately 20% and 16%, respectively. Our effective tax rate estimate for the full year is based on the preliminary purchase accounting for the Acquisition and may be adjusted as purchase accounting is finalized.
Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled. There are proposed or pending tax law changes in various jurisdictions that, if enacted, may have an impact on our effective tax rate.
As of December 31, 2011, we had Unrecognized tax benefits including interest, penalties and offsetting positions of $77.4 million of which $1.0 million was current and included in Accrued expenses and other liabilities and $76.4 million is non-current. As of June 30, 2012, Unrecognized tax benefits increased by $14.7 million from December 31, 2011. This addition is net of varying items including increases and decreases due to fluctuations in foreign exchange rates, additional uncertain tax benefits, including those from the Acquisition, interest accrued for the current year, certain tax positions closing or being effectively settled, and payments made to tax authorities with regard to uncertain tax benefits during the first half of 2012. This results in Unrecognized tax benefits including interest, penalties and offsetting positions of $92.1 million as of June 30, 2012, of which $3.0 million is current and included in Accrued expenses and other liabilities and $89.1 million is non-current.
We file income tax returns in most of the federal, state, and provincial jurisdictions in the U.S., Canada, the U.K., and various countries in Central Europe. Tax years through 2006 are closed in the U.S., while exam years 2007 and 2008 have been effectively settled and only remain open pending finalization of an advanced pricing agreement. Tax years through fiscal year ended 2006 are closed or have been effectively settled through examination in Canada. Tax years through 2008 are closed or have been effectively settled through examination in the U.K. Tax years through fiscal year 2004 are closed for most countries in Central Europe jurisdictions with statutes of limitations varying from 3-7 years.
11. Earnings Per Share
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
	(In millions)
Amounts attributable to MCBC
Net income (loss) from continuing operations	$104.3	$224.3	$183.7	$306.9
Income (loss) from discontinued operations, net of tax	0.8	(1.5)	0.9	(1.2)
Net income (loss) attributable to MCBC	$105.1	$222.8	$184.6	$305.7
Weighted average shares for basic EPS	180.8	187.1	180.6	187.0
Effect of dilutive securities:
Options and SOSARs	0.4	1.0	0.5	1.0
RSUs, PUs and DSUs	0.4	0.7	0.5	0.8
Weighted average shares for diluted EPS	181.6	188.8	181.6	188.8
Basic net income (loss) per share:
Continuing operations attributable to MCBC	$0.58	$1.20	$1.02	$1.64
Discontinued operations attributable to MCBC	—	(0.01)	—	(0.01)
Net income attributable to MCBC	$0.58	$1.19	$1.02	$1.63
Diluted net income (loss) per share:
Continuing operations attributable to MCBC	$0.57	$1.19	$1.01	$1.63
Discontinued operations attributable to MCBC	—	(0.01)	—	(0.01)
Net income attributable to MCBC	$0.57	$1.18	$1.01	$1.62
Dividends declared and paid per share	$0.32	$0.32	$0.64	$0.60
The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
	(In millions)
Stock options, SOSARs and RSUs(1)	2.1	0.7	1.4	0.6
Shares of Class B common stock issuable upon assumed conversion of the 2.5% Convertible Senior Notes(2)	10.9	10.7	10.9	10.7
Warrants to issue shares of Class B common stock(2)	10.9	10.7	10.9	10.7
Shares of Class B common stock issuable upon assumed conversion of the €500 million Convertible Note(3)	0.4	—	0.2	—
	24.3	22.1	23.4	22.0

(1)
Exercise prices exceed the average market price of the common shares or are anti-dilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method.

(2)
We issued $575 million of senior convertible notes in June 2007. The impact of a net share settlement of the conversion amount at maturity will begin to dilute earnings per share if and when our stock price reaches $52.57. The impact of stock that could be issued to settle share obligations we could have under the warrants we issued simultaneously with the senior convertible notes issuance will begin to dilute earnings per share when our stock price reaches $67.30. The potential receipt of MCBC stock from counterparties under our purchased call options when and if our stock price is between $52.57 and $67.30 would be anti-dilutive and excluded from any calculations of earnings per share.

(3)
Upon closing of the Acquisition in June 2012, we issued a €500 million Zero Coupon Senior Unsecured Convertible Note due 2013 to the Seller. The impact of a net share settlement of the conversion amount at maturity will begin to dilute earnings per share if and when our stock price reaches $49.12 based on foreign exchange rates at June 30, 2012. See further discussion in Note 13, "Debt."

We have no outstanding equity share awards that contain non-forfeitable rights to dividends on unvested shares.

12. Goodwill and Intangible Assets
The following summarizes the change in goodwill for the second quarter of 2012 (in millions):

Balance at December 31, 2011	$1,453.3
Business acquisition(1)	831.5
Impairment related to China reporting unit(2)	(9.5)
Foreign currency translation	12.3
Purchase price adjustment	0.4
Balance at June 30, 2012	$2,288.0

(1)	On June 15, 2012, we completed the Acquisition. See Note 3, "Acquisition of StarBev" for further discussion.

(2)	See further discussion below.
Goodwill was attributed to our segments as follows:

	As of
	June 30, 2012	December 31, 2011
	(In millions)
Canada	$692.7	$689.5
Central Europe(1)	833.4	—
United Kingdom	753.9	746.1
MCI	8.0	17.7
Consolidated	$2,288.0	$1,453.3

(1)
We have initially attributed the preliminary goodwill arising from the Acquisition to our Central Europe segment. This allocation is subject to change as we finalize purchase accounting, which we expect to occur during 2012.

The following table presents details of our intangible assets, other than goodwill, as of June 30, 2012:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands(1)	3 - 40	$456.3	$(189.6)	$266.7
Distribution rights	2 - 23	343.7	(242.5)	101.2
Patents and technology and distribution channels	3 - 10	34.3	(30.4)	3.9
Favorable contracts, land use rights and other(1)	2 - 42	18.3	(1.2)	17.1
Intangible assets not subject to amortization:
Brands(1)	Indefinite	5,725.8	—	5,725.8
Distribution networks	Indefinite	995.1	—	995.1
Other	Indefinite	15.5	—	15.5
Total		$7,589.0	$(463.7)	$7,125.3

(1)
Includes the preliminary fair values of $135.6 million for brand intangibles with a 30 year useful life, $2,377.5 million for brand intangibles with an indefinite-life and a preliminary fair value of a favorable supply contract and other intangibles of $12.0 million with a 2 year useful life as a result of the Acquisition. See Note 3, "Acquisition of StarBev" for total allocation of consideration. The following table presents details of our intangible assets, other than goodwill, as of December 31, 2011:

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
The changes in the gross carrying amounts of intangibles from December 31, 2011, to June 30, 2012, are primarily due to the Acquisition. See Note 3, "Acquisition of StarBev" for further discussion. Changes are also driven by the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies.
Based on foreign exchange rates as of June 30, 2012, the following is our estimated amortization expense related to intangible assets for the next five years:

Amount
(In millions)
2012 - remaining	$23.2
2013	$46.4
2014	$38.5
2015	$36.0
2016	$36.0
Amortization expense of intangible assets was $9.3 million and $10.5 million for the second quarter of 2012 and 2011, respectively, and $18.6 million and $20.3 million for the first half of 2012 and 2011, respectively.
We are required to perform goodwill and indefinite-lived intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. We performed the required annual impairment testing as of June 26, 2011, and determined that there were no impairments of goodwill or other indefinite-lived intangible assets. We are in process of performing our annual impairment testing as of July 1, 2012.
As of June 30, 2012, we had $753.9 million of goodwill and $315.9 million of indefinite-lived intangibles associated with our U.K. reporting unit and Carling brand, respectively, which originated from our acquisition of Coors Brewers Limited in 2002. Our annual impairment testing in 2011 revealed that the fair value of the U.K. reporting unit and the Carling brand was more than 25% and 175%, respectively, in excess of their carrying values. In recent quarters our U.K. business, along with other U.K. corporations across all industries, has been adversely impacted by the soft economy both in the U.K. and Europe. If this continues, a future impairment charge may be required.
Through our annual impairment testing in 2011, we determined that the fair value of our China reporting unit, included in MCI, was not significantly in excess of its carrying value. Since its inception, the performance of the Molson Coors Si'hai joint venture (which is included in our China reporting unit with our other operations in China) has not met our expectations due to delays in executing its business plans. As a result, the fair value of our China reporting unit only exceeded its carrying value by 4%. We have held ongoing negotiations with our joint venture partner intended to overcome these business difficulties and other issues affecting the joint venture. As part of the negotiations to resolve these issues with our partner, during the second quarter of 2012, we signed an agreement to acquire our partner's 49% noncontrolling interest in the joint venture. Since the execution of the agreement, there has been a lack of progress by our partner in timely satisfying the closing conditions, as well as delays and new obstacles in gaining government approval for the acquisition of the noncontrolling interest, including a court order in China which prevents our joint venture partner from transferring its equity interest to us. These developments, coupled with the impact of increased competitive pressures in China were the combined trigger to review the future cash flows for the reporting unit. The subsequent testing identified that the full amount of the goodwill was impaired resulting in a charge of $9.5 million in the second quarter of 2012. Additionally, in the second quarter of 2012, we recognized an impairment charge on the definite-lived brand and distribution rights intangible assets of $0.9 million. Both of these charges are classified as Special items in our Condensed Consolidated Statements of Operations. In addition, as a result of the recent developments, we believe there is a substantial likelihood the closing conditions in the agreement with our joint venture partner will not be satisfied, which will result in the closing of the purchase of our joint venture partner's equity interest not occurring on the terms contemplated by the agreement previously signed, or at all. In that scenario, we will consider other alternatives, which may require us to record further costs and potential incremental asset impairment charges in the future related to our China reporting unit.
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the second quarter of 2012, except as noted above related to our China reporting unit.

13. Debt
Long-term borrowings
Our total long-term borrowings as of June 30, 2012, and December 31, 2011, were composed of the following:

	As of
	June 30, 2012	December 31, 2011
	(In millions)
Senior notes:
$850 million 6.375% notes due 2012(1)	$—	$44.6
$575 million 2.5% convertible notes due 2013(2)	575.0	575.0
€500 million 0.0% convertible note due 2013(3)	654.2	—
CAD 900 million 5.0% notes due 2015	885.3	881.2
CAD 500 million 3.95% Series A notes due 2017	491.8	489.6
$300 million 2.0% notes due 2017(4)	300.0	—
$500 million 3.5% notes due 2022(4)	500.0	—
$1.1 billion 5.0% notes due 2042(4)	1,100.0	—
$150 million term loan due 2016(5)	150.0	—
€120 million term loan due 2016(5)	151.6	—
Other long-term debt(6)	0.6	—
Credit facilities(7)	—	—
Less: unamortized debt discounts and other(8)	(27.5)	(30.8)
Total long-term debt (including current portion)	4,781.0	1,959.6
Less: current portion of long-term debt	(683.1)	(44.7)
Total long-term debt	$4,097.9	$1,914.9

(1)	During the second quarter of 2012, we repaid the remaining outstanding portion of our $850 million 6.375% 10-year notes that were due in May 2012.

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

During the second quarters of 2012 and 2011, we incurred additional non-cash interest expense of $4.5 million and $4.4 million, respectively. For the first half of 2012 and 2011, the amounts were $9.0 million and $8.7 million, respectively. We also incurred interest expense related to the 2.5% convertible coupon rate of $3.6 million during both the second quarters of 2012 and 2011. For the first half of 2012 and 2011, the interest expenses incurred were $7.3 million and $7.2 million, respectively. The combination of non-cash and cash interest resulted in an effective interest rate of 5.83% and 5.91% for the second quarters of 2012 and 2011, respectively. The effective interest rates for the first half of 2012 and 2011 were 5.84% and 5.92%, respectively. In relation to this issuance, paid in capital in the equity section of our balance sheet includes $103.9 million, ($64.2 million net of tax), representing the equity component of the convertible debt. Further, as of June 30, 2012, and December 31, 2011, $19.9 million and $28.9 million, respectively, of the unamortized debt discount and other balance relates to our $575 million convertible debt.

We expect to record additional non-cash interest expense of approximately $9 million in 2012 and $11 million in 2013, thereby increasing the carrying value of the convertible debt to its $575 million face value at maturity in July 2013.

(3)
On June 15, 2012, we issued a €500 million Zero Coupon Senior Unsecured Convertible Note due 2013 (the ''Convertible Note'') to the Seller in conjunction with the closing of the Acquisition. The Convertible Note matures on December 31, 2013, and is a senior unsecured obligation guaranteed by MCBC. The Seller may exercise a put right with respect to the Convertible Note beginning on March 14, 2013, (the “First Redemption Date”) and ending on December 19, 2013, for the greater of the principal amount of the Convertible Note or the aggregate cash value of 12,894,044 shares of our Class B Common Stock, as adjusted for certain corporate events. The Convertible Note's embedded conversion feature was determined to meet the definition of a derivative required to be bifurcated and separately accounted for at fair value with changes in fair value recorded in earnings. At issuance, we recorded a liability of €12.1 million (or $15.2 million) related to the conversion feature. See Note 14, "Derivative Instruments and Hedging Activities" for further discussion of the derivative. The Convertible Note was issued at a discount of €1.0 million (or $1.3 million) which will be recognized as interest expense over the period from issuance to the First Redemption Date.

The carrying value of the Convertible Note and fair value of the conversion feature at June 30, 2012,was $632.2 million and $20.8 million, respectively. As of June 30, 2012, we recognized an unrealized loss of $5.6 million recorded in Interest expense related to changes in the fair value of the conversion feature, and $0.1 million in non-cash interest expense related to amortization of the debt discount. The non-cash interest, excluding the change in fair value of the convertible feature, resulted in an effective interest rate of 0.25% for the second quarter and first half of 2012.

(4)
On May 3, 2012, we issued $1.9 billion of senior notes with portions maturing in 2017, 2022 and 2042. The 2017 senior notes were issued in an initial aggregate principal amount of $300 million at 2.0% interest and will mature on May 1, 2017. The 2022 senior notes were issued in an initial aggregate principal amount of $500 million at 3.5% interest and will mature on May 1, 2022. The 2042 senior notes were issued in an initial aggregate principal amount of $1.1 billion at 5.0% interest and will mature on May 1, 2042. The issuance resulted in total proceeds to us, before expenses, of $1,880.7 million, net of underwriting fees and discounts of $14.7 million and $4.6 million, respectively. Total debt issuance costs capitalized in connection with these senior notes, including the $14.7 million of underwriting fees, are approximately $18 million and will be amortized over the life of the notes. The issuance adds a number of guarantors to these debt securities as well as to our existing senior obligations, pursuant to requirements of our existing senior debt obligation agreements. These new guarantors consist principally of the U.K. operating entity. See Note 17, "Supplemental Guarantor Information" for further discussion and guarantor financial information reflective of this change.

Concurrent with the announcement of the Acquisition, we entered into a bridge loan agreement, which we terminated upon the issuance of the $1.9 billion senior notes. In connection with the issuance and subsequent termination of the bridge loan, we incurred costs of $13.0 million recorded in Other expense. See Note 8, "Other Income and Expense."
Our risk management policy prohibits speculating on specific events, including the direction of interest rates. In advance of our issuance of the $1.9 billion senior notes, we systematically removed a portion of our interest rate market risk by entering into standard pre-issuance U.S. Treasury interest rate hedges ("Treasury Locks"). This resulted in an increase in the certainty of our yield to maturity when issuing the notes. In the second quarter of 2012, we recognized a cash loss of $39.2 million on settlement of the Treasury Locks recorded in Interest expense. See Note 14, "Derivative Instruments and Hedging Activities" for further discussion.

(5)
On April 3, 2012, we entered into a term loan agreement (the ''Term Loan Agreement'') that provides for a 4-year term loan facility of $300 million, composed of one $150 million borrowing and one Euro-denominated borrowing equal to $150 million at issuance (or €120 million borrowing) both of which were funded upon close of the Acquisition on June 15, 2012. The Term Loan Agreement requires quarterly principal repayments on each borrowing equal to 2.5% of the initial principal obligation, commencing on September 30, 2012, with the remaining 62.5% principal balance due at the June 15, 2016 maturity date. The obligations under the Term Loan Agreement are our general unsecured obligations. The Term Loan Agreement contains customary events of default, specified representations and warranties and covenants, including, among other things, covenants that limit our and our subsidiaries' ability to incur certain additional priority indebtedness, create or permit liens on assets or engage in mergers or consolidations. Debt issuance costs capitalized in connection with the Term Loan Agreement will be amortized over the life of the debt and total approximately $3 million.

(6)	Other long-term debt includes secured bank loans assumed upon the Acquisition and included in the opening balance sheet. See Note 3, "Acquisition of StarBev" for further discussion.

(7)
On April 3, 2012, we also entered into a revolving credit agreement (the ''Credit Agreement''). The Credit Agreement provides for a 4-year revolving credit facility of $300 million that was subsequently amended to increase the borrowing limit to $550 million. The Credit Agreement contains customary events of default and specified representations and warranties and covenants, including, among other things, covenants that limit our and our subsidiaries' ability to incur certain additional priority indebtedness, create or permit liens on assets, or engage in mergers or consolidations. Debt issuance costs capitalized in connection with the Credit Agreement will be amortized over the life of the facility and total approximately $5 million. There were no outstanding borrowings on our $550 million credit facility as of June 30, 2012. During the second quarter of 2011, we terminated our $750 million revolving multicurrency bank credit facility, which was scheduled to expire in August 2011. Additionally, in connection with this termination, we entered into an agreement for a 4-year revolving multicurrency credit facility of $400 million in the second quarter of 2011, which provides a $100 million sub-facility available for the issuance of letters of credit. We incurred $2.2 million of issuance costs and up-front fees related to this agreement, which are being amortized over the term of the facility. There were no outstanding borrowings on the $400 million credit facility as of June 30, 2012.

(8)
In addition to the unamortized debt discount on the $575 million convertible notes, we have unamortized debt discounts on the additional debt balances of $7.6 million and $1.9 million as of June 30, 2012, and December 31, 2011, respectively.

Short-term borrowings
Our short-term borrowings at June 30, 2012, and December 31, 2011, were $119.4 million and $2.2 million, respectively. MCCE has a notional cross-border, cross-currency cash pool for the majority of its subsidiaries. As of June 30, 2012, we had $103.8 million in bank overdrafts and $116.2 million in bank cash related to the pool for a net positive position of $12.4 million.
We have short-term borrowings of $9.3 million related to factoring arrangements at MCCE as of June 30, 2012. Our remaining short-term borrowings of $6.3 million and $2.2 million as of June 30, 2012, and December 31, 2011, respectively, relate to outstanding borrowings under the Japanese Yen line of credit.
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of June 30, 2012, and December 31, 2011, the fair value of our outstanding long-term debt was $5,052.6 million and $2,133.6 million, respectively. Our $575 million convertible notes and $1.9 billion senior notes are valued based on quoted prices in active markets and would be classified as Level 1 in the fair value hierarchy. These notes had a combined fair value of $2,602.1 million and $608.5 million, as of June 30, 2012, and December 31, 2011, respectively. All other senior notes and the Convertible Note are valued based on significant observable inputs and would be classified as Level 2 in the fair value hierarchy. These instruments had a fair value of $2,148.3 million and $1,525.1 million, as of June 30, 2012, and December 31, 2011, respectively. See Note 14, "Derivative Instruments and Hedging Activities" for discussion regarding the fair value of the conversion feature related to the Convertible Note. The carrying values of all other outstanding long-term and borrowings approximate their fair values. The carrying values of all our outstanding short-term borrowings approximate their fair values.
Other
Under the terms of some of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions. As of June 30, 2012, we were in compliance with all of these restrictions.

14. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented in Notes 1 and 18 of the Notes included in our Annual Report and did not significantly change during the first half of 2012.
Significant Derivative/Hedge Positions
Derivative Activity Related to the Acquisition
In May 2012, in connection with the Acquisition, we issued $1.9 billion of senior notes with portions maturing in 2017, 2022 and 2042. Prior to the issuance of the notes, we systematically removed a portion of our interest rate market risk by entering into standard pre-issuance U.S. Treasury interest rate hedges ("Treasury Locks"). This resulted in an increase in the certainty of our yield to maturity when issuing the notes. Subsequent to entering into the hedges, market interest rates decreased, resulting in more favorable interest rates for the issued notes. Consequently, we recognized a cash loss of $39.2 million on settlement of the Treasury Locks recorded in Interest expense. See Note 13, "Debt" for further discussion.

Additionally, in June 2012, we issued a Convertible Note to the Seller simultaneous with the closing of the Acquisition. The Seller may exercise a put right with respect to put the Convertible Note to us during the conversion period for the greater of the principal amount of the Convertible Note or the aggregate cash value of 12,894,044 shares of our Class B Common Stock, as adjusted for certain corporate events. The Convertible Note's embedded conversion feature was determined to meet the definition of a derivative required to be bifurcated and separately accounted for at fair value with changes in fair value recorded in earnings. At issuance, we recorded a liability of €12.1 million (or $15.2 million) related to the conversion feature. See Note 13, "Debt" for further discussion.
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
In March 2012, we cash settled the remaining approximate 25% of our original cross currency swaps that was not refinanced in October 2011 as discussed above. As a result of the settlement, we extinguished $110.6 million of the outstanding liability. Our outstanding cross currency swaps were in a net liability position of $208.6 million classified as non-current at June 30, 2012.
Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk. As of June 30, 2012, and December 31, 2011, these adjustments resulted in deferred net gains in AOCI of $1.3 million and $1.1 million, respectively, as the fair value of our derivatives were in net liability positions at both period ends.The table below summarizes our derivative assets and liabilities that were measured at fair value as of June 30, 2012, and December 31, 2011.

		June 30, 2012
	Total at June 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(208.6)	$—	$(208.6)	$—
Foreign currency forwards	3.5	—	3.5	—
Commodity swaps	(3.9)	—	(3.9)	—
Equity conversion feature of debt	(20.8)	—	—	(20.8)
Total	$(229.8)	$—	$(209.0)	$(20.8)

		December 31, 2011
	Total at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(311.9)	$—	$(311.9)	$—
Foreign currency forwards	2.2	—	2.2	—
Commodity swaps	(6.9)	—	(6.9)	—
Total	$(316.6)	$—	$(316.6)	$—
The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2012. Both observable and unobservable inputs may be used to determine the fair value of positions that we have classified within the Level 3 category. As a result, the unrealized gains (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable ( e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The table below summarizes derivative valuation activity using significant unobservable inputs (Level 3) (in millions):

Rollforward of Level 3 Inputs
Total at December 31, 2011	$—
Total gains or losses (realized/unrealized)
Included in earnings(1)	(5.6)
Included in AOCI	—
Purchases	—
Sales	—
Issuances(1)	(15.2)
Settlements	—
Net transfers In/Out of Level 3	—
Total at June 30, 2012	$(20.8)
Unrealized gains or losses for Level 3 assets/liabilities outstanding at June 30, 2012(1)	$(5.6)

(1)
At issuance, we recorded a liability of €12.1 million or ($15.2 million) related to the Convertible Note's embedded conversion feature. We recognized a $5.6 million unrealized loss, recorded in Interest expense, related to changes in fair value of this conversion feature for the quarter ended June 30, 2012.

As of June 30, 2012, we had no significant transfers between Level 1 and 2. As of December 31, 2011, we did not hold derivatives classified as Level 3 due to valuations based upon significant unobservable inputs. We did not have any significant transfers between Level 1 and Level 2 during fiscal year 2011. New derivative contracts transacted during fiscal year 2011 were all included in Level 2.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value, were as follows (in millions):

	Balance at June 30, 2012	Valuation Technique	Significant Unobservable Input(s)/Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range
Equity conversion feature of debt	$(20.8)	Option model	Implied volatility(1)	24-25%
Sensitivity of the fair value to changes in the unobservable inputs

(1)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
Results of Period Derivative Activity
The tables below include the year to date results of our derivative activity in the Condensed Consolidated Balance Sheets as of June 30, 2012, and December 31, 2011, and the Condensed Consolidated Statements of Operations for the second quarters and first halves ended June 30, 2012, and June 25, 2011.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheet (in millions, except for certain commodity swaps with notional amounts measured in Metric Tonnes, as noted)

	June 30, 2012
			Asset derivatives		Liability derivatives
	Notional amount		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	CAD	601.3	Other current assets	$—	Current derivative hedging instruments	$—
			Other assets	—	Long term derivative hedging instruments	(208.6)
Foreign currency forwards	USD	437.3	Other current assets	2.6	Current derivative hedging instruments	(2.6)
			Other assets	3.8	Long term derivative hedging instruments	(0.3)
Commodity swaps	Gigajoules	1.3	Other current assets	0.1	Current derivative hedging instruments	(1.2)
			Other assets	—	Long term derivative hedging instruments	(0.2)
Total derivatives designated as hedging instruments				$6.5		$(212.9)
Derivatives not designated as hedging instruments:
Equity conversion feature of debt	EUR	500.0			Current portion of long-term debt and short-term borrowings	$(20.8)
Aluminum swaps	Metric tonnes (actual)	5,150.0	Other current assets	$—	Current derivative hedging instruments	$(2.6)
			Other assets	—	Long term derivative hedging instruments	(0.7)
Diesel swaps	Metric tonnes (actual)	7,518.0	Other current assets	0.4	Current derivative hedging instruments	—
			Other assets	0.3	Long term derivative hedging instruments	—
Total derivatives not designated as hedging instruments				$0.7		$(24.1)

	December 31, 2011
			Asset derivatives		Liability derivatives
	Notional amount		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	CAD	901.3	Other current assets	$—	Current derivative hedging instruments	$(103.2)
			Other assets	—	Long term derivative hedging instruments	(208.7)
Foreign currency forwards	USD	464.6	Other current assets	—	Current derivative hedging instruments	(1.3)
			Other assets	3.4	Long term derivative hedging instruments	—
Commodity swaps	Gigajoules	2.2	Other current assets	—	Current derivative hedging instruments	(1.8)
			Other assets	—	Long term derivative hedging instruments	(0.5)
Total derivatives designated as hedging instruments				$3.4		$(315.5)
Derivatives not designated as hedging instruments:
Aluminum swaps	Metric tonnes (actual)	8,825.0	Other current assets	$—	Current derivative hedging instruments	$(1.3)
			Other assets	—	Long term derivative hedging instruments	(3.3)
Diesel swaps	Metric tonnes (actual)	9,668.0	Other current assets	0.1	Current derivative hedging instruments	—
Total derivatives not designated as hedging instruments				$0.1		$(4.6)
MCBC allocates the current and non-current portion of each contract to the corresponding derivative account above.
The following summarizes the change in derivative related Accumulated other comprehensive income within the Condensed Consolidated Balance Sheet for the first half of 2012 (in millions):

Total at December 31, 2011	$1.7
Unrealized gain (loss) on derivative instruments	(15.3)
Reclassification adjustment on derivative instruments	4.9
Tax benefit (expense)	3.7
Total at June 30, 2012	$(5.0)
The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (in millions)

For the Thirteen Weeks Ended June 30, 2012
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	—	Interest expense, net	(0.4)	Interest expense, net	—
Foreign currency forwards	(5.2)	Other income (expense), net	(0.4)	Other income (expense), net	—
		Cost of goods sold	(1.3)	Cost of goods sold	—
Commodity swaps	0.6	Cost of goods sold	(0.4)	Cost of goods sold	—
Total	$(4.6)		$(2.5)		$—

For the Thirteen Weeks Ended June 30, 2012
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency contracts	$(7.3)	Other income (expense), net	$—	Other income (expense), net	$—
Total	$(7.3)		$—		$—
Note: Amounts recognized in AOCI related to cash flow and net investment hedges are presented gross of taxes
During the period we recorded no significant ineffectiveness related to these cash flow and net investment hedges.

For the Thirteen Weeks Ended June 25, 2011
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps(1)	$1.3	Other income (expense), net	$6.6	Other income (expense), net	$—
		Interest expense, net	(3.6)	Interest expense, net	—
Forward starting interest rate swaps	0.3	Interest expense, net	(0.3)	Interest expense, net	—
Foreign currency forwards	8.8	Other income (expense), net	(2.9)	Other income (expense), net	—
		Cost of goods sold	(4.0)	Cost of goods sold	—
Commodity swaps	(1.3)	Cost of goods sold	—	Cost of goods sold	—
Total	$9.1		$(4.2)		$—
Note: Amounts recognized in AOCI are presented gross of taxes

(1)
The foreign exchange gain (loss) component of these cross currency swaps is offset by the corresponding gain (loss) on the hedged forecasted transactions in Other income (expense), net and Interest expense, net.

During the period we recorded no significant ineffectiveness related to these cash flow hedges.

For the Twenty-Six Weeks Ended June 30, 2012
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	—	Interest expense, net	(0.8)	Interest expense, net	—
Foreign currency forwards	2.8	Other income (expense), net	(1.0)	Other income (expense), net	—
		Cost of goods sold	(2.4)	Cost of goods sold	—
Commodity swaps	(0.7)	Cost of goods sold	(0.7)	Cost of goods sold	—
Total	$2.1		$(4.9)		$—

For the Twenty-Six Weeks Ended June 30, 2012
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency contracts	$13.2	Other income (expense), net	$—	Other income (expense), net	$—
Total	$13.2		$—		$—
Note: Amounts recognized in AOCI related to cash flow and net investment hedges are presented gross of taxes
During the period we recorded no significant ineffectiveness related to these cash flow and net investment hedges.

For the Twenty-Six Weeks Ended June 25, 2011
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps(1)	$(1.8)	Other income (expense), net	$(16.9)	Other income (expense), net	$—
		Interest expense, net	(7.0)	Interest expense, net	—
Forward starting interest rate swaps	0.6	Interest expense, net	(0.6)	Interest expense, net	—
Foreign currency forwards	0.1	Other income (expense), net	(4.6)	Other income (expense), net	—
		Cost of goods sold	(6.4)	Cost of goods sold	—
Commodity swaps	2.6	Cost of goods sold	0.2	Cost of goods sold	—
Total	$1.5		$(35.3)		$—
Note: Amounts recognized in AOCI are presented gross of taxes

(1)
The foreign exchange gain (loss) component of these cross currency swaps is offset by the corresponding gain (loss) on the hedged forecasted transactions in Other income (expense), net and Interest expense, net.

During the period we recorded no significant ineffectiveness related to these cash flow hedges.
We expect net losses of approximately $2.1 million (pre-tax) recorded in AOCI at June 30, 2012 will be reclassified into earnings within the next 12 months. The maximum length of time over which forecasted transactions are hedged is three years, and such transactions relate to foreign exchange, interest rate and commodity exposures.
Other Derivatives (in millions)
There was no activity for the thirteen weeks ended June 25, 2011 related to derivatives not in hedging relationships.

For the Thirteen Weeks Ended June 30, 2012
Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Equity conversion feature of debt	Interest expense, net	$(5.6)
Commodity swaps	Cost of goods sold	$0.5
		$(5.1)

For the Twenty-Six Weeks Ended June 30, 2012
Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Equity conversion feature of debt	Interest expense, net	$(5.6)
Commodity swaps	Cost of goods sold	$0.6
		$(5.0)

For the Twenty-Six Weeks Ended June 25, 2011
Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Cash settled total return swaps	Other income (expense), net	$(0.6)
Option contracts	Other income (expense), net	1.5
Foreign currency forwards	Other income (expense), net	(0.1)
		$0.8

15. Pension and Other Postretirement Benefits
We sponsor defined benefit retirement plans in Canada, the U.K. and MCI. Additionally, we offer other postretirement benefits to the majority of our Canadian, U.S. and Central European employees. We recorded liabilities of $2.7 million related to other postretirement benefits in connection with the Acquisition. We have not incurred material costs associated with these plans as of the end of the second quarter 2012, however, we expect to incur $0.2 million during the remainder of 2012.
The net periodic pension costs under retirement plans and other postretirement benefits were as follows:

	Thirteen Weeks Ended June 30, 2012
	Canada plans	U.S. plans	U.K. plan	MCI plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$4.1	$—	$—	$0.1	$4.2
Interest cost	16.6	—	24.8	—	41.4
Expected return on plan assets	(15.2)	—	(28.5)	—	(43.7)
Amortization of prior service cost	0.2	—	—	—	0.2
Amortization of net actuarial loss	5.4	—	4.4	—	9.8
Less expected participant contributions	(0.4)	—	—	—	(0.4)
Net periodic pension cost (benefit)	$10.7	$—	$0.7	$0.1	$11.5
Other Postretirement Benefits
Service cost—benefits earned during the period	$0.6	$0.1	$—	$—	$0.7
Interest cost on projected benefit obligation	1.9	—	—	—	1.9
Amortization of prior service cost (gain)	(0.9)	—	—	—	(0.9)
Amortization of net actuarial loss (gain)	(0.1)	—	—	—	(0.1)
Net periodic postretirement benefit cost	$1.5	$0.1	$—	$—	$1.6

	Thirteen Weeks Ended June 25, 2011
	Canada plans	U.S. plans	U.K. plan	MCI plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$4.8	$—	$—	$—	$4.8
Interest cost	18.5	0.1	27.5	—	46.1
Expected return on plan assets	(18.8)	—	(31.9)	—	(50.7)
Amortization of prior service cost	0.2	—	—	—	0.2
Amortization of net actuarial loss	2.4	—	2.8	—	5.2
Less expected participant contributions	(0.4)	—	—	—	(0.4)
Special termination of benefits	—	—	—	—	—
Net periodic pension cost (benefit)	$6.7	$0.1	$(1.6)	$—	$5.2
Other Postretirement Benefits
Service cost—benefits earned during the period	$0.5	$0.1	$—	—	$0.6
Interest cost on projected benefit obligation	2.0	—	—	—	2.0
Amortization of prior service cost (gain)	(1.0)	—	—	—	(1.0)
Amortization of net actuarial loss	(0.9)	—	—	—	(0.9)
Net periodic postretirement benefit cost	$0.6	$0.1	$—	$—	$0.7

	Twenty-Six Weeks Ended June 30, 2012
	Canada plans	U.S. plans	U.K. plan	MCI plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$8.2	$—	$—	$0.2	$8.4
Interest cost	33.2	—	49.3	—	82.5
Expected return on plan assets	(30.5)	—	(56.7)	—	(87.2)
Amortization of prior service cost	0.4	—	—	—	0.4
Amortization of net actuarial loss	10.8	—	8.8	—	19.6
Less expected participant contributions	(0.8)	—	—	—	(0.8)
Net periodic pension cost (benefit)	$21.3	$—	$1.4	$0.2	$22.9
Other Postretirement Benefits
Service cost—benefits earned during the period	$1.2	$0.2	$—	$—	$1.4
Interest cost on projected benefit obligation	3.9	—	—	—	3.9
Amortization of prior service cost (gain)	(1.8)	—	—	—	(1.8)
Amortization of net actuarial loss (gain)	(0.2)	—	—	—	(0.2)
Net periodic postretirement benefit cost	$3.1	$0.2	$—	$—	$3.3

	Twenty-Six Weeks Ended June 25, 2011
	Canada plans	U.S. plans	U.K. plan	MCI plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$9.5	$—	$—	$—	$9.5
Interest cost	36.6	0.2	54.4	—	91.2
Expected return on plan assets	(37.4)	—	(63.1)	—	(100.5)
Amortization of prior service cost	0.4	—	—	—	0.4
Amortization of net actuarial loss	4.7	—	5.5	—	10.2
Less expected participant contributions	(0.8)	—	—	—	(0.8)
Special termination of benefits	—	—	—	—	—
Net periodic pension cost (benefit)	$13.0	$0.2	$(3.2)	$—	$10.0
Other Postretirement Benefits
Service cost—benefits earned during the period	$1.0	$0.2	$—	—	$1.2
Interest cost on projected benefit obligation	3.9	—	—	—	3.9
Amortization of prior service cost (gain)	(1.9)	—	—	—	(1.9)
Amortization of net actuarial loss	(1.8)	—	—	—	(1.8)
Net periodic postretirement benefit cost	$1.2	$0.2	$—	$—	$1.4
During the first half of 2012, employer contributions to the defined benefit plans for Canada and MCI were $21.4 million and $0.4 million, respectively. There were no contributions to the U.K. plan during the first half of 2012. Expected total fiscal year 2012 employer contributions to the Canada, U.K. and MCI defined benefit plans are approximately $60 million. MillerCoors, Brewers' Retail, Inc. ("BRI") and Brewers' Distributor Limited ("BDL") contributions to their defined benefit pension and other postretirement benefit plans are not included here, as they are not consolidated in our financial statements.
16. Commitments and Contingencies
Kaiser
As discussed in Note 9, "Discontinued Operations," we sold our entire equity interest in Kaiser during 2006 to FEMSA. The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. We provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. The maximum potential claims amount remaining for the purchased tax credits was $220.1 million as of June 30, 2012. As of June 30, 2012, our total estimate of the indemnity liability was $20.0 million, $8.0 million of which was classified as a current liability and $12.0 million of which was classified as non-current.
Additionally, we provided FEMSA with indemnity related to all other tax, civil, and labor contingencies existing as of the date of sale. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. The recorded value of the tax, civil, and labor indemnity liability was $8.4 million as of June 30, 2012, which is classified as non-current.
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

The table below provides a summary of reserves associated with the Kaiser indemnity obligations from December 31, 2011, through June 30, 2012:

	Indemnity Obligations
	Purchased tax credits indemnity reserve	Tax, civil and labor indemnity reserve	Total indemnity reserves
	(In millions)
Balance at December 31, 2011	$21.5	$9.1	$30.6
Changes in estimates	—	—	—
Foreign exchange transaction impact	(1.5)	(0.7)	(2.2)
Balance at June 30, 2012	$20.0	$8.4	$28.4
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
Rocky Mountain Metal Container ("RMMC"), a Colorado limited liability company, is a joint venture with Ball Corporation in which MillerCoors holds and consolidates a 50% interest. RMMC produces cans and ends for MillerCoors. Prior to the formation of MillerCoors on July 1, 2008, we held the 50% interest in RMMC and consolidated the results and financial position of RMMC. As of December 25, 2010, we guaranteed $29.6 million of RMMC debt. As of December 31, 2011, MillerCoors had refinanced $16.0 million of this debt and, and as a result of this refinancing, we were released from our guarantee of this debt. We continue to guarantee $9.1 million of RMMC debt as of June 30, 2012.
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
Related to guarantees, Other liabilities in the accompanying Condensed Consolidated Balance Sheets include $6.1 million as of June 30, 2012, which is non-current; and $6.1 million as of December 31, 2011, which is non-current.
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have accrued $22.2 million as of June 30, 2012, and $15.3 million as of December 31, 2011. We believe that any possible losses in excess of the amounts accrued are immaterial to our consolidated financial statements. As discussed below, subsequent to the end of the second quarter we settled our litigation related to a dispute with a former distributor in Brazil for $6.3 million, which will result in a corresponding reduction in this liability in the third quarter of 2012.
In addition to the specific cases discussed below, we are involved in other disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.
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

Litigation and Other Disputes
In 1999, Molson entered into an agreement for the distribution of Molson products in Brazil. In 2000, before commencing that business, Molson terminated the distribution agreement and paid the distributor $150,000 in settlement. The distributor then sued Molson to set aside the settlement and to seek additional compensation. The Appellate Court of the State of Rio de Janeiro ("Appellate Court") set aside the settlement agreement and determined that Molson was liable to the distributor, with the amount of damages to be determined through subsequent proceedings. An appeal of the liability decision is currently pending before the Brazilian Superior Court of Justice, which allowed Molson's appeal during the fourth quarter of fiscal year 2009 and agreed to hear the merits of Molson's appeal. With respect to damages, the case was remanded to a Rio de Janeiro trial court to determine the amount of damages. The trial court retained an expert who provided a report adopting the position of the distributor and recommended damages based on a business plan that was never implemented. Molson challenged the irregularity of the expert process, the impartiality of the expert, as well as the report's specific recommendation. The trial court denied Molson's challenges. Molson filed an appeal before the Appellate Court regarding these procedural irregularities, which was denied during the fourth quarter of fiscal year 2009. Following the trial court's procedural ruling during the third quarter of 2009, that court handed down a decision in the distributor's favor granting the full amount of the lost anticipated profits alleged by the distributor, approximately $42 million, plus attorney's fees and interest to accrue from the termination of the distribution agreement. Molson appealed the judgment to the Appellate Court. During the fourth quarter of 2009, the Appellate Court directed the court-retained expert to explain the basis for his damages calculation. During the first quarter of 2010, the Appellate Court granted Molson's appeal and vacated the $42 million judgment. The Appellate Court remanded the proceeding to the trial court and ordered that court to select a different expert. The Appellate Court furthermore directed the trial court to use specific criteria in setting damages, the effect of which should be to substantially reduce the award. Molson sought clarification as to the precise criteria to be used. In late April 2010, the Appellate Court denied Molson's motion for clarification, but limited the accrual of interest in this matter. In mid October 2010, the Appellate Court denied the distributor's motion to set aside the vacation of the $42 million judgment. In July 2011, the trial court selected a new expert to formulate a new calculation of damages. During the second quarter of 2012, we entered into settlement negotiations with the distributor and agreed in principle to settle this litigation for approximately $6.3 million, including legal fees. Subsequent to the end of the second quarter 2012, we finalized the settlement for the $6.3 million accrued at June 30, 2012.
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
Based on these assumptions, the present value and gross amount of the costs at June 30, 2012, are approximately $4.3 million and $7.8 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.
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
Central Europe
We are subject to the requirements of governmental and local environmental and occupational health and safety laws and regulations within each of the countries in which we operate. Compliance with these laws and regulations did not materially affect our second quarter of 2012 capital expenditures, results of operations or our financial or competitive position, and we do not anticipate that they will do so during the remainder of the year.
United Kingdom
We are subject to the requirements of government and local environmental and occupational health and safety laws and regulations. Compliance with these laws and regulations did not materially affect our second quarter of 2012 capital expenditures, results from operations or our financial or competitive position, and we do not anticipate that they will do so during the remainder of the year.
17. Supplemental Guarantor Information
        For purposes of this Note 17, including the tables, "Parent Guarantor, 2007 and 2012 Issuer" shall mean MCBC.
SEC Registered Securities
On June 15, 2007, MCBC issued $575 million of 2.5% convertible senior notes due July 30, 2013, in a registered public offering (see Note 13, "Debt"). The convertible notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. The guarantees are full and unconditional and joint and several.

On May 3, 2012, MCBC issued $1.9 billion of senior notes, in a registered public offering, consisting of $300 million 2.0% senior notes due 2017, $500 million 3.5% senior notes due 2022, and $1.1 billion 5.0% senior notes due 2042. These senior notes are guaranteed on a senior unsecured basis by the previously reported Subsidiary Guarantors, and the addition of four new guarantors, specifically, Molson Coors Brewing Company (UK) Limited (our primary U.K. operating entity), Golden Acquisition, Molson Coors Holdings Limited, and Molson Coors HoldCo, Inc. The guarantees are full and unconditional and joint and several. The addition of these entities as guarantors of this debt also required the simultaneous addition of these entities as guarantors to our existing senior unsecured notes, pursuant to requirements of the respective debt agreements. This resulted in a change to the presentation of our guarantor financial statements to include the new guarantor entities as guarantors on all current and future filings, as well as on the historical presentation. See Note 13, "Debt" for further discussion of the senior notes issuance.
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
On October 6, 2010, MCI LP completed a private placement in Canada of CAD 500 million 3.95% fixed rate Series A Notes due 2017. These notes are not publicly registered in the U.S. nor in Canada.
Both the 2005 CAD 900 million senior notes and the 2010 CAD 500 million are guaranteed on a senior and unsecured basis by MCBC and the Subsidiary Guarantors. The guarantees are full and unconditional and joint and several. Funds necessary to meet the debt service obligations of MCI LP and MC Capital Finance are provided in large part by distributions or advances from MCBC's other subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements, could limit the ability of MCI LP and MC Capital Finance to obtain cash for the purpose of meeting its debt service obligation, including the payment of principal and interest on the notes.
There were no outstanding borrowings on our 4-year revolving $400 million credit facility as of June 30, 2012, and December 31, 2011, which was issued in the second quarter of 2011.
On April 3, 2012, MCBC entered into a $300 million term loan agreement, consisting of two tranches, of $150 million and the Euro equivalent of $150 million (or €120 million) both of which were funded upon close of the Acquisition on June 15, 2012. Additionally, we entered into a 4-year revolving $300 million credit facility that was subsequently amended to increase the borrowing limit to $550 million. There were no outstanding borrowings on our $550 million credit facility as of June 30, 2012. These loan facilities are not publicly registered in the U.S. nor in Canada. See Note 13, "Debt" for further discussion related to these agreements.
On June 15, 2012, we issued a €500 million Zero Coupon Senior Unsecured Convertible Note due 2013 (the ''Convertible Note'') to the Seller in conjunction with the closing of the Acquisition. The Convertible Note matures on December 31, 2013 and is a senior unsecured obligation guaranteed by MCBC. See Note 13, "Debt" for further discussion related to the Convertible Note issuance.
Presentation
On May 7, 2002, CBC completed a public offering of $850 million principal amount of 6.375% 10-year senior notes due 2012, which were repaid in full during the second quarter of 2012. Following the repayment, we are no longer required to present the "2002 Issuer" column (historically representing CBC) and as such have removed the column from the current and historical guarantor financial statements. CBC remains a guarantor of our existing senior unsecured notes, as such, the results of CBC are now included in the Subsidiary Guarantors column.
In connection with our adoption in the first quarter of 2012 of new authoritative guidance related to the presentation of other comprehensive income as a component of the consolidating guarantor statement of operations, during the second quarter of 2012 we identified an adjustment to the calculation of Other comprehensive income, as a component of Comprehensive income attributable to MCBC, as previously disclosed within the first quarter 2012 condensed consolidating guarantor statements of operations ("GSOs"). These corrections are reflected in the GSOs for the twenty-six weeks ended June 30, 2012 and June 25, 2011, respectively. The impact of these changes to the Comprehensive income attributable to MCBC as presented below is limited to the Other comprehensive income component of Comprehensive income. Additionally, the corrections did not have an impact on the historical condensed consolidating guarantor balance sheets or statements of cash flows.

Condensed Consolidating Statements of Operations
	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
	(In millions)
Thirteen Weeks Ended March 31, 2012
Comprehensive income attributable to MCBC - as reported(1)	$56.1	$292.5	$(164.6)	$6.6	$190.6
Comprehensive income attributable to MCBC - as adjusted	$190.6	$219.4	$(100.6)	$(118.8)	$190.6
Thirteen Weeks Ended March 26, 2011
Comprehensive income attributable to MCBC - as reported(1)	$113.1	$406.4	$(163.7)	$(102.4)	$253.4
Comprehensive income attributable to MCBC - as adjusted	$253.4	$476.3	$(85.9)	$(390.4)	$253.4

(1)
Amounts as previously reported within the first quarter 2012 recast GSOs to include Molson Coors Brewing Company (UK) Limited (our primary U.K. operating entity), Golden Acquisition, and Molson Coors Holdings Limited as subsidiary guarantors. Additionally, the corrections to amounts previously reported for the 2002 Issuer are now reflected under the current structure within the subsidiary guarantor activity.

During the third quarter of 2011, we identified necessary changes to our historical treatment of intercompany distributions within the guarantor financial statements. These distributions represented a return of capital and therefore should not have been reflected in our consolidating statements of operations. While consolidated totals were not impacted, the amounts presented in our historical GSOs have been retrospectively adjusted to correct the presentation to allow for comparative information within the GSOs as indicated in the tables below. All adjustments to amounts previously reported for the 2002 Issuer or 2005 and 2010 Issuers are now reflected under the current structure within the subsidiary guarantor activity. Additionally, during the first quarter of 2012, we identified necessary changes to our historical guarantor financial statements related to intercompany transactions.

Condensed Consolidating Statements of Operations
	June 25, 2011
	As previously reported(1)
	(In millions)
	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Equity income (loss) in subsidiaries, 13 weeks ended	$223.2	$7.5	$132.7	$(363.4)	$—
Equity income (loss) in subsidiaries, 26 weeks ended	$409.1	$(120.2)	$176.9	$(465.8)	$—
Interest income (expense), net, 13 weeks ended	$(8.4)	$191.9	$(210.9)	$(0.3)	$(27.7)
Interest income (expense), net, 26 weeks ended	$(16.8)	$270.7	$(308.1)	$(0.3)	$(54.5)
Other income (expense), net, 13 weeks ended	$(0.1)	$(2.3)	$118.6	$(118.0)	$(1.8)
Other income (expense), net, 26 weeks ended	$1.3	$99.3	$118.9	$(222.0)	$(2.5)
Income (loss) from continuing operations before income taxes, 13 weeks ended	$190.4	$549.9	$9.9	$(481.7)	$268.5
Income (loss) from continuing operations before income taxes, 26 weeks ended	$342.4	$785.1	$(72.4)	$(688.1)	$367.0
Net income (loss) attributable to MCBC, 13 weeks ended	$222.8	$466.1	$15.6	$(481.7)	$222.8
Net income (loss) attributable to MCBC, 26 weeks ended	$305.7	$755.2	$(67.1)	$(688.1)	$305.7
(1)     Amounts as previously reported within the second quarter 2011 GSOs have been recast to include Molson Coors Brewing Company (UK) Limited (our primary U.K. operating entity), Golden Acquisition, and Molson Coors Holdings Limited as subsidiary guarantors as a result of our May 3, 2012 senior note issuance. Additionally, the corrections to amounts previously reported for the 2002 Issuer and 2005 and 2010 Issuers are now reflected under the current structure within the subsidiary guarantor activity.

	June 25, 2011
	As adjusted
	(In millions)
	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Equity income (loss) in subsidiaries, 13 weeks ended	$223.2	$(99.8)	$132.7	$(256.1)	$—
Equity income (loss) in subsidiaries, 26 weeks ended	$409.1	$(227.5)	$176.9	$(358.5)	$—
Interest income (expense), net, 13 weeks ended	$(8.4)	$56.5	$(75.8)	$—	$(27.7)
Interest income (expense), net, 26 weeks ended	$(16.8)	$135.3	$(173.0)	$—	$(54.5)
Other income (expense), net, 13 weeks ended	$(0.1)	$(2.3)	$0.6	$—	$(1.8)
Other income (expense), net, 26 weeks ended	$1.3	$(4.7)	$0.9	$—	$(2.5)
Income (loss) from continuing operations before income taxes, 13 weeks ended	$190.4	$307.2	$27.0	$(256.1)	$268.5
Income (loss) from continuing operations before income taxes, 26 weeks ended	$342.4	$438.4	$(55.3)	$(358.5)	$367.0
Net income (loss) attributable to MCBC, 13 weeks ended	$222.8	$223.4	$32.7	$(256.1)	$222.8
Net income (loss) attributable to MCBC, 26 weeks ended	$305.7	$408.5	$(50.0)	$(358.5)	$305.7
The following information sets forth the Condensed Consolidating Statements of Operations for the 13 and 26 weeks ended June 30, 2012, and June 25, 2011, Condensed Consolidating Balance Sheets as of June 30, 2012, and December 31, 2011, and Condensed Consolidating Statements of Cash Flows for the 26 weeks ended June 30, 2012, and June 25, 2011. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, each of the issuers and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED JUNE 30, 2012
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$7.7	$1,328.9	$162.9	$(58.6)	$1,440.9
Excise taxes	—	(410.8)	(30.7)	—	(441.5)
Net sales	7.7	918.1	132.2	(58.6)	999.4
Cost of goods sold	—	(508.2)	(120.7)	48.8	(580.1)
Gross profit	7.7	409.9	11.5	(9.8)	419.3
Marketing, general and administrative expenses	(50.9)	(219.7)	(44.0)	9.8	(304.8)
Special items, net	—	(10.8)	(10.4)	—	(21.2)
Equity income (loss) in subsidiaries	205.3	(181.6)	123.7	(147.4)	—
Equity income in MillerCoors	—	185.6	—	—	185.6
Operating income (loss)	162.1	183.4	80.8	(147.4)	278.9
Interest income (expense), net	(55.4)	64.1	(93.3)	—	(84.6)
Other income (expense), net	(19.2)	3.8	(55.1)	—	(70.5)
Income (loss) from continuing operations before income taxes	87.5	251.3	(67.6)	(147.4)	123.8
Income tax benefit (expense)	17.6	(52.8)	9.3	—	(25.9)
Net income (loss) from continuing operations	105.1	198.5	(58.3)	(147.4)	97.9
Income (loss) from discontinued operations, net of tax	—	—	0.8	—	0.8
Net income (loss) including noncontrolling interests	105.1	198.5	(57.5)	(147.4)	98.7
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	6.4	—	6.4
Net income (loss) attributable to MCBC	$105.1	$198.5	$(51.1)	$(147.4)	$105.1
Comprehensive income attributable to MCBC	$55.7	$125.6	$(4.5)	$(121.1)	$55.7

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED JUNE 25, 2011
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$8.0	$1,340.8	$85.5	$(51.2)	$1,383.1
Excise taxes	—	(434.3)	(15.2)	—	(449.5)
Net sales	8.0	906.5	70.3	(51.2)	933.6
Cost of goods sold	—	(488.5)	(78.1)	42.7	(523.9)
Gross profit	8.0	418.0	(7.8)	(8.5)	409.7
Marketing, general and administrative expenses	(31.8)	(226.5)	(22.7)	8.5	(272.5)
Special items, net	(0.5)	(10.5)	—	—	(11.0)
Equity income (loss) in subsidiaries	223.2	(99.8)	132.7	(256.1)	—
Equity income in MillerCoors	—	171.8	—	—	171.8
Operating income (loss)	198.9	253.0	102.2	(256.1)	298.0
Interest income (expense), net	(8.4)	56.5	(75.8)	—	(27.7)
Other income (expense), net	(0.1)	(2.3)	0.6	—	(1.8)
Income (loss) from continuing operations before income taxes	190.4	307.2	27.0	(256.1)	268.5
Income tax benefit (expense)	32.4	(84.5)	8.9	—	(43.2)
Net income (loss) from continuing operations	222.8	222.7	35.9	(256.1)	225.3
Income (loss) from discontinued operations, net of tax	—	—	(1.5)	—	(1.5)
Net income (loss) including noncontrolling interests	222.8	222.7	34.4	(256.1)	223.8
Add back (less): Loss (net income) attributable to noncontrolling interests	—	0.7	(1.7)	—	(1.0)
Net income (loss) attributable to MCBC	$222.8	$223.4	$32.7	$(256.1)	$222.8
Comprehensive income attributable to MCBC	$190.1	$44.1	$112.4	$(156.5)	$190.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 30, 2012
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$13.2	$2,311.6	$222.6	$(98.4)	$2,449.0
Excise taxes	—	(714.7)	(43.5)	—	(758.2)
Net sales	13.2	1,596.9	179.1	(98.4)	1,690.8
Cost of goods sold	—	(924.8)	(175.2)	81.1	(1,018.9)
Gross profit	13.2	672.1	3.9	(17.3)	671.9
Marketing, general and administrative expenses	(85.4)	(421.7)	(63.2)	17.3	(553.0)
Special items, net	(1.1)	(11.2)	(10.4)	—	(22.7)
Equity income (loss) in subsidiaries	290.2	(299.1)	149.7	(140.8)	—
Equity income in MillerCoors	—	304.5	—	—	304.5
Operating income (loss)	216.9	244.6	80.0	(140.8)	400.7
Interest income (expense), net	(55.4)	138.2	(191.2)	—	(108.4)
Other income (expense), net	(7.1)	(8.9)	(55.9)	—	(71.9)
Income (loss) from continuing operations before income taxes	154.4	373.9	(167.1)	(140.8)	220.4
Income tax benefit (expense)	30.2	(90.5)	17.1	—	(43.2)
Net income (loss) from continuing operations	184.6	283.4	(150.0)	(140.8)	177.2
Income (loss) from discontinued operations, net of tax	—	—	0.9	—	0.9
Net income (loss) including noncontrolling interests	184.6	283.4	(149.1)	(140.8)	178.1
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	6.5	—	6.5
Net income (loss) attributable to MCBC	$184.6	$283.4	$(142.6)	$(140.8)	$184.6
Comprehensive income attributable to MCBC	$246.3	$345.0	$(105.1)	$(239.9)	$246.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 25, 2011
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$13.8	$2,340.7	$111.2	$(85.3)	$2,380.4
Excise taxes	—	(736.9)	(19.5)	—	(756.4)
Net sales	13.8	1,603.8	91.7	(85.3)	1,624.0
Cost of goods sold	—	(905.1)	(116.9)	70.9	(951.1)
Gross profit	13.8	698.7	(25.2)	(14.4)	672.9
Marketing, general and administrative expenses	(64.5)	(425.9)	(34.9)	14.4	(510.9)
Special items, net	(0.5)	(10.5)	—	—	(11.0)
Equity income (loss) in subsidiaries	409.1	(227.5)	176.9	(358.5)	—
Equity income in MillerCoors	—	273.0	—	—	273.0
Operating income (loss)	357.9	307.8	116.8	(358.5)	424.0
Interest income (expense), net	(16.8)	135.3	(173.0)	—	(54.5)
Other income (expense), net	1.3	(4.7)	0.9	—	(2.5)
Income (loss) from continuing operations before income taxes	342.4	438.4	(55.3)	(358.5)	367.0
Income tax benefit (expense)	(36.7)	(29.9)	7.3	—	(59.3)
Net income (loss) from continuing operations	305.7	408.5	(48.0)	(358.5)	307.7
Income (loss) from discontinued operations, net of tax	—	—	(1.2)	—	(1.2)
Net income (loss) including noncontrolling interests	305.7	408.5	(49.2)	(358.5)	306.5
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	(0.8)	—	(0.8)
Net income (loss) attributable to MCBC	$305.7	$408.5	$(50.0)	$(358.5)	$305.7
Comprehensive income attributable to MCBC	$443.5	$520.4	$26.5	$(546.9)	$443.5

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 30, 2012
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$80.8	$186.3	$248.9	$—	$516.0
Accounts receivable, net	2.0	526.3	211.6	—	739.9
Other receivables, net	48.8	73.3	14.3	(0.2)	136.2
Total inventories, net	—	207.2	61.5	—	268.7
Other assets, net	12.5	84.7	43.2	—	140.4
Deferred tax assets	—	—	32.9	(0.5)	32.4
Intercompany accounts receivable	—	1,488.8	848.0	(2,336.8)	—
Total current assets	144.1	2,566.6	1,460.4	(2,337.5)	1,833.6
Properties, net	28.3	1,298.9	650.5	—	1,977.7
Goodwill	—	1,041.9	1,246.1	—	2,288.0
Other intangibles, net	—	4,531.6	2,593.7	—	7,125.3
Investment in MillerCoors	—	2,605.8	—	—	2,605.8
Net investment in and advances to subsidiaries	11,072.1	2,307.7	5,576.6	(18,956.4)	—
Deferred tax assets	32.6	147.0	9.2	(34.4)	154.4
Other assets, net	42.4	153.0	56.5	—	251.9
Total assets	$11,319.5	$14,652.5	$11,593.0	$(21,328.3)	$16,236.7
Liabilities and equity
Current liabilities:
Accounts payable	$11.0	$240.2	$240.8	$—	$492.0
Accrued expenses and other liabilities, net	67.3	554.5	177.8	(0.2)	799.4
Derivative hedging instruments	—	6.4	—	—	6.4
Deferred tax liability	6.6	165.4	—	(0.5)	171.5
Current portion of long-term debt and short-term borrowings	15.0	653.0	134.5	—	802.5
Discontinued operations	—	—	14.3	—	14.3
Intercompany accounts payable	813.6	846.3	676.9	(2,336.8)	—
Total current liabilities	913.5	2,465.8	1,244.3	(2,337.5)	2,286.1
Long-term debt	2,585.5	1,375.3	137.1	—	4,097.9
Derivative hedging instruments	—	209.8	—	—	209.8
Pension and post-retirement benefits	—	681.3	5.9	—	687.2
Deferred tax liability	—	—	918.2	(34.4)	883.8
Other liabilities, net	9.7	48.7	111.2	—	169.6
Discontinued operations	—	—	20.4	—	20.4
Intercompany notes payable	—	1,103.7	6,712.7	(7,816.4)	—
Total liabilities	3,508.7	5,884.6	9,149.8	(10,188.3)	8,354.8
MCBC stockholders' equity	8,654.3	14,845.4	3,267.5	(18,956.4)	7,810.8
Intercompany notes receivable	(843.5)	(6,077.5)	(895.4)	7,816.4	—
Total stockholders' equity	7,810.8	8,767.9	2,372.1	(11,140.0)	7,810.8
Noncontrolling interests	—	—	71.1	—	71.1
Total equity	7,810.8	8,767.9	2,443.2	(11,140.0)	7,881.9
Total liabilities and equity	$11,319.5	$14,652.5	$11,593.0	$(21,328.3)	$16,236.7

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2011
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$601.1	$422.5	$55.3	$—	$1,078.9
Accounts receivable, net	0.9	550.8	37.1	—	588.8
Other receivables, net	46.9	84.0	6.3	—	137.2
Total inventories, net	—	193.0	14.2	—	207.2
Other assets, net	9.7	74.2	10.1	—	94.0
Deferred tax assets	—	—	12.1	(0.5)	11.6
Discontinued operations	—	—	0.3	—	0.3
Intercompany accounts receivable	—	1,522.0	1,612.9	(3,134.9)	—
Total current assets	658.6	2,846.5	1,748.3	(3,135.4)	2,118.0
Properties, net	27.6	1,314.0	88.5	—	1,430.1
Goodwill	—	1,033.0	420.3	—	1,453.3
Other intangibles, net	—	4,525.3	60.7	—	4,586.0
Investment in MillerCoors	—	2,487.9	—	—	2,487.9
Net investment in and advances to subsidiaries	7,925.2	1,056.3	5,363.3	(14,344.8)	—
Deferred tax assets	33.1	149.2	2.3	(34.7)	149.9
Other assets	19.8	155.6	23.2	—	198.6
Total assets	$8,664.3	$13,567.8	$7,706.6	$(17,514.9)	$12,423.8
Liabilities and equity
Current liabilities:
Accounts payable	$7.3	$256.1	$37.8	$—	$301.2
Accrued expenses and other liabilities	34.6	579.9	32.3	—	646.8
Derivative hedging instruments	—	107.6	—	—	107.6
Deferred tax liability	6.2	155.6	—	(0.5)	161.3
Short-term borrowings and current portion of long-term debt	—	44.7	2.2	—	46.9
Discontinued operations	—	—	13.4	—	13.4
Intercompany accounts payable	413.8	1,646.6	1,074.5	(3,134.9)	—
Total current liabilities	461.9	2,790.5	1,160.2	(3,135.4)	1,277.2
Long-term debt	546.2	1,368.7	—	—	1,914.9
Pension and post-retirement benefits	—	693.6	3.9	—	697.5
Derivative hedging instruments	—	212.5	—	—	212.5
Deferred tax liability	—	—	490.3	(34.7)	455.6
Other liabilities, net	8.3	53.0	92.6	—	153.9
Discontinued operations	—	—	22.0	—	22.0
Intercompany notes payable	—	1,504.0	4,971.6	(6,475.6)	—
Total liabilities	1,016.4	6,622.3	6,740.6	(9,645.7)	4,733.6
MCBC stockholders' equity	8,267.8	11,917.0	1,807.9	(14,344.8)	7,647.9
Intercompany notes receivable	(619.9)	(4,971.5)	(884.2)	6,475.6	—
Total stockholders' equity	7,647.9	6,945.5	923.7	(7,869.2)	7,647.9
Noncontrolling interests	—	—	42.3	—	42.3
Total equity	7,647.9	6,945.5	966.0	(7,869.2)	7,690.2
Total liabilities and equity	$8,664.3	$13,567.8	$7,706.6	$(17,514.9)	$12,423.8

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 30, 2012
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$374.8	$664.9	$(547.9)	$(94.4)	$397.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(5.4)	(63.3)	(12.7)	—	(81.4)
Proceeds from sales of properties and intangible assets	—	1.0	0.3	—	1.3
Acquisition of businesses, net of cash acquired	—	—	(2,257.4)	—	(2,257.4)
Investment in MillerCoors	—	(565.7)	—	—	(565.7)
Return of capital from MillerCoors	—	459.9	—	—	459.9
Payments on settlement of derivative instruments	—	(110.6)	—	—	(110.6)
Investment in and advances to an unconsolidated affiliate	—	(2.6)	(1.1)	—	(3.7)
Trade loan repayments from customers	—	9.5	—	—	9.5
Trade loans advanced to customers	—	(4.6)	—	—	(4.6)
Net intercompany investing activity	(2,811.6)	(2,659.9)	—	5,471.5	—
Net cash provided by (used in) investing activities	(2,817.0)	(2,936.3)	(2,270.9)	5,471.5	(2,552.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	20.8	—	—	—	20.8
Excess tax benefits from share-based compensation	3.5	—	—	—	3.5
Dividends paid	(108.6)	(97.5)	(4.2)	94.4	(115.9)
Dividends paid to noncontrolling interests holders	—	(2.9)	—	—	(2.9)
Debt issuance costs	(39.2)	—	—	—	(39.2)
Proceeds from issuances of long-term debt	2,045.4	—	150.0	—	2,195.4
Payments on long-term debt and capital lease obligations	—	(44.8)	—	—	(44.8)
Payments on debt assumed in acquisition	—	—	(424.3)	—	(424.3)
Proceeds from short-term borrowings	—	—	2.5	—	2.5
Payments on short-term borrowings	—	—	(13.5)	—	(13.5)
Payments on settlement of derivative instruments	—	(4.0)	—	—	(4.0)
Net (payments) proceeds from revolving credit facilities	—	—	3.9	—	3.9
Change in overdraft balances and other	—	—	2.1	—	2.1
Net intercompany financing activity	—	2,178.2	3,293.3	(5,471.5)	—
Net cash provided by (used in) financing activities	1,921.9	2,029.0	3,009.8	(5,377.1)	1,583.6
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(520.3)	(242.4)	191.0	—	(571.7)
Effect of foreign exchange rate changes on cash and cash equivalents	—	6.2	2.6	—	8.8
Balance at beginning of year	601.1	422.5	55.3	—	1,078.9
Balance at end of period	$80.8	$186.3	$248.9	$—	$516.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 25, 2011
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$127.3	$(696.5)	$975.5	$(134.5)	$271.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(1.6)	(50.0)	(20.9)	—	(72.5)
Proceeds from sales of properties and intangible assets	—	—	1.2	—	1.2
Acquisition of businesses, net of cash acquired	—	—	(41.3)	—	(41.3)
Change in restricted cash balance	—	—	2.7	—	2.7
Investment in MillerCoors	—	(470.4)	—	—	(470.4)
Return of capital from MillerCoors	—	376.4	—	—	376.4
Proceeds from settlements of derivative instruments	15.4	—	—	—	15.4
Investment in and advances to an unconsolidated affiliate	—	—	(5.7)	—	(5.7)
Trade loan repayments from customers	—	1.3	6.3	—	7.6
Trade loans advanced to customers	—	(0.1)	(5.1)	—	(5.2)
Other	—	—	—	—	—
Net intercompany investing activity	0.1	2,251.2	1,497.6	(3,748.9)	—
Net cash provided by (used in) investing activities	13.9	2,108.4	1,434.8	(3,748.9)	(191.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	6.3	—	—	—	6.3
Excess tax benefits from share-based compensation	0.9	—	—	—	0.9
Dividends paid	(99.1)	—	(147.5)	134.5	(112.1)
Dividends paid to noncontrolling interest holders	—	—	(1.5)	—	(1.5)
Debt issuance costs	(2.2)	—	—	—	(2.2)
Payments on short-term borrowings, net	—	—	(8.5)	—	(8.5)
Net (payments) proceeds from revolving credit facilities	—	—	2.6	—	2.6
Change in overdraft balances and other	—	—	(10.8)	—	(10.8)
Net intercompany financing activity	—	(1,497.8)	(2,251.1)	3,748.9	—
Net cash provided by (used in) financing activities	(94.1)	(1,497.8)	(2,416.8)	3,883.4	(125.3)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	47.1	(85.9)	(6.5)	—	(45.3)
Effect of foreign exchange rate changes on cash and cash equivalents	—	2.5	9.4	—	11.9
Balance at beginning of year	832.0	349.5	36.1	—	1,217.6
Balance at end of period	$879.1	$266.1	$39.0	$—	$1,184.2

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
Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its subsidiaries. On June 15, 2012, we completed our acquisition (the "Acquisition") of StarBev Holdings S.à r.l. ("StarBev"), which we have renamed Molson Coors Central Europe ("MCCE"), operating in Central Europe (which includes Czech Republic, Serbia, Croatia, Romania, Bulgaria, Hungary, Montenegro, Bosnia-Herzegovina and Slovakia). Our other subsidiaries include: Molson Coors Canada ("MCC"), operating in Canada; MillerCoors LLC ("MillerCoors"), which is accounted for by us under the equity method of accounting, operating in the Unites States ("U.S."); Molson Coors Brewing Company (UK) Limited ("MCBC-UK"), operating in the United Kingdom ("U.K.") and the Republic of Ireland; Molson Coors International ("MCI"), operating in various other countries; and our other non-operating subsidiaries.
Unless otherwise indicated, (a) all $ amounts are in U.S. Dollars ("USD"), (b) comparisons are to comparable prior periods, and (c) the second quarter of 2012 refers to the 13 weeks ended June 30, 2012, the second quarter of 2011 refers to the 13 weeks ended June 25, 2011, and (d) first half of 2012 refers to the 26 weeks ended June 30, 2012, first half of 2011 refers to the 26 weeks ended June 25, 2011.
MillerCoors and MCCE follow a monthly reporting calendar. The second quarter and first half of 2012 and 2011 refer to the three and six months ended June 30, 2012 and June 30, 2011, respectively, except for MCCE where the second quarter and first half of 2012 refer to the two week period from the Acquisition date of June 15, 2012 through June 30, 2012.
In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America ("U.S. GAAP"), we also present pretax and after-tax "underlying income", "underlying income per diluted share", "underlying effective tax rate", "underlying free cash flow" and "proportionate consolidation of 42% of MillerCoors results", which are non-GAAP measures and should be viewed as supplements to—not substitutes for—our results of operations presented under U.S. GAAP. Our management uses underlying income, underlying income per diluted share, underlying effective tax rate, underlying free cash flow and proportionate consolidation of 42% of MillerCoors results as measures of operating performance to assist in comparing performance from period to period on a consistent basis; as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; and in communications with the board of directors, stockholders, analysts and investors concerning our financial performance. We believe that underlying income, underlying income per diluted share, underlying tax rate and underlying free cash flow performance are used by and are useful to investors and other users of our financial statements in evaluating our operating performance because they provide an additional tool to evaluate our performance without regard to special and non-core items, which can vary substantially from company to company depending upon accounting methods and book value of assets and capital structure. Additionally, the proportionate consolidation of 42% of MillerCoors results is used by management and we believe it is useful to investors as it provides a view of key metrics such as net sales, gross profit margin and operating margin as if our U.S. results were consolidated, rather than reported as equity income. We have provided reconciliations of all non-GAAP measures to their nearest U.S. GAAP measure.

Business Overview
Acquisition of StarBev
On June 15, 2012, we completed the Acquisition of StarBev from StarBev L.P. (the "Seller") for €2.7 billion (or $3.4 billion), including the assumption and payoff of existing StarBev indebtedness. Headquartered in Amsterdam and Prague, StarBev is one of the largest brewers in Central Europe. StarBev, which we renamed Molson Coors Central Europe ("MCCE"), operates nine breweries in Czech Republic, Serbia, Croatia, Romania, Bulgaria, Hungary and Montenegro and sold approximately 13.3 million hectoliters of beer in 2011. It also sells its brands in Bosnia-Herzegovina and Slovakia. In 2011, StarBev held a top-three market share position in each of its markets, and its brand portfolio includes local champions such as Staropramen, Borsodi, Kamenitza, Bergenbier, Ozujsko, Jelen, and Niksicko, and also brews and distributes other brands under license. Staropramen is distributed and sold in over 30 countries. The operating results of MCCE are reported in our new Central Europe operating segment.

The Acquisition fits squarely into our strategy to increase our portfolio of premium brands and deepen our reach into growth markets around the world. We believe the Central European beer market is attractive, with strong historical trends and upside potential as the region returns to its pre-economic-crisis growth rates. We believe MCCE, as a market leader in the Central European region, will provide us with a platform for growth and an excellent foundation from which to extend our key brands, such as Carling, into Central Europe. We believe that Staropramen, MCCE's international flagship brand, will also enhance our portfolio in some of our current and planned markets.
Second Quarter 2012 Financial Highlights:
Net income from continuing operations attributable to MCBC of $104.3 million, or $0.57 per diluted share, decreased 53.5% from a year ago primarily due to financing and acquisition-related costs, unfavorable foreign exchange, input inflation, higher special charges and higher pension costs in Canada and the U.K., partially offset by including the results of our new Central Europe segment and higher equity income in the U.S. Underlying after-tax income of $250.1 million, or $1.38 per diluted share, increased 8.0%, driven by including the results of our new Central Europe segment, positive beer pricing and sales mix in the U.S. and Canada, partially offset by lower underlying earnings in the U.K. and MCI and unfavorable foreign exchange. Our second quarter underlying income excludes some special and other non-core gains, losses and expenses that net to a $178.9 million pretax charge.
Regional highlights include:

•
In our Canada segment, income from continuing operations before income taxes and underlying pretax income increased 6.1% to $139.9 million while underlying pretax income decreased 0.6% to $139.0 million, driven by unfavorable foreign currency movements, increased marketing and sales investments and cycling lower employee incentive costs in 2011, largely offset by higher volume, positive net pricing, cost reductions, and income from the addition of the contract brewing sales to North American Breweries ("NAB").

•
In our U.S. segment, equity income in MillerCoors and underlying equity income in MillerCoors increased 8.0% to $185.6 million and 7.2% to $184.6 million, respectively, driven by positive pricing, favorable brand mix and cost management.

•
Our newly formed Central Europe segment reported income from continuing operations before income taxes of $12.4 million, and underlying pretax income of $19.7 million from the Acquisition date of June 15, 2012 through June 30, 2012.

•
In our U.K. segment, income from continuing operations before income taxes decreased $16.0 million to $16.3 million. Underlying pretax income of $28.0 million represents a decrease of $6.7 million, primarily due to lower volume, higher pension expense and higher marketing investment, partially offset by lower overhead costs.

•
In our MCI segment, loss from continuing operations before income taxes increased $13.7 million to $24.3 million while underlying pretax loss increased by $3.3 million to $13.4 million, due to the addition of costs related to the Molson Coors Cobra India joint venture and infrastructure investments and the effect of asset-value and cost adjustments in our Molson Coors Si'hai joint venture, partially offset by higher volumes.

See "Results of Operations" below for further analysis of our reportable segment results.

The following table highlights summarized components of our condensed consolidated summary of operations for the 13 and 26 weeks ended June 30, 2012, and June 25, 2011, and provides a reconciliation of "underlying income" to its nearest U.S. GAAP measure.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 30, 2012	June 25, 2011	% change	June 30, 2012	June 25, 2011	% change
	(In millions, except percentages and per share data)
Volume in hectoliters	5.799	4.964	16.8%	9.404	8.642	8.8%
Net sales	$999.4	$933.6	7.0%	1,690.8	$1,624.0	4.1%
Net income attributable to MCBC from continuing operations	$104.3	$224.3	(53.5)%	$183.7	$306.9	(40.1)%
Adjustments:
Special items(1)	21.2	11.0	92.7%	22.7	11.0	106.4%
42% of MillerCoors specials, net of tax(2)	(1.0)	0.4	N/M	(1.0)	1.0	N/M
Acquisition non-financing-related costs(3)	25.3	—	N/M	31.4	—	N/M
Acquisition financing-related costs(4)	62.9	—	N/M	62.9	—	N/M
Acquisition-related inventory step-up(5)	8.6	—	N/M	8.6	—	N/M
Euro currency purchase loss(6)	57.9	—	N/M	57.9	—	N/M
Unrealized loss on convertible note(7)	5.6	—	N/M	5.6	—	N/M
Unrealized foreign exchange gain on Acquisition financing instruments(8)	(0.6)	—	N/M	(0.6)	—	N/M
Unrealized gain on commodity swaps(9)	(1.5)	—	N/M	(2.0)	—	N/M
Molson Coors Si'hai acquisition-related costs(10)	0.5	—	N/M	0.5	—	N/M
Employee related expense(11)	—	—	N/M	(0.7)	—	N/M
Foster's total return swap(12)	—	—	N/M	—	(0.8)	N/M
Changes to environmental litigation provisions(13)	—	(0.1)	N/M	—	0.1	N/M
Noncontrolling interest effect on special items(14)	(5.1)	—	N/M	(5.1)	—	N/M
Tax effect on special items(15)	(28.0)	(4.0)	N/M	(28.4)	(5.0)	N/M
Non-GAAP: Underlying income attributable to MCBC from continuing operations, net of tax	$250.1	$231.6	8.0%	$335.5	$313.2	7.1%
Income attributable to MCBC per diluted share from continuing operations	$0.57	$1.19	(52.1)%	$1.01	$1.63	(38.0)%
Non-GAAP: Underlying income attributable to MCBC per diluted share from continuing operations	$1.38	$1.23	12.2%	$1.85	$1.66	11.4%
N/M = Not meaningful

(1)	See Part I—Item 1. Financial Statements, Note 7 "Special Items" of the unaudited condensed consolidated financial statements for additional information.

(2)
See "Results of Operations", "United States Segment" under the sub-heading "Special Items" for additional information. The tax effect related to our share of MillerCoors special items was zero for the 13 and 26 weeks ended June 30, 2012, and zero for the 13 and 26 weeks ended June 25, 2011. The effect of taxes on the adjustments used to arrive at underlying income, a non-GAAP measure, is calculated based on the statutory tax rate applicable to the item being adjusted for the jurisdiction from which each adjustment arises.

(3)	On June 15, 2012, we completed the Acquisition. Related to this transaction, we recognized acquisition-related charges, primarily consulting and legal fees.

(4)
Concurrent with the announcement of the Acquisition, we entered into a bridge loan agreement, which we terminated upon the closing of our issuance of the $1.9 billion senior notes. In connection with the issuance and subsequent termination of the bridge loan, we incurred debt fees of $13.0 million recorded as Other expense. Additionally, in advance of our issuance of the $1.9 billion senior notes, we systematically removed a portion of our interest rate market risk by entering into standard pre-issuance U.S. Treasury interest rate hedges ("Treasury Locks"). This resulted in an increase in the certainty of our yield to maturity when issuing the notes. In the second quarter of 2012, we recognized a cash loss of $39.2 million on settlement of theTreasury Locks recorded as interest expense. Finally, we recognized $10.7 million of interest expense on our $1.9 billion senior notes prior to the closing of the Acquisition. See Part I—Item 1. Financial Statements, Note 8 "Other Income and Expense" and Note 13 "Debt" of the unaudited condensed consolidated financial statements for additional information.

(5)
As part of the allocation of the consideration transferred for the Acquisition, MCCE's inventory value was increased to fair value in accordance with U.S. GAAP. This resulted in a significant decline in MCCE's gross profit after the Acquisition date of June 15, 2012. All of this inventory was subsequently sold by MCCE in the second quarter of 2012.

(6)
In connection with the Acquisition, we used the proceeds from our issuance of the $1.9 billion senior notes to purchase Euros. As a result of a negative foreign exchange movement between the Euro and USD prior to using these proceeds to fund the Acquisition, we realized a foreign exchange loss on our Euro cash holdings. See Part I—Item 1. Financial Statements, Note 8 "Other Income and Expense" of the unaudited condensed consolidated financial statements for additional information.

(7)
We issued a €500 million Zero Coupon Senior Unsecured Convertible Note ("Convertible Note") to the Seller in conjunction with the closing of the Acquisition. The Convertible Note's embedded conversion feature was determined to meet the definition of a derivative required to be bifurcated and separately accounted for at fair value with changes in fair value recorded in earnings. In the second quarter, we recognized an unrealized loss of $5.6 million recorded in interest expense related to changes in the fair value of the conversion feature. See Part I—Item 1. Financial Statements, Note 13 "Debt" and Note 14 "Derivative Instruments and Hedging Activities" of the unaudited condensed consolidated financial statements for additional information.

(8)
We recognized a foreign exchange gain related to financing instruments entered into in conjunction with the closing of the Acquisition. This gain consists of a $3.8 million gain in Central Europe related to unrealized foreign currency movements and a $3.2 million loss in Corporate related to foreign exchange movements on our newly issued Euro-denominated Convertible Note and €120 million Term Loan. See Part I—Item 1. Financial Statements, Note 13 "Debt" of the unaudited condensed consolidated financial statements for additional information.

(9)
The unrealized gain related to changes in fair value on aluminum and diesel swaps are recorded in cost of goods sold within our Corporate business activities. As the exposure we are managing is realized, we reclassify the gain or loss to the operating segment, allowing our operating segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. Unlike the majority of our derivative contracts, these swaps are not designated in a hedge accounting relationship.

(10)	We recognized costs in connection with us entering into an agreement to acquire the Molson Coors Si'hai joint venture's 49% noncontrolling interest.

(11)
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

(12)	See Part I—Item 1. Financial Statements, Note 8 "Other Income and Expense" of the unaudited condensed consolidated financial statements for additional information.

(13)
See Part I—Item 1. Financial Statements, Note 16 "Commitments and Contingencies" of the unaudited condensed consolidated financial statements under the sub-heading "Environmental" for additional information.

(14)
The effect of noncontrolling interest on the adjustments used to arrive at underlying income, a non-GAAP measure, is calculated based on our ownership percentage of our subsidiaries from which each adjustment arises. This adjustment relates primarily to the goodwill impairment charge in our Molson Coors Si'hai joint venture. See Part I—Item 1. Financial Statements, Note 12 "Goodwill and Intangible Assets" of the unaudited condensed consolidated financial statements for additional information.

(15)
The effect of taxes on the adjustments used to arrive at underlying income, a non-GAAP measure, is calculated based on the statutory tax rate applicable to the item being adjusted for the jurisdiction from which each adjustment arises.

The following tables summarize a non-GAAP view of summarized components of our condensed consolidated summary of operations for the 13 weeks ended June 30, 2012, and June 25, 2011, as if 42% of MillerCoors results were proportionately consolidated. This table does not eliminate the sales between MCBC and MillerCoors, which are discussed in Part I—Item 1. Financial Statements, Note 5 "Investments" of the unaudited condensed consolidated financial statements.

	Thirteen Weeks Ended June 30, 2012
	U.S. GAAP	% Change vs. prior year	% Change per hectoliter	% of Net sales	Non-GAAP 42% Share of MillerCoors	% Change vs. prior year	% of Net sales	Adjust-ments	Non-GAAP	% Change vs. prior year	% Change per hectoliter	% of Net sales
	(In millions, except percentages)
Volumes in hectoliters	5.799	16.8%			9.113	0.9%			14.912	6.6%
Net sales	$999.4	7.0%	(8.4)%		$934.1	4.3%			$1,933.5	5.7%	(0.8)%
Cost of goods sold	(580.1)	10.7%	(5.2)%		(551.0)	3.4%			(1,131.1)	7.0%	0.4%
Gross profit	419.3	2.3%	(12.4)%	42.0%	383.1	5.6%	41.0%		802.4	3.9%	(2.5)%	41.5%
Marketing, general and administrative expenses	(304.8)	11.9%			(197.4)	3.0%			(502.2)	8.2%
Specials	(21.2)				1.0				(20.2)
Equity income in MillerCoors	185.6	8.0%			—			(186.7)	(1.1)
Operating income	$278.9	(6.4)%		27.9%	$186.7	9.4%	20.0%	$(186.7)	$278.9	(6.4)%		14.4%
Pretax special items - net	21.2				—				21.2
42% of MillerCoors specials, net of tax	(1.0)				(1.0)			1.0	(1.0)
Acquisition non-financing-related costs	25.3								25.3
Acquisition-related inventory step-up	8.6								8.6
Unrealized gain on commodity swaps	(1.5)				—				(1.5)
Integration costs related to Molson Coors Si'hai	0.5				—				0.5
Underlying operating income	$332.0	7.3%		33.2%	$185.7	8.5%	19.9%	$(185.7)	$332.0	7.3%		17.2%

	Thirteen Weeks Ended June 25, 2011
	U.S. GAAP	% of Net sales	Non-GAAP 42% Share of MillerCoors	% of Net sales	Adjust-ments	Non-GAAP	% of Net sales
	(In millions, except percentages)
Volumes in hectoliters	4.964		9.031			13.995
Net sales	$933.6		$895.6			$1,829.2
Cost of goods sold	(523.9)		(532.9)			(1,056.8)
Gross profit	409.7	43.9%	362.7	40.5%		772.4	42.2%
Marketing, general and administrative expenses	(272.5)		(191.6)			(464.1)
Specials	(11.0)		(0.4)			(11.4)
Equity income in MillerCoors	171.8		—		(170.7)	1.1
Operating income	$298.0	31.9%	$170.7	19.1%	$(170.7)	$298.0	16.3%
Pretax special items - net	11.0		—			11.0
42% of MillerCoors specials, net of tax	0.4		0.4		(0.4)	0.4
Underlying operating income	$309.4	33.1%	$171.1	19.1%	$(171.1)	$309.4	16.9%

Second Quarter 2012 U.S. GAAP Financial Summary
Total company net sales increased 7.0% in the second quarter of 2012, driven by including the results of our new Central Europe segment. Net sales per hectoliter decreased 8.4% in the second quarter of 2012, driven by foreign currency movements partially offset by positive pricing in Canada, the addition of contract brewing sales to NAB in Canada, and the positive impact of increased sales of factored brands in the U.K. Cost of goods sold per hectoliter decreased 5.2% in the second quarter of 2012, due to foreign currency movements, partially offset by input cost inflation, higher pension expense, the addition of contract brewing sales to NAB in Canada and the impact of increased sales of factored brands in the U.K. Total company gross profit margin was 42.0%, 1.9 percentage points lower than a year ago, primarily due to increased pension expense and input inflation in the U.K and Canada. Consolidated operating margin decreased 4.0 percentage points to 27.9%, driven by the same gross profit margin factors, as well as higher special charges and increased marketing investments in Canada, U.K. and MCI. Marketing, general and administrative expense increased 11.9% due to acquisition-related costs, including the results of our new Central Europe segment, and increased marketing investments in Canada, U.K. and MCI.
Second Quarter 2012 Non-GAAP Financial Summary
Including 42% of MillerCoors with our consolidated results, total company net sales increased 5.7% in the second quarter of 2012, driven by including the results of our new Central Europe segment, the U.S., Canada and MCI. Net sales per hectoliter decreased 0.8% in the second quarter of 2012, primarily due to the addition of including Central Europe net sales at a lower net sales per hectoliter and foreign currency movements partially offset by positive pricing in Canada and the U.S. and the addition of contract brewing sales in NAB. Cost of goods sold per hectoliter increased 0.4% due to input cost inflation, higher pension expense and the addition of contract brewing sales to NAB in Canada. Total company gross profit margin was 41.5%, 70 basis points lower than a year ago, primarily due to the U.K. and MCI performance. Marketing, general and administrative expense increased 8.2% due to including the results of our new Central Europe segment, higher pension costs, increased brand investments in Canada and MCI, and cycling one-time costs in Canada. Underlying operating margin was 17.2%, up from 16.9% a year ago due to margin growth in the U.S. and including the results of our new Central Europe segment.
Worldwide beer volume
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

The following table highlights summarized components of our sales volume for the 13 and 26 weeks ended June 30, 2012, and June 25, 2011.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 30, 2012	June 25, 2011	% change	June 30, 2012	June 25, 2011	% change
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	5.799	4.964	16.8%	9.404	8.642	8.8%
Royalty volume(1)	0.203	0.099	105.1%	0.303	0.167	81.4%
Owned volume	6.002	5.063	18.5%	9.707	8.809	10.2%
Proportionate share of equity investment sales-to-retail(2)	7.904	8.002	(1.2)%	14.120	14.217	(0.7)%
Total worldwide beer volume	13.906	13.065	6.4%	23.827	23.026	3.5%

(1)	Includes our Central Europe segment volume in Russia and Ukraine, U.K. segment volume in Ireland and our MCI segment volume in Mexico, Ukraine, Spain, Russia, Vietnam and Philippines.

(2)	Reflects the addition of our proportionate share of equity method investments sales-to-retail for the periods presented.
Worldwide beer volume for MCBC increased 6.4% and 3.5% in the second quarter and first half of 2012, respectively, primarily due to including the results of our new Central Europe segment and higher volumes in Canada and MCI. Excluding our Central Europe results, our worldwide beer volume for MCBC declined 1.0% and 0.7% in the second quarter and first half of 2012, respectively, driven by lower volumes in the U.K and U.S., partially offset by higher volumes in Canada and MCI.
Synergies and other cost savings initiatives
We achieved approximately $14 million, $24 million and $150 million of cost savings in the second quarter of 2012, the first half of 2012 and program to date, respectively. As a result, we have met our second Resources for Growth, or RFG2, program's three-year goal of $150 million of annualized cost reductions six months earlier than expected. We anticipate delivering additional cost savings in the balance of 2012, which will allow us to surpass our three-year goal at the end of the year.
In addition to our RFG2 savings, MillerCoors delivered incremental cost savings of $32 million and $57 million in the second quarter of 2012 and first half of 2012, respectively. We benefit from 42% of the MillerCoors cost savings.
Income taxes
Our effective tax rate and underlying effective tax rate for the second quarter of 2012 were approximately 21% and 18%, respectively, compared to approximately 16% and 17%, respectively, for the second quarter of 2011. Our effective tax rate and underlying effective tax rate for the first half of 2012 were approximately 20% and 18%, respectively, compared to approximately 16% and 17%, respectively, for the first half of 2011.

	For the Thirteen Weeks Ended
	June 30, 2012	June 25, 2011
Effective tax rate	21%	16%
Adjustments:
Impairment of China reporting unit	(2)%	—
Non-core items	(1)%	—
Canada special items	—	1%
Non-GAAP: Underlying effective tax rate	18%	17%

Discontinued operations
Discontinued operations are primarily associated with the formerly-owned Cervejarias Kaiser Brasil S.A. ("Kaiser") business in Brazil. See Part I—Item 1. Financial Statements, Note 9 "Discontinued Operations" and Note 16 "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for discussions of the nature of amounts recognized in the Discontinued Operations section of the condensed consolidated statements of operations, which consists primarily of amounts associated with indemnity obligations to FEMSA Cerveza S.A. de C.V. ("FEMSA") related to purchased tax credits and other tax, civil and labor issues.
We recognized a gain of $2.3 million and a loss of $1.5 million in the second quarters of 2012 and 2011, respectively, and a gain of $2.4 million and a loss of $1.2 million in the first halves of 2012 and 2011, respectively, associated with adjustments to the indemnity liabilities due to foreign exchange gains and losses.
Additionally, during the second quarter of 2012, we recognized a loss of $1.5 million related to an increase in the legal reserve to the agreed upon settlement amount in the distributorship litigation, which we finalized subsequent to the second quarter of 2012. See Part I—Item 1. Financial Statements, Note 16 "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for further discussion.
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

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 30, 2012	June 25, 2011	% change	June 30, 2012	June 25, 2011	% change
	(In millions, except percentages)
Volume in hectoliters	2.411	2.368	1.8%	4.097	4.081	0.4%
Net sales	$582.9	$564.7	3.2%	$985.2	$958.5	2.8%
Cost of goods sold	(301.9)	(291.1)	3.7%	(544.3)	(516.2)	5.4%
Gross profit	281.0	273.6	2.7%	440.9	442.3	(0.3)%
Marketing, general and administrative expenses	(141.4)	(130.8)	8.1%	(254.4)	(243.3)	4.6%
Special items, net	0.9	(8.1)	(111.1)%	(1.2)	(10.3)	(88.3)%
Operating income	140.5	134.7	4.3%	185.3	188.7	(1.8)%
Other income (expense), net	(0.6)	(2.9)	(79.3)%	(1.5)	(4.7)	(68.1)%
Income (loss) from continuing operations before income taxes	$139.9	$131.8	6.1%	$183.8	$184.0	(0.1)%
Adjusting items:
Special items	(0.9)	8.1	N/M	1.2	10.3	N/M
Non-GAAP: Underlying pretax income	$139.0	$139.9	(0.6)%	$185.0	$194.3	(4.8)%
N/M = Not meaningful

Foreign currency impact on results
During the second quarter of 2012, the Canadian Dollar ("CAD") depreciated 4.4% versus the USD, resulting in an approximate $7 million negative impact to USD income from continuing operations before income taxes and USD underlying pretax income. The CAD depreciated 3.7% versus the USD in the first half of 2012, resulting in an approximate $9 million negative impact to USD income from continuing operations before income taxes and USD underlying pretax income.
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
Volume and net sales
Our second quarter and first half of 2012 Canada sales-to-retail ("STRs") increased 1.8% and 0.8%, respectively, due to the change in timing of the Canada Day holiday within our fiscal calendar. Our market share declined approximately a half-share point and a full share point in the second quarter and first half of 2012, respectively. The Canadian beer industry volume increased approximately 3% in the second quarter and first half of 2012.
Our Canada sales volume was 2.411 million hectoliters in the second quarter of 2012, up 1.8%, driven by the increase in STRs. During the first half of 2012, Canada sales volume was 4.097 million hectoliters, up 0.4%, due to a reduction in import brand inventories in the first quarter of 2012 compared to the first quarter of 2011.
Net sales per hectoliter increased 5.8% in local currency in the second quarter of 2012, driven by positive pricing and the addition of contract brewing sales to NAB. In the first half of 2012, net sales per hectoliter increased 5.6% in local currency, due to positive pricing and the addition of contract brewing sales to NAB, partially offset by negative sales mix.
Cost of goods sold
Cost of goods sold per hectoliter increased 6.2% and 8.1% in local currency in the second quarter and first half of 2012, respectively, due to the cost of brewing beer under our NAB contract, input inflation, higher pension costs and a mix shift toward higher-cost products, partially offset by cost reductions.
Marketing, general and administrative expenses
Marketing, general & administrative expense in the second quarter and first half of 2012 increased 12.9% and 7.7%, respectively, in local currency, driven by higher marketing and sales investments and cycling lower employee incentive costs in 2011.
Special items, net
During the first half of 2012, we recognized restructuring charges of $1.6 million. Also, during the second quarter and first half of 2012, we recognized special termination charges of $1.4 million and $1.9 million, respectively. Additionally, during the second quarter of 2012, we recognized a $2.3 million benefit related to the receipt of insurance proceeds in excess of expenses incurred related to flood damages at our Toronto offices. During the second quarter of 2011, we recognized a $7.6 million loss related to the correction of an immaterial error to adjust fixed assets resulting from the performance of a fixed asset count. Also, we recognized a $2.0 million gain in the second quarter of 2011 resulting from a reduction of our guarantee of BRI's debt obligations. Additionally, we recognized special termination charges of $1.2 million and $4.0 million, respectively, during the second quarter and first half of 2011. Finally, during the second quarter of 2011, we recognized restructuring charges of $0.6 million and we recognized a $0.7 million charge related to flood damages in our Toronto offices. See Part I—Item 1. Financial Statements, Note 7 "Special Items" to the unaudited condensed consolidated financial statements for further discussion.
Other income (expense), net
Other expense decreased $2.3 million and $3.2 million in the second quarter and first half of 2012, respectively, due to foreign currency movements.

United States Segment
The results and financial position of our U.S. segment operations are fully composed of our interest in MillerCoors and are being accounted for and reported by us under the equity method of accounting. See Part I—Item 1. Financial Statements, Note 5 "Investments" to the unaudited condensed consolidated financial statements for additional information.
The results of operations for MillerCoors for the three and six months ended June 30, 2012, and June 30, 2011, are as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2012	June 30, 2011	% change	June 30, 2012	June 30, 2011	% change
	(In millions, except percentages)
Volumes in hectoliters	21.697	21.504	0.9%	39.056	38.905	0.4%
Sales	$2,567.2	$2,473.1	3.8%	$4,601.8	$4,448.4	3.4%
Excise taxes	(343.2)	(340.8)	0.7%	(618.0)	(617.0)	0.2%
Net sales	2,224.0	2,132.3	4.3%	3,983.8	3,831.4	4.0%
Cost of goods sold	(1,311.8)	(1,268.8)	3.4%	(2,381.8)	(2,331.8)	2.1%
Gross profit	912.2	863.5	5.6%	1,602.0	1,499.6	6.8%
Marketing, general and administrative expenses	(470.1)	(456.0)	3.1%	(880.9)	(852.0)	3.4%
Special items, net	2.3	(1.1)	N/M	2.3	(2.5)	N/M
Operating income	444.4	406.4	9.4%	723.4	645.1	12.1%
Other income (expense), net	1.1	(1.5)	N/M	2.4	(1.9)	N/M
Income from continuing operations before income taxes and noncontrolling interests	445.5	404.9	10.0%	725.8	643.2	12.8%
Income tax expense	(1.8)	(2.9)	(37.9)%	(2.5)	(4.4)	(43.2)%
Income from continuing operations	443.7	402.0	10.4%	723.3	638.8	13.2%
Less: Net income attributable to noncontrolling interests	(5.4)	(3.3)	63.6%	(9.7)	(5.4)	79.6%
Net income attributable to MillerCoors	$438.3	$398.7	9.9%	$713.6	$633.4	12.7%
Adjusting items:
Special items, net	(2.3)	1.1	N/M	(2.3)	2.5	N/M
Non-GAAP: Underlying net income attributable to MillerCoors	$436.0	$399.8	9.1%	$711.3	$635.9	11.9%
N/M = Not meaningful

The following represents MCBC's proportional share of MillerCoors net income reported under the equity method:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 30, 2012	June 25, 2011	% change	June 30, 2012	June 25, 2011	% change
	(In millions, except percentages)
Net income attributable to MillerCoors	$438.3	$398.7	9.9%	$713.6	$633.4	12.7%
MCBC economic interest	42%	42%		42%	42%
MCBC proportionate share of MillerCoors net income	184.1	167.4	10.0%	299.7	266.0	12.7%
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(1)	1.5	2.5	(40.0)%	1.9	4.9	(61.2)%
Share-based compensation adjustment(1)	—	1.9	(100.0)%	2.9	2.1	38.1%
Equity income in MillerCoors	$185.6	$171.8	8.0%	$304.5	$273.0	11.5%
Adjusting items:
MCBC proportionate share of MillerCoors special items	(1.0)	0.4	N/M	(1.0)	1.0	N/M
Non-GAAP: Underlying net income attributable to MillerCoors	$184.6	$172.2	7.2%	$303.5	$274.0	10.8%

(1)	See Part I—Item 1. Financial Statements, Note 5 "Investments" to the unaudited condensed consolidated financial statements for a detailed discussion of these equity method adjustments.
Volume and net sales
Adjusted for trading days, MillerCoors domestic STRs for the second quarter and first half of 2012 declined 1.4% and 1.5%, respectively. Unadjusted STRs for the second quarter and first half of 2012 declined 1.4% and 0.8%, respectively. The premium segment declined slightly while the above premium segment continued its strong growth. Domestic sales-to-wholesalers for the second quarter of 2012 increased 0.3% and domestic sales-to-wholesalers in the first half of 2012 declined 0.3%. Total sales volume increased 0.9% in the second quarter of 2012, due to the domestic sales-to-wholesalers performance and increased contract brewing volume. Total sales volume increased 0.4% in the first half of 2012, due to increased contract brewing volume partially offset by the decline in domestic sales-to-wholesalers.
Domestic net sales per hectoliter increased 3.6% and 3.8% for the second quarter and first half of 2012, respectively, driven by positive pricing and sales mix. Total net sales per hectoliter, including contract brewing and company-owned distributor sales, increased 3.4% and 3.6% for the second quarter and first half of 2012, respectively.
Cost of goods sold
Cost of goods sold per hectoliter increased 2.5% and 1.8% in the second quarter and first half of 2012, driven by packaging innovation, brand premiumization and brewing material costs, partially offset by cost savings initiatives.
Marketing, general and administrative expenses
For the second quarter of 2012, marketing, general and administrative expenses increased 3.1% , due to slightly increased marketing spending related to the Miller64 brand re-launch and increased spending behind new products and packaging innovations, partially offset by lower information systems costs. Marketing, general and administrative expenses in the first half of 2012 increased 3.4%, driven by the one-time receipt of $14 million from a third party in the first quarter of 2011 and an increase in short-term and long-term employee incentive expenses in the first quarter of 2012.
Special items, net
During the second quarter of 2012, MillerCoors recognized a pension curtailment gain of $2.3 million. During the second quarter and first half of 2011, MillerCoors recognized restructuring charges of $1.1 million and $2.5 million, respectively, due to relocation expense related to the integration of MillerCoors.

Central Europe Segment
As a result of the Acquisition, our new Central Europe segment produces and sells our brands principally in the Czech Republic, Serbia, Croatia, Romania, Bulgaria, Hungary and Montenegro and also sells our brands in Bosnia-Herzegovina and Slovakia. Results of the segment also include our licensing arrangements in Russia and Ukraine and the export of Central European brands, primarily Staropramen, to over 30 countries.
The results of operations for Central Europe for the three and six months ended June 30, 2012, and June 30, 2011, are as follows:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 30, 2012(1)	June 30, 2011	% change	June 30, 2012(1)	June 30, 2011	% change
	(In millions, except percentages)
Volume in hectoliters	0.911	—	N/M	0.911	—	N/M
Net sales	$57.3	$—	N/M	$57.3	$—	N/M
Cost of goods sold	(37.0)	—	N/M	(37.0)	—	N/M
Gross profit	20.3	—	N/M	20.3	—	N/M
Marketing, general and administrative expenses	(12.3)	—	N/M	(12.3)	—	N/M
Special items, net	—	—	N/M	—	—	N/M
Operating income	8.0	—	N/M	8.0	—	N/M
Other income (expense), net	4.4	—	N/M	4.4	—	N/M
Income (loss) from continuing operations before income taxes	$12.4	$—	N/M	$12.4	$—	N/M
Adjusting items:
Acquisition-related inventory step-up	8.6	—	N/M	8.6	—	N/M
Acquisition non-financing-related costs	2.5	—	N/M	$2.5		N/M
Unrealized foreign exchange gain on Acquisition financing instruments	(3.8)	—	N/M	(3.8)		N/M
Non-GAAP: Underlying pretax income	$19.7	$—	N/M	$19.7	$—	N/M
N/M = Not meaningful

(1)	Represents Central Europe results from the Acquisition date of June 15, 2012 through June 30, 2012.
Foreign currency impact on results
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
United Kingdom Segment
Our U.K. segment produces and sells our owned brands principally in England and Wales. Results of the segment also include our licensing arrangements in the Republic of Ireland; our consolidated joint venture arrangement to produce, import and distribute the Grolsch brands in the U.K. and the Republic of Ireland; our consolidated joint venture agreement to produce and distribute the Cobra beer brands in the U.K. and the Republic of Ireland; factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us) in the U.K.; and our joint venture arrangement with DHL ("Tradeteam") for the distribution of products throughout the U.K. accounted for under the equity method. Additionally, we distribute the Modelo brands pursuant to a distribution agreement.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 30, 2012	June 25, 2011	% change	June 30, 2012	June 25, 2011	% change
	(In millions, except percentages)
Volume in hectoliters(1)	2.220	2.371	(6.4)%	3.959	4.142	(4.4)%
Net sales(1)	$326.2	$341.7	(4.5)%	$589.6	$616.4	(4.3)%
Cost of goods sold	(220.9)	(215.5)	2.5%	(401.9)	(403.5)	(0.4)%
Gross profit	105.3	126.2	(16.6)%	187.7	212.9	(11.8)%
Marketing, general and administrative expenses	(78.2)	(93.2)	(16.1)%	(162.0)	(175.6)	(7.7)%
Special items, net	(11.7)	(2.4)	N/M	(10.0)	(0.2)	N/M
Operating income	15.4	30.6	(49.7)%	15.7	37.1	(57.7)%
Interest income(2)	1.4	1.4	—%	2.9	2.9	—%
Other income (expense), net	(0.5)	0.3	N/M	(1.0)	(0.9)	11.1%
Income (loss) from continuing operations before income taxes	$16.3	$32.3	(49.5)%	$17.6	$39.1	(55.0)%
Adjusting items:
Special items	11.7	2.4	N/M	10.0	0.2	N/M
Employee related expense adjustment	—	—	N/M	(0.7)	—	N/M
Non-GAAP: Underlying pretax income (loss)	$28.0	$34.7	(19.3)%	$26.9	$39.3	(31.6)%
N/M = Not meaningful

(1)
Reflects gross segment sales and for the second quarter of 2012 includes intercompany sales to MCI of 0.067 million hectoliters and $4.5 million of net sales. The first half of 2012 includes intercompany sales to MCI of 0.111 million hectoliters and $7.2 million of net sales. The first half of 2011 includes intercompany sales to MCI of 0.020 million hectoliters and $1.3 million of net sales. The offset is included within MCI cost of goods sold. These amounts are eliminated in the consolidated totals.

(2)	Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by note receivable balances outstanding from period-to-period.
Foreign currency impact on results
During the second quarter of 2012, the British Pound ("GBP") depreciated 3.1% versus the USD, resulting in an approximate $1 million negative impact to USD income from continuing operations before income taxes and USD underlying pretax income. The GBP depreciated 2.6% versus the USD in the first half of 2012, resulting in an approximate $1 million and $2 million negative impact to USD income from continuing operations before income taxes and USD underlying pretax income, respectively.
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
Volume and net sales
Our U.K. STRs decreased 7.9% in the second quarter of 2012, due to a weak U.K. off-premise channel impacted by poor weather and increased competitor promotional activity. Our U.K. STRs decreased 6.2% in the first half of 2012, which reflects the adverse impact of the timing of the 53rd week in 2011 and customer buy-in ahead of our January 2012 price increase in addition to the volume drivers in second quarter of 2012 discussed above. Our market share declined in the second quarter and first half of 2012. The total U.K. beer industry volume decreased approximately 5% in the second quarter and first half of 2012.
In the second quarter and first half of 2012, net sales per hectoliter increased 5.3% and 2.6%, respectively, in local currency, due to the positive impact of increased sales of factored brands. Pricing on owned brands was negative, driven by lower pricing in the off-premise channel as a result of continuing competitive market dynamics, partially offset by positive pricing in the on-premise channel.

Cost of goods sold
Cost of goods sold per hectoliter increased 13.1% and 6.8% in local currency in the second quarter and first half of 2012, respectively, driven by higher sales of factored brands, input inflation, higher pension costs, and fixed cost de-leverage from lower volume.
Marketing, general and administrative expenses
Marketing, general and administrative expense decreased 13.6% and 5.5%, in local currency in the second quarter and first half of 2012, respectively, due to lower employee incentive costs and cost reduction initiatives, partially offset by higher marketing investments and pension expense.
Special items, net
During the first halves of 2012 and 2011, we recognized a gain of $3.5 million and $2.5 million, respectively, related to a release of a portion of a non-income-related tax reserve recorded as a special item in 2009. Additionally during the second quarter and first half of 2012, we recognized employee termination costs of $4.5 million and $6.3 million, respectively, relating to company-wide efforts to increase efficiency in operations. Also, during the second quarter of 2012, we recognized an asset abandonment charge of $7.2 million related to the discontinuation of primary packaging. We determined that our Home Draft package was not meeting expectations driven by a lack of demand in the U.K. market and as a result, we recognized a loss related to the write-off of the Home Draft packaging line, tooling equipment and packaging materials inventory. During the second quarter and first half of 2011, we recognized employee termination costs related to supply chain restructuring activity and company-wide efforts to increase efficiency in certain operations, finance, information technology and human resource activities of $2.4 million and $2.7 million, respectively. See Part I—Item 1. Financial Statements, Note 7 "Special Items" to the unaudited condensed consolidated financial statements for further discussion.
Other income (expense), net
During the second quarter and first half of 2012, we recognized other expense of $0.5 million and $1.0 million, respectively, due primarily to foreign currency movements. During the second quarter and first half of 2011, we recognized other income of $0.3 million and other expense of $0.9 million, respectively, driven primarily by foreign currency movements.
Molson Coors International Segment
Our MCI segment is focused on growing our business and brand portfolios in our non-core and emerging markets, including Asia, Mexico, Latin America, the Caribbean (not including Puerto Rico, as this is a part of the U.S. segment) and continental Europe. This segment includes our Molson Coors Si'hai joint venture in China and our Molson Coors Cobra India joint venture in India.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 30, 2012	June 25, 2011	% change	June 30, 2012	June 25, 2011	% change
	(In millions, except percentages)
Volume in hectoliters(1)	0.324	0.245	32.2%	0.548	0.439	24.8%
Net sales	$37.1	$28.2	31.6%	$65.2	$49.8	30.9%
Cost of goods sold(2)	(25.8)	(18.1)	42.5%	(44.3)	(32.0)	38.4%
Gross profit	11.3	10.1	11.9%	20.9	17.8	17.4%
Marketing, general and administrative expenses	(25.4)	(20.2)	25.7%	(43.7)	(35.4)	23.4%
Special items, net	(10.4)	(0.5)	N/M	(10.4)	(0.5)	N/M
Operating loss	(24.5)	(10.6)	131.1%	(33.2)	(18.1)	83.4%
Other income (expense), net	0.2	—	N/M	0.3	0.1	N/M
Income (loss) from continuing operations before income taxes	$(24.3)	$(10.6)	129.2%	$(32.9)	$(18.0)	82.8%
Adjusting items:
Special items	10.4	0.5	N/M	10.4	0.5	N/M
Molson Coors Si'hai acquisition-related costs	$0.5	$—	—%	0.5	—	—%
Non-GAAP: Underlying pretax loss(3)	$(13.4)	$(10.1)	32.7%	(22.0)	(17.5)	25.7%
N/M = Not meaningful

(1)
Excludes royalty volume of 0.102 million hectoliters and 0.060 million hectoliters in the second quarters 2012 and 2011, respectively, and excludes royalty volume of 0.169 million hectoliters and 0.101 million hectoliters in the first halves of 2012 and 2011, respectively.

(2)
Reflects gross segment amounts and for the second quarter of 2012 includes intercompany cost of goods sold from the U.K. of $4.5 million. The first half of 2012 includes intercompany cost of goods sold from the U.K. of $7.2 million. The first half of 2011 includes intercompany cost of goods sold from the U.K. of $1.3 million. The offset is included within U.K. net sales. These amounts are eliminated in the consolidated totals.

(3)
Includes loss attributable to noncontrolling interest of $7.5 million and $0.8 million in the second quarters 2012 and 2011, respectively, and includes loss attributable to noncontrolling interest of $8.0 million and $1.7 million in the first halves 2012 and 2011, respectively.

Foreign currency impact on results
Our MCI segment operates in numerous countries around the world, and each country's operations utilize distinct currencies. MCI's second quarter and first half of 2012 results were insignificantly impacted by foreign currency movements. This includes an insignificant effect on both USD losses before income taxes and USD underlying pre-tax loss.
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
Volume and net sales
MCI STRs increased 36.2% and 30.3% in the second quarter and first half of 2012, respectively, due to the addition of India sales, along with Carling growth in the Ukraine and Coors Light growth in Latin America. Excluding royalty sales (primarily in Mexico and Europe), MCI reported sales volume grew 32.2% and 24.8% in the second quarter and first half of 2012, respectively.
Net sales increased 31.6% in the second quarter of 2012, driven primarily by higher sales volume. In the first half of 2012, net sales increased 30.9%, driven by higher sales volume and positive sales mix including higher sales of Zima and Modelo brands in Japan.

Cost of goods sold
Cost of goods sold increased 42.5% in the second quarter, driven primarily by higher sales volume, asset-value and cost adjustments in our Molson Coors Si'hai joint venture and input inflation. In the first half of 2012, cost of goods sold increased 38.4%, driven by higher sales volume and sales mix including higher sales of Zima and Modelo brands in Japan, and asset-value and cost adjustments in our Molson Coors Si'hai joint venture.
Marketing, general and administrative expenses
Marketing, general and administrative expense increased 25.7% to $25.4 million and 23.4% to $43.7 in the second quarter and first half of 2012, respectively, due to incremental brand investments in priority markets, infrastructure investments and asset-value and cost adjustments in our Molson Coors Si'hai joint venture.
Special items, net
During the second quarter of 2012, we recognized a $10.4 million impairment charge to write-off the goodwill and definite-lived intangibles associated with Molson Coors Si'hai. See Part I—Item 1. Financial Statements, Note 12 "Goodwill and Intangible Assets" to the unaudited condensed consolidated financial statements for further discussion. During the second quarter and first half of 2011, we recognized $0.5 million of costs associated with other strategic initiatives.
Corporate
Corporate includes corporate interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, finance and accounting, treasury, insurance and risk management.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 30, 2012	June 25, 2011	% change	June 30, 2012	June 25, 2011	% change
	(In millions, except percentages)
Volume in hectoliters	—	—	—%	—	—	—%
Net sales	$0.4	$0.3	33.3%	$0.7	$0.6	16.7%
Cost of goods sold	1.0	(0.5)	N/M	1.4	(0.7)	N/M
Gross profit	1.4	(0.2)	N/M	2.1	(0.1)	N/M
Marketing, general and administrative expenses	(47.5)	(28.3)	67.8%	(80.6)	(56.6)	42.4%
Special items, net	—	—	—%	(1.1)	—	—%
Operating loss	(46.1)	(28.5)	61.8%	(79.6)	(56.7)	40.4%
Interest expense, net	(86.0)	(29.1)	195.5%	(111.3)	(57.4)	93.9%
Other income (expense), net	(74.0)	0.8	N/M	(74.1)	3.0	N/M
Income (loss) from continuing operations before income taxes	$(206.1)	$(56.8)	262.9%	$(265.0)	$(111.1)	138.5%
Adjusting items:
Special items	—	—	—%	1.1	—	N/M
Acquisition non-financing-related costs	22.8	—	N/M	28.9	—	N/M
Acquisition financing-related costs	62.9	—	N/M	62.9	—	N/M
Euro currency purchase loss	57.9	—	N/M	57.9	—	N/M
Unrealized loss on convertible note	5.6	—	N/M	5.6	—	N/M
Unrealized foreign exchange loss on Acquisition financing instruments	3.2	—	N/M	3.2	—	N/M
Unrealized gain on commodity swaps	(1.5)	—	N/M	(2.0)	0.1	N/M
Foster's total return swap	—	—	N/M	—	(0.8)	N/M
Changes to environmental litigation provisions	—	(0.1)	N/M	—	—	—%
Non-GAAP: Underlying pretax loss	$(55.2)	$(56.9)	(3.0)%	(107.4)	(111.8)	(3.9)%
N/M = Not meaningful
Marketing, general and administrative expenses
Marketing, general and administrative expenses were $47.5 million in the second quarter of 2012, an increase of $19.2 million, or 67.8%, due to acquisition-related costs. Excluding acquisition-related costs, marketing, general and administrative expenses were $24.7 million in the second quarter of 2012, a decrease of $3.6 million, or 12.7%, driven by lower project expense.
Marketing, general and administrative expenses were $80.6 million in the first half of 2012, an increase of $24.0 million, or 42.4%, due to acquisition-related costs. Excluding acquisition-related costs, marketing, general and administrative expenses were $51.7 million in the first half of 2012, a decrease of $4.9 million, or 8.7%, driven by lower project and overhead costs.
Special items, net
During the first half of 2012, we recognized restructuring charges of $1.1 million. There were no special items in the second quarter and first half of 2011. See Part I—Item 1. Financial Statements, Note 7 "Special Items" to the unaudited condensed consolidated financial statements for further discussion.
Interest expense, net
Net interest expense increased $56.9 million to $86.0 million in the second quarter of 2012, and increased $53.9 million to $111.3 million in the first half of 2012, due to acquisition-related financing costs and the new debt issued as part of the

Acquisition. Specifically we recognized a cash loss of $39.2 million on settlement of standard pre-issuance U.S. Treasury interest rate hedges ("Treasury Locks") we entered into in advance of our issuance of the $1.9 billion senior notes, which we used to remove a portion of our interest rate market risk. Additionally, we recognized $10.7 million of interest expense on our $1.9 billion senior notes prior to the closing of the Acquisition, and we recognized an unrealized loss of $5.6 million related to changes in the fair value of the conversion feature on the Convertible Note. Excluding these acquisition-related financing costs, net interest expense increased $1.4 million to $30.5 million in the second quarter of 2012, primarily driven by the new debt issued to fund the Acquisition. In the first half of 2012 and excluding these acquisition-related financing costs, net interest expense decreased $1.6 million to $55.8 million, driven by the net investment hedge designation of our cross currency swap contracts in the fourth quarter of 2011. As a result of this designation, all changes in fair value of the designated swaps, inclusive of the periodic interest incurred, are recorded in accumulated other comprehensive income, partially offsetting the movements resulting from the periodic translation adjustment of our Canadian business.
Other income (expense), net
Other expense was $74.0 million and $74.1 million in the second quarter and first half of 2012, due to a $57.9 million foreign exchange loss on our Euro cash holdings when we used the proceeds from our issuance of the $1.9 billion senior notes to purchase Euros and experienced a negative foreign exchange movement between the Euro and USD prior to using these proceeds to fund the Acquisition. Additionally, concurrent with the announcement of the Acquisition, we entered into a bridge loan agreement, which we terminated upon the closing of our issuance of the $1.9 billion senior notes. In connection with the issuance and subsequent termination of the bridge loan, we incurred debt fees of $13.0 million. Excluding these financing and acquisition-related costs and $3.2 million of unrealized foreign exchange loss on acquisition financing instruments, other income was $0.1 million and zero, respectively, in the second quarter and first half of 2012. Other income was $0.8 million in the second quarter of 2011. In first half of 2011, other income was $3.0 million driven by a $0.8 million mark-to-market gain related to final settlement of the remaining total return swaps and related financial instruments we arranged with respect to Foster's common stock, as well as $1.1 million related to foreign currency movements.
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
A significant portion of our cash flows from operating activities are generated outside the U.S., in currencies other than USD. As of June 30, 2012, approximately 83% of our cash and cash equivalents were denominated in foreign currencies. This increase from the prior quarter is driven by using significant U.S. denominated cash to fund the Acquisition. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We have accrued for U.S. federal and state tax liabilities on the earnings of our foreign subsidiaries, except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal and state income tax payments in future years. We utilize a variety of financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.
Net Working Capital
As of June 30, 2012, December 31, 2011, and June 25, 2011, we had net working capital of $350.0 million, $887.7 million and $567.3 million, respectively, excluding short-term borrowings and current portion of long-term debt. We commonly operate at minimal positive working capital levels or working capital deficits given the relatively quick turnover of our receivables and inventory, the levels of which fluctuate with the seasonality in our business. However, our current working capital level is bolstered by a high level of cash generated from revenue growth, as well as various cost saving initiatives. Our working capital is also sensitive to foreign exchange rates, as a significant majority of our current assets and current liabilities are denominated in CAD, GBP, and our Central European operating currencies such as Euro, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu and Bulgarian Lev, while financial results are reported in USD. Below is a table outlining our current and historical net working capital levels (in millions):

	As of
	June 30, 2012	December 31, 2011	June 25, 2011
Current assets	$1,833.6	$2,118.0	$2,364.7
Less: Current liabilities	(2,286.1)	(1,277.2)	(1,847.8)
Add: Current portion of long-term debt and short-term borrowings	802.5	46.9	50.4
Net working capital	$350.0	$887.7	$567.3
The decrease in net working capital from $887.7 million at December 31, 2011, is primarily driven by the significant amount of cash used to fund the Acquisition.
Cash Flows
Our business usually generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. Risk Factors in our Annual Report.
Cash Flows from Operating Activities
Net cash provided by operating activities of $397.4 million for the first half of 2012, increased by $125.6 million compared to the second quarter of 2011.

•
Net income for the first half of 2012 including noncontrolling interest was lower by $128.4 million driven by financing and acquisition-related costs, input inflation and higher pension costs in Canada and the U.K., partially offset by higher equity income in the U.S., higher amortization of debt issuance costs and higher impairment charges.

•
This decrease was offset by improved working capital of $234.2 million, which includes the impact of 15 days of Central Europe working capital post-acquisition. This is primarily driven by lower accounts receivable balances in the U.K. and timing of accounts payable and accrued liability balances in the U.K., Central Europe, Canada and Corporate.

Cash Flows from Investing Activities
Net cash used in investing activities of $2,552.7 million for the first half of 2012, increased by $2,360.9 million compared to the first half of 2011.

•
Higher net cash used in investing activities was driven by the Acquisition of $2,257.4 million, net of cash acquired compared to the $29.4 million acquisition of Sharp's Brewery Ltd. and the $10.3 million acquisition of a controlling stake of Molson Coors Cobra India in the first half of 2011.

•
Higher net cash used in investing activities further relates to the $110.6 million settlement in the first quarter of 2012 of approximately 33% of our remaining cross currency swaps designated as a net investment hedge. See Part I—Item 1. Financial Statements, Note 14 "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements.

Cash Flows from Financing Activities
Net cash provided by financing activities of $1,583.6 million for the first half of 2012, increased by $1,708.9 million from $125.3 million of net cash used in financing activities in the first half of 2011.

•
Higher net cash provided by financing activities was driven by proceeds from issuances of long-term debt of $2,195.4 million related to the Acquisition, partially offset by $37.0 million higher debt issuance costs in the first half of 2012.

•
Higher net cash provided by financing activities also increased by $14.5 million related to the exercise of stock options. The number of options exercised increased by 0.5 million shares and was driven by a significant number of awards nearing expiration.

•
This was partially offset by the $424.3 million repayment of the Subordinated Deferred Payment Obligation in the first half of 2012, which we assumed as part of the Acquisition. Additionally, in the first half of 2012, we repaid the remaining $44.8 million outstanding of our $850 million 6.375% 10-year notes that were due in May 2012.

Underlying Free Cash Flow
For the first half of 2012, we generated $335.2 million of underlying free cash flow. This represents an increase of $213.3 million in cash provided from underlying free cash flow from $121.9 million a year ago, driven by improved working capital and higher underlying net income, partially offset by higher capital expenditures.
The following table provides a reconciliation of Underlying Free Cash Flow to the nearest U.S. GAAP measure (Net Cash Provided by Operating Activities) (in millions):

		For the Twenty-Six Weeks Ended
		June 30, 2012	June 25, 2011
		(In millions)
U.S. GAAP:	Net Cash Provided by Operating Activities(1)	$397.4	$271.8
Less:	Additions to properties(1)	(81.4)	(72.5)
Less:	Investment in MillerCoors(1)	(565.7)	(470.4)
Add:	Return of capital from MillerCoors(1)	459.9	376.4
Add:	Proceeds from sale of assets and businesses(1)	1.3	1.2
Add:	Loss related to settlement of Treasury Locks(2)	39.2	—
Add:	Euro currency purchase loss(2)	57.9	—
Add:	Acquisition non-financing related costs(2)	12.2	—
Add:	MillerCoors investments in businesses(3)	14.4	—
Add:	Proceeds from settlements of derivative instruments(1)	—	15.4
Non-GAAP:	Underlying Free Cash Flow (adjusted for special cash sources/uses at MillerCoors)	$335.2	$121.9

(1)	Included in net cash used in investing activities.

(2)	Costs related to the Acquisition, included in net cash provided by operating activities.

(3)
Amounts represent our proportionate 42% share of the cash flow impacts, as determined by management. These items adjust operating cash flow to arrive at our underlying free cash flow for the first two quarters of the year and the comparable prior-year period.

Capital Resources
Cash and Cash Equivalents
As of June 30, 2012, we had total cash and cash equivalents of $516.0 million, compared to $1,078.9 million at December 31, 2011, and $1,184.2 million at June 25, 2011. The decrease versus previous quarters is driven by the use of a significant amount of cash to fund the Acquisition. Our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 90 days or less. These investments are viewed by management as low-risk investments and on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary.
Borrowings
The majority of our outstanding borrowings as of June 30, 2012, consisted of publicly traded notes, with maturities ranging from 2013 to 2042. Long-term debt was $4,097.9 million, $1,914.9 million and $1,951.1 million at June 30, 2012, December 31, 2011, and June 25, 2011, respectively. Not included in these amounts are current portions of long-term debt and short-term borrowings. Current portions of long-term debt were $683.1 million, $44.7 million, and $44.9 million as of June 30, 2012, December 31, 2011, and June 25, 2011, respectively. Short-term borrowings were $119.4 million, $2.2 million, and $5.5 million as of June 30, 2012, December 31, 2011, and June 25, 2011, respectively. Our total borrowings increased by $2.9 billion from December 31, 2011 to June 30, 2012, primarily due to financing activities in connection with the Acquisition as discussed below.
On April 3, 2012, we entered into a term loan agreement (the ''Term Loan Agreement'') that provides for a 4-year term loan facility of $300 million, composed of one $150 million borrowing and one Euro-denominated borrowing equal to $150 million at issuance (or €120 million borrowing) both of which were funded upon close of the Acquisition on June 15, 2012. The

Term Loan Agreement requires quarterly principal repayments on each borrowing equal to 2.5% of the initial principal obligation, commencing on September 30, 2012, with the remaining 62.5% principal balance due at the June 15, 2016 maturity date. The obligations under the Term Loan Agreement are our general unsecured obligations. The Term Loan Agreement contains customary events of default, specified representations and warranties and covenants, including, among other things, covenants that limit our and our subsidiaries' ability to incur certain additional priority indebtedness, create or permit liens on assets or engage in mergers or consolidations.
On May 3, 2012, we issued $1.9 billion of senior notes with portions maturing in 2017, 2022 and 2042. The 2017 senior notes were issued in an initial aggregate principal amount of $300 million at 2.0% interest and will mature on May 1, 2017. The 2022 senior notes were issued in an initial aggregate principal amount of $500 million at 3.5% interest and will mature on May 1, 2022. The 2042 senior notes were issued in an initial aggregate principal amount of $1.1 billion at 5.0% interest and will mature on May 1, 2042.
On June 15, 2012, we issued a €500 million Zero Coupon Senior Unsecured Convertible Note due 2013 (the ''Convertible Note'') to the Seller in conjunction with the closing of the Acquisition. The Convertible Note matures on December 31, 2013 and is a senior unsecured obligation guaranteed by MCBC. The Seller may exercise a put right with respect to the Convertible Note beginning on March 14, 2013 (the “First Redemption Date”) and ending on December 19, 2013, for the greater of the principal amount of the Convertible Note or the aggregate cash value of 12,894,044 shares of our Class B Common Stock, as adjusted for certain corporate events. See Part I—Item 1. Financial Statements, Note 13 "Debt" to the unaudited condensed consolidated financial statements for further discussion of 2012 financing activities, as well as pre-existing borrowings.
Credit markets in the United States and across the globe have improved significantly since the financial crisis of late 2008. Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on such credit facilities if the need arose. There were no outstanding borrowings on our 4-year revolving $400 million or 4-year revolving $550 million credit facilities as of June 30, 2012, which were issued in the second quarter of 2011 and second quarter of 2012, respectively. We also have uncommitted lines of credit with several banks should certain business units need additional short-term liquidity. Under the terms of some of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions. As of June 30, 2012 and December 31, 2011, we were in compliance with all of these restrictions and have met all debt payment obligations.
Use of Cash
With the Acquisition, our cash use will focus primarily on debt repayment for the next few years, along with cash dividends, potential strategic investments and other general corporate uses.
On August 2, 2011, we announced that our Board of Directors approved a new program authorizing the repurchase, of up to $1.2 billion of our Class B common stock, with an expected program term of three years. This program was later extended to Class A shares although the primary focus has been on Class B shares. There were no repurchases in the first half of 2012 and we do not expect further repurchases until our debt ratios return closer to levels maintained prior to the financing activities related to the Acquisition.
Credit Rating
Following our offering of $1.9 billion of senior notes in the second quarter of 2012, DBRS and Moody's Investor Service each maintained our stable outlook while reducing our ratings from BBB High to BBB and from Baa1 to Baa2, respectively. Additionally, Fitch initiated their rating of BBB stable. Standard and Poor's maintained our BBB- rating while reducing its outlook from positive to negative. Our BBB- rating from Standard & Poor's is one notch above "below investment grade." A securities rating is not a recommendation to buy, sell or hold securities, and it may be revised or withdrawn at any time by the rating agency.

MillerCoors
MillerCoors distributes its excess cash to its owners, SABMiller and MCBC, on a 58%/42% basis, respectively. MillerCoors does not carry significant debt obligations, and there are no restrictions from external sources on its ability to make cash distributions to its owners.
MillerCoors recognized $73.0 million and $72.6 million of depreciation and amortization during the second quarters of 2012 and 2011, respectively, and $144.1 million and $144.1 million during the first halves of 2012 and 2011, respectively.
As of June 30, 2012, and December 31, 2011, MillerCoors had cash of $61.1million and $30.4 million, respectively. As of June 30, 2012, and December 31, 2011, total debt was $28.3 million and $28.2 million, respectively.

MillerCoors contributed $77.6 million to its defined benefit pension plans during the first half of 2012. For 2012, MillerCoors' contributions to its defined benefit pension plans are expected to be approximately $110 million to $130 million (our 42% share is $46 million to $55 million), and are not included in our contractual cash obligations discussion below.

Foreign Exchange
Foreign exchange risk is inherent in our operations primarily due to the significant operating results that are denominated in currencies other than USD, predominantly CAD, GBP, and our Central European operating currencies such as Euro, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu and Bulgarian Lev. Our approach is to reduce the volatility of cash flows and reported earnings which result from currency fluctuations rather than business related factors. Therefore, we closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to foreign currency fluctuations. Our financial risk management policy is intended to offset a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. See Part I—Item 1. Financial Statements, Note 14 "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements for further discussion on our financial risk management strategies.

Capital Expenditures
We spent $81.4 million on capital improvement projects worldwide in the second quarter, excluding capital spending by MillerCoors and other equity method joint ventures, representing an increase from the $72.5 million of capital expenditures in the second quarter 2011. We now expect to incur capital expenditures for 2012 of approximately $240 million, including capital spending by Central Europe and excluding capital spending by MillerCoors and other equity method joint ventures.

Contractual Obligations and Commercial Commitments
Contractual Cash Obligations as of June 30, 2012
A summary of our consolidated contractual cash obligations as of June 30, 2012, and based on foreign exchange rates at June 30, 2012, is as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Debt obligations	$4,907.1	$783.5	$635.3	$1,396.5	$2,091.8
Interest payments on debt obligations	2,134.4	161.8	294.4	210.5	1,467.7
Derivative payments	237.0	27.2	209.8	—	—
Retirement plan expenditures	132.9	45.2	16.8	18.9	52.0
Operating leases	123.4	33.4	47.6	22.6	19.8
Capital leases	1.6	0.5	1.0	0.1	—
Other long-term obligations	2,995.5	894.4	974.8	680.8	445.5
Total obligations	$10,531.9	$1,946.0	$2,179.7	$2,329.4	$4,076.8
See Part I - Item 1. Financial Statements, Note 13 "Debt", Note 14 "Derivative Instruments and Hedging Activities", Note 15 "Pension and Other Postretirement Benefits", and Note 16 "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for additional information. The increase from $5.9 billion at March 31, 2011 is primarily driven by the Acquisition debt and related interest expense in addition to including MCCE's contractual obligations and commercial commitments.
Other commercial commitments as of June 30, 2012

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$37.0	$37.0	$—	$—	$—

Contingencies
We enter into contractual arrangements under which we may agree to indemnify third parties from any losses or guarantees incurred relating to pre-existing conditions arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. See Part I—Item 1. Financial Statements, Note 16, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for a discussion of our indemnity and environmental obligations.
We provide indemnities to FEMSA regarding certain tax, civil and labor claims, including cases related to purchased tax credits. See Part I—Item 1. Financial Statements, Note 16, "Commitments and Contingencies—Kaiser and Other Indemnity Obligations," to the unaudited condensed consolidated financial statements, for a detailed discussion.

Off-Balance Sheet Arrangements
As of June 30, 2012, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook for 2012
We expect 2012 to be as challenging as 2011 in all our markets. Additionally in 2012, we anticipate adverse foreign exchange rates and increased pension expense. We expect additional pension expense this year of approximately $15 million in Canada and $10 million in the U.K.
For the balance of the year, in addition to focusing on the integration of MCCE, we are investing incrementally in our brands and innovation to drive financial performance. Marketing investments are planned to be higher in Canada, U.K. and MCI. MillerCoors also plans incremental investments in the U.S. for the balance of the year, primarily around innovative brands and packages and business transformation. In Central Europe, after a double-digit increase in marketing and sales spending behind our innovation agenda in the first half, we plan more-moderate local currency increases in the second half of this year.
We also expect higher input costs in all of our businesses, some of which we expect to offset with additional cost-reduction initiatives across our company. Later in 2012, we will be cycling the 53rd week in our fiscal year 2011, which provided approximately $12 million of pretax income in Canada, partially offset by $3 million of higher interest and overhead expenses in Corporate.
In Canada, we continue to roll out Coors Light Iced T and have launched aluminum pints for Coors Light and Molson Canadian. We also acquired the license for Newcastle Brown Ale and Strongbow Cider in Canada and managed the pricing and volume mix in the West to better balance our market share performance. Also, we expect the second quarter volume benefit from the timing of the Canada Day holiday to reverse in the third quarter.
We now expect our 2012 Canada cost of goods sold per hectoliter to increase at a high-single-digit rate in local currency, up from mid-single-digit rate in the previous quarter, due a mix shift toward higher-cost packages and products, including Strongbow and Newcastle, and to the cost of brewing NAB contract volume.
In the U.S., we have strong marketing and sales programming behind our key brands this year in peak season, especially for Miller Lite, Coors Light and Miller64. We are also introducing or testing a range of new brands, and we continue to leverage a full slate of innovative packaging, including the Miller Lite Punch Top Can, to help build our existing brands.
We continue to expect MillerCoors cost of goods sold per hectoliter to increase at a low-single-digit rate in 2012, largely due to increases in brewing materials and fuel costs.
In Central Europe, our results were impacted by negative foreign exchange and up-front investments behind innovations and marketing efforts ahead of peak season this year, from which we expect strong returns in the second half. These innovations include lemon and grapefruit extensions of some of our leading brands. These line extensions and new packages have been growing strongly this summer and are pulling volume from inside the beer category and from other types of beverages. Additionally, following expansion last year, Staropramen is growing strongly in Central Europe and in our export markets. As a result, we are optimistic that our Central Europe trends in local currency will improve in the second half.
We expect our 2012 Central Europe cost of goods sold per hectoliter to grow at a low-single-digit rate in local currency on a pro forma basis, driven by brewing materials, utilities and fuel inflation.
In the U.K., we plan to invest in marketing and in our Sharp's Brewery to increase capacity in order to support Doom Bar, which has been the fastest growing cask ale in the U.K. for the past three years. In the U.K. in the third quarter, we will be cycling a reduction in employee incentive compensation expense last year. This will have a negative impact on our results in the third quarter of approximately $6 million.
We now expect our 2012 U.K. cost of goods sold per hectoliter to grow at a high-single-digit rate in local currency, up from mid-single-digit rate in the previous quarter, driven by input inflation, sales mix and one-time expenses related to the U.K. brewery improvements this year.
The 2012 investment in MCI will be moderately higher than last year.
We now expect 2012 marketing, general and administrative expense in Corporate to be approximately $135 million, which includes approximately $35 million of acquisition-related costs, which we estimate will be less than $5 million in the second half of this year.
Interest
We now anticipate 2012 Corporate net interest expense of approximately $150 million based on current foreign exchange rates and excluding underlying adjustments. The new debt used to fund the Acquisition carries a weighted average interest rate of approximately 3%.
Tax
Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled. We continue to anticipate that our 2012 effective tax rate on income will be in the range of 17% to 21%. We do not expect the Acquisition to have a substantial impact on the company's 2012 effective tax rate, but we will have a clearer view of this by next quarter. As a result, we are not changing our 2012 tax rate guidance at this time. We continue to expect our normalized long-term tax rate to be in the range of 22% to 26%, but we anticipate that it will take a few years to move up to that range. In addition, there are other pending law changes in the U.S., U.K., Canada and Central Europe that if enacted, may have an impact on our effective tax rate.
Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first half of 2012.

As of June 30, 2012, we had $753.9 million of goodwill and $315.9 million of indefinite-lived intangibles associated with our U.K. reporting unit and Carling brand, respectively, which originated from our acquisition of Coors Brewers Limited in 2002. Our annual impairment testing in 2011 revealed that the fair value of the U.K. reporting unit and the Carling brand was more than 25% and 175%, respectively, in excess of their carrying values. In recent quarters our U.K. business, along with other U.K. corporations across all industries, has been adversely impacted by the soft economy both in the U.K. and Europe. If this continues, a future impairment charge may be required.

Through our annual impairment testing in 2011, we determined that the fair value of our China reporting unit, included in MCI, was not significantly in excess of its carrying value. Since its inception, the performance of the Molson Coors Si'hai joint venture (which is included in our China reporting unit with our other operations in China) has not met our expectations due to delays in executing its business plans. As a result, the fair value of our China reporting unit only exceeded its carrying value by 4%. We have held ongoing negotiations with our joint venture partner intended to overcome these business difficulties and other issues affecting the joint venture. As part of the negotiations to resolve these issues with our partner, during the second quarter of 2012, we signed an agreement to acquire our partner's 49% noncontrolling interest in the joint venture. Since the execution of the agreement, there has been a lack of progress by our partner in timely satisfying the closing conditions, as well as delays and new obstacles in gaining government approval for the acquisition of the noncontrolling interest, including a court order in China which prevents our joint venture partner from transferring its equity interest to us. These developments, coupled with the impact of increased competitive pressures in China were the combined trigger to review the future cash flows for the reporting unit. The subsequent testing identified that the full amount of the goodwill was impaired resulting in a charge of $9.5 million in the second quarter of 2012. Additionally, in the second quarter of 2012, we recognized an impairment charge on the definite-lived brand and distribution rights intangible assets of $0.9 million. Both of these charges are classified as Special items in our Condensed Consolidated Statements of Operations. In addition, as a result of the recent developments, we believe there is a substantial likelihood the closing conditions in the agreement with our joint venture partner will not be satisfied, which will result in the closing of the purchase of our joint venture partner's equity interest not occurring on the terms contemplated by the agreement previously signed, or at all. In that scenario, we will consider other alternatives, which may require us to record further costs and potential incremental asset impairment charges in the future related to our China reporting unit.
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
Testing Indefinite-lived Intangibles for Impairment
In July 2012, the FASB issued authoritative guidance related to the impairment testing of indefinite-lived intangibles. The new guidance permits an entity to first assess qualitative factors to whether it is more likely than not that the fair value of an indefinite-lived intangible is less than its carrying amount. If it is concluded that this is the case, the annual impairment test is necessary. Otherwise, the annual impairment test is not required. This guidance is effective for annual and interim goodwill impairment tests performed for our fiscal years beginning January 1, 2013, however, we have decided to early adopt and make it effective for our 2012 impairment review, which will take place in the third quarter. This guidance does not have an impact on our financial position or results from operations.
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
For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Item 1. Financial Statements, Note 14 "Derivative Instruments and Hedging Activities," to the unaudited condensed consolidated financial statements. On a rolling twelve-month basis, maturities of derivative financial instruments held on June 30, 2012, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$(229.8)	$(24.1)	$(205.7)	$—	$—
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
The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign exchange rates, and commodity prices of our derivative and debt portfolio:

	As of
Estimated fair value volatility	June 30, 2012	December 31, 2011
	(In millions)
Foreign currency risk:
Forwards	$(69.6)	$(72.6)
Swaps	$(56.8)	$(46.4)
Foreign currency denominated debt	$(187.5)	$(106.7)
Equity conversion feature of debt	$(9.8)	$—
Interest rate risk:
Debt	$(122.5)	$(17.5)
Swaps	$(32.7)	$(44.4)
Commodity price risk:
Swaps	$(1.5)	$(2.7)
Equity price risk:
Equity conversion feature of debt	$(18.0)	$—
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). We acquired StarBev in the second quarter of 2012. As such, the scope of our assessment of the effectiveness of internal control over financial reporting does not include StarBev. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1.    Legal Proceedings
We are party to various legal proceedings arising in the ordinary course of business as described in Part I—Item 1. Financial Statements, Note 16, "Commitments and Contingencies—Litigation and Other Disputes" to the unaudited condensed consolidated financial statements, which if decided adversely to or settled by us, may, individually or in the aggregate, be material to our financial condition or results of operations. We may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if we believe such settlement is in the best interests of our stockholders.
In 1999, Molson entered into an agreement for the distribution of Molson products in Brazil. In 2000, before commencing distribution in Brazil, Molson terminated the distribution agreement and paid the distributor $150,000 in settlement. The distributor sued Molson to set aside the settlement and to seek additional compensation. The Appellate Court of the State of Rio de Janeiro ("Appellate Court") set aside the settlement agreement and determined that Molson was liable to the distributor, with the amount of damages to be determined through subsequent proceedings. An appeal of the liability decision is currently pending before the Brazilian Superior Court of Justice, which allowed Molson's appeal during the fourth quarter of fiscal year 2009 and agreed to hear the merits of Molson's appeal. With respect to damages, the case was remanded to a Rio de Janeiro trial court to determine the amount of damages. The trial court retained an expert who provided a report adopting the position of the distributor and recommended damages based on a business plan that was never implemented. Molson challenged the irregularity of the expert process, the impartiality of the expert, as well as the report's specific recommendation. The trial court denied Molson's challenges. Molson filed an appeal before the Appellate Court regarding these procedural irregularities, which was denied during the fourth quarter of fiscal year 2009. Following the trial court's procedural ruling during the third quarter of 2009, that court handed down a decision in the distributor's favor granting the full amount of the lost anticipated profits alleged by the distributor, approximately $42 million, plus attorney's fees and accrued interest from the termination of the distribution agreement. Molson appealed the judgment to the Appellate Court. During the fourth quarter of 2009, the Appellate Court directed the court-retained expert to explain the basis for his damages calculation. During the first quarter of 2010, the Appellate Court granted Molson's appeal and vacated the $42 million judgment. The Appellate Court remanded the proceeding to the trial court and ordered that court to select a different expert. The Appellate Court furthermore directed the trial court to use specific criteria in setting damages, the effect of which should be to substantially reduce the award. Molson sought clarification as to the precise criteria to be used. In April 2010, the Appellate Court denied Molson's motion for clarification, but limited the accrual of interest in this matter. In October 2010, the Appellate Court denied the distributor's motion to set aside the vacation of the $42 million judgment. In July 2011, the trial court selected a new expert to formulate a new calculation of damages. During the second quarter of 2012, we entered into settlement negotiations with the distributor and agreed in principle to settle this litigation for approximately $6.3 million, including legal fees. Subsequent to the end of the second quarter 2012, we finalized the settlement for the $6.3 million accrued at June 30, 2012.
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

ITEM 1A.    Risk Factors
In addition to the factors discussed in Part I—Item 1A. Risk Factors in our Annual Report for the year ended December 31, 2011, we have identified the following additional risk factors related to the completion of our acquisition (the "Acquisition") of StarBev Holdings S.à r.l. ("StarBev") from StarBev L.P. (the "Seller") on June 15, 2012, which we subsequently renamed Molson Coors Central Europe ("MCCE"). You should carefully consider the factors discussed below and in Part I—Item 1A. Risk Factors in our Annual Report, which could materially affect our business, financial condition and/or future results. The risks described herein and in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our business, financial condition and/or future results.

We may not recognize the benefits of the Acquisition.
We may not realize the expected benefits of the Acquisition because of integration difficulties and other challenges. The success of the Acquisition will depend, in part, on our ability to realize all or some of the anticipated synergies and other benefits from integrating MCCE's business with our existing businesses. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of MCCE's business include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	possible inconsistencies in standards, controls, procedures and policies, and compensation structures between
MCCE's structure and our structure;

•	failure to retain key customers and suppliers;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;

•	operating risks inherent in MCCEs business and our business;

•	unanticipated issues, expenses and liabilities;

•	unfamiliarity with operating in Central Europe; and

•	disputes with minority shareholders of MCCE's subsidiary, Trebjesa AD, that may disrupt our integration efforts or cause us to need to buy out their interests.

We may not be able to maintain the levels of revenue, earnings or operating efficiency that each of Molson Coors and MCCE had achieved or might achieve separately. In addition, we may not accomplish the integration of MCCE's business smoothly, successfully or within the anticipated costs or timeframe. Moreover, the markets in which MCCE operates may not experience the growth rates expected and any further economic downturn affecting Europe could negatively impact MCCE's business. These markets are in differing stages of development and may experience more volatility than expected or face more operating risks than in the more mature markets in which Molson Coors has historically operated. If we experience difficulties with the integration process or if the MCCE business or the markets in which it operates deteriorate, the anticipated cost savings, growth opportunities and other synergies of the Acquisition may not be realized fully, or at all, or may take longer to realize than expected. In such case, our business, financial condition and results of operations may be negatively impacted.

We face risks associated with the Sale and Purchase Agreement ("SPA") in connection with the Acquisition.
In connection with the Acquisition, we assumed substantially all the liabilities of MCCE that were not satisfied on or prior to the closing date. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of MCCE. Under the SPA and a management warranty deed (the "Management Warranty Deed"), the Seller has agreed to provide us with a limited set of representations and warranties. Our sole remedy from the Seller for any breach of those representations and warranties is an action for indemnification, not to exceed €100 million under the SPA and €50 million under the Management Warranty Deed. Damages resulting from a breach of a representation or warranty could have a material and adverse effect on our financial condition and results of operations.

Impacts of the Acquisition on our financial position.
As a result of the Acquisition, the already significant amount of goodwill and other intangible assets on our consolidated financial statements increased. Such amounts are subject to impairment based upon future adverse changes in our business or prospects. In addition, we incurred a significant amount of additional indebtedness in connection with the Acquisition. After giving effect to our $1.9 billion senior notes offering, borrowings under the new credit and term loan agreements in connection with the Acquisition and the issuance of the Convertible Note to the Seller, we have outstanding $4,781 million of indebtedness as of June 30, 2012, the ability to incur up to an additional $550 million of indebtedness under our new revolving credit facility and the ability to incur up to an additional $400 million of indebtedness under our existing revolving credit facility. We may incur significantly more indebtedness in the future. As a result of the debt that we incurred in connection with the Acquisition, we have suspended share repurchases until our credit metrics are closer to pre-MCCE acquisition levels, and there can be no assurance that our credit ratings will remain at an investment grade level or that they will improve. We also intend to use cash from operations to reduce our debt level, which will reduce funds available for other purposes and may increase our vulnerability to adverse economic or industry conditions. In addition, our indebtedness also subjects us to financial and operating covenants, which may limit our flexibility in responding to our business needs. If we are not able to maintain compliance with stated financial ratios or if we breach any of the other covenants in any debt agreement, we could be in default under such agreement. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities for Quarter Ended June 30, 2012
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2012 - April 28, 2012	—	$—	—	$878,855,139
April 29, 2012 - May 26, 2012	—	—	—	878,855,139
May 27, 2012 - June 30, 2012	—	—	—	878,855,139
Total	—	$—	—	$878,855,139

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

ITEM 3.    Defaults upon Senior Securities
None

ITEM 5.    Other Information

As previously disclosed, on April 3, 2012, the Company entered into a Credit Agreement (as amended, the "Credit Agreement") by and among the Company, Molson Canada, Molson Coors International LP, Molson Coors Canada Inc. and Molson Coors Brewing Company (UK) Limited, the Lenders party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent. The Credit Agreement was amended April 23, 2012 to increase the borrowing limit to $550,000,000.
ITEM 6.    Exhibits
The following are filed as a part of this Quarterly Report on Form 10-Q:
(a)   Exhibits

Exhibit Number	Document Description
2.1
Agreement, dated as of April 3, 2012, by and among Molson Coors Brewing Company, Molson Coors Holdco - 2 Inc. and Starbev L.P. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 3, 2012).

2.2
Amendment and Novation Agreement, dated as of June 14, 2012, by and between Molson Coors Holdco 2 LLC, Molson Coors Netherlands B.V., Molson Coors Brewing Company, Starbev L.P. and the other individuals party thereto (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on June 18, 2012).

2.3
Management Warranty Deed, dated as of April 3, 2012, by and among the management warrantors named therein, Starbev L.P. and Molson Coors Holdco - 2 Inc. (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on April 3, 2012).

4.1
Indenture, dated as of May 3, 2012, by and among Molson Coors Brewing Company, the Guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 3, 2012).

4.2
First Supplemental Indenture, dated as of May 3, 2012, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the Guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on May 3, 2012).

4.3
Registration Rights Agreement, dated as of June 15, 2012, among Molson Coors Brewing Company, Molson Coors Holdco Inc. and Starbev L.P. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 18, 2012).

4.4	€500,000,000 Zero-Coupon Senior Unsecured Convertible Bond due 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 18, 2012).
4.5
Twelfth Supplemental Indenture, dated as of June 15, 2012, to the Indenture dated September 22, 2005, by and among Molson Coors Capital Finance, the Guarantors party thereto and Computershare Trust Company of Canada, as Canadian, as Trustee.

4.6
Eleventh Supplemental Indenture, dated as of June 15, 2012, to the Indenture dated June 15, 2007, by and among Molson Coors Brewing Company, the Guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee.

4.7
Sixth Supplemental Indenture, dated as of June 15, 2012, to the Indenture dated October 6, 2010, by and among Molson Coors International LP, the Guarantors party thereto, and Computershare Trust Company of Canada, as Trustee.

4.8
Second Supplemental Indenture, dated as of June 15, 2012, to the Indenture dated May, 3, 2012, by and among Molson Coors BREWING Company, the Guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee.

10.1
Term Loan Agreement, dated as of April 3, 2012, by and among Molson Coors Brewing Company, the Lenders party thereto, and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 3, 2012).

10.2
Term Loan Subsidiary Guarantee Agreement, dated as of April 3, 2012, by and among Molson Coors Brewing Company, each subsidiary listed on Schedule I thereto and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 3, 2012).

10.3
Credit Agreement, dated as of April 3, 2012, by and among Molson Coors Brewing Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc. and Molson Coors International LP, the Lenders party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on April 3, 2012).

10.4
Amendment No. 1 (to the April 3, 2012 Credit Agreement), dated as of April 23, 2012, by and among Molson Coors Brewing Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc. and Molson Coors International LP, the Lenders party thereto and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 18, 2012).

10.5
Credit Agreement Subsidiary Guarantee Agreement, dated as of April 3, 2012, by and among Molson Coors Brewing Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc., Molson Coors International LP, each other subsidiary listed on Schedule I thereto and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on April 3, 2012).

10.6*	Amendment No. 1 to Molson Coors Brewing Company Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 4, 2012).
10.7*	Amended and Restated Directors' Stock Plan.
10.8*	Molson Coors Brewing Company Change in Control Protection Program.
10.9
Amendment No. 2 (to the April 12, 2011 Credit Agreement), dated as of June 29, 2012, by and among Molson Coors Brewing Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc., and Molson Coors International LP, the lenders party thereto and Deutsche Bank AG New York Branch, as Administrative Agent.

10.10
Amendment No. 2 (to the April 3, 2012 Term Loan Agreement), dated as of June 29, 2012, by and among Molson Coors Brewing Company, Molson Coors European Finance Company S.ar.l, the lenders party thereto and Deutsche Bank AG New York Branch, as Administrative Agent.

10.11
Amendment No. 2 (to the April 3, 2012 Credit Agreement), dated as of June 29, 2012, by and among Molson Coors Brewing Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc., and Molson Coors International LP, the lenders party thereto and Deutsche Bank AG New York Branch, as Administrative Agent.

10.12*	Offer letter between Molson Coors Brewing Company and Stewart Glendinning.
10.13*	Offer letter between Molson Coors Brewing Company and Gavin Hattersley.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Represents a management contract or compensatory plan or arrangement.
**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations for the 13 and 26 weeks ended June 30, 2012, and June 25, 2011, (ii) the Unaudited Condensed Consolidated Statements of Other Comprehensive Income for the 13 and 26 weeks ended June 30, 2012, and June 25, 2011, (iii) the Unaudited Condensed Consolidated Balance Sheets at June 30, 2012, and December 31, 2011, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the 26 weeks ended June 30, 2012, and June 25, 2011, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, and (v) document and entity information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ ZAHIR IBRAHIM
Zahir Ibrahim Vice President and Controller (Chief Accounting Officer) August 7, 2012