Form 10-Q
period 2012-09-29
MOLSON COORS BREWING CO
filed 2012-11-08
CIK 24545

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 29, 2012
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 2, 2012:
Class A Common Stock— 2,566,694 shares
Class B Common Stock—156,446,373 shares
Exchangeable shares:
As of November 2, 2012, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares—2,933,660 shares
Class B Exchangeable shares—19,266,853 shares
These Class A and Class B exchangeable shares offer substantially the same economic and voting rights as the respective classes of common shares of the registrant. The registrant has outstanding one share each of special Class A and Class B voting stock, through which the holders of Class A exchangeable shares and Class B exchangeable shares of Molson Coors Canada Inc. (a subsidiary of the registrant), respectively, may exercise their voting rights with respect to the registrant. The special Class A and Class B voting stock are entitled to one vote for each of the exchangeable share classes, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The trustee holder of the special Class A voting stock and the special Class B voting stock has the right to cast a number of votes equal to the number of then outstanding Class A exchangeable shares and Class B exchangeable shares, respectively.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

 MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Sales	$1,685.8	$1,393.9	$4,134.8	$3,774.3
Excise taxes	(490.3)	(439.5)	(1,248.5)	(1,195.9)
Net sales	1,195.5	954.4	2,886.3	2,578.4
Cost of goods sold	(687.0)	(550.5)	(1,705.9)	(1,501.6)
Gross profit	508.5	403.9	1,180.4	1,076.8
Marketing, general and administrative expenses	(300.6)	(248.2)	(853.6)	(759.1)
Special items, net	(35.9)	(0.1)	(58.6)	(11.1)
Equity income in MillerCoors	132.0	99.4	436.5	372.4
Operating income (loss)	304.0	255.0	704.7	679.0
Interest income (expense), net	(54.4)	(27.3)	(162.8)	(81.8)
Other income (expense), net	(6.4)	(2.3)	(78.3)	(4.8)
Income (loss) from continuing operations before income taxes	243.2	225.4	463.6	592.4
Income tax benefit (expense)	(42.5)	(31.1)	(85.7)	(90.4)
Net income (loss) from continuing operations	200.7	194.3	377.9	502.0
Income (loss) from discontinued operations, net of tax	0.7	2.7	1.6	1.5
Net income (loss) including noncontrolling interests	201.4	197.0	379.5	503.5
Less: Net (income) loss attributable to noncontrolling interests	(3.0)	0.4	3.5	(0.4)
Net income (loss) attributable to Molson Coors Brewing Company	$198.4	$197.4	$383.0	$503.1
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.09	$1.05	$2.11	$2.69
From discontinued operations	—	0.01	0.01	0.01
Basic net income per share	$1.09	$1.06	$2.12	$2.70
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.09	$1.05	$2.10	$2.67
From discontinued operations	—	0.01	0.01	0.01
Diluted net income per share	$1.09	$1.06	$2.11	$2.68
Weighted average shares—basic	181.0	185.0	180.7	186.3
Weighted average shares—diluted	182.0	186.2	181.7	187.8
Amounts attributable to Molson Coors Brewing Company
Net income (loss) from continuing operations	$197.7	$194.7	$381.4	$501.6
Income (loss) from discontinued operations, net of tax	0.7	2.7	1.6	1.5
Net income (loss) attributable to Molson Coors Brewing Company	$198.4	$197.4	$383.0	$503.1
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)
(UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Net income (loss) including noncontrolling interests	$201.4	$197.0	$379.5	$503.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	258.3	(122.6)	301.9	4.4
Amortization of net prior service costs and net actuarial losses	6.5	5.6	22.0	6.4
Unrealized (loss) gain on derivative instruments	(21.3)	29.1	(31.5)	23.0
Reclassification adjustment on derivative instruments	4.1	(15.8)	7.6	(8.6)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	15.7	(15.7)	25.0	(6.8)
Total other comprehensive income (loss), net of tax	263.3	(119.4)	325.0	18.4
Comprehensive income (loss)	464.7	77.6	704.5	521.9
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(3.0)	0.4	3.5	(0.4)
Comprehensive income (loss) attributable to MCBC	$461.7	$78.0	$708.0	$521.5
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS) (UNAUDITED)

	As of
	September 29, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$585.7	$1,078.9
Accounts receivable, net	642.6	588.8
Other receivables, net	127.1	137.2
Inventories:
Finished, net	178.1	140.7
In process	25.8	15.3
Raw materials	48.5	41.8
Packaging materials, net	13.4	9.4
Total inventories, net	265.8	207.2
Other assets, net	130.2	94.0
Deferred tax assets	29.4	11.6
Discontinued operations	—	0.3
Total current assets	1,780.8	2,118.0
Properties, net	2,001.0	1,430.1
Goodwill	2,415.6	1,453.3
Other intangibles, net	7,226.9	4,586.0
Investment in MillerCoors	2,626.6	2,487.9
Deferred tax assets	161.5	149.9
Notes receivable, net	27.6	32.7
Other assets	226.5	165.9
Total assets	$16,466.5	$12,423.8
Liabilities and equity
Current liabilities:
Accounts payable	$488.9	$301.2
Accrued expenses and other liabilities	788.2	646.8
Derivative hedging instruments	9.8	107.6
Deferred tax liabilities	171.8	161.3
Current portion of long-term debt and short-term borrowings	1,258.6	46.9
Discontinued operations	7.9	13.4
Total current liabilities	2,725.2	1,277.2
Long-term debt	3,438.1	1,914.9
Pension and post-retirement benefits	696.6	697.5
Derivative hedging instruments	226.5	212.5
Deferred tax liabilities	903.6	455.6
Unrecognized tax benefits	95.8	76.4
Other liabilities	81.3	77.5
Discontinued operations	20.2	22.0
Total liabilities	8,187.3	4,733.6
Commitments and contingencies (Note 16)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, voting, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares at September 29, 2012 and December 31, 2011)	—	—
Class B common stock, non-voting, $0.01 par value per share (authorized: 500.0 shares; issued: 163.9 shares and 162.7 shares at September 29, 2012 and December 31, 2011, respectively)	1.6	1.6
Class A exchangeable shares, no par value (issued and outstanding: 2.9 shares at September 29, 2012 and December 31, 2011)	110.5	110.5
Class B exchangeable shares, no par value (issued and outstanding: 19.3 shares at September 29, 2012 and December 31, 2011)	724.8	724.8
Paid-in capital	3,615.4	3,572.1
Retained earnings	3,898.7	3,689.7
Accumulated other comprehensive income (loss)	195.3	(129.7)
Class B common stock held in treasury at cost (7.5 shares at September 29, 2012 and December 31, 2011)	(321.1)	(321.1)
Total Molson Coors Brewing Company stockholders' equity	8,225.2	7,647.9
Noncontrolling interests	54.0	42.3
Total equity	8,279.2	7,690.2
Total liabilities and equity	$16,466.5	$12,423.8
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Thirty-Nine Weeks Ended
	September 29, 2012	September 24, 2011
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$379.5	$503.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192.0	161.3
Amortization of debt issuance costs and discounts	34.5	16.9
Share-based compensation	15.1	19.4
Loss on sale or impairment of properties and intangibles	51.0	13.8
Deferred income taxes	15.5	25.5
Equity income in MillerCoors	(436.5)	(372.4)
Distributions from MillerCoors	436.5	372.4
Equity in net income of other unconsolidated affiliates	(12.0)	(18.7)
Distributions from other unconsolidated affiliates	10.4	23.1
Excess tax benefits from share-based compensation	(4.2)	(1.1)
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments	(11.4)	9.2
Change in current assets and liabilities and other, net of effect of Acquisition	171.2	(148.0)
(Gain) loss from discontinued operations	(1.6)	(1.5)
Net cash provided by operating activities	840.0	603.4
Cash flows from investing activities:
Additions to properties	(143.4)	(126.3)
Proceeds from sales of properties and intangible assets	3.0	1.5
Acquisition of businesses, net of cash acquired	(2,257.4)	(41.3)
Change in restricted cash balances	—	2.7
Payment on discontinued operations	(6.8)	—
Investment in MillerCoors	(826.1)	(657.3)
Return of capital from MillerCoors	723.3	627.2
Proceeds from settlements of derivative instruments	—	15.4
Payments on settlement of derivative instruments	(110.6)	—
Investment in and advances to an unconsolidated affiliate	(3.4)	(99.4)
Trade loan repayments from customers	14.3	14.2
Trade loans advanced to customers	(7.4)	(7.6)
Net cash used in investing activities	(2,614.5)	(270.9)
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	27.4	8.5
Excess tax benefits from share-based compensation	4.2	1.1
Payments for purchase of treasury stock	—	(271.1)
Dividends paid	(174.0)	(170.1)
Dividends paid to noncontrolling interests holders	(5.0)	(2.3)
Debt issuance costs	(40.3)	(2.2)
Proceeds from issuances of long-term debt	2,195.4	—
Payments on long-term debt and capital lease obligations	(226.7)	(0.2)
Payments on debt assumed in Acquisition	(424.3)	—
Proceeds from short-term borrowings	14.0	6.8
Payments on short-term borrowings	(14.0)	(18.3)
Payments on settlement of derivative instruments	(4.0)	(99.2)
Net (payments) proceeds from revolving credit facilities	9.6	1.5
Change in overdraft balances and other	(105.0)	(10.8)
Net cash provided by (used in) financing activities	1,257.3	(556.3)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(517.2)	(223.8)
Effect of foreign exchange rate changes on cash and cash equivalents	24.0	(6.6)
Balance at beginning of year	1,078.9	1,217.6
Balance at end of period	$585.7	$987.2
See notes to unaudited condensed consolidated financial statements. See Note 3, "Acquisition of StarBev" for non-cash activity related to the Acquisition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its subsidiaries. On June 15, 2012, we completed our acquisition (the "Acquisition") of StarBev Holdings S.à r.l. ("StarBev"), which we subsequently renamed Molson Coors Central Europe ("MCCE"), operating in Central Europe (which includes Czech Republic, Serbia, Croatia, Romania, Bulgaria, Hungary, Montenegro, Bosnia-Herzegovina and Slovakia). Our other subsidiaries include: Molson Coors Canada ("MCC"), operating in Canada; MillerCoors LLC ("MillerCoors"), which is accounted for by us under the equity method of accounting, operating in the United States ("U.S."); Molson Coors Brewing Company (UK) Limited ("MCBC-UK"), operating in the United Kingdom ("U.K.") and the Republic of Ireland; Molson Coors International ("MCI"), operating in various other countries; and our other non-operating subsidiaries as further described in Note 1 of the Notes to the Audited Consolidated Financial Statements ("Notes") included in our Annual Report on Form 10-K for the year ended December 31, 2011 ("Annual Report") and as amended and filed with the Securities and Exchange Commission ("SEC") on Form 8-K on April 26, 2012. We deconsolidated our joint venture in China, Molson Coors Si'hai ("MC Si'hai"), from our financial statements during the third quarter of 2012, due to a loss of our ability to control the joint venture, see Note 5, "Investments" for further discussion.
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
These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes included in our Annual Report. Our accounting policies did not change in the third quarter or first three quarters of 2012. The results of operations for the 13 and 39 weeks ended September 29, 2012, are not necessarily indicative of the results that may be achieved for the full fiscal year.
We follow a 52/53 week fiscal reporting calendar. Unless otherwise indicated, the third quarter and first three quarters of 2012 and 2011 refer to the 13 and 39 weeks ended September 29, 2012, and September 24, 2011, respectively. Fiscal year 2012 refers to the 52 weeks ending December 29, 2012, and fiscal year 2011 refers to the 53 weeks ended December 31, 2011.
MillerCoors and MCCE follow a monthly reporting calendar. The third quarter and first three quarters of 2012 and 2011 refer to the three and nine months ended September 30, 2012, and September 30, 2011, respectively, except for MCCE where the first three quarters of 2012 refer to the period from the Acquisition date of June 15, 2012 through September 30, 2012.
During the third quarter of 2012, there was immaterial activity on our allowance for credit losses on our MCBC-UK trade loan portfolios.
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
Testing Goodwill for Impairment
In September 2011, the FASB issued authoritative guidance related to goodwill impairment testing. The new guidance permits an entity to first assess qualitative factors to whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment testing performed for our fiscal years beginning January 1, 2012. This guidance does not have an impact on our financial position or results from operations.
Testing Indefinite-lived Intangibles for Impairment
In July 2012, the FASB issued authoritative guidance related to the impairment testing of indefinite-lived intangibles. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible is less than its carrying amount. If it is concluded that this is the case, the annual impairment test is necessary. Otherwise, the annual impairment test is not required. This guidance is effective for annual and interim indefinite-lived intangibles impairment testing performed for our fiscal years beginning January 1, 2013, however, we have decided to early adopt and make it effective for our 2012 impairment review, which occurred during the third quarter of 2012. This guidance does not have an impact on our financial position or results from operations.
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
3. Acquisition of StarBev
General
In accordance with our strategy to increase our portfolio of premium brands and deepen our reach into growth markets around the world, we completed the Acquisition of StarBev from StarBev L.P. (the "Seller") on June 15, 2012, for €2.7 billion (or $3.4 billion), including the assumption and payoff of pre-existing StarBev indebtedness. Headquartered in Amsterdam and Prague, StarBev is one of the largest brewers in Central Europe. StarBev, which we renamed Molson Coors Central Europe ("MCCE"), operates nine breweries in Czech Republic, Serbia, Croatia, Romania, Bulgaria, Hungary and Montenegro and sold approximately 13.3 million hectoliters of beer in 2011, including sales in Bosnia-Herzegovina and Slovakia. In 2011, StarBev held a top-three market share position in each of its markets, and its brand portfolio includes local champions such as Staropramen, Borsodi, Kamenitza, Bergenbier, Ozujsko, Jelen, and Niksicko, and it also brews and distributes other brands under license. Staropramen is distributed and sold in over 30 countries. The operating results of MCCE are reported in our new Central Europe operating segment and our MCI operating segment as further described in Note 4, "Segment Reporting." We incurred acquisition and integration costs of $5.1 million and $36.5 million in the third quarter and first three quarters of 2012, respectively. We also incurred financing-related expenses as further described in Note 8, "Other Income and Expense" and Note 13, "Debt."
Unaudited Pro Forma Financial Information
MCCE contributed Net sales of $328.2 million, of which $321.5 million is included in our Central Europe segment, and Income from continuing operations before income taxes of $90.4 million, of which $87.6 million is included in our Central Europe segment, from the Acquisition date of June 15, 2012, through September 29, 2012. The incremental portion not included in our Central Europe segment results is our Central Europe export and license business reflected in our MCI segment results. The following unaudited pro forma summary presents our Condensed Consolidated Statements of Operations as if MCCE had been acquired on December 26, 2010, the first day of our 2011 fiscal year. These amounts were calculated after conversion to U.S. GAAP, conforming to our accounting policies, and adjusting MCCE's results to reflect the depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to Properties, net and Other intangibles, net resulting from the purchase had been applied from December 26, 2010, together with the consequential tax effects. These adjustments also reflect the removal of StarBev historical interest expense, the addition of interest expense to be prospectively incurred on the debt issued to finance the Acquisition and the removal of the previously mentioned acquisition-related costs of $31.4 million incurred prior to the third quarter. Additional significant adjustments recorded during the second quarter of 2012 include the removal of the following non-recurring, transaction-related costs included in the historical operating results: a $57.9 million Euro currency loss, a $39.2 million loss related to standard pre-issuance U.S. Treasury interest rate hedges ("Treasury Locks"), and bridge facility costs of $13.0 million, as further described in Note 8, "Other Income and Expense" and Note 13, "Debt", as well as expense of $8.6 million related to the fair value adjustment to acquisition date inventory. This unaudited pro forma financial information is not intended to reflect the performance which would have actually resulted had the Acquisition been effected on the dates indicated. Further, the unaudited pro forma results of operations are not necessarily indicative of the results of operations that may be obtained in the future.

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	September 24, 2011	September 29, 2012(1)	September 24, 2011
	(In millions)
Net sales	$1,269.2	$3,226.8	$3,338.6
Income from continuing operations before income taxes	$284.7	$590.7	$680.0
Net income attributable to MCBC	$253.2	$497.8	$589.8
Net income per common share attributable to MCBC:
Basic	$1.36	$2.76	$3.16
Diluted	$1.36	$2.74	$3.13

(1)	The thirty-nine weeks ended September 29, 2012, include actual results for the period from the Acquisition date of June 15, 2012.
Fair Value of the Purchase Price
The following table summarizes the purchase price, inclusive of pre-existing debt assumed and subsequently repaid, to acquire StarBev:

Fair Value
(In millions)
Cash consideration to Seller	$1,816.0
Fair value of convertible note issued to Seller(1)	645.9
Senior debt facilities with third-party creditor(2)	585.0
Total consideration	$3,046.9
Cash, net of bank overdraft acquired(3)	$(42.3)
Subordinated deferred payment obligation ("SDPO") with third-party creditors(4)	423.4
Total purchase price, inclusive of pre-existing debt assumed and subsequently repaid	$3,428.0

(1)	We issued a €500 million Zero Coupon Senior Unsecured Convertible Note due 2013 to the Seller upon close of the Acquisition. See Note 13, "Debt" for further discussion.

(2)
According to our agreement with the Seller and in accordance with the terms of the senior debt facility agreement, upon the closing of the Acquisition, we immediately repaid pre-existing StarBev third-party debt including accrued interest.

(3)	Consists of $143.6 million of cash acquired and $101.3 million of bank overdrafts assumed as part of MCCE's cash pool arrangement and repaid during the third quarter of 2012.

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

(1)
Includes the SDPO discussed above, which was subsequently repaid on June 29, 2012, for $425.7 million including the $1.4 million of interest incurred subsequent to the close of the Acquisition noted as "Operating activities" in the table above.

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
Allocation of Consideration Transferred
The following table represents the preliminary allocation of the total consideration to MCCE's identifiable net assets, fair value of the noncontrolling interest in MCCE, and resulting residual goodwill as of June 15, 2012. These allocated amounts were updated in the third quarter of 2012 and remain subject to revision until our valuation and tax-related adjustments are finalized, which we expect to occur during the fourth quarter of 2012. The changes in the third quarter of 2012 resulted in an increase to Goodwill of approximately $69 million primarily driven by the decrease in the valuation of Other intangibles, net.

Fair Value
(In millions)
Cash and cash equivalents	$143.6
Current assets(1)	260.9
Properties, net	582.0
Other intangibles, net(2)	2,430.8
Other assets	41.0
Total assets acquired	$3,458.3
Current liabilities(3)	847.6
Non-current liabilities(4)	423.3
Total liabilities assumed	$1,270.9
Total identifiable net assets	$2,187.4
Noncontrolling interest measured at fair value	40.6
Goodwill(5)	900.1
Total consideration	$3,046.9

(1)	Includes trade receivables of $152.2 million and inventory of $57.3 million.

(2)	See Note 12, "Goodwill and Intangible Assets" for further discussion.

(3)	Includes the $423.4 million SDPO assumed, which was subsequently repaid for $425.7 million on June 29, 2012.

(4)	Includes $403.4 million of deferred tax liabilities.

(5)
The goodwill resulting from the Acquisition is primarily attributable to MCCE's licensed brand brewing, distribution and import business, anticipated synergies and the assembled workforce. We have preliminarily assigned the majority of the goodwill to our Central Europe reporting unit with a portion allocated to the U.K. and Canada reporting units resulting from synergies. The goodwill is not expected to be deductible for tax purposes. See Note 12, "Goodwill and Intangible Assets" for further discussion.

4. Segment Reporting
Our reporting segments are based on the key geographic regions in which we operate and consist of Canada, the United States ("U.S."), Central Europe, the United Kingdom ("U.K.") and Molson Coors International ("MCI"). Corporate is not a segment and includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. Beginning July 1, 2012, our Central Europe export and license business, added as part of the Acquisition, which includes licensing arrangements in Russia and Ukraine and the export of Central European brands, is being reported in our MCI segment. The impact of our Central Europe export and license business for the period from Acquisition through the end of the second quarter 2012 was immaterial and therefore, previously reported segment results have not been recast.
The following table sets forth net sales by segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	(In millions)
Canada	$580.1	$598.9	$1,565.3	$1,557.4
Central Europe(1)	264.2	—	321.5	—
U.K.	313.5	327.2	903.1	943.6
MCI	43.0	31.1	108.2	80.9
Corporate	0.2	0.4	0.9	1.0
Eliminations(2)	(5.5)	(3.2)	(12.7)	(4.5)
Consolidated	$1,195.5	$954.4	$2,886.3	$2,578.4

(1)	Net sales for the thirty-nine weeks ended September 29, 2012, for Central Europe represents activity from the Acquisition date of June 15, 2012.

(2)	Represents inter-segment sales from the U.K. segment to the MCI segment.
Across each of our segments, no single customer accounted for more than 10% of our sales. Net sales represent sales to third-party customers.
The following table sets forth income (loss) from continuing operations before income taxes by segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	(In millions)
Canada	$147.0	$162.0	$330.8	$346.0
U.S.	132.0	99.4	436.5	372.4
Central Europe(1)	75.2	—	87.6	—
U.K.	7.7	25.3	25.3	64.4
MCI(2)	(37.4)	(7.4)	(70.3)	(25.5)
Corporate(3)	(81.3)	(53.9)	(346.3)	(164.9)
Consolidated	$243.2	$225.4	$463.6	$592.4

(1)	Income from continuing operations before income taxes for the thirty-nine weeks ended September 29, 2012, for Central Europe represents activity from the Acquisition date of June 15, 2012.

(2)
Reflects goodwill and other intangible asset impairments recorded in the second quarter of 2012 and asset impairments recorded in the third quarter of 2012 in China. See Note 5, "Investments" and Note 12, "Goodwill and Intangible Assets" for further discussion.

(3)	Reflects acquisition-related costs as described further in Note 3, "Acquisition of StarBev."

The following table sets forth total assets by segment:

	As of
	September 29, 2012	December 31, 2011
	(In millions)
Canada	$6,604.9	$6,541.6
U.S.	2,626.6	2,487.9
Central Europe	4,289.9	—
U.K.	2,401.6	2,293.4
MCI	87.5	151.7
Corporate	456.0	948.9
Discontinued operations	—	0.3
Consolidated	$16,466.5	$12,423.8

5. Investments
Our investments include both equity method and consolidated investments. Those entities identified as variable interest entities ("VIEs") have been evaluated to determine whether we are the primary beneficiary. The investments included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, we consolidate these entities. We have not provided any financial support to any of our VIEs during the quarter that we were not previously contractually obligated to provide. Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation.
Equity Investments
Investment in MillerCoors
Summarized financial information for MillerCoors is as follows:
Condensed Balance Sheets

	As of
	September 30, 2012	December 31, 2011
	(In millions)
Current assets	$1,023.6	$810.9
Non-current assets	8,812.4	8,861.7
Total assets	$9,836.0	$9,672.6
Current liabilities	$900.5	$922.7
Non-current liabilities	1,338.8	1,471.3
Total liabilities	2,239.3	2,394.0
Noncontrolling interests	31.8	36.7
Owners' equity	7,564.9	7,241.9
Total liabilities and equity	$9,836.0	$9,672.6

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In millions)
Net sales	$1,993.5	$1,964.9	$5,977.3	$5,796.3
Cost of goods sold	(1,201.1)	(1,213.3)	(3,582.9)	(3,545.1)
Gross profit	$792.4	$751.6	$2,394.4	$2,251.2
Operating income(1)	$310.5	$179.2	$1,033.9	$824.3
Net income attributable to MillerCoors(1)	$306.9	$176.4	$1,020.5	$809.8

(1)
Results for the three months and nine months ended September 30, 2012, include special charges of $18.7 million and $16.4 million, respectively, primarily due to the write-down of assets related to discontinuing the production of the Home Draft package in the U.S. Results for the three months and nine months ended September 30, 2011, include special charges of $60.0 million for a write-down in the value of the Sparks brand and a $50.9 million charge resulting from the planned assumption of the Milwaukee Brewery Worker's Pension Plan, an under-funded multi-employer pension plan.

The following represents MCBC's proportional share in net income attributable to MillerCoors reported under the equity method:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	(In millions, except percentages)
Net income attributable to MillerCoors	$306.9	$176.4	$1,020.5	$809.8
MCBC economic interest	42%	42%	42%	42%
MCBC proportionate share of MillerCoors net income	128.9	74.1	428.6	340.1
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(1)	1.2	27.7	3.1	32.6
Share-based compensation adjustment(2)	1.9	(2.4)	4.8	(0.3)
Equity income in MillerCoors	$132.0	$99.4	$436.5	$372.4

(1)
Our net investment in MillerCoors is based on the carrying values of the net assets contributed to the joint venture which is less than our proportional share of underlying equity (42%) of MillerCoors (contributed by both Coors Brewing Company ("CBC") and Miller Brewing Company ("Miller")) by approximately $585 million as of September 29, 2012. This difference, with the exception of goodwill and land, is amortized as additional equity income over the remaining useful lives of the contributed long-lived amortizing assets. The current basis difference combined with the $35.0 million recorded in 2008 and 2009 related to differences resulting from accounting policy elections must be considered to reconcile MillerCoors equity to our investment in MillerCoors.

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

The following table summarizes our transactions with MillerCoors:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	(In millions)
Beer sales to MillerCoors	$4.6	$6.2	$14.8	$23.7
Beer purchases from MillerCoors	$3.9	$2.0	$9.3	$6.7
Service agreement costs and other charges to MillerCoors	$1.0	$1.7	$3.0	$5.1
Service agreement costs and other charges from MillerCoors	$0.4	$0.3	$1.0	$0.9
As of September 29, 2012, we had $1.9 million of net payables due to MillerCoors, and as of December 31, 2011, we had $2.0 million of net receivables due from MillerCoors.
Consolidated VIEs
The following summarizes the assets of our consolidated VIEs, including noncontrolling interests. None of our consolidated VIEs held debt as of September 29, 2012, or December 31, 2011.

	As of
	September 29, 2012	December 31, 2011
	Total assets
	(In millions)
Grolsch	$13.4	$20.4
Cobra U.K.	$30.1	$31.6
The following summarizes the results of operations of our consolidated VIEs (including noncontrolling interests).

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 29, 2012		September 24, 2011		September 29, 2012		September 24, 2011
	Revenues	Pre-tax income	Revenues	Pre-tax income	Revenues	Pre-tax income	Revenues	Pre-tax income
	(In millions)
Grolsch(1)	$6.5	$0.9	$6.8	$1.0	$18.1	$2.6	$19.7	$2.8
Cobra U.K.	$11.7	$1.5	$10.1	$1.7	$30.7	$3.6	$28.7	$4.8

(1)	Substantially all such sales for Grolsch are made to us and as such, are eliminated upon consolidation.
MC Si'hai Deconsolidation and Impairment
During the third quarter of 2012, there were a number of events that caused us to re-assess the consolidation of our MC Si'hai joint venture in China. Specifically, in the third quarter, (i) we terminated an agreement previously signed in the second quarter of 2012, which was intended to allow us to acquire the noncontrolling interest in the joint venture, and (ii) we decided to also initiate the termination of the joint venture agreement and a proposed liquidation of the joint venture. We terminated the agreement to acquire the joint venture's noncontrolling interest as a result of our joint venture partner's multiple breaches of the agreement, as well as our joint venture partner's failure and inability to satisfy numerous closing conditions. We subsequently began pursuing a path to terminate and liquidate the joint venture pursuant to the terms of the joint venture agreement's dispute resolution process, which requires arbitration. It is expected that the arbitration and liquidation process likely will be protracted and that there may be significant further delays in enforcing any order from the arbitrator with the local authorities.
Due to our termination of the agreement to acquire the joint venture partner's noncontrolling interest and the joint venture agreement and the joint venture partner's actions during the third quarter of 2012, we are not able to exercise legal or operational control over the joint venture in accordance with the terms of the joint venture agreement. As a result, we deconsolidated the joint venture during the third quarter of 2012.
Upon loss of control and subsequent deconsolidation, the fair value of the remaining investment was a liability of $5.4 million representing our share of the joint venture's liabilities at termination of the joint venture. As a result, we recorded an impairment loss of $27.6 million as a Special item in the third quarter of 2012. We do not anticipate any future material impacts to our consolidated financial position, results of operations or cash flows. See Note 12, "Goodwill and Intangible Assets" for further discussion of the MC Si'hai joint venture.
6. Share-Based Payments
During the first three quarters of 2012 and 2011, we recognized share-based compensation expense related to the following Class B common stock awards to certain directors, officers and other eligible employees, pursuant to the Molson Coors Brewing Company Incentive Compensation Plan ("Incentive Compensation Plan"): restricted stock units ("RSU"), deferred stock units ("DSU"), performance units ("PU"), stock options and stock-only stock appreciation rights ("SOSAR").
The following table summarizes share-based compensation expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	(In millions)
Pre-tax compensation expense	$5.2	$5.0	$15.1	$19.3
Tax benefit	(1.4)	(1.4)	(4.3)	(5.3)
After-tax compensation expense	$3.8	$3.6	$10.8	$14.0
During the first three quarters of 2012, we granted 0.3 million stock options, 0.4 million RSUs and 0.7 million PUs, all of which were outstanding, other than an insignificant amount of cancellations, as of September 29, 2012.
The mark-to-market share-based compensation expense before tax, related to our share-based awards granted to former CBC employees now employed by MillerCoors, was a benefit of $0.1 million during the first three quarters of 2011. We did not record an adjustment in the third quarter of 2011, the third quarter of 2012, or the first three quarters of 2012 as these awards were fully vested as of the end of the second quarter of 2011. No further adjustments will be recorded related to these awards, which are included in the table above.
As of September 29, 2012, there was $30.1 million of total unrecognized pre-tax compensation expense related to non-vested shares from share-based compensation arrangements granted under the Incentive Compensation Plan. This compensation expense is expected to be recognized over a weighted-average period of approximately 1.4 years.
The following table represents the summary of stock options and SOSARs outstanding as of September 29, 2012, and the activity during the first three quarters of 2012:

	Outstanding options	Weighted-average exercise price per share	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2011	7.1	$38.69	4.31	$43.1
Granted	0.3	$42.57
Exercised	(0.9)	$29.74
Forfeited	(0.1)	$47.18
Outstanding as of September 29, 2012	6.4	$40.09	4.21	$37.9
Exercisable at September 29, 2012	5.4	$39.51	3.50	$36.4
The total intrinsic value of options exercised during the first three quarters of 2012 and 2011 was $13.0 million and $2.7 million, respectively. During the first three quarters of 2012 and 2011, cash received from stock option exercises was $27.4 million and $8.5 million, respectively. The total tax benefit to be realized for the tax deductions from these option exercises and other awards was $4.2 million and $1.1 million during the first three quarters of 2012 and 2011, respectively.

The following table represents non-vested RSUs, DSUs and PUs as of September 29, 2012, and the activity during the first three quarters of 2012:

	RSUs and DSUs		PUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 31, 2011	0.6	$43.35	2.0	$11.67
Granted	0.4	$42.02	0.7	$14.35
Vested	(0.2)	$42.50	(0.7)	$10.92
Forfeited	—	$43.38	(0.1)	$10.97
Non-vested as of September 29, 2012	0.8	$43.07	1.9	$10.98
The fair value of each option granted in the first three quarters of 2012 and 2011 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Thirty-Nine Weeks Ended
	September 29, 2012	September 24, 2011
Risk-free interest rate	1.50%	2.60%
Dividend yield	2.99%	2.56%
Volatility range	25.80%-27.56%	25.26%-29.35%
Weighted-average volatility	25.86%	26.25%
Expected term (years)	4.0-7.7	4.0-7.7
Weighted-average fair market value	$8.09	$9.64
The risk-free interest rates utilized for periods throughout the contractual life of the options are based on a zero-coupon U.S. Treasury security yield at the time of grant. Expected volatility is based on a combination of historical and implied volatility of our stock. The expected term of options is estimated based upon observations of historical employee option exercise patterns and trends. The range on the expected term results from separate groups of employees who exhibit different historical exercise behavior.
As of September 29, 2012, there were 8.0 million shares of our Class B common stock available for the issuance of stock options, SOSARs, RSUs, DSUs, PUs and performance share units under the Incentive Compensation Plan. This reflects the 5.0 million additional shares approved by our shareholders during the second quarter of 2012.

7. Special Items
We have incurred charges or recognized gains that we believe are not indicative of our normal, core operations. As such, we have separately classified these amounts as special operating items. The table below summarizes special items recorded by segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	(In millions)
Employee related charges
Restructuring(1)
Canada	$2.5	$—	$4.1	$0.6
Central Europe	0.1	—	0.1	—
U.K.	2.4	(0.5)	8.7	2.2
MCI	1.2	—	1.2	—
Corporate	—	—	1.1	—
Special termination benefits
Canada(2)	0.3	0.7	2.2	4.7
Impairments or asset abandonment charges
U.K. - Asset abandonment(3)	—	—	7.2	—
MCI - China impairments and related costs(4)	28.5	—	38.9	—
Unusual or infrequent items
Canada - Flood insurance loss (reimbursement)(5)	0.9	(0.4)	(1.4)	(0.3)
Canada - Brewers' Retail Inc. ("BRI") loan guarantee adjustment(6)	—	—	—	(2.0)
Canada - Fixed asset adjustment(7)	—	—	—	7.6
U.K. - Release of non-income-related tax reserve(8)	—	—	(3.5)	(2.5)
U.K. - Costs associated with strategic initiatives	—	0.1	—	0.1
MCI - Costs associated with outsourcing and other strategic initiatives	—	0.2	—	0.7
Total Special items, net	$35.9	$0.1	$58.6	$11.1

(1)
During 2012, we initiated restructuring programs in each of our segments focused on labor savings across all functions. As a result, we have reduced headcount by 189 employees during the first three quarters of 2012 and we expect further headcount reduction during the fourth quarter, although we are unable to estimate future costs at this time.

(2)
During the third quarter and first three quarters of 2012 and 2011, we recognized charges related to special termination benefits as eligible employees elected early retirement offered as a result of the ratification of Collective Bargaining Agreements with MCC's brewery groups in 2011 and 2012.

(3)
During the second quarter of 2012, we recognized an asset abandonment charge related to the discontinuation of the Home Draft packaging in the U.K. This packaging was not meeting expectations driven by a lack of demand in the U.K. market and as a result, we recognized a loss related to the write-off of the Home Draft packaging line, tooling equipment and packaging materials inventory.

(4)
In the second quarter of 2012, we recognized impairment charges related to goodwill and definite-lived intangible assets in our MC Si'hai joint venture in China. See related detail in Note 12 "Goodwill and Intangible Assets." In the third quarter of 2012, we deconsolidated our MC Si'hai joint venture in China and recognized an impairment loss of $27.6 million upon deconsolidation and $0.9 million of related costs. See related detail in Note 5, "Investments."

(5)
In the third quarter of 2012, we incurred expenses in excess of insurance proceeds related to flood damage at our Toronto offices. In the first three quarters of 2012 and third quarter and first three quarters of 2011, we received insurance proceeds in excess of expenses incurred related to these damages.

(6)	During the first three quarters of 2011, we recognized a gain resulting from a reduction of our guarantee of BRI debt obligations.

(7)
During the first three quarters of 2011, we recognized a loss related to the correction of an immaterial error in prior periods to reduce Properties in the Canada segment, resulting from the performance of a fixed asset count. The impact of the error and the related correction in 2011 is not material to any prior annual or interim financial statements and is not material to the fiscal year results for 2011.

(8)
During 2009, we established a non-income-related tax reserve of $10.4 million that was recorded as a Special item. Our estimates indicated a range of possible loss relative to this reserve of zero to $22.3 million, inclusive of potential penalties and interest. The amounts recorded in 2012 and 2011 represent a release of a portion of this reserve as a result of a change in estimate.

The table below summarizes the activity in the restructuring accruals:

	Canada	Central Europe	U.K.	MCI	Corporate	Total
	(In millions)
Total at December 31, 2011	$0.1	$—	$1.8	$—	$—	$1.9
Charges incurred	4.1	0.1	8.7	1.2	1.1	15.2
Payments made	(1.2)	—	(4.9)	—	(0.3)	(6.4)
Foreign currency and other adjustments	(0.1)	—	(0.2)	—	—	(0.3)
Total at September 29, 2012	$2.9	$0.1	$5.4	$1.2	$0.8	$10.4

8. Other Income and Expense
The table below summarizes other income and expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	(In millions)
Bridge facility fees(1)	$—	$—	$(13.0)	$—
Euro currency purchase loss(2)	—	—	(57.9)	—
Gain (loss) from Foster's total return swap and related financial instruments(3)	—	—	—	0.8
Gain (loss) from other foreign exchange and derivative activity(4)	(6.4)	(2.7)	(8.7)	(6.7)
Environmental reserve	(0.1)	—	(0.1)	(0.1)
Other, net	0.1	0.4	1.4	1.2
Other income (expense), net	$(6.4)	$(2.3)	$(78.3)	$(4.8)

(1)	See Note 13, "Debt" for further discussion.

(2)
In connection with the Acquisition, we used the proceeds from our issuance of the $1.9 billion senior notes to purchase Euros in the second quarter of 2012. As a result of a negative foreign exchange movement between the Euro and USD prior to using these proceeds to fund the Acquisition, we realized a foreign exchange loss on our Euro cash holdings.

(3)	During the first quarter of 2011, we settled our remaining Foster's Group Limited's ("Fosters") total return swap and related financial instruments.

(4)
Included in this amount is $6.4 million and $5.8 million of losses for the third quarter of 2012 and first three quarters of 2012, respectively, related to foreign currency movements on foreign-denominated financing instruments entered into in conjunction with the closing of the Acquisition. See Note 13, "Debt" for further discussion of financing activities related to the Acquisition.

9. Discontinued Operations
In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In the third quarters of 2012 and 2011, we recognized gains of $1.2 million and $3.2 million, respectively, from discontinued operations associated with foreign exchange gains and losses related to indemnities we provided to FEMSA with regard to contingent tax and other liabilities. During the first three quarters of 2012 and 2011, we recognized gains of $3.6 million and $2.0 million, respectively. See further discussion in Note 16, "Commitments and Contingencies."
During the third quarter of 2012, we finalized the settlement related to a distributorship litigation for $6.8 million, which included the $6.3 million accrued at the end of the second quarter of 2012, as well as an additional loss of $0.5 million related to fees incurred on the settlement. We recognized losses on settlement of the litigation of $0.5 million and $2.0 million during the third quarter and first three quarters of 2012, respectively. During the third quarter and first three quarters of 2011, we recognized a loss of $0.5 million related to an adjustment in the legal reserve. As of September 29, 2012, there are no accruals for legal matters related to discontinued operations. As of December 31, 2011, current liabilities of discontinued operations included current legal reserves of $4.8 million. See further discussion in Note 16, "Commitments and Contingencies."
10. Income Tax
Our effective tax rates for the third quarters of 2012 and 2011 were approximately 17% and 14%, respectively. For the first three quarters of 2012 and 2011, our effective tax rates were approximately 18% and 15%, respectively. Our effective tax rate estimate for the full year is based on the preliminary purchase accounting for the Acquisition, which was updated in the third quarter of 2012, and may be adjusted as purchase accounting is finalized.
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
As of December 31, 2011, we had Unrecognized tax benefits including interest, penalties and offsetting positions of $77.4 million, of which $1.0 million was current and included in Accrued expenses and other liabilities and $76.4 million was non-current. As of September 29, 2012, Unrecognized tax benefits increased by $21.4 million from December 31, 2011. This addition is net of varying items including increases and decreases due to fluctuations in foreign exchange rates, additional uncertain tax benefits, including those from the Acquisition, interest accrued for the current year, certain tax positions closing or being effectively settled, and payments made to tax authorities with regard to uncertain tax benefits during the first three quarters of 2012. This results in Unrecognized tax benefits including interest, penalties and offsetting positions of $98.8 million as of September 29, 2012, of which $3.0 million is current and included in Accrued expenses and other liabilities and $95.8 million is non-current.
During the remainder of 2012, we expect to recognize approximately $9.0 million of non-cash income tax benefit due primarily to the favorable resolution of unrecognized tax positions that we effectively settled early in the fourth quarter of 2012.
We file income tax returns in most of the federal, state, and provincial jurisdictions in the U.S., Canada, the U.K., and various countries in Central Europe. Tax years through 2006 are closed in the U.S., while exam years 2007 and 2008 have been effectively settled and only remain open pending finalization of an advanced pricing agreement. Tax years through fiscal year ended 2006 are closed or have been effectively settled through examination in Canada. Tax year 2007 is currently under audit in Canada. The audit is closed for all issues except one relating to an intercompany transaction. Tax years through 2008 are closed or have been effectively settled through examination in the U.K. Tax years through fiscal year 2004 are closed for most countries in Central European jurisdictions with statutes of limitations varying from 3-7 years.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	(In millions)
Amounts attributable to MCBC
Net income (loss) from continuing operations	$197.7	$194.7	$381.4	$501.6
Income (loss) from discontinued operations, net of tax	0.7	2.7	1.6	1.5
Net income (loss) attributable to MCBC	$198.4	$197.4	$383.0	$503.1
Weighted average shares for basic EPS	181.0	185.0	180.7	186.3
Effect of dilutive securities:
Options and SOSARs	0.6	0.8	0.5	0.9
RSUs, PUs and DSUs	0.4	0.4	0.5	0.6
Weighted average shares for diluted EPS	182.0	186.2	181.7	187.8
Basic net income (loss) per share:
Continuing operations attributable to MCBC	$1.09	$1.05	$2.11	$2.69
Discontinued operations attributable to MCBC	—	0.01	0.01	0.01
Net income attributable to MCBC	$1.09	$1.06	$2.12	$2.70
Diluted net income (loss) per share:
Continuing operations attributable to MCBC	$1.09	$1.05	$2.10	$2.67
Discontinued operations attributable to MCBC	—	0.01	0.01	0.01
Net income attributable to MCBC	$1.09	$1.06	$2.11	$2.68
Dividends declared and paid per share	$0.32	$0.32	$0.96	$0.92
The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	(In millions)
Stock options, SOSARs and RSUs(1)	0.9	1.0	1.5	0.6
Shares of Class B common stock issuable upon assumed conversion of the 2.5% Convertible Senior Notes(2)	11.0	10.8	10.9	10.7
Warrants to issue shares of Class B common stock(2)	11.0	10.8	10.9	10.7
Shares of Class B common stock issuable upon assumed conversion of the €500 million Convertible Note(3)	1.4	—	0.6	—
	24.3	22.6	23.9	22.0

(1)
Exercise prices exceed the average market price of the common shares or are anti-dilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method.

(2)
In June 2007, we issued $575 million of senior convertible notes due July 2013. The impact of a net share settlement of the conversion amount at maturity will begin to dilute earnings per share if and when our stock price reaches $52.38. The impact of stock that could be issued to settle share obligations we could have under the warrants we issued simultaneously with the senior convertible notes issuance will begin to dilute earnings per share when our stock price reaches $67.05. The potential receipt of MCBC stock from counterparties under our purchased call options when and if our stock price is between $52.38 and $67.05 would be anti-dilutive and excluded from any calculations of earnings per share.

(3)
Upon closing of the Acquisition in June 2012, we issued a €500 million Zero Coupon Senior Unsecured Convertible Note due 2013 to the Seller. The impact of a net share settlement of the conversion amount at maturity will begin to dilute earnings per share if and when our stock price reaches $49.87 based on foreign exchange rates at September 29, 2012. See further discussion in Note 13, "Debt."

12. Goodwill and Intangible Assets
The following summarizes the change in goodwill for the first three quarters of 2012 (in millions):

	Canada	Central Europe	U.K.	MCI	Consolidated
	(In millions)
Balance at December 31, 2011	$689.5	$—	$746.1	$17.7	$1,453.3
Business acquisition(1)	60.5	751.3	88.3	—	900.1
Impairment related to China reporting unit	—	—	—	(9.5)	(9.5)
Foreign currency translation	26.1	15.8	29.6	(0.2)	71.3
Purchase price adjustment	—	—	—	0.4	0.4
Balance at September 29, 2012	$776.1	$767.1	$864.0	$8.4	$2,415.6

(1)
On June 15, 2012, we completed the Acquisition. See Note 3, "Acquisition of StarBev" for further discussion. We have preliminarily assigned the majority of the goodwill to our Central Europe reporting unit with a portion allocated to the U.K. and Canada reporting units resulting from synergies. This allocation is subject to change as we finalize purchase accounting, which we expect to occur during the fourth quarter of 2012.

The following table presents details of our intangible assets, other than goodwill, as of September 29, 2012:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands(1)	3 - 40	$475.6	$(202.2)	$273.4
Distribution rights	2 - 23	355.1	(254.3)	100.8
Patents and technology and distribution channels	3 - 10	35.3	(30.9)	4.4
Favorable contracts, land use rights and other(1)	2 - 42	13.2	(3.3)	9.9
Intangible assets not subject to amortization:
Brands(1)	Indefinite	5,794.5	—	5,794.5
Distribution networks	Indefinite	1,028.4	—	1,028.4
Other	Indefinite	15.5	—	15.5
Total		$7,717.6	$(490.7)	$7,226.9

(1)
Includes the preliminary fair values of $143.4 million for brand intangibles with a 30 year useful life, $2,275.4 million, as adjusted in the third quarter of 2012, for brand intangibles with an indefinite-life and a preliminary fair value of a favorable supply contract and other intangibles of $12.0 million with a 2 year useful life as a result of the Acquisition. See Note 3, "Acquisition of StarBev" for total allocation of consideration.

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
The changes in the gross carrying amounts of intangibles from December 31, 2011, to September 29, 2012, are primarily due to the Acquisition. See Note 3, "Acquisition of StarBev" for further discussion. Changes are also driven by the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies.
Based on foreign exchange rates as of September 29, 2012, the following is our estimated amortization expense related to intangible assets for the next five years:

Amount
(In millions)
2012 - remaining	$11.9
2013	$47.8
2014	$39.9
2015	$37.2
2016	$37.2
Amortization expense of intangible assets was $11.8 million and $9.7 million for the third quarters of 2012 and 2011, respectively, and $30.4 million and $30.0 million for the first three quarters of 2012 and 2011, respectively.
We are required to perform goodwill and indefinite-lived intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. We performed the required annual impairment testing as of July 1, 2012, and determined that there were no impairments of goodwill or other indefinite-lived intangible assets. We did not include the China reporting unit in our annual goodwill impairment testing as of July 1, 2012, as the entire goodwill balance was impaired and written off in the second quarter of 2012.
Through our annual impairment testing of goodwill performed in the third quarter of 2012, it was determined that the fair value of our U.K. and Canada reporting units were at risk of failing step one of the goodwill impairment test. The fair value of the U.K. reporting unit was estimated at approximately 7% in excess of its carrying value (of which $864.0 million is goodwill as of September 29, 2012) and the fair value of the Canada reporting unit was estimated at approximately 15% in excess of its carrying value (of which $776.1 million is goodwill as of September 29, 2012). The reporting units are therefore at risk of a future impairment in the event of significant unfavorable changes in the forecasted cash flows, terminal growth rates, market transaction multiples and/or weighted-average cost of capital utilized in the discounted cash flow analysis. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections reflect challenging environments that have been adversely impacted by a weak economy across all industries, partially offset by anticipated cost savings and specific brand-building and innovation activities.
Through our annual impairment testing of indefinite-lived intangibles performed in the third quarter of 2012, it was determined that the fair value of our Molson core brands were at risk of failing step one of the impairment test, with the fair value of the Molson core brands estimated at approximately 14% in excess of its carrying value (of which $3,105.2 million is indefinite-lived intangibles as of September 29, 2012). The Molson core brands face similar risks and challenges as the Canada reporting unit, as described above. Additionally, our annual impairment testing of indefinite-lived intangibles indicated that the

Carling brand in the U.K. (of which $324.0 million is indefinite-lived intangible as of September 29, 2012) continues to have a fair value significantly in excess of its carrying value.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our U.K. and Canada reporting units and Molson core brands may include such items as: (i) a decrease in expected future cash flows, specifically, an increase in required pension contributions, a decrease in sales volume, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) an economic recovery that significantly differs from our assumptions in timing and/or degree, (iii) volatility in the equity and debt markets which could result in a higher discount rate; and (iv) sensitivity to market transaction multiples.
While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
Since its inception, the performance of our MC Si'hai joint venture (which is included in our China reporting unit with our other operations in China) did not meet our expectations due to delays in executing its business plans. As a result, our 2011 impairment testing indicated that the fair value of our China reporting unit only exceeded its carrying value by 4%. As part of the negotiations with our partner to resolve business difficulties and other issues affecting the joint venture, during the second quarter of 2012, we signed an agreement to acquire our partner's 49% noncontrolling interest in the joint venture. As of the end of the second quarter of 2012, there had been a lack of progress by our partner in timely satisfying the closing conditions, as well as delays and obstacles in gaining government approval for the acquisition of the noncontrolling interest, including a court order in China which prevented our joint venture partner from transferring its equity interest to us. These developments, coupled with the impact of increased competitive pressures in China were the combined trigger to review the future cash flows for the reporting unit. The subsequent testing identified that the full amount of the goodwill was impaired, resulting in a charge of $9.5 million in the second quarter of 2012. We also recognized an impairment charge on the definite-lived brand and distribution rights intangible assets of $0.9 million in the second quarter of 2012. Both of these charges are classified as Special items in our Condensed Consolidated Statements of Operations. In addition, as a result of recent developments identified in the third quarter of 2012, we deconsolidated our MC Si'hai joint venture and recorded an impairment loss of $27.6 million upon deconsolidation. See Note 5, "Investments" for further discussion.
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the third quarter of 2012.

13. Debt
Debt obligations
Our total borrowings as of September 29, 2012, and December 31, 2011, were composed of the following:

	As of
	September 29, 2012	December 31, 2011
	(In millions)
Senior notes:
$850 million 6.375% notes due 2012(1)	$—	$44.6
$575 million 2.5% convertible notes due 2013(2)	575.0	575.0
€500 million 0.0% convertible note due 2013(3)	672.0	—
CAD 900 million 5.0% notes due 2015	914.9	881.2
CAD 500 million 3.95% Series A notes due 2017	508.4	489.6
$300 million 2.0% notes due 2017(4)	300.0	—
$500 million 3.5% notes due 2022(4)	500.0	—
$1.1 billion 5.0% notes due 2042(4)	1,100.0	—
€120 million term loan due 2016(5)	120.5	—
Other long-term debt	0.6	—
Credit facilities(6)	—	—
Less: unamortized debt discounts and other(7)	(22.5)	(30.8)
Total long-term debt (including current portion)	4,668.9	1,959.6
Less: current portion of long-term debt	(1,230.8)	(44.7)
Total long-term debt	$3,438.1	$1,914.9

Short-term borrowings	$27.8	$2.2
Current portion of long-term debt	1,230.8	44.7
Current portion of long-term debt and short-term borrowings	$1,258.6	$46.9

(1)	During the second quarter of 2012, we repaid the remaining outstanding portion of our $850 million 6.375% 10-year notes that were due in May 2012.

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

During the third quarters of 2012 and 2011, we incurred additional non-cash interest expense of $4.5 million and $4.4 million, respectively. For the first three quarters of 2012 and 2011, the amounts were $13.5 million and $13.1 million, respectively. We also incurred interest expense related to the 2.5% convertible coupon rate of $3.6 million during both the third quarters of 2012 and 2011. For both of the first three quarters of 2012 and 2011, interest expense incurred was $10.8 million. The combination of non-cash and cash interest resulted in an effective interest rate of 5.78% and 5.86% for the third quarters of 2012 and 2011, respectively. The effective interest rates for the first three quarters of 2012 and 2011 were 5.79% and 5.87%, respectively. In relation to this issuance, paid in capital in the equity section of our balance sheet includes $103.9 million, ($64.2 million net of tax), representing the equity component of the convertible debt. Further, as of September 29, 2012, and December 31, 2011, $15.4 million and $28.9 million, respectively, of the unamortized debt discount and other balance relates to our $575 million convertible debt. We expect to record additional non-cash interest expense of approximately $4.6 million in 2012 and $10.8 million in 2013, thereby increasing the carrying value of the convertible debt to its $575 million face value at maturity in July 2013.

(3)
On June 15, 2012, we issued a €500 million Zero Coupon Senior Unsecured Convertible Note due 2013 (the ''Convertible Note'') to the Seller in conjunction with the closing of the Acquisition. The Convertible Note matures on December 31, 2013, and is a senior unsecured obligation guaranteed by MCBC. The Seller may exercise a put right with respect to the Convertible Note beginning on March 14, 2013, (the “First Redemption Date”) and ending on December 19, 2013, for the greater of the principal amount of the Convertible Note or the aggregate cash value of 12,894,044 shares of our Class B Common Stock, as adjusted for certain corporate events. The Convertible Note's embedded conversion feature was determined to meet the definition of a derivative required to be bifurcated and separately accounted for at fair value with changes in fair value recorded in earnings. At issuance, we recorded a liability of $15.2 million related to the conversion feature. The Convertible Note was issued at a discount of $1.3 million, which will be recognized as interest expense over the period from issuance to the First Redemption Date.
The carrying value of the Convertible Note and fair value of the conversion feature at September 29, 2012, were $642.2 million and $29.0 million, respectively. We recognized an unrealized loss of $8.2 million and $13.8 million during the third quarter and first three quarters of 2012, respectively, related to changes in the fair value of the conversion feature. During the third quarter and first three quarters of 2012, we recognized $0.4 million and $0.5 million, respectively, in non-cash interest expense related to amortization of the debt discount. The non-cash interest, excluding the change in fair value of the convertible feature, resulted in an effective interest rate of 0.25% for the third quarter and first three quarters of 2012, respectively. See Note 14, "Derivative Instruments and Hedging Activities" for further discussion of the derivative.

(4)
On May 3, 2012, we issued $1.9 billion of senior notes with portions maturing in 2017, 2022 and 2042. The 2017 senior notes were issued in an initial aggregate principal amount of $300 million at 2.0% interest and will mature on May 1, 2017. The 2022 senior notes were issued in an initial aggregate principal amount of $500 million at 3.5% interest and will mature on May 1, 2022. The 2042 senior notes were issued in an initial aggregate principal amount of $1.1 billion at 5.0% interest and will mature on May 1, 2042. The issuance resulted in total proceeds to us, before expenses, of $1,880.7 million, net of underwriting fees and discounts of $14.7 million and $4.6 million, respectively. Total debt issuance costs capitalized in connection with these senior notes, including the $14.7 million of underwriting fees, are approximately $18.0 million and will be amortized over the life of the notes. The issuance adds a number of guarantors to these debt securities as well as to our existing senior obligations, pursuant to requirements of our existing senior debt obligation agreements. These new guarantors consist principally of the U.K. operating entity. See Note 17, "Supplemental Guarantor Information" for further discussion and guarantor financial information reflective of this change.

Concurrent with the announcement of the Acquisition, we entered into a bridge loan agreement, which we terminated upon the issuance of the $1.9 billion senior notes. In connection with the issuance and subsequent termination of the bridge loan, we incurred costs of $13.0 million recorded in Other expense in the second quarter of 2012. See Note 8, "Other Income and Expense."
Our risk management policy prohibits speculating on specific events, including the direction of interest rates. In advance of our issuance of the $1.9 billion senior notes, we systematically removed a portion of our interest rate market risk by entering into Treasury Locks. This resulted in an increase in the certainty of our yield to maturity when issuing the notes. In the second quarter of 2012, we recognized a cash loss of $39.2 million on settlement of the Treasury Locks recorded in Interest expense. See Note 14, "Derivative Instruments and Hedging Activities" for further discussion.

(5)
On April 3, 2012, we entered into a term loan agreement (the ''Term Loan Agreement'') that provides for a 4-year term loan facility of $300 million, composed of one $150 million borrowing and one Euro-denominated borrowing equal to $150 million at issuance (or €120 million borrowing) both of which were funded upon close of the Acquisition on June 15, 2012. The Term Loan Agreement requires quarterly principal repayments equal to 2.5% of the initial principal obligation, commencing on September 30, 2012, with the remaining 62.5% principal balance due at the June 15, 2016 maturity date. The obligations under the Term Loan Agreement are our general unsecured obligations. The Term Loan Agreement contains customary events of default, specified representations and warranties and covenants, including, among other things, covenants that limit our and our subsidiaries' ability to incur certain additional priority indebtedness, create or permit liens on assets or engage in mergers or consolidations. Debt issuance costs capitalized in connection with the Term Loan Agreement will be amortized over the life of the debt and total approximately $3 million.

During the third quarter of 2012, we repaid the $150 million borrowing and made principal repayments of €26.0 million on the remaining €120 million borrowing.
During the third quarter of 2012, we designated the €120 million term loan as a net investment hedge of our Central European operations. See Note 14, "Derivative Instruments and Hedging Activities" for further discussion.

(6)
On September 10, 2012, we entered into a revolving credit agreement ("Euro Credit Agreement") to support the operations of our Central Europe segment. The Euro Credit Agreement provides for a 1-year revolving credit facility of €150 million on an uncommitted basis.

On April 3, 2012, we entered into a revolving credit agreement (the ''Credit Agreement''). The Credit Agreement provides for a 4-year revolving credit facility of $300 million that was subsequently amended to increase the borrowing limit to $550 million. The Credit Agreement contains customary events of default and specified representations and warranties and covenants, including, among other things, covenants that limit our subsidiaries' ability to incur certain additional priority indebtedness, create or permit liens on assets, or engage in mergers or consolidations.
In the second quarter of 2011, we entered into an agreement for a 4-year revolving multicurrency credit facility of $400 million, which provides a $100 million sub-facility available for the issuance of letters of credit.
In relation to the credit facilities issued in the second quarter and third quarter of 2012, we incurred $5.1 million and $0.4 million, of total issuance costs and up-front fees, respectively, which are being amortized over the terms of each respective facility. There were no outstanding borrowings on these credit facilities as of September 29, 2012.

(7)
In addition to the unamortized debt discount on the $575 million convertible notes, we have unamortized debt discounts on the additional debt balances of $7.1 million and $1.9 million as of September 29, 2012, and December 31, 2011, respectively.

Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of September 29, 2012, and December 31, 2011, the fair value of our outstanding long-term debt (including current portion) was $5,025.9 million and $2,133.6 million, respectively. Our $575 million convertible notes and $1.9 billion senior notes are valued based on quoted prices in active markets and would be classified as Level 1 in the fair value hierarchy. These notes had a combined fair value of $2,708.1 million and $608.5 million, as of September 29, 2012, and December 31, 2011, respectively. All other senior notes and the Convertible Note are valued based on significant observable inputs and would be classified as Level 2 in the fair value hierarchy. The fair value measurement of the conversion feature embedded in the Convertible Note includes significant unobservable inputs and is classified as Level 3 in the fair value hierarchy. These instruments had a fair value of $2,317.2 million and $1,525.1 million, as of September 29, 2012, and December 31, 2011, respectively. See Note 14, "Derivative Instruments and Hedging Activities" for further discussion regarding the fair value of the conversion feature related to the Convertible Note. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values.
Other
Under the terms of some of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions. As of September 29, 2012, we were in compliance with all of these restrictions.
14. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented in Notes 1 and 18 of the Notes included in our Annual Report and did not significantly change during the first three quarters of 2012.
Significant Derivative/Hedge Positions
Derivative Activity Related to the Acquisition
In May 2012, in connection with the Acquisition, we issued $1.9 billion of senior notes with portions maturing in 2017, 2022 and 2042. Prior to the issuance of the notes, we systematically removed a portion of our interest rate market risk by entering into Treasury Locks. This resulted in an increase in the certainty of our yield to maturity when issuing the notes. Subsequent to entering into the hedges, market interest rates decreased, resulting in more favorable interest rates for the issued notes. Consequently, we recognized a cash loss of $39.2 million on settlement of the Treasury Locks recorded in Interest expense. See Note 13, "Debt" for further discussion.
Additionally, in June 2012, we issued a Convertible Note to the Seller simultaneous with the closing of the Acquisition. The Seller may exercise a put right with respect to put the Convertible Note to us during the conversion period for the greater of the principal amount of the Convertible Note or the aggregate cash value of 12,894,044 shares of our Class B Common Stock, as adjusted for certain corporate events. The Convertible Note's embedded conversion feature was determined to meet the definition of a derivative required to be bifurcated and separately accounted for at fair value with changes in fair value recorded in earnings. At issuance, we recorded a liability of $15.2 million related to the conversion feature. See Note 13, "Debt" for further discussion.
On April 3, 2012, we entered into a term loan agreement that provides for a 4-year Euro-denominated term loan facility equal to $150 million (or €120 million at issuance), which was funded upon close of the Acquisition on June 15, 2012. In the third quarter of 2012, we designated the term loan as a net investment hedge of our Central European operations. As a result, all foreign exchange gains and losses due to fluctuations in the Euro-denominated borrowing have been prospectively recognized as currency translation adjustments in Accumulated other comprehensive income ("AOCI"). See Note 13, "Debt" for further discussion of the term loan.
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
In March 2012, we cash settled the remaining approximate 25% of our original cross currency swaps that was not refinanced in October 2011 as discussed above. As a result of the settlement, we extinguished $110.6 million of the outstanding liability. Our outstanding cross currency swaps were in a net liability position of $222.2 million classified as non-current at September 29, 2012.

Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk. The table below summarizes our derivative assets and liabilities that were measured at fair value as of September 29, 2012, and December 31, 2011.

		September 29, 2012
	Total at September 29, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(222.2)	$—	$(222.2)	$—
Foreign currency forwards	(10.1)	—	(10.1)	—
Commodity swaps	(3.0)	—	(3.0)	—
Equity conversion feature of debt	(29.0)	—	—	(29.0)
Total	$(264.3)	$—	$(235.3)	$(29.0)

		December 31, 2011
	Total at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(311.9)	$—	$(311.9)	$—
Foreign currency forwards	2.2	—	2.2	—
Commodity swaps	(6.9)	—	(6.9)	—
Total	$(316.6)	$—	$(316.6)	$—

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 29, 2012. Both observable and unobservable inputs may be used to determine the fair value of positions that we have classified within the Level 3 category. As a result, the unrealized gains (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.
The table below summarizes derivative valuation activity using significant unobservable inputs (Level 3) (in millions):

Rollforward of Level 3 Inputs
Total at December 31, 2011	$—
Total gains or losses (realized/unrealized)
Included in earnings	(13.8)
Included in AOCI	—
Purchases	—
Sales	—
Issuances(1)	(15.2)
Settlements	—
Net transfers In/Out of Level 3	—
Total at September 29, 2012	$(29.0)
Unrealized gains or losses for Level 3 assets/liabilities outstanding at September 29, 2012(1)	$(13.8)

(1)	At issuance, we recorded a liability of $15.2 million related to the Convertible Note's embedded conversion feature.

As of September 29, 2012, we had no significant transfers between Level 1 and 2. As of December 31, 2011, we did not hold derivatives classified as Level 3. We did not have any significant transfers between Level 1 and Level 2 during fiscal year 2011. New derivative contracts transacted during fiscal year 2011 were all included in Level 2.
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value, were as follows (in millions):

	Balance at September 29, 2012	Valuation Technique	Significant Unobservable Input(s)/Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range
Equity conversion feature of debt	$(29.0)	Option model	Implied volatility(1)	23-25%

(1)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
Results of Period Derivative Activity
The tables below include the year to date results of our derivative activity in the Condensed Consolidated Balance Sheets as of September 29, 2012, and December 31, 2011, and the Condensed Consolidated Statements of Operations for the third quarters and first three quarters ended September 29, 2012, and September 24, 2011.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheet (in millions, except for certain commodity swaps with notional amounts measured in Metric Tonnes, as noted)

	September 29, 2012
			Asset derivatives		Liability derivatives
	Notional amount		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	CAD	601.3	Other current assets	$—	Current derivative hedging instruments	$—
			Other non-current assets	—	Non-current derivative hedging instruments	(222.2)
Foreign currency forwards	USD	511.7	Other current assets	0.3	Current derivative hedging instruments	(6.9)
			Other non-current assets	0.4	Non-current derivative hedging instruments	(3.9)
Commodity swaps	Gigajoules	1.8	Other current assets	0.1	Current derivative hedging instruments	(1.2)
			Other non-current assets	0.1	Non-current derivative hedging instruments	(0.1)
Total derivatives designated as hedging instruments				$0.9		$(234.3)
Derivatives not designated as hedging instruments:
Equity conversion feature of debt	EUR	500.0			Current portion of long-term debt and short-term borrowings	$(29.0)
Aluminum swaps	Metric tonnes (actual)	4,050	Other current assets	—	Current derivative hedging instruments	(1.7)
			Other non-current assets	—	Non-current derivative hedging instruments	(0.2)
Diesel swaps	Metric tonnes (actual)	6,251	Other current assets	0.1	Current derivative hedging instruments	—
			Other non-current assets	—	Non-current derivative hedging instruments	(0.1)
Total derivatives not designated as hedging instruments				$0.1		$(31.0)

Non-derivative financial instruments in net investment hedge relationships:
€120 million term loan due 2016	EUR	93.7			Long-term debt	$(120.5)
Total non-derivative financial instruments in net investment hedge relationships						$(120.5)

	December 31, 2011
			Asset derivatives		Liability derivatives
	Notional amount		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	CAD	901.3	Other current assets	$—	Current derivative hedging instruments	$(103.2)
			Other non-current assets	—	Non-current derivative hedging instruments	(208.7)
Foreign currency forwards	USD	464.6	Other current assets	—	Current derivative hedging instruments	(1.3)
			Other non-current assets	3.4	Non-current derivative hedging instruments	—
Commodity swaps	Gigajoules	2.2	Other current assets	—	Current derivative hedging instruments	(1.8)
			Other non-current assets	—	Non-current derivative hedging instruments	(0.5)
Total derivatives designated as hedging instruments				$3.4		$(315.5)
Derivatives not designated as hedging instruments:
Aluminum swaps	Metric tonnes (actual)	8,825	Other current assets	$—	Current derivative hedging instruments	$(1.3)
			Other non-current assets	—	Non-current derivative hedging instruments	(3.3)
Diesel swaps	Metric tonnes (actual)	9,668	Other current assets	0.1	Current derivative hedging instruments	—
Total derivatives not designated as hedging instruments				$0.1		$(4.6)
MCBC allocates the current and non-current portion of each contract to the corresponding derivative account above.
The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (in millions)

For the Thirteen Weeks Ended September 29, 2012
Derivatives in cash flow hedge relationships	Amount of (gain) loss recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forwards	14.9	Other income (expense), net	(0.7)	Other income (expense), net	—
		Cost of goods sold	(1.6)	Cost of goods sold	—
Commodity swaps	0.6	Cost of goods sold	(0.5)	Cost of goods sold	—
Total	$15.5		$(3.2)		$—

For the Thirteen Weeks Ended September 29, 2012
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of (gain) loss recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency contracts	$13.3	Other income (expense), net	$—	Other income (expense), net	$—
€120 million term loan due 2016	4.7	Other income (expense), net	—	Other income (expense), net	—
Total	$18.0		$—		$—
Note: Amounts recognized in AOCI related to cash flow and net investment hedges are presented gross of taxes
During the period we recorded no significant ineffectiveness related to these cash flow and net investment hedges.

For the Thirteen Weeks Ended September 24, 2011
Derivatives in cash flow hedge relationships	Amount of (gain) loss recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps(1)	$(3.8)	Other income (expense), net	$33.3	Other income (expense), net	$—
		Interest expense, net	(3.9)	Interest expense, net	—
Forward starting interest rate swaps	0.6	Interest expense, net	(0.6)	Interest expense, net	—
Foreign currency forwards	21.2	Other income (expense), net	(2.4)	Other income (expense), net	—
		Cost of goods sold	(3.1)	Cost of goods sold	—
Commodity swaps	0.4	Cost of goods sold	—	Cost of goods sold	—
Total	$18.4		$23.3		$—
Note: Amounts recognized in AOCI are presented gross of taxes

(1)
The foreign exchange gain (loss) component of these cross currency swaps is offset by the corresponding gain (loss) on the hedged forecasted transactions in Other income (expense), net and Interest expense, net.

During the period we recorded no significant ineffectiveness related to these cash flow hedges.

For the Thirty-Nine Weeks Ended September 29, 2012
Derivatives in cash flow hedge relationships	Amount of (gain) loss recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(1.2)	Interest expense, net	$—
Foreign currency forwards	17.7	Other income (expense), net	(1.7)	Other income (expense), net	—
		Cost of goods sold	(4.0)	Cost of goods sold	—
Commodity swaps	(0.1)	Cost of goods sold	(1.2)	Cost of goods sold	—
Total	$17.6		$(8.1)		$—

For the Thirty-Nine Weeks Ended September 29, 2012
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of (gain) loss recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency contracts	$26.5	Other income (expense), net	$—	Other income (expense), net	$—
€120 million term loan due 2016	4.7	Other income (expense), net	—	Other income (expense), net	—
Total	$31.2		$—		$—
Note: Amounts recognized in AOCI related to cash flow and net investment hedges are presented gross of taxes
During the period we recorded no significant ineffectiveness related to these cash flow and net investment hedges.

For the Thirty-Nine Weeks Ended September 24, 2011
Derivatives in cash flow hedge relationships	Amount of (gain) loss recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps(1)	$(5.6)	Other income (expense), net	$16.4	Other income (expense), net	$—
		Interest expense, net	(10.9)	Interest expense, net	—
Forward starting interest rate swaps	1.2	Interest expense, net	(1.2)	Interest expense, net	—
Foreign currency forwards	21.3	Other income (expense), net	(7.0)	Other income (expense), net	—
		Cost of goods sold	(9.5)	Cost of goods sold	—
Commodity swaps	3.0	Cost of goods sold	0.2	Cost of goods sold	—
Total	$19.9		$(12.0)		$—
Note: Amounts recognized in AOCI are presented gross of taxes

(1)
The foreign exchange gain (loss) component of these cross currency swaps is offset by the corresponding gain (loss) on the hedged forecasted transactions in Other income (expense), net and Interest expense, net.

During the period we recorded no significant ineffectiveness related to these cash flow hedges.
We expect net losses of approximately $8.2 million (pre-tax) recorded in AOCI at September 29, 2012 will be reclassified into earnings within the next 12 months. The maximum length of time over which forecasted transactions are hedged is three years, and such transactions relate to foreign exchange, interest rate and commodity exposures.
Other Derivatives (in millions)

For the Thirteen Weeks Ended September 29, 2012
Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Equity conversion feature of debt	Interest expense, net	$(7.7)
	Other income (expense), net	(0.5)
Commodity swaps	Cost of goods sold	(0.6)
Total		$(8.8)

For the Thirteen Weeks Ended September 24, 2011
Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Commodity swaps	Cost of goods sold	$(3.0)
Cash settled total return swaps	Other income (expense), net	—
Option contracts	Other income (expense), net	—
Foreign currency forwards	Other income (expense), net	—
Total		$(3.0)

For the Thirty-Nine Weeks Ended September 29, 2012
Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Equity conversion feature of debt	Interest expense, net	$(13.3)
	Other income (expense), net	(0.5)
Commodity swaps	Cost of goods sold	—
Total		$(13.8)

For the Thirty-Nine Weeks Ended September 24, 2011
Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Commodity swaps	Cost of goods sold	$(3.0)
Cash settled total return swaps	Other income (expense), net	(0.6)
Option contracts	Other income (expense), net	1.5
Foreign currency forwards	Other income (expense), net	(0.1)
Total		$(2.2)

15. Pension and Other Postretirement Benefits
We sponsor defined benefit retirement plans in Canada, the U.K. and MCI. Additionally, we offer other postretirement benefits to the majority of our Canadian, U.S. and Central European employees. We recorded liabilities of $2.7 million related to other postretirement benefits in connection with the Acquisition. We incurred $0.1 million in costs associated with these Central Europe plans during the third quarter of 2012 and expect to incur an additional $0.1 million during the remainder of 2012.

The net periodic pension costs under retirement plans and other postretirement benefits were as follows:

	Thirteen Weeks Ended September 29, 2012
	Canada plans	U.S. plan	U.K. plan	MCI plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$4.1	$—	$—	$0.1	$4.2
Interest cost	16.7	—	24.6	—	41.3
Expected return on plan assets	(15.3)	—	(28.3)	—	(43.6)
Amortization of prior service cost	0.2	—	—	—	0.2
Amortization of net actuarial loss	5.4	—	4.4	—	9.8
Less expected participant contributions	(0.4)	—	—	—	(0.4)
Net periodic pension cost (benefit)	$10.7	$—	$0.7	$0.1	$11.5
Other Postretirement Benefits
Service cost—benefits earned during the period	$0.6	$0.1	$—	$—	$0.7
Interest cost on projected benefit obligation	2.0	—	—	—	2.0
Amortization of prior service cost (gain)	(0.9)	—	—	—	(0.9)
Amortization of net actuarial loss (gain)	(0.1)	—	—	—	(0.1)
Net periodic postretirement benefit cost	$1.6	$0.1	$—	$—	$1.7

	Thirteen Weeks Ended September 24, 2011
	Canada plans	U.S. plan	U.K. plan	MCI plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$4.8	$—	$—	$—	$4.8
Interest cost	18.3	(0.2)	27.2	—	45.3
Expected return on plan assets	(18.7)	—	(31.5)	—	(50.2)
Amortization of prior service cost	0.2	—	—	—	0.2
Amortization of net actuarial loss	2.4	—	2.7	—	5.1
Less expected participant contributions	(0.4)	—	—	—	(0.4)
Special termination of benefits	—	—	—	—	—
Net periodic pension cost (benefit)	$6.6	$(0.2)	$(1.6)	$—	$4.8
Other Postretirement Benefits
Service cost—benefits earned during the period	$0.6	$0.1	$—	$—	$0.7
Interest cost on projected benefit obligation	1.9	—	—	—	1.9
Amortization of prior service cost (gain)	(1.0)	—	—	—	(1.0)
Amortization of net actuarial loss	(0.9)	—	—	—	(0.9)
Net periodic postretirement benefit cost	$0.6	$0.1	$—	$—	$0.7

	Thirty-Nine Weeks Ended September 29, 2012
	Canada plans	U.S. plan	U.K. plan	MCI plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$12.3	$—	$—	$0.3	$12.6
Interest cost	49.9	—	73.9	—	123.8
Expected return on plan assets	(45.8)	—	(85.0)	—	(130.8)
Amortization of prior service cost	0.6	—	—	—	0.6
Amortization of net actuarial loss	16.2	—	13.2	—	29.4
Less expected participant contributions	(1.2)	—	—	—	(1.2)
Net periodic pension cost (benefit)	$32.0	$—	$2.1	$0.3	$34.4
Other Postretirement Benefits
Service cost—benefits earned during the period	$1.8	$0.3	$—	$—	$2.1
Interest cost on projected benefit obligation	5.9	—	—	—	5.9
Amortization of prior service cost (gain)	(2.7)	—	—	—	(2.7)
Amortization of net actuarial loss (gain)	(0.3)	—	—	—	(0.3)
Net periodic postretirement benefit cost	$4.7	$0.3	$—	$—	$5.0

	Thirty-Nine Weeks Ended September 24, 2011
	Canada plans	U.S. plan	U.K. plan	MCI plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$14.3	$—	$—	$—	$14.3
Interest cost	54.9	—	81.6	—	136.5
Expected return on plan assets	(56.1)	—	(94.6)	—	(150.7)
Amortization of prior service cost	0.6	—	—	—	0.6
Amortization of net actuarial loss	7.1	—	8.2	—	15.3
Less expected participant contributions	(1.2)	—	—	—	(1.2)
Special termination of benefits	—	—	—	—	—
Net periodic pension cost (benefit)	$19.6	$—	$(4.8)	$—	$14.8
Other Postretirement Benefits
Service cost—benefits earned during the period	$1.6	$0.3	$—	$—	$1.9
Interest cost on projected benefit obligation	5.8	—	—	—	5.8
Amortization of prior service cost (gain)	(2.9)	—	—	—	(2.9)
Amortization of net actuarial loss	(2.7)	—	—	—	(2.7)
Net periodic postretirement benefit cost	$1.8	$0.3	$—	$—	$2.1
During the first three quarters of 2012, employer contributions to the defined benefit plans for Canada and MCI were $34.9 million and $0.4 million, respectively. There were no contributions to the U.K. plan during the first three quarters of 2012. Expected total fiscal year 2012 employer contributions to the Canada, U.K. and MCI defined benefit plans are approximately $60 million. MillerCoors, Brewers' Retail Inc. ("BRI") and Brewers' Distributor Limited ("BDL") contributions to their defined benefit pension and other postretirement benefit plans are not included here, as they are not consolidated in our financial statements.
16. Commitments and Contingencies
Kaiser
As discussed in Note 9, "Discontinued Operations," we sold our entire equity interest in Kaiser during 2006 to FEMSA. The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. We provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. The maximum potential claims amount remaining for the purchased tax credits was $218.3 million as of September 29, 2012. As of September 29, 2012, our total estimate of the indemnity liability was $19.7 million, $7.9 million of which was classified as a current liability and $11.8 million of which was classified as non-current.
Additionally, we provided FEMSA with indemnity related to all other tax, civil, and labor contingencies existing as of the date of sale. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. The recorded value of the tax, civil, and labor indemnity liability was $8.4 million as of September 29, 2012, which is classified as non-current.
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
The table below provides a summary of reserves associated with the Kaiser indemnity obligations from December 31, 2011, through September 29, 2012:

	Indemnity Obligations
	Purchased tax credits indemnity reserve	Tax, civil and labor indemnity reserve	Total indemnity reserves
	(In millions)
Balance at December 31, 2011	$21.5	$9.1	$30.6
Changes in estimates	—	—	—
Foreign exchange transaction impact	(1.8)	(0.7)	(2.5)
Balance at September 29, 2012	$19.7	$8.4	$28.1
Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries.
Rocky Mountain Metal Container ("RMMC"), a Colorado limited liability company, is a joint venture with Ball Corporation in which MillerCoors holds and consolidates a 50% interest. RMMC produces cans and ends for MillerCoors. Prior to the formation of MillerCoors on July 1, 2008, we held the 50% interest in RMMC and consolidated the results and financial position of RMMC. As of September 29, 2012 and December 31, 2011, we guaranteed $9.1 million of RMMC debt, which is due in 2013.
Related to our previous ownership in the Montréal Canadiens, we guarantee its obligations under a ground lease for the Bell Centre Arena (the "Ground Lease Guarantee"). Upon sale of our interest, the new owners agreed to indemnify us in connection with the liabilities we may incur under the Ground Lease Guarantee and provided us with a CAD 10 million letter of credit to guarantee such indemnity. This transaction did not materially affect our risk exposure related to the Ground Lease Guarantee, which continues to be recognized as a liability on our balance sheet.
Related to guarantees, Other liabilities in the accompanying Condensed Consolidated Balance Sheets include $6.3 million as of September 29, 2012, and $6.1 million as of December 31, 2011, both of which are non-current.
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have accrued an aggregate of $17.4 million as of September 29, 2012, and $15.3 million as of December 31, 2011. We believe that any possible losses in excess of the amounts accrued are immaterial to our consolidated financial statements.
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
Litigation and Other Disputes
In 1999, Molson entered into an agreement for the distribution of Molson products in Brazil. In 2000, before commencing that business, Molson terminated the distribution agreement and paid the distributor $150,000 in settlement. The distributor then sued Molson to set aside the settlement and to seek additional compensation. The Appellate Court of the State of Rio de Janeiro ("Appellate Court") set aside the settlement agreement and determined that Molson was liable to the distributor, with the amount of damages to be determined through subsequent proceedings. An appeal of the liability decision is currently pending before the Brazilian Superior Court of Justice, which allowed Molson's appeal during the fourth quarter of fiscal year 2009 and agreed to hear the merits of Molson's appeal. With respect to damages, the case was remanded to a Rio de Janeiro trial court to determine the amount of damages. The trial court retained an expert who provided a report adopting the position of the distributor and recommended damages based on a business plan that was never implemented. Molson challenged the irregularity of the expert process, the impartiality of the expert, as well as the report's specific recommendation. The trial court denied Molson's challenges. Molson filed an appeal before the Appellate Court regarding these procedural irregularities, which was denied during the fourth quarter of fiscal year 2009. Following the trial court's procedural ruling during the third quarter of 2009, that court handed down a decision in the distributor's favor granting the full amount of the lost anticipated profits alleged by the distributor, approximately $42 million, plus attorney's fees and interest to accrue from the termination of the distribution agreement. Molson appealed the judgment to the Appellate Court. During the fourth quarter of 2009, the Appellate Court directed the court-retained expert to explain the basis for his damages calculation. During the first quarter of 2010, the Appellate Court granted Molson's appeal and vacated the $42 million judgment. The Appellate Court remanded the proceeding to the trial court and ordered that court to select a different expert. The Appellate Court furthermore directed the trial court to use specific criteria in setting damages, the effect of which should be to substantially reduce the award. Molson sought clarification as to the precise criteria to be used. In late April 2010, the Appellate Court denied Molson's motion for clarification, but limited the accrual of interest in this matter. In mid October 2010, the Appellate Court denied the distributor's motion to set aside the vacation of the $42 million judgment. In July 2011, the trial court selected a new expert to formulate a new calculation of damages. During the second quarter of 2012, we entered into settlement negotiations with the distributor and agreed in principle to settle this litigation for approximately $6.3 million, including legal fees. We finalized the settlement in the third quarter of 2012 for $6.8 million, which included the $6.3 million accrued at the end of the second quarter of 2012, as well as an additional $0.5 million of fees incurred related to the settlement.
Environmental
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
Based on these assumptions, the present value and gross amount of the costs at September 29, 2012, are approximately $4.3 million and $7.8 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.
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
Central Europe
We are subject to the requirements of governmental and local environmental and occupational health and safety laws and regulations within each of the countries in which we operate. Compliance with these laws and regulations did not materially affect our third quarter of 2012 capital expenditures, results of operations or our financial or competitive position, and we do not anticipate that they will do so during the remainder of the year.
United Kingdom
We are subject to the requirements of government and local environmental and occupational health and safety laws and regulations. Compliance with these laws and regulations did not materially affect our third quarter of 2012 capital expenditures, results from operations or our financial or competitive position, and we do not anticipate that they will do so during the remainder of the year.

17. Supplemental Guarantor Information
        For purposes of this Note 17, including the tables, "Parent Guarantor, 2007 and 2012 Issuer" shall mean MCBC and "Subsidiary Guarantors" shall mean certain U.S., U.K. and Canadian subsidiaries reflecting the substantial operations of each of our segments, with the exception of Central Europe and MCI.
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
Other Debt
On September 22, 2005, MC Capital Finance ULC ("MC Capital Finance") issued $1.1 billion of senior notes consisting of $300 million 4.85% U.S. publicly registered notes due 2010 and CAD 900 million 5.0% privately placed notes maturing on September 22, 2015. These CAD 900 million senior notes were subsequently exchanged for substantially identical CAD 900 million senior notes which were quantified by way of a prospectus in Canada. In connection with an internal corporate reorganization, Molson Coors International LP ("MCI LP") was subsequently added as a co-issuer of the CAD 900 million senior notes in 2007. During the third quarter of 2010, the $300 million 4.85% notes were repaid in full. Following the repayment of our $300 million senior notes in 2010, we were no longer required to present the “2005 and 2010 Issuer” column (historically consisting of MC Capital Finance and MCI LP), and as such have removed that column. Additionally, the continuous disclosure requirements applicable to MC Capital Finance in Canada are satisfied through the consolidating financial information in respect of MC Capital Finance, MCI LP and other subsidiary guarantors of the CAD 900 million senior notes as currently presented. Therefore, the results of MC Capital Finance and MCI LP are now included in the Subsidiary Guarantors column.
On October 6, 2010, MCI LP completed a private placement in Canada of CAD 500 million 3.95% fixed rate Series A Notes due 2017. These notes are not publicly registered in the U.S. or in Canada.
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
There were no outstanding borrowings on our 4-year revolving $400 million credit facility as of September 29, 2012, and December 31, 2011, which was issued in the second quarter of 2011.
On April 3, 2012, MCBC entered into a $300 million term loan agreement, consisting of two tranches, of $150 million and the Euro equivalent of $150 million (or €120 million) both of which were funded upon close of the Acquisition on June 15, 2012. During the third quarter of 2012, we repaid the $150 million borrowing and made principal repayments of €26.0 million on the remaining €120 million borrowing. Additionally, we entered into a 4-year revolving $300 million credit facility that was subsequently amended to increase the borrowing limit to $550 million in the second quarter of 2012 and a 1-year revolving €150 million credit facility in the third quarter of 2012. There were no outstanding borrowings on our $550 million nor our €150 million credit facilities as of September 29, 2012. These loan facilities are not publicly registered in the U.S. or in Canada. See Note 13, "Debt" for further discussion related to these agreements.
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
The following information sets forth the Condensed Consolidating Statements of Operations for the 13 and 39 weeks ended September 29, 2012, and September 24, 2011, Condensed Consolidating Balance Sheets as of September 29, 2012, and December 31, 2011, and Condensed Consolidating Statements of Cash Flows for the 39 weeks ended September 29, 2012, and September 24, 2011. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 29, 2012
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$7.4	$1,311.1	$428.4	$(61.1)	$1,685.8
Excise taxes	—	(401.4)	(88.9)	—	(490.3)
Net sales	7.4	909.7	339.5	(61.1)	1,195.5
Cost of goods sold	—	(516.3)	(222.2)	51.5	(687.0)
Gross profit	7.4	393.4	117.3	(9.6)	508.5
Marketing, general and administrative expenses	(28.3)	(208.2)	(73.7)	9.6	(300.6)
Special items, net	(0.3)	(7.0)	(28.6)	—	(35.9)
Equity income (loss) in subsidiaries	215.7	(79.5)	126.4	(262.6)	—
Equity income in MillerCoors	—	132.0	—	—	132.0
Operating income (loss)	194.5	230.7	141.4	(262.6)	304.0
Interest income (expense), net	(27.2)	70.8	(98.0)	—	(54.4)
Other income (expense), net	8.8	(17.9)	2.7	—	(6.4)
Income (loss) from continuing operations before income taxes	176.1	283.6	46.1	(262.6)	243.2
Income tax benefit (expense)	22.3	(66.8)	2.0	—	(42.5)
Net income (loss) from continuing operations	198.4	216.8	48.1	(262.6)	200.7
Income (loss) from discontinued operations, net of tax	—	—	0.7	—	0.7
Net income (loss) including noncontrolling interests	198.4	216.8	48.8	(262.6)	201.4
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	(3.0)	—	(3.0)
Net income (loss) attributable to MCBC	$198.4	$216.8	$45.8	$(262.6)	$198.4
Comprehensive income attributable to MCBC	$461.7	$449.2	$140.3	$(589.5)	$461.7

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 24, 2011
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$6.7	$1,367.9	$78.7	$(59.4)	$1,393.9
Excise taxes	—	(424.0)	(15.5)	—	(439.5)
Net sales	6.7	943.9	63.2	(59.4)	954.4
Cost of goods sold	—	(528.4)	(73.4)	51.3	(550.5)
Gross profit	6.7	415.5	(10.2)	(8.1)	403.9
Marketing, general and administrative expenses	(24.5)	(212.2)	(19.6)	8.1	(248.2)
Special items, net	(0.1)	0.2	(0.1)	(0.1)	(0.1)
Equity income (loss) in subsidiaries	230.8	(117.1)	152.6	(266.3)	—
Equity income in MillerCoors	—	99.4	—	—	99.4
Operating income (loss)	212.9	185.8	122.7	(266.4)	255.0
Interest income (expense), net	(8.4)	70.2	(89.1)	—	(27.3)
Other income (expense), net	(0.4)	(2.8)	0.9	—	(2.3)
Income (loss) from continuing operations before income taxes	204.1	253.2	34.5	(266.4)	225.4
Income tax benefit (expense)	(6.7)	(20.8)	(3.6)	—	(31.1)
Net income (loss) from continuing operations	197.4	232.4	30.9	(266.4)	194.3
Income (loss) from discontinued operations, net of tax	—	—	2.7	—	2.7
Net income (loss) including noncontrolling interests	197.4	232.4	33.6	(266.4)	197.0
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	0.4	—	0.4
Net income (loss) attributable to MCBC	$197.4	$232.4	$34.0	$(266.4)	$197.4
Comprehensive income attributable to MCBC	$78.0	$64.6	$(16.9)	$(47.7)	$78.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2012
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$20.6	$3,622.7	$651.0	$(159.5)	$4,134.8
Excise taxes	—	(1,116.1)	(132.4)	—	(1,248.5)
Net sales	20.6	2,506.6	518.6	(159.5)	2,886.3
Cost of goods sold	—	(1,441.1)	(397.4)	132.6	(1,705.9)
Gross profit	20.6	1,065.5	121.2	(26.9)	1,180.4
Marketing, general and administrative expenses	(113.7)	(629.9)	(136.9)	26.9	(853.6)
Special items, net	(1.4)	(18.2)	(39.0)	—	(58.6)
Equity income (loss) in subsidiaries	505.9	(378.6)	276.1	(403.4)	—
Equity income in MillerCoors	—	436.5	—	—	436.5
Operating income (loss)	411.4	475.3	221.4	(403.4)	704.7
Interest income (expense), net	(82.6)	209.0	(289.2)	—	(162.8)
Other income (expense), net	1.7	(26.8)	(53.2)	—	(78.3)
Income (loss) from continuing operations before income taxes	330.5	657.5	(121.0)	(403.4)	463.6
Income tax benefit (expense)	52.5	(157.3)	19.1	—	(85.7)
Net income (loss) from continuing operations	383.0	500.2	(101.9)	(403.4)	377.9
Income (loss) from discontinued operations, net of tax	—	—	1.6	—	1.6
Net income (loss) including noncontrolling interests	383.0	500.2	(100.3)	(403.4)	379.5
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	3.5	—	3.5
Net income (loss) attributable to MCBC	$383.0	$500.2	$(96.8)	$(403.4)	$383.0
Comprehensive income attributable to MCBC	$708.0	$794.2	$35.2	$(829.4)	$708.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2011
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$20.5	$3,708.6	$189.9	$(144.7)	$3,774.3
Excise taxes	—	(1,160.9)	(35.0)	—	(1,195.9)
Net sales	20.5	2,547.7	154.9	(144.7)	2,578.4
Cost of goods sold	—	(1,433.5)	(190.3)	122.2	(1,501.6)
Gross profit	20.5	1,114.2	(35.4)	(22.5)	1,076.8
Marketing, general and administrative expenses	(89.0)	(638.1)	(54.5)	22.5	(759.1)
Special items, net	(0.6)	(10.3)	(0.1)	(0.1)	(11.1)
Equity income (loss) in subsidiaries	639.9	(344.6)	329.5	(624.8)	—
Equity income in MillerCoors	—	372.4	—	—	372.4
Operating income (loss)	570.8	493.6	239.5	(624.9)	679.0
Interest income (expense), net	(25.2)	205.5	(262.1)	—	(81.8)
Other income (expense), net	0.9	(7.5)	1.8	—	(4.8)
Income (loss) from continuing operations before income taxes	546.5	691.6	(20.8)	(624.9)	592.4
Income tax benefit (expense)	(43.4)	(50.7)	3.7	—	(90.4)
Net income (loss) from continuing operations	503.1	640.9	(17.1)	(624.9)	502.0
Income (loss) from discontinued operations, net of tax	—	—	1.5	—	1.5
Net income (loss) including noncontrolling interests	503.1	640.9	(15.6)	(624.9)	503.5
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	(0.4)	—	(0.4)
Net income (loss) attributable to MCBC	$503.1	$640.9	$(16.0)	$(624.9)	$503.1
Comprehensive income attributable to MCBC	$521.5	$585.0	$9.6	$(594.6)	$521.5

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 29, 2012
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$98.1	$291.3	$196.3	$—	$585.7
Accounts receivable, net	1.9	455.4	185.3	—	642.6
Other receivables, net	35.3	82.5	9.3	—	127.1
Total inventories, net	—	214.6	51.2	—	265.8
Other assets, net	9.7	78.0	42.5	—	130.2
Deferred tax assets	—	—	29.9	(0.5)	29.4
Intercompany accounts receivable	—	1,863.9	887.3	(2,751.2)	—
Total current assets	145.0	2,985.7	1,401.8	(2,751.7)	1,780.8
Properties, net	26.9	1,337.1	637.0	—	2,001.0
Goodwill	—	1,073.4	1,342.2	—	2,415.6
Other intangibles, net	—	4,672.8	2,554.1	—	7,226.9
Investment in MillerCoors	—	2,626.6	—	—	2,626.6
Net investment in and advances to subsidiaries	11,513.7	2,063.7	5,899.3	(19,476.7)	—
Deferred tax assets	34.4	155.1	6.5	(34.5)	161.5
Other assets, net	39.5	152.9	61.7	—	254.1
Total assets	$11,759.5	$15,067.3	$11,902.6	$(22,262.9)	$16,466.5
Liabilities and equity
Current liabilities:
Accounts payable	$10.6	$282.2	$196.1	$—	$488.9
Accrued expenses and other liabilities	63.5	558.1	166.6	—	788.2
Derivative hedging instruments	—	9.7	0.1	—	9.8
Deferred tax liability	6.6	165.4	0.3	(0.5)	171.8
Current portion of long-term debt and short-term borrowings	559.6	671.2	27.8	—	1,258.6
Discontinued operations	—	—	7.9	—	7.9
Intercompany accounts payable	984.1	896.8	870.3	(2,751.2)	—
Total current liabilities	1,624.4	2,583.4	1,269.1	(2,751.7)	2,725.2
Long-term debt	1,895.6	1,421.3	121.2	—	3,438.1
Pension and post-retirement benefits	—	690.3	6.3	—	696.6
Derivative hedging instruments	—	226.5	—	—	226.5
Deferred tax liability	—	—	938.1	(34.5)	903.6
Other liabilities, net	14.3	47.7	115.1	—	177.1
Discontinued operations	—	—	20.2	—	20.2
Intercompany notes payable	—	1,136.0	6,904.2	(8,040.2)	—
Total liabilities	3,534.3	6,105.2	9,374.2	(10,826.4)	8,187.3
MCBC stockholders' equity	9,084.6	15,221.3	3,396.0	(19,476.7)	8,225.2
Intercompany notes receivable	(859.4)	(6,259.2)	(921.6)	8,040.2	—
Total stockholders' equity	8,225.2	8,962.1	2,474.4	(11,436.5)	8,225.2
Noncontrolling interests	—	—	54.0	—	54.0
Total equity	8,225.2	8,962.1	2,528.4	(11,436.5)	8,279.2
Total liabilities and equity	$11,759.5	$15,067.3	$11,902.6	$(22,262.9)	$16,466.5

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2011
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$601.1	$422.5	$55.3	$—	$1,078.9
Accounts receivable, net	0.9	550.8	37.1	—	588.8
Other receivables, net	46.9	84.0	6.3	—	137.2
Total inventories, net	—	193.0	14.2	—	207.2
Other assets, net	9.7	74.2	10.1	—	94.0
Deferred tax assets	—	—	12.1	(0.5)	11.6
Discontinued operations	—	—	0.3	—	0.3
Intercompany accounts receivable	—	1,522.0	1,612.9	(3,134.9)	—
Total current assets	658.6	2,846.5	1,748.3	(3,135.4)	2,118.0
Properties, net	27.6	1,314.0	88.5	—	1,430.1
Goodwill	—	1,033.0	420.3	—	1,453.3
Other intangibles, net	—	4,525.3	60.7	—	4,586.0
Investment in MillerCoors	—	2,487.9	—	—	2,487.9
Net investment in and advances to subsidiaries	7,925.2	1,056.3	5,363.3	(14,344.8)	—
Deferred tax assets	33.1	149.2	2.3	(34.7)	149.9
Other assets	19.8	155.6	23.2	—	198.6
Total assets	$8,664.3	$13,567.8	$7,706.6	$(17,514.9)	$12,423.8
Liabilities and equity
Current liabilities:
Accounts payable	$7.3	$256.1	$37.8	$—	$301.2
Accrued expenses and other liabilities	34.6	579.9	32.3	—	646.8
Derivative hedging instruments	—	107.6	—	—	107.6
Deferred tax liability	6.2	155.6	—	(0.5)	161.3
Current portion of long-term debt and short-term borrowings	—	44.7	2.2	—	46.9
Discontinued operations	—	—	13.4	—	13.4
Intercompany accounts payable	413.8	1,646.6	1,074.5	(3,134.9)	—
Total current liabilities	461.9	2,790.5	1,160.2	(3,135.4)	1,277.2
Long-term debt	546.2	1,368.7	—	—	1,914.9
Pension and post-retirement benefits	—	693.6	3.9	—	697.5
Derivative hedging instruments	—	212.5	—	—	212.5
Deferred tax liability	—	—	490.3	(34.7)	455.6
Other liabilities, net	8.3	53.0	92.6	—	153.9
Discontinued operations	—	—	22.0	—	22.0
Intercompany notes payable	—	1,504.0	4,971.6	(6,475.6)	—
Total liabilities	1,016.4	6,622.3	6,740.6	(9,645.7)	4,733.6
MCBC stockholders' equity	8,267.8	11,917.0	1,807.9	(14,344.8)	7,647.9
Intercompany notes receivable	(619.9)	(4,971.5)	(884.2)	6,475.6	—
Total stockholders' equity	7,647.9	6,945.5	923.7	(7,869.2)	7,647.9
Noncontrolling interests	—	—	42.3	—	42.3
Total equity	7,647.9	6,945.5	966.0	(7,869.2)	7,690.2
Total liabilities and equity	$8,664.3	$13,567.8	$7,706.6	$(17,514.9)	$12,423.8

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2012
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$595.4	$895.6	$(470.0)	$(181.0)	$840.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(6.3)	(103.8)	(33.3)	—	(143.4)
Proceeds from sales of properties and intangible assets	—	1.6	1.4	—	3.0
Acquisition of businesses, net of cash acquired	—	—	(2,257.4)	—	(2,257.4)
Payment on discontinued operations	—	—	(6.8)	—	(6.8)
Investment in MillerCoors	—	(826.1)	—	—	(826.1)
Return of capital from MillerCoors	—	723.3	—	—	723.3
Payments on settlement of derivative instruments	—	(110.6)	—	—	(110.6)
Investment in and advances to an unconsolidated affiliate	—	(0.1)	(3.3)	—	(3.4)
Trade loan repayments from customers	—	14.3	—	—	14.3
Trade loans advanced to customers	—	(7.4)	—	—	(7.4)
Net intercompany investing activity	(2,827.4)	(2,695.0)	—	5,522.4	—
Net cash provided by (used in) investing activities	(2,833.7)	(3,003.8)	(2,299.4)	5,522.4	(2,614.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	27.4	—	—	—	27.4
Excess tax benefits from share-based compensation	4.2	—	—	—	4.2
Dividends paid	(152.5)	(174.2)	(28.3)	181.0	(174.0)
Dividends paid to noncontrolling interests holders	—	—	(5.0)	—	(5.0)
Debt issuance costs	(39.2)	—	(1.1)	—	(40.3)
Proceeds from issuances of long-term debt	2,045.4	—	150.0	—	2,195.4
Payments on long-term debt and capital lease obligations	(150.0)	(44.8)	(31.9)	—	(226.7)
Payments on debt assumed in acquisition	—	—	(424.3)	—	(424.3)
Proceeds from short-term borrowings	—	—	14.0	—	14.0
Payments on short-term borrowings	—	—	(14.0)	—	(14.0)
Payments on settlement of derivative instruments	—	(4.0)	—	—	(4.0)
Net (payments) proceeds from revolving credit facilities	—	—	9.6	—	9.6
Change in overdraft balances and other	—	—	(105.0)	—	(105.0)
Net intercompany financing activity	—	2,184.3	3,338.1	(5,522.4)	—
Net cash provided by (used in) financing activities	1,735.3	1,961.3	2,902.1	(5,341.4)	1,257.3
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(503.0)	(146.9)	132.7	—	(517.2)
Effect of foreign exchange rate changes on cash and cash equivalents	—	15.7	8.3	—	24.0
Balance at beginning of year	601.1	422.5	55.3	—	1,078.9
Balance at end of period	$98.1	$291.3	$196.3	$—	$585.7

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2011
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$173.9	$(484.7)	$1,042.7	$(128.5)	$603.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(2.3)	(98.0)	(26.0)	—	(126.3)
Proceeds from sales of properties and intangible assets	—	0.3	1.2	—	1.5
Acquisition of businesses, net of cash acquired	—	—	(41.3)	—	(41.3)
Change in restricted cash balance	—	—	2.7	—	2.7
Investment in MillerCoors	—	(657.3)	—	—	(657.3)
Return of capital from MillerCoors	—	627.2	—	—	627.2
Proceeds from settlements of derivative instruments	15.4	—	—	—	15.4
Investment in and advances to an unconsolidated affiliate	—	(93.6)	(5.8)	—	(99.4)
Trade loan repayments from customers	—	14.2	—	—	14.2
Trade loans advanced to customers	—	(7.6)	—	—	(7.6)
Net intercompany investing activity	(0.9)	2,109.4	1,312.5	(3,421.0)	—
Net cash provided by (used in) investing activities	12.2	1,894.6	1,243.3	(3,421.0)	(270.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	8.5	—	—	—	8.5
Excess tax benefits from share-based compensation	1.1	—	—	—	1.1
Payments for purchase of treasury stock	(271.1)	—	—	—	(271.1)
Dividends paid	(150.5)	—	(148.1)	128.5	(170.1)
Dividends paid to noncontrolling interest holders	—	—	(2.3)	—	(2.3)
Debt issuance costs	(2.2)	—	—	—	(2.2)
Payments on long-term debt and capital lease obligations	—	(0.2)	—	—	(0.2)
Proceeds from short-term borrowings	—	—	6.8	—	6.8
Payments on short-term borrowings	—	—	(18.3)	—	(18.3)
Payments on settlement of derivative instruments	—	(99.2)	—	—	(99.2)
Net (payments) proceeds from revolving credit facilities	—	—	1.5	—	1.5
Change in overdraft balances and other	—	—	(10.8)	—	(10.8)
Net intercompany financing activity	—	(1,311.6)	(2,109.4)	3,421.0	—
Net cash provided by (used in) financing activities	(414.2)	(1,411.0)	(2,280.6)	3,549.5	(556.3)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(228.1)	(1.1)	5.4	—	(223.8)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(13.4)	6.8	—	(6.6)
Balance at beginning of year	832.0	349.5	36.1	—	1,217.6
Balance at end of period	$603.9	$335.0	$48.3	$—	$987.2

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
Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its subsidiaries. On June 15, 2012, we completed our acquisition (the "Acquisition") of StarBev Holdings S.à r.l. ("StarBev"), which we have renamed Molson Coors Central Europe ("MCCE"), operating in Central Europe (which includes Czech Republic, Serbia, Croatia, Romania, Bulgaria, Hungary, Montenegro, Bosnia-Herzegovina and Slovakia). Our other subsidiaries include: Molson Coors Canada ("MCC"), operating in Canada; MillerCoors LLC ("MillerCoors"), which is accounted for by us under the equity method of accounting, operating in the United States ("U.S."); Molson Coors Brewing Company (UK) Limited ("MCBC-UK"), operating in the United Kingdom ("U.K.") and the Republic of Ireland; Molson Coors International ("MCI"), operating in various other countries; and our other non-operating subsidiaries. We deconsolidated our joint venture in China, Molson Coors Si'hai ("MC Si'hai"), from our financial statements during the third quarter 2012, due to a loss in control, see Part I - Item 1. Financial Statements, Note 5, "Investments" of the unaudited condensed consolidated financial statements for further discussion.
Unless otherwise indicated, (a) all $ amounts are in U.S. Dollars ("USD"), (b) comparisons are to comparable prior periods, and (c) the third quarter of 2012 refers to the 13 weeks ended September 29, 2012, the third quarter of 2011 refers to the 13 weeks ended September 24, 2011, and (d) first three quarters of 2012 refers to the 39 weeks ended September 29, 2012, first three quarters of 2011 refers to the 39 weeks ended September 24, 2011.
MillerCoors and MCCE follow a monthly reporting calendar. The third quarter and first three quarters of 2012 and 2011 refer to the three and nine months ended September 30, 2012 and September 30, 2011, respectively, except for MCCE where the first three quarters of 2012 refer to the period from the Acquisition date of June 15, 2012 through September 30, 2012.
In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America ("U.S. GAAP"), we also present pretax and after-tax "underlying income", "underlying income per diluted share", "underlying effective tax rate", "underlying free cash flow" and "proportionate consolidation of 42% of MillerCoors results", which are non-GAAP measures and should be viewed as supplements to—not substitutes for—our results of operations presented under U.S. GAAP. Our management uses underlying income, underlying income per diluted share, underlying effective tax rate, underlying free cash flow and proportionate consolidation of 42% of MillerCoors results as measures of operating performance to assist in comparing performance from period to period on a consistent basis; as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; and in communications with the board of directors, stockholders, analysts and investors concerning our financial performance. We believe that underlying income, underlying income per diluted share, underlying tax rate and underlying free cash flow performance are used by and are useful to investors and other users of our financial statements in evaluating our operating performance because they provide an additional tool to evaluate our performance without regard to special and non-core items, such as acquisition-related costs, which can vary substantially from company to company depending upon accounting methods and book value of assets and capital structure. Additionally, the proportionate consolidation of 42% of MillerCoors results is used by management and we believe it is useful to investors as it provides a view of key metrics such as net sales, gross profit margin and operating margin as if our U.S. results were consolidated, rather than reported as equity income. We have provided reconciliations of all non-GAAP measures to their nearest U.S. GAAP measure.

Business Overview
Acquisition of StarBev
On June 15, 2012, we completed the Acquisition of StarBev from StarBev L.P. (the "Seller") for €2.7 billion (or $3.4 billion), including the assumption and payoff of existing StarBev indebtedness. Headquartered in Amsterdam and Prague, StarBev is one of the largest brewers in Central Europe. StarBev, which we renamed Molson Coors Central Europe ("MCCE"), operates nine breweries in Czech Republic, Serbia, Croatia, Romania, Bulgaria, Hungary and Montenegro and sold approximately 13.3 million hectoliters of beer in 2011, including sales in Bosnia-Herzegovina and Slovakia. In 2011, StarBev held a top-three market share position in each of its markets, and its brand portfolio includes local champions such as Staropramen, Borsodi, Kamenitza, Bergenbier, Ozujsko, Jelen, and Niksicko, and also brews and distributes other brands under license. Staropramen is distributed and sold in over 30 countries. The operating results of MCCE are reported in our new Central Europe operating segment and our MCI operating segment.
The Acquisition fits squarely into our strategy to increase our portfolio of premium brands and deepen our reach into growth markets around the world. We believe the Central European beer market is attractive, with strong historical trends and upside potential as the region returns to its pre-economic-crisis growth rates. We believe MCCE, as a market leader in the Central European region, will provide us with a platform for growth and an excellent foundation from which to extend our key brands. We believe that Staropramen, MCCE's international flagship brand, will also enhance our portfolio in some of our current and planned markets.
Third Quarter 2012 Financial Highlights:
Net income from continuing operations attributable to MCBC of $197.7 million, or $1.09 per diluted share, increased 1.5% from a year ago primarily driven by the addition of our Central Europe operations, along with positive performance in the U.S., partially offset by integration costs, unfavorable foreign currency movements, higher special charges and lower earnings in Canada and the U.K. Underlying after-tax income of $248.9 million, or $1.37 per diluted share, increased 17.2%, driven by including the results of our new Central Europe segment and positive performance in the U.S., partially offset by lower underlying earnings in Canada and the U.K. and unfavorable foreign currency movements. Our third quarter underlying income excludes some special and other non-core gains, losses and expenses that net to a $62.4 million pretax charge.
Regional highlights include:

•
In our Canada segment, income from continuing operations before income taxes decreased 9.3% to $147.0 million while underlying pretax income decreased 7.1% to $150.7 million, driven by lower volume, unfavorable foreign currency movements and a mix shift toward higher-cost brands and packages, partially offset by positive pricing and cost reductions.

•
In our U.S. segment, equity income in MillerCoors and underlying equity income in MillerCoors increased 32.8% to $132.0 million and 16.0% to $139.9 million, respectively, driven by positive pricing, favorable brand mix and continued strong cost management.

•
Our newly formed Central Europe segment reported income from continuing operations before income taxes of $75.2 million, and underlying pretax income of $79.8 million. On a pro forma basis, Central Europe income from continuing operations before income taxes for the third quarter of 2012 decreased 6.7% to $75.2 million and underlying pretax income for the third quarter of 2012 decreased 2.2% to $79.8 million due to significant unfavorable foreign currency movements, input cost inflation and lower volume, partially offset by positive pricing and lower marketing, general and administrative expenses. Pro forma amounts are used to give effect to the Acquisition as if it had occurred at the beginning of fiscal year 2011 and are discussed further in "Results of Operations."

•
In our U.K. segment, income from continuing operations before income taxes decreased $17.6 million to $7.7 million. Underlying pretax income of $10.1 million represents a decrease of $17.3 million, due to lower volume, higher input inflation and employee-related expense, partially offset by cost savings initiatives.

•
In our MCI segment, loss from continuing operations before income taxes increased $30.0 million to $37.4 million, due to the impairment loss recorded upon deconsolidation of our MC Si'hai joint venture and incremental brand investments in priority markets, partially offset by higher volumes. Underlying pretax loss increased by $0.5 million to $7.7 million, driven by incremental brand and infrastructure investments, partially offset by higher volumes and the addition of the Central Europe export and license business.

See "Results of Operations" below for further analysis of our reportable segment results.

The following table highlights summarized components of our condensed consolidated summary of operations for the 13 and 39 weeks ended September 29, 2012, and September 24, 2011, and provides a reconciliation of "underlying income" to its nearest U.S. GAAP measure.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 29, 2012	September 24, 2011	% change	September 29, 2012	September 24, 2011	% change
	(In millions, except percentages and per share data)
Volume in hectoliters	9.042	4.966	82.1%	18.446	13.608	35.6%
Net sales	$1,195.5	$954.4	25.3%	2,886.3	$2,578.4	11.9%
Net income attributable to MCBC from continuing operations	$197.7	$194.7	1.5%	$381.4	$501.6	(24.0)%
Adjustments:
Special items(1)	35.9	0.1	N/M	58.6	11.1	N/M
42% of MillerCoors specials, net of tax(2)	7.9	46.4	(83.0)%	6.9	47.4	(85.4)%
Acquisition and integration costs(3)	5.1	—	N/M	36.5	—	N/M
Acquisition financing-related costs(4)	—	—	N/M	62.9	—	N/M
Acquisition-related inventory step-up(5)	—	—	N/M	8.6	—	N/M
Euro currency purchase loss(6)	—	—	N/M	57.9	—	N/M
Unrealized loss on convertible note(7)	7.7	—	N/M	13.3	—	N/M
Unrealized foreign exchange loss on Acquisition financing instruments(8)	6.4	—	N/M	5.8	—	N/M
Unrealized (gain) loss on commodity swaps(9)	(0.7)	3.0	(123.3)%	(2.7)	3.0	N/M
MC Si'hai legal costs(10)	—	—	N/M	0.5	—	N/M
Employee related expense(11)	—	2.5	(100.0)%	(0.7)	2.5	(128.0)%
Foster's total return swap(12)	—	—	N/M	—	(0.8)	(100.0)%
Changes to environmental litigation provisions(13)	0.1	—	N/M	0.1	0.1	N/M
Basis amortization related to the Sparks brand impairment(14)	—	(25.2)	(100.0)%	—	(25.2)	(100.0)%
Noncontrolling interest effect on special items(15)	—	—	N/M	(5.1)	—	N/M
Tax effect on non-GAAP items(16)	(11.2)	(9.1)	23.1%	(39.6)	(14.1)	180.9%
Non-GAAP: Underlying income attributable to MCBC from continuing operations, net of tax	$248.9	$212.4	17.2%	$584.4	$525.6	11.2%
Income attributable to MCBC per diluted share from continuing operations	$1.09	$1.05	3.8%	$2.10	$2.67	(21.3)%
Non-GAAP: Underlying income attributable to MCBC per diluted share from continuing operations	$1.37	$1.14	20.2%	$3.22	$2.80	15.0%
N/M = Not meaningful

(1)	See Part I—Item 1. Financial Statements, Note 7 "Special Items" of the unaudited condensed consolidated financial statements for additional information.

(2)
See "Results of Operations", "United States Segment" under the sub-heading "Special Items" for additional information. The tax effect related to our share of MillerCoors special items was zero for the 13 and 39 weeks ended September 29, 2012, and $0.2 million for the 13 and 39 weeks ended September 24, 2011. The effect of taxes on the adjustments used to arrive at underlying income, a non-GAAP measure, is calculated based on the statutory tax rate applicable to the item being adjusted for the jurisdiction from which each adjustment arises.

(3)
In connection with the Acquisition, we recognized acquisition and integration charges, primarily consulting and legal fees. Related to these charges we recorded $4.2 million and $35.6 million as marketing, general and administrative expenses in the third quarter and first three quarters of 2012, respectively. Additionally, we recorded $0.9 million as interest expense in the third quarter of 2012.

(4)
Concurrent with the announcement of the Acquisition, we entered into a bridge loan agreement, which we terminated upon the closing of our issuance of the $1.9 billion senior notes. In connection with the issuance and subsequent termination of the bridge loan, we incurred debt fees of $13.0 million in the second quarter of 2012 recorded as other expense. Additionally, in advance of our issuance of the $1.9 billion senior notes, we systematically removed a portion of our interest rate market risk by entering into standard pre-issuance U.S. Treasury interest rate hedges ("Treasury Locks"). This resulted in an increase in the certainty of our yield to maturity when issuing the notes. In the second quarter of 2012, we recognized a cash loss of $39.2 million on settlement of the Treasury Locks recorded as interest expense. Finally, we recognized $10.7 million of interest expense in the second quarter of 2012 on our $1.9 billion senior notes prior to the closing of the Acquisition. See Part I—Item 1. Financial Statements, Note 8 "Other Income and Expense" and Note 13 "Debt" of the unaudited condensed consolidated financial statements for additional information.

(5)
As part of the allocation of the consideration transferred for the Acquisition, MCCE's inventory value was increased to fair value in accordance with U.S. GAAP in the second quarter of 2012. This resulted in a significant decline in MCCE's gross profit after the Acquisition date of June 15, 2012, as all of this inventory was subsequently sold by MCCE in the second quarter of 2012.

(6)
In connection with the Acquisition, we used the proceeds from our issuance of the $1.9 billion senior notes to purchase Euros. As a result of a negative foreign exchange movement between the Euro and USD prior to using these proceeds to fund the Acquisition, we realized a foreign exchange loss on our Euro cash holdings in the second quarter of 2012. See Part I—Item 1. Financial Statements, Note 8 "Other Income and Expense" of the unaudited condensed consolidated financial statements for additional information.

(7)
We issued a €500 million Zero Coupon Senior Unsecured Convertible Note ("Convertible Note") to the Seller in conjunction with the closing of the Acquisition. The Convertible Note's embedded conversion feature was determined to meet the definition of a derivative required to be bifurcated and separately accounted for at fair value with changes in fair value recorded in earnings. In the third quarter and first three quarters of 2012, we recognized an unrealized loss of $7.7 million and $13.3 million, respectively, recorded as interest expense related to changes in the fair value of the conversion feature. See Part I—Item 1. Financial Statements, Note 13 "Debt" and Note 14 "Derivative Instruments and Hedging Activities" of the unaudited condensed consolidated financial statements for additional information.

(8)
We recognized a foreign exchange loss related to financing instruments entered into in conjunction with the closing of the Acquisition in the first three quarters of 2012. This loss was recorded as other expense and consists of net unrealized losses related to foreign exchange movements on financing instruments entered into in conjunction with the closing of the Acquisition. See Part I—Item 1. Financial Statements, Note 13 "Debt" of the unaudited condensed consolidated financial statements for additional information.

(9)
The unrealized gain related to changes in fair value on aluminum and diesel swaps are recorded as cost of goods sold within our Corporate business activities. As the exposure we are managing is realized, we reclassify the gain or loss to the operating segment, allowing our operating segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. Unlike the majority of our derivative contracts, these swaps are not designated in a hedge accounting relationship.

(10)	In the second quarter of 2012, we recognized legal costs in connection with us entering into an agreement to acquire the MC Si'hai joint venture's 49% noncontrolling interest.

(11)
Under governmental pension arrangements in the U.K., we received tax rebates from 2003 to 2009. Following the identification that some of these rebates for which we previously recognized expense were not related to former employees, we recognized an adjustment. This has resulted in a benefit to employee related expenses of $0.3 million in cost of goods sold and $0.4 million in marketing, general and administrative expenses in the first quarter of 2012.

(12)	See Part I—Item 1. Financial Statements, Note 8 "Other Income and Expense" of the unaudited condensed consolidated financial statements for additional information.

(13)
See Part I—Item 1. Financial Statements, Note 16 "Commitments and Contingencies" of the unaudited condensed consolidated financial statements under the sub-heading "Environmental" for additional information.

(14)
The Sparks brand write-down is eliminated from our results via a $25.2 million equity adjustment, leaving MillerCoors net special charges of $21.2 million and $22.2 million reflected in our results for the third quarter and first three quarters of 2011, respectively. See Part I—Item 1. Financial Statements, Note 5 "Investments" of the unaudited condensed consolidated financial statements for additional information.

(15)
The effect of noncontrolling interest on the adjustments used to arrive at underlying income, a non-GAAP measure, is calculated based on our ownership percentage of our subsidiaries from which each adjustment arises. This adjustment relates primarily to the goodwill impairment charge in our MC Si'hai joint venture. See Part I—Item 1. Financial Statements, Note 12 "Goodwill and Intangible Assets" of the unaudited condensed consolidated financial statements for additional information.

(16)
The effect of taxes on the adjustments used to arrive at underlying income, a non-GAAP measure, is calculated based on applying the estimated underlying full-year effective tax rate to actual underlying earnings, excluding specials. The effect of taxes on specials is calculated based on the statutory tax rate applicable to the item being adjusted for the jurisdiction from which each adjustment arises.

The following tables reflect a non-GAAP view of summarized components of our condensed consolidated summary of operations for the 13 weeks ended September 29, 2012, and September 24, 2011, as if 42% of MillerCoors results were proportionately consolidated. This table does not eliminate the sales between MCBC and MillerCoors, which are discussed in Part I—Item 1. Financial Statements, Note 5 "Investments" of the unaudited condensed consolidated financial statements.

	Thirteen Weeks Ended September 29, 2012
	U.S. GAAP	% Change vs. prior year	% Change per hectoliter	% of Net sales	Non-GAAP 42% Share of MillerCoors	% Change vs. prior year	% of Net sales	Adjust-ments	Non-GAAP	% Change vs. prior year	% Change per hectoliter	% of Net sales
	(In millions, except percentages)
Volumes in hectoliters	9.042	82.1%			8.337	(1.5)%			17.379	29.4%
Net sales	$1,195.5	25.3%	(31.2)%		$837.3	1.5%			$2,032.8	14.2%	(11.8)%
Cost of goods sold	(687.0)	24.8%	(31.5)%		(504.5)	(1.0)%			(1,191.5)	12.4%	(13.2)%
Gross profit	508.5	25.9%	(30.8)%	42.5%	332.8	5.4%	39.7%		841.3	16.9%	(9.7)%	41.4%
Marketing, general and administrative expenses	(300.6)	21.1%			(194.5)	0.4%			(495.1)	12.0%
Specials	(35.9)				(7.9)				(43.8)
Equity income in MillerCoors	132.0	32.8%			—			(130.4)	1.6
Operating income	$304.0	19.2%		25.4%	$130.4	73.2%	15.6%	$(130.4)	$304.0	19.2%		15.0%
Pretax special items - net	35.9				—			—	35.9
42% of MillerCoors specials, net of tax	7.9				7.9			(7.9)	7.9
Acquisition and integration costs	4.2				—			—	4.2
Unrealized gain on commodity swaps	(0.7)				—			—	(0.7)
Underlying operating income	$351.3	24.7%		29.4%	$138.3	13.5%	16.5%	$(138.3)	$351.3	24.7%		17.3%

	Thirteen Weeks Ended September 24, 2011
	U.S. GAAP	% of Net sales	Non-GAAP 42% Share of MillerCoors	% of Net sales	Adjust-ments	Non-GAAP	% of Net sales
	(In millions, except percentages)
Volumes in hectoliters	4.966		8.460			13.426
Net sales	$954.4		$825.3			$1,779.7
Cost of goods sold	(550.5)		(509.6)			(1,060.1)
Gross profit	403.9	42.3%	315.7	38.3%		719.6	40.4%
Marketing, general and administrative expenses	(248.2)		(193.8)			(442.0)
Specials	(0.1)		(46.6)			(46.7)
Equity income in MillerCoors	99.4		—		(75.3)	24.1
Operating income	$255.0	26.7%	$75.3	9.1%	$(75.3)	$255.0	14.3%
Pretax special items - net	0.1		—		—	0.1
42% of MillerCoors specials, net of tax	46.4		46.6		(46.6)	46.4
Unrealized gain on commodity swaps	3.0		—		—	3.0
Employee related expenses	2.5		—		—	2.5
Basis amortization related to the Sparks brand impairment	(25.2)		—		—	(25.2)
Underlying operating income	$281.8	29.5%	$121.9	14.8%	$(121.9)	$281.8	15.8%

Third Quarter 2012 U.S. GAAP Financial Summary
Total company net sales increased 25.3% in the third quarter of 2012, driven by including the results of our new Central Europe segment. Net sales per hectoliter decreased 31.2% in the third quarter of 2012, driven by the addition of our new Central Europe segment at a lower net sales per hectoliter and unfavorable foreign currency movements, partially offset by positive pricing in Canada and Central Europe. Cost of goods sold per hectoliter decreased 31.5% in the third quarter of 2012, due to the addition of our new Central Europe segment, which has a lower cost structure than our other segments, and foreign currency movements, partially offset by input cost inflation and higher pension expense. Total company gross profit margin was 42.5%, 0.2 percentage points higher, primarily due to the addition of our new Central Europe segment, which delivered a higher gross profit margin than most of our other segments. Marketing, general and administrative expense increased 21.1% due to including the results of our new Central Europe segment, acquisition and integration costs, increased marketing investments in MCI and higher employee-related expense in the U.K. Consolidated operating margin decreased 1.3 percentage points to 25.4%, driven by the marketing, general and administrative factors and higher special charges, partially offset by the gross profit margin factors and higher equity income in MillerCoors.
Third Quarter 2012 Non-GAAP Financial Summary
Including 42% of MillerCoors, on a proportionately consolidated basis, total company net sales increased 14.2% in the third quarter of 2012, driven by the addition of our new Central Europe segment, along with growth in the U.S. and MCI. Net sales per hectoliter decreased 11.8% in the third quarter of 2012, due to the addition of Central Europe net sales at a lower net sales per hectoliter, which more than offset solid pricing in the U.S., Central Europe and Canada. Cost of goods sold per hectoliter decreased 13.2%, due to the addition of Central Europe, which has a lower cost structure than our other segments. Total company gross margin was 41.4%, or 1.0 percentage point higher, primarily due to the margin structure in Central Europe, along with U.S. margin expansion of 140 basis points. Marketing, general and administrative expense increased 12.0%, due to the addition of our new Central Europe segment. Operating margin was 17.3%, up 1.5 percentage points, driven by the addition of Central Europe operating income this year and margin growth in the U.S.
Worldwide beer volume
Worldwide beer volume is composed of our financial volume, royalty volume and proportionate share of equity investment sales-to-retail. Financial volume represents owned beer brands sold to unrelated external customers within our geographical markets net of returns and allowances. Royalty beer volume consists of our brands produced and sold by third parties under various license and contract-brewing agreements. Equity investment sales-to-retail brand volume represents our ownership percentage share of volume in our subsidiaries accounted for under the equity method, including MillerCoors and Modelo Molson Imports, L.P. ("MMI"), our joint venture in Canada with Grupo Modelo S.A.B. de C.V. ("Modelo").

The following table highlights summarized components of our sales volume for the 13 and 39 weeks ended September 29, 2012, and September 24, 2011.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 29, 2012	September 24, 2011	% change	September 29, 2012	September 24, 2011	% change
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	9.042	4.966	82.1%	18.446	13.608	35.6%
Royalty volume(1)	0.417	0.133	213.5%	0.720	0.300	140.0%
Owned volume	9.459	5.099	85.5%	19.166	13.908	37.8%
Proportionate share of equity investment sales-to-retail(2)	7.710	8.031	(4.0)%	21.830	22.248	(1.9)%
Total worldwide beer volume	17.169	13.130	30.8%	40.996	36.156	13.4%

(1)	Includes our MCI segment volume in Russia, Ukraine, Mexico, Spain, Vietnam and Philippines and a portion of our U.K. segment volume in Ireland.

(2)	Reflects the addition of our proportionate share of equity method investments sales-to-retail for the periods presented.
Our worldwide beer volume increased 30.8% and 13.4% in the third quarter and first three quarters of 2012, respectively, primarily due to including the results of our Acquisition. Excluding the volume results from our Acquisition, our worldwide beer volume declined 3.8% and 1.8% in the third quarter and first three quarters of 2012, respectively, driven by lower volumes in the U.K., U.S. and Canada, partially offset by higher volumes in MCI.
Synergies and other cost savings initiatives
We achieved approximately $22 million, $46 million and $172 million of cost savings through our second Resources for Growth ("RFG2") program in the third quarter of 2012, the first three quarters of 2012, and program to date, respectively. During the second quarter of 2012, we met our RFG2 program's three-year goal of $150 million of annualized cost reductions six months earlier than expected, and during the third quarter of 2012 we surpassed this goal.
In addition to our RFG2 savings, MillerCoors delivered incremental cost savings of $29 million and $86 million in the third quarter of 2012 and first three quarters of 2012, respectively. We benefit from 42% of the MillerCoors cost savings.
Income taxes
Our effective tax rate and underlying effective tax rate for the third quarter of 2012 were approximately 17% and 18%, respectively, compared to approximately 14% and 16%, respectively, for the third quarter of 2011. Our effective tax rate and underlying effective tax rate for the first three quarters of 2012 were both approximately 18% compared to approximately 15% and 17%, respectively, for the first three quarters of 2011.

	For the Thirteen Weeks Ended
	September 29, 2012	September 24, 2011
Effective tax rate	17%	14%
Adjustments:
China impairments	(2)%	—
Non-core items	2%	—
MillerCoors special items	1%	2%
Non-GAAP: Underlying effective tax rate	18%	16%
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
We recognized gains of $1.2 million and $3.2 million in the third quarters of 2012 and 2011, respectively, and gains of $3.6 million and $2.0 million in the first three quarters of 2012 and 2011, respectively, associated with adjustments to the indemnity liabilities due to foreign exchange gains and losses.
Additionally, during the third quarter of 2012, we finalized the settlement related to a distributorship litigation for $6.8 million, which included the $6.3 million accrued at the end of the second quarter as well as an additional loss of $0.5 million related to fees incurred on the settlement. We recognized losses on settlement of the litigation of $0.5 million and $2.0 million during the third quarter and first three quarters of 2012, respectively. During the third quarter and first three quarters of 2011, we recognized a loss of $0.5 million related to an adjustment in the legal reserve. See Part I—Item 1. Financial Statements, Note 16 "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for further discussion.
Results of Operations
Canada Segment
Our Canada segment consists primarily of our beer business in Canada, including the production and sale of the Molson brands, Coors Light, and other licensed brands in Canada. The Canada segment also includes MMI, established to import, distribute, and market the Modelo beer brand portfolio across all Canadian provinces and territories. MMI is accounted for under the equity method. In addition, the Canada segment includes our arrangements related to the distribution of beer in Ontario, Brewers' Retail Inc. ("BRI") and in Western Canada, Brewers' Distributor Ltd. ("BDL"). Both BRI and BDL are accounted for under the equity method.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 29, 2012	September 24, 2011	% change	September 29, 2012	September 24, 2011	% change
	(In millions, except percentages)
Volume in hectoliters	2.440	2.543	(4.1)%	6.537	6.624	(1.3)%
Net sales	$580.1	$598.9	(3.1)%	$1,565.3	$1,557.4	0.5%
Cost of goods sold	(305.5)	(307.4)	(0.6)%	(849.8)	(823.6)	3.2%
Gross profit	274.6	291.5	(5.8)%	715.5	733.8	(2.5)%
Marketing, general and administrative expenses	(123.0)	(127.1)	(3.2)%	(377.4)	(370.4)	1.9%
Special items, net	(3.7)	(0.3)	N/M	(4.9)	(10.6)	(53.8)%
Operating income (loss)	147.9	164.1	(9.9)%	333.2	352.8	(5.6)%
Other income (expense), net	(0.9)	(2.1)	(57.1)%	(2.4)	(6.8)	(64.7)%
Income (loss) from continuing operations before income taxes	$147.0	$162.0	(9.3)%	$330.8	$346.0	(4.4)%
Adjusting items:
Special items	3.7	0.3	N/M	4.9	10.6	(53.8)%
Non-GAAP: Underlying pretax income (loss)	$150.7	$162.3	(7.1)%	$335.7	$356.6	(5.9)%
N/M = Not meaningful
Foreign currency impact on results
During the third quarter of 2012, the Canadian Dollar ("CAD") depreciated 2.3% versus the USD on an average basis, resulting in an approximate $5 million negative impact to USD income from continuing operations before income taxes and USD underlying pretax income. The CAD depreciated 3.1% versus the USD on an average basis in the first three quarters of 2012, resulting in an approximate $13 million negative impact to USD income from continuing operations before income taxes and USD underlying pretax income.
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
Volume and net sales
Our third quarter of 2012 Canada sales-to-retail ("STRs") decreased 5.1%, due partially to the year-over-year change in the timing of the Canada Day holiday within our fiscal calendar and overall industry weakness. Canada STRs decreased 1.5% in the first three quarters of 2012. Our market share declined approximately one share point in the third quarter and first three quarters of 2012. The Canadian beer industry volume decreased approximately 3% in the third quarter of 2012 and increased approximately 1% in the first three quarters of 2012.
Our Canada sales volume was 2.440 million hectoliters in the third quarter of 2012, down 4.1%, driven by the decrease in STRs. During the first three quarters of 2012, Canada sales volume was 6.537 million hectoliters, down 1.3%, due to the decrease in STRs.
Net sales per hectoliter increased 3.3% and 4.7% in local currency in the third quarter and first three quarters of 2012, respectively, driven by continued positive pricing, favorable mix, and for the first three quarters of 2012, the absence of the North American Breweries ("NAB") contract volume in the first half of 2011.
Cost of goods sold
Cost of goods sold per hectoliter increased 5.9% and 7.4% in local currency in the third quarter and first three quarters of 2012, respectively, driven by higher pension expense, input inflation and a mix shift toward higher-cost brands and packages, partially offset by cost reductions. The first three quarters of 2012 were also impacted by the absence of the contract brewing sales to NAB in the first half of 2011.
Marketing, general and administrative expenses
Marketing, general & administrative expense in the third quarter of 2012 decreased 0.8% in local currency, driven by general and administrative savings initiatives partially offset by higher marketing and sales investments. Marketing, general & administrative expense in the first three quarters of 2012 increased 4.8% in local currency, driven by higher marketing and sales investments and cycling lower employee incentive costs in 2011.
Special items, net
During the third quarter and first three quarters of 2012, we recognized restructuring charges of $2.5 million and $4.1 million, respectively. Also, during the third quarter and first three quarters of 2012, we recognized special termination charges of $0.3 million and $2.2 million, respectively, as eligible employees elected to take early retirement. Additionally, during the third quarter of 2012, we incurred expenses of $0.9 million related to flood damages in our Toronto offices. During the second quarter of 2012, we recognized a $2.3 million benefit related to the receipt of insurance proceeds in excess of expenses incurred related to flood damages in our Toronto offices. During the second quarter of 2011, we recognized a $7.6 million loss related to the correction of an immaterial error to adjust fixed assets resulting from the performance of a fixed asset count. Also, we recognized a $2.0 million gain in the second quarter of 2011 resulting from a reduction of our guarantee of BRI's debt obligations. Additionally, we recognized special termination charges of $0.7 million and $4.7 million, respectively, during the third quarter and first three quarters of 2011. Finally, we recognized restructuring charges of $0.6 million in the first three quarters of 2011 and recognized a $0.4 million and $0.3 million benefit related to flood damages in our Toronto offices in the third quarter of 2011 and first three quarters of 2011, respectively. See Part I—Item 1. Financial Statements, Note 7 "Special Items" to the unaudited condensed consolidated financial statements for further discussion.
Other income (expense), net
Other expense decreased $1.2 million and $4.4 million in the third quarter and first three quarters of 2012, respectively, due to foreign currency movements.

United States Segment
The results and financial position of our U.S. segment operations are fully composed of our interest in MillerCoors and are being accounted for and reported by us under the equity method of accounting. See Part I—Item 1. Financial Statements, Note 5 "Investments" to the unaudited condensed consolidated financial statements for additional information.
The results of operations for MillerCoors for the three and nine months ended September 30, 2012, and September 30, 2011, are as follows:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2012	September 30, 2011	% change	September 30, 2012	September 30, 2011	% change
	(In millions, except percentages)
Volumes in hectoliters	19.847	20.145	(1.5)%	58.903	59.050	(0.2)%
Sales	$2,306.8	$2,285.2	0.9%	$6,908.6	$6,733.6	2.6%
Excise taxes	(313.3)	(320.3)	(2.2)%	(931.3)	(937.3)	(0.6)%
Net sales	1,993.5	1,964.9	1.5%	5,977.3	5,796.3	3.1%
Cost of goods sold	(1,201.1)	(1,213.3)	(1.0)%	(3,582.9)	(3,545.1)	1.1%
Gross profit	792.4	751.6	5.4%	2,394.4	2,251.2	6.4%
Marketing, general and administrative expenses	(463.2)	(461.5)	0.4%	(1,344.1)	(1,313.5)	2.3%
Special items, net	(18.7)	(110.9)	(83.1)%	(16.4)	(113.4)	(85.5)%
Operating income	310.5	179.2	73.3%	1,033.9	824.3	25.4%
Other income (expense), net	1.1	2.4	(54.2)%	3.5	0.5	N/M
Income from continuing operations before income taxes and noncontrolling interests	311.6	181.6	71.6%	1,037.4	824.8	25.8%
Income tax expense	(1.3)	(1.6)	(18.8)%	(3.8)	(6.0)	(36.7)%
Income from continuing operations	310.3	180.0	72.4%	1,033.6	818.8	26.2%
Less: Net income attributable to noncontrolling interests	(3.4)	(3.6)	(5.6)%	(13.1)	(9.0)	45.6%
Net income attributable to MillerCoors	$306.9	$176.4	74.0%	$1,020.5	$809.8	26.0%
Adjusting items:
Special items, net	18.7	110.9	(83.1)%	16.4	113.4	(85.5)%
Tax effect on special items, net	—	(0.4)	(100.0)%	—	(0.4)	(100.0)%
Non-GAAP: Underlying net income attributable to MillerCoors	$325.6	$286.9	13.5%	$1,036.9	$922.8	12.4%
N/M = Not meaningful

The following represents MCBC's proportional share of MillerCoors net income reported under the equity method:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 29, 2012	September 24, 2011	% change	September 29, 2012	September 24, 2011	% change
	(In millions, except percentages)
Net income attributable to MillerCoors	$306.9	$176.4	74.0%	$1,020.5	$809.8	26.0%
MCBC economic interest	42%	42%		42%	42%
MCBC proportionate share of MillerCoors net income	128.9	74.1	74.0%	428.6	340.1	26.0%
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(1)	1.2	27.7	(95.7)%	3.1	32.6	(90.5)%
Share-based compensation adjustment(1)	1.9	(2.4)	(179.2)%	4.8	(0.3)	N/M
Equity income in MillerCoors	$132.0	$99.4	32.8%	$436.5	$372.4	17.2%
Adjusting items:
MCBC proportionate share of MillerCoors special items	7.9	46.6	(83.0)%	6.9	47.6	(85.5)%
Basis amortization related to Sparks brand impairment(1)	—	(25.2)	(100.0)%	—	(25.2)	(100.0)%
Tax effect on special items	—	(0.2)	(100.0)%	—	(0.2)	(100.0)%
Non-GAAP: Underlying net income attributable to MillerCoors	$139.9	$120.6	16.0%	$443.4	$394.6	12.4%

(1)	See Part I—Item 1. Financial Statements, Note 5 "Investments" to the unaudited condensed consolidated financial statements for a detailed discussion of these equity method adjustments.
Volume and net sales
Adjusted for trading days, MillerCoors domestic STRs for the third quarter and first three quarters of 2012 declined 2.4% and 1.9%, respectively. Unadjusted STRs for the third quarter and first three quarters of 2012 declined 3.9% and 1.9%, respectively. Domestic sales-to-wholesalers ("STWs") for the third quarter and first three quarters of 2012 decreased 2.6% and 1.0%, respectively. Total sales volume decreased 1.5% and 0.2% in the third quarter and first three quarters of 2012, respectively, due to the domestic STWs performance, partially offset by increased contract brewing volume.
Domestic net sales per hectoliter increased 3.6% and 3.7% for the third quarter and first three quarters of 2012, respectively, driven by strong net pricing and brand mix. Total net sales per hectoliter, including contract brewing and company-owned distributor sales, increased 3.0% and 3.4% for the third quarter and first three quarters of 2012, respectively.
Cost of goods sold
Cost of goods sold per hectoliter increased 0.5% and 1.3% in the third quarter and first three quarters of 2012, respectively, driven by packaging innovation and commodity inflation, partially offset by cost savings initiatives.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 0.4% and 2.3% in the third quarter and first three quarters of 2012, respectively, due to increased marketing investments and increased spending behind new products and packaging innovations, partially offset by lower information systems costs.
Special items, net
During the third quarter of 2012, MillerCoors recognized an asset abandonment charge of $18.7 million related to the write-off of the Home Draft packaging line. During the second quarter of 2012, MillerCoors recognized a pension curtailment gain of $2.3 million. During the third quarter and first three quarters of 2011, MillerCoors incurred special charges of $110.9 million and $113.4 million, respectively, primarily due to a $60.0 million write-down of the value of the Sparks brand and a

$50.9 million charge resulting from the planned assumption of the Milwaukee Brewery Worker's Pension Plan, an under-funded multi-employer pension plan.
Central Europe Segment
As a result of the Acquisition, our Central Europe segment produces and sells our brands principally in the Czech Republic, Serbia, Croatia, Romania, Bulgaria, Hungary and Montenegro and also sells our brands in Bosnia-Herzegovina and Slovakia.
Actual Results
The following represents our results of operations for Central Europe for the third quarter and first three quarters ended September 29, 2012, and September 24, 2011.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 29, 2012	September 24, 2011	% change	September 29, 2012(1)	September 24, 2011	% change
	(In millions, except percentages)
Volume in hectoliters	4.177	—	N/M	5.088	—	N/M
Net sales	$264.2	$—	N/M	$321.5	$—	N/M
Cost of goods sold	(139.6)	—	N/M	(176.6)	—	N/M
Gross profit	124.6	—	N/M	144.9	—	N/M
Marketing, general and administrative expenses	(45.1)	—	N/M	(57.4)	—	N/M
Special items, net	(0.1)	—	N/M	(0.1)	—	N/M
Operating income (loss)	79.4	—	N/M	87.4	—	N/M
Other income (expense), net	(4.2)	—	N/M	0.2	—	N/M
Income (loss) from continuing operations before income taxes	$75.2	$—	N/M	$87.6	$—	N/M
Adjusting items:
Special items	0.1	—	N/M	0.1	—	N/M
Acquisition-related inventory step-up	—	—	N/M	8.6	—	N/M
Acquisition and integration costs	0.7	—	N/M	$3.2		N/M
Unrealized foreign exchange gain on Acquisition financing instruments	3.8	—	N/M	—		N/M
Non-GAAP: Underlying pretax income (loss)	$79.8	$—	N/M	$99.5	$—	N/M
N/M = Not meaningful

(1)
Represents Central Europe results from the Acquisition date of June 15, 2012 through September 29, 2012. As discussed below, the results related to the Central Europe export business have been moved to our MCI segment effective July 1, 2012. The impact of our Central Europe export and license business for the period from Acquisition through the end of the second quarter 2012 was immaterial and therefore, previously reported segment results have not been recast. However, this change is reflected in the following pro forma results.

Pro Forma Results
The following represents our pro forma results of operations for Central Europe for the third quarter and first three quarters ended September 29, 2012 and September 24, 2011, to give effect to the Acquisition as if it had occurred at the beginning of fiscal year 2011.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended(1)
	Actual	Pro Forma		Pro Forma
	September 29, 2012	September 24, 2011(2)	% change	September 29, 2012(2)	September 24, 2011(2)	% change
	(In millions, except percentages)
Volume in hectoliters	4.177	4.239	(1.5)%	10.391	10.342	0.5%
Net sales(3)	$264.2	$307.7	(14.1)%	$649.2	$739.9	(12.3)%
Cost of goods sold(4)	(139.6)	(159.9)	(12.7)%	(373.2)	(399.7)	(6.6)%
Gross profit	124.6	147.8	(15.7)%	276.0	340.2	(18.9)%
Marketing, general and administrative expenses(5)	(45.1)	(63.5)	(29.0)%	(165.4)	(183.6)	(9.9)%
Special items, net	(0.1)	(1.0)	(90.0)%	(0.1)	(2.5)	(96.0)%
Operating income (loss)	79.4	83.3	(4.7)%	110.5	154.1	(28.3)%
Other income (expense), net	(4.2)	(2.7)	55.6%	(4.2)	(1.8)	133.3%
Income (loss) from continuing operations before income taxes	$75.2	$80.6	(6.7)%	$106.3	$152.3	(30.2)%
Adjusting items:
Special items	0.1	1.0	(90.0)%	0.1	2.5	(96.0)%
Acquisition and integration costs	0.7	—	N/M	0.7	—	N/M
Unrealized foreign exchange loss on Acquisition financing instruments	3.8	—	N/M	3.8	—	N/M
Non-GAAP: Underlying pretax income (loss)	$79.8	$81.6	(2.2)%	$110.9	$154.8	(28.4)%

(1)
Effective July 1, 2012, management decided to move the Central Europe export and license business acquired as part of the Acquisition, which includes licensing arrangements in Russia and Ukraine and export of Central European brands, to our MCI segment. This reporting change resulted, on a pro forma basis, in moving net sales and income from continuing operations of $1.4 million and $0.7 million, respectively, that were earned from the Acquisition date of June 15, 2012 through June 30, 2012 that were previously reported in our Central Europe segment.

(2)
Pro forma amounts include the results of operations for StarBev from January 1, 2012 to June 14, 2012, and for the third quarter and first three quarters ended September 24, 2011. These amounts also include pro forma adjustments as if StarBev had been acquired on December 26, 2010, the first day of our 2011 fiscal year, including the effects of acquisition accounting as described below and eliminating non-recurring costs and expenses directly related to the transaction, but do not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what the results would have been had we operated the businesses since December 26, 2010, nor are they indicative of the results that may be obtained in the future. Financial information for StarBev is from unaudited interim financial information in Euros derived from StarBev's underlying books and records maintained in accordance with International Financial Reporting Standards ("IFRS") and translated to USD using quarterly average exchange rates during each period indicated. Based on our review of StarBev's historical financial statements and understanding of the differences between U.S. GAAP and IFRS, we are not aware of any further adjustments that we would need to make to StarBev's historical financial statements except as noted below. Additionally, the following pro forma adjustments were translated from Euros to USD using our historic exchange rates. See further detail in our Form 8-K/A filed with the Securities and Exchange Commission on August 8, 2012.

(3)
StarBev's historical net sales were reduced by $25.4 million, $18.3 million and $48.0 million for the pre-Acquisition periods of January 1, 2012 to June 14, 2012, the third quarter ended September 24, 2011, and the first three quarters ended September 24, 2011, respectively, to reflect reclassifications relating primarily to the treatment of payments made to customers. Specifically, in accordance with U.S. GAAP, these customer payments are considered a reduction of net sales and therefore have been reclassified from marketing, general and administrative expenses. These amounts include $6.3 million, $3.7 million and $11.8 million for the pre-Acquisition periods of January 1, 2012 to June 14, 2012, the third quarter ended September 24, 2011, and the first three quarters ended September 24, 2011, respectively, that StarBev classified as amortization associated with intangible assets related to customer supply rights.

(4)
To align StarBev to U.S. GAAP and to our accounting policies, StarBev's historical cost of goods sold were increased by $37.6 million, $29.6 million and $75.4 million for the pre-Acquisition periods of January 1, 2012 to June 14, 2012, the third quarter ended September 24, 2011, and the first three quarters ended September 24, 2011, respectively, to reflect U.S. GAAP reclassifications from the financial statements of StarBev to align their presentation with ours. This adjustment primarily relates to the reclassification of $39.0 million, $29.9 million and $75.9 million for the pre-Acquisition periods of January 1, 2012 to June 14, 2012, the third quarter ended September 24, 2011, and the first three quarters ended September 24, 2011, respectively, of distribution and logistics costs from marketing, general and administrative expenses to cost of goods sold. Additionally, there were $2.1 million, $0.4 million and $1.7 million for the pre-Acquisition periods of January 1, 2012 to June 14, 2012, the third quarter ended September 24, 2011, and the first three quarters ended September 24, 2011, respectively, of production equipment-related gains that were reclassified from marketing, general and administrative expenses to cost of goods sold.

We also made pro forma adjustments to increase cost of goods sold by $4.0 million, $1.9 million and $5.7 million for the pre-Acquisition periods of January 1, 2012 to June 14, 2012, the third quarter ended September 24, 2011 and the first three quarters ended September 24, 2011, respectively, resulting from the purchase price allocation for the Acquisition primarily driven by the amortization of the fair value of a favorable malting agreement within other intangibles offset in part by adjustments to decrease depreciation as a result of changes in the fair value of Properties. Additionally, $8.6 million of charges related to the non-recurring fair value adjustment to acquisition date inventory that are reflected in the historical post-acquisition MCBC results were added back for the thirty-nine weeks ended June 30, 2012 as they are non-recurring and directly related to the Acquisition.

(5)
To align StarBev to U.S. GAAP and to our accounting policies, StarBev's marketing, general and administrative expenses were reduced by $64.6 million, $47.7 million and $125.1 million for the pre-Acquisition periods of January 1, 2012 to June 14, 2012, the third quarter ended September 24, 2011, and the first three quarters ended September 24, 2011, respectively, to reflect reclassifications from the financial statements of StarBev to align presentation with ours. Along with the reclassifications discussed in notes (3) and (4) above, $2.3 million, negative $0.1 million and $2.9 million for the pre-Acquisition periods of January 1, 2012 to June 14, 2012, the third quarter ended September 24, 2011, and the first three quarters ended September 24, 2011, respectively, were added to marketing, general and administrative expenses to align recognition of various other immaterial items.

We also made pro forma adjustments to reduce depreciation and amortization expense of $2.2 million, $0.1 million and $0.4 million for the pre-Acquisition periods of January 1, 2012 to June 14, 2012, the third quarter ended September 24, 2011, and the first three quarters ended September 24, 2011, respectively, to reflect the purchase price adjustments related to the valuations of Properties and Other intangibles. Additionally, for the first three quarters ended September 29, 2012, $2.5 million in acquisition-related costs that are reflected in the historical post-acquisition MCBC results were removed from marketing, general and administrative expenses, as they are non-recurring and directly related to the Acquisition.
In order to provide meaningful trend analysis, the discussion below is based on pro forma results as there were no actual prior year results related to our Central Europe segment.
Foreign currency impact on results
On a pro forma basis, during the third quarter of 2012, the local currencies in the countries in which our Central Europe segment operates depreciated versus the USD on an average basis, resulting in an approximate $15 million negative impact to USD income from continuing operations before income taxes and USD underlying pretax income. The local currencies in the countries in which our Central Europe segment operates depreciated versus the USD on an average basis in the first three quarters of 2012, resulting in an approximate $23 million and $24 million negative impact to USD income from continuing operations before income taxes and USD underlying pretax income, respectively, on a pro forma basis.
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

Volume and net sales
On a pro forma basis, Central Europe sales volume decreased 1.5% in the third quarter of 2012, due to a decrease in consumer demand, particularly in September. The business maintained strong market share in the region during the quarter. For the first three quarters of 2012, Central Europe sales volume increased 0.5% on a pro forma basis, driven by growth in the Czech Republic and Bulgaria, partially offset by decreases in Serbia, Croatia and Romania.
Pro forma net sales per hectoliter increased 4.1% and 2.1% in local currency for the third quarter and first three quarters of 2012, respectively, due to positive net pricing.
Cost of goods sold
On a pro forma basis, cost of goods sold per hectoliter increased 5.6% and 7.7% in local currency in the third quarter and first three quarters of 2012, respectively, primarily driven by package mix changes and input inflation, specifically packaging materials, utilities and fuel.
Marketing, general and administrative expenses
Pro forma marketing, general and administrative expenses decreased approximately 16% in local currency in the third quarter of 2012, due to lower overhead and marketing costs. Pro forma marketing, general and administrative expenses increased approximately 4% in local currency in the first three quarters of 2012, driven by increased marketing investment to support product innovation, specifically in the first half of 2012, and higher employee costs.
Special items, net
During the third quarter of 2011, we recognized special charges of $1.0 million, on a pro forma basis, related to special termination benefits. During the first three quarters of 2011, we recognized special charges of $2.5 million, on a pro forma basis, primarily due to a litigation provision.
Other income (expense), net
On a pro forma basis, other expense increased $1.5 million and $2.4 million in the third quarter and first three quarters of 2012, respectively, due to foreign currency movements.

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

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 29, 2012	September 24, 2011	% change	September 29, 2012	September 24, 2011	% change
	(In millions, except percentages)
Volume in hectoliters(1)	2.148	2.219	(3.2)%	6.107	6.361	(4.0)%
Net sales(1)	$313.5	$327.2	(4.2)%	$903.1	$943.6	(4.3)%
Cost of goods sold	(222.1)	(224.0)	(0.8)%	(624.0)	(627.5)	(0.6)%
Gross profit	91.4	103.2	(11.4)%	279.1	316.1	(11.7)%
Marketing, general and administrative expenses	(82.3)	(80.1)	2.7%	(244.3)	(255.7)	(4.5)%
Special items, net	(2.4)	0.4	N/M	(12.4)	0.2	N/M
Operating income (loss)	6.7	23.5	(71.5)%	22.4	60.6	(63.0)%
Interest income(2)	1.4	1.8	(22.2)%	4.3	4.7	(8.5)%
Other income (expense), net	(0.4)	—	N/M	(1.4)	(0.9)	55.6%
Income (loss) from continuing operations before income taxes	$7.7	$25.3	(69.6)%	$25.3	$64.4	(60.7)%
Adjusting items:
Special items	2.4	(0.4)	N/M	12.4	(0.2)	N/M
Employee related expense	—	2.5	(100.0)%	(0.7)	2.5	(128.0)%
Non-GAAP: Underlying pretax income (loss)	$10.1	$27.4	(63.1)%	$37.0	$66.7	(44.5)%
N/M = Not meaningful

(1)
Reflects gross segment sales and for the third quarter of 2012 includes intercompany sales to MCI of 0.087 million hectoliters and $5.5 million of net sales. The third quarter of 2011 includes intercompany sales to MCI of 0.050 million hectoliters and $3.2 million of net sales. The first three quarters of 2012 includes intercompany sales to MCI of 0.198 million hectoliters and $12.7 million of net sales. The first three quarters of 2011 includes intercompany sales to MCI of 0.070 million hectoliters and $4.5 million of net sales. The offset is included within MCI cost of goods sold. These amounts are eliminated in the consolidated totals.

(2)	Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by note receivable balances outstanding from period-to-period.
Foreign currency impact on results
During the third quarter of 2012, the British Pound ("GBP") depreciated 1.9% versus the USD on an average basis, resulting in an insignificant negative impact to USD income from continuing operations before income taxes and USD underlying pretax income. The GBP depreciated 2.4% versus the USD on an average basis in the first three quarters of 2012, resulting in an approximate $1 million and $2 million negative impact to USD income from continuing operations before income taxes and USD underlying pretax income, respectively.
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

Volume and net sales
Our U.K. STRs decreased 4.8% in the third quarter of 2012, due to a weak U.K. market impacted by economic conditions. Our U.K. STRs decreased 5.7% in the first three quarters of 2012, which includes the adverse impact of the timing of the 53rd week in 2011 and customer buy-in ahead of our January 2012 price increase, in addition to the weak economy.
In the third quarter of 2012, net sales per hectoliter increased 1.0% in local currency. Owned brand net sales per hectoliter were in line with 2011 as a result of higher on-premise channel pricing and favorable mix, offset by lower pricing in the off-premise channel. Net sales per hectoliter increased 2.1% in local currency in the first three quarters of 2012, due to an increase in own brand net sales per hectoliter consistent with the competitive market dynamics in the third quarter of 2012, and an increase in contract production sales.
Cost of goods sold
Cost of goods sold per hectoliter increased 4.6% in local currency in the third quarter of 2012, driven by input inflation, higher pension expense, cycling a reduction in employee incentive compensation in 2011 and fixed cost de-leverage from lower volumes, partially offset by cost savings initiatives. In the first three quarters of 2012, cost of goods sold per hectoliter increased 6.0%, due to input inflation, higher pension expense, and fixed cost de-leverage from lower volume.
Marketing, general and administrative expenses
Marketing, general and administrative expense increased 4.9% in local currency in the third quarter of 2012, due to cycling a reduction in employee compensation in 2011, partially offset by cost savings. Marketing, general and administrative expense decreased 2.3% in local currency in the first three quarters of 2012, respectively, driven by cost reduction initiatives, partially offset by higher marketing investments and pension expense.
Special items, net
During the first three quarters of 2012 and 2011, we recognized a gain of $3.5 million and $2.5 million, respectively, related to a release of a portion of a non-income-related tax reserve recorded as a special item in 2009. Additionally during the third quarter and first three quarters of 2012, we recognized employee termination costs of $2.4 million and $8.7 million, respectively, relating to company-wide efforts to increase efficiency in operations. Also, during the second quarter of 2012, we recognized an asset abandonment charge of $7.2 million related to the discontinuation of primary packaging. We determined that the Home Draft package was not meeting expectations driven by a lack of demand in the U.K. market and as a result, we recognized a loss related to the write-off of the Home Draft packaging line, tooling equipment and packaging materials inventory. During the first half of 2011, we recognized employee termination costs related to supply chain restructuring activity and company-wide efforts to increase efficiency in certain operations, finance, information technology and human resource activities of $2.7 million. During the third quarter of 2011, a benefit of $0.5 million was realized from an adjustment to a supply chain restructuring accrual. See Part I—Item 1. Financial Statements, Note 7 "Special Items" to the unaudited condensed consolidated financial statements for further discussion.
Other income (expense), net
During the third quarter and first three quarters of 2012, we recognized other expense of $0.4 million and $1.4 million, respectively, due primarily to foreign currency movements and leasehold costs. During the first three quarters of 2011, we recognized other expense of $0.9 million, driven primarily by foreign currency movements and leasehold costs.

Molson Coors International Segment
Our MCI segment is focused on growing our business and brand portfolios in key emerging markets outside of the U.S., U.K., Canada and Central Europe. This segment includes our Molson Coors Cobra India joint venture. Beginning July 1, 2012, our Central Europe export and license business, which includes licensing arrangements in Russia and Ukraine and the export of Central European brands, is being reported in our MCI segment.
The following represents our results of operations for MCI for the thirteen and thirty-nine weeks ended September 29, 2012, and September 24, 2011.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 29, 2012(1)	September 24, 2011	% change	September 29, 2012	September 24, 2011	% change
	(In millions, except percentages)
Volume in hectoliters(2)	0.364	0.254	43.3%	0.912	0.693	31.6%
Net sales	$43.0	$31.1	38.3%	$108.2	$80.9	33.7%
Cost of goods sold(3)	(26.2)	(19.4)	35.1%	(70.5)	(51.4)	37.2%
Gross profit	16.8	11.7	43.6%	37.7	29.5	27.8%
Marketing, general and administrative expenses	(24.6)	(18.9)	30.2%	(68.3)	(54.4)	25.6%
Special items, net	(29.7)	(0.2)	N/M	(40.1)	(0.7)	N/M
Operating income (loss)	(37.5)	(7.4)	N/M	(70.7)	(25.6)	N/M
Other income (expense), net	0.1	—	N/M	0.4	0.1	N/M
Income (loss) from continuing operations before income taxes	$(37.4)	$(7.4)	N/M	$(70.3)	$(25.5)	N/M
Adjusting items:
Special items	29.7	0.2	N/M	40.1	0.7	N/M
MC Si'hai legal costs	—	—	—%	0.5	—	—%
Non-GAAP: Underlying pretax income (loss)(4)	$(7.7)	$(7.2)	6.9%	(29.7)	(24.8)	19.8%
N/M = Not meaningful

(1)
The results related to the Central Europe export business have been moved to our MCI segment beginning July 1, 2012. The impact of our Central Europe export and license business for the period from Acquisition through the end of the second quarter 2012 was immaterial and therefore, previously reported segment results have not been recast. The MCI results for the third quarter of 2012 reflect $2.8 million of Income from continuing operations before income taxes and Non-GAAP underlying pretax income.

(2)
Excludes royalty volume of 0.364 million hectoliters and 0.082 million hectoliters in the third quarters 2012 and 2011, respectively, and excludes royalty volume of 0.533 million hectoliters and 0.184 million hectoliters in the first three quarters of 2012 and 2011, respectively.

(3)
Reflects gross segment amounts and for the third quarter of 2012 and 2011 includes intercompany cost of goods sold from the U.K. of $5.5 million and $3.2 million, respectively. The first three quarters of 2012 and 2011 includes intercompany cost of goods sold from the U.K. of $12.7 million and $4.5 million, respectively. The offset is included within U.K. net sales. These amounts are eliminated in the consolidated totals.

(4)
Includes loss attributable to noncontrolling interest of zero and $0.6 million in the third quarters 2012 and 2011, respectively, and includes loss attributable to noncontrolling interest of $8.0 million and $2.3 million in the first three quarters of 2012 and 2011, respectively.

Foreign currency impact on results
Our MCI segment operates in numerous countries around the world, and each country's operations utilize distinct currencies. MCI's third quarter and first three quarters of 2012 results were insignificantly impacted by foreign currency movements. This includes an insignificant effect on both USD losses before income taxes and USD underlying pre-tax loss.

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
Volume and net sales
MCI STRs increased 122.9% and 65.0% in the third quarter and first three quarters of 2012, respectively, due to the addition of the Central Europe export and license business, Carling growth in our Europe export and license markets, Coors Light growth in Latin America, higher sales of Zima and Modelo brands in Japan and India sales. Excluding royalty sales (primarily in Mexico and Eastern Europe), MCI reported sales volume grew 43.3% and 31.6% in the third quarter and first three quarters of 2012, respectively.
Net sales increased 38.3% in the third quarter of 2012, driven primarily by higher sales volumes with 21.5% attributable to the inclusion of the Central Europe export and license business. In the first three quarters of 2012, net sales increased 33.7%, driven by higher sales volume, with 8.3% attributable to the inclusion of the Central Europe export and license business, and positive sales mix including higher sales of Zima and Modelo brands in Japan.
Cost of goods sold
Cost of goods sold increased 35.1% in the third quarter of 2012, driven primarily by higher sales volume, with 16.0% attributable to the inclusion of the Central Europe export and license business, and input inflation. In the first three quarters of 2012, cost of goods sold increased 37.2%, driven by higher sales volume and sales mix including higher sales of Zima and Modelo brands in Japan, and asset-value and cost adjustments in our MC Si'hai joint venture. The inclusion of the Central Europe export and license business drove 6.0% of the cost of goods sold increase in the first three quarters of 2012.
Marketing, general and administrative expenses
Marketing, general and administrative expense increased 30.2% to $24.6 million in the third quarter of 2012, driven by incremental brand investments in priority markets. In the first three quarters of 2012, marketing, general and administrative expense increased 25.6% to $68.3 million, due to incremental brand investments in priority markets and asset-value and cost adjustments in our MC Si'hai joint venture. Marketing, general and administrative expenses attributable to the addition of the Central Europe export and license business were insignificant for both the third quarter and first three quarters of 2012.
Special items, net
During the third quarter of 2012, we recognized a $27.6 million impairment charge related to the deconsolidation of our MC Si'hai joint venture and $0.9 million of related costs. See Part I—Item 1. Financial Statements, Note 5 "Investments" to the unaudited condensed consolidated financial statements for further discussion. During the third quarter of 2012, we recognized restructuring charges of $1.2 million. During the second quarter of 2012, we recognized a $10.4 million impairment charge to write-off the goodwill and definite-lived intangibles associated with MC Si'hai. See Part I—Item 1. Financial Statements, Note 12 "Goodwill and Intangible Assets" to the unaudited condensed consolidated financial statements for further discussion. During the third quarter and first three quarters of 2011, we recognized costs of $0.2 million and $0.7 million, respectively, associated with other strategic initiatives.

Corporate
Corporate includes corporate interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, finance and accounting, treasury, insurance and risk management.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 29, 2012	September 24, 2011	% change	September 29, 2012	September 24, 2011	% change
	(In millions, except percentages)
Volume in hectoliters	—	—	—%	—	—	—%
Net sales	$0.2	$0.4	(50.0)%	$0.9	$1.0	(10.0)%
Cost of goods sold	0.9	(2.9)	N/M	2.3	(3.6)	N/M
Gross profit	1.1	(2.5)	N/M	3.2	(2.6)	N/M
Marketing, general and administrative expenses	(25.6)	(22.1)	15.8%	(106.2)	(78.6)	35.1%
Special items, net	—	—	—%	(1.1)	—	—%
Operating income (loss)	(24.5)	(24.6)	(0.4)%	(104.1)	(81.2)	28.2%
Interest expense, net	(55.8)	(29.1)	91.8%	(167.1)	(86.5)	93.2%
Other income (expense), net	(1.0)	(0.2)	N/M	(75.1)	2.8	N/M
Income (loss) from continuing operations before income taxes	$(81.3)	$(53.9)	50.8%	$(346.3)	$(164.9)	110.0%
Adjusting items:
Special items	—	—	—%	1.1	—	N/M
Acquisition and integration costs	4.4	—	N/M	33.3	—	N/M
Acquisition financing-related costs	—	—	N/M	62.9	—	N/M
Euro currency purchase loss	—	—	N/M	57.9	—	N/M
Unrealized loss on convertible note	7.7	—	N/M	13.3	—	N/M
Unrealized foreign exchange loss on Acquisition financing instruments	2.6	—	N/M	5.8	—	N/M
Unrealized gain on commodity swaps	(0.7)	3.0	(123.3)%	(2.7)	3.0	N/M
Foster's total return swap	—	—	N/M	—	(0.8)	(100.0)%
Changes to environmental litigation provisions	0.1	—	N/M	0.1	0.1	—%
Non-GAAP: Underlying pretax income (loss)	$(67.2)	$(50.9)	32.0%	(174.6)	(162.6)	7.4%
N/M = Not meaningful
Marketing, general and administrative expenses
Marketing, general and administrative expenses were $25.6 million in the third quarter of 2012, an increase of $3.5 million, or 15.8%, due primarily to the integration costs related to the Acquisition.
Marketing, general and administrative expenses were $106.2 million in the first three quarters of 2012, an increase of $27.6 million, or 35.1%, due to acquisition and integration costs of $32.4 million, partially offset by lower project and overhead costs.

Special items, net
During the first three quarters of 2012, we recognized restructuring charges $1.1 million. There were no special items in the third quarter and first three quarters of 2011. See Part I—Item 1. Financial Statements, Note 7 "Special Items" to the unaudited condensed consolidated financial statements for further discussion.
Interest expense, net
Net interest expense increased $26.7 million to $55.8 million in the third quarter of 2012, driven by the new debt issued to finance the Acquisition. In the first three quarters of 2012, net interest expense increased $80.6 million to $167.1 million, due to acquisition-related financing costs and the new debt issued to finance the Acquisition. Specifically, in the second quarter of 2012, we recognized a cash loss of $39.2 million on settlement of Treasury Locks we entered into in advance of our issuance of the $1.9 billion senior notes, which we used to remove a portion of our interest rate market risk. Additionally, in the second quarter of 2012, we recognized $10.7 million of interest expense on our $1.9 billion senior notes prior to the closing of the Acquisition, and we recognized an unrealized loss of $7.7 million and $13.3 million in the third quarter and first three quarters of 2012, respectively, related to changes in the fair value of the conversion feature on the Convertible Note. Excluding the new debt issued to finance the Acquisition and acquisition-related financing costs, net interest expense decreased $3.4 million to $25.7 million in the third quarter of 2012, primarily driven by the net investment hedge designation of our cross currency swap contracts in the fourth quarter of 2011. As a result of this designation, all changes in fair value of the designated swaps, inclusive of the periodic interest incurred, are recorded in accumulated other comprehensive income, partially offsetting the movements resulting from the periodic translation adjustment of our Canadian business. Excluding the new debt issued and the acquisition-related financing costs, net interest expense decreased $9.8 million to $76.7 million in the first three quarters of 2012, primarily driven by the net investment hedge designation of our cross currency swap contracts in the fourth quarter of 2011.
Other income (expense), net
Other expense was $1.0 million in the third quarter of 2012, driven by unrealized foreign exchange loss on Acquisition financing instruments. Other expense was $75.1 million in the first three quarters of 2012, due to a $57.9 million foreign exchange loss in the second quarter of 2012 on our Euro cash holdings when we used the proceeds from our issuance of the $1.9 billion senior notes to purchase Euros and experienced a negative foreign exchange movement between the Euro and USD prior to using these proceeds to fund the Acquisition. Additionally, concurrent with the announcement of the Acquisition, we entered into a bridge loan agreement, which we terminated upon the closing of our issuance of the $1.9 billion senior notes. In connection with the issuance and subsequent termination of the bridge loan, we incurred debt fees of $13.0 million in the second quarter of 2012. Other expense was $0.2 million in the third quarter of 2011. In first three quarters of 2011, other income was $2.8 million driven by foreign currency movements and a $0.8 million mark-to-market gain related to final settlement of the remaining total return swaps and related financial instruments we arranged with respect to Foster's common stock.
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
A significant portion of our cash flows from operating activities are generated outside the U.S., in currencies other than USD. As of September 29, 2012, approximately 82% of our cash and cash equivalents were denominated in foreign currencies. This increase from the prior quarter is driven by using significant U.S. denominated cash to fund the Acquisition. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but under current law would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We have accrued for U.S. federal and state tax liabilities on the earnings of our foreign subsidiaries, except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal and state income tax payments in future years. We utilize a variety of financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

Net Working Capital
As of September 29, 2012, December 31, 2011, and September 24, 2011, we had net working capital of $314.2 million, $887.7 million and $758.4 million, respectively. Short-term borrowings and current portion of long-term debt are excluded from net working capital as they are not reflective of the ongoing operational requirements of the business. We commonly operate at minimal positive working capital levels or working capital deficits given the relatively quick turnover of our receivables and inventory, the levels of which fluctuate with the seasonality in our business. However, our current working capital level is bolstered by the level of cash generated from revenue growth, as well as various cost saving initiatives. Our working capital is also sensitive to foreign exchange rates, as a significant majority of our current assets and current liabilities are denominated in CAD, GBP, and our Central European operating currencies such as Euro, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu and Bulgarian Lev, while financial results are reported in USD. Below is a table outlining our current and historical net working capital levels (in millions):

	As of
	September 29, 2012	December 31, 2011	September 24, 2011
Current assets	$1,780.8	$2,118.0	$1,997.5
Less: Current liabilities	(2,725.2)	(1,277.2)	(1,285.5)
Add: Current portion of long-term debt and short-term borrowings	1,258.6	46.9	46.4
Net working capital	$314.2	$887.7	$758.4
The decrease in net working capital from $887.7 million at December 31, 2011, is primarily driven by the significant amount of cash used to fund the Acquisition. The increase in current portion of long-term debt and short-term borrowings from $46.9 million at December 31, 2011, is primarily related to the $575 million convertible bonds coming due in the third quarter of 2013, as well as the issuance of the €500 million Zero Coupon Senior Unsecured Convertible Note in connection with the Acquisition, which is classified as current. See additional discussion below and Part I—Item 1. Financial Statements, Note 13 "Debt" to the unaudited condensed consolidated financial statements for further discussion of the current portion of long-term debt and short-term borrowings.
Cash Flows
Our business usually generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. Risk Factors in our Annual Report.
Cash Flows from Operating Activities
Net cash provided by operating activities of $840.0 million for the first three quarters of 2012, increased by $236.6 million compared to the first three quarters of 2011.

•
Net income for the first three quarters of 2012 including noncontrolling interest was lower by $124.0 million driven by financing and acquisition-related costs in connection with our Acquisition, input inflation and higher pension costs in Canada and the U.K., partially offset by higher equity income in the U.S. and the inclusion of our Central Europe results.

•
This decrease was offset by improved working capital of $319.2 million, primarily driven by lower accounts receivable balances in the U.K. and Canada, higher accounts payable balances in Canada, higher accrued liability balances in Corporate and the cycling of lower accounts payable and accrued liability balances in the U.K. in the first three quarters of 2011, related to timing.

Cash Flows from Investing Activities
Net cash used in investing activities of $2,614.5 million for the first three quarters of 2012, increased by $2,343.6 million compared to the first three quarters of 2011.

•
Higher net cash used in investing activities was driven by the Acquisition of $2,257.4 million, net of cash acquired compared to the $29.4 million acquisition of Sharp's Brewery Ltd. and the $10.3 million acquisition of a controlling stake of Molson Coors Cobra India in the first three quarters of 2011.

•
Higher net cash used in investing activities further relates to the $110.6 million settlement in the first quarter of 2012 of approximately 33% of our remaining cross currency swaps designated as a net investment hedge.

See Part I—Item 1. Financial Statements, Note 14 "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements.

•	Additionally, higher net cash used was driven by increased net contributions to MillerCoors of $72.7 million in the first three quarters of 2012.

•	These increases in net cash used were partially offset by the $93.6 million capital contribution to BRI in the third quarter of 2011.
Cash Flows from Financing Activities
Net cash provided by financing activities of $1,257.3 million for the first three quarters of 2012, increased by $1,813.6 million from $556.3 million of net cash used in financing activities in the first three quarters of 2011.

•
Higher net cash provided by financing activities was driven by proceeds from issuances of long-term debt of $2,195.4 million related to the Acquisition, partially offset by $38.1 million higher debt issuance costs in the first three quarters of 2012.

•
This increase was partially offset by the $424.3 million repayment of the Subordinated Deferred Payment Obligation in the second quarter of 2012, which we assumed as part of the Acquisition, the repayment of the $150 million term loan in the third quarter of 2012, and the principal repayment of approximately $32 million on the €120 million term loan in the third quarter of 2012. Also, in the second quarter of 2012, we repaid the remaining $44.8 million outstanding of our $850 million 6.375% 10-year notes that were due in May 2012.

•
In the third quarter of 2011, we repurchased 6.3 million of our Class B common shares for $271.1 million that contributed to higher net cash used in the first three quarters of 2011. We have not repurchased shares in 2012. We also settled a portion of our cross currency swaps in the third quarter of 2011 for $99.2 million.

Underlying Free Cash Flow
For the first three quarters of 2012, we generated $741.6 million of underlying free cash flow. This represents an increase of $277.7 million in cash provided from underlying free cash flow from $463.9 million a year ago, driven by an increase in operating cash flow due to the addition of Central Europe and year-over-year changes in the timing of working capital.
The following table provides a reconciliation of Underlying Free Cash Flow to the nearest U.S. GAAP measure (Net Cash Provided by Operating Activities) (in millions):

		For the Thirty-Nine Weeks Ended
		September 29, 2012	September 24, 2011
		(In millions)
U.S. GAAP:	Net Cash Provided by Operating Activities	$840.0	$603.4
Less:	Additions to properties(1)	(143.4)	(126.3)
Less:	Investment in MillerCoors(1)	(826.1)	(657.3)
Add:	Return of capital from MillerCoors(1)	723.3	627.2
Add:	Proceeds from sale of assets and businesses(1)	3.0	1.5
Add:	Loss related to settlement of Treasury Locks(2)	39.2	—
Add:	Euro currency purchase loss(2)	57.9	—
Add:	Acquisition and integration costs(2)	33.3	—
Add:	MillerCoors investments in businesses(3)	14.4	—
Add:	Proceeds from settlements of derivative instruments(1)	—	15.4
Non-GAAP:	Underlying Free Cash Flow (adjusted for special cash sources/uses at MillerCoors)	$741.6	$463.9

(1)	Included in net cash used in investing activities.

(2)	Costs related to the Acquisition, included in net cash provided by operating activities.

(3)
Amounts represent our proportionate 42% share of the cash flow impacts, as determined by management. These items adjust operating cash flow to arrive at our underlying free cash flow for the first three quarters of the year and the comparable prior-year period.

Capital Resources
Cash and Cash Equivalents
As of September 29, 2012, we had total cash and cash equivalents of $585.7 million, compared to $1,078.9 million at December 31, 2011, and $987.2 million at September 24, 2011. The decrease versus previous periods is driven by the use of a significant amount of cash to fund the Acquisition. Our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 90 days or less. These investments are viewed by management as low-risk investments and on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary.
Borrowings
The majority of our outstanding borrowings as of September 29, 2012, consisted of publicly traded notes, with maturities ranging from 2013 to 2042. Long-term debt was $3,438.1 million, $1,914.9 million and $1,901.3 million at September 29, 2012, December 31, 2011, and September 24, 2011, respectively. Not included in these amounts are current portions of long-term debt and short-term borrowings. Current portions of long-term debt were $1,230.8 million, $44.7 million, and $44.8 million as of September 29, 2012, December 31, 2011, and September 24, 2011, respectively. Short-term borrowings were $27.8 million, $2.2 million, and $1.6 million as of September 29, 2012, December 31, 2011, and September 24, 2011, respectively. Our total borrowings increased by $2.7 billion from December 31, 2011 to September 29, 2012, primarily due to financing activities in connection with the Acquisition as discussed below.
On April 3, 2012, we entered into a term loan agreement (the ''Term Loan Agreement'') that provides for a 4-year term loan facility of $300 million, composed of one $150 million borrowing and one Euro-denominated borrowing equal to $150 million at issuance (or €120 million borrowing) both of which were funded upon close of the Acquisition on June 15, 2012. The Term Loan Agreement requires quarterly principal repayments on each borrowing equal to 2.5% of the initial principal obligation, commencing on September 30, 2012, with the remaining 62.5% principal balance due at the June 15, 2016 maturity date. The obligations under the Term Loan Agreement are our general unsecured obligations. The Term Loan Agreement contains customary events of default, specified representations and warranties and covenants, including, among other things, covenants that limit our and our subsidiaries' ability to incur certain additional priority indebtedness, create or permit liens on assets or engage in mergers or consolidations. During the third quarter of 2012, we repaid the $150 million borrowing and made principal repayments of €26.0 million on the remaining €120 million borrowing. During the third quarter of 2012, we designated the €120 million term loan as a net investment hedge of our Central European operations. See Part I—Item 1. Financial Statements, Note 14 "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements for further discussion.
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
Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on such credit facilities if the need arises. There were no outstanding borrowings on our 4-year revolving $400 million or 4-year revolving $550 million credit facilities as of September 29, 2012, which were issued in the second quarter of 2011 and second quarter of 2012, respectively. We also have uncommitted lines of credit with several banks should certain business units need additional short-term liquidity. On September 10, 2012, we entered into a revolving credit agreement ("Euro Credit Agreement") to support the operations of our Central Europe segment. The Euro Credit Agreement provides for a 1-year revolving credit facility of €150 million on an uncommitted basis. There were no outstanding borrowings on the Euro Credit Agreement as of September 29, 2012. Under the terms of some of our debt facilities, we must comply with certain restrictions.

These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions. As of September 29, 2012 and December 31, 2011, we were in compliance with all of these restrictions and have met all debt payment obligations.
Use of Cash
With the Acquisition, our cash use will focus primarily on debt repayment for the next few years, along with cash dividends, potential strategic investments and other general corporate uses.
As of September 29, 2012, we had $1,230.8 million of long-term debt which will mature during 2013. This includes the $575 million convertible bonds and the €500 million Zero Coupon Senior Unsecured Convertible Note issued in connection with the Acquisition. The upcoming maturities may be settled in several ways, including use of cash on-hand, free cash flow from operations, and utilizing our existing credit facilities, on which we currently have no borrowings. We do not anticipate incurring significant tax charges associated with any cash movements related to making these payments.
On August 2, 2011, we announced that our Board of Directors approved a new program authorizing the repurchase, of up to $1.2 billion of our Class B common stock, with an expected program term of three years. This program was later extended to Class A shares. There were no repurchases in the first three quarters of 2012, and we do not expect further repurchases until our debt ratios return closer to levels maintained prior to the financing activities related to the Acquisition.
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
MillerCoors recognized $71.0 million and $87.0 million of depreciation and amortization during the third quarters of 2012 and 2011, respectively, and $215.1 million and $231.1 million during the first three quarters of 2012 and 2011, respectively.
As of September 30, 2012, and December 31, 2011, MillerCoors had cash of $38.6 million and $30.4 million, respectively. As of September 30, 2012, and December 31, 2011, total debt was $28.3 million and $28.2 million, respectively.
MillerCoors contributed $117.6 million to its defined benefit pension plans during the first three quarters of 2012. For 2012, MillerCoors' contributions to its defined benefit pension plans are expected to be approximately $120 million (our 42% share is $50 million), and are not included in our contractual cash obligations discussion below.
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
Capital Expenditures
We spent $143.4 million on capital improvement projects worldwide in the first three quarters of 2012, excluding capital spending by MillerCoors and other equity method joint ventures, representing an increase of $17.1 million from the $126.3 million of capital expenditures in the first three quarters of 2011. We now expect to incur capital expenditures for 2012 of approximately $240 million, including capital spending by the Central Europe segment and excluding capital spending by MillerCoors and other equity method joint ventures.
Contractual Obligations and Commercial Commitments
Contractual Cash Obligations as of September 29, 2012
A summary of our consolidated contractual cash obligations as of September 29, 2012, and based on foreign exchange rates at September 29, 2012, is as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Debt obligations	$4,690.1	$1,246.4	$931.5	$403.9	$2,108.3
Interest payments on debt obligations	2,092.0	158.2	292.3	196.8	1,444.7
Derivative payments	265.3	38.8	226.5	—	—
Retirement plan expenditures	122.4	32.7	17.3	18.7	53.7
Operating leases	130.7	33.7	49.6	23.9	23.5
Capital leases	1.5	0.5	0.9	0.1	—
Other long-term obligations	2,645.4	827.5	926.4	548.1	343.4
Total obligations	$9,947.4	$2,337.8	$2,444.5	$1,191.5	$3,973.6
See Part I - Item 1. Financial Statements, Note 13 "Debt", Note 14 "Derivative Instruments and Hedging Activities", Note 15 "Pension and Other Postretirement Benefits", and Note 16 "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for additional information. The increase in total obligations from $5.6 billion at December 31, 2011 is primarily driven by the Acquisition debt and related interest expense in addition to including MCCE's contractual obligations and commercial commitments.
Other commercial commitments as of September 29, 2012

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$37.3	$37.3	$—	$—	$—

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
We provide indemnities to FEMSA regarding certain tax, civil and labor claims, including cases related to purchased tax credits. See Part I—Item 1. Financial Statements, Note 16, "Commitments and Contingencies—Kaiser" to the unaudited condensed consolidated financial statements, for a detailed discussion.
Off-Balance Sheet Arrangements
As of September 29, 2012, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook for 2012
At current levels, we do not expect foreign exchange rates to have a significant impact on fourth quarter results. Nonetheless, we expect the fourth quarter of 2012 to be the most challenging overall this year, with difficult profit comparisons in Canada and the U.K., along with increased input costs in Central Europe and significantly higher marketing and business transformation costs in the U.S. We began a number of new initiatives in the third quarter of 2012 to standardize and further streamline our company over the next two years. As a first step, at the end of 2012 we will combine our U.K. and Ireland business with our new Central Europe organization to create a single European segment, called Molson Coors Europe.
In Canada, we launched Rickard's Cardigan and Oakhouse, our first seasonal brands in the Rickard's family. We continue to realize strong pricing gains but remain focused on managing the right balance of price and volume. Our recent fourth quarter volume trends reflect continued industry weakness as well as the impact of the National Hockey League lockout, which has limited our opportunities to activate Molson Canadian and Coors Light at retail. Also in the fourth quarter, we are cycling the 53rd week in our fiscal year 2011, which last year provided approximately $12 million of additional pretax income in Canada. We are also cycling approximately $10 million of accounting adjustments last year that we do not expect to repeat this year. Finally, we anticipate approximately $5 million of additional pension and other retirement expense in the fourth quarter, which is consistent with each of the first three quarters this year.
We continue to expect our 2012 Canada cost of goods sold per hectoliter to increase at a high-single-digit rate in local currency, due to higher pension costs, mix shifts toward higher-cost brands and packages, and the absence of the contract brewing sales to NAB in the first half of 2011.
In the U.S., we expect fourth quarter results to be affected significantly by incremental spending for marketing and business transformation, as well as the impact of a planned reduction in distributor inventories by the end of the year. Specifically, we expect to see a high-single-digit increase in MillerCoors marketing, general and administrative costs, driven by brand investments in the range of $20 million higher than last year, along with a substantial increase in business transformation spending, which is designed to transform the way the U.S. team works through improving core capabilities, simplifying business processes and building information systems. On a year-to-date basis, U.S. STWs have significantly outpaced STRs, resulting in higher distributor inventory levels at the end of September versus prior year. However, given MillerCoors' plan to ship to consumption for the full year, we expect distributor inventory levels to revert to 2011 levels by the end of 2012.
We continue to expect MillerCoors cost of goods sold per hectoliter to increase at a low-single-digit rate in 2012, largely due to increases in brewing materials and fuel costs.
In Central Europe, our third quarter of 2012 results were impacted by weak economic conditions. However, we grew share in the majority of our markets in the region. Our innovations continue to take share and support margin growth, and we plan to accelerate further introductions to additional countries in the near term. We accelerated our investments behind innovations and marketing efforts ahead of peak season this year, therefore, our results in the third quarter of 2012 benefited from lower marketing and innovation spending versus a year ago. We expect this benefit to continue in the fourth quarter of 2012. Additionally, following expansion last year, Staropramen is growing strongly across all of the Central Europe markets in which we operate.
We now expect our 2012 Central Europe cost of goods sold per hectoliter to grow at a mid-single-digit rate in local currency on a pro forma basis, up from a low-single digit rate in the previous quarter, driven by increases in both brewing and packaging material costs.
In the U.K., we are capitalizing on the success of Carling Zest citrus by introducing a winter version with a hint of spiced orange. Also, our brewery network investment continues, with building work started in preparation for the arrival of a new state-of-the-art bottling line in Burton in the first quarter of 2013. In the fourth quarter, we face particularly challenging STR and underlying profit comparisons, which increased 16% and 29%, respectively, in the U.K. a year ago.
We continue to expect our 2012 U.K. cost of goods sold per hectoliter to grow at a high-single-digit rate in local currency, driven by input inflation, sales mix, pension costs and expenses related to the U.K. brewery improvements program.
Our MCI segment continues to drive top-line growth through our key global brands, and the addition of Staropramen to our portfolio enhances our growth opportunities. We now expect the 2012 investment in MCI to be moderately lower than last year on an underlying basis, including the benefit of six months of Central Europe export earnings.
We anticipate our MCI cost of goods sold per hectoliter to decrease low-single-digit rate for the full year, due to the addition of the Central Europe export business, along with geographic mix changes.
We now expect 2012 marketing, general and administrative expense in Corporate to be approximately $135 million, which includes approximately $40 million of acquisition-related costs.

Interest
We anticipate 2012 Corporate net interest expense of approximately $150 million based on current foreign exchange rates and excluding underlying adjustments. The new debt used to fund the Acquisition carries a weighted average interest rate of approximately 3%.
Tax
Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled. We now anticipate that our 2012 effective tax rate on income will be in the range of 15% to 19%, primarily due to the Acquisition. Additionally, due to the Acquisition, we now expect our normalized long-term tax rate to be in the range of 20% to 24% after 2012. There are proposed or pending tax law changes in various jurisdictions in which we do business that, if enacted, may have an impact on our effective tax rate.
Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first three quarters of 2012.

Through our annual impairment testing of goodwill performed in the third quarter of 2012, it was determined that the fair value of our U.K. and Canada reporting units were at risk of failing step one of the goodwill impairment test. The fair value of the U.K. reporting unit was estimated at approximately 7% in excess of its carrying value (of which $864.0 million is goodwill as of September 29, 2012) and the fair value of the Canada reporting unit was estimated at approximately 15% in excess of its carrying value (of which $776.1 million is goodwill as of September 29, 2012). The reporting units are therefore at risk for a future impairment in the event of significant unfavorable changes in the forecasted cash flows, terminal value multiples and/or weighted-average cost of capital utilized in the discounted cash flow analysis. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections reflect challenging environments that have been adversely impacted by a weak economy across all industries partially offset by anticipated cost savings and specific brand-building and innovation activities.
Through our annual impairment testing of indefinite-lived intangibles performed in the third quarter of 2012, it was determined that the fair value of our Molson core brands were at risk of failing step one of the impairment test, with the fair value of the Molson core brands estimated at approximately 14% in excess of its carrying value (of which $3,105.2 million is indefinite-lived intangibles as of September 29, 2012). The Molson core brands face similar risks and challenges as the Canada reporting unit as described above. Additionally, our annual impairment testing of indefinite-lived intangibles indicated that the Carling brand in the U.K. (of which $324.0 million is indefinite-lived intangible as of September 29, 2012) continues to have a fair value significantly in excess of its carrying value.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our U.K. and Canada reporting units and Molson core brands may include such items as: (i) a decrease in expected future cash flows, specifically, an increase in required pension contributions, a decrease in sales volume, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) an economic recovery that significantly differs from our assumptions in timing and/or degree, (iii) volatility in the equity and debt markets which could result in a higher discount rate; and (iv) sensitivity to market transaction multiples.
While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
Since its inception, the performance of our MC Si'hai joint venture (which is included in our China reporting unit with our other operations in China) did not meet our expectations due to delays in executing its business plans. As a result, our 2011 impairment testing indicated that the fair value of our China reporting unit only exceeded its carrying value by 4%. As part of the negotiations with our partner to resolve business difficulties and other issues affecting the joint venture, during the second quarter of 2012, we signed an agreement to acquire our partner's 49% noncontrolling interest in the joint venture. As of the end of the second quarter of 2012, there had been a lack of progress by our partner in timely satisfying the closing conditions, as well as delays and obstacles in gaining government approval for the acquisition of the noncontrolling interest, including a court order in China which prevents our joint venture partner from transferring its equity interest to us. These developments, coupled with the impact of increased competitive pressures in China were the combined trigger to review the future cash flows for the reporting unit. The subsequent testing identified that the full amount of the goodwill was impaired resulting in a charge of $9.5 million in the second quarter of 2012. We also recognized an impairment charge on the definite-lived brand and distribution rights intangible assets of $0.9 million in the second quarter of 2012. Both of these charges are classified as Special items in our Condensed Consolidated Statements of Operations. In addition, as a result of recent developments identified in the third quarter of 2012, we deconsolidated our MC Si'hai joint venture and recorded an impairment loss of $27.6 million upon deconsolidation. See Part I - Item 1. Financial Statements, Note 5, "Investments" to the unaudited condensed consolidated financial statements for further discussion.
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
For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Item 1. Financial Statements, Note 14 "Derivative Instruments and Hedging Activities," to the unaudited condensed consolidated financial statements. On a rolling twelve-month basis, maturities of derivative financial instruments held on September 29, 2012, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$(264.3)	$(38.3)	$(226.0)	$—	$—
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

The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign exchange rates, and commodity prices of our derivative and debt portfolio:

	As of
Estimated fair value volatility	September 29, 2012	December 31, 2011
	(In millions)
Foreign currency risk:
Forwards	$(84.7)	$(72.6)
Swaps	$(59.9)	$(46.4)
Foreign currency denominated debt	$(209.3)	$(106.7)
Equity conversion feature of debt	$(13.6)	$—
Interest rate risk:
Debt	$(117.7)	$(17.5)
Swaps	$(31.1)	$(44.4)
Commodity price risk:
Swaps	$(1.5)	$(2.7)
Equity price risk:
Equity conversion feature of debt	$(24.7)	$—
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). We acquired StarBev in the second quarter of 2012. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting at StarBev. This exclusion is consistent with the SEC Staff's guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2012, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 29, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In 1999, Molson entered into an agreement for the distribution of Molson products in Brazil. In 2000, before commencing distribution in Brazil, Molson terminated the distribution agreement and paid the distributor $150,000 in settlement. The distributor sued Molson to set aside the settlement and to seek additional compensation. The Appellate Court of the State of Rio de Janeiro ("Appellate Court") set aside the settlement agreement and determined that Molson was liable to the distributor, with the amount of damages to be determined through subsequent proceedings. An appeal of the liability decision is currently pending before the Brazilian Superior Court of Justice, which allowed Molson's appeal during the fourth quarter of fiscal year 2009 and agreed to hear the merits of Molson's appeal. With respect to damages, the case was remanded to a Rio de Janeiro trial court to determine the amount of damages. The trial court retained an expert who provided a report adopting the position of the distributor and recommended damages based on a business plan that was never implemented. Molson challenged the irregularity of the expert process, the impartiality of the expert, as well as the report's specific recommendation. The trial court denied Molson's challenges. Molson filed an appeal before the Appellate Court regarding these procedural irregularities, which was denied during the fourth quarter of fiscal year 2009. Following the trial court's procedural ruling during the third quarter of 2009, that court handed down a decision in the distributor's favor granting the full amount of the lost anticipated profits alleged by the distributor, approximately $42 million, plus attorney's fees and accrued interest from the termination of the distribution agreement. Molson appealed the judgment to the Appellate Court. During the fourth quarter of 2009, the Appellate Court directed the court-retained expert to explain the basis for his damages calculation. During the first quarter of 2010, the Appellate Court granted Molson's appeal and vacated the $42 million judgment. The Appellate Court remanded the proceeding to the trial court and ordered that court to select a different expert. The Appellate Court furthermore directed the trial court to use specific criteria in setting damages, the effect of which should be to substantially reduce the award. Molson sought clarification as to the precise criteria to be used. In April 2010, the Appellate Court denied Molson's motion for clarification, but limited the accrual of interest in this matter. In October 2010, the Appellate Court denied the distributor's motion to set aside the vacation of the $42 million judgment. In July 2011, the trial court selected a new expert to formulate a new calculation of damages. During the third quarter of 2012, we entered into settlement negotiations with the distributor and agreed in principle to settle this litigation for approximately $6.3 million, including legal fees. We finalized the settlement in the third quarter of 2012 for $6.8 million, which included the $6.3 million accrued at the end of the second quarter of 2012, as well as an additional $0.5 million of fees incurred related to the settlement.
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
ITEM 1A.    Risk Factors
In addition to the factors discussed in Part I—Item 1A. Risk Factors in our Annual Report for the year ended December 31, 2011, we have identified the following additional risk factors primarily related to the completion of our acquisition (the "Acquisition") of StarBev Holdings S.à r.l. ("StarBev") from StarBev L.P. (the "Seller") on June 15, 2012, which we subsequently renamed Molson Coors Central Europe ("MCCE"). You should carefully consider the factors discussed below and in Part I—Item 1A. Risk Factors in our Annual Report, which could materially affect our business, financial condition and/or future results. The risks described herein and in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our business, financial condition and/or future results.
We may not recognize the benefits of the Acquisition.
We may not realize the expected benefits of the Acquisition because of integration difficulties and other challenges. The success of the Acquisition will depend, in part, on our ability to realize all or some of the anticipated synergies and other benefits from integrating MCCE's business with our existing businesses. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of MCCE's business include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	possible inconsistencies in standards, controls, procedures and policies, and compensation structures between
MCCE's structure and our structure;

•	failure to retain key customers and suppliers;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;

•	operating risks inherent in MCCEs business and our business;

•	unanticipated issues, expenses and liabilities;

•	unfamiliarity with operating in Central Europe; and

•	unexpected delays, expenses or impediments in completing the repurchase of the minority interests of MCCE's subsidiary, Trebjesa AD.
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
As a result of the Acquisition, the already significant amount of goodwill and other intangible assets on our consolidated financial statements increased. Such amounts are subject to impairment based upon future adverse changes in our business or prospects. In addition, we incurred a significant amount of additional indebtedness in connection with the Acquisition. After giving effect to our $1.9 billion senior notes offering, borrowings under the new credit and term loan agreements in connection with the Acquisition and the issuance of the Convertible Note to the Seller, we have outstanding $4,697 million of indebtedness as of September 29, 2012, and the ability to incur up to an additional €150 million, $550 million and $400 million of indebtedness under our revolving credit facilities. We may incur significantly more indebtedness in the future. As a result of the debt that we incurred in connection with the Acquisition, we have suspended share repurchases until our credit metrics are closer to pre-MCCE acquisition levels, and there can be no assurance that our credit ratings will remain at an investment grade level or that they will improve. We also intend to use cash from operations to reduce our debt level, which will reduce funds available for other purposes and may increase our vulnerability to adverse economic or industry conditions. In addition, our indebtedness also subjects us to financial and operating covenants, which may limit our flexibility in responding to our business needs. If we are not able to maintain compliance with stated financial ratios or if we breach any of the other covenants in any debt agreement, we could be in default under such agreement. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies.
A prolonged National Hockey League (“NHL”) labor lockout may negatively impact our results of operations.

We have expended significant marketing resources in support of our NHL sponsorship and may be unable to realize all of the expected benefits of such sponsorship, including NHL venue volumes, if the NHL season is significantly shortened or cancelled due to the current labor dispute. In addition, NHL hockey games are a major beer drinking occasion, particularly in Canada. Therefore, a significantly shortened or cancelled NHL season may negatively impact our sales volumes, particularly in Canada.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities for Quarter Ended September 29, 2012
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2012 - July 28, 2012	—	$—	—	$878,855,139
July 29, 2012 - August 25, 2012	—	—	—	878,855,139
August 26, 2012 - September 29, 2012	—	—	—	878,855,139
Total	—	$—	—	$878,855,139

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
10.1
Unsecured Uncommitted Revolving Facilities Agreement by and among Starbev Netherlands B.V. and Molson Coors Netherlands B.V. as borrowers, Molson Coors Brewing Company, as guarantor, Unicredit Bank Czech Republic, A.S. and ING Bank N.V., Prague Branch as mandated lead arrangers, the original lenders party thereto, Unicredit Bank AG, London Branch, as agent and ING Bank N.V., Prague Branch, as issuing bank, dated September 10, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 12, 2012).

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

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations for the 13 and 39 weeks ended September 29, 2012, and September 24, 2011, (ii) the Unaudited Condensed Consolidated Statements of Other Comprehensive Income for the 13 and 39 weeks ended September 29, 2012, and September 24, 2011, (iii) the Unaudited Condensed Consolidated Balance Sheets at September 29, 2012, and December 31, 2011, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 29, 2012, and September 24, 2011, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, and (v) document and entity information.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ ZAHIR IBRAHIM
Zahir Ibrahim Vice President and Controller (Chief Accounting Officer) November 7, 2012