Form 10-K/A
period 2012-12-29
MOLSON COORS BREWING CO
filed 2013-02-26
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant at the close of business on June 29, 2012, was $6,037,690,186 based upon the last sales price reported for such date on the New York Stock Exchange and the Toronto Stock Exchange. For purposes of this disclosure, shares of common and exchangeable stock held by persons holding more than 10% of the outstanding shares of stock and shares owned by officers and directors of the registrant as of June 29, 2012, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status for other purposes.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 15, 2013:

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

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for the registrant’s 2013 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 29, 2012, are incorporated by reference under Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K of Molson Coors Brewing Company that was filed with the Securities and Exchange Commission on February 22, 2013 (the “Form 10-K”) is to correct a typographical error in the Independent Registered Public Accounting Firm’s consent filed as Exhibit 23.2 to the Form 10-K.  The consent incorrectly notes that it relates to the report on the consolidated financial statements of MillerCoors LLC dated February 22, 2013, rather than February 15, 2013, which is the correct date of such report.  Except as described above, no other amendments are being made to the Form 10-K. This Amendment does not modify or update in any way the disclosures contained in the Form 10-K.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(3)                                 Exhibit list

Exhibit Number	Description
23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLSON COORS BREWING COMPANY

By	/s/ PETER SWINBURN	President and Chief Executive Officer
	Peter Swinburn	(Principal Executive Officer)

February 26, 2013