Form 10-Q
period 2013-03-30
MOLSON COORS BREWING CO
filed 2013-05-07
CIK 24545

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 30, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 2, 2013:
Class A Common Stock— 2,556,894 shares
Class B Common Stock—157,966,995 shares
Exchangeable shares:
As of May 2, 2013, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares—2,896,941 shares
Class B Exchangeable shares—19,186,392 shares
These Class A and Class B exchangeable shares offer substantially the same economic and voting rights as the respective classes of common shares of the registrant. This is achieved via the following structure: The registrant has outstanding one share each of special Class A and Class B voting stock, through which the holders of Class A exchangeable shares and Class B exchangeable shares of Molson Coors Canada Inc. (a subsidiary of the registrant), respectively, may exercise their voting rights with respect to the registrant. The special Class A and Class B voting stock are entitled to one vote for each of the exchangeable shares, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The trustee holder of the special Class A voting stock and the special Class B voting stock has the right to cast a number of votes equal to the number of then outstanding Class A exchangeable shares and Class B exchangeable shares, respectively.

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under the heading "Outlook for 2013" therein, relating to overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, anticipated results, anticipated synergies, expectations for funding future capital expenditures and operations, debt service capabilities, shipment levels and profitability, market share and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "strategies," and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to those described under the heading "Risk Factors," elsewhere throughout this report, and those described from time to time in our past and future reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 29, 2012. Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

 MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Sales	$1,184.8	$1,008.1
Excise taxes	(356.3)	(316.7)
Net sales	828.5	691.4
Cost of goods sold	(547.1)	(438.8)
Gross profit	281.4	252.6
Marketing, general and administrative expenses	(285.3)	(248.2)
Special items, net	(1.5)	(1.5)
Equity income in MillerCoors	117.4	118.9
Operating income (loss)	112.0	121.8
Interest income (expense), net	(74.9)	(23.8)
Other income (expense), net	4.3	(1.4)
Income (loss) from continuing operations before income taxes	41.4	96.6
Income tax benefit (expense)	(3.5)	(17.3)
Net income (loss) from continuing operations	37.9	79.3
Income (loss) from discontinued operations, net of tax	(0.9)	0.1
Net income (loss) including noncontrolling interests	37.0	79.4
Less: Net (income) loss attributable to noncontrolling interests	(1.4)	0.1
Net income (loss) attributable to Molson Coors Brewing Company	$35.6	$79.5
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.20	$0.44
From discontinued operations	—	—
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$0.20	$0.44
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.20	$0.44
From discontinued operations	—	—
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$0.20	$0.44
Weighted-average shares—basic	181.7	180.3
Weighted-average shares—diluted	182.9	181.7
Amounts attributable to Molson Coors Brewing Company
Net income (loss) from continuing operations	$36.5	$79.4
Income (loss) from discontinued operations, net of tax	(0.9)	0.1
Net income (loss) attributable to Molson Coors Brewing Company	$35.6	$79.5
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Net income (loss) including noncontrolling interests	$37.0	$79.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(261.3)	107.8
Unrealized gain (loss) on derivative instruments	13.1	(17.8)
Reclassification of derivative losses to income	0.1	1.8
Pension and other postretirement benefit adjustments	2.4	—
Amortization of net prior service costs and net actuarial losses to income	10.6	9.9
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	(6.7)	9.4
Total other comprehensive income (loss), net of tax	(241.8)	111.1
Comprehensive income (loss)	(204.8)	190.5
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(1.4)	0.1
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$(206.2)	$190.6
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT PAR VALUE) (UNAUDITED)

	As of
	March 30, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$511.5	$624.0
Accounts receivable, net	572.2	660.5
Other receivables, net	138.0	92.9
Inventories:
Finished	174.2	139.9
In process	23.7	20.3
Raw materials	45.4	43.5
Packaging materials	14.3	10.2
Total inventories	257.6	213.9
Other current assets, net	141.5	117.5
Deferred tax assets	68.9	39.2
Total current assets	1,689.7	1,748.0
Properties, net	1,925.5	1,995.9
Goodwill	2,365.7	2,453.1
Other intangibles, net	7,028.3	7,234.8
Investment in MillerCoors	2,530.4	2,431.8
Deferred tax assets	189.8	125.4
Notes receivable, net	24.4	26.3
Other assets	188.9	196.9
Total assets	$15,942.7	$16,212.2
Liabilities and equity
Current liabilities:
Accounts payable	$455.5	$427.0
Accrued expenses and other liabilities	708.5	759.9
Derivative hedging instruments	13.5	6.0
Deferred tax liabilities	168.9	152.3
Current portion of long-term debt and short-term borrowings	1,260.4	1,245.6
Discontinued operations	8.0	7.9
Total current liabilities	2,614.8	2,598.7
Long-term debt	3,390.8	3,422.5
Pension and post-retirement benefits	776.6	833.0
Derivative hedging instruments	206.5	222.2
Deferred tax liabilities	966.4	948.5
Unrecognized tax benefits	82.0	81.8
Other liabilities	88.4	93.9
Discontinued operations	20.3	20.0
Total liabilities	8,145.8	8,220.6
Commitments and contingencies (Note 16)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value per share (authorized: 500.0 shares; issued: 165.2 shares and 164.2 shares, respectively)	1.7	1.6
Class A exchangeable shares, no par value (issued and outstanding: 2.9 shares and 2.9 shares, respectively)	108.5	110.2
Class B exchangeable shares, no par value (issued and outstanding: 19.2 shares and 19.3 shares, respectively)	724.2	724.4
Paid-in capital	3,659.7	3,623.6
Retained earnings	3,877.9	3,900.5
Accumulated other comprehensive income (loss)	(279.8)	(72.3)
Class B common stock held in treasury at cost (7.5 shares and 7.5 shares, respectively)	(321.1)	(321.1)
Total Molson Coors Brewing Company stockholders' equity	7,771.1	7,966.9
Noncontrolling interests	25.8	24.7
Total equity	7,796.9	7,991.6
Total liabilities and equity	$15,942.7	$16,212.2
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$37.0	$79.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80.2	53.4
Amortization of debt issuance costs and discounts	7.3	5.6
Share-based compensation	11.1	4.8
Loss on sale or impairment of properties and intangibles	1.4	1.0
Deferred income taxes	1.3	4.3
Equity income in MillerCoors	(117.4)	(118.9)
Distributions from MillerCoors	117.4	118.9
Equity in net income of other unconsolidated affiliates	(1.1)	(0.1)
Distributions from other unconsolidated affiliates	11.7	11.8
Excess tax benefits from share-based compensation	(1.6)	(3.3)
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments	19.1	—
Change in current assets and liabilities and other	(48.9)	(106.4)
(Gain) loss from discontinued operations	0.9	(0.1)
Net cash provided by operating activities	118.4	50.4
Cash flows from investing activities:
Additions to properties	(68.3)	(33.8)
Proceeds from sales of properties and other long-lived assets	3.7	0.8
Investment in MillerCoors	(331.8)	(236.0)
Return of capital from MillerCoors	222.4	124.6
Payments on settlement of derivative instruments	—	(110.6)
Investment in and advances to an unconsolidated affiliate	—	(4.6)
Loan repayments	2.6	3.8
Loan advances	(2.5)	(2.4)
Net cash used in investing activities	(173.9)	(258.2)
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	27.2	19.7
Excess tax benefits from share-based compensation	1.6	3.3
Dividends paid	(58.2)	(57.8)
Dividends paid to noncontrolling interests holders	—	(1.7)
Payments for purchase of noncontrolling interest	(0.2)	—
Payments on long-term debt and capital lease obligations	—	(0.1)
Proceeds from short-term borrowings	5.9	—
Payments on short-term borrowings	(13.8)	(10.8)
Net proceeds from (payments on) revolving credit facilities	(1.2)	1.5
Change in overdraft balances and other	3.5	—
Net cash used in financing activities	(35.2)	(45.9)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(90.7)	(253.7)
Effect of foreign exchange rate changes on cash and cash equivalents	(21.8)	11.1
Balance at beginning of year	624.0	1,078.9
Balance at end of period	$511.5	$836.3
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its subsidiaries. Our subsidiaries include: Molson Coors Canada, operating in Canada; MillerCoors LLC ("MillerCoors"), which is accounted for by us under the equity method of accounting, operating in the United States ("U.S."); Molson Coors Europe, operating in Czech Republic, Serbia, Croatia, Romania, Bulgaria, Hungary, Montenegro, Bosnia-Herzegovina and Slovakia (collectively, "Central Europe"), as well as the United Kingdom ("U.K.") and the Republic of Ireland; Molson Coors International ("MCI"), operating in various other countries; and our other non-operating subsidiaries. Effective for the first day of our 2013 fiscal year, we combined our U.K. and Ireland business with our Central Europe operations, which resulted in our Europe segment, and we have recast the historical presentation of segment information accordingly.
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
These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements ("Notes") included in our Annual Report on Form 10-K for the year ended December 29, 2012 ("Annual Report"). Our accounting polices did not change in the first quarter of 2013. The results of operations for the 13 weeks ended March 30, 2013, are not necessarily indicative of the results that may be achieved for the full fiscal year.
We follow a 52/53 week fiscal reporting calendar. Unless otherwise indicated, the first quarter of 2013 and 2012 refer to the 13 weeks ended March 30, 2013, and March 31, 2012, respectively. Fiscal year 2013 refers to the 52 weeks ending December 28, 2013, and fiscal year 2012 refers to the 52 weeks ended December 29, 2012.
MillerCoors and Central Europe follow a monthly reporting calendar. The first quarter of 2013 and 2012 refer to the three months ended March 31, 2013, and March 31, 2012, respectively, except for Central Europe which is excluded from our first quarter 2012 actual results as the acquisition of this business occurred in the second quarter of 2012.
2. New Accounting Pronouncements
Adoption of New Accounting Pronouncements
Disclosure about Offsetting Assets and Liabilities
In December 2011, the FASB issued authoritative guidance enhancing the disclosure requirements related to offsetting asset and liability positions. The update creates new disclosure requirements about the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to better facilitate comparison between financial statements prepared under U.S. GAAP and International Financial Reporting Standards ("IFRS") by requiring entities to provide financial statement users information about both gross and net exposures. The guidance was effective for our quarter ended March 30, 2013. The adoption of this guidance does not have an impact on our financial position or results from operations, although we have included additional disclosure noting that our derivative agreements do not allow us to net positions with the same counterparty and therefore, we present our derivative positions gross in our condensed consolidated balance sheets. See Note 14, "Derivative Instruments and Hedging Activities."

Reclassification of Items from Accumulated Other Comprehensive Income (Loss)
In February 2013, the FASB issued authoritative guidance which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (loss) ("AOCI"). The update requires that an entity present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification. The guidance was effective for our quarter ended March 30, 2013. We have separately disclosed the required information related to reclassification adjustments within Note 13, "Accumulated Other Comprehensive Income." The adoption of this guidance does not have an impact on our financial position or results from operations.
New Accounting Pronouncements Not Yet Adopted
Joint and Several Liability Arrangements
In February 2013, the FASB issued authoritative guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance is effective for annual reporting periods beginning on or after December 15, 2013, and interim reporting periods thereafter. We do not anticipate that this guidance will have an impact on our financial position or results of operations.
Cumulative Translation Adjustment
In March 2013, the FASB issued authoritative guidance on a parent's accounting for the cumulative translation adjustment ("CTA") upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This update will also resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The guidance is effective for annual reporting periods beginning on or after December 15, 2013, and interim reporting periods thereafter. We do not anticipate that this guidance will have an impact on our financial position or results of operations.
Liquidation Basis of Accounting
In April 2013, the FASB issued authoritative guidance to clarify when it is appropriate to apply the liquidation basis of accounting. Additionally, the update provides guidance for recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Under the amendment, entities are required to prepare their financial statements under the liquidation basis of accounting when a liquidation becomes imminent. The guidance is effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We do not anticipate that this guidance will have an impact on our financial position or results of operations.
3. Acquisition of StarBev
General
In accordance with our strategy to increase our portfolio of premium brands and deepen our reach into growth markets around the world, we completed our Acquisition (the "Acquisition") of StarBev Holdings S.à r.l. ("StarBev") from StarBev L.P. (the "Seller") on June 15, 2012, for €2.7 billion (or $3.4 billion), including the assumption and payoff of pre-existing StarBev indebtedness. Headquartered in Prague, this business is one of the largest brewers in Central Europe. The operating results of Central Europe are reported in our Europe segment and our MCI segment as further described in Note 4, "Segment Reporting." We incurred acquisition and integration costs of $1.8 million and $6.1 million in the first quarter of 2013 and 2012, respectively. We also incurred financing-related expenses as further described in Note 8, "Other Income and Expense" and Note 12, "Debt."
Unaudited Pro Forma Financial Information
Central Europe contributed net sales of $141.4 million, of which $135.1 million is included in our Europe segment, and loss from continuing operations before income taxes of $11.0 million, of which $13.6 million is included in our Europe segment, for the first quarter of 2013. The incremental portion not included in our Europe segment results is our Central Europe export and license business reflected in our MCI segment results. The following unaudited pro forma summary presents our condensed consolidated statements of operations as if Central Europe had been acquired on December 26, 2010, the first day of our 2011 fiscal year. These amounts were calculated after conversion of StarBev's historical operating results to U.S. GAAP, conforming to our accounting policies, and adjusting StarBev's results to reflect the depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to properties and other intangibles resulting from the purchase had it been applied from December 26, 2010, together with the consequential tax effects. These adjustments also reflect the removal of StarBev historical interest expense on debt that was repaid at the time of the Acquisition, the addition of interest expense to be prospectively incurred on the debt issued to finance the Acquisition and the removal of the previously mentioned acquisition-related costs of $6.1 million incurred in the first quarter of 2012. These adjustments do not reflect changes in fair value of the embedded conversion feature or foreign exchange movements of the convertible note issued to the Seller as part of the Acquisition. This unaudited pro forma financial information is not intended to reflect the performance which would have actually resulted had the Acquisition been effected on the dates indicated. Further, the unaudited pro forma results of operations are not necessarily indicative of the results of operations that may be obtained in the future.

Thirteen Weeks Ended
March 31, 2012
(In millions)
Net sales	$830.8
Income from continuing operations before income taxes	$68.5
Net income attributable to MCBC	$58.5
Net income per common share attributable to MCBC:
Basic	$0.32
Diluted	$0.32
Allocation of Consideration Transferred
The following table represents the preliminary allocation of the total consideration to the identifiable net assets, fair value of the noncontrolling interest, and resulting residual goodwill as of June 15, 2012. These allocated amounts were updated for immaterial changes in the first quarter of 2013 and will be finalized in the second quarter of 2013. During the first quarter of 2013 we became aware of potential liabilities in several Central European countries primarily related to local country regulatory matters. As a result we have identified certain items primarily associated with pre-acquisition periods that could result in an adjustment to the preliminary purchase price allocation. However, we currently cannot reliably estimate or determine the probability related to the outcome of these matters and therefore have not reflected an adjustment to the opening balance sheet. Additionally, some of these items, if materialized, are subject to various claims with the previous owners of the Central Europe business.

Fair Value
(In millions)
Cash and cash equivalents	$143.6
Current assets(1)	263.5
Properties	571.5
Other intangibles(2)	2,438.6
Other assets	36.7
Total assets acquired	$3,453.9
Current liabilities(3)	848.8
Non-current liabilities(4)	428.8
Total liabilities assumed	$1,277.6
Total identifiable net assets	$2,176.3
Noncontrolling interest measured at fair value	40.6
Goodwill(5)	911.2
Total consideration	$3,046.9

(1)	Includes trade receivables of $167.5 million and inventory of $57.3 million.

(2)	See Note 11, "Goodwill and Intangible Assets" for further discussion.

(3)	Includes the $423.4 million subordinated deferred payment obligation assumed, which was subsequently repaid for $425.7 million on June 29, 2012.

(4)	Includes $408.7 million of deferred tax liabilities.

(5)
The goodwill resulting from the Acquisition is primarily attributable to Central Europe's licensed brand brewing, distribution and import business, anticipated synergies and the assembled workforce. We have preliminarily assigned the majority of the goodwill to our Europe reporting unit with a portion allocated to the Canada reporting unit resulting from synergies. The goodwill is not expected to be deductible for tax purposes. See Note 11, "Goodwill and Intangible Assets" for further discussion.

4. Segment Reporting
Our reporting segments are based on the key geographic regions in which we operate, which are the basis on which our chief operating decision maker evaluates the performance of the business. Our reporting segments consist of Canada, the U.S., Europe and MCI. Corporate is not a segment and includes interest and certain other general and administrative costs that are not allocated to any of the operating segments.
Effective for the first day of our 2013 fiscal year, we changed the way in which we monitor performance and manage our operations in Europe and as a result, we combined our U.K. and Ireland business with our Central Europe organization, which resulted in our Europe segment and we have recast the historical presentation of segment information accordingly.
No single customer accounted for more than 10% of our consolidated or segmented sales in the first quarters of 2013 or 2012. Net sales represent sales to third-party external customers. Inter-segment sales revenues other than sales to MillerCoors (see Note 5, "Investments" for additional detail) are insignificant and eliminated in consolidation.
Net sales and income from continuing operations before income taxes below for the thirteen weeks ended March 31, 2012, do not include results from our Central European operations reported within our Europe segment or the Central Europe export and license business reported within our MCI segment, as this business was not acquired until the second quarter of 2012.
The following table presents net sales by segment:

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
	(In millions)
Canada	$395.6	$402.3
Europe	406.4	263.4
MCI	27.0	28.1
Corporate	0.3	0.3
Eliminations(1)	(0.8)	(2.7)
Consolidated	$828.5	$691.4

(1)	Represents inter-segment sales from the Europe segment to the MCI segment.
The following table presents income (loss) from continuing operations before income taxes by segment:

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
	(In millions)
Canada	$36.4	$43.9
U.S.	117.4	118.9
Europe	(3.7)	1.3
MCI	(6.1)	(8.6)
Corporate(1)	(102.6)	(58.9)
Consolidated	$41.4	$96.6

(1)	The increase in the loss in Corporate in the first quarter of 2013 compared to the first quarter of 2012 is due to higher interest expense as a result of financing related to the Acquisition.

The following table presents total assets by segment:

	As of
	March 30, 2013	December 29, 2012
	(In millions)
Canada	$6,375.4	$6,547.1
U.S.	2,530.4	2,431.8
Europe	6,464.1	6,742.4
MCI	91.8	92.0
Corporate	481.0	398.9
Consolidated	$15,942.7	$16,212.2

5. Investments
Our investments include both equity method and consolidated investments. Those entities identified as variable interest entities ("VIEs") have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, consolidate these entities. None of our consolidated VIEs held debt as of March 30, 2013, or December 29, 2012. We have not provided any financial support to any of our VIEs during the quarter that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. As of March 30, 2013, and December 29, 2012, our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K.") and Grolsch and our unconsolidated VIEs are Brewers' Retail Inc. ("BRI"), Brewers' Distributor Ltd. ("BDL") and Modelo Molson Imports, L.P. ("MMI"). Tradeteam is an equity method investment but is not considered a VIE.
Equity Investments
Investment in MillerCoors
Summarized financial information for MillerCoors is as follows:
Condensed Balance Sheets

	As of
	March 31, 2013	December 31, 2012
	(In millions)
Current assets	$1,026.9	$841.4
Non-current assets	8,931.4	8,949.9
Total assets	$9,958.3	$9,791.3
Current liabilities	$870.3	$958.5
Non-current liabilities	1,522.5	1,537.5
Total liabilities	2,392.8	2,496.0
Noncontrolling interests	29.7	28.4
Owners' equity	7,535.8	7,266.9
Total liabilities and equity	$9,958.3	$9,791.3

The following represents our proportional share in MillerCoors' equity:

	As of
	March 31, 2013	December 31, 2012
	(In millions, except percentages)
MillerCoors owners' equity	$7,535.8	$7,266.9
MCBC economic interest	42%	42%
MCBC proportionate share in MillerCoors' equity	3,165.0	3,052.1
Difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(1)	(669.6)	(670.8)
Accounting policy elections	35.0	35.0
Timing differences of cash contributions and distributions as a result of different fiscal periods	—	15.5
Investment in MillerCoors	$2,530.4	$2,431.8

(1)
Our net investment in MillerCoors is based on the carrying values of the net assets contributed to the joint venture which is less than our proportional share of underlying equity (42%) of MillerCoors (contributed by both Coors Brewing Company ("CBC") and Miller Brewing Company ("Miller")). This basis difference, with the exception of certain non-amortizing items (goodwill, land, etc.) is being amortized as additional equity income over the remaining useful lives of the contributed long-lived amortizing assets.

Results of Operations

	Three Months Ended
	March 31, 2013	March 31, 2012
	(In millions)
Net sales	$1,788.3	$1,759.8
Cost of goods sold	(1,088.7)	(1,070.0)
Gross profit	$699.6	$689.8
Operating income	$274.5	$279.0
Net income attributable to MillerCoors	$271.9	$275.3
The following represents our proportional share in net income attributable to MillerCoors reported under the equity method:

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
	(In millions, except percentages)
Net income attributable to MillerCoors	$271.9	$275.3
MCBC economic interest	42%	42%
MCBC proportionate share of MillerCoors net income	114.2	115.6
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors	1.2	0.4
Share-based compensation adjustment(1)	2.0	2.9
Equity income in MillerCoors	$117.4	$118.9

(1)	The net adjustment is to eliminate all share-based compensation impacts related to pre-existing SABMiller plc equity awards held by former Miller employees now employed by MillerCoors.

The following table summarizes our transactions with MillerCoors:

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
	(In millions)
Beer sales to MillerCoors	$4.4	$4.9
Beer purchases from MillerCoors	$3.1	$2.3
Service agreement costs and other charges to MillerCoors	$0.6	$1.1
Service agreement costs and other charges from MillerCoors	$0.2	$0.2
As of March 30, 2013, and December 29, 2012, we had $0.4 million and $0.8 million of net payables due to MillerCoors, respectively.
Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	March 30, 2013		December 29, 2012
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Grolsch	$6.4	$2.0	$10.0	$5.6
Cobra U.K.	$32.5	$2.4	$33.2	$3.3

6. Share-Based Payments
During the first quarters of 2013 and 2012, we recognized share-based compensation expense related to the following Class B common stock awards to certain directors, officers and other eligible employees, pursuant to the Molson Coors Brewing Company Incentive Compensation Plan ("Incentive Compensation Plan"): restricted stock units ("RSU"), deferred stock units ("DSU"), performance share units ("PSU"), performance units ("PU") and stock options. As part of our annual grant in the first quarter of 2013 we issued PSUs in place of PUs that had previously been granted in each of the past three years. The settlement amount of the PSUs is determined based on market and performance metrics, which include our total shareholder return performance relative to our peers and specified adjusted earnings per share, respectively. PSU compensation expense is based on a fair value assigned to the market metric using a Monte Carlo model, which will remain constant throughout the vesting period of three years, and a performance multiplier, which will vary due to changing estimates of adjusted earnings per share.
The following table summarizes share-based compensation expense:

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
	(In millions)
Pre-tax compensation expense	$11.1	$4.8
Tax benefit	(3.4)	(1.5)
After-tax compensation expense	$7.7	$3.3
The increase in expense during 2013 was primarily driven by accelerated expense related to certain RSUs and PSUs granted in the first quarter of 2013.
As of March 30, 2013, there was $29.0 million of total unrecognized compensation cost from all share-based compensation arrangements granted under the Incentive Compensation Plan, related to unvested shares. This compensation expense is expected to be recognized over a weighted-average period of approximately 1.7 years.

The following table represents the summary of stock options and stock-only stock appreciation rights ("SOSAR") outstanding as of March 30, 2013, and the activity during the first quarter of 2013:

	Shares outstanding	Weighted-average exercise price per share	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 29, 2012	6.0	$40.55	4.05	$23.2
Granted	0.2	$45.22
Exercised	(0.7)	$34.68
Forfeited	—	$—
Outstanding as of March 30, 2013	5.5	$41.57	4.11	$44.2
Exercisable at March 30, 2013	4.8	$41.24	3.52	$41.0
The total intrinsic values of stock options exercised during the first quarter of 2013 and 2012 were $8.9 million and $9.4 million, respectively. During the first quarter of 2013 and 2012, cash received from stock option exercises was $27.2 million and $19.7 million, respectively, and the total tax benefit for the tax deductions from these stock option exercises and other awards was $1.6 million and $3.3 million, respectively.
The following table represents non-vested RSUs, DSUs, PSUs and PUs as of March 30, 2013, and the activity during the first quarter of 2013:

	RSUs and DSUs		PUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 29, 2012	0.7	$43.06	1.7	$10.90	—	$—
Granted	0.2	$41.42	—	$—	0.2	$43.10
Vested	(0.1)	$43.13	(0.6)	$11.64	—	$—
Forfeited	(0.1)	$42.92	(0.1)	$7.37	—	$—
Non-vested as of March 30, 2013	0.7	$42.64	1.0	$6.45	0.2	$43.10
The fair value of each option granted in the first quarter of 2013 and 2012 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Risk-free interest rate	1.43%	1.56%
Dividend yield	2.88%	2.98%
Volatility range	22.39%-25.90%	25.80%-27.56%
Weighted-average volatility	25.02%	25.84%
Expected term (years)	7.7	4.0-7.7
Weighted-average fair market value	$8.39	$8.18
The risk-free interest rates utilized for periods throughout the contractual life of the stock options are based on a zero-coupon U.S. Treasury security yield at the time of grant. Expected volatility is based on a combination of historical and implied volatility of our stock. The expected term of stock options is estimated based upon observations of historical employee option exercise patterns and trends. The range on the expected term in 2012 results from awards granted to separate groups of employees who exhibit different historical exercise behavior.
The fair value of the market metric for each PSU granted in the first quarter of 2013 was determined on the date of grant using a Monte Carlo model to simulate total shareholder return for MCBC and peer companies. This value was calculated at $43.10 using a term of 2.83 years as the time between grant date and the end of the performance period. Specific inputs into this valuation, derived using the specified term including a volatility of 21.13% for MCBC and between a range of 12% and 69% for our peers, a risk-free interest rate of 0.33% and a dividend yield of 2.88%.

As of March 30, 2013, there were 7.7 million shares of the Company's stock available for issuance as awards under the MCBC Incentive Compensation Plan.
7. Special Items
We have incurred charges or recognized gains that we do not believe to be indicative of our core operations. As such, we have separately classified these amounts as special items. The table below summarizes special items recorded by segment:

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
	(In millions)
Employee related charges
Restructuring(1)
Canada	$1.3	$1.6
Europe	3.3	1.8
Corporate	0.3	1.1
Special termination benefits
Canada(2)	0.8	0.5
Unusual or infrequent items
Europe - Release of non-income-related tax reserve(3)	(4.2)	(3.5)
Total Special items, net	$1.5	$1.5

(1)
During 2013 and 2012, we recognized expenses associated with restructuring programs focused on labor savings and organizational effectiveness across all functions. As a result, we have reduced headcount by approximately 660 employees since the start of 2012.

(2)
During the first quarters of 2013 and 2012, we recognized charges related to special termination benefits as eligible employees elected early retirement offered as a result of the ratification of Collective Bargaining Agreements with MCC's brewery groups.

(3)
During 2009, we established a non-income-related tax reserve of $10.4 million that was recorded as a special item. Our estimates indicated a range of possible loss relative to this reserve of zero to $22.3 million, inclusive of potential penalties and interest. The amounts recorded in 2013 and 2012 represent the release of this reserve as a result of a change in estimate. As a result, this non-income-related tax reserve is fully released as of March 30, 2013.

The table below summarizes the activity in the restructuring accruals by segment:

	Canada	Europe	MCI	Corporate	Total
	(In millions)
Total at December 29, 2012	$7.1	$13.4	$2.8	$1.5	$24.8
Charges incurred	1.3	3.3	—	0.3	4.9
Payments made	(2.9)	(2.6)	(1.7)	(0.3)	(7.5)
Foreign currency and other adjustments	(0.2)	(0.4)	—	—	(0.6)
Total at March 30, 2013	$5.3	$13.7	$1.1	$1.5	$21.6

8. Other Income and Expense
The table below summarizes other income and expense:

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
	(In millions)
Gain on sale of non-operating asset(1)	$1.2	$—
Gain (loss) from other foreign exchange and derivative activity(2)	2.7	(1.7)
Other, net	0.4	0.3
Other income (expense), net	$4.3	$(1.4)

(1)	Gain realized for proceeds received related to a non-income-related tax settlement resulting from historical activity within our former investment in the Montreal Canadiens.

(2)
Included in this amount is an unrealized gain of $20.1 million for the first quarter of 2013 related to foreign currency movements on foreign-denominated financing instruments entered into in conjunction with the closing of the Acquisition. This is offset by an unrealized loss of $10.6 million related to foreign exchange contracts to hedge our risk associated with payments of this foreign-denominated debt. See Note 12, "Debt" and Note 14, "Derivative Instruments and Hedging Activities" for further discussion of financing activities related to the Acquisition. Additionally, we recorded losses of $6.8 million and $1.7 million for the first quarters of 2013 and 2012, respectively, related to other foreign exchange and derivative activity.

9. Income Tax
Our effective tax rates for the first quarters of 2013 and 2012 were approximately 8% and 18%, respectively. The first quarter 2013 tax rate decreased versus 2012 largely due to the release of a valuation allowance as a result of a capital gain generated in the first quarter of 2013. This created a discrete tax benefit in the quarter.
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
As of March 30, 2013, and December 29, 2012, we had unrecognized tax benefits including interest, penalties and offsetting positions of $82.1 million. The allocation of this balance between current and noncurrent has not changed materially since December 29, 2012.

10. Earnings Per Share
Basic net income per share was computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share includes the additional dilutive effect of our potentially dilutive securities, which include stock options, SOSARs, RSUs, PSUs, PUs, and DSUs. The dilutive effects of our potentially dilutive securities are calculated using the treasury stock method. Diluted income per share could also be impacted by our convertible debt and related warrants outstanding to the extent dilutive. The following summarizes the effect of dilutive securities on diluted EPS:

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
	(In millions, except per share amounts)
Amounts attributable to MCBC
Net income (loss) from continuing operations	$36.5	$79.4
Income (loss) from discontinued operations, net of tax	(0.9)	0.1
Net income (loss) attributable to MCBC	$35.6	$79.5
Weighted-average shares for basic EPS	181.7	180.3
Effect of dilutive securities:
Stock options and SOSARs	0.7	0.8
RSUs, PSUs, PUs and DSUs	0.5	0.6
Weighted-average shares for diluted EPS	182.9	181.7
Basic net income (loss) per share:
Continuing operations attributable to MCBC	$0.20	$0.44
Discontinued operations attributable to MCBC	—	—
Basic net income (loss) attributable to MCBC	$0.20	$0.44
Diluted net income (loss) per share:
Continuing operations attributable to MCBC	$0.20	$0.44
Discontinued operations attributable to MCBC	—	—
Diluted net income (loss) attributable to MCBC	$0.20	$0.44
Dividends declared and paid per share	$0.32	$0.32
The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on diluted earnings per share:

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
	(In millions)
Stock options, SOSARs and RSUs	0.2	0.8
Shares of Class B common stock issuable upon assumed conversion of the 2.5% Convertible Senior Notes(1)	11.0	10.9
Warrants to issue shares of Class B common stock(1)	11.0	10.9
Shares of Class B common stock issuable upon assumed conversion of the €500 million Convertible Note(2)	0.2	—
Total anti-dilutive securities	22.4	22.6

(1)
In June 2007, we issued $575 million of senior convertible notes due July 2013. The impact of a net share settlement of the conversion amount at maturity will begin to dilute earnings per share if and when our stock price reaches $52.18. The impact of stock that could be issued to settle share obligations we could have under the warrants we issued simultaneously with the senior convertible notes issuance will begin to dilute earnings per share when our stock price reaches $66.79. The potential receipt of our stock from counterparties under our purchased call options when and if our stock price is between $52.18 and $66.79 would be anti-dilutive and excluded from any calculations of earnings per share.

(2)
Upon closing of the Acquisition in June 2012, we issued a €500 million Zero Coupon Senior Unsecured Convertible Note due 2013 to the Seller. The impact of a net share settlement of the conversion amount at maturity will begin to dilute earnings per share if and when our stock price reaches $49.71 based on foreign exchange rates at March 30, 2013. See further discussion in Note 12, "Debt."

11. Goodwill and Intangible Assets
The following summarizes the change in goodwill for the first quarter of 2013:

	Canada	Europe	MCI	Consolidated
	(In millions)
Balance at December 29, 2012	$764.0	$1,680.9	$8.2	$2,453.1
Foreign currency translation	(14.0)	(73.1)	—	(87.1)
Purchase price adjustment	—	(0.3)	—	(0.3)
Balance at March 30, 2013	$750.0	$1,607.5	$8.2	$2,365.7
The following table presents details of our intangible assets, other than goodwill, as of March 30, 2013:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$464.1	$(204.0)	$260.1
Distribution rights	2 - 23	342.5	(252.7)	89.8
Patents and technology and distribution channels	3 - 10	33.2	(29.4)	3.8
Favorable contracts, land use rights and other	2 - 42	12.2	(6.3)	5.9
Intangible assets not subject to amortization:
Brands	Indefinite	5,659.0	—	5,659.0
Distribution networks	Indefinite	994.3	—	994.3
Other	Indefinite	15.4	—	15.4
Total		$7,520.7	$(492.4)	$7,028.3

The following table presents details of our intangible assets, other than goodwill, as of December 29, 2012:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$480.6	$(205.7)	$274.9
Distribution rights	2 - 23	350.8	(255.0)	95.8
Patents and technology and distribution channels	3 - 10	35.3	(31.1)	4.2
Favorable contracts, land use rights and other	2 - 42	13.6	(5.4)	8.2
Intangible assets not subject to amortization:
Brands	Indefinite	5,821.6	—	5,821.6
Distribution networks	Indefinite	1,014.7	—	1,014.7
Other	Indefinite	15.4	—	15.4
Total		$7,732.0	$(497.2)	$7,234.8
The changes in the gross carrying amounts of intangibles from December 29, 2012, to March 30, 2013, are primarily driven by the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies.

The balances as of March 30, 2013, and December 29, 2012, include the preliminary fair values, using a foreign exchange rate at the date of Acquisition, of $145.6 million for brand intangibles with a 30 year useful life, $2,281.0 million for brand intangibles with an indefinite-life and a preliminary fair value of a favorable supply contract and other intangibles of $12.0 million with a 1.5 year useful life as a result of the Acquisition. See Note 3, "Acquisition of StarBev" for total allocation of consideration.
Based on foreign exchange rates as of March 30, 2013, the estimated future amortization expense of intangible assets is as follows:

Fiscal year	Amount
(In millions)
2013 - remaining	$34.9
2014	$38.7
2015	$36.2
2016	$36.2
2017	$22.3
Amortization expense of intangible assets was $11.9 million and $9.3 million for the first quarters of 2013 and 2012, respectively, and is presented within marketing, general and administrative expenses.
We completed the required annual impairment testing as of July 1, 2012, the first day of our fiscal third quarter, and concluded there were no impairments of goodwill or other indefinite-lived intangible assets. Given the timing of our Acquisition, the Central Europe reporting unit and the associated indefinite-lived intangibles were not part of our annual impairment testing as we relied upon the fair value as of the Acquisition date and performed a qualitative assessment to ensure no significant changes between the Acquisition and July 1, 2012. Given the change in our operating segments effective the first day of our fiscal year 2013 to combine our U.K. and Ireland business with our Central Europe organization, which resulted in a single European segment, we re-evaluated our reporting units during the first quarter of 2013. This re-evaluation resulted in an aggregation of our U.K. and Central Europe businesses into one Europe reporting unit. As part of this re-evaluation, we also determined that a goodwill impairment trigger did not exist at either of the previous U.K. or Central Europe reporting unit levels prior to or upon aggregation. The discussion below focuses on results of our 2012 annual impairment testing of goodwill, which references our historical U.K. and Central Europe reporting units. Effective for our 2013 annual impairment testing of goodwill to occur during the third quarter of 2013, we will perform testing at the Europe reporting unit level.
Through our annual impairment testing of goodwill performed in the third quarter of 2012, we determined that the fair value of our U.K. and Canada reporting units were close to failing step one of the goodwill impairment test. The fair value of the U.K. reporting unit was estimated at approximately 7% in excess of its carrying value (of which $818.1 million is goodwill as of March 30, 2013) and the fair value of the Canada reporting unit was estimated at approximately 15% in excess of its carrying value (of which $750.0 million is goodwill as of March 30, 2013). The reporting units are therefore at risk of a future impairment in the event of significant unfavorable changes in the forecasted cash flows, terminal growth rates, market transaction multiples and/or weighted-average cost of capital utilized in the discounted cash flow analysis. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections reflect challenging environments that have been adversely impacted by a weak economy across all industries, partially offset by anticipated cost savings and specific brand-building and innovation activities. Through our annual impairment testing of indefinite-lived intangibles, it was determined that the fair value of our Molson core brands were close to failing step one of the impairment test, with the fair value of the Molson core brands estimated at approximately 14% in excess of its carrying value (of which $3,002.3 million is indefinite-lived intangibles as of March 30, 2013). The Molson core brands face similar risks and challenges as the Canada reporting unit, as described above. Additionally, our annual impairment testing of indefinite-lived intangibles indicated that the Carling brand in the U.K. (of which $304.6 million is indefinite-lived intangible as of March 30, 2013) continued to have a fair value significantly in excess of its carrying value.
As of March 30, 2013, we had $789.4 million of goodwill and $2,332.1 million of indefinite-lived intangibles, primarily related to brands, associated with Central Europe. Since the Acquisition, our Central Europe business, along with other European corporations across all industries, has been adversely impacted by the weak economy in Europe. If this continues, a future impairment charge may be required.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our Europe and Canada reporting units and Molson core and European brands may include such items as: (i) a decrease in expected future cash flows, specifically, an increase in required pension contributions, a decrease in sales volume, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) an economic recovery that significantly differs from our assumptions in timing and/or degree, (iii) volatility in the equity and debt markets which could result in a higher discount rate; and (iv) sensitivity to market transaction multiples.
While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the first quarter of 2013. However, recent litigation related to the licensing agreement with Miller in Canada, for which we have a definite-lived intangible asset with a carrying value of $66.4 million as of March 30, 2013, could result in a possible future impairment. See Note 16, "Commitments and Contingencies" for further discussion.
12. Debt
Debt obligations
Our total borrowings as of March 30, 2013, and December 29, 2012, were composed of the following:

	As of
	March 30, 2013	December 29, 2012
	(In millions)
Senior notes:
$575 million 2.5% convertible notes due 2013(1)	$575.0	$575.0
€500 million 0.0% convertible note due 2013(2)	678.3	668.7
Canadian Dollar ("CAD") 900 million 5.0% notes due 2015	884.6	902.7
CAD 500 million 3.95% Series A notes due 2017	491.5	501.5
$300 million 2.0% notes due 2017	300.0	300.0
$500 million 3.5% notes due 2022	500.0	500.0
$1.1 billion 5.0% notes due 2042	1,100.0	1,100.0
€120 million term loan due 2016	120.1	123.9
Other long-term debt	0.4	0.5
Commercial Paper(3)	—	—
Credit facilities(3)	—	—
Less: unamortized debt discounts and other	(12.0)	(17.4)
Total long-term debt (including current portion)	4,637.9	4,654.9
Less: current portion of long-term debt	(1,247.1)	(1,232.4)
Total long-term debt	$3,390.8	$3,422.5

Short-term borrowings	$13.3	$13.2
Current portion of long-term debt	1,247.1	1,232.4
Current portion of long-term debt and short-term borrowings	$1,260.4	$1,245.6

(1)
The original conversion price for each $1,000 aggregate principal amount of notes was $54.76 per share of our Class B common stock, which represented a 25% premium above the stock price on the day of issuance of the notes and corresponded to the initial conversion ratio of 18.263 shares per each $1,000 aggregate principal amount of notes. The conversion ratio and conversion price are subject to adjustments for certain events and provisions, as defined in the indenture, including adjustments reflected for exceeding defined thresholds related to our dividend payments. As of November 2012, our conversion price and ratio are $52.18 and 19.1662 shares, respectively. As of March 30, 2013, the convertible debt's if-converted value does not exceed the principal.

During the first quarters of 2013 and 2012, we incurred additional non-cash interest expense of $4.6 million and $4.5 million, respectively. We also incurred interest expense related to the 2.5% convertible coupon rate of $3.6 million and $3.7 million during the first quarters of 2013 and 2012, respectively. The combination of non-cash and cash interest resulted in an effective interest rate of 5.8% and 5.9% for the first quarters of 2013 and 2012, respectively. As of March 30, 2013, and December 29, 2012, $6.2 million and $10.8 million, respectively, of the unamortized debt discount and other balance relates to our $575 million convertible debt. We expect to record additional non-cash interest expense of $6.2 million during the remainder of 2013, thereby increasing the carrying value of the convertible debt to its $575 million face value at maturity in July 2013. As the notes mature in July 2013, the carrying value at March 30, 2013, is included within the current portion of long-term debt.

(2)
On June 15, 2012, we issued a €500 million Zero Coupon Senior Unsecured Convertible Note due 2013 (the ''Convertible Note'') to the Seller in conjunction with the closing of the Acquisition. The Convertible Note matures on December 31, 2013, and is a senior unsecured obligation guaranteed by MCBC. The Seller has the ability to exercise a put right with respect to the Convertible Note as of March 14, 2013, (the “First Redemption Date”) and ending on December 19, 2013, for the greater of the principal amount of the Convertible Note or the aggregate cash value of 12,894,044 shares of our Class B Common Stock, as adjusted for certain corporate events. The Convertible Note's embedded conversion feature was determined to meet the definition of a derivative required to be bifurcated and separately accounted for at fair value with changes in fair value recorded in earnings. At issuance, we recorded a liability of $15.2 million related to the conversion feature. The Convertible Note was issued at a discount of $1.3 million, which has been recognized as interest expense over the period from issuance to the First Redemption Date. As of March 30, 2013, the carrying value of the Convertible Note is included within the current portion of long-term debt.

The carrying value of the Convertible Note and fair value of the conversion feature at March 30, 2013, were $640.9 million and $37.4 million, respectively. We recognized an unrealized loss of $29.5 million during the first quarter of 2013 related to changes in the fair value of the conversion feature. The non-cash interest, excluding the change in fair value of the convertible feature, resulted in an effective interest rate of 0.25% for the first quarter of 2013. See Note 14, "Derivative Instruments and Hedging Activities" for further discussion of the conversion feature.

(3)
In the first quarter of 2013, a $950 million commercial paper program was approved and implemented. The commercial paper program is supported by our $550 million and $400 million revolving credit facilities. As of March 30, 2013, there were no outstanding borrowings under the commercial paper program.

In the third quarter of 2012, we entered into a revolving credit agreement ("Euro Credit Agreement") to support our operations in Central Europe within our Europe segment. The Euro Credit Agreement provides for a 1-year revolving credit facility of €150 million on an uncommitted basis.
In the second quarter of 2012, we entered into a revolving credit agreement (the ''Credit Agreement''). The Credit Agreement provides for a 4-year revolving credit facility of $550 million. The Credit Agreement contains customary events of default and specified representations and warranties and covenants, including, among other things, covenants that limit our subsidiaries' ability to incur certain additional priority indebtedness, create or permit liens on assets, or engage in mergers or consolidations.
In the second quarter of 2011, we entered into an agreement for a 4-year revolving multicurrency credit facility of $400 million, which provides a $100 million sub-facility available for the issuance of letters of credit.
There were no outstanding borrowings on any of our credit facilities as of March 30, 2013.
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of March 30, 2013, and December 29, 2012, the fair value of our outstanding long-term debt (including current portion) was $4,945.2 million and $4,993.0 million, respectively. Our €120 million term loan and all senior notes are valued based on significant observable inputs and would be classified as Level 2 in the fair value hierarchy. The fair value measurement of the conversion feature embedded in the Convertible Note includes significant unobservable inputs and is classified as Level 3 in the fair value hierarchy. See Note 14, "Derivative Instruments and Hedging Activities" for further discussion regarding the fair value of the conversion feature related to the Convertible Note. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values.

Other
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions and transfers of assets. As of March 30, 2013, and December 29, 2012, we were in compliance with all of these restrictions and have met all debt payment obligations.
13. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) for the first quarter of 2013 were as follows:

	MCBC shareholders
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 29, 2012	$1,187.5	$(17.7)	$(844.1)	$(398.0)	$(72.3)
Foreign currency translation adjustments	(268.7)	—	—	—	(268.7)
Unrealized gain (loss) on derivative instruments	—	23.7	—	—	23.7
Reclassification of derivative losses to income	—	0.2	—	—	0.2
Amortization of net prior service costs and net actuarial losses to income	—	—	13.5	—	13.5
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	(10.8)	(10.8)
Tax adjustment related to investment in MillerCoors AOCI reclassification(1)	—	—	—	34.3	34.3
Tax benefit (expense)	7.4	(10.7)	(0.5)	4.1	0.3
As of March 30, 2013	$926.2	$(4.5)	$(831.1)	$(370.4)	$(279.8)

(1)
During the first quarter of 2013 we recorded a tax adjustment related to the reclassification of amounts from the investment in MillerCoors to AOCI that was recorded in the fourth quarter of 2012, to reflect our proportional share of MillerCoors AOCI at formation. We made this reclassification in 2012 as we believe the new presentation provides improved transparency of our share of MillerCoors AOCI. This tax adjustment, which should have been made in 2012 with the reclassification, was not material to either the current or prior period financial statements taken as a whole and therefore prior periods do not reflect the adjustment.

Reclassifications from AOCI to income for the first quarter of 2013 were as follows:

	Reclassifications from AOCI	Location of gain (loss) recognized in income
	(In millions)
Gains/(losses) on cash flow hedges:
Forward starting interest rate swaps	$(0.4)	Interest expense, net
Foreign currency forwards	(0.1)	Other income (expense), net
Foreign currency forwards	0.5	Cost of goods sold
Commodity swaps	(0.2)	Cost of goods sold
Total income (loss) reclassified, before tax	(0.2)
Income tax benefit (expense)	0.1
Net income (loss) reclassified, net of tax	$(0.1)

Amortization of defined benefit pension and other postretirement benefit plan items:
Prior service benefit (cost)	$0.7	(1)
Net actuarial gains (losses)	(14.2)	(1)
Total income (loss) reclassified, before tax	(13.5)
Income tax benefit (expense)	2.9
Net income (loss) reclassified, net of tax	$(10.6)

Total income (loss) reclassified, net of tax	$(10.7)

(1)	These components of AOCI are included in the computation of net periodic pension and other postretirement benefit cost. See Note 15, "Pension and Other Postretirement Benefits" for additional details.

14. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented in Notes 1 and 18 of the Notes included in our Annual Report and did not significantly change during the first quarter of 2013. As noted in Note 18 of the Notes included in our Annual Report, due to the nature of our counterparty agreements, and that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and therefore present our derivative positions gross in our condensed consolidated balance sheets. Our significant derivative/hedge positions have not changed significantly since year-end, except as noted below.
Significant Derivative/Hedge Positions
Derivative Activity Related to the Acquisition
In the first quarter of 2013, we began executing a series of financial foreign exchange forward contracts to hedge our risk associated with payments of our Euro-denominated Convertible Note issued to the Seller simultaneous with the closing of the Acquisition in June 2012. These contracts are not designated in hedge accounting relationships. As such, changes in fair value of these swaps are recorded in other income (expense) in our condensed consolidated statement of operations.

Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk. The table below summarizes our derivative assets and liabilities that were measured at fair value as of March 30, 2013, and December 29, 2012.

		Fair value measurements as of March 30, 2013
	Total at March 30, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(206.2)	$—	$(206.2)	$—
Foreign currency forwards	(4.0)	—	(4.0)	—
Commodity swaps	(1.4)	—	(1.4)	—
Equity conversion feature of debt	(37.4)	—	—	(37.4)
Total	$(249.0)	$—	$(211.6)	$(37.4)

		Fair value measurements as of December 29, 2012
	Total at December 29, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(220.4)	$—	$(220.4)	$—
Foreign currency forwards	(1.7)	—	(1.7)	—
Commodity swaps	(2.5)	—	(2.5)	—
Equity conversion feature of debt	(7.9)	—	—	(7.9)
Total	$(232.5)	$—	$(224.6)	$(7.9)

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 30, 2013. Both observable and unobservable inputs may be used to determine the fair value of positions that we have classified within the Level 3 category. As a result, the unrealized gains (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.
The table below summarizes derivative valuation activity using significant unobservable inputs (Level 3) (in millions):

Rollforward of Level 3 Inputs
Total at December 29, 2012	$(7.9)
Total losses (realized/unrealized)
Included in earnings	(29.5)
Included in other comprehensive income	—
Purchases	—
Sales	—
Issuances	—
Settlements	—
Net transfers in/out of Level 3	—
Total at March 30, 2013	$(37.4)
Unrealized losses for Level 3 assets/liabilities outstanding at March 30, 2013	$(29.5)

We had no significant transfers between Level 1 and 2 during the first quarter of 2013. As of March 30, 2013, and December 29, 2012, the conversion feature related to the Convertible Note was classified as a Level 3 derivative due to valuations based upon significant unobservable inputs. New derivative contracts transacted during the first quarter 2013 were all included in Level 2.
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value, were as follows (in millions):

	Balance at March 30, 2013	Valuation Technique	Significant Unobservable Input(s)/Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range
Equity conversion feature of debt	$(37.4)	Option model	Implied volatility(1)	21-25%

(1)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
Results of Period Derivative Activity
The tables below include the year to date results of our derivative activity in the condensed consolidated balance sheets as of March 30, 2013, and December 29, 2012, and the condensed consolidated statements of operations for the first quarters ended March 30, 2013, and March 31, 2012.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheet (in millions, except for certain commodity swaps with notional amounts measured in Metric Tonnes, as noted)

	March 30, 2013
			Asset derivatives		Liability derivatives
	Notional amount		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	CAD	601.3	Other non-current assets	$—	Non-current derivative hedging instruments	$(206.2)
Foreign currency forwards	USD	453.2	Other current assets	4.7	Current derivative hedging instruments	(1.1)
			Other non-current assets	3.2	Non-current derivative hedging instruments	(0.2)
Commodity swaps	kWh	485.9	Other current assets	0.3	Current derivative hedging instruments	(0.4)
			Other non-current assets	0.1	Non-current derivative hedging instruments	(0.1)
Total derivatives designated as hedging instruments				$8.3		$(208.0)
Derivatives not designated as hedging instruments:
Equity conversion feature of debt	EUR	500.0			Current portion of long-term debt and short-term borrowings	$(37.4)
Aluminum swaps	Metric tonnes (actual)	2,075	Other current assets	—	Current derivative hedging instruments	(1.4)
Diesel swaps	Metric tonnes (actual)	3,977	Other current assets	0.1	Current derivative hedging instruments	—
Foreign currency forwards	EUR	244.0	Other current assets	—	Current derivative hedging instruments	(10.6)
Total derivatives not designated as hedging instruments				$0.1		$(49.4)
Non-derivative financial instruments in net investment hedge relationships:
€120 million term loan due 2016	EUR	93.7			Long-term debt	$(120.1)
Total non-derivative financial instruments in net investment hedge relationships						$(120.1)

	December 29, 2012
			Asset derivatives		Liability derivatives
	Notional amount		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	CAD	601.3	Other non-current assets	$—	Non-current derivative hedging instruments	$(220.4)
Foreign currency forwards	USD	507.3	Other current assets	2.0	Current derivative hedging instruments	(3.4)
			Other non-current assets	1.4	Non-current derivative hedging instruments	(1.7)
Commodity swaps	kWh	486.1	Other current assets	—	Current derivative hedging instruments	(1.0)
			Other non-current assets	0.2	Non-current derivative hedging instruments	(0.1)
Total derivatives designated as hedging instruments				$3.6		$(226.6)
Derivatives not designated as hedging instruments:
Equity conversion feature of debt	EUR	500.0			Current portion of long-term debt and short-term borrowings	$(7.9)
Aluminum swaps	Metric tonnes (actual)	2,850	Other current assets	$—	Current derivative hedging instruments	(1.4)
Diesel swaps	Metric tonnes (actual)	5,493	Other current assets	—	Current derivative hedging instruments	(0.2)
Total derivatives not designated as hedging instruments				$—		$(9.5)
Non-derivative financial instruments in net investment hedge relationships:
€120 million term loan due 2016	EUR	93.7			Long-term debt	$(123.9)
Total non-derivative financial instruments in net investment hedge relationships						$(123.9)
MCBC allocates the current and non-current portion of each contract to the corresponding derivative account above.
The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (in millions)

For the Thirteen Weeks Ended March 30, 2013
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forwards	8.9	Other income (expense), net	(0.1)	Other income (expense), net	—
		Cost of goods sold	0.5	Cost of goods sold	—
Commodity swaps	0.6	Cost of goods sold	(0.2)	Cost of goods sold	—
Total	$9.5		$(0.2)		$—

For the Thirteen Weeks Ended March 30, 2013
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency contracts	$14.2	Other income (expense), net	$—	Other income (expense), net	$—
€120 million term loan due 2016	3.7	Other income (expense), net	—	Other income (expense), net	—
Total	$17.9		$—		$—
Note: Amounts recognized in AOCI related to cash flow and net investment hedges are presented gross of taxes
During the period we recorded no significant ineffectiveness related to these cash flow and net investment hedges.

For the Thirteen Weeks Ended March 31, 2012
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forwards	(8.0)	Other income (expense), net	(0.6)	Other income (expense), net	—
		Cost of goods sold	(1.1)	Cost of goods sold	—
Commodity swaps	1.3	Cost of goods sold	(0.3)	Cost of goods sold	—
Total	$(6.7)		$(2.4)		$—

For the Thirteen Weeks Ended March 31, 2012
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency contracts	$(20.5)	Other income (expense), net	$—	Other income (expense), net	$—
Total	$(20.5)		$—		$—
Note: Amounts recognized in AOCI are presented gross of taxes
During the period we recorded no significant ineffectiveness related to these cash flow hedges.
We expect net gains of approximately $3.9 million (pre-tax) recorded in AOCI at March 30, 2013, will be reclassified into earnings within the next 12 months. The maximum length of time over which forecasted transactions are hedged is three years, and such transactions relate to foreign exchange, interest rate and commodity exposures.
Other Derivatives (in millions)

For the Thirteen Weeks Ended March 30, 2013
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Equity conversion feature of debt	Interest expense, net	$(29.7)
	Other income (expense), net	0.2
Foreign currency forwards	Other income (expense), net	(10.6)
Total		$(40.1)

For the Thirteen Weeks Ended March 31, 2012
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$0.1
Total		$0.1

15. Pension and Other Postretirement Benefits
Net Periodic Pension and OPEB Cost

	For the Thirteen Weeks Ended
	March 30, 2013			March 31, 2012
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Components of net periodic pension and OPEB cost:
Service cost - benefits earned during the year	$4.0	$0.9	$4.9	$4.2	$0.7	$4.9
Interest cost on projected benefit obligation	39.4	1.8	41.2	41.1	2.0	43.1
Expected return on plan assets	(44.7)	—	(44.7)	(43.5)	—	(43.5)
Amortization of prior service cost (benefit)	0.2	(0.9)	(0.7)	0.2	(0.9)	(0.7)
Amortization of net actuarial loss (gain)	14.3	(0.1)	14.2	9.8	(0.1)	9.7
Less: expected participant contributions	(0.3)	—	(0.3)	(0.4)	—	(0.4)
Net periodic pension and OPEB cost	$12.9	$1.7	$14.6	$11.4	$1.7	$13.1
During the first quarter of 2013, employer contributions to the defined benefit plans were $23.4 million. Expected total fiscal year 2013 employer contributions to the defined benefit plans are approximately $110 million. MillerCoors, Brewers' Retail Inc. ("BRI") and Brewers' Distributor Limited ("BDL") contributions to their defined benefit pension and other postretirement benefit plans are not included above, as they are not consolidated in our financial statements.
16. Commitments and Contingencies
Discontinued Operations
Kaiser
In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In addition, we provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. The discontinued operations balances within the current and non-current liabilities of our condensed consolidated balance sheets consist entirely of our estimates of these liabilities. These liabilities are denominated in Brazilian Reais and are therefore subject to foreign exchange gains or losses, which are recognized in the discontinued operations section of the condensed consolidated statement of operations. There have been no changes in the underlying liabilities from the prior year ended December 29, 2012, therefore all changes in the current and non-current liabilities of discontinued operations during the first quarter of 2013 are due to fluctuations in foreign exchange rates from December 29, 2012, to March 30, 2013. In the first quarters of 2013 and 2012, we recognized a loss of $0.9 million and a gain of $0.1 million, respectively, from discontinued operations associated with foreign exchange gains and losses related to indemnities we provided to FEMSA. Our exposure related to the tax, civil and labor indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. Separately, the maximum potential claims amount remaining for the purchased tax credits was $173.1 million as of March 30, 2013.
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

Rocky Mountain Metal Container ("RMMC"), a Colorado limited liability company, is a joint venture with Ball Corporation in which MillerCoors holds and consolidates a 50% interest. As of March 30, 2013, and December 29, 2012, we guaranteed $4.5 million of RMMC debt, which is due in the fourth quarter of 2013.
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
Related to guarantees, other liabilities in the accompanying condensed consolidated balance sheets include $6.1 million as of March 30, 2013, and $6.2 million as of December 29, 2012, both of which are non-current.
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have accrued an aggregate of $14.4 million as of March 30, 2013, and $14.5 million as of December 29, 2012. We believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our condensed consolidated financial statements.
In addition to the specific cases discussed below, we are involved in other disputes and legal actions arising in the ordinary course of our business. Additionally, during the first quarter of 2013 we became aware of potential liabilities in several Central European countries primarily related to local country regulatory matters. See Note 3, "Acquisition of StarBev" for further discussion. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.
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
Litigation and Other Disputes
In December 2012, Miller Brewing Company (“Miller”) orally informed us of its intent to terminate the license agreement between Miller and us whereby we have exclusive rights to distribute certain Miller products in Canada (the “License Agreement”) including Miller Lite, Miller High Life, Milwaukee's Best, Mickey's, Olde English, Miller Genuine Draft, and Miller Chill. Miller alleges that we failed to meet certain volume sales targets under the License Agreement. We do not believe Miller has any right under the License Agreement or otherwise to terminate the License Agreement. Following this communication, we filed a lawsuit in Ontario, Canada (Molson Canada 2005 v. Miller Brewing Company, Sup. Ct. of Justice-Ontario, CV-12-470589) seeking an injunction preventing Miller from terminating the License Agreement and ordering Miller to abide by its contractual terms. On January 18, 2013, Miller sent written notice to us purporting to terminate the License Agreement. In our lawsuit, we also assert that Miller breached the License Agreement by attempting to terminate the License Agreement. The motion for the injunction is scheduled for May 9, 2013.
We intend to vigorously assert and defend our rights in this lawsuit. At this time, we are unable to predict the outcome of this litigation or the impact, if any, of an adverse outcome on our business and results of operations, including any possible future asset impairment. We recognized net sales related to the License Agreement of $17.2 million and $16.7 million for the first quarters of 2013 and 2012, respectively. Additionally, as of March 30, 2013, we had a definite-lived intangible asset related to the License Agreement with a carrying value of $66.4 million and a remaining life of approximately 7 years.
Environmental
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
The assumptions used are as follows:

•	trust management costs are included in projections with regard to the $120 million threshold, but are expensed only as incurred;

•	income taxes, which we believe are not an included cost, are excluded from projections with regard to the $120 million threshold;

•	a 2.5% inflation rate for future costs; and

•	certain operations and maintenance costs were discounted using a 2.28% risk-free rate of return.
Based on these assumptions, the present value and gross amount of the costs at March 30, 2013, are approximately $3.2 million and $7.3 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.
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
Europe and MCI
We are subject to the requirements of governmental and local environmental and occupational health and safety laws and regulations within each of the countries in which we operate. Compliance with these laws and regulations did not materially affect our first quarter of 2013 capital expenditures, results of operations or our financial or competitive position, and we do not anticipate that they will do so during the remainder of the year.

17. Supplemental Guarantor Information
        For purposes of this Note 17, including the tables, "Parent Guarantor, 2007 and 2012 Issuer" shall mean MCBC and "Subsidiary Guarantors" shall mean certain U.S., European and Canadian subsidiaries reflecting the substantial operations of each of our U.S. and Canadian segments, as well as our U.K. operations of our European segment.
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
Other Debt
On September 22, 2005, MC Capital Finance ULC ("MC Capital Finance") issued $1.1 billion of senior notes consisting of $300 million 4.85% U.S. publicly registered notes due 2010 and CAD 900 million 5.0% privately placed notes maturing on September 22, 2015. These CAD 900 million senior notes were subsequently exchanged for substantially identical CAD 900 million senior notes which were quantified by way of a prospectus in Canada. In connection with an internal corporate reorganization, Molson Coors International LP ("MCI LP") was subsequently added as a co-issuer of the CAD 900 million senior notes in 2007. The $300 million senior notes were repaid in 2010. The continuous disclosure requirements applicable to MC Capital Finance in Canada are satisfied through the consolidating financial information in respect of MC Capital Finance, MCI LP and other subsidiary guarantors of the CAD 900 million senior notes as currently presented within the Subsidiary Guarantors column.
None of our other outstanding debt is publicly registered, and it is all guaranteed on a senior and unsecured basis by the Parent Guarantor and certain Subsidiary Guarantors. These guarantees are full and unconditional and joint and several. See Note 12, "Debt" for details of all debt issued and outstanding as of March 30, 2013.
Presentation
During the first quarter of 2013, we identified necessary corrections to our historical treatment of certain intercompany transactions included as a component of the net investment in and advances to subsidiaries within total assets and MCBC stockholders' equity of the Parent Guarantor. While consolidated totals were not impacted, our December 29, 2012, guarantor condensed consolidating balance sheet presented within this note has been adjusted to reflect the impact of this change, which is limited to the Parent Guarantor column. This revision resulted in a reduction to the amounts attributable to the Parent Guarantor for net investment in and advances to subsidiaries from $11,342.2 million as previously reported, to $10,465.2 million as adjusted, with the offsetting adjustment to the "eliminations" column. This resulted in an equal reduction to MCBC stockholders' equity attributable to the Parent Guarantor from $8,843.9 million as previously reported, to $7,966.9 million as adjusted, with the offsetting adjustment to the "eliminations" column. The changes to our historical guarantor condensed consolidating balance sheet are not material to the financial statements taken as a whole for any periods impacted.
The following information sets forth the condensed consolidating statements of operations for the 13 weeks ended March 30, 2013, and March 31, 2012, condensed consolidating balance sheets as of March 30, 2013, and December 29, 2012, and condensed consolidating statements of cash flows for the 13 weeks ended March 30, 2013, and March 31, 2012. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2013
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$3.9	$972.8	$240.4	$(32.3)	$1,184.8
Excise taxes	—	(303.8)	(52.5)	—	(356.3)
Net sales	3.9	669.0	187.9	(32.3)	828.5
Cost of goods sold	—	(427.7)	(146.7)	27.3	(547.1)
Gross profit	3.9	241.3	41.2	(5.0)	281.4
Marketing, general and administrative expenses	(37.1)	(179.0)	(74.2)	5.0	(285.3)
Special items, net	(0.3)	(0.8)	(0.4)	—	(1.5)
Equity income (loss) in subsidiaries	103.5	(146.4)	41.4	1.5	—
Equity income in MillerCoors	—	117.4	—	—	117.4
Operating income (loss)	70.0	32.5	8.0	1.5	112.0
Interest income (expense), net	(26.0)	48.1	(97.0)	—	(74.9)
Other income (expense), net	(13.6)	30.8	(12.9)	—	4.3
Income (loss) from continuing operations before income taxes	30.4	111.4	(101.9)	1.5	41.4
Income tax benefit (expense)	5.2	(8.0)	(0.7)	—	(3.5)
Net income (loss) from continuing operations	35.6	103.4	(102.6)	1.5	37.9
Income (loss) from discontinued operations, net of tax	—	—	(0.9)	—	(0.9)
Net income (loss) including noncontrolling interests	35.6	103.4	(103.5)	1.5	37.0
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	(1.4)	—	(1.4)
Net income (loss) attributable to MCBC	$35.6	$103.4	$(104.9)	$1.5	$35.6
Comprehensive income attributable to MCBC	$(206.2)	$(119.3)	$(216.2)	$335.5	$(206.2)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2012
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$5.5	$982.7	$59.7	$(39.8)	$1,008.1
Excise taxes	—	(303.9)	(12.8)	—	(316.7)
Net sales	5.5	678.8	46.9	(39.8)	691.4
Cost of goods sold	—	(416.6)	(54.5)	32.3	(438.8)
Gross profit	5.5	262.2	(7.6)	(7.5)	252.6
Marketing, general and administrative expenses	(34.5)	(202.0)	(19.2)	7.5	(248.2)
Special items, net	(1.1)	(0.4)	—	—	(1.5)
Equity income (loss) in subsidiaries	85.0	(117.6)	26.0	6.6	—
Equity income in MillerCoors	—	118.9	—	—	118.9
Operating income (loss)	54.9	61.1	(0.8)	6.6	121.8
Interest income (expense), net	—	74.1	(97.9)	—	(23.8)
Other income (expense), net	12.0	(12.6)	(0.8)	—	(1.4)
Income (loss) from continuing operations before income taxes	66.9	122.6	(99.5)	6.6	96.6
Income tax benefit (expense)	12.6	(37.7)	7.8	—	(17.3)
Net income (loss) from continuing operations	79.5	84.9	(91.7)	6.6	79.3
Income (loss) from discontinued operations, net of tax	—	—	0.1	—	0.1
Net income (loss) including noncontrolling interests	79.5	84.9	(91.6)	6.6	79.4
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	0.1	—	0.1
Net income (loss) attributable to MCBC	$79.5	$84.9	$(91.5)	$6.6	$79.5
Comprehensive income attributable to MCBC	$190.6	$219.4	$(100.6)	$(118.8)	$190.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 30, 2013
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$107.8	$259.3	$144.4	$—	$511.5
Accounts receivable, net	1.4	433.2	137.6	—	572.2
Other receivables, net	69.2	50.6	18.2	—	138.0
Total inventories, net	—	207.6	50.0	—	257.6
Other assets, net	8.9	83.7	48.9	—	141.5
Deferred tax assets	—	—	70.4	(1.5)	68.9
Intercompany accounts receivable	—	1,910.0	804.4	(2,714.4)	—
Total current assets	187.3	2,944.4	1,273.9	(2,715.9)	1,689.7
Properties, net	24.3	1,282.2	619.0	—	1,925.5
Goodwill	—	1,018.2	1,347.5	—	2,365.7
Other intangibles, net	—	4,476.7	2,551.6	—	7,028.3
Investment in MillerCoors	—	2,530.4	—	—	2,530.4
Net investment in and advances to subsidiaries	10,346.2	2,802.9	5,929.1	(19,078.2)	—
Deferred tax assets	68.7	151.9	0.8	(31.6)	189.8
Other assets, net	38.0	122.5	52.8	—	213.3
Total assets	$10,664.5	$15,329.2	$11,774.7	$(21,825.7)	$15,942.7
Liabilities and equity
Current liabilities:
Accounts payable	$7.1	$268.5	$179.9	$—	$455.5
Accrued expenses and other liabilities	59.1	501.0	148.4	—	708.5
Derivative hedging instruments	10.6	2.8	0.1	—	13.5
Deferred tax liability	12.4	156.9	1.1	(1.5)	168.9
Current portion of long-term debt and short-term borrowings	568.8	678.3	13.3	—	1,260.4
Discontinued operations	—	—	8.0	—	8.0
Intercompany accounts payable	1,170.9	812.8	730.7	(2,714.4)	—
Total current liabilities	1,828.9	2,420.3	1,081.5	(2,715.9)	2,614.8
Long-term debt	1,895.7	1,374.5	120.6	—	3,390.8
Pension and post-retirement benefits	3.4	766.7	6.5	—	776.6
Derivative hedging instruments	—	206.5	—	—	206.5
Deferred tax liability	—	—	998.0	(31.6)	966.4
Other liabilities, net	9.8	57.3	103.3	—	170.4
Discontinued operations	—	—	20.3	—	20.3
Intercompany notes payable	—	1,067.9	6,810.7	(7,878.6)	—
Total liabilities	3,737.8	5,893.2	9,140.9	(10,626.1)	8,145.8
MCBC stockholders' equity	7,771.1	15,603.8	3,474.4	(19,078.2)	7,771.1
Intercompany notes receivable	(844.4)	(6,167.8)	(866.4)	7,878.6	—
Total stockholders' equity	6,926.7	9,436.0	2,608.0	(11,199.6)	7,771.1
Noncontrolling interests	—	—	25.8	—	25.8
Total equity	6,926.7	9,436.0	2,633.8	(11,199.6)	7,796.9
Total liabilities and equity	$10,664.5	$15,329.2	$11,774.7	$(21,825.7)	$15,942.7

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 29, 2012
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$189.8	$249.3	$184.9	$—	$624.0
Accounts receivable, net	1.7	524.7	134.1	—	660.5
Other receivables, net	22.7	54.6	15.6	—	92.9
Total inventories, net	—	172.5	41.4	—	213.9
Other assets, net	10.7	67.1	39.7	—	117.5
Deferred tax assets	—	—	40.7	(1.5)	39.2
Intercompany accounts receivable	—	2,077.8	1,137.5	(3,215.3)	—
Total current assets	224.9	3,146.0	1,593.9	(3,216.8)	1,748.0
Properties, net	25.1	1,338.9	631.9	—	1,995.9
Goodwill	—	1,068.5	1,384.6	—	2,453.1
Other intangibles, net	—	4,606.8	2,628.0	—	7,234.8
Investment in MillerCoors	—	2,431.8	—	—	2,431.8
Net investment in and advances to subsidiaries	10,465.2	2,291.6	5,291.7	(18,048.5)	—
Deferred tax assets	47.4	104.8	4.9	(31.7)	125.4
Other assets	38.6	125.0	59.6	—	223.2
Total assets	$10,801.2	$15,113.4	$11,594.6	$(21,297.0)	$16,212.2
Liabilities and equity
Current liabilities:
Accounts payable	$6.9	$250.4	$169.7	$—	$427.0
Accrued expenses and other liabilities	57.1	537.3	165.5	—	759.9
Derivative hedging instruments	—	6.0	—	—	6.0
Deferred tax liability	11.3	142.5	—	(1.5)	152.3
Current portion of long-term debt and short-term borrowings	564.2	668.3	13.1	—	1,245.6
Discontinued operations	—	—	7.9	—	7.9
Intercompany accounts payable	1,166.3	1,133.3	915.7	(3,215.3)	—
Total current liabilities	1,805.8	2,737.8	1,271.9	(3,216.8)	2,598.7
Long-term debt	1,895.6	1,402.5	124.4	—	3,422.5
Pension and post-retirement benefits	3.3	823.1	6.6	—	833.0
Derivative hedging instruments	—	222.2	—	—	222.2
Deferred tax liability	—	—	980.2	(31.7)	948.5
Other liabilities, net	6.6	64.4	104.7	—	175.7
Discontinued operations	—	—	20.0	—	20.0
Intercompany notes payable	—	1,135.8	6,971.9	(8,107.7)	—
Total liabilities	3,711.3	6,385.8	9,479.7	(11,356.2)	8,220.6
MCBC stockholders' equity	7,966.9	15,036.7	3,011.8	(18,048.5)	7,966.9
Intercompany notes receivable	(877.0)	(6,309.1)	(921.6)	8,107.7	—
Total stockholders' equity	7,089.9	8,727.6	2,090.2	(9,940.8)	7,966.9
Noncontrolling interests	—	—	24.7	—	24.7
Total equity	7,089.9	8,727.6	2,114.9	(9,940.8)	7,991.6
Total liabilities and equity	$10,801.2	$15,113.4	$11,594.6	$(21,297.0)	$16,212.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2013
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(58.0)	$174.6	$2.5	$(0.7)	$118.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(1.6)	(30.2)	(36.5)	—	(68.3)
Proceeds from sales of properties and intangible assets	—	1.2	2.5	—	3.7
Investment in MillerCoors	—	(331.8)	—	—	(331.8)
Return of capital from MillerCoors	—	222.4	—	—	222.4
Trade loan repayments from customers	—	2.6	—	—	2.6
Trade loans advanced to customers	—	(2.5)	—	—	(2.5)
Net intercompany investing activity	—	(9.4)	—	9.4	—
Net cash provided by (used in) investing activities	(1.6)	(147.7)	(34.0)	9.4	(173.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	27.2	—	—	—	27.2
Excess tax benefits from share-based compensation	1.6	—	—	—	1.6
Dividends paid	(51.2)	—	(7.7)	0.7	(58.2)
Payments for purchase of noncontrolling interest	—	—	(0.2)	—	(0.2)
Proceeds from short-term borrowings	—	—	5.9	—	5.9
Payments on short-term borrowings	—	—	(13.8)	—	(13.8)
Net (payments) proceeds from revolving credit facilities	—	—	(1.2)	—	(1.2)
Change in overdraft balances and other	—	(0.2)	3.7	—	3.5
Net intercompany financing activity	—	—	9.4	(9.4)	—
Net cash provided by (used in) financing activities	(22.4)	(0.2)	(3.9)	(8.7)	(35.2)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(82.0)	26.7	(35.4)	—	(90.7)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(16.7)	(5.1)	—	(21.8)
Balance at beginning of year	189.8	249.3	184.9	—	624.0
Balance at end of period	$107.8	$259.3	$144.4	$—	$511.5

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2012
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$155.3	$(214.6)	$111.3	$(1.6)	$50.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(1.1)	(29.6)	(3.1)	—	(33.8)
Proceeds from sales of properties and intangible assets	—	0.8	—	—	0.8
Investment in MillerCoors	—	(236.0)	—	—	(236.0)
Return of capital from MillerCoors	—	124.6	—	—	124.6
Payments on settlement of derivative instruments	—	(110.6)	—	—	(110.6)
Investment in and advances to an unconsolidated affiliate	—	(2.5)	(2.1)	—	(4.6)
Trade loan repayments from customers	—	3.8	—	—	3.8
Trade loans advanced to customers	—	(2.4)	—	—	(2.4)
Net intercompany investing activity	(39.9)	116.4	—	(76.5)	—
Net cash provided by (used in) investing activities	(41.0)	(135.5)	(5.2)	(76.5)	(258.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	19.7	—	—	—	19.7
Excess tax benefits from share-based compensation	3.3	—	—	—	3.3
Dividends paid	(57.8)	(1.6)	—	1.6	(57.8)
Dividends paid to noncontrolling interest holders	—	(1.7)	—	—	(1.7)
Payments on long-term debt and capital lease obligations	—	(0.1)	—	—	(0.1)
Payments on short-term borrowings	—	—	(10.8)	—	(10.8)
Net (payments) proceeds from revolving credit facilities	—	—	1.5	—	1.5
Net intercompany financing activity	—	39.7	(116.2)	76.5	—
Net cash provided by (used in) financing activities	(34.8)	36.3	(125.5)	78.1	(45.9)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	79.5	(313.8)	(19.4)	—	(253.7)
Effect of foreign exchange rate changes on cash and cash equivalents	—	10.2	0.9	—	11.1
Balance at beginning of year	601.1	422.5	55.3	—	1,078.9
Balance at end of period	$680.6	$118.9	$36.8	$—	$836.3

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 ("Annual Report"), as well as our unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q. Due to the seasonality of our operating results, quarterly financial results are not an appropriate basis from which to project annual results.
Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its subsidiaries. Our subsidiaries include: Molson Coors Canada, operating in Canada; MillerCoors LLC ("MillerCoors"), which is accounted for by us under the equity method of accounting, operating in the United States ("U.S."); Molson Coors Europe, operating in Czech Republic, Serbia, Croatia, Romania, Bulgaria, Hungary, Montenegro, Bosnia-Herzegovina and Slovakia (collectively, "Central Europe"), as well as the United Kingdom ("U.K.") and the Republic of Ireland; Molson Coors International ("MCI"), operating in various other countries; and our other non-operating subsidiaries. Effective for the first day of our 2013 fiscal year, we changed the way in which we monitor performance and manage our operations in Europe and as a result, we combined our U.K. and Ireland business with our Central Europe operations, which resulted in our Europe segment, and we have recast the historical presentation of segment information accordingly.
Unless otherwise indicated, (a) all $ amounts are in U.S. Dollars ("USD"), (b) comparisons are to comparable prior periods, and (c) the first quarter of 2013 refers to the 13 weeks ended March 30, 2013, and the first quarter of 2012 refers to the 13 weeks ended March 31, 2012.
MillerCoors and Central Europe follow a monthly reporting calendar. The first quarter of 2013 and 2012 refer to the three months ended March 31, 2013, and March 31, 2012, respectively, except for Central Europe which is excluded from our first quarter 2012 actual results as the acquisition of this business occurred in the second quarter of 2012.
In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America ("U.S. GAAP"), we also present pre-tax and after-tax "underlying income", "underlying income per diluted share", "underlying effective tax rate", and "underlying free cash flow," which are non-GAAP measures and should be viewed as supplements to (not substitutes for) our results of operations presented under U.S. GAAP. Our management uses underlying income, underlying income per diluted share, underlying effective tax rate and underlying free cash flow as measures of operating performance to assist in comparing performance from period to period on a consistent basis; as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; and in communications with the board of directors, stockholders, analysts and investors concerning our financial performance. We believe that underlying income, underlying income per diluted share, underlying effective tax rate and underlying free cash flow performance are used by and are useful to investors and other users of our financial statements in evaluating our operating performance because they provide an additional tool to evaluate our performance without regard to special and non-core items, such as acquisition-related costs, which can vary substantially from company to company depending upon accounting methods, book value of assets and capital structure. We have provided reconciliations of all non-GAAP measures to their nearest U.S. GAAP measure.

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
First Quarter 2013 Financial Highlights:
Our worldwide beer volume and net sales increased 20.3% and 19.8%, respectively, due to the addition of our Central Europe operations. Net income from continuing operations attributable to MCBC of $36.5 million, or $0.20 per diluted share, decreased 54.0% from a year ago and underlying after-tax income of $54.6 million, or $0.30 per diluted share, decreased 36.0%, primarily due to the addition of debt service costs driven by financing our Acquisition (the "Acquisition") of StarBev Holdings S.à r.l. ("StarBev") in the second quarter of 2012 as well as the inclusion of Central Europe operating results this year and unfavorable foreign exchange movements. Our first quarter underlying income excludes some special and other non-core gains, losses and expenses that net to a $21.9 million pre-tax charge.

Regional highlights include:

•
In our Canada segment, income from continuing operations before income taxes decreased 17.1% to $36.4 million while underlying pre-tax income decreased 18.9% to $37.3 million, driven by lower volume and higher brand investments.

•
In our U.S. segment, equity income in MillerCoors and underlying equity income in MillerCoors decreased 1.3% to $117.4 million driven by lower volume, commodity inflation, increased marketing investments and brand and packaging innovations partially offset by positive pricing and favorable brand mix.

•
Our Europe segment reported loss from continuing operations before income taxes of $3.7 million and underlying pre-tax loss of $3.8 million. On a pro forma basis, Europe loss from continuing operations before income taxes for the first quarter of 2013 improved 63.0% to $3.7 million and underlying pre-tax loss for the first quarter of 2013 improved 69.4% to $3.8 million due to positive pricing and lower marketing, general and administrative expenses. Pro forma amounts are used to give effect to the Acquisition as if it had occurred at the beginning of fiscal year 2011 and are discussed further in "Results of Operations."

•
In our MCI segment, loss from continuing operations before income taxes and underlying pre-tax loss improved $2.5 million to $6.1 million, due to lower marketing, the net positive impact of business transfers between our Europe and International segments, the elimination of losses in our China joint venture, which was deconsolidated in the third quarter of 2012, and a strong performance in our Latin America export business.

See "Results of Operations" below for further analysis of our reportable segment results.
The following table highlights summarized components of our condensed consolidated summary of operations for the 13 weeks ended March 30, 2013, and March 31, 2012, and provides a reconciliation of "underlying income" to its nearest U.S. GAAP measure.

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012	% change
	(In millions, except percentages and per share data)
Volume in hectoliters	5.750	3.605	59.5%
Net sales	$828.5	$691.4	19.8%
Net income attributable to MCBC from continuing operations	$36.5	$79.4	(54.0)%
Adjustments:
Special items(1)	1.5	1.5	—%
Acquisition, integration and financing related costs(2)	1.8	6.1	(70.5)%
Unrealized mark-to-market (gains) and losses(3)	19.8	(0.5)	N/M
Other non-core items(4)	(1.2)	(0.7)	71.4%
Tax effect on non-GAAP items(5)	(3.8)	(0.5)	N/M
Non-GAAP: Underlying income attributable to MCBC from continuing operations, net of tax	$54.6	$85.3	(36.0)%
Income attributable to MCBC per diluted share from continuing operations	$0.20	$0.44	(54.5)%
Non-GAAP: Underlying income attributable to MCBC per diluted share from continuing operations	$0.30	$0.47	(36.2)%
N/M = Not meaningful

(1)	See Part I—Item 1. Financial Statements, Note 7 "Special Items" of the unaudited condensed consolidated financial statements for additional information.

(2)	In connection with the Acquisition, we recognized fees in marketing, general and administrative expenses in the first quarters of 2013 and 2012, respectively.

(3)
We issued a €500 million Zero Coupon Senior Unsecured Convertible Note ("Convertible Note") to the Seller in conjunction with the closing of the Acquisition. The Convertible Note's embedded conversion feature was determined to meet the definition of a derivative required to be bifurcated and separately accounted for at fair value with changes in fair value recorded in earnings. In the first quarter of 2013, we recognized an unrealized loss of $29.7 million recorded as interest expense. Additionally, within other income (expense), we recorded an unrealized gain of $20.1 million for the first quarter of 2013 related to foreign currency movements on this Convertible Note partially offset by an unrealized loss of $10.6 million related to foreign exchange contracts to hedge our risk associated with payments of this foreign-denominated debt. See Part I—Item 1. Financial Statements, Note 12 "Debt" and Note 14 "Derivative Instruments and Hedging Activities" for additional information.
Additionally, the changes in fair value on aluminum and diesel swaps are recorded as cost of goods sold within our Corporate business activities. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. Unlike the majority of our derivative contracts, these swaps are not designated in a hedge accounting relationship. We recorded an unrealized gain of $0.4 million and $0.5 million related to these derivatives in the first quarters of 2013 and 2012, respectively.

(4)
In the first quarter of 2013, we recognized a gain of $1.2 million within other income for proceeds received related to a non-income-related tax settlement resulting from historical activity within our former investment in the Montreal Canadiens. In the first quarter of 2012, we recognized a gain of $0.3 million in cost of goods sold and $0.4 million in marketing, general and administrative expenses related to the repayment of tax rebates received in the U.K.

(5)
The effect of taxes on the adjustments used to arrive at underlying income, a non-GAAP measure, is calculated based on applying the estimated underlying full-year effective tax rate to actual underlying earnings, excluding special and non-core items. The effect of taxes on special and non-core items is calculated based on the statutory tax rate applicable to the item being adjusted for in the jurisdiction from which each adjustment arises.

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
The following table highlights summarized components of our sales volume for the 13 weeks ended March 30, 2013, and March 31, 2012.

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012	% change
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	5.750	3.605	59.5%
Royalty volume(1)	0.261	0.100	161.0%
Owned volume	6.011	3.705	62.2%
Proportionate share of equity investment sales-to-retail(2)	5.921	6.216	(4.7)%
Total worldwide beer volume	11.932	9.921	20.3%

(1)	Includes our MCI segment volume, which is primarily in Russia, Ukraine and Mexico and a portion of our Europe segment volume in Ireland.

(2)	Reflects the addition of our proportionate share of equity method investments sales-to-retail for the periods presented.
Our worldwide beer volume increased 20.3% in the first quarter of 2013 due to including the results of our Acquisition.

Income taxes
Our effective tax rate, a U.S. GAAP measure, was approximately 8% and 18% for the first quarters of 2013 and 2012, respectively. Our effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our Canada and Europe businesses. The first quarter 2013 tax rate decreased versus 2012 largely due to the release of a valuation allowance as a result of a capital gain generated during the first quarter of 2013. This created a discrete tax benefit in the quarter. Our underlying effective tax rate, a non-GAAP measure, was approximately 12% and 17% for the first quarters of 2013 and 2012, respectively. Our underlying effective tax rate was higher than our effective tax rate in the first quarter partly due to low U.S. GAAP pre-tax income in the quarter for our business, which accentuates the impact of discrete items on our effective tax rate.

	For the Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Effective tax rate	8%	18%
Adjustments:
Tax rate changes	—%	(1)%
Tax impact of special and other non-core items	4%	—%
Non-GAAP: Underlying effective tax rate	12%	17%
Discontinued operations
Discontinued operations are associated with the formerly-owned Cervejarias Kaiser Brasil S.A. ("Kaiser") business in Brazil. See Part I—Item 1. Financial Statements, Note 16 "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for discussions of the nature of amounts recognized in the Discontinued Operations section of the condensed consolidated financial statements, which consist of amounts associated with indemnity obligations to FEMSA Cerveza S.A. de C.V. ("FEMSA") related to purchased tax credits and other tax, civil and labor issues.

Results of Operations
Canada Segment
The Canada segment consists of our production, marketing and sales of the Molson family of brands, Coors Light, Rickard's, Carling, and other owned and licensed brands in Canada. Also included in the Canada segment is MMI, our joint venture established to import, distribute, and market the Modelo beer brand portfolio across all Canadian provinces and territories. MMI is accounted for under the equity method. In addition, the Canada segment includes Brewers' Retail Inc. ("BRI"), our joint venture arrangement related to the distribution and retail sale of beer in Ontario, and Brewers' Distributor Ltd. ("BDL"), our joint venture arrangement related to the distribution of beer in the western provinces. Both BRI and BDL are accounted for under the equity method.
The following represents our results of operations for Canada for the first quarters ended March 30, 2013, and March 31, 2012.

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012	% change
	(In millions, except percentages)
Volume in hectoliters	1.654	1.686	(1.9)%
Sales	$522.0	$527.6	(1.1)%
Excise taxes	(126.4)	(125.3)	0.9%
Net sales	395.6	402.3	(1.7)%
Cost of goods sold	(249.1)	(242.4)	2.8%
Gross profit	146.5	159.9	(8.4)%
Marketing, general and administrative expenses	(109.0)	(113.0)	(3.5)%
Special items, net	(2.1)	(2.1)	—%
Operating income (loss)	35.4	44.8	(21.0)%
Other income (expense), net	1.0	(0.9)	N/M
Income (loss) from continuing operations before income taxes	$36.4	$43.9	(17.1)%
Adjusting items:
Special items	2.1	2.1	—%
Other non-core items(1)	(1.2)	—	N/M
Non-GAAP: Underlying pre-tax income (loss)	$37.3	$46.0	(18.9)%
N/M = Not meaningful

(1)	Included in other income (expense), net.
Foreign currency impact on results
During the first quarter of 2013, the Canadian Dollar ("CAD") depreciated 1.9% versus the USD on an average basis, resulting in an approximate $1 million negative impact to USD income from continuing operations before income taxes and USD underlying pre-tax income.
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
Volume and net sales
Our first quarter of 2013 Canada sales-to-retail ("STRs") decreased 1.4%, partially due to a weak Canadian market, which was impacted by the substantial increase in beer excise tax rates in Quebec last November and cycling favorable weather last year. First quarter of 2013 sales volume for Canada decreased 1.9%.
Our net sales per hectoliter increased 1.2% in local currency in the first quarter of 2013 driven by continued positive pricing.

Cost of goods sold
Our cost of goods sold per hectoliter in local currency increased 5.7% in the first quarter of 2013 driven by fixed-cost deleverage from lower volumes, an approximate $4 million reclassification of promotional packaging expense from marketing, general and administrative expenses to costs of goods sold and a mix shift toward higher-cost brands and packages. Strong cost savings offset input inflation in the first quarter of 2013.
Marketing, general and administrative expenses
Our marketing, general & administrative expenses in the first quarter of 2013 decreased 2.9% in local currency due to lower employee related costs and the reclassification of promotional packaging expenses to cost of goods sold.
Special items, net
During the first quarters of 2013 and 2012, we recognized charges of $1.3 million and $1.6 million, respectively, relating to a restructuring program focused on labor savings across all functions. Also, during the first quarters of 2013 and 2012, we recognized charges for special termination benefits related to certain defined benefit pension plans of $0.8 million and $0.5 million, respectively.
Other income (expense), net
Other income improved $1.9 million in the first quarter of 2013 primarily due to a gain realized for proceeds received related to a non-income-related tax settlement resulting from historical activity within our former investment in the Montreal Canadiens.

United States Segment
The U.S. segment consists of our interest, and results from our interest, in MillerCoors, our joint venture with SABMiller plc ("SABMiller") for all U.S. operations. MillerCoors produces, markets and sells beer brands in the U.S. and Puerto Rico. Its major brands include Coors Light, Miller Lite, Miller High Life, Keystone Light and Blue Moon. Our interest in MillerCoors is accounted for under the equity method of accounting. See Part I—Item 1. Financial Statements, Note 5 "Investments" to the unaudited condensed consolidated financial statements for additional information.
The following represents the results of operations for MillerCoors for the three months ended March 31, 2013, and March 31, 2012.

	Three Months Ended
	March 31, 2013	March 31, 2012	% change
	(In millions, except percentages)
Volumes in hectoliters(1)	17.032	17.358	(1.9)%
Sales	$2,056.7	$2,034.6	1.1%
Excise taxes	(268.4)	(274.8)	(2.3)%
Net sales	1,788.3	1,759.8	1.6%
Cost of goods sold	(1,088.7)	(1,070.0)	1.7%
Gross profit	699.6	689.8	1.4%
Marketing, general and administrative expenses	(425.1)	(410.8)	3.5%
Special items, net	—	—	—%
Operating income	274.5	279.0	(1.6)%
Other income (expense), net	0.3	1.3	(76.9)%
Income from continuing operations before income taxes and noncontrolling interests	274.8	280.3	(2.0)%
Income tax expense	(0.4)	(0.7)	(42.9)%
Income from continuing operations	274.4	279.6	(1.9)%
Less: Net income attributable to noncontrolling interests	(2.5)	(4.3)	(41.9)%
Net income attributable to MillerCoors	$271.9	$275.3	(1.2)%
Adjusting items:	—	—	—%
Non-GAAP: Underlying net income attributable to MillerCoors	$271.9	$275.3	(1.2)%

(1)	Includes contract brewing and company-owned-distributor sales, which are excluded from our worldwide beer volume calculation.
The following represents our proportional share in net income attributable to MillerCoors reported under the equity method:

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012	% change
	(In millions, except percentages)
Net income attributable to MillerCoors	$271.9	$275.3	(1.2)%
MCBC economic interest	42%	42%
MCBC proportionate share of MillerCoors net income	114.2	115.6	(1.2)%
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(1)	1.2	0.4	200.0%
Share-based compensation adjustment(1)	2.0	2.9	(31.0)%
Equity income in MillerCoors	$117.4	$118.9	(1.3)%
Adjusting items:	—	—	—%
Non-GAAP: Underlying net income attributable to MillerCoors	$117.4	$118.9	(1.3)%

(1)	See Part I—Item 1. Financial Statements, Note 5 "Investments" to the unaudited condensed consolidated financial statements for a detailed discussion of these equity method adjustments.
Volume and net sales
MillerCoors domestic STRs for the first quarter of 2013 declined 3.3% on a trading-day-adjusted basis. Domestic sales-to-wholesalers ("STWs") for the first quarter of 2013 decreased 2.5%.
Domestic net sales per hectoliter increased 4.0% for the first quarter of 2013 primarily due to strong net pricing and favorable sales mix. Total net sales per hectoliter, including contract brewing and company-owned distributor sales, increased 3.6% for the first quarter of 2013.
Cost of goods sold
Cost of goods sold per hectoliter increased 3.7% in the first quarter of 2013 driven by commodity inflation, brand and packaging innovation and lower volume.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 3.5% in the first quarter of 2013 driven primarily by marketing investments and the national launches of Redd's Apple Ale and Third Shift Amber Lager.
Europe Segment
The Europe segment consists of our production, marketing and sales of our brands, including Carling, Jelen, Staropramen, Ozujsko, Kamenitza, Branik, Ostravar, Niksicko, Bergenbier, Apatinsko, Borsodi and Astika throughout the U.K. and Central Europe. The Europe segment also includes our license agreements with ABI companies to brew and distribute Stella Artois, Beck's, Lowenbrau and Spaten in Central Europe; our consolidated joint venture arrangements to produce, import and distribute the Grolsch and Cobra brands in the U.K. and the Republic of Ireland; factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by MCBC) in the U.K.; and our joint venture arrangement with DHL ("Tradeteam") for the distribution of products throughout the U.K. accounted for under the equity method. We also distribute the Modelo brands, including Corona, pursuant to a distribution agreement with Modelo and we contract manufacture for Heineken U.K. and Carlsberg U.K.

The following represents our results of operations for Europe for the first quarters ended March 30, 2013, and March 31, 2012. Prior year amounts have been recast to combine actual results in the U.K. and pro forma results related to Central Europe to give effect to the Acquisition as if it had occurred at the beginning of fiscal year 2011.

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
	Actual	Actual - U.K.(4)	Pro Forma - Central Europe(3)(4)	Pro Forma Combined(4)	% change
	(In millions, except percentages)
Volume in hectoliters(1)	3.868	1.739	2.168	3.907	(1.0)%
Sales(1)	$632.4	$450.0	$173.2	$623.2	1.5%
Excise taxes	(226.0)	(186.6)	(39.3)	(225.9)	—%
Net sales(1)(5)	406.4	263.4	133.9	397.3	2.3%
Cost of goods sold(6)	(281.2)	(181.0)	(92.7)	(273.7)	2.7%
Gross profit	125.2	82.4	41.2	123.6	1.3%
Marketing, general and administrative expenses(7)	(128.7)	(83.8)	(52.3)	(136.1)	(5.4)%
Special items, net	0.9	1.7	—	1.7	(47.1)%
Operating income (loss)	(2.6)	0.3	(11.1)	(10.8)	(75.9)%
Interest income(2)	1.2	1.5	—	1.5	(20.0)%
Other income (expense), net	(2.3)	(0.5)	(0.2)	(0.7)	N/M
Income (loss) from continuing operations before income taxes	$(3.7)	$1.3	$(11.3)	$(10.0)	(63.0)%
Adjusting items:
Special items	(0.9)	(1.7)	—	(1.7)	(47.1)%
Acquisition, integration and financing related costs(8)	0.8	—	—	—	N/M
Other non-core items	—	(0.7)	—	(0.7)	(100.0)%
Non-GAAP: Underlying pre-tax income (loss)	$(3.8)	$(1.1)	$(11.3)	$(12.4)	(69.4)%
N/M = Not meaningful

(1)
Reflects gross segment sales and for the first quarter of 2013 includes intercompany sales to MCI of 0.021 million hectoliters and $0.8 million of net sales. The first quarter of 2012 includes intercompany sales to MCI of 0.044 million hectoliters and $2.7 million of net sales. The offset is included within MCI cost of goods sold. These amounts are eliminated in the consolidated totals.

(2)	Interest income is earned on trade loans to on-premise customers exclusively in the U.K. and is typically driven by note receivable balances outstanding from period-to-period.

(3)
Effective July 1, 2012, management decided to move the Central Europe export and license business acquired as part of the Acquisition, which includes licensing arrangements in Russia and Ukraine and export of Central European brands, to our MCI segment.

(4)
Pro forma amounts include the results of operations for StarBev from January 1, 2012, to March 31, 2012, combined with actual results of our historical U.K. segment. These amounts also include pro forma adjustments as if StarBev had been acquired on December 26, 2010, the first day of our 2011 fiscal year, including the effects of acquisition accounting as described below and eliminating non-recurring costs directly related to the transaction, but do not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what the results would have been had we operated the businesses since December 26, 2010, nor are they indicative of the results that may be obtained in the future. Financial information for StarBev is from unaudited interim financial information in Euros derived from StarBev's underlying books and records maintained in accordance with International Financial Reporting Standards ("IFRS") and translated to USD using quarterly average exchange rates during each period indicated. Based on our review of StarBev's historical financial statements and understanding of the differences between U.S. GAAP and IFRS, we are not aware of any further adjustments that we would need to make to StarBev's historical financial statements except as noted below. Additionally, the following pro forma adjustments were translated from Euros to USD using our historic exchange rates. See further detail in our Form 8-K/A filed with the Securities and Exchange Commission on August 8, 2012.

(5)
StarBev's historical net sales were reduced by $10.3 million for the pre-Acquisition period of January 1, 2012, to March 31, 2012, to reflect reclassifications relating primarily to the treatment of payments made to customers. Specifically, in accordance with U.S. GAAP, these customer payments are considered a reduction of net sales and, therefore, have been reclassified from marketing, general and administrative expenses. This amount includes $3.4 million for the pre-Acquisition periods of January 1, 2012, to March 31, 2012, that StarBev classified as amortization associated with intangible assets related to customer supply rights.

(6)
To align StarBev to U.S. GAAP and to our accounting policies, StarBev's historical cost of goods sold were increased by $17.6 million for the pre-Acquisition periods of January 1, 2012, to March 31, 2012, to reflect U.S. GAAP reclassifications from the financial statements of StarBev to align their presentation with ours. This adjustment primarily relates to the reclassification of $18.2 million for the pre-Acquisition periods of January 1, 2012, to March 31, 2012, of distribution and logistics costs from marketing, general and administrative expenses to cost of goods sold. Additionally, there were $1.0 million for the pre-Acquisition periods of January 1, 2012, to March 31, 2012, of production equipment-related gains that were reclassified from marketing, general and administrative expenses to cost of goods sold.

We also made pro forma adjustments to increase cost of goods sold by $1.0 million for the pre-Acquisition periods of January 1, 2012, to March 31, 2012, resulting from the purchase price allocation for the Acquisition primarily driven by the amortization of the fair value of a favorable malting agreement within other intangibles offset in part by adjustments to decrease depreciation as a result of changes in the fair value of properties and to asset lives.

(7)
To align StarBev to U.S. GAAP and to our accounting policies, StarBev's marketing, general and administrative expenses were reduced by $29.5 million for the pre-Acquisition periods of January 1, 2012, to March 31, 2012, to reflect reclassifications from the financial statements of StarBev to align presentation with ours. Along with the reclassifications discussed in notes (5) and (6) above, $2.0 million for the pre-Acquisition period of January 1, 2012, to March 31, 2012, were added to marketing, general and administrative expenses to align recognition of various other immaterial items.

We also made pro forma adjustments to reduce depreciation and amortization expense of $0.8 million for the pre-Acquisition periods of January 1, 2012, to March 31, 2012, to reflect the purchase price adjustments related to the valuations of properties and other intangibles.

(8)	Included in marketing, general and administrative expenses.
In order to provide meaningful trend analysis, the discussion below is based on the above combined pro forma results as there were no actual prior year results related to the Central Europe business within our Europe segment.
Foreign currency impact on results
On a pro forma basis, during the first quarter of 2013, unfavorable foreign currency movements reduced Europe USD income from continuing operations before income taxes and USD underlying pre-tax income an approximate $3 million.
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
Volume and net sales
On a pro forma basis, Europe sales volume decreased 1.0% in the first quarter of 2013, due to poor weather in March across the region, along with competitive value-brand activity in Romania and Hungary, partially offset by strong performance in the U.K.
Pro forma net sales per hectoliter increased 4.7% in local currency for the first quarter of 2013 due to positive pricing and sales mix.

Cost of goods sold
On a pro forma basis, cost of goods sold per hectoliter increased 5.1% in local currency in the first quarter of 2013 driven by adverse channel mix with a higher proportion of sales in the off-premise channel this year, along with higher factored (non-owned brand) volumes sold in the U.K.
Marketing, general and administrative expenses
Pro forma marketing, general and administrative expenses decreased 4.4% in local currency in the first quarter of 2013, due to differences in the timing of marketing spending, along with reductions in general and administration expenses.
Special items, net
During the first quarters of 2013 and 2012, we recognized charges of $3.3 million and $1.8 million, respectively, relating to a restructuring program focused on labor savings across all functions. Additionally, during the first quarters of 2013 and 2012, we recognized gains of $4.2 million and $3.5 million, respectively, relating to the release of a portion of a non-income-related-tax reserve that was recorded as a special charge in 2009.
Other income (expense), net
On a pro forma basis, other expense increased $1.6 million in the first quarter of 2013, due to foreign currency movements.
Molson Coors International Segment
Our MCI segment is focused on growing our business and brand portfolios in key emerging and growth markets outside of the U.S., U.K., Canada and Central Europe, including Asia, continental Europe (outside of Central Europe), Mexico, Latin America and the Caribbean. This segment also includes our Molson Coors Cobra India joint venture in India with Cobra India. Beginning July 1, 2012, our Central Europe export and license business (which includes the licensing arrangements with ABI to brew and distribute our products in Russia and Ukraine; export arrangements with Carlsberg in the U.K. and Sweden and with ABI in Germany, Canada and Italy; and other export arrangements in various other countries) is being reported in our MCI segment.
The following represents our results of operations for MCI for the thirteen weeks ended March 30, 2013, and March 31, 2012.

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012	% change
	(In millions, except percentages)
Volume in hectoliters(1)	0.249	0.224	11.2%
Sales	$30.9	$32.9	(6.1)%
Excise taxes	(3.9)	(4.8)	(18.8)%
Net sales	27.0	28.1	(3.9)%
Cost of goods sold(2)	(17.5)	(18.5)	(5.4)%
Gross profit	9.5	9.6	(1.0)%
Marketing, general and administrative expenses	(15.6)	(18.3)	(14.8)%
Operating income (loss)	(6.1)	(8.7)	(29.9)%
Other income (expense), net	—	0.1	(100.0)%
Income (loss) from continuing operations before income taxes(3)	$(6.1)	$(8.6)	(29.1)%
Adjusting items:	—	—	—%
Non-GAAP: Underlying pre-tax income (loss)	$(6.1)	$(8.6)	(29.1)%

(1)	Excludes royalty volume of 0.227 million hectoliters and 0.067 million hectoliters in the first quarters of 2013 and 2012, respectively.

(2)
Reflects gross segment amounts and for the first quarters of 2013 and 2012 includes intercompany cost of goods sold from Europe of $0.8 million and $2.7 million, respectively. The offset is included within Europe net sales. These amounts are eliminated in the consolidated totals.

(3)	Includes loss attributable to noncontrolling interest of zero and $0.5 million in the first quarters 2013 and 2012, respectively.
The results related to the Central Europe export and license business have been moved to our MCI segment beginning July 1, 2012. The impact of our Central Europe export and license business for the period from Acquisition through the end of the second quarter 2012 was immaterial and therefore, previously reported segment results have not been recast. Beginning with our fiscal year 2013 with the combination of our U.K. and Central Europe businesses, our Carling travel and export business is reported in our Europe segment. For periods prior to this date, this business was included within MCI.
Foreign currency impact on results
Our MCI segment operates in numerous countries around the world, and each country's operations utilize distinct currencies. MCI's first quarter of 2013 results were insignificantly impacted by foreign currency movements. This includes an insignificant effect on both USD losses before income taxes and USD underlying pre-tax loss.
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
Volume and net sales
Including royalty volumes, MCI total sales volume grew 63.6% in the first quarter of 2013 due to the inclusion of the Central Europe export and license business, along with growth in our India business.
Net sales per hectoliter decreased 13.6%, driven by negative foreign exchange impacts, primarily the weakening of the Japanese Yen, and the addition of the Central Europe export business at lower net sales per hectoliter.
Cost of goods sold
Cost of goods per hectoliter decreased 14.9% driven by foreign exchange movements and the addition of Central Europe export business, which has a lower cost structure than our other businesses.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 14.8% to $15.6 million in the first quarter of 2013 driven by lower marketing.

Corporate
Corporate includes corporate interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, finance and accounting, tax, treasury, insurance and risk management. Additionally, the results of our water resources and energy operations in the state of Colorado are included in Corporate. Corporate also includes certain royalty income and administrative costs related to the management of intellectual property.
The following represents our results of operations for Corporate for the thirteen weeks ended March 30, 2013, and March 31, 2012.

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012	% change
	(In millions, except percentages)
Volume in hectoliters	—	—	—%
Sales	$0.3	$0.3	—%
Excise taxes	—	—	—%
Net sales	0.3	0.3	—%
Cost of goods sold	(0.1)	0.4	(125.0)%
Gross profit	0.2	0.7	(71.4)%
Marketing, general and administrative expenses	(32.0)	(33.1)	(3.3)%
Special items, net	(0.3)	(1.1)	(72.7)%
Operating income (loss)	(32.1)	(33.5)	(4.2)%
Interest expense, net	(76.1)	(25.3)	N/M
Other income (expense), net	5.6	(0.1)	N/M
Income (loss) from continuing operations before income taxes	$(102.6)	$(58.9)	74.2%
Adjusting items:
Special items	0.3	1.1	(72.7)%
Acquisition, integration and financing related costs(1)	1.0	6.1	(83.6)%
Unrealized mark-to-market (gains) and losses(2)	19.8	(0.5)	N/M
Non-GAAP: Underlying pre-tax income (loss)	$(81.5)	$(52.2)	56.1%
N/M = Not meaningful

(1)	Included in marketing, general and administrative expenses.

(2)
In the first quarter of 2013, $0.4 million gain included in cost of goods sold, $29.7 million loss included in interest expense and $9.5 million net gain included in other income (expense), net. In Q1, 2012, $0.5 million gain included in cost of goods sold.

Marketing, general and administrative expenses
Marketing, general and administrative expenses were $32.0 million in the first quarter of 2013, a decrease of $1.1 million, or 3.3%, driven by acquisition related costs in the first quarter of 2012 partially offset by accelerated incentive compensation expense in the first quarter of 2013.

Special items, net
During the first quarters of 2013 and 2012, we recognized charges of $0.3 million and $1.1 million, respectively, relating to a restructuring program focused on labor savings across all functions. See Part I—Item 1. Financial Statements, Note 7 "Special Items" to the unaudited condensed consolidated financial statements for further discussion.
Interest expense, net
Net interest expense increased $50.8 million to $76.1 million in the first quarter of 2013, driven by the new debt issued to finance the Acquisition. Included in this amount is the fair value change on the conversion feature related to the Convertible Note for which we recognized an unrealized loss of $29.7 million in the first quarter of 2013.
Other income (expense), net
Other income was $5.6 million in the first quarter of 2013, driven by unrealized foreign exchange movements. Included in this amount is an unrealized gain of $20.1 million for the first quarter of 2013 related to foreign currency movements on foreign-denominated financing instruments entered into in conjunction with the closing of the Acquisition. This is offset by an unrealized loss of $10.6 million related to foreign exchange contracts to hedge our risk associated with payments of this foreign-denominated debt. See Note 12, "Debt" and Note 14, "Derivative Instruments and Hedging Activities" for further discussion of financing activities related to the Acquisition. Additionally, we recorded a loss related to other foreign exchange activity.
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
A significant portion of our cash flows from operating activities are generated outside the U.S., in currencies other than USD. As of March 30, 2013, approximately 78% of our cash and cash equivalents were denominated in foreign currencies. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but under current law would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We accrue for U.S. federal and state tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue U.S. federal and state tax consequences. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. These financing arrangements, along with the distributions received from MillerCoors are sufficient to fund our current cash needs in the U.S.
Net Working Capital
As of March 30, 2013, December 29, 2012, and March 31, 2012, we had net working capital of $335.3 million, $394.9 million and $862.4 million, respectively. Short-term borrowings and current portion of long-term debt are excluded from net working capital, as they are not reflective of the ongoing operational requirements of the business. We commonly operate at minimal positive working capital levels or working capital deficits given the relatively quick turnover of our receivables and inventory, the levels of which fluctuate with the seasonality in our business. However, our current working capital level is bolstered by the level of cash generated from revenue growth, as well as various cost saving initiatives. Our working capital is also sensitive to foreign exchange rates, as a significant majority of our current assets and current liabilities are denominated in CAD, GBP, and our Central European operating currencies such as Euro, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu, Bulgarian Lev and Hungarian Forints, while financial results are reported in USD. Below is a table outlining our current and historical net working capital levels (in millions):

	As of
	March 30, 2013	December 29, 2012	March 31, 2012
Current assets	$1,689.7	$1,748.0	$1,874.2
Less: Current liabilities	(2,614.8)	(2,598.7)	(1,060.0)
Add: Current portion of long-term debt and short-term borrowings	1,260.4	1,245.6	48.2
Net working capital	$335.3	$394.9	$862.4

The decrease in net working capital from $862.4 million at March 31, 2012, to $394.9 million at December 29, 2012, and $335.3 million at March 30, 2013, is primarily driven by the significant amount of cash used to fund the Acquisition. The increase in current portion of long-term debt and short-term borrowings from $48.2 million at March 31, 2012, is primarily related to the $575 million convertible bonds coming due in the third quarter of 2013, as well as the issuance of the €500 million Zero Coupon Senior Unsecured Convertible Note in connection with the Acquisition, which is classified as current. See additional discussion below and Part I—Item 1. Financial Statements, Note 12, "Debt" to the unaudited condensed consolidated financial statements for further details of the current portion of long-term debt and short-term borrowings.
Cash Flows
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. Risk Factors in our Annual Report.
Cash Flows from Operating Activities
Net cash provided by operating activities of $118.4 million for the first quarter of 2013, increased by $68.0 million compared to the first quarter of 2012.

•	This increase was primarily due to improved working capital, driven by accounts payable timing offset by higher income tax payments and pension contributions in the first quarter of 2013.
Cash Flows from Investing Activities
Net cash used in investing activities of $173.9 million for the first quarter of 2013, decreased by $84.3 million compared to the first quarter of 2012.

•
Lower net cash used in investing activities primarily relates to the $110.6 million settlement in the first quarter of 2012 of a portion of our cross currency swaps designated as a net investment hedge.

•	This decrease was partially offset by an increase in additions to properties of $34.5 million primarily related to investments in Europe in the first quarter of 2013.
Cash Flows from Financing Activities
Net cash used in financing activities of $35.2 million for the first quarter of 2013, decreased by $10.7 million compared to the first quarter of 2012.

•	This was driven by a $7.5 million increase in the proceeds from the exercise of stock options.
Underlying Free Cash Flow
For the first quarter of 2013, we used $48.9 million of underlying free cash flow. This represents a decrease of $29.6 million from $78.5 million a year ago, driven by a significant improvement in working capital, partially offset by higher capital spending, pension contributions and cash income taxes.
The following table provides a reconciliation of Underlying Free Cash Flow to the nearest U.S. GAAP measure (net cash provided by operating activities):

		For the Thirteen Weeks Ended
		March 30, 2013	March 31, 2012
		(In millions)
U.S. GAAP:	Net Cash Provided by Operating Activities	$118.4	$50.4
Less:	Additions to properties(1)	(68.3)	(33.8)
Less:	Investment in MillerCoors(1)	(331.8)	(236.0)
Add:	Return of capital from MillerCoors(1)	222.4	124.6
Add:	Cash impact of Special items(2)	8.2	1.1
Add:	Costs related to the Acquisition(3)	2.2	0.8
Add:	MillerCoors investments in businesses(4)	—	14.4
Non-GAAP:	Underlying Free Cash Flow	$(48.9)	$(78.5)

(1)	Included in net cash used in investing activities.

(2)	Included in net cash provided by operating activities and mainly reflects restructuring costs paid.

(3)	Included in net cash provided by operating activities and reflects acquisition and integration costs paid.

(4)	Amounts represent our proportionate 42% share of the cash flow impacts.
Capital Resources
Cash and Cash Equivalents
As of March 30, 2013, we had total cash and cash equivalents of $511.5 million, compared to $624.0 million at December 29, 2012, and $836.3 million at March 31, 2012. The decrease versus March 31, 2012, is driven by the use of a significant amount of cash to fund the Acquisition. Our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 90 days or less. These investments are viewed by management as low-risk investments and on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary.
Borrowings
The majority of our outstanding borrowings as of March 30, 2013, consisted of publicly traded notes, with maturities ranging from 2013 to 2042. Long-term debt was $3,390.8 million, $3,422.5 million and $1,950.4 million at March 30, 2013, December 29, 2012, and March 31, 2012, respectively. Not included in these amounts are current portions of long-term debt and short-term borrowings. Current portions of long-term debt were $1,247.1 million, $1,232.4 million, and $44.6 million as of March 30, 2013, December 29, 2012, and March 31, 2012, respectively. Short-term borrowings were $13.3 million, $13.2 million, and $3.6 million as of March 30, 2013, December 29, 2012, and March 31, 2012, respectively. Our total borrowings increased significantly from $1,998.6 million at March 31, 2012, primarily due to financing activities in connection with the Acquisition during the second quarter of 2012. See Part I—Item 1. Financial Statements, Note 12, "Debt" to the unaudited condensed consolidated financial statements for details of our outstanding borrowings as of March 30, 2013, and December 29, 2012.
In the first quarter of 2013, a $950 million commercial paper program was approved by our Board of Directors. Our $550 million and $400 million revolving credit facilities will be used as support for the commercial paper program. As of March 30, 2013 there were no outstanding borrowings under the commercial paper program.
Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on such credit facilities if the need arises. There were no outstanding borrowings on our 4-year revolving $400 million or 4-year revolving $550 million credit facilities as of March 30, 2013, which were issued in the second quarter of 2011 and second quarter of 2012, respectively. We also have uncommitted lines of credit with several banks should certain business units need additional short-term liquidity. In the third quarter of 2012, we entered into a revolving credit agreement ("Euro Credit Agreement") to support our operations in Central Europe within our Europe segment. The Euro Credit Agreement provides for a 1-year revolving credit facility of €150 million on an uncommitted basis. There were no outstanding borrowings on the Euro Credit Agreement as of March 30, 2013. Under the terms of some of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions. As of March 30, 2013, and December 29, 2012, we were in compliance with all of these restrictions and have met all debt payment obligations.
Use of Cash
Following the Acquisition in the second quarter of 2012, our cash use will focus primarily on debt repayment for the next few years, along with cash dividends, potential strategic investments and other general corporate uses.
As of March 30, 2013, we had $1,247.1 million of long-term debt which will mature during 2013. This includes the $575 million convertible bonds and the €500 million Zero Coupon Senior Unsecured Convertible Note issued in connection with the Acquisition. Both of these notes contain conversion features which have the potential to result in a net settlement materially in excess of the notional values of the notes upon maturity. See Note 12, "Debt" and Note 14, "Derivative Instruments and Hedging Activities" for further discussion of each note's conversion feature and potential impact to the condensed consolidated financial statements. The upcoming maturities may be settled in several ways, including use of cash on-hand, free cash flow from operations, and utilizing our commercial paper program or existing credit facilities, on which we currently have no borrowings. We do not anticipate incurring significant tax charges associated with any cash movements related to making these payments. Additionally, as of March 30, 2013, we had outstanding cross currency swaps in a net non-current liability position of $206.2 million scheduled to mature on March 31, 2014. As part of our focus on deleveraging, we may consider prepayment of our debt or cross currency swap obligations should our cash outlook allow.
During the first quarter of 2013, we made contributions to our defined benefit pension plans of $23.4 million. Our U.K. pension plan is subject to a statutory valuation for funding purposes every three years, with the next valuation scheduled for June 2013. While we cannot predict the outcomes of this valuation, it may result in a material increase to our long-term cash contribution obligations to our U.K. pension plan.
In 2011, we announced that our Board of Directors approved a new program authorizing the repurchase of up to $1.2 billion of our Class B common stock, with an expected program term of three years. This program was later extended to Class A shares. There were no repurchases in 2012 nor in the first quarter of 2013, and we do not expect further repurchases until our debt ratios return closer to levels maintained prior to the financing activities related to the Acquisition.
Credit Rating
Our current long-term credit ratings are BBB-/Negative Outlook, Baa2/Stable Outlook and BBB/Stable Outlook with Standard and Poor's, Moody's Investor Services and Fitch Ratings, respectively.  Similarly, our short term credit ratings are A-3, Prime-2 and F2.  The BBB- rating from Standard & Poor's is one notch above "below investment grade." A securities rating is not a recommendation to buy, sell or hold securities, and it may be revised or withdrawn at any time by the rating agency.
MillerCoors
MillerCoors distributes its excess cash to its owners, SABMiller and MCBC, on a 58%/42% basis, respectively. MillerCoors does not carry significant debt obligations, and there are no restrictions from external sources on its ability to make cash distributions to its owners.
MillerCoors recognized $69.7 million and $71.1 million of depreciation and amortization during the first quarter of 2013 and the first quarter of 2012, respectively.
As of March 31, 2013, and December 31, 2012, MillerCoors had cash of $15.5 million and $17.3 million, respectively. As of March 31, 2013, and December 31, 2012, total debt was $23.1 million and $23.6 million, respectively.
MillerCoors contributed $33.8 million to its defined benefit pension plans during the first quarter of 2013. For 2013, MillerCoors' contributions to its defined benefit pension plans are expected to be approximately $90 million to $110 million (our 42% share is $38 million to $46 million), and are not included in our contractual cash obligations discussion below.
MillerCoors delivered incremental cost savings of $16 million in the first quarter of 2013. We benefit from 42% of the MillerCoors cost savings.
Foreign Exchange
Foreign exchange risk is inherent in our operations primarily due to the significant operating results that are denominated in currencies other than USD, predominantly CAD, GBP, and our Central European operating currencies such as Euro, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu and Bulgarian Lev. Our approach is to reduce the volatility of cash flows and reported earnings which result from currency fluctuations rather than business related factors. Therefore, we closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to foreign currency fluctuations. Our financial risk management policy is intended to offset a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. See Part I—Item 1. Financial Statements, Note 14, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements for further discussion on our financial risk management strategies.
Capital Expenditures
We spent $68.3 million on capital improvement projects worldwide in the first quarter of 2013, excluding capital spending by MillerCoors and other equity method joint ventures, representing an increase of $34.5 million from the $33.8 million of capital expenditures in the first quarter of 2012 driven by the addition of our Central Europe operations. We expect to incur capital expenditures for 2013 of approximately $330 million, excluding capital spending by MillerCoors and other equity method joint ventures.

Contractual Obligations and Commercial Commitments
Contractual Cash Obligations as of March 30, 2013
A summary of our consolidated contractual cash obligations as of March 30, 2013, and based on foreign exchange rates at March 30, 2013, is as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Debt obligations	$4,625.9	$1,229.3	$909.3	$887.3	$1,600.0
Interest payments on debt obligations	1,992.8	148.8	265.7	182.3	1,396.0
Derivative payments	249.0	45.8	203.2	—	—
Retirement plan expenditures	191.2	94.8	17.7	18.8	59.9
Operating leases	118.8	33.2	43.6	21.3	20.7
Other long-term obligations	2,523.6	940.6	893.6	455.7	233.7
Total obligations	$9,701.3	$2,492.5	$2,333.1	$1,565.4	$3,310.3
See Part I - Item 1. Financial Statements, Note 12, "Debt", Note 14, "Derivative Instruments and Hedging Activities", Note 15, "Pension and Other Postretirement Benefits", and Note 16, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for additional information.
Other commercial commitments as of March 30, 2013

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$43.0	$43.0	$—	$—	$—

Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. See further discussion as described in Part I—Item 1. Financial Statements, Note 16, "Commitments and Contingencies" of the Notes.
Off-Balance Sheet Arrangements
As of March 30, 2013, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K), except for our $575 million convertible notes as discussed in Part I—Item 1. Financial Statements, Note 12, "Debt" herein, as well as Part II—Item 8 Financial Statements and Supplementary Data, Note 14 "Debt" of the Notes within our Annual Report.
Outlook for 2013
In the balance of 2013, our focus will continue to be on the three pillars of our growth strategy, and particularly the first one, which is to grow profitably in our core businesses through brands and innovation. We also intend to pay down debt. In combination with disciplined cash use, our growth strategy is designed to drive long-term profit, cash flow and total return for our shareholders.
In Canada, we look forward to the hockey playoffs in key markets in the weeks ahead, along with full retail activation for the new season this fall. Going forward, we have a strong innovation program following the rollout of Molson Canadian Wheat. This will include the launch of Molson Canadian Cider in select markets this summer and Rickard's Shandy. Along with our innovative aluminum pint bottle, we also expect our two lead brands in Canada to benefit from further packaging innovation ahead of the summer selling season.
In the U.S., our share performance has improved across key segments, and our net-revenue-per-hectoliter growth is the strongest it has been in four years. For the third straight year, we are increasing our investment in innovation, and we are focusing that investment on the biggest, highest-potential opportunities and the most profitable parts of the U.S. beer market. We will see new activity behind Coors Light and Miller Lite, and in craft we are planning new line extensions for Leinenkugel's and Blue Moon for summer and fall. In the above premium segment, we are building on the initial success in launching Redd's Apple Ale, Third Shift Amber Lager and Batch 19 nationally.
In Europe, Romania, Serbia and Hungary are on a firmer footing than just a few months ago with trade inventories at better levels and the elimination of some low-margin package configurations. Staropramen is growing strongly across our Central Europe markets and Carling grew volume and share in the U.K. The innovation agenda across Europe is accelerating with Carling Cider now in market in the U.K. and performing in-line with expectations. We are also broadening our Carling Zest portfolio with the launch of a ginger variant, and we are extending our beer mix offerings across Central Europe with the introduction of a cider mix and three new flavors. Additionally, we are launching Borsodi Super Dry in Hungary, Carling in Croatia, and Molson Canadian in Ireland.
In MCI, we will continue to focus on growth, and we are investing ahead of the curve in high opportunity emerging markets behind a solid portfolio of Coors Light, Carling and Staropramen. We will continue to drive growth in our key brands, expand into select markets this year, and reduce our investment per hectoliter as we drive our international group to profitability over the medium term.
We expect 2013 marketing, general and administrative expense in Corporate to be approximately $105 million, excluding foreign exchange movements.
Including our 42% of MillerCoors, we currently anticipate approximately $150 million of cash contributions to our defined benefit pension plans in 2013 and pension expense of approximately $50 million.
Interest
We anticipate 2013 consolidated net interest expense of approximately $170 million, at March 30, 2013, foreign exchange rates.
Tax
Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled. We anticipate that our 2013 underlying effective tax rate on income will be in the range of 16% to 20%. We expect our normalized long-term underlying effective tax rate to be in the range of 20% to 24%, although we anticipate that it will take a few years to move to that range. There are proposed or pending tax law changes in various jurisdictions in which we do business which, if enacted, may have an impact on our underlying effective tax rate.
Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first quarter of 2013.

We completed the required annual impairment testing as of July 1, 2012, the first day of our fiscal third quarter, and concluded there were no impairments of goodwill or other indefinite-lived intangible assets. Given the timing of our Acquisition, the Central Europe reporting unit and the associated indefinite-lived intangibles were not part of our annual impairment testing as we relied upon the fair value as of the Acquisition date and performed a qualitative assessment to ensure no significant changes between the Acquisition and July 1, 2012. Given the change in our operating segments effective the first day of our fiscal year 2013 to combine our U.K. and Ireland business with our Central Europe organization, which resulted in a single European segment, we re-evaluated our reporting units during the first quarter of 2013. This re-evaluation resulted in an aggregation of our U.K. and Central Europe businesses into one Europe reporting unit. As part of this re-evaluation, we also determined that a goodwill impairment trigger did not exist at either of the previous U.K. or Central Europe reporting unit levels prior to or upon aggregation. The discussion below focuses on results of our 2012 annual impairment testing of goodwill, which references our historical U.K. and Central Europe reporting unit. Effective for our 2013 annual impairment testing of goodwill to occur during the the third quarter of 2013, we will perform testing at the Europe reporting unit level.

Through our annual impairment testing of goodwill performed in the third quarter of 2012, we determined that the fair value of our U.K. and Canada reporting units were close to failing step one of the goodwill impairment test. The fair value of the U.K. reporting unit was estimated at approximately 7% in excess of its carrying value (of which $818.1 million is goodwill as of March 30, 2013) and the fair value of the Canada reporting unit was estimated at approximately 15% in excess of its carrying value (of which $750.0 million is goodwill as of March 30, 2013). The reporting units are therefore at risk of a future impairment in the event of significant unfavorable changes in the forecasted cash flows, terminal growth rates, market transaction multiples and/or weighted-average cost of capital utilized in the discounted cash flow analysis. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections reflect challenging environments that have been adversely impacted by a weak economy across all industries, partially offset by anticipated cost savings and specific brand-building and innovation activities. Through our annual impairment testing of indefinite-lived intangibles, it was determined that the fair value of our Molson core brands were close to failing step one of the impairment test, with the fair value of the Molson core brands estimated at approximately 14% in excess of its carrying value (of which $3,002.3 million is indefinite-lived intangibles as of March 30, 2013). The Molson core brands face similar risks and challenges as the Canada reporting unit, as described above. Additionally, our annual impairment testing of indefinite-lived intangibles indicated that the Carling brand in the U.K. (of which $304.6 million is indefinite-lived intangible as of March 30, 2013) continued to have a fair value significantly in excess of its carrying value.
As of March 30, 2013, we had $789.4 million of goodwill and $2,332.1 million of indefinite-lived intangibles, primarily related to brands, associated with Central Europe. Since the Acquisition, our Central Europe business, along with other European corporations across all industries, has been adversely impacted by the weak economy in Europe. If this continues, a future impairment charge may be required.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our Europe and Canada reporting units and Molson core and European brands may include such items as: (i) a decrease in expected future cash flows, specifically, an increase in required pension contributions, a decrease in sales volume, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) an economic recovery that significantly differs from our assumptions in timing and/or degree, (iii) volatility in the equity and debt markets which could result in a higher discount rate; and (iv) sensitivity to market transaction multiples.
While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.

New Accounting Pronouncements Not Yet Adopted
Joint and Several Liability Arrangements
In February 2013, the FASB issued authoritative guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance is effective for annual reporting periods beginning on or after December 15, 2013, and interim reporting periods thereafter. We do not anticipate that this guidance will have an impact on our financial position or results of operations.
Cumulative Translation Adjustment
In March 2013, the FASB issued authoritative guidance on a parent's accounting for the cumulative translation adjustment ("CTA") upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This update will also resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The guidance is effective for annual reporting periods beginning on or after December 15, 2013, and interim reporting periods thereafter. We do not anticipate that this guidance will have an impact on our financial position or results of operations.
Liquidation Basis of Accounting
In April 2013, the FASB issued authoritative guidance to clarify when it is appropriate to apply the liquidation basis of accounting. Additionally, the update provides guidance for recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Under the amendment, entities are required to prepare their financial statements under the liquidation basis of accounting when a liquidation becomes imminent. The guidance is effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We do not anticipate that this guidance will have an impact on our financial position or results of operations.
See Part I—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" to the unaudited condensed consolidated financial statements for a description of new accounting pronouncements that we have adopted.

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
For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Item 1. Financial Statements, Note 14, "Derivative Instruments and Hedging Activities", to the unaudited condensed consolidated financial statements. On a rolling twelve-month basis, maturities of derivative financial instruments held on March 30, 2013, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$(249.0)	$(45.8)	$(203.2)	$—	$—
Sensitivity Analysis
Our market sensitive derivative and other financial instruments, as defined by the Securities and Exchange Commission ("SEC"), are foreign currency forward contracts, commodity swaps, interest rate swaps and cross currency swaps. We monitor foreign exchange risk, interest rate risk, commodity risk, equity price risk and related derivatives using a sensitivity analysis.
The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolios:

	As of
Estimated fair value volatility	March 30, 2013	December 29, 2012
	(In millions)
Foreign currency risk:
Forwards	$(70.3)	$(82.0)
Swaps	$(55.2)	$(57.8)
Foreign currency denominated debt(1)	$(203.8)	$(234.2)
Interest rate risk:
Debt	$(115.0)	$(114.5)
Swaps	$(19.5)	$(25.4)
Commodity price risk:
Swaps	$(1.0)	$(1.4)
Equity price risk:
Equity conversion feature of debt	$(36.4)	$(13.5)

(1)	Included in these amounts are the impact of adverse changes in foreign currency exchange rates on the equity conversion feature of our foreign denominated debt.
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2013, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1.    Legal Proceedings
In December 2012, Miller Brewing Company (“Miller”) orally informed us of its intent to terminate the license agreement between Miller and us whereby we have exclusive rights to distribute certain Miller products in Canada (the “License Agreement”) including Miller Lite, Miller High Life, Milwaukee's Best, Mickey's, Olde English, Miller Genuine Draft, and Miller Chill. Miller alleges that we failed to meet certain volume sales targets under the License Agreement. We do not believe Miller has any right under the License Agreement or otherwise to terminate the License Agreement. Following this communication, we filed a lawsuit in Ontario, Canada (Molson Canada 2005 v. Miller Brewing Company, Sup. Ct. of Justice-Ontario, CV-12-470589) seeking an injunction preventing Miller from terminating the License Agreement and ordering Miller to abide by its contractual terms. On January 18, 2013, Miller sent written notice to us purporting to terminate the License Agreement. In our lawsuit, we also assert that Miller breached the License Agreement by attempting to terminate the License Agreement. The motion for the injunction is scheduled for May 9, 2013.
We intend to vigorously assert and defend our rights in this lawsuit. At this time we are unable to predict the outcome of this litigation or the impact, if any, of an adverse outcome on our business and results of operations, including any possible future asset impairment. We recognized net sales related to the License Agreement of $17.2 million and $16.7 million for the first quarters of 2013 and 2012, respectively. Additionally, as of March 30, 2013, we had a definite-lived intangible asset related to the License Agreement with a carrying value of $66.4 million and a remaining life of approximately 7 years.
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
ITEM 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I—Item 1A. "Risk Factors" in our Annual Report, which could materially affect our business, financial condition and/or future results. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or future results.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In 2011, we announced that our Board of Directors approved and authorized a program to repurchase up to $1.2 billion of our Class A and Class B common stock in the open market or in privately negotiated transactions. The program has an expected term of three years and the number, price, and timing of the repurchases will be at our sole discretion and will be evaluated depending on market conditions, liquidity needs or other factors. Our Board of Directors may suspend, modify, or terminate the program at any time without prior notice. We did not make any share repurchases during the three months ended March 30, 2013.
ITEM 3.    Defaults upon Senior Securities
None

ITEM 4.    Mine Safety Disclosures

None

ITEM 5.    Other Information

None
ITEM 6.    Exhibits
The following are filed as a part of this Quarterly Report on Form 10-Q:
(a)   Exhibits

Exhibit Number	Document Description
10.1
Facility Amendment Letter, dated as of March 22, 2013, to the Unsecured Uncommitted Revolving Facilities Agreement by and among Starbev Netherlands B.V. and Molson Coors Netherlands B.V. as borrowers, Molson Coors Brewing Company, as guarantor, Unicredit Bank Czech Republic, A.S. and ING Bank N.V., Prague Branch as mandated lead arrangers, the original lenders party thereto, Unicredit Bank AG, London Branch, as agent and ING Bank N.V., Prague Branch, as issuing bank.

10.2	Form of Commercial Paper Dealer Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 20, 2013).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations for the 13 weeks ended March 30, 2013, and March 31, 2012, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the 13 weeks ended March 30, 2013, and March 31, 2012, (iii) the Unaudited Condensed Consolidated Balance Sheets at March 30, 2013, and December 29, 2012, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the 13 weeks ended March 30, 2013, and March 31, 2012, (v) the Notes to Unaudited Condensed Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ ZAHIR IBRAHIM
Zahir Ibrahim Vice President and Controller (Chief Accounting Officer) May 7, 2013