Form 10-Q
period 2013-06-29
MOLSON COORS BREWING CO
filed 2013-08-06
CIK 24545

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 29, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 1, 2013:
Class A Common Stock— 2,556,894 shares
Class B Common Stock—158,854,539 shares
Exchangeable shares:
As of August 1, 2013, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares—2,896,941 shares
Class B Exchangeable shares—19,136,383 shares
These Class A and Class B exchangeable shares offer substantially the same economic and voting rights as the respective classes of common shares of the registrant. This is achieved via the following structure: The registrant has outstanding one share each of special Class A and Class B voting stock, through which the holders of Class A exchangeable shares and Class B exchangeable shares of Molson Coors Canada Inc. (a subsidiary of the registrant), respectively, may exercise their voting rights with respect to the registrant. The special Class A and Class B voting stock are entitled to one vote for each of the exchangeable shares, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The trustee holder of the special Class A voting stock and the special Class B voting stock has the right to cast a number of votes equal to the number of then outstanding Class A exchangeable shares and Class B exchangeable shares, respectively.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.
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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Sales	$1,659.7	$1,440.9	$2,844.5	$2,449.0
Excise taxes	(481.7)	(441.5)	(838.0)	(758.2)
Net sales	1,178.0	999.4	2,006.5	1,690.8
Cost of goods sold	(684.1)	(580.1)	(1,231.2)	(1,018.9)
Gross profit	493.9	419.3	775.3	671.9
Marketing, general and administrative expenses	(304.3)	(304.8)	(589.6)	(553.0)
Special items, net	(1.3)	(21.2)	(2.8)	(22.7)
Equity income in MillerCoors	172.6	185.6	290.0	304.5
Operating income (loss)	360.9	278.9	472.9	400.7
Interest income (expense), net	(41.2)	(84.6)	(116.1)	(108.4)
Other income (expense), net	(7.3)	(70.5)	(3.0)	(71.9)
Income (loss) from continuing operations before income taxes	312.4	123.8	353.8	220.4
Income tax benefit (expense)	(34.1)	(25.9)	(37.6)	(43.2)
Net income (loss) from continuing operations	278.3	97.9	316.2	177.2
Income (loss) from discontinued operations, net of tax	1.7	0.8	0.8	0.9
Net income (loss) including noncontrolling interests	280.0	98.7	317.0	178.1
Less: Net (income) loss attributable to noncontrolling interests	(1.6)	6.4	(3.0)	6.5
Net income (loss) attributable to Molson Coors Brewing Company	$278.4	$105.1	$314.0	$184.6
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.51	$0.58	$1.72	$1.02
From discontinued operations	0.01	—	—	—
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$1.52	$0.58	$1.72	$1.02
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.50	$0.57	$1.71	$1.01
From discontinued operations	0.01	—	—	—
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$1.51	$0.57	$1.71	$1.01
Weighted-average shares—basic	182.9	180.8	182.3	180.6
Weighted-average shares—diluted	184.1	181.6	183.5	181.6
Amounts attributable to Molson Coors Brewing Company
Net income (loss) from continuing operations	$276.7	$104.3	$313.2	$183.7
Income (loss) from discontinued operations, net of tax	1.7	0.8	0.8	0.9
Net income (loss) attributable to Molson Coors Brewing Company	$278.4	$105.1	$314.0	$184.6
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income (loss) including noncontrolling interests	$280.0	$98.7	$317.0	$178.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(79.4)	(64.2)	(340.7)	43.6
Unrealized gain (loss) on derivative instruments	19.6	7.6	32.7	(10.2)
Reclassification of derivative (gains) losses to income	(0.8)	1.7	(0.7)	3.5
Pension and other postretirement benefit adjustments	(2.4)	—	—	—
Amortization of net prior service (benefits) costs and net actuarial (gains) losses to income	13.3	5.6	23.9	15.5
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	(2.8)	(0.1)	(9.5)	9.3
Total other comprehensive income (loss), net of tax	(52.5)	(49.4)	(294.3)	61.7
Comprehensive income (loss)	227.5	49.3	22.7	239.8
Less: Comprehensive income (loss) attributable to the noncontrolling interests	(1.6)	6.4	(3.0)	6.5
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$225.9	$55.7	$19.7	$246.3
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT PAR VALUE) (UNAUDITED)

	As of
	June 29, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$801.6	$624.0
Accounts receivable, net	693.4	660.5
Other receivables, net	109.8	92.9
Inventories:
Finished	178.5	139.9
In process	28.3	20.3
Raw materials	41.8	43.5
Packaging materials	16.8	10.2
Total inventories	265.4	213.9
Other current assets, net	134.7	117.5
Deferred tax assets	66.4	39.2
Total current assets	2,071.3	1,748.0
Properties, net	1,910.5	1,995.9
Goodwill	2,325.5	2,453.1
Other intangibles, net	6,947.4	7,234.8
Investment in MillerCoors	2,516.6	2,431.8
Deferred tax assets	119.3	125.4
Notes receivable, net	24.3	26.3
Other assets	202.0	196.9
Total assets	$16,116.9	$16,212.2
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$1,363.1	$1,186.9
Derivative hedging instruments	164.9	6.0
Deferred tax liabilities	112.3	152.3
Current portion of long-term debt and short-term borrowings	1,272.4	1,245.6
Discontinued operations	7.2	7.9
Total current liabilities	2,919.9	2,598.7
Long-term debt	3,295.7	3,422.5
Pension and post-retirement benefits	745.7	833.0
Derivative hedging instruments	1.3	222.2
Deferred tax liabilities	937.9	948.5
Unrecognized tax benefits	80.5	81.8
Other liabilities	106.8	93.9
Discontinued operations	18.3	20.0
Total liabilities	8,106.1	8,220.6
Commitments and contingencies (Note 16)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value per share (authorized: 500.0 shares; issued: 166.3 shares and 164.2 shares, respectively)	1.7	1.6
Class A exchangeable shares, no par value (issued and outstanding: 2.9 shares and 2.9 shares, respectively)	108.5	110.2
Class B exchangeable shares, no par value (issued and outstanding: 19.1 shares and 19.3 shares, respectively)	720.5	724.4
Paid-in capital	3,709.5	3,623.6
Retained earnings	4,097.7	3,900.5
Accumulated other comprehensive income (loss)	(332.3)	(72.3)
Class B common stock held in treasury at cost (7.5 shares and 7.5 shares, respectively)	(321.1)	(321.1)
Total Molson Coors Brewing Company stockholders' equity	7,984.5	7,966.9
Noncontrolling interests	26.3	24.7
Total equity	8,010.8	7,991.6
Total liabilities and equity	$16,116.9	$16,212.2
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$317.0	$178.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160.9	111.8
Amortization of debt issuance costs and discounts	14.2	25.0
Share-based compensation	15.4	10.1
Loss on sale or impairment of properties and intangibles	6.3	21.1
Deferred income taxes	13.1	5.5
Equity income in MillerCoors	(290.0)	(304.5)
Distributions from MillerCoors	290.0	304.5
Equity in net income of other unconsolidated affiliates	(7.8)	(6.5)
Distributions from other unconsolidated affiliates	13.0	11.8
Excess tax benefits from share-based compensation	(5.4)	(3.5)
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments	28.9	(4.1)
Change in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations) and other:	36.2	49.0
(Gain) loss from discontinued operations	(0.8)	(0.9)
Net cash provided by operating activities	591.0	397.4
Cash flows from investing activities:
Additions to properties	(149.7)	(81.4)
Proceeds from sales of properties and other long-lived assets	4.9	1.3
Acquisition of businesses, net of cash acquired	—	(2,257.4)
Proceeds from sale of business	2.0	—
Investment in MillerCoors	(615.3)	(565.7)
Return of capital from MillerCoors	515.2	459.9
Payments on settlement of derivative instruments	—	(110.6)
Investment in and advances to an unconsolidated affiliate	(2.8)	(3.7)
Loan repayments	4.5	9.5
Loan advances	(3.7)	(4.6)
Net cash used in investing activities	(244.9)	(2,552.7)
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	63.1	20.8
Excess tax benefits from share-based compensation	5.4	3.5
Dividends paid	(116.8)	(115.9)
Dividends paid to noncontrolling interests holders	(1.2)	(2.9)
Payments for purchase of noncontrolling interest	(0.2)	—
Debt issuance costs	(0.2)	(39.2)
Proceeds from issuances of long-term debt	—	2,195.4
Payments on long-term debt and capital lease obligations	(52.4)	(44.8)
Payments on debt assumed in acquisition	—	(424.3)
Proceeds from short-term borrowings	9.3	2.5
Payments on short-term borrowings	(15.1)	(13.5)
Payments on settlement of derivative instruments	(35.1)	(4.0)
Net proceeds from (payments on) revolving credit facilities	(2.9)	3.9
Change in overdraft balances and other	2.0	2.1
Net cash (used in) provided by financing activities	(144.1)	1,583.6
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	202.0	(571.7)
Effect of foreign exchange rate changes on cash and cash equivalents	(24.4)	8.8
Balance at beginning of year	624.0	1,078.9
Balance at end of period	$801.6	$516.0
See notes to unaudited condensed consolidated financial statements. See Note 3, "Acquisition of StarBev" for non-cash activity related to the acquisition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments and Corporate. Our reporting segments include: Molson Coors Canada, operating in Canada; MillerCoors LLC ("MillerCoors"), which is accounted for by us under the equity method of accounting, operating in the United States ("U.S."); Molson Coors Europe, operating in Czech Republic, Serbia, Croatia, Romania, Bulgaria, Hungary, Montenegro, Bosnia-Herzegovina and Slovakia (collectively, "Central Europe"), as well as the United Kingdom ("U.K.") and the Republic of Ireland; Molson Coors International ("MCI"), operating in various other countries. Effective for the first day of our 2013 fiscal year, we combined our U.K. and Ireland business with our Central Europe operations, which resulted in our Europe segment, and we have recast the historical presentation of segment information accordingly.
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
These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 29, 2012 ("Annual Report") and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements ("Notes") included in our Annual Report. Our accounting polices did not change in the second quarter or first half of 2013. The results of operations for the thirteen and twenty-six weeks ended June 29, 2013, are not necessarily indicative of the results that may be achieved for the full fiscal year.
We follow a 52/53 week fiscal reporting calendar. Unless otherwise indicated, the second quarter of 2013 and 2012 refers to the thirteen weeks ended June 29, 2013, and June 30, 2012, respectively. The first half of 2013 and 2012 refers to the twenty-six weeks ended June 29, 2013, and June 30, 2012, respectively. Fiscal year 2013 refers to the 52 weeks ending December 28, 2013, and fiscal year 2012 refers to the 52 weeks ended December 29, 2012.
MillerCoors and Central Europe follow a monthly reporting calendar. The second quarter and first half of 2013 and 2012 refer to the three and six months ended June 30, 2013, and June 30, 2012, respectively, except for Central Europe where the second quarter and first half of 2012 refer to the two week period from the acquisition date of June 15, 2012 through June 30, 2012.
2. New Accounting Pronouncements
Adoption of New Accounting Pronouncements
Disclosure about Offsetting Assets and Liabilities
In December 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance enhancing the disclosure requirements related to offsetting asset and liability positions. The update creates new disclosure requirements about the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to better facilitate comparison between financial statements prepared under U.S. GAAP and International Financial Reporting Standards ("IFRS") by requiring entities to provide financial statement users information about both gross and net exposures. The guidance was effective for our quarter ended March 30, 2013. The adoption of this guidance does not have an impact on our financial position or results from operations, although we have included additional disclosure noting that our derivative agreements do not allow us to net positions with the same counterparty and therefore, we present our derivative positions gross in our condensed consolidated balance sheets. See Note 14, "Derivative Instruments and Hedging Activities."

Reclassification of Items from Accumulated Other Comprehensive Income (Loss)
In February 2013, the FASB issued authoritative guidance which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (loss) ("AOCI"). The update requires that an entity present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification. The guidance was effective for our quarter ended March 30, 2013. We have separately disclosed the required information related to reclassification adjustments within Note 13, "Accumulated Other Comprehensive Income (Loss)." The adoption of this guidance does not have an impact on our financial position or results from operations.
New Accounting Pronouncements Not Yet Adopted
Joint and Several Liability Arrangements
In February 2013, the FASB issued authoritative guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance is effective for annual reporting periods beginning on or after December 15, 2013, and interim reporting periods thereafter. We do not anticipate that this guidance will have an impact on our financial position or results of operations.
Cumulative Translation Adjustment
In March 2013, the FASB issued authoritative guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This update will also resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The guidance is effective for annual reporting periods beginning on or after December 15, 2013, and interim reporting periods thereafter. We do not anticipate that this guidance will have an impact on our financial position or results of operations.
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
Presentation of Unrecognized Tax Benefits
In July 2013, the FASB issued authoritative guidance related to the presentation of unrecognized tax benefits. The update requires that the entity present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward in the statement of financial position. The guidance does not apply to the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. The guidance is effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods thereafter. We expect to present deferred tax assets net of unrecognized tax benefits in the statement of financial position. We do not anticipate that this guidance will have a material impact on our financial position or results of operations.
3. Acquisition of StarBev
General
In accordance with our strategy to increase our portfolio of premium brands and deepen our reach into growth markets around the world, we completed the acquisition (the "Acquisition") of StarBev Holdings S.à r.l. ("StarBev") from StarBev L.P. (the "Seller") on June 15, 2012, for €2.7 billion (or $3.4 billion), including the assumption and payoff of pre-existing StarBev indebtedness. Headquartered in Prague, this business is one of the largest brewers in Central Europe. The operating results of Central Europe are reported in our Europe segment and our MCI segment as further described in Note 4, "Segment Reporting." We incurred acquisition and integration costs of $2.1 million and $25.3 million in the second quarters of 2013 and 2012, respectively, and $3.9 million and $31.4 million in the first half of 2013 and 2012, respectively, in connection with the Acquisition. We also incurred financing-related expenses as further described in Note 8, "Other Income and Expense."

Unaudited Pro Forma Financial Information
Central Europe contributed net sales of $262.5 million and $403.9 million, of which $255.3 million and $390.4 million is included in our Europe segment, for the second quarter and first half of 2013, respectively. Central Europe contributed income from continuing operations before income taxes of $49.9 million and $38.9 million, of which $46.3 million and $32.7 million is included in our Europe segment, for the second quarter and first half of 2013, respectively. This compares to contributed net sales of $57.3 million and income from continuing operations before income taxes of $12.4 million for the second quarter of 2012. The incremental portion not included in our Europe segment results is our Central Europe export and license business reflected in our MCI segment results effective July 1, 2012. The following unaudited pro forma summary presents our condensed consolidated statements of operations as if Central Europe had been acquired on December 26, 2010, the first day of our 2011 fiscal year. These amounts were calculated after conversion of StarBev's historical operating results to U.S. GAAP, conforming to our accounting policies, and adjusting StarBev's results to reflect the depreciation and amortization that would have been charged assuming the fair value adjustments to properties and other intangibles resulting from the purchase had it been applied from December 26, 2010, together with the consequential tax effects. These adjustments also reflect the removal of StarBev historical interest expense on debt that was repaid at the time of the Acquisition, the addition of interest expense to be prospectively incurred on the debt issued to finance the Acquisition and the removal of the previously mentioned acquisition-related costs of $25.3 million and $31.4 million incurred in the second quarter and first half of 2012, respectively. Additional significant adjustments for 2012 include the removal of the following non-recurring, transaction-related costs included in the historical operating results: a $57.9 million Euro currency loss, a $39.2 million loss related to standard pre-issuance U.S. Treasury interest rate hedges ("Treasury Locks"), and bridge facility costs of $13.0 million, as further described in Note 8, "Other Income and Expense" and Note 12, "Debt", as well as expense of $8.6 million related to the fair value adjustment to acquisition date inventory that was recorded in the post-acquisition condensed consolidated statements of operations. The adjustments recorded in the first half of 2013 upon finalizing purchase accounting, as further described below, did not result in an adjustment to our previously filed pro forma information. These adjustments do not reflect changes in fair value of the embedded conversion feature or foreign exchange movements of the convertible note issued to the Seller as part of the Acquisition. This unaudited pro forma financial information is not intended to reflect the performance which would have actually resulted had the Acquisition been effected on the dates indicated. Further, the unaudited pro forma results of operations are not necessarily indicative of the results of operations that may be obtained in the future.

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	June 30, 2012	June 30, 2012
	(In millions)
Net sales	$1,200.5	$2,031.3
Income from continuing operations before income taxes	$280.6	$349.1
Net income attributable to MCBC	$242.1	$300.6
Net income per common share attributable to MCBC:
Basic	$1.33	$1.66
Diluted	$1.33	$1.65

The following table represents the classifications of the cash flows used, which are included within our condensed consolidated statement of cash flows for the twenty-six weeks ended June 30, 2012:

(In millions)
Operating activities(1)	$1.4
Investing activities(2)	2,257.4
Financing activities(1)	424.3
Total cash used	$2,683.1
Non-cash(3)	$645.9

(1)
Includes the subordinated deferred payment obligation ("SDPO") with third-party creditors, which was assumed in the Acquisition and was subsequently repaid on June 29, 2012 for $425.7 million including the $1.4 million of interest incurred subsequent to the close of the Acquisition noted as "Operating activities" in the table above.

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

(3)	Reflects the $645.9 million fair value of the convertible note issued to the Seller upon close of the Acquisition. See Note 12, "Debt" for further discussion.
Allocation of Consideration Transferred
The following table represents the finalized allocation of the total consideration to the identifiable net assets, fair value of the noncontrolling interest, and resulting residual goodwill as of June 15, 2012. These allocated amounts were updated for immaterial changes in the first half of 2013 and are now finalized. During the second quarter of 2013 we recorded liabilities in several Central European countries primarily related to local country regulatory matters associated with pre-acquisition periods. Additionally, some of these items, if materialized, are subject to various claims with the previous owners of the Central Europe business. We also made adjustments to the brand intangible assets, and related deferred tax impacts, as we completed our brand intangible asset valuation.

Fair Value
(In millions)
Cash and cash equivalents	$143.6
Current assets(1)	263.5
Properties	571.7
Other intangibles(2)	2,481.0
Other assets	36.7
Total assets acquired	$3,496.5
Current liabilities(3)	849.0
Non-current liabilities(4)	456.1
Total liabilities assumed	$1,305.1
Total identifiable net assets	$2,191.4
Noncontrolling interest measured at fair value	40.6
Goodwill(5)	896.1
Total consideration	$3,046.9

(1)	Includes trade receivables of $167.5 million and inventory of $57.3 million.

(2)	See Note 11, "Goodwill and Intangible Assets" for further discussion.

(3)	Includes the $423.4 million subordinated deferred payment obligation assumed, which was subsequently repaid for $425.7 million on June 29, 2012.

(4)	Includes $404.0 million of deferred tax liabilities.

(5)
The goodwill resulting from the Acquisition is primarily attributable to Central Europe's licensed brand brewing, distribution and import business, anticipated synergies and the assembled workforce. We assigned the majority of the goodwill to our Europe reporting unit with a portion allocated to the Canada reporting unit resulting from synergies. The goodwill is not deductible for tax purposes. See Note 11, "Goodwill and Intangible Assets" for further discussion.

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

No single customer accounted for more than 10% of our consolidated or segmented sales in the second quarter or first half of 2013 or 2012. Net sales represent sales to third-party external customers. Inter-segment sales revenues, other than sales to MillerCoors (see Note 5, "Investments" for additional detail), are insignificant and eliminated in consolidation.
Net sales and income (loss) from continuing operations before income taxes below for the second quarter and first half of 2012, include results from our Central European operations reported within our Europe segment from the Acquisition date of June 15, 2012 through June 30, 2012.
The following table presents net sales by segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In millions)
Canada	$558.2	$582.9	$953.8	$985.2
Europe	586.2	383.5	992.6	646.9
MCI	34.7	37.1	61.7	65.2
Corporate	0.3	0.4	0.6	0.7
Eliminations(1)	(1.4)	(4.5)	(2.2)	(7.2)
Consolidated	$1,178.0	$999.4	$2,006.5	$1,690.8

(1)	Represents inter-segment sales from the Europe segment to the MCI segment.
The following table presents income (loss) from continuing operations before income taxes by segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In millions)
Canada	$137.3	$139.9	$173.7	$183.8
U.S.	172.6	185.6	290.0	304.5
Europe	81.6	28.7	77.9	30.0
MCI	(3.3)	(24.3)	(9.4)	(32.9)
Corporate	(75.8)	(206.1)	(178.4)	(265.0)
Consolidated	$312.4	$123.8	$353.8	$220.4
The following table presents total assets by segment:

	As of
	June 29, 2013	December 29, 2012
	(In millions)
Canada	$6,228.8	$6,547.1
U.S.	2,516.6	2,431.8
Europe	6,661.5	6,742.4
MCI	78.2	92.0
Corporate	631.8	398.9
Consolidated	$16,116.9	$16,212.2

5. Investments
Our investments include both equity method and consolidated investments. Those entities identified as variable interest entities ("VIEs") have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, consolidate these entities. None of our consolidated VIEs held debt as of June 29, 2013, or December 29, 2012. We have not provided any financial support to any of our VIEs during the quarter that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. As of June 29, 2013, and December 29, 2012, our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K.") and Grolsch and our unconsolidated VIEs are Brewers' Retail Inc. ("BRI"), Brewers' Distributor Ltd. ("BDL") and Modelo Molson Imports, L.P. ("MMI").
Equity Investments
Investment in MillerCoors
Summarized financial information for MillerCoors is as follows:
Condensed Balance Sheets

	As of
	June 30, 2013	December 31, 2012
	(In millions)
Current assets	$1,069.0	$841.4
Non-current assets	8,910.5	8,949.9
Total assets	$9,979.5	$9,791.3
Current liabilities	$952.3	$958.5
Non-current liabilities	1,498.1	1,537.5
Total liabilities	2,450.4	2,496.0
Noncontrolling interests	28.6	28.4
Owners' equity	7,500.5	7,266.9
Total liabilities and equity	$9,979.5	$9,791.3
The following represents our proportional share in MillerCoors' equity:

	As of
	June 30, 2013	December 31, 2012
	(In millions, except percentages)
MillerCoors owners' equity	$7,500.5	$7,266.9
MCBC economic interest	42%	42%
MCBC proportionate share in MillerCoors' equity	3,150.2	3,052.1
Difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(1)	(668.6)	(670.8)
Accounting policy elections	35.0	35.0
Timing differences of cash contributions and distributions as a result of different fiscal periods	—	15.5
Investment in MillerCoors	$2,516.6	$2,431.8

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
Results of Operations

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In millions)
Net sales	$2,159.0	$2,224.0	$3,947.3	$3,983.8
Cost of goods sold	(1,270.1)	(1,311.8)	(2,358.8)	(2,381.8)
Gross profit	$888.9	$912.2	$1,588.5	$1,602.0
Operating income	$417.9	$444.4	$692.4	$723.4
Net income attributable to MillerCoors	$412.7	$438.3	$684.6	$713.6
The following represents our proportional share in net income attributable to MillerCoors reported under the equity method:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In millions, except percentages)
Net income attributable to MillerCoors	$412.7	$438.3	$684.6	$713.6
MCBC economic interest	42%	42%	42%	42%
MCBC proportionate share of MillerCoors net income	173.3	184.1	287.5	299.7
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors	1.0	1.5	2.2	1.9
Share-based compensation adjustment(1)	(1.7)	—	0.3	2.9
Equity income in MillerCoors	$172.6	$185.6	$290.0	$304.5

(1)	The net adjustment is to eliminate all share-based compensation impacts related to pre-existing SABMiller plc equity awards held by former Miller employees now employed by MillerCoors.
The following table summarizes our transactions with MillerCoors:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In millions)
Beer sales to MillerCoors	$4.5	$5.3	$8.9	$10.2
Beer purchases from MillerCoors	$3.9	$3.1	$7.0	$5.4
Service agreement costs and other charges to MillerCoors	$0.7	$0.9	$1.3	$2.0
Service agreement costs and other charges from MillerCoors	$—	$0.4	$0.2	$0.6
As of June 29, 2013, and December 29, 2012, we had $0.9 million and $0.8 million of net payables due to MillerCoors, respectively.

Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	June 29, 2013		December 29, 2012
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Grolsch	$7.2	$2.2	$10.0	$5.6
Cobra U.K.	$31.5	$1.8	$33.2	$3.3

6. Share-Based Payments
During the first half of 2013 and 2012, we recognized share-based compensation expense related to the following Class B common stock awards to certain directors, officers and other eligible employees, pursuant to the Molson Coors Brewing Company Incentive Compensation Plan ("Incentive Compensation Plan"): restricted stock units ("RSU"), deferred stock units ("DSU"), performance share units ("PSU"), performance units ("PU") and stock options. As part of our annual grant in the first quarter of 2013, we issued PSUs in place of PUs that had previously been granted in each of the past three years. The settlement amount of the PSUs is determined based on market and performance metrics, which include our total shareholder return performance relative to the S&P 500 and specified adjusted earnings per share. PSU compensation expense is based on a fair value assigned to the market metric using a Monte Carlo model, which will remain constant throughout the vesting period of three years, and a performance multiplier, which will vary due to changing estimates of adjusted earnings per share.
The following table summarizes share-based compensation expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In millions)
Pre-tax compensation expense	$4.3	$5.1	$15.4	$10.1
Tax benefit	(1.1)	(1.4)	(4.5)	(3.0)
After-tax compensation expense	$3.2	$3.7	$10.9	$7.1
The increase in expense during the first half of 2013 was primarily driven by accelerated expense related to certain RSUs and PSUs granted in the first quarter of 2013.
As of June 29, 2013, there was $26.5 million of total unrecognized compensation cost from all share-based compensation arrangements granted under the Incentive Compensation Plan, related to unvested shares. This compensation expense is expected to be recognized over a weighted-average period of approximately 1.6 years.
The following table represents the summary of stock options and stock-only stock appreciation rights ("SOSAR") outstanding as of June 29, 2013, and the activity during the first half of 2013:

	Shares outstanding	Weighted-average exercise price per share	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 29, 2012	6.0	$40.55	4.05	$23.2
Granted	0.2	$45.22
Exercised	(1.8)	$36.04
Forfeited	—	$—
Outstanding as of June 29, 2013	4.4	$42.56	4.35	$27.8
Exercisable at June 29, 2013	3.8	$42.32	3.68	$25.4

The total intrinsic values of stock options exercised during the first half of 2013 and 2012 were $23.5 million and $9.6 million, respectively. During the first half of 2013 and 2012, cash received from stock option exercises was $63.1 million and $20.8 million, respectively, and the total tax benefit for the tax deductions from these stock option exercises and other awards was $5.4 million and $3.5 million, respectively.
The following table represents non-vested RSUs, DSUs, PSUs and PUs as of June 29, 2013, and the activity during the first half of 2013:

	RSUs and DSUs		PUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 29, 2012	0.7	$43.06	1.7	$10.90	—	$—
Granted	0.3	$42.58	—	$—	0.2	$43.10
Vested	(0.2)	$43.15	(0.6)	$11.64	—	$—
Forfeited	—	$—	(0.1)	$7.53	—	$—
Non-vested as of June 29, 2013	0.8	$42.92	1.0	$6.91	0.2	$43.10
The fair value of each option granted in the first half of 2013 and 2012 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012
Risk-free interest rate	1.43%	1.56%
Dividend yield	2.88%	2.98%
Volatility range	22.39%-25.90%	25.80%-27.56%
Weighted-average volatility	25.02%	25.84%
Expected term (years)	7.7	4.0-7.7
Weighted-average fair market value	$8.39	$8.18
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
The fair value of the market metric for each PSU granted in the first quarter of 2013 was determined on the date of grant using a Monte Carlo model to simulate total shareholder return for MCBC and peer companies. This value was calculated at $43.10 using a term of 2.83 years as the time between grant date and the end of the performance period. Specific inputs into this valuation, derived using the specified term include a volatility of 21.13% for MCBC and between a range of 12% and 69% for our peers, a risk-free interest rate of 0.33% and a dividend yield of 2.88%.
As of June 29, 2013, there were 7.8 million shares of the Company's stock available for issuance as awards under the Incentive Compensation Plan.

7. Special Items
We have incurred charges or recognized gains that we do not believe to be indicative of our core operations. As such, we have separately classified these amounts as special items. The table below summarizes special items recorded by segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In millions)
Employee related charges
Restructuring(1)
Canada	$0.1	$—	$1.4	$1.6
Europe	(0.3)	4.5	3.0	6.3
MCI	0.1	—	0.1	—
Corporate	—	—	0.3	1.1
Special termination benefits
Canada(2)	0.6	1.4	1.4	1.9
Impairments or asset abandonment charges
Europe - Asset abandonment(3)	—	7.2	—	7.2
MCI - China impairments and related costs(4)	0.8	10.4	0.8	10.4
Unusual or infrequent items
Canada - Flood insurance loss (reimbursement)(5)	—	(2.3)	—	(2.3)
Europe - Release of non-income-related tax reserve(6)	—	—	(4.2)	(3.5)
Total Special items, net	$1.3	$21.2	$2.8	$22.7

(1)
During 2013 and 2012, we recognized expenses associated with restructuring programs focused on labor savings and organizational effectiveness across all functions. As a result, we have reduced headcount by approximately 660 employees since the start of 2012.

(2)
During the second quarter and first half of 2013 and 2012, we recognized charges related to special termination benefits as eligible employees elected early retirement offered as a result of the ratification of collective bargaining agreements with MCC's brewery groups.

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

(4)
See Note 11, "Goodwill and Intangible Assets" for detail related to the impairment of goodwill and definite-lived intangible assets in our joint venture in China recorded in the second quarter of 2012.

(5)	In the second quarter and first half of 2012, we received insurance proceeds in excess of expenses incurred related to the flood damages at our Toronto offices.

(6)
During 2009, we established a non-income-related tax reserve of $10.4 million that was recorded as a special item. The amounts recorded in 2013 and 2012 represent the release of this reserve as a result of a change in estimate. As a result, the remaining amount of this non-income-related tax reserve was fully released in the first quarter of 2013.

During the second quarter of 2013, we recorded losses of $3.3 million on inventory and returnable packaging in our Europe business related to significant flooding in Czech Republic. These losses were entirely offset by insurance proceeds received.

The table below summarizes the activity in the restructuring accruals by segment:

	Canada	Europe	MCI	Corporate	Total
	(In millions)
Total at December 29, 2012	$7.1	$13.4	$2.8	$1.5	$24.8
Charges incurred	1.4	3.0	0.1	0.3	4.8
Payments made	(4.8)	(7.4)	(2.1)	(1.4)	(15.7)
Foreign currency and other adjustments	5.1	(0.6)	—	—	4.5
Total at June 29, 2013	$8.8	$8.4	$0.8	$0.4	$18.4

8. Other Income and Expense
The table below summarizes other income and expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In millions)
Bridge facility fees(1)	$—	$(13.0)	$—	$(13.0)
Euro currency purchase loss(2)	—	(57.9)	—	(57.9)
Gain on sale of non-operating asset(3)	—	—	1.2	—
Gain (loss) from other foreign exchange and derivative activity(4)	(8.8)	(0.6)	(6.1)	(2.3)
Other, net	1.5	1.0	1.9	1.3
Other income (expense), net	$(7.3)	$(70.5)	$(3.0)	$(71.9)

(1)
We incurred costs in connection with the issuance and subsequent termination of the bridge loan agreement entered into concurrent with the announcement of the Acquisition during the second quarter of 2012.

(2)
In connection with the Acquisition, we used the proceeds from our issuance of the $1.9 billion senior notes to purchase Euros. As a result of a negative foreign exchange movement between the Euro and USD prior to using these proceeds to fund the Acquisition, we realized a foreign exchange loss on our Euro cash holdings during the second quarter of 2012.

(3)
During the first quarter of 2013, we realized a gain for proceeds received related to a non-income-related tax settlement resulting from historical activity within our former investment in the Montreal Canadiens.

(4)
Included in this amount are unrealized losses of $10.1 million and gains of $10.0 million for the second quarter and first half of 2013, respectively, and unrealized losses of $3.2 million for the second quarter and first half of 2012, related to foreign currency movements on foreign-denominated financing instruments entered into in conjunction with the closing of the Acquisition. These amounts were partially offset by unrealized gains of $3.9 million and losses of $6.7 million for the second quarter and first half of 2013, respectively, related to foreign exchange contracts to hedge our risk associated with payments of this foreign-denominated debt. See Note 12, "Debt" and Note 14, "Derivative Instruments and Hedging Activities" for further discussion of financing activities related to the Acquisition. Additionally, we recorded losses related to other foreign exchange and derivative activity of $2.6 million and $9.4 million for the second quarter and first half of 2013, respectively. We recorded gains related to other foreign exchange and derivative activity of $2.6 million and $0.9 million for the second quarter and half of 2012, respectively.

9. Income Tax
Our effective tax rates for the second quarters of 2013 and 2012 were approximately 11% and 21%, respectively. For the first half of 2013 and 2012, our effective tax rates were approximately 11% and 20%, respectively. The second quarter 2013 tax rate decreased versus 2012 due primarily to the favorable resolution of unrecognized tax positions related to Canada tax law changes enacted in the second quarter, which decreased our second quarter effective tax rate by approximately 5%. This also created a discrete tax benefit in the quarter.
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

As of June 29, 2013, and December 29, 2012, we had unrecognized tax benefits including interest, penalties and offsetting positions of $80.6 million and $82.1 million, respectively. For the first half of 2013, our unrecognized tax benefits decreased due to the changes in Canada tax law. This decrease was primarily offset by adjustments to our unrecognized tax benefits in Europe upon finalization of purchase accounting related to the Acquisition. The allocation of these balances between current and noncurrent has not changed materially since December 29, 2012.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In millions, except per share amounts)
Amounts attributable to MCBC
Net income (loss) from continuing operations	$276.7	$104.3	$313.2	$183.7
Income (loss) from discontinued operations, net of tax	1.7	0.8	0.8	0.9
Net income (loss) attributable to MCBC	$278.4	$105.1	$314.0	$184.6
Weighted-average shares for basic EPS	182.9	180.8	182.3	180.6
Effect of dilutive securities:
Stock options and SOSARs	0.7	0.4	0.7	0.5
RSUs, PSUs, PUs and DSUs	0.5	0.4	0.5	0.5
Weighted-average shares for diluted EPS	184.1	181.6	183.5	181.6
Basic net income (loss) per share:
Continuing operations attributable to MCBC	$1.51	$0.58	$1.72	$1.02
Discontinued operations attributable to MCBC	0.01	—	—	—
Basic net income (loss) attributable to MCBC	$1.52	$0.58	$1.72	$1.02
Diluted net income (loss) per share:
Continuing operations attributable to MCBC	$1.50	$0.57	$1.71	$1.01
Discontinued operations attributable to MCBC	0.01	—	—	—
Diluted net income (loss) attributable to MCBC	$1.51	$0.57	$1.71	$1.01
Dividends declared and paid per share	$0.32	$0.32	$0.64	$0.64
The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In millions)
Stock options, SOSARs and RSUs	0.2	2.1	0.2	1.4
Shares of Class B common stock issuable upon assumed conversion of the 2.5% Convertible Senior Notes(1)	11.1	10.9	11.1	10.9
Warrants to issue shares of Class B common stock(1)	11.1	10.9	11.1	10.9
Shares of Class B common stock issuable upon assumed conversion of the €500 million Convertible Note(2)	0.7	0.4	0.4	0.2
Total anti-dilutive securities	23.1	24.3	22.8	23.4

(1)
In June 2007, we issued $575 million of senior convertible notes due July 2013. The impact of a net share settlement of the conversion amount at maturity will begin to dilute earnings per share if and when our stock price reaches $51.83. The impact of stock that could be issued to settle share obligations we could have under the warrants we issued simultaneously with the senior convertible notes issuance will begin to dilute earnings per share when our stock price reaches $66.35. The potential receipt of our stock from counterparties under our purchased call options when and if our stock price is between $51.83 and $66.35 would be anti-dilutive and excluded from any calculations of earnings per share. These notes were repaid in July 2013, and related call options will expire in the third quarter of 2013 following the completion of the conversion period. The warrants expire on February 20, 2014. See further discussion in Note 12, "Debt".

(2)
Upon closing of the Acquisition in June 2012, we issued a €500 million Zero Coupon Senior Unsecured Convertible Note due 2013 to the Seller. The impact of a net share settlement of the conversion amount at maturity will begin to dilute earnings per share if and when our stock price reaches $50.61 based on foreign exchange rates at June 29, 2013. See further discussion in Note 12, "Debt".

11. Goodwill and Intangible Assets
The following summarizes the change in goodwill for the first half of 2013:

	Canada	Europe	MCI	Consolidated
	(In millions)
Balance at December 29, 2012	$764.0	$1,680.9	$8.2	$2,453.1
Foreign currency translation	(38.7)	(72.8)	(0.7)	(112.2)
Purchase price adjustment(1)	—	(15.4)	—	(15.4)
Balance at June 29, 2013	$725.3	$1,592.7	$7.5	$2,325.5

(1)
On June 15, 2012, we completed the Acquisition. See Note 3, "Acquisition of StarBev" for further discussion. During the second quarter of 2013, we finalized purchase accounting with a resulting reduction to Europe goodwill in the first half of 2013 of $15.4 million. We assigned the majority of the goodwill resulting from the Acquisition to our Europe reporting unit with a portion allocated to the Canada reporting unit resulting from synergies. The allocation of goodwill to our Canada reporting unit was not impacted by the changes made in the first half of 2013 and is now final.

The following table presents details of our intangible assets, other than goodwill, as of June 29, 2013:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$459.6	$(205.9)	$253.7
Distribution rights	2 - 23	332.3	(248.5)	83.8
Patents and technology and distribution channels	3 - 10	33.2	(29.7)	3.5
Favorable contracts, land use rights and other	2 - 42	12.3	(8.4)	3.9
Intangible assets not subject to amortization:
Brands	Indefinite	5,625.4	—	5,625.4
Distribution networks	Indefinite	961.7	—	961.7
Other	Indefinite	15.4	—	15.4
Total		$7,439.9	$(492.5)	$6,947.4

The following table presents details of our intangible assets, other than goodwill, as of December 29, 2012:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$480.6	$(205.7)	$274.9
Distribution rights	2 - 23	350.8	(255.0)	95.8
Patents and technology and distribution channels	3 - 10	35.3	(31.1)	4.2
Favorable contracts, land use rights and other	2 - 42	13.6	(5.4)	8.2
Intangible assets not subject to amortization:
Brands	Indefinite	5,821.6	—	5,821.6
Distribution networks	Indefinite	1,014.7	—	1,014.7
Other	Indefinite	15.4	—	15.4
Total		$7,732.0	$(497.2)	$7,234.8
The changes in the gross carrying amounts of intangibles from December 29, 2012, to June 29, 2013, are primarily driven by the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies, as well as the adjustments recorded on brand intangible assets during the first half of 2013 related to the finalization of the purchase price allocation. See Note 3, "Acquisition of StarBev" for further discussion.
The balances as of June 29, 2013, and December 29, 2012, include the fair values, using a foreign exchange rate at the date of Acquisition, of $145.6 million for brand intangibles with a 30 year useful life, $2,323.4 million for brand intangibles with an indefinite-life ($2,281.0 million at December 29, 2012) and a fair value of a favorable supply contract and other intangibles of $12.0 million with a 1.5 year useful life as a result of the Acquisition. See Note 3, "Acquisition of StarBev" for total allocation of consideration and discussion of change in brand intangible valuation in the second quarter of 2013.
Based on foreign exchange rates as of June 29, 2013, the estimated future amortization expense of intangible assets is as follows:

Fiscal year	Amount
(In millions)
2013 - remaining	$22.9
2014	$37.9
2015	$35.4
2016	$35.4
2017	$22.0
Amortization expense of intangible assets was $11.7 million and $9.3 million for the second quarters of 2013 and 2012, respectively, and $23.6 million and $18.6 million for the first half of 2013 and 2012, respectively. This expense is presented within marketing, general and administrative expenses.
We completed our required 2012 annual impairment testing as of July 1, 2012, the first day of our fiscal third quarter, and concluded there were no impairments of goodwill or other indefinite-lived intangible assets. Given the timing of our Acquisition, the Central Europe reporting unit and the associated indefinite-lived intangibles were not part of our 2012 annual impairment testing as we relied upon the fair value as of the Acquisition date and performed a qualitative assessment to ensure no significant changes between the Acquisition and July 1, 2012. Given the change in our operating segments effective the first day of our fiscal year 2013 to combine our U.K. and Ireland business with our Central Europe organization, which resulted in a single European segment, we re-evaluated our reporting units during the first quarter of 2013. This re-evaluation resulted in an aggregation of our U.K. and Central Europe businesses into one Europe reporting unit. As part of this re-evaluation, we also determined that a goodwill impairment trigger did not exist at either of the previous U.K. or Central Europe reporting unit levels prior to or upon aggregation. The discussion below focuses on results of our 2012 annual impairment testing of goodwill, which references our historical U.K. and Central Europe reporting units. Effective for our 2013 annual impairment testing of goodwill to occur during the third quarter of 2013, we will perform testing at the Europe reporting unit level.

Through our annual impairment testing of goodwill performed in the third quarter of 2012, we determined that the fair value of our U.K. and Canada reporting units were close to failing step one of the goodwill impairment test, with the fair values estimated at approximately 7% and 15% in excess of carrying value, respectively. Additionally, our annual impairment testing of indefinite-lived intangibles in the third quarter of 2012 determined that the fair value of our Molson core brands were close to failing step one of the impairment test, with the fair value of the Molson core brands estimated at approximately 14% in excess of its carrying value (of which $2,903.9 million is indefinite-lived intangibles as of June 29, 2013).

Subsequent to our testing in the third quarter of 2012, our Europe reporting unit and our indefinite-lived brands in Europe ($2,702.1 million as of June 29, 2013) have been adversely impacted by the weak economy in Europe. In addition, our Canada reporting unit and our indefinite-lived Molson core brands have continued to face significant competitive pressures and challenging macroeconomic conditions.
The Europe and Canada reporting units' goodwill and certain indefinite-lived intangibles are therefore at risk of a future impairment in the event of significant unfavorable changes in the forecasted cash flows, terminal growth rates, market transaction multiples and/or weighted-average cost of capital utilized in the discounted cash flow analysis. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections reflect continued challenging environments that have been adversely impacted by a weak economy across all industries as well as weakened consumer demand, partially offset by anticipated cost savings and specific brand-building and innovation activities. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our Europe and Canada reporting units and Molson core and European brands may include such items as: (i) a decrease in expected future cash flows, specifically, an increase in required pension contributions, a decrease in sales volume driven by continued weakening of consumer demand or other competitive pressures adversely affecting our long term volume trends, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) an economic recovery that significantly differs from our assumptions in timing and/or degree, (iii) volatility in the equity and debt markets which could result in a higher discount rate; and (iv) sensitivity to market transaction multiples.
While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
During the second quarter of 2012, we recorded an impairment charge for the full amount of our previous China reporting unit goodwill and definite-lived brand and distribution rights intangible assets of $9.5 million and $0.9 million, respectively, recorded as Special items in our condensed consolidated statements of operations.
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the second quarter of 2013. However, recent litigation related to the licensing agreement with Miller in Canada, for which we have a definite-lived intangible asset with a carrying value of $61.9 million as of June 29, 2013, could result in a possible future impairment. See Note 16, "Commitments and Contingencies" for further discussion.

12. Debt
Debt obligations
Our total borrowings as of June 29, 2013, and December 29, 2012, were composed of the following:

	As of
	June 29, 2013	December 29, 2012
	(In millions)
Senior notes:
$575 million 2.5% convertible notes due 2013(1)	$575.0	$575.0
€500 million 0.0% convertible note due 2013(2)	685.2	668.7
Canadian Dollar ("CAD") 900 million 5.0% notes due 2015	855.6	902.7
CAD 500 million 3.95% Series A notes due 2017	475.3	501.5
$300 million 2.0% notes due 2017	300.0	300.0
$500 million 3.5% notes due 2022	500.0	500.0
$1.1 billion 5.0% notes due 2042	1,100.0	1,100.0
€120 million term loan due 2016(3)	69.9	123.9
Other long-term debt	0.5	0.5
Commercial paper(4)	—	—
Credit facilities(4)	—	—
Less: unamortized debt discounts and other	(7.2)	(17.4)
Total long-term debt (including current portion)	4,554.3	4,654.9
Less: current portion of long-term debt	(1,258.6)	(1,232.4)
Total long-term debt	$3,295.7	$3,422.5

Short-term borrowings	$13.8	$13.2
Current portion of long-term debt	1,258.6	1,232.4
Current portion of long-term debt and short-term borrowings	$1,272.4	$1,245.6

(1)
Our $575 million convertible notes matured and were repaid on July 30, 2013, for their face value of $575 million. Any required premium payment, based on our weighted average stock price exceeding the then-applicable conversion price during each of the 25 trading days following the maturity date, will be payable in September 2013. However, this payable is hedged by call options that mitigate our exposure up to our stock price reaching $66.35. Separately, the warrants entered into concurrent with these call options, pursuant to which we may be required to issue Class B common stock to the counterparty when our stock price reaches $66.35, remain outstanding and will expire on February 20, 2014. On June 29, 2013, and at maturity, the convertible notes' if-converted value did not exceed the principal. The original conversion price for each $1,000 aggregate principal amount of notes was $54.76 per share of our Class B common stock, which represented a 25% premium above the stock price on the day of issuance of the notes and corresponded to the initial conversion ratio of 18.263 shares per each $1,000 aggregate principal amount of notes. The conversion ratio and conversion price were subject to adjustments for certain events and provisions, as defined in the indenture, including adjustments reflected for exceeding defined thresholds related to our dividend payments. At the maturity date our conversion price and ratio were $51.8284 and 19.2944 shares, respectively.

During the second quarters of 2013 and 2012, we incurred additional non-cash interest expense of $4.6 million and $4.5 million, respectively. For the first half of 2013 and 2012, the amounts were $9.3 million and $9.0 million, respectively. We also incurred interest expense related to the 2.5% convertible coupon rate of $3.6 million and $3.6 million during the second quarters of 2013 and 2012, respectively. For the first half of 2013 and 2012, the interest expenses incurred were $7.2 million and $7.3 million, respectively. The combination of non-cash and cash interest resulted in an effective interest rate of 5.75% and 5.83% for the second quarters of 2013 and 2012, respectively. The effective interest rates for the first half of 2013 and 2012 were 5.75% and 5.84%, respectively. As of June 29, 2013, and December 29, 2012, $1.6 million and $10.8 million, respectively, of the unamortized debt discount and other balance relates to our $575 million convertible debt. We recorded the remaining discount of $1.6 million during the third quarter of 2013 thereby increasing the carrying value of the convertible debt to its $575 million face value at maturity. As the notes matured in July 2013, the carrying value at June 29, 2013, is included within the current portion of long-term debt.

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

The carrying value of the Convertible Note and fair value of the conversion feature at June 29, 2013, were $650.5 million and $34.7 million, respectively. We recognized an unrealized gain of $2.7 million and an unrealized loss of $26.8 million during the second quarter and first half of 2013, respectively, related to changes in the fair value of the conversion feature. The non-cash interest, excluding the change in fair value of the convertible feature, resulted in an immaterial impact to our effective interest rate for the second quarter and first half of 2013. See Note 14, "Derivative Instruments and Hedging Activities" for further discussion of the conversion feature.

(3)
During the second quarter of 2013, we made principal repayments of $52.0 million (€40.0 million) on the remaining balance of our €120 million term loan, resulting in an outstanding carrying balance of $69.9 million (€53.7 million) at June 29, 2013.

(4)
In the first quarter of 2013, a $950 million commercial paper program was approved and implemented. The commercial paper program is supported by our $550 million and $400 million revolving credit facilities. As of June 29, 2013, there were no outstanding borrowings under the commercial paper program.

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
There were no outstanding borrowings on any of our credit facilities as of June 29, 2013.
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of June 29, 2013, and December 29, 2012, the fair value of our outstanding long-term debt (including current portion) was $4,668.4 million and $4,993.0 million, respectively. Our €120 million term loan and all senior notes are valued based on significant observable inputs and would be classified as Level 2 in the fair value hierarchy. The fair value measurement of the conversion feature embedded in the Convertible Note includes significant unobservable inputs and is classified as Level 3 in the fair value hierarchy. See Note 14, "Derivative Instruments and Hedging Activities" for further discussion regarding the fair value of the conversion feature related to the Convertible Note. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values.
Other
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions and transfers of assets. As of June 29, 2013, and December 29, 2012, we were in compliance with all of these restrictions and have met all debt payment obligations.

13. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) for the first half of 2013 were as follows:

	MCBC shareholders
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 29, 2012	$1,187.5	$(17.7)	$(844.1)	$(398.0)	$(72.3)
Foreign currency translation adjustments	(367.9)	—	—	—	(367.9)
Unrealized gain (loss) on derivative instruments	—	53.2	—	—	53.2
Reclassification of derivative (gains) losses to income	—	(1.3)	—	—	(1.3)
Amortization of net prior service (benefits) costs and net actuarial (gains) losses to income	—	—	26.8	—	26.8
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	(15.3)	(15.3)
Tax adjustment related to investment in MillerCoors AOCI reclassification(1)	—	—	—	34.3	34.3
Tax benefit (expense)	27.2	(19.9)	(2.9)	5.8	10.2
As of June 29, 2013	$846.8	$14.3	$(820.2)	$(373.2)	$(332.3)

(1)
During the first quarter of 2013, we recorded a tax adjustment related to the reclassification of amounts from the investment in MillerCoors to AOCI that was recorded in the fourth quarter of 2012, to reflect our proportional share of MillerCoors AOCI at formation. We made this reclassification in 2012 as we believe the new presentation provides improved transparency of our share of MillerCoors AOCI. This tax adjustment, which should have been made in 2012 with the reclassification, was not material to either the current or prior period financial statements taken as a whole and therefore prior periods do not reflect the adjustment.

Reclassifications from AOCI to income for the second quarter and first half of 2013 were as follows:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	June 29, 2013	June 29, 2013
	Reclassifications from AOCI	Reclassifications from AOCI	Location of gain (loss) recognized in income
	(In millions)
Gains/(losses) on cash flow hedges:
Forward starting interest rate swaps	$(0.4)	$(0.8)	Interest expense, net
Foreign currency forwards	0.5	0.4	Other income (expense), net
Foreign currency forwards	1.2	1.7	Cost of goods sold
Commodity swaps	0.2	—	Cost of goods sold
Total income (loss) reclassified, before tax	1.5	1.3
Income tax benefit (expense)	(0.7)	(0.6)
Net income (loss) reclassified, net of tax	$0.8	$0.7

Amortization of defined benefit pension and other postretirement benefit plan items:
Prior service benefit (cost)	$0.7	$1.4	(1)
Net actuarial gains (losses)	(14.0)	(28.2)	(1)
Total income (loss) reclassified, before tax	(13.3)	(26.8)
Income tax benefit (expense)	—	2.9
Net income (loss) reclassified, net of tax	$(13.3)	$(23.9)

Total income (loss) reclassified, net of tax	$(12.5)	$(23.2)

(1)	These components of AOCI are included in the computation of net periodic pension and other postretirement benefit cost. See Note 15, "Pension and Other Postretirement Benefits" for additional details.

14. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented in Notes 1 and 18 of the Notes included in our Annual Report and did not significantly change during the first half of 2013. As noted in Note 18 of the Notes included in our Annual Report, due to the nature of our counterparty agreements, and that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and therefore present our derivative positions gross in our condensed consolidated balance sheets. Our significant derivative/hedge positions have not changed significantly since year-end, except as noted below.
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

Cross Currency Swaps
In the second quarter of 2013, we cash settled CAD 100 million notional of our outstanding cross currency swaps designated as a net investment hedge of our Canadian operations for $31.4 million. The remaining outstanding cross currency swaps are due to mature March 31, 2014, and were in a net liability position of $155.8 million as of June 29, 2013.
Commodity Swaps
In the second quarter of 2013, we entered into financial commodity swap contracts to hedge our exposure to changes in the prices of corn and aluminum, including surcharges relating to our aluminum exposures. These contracts allow us to swap our floating exposure to changes in these commodity prices for a fixed rate. These contracts are not designated in hedge accounting relationships. As such, changes in fair value of these swaps are recorded in cost of goods sold in the condensed consolidated statements of operations.
Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk. The table below summarizes our derivative assets and liabilities that were measured at fair value as of June 29, 2013, and December 29, 2012.

		Fair value measurements as of June 29, 2013 Using
	Total at June 29, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(155.8)	$—	$(155.8)	$—
Foreign currency forwards	13.1	—	13.1	—
Commodity swaps	(3.1)	—	(3.1)	—
Equity conversion feature of debt	(34.7)	—	—	(34.7)
Total	$(180.5)	$—	$(145.8)	$(34.7)

		Fair value measurements as of December 29, 2012 Using
	Total at December 29, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(220.4)	$—	$(220.4)	$—
Foreign currency forwards	(1.7)	—	(1.7)	—
Commodity swaps	(2.5)	—	(2.5)	—
Equity conversion feature of debt	(7.9)	—	—	(7.9)
Total	$(232.5)	$—	$(224.6)	$(7.9)

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 29, 2013. Both observable and unobservable inputs may be used to determine the fair value of positions that we have classified within the Level 3 category. As a result, the unrealized gains (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The table below summarizes derivative valuation activity using significant unobservable inputs (Level 3):

Rollforward of Level 3 Inputs
(In millions)
Total at December 29, 2012	$(7.9)
Total losses (realized/unrealized)
Included in earnings	(26.8)
Included in other comprehensive income	—
Purchases	—
Sales	—
Issuances	—
Settlements	—
Net transfers in/out of Level 3	—
Total at June 29, 2013	$(34.7)
Unrealized losses for Level 3 assets/liabilities outstanding at June 29, 2013	$(26.8)

We had no significant transfers between Level 1 and 2 during the second quarter or first half of 2013. As of June 29, 2013, and December 29, 2012, the conversion feature related to the Convertible Note was classified as a Level 3 derivative due to valuations based upon significant unobservable inputs. New derivative contracts transacted during the second quarter and first half of 2013 were all included in Level 2.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value, were as follows:

	Balance at June 29, 2013	Valuation Technique	Significant Unobservable Input(s)/Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range
	(In millions)
Equity conversion feature of debt	$(34.7)	Option model	Implied volatility(1)	21-30%

(1)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.

Results of Period Derivative Activity
The tables below include the year to date results of our derivative activity in the condensed consolidated balance sheets as of June 29, 2013, and December 29, 2012, and the condensed consolidated statements of operations for the second quarter and first half ended June 29, 2013, and June 30, 2012.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheet (in millions, except for certain commodity swaps with notional amounts measured in Metric Tonnes, as noted)

	June 29, 2013
			Asset derivatives		Liability derivatives
	Notional amount		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	CAD	501.3	Other current assets	$—	Current derivative hedging instruments	$(155.8)
Foreign currency forwards	USD	466.6	Other current assets	11.1	Current derivative hedging instruments	(0.1)
			Other non-current assets	9.1	Non-current derivative hedging instruments	(0.1)
Commodity swaps	kWh	737.7	Other current assets	0.2	Current derivative hedging instruments	(0.6)
			Other non-current assets	—	Non-current derivative hedging instruments	(0.3)
Total derivatives designated as hedging instruments				$20.4		$(156.9)
Derivatives not designated as hedging instruments:
Equity conversion feature of debt	EUR	500.0			Current portion of long-term debt and short-term borrowings	$(34.7)
Foreign currency forwards	EUR	296.0	Other current assets	$—	Current derivative hedging instruments	(6.9)
Commodity swaps	Metric tonnes (actual)	47,117	Other current assets	—	Current derivative hedging instruments	(1.5)
			Other non-current assets	—	Non-current derivative hedging instruments	(0.9)
Total derivatives not designated as hedging instruments				$—		$(44.0)
Non-derivative financial instruments in net investment hedge relationships:
€120 million term loan due 2016	EUR	53.7			Long-term debt	$(69.9)
Total non-derivative financial instruments in net investment hedge relationships						$(69.9)

	December 29, 2012
			Asset derivatives		Liability derivatives
	Notional amount		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	CAD	601.3	Other non-current assets	$—	Non-current derivative hedging instruments	$(220.4)
Foreign currency forwards	USD	507.3	Other current assets	2.0	Current derivative hedging instruments	(3.4)
			Other non-current assets	1.4	Non-current derivative hedging instruments	(1.7)
Commodity swaps	kWh	486.1	Other current assets	—	Current derivative hedging instruments	(1.0)
			Other non-current assets	0.2	Non-current derivative hedging instruments	(0.1)
Total derivatives designated as hedging instruments				$3.6		$(226.6)
Derivatives not designated as hedging instruments:
Equity conversion feature of debt	EUR	500.0			Current portion of long-term debt and short-term borrowings	$(7.9)
Commodity swaps	Metric tonnes (actual)	8,343	Other current assets	$—	Current derivative hedging instruments	(1.6)
Total derivatives not designated as hedging instruments				$—		$(9.5)
Non-derivative financial instruments in net investment hedge relationships:
€120 million term loan due 2016	EUR	93.7			Long-term debt	$(123.9)
Total non-derivative financial instruments in net investment hedge relationships						$(123.9)
MCBC allocates the current and non-current portion of each contract to the corresponding derivative account above.
The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (in millions)

For the Thirteen Weeks Ended June 29, 2013
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forwards	14.8	Other income (expense), net	0.5	Other income (expense), net	—
		Cost of goods sold	1.2	Cost of goods sold	—
Commodity swaps	(0.6)	Cost of goods sold	0.2	Cost of goods sold	—
Total	$14.2		$1.5		$—

For the Thirteen Weeks Ended June 29, 2013
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency contracts	$15.3	Other income (expense), net	$—	Other income (expense), net	$—
€120 million term loan due 2016	(1.7)	Other income (expense), net	—	Other income (expense), net	—
Total	$13.6		$—		$—
Note: Amounts recognized in AOCI related to cash flow and net investment hedges are presented gross of taxes
During the period we recorded no significant ineffectiveness related to these cash flow and net investment hedges.

For the Thirteen Weeks Ended June 30, 2012
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forwards	5.2	Other income (expense), net	(0.4)	Other income (expense), net	—
		Cost of goods sold	(1.3)	Cost of goods sold	—
Commodity swaps	(0.6)	Cost of goods sold	(0.4)	Cost of goods sold	—
Total	$4.6		$(2.5)		$—

For the Thirteen Weeks Ended June 30, 2012
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency contracts	$7.3	Other income (expense), net	$—	Other income (expense), net	$—
Total	$7.3		$—		$—
Note: Amounts recognized in AOCI are presented gross of taxes
During the period we recorded no significant ineffectiveness related to these cash flow and net investment hedges.

For the Twenty-Six Weeks Ended June 29, 2013
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(0.8)	Interest expense, net	$—
Foreign currency forwards	23.7	Other income (expense), net	0.4	Other income (expense), net	—
		Cost of goods sold	1.7	Cost of goods sold	—
Commodity swaps	—	Cost of goods sold	—	Cost of goods sold	—
Total	$23.7		$1.3		$—

For the Twenty-Six Weeks Ended June 29, 2013
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency contracts	$29.5	Other income (expense), net	$—	Other income (expense), net	$—
€120 million term loan due 2016	2.0	Other income (expense), net	—	Other income (expense), net	—
Total	$31.5		$—		$—
Note: Amounts recognized in AOCI related to cash flow and net investment hedges are presented gross of taxes
During the period we recorded no significant ineffectiveness related to these cash flow and net investment hedges.

For the Twenty-Six Weeks Ended June 30, 2012
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(0.8)	Interest expense, net	$—
Foreign currency forwards	(2.8)	Other income (expense), net	(1.0)	Other income (expense), net	—
		Cost of goods sold	(2.4)	Cost of goods sold	—
Commodity swaps	0.7	Cost of goods sold	(0.7)	Cost of goods sold	—
Total	$(2.1)		$(4.9)		$—

For the Twenty-Six Weeks Ended June 30, 2012
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency contracts	$(13.2)	Other income (expense), net	$—	Other income (expense), net	$—
Total	$(13.2)		$—		$—
Note: Amounts recognized in AOCI are presented gross of taxes
During the period we recorded no significant ineffectiveness related to these cash flow and net investment hedges.
We expect net gains of approximately $10.6 million (pre-tax) recorded in AOCI at June 29, 2013, will be reclassified into earnings within the next 12 months. The maximum length of time over which forecasted transactions are hedged at June 29, 2013, is 3.5 years, and such transactions relate to foreign exchange, interest rate and commodity exposures.
Other Derivatives (in millions)

For the Thirteen Weeks Ended June 29, 2013
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Equity conversion feature of debt	Interest expense, net	$3.2
	Other income (expense), net	(0.5)
Commodity swaps	Cost of goods sold	(1.5)
Foreign currency forwards	Other income (expense), net	3.9
Total		$5.1

For the Thirteen Weeks Ended June 30, 2012
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Equity conversion feature of debt	Interest expense, net	$(5.6)
Commodity swaps	Cost of goods sold	0.5
Treasury locks(1)	Interest expense, net	(39.2)
Total		$(44.3)

For the Twenty-Six Weeks Ended June 29, 2013
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Equity conversion feature of debt	Interest expense, net	$(26.5)
	Other income (expense), net	(0.3)
Commodity swaps	Cost of goods sold	(1.5)
Foreign currency forwards	Other income (expense), net	(6.7)
		$(35.0)

For the Twenty-Six Weeks Ended June 30, 2012
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Equity conversion feature of debt	Interest expense, net	$(5.6)
Commodity swaps	Cost of goods sold	0.6
Treasury locks(1)	Interest expense, net	(39.2)
		$(44.2)

(1)	Entered into to remove a portion of our interest rate market risk in connection with debt issued to fund the Acquisition.
15. Pension and Other Postretirement Benefits
Net Periodic Pension and Other Postretirement Benefits ("OPEB") Cost

	For the Thirteen Weeks Ended
	June 29, 2013			June 30, 2012
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net periodic pension and OPEB cost:
Service cost - benefits earned during the year	$4.0	$0.9	$4.9	$4.2	$0.7	$4.9
Interest cost on projected benefit obligation	38.8	1.8	40.6	41.4	1.9	43.3
Expected return on plan assets	(44.0)	—	(44.0)	(43.7)	—	(43.7)
Amortization of prior service cost (benefit)	0.2	(0.9)	(0.7)	0.2	(0.9)	(0.7)
Amortization of net actuarial loss (gain)	14.1	(0.1)	14.0	9.8	(0.1)	9.7
Less: expected participant contributions	(0.3)	—	(0.3)	(0.4)	—	(0.4)
Net periodic pension and OPEB cost	$12.8	$1.7	$14.5	$11.5	$1.6	$13.1

	For the Twenty-Six Weeks Ended
	June 29, 2013			June 30, 2012
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net periodic pension and OPEB cost:
Service cost - benefits earned during the year	$8.0	$1.8	$9.8	$8.4	$1.4	$9.8
Interest cost on projected benefit obligation	78.2	3.6	81.8	82.5	3.9	86.4
Expected return on plan assets	(88.7)	—	(88.7)	(87.2)	—	(87.2)
Amortization of prior service cost (benefit)	0.4	(1.8)	(1.4)	0.4	(1.8)	(1.4)
Amortization of net actuarial loss (gain)	28.4	(0.2)	28.2	19.6	(0.2)	19.4
Less: expected participant contributions	(0.6)	—	(0.6)	(0.8)	—	(0.8)
Net periodic pension and OPEB cost	$25.7	$3.4	$29.1	$22.9	$3.3	$26.2
During the first half of 2013, employer contributions to the defined benefit plans were $48.6 million. Expected total fiscal year 2013 employer contributions to the defined benefit plans are approximately $110 million. MillerCoors, Brewers' Retail Inc. ("BRI") and Brewers' Distributor Limited ("BDL") contributions to their defined benefit pension and other postretirement benefit plans are not included above, as they are not consolidated in our financial statements.
16. Commitments and Contingencies
Discontinued Operations
Kaiser
In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In addition, we provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. The discontinued operations balances within the current and non-current liabilities of our condensed consolidated balance sheets consist entirely of our estimates of these liabilities. These liabilities are denominated in Brazilian Reais and are therefore subject to foreign exchange gains or losses, which are recognized in the discontinued operations section of the condensed consolidated statement of operations. There have been no changes in the underlying liabilities from the year ended December 29, 2012, therefore all changes in the current and non-current liabilities of discontinued operations during the first quarter of 2013 are due to fluctuations in foreign exchange rates from December 29, 2012, to June 29, 2013. In the second quarters of 2013 and 2012, we recognized gains of $1.7 million and $2.3 million, respectively, from discontinued operations associated with foreign exchange gains and losses related to indemnities we provided to FEMSA. During the first half of 2013 and 2012, we recognized gains of $0.8 million and $2.4 million, respectively. Our exposure related to the tax, civil and labor indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. Separately, the maximum potential claims amount remaining for the purchased tax credits was $156.8 million as of June 29, 2013.
Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have been recorded to date, and additional future adjustments may be required.
Distributorship Litigation
During the second quarter and first half of 2012, we recognized a loss of $1.5 million related to an increase in the legal reserve for a distributorship litigation which was settled in the third quarter of 2012.
Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries.

Rocky Mountain Metal Container ("RMMC"), a Colorado limited liability company, is a joint venture with Ball Corporation in which MillerCoors holds and consolidates a 50% interest. As of June 29, 2013, and December 29, 2012, we guaranteed $4.5 million of RMMC debt, which is due in the fourth quarter of 2013.
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
Related to guarantees, other liabilities in the accompanying condensed consolidated balance sheets include $5.9 million as of June 29, 2013, and $6.2 million as of December 29, 2012, both of which are non-current.
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have accrued an aggregate of $14.4 million as of June 29, 2013, and $14.5 million as of December 29, 2012. We believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our condensed consolidated financial statements.
In addition to the specific cases discussed below, we are involved in other disputes and legal actions arising in the ordinary course of our business. Additionally, during the first quarter of 2013 we became aware of potential liabilities in several Central European countries primarily related to local country regulatory matters. See Note 3, "Acquisition of StarBev" for further discussion. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material impact on our business, consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.
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
Litigation and Other Disputes
In December 2012, Miller Brewing Company (“Miller”) orally informed us of its intent to terminate the license agreement between Miller and us whereby we have exclusive rights to distribute certain Miller products in Canada (the “License Agreement”) including Miller Lite, Miller High Life, Milwaukee's Best, Mickey's, Olde English, Miller Genuine Draft, and Miller Chill. Miller alleges that we failed to meet certain volume sales targets under the License Agreement. We do not believe Miller has any right under the License Agreement or otherwise to terminate the License Agreement. Following this communication, we filed a lawsuit in Ontario, Canada (Molson Canada 2005 v. Miller Brewing Company, Sup. Ct. of Justice-Ontario, CV-12-470589) seeking an injunction preventing Miller from terminating the License Agreement and ordering Miller to abide by its contractual terms. On January 18, 2013, Miller sent written notice to us purporting to terminate the License Agreement. In our lawsuit, we also assert that Miller breached the License Agreement by attempting to terminate the License Agreement. On June 20, 2013, we were granted an injunction preventing Miller's termination of the License Agreement, pending a trial on the merits, which is scheduled for December 2013.
We intend to vigorously assert and defend our rights in this lawsuit. At this time, we are unable to predict the outcome of this litigation or the impact, if any, of an adverse outcome on our business and results of operations, including any possible future asset impairment. We recognized net sales related to the License Agreement of $29.9 million and $29.5 million for the second quarter of 2013 and 2012, respectively, and net sales of $47.1 million and $46.2 million for the first half of 2013 and 2012, respectively. Additionally, as of June 29, 2013, we had a definite-lived intangible asset related to the License Agreement with a carrying value of $61.9 million and a remaining life of approximately 7 years.
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
The assumptions used are as follows:

•	trust management costs are included in projections with regard to the $120 million threshold, but are expensed only as incurred;

•	income taxes, which we believe are not an included cost, are excluded from projections with regard to the $120 million threshold;

•	a 2.5% inflation rate for future costs; and

•	certain operations and maintenance costs were discounted using a 3.02% risk-free rate of return.
Based on these assumptions, the present value and gross amount of the costs at June 29, 2013, are approximately $2.9 million and $7.3 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.
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
Europe and MCI
We are subject to the requirements of governmental and local environmental and occupational health and safety laws and regulations within each of the countries in which we operate. Compliance with these laws and regulations did not materially affect our second quarter of 2013 capital expenditures, results of operations or our financial or competitive position, and we do not anticipate that they will do so during the remainder of the year.

17. Supplemental Guarantor Information
        For purposes of this Note 17, including the tables, "Parent Guarantor, 2007 and 2012 Issuer" shall mean MCBC and "Subsidiary Guarantors" shall mean certain U.S., European and Canadian subsidiaries reflecting the substantial operations of each of our U.S. and Canadian segments, as well as our U.K. operations of our European segment.
SEC Registered Securities
On June 15, 2007, MCBC issued $575 million of 2.5% convertible senior notes due July 30, 2013, in a registered public offering (see Note 12, "Debt"). The convertible notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors, each of which is 100% owned by the Parent Guarantor. The guarantees are full and unconditional and joint and several. These notes matured and were repaid in cash on July 30, 2013, for their face value of $575 million.
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
None of our other outstanding debt is publicly registered, and it is all guaranteed on a senior and unsecured basis by the Parent Guarantor and certain Subsidiary Guarantors. These guarantees are full and unconditional and joint and several. See Note 12, "Debt" for details of all debt issued and outstanding as of June 29, 2013.
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
The following information sets forth the condensed consolidating statements of operations for the second quarter and first half of 2013 and 2012, condensed consolidating balance sheets as of June 29, 2013, and December 29, 2012, and condensed consolidating statements of cash flows for the first half of 2013 and 2012. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2013
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$9.6	$1,310.9	$406.6	$(67.4)	$1,659.7
Excise taxes	—	(391.5)	(90.2)	—	(481.7)
Net sales	9.6	919.4	316.4	(67.4)	1,178.0
Cost of goods sold	—	(521.7)	(219.3)	56.9	(684.1)
Gross profit	9.6	397.7	97.1	(10.5)	493.9
Marketing, general and administrative expenses	(27.8)	(187.1)	(99.9)	10.5	(304.3)
Special items, net	(0.7)	(0.2)	(0.4)	—	(1.3)
Equity income (loss) in subsidiaries	252.2	(119.2)	152.1	(285.1)	—
Equity income in MillerCoors	—	172.6	—	—	172.6
Operating income (loss)	233.3	263.8	148.9	(285.1)	360.9
Interest income (expense), net	(27.7)	84.0	(97.5)	—	(41.2)
Other income (expense), net	15.0	(10.2)	(12.1)	—	(7.3)
Income (loss) from continuing operations before income taxes	220.6	337.6	39.3	(285.1)	312.4
Income tax benefit (expense)	57.8	(88.5)	(3.4)	—	(34.1)
Net income (loss) from continuing operations	278.4	249.1	35.9	(285.1)	278.3
Income (loss) from discontinued operations, net of tax	—	—	1.7	—	1.7
Net income (loss) including noncontrolling interests	278.4	249.1	37.6	(285.1)	280.0
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	(1.6)	—	(1.6)
Net income (loss) attributable to MCBC	$278.4	$249.1	$36.0	$(285.1)	$278.4
Comprehensive income attributable to MCBC	$225.9	$179.3	$53.3	$(232.6)	$225.9

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 2013
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$13.5	$2,283.7	$647.0	$(99.7)	$2,844.5
Excise taxes	—	(695.3)	(142.7)	—	(838.0)
Net sales	13.5	1,588.4	504.3	(99.7)	2,006.5
Cost of goods sold	—	(949.4)	(366.0)	84.2	(1,231.2)
Gross profit	13.5	639.0	138.3	(15.5)	775.3
Marketing, general and administrative expenses	(64.9)	(366.1)	(174.1)	15.5	(589.6)
Special items, net	(1.0)	(1.0)	(0.8)	—	(2.8)
Equity income (loss) in subsidiaries	355.7	(265.6)	193.5	(283.6)	—
Equity income in MillerCoors	—	290.0	—	—	290.0
Operating income (loss)	303.3	296.3	156.9	(283.6)	472.9
Interest income (expense), net	(53.7)	132.1	(194.5)	—	(116.1)
Other income (expense), net	1.4	20.6	(25.0)	—	(3.0)
Income (loss) from continuing operations before income taxes	251.0	449.0	(62.6)	(283.6)	353.8
Income tax benefit (expense)	63.0	(96.5)	(4.1)	—	(37.6)
Net income (loss) from continuing operations	314.0	352.5	(66.7)	(283.6)	316.2
Income (loss) from discontinued operations, net of tax	—	—	0.8	—	0.8
Net income (loss) including noncontrolling interests	314.0	352.5	(65.9)	(283.6)	317.0
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	(3.0)	—	(3.0)
Net income (loss) attributable to MCBC	$314.0	$352.5	$(68.9)	$(283.6)	$314.0
Comprehensive income attributable to MCBC	$19.7	$60.0	$(162.9)	$102.9	$19.7

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 29, 2013
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$325.3	$317.4	$158.9	$—	$801.6
Accounts receivable, net	0.6	479.3	213.5	—	693.4
Other receivables, net	39.9	52.8	17.1	—	109.8
Total inventories, net	—	207.2	58.2	—	265.4
Other assets, net	12.2	73.6	48.9	—	134.7
Deferred tax assets	—	—	67.7	(1.3)	66.4
Intercompany accounts receivable	—	2,316.3	701.1	(3,017.4)	—
Total current assets	378.0	3,446.6	1,265.4	(3,018.7)	2,071.3
Properties, net	25.0	1,246.6	638.9	—	1,910.5
Goodwill	—	1,094.2	1,231.3	—	2,325.5
Other intangibles, net	—	4,334.4	2,613.0	—	6,947.4
Investment in MillerCoors	—	2,516.6	—	—	2,516.6
Net investment in and advances to subsidiaries	11,196.7	3,261.5	6,190.6	(20,648.8)	—
Deferred tax assets	46.6	102.9	1.6	(31.8)	119.3
Other assets, net	37.3	127.3	61.7	—	226.3
Total assets	$11,683.6	$16,130.1	$12,002.5	$(23,699.3)	$16,116.9
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$47.1	$862.3	$453.7	$—	$1,363.1
Derivative hedging instruments	6.9	157.7	0.3	—	164.9
Deferred tax liability	8.3	104.3	1.0	(1.3)	112.3
Current portion of long-term debt and short-term borrowings	573.4	685.2	13.8	—	1,272.4
Discontinued operations	—	—	7.2	—	7.2
Intercompany accounts payable	1,470.1	705.1	842.2	(3,017.4)	—
Total current liabilities	2,105.8	2,514.6	1,318.2	(3,018.7)	2,919.9
Long-term debt	1,895.8	1,329.5	70.4	—	3,295.7
Pension and post-retirement benefits	3.5	735.6	6.6	—	745.7
Derivative hedging instruments	—	0.5	0.8	—	1.3
Deferred tax liability	—	—	969.7	(31.8)	937.9
Other liabilities, net	13.3	56.6	117.4	—	187.3
Discontinued operations	—	—	18.3	—	18.3
Intercompany notes payable	—	867.2	6,354.8	(7,222.0)	—
Total liabilities	4,018.4	5,504.0	8,856.2	(10,272.5)	8,106.1
MCBC stockholders' equity	7,984.5	16,661.7	3,987.1	(20,648.8)	7,984.5
Intercompany notes receivable	(319.3)	(6,035.6)	(867.1)	7,222.0	—
Total stockholders' equity	7,665.2	10,626.1	3,120.0	(13,426.8)	7,984.5
Noncontrolling interests	—	—	26.3	—	26.3
Total equity	7,665.2	10,626.1	3,146.3	(13,426.8)	8,010.8
Total liabilities and equity	$11,683.6	$16,130.1	$12,002.5	$(23,699.3)	$16,116.9

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 29, 2012
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$189.8	$249.3	$184.9	$—	$624.0
Accounts receivable, net	1.7	524.7	134.1	—	660.5
Other receivables, net	22.7	54.6	15.6	—	92.9
Total inventories, net	—	172.5	41.4	—	213.9
Other assets, net	10.7	67.1	39.7	—	117.5
Deferred tax assets	—	—	40.7	(1.5)	39.2
Intercompany accounts receivable	—	2,077.8	1,137.5	(3,215.3)	—
Total current assets	224.9	3,146.0	1,593.9	(3,216.8)	1,748.0
Properties, net	25.1	1,338.9	631.9	—	1,995.9
Goodwill	—	1,068.5	1,384.6	—	2,453.1
Other intangibles, net	—	4,606.8	2,628.0	—	7,234.8
Investment in MillerCoors	—	2,431.8	—	—	2,431.8
Net investment in and advances to subsidiaries	10,465.2	2,291.6	5,291.7	(18,048.5)	—
Deferred tax assets	47.4	104.8	4.9	(31.7)	125.4
Other assets	38.6	125.0	59.6	—	223.2
Total assets	$10,801.2	$15,113.4	$11,594.6	$(21,297.0)	$16,212.2
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$64.0	$787.7	$335.2	$—	$1,186.9
Derivative hedging instruments	—	6.0	—	—	6.0
Deferred tax liability	11.3	142.5	—	(1.5)	152.3
Current portion of long-term debt and short-term borrowings	564.2	668.3	13.1	—	1,245.6
Discontinued operations	—	—	7.9	—	7.9
Intercompany accounts payable	1,166.3	1,133.3	915.7	(3,215.3)	—
Total current liabilities	1,805.8	2,737.8	1,271.9	(3,216.8)	2,598.7
Long-term debt	1,895.6	1,402.5	124.4	—	3,422.5
Pension and post-retirement benefits	3.3	823.1	6.6	—	833.0
Derivative hedging instruments	—	222.2	—	—	222.2
Deferred tax liability	—	—	980.2	(31.7)	948.5
Other liabilities, net	6.6	64.4	104.7	—	175.7
Discontinued operations	—	—	20.0	—	20.0
Intercompany notes payable	—	1,135.8	6,971.9	(8,107.7)	—
Total liabilities	3,711.3	6,385.8	9,479.7	(11,356.2)	8,220.6
MCBC stockholders' equity	7,966.9	15,036.7	3,011.8	(18,048.5)	7,966.9
Intercompany notes receivable	(877.0)	(6,309.1)	(921.6)	8,107.7	—
Total stockholders' equity	7,089.9	8,727.6	2,090.2	(9,940.8)	7,966.9
Noncontrolling interests	—	—	24.7	—	24.7
Total equity	7,089.9	8,727.6	2,114.9	(9,940.8)	7,991.6
Total liabilities and equity	$10,801.2	$15,113.4	$11,594.6	$(21,297.0)	$16,212.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 2013
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$174.6	$301.1	$187.5	$(72.2)	$591.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(4.6)	(64.7)	(80.4)	—	(149.7)
Proceeds from sales of properties and other long-lived assets	—	1.5	3.4	—	4.9
Proceeds from sale of business		—	2.0		2.0
Investment in MillerCoors	—	(615.3)	—	—	(615.3)
Return of capital from MillerCoors	—	515.2	—	—	515.2
Investment in and advances to an unconsolidated affiliate	—	—	(2.8)	—	(2.8)
Loan repayments	—	4.7	(0.2)	—	4.5
Loan advances	—	(3.7)	—	—	(3.7)
Net intercompany investing activity	—	(12.2)	—	12.2	—
Net cash provided by (used in) investing activities	(4.6)	(174.5)	(78.0)	12.2	(244.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	63.1	—	—	—	63.1
Excess tax benefits from share-based compensation	5.4	—	—	—	5.4
Dividends paid	(102.8)	—	(86.2)	72.2	(116.8)
Dividends paid to noncontrolling interest holders	—	—	(1.2)	—	(1.2)
Payments for purchase of noncontrolling interest	—	—	(0.2)	—	(0.2)
Debt issuance costs	(0.2)	—	—	—	(0.2)
Payments on long-term debt and capital lease obligations	—	(0.4)	(52.0)	—	(52.4)
Proceeds from short-term borrowings	—	—	9.3	—	9.3
Payments on short-term borrowings	—	—	(15.1)	—	(15.1)
Payments on settlement of derivative instruments	—	(35.1)	—	—	(35.1)
Net proceeds from (payments on) revolving credit facilities	—	—	(2.9)	—	(2.9)
Change in overdraft balances and other	—	—	2.0	—	2.0
Net intercompany financing activity	—		12.2	(12.2)	—
Net cash provided by (used in) financing activities	(34.5)	(35.5)	(134.1)	60.0	(144.1)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	135.5	91.1	(24.6)	—	202.0
Effect of foreign exchange rate changes on cash and cash equivalents	—	(23.0)	(1.4)	—	(24.4)
Balance at beginning of year	189.8	249.3	184.9	—	624.0
Balance at end of period	$325.3	$317.4	$158.9	$—	$801.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 30, 2012
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor, 2007 and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$374.8	$662.0	$(545.0)	$(94.4)	$397.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(5.4)	(63.3)	(12.7)	—	(81.4)
Proceeds from sales of properties and other long-lived assets	—	1.0	0.3	—	1.3
Acquisition of businesses, net of cash acquired	—	—	(2,257.4)	—	(2,257.4)
Investment in MillerCoors	—	(565.7)	—	—	(565.7)
Return of capital from MillerCoors	—	459.9	—	—	459.9
Payments on settlement of derivative instruments	—	(110.6)	—	—	(110.6)
Investment in and advances to an unconsolidated affiliate	—	(2.6)	(1.1)	—	(3.7)
Loan repayments	—	9.5	—	—	9.5
Loan advances	—	(4.6)	—	—	(4.6)
Net intercompany investing activity	(2,811.6)	(2,659.9)	—	5,471.5	—
Net cash provided by (used in) investing activities	(2,817.0)	(2,936.3)	(2,270.9)	5,471.5	(2,552.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	20.8	—	—	—	20.8
Excess tax benefits from share-based compensation	3.5	—	—	—	3.5
Dividends paid	(108.6)	(97.5)	(4.2)	94.4	(115.9)
Dividends paid to noncontrolling interest holders	—	—	(2.9)	—	(2.9)
Debt issuance costs	(39.2)	—	—	—	(39.2)
Proceeds from issuances of long-term debt	2,045.4	—	150.0	—	2,195.4
Payments on long-term debt and capital lease obligations	—	(44.8)	—	—	(44.8)
Payments on debt assumed in acquisition	—	—	(424.3)	—	(424.3)
Proceeds from short-term borrowings	—	—	2.5	—	2.5
Payments on short-term borrowings	—	—	(13.5)	—	(13.5)
Payments on settlement of derivative instruments	—	(4.0)	—	—	(4.0)
Net proceeds from (payments on) revolving credit facilities	—	—	3.9	—	3.9
Change in overdraft balances and other	—	—	2.1	—	2.1
Net intercompany financing activity	—	2,178.2	3,293.3	(5,471.5)	—
Net cash provided by (used in) financing activities	1,921.9	2,031.9	3,006.9	(5,377.1)	1,583.6
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(520.3)	(242.4)	191.0	—	(571.7)
Effect of foreign exchange rate changes on cash and cash equivalents	—	6.2	2.6	—	8.8
Balance at beginning of year	601.1	422.5	55.3	—	1,078.9
Balance at end of period	$80.8	$186.3	$248.9	$—	$516.0

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
Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments and Corporate. Our reporting segments include: Molson Coors Canada, operating in Canada; MillerCoors LLC ("MillerCoors"), which is accounted for by us under the equity method of accounting, operating in the United States ("U.S."); Molson Coors Europe, operating in Czech Republic, Serbia, Croatia, Romania, Bulgaria, Hungary, Montenegro, Bosnia-Herzegovina and Slovakia (collectively, "Central Europe"), as well as the United Kingdom ("U.K.") and the Republic of Ireland; Molson Coors International ("MCI"), operating in various other countries. Effective for the first day of our 2013 fiscal year, we changed the way in which we monitor performance and manage our operations in Europe and as a result, we combined our U.K. and Ireland business with our Central Europe operations, which resulted in our Europe segment, and we have recast the historical presentation of segment information accordingly.
Unless otherwise indicated, (a) all $ amounts are in U.S. Dollars ("USD"), (b) comparisons are to comparable prior periods, and (c) the second quarter of 2013 refers to the thirteen weeks ended June 29, 2013, and the second quarter of 2012 refers to the thirteen weeks ended June 30, 2012, and (d) the first half of 2013 and 2012 refers to the twenty-six weeks ended June 29, 2013, and June 30, 2012, respectively. Fiscal year 2013 refers to the 52 weeks ending December 28, 2013, and fiscal year 2012 refers to the 52 weeks ended December 29, 2012.
MillerCoors and Central Europe follow a monthly reporting calendar. The second quarter of 2013 and 2012 refer to the three months ended June 30, 2013, and June 30, 2012, respectively, except for Central Europe where the second quarter and first half of 2012 refer to the two week period from the acquisition date of June 15, 2012 through June 30, 2012.
In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America ("U.S. GAAP"), we also present pre-tax and after-tax "underlying income", "underlying income per diluted share", "underlying effective tax rate", and "underlying free cash flow", which are non-GAAP measures and should be viewed as supplements to (not substitutes for) our results of operations presented under U.S. GAAP. We have also added underlying earnings before interest, taxes, depreciation, and amortization ("underlying EBITDA") as an additional supplement to our results of operations, which is also a non-GAAP measure. Our management uses underlying income, underlying income per diluted share, underlying effective tax rate, underlying free cash flow and underlying EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis; as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; and in communications with the board of directors, stockholders, analysts and investors concerning our financial performance. We believe that underlying income, underlying income per diluted share, underlying EBITDA, underlying effective tax rate and underlying free cash flow performance are used by and are useful to investors and other users of our financial statements in evaluating our operating performance because they provide an additional tool to evaluate our performance without regard to special and non-core items, such as acquisition-related costs, which can vary substantially from company to company depending upon accounting methods, book value of assets and capital structure. We have provided reconciliations of all non-GAAP measures to their nearest U.S. GAAP measure.

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

Second Quarter 2013 Financial Highlights:
Our worldwide beer volume and net sales increased 20.2% and 17.9%, respectively, due to the addition of our Central Europe operations. Net income from continuing operations attributable to MCBC of $276.7 million, or $1.50 per diluted share, increased 165.3% from a year ago, and underlying after-tax income of $278.6 million, or $1.51 per diluted share, increased 11.4%, primarily due to the inclusion of Central Europe operating results this year, along with improved financial performance in our Europe and International businesses and a lower effective tax rate. Net income from continuing operations attributable to MCBC also benefited from a $171.6 million reduction in special and other non-core expenses, primarily related to the Acquisition in the second quarter of 2012. Our second quarter underlying income excludes special and other non-core gains, losses and expenses that net to a $7.3 million pre-tax charge.
Regional highlights include:

•
In our Canada segment, income from continuing operations before income taxes decreased 1.9% to $137.3 million while underlying pre-tax income decreased 0.7% to $138.0 million, driven by a favorable year-over-year difference in the timing of marketing and sales spending, offset by lower volume and negative sales mix this year.

•
In our U.S. segment, equity income in MillerCoors decreased 7.0% to $172.6 million while underlying equity income in MillerCoors decreased 6.5% to $172.6 million driven by the impact of lower beer volumes.

•
Our Europe segment reported income from continuing operations before income taxes of $81.6 million and underlying pre-tax income of $82.4 million. On a pro forma basis, Europe's income from continuing operations before income taxes for the second quarter of 2013 improved 27.3% to $81.6 million and underlying pre-tax income for the second quarter of 2013 improved 14.4% to $82.4 million driven by positive net pricing and cost savings. Pro forma amounts are used to give effect to the acquisition (the "Acquisition") of StarBev Holdings S.à r.l. ("StarBev") as if it had occurred at the beginning of fiscal year 2011 and are discussed further in "Results of Operations."

•
In our MCI segment, loss from continuing operations before income taxes improved $21.0 million to $3.3 million while underlying pre-tax loss improved $11.0 million to $2.4 million, due to the elimination of losses in our China joint venture (which was deconsolidated in the third quarter of 2012), improved profit performance in our non-joint-venture business in China, lower overhead expenses, and the net positive impact of business transfers between our Europe and International segments.

See "Results of Operations" below for further analysis of our reportable segment results.

The following table highlights summarized components of our condensed consolidated summary of operations for the second quarter and first half of 2013 and 2012, and provides a reconciliation of "underlying income" to its nearest U.S. GAAP measure.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	% change	June 29, 2013	June 30, 2012	% change
	(In millions, except percentages and per share data)
Volume in hectoliters	8.751	5.799	50.9%	14.501	9.404	54.2%
Net sales	$1,178.0	$999.4	17.9%	$2,006.5	$1,690.8	18.7%
Net income attributable to MCBC from continuing operations	$276.7	$104.3	165.3%	$313.2	$183.7	70.5%
Adjustments:
Special items(1)	1.3	21.2	(93.9)%	2.8	22.7	(87.7)%
42% of MillerCoors specials, net of tax	—	(1.0)	(100.0)%	—	(1.0)	(100.0)%
Acquisition, integration and financing related costs(2)	2.1	154.7	(98.6)%	3.9	160.8	(97.6)%
Unrealized mark-to-market (gains) and losses(3)	3.9	3.5	11.4%	23.7	3.0	N/M
Other non-core items(4)	—	0.5	(100.0)%	(1.2)	(0.2)	N/M
Noncontrolling interest effect on special items(5)	—	(5.1)	(100.0)%	—	(5.1)	(100.0)%
Tax effect on non-GAAP items(6)	(5.4)	(28.0)	(80.7)%	(9.2)	(28.4)	(67.6)%
Non-GAAP: Underlying income attributable to MCBC from continuing operations, net of tax	$278.6	$250.1	11.4%	$333.2	$335.5	(0.7)%
Income attributable to MCBC per diluted share from continuing operations	$1.50	$0.57	163.2%	$1.71	$1.01	69.3%
Non-GAAP: Underlying income attributable to MCBC per diluted share from continuing operations	$1.51	$1.38	9.4%	$1.82	$1.85	(1.6)%
N/M = Not meaningful

(1)	See Part I—Item 1. Financial Statements, Note 7, "Special Items" of the unaudited condensed consolidated financial statements for additional information.

(2)
In connection with the Acquisition, we recognized fees in marketing, general and administrative expenses of $2.1 million and $3.9 million in the second quarter and first half of 2013, respectively, and $25.3 million and $31.4 million for the second quarter and first half of 2012, respectively.

Concurrent with the announcement of the Acquisition, we entered into a bridge loan agreement, which we terminated upon the closing of our issuance of the $1.9 billion senior notes. In connection with the issuance and subsequent termination of the bridge loan, we incurred debt fees of $13.0 million recorded as other expense in the second quarter of 2012. Additionally, in advance of our issuance of the $1.9 billion senior notes, we systematically removed a portion of our interest rate market risk by entering into standard pre-issuance U.S. Treasury interest rate hedges ("Treasury Locks"). This resulted in an increase in the certainty of our yield to maturity when issuing the notes. In the second quarter of 2012, we recognized a cash loss of $39.2 million on settlement of the Treasury Locks recorded as interest expense. Further, we used the proceeds from our issuance of the $1.9 billion senior notes to purchase Euros. As a result of a negative foreign exchange movement between the Euro and USD prior to using these proceeds to fund the Acquisition, we realized a foreign exchange loss of $57.9 million on our Euro cash holdings in the second quarter of 2012. We also recognized $10.7 million of interest expense in the second quarter of 2012 on our $1.9 billion senior notes prior to the closing of the Acquisition. See Part I—Item 1. Financial Statements, Note 8 "Other Income and Expense" and Note 12 "Debt" of the unaudited condensed consolidated financial statements for additional information.

As part of the allocation of the consideration transferred for the Acquisition, Central Europe's inventory value was increased by $8.6 million to its fair value in accordance with U.S. GAAP in the second quarter of 2012. This resulted in a corresponding decline in gross profit after the Acquisition date of June 15, 2012, as all of this inventory was subsequently sold in the second quarter of 2012.

(3)
We issued a €500 million Zero Coupon Senior Unsecured Convertible Note ("Convertible Note") to the Seller in conjunction with the closing of the Acquisition. The Convertible Note's embedded conversion feature was determined to meet the definition of a derivative required to be bifurcated and separately accounted for at fair value with changes in fair value recorded in earnings. In the second quarter and first half of 2013, we recognized an unrealized gain of $3.2 million and an unrealized loss of $26.5 million, respectively, and in the second quarter and first half of 2012, we recognized an unrealized loss of $5.6 million recorded as interest expense. Additionally, within other income (expense), we recorded an unrealized loss of $10.1 million and gain of $10.0 million for the second quarter and first half of 2013, respectively, related to foreign currency movements on this Convertible Note. These amounts were partially offset by unrealized gains of $3.9 million and losses of $6.7 million for the second quarter and first half of 2013, respectively, related to foreign exchange contracts to hedge our risk associated with payments of this foreign-denominated debt. During the second quarter and first half of 2012, we recognized an unrealized gain of $3.8 million in Central Europe related to foreign currency movements, which was partially offset by an unrealized loss of $3.2 million related to foreign exchange movements on our Convertible and Euro denominated term loan. See Part I—Item 1. Financial Statements, Note 12 "Debt" and Note 14 "Derivative Instruments and Hedging Activities" for additional information.

Additionally, the changes in fair value on our commodity swaps not designated in hedging relationships are recorded as cost of goods sold within our Corporate business activities. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. We recorded unrealized losses of $0.9 million and $0.5 million related to these derivatives in the second quarter and first half of 2013, respectively. We recorded unrealized gains of $1.5 million and $2.0 million in the second quarter and first half of 2012, respectively.

(4)
In the first quarter of 2013, we recognized a gain of $1.2 million within other income for proceeds received related to a non-income-related tax settlement resulting from historical activity within our former investment in the Montreal Canadiens. In the second quarter of 2012 we recognized costs of $0.5 million in connection with us entering into an agreement to acquire the Molson Coors Si'hai joint venture's 49% noncontrolling interest. In the first quarter of 2012, we recognized a gain of $0.3 million in cost of goods sold and $0.4 million in marketing, general and administrative expenses related to the repayment of tax rebates received in the U.K.

(5)
The effect of noncontrolling interest on the adjustments used to arrive at underlying income, a non-GAAP measure, is calculated based on our ownership percentage of our subsidiaries from which each adjustment arises. This adjustment relates primarily to the goodwill impairment charge in our MC Si'hai joint venture. See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Goodwill and Intangible Assets" of the Notes for additional information.

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

The following table highlights summarized components of our condensed consolidated summary of operations for the second quarter and first half of 2013 and 2012, and provides a reconciliation of "underlying EBITDA" to its nearest U.S. GAAP measure.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	% change	June 29, 2013	June 30, 2012	% change
	(In millions, except percentages and per share data)
Net income attributable to MCBC from continuing operations	$276.7	$104.3	165.3%	$313.2	$183.7	70.5%
Add: Net income (loss) attributable to noncontrolling interests	1.6	(6.4)	(125.0)%	3.0	(6.5)	(146.2)%
Net income (loss) from continuing operations	278.3	97.9	184.3%	316.2	177.2	78.4%
Adjustments:
Add: Interest expense (income), net	41.2	84.6	(51.3)%	116.1	108.4	7.1%
Add: Income tax expense (benefit)	34.1	25.9	31.7%	37.6	43.2	(13.0)%
Add: Depreciation and amortization	80.7	58.4	38.2%	160.9	111.8	43.9%
Adjustments to arrive at underlying EBITDA(1)	10.0	124.4	(92.0)%	2.2	130.3	(98.3)%
Adjustments to arrive at underlying EBITDA related to our investment in MillerCoors(2)	28.9	29.3	(1.4)%	57.4	59.3	(3.2)%
Non-GAAP: Underlying EBITDA	$473.2	$420.5	12.5%	$690.4	$630.2	9.6%

(1)
Includes adjustments to non-GAAP underlying income within the table above, excluding adjustments related to interest, taxes and depreciation and amortization, as these items are added back in total as adjustments to net income attributable to MCBC from continuing operations.

(2)
Adjustments to our equity income from MillerCoors, which include our proportional share of MillerCoors' interest, income tax, depreciation and amortization, specials, and amortization of the difference between the MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors.

Worldwide beer volume
Worldwide beer volume (including adjacencies, such as cider) is composed of our financial volume, royalty volume and proportionate share of equity investment sales-to-retail. Financial volume represents owned beer brands sold to unrelated external customers within our geographical markets, net of returns and allowances. Royalty beer volume consists of our brands produced and sold by third parties under various license and contract-brewing agreements. Equity investment sales-to-retail brand volume represents our ownership percentage share of volume in our subsidiaries accounted for under the equity method, including MillerCoors and Modelo Molson Imports, L.P. ("MMI"), our joint venture in Canada with Grupo Modelo S.A.B. de C.V. ("Modelo").
The following table highlights summarized components of our sales volume for the second quarter and first half of 2013 and 2012.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	% change	June 29, 2013	June 30, 2012	% change
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	8.751	5.799	50.9%	14.501	9.404	54.2%
Royalty volume(1)	0.412	0.203	103.0%	0.673	0.303	122.1%
Owned volume	9.163	6.002	52.7%	15.174	9.707	56.3%
Proportionate share of equity investment sales-to-retail(2)	7.557	7.904	(4.4)%	13.478	14.120	(4.5)%
Total worldwide beer volume	16.720	13.906	20.2%	28.652	23.827	20.3%

(1)	Includes our MCI segment volume, which is primarily in Russia, Ukraine and Mexico and a portion of our Europe segment volume in Ireland.

(2)	Reflects the addition of our proportionate share of equity method investments sales-to-retail for the periods presented.
Our worldwide beer volume increased 20.2% and 20.3% in the second quarter and first half of 2013, respectively, due to including the results of our Central Europe operations.
Income taxes
Our effective tax rate was approximately 11% and 21% for the second quarters of 2013 and 2012, respectively. For the first half of 2013 and 2012, our effective tax rates were approximately 11% and 20%, respectively. Our effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our Canada and Europe businesses. The second quarter 2013 tax rate decreased versus 2012 largely due to the favorable resolution of unrecognized tax positions related to Canada tax law changes enacted in the second quarter, which decreased our second quarter effective tax rate by approximately 5%. This also created a discrete tax benefit in the quarter. Our underlying effective tax rate, a non-GAAP measure, was approximately 12% and 18% for the second quarters of 2013 and 2012, respectively. For the first half of 2013 and 2012, our underlying effective tax rates were 12% and 18%, respectively. Our underlying effective tax rate was higher than our effective tax rate in the second quarter primarily due to the impact of special and other non-core items.

	For the Thirteen Weeks Ended
	June 29, 2013	June 30, 2012
Effective tax rate	11%	21%
Adjustments:
Impairment of China Reporting Unit	—%	(2)%
Tax impact of special and other non-core items	1%	(1)%
Non-GAAP: Underlying effective tax rate	12%	18%
Discontinued operations
Discontinued operations are associated with the formerly-owned Cervejarias Kaiser Brasil S.A. ("Kaiser") business in Brazil. See Part I—Item 1. Financial Statements, Note 16, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for discussions of the nature of amounts recognized in the Discontinued Operations section of the condensed consolidated financial statements, which consist of amounts associated with indemnity obligations to FEMSA Cerveza S.A. de C.V. ("FEMSA") related to purchased tax credits and other tax, civil and labor issues.

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
The following represents our results of operations for Canada for the second quarter and first half of 2013 and 2012.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	% change	June 29, 2013	June 30, 2012	% change
	(In millions, except percentages)
Volume in hectoliters	2.349	2.411	(2.6)%	4.003	4.097	(2.3)%
Sales	$735.8	$761.9	(3.4)%	$1,257.8	$1,289.5	(2.5)%
Excise taxes	(177.6)	(179.0)	(0.8)%	(304.0)	(304.3)	(0.1)%
Net sales	558.2	582.9	(4.2)%	953.8	985.2	(3.2)%
Cost of goods sold	(308.4)	(301.9)	2.2%	(557.5)	(544.3)	2.4%
Gross profit	249.8	281.0	(11.1)%	396.3	440.9	(10.1)%
Marketing, general and administrative expenses	(111.8)	(141.4)	(20.9)%	(220.8)	(254.4)	(13.2)%
Special items, net	(0.7)	0.9	(177.8)%	(2.8)	(1.2)	133.3%
Operating income (loss)	137.3	140.5	(2.3)%	172.7	185.3	(6.8)%
Other income (expense), net	—	(0.6)	(100.0)%	1.0	(1.5)	(166.7)%
Income (loss) from continuing operations before income taxes	$137.3	$139.9	(1.9)%	$173.7	$183.8	(5.5)%
Adjusting items:
Special items	0.7	(0.9)	(177.8)%	2.8	1.2	133.3%
Other non-core items	—	—	—%	(1.2)	—	N/M
Non-GAAP: Underlying pre-tax income (loss)	$138.0	$139.0	(0.7)%	$175.3	$185.0	(5.2)%
N/M = Not meaningful
Foreign currency impact on results
During the second quarter of 2013, the Canadian Dollar ("CAD") depreciated 0.9% versus the USD on an average basis, resulting in an approximate $1 million negative impact to USD income from continuing operations before income taxes and USD underlying pre-tax income. The CAD depreciated 1.1% versus the USD in the first half of 2013, resulting in an approximate $2 million negative impact to USD income from continuing operations before income taxes and USD underlying pretax income.
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
Volume and net sales
Our second quarter and first half of 2013 Canada sales-to-retail ("STRs") decreased 4.3% and 3.1%, respectively, partially due to a weak Canadian market, which was impacted by unfavorable weather conditions across key regions. Second quarter and first half of 2013 sales volume for Canada decreased 2.6% and 2.3%, respectively.

Our net sales per hectoliter decreased 0.5% and increased 0.2% in local currency in the second quarter and first half of 2013, respectively, driven by a sales mix shift to lower-priced brands and packages, largely offset by continued positive pricing.
Cost of goods sold
Our cost of goods sold per hectoliter in local currency increased 6.3% and 6.0% in the second quarter and first half of 2013, respectively, driven by input inflation, fixed-cost deleverage, increased asset write-offs, sales mix shift to higher-cost packages, and increased promotional packaging expense. Cost savings partially offset these factors in the second quarter and first half of 2013.
Marketing, general and administrative expenses
Our marketing, general and administrative expenses in the second quarter and first half of 2013 decreased 19.9% and 12.4%, respectively, in local currency, due to the timing of marketing and sales spending and a significant reduction in general and administrative expenses.
Special items, net
During the second quarter and first half of 2013, we recognized charges of $0.1 million and $1.4 million, respectively, relating to a restructuring program focused on labor savings across all functions. Also, during the second quarter and first half of 2013, we recognized charges for special termination benefits related to certain defined benefit pension plans of $0.6 million and $1.4 million, respectively. During the first half of 2012, we recognized restructuring charges of $1.6 million. Also, during the second quarter and first half of 2012, we recognized special termination charges of $1.4 million and $1.9 million, respectively. Additionally, during the second quarter of 2012, we recognized a $2.3 million benefit related to the receipt of insurance proceeds in excess of expenses incurred related to flood damages at our Toronto offices. See Part I—Item 1. Financial Statements, Note 7, "Special Items" to the unaudited condensed consolidated financial statements for further discussion.
Other income (expense), net
Other income improved $0.6 million and $2.5 million in the second quarter and first half of 2013, respectively, primarily due to a $1.2 million gain realized in the first quarter of 2013 for proceeds received related to a non-income-related tax settlement resulting from historical activity within our former investment in the Montreal Canadiens. Additionally, we recognized losses of $0.6 million and $1.5 million during the second quarter and first half of 2012, respectively, related to foreign currency fluctuations.

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
The following represents the results of operations for MillerCoors for the three and six months ended June 30, 2013, and June 30, 2012.

	Three Months Ended			Six Months Ended
	June 30, 2013	June 30, 2012	% change	June 30, 2013	June 30, 2012	% change
	(In millions, except percentages)
Volumes in hectoliters(1)	20.512	21.697	(5.5)%	37.544	39.056	(3.9)%
Sales	$2,484.4	$2,567.2	(3.2)%	$4,541.1	$4,601.8	(1.3)%
Excise taxes	(325.4)	(343.2)	(5.2)%	(593.8)	(618.0)	(3.9)%
Net sales	2,159.0	2,224.0	(2.9)%	3,947.3	3,983.8	(0.9)%
Cost of goods sold	(1,270.1)	(1,311.8)	(3.2)%	(2,358.8)	(2,381.8)	(1.0)%
Gross profit	888.9	912.2	(2.6)%	1,588.5	1,602.0	(0.8)%
Marketing, general and administrative expenses	(471.0)	(470.1)	0.2%	(896.1)	(880.9)	1.7%
Special items, net	—	2.3	(100.0)%	—	2.3	(100.0)%
Operating income	417.9	444.4	(6.0)%	692.4	723.4	(4.3)%
Interest income (expense), net	(0.4)	(0.4)	0.0%	(0.9)	(0.7)	28.6%
Other income (expense), net	0.5	1.5	(66.7)%	1.3	3.1	(58.1)%
Income from continuing operations before income taxes and noncontrolling interests	418.0	445.5	(6.2)%	692.8	725.8	(4.5)%
Income tax expense	(1.3)	(1.8)	(27.8)%	(1.7)	(2.5)	(32.0)%
Income from continuing operations	416.7	443.7	(6.1)%	691.1	723.3	(4.5)%
Less: Net income attributable to noncontrolling interests	(4.0)	(5.4)	(25.9)%	(6.5)	(9.7)	(33.0)%
Net income attributable to MillerCoors	$412.7	$438.3	(5.8)%	$684.6	$713.6	(4.1)%
Adjusting items:
Special items, net	—	(2.3)	(100.0)%	—	(2.3)	(100.0)%
Non-GAAP: Underlying net income attributable to MillerCoors	$412.7	$436.0	(5.3)%	$684.6	$711.3	(3.8)%

(1)	Includes contract brewing and company-owned distributor sales, which are excluded from our worldwide beer volume calculation.

The following represents our proportional share in net income attributable to MillerCoors reported under the equity method:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	% change	June 29, 2013	June 30, 2012	% change
	(In millions, except percentages)
Net income attributable to MillerCoors	$412.7	$438.3	(5.8)%	$684.6	$713.6	(4.1)%
MCBC economic interest	42%	42%		42%	42%
MCBC proportionate share of MillerCoors net income	173.3	184.1	(5.9)%	287.5	299.7	(4.1)%
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(1)	1.0	1.5	(33.3)%	2.2	1.9	15.8%
Share-based compensation adjustment(1)	(1.7)	—	N/M	0.3	2.9	(89.7)%
Equity income in MillerCoors	$172.6	$185.6	(7.0)%	$290.0	$304.5	(4.8)%
Adjusting items:
MCBC proportionate share of MillerCoors special items	—	(1.0)	(100.0)%	—	(1.0)	(100.0)%
Tax effect on special items	—	—	—%	—	—	—%
Non-GAAP: Underlying equity income in MillerCoors	$172.6	$184.6	(6.5)%	$290.0	$303.5	(4.4)%
N/M = Not meaningful

(1)	See Part I—Item 1. Financial Statements, Note 5, "Investments" to the unaudited condensed consolidated financial statements for a detailed discussion of these equity method adjustments.
Volume and net sales
MillerCoors domestic STRs for the second quarter and first half of 2013 declined 4.4% and 3.8%, respectively, on a trading day adjusted basis. Domestic sales-to-wholesalers ("STWs") for the second quarter and first half of 2013 decreased 5.3% and 4.1%, respectively.
Domestic net sales per hectoliter, which excludes contract brewing and company-owned distributor sales, increased 2.6% and 3.2% for the second quarter and first half of 2013, respectively, primarily due to favorable net pricing and sales mix. Total net sales per hectoliter, including contract brewing and company-owned-distributor sales, increased 2.7% and 3.1% for the second quarter and first half of 2013, respectively.
Cost of goods sold
Cost of goods sold per hectoliter increased 2.4% and 3.0% in the second quarter and first half of 2013, respectively, driven by commodity inflation, brand innovation and fixed-cost absorption.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 0.2% and 1.7% in the second quarter and first half of 2013, respectively, driven primarily by increased marketing investments in support of the national launches of Redd's Apple Ale, Third Shift Amber Lager and Leinenkugel's Summer Shandy, largely offset by lower pension expense.
Special items, net
During the second quarter of 2012, MillerCoors recognized a pension curtailment gain of $2.3 million.

Europe Segment
The Europe segment consists of our production, marketing and sales of our brands, including Carling, Jelen, Staropramen, Ozujsko, Kamenitza, Branik, Ostravar, Niksicko, Bergenbier, Apatinsko, Borsodi and Astika throughout the U.K. and Central Europe. The Europe segment also includes our license agreements with Anheuser-Busch InBev ("ABI") companies to brew and distribute Stella Artois, Beck's, Lowenbrau and Spaten in Central Europe; our consolidated joint venture arrangements to produce, import and distribute the Grolsch and Cobra brands in the U.K. and the Republic of Ireland; factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by MCBC) in the U.K.; and our joint venture arrangement with DHL ("Tradeteam") for the distribution of products throughout the U.K. accounted for under the equity method. We also distribute the Modelo brands, including Corona, pursuant to a distribution agreement with Modelo and we contract manufacture for Heineken U.K. and Carlsberg U.K.
The following represents our results of operations for Europe for the second quarter and first half of 2013 and 2012. Prior year amounts have been recast to combine actual results in the U.K. and Central Europe with pro forma results related to Central Europe to give effect to the Acquisition as if it had occurred at the beginning of fiscal year 2011.

	Thirteen Weeks Ended
	June 29, 2013	June 30, 2012
	Actual	Actual - U.K.(4)	Actual - Central Europe	Pro Forma - Central Europe(3)(4)	Pro Forma Combined(4)	% change
	(In millions, except percentages)
Volume in hectoliters(1)	6.138	2.220	0.911	3.135	6.266	(2.0)%
Sales(1)	$882.3	$568.3	$71.9	$247.3	$887.5	(0.6)%
Excise taxes	(296.1)	(242.1)	(14.6)	(53.5)	(310.2)	(4.5)%
Net sales(1)(5)	586.2	326.2	57.3	193.8	577.3	1.5%
Cost of goods sold(6)	(354.6)	(220.9)	(37.0)	(101.5)	(359.4)	(1.3)%
Gross profit	231.6	105.3	20.3	92.3	217.9	6.3%
Marketing, general and administrative expenses(7)	(150.2)	(78.2)	(12.3)	(56.5)	(147.0)	2.2%
Special items, net	0.3	(11.7)	—	—	(11.7)	(102.6)%
Operating income (loss)	81.7	15.4	8.0	35.8	59.2	38.0%
Interest income(2)	1.2	1.4	—	—	1.4	(14.3)%
Other income (expense), net	(1.3)	(0.5)	4.4	(0.4)	3.5	(137.1)%
Income (loss) from continuing operations before income taxes	$81.6	$16.3	$12.4	$35.4	$64.1	27.3%
Adjusting items:
Special items	(0.3)	11.7	—	—	11.7	(102.6)%
Acquisition and integration related costs	1.1	—	11.1	(11.1)	—	N/M
Other non-core items	—	—	(3.8)	—	(3.8)	(100.0)%
Non-GAAP: Underlying pre-tax income (loss)	$82.4	$28.0	$19.7	$24.3	$72.0	14.4%
N/M = Not meaningful

	Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012
	Actual	Actual - U.K.(4)	Actual - Central Europe	Pro Forma - Central Europe(3)(4)	Pro Forma Combined(4)	% change
	(In millions, except percentages)
Volume in hectoliters(1)	10.006	3.959	0.911	5.303	10.173	(1.6)%
Sales(1)	$1,514.7	$1,018.3	$71.9	$420.5	$1,510.7	0.3%
Excise taxes	(522.1)	(428.7)	(14.6)	(92.8)	(536.1)	(2.6)%
Net sales(1)(5)	992.6	589.6	57.3	327.7	974.6	1.8%
Cost of goods sold(6)	(635.8)	(401.9)	(37.0)	(194.2)	(633.1)	0.4%
Gross profit	356.8	187.7	20.3	133.5	341.5	4.5%
Marketing, general and administrative expenses(7)	(278.9)	(162.0)	(12.3)	(108.8)	(283.1)	(1.5)%
Special items, net	1.2	(10.0)	—	—	(10.0)	(112.0)%
Operating income (loss)	79.1	15.7	8.0	24.7	48.4	63.4%
Interest income(2)	2.4	2.9	—		2.9	(17.2)%
Other income (expense), net	(3.6)	(1.0)	4.4	(0.6)	2.8	N/M
Income (loss) from continuing operations before income taxes	$77.9	$17.6	$12.4	$24.1	$54.1	44.0%
Adjusting items:
Special items	(1.2)	10.0	—	—	10.0	(112.0)%
Acquisition and integration related costs	1.9	—	11.1	(11.1)	—	N/M
Other non-core items	—	(0.7)	(3.8)	—	(4.5)	(100.0)%
Non-GAAP: Underlying pre-tax income (loss)	$78.6	$26.9	$19.7	$13.0	$59.6	31.9%

N/M = Not meaningful

(1)
Gross segment sales include intercompany sales to MCI consisting of $1.4 million of net sales and 0.016 million hectoliters and $2.2 million of net sales and 0.037 million hectoliters for the second quarter and first half of 2013, respectively. Gross segment sales include intercompany sales to MCI consisting of $4.5 million of net sales and 0.067 million hectoliters and $7.2 million of net sales and 0.111 million hectoliters for the second quarter and first half of 2012, respectively. The offset is included within MCI cost of goods sold. These amounts are eliminated in the consolidated totals.

(2)	Interest income is earned on trade loans to on-premise customers exclusively in the U.K. and is typically driven by note receivable balances outstanding from period-to-period.

(3)
Effective July 1, 2012, management decided to move the Central Europe export and license business acquired as part of the Acquisition, which includes licensing arrangements in Russia and Ukraine and export of Central European brands, to our MCI segment. On a pro forma basis, this reporting change resulted in reclassifying from Central Europe to MCI net sales and pretax income of $7.3 million and $3.7 million, respectively, for the second quarter of 2012 and net sales and pretax income of $12.8 million and $6.0 million, respectively, for the first half of 2012. Included in these amounts are net sales and pretax income of $1.4 million and $0.7 million, respectively, that were earned from the Acquisition date of June 15, 2012, through June 30, 2012.

(4)
Pro forma amounts include the results of operations for StarBev from April 1, 2012 to June 15, 2012, for the thirteen weeks ended June 30, 2012, and January 1, 2012 to June 15, 2012, for the twenty-six weeks ended June 30, 2012, combined with actual results of our historical U.K. segment. These amounts also include pro forma adjustments as if StarBev had been acquired on December 26, 2010, the first day of our 2011 fiscal year, including the effects of acquisition accounting as described below and eliminating non-recurring costs directly related to the transaction, but do not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what the results would have been had we operated the businesses since December 26, 2010, nor are they indicative of the results that may be obtained in the future. Financial information for StarBev is from unaudited interim financial information in Euros derived from StarBev's underlying books and records maintained in accordance with International Financial Reporting Standards ("IFRS") and translated to USD using quarterly average exchange rates during each period indicated. Based on our review of StarBev's historical financial statements and understanding of the differences between U.S. GAAP and IFRS, we are not aware of any further adjustments that we would need to make to StarBev's historical financial statements except as noted below. Additionally, the following pro forma adjustments were translated from Euros to USD using our historic exchange rates. See further detail in our Form 8-K/A filed with the Securities and Exchange Commission on August 8, 2012.

(5)
StarBev's historical net sales were reduced by $15.1 million and $25.4 million for the pre-Acquisition periods of April 1, 2012 to June 15, 2012, and January 1, 2012 to June 15, 2012, respectively, to reflect reclassifications relating primarily to the treatment of payments made to customers. Specifically, in accordance with U.S. GAAP, these customer payments are considered a reduction of net sales and, therefore, have been reclassified from marketing, general and administrative expenses. This amount includes $2.9 million and $6.3 million for the pre-Acquisition periods of April 1, 2012 to June 15, 2012, and January 1, 2012 to June 15, 2012, that StarBev classified as amortization associated with intangible assets related to customer supply rights.

(6)
To align StarBev to U.S. GAAP and to our accounting policies, StarBev's historical cost of goods sold were increased by $20.0 million and $37.6 million for the pre-Acquisition periods of April 1, 2012 to June 15, 2012, and January 1, 2012 to June 15, 2012, to reflect U.S. GAAP reclassifications from the financial statements of StarBev to align their presentation with ours. This adjustment primarily relates to the reclassification of $20.8 million and $39.0 million for the pre-Acquisition periods of April 1, 2012 to June 15, 2012, and January 1, 2012 to June 15, 2012, of distribution and logistics costs from marketing, general and administrative expenses to cost of goods sold. Additionally, there were $1.1 million and $2.1 million for the pre-Acquisition periods of April 1, 2012 to June 15, 2012, and January 1, 2012 to June 15, 2012, of production equipment-related gains that were reclassified from marketing, general and administrative expenses to cost of goods sold. We also increased costs of goods sold $0.3 million and $0.7 million for the pre-Acquisition periods of April 1, 2012 to June 15, 2012, and January 1, 2012 to June 15, 2012, to align recognition of various other immaterial items.

We also made pro forma adjustments to increase cost of goods sold by $0.7 million and $1.7 million for the pre-Acquisition periods of April 1, 2012 to June 15, 2012, and January 1, 2012 to June 15, 2012, resulting from the purchase price allocation for the Acquisition primarily driven by the amortization of the fair value of a favorable malting agreement within other intangibles offset in part by adjustments to decrease depreciation as a result of changes in the fair value of properties and to asset lives. Additionally, $8.6 million of charges incurred in the second quarter of 2012 related to the non-recurring fair value adjustment to acquisition date inventory that are reflected in historical post-Acquisition MCBC results were added back as they are non-recurring and directly related to the Acquisition.

(7)
To align StarBev to U.S. GAAP and to our accounting policies, StarBev's marketing, general and administrative expenses were reduced by $35.1 million and $64.6 million for the pre-Acquisition periods of April 1, 2012 to June 15, 2012, and January 1, 2012 to June 15, 2012, to reflect reclassifications from the financial statements of StarBev to align presentation with ours. Along with the reclassifications discussed in notes (5) and (6) above, $0.3 million and $2.3 million for the pre-Acquisition period of April 1, 2012 to June 15, 2012, and January 1, 2012 to June 15, 2012, impacted marketing, general and administrative expenses to align recognition of various other immaterial items.

We also made pro forma adjustments to reduce depreciation and amortization expense of $0.7 million and $1.5 million for the pre-Acquisition periods of April 1, 2012 to June 15, 2012, and January 1, 2012 to June 15, 2012, to reflect the purchase price adjustments related to the valuations of properties and other intangibles. Additionally, $2.5 million in Acquisition-related costs incurred in the second quarter of 2012 that are reflected in historical post-Acquisition MCBC results were removed from marketing, general and administrative expenses, as they are non-recurring and directly related to the Acquisition.
In order to provide meaningful trend analysis, the discussion below is based on the above combined pro forma results as actual prior year results only reflect the period from June 15, 2012 to June 30, 2012, related to the Central Europe business within our Europe segment.
Foreign currency impact on results
On a pro forma basis, unfavorable foreign currency movements reduced Europe USD income from continuing operations before income taxes and USD underlying pre-tax income an insignificant amount for the second quarter of 2013 and an approximate $3 million for the first half of 2013.
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
Volume and net sales
On a pro forma basis, Europe sales volume decreased 2.0% and 1.6% in the second quarter and first half of 2013, respectively, due to poor weather, including a significant flood in Czech Republic in June.
Pro forma net sales per hectoliter increased 4.6% in local currency for both the second quarter and first half of 2013 due to positive pricing and sales mix.
Cost of goods sold
On a pro forma basis, cost of goods sold per hectoliter increased 1.9% and 3.3% in local currency in the second quarter and first half of 2013, respectively, driven by adverse channel mix with a higher proportion of sales in the off-premise channel this year, along with higher factored (non-owned) brand volumes sold in the U.K.
Marketing, general and administrative expenses
Pro forma marketing, general and administrative expenses increased 3.1% in local currency during the second quarter of 2013 and decreased 0.4% in local currency during the first half of 2013, due to year-over-year differences in the timing of marketing and sales expense.
Special items, net
During the second quarters of 2013 and 2012, we recognized a gain of $0.3 million and a charge of $4.5 million, respectively, relating to a restructuring program focused on labor savings across all functions. Additionally, during the second quarter of 2012, we recognized an asset abandonment charge of $7.2 million related to the discontinuation of primary packaging in the U.K. During the first quarters of 2013 and 2012, we recognized gains of $4.2 million and $3.5 million, respectively, relating to the release of a portion of a non-income-related-tax reserve that was recorded as a special charge in 2009. During the second quarter of 2013, our business in Czech Republic was adversely impacted by flooding that affected our brewery capacity in Prague and resulted in damages to inventory and returnable packaging materials in an off-site warehouse. These losses on our inventory and returnable packaging were entirely offset by insurance proceeds received during the second quarter, resulting in zero net impact to results. We have claimed business interruption coverage from our relevant insurance carriers, which may defray some, but not all, of the impact on results. Receipt of insurance proceeds for business interruption, if any, will occur in future periods.
Other income (expense), net
On a pro forma basis, other expense increased $4.8 million and $6.4 million in the second quarter and first half of 2013, respectively, due to foreign currency movements.

Molson Coors International Segment
Our MCI segment is focused on growing our business and brand portfolios in key emerging and growth markets outside of the U.S., Canada and Europe, including Asia, continental Europe (outside of the U.K. and Central Europe), Mexico, Latin America and the Caribbean. This segment also includes our Molson Coors Cobra India joint venture in India with Cobra India. Beginning July 1, 2012, our Central Europe export and license business (which includes the licensing arrangements with ABI to brew and distribute our products in Russia and Ukraine; export arrangements with Carlsberg in the U.K. and Sweden and with ABI in Germany, Canada and Italy; and other export arrangements in various other countries) is being reported in our MCI segment.
The following represents our results of operations for MCI for the second quarter and first half of 2013 and 2012.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	% change	June 29, 2013	June 30, 2012	% change
	(In millions, except percentages)
Volume in hectoliters(1)	0.280	0.324	(13.6)%	0.529	0.548	(3.5)%
Sales	$42.7	$42.9	(0.5)%	$73.6	$75.8	(2.9)%
Excise taxes	(8.0)	(5.8)	37.9%	(11.9)	(10.6)	12.3%
Net sales	34.7	37.1	(6.5)%	61.7	65.2	(5.4)%
Cost of goods sold(2)	(21.7)	(25.8)	(15.9)%	(39.2)	(44.3)	(11.5)%
Gross profit	13.0	11.3	15.0%	22.5	20.9	7.7%
Marketing, general and administrative expenses	(15.5)	(25.4)	(39.0)%	(31.1)	(43.7)	(28.8)%
Special items, net	(0.9)	(10.4)	(91.3)%	(0.9)	(10.4)	(91.3)%
Operating income (loss)	(3.4)	(24.5)	(86.1)%	(9.5)	(33.2)	(71.4)%
Other income (expense), net	0.1	0.2	(50.0)%	0.1	0.3	(66.7)%
Income (loss) from continuing operations before income taxes(3)	$(3.3)	$(24.3)	(86.4)%	$(9.4)	$(32.9)	(71.4)%
Adjusting items:
Special items	0.9	10.4	(91.3)%	0.9	10.4	(91.3)%
Other non-core items	—	0.5	(100.0)%	—	0.5	(100.0)%
Non-GAAP: Underlying pre-tax income (loss)	$(2.4)	$(13.4)	(82.1)%	$(8.5)	$(22.0)	(61.4)%

(1)
Excludes royalty volume of 0.364 million hectoliters and 0.102 million hectoliters in the second quarters of 2013 and 2012, respectively, and excludes royalty volume of 0.591 million hectoliters and 0.169 million hectoliters in the first halves of 2013 and 2012, respectively.

(2)
Reflects gross segment amounts and for the second quarters of 2013 and 2012 includes intercompany cost of goods sold from Europe of $1.4 million and $4.5 million, respectively. The first half of 2013 and 2012 includes intercompany cost of goods sold from Europe of $2.2 million and $7.2 million, respectively. The offset is included within Europe net sales. These amounts are eliminated in the consolidated totals.

(3)
Includes loss attributable to noncontrolling interest of zero and $7.5 million in the second quarters 2013 and 2012, respectively, and includes loss attributable to noncontrolling interest of zero and $8.0 million in the first halves of 2013 and 2012, respectively.

The results related to the Central Europe export and license business were moved to our MCI segment beginning July 1, 2012. The impact of our Central Europe export and license business for the period from Acquisition through the end of the second quarter 2012 was immaterial, and therefore, previously reported segment results have not been recast. Beginning with our fiscal year 2013 with the combination of our U.K. and Central Europe businesses, our Carling travel and export business is reported in our Europe segment. For periods prior to this date, this business was included within MCI.

Foreign currency impact on results
Our MCI segment operates in numerous countries around the world, and each country's operations utilize distinct currencies. MCI's second quarter and first half of 2013 results were insignificantly impacted by foreign currency movements. This includes an insignificant effect on both USD losses before income taxes and USD underlying pre-tax loss.
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
Volume and net sales
Including royalty volumes, MCI total sales volume grew 51.2% and 56.2% in the second quarter and first half of 2013, respectively, due to the inclusion of the Central Europe export and license business, along with growth in Mexico.
Net sales per hectoliter increased 8.2% in the second quarter of 2013, driven by positive geographic mix, partially offset by the addition of the Central Europe export business at a lower net sales per hectoliter. In the first half of 2013, net sales decreased 2.0%, driven by negative foreign exchange impacts, primarily the weakening of the Japanese Yen, and the addition of the Central Europe export business at lower net sales per hectoliter.
Cost of goods sold
Cost of goods per hectoliter decreased 2.7% and 8.3% in the second quarter and first half of 2013, respectively, driven by the addition of Central Europe export business, which has a lower cost structure than our other businesses, and the positive impact of foreign exchange movements.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 39.0% to $15.5 million and 28.8% to $31.1 million in the second quarter and first half of 2013, respectively, driven by lower marketing investment in low-margin accounts in China, as well as the elimination of our China joint venture and reduced overhead expenses in other markets.

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
The following represents our results of operations for Corporate for the second quarter and first half of 2013 and 2012.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	% change	June 29, 2013	June 30, 2012	% change
	(In millions, except percentages)
Volume in hectoliters	—	—	—%	—	—	—%
Sales	$0.3	$0.4	(25.0)%	$0.6	$0.7	(14.3)%
Excise taxes	—	—	—%	—	—	—%
Net sales	0.3	0.4	(25.0)%	0.6	0.7	(14.3)%
Cost of goods sold	(0.8)	1.0	(180.0)%	(0.9)	1.4	(164.3)%
Gross profit	(0.5)	1.4	(135.7)%	(0.3)	2.1	(114.3)%
Marketing, general and administrative expenses	(26.8)	(47.5)	(43.6)%	(58.8)	(80.6)	(27.0)%
Special items, net	—	—	—%	(0.3)	(1.1)	(72.7)%
Operating income (loss)	(27.3)	(46.1)	(40.8)%	(59.4)	(79.6)	(25.4)%
Interest expense, net	(42.4)	(86.0)	(50.7)%	(118.5)	(111.3)	6.5%
Other income (expense), net	(6.1)	(74.0)	(91.8)%	(0.5)	(74.1)	(99.3)%
Income (loss) from continuing operations before income taxes	$(75.8)	$(206.1)	(63.2)%	$(178.4)	$(265.0)	(32.7)%
Adjusting items:
Special items	—	—	—%	0.3	1.1	(72.7)%
Acquisition, integration and financing related costs	1.0	143.6	(99.3)%	2.0	149.7	(98.7)%
Unrealized mark-to-market (gains) and losses	3.9	7.3	(46.6)%	23.7	6.8	N/M
Non-GAAP: Underlying pre-tax income (loss)	$(70.9)	$(55.2)	28.4%	$(152.4)	$(107.4)	41.9%
N/M = Not meaningful
Marketing, general and administrative expenses
Marketing, general and administrative expenses were $26.8 million in the second quarter of 2013, a decrease of $20.7 million, or 43.6%, primarily driven by higher acquisition related costs in the second quarter of 2012. Marketing, general and administrative expenses were $58.8 million in the first half of 2013, a decrease of $21.8 million, or 27.0%, also driven by higher acquisition related costs in the second half of 2012.
Special items, net
During the first half of 2013 and 2012, we recognized charges of $0.3 million and $1.1 million, respectively, relating to a restructuring program focused on labor savings across all functions. See Part I—Item 1. Financial Statements, Note 7, "Special Items" to the unaudited condensed consolidated financial statements for further discussion.
Interest expense, net
Net interest expense decreased $43.6 million to $42.4 million in the second quarter of 2013, driven by a cash loss of $39.2 million in the second quarter of 2012 on settlement of Treasury Locks entered into in advance of our issuance of the $1.9 billion senior notes, which we used to remove a portion of our interest rate market risk. Included in this amount is the fair value change on the conversion feature related to the Convertible Note for which we recognized an unrealized gain of $3.2 million and an unrealized loss of $5.6 million in the second quarter of 2013 and 2012, respectively. These changes were partially offset by incremental interest expense on the $1.9 billion notes for a full quarter of interest in the second quarter of 2013.
Net interest expense increased $7.2 million to $118.5 million in the first half of 2013, driven by the incremental interest expense on the $1.9 billion notes for the first half of 2013 issued to finance the Acquisition in the second quarter of 2012. Included in this amount is the fair value change on the conversion feature related to the Convertible Note for which we recognized an unrealized loss of $26.5 million and $5.6 million in the first half of 2013 and 2012, respectively. The incremental interest expense related to the conversion feature and the $1.9 billion notes was partially offset by the $39.2 million cash loss on the settlement of Treasury Locks in the second quarter of 2012.
Other income (expense), net
Other expense was $6.1 million and $0.5 million in the second quarter and first half of 2013, driven by unrealized foreign exchange movements. Included in this amount is an unrealized loss of $10.1 million and unrealized gain of $10.0 million for the second quarter and first half of 2013, respectively, related to foreign currency movements on foreign-denominated financing instruments entered into in conjunction with the closing of the Acquisition. This is offset by an unrealized gain of $3.9 million and unrealized loss of $6.7 million for the second quarter and first half, respectively, related to foreign exchange contracts to hedge our risk associated with payments of this foreign-denominated debt. See Note 12, "Debt" and Note 14, "Derivative Instruments and Hedging Activities" for further discussion of financing activities related to the Acquisition. Additionally, we recorded a $0.1 million net gain and $3.8 million net loss in the second quarter and first half of 2013, respectively, which include losses of $1.3 million and $5.6 million, respectively, related to other foreign exchange activity.
Other expense was $74.0 million and $74.1 million in the second quarter and first half of 2012, primarily due to a $57.9 million foreign exchange loss on our Euro cash holdings when we used the proceeds from our issuance of the $1.9 billion senior notes to purchase Euros and experienced a negative foreign exchange movement between the Euro and USD prior to using these proceeds to fund the Acquisition. Additionally, concurrent with the announcement of the Acquisition, we entered into a bridge loan agreement, which we terminated upon the closing of our issuance of the $1.9 billion senior notes. In connection with the issuance and subsequent termination of the bridge loan, we incurred debt fees of $13.0 million. Excluding these financing and acquisition-related costs and $3.2 million of unrealized foreign exchange loss on acquisition financing instruments, other income was $0.1 million and zero, respectively, in the second quarter and first half of 2012.
Liquidity and Capital Resources
Our primary sources of liquidity include cash provided by operating activities, access to external borrowings and monetization of assets. We believe that cash flows from operations, including distributions from MillerCoors, and cash provided by short-term and long-term borrowings, when necessary, will be more than adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, anticipated dividend payments and capital expenditures for the next twelve months, and our long-term liquidity requirements.
A significant portion of our cash flows from operating activities are generated outside the U.S., in currencies other than USD. As of June 29, 2013, approximately 59% of our cash and cash equivalents were denominated in foreign currencies. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but under current law would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We accrue for U.S. federal and state tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue U.S. federal and state tax consequences. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. These financing arrangements, along with the distributions received from MillerCoors are sufficient to fund our current cash needs in the U.S.

Net Working Capital
As of June 29, 2013, December 29, 2012, and June 30, 2012, we had net working capital of $423.8 million, $394.9 million and $350.0 million, respectively. Short-term borrowings and current portion of long-term debt are excluded from net working capital, as they are not reflective of the ongoing operational requirements of the business. The levels of working capital required to run our business fluctuate with the seasonality in our business. Our working capital is also sensitive to foreign exchange rates, as a significant majority of our current assets and current liabilities are denominated in CAD, GBP, and our Central European operating currencies such as Euro, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu, Bulgarian Lev and Hungarian Forints, while financial results are reported in USD. Below is a table outlining our current and historical net working capital levels:

	As of
	June 29, 2013	December 29, 2012	June 30, 2012
	(In millions)
Current assets	$2,071.3	$1,748.0	$1,833.6
Less: Current liabilities	(2,919.9)	(2,598.7)	(2,286.1)
Add: Current portion of long-term debt and short-term borrowings	1,272.4	1,245.6	802.5
Net working capital	$423.8	$394.9	$350.0
The increase in current portion of long-term debt and short-term borrowings from $802.5 million at June 30, 2012, is primarily related to the $575 million convertible bonds maturing in the third quarter of 2013, which we paid in full in July 2013 using cash on hand. See additional discussion below and Part I—Item 1. Financial Statements, Note 12, "Debt" to the unaudited condensed consolidated financial statements for further details of the current portion of long-term debt and short-term borrowings.
Cash Flows
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. Risk Factors in our Annual Report.
Cash Flows from Operating Activities
Net cash provided by operating activities of $591.0 million for the first half of 2013, increased by $193.6 million compared to the first half of 2012.

•
This increase was primarily due to higher net income driven by the addition of our Central Europe operations and improved management of working capital along with lower cash paid for interest, partially offset by higher income tax payments and pension contributions.

Cash Flows from Investing Activities
Net cash used in investing activities of $244.9 million for the first half of 2013, decreased by $2,307.8 million compared to the first half of 2012.

•	Lower net cash used in investing activities primarily relates to the $2,257.4 million used in the Acquisition during the second quarter of 2012.

•	Additionally, in the first half of 2012 we settled $110.6 million of our cross currency swaps.

•	This decrease was partially offset by an increase in additions to properties of $68.3 million primarily related to investments in Europe in the first half of 2013.
Cash Flows from Financing Activities
Net cash used in financing activities of $144.1 million for the first half of 2013, increased by $1,727.7 million compared to the $1,583.6 million provided by financing activities in the first half of 2012.

•
This was primarily driven by the $2,195.4 million in proceeds from issuance of long-term debt associated with the Acquisition. This amount was partially offset by $424.3 million in payments related to debt assumed in the Acquisition.

•	We repaid $52.0 million of our Euro denominated term loan during the second quarter of 2013, compared to the $44.8 million repayment of long-term debt in the second quarter of 2012.

•
We made $35.1 million in net interest and notional payments associated with our cross currency swaps, which were extended and designated as a net investment hedge in the fourth quarter of 2011, compared to only $4.0 million in net interest payments on our cross currency swaps made during the first half of 2012.

•	The increase was also driven by a $42.3 million increase in the proceeds from the exercise of stock options.
Underlying Free Cash Flow
For the first half of 2013, we generated $365.8 million of underlying free cash flow. This represents an increase of $29.5 million from $336.3 million a year ago, driven by improvements in working capital and the addition of Central Europe operating cash flow, partially offset by the addition of Central Europe capital spending.
The following table provides a reconciliation of Underlying Free Cash Flow to the nearest U.S. GAAP measure (net cash provided by operating activities):

		For the Twenty-Six Weeks Ended
		June 29, 2013	June 30, 2012
		(In millions)
U.S. GAAP:	Net Cash Provided by Operating Activities	$591.0	$397.4
Less:	Additions to properties(1)	(149.7)	(81.4)
Less:	Investment in MillerCoors(1)	(615.3)	(565.7)
Add:	Return of capital from MillerCoors(1)	515.2	459.9
Add:	Cash impact of Special items(2)	17.7	2.4
Add:	Costs related to the Acquisition(3)	6.9	109.3
Add:	MillerCoors investments in businesses(4)	—	14.4
Non-GAAP:	Underlying Free Cash Flow	$365.8	$336.3

(1)	Included in net cash used in investing activities.

(2)	Included in net cash provided by operating activities and mainly reflects restructuring costs paid.

(3)	Included in net cash provided by operating activities and reflects acquisition and integration costs paid.

(4)	Amounts represent our proportionate 42% share of the cash flow impacts.
Capital Resources
Cash and Cash Equivalents
As of June 29, 2013, we had total cash and cash equivalents of $801.6 million, compared to $624.0 million at December 29, 2012, and $516.0 million at June 30, 2012. Our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 90 days or less. These investments are viewed by management as low-risk investments and on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary.
Borrowings
The majority of our outstanding borrowings as of June 29, 2013, consisted of publicly traded notes, with maturities ranging from 2013 to 2042. Long-term debt was $3,295.7 million, $3,422.5 million and $4,097.9 million at June 29, 2013, December 29, 2012, and June 30, 2012, respectively. Not included in these amounts are current portions of long-term debt and short-term borrowings. Current portions of long-term debt were $1,258.6 million, $1,232.4 million, and $683.1 million as of June 29, 2013, December 29, 2012, and June 30, 2012, respectively. Short-term borrowings were $13.8 million, $13.2 million, and $119.4 million as of June 29, 2013, December 29, 2012, and June 30, 2012, respectively. See Part I—Item 1. Financial Statements, Note 12, "Debt" to the unaudited condensed consolidated financial statements for details of our outstanding borrowings as of June 29, 2013, and December 29, 2012.
In the first quarter of 2013, a $950 million commercial paper program was approved by our Board of Directors. Our $550 million and $400 million revolving credit facilities will be used as support for the commercial paper program. As of June 29, 2013, there were no outstanding borrowings under the commercial paper program.

Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on such credit facilities if the need arises. There were no outstanding borrowings on our 4-year revolving $400 million or 4-year revolving $550 million credit facilities as of June 29, 2013, which were issued in the second quarter of 2011 and second quarter of 2012, respectively. We also have uncommitted lines of credit with several banks should certain business units need additional short-term liquidity. In the third quarter of 2012, we entered into a revolving credit agreement ("Euro Credit Agreement") to support our operations in Central Europe within our Europe segment. The Euro Credit Agreement provides for a 1-year revolving credit facility of €150 million on an uncommitted basis. There were no outstanding borrowings on the Euro Credit Agreement as of June 29, 2013. Under the terms of some of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions. As of June 29, 2013, and December 29, 2012, we were in compliance with all of these restrictions and have met all debt payment obligations.
Use of Cash
Following the Acquisition in the second quarter of 2012, we intend to focus our use of cash primarily on debt repayment for the next few years, along with cash dividends, potential strategic investments and other general corporate uses.
As of June 29, 2013, we had $1,258.6 million of long-term debt which will mature during 2013. This includes the $575 million convertible bonds and the €500 million Zero Coupon Senior Unsecured Convertible Note issued in connection with the Acquisition. Both of these notes contain conversion features which have the potential to result in a net settlement materially in excess of the notional values of the notes upon maturity. See Note 12, "Debt" and Note 14, "Derivative Instruments and Hedging Activities" for further discussion of each note's conversion feature and potential impact to the condensed consolidated financial statements. The $575 million convertible bonds matured and were repaid in July 2013 for face value using cash on hand. Any required premium payment on the $575 million convertible bonds, based on our weighted average stock price exceeding the then-applicable conversion price during each of the 25 trading days following the maturity date, will be payable in September 2013. However, this payable is hedged by call options that mitigate our exposure up to our stock price reaching $66.35. Separately, the warrants entered into concurrent with these call options, pursuant to which we may be required to issue Class B common stock to the counterparty when our stock price reaches $66.35, remain outstanding and will expire on February 20, 2014.The upcoming maturity of the €500 million Convertible Note may be settled in several ways, including use of cash on-hand, free cash flow from operations, and utilizing our commercial paper program or existing credit facilities, on which we currently have no borrowings. We do not anticipate incurring significant tax charges associated with any cash movements related to making these payments. Additionally, as of June 29, 2013, we had outstanding cross currency swaps in a net non-current liability position of $155.8 million scheduled to mature on March 31, 2014. As part of our focus on deleveraging, in the second quarter of 2013 we made prepayments on both our EUR 120 million term loan and cross currency swaps of $52.0 million and $31.4 million, respectively. As we continue to evaluate opportunities to deleverage, we may consider additional prepayment of our debt or remaining cross currency swap obligations should our cash outlook allow.
During the first half of 2013, we made contributions to our defined benefit pension plans of $48.6 million. Our U.K. pension plan is subject to a statutory valuation for funding purposes every three years, with the next valuation as of June 30, 2013. While we cannot predict the outcomes of this valuation, it may result in a material increase to our long-term cash contribution obligations to our U.K. pension plan.
In 2011, we announced that our Board of Directors approved a new program authorizing the repurchase of up to $1.2 billion of our Class B common stock, with an expected program term of three years. This program was later extended to Class A shares. There were no repurchases in 2012 or in the first half of 2013, and we do not expect further repurchases until our debt ratios return to levels maintained prior to the financing activities related to the Acquisition.
Credit Rating
Our current long-term credit ratings are BBB-/Negative Outlook, Baa2/Stable Outlook, BBB/Stable Outlook and BBB/Stable with Standard and Poor's, Moody's Investor Services, Fitch Ratings and DBRS, respectively.  Similarly, our short term credit ratings are A-3, Prime-2, F2 and R-2.  The BBB- rating from Standard & Poor's is one notch above "below investment grade." A securities rating is not a recommendation to buy, sell or hold securities, and it may be revised or withdrawn at any time by the rating agency.

MillerCoors
MillerCoors distributes its excess cash to its owners, SABMiller and MCBC, on a 58%/42% basis, respectively. MillerCoors does not carry significant debt obligations, and there are no restrictions from external sources on its ability to make cash distributions to its owners.
MillerCoors recognized $69.7 million and $73.0 million of depreciation and amortization during the second quarters of 2013 and 2012, respectively, and $139.4 million and $144.1 million during the first half of 2013 and 2012, respectively.
As of June 30, 2013, and December 31, 2012, MillerCoors had cash of $17.8 million and $17.3 million, respectively. As of June 30, 2013, and December 31, 2012, total debt was $23.1 million and $23.6 million, respectively.
MillerCoors contributed $67.6 million to its defined benefit pension plans during the first half of 2013. For 2013, MillerCoors' contributions to its defined benefit pension plans are expected to be approximately $90 million to $110 million (our 42% share is $38 million to $46 million), and are not included in our contractual cash obligations discussion below.
MillerCoors delivered incremental cost savings of $41 million in the first half of 2013. We benefit from 42% of the MillerCoors cost savings.
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
Capital Expenditures
We spent $149.7 million on capital improvement projects worldwide in the second quarter of 2013, excluding capital spending by MillerCoors and other equity method joint ventures, representing an increase of $68.3 million from the $81.4 million of capital expenditures in the first half of 2012 driven by the addition of our Central Europe operations. We expect to incur capital expenditures for 2013 of approximately $330 million, excluding capital spending by MillerCoors and other equity method joint ventures.
Contractual Obligations and Commercial Commitments
Contractual Cash Obligations as of June 29, 2013
A summary of our consolidated contractual cash obligations as of June 29, 2013, and based on foreign exchange rates at June 29, 2013, is as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Debt obligations	$4,540.6	$1,239.3	$926.0	$775.3	$1,600.0
Interest payments on debt obligations	1,945.2	142.3	250.2	174.8	1,377.9
Derivative payments	200.9	199.6	1.1	0.2	—
Retirement plan expenditures(1)	161.5	68.1	17.2	18.2	58.0
Operating leases	110.6	28.0	43.6	19.5	19.5
Other long-term obligations	2,232.1	691.7	882.7	450.7	207.0
Total obligations	$9,190.9	$2,369.0	$2,120.8	$1,438.7	$3,262.4

See Part I - Item 1. Financial Statements, Note 12, "Debt", Note 14, "Derivative Instruments and Hedging Activities", Note 15, "Pension and Other Postretirement Benefits", and Note 16, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for additional information.

(1)
Represents expected contributions under our defined benefit pension plans in the next twelve months and our benefits payments under postretirement benefit plans for all periods presented. The net unfunded liability at June 29, 2013 of our defined benefit pension plans (excluding our overfunded plans) and postretirement benefit plans is $578.9 million and $178.2 million, respectively. Contributions in future fiscal years will vary as a result of a number of factors, including actual plan asset returns and interest rates, and as such, have been excluded from the above table. We fund pension plans to meet the requirements set forth in applicable employee benefits laws. Sometimes we voluntarily increase funding levels to meet financial goals. Excluding MillerCoors, BRI and BDL, we expect to make contributions to our defined benefit pension plans of $110 million and benefit payments for our other postretirement benefit plans of approximately $10 million in 2013. Our U.K. pension plan is subject to a statutory valuation for funding purposes every three years, with the next valuation being as of June 30, 2013. While we cannot predict the outcomes of this valuation, it may result in a material increase to our long-term cash contribution obligations to our U.K. pension plan. The 2010 statutory valuation resulted in a long-term funding commitment plan along with an MCBC guarantee of GBP 25 million annual contributions in 2013 through March 2022. The per annum amount will be increased annually by the change in the Retail Price Index, subject to a maximum increase of 3% per annum.

Other commercial commitments as of June 29, 2013

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$45.6	$45.6	$—	$—	$—

Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. See further discussion as described in Part I—Item 1. Financial Statements, Note 16, "Commitments and Contingencies" of the Notes.
Off-Balance Sheet Arrangements
As of June 29, 2013, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K), except for our $575 million convertible notes, which subsequently matured and was repaid in July 2013, as discussed in Part I—Item 1. Financial Statements, Note 12, "Debt" herein, as well as Part II—Item 8 Financial Statements and Supplementary Data, Note 14 "Debt" of the Notes within our Annual Report.
Outlook for 2013
In the balance of 2013, we expect consumer demand to remain weak. Despite this, we plan to increase our marketing investments behind our core brands and innovation in order to drive long-term returns for our shareholders.
In Canada, the second quarter Canada results benefited from lower marketing and sales spending, which we expect to reverse during the remainder of the year. Our new "Canadian Passport" Marketing Campaign in support of Molson Canadian has been well-received; however, we have improvements to make on recent Coors Light performance. Meanwhile in above premium, we are expanding the reach of Six Pints and continue to see growth from the Rickard's brand family.
In the U.S., our net-revenue-per-hectoliter growth remains solid, but volume has been challenged. We will continue to put emphasis on growing the above-premium part of our portfolio, while addressing the premium light volume declines. In respect to above-premium, we are pleased with the contribution from Redd's Apple Ale on top of that achieved by Leinenkugel's Summer Shandy and Blue Moon. We plan to introduce Redd's Strawberry Ale in the fall.
In Europe, despite expected industry softness, we will be increasing our marketing, general and administrative spending against a strong brand and innovation program in the second half of 2013. Carling Cider in the U.K. is benefiting from increased marketing support, Carling Zest is growing strongly, and Carling Coolers are being tested via an exclusive launch building on the success of beer mixes in Central Europe. In Hungary, we have extended our Borsodi brand with the introduction of Borsodi Super Dry. In Czech Republic, we are establishing a new non-alcohol category via the launch of Brewers Lemonade. Alongside the innovation agenda, we have also extended the existing portfolio with the introduction of

Carling into Croatia and Molson Canadian into Ireland, both of which are performing well.
In MCI, we will continue to focus on growth behind a solid portfolio of Coors Light, Carling and Staropramen. In the second half of 2013, our international business will include the negative impact of transferring our Carling travel and export business to the Europe segment, as well as no longer cycling losses in the China joint venture.
We expect 2013 marketing, general and administrative expense in Corporate to be approximately $105 million, excluding foreign exchange movements.
Including our 42% of MillerCoors, we currently anticipate approximately $150 million of cash contributions to our defined benefit pension plans in 2013 and pension expense of approximately $50 million.
Interest
We anticipate 2013 consolidated net interest expense of approximately $170 million, at June 29, 2013, foreign exchange rates.
Tax
Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled. We are reducing our effective tax rate guidance to a range of 13% to 17%, primarily as a result of the one-time benefit of tax law changes in Canada in the second quarter. These tax law changes in Canada had been under discussion for ten years and were finally enacted towards the end of June. We expect our normalized long-term underlying effective tax rate to be in the range of 20% to 24%, although we anticipate that it will take a few years to move to that range. There are proposed or pending tax law changes in various jurisdictions in which we do business that, if enacted, may have an impact on our underlying effective tax rate.
Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first half of 2013.

We completed our required 2012 annual impairment testing as of July 1, 2012, the first day of our fiscal third quarter, and concluded there were no impairments of goodwill or other indefinite-lived intangible assets. Given the timing of our Acquisition, the Central Europe reporting unit and the associated indefinite-lived intangibles were not part of our 2012 annual impairment testing as we relied upon the fair value as of the Acquisition date and performed a qualitative assessment to ensure no significant changes between the Acquisition and July 1, 2012. Given the change in our operating segments effective the first day of our fiscal year 2013 to combine our U.K. and Ireland business with our Central Europe organization, which resulted in a single European segment, we re-evaluated our reporting units during the first quarter of 2013. This re-evaluation resulted in an aggregation of our U.K. and Central Europe businesses into one Europe reporting unit. As part of this re-evaluation, we also determined that a goodwill impairment trigger did not exist at either of the previous U.K. or Central Europe reporting unit levels prior to or upon aggregation. The discussion below focuses on results of our 2012 annual impairment testing of goodwill, which references our historical U.K. and Central Europe reporting units. Effective for our 2013 annual impairment testing of goodwill to occur during the third quarter of 2013, we will perform testing at the Europe reporting unit level.
Through our annual impairment testing of goodwill performed in the third quarter of 2012, we determined that the fair value of our U.K. and Canada reporting units were close to failing step one of the goodwill impairment test, with the fair values estimated at approximately 7% and 15% in excess of carrying value, respectively. Additionally, our annual impairment testing of indefinite-lived intangibles in the third quarter of 2012 determined that the fair value of our Molson core brands were close to failing step one of the impairment test, with the fair value of the Molson core brands estimated at approximately 14% in excess of its carrying value (of which $2,903.9 million is indefinite-lived intangibles as of June 29, 2013).

Subsequent to our testing in the third quarter of 2012, our Europe reporting unit and our indefinite-lived brands in Europe ($2,702.1 million as of June 29, 2013) have been adversely impacted by the weak economy in Europe. In addition, our Canada reporting unit and our indefinite-lived Molson core brands have continued to face significant competitive pressures and challenging macroeconomic conditions.

The Europe and Canada reporting units' goodwill and certain indefinite-lived intangibles are therefore at risk of a future impairment in the event of significant unfavorable changes in the forecasted cash flows, terminal growth rates, market transaction multiples and/or weighted-average cost of capital utilized in the discounted cash flow analysis. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections reflect continued challenging environments that have been adversely impacted by a weak economy across all industries as well as weakened consumer demand, partially offset by anticipated cost savings and specific brand-building and innovation activities. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our Europe and Canada reporting units and Molson core and European brands may include such items as: (i) a decrease in expected future cash flows, specifically, an increase in required pension contributions, a decrease in sales volume driven by continued weakening of consumer demand or other competitive pressures adversely affecting our long term volume trends, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) an economic recovery that significantly differs from our assumptions in timing and/or degree, (iii) volatility in the equity and debt markets which could result in a higher discount rate; and (iv) sensitivity to market transaction multiples.
While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
In December 2012, Miller Brewing Company (“Miller”) orally informed us of its intent to terminate the license agreement between Miller and us whereby we have exclusive rights to distribute certain Miller products in Canada (the “License Agreement”) including Miller Lite, Miller High Life, Milwaukee's Best, Mickey's, Olde English, Miller Genuine Draft, and Miller Chill. Miller alleges that we failed to meet certain volume sales targets under the License Agreement. We do not believe Miller has any right under the License Agreement or otherwise to terminate the License Agreement. Following this communication, we filed a lawsuit in Ontario, Canada (Molson Canada 2005 v. Miller Brewing Company, Sup. Ct. of Justice-Ontario, CV-12-470589) seeking an injunction preventing Miller from terminating the License Agreement and ordering Miller to abide by its contractual terms. On January 18, 2013, Miller sent written notice to us purporting to terminate the License Agreement. In our lawsuit, we also assert that Miller breached the License Agreement by attempting to terminate the License Agreement. On June 20, 2013, we were granted an injunction preventing Miller's termination of the License Agreement, pending a trial on the merits, which is scheduled for December 2013.
We intend to vigorously assert and defend our rights in this lawsuit. At this time, we are unable to predict the outcome of this litigation or the impact, if any, of an adverse outcome on our business and results of operations, including any possible future asset impairment. We recognized net sales related to the License Agreement of $29.9 million and $29.5 million for the second quarter of 2013 and 2012, respectively, and net sales of $47.1 million and $46.2 million for the first half of 2013 and 2012, respectively. Additionally, as of June 29, 2013, we had a definite-lived intangible asset related to the License Agreement with a carrying value of $61.9 million and a remaining life of approximately 7 years.
New Accounting Pronouncements Not Yet Adopted
Joint and Several Liability Arrangements
In February 2013, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance is effective for annual reporting periods beginning on or after December 15, 2013, and interim reporting periods thereafter. We do not anticipate that this guidance will have an impact on our financial position or results of operations.
Cumulative Translation Adjustment
In March 2013, the FASB issued authoritative guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This update will also resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The guidance is effective for annual reporting periods beginning on or after December 15, 2013, and interim reporting periods thereafter. We do not anticipate that this guidance will have an impact on our financial position or results of operations.

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
Presentation of Unrecognized Tax Benefits
In July 2013, the FASB issued authoritative guidance related to the presentation of unrecognized tax benefits. The update requires that the entity present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward in the statement of financial position. The guidance does not apply to the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. The guidance is effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods thereafter. We expect to present deferred tax assets net of unrecognized tax benefits in the statement of financial position. We do not anticipate that this guidance will have a material impact on our financial position or results of operations.
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
For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Item 1. Financial Statements, Note 14, "Derivative Instruments and Hedging Activities", to the unaudited condensed consolidated financial statements. On a rolling twelve-month basis, maturities of derivative financial instruments held on June 29, 2013, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$(180.5)	$(188.3)	$8.0	$(0.2)	$—
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

The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolios:

	As of
Estimated fair value volatility	June 29, 2013	December 29, 2012
	(In millions)
Foreign currency risk:
Forwards	$(68.0)	$(82.0)
Swaps	$(41.2)	$(57.8)
Foreign currency denominated debt(1)	$(213.3)	$(234.2)
Interest rate risk:
Debt	$(116.9)	$(114.5)
Swaps	$(11.2)	$(25.4)
Commodity price risk:
Swaps	$(3.6)	$(1.4)
Equity price risk:
Equity conversion feature of debt	$(32.0)	$(13.5)

(1)	Included in these amounts is the impact of adverse changes in foreign currency exchange rates on the equity conversion feature of our foreign denominated debt.
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2013, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 29, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1.    Legal Proceedings
In December 2012, Miller Brewing Company (“Miller”) orally informed us of its intent to terminate the license agreement between Miller and us whereby we have exclusive rights to distribute certain Miller products in Canada (the “License Agreement”) including Miller Lite, Miller High Life, Milwaukee's Best, Mickey's, Olde English, Miller Genuine Draft, and Miller Chill. Miller alleges that we failed to meet certain volume sales targets under the License Agreement. We do not believe Miller has any right under the License Agreement or otherwise to terminate the License Agreement. Following this communication, we filed a lawsuit in Ontario, Canada (Molson Canada 2005 v. Miller Brewing Company, Sup. Ct. of Justice-Ontario, CV-12-470589) seeking an injunction preventing Miller from terminating the License Agreement and ordering Miller to abide by its contractual terms. On January 18, 2013, Miller sent written notice to us purporting to terminate the License

Agreement. In our lawsuit, we also assert that Miller breached the License Agreement by attempting to terminate the License Agreement. On June 20, 2013, we were granted an injunction preventing Miller's termination of the License Agreement, pending a trial on the merits, which is scheduled for December 2013.
We intend to vigorously assert and defend our rights in this lawsuit. At this time we are unable to predict the outcome of this litigation or the impact, if any, of an adverse outcome on our business and results of operations, including any possible future asset impairment. We recognized net sales related to the License Agreement of $29.9 million and $29.5 million for the second quarter of 2013 and 2012, respectively, and net sales of $47.1 million and $46.2 million for the first half of 2013 and 2012, respectively. Additionally, as of June 29, 2013, we had a definite-lived intangible asset related to the License Agreement with a carrying value of $61.9 million and a remaining life of approximately 7 years.
We are involved in other disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material impact on our business, consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.
ITEM 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I—Item 1A. "Risk Factors" in our Annual Report, which could materially affect our business, financial condition and/or future results. There have been no material changes to the risk factors contained in our Annual Report. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or future results.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In 2011, we announced that our Board of Directors approved and authorized a program to repurchase up to $1.2 billion of our Class A and Class B common stock in the open market or in privately negotiated transactions. The program has an expected term of three years and the number, price, and timing of the repurchases will be at our sole discretion and will be evaluated depending on market conditions, liquidity needs or other factors. Our Board of Directors may suspend, modify, or terminate the program at any time without prior notice. We did not make any share repurchases during the three months ended June 29, 2013.
ITEM 3.    Defaults upon Senior Securities
None

ITEM 4.    Mine Safety Disclosures

Not applicable

ITEM 5.    Other Information

None

ITEM 6.    Exhibits
The following are filed as a part of this Quarterly Report on Form 10-Q:
(a)   Exhibits

Exhibit Number	Document Description
3.1	Amendment No.1 to Restated Certificate of Incorporation of Molson Coors Brewing Company.
10.1	Addendum to the employment letter of Stewart Glendinning
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations for the 13 and 26 weeks ended June 29, 2013, and June 30, 2012, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the 13 and 26 weeks ended June 29, 2013, and June 30, 2012, (iii) the Unaudited Condensed Consolidated Balance Sheets at June 29, 2013, and December 29, 2012, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the 26 weeks ended June 29, 2013, and June 30, 2012, (v) the Notes to Unaudited Condensed Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ GAVIN HATTERSLEY
Gavin Hattersley Chief Financial Officer (Chief Financial and Accounting Officer) August 6, 2013