Form 10-Q
period 2013-09-28
MOLSON COORS BREWING CO
filed 2013-11-06
CIK 24545

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 28, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 1, 2013:
Class A Common Stock— 2,565,894 shares
Class B Common Stock—159,330,264 shares
Exchangeable shares:
As of November 1, 2013, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares—2,887,941 shares
Class B Exchangeable shares—19,071,061 shares
These Class A and Class B exchangeable shares offer substantially the same economic and voting rights as the respective classes of common shares of the registrant. This is achieved via the following structure: The registrant has outstanding one share each of special Class A and Class B voting stock, through which the holders of Class A exchangeable shares and Class B exchangeable shares of Molson Coors Canada Inc. (a subsidiary of the registrant), respectively, may exercise their voting rights with respect to the registrant. The special Class A and Class B voting stock are entitled to one vote for each of the exchangeable shares, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The trustee holder of the special Class A voting stock and the special Class B voting stock has the right to cast a number of votes equal to the number of then outstanding Class A exchangeable shares and Class B exchangeable shares, respectively.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended September 28, 2013, and September 29, 2012	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended September 28, 2013, and September 29, 2012	5
	Condensed Consolidated Balance Sheets at September 28, 2013, and December 29, 2012	6
	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 28, 2013, and September 29, 2012	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	49
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	75
Item 4.	Controls and Procedures	76
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	76
Item 1A.	Risk Factors	76
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	77
Item 3.	Defaults Upon Senior Securities	77
Item 4.	Mine Safety Disclosures	77
Item 5.	Other Information	77
Item 6.	Exhibits	77

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Sales	$1,665.4	$1,685.8	$4,509.9	$4,134.8
Excise taxes	(494.2)	(490.3)	(1,332.2)	(1,248.5)
Net sales	1,171.2	1,195.5	3,177.7	2,886.3
Cost of goods sold	(670.0)	(687.0)	(1,901.2)	(1,705.9)
Gross profit	501.2	508.5	1,276.5	1,180.4
Marketing, general and administrative expenses	(307.8)	(300.6)	(897.4)	(853.6)
Special items, net	(163.0)	(35.9)	(165.8)	(58.6)
Equity income in MillerCoors	148.3	132.0	438.3	436.5
Operating income (loss)	178.7	304.0	651.6	704.7
Interest income (expense), net	(17.8)	(54.4)	(133.9)	(162.8)
Other income (expense), net	(5.5)	(6.4)	(8.5)	(78.3)
Income (loss) from continuing operations before income taxes	155.4	243.2	509.2	463.6
Income tax benefit (expense)	(32.7)	(42.5)	(70.3)	(85.7)
Net income (loss) from continuing operations	122.7	200.7	438.9	377.9
Income (loss) from discontinued operations, net of tax	0.9	0.7	1.7	1.6
Net income (loss) including noncontrolling interests	123.6	201.4	440.6	379.5
Less: Net (income) loss attributable to noncontrolling interests	(1.8)	(3.0)	(4.8)	3.5
Net income (loss) attributable to Molson Coors Brewing Company	$121.8	$198.4	$435.8	$383.0
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.65	$1.09	$2.38	$2.11
From discontinued operations	0.01	—	0.01	0.01
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$0.66	$1.09	$2.39	$2.12
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.65	$1.09	$2.36	$2.10
From discontinued operations	0.01	—	0.01	0.01
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$0.66	$1.09	$2.37	$2.11
Weighted-average shares—basic	183.5	181.0	182.7	180.7
Weighted-average shares—diluted	184.6	182.0	183.9	181.7
Amounts attributable to Molson Coors Brewing Company
Net income (loss) from continuing operations	$120.9	$197.7	$434.1	$381.4
Income (loss) from discontinued operations, net of tax	0.9	0.7	1.7	1.6
Net income (loss) attributable to Molson Coors Brewing Company	$121.8	$198.4	$435.8	$383.0
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income (loss) including noncontrolling interests	$123.6	$201.4	$440.6	$379.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	270.7	258.3	(124.1)	301.9
Unrealized gain (loss) on derivative instruments	(14.1)	(21.3)	18.6	(31.5)
Reclassification of derivative (gain) loss to income	(0.9)	4.1	(1.6)	7.6
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	10.6	6.5	34.5	22.0
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	15.6	15.7	6.1	25.0
Total other comprehensive income (loss), net of tax	281.9	263.3	(66.5)	325.0
Comprehensive income (loss)	405.5	464.7	374.1	704.5
Less: Comprehensive (income) loss attributable to noncontrolling interests	(1.8)	(3.0)	(4.8)	3.5
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$403.7	$461.7	$369.3	$708.0
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT PAR VALUE) (UNAUDITED)

	As of
	September 28, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$406.9	$624.0
Accounts receivable, net	658.6	660.5
Other receivables, net	104.2	92.9
Inventories:
Finished	159.8	139.9
In process	25.8	20.3
Raw materials	39.0	43.5
Packaging materials	13.8	10.2
Total inventories	238.4	213.9
Other current assets, net	118.0	117.5
Deferred tax assets	70.0	39.2
Total current assets	1,596.1	1,748.0
Properties, net	1,976.7	1,995.9
Goodwill	2,415.3	2,453.1
Other intangibles, net	6,973.7	7,234.8
Investment in MillerCoors	2,541.9	2,431.8
Deferred tax assets	39.5	125.4
Notes receivable, net	24.7	26.3
Other assets	204.9	196.9
Total assets	$15,772.8	$16,212.2
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$1,394.6	$1,186.9
Derivative hedging instruments	136.7	6.0
Deferred tax liabilities	111.2	152.3
Current portion of long-term debt and short-term borrowings	638.3	1,245.6
Discontinued operations	7.1	7.9
Total current liabilities	2,287.9	2,598.7
Long-term debt	3,253.5	3,422.5
Pension and post-retirement benefits	752.7	833.0
Derivative hedging instruments	2.8	222.2
Deferred tax liabilities	941.9	948.5
Unrecognized tax benefits	81.4	81.8
Other liabilities	115.8	93.9
Discontinued operations	18.1	20.0
Total liabilities	7,454.1	8,220.6
Commitments and contingencies (Note 16)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value per share (authorized: 500.0 shares; issued: 166.7 shares and 164.2 shares, respectively)	1.7	1.6
Class A exchangeable shares, no par value (issued and outstanding: 2.9 shares and 2.9 shares, respectively)	108.1	110.2
Class B exchangeable shares, no par value (issued and outstanding: 19.1 shares and 19.3 shares, respectively)	718.1	724.4
Paid-in capital	3,727.7	3,623.6
Retained earnings	4,160.6	3,900.5
Accumulated other comprehensive income (loss)	(104.5)	(72.3)
Class B common stock held in treasury at cost (7.5 shares and 7.5 shares, respectively)	(321.1)	(321.1)
Total Molson Coors Brewing Company stockholders' equity	8,290.6	7,966.9
Noncontrolling interests	28.1	24.7
Total equity	8,318.7	7,991.6
Total liabilities and equity	$15,772.8	$16,212.2
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Thirty-Nine Weeks Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$440.6	$379.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	238.1	192.0
Amortization of debt issuance costs and discounts	18.6	34.5
Share-based compensation	18.6	15.1
Loss on sale or impairment of properties and intangibles	157.8	51.0
Deferred income taxes	21.9	15.5
Equity income in MillerCoors	(438.3)	(436.5)
Distributions from MillerCoors	438.3	436.5
Equity in net income of other unconsolidated affiliates	(13.3)	(12.0)
Distributions from other unconsolidated affiliates	13.0	10.4
Excess tax benefits from share-based compensation	(6.0)	(4.2)
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments	16.4	(11.4)
Change in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations) and other	126.0	171.2
(Gain) loss from discontinued operations	(1.7)	(1.6)
Net cash provided by operating activities	1,030.0	840.0
Cash flows from investing activities:
Additions to properties	(218.2)	(143.4)
Proceeds from sales of properties and other long-lived assets	7.5	3.0
Acquisition of businesses, net of cash acquired	—	(2,257.4)
Payment on discontinued operations	—	(6.8)
Proceeds from sale of business	2.0	—
Investment in MillerCoors	(924.0)	(826.1)
Return of capital from MillerCoors	822.4	723.3
Payments on settlement of derivative instruments	—	(110.6)
Investment in and advances to an unconsolidated affiliate	(2.4)	(3.4)
Loan repayments	7.5	14.3
Loan advances	(5.4)	(7.4)
Net cash used in investing activities	(310.6)	(2,614.5)
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	74.9	27.4
Excess tax benefits from share-based compensation	6.0	4.2
Dividends paid	(175.7)	(174.0)
Dividends paid to noncontrolling interests holders	(1.2)	(5.0)
Payments for purchase of noncontrolling interest	(0.2)	—
Debt issuance costs	(0.3)	(40.3)
Proceeds from issuances of long-term debt	—	2,195.4
Payments on long-term debt and capital lease obligations	(1,316.5)	(226.7)
Payments on debt assumed in acquisition	—	(424.3)
Proceeds from short-term borrowings	19.3	14.0
Payments on short-term borrowings	(15.1)	(14.0)
Proceeds from settlement of derivative instruments	2.6	—
Payments on settlement of derivative instruments	(66.2)	(4.0)
Net proceeds from (payments on) revolving credit facilities and commercial paper	548.4	9.6
Change in overdraft balances and other	(0.8)	(105.0)
Net cash (used in) provided by financing activities	(924.8)	1,257.3
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(205.4)	(517.2)
Effect of foreign exchange rate changes on cash and cash equivalents	(11.7)	24.0
Balance at beginning of year	624.0	1,078.9
Balance at end of period	$406.9	$585.7
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
The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Such unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.
These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 29, 2012 ("Annual Report") and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements ("Notes") included in our Annual Report. Our accounting polices did not change in the third quarter or first three quarters of 2013. The results of operations for the thirteen and thirty-nine weeks ended September 28, 2013, are not necessarily indicative of the results that may be achieved for the full fiscal year.
We follow a 52/53 week fiscal reporting calendar. Unless otherwise indicated, the third quarter of 2013 and 2012 refers to the thirteen weeks ended September 28, 2013, and September 29, 2012, respectively. The first three quarters of 2013 and 2012 refers to the thirty-nine weeks ended September 28, 2013, and September 29, 2012, respectively. Fiscal year 2013 refers to the 52 weeks ending December 28, 2013, and fiscal year 2012 refers to the 52 weeks ended December 29, 2012.
MillerCoors and Central Europe follow a monthly reporting calendar. The third quarter and first three quarters of 2013 and 2012 refer to the three and nine months ended September 30, 2013, and September 30, 2012, respectively, except for Central Europe where the first three quarters of 2012 refer to the period from the acquisition date of June 15, 2012 through September 30, 2012.

Foreign Currency Translation Tax Adjustment
During the third quarter of 2013, we identified that we had incorrectly recorded tax adjustments related to certain foreign currency movements in the financial statements for both the first and second quarters of 2013 that misstated non-current deferred tax assets, accumulated other comprehensive income (loss), and comprehensive income by immaterial amounts. We will revise foreign currency translation adjustments, net of tax, included in other comprehensive income (loss) and comprehensive income (loss) in the condensed consolidated statement of comprehensive income (loss) for the thirteen weeks ended March 30, 2013, and June 29, 2013, and for the twenty-six weeks ended June 29, 2013, in future filings. The impact of correcting these errors has been presented below and reflected in our condensed consolidated statement of comprehensive income for the thirty-nine weeks ended September 28, 2013. The error does not impact the condensed consolidated statement of comprehensive income (loss) for the thirteen weeks September 28, 2013, or the condensed consolidated balance sheet as of September 28, 2013.

	Thirteen Weeks Ended March 30, 2013		Thirteen Weeks Ended June 29, 2013		Twenty-Six Weeks Ended June 29, 2013
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Foreign currency translation adjustments, net of tax	$(261.3)	$(280.7)	$(79.4)	$(114.1)	$(340.7)	$(394.8)
Total other comprehensive income (loss), net of tax	$(241.8)	$(261.2)	$(52.5)	$(87.2)	$(294.3)	$(348.4)
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$(206.2)	$(225.6)	$225.9	$191.2	$19.7	$(34.4)
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
Presentation of Unrecognized Tax Benefits
In July 2013, the FASB issued authoritative guidance related to the presentation of unrecognized tax benefits. The update requires that the entity present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward in the statement of financial position. The guidance does not apply to the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. The guidance is effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods thereafter. We expect to present deferred tax assets net of unrecognized tax benefits in the condensed consolidated balance sheets. We do not anticipate that this guidance will have a material impact on our financial position or results of operations.
3. Acquisition of StarBev
General
In accordance with our strategy to increase our portfolio of premium brands and deepen our reach into growth markets around the world, we completed the acquisition (the "Acquisition") of StarBev Holdings S.à r.l. ("StarBev") from StarBev L.P. (the "Seller") on June 15, 2012, for €2.7 billion (or $3.4 billion), including the assumption and payoff of pre-existing StarBev indebtedness. Headquartered in Prague, this business is one of the largest brewers in Central Europe. The operating results of Central Europe are reported in our Europe segment and our MCI segment as further described in Note 4, "Segment Reporting." We incurred acquisition and integration costs of $4.4 million and $5.1 million in the third quarters of 2013 and 2012, respectively, and $8.3 million and $36.5 million in the first three quarters of 2013 and 2012, respectively, in connection with the Acquisition. We also incurred financing-related expenses as further described in Note 8, "Other Income and Expense."
Unaudited Pro Forma Financial Information
Central Europe contributed net sales of $272.2 million and $676.1 million, of which $264.8 million and $655.2 million is included in our Europe segment, for the third quarter and first three quarters of 2013, respectively. Central Europe contributed losses from continuing operations before income taxes of $88.6 million and $49.7 million, of which $92.1 million and $59.4 million is included in our Europe segment, for the third quarter and first three quarters of 2013, respectively. This compares to contributed net sales of $270.9 million and $328.2 million, of which $264.2 million and $321.5 million is included in our Europe segment, for the third quarter and first three quarters of 2012, respectively. Central Europe contributed income from continuing operations before income taxes of $78.0 million and $90.4 million, of which $75.2 million and $87.6 million is included in our Europe segment, for the third quarter and first three quarters of 2012, respectively. The incremental portion not included in our Europe segment results is our Central Europe export and license business reflected in our MCI segment results effective July 1, 2012. The following unaudited pro forma summary presents our condensed consolidated statements of operations as if Central Europe had been acquired on December 26, 2010, the first day of our 2011 fiscal year. These amounts were calculated after conversion of StarBev's historical operating results to U.S. GAAP, conforming to our accounting policies, and adjusting StarBev's results to reflect the depreciation and amortization that would have been charged assuming the fair value adjustments to properties and other intangibles resulting from the purchase had it been applied from December 26, 2010, together with the consequential tax effects. These adjustments also reflect the removal of StarBev historical interest expense on debt that was repaid at the time of the Acquisition, the addition of interest expense to be prospectively incurred on the debt issued to finance the Acquisition and the removal of the previously mentioned acquisition-related costs of $31.4 million incurred in the first half of 2012. Additional significant adjustments for 2012 include the removal of the following non-recurring, transaction-related costs included in the historical operating results: a $57.9 million Euro currency loss, a $39.2 million loss related to standard pre-issuance U.S. Treasury interest rate hedges ("Treasury Locks"), and bridge facility costs of $13.0 million, as further described in Note 8, "Other Income and Expense" and Note 14, "Derivative Instruments and Hedging Activities", as well as expense of $8.6 million related to the fair value adjustment to acquisition date inventory that was recorded in the post-acquisition condensed consolidated statements of operations. The adjustments recorded in the first half of 2013 upon finalizing purchase accounting, as further described below, did not result in an adjustment to our previously filed pro forma information. These adjustments do not reflect changes in fair value of the embedded conversion feature or foreign exchange movements of the convertible note issued to the Seller as part of the Acquisition. This unaudited pro forma financial information is not intended to reflect the performance which would have actually resulted had the Acquisition been effected on the dates indicated. Further, the unaudited pro forma results of operations are not necessarily indicative of the results of operations that may be obtained in the future.

Thirty-Nine Weeks Ended
September 29, 2012(1)

Net sales	$3,226.8
Income from continuing operations before income taxes	$592.3
Net income attributable to MCBC	$499.0
Net income per common share attributable to MCBC:
Basic	$2.76
Diluted	$2.75

(1)	The thirty-nine weeks ended September 29, 2012, include actual results for the period from the Acquisition date of June 15, 2012.

The following table represents the classifications of the cash flows used, which are included within our condensed consolidated statement of cash flows for the thirty-nine weeks ended September 29, 2012:

(In millions)
Operating activities(1)	$1.4
Investing activities(2)	2,257.4
Financing activities(1)	424.3
Total cash used	$2,683.1
Non-cash(3)	$645.9

(1)
Includes the subordinated deferred payment obligation ("SDPO") with third-party creditors, which was assumed in the Acquisition and was subsequently repaid on June 29, 2012, for $425.7 million including the $1.4 million of interest incurred subsequent to the close of the Acquisition noted as "Operating activities" in the table above.

(2)
Includes $1,816.0 million of cash consideration to the Seller for shares acquired and release of StarBev's pre-existing obligations to the Seller. Also included is $585.0 million of pre-existing third-party debt immediately repaid in accordance with our agreement with the Seller and the terms of the senior debt facility agreement. This amount is presented net of cash acquired of $143.6 million.

(3)	Reflects the $645.9 million fair value of the €500 million Zero Coupon Senior Unsecured Convertible Note issued to the Seller upon close of the Acquisition. See Note 12, "Debt" for further discussion.

Allocation of Consideration Transferred
The following table represents the finalized allocation of the total consideration to the identifiable net assets, fair value of the noncontrolling interest, and resulting residual goodwill as of June 15, 2012. These allocated amounts were updated for immaterial changes in the first half of 2013 and are now finalized. During the second quarter of 2013 we recorded liabilities in several Central European countries primarily related to local country regulatory matters associated with pre-acquisition periods. Some of these items, if materialized, are subject to various claims with the previous owners of the Central Europe business. We also made adjustments to the brand intangible assets, and related deferred tax impacts, as we completed our brand intangible asset valuation in the second quarter of 2013.

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

(2)
Includes the fair values of $145.6 million for brand intangibles with a 30 year useful life, $2,323.4 million for brand intangibles with an indefinite-life and a fair value of a favorable supply contract and other intangibles of $12.0 million with a 1.5 year useful life. See Note 11, "Goodwill and Intangible Assets" for further discussion of changes to intangible assets resulting from our annual goodwill and indefinite-lived intangible testing in the third quarter of 2013.

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
Effective for the first day of our 2013 fiscal year, we changed the way in which we monitor performance and manage our operations in Europe and as a result, we combined our U.K. and Ireland business with our Central Europe organization, which resulted in our Europe segment, and we have recast the historical presentation of segment information accordingly.
No single customer accounted for more than 10% of our consolidated or segmented sales in the third quarter or first three quarters of 2013 or 2012. Net sales represent sales to third-party external customers. Inter-segment sales revenues and income (loss) from continuing operations before income taxes, other than those to MillerCoors (see Note 5, "Investments" for additional detail), are insignificant and eliminated in consolidation.

Net sales and income (loss) from continuing operations before income taxes below for the first three quarters of 2012, include results from our Central European operations reported within our Europe segment from the Acquisition date of June 15, 2012 through September 29, 2012.
The following table presents net sales by segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In millions)
Canada	$526.7	$580.1	$1,480.5	$1,565.3
Europe	607.9	577.7	1,600.5	1,224.6
MCI	37.7	43.0	99.4	108.2
Corporate	0.3	0.2	0.9	0.9
Eliminations(1)	(1.4)	(5.5)	(3.6)	(12.7)
Consolidated	$1,171.2	$1,195.5	$3,177.7	$2,886.3

(1)	Represents inter-segment sales from the Europe segment to the MCI segment.
The following table presents income (loss) from continuing operations before income taxes by segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In millions)
Canada	$128.7	$147.0	$302.4	$330.8
U.S.	148.3	132.0	438.3	436.5
Europe(1)	(69.5)	82.9	8.4	112.9
MCI	(2.4)	(37.4)	(11.8)	(70.3)
Corporate	(49.7)	(81.3)	(228.1)	(346.3)
Consolidated	$155.4	$243.2	$509.2	$463.6

(1)
The third quarter and first three quarters of 2013 include an impairment charge to indefinite-lived intangible assets recorded in the third quarter of 2013, which is the primary driver of the decrease from the comparable periods in 2012. See Note 11, "Goodwill and Intangible Assets" for further discussion.

The following table presents total assets by segment:

	As of
	September 28, 2013	December 29, 2012
	(In millions)
Canada	$6,196.6	$6,547.1
U.S.	2,541.9	2,431.8
Europe	6,708.1	6,742.4
MCI	76.8	92.0
Corporate	249.4	398.9
Consolidated	$15,772.8	$16,212.2

5. Investments
Our investments include both equity method and consolidated investments. Those entities identified as variable interest entities ("VIEs") have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, consolidate these entities. None of our consolidated VIEs held debt as of September 28, 2013, or December 29, 2012. We have not provided any financial support to any of our VIEs during the quarter that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. As of September 28, 2013, and December 29, 2012, our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K.") and Grolsch and our unconsolidated VIEs are Brewers' Retail Inc. ("BRI"), Brewers' Distributor Ltd. ("BDL") and Modelo Molson Imports, L.P. ("MMI").
Equity Investments
Investment in MillerCoors
Summarized financial information for MillerCoors is as follows:
Condensed Balance Sheets

	As of
	September 30, 2013	December 31, 2012
	(In millions)
Current assets	$956.3	$841.4
Non-current assets	8,927.0	8,949.9
Total assets	$9,883.3	$9,791.3
Current liabilities	$928.6	$958.5
Non-current liabilities	1,406.8	1,537.5
Total liabilities	2,335.4	2,496.0
Noncontrolling interests	19.4	28.4
Owners' equity	7,528.5	7,266.9
Total liabilities and equity	$9,883.3	$9,791.3
The following represents our proportional share in MillerCoors' equity:

	As of
	September 30, 2013	December 31, 2012
	(In millions, except percentages)
MillerCoors owners' equity	$7,528.5	$7,266.9
MCBC economic interest	42%	42%
MCBC proportionate share in MillerCoors' equity	3,162.0	3,052.1
Difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(1)	(667.4)	(670.8)
Accounting policy elections	35.0	35.0
Timing differences of cash contributions and distributions as a result of different fiscal periods	12.3	15.5
Investment in MillerCoors	$2,541.9	$2,431.8

(1)
Our net investment in MillerCoors is based on the carrying values of the net assets contributed to the joint venture which is less than our proportional share of underlying equity (42%) of MillerCoors (contributed by both Coors Brewing Company ("CBC") and Miller Brewing Company ("Miller")). This basis difference, with the exception of certain non-amortizing items (goodwill, land, etc.), is being amortized as additional equity income over the remaining useful lives of the contributed long-lived amortizing assets.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In millions)
Net sales	$2,051.0	$1,993.5	$5,998.3	$5,977.3
Cost of goods sold	(1,234.0)	(1,201.1)	(3,592.8)	(3,582.9)
Gross profit	$817.0	$792.4	$2,405.5	$2,394.4
Operating income(1)	$354.5	$310.5	$1,046.9	$1,033.9
Net income attributable to MillerCoors(1)	$348.8	$306.9	$1,033.4	$1,020.5

(1)
Results for the three months and nine months ended September 30, 2013, include special charges of $15.0 million related to restructuring activities. Results for the three months and nine months ended September 30, 2012, include special charges of $18.7 million and $16.4 million, respectively, primarily due to the write-down of assets related to discontinuing the production of the Home Draft package in the U.S.

The following represents our proportional share in net income attributable to MillerCoors reported under the equity method:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In millions, except percentages)
Net income attributable to MillerCoors	$348.8	$306.9	$1,033.4	$1,020.5
MCBC economic interest	42%	42%	42%	42%
MCBC proportionate share of MillerCoors net income	146.5	128.9	434.0	428.6
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors	1.2	1.2	3.4	3.1
Share-based compensation adjustment(1)	0.6	1.9	0.9	4.8
Equity income in MillerCoors	$148.3	$132.0	$438.3	$436.5

(1)	The net adjustment is to eliminate all share-based compensation impacts related to pre-existing SABMiller plc equity awards held by former Miller employees now employed by MillerCoors.
The following table summarizes our transactions with MillerCoors:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In millions)
Beer sales to MillerCoors	$4.5	$4.6	$13.4	$14.8
Beer purchases from MillerCoors	$4.2	$3.9	$11.2	$9.3
Service agreement costs and other charges to MillerCoors	$0.5	$1.0	$1.8	$3.0
Service agreement costs and other charges from MillerCoors	$0.6	$0.4	$0.8	$1.0
As of September 28, 2013, and December 29, 2012, we had $3.2 million and $0.8 million of net payables due to MillerCoors, respectively.

Other Equity Investments
Modelo Molson Imports, L.P.
MMI, a 50%/50% joint venture with Grupo Modelo S.A.B. de C.V. ("Modelo"), imports, distributes, and markets the Modelo beer brand portfolio across all Canadian provinces and territories. Our sales team is responsible for selling the brands across Canada on behalf of the joint venture. We account for MMI, a VIE, under the equity method of accounting.
On November 5, 2013, Anheuser-Busch Inbev ("ABI") and MCBC entered into an agreement providing for the accelerated termination of the MMI joint venture. The joint venture was originally a 10-year agreement ending January 1, 2018. In June 2013, ABI completed its combination with Modelo, including Modelo’s interest in MMI. Following negotiations with ABI, MCC shall receive a CAD 70 million payment in exchange for the consent to change, effective upon closing and the successful completion of the transition period, the termination date in the various joint venture agreements from January 1, 2018 to end of day on February 28, 2014. Similarly, in conjunction with these negotiations, ABI has also agreed that we will continue to represent the Modelo brands in the U.K. and Japan through the end of 2014.
During the transition period, from November 5, 2013 through February 28, 2014, MMI will continue, in its current capacity, to import, distribute, and market the Modelo beer brand portfolio across Canada in the ordinary course. Following the transition period, Modelo will pay us the CAD 70 million early termination payment accelerating the termination of the joint venture to end of day on February 28, 2014. As a result, effective end of day on February 28, 2014, MMI will cease all operations and will ultimately be dissolved. As part of the early termination agreement, the book value of the joint venture’s net assets will then be distributed to the respective joint venture partners for the owners’ proportionate ownership interest. As of September 28, 2013, our condensed consolidated balance sheet includes our investment in MMI of $19.0 million, an affiliate net payable to MMI of $11.8 million and a definite-lived intangible asset of $5.9 million. During the third quarter and first three quarters of 2013, MCC recognized equity earnings of $3.9 million and $9.0 million, respectively, under the MMI arrangement. During the third quarter and first three quarters of 2012, MCC recognized equity earnings of $4.1 million and $11.1 million, respectively. The equity earnings of MMI are recorded within cost of goods sold. In addition to the equity earnings, during the third quarter and first three quarters of 2013, MCC recognized marketing and administrative cost recoveries related to the promotion, sale and distribution of Modelo products under our agency and services agreement with MMI of $3.1 million and $9.0 million, respectively. During the third quarter and first three quarters of 2012, MCC recognized cost recoveries of $3.7 million and $9.5 million, respectively. These cost recoveries are recorded within marketing, general and administrative expenses.
Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	September 28, 2013		December 29, 2012
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Grolsch	$7.9	$1.9	$10.0	$5.6
Cobra U.K.	$35.9	$1.9	$33.2	$3.3

6. Share-Based Payments
During the first three quarters of 2013 and 2012, we recognized share-based compensation expense related to the following Class B common stock awards to certain directors, officers and other eligible employees, pursuant to the Molson Coors Brewing Company Incentive Compensation Plan ("Incentive Compensation Plan"): restricted stock units ("RSU"), deferred stock units ("DSU"), performance share units ("PSU"), performance units ("PU") and stock options. As part of our annual grant in the first quarter of 2013, we issued PSUs in place of PUs that had previously been granted in each of the past three years. The settlement amount of the PSUs is determined based on market and performance metrics, which include our total shareholder return performance relative to the S&P 500 and specified adjusted earnings per share. PSU compensation expense is based on a fair value assigned to the market metric using a Monte Carlo model, which will remain constant throughout the vesting period of three years, and a performance multiplier, which will vary due to changing estimates of adjusted earnings per share.

The following table summarizes share-based compensation expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In millions)
Pre-tax compensation expense	$3.2	$5.2	$18.6	$15.1
Tax benefit	(0.8)	(1.4)	(5.3)	(4.3)
After-tax compensation expense	$2.4	$3.8	$13.3	$10.8
The increase in expense during the first three quarters of 2013 was primarily driven by accelerated expense related to certain RSUs and PSUs granted in the first quarter of 2013.
As of September 28, 2013, there was $22.4 million of total unrecognized compensation cost from all share-based compensation arrangements granted under the Incentive Compensation Plan, related to unvested shares. This compensation expense is expected to be recognized over a weighted-average period of 1.2 years.
The following table represents the summary of stock options and stock-only stock appreciation rights ("SOSAR") outstanding as of September 28, 2013, and the activity during the first three quarters of 2013:

	Shares outstanding	Weighted-average exercise price per share	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 29, 2012	6.0	$40.55	4.05	$23.2
Granted	0.2	$45.22
Exercised	(2.2)	$36.49
Forfeited	—	$—
Outstanding as of September 28, 2013	4.0	$42.85	4.30	$33.7
Exercisable at September 28, 2013	3.5	$42.63	3.63	$30.0
The total intrinsic values of stock options exercised during the first three quarters of 2013 and 2012 were $28.1 million and $13.0 million, respectively. During the first three quarters of 2013 and 2012, cash received from stock option exercises was $74.9 million and $27.4 million, respectively, and the total tax benefit for the tax deductions from these stock option exercises and other awards was $6.0 million and $4.2 million, respectively.
The following table represents non-vested RSUs, DSUs, PSUs and PUs as of September 28, 2013, and the activity during the first three quarters of 2013:

	RSUs and DSUs		PUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 29, 2012	0.7	$43.06	1.7	$10.90	—	$—
Granted	0.3	$42.76	—	$—	0.2	$43.10
Vested	(0.2)	$42.95	(0.6)	$11.61	—	$—
Forfeited	(0.1)	$41.82	(0.1)	$6.24	—	$—
Non-vested as of September 28, 2013	0.7	$42.10	1.0	$5.51	0.2	$43.10

The fair value of each option granted in the first three quarters of 2013 and 2012 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Thirty-Nine Weeks Ended
	September 28, 2013	September 29, 2012
Risk-free interest rate	1.43%	1.50%
Dividend yield	2.88%	2.99%
Volatility range	22.39%-25.90%	25.80%-27.56%
Weighted-average volatility	25.02%	25.86%
Expected term (years)	7.70	4.0-7.7
Weighted-average fair market value	$8.39	$8.09
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
As of September 28, 2013, there were 7.8 million shares of the Company's Class B common stock available for issuance as awards under the Incentive Compensation Plan.
7. Special Items
We have incurred charges or recognized gains that we do not believe to be indicative of our core operations. As such, we have separately classified these charges (benefits) as special items. The table below summarizes special items recorded by segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In millions)
Employee related charges
Restructuring(1)
Canada	$1.6	$2.5	$3.0	$4.1
Europe	7.3	2.5	10.3	8.8
MCI	—	1.2	0.1	1.2
Corporate	—	—	0.3	1.1
Special termination benefits
Canada(2)	0.3	0.3	1.7	2.2
Impairments or asset abandonment charges
Europe - Asset abandonment(3)	—	—	—	7.2
Europe - Intangible asset impairment(4)	150.9	—	150.9	—
MCI - China impairments and related costs(5)	0.3	28.5	1.1	38.9
Unusual or infrequent items
Canada - Flood loss (insurance reimbursement)(6)	—	0.9	—	(1.4)
Europe - Flood loss (insurance reimbursement)(7)	2.6	—	2.6	—
Europe - Release of non-income-related tax reserve(8)	—	—	(4.2)	(3.5)
Special items, net	$163.0	$35.9	$165.8	$58.6

(1)
During 2013 and 2012, we recognized expenses associated with restructuring programs focused on labor savings and organizational effectiveness across all functions. As a result, we have reduced headcount by approximately 740 employees since the start of 2012.

(2)
During the third quarter and first three quarters of 2013 and 2012, we recognized charges related to special termination benefits as eligible employees elected early retirement offered as a result of the ratification of collective bargaining agreements with MCC's brewery groups.

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

(4)	During the third quarter of 2013, we recognized impairment charges related to indefinite-lived intangible assets in Europe. See Note 11, "Goodwill and Intangible Assets" for further discussion.

(5)
In the second quarter of 2012, we recognized impairment charges related to goodwill and definite-lived intangible assets in our joint venture in China. See Note 11, "Goodwill and Intangible Assets" for further discussion. In the third quarter of 2012, we deconsolidated our MC Si'hai joint venture in China due to a loss of our ability to control the joint venture and recognized an impairment loss of $27.6 million upon deconsolidation and $0.9 million of related costs.

(6)
In the third quarter of 2012, we incurred expenses in excess of insurance proceeds related to flood damage at our Toronto offices. In the first three quarters of 2012, we received insurance proceeds in excess of expenses incurred related to these damages.

(7)
During the third quarter and first three quarters of 2013, we recorded losses and related costs of $2.6 million and $5.9 million, respectively, in our Europe business related to significant flooding in Czech Republic in the second quarter of 2013. These losses were offset by $3.3 million insurance proceeds received in the second quarter of 2013.

(8)
During 2009, we established a non-income-related tax reserve of $10.4 million that was recorded as a special item. The amounts recorded in 2013 and 2012 represent the release of this reserve as a result of a change in estimate. As a result, the remaining amount of this non-income-related tax reserve was fully released in the first quarter of 2013.

The table below summarizes the activity in the restructuring accruals by segment:

	Canada	Europe	MCI	Corporate	Total
	(In millions)
Total at December 29, 2012	$7.1	$13.4	$2.8	$1.5	$24.8
Charges incurred	3.0	10.3	0.1	0.3	13.7
Payments made	(6.2)	(12.1)	(2.5)	(1.8)	(22.6)
Foreign currency and other adjustments	(0.2)	—	—	—	(0.2)
Total at September 28, 2013	$3.7	$11.6	$0.4	$—	$15.7

8. Other Income and Expense
The table below summarizes other income and expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In millions)
Bridge facility fees(1)	$—	$—	$—	$(13.0)
Euro currency purchase loss(2)	—	—	—	(57.9)
Gain on sale of non-operating asset(3)	—	—	1.2	—
Gain (loss) from other foreign exchange and derivative activity(4)	(5.3)	(6.4)	(11.4)	(8.7)
Other, net	(0.2)	—	1.7	1.3
Other income (expense), net	$(5.5)	$(6.4)	$(8.5)	$(78.3)

(1)
We incurred costs in connection with the issuance and subsequent termination of the bridge loan agreement entered into concurrent with the announcement of the Acquisition during the second quarter of 2012.

(2)
In connection with the Acquisition, we used the proceeds from our issuance of the $1.9 billion senior notes to purchase Euros. As a result of an unfavorable foreign exchange movement between the Euro and USD prior to using these proceeds to fund the Acquisition, we realized a foreign exchange loss on our Euro cash holdings during the second quarter of 2012.

(3)
During the first quarter of 2013, we realized a gain for proceeds received related to a non-income-related tax settlement resulting from historical activity within our former investment in the Montreal Canadiens.

(4)
Included in this amount are losses of $11.4 million and $1.4 million for the third quarter and first three quarters of 2013, respectively, and losses of $6.4 million and $5.8 million for the third quarter and first three quarters of 2012, respectively, related to foreign currency movements on foreign-denominated financing instruments entered into in conjunction with the closing of the Acquisition. We additionally recorded a net gain of $1.8 million and loss of $4.9 million for the third quarter and first three quarters of 2013, respectively, related to foreign cash positions and foreign exchange contracts entered into to hedge our risk associated with the payment of this foreign-denominated debt. See Note 12, "Debt" and Note 14, "Derivative Instruments and Hedging Activities" for further discussion of financing and hedging activities related to the Acquisition. Additionally, we recorded gains of $4.3 million and losses of $5.1 million related to other foreign exchange and derivative activity during the third quarter and first three quarters of 2013, respectively. We recorded losses related to other foreign exchange and derivative activity of $2.9 million for the first three quarters of 2012.

9. Income Tax
Our effective tax rates for the third quarters of 2013 and 2012 were approximately 21% and 17%, respectively. For the first three quarters of 2013 and 2012, our effective tax rates were approximately 14% and 18%, respectively. The third quarter 2013 tax rate increased versus 2012 primarily due to lower pretax income in 2013, and discrete period tax expenses recorded in 2013 that did not exist in 2012. The tax expenses recorded discretely in the third quarter included the impact of statutory tax rate changes. Additionally, the third quarter year-to-date 2013 tax rate decreased versus 2012 due primarily to the favorable resolution of unrecognized tax positions related to Canada tax law changes enacted in the second quarter of 2013.
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
As of September 28, 2013, and December 29, 2012, we had unrecognized tax benefits including interest, penalties and offsetting positions of $81.5 million and $82.1 million, respectively. For the first three quarters of 2013, our unrecognized tax benefits decreased due to changes in Canada tax law. This decrease was primarily offset by adjustments to our unrecognized tax benefits in Europe upon finalization of purchase accounting related to the Acquisition. The allocation of these balances between current and noncurrent has not changed materially since December 29, 2012.
10. Earnings Per Share
Basic net income per share was computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share includes the additional dilutive effect of our potentially dilutive securities, which include stock options, SOSARs, RSUs, PSUs, PUs, and DSUs. The dilutive effects of our potentially dilutive securities are calculated using the treasury stock method. Diluted income per share could also be impacted by our warrants outstanding to the extent dilutive. The following summarizes the effect of dilutive securities on diluted EPS:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In millions, except per share amounts)
Amounts attributable to MCBC
Net income (loss) from continuing operations	$120.9	$197.7	$434.1	$381.4
Income (loss) from discontinued operations, net of tax	0.9	0.7	1.7	1.6
Net income (loss) attributable to MCBC	$121.8	$198.4	$435.8	$383.0
Weighted-average shares for basic EPS	183.5	181.0	182.7	180.7
Effect of dilutive securities:
Stock options and SOSARs	0.6	0.6	0.7	0.5
RSUs, PSUs, PUs and DSUs	0.5	0.4	0.5	0.5
Weighted-average shares for diluted EPS	184.6	182.0	183.9	181.7
Basic net income (loss) per share:
Continuing operations attributable to MCBC	$0.65	$1.09	$2.38	$2.11
Discontinued operations attributable to MCBC	0.01	—	0.01	0.01
Basic net income (loss) attributable to MCBC	$0.66	$1.09	$2.39	$2.12
Diluted net income (loss) per share:
Continuing operations attributable to MCBC	$0.65	$1.09	$2.36	$2.10
Discontinued operations attributable to MCBC	0.01	—	0.01	0.01
Diluted net income (loss) attributable to MCBC	$0.66	$1.09	$2.37	$2.11
Dividends declared and paid per share	$0.32	$0.32	$0.96	$0.96

The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In millions)
Stock options, SOSARs and RSUs	0.1	0.9	0.2	1.5
Warrants to issue shares of Class B common stock	11.1	11.0	11.1	10.9
Total weighted-average anti-dilutive securities	11.2	11.9	11.3	12.4
Convertible Notes
In June 2007, we issued $575 million of senior convertible notes due July 2013. On July 30, 2013, these notes matured and were repaid for their face value of $575 million. The required premium payment, based on our weighted-average Class B common stock price exceeding the then-applicable conversion price on any of the 25 trading days following the maturity date, was settled in cash and entirely offset by the cash proceeds received from the settlement of the call options we purchased in 2007 related to these notes. As a result, these notes and related call options did not impact our shares outstanding. Additionally, the potential impacts of these notes and related call options had no impact on diluted income per share for all periods presented. The impact of stock that could be issued to settle share obligations we could have under the warrants we issued simultaneously with the issuance of these notes will begin to dilute earnings per share when our Class B common stock price reaches $66.13 per share. The warrants expire beginning December 2013 through February 2014. See Note 12, "Debt" for further discussion.
Upon closing of the Acquisition in June 2012, we issued a €500 million Zero Coupon Senior Unsecured Convertible Note to the Seller. On August 13, 2013, the Seller exercised the embedded put option and we subsequently settled the note using cash. As a result, the convertible note did not impact our shares outstanding and was excluded from the computation of the effect of diluted securities on diluted earnings per share for all periods presented. See Note 12, "Debt" for further discussion.
11. Goodwill and Intangible Assets
The following summarizes the change in goodwill for the first three quarters of 2013:

	Canada	Europe	MCI	Consolidated
	(In millions)
Balance at December 29, 2012	$764.0	$1,680.9	$8.2	$2,453.1
Foreign currency translation	(23.7)	2.3	(1.0)	(22.4)
Purchase price adjustment(1)	—	(15.4)	—	(15.4)
Balance at September 28, 2013	$740.3	$1,667.8	$7.2	$2,415.3

(1)
During the second quarter of 2013, we finalized purchase accounting related to the Acquisition with a resulting reduction to Europe goodwill in the first half of 2013 of $15.4 million. We assigned the majority of the goodwill resulting from the Acquisition to our Europe reporting unit with a portion allocated to the Canada reporting unit resulting from synergies. The allocation of goodwill to our Canada reporting unit was not impacted by the changes made in the first half of 2013 and is now final. See Note 3, "Acquisition of StarBev" for further discussion.

The following table presents details of our intangible assets, other than goodwill, as of September 28, 2013:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$539.2	$(219.8)	$319.4
Distribution rights	2 - 23	340.4	(258.0)	82.4
Patents and technology and distribution channels	3 - 10	35.3	(31.8)	3.5
Favorable contracts, land use rights and other	2 - 42	12.8	(10.8)	2.0
Intangible assets not subject to amortization:
Brands	Indefinite	5,569.5	—	5,569.5
Distribution networks	Indefinite	981.6	—	981.6
Other	Indefinite	15.3	—	15.3
Total		$7,494.1	$(520.4)	$6,973.7
The following table presents details of our intangible assets, other than goodwill, as of December 29, 2012:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$480.6	$(205.7)	$274.9
Distribution rights	2 - 23	350.8	(255.0)	95.8
Patents and technology and distribution channels	3 - 10	35.3	(31.1)	4.2
Favorable contracts, land use rights and other	2 - 42	13.6	(5.4)	8.2
Intangible assets not subject to amortization:
Brands	Indefinite	5,821.6	—	5,821.6
Distribution networks	Indefinite	1,014.7	—	1,014.7
Other	Indefinite	15.4	—	15.4
Total		$7,732.0	$(497.2)	$7,234.8
The changes in the gross carrying amounts of intangibles from December 29, 2012, to September 28, 2013, are driven by the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies, the indefinite-lived brand intangible impairments recorded in the third quarter of 2013, the change in classification of the Ostravar brand from an indefinite life to a useful life subject to amortization, as well as the adjustments recorded on brand intangible assets during the first half of 2013 related to the finalization of the purchase price allocation. See Note 3, "Acquisition of StarBev" for further discussion.
Based on foreign exchange rates as of September 28, 2013, the estimated future amortization expense of intangible assets is as follows:

Fiscal year	Amount
(In millions)
2013 - remaining	$12.4
2014	$41.2
2015	$38.6
2016	$38.6
2017	$25.0
Amortization expense of intangible assets was $12.1 million and $11.8 million for the third quarters of 2013 and 2012, respectively, and $35.7 million and $30.4 million for the first three quarters of 2013 and 2012, respectively. This expense is presented within marketing, general and administrative expenses.

We completed our required annual goodwill and indefinite-lived intangible impairment testing as of June 30, 2013, the first day of our fiscal third quarter, and concluded there were no impairments of goodwill within our Europe, Canada or India reporting units or impairments of our indefinite-lived intangible assets, with the exception of the Jelen and Ostravar brand intangibles as discussed below.
Reporting Units and Goodwill
Given the change in our operating segments effective the first day of our fiscal year 2013 to combine our U.K. and Ireland business with our Central Europe organization, which resulted in a single European segment, we re-evaluated our reporting units during the first quarter of 2013. This re-evaluation resulted in an aggregation of our U.K. and Central Europe businesses into one Europe reporting unit during the first quarter of 2013 and for purposes of our 2013 annual impairment test. As part of this re-evaluation, we also determined that a goodwill impairment trigger did not exist at either of the previous U.K. or Central Europe reporting unit levels prior to or upon aggregation. Our annual goodwill impairment testing determined that our Europe and Canada reporting units were at risk of failing step one of the goodwill impairment test. Specifically, the fair value of the Europe and Canada reporting units were estimated at approximately 11% and 16% in excess of carrying value, respectively. The risk in the Europe reporting unit is due to continued adverse impacts of a weak economy in Europe partially offset by the realized benefits of combining our U.K. and Central Europe businesses. The Canada reporting unit had a marginal improvement over the prior year primarily as a result of incremental anticipated cost savings and improvements to market multiples more than offsetting the continued competitive pressures and challenging macroeconomic conditions in the Canada market.
During the second quarter of 2012, we recorded an impairment charge for the full amount of our China reporting unit goodwill and definite-lived intangible assets of $9.5 million and $0.9 million, respectively, recorded as special items in our condensed consolidated statements of operations.
Indefinite-Lived Intangibles

In 2013, our annual indefinite-lived intangible impairment testing determined that the fair values of the Jelen and Ostravar indefinite-lived brand intangibles within our Europe segment were below their respective carrying values. As a result, we recorded an aggregate impairment charge of $150.9 million recorded within special items in our condensed consolidated statements of operations in the third quarter of 2013. The impairment of Jelen was primarily the result of increased competition, reduced market share and macroeconomic difficulties driving decreased projected cash flows, as well as unfavorable discount rate and income tax rate movements within Serbia. The impairment of Ostravar was primarily the result of decreased projected cash flows driven by recent economic challenges within the Ostrava region of Czech Republic. These changes in assumptions, driven by adverse economic and competitive factors specific to the markets in which these brands perform, have outpaced forecasted macroeconomic recoveries, resulting in the impairments. The remaining Europe indefinite-lived brand intangibles' fair values, while facing similar macroeconomic challenges, were sufficiently in excess of their respective carrying values, with the exception of two brands acquired in the Acquisition. Specifically, these two brands, Ozujsko in Croatia and Branik in Czech Republic, are at risk of future impairment as a result of discount rate pressures due to country specific macroeconomic risk factors that are currently more than offset by improved cash flow projections driven by post-Acquisition performance and innovations. The Jelen, Ozujsko and Branik brands are therefore at risk of future impairment with an aggregate fair value estimated at approximately 1% in excess of their aggregate carrying value ($1,296.0 million as of September 28, 2013).

Additionally, in conjunction with the brand impairment tests, we also reassessed each brand's indefinite-life classification and determined that the indefinite life classification could no longer be supported for the Ostravar brand. The Ostravar brand has therefore been reclassified as a definite-lived intangible asset and the remaining fair value of the asset will be amortized over its estimated remaining life of approximately 29 years.

Separately, our Molson core brand intangible continues to be at risk of future impairment with a fair value currently estimated at approximately 10% in excess of its carrying value ($2,945.8 million as of September 28, 2013) as the Molson core brands have continued to face significant competitive pressures and challenging macroeconomic conditions in the Canada market. These challenges have been partially offset by anticipated cost savings initiatives.

We utilized Level 3 fair value measurements in our impairment analysis of our indefinite-lived intangible assets, which utilizes an excess earnings approach to determine the fair values of the assets as of the testing date. The future cash flows used in the analysis are based on internal cash flow projections based on our long range plans and include significant assumptions by management as noted below.

Key Assumptions
The Europe and Canada reporting units' goodwill, the Molson core brand intangible, and certain indefinite-lived brand intangibles within Europe are at risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including significant delays in projected macroeconomic recovery or prolonged adverse economic conditions), terminal growth rates, market transaction multiples and/or weighted-average cost of capital utilized in the discounted cash flow analysis. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections used for our Europe reporting unit and indefinite-lived intangible testing reflect continued challenging environments in the near future followed by growth resulting from a longer term recovery of the macroeconomic environment, as well as the benefit of anticipated cost savings and specific brand-building and innovation activities. Our Canada reporting unit and Molson core brand projections also reflect a continued challenging environment that has been adversely impacted by a weak economy across all industries, as well as weakened consumer demand, partially offset by anticipated cost savings and specific brand-building and innovation activities. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment test will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our Europe reporting unit, Molson core brand, and the at-risk European brands may include such items as: (i) a decrease in expected future cash flows, specifically, an increase in required pension contributions, a decrease in sales volume driven by a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long term volume trends, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) an economic recovery that significantly differs from our assumptions in timing and/or degree, (iii) volatility in the equity and debt markets which could result in a higher discount rate; and (iv) sensitivity to market transaction multiples.
While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the third quarter of 2013. However, recent litigation related to the licensing agreement with Miller in Canada, for which we have a definite-lived intangible asset with a carrying value of $60.8 million as of September 28, 2013, could result in a possible future impairment. See Note 16, "Commitments and Contingencies" for further discussion.

12. Debt
Debt obligations
Our total borrowings as of September 28, 2013, and December 29, 2012, were composed of the following:

	As of
	September 28, 2013	December 29, 2012
	(In millions)
Senior notes:
$575 million 2.5% convertible notes due 2013(1)	$—	$575.0
€500 million 0.0% convertible note due 2013(2)	60.8	668.7
Canadian Dollar ("CAD") 900 million 5.0% notes due 2015	873.3	902.7
CAD 500 million 3.95% Series A notes due 2017	485.2	501.5
$300 million 2.0% notes due 2017	300.0	300.0
$500 million 3.5% notes due 2022	500.0	500.0
$1.1 billion 5.0% notes due 2042	1,100.0	1,100.0
€120 million term loan due 2016(3)	—	123.9
Other long-term debt	0.4	0.5
Long-term credit facilities(4)	—	—
Less: unamortized debt discounts and other	(5.4)	(17.4)
Total long-term debt (including current portion)	3,314.3	4,654.9
Less: current portion of long-term debt	(60.8)	(1,232.4)
Total long-term debt	$3,253.5	$3,422.5

Short-term borrowings(4)	$577.5	$13.2
Current portion of long-term debt	60.8	1,232.4
Current portion of long-term debt and short-term borrowings	$638.3	$1,245.6

(1)
Our $575 million convertible notes matured and were repaid on July 30, 2013, for their face value of $575 million. The required premium payment of $2.6 million, which was based on our weighted-average Class B common stock price exceeding the then-applicable conversion price on any of the 25 trading days following the maturity date, was paid in September 2013. This premium was hedged by call options that mitigated our exposure to increases in our stock price and resulted in proceeds of $2.6 million from these call options in September 2013, which fully offset the premium payment. Separately, the warrants entered into concurrent with these call options, pursuant to which we may be required to issue Class B common stock to the counterparty when our stock price reaches $66.13 per share, remain outstanding and will expire beginning December 2013 through February 2014. The original conversion price for each $1,000 aggregate principal amount of notes was $54.76 per share of our Class B common stock, which represented a 25% premium above the stock price on the day of issuance of the notes and corresponded to the initial conversion ratio of 18.263 shares per each $1,000 aggregate principal amount of notes. The conversion ratio and conversion price were subject to adjustments for certain events and provisions, as defined in the indenture, including adjustments reflected for exceeding defined thresholds related to our dividend payments. At the maturity date our conversion price and ratio were $51.8284 and 19.2944 shares, respectively.

During the third quarters of 2013 and 2012, we incurred additional non-cash interest expense of $1.6 million and $4.5 million, respectively. For the first three quarters of 2013 and 2012, the amounts were $10.9 million and $13.5 million, respectively. We also incurred interest expense related to the 2.5% convertible coupon rate of $1.2 million and $3.6 million during the third quarters of 2013 and 2012, respectively. For the first three quarters of 2013 and 2012, the interest expenses incurred were $8.4 million and $10.8 million, respectively. The combination of non-cash and cash interest resulted in an effective interest rate of 5.75% and 5.78% for the third quarters of 2013, through settlement, and 2012, respectively. The effective interest rates for the first three quarters of 2013, through settlement, and 2012 were 5.73% and 5.79%, respectively. As of September 28, 2013, there was no unamortized debt discount outstanding as we recorded the remaining discount of $1.6 million upon maturity in the third quarter of 2013. As of December 29, 2012, $10.8 million of the unamortized debt discount related to our $575 million convertible debt.

(2)
On June 15, 2012, we issued a €500 million Zero Coupon Senior Unsecured Convertible Note due December 31, 2013 (the ''Convertible Note'') to the Seller in conjunction with the closing of the Acquisition. The Seller had the ability to exercise a put right with respect to the Convertible Note as of March 14, 2013, (the “First Redemption Date”) and ending on December 19, 2013, for the greater of the principal amount of the Convertible Note or the aggregate cash value of 12,894,044 shares of our Class B Common Stock, as adjusted for certain corporate events. In accordance with these terms, on August 13, 2013, the Seller exercised the conversion feature for an agreed upon value upon exercise of €510.9 million, consisting of €500 million in principal and €10.9 million for the conversion feature. At issuance, the total value of the Convertible Note was €511.1 million, consisting of the principal (€500 million), discount (€1.0 million), and conversion feature (€12.1 million), initially recorded as a component of the purchase price associated with the Acquisition.

Separate from the Seller's notice to put, we have made claims with regard to the representations and warranties provided to us upon close of the Acquisition. As a result, we have withheld €44.9 million ($60.8 million as of September 28, 2013) from the €500 million in principal related to these outstanding claims. The remaining balance continues to be classified as current portion of long-term debt pending the resolution of these claims. Therefore, on September 3, 2013, we paid the seller in cash a total of €466.0 million ($614.7 million) consisting of €455.1 million ($600.3 million) in principal and €10.9 million ($14.4 million) for the conversion feature.
The Convertible Note's embedded conversion feature was determined to meet the definition of a derivative required to be bifurcated and separately accounted for at fair value with changes in fair value recorded in earnings. During the third quarter and first three quarters of 2013, we recognized a net gain of $20.3 million and a loss of $6.5 million, respectively, on the conversion feature primarily related to the change from the previously recorded fair value to the value upon exercise. The Convertible Note was issued at a discount of $1.3 million, which has been recognized as interest expense over the period from issuance to the First Redemption Date. The non-cash interest, excluding the change in fair value of the convertible feature, resulted in an immaterial impact to our effective interest rate for the third quarter and first three quarters of 2013. See Note 14, "Derivative Instruments and Hedging Activities" for further discussion.

(3)
During the third quarter and first three quarters of 2013, we made principal repayments of $71.8 million (€53.7 million) and $123.8 million (€93.7 million), respectively, on the remaining balance of our €120 million term loan. As a result, the term loan, which was designated as a net investment hedge, was fully repaid in the third quarter of 2013. See Note 14, "Derivative Instruments and Hedging Activities" for further discussion.

(4)
In the first quarter of 2013, a $950 million commercial paper program was approved and implemented. The commercial paper program is supported by our $550 million and $400 million revolving credit facilities. To fund the repayment of our €500 million Zero Coupon Senior Unsecured Convertible Note, we issued short-term commercial paper during the third quarter of 2013. As of September 28, 2013, the outstanding borrowings under the commercial paper program were $391.1 million.

In the third quarter of 2012, we entered into a 1-year, €150 million revolving credit agreement, on an uncommitted basis, to support our operations in Central Europe within our Europe segment. In the third quarter of 2013, this revolving credit facility was renewed and restructured and will continue to provide €150 million on an uncommitted basis through September 2014. As of September 28, 2013, the outstanding borrowings under this revolving credit facility were $162.3 million. There were no outstanding borrowings under this revolving credit facility as of December 29, 2012.
In the second quarter of 2012, we entered into a 4-year, $550 million revolving credit agreement. This credit agreement contains customary events of default and specified representations and warranties and covenants, including, among other things, covenants that limit our subsidiaries' ability to incur certain additional priority indebtedness, create or permit liens on assets, or engage in mergers or consolidations. As of September 28, 2013, and December 29, 2012, there were no outstanding borrowings under this revolving credit facility.
In the second quarter of 2011, we entered into an agreement for a 4-year, $400 million revolving multicurrency credit facility, which provides a $100 million sub-facility available for the issuance of letters of credit. As of September 28, 2013 and December 29, 2012, there were no outstanding borrowings under this revolving credit facility.
The remaining outstanding balances as of September 28, 2013, and December 29, 2012, relate to other short-term borrowings.

Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of September 28, 2013, and December 29, 2012, the fair value of our outstanding long-term debt (including current portion) was $3,410.4 million and $4,993.0 million, respectively. Our €120 million term loan, which was repaid in the third quarter 2013, and all senior notes are valued based on significant observable inputs and would be classified as Level 2 in the fair value hierarchy. The fair value measurement of the conversion feature embedded in the Convertible Note included significant unobservable inputs and was classified as Level 3 in the fair value hierarchy prior to settlement. See Note 14, "Derivative Instruments and Hedging Activities" for further discussion regarding the fair value and settlement of the conversion feature related to the Convertible Note. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values.
Other
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions and transfers of assets. As of September 28, 2013, and December 29, 2012, we were in compliance with all of these restrictions and have met all debt payment obligations.
13. Accumulated Other Comprehensive Income (Loss)
Changes in AOCI for the first three quarters of 2013 were as follows:

	MCBC shareholders
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 29, 2012	$1,187.5	$(17.7)	$(844.1)	$(398.0)	$(72.3)
Foreign currency translation adjustments	(110.2)	—	—	—	(110.2)
Unrealized gain (loss) on derivative instruments	—	34.2	—	—	34.2
Reclassification of derivative (gain) loss to income	—	(3.1)	—	—	(3.1)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	40.1	—	40.1
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	9.7	9.7
Tax adjustment related to investment in MillerCoors AOCI reclassification(1)	—	—	—	34.3	34.3
Tax benefit (expense)(2)	(13.9)	(14.1)	(5.6)	(3.6)	(37.2)
As of September 28, 2013	$1,063.4	$(0.7)	$(809.6)	$(357.6)	$(104.5)

(1)
During the first quarter of 2013, we recorded a tax adjustment related to the reclassification of amounts from the investment in MillerCoors to AOCI that was recorded in the fourth quarter of 2012 to reflect our proportional share of MillerCoors AOCI at formation. We made this reclassification in 2012 as we believe the new presentation provides improved transparency of our share of MillerCoors AOCI. This tax adjustment, which should have been made in 2012 with the reclassification, was not material to either the current or prior period financial statements taken as a whole and therefore prior periods do not reflect the adjustment.

(2)
During the third quarter of 2013, we identified that we had incorrectly recorded tax adjustments related to certain foreign currency movements in the financial statements for both the first and second quarters of 2013. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion.

Reclassifications from AOCI to income for the third quarter and first three quarters of 2013 were as follows:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	September 28, 2013	September 28, 2013
	Reclassifications from AOCI	Reclassifications from AOCI	Location of gain (loss) recognized in income
	(In millions)
Gain/(loss) on cash flow hedges:
Forward starting interest rate swaps	$(0.4)	$(1.2)	Interest expense, net
Foreign currency forwards	0.7	1.1	Other income (expense), net
Foreign currency forwards	1.7	3.4	Cost of goods sold
Commodity swaps	(0.2)	(0.2)	Cost of goods sold
Total income (loss) reclassified, before tax	1.8	3.1
Income tax benefit (expense)	(0.9)	(1.5)
Net income (loss) reclassified, net of tax	$0.9	$1.6

Amortization of defined benefit pension and other postretirement benefit plan items:
Prior service benefit (cost)	$0.7	$2.1	(1)
Net actuarial gain (loss)	(14.0)	(42.2)	(1)
Total income (loss) reclassified, before tax	(13.3)	(40.1)
Income tax benefit (expense)	2.7	5.6
Net income (loss) reclassified, net of tax	$(10.6)	$(34.5)

Total income (loss) reclassified, net of tax	$(9.7)	$(32.9)

(1)	These components of AOCI are included in the computation of net periodic pension and other postretirement benefit cost. See Note 15, "Pension and Other Postretirement Benefits" for additional details.

14. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented in Notes 1 and 18 of the Notes included in our Annual Report and did not significantly change during the first three quarters of 2013. As noted in Note 18 of the Notes included in our Annual Report, due to the nature of our counterparty agreements, and that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and therefore present our derivative positions gross in our condensed consolidated balance sheets. Our significant derivative/hedge positions have not changed significantly since year-end, except as noted below.
Significant Derivative/Hedge Positions
Derivative Activity Related to the Acquisition
In the first quarter of 2013, we began executing a series of financial foreign exchange forward contracts to hedge our risk associated with payments of our Euro-denominated Convertible Note issued to the Seller simultaneous with the closing of the Acquisition in June 2012. The Convertible Note was put to us in the third quarter of 2013. The related conversion feature was settled in full and therefore is no longer outstanding as of September 28, 2013. As a result of the settlement all existing foreign exchange forward contracts related to the Convertible Note were settled in the third quarter of 2013. These contracts were not designated in hedge accounting relationships. As such, changes in fair value of these swaps were recorded in other income (expense) in our condensed consolidated statement of operations.
On April 3, 2012, we entered into a 4-year, €120 million term loan agreement, which was funded upon close of the Acquisition on June 15, 2012. In the third quarter of 2012, we designated the term loan as a net investment hedge of our Central European operations. In the third quarter of 2013, we repaid the outstanding balance on this term loan.

Cross Currency Swaps
In each of the second and third quarters of 2013, we cash settled CAD 100 million notional of our outstanding cross currency swaps designated as a net investment hedge of our Canadian operations for $31.4 million and $31.1 million, respectively. The remaining outstanding cross currency swaps are due to mature March 31, 2014, and were in a net liability position of $134.0 million as of September 28, 2013. Early in the fourth quarter of 2013 we cash settled an additional CAD 161 million notional of this remaining position for $51.4 million.
Commodity Swaps
In 2013 we entered into financial commodity swap contracts to hedge our exposure to changes in the prices of corn and aluminum, including surcharges relating to our aluminum exposures. These contracts allow us to swap our floating exposure to changes in these commodity prices for a fixed rate. These contracts are not designated in hedge accounting relationships. As such, changes in fair value of these swaps are recorded in cost of goods sold in the condensed consolidated statements of operations.
Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk. The table below summarizes our derivative assets and liabilities that were measured at fair value as of September 28, 2013, and December 29, 2012.

		Fair value measurements as of September 28, 2013 Using
	Total at September 28, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(134.0)	$—	$(134.0)	$—
Foreign currency forwards	8.0	—	8.0	—
Commodity swaps	(4.4)	—	(4.4)	—
Total	$(130.4)	$—	$(130.4)	$—

		Fair value measurements as of December 29, 2012 Using
	Total at December 29, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(220.4)	$—	$(220.4)	$—
Foreign currency forwards	(1.7)	—	(1.7)	—
Commodity swaps	(2.5)	—	(2.5)	—
Equity conversion feature of debt	(7.9)	—	—	(7.9)
Total	$(232.5)	$—	$(224.6)	$(7.9)

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 28, 2013. Both observable and unobservable inputs may be used to determine the fair value of positions that we have classified within the Level 3 category. As a result, the unrealized gains (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The table below summarizes derivative valuation activity using significant unobservable inputs (Level 3):

Rollforward of Level 3 Inputs
(In millions)
Total at December 29, 2012	$(7.9)
Total losses (realized/unrealized)
Included in earnings	(6.5)
Included in other comprehensive income	—
Purchases	—
Sales	—
Issuances	—
Settlements	14.4
Net transfers in/out of Level 3	—
Total at September 28, 2013	$—
Unrealized losses for Level 3 assets/liabilities settled in the third quarter 2013	$(6.5)

We had no significant transfers between Level 1 and 2 during the third quarter or first three quarters of 2013. As of December 29, 2012, the conversion feature related to the Convertible Note was classified as a Level 3 derivative due to valuations based upon significant unobservable inputs. The Convertible Note was put to us in the third quarter of 2013 and as a result, we settled the remaining balance associated with the conversion feature which was historically included within Level 3 derivatives. As of September 28, 2013, we have no outstanding derivatives classified as Level 3. New derivative contracts transacted during the third quarter and first half of 2013 were all included in Level 2.

Results of Period Derivative Activity
The tables below include the year to date results of our derivative activity in the condensed consolidated balance sheets as of September 28, 2013, and December 29, 2012, and the condensed consolidated statements of operations for the third quarter and first three quarters ended September 28, 2013, and September 29, 2012.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheet (in millions, except for certain commodity swaps with notional amounts measured in Metric Tonnes, as noted)

	September 28, 2013
			Asset derivatives		Liability derivatives
	Notional amount		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	CAD	401.2	Other current assets	$—	Current derivative hedging instruments	$(134.0)
Foreign currency forwards	USD	432.1	Other current assets	5.7	Current derivative hedging instruments	(0.3)
			Other non-current assets	3.2	Non-current derivative hedging instruments	(0.5)
Commodity swaps	kWh	963.6	Other current assets	0.1	Current derivative hedging instruments	(0.7)
			Other non-current assets	—	Non-current derivative hedging instruments	(0.7)
Total derivatives designated as hedging instruments				$9.0		$(136.2)
Derivatives not designated as hedging instruments:
Commodity swaps	Metric tonnes (actual)	61,735	Other current assets	0.1	Current derivative hedging instruments	(1.7)
			Other non-current assets	—	Non-current derivative hedging instruments	(1.6)
Total derivatives not designated as hedging instruments				$0.1		$(3.3)

	December 29, 2012
			Asset derivatives		Liability derivatives
	Notional amount		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	CAD	601.3	Other non-current assets	$—	Non-current derivative hedging instruments	$(220.4)
Foreign currency forwards	USD	507.3	Other current assets	2.0	Current derivative hedging instruments	(3.4)
			Other non-current assets	1.4	Non-current derivative hedging instruments	(1.7)
Commodity swaps	kWh	486.1	Other current assets	—	Current derivative hedging instruments	(1.0)
			Other non-current assets	0.2	Non-current derivative hedging instruments	(0.1)
Total derivatives designated as hedging instruments				$3.6		$(226.6)
Derivatives not designated as hedging instruments:
Equity conversion feature of debt	EUR	500.0			Current portion of long-term debt and short-term borrowings	$(7.9)
Commodity swaps	Metric tonnes (actual)	8,343	Other current assets	$—	Current derivative hedging instruments	(1.6)
Total derivatives not designated as hedging instruments				$—		$(9.5)
Non-derivative financial instruments in net investment hedge relationships:
€120 million term loan due 2016	EUR	93.7			Long-term debt	$(123.9)
Total non-derivative financial instruments in net investment hedge relationships						$(123.9)
MCBC allocates the current and non-current portion of each contract to the corresponding derivative account above.

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (in millions)

For the Thirteen Weeks Ended September 28, 2013
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forwards	(9.0)	Other income (expense), net	0.7	Other income (expense), net	—
		Cost of goods sold	1.7	Cost of goods sold	—
Commodity swaps	(0.7)	Cost of goods sold	(0.2)	Cost of goods sold	—
Total	$(9.7)		$1.8		$—

For the Thirteen Weeks Ended September 28, 2013
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$(9.3)	Other income (expense), net	$—	Other income (expense), net	$—
€120 million term loan due 2016	(1.9)	Other income (expense), net	—	Other income (expense), net	—
Total	$(11.2)		$—		$—
Note: Amounts recognized in AOCI related to cash flow and net investment hedges are presented gross of taxes
During the period we recorded no significant ineffectiveness related to these cash flow and net investment hedges.

For the Thirteen Weeks Ended September 29, 2012
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forwards	(14.9)	Other income (expense), net	(0.7)	Other income (expense), net	—
		Cost of goods sold	(1.6)	Cost of goods sold	—
Commodity swaps	(0.6)	Cost of goods sold	(0.5)	Cost of goods sold	—
Total	$(15.5)		$(3.2)		$—

For the Thirteen Weeks Ended September 29, 2012
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$(13.3)	Other income (expense), net	$—	Other income (expense), net	$—
€120 million term loan due 2016	(4.7)	Other income (expense), net	—	Other income (expense), net	—
Total	$(18.0)		$—		$—
Note: Amounts recognized in AOCI are presented gross of taxes

During the period we recorded no significant ineffectiveness related to these cash flow and net investment hedges.

For the Thirty-Nine Weeks Ended September 28, 2013
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(1.2)	Interest expense, net	$—
Foreign currency forwards	14.7	Other income (expense), net	1.1	Other income (expense), net	—
		Cost of goods sold	3.4	Cost of goods sold	—
Commodity swaps	(0.7)	Cost of goods sold	(0.2)	Cost of goods sold	—
Total	$14.0		$3.1		$—

For the Thirty-Nine Weeks Ended September 28, 2013
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$20.2	Other income (expense), net	$—	Other income (expense), net	$—
€120 million term loan due 2016	0.1	Other income (expense), net	—	Other income (expense), net	—
Total	$20.3		$—		$—
Note: Amounts recognized in AOCI related to cash flow and net investment hedges are presented gross of taxes
During the period we recorded no significant ineffectiveness related to these cash flow and net investment hedges.

For the Thirty-Nine Weeks Ended September 29, 2012
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(1.2)	Interest expense, net	$—
Foreign currency forwards	(17.7)	Other income (expense), net	(1.7)	Other income (expense), net	—
		Cost of goods sold	(4.0)	Cost of goods sold	—
Commodity swaps	0.1	Cost of goods sold	(1.2)	Cost of goods sold	—
Total	$(17.6)		$(8.1)		$—

For the Thirty-Nine Weeks Ended September 29, 2012
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$(26.5)	Other income (expense), net	$—	Other income (expense), net	$—
€120 million term loan due 2016	(4.7)	Other income (expense), net	—	Other income (expense), net	—
Total	$(31.2)		$—		$—
Note: Amounts recognized in AOCI are presented gross of taxes
During the period we recorded no significant ineffectiveness related to these cash flow and net investment hedges.
We expect net gains of approximately $4.9 million (pre-tax) recorded in AOCI at September 28, 2013, will be reclassified into earnings within the next 12 months. The maximum length of time over which forecasted transactions are hedged at September 28, 2013, is 3.3 years, and such transactions relate to foreign exchange, interest rate and commodity exposures.

Other Derivatives (in millions)

For the Thirteen Weeks Ended September 28, 2013
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Equity conversion feature of debt	Interest expense, net	$21.1
	Other income (expense), net	(0.8)
Commodity swaps	Cost of goods sold	(1.5)
Foreign currency forwards	Other income (expense), net	10.6
Total		$29.4

For the Thirteen Weeks Ended September 29, 2012
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Equity conversion feature of debt	Interest expense, net	$(7.7)
	Other income (expense), net	(0.5)
Commodity swaps	Cost of goods sold	(0.6)
Total		$(8.8)

For the Thirty-Nine Weeks Ended September 28, 2013
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Equity conversion feature of debt	Interest expense, net	$(5.4)
	Other income (expense), net	(1.1)
Commodity swaps	Cost of goods sold	(3.0)
Foreign currency forwards	Other income (expense), net	3.9
		$(5.6)

For the Thirty-Nine Weeks Ended September 29, 2012
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Equity conversion feature of debt	Interest expense, net	$(13.3)
	Other income (expense), net	(0.5)
Treasury locks(1)	Interest expense, net	(39.2)
		$(53.0)

(1)	Entered into to remove a portion of our interest rate market risk in connection with debt issued to fund the Acquisition.

15. Pension and Other Postretirement Benefits
Net Periodic Pension and Other Postretirement Benefits ("OPEB") Cost

	For the Thirteen Weeks Ended
	September 28, 2013			September 29, 2012
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net periodic pension and OPEB cost:
Service cost - benefits earned during the year	$3.9	$0.8	$4.7	$4.2	$0.7	$4.9
Interest cost on projected benefit obligation	38.7	1.7	40.4	41.3	2.0	43.3
Expected return on plan assets	(44.0)	—	(44.0)	(43.6)	—	(43.6)
Amortization of prior service cost (benefit)	0.2	(0.9)	(0.7)	0.2	(0.9)	(0.7)
Amortization of net actuarial loss (gain)	14.0	—	14.0	9.8	(0.1)	9.7
Less: expected participant contributions	(0.3)	—	(0.3)	(0.4)	—	(0.4)
Net periodic pension and OPEB cost	$12.5	$1.6	$14.1	$11.5	$1.7	$13.2

	For the Thirty-Nine Weeks Ended
	September 28, 2013			September 29, 2012
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net periodic pension and OPEB cost:
Service cost - benefits earned during the year	$11.9	$2.6	$14.5	$12.6	$2.1	$14.7
Interest cost on projected benefit obligation	116.9	5.3	122.2	123.8	5.9	129.7
Expected return on plan assets	(132.7)	—	(132.7)	(130.8)	—	(130.8)
Amortization of prior service cost (benefit)	0.6	(2.7)	(2.1)	0.6	(2.7)	(2.1)
Amortization of net actuarial loss (gain)	42.4	(0.2)	42.2	29.4	(0.3)	29.1
Less: expected participant contributions	(0.9)	—	(0.9)	(1.2)	—	(1.2)
Net periodic pension and OPEB cost	$38.2	$5.0	$43.2	$34.4	$5.0	$39.4
During the first three quarters of 2013, employer contributions to the defined benefit plans were $68.9 million. Expected total fiscal year 2013 employer contributions to the defined benefit plans are approximately $110 million based on foreign exchange rates as of September 28, 2013. MillerCoors, Brewers' Retail Inc. ("BRI") and Brewers' Distributor Limited ("BDL") contributions to their defined benefit pension and other postretirement benefit plans are not included above, as they are not consolidated in our financial statements.
16. Commitments and Contingencies
Discontinued Operations
Kaiser
In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In addition, we provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. The discontinued operations balances within the current and non-current liabilities of our condensed consolidated balance sheets consist entirely of our estimates of these liabilities. These liabilities are denominated in Brazilian Reais and are therefore subject to foreign exchange gains or losses, which are recognized in the discontinued operations section of the condensed consolidated statement of operations. There have been no changes in the underlying liabilities from the year ended December 29, 2012, therefore all changes in the current and non-current liabilities of discontinued operations during the first three quarters of 2013 are due to fluctuations in foreign exchange rates from December 29, 2012, to September 28, 2013. In the third quarters of 2013 and 2012, we recognized gains of $0.9 million and $1.2 million, respectively, from discontinued operations associated with foreign exchange gains and losses related to indemnities we provided to FEMSA. During the first three quarters of 2013 and 2012, we recognized foreign exchange gains of $1.7 million and $3.6 million, respectively. Our exposure related to the tax, civil and labor indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. Separately, the maximum potential claims amount remaining for the purchased tax credits was $155.1 million as of September 28, 2013.
Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have been recorded to date, and additional future adjustments may be required.
Distributorship Litigation
During the third quarter and first three quarters of 2012, we recognized losses of $0.5 million and $2.0 million, respectively, related to the settlement of a distributorship litigation, which was settled in the third quarter of 2012 for $6.8 million.
Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries.
Rocky Mountain Metal Container ("RMMC"), a Colorado limited liability company, is a joint venture with Ball Corporation in which MillerCoors holds and consolidates a 50% interest. As of September 28, 2013, and December 29, 2012, we guaranteed $4.5 million of RMMC debt, which is due in the fourth quarter of 2013.
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
Related to guarantees, other liabilities in the accompanying condensed consolidated balance sheets include $6.0 million as of September 28, 2013, and $6.2 million as of December 29, 2012, both of which are non-current.
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have accrued an aggregate of $13.8 million as of September 28, 2013, and $14.5 million as of December 29, 2012. We believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our condensed consolidated financial statements.
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
We intend to vigorously assert and defend our rights in this lawsuit. At this time, we are unable to predict the outcome of this litigation or the impact, if any, of an adverse outcome on our business and results of operations, including any possible future asset impairment. We recognized net sales related to the License Agreement of $25.8 million and $31.4 million for the third quarters of 2013 and 2012, respectively, and net sales of $72.9 million and $77.6 million for the first three quarters of 2013 and 2012, respectively. Additionally, as of September 28, 2013, we had a definite-lived intangible asset related to the License Agreement with a carrying value of $60.8 million and a remaining life of approximately 6 years.
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
United States
We were previously notified that we are or may be a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws for the cleanup of sites where hazardous substances have allegedly been released into the environment. We cannot predict with certainty the total costs of cleanup, our share of the total cost, the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanups or insurance coverage.
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
The assumptions used are as follows:

•	trust management costs are included in projections with regard to the $120 million threshold, but are expensed only as incurred;

•	income taxes, which we believe are not an included cost, are excluded from projections with regard to the $120 million threshold;

•	a 2.5% inflation rate for future costs; and

•	certain operations and maintenance costs were discounted using a 3.16% risk-free rate of return.

Based on these assumptions, the present value and gross amount of the costs at September 28, 2013, are approximately $2.8 million and $7.3 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.
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
Europe and MCI
We are subject to the requirements of governmental and local environmental and occupational health and safety laws and regulations within each of the countries in which we operate. Compliance with these laws and regulations did not materially affect our third quarter of 2013 capital expenditures, results of operations or our financial or competitive position, and we do not anticipate that they will do so during the remainder of the year.
17. Supplemental Guarantor Information
        For purposes of this Note 17, including the tables, "Parent Guarantor and 2012 Issuer" shall mean MCBC and "Subsidiary Guarantors" shall mean certain U.S., European and Canadian subsidiaries reflecting the substantial operations of each of our U.S. and Canadian segments, as well as our U.K. operations of our European segment.
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
On June 15, 2007, MCBC issued $575 million of 2.5% convertible senior notes due July 30, 2013, in a registered public offering. These notes matured and were repaid in cash in the third quarter 2013. See Note 12, "Debt" for further discussion.
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
None of our other outstanding debt is publicly registered, and it is all guaranteed on a senior and unsecured basis by the Parent Guarantor and certain Subsidiary Guarantors. These guarantees are full and unconditional and joint and several. See Note 12, "Debt" for details of all debt issued and outstanding as of September 28, 2013.
Presentation
During the third quarter of 2013, we identified that we had incorrectly recorded tax adjustments related to certain foreign currency movements in the financial statements for both the first and second quarters of 2013. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further information. We will revise comprehensive income

(loss) attributable to MCBC in the condensed consolidating statement of operations for the thirteen weeks ended March 30, 2013, and June 29, 2013, and for the twenty-six weeks ended June 29, 2013, in future filings. The impact of correcting these errors has been reflected in our condensed consolidating statement of operations for the thirty-nine weeks ended September 28, 2013. This revision resulted in corrections to comprehensive income (loss) attributable to MCBC within the condensed consolidating statement of operations for the Parent Guarantor from $(206.2) million, as previously reported, to $(225.6) million, as adjusted, for the thirteen weeks ended March 30, 2013, $225.9 million, as previously reported, to $191.2 million, as adjusted, for the thirteen weeks ended June 29, 2013, and $19.7 million, as previously reported, to $(34.4) million, as adjusted, for the twenty-six weeks ended June 29, 2013. The error does not impact the condensed consolidating statement of comprehensive income (loss) for the thirteen weeks September 28, 2013, or the condensed consolidating balance sheet as of September 28, 2013.
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
The following information sets forth the condensed consolidating statements of operations for the third quarter and first three quarters of 2013 and 2012, condensed consolidating balance sheets as of September 28, 2013, and December 29, 2012, and condensed consolidating statements of cash flows for the first three quarters of 2013 and 2012. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 28, 2013
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$7.3	$1,277.3	$451.3	$(70.5)	$1,665.4
Excise taxes	—	(401.2)	(93.0)	—	(494.2)
Net sales	7.3	876.1	358.3	(70.5)	1,171.2
Cost of goods sold	—	(501.7)	(210.2)	41.9	(670.0)
Gross profit	7.3	374.4	148.1	(28.6)	501.2
Marketing, general and administrative expenses	(26.3)	(204.2)	(105.9)	28.6	(307.8)
Special items, net	(0.2)	(9.1)	(153.7)	—	(163.0)
Equity income (loss) in subsidiaries	59.1	(161.9)	115.1	(12.3)	—
Equity income in MillerCoors	—	148.3	—	—	148.3
Operating income (loss)	39.9	147.5	3.6	(12.3)	178.7
Interest income (expense), net	(24.6)	91.4	(84.6)	—	(17.8)
Other income (expense), net	(7.4)	(18.6)	20.5	—	(5.5)
Income (loss) from continuing operations before income taxes	7.9	220.3	(60.5)	(12.3)	155.4
Income tax benefit (expense)	113.9	(173.4)	26.8	—	(32.7)
Net income (loss) from continuing operations	121.8	46.9	(33.7)	(12.3)	122.7
Income (loss) from discontinued operations, net of tax	—	—	0.9	—	0.9
Net income (loss) including noncontrolling interests	121.8	46.9	(32.8)	(12.3)	123.6
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	(1.8)	—	(1.8)
Net income (loss) attributable to MCBC	$121.8	$46.9	$(34.6)	$(12.3)	$121.8
Comprehensive income attributable to MCBC	$403.7	$317.0	$106.9	$(423.9)	$403.7

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 29, 2012
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$7.4	$1,311.1	$428.4	$(61.1)	$1,685.8
Excise taxes	—	(401.4)	(88.9)	—	(490.3)
Net sales	7.4	909.7	339.5	(61.1)	1,195.5
Cost of goods sold	—	(516.3)	(222.2)	51.5	(687.0)
Gross profit	7.4	393.4	117.3	(9.6)	508.5
Marketing, general and administrative expenses	(28.3)	(208.2)	(73.7)	9.6	(300.6)
Special items, net	(0.3)	(7.0)	(28.6)	—	(35.9)
Equity income (loss) in subsidiaries	215.7	(79.5)	126.4	(262.6)	—
Equity income in MillerCoors	—	132.0	—	—	132.0
Operating income (loss)	194.5	230.7	141.4	(262.6)	304.0
Interest income (expense), net	(27.2)	70.8	(98.0)	—	(54.4)
Other income (expense), net	8.8	(17.9)	2.7	—	(6.4)
Income (loss) from continuing operations before income taxes	176.1	283.6	46.1	(262.6)	243.2
Income tax benefit (expense)	22.3	(66.8)	2.0	—	(42.5)
Net income (loss) from continuing operations	198.4	216.8	48.1	(262.6)	200.7
Income (loss) from discontinued operations, net of tax	—	—	0.7	—	0.7
Net income (loss) including noncontrolling interests	198.4	216.8	48.8	(262.6)	201.4
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	(3.0)	—	(3.0)
Net income (loss) attributable to MCBC	$198.4	$216.8	$45.8	$(262.6)	$198.4
Comprehensive income attributable to MCBC	$461.7	$449.2	$140.3	$(589.5)	$461.7

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2013
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$20.8	$3,561.0	$1,098.3	$(170.2)	$4,509.9
Excise taxes	—	(1,096.5)	(235.7)	—	(1,332.2)
Net sales	20.8	2,464.5	862.6	(170.2)	3,177.7
Cost of goods sold	—	(1,451.1)	(576.2)	126.1	(1,901.2)
Gross profit	20.8	1,013.4	286.4	(44.1)	1,276.5
Marketing, general and administrative expenses	(91.2)	(570.3)	(280.0)	44.1	(897.4)
Special items, net	(1.2)	(10.1)	(154.5)	—	(165.8)
Equity income (loss) in subsidiaries	414.8	(427.5)	308.6	(295.9)	—
Equity income in MillerCoors	—	438.3	—	—	438.3
Operating income (loss)	343.2	443.8	160.5	(295.9)	651.6
Interest income (expense), net	(78.3)	223.5	(279.1)	—	(133.9)
Other income (expense), net	(6.0)	2.0	(4.5)	—	(8.5)
Income (loss) from continuing operations before income taxes	258.9	669.3	(123.1)	(295.9)	509.2
Income tax benefit (expense)	176.9	(269.9)	22.7	—	(70.3)
Net income (loss) from continuing operations	435.8	399.4	(100.4)	(295.9)	438.9
Income (loss) from discontinued operations, net of tax	—	—	1.7	—	1.7
Net income (loss) including noncontrolling interests	435.8	399.4	(98.7)	(295.9)	440.6
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	(4.8)	—	(4.8)
Net income (loss) attributable to MCBC	$435.8	$399.4	$(103.5)	$(295.9)	$435.8
Comprehensive income attributable to MCBC	$369.3	$377.0	$(56.0)	$(321.0)	$369.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2012
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$20.6	$3,622.7	$651.0	$(159.5)	$4,134.8
Excise taxes	—	(1,116.1)	(132.4)	—	(1,248.5)
Net sales	20.6	2,506.6	518.6	(159.5)	2,886.3
Cost of goods sold	—	(1,441.1)	(397.4)	132.6	(1,705.9)
Gross profit	20.6	1,065.5	121.2	(26.9)	1,180.4
Marketing, general and administrative expenses	(113.7)	(629.9)	(136.9)	26.9	(853.6)
Special items, net	(1.4)	(18.2)	(39.0)	—	(58.6)
Equity income (loss) in subsidiaries	505.9	(378.6)	276.1	(403.4)	—
Equity income in MillerCoors	—	436.5	—	—	436.5
Operating income (loss)	411.4	475.3	221.4	(403.4)	704.7
Interest income (expense), net	(82.6)	209.0	(289.2)	—	(162.8)
Other income (expense), net	1.7	(26.8)	(53.2)	—	(78.3)
Income (loss) from continuing operations before income taxes	330.5	657.5	(121.0)	(403.4)	463.6
Income tax benefit (expense)	52.5	(157.3)	19.1	—	(85.7)
Net income (loss) from continuing operations	383.0	500.2	(101.9)	(403.4)	377.9
Income (loss) from discontinued operations, net of tax	—	—	1.6	—	1.6
Net income (loss) including noncontrolling interests	383.0	500.2	(100.3)	(403.4)	379.5
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	3.5	—	3.5
Net income (loss) attributable to MCBC	$383.0	$500.2	$(96.8)	$(403.4)	$383.0
Comprehensive income attributable to MCBC	$708.0	$794.2	$35.2	$(829.4)	$708.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 28, 2013
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$39.2	$173.0	$194.7	$—	$406.9
Accounts receivable, net	0.6	465.1	192.9	—	658.6
Other receivables, net	41.6	46.0	16.6	—	104.2
Total inventories, net	—	191.5	46.9	—	238.4
Other assets, net	11.0	59.3	47.7	—	118.0
Deferred tax assets	—	—	71.4	(1.4)	70.0
Intercompany accounts receivable	—	2,759.5	679.7	(3,439.2)	—
Total current assets	92.4	3,694.4	1,249.9	(3,440.6)	1,596.1
Properties, net	30.3	1,287.2	659.2	—	1,976.7
Goodwill	—	1,148.9	1,266.4	—	2,415.3
Other intangibles, net	—	4,429.5	2,544.2	—	6,973.7
Investment in MillerCoors	—	2,541.9	—	—	2,541.9
Net investment in and advances to subsidiaries	12,422.0	3,220.9	6,471.9	(22,114.8)	—
Deferred tax assets	21.8	48.3	0.8	(31.4)	39.5
Other assets, net	36.0	125.8	67.8	—	229.6
Total assets	$12,602.5	$16,496.9	$12,260.2	$(25,586.8)	$15,772.8
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$71.8	$890.0	$432.8	$—	$1,394.6
Derivative hedging instruments	—	135.9	0.8	—	136.7
Deferred tax liability	8.3	104.3	—	(1.4)	111.2
Current portion of long-term debt and short-term borrowings	391.1	60.8	186.4	—	638.3
Discontinued operations	—	—	7.1	—	7.1
Intercompany accounts payable	1,931.1	667.5	840.6	(3,439.2)	—
Total current liabilities	2,402.3	1,858.5	1,467.7	(3,440.6)	2,287.9
Long-term debt	1,895.9	1,357.1	0.5	—	3,253.5
Pension and post-retirement benefits	3.6	742.2	6.9	—	752.7
Derivative hedging instruments	—	1.7	1.1	—	2.8
Deferred tax liability	—	—	973.3	(31.4)	941.9
Other liabilities, net	13.3	60.5	123.4	—	197.2
Discontinued operations	—	—	18.1	—	18.1
Intercompany notes payable	—	920.0	6,333.9	(7,253.9)	—
Total liabilities	4,315.1	4,940.0	8,924.9	(10,725.9)	7,454.1
MCBC stockholders' equity	8,290.6	17,887.6	4,227.2	(22,114.8)	8,290.6
Intercompany notes receivable	(3.2)	(6,330.7)	(920.0)	7,253.9	—
Total stockholders' equity	8,287.4	11,556.9	3,307.2	(14,860.9)	8,290.6
Noncontrolling interests	—	—	28.1	—	28.1
Total equity	8,287.4	11,556.9	3,335.3	(14,860.9)	8,318.7
Total liabilities and equity	$12,602.5	$16,496.9	$12,260.2	$(25,586.8)	$15,772.8

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 29, 2012
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$189.8	$249.3	$184.9	$—	$624.0
Accounts receivable, net	1.7	524.7	134.1	—	660.5
Other receivables, net	22.7	54.6	15.6	—	92.9
Total inventories, net	—	172.5	41.4	—	213.9
Other assets, net	10.7	67.1	39.7	—	117.5
Deferred tax assets	—	—	40.7	(1.5)	39.2
Intercompany accounts receivable	—	2,077.8	1,137.5	(3,215.3)	—
Total current assets	224.9	3,146.0	1,593.9	(3,216.8)	1,748.0
Properties, net	25.1	1,338.9	631.9	—	1,995.9
Goodwill	—	1,068.5	1,384.6	—	2,453.1
Other intangibles, net	—	4,606.8	2,628.0	—	7,234.8
Investment in MillerCoors	—	2,431.8	—	—	2,431.8
Net investment in and advances to subsidiaries	10,465.2	2,291.6	5,291.7	(18,048.5)	—
Deferred tax assets	47.4	104.8	4.9	(31.7)	125.4
Other assets	38.6	125.0	59.6	—	223.2
Total assets	$10,801.2	$15,113.4	$11,594.6	$(21,297.0)	$16,212.2
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$64.0	$787.7	$335.2	$—	$1,186.9
Derivative hedging instruments	—	6.0	—	—	6.0
Deferred tax liability	11.3	142.5	—	(1.5)	152.3
Current portion of long-term debt and short-term borrowings	564.2	668.3	13.1	—	1,245.6
Discontinued operations	—	—	7.9	—	7.9
Intercompany accounts payable	1,166.3	1,133.3	915.7	(3,215.3)	—
Total current liabilities	1,805.8	2,737.8	1,271.9	(3,216.8)	2,598.7
Long-term debt	1,895.6	1,402.5	124.4	—	3,422.5
Pension and post-retirement benefits	3.3	823.1	6.6	—	833.0
Derivative hedging instruments	—	222.2	—	—	222.2
Deferred tax liability	—	—	980.2	(31.7)	948.5
Other liabilities, net	6.6	64.4	104.7	—	175.7
Discontinued operations	—	—	20.0	—	20.0
Intercompany notes payable	—	1,135.8	6,971.9	(8,107.7)	—
Total liabilities	3,711.3	6,385.8	9,479.7	(11,356.2)	8,220.6
MCBC stockholders' equity	7,966.9	15,036.7	3,011.8	(18,048.5)	7,966.9
Intercompany notes receivable	(877.0)	(6,309.1)	(921.6)	8,107.7	—
Total stockholders' equity	7,089.9	8,727.6	2,090.2	(9,940.8)	7,966.9
Noncontrolling interests	—	—	24.7	—	24.7
Total equity	7,089.9	8,727.6	2,114.9	(9,940.8)	7,991.6
Total liabilities and equity	$10,801.2	$15,113.4	$11,594.6	$(21,297.0)	$16,212.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2013
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$565.5	$327.2	$394.0	$(256.7)	$1,030.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(11.9)	(103.4)	(102.9)	—	(218.2)
Proceeds from sales of properties and other long-lived assets	—	3.2	4.3	—	7.5
Proceeds from sale of business	—	—	2.0	—	2.0
Investment in MillerCoors	—	(924.0)	—	—	(924.0)
Return of capital from MillerCoors	—	822.4	—	—	822.4
Investment in and advances to an unconsolidated affiliate	—	—	(2.4)	—	(2.4)
Loan repayments	—	7.7	(0.2)	—	7.5
Loan advances	—	(5.4)	—	—	(5.4)
Net intercompany investing activity	(446.3)	114.9	—	331.4	—
Net cash provided by (used in) investing activities	(458.2)	(84.6)	(99.2)	331.4	(310.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	74.9	—	—	—	74.9
Excess tax benefits from share-based compensation	6.0	—	—	—	6.0
Payments for purchase of noncontrolling interest	—	—	(0.2)	—	(0.2)
Dividends paid	(154.5)	(68.0)	(209.9)	256.7	(175.7)
Dividends paid to noncontrolling interest holders	—	—	(1.2)	—	(1.2)
Debt issuance costs	(0.2)	—	(0.1)	—	(0.3)
Payments on long-term debt and capital lease obligations	(577.6)	(615.1)	(123.8)	—	(1,316.5)
Proceeds from short-term borrowings	—	—	19.3	—	19.3
Payments on short-term borrowings	—	—	(15.1)	—	(15.1)
Proceeds from settlement of derivative instruments	2.6	—	—	—	2.6
Payments on settlement of derivative instruments	—	(66.2)	—	—	(66.2)
Net proceeds from (payments on) revolving credit facilities and commercial paper	390.9	—	157.5	—	548.4
Change in overdraft balances and other	—	—	(0.8)	—	(0.8)
Net intercompany financing activity	—	446.3	(114.9)	(331.4)	—
Net cash provided by (used in) financing activities	(257.9)	(303.0)	(289.2)	(74.7)	(924.8)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(150.6)	(60.4)	5.6	—	(205.4)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(15.9)	4.2	—	(11.7)
Balance at beginning of year	189.8	249.3	184.9	—	624.0
Balance at end of period	$39.2	$173.0	$194.7	$—	$406.9

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2012
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$595.4	$895.6	$(470.0)	$(181.0)	$840.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(6.3)	(103.8)	(33.3)	—	(143.4)
Proceeds from sales of properties and other long-lived assets	—	1.6	1.4	—	3.0
Acquisition of businesses, net of cash acquired	—	—	(2,257.4)	—	(2,257.4)
Payment on discontinued operations	—	—	(6.8)	—	(6.8)
Investment in MillerCoors	—	(826.1)	—	—	(826.1)
Return of capital from MillerCoors	—	723.3	—	—	723.3
Payments on settlement of derivative instruments	—	(110.6)	—	—	(110.6)
Investment in and advances to an unconsolidated affiliate	—	(0.1)	(3.3)	—	(3.4)
Loan repayments	—	14.3	—	—	14.3
Loan advances	—	(7.4)	—	—	(7.4)
Net intercompany investing activity	(2,827.4)	(2,695.0)	—	5,522.4	—
Net cash provided by (used in) investing activities	(2,833.7)	(3,003.8)	(2,299.4)	5,522.4	(2,614.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	27.4	—	—	—	27.4
Excess tax benefits from share-based compensation	4.2	—	—	—	4.2
Dividends paid	(152.5)	(174.2)	(28.3)	181.0	(174.0)
Dividends paid to noncontrolling interest holders	—	—	(5.0)	—	(5.0)
Debt issuance costs	(39.2)	—	(1.1)	—	(40.3)
Proceeds from issuances of long-term debt	2,045.4	—	150.0	—	2,195.4
Payments on long-term debt and capital lease obligations	(150.0)	(44.8)	(31.9)	—	(226.7)
Payments on debt assumed in acquisition	—	—	(424.3)	—	(424.3)
Proceeds from short-term borrowings	—	—	14.0	—	14.0
Payments on short-term borrowings	—	—	(14.0)	—	(14.0)
Payments on settlement of derivative instruments	—	(4.0)	—	—	(4.0)
Net proceeds from (payments on) revolving credit facilities	—	—	9.6	—	9.6
Change in overdraft balances and other	—	—	(105.0)	—	(105.0)
Net intercompany financing activity	—	2,184.3	3,338.1	(5,522.4)	—
Net cash provided by (used in) financing activities	1,735.3	1,961.3	2,902.1	(5,341.4)	1,257.3
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(503.0)	(146.9)	132.7	—	(517.2)
Effect of foreign exchange rate changes on cash and cash equivalents	—	15.7	8.3	—	24.0
Balance at beginning of year	601.1	422.5	55.3	—	1,078.9
Balance at end of period	$98.1	$291.3	$196.3	$—	$585.7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in this Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 ("Annual Report"), as well as our unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q. Due to the seasonality of our operating results, quarterly financial results are not an appropriate basis from which to project annual results.
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
Unless otherwise indicated, (a) information in this report is presented in U.S. dollars ("USD" or "$"), (b) comparisons are to comparable prior periods, (c) the third quarter of 2013 and 2012 refers to the thirteen weeks ended September 28, 2013, and September 29, 2012, respectively, and (d) the first three quarters of 2013 and 2012 refers to the thirty-nine weeks ended September 28, 2013, and September 29, 2012, respectively. Fiscal year 2013 refers to the 52 weeks ending December 28, 2013, and fiscal year 2012 refers to the 52 weeks ended December 29, 2012.
MillerCoors and Central Europe follow a monthly reporting calendar. The third quarter of 2013 and 2012 refer to the three months ended September 30, 2013, and September 30, 2012, respectively, except for Central Europe where the first three quarters of 2012 refer to the period from the acquisition date of June 15, 2012 through September 30, 2012.
In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America ("U.S. GAAP"), we also present pre-tax and after-tax "underlying income", "underlying income per diluted share", "underlying effective tax rate", and "underlying free cash flow", which are non-GAAP measures and should be viewed as supplements to (not substitutes for) our results of operations presented under U.S. GAAP. We have also added underlying earnings before interest, taxes, depreciation, and amortization ("underlying EBITDA") as an additional supplement to our results of operations, which is also a non-GAAP measure. Our management uses underlying income, underlying income per diluted share, underlying effective tax rate, underlying free cash flow and underlying EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis; as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; and in communications with the board of directors, stockholders, analysts and investors concerning our financial performance. We believe that underlying income, underlying income per diluted share, underlying EBITDA, underlying effective tax rate and underlying free cash flow are used by and are useful to investors and other users of our financial statements in evaluating our operating performance because they provide an additional tool to evaluate our performance without regard to special and non-core items, such as impairment charges and acquisition-related costs, which can vary substantially from company to company depending upon accounting methods, book value of assets and capital structure. We have provided reconciliations of each non-GAAP measure to its nearest U.S. GAAP measure.

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

Third Quarter 2013 Financial Highlights:
Net income from continuing operations attributable to MCBC of $120.9 million, or $0.65 per diluted share, decreased 38.8%, primarily due to $163.1 million of special and other non-core expenses discussed in detail below. Underlying after-tax income increased 7.7%, to $268.1 million, or $1.45 per diluted share. This growth was driven by improved performance in the U.S., Europe, and MCI businesses, along with less interest expense and a lower quarterly effective tax rate. We also expanded gross margins and grew underlying EBITDA and free cash flow, and reduced our debt. Our worldwide beer volume and net sales decreased 0.9% and 2.0%, respectively, in the quarter due to lower volume in Canada, the U.S., and MCI businesses.
Regional highlights include:

•
In our Canada segment, income from continuing operations before income taxes decreased 12.4% to $128.7 million while underlying pre-tax income decreased 13.3% to $130.6 million, both decreases driven by lower volume partially offset by reduced marketing, general and administrative expenses in the quarter.

•
In our U.S. segment, equity income in MillerCoors increased 12.3% to $148.3 million while underlying equity income in MillerCoors increased 10.5% to $154.6 million, both increases driven by stronger pricing, brand mix and cost reductions, partially offset by the impact of commodity and brewery inflation and lower volumes.

•
Our Europe segment reported a loss from continuing operations before income taxes of $69.5 million primarily due to a $150.9 million non-cash write-down of the value of two brands resulting from our annual asset impairment testing process, however, underlying pre-tax income increased 5.7% to $95.0 million driven by pricing, volume growth, cost savings and a $4 million benefit from favorable currency movements.

•
In our MCI segment, loss from continuing operations before income taxes improved $35.0 million to $2.4 million, due to cycling impairment charges related to our China joint venture in the third quarter of 2012. Underlying pre-tax loss improved $5.6 million to $2.1 million, primarily due to timing of marketing investment in Japan, improved profit performance in our China business and lower overhead expenses, partially offset by the negative impact of transferring our Carling travel and export business to the Europe segment.

See "Results of Operations" below for further analysis of our reportable segment results.

The following table highlights summarized components of our condensed consolidated statements of operations for the third quarter and first three quarters of 2013 and 2012, and provides a reconciliation of "underlying income" to its nearest U.S. GAAP measure.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 28, 2013	September 29, 2012	% change	September 28, 2013	September 29, 2012	% change
	(In millions, except percentages and per share data)
Volume in hectoliters	8.961	9.042	(0.9)%	23.462	18.446	27.2%
Net sales	$1,171.2	$1,195.5	(2.0)%	$3,177.7	$2,886.3	10.1%
Net income attributable to MCBC from continuing operations	$120.9	$197.7	(38.8)%	$434.1	$381.4	13.8%
Adjustments:
Special items(1)	163.0	35.9	N/M	165.8	58.6	182.9%
42% of MillerCoors specials, net of tax(2)	6.3	7.9	(20.3)%	6.3	6.9	(8.7)%
Acquisition, integration and financing related costs(3)	4.4	5.1	(13.7)%	8.3	165.9	(95.0)%
Unrealized mark-to-market (gains) and losses(4)	(10.6)	13.4	(179.1)%	13.1	16.4	(20.1)%
Other non-core items(5)	—	0.1	(100.0)%	(1.2)	(0.1)	N/M
Noncontrolling interest effect on special items(6)	—	—	—%	—	(5.1)	(100.0)%
Tax effect on non-GAAP items(7)	(15.9)	(11.2)	42.0%	(25.1)	(39.6)	(36.6)%
Non-GAAP: Underlying income attributable to MCBC from continuing operations, net of tax	$268.1	$248.9	7.7%	$601.3	$584.4	2.9%
Income attributable to MCBC per diluted share from continuing operations	$0.65	$1.09	(40.4)%	$2.36	$2.10	12.4%
Non-GAAP: Underlying income attributable to MCBC per diluted share from continuing operations	$1.45	$1.37	5.8%	$3.27	$3.22	1.6%
N/M = Not meaningful

(1)	See Part I—Item 1. Financial Statements, Note 7, "Special Items" of the unaudited condensed consolidated financial statements for additional information.

(2)
See "Results of Operations" - "United States Segment" - "Special Items, net" below for additional information. The tax effect related to our share of MillerCoors special items was zero for the third quarter and first three quarters ended September 28, 2013, and September 29, 2012.

(3)
In connection with the Acquisition, we recognized fees in marketing, general and administrative expenses of $4.4 million and $8.3 million in the third quarter and first three quarters of 2013, respectively, and $4.2 million and $35.6 million for the third quarter and first three quarters of 2012, respectively. Additionally, we recorded $0.9 million as interest expense in the third quarter of 2012.

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

(4)
We issued a €500 million Zero Coupon Senior Unsecured Convertible Note ("Convertible Note") to the Seller in conjunction with the closing of the Acquisition. The Convertible Note's embedded conversion feature was determined to meet the definition of a derivative required to be bifurcated and separately accounted for at fair value with changes in fair value recorded in earnings. In the third quarter and first three quarters of 2013, we recognized an unrealized gain of $21.1 million and an unrealized loss of $5.4 million, respectively, and in the third quarter and first three quarters of 2012, we recognized unrealized losses of $7.7 million and $13.3 million, respectively, recorded as interest expense related to changes in the fair value of the conversion feature. On August 13, 2013, the Seller exercised the conversion feature at an agreed upon value of $14.4 million incremental to the Convertible Note's principal. This resulted in the gain of $21.1 million recognized in the third quarter of 2013. Upon settlement, $0.8 million was recognized as the realized gain on settlement of the conversion feature, which was initially recorded as a liability of $15.2 million when issued in the second quarter of 2012. Additionally, within other income (expense), we recorded losses of $11.4 million and $1.4 million for the third quarter and first three quarters of 2013, respectively, related to foreign currency movements on this Convertible Note. We additionally recorded a net gain of $1.8 million and loss of $4.9 million for the third quarter and first three quarters of 2013, respectively, related to foreign exchange contracts and cash positions entered into to hedge our risk associated with the payment of this foreign denominated debt. During the third quarter and first three quarters of 2012, we recognized unrealized losses of $6.4 million and $5.8 million, respectively, related to foreign exchange movements on the Convertible Note and our Euro denominated term loan. See Part I—Item 1. Financial Statements, Note 12 "Debt" and Note 14 "Derivative Instruments and Hedging Activities" of the unaudited condensed consolidated financial statements for additional information.

Additionally, the changes in fair value on our commodity swaps not designated in hedging relationships are recorded as cost of goods sold within our Corporate business activities. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. We recorded unrealized losses of $0.9 million and $1.4 million related to these derivatives in the third quarter and first three quarters of 2013, respectively. We recorded unrealized gains of $0.7 million and $2.7 million in the third quarter and first three quarters of 2012, respectively.

(5)
In the first quarter of 2013, we recognized a gain of $1.2 million within other income for proceeds received related to a non-income-related tax settlement resulting from historical activity within our former investment in the Montreal Canadiens. In the third quarter of 2012 we recognized a charge of $0.1 million related to changes in our environmental litigation provisions. In the second quarter of 2012 we recognized costs of $0.5 million in connection with us entering into an agreement to acquire the Molson Coors Si'hai joint venture's 49% noncontrolling interest. In the first quarter of 2012, we recognized a gain of $0.3 million in cost of goods sold and $0.4 million in marketing, general and administrative expenses related to the repayment of tax rebates received in the U.K.

(6)
The effect of noncontrolling interest on the adjustments used to arrive at underlying income, a non-GAAP measure, is calculated based on our ownership percentage of our subsidiaries from which each adjustment arises. This adjustment relates primarily to the goodwill impairment charge in our MC Si'hai joint venture. See Part I—Item 1. Financial Statements, Note 11, "Goodwill and Intangible Assets" to the unaudited condensed consolidated financial statements for additional information.

(7)
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

The following table highlights summarized components of our condensed consolidated statements of operations for the third quarter and first three quarters of 2013 and 2012, and provides a reconciliation of "underlying EBITDA" to its nearest U.S. GAAP measure.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 28, 2013	September 29, 2012	% change	September 28, 2013	September 29, 2012	% change
	(In millions, except percentages and per share data)
Net income attributable to MCBC from continuing operations	$120.9	$197.7	(38.8)%	$434.1	$381.4	13.8%
Add: Net income (loss) attributable to noncontrolling interests	1.8	3.0	(40.0)%	4.8	(3.5)	N/M
Net income (loss) from continuing operations	$122.7	$200.7	(38.9)%	$438.9	$377.9	16.1%
Adjustments:
Add: Interest expense (income), net	17.8	54.4	(67.3)%	133.9	162.8	(17.8)%
Add: Income tax expense (benefit)	32.7	42.5	(23.1)%	70.3	85.7	(18.0)%
Add: Depreciation and amortization	77.2	80.2	(3.7)%	238.1	192.0	24.0%
Adjustments to arrive at underlying EBITDA(1)	177.9	46.4	N/M	180.1	176.7	1.9%
Adjustments to arrive at underlying EBITDA related to our investment in MillerCoors(2)	36.0	37.2	(3.2)%	93.4	96.4	(3.1)%
Non-GAAP: Underlying EBITDA	$464.3	$461.4	0.6%	$1,154.7	$1,091.5	5.8%
N/M = Not meaningful

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

The following table highlights summarized components of our sales volume for the third quarter and first three quarters of 2013 and 2012.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 28, 2013	September 29, 2012	% change	September 28, 2013	September 29, 2012	% change
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	8.961	9.042	(0.9)%	23.462	18.446	27.2%
Royalty volume(1)	0.361	0.417	(13.4)%	1.034	0.720	43.6%
Owned volume	9.322	9.459	(1.4)%	24.496	19.166	27.8%
Proportionate share of equity investment sales-to-retail(2)	7.685	7.710	(0.3)%	21.163	21.830	(3.1)%
Total worldwide beer volume	17.007	17.169	(0.9)%	45.659	40.996	11.4%

(1)	Includes our MCI segment volume, which is primarily in Russia, Ukraine and Mexico and a portion of our Europe segment volume in Ireland.

(2)	Reflects the addition of our proportionate share of equity method investments sales-to-retail for the periods presented.
Our worldwide beer volume decreased 0.9% in the third quarter of 2013, primarily due to decreased sales volumes in Canada, the U.S. and MCI, partially offset by increased sales volumes in Europe. In the first three quarters of 2013, our worldwide beer volume increased 11.4% due to including the results of our Central Europe operations for a full three quarters.
Income taxes
Our effective tax rate was approximately 21% and 17% for the third quarters of 2013 and 2012, respectively. For the first three quarters of 2013 and 2012, our effective tax rates were approximately 14% and 18%, respectively. Our effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our Canada and Europe businesses. The third quarter 2013 tax rate increased versus 2012 primarily due to lower pretax income in 2013, and discrete period tax expenses recorded in 2013 that did not exist in 2012. The tax expenses recorded discretely in the third quarter included the impact of statutory tax rate changes. Our underlying effective tax rate, a non-GAAP measure, was approximately 15% and 18% for the third quarters of 2013 and 2012, respectively. For the first three quarters of 2013 and 2012, our underlying effective tax rates were 14% and 18%, respectively. Our underlying effective tax rate was lower in the third quarter 2013 due to changes in the geographic mix of income and one-time tax benefits in the quarter.

	For the Thirteen Weeks Ended
	September 28, 2013	September 29, 2012
Effective tax rate	21%	17%
Adjustments:
China impairments	—%	(2)%
MillerCoors special items	—%	1%
Tax impact of special and other non-core items	(6)%	2%
Non-GAAP: Underlying effective tax rate	15%	18%
Discontinued operations
Discontinued operations are associated with the formerly-owned Cervejarias Kaiser Brasil S.A. ("Kaiser") business in Brazil, as well as a distributorship litigation in 2012. See Part I—Item 1. Financial Statements, Note 16, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for discussions of the nature of amounts recognized in the Discontinued Operations section of the condensed consolidated financial statements, which consist of amounts associated with indemnity obligations to FEMSA Cerveza S.A. de C.V. ("FEMSA") related to purchased tax credits and other tax, civil and labor issues, as well as settlement of the distributorship litigation in 2012.

Results of Operations
Canada Segment
The Canada segment consists of our production, marketing and sales of the Molson family of brands, Coors Light, Rickard's, Carling, and other owned and licensed brands in Canada. Also included in the Canada segment is MMI, our joint venture established to import, distribute, and market the Modelo beer brand portfolio across all Canadian provinces and territories. MMI is accounted for under the equity method. In November 2013, ABI and MCBC entered into an agreement providing for the accelerated termination of the MMI joint venture. See Part I—Item 1. Financial Statements, Note 5, "Investments" to the unaudited condensed consolidated financial statements for further discussion. In addition, the Canada segment includes Brewers' Retail Inc. ("BRI"), our joint venture arrangement related to the distribution and retail sale of beer in Ontario, and Brewers' Distributor Ltd. ("BDL"), our joint venture arrangement related to the distribution of beer in the western provinces. Both BRI and BDL are accounted for under the equity method.
The following represents our results of operations for Canada for the third quarter and first three quarters of 2013 and 2012.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 28, 2013	September 29, 2012	% change	September 28, 2013	September 29, 2012	% change
	(In millions, except percentages)
Volume in hectoliters	2.314	2.440	(5.2)%	6.317	6.537	(3.4)%
Sales	$702.8	$761.6	(7.7)%	$1,960.6	$2,051.1	(4.4)%
Excise taxes	(176.1)	(181.5)	(3.0)%	(480.1)	(485.8)	(1.2)%
Net sales	526.7	580.1	(9.2)%	1,480.5	1,565.3	(5.4)%
Cost of goods sold	(282.3)	(305.5)	(7.6)%	(839.8)	(849.8)	(1.2)%
Gross profit	244.4	274.6	(11.0)%	640.7	715.5	(10.5)%
Marketing, general and administrative expenses	(114.0)	(123.0)	(7.3)%	(334.8)	(377.4)	(11.3)%
Special items, net	(1.9)	(3.7)	(48.6)%	(4.7)	(4.9)	(4.1)%
Operating income (loss)	128.5	147.9	(13.1)%	301.2	333.2	(9.6)%
Other income (expense), net	0.2	(0.9)	(122.2)%	1.2	(2.4)	(150.0)%
Income (loss) from continuing operations before income taxes	$128.7	$147.0	(12.4)%	$302.4	$330.8	(8.6)%
Adjusting items:
Special items	1.9	3.7	(48.6)%	4.7	4.9	(4.1)%
Other non-core items	—	—	—%	(1.2)	—	100.0%
Non-GAAP: Underlying pre-tax income (loss)	$130.6	$150.7	(13.3)%	$305.9	$335.7	(8.9)%
Foreign currency impact on results
During the third quarter of 2013, the Canadian Dollar ("CAD") depreciated versus the USD on an average basis, resulting in an approximate $5 million negative impact to USD income from continuing operations before income taxes and USD underlying pre-tax income. The CAD depreciated 2.4% versus the USD in the first three quarters of 2013, resulting in an approximate $8 million negative impact to USD income from continuing operations before income taxes and USD underlying pretax income.
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

Volume and net sales
Our third quarter and first three quarters of 2013 Canada sales-to-retail ("STRs") decreased 3.3% and 3.2%, respectively, primarily due to higher beer excise taxes in Quebec, weak economic conditions and increased competitor promotional activity across key regions this year. The first three quarters of 2013 were also negatively impacted by unfavorable weather conditions across key regions. Third quarter and first three quarters of 2013 sales volume for Canada decreased 5.2% and 3.4%, respectively, due to lower STRs and a larger reduction in customer inventories this year.
Our net sales per hectoliter decreased 0.3% in local currency in the third quarter of 2013, driven by mix shift to lower-priced brands and packages, partially offset by positive net pricing. Net sales per hectoliter remained constant in local currency in the first three quarters of 2013.
Cost of goods sold
Our cost of goods sold per hectoliter in local currency increased 1.4% and 4.5% in the third quarter and first three quarters of 2013, respectively, driven by input inflation and fixed-cost deleverage, along with increased pension and other costs. The increase in the first three quarters of 2013 was also driven by inflation, increased asset write-offs, sales mix shift to higher-cost packages, and increased promotional packaging expense. Cost savings partially offset these factors in the first three quarters of 2013.
Marketing, general and administrative expenses
Our marketing, general and administrative expenses in the third quarter and first three quarters of 2013 decreased 3.6% and 9.5%, respectively, in local currency, driven by reductions in incentive compensation and overhead costs, partially offset by increased marketing and sales investments.
Special items, net
During the third quarter and first three quarters of 2013, we recognized charges of $1.6 million and $3.0 million, respectively, relating to a restructuring program focused on labor savings across all functions. Also, during the third quarter and first three quarters of 2013, we recognized charges for special termination benefits related to certain defined benefit pension plans of $0.3 million and $1.7 million, respectively. During the third quarter and first three quarters of 2012, we recognized restructuring charges of $2.5 million and $4.1 million, respectively. Also, during the third quarter and first three quarters of 2012, we recognized special termination charges of $0.3 million and $2.2 million, respectively, as eligible employees elected to take early retirement. Additionally, during the third quarter and first three quarters of 2012, we incurred expenses of $0.9 million and a benefit of $1.4 million, respectively, related to flood damages in our Toronto offices. See Part I—Item 1. Financial Statements, Note 7, "Special Items" to the unaudited condensed consolidated financial statements for further discussion.
Other income (expense), net
Other income improved $1.1 million and $3.6 million in the third quarter and first three quarters of 2013, respectively. The improvement for the first three quarters of 2013 is primarily due to a $1.2 million gain realized in the first quarter of 2013 for proceeds received related to a non-income-related tax settlement resulting from historical activity within our former investment in the Montreal Canadiens. Additionally, we recognized gains related to foreign currency fluctuations in the third quarter and first three quarters of 2013 compared to losses in the comparable periods of 2012.

United States Segment
The U.S. segment consists of our interest, and results from our interest, in MillerCoors, our joint venture with SABMiller plc ("SABMiller") for all U.S. operations. MillerCoors produces, markets and sells beer brands in the U.S. and Puerto Rico. Its major brands include Coors Light, Miller Lite, Miller High Life, Keystone Light and Blue Moon. Our interest in MillerCoors is accounted for under the equity method of accounting. See Part I—Item 1. Financial Statements, Note 5, "Investments" to the unaudited condensed consolidated financial statements for additional information.
The following represents the results of operations for MillerCoors for the three and nine months ended September 30, 2013, and September 30, 2012.

	Three Months Ended			Nine Months Ended
	September 30, 2013	September 30, 2012	% change	September 30, 2013	September 30, 2012	% change
	(In millions, except percentages)
Volumes in hectoliters(1)	19.650	19.847	(1.0)%	57.194	58.903	(2.9)%
Sales	$2,360.6	$2,306.8	2.3%	$6,901.7	$6,908.6	(0.1)%
Excise taxes	(309.6)	(313.3)	(1.2)%	(903.4)	(931.3)	(3.0)%
Net sales	2,051.0	1,993.5	2.9%	5,998.3	5,977.3	0.4%
Cost of goods sold	(1,234.0)	(1,201.1)	2.7%	(3,592.8)	(3,582.9)	0.3%
Gross profit	817.0	792.4	3.1%	2,405.5	2,394.4	0.5%
Marketing, general and administrative expenses	(447.5)	(463.2)	(3.4)%	(1,343.6)	(1,344.1)	0.0%
Special items, net	(15.0)	(18.7)	(19.8)%	(15.0)	(16.4)	(8.5)%
Operating income	354.5	310.5	14.2%	1,046.9	1,033.9	1.3%
Interest income (expense), net	(0.5)	(0.4)	25.0%	(1.4)	(1.1)	27.3%
Other income (expense), net	0.3	1.5	(80.0)%	1.6	4.6	(65.2)%
Income from continuing operations before income taxes and noncontrolling interests	354.3	311.6	13.7%	1,047.1	1,037.4	0.9%
Income tax expense	(1.4)	(1.3)	7.7%	(3.1)	(3.8)	(18.4)%
Income from continuing operations	352.9	310.3	13.7%	1,044.0	1,033.6	1.0%
Less: Net income attributable to noncontrolling interests	(4.1)	(3.4)	20.6%	(10.6)	(13.1)	(19.1)%
Net income attributable to MillerCoors	$348.8	$306.9	13.7%	$1,033.4	$1,020.5	1.3%
Adjusting items:
Special items	15.0	18.7	(19.8)%	15.0	16.4	(8.5)%
Non-GAAP: Underlying net income attributable to MillerCoors	$363.8	$325.6	11.7%	$1,048.4	$1,036.9	1.1%

(1)	Includes contract brewing and company-owned distributor sales, which are excluded from our worldwide beer volume calculation.

The following represents our proportional share in net income attributable to MillerCoors reported under the equity method:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 28, 2013	September 29, 2012	% change	September 28, 2013	September 29, 2012	% change
	(In millions, except percentages)
Net income attributable to MillerCoors	$348.8	$306.9	13.7%	$1,033.4	$1,020.5	1.3%
MCBC economic interest	42%	42%		42%	42%
MCBC proportionate share of MillerCoors net income	$146.5	$128.9	13.7%	$434.0	$428.6	1.3%
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(1)	1.2	1.2	0.0%	3.4	3.1	9.7%
Share-based compensation adjustment(1)	0.6	1.9	(68.4)%	0.9	4.8	(81.3)%
Equity income in MillerCoors	$148.3	$132.0	12.3%	$438.3	$436.5	0.4%
Adjusting items:
MCBC proportionate share of MillerCoors special items	6.3	7.9	(20.3)%	6.3	6.9	(8.7)%
Non-GAAP: Underlying equity income in MillerCoors	$154.6	$139.9	10.5%	$444.6	$443.4	0.3%

(1)	See Part I—Item 1. Financial Statements, Note 5, "Investments" to the unaudited condensed consolidated financial statements for a detailed discussion of these equity method adjustments.
Volume and net sales
MillerCoors domestic STRs for the third quarter and first three quarters of 2013 declined 1.9% and 3.1%, respectively, on a trading day adjusted basis. Domestic sales-to-wholesalers ("STWs") for the third quarter and first three quarters of 2013 decreased 1.5% and 3.2%, respectively.
Domestic net sales per hectoliter, which excludes contract brewing and company-owned distributor sales, increased 4.1% and 3.5% for the third quarter and first three quarters of 2013, respectively, primarily due to higher net pricing and sales mix. Total net sales per hectoliter, including contract brewing and company-owned distributor sales, increased 3.9% and 3.4% for the third quarter and first three quarters of 2013, respectively.
Cost of goods sold
Cost of goods sold per hectoliter increased 3.8% and 3.3% in the third quarter and first three quarters of 2013, respectively, driven by commodity and brewery inflation and higher costs associated with brand innovation. Lower fixed-cost absorption also contributed to the increase in the first three quarters of 2013.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 3.4% in the third quarter and were consistent with the prior year for the first three quarters of 2013. Favorability in the quarter was driven primarily by lower pension expense, a reduction in costs associated with the business transformation initiative and less promotional activity, which more than offset increased investments in support of new brand offerings.
Special items, net
During the third quarter 2013, MillerCoors recognized restructuring charges of $15.0 million. During the third quarter of 2012, MillerCoors recognized an asset abandonment charge of $18.7 million related to the write-off of the Home Draft packaging line. During the second quarter of 2012, MillerCoors recognized a pension curtailment gain of $2.3 million. See Part I—Item 1. Financial Statements, Note 5, "Investments" to the unaudited condensed consolidated financial statements for further discussion.

Europe Segment
The Europe segment consists of our production, marketing and sales of our brands, including Carling, Jelen, Staropramen, Ozujsko, Kamenitza, Branik, Ostravar, Niksicko, Bergenbier, Apatinsko, Borsodi and Astika in the U.K. and Central Europe. The Europe segment also includes our license agreements with Anheuser-Busch InBev ("ABI") companies to brew and distribute Stella Artois, Beck's, Lowenbrau and Spaten in Central Europe; our consolidated joint venture arrangements to produce, import and distribute the Grolsch and Cobra brands in the U.K. and the Republic of Ireland; factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by MCBC) in the U.K.; and our joint venture arrangement with DHL ("Tradeteam") for the distribution of products throughout the U.K. accounted for under the equity method. We also distribute the Modelo brands, including Corona, pursuant to a distribution agreement with Modelo and we contract manufacture for Heineken U.K. and Carlsberg U.K. In conjunction with negotiations in November 2013 with ABI around our Modelo distribution agreements, we confirmed our agreements to represent the Modelo brands in the U.K. through the end of 2014. See Part I—Item 1. Financial Statements, Note 5, "Investments" to the unaudited condensed consolidated financial statements for further discussion.
The following represents our results of operations for Europe for the third quarter and first three quarters of 2013 and 2012. Prior year amounts have been recast to combine actual results in the U.K. and Central Europe with pro forma results related to Central Europe to give effect to the Acquisition as if it had occurred at the beginning of fiscal year 2011.

	Thirteen Weeks Ended
	September 28, 2013	September 29, 2012	% change
	(In millions, except percentages)
Volume in hectoliters(1)	6.367	6.325	0.7%
Sales(1)	$918.9	$879.3	4.5%
Excise taxes	(311.0)	(301.6)	3.1%
Net sales(1)	607.9	577.7	5.2%
Cost of goods sold	(366.1)	(361.7)	1.2%
Gross profit	241.8	216.0	11.9%
Marketing, general and administrative expenses	(152.7)	(127.4)	19.9%
Special items, net	(160.8)	(2.5)	N/M
Operating income (loss)	(71.7)	86.1	(183.3)%
Interest income(2)	1.2	1.4	(14.3)%
Other income (expense), net	1.0	(4.6)	(121.7)%
Income (loss) from continuing operations before income taxes	$(69.5)	$82.9	(183.8)%
Adjusting items:
Special items	160.8	2.5	N/M
Acquisition and integration related costs	3.7	0.7	N/M
Unrealized mark-to-market (gains) and losses	—	3.8	(100.0)%
Non-GAAP: Underlying pre-tax income (loss)	$95.0	$89.9	5.7%
N/M = Not meaningful

	Thirty-Nine Weeks Ended
	September 28, 2013	September 29, 2012
	Actual	Actual - Europe(4)	Pro Forma - Central Europe(3)(4)	Pro Forma Combined(4)	% change
	(In millions, except percentages)
Volume in hectoliters(1)	16.373	11.195	5.303	16.498	(0.8)%
Sales(1)	$2,433.6	$1,969.5	$420.5	$2,390.0	1.8%
Excise taxes	(833.1)	(744.9)	(92.8)	(837.7)	(0.5)%
Net sales(1)(5)	1,600.5	1,224.6	327.7	1,552.3	3.1%
Cost of goods sold(6)	(1,001.9)	(800.6)	(194.2)	(994.8)	0.7%
Gross profit	598.6	424.0	133.5	557.5	7.4%
Marketing, general and administrative expenses(7)	(431.6)	(301.7)	(108.8)	(410.5)	5.1%
Special items, net	(159.6)	(12.5)	—	(12.5)	N/M
Operating income (loss)	7.4	109.8	24.7	134.5	(94.5)%
Interest income(2)	3.6	4.3	—	4.3	(16.3)%
Other income (expense), net	(2.6)	(1.2)	(0.6)	(1.8)	44.4%
Income (loss) from continuing operations before income taxes	$8.4	$112.9	$24.1	$137.0	(93.9)%
Adjusting items:
Special items	159.6	12.5	—	12.5	N/M
Acquisition and integration related costs	5.6	11.8	(11.1)	0.7	N/M
Unrealized foreign exchange loss on Acquisition financing instruments	—	(0.7)	—	(0.7)	(100.0)%
Non-GAAP: Underlying pre-tax income (loss)	$173.6	$136.5	$13.0	$149.5	16.1%

N/M = Not meaningful

(1)
Gross segment sales include intercompany sales to MCI consisting of $1.4 million of net sales and 0.015 million hectoliters and $3.6 million of net sales and 0.052 million hectoliters for the third quarter and first three quarters of 2013, respectively. Gross segment sales include intercompany sales to MCI consisting of $5.5 million of net sales and 0.087 million hectoliters and $12.7 million of net sales and 0.198 million hectoliters for the third quarter and first three quarters of 2012, respectively. The offset is included within MCI cost of goods sold. These amounts are eliminated in the consolidated totals.

(2)	Interest income is earned on trade loans to on-premise customers exclusively in the U.K. and is typically driven by note receivable balances outstanding from period to period.

(3)
Effective July 1, 2012, management decided to move the Central Europe export and license business acquired as part of the Acquisition, which includes licensing arrangements in Russia and Ukraine and export of Central European brands, to our MCI segment. On a pro forma basis, this reporting change resulted in reclassifying from Central Europe to MCI net sales and pretax income of $12.8 million and $6.0 million, respectively, for the first half of 2012. Included in these amounts are net sales and pretax income of $1.4 million and $0.7 million, respectively, that were earned from the Acquisition date of June 15, 2012, through June 30, 2012.

(4)
Pro forma amounts include the results of operations for StarBev from January 1, 2012 to June 15, 2012, for the thirty-nine weeks ended September 29, 2012, combined with actual results of our historical Central Europe and U.K. segments. These amounts also include pro forma adjustments as if StarBev had been acquired on December 26, 2010, the first day of our 2011 fiscal year, including the effects of acquisition accounting as described below and eliminating non-recurring costs directly related to the transaction, but do not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what the results would have been had we operated the businesses since December 26, 2010, nor are they indicative of the results that may be obtained in the future. Financial information for StarBev is from unaudited interim financial information in Euros derived from StarBev's underlying books and records maintained in accordance with International Financial Reporting Standards ("IFRS") and translated to USD using quarterly average exchange rates during each period indicated. Based on our review of StarBev's historical financial statements and understanding of the differences between U.S. GAAP and IFRS, we are not aware of any further adjustments that we would need to make to StarBev's historical financial statements except as noted below. Additionally, the following pro forma adjustments were translated from Euros to USD using our historic exchange rates. See further detail in our Form 8-K/A filed with the Securities and Exchange Commission on August 8, 2012.

(5)
StarBev's historical net sales were reduced by $25.4 million for the pre-Acquisition period of January 1, 2012 to June 15, 2012, to reflect reclassifications relating primarily to the treatment of payments made to customers. Specifically, in accordance with U.S. GAAP, these customer payments are considered a reduction of net sales and, therefore, have been reclassified from marketing, general and administrative expenses. This amount includes $6.3 million for the pre-Acquisition period of January 1, 2012 to June 15, 2012, that StarBev classified as amortization associated with intangible assets related to customer supply rights.

(6)
To align StarBev to U.S. GAAP and to our accounting policies, StarBev's historical cost of goods sold were increased by $37.6 million for the pre-Acquisition period of January 1, 2012 to June 15, 2012, to reflect U.S. GAAP reclassifications from the financial statements of StarBev to align their presentation with ours. This adjustment primarily relates to the reclassification of $39.0 million for the pre-Acquisition period of January 1, 2012 to June 15, 2012, of distribution and logistics costs from marketing, general and administrative expenses to cost of goods sold. Additionally, there were $2.1 million for the pre-Acquisition period of January 1, 2012 to June 15, 2012, of production equipment-related gains that were reclassified from marketing, general and administrative expenses to cost of goods sold. We also increased costs of goods sold $0.7 million for the pre-Acquisition period of January 1, 2012 to June 15, 2012, to align recognition of various other immaterial items.

We also made pro forma adjustments to increase cost of goods sold by $1.7 million for the pre-Acquisition period of January 1, 2012 to June 15, 2012, resulting from the purchase price allocation for the Acquisition primarily driven by the amortization of the fair value of a favorable malting agreement within other intangibles offset in part by adjustments to decrease depreciation as a result of changes in the fair value of properties and to asset lives. Additionally, $8.6 million of charges incurred in the second quarter of 2012 related to the non-recurring fair value adjustment to acquisition date inventory that are reflected in historical post-Acquisition MCBC results were added back as they are non-recurring and directly related to the Acquisition.

(7)
To align StarBev to U.S. GAAP and to our accounting policies, StarBev's marketing, general and administrative expenses were reduced by $64.6 million for the pre-Acquisition period of January 1, 2012 to June 15, 2012, to reflect reclassifications from the financial statements of StarBev to align presentation with ours. Along with the reclassifications discussed in notes (5) and (6) above, $2.3 million for the pre-Acquisition period of January 1, 2012 to June 15, 2012, impacted marketing, general and administrative expenses to align recognition of various other immaterial items.

We also made pro forma adjustments to reduce depreciation and amortization expense of $1.5 million for the pre-Acquisition period of January 1, 2012 to June 15, 2012, to reflect the purchase price adjustments related to the valuations of properties and other intangibles. Additionally, $2.5 million in Acquisition-related costs incurred in the second quarter of 2012 that are reflected in historical post-Acquisition MCBC results were removed from marketing, general and administrative expenses, as they are non-recurring and directly related to the Acquisition.
In order to provide meaningful trend analysis, the discussion below is based on the above combined pro forma results for the first three quarters of 2013 and 2012, as actual prior year results only reflect the period from June 15, 2012 to September 29, 2012, related to the Central Europe business within our Europe segment.
Foreign currency impact on results
Foreign currency movements increased our Europe USD loss from continuing operations before income taxes by approximately $3 million, and increased USD underlying pre-tax income by approximately $4 million for the third quarter of 2013. On a pro forma basis, foreign currency movements reduced Europe USD income from continuing operations before income taxes by approximately $6 million and increased USD underlying pre-tax income by approximately $1 million for the first three quarters of 2013.
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

Volume and net sales
Europe sales volume increased 0.7% in the third quarter of 2013 due to improved performance in Czech Republic, Croatia and the U.K., which benefited from favorable weather during the quarter. Weak demand affected most of our Central Europe markets, particularly in Serbia, Romania and Bulgaria. Sales volumes decreased 0.8% in the first three quarters of 2013 on a pro forma basis, primarily due to weak consumer demand and poor weather, including a significant flood in Czech Republic in June.
Net sales per hectoliter increased in local currency by 3.3% in the third quarter of 2013 and 4.1% in the first three quarters of 2013 on a pro forma basis, due to positive pricing and sales mix.
Cost of goods sold
Cost of goods sold per hectoliter decreased 0.2% in local currency in the third quarter of 2013 as a result of cost reduction initiatives. Cost of goods sold per hectoliter increased 2.0% in local currency for the first three quarters of 2013, on a pro forma basis, due to adverse mix.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 18.4% and 5.6% in local currency during the third quarter and first three quarters of 2013 on a pro forma basis, respectively, driven by higher incentive compensation and investment behind core brands and innovation in the third quarter of 2013, along with year-over-year differences in the timing of marketing and sales spending for the first three quarters of 2013.
Special items, net
During the third quarters of 2013 and 2012, we recognized charges of $7.3 million and $2.5 million, respectively, relating to a restructuring program focused on labor savings across all functions. During the first three quarters of 2013 and 2012, we recognized restructuring charges of $10.3 million and $8.8 million, respectively. Additionally, during the third quarter of 2013, we recognized impairment charges of $150.9 million related to indefinite-lived intangible brand assets in Europe. During the second quarter of 2012, we recognized an asset abandonment charge of $7.2 million related to the discontinuation of primary packaging in the U.K. Further, during the first quarters of 2013 and 2012, we recognized gains of $4.2 million and $3.5 million, respectively, relating to the release of a portion of a non-income-related-tax reserve that was recorded as a special charge in 2009.
During the second quarter of 2013, our business in Czech Republic was adversely impacted by flooding that affected our brewery capacity in Prague and resulted in damages to inventory and returnable packaging materials in an off-site warehouse. As a result, during the third quarter and first three quarters of 2013, we recorded losses and related costs of $2.6 million and $5.9 million, respectively, due to significant flooding in Czech Republic in the second quarter of 2013. These losses were offset by $3.3 million insurance proceeds received in the second quarter of 2013. We have claimed business interruption coverage from our relevant insurance carriers, which may defray some, but not all, of the impact on results. Receipt of insurance proceeds for business interruption, if any, will occur in future periods. See Part I—Item 1. Financial Statements, Note 7, "Special Items" to the unaudited condensed consolidated financial statements for further discussion.
Other income (expense), net
Other income (expense) changes for the third quarter and first three quarters of 2013 are due to the impact of foreign currency movements on foreign denominated transactions.

Molson Coors International Segment
Our MCI segment is focused on growing our business and brand portfolios in key emerging and growth markets outside of the U.S., Canada and Europe, including Asia, continental Europe (outside of the U.K. and Central Europe), Mexico, Latin America and the Caribbean. This segment also includes our Molson Coors Cobra India joint venture in India with Cobra India. Beginning July 1, 2012, our Central Europe export and license business (which includes the licensing arrangements with ABI to brew and distribute our products in Russia and Ukraine; export arrangements with Carlsberg in the U.K. and Sweden and with ABI in Germany; and other export arrangements in various other countries) is being reported in our MCI segment.
The following represents our results of operations for MCI for the third quarter and first three quarters of 2013 and 2012.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 28, 2013	September 29, 2012	% change	September 28, 2013	September 29, 2012	% change
	(In millions, except percentages)
Volume in hectoliters(1)	0.295	0.364	(19.0)%	0.824	0.912	(9.6)%
Sales	$44.8	$50.2	(10.8)%	$118.4	$126.0	(6.0)%
Excise taxes	(7.1)	(7.2)	(1.4)%	(19.0)	(17.8)	6.7%
Net sales	37.7	43.0	(12.3)%	99.4	108.2	(8.1)%
Cost of goods sold(2)	(22.2)	(26.2)	(15.3)%	(61.4)	(70.5)	(12.9)%
Gross profit	15.5	16.8	(7.7)%	38.0	37.7	0.8%
Marketing, general and administrative expenses	(17.5)	(24.6)	(28.9)%	(48.6)	(68.3)	(28.8)%
Special items, net	(0.3)	(29.7)	(99.0)%	(1.2)	(40.1)	(97.0)%
Operating income (loss)	(2.3)	(37.5)	(93.9)%	(11.8)	(70.7)	(83.3)%
Other income (expense), net	(0.1)	0.1	(200.0)%	—	0.4	(100.0)%
Income (loss) from continuing operations before income taxes(3)	$(2.4)	$(37.4)	(93.6)%	$(11.8)	$(70.3)	(83.2)%
Adjusting items:
Special items	0.3	29.7	(99.0)%	1.2	40.1	(97.0)%
Other non-core items	—	—	—%	—	0.5	(100.0)%
Non-GAAP: Underlying pre-tax income (loss)	$(2.1)	$(7.7)	(72.7)%	$(10.6)	$(29.7)	(64.3)%

(1)
Excludes royalty volume of 0.302 million hectoliters and 0.364 million hectoliters in the third quarters of 2013 and 2012, respectively, and excludes royalty volume of 0.893 million hectoliters and 0.533 million hectoliters in the first three quarters of 2013 and 2012, respectively.

(2)
Reflects gross segment amounts and for the third quarters of 2013 and 2012 includes intercompany cost of goods sold from Europe of $1.4 million and $5.5 million, respectively. The first three quarters of 2013 and 2012 includes intercompany cost of goods sold from Europe of $3.6 million and $12.7 million, respectively. The offset is included within Europe net sales. These amounts are eliminated in the consolidated totals.

(3)	Includes loss attributable to noncontrolling interest of $8.0 million in the first three quarters of 2012.
The results related to the Central Europe export and license business were moved to our MCI segment beginning July 1, 2012. The impact of our Central Europe export and license business for the period from Acquisition through the end of the second quarter 2012 was immaterial, and therefore, previously reported segment results have not been recast. Beginning with our fiscal year 2013 with the combination of our U.K. and Central Europe businesses, our Carling travel and export business is reported in our Europe segment. For periods prior to this date, this business was included within MCI. The impact of our Carling travel and export business was immaterial, and therefore, previously reported segment results have not been recast.
Foreign currency impact on results
Our MCI segment operates in numerous countries around the world, and each country's operations utilize distinct currencies. MCI's third quarter and first three quarters of 2013 USD losses before income taxes and USD underlying pre-tax loss were insignificantly impacted by foreign currency movements.

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
Volume and net sales
Including royalty volumes, MCI total sales volume decreased 18.0% in the third quarter of 2013, due to the industry weakness in our Ukraine and Russia license markets and the negative impact of transferring our Carling travel and export business to the Europe segment. This decline was partially offset by strong growth in Mexico and our Latin America. Total sales volume, including royalty volumes, increased 18.8% in the first three quarters of 2013, due to the inclusion of the Central Europe export and license business, along with growth in Mexico and Latin America.
Net sales per hectoliter increased 8.2% and 1.7% in the third quarter and first three quarters of 2013, primarily driven by positive geographic mix. In addition, the increase in the third quarter of 2013 is also attributable to positive net pricing in China, and the first three quarters of 2013 were negatively impacted by the addition of the Central Europe export business at lower net sales per hectoliter.
Cost of goods sold
Cost of goods per hectoliter increased 4.6% in the third quarter of 2013, driven by geographic mix and the addition of contract brewing volume in India. The addition of the Central Europe export business resulted in a decrease in cost of goods per hectoliter of 3.6% in the first three quarters of 2013, due to a lower cost structure than our other businesses.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 28.9% to $17.5 million and 28.8% to $48.6 million in the third quarter and first three quarters of 2013, respectively, driven by a year-over-year difference in the timing of overhead expenses. The decrease in the third quarter of 2013 is also due to the timing of marketing investment in Japan. The first three quarters of 2013 also benefited from lower marketing spending in low-margin accounts in China, as well as the elimination of our China joint venture and reduced overhead expenses in other markets.
Special items, net
During the third quarter of 2012, we recognized a $27.6 million impairment charge related to the deconsolidation of our MC Si'hai joint venture and $0.9 million of related costs. In the third quarter and first three quarters of 2013, we recognized additional costs associated with the joint venture's continued arbitration and liquidation process of $0.3 million and $1.1 million, respectively. During the third quarter of 2012, we recognized restructuring charges of $1.2 million. During the second quarter of 2012, we recognized a $10.4 million impairment charge to write-off the goodwill and definite-lived intangibles associated with MC Si'hai. See Part I—Item 1. Financial Statements, Note 7, "Special Items" to the unaudited condensed consolidated financial statements for further discussion.

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
The following represents our results of operations for Corporate for the third quarter and first three quarters of 2013 and 2012.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 28, 2013	September 29, 2012	% change	September 28, 2013	September 29, 2012	% change
	(In millions, except percentages)
Volume in hectoliters	—	—	—%	—	—	—%
Sales	$0.3	$0.2	50.0%	$0.9	$0.9	—%
Excise taxes	—	—	—%	—	—	—%
Net sales	0.3	0.2	50.0%	0.9	0.9	—%
Cost of goods sold	(0.8)	0.9	(188.9)%	(1.7)	2.3	(173.9)%
Gross profit	(0.5)	1.1	(145.5)%	(0.8)	3.2	(125.0)%
Marketing, general and administrative expenses	(23.6)	(25.6)	(7.8)%	(82.4)	(106.2)	(22.4)%
Special items, net	—	—	—%	(0.3)	(1.1)	(72.7)%
Operating income (loss)	(24.1)	(24.5)	(1.6)%	(83.5)	(104.1)	(19.8)%
Interest expense, net	(19.0)	(55.8)	(65.9)%	(137.5)	(167.1)	(17.7)%
Other income (expense), net	(6.6)	(1.0)	N/M	(7.1)	(75.1)	(90.5)%
Income (loss) from continuing operations before income taxes	$(49.7)	$(81.3)	(38.9)%	$(228.1)	$(346.3)	(34.1)%
Adjusting items:
Special items	—	—	—%	0.3	1.1	(72.7)%
Acquisition, integration and financing related costs	0.7	4.4	(84.1)%	2.7	96.2	(97.2)%
Unrealized mark-to-market (gains) and losses	(10.6)	9.6	N/M	13.1	74.3	(82.4)%
Other non-core items	—	0.1	(100.0)%	—	0.1	(100.0)%
Non-GAAP: Underlying pre-tax income (loss)	$(59.6)	$(67.2)	(11.3)%	$(212.0)	$(174.6)	21.4%
N/M = Not meaningful
Marketing, general and administrative expenses
Marketing, general and administrative expenses were $23.6 million in the third quarter of 2013, a decrease of $2.0 million, or 7.8%, primarily driven by higher acquisition related costs in the third quarter of 2012. Marketing, general and administrative expenses were $82.4 million in the first three quarters of 2013, a decrease of $23.8 million, or 22.4%, also driven by higher acquisition related costs in the first three quarters of 2012.

Special items, net
During the first three quarters of 2013 and 2012, we recognized charges of $0.3 million and $1.1 million, respectively, relating to a restructuring program focused on labor savings across all functions. See Part I—Item 1. Financial Statements, Note 7, "Special Items" to the unaudited condensed consolidated financial statements for further discussion.
Interest expense, net
Net interest expense decreased $36.8 million to $19.0 million in the third quarter of 2013, primarily driven by changes in the fair value of the conversion feature related to the Convertible Note, for which we recognized a gain of $21.1 million in the third quarter of 2013, versus an unrealized loss of $7.7 million recognized in the third quarter of 2012. Additionally, we recognized only a partial quarter of interest expense related to the $575 million convertible notes in the third quarter of 2013, as these notes were repaid on July 30, 2013.
Net interest expense decreased $29.6 million to $137.5 million in the first three quarters of 2013, driven by the $39.2 million cash loss on the settlement of Treasury Locks in the second quarter of 2012, as well as decreased interest expense recognized on the $575 million convertible notes in the third quarter of 2013. These decreases were partially offset by incremental interest expense on the $1.9 billion senior notes for the first half of 2013 issued to finance the Acquisition in the second quarter of 2012. Additionally, related to the fair value change on the conversion feature on the Convertible Note, we recognized an unrealized loss of $5.4 million in the first three quarters of 2013 compared to an unrealized loss of $13.3 million recognized in the first three quarters of 2012.
Other income (expense), net
Other expense was $6.6 million and $7.1 million in the third quarter and first three quarters of 2013, driven by foreign exchange movements. Included in this amount are unrealized losses of $11.4 million and $1.4 million for the third quarter and first three quarters of 2013, respectively, related to foreign currency movements on foreign-denominated financing instruments entered into in conjunction with the closing of the Acquisition. We additionally recorded a net gain of $1.8 million and loss of $4.9 million for the third quarter and first three quarters of 2013, respectively, related to foreign exchange contracts and cash positions entered into to hedge our risk associated with the payment of this foreign-denominated debt. See Note 12, "Debt" and Note 14, "Derivative Instruments and Hedging Activities" for further discussion of financing activities related to the Acquisition. Additionally, we recorded a $3.0 million net gain and $0.8 million net loss in the third quarter and first three quarters of 2013, respectively, which include gains of $3.1 million and losses of $2.5 million, respectively, related to other foreign exchange activity.
Other expense was $1.0 million in the third quarter of 2012, driven by unrealized foreign exchange losses on Acquisition financing instruments. Other expense was $75.1 million in the first three quarters of 2012, due to a $57.9 million foreign exchange loss in the second quarter of 2012 on our Euro cash holdings when we used the proceeds from our issuance of the $1.9 billion senior notes to purchase Euros and experienced a negative foreign exchange movement between the Euro and USD prior to using these proceeds to fund the Acquisition. Additionally, concurrent with the announcement of the Acquisition, we entered into a bridge loan agreement, which we terminated upon the closing of our issuance of the $1.9 billion senior notes. In connection with the issuance and subsequent termination of the bridge loan, we incurred debt fees of $13.0 million in the second quarter of 2012.
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
A significant portion of our cash flows from operating activities are generated outside the U.S., in currencies other than USD. As of September 28, 2013, approximately 90% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but under current law would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We accrue for U.S. federal and state tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue U.S. federal and state tax consequences. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. These financing arrangements, along with the distributions received from MillerCoors are sufficient to fund our current cash needs in the U.S.

Net Working Capital
As of September 28, 2013, we had negative net working capital of $53.5 million, and as of December 29, 2012, and September 29, 2012, we had net working capital of $394.9 million and $314.2 million, respectively. Short-term borrowings and the current portion of long-term debt are excluded from net working capital, as they are not reflective of the ongoing operational requirements of the business. The levels of working capital required to run our business fluctuate with the seasonality in our business. Our working capital is also sensitive to foreign exchange rates, as a significant majority of our current assets and current liabilities are denominated in CAD, GBP, and our Central European operating currencies such as Euro, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu, Bulgarian Lev and Hungarian Forints, while financial results are reported in USD. Below is a table outlining our current and historical net working capital levels:

	As of
	September 28, 2013	December 29, 2012	September 29, 2012
	(In millions)
Current assets	$1,596.1	$1,748.0	$1,780.8
Less: Current liabilities	(2,287.9)	(2,598.7)	(2,725.2)
Add: Current portion of long-term debt and short-term borrowings	638.3	1,245.6	1,258.6
Net working capital	$(53.5)	$394.9	$314.2
The decrease in current portion of long-term debt and short-term borrowings from $1,258.6 million at September 29, 2012, is primarily related to the repayment of the $575 million convertible bonds and the settlement of the €500 million Zero Coupon Senior Unsecured Convertible Note (less the €44.9 million withheld) in the third quarter of 2013, partially offset by issuances under our commercial paper program and borrowings on our Euro-denominated revolving credit facility during the third quarter of 2013, of which we have outstanding balances of $391.1 million and $162.3 million, respectively, at September 28, 2013. See additional discussion below and Part I—Item 1. Financial Statements, Note 12, "Debt" to the unaudited condensed consolidated financial statements for further details of the current portion of long-term debt and short-term borrowings.
Cash Flows
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. Risk Factors in our Annual Report.
Cash Flows from Operating Activities
Net cash provided by operating activities of $1,030.0 million for the first three quarters of 2013, increased by $190.0 million compared to the first three quarters of 2012. This increase was primarily due to higher net income, adjusted for increased non-cash impairments and other non-cash add-backs, driven by the addition of our Central Europe operations, along with lower cash paid for interest, partially offset by higher income tax payments and pension contributions.
Cash Flows from Investing Activities
Net cash used in investing activities of $310.6 million for the first three quarters of 2013, decreased by $2,303.9 million compared to the first three quarters of 2012.

•	This decrease was primarily driven by the $2,257.4 million used in the Acquisition during the second quarter of 2012.

•	Additionally, in the first three quarters of 2012 we settled $110.6 million of our cross currency swaps.

•	This decrease was partially offset by an increase in additions to properties of $74.8 million primarily related to investments in Europe in the first three quarters of 2013.
Cash Flows from Financing Activities
Net cash used in financing activities of $924.8 million for the first three quarters of 2013, increased by $2,182.1 million compared to the $1,257.3 million provided by financing activities in the first three quarters of 2012.

•
This change from "cash provided by" to "cash used in" financing activities was primarily driven by the $2,195.4 million in proceeds from issuance of long-term debt associated with the Acquisition, reduced by the related debt issue costs of $40.3 million, during the first three quarters of 2012. This amount was partially offset by payments during the first three quarters of 2012 of $424.3 million and $105.0 million related to debt and overdraft balances, respectively, assumed in the Acquisition, $181.9 million on our term loans and $44.8 million for the settlement of our 10-year senior notes issued in 2002.

•
During the first three quarters of 2013 we repaid the $575 million convertible bonds, the €500 million convertible note (less the €44.9 million withheld) for $614.7 million, and the balance of our Euro denominated term loan for $123.8 million (€93.7 million). These repayments were partially offset by net issuances under our commercial paper program and net borrowings on our Euro-denominated revolving credit facility of $553.4 million.

•
We additionally made $66.2 million in net interest and notional payments associated with our cross currency swaps, which were extended and designated as a net investment hedge in the fourth quarter of 2011, compared to only $4.0 million in net interest payments on our cross currency swaps made during the first three quarters of 2012.

•	The increase in cash used in financing activities was partially offset by a $47.5 million increase in the proceeds from the exercise of stock options.
Underlying Free Cash Flow
For the first three quarters of 2013, we generated $746.8 million of underlying free cash flow. This represents an increase of $1.8 million, driven by higher net income, after considering non-cash adjustments, in the first three quarters of 2013.
The following table provides a reconciliation of Underlying Free Cash Flow to the nearest U.S. GAAP measure (net cash provided by operating activities):

		For the Thirty-Nine Weeks Ended
		September 28, 2013	September 29, 2012
		(In millions)
U.S. GAAP:	Net Cash Provided by Operating Activities	$1,030.0	$840.0
Less:	Additions to properties(1)	(218.2)	(143.4)
Less:	Investment in MillerCoors(1)	(924.0)	(826.1)
Add:	Return of capital from MillerCoors(1)	822.4	723.3
Add:	Cash impact of Special items(2)	27.0	6.4
Add:	Costs related to the Acquisition(3)	9.6	130.4
Add:	MillerCoors investments in businesses(4)	—	14.4
Non-GAAP:	Underlying Free Cash Flow	$746.8	$745.0

(1)	Included in net cash used in investing activities.

(2)	Included in net cash provided by operating activities and mainly reflects restructuring costs paid.

(3)	Included in net cash provided by operating activities and reflects acquisition and integration costs paid.

(4)	Amounts represent our proportionate 42% share of the cash flow impacts.
Capital Resources
Cash and Cash Equivalents
As of September 28, 2013, we had total cash and cash equivalents of $406.9 million, compared to $624.0 million at December 29, 2012, and $585.7 million at September 29, 2012. Our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 90 days or less. These investments are viewed by management as low-risk investments and on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary.
Borrowings
The majority of our outstanding borrowings as of September 28, 2013, consisted of senior notes, with maturities ranging from 2015 to 2042. Long-term debt was $3,253.5 million, $3,422.5 million and $3,438.1 million at September 28, 2013, December 29, 2012, and September 29, 2012, respectively. Not included in these amounts are current portions of long-term debt and short-term borrowings. Current portions of long-term debt were $60.8 million, $1,232.4 million, and $1,230.8 million as of September 28, 2013, December 29, 2012, and September 29, 2012, respectively. Short-term borrowings, not including current portions of long-term debt, were $577.5 million, $13.2 million, and $27.8 million as of September 28, 2013, December 29, 2012, and September 29, 2012, respectively. See Part I—Item 1. Financial Statements, Note 12, "Debt" to the unaudited condensed consolidated financial statements for details of our outstanding borrowings as of September 28, 2013, and December 29, 2012.
In the first quarter of 2013, a $950 million commercial paper program was approved by our Board of Directors. Our $550 million and $400 million revolving credit facilities are used as support for the commercial paper program. As of September 28, 2013, outstanding borrowings under the commercial paper program were $391.1 million.
Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on such credit facilities if the need arises. There were no outstanding borrowings on our 4-year revolving $400 million or 4-year revolving $550 million credit facilities as of September 28, 2013. We also have uncommitted lines of credit with several banks should certain business units need additional short-term liquidity. In the third quarter of 2012, we entered into a revolving credit agreement ("Euro Credit Agreement") to support our operations in Central Europe within our Europe segment. In the third quarter of 2012, we entered into a 1-year, €150 million revolving credit agreement, on an uncommitted basis, to support our operations in Central Europe within our Europe segment. In the third quarter of 2013, this revolving credit facility was restructured and will continue to provide €150 million on an uncommitted basis through September 2014. Under the terms of some of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions. As of September 28, 2013, and December 29, 2012, we were in compliance with all of these restrictions and have met all debt payment obligations.
Use of Cash
Following the Acquisition in the second quarter of 2012, we intend to focus our use of cash primarily on debt repayment for the next few years, along with cash dividends, potential strategic investments and other general corporate uses.
As of September 28, 2013, we had $60.8 million of long-term debt classified as current, which represents the amounts withheld in connection with our repayment of the €500 million Zero Coupon Senior Unsecured Convertible Note in the third quarter of 2013. See Part I—Item 1. Financial Statements, Note 12, "Debt" to the unaudited condensed consolidated financial statements for further discussion.
On July 30, 2013, the $575 million convertible notes matured and were repaid for face value of $575 million using cash on hand. The required premium payment of $2.6 million, which was based on our weighted-average Class B common stock price exceeding the then-applicable conversion price during any of the 25 trading days following the maturity date, was paid in September 2013. This premium was hedged by call options that mitigated our exposure to increases in our stock price and resulted in proceeds of $2.6 million in September 2013. Separately, the warrants entered into concurrent with these call options, pursuant to which we may be required to issue Class B common stock to the counterparty when our stock price reaches $66.13 per share, remain outstanding and will expire beginning December 2013 through February 2014.
On August 13, 2013, the seller exercised the conversion feature on our €500 million Zero Coupon Senior Unsecured Convertible Note for a total value upon exercise of €510.9 million, consisting of €500 million in principal and €10.9 million for the conversion feature. Separate from the seller's notice to put, we have made claims against the management warranty deed provided to us upon close of the Acquisition related to certain exposures associated with pre-acquisition periods. As a result, we have withheld €44.9 million ($60.8 million as of September 28, 2013) from the €500 million in principal related to these outstanding claims. Therefore, on September 3, 2013, we paid the seller in cash a total of €466.0 million ($614.7 million) consisting of €455.1 million ($600.3 million) in principal and €10.9 million ($14.4 million) for the conversion feature. To partially fund the repayment, we issued short-term commercial paper during the third quarter. As of September 28, 2013, the outstanding borrowings under the commercial paper program were $391.1 million.
In the third quarter of 2013 we also repaid the remaining $71.8 million balance of our €120 million term loan and made payments on our cross currency swaps of $31.1 million. As a result, the term loan, which was designated as a net investment hedge, was fully repaid in the third quarter of 2013. The remaining outstanding cross currency swaps are due to mature March 31, 2014, and were in a net liability position of $134.0 million as of September 28, 2013. Early in the fourth quarter of 2013 we further cash settled an additional CAD 161 million notional of this remaining position for $51.4 million. See Part I—Item 1. Financial Statements, Note 12, "Debt" and Note 14, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements for further discussion.
As we continue to evaluate opportunities to deleverage, we may consider additional prepayment of our debt or remaining cross currency swap obligations should our cash outlook allow.

During the first three quarters of 2013, we made contributions to our defined benefit pension plans of $68.9 million. Our U.K. pension plan is currently undergoing a triennial statutory valuation as of June 30, 2013, which is required for funding purposes. While we cannot predict the outcomes of this valuation, it may result in a material increase to our long-term cash contribution obligations to our U.K. pension plan.
In 2011, we announced that our Board of Directors approved a new program authorizing the repurchase of up to $1.2 billion of our Class B common stock, with an expected program term of three years. This program was later extended to Class A shares. There were no repurchases in 2012 or in the first three quarters of 2013, and we will consider further repurchases when our debt ratios return to levels maintained prior to the financing activities related to the Acquisition.
Credit Rating
Our current long-term credit ratings are BBB-/Positive Outlook, Baa2/Stable Outlook, BBB/Stable Outlook and BBB/Stable Outlook with Standard and Poor's, Moody's Investor Services, Fitch Ratings and DBRS, respectively.  Similarly, our short-term credit ratings are A-3, Prime-2, F2 and R-2, respectively.  The BBB-/Positive Outlook rating from Standard & Poor's is one notch above "below investment grade." A securities rating is not a recommendation to buy, sell or hold securities, and it may be revised or withdrawn at any time by the rating agency.
MillerCoors
MillerCoors distributes its excess cash to its owners, SABMiller and MCBC, on a 58%/42% basis, respectively. MillerCoors does not carry significant debt obligations, and there are no restrictions from external sources on its ability to make cash distributions to its owners.
MillerCoors recognized $71.6 million and $71.0 million of depreciation and amortization during the third quarters of 2013 and 2012, respectively, and $211.0 million and $215.1 million during the first three quarters of 2013 and 2012, respectively.
As of September 30, 2013, and December 31, 2012, MillerCoors had cash of $18.4 million and $17.3 million, respectively. As of September 30, 2013, and December 31, 2012, total debt was $15.1 million and $23.6 million, respectively.
MillerCoors contributed $101.4 million to its defined benefit pension plans during the first three quarters of 2013. For 2013, MillerCoors' contributions to its defined benefit pension plans are not expected to exceed $110 million (our 42% share is $46 million), and are not included in our contractual cash obligations discussion below.
MillerCoors delivered incremental cost savings of approximately $74 million in the first three quarters of 2013. We benefit from 42% of the MillerCoors cost savings.
Foreign Exchange
Foreign exchange risk is inherent in our operations primarily due to the significant operating results that are denominated in currencies other than USD, predominantly CAD, GBP, and our Central European operating currencies such as Euro, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu, Bulgarian Lev, and Hungarian Forints. Our approach is to reduce the volatility of cash flows and reported earnings which result from currency fluctuations rather than business related factors. Therefore, we closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to foreign currency fluctuations. Our financial risk management policy is intended to offset a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. See Part I—Item 1. Financial Statements, Note 14, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements for further discussion on our financial risk management strategies.
Capital Expenditures
We spent $218.2 million on capital improvement projects worldwide in the first three quarters of 2013, excluding capital spending by MillerCoors and other equity method joint ventures, representing an increase of $74.8 million from the $143.4 million of capital expenditures in the first three quarters of 2012 driven by the addition of our Central Europe operations. We expect to incur capital expenditures for 2013 of approximately $300 million based on foreign exchange rates as of September 28, 2013, excluding capital spending by MillerCoors and other equity method joint ventures.

Contractual Obligations and Commercial Commitments
Contractual Cash Obligations as of September 28, 2013
A summary of our consolidated contractual cash obligations as of September 28, 2013, and based on foreign exchange rates at September 28, 2013, is as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Debt obligations	$3,897.2	$638.3	$873.7	$785.2	$1,600.0
Interest payments on debt obligations	1,910.6	142.8	239.0	169.0	1,359.8
Derivative payments	139.6	136.7	2.7	0.2	—
Retirement plan expenditures(1)	155.8	60.6	17.5	18.6	59.1
Operating leases	112.2	21.0	48.9	22.3	20.0
Other long-term obligations	2,097.0	569.8	889.3	459.8	178.1
Total obligations	$8,312.4	$1,569.2	$2,071.1	$1,455.1	$3,217.0
See Part I - Item 1. Financial Statements, Note 12, "Debt", Note 14, "Derivative Instruments and Hedging Activities", Note 15, "Pension and Other Postretirement Benefits" and Note 16, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for additional information.

(1)
Represents expected contributions under our defined benefit pension plans in the next twelve months and our benefits payments under postretirement benefit plans for all periods presented. The net unfunded liability at September 28, 2013 of our defined benefit pension plans (excluding our overfunded plans) and postretirement benefit plans is $582.4 million and $181.7 million, respectively. Contributions in future fiscal years will vary as a result of a number of factors, including actual plan asset returns and interest rates, and as such, have been excluded from the above table. We fund pension plans to meet the requirements set forth in applicable employee benefits laws. We may also voluntarily increase funding levels to meet financial goals. Excluding MillerCoors, BRI and BDL, we expect to make contributions to our defined benefit pension plans of approximately $110 million, based on foreign exchange rates as of September 28, 2013, and benefit payments for our other postretirement benefit plans of approximately $10 million in 2013. Our U.K. pension plan is subject to a statutory valuation for funding purposes every three years, with a valuation as of June 30, 2013 currently underway. While we cannot predict the outcomes of this valuation, it may result in a material increase to our long-term cash contribution obligations to our U.K. pension plan. The 2010 statutory valuation resulted in a long-term funding commitment plan along with an MCBC guarantee of GBP 25 million annual contributions in 2013 through March 2022. The per annum amount will be increased annually by the change in the Retail Price Index, subject to a maximum increase of 3% per annum.

Other commercial commitments as of September 28, 2013

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
Off-Balance Sheet Arrangements
As of September 28, 2013, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Outlook for 2013
We continue to see weak consumer demand and shifts in consumer preferences that will impact our business for some time. In this environment, we will accelerate our commitment to transformational efforts to grow our brands and drive total shareholder return.
In Canada, we are pleased to see the return of National Hockey League play. Nonetheless, we are not seeing the lost volume return from prior year, and we anticipate that Canada volume and profit trends in the fourth quarter of 2013 will continue to face significant macroeconomic and promotional challenges. We will also be cycling substantial MG&A expense reductions, including much lower NHL sponsorship and promotion costs during the lockout in prior year.
In the U.S., we will continue to drive the above-premium part of our portfolio through the Redd’s, Blue Moon and Leinenkugel’s franchises. High-end innovations for early next year will include Miller Fortune and Smith & Forge Cider.  For our premium light brands, we will have new advertising and packaging for Coors Light, and we will reintroduce the original Miller Lite can for a limited time.
In Europe, our portfolio and innovations are achieving their best market share performances in years in the U.K., Czech Republic, Bulgaria and Croatia. Nonetheless, recent positive weather in the U.K. is unlikely to continue, and the region continues to be challenged by a weak economy and demand volatility, especially in Serbia, Romania and Bulgaria. While we expect difficult conditions to continue in the fourth quarter, we will remain focused on driving our core brands, above-premium brands and innovation. As a result, we expect higher Europe marketing, general and administrative expense in the fourth quarter.
Our MCI business continues to focus on growth driven by Coors Light, Carling, Staropramen and Blue Moon. By year-end, we plan to launch our partnership with Coca-Cola Amatil and introduce some of our signature brands into the Australia market. In the fourth quarter, we expect higher MCI general and administrative expense, due to the reversal of the third quarter overhead timing benefit and the Australia launch.
We expect 2013 marketing, general and administrative expense in Corporate to be approximately $105 million, excluding foreign exchange movements.
Including our 42% of MillerCoors, we currently anticipate approximately $150 million of cash contributions to our defined benefit pension plans in 2013 and pension expense of approximately $50 million.
Interest
We anticipate 2013 consolidated net interest expense of approximately $170 million, at September 28, 2013, foreign exchange rates.
Tax
Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled. We anticipate that our 2013 underlying effective tax rate on income will be in the range of 13% to 15%. This reduces the top of the range previously anticipated by two percentage points, primarily as a result of one-time benefit of tax law changes in Canada. This outlook for the full year includes total one-time benefits with an underlying rate impact of approximately 4%. We continue to expect our normalized underlying effective tax rate to be in the range of 20 to 24% over the medium term.
Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first three quarters of 2013.
We completed our required annual goodwill and indefinite-lived intangible impairment testing as of June 30, 2013, the first day of our fiscal third quarter, and concluded there were no impairments of goodwill within our Europe, Canada or India reporting units or impairments of our indefinite-lived intangible assets, with the exception of the Jelen and Ostravar brand intangibles as discussed below.
Reporting Units and Goodwill
Given the change in our operating segments effective the first day of our fiscal year 2013 to combine our U.K. and Ireland business with our Central Europe organization, which resulted in a single European segment, we re-evaluated our reporting units during the first quarter of 2013. This re-evaluation resulted in an aggregation of our U.K. and Central Europe businesses into one Europe reporting unit during the first quarter of 2013 and for purposes of our 2013 annual impairment test. As part of this re-evaluation, we also determined that a goodwill impairment trigger did not exist at either of the previous U.K. or Central Europe reporting unit levels prior to or upon aggregation. Our annual goodwill impairment testing determined that our Europe and Canada reporting units were at risk of failing step one of the goodwill impairment test. Specifically, the fair value of the Europe and Canada reporting units were estimated at approximately 11% and 16% in excess of carrying value, respectively. The risk in the Europe reporting unit is due to continued adverse impacts of a weak economy in Europe partially offset by the realized benefits of combining our U.K. and Central Europe businesses. The Canada reporting unit had a marginal improvement over the prior year primarily as a result of incremental anticipated cost savings and improvements to market multiples more than offsetting the continued competitive pressures and challenging macroeconomic conditions in the Canada market.
Indefinite-Lived Intangibles

In 2013, our annual indefinite-lived intangible impairment testing determined that the fair values of the Jelen and Ostravar indefinite-lived brand intangibles within our Europe segment were below their respective carrying values. As a result, we recorded an aggregate impairment charge of $150.9 million recorded within special items in our condensed consolidated statements of operations in the third quarter of 2013. The impairment of Jelen was primarily the result of increased competition, reduced market share and macroeconomic difficulties driving decreased projected cash flows, as well as unfavorable discount rate and income tax rate movements within Serbia. The impairment of Ostravar was primarily the result of decreased projected cash flows driven by recent economic challenges within the Ostrava region of Czech Republic. These changes in assumptions, driven by adverse economic and competitive factors specific to the markets in which these brands perform, have outpaced forecasted macroeconomic recoveries, resulting in the impairments. The remaining Europe indefinite-lived brand intangibles' fair values, while facing similar macroeconomic challenges, were sufficiently in excess of their respective carrying values, with the exception of two brands acquired in the Acquisition. Specifically, these two brands, Ozujsko in Croatia and Branik in Czech Republic, are at risk of future impairment as a result of discount rate pressures due to country specific macroeconomic risk factors that are currently more than offset by improved cash flow projections driven by post-Acquisition performance and innovations. The Jelen, Ozujsko and Branik brands are therefore at risk of future impairment with an aggregate fair value estimated at approximately 1% in excess of their aggregate carrying value ($1,296.0 million as of September 28, 2013).

Additionally, in conjunction with the brand impairment tests, we also reassessed each brand's indefinite-life classification and determined that the indefinite life classification could no longer be supported for the Ostravar brand. The Ostravar brand has therefore been reclassified as a definite-lived intangible asset and the remaining fair value of the asset will be amortized over its estimated remaining life of approximately 29 years.

Separately, our Molson core brand intangible continues to be at risk of future impairment with a fair value currently estimated at approximately 10% in excess of its carrying value ($2,945.8 million as of September 28, 2013) as the Molson core brands have continued to face significant competitive pressures and challenging macroeconomic conditions in the Canada market. These challenges have been partially offset by anticipated cost savings initiatives.

We utilized Level 3 fair value measurements in our impairment analysis of our indefinite-lived intangible assets, which utilizes an excess earnings approach to determine the fair values of the assets as of the testing date. The future cash flows used in the analysis are based on internal cash flow projections based on our long range plans and include significant assumptions by management as noted below.

Key Assumptions
The Europe and Canada reporting units' goodwill, the Molson core brand intangible, and certain indefinite-lived brand intangibles within Europe are at risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including significant delays in projected macroeconomic recovery or prolonged adverse economic conditions), terminal growth rates, market transaction multiples and/or weighted-average cost of capital utilized in the discounted cash flow analysis. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections used for our Europe reporting unit and indefinite-lived intangible testing reflect continued challenging environments in the near future followed by growth resulting from a longer term recovery of the macroeconomic environment, as well as the benefit of anticipated cost savings and specific brand-building and innovation activities. Our Canada reporting unit and Molson core brand projections also reflect a continued challenging environment that has been adversely impacted by a weak economy across all industries as well as weakened consumer demand, partially offset by anticipated cost savings and specific brand-building and innovation activities. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment test will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our Europe reporting unit, Molson core brand, and the at-risk European brands may include such items as: (i) a decrease in expected future cash flows, specifically, an increase in required pension contributions, a decrease in sales volume driven by a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long term volume trends, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) an economic recovery that significantly differs from our assumptions in timing and/or degree, (iii) volatility in the equity and debt markets which could result in a higher discount rate; and (iv) sensitivity to market transaction multiples.
While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the third quarter of 2013. However, recent litigation related to the licensing agreement with Miller in Canada, for which we have a definite-lived intangible asset with a carrying value of $60.8 million as of September 28, 2013, could result in a possible future impairment. See Part I—Item 1. Financial Statements, Note 16, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for further discussion.
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
Presentation of Unrecognized Tax Benefits
In July 2013, the FASB issued authoritative guidance related to the presentation of unrecognized tax benefits. The update requires that the entity present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward in the statement of financial position. The guidance does not apply to the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. The guidance is effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods thereafter. We expect to present deferred tax assets net of unrecognized tax benefits in the condensed consolidated balance sheets. We do not anticipate that this guidance will have a material impact on our financial position or results of operations.

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
For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Item 1. Financial Statements, Note 14, "Derivative Instruments and Hedging Activities", to the unaudited condensed consolidated financial statements. On a rolling twelve-month basis, maturities of derivative financial instruments held on September 28, 2013, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$(130.4)	$(130.8)	$0.6	$(0.2)	$—
Sensitivity Analysis
Our market sensitive derivative and other financial instruments, as defined by the Securities and Exchange Commission ("SEC"), are debt, foreign currency forward contracts, commodity swaps, interest rate swaps and cross currency swaps. We monitor foreign exchange risk, interest rate risk, commodity risk, equity price risk and related derivatives using a sensitivity analysis.
The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolios:

	As of
Estimated fair value volatility	September 28, 2013	December 29, 2012
	(In millions)
Foreign currency risk:
Forwards	$(66.1)	$(82.0)
Swaps	$(31.7)	$(57.8)
Foreign currency denominated debt(1)	$(149.6)	$(234.2)
Interest rate risk:
Debt	$(111.9)	$(114.5)
Swaps	$(6.5)	$(25.4)
Commodity price risk:
Swaps	$(5.3)	$(1.4)
Equity price risk:
Equity conversion feature of debt	$—	$(13.5)

(1)
Included in the December 29, 2012 amount is the impact of adverse changes in foreign currency exchange rates on the equity conversion feature of certain foreign denominated debt, which was settled during the third quarter of 2013.

The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2013, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 28, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We intend to vigorously assert and defend our rights in this lawsuit. At this time we are unable to predict the outcome of this litigation or the impact, if any, of an adverse outcome on our business and results of operations, including any possible future asset impairment. We recognized net sales related to the License Agreement of $25.8 million and $31.4 million for the third quarters of 2013 and 2012, respectively, and net sales of $72.9 million and $77.6 million for the first three quarters of 2013 and 2012, respectively. Additionally, as of September 28, 2013, we had a definite-lived intangible asset related to the License Agreement with a carrying value of $60.8 million and a remaining life of approximately 6 years.
We are also involved in other disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material impact on our business, consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I—Item 1A. "Risk Factors" in our Annual Report, which could materially affect our business, financial condition and/or future results. There have been no material changes to the risk factors contained in our Annual Report. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In 2011, we announced that our Board of Directors approved and authorized a program to repurchase up to $1.2 billion of our Class A and Class B common stock in the open market or in privately negotiated transactions. The program has an expected term of three years and the number, price, and timing of the repurchases will be at our sole discretion and will be evaluated depending on market conditions, liquidity needs or other factors. Our Board of Directors may suspend, modify, or terminate the program at any time without prior notice. We did not make any share repurchases during the quarter ended September 28, 2013.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.    OTHER INFORMATION
On November 5, 2013, Molson Coors Brewing Company (the “Company”) and Anheuser-Busch InBev S.A. (“ABI”) entered into an agreement pursuant to which ABI agreed to cause certain of its affiliate, including Grupo Modelo, S.A.B. de C.V. (“Modelo”), to execute an agreed upon form of Variation Agreement (the “Agreement”) with the Company and certain of its affiliates relating to the accelerated termination of the Modelo Molson Imports, L.P. (“MMI”) joint venture between the Company and Modelo. MMI imports, distributes, and markets the Modelo beer brand portfolio across all Canadian provinces and territories.
The Agreement provides that an affiliate of Modelo will pay CAD $70 million to the Company in exchange for the early termination of the various MMI joint venture agreements at the end of day on February 28, 2014. The payment is due on February 28, 2014 upon the termination. The joint venture was originally scheduled to terminate on January 1, 2018.
ITEM 6.    EXHIBITS
The following are filed as a part of this Quarterly Report on Form 10-Q:
(a)   Exhibits

Exhibit Number	Document Description
10.1
Amendment and Restatement Agreement (to the EUR 150,000,000 Unsecured Uncommitted Revolving Credit Facilities Agreement), dated as of September 9, 2013, by and among StarBev Netherlands BV and Molson Coors Netherlands BV as borrowers, Unicredit Bank Czech Republic, A.S. and Citibank Europe PLC, Organizacni Slozka, as mandated lead arrangers, and Unicredit Bank AG, London Branch, as Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 9, 2013).

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

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations for the 13 and 39 weeks ended September 28, 2013, and September 29, 2012, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the 13 and 39 weeks ended September 28, 2013, and September 29, 2012, (iii) the Unaudited Condensed Consolidated Balance Sheets at September 28, 2013, and December 29, 2012, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 28, 2013, and September 29, 2012, (v) the Notes to Unaudited Condensed Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ GAVIN HATTERSLEY
Gavin Hattersley Chief Financial Officer (Chief Financial and Accounting Officer) November 6, 2013