Form 10-K
period 2013-12-31
MOLSON COORS BREWING CO
filed 2014-02-14
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant at the close of business on June 28, 2013, was $7,089,069,915 based upon the last sales price reported for such date on the New York Stock Exchange and the Toronto Stock Exchange. For purposes of this disclosure, shares of common and exchangeable stock held by persons holding more than 10% of the outstanding shares of stock and shares owned by officers and directors of the registrant as of June 28, 2013, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status for other purposes.
The number of shares outstanding of each of the registrant's classes of common stock, as of February 7, 2014:

Class A Common Stock—2,556,894 shares	Class B Common Stock—159,737,216 shares

           Exchangeable shares:
As of February 7, 2014, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A Exchangeable Shares—2,896,941 shares	Class B Exchangeable Shares—18,935,453 shares
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
Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement for the registrant's 2014 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2013, are incorporated by reference under Part III of this Annual Report on Form 10-K.

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements in Part II—Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and under the heading "Outlook for 2014" therein, relating to overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, anticipated results, anticipated synergies, expectations for funding future capital expenditures and operations, debt service capabilities, shipment levels and profitability, market share and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies," and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to those described in Part I—Item 1A "Risk Factors", elsewhere throughout this report, and those described from time to time in our past and future reports filed with the Securities and Exchange Commission ("SEC"). Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
Market and Industry Data
The market and industry data used in this Annual Report on Form 10-K are based on independent industry publications, customers, trade or business organizations, reports by market research firms and other published statistical information from third parties, as well as information based on management’s good faith estimates, which we derive from our review of internal information and independent sources. Although we believe these sources to be reliable, we have not independently verified the accuracy or completeness of the information.

PART I

ITEM 1.    BUSINESS
Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments and Corporate. Our reporting segments include: Molson Coors Canada ("MCC" or Canada segment), operating in Canada; MillerCoors LLC ("MillerCoors" or U.S. segment), which is accounted for by us under the equity method of accounting, operating in the United States ("U.S."); Molson Coors Europe (Europe segment), operating in Bosnia-Herzegovina, Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, Romania, Serbia and Slovakia (collectively, "Central Europe"), as well as the United Kingdom ("U.K.") and the Republic of Ireland; and Molson Coors International ("MCI"), operating in various other countries. Any reference to "Coors" means the Adolph Coors Company prior to the 2005 merger with Molson Inc. (the "Merger"). Any reference to Molson Inc. or Molson means MCC prior to the Merger. Any reference to "Molson Coors" means MCBC after the Merger.
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
Our Segments
In 2013, we operated the following segments: Canada, the U.S., Europe, and MCI. On June 15, 2012, we completed our acquisition (the "Acquisition") of StarBev Holdings S.a.r.l. ("StarBev"), which represents our Central Europe operations. Effective as of the first day of our 2013 fiscal year, we combined our U.K. and Ireland business with our Central Europe operations, which resulted in our Europe segment, and we have recast the historical presentation of segment information accordingly. A separate operating team manages each segment and each segment manufactures, markets, and sells beer and other beverage products.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Segment Reporting" of the Notes to the Consolidated Financial Statements ("Notes") for information relating to our segments and operations, including financial and geographic information. For certain risks attendant to our operations, refer to Part I—Item 1A, Risk Factors.
Our Products
We have a diverse portfolio of owned and partner brands which are positioned to meet a wide range of consumer segments and occasions in a variety of markets, including signature brands Coors Light, Molson Canadian, Carling and Staropramen.
Brands sold in Canada include Coors Light, Molson Canadian, Molson Export, Molson Canadian 67, Molson Dry, Molson Canadian Cider, the Rickard's family of brands, Carling, Carling Black Label, Pilsner, Keystone Light, Creemore Springs, the Granville Island brands, Coors Banquet and a number of other regional brands. We also brew or distribute under license the following brands: Heineken, Amstel Light, Murphy's, Newcastle Brown Ale and Strongbow cider under license from Heineken N.V. ("Heineken"), and Miller Lite, Miller Genuine Draft, Miller Chill, Milwaukee's Best, and Milwaukee's Best Dry under license from SABMiller plc ("SABMiller"). Additionally, we are party to a joint venture, Modelo Molson Imports, L.P. ("MMI"), with Grupo Modelo S.A.B. de C.V. ("Modelo") that imports, distributes and markets the Modelo beer brand portfolio, including the Corona, Coronita, Negra Modelo, and Pacifico brands, across all Canadian provinces and territories. MMI is accounted for under the equity method. In November 2013, Anheuser-Busch InBev ("ABI") and MCBC entered into an agreement providing for the accelerated termination of the MMI joint venture in February 2014. See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Investments" of the Notes for additional information. In Canada, we also have contract brewing agreements to produce for the U.S. market Asahi Super Dry and Asahi Select for Asahi Breweries, Ltd. and Labatt Blue and Labatt Blue Light for North American Breweries, Inc.
MillerCoors sells a wide variety of brands in the U.S. and Puerto Rico. In the formation of the MillerCoors joint venture, MCBC and SABMiller each assigned the U.S. and Puerto Rican ownership rights to its respective legacy brands to MillerCoors, but retained all ownership of these brands outside the United States and Puerto Rico. MillerCoors' flagship premium light brands are Coors Light and Miller Lite. Brands in the domestic premium segment are Coors Banquet and Miller Genuine Draft. Brands in the economy segment include Miller High Life, Keystone, Icehouse, Mickey's, Milwaukee's Best, Hamm's, and Olde English 800 brands. MillerCoors also brews or distributes under license the Molson and Foster's brands and George Killian's Irish Red. Craft and import brands, some of which are marketed and sold through Tenth and Blake, include the Blue Moon brands, Henry Weinhard's brands, Leinenkugel's brands, Redd's brands, Peroni Nastro Azzurro, Pilsner Urquell, Batch 19, Grolsch, Worthington's, St. Stefanus, Third Shift, and cider brands from the Crispin Cider Company. Brands in the non-alcoholic segment include Coors Non-Alcoholic and Sharp's.
Brands sold in Europe include Carling, Ozujsko, Jelen, Staropramen, Coors Light, Kamenitza, Niksicko, Bergenbier, Branik, Worthington's, Sharp's Doom Bar, Borsodi, Ostravar, Noroc, Astika, Apatinsko and Blue Moon, as well as a number of smaller regional ale brands in the U.K., Ireland and Central Europe. The European business has licensing agreements with various other brewers through which it also brews or distributes the Stella Artois, Hoegaarden, Leffe, Beck's, Lowenbrau, Spaten, Löwenweisse and Belle-Vue Kriek brands in certain Central European countries. In the U.K., we also sell the Grolsch brands through a joint venture with Royal Grolsch N.V. and the Cobra brands through the Cobra Beer Partnership Ltd. joint venture, and are the exclusive distributor for several brands which are sold under license, including Corona, which is sold under our licensing arrangement with Modelo through 2014, and Singha. Additionally, in order to be able to provide a full line of beer and other beverages to our U.K. on-premise customers, we sell "factored" brands, which are third-party beverage brands for which we provide distribution to retail, typically on a non-exclusive basis.
Brands sold in our international markets as part of our MCI segment, including brands sold under export and license agreements, include Staropramen, Coors Light, Carling, Cobra, Blue Moon and Corona. We also market and sell brands unique to these international markets which include Zima, Iceberg 9000, King Cobra, Coors, Coors Gold, and Coors Extra.
Canada Segment
We are Canada's second-largest brewer by volume and North America's oldest beer company. Our approximate market share of the Canada beer market in 2013 was 38%. We brew, market, sell and distribute a wide variety of beer brands nationally. Our portfolio has leading brands in all major product and price segments. Our focus and investment is on key owned brands, including Coors Light, Molson Canadian, Carling, Molson Dry, Molson Export, Rickard's, Pilsner, Creemore Springs, Coors Banquet and Granville Island and strategic distribution partnerships, including those with Heineken and SABMiller. In 2013, Coors Light had an approximate 13% market share and was the top selling beer brand in Canada, and Molson Canadian had an approximate 8% market share and was the third largest selling beer in Canada.
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
Province of Ontario
In Ontario, beer may only be purchased at retail outlets operated by BRI, at government-regulated retail outlets operated by the Liquor Control Board of Ontario, at approved agents of the Liquor Control Board of Ontario, or at any bar, restaurant, or tavern licensed by the Liquor Control Board of Ontario to sell alcohol for on-premise consumption. We, together with certain other brewers, participate in the ownership of BRI in proportion to provincial market share relative to other brewers in the ownership group. Brewers may deliver directly to BRI's outlets or may choose to use BRI's distribution centers to access retail stores in Ontario, the Liquor Control Board of Ontario system and licensed establishments.

Province of Québec
In Québec, beer is distributed to retail outlets directly by each brewer or through independent agents. We are the agent for the licensed brands we distribute. The brewer or agent distributes the products to permit holders for retail sales for on-premise consumption. Québec retail sales for off-premise consumption are made through grocery and convenience stores as well as government operated outlets. During November 2012, an increase in beer excise taxes of over 20% was announced and implemented in Québec.
Province of British Columbia
In British Columbia, the government's Liquor Distribution Branch controls the regulatory elements of distribution of all alcohol products in the province. BDL, which we co-own with a competitor, manages the distribution of our products throughout British Columbia. Consumers can purchase beer at any Liquor Distribution Branch retail outlet, at any independently owned and licensed retail store or at any licensed establishment for on-premise consumption. Establishments licensed primarily for on-premise alcohol sales may also be licensed for off-premise consumption.
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
We source barley malt from one primary provider. Hops are purchased from a variety of global suppliers in the U.S., Europe, and New Zealand. Other starch brewing adjuncts are sourced from two main suppliers, both in North America. We do not foresee any significant risk of disruption in the supply of these agricultural products in the immediate future. Water used in the brewing process is from local sources in the communities where our breweries operate. We do not currently anticipate future difficulties in accessing water or agricultural products.
Brewing and Packaging Facilities
We operate seven breweries, strategically located throughout Canada. These locations brew and package all owned and certain licensed brands sold in, and exported from, Canada. See Item 2, "Properties" for further detail.
Packaging Materials
We single source glass bottles and have a committed supply through December 2014. We source lids and cans from two primary providers with contracts ending December 2014 and February 2015, respectively. We currently utilize a hedging program for aluminum requirements and related transportation and storage costs in Canada. We do not currently expect any future difficulties in accessing glass bottles or aluminum cans. The distribution systems in each province generally provide the collection network for returnable bottles and aluminum cans. The standard container for beer brewed in Canada is the 341 ml returnable bottle, which in 2013 represented a significant majority of the approximately 43% of volume sales (excluding imports) in Canada in bottles. In 2013, aluminum cans accounted for approximately 46% of our volume sales (excluding imports) in Canada. In 2013, we sold approximately 11% of our beer volume (excluding imports) in stainless steel kegs. A limited number of kegs are purchased every year, and we have no long-term supply commitment. Crowns, labels, corrugate, and paperboard are purchased from a small number of sources unique to each product. We do not currently foresee future difficulties in accessing these packaging products in the near term.

Contract Manufacturing
We have an agreement with North American Breweries, Inc. to brew, package and ship Labatt trademark brands to the U.S. market through the end of 2015. We also have an agreement with Asahi Breweries, Ltd. to brew and package Asahi Super Dry and Asahi Select to the U.S. market through early 2017.
Seasonality of Business
Total industry volume in Canada is sensitive to factors such as weather, changes in demographics, consumer preferences and drinking occasions. Weather conditions consisting of high temperatures and extended periods of warm weather favor increased consumption of our products, while unseasonably cool or wet weather, especially during the summer months, adversely affects our sales volumes and net sales. Accordingly, consumption of beer in Canada is seasonal, with approximately 40% of industry sales volume typically occurring during the warmer months from May through August.
Known Trends and Competitive Conditions
2013 Canada Beer Industry Overview
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
Since 2001, the premium beer segment in Canada has gradually lost volume to the above premium and value segments. For each of the five years ended December 31, 2008, Canada beer industry shipments annual average growth rate approximated 1%. Since that time, the beer industry has been soft, with declines in four of the last five years. Aging population and a stalled economy have been main contributors to the declining state of the beer industry.
The following table summarizes the estimated percentage market share by volume of beer (including adjacencies, such as cider) and other alcoholic beverages as a component of the overall Canadian alcohol market over the last five years, for which data is currently available. We believe that 2013 data, when available, will reflect a continuation of the current consumer trends.

	2012	2011	2010	2009	2008
Beer	51.3%	51.9%	52.8%	53.3%	53.4%
Other alcohol beverages	48.7%	48.1%	47.2%	46.7%	46.6%
Our Competitive Position
Our brands compete with competitor beer brands and other alcohol beverages, including wine and spirits, and thus our competitive position is affected by consumer preferences between and among these other categories. Our brand portfolio gives us strong representation in all major beer segments.
The Canada brewing industry is composed principally of two major brewers, MCBC, which had approximately 39% of the market share in 2013, and ABI, which had approximately 40% of the market share in 2013. In 2013, the Ontario and Québec markets accounted for approximately 60% of the total beer market in Canada.
Regulation
In Canada, provincial governments regulate the production, marketing, distribution, selling, and pricing of beer (including the establishment of minimum prices), and impose commodity taxes and license fees in relation to the production and sale of beer. During November 2012, an increase in beer excise taxes of over 20% was announced and implemented in Québec. In addition, the federal government regulates the advertising, labeling, quality control, and international trade of beer, and also imposes commodity taxes, consumption taxes, excise taxes, and in certain instances, custom duties on imported beer. In 2013, our Canada excise taxes totaled $631.3 million or approximately $76 per hectoliter sold. Further, certain bilateral and multilateral treaties entered into by the federal government, provincial governments and certain foreign governments, especially with the United States, affect the Canadian beer industry.

United States Segment
MillerCoors is the nation's second largest brewer by volume, selling approximately 28% of the total 2013 U.S. brewing industry shipments (excluding exports and U.S. shipments of imports). MillerCoors was formed on July 1, 2008 as a joint venture between MCBC and SABMiller. Each party contributed its U.S. and Puerto Rico businesses and related operating assets and certain liabilities. The percentage interests in the profits of MillerCoors are 58% for SABMiller and 42% for MCBC. Voting interests are shared 50% - 50%, and MCBC and SABMiller have equal board representation within MillerCoors. Each party to the MillerCoors joint venture agreed not to transfer its economic or voting interests in the joint venture for a period of five years from July 1, 2008. With the expiration of the restriction in 2013, both parties to the joint venture are now able to transfer their economic and voting interest, however, certain rights of first refusal will apply to any assignment of such interests. Our interest in MillerCoors is accounted for under the equity method of accounting.
Prior to the formation of MillerCoors, MCBC produced, marketed, and sold the MCBC portfolio of brands in the U.S. and its territories, and its U.S. operating segment included the results of the Rocky Mountain Metal Container ("RMMC") and Rocky Mountain Bottle Container ("RMBC") joint ventures. Effective July 1, 2008, MCBC's equity investment in MillerCoors represents our U.S. operating segment.
Sales and Distribution
In the United States, beer is generally distributed through a three-tier system consisting of manufacturers, distributors and retailers. A national network of approximately 450 independent distributors purchases MillerCoors' products and distributes them to retail accounts. In 2013, approximately 18% of MillerCoors' beer volume was sold on-premise in bars and restaurants, and the other 82% was sold off-premise in convenience stores, grocery stores, liquor stores and other retail outlets. MillerCoors wholly owns one distributorship, which handled less than 1% of its total volume in 2013.
Manufacturing, Production and Packaging
Brewing Raw Materials
MillerCoors uses the highest quality ingredients to brew its products. MillerCoors malts a portion of its production requirements, using barley purchased under yearly contracts from independent farmers located in the western United States. Other barley, malt, and cereal grains are purchased from suppliers primarily in the U.S. Hops are purchased from suppliers in the U.S., New Zealand and certain European countries. MillerCoors leases water rights, including leasing from MCBC for water usage in Colorado, to provide for and to sustain brewing operations in case of a prolonged drought in the regions for which it has operations. MillerCoors does not anticipate future difficulties in accessing water or agricultural products.
Brewing and Packaging Facilities
There are twelve brewery and packaging facilities which produce MillerCoors products. MillerCoors imports Molson brands and Worthington's from MCBC and Peroni Nastro Azzurro, Pilsner Urquell, Grolsch, and other import brands from SABMiller.
Packaging Materials
Over half of U.S. products sold were packaged in aluminum cans in 2013. A portion of aluminum cans were purchased from RMMC, a joint venture between MillerCoors and Ball Corporation ("Ball"), whose production facilities are located near MillerCoors' brewery in Golden, Colorado. In addition to the supply agreement with RMMC, MillerCoors has a supply agreement with Ball to purchase cans and ends in excess of what is supplied through RMMC. In 2011, MillerCoors signed a 10-year contract extension with Ball to extend the RMMC joint venture agreement along with the can and end purchase agreements. The contracts were renegotiated effective January 1, 2012 and both agreements expire December 31, 2021. Approximately one-third of U.S. products sold in 2013 were packaged in glass bottles, of which a portion was provided by RMBC, a joint venture between MillerCoors and Owens-Brockway Glass Container, Inc. ("Owens"). The joint venture with Owens, as well as a supply agreement with Owens for the glass bottles required in excess of RMBC's production, expires in 2015. The approximate remaining 10% of U.S. production volume sold in 2013 was packaged in half, quarter, and one-sixth barrel stainless steel kegs. A limited number of kegs are purchased each year, and there is no long-term supply agreement. Crowns, labels, corrugate and paperboard are purchased from a small number of sources unique to each product. MillerCoors does not foresee difficulties in accessing packaging products in the near future.
Contract Manufacturing
MillerCoors has an agreement to brew, package and ship products for Pabst Brewing Company through June 2020. Additionally, MillerCoors produces beer under contract for our Canada and MCI segments and SABMiller.

Seasonality of the Business
MillerCoors U.S. sales volumes are normally lowest in the winter months (first and fourth quarters) and highest in the summer months (second and third quarters).
Known Trends and Competitive Conditions
2013 U.S. Beer Industry Overview
The beer industry in the United States is highly competitive, and the two largest brewers, ABI and MillerCoors together represented approximately 80% of the market in 2013. The formation of MillerCoors in 2008 created a stronger U.S. presence for MCBC with the scale, operational efficiency and distribution platform to compete more effectively in the U.S. market place. Growing or even maintaining market share has required significant investments in marketing. From 1998 to 2008, the U.S. beer industry shipments annual growth rate approximated 1%, compared with declines ranging from 1% to 2% in each of the years 2009, 2010 and 2011. With ideal weather conditions, industry volumes improved slightly in 2012, growing about 1%. However, in 2013 the industry saw a decline of approximately 1% to 2%.
The 2009 to 2011 and 2013 declines in the U.S. beer industry have been partially attributed to relatively poor economic conditions. High rates of unemployment, declining labor participation rates and lower consumer confidence have negatively affected the legal age key beer drinkers' purchasing behaviors. In addition, per capita beer consumption has declined as consumer preference shifts to higher alcohol, full calorie beers.
The following table summarizes the estimated percentage market share by volume of beer (including adjacencies, such as cider) and other alcoholic beverages as a component of the overall U.S. alcohol market over the last five years, for which data is currently available. We believe that 2013 data, when available, will reflect a continuation of the current consumer trends.

	2012	2011	2010	2009	2008
Beer	52.8%	53.2%	54.4%	55.1%	56.0%
Other alcohol beverages	47.2%	46.8%	45.6%	44.9%	44.0%
Our Competitive Position
The MillerCoors portfolio of beers competes with numerous above-premium, premium, and economy brands. These competing brands are produced by international, national, regional and local brewers. MillerCoors competes most directly with ABI, but also competes with imported and craft beer brands. MillerCoors is the nation's second largest brewer by volume, selling approximately 28% of the total 2013 U.S. brewing industry shipments (excluding exports and U.S. shipments of imports). This compares to ABI's estimated market share of 47%.
MillerCoors' products also compete with other alcohol beverages, including wine and spirits, and thus their competitive position is affected by consumer preferences between and among these other categories. Driven by increased spirits advertising along with increased wine and spirits sales execution, sales of wine and spirits have grown faster than sales of beer in recent years, resulting in a reduction in the beer segment's lead in the overall alcohol beverage market.
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
Governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. In 2013, total excise taxes on malt beverages were $1,169.0 million, or approximately $16 per hectoliter sold. State excise taxes are levied in specific states at varying rates.
Europe Segment
As a result of our Acquisition of StarBev and combination of our historical U.K. and Central Europe segments, we are the second largest brewer by volume within the European countries in which we operate, with an approximate 21% market share (excluding factored products) in 2013. The majority of our European segment sales are in the U.K., Czech Republic, Serbia, Croatia, Romania, Bulgaria and Hungary. Our portfolio includes beers that have the largest share in their respective countries, such as Carling in the U.K., Jelen in Serbia, Kamenitza in Bulgaria and Ozujsko in Croatia. We have beers that rank in the top three in market share in countries throughout the region, including Staropramen and Borsodi. We also brew and distribute Stella Artois, Beck's, Lowenbrau and Spaten under license agreements with ABI companies. Additionally, our Europe segment includes our consolidated joint venture arrangements for the production and distribution of Grolsch and Cobra brands in the U.K. and the Republic of Ireland and factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us). Tradeteam Ltd. ("Tradeteam"), our previous joint venture arrangement with DHL (formerly Exel Logistics), provided for the distribution of products throughout the U.K. and was accounted for under the equity method of accounting. In December 2013, we terminated our existing distribution agreements with Tradeteam and concurrently entered into new agreements for the continued distribution of our products in the U.K. through 2023. The new agreements were entered into at more favorable rates, consistent with current market rates, and are expected to generate future cost savings. Subsequent to the execution of the new distribution agreements, we executed a sale and purchase agreement for the termination of the joint venture and sale of our 49.9% interest in Tradeteam to DHL. See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Investments" of the Notes for additional information. Additionally, we distribute the Modelo brands, including Corona, pursuant to a distribution agreement with Modelo. In conjunction with negotiations in November 2013 with ABI around our Modelo distribution agreements, ABI has agreed that we will continue to represent the Modelo brands in the U.K. through the end of 2014. See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Investments" of the Notes for additional information.
Sales and Distribution
In Europe, beer is generally distributed through either a two-tier system consisting of manufacturers and retailers, or a three-tier system consisting of manufacturers, distributors and retailers. Most of our beer in the U.K. is sold directly to retailers. It is also common in the U.K. for brewers to distribute beer, wine, spirits, and other products owned and produced by other companies to the on-premise channel (bars and restaurants). Approximately 17% of our Europe segment net sales in 2013 represented factored brands. Factored brand sales are included in our net sales and cost of goods sold, but are not included in our reported volumes.
Generally, over the years, volumes in Europe have shifted from the higher margin on-premise channel, where products are consumed in pubs and restaurants, to the lower margin off-premise channel, also referred to as the "take-home" market.
Off-Premise Channel

In Europe, the off-premise channel includes sales to supermarkets, convenience stores, liquor stores, distributors, and wholesalers. The off-premise channel accounted for approximately 60% of our Europe sales volume in 2013. The off-premise channel has become increasingly concentrated among a small number of super-store chains, placing increasing downward pressure on beer pricing.
On-Premise Channel
The on-premise channel includes sales to pubs and restaurants. The on-premise channel accounted for approximately 40% of our Europe sales volume in 2013. The installation and maintenance of draught beer dispensing equipment in the on-premise channel is generally the responsibility of the brewer. Accordingly, we own refrigeration units and other equipment used to dispense beer from kegs to consumers that are used in on-premise outlets. This includes beer lines, cooling equipment, taps, and counter mounts.
Similar to other brewers, we utilize loans in securing supply relationships with customers in the on-premise market in the U.K. These loans are normally granted at below-market rates of interest, with the outlet purchasing beer at lower-than-average discount levels to compensate. We reclassify a portion of sales revenue to interest income to reflect the economic substance of these loans. See Part II—Item 8 Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" of the Notes for additional information.
Distribution

Distribution activities for both the on-premise and off-premise channels are conducted primarily by third-party logistics providers. We utilize Tradeteam for these activities in the U.K. and several hundred third-party logistics providers across our Central European operations. We also conduct a small amount of secondary distribution in Czech Republic utilizing our own fleet of vehicles.

Manufacturing, Production and Packaging
Brewing Raw Materials
We use the highest quality water, barley, malt and hops to brew our products. During 2013, our malt requirements were sourced from both owned production and third party suppliers. We produced 37% of our total required malt from our malt-house in the U.K., using barley sourced through two suppliers Frontier and Gleadell, with commitments until 2016 and 2014, respectively. We have also entered into long term contracts with two suppliers for an additional 50% of our required malt. These contracts are with Boortmalt and Malteries Soufflet and expire at the end of 2015 and 2020, respectively. The remaining 13% of our needs are purchased on a spot basis from various maltsters in the region. We do not currently anticipate future difficulties in accessing required barley and malt in the near term. Hops are purchased under various contracts with suppliers in Germany, the U.S. and the U.K., which cover our needs through 2015. Adjuncts are purchased under various contracts with local producers, which are typically crop year contracts commencing in October of each year. Water used in the brewing process is sourced from various wells and through water rights and supply contracts. We do not currently anticipate future difficulties in accessing required water or agricultural products in the near term.
Brewing and Packaging Facilities
We operate thirteen breweries in Europe, which brew and package all owned brands sold in Europe. See Item 2, "Properties" for additional information.
Packaging Materials
Approximately 31% of our Europe volumes sold in 2013 were packaged in bottles, with a significant majority in returnable bottles. We have contracts with five suppliers for bottles, of which the majority of the contracts expired at the end of 2013. We are currently negotiating long-term supply agreements for our bottle requirements and do not currently anticipate difficulty in resourcing our requirements in the near future. We used kegs and casks for approximately 28% of volume sold in Europe in 2013. A limited number of steel kegs are purchased each year, and we are currently negotiating the agreement for our steel keg requirements for 2014. Cans represented 23% of our Europe volumes sold in 2013. We have long term contracts with four providers for our required supply of cans. Approximately 18% of our Europe volume sold in 2013 consisted of products packaged in recyclable plastic containers for which we have one year agreements with various manufacturers in the region. Crowns, labels and corrugate are purchased from sources unique to each category. We do not currently foresee future difficulties in accessing these or other packaging materials in the near term.
Contract Manufacturing
We have a contract brewing and kegging agreement with Heineken whereby we produce and package the Foster's and Kronenbourg brands in the U.K. In December 2013, we entered into an agreement with Heineken to early terminate this arrangement. As a result of the termination, Heineken has agreed to pay us an aggregate early termination payment of GBP 13.0 million during and through the end of the transition period, concluding on April 30, 2015. We also have an agreement with Heineken whereby they sell, market and distribute Coors Light in the Republic of Ireland through December 2014. We expect that this will continue into 2015 and beyond, with negotiations currently on-going for a new contract. In addition, we have a five year agreement to contract brew ales for Carlsberg Group ("Carlsberg") which was entered into in 2011.
Seasonality of Business
In Europe, the beer industry is subject to seasonal sales fluctuations primarily influenced by holidays, weather and by certain major televised sporting events. Weather conditions consisting of high temperatures and extended periods of warm weather favor increased consumption of our products, while unseasonably cool or wet weather, especially during the summer months, adversely affects our sales volumes and net sales. Accordingly, the peak selling seasons typically occur during the summer and during the Christmas and New Year holiday season.
Known Trends and Competitive Conditions
2013 Europe Beer Industry Overview
We estimate that the Europe beer market declined by more than 3% in 2013, primarily driven by declines in the overall alcohol market, with volumes shifting from the higher margin on-premise channel to the lower margin off-premise channel. Since 2010, the off-premise market share has increased from 55% to 59% of total volume, and the on-premise market share has declined from 45% to 41%. Europe beer industry shipments have declined by approximately 1% in each of 2012 and 2011 after declines of approximately 7% in 2009 and increased by approximately 4% in 2010. These market fluctuations are consistent with the fluctuations within the overall alcohol market in each of the respective years.

The following table summarizes the estimated percentage market share by volume of beer (including adjacencies, such as cider) and other alcoholic beverages as a component of the overall European alcohol market, within the countries in which we have production facilities, over the last five years, for which data is currently available. We believe that 2013 data, when available, will reflect a continuation of the current consumer trends.

	2012	2011	2010	2009	2008
Beer	35.7%	35.3%	35.1%	35.6%	37.4%
Other alcohol beverages	64.3%	64.7%	64.9%	64.4%	62.6%
Our Competitive Position
Our beers compete not only with similar products from competitors, but also with other alcohol beverages, including wines, spirits, and ciders. With the exception of stout, where we do not have our own brand, we believe our brand portfolio gives us strong representation in all major beer categories.
In European countries where we operate, our principal competitors are Heineken, SABMiller, Carlsberg and ABI, with estimated regional market shares in 2013 of approximately 25%, 14%, 10%, and 7%, respectively, compared to our share of approximately 21%.
Regulation
Each country that is part of our Europe segment is either a member of the European Union ("EU") or a current candidate to join, with the exception of Bosnia, which is a potential current candidate, and, as such, there are similarities in the regulations that apply to many parts of our Europe segment's operations and products, including brewing, food safety, labeling and packaging, marketing and advertising, environmental, health and safety, employment and data protection regulations. To operate breweries and conduct our business in Europe, we must obtain and maintain numerous permits and licenses from various governmental agencies.

Each country's government levies excise taxes on all alcohol beverages. With the exception of Serbia, Montenegro and Bosnia, all countries' laws on excise taxes are consistent with the EU Directives. With the exception of Serbia, where a flat excise per hectoliter is used, all European countries use similar measurements based on either alcohol by volume or Plato degrees. Additionally, in 2010, the U.K. government announced that alcohol excise tax rates will increase at a rate of 2% above U.K. inflation annually through 2015, however, in March 2013, the U.K. government announced a reduction in beer excise tax of 2% for 2013 and cancelled the beer escalator for 2014 and replaced it with an increase of annual inflation thereafter. The 2% escalator above annual inflation is to remain in place for wine, cider and spirits. In 2013, the excise taxes for our Europe segment totaled $1,137.1 million, or approximately $54 per hectoliter.

Molson Coors International Segment
The objective of MCI is to grow and expand our business and brand portfolio in markets, including emerging markets, outside the U.S., Canada, U.K. and Central Europe. The focus of MCI includes Asia, continental Europe (excluding Central Europe, as it is a part of the Europe segment), Mexico, Latin America, the Caribbean (excluding Puerto Rico, as it is a part of the U.S. segment) and Australia.
Standalone Business
Our standalone operations are in the Asia region and are based in India, Japan and China.
Our consolidated joint venture in India gives us a 51% share and operational control of Molson Coors Cobra India ("MC Cobra India") which operates a brewery in the state of Bihar. MC Cobra India produces, markets and sells a beer portfolio consisting of King Cobra, Cobra and Iceberg 9000 in select Indian states.
In Japan, our focus is on the marketing and selling of the Zima, Coors Light, Blue Moon and Modelo brands. These brands are imported into Japan and are sold through independent wholesalers to both the on-premise and off-premise channels.
Our China business is focused on growing the Coors Light, Coors Extra, and Carling brands, which are produced under a contract brewing agreement in China. We market and sell these brands through independent wholesalers primarily in the on-premise channel. During the third quarter of 2012, we deconsolidated our 51% ownership in our joint venture in China, Molson Coors Si'hai ("MC Si'hai"), from our financial statements due to a loss of our ability to control the joint venture, and in December 2013, we finalized the sale of our interest in the investment to our former joint venture partner. See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Investments" of the Notes for additional information.

Export Business
Our export business focuses on expanding the reach of our international brands which are exported from our breweries in the U.S., U.K. and Czech Republic. The brands sold include Staropramen, Coors Light, Carling, Cobra and Blue Moon.

In Latin America and the Caribbean, our products, primarily Coors Light, are sold through agreements with independent distributors. We also sell our brands, primarily Staropramen, in several countries in Western Europe. Additionally, in 2013, we introduced Coors and Blue Moon into Australia.

Beginning in fiscal year 2013, with the combination of our U.K. and Central Europe businesses, our Carling travel and export business is reported in our Europe segment. For periods prior to fiscal year 2013, this business was included within MCI.
License Business
Our license business builds long term partnerships with leading global brewers to market and grow our international brands in markets which typically have a greater barrier to entry. This business includes licensing arrangements with ABI to brew and distribute Staropramen in Russia and Ukraine and an exclusive licensing agreement with Heineken to brew and distribute Coors Light in Mexico. We also have various licensing agreements for the manufacturing and distribution of Carling primarily in Ukraine, Spain and Russia.
Corporate
Corporate includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, finance and accounting, treasury, tax, internal audit, insurance and risk management. Additionally, the results of our water resources and energy operations in Colorado are included in Corporate. Corporate also includes certain royalty income and administrative costs related to the management of intellectual property.
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
Corporate Responsibility
Corporate responsibility is integral to our business strategy. We are committed to sustainable growth while improving the impact we have on our communities, people and the environment. In 2013 and 2012, we were named Global Beverage Sector Leader on the Dow Jones Sustainability World Index. We were listed on the Dow Jones Sustainability North America Index in 2013 and 2011. Additionally, we were selected for inclusion in the RobecomSAM's Sustainability Yearbook 2014 and have received the Industry Leader and Gold Class distinction for our sustainability performance.
Environmental Matters
Our operations are subject to a variety of extensive and changing federal, state and local environmental laws, regulations and ordinances that govern activities or operations that may have adverse effects on human health or the environment. Such laws, regulations or ordinances may impose liability for the cost of remediation, and for certain damages resulting from sites of past releases of hazardous materials. Our policy is to comply with all such legal requirements. While we cannot predict our eventual aggregate cost for the environmental and related matters in which we may be or are currently involved, we believe that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to our operating results, cash flows, or our financial or competitive position. We believe adequate reserves have been provided for losses that are probable and estimable. However, there can be no assurance that environmental laws will not become more stringent in the future or that we will not incur material costs in the future in order to comply with such laws. See Part II—Item 8 Financial Statements and Supplementary Data, Note 19, "Commitments and Contingencies" of the Notes under the caption "Environmental" for additional information regarding environmental matters.
Employees
As of the end of 2013, we have approximately 9,250 full-time employees within MCBC globally, including 2,600 within our Canada segment, 6,000 employees within our Europe segment throughout Czech Republic, Serbia, Croatia, Romania,

Bulgaria, Hungary, Montenegro, Bosnia-Herzegovina, Slovakia, the U.K. and the Republic of Ireland, 450 employees within our MCI segment in 13 countries, and 200 employees in our Corporate headquarters in Colorado. Additionally, MillerCoors has approximately 8,400 employees.
Financial Information about Foreign and Domestic Operations and Export Sales
See Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Segment Reporting" of the Notes for discussion of sales, operating income and identifiable assets attributable to our country of domicile, the United States, and all foreign countries.
Available Information
We file with or furnish to the SEC reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available free of charge on our corporate website (www.molsoncoors.com) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies of any materials we file with the SEC can be obtained at www.sec.gov or at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the public reference room is available by calling the SEC at 1-800-SEC-0330. The foregoing website addresses are provided as inactive textual references only. The information provided on our website (or any other website referred to in this report) is not part of this report and is not incorporated by reference as part of this report.
Executive Officers
The following tables set forth certain information regarding our executive officers as of February 14, 2014:

Name	Age	Position
Peter Swinburn	61	President, Chief Executive Officer, and a Director of MillerCoors LLC
Krishnan Anand	56	President and Chief Executive Officer of Molson Coors International
Peter H. Coors	67	Chairman of the Board of the Company, Executive Director of Coors Brewing Company, and Chairman of the Board of MillerCoors LLC
Stewart Glendinning	48	President and Chief Executive Officer of Molson Coors Canada
Gavin Hattersley	51	Chief Financial Officer, Chief Accounting Officer and a Director of MillerCoors LLC
Mark Hunter	51	President and Chief Executive Officer of Molson Coors Europe
Celso White	52	Chief Supply Chain Officer and a Director of MillerCoors LLC
Samuel D. Walker	55	Chief People and Legal Officer, Corporate Secretary, and a Director of MillerCoors LLC
ITEM 1A.    RISK FACTORS
The reader should carefully consider the following risk factors and the other information contained within this document. The risks set forth below are those that management believes are most likely to have a material adverse effect on us. We may also be subject to other risks or uncertainties not presently known to us. If any of the following risks or uncertainties actually occurs, it may have a material adverse effect on our business, results of operations and prospects.
Risks Specific to Our Company
Competition in our markets could require us to reduce prices or increase capital and other expenditures or cause us to lose sales volume, any of which could have a material adverse effect on our business and financial results.    In most of our markets, our primary competitors have substantially greater financial, marketing, production and distribution resources than we do, and are more diverse in terms of their geographies and brand portfolios. In all of the markets in which we operate, aggressive marketing strategies, such as reduced pricing, brand positioning, and increased capital investments by these competitors could have a material adverse effect on our business and financial results. In addition, continuing consolidation among major global brewers may lead to stronger or new competitors, loss of partner brands, negative impacts on our distributor networks and predatory marketing and pricing tactics by competitors. Further, distributor consolidation could have a long-term material adverse effect on our business by diminishing our ability to promote our brands in the market in a manner that enhances rather than diminishes their value, as well as reducing our ability to manage our pricing effectively, which could have a material adverse effect on our business and financial results. These factors could result in lower margins or loss of market share, due to increased pressures for reduced pricing or difficulties in increasing prices while remaining competitive within our markets, as well as the need for increased capital investment, marketing and other expenditures. Moreover, several of our major markets are mature, so growth opportunities may be more limited to us than to our competitors.
Our success as an enterprise depends largely on the success of relatively few products in several mature markets specific to the beer industry; if consumer preferences shift away from our products or consumption of our products decline, our business and financial results could be materially adversely affected.    Our Molson Canadian and Coors Light brands in Canada, Miller Lite and Coors Light brands in the U.S., and Carling, Jelen, Staropramen, and Ozujsko brands in Europe represented more than half of each respective segment's sales in 2013. Additionally, several of our brands represent a significant share of their respective market, therefore volatility in these markets could disproportionately impact the performance of these brands. Consequently, any material shift in consumer preferences away from these brands, or from the categories in which they compete, could have a material adverse effect on our business and financial results. Consumer preferences and tastes may shift away from our brands or beer generally due to, among others, changing taste preferences, demographics, downturn in economic conditions or perceived value, as well as changes in consumers' perception of our brands due to negative publicity, regulatory actions or litigation. Additionally, in our major markets there has been a recent shift in consumer preferences within the total beer market away from premium brands to "craft beer" produced by small, regional microbreweries, as well as a shift within the total alcohol market from beer to wine and spirits. Moreover, several of our major markets are mature and we have significant share, therefore small movements in consumer preference can disproportionately impact our results. As a result, a shift in consumer preferences away from our products could result in a material adverse impact on our business and financial results.
Continued weak, or further weakening of, economic conditions in the markets in which we do business could have a material adverse impact on our business and financial results. Beer consumption in many of our markets is closely tied to general economic conditions and a significant portion of our brand portfolio consists of premium and above premium brands. Difficult macroeconomic conditions in our markets, such as decrease in per capita income and level of disposable income driven by increases to inflation, income taxes, the cost of living, unemployment levels, political or economic instability or other country specific factors could have an adverse effect on the demand for our products.
If the Pentland Trust and the Coors Trust do not agree on a matter submitted to stockholders, generally the matter will not be approved, even if beneficial to us or favored by other stockholders.    Pentland Securities (1981) Inc. (the "Pentland Trust") (a company controlled by the Molson family and related parties) and the Adolph Coors, Jr. Trust (the "Coors Trust"), which together control more than ninety percent of our Class A common stock and Class A exchangeable shares, have voting trust agreements through which they have combined their voting power over the shares of our Class A common stock and the Class A exchangeable shares that they own. In the event that these two stockholders do not agree to vote in favor of a matter submitted to a stockholder vote (other than the election of directors), the voting trustees are required to vote all of the Class A common stock and Class A exchangeable shares deposited in the voting trusts against the matter. There is no other mechanism in the voting trust agreements to resolve a potential deadlock between these stockholders. Therefore, if either the Pentland Trust or the Coors Trust is unwilling to vote in favor of a proposal that is subject to a stockholder vote, we would be unable to implement the proposal even if our board of directors, management or other stockholders believe the proposal is beneficial to us. Similarly, our bylaws require the authorization of a super-majority (two-thirds) of the board of directors to take certain transformational actions. Thus it is possible that the Company will not be authorized to take action even if it is supported by a simple majority of the board of directors.
The interests of the controlling stockholders may differ from those of other stockholders and could prevent the Company from making certain decisions or taking certain actions that would be in the best interest of the other stockholders. Our Class B common stock has fewer voting rights than our Class A common stock and holders of our Class A common stock have the ability to effectively control or have a significant influence over certain company actions requiring stockholder approval, which could have a material adverse impact on Class B stockholders.
Poor investment performance of pension plan holdings and other factors impacting pension plan costs could unfavorably impact our business, liquidity and our financial results.    Our costs of providing defined benefit pension plans are dependent upon a number of factors, such as the rates of return on the plans' assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, exchange rate fluctuations, future government regulation, global equity prices, and our required and/or voluntary contributions to the plans. While we comply with the minimum funding requirements, we have certain qualified pension plans with obligations which exceed the value of the plans' assets. These funding requirements may also require contributions even when there is no reported deficit. Without sustained growth in the pension investments over time to increase the value of the plans' assets, and depending upon the other factors as listed above, we could be required to fund the plans with significant amounts of cash. Such cash funding obligations could have a material adverse impact on our cash flows, credit rating and cost of borrowing, financial position and/or results of operations.
We rely on a small number of suppliers to obtain the packaging we need to operate our business. The inability to obtain materials could unfavorably affect our ability to produce our products.    We purchase certain types of packaging

materials including aluminum cans and bottles, glass bottles and paperboard from a small number of suppliers. Consolidation of the packaging materials suppliers has reduced local supply alternatives and increased risks of supply disruptions. The inability of any of these suppliers to meet our production requirements without sufficient time to develop an alternative source could have a material adverse effect on our business and financial results.
Termination of one or more manufacturer/distribution agreements could have a material adverse effect on our business and financial results.    We manufacture and/or distribute products of other beverage companies through various joint ventures, licensing, distribution, contract brewing or other arrangements. The loss of one or more of these arrangements, as a result of industry consolidation or otherwise, could have a material adverse effect on our business and financial results. For example, subsequent to ABI's acquisition of Grupo Modelo, we entered into an agreement to accelerate the termination of our MMI joint venture that imports, distributes and markets the Modelo beer brand portfolio across all Canadian provinces and territories, which, when consummated, will have an adverse impact on our Canadian volumes. Additionally, Miller Brewing Company (“Miller”) has notified us of its intent to terminate the license agreement between Miller and us in Canada, which, if the termination is upheld or the parties fail to resolve the dispute through negotiation, could have an adverse impact on our Canadian volumes. Further, Tradeteam exclusively handles all of the physical distribution for our products in the U.K., except where a different distribution system is requested by a customer. If Tradeteam were unable to continue distribution of our products and we were unable to find a suitable replacement in a timely manner, we could experience significant disruptions in our U.K. operations that could have an adverse financial impact to our business and financial results.
Changes in tax, environmental or other regulations or failure to comply with existing licensing, trade and other regulations could have a material adverse effect on our business and financial results.    Our business is highly regulated by federal, state, provincial and local laws and regulations in various countries regarding such matters as licensing requirements, trade and pricing practices, labeling, advertising, promotion and marketing practices, relationships with distributors, environmental matters, smoking bans at on-premise locations and other matters. These laws and regulations are subject to frequent re-evaluation, varying interpretations and political debate and inquiries from government regulators charged with their enforcement. Examples of this are the recent changes in the Canadian tax legislation and U.K. statutory tax rate increases. Failure to comply with existing laws and regulations or changes in these laws and regulations or in tax, environmental, excise tax levels imposed or any other laws or regulations could result in the loss, revocation or suspension of our licenses, permits or approvals and could have a material adverse effect on our business, financial condition and results of operations. Additionally, uncertainties exist with respect to the interpretation of complex tax regulations and the amount and timing of future taxable income. Given the wide range of international business relationships and the long-term nature and complexity of existing contractual agreements, differences arising between the actual results and assumptions made, or future changes to such assumptions, could necessitate future adjustments to tax income and expense already recorded. Finally, advocates of prohibition and other severe restrictions on the marketing and sales of alcohol are becoming increasingly organized on a global basis, seeking to impose regulations or to bring actions against us, to curtail substantially the consumption of alcohol, including beer, in developed and developing markets. To the extent such views gain traction in regulations where we do or plan to do business, they could have a material adverse impact on our business and financial results.
Our consolidated financial statements are subject to fluctuations in foreign exchange rates, most significantly the Canadian dollar and the European operating currencies such as, but not limited to, British Pound, Euro, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu, Bulgarian Lev and Hungarian Forint. We hold assets and incur liabilities, earn revenues and pay expenses in different currencies, most significantly in Canada and throughout Europe. Because our financial statements are presented in U.S. Dollars ("USD"), we must translate our assets, liabilities, income and expenses into USD. Increases and decreases in the value of the USD will affect, perhaps adversely, the value of these items in our financial statements, even if their local currency value has not changed. Additionally, we are exposed to currency transaction risks related to transactions denominated in currencies other than one of the functional currencies of our operating entities, such as the purchase of certain raw material inputs or capital expenditures, as well as sales transactions and debt issuances or other incurred obligations. Further, certain actions by the government of any of the countries in which we operate could adversely affect our results and financial position. To the extent that we fail to adequately manage these risks through our risk management policies intended to protect our exposure to currency movements, including if our hedging arrangements do not effectively or completely hedge changes in foreign currency rates, our results of operations may be materially and adversely impacted.
Our operations face significant exposure to changes in commodity prices, which could materially and adversely affect our business and financial results.    We use a large volume of agricultural and other raw materials, some of which are purchased through supply contracts with third parties, to produce our products, including barley, malted barley, hops, corn, other various starches, water and packaging materials, including aluminum cans and bottles, glass and polyethylene terephthalate (“PET”) containers, as well as, cardboard and other paper products. We also use a significant amount of diesel fuel, natural gas and electricity in our operations. The supply and price of these raw materials and commodities can be affected by a number of factors beyond our control, including market demand, alternative sources for suppliers, global geopolitical events (especially as to their impact on crude oil prices and the resulting impact on diesel fuel prices), frosts, droughts and other weather conditions, economic factors affecting growth decisions, inflation, plant diseases and theft. To the extent any of the foregoing factors affect the prices of ingredients or packaging or our hedging arrangements do not effectively or completely hedge changes in commodity price risks and we are not able to pass these increased costs along to customers, our financial results could be materially adversely impacted.
The success of our business relies heavily on brand image, reputation, product quality and protection of intellectual property.    It is important that we maintain and increase the image and reputation of our existing products. Concerns about product quality, even when unsubstantiated, could be harmful to our image and reputation of our products. Deterioration to our brand equity may be difficult to combat or reverse and could have a material effect on our business and financial results. In addition, because our brands carry family names, personal activities by certain members of the Molson or Coors families that harm their public image or reputation could have an adverse effect on our brands. Further, the success of our Company is dependent on our ability to protect our intellectual property rights, including trademarks, patents, domain names, trade secrets and know-how. We cannot be certain that the steps we have taken to protect our intellectual property rights will be sufficient or that third parties will not infringe upon or misappropriate these rights. If we are unable to protect our intellectual property rights, it could have a material adverse effect on our business and financial results.
Due to a high concentration of unionized workers in Canada, the United Kingdom, and at MillerCoors in the U.S., we could be significantly affected by labor strikes, work stoppages or other employee-related issues.    Approximately 60%, 36% and 26% of our Canadian, MillerCoors and U.K. workforces, respectively, are represented by trade unions. In addition, a number of our Central European employees are represented by trade councils. Stringent labor laws in the U.K. expose us to a greater risk of loss should we experience labor disruptions in that market. A labor strike, work stoppage or other employee-related issue could have a material adverse effect on our business and financial results.
Changes to the regulation of the distribution systems for our products could adversely impact our business and financial results.    In our U.S. market, there is a three-tier distribution system that has historically applied to the distribution of products sold through MillerCoors (including our non-U.S. products). That system is increasingly subject to the legal challenges on the basis that it allegedly interferes with interstate commerce. To the extent that such challenges are successful and require changes to the three-tier system, such changes could have a materially adverse impact on MillerCoors and, consequently, MCBC. Further, in Canada, our products are required to be distributed through each province's respective provincial liquor board. Additionally, in certain provinces, we rely on our joint venture arrangements, such as BRI in Ontario and BDL in the Western provinces, to distribute our products via retail outlets that are mandated and regulated by provincial government regulators. If provincial regulation should change, the costs to adjust our distribution methods could have a material adverse impact on our business and financial results.
Changes in various supply chain standards or agreements could have a material adverse impact on our business and financial results.    Our business includes various joint venture and industry agreements which standardize parts of the supply chain system. An example includes our warehousing and customer delivery systems organized under joint venture agreements with other brewers. Any negative change in these agreements could have a material adverse impact on our business and financial results.
Because of our reliance on third-party service providers and internal and outsourced systems for our information technology and certain other administrative functions, we could experience a disruption to our business.    We rely exclusively on information services providers worldwide for our information technology functions including network, help desk, hardware and software configuration. We also have outsourced a significant portion of work associated with our finance and accounting, human resources and other information technology functions to third-party service providers. If one of these service providers was to fail and we were unable to find a suitable replacement in a timely manner, we could be unable to properly administer our outsourced functions. Additionally, our internal and outsourced systems may also be the target of outside parties attempting to breach our security, which, if successful, could expose us to the loss of key business or employee information and disruption of our operations.
We may incur impairments of the carrying value of our goodwill and other intangible assets.    In connection with various business combinations, we have allocated material amounts of the related purchase prices to goodwill and other intangible assets that are considered to have indefinite useful lives. These assets are tested for impairment at least annually, using estimates and assumptions affected by factors such as economic and industry conditions and changes in operating performance. Additionally, in conjunction with the brand impairment tests, we also reassess each brand's indefinite-life classification. Potential resulting charges from an impairment of goodwill or brand intangible, as well as reclassification of an indefinite-lived to a definite-lived brand intangible, could have a material adverse impact on our results of operations. Our most recent impairment analysis, conducted as of June 30, 2013, the first day of our third quarter, indicated that the fair value of our Europe and Canada reporting units were close to failing step one of the goodwill impairment test. The fair value of the Europe and Canada reporting units were estimated at approximately 11% and 16% in excess of their carrying values, respectively. In addition, we determined that the fair value of our Jelen and Ostravar indefinite-lived brand intangible assets within our Europe segment were below their respective carrying values as of June 30, 2013. As a result, we recorded an aggregate impairment charge of $150.9 million recorded within special items in our consolidated statements of operations during the third quarter of 2013. The aggregate fair value of the Jelen, Ozujsko and Branik indefinite-lived brands in Europe, at the valuation date, was estimated at approximately 1% in excess of the aggregate carrying value. Further, the fair value of the Molson core brands was estimated at approximately 10% in excess of its carrying value. The Europe and Canada reporting units, and the Jelen, Ozujsko and Branik brands in Europe and Molson core brands in Canada, are therefore at risk of a future impairment in the event of significant unfavorable changes in the forecasted cash flows (including significant delays in projected macroeconomic recovery or prolonged adverse economic conditions), terminal growth rates, market transaction multiples and/or weighted-average cost of capital utilized in the discounted cash flow analysis. We have also identified risks related to the possible termination of our license agreement with Miller in Canada, which resulted in an impairment of our related definite-lived intangible asset during the fourth quarter 2013. Additionally, the results of our annual testing determined that the indefinite-life classification could no longer be supported for the Ostravar brand. The Ostravar brand has therefore been reclassified as a definite-lived intangible asset and the remaining fair value of the asset will be amortized over its estimated remaining life. Any future impairment of the Jelen, Ozujsko, Branik, Molson or other brands, or reclassification of additional brands from indefinite-lived to definite-lived, may result in material charges that could have a material adverse impact on our business and financial results.
Climate change and water availability may negatively affect our business and financial results.    There is concern that a gradual increase in global average temperatures could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. While warmer weather has historically been associated with increased sales of beer, changing weather patterns could result in decreased agricultural productivity in certain regions which may limit availability or increase the cost of key agricultural commodities, such as hops, barley and other cereal grains, which are important ingredients for our products. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs and may require us to make additional investments in facilities and equipment. As a result, the effects of climate change could have a long-term, material adverse impact on our business and financial results. Clean water is a limited resource in many parts of the world and climate change may increase water scarcity and cause a deterioration of water quality in areas where we maintain brewing operations. The competition for water among domestic, agricultural and manufacturing users is increasing in some of our brewing communities. Even where water is widely available, water purification and waste treatment infrastructure limitations could increase costs or constrain our operations.
Failure to successfully identify, complete or integrate attractive acquisitions and joint ventures into our existing operations could have an adverse impact on our business and financial results. We have made a number of acquisitions and entered into several joint ventures. In order to compete in the consolidating global brewing industry, we anticipate that we may, from time to time, in the future acquire additional businesses or enter into additional joint ventures that we believe would provide a strategic fit with our business. Potential issues associated with acquisitions and joint ventures could include, among other things: our ability to identify attractive acquisitions and joint ventures; our ability to offer potential acquisition targets and joint ventures competitive transaction terms; our ability to realize the benefits or cost savings that we expect to realize as a result of the acquisition or joint venture; diversion of management's attention; our ability to successfully integrate our businesses with the business of the acquired company; motivating, recruiting and retaining key employees; conforming standards, controls, procedures and policies, business cultures and compensation structures among our company and the acquired company; consolidating and streamlining sales, marketing and corporate operations; potential exposure to unknown liabilities of acquired companies; loss of key employees and customers of the acquired business; and managing tax costs or inefficiencies associated with integrating our operations following completion of an acquisition or entry into a joint venture. If an acquisition or joint venture is not successfully completed or integrated into our existing operations, our business and financial results could be materially adversely impacted.
Risks associated with operating our joint ventures may materially adversely affect our business and financial results. We have entered into several joint ventures, including our MillerCoors joint venture in the United States and Puerto Rico with SABMiller. We may enter into additional joint ventures in the future. Our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with our goals or with the goals of the joint venture. In addition, we compete against our joint venture partners in certain of our other markets. Disagreements with our business partners may impede our ability to maximize the benefits of our partnerships and could have a material adverse effect on our business and financial results. Our joint venture arrangements may require us, among other matters, to pay certain costs or to make certain capital investments or to seek our joint venture partner's consent to take certain actions. In addition, our joint venture partners may be unable or unwilling to meet their economic or other obligations under the operative documents, and we may be required to either fulfill those obligations alone to ensure the ongoing success of a joint venture or to dissolve and liquidate a joint venture. For example, in December 2013 we sold our interest in our MC Si'hai joint venture in China, following the failure of our partner to meet its obligations in 2012. Additionally, we have entered into an agreement to accelerate the termination of our MMI joint venture that imports, distributes and markets the Modelo beer brand portfolio across all Canadian provinces and territories, which, when consummated, will have an adverse impact on our Canadian volumes and financial results.
We depend on key personnel, the loss of whom would harm our business. The loss of the services and expertise of any key employee could harm our business. Our future success depends on our ability to identify, attract and retain qualified personnel on a timely basis. Turnover of senior management can adversely impact our stock price, our results of operations and our client relationships and may make recruiting for future management positions more difficult. In addition, we must successfully integrate any new management personnel that we hire within our organization, or who join our organization as a result of an acquisition, in order to achieve our operating objectives, and changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business.
Our operations outside of North America and the U.K. expose us to additional risks which could harm our business and financial results. We expect our operations outside of North America and the U.K. to become more significant to our operating results as we continue to further expand internationally. In certain of these markets, we have limited operating experience and may not succeed. In addition to risks described elsewhere in this section, our operations in these markets expose us to additional risks, including: changes in local political, economic, social and labor conditions; restrictions on foreign ownership and investments; repatriation of cash earned in countries outside the U.S.; import and export requirements; increased costs to ensure compliance with complex foreign laws and regulations; currency exchange rate fluctuations; a less developed and less certain legal and regulatory environment, which among other things can create uncertainty with regard to liability issues; longer payment cycles, increased credit risk and higher levels of payment fraud; and other challenges caused by distance, language, and cultural differences.
In addition, as a global company, we are subject to foreign and U.S. laws and regulations designed to combat governmental corruption, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries and a materially negative impact on our brands and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these foreign and U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, there can be no assurance that our employees, business partners or agents will not violate our policies.
Loss of a major brewery or other key facility, due to unforeseen or catastrophic events or otherwise, could have a material adverse impact on our business and financial results. Our business and financial results could be materially adversely impacted by physical risks such as earthquakes, hurricanes, floods, other natural disasters or catastrophic events that damage or destroy one of our breweries or key facilities or the key facilities of our suppliers. Additionally, certain catastrophes are not covered by our general insurance policies, which could result in significant unrecoverable losses. In addition, our business and results of operations could be adversely impacted by under-investment in physical assets or production capacity, including contract brewing and effect on priority of MCBC brands if production capacity is limited.
Failure to comply with our debt covenants or a deterioration in our credit rating could have an adverse effect on our ability to obtain future financing at competitive rates and/or our ability to refinance our existing indebtedness. Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions and transfers of assets. Failure to comply with these restrictions or maintain our credit rating may result in issues with our current financing structure and potential future financing requirements. A deterioration in our credit rating could also affect our ability to obtain future financing or refinance our current debt, as well as increase our borrowing rates, which could have an adverse impact on our business and financial results.
Risks Specific to the Canada Segment
We may experience adverse impacts to our Canada business and financial results due to declines in the overall Canadian beer industry, continued price discounting, increased cost of goods sold and higher taxes.    If the Canadian beer market continues to decline, the impact to our financial results could be exacerbated due to our significant share of the overall market. Additionally, continuation, acceleration or the increase of price discounting, in Ontario, Québec, Alberta or other provinces, as well as increases in our cost of goods sold, could adversely impact our business. Further, changes in the Canadian tax legislation, such as the recent increase in beer excise taxes in Quebec, could decrease our net sales. Moreover, the future success and earnings growth of the Canada business depends, in part, on our ability to efficiently conduct our operations. Failure to generate significant cost savings and margin improvement through our ongoing initiatives could adversely affect our profitability.

In the event that we are required to move away from the industry standard returnable bottle we use today, we may incur unexpected losses. Along with ABI and other brewers in Canada, we currently use an industry standard returnable bottle which represents more than 43% of total volume sales (excluding imports) in Canada. Changes to the Industry Standard Bottle Agreement could impact our use of the industry standard returnable bottle. If we cease to use the industry standard returnable bottle, our current bottle inventory and a portion of our bottle packaging equipment could become obsolete and could result in a material write-off of these assets.
Risks Specific to the United States Segment and MillerCoors
We do not fully control the operations and administration of MillerCoors, which represents our interests in the U.S. beer business.    We jointly control MillerCoors with SABMiller and hold a 42% economic interest in the joint venture. While we direct the MillerCoors business through our equal representation on its board of directors (along with SABMiller) and otherwise impact its business activities through our ongoing communication and oversight, MillerCoors’ management is responsible for the day-to-day operation of the business. As a result, we do not have full control over MillerCoors’ activities. Our results of operations are dependent upon the efforts of MillerCoors management, our ability to govern the joint venture effectively with SABMiller and factors beyond our control that may affect SABMiller. Additionally, our disclosure controls and procedures with respect to MillerCoors are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries. Each party to the MillerCoors joint venture agreed not to transfer its economic or voting interests in the joint venture for a period of five years from July 1, 2008. With the expiration of the restriction in 2013, both parties to the joint venture are now able to transfer their economic and voting interest. Certain rights of first refusal will apply to any assignment of such interests. Any transfer of ownership interest could have a significant impact on our results of operations and financial position, as well as our ongoing internal and external business relationships.
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
Risks Specific to the Europe Segment
We may not recognize the benefits of the Acquisition. We may not realize the expected benefits of the Acquisition because of integration difficulties and other challenges. The long-term success of the Acquisition will depend, in part, on our ability to realize all or some of the anticipated synergies and other benefits from integrating Central Europe's business with our existing businesses. The integration process may be complex, costly and time-consuming.
The difficulties of recognizing the potential benefits of the Acquisition include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating manufacturing, logistics, information, procurement, communications and other systems;

•	possible inconsistencies in standards, controls, procedures and policies, and compensation structures between
Central Europe's structure and our structure;

•	failure to retain key customers and suppliers;

•	unanticipated changes in applicable laws and regulations;

•	operating risks inherent in Central Europe's business and our business;

•	unanticipated issues, expenses and liabilities.
We may not be able to maintain the levels of revenue, earnings or operating efficiency that each of Molson Coors and Central Europe had achieved or might achieve separately. In addition, we may not accomplish the integration of Central Europe's business smoothly, successfully or within the anticipated costs or timeframe. Moreover, the markets in which Central Europe operates may not experience the growth rates expected and any further economic downturn affecting Europe could negatively impact Central Europe's business. These markets are in differing stages of development and may experience more volatility than expected or face more operating risks than in the more mature markets in which Molson Coors has historically operated. If we experience difficulties with the integration process or if the Central Europe business or the markets in which it operates deteriorate, the anticipated cost savings, growth opportunities and other synergies of the Acquisition may not be realized fully, or at all, or may take longer to realize than expected. In such case, our business and financial results may be materially adversely impacted.

Economic trends and intense competition in European markets could unfavorably impact our profitability. Our European businesses have been and may continue to be adversely affected by conditions in the global financial markets and economic and political conditions generally. As a result of our annual impairment testing, we determined that the fair value of our Jelen and Ostravar indefinite-lived brand intangible assets were below their respective carrying values as of June 30, 2013. As a result, we recorded an impairment charge in the third quarter of 2013. The decline in fair value of these brands was due, in part, to the continued weakening of the current macro-economic environment in certain European markets. Our impairment testing also indicated risk of additional future impairments of Jelen and other indefinite-lived intangible brands sold in these markets. Additionally, we face intense competition in certain of our European markets, particularly with respect to price, which could lead to reduced sales or profitability. In particular, the on-going focus by large competitors in Europe to drive increased market share through aggressive pricing strategies could adversely affect our sales and results of operations. In addition, in recent years, beer volume sales in Europe have been shifting from pubs and restaurants (on-premise) to retail stores (off-premise), for the industry in general. Margins on sales to off-premise customers tend to be lower than margins on sales to on-premise customers, and, as a result, continuation or acceleration of these trends would further adversely impact our profitability.
In the event that a significant pub chain was to go bankrupt, or experience similar financial difficulties, our business and financial results could be materially adversely impacted.    We extend credit to pub chains in the U.K., and in some cases the amounts are significant. The continuing challenging economic environment in the U.K. has caused business at on-premise outlets to decrease since late 2008, and some pub chains may face increasing financial difficulty, if economic conditions do not improve. In the event that one or more significant pub chains were to be unable to pay amounts owed to us as a result of bankruptcy or similar financial difficulties, our business and financial results could be materially adversely impacted.
Risks Specific to the Molson Coors International Segment
An inability to expand our operations in emerging markets could adversely affect our growth prospects. Our ability to grow our MCI segment in emerging markets depends on social, economic and political conditions in those markets and on our ability to create effective product distribution networks and consumer brand awareness in new markets. Due to product price, local competition from competitors that are larger and have more resources than we do and cultural differences, there is no assurance that our products will be accepted in any particular emerging market. If we are unable to expand our businesses in emerging markets, our growth prospects could be adversely affected.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
As of December 31, 2013, our major facilities were owned (unless otherwise indicated) and are as follows:

Facility	Location	Character
Canada Segment
Administrative offices	Montréal, Québec	Corporate Headquarters
	Toronto, Ontario	Canada Segment Headquarters
	Vancouver, British Columbia	Granville Island Brewing Head Office
Brewery/packaging plants	Creemore, Ontario	Brewing and packaging
	Moncton, New Brunswick	Brewing and packaging
	Montréal, Québec(1)	Brewing and packaging
	St John's, Newfoundland	Brewing and packaging
	Toronto, Ontario(1)	Brewing and packaging
	Vancouver, British Columbia(2)	Brewing and packaging
Distribution warehouses	Québec Province(3)	Distribution centers
	Rest of Canada(4)	Distribution centers
Europe Segment
Administrative offices	Prague, Czech Republic	Europe Segment Headquarters
Brewery/packaging plants	Alton Brewery, Hampshire, U.K.(1)	Brewing and packaging
	Apatin, Serbia(1)	Brewing and packaging
	Bőcs, Hungary	Brewing and packaging
	Burton-on-Trent, Staffordshire, U.K.(1)	Brewing and packaging
	Haskovo, Bulgaria	Brewing and packaging
	Niksic, Montenegro	Brewing and packaging
	Ostrava, Czech Republic	Brewing and packaging
	Ploiesti, Romania(1)	Brewing and packaging
	Plovdiv, Bulgaria	Brewing and packaging
	Prague, Czech Republic(1)	Brewing and packaging
	Sharp's Brewery, Cornwall, U.K.	Brewing and packaging
	Tadcaster Brewery, Yorkshire, U.K.	Brewing and packaging
	Zagreb, Croatia	Brewing and packaging
Malting/grain silos	Burton-on-Trent, Staffordshire, U.K.	Malting facility
Distribution warehouses	Europe(5)	Distribution centers
MCI Segment
Brewery/packaging plants	Patna, India	Brewing and packaging

(1)
Montréal and Toronto breweries collectively account for approximately 78% of our Canada production. The Burton-on-Trent, Alton, Apatin, Prague and Ploiesti breweries collectively account for approximately 67% of our Europe production.

(2)	We own one and lease one brewing and packaging facility in Vancouver, British Columbia.

(3)	We own 10 distribution centers, lease four additional distribution centers, lease seven cross docks, lease one warehouse and lease one parking facility in the Québec Province.

(4)	We own one and lease eight warehouses throughout Canada, excluding the Québec Province.

(5)	We own 16 distribution centers, lease 16 additional distribution centers, own 4 warehouses and lease 4 additional warehouses throughout Europe.

We also lease offices in Colorado, the location of our Corporate headquarters, as well as within various international countries in which our MCI segment operates. We believe our facilities are well maintained and suitable for their respective operations. In 2013, our operating facilities were not capacity constrained.
ITEM 3.    LEGAL PROCEEDINGS
In December 2012, Miller Brewing Company (“Miller”) orally informed us of its intent to terminate the license agreement between Miller and us whereby we have exclusive rights to distribute certain Miller products in Canada (the “License Agreement”) including Miller Lite, Miller High Life, Milwaukee's Best, Mickey's, Olde English, Miller Genuine Draft, and Miller Chill. Miller alleges that we failed to meet certain volume sales targets under the License Agreement. We do not believe Miller has any right under the License Agreement or otherwise to terminate the License Agreement. We filed a lawsuit in Ontario, Canada (Molson Canada 2005 v. Miller Brewing Company, Sup. Ct. of Justice-Ontario, CV-12-470589) seeking an injunction preventing Miller from terminating the License Agreement and ordering Miller to abide by its contractual terms. On January 18, 2013, Miller sent written notice to us purporting to terminate the License Agreement. On June 20, 2013, we were granted an injunction preventing Miller's termination of the License Agreement, pending a trial on the merits, originally scheduled for December 2013. During December 2013, upon completion of discovery and exchange of affidavits, both parties requested an extension of the trial and entered into private settlement discussions.
Should settlement negotiations fail to result in an agreeable outcome for both parties, the litigation will proceed to trial where we would intend to vigorously assert and defend our rights in this lawsuit. At this time we are unable to predict the outcome of this matter or the impact, if any, of an adverse outcome on our business and results of operations, including any possible future asset impairment. We recognized net sales related to the License Agreement of $92.3 million, $98.0 million and $110.6 million for the fiscal years of 2013, 2012 and 2011, respectively. As of December 31, 2013, we had a definite-lived intangible asset related to the License Agreement with a carrying value of approximately $38.6 million (CAD $41.0 million) and a remaining life of three years reflective of the impairment charge and accelerated life discussed in Part II—Item 8 Financial Statements and Supplementary Data, Note 19, "Commitments and Contingencies" of the Notes for additional information.
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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock and Class B common stock trade on the New York Stock Exchange under the symbols "TAP A" and "TAP," respectively. In addition, the Class A exchangeable shares and Class B exchangeable shares of our indirect subsidiary, Molson Coors Canada Inc., trade on the Toronto Stock Exchange under the symbols "TPX.A" and "TPX.B," respectively. The Class A and B exchangeable shares are a means for shareholders to defer tax in Canada and have substantially the same economic and voting rights as the respective common shares. The exchangeable shares can be exchanged for our Class A or B common stock at any time and at the exchange ratios described in the Merger documents, and receive the same dividends. At the time of exchange, shareholders' taxes are due. The exchangeable shares have voting rights through special voting shares held by a trustee.
The approximate number of record security holders by class of stock at February 7, 2014, is as follows:

Title of class	Number of record security holders
Class A common stock, $0.01 par value	25
Class B common stock, $0.01 par value	3,004
Class A exchangeable shares	252
Class B exchangeable shares	2,629
The following table sets forth the high and low sales prices per share of our Class A common stock for each fiscal quarter of 2013 and 2012 as reported by the New York Stock Exchange, as well as dividends paid in such fiscal quarter.

	High	Low	Dividends
2013
First quarter	$49.03	$41.75	$0.32
Second quarter	$52.88	$48.00	$0.32
Third quarter	$53.26	$46.94	$0.32
Fourth quarter	$55.72	$50.20	$0.32
2012
First quarter	$45.74	$42.80	$0.32
Second quarter	$45.80	$38.50	$0.32
Third quarter	$46.30	$40.53	$0.32
Fourth quarter	$45.50	$40.31	$0.32

The following table sets forth the high and low sales prices per share of our Class B common stock for each fiscal quarter of 2013 and 2012 as reported by the New York Stock Exchange, as well as dividends paid in such fiscal quarter.

	High	Low	Dividends
2013
First quarter	$49.28	$41.26	$0.32
Second quarter	$53.35	$46.95	$0.32
Third quarter	$53.70	$47.17	$0.32
Fourth quarter	$56.49	$49.43	$0.32
2012
First quarter	$45.99	$41.96	$0.32
Second quarter	$45.91	$37.96	$0.32
Third quarter	$46.35	$39.88	$0.32
Fourth quarter	$45.19	$39.46	$0.32
The following table sets forth the high and low sales prices per share of our Class A exchangeable shares for each fiscal quarter of 2013 and 2012 as reported by the Toronto Stock Exchange, as well as dividends paid in such fiscal quarter.

	High		Low		Dividends
2013
First quarter	CAD	52.10	CAD	41.86	$0.32
Second quarter	CAD	54.00	CAD	48.86	$0.32
Third quarter	CAD	54.66	CAD	52.04	$0.32
Fourth quarter	CAD	59.09	CAD	51.01	$0.32
2012
First quarter	CAD	45.50	CAD	42.64	$0.32
Second quarter	CAD	43.00	CAD	39.05	$0.32
Third quarter	CAD	47.00	CAD	40.00	$0.32
Fourth quarter	CAD	44.09	CAD	39.77	$0.32
The following table sets forth the high and low sales prices per share of our Class B exchangeable shares for each fiscal quarter of 2013 and 2012 as reported by the Toronto Stock Exchange, as well as dividends paid in such fiscal quarter.

	High		Low		Dividends
2013
First quarter	CAD	50.50	CAD	41.01	$0.32
Second quarter	CAD	54.69	CAD	49.25	$0.32
Third quarter	CAD	55.49	CAD	50.00	$0.32
Fourth quarter	CAD	59.75	CAD	51.06	$0.32
2012
First quarter	CAD	46.32	CAD	42.26	$0.32
Second quarter	CAD	45.50	CAD	39.52	$0.32
Third quarter	CAD	45.00	CAD	39.01	$0.32
Fourth quarter	CAD	44.50	CAD	39.60	$0.32

PERFORMANCE GRAPH
The following graph compares our cumulative total stockholder return over the last five fiscal years with the Standard and Poor's 500 Index® ("S&P 500"), and a customized index including MCBC, SABMiller, ABI, Carlsberg, Heineken and Asahi (the "Peer Group"). We have used a weighted-average based on market capitalization to determine the return for the Peer Group. The graph assumes $100 was invested on December 26, 2008 (the last trading day of our fiscal year 2008) in our Class B common stock, the S&P 500 and the Peer Group, and assumes reinvestment of all dividends.
Molson Coors Brewing Company

	At Fiscal-Year End
	2008	2009	2010	2011	2012	2013
Molson Coors	$100.00	$96.97	$113.40	$99.80	$100.94	$133.62
S&P 500	$100.00	$132.23	$150.54	$153.86	$175.50	$226.57
Peer Group(1)	$100.00	$184.22	$214.46	$218.82	$296.07	$338.68

(1)
The Peer Group represents the weighted-average based on market capitalization of the common stock of MCBC, SABMiller, ABI, Carlsberg, Heineken and Asahi. These securities are traded on various exchanges throughout the world. Modelo was removed from the peer group, as it was acquired during 2013 by ABI.

Dividends
On February 13, 2014, we declared an increased regular quarterly dividend of $0.37 per share, payable March 17, 2014, to Class A and Class B shareholders of record on February 28, 2014. This dividend represents a 16% increase from the most recent quarter’s dividend of $0.32 per share. In addition, Molson Coors Canada Inc. (TSX: TPX.B, TPX.A), declared a quarterly dividend of the Canadian dollar equivalent of $0.37 per share using the February 13, 2014 noon spot exchange rate as reported by the Bank of Canada, payable March 17, 2014, to Class A exchangeable and Class B exchangeable shareholders of record on February 28, 2014.

Issuer Purchases of Equity Securities
In 2011, we announced that our Board of Directors approved and authorized a program to repurchase up to $1.2 billion of our Class A and Class B common stock in the open market or in privately negotiated transactions. The number, price, and timing of the repurchases will be at our sole discretion and will be evaluated depending on market conditions, liquidity needs or other factors. Our Board of Directors may suspend, modify, or terminate the program at any time without prior notice. We did not make any share repurchases during the three months ended December 31, 2013.
ITEM 6.    SELECTED FINANCIAL DATA
The table below summarizes selected financial information for the five years ended December 31, 2013. For further information, refer to our consolidated financial statements and notes thereto presented under Part II—Item 8 Financial Statements and Supplementary Data.

	2013(1)	2012(1)(2)	2011(1)	2010(1)	2009(1)
	(In millions, except per share data)
Consolidated Statements of Operations:
Net sales	$4,206.1	$3,916.5	$3,515.7	$3,254.4	$3,032.4
Income from continuing operations attributable to MCBC	$565.3	$441.5	$674.0	$668.1	$729.4
Income from continuing operations attributable to MCBC per share:
Basic	$3.09	$2.44	$3.65	$3.59	$3.96
Diluted	$3.07	$2.43	$3.62	$3.57	$3.92
Consolidated Balance Sheets:
Total assets	$15,580.1	$16,212.2	$12,423.8	$12,697.6	$12,021.1
Current portion of long-term debt and short-term borrowings	$586.9	$1,245.6	$46.9	$1.1	$300.3
Long-term debt	$3,213.0	$3,422.5	$1,914.9	$1,959.6	$1,412.7
Other information:
Dividends per share of common stock	$1.28	$1.28	$1.24	$1.08	$0.92

(1)
On November 14, 2013, our Board of Directors approved a resolution to change MCBC's fiscal year from a 52/53 week fiscal year to a calendar year. As such, our 2013 fiscal year was extended from December 28, 2013 to December 31, 2013, with subsequent fiscal years beginning on January 1 and ending on December 31 of each year. The impact of the three additional days in fiscal year 2013 is immaterial to the consolidated financial statements. Fiscal year 2011 contained 53 weeks whereas fiscal years 2009, 2010, and 2012 contained 52 weeks. Fiscal year 2013 included three additional days beyond 52 weeks due to the above mentioned fiscal year change.

(2)
Reflects activity as a result of our acquisition of StarBev Holdings S.a.r.l. on June 15, 2012. See Part II—Item 8 Financial Statements and Supplementary Data, Note 3, "Acquisition of StarBev" of the Notes for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided to assist in understanding our company, operations and current business environment and should be considered a supplement to, and read in conjunction with, the accompanying consolidated financial statements and notes included within Part II—Item 8 Financial Statements and Supplementary Data, as well as the discussion of our business and related risk factors in Part I—Item 1 Business and Part I—Item 1A Risk Factors, respectively,
On November 14, 2013, our Board of Directors approved a resolution to change MCBC's fiscal year from a 52/53 week fiscal year to a calendar year. As such, our current fiscal year was extended from December 28, 2013, to December 31, 2013, with subsequent fiscal years beginning on January 1 and ending on December 31 of each year. Beginning January 1, 2014, quarterly results will be for the three month periods ending March 31, June 30, September 30 and December 31. We are not required to file a transition report because this change is not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or Rule 15d-10 of the Securities Exchange Act of 1934, as amended, as the new fiscal year commences within seven days of the prior fiscal year and the new fiscal year commences with the end of the prior fiscal year. This change aligns our fiscal year and interim reporting periods with our Central Europe business and MillerCoors, which are already following a monthly fiscal reporting calendar as noted below. Unless otherwise indicated, (a) all $ amounts are in U.S. Dollars ("USD"), (b) comparisons are to comparable prior periods, and (c) 2013 refers to the period from December 30, 2012 through December 31, 2013, 2012 refers to the 52 weeks ended on December 29, 2012, and 2011 refers to the 53 weeks ended on December 31, 2011. The impact of the three additional days in fiscal year 2013 is immaterial to the consolidated financial statements.
Central Europe and MillerCoors follow a monthly reporting calendar. For Central Europe, 2013 refers to the 12 months ended December 31, 2013 and 2012 refers to the period from the Acquisition date of June 15, 2012, through December 31, 2012. For MillerCoors, 2013, 2012 and 2011 refer to the 12 months ended December 31, 2013, December 31, 2012, and December 31, 2011, respectively.
In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America ("U.S. GAAP"), we also present pretax and after-tax "underlying income," "underlying income per diluted share," "underlying effective tax rate," and "underlying free cash flow," which are non-GAAP measures and should be viewed as supplements to (not substitutes for) our results of operations presented under U.S. GAAP. We also present underlying earnings before interest, taxes, depreciation, and amortization ("underlying EBITDA") as a non-GAAP measure. Our management uses underlying income, underlying income per diluted share, underlying EBITDA, underlying effective tax rate and underlying free cash flow as measures of operating performance to assist in comparing performance from period to period on a consistent basis; as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; and in communications with the board of directors, stockholders, analysts and investors concerning our financial performance. We believe that underlying income, underlying income per diluted share, underlying EBITDA, underlying effective tax rate and underlying free cash flow performance are used by and are useful to investors and other users of our financial statements in evaluating our operating performance because they provide an additional tool to evaluate our performance without regard to special and non-core items, such as acquisition-related costs, which can vary substantially from company to company depending upon accounting methods and book value of assets and capital structure. We have provided reconciliations of all non-GAAP measures to their nearest U.S. GAAP measures.
In addition to the non-GAAP measures noted above, we have certain operational measures, such as sales-to-retailers (“STRs”) and sales-to-wholesalers (“STWs”), which we believe are important metrics. STR is a metric that we use in our U.S. business to reflect the sales from our operations to our direct customers, generally wholesalers. The STW metric is important because it gives an indication of the amount of beer and adjacent products that we have produced and shipped to customers. STR is a metric that we use in our Canada and U.S. businesses to refer to sales closer to the end consumer than STWs, which generally means sales from our wholesalers or our company to retailers, who in turn sell to consumers. The STR metric is important because, unlike STWs, it provides the closest indication of the performance of our brands in relation to market and competitor sales trends.
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

In 2013, we sharpened our focus on generating a higher return on our invested capital, managing our working capital and ensuring a greater return on investment for our shareholders. We grew net income from continuing operations attributable to MCBC, underlying after-tax earnings and EBITDA and exceeded our targets for cost savings, cash generation and debt reduction. Our U.S. business improved results, especially late in the year. Europe performed well in a difficult environment, Canada continued to face challenges, and our international business made significant progress toward its goal of profitability by 2016. Particular challenges included Miller Lite in the U.S. and Coors Light in Canada, along with commercial performance in Serbia. Nonetheless, our focus on building our core brands, growing the above-premium segment of our portfolio, and driving sales revenue from innovation was instrumental in delivering these results. Coors Light grew more than 30% in the U.K., where it is now our second largest brand. and it is growing even faster in Mexico and our Latin American markets. Coors Light also gained segment share in the U.S., but declined in Canada and will be a focus for 2014. Carling, the U.K.’s number one brand, reaffirmed its leading position by growing both volume and share in a soft U.K. market. Molson Canadian brand increased both volume and share in Canada in 2013. Meanwhile, Coors Banquet achieved its seventh year of growth in the U.S. and has sold ahead of expectations across Canada following its launch there in the 3rd quarter. Staropramen grew share in its home market, Czech Republic, and grew volume strong double digits in the rest of our European business. Our brands continue to increase market share in Croatia and Czech Republic and grew market share in Bulgaria for the full year and in Romania for the second half of the year. We lost market share in both Serbia and Hungary during 2013. The loss of share in Serbia is being addressed by a new management team, and the loss in Hungary was planned, as we gave up low-margin private label production. Our above-premium brands grew volume at a double-digit rate globally, contributing to mix-related net sales per hectoliter growth of 1.4% in the U.S. and 1% in Europe, on a comparable basis, in local currency. We continue to make progress in the craft sector through Tenth and Blake in the U.S. and Six Pints in Canada. As a result, we accounted for 29% of craft beer growth in the U.S. and saw our Six Pints volume in Canada increase nearly 13% in 2013. Finally, our innovation pipeline had its best year so far and delivered nearly 6% of global net sales. Our focus on innovation remains a top priority as we extend the reach of our portfolio to bring in new consumers to our brands. In summary, our overall brand performance was strong, and strategically we are gaining momentum in the areas that will have the most impact on our financial results as markets begin to improve.
2013 Financial Highlights:

•
Net income from continuing operations attributable to MCBC of $565.3 million, or $3.07 per diluted share, increased 28.0% from a year ago, due to cycling of financing and acquisition costs incurred in 2012 related to the Acquisition, lower income taxes and an increase in earnings from our Europe segment operations, offset by an increase in special charges, primarily due to non-cash impairments of intangible assets and restructuring charges incurred in 2013. Additionally, underlying after-tax income of $727.1 million, or $3.95 per diluted share, increased 2.3% and underlying EBITDA increased 5.1% compared to 2012, primarily due to an increase in underlying earnings in Europe and the U.S., partially offset by lower underlying income in Canada, due to lower volumes. Our underlying income excludes some special and other non-core gains, losses and expenses that net to a $210.9 million pretax charge, as explained below.

•
Worldwide beer volume for MCBC in 2013 increased 8.5% compared to 2012, primarily due to including the results of our Central Europe operations, as well as increased volumes in the U.K., partially offset by lower volumes in Canada and the U.S. Additionally, total-company net sales increased 7.4% compared to 2012, primarily due to including a full year of results from our Central Europe operations, positive pricing in Europe, partially offset by lower volumes and unfavorable foreign exchange rate changes in Canada.

•
We generated cash flow from operating activities of $1,168.2 million, representing an 18.8% increase from $983.7 million in 2012 and a 34.6% increase from $868.1 million in 2011. Underlying free cash flow in 2013 was $892.0 million, compared to $864.7 million in 2012, representing an increase of 3.2% from 2012. These increases in operating cash flow and underlying free cash flow are driven by higher net income, adjusted for increased non-cash impairments and other non-cash add-backs. Additionally, increased operating cash flows are primarily driven by an increased focus on managing working capital, particularly in Canada and Europe, along with lower cash paid for interest, partially offset by higher tax payments and pension contributions.

•
We decreased our total outstanding debt balances by $868.2 million during the year, primarily due to the repayment of our $575 million convertible notes, as well as the €500 million convertible note (less amounts initially withheld of €44.9 million) and remaining outstanding portion of our €120 million term loan, offset by commercial paper issuances and borrowings on our Euro credit facility during 2013. Additionally, we saw an improvement in the net underfunded position of our pension and other postretirement benefit plans, excluding those of MillerCoors and other equity method investments, of approximately $405 million primarily driven by increased discount rates, increased employer contributions and the performance of our plan assets. We also made repayments on our outstanding cross currency swaps of approximately $114 million.

•	Regionally:

•
In Canada, we gained share in the value segment, which has been a source of share loss in recent years, and we delivered strong cash and cost-saving results, but our overall performance declined. We are reducing our cost base in the same manner that we did in the U.K., and as a result, we expect to increase our capital spend in Canada by approximately CAD 40 million this year, with the expectation that we will begin to realize the resulting benefits in 2015. As in the U.K., we expect to re-invest most of the benefits back into our Canadian brands. Our 2013 income from continuing operations before income taxes and underlying pretax income in Canada decreased by 14.1% to $363.3 million and by 10.1% to $392.8 million, respectively, compared to 2012. Positive pricing and cost reductions were more than offset by the negative impact of lower volume and higher costs, driven by input inflation, sales mix shift toward higher-cost brands and packages, increased promotional packaging expense and increased pension costs, in addition to negative foreign currency movements.

•
We grew U.S. 2013 pretax earnings on the strength of positive net pricing, strong sales mix and significant cost reductions. Although overall industry volume declined, we held share in the premium light segment, and we led the industry in above-premium share growth. Our above-premium portfolio now represents nearly 14% of our total net revenue, up more than 3 percentage points from 2012. Our 2013 equity income in MillerCoors increased 5.5% to $539.0 million, while underlying equity income in MillerCoors increased 4.4% to $547.3 million compared to 2012, primarily driven by higher net pricing, favorable brand mix and lower MG&A partially offset by lower sales volume, commodity and brewery inflation and lower fixed cost absorption.

•
In Europe, although consumer demand remained weak, our business delivered solid growth in market share, net pricing, earnings and free cash flow. In addition to the brand performances mentioned above, our craft business is performing well and posted record volumes, with Doom Bar becoming the biggest selling cask ale in the U.K. on-premise channel. We reported 2013 income from continuing operations before income taxes of $34.3 million, a decrease of 78.6% from 2012 on a pro forma basis, which is primarily attributable to a non-cash impairment charge of $150.9 million recognized in 2013 related to indefinite-lived intangible brand assets. Underlying income of $213.3 million increased by 15.3% on a pro forma basis, compared to $185.0 million in 2012, driven by strong net pricing and lower supply chain costs, partially offset by negative impact of lower volume, a mix shift toward higher-cost products and packages, increased marketing investments and spending behind our products.

•
Our International business rationalized its cost base and migrated its sales mix toward more profitable businesses in 2013. As a result, we reduced the underlying loss by nearly half versus 2012 and are on track to our goal of profitability by 2016. Internationally, the portfolio is led by Coors Light but has been reinforced by Staropramen and increasingly Blue Moon, with Carling being used tactically. Our MCI 2013 loss from continuing operations before income taxes decreased by 83.6% to $11.8 million and our 2013 underlying pretax loss decreased by 44.9% to $16.2 million. This was driven by the addition of the Central Europe export and license business for a full year in 2013, the elimination of losses in our MC Si’hai joint venture, lower overhead costs and improved profit performance in our non-joint venture business in China, partially offset by lower sales volumes due to the negative impact of transferring our Carling travel and export business to the Europe segment. Additionally, the decrease in our loss from continuing operations before income taxes in 2013 is also driven by a gain recognized on the sale of our MC Si'hai joint venture in China during the fourth quarter of 2013, versus charges incurred in 2012 on the impairment and deconsolidation of the joint venture.

The following table highlights summarized components of our consolidated statements of operations for the years ended December 31, 2013, December 29, 2012, and December 31, 2011, and provides a reconciliation of "underlying income", a non-GAAP measure, to its nearest U.S. GAAP measure.

	For the years ended
	December 31, 2013	Change	December 29, 2012	Change	December 31, 2011
	(In millions, except percentages and per share data)
Volume in hectoliters	30.521	20.4%	25.343	34.4%	18.861
Net sales	$4,206.1	7.4%	$3,916.5	11.4%	$3,515.7
Net income attributable to MCBC from continuing operations	$565.3	28.0%	$441.5	(34.5)%	$674.0
Adjustments:
Special items(1)	200.0	145.7%	81.4	N/M	12.3
42% of MillerCoors special items, net of tax(2)	8.3	(38.1)%	13.4	(71.7)%	47.4
Acquisition, integration and financing related costs(3)	10.7	(93.7)%	170.5	N/M	—
Unrealized mark-to-market (gains) and losses(4)	15.4	20.3%	12.8	178.3%	4.6
Basis amortization related to the Sparks brand impairment(5)	—	—%	—	(100.0)%	(25.2)
Other non-core items(6)	(23.5)	N/M	(5.0)	(165.8)%	7.6
Tax impact of Serbia statutory tax rate increase(7)	—	(100.0)%	38.3	N/M	—
Noncontrolling interest effect on special items(8)	—	(100.0)%	(5.1)	N/M	—
Tax effect on special and non-core items(9)	(49.1)	31.6%	(37.3)	94.3%	(19.2)
Non-GAAP: Underlying net income attributable to MCBC from continuing operations	$727.1	2.3%	$710.5	1.3%	$701.5
Net income attributable to MCBC per diluted share from continuing operations	$3.07	(100.0)%	$2.43	(32.9)%	$3.62
Non-GAAP: Underlying net income attributable to MCBC per diluted share from continuing operations	$3.95	1.0%	$3.91	4.0%	$3.76
N/M = not meaningful

(1)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 8, "Special Items" of the Notes to the Consolidated Financial Statements ("Notes") for additional information.

(2)	See "Results of Operations", "United States Segment" under the sub-heading "Special Items" in this section for additional information.

(3)	In connection with the Acquisition, we recognized fees in marketing, general and administrative expenses of $10.7 million and $40.2 million in 2013 and 2012, respectively.
Concurrent with the announcement of the Acquisition, we entered into a bridge loan agreement, which we terminated upon the closing of our issuance of the $1.9 billion senior notes. In connection with the issuance and subsequent termination of the bridge loan, we incurred debt fees of $13.0 million in the second quarter of 2012 recorded as other expense. Additionally, in advance of our issuance of the $1.9 billion senior notes, we systematically removed a portion of our interest rate market risk in the second quarter of 2012 by entering into standard pre-issuance U.S. Treasury interest rate hedges ("Treasury Locks"). This resulted in an increase in the certainty of our yield to maturity when issuing the notes during which we recognized a cash loss of $39.2 million on settlement of the Treasury Locks recorded as interest expense. Further, we used the proceeds from our issuance of the $1.9 billion senior notes to purchase Euros. As a result of a negative foreign exchange movement between the Euro and USD prior to using these proceeds to fund the Acquisition, we realized a foreign exchange loss of $57.9 million on our Euro cash holdings in the second quarter of 2012 recorded as other expense. We also recognized $10.7 million of interest expense in the second quarter of 2012 on our $1.9 billion senior notes prior to the closing of the Acquisition and $0.9 million of additional interest expense in the third quarter of 2012. See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Other Income and Expense" and Note 13, "Debt" of the Notes for additional information.

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

(4)
We issued a €500 million Zero Coupon Senior Unsecured Convertible Note ("Convertible Note") to the Seller in conjunction with the closing of the Acquisition. The Convertible Note's embedded conversion feature was determined to meet the definition of a derivative required to be bifurcated and separately accounted for at fair value with changes in fair value recorded in earnings. In 2013 and 2012, we recognized an unrealized loss of $5.4 million and an unrealized gain of $8.0 million, respectively, recorded as interest expense related to changes in the fair value of the conversion feature. On August 13, 2013, the Seller exercised the conversion feature at an agreed upon value of $14.4 million incremental to the Convertible Note's principal. Upon settlement, $0.8 million was recognized as the realized gain on settlement of the conversion feature, which was initially recorded as a liability of $15.2 million when issued in the second quarter of 2012. Additionally, within other income (expense), we recorded losses of $2.4 million and $23.8 million during the 2013 and 2012, respectively, related to foreign currency movements on this Convertible Note. We additionally recorded a net loss of $4.9 million during 2013 related to foreign exchange contracts and cash positions entered into to hedge our risk associated with the payment of this foreign denominated debt. See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Debt" and Note 17, "Derivative Instruments and Hedging Activities" of the Notes for additional information.

Additionally, the changes in fair value on our commodity swaps not designated in hedging relationships are recorded as cost of goods sold within our Corporate business activities. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. Related to these derivatives, we recorded an unrealized loss of $2.7 million in 2013, an unrealized gain of $3.0 million in 2012 and an unrealized loss of $4.6 million in 2011.

(5)
See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Investments" of the Notes under the sub-headings "Equity Investments" and "Investment in MillerCoors" for additional information.

(6)
In 2013, we recognized a net gain of $23.5 million within other income related to the sales of non-core investment assets. See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Other Income and Expense" of the Notes for additional information.

In 2012, we recognized a gain of $5.2 million related to a sale of water rights recorded as other income. Additionally, other non-core items for 2012 include costs recognized related to the Molson Coors Si'hai joint venture, changes to environmental litigation provisions and the write-off of provisions for repayment of tax rebates received in the U.K.
In 2011, we recognized a $6.7 million loss related to the designation of our cross currency swap contracts as a net investment hedge of our Canadian business recorded as other expense. These swaps were historically designated as cash flow hedges and upon dedesignation as cash flow hedges, we reclassified the amounts previously recognized in accumulated other comprehensive income to earnings. See Part II—Item 8 Financial Statements and Supplementary Data, Note 17, "Derivative Instruments and Hedging Activities" of the Notes for additional information. Additionally, other non-core items for 2011 include repayment of tax rebates received in the U.K., gains recognized on the mark-to-market impact and settlement of the Foster's total return swap, gains on sale of non-operating property and changes to environmental litigation provisions.

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

(8)
The effect of noncontrolling interest on the adjustments used to arrive at underlying income, a non-GAAP measure, is calculated based on our ownership percentage of our subsidiaries from which each adjustment arises. This adjustment relates primarily to the goodwill impairment charge in our MC Si'hai joint venture. See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Investments" of the Notes for additional information.

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

The following table highlights summarized components of our consolidated statements of operations for the years ended December 31, 2013, December 29, 2012, and December 31, 2011, and provides a reconciliation of "underlying EBITDA", a non-GAAP measure, to its nearest U.S. GAAP measure.

	For the years ended
	December 31, 2013	Change	December 29, 2012	Change	December 31, 2011
	(In millions, except percentages and per share data)
Net income attributable to MCBC from continuing operations	$565.3	28.0%	$441.5	(34.5)%	$674.0
Add: Net income (loss) attributable to noncontrolling interests	5.2	N/M	(3.9)	N/M	0.8
Net income (loss) from continuing operations	$570.5	30.4%	$437.6	(35.2)%	$674.8
Adjustments:
Add: Interest expense (income), net	170.1	(8.1)%	185.0	71.3%	108.0
Add: Income tax expense (benefit)	84.0	(45.6)%	154.5	55.4%	99.4
Add: Depreciation and amortization	320.5	17.5%	272.7	25.6%	217.1
Adjustments to arrive at underlying EBITDA(1)	194.9	(10.1)%	216.9	N/M	24.5
Adjustments to arrive at underlying EBITDA related to our investment in MillerCoors(2)	128.5	(2.1)%	131.2	(8.2)%	142.9
Non-GAAP: Underlying EBITDA	$1,468.5	5.1%	$1,397.9	10.4%	$1,266.7
N/M = Not meaningful

(1)
Includes adjustments to non-GAAP underlying income within the table above, excluding adjustments related to interest, taxes and depreciation and amortization, as these items are added back in total as adjustments to net income attributable to MCBC from continuing operations.

(2)
Adjustments to our equity income from MillerCoors, which include our proportional share of MillerCoors' interest, income tax, depreciation and amortization, special items, and amortization of the difference between the MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors.

Worldwide Beer Volume
Worldwide beer volume (including adjacencies, such as cider) is composed of our financial volume, royalty volume and proportionate share of equity investment STR. Financial volume represents owned beer brands sold to unrelated external customers within our geographical markets, net of returns and allowances. Royalty beer volume consists of our brands produced and sold by third parties under various license and contract-brewing agreements. Equity investment STR brand volume represents our ownership percentage share of volume in our subsidiaries accounted for under the equity method, including MillerCoors and Modelo Molson Imports, L.P. ("MMI"), our joint venture in Canada with Grupo Modelo S.A.B. de C.V. ("Modelo"). In November 2013, ABI and MCBC entered into an agreement providing for the accelerated termination of the MMI joint venture. See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Investments" of the Notes for additional discussion.

The following table highlights summarized components of our sales volume for the years ended December 31, 2013, December 29, 2012, and December 31, 2011:

	For the years ended
	December 31, 2013	Change	December 29, 2012	Change	December 31, 2011
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	30.521	20.4%	25.343	34.4%	18.861
Royalty volume(1)	1.353	27.2%	1.064	135.9%	0.451
Owned volume	31.874	20.7%	26.407	36.7%	19.312
Proportionate share of equity investment sales-to-retail(2)	27.864	(2.8)%	28.652	(1.4)%	29.046
Total worldwide beer volume	59.738	8.5%	55.059	13.9%	48.358

(1)	Includes MCI segment volume in Russia, Ukraine, and Mexico and a portion of Europe segment volume in Ireland.

(2)	Reflects the addition of our proportionate share of equity method investments STR for the periods presented.
Our worldwide beer volume increased 8.5% in 2013 compared to 2012, primarily due to including a full year of Central Europe volumes, as well as increased volumes in the U.K. partially offset by lower volumes in the U.S. and Canada. Worldwide beer volume increased 13.9% in 2012 versus 2011, due to including the results of our Central Europe operations following the Acquisition partially offset by lower volumes in the U.K., U.S. and Canada.
Cost Savings Initiatives
We achieved more than $70 million of cost reductions across our company in 2013, driven primarily from the U.K. within our Europe segment. MillerCoors delivered incremental cost savings in 2013, of which our 42% share is approximately $43 million.
Depreciation and Amortization
Depreciation and amortization expense was $320.5 million in 2013, an increase of $47.8 million compared to 2012, primarily due to a full year of Central Europe results. Depreciation and amortization expense was $272.7 million in 2012, an increase of $55.6 million compared to 2011, primarily due to the addition of a full year of Central Europe results.

Income Taxes
Our effective tax rate, a U.S. GAAP measure, was approximately 13% in 2013, 26% in 2012 and 13% in 2011. Our effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our foreign businesses. The 2013 effective tax rate decreased versus 2012 due to the statutory corporate income tax rate increase in Serbia, which was enacted in 2012. Specifically, as a result of differences between the book and tax bases of intangible assets purchased in the Acquisition we increased our deferred tax liability, which resulted in increased deferred tax expense in 2012. Additionally, the increase in valuation allowances in 2012 contributed to the higher 2012 effective rate driven by losses in the normal course of business in foreign jurisdictions and a capital loss generated in the U.S. related to the impairment charges recognized in our MC Si'hai joint venture in China. Our 2013 and 2011 effective tax rate and our 2013 and 2011 underlying effective tax rate, a non-GAAP measure, were low compared to 2012 due primarily to the favorable resolution of unrecognized tax positions and lower valuation allowances. See table below for the reconciliation of our underlying effective tax rate to its nearest U.S. GAAP measure.

	For the years ended
	December 31, 2013	December 29, 2012	December 31, 2011
Effective tax rate	13%	26%	13%
Adjustments:
Tax rate changes	—%	(5)%	—%
Acquisition-related costs	—%	(2)%	—%
China impairments	—%	(1)%	—%
Tax impact of special and non-core items	2%	—%	—%
MillerCoors special items	—%	—%	1%
Non-GAAP: Underlying effective tax rate	15%	18%	14%
Additionally, our unrecognized tax benefits increased by approximately $34 million, primarily driven by the addition for tax positions of prior years resulting from the proposed settlement of a tax audit in Canada, an identified immaterial out-of-period adjustment to uncertain tax positions related to prior years, and the adjustments to unrecognized tax benefits in Europe upon finalization of purchase accounting related to the Acquisition, partially offset by increased releases in Canada resulting from the favorable impact of enacted tax law in the second quarter.
Discontinued Operations
Discontinued operations are primarily associated with the formerly-owned Cervejarias Kaiser Brasil S.A. ("Kaiser") business in Brazil and the related indemnity obligations to FEMSA Cerveza S.A. de C.V. ("FEMSA") related to purchased tax credits and other tax, civil and labor issues. Our results in 2012 and 2011 also include amounts related to discontinued operations associated with a distributorship litigation which was settled in 2012. See Part II—Item 8 Financial Statements and Supplementary Data, Note 19, "Commitments and Contingencies" of the Notes for further discussion.
Results of Operations
Canada Segment
The Canada segment consists of our production, marketing and sales of the Molson family of brands, Coors Light, Rickard's, Carling, and other owned and licensed brands in Canada. Also included in the Canada segment is MMI, our joint venture established to import, distribute, and market the Modelo beer brand portfolio across all Canadian provinces and territories. MMI is accounted for under the equity method. In November 2013, ABI and MCBC entered into an agreement providing for the accelerated termination of the MMI joint venture. See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Investments" of the Notes for further discussion. In addition, the Canada segment includes Brewers' Retail, Inc. ("BRI"), our joint venture arrangement related to the distribution and retail sale of beer in Ontario, and Brewers' Distributor Ltd. ("BDL"), our joint venture arrangement related to the distribution of beer in the western provinces. Both BRI and BDL are accounted for under the equity method.

The following represents our results of operations for Canada for the years ended December 31, 2013, December 29, 2012, and December 31, 2011.

	For the years ended
	December 31, 2013	Change	December 29, 2012	Change	December 31, 2011
	(In millions, except percentages)
Volume in hectoliters	8.332	(2.0)%	8.505	(3.9)%	8.850
Sales	$2,575.1	(3.7)%	$2,675.2	(2.1)%	$2,732.8
Excise taxes	(631.3)	(1.1)%	(638.4)	(4.1)%	(665.5)
Net sales	1,943.8	(4.6)%	2,036.8	(1.5)%	2,067.3
Cost of goods sold	(1,104.3)	(1.5)%	(1,120.7)	3.0%	(1,087.8)
Gross profit	839.5	(8.4)%	916.1	(6.5)%	979.5
Marketing, general and administrative expenses	(448.0)	(6.0)%	(476.5)	(1.9)%	(485.6)
Special items, net	(30.7)	124.1%	(13.7)	18.1%	(11.6)
Operating income (loss)	360.8	(15.3)%	425.9	(11.7)%	482.3
Other income (expense), net	2.5	(186.2)%	(2.9)	(60.8)%	(7.4)
Income (loss) from continuing operations before income taxes	$363.3	(14.1)%	$423.0	(10.9)%	$474.9
Adjusting items:
Special items	30.7	124.1%	13.7	18.1%	11.6
Other non-core items	(1.2)	N/M	—	—%	—
Non-GAAP: Underlying pretax income (loss)	$392.8	(10.1)%	$436.7	(10.2)%	$486.5
N/M = not meaningful
Foreign currency impact on results
Our Canada segment was unfavorably impacted by a year-over-year depreciation of the Canadian Dollar ("CAD") against the USD in 2013 versus 2012. This represented an approximate decrease of $9 million and $11 million to our 2013 USD earnings before income taxes and USD underlying pretax income, respectively. Our Canada segment was unfavorably impacted by a year-over-year depreciation of the CAD against the USD in 2012 versus 2011. This represented an approximate $11 million decrease to our 2012 USD earnings before income taxes and USD underlying pretax income, respectively.
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
Volume and net sales
Our 2013 Canada STRs decreased 1.9% versus 2012. The decrease was driven by higher beer excise taxes in Quebec, weak economic conditions, increased competitor promotional activity and unfavorable weather across key regions this year.
The Canadian beer industry STRs decreased slightly in calendar year 2013 compared to 2012. As a result, our market share declined slightly on a full-year basis.
Our 2013 Canada sales volume decreased by 2.0% to 8.3 million hectoliters compared to 2012, due to continued industry softness and increased competitive pressure on our core brands and in Quebec, partially offset by export business results.
Our 2013 net sales per hectoliter increased 0.4% in local currency compared to 2012, driven by favorable pricing and export business results offset by mix shift to lower priced brands and packages.
Net sales decreased to $1,943.8 million in 2013 compared to $2,036.8 million in 2012, driven by lower sales volume, and unfavorable mix, as well as unfavorable foreign exchange rates.
Our 2012 Canada STRs decreased 4.4% versus 2011. The decrease was driven by cycling the 53rd week in 2011, along with declines in Western Canada and Québec due to increased competitor price discounting in these regions. Additionally, in the second half of 2012, the National Hockey League ("NHL") lockout limited our ability to activate our established brands of Coors Light and Molson Canadian, the official beer of the NHL.
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
Cost of goods sold
Cost of goods sold per hectoliter in local currency increased 3.6% in 2013 versus 2012, driven by input inflation and fixed-cost deleverage, sales mix shift toward higher-cost brands and packages, increased promotional packaging expense, along with increased pension and other costs. These factors were partially offset by cost savings.
Cost of goods sold per hectoliter in local currency increased 8.6% in 2012 versus 2011, driven by higher pension expense, input inflation, a mix shift toward higher-cost brands and packages, fixed cost deleverage from lower volume and a full year of contract brewing sales to NAB in 2012, partially offset by cost savings.
Marketing, general and administrative expenses
Our 2013 marketing, general and administrative expenses decreased 3.2% in local currency versus 2012, driven by reductions in incentive compensation and overhead costs.
Our 2012 marketing, general and administrative expenses decreased 0.5% in local currency versus 2011, driven by lower marketing and sales investments.
Special items, net
During 2013, we recognized special charges of $17.9 million related to the impairment of our definite-lived intangible asset associated with the Miller distribution agreement. Additionally, we recognized special charges of $10.6 million relating to an ongoing restructuring program focused on labor savings across all functions. Further, we recognized charges for special termination benefits related to certain defined benefit pension plans of $2.2 million.
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
Other income (expense), net
Other income of $2.5 million in 2013 increased $5.4 million compared to other expense of $2.9 million in 2012, due to foreign currency movements, as well as a $1.2 million gain realized in the first quarter of 2013 for proceeds received related to a non-income-related tax settlement resulting from historical activity within our former investment in the Montreal Canadiens. Other expense in 2012 decreased $4.5 million compared to 2011, due to foreign currency movements.

United States Segment
The U.S. segment consists of our interest, and results from our interest, in MillerCoors, our joint venture with SABMiller plc ("SABMiller") for all U.S. operations. MillerCoors produces, markets and sells beer brands in the U.S. and Puerto Rico. Its major brands include Coors Light, Miller Lite, Miller High Life, Keystone Light, Blue Moon, Leinenkugel's and Coors Banquet. Our interest in MillerCoors is accounted for under the equity method of accounting. See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Investments" of the Notes for further discussion.
The following represents the results of operations for MillerCoors for the years ended December 31, 2013, December 31, 2012, and December 31, 2011.

	For the years ended
	December 31, 2013	Change	December 31, 2012	Change	December 31, 2011
	(In millions, except percentages)
Volumes in hectoliters	74.274	(2.7)%	76.299	(0.5)%	76.652
Sales	$8,969.8	—%	$8,966.6	2.3%	$8,763.3
Excise taxes	(1,169.0)	(3.0)%	(1,205.5)	(0.6)%	(1,213.1)
Net sales	7,800.8	0.5%	7,761.1	2.8%	7,550.2
Cost of goods sold	(4,723.7)	0.7%	(4,689.7)	0.9%	(4,647.9)
Gross profit	3,077.1	0.2%	3,071.4	5.8%	2,902.3
Marketing, general and administrative expenses	(1,769.9)	(3.2)%	(1,828.5)	3.4%	(1,768.6)
Special items, net	(19.8)	(37.7)%	(31.8)	(72.0)%	(113.4)
Operating income	1,287.4	6.3%	1,211.1	18.7%	1,020.3
Interest income (expense), net	(1.6)	14.3%	(1.4)	(22.2)%	(1.8)
Other income (expense), net	2.0	17.6%	1.7	(43.3)%	3.0
Income from continuing operations before income taxes and noncontrolling interests	1,287.8	6.3%	1,211.4	18.6%	1,021.5
Income tax expense	(3.9)	(29.1)%	(5.5)	(26.7)%	(7.5)
Income from continuing operations	1,283.9	6.5%	1,205.9	18.9%	1,014.0
Less: Net income attributable to noncontrolling interests	(13.4)	(10.7)%	(15.0)	47.1%	(10.2)
Net income attributable to MillerCoors	$1,270.5	6.7%	$1,190.9	18.6%	$1,003.8
Adjusting items:
Special items	19.8	(37.7)%	31.8	(72.0)%	113.4
Tax effect on special items, net	—	—%	—	(100.0)%	(0.4)
Non-GAAP: Underlying net income attributable to MillerCoors	$1,290.3	5.5%	$1,222.7	9.5%	$1,116.8

The following represents our proportional share of MillerCoors' net income reported under the equity method:

	For the year ended December 31, 2013	Change	For the year ended December 29, 2012	Change	For the year ended December 31, 2011
	(In millions, except percentages)
Net income attributable to MillerCoors	$1,270.5	6.7%	$1,190.9	18.6%	$1,003.8
MCBC economic interest	42%		42%		42%
MCBC proportionate share of MillerCoors net income	533.6	6.7%	500.2	18.6%	421.6
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(1)	4.6	(6.1)%	4.9	(86.2)%	35.4
Share-based compensation adjustment(1)	0.8	(86.2)%	5.8	N/M	0.9
Equity Income in MillerCoors	$539.0	5.5%	$510.9	11.6%	$457.9
Adjusting items:
MCBC proportionate share of MillerCoors special items	8.3	(38.1)%	13.4	(71.8)%	47.6
Basis amortization related to Sparks brand impairment(1)	—	—%	—	(100.0)%	(25.2)
Tax effect on special items	—	—%	—	(100.0)%	(0.2)
Non-GAAP Equity Income in MillerCoors	$547.3	4.4%	$524.3	9.2%	$480.1
N/M = not meaningful

(1)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Investments" of the Notes, for a detailed discussion of these equity method adjustments.
The discussion below highlights the MillerCoors results of operations for the year ended December 31, 2013, versus the year ended December 31, 2012, and for the year ended December 31, 2012, versus the year ended December 31, 2011.
Volume and net sales
MillerCoors domestic STRs declined 2.8% in 2013 versus 2012, driven by declines in both the premium light and value portfolios, partially offset by growth in Coors Banquet and high single digit growth in Tenth and Blake, led by the Leinenkugel's, Blue Moon and Batch 19 brands.
Total STWs volume declined 2.7% in 2013 compared to 2012. Domestic STWs decreased 3.0% versus 2012, driven by the decline in STRs, while contract brewing volume declined slightly.
Domestic net sales per hectoliter increased 3.4% in 2013 compared to 2012, driven by net pricing and brand mix. Total net sales per hectoliter, including contract brewing and company-owned distributor sales, increased 3.3% in 2013 compared to 2012.
Net sales increased to $7,800.8 million in 2013, compared to $7,761.1 million in 2012. This increase was driven by the increase in domestic net sales per hectoliter, partially offset by lower sales volume.
MillerCoors domestic STRs declined 1.3% in 2012 versus 2011, driven by declines in Miller Lite and the value portfolio, partially offset by growth in Coors Light and double-digit growth in Tenth and Blake, led by the Blue Moon and Leinenkugel's brands.
Total sales volume declined 0.5% in 2012 compared to 2011. Domestic STWs decreased 1.1% versus 2011, driven by the decline in STRs, partially offset by increased contract brewing volume.
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
Cost of goods sold
Cost of goods sold per hectoliter increased 3.5% in 2013 compared to 2012, driven by commodity and brewery inflation and higher costs associated with brand innovation, as well as lower fixed-cost absorption due to lower volume.
MillerCoors 2012 cost of goods sold per hectoliter increased 1.4% compared to 2011, driven by the cost of packaging innovations and commodity inflation, partially offset by cost savings initiatives.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased by 3.2% in 2013 versus 2012, driven primarily by a reduction in media investment and lower pension expense.
Marketing, general and administrative expenses increased by 3.4% in 2012 versus 2011, due to increased marketing investments and spending behind new products and packaging innovations.
Special items
During 2013, MillerCoors recognized special charges of $17.2 million related to restructuring activities and $2.6 million related to asset write-offs associated with a business transformation project.
During 2012, MillerCoors recognized special charges of $31.8 million, primarily due to the write-down of assets related to discontinuing the production of the Home Draft packaging line and the write-down of information systems assets related to a business transformation project partially offset by a pension curtailment gain.
During 2011, MillerCoors recognized special charges totaling $113.4 million, driven primarily by a $60.0 million write-down of the value of the Sparks brand and a $50.9 million charge resulting from the planned assumption of the Milwaukee Brewery Worker's Pension Plan, an underfunded multi-employer pension plan.
Europe Segment
The Europe segment consists of our production, marketing and sales of our brands, including Carling, Ozujsko, Jelen, Staropramen, Coors Light, Kamenitza, Niksicko, Bergenbier, Branik, Worthington's, Sharp's Doom Bar, Borsodi, Ostravar, Noroc, Astika, Apatinsko and Blue Moon, as well as a number of smaller regional ale brands in the U.K., Ireland and Central Europe. The European business has licensing agreements with various other brewers through which it also brews or distributes the Stella Artois, Hoegaarden, Leffe, Beck's, Lowenbrau, Spaten, Löwenweisse and Belle-Vue Kriek brands in certain Central European countries; our consolidated joint venture arrangements to produce, import and distribute the Grolsch and Cobra brands in the U.K. and the Republic of Ireland; and factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by MCBC) in the U.K. Additionally, our previous joint venture arrangement with DHL ("Tradeteam") provided for the distribution of products throughout the U.K. and was accounted for under the equity method of accounting. In December 2013, we terminated our existing distribution agreements with Tradeteam and concurrently entered into new agreements for the continued distribution of our products in the U.K. through 2023. Subsequent to the execution of the new distribution agreements, we executed a sale and purchase agreement for the termination of the joint venture and sale of our interest in Tradeteam to DHL. See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Investments" of the Notes for further discussion. We also distribute the Modelo brands, including Corona, in the U.K. pursuant to a distribution agreement with Modelo and we contract manufacture for Heineken U.K. and Carlsberg U.K. In conjunction with negotiations in November 2013 with ABI around our Modelo distribution agreements, we agreed with ABI to continue to represent the Modelo brands in the U.K. through the end of 2014. See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Investments" of the Notes for further discussion. Additionally, in December 2013, we entered into an agreement with Heineken to early terminate the contract brewing arrangement, whereby we produce and package Heineken products. As a result of the termination, Heineken has agreed to pay us an aggregate early termination payment of GBP 13.0 million during and through the end of the transition period, concluding on April 30, 2015.
Effective July 1, 2012, management decided to move the Central Europe export and license business acquired as part of the Acquisition, which includes licensing arrangements in Russia and Ukraine and export of certain Central European brands, to our MCI segment. The impact for the period from Acquisition through the end of the second quarter 2012 was immaterial and therefore, actual results have not been recast to be included in MCI results. On a pro forma basis, this reporting change resulted in reclassifying from Central Europe to MCI net sales and pretax income of $12.8 million and $6.0 million, respectively, for the first half of 2012. Included in these amounts are net sales and income from continuing operations of $1.4 million and $0.7 million, respectively, that were earned from the Acquisition date of June 15, 2012, through June 30, 2012, that were previously reported in our Europe segment. On a pro forma basis, the reporting change resulted in reclassifying from Central Europe to MCI net sales and pretax income of $25.9 million and $9.8 million, respectively, for 2011.
The following represents our results of operations for Europe for the years ended December 31, 2013, December 29, 2012, and December 31, 2011. Prior year amounts have been recast to combine actual results in the U.K. and Central Europe with pro forma results related to Central Europe to give effect to the Acquisition as if it had occurred at the beginning of fiscal year 2011.

	For the years ended
	2013	2012
	Actual	Actual-Europe(3)	Pro Forma-Central Europe(4)	Pro Forma Combined 2012(4)	Change
	(In millions, except percentages)
Volume in hectoliters(1)	21.146	15.896	5.303	21.199	(0.3)%
Sales(1)	$3,265.4	$2,783.6	$420.5	$3,204.1	1.9%
Excise taxes	(1,137.1)	(1,036.1)	(92.8)	(1,128.9)	0.7%
Net sales(1)(5)	2,128.3	1,747.5	327.7	2,075.2	2.6%
Cost of goods sold(6)	(1,357.5)	(1,159.9)	(194.2)	(1,354.1)	0.3%
Gross profit	770.8	587.6	133.5	721.1	6.9%
Marketing, general and administrative expenses(7)	(569.5)	(431.4)	(108.8)	(540.2)	5.4%
Special items, net	(172.4)	(23.5)	—	(23.5)	N/M
Operating income (loss)	28.9	132.7	24.7	157.4	(81.6)%
Interest income(2)	4.9	5.7	—	5.7	(14.0)%
Other income (expense), net	0.5	(2.2)	(0.6)	(2.8)	(117.9)%
Income (loss) from continuing operations before income taxes	$34.3	$136.2	$24.1	$160.3	(78.6)%
Adjusting items:
Special items	172.4	23.5	—	23.5	N/M
Acquisition and integration related costs	6.6	13.0	(11.1)	1.9	N/M
Other non-core items	—	(0.7)	—	(0.7)	(100.0)%
Non-GAAP: Underlying pretax income (loss)	$213.3	$172.0	$13.0	$185.0	15.3%

	For the years ended
	2012	2011
	Pro Forma Combined 2012(3)(4)	Actual-Europe(3)	Pro Forma-Central Europe(4)	Pro Forma Combined 2011(4)	Change
	(In millions, except percentages)
Volume in hectoliters(1)	21.199	9.151	12.951	22.102	(4.1)%
Sales(1)	$3,204.1	$2,301.1	$1,166.6	$3,467.7	(7.6)%
Excise taxes	(1,128.9)	(967.6)	(252.5)	(1,220.1)	(7.5)%
Net sales(1)(5)	2,075.2	1,333.5	914.1	2,247.6	(7.7)%
Cost of goods sold(6)	(1,354.1)	(887.4)	(504.7)	(1,392.1)	(2.7)%
Gross profit	721.1	446.1	409.4	855.5	(15.7)%
Marketing, general and administrative expenses(7)	(540.2)	(352.6)	(234.7)	(587.3)	(8.0)%
Special items, net	(23.5)	0.3	(7.0)	(6.7)	N/M
Operating income (loss)	157.4	93.8	167.7	261.5	(39.8)%
Interest income(2)	5.7	6.3	—	6.3	(9.5)%
Other income (expense), net	(2.8)	(0.8)	(2.9)	(3.7)	(24.3)%
Income (loss) from continuing operations before income taxes	$160.3	$99.3	$164.8	$264.1	(39.3)%
Adjusting items:
Special items	23.5	(0.3)	7.0	6.7	N/M
Acquisition and integration related costs	1.9	—	—	—	N/M
Unrealized foreign exchange loss on Acquisition financing instruments	—	—	—	—	—%
Other non-core items	(0.7)	2.5	—	2.5	(128.0)%
Non-GAAP: Underlying pretax income (loss)	$185.0	$101.5	$171.8	$273.3	(32.3)%
N/M = Not meaningful

(1)
Reflects gross segment sales and for 2013 and 2012 includes intercompany sales to MCI of 0.066 million hectoliters and 0.246 million hectoliters, respectively and $4.8 million of net sales and $16.0 million of net sales, respectively. The offset is included within MCI cost of goods sold. These amounts are eliminated in the consolidated totals.

(2)	Interest income is earned on trade loans to on-premise customers exclusively in the U.K. and is typically driven by note receivable balances outstanding from period to period.

(3)
Actual Europe results for 2012 include the actual results for the U.K. for the full year 2012 combined with the actual results for Central Europe from the Acquisition date of June 15, 2012, through December 31, 2012. Actual Europe results for 2011 include the actual results for the U.K. for the full year 2011.

(4)
Pro forma amounts for 2012 include the results of operations for StarBev from January 1, 2012, to June 15, 2012 (Pro Forma Central Europe) and on a combined basis with the actual results of our historical post acquisition Central Europe and U.K. segments (Pro Forma Combined) for the year ended December 29, 2012. Additionally, for 2011 pro forma amounts include the historic StarBev results for the year ended December 31, 2011 (Pro Forma Central Europe) and on a combined basis with the actual results of our U.K. segment (Pro Forma Combined). These amounts also include pro forma adjustments as if StarBev had been acquired on December 26, 2010, the first day of our 2011 fiscal year, including the effects of acquisition accounting as described below and eliminating non-recurring costs and expenses directly related to the transaction, but do not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what the results would have been had we operated the businesses since December 26, 2010, nor are they indicative of the results that may be obtained in the future. Financial information for StarBev is from audited annual and unaudited interim financial information in Euros derived from StarBev's underlying books and records maintained in accordance with International Financial Reporting Standards ("IFRS") and translated to USD using quarterly average exchange rates during each period indicated. Based on our review of StarBev's historical financial statements and understanding of the differences between U.S. GAAP and IFRS, we are not aware of any further adjustments that we would need to make to StarBev's historical financial statements to present them on a U.S. GAAP basis except as noted below.

(5)
StarBev's historical net sales were reduced by $25.4 million and $61.8 million for the pre-Acquisition periods of January 1, 2012, to June 15, 2012, and the year ended December 31, 2011, respectively, to reflect reclassifications relating primarily to the treatment of payments made to customers. Specifically, in accordance with U.S. GAAP, these customer payments are considered a reduction of net sales and, therefore, have been reclassified from marketing, general and administrative expenses. These amounts include $6.3 million and $14.1 million for the pre-Acquisition periods of January 1, 2012, to June 15, 2012, and the year ended December 31, 2011, respectively, that StarBev classified as amortization associated with intangible assets related to customer supply rights.

(6)
To align StarBev to U.S. GAAP and to our accounting policies, StarBev's historical cost of goods sold were increased by $37.6 million and $101.4 million for the pre-Acquisition periods of January 1, 2012, to June 15, 2012, and the year ended December 31, 2011, respectively, to reflect U.S. GAAP reclassifications from the financial statements of StarBev to align their presentation with ours. This adjustment primarily relates to the reclassification of $39.0 million and $104.7 million for the pre-Acquisition periods of January 1, 2012, to June 15, 2012, and the year ended December 31, 2011, respectively, of distribution and logistics costs from marketing, general and administrative expenses to cost of goods sold. Additionally, there were $2.1 million and $4.7 million for the pre-Acquisition periods of January 1, 2012, to June 15, 2012, and the year ended December 31, 2011, respectively, of production equipment-related gains that were reclassified from marketing, general and administrative expenses to cost of goods sold. We also made pro forma adjustments to cost of goods sold for an increase of $1.7 million and a decrease of $3.2 million for the pre-Acquisition periods of January 1, 2012, to June 15, 2012, and the year ended December 31, 2011, respectively, resulting from the purchase price allocation for the Acquisition primarily driven by the amortization of the fair value of a favorable malting agreement within other intangibles offset in part by adjustments to decrease depreciation as a result of changes in the fair value of properties. Additionally, $8.6 million of charges related to the non-recurring fair value adjustment to acquisition date inventory that are reflected in the historical post-Acquisition MCBC results were added back for the fiscal 2012 results as they are non-recurring and directly related to the Acquisition.

(7)
To align StarBev to U.S. GAAP and to our accounting policies, StarBev's marketing, general and administrative expenses were reduced by $64.6 million and $162.7 million for the pre-Acquisition periods of January 1, 2012, to June 15, 2012, and the year ended December 31, 2011, respectively, to reflect reclassifications from the financial statements of StarBev to align presentation with ours. Along with the reclassifications discussed in notes (5) and (6) above, $2.3 million and $0.9 million for the pre-Acquisition periods of January 1, 2012, to June 15, 2012, and the year ended December 31, 2011, respectively, were added to marketing, general and administrative expenses to align recognition of various other immaterial items. We also made pro forma adjustments to reduce depreciation and amortization expense by $1.5 million and $0.1 million for the pre-Acquisition periods of January 1, 2012, to June 15, 2012, and the year ended December 31, 2011, respectively, to reflect the purchase price adjustments related to the valuations of properties and other intangibles. Additionally, for the year ended December 29, 2012, $2.5 million in acquisition-related costs incurred in the second quarter of 2012 that are reflected in the historical post-Acquisition MCBC results were removed from marketing, general and administrative expenses, as they are non-recurring and directly related to the Acquisition.

In order to provide meaningful trend analysis, the discussion below is based on actual results for 2013 and pro forma combined results for 2012 and 2011.
Foreign currency impact on results
During 2013, foreign currency movements reduced our Europe USD income from continuing operations before income taxes by approximately $3 million, and increased USD underlying pretax income by approximately $5 million. On a pro forma basis, foreign currency movements reduced Europe USD income from continuing operations before income taxes by approximately $4 million and increased USD underlying pretax income by approximately $3 million.
On a pro forma basis, during 2012, the local currencies in the countries in which our Europe segment operates depreciated versus the USD on an average basis versus 2011, resulting in an approximate $25 million and $27 million decrease to our pro forma 2012 USD earnings before income taxes and USD underlying pretax income, respectively.
Assets and liabilities recorded in foreign currencies that are the functional currencies for the respective operations are translated at the prevailing exchange rate at the balance sheet date. Translation adjustments resulting from this process are reported as a separate component of other comprehensive income. Revenue and expenses are translated at the weighted-average exchange rates during the period. Gains and losses from foreign currency transactions are included in earnings for the period.

Volume and net sales
Europe sales volume decreased 0.3% in 2013 compared to 2012, on a pro forma basis, due to weak consumer demand, negative channel and package mix, as well as the impacts of a flood in Czech Republic in June. These factors were partially offset by improved performance in the U.K., as well as overall positive pricing.
The business delivered a solid share overall with year over year growth in almost all key markets.
Our 2013 net sales per hectoliter increased 2.7% in local currency in 2013 compared to 2012, on a pro forma basis, due to positive net pricing and brand mix.
Europe sales volume decreased 4.1% in 2012 compared to 2011, due to a decrease in consumer demand, the effect of destocking trade inventories in Romania and Serbia, a strong U.K. volume performance in the fourth quarter of 2011 driven by customer buy-in ahead of our January 2012 price increase and a focus on maintaining price growth in all markets.
Our 2012 net sales per hectoliter increased 2.3% in local currency in 2012 compared to 2011, on a pro forma basis, driven by positive net pricing and favorable channel mix.
Cost of goods sold
Cost of goods sold per hectoliter increased 0.5% in local currency in 2013 compared to 2012, on a pro forma basis, primarily driven by adverse mix shift to higher cost packages, partially offset by lower supply chain costs.
Cost of goods sold per hectoliter increased 6.9% in local currency in 2012 compared to 2011, on a pro forma basis, primarily driven by package mix changes and input inflation, higher pension expense and fixed cost deleverage from lower volume.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 5.3% in local currency in 2013 compared to 2012, on a pro forma basis, driven by higher incentive compensation and investment behind core brands and innovation.
Marketing, general and administrative expenses decreased 2.6% in local currency in 2012 compared to 2011, on a pro forma basis, due to cost reduction initiatives and lower marketing investments, partially offset by higher pension expense, as well as increased bad debt expenses.
Special items, net
During 2013, we recognized charges of $14.5 million relating to a restructuring program focused on labor savings across all functions. We also recognized a non-cash impairment charge of $150.9 million related to indefinite-lived intangible brand assets in Europe. Additionally, upon termination of our Tradeteam distribution agreement and subsequent termination of the joint venture and sale of our 49.9% interest in Tradeteam to DHL, we recognized a loss of $13.2 million in December 2013. See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Investments" for further discussion.
Further, we recognized a gain of $4.2 million relating to the release of a portion of a non-income-related-tax reserve that was recorded as a special charge in 2009.
During the second quarter of 2013, our business in Czech Republic was adversely impacted by flooding that affected our brewery capacity in Prague and resulted in damages to inventory and returnable packaging materials in an off-site warehouse. As a result, we recorded losses and related costs of $5.4 million due to significant flooding in Czech Republic in the second quarter of 2013. These losses were offset by $7.4 million insurance proceeds received. We have claimed business interruption coverage from our relevant insurance carriers, which may defray some, but not all, of the impact on results. Receipt of insurance proceeds for business interruption, if any, will occur in future periods.
During 2012, we recognized employee termination costs of $19.8 million related to a restructuring program focused on labor savings across all functions. Also, we recognized an asset abandonment charge of $7.2 million related to the discontinuation of primary packaging. We determined that the Home Draft package was not meeting expectations, and as a result, we recognized a loss related to the write-off of the Home Draft packaging line, tooling equipment, and packaging materials. Additionally, we recognized a $3.5 million gain related to a release of a portion of a non-income-related-tax reserve that was recorded as a special item in 2009.
During 2011, we recognized employee termination costs of $2.1 million related to supply chain restructuring activity and company-wide efforts to increase efficiency in operations. Additionally, we recognized a $2.4 million gain related to a release of a portion of a non-income-related-tax reserve that was recorded as a special item in 2009 and strategic cost initiatives. On a pro forma basis, we recognized additional special charges of $7.0 million primarily related to restructuring and special termination benefits.
Other income (expense), net
We recognized other income of $0.5 million and other expense of $2.8 million and $3.7 million, on a pro forma basis, in 2013, 2012 and 2011, respectively. Other income and expense activity primarily relates to foreign currency movements and other non-operating activities.
Interest income
Interest income is earned on trade loans to U.K. on-premise customers. Interest income in local currency declined 12.9% and 9.6% in 2013 and 2012, respectively. The declines in both 2013 and 2012 were due to reductions in trade loan balances.
Molson Coors International Segment
The objective of MCI is to grow and expand our business and brand portfolio in markets, including emerging markets, outside the U.S., Canada, U.K. and Central Europe, comprising our standalone businesses in India (consisting of the Molson Coors Cobra India joint venture, "MC Cobra India"), Japan and China; our export business, which is expanding the reach of our international brands, in Latin America, the Caribbean, Western Europe, and Australia; and our license business, which builds long term licensing partnerships with leading global brewers to market and grow our international brands in markets which typically have a greater barrier to entry, in Ukraine, Russia, Mexico and Spain. Beginning July 1, 2012, our Central Europe export and license business is reported in our MCI segment.
The following represents our results of operations for MCI for the years ended December 31, 2013, December 29, 2012, and December 31, 2011.

	For the years ended
	December 31, 2013	Change	December 29, 2012(1)	Change	December 31, 2011
	(In millions, except percentages)
Volume in hectoliters(2)	1.109	(6.6)%	1.188	17.4%	1.012
Sales	$162.7	(4.9)%	$171.0	19.0%	$143.7
Excise taxes	(25.1)	4.6%	(24.0)	13.7%	(21.1)
Net sales	137.6	(6.4)%	147.0	19.9%	122.6
Cost of goods sold(3)	(85.0)	(5.7)%	(90.1)	16.1%	(77.6)
Gross profit	52.6	(7.6)%	56.9	26.4%	45.0
Marketing, general and administrative expenses	(68.9)	(21.2)%	(87.4)	12.9%	(77.4)
Special items, net	4.4	(110.4)%	(42.2)	N/M	(1.0)
Operating income (loss)	(11.9)	(83.6)%	(72.7)	117.7%	(33.4)
Other income (expense), net	0.1	(83.3)%	0.6	N/M	0.1
Income (loss) from continuing operations before income taxes(4)	$(11.8)	(83.6)%	$(72.1)	116.5%	$(33.3)
Adjusting items:
Special items	(4.4)	(110.4)%	42.2	N/M	1.0
Other non-core items	—	(100.0)%	0.5	N/M	—
Non-GAAP: Underlying pretax income (loss)	$(16.2)	(44.9)%	$(29.4)	(9.0)%	$(32.3)
N/M = Not meaningful

(1)
The results related to the Central Europe export and license business have been moved to our MCI segment beginning July 1, 2012. The impact of our Central Europe export and license business for the period from Acquisition through the end of the second quarter 2012 was immaterial and therefore, amounts for that period continue to be included in the Europe segment. The MCI results for the second half of 2012 reflect $5.4 million and $5.5 million of income from continuing operations before income taxes and non-GAAP underlying pretax income, respectively, relating to Central Europe export and license business.

(2)	Excludes royalty volume of 1.141 million hectoliters, 0.810 million hectoliters and 0.265 million hectoliters in 2013, 2012 and 2011, respectively.

(3)
Reflects gross segment amounts and for 2013 and 2012 includes intercompany cost of goods sold from the U.K. of $4.8 million and $16.0 million, respectively. The offset is included within U.K. net sales. These amounts are eliminated in the consolidated totals.

(4)	Includes loss attributable to noncontrolling interest of $8.0 million and $3.0 million in 2012 and 2011, respectively.
Foreign currency impact on results
Our MCI segment operates in numerous countries around the world and each country's operations utilize distinct currencies. MCI's results were insignificantly impacted by foreign currency movements in both 2013 and 2012. This includes an insignificant effect on both USD losses before income taxes and USD underlying pretax loss.
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
Volume and net sales
Including royalty volumes, MCI total sales volume increased 12.6% in 2013 compared to 2012, due to the addition of the Central Europe export and license business, along with strong Coors Light growth in Mexico and Latin America markets, offset by the negative impact of transferring our Carling travel and export business to the Europe segment. Excluding royalty sales (primarily in Mexico and Eastern Europe), MCI reported sales volume decreased 6.6% in 2013 compared to 2012 due to the negative impact of transferring our Carling travel and export business to the Europe segment.
Net sales per hectoliter increased 0.3% in 2013 versus 2012, driven by positive geographic mix, higher net pricing in China and the addition of contract brewing volume in India.
Including royalty volumes, MCI total sales volume increased 56.5% in 2012 compared to 2011, due to the addition of the Central Europe export and license business, Carling growth in our Europe export and license markets, Coors Light growth in Latin America, higher sales of Zima and Modelo brands in Japan, and sales from MC Cobra India. Excluding royalty sales (primarily in Mexico and Eastern Europe), MCI reported sales volume increased 17.4% in 2012 compared to 2011.
Net sales per hectoliter increased 2.1% in 2012 versus 2011, driven by positive sales mix, including higher sales of Zima and Modelo brands in Japan.
Cost of goods sold
Cost of goods sold per hectoliter increased 1.1% in 2013 versus 2012, due to the addition of contract brewing volume in India.
Cost of goods sold per hectoliter increased 1.1% in 2012 versus 2011, driven by sales mix, including higher sales of Zima and Modelo brands in Japan.
Marketing, general and administrative expenses
Marketing general and administrative expenses decreased 21.2% to $68.9 million in 2013 compared to 2012, due to lower marketing spending in low-margin accounts in China, as well as the exit from our China joint venture and reduced overhead expenses in other markets. These decreases were partially offset by increases in marketing investments related to the launch of Coors and Blue Moon in Australia.
Marketing general and administrative expenses increased 12.9% to $87.4 million in 2012 compared to 2011, due to incremental brand investments in priority markets and asset-value and cost adjustments in our MC Si'hai joint venture. Marketing, general and administrative expenses attributable to the addition of the Central Europe export and license business were insignificant for 2012.
Special items, net
In 2013, we sold our interest in the MC Si'hai joint venture in China and recognized a gain of $6.0 million. The gain consists of the release of the $5.4 million liability representing the fair value of our remaining investment upon deconsolidation of the joint venture in 2012, as well as $0.6 million of proceeds received for our interest in the joint venture. We also recognized legal and related fees in relation to the sale of $1.2 million during 2013. See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Investments" of the Notes for further discussion. Additionally, during 2013, we recognized charges of $0.4 million relating to a restructuring program focused on labor savings across all functions.
During 2012, we recognized a $27.6 million impairment charge related to the deconsolidation of our MC Si'hai joint venture and $1.2 million of related costs. See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Investments" of the Notes for further discussion. Also, during 2012, we recognized a $10.4 million impairment charge to write-off the goodwill and definite-lived intangibles associated with MC Si'hai. See Part II—Item 8 Financial Statements and Supplementary Data, Note 12, "Goodwill and Intangible Assets" of the Notes for further discussion. Additionally, during 2012, we recognized charges of $3.0 million relating to a restructuring program focused on labor savings across all functions.
Corporate
Corporate includes corporate interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, finance and accounting, tax, treasury, internal audit, insurance and risk management. Additionally, the results of our water resources and energy operations in the state of Colorado are included in Corporate. Corporate also includes certain royalty income and administrative costs related to the management of intellectual property.
The following represents our results of operations for Corporate for the years ended December 31, 2013, December 29, 2012, and December 31, 2011.

	For the years ended
	December 31, 2013	Change	December 29, 2012	Change	December 31, 2011
	(In millions, except percentages)
Volume in hectoliters	—	—%	—	—%	—
Sales	$1.2	—%	$1.2	(7.7)%	$1.3
Excise taxes	—	—%	—	—%	—
Net sales	1.2	—%	1.2	(7.7)%	1.3
Cost of goods sold	(3.6)	N/M	2.2	(141.5)%	(5.3)
Gross profit	(2.4)	(170.6)%	3.4	(185.0)%	(4.0)
Marketing, general and administrative expenses	(107.4)	(17.9)%	(130.8)	26.5%	(103.4)
Special items, net	(1.3)	(35.0)%	(2.0)	N/M	—
Operating income (loss)	(111.1)	(14.1)%	(129.4)	20.5%	(107.4)
Interest expense, net	(175.0)	(8.2)%	(190.7)	66.8%	(114.3)
Other income (expense), net	15.8	(118.4)%	(85.8)	N/M	(2.9)
Income (loss) from continuing operations before income taxes	$(270.3)	(33.4)%	$(405.9)	80.7%	$(224.6)
Adjusting items:
Special items	1.3	(35.0)%	2.0	N/M	—
Acquisition and integration related costs	4.1	(97.4)%	157.5	N/M	—
Unrealized mark-to-market (gains) and losses	15.4	20.3%	12.8	178.3%	4.6
Other non-core items	(22.3)	N/M	(4.8)	(194.1)%	5.1
Non-GAAP: Underlying pretax income (loss)	$(271.8)	14.0%	$(238.4)	10.9%	$(214.9)
N/M = Not meaningful
Marketing, general and administrative expenses
Marketing, general and administrative expenses were $107.4 million in 2013, a decrease of $23.4 million or 17.9% versus 2012, due to higher acquisition and related integration costs recognized in 2012.
Marketing, general and administrative expenses were $130.8 million in 2012, an increase of $27.4 million or 26.5% versus 2011, due to acquisition and integration costs of $35.8 million, partially offset by lower project and overhead costs.

Special items, net
During 2013 and 2012, we recognized charges of $1.3 million and $2.0 million, respectively, relating to a restructuring program focused on labor savings across all functions. See Part II—Item 8 Financial Statements and Supplementary Data, Note 8, "Special Items" of the Notes for further discussion.
Interest expense, net
Net interest expense decreased $15.7 million to $175.0 million in 2013, primarily driven by additional interest amounts incurred in 2012 related to financing activities in connection with the Acquisition further discussed below, as well as the resulting lower interest costs following the debt repayments in 2013.
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
Other income (expense), net
Other income was $15.8 million in 2013, primarily driven by a gain of $22.3 million resulting from the sale of a non-operating asset. See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Other Income and Expense" of the Notes for further discussion.
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
A significant portion of our cash flows from operating activities is generated outside the U.S., in currencies other than USD. As of December 31, 2013, approximately 79% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We accrue for U.S. federal and state tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue U.S. federal and state tax consequences. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. These financing arrangements, along with the distributions received from MillerCoors are sufficient to fund our current cash needs in the U.S.
Net Working Capital
As of December 31, 2013, and December 29, 2012, we had debt-free net working capital of negative $17.5 million and positive $394.9 million, respectively. Short-term borrowings and current portion of long-term debt are excluded from net working capital as they are not reflective of the ongoing operational requirements of the business. The levels of working capital required to run our business fluctuate with the seasonality in our business. Our working capital is also sensitive to foreign exchange rates, as a significant majority of current assets and current liabilities are denominated in either CAD or our European operating currencies such as, but not limited to, GBP, Euro, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu, Bulgarian Lev and Hungarian Forint, while financial results are reported in USD. Below is a table outlining our current and historical net working capital levels:

	As of
	December 31, 2013	December 29, 2012
	(In millions)
Current assets	$1,537.7	$1,748.0
Less: Current liabilities	(2,142.1)	(2,598.7)
Add back: Current portion of long-term debt and short-term borrowings	586.9	1,245.6
Net working capital	$(17.5)	$394.9
The decrease in net working capital from $394.9 million at December 29, 2012, to negative $17.5 million at December 31, 2013, is primarily related to an increase in accounts payable and accrued trade payables of $109.4 million as we have increased our focus on managing working capital through increased vendor terms, the reduction in our cash balances due to the repayment of the $575 million convertible bonds and the settlement of the €500 million Zero Coupon Senior Unsecured Convertible Note (less the net €44.9 million initially withheld) in 2013, partially offset by cash raised through issuances under our commercial paper program and borrowings on our Euro-denominated revolving credit facility during 2013, of which we have outstanding balances of $379.8 million and $137.4 million, respectively, at December 31, 2013. See additional discussion below under subheading "Cash and Cash Equivalents" and Part II—Item 8 Financial Statements, Note 13, "Debt" of the Notes for further details of the current portion of long-term debt and short-term borrowings.
Cash Flows
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors described in Part I, Item 1A. Risk Factors presented herein.
Cash Flows from Operating activities
Net cash provided by operating activities of $1,168.2 million in 2013, increased by $184.5 million compared to 2012. This increase was primarily due to higher net income, adjusted for increased non-cash impairments and other non-cash add-backs, including increases in our accounts payable and accrued trade payables balances, driven by the addition of our Central Europe operations, along with lower cash paid for interest, partially offset by higher income tax payments and pension contributions.
Net cash provided by operating activities of $983.7 million in 2012, was higher by $115.6 million compared to 2011. The increase was primarily due to improved working capital management of $197.0 million, primarily driven by lower accounts receivable balances in the U.K. and Canada and higher accrued liability balances in Corporate and the cycling of lower accounts payable and accrued liability balances in the U.K. in 2011, which were related to timing.
Cash Flows from Investing activities
Net cash used in investing activities of $277.0 million in 2013, decreased by $2,358.1 million compared to 2012.

•	This decrease was primarily driven by the $2,257.4 million used in the Acquisition during the second quarter of 2012.

•	Additionally, in 2012, we settled $110.6 million of our cross currency swaps.

•
Further, proceeds from sales of properties and other assets increased $37.9 million in 2013 primarily due to the sale of our interest in our Tradeteam joint venture to DHL as well as the sale of other non-core investment assets. See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Investments" and Note 6, "Other Income and Expense" of the Notes for further discussion.

•	This decrease was partially offset by an increase in additions to properties of $71.6 million primarily related to investments in Europe in 2013.
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

•
Higher net cash used in investing activities further relates to the $110.6 million settlement in 2012 of approximately 33% of our remaining cross currency swaps designated as a net investment hedge. See Part II—Item 8 Financial Statements and Supplementary Data, Note 17, "Derivative Instruments and Hedging Activities" of the Notes for further discussion.

•	Higher net cash used was driven by increased net contributions to MillerCoors of $49.0 million in 2012.

•
These increases in net cash used were partially offset by the $93.6 million capital contribution to BRI in 2011, which BRI used, along with the capital contributions received from its other shareholders, to repay its CAD 200 million debt, releasing us from our guarantee of this debt.

Cash Flows from Financing activities
Net cash used in financing activities totaled $1,059.2 million in 2013, compared to net cash provided by financing activities of $1,171.4 million in 2012.

•
This change from "cash provided by" to "cash used in" financing activities was primarily driven by the $2,195.4 million in proceeds from issuance of long-term debt associated with the Acquisition, reduced by the related debt issue costs of $40.3 million, during 2012. This amount was partially offset by payments during 2012 of $424.3 million and $105.0 million related to debt and overdraft balances, respectively, assumed in the Acquisition, $181.9 million on our term loans and $44.8 million for the settlement of our 10-year senior notes issued in 2002.

•
During 2013 we repaid the $575 million convertible bonds, the €500 million convertible note (less the €44.9 million initially withheld) for $614.7 million, and the balance of our Euro denominated term loan for $123.8 million (€93.7 million). These repayments were partially offset by net issuances under our commercial paper program and net borrowings on our Euro-denominated revolving credit facility of $517.2 million.

•
We additionally made $119.4 million in net interest and notional payments primarily associated with our cross currency swaps, which were extended and designated as a net investment hedge in the fourth quarter of 2011, compared to only $8.2 million in net interest payments in 2012.

•	The increase in cash used in financing activities was partially offset by a $54.7 million increase in the proceeds from the exercise of stock options.
Net cash provided by financing activities totaled $1,171.4 million in 2012, compared to net cash used of $665.1 million compared to 2011, an increase of $1,836.5 million. Drivers of this change include:

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

See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Debt" of the Notes for a summary of our financing activities and debt position at December 31, 2013, and December 29, 2012.
Underlying Free Cash Flow
We generated $892.0 million of underlying free cash flow in 2013. This represents a 3.2% increase in underlying free cash flow compared to $864.7 million in 2012, driven by higher net income, after considering non-cash adjustments, , an increase in operating cash flow due to the addition of Central Europe for a full year and improvements in year-over-year working capital management.
The following table provides a reconciliation of Underlying Free Cash Flow, a non-GAAP measure, to the nearest U.S. GAAP measure (Net Cash Provided by Operating Activities).

		For the years ended
		December 31, 2013	December 29, 2012	December 31, 2011
		(In millions)
U.S. GAAP:	Net Cash Provided by Operating Activities	$1,168.2	$983.7	$868.1
Less:	Additions to properties(1)	(293.9)	(222.3)	(235.4)
Less:	Investment in MillerCoors(1)	(1,186.5)	(1,008.8)	(800.1)
Add:	Return of capital from MillerCoors(1)	1,146.0	942.4	782.7
Add:	Cash impact of Special items(2)	48.8	11.6	3.1
Add:	Costs related to the Acquisition(3)	7.7	134.7	—
Add:	MillerCoors investment in businesses(4)	—	14.4	—
Add:	MillerCoors purchase of noncontrolling interest(4)	—	9.0	—
Add:	MillerCoors cash impact of Special items(4)	1.7	—	—
Non-GAAP:	Underlying Free Cash Flow	$892.0	$864.7	$618.4

(1)	Included in Net cash used in investing activities.

(2)	Included in Net cash provided by operating activities.

(3)
Included in Net cash provided by operating activities and reflects integration costs of $7.7 million and $37.6 million paid in 2013 and 2012, respectively. Additionally, the adjustment to 2012 Net cash provided by operating activities reflects the loss related to settlement of Treasury Locks of $39.2 million and Euro currency purchase loss of $57.9 million.

(4)	Amounts represent our proportionate 42% share of the cash flow impacts, as determined by management. These items adjust operating cash flow to arrive at our underlying free cash flow for 2012.
Capital Resources
Cash and Cash Equivalents
As of December 31, 2013, we had total cash and cash equivalents of $442.3 million, compared to $624.0 million at December 29, 2012. The decrease versus prior year end was driven by the use of a significant amount of cash to repay the debt obligations further discussed below. Our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 90 days or less. These investments are viewed by management as low-risk investments and on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary. We also utilize a cash pooling arrangement to facilitate the access to cash across Central European countries.
Borrowings
The majority of our outstanding borrowings as of December 31, 2013 consisted of publicly traded notes. Our outstanding borrowings have maturities ranging from 2014 to 2042. Long-term debt was $3,213.0 million and $3,422.5 million at December 31, 2013, and December 29, 2012, respectively. Not included in these amounts are current portions of long-term debt and short-term borrowings. Current portions of long-term debt were $61.8 million and $1,232.4 million as of December 31,

2013, and December 29, 2012, respectively. Short-term borrowings were $525.1 million and $13.2 million as of December 31, 2013, and December 29, 2012, respectively. Our total borrowings decreased by $868.2 million from December 29, 2012 to December 31, 2013, primarily due to the repayment of our $575 million convertible notes, as well as the €500 million Convertible Note (less amounts initially withheld of €44.9 million) and remaining outstanding portion of our €120 million term loan issued in conjunction with the Acquisition, offset by commercial paper issuances during 2013, as further discussed below.
In the first quarter of 2013, a $950 million commercial paper program was approved by our Board of Directors and implemented. The commercial paper program is supported by our $550 million and $400 million revolving credit facilities. To fund the repayment of our €500 million Zero Coupon Senior Unsecured Convertible Note, we issued short-term commercial paper during the third quarter of 2013. As of December 31, 2013, the outstanding borrowings under the commercial paper program were $379.8 million at a weighted average effective interest rate and tenor of 0.49% and 47.2 days, respectively.
On July 30, 2013, the $575 million convertible notes matured and were repaid for face value of $575 million using cash on hand. The required premium payment of $2.6 million, which was based on our weighted-average Class B common stock price exceeding the then-applicable conversion price on any of the 25 trading days following the maturity date, was paid in September 2013. This premium was hedged by call options that mitigated our exposure to increases in our stock price and resulted in proceeds of $2.6 million from these call options in September 2013, which fully offset the premium payment. Separately, we entered into warrant transactions concurrent with these call options, pursuant to which we were required to issue Class B common stock to the counterparty if our stock price reached $66.13 per share. These warrants began expiring in December 2013 and the final warrants expired February 6, 2014, all of the warrants expired out-of-the-money.
On August 13, 2013, the seller exercised the conversion feature on our €500 million Zero Coupon Senior Unsecured Convertible Note for a total agreed upon value upon exercise of €510.9 million, consisting of €500 million in principal and €10.9 million for the conversion feature. Separate from the seller's notice to put, we have made claims under the purchase agreement and the management warranty deed provided to us upon close of the Acquisition related to certain exposures associated with pre-acquisition periods. As a result, we initially withheld €44.9 million ($61.8 million as of December 31, 2013) from the €500 million in principal related to these outstanding claims. Therefore, on September 3, 2013, we paid the seller in cash a total of €466.0 million ($614.7 million) consisting of €455.1 million ($600.3 million) in principal and €10.9 million ($14.4 million) for the conversion feature. To partially fund the repayment, we issued short-term commercial paper during the third quarter of 2013 as discussed above. The remaining €44.9 million ($61.8 million as of December 31, 2013) continues to be classified as current portion of long-term debt pending the resolution of the unsettled claims. In January 2014, we settled one of the claims resulting in a payment to the Seller of €34.0 million ($46.3 million at settlement). We have not incurred, and do not expect to incur, any interest on the amounts withheld.
During 2012, we repaid the $150 million borrowing and made principal repayments of €26.0 million on the remaining €120 million borrowing. During the third quarter of 2012, we designated the €120 million term loan as a net investment hedge of our Central European operations. During 2013, we made principal repayments of $123.8 million (€93.7 million), respectively, on the remaining balance of our €120 million term loan. As a result, the term loan, which was designated as a net investment hedge, was fully repaid in the third quarter of 2013. See Note 17, "Derivative Instruments and Hedging Activities" for further discussion.
On May 3, 2012, we issued $1.9 billion of senior notes with portions maturing in 2017, 2022 and 2042. The 2017 senior notes were issued in an initial aggregate principal amount of $300 million at 2.0% interest and will mature on May 1, 2017. The 2022 senior notes were issued in an initial aggregate principal amount of $500 million at 3.5% interest and will mature on May 1, 2022. The 2042 senior notes were issued in an initial aggregate principal amount of $1.1 billion at 5.0% interest and will mature on May 1, 2042. The issuance resulted in total proceeds to us, before expenses, of $1,880.7 million, net of underwriting fees and discounts of $14.7 million and $4.6 million, respectively. Total debt issuance costs capitalized in connection with these senior notes, including the $14.7 million of underwriting fees, were approximately $18.0 million and are being amortized over the life of the notes. The issuance added a number of guarantors to these debt securities as well as to our existing senior obligations, pursuant to requirements of our existing senior debt obligation agreements. These new guarantors consist principally of the U.K. operating entity. See Note 20, "Supplemental Guarantor Information" for further discussion and guarantor financial information reflective of this change.
On September 10, 2012, we entered into a revolving credit agreement ("Euro Credit Agreement") to support the operations of our Europe segment. The Euro Credit Agreement provides for a 1-year revolving credit facility of €150 million on an uncommitted basis. In the third quarter of 2013, this revolving credit facility was renewed and restructured and will continue to provide €150 million on an uncommitted basis through September 2014. As of December 31, 2013, the outstanding borrowings under this revolving credit facility were $137.4 million. There were no outstanding borrowings under this revolving credit facility as of December 29, 2012.

Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on such credit facilities if the need arises. There were no outstanding borrowings on our 4-year revolving $550 million or 4-year revolving $400 million credit facilities as of December 31, 2013, which were issued in the second quarter of 2012 and second quarter of 2011, respectively. These facilities support our commercial paper program discussed above and as such, we have $570.2 million available to draw on as of December 31, 2013. We also have uncommitted lines of credit with several banks should certain business units need additional short-term liquidity.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions and transfers of assets. As of December 31, 2013, and December 29, 2012, we were in compliance with all of these restrictions and have met all debt payment obligations.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Debt" of the Notes for a complete discussion and presentation of all borrowings and available sources of borrowing, including lines of credit.
Use of Cash
Following the Acquisition in the second quarter of 2012, we intend to continue to focus our use of cash primarily on debt repayment, along with cash dividends, potential strategic investments and other general corporate uses.
In addition to the repayment of the $575 million convertible bonds, the settlement of the €500 million Zero Coupon Senior Unsecured Convertible Note (less the net €44.9 million initially withheld) and the principal repayments of $123.8 million (€93.7 million) on the remaining balance of our €120 million term loan in 2013 as discussed above, we made payments on our cross currency swaps of $113.9 million. Our outstanding cross currency swaps, which were due to mature March 31, 2014, were in a net liability position of $71.7 million at December 31, 2013. These repayments were partially offset by issuances under our commercial paper program and borrowings on our Euro-denominated revolving credit facility during 2013, of which we have outstanding balances at December 31, 2013 of $379.8 million and $137.4 million, respectively.
Early in the first quarter of 2014, we repaid €34.0 million ($46.3 million at settlement) of the €44.9 million ($61.8 million as of December 31, 2013) initially withheld on the €500 million Zero Coupon Senior Unsecured Convertible Note repayment related to settlement of one of the outstanding claims. Additionally, in January 2014, we cash settled the final remaining CAD 241 million notional of our outstanding currency swaps designated as a net investment hedge of our Canadian operations for $65.2 million, which were scheduled to mature March 31, 2014.
In 2013, we made contributions to our defined benefit pension plans of $113.1 million including a contribution to our U.K. plan of $11.2 million, which reflects the acceleration of a required contribution for 2014. Our U.K. pension plan is currently undergoing a triennial statutory valuation as of June 30, 2013, which is necessary for funding purposes and required to be finalized by September 2014. While we cannot predict the outcomes of this valuation, it may result in a material increase to our long-term cash contribution obligations to our U.K. pension plan.
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
Credit Rating
Our current long-term credit ratings are BBB-/Positive Outlook, Baa2/Stable Outlook, BBB/Stable Outlook and BBB/Stable Outlook with Standard & Poor's, Moody's Investor Services, Fitch Ratings and DBRS, respectively.  Similarly, our short-term credit ratings are A-3, Prime-2, F2 and R-2, respectively. The BBB-/Positive Outlook rating from Standard & Poor's is one notch above "below investment grade." A securities rating is not a recommendation to buy, sell or hold securities, and it may be revised or withdrawn at any time by the rating agency.
MillerCoors
MillerCoors distributes its excess cash to its owners, SABMiller and MCBC, on a 58%/42% basis, respectively. As of December 31, 2013, and December 31, 2012, MillerCoors had cash of $12.3 million and $17.3 million, respectively. As of December 31, 2013, and December 31, 2012, MillerCoors had total debt of $10.6 million and $23.6 million, respectively. There are no restrictions from external sources on its ability to make cash distributions to its owners.
MillerCoors recognized $291.5 million, $285.4 million and $301.8 million of depreciation and amortization during 2013, 2012 and 2011, respectively.

MillerCoors contributed $101.9 million (our 42% share is $42.8 million) to its defined benefit pension plans in 2013. For 2014, MillerCoors' contributions to its defined benefit pension plans are expected to be approximately $90 million to $110 million (our 42% share is $38 million to $46 million), which are not included in our contractual cash obligations.
MillerCoors delivered incremental cost savings of approximately $102 million in 2013. We benefit from 42% of the MillerCoors cost savings.
Foreign Exchange
Foreign exchange risk is inherent in our operations primarily due to the significant operating results that are denominated in currencies other than USD. Our approach is to reduce the volatility of cash flows and reported earnings which result from currency fluctuations rather than business related factors. Therefore, we closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to foreign currency fluctuations. Our financial risk management policy is intended to offset a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. See Part II—Item 8 Financial Statements and Supplementary Data, Note 17, "Derivative Instruments and Hedging Activities" of the Notes for additional information on our financial risk management strategies.
Our consolidated financial statements are presented in USD, which is our reporting currency. The significant exchange rates to the USD used in the preparation of our consolidated financial results for the primary foreign currencies used in our foreign operations (functional currency) are as follows:

	For the years ended
	December 31, 2013	December 29, 2012	December 31, 2011
Weighted-Average Exchange Rate (1 USD equals)
Canadian dollar (CAD)	1.03	1.00	0.98
Euro (EUR)	0.77	0.80	N/A
British pound (GBP)	0.64	0.63	0.62
Czech Koruna (CZK)	19.60	19.82	N/A
Croatian Kuna (HRK)	5.70	5.96	N/A
Serbian Dinar (RSD)	85.24	89.97	N/A
New Romanian Leu (RON)	3.31	3.55	N/A
Bulgarian Lev (BGN)	1.48	1.57	N/A
Hungarian Forint (HUF)	223.91	227.11	N/A

	As of
	December 31, 2013	December 29, 2012
Closing Exchange Rate (1 USD equals)
Canadian dollar (CAD)	1.06	1.00
Euro (EUR)	0.73	0.76
British pound (GBP)	0.60	0.62
Czech Koruna (CZK)	19.89	19.00
Croatian Kuna (HRK)	5.54	5.72
Serbian Dinar (RSD)	83.40	85.84
New Romanian Leu (RON)	3.25	3.36
Bulgarian Lev (BGN)	1.42	1.48
Hungarian Forint (HUF)	216.26	220.07
The exchange rates for the years ended December 31, 2013, December 29, 2012 and December 31, 2011 have been calculated based on the average of the foreign exchange rates during the relevant period and have been weighted according to the foreign denominated earnings before interest and taxes of the USD equivalent.

Capital Expenditures
In 2013, we spent $293.9 million on capital improvement projects worldwide, which excludes capital spending by MillerCoors and other equity method joint ventures, representing a 32% increase versus 2012 capital expenditures of $222.3 million. Capital expenditures in 2013 increased driven by the addition of our Central Europe operations. Of the 2013 capital spending, approximately 70% was in support of the Europe segment, with the remainder split between Canada and Corporate. The capital expenditure plan for 2014 is expected to be approximately $330 million, excluding MillerCoors and other equity method joint ventures, which is higher than 2013 primarily due to our planned improvements to our Canada supply chain.
Contractual Obligations and Commercial Commitments
Contractual Obligations
A summary of our consolidated contractual obligations as of December 31, 2013, and based on foreign exchange rates at fiscal year end 2013, is as follows:

	Payments due by period
	Total	2014	2015 - 2016	2017 - 2018	2019 and Thereafter
	(In millions)
Debt obligations(1)	$3,805.0	$586.9	$847.4	$770.7	$1,600.0
Interest payments on debt obligations(1)	1,870.2	140.3	226.0	162.3	1,341.6
Derivative payments(2)	76.9	73.9	2.9	0.1	—
Retirement plan expenditures(3)	134.3	41.3	17.2	18.5	57.3
Operating leases	107.6	33.3	43.5	13.9	16.9
Other long-term obligations(4)	3,236.7	1,178.3	833.4	365.8	859.2
Total obligations	$9,230.7	$2,054.0	$1,970.4	$1,331.3	$3,875.0
See Part II - Item 8 Financial Statements and Supplementary Data, Note 13, "Debt", Note 16, "Employee Retirement Plans and Postretirement Benefits", Note 17, "Derivative Instruments and Hedging Activities", and Note 19, "Commitments and Contingencies" of the Notes for additional information.

(1)
The "debt obligations" line item includes the principal payment obligations related to our short-term commercial paper borrowings assuming repayment at maturity as well as the current borrowings on our EUR revolving credit facility assuming repayment in 2014. The "interest payments on debt obligations" line item includes floating-rate interest payments estimated using interest rates effective as of December 31, 2013, related to the EUR revolving credit facility. The "debt obligations" line item excludes unamortized discounts and also excludes capital leases obligations which are immaterial for current fiscal year.

(2)
The "derivative payments" line includes the payment obligations, to be paid to counterparties under our derivative contracts, as well as interest on our outstanding cross currency swap agreements. These obligations are primarily related to the cross currency swaps and exclude derivatives in an asset position of $20.0 million. As market rates fluctuate, payments to or receipts from our counterparties will also fluctuate. Due to the nature of our counterparty agreements, we are not able to net positions with the same counterparty across business units. Thus, in the event of default, we may be required to early settle all out-of-the-money contracts, without the benefit of netting the fair value of any in-the-money positions against this exposure.

Our outstanding cross currency swaps, which were to mature in March 2014, were in a net liability position of $71.7 million at December 31, 2013. In January 2014, we early settled the final remaining CAD 241 million notional of our outstanding currency swaps designated as a net investment hedge of our Canadian operations for $65.2 million.

(3)
Represents expected contributions under our defined benefit pension plans in the next twelve months and our benefits payments under postretirement benefit plans for all periods presented. The net underfunded liability at December 31, 2013 of our defined benefit pension plans (excluding our overfunded plans) and postretirement benefit plans is $312.5 million and $162.1 million, respectively. Contributions in future fiscal years will vary as a result of a number of factors, including actual plan asset returns and interest rates, and as such, have been excluded from the above table. We fund pension plans to meet the requirements set forth in applicable employee benefits laws. Sometimes we voluntarily increase funding levels to meet financial goals. Pension contributions and postretirement benefit payments on a consolidated basis (excluding MillerCoors, BRI and BDL) were $121.6 million in 2013. Excluding MillerCoors, BRI and BDL, we expect to make contributions to our defined benefit pension plans of $20 million to $40 million and benefit payments for our other postretirement benefit plans of approximately $10 million in 2014. Our U.K. pension plan is subject to a statutory valuation for funding purposes every three years, with a valuation as of June 30, 2013 currently underway. While we cannot predict the outcome of this valuation, it may result in a material increase to our long-term cash contribution obligations to our U.K. pension plan. The 2010 statutory valuation resulted in a long-term funding commitment plan along with an MCBC guarantee for annual contributions of GBP 25 million from 2013 through March 2022. Additionally, MCBC guarantees the lesser of the net underfunded liability amount for the U.K. plan ($217.0 million as of December 31, 2013) or the GBP 25 million annual contributions through March 2022, adjusted annually by the change in the Retail Price Index, subject to a maximum increase of 3% per annum. We have taken numerous steps in recent years to reduce our exposure to these long-term pension obligations, including the closure of the U.K. pension plan to future earning of service credit in early 2009 and benefit modifications in several of our Canada plans. However, given the net liability of these plans and their dependence upon the global financial markets for their financial health, the plans will continue to periodically require potentially significant amounts of cash funding.

(4)
The "other long-term obligations" line primarily includes non-cancellable purchase commitments as of December 31, 2013, that are enforceable and legally binding. Approximately $753 million of the total other long-term obligations relate to long-term supply contracts with third parties to purchase raw material, packaging materials and energy used in production. Approximately $1,456 million relates to commitments associated with Tradeteam in the U.K. Our aggregate commitments for advertising and promotions, including sports sponsorship, total approximately $270 million. The remaining amounts relate to sales and marketing, distribution, information technology services, open purchase orders and other commitments. Included in other long-term obligations are $92.7 million of unrecognized tax benefits and $17.3 million of indemnities provided to FEMSA for which we cannot reasonably estimate the timing of future cash flows, and therefore we have included these amounts in the longer than 5 year bucket.

Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity investments and consolidated subsidiaries. See Part II—Item 8 Financial Statements and Supplementary Data, Note 19, "Commitments and Contingencies" of the Notes for further discussion.
Other Commercial Commitments as of December 31, 2013

	Amount of commitment expiration per period
	Total amounts committed	2013	2014 - 2015	2016 - 2017	2018 and Thereafter
	(In millions)
Standby letters of credit	$54.2	$54.2	$—	$—	$—

Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. See Part II—Item 8 Financial Statements and Supplementary Data, Note 19, "Commitments and Contingencies" of the Notes for further discussion.
Off-Balance Sheet Arrangements
In accordance with generally accepted accounting principles, our operating leases are not reflected in our consolidated balance sheets. See Part II—Item 8 Financial Statements, Note 19, "Commitments and Contingencies" of the Notes for further discussion of these off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook for 2014
In 2014, we will continue to drive organizational focus on cash generation, raising returns on capital, and growing total shareholder return. We also intend to continue to invest in our core brands, innovation and above premium to deliver long-term returns to our shareholders.

Our profit performance in Canada in 2014 will be impacted by our decision to accelerate the termination of the joint venture that controls the Modelo brands in Canada. Excluding fixed costs, these brands provided approximately $18 million of pretax profit for our Canada business in 2013, and they will only provide two months of income in 2014. We will, however, be paid CAD 70 million of compensation by ABI when it assumes control of these brands on February 28, 2014.
We will continue our efforts around transforming and streamlining our cost base in Canada in 2014. We plan to introduce new advertising and increased activity to improve the performance of Coors Light, along with rolling out our proprietary vented can for this brand and Molson Canadian, which will also benefit from strong programming led by the Winter Olympics. We intend to build on the successful launch of Coors Banquet and accelerate our craft performance through Creemore and Granville Island.
We expect our 2014 Canada cost of goods sold per hectoliter to increase at a low-single-digit rate in local currency.
In the U.S., MillerCoors we are addressing the weak market by migrating our portfolio toward the high-margin and fast-growing above-premium segment on the strength of Redd’s, Leinenkugel’s, and Blue Moon. We will also introduce Miller Fortune and Smith & Forge to augment the portfolio. In premium lights, the reintroduction of the original Miller Lite can has exceeded our expectations and will be extended through September. Coors Light will be introducing new packaging designs and a Summer Brew line extension debuting on Memorial Day.
We expect MillerCoors cost of goods sold per hectoliter to increase at a low single digit rate in 2014.
In Europe, total industry volume declined more than 3% in 2013, but in the markets where we operate, we grew share slightly. Some economies in the region are forecast to improve slightly driven by export trends, which will take time to translate into consumer spending, but we expect there will eventually be a benefit for our business. We also expect the continued growth of the value segment and lower-margin channels and package configurations to create additional pressures in 2014. In this challenging market, our strategies for core brands, above premium and innovation are driving solid share in most of the region. For 2014, we plan to introduce innovative new packaging and above-premium beer mixes and other products to new markets in Europe.
We expect our 2014 Europe cost of goods sold per hectoliter to decrease at a low-single-digit rate versus 2013 in local currency.
In MCI, we will increase our focus on driving top-line growth through Coors Light, Carling, Staropramen and Blue Moon, along with other brands unique to our international markets. We believe that this, together with lower MG&A expense per hectoliter, will deliver a profitable business by 2016.
We expect our 2014 MCI cost of goods sold per hectoliter to increase at a mid-single-digit rate.
We expect 2014 marketing, general and administrative expense in Corporate to be approximately $110 million.
We currently anticipate approximately $20 million to $40 million of cash contributions to our defined benefit pension plans in 2014 and pension expense of approximately $22 million. MillerCoors, BRI and BDL pension expense and contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements.
Interest
We anticipate 2014 consolidated net interest expense of approximately $145 million, based on foreign exchange rates as of December 31, 2013, including approximately $5 million of Europe trade loan interest income.
Tax
Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled. We anticipate that our 2014 underlying effective tax rate on income will be in the range of 16% to 20%. We expect our normalized long-term underlying effective tax rate to be in the range of 20% to 24%, although we anticipate that it will take a few years to move to that range. There are proposed or pending tax law changes in various jurisdictions in which we do business that, if enacted, may have an impact on our underlying effective tax rate.
Dividends
On February 13, 2014, we declared an increased regular quarterly dividend of $0.37 per share, payable March 17, 2014, to Class A and Class B shareholders of record on February 28, 2014. This dividend represents a 16% increase from the most recent quarter’s dividend of $0.32 per share. In addition, Molson Coors Canada Inc. (TSX: TPX.B, TPX.A), declared a quarterly dividend of the Canadian dollar equivalent of $0.37 per share using the February 13, 2014 noon spot exchange rate as reported by the Bank of Canada, payable March 17, 2014, to Class A exchangeable and Class B exchangeable shareholders of record on February 28, 2014.
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
For a complete description of our significant accounting policies, see Part II—Item 8 Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" of the Notes.
Pension and Other Postretirement Benefits
Pension and other postretirement benefits ("OPEB") include both our defined benefit plans that cover certain current and former employees in Canada, the U.K. (within our Europe segment) and Japan (within our MCI segment), as well as our OPEB plans that provide medical benefits for retirees and their eligible dependents and life insurance for certain retirees in Canada, the U.S., and Europe. The Canada and U.K. defined benefit pension plans are primarily funded, but the Japan plan and all OPEB plans are unfunded. We also offer defined contribution plans in each of our segments.
Accounting for pension and OPEB plans requires that we make assumptions that involve considerable judgment and are significant inputs in the actuarial models that measure our net pension and OPEB obligations and ultimately impact our earnings. These include the discount rate, long-term expected rate of return on assets, compensation trends, inflation considerations, health care cost trends and other assumptions, as well as determining the fair value of assets in our funded plans. These assumptions involve considerable judgment and are significant inputs in the actuarial models that measure our net pension and OPEB obligations and ultimately impact our earnings.
Specifically, the discount rates, as well as the expected rates of return on assets and plan asset fair value determination, are important assumptions used in determining the plans' funded status and annual net periodic pension and OPEB benefit costs. We evaluate these critical assumptions at least annually on a plan and country-specific basis. We also, with the help of actuaries, periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our net pension and postretirement benefit obligations and related expense.
Discount Rates
The assumed discount rates are used to present-value future benefit obligations based on each plan's respective duration. The Canada pension and postretirement discount rates are based on our annual evaluation of high quality corporate bonds in the Canada market based on appropriate indices and actuarial guidance. The U.K. pension discount rate is based on information obtained from our actuary and reviewed in comparison with a published bond index reflective of the duration of our defined benefit pension obligations. We believe that our discount rate assumptions are appropriate; however, significant changes in our assumptions may materially affect our pension and OPEB obligations and related expense.
At December 31, 2013, on a weighted-average basis, the discount rates used were 4.57% for our defined benefit pension plans and 4.79% for our OPEB plans. This is an increase from the weighted-average discount rates of 4.18% for our defined benefit pension plans and 4.12% for our postretirement plans at December 29, 2012, resulting from central banks' continued monetary stimulus and improving economic conditions.

A 50 basis point change in our discount rate assumptions would have had the following effects on the projected benefit obligation balances as of December 31, 2013 for our pension and OPEB plans:

	Impact to projected benefit obligation as of December 31, 2013 - 50 basis points
	Decrease	Increase
	(In millions)
Projected benefit obligation - unfavorable (favorable)
Pension obligation	$290.1	$(261.3)
OPEB obligation	11.3	(10.6)
Total impact to the projected benefit obligation	$301.4	$(271.9)
Our UK pension plan includes benefits linked to inflation. The above sensitivity analysis does not consider the implications to inflation resulting from the above contemplated discount rate changes. This sensitivity holds all other assumptions constant.
Long Term Expected Rates of Return on Assets
The assumed long-term expected returns on assets (“EROA”) is used to estimate the actual return that will occur on each individual funded plan's respective plan assets in the upcoming fiscal year. We determine each plan's EROA with substantial input from independent investment specialists, including our actuaries and other consultants. In developing each plan's EROA, we consider current and expected asset allocations, historical market rates, and historical and expected returns on each plan's individual asset classes. In developing future return expectations for each of our plan's assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads. The calculation includes inputs for interest, inflation, credit, and risk premium (active investment management) rates and fees paid to service providers. Based on the above factors and expected asset allocations, we have assumed, on a weighted-average basis, the EROA for our defined benefit pension plan assets was 6.16% for cost recognition in 2014. This is an increase from the weighted-average rate of 5.83% we had assumed in 2013. We believe that our EROA assumptions are appropriate; however, significant changes in our assumptions may materially affect our net periodic pension costs.
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
A 50 basis point change in our discount rate and expected return on assets assumptions made at the beginning of 2013 would have had the following effects on 2013 net periodic pension and postretirement benefit costs:

	Impact to 2013 pension and postretirement benefit costs - 50 basis points (unfavorable) favorable
	Decrease	Increase
	(In millions)
Description of pension and postretirement plan sensitivity item
Expected return on pension plan assets	$(15.4)	$15.4
Discount rate on pension plans	$(9.4)	$9.6
Discount rate on postretirement plans	$(0.1)	$0.3
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
Equity assets are diversified between domestic and other international investments. Relative allocations reflect the demographics of the respective plan participants. See Part II—Item 8 Financial Statements and Supplementary Data, Note 16, "Employee Retirement Plans and Postretirement Benefits" of the Notes for a comparison of target asset allocation percentages to actual asset allocations at December 31, 2013.
Other Considerations
Our net periodic pension and postretirement benefit costs are also influenced by the potential amortization (or non-amortization) from accumulated other comprehensive income of deferred gains and losses, which occur when actual experience differs from estimates. We employ the corridor approach for determining each plan's amortization. This approach defines the “corridor” as the greater of 10% of the PBO or 10% of the market-related value of plan assets (as discussed above) and requires amortization of the excess net gain or loss that exceeds the corridor over the average remaining service periods of active plan participants in Canada. As our U.K. plan is closed, the average remaining life expectancy of all plan participants (including retirees) is used. If our actuarial losses significantly exceed this corridor in the future, significant incremental pension and postretirement costs could result. As of year end 2013, the deferred losses of several of our Canadian plans, as well as those in our U.K., exceeded the 10% corridor.
The assumed health care cost trend rates represent the rates at which health care costs are assumed to increase and are based on actuarial input and consideration of historical and expected experience. We use these trends as a significant assumption in determining our postretirement benefit obligation and related costs. Changes in our projections of future health care costs due to general economic conditions and those specific to health care will impact this trend rate. An increase in the trend rate would increase our obligation and expense of our postretirement health care plan. We believe that our health care cost trend rate assumptions are appropriate; however, significant changes in our assumptions may materially affect our postretirement benefit obligations and related costs. At December 31, 2013, the health care trend rates used were ranging ratably from 7.7% in 2014 to 4.5% in 2028. This is consistent with our health care trend rates of ranging ratably from 7.9% in 2013 to 4.5% in 2028 at December 29, 2012. See Part II—Item 8 Financial Statements and Supplementary Data, Note 16, "Employee Retirement Plans and Postretirement Benefits" of the Notes for the impact of a one-percentage point change in assumed health care cost trend rates on total service and interest cost components and postretirement benefit obligation at December 31, 2013.
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
Currently, our most significant contingency relates to our Kaiser indemnity obligations. Historically, we defined the valuation of most of our recorded liabilities for Kaiser indemnity obligations to FEMSA using multiple probability-weighted scenarios. Our indemnity continues to cover other remaining, purchased tax credits and other tax, civil and labor issues. Our indemnity also covers fees and expenses that Kaiser incurs to manage the cases through the administrative and judicial systems. Any costs associated with these items would be recognized in Discontinued Operations.
For the remaining portion of our indemnity obligations, not deemed probable, we continue to utilize probability-weighted scenarios in determining the value of the indemnity obligations.

See Part I—Item 3 Legal Proceedings and Part II—Item 8 Financial Statements and Supplementary Data, Note 19, "Commitments and Contingencies" of the Notes for a discussion of our contingencies, environmental and litigation reserves as of December 31, 2013.
Goodwill and Intangible Asset Valuation
Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. In certain cases, we have aggregated business units, within an operating segment, into one reporting unit if the specific aggregation criteria under U.S. GAAP is met. The Canada and Europe reporting units are consistent with our operating segments. However, for our India business, the reporting unit is one level below the MCI operating segment. Our significant indefinite-lived intangible assets include the Molson core brands and the Coors Light distribution rights in Canada, and the Carling, Staropramen, Jelen, Ozujsko, Kamenitza, Branik and Niksicko brands in Europe.
We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment at least annually or when an interim triggering event occurs that would indicate that impairment may have taken place. We evaluate our other definite-lived intangible assets for impairment when evidence exists that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in such impairment evaluations.
Our annual evaluation involves comparing each reporting unit's fair value to its respective carrying value, including goodwill. If the fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If a reporting unit's carrying value exceeds its fair value, a second step is required to measure possible goodwill impairment loss. This step, if required, would include valuing all tangible and intangible assets and liabilities of the reporting unit, excluding goodwill. Then, the implied fair value of the reporting unit's goodwill derived from this step would be compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill were to exceed the implied fair value of the goodwill, we would recognize an impairment loss in an amount equal to the excess.
We use a combination of discounted cash flow analyses and market approaches to determine the fair value of each of our reporting units, and an excess earnings approach to determine the fair values of our indefinite-lived intangible assets. Our discounted cash flow projections include assumptions for growth rates for sales, costs and profits, which are based on various long-range financial and operational plans of each reporting unit or each indefinite-lived intangible asset. Additionally, discount rates used in our goodwill analysis are based on weighted-average cost of capital, driven by, among other factors, the prevailing interest rates in geographies where these businesses operate, as well as the credit ratings and financing abilities and opportunities of each reporting unit. Discount rates for the indefinite-lived intangible analysis largely reflect the rates for the overall reporting unit valuations, with some level of premium associated with the specificity of the intangibles themselves as appropriate. Our market-based valuations utilize earnings multiples of comparable public companies, which are reflective of the market in which each respective reporting unit operates, and recent market comparable transactions.
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
Intangible Assets
In 2013, our annual indefinite-lived intangible impairment testing determined that the fair values of the Jelen and Ostravar indefinite-lived brand intangibles within our Europe segment were below their respective carrying values. As a result, we recorded an aggregate impairment charge of $150.9 million recorded within special items in our consolidated statements of operations in the third quarter of 2013. The impairment of Jelen was primarily the result of increased competition, reduced market share and macroeconomic difficulties driving decreased projected cash flows, as well as unfavorable discount rate and income tax rate movements within Serbia. The impairment of Ostravar was primarily the result of decreased projected cash flows driven by recent economic challenges within the Ostrava region of Czech Republic. These changes in assumptions, driven by adverse economic and competitive factors specific to the markets in which these brands perform, have outpaced forecasted macroeconomic recoveries, resulting in the impairments. The remaining Europe indefinite-lived brand intangibles' fair values, including Staropramen and Carling brands, while facing similar macroeconomic challenges, were sufficiently in excess of their respective carrying values, with the exception of two brands acquired in the Acquisition. Specifically, these two brands, Ozujsko in Croatia and Branik in Czech Republic, are at risk of future impairment as a result of discount rate pressures due to country specific macroeconomic risk factors that are currently more than offset by improved cash flow projections driven by post-Acquisition performance and innovations. The Jelen, Ozujsko and Branik brands are therefore at risk of future impairment with an aggregate fair value estimated at approximately 1% in excess of their aggregate carrying value as of the impairment testing date. As of December 31, 2013, these at-risk intangible assets had a carrying value of $1,310.9 million.
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
Separately, our Molson core brand intangible continues to be at risk of future impairment with a fair value estimated at approximately 10% in excess of its carrying value, as of the impairment testing date, as the Molson core brands have continued to face significant competitive pressures and challenging macroeconomic conditions in the Canada market. These challenges have been partially offset by anticipated cost savings initiatives. As of December 31, 2013, the Molson core brand intangible had a carrying value of $2,857.9 million. The value of the Coors Light brand distribution rights and our other indefinite-lived intangibles in Canada continue to be substantially in excess of their carrying values.
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
Key Assumptions
The Europe and Canada reporting units' goodwill, the Molson core brand intangible, and certain indefinite-lived brand intangibles within Europe are at risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including significant delays in projected macroeconomic recovery or prolonged adverse economic conditions), terminal growth rates, market transaction multiples and/or weighted-average cost of capital utilized in the discounted cash flow analysis. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections used for our Europe reporting unit and indefinite-lived intangible testing reflect continued challenging environments in the near and medium term followed by growth resulting from a longer term recovery of the macroeconomic environment, as well as the benefit of anticipated cost savings and specific brand-building and innovation activities. Our Canada reporting unit and Molson core brand projections also reflect a continued challenging environment that has been adversely impacted by a weak economy across all industries, as well as weakened consumer demand, partially offset by anticipated cost savings and specific brand-building and innovation activities. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment test will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our Europe reporting unit, Molson core brand, and the at-risk European brands may include such items as: (i) a decrease in expected future cash flows, specifically, an increase in required pension contributions, a decrease in sales volume driven by a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long term volume trends, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) an economic recovery that significantly differs from our assumptions in timing and/or degree, (iii) volatility in the equity and debt markets or other country specific factors which could result in a higher discount rate; and (iv) sensitivity to market transaction multiples.
In 2013, the discount rates used in developing our fair value estimates for each of our reporting units were 10.5%, 10.5% and 16.0% for our Canada, Europe and India reporting units, respectively. These compared to discount rates used in our 2012 testing of 10.0%, 9.5% and 16.0% for our Canada, historical U.K., and India reporting units, respectively. Discount rates used for testing of indefinite-lived intangibles ranged from 9.0% to 14.0% considering the country specific risk premium for each geography in which our brands are based. Consistent with the prior year testing, we assessed qualitative factors to determine whether it was more likely than not that the fair value of an indefinite-lived intangible was greater than its carrying amount. Based on this Step 0 assessment, we determined that a full quantitative analysis was not necessary for several of our indefinite-lived intangible assets, as sales volumes, profit, and cash flows have continued to grow and we have maintained or increased the market share of these brands, when compared to previous years where the quantitative assessment indicated the fair value to be significantly greater than the carrying value.
While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in 2013, with the exception of litigation discussions with Miller in Canada in December 2013, which resulted in a $17.9 million impairment charge of our definite-lived intangible asset related to our licensing agreement. As of December 31, 2013, the intangible has a remaining carrying value of $38.6 million (CAD 41.0 million) with an estimated remaining life of approximately three years. The outcome of any future settlement discussions with Miller could result in additional impairments. See Part II—Item 8 Financial Statements and Supplementary Data, Note 19, "Commitments and Contingencies" of the Notes for further discussion.
As of December 31, 2013, the carrying values of goodwill and indefinite-lived intangible assets were $2.4 billion and $6.8 billion, respectively. If actual performance results differ significantly from our projections or we experience significant fluctuations in our other assumptions, a material impairment charge may occur in the future. See Part II—Item 8 Financial Statements and Supplementary Data, Note 12, "Goodwill and Intangible Assets" of the Notes for further discussion and presentation of these amounts.
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
We treat our portion of all foreign subsidiary earnings through December 31, 2013, as permanently reinvested under the accounting guidance and accordingly, have not provided for any U.S. federal or state tax thereon. As of December 31, 2013, approximately $886 million of retained earnings attributable to foreign subsidiaries was considered to be indefinitely invested. Our intention is to reinvest the earnings permanently or to repatriate the earnings when it is tax efficient to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. However, we believe that U.S. foreign tax credits would largely eliminate any U.S. taxes and offset any foreign withholding taxes due upon remittance.

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
New Accounting Pronouncements Not Yet Adopted
See Part II-Item 8 Financial Statements and Supplementary Data, Note 2, "New Accounting Pronouncements" of the Notes for a description of new accounting pronouncements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we actively manage our exposure to various market risks by entering into various supplier and market-based hedging transactions, authorized under established risk management policies that place clear controls on these activities. Our objective in managing these exposures is to decrease the volatility of our earnings and cash flows due to changes in underlying rates and costs.
The counterparties to our market-based transactions are generally highly rated institutions. We perform assessments of their credit risk regularly. Our market-based transactions include a variety of derivative financial instruments, none of which are used for trading or speculative purposes.
Interest Rate Risk
We are exposed to volatility in interest rates with regard to current and future debt offerings. Primary exposures include U.S. Treasury rates, Canadian government rates, EURIBOR and LIBOR. To mitigate this exposure and to achieve our desired fixed-to-floating rate debt profile, we may enter into interest rate swaps from time to time.
Foreign Exchange Risk
Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency-denominated cash flows. The primary foreign currency exposures for which we hedge our risk are the CAD and EUR. We manage this exposure through foreign currency forward contracts, cross currency swaps and foreign-denominated debt.
Commodity Price Risk
We use commodities in the production and distribution of our products. To manage the related price risk for these costs, we utilize market-based derivatives and long-term supplier-based contracts. Our primary objective when entering into these transactions is to achieve price certainty for commodities used in our supply chain. We manage our exposures through a combination of purchase orders, long-term supply contracts and over-the-counter swaps.

Details of market-risk sensitive debt, derivative and other financial instruments are included in the table below. Notional amounts are presented in the unit of measure and currency in which the respective instrument was issued with the exception of forwards in which all outstanding notional amounts have been aggregated and presented in USD.

	Notional amounts by expected maturity date							December 31, 2013	December 29, 2012
	December
	2014	2015	2016	2017	2018	Thereafter	Total	Fair value (1)	Fair value(1)
	(In millions)
Long-term debt:
$575 million, 2.5% convertible bonds, due 2013	—	—	—	—	—	—	—	$—	$(588.6)
€500 million, 0.0% convertible notes due 2013	44.9	—	—	—	—	—	44.9	$(61.8)	$(662.5)
CAD 900 million, 5.0% fixed rate, notes due 2015	—	900.0	—	—	—	—	900.0	$(903.7)	$(983.7)
CAD 500 million, 3.95% fixed rate Series A notes, due 2017	—	—	—	500.0	—	—	500.0	$(494.3)	$(534.8)
$300 million 2.0% notes due 2017	—	—	—	300.0	—	—	300.0	$(304.3)	$(310.0)
$500 million 3.5% notes due 2022	—	—	—	—	—	500.0	500.0	$(496.3)	$(534.0)
$1.1 billion 5.0% notes due 2042	—	—	—	—	—	1,100.0	1,100.0	$(1,098.5)	$(1,247.2)
€120 million term loan due 2016	—	—	—	—	—	—	—	$—	$(123.9)
Other long-term debt	—	—	0.2	—	—	—	0.2	$(0.2)	$(0.6)
Foreign currency management:
Forwards	235.3	159.6	81.2	—	—	—	476.1	$19.7	$(1.7)
Cross currency swaps	240.7	—	—	—	—	—	240.7	$(71.7)	$(220.4)
Commodity pricing management:
Swaps (notional in kWh)	483.8	309.5	55.5	—	—	—	848.8	$(0.2)	$(0.9)
Swaps (notional in MT, rounds to zero)	—	—	—	—	—	—	—	$(4.7)	$(1.6)
Equity management:
Equity conversion feature of debt	—	—	—	—	—	—	—	$—	$(7.9)

(1)
Fair values are stated in USD based on the applicable exchange rate as of December 31, 2013, and December 29, 2012, respectively. In January 2014, we early settled the final remaining CAD 241 million notional amount of our outstanding currency swaps designated as a net investment hedge of our Canadian operations for $65.2 million. See Part II—Item 8 Financial Statements and Supplementary Data, Note 17, "Derivative Instruments and Hedging Activities" of the Notes for further discussion.

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

	As of
	December 31, 2013	December 29, 2012
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(69.2)	$(82.0)
Swaps	$(16.7)	$(57.8)
Foreign currency denominated debt	$(146.6)	$(234.2)
Equity conversion feature of debt	$—	$(5.6)
Interest rate risk:
Debt	$(110.0)	$(114.5)
Swaps	$(1.8)	$(25.4)
Commodity price risk:
Swaps	$(7.4)	$(1.4)
Equity price risk:
Equity conversion feature of debt	$—	$(13.5)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements	Page
Consolidated Financial Statements:
Management's Report	67
Report of Independent Registered Public Accounting Firm	68
Consolidated Statements of Operations for the three years ended December 31, 2013, December 29, 2012 and December 31, 2011	69
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2013, December 29, 2012 and December 31, 2011	70
Consolidated Balance Sheets at December 31, 2013, and December 29, 2012	71
Consolidated Statements of Cash Flows for the three years ended December 31, 2013, December 29, 2012, and December 31, 2011	73
Consolidated Statements of Stockholders' Equity and Noncontrolling Interests for the three years ended December 31, 2013, December 29, 2012 and December 31, 2011	75
Notes to Consolidated Financial Statements	76

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the "1992 Framework"). Based upon its assessment, management concluded that, as of December 31, 2013, the Company's internal control over financial reporting was effective.
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

/s/ PETER SWINBURN	/s/ GAVIN HATTERSLEY
Peter Swinburn	Gavin Hattersley
President & Chief Executive Officer	Chief Financial Officer
Molson Coors Brewing Company	Molson Coors Brewing Company
February 14, 2014	February 14, 2014

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Molson Coors Brewing Company:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Molson Coors Brewing Company and its subsidiaries at December 31, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control--Integrated Framework (the “1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 14, 2014

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Years Ended
	December 31, 2013	December 29, 2012	December 31, 2011
Sales	$5,999.6	$5,615.0	$5,169.9
Excise taxes	(1,793.5)	(1,698.5)	(1,654.2)
Net sales	4,206.1	3,916.5	3,515.7
Cost of goods sold	(2,545.6)	(2,352.5)	(2,049.1)
Gross profit	1,660.5	1,564.0	1,466.6
Marketing, general and administrative expenses	(1,193.8)	(1,126.1)	(1,019.0)
Special items, net	(200.0)	(81.4)	(12.3)
Equity income in MillerCoors	539.0	510.9	457.9
Operating income (loss)	805.7	867.4	893.2
Other income (expense), net
Interest expense	(183.8)	(196.3)	(118.7)
Interest income	13.7	11.3	10.7
Other income (expense), net	18.9	(90.3)	(11.0)
Total other income (expense), net	(151.2)	(275.3)	(119.0)
Income (loss) from continuing operations before income taxes	654.5	592.1	774.2
Income tax benefit (expense)	(84.0)	(154.5)	(99.4)
Net income (loss) from continuing operations	570.5	437.6	674.8
Income (loss) from discontinued operations, net of tax	2.0	1.5	2.3
Net income (loss) including noncontrolling interests	572.5	439.1	677.1
Less: Net (income) loss attributable to noncontrolling interests	(5.2)	3.9	(0.8)
Net income (loss) attributable to Molson Coors Brewing Company	$567.3	$443.0	$676.3
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$3.09	$2.44	$3.65
From discontinued operations	0.01	0.01	0.01
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$3.10	$2.45	$3.66
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$3.07	$2.43	$3.62
From discontinued operations	0.01	0.01	0.01
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$3.08	$2.44	$3.63
Weighted-average shares—basic	183.0	180.8	184.9
Weighted-average shares—diluted	184.2	181.8	186.4
Amounts attributable to Molson Coors Brewing Company
Net income (loss) from continuing operations	$565.3	$441.5	$674.0
Income (loss) from discontinued operations, net of tax	2.0	1.5	2.3
Net income (loss) attributable to Molson Coors Brewing Company	$567.3	$443.0	$676.3
See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	For the Years Ended
	December 31, 2013	December 29, 2012	December 31, 2011
Net income (loss) including noncontrolling interests	$572.5	$439.1	$677.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(207.7)	344.9	(67.7)
Unrealized gain (loss) on derivative instruments	35.5	(26.4)	(6.1)
Reclassification of derivative (gain) loss to income	(3.2)	8.6	19.4
Pension and other postretirement benefit adjustments	240.7	(195.8)	(189.6)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	46.4	30.9	10.2
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	81.2	(6.9)	(67.0)
Total other comprehensive income (loss), net of tax	192.9	155.3	(300.8)
Comprehensive income (loss)	765.4	594.4	376.3
Less: Comprehensive income (loss) attributable to noncontrolling interests	(5.2)	3.9	(0.8)
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$760.2	$598.3	$375.5
See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (IN MILLIONS)

	As of
	December 31, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$442.3	$624.0
Accounts and notes receivable:
Trade, less allowance for doubtful accounts of $13.6 and $13.4, respectively	572.8	608.3
Affiliates	30.8	52.2
Current notes receivable and other receivables, less allowance for doubtful accounts of $1.1 and $1.6, respectively	124.4	92.9
Inventories:
Finished	133.2	139.9
In process	23.3	20.3
Raw materials	36.9	43.5
Packaging materials	11.9	10.2
Total inventories	205.3	213.9
Maintenance and operating supplies, less allowance for obsolete supplies of $6.8 and $7.2, respectively	29.6	28.3
Other current assets	82.1	89.2
Deferred tax assets	50.4	39.2
Total current assets	1,537.7	1,748.0
Properties, less accumulated depreciation of $1,458.7 and $1,224.6, respectively	1,970.1	1,995.9
Goodwill	2,418.7	2,453.1
Other intangibles, less accumulated amortization of $513.7 and $497.2, respectively	6,825.1	7,234.8
Investment in MillerCoors	2,506.5	2,431.8
Deferred tax assets	38.3	125.4
Notes receivable, less allowance for doubtful accounts of $2.8 and $4.0, respectively	23.6	26.3
Other assets	260.1	196.9
Total assets	$15,580.1	$16,212.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued) (IN MILLIONS, EXCEPT PAR VALUE)

	As of
	December 31, 2013	December 29, 2012
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities (includes affiliate payable amounts of $22.8 and $34.1, respectively)	$1,336.4	$1,186.9
Derivative hedging instruments	73.9	6.0
Deferred tax liabilities	138.1	152.3
Current portion of long-term debt and short-term borrowings	586.9	1,245.6
Discontinued operations	6.8	7.9
Total current liabilities	2,142.1	2,598.7
Long-term debt	3,213.0	3,422.5
Pension and postretirement benefits	462.6	833.0
Derivative hedging instruments	3.0	222.2
Deferred tax liabilities	911.4	948.5
Unrecognized tax benefits	92.7	81.8
Other liabilities	74.2	93.9
Discontinued operations	17.3	20.0
Total liabilities	6,916.3	8,220.6
Commitments and contingencies (Note 19)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value (authorized: 500.0 shares; issued: 167.2 shares and 164.2 shares, respectively)	1.7	1.6
Class A exchangeable shares, no par value (issued and outstanding: 2.9 shares and 2.9 shares, respectively)	108.5	110.2
Class B exchangeable shares, no par value (issued and outstanding: 19.0 shares and 19.3 shares, respectively)	714.1	724.4
Paid-in capital	3,747.6	3,623.6
Retained earnings	4,233.2	3,900.5
Accumulated other comprehensive income (loss)	154.9	(72.3)
Class B common stock held in treasury at cost (7.5 shares and 7.5 shares, respectively)	(321.1)	(321.1)
Total Molson Coors Brewing Company stockholders' equity	8,638.9	7,966.9
Noncontrolling interests	24.9	24.7
Total equity	8,663.8	7,991.6
Total liabilities and equity	$15,580.1	$16,212.2
See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (IN MILLIONS)

	For the Years Ended
	December 31, 2013	December 29, 2012	December 31, 2011
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$572.5	$439.1	$677.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	320.5	272.7	217.1
Amortization of debt issuance costs and discounts	20.3	41.7	22.5
Share-based compensation	19.5	14.0	24.7
Loss (gain) on sale or impairment of properties and other assets, net	164.0	46.4	8.6
Excess tax benefits from share-based compensation	(7.7)	(4.9)	(2.0)
Deferred income taxes	(17.6)	72.5	38.9
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	8.4	38.0	9.1
Equity income in MillerCoors	(539.0)	(510.9)	(457.9)
Distributions from MillerCoors	539.0	510.9	457.9
Equity in net income of other unconsolidated affiliates	(19.1)	(15.7)	(23.2)
Distributions from other unconsolidated affiliates	13.0	15.2	28.4
Change in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations) and other:
Receivables	70.4	105.5	(29.0)
Inventories	4.2	54.1	(17.1)
Payables and other current liabilities	178.6	(69.9)	(2.6)
Other assets and other liabilities	(156.8)	(23.5)	(82.1)
(Gain) loss from discontinued operations	(2.0)	(1.5)	(2.3)
Net cash provided by operating activities	1,168.2	983.7	868.1
Cash flows from investing activities:
Additions to properties	(293.9)	(222.3)	(235.4)
Proceeds from sales of properties and other assets	53.6	15.7	4.6
Acquisition of businesses, net of cash acquired	—	(2,258.3)	(41.3)
Change in restricted cash balances	—	—	6.7
Payment on discontinued operations	—	(6.8)	—
Investment in MillerCoors	(1,186.5)	(1,008.8)	(800.1)
Return of capital from MillerCoors	1,146.0	942.4	782.7
Investment in and advances to an unconsolidated affiliate	—	—	(83.2)
Loan repayments	10.6	22.9	22.4
Loan advances	(6.8)	(9.3)	(9.9)
Proceeds from settlements of derivative instruments	—	—	15.4
Payments on settlement of derivative instruments	—	(110.6)	—
Net cash used in investing activities	(277.0)	(2,635.1)	(338.1)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (IN MILLIONS)

	For the Years Ended
	December 31, 2013	December 29, 2012	December 31, 2011
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	88.8	34.1	11.6
Excess tax benefits from share-based compensation	7.7	4.9	2.0
Payments for purchase of treasury stock	—	—	(321.1)
Dividends paid	(234.6)	(232.2)	(228.1)
Dividends paid to noncontrolling interest holders	(4.1)	(5.0)	(2.3)
Payments for purchase of noncontrolling interest	(0.7)	(27.9)	—
Debt issuance costs	(0.4)	(40.3)	(2.2)
Proceeds from issuances of long-term debt	—	2,195.4	—
Payments on long-term debt and capital lease obligations	(1,317.0)	(226.7)	(0.3)
Payments on debt assumed in Acquisition	—	(424.3)	—
Proceeds from short-term borrowings	15.0	16.0	6.8
Payments on short-term borrowings	(15.2)	(17.2)	(18.3)
Net proceeds from (payments on) revolving credit facilities and commercial paper	507.4	7.8	2.1
Proceeds from settlement of derivative instruments	6.6	—	—
Payments on settlement of derivative instruments	(119.4)	(8.2)	(104.5)
Change in overdraft balances and other	6.7	(105.0)	(10.8)
Net cash provided by (used in) financing activities	(1,059.2)	1,171.4	(665.1)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(168.0)	(480.0)	(135.1)
Effect of foreign exchange rate changes on cash and cash equivalents	(13.7)	25.1	(3.6)
Balance at beginning of year	624.0	1,078.9	1,217.6
Balance at end of year	$442.3	$624.0	$1,078.9
See notes to consolidated financial statements. See Note 1 "Basis of Presentation and Summary of Significant Accounting Policies" for supplementary cash flow data and Note 3 "Acquisition of StarBev" for non-cash activity related to the Acquisition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS (IN MILLIONS)

		MCBC Stockholders
			Accumulated			Common Stock
			other	Common stock		held in	Exchangeable			Non
		Retained	comprehensive	issued		treasury	shares issued		Paid-in-	controlling
	Total	earnings	income (loss)	Class A	Class B	Class B	Class A	Class B	capital	interest
Balance at December 25, 2010	$7,842.6	$3,241.5	$171.1	$—	$1.6	$—	$111.2	$725.0	$3,548.4	$43.8
Exchange of shares	—	—	—	—	—	—	(0.7)	(0.2)	0.9	—
Shares issued under equity compensation plan	6.9	—	—	—	—	—	—	—	6.9	—
Amortization of stock based compensation	15.9	—	—	—	—	—	—	—	15.9	—
Net income (loss) including noncontrolling interests	677.1	676.3	—	—	—	—	—	—	—	0.8
Other comprehensive income (loss), net of tax	(300.8)	—	(300.8)	—	—	—	—	—	—	—
Repurchase of common stock	(321.1)	—	—	—	—	(321.1)	—	—	—	—
Dividends declared and paid	(230.4)	(228.1)	—	—	—	—	—	—	—	(2.3)
Balance at December 31, 2011	$7,690.2	$3,689.7	$(129.7)	$—	$1.6	$(321.1)	$110.5	$724.8	$3,572.1	$42.3
Exchange of shares	—	—	—	—	—	—	(0.3)	(0.4)	0.7	—
Shares issued under equity compensation plan	36.9	—	—	—	—	—	—	—	36.9	—
Amortization of stock based compensation	12.5	—	—	—	—	—	—	—	12.5	—
Acquisition of a business	40.6	—	—	—	—	—	—	—	—	40.6
Purchase of noncontrolling interest in Central Europe	(27.9)	—	—	—	—	—	—	—	1.4	(29.3)
Deconsolidation of MC Si'hai	(20.0)	—	—	—	—	—	—	—	—	(20.0)
Net income (loss) including noncontrolling interests	439.1	443.0	—	—	—	—	—	—	—	(3.9)
Other comprehensive income (loss), net of tax	155.3	—	155.3	—	—	—	—	—	—	—
Reclassification from investment in MillerCoors	(97.9)	—	(97.9)	—	—	—	—	—	—	—
Dividends declared and paid	(237.2)	(232.2)	—	—	—	—	—	—	—	(5.0)
Balance at December 29, 2012	$7,991.6	$3,900.5	$(72.3)	$—	$1.6	$(321.1)	$110.2	$724.4	$3,623.6	$24.7
Exchange of shares	—	—	—	—	—	—	(1.7)	(10.3)	12.0	—
Shares issued under equity compensation plan	94.6	—	—	—	0.1	—	—	—	94.5	—
Amortization of stock based compensation	17.3	—	—	—	—	—	—	—	17.3	—
Purchase of noncontrolling interest in Central Europe	(0.7)	—	—	—	—	—	—	—	0.2	(0.9)
Proceeds from call options related to settlement of convertible notes	2.6	—	—	—	—	—	—	—	2.6	—
Premium payment on settlement of convertible notes	(2.6)	—	—	—	—	—	—	—	(2.6)	—
Net income (loss) including noncontrolling interests	572.5	567.3	—	—	—	—	—	—	—	5.2
Other comprehensive income (loss), net of tax	192.9	—	192.9	—	—	—	—	—	—	—
Tax adjustment related to investment in MillerCoors reclassification	34.3	—	34.3	—	—	—	—	—	—	—
Dividends declared and paid	(238.7)	(234.6)	—	—	—	—	—	—	—	(4.1)
Balance at December 31, 2013	$8,663.8	$4,233.2	$154.9	$—	$1.7	$(321.1)	$108.5	$714.1	$3,747.6	$24.9
See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments and Corporate. Our reporting segments include: Molson Coors Canada ("MCC" or Canada segment), operating in Canada; MillerCoors LLC ("MillerCoors" or U.S. segment), which is accounted for by us under the equity method of accounting, operating in the United States ("U.S."); Molson Coors Europe (Europe segment), operating in Czech Republic, Serbia, Croatia, Romania, Bulgaria, Hungary, Montenegro, Bosnia-Herzegovina and Slovakia (collectively, "Central Europe"), as well as the United Kingdom ("U.K.") and the Republic of Ireland; and Molson Coors International ("MCI"), operating in various other countries. Effective for the first day of our 2013 fiscal year, we combined our U.K. and Ireland business with our Central Europe operations, which resulted in our Europe segment, and we have recast the historical presentation of segment information accordingly. Any reference to "Coors" means the Adolph Coors Company prior to the 2005 merger with Molson Inc. (the "Merger"). Any reference to Molson Inc. or Molson means MCC prior to the Merger. Any reference to "Molson Coors" means MCBC after the Merger.
Unless otherwise indicated, information in this report is presented in U.S. dollars ("USD" or "$").
Our Fiscal Year
On November 14, 2013, our Board of Directors approved a resolution to change MCBC's fiscal year from a 52/53 week fiscal year to a calendar year. As such, our 2013 fiscal year was extended from December 28, 2013, to December 31, 2013, with subsequent fiscal years beginning on January 1 and ending on December 31 of each year. Beginning January 1, 2014, quarterly results will be for the three month periods ending March 31, June 30, September 30, and December 31. This change aligns our fiscal year and interim reporting periods with our Central Europe business and MillerCoors, which are already following a monthly fiscal reporting calendar as noted below. Unless otherwise indicated, fiscal year 2013 refers to the period from December 30, 2012, through December 31, 2013, fiscal year 2012 refers to the 52 weeks ended December 29, 2012, and fiscal year 2011 refers to the 53 weeks ended December 31, 2011. The impact of the three additional days in fiscal year 2013 is immaterial to the consolidated financial statements.
Central Europe and MillerCoors follow a monthly fiscal reporting calendar. For Central Europe, fiscal year 2013 refers to the 12 months ended December 31, 2013, and fiscal year 2012 refers to the period from the Acquisition date of June 15, 2012, through December 31, 2012. For MillerCoors, fiscal years 2013, 2012 and 2011 refer to the 12 months ended December 31, 2013, December 31, 2012, and December 31, 2011, respectively.
The results from Brewers' Retail, Inc. ("BRI"), Brewers' Distributor Ltd. ("BDL") and Modelo Molson Imports, L.P. ("MMI"), equity method investments, are reported one month in arrears. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements, such as the impact to other comprehensive income for our proportionate share of the change in the BRI and BDL pension and postretirement liabilities resulting from the annual actuarial valuation performed as of December 31, 2013.
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

Revenue Recognition
Our net sales represent the sale of beer and other malt beverages (including adjacencies, such as cider) net of excise taxes, the vast majority of which are brands that we own and brew ourselves. We import or brew and sell certain non-owned partner brands under licensing and related arrangements. In addition, we contract manufacture for other brewers in some of our markets.
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
In addition to supplying our own brands, the U.K. business (within our Europe segment) sells other beverage companies' products to on-premise customers to provide them with a full range of products for their retail outlets. We refer to this as the "factored brand business." Sales from this business are included in our net sales and cost of goods sold when ultimately sold, but the related volume is not included in our reported sales volumes. In the factored brand business, we normally purchase inventory, which includes excise taxes charged by the vendor, take orders from customers for such brands, and invoice customers for the product and related costs of delivery. In accordance with guidance pertaining to reporting revenue gross as a principal versus net as an agent, sales under the factored brands are reported on a gross income basis.
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
In the U.K., loans are extended to a portion of the retail outlets that sell our brands. We reclassify a portion of beer revenue to interest income to reflect a market rate of interest on these loans. In fiscal years 2013, 2012 and 2011, these amounts were $4.9 million, $5.7 million, and $6.3 million, respectively, included in the Europe segment.
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
Cost of Goods Sold
Our cost of goods sold includes costs we incur to make and ship beer. These costs include brewing materials, such as barley, hops and various grains. Packaging materials, including glass bottles, aluminum and steel cans, cardboard and paperboard are also included in our cost of goods sold. Additionally, our cost of goods sold include both direct and indirect labor, shipping and handling including freight costs, utilities, maintenance costs, depreciation, promotional packaging, other manufacturing overheads and costs to purchase factored brands from suppliers, as well as the estimated cost to facilitate product returns.
Marketing, General and Administrative Expenses
Our marketing, general and administrative expenses include media advertising (television, radio, print), tactical advertising (signs, banners, point-of-sale materials) and promotion costs on both local and national levels within our operating segments. The creative portion of our advertising activities is expensed as incurred. Production costs of advertising and promotional materials are expensed when the advertising is first run. Advertising expense was $458.5 million, $423.5 million and $398.8 million for fiscal years 2013, 2012 and 2011, respectively. Prepaid advertising costs of $13.8 million and $23.9 million, were included in other current assets in the consolidated balance sheets at December 31, 2013, and December 29, 2012, respectively.
This classification includes general and administrative costs for functions such as finance, legal, human resources and information technology, which consist primarily of labor and outside services, as well as bad debt expense related to our allowance for doubtful accounts. Unless capitalization is allowed or required by U.S. GAAP, legal costs are expensed when incurred. These costs also include our marketing and sales organizations, including labor and other overheads. This line item additionally includes amortization costs associated with intangible assets, as well as certain depreciation costs related to non-production equipment and share-based compensation.
Share-based compensation is recognized using a straight-line method over the vesting period of the awards. Certain share-based compensation plans contain provisions that accelerate vesting of awards upon change in control, retirement, disability or death of eligible employees and directors. Our share-based awards are considered vested when the employee's retention of the award is no longer contingent on providing service, which for certain awards can result in immediate recognition for awards granted to retirement-eligible individuals or accelerated recognition for awards granted to individuals that will become retirement eligible within the stated vesting period. Also, if less than the stated vesting period, we recognize these costs over the period from the grant date to the date retirement eligibility is achieved. We report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, thereby reducing net operating cash flows and increasing net financing cash flows.
Special Items
Our special items represent charges incurred or benefits realized that we do not believe to be indicative of our core operations; specifically, such items are considered to be one of the following:
•infrequent or unusual items,
•impairment or asset abandonment-related losses,
•restructuring charges and other atypical employee-related costs, or
•fees on termination of significant operating agreements and gains (losses) on disposal of investments.
Although we believe these items are not indicative of our core operations, the items classified as special items are not necessarily non-recurring.
Equity Income in MillerCoors
Our equity income in MillerCoors represents our proportionate share for the period of the net income of our investment in MillerCoors accounted for under the equity method. Such amount typically reflects adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between cost and underlying equity in net assets upon the formation of MillerCoors.
Interest Expense, net
Our interest costs are associated with borrowings to finance our operations. In addition to interest earned on our cash and cash equivalents across our business, interest income in the Europe segment is associated with trade loans receivable from customers, primarily in the U.K. As noted above, this includes a portion of beer revenue which is reclassified to interest income to reflect a market rate of interest on these loans. We capitalize interest cost as a part of the original cost of acquiring certain fixed assets if the cost of the capital expenditure and the expected time to complete the project are considered significant.
Other Income (Expense)
Our other income (expense) classification primarily includes gains and losses associated with activities not directly related to brewing and selling beer. For instance, certain gains or losses on foreign exchange and on sales of non-operating assets are classified in this line item.
Income Taxes
Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets, liabilities, and certain unrecognized gains and losses recorded in accumulated other comprehensive income (loss). We provide for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the U.S., except for those earnings that we consider to be permanently reinvested. Interest, penalties and offsetting positions related to unrecognized tax benefits are recognized as a component of income tax expense. Our deferred tax valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards from operations in various jurisdictions. These valuation allowances are primarily related to deferred tax assets generated from net operating losses.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) ("OCI") represents income and losses for the reporting period which are excluded from net income (loss) and recognized directly within accumulated other comprehensive income (loss) ("AOCI") as a component of equity. These amounts are expected to be reclassified out of AOCI in the future, at which point they will be recognized within the consolidated statement of operations as a component of net income (loss). We recognize OCI related to the translation of assets and liabilities of our foreign subsidiaries which are denominated in currencies other than USD, unrealized gains and losses on the effective portion of our derivatives designated in hedging relationships, actuarial gains and losses and prior service costs related to our pension and other post-retirement benefit plans, as well as our proportionate share of our equity method investments' OCI.
Cash and Cash Equivalents
Cash consists of cash on hand and bank deposits. Cash equivalents represent highly liquid investments with original maturities of 90 days or less. Our cash deposits may be redeemed upon demand and are maintained with multiple, reputable financial institutions. The following presents our supplemental cash flow information:

	For the fiscal years ended
	December 31, 2013	December 29, 2012	December 31, 2011
	(In millions)
Cash paid for interest	$163.8	$191.4	$102.3
Cash paid for taxes	$107.8	$34.6	$62.7
Non-cash convertible note issued upon close of the Acquisition	$—	$645.9	$—
We also have non-cash issuances of share-based awards. See Note 14, "Share-Based Payments" for further discussion.
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
In the U.K., loans are extended to a portion of the retail outlets that sell our brands. At December 31, 2013, and December 29, 2012, total loans outstanding, net of allowances, were $31.7 million and $35.8 million, respectively, and are classified as either current or non-current notes receivable in our consolidated balance sheets. An allowance for credit losses is maintained to provide for loan losses deemed to be probable related to specifically identified loans and for losses in the loan portfolio that have been incurred at the balance sheet date. We establish our allowance through a provision for loan losses charged against earnings and recorded in marketing, general and administrative expenses. Loan balances that are written off are recorded against the allowance as a write-off. Activity within the allowance is immaterial for fiscal years 2013, 2012 and 2011.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. We regularly assess the shelf-life of our inventories and reserve for those inventories when it becomes apparent the product will not be sold within our freshness specifications. We did not have a material allowance for obsolete finished goods or packaging materials at December 31, 2013, or at December 29, 2012.
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
Returnable containers are recorded at acquisition cost and consist of returnable bottles, kegs, pallets and crates that are both in our direct control within our breweries, warehouses and distribution facilities and those that we indirectly control in the market through our agreements with our customers and other brewers and for which a deposit is received. The deposits received on our returnable containers in the market are recorded as deposit liabilities, included as current liabilities within accounts payable and other current liabilities in the consolidated balance sheets. We estimate that the loss, breakage and deterioration of our returnable containers is comparable to the depreciation calculated on an estimated useful life of approximately 2 years for pallets, 4 years for bottles, 7 years for crates, and 15 years for returnable kegs. We also own and maintain other equipment in the market related to delivery of our products to end consumers, for example on-premise dispense equipment and refrigeration units. This equipment is recorded at acquisition cost and depreciated over lives of up to 7 years, depending on the market, reflecting the use of the equipment, as well as the loss and deterioration of the asset.
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
Goodwill and Other Intangible Assets
Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. In certain cases, we have aggregated business units, within an operating segment, into one reporting unit if the specific aggregation criteria under U.S. GAAP are met. The Canada and Europe reporting units are consistent with our operating segments. However, for our India business, the reporting unit is one level below the MCI operating segment. We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment at the reporting unit level at least annually or when an interim triggering event occurs that would indicate that impairment may have taken place. We evaluate our other definite-lived intangible assets for impairment when evidence exists that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in such impairment evaluations. We are required to perform goodwill and indefinite-lived intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. Our annual impairment testing day is as of the first day of our fiscal third quarter. Definite-lived intangible assets are stated at cost less accumulated amortization. Amortization is recorded using the straight-line method over the estimated lives of the assets. We continuously monitor the performance of definite-lived intangible assets for potential triggering events suggesting an impairment review should be performed.
Equity Method Investments
We apply the equity method of accounting to 20% to 50% owned investments where we exercise significant influence or VIEs for which we are not the primary beneficiary. Equity method investments include our equity ownership in MillerCoors in the U.S., along with MMI, BRI and BDL in Canada. In December 2013, we sold our interest in Tradeteam Ltd ("Tradeteam") (a transportation and logistics joint venture) to DHL, our previous joint venture partner. Additionally, in November 2013, Anheuser-Busch InBev ("ABI") and MCBC entered into an agreement providing for the accelerated termination of the MMI joint venture, effective February 2014. See Note 5, "Investments" for further discussion.
There are no related parties that own interests in our equity method investments as of December 31, 2013.
Derivative Hedging Instruments
We use derivatives as part of our normal business operations to manage our exposure to fluctuations in interest, foreign currency exchange, commodity, production and packaging material costs and for other strategic purposes related to our core business. We enter into derivatives for risk management purposes only, including derivatives designated in hedge accounting relationships as well as those derivatives utilized as economic hedges. We do not enter into derivatives for trading or speculative purposes. We recognize our derivatives on the consolidated balance sheets as assets or liabilities at fair value and are classified in either current or non-current assets or liabilities based on each contract's respective unrealized gain or loss position and each contract's respective maturity. Our policy is to present all derivative balances on a gross basis, without regard to counterparty master netting agreements or similar arrangements. Further, our current derivative agreements do not allow us to net positions with the same counterparty and therefore, we present our derivative positions gross in our consolidated balance sheets.
Changes in fair values (to the extent of hedge effectiveness) of outstanding cash flow and net investment hedges are recorded in OCI, until earnings are affected by the variability of cash flows of the underlying hedged item or the sale of the underlying net investment, respectively. Effective cash flow hedges offset the gains or losses recognized on the underlying exposure in the consolidated statements of operations, or for net investment hedges the foreign exchange translation gain or loss recognized in AOCI. Any ineffectiveness is recorded directly into earnings.
We record realized gains and losses from derivative instruments in the same financial statement line item as the hedged item/forecasted transaction. Changes in unrealized gains and losses for derivatives not designated in a hedge accounting relationship are recorded directly in earnings each period and are also recorded in the same financial statement line item as the hedged item/forecasted transaction. Cash flows from the settlement of derivatives, including both economic hedges and those designated in hedge accounting relationships, appear in the consolidated statements of cash flows in the same categories as the cash flows of the hedged item.
In accordance with authoritative accounting guidance, we do not record the fair value of derivatives for which we have elected the Normal Purchase Normal Sale ("NPNS") exemption. We account for these contracts on an accrual basis, recording realized settlements related to these contracts in the same financial statement line items as the corresponding transaction.
Pension and Postretirement Benefits
We maintain retirement plans for the majority of our employees. Depending on the benefit program, we provide either defined benefit or defined contribution plans to our employees in each of our segments. Each plan is managed locally and in accordance with respective local laws and regulations. All retirement plans for our employees in the U.S. and Central Europe are defined contribution pension plans. Additionally, we offer other postretirement benefits ("OPEB") to the majority of our Canadian, U.S. and European employees. These plans are not funded. MillerCoors, BRI and BDL maintain defined benefit pension and postretirement benefit plans as well.
We recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in the consolidated balance sheets and recognize changes in the funded status in the year in which the changes occur within OCI. The funded status of a plan, measured as the difference between the fair value of plan assets and the projected benefit obligation, and the related net periodic pension cost are calculated using a number of significant actuarial assumptions. Changes in net periodic pension cost and funding status may occur in the future due to changes in these assumptions.
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
Fair Value Measurements
The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value as recorded due to the short-term nature of these instruments. In addition, the carrying amounts of our trade loan receivables, net of allowances, approximate fair value. The fair value of derivatives is estimated by discounting the estimated future cash flows utilizing observable market interest, foreign exchange and commodity rates adjusted for non-performance credit risk associated with our counterparties (assets) or with MCBC (liabilities). See Note 17, "Derivative Instruments and Hedging Activities" for additional information. Based on current market rates for similar instruments, the fair value of long-term debt is presented in Note 13, "Debt".

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
Foreign Currency
Assets and liabilities recorded in foreign currencies that are the functional currencies for the respective operations are translated at the prevailing exchange rate at the balance sheet date. Revenue and expenses are translated at the average exchange rates during the period. Translation adjustments resulting from this process are reported as a separate component of OCI. Gains and losses from foreign currency transactions are included in earnings for the period. Our primary operating currencies, other than USD, include the Canadian Dollar ("CAD"), the British Pound ("GBP"), and our Central European operating currencies such as the Euro ("EUR").
2. New Accounting Pronouncements
Adoption of New Accounting Pronouncements
Disclosure about Offsetting Assets and Liabilities
In December 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance enhancing the disclosure requirements related to offsetting asset and liability positions. The update creates new disclosure requirements about the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to better facilitate comparison between financial statements prepared under U.S. GAAP and International Financial Reporting Standards ("IFRS") by requiring entities to provide financial statement users information about both gross and net exposures. The guidance was effective for our quarter ended March 30, 2013. The adoption of this guidance does not have an impact on our financial position or results from operations, although we have included additional disclosure noting that our derivative agreements do not allow us to net positions with the same counterparty and therefore, we present our derivative positions gross in our consolidated balance sheets. See Note 17, "Derivative Instruments and Hedging Activities."
Reclassification of Items from Accumulated Other Comprehensive Income (Loss)
In February 2013, the FASB issued authoritative guidance which adds new disclosure requirements for items reclassified out of AOCI. The update requires that an entity present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification. The guidance was effective for our quarter ended March 30, 2013. We have separately disclosed the required information related to reclassification adjustments within Note 15, "Accumulated Other Comprehensive Income (Loss)." The adoption of this guidance does not have an impact on our financial position or results from operations.
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
Presentation of Unrecognized Tax Benefits
In July 2013, the FASB issued authoritative guidance related to the presentation of unrecognized tax benefits. The update requires that the entity present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward in the statement of financial position. The guidance does not apply to the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. The guidance is effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods thereafter. We expect to present deferred tax assets net of unrecognized tax benefits, as appropriate, in the consolidated balance sheets. We do not anticipate that this guidance will have a material impact on our financial position or results of operations.
3. Acquisition of StarBev
General
In accordance with our strategy to increase our portfolio of premium brands and deepen our reach into growth markets around the world, we completed the Acquisition of StarBev from StarBev L.P. (the "Seller") on June 15, 2012, for €2.7 billion (or $3.4 billion), including the assumption and payoff of pre-existing StarBev indebtedness. Headquartered in Prague, this business is one of the largest brewers in Central Europe. The operating results of Central Europe are reported in our Europe segment and our MCI segment. See Note 4, "Segment Reporting" for additional information. We incurred acquisition and integration costs of $10.7 million and $41.1 million in 2013 and 2012, respectively, in connection with the Acquisition. We also incurred financing-related expenses. See Note 6, "Other Income and Expense" for further information.
Unaudited Pro Forma Financial Information
Central Europe contributed net sales of $841.3 million, of which $814.7 million is included in our Europe segment, and a loss from continuing operations before income taxes of $35.5 million, of which $47.2 million is included in our Europe segment, for the fiscal year ended December 31, 2013. The loss from continuing operations for the fiscal year ended December 31, 2013 is primarily driven by a $150.9 million non-cash impairment charge related to two indefinite-lived brand intangibles assumed in the Acquisition. See Note 12, "Goodwill and Intangible Assets" for further discussion. From the Acquisition date of June 15, 2012 through December 29, 2012, Central Europe contributed net sales of $493.6 million, of which $481.2 million is included in our Europe segment, and income from continuing operations before income taxes of $102.8 million, of which $97.4 million is included in our Europe segment. The incremental portion not included in our Europe segment results is our Europe export and license business reflected in our MCI segment results effective July 1, 2012. The following unaudited pro forma summary presents our consolidated statements of operations as if Central Europe had been acquired on December 26, 2010, the first day of our 2011 fiscal year. These amounts were calculated after conversion of StarBev's historical operating results to U.S. GAAP, conforming to our accounting policies, and adjusting StarBev's results to reflect the depreciation and amortization that would have been charged assuming the fair value adjustments to properties and other intangibles resulting from the purchase had it been applied from December 26, 2010, together with the consequential tax effects. These adjustments also reflect the removal of StarBev historical interest expense on debt that was repaid at the time of Acquisition, the addition of interest expense to be prospectively incurred on the debt issued to finance the Acquisition and the removal of the previously mentioned acquisition-related costs of $31.4 million incurred in the first half of 2012. Additional significant adjustments for

2012 include the removal of the following non-recurring, transaction-related costs included in the historical operating results: a $57.9 million Euro currency loss, a $39.2 million loss related to standard pre-issuance U.S. Treasury interest rate hedges ("Treasury Locks") and bridge facility costs of $13.0 million, as further described in Note 6, "Other Income and Expense" and Note 17, "Derivative Instruments and Hedging Activities", as well as expense of $8.6 million related to the fair value adjustment to Acquisition date inventory that was recorded in the post-Acquisition consolidated statements of operations. The adjustments recorded in the first half of 2013 upon finalizing purchase accounting, as further described below, did not result in an adjustment to our previously presented pro forma information. These adjustments do not reflect changes in fair value of the embedded conversion feature or foreign exchange movements of the convertible note issued to the Seller as part of the Acquisition. This unaudited pro forma financial information is not intended to reflect the performance which would have actually resulted had the Acquisition been effected on the dates indicated. Further, the unaudited pro forma results of operations are not necessarily indicative of the results of operations that may be obtained in the future.

	For the years ended
	December 29, 2012(1)	December 31, 2011
	(In millions)
Net sales	$4,257.0	$4,455.7
Income from continuing operations before income taxes	$720.8	$850.0
Net income attributable to MCBC	$559.0	$762.5
Net income per common share attributable to MCBC:
Basic	$3.09	$4.12
Diluted	$3.08	$4.09

(1)	The year ended December 29, 2012, includes actual results of Central Europe for the period from the Acquisition date of June 15, 2012.
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

(3)	Consists of $143.6 million of cash acquired and $101.3 million of bank overdrafts assumed as part of Central Europe's cash pool arrangement and repaid during the third quarter of 2012.

(4)
We assumed the pre-existing StarBev $423.4 million SDPO payable to third-party creditors, which we subsequently repaid on June 29, 2012, in accordance with the terms of the SDPO agreement. The SDPO was held by private investors and accrued interest at 11%. The settlement of the SDPO was not required by our agreement with the Seller.

The following table represents the classifications of the cash flows used, which are included within our consolidated statement of cash flows for the year ended December 29, 2012:

(In millions)
Operating activities(1)	$1.4
Investing activities(2)	2,257.4
Financing activities(1)	424.3
Total cash used	$2,683.1
Non-cash(3)	$645.9

(1)
Includes the SDPO discussed above, which was assumed in the Acquisition and was subsequently repaid on June 29, 2012, for $425.7 million including the $1.4 million of interest incurred subsequent to the close of the Acquisition noted as "Operating activities" in the table above.

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

(2)
Includes the fair values of $145.6 million for brand intangibles with a 30 year useful life, $2,323.4 million for brand intangibles with an indefinite-life and a fair value of a favorable supply contract and other intangibles of $12.0 million with a 1.5 year useful life. See Note 12, "Goodwill and Intangible Assets" for further discussion of changes to intangible assets resulting from our annual goodwill and indefinite-lived intangible testing in the third quarter of 2013.

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
Reporting Segments
Canada
The Canada segment consists of our production, marketing and sales of the Molson brand family, Coors Light, Coors Banquet, Rickard's, Carling, and other owned and licensed brands in Canada. Also included in the Canada segment is MMI, our joint venture with Grupo Modelo S.A.B. de C.V. ("Modelo"), established to import, distribute, and market the Modelo beer brand portfolio across all Canadian provinces and territories. MMI is accounted for under the equity method. In November 2013, Anheuser-Busch InBev ("ABI") and MCBC entered into an agreement providing for the accelerated termination of the MMI joint venture. See Note 5, "Investments" for further discussion. In addition, the Canada segment includes BRI, our joint venture arrangement related to the distribution and retail sale of beer in Ontario, and BDL, our joint venture arrangement related to the distribution of beer in the western provinces. Both BRI and BDL are accounted for as equity method investments.
We have an agreement with Heineken N.V. ("Heineken") that grants us the right to import, market, distribute and sell Heineken products and with SABMiller plc ("SABMiller") that grants us the right to brew or import, market, distribute and sell several SABMiller brands. We also contract brew and package Labatt Blue and Asahi brands for the U.S. market.
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
Europe
The Europe segment consists of our production, marketing and sales of our brands, including Carling, Ozujsko, Jelen, Staropramen, Coors Light, Kamenitza, Niksicko, Bergenbier, Branik, Worthington's, Sharp's Doom Bar, Borsodi, Ostravar, Noroc, Astika, Apatinsko and Blue Moon, as well as a number of smaller regional ale brands in the U.K., Ireland and Central Europe. The European business has licensing agreements with various other brewers through which it also brews or distributes the Stella Artois, Hoegaarden, Leffe, Beck's, Lowenbrau, Spaten, Löwenweisse and Belle-Vue Kriek brands in certain Central European countries; our consolidated joint venture arrangements to produce, import and distribute the Grolsch and Cobra brands in the U.K. and the Republic of Ireland; and factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by MCBC) in the U.K. Additionally, our previous joint venture arrangement with DHL ("Tradeteam") provided for the distribution of products throughout the U.K. and was accounted for under the equity method of accounting. In December 2013, we terminated our existing distribution agreements with Tradeteam and concurrently entered into new agreements for the continued distribution of our products in the U.K. through 2023. Subsequent to the execution of the new distribution agreements, we executed a sale and purchase agreement for the termination of the joint venture and sale of our interest in Tradeteam to DHL. See Note 5, "Investments" for further discussion. We also distribute the Modelo brands, including Corona, in the U.K. pursuant to a distribution agreement with Modelo and we contract manufacture for Heineken U.K. and Carlsberg U.K. In conjunction with negotiations in November 2013 with ABI around our Modelo distribution agreements, we agreed with ABI to continue to represent the Modelo brands in the U.K. through the end of 2014. See Note 5, "Investments" for further discussion. Additionally, in December 2013, we entered into an agreement with Heineken to early terminate the contract brewing arrangement, whereby we produce and package Heineken products. As a result of the termination, Heineken has agreed to pay us an aggregate early termination payment of GBP 13 million during and through the end of the transition period, concluding on April 30, 2015.

Molson Coors International (MCI)
The objective of MCI is to grow and expand our business and brand portfolio in markets, including emerging markets, outside the U.S., Canada, U.K. and Central Europe, comprising our standalone businesses in India (consisting of the Molson Coors Cobra India joint venture), Japan and China; our export business, which is expanding the reach of our international brands, in Latin America, the Caribbean, Western Europe, and Australia; and our license business, which builds long term licensing partnerships with leading global brewers to market and grow our international brands in markets which typically have a greater barrier to entry, in Ukraine, Russia, Mexico and Spain. In addition to Staropramen, Coors Light, Carling, Cobra, Blue Moon and Corona, brands unique to these international markets include Zima, Iceberg 9000, King Cobra, Coors, Coors Gold, and Coors Extra. Beginning July 1, 2012, our Central Europe export and license business is being reported in our MCI segment.
Corporate
Corporate is not a segment and includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, finance and accounting, treasury, tax, internal audit, insurance and risk management. Additionally, the results of our water resources and energy operations in the state of Colorado are included in Corporate. Corporate also includes certain royalty income and administrative costs related to the management of intellectual property.
Summarized Financial Information
No single customer accounted for more than 10% of our consolidated or segmented sales in 2013, 2012 or 2011. Net sales represent sales to third-party external customers. Inter-segment sales and income (loss) from continuing operations before income taxes, other than sales to MillerCoors, are insignificant and eliminated in consolidation.
The following tables represent consolidated net sales, consolidated interest expense, consolidated interest income, and reconciliations of amount shown as income (loss) from continuing operations before income taxes to income (loss) from continuing operations attributable to MCBC:

	Year ended December 31, 2013
	Canada	U.S.	Europe(1)	MCI	Corporate	Eliminations(2)	Consolidated
	(In millions)
Net sales	$1,943.8	$—	$2,128.3	$137.6	$1.2	$(4.8)	$4,206.1
Interest expense	—	—	—	—	(183.8)	—	(183.8)
Interest income	—	—	4.9	—	8.8	—	13.7
Income (loss) from continuing operations before income taxes	$363.3	$539.0	$34.3	$(11.8)	$(270.3)	$—	$654.5
Income tax benefit (expense)							(84.0)
Net income (loss) from continuing operations							570.5
Less: Net (income) loss attributable to noncontrolling interests							(5.2)
Net income (loss) from continuing operations attributable to MCBC							$565.3

(1)
Income from continuing operations for the fiscal year ended December 31, 2013 includes a $150.9 million non-cash impairment charge related to two indefinite-lived brand intangibles assumed in the Acquisition. See Note 12, "Goodwill and Intangible Assets" for further discussion.

(2)	Represents inter-segment sales from the Europe segment to the MCI segment.

	Year ended December 29, 2012
	Canada	U.S.	Europe(1)	MCI	Corporate	Eliminations(2)	Consolidated
	(In millions)
Net sales	$2,036.8	$—	$1,747.5	$147.0	$1.2	$(16.0)	$3,916.5
Interest expense	—	—	—	—	(196.3)	—	(196.3)
Interest income	—	—	5.7	—	5.6	—	11.3
Income (loss) from continuing operations before income taxes	$423.0	$510.9	$136.2	$(72.1)	$(405.9)	$—	$592.1
Income tax benefit (expense)							(154.5)
Net income (loss) from continuing operations							437.6
Less: Net (income) loss attributable to noncontrolling interests							3.9
Net income (loss) from continuing operations attributable to MCBC							$441.5

(1)	Includes results from our Central Europe operations from the Acquisition date of June 15, 2012.

(2)	Represents inter-segment sales from the Europe segment to the MCI segment.

	Year ended December 31, 2011
	Canada	U.S.	Europe(1)	MCI	Corporate	Eliminations(2)	Consolidated
	(In millions)
Net sales	$2,067.3	$—	$1,333.5	$122.6	$1.3	(9.0)	$3,515.7
Interest expense	—	—	—	—	(118.7)	—	(118.7)
Interest income	—	—	6.3	—	4.4	—	10.7
Income (loss) from continuing operations before income taxes	$474.9	$457.9	$99.3	$(33.3)	$(224.6)	—	$774.2
Income tax benefit (expense)							(99.4)
Net income (loss) from continuing operations							674.8
Less: Net (income) loss attributable to noncontrolling interests							(0.8)
Net income (loss) from continuing operations attributable to MCBC							$674.0

(1)	Europe amounts reflect results from our U.K. operations only, as our Central Europe business was acquired in 2012.

(2)	Represents inter-segment sales from the Europe segment to the MCI segment.
The following table presents total assets by segment:

	As of
	December 31, 2013	December 29, 2012
	(In millions)
Canada	$6,103.2	$6,547.1
U.S.	2,506.5	2,431.8
Europe	6,547.7	6,742.4
MCI	83.3	92.0
Corporate	339.4	398.9
Consolidated total assets	$15,580.1	$16,212.2

The following table presents select cash flow information by segment:

	For the years ended
	December 31, 2013	December 29, 2012	December 31, 2011
		(In millions)
Depreciation and amortization(1):
Canada	$122.8	$128.2	$125.0
Europe	185.0	131.6	75.6
MCI	2.9	3.4	3.2
Corporate	9.8	9.5	13.3
Consolidated depreciation and amortization	$320.5	$272.7	$217.1
Capital expenditures(2):
Canada	$75.7	$98.8	$138.8
Europe	204.6	110.7	80.3
MCI	1.6	5.8	12.4
Corporate	12.0	7.0	3.9
Consolidated capital expenditures	$293.9	$222.3	$235.4

(1)	Depreciation and amortization amounts do not reflect amortization of bond discounts, fees, or other debt-related items.

(2)
Capital expenditures increased in 2013 due to including the results of our Central Europe operations for a full year. Capital expenditures decreased in 2012 as the impact of including the results of our Central Europe operations was more than offset by the decrease due to cycling the 2011 Canada capital spending on the high-speed can line in our Montréal brewery.

The following table presents net sales by geography, based on the location of the customer:

	For the years ended
	December 31, 2013	December 29, 2012	December 31, 2011
	(In millions)
Net sales to unaffiliated customers:
Canada	$1,839.8	$1,930.7	$1,987.4
United States and its territories	105.2	107.3	81.3
United Kingdom	1,261.6	1,218.4	1,313.9
Other foreign countries(1)	999.5	660.1	133.1
Consolidated net sales	$4,206.1	$3,916.5	$3,515.7

(1)
Reflects net sales from the individual countries within our Central European operations (included in our Europe segment), as well as our MCI segment, for which no individual country has total net sales exceeding 10% of the total consolidated net sales.

The following table presents net properties by geographic location:

	As of
	December 31, 2013	December 29, 2012
	(In millions)
Net properties:
Canada	$814.8	$893.8
United States and its territories	38.6	33.1
United Kingdom	503.4	474.7
Other foreign countries(1)	613.3	594.3
Consolidated net properties	$1,970.1	$1,995.9

(1)
Reflects net properties within the individual countries included in our Central European operations (included in our Europe segment), as well as our MCI segment, for which no individual country has total net properties exceeding 10% of the total consolidated net properties.

5. Investments
Our investments include both equity method and consolidated investments. Those entities identified as VIEs have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, consolidate these entities. None of our consolidated VIEs held debt as of December 31, 2013, or December 29, 2012. We have not provided any financial support to any of our VIEs during the fiscal year 2013 that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. As of December 31, 2013, and December 29, 2012, our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K.") and Grolsch and our unconsolidated VIEs are BRI, BDL and MMI. See further discussion below.
Equity Investments
Investment in MillerCoors
MillerCoors has a Board of Directors consisting of five MCBC appointed and five SABMiller appointed directors. The percentage interests in the profits of MillerCoors are 58% for SABMiller and 42% for MCBC, and voting interests are shared 50% - 50%. Each party to the MillerCoors joint venture agreed not to transfer its economic or voting interests in the joint venture for a period of five years from July 1, 2008. With the expiration of the restriction in 2013, both parties to the joint venture are now able to transfer their economic and voting interest, however, certain rights of first refusal will apply to any assignment of such interests. Our interest in MillerCoors is accounted for under the equity method of accounting.
Summarized financial information for MillerCoors is as follows:
Condensed Balance Sheets

	As of
	December 31, 2013	December 31, 2012
	(In millions)
Current assets	$798.4	$841.4
Non-current assets	8,989.3	8,949.9
Total assets	$9,787.7	$9,791.3
Current liabilities	$950.1	$958.5
Non-current liabilities	1,346.2	1,537.5
Total liabilities	2,296.3	2,496.0
Noncontrolling interests	20.7	28.4
Owners' equity	7,470.7	7,266.9
Total liabilities and equity	$9,787.7	$9,791.3

The following represents our proportional share in MillerCoors' equity:

	As of
	December 31, 2013	December 31, 2012
	(In millions, except percentages)
MillerCoors owners' equity	$7,470.7	$7,266.9
MCBC economic interest	42%	42%
MCBC proportionate share in MillerCoors' equity	3,137.7	3,052.1
Difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(1)	(666.2)	(670.8)
Accounting policy elections	35.0	35.0
Timing differences of cash contributions and distributions as a result of different fiscal periods	—	15.5
Investment in MillerCoors	$2,506.5	$2,431.8

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

Results of Operations

	For the years ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(In millions)
Net sales	$7,800.8	$7,761.1	$7,550.2
Cost of goods sold	(4,723.7)	(4,689.7)	(4,647.9)
Gross profit	$3,077.1	$3,071.4	$2,902.3
Operating income(1)	$1,287.4	$1,211.1	$1,020.3
Net income attributable to MillerCoors(1)	$1,270.5	$1,190.9	$1,003.8

(1)
Fiscal year 2013 includes special charges related to restructuring activities and asset write-offs of $17.2 million and $2.6 million, respectively. Fiscal year 2012 includes special charges of $31.8 million primarily due to the write-down of assets related to discontinuing the production of the Home Draft package in the U.S. and the write-down of information systems assets related to a business transformation project. Fiscal year 2011 includes special charges of $60.0 million for a write-down in the value of the Sparks brand and a $50.9 million charge resulting from the planned assumption of the Milwaukee Brewery Worker's Pension Plan, an under-funded multi-employer pension plan, as well as charges related to consulting, relocation and other integration costs.

The following represents our proportional share in MillerCoors' net income, reported under the equity method:

	For the years ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(In millions, except percentages)
Net income attributable to MillerCoors	$1,270.5	$1,190.9	$1,003.8
MCBC economic interest	42%	42%	42%
MCBC proportionate share of MillerCoors net income	533.6	500.2	421.6
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors	4.6	4.9	35.4
Share-based compensation adjustment(1)	0.8	5.8	0.9
Equity income in MillerCoors	$539.0	$510.9	$457.9

(1)
The net adjustment is to record all share-based compensation associated with pre-existing equity awards to be settled in Class B common stock held by former employees now employed by MillerCoors and to eliminate all share-based compensation impacts related to pre-existing SABMiller equity awards held by former Miller employees now employed by MillerCoors. As of the end of the second quarter of 2011, the share-based awards granted to former CBC employees now employed by MillerCoors became fully vested. As such, no further adjustments will be recorded related to these awards. We are still recording adjustments to eliminate the impacts related to the pre-existing SABMiller equity awards, which represent the amounts recorded in 2013 and 2012.

The following table summarizes our transactions with MillerCoors:

	For the years ended
	December 31, 2013	December 29, 2012	December 31, 2011
	(In millions)
Beer sales to MillerCoors	$16.6	$18.9	$28.2
Beer purchases from MillerCoors	$19.2	$13.1	$11.5
Service agreement costs and other charges to MillerCoors	$2.5	$3.7	$6.0
Service agreement costs and other charges from MillerCoors	$1.1	$1.2	$1.3
As of December 31, 2013, and December 29, 2012, we had $4.4 million and $0.8 million net payables due to MillerCoors, respectively.
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
There were no undistributed earnings in MillerCoors as of December 31, 2013, or December 29, 2012.
Other Equity Investments
Brewers' Retail Inc.
BRI, a VIE, is a beer distribution and retail network for the Ontario region of Canada, owned by MCBC, ABI and Sleeman. BRI charges its owners administrative fees that are designed so the entity operates at break-even profit levels. This administrative fee is based on costs incurred, net of other revenues earned, and is allocated in accordance with the operating agreement to its owners based on volume of products. Contractual provisions cause our interests to fluctuate based on this calculated market share requiring frequent primary beneficiary evaluations. However, based on the existing structure, control is shared, and remains shared through changes in interest, and therefore we do not anticipate becoming the primary beneficiary in the foreseeable future.
We have an obligation to proportionately fund BRI's operations. As a result of this obligation, we continue to record our proportional share of BRI's net income or loss and OCI activity, including when we have a negative equity method balance. As of December 31, 2013, we had an equity method investment balance of $13.6 million and as of December 29, 2012, we had a negative equity method balance of $41.9 million. The increase to our net investment balance was primarily driven by a decrease to BRI's employee retirement plan obligations (resulting from the annual actuarial valuation) positively impacting the net assets of BRI. Administrative fees under the agreement with BRI were approximately $118.1 million, $124.3 million and $99.5 million for fiscal years 2013, 2012 and 2011, respectively, recorded in cost of goods sold. As of December 31, 2013, and December 29, 2012, we had net receivables of $29.1 million and $37.9 million due from BRI related to trade receivables for sales to external customers and costs incurred by BRI offset by administrative fees charged and paid by MCBC (which may be in a payable or receivable position depending on the amount under or over charged), respectively.
Brewers' Distributor Ltd.
BDL, a VIE, is a distribution operation owned by MCBC and ABI and pursuant to an operating agreement, acts as an agent for the distribution of their products in the western provinces of Canada. The two owners share 50% - 50% voting control of this business.
BDL charges the owners administrative fees that are designed so the entity operates at break-even profit levels. This administrative fee is based on costs incurred, net of other revenues earned, and is allocated in accordance with the operating agreement to the owners based on volume of products. No other parties are allowed to sell beer through BDL, which does not take legal title to the beer distributed for the owners. As of December 31, 2013, and December 29, 2012, our investment in BDL was $15.4 million and $8.4 million, respectively. The increase in our investment was primarily related to a decrease in BDL's employee retirement plan obligation (resulting from the annual actuarial valuation) positively impacting the net assets of BDL. Administrative fees under the contract were approximately $59.6 million, $61.9 million, and $41.6 million for the fiscal years 2013, 2012 and 2011, respectively, recorded in cost of goods sold. As of December 31, 2013, we had net payables of $3.5 million to BDL and as of December 29, 2012, we had net receivables of $9.1 million due from BDL, related to trade receivables for sales to external customers and costs incurred by BDL offset by administrative fees charged and paid by MCBC (which may be in a payable or receivable position depending on the amount under or over charged).
Modelo Molson Imports, L.P.
MMI, a 50% - 50% joint venture with Grupo Modelo S.A.B. de C.V. ("Modelo"), imports, distributes, and markets the Modelo beer brand portfolio across all Canadian provinces and territories. Our sales team is responsible for selling the brands across Canada on behalf of the joint venture. We account for MMI, a VIE, under the equity method of accounting.
On November 5, 2013, ABI and MCBC entered into an agreement providing for the accelerated termination of the MMI joint venture. The joint venture was originally a 10 year agreement ending January 1, 2018. In June 2013, ABI completed its combination with Modelo, including Modelo’s interest in MMI. Following negotiations with ABI, MCC shall receive a CAD 70 million payment in exchange for the consent to change, effective upon closing and the successful completion of the transition period, the termination date in the various joint venture agreements from January 1, 2018, to end of day on February 28, 2014. Similarly, in conjunction with these negotiations, ABI has also agreed that we will continue to represent the Modelo brands in the U.K. and Japan through the end of 2014.
During the transition period, from November 5, 2013, through February 28, 2014, MMI will continue, in its current capacity, to import, distribute, and market the Modelo beer brand portfolio across Canada in the ordinary course. Following the transition period, Modelo will pay MCC the CAD 70 million early termination payment accelerating the termination of the joint venture to end of day on February 28, 2014. As a result, effective end of day on February 28, 2014, MMI will cease all operations and will ultimately be dissolved. As part of the early termination agreement, the book value of the joint venture’s net assets will then be distributed to the respective joint venture partners for the owners’ proportionate ownership interest. As of December 31, 2013, our consolidated balance sheet includes our investment in MMI of $21.2 million, an affiliate net payable to MMI of $13.8 million and a definite-lived intangible asset of $5.4 million. During the fiscal years ended 2013, 2012, and 2011, MCC recognized equity earnings of $11.7 million, $12.0 million and $15.4 million, respectively, under the MMI arrangement recorded within cost of goods sold. In addition to the equity earnings, during the fiscal years ended 2013, 2012 and 2011, MCC recognized fixed and variable marketing and administrative cost recoveries related to the promotion, sale and distribution of Modelo products under our agency and services agreement with MMI of $11.3 million, $12.5 million and $11.3 million, respectively. These cost recoveries are recorded within marketing, general and administrative expenses.
Upon completion of the transition period and receipt of the CAD 70 million early termination payment, the termination will be effective, which is expected to occur at the end of the day on February 28, 2014. At termination, we expect to recognize the termination fee income of CAD 70 million, net of the remaining carrying value of the definite-lived intangible asset, within special items.  Subsequently, upon distribution of our proportionate share of the net assets of the joint venture, we will derecognize our equity investment within other non-current assets and recognize a gain (loss), if any, within special items resulting from the excess (deficit) of the total proceeds, consisting of our proportionate ownership interest in the book value of the joint venture’s assets, over our equity investment and joint venture related net asset balances upon final distribution.

Our other equity method investments are not considered significant for disclosure of financial information on either an individual or aggregated basis and there were no significant undistributed earnings as of December 31, 2013, or December 29, 2012, for any of these companies.
Consolidated VIEs
Grolsch
Grolsch is a joint venture between us and Royal Grolsch N.V. (a member of the SABMiller group) in which we hold a 49% interest. The Grolsch joint venture markets Grolsch brands in the U.K. and the Republic of Ireland. The majority of the Grolsch brands are produced by us under a contract brewing arrangement with the joint venture. MCBC and Royal Grolsch N.V. sell beer to the joint venture, which sells the beer back to MCBC (for onward sale to customers) for a price equal to what it paid, plus a marketing and overhead charge and a profit margin. Grolsch is a taxable entity in Europe. Accordingly, income tax expense in our consolidated statements of operations includes taxes related to the entire income of the joint venture. We consolidate the results and financial position of Grolsch and it is reported within our Europe operating segment.
Cobra Beer Partnership, Ltd
We hold a 50.1% interest in Cobra U.K., which owns the worldwide rights to the Cobra beer brand (with the exception of the Indian sub-continent, owned by Cobra India). The noncontrolling interest is held by the founder of the Cobra beer brand. We consolidate the results and financial position of Cobra U.K., and it is reported within our Europe operating segment.
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests).

	As of
	December 31, 2013		December 29, 2012
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Grolsch	$5.6	$1.7	$10.0	$5.6
Cobra U.K.	$36.5	$1.9	$33.2	$3.3
Sale of Investments
Tradeteam Ltd.
On December 23, 2013, we early terminated our existing distribution agreements with Tradeteam, our joint venture with DHL, and varied or terminated certain other agreements with Tradeteam and DHL, which had collectively provided Tradeteam the exclusive rights to provide our transportation and logistics services in the U.K. We made an early termination payment of approximately $40 million upon exiting and varying these agreements. Concurrently, we entered into new distribution agreements with Tradeteam resulting in future distribution cost savings achieved through market competitive pricing and improved payment terms through the agreements' new 10 year term.
Subsequently, on December 30, 2013, we executed a sale and purchase agreement for the termination of the joint venture and sale of our 49.9% interest in Tradeteam to DHL for proceeds of $29.5 million. The finalized purchase price is subject to certain working capital adjustments, which are expected to be finalized in the first quarter of 2014 and are anticipated to be immaterial.
As a result of the continuing involvement with Tradeteam following the termination and sale through the new distribution agreements, $19.8 million is considered an upfront payment for the benefits to be provided under the new agreement. As a result of the effective modification to our agreements we have concluded that the upfront payment should be recorded as an asset and amortized over the 10 year term of the new distribution agreements. The remaining net proceeds of $9.7 million were used in determining the loss on sale of the investment based on its carrying value at sale, resulting in a loss of $13.2 million recognized as a special item.
The financial commitments on early termination of the new secondary distribution agreement are to essentially assume and settle liabilities related to the various assets and infrastructure required to deliver the service to us, and to compensate Tradeteam, depending on the circumstances of such early termination. These early termination commitments decline over the term of the new agreement, and are calculable by reference to the circumstances of termination. Services provided under the Tradeteam contract were approximately $126.9 million, $128.5 million, and $130.7 million for the fiscal years ended 2013, 2012 and 2011, respectively, and are included in cost of goods sold. As of December 31, 2013, and December 29, 2012, we had $18.5 million and $14.6 million, respectively, due to Tradeteam for services provided. Additionally, as of December 29, 2012, our consolidated balance sheet includes our investment in Tradeteam of $17.7 million. During the fiscal years ended 2013, 2012 and 2011, we recognized equity earnings from our Tradeteam investment of $4.6 million, $6.0 million and $6.4 million, respectively, which are recorded within cost of goods sold.
MC Si'hai
Since its inception, the performance of the MC Si'hai joint venture did not meet our expectations due to delays in executing its business plans as well as significant difficulties in working with our business partner. Through the on-going arbitration process, which began in 2012 as discussed below, we began discussions with the joint venture partner and concluded upon a price that we would accept to exit the relationship through the sale of our interest in the joint venture. As a result, in December 2013, we sold our interest in the joint venture and, upon finalizing the sale, we recognized a gain of $6.0 million, recorded as a special item. The gain consists of the non-cash release of the $5.4 million liability remaining upon deconsolidation in 2012, as further discussed below, as well as $0.6 million of proceeds received upon closing of the sale. We also recognized legal and related fees in relation to the sale of $1.2 million during 2013.
In 2012, we recorded impairment charges related to the goodwill and definite-lived intangible assets in the joint venture, as well as concluded that we had lost our ability to exercise control of the joint venture which led to the deconsolidation of the joint venture. Specifically, due to the ongoing operational challenges of the joint venture, coupled with the impact of increased competitive pressures in China, we evaluated and subsequently impaired the full amount of the goodwill and definite-lived brand and distribution rights intangible assets recorded in relation to the joint venture. As a result, we recognized charges recorded as special items of $9.5 million and $0.9 million related to the goodwill and intangible asset impairments, respectively. Further, following the impairment, a number of events occurred that caused us to re-assess the consolidation of the joint venture. Specifically, due to the actions of our joint venture partner, we entered into arbitration for the termination and proposed liquidation of the joint venture. This resulted in a loss of our ability to exercise legal or operational control over the joint venture in accordance with the terms of the joint venture agreement. As a result, we deconsolidated the joint venture during the third quarter of 2012. Upon deconsolidation, the fair value of the remaining investment was a liability of $5.4 million representing our share of the joint venture's liabilities at termination of the joint venture, resulting in an impairment loss of $27.6 million recorded as a special item in the third quarter of 2012.
6. Other Income and Expense
The table below summarizes other income and expense:

	For the years ended
	December 31, 2013	December 29, 2012	December 31, 2011
	(In millions)
Gain on sale of non-operating assets(1)	$23.5	$5.2	$1.0
Bridge facility fees(2)	—	(13.0)	—
Euro currency purchase loss(3)	—	(57.9)	—
Gain from Foster's swap and related financial instruments(4)	—	—	0.8
Gain (loss) from other foreign exchange and derivative activity(5)	(7.8)	(25.2)	(6.9)
Loss related to the change in designation of cross currency swaps(6)	—	—	(6.7)
Other, net	3.2	0.6	0.8
Other income (expense), net	$18.9	$(90.3)	$(11.0)

(1)
In 1991, we became a limited partner in the Colorado Rockies Baseball Club, Ltd. ("the Partnership"), treated as a cost method investment. Effective November 8, 2013, we sold our 14.6% interest in the Partnership and recognized a gain of $22.3 million. We did not make any cash contributions in 2013, 2012 or 2011, and cash distributions, recognized within other income, from the Partnership were immaterial in 2013, 2012 and 2011.

Additionally, during the first quarter of 2013, we realized a $1.2 million gain for proceeds received related to a non-income-related tax settlement resulting from historical activity within our former investment in the Montreal Canadiens.
Included in this amount is a $5.2 million gain related to the sale of water rights in 2012. This also includes a related party gain of $1.0 million in 2011 related to sales of non-core real estate in Golden, Colorado to MillerCoors for $1.0 million. The selling price was based on a market appraisal by an independent third party.

(2)
We incurred costs in connection with the issuance and subsequent termination of the bridge loan agreement entered into concurrent with the announcement of the Acquisition during the second quarter of 2012. See Note 13, "Debt" for further discussion.

(3)
In connection with the Acquisition, we used the proceeds from our issuance of the $1.9 billion senior notes to purchase Euros in the second quarter of 2012. As a result of a negative foreign exchange movement between the Euro and USD prior to using these proceeds to fund the Acquisition, we realized a foreign exchange loss on our Euro cash holdings.

(4)
During 2010, we settled the majority of our Foster's Group Limited's ("Foster's") (ASX:FGL) total return swaps, which we used to gain an economic interest exposure to Foster's stock, and related option contracts, which we used to limit our exposure to future changes in Foster's stock price. The remaining total return swaps and related options matured in January of 2011.

(5)
Included in this amount are losses of $2.4 million and $23.8 million for 2013 and 2012, respectively, related to foreign currency movements on foreign-denominated financing instruments entered into in conjunction with the financing and the closing of the Acquisition. Additionally, we recorded a net loss of $4.9 million during 2013, related to foreign cash positions and foreign exchange contracts entered into to hedge our risk associated with the payment of this foreign-denominated debt. See Note 13, "Debt" and Note 17, "Derivative Instruments and Hedging Activities" for further discussion of financing and hedging activities related to the Acquisition. Additionally, we recorded losses of $0.5 million, $1.4 million and $6.9 million related to other foreign exchange and derivative activity during 2013, 2012 and 2011, respectively.

(6)	See Note 17, "Derivative Instruments and Hedging Activities" under "Cross Currency Swaps" sub-heading for further discussion.

7. Income Tax
Our income (loss) from continuing operations before income taxes on which the provision for income taxes was computed is as follows:

	For the years ended
	December 31, 2013	December 29, 2012	December 31, 2011
	(In millions)
Domestic	$809.7	$712.8	$767.2
Foreign	(155.2)	(120.7)	7.0
Total	$654.5	$592.1	$774.2
Income tax expense (benefit) includes the following current and deferred provisions:

	For the years ended
	December 31, 2013	December 29, 2012	December 31, 2011
	(In millions)
Current:
Federal	$39.1	$45.5	$29.8
State	11.8	8.3	5.7
Foreign	50.7	28.2	25.0
Total current tax expense (benefit)	$101.6	$82.0	$60.5
Deferred:
Federal	$59.6	$47.9	$58.8
State	5.1	6.3	2.1
Foreign	(82.3)	18.3	(22.0)
Total deferred tax expense (benefit)	$(17.6)	$72.5	$38.9
Total income tax expense (benefit) from continuing operations	$84.0	$154.5	$99.4

The decrease in income tax expense in 2013 was primarily driven by the net foreign deferred tax benefits. These foreign deferred tax benefits largely resulted from the release of valuation allowances in Canada, as further discussed below, as well as decreases in deferred tax liabilities related to certain intangible assets that were impaired in 2013.
Our income tax expense varies from the amount expected by applying the statutory federal corporate tax rate to income as follows:

	For the years ended
	December 31, 2013	December 29, 2012	December 31, 2011
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	1.3%	1.4%	1.6%
Effect of foreign tax rates	(27.4)%	(24.5)%	(21.4)%
Effect of foreign tax law and rate changes	0.5%	6.8%	(0.4)%
Effect of unrecognized tax benefits	3.3%	(0.7)%	(1.1)%
Change in valuation allowance	(1.5)%	6.0%	—%
Other, net	1.6%	2.1%	(0.9)%
Effective tax rate	12.8%	26.1%	12.8%
Our fiscal year effective tax rate was approximately 13% in 2013, 26% in 2012 and 13% in 2011. Our effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to the impact of lower effective income tax rates applicable to our foreign businesses and tax planning. In addition, as part of the Acquisition, the statutory tax rates in the countries of Central Europe, ranging from 9% to 20%, in which we began doing business drove the 2013 and 2012 change in the effect of foreign tax rates versus 2011. The 2012 foreign tax law and rate change impact, primarily relates to the increased statutory corporate income tax rate in Serbia from 10% to 15%, effective January 1, 2013 (enacted in 2012). As a result of the impact of the rate change on differences between the book basis and tax basis of intangible and other assets purchased in the Acquisition, we increased our deferred tax liability by $38.3 million in the fourth quarter of 2012. We recorded additional tax expense in 2012 due to increases in our valuation allowance related to capital loss carryforwards and operating losses in several of our jurisdictions. See further discussion below.
The table below summarizes our deferred tax assets and liabilities:

	As of
	December 31, 2013	December 29, 2012
	(In millions)
Current deferred tax assets:
Compensation related obligations	$1.2	$2.9
Foreign exchange	29.3	—
Accrued liabilities and other	49.4	53.5
Tax loss carryforwards	—	6.1
Valuation allowance	(3.0)	(20.2)
Balance sheet reserves and accruals	2.4	—
Other	—	0.6
Total current deferred tax assets	$79.3	$42.9
Current deferred tax liabilities:
Partnership investments	160.9	151.6
Balance sheet reserves and accruals	—	4.5
Other	6.1	(0.1)
Total current deferred tax liabilities	$167.0	$156.0
Net current deferred tax assets	—	—
Net current deferred tax liabilities	$87.7	$113.1

	As of
	December 31, 2013	December 29, 2012
	(In millions)
Non-current deferred tax assets:
Compensation related obligations	$8.7	$13.3
Postretirement benefits	94.8	209.6
Foreign exchange losses	14.8	119.5
Convertible debt	—	0.4
Hedging	—	9.4
Tax credit carryforward	1.7	—
Tax loss carryforwards	154.7	110.9
Intercompany financing	8.4	8.4
Partnership investments	11.8	12.2
Accrued liabilities and other	5.5	19.3
Other(1)	16.6	19.6
Valuation allowance	(94.7)	(137.3)
Total non-current deferred tax assets	$222.3	$385.3
Non-current deferred tax liabilities:
Fixed assets	120.5	132.6
Partnership investments	22.1	39.6
Intangibles	939.5	1,028.7
Hedging	7.2	—
Other	6.1	7.5
Total non-current deferred tax liabilities	$1,095.4	$1,208.4
Net non-current deferred tax assets	—	—
Net non-current deferred tax liabilities	$873.1	$823.1

(1)
Primarily relates to certain capitalized costs related to the Acquisition as of December 29, 2012. These capitalized costs are amortized over different periods for book and tax purposes, giving rise to differences in book basis and tax basis in 2012.

The following table presents our deferred tax assets and liabilities on a net basis:

	As of
	December 31, 2013	December 29, 2012
	(In millions)
Domestic net current deferred tax liabilities	$138.1	$152.3
Foreign net current deferred tax assets	50.4	39.2
Net current deferred tax liabilities	$87.7	$113.1
Domestic net non-current deferred tax assets	$22.2	$125.4
Foreign net non-current deferred tax assets	16.1	—
Foreign net non-current deferred tax liabilities	911.4	948.5
Net non-current deferred tax liabilities	$873.1	$823.1
The decrease in the net current deferred tax liabilities is primarily driven by the current classification of the deferred tax asset related to our outstanding cross currency swaps, which were to mature in March 2014. Specifically, the unrealized foreign exchange losses on the outstanding cross currency swaps resulted in a current deferred tax asset of $29.3 million as of December 31, 2013. In January 2014, we early settled the final remaining outstanding currency swaps, resulting in the realization of the related domestic deferred tax asset at the settled upon amount. See Note 17, "Derivative Instruments and Hedging Activities" for further discussion.

The increase in the net non-current deferred tax liabilities was primarily driven by the decrease in the non-current deferred tax assets. This decrease was largely due to the current classification of the outstanding cross currency swaps and settlement of a significant portion of our cross currency swaps throughout 2013, as well as the decrease in our pension and other postretirement benefit obligations and valuation allowances discussed below. See Note 16, "Employee Retirement Plans and Postretirement Benefits" for further discussion. The decrease in the non-current deferred tax assets was partially offset by the reduction of non-current deferred tax liabilities resulting from the intangible asset impairments recorded in 2013. See Note 12, "Goodwill and Intangible Assets" for further discussion.
We have deferred tax assets for U.S. tax loss carryforwards that expire between 2014 and 2029 of $8.6 million and $13.0 million at December 31, 2013, and December 29, 2012, respectively. We have foreign loss carryforwards that expire between 2014 and 2033 of $125.6 million and $109.1 million as of December 31, 2013, and December 29, 2012, respectively. We have foreign loss carryforwards that do not expire of $22.2 million and $9.3 million as of December 31, 2013, and December 29, 2012, respectively. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that the deferred tax assets will not be realized. Our valuation allowance was $97.7 million and $157.5 million as of December 31, 2013, and December 29, 2012, respectively. The valuation allowance decrease in fiscal year 2013 was primarily due to changes in deferred tax assets resulting from decreased pension liabilities in Europe and Canada, realized ordinary and capital gains that offset previously valued losses in Canada and realization of capital gains that offset previously valued losses in the U.S. These decreases were offset by an increase in certain operating losses in Europe.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	For the years ended
	December 31, 2013	December 29, 2012	December 31, 2011
	(In millions)
Balance at beginning of year	$75.5	$70.7	$84.9
Additions for tax positions related to the current year	3.7	9.9	9.6
Additions for tax positions of prior years	59.2	8.6	4.3
Reductions for tax positions of prior years	(3.2)	(0.1)	(0.1)
Settlements	(2.6)	(0.9)	(1.5)
Release due to statute expiration and legislative changes	(24.9)	(14.4)	(25.6)
Foreign currency adjustment	(3.5)	1.7	(0.9)
Balance at end of year	$104.2	$75.5	$70.7
Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. The net increase in our unrecognized tax benefits in 2013 was primarily driven by the addition for tax positions of prior years resulting from the proposed settlement of a tax audit in Canada, discussed below, an identified immaterial out-of-period adjustment to uncertain tax positions related to prior years, and the adjustments to unrecognized tax benefits in Europe upon finalization of purchase accounting related to the Acquisition, partially offset by increased releases in Canada resulting from the favorable impact of enacted tax law in the second quarter.

During 2014, we anticipate that approximately $19 million to $24 million of unrecognized tax benefits will be released to reflect settlement of the 2007-2008 tax years in Canada. The following is a reconciliation of our unrecognized tax benefits:

	For the years ended
	December 31, 2013	December 29, 2012	December 31, 2011
2013 Reconciliation of Unrecognized Tax Benefits balance	(In millions)
Estimated interest and penalties	$15.5	$8.5	$8.6
Offsetting positions	(3.8)	(1.9)	(1.9)
Unrecognized tax positions	104.2	75.5	70.7
Total unrecognized tax benefits	$115.9	$82.1	$77.4

Current (included in accounts payable and other current liabilities)	$23.2	$0.3	$1.0
Noncurrent	92.7	81.8	76.4
Total unrecognized tax benefits	$115.9	$82.1	$77.4

Amount of unrecognized tax benefits that would impact the effective tax rate	$104.2	$75.5	$70.7
We file income tax returns in most of the federal, state, and provincial jurisdictions in the U.S., U.K., Canada and various countries in Central Europe. Tax years through 2006 are closed in the U.S., while exam years 2007 and 2008 have been effectively settled and only remain open pending finalization of an advanced pricing agreement. At this time, we do not yet know the tax consequences that will result from finalizing the advanced pricing agreement, but we anticipate the effect on our tax rate would be significant. We expect that finalizing the advanced pricing agreement will have a significant effect on our consolidated financial statements, resulting in a reduction in the full-year effective tax rate and a discrete item in the quarter the agreement is signed. In Canada, tax years through fiscal year ended 2008 are closed or have been effectively settled through examination except for issues relating to an intercompany transaction. In the fourth quarter of 2013 we received a proposed audit settlement from the Canada tax authorities and have reflected the effect of this proposed settlement in our unrecognized tax benefits as of December 31, 2013 within additions for tax positions of prior years. We anticipate realizing existing current deferred tax assets to offset most of the tax liability resulting from the finalized settlement. Tax years through fiscal year 2005 are closed for most countries in European jurisdictions with statutes of limitations varying from 3-7 years.
We treat our portion of all foreign subsidiary earnings through December 31, 2013, as permanently reinvested under the accounting guidance and accordingly, have not provided any U.S. federal or state tax thereon. As of December 31, 2013, approximately $886.0 million of retained earnings attributable to foreign subsidiaries was considered to be indefinitely invested. Our intention is to reinvest the earnings permanently or to repatriate the earnings when it is tax efficient to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. However, we believe that U.S. foreign tax credits would largely eliminate any U.S. taxes and offset any foreign withholding taxes due on remittance.

8. Special Items
We have incurred charges or recognized gains that we do not believe to be indicative of our core operations. As such, we have separately classified these charges (benefits) as special items. The table below summarizes special items recorded by segment:

	For the years ended
	December 31, 2013	December 29, 2012	December 31, 2011
	(In millions)
Employee-related charges
Restructuring(1)
Canada	$10.6	$10.1	$0.6
Europe	14.5	19.8	2.1
MCI	0.4	3.0	—
Corporate	1.3	2.0	—
Special termination benefits
Canada(2)	2.2	5.0	5.2
Impairments or asset abandonment charges
Canada - Intangible asset impairment(3)	17.9	—	—
Europe - Asset abandonment(4)	—	7.2	—
Europe - Intangible asset impairment(5)	150.9	—	—
MCI - China impairment and related costs(6)	—	39.2	—
Unusual or infrequent items
Canada - Flood loss (insurance reimbursement)(7)	—	(1.4)	0.2
Canada - BRI loan guarantee adjustment(8)	—	—	(2.0)
Canada - Fixed asset adjustment(9)	—	—	7.6
Europe - Release of non-income-related tax reserve(10)	(4.2)	(3.5)	(2.3)
Europe - Flood loss (insurance reimbursement)(11)	(2.0)	—	—
Europe - Costs associated with strategic initiatives	—	—	(0.1)
MCI - Costs associated with outsourcing and other strategic initiatives	—	—	1.0
Termination fees and other (gains)/losses
Europe - Tradeteam transactions(12)	13.2	—	—
MCI - Sale of China joint venture(6)	(4.8)	—	—
Total Special items, net	$200.0	$81.4	$12.3

(1)
During 2013, 2012 and 2011, we recognized expenses associated with restructuring programs related to severance and other employee related charges. See further discussion of restructuring activities below.

(2)
During 2013, 2012 and 2011, we recognized charges for pension curtailment and special termination benefits related to certain defined benefit pension plans in Canada. See Note 16, "Employee Retirement Plans and Postretirement Benefits" for impact to our defined benefit pension plans.

(3)
During the fourth quarter of 2013, we recognized an impairment charge related to our definite-lived intangible asset associated with our licensing agreement with Miller in Canada. See Note 19, "Commitments and Contingencies" for further discussion.

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

(5)	During the third quarter of 2013, we recognized impairment charges related to indefinite-lived intangible assets in Europe. See Note 12, "Goodwill and Intangible Assets" for further discussion.

(6)
In December of 2013, we sold our interest in the MC Si'hai joint venture in China and recognized a gain of $6.0 million. The gain consists of the non-cash release of the $5.4 million liability representing the fair value of our remaining investment upon deconsolidation of the joint venture in 2012, as well as $0.6 million of proceeds received for our interest in the joint venture. We also recognized legal and related fees in relation to the sale of $1.2 million during 2013.

In the second quarter of 2012, we recognized impairment charges of $10.4 million related to goodwill and definite-lived intangible assets in our MC Si'hai joint venture in China, and in the third quarter of 2012, we deconsolidated the joint venture and recognized an impairment loss of $27.6 million upon deconsolidation. See Note 5, "Investments" for further discussion of the deconsolidation and subsequent sale of the joint venture.

(7)
During 2012, we received insurance proceeds in excess of expenses incurred related to flood damages at our Toronto offices. During 2011, we incurred expenses in excess of insurance proceeds related to these damages.

(8)	During the second quarter of 2011, we recognized a $2.0 million gain resulting from a reduction of our guarantee of BRI debt obligations.

(9)
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

(10)
During 2009, we established a non-income-related tax reserve of $10.4 million that was recorded as a special item. Our estimates indicated a range of possible loss relative to this reserve of zero to $22.3 million, inclusive of potential penalties and interest. The amounts recorded in 2013, 2012 and 2011 represent the release of this reserve as a result of a change in estimate. As a result, the remaining amount of this non-income-related tax reserve was fully released in 2013.

(11)
During 2013, we recorded losses and related net costs of $5.4 million in our Europe business related to significant flooding in Czech Republic in the second quarter of 2013. These losses were offset by $7.4 million insurance proceeds received in 2013.

(12)
Upon termination of our Tradeteam distribution agreements and subsequent termination of the joint venture and sale of our 49.9% interest in Tradeteam to DHL, we recognized a loss of $13.2 million in December 2013. See Note 5, "Investments" for further discussion.

In addition to the previously mentioned termination-related items recorded in special items, in the fourth quarter of 2013 we received termination notifications from Modelo and Heineken related to our MMI joint venture agreement and contract-brewing agreement, respectively. Upon termination of the MMI joint venture, which is expected to occur at the end of the day on February 28, 2014, we expect to recognize termination fee income of CAD 70.0 million, net of the remaining carrying value of the definite-lived intangible asset, within special items. See Note 5, "Investments" for further discussion. Additionally, we have a contract brewing and kegging agreement with Heineken whereby we produce and package the Foster's and Kronenbourg brands in the U.K. In December 2013, we entered into an agreement with Heineken to early terminate this arrangement. As a result of the termination, Heineken has agreed to pay us an aggregate early termination payment of GBP 13.0 million during and through the end of the transition period, concluding on April 30, 2015, which will be recognized within special items.
Restructuring Activities
In 2012, we introduced several initiatives focused on increasing our efficiencies and reducing costs across all functions of the business in order to develop a more competitive supply chain and global cost structure. Included in these initiatives is a long-term focus on reducing labor and general overhead costs through restructuring activities. We view these restructuring activities as actions to allow us to meet our long-term growth targets by generating future cost savings within cost of goods sold and general and administrative expenses and include organizational changes that strengthen our business and accelerate efficiencies within our operational structure. As a result of these restructuring activities, we have reduced headcount by approximately 910 employees, of which 310 and 600 relate to 2013 and 2012 activities, respectively. Consequently, we recognized severance and other employee related charges during 2013 and 2012, which we have recorded as special items within our consolidated statements of operations. As we continually evaluate our cost structure and seek opportunities for further efficiencies and cost savings, we may incur additional restructuring related charges in the future, however, are unable to estimate the amount of charges at this time.

During 2011, we recognized expenses associated with the employee terminations at the Montréal and Edmonton breweries and employee termination costs related to U.K. supply chain restructuring activity.
The accrued restructuring balances represent expected future cash payments required to satisfy the remaining severance obligations to terminated employees, the majority of which we expect to be paid in the next 12-24 months. The table below summarizes the activity in the restructuring accruals by segment:

	Canada	Europe	MCI	Corporate	Total
	(In millions)
Balance at December 25, 2010	$0.2	$2.2	$—	$—	$2.4
Charges incurred	0.1	2.6	—	—	2.7
Payments made	(0.5)	(2.6)	—	—	(3.1)
Foreign currency and other adjustments	0.3	(0.4)	—	—	(0.1)
Balance at December 31, 2011	$0.1	$1.8	$—	$—	$1.9
Charges incurred	10.1	19.8	3.0	2.0	34.9
Payments made	(2.9)	(8.0)	(0.2)	(0.5)	(11.6)
Foreign currency and other adjustments	(0.2)	(0.2)	—	—	(0.4)
Balance at December 29, 2012	$7.1	$13.4	$2.8	$1.5	$24.8
Charges incurred	10.6	14.5	0.4	1.3	26.8
Payments made	(7.7)	(14.6)	(2.7)	(1.9)	(26.9)
Foreign currency and other adjustments	(0.3)	0.3	—	—	—
Balance at December 31, 2013	$9.7	$13.6	$0.5	$0.9	$24.7
9. Stockholders' Equity
Changes to the number of shares of capital stock issued were as follows:

	Common stock issued		Exchangeable shares issued
	Class A	Class B(1)	Class A	Class B
	(Share amounts in millions)
Balance at December 25, 2010	2.6	162.0	3.0	19.2
Shares issued under equity compensation plans	—	0.7	—	—
Shares exchanged for common stock	—	—	(0.1)	0.1
Balance at December 31, 2011	2.6	162.7	2.9	19.3
Shares issued under equity compensation plans	—	1.5	—	—
Balance at December 29, 2012	2.6	164.2	2.9	19.3
Shares issued under equity compensation plans	—	2.7	—	—
Shares exchanged for common stock	—	0.3	—	(0.3)
Balance at December 31, 2013	2.6	167.2	2.9	19.0

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

Voting Rights
Each holder of record of Class A common stock, Class B common stock, Class A exchangeable shares and Class B exchangeable shares is entitled to one vote for each share held, without the ability to cumulate votes on the election of directors. Our Class B common stock has fewer voting rights than our Class A common stock and holders of our Class A common stock have the ability to effectively control or have a significant influence over company actions requiring stockholder approval. Specifically, holders of Class B common stock voting together as a single class have the right to elect three directors of the Molson Coors Board of Directors, as well as the right to vote on certain additional matters as outlined in the our Amended and Restated Certificate of Incorporation (as amended, the “Certificate”), such as merger agreements that require approval under applicable law, sales of all or substantially all of the our assets to unaffiliated third parties, proposals to dissolve MCBC, and certain amendments to the Certificate that require approval under applicable law, each as further described and limited by the Certificate. The Certificate also provides that holders of Class A common stock and Class B common stock shall vote together as a single class, on an advisory basis, on any proposal to approve the compensation of MCBC's named executive officers.
Conversion Rights
The Certificate provides for the right of holders of Class A common stock to convert their stock into Class B common stock on a one-for-one basis at any time. The exchangeable shares are exchangeable at any time, at the option of the holder on a one-for-one basis for corresponding shares of Molson Coors common stock.
Share Repurchase Program
In 2011, the Board of Directors authorized a program to repurchase up to $1.2 billion of outstanding shares of Class A and Class B common stock in the open market or in privately negotiated transactions. We have purchased a total of 7.5 million shares of our Class B common stock under the share repurchase program as of December 31, 2013, for $321.1 million. There were no repurchases in 2012 or 2013.

10. Earnings Per Share
Basic net income per share was computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share includes the additional dilutive effect of our potentially dilutive securities, which includes stock options ("options"), stock-only stock appreciation rights ("SOSARs"), restricted stock units ("RSUs"), performance units ("PUs"), performance share units ("PSUs") and deferred stock units ("DSUs"). The dilutive effects of our potentially dilutive securities are calculated using the treasury stock method. The following summarizes the effect of dilutive securities on diluted EPS:

	For the years ended
	December 31, 2013	December 29, 2012	December 31, 2011
	(In millions, except per share amounts)
Amount attributable to MCBC
Net income (loss) from continuing operations	$565.3	$441.5	$674.0
Income (loss) from discontinued operations, net of tax	2.0	1.5	2.3
Net income (loss) attributable to MCBC	$567.3	$443.0	$676.3
Weighted-average shares for basic EPS	183.0	180.8	184.9
Effect of dilutive securities:
Options and SOSARs	0.7	0.5	0.9
RSUs, PUs and DSUs	0.5	0.5	0.6
Weighted-average shares for diluted EPS	184.2	181.8	186.4
Basic net income (loss) per share:
Continuing operations attributable to MCBC	$3.09	$2.44	$3.65
Discontinued operations attributable to MCBC	0.01	0.01	0.01
Basic net income (loss) attributable to MCBC	$3.10	$2.45	$3.66
Diluted net income (loss) per share:
Continuing operations attributable to MCBC	$3.07	$2.43	$3.62
Discontinued operations attributable to MCBC	0.01	0.01	0.01
Diluted net income (loss) attributable to MCBC	$3.08	$2.44	$3.63
Dividends declared and paid per share	$1.28	$1.28	$1.24
Our calculation of weighted-average shares includes Class A common stock and Class B common stock, and Class A exchangeable shares and Class B exchangeable shares. All classes of stock have in effect the same dividend rights and share equitably in undistributed earnings. Holders of Class A common stock receive dividends only to the extent dividends are declared and paid to holders of Class B common stock. See Note 9, "Stockholders' Equity" for further discussion of the Class A common stock and Class B common stock and Class A exchangeable shares and Class B exchangeable shares. We have no unvested outstanding equity share awards that contain non-forfeitable rights to dividends.
The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on diluted earnings per share:

	For the years ended
	December 31, 2013	December 29, 2012	December 31, 2011
	(In millions)
Stock options, SOSARs and RSUs	0.1	1.5	0.9
Total anti-dilutive securities	0.1	1.5	0.9
Convertible Notes
In June 2007, we issued $575 million of senior convertible notes due July 2013. On July 30, 2013, these notes matured and were repaid for their face value of $575 million. The required premium payment of $2.6 million, based on our weighted-average Class B common stock price exceeding the then-applicable conversion price on any of the 25 trading days following the maturity date, was settled in cash and entirely offset by the cash proceeds received from the settlement of the call options we purchased in 2007 related to these notes. As a result, these notes and related call options did not impact our shares outstanding. Additionally, the potential impacts of these notes and related call options had no impact on diluted income per share for all periods presented. Simultaneously with the issuance of these notes, we issued warrants which began expiring in December 2013 and the final warrants expired February 6, 2014, during which time the outstanding warrants had no impact on diluted income per share. The potential impacts of these warrants had no impact on diluted income per share for all periods presented and $10.9 million of anti-dilutive securities were excluded from the computation of the effect of dilutive securities on diluted earnings per share for the year ended December 31, 2013. See Note 13, "Debt" for further discussion.
Upon closing of the Acquisition in June 2012, we issued a €500 million Zero Coupon Senior Unsecured Convertible Note to the Seller. On August 13, 2013, the Seller exercised the embedded put option and we subsequently settled the note using cash. As a result, the convertible note did not impact our shares outstanding and was excluded from the computation of the effect of diluted securities on diluted earnings per share for all periods presented. See Note 13, "Debt" for further discussion.
11. Properties
The cost of properties and related accumulated depreciation consists of the following:

	As of
	December 31, 2013	December 29, 2012
	(In millions)
Land and improvements	$192.1	$190.4
Buildings and improvements	505.0	485.5
Machinery and equipment	1,802.7	1,700.3
Returnable containers	313.5	285.6
Furniture and fixtures	365.4	323.9
Software	120.8	109.7
Natural resource properties	3.0	3.0
Construction in progress	126.3	122.1
Total properties cost	3,428.8	3,220.5
Less: accumulated depreciation	(1,458.7)	(1,224.6)
Net properties	$1,970.1	$1,995.9
Depreciation expense was $272.5 million, $230.3 million and $177.0 million for fiscal years 2013, 2012 and 2011, respectively. Loss and breakage expense related to our returnable containers, included in the depreciation expense amounts noted above, was $51.8 million, $45.3 million and $33.7 million for fiscal years 2013, 2012 and 2011, respectively, and is classified within cost of goods sold in the consolidated statements of operations.
12. Goodwill and Intangible Assets
The following summarizes the changes in goodwill:

	Canada	Europe	MCI	Consolidated
	(In millions)
Balance at December 31, 2011	$689.5	$746.1	$17.7	$1,453.3
Business acquisition(1)	57.8	853.7	—	911.5
Impairment related to China reporting unit	—	—	(9.5)	(9.5)
Foreign currency translation	16.7	81.1	(0.4)	97.4
Purchase price adjustment	—	—	0.4	0.4
Balance at December 29, 2012	764.0	1,680.9	8.2	2,453.1
Foreign currency translation	(45.8)	27.7	(0.9)	(19.0)
Purchase price adjustment(1)	—	(15.4)	—	(15.4)
Balance at December 31, 2013	$718.2	$1,693.2	$7.3	$2,418.7

(1)
On June 15, 2012, we completed the Acquisition of StarBev. During the second quarter of 2013, we finalized purchase accounting related to the Acquisition with a resulting reduction to Europe goodwill in the first half of 2013 of $15.4 million. We assigned the majority of the goodwill resulting from the Acquisition to our Europe reporting unit with a portion allocated to the Canada reporting unit resulting from synergies. The allocation of goodwill to our Canada reporting unit was not impacted by the changes made in the first half of 2013 and is now final. See Note 3, "Acquisition of StarBev" for further discussion.

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2013:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$537.5	$(224.7)	$312.8
Distribution rights	2 - 23	314.1	(255.0)	59.1
Patents and technology and distribution channels	3 - 10	36.2	(32.8)	3.4
Favorable contracts, land use rights and other	2 - 42	1.2	(1.2)	—
Intangible assets not subject to amortization:
Brands	Indefinite	5,482.3	—	5,482.3
Distribution networks	Indefinite	952.3	—	952.3
Other	Indefinite	15.2	—	15.2
Total		$7,338.8	$(513.7)	$6,825.1
The following table presents details of our intangible assets, other than goodwill, as of December 29, 2012:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$480.6	$(205.7)	$274.9
Distribution rights	2 - 23	350.8	(255.0)	95.8
Patents and technology and distribution channels	3 - 10	35.3	(31.1)	4.2
Favorable contracts, land use rights and other	2 - 42	13.6	(5.4)	8.2
Intangible assets not subject to amortization:
Brands	Indefinite	5,821.6	—	5,821.6
Distribution networks	Indefinite	1,014.7	—	1,014.7
Other	Indefinite	15.4	—	15.4
Total		$7,732.0	$(497.2)	$7,234.8
The changes in the gross carrying amounts of intangibles from December 29, 2012, to December 31, 2013, are driven by the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies, the indefinite-lived brand intangible impairments recorded in the third quarter of 2013, the change in classification of the Ostravar brand from an indefinite life to a useful life subject to amortization, as well as the adjustments recorded on brand intangible assets during the first half of 2013 related to the finalization of the purchase price allocation. See Note 3, "Acquisition of StarBev" for further discussion. Further, in addition to the amortization recorded during 2013 on our intangible assets subject to amortization we also recorded a $17.9 million impairment charge related to our licensing agreement with Miller in Canada as further discussed below.

Based on foreign exchange rates as of December 31, 2013, the estimated future amortization expense of intangible assets is as follows:

Fiscal year	Amount
(In millions)
2014	$43.5
2015	$41.0
2016	$41.0
2017	$15.3
2018	$11.8
Amortization expense of intangible assets was $48.0 million, $42.4 million, and $40.1 million for the years ended December 31, 2013, December 29, 2012, and December 31, 2011, respectively, and is presented within marketing, general and administrative expenses.
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
Indefinite-Lived Intangibles
In 2013, our annual indefinite-lived intangible impairment testing determined that the fair values of the Jelen and Ostravar indefinite-lived brand intangibles within our Europe segment were below their respective carrying values. As a result, we recorded an aggregate impairment charge of $150.9 million recorded within special items in our consolidated statements of operations in the third quarter of 2013. The impairment of Jelen was primarily the result of increased competition, reduced market share and macroeconomic difficulties driving decreased projected cash flows, as well as unfavorable discount rate and income tax rate movements within Serbia. The impairment of Ostravar was primarily the result of decreased projected cash flows driven by recent economic challenges within the Ostrava region of Czech Republic. These changes in assumptions, driven by adverse economic and competitive factors specific to the markets in which these brands perform, have outpaced forecasted macroeconomic recoveries, resulting in the impairments. The remaining Europe indefinite-lived brand intangibles' fair values, including Staropramen and Carling brands, while facing similar macroeconomic challenges, were sufficiently in excess of their respective carrying values, with the exception of two brands acquired in the Acquisition. Specifically, these two brands, Ozujsko in Croatia and Branik in Czech Republic, are at risk of future impairment as a result of discount rate pressures due to country specific macroeconomic risk factors that are currently more than offset by improved cash flow projections driven by post-Acquisition performance and innovations. The Jelen, Ozujsko and Branik brands are therefore at risk of future impairment with an aggregate fair value estimated at approximately 1% in excess of their aggregate carrying value as of the impairment testing date. As of December 31, 2013 these at-risk intangible assets had a carrying value of $1,310.9 million.
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

Separately, our Molson core brand intangible continues to be at risk of future impairment with a fair value estimated at approximately 10% in excess of its carrying value, as of the impairment testing date, as the Molson core brands have continued to face significant competitive pressures and challenging macroeconomic conditions in the Canada market. These challenges have been partially offset by anticipated cost savings initiatives. As of December 31, 2013 the Molson core brand intangible had a carrying value of $2,857.9 million. The value of the Coors Light brand distribution rights and our other indefinite-lived intangibles in Canada continue to be substantially in excess of their carrying values.
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
Key Assumptions
The Europe and Canada reporting units' goodwill, the Molson core brand intangible, and certain indefinite-lived brand intangibles within Europe are at risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including significant delays in projected macroeconomic recovery or prolonged adverse economic conditions), terminal growth rates, market transaction multiples and/or weighted-average cost of capital utilized in the discounted cash flow analysis. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections used for our Europe reporting unit and indefinite-lived intangible testing reflect continued challenging environments in the near and medium term followed by growth resulting from a longer term recovery of the macroeconomic environment, as well as the benefit of anticipated cost savings and specific brand-building and innovation activities. Our Canada reporting unit and Molson core brand projections also reflect a continued challenging environment that has been adversely impacted by a weak economy across all industries, as well as weakened consumer demand, partially offset by anticipated cost savings and specific brand-building and innovation activities. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment test will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our Europe reporting unit, Molson core brand, and the at-risk European brands may include such items as: (i) a decrease in expected future cash flows, specifically, an increase in required pension contributions, a decrease in sales volume driven by a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long term volume trends, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) an economic recovery that significantly differs from our assumptions in timing and/or degree, (iii) volatility in the equity and debt markets or other country specific factors which could result in a higher discount rate; and (iv) sensitivity to market transaction multiples.
While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in 2013, with the exception of litigation discussions with Miller in Canada in December 2013, which resulted in a $17.9 million impairment charge of our definite-lived intangible asset related to our licensing agreement. As of December 31, 2013, the intangible has a remaining carrying value of $38.6 million (CAD 41.0 million) with an estimated remaining life of approximately three years. The outcome of any future settlement discussions with Miller could result in additional impairments. We utilized Level 3 fair value measurements in our impairment analysis of this definite-lived intangible asset, which include significant assumptions by management. See Note 19, "Commitments and Contingencies" for further discussion.

13. Debt
Debt Obligations
Our total long-term borrowings as of December 31, 2013, and December 29, 2012, were composed of the following:

	As of
	December 31, 2013	December 29, 2012
	(In millions)
Senior notes:
$575 million 2.5% convertible notes due 2013(1)	$—	$575.0
€500 million 0.0% convertible note due 2013(2)	61.8	668.7
CAD 900 million 5.0% notes due 2015(3)	847.2	902.7
CAD 500 million 3.95% Series A notes due 2017(3)	470.7	501.5
$300 million 2.0% notes due 2017(4)	300.0	300.0
$500 million 3.5% notes due 2022(4)	500.0	500.0
$1.1 billion 5.0% notes due 2042(4)	1,100.0	1,100.0
€120 million term loan due 2016(5)	—	123.9
Other long-term debt	0.2	0.5
Long-term credit facilities(6)	—	—
Less: unamortized debt discounts(7)	(5.1)	(17.4)
Total long-term debt (including current portion)	3,274.8	4,654.9
Less: current portion of long-term debt	(61.8)	(1,232.4)
Total long-term debt	$3,213.0	$3,422.5

Short-term borrowings(8)	$525.1	$13.2
Current portion of long-term debt	61.8	1,232.4
Current portion of long-term debt and short-term borrowings	$586.9	$1,245.6

(1)
On June 15, 2007, MCBC issued in a public offering $575 million of 2.5% Convertible Senior Notes (the "Notes") payable semi-annually in arrears. The Notes were senior unsecured obligations and ranked equal in rights of payment with all of our other senior unsecured debt and senior to all of our future subordinated debt. The Notes were guaranteed by MCBC and certain of our U.S. and Canadian subsidiaries. The Notes matured on July 30, 2013. The Notes contained certain customary anti-dilution and make-whole provisions to protect holders of the Notes as defined in the Indenture.    As noted above, our $575 million convertible notes matured and were repaid on July 30, 2013, for their face value of $575 million. The required premium payment of $2.6 million, which was based on our weighted-average Class B common stock price exceeding the then-applicable conversion price on any of the 25 trading days following the maturity date, was paid in September 2013. This premium was hedged by call options that mitigated our exposure to increases in our stock price and resulted in proceeds of $2.6 million from these call options in September 2013, which fully offset the premium payment. The premium payment and call option proceeds were recorded in the stockholders' equity section of the consolidated balance sheets upon settlement in 2013. Separately, the warrants entered into concurrent with these call options, pursuant to which we would have been required to issue Class B common stock to the counterparty in the event our stock price reached $66.13 per share, began expiring in December 2013 and the final warrants expired February 6, 2014, all of which were out-of-the-money. The original conversion price for each $1,000 aggregate principal amount of notes was $54.76 per share of our Class B common stock, which represented a 25% premium above the stock price on the day of issuance of the notes and corresponded to the initial conversion ratio of 18.263 shares per each $1,000 aggregate principal amount of notes. The conversion ratio and conversion price were subject to adjustments for certain events and provisions, as defined in the indenture, including adjustments reflected for exceeding defined thresholds related to our dividend payments. At the maturity date our conversion price and ratio were $51.8284 and 19.2944 shares, respectively.

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
During the fiscal years 2013, 2012 and 2011, we incurred additional non-cash interest expense of $10.8 million, $18.1 million and $17.5 million, respectively. The additional non-cash interest expense impact (net of tax) to net income per basic share was a decrease of $0.04, $0.06 and $0.06 for the fiscal years 2013, 2012 and 2011, respectively. We also incurred interest expense related to the 2.5% coupon rate of $8.4 million, $14.4 million and $14.6 million for the fiscal years 2013, 2012 and 2011, respectively. The combination of non-cash and cash interest resulted in an effective interest rate of 5.73%, 5.75% and 5.90% for the fiscal years 2013 (through settlement), 2012 and 2011, respectively. As of December 31, 2013, there was no unamortized debt discount outstanding as we recorded the remaining discount amortization upon maturity in the third quarter of 2013. As of December 29, 2012, $10.8 million of the unamortized debt discount related to our $575 million convertible debt.
Convertible Note Hedge and Warrants:
In connection with the issuance of the Notes, we entered into a privately negotiated convertible note hedge transaction. The convertible note hedge (the "purchased call options") covered up to approximately 10.8 million shares of our Class B common stock. The purchased call options, if exercised by us, required the counterparty to deliver to us shares of Class B common stock adequate to meet our net share settlement obligations under the Notes and were expected to reduce the potential dilution to our Class B common stock to be issued upon conversion of the Notes, if any. Separately and concurrently, we also entered into warrant transactions with respect to our Class B common stock pursuant to which we were required to issue to the counterparty up to approximately 10.8 million shares of our Class B common stock. The warrant price is $67.82 which represents a 60% premium above the stock price on the date of the warrant transaction. These warrants began expiring in December 2013 and the final warrants expired February 6, 2014, during which time none of the warrants were exercised.
At issuance, we used a portion of the net proceeds from the issuance of the Notes to pay for the cost of the purchased call options, which was partially offset by the proceeds received from the warrant transaction, resulting in a net use of proceeds of approximately $50 million. The net cost of these transactions, net of tax, was recorded in the stockholders' equity section of the consolidated balance sheets.

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

On September 3, 2013, we paid the seller in cash a total of €466.0 million ($614.7 million) consisting of €455.1 million ($600.3 million) in principal and €10.9 million ($14.4 million) for the conversion feature. Separate from the Seller's notice to put, we have made claims with regard to the representations and warranties provided to us upon close of the Acquisition. As a result, we withheld €44.9 million ($61.8 million as of December 31, 2013) from the €500 million in principal related to these outstanding claims. The remaining balance as of December 31, 2013, continues to be classified as current portion of long-term debt pending the resolution of the unsettled claims. In January 2014, we settled one of the claims resulting in a payment to the Seller of €34.0 million ($46.3 million at settlement). We have not incurred, and do not expect to incur, any interest on the remaining amounts withheld.
The Convertible Note's embedded conversion feature was determined to meet the definition of a derivative required to be bifurcated and separately accounted for at fair value with changes in fair value recorded in earnings. During the fiscal year 2013 and 2012, we recognized a net loss of $6.5 million and a net gain of $7.3 million, respectively, on the conversion feature primarily related to the change from the previously recorded fair value to the value upon exercise. The Convertible Note was issued at a discount of $1.3 million, which has been recognized as interest expense over the period from issuance to the First Redemption Date. The non-cash interest, excluding the change in fair value of the convertible feature, resulted in an immaterial impact to our effective interest rate for the fiscal year 2013 and 2012. See Note 17, "Derivative Instruments and Hedging Activities" for further discussion.

(3)
During the third quarter of 2005, Molson Coors Capital Finance ULC completed a CAD 900 million private placement in Canada due September 22, 2015. Additionally, during the fourth quarter 2010, Molson Coors International LP completed a CAD 500 million private placement in Canada due October 6, 2017. Prior to issuing the bonds, we entered into forward starting interest rate transactions for a portion of each Canadian offering. The bond forward transactions effectively established, in advance, the yield of the government of Canada bond rate over which the Company's private placement was priced. At the time of the private placement offerings and pricings, the government of Canada bond rates were trading at a yield lower than that locked in with the Company's interest rate locks. This resulted in a loss on the bond forward transactions of $4.0 million related to the CAD 900 million bonds, and $7.8 million on the CAD 500 million bonds. Per authoritative accounting guidance pertaining to derivatives and hedging, the losses are being amortized over the life of each respective Canadian issued private placement and will serve to increase our effective cost of borrowing compared to the stated coupon rates by 0.05% and 0.23% on the CAD 900 million and CAD 500 million bonds, respectively.

(4)
On May 3, 2012, we issued $1.9 billion of senior notes with portions maturing in 2017, 2022 and 2042. The 2017 senior notes were issued in an initial aggregate principal amount of $300 million at 2.0% interest and will mature on May 1, 2017. The 2022 senior notes were issued in an initial aggregate principal amount of $500 million at 3.5% interest and will mature on May 1, 2022. The 2042 senior notes were issued in an initial aggregate principal amount of $1.1 billion at 5.0% interest and will mature on May 1, 2042. The issuance resulted in total proceeds to us, before expenses, of $1,880.7 million, net of underwriting fees and discounts of $14.7 million and $4.6 million, respectively. Total debt issuance costs capitalized in connection with these senior notes, including the underwriting fees and discounts, are approximately $18.0 million and will be amortized over the life of the notes. The issuance adds a number of guarantors to these debt securities as well as to our existing senior obligations, pursuant to requirements of our existing senior debt obligation agreements. These new guarantors consist principally of the U.K. operating entity. See Note 20, "Supplemental Guarantor Information" for further discussion and guarantor financial information reflective of this change.

Concurrent with the announcement of the Acquisition, we entered into a bridge loan agreement, which we terminated upon the issuance of the $1.9 billion senior notes. In connection with the issuance and subsequent termination of the bridge loan, we incurred costs of $13.0 million recorded in other expense in the second quarter of 2012. See Note 6, "Other Income and Expense" for further discussion.
Our risk management policy prohibits speculating on specific events, including the direction of interest rates. In advance of our issuance of the $1.9 billion senior notes, we systematically removed a portion of our interest rate market risk by entering into Treasury Locks. This resulted in an increase in the certainty of our yield to maturity when issuing the notes. In the second quarter of 2012, we recognized a cash loss of $39.2 million on settlement of the Treasury Locks recorded in interest expense. See Note 17, "Derivative Instruments and Hedging Activities" for further discussion.

(5)
On April 3, 2012, we entered into a term loan agreement (the ''Term Loan Agreement'') that provides for a 4-year term loan facility of $300 million, composed of one $150 million borrowing and one Euro-denominated borrowing equal to $150 million at issuance (or €120 million borrowing) both of which were funded upon close of the Acquisition on June 15, 2012. The Term Loan Agreement required quarterly principal repayments equal to 2.5% of the initial principal obligation, which commenced on September 30, 2012, with the remaining 62.5% principal balance due at the June 15, 2016 maturity date. The obligations under the Term Loan Agreement were our general unsecured obligations. The Term Loan Agreement contained customary events of default, specified representations and warranties and covenants, including, among other things, covenants that limited our and our subsidiaries' ability to incur certain additional priority indebtedness, create or permit liens on assets or engage in mergers or consolidations. Debt issuance costs capitalized in connection with the Term Loan Agreement were amortized over the life of the debt and totaled approximately $3 million.

During 2012, we repaid the $150 million borrowing and made principal repayments of €26.0 million on the €120 million borrowing. During the third quarter of 2012, we designated the €120 million term loan as a net investment hedge of our Central European operations. During 2013, we made principal repayments of $123.8 million (€93.7 million) on the remaining balance of our €120 million term loan. As a result, the term loan was fully repaid in the third quarter of 2013. See Note 17, "Derivative Instruments and Hedging Activities" for further discussion.

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
There were no outstanding borrowings on these credit facilities as of December 31, 2013. These credit facilities support our commercial paper program discussed below.

(7)
In addition to the unamortized debt discount on the $575 million convertible notes as of December 29, 2012, we have unamortized debt discounts on the additional debt balances of $5.1 million and $6.6 million as of December 31, 2013, and December 29, 2012, respectively.

(8)
In the first quarter of 2013, a $950 million commercial paper program was approved and implemented. The commercial paper program is supported by our $550 million and $400 million revolving credit facilities. To fund the repayment of our €500 million Zero Coupon Senior Unsecured Convertible Note, we issued short-term commercial paper during the third quarter of 2013. As of December 31, 2013, the outstanding borrowings under the commercial paper program were $379.8 million at a weighted average effective interest rate and tenor of 0.49% and 47.2 days, respectively.

In the third quarter of 2012, we entered into a revolving credit agreement ("Euro Credit Agreement") to support the operations of our Europe segment. The Euro Credit Agreement provides for a 1-year revolving credit facility of €150 million on an uncommitted basis. In the third quarter of 2013, this revolving credit facility was renewed and restructured and will continue to provide €150.0 million on an uncommitted basis through September 2014. As of December 31, 2013, the outstanding borrowings under this revolving credit facility were $137.4 million. There were no outstanding borrowings under this revolving credit facility as of December 29, 2012.
Other short-term borrowing facilities consist of an overdraft facility of CAD $30.0 million at either USD Prime or CAD Prime depending on the borrowing currency, a GBP line of credit , which was temporarily increased to GBP 20.0 million as of December 31, 2013 and subsequently reduced to GBP 10.0 million in January 2014, and an overdraft facility for GBP 10.0 million, both at GBP LIBOR +1.5%, and a line of credit for Japanese Yen 1.5 billion (of which Japanese Yen 575.0 million is committed under an outstanding letter of credit, at a base rate of less than 1.0%). As of December 31, 2013, and December 29, 2012, we had outstanding borrowings of $3.1 million and $9.3 million, respectively, under the Japanese Yen line of credit, and no borrowings under the GBP and CAD facilities. See Note 19, "Commitments and Contingencies" for discussion related to letters of credit. Also included in short-term borrowings is $4.8 million and $3.9 million related to factoring arrangements and other short-term borrowings within our Europe business as of December 31, 2013, and December 29, 2012, respectively.
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of December 31, 2013, and December 29, 2012, the fair value of our outstanding long-term debt (including current portion) was $3,359.1 million and $4,993.0 million, respectively. All senior notes are valued based on significant observable inputs and would be classified as Level 2 in the fair value hierarchy. The fair value measurement of the conversion feature embedded in the Convertible Note included significant unobservable inputs and was classified as Level 3 in the fair value hierarchy prior to settlement. See Note 17, "Derivative Instruments and Hedging Activities" for further discussion regarding the fair value of the conversion feature related to the Convertible Note which was settled in 2013. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values.
Other
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions and transfers of assets. As of December 31, 2013, and December 29, 2012, we were in compliance with all of these restrictions and have met all debt payment obligations.

As of December 31, 2013, the aggregate principal debt maturities of long-term debt and short-term borrowings, based on foreign exchange rates at fiscal year end 2013, for the next five fiscal years are as follows:

Fiscal year	Amount
(In millions)
2014	$586.9
2015	847.4
2016	—
2017	770.7
2018	—
Thereafter	1,600.0
Total	$3,805.0
Interest
Interest incurred, capitalized and expensed were as follows:

	For the years ended
	December 31, 2013	December 29, 2012	December 31, 2011
	(In millions)
Interest incurred(1)	$185.2	$198.6	$121.0
Interest capitalized	(1.4)	(2.3)	(2.3)
Interest expensed	$183.8	$196.3	$118.7

(1)
Interest incurred includes total non-cash interest of $11.2 million, $19.0 million and $17.5 million for the fiscal years 2013, 2012 and 2011, respectively. Interest incurred also includes the change in fair value of the embedded conversion feature related to the Euro-denominated Convertible Notes of $5.4 million expense and $8.0 million income for the fiscal years 2013 and 2012, respectively.

14. Share-Based Payments
At December 31, 2013, we had three share-based compensation plans.
The 1990 Equity Incentive Plan
The 1990 Equity Incentive Plan ("EI Plan") generally provides for two types of grants for our employees: stock options for shares of Class B common stock and restricted stock awards of Class B common stock. The stock options have a term of 10 years and one-third of the stock option award vests in each of the three successive years after the date of grant. There were no awards granted under the EI Plan in 2013, 2012 or 2011 and we are not expecting to grant any new awards under this plan.
Equity Compensation Plan for Non-Employee Directors
The Equity Compensation Plan for Non-Employee Directors ("EC Plan") provides for awards of shares of Class B common stock or options for shares of Class B common stock. Awards vest after completion of the director's annual term. The compensation cost associated with the EC plan is amortized over the directors' term. There were no awards granted under the EC Plan in 2013, 2012 or 2011 and we are not expecting to grant any new awards under this plan.
Molson Coors Brewing Company Incentive Compensation Plan
During 2013, 2012 and 2011, we issued the following awards related to shares of Class B common stock to certain directors, officers, and other eligible employees, pursuant to the Molson Coors Brewing Company Incentive Compensation Plan ("MCBC IC Plan"): RSUs, DSUs, PUs, PSUs, stock options, and SOSARs.
RSU awards are issued at the market value equal to the price of our stock at the date of the grant and vest over a period of 3 years. In 2013, 2012 and 2011, we granted 0.3 million, 0.4 million and 0.3 million RSUs, respectively, with a weighted-average market value of $42.74, $42.04 and $44.27 each, respectively. Prior to vesting, RSUs have no voting rights.
DSU awards, under the Directors' Stock Plan pursuant to the MCBC IC Plan, are elections made by non-employee directors of MCBC that enable them to receive all or one-half of their annual cash retainer payments in our stock. The deferred stock unit awards are issued at the market value equal to the closing price on the date of the grant. The DSUs are paid in shares of stock upon termination of service. Prior to vesting, DSUs have no voting rights. In 2013, 2012 and 2011, we granted a small number of DSUs with a weighted-average market value of $50.56, $43.74 and $43.53 per share, respectively.
PUs were granted based on a target value established at the date of grant and vest upon completion of a service requirement. The payout value can range from zero to two times the target value based on achievement of specified adjusted earnings per share targets. The PU award value can be settled in cash or shares, or partly in cash and partly in shares, at the discretion of the Company. If settled in shares, it will be based on the closing Class B common stock price on the date of vesting. Prior to vesting, no shares are issued and PUs have no voting or dividend rights. We account for the PUs as liabilities, resulting in variable compensation expense until settled. The variability of compensation expense arises primarily from changing estimates of adjusted earnings per share. Changes in the price of Class B common stock during the vesting period do not impact compensation expense but will impact the number of shares ultimately issued if the awards are settled in stock. Compensation expense is determined based upon the estimated fair value and recognized over the requisite service period of the grant once we have determined that achievement of the performance condition is probable. If in the future it becomes improbable that the performance condition will be met, previously recognized compensation cost will be reversed, and no compensation cost will be recognized. The service condition vesting period is three years. In 2013, there were a small number of PUs granted. In 2012 and 2011, we granted 0.7 million and 0.6 million PUs, respectively. The aggregate intrinsic value of PUs outstanding at December 31, 2013, and December 29, 2012, was $2.9 million and $18.9 million, respectively.
As part of our annual grant in the first quarter of 2013 we granted PSUs, rather than PUs that we had historically granted, for performance awards. PSUs are granted with a target value established at the date of grant and vest upon completion of a service requirement. The settlement amount of the PSUs is determined based on market and performance metrics, which include our total stockholder return performance relative to the S&P 500 and specified adjusted earnings per share. PSU compensation expense is based on a fair value assigned to the market metric using a Monte Carlo model, which will remain constant throughout the vesting period of three years, and a performance multiplier, which will vary due to changing estimates of adjusted earnings per share. We granted 0.2 million PSUs with a weighted-average fair value of $43.10.
Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Stock options have a term of 10 years and generally vest over three years. During 2013, we granted 0.2 million options with a weighted-average fair value of $8.39 each. During 2012, we granted 0.3 million options with a weighted-average fair value of $8.09 each. During 2011, we granted 0.7 million options with a weighted-average fair value of $9.60 each.
SOSARs were granted with an exercise price equal to the market value of a share of common stock on the date of grant. The SOSARs entitle the award recipient to receive shares of the Company's stock with a fair value equal to the excess of the trading price over the exercise price of such shares on the date of the exercise. SOSARs have a term of ten years and generally vest over three years. No SOSARs were granted in 2013, 2012 or 2011.
The mark-to-market share-based compensation expense before tax, related to our share-based awards granted to former CBC employees now employed by MillerCoors during the fiscal year 2011, was a benefit of $0.1 million and this amount is included in the table below. We did not record an adjustment in 2012 or 2013 as these awards were fully vested as of the end of the second quarter of 2011. No further adjustments will be recorded related to these awards.
The following table summarizes share-based compensation expense:

	For the years ended
	December 31, 2013	December 29, 2012	December 31, 2011
	(In millions)
Pretax compensation expense	$19.5	$14.0	$24.6
Tax benefit	(5.6)	(4.2)	(6.8)
After-tax compensation expense	$13.9	$9.8	$17.8
The increase in expense during 2013 was primarily driven by accelerated expense related to certain RSUs and PSUs granted in the first quarter of 2013. The decrease in expense from 2011 to 2012 was primarily driven by lower values of performance units at year end, fewer options granted during the year and increased forfeitures.
As of December 31, 2013, there was approximately $15.6 million of total unrecognized compensation cost from all share-based compensation arrangements granted under the plans, related to unvested shares. This compensation is expected to be recognized over a weighted-average period of approximately 1.0 year.

The following table represents non-vested RSUs, DSUs, PSUs and PUs as of December 31, 2013, and the activity during 2013:

	RSUs and DSUs		PUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per share amounts)
Non-vested as of December 29, 2012	0.7	$43.06	1.7	$10.90	—	$—
Granted	0.3	$42.94	—	$—	0.2	$43.10
Vested	(0.2)	$42.96	(0.6)	$11.61	—	$—
Forfeited	(0.1)	$41.81	(0.1)	$3.58	—	$—
Non-vested as of December 31, 2013	0.7	$42.08	1.0	$2.87	0.2	$43.10
The total intrinsic values of RSUs and DSUs vested during 2013, 2012 and 2011 were $10.2 million, $9.4 million and $24.4 million, respectively. The total share based liabilities paid for PU's vested during 2013, 2012, and 2011 were $6.9 million, $7.3 million and $4.9 million, respectively.
The following table represents the summary of options and SOSARs outstanding as of December 31, 2013, and the activity during 2013.

	Shares outstanding				Shares exercisable at year end
	Shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value	Shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 29, 2012	6.0	$40.55	4.05	$23.2	5.2	$40.07	3.38	$23.1
Granted	0.2	$45.22
Exercised	(2.7)	$37.11
Forfeited	—
Outstanding as of December 31, 2013	3.5	$43.41	4.57	$45.1	2.9	$43.26	3.86	$38.4
The total intrinsic values of options exercised during 2013, 2012 and 2011 were $36.0 million, $16.7 million and $3.9 million, respectively. During 2013, 2012 and 2011, cash received from stock options exercises was $88.8 million, $34.1 million and $11.6 million, respectively, and the total tax benefit to be realized for the tax deductions from these option exercises and other awards was $7.7 million, $4.9 million and $2.0 million, respectively.
The shares of common stock to be issued under the stock option plans are made available from authorized and unissued Company common stock. As of December 31, 2013, there were 7.9 million shares of the Company's common stock available for the issuance as option, SOSAR, RSU, DSU, PSU, and PU awards under the MCBC IC Plan.
The fair value of each option granted in 2013, 2012 and 2011 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended
	December 31, 2013	December 29, 2012	December 31, 2011
Risk-free interest rate	1.43%	1.50%	2.57%
Dividend yield	2.88%	2.99%	2.57%
Volatility range	22.4% - 25.9%	25.8% - 27.6%	25.3% - 29.4%
Weighted-average volatility	25.02%	25.86%	26.29%
Expected term (years)	7.7	4.0 - 7.7	4.0 - 7.7
Weighted-average fair value	$8.39	$8.09	$9.60

The risk-free interest rates utilized for periods throughout the contractual life of the options are based on a zero-coupon U.S. Treasury security yield at the time of grant. Expected volatility is based on a combination of historical and implied volatility of our stock. The expected term of options is estimated based upon observations of historical employee option exercise patterns and trends. The range on the expected term in 2011 and 2012 results from awards granted to separate groups of employees who exhibit different historical exercise behavior.
The fair value of the market metric for each PSU granted in the first quarter of 2013 was determined on the date of grant using a Monte Carlo model to simulate total stockholder return for MCBC and peer companies. This value was calculated at $43.10 using a term of 2.83 years as the time between grant date and the end of the performance period. Specific inputs into this valuation, derived using the specified term include a volatility of 21.13% for MCBC and between a range of 12% and 69% for our peers, a risk-free interest rate of 0.33% and a dividend yield of 2.88%.
15. Accumulated Other Comprehensive Income (Loss)

	MCBC shareholders
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and Postretirement Benefit adjustments	Equity Method Investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 25, 2010	$906.3	$(11.6)	$(497.4)	$(226.2)	$171.1
Foreign currency translation adjustments	(49.6)	—	—	—	(49.6)
Unrealized gain (loss) on derivative instruments	—	(2.0)	—	—	(2.0)
Reclassification of derivative losses to income(1)	—	14.9	—	—	14.9
Pension and other postretirement benefit adjustments	—	—	(255.8)	—	(255.8)
Amortization of net prior service costs and net actuarial losses to income(1)	—	—	13.8	—	13.8
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	(106.2)	(106.2)
Tax benefit (expense)	(18.1)	0.4	62.6	39.2	84.1
As of December 31, 2011	$838.6	$1.7	$(676.8)	$(293.2)	$(129.7)
Foreign currency translation adjustments	340.3	(1.6)	(2.4)	—	336.3
Unrealized gain (loss) on derivative instruments	—	(37.7)	—	—	(37.7)
Reclassification of derivative losses to income(1)	—	10.2	—	—	10.2
Pension and other postretirement benefit adjustments	—	—	(176.5)	—	(176.5)
Amortization of net prior service costs and net actuarial losses to income(1)	—	—	36.3	—	36.3
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	(79.5)	(79.5)
Reclassification from investment in MillerCoors(2)	—	—	—	(97.9)	(97.9)
Tax benefit (expense)	8.6	9.7	(24.7)	72.6	66.2
As of December 29, 2012	$1,187.5	$(17.7)	$(844.1)	$(398.0)	$(72.3)
Foreign currency translation adjustments	(177.7)	—	0.7	—	(177.0)
Unrealized gain (loss) on derivative instruments	—	58.6	—	—	58.6
Reclassification of derivative losses to income(1)	—	(5.5)	—	—	(5.5)
Pension and other postretirement benefit adjustments	—	—	278.0	—	278.0
Amortization of net prior service costs and net actuarial losses to income(1)	—	—	53.7	—	53.7
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	114.5	114.5
Reclassification from investment in MillerCoors(2)	—	—	—	34.3	34.3
Tax benefit (expense)	(30.7)	(20.8)	(44.6)	(33.3)	(129.4)
As of December 31, 2013	$979.1	$14.6	$(556.3)	$(282.5)	$154.9

(1)
The tax benefit (expense) recognized on reclassification of derivative gains and losses to income was $(2.3) million, $1.6 million and $4.5 million for the fiscal years 2013, 2012 and 2011, respectively. The tax benefit recognized on reclassification of net prior service costs and net actuarial gains and losses to income was $7.3 million, $5.4 million and $3.6 million for the fiscal years 2013, 2012 and 2011, respectively.

(2)
During the first quarter of 2013, we recorded a tax adjustment related to the reclassification of amounts from the investment in MillerCoors to AOCI that was recorded in the fourth quarter of 2012 to reflect our proportional share of MillerCoors AOCI at formation. We made this reclassification in 2012 as we believe the new presentation provides improved transparency of our share of MillerCoors AOCI. This tax adjustment, which should have been made in 2012 with the reclassification, was not material to either the current or prior period financial statements taken as a whole and therefore the adjustment was recorded in 2013 and prior periods do not reflect the adjustment.

We have significant levels of net assets denominated in currencies other than the USD due to our operations in foreign countries, and therefore recognize OCI gains and/or losses when those items are translated to USD. The foreign currency translation losses recognized during 2013 are largely due to the weakening of the CAD slightly offset by the strengthening of the GBP and certain currencies of our Central Europe operations versus the USD, compared to the strengthening of the CAD, GBP and currencies of our Central European operations in 2012, and the weakening of both the CAD and GBP in 2011. OCI gains/losses related to our pension and OPEB plans are due to changes in our plan obligations, driven by actuarial gains/losses related to fluctuations in discount rate and other actuarial assumptions. OCI associated with our equity method investments is primarily related to our 42% share of the MillerCoors OCI activity (unrealized gains and losses on derivative instruments and pension obligations) and changes to BRI and BDL pension obligations.
Reclassifications from AOCI to income:

	For the year ended
	December 31, 2013
	Reclassifications from AOCI	Location of gain (loss) recognized in income
	(In millions)
Gain/(loss) on cash flow hedges:
Forward starting interest rate swaps	$(1.6)	Interest expense, net
Foreign currency forwards	2.2	Other income (expense), net
Foreign currency forwards	5.2	Cost of goods sold
Commodity swaps	(0.3)	Cost of goods sold
Total income (loss) reclassified, before tax	5.5
Income tax benefit (expense)	(2.3)
Net income (loss) reclassified, net of tax	$3.2

Amortization of defined benefit pension and other postretirement benefit plan items:
Prior service benefit (cost)	$2.8	(1)
Net actuarial gain (loss)	(56.5)	(1)
Total income (loss) reclassified, before tax	(53.7)
Income tax benefit (expense)	7.3
Net income (loss) reclassified, net of tax	$(46.4)

Total income (loss) reclassified, net of tax	$(43.2)

(1)
These components of AOCI are included in the computation of net periodic pension and other postretirement benefit cost. See Note 16, "Employee Retirement Plans and Postretirement Benefits" for additional details.

16. Employee Retirement Plans and Postretirement Benefits
We maintain retirement plans for the majority of our employees. Depending on the benefit program, we provide either defined benefit pension or defined contribution plans to our employees in each of our segments. Each plan is managed locally and in accordance with respective local laws and regulations. We have defined benefit pension plans in the U.K., Canada and Japan. All retirement plans for MCBC employees in the U.S. are defined contribution pension plans. Additionally, we offer OPEB plans to the majority of our Canadian, U.S. and Central European employees; these plans are not funded. MillerCoors, BRI and BDL maintain defined benefit pension and postretirement benefit plans as well; however, those plans are excluded from this disclosure as they are equity method investments and not consolidated.

Defined Benefit and OPEB Plans
Net Periodic Pension and OPEB Cost

	For the years ended
	December 31, 2013			December 29, 2012			December 31, 2011
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Components of net periodic pension and OPEB cost:
Service cost—benefits earned during the year	$15.8	$3.4	$19.2	$16.8	$2.9	$19.7	$18.8	$2.4	$21.2
Interest cost on projected benefit obligation	157.0	7.2	164.2	165.7	8.0	173.7	180.5	7.7	188.2
Expected return on plan assets	(177.9)	—	(177.9)	(175.2)	—	(175.2)	(199.4)	—	(199.4)
Amortization of prior service cost (benefit)	0.8	(3.6)	(2.8)	0.8	(3.7)	(2.9)	0.8	(3.8)	(3.0)
Amortization of net actuarial loss (gain)	56.6	(0.1)	56.5	39.4	(0.2)	39.2	20.2	(3.4)	16.8
Curtailment loss	—	—	—	1.3	—	1.3	—	—	—
Special termination benefits	—	—	—	0.4	—	0.4	—	—	—
Less: expected participant contributions	(1.2)	—	(1.2)	(1.5)	—	(1.5)	(1.6)	—	(1.6)
Net periodic pension and OPEB cost	$51.1	$6.9	$58.0	$47.7	$7.0	$54.7	$19.3	$2.9	$22.2

Obligations and Changes in Funded Status
The changes in the benefit obligation, plan assets and the funded status of the pension and OPEB plans are as follows:

	For the year ended December 31, 2013			For the year ended December 29, 2012
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Change in benefit obligation:
Prior year benefit obligation	$3,955.5	$186.4	$4,141.9	$3,603.9	$168.4	$3,772.3
Postretirement benefit obligation assumed in Acquisition	—	—	—	—	2.7	2.7
Service cost, net of expected employee contributions	14.7	3.4	18.1	15.6	2.9	18.5
Interest cost	157.0	7.2	164.2	165.7	8.0	173.7
Actual employee contributions	1.1	—	1.1	1.3	—	1.3
Curtailment loss	—	—	—	1.3	—	1.3
Special termination benefits	—	—	—	0.4	—	0.4
Actuarial loss (gain)	(84.6)	(15.7)	(100.3)	243.7	8.3	252.0
Amendments	0.5	(0.1)	0.4	0.5	—	0.5
Benefits paid	(201.0)	(8.5)	(209.5)	(199.0)	(8.1)	(207.1)
Adjustment due to change in historical accounting	8.1	—	8.1	—	—	—
Foreign currency exchange rate change	(34.4)	(10.6)	(45.0)	122.1	4.2	126.3
Benefit obligation at end of year	$3,816.9	$162.1	$3,979.0	$3,955.5	$186.4	$4,141.9
Change in plan assets:
Prior year fair value of assets	$3,353.8	$—	$3,353.8	$3,138.9	$—	$3,138.9
Actual return on plan assets	359.7	—	359.7	254.4	—	254.4
Employer contributions	113.1	8.5	121.6	55.3	8.1	63.4
Actual employee contributions	1.1	—	1.1	1.3	—	1.3
Benefits and plan expenses paid	(204.5)	(8.5)	(213.0)	(201.1)	(8.1)	(209.2)
Foreign currency exchange rate change	(27.0)	—	(27.0)	105.0	—	105.0
Fair value of plan assets at end of year	$3,596.2	$—	$3,596.2	$3,353.8	$—	$3,353.8
Funded status:	$(220.7)	$(162.1)	$(382.8)	$(601.7)	$(186.4)	$(788.1)
Amounts recognized in the Consolidated Balance Sheets:
Other non-current assets	$91.8	$—	$91.8	$56.5	$—	$56.5
Accounts payable and other current liabilities	(3.1)	(8.9)	(12.0)	(2.6)	(9.0)	(11.6)
Pension and postretirement benefits	(309.4)	(153.2)	(462.6)	(655.6)	(177.4)	(833.0)
Net amounts recognized	$(220.7)	$(162.1)	$(382.8)	$(601.7)	$(186.4)	$(788.1)

The accumulated benefit obligation for our defined benefit pension plans was $3,805.9 million and $3,953.0 million at December 31, 2013, and December 29, 2012, respectively. The $405.3 million improvement in the net underfunded status of our aggregate pension and OPEB plans from December 29, 2012 to December 31, 2013 was primarily driven by the increase in the weighted average discount rates used, discussed below, as well as increased employer contributions and the performance of our plan assets exceeding the expected return for our funded plans by approximately $180 million.
Information for defined benefit pension and OPEB plans with aggregate accumulated benefit and projected benefit obligations in excess of plan assets is as follows:

	As of December 31, 2013			As of December 29, 2012
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Accumulated benefit obligation	$3,105.7	$162.1	$3,267.8	$3,580.9	$186.4	$3,767.3
Projected benefit obligation	$3,115.5	$162.1	$3,277.6	$3,582.3	$186.4	$3,768.7
Fair value of plan assets	$2,803.0	$—	$2,803.0	$2,924.1	$—	$2,924.1
Accumulated Other Comprehensive Income
Amounts recognized in AOCI not yet recognized as components of net periodic pension and OPEB cost, pretax were as follows:

	As of December 31, 2013			As of December 29, 2012
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net actuarial loss (gain)	$811.1	$(21.7)	$789.4	$1,130.9	$(6.1)	$1,124.8
Net prior service cost	3.1	(3.9)	(0.8)	3.4	(7.2)	(3.8)
Total not yet recognized	$814.2	$(25.6)	$788.6	$1,134.3	$(13.3)	$1,121.0
Changes in plan assets and benefit obligations recognized in OCI, pretax were as follows:

	Pension	OPEB	Consolidated
	(In millions)
Accumulated other comprehensive loss (income) as of December 31, 2011	$1,003.0	$(24.6)	$978.4
Amortization of prior service costs (benefit)	(0.8)	3.7	2.9
Amortization of net actuarial loss (gain)	(39.4)	0.2	(39.2)
Current year actuarial loss	168.2	8.3	176.5
Foreign currency exchange rate change	3.3	(0.9)	2.4
Accumulated other comprehensive loss (income) as of December 29, 2012	$1,134.3	$(13.3)	$1,121.0
Amortization of prior service costs (benefit)	(0.8)	3.6	2.8
Amortization of net actuarial loss (gain)	(56.6)	0.1	(56.5)
Current year actuarial loss (gain)	(262.3)	(15.7)	(278.0)
Plan amendment	—	(0.1)	(0.1)
Foreign currency exchange rate change	(0.4)	(0.2)	(0.6)
Accumulated other comprehensive loss (income) as of December 31, 2013	$814.2	$(25.6)	$788.6

Amortization of AOCI expected to be recognized in net periodic pension and OPEB cost during fiscal year 2014 pretax is as follows:

	Pension	OPEB	Consolidated
	(In millions)
Amortization of net prior service cost (gain)	$0.7	$(3.3)	$(2.6)
Amortization of actuarial net loss (gain)	$(9.5)	$(0.9)	$(10.4)
Assumptions
Periodic pension and OPEB cost is actuarially calculated annually for each individual plan based on data available at the beginning of each year. Assumptions used in the calculation include the settlement discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below. The weighted-average rates used in determining the periodic pension and OPEB cost for the fiscal years 2013, 2012 and 2011 were as follows:

	For the years ended
	December 31, 2013		December 29, 2012		December 31, 2011
	Pension	OPEB	Pension	OPEB	Pension	OPEB
Weighted-average assumptions:
Settlement discount rate	4.18%	4.12%	4.61%	4.66%	5.32%	5.33%
Rate of compensation increase(1)	2.50%	N/A	2.50%	N/A	3.00%	N/A
Expected return on plan assets(2)	5.83%	N/A	5.57%	N/A	6.17%	N/A
Health care cost trend rate	N/A	Ranging ratably from 7.9% in 2013 to 4.5% in 2028	N/A	Ranging ratably from 8.2% in 2012 to 4.5% in 2028	N/A	Ranging ratably from 8.5% in 2011 to 4.5% in 2028

(1)	U.K. plan was closed to future accrual during 2009.

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

Benefit obligations are actuarially calculated annually at the end of each year based on the assumptions detailed in the table below. Obligations under the OPEB plans are determined by the application of the terms of medical and life insurance plans, together with relevant actuarial assumptions and heath care cost trend rates. The weighted-average rates used in determining the projected benefit obligation for defined pension plans and the accumulated postretirement benefit obligation for OPEB plans, as of December 31, 2013, and December 29, 2012, were as follows:

	As of December 31, 2013		As of December 29, 2012
	Pension	OPEB	Pension	OPEB
Weighted-average assumptions:
Settlement discount rate	4.57%	4.79%	4.18%	4.12%
Rate of compensation increase(1)	2.50%	N/A	2.50%	N/A
Health care cost trend rate	N/A	Ranging ratably from 7.7% in 2014 to 4.5% in 2028	N/A	Ranging ratably from 7.9% in 2013 to 4.5% in 2028

(1)	U.K. plan was closed to future accrual during 2009.

The increase to the weighted-average discount rates used for our defined benefit pension plans and postretirement plans at December 31, 2013, from December 29, 2012, largely resulted from improving economic conditions in the countries in which our respective plans reside and central banks' anticipated reduced emphasis on continued monetary stimulus.
Assumed health care cost trend rates have a significant effect on the amounts reported for OPEB health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects on related OPEB plans:

	1% point increase (unfavorable)	1% point decrease favorable
	(In millions)
Effect on total of service and interest cost components	$(1.2)	$1.3
Effect on postretirement benefit obligations	$(17.4)	$15.9
Investment Strategy
The obligations of our defined benefit pension plans in Canada and the U.K. are supported by assets held in trusts for the payment of future benefits. The business segments are obligated to adequately fund these asset trusts. The underlying investments within our defined benefit pension plans include: cash and short term instruments, debt securities, equity securities, investment funds, and other investments including hedge fund of funds and real estate. Investment allocations reflect the customized strategies of the respective plans.
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

(3)	manage the risk level of the plan' assets in relation to the plans' liabilities
Each plan's respective allocation targets promote optimal expected return and volatility characteristics given a focus on a long-term time horizon for fulfilling the plans' obligations. All assets are managed by external investment managers with a mandate to either match or outperform their benchmark. The plans use different asset managers in the U.K. and Canada and each plan's respective asset allocation could be impacted by a change in asset managers. The U.K. plan has committed to investing with certain investment managers but is awaiting their capital calls. As such, the asset allocation is expected to change during 2014.
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

Target Allocations
The following compares target asset allocation percentages with actual asset allocations on a weighted-average asset basis at December 31, 2013:

	Target allocations	Actual allocations
Equities	31.8%	34.4%
Fixed income(1)	48.7%	45.8%
Hedge funds	9.9%	9.4%
Real estate	4.3%	6.3%
Other	5.3%	4.1%

(1)	Target allocation and actual allocation percentages for fixed income include associated repurchase agreements.
Significant Concentration Risks
We periodically evaluate our defined benefit pension plan assets for concentration risks. As of December 31, 2013, we did not have any individual underlying asset positions that composed greater than 10% of each plan's overall assets. However, we currently have significant plan assets invested in U.K., U.S. and Canadian government fixed income holdings. A provisional credit rating downgrade for any of these governments could negatively impact the asset values.
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
Major Categories of Plan Assets
As of December 31, 2013, our major categories of plan assets included the following:

•
Cash and short-term instruments—Includes cash, trades awaiting settlement, bank deposits, short-term bills and short-term notes. Our "trades awaiting settlement" category includes payables and receivables associated with asset purchases and sales that are awaiting final cash settlement as of year end due to the use of trade date accounting for our pension plans assets. These payables normally settle within a few business days of the purchase or sale of the respective asset. The respective assets are included in or removed from our year end plan assets and categorized in their respective asset categories in the fair value hierarchy below. We include these items in Level 1 of this hierarchy, as the values are derived from quoted prices in active markets. Short-term instruments are included in Level 2 of the fair value hierarchy as these are highly liquid instruments that are valued using observable inputs, but their asset values are not publicly quoted.

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

•
Investment funds—Includes our debt funds, equity funds, hedge fund of funds, and real estate fund holdings. The market values for these funds are based on the net asset values multiplied by the number of shares owned. For some of our hedge fund of funds, debt funds and equity funds, we have the ability to liquidate without material delays at their net asset value and have recorded these assets at Level 2 as the values were based upon significant observable inputs.

Other hedge fund of funds, debt funds and real estate funds, where we do not have this flexibility to liquidate the entire portfolio, are considered Level 3. This category does not directly hold physical real estate assets. For our real estate funds, these investment managers employ third-party appraisers to value each fund's underlying real estate holdings, which include apartments, office space, hotels and industrial holdings. Each property is valued at least once a year, but not all assets are valued by the independent appraiser during the same quarter. The highest and best use of each holding is used to determine the value of the holding. The independent appraisers use a combination of comparable sales methods and discounted cash flow techniques to value these holdings.

•
Other—Includes credit default swaps, repurchase agreements, recoverable taxes for taxes paid and awaiting reclaim due to the tax exempt nature of the pension plan, venture capital, corporate real estate debt and private equity. Repurchase agreements are agreements where our plan has created an asset exposure using borrowed assets, creating a repurchase agreement liability, to facilitate the trade. The assets associated with the repurchase agreement are included in the other category in the fair value hierarchy, and the repurchase agreement liability is classified as Level 1 in the hierarchy, as the liability is valued using quoted prices in active markets. When determining the presentation of our target and asset allocations for repurchase agreements, we are viewing the asset type, as opposed to the investment vehicle, and accordingly include the associated assets within fixed income, specifically interest and inflation linked assets. The significant increase in repurchases agreements from 2012 to 2013 is due to the relative favorable pricing of obtaining interest rate and inflation exposure in comparison to obtaining swaps. We include recoverable tax items in Level 1 of this hierarchy, as these are cash receivables and the values are derived from quoted prices in active markets. Our credit default swaps are included in Level 2 as the values were based upon significant observable inputs and our venture capital and private equity are included in Level 3 as the values are based upon the use of unobservable inputs.

Fair Value Hierarchy
The following presents our fair value hierarchy for our defined benefit pension plan assets:

		Fair value measurements as of December 31, 2013
	Total at December 31, 2013	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents
Cash	$127.5	$127.5	$—	$—
Trades awaiting settlement	25.9	25.9	—	—
Bank deposits, short-term bills and notes	33.8	—	33.8	—
Debt
Government securities	790.4	—	790.4	—
Corporate debt securities	438.7	—	438.1	0.6
Interest and inflation linked assets	1,100.6	—	1,073.4	27.2
Collateralized debt securities	5.0	—	—	5.0
Other debt securities	—	—	—	—
Equities
Common stock	712.3	711.4	0.9	—
Other equity securities	6.4	6.4	—	—
Investment funds
Debt funds	325.0	—	196.2	128.8
Equity funds	515.6	—	515.6	—
Real estate funds	43.6	—	—	43.6
Hedge funds of funds	339.5	—	112.8	226.7
Other
Repurchase agreements	(917.5)	(917.5)	—	—
Credit default swaps	(5.0)	—	(5.0)	—
Private equity	53.3	—	—	53.3
Recoverable taxes	0.8	0.8	—	—
Venture capital	0.3	—	—	0.3
Total	$3,596.2	$(45.5)	$3,156.2	$485.5

		Fair value measurements as of December 29, 2012
	Total at December 29, 2012	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents
Cash	$108.2	$108.2	$—	$—
Trades awaiting settlement	5.4	5.4	—	—
Bank deposits, short-term bills and notes	36.4	—	36.4	—
Debt
Government securities	837.2	—	837.2	—
Corporate debt securities	536.8	—	536.8	—
Interest and inflation linked assets	171.6	—	205.7	(34.1)
Collateralized debt securities	4.3	—	—	4.3
Other debt securities	—	—	—	—
Equities
Common stock	583.7	581.7	—	2.0
Other equity securities	1.2	1.2	—	—
Investment funds
Debt funds	273.7	—	157.5	116.2
Equity funds	499.7	7.8	491.9	—
Real estate funds	55.9	—	—	55.9
Hedge funds of funds	321.9	—	101.7	220.2
Other
Repurchase agreements	(98.1)	(98.1)	—	—
Credit default swaps	(13.5)	—	(13.5)	—
Private equity	28.4	—	—	28.4
Recoverable taxes	0.5	0.5	—	—
Venture capital	0.5	—	—	0.5
Total	$3,353.8	$606.7	$2,353.7	$393.4

Fair Value: Level Three Rollforward
The following presents our Level 3 Rollforward for our defined pension plan assets.

Amount
(In millions)
Balance at December 31, 2011	$334.9
Total gain or loss (realized/unrealized):
Realized gain (loss)	(1.0)
Unrealized gain (loss) included in AOCI	(23.0)
Purchases, issuances, settlements	68.5
Transfers in/(out) of Level 3	—
Foreign exchange translation (loss)/gain	14.0
Balance at December 29, 2012	$393.4
Total gain or loss (realized/unrealized):
Realized gain (loss)	5.9
Unrealized gain (loss) included in AOCI	63.1
Purchases, issuances, settlements	7.0
Transfers in/(out) of Level 3	1.9
Foreign exchange translation loss	14.2
Balance at December 31, 2013	$485.5
Expected Cash Flows
In 2014, we expect to make contributions to our defined benefit pension plans totaling approximately $20 million to $40 million and benefit payments for our OPEB plans of approximately $10 million. MillerCoors, BRI and BDL contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements. Plan funding strategies are influenced by employee benefits, tax laws and plan governance documents.
Expected future benefit payments for defined benefit pension and OPEB plans, based on foreign exchange rates at December 31, 2013, are as follows:

Expected benefit payments	Pension	OPEB
	(In millions)
2014	$207.1	$8.6
2015	$211.3	$8.4
2016	$215.4	$8.8
2017	$218.7	$9.2
2018	$221.7	$9.4
2019-2023	$1,226.4	$57.3
Defined Contribution Plans
We offer defined contribution pension plans for the majority of our Canadian, U.S. and U.K. employees. The investment strategy for defined contribution plans are determined by each individual participant. The employer contributions to the U.K. and Canadian plans range from 3% to 8.5% of employee compensation. U.S. employees are eligible to participate in the Molson Coors Savings and Investment Plan, a qualified defined contribution plan, which provides for employer contributions ranging from 5% to 9% of our hourly and salaried employees' compensation (certain employees are also eligible for additional employer contributions). Both employee and employer contributions were made in cash in accordance with participant investment elections.
We recognized costs associated with defined contribution plans of $20.5 million, $23.0 million and $27.6 million in 2013, 2012 and 2011, respectively.

We have a nonqualified defined contribution plan for certain U.S. employees. MCBC has voluntarily funded these liabilities through a Rabbi Trust. These are company assets which are invested in publicly traded mutual funds whose performance is expected to closely match changes in the plan liabilities. As of December 31, 2013, and December 29, 2012, the plan liabilities were equal to the plan assets noted in the table below and were included in other assets and other liabilities on our consolidated balance sheets, respectively.
Fair Value Hierarchy
The following presents our fair value hierarchy for our corporate invested plan assets used in the aforementioned "Rabbi Trust" arrangements.

		Fair value measurements as of December 31, 2013
	Total at December 31, 2013	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equities
Mutual funds	$3.9	$3.9	$—	$—
Total—Corporate	$3.9	$3.9	$—	$—

		Fair value measurements as of December 29, 2012
	Total at December 29, 2012	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equities
Mutual funds	$3.1	$3.1	$—	$—
Total—Corporate	$3.1	$3.1	$—	$—
17. Derivative Instruments and Hedging Activities
Overview and Risk Management Policies
We use derivatives as part of our normal business operations to manage our exposure to fluctuations in interest rates, foreign currency and commodity price risk and for other strategic purposes related to our core business. We have established policies and procedures that govern the risk management of these exposures. Our primary objective in managing these exposures is to decrease the volatility of cash flows affected by changes in the underlying rates and prices.
To achieve our objectives, we enter into a variety of financial derivatives, including foreign currency exchange, commodity, interest rate and cross currency swaps. We also enter into physical hedging agreements directly with our suppliers to manage our exposure to certain commodities.
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
Collateral
We do not receive and are not required to post collateral unless a change of control event occurs. This termination event would give either party the right to early terminate all outstanding swap transactions in the event that the other party consolidates, merges with, or transfers all or substantially all its assets to, another entity, and the creditworthiness of the surviving entity that has assumed such party's obligations is materially weaker than that of such party. As of December 31, 2013, we did not have any collateral posted with any of our counterparties.
Derivative Accounting Policies
Overview
The majority of our derivative contracts qualify and are designated in a hedge accounting relationship. Our cross currency swaps, historically designated as a cash flow hedge, were designated as a net investment hedge in 2011. Our other foreign currency and commodity derivative instruments that are designated in hedge accounting relationships are designated as cash flow hedges. In certain situations, we may execute derivatives that do not qualify for hedge accounting but are determined to be important for managing risk. Economic hedges are measured at fair value on our consolidated balance sheets with changes in fair value recorded in earnings. We have historically elected to apply the NPNS exemption to certain contracts, as applicable. These contracts are typically transacted with our suppliers and include risk management features that allow us to fix the price on specific volumes of purchases for specified delivery periods. We also consider whether any provisions in our contracts represent embedded derivative instruments as defined in authoritative accounting guidance. As of December 31, 2013, we have concluded that no embedded derivative instruments warrant separate fair value accounting.
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
Significant Derivative/Hedge Positions
Derivative Activity Related to the Acquisition
In May 2012, in connection with the Acquisition, we issued $1.9 billion of senior notes with portions maturing in 2017, 2022 and 2042. Prior to the issuance of the notes, we systematically removed a portion of our interest rate market risk by entering into Treasury Locks. This resulted in an increase in the certainty of our yield to maturity when issuing the notes. Subsequent to entering into the hedges, market interest rates decreased, resulting in more favorable interest rates for the issued notes. Consequently, in 2012 we recognized a cash loss of $39.2 million on settlement of the Treasury Locks recorded in interest expense for the year ended December 29, 2012.
Additionally, in June 2012, we issued a Euro-denominated Convertible Note to the Seller simultaneous with the closing of the Acquisition. The Seller had the ability to exercise a put right with respect to the Convertible Note as of March 14, 2013, (the “First Redemption Date”) and ending on December 19, 2013, for the greater of the principal amount of the Convertible Note or the aggregate cash value of 12,894,044 shares of our Class B common stock, as adjusted for certain corporate events. The Convertible Note's embedded conversion feature was determined to meet the definition of a derivative required to be bifurcated and separately accounted for at fair value with changes in fair value recorded in earnings. The Convertible Note was put to us in 2013 and settled at a premium of $14.4 million. The related conversion feature was settled in full and therefore is no longer outstanding as of December 31, 2013. Refer to Note 13, "Debt" for further discussion.
In the first quarter of 2013, we began executing a series of financial foreign exchange forward contracts to hedge our risk associated with payments of our Euro-denominated Convertible Note issued to the Seller simultaneous with the closing of the Acquisition in June 2012. The Convertible Note was put to us in the third quarter of 2013. The related conversion feature was settled in full and therefore is no longer outstanding as of December 31, 2013. As a result, all existing foreign exchange forward contracts related to the Convertible Note were settled in the third quarter of 2013. These contracts were not designated in hedge accounting relationships. As such, changes in fair value of these swaps were recorded in other income (expense) in our consolidated statement of operations.
On April 3, 2012, we entered into a term loan agreement that provided for a 4-year Euro-denominated term loan facility equal to 150 million (or €120 million at issuance), which was funded upon close of the Acquisition on June 15, 2012. In the third quarter of 2012, we designated the term loan as a net investment hedge of our Central European operations. In the third quarter of 2013, we repaid the outstanding balance on this term loan. See Note 13, "Debt" for further discussion of the term loan.
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
In March 2012, we cash settled the remaining approximate 25% of our original cross currency swaps that was not refinanced in October 2011 as discussed above. As a result of the 2012 settlement, we extinguished $110.6 million of the outstanding liability.
During 2013, we cash settled CAD 361 million notional, of our outstanding cross currency swaps designated as a net investment hedge of our Canadian operations for $113.9 million. Our outstanding cross currency swaps, which were to mature in March 2014, were in a net liability position of $71.7 million at December 31, 2013. In January 2014, we early settled the final remaining CAD 241 million notional of our outstanding currency swaps designated as a net investment hedge of our Canadian operations for $65.2 million.
Foreign Currency Forwards
As of year end, we have financial foreign exchange forward contracts in place to manage our exposure to foreign currency fluctuations. We hedge foreign currency exposure related to certain royalty agreements, exposure associated with the purchase of production inputs and imports that are denominated in currencies other than the functional entity's local currency, and other foreign exchanges exposures. These contracts have been designated as cash flow hedges of forecasted foreign currency transactions. We use foreign currency forward contracts to hedge these future forecasted transactions up to a 60 month horizon.

Commodity Swaps
As of year end, we had financial commodity swap contracts in place to hedge certain future expected purchases of natural gas. Essentially, these contracts allow us to swap our floating exposure to natural gas prices for a fixed rate. These contracts have been designated as cash flow hedges of forecasted natural gas purchases. The fair value of these swaps depends upon current market rates in relation to our fixed rate under the swap agreements at period end. MCBC uses these swaps to hedge forecasted purchases up to 48 months in advance in line with our risk management policy.
Additionally, as of year end, we had financial commodity swap contracts in place to hedge changes in the prices of aluminum, including surcharges relating to our aluminum exposures, corn and diesel. These contracts allow us to swap our floating exposure to changes in these commodity prices for a fixed rate. These contracts are not designated in hedge accounting relationships. As such, changes in fair value of these swaps are recorded in cost of goods sold in the consolidated statements of operations. We hedge forecasted purchases of aluminum up to 60 months, corn up to 60 months and diesel up to 24 months out in the future for use in our supply chain, in line with our risk management policy. For purposes of measuring segment operating performance, the unrealized changes in fair value of the swaps not designated in hedge accounting relationships are reported in Corporate outside of the segment specific operating results until such time that the exposure we are managing is realized. At that time we reclassify the gain or loss from Corporate to the operating segment, allowing our operating segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility.
Forward Starting Interest Rate Swaps
In order to manage our exposure to the volatility of the interest rates associated with the future interest payments on a forecasted debt issuance, we transacted forward starting interest rate swap contracts on our CAD 900 million and CAD 500 million private placements in Canada. These swaps had effective dates mirroring the terms of the forecasted debt issuances. Under these agreements we were required to early terminate these swaps at the approximate time we issued the previously forecasted debt. See Note 13, "Debt" for further discussion of our CAD 900 million and CAD 500 million fixed rate senior notes, and the impact of the forward starting interest rates swaps on the effective interest rate of each issuance. We had designated these contracts as cash flow hedges of a portion of the interest payments on a future forecasted debt issuance.
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
The table below summarizes our derivative assets and liabilities that were measured at fair value as of December 31, 2013, and December 29, 2012. See Note 1 "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion related to measuring fair value derivative instruments.

		Fair Value Measurements at December 31, 2013 Using
	Total at December 31, 2013	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Cross currency swaps	$(71.7)	$—	$(71.7)	$—
Foreign currency forwards	19.7	—	19.7	—
Commodity swaps	(4.9)	—	(4.9)	—
Total	$(56.9)	$—	$(56.9)	$—

		Fair Value Measurements at December 29, 2012 Using
	Total at December 29, 2012	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Cross currency swaps	$(220.4)	$—	$(220.4)	$—
Foreign currency forwards	(1.7)	—	(1.7)	—
Commodity swaps	(2.5)	—	(2.5)	—
Equity conversion feature of debt	(7.9)	—	—	(7.9)
Total	$(232.5)	$—	$(224.6)	$(7.9)
The table below summarizes derivative valuation activity using significant unobservable inputs (Level 3):

Rollforward of Level 3 Inputs
(In millions)
Balance at December 31, 2011	$—
Total gains or losses (realized/unrealized)
Included in earnings	7.3
Included in other comprehensive income	—
Purchases	—
Issuances(1)	(15.2)
Settlements	—
Transfers In/Out of Level 3	—
Balance at December 29, 2012	$(7.9)
Total gains or losses (realized/unrealized)
Included in earnings	(6.5)
Included in other comprehensive income	—
Purchases	—
Issuances	—
Settlements(1)	14.4
Transfers In/Out of Level 3	—
Balance at December 31, 2013	$—
Unrealized gains or losses for Level 3 assets/liabilities settled in 2013	$(6.5)

(1)
At issuance, we recorded a liability of $15.2 million related to the conversion feature of the Euro-denominated Convertible Note. During the third quarter of 2013, we settled the liability at $14.4 million.

We did not have any significant transfers between Level 1 and Level 2 during 2013 or 2012. As of December 29, 2012, the conversion feature related to the Convertible Note was classified as a Level 3 derivative due to valuations based upon significant unobservable inputs. The Convertible Note was put to us in the third quarter of 2013 and as a result, we settled the remaining balance associated with the conversion feature which was historically included within Level 3 derivatives. As of December 31, 2013, we have no outstanding derivatives classified as Level 3. New derivative contracts transacted during fiscal year 2013 are all included in Level 2.

Results of Period Derivative Activity
The following tables include the year-to-date results of our derivative activity in our consolidated balance sheets as of December 31, 2013, and December 29, 2012, and our consolidated statements of operations for the year ended December 31, 2013, December 29, 2012, and December 31, 2011, respectively.
Fair Value of Derivative Instruments in the Consolidated Balance Sheets (in millions, except for certain commodity swaps with notional amounts measured in Metric Tonnes, as noted)

	As of December 31, 2013
			Asset derivatives		Liability derivatives
	Notional amount		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	CAD	240.7	Other current assets	$—	Current derivative hedging instruments	$(71.7)
Foreign currency forwards	USD	476.1	Other current assets	11.5	Current derivative hedging instruments	—
			Other non-current assets	8.2	Non-current derivative hedging instruments	—
Commodity swaps	kWh	848.8	Other current assets	0.2	Current derivative hedging instruments	(0.2)
			Other non-current assets	0.1	Non-current derivative hedging instruments	(0.3)
Total derivatives designated as hedging instruments				$20.0		$(72.2)
Derivatives not designated as hedging instruments:
Commodity swaps	Metric tonnes (actual)	55,653	Other current assets	$—	Current derivative hedging instruments	$(2.0)
			Other non-current assets	—	Non-current derivative hedging instruments	(2.7)
Total derivatives not designated as hedging instruments				$—		$(4.7)

	As of December 29, 2012
			Asset derivatives		Liability derivatives
	Notional amount		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	CAD	601.3	Other current assets	$—	Current derivative hedging instruments	$—
			Other non-current assets	—	Non-current derivative hedging instruments	(220.4)
Foreign currency forwards	USD	507.3	Other current assets	2.0	Current derivative hedging instruments	(3.4)
			Other non-current assets	1.4	Non-current derivative hedging instruments	(1.7)
Commodity swaps	kWh	486.1	Other current assets	—	Current derivative hedging instruments	(1.0)
			Other non-current assets	0.2	Non-current derivative hedging instruments	(0.1)
Total derivatives designated as hedging instruments				$3.6		$(226.6)
Derivatives not designated as hedging instruments:
Equity conversion feature of debt	EUR	500.0			Current portion of long-term debt and short-term borrowings	$(7.9)
Commodity swaps	Metric tonnes (actual)	8,343	Other current assets	—	Current derivative hedging instruments	(1.6)
Total derivatives not designated as hedging instruments				$—		$(9.5)
Non-derivative financial instruments in net investment hedge relationships:
€120 million term loan due 2016	EUR	93.7			Long-term debt	$(123.9)
Total non-derivative financial instruments in net investment hedge relationships						$(123.9)
MCBC allocates the current and non-current portion of each contract to the corresponding derivative account above.
The Effect of Derivative Instruments on the Consolidated Statements of Operations (in millions)

For the year ended December 31, 2013
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(1.6)	Interest expense, net	$—
Foreign currency forwards	28.9	Other income (expense), net	2.2	Other income (expense), net	—
		Cost of goods sold	5.2	Cost of goods sold	—
Commodity swaps	0.1	Cost of goods sold	(0.3)	Cost of goods sold	—
Total	$29.0		$5.5		$—

For the year ended December 31, 2013
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$29.6	Other income (expense), net	$—	Other income (expense), net	$—
€120 million term loan due 2016	0.1	Other income (expense), net	—	Other income (expense), net	—
Total	$29.7		$—		$—
Note: Amounts recognized in AOCI related to cash flow and net investment hedges are presented gross of taxes
During the period, we recorded no significant ineffectiveness related to these cash flow and net investment hedges.

For the year ended December 29, 2012
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(1.6)	Interest expense, net	$—
Foreign currency forwards	(10.3)	Other income (expense), net	(2.3)	Other income (expense), net	—
		Cost of goods sold	(4.9)	Cost of goods sold	—
Commodity swaps	0.1	Cost of goods sold	(1.4)	Cost of goods sold	—
Total	$(10.2)		$(10.2)		$—

For the year ended December 29, 2012
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$(27.5)	Other income (expense), net	$—	Other income (expense), net	$—
€120 million term loan due 2016	(8.1)	Other income (expense), net	—	Other income (expense), net	—
Total	$(35.6)		$—		$—
Note: Amounts recognized in AOCI related to cash flow and net investment hedges are presented gross of taxes
During the period, we recorded no significant ineffectiveness related to these cash flow and net investment hedges.

For the year ended December 31, 2011
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps(1)	$0.2	Other income (expense), net	$3.0	Other income (expense), net	$—
Forward starting interest rate swaps	—	Interest expense, net	(1.6)	Interest expense, net	—
Foreign currency forwards	0.4	Other income (expense), net	(6.7)	Other income (expense), net	—
		Cost of goods sold	(9.6)	Cost of goods sold	—
Commodity swaps	0.1	Cost of goods sold	—	Cost of goods sold	—
Total	$0.7		$(14.9)		$—

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
We expect gains of approximately $11.3 million (pretax) recorded in AOCI at December 31, 2013, will be reclassified into earnings within the next 12 months. The maximum length of time over which forecasted transactions are hedged is 3.6 years, and such transactions relate to foreign exchange, interest rate and commodity exposures.
Other Derivatives (in millions)

For the year ended December 31, 2013
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Equity conversion feature of debt	Interest expense, net	$(5.4)
	Other income (expense), net	(1.1)
Commodity swaps	Cost of goods sold	(5.1)
Foreign currency forwards	Other income (expense), net	3.9
Total		$(7.7)

For the year ended December 29, 2012
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Equity conversion feature of debt	Interest expense, net	$8.0
	Other income (expense), net	(0.7)
Commodity swaps	Cost of goods sold	(0.5)
Treasury locks	Interest expense, net	(39.2)
Total		$(32.4)

For the year ended December 31, 2011
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(4.7)
Cash settled total return swap	Other income (expense), net	(0.6)
Option contracts	Other income (expense), net	1.5
Foreign currency forwards	Other income (expense), net	(0.1)
Total		$(3.9)
18. Accounts payable and other current liabilities

	As of
	December 31, 2013	December 29, 2012
	(In millions)
Accounts payable and accrued trade payables(1)	$599.7	$490.3
Accrued compensation	91.5	93.7
Accrued excise and other non-income related taxes	216.6	212.3
Accrued interest	29.3	36.8
Accrued selling and marketing costs	134.2	105.0
Container liability	93.4	104.1
Accrued pension and postretirement benefits	12.0	11.6
Other	159.7	133.1
Accounts payable and other current liabilities	$1,336.4	$1,186.9

(1)
Beginning in 2013, we have reclassified accrued trade payables from the "other" classification to provide additional detail to our accrued trade spend. Balances as of December 29, 2012 reflect our revised presentation.

19. Commitments and Contingencies
Letters of Credit
As of December 31, 2013, we had approximately $54.2 million outstanding in letters of credit with financial institutions. These letters expire throughout 2014. Approximately $29.6 million of the letters contain a feature that automatically renews the letter for an additional year if no cancellation notice is submitted. These letters of credit are being maintained as security for deferred compensation payments, reimbursements to insurance companies, reimbursements to the trustee for pension payments, deductibles or retention payments made on our behalf, various payments due to governmental agencies, operations of underground storage tanks and other general business purposes, and are not included on our consolidated balance sheets.
Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity investments and consolidated subsidiaries.
Rocky Mountain Metal Container ("RMMC"), a Colorado limited liability company, is a joint venture with Ball Corporation in which MillerCoors holds and consolidates a 50% interest. RMMC produces cans and ends for MillerCoors.

Prior to the formation of MillerCoors on July 1, 2008, we held the 50% interest in RMMC and consolidated the results and financial position of RMMC. As of December 29, 2012, we guaranteed $4.5 million of RMMC debt which matured and was repaid by MillerCoors in December 2013. As of December 31, 2013, we no longer guarantee any RMMC debt.
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
Related to guarantees, other liabilities in the accompanying consolidated balance sheets include $5.8 million as of December 31, 2013, and $6.2 million as of December 29, 2012, both of which are non-current.
Supply and Distribution Contracts
We have various long-term supply contracts with unaffiliated third parties and our joint venture partners to purchase materials used in production and packaging. The supply contracts provide that we purchase certain minimum levels of materials throughout the terms of the contracts. Additionally, Tradeteam has distribution agreements with us to provide for transportation and logistics services in the U.K. See Note 5, "Investments" for further discussion. The future aggregate minimum required commitments under these supply and distribution contracts are shown in the table below based on foreign exchange rates as of December 31, 2013. The amounts in the table do not represent all anticipated payments under long-term contracts. Rather, they represent unconditional and legally enforceable committed expenditures:

Fiscal year	Amount
(In millions)
2014	$552.0
2015	347.3
2016	328.5
2017	130.7
2018	133.4
Thereafter	716.5
Total	$2,208.4
Total purchases under our supply and distribution contracts in 2013, 2012 and 2011 were $1,042.7 million, $920.1 million and $690.2 million, respectively.
Advertising and Promotions
We have various long-term non-cancelable commitments for advertising, sponsorships and promotions, including marketing at sports arenas, stadiums and other venues and events. Based on foreign exchange rates as of December 31, 2013, these future commitments are as follows:

Fiscal year	Amount
(In millions)
2014	$84.2
2015	47.7
2016	42.2
2017	43.3
2018	33.1
Thereafter	19.7
Total	$270.2
Total advertising expense was $458.5 million, $423.5 million and $398.8 million in 2013, 2012 and 2011, respectively.

Operating Leases
We lease certain office facilities and operating equipment under cancelable and non-cancelable agreements accounted for as operating leases. Based on foreign exchange rates as of December 31, 2013, future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Fiscal year	Amount
(In millions)
2014	$33.3
2015	24.9
2016	18.6
2017	9.3
2018	4.6
Thereafter	16.9
Total	$107.6
Total rent expense was $34.3 million, $37.0 million and $35.3 million in 2013, 2012 and 2011, respectively.
Discontinued Operations
Kaiser
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
During 2010, we reached a settlement agreement with FEMSA for the entirety of our indemnity obligations corresponding to the principal, penalties, interest and attorney's fees owed by Kaiser for the first category of purchased credits. This favorable settlement involved a cash payment of $96.0 million, and eliminated $284.5 million of maximum potential tax claims, of which $131.2 million of indemnity liabilities were accrued on our consolidated balance sheets at December 26, 2009. The payment was made in the second quarter of 2010. The maximum potential claims amount remaining for the second category of purchased tax credits (which we believe present less risk than the first category), was $148.2 million as of December 31, 2013. As of December 31, 2013, our total estimate of the indemnity liability was $17.0 million, $6.8 million of which was classified as a current liability and $10.2 million of which was classified as non-current.
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
Additionally, we also provided FEMSA with indemnity related to all other tax, civil, and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded and disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. As a result of these contract provisions, our estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs arising from the federal or any of the various state governments in Brazil. The recorded value of the tax, civil, and labor indemnity liability was $7.1 million as of December 31, 2013, which is classified as non-current.
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
The table below provides a summary of reserves associated with the Kaiser indemnity obligations from December 25, 2010, through December 31, 2013:

Total indemnity reserves
(In millions)
Balance at December 25, 2010	$33.7
Changes in estimates	—
Foreign exchange impacts	(3.1)
Balance at December 31, 2011	$30.6
Changes in estimates	—
Foreign exchange impacts	(2.7)
Balance at December 29, 2012	$27.9
Changes in estimates	—
Foreign exchange impacts	(3.8)
Balance at December 31, 2013	$24.1
Distribution Litigation
During the fiscal years 2012 and 2011, we recognized losses of $2.0 million and $0.4 million, respectively, related to distributorship litigation which was settled in the third quarter of 2012 for $6.8 million.
The gains (losses) recorded for the Kaiser indemnities and the distribution litigation are presented within discontinued operations. The table below summarizes the income (loss) from discontinued operations, net of tax, presented on our consolidated statements of operations:

	For the years ended
	December 31, 2013	December 29, 2012	December 31, 2011
	(In millions)
Loss related to adjustment in legal reserves for distribution litigation due to changes in estimates, fees and foreign exchange gains and losses	$—	$(2.0)	$(0.4)
Adjustments to Kaiser indemnity liabilities due to changes in estimates and foreign exchange gains and losses	2.0	3.5	2.7
Income (loss) from discontinued operations, net of tax	$2.0	$1.5	$2.3
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have accrued an aggregate of $14.0 million as of December 31, 2013, and $14.5 million as of December 29, 2012. We believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our consolidated financial statements.
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

Litigation and Other Disputes
In December 2012, Miller Brewing Company (“Miller”) orally informed us of its intent to terminate the license agreement between Miller and us whereby we have exclusive rights to distribute certain Miller products in Canada (the “License Agreement”). Miller alleges that we failed to meet certain volume sales targets under the License Agreement. We do not believe Miller has any right under the License Agreement or otherwise to terminate the License Agreement. We filed a lawsuit in Ontario, Canada (Molson Canada 2005 v. Miller Brewing Company, Sup. Ct. of Justice-Ontario, CV-12-470589) seeking an injunction preventing Miller from terminating the License Agreement and ordering Miller to abide by its contractual terms. On January 18, 2013, Miller sent written notice to us purporting to terminate the License Agreement. On June 20, 2013, we were granted an injunction preventing Miller's termination of the License Agreement, pending a trial on the merits, originally scheduled for December 2013. During December 2013, upon completion of discovery and exchange of affidavits, both parties requested an extension of the trial and entered into private settlement discussions.
As a result of significant developments in the fourth quarter of 2013 including the completion of the discovery process, exchange of affidavits, and the current status of the on-going private settlement discussions with Miller, we updated our analyses of potential outcomes of the litigation, including potential settlement outside of court, in regard to assessing the associated definite-lived intangible asset for impairment. While it is not feasible to predict or determine the outcome of these negotiations or any subsequent legal proceedings, we have utilized estimates for purposes of concluding on the asset’s fair value and remaining life as of December 31, 2013. Our analysis used a weighted average approach applied to the probability of various outcomes. The analysis resulted in a valuation of $38.6 million (CAD 41.0 million) for the definite-lived intangible asset related to the License Agreement as of December 31, 2013, resulting in a non-cash impairment charge of $17.9 million recorded as a special item within our consolidated statement of operations for the year ended December 31, 2013. Furthermore, the analysis performed in the fourth quarter of 2013 indicated a probability-based remaining useful life of three years representing an acceleration compared to the asset’s remaining contractual life of six years. The concluded upon fair value and useful life for this asset are based on management’s best estimate based on assumptions made by management using the most recent and best information available. The ultimate outcome of ongoing settlement negotiations or, failing settlement, subsequent litigation could result in a materially different outcome than currently estimated by management, including the potential of further impairment, or possible recovery of impaired amounts.
Should settlement negotiations fail to result in an agreeable outcome for both parties, the litigation will proceed to trial where we would intend to vigorously assert and defend our rights in this lawsuit. At this time we are unable to predict the outcome of this matter or the impact, if any, of an adverse outcome on our business and results of operations, including any possible future asset impairment. We recognized net sales related to the License Agreement of $92.3 million, $98.0 million and $110.6 million for the fiscal years of 2013, 2012 and 2011, respectively. As of December 31, 2013, we had a definite-lived intangible asset related to the License Agreement with a carrying value of approximately $38.6 million (CAD 41.0 million) and a remaining life of three years reflective of the impairment charge and accelerated life discussed above.
Environmental
When we determine it is probable that a liability for environmental matters or other legal actions exists and the amount of the loss is reasonably estimable, an estimate of the future costs is recorded as a liability in the financial statements. Costs that extend the life, increase the capacity or improve the safety or efficiency of our assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. Total environmental expenditures are recognized as other expense for 2012 and 2011 of $0.4 million and $0.2 million, respectively. There were no environmental expenditures for 2013.
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
The assumptions used are as follows:

•	trust management costs are included in projections with regard to the $120 million threshold, but are expensed only as incurred;

•	income taxes, which we believe are not an included cost, are excluded from projections with regard to the $120 million threshold;

•	a 2.5% inflation rate for future costs; and

•	certain operations and maintenance costs were discounted using a 3.50% risk-free rate of return.
Based on these assumptions, the present value and gross amount of the costs at December 31, 2013, are approximately $2.7 million and $7.3 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.
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
Europe and MCI
We are subject to the requirements of governmental and local environmental and occupational health and safety laws and regulations within each of the countries in which we operate. Compliance with these laws and regulations did not materially affect our 2013 capital expenditures, results of operations or our financial or competitive position, and we do not anticipate that they will do so in 2014.

20. Supplemental Guarantor Information
        For purposes of this Note 20, including the tables, "Parent Guarantor and 2012 Issuer" shall mean MCBC and "Subsidiary Guarantors" shall mean certain U.S., European and Canadian subsidiaries reflecting the substantial operations of each of our U.S. and Canadian segments, as well as our U.K. operations of our European segment.
SEC Registered Securities
On May 3, 2012, MCBC issued $1.9 billion of senior notes, in a registered public offering, consisting of $300 million 2.0% senior notes due 2017, $500 million 3.5% senior notes due 2022, and $1.1 billion 5.0% senior notes due 2042. These senior notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. Each of the Subsidiary Guarantors is 100% owned by the Parent Guarantor. The guarantees are full and unconditional and joint and several. See Note 13, "Debt" for further discussion.
On June 15, 2007, MCBC issued $575 million of 2.5% Convertible Senior Notes due July 30, 2013, in a registered public offering. These notes matured and were repaid in cash in the third quarter 2013. See Note 13, "Debt" for further discussion.
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
None of our other outstanding debt is publicly registered and it is all guaranteed on a senior and unsecured basis by the Parent Guarantor and certain Subsidiary Guarantors. These guarantees are full and unconditional and joint and several. See Note 13, "Debt" for details of all debt issued and outstanding as of December 31, 2013.
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
The following information sets forth the condensed consolidating statements of operations for the fiscal years ended December 31, 2013, December 29, 2012, and December 31, 2011, condensed consolidating balance sheets as of December 31, 2013, and December 29, 2012, and condensed consolidating statements of cash flows for the fiscal years ended December 31, 2013, December 29, 2012, and December 31, 2011. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
(IN MILLIONS)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$27.5	$4,784.7	$1,388.8	$(201.4)	$5,999.6
Excise taxes	—	(1,491.5)	(302.0)	—	(1,793.5)
Net sales	27.5	3,293.2	1,086.8	(201.4)	4,206.1
Cost of goods sold	—	(1,968.8)	(718.0)	141.2	(2,545.6)
Gross profit	27.5	1,324.4	368.8	(60.2)	1,660.5
Marketing, general and administrative expenses	(117.4)	(779.1)	(357.5)	60.2	(1,193.8)
Special items, net	(2.8)	(53.5)	(143.7)	—	(200.0)
Equity income (loss) in subsidiaries	668.5	(375.1)	251.4	(544.8)	—
Equity income in MillerCoors	—	539.0	—	—	539.0
Operating income (loss)	575.8	655.7	119.0	(544.8)	805.7
Interest income (expense), net	(99.5)	317.5	(388.1)	—	(170.1)
Other income (expense), net	(4.4)	27.0	(3.7)	—	18.9
Income (loss) from continuing operations before income taxes	471.9	1,000.2	(272.8)	(544.8)	654.5
Income tax benefit (expense)	95.4	(231.3)	51.9	—	(84.0)
Net income (loss) from continuing operations	567.3	768.9	(220.9)	(544.8)	570.5
Income (loss) from discontinued operations, net of tax	—	—	2.0	—	2.0
Net income (loss) including noncontrolling interests	567.3	768.9	(218.9)	(544.8)	572.5
Add back (less): Loss (net income) attributable to noncontrolling interests	—	—	(5.2)	—	(5.2)
Net income (loss) attributable to MCBC	$567.3	$768.9	$(224.1)	$(544.8)	$567.3
Comprehensive income (loss) attributable to MCBC	$760.2	$1,021.8	$146.8	$(1,168.6)	$760.2

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2013
(IN MILLIONS)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$90.6	$248.7	$103.0	$—	$442.3
Accounts receivable, net	0.7	466.3	136.6	—	603.6
Other receivables, net	48.0	56.5	19.9	—	124.4
Total inventories, net	—	166.8	38.5	—	205.3
Other assets, net	8.4	60.1	43.2	—	111.7
Deferred tax assets	—	—	53.3	(2.9)	50.4
Intercompany accounts receivable	—	3,186.8	196.5	(3,383.3)	—
Total current assets	147.7	4,185.2	591.0	(3,386.2)	1,537.7
Properties, net	31.0	1,282.8	656.3	—	1,970.1
Goodwill	—	1,161.8	1,256.9	—	2,418.7
Other intangibles, net	—	4,292.3	2,532.8	—	6,825.1
Investment in MillerCoors	—	2,506.5	—	—	2,506.5
Net investment in and advances to subsidiaries	12,860.9	3,303.7	6,654.9	(22,819.5)	—
Deferred tax assets	28.8	3.1	1.0	5.4	38.3
Other assets, net	35.5	175.0	73.2	—	283.7
Total assets	$13,103.9	$16,910.4	$11,766.1	$(26,200.3)	$15,580.1
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$52.2	$925.4	$358.8	$—	$1,336.4
Derivative hedging instruments	—	73.2	0.7	—	73.9
Deferred tax liability	8.8	132.2	—	(2.9)	138.1
Current portion of long-term debt and short-term borrowings	379.7	61.8	145.4	—	586.9
Discontinued operations	—	—	6.8	—	6.8
Intercompany accounts payable	2,120.7	228.3	1,034.3	(3,383.3)	—
Total current liabilities	2,561.4	1,420.9	1,546.0	(3,386.2)	2,142.1
Long-term debt	1,896.2	1,316.6	0.2	—	3,213.0
Pension and postretirement benefits	2.6	453.3	6.7	—	462.6
Derivative hedging instruments	—	1.6	1.4	—	3.0
Deferred tax liability	—	—	906.0	5.4	911.4
Other liabilities, net	8.0	20.8	138.1	—	166.9
Discontinued operations	—	—	17.3	—	17.3
Intercompany notes payable	—	1,693.9	6,138.9	(7,832.8)	—
Total liabilities	4,468.2	4,907.1	8,754.6	(11,213.6)	6,916.3
MCBC stockholders' equity	8,638.9	18,332.5	4,487.0	(22,819.5)	8,638.9
Intercompany notes receivable	(3.2)	(6,329.2)	(1,500.4)	7,832.8	—
Total stockholders' equity	8,635.7	12,003.3	2,986.6	(14,986.7)	8,638.9
Noncontrolling interests	—	—	24.9	—	24.9
Total equity	8,635.7	12,003.3	3,011.5	(14,986.7)	8,663.8
Total liabilities and equity	$13,103.9	$16,910.4	$11,766.1	$(26,200.3)	$15,580.1

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2013
(IN MILLIONS)

	Parent Guarantor and 2013 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$660.9	$579.2	$297.3	$(369.2)	$1,168.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(11.7)	(154.0)	(128.2)	—	(293.9)
Proceeds from sales of properties and other assets	—	45.7	7.9	—	53.6
Investment in MillerCoors	—	(1,186.5)	—	—	(1,186.5)
Return of capital from MillerCoors	—	1,146.0	—	—	1,146.0
Loan repayments	—	10.6	—	—	10.6
Loan advances	—	(6.8)	—	—	(6.8)
Net intercompany investing activity	(446.4)	(59.3)	(70.5)	576.2	—
Net cash provided by (used in) investing activities	(458.1)	(204.3)	(190.8)	576.2	(277.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	88.8	—	—	—	88.8
Excess tax benefits from share-based compensation	7.7	—	—	—	7.7
Dividends paid	(206.5)	(142.8)	(254.5)	369.2	(234.6)
Dividends paid to noncontrolling interest holders	—	—	(4.1)	—	(4.1)
Payments for purchase of noncontrolling interest	—	—	(0.7)	—	(0.7)
Debt issuance costs	(0.2)	—	(0.2)	—	(0.4)
Payments on long-term debt and capital lease obligations	(578.0)	(615.1)	(123.9)	—	(1,317.0)
Proceeds from short-term borrowings	—	—	15.0	—	15.0
Payments on short-term borrowings	—	—	(15.2)	—	(15.2)
Net proceeds from (payments on) revolving credit facilities and commercial paper	379.6	—	127.8	—	507.4
Payments on settlement of derivative instruments	—	(119.4)	—	—	(119.4)
Proceeds from settlement of derivative instruments	6.6	—	—	—	6.6
Change in overdraft balances and other	—	—	6.7	—	6.7
Net intercompany financing activity	—	516.9	59.3	(576.2)	—
Net cash provided by (used in) financing activities	(302.0)	(360.4)	(189.8)	(207.0)	(1,059.2)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(99.2)	14.5	(83.3)	—	(168.0)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(15.1)	1.4	—	(13.7)
Balance at beginning of year	189.8	249.3	184.9	—	624.0
Balance at end of period	$90.6	$248.7	$103.0	$—	$442.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 29, 2012
(IN MILLIONS)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$757.6	$1,241.6	$(380.1)	$(635.4)	$983.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(6.7)	(162.8)	(52.8)	—	(222.3)
Proceeds from sales of properties and other assets	—	7.9	7.8	—	15.7
Acquisition of businesses, net of cash acquired	—	—	(2,258.3)	—	(2,258.3)
Investment in MillerCoors	—	(1,008.8)	—	—	(1,008.8)
Return of capital from MillerCoors	—	942.4	—	—	942.4
Payment on discontinued operations	—	—	(6.8)	—	(6.8)
Loan repayments	—	22.9	—	—	22.9
Loan advances	—	(9.3)	—	—	(9.3)
Proceeds from settlements of derivative instruments	—	(110.6)	—	—	(110.6)
Net intercompany investing activity	(2,853.9)	(2,621.5)	—	5,475.4	—
Net cash provided by (used in) investing activities	(2,860.6)	(2,939.8)	(2,310.1)	5,475.4	(2,635.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	34.1	—	—	—	34.1
Excess tax benefits from share-based compensation	4.9	—	—	—	4.9
Payments for purchase of noncontrolling interest	—	—	(27.9)	—	(27.9)
Dividends paid	(203.5)	(628.6)	(35.5)	635.4	(232.2)
Dividends paid to noncontrolling interest holders	—	—	(5.0)	—	(5.0)
Debt issuance costs	(39.2)	—	(1.1)	—	(40.3)
Proceeds from issuance of long-term debt	2,045.4	—	150.0	—	2,195.4
Payments on long-term debt and capital lease obligations	(150.0)	(44.8)	(31.9)	—	(226.7)
Payments on debt assumed in Acquisition	—	—	(424.3)	—	(424.3)
Proceeds from short-term borrowings	—	—	16.0	—	16.0
Payments on short-term borrowings	—	—	(17.2)	—	(17.2)
Net proceeds from (payments on) revolving credit facilities and commercial paper	—	—	7.8	—	7.8
Payments on settlement of derivative instruments	—	(8.2)	—	—	(8.2)
Change in overdraft balances and other	—	—	(105.0)	—	(105.0)
Net intercompany financing activity	—	2,193.1	3,282.3	(5,475.4)	—
Net cash provided by (used in) financing activities	1,691.7	1,511.5	2,808.2	(4,840.0)	1,171.4
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(411.3)	(186.7)	118.0	—	(480.0)
Effect of foreign exchange rate changes on cash and cash equivalents	—	13.5	11.6	—	25.1
Balance at beginning of year	601.1	422.5	55.3	—	1,078.9
Balance at end of period	$189.8	$249.3	$184.9	$—	$624.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2011
(IN MILLIONS)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$253.1	$156.6	$1,761.8	$(1,303.4)	$868.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(3.7)	(207.2)	(24.5)	—	(235.4)
Proceeds from sales of properties and other assets	—	4.6	—	—	4.6
Acquisition of businesses, net of cash acquired	—	(30.7)	(10.6)	—	(41.3)
Change in restricted cash balances	—	—	6.7	—	6.7
Investment in MillerCoors	—	(800.1)	—	—	(800.1)
Return of capital from MillerCoors	—	782.7	—	—	782.7
Investment in and advances to an unconsolidated affiliate	—	(93.9)	10.7	—	(83.2)
Loan repayments	—	22.4	—	—	22.4
Loan advances	—	(9.9)	—	—	(9.9)
Proceeds from settlements of derivative instruments	15.4	—	—	—	15.4
Net intercompany investing activity	15.4	(800.7)	(2,004.5)	2,789.8	—
Net cash provided by (used in) investing activities	27.1	(1,132.8)	(2,022.2)	2,789.8	(338.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	11.6	—	—	—	11.6
Excess tax benefits from share-based compensation	2.0	—	—	—	2.0
Payments for purchase of treasury stock	(321.1)	—	—	—	(321.1)
Dividends paid	(201.4)	(1,192.9)	(137.2)	1,303.4	(228.1)
Dividends paid to noncontrolling interest holders	—	—	(2.3)	—	(2.3)
Debt issuance costs	(2.2)	—	—	—	(2.2)
Payments on long term-debt and capital lease obligations	—	(0.3)	—	—	(0.3)
Proceeds from short-term borrowings	—	11.9	(5.1)	—	6.8
Payments on short-term borrowings	—	(3.0)	(15.3)	—	(18.3)
Net proceeds from (payments on) revolving credit facilities and commercial paper	—	2.1	—	—	2.1
Payments on settlement of derivative instruments	—	(104.5)	—	—	(104.5)
Change in overdraft balances and other	—	(10.8)	—	—	(10.8)
Net intercompany financing activity	—	2,364.0	425.8	(2,789.8)	—
Net cash provided by (used in) financing activities	(511.1)	1,066.5	265.9	(1,486.4)	(665.1)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(230.9)	90.3	5.5	—	(135.1)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(17.3)	13.7	—	(3.6)
Balance at beginning of year	832.0	349.5	36.1	—	1,217.6
Balance at end of period	$601.1	$422.5	$55.3	$—	$1,078.9

21. Quarterly Financial Information (Unaudited)
The following summarizes selected quarterly financial information for fiscal years 2013 and 2012.

2013	First	Second	Third	Fourth	Full Year
	(In millions, except per share data)
Sales	$1,184.8	$1,659.7	$1,665.4	$1,489.7	$5,999.6
Excise taxes	(356.3)	(481.7)	(494.2)	(461.3)	(1,793.5)
Net sales	828.5	1,178.0	1,171.2	1,028.4	4,206.1
Cost of goods sold	(547.1)	(684.1)	(670.0)	(644.4)	(2,545.6)
Gross profit	$281.4	$493.9	$501.2	$384.0	$1,660.5
Amounts attributable to Molson Coors Brewing Company:
Net income (loss) from continuing operations	$36.5	$276.7	$120.9	$131.2	$565.3
Income (loss) from discontinued operations, net of tax	(0.9)	1.7	0.9	0.3	2.0
Net income (loss) attributable to Molson Coors Brewing Company	$35.6	$278.4	$121.8	$131.5	$567.3
Basic net income (loss) attributable to Molson Coors Brewing Company per share(1):
From continuing operations	$0.20	$1.51	$0.65	$0.72	$3.09
From discontinued operations	—	0.01	0.01	—	0.01
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$0.20	$1.52	$0.66	$0.72	$3.10
Diluted net income (loss) attributable to Molson Coors Brewing Company per share(1):
From continuing operations	$0.20	$1.50	$0.65	$0.71	$3.07
From discontinued operations	—	0.01	0.01	—	0.01
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$0.20	$1.51	$0.66	$0.71	$3.08

2012	First	Second	Third	Fourth	Full Year
	(In millions, except per share data)
Sales	$1,008.1	$1,440.9	$1,685.8	$1,480.2	$5,615.0
Excise taxes	(316.7)	(441.5)	(490.3)	(450.0)	(1,698.5)
Net sales	691.4	999.4	1,195.5	1,030.2	3,916.5
Cost of goods sold	(438.8)	(580.1)	(687.0)	(646.6)	(2,352.5)
Gross profit	$252.6	$419.3	$508.5	$383.6	$1,564.0
Amounts attributable to Molson Coors Brewing Company:
Net income (loss) from continuing operations	$79.4	$104.3	$197.7	$60.1	$441.5
Income (loss) from discontinued operations, net of tax	0.1	0.8	0.7	(0.1)	1.5
Net income (loss) attributable to Molson Coors Brewing Company	$79.5	$105.1	$198.4	$60.0	$443.0
Basic net income (loss) attributable to Molson Coors Brewing Company per share(1):
From continuing operations	$0.44	$0.58	$1.09	$0.33	$2.44
From discontinued operations	—	—	—	—	0.01
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$0.44	$0.58	$1.09	$0.33	$2.45
Diluted net income (loss) attributable to Molson Coors Brewing Company per share(1):
From continuing operations	$0.44	$0.57	$1.09	$0.33	$2.43
From discontinued operations	—	—	—	—	0.01
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$0.44	$0.57	$1.09	$0.33	$2.44

(1)
The sum of the quarterly net income per share amounts may not agree to the full year net income per share amounts. We calculate net income per share based on the weighted average number of outstanding shares during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

Subsequent Event Impacting Interim Reporting
In previous years, including interim periods within fiscal year 2013, we recognized advertising costs in expense over the interim periods within a fiscal year based on the proportion of net sales volumes for the interim period in relation to the estimated annual net sales volumes under U.S. GAAP, which permits the allocation of costs across interim periods within a fiscal year when future periods benefit from the expenditure. Advertising expenses were not deferred from one fiscal year to the next. During the first quarter of fiscal 2014, we changed our method of accounting for advertising expense for interim periods such that advertising expense is recognized as incurred, effective at the beginning of the first quarter. We adopted this change as a result of management’s belief that the new method is preferable and results in a more objective measure of quarterly expense that will better support planning and resource allocation decisions by management, results in improved financial statements for investor analysis, and further aligns our treatment with that of our U.S. operations within MillerCoors.  The new policy of expensing advertising costs as incurred additionally eliminates the uncertainty in estimating overall expected net sales volumes, advertising expenses, and the benefit period of the advertising on an interim basis, and conforms the Company’s interim accounting policy with that used to prepare the annual financial statements. The change will be applied retrospectively to all prior interim periods, and advertising expense for such interim periods will be recast beginning with our first quarter 2014 interim reporting period.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework and criteria established in Internal Control—Integrated Framework (the "1992 Framework"), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in the report which appears in Part II—Item 8 Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
All of Molson Coors' directors and employees, including its Chief Executive Officer, Chief Financial Officer, and other senior financial officers, are bound by Molson Coors' Code of Business Conduct, which complies with the requirements of the New York Stock Exchange and the SEC to ensure that the business of Molson Coors is conducted in a legal and ethical manner. The Code of Business Conduct covers all areas of professional conduct, including employment policies, conflicts of interest, fair dealing, and the protection of confidential information, as well as strict adherence to all laws and regulations applicable to the conduct of our business. A copy of the Code of Business Conduct is available on the Molson Coors website, www.molsoncoors.com. Molson Coors intends to disclose amendments to, or waivers from, certain provisions of the Code of Business Conduct for executive officers and directors on its website within four business days following the date of such amendment or waiver.
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
Additional information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our definitive proxy statement for our 2014 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2013.
ITEM 11.    EXECUTIVE COMPENSATION
Incorporated by reference to our definitive proxy statement for our 2014 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2013.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to our definitive proxy statement for our 2014 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2013.
Equity Compensation Plan Information
The following table summarizes information about the 1990 Adolph Coors Equity Incentive Plan, the Equity Compensation Plan for Non-Employee Directors and the Molson Coors Brewing Company Incentive Compensation Plan (collectively the "Plans") as of December 31, 2013. All outstanding awards shown in the table below relate to our Class B common stock.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders(1)	4,609,856	$43.41	7,946,411
Equity compensation plans not approved by security holders	—	N/A	—
Total	4,609,856	$43.41	7,946,411

(1)
Under the Plans, we may issue stock options, restricted stock units ("RSUs"), deferred stock units ("DSUs"), performance units ("PUs"), and performance share units ("PSUs"). Amount in column A includes 864,170 RSUs and DSUs, 52,041 PUs (as if converted to shares as of December 31, 2013), 204,515 PSUs (assuming the target award is met) and 3,489,130 options, respectively, outstanding as of December 31, 2013. See Part II—Item 8 Financial

Statements and Supplementary Data, Note 14, "Share-Based Payments" of the Notes to the Consolidated Financial Statements for further discussion. Outstanding RSUs, DSUs, PUs and PSUs do not have exercise prices and therefore have been disregarded for purposes of calculating the weighted-average exercise price.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to our definitive proxy statement for our 2014 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2013.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to our definitive proxy statement for our 2014 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2013.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits
The following are filed as a part of this Annual Report on Form 10-K

(1)	Management's Report
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the three years ended December 31, 2013, December 29, 2012, and December 31, 2011
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2013, December 29, 2012, and December 31, 2011
Consolidated Balance Sheets at December 31, 2013, and December 29, 2012
Consolidated Statements of Cash Flows for the three years ended December 31, 2013, December 29, 2012, and December 31, 2011
Consolidated Statements of Stockholders' Equity and Noncontrolling Interests for the three years ended December 31, 2013, December 29, 2012, and December 31, 2011
Notes to Consolidated Financial Statements

(2)	Schedule II—Valuation and Qualifying Accounts for the three years ended December 31, 2013, December 29, 2012, and December 31, 2011

(3)	Exhibit list

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
2.1	Agreement, dated as of April 3, 2012, by and among Molson Coors Brewing Company, Molson Coors Holdco - 2 Inc. and Starbev L.P.	8-K	2.1	April 3, 2012
2.2	Amendment and Novation Agreement, dated as of June 14, 2012, by and between Molson Coors Holdco 2 LLC, Molson Coors Netherlands B.V., Molson Coors Brewing Company, Starbev L.P. and the other individuals thereto.	8-K	10.4	June 18, 2012
2.3	Management Warranty Deed, dated as of April 3, 2012, by and among the management warrantors named therein, Starbev L.P. and Molson Coors Holdco - 2 Inc.	8-K	2.2	April 3, 2012
3.1.1	Restated Certificate of Incorporation of Molson Coors Brewing Company.	Schedule 14A	Annex G	December 9, 2004
3.1.2	Amendment No.1 to Restated Certificate of Incorporation of Molson Coors Brewing Company.	10-Q	3.1	August 6, 2013
3.2	Third Amended and Restated Bylaws of Molson Coors Brewing Company.	10-Q	3.1	August 4, 2009
4.1.1	Indenture, dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and TD Banknorth, National Association and the Canada Trust Company as co-trustees.	S-4	4.1	October 19, 2005

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
4.1.2	First Supplemental Indenture, dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and TD Banknorth, National Association as trustee.	S-4	4.2	October 19, 2005
4.1.3	Second Supplemental Indenture, dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and The Canada Trust Company as trustee.	S-4	4.3	October 19, 2005
4.1.4	Third Supplemental Indenture, dated as of April 10, 2007, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and The Canada Trust Company as trustee.	10-Q	4.2	August 7, 2007
4.1.5	Fourth Supplemental Indenture, dated as of February 1, 2008, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and The Canada Trust Company as trustee.	10-K	4.1	February 22, 2008
4.1.6	Fifth Supplemental Indenture, dated as of May 23, 2008, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, Bank of New York Trust Company, as trustee, and Computershare Trust Company of Canada, as Canadian trustee.	10-Q	4.4	August 6, 2008
4.1.7	Sixth Supplemental Indenture, dated as of June 27, 2008, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, Bank of New York Trust Company, as trustee, and Computershare Trust Company of Canada, as Canadian trustee.	10-Q	4.5	August 6, 2008
4.1.8	Seventh Supplemental Indenture, dated as of June 30, 2008, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, Bank of New York Trust Company, as trustee, and Computershare Trust Company of Canada, as Canadian trustee.	10-Q	4.6	August 6, 2008
4.1.9	Eighth Supplemental Indenture, dated as of December 25, 2010, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, and Computershare Trust Company of Canada, as Canadian trustee.	10-K	4.3.9	February 27, 2012
4.1.10	Ninth Supplemental Indenture, dated as of March 8, 2011, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, and Computershare Trust Company of Canada, as Canadian trustee.	10-K	4.3.10	February 27, 2012

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
4.1.11	Tenth Supplemental Indenture, dated as of November 11, 2011, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, and Computershare Trust Company of Canada, as Canadian trustee.	10-K	4.3.11	February 27, 2012
4.1.12	Twelfth Supplemental Indenture, dated as of June 15, 2012, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, and Computershare Trust Company of Canada, as Canadian trustee.	10-Q	4.5	August 8, 2012
4.2.1	Indenture, dated as of June 15, 2007, among Molson Coors Brewing Company, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee.	8-K	4.1	June 21, 2007
4.2.2	First Supplemental Indenture, dated as of June 15, 2007, among Molson Coors Brewing Company, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee.	8-K	4.2	June 21, 2007
4.2.3	Second Supplemental Indenture, dated as of January 31, 2008, among Molson Coors Brewing Company, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee.	10-K	4.2	February 22, 2008
4.2.4	Third Supplemental Indenture, dated as of February 1, 2008, among Molson Coors Brewing Company, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee.	10-K	4.2	February 22, 2008
4.2.5	Fourth Supplemental Indenture, dated as of May 23, 2008, to the Indenture dated June 15, 2007, among Molson Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.7	August 6, 2008
4.2.6	Fifth Supplemental Indenture, dated as of June 27, 2008, to the Indenture dated June 15, 2007, among Molson Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.8	August 6, 2008
4.2.7	Sixth Supplemental Indenture, dated as of June 30, 2008, to the Indenture dated June 15, 2007, among Molson Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.9	August 6, 2008
4.2.8	Seventh Supplemental Indenture, dated as of December 25, 2010, to the Indenture dated June 15, 2007, among Molson Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.6.8	February 27, 2012
4.2.9	Eighth Supplemental Indenture, dated as of March 8, 2011, to the Indenture dated June 15, 2007, among Molson Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.6.9	February 27, 2012
4.2.10	Ninth Supplemental Indenture, dated as of November 11, 2011, to the Indenture dated June 15, 2007, among Molson Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.6.10	February 27, 2012
4.2.11	Eleventh Supplemental Indenture, dated as of June 15, 2012, to the Indenture dated June 15, 2007, among Molson Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.6	August 8, 2012
4.3.1	Indenture, dated as of October 6, 2010, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	10.38.1	February 22, 2011

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
4.3.2		First Supplemental Indenture, dated as of October 6, 2010, to the Indenture dated October 6, 2012, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	10.38.2	February 22, 2011
4.3.3		Second Supplemental Indenture, dated as of December 25, 2010, to the Indenture dated October 6, 2010, among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.1.1	August 3, 2011
4.3.4		Third Supplemental Indenture, dated as of March 8, 2011, to the Indenture dated October 6, 2010, among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.1.2	August 3, 2011
4.3.5		Fourth Supplemental Indenture, dated as of November 11, 2011, to the Indenture dated October 6, 2010, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	4.7.5	February 27, 2012
4.3.6		Sixth Supplemental Indenture, dated as of June 15, 2012, to the Indenture dated October 6, 2010, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.7	August 8, 2012
4.4.1		Indenture, dated as of May 3, 2012, by and among the Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.1	May 3, 2012
4.4.2		First Supplemental Indenture, dated as of May 3, 2012, to the Indenture dated May 3, 2012, by and among the Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.2	May 3, 2012
4.4.3		Second Supplemental Indenture, dated as of June 15, 2012, to the Indenture dated May 3, 2012, by and among the Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.8	August 8, 2012
4.5		Registration Rights Agreement, dated as of February 9, 2005, among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969.	8-K	99.2	February 15, 2005
4.6		Registration Rights Agreement, dated as of June 15, 2012, among Molson Coors Brewing Company, Molson Coors Holdco Inc. and Starbev L.P.	8-K	10.2	June 18, 2012
4.7		CAD 900,000,000 in aggregate principal amount of 5.00% Notes due 2015.	10-Q	4.5	November 4, 2005
4.10		€500,000,000 Zero-Coupon Senior Unsecured Convertible Bond due 2013.	8-K	10.1	June 18, 2012
10.1	*	Adolph Coors Company 1990 Equity Incentive Plan effective August 14, 2003, As Corrected and Conformed June 30, 2004.	10-Q	10.1	August 6, 2004
10.2	*	Adolph Coors Company Equity Compensation Plan for Non-Employee Directors, Amended and Restated effective November 13, 2003, As Corrected and Conformed June 30, 2004.	10-Q	10.3	August 6, 2004

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.3	*	Adolph Coors Company Deferred Compensation Plan, as Amended and Restated effective January 1, 2002, as Corrected and Conformed June 30, 2004.	10-Q	10.2	August 6, 2004
10.4	*	2009 Long-Term Incentive Performance Unit Plan (under the Molson Coors Brewing Company Incentive Compensation Plan).	10-K	10.6	February 19, 2010
10.5	*	Molson Inc. 1988 Canadian Stock Option Plan, as revised.	S-8	4.3	February 8, 2005
10.6	*	Amended and Restated Directors' Stock Plan effective May 31, 2012.	10-Q	10.7	August 8, 2012
10.7.1	*	Molson Coors Brewing Company Incentive Compensation Plan - Amended and Restated effective June 2, 2010.	Schedule 14A	Appendix B	April 20, 2010
10.7.2	*	Amendment No. 1 to Molson Coors Brewing Company Incentive Compensation Plan.	8-K	10.1	June 4, 2012
10.7.3	*	Form of Performance Share Grant Agreement granted pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.4	August 4, 2006
10.7.4	*	Form of Restricted Stock Unit Agreement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.5	August 4, 2006
10.7.5	*	Form of Employee RSU Award Statement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.3	November 7, 2008
10.7.6	*	Form of Performance Share Plan Award Statement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.4	November 7, 2008
10.7.7	*	Form of Director RSU Award Statement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.6	November 7, 2008
10.8	*	Form of Executive Continuity and Protection Program Letter Agreement.	10-Q	10.7	May 11, 2005
10.9	*	Molson Coors Brewing Company Amended and Restated Change in Control Protection Program effective January 1, 2008.	10-Q	10.8	August 8, 2012
10.22.1	*	Employment Agreement between Molson Coors Brewing Company and Peter Swinburn dated April 22, 2008.	10-Q	10.1	May 7, 2008
10.22.2	*	Employment Agreement by and among Molson Coors Brewing Company and Peter Swinburn effective July 1, 2008.	10-Q	10.1	November 7, 2008
10.23	*	Offer Letter to Stewart Glendinning regarding assignment as President and Chief Executive Officer of Molson Coors Canada				X
10.24.1	*	Employment Agreement between Molson Coors Brewing Company and Peter H. Coors dated January 1, 2009.	10-Q	10.2	May 6, 2009
10.24.2	*	First Amendment to Employment Agreement of Peter H. Coors				X
10.25	*	Letter Agreement between Coors Brewing Company, Molson Coors Brewing Company and Peter H. Coors amending (1) the Amended Salary Continuation Agreement between Coors Brewing Company and Peter H. Coors dated July 1, 1991 (as subsequently amended), and (2) the Molson Coors Brewing Excess Benefit Plan, as restated effective June 30, 2008 (as subsequently amended), effective January 1, 2009.	10-Q	10.1	May 6, 2009
10.26	*	Employment Agreement between Molson Coors Brewing Company and Gavin Hattersley dated May 10, 2012.	10-Q	10.13	August 8, 2012

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
10.27.1	Credit Agreement dated, as of April 12, 2011, among Molson Coors Brewing Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc. and Molson Coors International LP; the Lenders party hereto; Deutsche Bank AG New York Branch, as Administrative Agent and Issuing Bank; and Deutsche Bank Ag, as Canadian Administrative Agent; and Bank of Montreal and The Toronto‑Dominion Bank as Issuing Bank.	10-Q	10.1	August 3, 2011
10.27.2	Amendment No. 1, dated as of April 23, 2012, to the Credit Agreement dated April 12, 2011, among Molson Coors Brewing Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc., Molson Coors International LP, the Lenders that are signatories to the Amendment, and Deutsche Bank AG New York Branch, as Administrative Agent.	10-K	10.27.2	February 22, 2013
10.27.3	Amendment No. 2, dated as of June 29, 2012, to the Credit Agreement dated April 12, 2011, among Molson Coors Brewing Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc., Molson Coors International LP, the Lenders that are signatories to the Amendment, and Deutsche Bank AG New York Branch, as Administrative Agent.	10-Q	10.9	August 8, 2012
10.28	Subsidiary Guarantee Agreement, dated as of April 12, 2011, among Molson Coors Brewing Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc., Molson Coors International LP, each subsidiary of the Company listed on Schedule I hereto and Deutsche Bank AG New York Branch, as Administrative Agent.	10-Q	10.2	August 3, 2011
10.29.1	Term Loan Agreement, dated as of April 3, 2012, by and among Molson Coors Brewing Company, the Lenders party thereto, and Deutsche Bank AG New York Branch, as Administrative Agent.	8-K	10.1	April 3, 2012
10.29.2	Amendment No. 1, dated as of April 23, 2012, to the Term Loan Agreement dated April 3, 2012, by and among Molson Coors Brewing Company, the Lenders that are signatories to the Amendment, and Deutsche Bank AG New York Branch, as Administrative Agent.	10-K	10.29.2	February 22, 2013
10.29.3	Amendment No. 2, dated as of June 29, 2012, to the Term Loan Agreement dated April 3, 2012, by and among Molson Coors Brewing Company, Molson Coors European Financing Company S. a.r.l., the Lenders that are signatories to the Amendment, and Deutsche Bank AG New York Branch, as Administrative Agent.	10-Q	10.10	August 8, 2012
10.30	Term Loan Subsidiary Guarantee Agreement, dated as of April 3, 2012, by and among Molson Coors Brewing Company, Molson Canada 2005, Molson Coors International LP, Coors Brewing Company, CBC Holdco LLC, CBC Holdco 2 LLC, MC Holding Company LLC, Molson Coors Capital Finance ULC, Molson Coors International General, ULC, Coors International Holdco, ULC, Molson Coors Callco ULC, Newco3, Inc. and Deutsche Bank AG New York Branch, as Administrative Agent.	8-K	10.2	April 3, 2012

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
10.31.1	Credit Agreement, dated as of April 3, 2012, by and among Molson Coors Brewing Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc. and Molson Coors International LP, the Lenders party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent.	8-K	10.5	April 3, 2012
10.31.2	Amendment No. 1, dated as of April 23, 2012, to the Credit Agreement dated April 3, 2012, by and among Molson Coors Brewing Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc. and Molson Coors International LP as borrowers, the Lenders that are signatories to the Amendment, and Deutsche Bank AG New York Branch, in its capacity as Administrative Agent.	8-K	10.3	June 18, 2012
10.31.3	Amendment No. 2, dated as of June 29, 2012, to the Credit Agreement dated April 3, 2012, by and among Molson Coors Brewing Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc. and Molson Coors International LP as borrowers, the Lenders that are signatories to the Amendment, and Deutsche Bank AG New York Branch, in its capacity as Administrative Agent.	10-Q	10.11	August 8, 2012
10.32	Credit Agreement Subsidiary Guarantee Agreement, dated as of April 3, 2012, by and among Molson Coors Brewing Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc., Molson Coors International LP, Coors Brewing Company, CBC Holdco LLC, CBC Holdco 2 LLC, MC Holding Company LLC, Molson Coors Capital Finance ULC, Molson Coors International General, ULC, Coors International Holdco, ULC, Molson Coors Callco ULC, Newco3, Inc., Molson Inc., Molson Coors Holdings Limited, Golden Acquisition and Deutsche Bank AG New York Branch, as Administrative Agent.	8-K	10.6	April 3, 2012
10.33.1	EUR 150,000,000 Unsecured Uncommitted Revolving Facilities Agreement, dated as of September 10, 2012, by and among StarBev Netherlands B.V. and Molson Coors Netherlands B.V., as borrowers; Molson Coors Brewing Company, as guarantor; Unicredit Bank Czech Republic, A.S. and ING Bank N.V., Prague Branch, as mandated lead arrangers; the original lenders thereto; UniCredit Bank AG, London Branch, as agent; and ING Bank N.V., Prague Branch, as issuing bank.	8-K	10.1	September 12, 2012
10.33.2	Facility Amendment Letter, dated as of March 22, 2013, to the Unsecured Uncommitted Revolving Facilities Agreement by and among Starbev Netherlands B.V. and Molson Coors Netherlands B.V. as borrowers, Molson Coors Brewing Company, as guarantor, Unicredit Bank Czech Republic, A.S. and ING Bank N.V., Prague Branch as mandated lead arrangers, the original lenders party thereto, Unicredit Bank AG, London Branch, as agent and ING Bank N.V., Prague Branch, as issuing bank.	10-Q	10.1	May 7, 2013
10.33.3	Amendment and Restatement Agreement (to the EUR 150,000,000 Unsecured Uncommitted Revolving Facilities Agreement), dated as of September 9, 2013, by and among StarBev Netherlands BV and Molson Coors Netherlands BV as borrowers, Unicredit Bank Czech Republic, A.S. and Citibank Europe PLC, Organizacni Slozka, as mandated lead arrangers, and Unicredit Bank AG, London Branch, as Agent.	8-K	10.1	September 9, 2013

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.34.1		Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a warrant transaction entered into between Citibank, N.A. and Molson Coors Brewing Company.	10-Q	10.3	August 7, 2007
10.34.2		Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a warrant transaction entered into between Citibank, N.A., as its agent, and Molson Coors Brewing Company.	10-Q	10.9	August 7, 2007
10.35.1		Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a share option transaction entered into between Citibank, N.A. and Molson Coors Brewing Company.	10-Q	10.4	August 7, 2007
10.35.2		Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a share option transaction entered into between Citibank, N.A., as its agent, and Molson Coors Brewing Company.	10-Q	10.1	August 7, 2007
10.36.1		Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a warrant transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.	10-Q	10.5	August 7, 2007
10.36.2		Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to warrant transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.	10-Q	10.1	August 7, 2007
10.37.1		Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a share option transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.	10-Q	10.6	August 7, 2007
10.37.2		Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a share option transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.	10-Q	10.1	August 7, 2007
10.38.1		Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a warrant transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.	10-Q	10.7	August 7, 2007
10.38.2		Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a warrant transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.	10-Q	10.1	August 7, 2007
10.39.1		Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a share option transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.	10-Q	10.8	August 7, 2007
10.39.2		Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a share option transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.	10-Q	10.1	August 7, 2007
10.40.1	***	Joint Venture Agreement, dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC.	8-K	10.1	December 21, 2007

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.40.2		Amendment No. 1 to Joint Venture Agreement dated as of April 4, 2008, to the Joint Venture Agreement dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC.	10-Q	10.1	August 6, 2008
10.40.3	***	Amendment No. 2 to Joint Venture Agreement dated as of April 4, 2008, to the Joint Venture Agreement dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC.	10-Q	10.2	August 6, 2008
10.40.4	***	Amendment No. 3 to Joint Venture Agreement dated as of July 1, 2008, to the Joint Venture Agreement dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC.	10-Q	10.3	August 6, 2008
10.41	***	Amended and Restated Operating Agreement of MillerCoors LLC, dated as of July 1, 2008.	8-K	10.1	July 2, 2008
10.42		Form of Commercial Paper Dealer Agreement	8-K	10.1	March 20, 2013
10.43	*	Secondment letter for Mark Hunter in relation to secondment to Molson Coors Europe				X
10.44		Variation Agreement dated November 12, 2013 by and among Molson Coors Brewing Company and Grupo Modelo SAB de C.V. and certain of their respective affiliates.				X
21		Subsidiaries of the Registrant.				X
23.1		Consent of Independent Registered Public Accounting Firm.				X
23.2		Consent of Independent Registered Public Accounting Firm.				X
31.1		Section 302 Certification of Chief Executive Officer.				X
31.2		Section 302 Certification of Chief Financial Officer.				X
32		Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).				X
99		Audited Consolidated Financial Statements of MillerCoors LLC and Subsidiaries				X
101.INS	**	XBRL Instance Document				X
101.SCH	**	XBRL Taxonomy Extension Schema Document				X
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document				X
* Represents a management contract or compensatory plan or arrangement.
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2013, December 29, 2012, and December 31, 2011, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, December 29, 2012, and December 31, 2011, (iii) the Consolidated Balance Sheets at December 31, 2013, and December 29, 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, December 29, 2012, and December 31, 2011, (v) the Consolidated Statements of Stockholders' Equity and Noncontrolling Interests for the years ended December 31, 2013, December 29, 2012, and December 31, 2011, (vi) the Notes to Consolidated Financial Statements, and (vii) document and entity information.

*** Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We hereby undertake to supplementally provide copies of any omitted schedules to the Securities and Exchange Commission upon request.

(b)	Exhibits
The exhibits at Item 15(a)(3) above are filed pursuant to the requirements of Item 601 of Regulation S-K.

(c)	Other Financial Statement Schedules

SCHEDULE II
MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Foreign exchange impact	Balance at end of year
Allowance for doubtful accounts—trade accounts receivable
Year ended:
December 31, 2013	$13.4	$7.6	$(7.5)	$0.1	$13.6
December 29, 2012	$10.3	$10.3	$(7.6)	$0.4	$13.4
December 31, 2011	$7.4	$3.7	$(0.7)	$(0.1)	$10.3
Allowance for doubtful accounts—current trade loans
Year ended:
December 31, 2013	$1.6	$0.6	$(1.1)	$—	$1.1
December 29, 2012	$1.8	$0.9	$(1.1)	$—	$1.6
December 31, 2011	$2.5	$1.6	$(2.4)	$0.1	$1.8
Allowance for doubtful accounts—long-term trade loans
Year ended:
December 31, 2013	$4.0	$1.4	$(2.6)	$—	$2.8
December 29, 2012	$4.4	$2.2	$(2.8)	$0.2	$4.0
December 31, 2011	$6.6	$2.5	$(4.8)	$0.1	$4.4
Allowance for obsolete supplies
Year ended:
December 31, 2013	$7.2	$9.3	$(9.8)	$0.1	$6.8
December 29, 2012	$5.9	$7.0	$(6.0)	$0.3	$7.2
December 31, 2011	$4.1	$2.0	$(0.2)	$—	$5.9
Deferred tax valuation account
Year ended:
December 31, 2013	$157.5	$29.6	$(88.8)	$(0.6)	$97.7
December 29, 2012	$29.0	$136.6	$(9.2)	$1.1	$157.5
December 31, 2011	$39.0	$2.4	$(12.3)	$(0.1)	$29.0

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
February 14, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ PETER SWINBURN	President and Chief Executive Officer (Principal Executive Officer)
Peter Swinburn
By	/s/ GAVIN HATTERSLEY	Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)
Gavin Hattersley
By	/s/ PETER H. COORS	Chairman
Peter H. Coors
By	/s/ ANDREW T. MOLSON	Vice Chairman
Andrew T. Molson
By	/s/ FRANCESCO BELLINI	Director
Francesco Bellini
By	/s/ BRIAN GOLDNER	Director
Brian Goldner
By	/s/ LOUIS VACHON	Director
Louis Vachon
By	/s/ ROGER EATON	Director
Roger Eaton
By	/s/ CHARLES M. HERINGTON	Director
Charles M. Herington
By	/s/ FRANKLIN W. HOBBS	Director
Franklin W. Hobbs
By	/s/ GEOFF MOLSON	Director
Geoff Molson
By	/s/ IAIN NAPIER	Director
Iain Napier
By	/s/ CHRISTIEN COORS FICELI	Director
Christien Coors Ficeli
By	/s/ DOUG TOUGH	Director
Doug Tough
By	/s/ H. SANFORD RILEY	Director
H. Sanford Riley

February 14, 2014