Form 10-Q
period 2014-03-31
MOLSON COORS BREWING CO
filed 2014-05-07
CIK 24545

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 2, 2014:
Class A Common Stock— 2,556,894 shares
Class B Common Stock—160,408,581 shares
Exchangeable shares:
As of May 2, 2014, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares—2,896,941 shares
Class B Exchangeable shares—18,896,142 shares
These Class A and Class B exchangeable shares offer substantially the same economic and voting rights as the respective classes of common shares of the registrant. This is achieved via the following structure: The registrant has outstanding one share each of special Class A and Class B voting stock, through which the holders of Class A exchangeable shares and Class B exchangeable shares of Molson Coors Canada Inc. (a subsidiary of the registrant), respectively, may exercise their voting rights with respect to the registrant. The special Class A and Class B voting stock are entitled to one vote for each of the exchangeable shares, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The trustee holder of the special Class A voting stock and the special Class B voting stock has the right to cast a number of votes equal to the number of then outstanding Class A exchangeable shares and Class B exchangeable shares, respectively.

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under the heading "Outlook for 2014" therein, relating to overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, anticipated results, anticipated synergies, expectations for funding future capital expenditures and operations, debt service capabilities, shipment levels and profitability, market share and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies," and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to those described under the heading "Risk Factors," elsewhere throughout this report, and those described from time to time in our past and future reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2013. Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31, 2014	March 30, 2013
Sales	$1,178.3	$1,184.8
Excise taxes	(362.3)	(356.3)
Net sales	816.0	828.5
Cost of goods sold	(523.2)	(547.1)
Gross profit	292.8	281.4
Marketing, general and administrative expenses	(263.9)	(293.9)
Special items, net	52.5	(1.5)
Equity income in MillerCoors	122.8	117.4
Operating income (loss)	204.2	103.4
Interest income (expense), net	(35.4)	(74.9)
Other income (expense), net	0.8	4.3
Income (loss) from continuing operations before income taxes	169.6	32.8
Income tax benefit (expense)	(4.8)	(2.0)
Net income (loss) from continuing operations	164.8	30.8
Income (loss) from discontinued operations, net of tax	(1.9)	(0.9)
Net income (loss) including noncontrolling interests	162.9	29.9
Less: Net (income) loss attributable to noncontrolling interests	0.5	(1.4)
Net income (loss) attributable to Molson Coors Brewing Company	$163.4	$28.5
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.90	$0.16
From discontinued operations	(0.01)	—
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$0.89	$0.16
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.89	$0.16
From discontinued operations	(0.01)	—
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$0.88	$0.16
Weighted-average shares—basic	184.3	181.7
Weighted-average shares—diluted	185.5	182.9
Amounts attributable to Molson Coors Brewing Company
Net income (loss) from continuing operations	$165.3	$29.4
Income (loss) from discontinued operations, net of tax	(1.9)	(0.9)
Net income (loss) attributable to Molson Coors Brewing Company	$163.4	$28.5
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31, 2014	March 30, 2013
Net income (loss) including noncontrolling interests	$162.9	$29.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(182.0)	(280.7)
Unrealized gain (loss) on derivative instruments	14.5	13.1
Reclassification of derivative (gain) loss to income	(3.2)	0.1
Pension and other postretirement benefit adjustments	—	2.4
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	7.6	10.6
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	1.6	(6.7)
Total other comprehensive income (loss), net of tax	(161.5)	(261.2)
Comprehensive income (loss)	1.4	(231.3)
Less: Comprehensive (income) loss attributable to noncontrolling interests	0.5	(1.4)
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$1.9	$(232.7)
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT PAR VALUE) (UNAUDITED)

	As of
	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$337.6	$442.3
Accounts receivable, net	552.1	603.6
Other receivables, net	161.3	124.4
Inventories:
Finished	179.6	133.2
In process	24.4	23.3
Raw materials	42.6	36.9
Packaging materials	16.6	11.9
Total inventories	263.2	205.3
Other current assets, net	123.7	111.7
Deferred tax assets	46.4	50.4
Total current assets	1,484.3	1,537.7
Properties, net	1,936.2	1,970.1
Goodwill	2,394.7	2,418.7
Other intangibles, net	6,652.3	6,825.1
Investment in MillerCoors	2,608.5	2,506.5
Deferred tax assets	15.7	38.3
Notes receivable, net	23.0	23.6
Other assets	251.1	260.1
Total assets	$15,365.8	$15,580.1
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$1,267.0	$1,410.3
Deferred tax liabilities	167.3	138.1
Current portion of long-term debt and short-term borrowings	630.4	586.9
Discontinued operations	7.1	6.8
Total current liabilities	2,071.8	2,142.1
Long-term debt	3,162.3	3,213.0
Pension and postretirement benefits	436.5	462.6
Deferred tax liabilities	932.5	911.4
Unrecognized tax benefits	56.5	92.7
Other liabilities	63.5	77.2
Discontinued operations	18.0	17.3
Total liabilities	6,741.1	6,916.3
Commitments and contingencies (Note 15)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value per share (authorized: 500.0 shares; issued: 167.9 shares and 167.2 shares, respectively)	1.7	1.7
Class A exchangeable shares, no par value (issued and outstanding: 2.9 shares and 2.9 shares, respectively)	108.5	108.5
Class B exchangeable shares, no par value (issued and outstanding: 18.9 shares and 19.0 shares, respectively)	712.4	714.1
Paid-in capital	3,777.6	3,747.6
Retained earnings	4,328.4	4,233.2
Accumulated other comprehensive income (loss)	(6.6)	154.9
Class B common stock held in treasury at cost (7.5 shares and 7.5 shares, respectively)	(321.1)	(321.1)
Total Molson Coors Brewing Company stockholders' equity	8,600.9	8,638.9
Noncontrolling interests	23.8	24.9
Total equity	8,624.7	8,663.8
Total liabilities and equity	$15,365.8	$15,580.1
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31, 2014	March 30, 2013
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$162.9	$29.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81.2	80.2
Amortization of debt issuance costs and discounts	1.6	7.3
Share-based compensation	8.3	11.1
Loss (gain) on sale or impairment of properties and other assets, net	1.2	1.4
Deferred income taxes	0.5	1.3
Equity income in MillerCoors	(122.8)	(117.4)
Distributions from MillerCoors	122.8	117.4
Equity in net income of other unconsolidated affiliates	(4.2)	(1.1)
Distributions from other unconsolidated affiliates	11.1	11.7
Excess tax benefits from share-based compensation	(2.0)	(1.6)
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	(1.8)	19.1
Change in current assets and liabilities and other	(111.0)	(41.8)
(Gain) loss from discontinued operations	1.9	0.9
Net cash provided by operating activities	149.7	118.4
Cash flows from investing activities:
Additions to properties	(65.3)	(68.3)
Proceeds from sales of properties and other assets	1.7	3.7
Investment in MillerCoors	(354.9)	(331.8)
Return of capital from MillerCoors	259.5	222.4
Loan repayments	2.2	2.6
Loan advances	(16.7)	(2.5)
Net cash used in investing activities	(173.5)	(173.9)
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	20.2	27.2
Excess tax benefits from share-based compensation	2.0	1.6
Dividends paid	(68.2)	(58.2)
Payments for purchase of noncontrolling interest	(0.2)	(0.2)
Payments on long-term debt and capital lease obligations	(46.9)	—
Proceeds from short-term borrowings	20.9	5.9
Payments on short-term borrowings	(12.5)	(13.8)
Payments on settlement of derivative instruments	(65.2)	—
Net proceeds from (payments on) revolving credit facilities and commercial paper	(41.8)	(1.2)
Change in overdraft balances and other	111.5	3.5
Net cash used in financing activities	(80.2)	(35.2)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(104.0)	(90.7)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.7)	(21.8)
Balance at beginning of year	442.3	624.0
Balance at end of period	$337.6	$511.5
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments and Corporate. Our reporting segments include: Molson Coors Canada ("MCC" or Canada segment), operating in Canada; MillerCoors LLC ("MillerCoors" or U.S. segment), which is accounted for by us under the equity method of accounting, operating in the United States ("U.S."); Molson Coors Europe (Europe segment), operating in Bosnia-Herzegovina, Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, Slovakia and the United Kingdom ("U.K."); and Molson Coors International ("MCI"), operating in various other countries.
References to Central Europe reflect our operations in Bosnia-Herzegovina, Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, Romania, Serbia and Slovakia, as a result of our acquisition (the "Acquisition") of StarBev Holdings S.à r.l. ("StarBev") from StarBev L.P. (the "Seller") on June 15, 2012, and the results of these operations are included within our Europe segment.
Unless otherwise indicated, information in this report is presented in U.S. dollars ("USD" or "$") and comparisons are to comparable prior periods as noted below.
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
These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 ("Annual Report") and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements ("Notes") included in our Annual Report. Our accounting policies did not change in the first quarter of 2014, with the exception of a change to our policy for recognizing advertising expenses in interim periods as discussed below. Additionally, in order to provide further clarity around our policy regarding the classification of special items in the unaudited condensed consolidated statements of operations, we have expanded our related disclosure as reflected below.
Special Items
Our special items represent charges incurred or benefits realized that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification; specifically, such items are considered to be one of the following:
•infrequent or unusual items,
•impairment or asset abandonment-related losses,
•restructuring charges and other atypical employee-related costs, or
•fees on termination of significant operating agreements and gains (losses) on disposal of investments.

The items classified as special items are not necessarily non-recurring, however, they are deemed to be incremental to income earned or costs incurred by the Company in conducting normal operations, and therefore are presented separately from other components of operating income.

Our Fiscal Year

On November 14, 2013, our Board of Directors approved a resolution to change MCBC's fiscal year from a 52/53 week fiscal year to a calendar year. As such, our 2013 fiscal year was extended from December 28, 2013, to December 31, 2013, with subsequent fiscal years beginning on January 1 and ending on December 31 of each year. Beginning January 1, 2014, quarterly results reflect the three month periods ending March 31, June 30, September 30, and December 31. This change aligned our fiscal year and interim reporting periods with our Central Europe business and MillerCoors, which were already following a monthly fiscal reporting calendar. Unless otherwise indicated, and with the exception of the Central Europe business and MillerCoors, the first quarter of 2013 and the three months ended March 30, 2013 refer to the thirteen weeks ended March 30, 2013. The first quarter of 2014 refers to the three months ended March 31, 2014. Fiscal year 2014 refers to the 12 months ending December 31, 2014, and fiscal year 2013 refers to the period from December 30, 2012, to December 31, 2013. The impact of the additional days in fiscal year 2013 is immaterial to the unaudited condensed consolidated financial statements.
The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results that may be achieved for the full fiscal year.
Change in Interim Period Accounting for Advertising Expenses

In previous years' interim periods, including the quarterly periods within fiscal year 2013, we recognized advertising costs in expense during the fiscal year based on the proportion of sales volumes for the interim period in relation to the estimated annual sales volumes. U.S. GAAP permits the allocation of advertising costs across interim periods within a fiscal year when future periods benefit from the expenditure. Advertising expenses were not deferred from one fiscal year to the next. Effective beginning the first quarter of fiscal year 2014, we changed our method of accounting for advertising expenses for interim periods such that advertising expense is now recognized as incurred. We adopted this change as a result of management’s belief that the new method is preferable and results in a more objective measure of quarterly expense that will better support planning and resource allocation decisions by management, results in improved financial statements for investor analysis, and further aligns our treatment with that of our U.S. operations within MillerCoors. The new policy of expensing advertising costs as incurred additionally eliminates the uncertainty in estimating overall expected sales volumes, advertising expenses, and the benefit period of the advertising on an interim basis, and conforms our interim accounting policy with that used to prepare the annual financial statements. The change has been applied retrospectively to all prior interim periods presented. The quarterly impact of the change in accounting policy on marketing, general and administrative expenses and the associated impact on income tax expense, as well as the impact to certain subtotals and diluted earnings per share within our unaudited condensed consolidated statement of operations, is as follows:

	Three Months Ended March 30, 2013		Three Months Ended June 29, 2013		Three Months Ended September 28, 2013		Three Months Ended December 31, 2013
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
	(In millions)
Marketing, general and administrative expenses	$(285.3)	$(293.9)	$(304.3)	$(319.5)	$(307.8)	$(290.8)	$(296.4)	$(289.6)
Income (loss) from continuing operations before income taxes	$41.4	$32.8	$312.4	$297.2	$155.4	$172.4	$145.3	$152.1
Income tax benefit (expense)	$(3.5)	$(2.0)	$(34.1)	$(30.0)	$(32.7)	$(37.2)	$(13.7)	$(14.8)
Net income (loss) attributable to Molson Coors Brewing Company	$35.6	$28.5	$278.4	$267.3	$121.8	$134.3	$131.5	$137.2
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$0.20	$0.16	$1.51	$1.45	$0.66	$0.73	$0.71	$0.74
As noted above, under our historical treatment, advertising expenses were not deferred from one fiscal year to the next. Therefore, the change in interim accounting had no impact on full year consolidated results.

The following table shows the impact to income (loss) from continuing operations before income taxes by segment as a result of the change in accounting policy for advertising expense. The full impact of this change in presentation is reflected within marketing, general and administrative expenses.

Income (loss) from continuing operations before income taxes by segment:

	Three Months Ended March 30, 2013		Three Months Ended June 29, 2013		Three Months Ended September 28, 2013		Three Months Ended December 31, 2013
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
	(In millions)
Canada	$36.4	$28.4	$137.3	$128.6	$128.7	$143.6	$60.9	$62.7
U.S.	$117.4	$117.4	$172.6	$172.6	$148.3	$148.3	$100.7	$100.7
Europe	$(3.7)	$(5.2)	$81.6	$75.8	$(69.5)	$(67.4)	$25.9	$31.1
MCI	$(6.1)	$(5.2)	$(3.3)	$(4.0)	$(2.4)	$(2.4)	$—	$(0.2)
Corporate	$(102.6)	$(102.6)	$(75.8)	$(75.8)	$(49.7)	$(49.7)	$(42.2)	$(42.2)
As noted above, under our historical treatment, advertising expenses were not deferred from one fiscal year to the next. Therefore, the change in interim accounting had no impact on full year segment results.
Foreign Currency Translation Tax Adjustment
During the third quarter of 2013, we identified that we had incorrectly recorded tax adjustments related to certain foreign currency movements in the financial statements for both the first and second quarters of 2013 that misstated non-current deferred tax assets, accumulated other comprehensive income (loss), and comprehensive income by immaterial amounts. We have revised the foreign currency translation adjustments, net of tax, included in other comprehensive income (loss) and comprehensive income (loss) in the unaudited condensed consolidated statement of comprehensive income (loss) for the three months ended March 30, 2013, and will revise in the unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 29, 2013, in future filings. These errors were corrected in the third quarter of 2013 and therefore had no impact on the unaudited condensed consolidated balance sheet as of December 31, 2013. Note that the as adjusted amounts below also reflect the adjustments related to the change in interim accounting for advertising expense as discussed above.

	Three Months Ended March 30, 2013		Three Months Ended June 29, 2013		Six Months Ended June 29, 2013
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
	(In millions)
Foreign currency translation adjustments, net of tax	$(261.3)	$(280.7)	$(79.4)	$(113.6)	$(340.7)	$(394.3)
Total other comprehensive income (loss), net of tax	$(241.8)	$(261.2)	$(52.5)	$(86.7)	$(294.3)	$(347.9)
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$(206.2)	$(232.7)	$225.9	$180.6	$19.7	$(52.1)

2. New Accounting Pronouncements
Adoption of New Accounting Pronouncements
Joint and Several Liability Arrangements
In February 2013, the FASB issued authoritative guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance was effective for our quarter ended March 31, 2014. The adoption of this guidance did not have an impact on our financial position or results from operations.
Cumulative Translation Adjustment
In March 2013, the FASB issued authoritative guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This update also resolves the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The guidance was effective for our quarter ended March 31, 2014. The adoption of this guidance did not have an impact on our financial position or results from operations.

Liquidation Basis of Accounting
In April 2013, the FASB issued authoritative guidance to clarify when it is appropriate to apply the liquidation basis of accounting. Additionally, the update provides guidance for recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Under the amendment, entities are required to prepare their financial statements under the liquidation basis of accounting when a liquidation becomes imminent. The guidance was effective for our quarter ended March 31, 2014. The adoption of this guidance did not have an impact on our financial position or results from operations.
Presentation of Unrecognized Tax Benefits
In July 2013, the FASB issued authoritative guidance related to the presentation of unrecognized tax benefits. The update requires that the entity present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward in the statement of financial position. The guidance does not apply to the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. The guidance was effective for our quarter ended March 31, 2014. As a result of adopting this guidance, we have presented deferred tax assets net of unrecognized tax benefits, as appropriate, in the unaudited condensed consolidated balance sheets. The adoption of this guidance impacted the classification of our outstanding unrecognized tax benefits and resulted in a reclassification of $37.8 million from the unrecognized tax benefits line item within the unaudited condensed consolidated balance sheet as of March 31, 2014.
New Accounting Pronouncements Not Yet Adopted
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the FASB issued authoritative guidance related to reporting discontinued operations and disclosures of disposals of components of an entity. The update limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. This update requires expanded disclosures related to assets, liabilities, revenues and expenses of discontinued operations. This update also requires the disclosure of pretax profit or loss and the financial effects of significant disposals that do not qualify for discontinued operations reporting. The guidance is effective for annual reporting periods beginning on or after December 15, 2014, and interim reporting periods thereafter. We do not anticipate that this guidance will have an impact on our financial position or results of operations.
3. Segment Reporting
Our reporting segments are based on the key geographic regions in which we operate, which are the basis on which our chief operating decision maker evaluates the performance of the business. Our reporting segments consist of Canada, the U.S., Europe and MCI. Corporate is not a segment and includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. No single customer accounted for more than 10% of our consolidated or segmented sales for the three months ended March 31, 2014, and March 30, 2013. Net sales represent sales to third-party external customers. Inter-segment sales revenues and income (loss) from continuing operations before income taxes, other than those to MillerCoors (see Note 4, "Investments" for additional detail), are insignificant and eliminated in consolidation.
The following table presents net sales by segment:

	Three Months Ended
	March 31, 2014	March 30, 2013
	(In millions)
Canada	$347.1	$395.6
Europe	437.6	406.4
MCI	32.2	27.0
Corporate	0.3	0.3
Eliminations(1)	(1.2)	(0.8)
Consolidated	$816.0	$828.5

(1)	Represents inter-segment sales from the Europe segment to the MCI segment.

The following table presents income (loss) from continuing operations before income taxes by segment:

	Three Months Ended
	March 31, 2014	March 30, 2013(1)
	(In millions)
Canada	$88.3	$28.4
U.S.	122.8	117.4
Europe	27.0	(5.2)
MCI	(3.0)	(5.2)
Corporate	(65.5)	(102.6)
Consolidated	$169.6	$32.8

(1)
Amounts have been adjusted to reflect the change in interim accounting for advertising expenses. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion.

The following table presents total assets by segment:

	As of
	March 31, 2014	December 31, 2013
	(In millions)
Canada	$5,771.7	$6,103.2
U.S.	2,608.5	2,506.5
Europe	6,678.8	6,547.7
MCI	78.3	83.3
Corporate	228.5	339.4
Consolidated	$15,365.8	$15,580.1
4. Investments
Our investments include both equity method and consolidated investments. Those entities identified as variable interest entities ("VIEs") have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, consolidate these entities. None of our consolidated VIEs held debt as of March 31, 2014, or December 31, 2013. We have not provided any financial support to any of our VIEs during the quarter that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. As of March 31, 2014, and December 31, 2013, our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K.") and Grolsch. Our unconsolidated VIEs are Brewers' Retail Inc. ("BRI"), Brewers' Distributor Ltd. ("BDL") and Molson Modelo Imports L.P. ("MMI"). See further discussion below.

Equity Investments
Investment in MillerCoors
Summarized financial information for MillerCoors is as follows:
Condensed Balance Sheets

	As of
	March 31, 2014	December 31, 2013
	(In millions)
Current assets	$995.1	$798.4
Non-current assets	8,958.7	8,989.3
Total assets	$9,953.8	$9,787.7
Current liabilities	$933.4	$950.1
Non-current liabilities	1,288.6	1,346.2
Total liabilities	2,222.0	2,296.3
Noncontrolling interests	20.9	20.7
Owners' equity	7,710.9	7,470.7
Total liabilities and equity	$9,953.8	$9,787.7
The following represents our proportionate share in MillerCoors' equity:

	As of
	March 31, 2014	December 31, 2013
	(In millions, except percentages)
MillerCoors owners' equity	$7,710.9	$7,470.7
MCBC economic interest	42%	42%
MCBC proportionate share in MillerCoors' equity	3,238.6	3,137.7
Difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(1)	(665.1)	(666.2)
Accounting policy elections	35.0	35.0
Investment in MillerCoors	$2,608.5	$2,506.5

(1)
Our net investment in MillerCoors is based on the carrying values of the net assets contributed to the joint venture which is less than our proportionate share of underlying equity (42%) of MillerCoors (contributed by both Coors Brewing Company ("CBC") and Miller Brewing Company ("Miller")). This basis difference, with the exception of certain non-amortizing items (goodwill, land, etc.), is being amortized as additional equity income over the remaining useful lives of the contributed long-lived amortizing assets.

Results of Operations

	Three Months Ended
	March 31, 2014	March 31, 2013
	(In millions)
Net sales	$1,790.4	$1,788.3
Cost of goods sold	(1,094.1)	(1,088.7)
Gross profit	$696.3	$699.6
Operating income	$297.5	$274.5
Net income attributable to MillerCoors	$291.2	$271.9

The following represents our proportionate share in net income attributable to MillerCoors reported under the equity method:

	Three Months Ended
	March 31, 2014	March 30, 2013
	(In millions, except percentages)
Net income attributable to MillerCoors	$291.2	$271.9
MCBC economic interest	42%	42%
MCBC proportionate share of MillerCoors net income	122.3	114.2
Amortization of the difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors	1.1	1.2
Share-based compensation adjustment(1)	(0.6)	2.0
Equity income in MillerCoors	$122.8	$117.4

(1)	The net adjustment is to eliminate all share-based compensation impacts related to pre-existing SABMiller plc equity awards held by former Miller employees employed by MillerCoors.
The following table summarizes our transactions with MillerCoors:

	Three Months Ended
	March 31, 2014	March 30, 2013
	(In millions)
Beer sales to MillerCoors	$2.6	$4.4
Beer purchases from MillerCoors	$7.1	$3.1
Service agreement costs and other charges to MillerCoors	$0.4	$0.6
Service agreement costs and other charges from MillerCoors	$0.2	$0.2
As of March 31, 2014, and December 31, 2013, we had $5.2 million and $4.4 million of net payables due to MillerCoors, respectively.
Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	March 31, 2014		December 31, 2013
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Grolsch	$6.9	$2.3	$5.6	$1.7
Cobra U.K.	$31.7	$0.4	$36.5	$1.9
Termination of Modelo Molson Imports, L.P. Operations
On November 5, 2013, Anheuser-Busch Inbev ("ABI") and MCBC entered into an agreement providing for the accelerated termination of MMI, a 50% - 50% joint venture with Grupo Modelo S.A.B. de C.V. ("Modelo"), which provided for the import, distribution, and marketing of the Modelo beer brand portfolio across all Canadian provinces and territories. The joint venture, accounted for under the equity method of accounting, was originally a 10 year agreement ending January 1, 2018. In June 2013, ABI completed its combination with Modelo, including Modelo’s interest in MMI. Following negotiations with ABI, MCC consented to change the effective termination date of the agreement from January 1, 2018 to February 28, 2014, upon successful close and completion of the transition period, at which time MCC would receive payment from Modelo for the early termination of the original agreement. In conjunction with these negotiations, ABI also agreed that we will continue to represent the Modelo brands in the U.K. and Japan through the end of 2014.
The transition period was successfully completed on February 28, 2014, at which time we recognized income of $63.2 million (CAD 70.0 million) within special items, reflective of the agreed upon payment received from Modelo. Additionally we recorded a charge of $4.9 million representing the accelerated amortization of the remaining carrying value of our definite-lived intangible asset associated with the agreement. In accordance with the termination agreement, MMI continued to operate in its historical capacity through the end of the transition period. Effective end of day on February 28, 2014, MMI ceased all operations and will be dissolved during the second quarter of 2014. As a result, our first quarter 2014 results reflect our proportionate ownership interest of the MMI activity during the first quarter of 2014 through end of day February 28, 2014. During the three months ended March 31, 2014, and March 30, 2013, we recognized equity earnings of $0.7 million and $0.6 million, respectively, under the MMI arrangement within cost of goods sold. In addition, during the three months ended March 31, 2014, and March 30, 2013, MCC recognized marketing and administrative cost recoveries related to the promotion, sale and distribution of Modelo products under our agency and services agreement with MMI of $1.1 million and $2.4 million, respectively. These cost recoveries are recorded within marketing, general and administrative expenses. As of March 31, 2014 and December 31, 2013, our unaudited condensed consolidated balance sheet includes our investment in MMI of $10.1 million and $21.2 million, respectively, and an affiliate net payable to MMI of $4.5 million and $13.8 million, respectively.
In accordance with the early termination agreement, the book value of the joint venture's net assets is required to be distributed to the respective joint venture partners for the owners' proportionate ownership interest at the end of the transition period, which will occur in the second quarter of 2014. Concurrently, we will derecognize our equity investment within other non-current assets and recognize a gain (loss) within special items resulting from the excess (deficit) of the total proceeds, consisting of our proportionate ownership interest in the book value of the joint venture’s assets, over our equity investment and joint venture related net asset balances upon final distribution.
5. Share-Based Payments
During the first quarter of 2014 and 2013, we recognized share-based compensation expense related to the following Class B common stock awards to certain directors, officers and other eligible employees, pursuant to the Molson Coors Brewing Company Incentive Compensation Plan ("Incentive Compensation Plan"): restricted stock units ("RSU"), deferred stock units ("DSU"), performance share units ("PSU"), performance units ("PU") and stock options. The settlement amount of the PSUs is determined based on market and performance metrics, which include our total shareholder return performance relative to the S&P 500 and specified internal performance metrics designed to drive greater shareholder return. PSU compensation expense is based on a fair value assigned to the market metric using a Monte Carlo model, which will remain constant throughout the vesting period of three years, and a performance multiplier, which will vary due to changing estimates of the performance metric condition.
The following table summarizes share-based compensation expense:

	Three Months Ended
	March 31, 2014	March 30, 2013
	(In millions)
Pretax compensation expense	$8.3	$11.1
Tax benefit	(2.7)	(3.4)
After-tax compensation expense	$5.6	$7.7
As of March 31, 2014, there was $26.7 million of total unrecognized compensation cost from all share-based compensation arrangements granted under the Incentive Compensation Plan, related to unvested shares. This compensation expense is expected to be recognized over a weighted-average period of 1.6 years.
The following table represents the summary of stock options and stock-only stock appreciation rights ("SOSAR") outstanding as of March 31, 2014, and the activity during the three months ended March 31, 2014:

	Shares outstanding	Weighted-average exercise price per share	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2013	3.5	$43.41	4.57	$45.1
Granted	0.2	$58.24
Exercised	(0.6)	$42.19
Forfeited	(0.1)	$44.24
Outstanding as of March 31, 2014	3.0	$44.46	4.73	$43.2
Exercisable at March 31, 2014	2.6	$43.66	4.03	$39.3

The total intrinsic value of stock options exercised was $8.9 million during each of the three months ended March 31, 2014, and March 30, 2013. During the three months ended March 31, 2014, and March 30, 2013, cash received from stock option exercises was $20.2 million and $27.2 million, respectively, and the total tax benefit for the tax deductions from these stock option exercises and other awards was $2.0 million and $1.6 million, respectively.
The following table represents non-vested RSUs, DSUs, PSUs and PUs as of March 31, 2014, and the activity during the three months ended March 31, 2014:

	RSUs and DSUs		PUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 31, 2013	0.7	$42.08	1.0	$2.87	0.2	$43.10
Granted	0.2	$58.17	—	$—	0.2	$58.69
Vested	(0.2)	$40.27	(0.5)	$6.16	—	$—
Forfeited	—	$—	—	$—	—	$—
Non-vested as of March 31, 2014	0.7	$46.55	0.5	$0.43	0.4	$50.44
The weighted-average fair value per unit for the non-vested PSUs is $42.75 as of March 31, 2014.
The fair value of each option granted in the first quarter of 2014 and 2013 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2014	March 30, 2013
Risk-free interest rate	2.29%	1.43%
Dividend yield	2.57%	2.88%
Volatility range	22.66%-26.57%	22.39%-25.90%
Weighted-average volatility	25.59%	25.02%
Expected term (years)	7.5	7.7
Weighted-average fair market value	$12.78	$8.39
The risk-free interest rates utilized for periods throughout the contractual life of the stock options are based on a zero-coupon U.S. Treasury security yield at the time of grant. Expected volatility is based on a combination of historical and implied volatility of our stock. The expected term of stock options is estimated based upon observations of historical employee option exercise patterns and trends of those employees granted options in the respective year.
The fair value of the market metric for each PSU granted in the first quarter of 2014 and 2013 was determined on the date of grant using a Monte Carlo model to simulate total shareholder return for MCBC and peer companies with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2014	March 30, 2013
Risk-free interest rate	0.72%	0.33%
Dividend yield	2.57%	2.88%
Volatility range	12.45%-72.41%	12.18%-69.37%
Weighted-average volatility	21.72%	21.13%
Expected term (years)	2.82	2.83
Weighted-average fair market value	$58.69	$43.10
The risk-free interest rates utilized for periods throughout the expected term of the PSUs are based on a zero-coupon U.S. Treasury security yield at the time of grant. Expected volatility is based on historical volatility of our stock as well as the stock of our peer firms, as shown within the volatility range above, for a period from the grant date consistent with the expected term. The expected term of PSUs is calculated based on the grant date to the end of the performance period.

As of March 31, 2014, there were 7.4 million shares of the Company's Class B common stock available for issuance as awards under the Incentive Compensation Plan.
6. Special Items
We have incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these charges (benefits) as special items. The table below summarizes special items recorded by segment:

	Three Months Ended
	March 31, 2014	March 30, 2013
	(In millions)
Employee related charges
Restructuring(1)
Canada	$5.3	$1.3
Europe	0.5	3.3
Corporate	—	0.3
Special termination benefits
Canada(2)	—	0.8
Impairments or asset abandonment charges
Canada - Intangible asset write-off(3)	4.9	—
Unusual or infrequent items
Europe - Release of non-income-related tax reserve(4)	—	(4.2)
Termination fees and other (gains)/losses
Canada - Termination fee income(3)	(63.2)	—
Special items, net	$(52.5)	$1.5

(1)
During the three months ended March 31, 2014, and March 30, 2013, we recognized expenses associated with restructuring programs focused on labor savings and organizational effectiveness across all functions. See further discussion of restructuring activities below.

(2)
During the three months ended March 30, 2013, we recognized charges related to special termination benefits as eligible employees elected early retirement offered as a result of the ratification of collective bargaining agreements with MCC's brewery groups.

(3)	See Note 4, "Investments" for further discussion related to the termination of MMI operations and related intangible asset charge.

(4)
During 2009, we established a non-income-related tax reserve of $10.4 million that was recorded as a special item. In the first quarter of 2013, the remaining outstanding amount of this non-income-related tax reserve was fully released.

Restructuring Activities
In 2012, we introduced several initiatives focused on increasing our efficiencies and reducing costs across all functions of the business in order to develop a more competitive supply chain and global cost structure. Included in these initiatives is a long-term focus on reducing labor and general overhead costs through restructuring activities. We view these restructuring activities as actions to allow us to meet our long-term growth targets by generating future cost savings within cost of goods sold and general and administrative expenses and include organizational changes that strengthen our business and accelerate efficiencies within our operational structure. As a result of these restructuring activities, we have reduced headcount and consequently recognized severance and other employee related charges, which we have recorded as special items. As we continually evaluate our cost structure and seek opportunities for further efficiencies and cost savings, we may incur additional restructuring related charges in the future; however, we are unable to estimate the amount of charges at this time.

The accrued restructuring balances represent expected future cash payments required to satisfy the remaining severance obligations to terminated employees, the majority of which we expect to be paid in the next 12-24 months. The table below summarizes the activity in the restructuring accruals by segment:

	Canada	Europe	MCI	Corporate	Total
	(In millions)
Total at December 31, 2013	$9.7	$13.6	$0.5	$0.9	$24.7
Charges incurred	5.3	0.5	—	—	5.8
Payments made	(3.6)	(0.6)	(0.1)	(0.2)	(4.5)
Foreign currency and other adjustments	(0.4)	0.2	—	—	(0.2)
Total at March 31, 2014	$11.0	$13.7	$0.4	$0.7	$25.8

	Canada	Europe	MCI	Corporate	Total
	(In millions)
Total at December 29, 2012	$7.1	$13.4	$2.8	$1.5	$24.8
Charges incurred	1.3	3.3	—	0.3	4.9
Payments made	(2.9)	(2.6)	(1.7)	(0.3)	(7.5)
Foreign currency and other adjustments	(0.2)	(0.4)	—	—	(0.6)
Total at March 30, 2013	$5.3	$13.7	$1.1	$1.5	$21.6

7. Other Income and Expense
The table below summarizes other income and expense:

	Three Months Ended
	March 31, 2014	March 30, 2013
	(In millions)
Gain on sale of non-operating asset(1)	$—	$1.2
Gain (loss) from other foreign exchange and derivative activity(2)	0.8	2.7
Other, net	—	0.4
Other income (expense), net	$0.8	$4.3

(1)
During the first quarter of 2013, we realized a gain for proceeds received related to a non-income-related tax settlement resulting from historical activity within our former investment in the Montréal Canadiens.

(2)
Included in this amount are gains of $0.5 million and $20.1 million for the three months ended March 31, 2014, and March 30, 2013, respectively, related to foreign currency movements on foreign-denominated financing instruments entered into in conjunction with the closing of the Acquisition. We also recorded a net loss of $10.6 million for the three months ended March 30, 2013, related to foreign cash positions and foreign exchange contracts entered into to hedge our risk associated with the payment of this foreign-denominated debt. Additionally, we recorded net gains of $0.3 million and losses of $6.8 million related to other foreign exchange and derivative activity during the three months ended March 31, 2014, and March 30, 2013, respectively.

8. Income Tax
Our effective tax rates for the first quarter of 2014 and 2013 were approximately 3% and 6%, respectively. The effective tax rate for the first quarter of 2013 has been adjusted to reflect the impact from the change in interim accounting for advertising expenses. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion. Our effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to lower statutory income tax rates applicable to our Canada and Europe businesses, as well as the discrete items further discussed below. The effective tax rate for the three months ended March 31, 2014, decreased versus the three months ended March 30, 2013, primarily due to increased discrete tax benefits recognized in the current year resulting from the favorable resolution of unrecognized tax positions related to tax audits settled in the first quarter of 2014, and the release of valuation allowances in Europe. Our total net discrete tax benefit was $24.8 million in the first quarter of 2014, which reduced our quarterly effective tax rate by 15 percentage points.

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
As of March 31, 2014, and December 31, 2013, we had unrecognized tax benefits including interest, penalties and offsetting positions of $56.5 million and $115.9 million, respectively. The allocation of these balances between current and noncurrent has not changed materially since December 31, 2013. The decrease to our unrecognized tax benefits on our unaudited condensed consolidated balance sheets from December 31, 2013, to March 31, 2014, was due to the previously discussed favorable resolution of unrecognized tax positions and the reclassification of certain unrecognized tax benefits as a result of the adoption of the recently issued guidance related to the presentation of these items. See Note 2, "New Accounting Pronouncements" for further discussion.
In April 2014, we finalized our advanced pricing agreement between the U.S. and Canada tax authorities. We anticipate that the impact of the agreement will drive a significant decrease to our 2014 full year expected effective tax rate.
9. Earnings Per Share
Basic earnings per share ("EPS") was computed using the weighted-average number of shares of common stock outstanding during the period. Diluted EPS includes the additional dilutive effect of our potentially dilutive securities, which includes stock options, stock-only stock appreciation rights ("SOSARs"), restricted stock units ("RSUs"), performance units ("PUs"), performance share units ("PSUs") and deferred stock units ("DSUs"). The dilutive effects of our potentially dilutive securities are calculated using the treasury stock method. The following summarizes the effect of dilutive securities on diluted EPS:

	Three Months Ended
	March 31, 2014	March 30, 2013(1)
	(In millions, except per share amounts)
Amounts attributable to MCBC
Net income (loss) from continuing operations	$165.3	$29.4
Income (loss) from discontinued operations, net of tax	(1.9)	(0.9)
Net income (loss) attributable to Molson Coors Brewing Company	$163.4	$28.5
Weighted-average shares for basic EPS	184.3	181.7
Effect of dilutive securities:
Stock options and SOSARs	0.6	0.7
RSUs, PSUs, PUs and DSUs	0.6	0.5
Weighted-average shares for diluted EPS	185.5	182.9
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.90	$0.16
From discontinued operations	(0.01)	—
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$0.89	$0.16
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.89	$0.16
From discontinued operations	(0.01)	—
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$0.88	$0.16
Dividends declared and paid per share	$0.37	$0.32

(1)
Amounts have been adjusted to reflect the change in interim accounting for advertising expenses. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion.

The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on diluted earnings per share:

	Three Months Ended
	March 31, 2014	March 30, 2013
	(In millions)
Stock options, SOSARs and RSUs	0.1	0.2
Total weighted-average anti-dilutive securities	0.1	0.2
Convertible Notes
In June 2007, we issued $575 million Convertible Senior Notes ("$575 million convertible bonds") due July 2013. On July 30, 2013, these notes matured and were repaid for their face value of $575 million. The required premium payment was settled in cash and entirely offset by the cash proceeds received from the settlement of the call options we purchased in 2007 related to these notes. As a result, these notes and related call options did not impact our shares outstanding. Additionally, the potential impacts of these notes and related call options had no impact on diluted income per share for any period in which they were outstanding. Simultaneously with the issuance of these notes, we issued warrants which began expiring in December 2013 and the final warrants expired February 6, 2014, all of which were out-of-the-money upon settlement. The potential impacts of these warrants had no impact on diluted income per share for all periods presented and were excluded from the computation of the effect of dilutive securities on diluted earnings per share for the three months ended March 31, 2014, and March 30, 2013.
In June 2012, we issued a €500 million Zero Coupon Senior Unsecured Convertible Note ("€500 million convertible note"). On August 13, 2013, the embedded put option was exercised and we subsequently settled the note using cash. See Note 11, "Debt" for further discussion. As a result, the €500 million convertible note did not impact our shares outstanding and was excluded from the computation of the effect of diluted securities on diluted earnings per share for the three months ended March 30, 2013.
10. Goodwill and Intangible Assets
The following summarizes the change in goodwill for the three months ended March 31, 2014:

	Canada	Europe	MCI	Consolidated
	(In millions)
Balance at December 31, 2013	$718.2	$1,693.2	$7.3	$2,418.7
Foreign currency translation	(27.7)	3.5	0.2	(24.0)
Balance at March 31, 2014	$690.5	$1,696.7	$7.5	$2,394.7
The following table presents details of our intangible assets, other than goodwill, as of March 31, 2014:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$531.2	$(226.6)	$304.6
Distribution rights	2 - 23	262.7	(214.4)	48.3
Patents and technology and distribution channels	3 - 10	36.4	(33.3)	3.1
Other	2	1.2	(1.2)	—
Intangible assets not subject to amortization:
Brands	Indefinite	5,363.3	—	5,363.3
Distribution networks	Indefinite	915.5	—	915.5
Other	Indefinite	17.5	—	17.5
Total		$7,127.8	$(475.5)	$6,652.3

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2013:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$537.5	$(224.7)	$312.8
Distribution rights	2 - 23	314.1	(255.0)	59.1
Patents and technology and distribution channels	3 - 10	36.2	(32.8)	3.4
Other	2	1.2	(1.2)	—
Intangible assets not subject to amortization:
Brands	Indefinite	5,482.3	—	5,482.3
Distribution networks	Indefinite	952.3	—	952.3
Other	Indefinite	15.2	—	15.2
Total		$7,338.8	$(513.7)	$6,825.1
The changes in the gross carrying amounts of intangibles from December 31, 2013, to March 31, 2014, are primarily driven by the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies. Additionally, upon termination of MMI operations in the first quarter of 2014, we accelerated the amortization of the remaining $4.9 million net carrying value of the related definite-lived intangible asset and wrote-off its gross value of $40.5 million. See Note 4, "Investments" for further discussion.
Based on foreign exchange rates as of March 31, 2014, the estimated future amortization expense of intangible assets is as follows:

Fiscal year	Amount
(In millions)
2014 - remaining	$31.0
2015	$38.9
2016	$38.9
2017	$13.8
2018	$12.0
Amortization expense of intangible assets was $10.6 million and $11.9 million for the three months ended March 31, 2014, and March 30, 2013, respectively, and is presented within marketing, general and administrative expenses. This excludes the accelerated amortization recognized for the write-off of the intangible asset associated with the termination of MMI operations in the first quarter of 2014. See Note 4, "Investments" for further discussion.
We completed our required annual goodwill and indefinite-lived intangible impairment testing as of June 30, 2013, the first day of our fiscal year 2013 third quarter, and concluded there were no impairments of goodwill within our Europe, Canada or India reporting units or impairments of our indefinite-lived intangible assets, with the exception of the Jelen and Ostravar brand intangibles as discussed below.
Reporting Units and Goodwill
The operations in each of the specific regions within our Canada, Europe and MCI segments are considered components based on the availability of discrete financial information and the regular review by segment management. We have concluded that the components within the Canada and Europe segments each meet the criteria as having similar economic characteristics and therefore have aggregated these components into the Canada and Europe reporting units, respectively. Additionally, we determined that the components within our MCI segment do not meet the criteria for aggregation, and therefore, the operations of our India business constitute a separate reporting unit at the component level.
Our annual goodwill impairment testing determined that our Europe and Canada reporting units were at risk of failing step one of the goodwill impairment test. Specifically, the fair value of the Europe and Canada reporting units were estimated at approximately 11% and 16% in excess of carrying value, respectively, as of the testing date. The risk in the Europe reporting unit is due to continued adverse impacts of a weak economy in Europe partially offset by the realized benefits of combining our U.K. and Central Europe businesses. The Canada reporting unit had a marginal improvement over the prior year primarily as a result of incremental anticipated cost savings and improvements to market multiples more than offsetting the continued competitive pressures and challenging macroeconomic conditions in the Canada market.
Indefinite-Lived Intangibles

In 2013, our annual indefinite-lived intangible impairment testing determined that the fair values of the Jelen and Ostravar indefinite-lived brand intangibles within our Europe segment were below their respective carrying values. As a result, we recorded an aggregate impairment charge of $150.9 million within special items in the third quarter of 2013. Additionally, two brands, Ozujsko in Croatia and Branik in Czech Republic, were determined to be at risk of future impairment as a result of discount rate pressures due to country specific macroeconomic risk factors that are currently more than offset by improved cash flow projections driven by post-acquisition performance and innovations. The Jelen, Ozujsko and Branik brands are, therefore, at risk of future impairment with an aggregate fair value estimated at approximately 1% in excess of their aggregate carrying value as of the impairment testing date. As of March 31, 2014, these at-risk intangible assets had a carrying value of $1,306.1 million. Additionally, in conjunction with the brand impairment test, we reclassified Ostravar as a definite-lived intangible asset.

Separately, our Molson core brand intangible continues to be at risk of future impairment with a fair value estimated at approximately 10% in excess of its carrying value as of the impairment testing date, as the Molson core brands have continued to face significant competitive pressures and challenging macroeconomic conditions in the Canada market. These challenges have been partially offset by anticipated cost savings initiatives. As of March 31, 2014, the Molson core brand intangible had a carrying value of $2,747.4 million.
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the first quarter of 2014. However, recent litigation related to the licensing agreement with Miller in Canada resulted in a $17.9 million impairment charge of our definite-lived intangible asset related to our licensing agreement in December 2013. As of March 31, 2014, the intangible has a remaining carrying value of $34.0 million with an estimated remaining life of approximately three years. The outcome of the litigation or any future settlement discussions with Miller could result in additional impairments. See Note 15, "Commitments and Contingencies" for further discussion.

11. Debt
Debt obligations
Our total borrowings as of March 31, 2014, and December 31, 2013, were composed of the following:

	As of
	March 31, 2014	December 31, 2013
	(In millions)
Senior notes:
€500 million 0.0% convertible note due 2013(1)	$15.0	$61.8
Canadian Dollar ("CAD") 900 million 5.0% notes due 2015	814.5	847.2
CAD 500 million 3.95% Series A notes due 2017	452.5	470.7
$300 million 2.0% notes due 2017	300.0	300.0
$500 million 3.5% notes due 2022	500.0	500.0
$1.1 billion 5.0% notes due 2042	1,100.0	1,100.0
Other long-term debt	0.1	0.2
Long-term credit facilities(2)	—	—
Less: unamortized debt discounts and other	(4.8)	(5.1)
Total long-term debt (including current portion)	3,177.3	3,274.8
Less: current portion of long-term debt	(15.0)	(61.8)
Total long-term debt	$3,162.3	$3,213.0

Short-term borrowings(2)	$615.4	$525.1
Current portion of long-term debt	15.0	61.8
Current portion of long-term debt and short-term borrowings	$630.4	$586.9

(1)
On June 15, 2012, we issued a €500 million convertible note due December 31, 2013, which included a put conversion feature to the Seller. On August 13, 2013, the conversion feature was exercised for an agreed-upon value upon exercise of €510.9 million, consisting of €500 million in principal and €10.9 million for the conversion feature.

On September 3, 2013, we paid the Seller in cash a total of €466.0 million ($614.7 million) consisting of €455.1 million ($600.3 million) in principal and €10.9 million ($14.4 million) for the conversion feature. Separate from the Seller's notice to put, we had made claims with regard to the representations and warranties provided to us upon close of the Acquisition related to local country regulatory matters associated with pre-acquisition periods. As of December 31, 2013, we had withheld €44.9 million ($61.8 million) from the €500 million in principal related to these outstanding claims. During the first quarter of 2014, we released €34.0 million ($46.3 million at settlement) of the amount withheld to the Seller as a result of the settlement of one of these claims. As of March 31, 2014, the remaining amount withheld was €10.9 million ($15.0 million), which we subsequently released in April 2014 for a final principal payment of €10.9 million ($15.1 million at settlement). We did not incur any interest on amounts withheld.
The €500 million convertible note's embedded conversion feature was determined to meet the definition of a derivative required to be bifurcated and separately accounted for at fair value with changes in fair value recorded in earnings. During the first quarter of 2013, we recognized an unrealized loss of $29.5 million on the conversion feature based on the fair value movements during the quarter. The cash and non-cash interest, excluding the change in fair value of the convertible feature, resulted in an immaterial impact to our effective interest rate for the first quarter of 2013.

(2)
As of March 31, 2014, and December 31, 2013, the outstanding borrowings under the commercial paper program were $351.1 million and $379.8 million, respectively, with a weighted average effective interest rate and tenor for these outstanding borrowings of 0.42%; 26.6 days and 0.49%; 47.2 days, respectively. We have a revolving credit facility in Europe to provide €150 million on an uncommitted basis through September 2014. As of March 31, 2014, and December 31, 2013, the outstanding borrowings under this revolving credit facility were $123.9 million (€90.0 million) and $137.4 million (€100.0 million), respectively.

As of March 31, 2014, and December 31, 2013, there were no outstanding borrowings under our $400 million or $550 million revolving credit facilities which mature in the second quarters of 2015 and 2016, respectively. As of March 31, 2014, we have $573.0 million available to draw on, as the borrowing capacity is reduced by borrowings under our commercial paper program discussed above and our letters of credit in Canada.
As of March 31, 2014, and December 31, 2013, we had outstanding borrowings of $3.7 million and $3.1 million, respectively, under the Japanese Yen line of credit and no borrowings under the GBP and CAD facilities.
Our Europe segment has a notional cross-border, cross-currency cash pool for the majority of its subsidiaries. As of March 31, 2014, we had $114.1 million in bank overdrafts and $139.2 million in bank cash related to the pool for a net positive position of $25.1 million. As of December 31, 2013, we were not in an overdraft position on a net basis. Also included in short-term borrowings is $22.6 million and $4.8 million related to factoring arrangements and other short-term borrowings within our Europe business as of March 31, 2014, and December 31, 2013, respectively.
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of March 31, 2014, and December 31, 2013, the fair value of our outstanding long-term debt (including current portion) was $3,355.0 million and $3,359.1 million, respectively. All senior notes are valued based on significant observable inputs and would be classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values.
Other
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions and transfers of assets. As of March 31, 2014, and December 31, 2013, we were in compliance with all of these restrictions and have met all debt payment obligations.

12. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) ("AOCI") for the first quarter of 2014 were as follows:

	MCBC shareholders
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2013	$979.1	$14.6	$(556.3)	$(282.5)	$154.9
Foreign currency translation adjustments	(126.8)	(8.9)	0.1	—	(135.6)
Unrealized gain (loss) on derivative instruments	—	21.5	—	—	21.5
Reclassification of derivative (gain) loss to income	—	(4.7)	—	—	(4.7)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	8.3	—	8.3
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	4.5	4.5
Tax benefit (expense)	(46.4)	(5.5)	(0.7)	(2.9)	(55.5)
As of March 31, 2014	$805.9	$17.0	$(548.6)	$(280.9)	$(6.6)

Reclassifications from AOCI to income for the three months ended March 31, 2014, and March 30, 2013, were as follows:

	Three Months Ended
	March 31, 2014	March 30, 2013
	Reclassifications from AOCI		Location of gain (loss) recognized in income
	(In millions)
Gain/(loss) on cash flow hedges:
Forward starting interest rate swaps	$(0.4)	$(0.4)	Interest expense, net
Foreign currency forwards	1.6	(0.1)	Other income (expense), net
Foreign currency forwards	3.3	0.5	Cost of goods sold
Commodity swaps	0.2	(0.2)	Cost of goods sold
Total income (loss) reclassified, before tax	4.7	(0.2)
Income tax benefit (expense)	(1.5)	0.1
Net income (loss) reclassified, net of tax	$3.2	$(0.1)

Amortization of defined benefit pension and other postretirement benefit plan items:
Prior service benefit (cost)	$0.6	$0.7	(1)
Net actuarial gain (loss)	(8.9)	(14.2)	(1)
Total income (loss) reclassified, before tax	(8.3)	(13.5)
Income tax benefit (expense)	0.7	2.9
Net income (loss) reclassified, net of tax	$(7.6)	$(10.6)

Total income (loss) reclassified, net of tax	$(4.4)	$(10.7)

(1)	These components of AOCI are included in the computation of net periodic pension and other postretirement benefit cost. See Note 14, "Pension and Other Postretirement Benefits" for additional details.

13. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented in Notes 1 and 17 of the Notes included in our Annual Report and did not significantly change during the first quarter of 2014. As noted in Note 17 of the Notes included in our Annual Report, due to the nature of our counterparty agreements, and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and therefore present our derivative positions gross in our unaudited condensed consolidated balance sheets. Our significant derivative/hedge positions have not changed significantly since year-end, except as noted below.
Cross Currency Swaps
In the first quarter of 2014, we early settled the final remaining CAD 241 million notional of our outstanding currency swaps designated as a net investment hedge of our Canadian operations for $65.2 million. As of March 31, 2014, we do not have any cross currency swap positions outstanding.
Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk. The table below summarizes our derivative assets and liabilities that were measured at fair value as of March 31, 2014, and December 31, 2013.

		Fair value measurements as of March 31, 2014
	Total at March 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Foreign currency forwards	$29.9	$—	$29.9	$—
Commodity swaps	(5.8)	—	(5.8)	—
Total	$24.1	$—	$24.1	$—

		Fair value measurements as of December 31, 2013
	Total at December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(71.7)	$—	$(71.7)	$—
Foreign currency forwards	19.7	—	19.7	—
Commodity swaps	(4.9)	—	(4.9)	—
Total	$(56.9)	$—	$(56.9)	$—

As of March 31, 2014, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the three months ended March 31, 2014, were all included in Level 2.

Results of Period Derivative Activity
The tables below include the year to date results of our derivative activity in the unaudited condensed consolidated balance sheets as of March 31, 2014, and December 31, 2013, and the unaudited condensed consolidated statements of operations for the three months ended March 31, 2014, and March 30, 2013.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheet (in millions, except for certain commodity swaps with notional amounts measured in Metric Tonnes, as noted)

	March 31, 2014
			Asset derivatives		Liability derivatives
	Notional amount		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Foreign currency forwards	USD	422.6	Other current assets	$17.0	Accounts payable and other current liabilities	$—
			Other non-current assets	12.9	Other liabilities	—
Commodity swaps	kWh	846.2	Other current assets	0.7	Accounts payable and other current liabilities	(0.8)
			Other non-current assets	0.1	Other liabilities	(0.2)
Total derivatives designated as hedging instruments				$30.7		$(1.0)
Derivatives not designated as hedging instruments:
Commodity swaps	Metric tonnes (actual)	57,222	Other current assets	$0.2	Accounts payable and other current liabilities	$(2.2)
			Other non-current assets	0.1	Other liabilities	(3.7)
Total derivatives not designated as hedging instruments				$0.3		$(5.9)

	December 31, 2013
			Asset derivatives		Liability derivatives
	Notional amount		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	CAD	240.7	Other current assets	$—	Accounts payable and other current liabilities	$(71.7)
Foreign currency forwards	USD	476.1	Other current assets	11.5	Accounts payable and other current liabilities	—
			Other non-current assets	8.2	Other liabilities	—
Commodity swaps	kWh	848.8	Other current assets	0.2	Accounts payable and other current liabilities	(0.2)
			Other non-current assets	0.1	Other liabilities	(0.3)
Total derivatives designated as hedging instruments				$20.0		$(72.2)
Derivatives not designated as hedging instruments:
Commodity swaps	Metric tonnes (actual)	55,653	Other current assets	$—	Accounts payable and other current liabilities	$(2.0)
			Other non-current assets	—	Other liabilities	(2.7)
Total derivatives not designated as hedging instruments				$—		$(4.7)

The Pretax Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (in millions)

For the Three Months Ended March 31, 2014
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forwards	14.7	Other income (expense), net	1.6	Other income (expense), net	—
		Cost of goods sold	3.3	Cost of goods sold	—
Commodity swaps	0.3	Cost of goods sold	0.2	Cost of goods sold	—
Total	$15.0		$4.7		$—

For the Three Months Ended March 31, 2014
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$6.5	Other income (expense), net	$—	Other income (expense), net	$—
Total	$6.5		$—		$—

For the Three Months Ended March 30, 2013
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forwards	8.9	Other income (expense), net	(0.1)	Other income (expense), net	—
		Cost of goods sold	0.5	Cost of goods sold	—
Commodity swaps	0.6	Cost of goods sold	(0.2)	Cost of goods sold	—
Total	$9.5		$(0.2)		$—

For the Three Months Ended March 30, 2013
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$14.2	Other income (expense), net	$—	Other income (expense), net	$—
€120 million term loan due 2016	3.7	Other income (expense), net	—	Other income (expense), net	—
Total	$17.9		$—		$—
During the periods presented we recorded no significant ineffectiveness related to these cash flow and net investment hedges.
We expect net gains of approximately $16.9 million (pre-tax) recorded in AOCI at March 31, 2014, will be reclassified into earnings within the next 12 months. The maximum length of time over which forecasted transactions are hedged at March 31, 2014, is 3.8 years, and such transactions relate to foreign exchange and commodity exposures.

Other Derivatives (in millions)

For the Three Months Ended March 31, 2014
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(1.3)
Total		$(1.3)

For the Three Months Ended March 30, 2013
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Equity conversion feature of debt	Interest expense, net	$(29.7)
	Other income (expense), net	0.2
Commodity Swaps	Cost of goods sold	—
Foreign currency forwards	Other income (expense), net	(10.6)
Total		$(40.1)
14. Pension and Other Postretirement Benefits
Net Periodic Pension and Other Postretirement Benefits ("OPEB") Cost

	For the Three Months Ended
	March 31, 2014			March 30, 2013
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net periodic pension and OPEB cost:
Service cost - benefits earned during the year	$3.3	$0.7	$4.0	$4.0	$0.9	$4.9
Interest cost on projected benefit obligation	42.1	1.7	43.8	39.4	1.8	41.2
Expected return on plan assets	(49.1)	—	(49.1)	(44.7)	—	(44.7)
Amortization of prior service cost (benefit)	0.2	(0.8)	(0.6)	0.2	(0.9)	(0.7)
Amortization of net actuarial loss (gain)	9.1	(0.2)	8.9	14.3	(0.1)	14.2
Less: expected participant contributions	(0.3)	—	(0.3)	(0.3)	—	(0.3)
Net periodic pension and OPEB cost	$5.3	$1.4	$6.7	$12.9	$1.7	$14.6
During the three months ended March 31, 2014, employer contributions to the defined benefit plans were $14.9 million. Total fiscal year 2014 employer contributions to the defined benefit plans are expected to be approximately $20 million to $40 million based on foreign exchange rates as of March 31, 2014. MillerCoors, BRI and BDL contributions to their defined benefit pension and other postretirement benefit plans are not included above, as they are not consolidated in our financial statements.
15. Commitments and Contingencies
Discontinued Operations
Kaiser
In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In addition, we provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. The discontinued operations balances within the current and non-current liabilities of our unaudited condensed consolidated balance sheets consist entirely of our estimates of these liabilities. These liabilities are denominated in Brazilian Reais and are therefore subject to foreign exchange gains or losses, which are recognized in the discontinued operations section of the unaudited condensed consolidated statement of operations. There have been no changes in the underlying liabilities from the year ended December 31, 2013, therefore all changes in the current and non-current liabilities of discontinued operations during the three months ended March 31, 2014, are due to fluctuations in foreign exchange rates from December 31, 2013, to March 31, 2014. In the three months ended March 31, 2014, and March 30, 2013, we recognized losses of $1.9 million and $0.9 million, respectively, from discontinued operations associated with foreign exchange gains and losses related to indemnities we provided to FEMSA. Our exposure related to the tax, civil and labor indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. Separately, the maximum potential claims amount remaining for the purchased tax credits was $154.2 million as of March 31, 2014.
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
Related to guarantees, other liabilities in the accompanying unaudited condensed consolidated balance sheets include $5.5 million as of March 31, 2014, and $5.8 million as of December 31, 2013, both of which are non-current.
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have accrued an aggregate of $15.4 million as of March 31, 2014, and $14.0 million as of December 31, 2013. We believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated financial statements.
In addition to the specific case discussed below, we are involved in other disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material impact on our business, consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.
In 2013, we became aware of potential liabilities in several Central European countries primarily related to local country regulatory matters associated with pre-acquisition periods. We recorded liabilities related to these matters in the second quarter of 2013 as we finalized purchase price accounting related to the Acquisition. During the first quarter of 2014, these matters were favorably resolved and we released the associated indirect tax and income tax related reserves, inclusive of post-acquisition accrued interest, resulting in a gain of $13.0 million, recorded within marketing, general and administrative expenses and an income tax benefit of $18.5 million. As a result of the resolution, we released amounts previously withheld with regard to these matters to the Seller. See Note 11, "Debt" for further discussion.
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
Litigation and Other Disputes
In December 2012, Miller Brewing Company (“Miller”) orally informed us of its intent to terminate the license agreement between Miller and us whereby we have exclusive rights to distribute certain Miller products in Canada (the “License Agreement”). Miller alleges that we failed to meet certain volume sales targets under the License Agreement. We do not believe Miller has any right under the License Agreement or otherwise to terminate the License Agreement. We filed a lawsuit in Ontario, Canada (Molson Canada 2005 v. Miller Brewing Company, Sup. Ct. of Justice-Ontario, CV-12-470589) seeking an injunction preventing Miller from terminating the License Agreement and ordering Miller to abide by its contractual terms. On January 18, 2013, Miller sent written notice to us purporting to terminate the License Agreement. On June 20, 2013, we were granted an injunction preventing Miller's termination of the License Agreement, pending a trial on the merits, originally scheduled for December 2013. During December 2013, upon completion of discovery and exchange of affidavits, both parties requested an extension of the trial and entered into private settlement discussions. The parties have been unable to reach a settlement at this time. On May 2, 2014, the court set a new trial date that has been tentatively scheduled for November 2014.
At trial we would intend to vigorously assert and defend our rights in this lawsuit. The ultimate outcome of the litigation could result in a materially different outcome than currently estimated by management, including the potential of further impairment beyond the $17.9 million non-cash charge recorded in the fourth quarter of 2013, or possible recovery of previously impaired amounts. We recognized net sales related to the License Agreement of $13.9 million and $17.2 million for the three months ended March 31, 2014, and March 30, 2013, respectively. Additionally, as of March 31, 2014, we had a definite-lived intangible asset related to the License Agreement with a carrying value of $34.0 million and a remaining life of approximately three years.
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
The assumptions used are as follows:

•	trust management costs are included in projections with regard to the $120 million threshold, but are expensed only as incurred;

•	income taxes, which we believe are not an included cost, are excluded from projections with regard to the $120 million threshold;

•	a 2.5% inflation rate for future costs; and

•	certain operations and maintenance costs were discounted using a 3.15% risk-free rate of return.
Based on these assumptions, the present value and gross amount of the costs at March 31, 2014, are approximately $2.8 million and $7.3 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.

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
Europe and MCI
We are subject to the requirements of governmental and local environmental and occupational health and safety laws and regulations within each of the countries in which we operate. Compliance with these laws and regulations did not materially affect our first quarter of 2014 capital expenditures, results of operations or our financial or competitive position, and we do not anticipate that they will do so during the remainder of the year.
16. Supplemental Guarantor Information
        For purposes of this Note 16, including the tables, "Parent Guarantor and 2012 Issuer" shall mean MCBC and "Subsidiary Guarantors" shall mean certain U.S., European and Canadian subsidiaries reflecting the substantial operations of each of our U.S. and Canadian segments, as well as our U.K. operations of our European segment.
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
None of our other outstanding debt is publicly registered, and it is all guaranteed on a senior and unsecured basis by the Parent Guarantor and Subsidiary Guarantors. These guarantees are full and unconditional and joint and several. See Note 11, "Debt" for details of all debt issued and outstanding as of March 31, 2014.
Presentation
Effective the first quarter of 2014, we changed our interim accounting for advertising expenses and have applied the change to our historical interim periods retrospectively. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further information. Note that we do not consider the impacts material to the presentation of our interim guarantor condensed consolidating statements of operations or condensed consolidating statement of cash flows.
During the third quarter of 2013, we identified that we had incorrectly recorded tax adjustments related to certain foreign currency movements in the financial statements for both the first and second quarters of 2013. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further information. We have revised comprehensive income (loss) attributable to MCBC in the condensed consolidating statement of operations for the three months ended March 30, 2013, and will revise amounts for the three and six months ended June 29, 2013 in future filings. The impact of correcting these errors has been reflected in our condensed consolidating statement of operations for the nine months ended September 28, 2013. This revision, in addition to the change in accounting described above, resulted in adjustments to comprehensive income (loss) attributable to MCBC within the condensed consolidating statement of operations for the Parent Guarantor from $(206.2) million, as previously reported, to $(232.7) million, as adjusted, for the three months ended March 30, 2013, $225.9 million, as previously reported, to $180.6 million, as adjusted, for the three months ended June 29, 2013, and $19.7 million, as previously reported, to $(52.1) million, as adjusted, for the six months ended June 29, 2013.
The following information sets forth the condensed consolidating statements of operations for the three months ended March 31, 2014, and March 30, 2013, condensed consolidating balance sheets as of March 31, 2014, and December 31, 2013, and condensed consolidating statements of cash flows for the three months ended March 31, 2014, and March 30, 2013. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Guarantor and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$8.0	$950.8	$259.0	$(39.5)	$1,178.3
Excise taxes	—	(304.9)	(57.4)	—	(362.3)
Net sales	8.0	645.9	201.6	(39.5)	816.0
Cost of goods sold	—	(404.7)	(142.8)	24.3	(523.2)
Gross profit	8.0	241.2	58.8	(15.2)	292.8
Marketing, general and administrative expenses	(31.2)	(173.8)	(74.1)	15.2	(263.9)
Special items, net	—	(10.7)	63.2	—	52.5
Equity income (loss) in subsidiaries	201.4	(33.7)	21.2	(188.9)	—
Equity income in MillerCoors	—	122.8	—	—	122.8
Operating income (loss)	178.2	145.8	69.1	(188.9)	204.2
Interest income (expense), net	(21.4)	75.8	(89.8)	—	(35.4)
Other income (expense), net	0.3	2.0	(1.5)	—	0.8
Income (loss) from continuing operations before income taxes	157.1	223.6	(22.2)	(188.9)	169.6
Income tax benefit (expense)	6.3	(15.3)	4.2	—	(4.8)
Net income (loss) from continuing operations	163.4	208.3	(18.0)	(188.9)	164.8
Income (loss) from discontinued operations, net of tax	—	—	(1.9)	—	(1.9)
Net income (loss) including noncontrolling interests	163.4	208.3	(19.9)	(188.9)	162.9
Less: Net (income) loss attributable to noncontrolling interests	—	—	0.5	—	0.5
Net income (loss) attributable to MCBC	$163.4	$208.3	$(19.4)	$(188.9)	$163.4
Comprehensive income (loss) attributable to MCBC	$1.9	$94.0	$(21.9)	$(72.1)	$1.9

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 30, 2013
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$3.9	$972.8	$240.4	$(32.3)	$1,184.8
Excise taxes	—	(303.8)	(52.5)	—	(356.3)
Net sales	3.9	669.0	187.9	(32.3)	828.5
Cost of goods sold	—	(427.7)	(146.7)	27.3	(547.1)
Gross profit	3.9	241.3	41.2	(5.0)	281.4
Marketing, general and administrative expenses	(37.1)	(184.3)	(77.5)	5.0	(293.9)
Special items, net	(0.3)	(0.8)	(0.4)	—	(1.5)
Equity income (loss) in subsidiaries	99.6	(151.3)	35.2	16.5	—
Equity income in MillerCoors	—	117.4	—	—	117.4
Operating income (loss)	66.1	22.3	(1.5)	16.5	103.4
Interest income (expense), net	(26.0)	48.1	(97.0)	—	(74.9)
Other income (expense), net	(13.6)	30.8	(12.9)	—	4.3
Income (loss) from continuing operations before income taxes	26.5	101.2	(111.4)	16.5	32.8
Income tax benefit (expense)	2.0	(3.0)	(1.0)	—	(2.0)
Net income (loss) from continuing operations	28.5	98.2	(112.4)	16.5	30.8
Income (loss) from discontinued operations, net of tax	—	—	(0.9)	—	(0.9)
Net income (loss) including noncontrolling interests	28.5	98.2	(113.3)	16.5	29.9
Less: Net (income) loss attributable to noncontrolling interests	—	—	(1.4)	—	(1.4)
Net income (loss) attributable to MCBC	$28.5	$98.2	$(114.7)	$16.5	$28.5
Comprehensive income (loss) attributable to MCBC	$(232.7)	$(124.5)	$(226.0)	$350.5	$(232.7)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 31, 2014
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$28.6	$108.3	$200.7	$—	$337.6
Accounts receivable, net	0.4	405.8	145.9	—	552.1
Other receivables, net	65.8	57.6	37.9	—	161.3
Total inventories, net	—	215.1	48.1	—	263.2
Other current assets, net	9.1	64.1	50.5	—	123.7
Deferred tax assets	—	1.4	47.8	(2.8)	46.4
Intercompany accounts receivable	—	3,340.5	167.8	(3,508.3)	—
Total current assets	103.9	4,192.8	698.7	(3,511.1)	1,484.3
Properties, net	31.7	1,241.7	662.8	—	1,936.2
Goodwill	—	1,155.9	1,238.8	—	2,394.7
Other intangibles, net	—	4,130.7	2,521.6	—	6,652.3
Investment in MillerCoors	—	2,608.5	—	—	2,608.5
Net investment in and advances to subsidiaries	12,930.3	3,428.5	6,500.6	(22,859.4)	—
Deferred tax assets	8.5	1.9	0.1	5.2	15.7
Other assets	34.8	177.1	62.2	—	274.1
Total assets	$13,109.2	$16,937.1	$11,684.8	$(26,365.3)	$15,365.8
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$67.7	$845.3	$354.0	$—	$1,267.0
Deferred tax liabilities	10.6	159.5	—	(2.8)	167.3
Current portion of long-term debt and short-term borrowings	351.1	15.0	264.3	—	630.4
Discontinued operations	—	—	7.1	—	7.1
Intercompany accounts payable	2,173.4	258.1	1,076.8	(3,508.3)	—
Total current liabilities	2,602.8	1,277.9	1,702.2	(3,511.1)	2,071.8
Long-term debt	1,896.2	1,266.0	0.1	—	3,162.3
Pension and postretirement benefits	2.6	427.0	6.9	—	436.5
Deferred tax liabilities	—	0.2	927.1	5.2	932.5
Other liabilities	9.8	22.9	87.3	—	120.0
Discontinued operations	—	—	18.0	—	18.0
Intercompany notes payable	—	1,546.7	5,824.5	(7,371.2)	—
Total liabilities	4,511.4	4,540.7	8,566.1	(10,877.1)	6,741.1
MCBC stockholders' equity	8,600.9	18,403.8	4,455.6	(22,859.4)	8,600.9
Intercompany notes receivable	(3.1)	(6,007.4)	(1,360.7)	7,371.2	—
Total stockholders' equity	8,597.8	12,396.4	3,094.9	(15,488.2)	8,600.9
Noncontrolling interests	—	—	23.8	—	23.8
Total equity	8,597.8	12,396.4	3,118.7	(15,488.2)	8,624.7
Total liabilities and equity	$13,109.2	$16,937.1	$11,684.8	$(26,365.3)	$15,365.8

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2013
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$90.6	$248.7	$103.0	$—	$442.3
Accounts receivable, net	0.7	466.3	136.6	—	603.6
Other receivables, net	48.0	56.5	19.9	—	124.4
Total inventories, net	—	166.8	38.5	—	205.3
Other current assets, net	8.4	60.1	43.2	—	111.7
Deferred tax assets	—	—	53.3	(2.9)	50.4
Intercompany accounts receivable	—	3,186.8	196.5	(3,383.3)	—
Total current assets	147.7	4,185.2	591.0	(3,386.2)	1,537.7
Properties, net	31.0	1,282.8	656.3	—	1,970.1
Goodwill	—	1,161.8	1,256.9	—	2,418.7
Other intangibles, net	—	4,292.3	2,532.8	—	6,825.1
Investment in MillerCoors	—	2,506.5	—	—	2,506.5
Net investment in and advances to subsidiaries	12,860.9	3,303.7	6,654.9	(22,819.5)	—
Deferred tax assets	28.8	3.1	1.0	5.4	38.3
Other assets	35.5	175.0	73.2	—	283.7
Total assets	$13,103.9	$16,910.4	$11,766.1	$(26,200.3)	$15,580.1
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$52.2	$998.6	$359.5	$—	$1,410.3
Deferred tax liabilities	8.8	132.2	—	(2.9)	138.1
Current portion of long-term debt and short-term borrowings	379.7	61.8	145.4	—	586.9
Discontinued operations	—	—	6.8	—	6.8
Intercompany accounts payable	2,120.7	228.3	1,034.3	(3,383.3)	—
Total current liabilities	2,561.4	1,420.9	1,546.0	(3,386.2)	2,142.1
Long-term debt	1,896.2	1,316.6	0.2	—	3,213.0
Pension and postretirement benefits	2.6	453.3	6.7	—	462.6
Deferred tax liabilities	—	—	906.0	5.4	911.4
Other liabilities	8.0	22.4	139.5	—	169.9
Discontinued operations	—	—	17.3	—	17.3
Intercompany notes payable	—	1,693.9	6,138.9	(7,832.8)	—
Total liabilities	4,468.2	4,907.1	8,754.6	(11,213.6)	6,916.3
MCBC stockholders' equity	8,638.9	18,332.5	4,487.0	(22,819.5)	8,638.9
Intercompany notes receivable	(3.2)	(6,329.2)	(1,500.4)	7,832.8	—
Total stockholders' equity	8,635.7	12,003.3	2,986.6	(14,986.7)	8,638.9
Noncontrolling interests	—	—	24.9	—	24.9
Total equity	8,635.7	12,003.3	3,011.5	(14,986.7)	8,663.8
Total liabilities and equity	$13,103.9	$16,910.4	$11,766.1	$(26,200.3)	$15,580.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$8.0	$98.1	$43.6	$—	$149.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(3.0)	(42.5)	(19.8)	—	(65.3)
Proceeds from sales of properties and other assets	—	1.4	0.3	—	1.7
Investment in MillerCoors	—	(354.9)	—	—	(354.9)
Return of capital from MillerCoors	—	259.5	—	—	259.5
Loan repayments	—	2.2	—	—	2.2
Loan advances	—	(1.6)	(15.1)	—	(16.7)
Net intercompany investing activity	—	140.1	127.5	(267.6)	—
Net cash provided by (used in) investing activities	(3.0)	4.2	92.9	(267.6)	(173.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	20.2	—	—	—	20.2
Excess tax benefits from share-based compensation	2.0	—	—	—	2.0
Dividends paid	(60.2)	—	(8.0)	—	(68.2)
Payments for purchase of noncontrolling interest	—	—	(0.2)		(0.2)
Payments on long-term debt and capital lease obligations	(0.4)	(46.4)	(0.1)	—	(46.9)
Proceeds from short-term borrowings	—	—	20.9	—	20.9
Payments on short-term borrowings	—	—	(12.5)	—	(12.5)
Payments on settlement of derivative instruments	—	(65.2)	—	—	(65.2)
Net proceeds from (payments on) revolving credit facilities and commercial paper	(28.6)	—	(13.2)	—	(41.8)
Change in overdraft balances and other	—	—	111.5	—	111.5
Net intercompany financing activity	—	(127.5)	(140.1)	267.6	—
Net cash provided by (used in) financing activities	(67.0)	(239.1)	(41.7)	267.6	(80.2)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(62.0)	(136.8)	94.8	—	(104.0)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(3.6)	2.9	—	(0.7)
Balance at beginning of year	90.6	248.7	103.0	—	442.3
Balance at end of period	$28.6	$108.3	$200.7	$—	$337.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 30, 2013
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(58.0)	$174.6	$2.5	$(0.7)	$118.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(1.6)	(30.2)	(36.5)	—	(68.3)
Proceeds from sales of properties and other assets	—	1.2	2.5	—	3.7
Investment in MillerCoors	—	(331.8)	—	—	(331.8)
Return of capital from MillerCoors	—	222.4	—	—	222.4
Loan repayments	—	2.6	—	—	2.6
Loan advances	—	(2.5)	—	—	(2.5)
Net intercompany investing activity	—	(9.4)	—	9.4	—
Net cash provided by (used in) investing activities	(1.6)	(147.7)	(34.0)	9.4	(173.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	27.2	—	—	—	27.2
Excess tax benefits from share-based compensation	1.6	—	—	—	1.6
Dividends paid	(51.2)	—	(7.7)	0.7	(58.2)
Payments for purchase of noncontrolling interest	—	—	(0.2)	—	(0.2)
Proceeds from short-term borrowings	—	—	5.9	—	5.9
Payments on short-term borrowings	—	—	(13.8)	—	(13.8)
Net proceeds from (payments on) revolving credit facilities	—	—	(1.2)	—	(1.2)
Change in overdraft balances and other	—	(0.2)	3.7	—	3.5
Net intercompany financing activity	—	—	9.4	(9.4)	—
Net cash provided by (used in) financing activities	(22.4)	(0.2)	(3.9)	(8.7)	(35.2)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(82.0)	26.7	(35.4)	—	(90.7)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(16.7)	(5.1)	—	(21.8)
Balance at beginning of year	189.8	249.3	184.9	—	624.0
Balance at end of period	$107.8	$259.3	$144.4	$—	$511.5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in this Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 ("Annual Report"), as well as our unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q. Due to the seasonality of our operating results, quarterly financial results are not an appropriate basis from which to project annual results.
Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments and Corporate. Our reporting segments include: Molson Coors Canada ("MCC" or Canada segment), operating in Canada; MillerCoors LLC ("MillerCoors" or U.S. segment), which is accounted for by us under the equity method of accounting, operating in the United States ("U.S."); Molson Coors Europe (Europe segment), operating in Bosnia-Herzegovina, Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, Slovakia and the United Kingdom ("U.K."); and Molson Coors International ("MCI"), operating in various other countries.
References to Central Europe reflect our operations in Bosnia-Herzegovina, Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, Romania, Serbia and Slovakia, as a result of our acquisition (the "Acquisition") of StarBev Holdings S.à r.l. ("StarBev") from StarBev L.P. (the "Seller") on June 15, 2012, and the results of these operations are included within our Europe segment.
Unless otherwise indicated, information in this report is presented in U.S. dollars ("USD" or "$") and comparisons are to comparable prior periods noted below.
Our Fiscal Year
On November 14, 2013, our Board of Directors approved a resolution to change MCBC's fiscal year from a 52/53 week fiscal year to a calendar year. As such, our 2013 fiscal year was extended from December 28, 2013, to December 31, 2013, with subsequent fiscal years beginning on January 1 and ending on December 31 of each year. Beginning January 1, 2014, quarterly results reflect the three month periods ending March 31, June 30, September 30, and December 31. This change aligned our fiscal year and interim reporting periods with our Central Europe business and MillerCoors, which were already following a monthly fiscal reporting calendar. Unless otherwise indicated, and with the exception of the Central Europe business and Miller Coors, the first quarter of 2013 and the three months ended March 30, 2013 refer to the thirteen weeks ended March 30, 2013. The first quarter of 2014 refers to the three months ended March 31, 2014. Fiscal year 2014 refers to the 12 months ending December 31, 2014, and fiscal year 2013 refers to the period from December 30, 2012, to December 31, 2013. The impact of the additional days in fiscal year 2013 is immaterial to the unaudited condensed consolidated financial statements.

The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results that may be achieved for the full fiscal year.

Change in Interim Period Accounting for Advertising Expenses
Effective beginning the first quarter of 2014, we changed our method of accounting for advertising expenses during interim periods. The change has been applied retrospectively to all prior interim periods, and advertising expense for such interim periods has been recast within our current quarterly financial statements. See Part I—Item 1. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" of the unaudited condensed consolidated financial statements for additional discussion of the change in accounting policy, as well as a summary of the impact to fiscal year 2013 quarterly consolidated and segment results.
Use of Non-GAAP Measures
In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America ("U.S. GAAP"), we also present pretax and after-tax "underlying income," "underlying income per diluted share," "underlying effective tax rate," and "underlying free cash flow," which are non-GAAP measures and should be viewed as supplements to (not substitutes for) our results of operations presented under U.S. GAAP. We also present underlying earnings before interest, taxes, depreciation, and amortization ("underlying EBITDA") as a non-GAAP measure. Our management uses underlying income, underlying income per diluted share, underlying EBITDA, underlying effective tax rate and underlying free cash flow as measures of operating performance to assist in comparing performance from period to period on a consistent basis; as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; in communications with the board of directors, stockholders, analysts and investors concerning our financial performance; as useful comparisons to the performance of our competitors; and as metrics of certain management incentive compensation calculations. We believe that underlying income, underlying income per diluted share, underlying EBITDA, underlying effective tax rate and underlying free cash flow performance are used by and are useful to investors and other users of our financial statements in evaluating our operating performance because they provide an additional tool to evaluate our performance without regard to special and non-core items, which can vary substantially from company to company depending upon accounting methods and book value of assets and capital structure. We have provided reconciliations of all non-GAAP measures to their nearest U.S. GAAP measures and have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure. These adjustments consist of special items from our U.S. GAAP financial statements (see Part II-Item 8. Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" of the Notes for additional disclosure) as well as other non-core items, such as acquisition and integration related costs, unrealized mark-to-market gains and losses, and gains and losses on sales of non-operating assets, included in our U.S. GAAP results that warrant adjustment to arrive at non-GAAP results. We consider these items to be necessary adjustments for purposes of evaluating our ongoing business performance and are often considered non-recurring. Such adjustments are subjective and involve significant management judgment.
In addition to the non-GAAP measures noted above, we have certain operational measures, such as sales-to-wholesalers (“STWs”) and sales-to-retailers (“STRs”), which we believe are important metrics. STW is a metric that we use in our U.S. business to reflect the sales from our operations to our direct customers, generally wholesalers. The STW metric is important because it gives an indication of the amount of beer and adjacent products that we have produced and shipped to customers. STR is a metric that we use in our Canada and U.S. businesses to refer to sales closer to the end consumer than STWs, which generally means sales from our wholesalers or our company to retailers, who in turn sell to consumers. The STR metric is important because, unlike STWs, it provides the closest indication of the performance of our brands in relation to market and competitor sales trends.
Executive Summary
We are one of the world's largest brewers and have a diverse portfolio of owned and partner brands, including signature brands Carling, Coors Light, Molson Canadian and Staropramen, as well as craft and specialty beers such as Blue Moon, Cobra, Creemore Springs and Doom Bar. For more than 350 combined years, we have been brewing, innovating and delighting the world's beer drinkers. Our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
First Quarter 2014 Financial Highlights:
Net income from continuing operations attributable to MCBC of $165.3 million, or $0.89 per diluted share, increased $135.9 million, driven by overall improved underlying performance, as well as an $81.2 million favorable change in special and other non-core items during the quarter versus the first quarter of 2013. Underlying after-tax income increased 115.2%, to $102.2 million, or $0.55 per diluted share. This growth was driven by improved performance in all of our businesses, along with lower interest expense driven by a decrease in total debt outstanding of $858.5 million compared to March 30, 2013. We also grew underlying EBITDA by 20.4% and expanded gross, operating and after-tax margins. Our worldwide beer volume and net sales decreased 0.1% and 1.5%, respectively. The improvement across our Company was consistent, with each of our businesses achieving improved operating margins and pretax earnings in the quarter. Additionally, we used $64.6 million in underlying free cash flow during the first quarter of 2014, which represents an increase in cash used of $15.7 million from the prior year, driven by timing of working capital changes, partially offset by higher net income. We also settled our remaining outstanding cross currency swap positions and released amounts previously withheld on the €500 million convertible note to the Seller. During the quarter we continued to increase our focus on generating higher returns on our invested capital, managing our working capital and ensuring a greater return on investment for our shareholders. Overall, our strong focus on our core brands, portfolio shift to above-premium and value creating innovation has been beneficial.
Regional highlights include:

•
In our Canada segment, income from continuing operations before income taxes increased $59.9 million to $88.3 million, largely driven by a net benefit of $53.0 million recognized within special items further discussed below. Underlying pretax income increased 20.5% to $35.3 million. Both income from continuing operations before income taxes and underlying pretax income were favorably impacted by the timing of marketing and sales expenses, lower overhead costs, and higher net pricing, despite lower sales volumes in the quarter.

•
In our U.S. segment, equity income in MillerCoors increased 4.6% to $122.8 million while underlying equity income in MillerCoors increased 4.9% to $123.1 million, both increases driven by positive pricing and sales mix, cost savings, and the timing of marketing spending.

•
In our Europe segment, income from continuing operations before income taxes of $27.0 million increased $32.2 million, primarily due to volume growth and cost savings, as well as a net benefit of $10.8 million related to special and other non-core items recognized in the quarter. Underlying pre-tax income of $16.2 million increased $21.5 million driven by volume growth, cost savings and favorable foreign currency movements.

•
In our MCI segment, loss from continuing operations before income taxes and underlying pretax loss both improved $2.2 million to $3.0 million, due to strong volume and profit growth in Mexico and Latin America, improved performance in China, and lower overhead expenses.

See "Results of Operations" below for further analysis of our reportable segment results.
The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three months ended March 31, 2014, and March 30, 2013, and provides a reconciliation of "underlying income", a non-GAAP measure, to its nearest U.S. GAAP measure. See Part I-Item 1. Financial Statements, “Condensed Consolidated Statements of Operations” for additional details of our U.S. GAAP results.

	Three Months Ended
	March 31, 2014	March 30, 2013(1)	% change
	(In millions, except percentages and per share data)
Volume in hectoliters	5.913	5.750	2.8%
Net sales	$816.0	$828.5	(1.5)%
Net income attributable to MCBC from continuing operations	$165.3	$29.4	N/M
Adjustments:
Special items, net(2)	(52.5)	1.5	N/M
42% of MillerCoors specials, net of tax(3)	0.3	—	N/M
Acquisition and integration related costs(4)	—	1.8	(100.0)%
Unrealized mark-to-market (gains) and losses(5)	0.4	19.8	(98.0)%
Other non-core items(6)	(11.3)	(1.2)	N/M
Tax effect on non-GAAP items(7)	—	(3.8)	(100.0)%
Non-GAAP: Underlying income attributable to MCBC from continuing operations, net of tax	$102.2	$47.5	115.2%
Income attributable to MCBC per diluted share from continuing operations	$0.89	$0.16	N/M
Non-GAAP: Underlying income attributable to MCBC per diluted share from continuing operations	$0.55	$0.26	111.5%
N/M = Not meaningful

(1)
Amounts have been adjusted to reflect the change in interim accounting for advertising expenses. See Part I-Item 1. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements for further discussion.

(2)
See Part I—Item 1. Financial Statements, Note 6, "Special Items" of the unaudited condensed consolidated financial statements for additional information. The three months ended March 31, 2014 includes the $4.9 million write-off of the remaining carrying value of the Molson Modelo L.P. ("MMI") definite-lived intangible asset, recognized as accelerated amortization expense.

(3)
See "Results of Operations" - "United States Segment" - "Special Items, net" below for additional information. The tax effect related to our share of MillerCoors special items was zero for the three months ended March 31, 2014.

(4)	In connection with the Acquisition, we recognized fees in marketing, general and administrative expenses of $1.8 million for the three months ended March 30, 2013.

(5)
During the three months ended March 30, 2013, we recognized an unrealized loss of $29.7 million recorded as interest expense related to changes in the fair value of the conversion feature on our €500 million convertible note. Within other income (expense), we recorded unrealized gains of $0.5 million and $20.1 million in the three months ended March 31, 2014, and March 30, 2013, respectively, related to foreign currency movements on this €500 million convertible note. We additionally recorded a net loss of $10.6 million in the three months ended March 30, 2013, related to foreign exchange contracts entered into to hedge our risk associated with the payment of this foreign denominated debt. See Part I—Item 1. Financial Statements, Note 11, "Debt" and Note 13, "Derivative Instruments and Hedging Activities" of the unaudited condensed consolidated financial statements for additional information.
Additionally, the changes in fair value on our commodity swaps not designated in hedging relationships are recorded as cost of goods sold within our Corporate business activities. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. We recorded unrealized losses of $0.9 million and unrealized gains of $0.4 million related to these derivatives during the three months ended March 31, 2014, and March 30, 2013, respectively.

(6)
In the first quarter of 2014, we recognized a gain of $11.3 million within marketing, general and administrative expenses related to the release of an indirect tax reserve recorded in conjunction with the initial purchase accounting for the Acquisition and is related to the settlement of certain local country regulatory matters associated with pre-acquisition periods.

In the first quarter of 2013, we recognized a gain of $1.2 million within other income for proceeds received related to a non-income-related tax settlement resulting from historical activity within our former investment in the Montréal Canadiens.

(7)
The effect of taxes on the adjustments used to arrive at underlying income, a non-GAAP measure, is calculated based on applying the estimated underlying full-year effective tax rate to actual underlying earnings, excluding special and non-core items. The effect of taxes on special and non-core items is calculated based on the statutory tax rate applicable to the item being adjusted for in the jurisdiction from which each adjustment arises. Additionally, the three months ended March 31, 2014, includes an income tax benefit of $16.2 million related to the release of an income tax reserve recorded in conjunction with the initial purchase accounting for the Acquisition and is related to the settlement of certain local country regulatory matters associated with pre-acquisition periods. This income tax benefit fully offset the income tax effect on the adjustments used to arrive at underlying income for the three months ended March 31, 2014.

The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three months ended March 31, 2014, and March 30, 2013, and provides a reconciliation of "underlying EBITDA", a non-GAAP measure, to its nearest U.S. GAAP measure. See Part I-Item 1. Financial Statements, “Condensed Consolidated Statements of Operations” for additional details of our U.S. GAAP results.

	Three Months Ended
	March 31, 2014	March 30, 2013(1)	% change
	(In millions, except percentages and per share data)
Net income attributable to MCBC from continuing operations	$165.3	$29.4	N/M
Add: Net income (loss) attributable to noncontrolling interests	(0.5)	1.4	(135.7)%
Net income (loss) from continuing operations	$164.8	$30.8	N/M
Adjustments:
Add: Interest expense (income), net	35.4	74.9	(52.7)%
Add: Income tax expense (benefit)	4.8	2.0	140.0%
Add: Depreciation and amortization	81.2	80.2	1.2%
Adjustments included in underlying income(2)	(63.4)	21.9	N/M
Adjustments to arrive at underlying EBITDA(3)	(4.9)	(29.7)	(83.5)%
Adjustments to arrive at underlying EBITDA related to our investment in MillerCoors(4)	33.3	28.5	16.8%
Non-GAAP: Underlying EBITDA	$251.2	$208.6	20.4%
N/M = Not meaningful

(1)
Amounts have been adjusted to reflect the change in interim accounting for advertising expenses. See Part I-Item 1. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements for further discussion.

(2)	Includes adjustments to non-GAAP underlying income within the table above related to special and non-core items.

(3)
Represents adjustments to remove amounts related to interest, depreciation and amortization included in the adjustments to non-GAAP underlying income above, as these items are added back as adjustments to net income attributable to MCBC from continuing operations.

(4)
Adjustments to our equity income from MillerCoors, which include our proportionate share of MillerCoors' interest, income tax, depreciation and amortization, specials, and amortization of the difference between the MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors.

Worldwide beer volume
Worldwide beer volume (including adjacencies, such as cider) is composed of our financial volume, royalty volume and proportionate share of equity investment sales-to-retail. Financial volume represents owned beer brands sold to unrelated external customers within our geographical markets, net of returns and allowances. Royalty beer volume consists of our brands produced and sold by third parties under various license and contract-brewing agreements. Equity investment sales-to-retail brand volume represents our ownership percentage share of volume in our subsidiaries accounted for under the equity method, including MillerCoors and Modelo Molson Imports, L.P. ("MMI"), our joint venture in Canada with Grupo Modelo S.A.B. de C.V. ("Modelo"). We finalized the termination of our MMI joint venture in the first quarter of 2014. As such, our worldwide beer volume for the three months ended March 31, 2014, includes our percentage share of volume in MMI through the transition period ended February 28, 2014. See Part I—Item 1. Financial Statements, Note 4, "Investments" of the unaudited condensed consolidated financial statements for further discussion.
The following table highlights summarized components of our sales volume for the three months ended March 31, 2014, and March 30, 2013.

	Three Months Ended
	March 31, 2014	March 30, 2013	% change
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	5.913	5.750	2.8%
Royalty volume(1)	0.300	0.261	14.9%
Owned volume	6.213	6.011	3.4%
Proportionate share of equity investment sales-to-retail(2)	5.705	5.921	(3.6)%
Total worldwide beer volume	11.918	11.932	(0.1)%

(1)	Includes our MCI segment volume that is primarily in Russia, Ukraine and Mexico and a portion of our Europe segment volume in Ireland.

(2)	Reflects the addition of our proportionate share of equity method investments sales-to-retail for the periods presented.
Our worldwide beer volume decreased 0.1% in the three months ended March 31, 2014, primarily due to lower sales volume in Canada and the U.S., partially offset by higher sales volume in Europe, as well as in MCI, which includes higher royalty volume from Mexico.

Income taxes
Our effective tax rate was approximately 3% and 6% for the three months ended March 31, 2014, and March 30, 2013, respectively. The effective tax rate for the first quarter of 2013 has been adjusted to reflect the impact from the change in interim accounting for advertising expenses. See Part I-Item 1. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion. Our effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our Canada and Europe businesses, as well as the discrete items further discussed below. The tax rate for the three months ended March 31, 2014, decreased versus the three months ended March 30, 2013, primarily due to increased discrete tax benefits resulting from the favorable resolution of unrecognized tax positions related to tax audits settled in the first quarter of 2014, and the release of valuation allowances in Europe. Our total net discrete tax benefit was $24.8 million in the first quarter of 2014, which reduced our quarterly effective tax rate by 15 percentage points. Our underlying effective tax rate, a non-GAAP measure, was approximately 5% and 11% for the three months ended March 31, 2014, and March 30, 2013, respectively. Our underlying effective tax rate was lower for the three months ended March 31, 2014, due primarily to the release of certain valuation allowances.

	Three Months Ended
	March 31, 2014	March 30, 2013(1)
Effective tax rate	3%	6%
Adjustments:
Non-core tax benefits	7%	—%
Tax impact of special and other non-core items	(5)%	5%
Non-GAAP: Underlying effective tax rate	5%	11%

(1)
Amounts have been adjusted to reflect the change in interim accounting for advertising expenses. See Part I-Item 1. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements for further discussion.

Discontinued operations
Discontinued operations are associated with the formerly-owned Cervejarias Kaiser Brasil S.A. ("Kaiser") business in Brazil. See Part I—Item 1. Financial Statements, Note 15, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for discussions of the nature of amounts recognized in the Discontinued Operations section of the unaudited condensed consolidated financial statements, which consist of amounts associated with indemnity obligations to FEMSA Cerveza S.A. de C.V. ("FEMSA") related to purchased tax credits and other tax, civil and labor issues.

Results of Operations
Canada Segment
The Canada segment consists of our production, marketing and sales of the Molson family of brands, Carling, Coors Light, Rickard's, and other owned and licensed brands in Canada. The Canada segment also includes Brewers' Retail Inc. ("BRI"), our joint venture arrangement related to the distribution and retail sale of beer in Ontario, and Brewers' Distributor Ltd. ("BDL"), our joint venture arrangement related to the distribution of beer in the western provinces. Both BRI and BDL are accounted for under the equity method. Additionally, the Canada segment results include MMI, the joint venture established to import, distribute, and market the Modelo beer brand portfolio across all Canadian provinces and territories. MMI was accounted for under the equity method. In November 2013, Anheuser-Busch InBev ("ABI") and MCBC entered into an agreement providing for the accelerated termination of the MMI joint venture, which was terminated on February 28, 2014. See Part I—Item 1. Financial Statements, Note 4, "Investments" to the unaudited condensed consolidated financial statements for further discussion.
The following represents our results of operations for Canada for the three months ended March 31, 2014, and March 30, 2013.

	Three Months Ended
	March 31, 2014	March 30, 2013(1)	% change
	(In millions, except percentages)
Volume in hectoliters	1.563	1.654	(5.5)%
Sales	$455.6	$522.0	(12.7)%
Excise taxes	(108.5)	(126.4)	(14.2)%
Net sales	347.1	395.6	(12.3)%
Cost of goods sold	(216.7)	(249.1)	(13.0)%
Gross profit	130.4	146.5	(11.0)%
Marketing, general and administrative expenses	(96.0)	(117.0)	(17.9)%
Special items, net	53.0	(2.1)	N/M
Operating income (loss)	87.4	27.4	N/M
Other income (expense), net	0.9	1.0	(10.0)%
Income (loss) from continuing operations before income taxes	$88.3	$28.4	N/M
Adjusting items:
Special items, net	(53.0)	2.1	N/M
Other non-core items	—	(1.2)	(100.0)%
Non-GAAP: Underlying pre-tax income (loss)	$35.3	$29.3	20.5%
N/M = Not meaningful

(1)
Amounts have been adjusted to reflect the change in interim accounting for advertising expenses. See Part I-Item 1. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements for further discussion.

Foreign currency impact on results
During the three months ended March 31, 2014, the Canadian Dollar ("CAD") depreciated versus the USD on an average basis, resulting in an approximate decrease of $8 million and $2 million to our USD earnings before income taxes and USD underlying pretax income, respectively.
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

Volume and net sales
Our Canada STRs decreased 5.7% during the three months ended March 31, 2014, driven by weak consumer demand and promotional challenges, as well as the change to our fiscal calendar and the loss of the Modelo brands associated with the termination of the MMI joint venture. Our Canada sales volume decreased 5.5% during the three months ended March 31, 2014.
Our net sales per hectoliter increased 1.5% in local currency during the three months ended March 31, 2014, driven by positive net pricing.
Cost of goods sold
Our cost of goods sold per hectoliter in local currency increased 0.7% during the three months ended March 31, 2014, driven by fixed-cost deleverage and brewing and material inflation, partially offset by cost savings.
Marketing, general and administrative expenses
Our marketing, general and administrative expenses decreased 10.2% in local currency for the three months ended March 31, 2014, driven by results of cost savings initiatives and overhead cost reductions, along with a year-over-year difference in the timing of marketing and sales spending.
Special items, net
During the first quarter of 2014, we finalized the termination of our MMI joint venture and concurrently recognized a charge of $4.9 million for the accelerated amortization of the remaining carrying value of our definite-lived intangible asset associated with the agreement, as well as recorded a gain of $63.2 million for the payment received upon termination. See Note 4, "Investments" for further discussion.
During the three months ended March 31, 2014, we recognized charges of $5.3 million associated with a restructuring program focused on labor savings across all functions. During the three months ended March 30, 2013, we recognized restructuring charges of $1.3 million, as well as special termination charges of $0.8 million, as eligible employees elected to take early retirement. See Part I—Item 1. Financial Statements, Note 6, "Special Items" to the unaudited condensed consolidated financial statements for further discussion.
Other income (expense), net
During the three months ended March 31, 2014, and March 30, 2013, we recognized foreign currency gains of $0.9 million and losses of $0.2 million, respectively, related to movements on foreign denominated transactions. Additionally, in the first quarter of 2013, we recognized a $1.2 million gain for proceeds received related to a non-income-related tax settlement resulting from historical activity within our former investment in the Montréal Canadiens.

United States Segment
The U.S. segment consists of our interest, and results from our interest, in MillerCoors, our joint venture with SABMiller plc ("SABMiller") for all U.S. operations. MillerCoors produces, markets and sells beer brands in the U.S. and Puerto Rico. Its major brands include Blue Moon, Coors Banquet, Coors Light, Keystone Light, Leinenkugel's, Miller High Life and Miller Lite. Our interest in MillerCoors is accounted for under the equity method of accounting. See Part I—Item 1. Financial Statements, Note 4, "Investments" to the unaudited condensed consolidated financial statements for additional information. The following represents the results of operations for MillerCoors for the three months ended March 31, 2014, and March 31, 2013.

	Three Months Ended
	March 31, 2014	March 31, 2013	% change
	(In millions, except percentages)
Volumes in hectoliters(1)	16.488	17.032	(3.2)%
Sales	$2,050.1	$2,056.7	(0.3)%
Excise taxes	(259.7)	(268.4)	(3.2)%
Net sales	1,790.4	1,788.3	0.1%
Cost of goods sold	(1,094.1)	(1,088.7)	0.5%
Gross profit	696.3	699.6	(0.5)%
Marketing, general and administrative expenses	(398.1)	(425.1)	(6.4)%
Special items, net	(0.7)	—	N/M
Operating income	297.5	274.5	8.4%
Interest income (expense), net	(0.3)	(0.5)	(40.0)%
Other income (expense), net	0.3	0.8	(62.5)%
Income (loss) from continuing operations before income taxes	297.5	274.8	8.3%
Income tax expense	(1.9)	(0.4)	N/M
Income from continuing operations	295.6	274.4	7.7%
Less: Net income attributable to noncontrolling interests	(4.4)	(2.5)	76.0%
Net income attributable to MillerCoors	$291.2	$271.9	7.1%
Adjusting items:
Special items	0.7	—	N/M
Non-GAAP: Underlying net income attributable to MillerCoors	$291.9	$271.9	7.4%
N/M = Not meaningful

(1)	Includes contract brewing and company-owned distributor sales, which are excluded from our worldwide beer volume calculation.

The following represents our proportionate share in net income attributable to MillerCoors reported under the equity method:

	Three Months Ended
	March 31, 2014	March 30, 2013	% change
	(In millions, except percentages)
Net income attributable to MillerCoors	$291.2	$271.9	7.1%
MCBC economic interest	42%	42%
MCBC proportionate share of MillerCoors net income	$122.3	$114.2	7.1%
Amortization of the difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(1)	1.1	1.2	(8.3)%
Share-based compensation adjustment(1)	(0.6)	2.0	(130.0)%
Equity income in MillerCoors	$122.8	$117.4	4.6%
Adjusting items:
MCBC proportionate share of MillerCoors special items	0.3	—	N/M
Non-GAAP: Underlying equity income in MillerCoors	$123.1	$117.4	4.9%
N/M = Not meaningful

(1)	See Part I—Item 1. Financial Statements, Note 4, "Investments" to the unaudited condensed consolidated financial statements for a detailed discussion of these equity method adjustments.
Volume and net sales
MillerCoors domestic STRs for the three months ended March 31, 2014, declined 3.4%. Domestic STWs for the three months ended March 31, 2014, decreased 3.0%.
Domestic net sales per hectoliter, which excludes contract brewing and company-owned distributor sales, increased 3.3% for the three months ended March 31, 2014, primarily due to favorable net pricing and favorable brand mix. Total net sales per hectoliter, including contract brewing and company-owned distributor sales, increased 3.4% for the three months ended March 31, 2014. Third-party contract brewing volumes decreased 4.5%.
Cost of goods sold
Cost of goods sold per hectoliter increased 3.8% for the three months ended March 31, 2014, driven by commodity and brewery inflation, lower volume and higher costs associated with brand innovation.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 6.4% for the three months ended March 31, 2014, driven primarily by the timing of media investments and lower employee-related expenses.
Special items, net
During the three months ended March 31, 2014, MillerCoors recognized restructuring charges of $0.7 million.

Europe Segment
The Europe segment consists of our production, marketing and sales of our brands, including Apatinsko, Astika, Bergenbier, Blue Moon, Borsodi, Branik, Carling, Coors Light, Jelen, Kamenitza, Niksicko, Noroc, Ostravar, Ozujsko, Sharp's Doom Bar, Staropramen and Worthington's, as well as a number of smaller regional ale brands in the U.K., Ireland and Central Europe. The European business has licensing agreements with various other brewers through which it also brews or distributes the Beck's, Belle-Vue Kriek, Hoegaarden, Leffe, Lowenbrau, Löwenweisse, Spaten and Stella Artois brands in certain Central European countries; our consolidated joint venture arrangements to produce, import and distribute the Cobra and Grolsch brands in the U.K. and the Republic of Ireland; and factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by MCBC) in the U.K. We also distribute the Modelo brands, including Corona, in the U.K. pursuant to a distribution agreement with Modelo and we contract manufacture for Heineken U.K. and Carlsberg U.K. In conjunction with negotiations in November 2013 with ABI around our Modelo distribution agreements, we agreed with ABI to continue to represent the Modelo brands in the U.K. through the end of 2014. See Part I—Item 1. Financial Statements, Note 4, "Investments" to the unaudited condensed consolidated financial statements for further discussion. Additionally, in December 2013, we entered into an agreement with Heineken to early terminate the contract brewing arrangement, whereby we produce and package Heineken products in the U.K. As a result of the termination, Heineken has agreed to pay us an aggregate early termination payment of British Pounds ("GBP") 13.0 million during and through the end of the transition period, concluding on April 30, 2015.
The following represents our results of operations for Europe for the three months ended March 31, 2014, and March 30, 2013.

	Three Months Ended
	March 31, 2014	March 30, 2013(1)	% change
	(In millions, except percentages)
Volume in hectoliters(2)	4.085	3.868	5.6%
Sales(2)	$685.8	$632.4	8.4%
Excise taxes	(248.2)	(226.0)	9.8%
Net sales(2)	437.6	406.4	7.7%
Cost of goods sold	(286.0)	(281.2)	1.7%
Gross profit	151.6	125.2	21.1%
Marketing, general and administrative expenses	(126.2)	(130.2)	(3.1)%
Special items, net	(0.5)	0.9	(155.6)%
Operating income (loss)	24.9	(4.1)	N/M
Interest income(3)	1.1	1.2	(8.3)%
Other income (expense), net	1.0	(2.3)	(143.5)%
Income (loss) from continuing operations before income taxes	$27.0	$(5.2)	N/M
Adjusting items:
Special items	0.5	(0.9)	(155.6)%
Acquisition and integration related costs	—	0.8	(100.0)%
Other non-core items	(11.3)	—	N/M
Non-GAAP: Underlying pre-tax income (loss)	$16.2	$(5.3)	N/M
N/M = Not meaningful

(1)
Amounts have been adjusted to reflect the change in interim accounting for advertising expenses. See Part I-Item 1. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements for further discussion.

(2)
Gross segment sales include intercompany sales to MCI consisting of $1.2 million of net sales and 0.013 million hectoliters for the three months ended March 31, 2014. Gross segment sales include intercompany sales to MCI consisting of $0.8 million of net sales and 0.021 million hectoliters for the three months ended March 30, 2013. The offset is included within MCI cost of goods sold. These amounts are eliminated in the consolidated totals.

(3)	Interest income is earned on trade loans to on-premise customers exclusively in the U.K. and is typically driven by note receivable balances outstanding from period to period.
Foreign currency impact on results
Our Europe segment operates in numerous countries within Europe, and each country's operations utilize distinct currencies. Foreign currency movements favorably impacted our Europe USD income from continuing operations before income taxes and USD underlying pre-tax income by approximately $3 million for the three months ended March 31, 2014.
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
Volume and net sales
Europe sales volume increased 5.6% in the three months ended March 31, 2014, due to strong execution and favorable weather this year. In the first quarter, we grew or maintained volume in all of our markets in the region, with the exception of Serbia.
Net sales per hectoliter decreased in local currency by 2.7% in the three months ended March 31, 2014, due to negative channel, customer and brand mix.
Cost of goods sold
Cost of goods sold per hectoliter decreased 8.0% in local currency in the three months ended March 31, 2014, as a result of cost savings, fixed-cost leverage from higher volumes, and lower logistics expenses.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 7.0% in local currency during the three months ended March 31, 2014, due to lower overhead costs and a non-core gain related to the favorable resolution of an indirect-tax reserve, partially offset by increased marketing and sales investments.
Special items, net
During the three months ended March 31, 2014, and March 30, 2013, we recognized charges of $0.5 million and $3.3 million, respectively, associated with a restructuring program focused on labor savings across all functions. Additionally, during the three months ended March 30, 2013, we recognized gains of $4.2 million related to the full release of the remaining portion of a non-income-related-tax reserve that was recorded as a special charge in 2009.
Other income (expense), net
Other income (expense) changes for the three months ended March 31, 2014, are due to the impact of foreign currency movements on foreign denominated transactions.

Molson Coors International Segment
The objective of MCI is to grow and expand our business and brand portfolio in markets, including emerging markets, outside the U.S., Canada, U.K. and Central Europe, comprising our standalone businesses in India (consisting of the Molson Coors Cobra India joint venture, "MC Cobra India"), Japan and China; our export business, which is expanding the reach of our international brands in Latin America, the Caribbean, Western Europe, and Australia; and our license business, which builds long term licensing partnerships with leading global brewers to market and grow our international brands in markets which typically have a greater barrier to entry, such as Ukraine, Russia, Mexico and Spain.
The following represents our results of operations for MCI for the three months ended March 31, 2014, and March 30, 2013.

	Three Months Ended
	March 31, 2014	March 30, 2013(1)	% change
	(In millions, except percentages)
Volume in hectoliters(2)	0.278	0.249	11.6%
Sales	$37.8	$30.9	22.3%
Excise taxes	(5.6)	(3.9)	43.6%
Net sales	32.2	27.0	19.3%
Cost of goods sold(3)	(20.8)	(17.5)	18.9%
Gross profit	11.4	9.5	20.0%
Marketing, general and administrative expenses	(14.4)	(14.7)	(2.0)%
Special items, net	—	—	—%
Operating income (loss)	(3.0)	(5.2)	(42.3)%
Other income (expense), net	—	—	—%
Income (loss) from continuing operations before income taxes	$(3.0)	$(5.2)	(42.3)%
Adjusting items:	—	—	—%
Non-GAAP: Underlying pre-tax income (loss)	$(3.0)	$(5.2)	(42.3)%

(1)
Amounts have been adjusted to reflect the change in interim accounting for advertising expenses. See Part I-Item 1. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements for further discussion.

(2)	Excludes royalty volume of 0.263 million hectoliters and 0.227 million hectoliters for the three months ended March 31, 2014, and March 30, 2013, respectively.

(3)
Reflects gross segment amounts and for the three months ended March 31, 2014, and March 30, 2013, includes intercompany cost of goods sold from Europe of $1.2 million and $0.8 million, respectively. The offset is included within Europe net sales. These amounts are eliminated in the consolidated totals.

Foreign currency impact on results
Our MCI segment operates in numerous countries around the world, and each country's operations utilize distinct currencies. MCI's USD losses before income taxes and USD underlying pre-tax loss for the three months ended March 31, 2014, were not significantly impacted by foreign currency movements.
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
Volume and net sales
Including royalty volumes, MCI total sales volume increased 13.7% in the three months ended March 31, 2014, due to strong Coors Light growth in Mexico and Latin America and the addition of the Australia market, partially offset by industry weakness in our Ukraine and Russia license markets.

Net sales per hectoliter increased 6.8% in the three months ended March 31, 2014, primarily driven by higher net pricing in China, the addition of Australia, and contract brewing sales in India.
Cost of goods sold
Cost of goods sold per hectoliter increased 6.5% in the three months ended March 31, 2014, due to the addition of Australia and contract brewing volume in India.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 2.0% to $14.4 million in the three months ended March 31, 2014, driven by lower overhead expenses.
Corporate
Corporate includes corporate interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide executive and administrative functions, such as corporate affairs, legal, human resources, finance and accounting, tax, treasury, internal audit, insurance and risk management. Additionally, the results of our water resources and energy operations in the state of Colorado are included in Corporate. Corporate also includes certain royalty income and administrative costs related to the management of intellectual property.
The following represents our results of operations for Corporate for the three months ended March 31, 2014, and March 30, 2013.

	Three Months Ended
	March 31, 2014	March 30, 2013	% change
	(In millions, except percentages)
Volume in hectoliters	—	—	—%
Sales	$0.3	$0.3	—%
Excise taxes	—	—	—%
Net sales	0.3	0.3	—%
Cost of goods sold	(0.9)	(0.1)	N/M
Gross profit	(0.6)	0.2	N/M
Marketing, general and administrative expenses	(27.3)	(32.0)	(14.7)%
Special items, net	—	(0.3)	(100.0)%
Operating income (loss)	(27.9)	(32.1)	(13.1)%
Interest expense, net	(36.5)	(76.1)	(52.0)%
Other income (expense), net	(1.1)	5.6	(119.6)%
Income (loss) from continuing operations before income taxes	$(65.5)	$(102.6)	(36.2)%
Adjusting items:
Special items	—	0.3	(100.0)%
Acquisition, integration and financing related costs	—	1.0	(100.0)%
Unrealized mark-to-market (gains) and losses	0.4	19.8	(98.0)%
Non-GAAP: Underlying pre-tax income (loss)	$(65.1)	$(81.5)	(20.1)%
N/M = Not meaningful
Marketing, general and administrative expenses
Marketing, general and administrative expenses were $27.3 million in the three months ended March 31, 2014, a decrease of $4.7 million, or 14.7%, driven in part by higher acquisition related costs in the first quarter of 2013.

Special items, net
During the three months ended March 30, 2013, we recognized charges of $0.3 million associated with a restructuring program focused on labor savings across all functions. See Part I—Item 1. Financial Statements, Note 6, "Special Items" to the unaudited condensed consolidated financial statements for further discussion.
Interest expense, net
Net interest expense decreased $39.6 million to $36.5 million for the three months ended March 31, 2014, primarily driven by an unrealized loss of $29.7 million recognized during the three months ended March 30, 2013, associated with changes in the fair value of the conversion feature related to the €500 million convertible note. Additionally, the three months ended March 30, 2013, reflect additional interest expense incurred on outstanding borrowings during the first quarter of 2013 that were repaid in the prior year.
Other income (expense), net
Other expense was $1.1 million in the three months ended March 31, 2014, driven by foreign exchange movements on foreign denominated transactions. Included in this amount are unrealized gains of $0.5 million and $20.1 million for the three months ended March 31, 2014, and March 30, 2013, respectively, related to foreign currency movements on foreign-denominated financing instruments entered into in conjunction with the closing of the Acquisition. We additionally recorded an unrealized loss of $10.6 million for the three months ended March 30, 2013, related to foreign exchange contracts entered into to hedge our risk associated with the payment of this foreign-denominated debt. See Note 11, "Debt" and Note 13, "Derivative Instruments and Hedging Activities" for further discussion of financing activities related to the Acquisition. Additionally, we recorded net losses of $1.6 million and $3.9 million in the three months ended March 31, 2014, and March 30, 2013, respectively, related to other foreign exchange activity.
Liquidity and Capital Resources
Our primary sources of liquidity include cash provided by operating activities, access to external borrowings and monetization of assets. We believe that cash flows from operations, including distributions from MillerCoors, and cash provided by short-term and long-term borrowings, when necessary, will be more than adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, anticipated dividend payments and capital expenditures for the next twelve months, and our long-term liquidity requirements. A significant portion of our trade receivables are concentrated in Europe. While these receivables are not concentrated in any specific customer and our allowance on these receivables factors in collectibility, we may encounter difficulties in our ability to collect due to the impact to our customers of any further economic downturn within Europe.
A significant portion of our cash flows from operating activities are generated outside the U.S., in currencies other than USD. As of March 31, 2014, approximately 91% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but under current law would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We accrue for U.S. federal and state tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue U.S. federal and state tax consequences. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. These financing arrangements, along with the distributions received from MillerCoors are sufficient to fund our current cash needs in the U.S.

Net Working Capital
As of March 31, 2014, December 31, 2013, and March 30, 2013, we had debt-free net working capital of positive $42.9 million, negative $17.5 million and positive $335.3 million, respectively. Short-term borrowings and the current portion of long-term debt are excluded from net working capital, as they are not reflective of the ongoing operational requirements of the business. The levels of working capital required to run our business fluctuate with the seasonality in our business. Our working capital is also sensitive to foreign exchange rates, as a significant majority of our current assets and current liabilities are denominated in either CAD or our European operating currencies such as, but not limited to, GBP, Euro, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu, Bulgarian Lev and Hungarian Forint, while financial results are reported in USD. Below is a table outlining our current and historical net working capital levels:

	As of
	March 31, 2014	December 31, 2013	March 30, 2013
	(In millions)
Current assets	$1,484.3	$1,537.7	$1,689.7
Less: Current liabilities	(2,071.8)	(2,142.1)	(2,614.8)
Add: Current portion of long-term debt and short-term borrowings	630.4	586.9	1,260.4
Net working capital	$42.9	$(17.5)	$335.3
The decrease in net working capital from $335.3 million at March 30, 2013, to $42.9 million at March 31, 2014, is primarily related to a reduction in our cash balances due to the repayment of the $575 million 2.5% Convertible Senior Notes ("$575 million convertible bonds") and the settlement of the €500 million convertible note (less the €10.9 million withheld as of March 31, 2014) in the third quarter of 2013. The reduction in our cash balances was partially offset by an increase in accounts payable and accrued trade payables as we have increased our focus on managing working capital through increased vendor terms, in addition to cash raised through issuances under our commercial paper program and borrowings on our Euro-denominated revolving credit facility during the second half of 2013, of which we have outstanding balances of $351.1 million and $123.9 million, respectively, at March 31, 2014. See additional discussion below and Part I—Item 1. Financial Statements, Note 11, "Debt" to the unaudited condensed consolidated financial statements for further details of the current portion of long-term debt and short-term borrowings.
Cash Flows
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. Risk Factors in our Annual Report.
Cash Flows from Operating Activities
Net cash provided by operating activities of $149.7 million for the three months ended March 31, 2014, increased by $31.3 million compared to the three months ended March 30, 2013. This increase was due to higher net income, adjusted for increased non-cash add-backs, along with lower cash paid for pension contributions, interest, taxes and restructuring.
Cash Flows from Investing Activities
Net cash used in investing activities of $173.5 million for the three months ended March 31, 2014, was consistent with the three months ended March 30, 2013, and was driven by capital expenditures, investment in and return of capital from MillerCoors, as well as loan advances to customers.
Cash Flows from Financing Activities
Net cash used in financing activities of $80.2 million for the three months ended March 31, 2014, increased by $45.0 million compared to the $35.2 million used in financing activities for the three months ended March 30, 2013.

•
During the first quarter of 2014 we had net repayments of $28.7 million and $13.5 million under our commercial paper program and our Euro-denominated revolving credit facility, respectively. Additionally, during the first quarter of 2014, we released $46.3 million (€34.0 million) of the amounts previously withheld on the €500 million convertible note to the Seller. Also, our overdraft balances on our Europe segment's notional cross-border, cross currency cash pool and outstanding borrowings related to factoring arrangements within our Europe business increased by $131.9 million.

•
Additionally, in the first quarter of 2014, we settled the final remaining cross currency swaps for $65.2 million, which were extended and designated as a net investment hedge in the fourth quarter of 2011.

•
The increase in cash used in financing activities in the first quarter of 2014 was also driven by a $7.0 million decrease in the proceeds from the exercise of stock options, as well as a $10 million increase in dividends paid.

Underlying Free Cash Flow
For the three months ended March 31, 2014, we used $64.6 million of underlying free cash flow due to normal seasonality. This represents an increase in cash use of $15.7 million, driven by timing of net working capital activity, partially offset by higher net income, after considering non-cash adjustments, along with lower cash paid for pension contributions, interest, taxes and the cash impact of special items, in the first quarter of 2014.
The following table provides a reconciliation of Underlying Free Cash Flow to the nearest U.S. GAAP measure (net cash provided by operating activities):

		Three Months Ended
		March 31, 2014	March 30, 2013
		(In millions)
U.S. GAAP:	Net Cash Provided by Operating Activities	$149.7	$118.4
Less:	Additions to properties(1)	(65.3)	(68.3)
Less:	Investment in MillerCoors(1)	(354.9)	(331.8)
Add:	Return of capital from MillerCoors(1)	259.5	222.4
Add/(Less):	Cash impact of special items(2)	(57.1)	8.2
Add:	Costs related to the Acquisition(3)	—	2.2
Add:	MillerCoors investments in businesses(4)	1.3	—
Add:	MillerCoors cash impact of special items(4)	2.2	—
Non-GAAP:	Underlying Free Cash Flow	$(64.6)	$(48.9)

(1)	Included in net cash used in investing activities.

(2)	Included in net cash provided by operating activities and primarily reflects termination fees received from MMI in addition to costs paid for restructuring activities.

(3)	Included in net cash provided by operating activities and reflects acquisition and integration costs paid.

(4)	Amounts represent our proportionate 42% share of the cash flow impacts.
Capital Resources
Cash and Cash Equivalents
As of March 31, 2014, we had total cash and cash equivalents of $337.6 million, compared to $442.3 million at December 31, 2013, and $511.5 million at March 30, 2013. The decrease versus prior year end was driven by the use of a significant amount of cash to repay the debt obligations further discussed below. Our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 90 days or less. These investments are viewed by management as low-risk investments and on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary. We also utilize a cash pooling arrangement to facilitate the access to cash across Europe.
Borrowings
The majority of our outstanding borrowings as of March 31, 2014, consisted of senior notes, with maturities ranging from 2015 to 2042. Long-term debt was $3,162.3 million, $3,213.0 million and $3,390.8 million at March 31, 2014, December 31, 2013, and March 30, 2013, respectively. Not included in these amounts are current portions of long-term debt and short-term borrowings. Current portions of long-term debt were $15.0 million, $61.8 million, and $1,247.1 million as of March 31, 2014, December 31, 2013, and March 30, 2013, respectively. Short-term borrowings, not including current portions of long-term debt, were $615.4 million, $525.1 million, and $13.3 million as of March 31, 2014, December 31, 2013, and March 30, 2013, respectively. See Part I—Item 1. Financial Statements, Note 11, "Debt" to the unaudited condensed consolidated financial statements for details of our outstanding borrowings as of March 31, 2014, and December 31, 2013.

As of March 31, 2014, and December 31, 2013, the outstanding borrowings under the commercial paper program were $351.1 million and $379.8 million, respectively, with a weighted average effective interest rate and tenor for these outstanding borrowings of 0.42%; 26.6 days and 0.49%; 47.2 days, respectively.
On August 13, 2013, the Seller exercised the conversion feature on our €500 million convertible note. On September 3, 2013, we paid the Seller a total of €466.0 million ($614.7 million) in cash consisting of €455.1 million ($600.3 million) in principal and €10.9 million ($14.4 million) for the conversion feature. As of December 31, 2013, we had withheld €44.9 million ($61.8 million) from the €500 million in principal related to outstanding claims associated with the acquisition of the Central Europe business. During the first quarter of 2014, amounts previously withheld of €34.0 million ($46.3 million at settlement) were released to the Seller. As of March 31, 2014, the remaining amount withheld was €10.9 million ($15.0 million), which we released in April 2014, for a final principal payment of €10.9 million ($15.1 million at settlement). We did not incur interest on amounts withheld.
Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on such credit facilities if the need arises. There were no outstanding borrowings on our 4-year revolving $400 million or 4-year revolving $550 million credit facilities as of March 31, 2014, which were issued in the second quarter of 2012 and second quarter of 2011, respectively. As of March 31, 2014, we have $573.0 million available under these facilities, as the borrowing capacity is reduced by borrowings under our commercial paper program discussed above and our letters of credit in Canada. We also have uncommitted lines of credit with several banks should we need additional short-term liquidity. We have a revolving credit facility in Europe to provide €150 million on an uncommitted basis through September 2014.
Under the terms of some of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions. As of March 31, 2014, and December 31, 2013, we were in compliance with all of these restrictions and have met all debt payment obligations.
Use of Cash
As of March 31, 2014, we had $15.0 million of long-term debt classified as current, which represents the amounts withheld in connection with our repayment of the €500 million convertible note in the third quarter of 2013. See Part I—Item 1. Financial Statements, Note 11, "Debt" to the unaudited condensed consolidated financial statements for further discussion.
In the first quarter of 2014, we also early settled the final CAD 241 million notional of our outstanding currency swaps designated as a net investment hedge of our Canadian operations for $65.2 million. As of March 31, 2013, we no longer have cross currency swap positions outstanding. See Part I—Item 1. Financial Statements, Note 11, "Debt" and Note 13, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements for further discussion.
As we continue to evaluate opportunities to deleverage, we may consider additional prepayment of our debt.
During the three months ended March 31, 2014, we made contributions to our defined benefit pension plans of $14.9 million.
In 2011, we announced that our Board of Directors approved a program authorizing the repurchase of up to $1.2 billion of our Class A and Class B common stock, with an expected program term of three years. There were no repurchases in fiscal year 2013 or in the first quarter of 2014, and we do not expect further repurchases until our debt ratios return closer to levels maintained prior to the financing activities related to the Acquisition.
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

MillerCoors
MillerCoors distributes its excess cash to its owners, SABMiller and MCBC, on a 58%/42% basis, respectively. As of March 31, 2014, and December 31, 2013, MillerCoors had cash of $15.0 million and $12.3 million, respectively. As of March 31, 2014, and December 31, 2013, MillerCoors total debt was $9.7 million and $10.6 million, respectively. There are no restrictions from external sources on its ability to make cash distributions to its owners.
MillerCoors recognized $79.1 million and $69.7 million of depreciation and amortization during the three months ended March 31, 2014, and March 31, 2013, respectively.
MillerCoors contributed $32.3 million to its defined benefit pension plans during the three months ended March 31, 2014. For 2014, MillerCoors' contributions to its defined benefit pension plans are expected to be approximately $90 million to $110 million (our 42% share is $38 million to $46 million), which are not included in our contractual cash obligations.
MillerCoors delivered incremental cost savings of approximately $42 million in the three months ended March 31, 2014. We benefit from 42% of the MillerCoors cost savings.
Foreign Exchange
Foreign exchange risk is inherent in our operations primarily due to the significant operating results that are denominated in currencies other than USD. Our approach is to reduce the volatility of cash flows and reported earnings which result from currency fluctuations rather than business related factors. Therefore, we closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to foreign currency fluctuations. Our financial risk management policy is intended to offset a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. See Part II—Item 8. Financial Statements and Supplementary Data, Note 17, "Derivative Instruments and Hedging Activities" of our Annual Report for additional information on our financial risk management strategies.
Our consolidated financial statements are presented in USD, which is our reporting currency. The significant exchange rates to the USD used in the preparation of our consolidated financial results for the primary foreign currencies used in our foreign operations (functional currency) are as follows:

	Three Months Ended
	March 31, 2014	March 30, 2013
Weighted-Average Exchange Rate (1 USD equals)
Canadian dollar (CAD)	1.11	1.02
Euro (EUR)	0.73	0.76
British pound (GBP)	0.60	0.65
Czech Koruna (CZK)	19.99	19.42
Croatian Kuna (HRK)	5.57	5.72
Serbian Dinar (RSD)	84.12	85.05
New Romanian Leu (RON)	3.27	3.31
Bulgarian Lev (BGN)	1.43	1.48
Hungarian Forint (HUF)	222.95	222.53

	As of
	March 31, 2014	December 31, 2013
Closing Exchange Rate (1 USD equals)
Canadian dollar (CAD)	1.10	1.06
Euro (EUR)	0.73	0.73
British pound (GBP)	0.60	0.60
Czech Koruna (CZK)	19.94	19.89
Croatian Kuna (HRK)	5.55	5.54
Serbian Dinar (RSD)	83.82	83.40
New Romanian Leu (RON)	3.24	3.25
Bulgarian Lev (BGN)	1.42	1.42
Hungarian Forint (HUF)	223.19	216.26
The exchange rates for the three months ended March 31, 2014, and March 30, 2013, have been calculated based on the average of the foreign exchange rates during the relevant period and have been weighted according to the foreign denominated earnings before interest and taxes of the USD equivalent.
Capital Expenditures
We spent $65.3 million on capital improvement projects worldwide in the three months ended March 31, 2014, excluding capital spending by MillerCoors and other equity method joint ventures, representing a decrease of $3.0 million from the $68.3 million of capital expenditures in the three months ended March 30, 2013. We expect to incur total capital expenditures for 2014 of approximately $330 million based on foreign exchange rates as of March 31, 2014, excluding capital spending by MillerCoors and other equity method joint ventures. We have increased our focus on where and how we employ our planned capital expenditures, specifically strengthening our focus on required returns on investment as we determine how to best allocate within the business.
Contractual Obligations and Commercial Commitments
Contractual Cash Obligations as of March 31, 2014
A summary of our consolidated contractual cash obligations as of March 31, 2014, and based on foreign exchange rates at March 31, 2014, is as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Debt obligations(1)	$3,797.5	$630.4	$814.6	$752.5	$1,600.0
Interest payments on debt obligations(1)	1,830.1	137.8	213.1	155.7	1,323.5
Retirement plan expenditures(2)	364.4	24.9	266.5	17.8	55.2
Operating leases	103.7	31.4	40.9	14.7	16.7
Other long-term obligations(3)	2,908.0	821.1	778.7	496.3	811.9
Total obligations	$9,003.7	$1,645.6	$2,113.8	$1,437.0	$3,807.3
See Part I - Item 1. Financial Statements, Note 11, "Debt", Note 13, "Derivative Instruments and Hedging Activities", Note 14, "Pension and Other Postretirement Benefits" and Note 15, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for additional information.

(1)
The "debt obligations" line item includes the principal payment obligations related to our short-term commercial paper borrowings assuming repayment at maturity, as well as the current borrowings on our EUR revolving credit facility, Europe's notional cross-border, cross-currency cash pool, factoring agreement balances and bank overdrafts assuming repayment in the next twelve months. The "interest payments on debt obligations" line item includes floating-rate interest payments estimated using interest rates effective as of March 31, 2014, related to the EUR revolving credit facility. The "debt obligations" line item excludes unamortized discounts and also excludes capital leases obligations which are immaterial for the current quarter.

(2)
Represents expected contributions under our defined benefit pension plans in the next twelve months and our benefits payments under postretirement benefit plans for all periods presented. The net unfunded liability at March 31, 2014, of our defined benefit pension plans (excluding our overfunded plans) and postretirement benefit plans is $291.5 million and $156.5 million, respectively. Contributions in future fiscal years will vary as a result of a number of factors, including actual plan asset returns and interest rates, and as such, have been excluded from the above table. We fund pension plans to meet the requirements set forth in applicable employee benefits laws. We may also voluntarily increase funding levels to meet financial goals. Excluding MillerCoors, BRI and BDL, we expect to make contributions to our defined benefit pension plans of approximately $20 million to $40 million, based on foreign exchange rates as of March 31, 2014, and benefit payments for our other postretirement benefit plans of approximately $10 million in 2014.

Our U.K. pension plan is subject to a statutory valuation for funding purposes every three years. The valuation as of June 30, 2013, was completed during the first quarter of 2014. The valuation resulted in a long-term funding commitment plan consisting of an MCBC guarantee of a GBP 150 million lump-sum contribution to be made in 2015 and GBP 24 million annual contributions to be made from January 2017 through December 2026.

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

(3)
The "other long-term obligations" line primarily includes non-cancellable purchase commitments as of March 31, 2014, that are enforceable and legally binding, the majority of the balance relating to commitments associated with our distribution agreement with Tradeteam Ltd., long-term supply contracts with third parties to purchase raw materials, packaging materials and energy used in production and commitments for advertising and promotions, including sports sponsorships. The remaining amounts relate to sales and marketing, distribution, information technology services, open purchase orders, payment obligations to be paid to counterparties under our derivative contracts and other commitments. Included in other long-term obligations are $56.5 million of unrecognized tax benefits and $18.0 million of indemnities provided to FEMSA for which we cannot reasonably estimate the timing of future cash flows, and therefore we have included these amounts in the longer than 5 year bucket.

Other commercial commitments as of March 31, 2014

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$53.0	$53.0	$—	$—	$—
Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. See further discussion as described in Part I—Item 1. Financial Statements, Note 15, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for additional information.
Off-Balance Sheet Arrangements
In accordance with generally accepted accounting principles in the U.S., our operating leases are not reflected in our unaudited condensed consolidated balance sheets. Refer to Part II—Item 8 Financial Statements, Note 19, "Commitments and Contingencies" in our Annual Report for further discussion of these off-balance sheet arrangements. As of March 31, 2014, we did not have any other material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook for 2014
In 2014, we will continue to drive organizational focus on cash generation, raising returns on capital, and delivering total shareholder return. We also intend to continue to invest in our core brands, innovation and above premium to deliver long-term returns to our shareholders.

Our volume and profit performance in Canada in the first quarter of 2014 was impacted by our decision to accelerate the termination of the joint venture that controls the Modelo brands in Canada, which was completed on February 28, 2014. The negative impact to underlying profit of losing the Modelo brands was more than offset by the results of multi-year initiatives started last year to transform and streamline our cost base, as well as a year-over-year difference in the timing of marketing and sales spending. We will introduce new advertising this month and increased activity to improve the performance of Coors Light. We have a strong innovation pipeline, which will be led by the expansion of Coors Banquet and our vented can, but which will also include two new products that are aimed at recruiting legal-age consumers from outside the beer category.
In the U.S., we will continue transitioning our portfolio toward the high-margin and fast-growing above-premium segment. The roll-outs of Miller Fortune lager and Smith & Forge cider are progressing, and Redd’s Apple Ale continues to be one of the fastest growing brands in the U.S. beer category. Premium lights continue to underperform the overall market, and we are addressing this in the coming months with new advertising, fresh packaging, and our first Coors Light line extension, Coors Light Summer Brew. We are also putting more television support behind our key value brands Miller High Life and Keystone Light. We expect to see a reversal of the marketing timing benefit that contributed to MillerCoors underlying income growth in the first quarter.
Europe is still experiencing constrained demand, which is fueling the growth of lower-margin segments and channels. While we expect the trends to continue, the work we have done on improving our brand propositions and execution has resulted in strong share growth in nearly all of our markets. For the balance of 2014, we have strong core brand, above premium and innovation plans, including the roll-out of cider and the introduction of cold-activated packaging to select Central European markets.
Our International business has launched global above-premium brands in select high-potential markets, including Coors and Blue Moon in Australia and Carling in major tourist destinations in India in the first quarter. For the remainder of 2014, we plan to roll-out above-premium brands to additional markets on a selective basis, along with premium outlet distribution gains for our lead brands in China.
Overall, when considering our first quarter of 2014 results, it is important to note that this is a seasonally small profit quarter for our business, so relatively small changes in absolute income results can drive large percentage changes.
We expect 2014 marketing, general and administrative expense in Corporate to be approximately $110 million, excluding foreign exchange movements.
We currently anticipate approximately $20 million to $40 million of cash contributions to our defined benefit pension plans in 2014 and pension expense of approximately $27 million, based on foreign exchange rates at March 31, 2014. MillerCoors, BRI and BDL pension expense and contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements.
Interest
We anticipate 2014 consolidated net interest expense of approximately $145 million, based on foreign exchange rates at March 31, 2014.
Tax
Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled. In April 2014, we finalized our advanced pricing agreement between the U.S. and Canada tax authorities. We anticipate that the impact of the agreement will result in a significant decrease to our 2014 full year effective tax rate. As a result, and in addition to the favorable impacts from the discrete tax benefits recognized this quarter, we have adjusted our expected full year 2014 underlying effective tax rate, which we now expect to be in the range of 12% to 16%. After this year, we expect our underlying tax rate to be near the low end of our long-term range of 20% to 24% for at least a few years, assuming no further changes in tax laws, settlement of tax audits, or adjustments to our uncertain tax positions. There are proposed or pending tax law changes in various jurisdictions in which we do business that, if enacted, may have an impact on our underlying effective tax rate.
Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first quarter of 2014. Additionally, refer to Part I—Item 1. Financial Statements, Note 10, "Goodwill and Intangible Assets" to the unaudited condensed consolidated financial statements    for

additional discussion of risks related to our indefinite-lived intangible brand assets and goodwill amounts associated with our reporting units.
New Accounting Pronouncements Not Yet Adopted
See Part I—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" to the unaudited condensed consolidated financial statements for a description of new accounting pronouncements.
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
For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Item 1. Financial Statements, Note 13, "Derivative Instruments and Hedging Activities", to the unaudited condensed consolidated financial statements. On a rolling twelve-month basis, maturities of derivative financial instruments held on March 31, 2014, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$24.1	$14.9	$10.0	$(0.8)	$—
Sensitivity Analysis
Our market sensitive derivative and other financial instruments, as defined by the Securities and Exchange Commission ("SEC"), are debt, foreign currency forward contracts and commodity swaps. We monitor foreign exchange risk, interest rate risk, commodity risk, and related derivatives using a sensitivity analysis.
The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolios:

	As of
	March 31, 2014	December 31, 2013
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(57.7)	$(69.2)
Swaps	$(2.8)	$(16.7)
Foreign currency denominated debt	$(149.4)	$(146.6)
Interest rate risk:
Debt	$(106.7)	$(110.0)
Swaps	$—	$(1.8)
Commodity price risk:
Swaps	$(8.2)	$(7.4)
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
In December 2012, Miller Brewing Company (“Miller”) orally informed us of its intent to terminate the license agreement between Miller and us whereby we have exclusive rights to distribute certain Miller products in Canada (the “License Agreement”) including Miller Lite, Miller High Life, Milwaukee's Best, Mickey's, Olde English, Miller Genuine Draft, and Miller Chill. Miller alleges that we failed to meet certain volume sales targets under the License Agreement. We do not believe Miller has any right under the License Agreement or otherwise to terminate the License Agreement. We filed a lawsuit in Ontario, Canada (Molson Canada 2005 v. Miller Brewing Company, Sup. Ct. of Justice-Ontario, CV-12-470589) seeking an injunction preventing Miller from terminating the License Agreement and ordering Miller to abide by its contractual terms. On January 18, 2013, Miller sent written notice to us purporting to terminate the License Agreement. On June 20, 2013, we were granted an injunction preventing Miller's termination of the License Agreement, pending a trial on the merits, originally scheduled for December 2013. During December 2013, upon completion of discovery and exchange of affidavits, both parties requested an extension of the trial and entered into private settlement discussions. The parties have been unable to reach a settlement at this time. On May 2, 2014, the court set a new trial date that has been tentatively scheduled for early November 2014.
At trial we would intend to vigorously assert and defend our rights in this lawsuit. The ultimate outcome of the litigation could result in a materially different outcome than currently estimated by management, including the potential of further impairment, or possible recovery of previously impaired amounts. At this time we are unable to predict the outcome of this matter or the impact, if any, of an adverse outcome on our business and results of operations, including any possible future asset impairment. We recognized net sales related to the License Agreement of $13.9 million and $17.2 million for the three months ended March 31, 2014, and March 30, 2013, respectively. Additionally, as of March 31, 2014, we had a definite-lived intangible asset related to the License Agreement with a carrying value of $34.0 million and a remaining life of approximately three years.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In 2011, we announced that our Board of Directors approved and authorized a program to repurchase up to $1.2 billion of our Class A and Class B common stock in the open market or in privately negotiated transactions. The number, price, and timing of the repurchases will be at our sole discretion and will be evaluated depending on market conditions, liquidity needs or other factors. Our Board of Directors may suspend, modify, or terminate the program at any time without prior notice. We did not make any share repurchases during the three months ended March 31, 2014.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.    OTHER INFORMATION

None.
ITEM 6.    EXHIBITS
The following are filed as a part of this Quarterly Report on Form 10-Q:
(a)   Exhibits

Exhibit Number	Document Description
18	Preferability letter from PwC.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2014, and March 30, 2013, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014, and March 30, 2013, (iii) the Unaudited Condensed Consolidated Balance Sheets at March 31, 2014, and December 31, 2013, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014, and March 30, 2013, (v) the Notes to Unaudited Condensed Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ BRIAN TABOLT
Brian Tabolt Global Controller (Chief Accounting Officer) May 7, 2014