Form 10-Q
period 2014-06-30
MOLSON COORS BREWING CO
filed 2014-08-06
CIK 24545

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 1, 2014:
Class A Common Stock— 2,556,894 shares
Class B Common Stock—160,798,376 shares
Exchangeable shares:
As of August 1, 2014, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares—2,896,939 shares
Class B Exchangeable shares—18,846,136 shares
These Class A and Class B exchangeable shares offer substantially the same economic and voting rights as the respective classes of common shares of the registrant. This is achieved via the following structure: The registrant has outstanding one share each of special Class A and Class B voting stock, through which the holders of Class A exchangeable shares and Class B exchangeable shares of Molson Coors Canada Inc. (a subsidiary of the registrant), respectively, may exercise their voting rights with respect to the registrant. The special Class A and Class B voting stock are entitled to one vote for each of the exchangeable shares, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The trustee holder of the special Class A voting stock and the special Class B voting stock has the right to cast a number of votes equal to the number of then outstanding Class A exchangeable shares and Class B exchangeable shares, respectively.

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
Market and Industry Data
The market and industry data used in this Quarterly Report on Form 10-Q are based on independent industry publications, customers, trade or business organizations, reports by market research firms and other published statistical information from third parties, as well as information based on management’s good faith estimates, which we derive from our review of internal information and independent sources. Although we believe these sources to be reliable, we have not independently verified the accuracy or completeness of the information.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 29, 2013	June 30, 2014	June 29, 2013
Sales	$1,685.9	$1,659.7	$2,864.2	$2,844.5
Excise taxes	(497.4)	(481.7)	(859.7)	(838.0)
Net sales	1,188.5	1,178.0	2,004.5	2,006.5
Cost of goods sold	(683.3)	(684.1)	(1,206.5)	(1,231.2)
Gross profit	505.2	493.9	798.0	775.3
Marketing, general and administrative expenses	(327.8)	(319.5)	(591.7)	(613.4)
Special items, net	(2.7)	(1.3)	49.8	(2.8)
Equity income in MillerCoors	190.1	172.6	312.9	290.0
Operating income (loss)	364.8	345.7	569.0	449.1
Interest income (expense), net	(36.2)	(41.2)	(71.6)	(116.1)
Other income (expense), net	0.7	(7.3)	1.5	(3.0)
Income (loss) from continuing operations before income taxes	329.3	297.2	498.9	330.0
Income tax benefit (expense)	(36.4)	(30.0)	(41.2)	(32.0)
Net income (loss) from continuing operations	292.9	267.2	457.7	298.0
Income (loss) from discontinued operations, net of tax	0.2	1.7	(1.7)	0.8
Net income (loss) including noncontrolling interests	293.1	268.9	456.0	298.8
Net (income) loss attributable to noncontrolling interests	(2.2)	(1.6)	(1.7)	(3.0)
Net income (loss) attributable to Molson Coors Brewing Company	$290.9	$267.3	$454.3	$295.8
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.57	$1.45	$2.47	$1.62
From discontinued operations	—	0.01	(0.01)	—
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$1.57	$1.46	$2.46	$1.62
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.56	$1.44	$2.46	$1.61
From discontinued operations	—	0.01	(0.01)	—
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$1.56	$1.45	$2.45	$1.61
Weighted-average shares—basic	184.8	182.9	184.5	182.3
Weighted-average shares—diluted	185.9	184.1	185.7	183.5
Amounts attributable to Molson Coors Brewing Company
Net income (loss) from continuing operations	$290.7	$265.6	$456.0	$295.0
Income (loss) from discontinued operations, net of tax	0.2	1.7	(1.7)	0.8
Net income (loss) attributable to Molson Coors Brewing Company	$290.9	$267.3	$454.3	$295.8
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 29, 2013	June 30, 2014	June 29, 2013
Net income (loss) including noncontrolling interests	$293.1	$268.9	$456.0	$298.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	160.1	(113.6)	(21.9)	(394.3)
Unrealized gain (loss) on derivative instruments	(10.6)	19.6	3.9	32.7
Reclassification of derivative (gain) loss to income	(2.4)	(0.8)	(5.6)	(0.7)
Pension and other postretirement benefit adjustments	—	(2.4)	—	—
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	7.8	13.3	15.4	23.9
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	7.6	(2.8)	9.2	(9.5)
Total other comprehensive income (loss), net of tax	162.5	(86.7)	1.0	(347.9)
Comprehensive income (loss)	455.6	182.2	457.0	(49.1)
Comprehensive (income) loss attributable to noncontrolling interests	(2.2)	(1.6)	(1.7)	(3.0)
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$453.4	$180.6	$455.3	$(52.1)
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT PAR VALUE) (UNAUDITED)

	As of
	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$506.0	$442.3
Accounts receivable, net	730.9	603.6
Other receivables, net	141.5	124.4
Inventories:
Finished	189.0	133.2
In process	28.2	23.3
Raw materials	42.4	36.9
Packaging materials	17.7	11.9
Total inventories	277.3	205.3
Other current assets, net	119.3	111.7
Deferred tax assets	25.3	50.4
Total current assets	1,800.3	1,537.7
Properties, net	1,974.0	1,970.1
Goodwill	2,440.7	2,418.7
Other intangibles, net	6,777.2	6,825.1
Investment in MillerCoors	2,598.6	2,506.5
Deferred tax assets	16.5	38.3
Notes receivable, net	23.9	23.6
Other assets	241.8	260.1
Total assets	$15,873.0	$15,580.1
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$1,514.7	$1,429.6
Deferred tax liabilities	138.1	138.1
Current portion of long-term debt and short-term borrowings	451.6	586.9
Discontinued operations	7.3	6.8
Total current liabilities	2,111.7	2,161.4
Long-term debt	3,208.6	3,213.0
Pension and postretirement benefits	443.3	462.6
Deferred tax liabilities	977.4	911.4
Unrecognized tax benefits	61.7	107.1
Other liabilities	66.7	77.2
Discontinued operations	18.5	17.3
Total liabilities	6,887.9	6,950.0
Commitments and contingencies (Note 15)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value per share (authorized: 500.0 shares; issued: 168.2 shares and 167.2 shares, respectively)	1.7	1.7
Class A exchangeable shares, no par value (issued and outstanding: 2.9 shares and 2.9 shares, respectively)	108.5	108.5
Class B exchangeable shares, no par value (issued and outstanding: 18.8 shares and 19.0 shares, respectively)	709.6	714.1
Paid-in capital	3,790.3	3,747.6
Retained earnings	4,517.1	4,199.5
Accumulated other comprehensive income (loss)	155.9	154.9
Class B common stock held in treasury at cost (7.5 shares and 7.5 shares, respectively)	(321.1)	(321.1)
Total Molson Coors Brewing Company stockholders' equity	8,962.0	8,605.2
Noncontrolling interests	23.1	24.9
Total equity	8,985.1	8,630.1
Total liabilities and equity	$15,873.0	$15,580.1
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Six Months Ended
	June 30, 2014	June 29, 2013
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$456.0	$298.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158.4	160.9
Amortization of debt issuance costs and discounts	4.2	14.2
Share-based compensation	12.1	15.4
Loss (gain) on sale or impairment of properties and other assets, net	3.0	6.3
Deferred income taxes	9.8	13.1
Equity income in MillerCoors	(312.9)	(290.0)
Distributions from MillerCoors	312.9	290.0
Equity in net income of other unconsolidated affiliates	(2.7)	(7.8)
Distributions from other unconsolidated affiliates	11.1	13.0
Excess tax benefits from share-based compensation	(3.2)	(5.4)
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	(3.2)	28.9
Change in current assets and liabilities and other	(71.2)	54.4
(Gain) loss from discontinued operations	1.7	(0.8)
Net cash provided by operating activities	576.0	591.0
Cash flows from investing activities:
Additions to properties	(126.4)	(149.7)
Proceeds from sales of properties and other assets	4.1	4.9
Proceeds from sale of business	—	2.0
Investment in MillerCoors	(764.4)	(615.3)
Return of capital from MillerCoors	691.9	515.2
Investment in and advances to an unconsolidated affiliate	—	(2.8)
Loan repayments	4.0	4.5
Loan advances	(3.3)	(3.7)
Net cash used in investing activities	(194.1)	(244.9)
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	27.7	63.1
Excess tax benefits from share-based compensation	3.2	5.4
Dividends paid	(136.7)	(116.8)
Dividends paid to noncontrolling interests holders	(2.4)	(1.2)
Payments for purchase of noncontrolling interest	(0.4)	(0.2)
Debt issuance costs	(1.8)	(0.2)
Payments on long-term debt and capital lease obligations	(62.2)	(52.4)
Proceeds from short-term borrowings	20.9	9.3
Payments on short-term borrowings	(23.3)	(15.1)
Payments on settlement of derivative instruments	(65.2)	(35.1)
Net proceeds from (payments on) revolving credit facilities and commercial paper	(214.3)	(2.9)
Change in overdraft balances and other	131.4	2.0
Net cash used in financing activities	(323.1)	(144.1)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	58.8	202.0
Effect of foreign exchange rate changes on cash and cash equivalents	4.9	(24.4)
Balance at beginning of year	442.3	624.0
Balance at end of period	$506.0	$801.6
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments and Corporate. Our reporting segments include: Molson Coors Canada ("MCC" or Canada segment), operating in Canada; MillerCoors LLC ("MillerCoors" or U.S. segment), which is accounted for by us under the equity method of accounting, operating in the United States ("U.S."); Molson Coors Europe (Europe segment), operating in Bosnia-Herzegovina, Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, Republic of Ireland, Romania, Serbia, Slovakia and the United Kingdom ("U.K."); and Molson Coors International ("MCI"), operating in various other countries.
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
These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 ("Annual Report") and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements ("Notes") included in our Annual Report. Our accounting policies did not change in the first half of 2014, with the exception of a change to our policy for recognizing advertising expenses in interim periods as discussed below. Additionally, in order to provide further clarity around our policy regarding the classification of special items in the unaudited condensed consolidated statements of operations, we have expanded our related disclosure as reflected below.
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

Our Fiscal Year

On November 14, 2013, our Board of Directors approved a resolution to change MCBC's fiscal year from a 52/53 week fiscal year to a calendar year. As such, our 2013 fiscal year was extended from December 28, 2013, to December 31, 2013, with subsequent fiscal years beginning on January 1 and ending on December 31 of each year. Beginning January 1, 2014, quarterly results reflect the three month periods ending March 31, June 30, September 30, and December 31. This change aligned our fiscal year and interim reporting periods with our Central Europe business and MillerCoors, which were already following a monthly fiscal reporting calendar. Unless otherwise indicated, and with the exception of the Central Europe business and MillerCoors, the second quarter of 2013 and the three months ended June 29, 2013, refer to the thirteen weeks ended June 29, 2013. The first half of 2013 and the six months ended June 29, 2013, refer to the twenty-six weeks ended June 29, 2013. The second quarter and first half of 2014 refer to the three and six months ended June 30, 2014, respectively. Fiscal year 2014 refers to the 12 months ending December 31, 2014, and fiscal year 2013 refers to the period from December 30, 2012, to December 31, 2013. The impact of the additional days in fiscal year 2013 is immaterial to the unaudited condensed consolidated financial statements.
The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be achieved for the full fiscal year.
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
Foreign Currency Translation Tax Adjustment
During the third quarter of 2013, we identified that we had incorrectly recorded tax adjustments related to certain foreign currency movements in the financial statements for both the first and second quarters of 2013 that misstated non-current deferred tax assets, accumulated other comprehensive income (loss), and comprehensive income by immaterial amounts. We have revised the foreign currency translation adjustments, net of tax, included in other comprehensive income (loss) and comprehensive income (loss) in the unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 29, 2013. These errors were corrected in the third quarter of 2013 and therefore had no impact on the unaudited condensed consolidated balance sheet as of December 31, 2013. Note that the as adjusted amounts below also reflect the adjustments related to the change in interim accounting for advertising expense as discussed above.

	Three Months Ended June 29, 2013		Six Months Ended June 29, 2013
	As Reported	As Adjusted	As Reported	As Adjusted
	(In millions)
Foreign currency translation adjustments, net of tax	$(79.4)	$(113.6)	$(340.7)	$(394.3)
Total other comprehensive income (loss), net of tax	$(52.5)	$(86.7)	$(294.3)	$(347.9)
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$225.9	$180.6	$19.7	$(52.1)
Unrecognized Tax Benefit Adjustments
During the second quarter of 2014, we identified that we had incorrectly omitted the recognition of a liability for specific uncertain tax positions related to fiscal year 2010 that resulted in an immaterial misstatement of unrecognized tax benefits and retained earnings within the consolidated balance sheets at December 31, 2013, and December 29, 2012, included in our Annual Report. We determined the impact of the correction of this error to be too significant to record within our second quarter 2014 results and, therefore, have revised our historical balance sheets accordingly. To correct for this error, we have revised the unrecognized tax benefits and retained earnings in the unaudited condensed consolidated balance sheet as of December 31, 2013, included herein. This correction resulted in an increase in the current portion of unrecognized tax benefits included within accounts payable and other current liabilities of $19.3 million, an increase in noncurrent unrecognized tax benefits of $14.4 million and a corresponding decrease to retained earnings of $33.7 million. These unrecognized tax benefits remain in our unaudited condensed consolidated balance sheet as of June 30, 2014. These items relate to tax years that are currently open, and amounts may differ from those to be determined upon closing of the positions.

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
Presentation of Unrecognized Tax Benefits
In July 2013, the FASB issued authoritative guidance related to the presentation of unrecognized tax benefits. The update requires that the entity present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward in the statement of financial position. The guidance does not apply to the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. The guidance was effective for our quarter ended March 31, 2014. As a result of adopting this guidance, we have presented deferred tax assets net of unrecognized tax benefits, as appropriate, in the unaudited condensed consolidated balance sheets. The adoption of this guidance impacted the classification of our outstanding unrecognized tax benefits and resulted in a reclassification of $37.8 million from the unrecognized tax benefits line item within the unaudited condensed consolidated balance sheet upon adoption in the first quarter of 2014.
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
Revenue Recognition
In May 2014, the FASB issued authoritative guidance related to new accounting requirements for the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. The requirements of the new standard are effective for the annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance.
Share-Based Payments
In June 2014, the FASB issued authoritative guidance related to share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The requirements of the new standard are effective for the annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods. We do not anticipate that this guidance will have a material impact on our financial position or results of operations.

3. Segment Reporting
Our reporting segments are based on the key geographic regions in which we operate, which are the basis on which our chief operating decision maker evaluates the performance of the business. Our reporting segments consist of Canada, the U.S., Europe and MCI. Corporate is not a segment and primarily includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. No single customer accounted for more than 10% of our consolidated or segmented sales for the three and six months ended June 30, 2014, and June 29, 2013, respectively. Net sales represent sales to third-party external customers. Inter-segment sales revenues and income (loss) from continuing operations before income taxes, other than those to MillerCoors (see Note 4, "Investments" for additional detail), are insignificant and eliminated in consolidation.
The following table presents net sales by segment:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 29, 2013	June 30, 2014	June 29, 2013
	(In millions)
Canada	$516.5	$558.2	$863.6	$953.8
Europe	629.4	586.2	1,067.0	992.6
MCI	43.7	34.7	75.9	61.7
Corporate	0.4	0.3	0.7	0.6
Eliminations(1)	(1.5)	(1.4)	(2.7)	(2.2)
Consolidated	$1,188.5	$1,178.0	$2,004.5	$2,006.5

(1)	Represents inter-segment sales from the Europe segment to the MCI segment.
The following table presents income (loss) from continuing operations before income taxes by segment:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 29, 2013(1)	June 30, 2014	June 29, 2013(1)
	(In millions)
Canada	$120.8	$128.6	$209.1	$157.0
U.S.	190.1	172.6	312.9	290.0
Europe	84.5	75.8	111.5	70.6
MCI	(3.7)	(4.0)	(6.7)	(9.2)
Corporate	(62.4)	(75.8)	(127.9)	(178.4)
Consolidated	$329.3	$297.2	$498.9	$330.0

(1)
Amounts have been adjusted to reflect the change in interim accounting for advertising expenses. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion.

The following table presents total assets by segment:

	As of
	June 30, 2014	December 31, 2013
	(In millions)
Canada	$6,068.3	$6,103.2
U.S.	2,598.6	2,506.5
Europe	6,863.9	6,547.7
MCI	86.0	83.3
Corporate	256.2	339.4
Consolidated	$15,873.0	$15,580.1

4. Investments
Our investments include both equity method and consolidated investments. Those entities identified as variable interest entities ("VIEs") have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, consolidate these entities. None of our consolidated VIEs held debt as of June 30, 2014, or December 31, 2013. We have not provided any financial support to any of our VIEs during the quarter that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. As of June 30, 2014, and December 31, 2013, our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K.") and Grolsch. Our unconsolidated VIEs are Brewers' Retail Inc. ("BRI"), Brewers' Distributor Ltd. ("BDL") and Molson Modelo Imports L.P. ("MMI"). See further discussion below.
Equity Investments
Investment in MillerCoors
Summarized financial information for MillerCoors is as follows:
Condensed Balance Sheets

	As of
	June 30, 2014	December 31, 2013
	(In millions)
Current assets	$1,007.5	$798.4
Non-current assets	8,945.9	8,989.3
Total assets	$9,953.4	$9,787.7
Current liabilities	$998.3	$950.1
Non-current liabilities	1,247.2	1,346.2
Total liabilities	2,245.5	2,296.3
Noncontrolling interests	23.4	20.7
Owners' equity	7,684.5	7,470.7
Total liabilities and equity	$9,953.4	$9,787.7
The following represents our proportionate share in MillerCoors' equity and reconciliation to our investment in MillerCoors:

	As of
	June 30, 2014	December 31, 2013
	(In millions, except percentages)
MillerCoors owners' equity	$7,684.5	$7,470.7
MCBC economic interest	42%	42%
MCBC proportionate share in MillerCoors' equity	3,227.5	3,137.7
Difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(1)	(663.9)	(666.2)
Accounting policy elections	35.0	35.0
Investment in MillerCoors	$2,598.6	$2,506.5

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

Results of Operations

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In millions)
Net sales	$2,206.7	$2,159.0	$3,997.1	$3,947.3
Cost of goods sold	(1,282.4)	(1,270.1)	(2,376.5)	(2,358.8)
Gross profit	$924.3	$888.9	$1,620.6	$1,588.5
Operating income	$449.8	$417.9	$747.3	$692.4
Net income attributable to MillerCoors	$445.2	$412.7	$736.4	$684.6
The following represents our proportionate share in net income attributable to MillerCoors reported under the equity method:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 29, 2013	June 30, 2014	June 29, 2013
	(In millions, except percentages)
Net income attributable to MillerCoors	$445.2	$412.7	$736.4	$684.6
MCBC economic interest	42%	42%	42%	42%
MCBC proportionate share of MillerCoors net income	187.0	173.3	309.3	287.5
Amortization of the difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors	1.2	1.0	2.3	2.2
Share-based compensation adjustment(1)	1.9	(1.7)	1.3	0.3
Equity income in MillerCoors	$190.1	$172.6	$312.9	$290.0

(1)	The net adjustment is to eliminate all share-based compensation impacts related to pre-existing SABMiller plc equity awards held by former Miller employees employed by MillerCoors.
The following table summarizes our transactions with MillerCoors:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 29, 2013	June 30, 2014	June 29, 2013
	(In millions)
Beer sales to MillerCoors	$3.7	$4.5	$6.3	$8.9
Beer purchases from MillerCoors	$9.1	$3.9	$16.2	$7.0
Service agreement costs and other charges to MillerCoors	$0.7	$0.7	$1.1	$1.3
Service agreement costs and other charges from MillerCoors	$0.3	$—	$0.5	$0.2
As of June 30, 2014, and December 31, 2013, we had $8.1 million and $4.4 million of net payables due to MillerCoors, respectively.
Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	June 30, 2014		December 31, 2013
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Grolsch	$8.5	$3.1	$5.6	$1.7
Cobra U.K.	$29.4	$0.6	$36.5	$1.9

Termination of MMI Operations
On November 5, 2013, Anheuser-Busch Inbev ("ABI") and MCBC entered into an agreement providing for the accelerated termination of MMI, a 50% - 50% joint venture with Grupo Modelo S.A.B. de C.V. ("Modelo"), which provided for the import, distribution, and marketing of the Modelo beer brand portfolio across all Canadian provinces and territories. The joint venture, accounted for under the equity method of accounting, was originally a 10 year agreement ending January 1, 2018. In June 2013, ABI completed its combination with Modelo, including Modelo’s interest in MMI. Following negotiations with ABI, MCC consented to change the effective termination date of the agreement from January 1, 2018, to February 28, 2014, upon successful close and completion of the transition period, at which time MCC would receive payment from Modelo for the early termination of the original agreement. In conjunction with these negotiations, ABI also agreed that we will continue to represent the Modelo brands in the U.K. and Japan through the end of 2014.
The transition period was successfully completed on February 28, 2014, at which time we recognized income of $63.2 million (CAD 70.0 million) within special items, reflective of the agreed upon payment received from Modelo. Additionally we recorded a charge of $4.9 million representing the accelerated amortization of the remaining carrying value of our definite-lived intangible asset associated with the agreement. In accordance with the termination agreement, MMI continued to operate in its historical capacity through the end of the transition period. Effective end of day on February 28, 2014, MMI ceased all operations and will be dissolved during the second half of 2014 upon final agreement with ABI on the distribution amount of the joint venture's remaining net assets. As a result, our first half of 2014 results reflect our proportionate ownership interest of the MMI activity during the first quarter of 2014 through end of day February 28, 2014. Under the MMI arrangement, we recognized equity earnings within cost of goods sold of $0.7 million during the six months ended June 30, 2014, and $4.5 million and $5.1 million during the three and six months ended June 29, 2013, respectively. In addition, during the six months ended June 30, 2014, and three and six months ended June 29, 2013, MCC recognized marketing and administrative cost recoveries related to the promotion, sale and distribution of Modelo products under our agency and services agreement with MMI of $1.1 million, $3.3 million and $5.7 million, respectively. These cost recoveries are recorded within marketing, general and administrative expenses. As of June 30, 2014, and December 31, 2013, our unaudited condensed consolidated balance sheet includes our investment in MMI of $10.6 million and $21.2 million, respectively, and an affiliate net payable to MMI of $4.7 million and $13.8 million, respectively.
In accordance with the early termination agreement, the book value of the joint venture's net assets is required to be distributed to the respective joint venture partners for the owners' proportionate ownership interest at the end of the transition period, which we expect to occur in the second half of 2014. Concurrently, we will derecognize our equity investment within other non-current assets and recognize a gain (loss), if any, within special items resulting from the excess (deficit) of the total proceeds, consisting of our proportionate ownership interest in the book value of the joint venture’s assets, over our equity investment and joint venture related net asset balances upon final distribution.
5. Share-Based Payments
During the six months ended June 30, 2014, and June 29, 2013, we recognized share-based compensation expense related to the following Class B common stock awards to certain directors, officers and other eligible employees, pursuant to the Molson Coors Brewing Company Incentive Compensation Plan ("Incentive Compensation Plan"): restricted stock units ("RSU"), deferred stock units ("DSU"), performance share units ("PSU"), performance units ("PU") and stock options. The settlement amount of the PSUs is determined based on market and performance metrics, which include our total shareholder return performance relative to the S&P 500 and specified internal performance metrics designed to drive greater shareholder return. PSU compensation expense is based on a fair value assigned to the market metric using a Monte Carlo model, which will remain constant throughout the vesting period of three years, and a performance multiplier, which will vary due to changing estimates of the performance metric condition.
The following table summarizes share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 29, 2013	June 30, 2014	June 29, 2013
	(In millions)
Pretax compensation expense	$3.8	$4.3	$12.1	$15.4
Tax benefit	(1.2)	(1.1)	(3.9)	(4.5)
After-tax compensation expense	$2.6	$3.2	$8.2	$10.9

As of June 30, 2014, there was $24.7 million of total unrecognized compensation cost from all share-based compensation arrangements granted under the Incentive Compensation Plan, related to unvested shares. This compensation expense is expected to be recognized over a weighted-average period of 1.4 years.
The following table represents the summary of stock options and stock-only stock appreciation rights ("SOSAR") outstanding as of June 30, 2014, and the activity during the six months ended June 30, 2014:

	Shares outstanding	Weighted-average exercise price per share	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2013	3.5	$43.41	4.57	$45.1
Granted	0.2	$58.24
Exercised	(0.9)	$43.50
Forfeited	(0.1)	$44.24
Outstanding as of June 30, 2014	2.7	$44.28	4.75	$79.9
Exercisable at June 30, 2014	2.3	$43.34	4.00	$69.5
The total intrinsic values of stock options exercised during the six months ended June 30, 2014, and June 29, 2013, were $15.0 million and $23.5 million, respectively. During the six months ended June 30, 2014, and June 29, 2013, cash received from stock option exercises was $27.7 million and $63.1 million, respectively, and the total excess tax benefit from these stock option exercises and other awards was $3.2 million and $5.4 million, respectively.
The following table represents non-vested RSUs, DSUs, PSUs and PUs as of June 30, 2014, and the activity during the six months ended June 30, 2014:

	RSUs and DSUs		PUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 31, 2013	0.7	$42.08	1.0	$2.87	0.2	$43.10
Granted	0.2	$59.02	—	$—	0.2	$58.69
Vested	(0.2)	$41.01	(0.5)	$6.12	—	$—
Forfeited	—	$—	—	$—	—	$—
Non-vested as of June 30, 2014	0.7	$47.42	0.5	$0.45	0.4	$50.49
The weighted-average fair value per unit for the non-vested PSUs is $46.10 as of June 30, 2014.
The fair value of each option granted in the first half of 2014 and 2013 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended
	June 30, 2014	June 29, 2013
Risk-free interest rate	2.29%	1.43%
Dividend yield	2.57%	2.88%
Volatility range	22.66%-26.57%	22.39%-25.90%
Weighted-average volatility	25.59%	25.02%
Expected term (years)	7.5	7.7
Weighted-average fair market value	$12.78	$8.39
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

The fair value of the market metric for each PSU granted in the first half of 2014 and 2013 was determined on the date of grant using a Monte Carlo model to simulate total shareholder return for MCBC and peer companies with the following weighted-average assumptions:

	Six Months Ended
	June 30, 2014	June 29, 2013
Risk-free interest rate	0.72%	0.33%
Dividend yield	2.57%	2.88%
Volatility range	12.45%-72.41%	12.18%-69.37%
Weighted-average volatility	21.72%	21.13%
Expected term (years)	2.82	2.83
Weighted-average fair market value	$58.69	$43.10
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
As of June 30, 2014, there were 7.4 million shares of the Company's Class B common stock available for issuance as awards under the Incentive Compensation Plan.
On July 24, 2014, subsequent to the end of the second quarter of 2014, Peter Swinburn, the Chief Executive Officer and President of the Company, informed the Corporate Secretary and the Board of Directors of the Company his intention to retire as Chief Executive Officer and President of the Company and as a member of the Board effective December 31, 2014. In addition, on July 24, 2014, the Board appointed Mark Hunter as the Company’s Chief Executive Officer and President to replace Mr. Swinburn effective on January 1, 2015. Mr. Hunter currently serves as Chief Executive Officer and President of Molson Coors Europe. Mr. Hunter will also serve as a member of Board effective January 1, 2015. We do not anticipate a significant impact to our results, specifically related to share-based compensation expense, as a result of this change.
6. Special Items
We have incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these charges (benefits) as special items. The table below summarizes special items recorded by segment:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 29, 2013	June 30, 2014	June 29, 2013
	(In millions)
Employee-related charges
Restructuring
Canada	$0.1	$0.1	$5.4	$1.4
Europe	0.5	(0.3)	1.0	3.0
MCI	—	0.1	—	0.1
Corporate	0.3	—	0.3	0.3
Special termination benefits
Canada	—	0.6	—	1.4
Impairments or asset abandonment charges
Canada - Intangible asset write-off(1)	—	—	4.9	—
Unusual or infrequent items
Europe - Release of non-income-related tax reserve(2)	—	—	—	(4.2)
Europe - Flood loss(3)	1.8	—	1.8	—
Termination fees and other (gains)/losses
Canada - Termination fee income(1)	—	—	(63.2)	—
MCI - Sale of China Joint Venture	—	0.8	—	0.8
Special items, net	$2.7	$1.3	$(49.8)	$2.8

(1)	See Note 4, "Investments" for further discussion related to the termination of MMI operations and related intangible asset charge.

(2)
During 2009, we established a non-income-related tax reserve of $10.4 million that was recorded as a special item. In the first quarter of 2013, the remaining outstanding amount of this non-income-related tax reserve was fully released.

(3)
During the second quarter of 2014, we incurred costs and recorded losses in our Europe business associated with significant flooding in Serbia, Bosnia, and Croatia. We are currently in the process of evaluating the full impact of these floods which may result in additional special items in future periods.

Restructuring Activities
In 2012, we introduced several initiatives focused on increasing our efficiencies and reducing costs across all functions of the business in order to develop a more competitive supply chain and global cost structure. Included in these initiatives is a long-term focus on reducing labor and general overhead costs through restructuring activities. We view these restructuring activities as actions to allow us to meet our long-term growth targets by generating future cost savings within cost of goods sold and general and administrative expenses and include organizational changes that strengthen our business and accelerate efficiencies within our operational structure. As a result of these restructuring activities, we have reduced headcount and consequently recognized severance and other employee-related charges, which we have recorded as special items. As we continually evaluate our cost structure and seek opportunities for further efficiencies and cost savings, we may incur additional restructuring related charges in the future; however, we are unable to estimate the amount of charges at this time.
The accrued restructuring balances represent expected future cash payments required to satisfy the remaining severance obligations to terminated employees, the majority of which we expect to be paid in the next 12-24 months. The table below summarizes the activity in the restructuring accruals by segment:

	Canada	Europe	MCI	Corporate	Total
	(In millions)
Total at December 31, 2013	$9.7	$13.6	$0.5	$0.9	$24.7
Charges incurred	5.4	1.0	—	0.3	6.7
Payments made	(8.1)	(2.7)	(0.3)	(0.5)	(11.6)
Foreign currency and other adjustments	(0.1)	0.4	—	—	0.3
Total at June 30, 2014	$6.9	$12.3	$0.2	$0.7	$20.1

	Canada	Europe	MCI	Corporate	Total
	(In millions)
Total at December 29, 2012	$7.1	$13.4	$2.8	$1.5	$24.8
Charges incurred	1.4	3.0	0.1	0.3	4.8
Payments made	(4.8)	(7.4)	(2.1)	(1.4)	(15.7)
Foreign currency and other adjustments	5.1	(0.6)	—	—	4.5
Total at June 29, 2013	$8.8	$8.4	$0.8	$0.4	$18.4

7. Other Income and Expense
The table below summarizes other income and expense:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 29, 2013	June 30, 2014	June 29, 2013
	(In millions)
Gain on sale of non-operating asset(1)	$—	$—	$—	$1.2
Gain (loss) from other foreign exchange and derivative activity(2)	0.5	(8.8)	1.3	(6.1)
Other, net	0.2	1.5	0.2	1.9
Other income (expense), net	$0.7	$(7.3)	$1.5	$(3.0)

(1)
During the first quarter of 2013, we realized a gain for proceeds received related to a non-income-related tax settlement resulting from historical activity within our former investment in the Montréal Canadiens.

(2)
Included in this amount are gains of $0.5 million for the six months ended June 30, 2014, and unrealized losses of $10.1 million and gains of $10.0 million for the three and six months ended June 29, 2013, respectively, related to foreign currency movements on foreign-denominated financing instruments entered into in conjunction with the closing of the Acquisition. These amounts were partially offset by unrealized gains of $3.9 million and losses of $6.7 million for the three and six months ended June 29, 2013, respectively, related to foreign cash positions and foreign exchange contracts entered into to hedge our risk associated with payments of this foreign-denominated debt. Additionally, we recorded net gains of $0.5 million and $0.8 million related to other foreign exchange and derivative activity during the three and six months ended June 30, 2014, respectively. We recorded net losses related to other foreign exchange and derivative activity of $2.6 million and $9.4 million for the three and six months ended June 29, 2013, respectively.

8. Income Tax
Our effective tax rates for the second quarter of 2014 and 2013 were approximately 11% and 10%, respectively. For the first half of 2014 and 2013, our effective tax rates were approximately 8% and 10%, respectively. The effective tax rates for the second quarter and first half of 2013 have been adjusted to reflect the impact of the change in interim accounting for advertising expenses. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion. Our effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to lower statutory income tax rates applicable to our Canada and Europe businesses, tax planning strategies, as well as the discrete items further discussed below. The effective tax rate for the three months ended June 30, 2014, increased versus the three months ended June 29, 2013, primarily due to decreased discrete tax benefits recognized in the current year as compared to 2013. Our total net discrete tax benefit was $12.2 million in the second quarter of 2014, which reduced our quarterly effective tax rate by 4 percentage points. In April 2014, we finalized our advanced pricing agreement between the U.S. and Canada tax authorities. The implementation of our new agreement and reversal of the related unrecognized tax benefits resulted in a net discrete income tax benefit of approximately $21 million. Additionally, tax years 2007 and 2008 are now closed in the U.S. following the execution of this agreement and subsequent Internal Revenue Service resolution. This was partially reduced by an immaterial out of period adjustment recorded in the second quarter of 2014 of $8.7 million related to our deferred tax liabilities. This out of period adjustment primarily relates to immaterial errors for the fiscal years 2011, 2012 and 2013 and is unrelated to the unrecognized tax benefit adjustment associated with the 2010 fiscal year further discussed below.

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
During the second quarter of 2014, we identified that we had incorrectly omitted uncertain tax positions related to fiscal year 2010 that resulted in an immaterial misstatement of unrecognized tax benefits and retained earnings within the consolidated balance sheets included in our Annual Report. We have revised our current presentation of these amounts to correct for this error, which resulted in an increase in current unrecognized tax benefits of $19.3 million and noncurrent unrecognized tax benefits of $14.4 million as of December 31, 2013. These items relate to tax years that are currently open and amounts may differ from those to be determined upon closing of the positions. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further information.
As of June 30, 2014, and December 31, 2013, we had unrecognized tax benefits including interest, penalties and offsetting positions of $81.1 million and $149.6 million, respectively. The allocation of these balances between current and noncurrent has not changed materially since December 31, 2013. The decrease to our unrecognized tax benefits on our unaudited condensed consolidated balance sheets from December 31, 2013, to June 30, 2014, was primarily due to the previously discussed favorable resolution of unrecognized tax positions and the reclassification of certain unrecognized tax benefits as a result of the adoption of the recently issued guidance related to the presentation of these items. See Note 2, "New Accounting Pronouncements" for further discussion.

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

	Three Months Ended		Six Months Ended
	June 30, 2014	June 29, 2013(1)	June 30, 2014	June 29, 2013(1)
	(In millions, except per share amounts)
Amounts attributable to MCBC
Net income (loss) from continuing operations	$290.7	$265.6	$456.0	$295.0
Income (loss) from discontinued operations, net of tax	0.2	1.7	(1.7)	0.8
Net income (loss) attributable to Molson Coors Brewing Company	$290.9	$267.3	$454.3	$295.8
Weighted-average shares for basic EPS	184.8	182.9	184.5	182.3
Effect of dilutive securities:
Stock options and SOSARs	0.7	0.7	0.6	0.7
RSUs, PSUs, PUs and DSUs	0.4	0.5	0.6	0.5
Weighted-average shares for diluted EPS	185.9	184.1	185.7	183.5
Basic net income (loss) attributable to Molson Coors Brewing Company per share(2):
From continuing operations	$1.57	$1.45	$2.47	$1.62
From discontinued operations	—	0.01	(0.01)	—
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$1.57	$1.46	$2.46	$1.62
Diluted net income (loss) attributable to Molson Coors Brewing Company per share(2):
From continuing operations	$1.56	$1.44	$2.46	$1.61
From discontinued operations	—	0.01	(0.01)	—
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$1.56	$1.45	$2.45	$1.61
Dividends declared and paid per share	$0.37	$0.32	$0.74	$0.64

(1)
Amounts have been adjusted to reflect the change in interim accounting for advertising expenses. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion.

(2)
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

The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 29, 2013	June 30, 2014	June 29, 2013
	(In millions)
Stock options, SOSARs and RSUs	0.1	0.2	—	0.2
Total weighted-average anti-dilutive securities	0.1	0.2	—	0.2

Convertible Notes
In June 2007, we issued $575 million Convertible Senior Notes ("$575 million convertible bonds") due July 2013. On July 30, 2013, these notes matured and were repaid for their face value of $575 million. The required premium payment was settled in cash and entirely offset by the cash proceeds received from the settlement of the call options we purchased in 2007 related to these notes. As a result, these notes and related call options did not impact our shares outstanding. Additionally, the potential impacts of these notes and related call options had no impact on diluted income per share for any period in which they were outstanding. Simultaneously with the issuance of these notes, we issued warrants which began expiring in December 2013 and the final warrants expired February 6, 2014, all of which were out-of-the-money upon settlement. The potential impacts of these warrants had no impact on diluted income per share and were excluded from the computation of the effect of dilutive securities on diluted earnings per share for all periods during which they were outstanding.
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
10. Goodwill and Intangible Assets
The following summarizes the change in goodwill for the six months ended June 30, 2014:

	Canada	Europe	MCI	Consolidated
	(In millions)
Balance at December 31, 2013	$718.2	$1,693.2	$7.3	$2,418.7
Foreign currency translation	(3.2)	25.1	0.1	22.0
Balance at June 30, 2014	$715.0	$1,718.3	$7.4	$2,440.7
The following table presents details of our intangible assets, other than goodwill, as of June 30, 2014:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$540.3	$(239.7)	$300.6
Distribution rights	2 - 23	271.8	(225.9)	45.9
Patents and technology and distribution channels	3 - 10	37.4	(34.4)	3.0
Other	2	1.2	(1.2)	—
Intangible assets not subject to amortization:
Brands	Indefinite	5,462.2	—	5,462.2
Distribution networks	Indefinite	948.0	—	948.0
Other	Indefinite	17.5	—	17.5
Total		$7,278.4	$(501.2)	$6,777.2

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2013:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$537.5	$(224.7)	$312.8
Distribution rights	2 - 23	314.1	(255.0)	59.1
Patents and technology and distribution channels	3 - 10	36.2	(32.8)	3.4
Other	2	1.2	(1.2)	—
Intangible assets not subject to amortization:
Brands	Indefinite	5,482.3	—	5,482.3
Distribution networks	Indefinite	952.3	—	952.3
Other	Indefinite	15.2	—	15.2
Total		$7,338.8	$(513.7)	$6,825.1
The changes in the gross carrying amounts of intangibles from December 31, 2013, to June 30, 2014, are primarily driven by the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies. Additionally, upon termination of MMI operations in the first quarter of 2014, we accelerated the amortization of the remaining $4.9 million net carrying value of the related definite-lived intangible asset and wrote-off its gross value of $40.5 million. See Note 4, "Investments" for further discussion.
Based on foreign exchange rates as of June 30, 2014, the estimated future amortization expense of intangible assets is as follows:

Fiscal year	Amount
(In millions)
2014 - remaining	$21.3
2015	$40.2
2016	$40.2
2017	$14.1
2018	$12.3
Amortization expense of intangible assets was $10.4 million and $11.7 million for the three months ended June 30, 2014, and June 29, 2013, respectively, and $21.0 million and $23.6 million for the six months ended June 30, 2014 and June 29, 2013, respectively. This expense is presented within marketing, general and administrative expenses and excludes the accelerated amortization recognized for the write-off of the intangible asset associated with the termination of MMI operations in the first quarter of 2014. See Note 4, "Investments" for further discussion.
We completed our required 2013 annual goodwill and indefinite-lived intangible impairment testing as of June 30, 2013, the first day of our fiscal year 2013 third quarter, and concluded there were no impairments of goodwill within our Europe, Canada or India reporting units or impairments of our indefinite-lived intangible assets, with the exception of the Jelen and Ostravar brand intangibles as discussed below. We expect to finalize our 2014 annual impairment test in the third quarter of 2014.
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
Our 2013 annual goodwill impairment testing determined that our Europe and Canada reporting units were at risk of failing step one of the goodwill impairment test. Specifically, the fair value of the Europe and Canada reporting units were estimated at approximately 11% and 16% in excess of carrying value, respectively, as of the testing date. The risk in the Europe reporting unit is due to continued adverse impacts of a weak economy in Europe, partially offset by the realized benefits of combining our U.K. and Central Europe businesses. The Canada reporting unit had a marginal improvement over the prior year primarily as a result of incremental anticipated cost savings and improvements to market multiples more than offsetting the continued competitive pressures and challenging macroeconomic conditions in the Canada market.
Indefinite-Lived Intangibles

In 2013, our annual indefinite-lived intangible impairment testing determined that the fair values of the Jelen and Ostravar indefinite-lived brand intangibles within our Europe segment were below their respective carrying values. As a result, we recorded an aggregate impairment charge of $150.9 million within special items in the third quarter of 2013. Additionally, two brands, Ozujsko in Croatia and Branik in Czech Republic, were determined to be at risk of future impairment as a result of discount rate pressures due to country specific macroeconomic risk factors that were more than offset by improved cash flow projections driven by post-acquisition performance and innovations. The Jelen, Ozujsko and Branik brands are, therefore, at risk of future impairment with an aggregate fair value estimated at approximately 1% in excess of their aggregate carrying value as of the June 30, 2013 impairment testing date. As of June 30, 2014, these at-risk intangible assets had a carrying value of $1,302.5 million. Additionally, in conjunction with the brand impairment test completed in 2013, we reclassified Ostravar as a definite-lived intangible asset.
During the second quarter of 2014, severe weather in the Balkans region resulted in significant flooding throughout the area, adversely impacting our Serbian and Bosnian markets, for which Jelen is our primary brand. This natural disaster has exacerbated the ongoing macroeconomic challenges in the area, and we are evaluating the immediate and long-term implications of these floods, and specifically the impact to the future cash flows associated with the Jelen brand. We are unable at this time to fully evaluate the extent of the damage, its impact on the Jelen brand's performance, or the effect that the potential risk of a prolonged recovery in one or both of these markets could have on the long-term value of the brand. This increases the previously disclosed risk of future impairment for Jelen, and if, upon conclusion of our evaluation, we determine that an impairment is necessary, it may be material to our financial results. We expect that we will be able to complete our thorough assessment of the impact of the floods in conjunction with our annual impairment test, which we expect to finalize in the third quarter of 2014.
Separately, our Molson core brand intangible continues to be at risk of future impairment with a fair value estimated at approximately 10% in excess of its carrying value as of the impairment testing date, as the Molson core brands have continued to face significant competitive pressures and challenging macroeconomic conditions in the Canada market. These challenges were partially offset by anticipated cost savings initiatives. As of June 30, 2014, the Molson core brand intangible had a carrying value of $2,845.0 million.
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the second quarter of 2014. However, recent litigation related to the licensing agreement with Miller in Canada resulted in a $17.9 million impairment charge of our definite-lived intangible asset related to our licensing agreement in December 2013. As of June 30, 2014, the intangible has a remaining carrying value of $32.0 million with an estimated remaining life of approximately three years. The outcome of the litigation or any future settlement discussions with Miller could result in additional impairments. See Note 15, "Commitments and Contingencies" for further discussion.

11. Debt
Debt obligations
Our total borrowings as of June 30, 2014, and December 31, 2013, were composed of the following:

	As of
	June 30, 2014	December 31, 2013
	(In millions)
Senior notes:
€500 million 0.0% convertible note due 2013(1)	$—	$61.8
Canadian Dollar ("CAD") 900 million 5.0% notes due 2015	843.4	847.2
CAD 500 million 3.95% Series A notes due 2017	468.6	470.7
$300 million 2.0% notes due 2017	300.0	300.0
$500 million 3.5% notes due 2022 (2)	501.2	500.0
$1.1 billion 5.0% notes due 2042	1,100.0	1,100.0
Other long-term debt	0.1	0.2
Long-term credit facilities(3)	—	—
Less: unamortized debt discounts and other	(4.7)	(5.1)
Total long-term debt (including current portion)	3,208.6	3,274.8
Less: current portion of long-term debt	—	(61.8)
Total long-term debt	$3,208.6	$3,213.0

Short-term borrowings(3)	$451.6	$525.1
Current portion of long-term debt	—	61.8
Current portion of long-term debt and short-term borrowings	$451.6	$586.9

(1)
On June 15, 2012, we issued a €500 million convertible note due December 31, 2013, which included a put conversion feature to the Seller. On August 13, 2013, the conversion feature was exercised for an agreed-upon value upon exercise of €510.9 million, consisting of €500 million in principal and €10.9 million for the conversion feature.

On September 3, 2013, we paid the Seller in cash a total of €466.0 million ($614.7 million) consisting of €455.1 million ($600.3 million) in principal and €10.9 million ($14.4 million) for the conversion feature. Separate from the Seller's notice to put, we had made claims with regard to the representations and warranties provided to us upon close of the Acquisition related to local country regulatory matters associated with pre-acquisition periods. As of December 31, 2013, we had withheld €44.9 million ($61.8 million) from the €500 million in principal related to these outstanding claims. During the first half of 2014, we released the €44.9 million ($61.4 million at settlement) withheld to the Seller as a result of the settlement of these claims. We did not incur any interest on amounts withheld.
The €500 million convertible note's embedded conversion feature was determined to meet the definition of a derivative required to be bifurcated and separately accounted for at fair value with changes in fair value recorded in earnings. During the three and six months ended June 29, 2013, we recognized an unrealized gain of $2.7 million and an unrealized loss of $26.8 million, respectively, related to changes in the fair value of the conversion feature. The cash and non-cash interest, excluding the change in fair value of the convertible feature, resulted in an immaterial impact to our effective interest rate for the three and six months ended June 29, 2013.

(2)
In the second quarter of 2014, we entered into interest rate swaps to economically convert a portion of our fixed rate $500 million 3.5% notes due 2022 ("$500 million notes") to floating rate debt. This resulted in an effective interest rate of 3.31% and 3.40%, for the three and six months ended June 30, 2014, respectively. As a result of this hedge program, the carrying value of the $500 million note includes a $1.2 million adjustment for fair value movements attributable to the benchmark interest rate. See Note 13, "Derivative Instruments and Hedging Activities" for further details.

(3)
As of June 30, 2014, and December 31, 2013, the outstanding borrowings under the commercial paper program were $301.1 million and $379.8 million, respectively, with a weighted average effective interest rate and tenor for these outstanding borrowings of 0.38%; 29.6 days and 0.49%; 47.2 days, respectively. We have a revolving credit facility in Europe to provide €150 million on an uncommitted basis through September 2014. As of June 30, 2014, there were no outstanding borrowings under this revolving credit facility and as of December 31, 2013, the outstanding borrowings under this revolving credit facility were $137.4 million (€100.0 million).

During the second quarter of 2014, we entered into a five-year, $750 million revolving multi-currency credit facility, which provides a $100 million sub-facility available for the issuance of letters of credit. This $750 million revolving facility replaced our existing $400 million and $550 million revolving credit facilities, which had maturities in the second quarters of 2015 and 2016, respectively. As a result, we made a reduction to the size of our existing commercial paper program to a maximum aggregate amount outstanding at any time of $750 million. Concurrent with the transaction, we incurred $1.8 million of issuance costs related to the $750 million revolving credit facility which are being amortized over the term of the agreement and recognized $1.3 million of accelerated amortization related to the termination of the pre-existing facilities. There were no outstanding borrowings under our $750 million revolving credit facility as of June 30, 2014, or under our pre-existing credit facilities upon termination or as of December 31, 2013. As of June 30, 2014, we have $448.9 million available to draw on under our $750 million revolving credit facility, as the borrowing capacity is reduced by borrowings under our commercial paper program discussed above.
As of June 30, 2014, and December 31, 2013, we had outstanding borrowings of $4.4 million and $3.1 million, respectively, under the Japanese Yen line of credit and no borrowings under the GBP and CAD facilities.
Our Europe segment has a notional cross-border, cross-currency cash pool for the majority of its subsidiaries. As of June 30, 2014, we had $134.2 million in bank overdrafts and $166.9 million in bank cash related to the pool for a net positive position of $32.7 million. As of December 31, 2013, we did not have bank overdrafts related to the cash pool. Also included in short-term borrowings is $11.9 million and $4.8 million related to factoring arrangements and other short-term borrowings within our Europe business as of June 30, 2014, and December 31, 2013, respectively.
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of June 30, 2014, and December 31, 2013, the fair value of our outstanding long-term debt (including current portion) was $3,368.9 million and $3,359.1 million, respectively. All senior notes are valued based on significant observable inputs and would be classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values.
Other
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions and transfers of assets. As of June 30, 2014, and December 31, 2013, we were in compliance with all of these restrictions and have met all debt payment obligations.

12. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) ("AOCI") for the first half of 2014 were as follows:

	MCBC shareholders
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2013	$979.1	$14.6	$(556.3)	$(282.5)	$154.9
Foreign currency translation adjustments	28.5	(8.9)	0.1	—	19.7
Unrealized gain (loss) on derivative instruments	—	6.3	—	—	6.3
Reclassification of derivative (gain) loss to income	—	(8.2)	—	—	(8.2)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	16.8	—	16.8
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	16.9	16.9
Tax benefit (expense)	(41.6)	0.2	(1.4)	(7.7)	(50.5)
As of June 30, 2014	$966.0	$4.0	$(540.8)	$(273.3)	$155.9
Reclassifications from AOCI to income for the three and six months ended June 30, 2014, and June 29, 2013, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 29, 2013	June 30, 2014	June 29, 2013
	Reclassifications from AOCI				Location of gain (loss) recognized in income
	(In millions)
Gain/(loss) on cash flow hedges:
Forward starting interest rate swaps	$(0.4)	$(0.4)	$(0.8)	$(0.8)	Interest expense, net
Foreign currency forwards	0.7	0.5	2.3	0.4	Other income (expense), net
Foreign currency forwards	3.0	1.2	6.3	1.7	Cost of goods sold
Commodity swaps	0.2	0.2	0.4	—	Cost of goods sold
Total income (loss) reclassified, before tax	3.5	1.5	8.2	1.3
Income tax benefit (expense)	(1.1)	(0.7)	(2.6)	(0.6)
Net income (loss) reclassified, net of tax	$2.4	$0.8	$5.6	$0.7

Amortization of defined benefit pension and other postretirement benefit plan items:
Prior service benefit (cost)	$0.5	$0.7	$1.1	$1.4	(1)
Net actuarial gain (loss)	(9.0)	(14.0)	(17.9)	(28.2)	(1)
Total income (loss) reclassified, before tax	(8.5)	(13.3)	(16.8)	(26.8)
Income tax benefit (expense)	0.7	—	1.4	2.9
Net income (loss) reclassified, net of tax	$(7.8)	$(13.3)	$(15.4)	$(23.9)

Total income (loss) reclassified, net of tax	$(5.4)	$(12.5)	$(9.8)	$(23.2)

(1)	These components of AOCI are included in the computation of net periodic pension and other postretirement benefit cost. See Note 14, "Pension and Other Postretirement Benefits" for additional details.

13. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented in Notes 1 and 17 of the Notes included in our Annual Report and did not significantly change during the first half of 2014. As noted in Note 17 of the Notes included in our Annual Report, due to the nature of our counterparty agreements, and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and therefore present our derivative positions gross in our unaudited condensed consolidated balance sheets. Our significant derivative/hedge positions have not changed significantly since year-end, except as noted below.
Interest Rate Swaps
In the second quarter of 2014, we entered into interest rate swaps with an aggregate notional of $300 million to economically convert that portion of our fixed rate $500 million 3.5% notes due 2022 ("$500 million notes") to floating rate debt. We will receive fixed interest payments semi-annually at a rate of 3.5% per annum and pay a rate to our counterparties based on a credit spread plus the three month LIBOR rate, thereby effectively exchanging a fixed interest obligation for a floating interest obligation. Subsequent to June 30, 2014, we entered into incremental interest rate swaps with an aggregate notional of $200 million thus economically converting all of the $500 million notes to floating rate debt.
We entered into these interest rate swap agreements to minimize exposure to changes in the fair value of our $500 million notes that results from fluctuations in the benchmark interest rate, specifically LIBOR, and have designated these swaps as fair value hedges and determined that there is zero ineffectiveness. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged item are recognized in earnings. For each of the three and six months ended June 30, 2014, the changes in fair value of the interest rate swaps and the offsetting changes in fair value of the $500 million notes attributable to the benchmark interest rate was a gain of $1.2 million and a loss of $1.2 million respectively, both recorded in interest expense in our unaudited condensed consolidated statement of operations. Accordingly, as of June 30, 2014, such adjustments had increased the carrying value of our $500 million notes by $1.2 million. See Note 11, "Debt" for additional details.
Forward Starting Interest Rate Swaps
In the second quarter of 2014, we began to enter into forward starting interest rate swaps to manage our exposure to the volatility of the interest rates associated with future interest payments on a forecasted debt issuance. As of June 30, 2014, we had entered into one swap agreement having a total notional of CAD 40 million with a fixed interest rate of 3.11%. Subsequent to June 30, 2014, we entered into additional forward starting interest rate swaps totaling CAD 120 million and we intend to enter into multiple additional forward starting interest rate swaps up to the date of the forecasted issuance. The forward starting interest rate swaps have an effective date of September 2015 and a termination date of September 2025 mirroring the terms of the forecasted debt issuance. Under the agreements we are required to early terminate these swaps in 2015 at the time we expect to issue the forecasted debt. We have designated these contracts as cash flow hedges.
Cross Currency Swaps
In the first quarter of 2014, we early settled the final remaining CAD 241 million notional of our outstanding currency swaps designated as a net investment hedge of our Canadian operations for $65.2 million. As of June 30, 2014, we do not have any cross currency swap positions outstanding.

Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk. The table below summarizes our derivative assets and liabilities that were measured at fair value as of June 30, 2014, and December 31, 2013.

		Fair value measurements as of June 30, 2014
	Total at June 30, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Interest rate swaps	$0.9	$—	$0.9	$—
Foreign currency forwards	10.6	—	10.6	—
Commodity swaps	(4.1)	—	(4.1)	—
Total	$7.4	$—	$7.4	$—

		Fair value measurements as of December 31, 2013
	Total at December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(71.7)	$—	$(71.7)	$—
Foreign currency forwards	19.7	—	19.7	—
Commodity swaps	(4.9)	—	(4.9)	—
Total	$(56.9)	$—	$(56.9)	$—

As of June 30, 2014, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the three and six months ended June 30, 2014, were all included in Level 2.
Results of Period Derivative Activity
The tables below include the year to date results of our derivative activity in the unaudited condensed consolidated balance sheets as of June 30, 2014, and December 31, 2013, and the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2014, and June 29, 2013.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheet (in millions, except for certain commodity swaps with notional amounts measured in Metric Tonnes, as noted)

	June 30, 2014
			Asset derivatives		Liability derivatives
	Notional amount		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate swaps	USD	337.5	Other non-current assets	$1.2	Other liabilities	$(0.3)
Foreign currency forwards	USD	413.6	Other current assets	8.3	Accounts payable and other current liabilities	(0.1)
			Other non-current assets	3.9	Other liabilities	(1.5)
Total derivatives designated as hedging instruments				$13.4		$(1.9)
Derivatives not designated as hedging instruments:
Commodity swaps - Natural Gas	kWh	744.3	Other current assets	$0.5	Accounts payable and other current liabilities	$(0.9)
			Other non-current assets	0.1	Other liabilities	(0.4)
Commodity swaps - Other	Metric tonnes (actual)	48,657	Other current assets	0.3	Accounts payable and other current liabilities	(1.7)
			Other non-current assets	0.4	Other liabilities	(2.4)
Total derivatives not designated as hedging instruments				$1.3		$(5.4)

	December 31, 2013
			Asset derivatives		Liability derivatives
	Notional amount		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	CAD	240.7	Other current assets	$—	Accounts payable and other current liabilities	$(71.7)
Foreign currency forwards	USD	476.1	Other current assets	11.5	Accounts payable and other current liabilities	—
			Other non-current assets	8.2	Other liabilities	—
Commodity swaps	kWh	848.8	Other current assets	0.2	Accounts payable and other current liabilities	(0.2)
			Other non-current assets	0.1	Other liabilities	(0.3)
Total derivatives designated as hedging instruments				$20.0		$(72.2)
Derivatives not designated as hedging instruments:
Commodity swaps	Metric tonnes (actual)	55,653	Other current assets	$—	Accounts payable and other current liabilities	$(2.0)
			Other non-current assets	—	Other liabilities	(2.7)
Total derivatives not designated as hedging instruments				$—		$(4.7)

The Pretax Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (in millions)

For the Three Months Ended June 30, 2014
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$(0.3)	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forwards	(15.1)	Other income (expense), net	0.7	Other income (expense), net	—
		Cost of goods sold	3.0	Cost of goods sold	—
Commodity swaps	0.2	Cost of goods sold	0.2	Cost of goods sold	—
Total	$(15.2)		$3.5		$—

For the Three Months Ended June 30, 2014
Derivatives in fair value hedge relationships	Amount of gain (loss) recognized in income on derivative	Location of gain (loss) recognized in income
Interest rate swaps	$1.2	Interest expense, net
Total	$1.2

For the Three Months Ended June 29, 2013
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forwards	14.8	Other income (expense), net	0.5	Other income (expense), net	—
		Cost of goods sold	1.2	Cost of goods sold	—
Commodity swaps	(0.6)	Cost of goods sold	0.2	Cost of goods sold	—
Total	$14.2		$1.5		$—

For the Three Months Ended June 29, 2013
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$15.3	Other income (expense), net	$—	Other income (expense), net	$—
€120 million term loan due 2016	(1.7)	Other income (expense), net	—	Other income (expense), net	—
Total	$13.6		$—		$—

For the Six Months Ended June 30, 2014
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$(0.3)	Interest expense, net	$(0.8)	Interest expense, net	$—
Foreign currency forwards	(0.4)	Other income (expense), net	2.3	Other income (expense), net	—
		Cost of goods sold	6.3	Cost of goods sold	—
Commodity swaps	0.5	Cost of goods sold	0.4	Cost of goods sold	—
Total	$(0.2)		$8.2		$—

For the Six Months Ended June 30, 2014
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$6.5	Other income (expense), net	$—	Other income (expense), net	$—
Total	$6.5		$—		$—

For the Six Months Ended June 30, 2014
Derivatives in fair value hedge relationships	Amount of gain (loss) recognized in income on derivative	Location of gain (loss) recognized in income
Interest rate swaps	$1.2	Interest expense, net
Total	$1.2

For the Six Months Ended June 29, 2013
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(0.8)	Interest expense, net	$—
Foreign currency forwards	23.7	Other income (expense), net	0.4	Other income (expense), net	—
		Cost of goods sold	1.7	Cost of goods sold	—
Commodity swaps	—	Cost of goods sold	—	Cost of goods sold	—
Total	$23.7		$1.3		$—

For the Six Months Ended June 29, 2013
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$29.5	Other income (expense), net	$—	Other income (expense), net	$—
€120 million term loan due 2016	2.0	Other income (expense), net	—	Other income (expense), net	—
Total	$31.5		$—		$—
During the periods presented we recorded no significant ineffectiveness related to these cash flow, net investment and fair value hedges.
We expect net gains of approximately $8 million (pre-tax) recorded in AOCI at June 30, 2014, will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged at June 30, 2014, is 3.8 years.

Other Derivatives (in millions)

For the Three Months Ended June 30, 2014
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$0.7
Total		$0.7

For the Three Months Ended June 29, 2013
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Equity conversion feature of debt	Interest expense, net	$3.2
	Other income (expense), net	(0.5)
Commodity Swaps	Cost of goods sold	(1.5)
Foreign currency forwards	Other income (expense), net	3.9
Total		$5.1

For the Six Months Ended June 30, 2014
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(0.6)
Total		$(0.6)

For the Six Months Ended June 29, 2013
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Equity conversion feature of debt	Interest expense, net	$(26.5)
	Other income (expense), net	(0.3)
Commodity Swaps	Cost of goods sold	(1.5)
Foreign currency forwards	Other income (expense), net	(6.7)
Total		$(35.0)
14. Pension and Other Postretirement Benefits
Net Periodic Pension and Other Postretirement Benefits ("OPEB") Cost

	For the Three Months Ended
	June 30, 2014			June 29, 2013
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net periodic pension and OPEB cost:
Service cost - benefits earned during the year	$3.3	$0.8	$4.1	$4.0	$0.9	$4.9
Interest cost on projected benefit obligation	42.6	1.9	44.5	38.8	1.8	40.6
Expected return on plan assets	(49.8)	—	(49.8)	(44.0)	—	(44.0)
Amortization of prior service cost (benefit)	0.2	(0.7)	(0.5)	0.2	(0.9)	(0.7)
Amortization of net actuarial loss (gain)	9.3	(0.3)	9.0	14.1	(0.1)	14.0
Less: expected participant contributions	(0.3)	—	(0.3)	(0.3)	—	(0.3)
Net periodic pension and OPEB cost	$5.3	$1.7	$7.0	$12.8	$1.7	$14.5

	For the Six Months Ended
	June 30, 2014			June 29, 2013
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net periodic pension and OPEB cost:
Service cost - benefits earned during the year	6.6	1.5	8.1	$8.0	$1.8	$9.8
Interest cost on projected benefit obligation	84.7	3.6	88.3	78.2	3.6	81.8
Expected return on plan assets	(98.9)	—	(98.9)	(88.7)	—	(88.7)
Amortization of prior service cost (benefit)	0.4	(1.5)	(1.1)	0.4	(1.8)	(1.4)
Amortization of net actuarial loss (gain)	18.4	(0.5)	17.9	28.4	(0.2)	28.2
Less: expected participant contributions	(0.6)	—	(0.6)	(0.6)	—	(0.6)
Net periodic pension and OPEB cost	$10.6	$3.1	$13.7	$25.7	$3.4	$29.1
During the six months ended June 30, 2014, employer contributions to the defined benefit plans were $23.8 million. Total fiscal year 2014 employer contributions to the defined benefit plans are expected to be approximately $35 million based on foreign exchange rates as of June 30, 2014. MillerCoors, BRI and BDL contributions to their defined benefit pension and other postretirement benefit plans are not included above, as they are not consolidated in our financial statements.
15. Commitments and Contingencies
Discontinued Operations
Kaiser
In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In addition, we provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. The discontinued operations balances within the current and non-current liabilities of our unaudited condensed consolidated balance sheets consist entirely of our estimates of these liabilities. These liabilities are denominated in Brazilian Reais and are therefore subject to foreign exchange gains or losses, which are recognized in the discontinued operations section of the unaudited condensed consolidated statement of operations. There have been no changes in the underlying liabilities from the year ended December 31, 2013, therefore all changes in the current and non-current liabilities of discontinued operations during the first half of 2014 are due to fluctuations in foreign exchange rates from December 31, 2013, to June 30, 2014. During the three months ended June 30, 2014, and June 29, 2013, we recognized gains of $0.2 million and $1.7 million, respectively, from discontinued operations associated with foreign exchange gains and losses related to indemnities we provided to FEMSA and during the six months ended June 30, 2014, and June 29, 2013, we recognized losses of $1.7 million and gains of $0.8 million, respectively. Our exposure related to the tax, civil and labor indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. Separately, the maximum potential claims amount remaining for the purchased tax credits was $158.1 million as of June 30, 2014.
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

Related to guarantees, other liabilities in the accompanying unaudited condensed consolidated balance sheets include $5.7 million as of June 30, 2014, and $5.8 million as of December 31, 2013, both of which are non-current.
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have accrued an aggregate of $17.1 million as of June 30, 2014, and $14.0 million as of December 31, 2013. We believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated financial statements.
In addition to the specific case discussed below, we are involved in other disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes or legal actions is expected to have a material impact on our business, consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.
In 2013, we became aware of potential liabilities in several Central European countries primarily related to local country regulatory matters associated with pre-acquisition periods. We recorded liabilities related to these matters in the second quarter of 2013 as we finalized purchase price accounting related to the Acquisition. During the first quarter of 2014, these matters were favorably resolved and we released the associated indirect tax and income tax related reserves, inclusive of post-acquisition accrued interest, resulting in a gain of $13.0 million, recorded within marketing, general and administrative expenses and an income tax benefit of $18.5 million. As a result of the resolution, in the first quarter of 2014 we released amounts previously withheld with regard to these matters to the Seller. See Note 11, "Debt" for further discussion.
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
Litigation and Other Disputes
In December 2012, Miller Brewing Company (“Miller”) orally informed us of its intent to terminate the license agreement between Miller and us whereby we have exclusive rights to distribute certain Miller products in Canada (the “License Agreement”). Miller alleges that we failed to meet certain volume sales targets under the License Agreement. We do not believe Miller has any right under the License Agreement or otherwise to terminate the License Agreement. We filed a lawsuit in Ontario, Canada (Molson Canada 2005 v. Miller Brewing Company, Sup. Ct. of Justice-Ontario, CV-12-470589) seeking an injunction preventing Miller from terminating the License Agreement and ordering Miller to abide by its contractual terms. On January 18, 2013, Miller sent written notice to us purporting to terminate the License Agreement. On June 20, 2013, we were granted an injunction preventing Miller's termination of the License Agreement, pending a trial on the merits, originally scheduled for December 2013. During December 2013, upon completion of discovery and exchange of affidavits, both parties requested an extension of the trial and entered into private settlement discussions. The parties have been unable to reach a settlement at this time. On May 2, 2014, the court set a new trial date for November 2014.
At trial we intend to vigorously assert and defend our rights in this lawsuit. The ultimate outcome of the litigation could result in a materially different outcome than currently estimated by management, including the potential of further impairment beyond the $17.9 million non-cash charge recorded in the fourth quarter of 2013, or possible recovery of previously impaired amounts. We recognized net sales related to the License Agreement of $25.5 million and $29.9 million for the three months ended June 30, 2014, and June 29, 2013, respectively, and net sales of $39.4 million and $47.1 million for the six months ended June 30, 2014, and June 29, 2013, respectively. Additionally, as of June 30, 2014, we had a definite-lived intangible asset related to the License Agreement with a carrying value of $32.0 million and a remaining life of approximately three years.
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
Based on these assumptions, the present value and gross amount of the costs at June 30, 2014, are approximately $2.2 million and $5.3 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.
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
Europe and MCI
We are subject to the requirements of governmental and local environmental and occupational health and safety laws and regulations within each of the countries in which we operate. Compliance with these laws and regulations did not materially affect our second quarter or first half of 2014 capital expenditures, results of operations or our financial or competitive position, and we do not anticipate that they will do so during the remainder of the year.

16. Supplemental Guarantor Information
        For purposes of this Note 16, including the tables, "Parent Guarantor and 2012 Issuer" shall mean MCBC and "Subsidiary Guarantors" shall mean certain Canadian, U.S. and European subsidiaries reflecting the substantial operations of each of our Canadian and U.S. segments, as well as our U.K. operations of our European segment.
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
None of our other outstanding debt is publicly registered, and it is all guaranteed on a senior and unsecured basis by the Parent Guarantor and Subsidiary Guarantors. These guarantees are full and unconditional and joint and several. See Note 11, "Debt" for details of all debt issued and outstanding as of June 30, 2014.
Presentation
During the second quarter of 2014, we identified an immaterial error related to unrecognized tax benefits in previous years and have revised our unaudited condensed consolidated balance sheet as of December 31, 2013 to correct for this error. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further information. We have revised our guarantor condensed consolidating balance sheet as of December 31, 2013 included herein, to reflect the correction of this error and we do not consider the impacts material to the presentation.
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
During the third quarter of 2013, we identified that we had incorrectly recorded tax adjustments related to certain foreign currency movements in the financial statements for both the first and second quarters of 2013. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further information. We have revised comprehensive income (loss) attributable to MCBC in the condensed consolidating statement of operations for the three and six months ended June 29, 2013. These errors were corrected in the third quarter of 2013 and therefore had no impact on the unaudited condensed consolidated balance sheet as of December 31, 2013. This revision, in addition to the change in accounting described above, resulted in adjustments to comprehensive income (loss) attributable to MCBC within the condensed consolidating statement of operations for the Parent Guarantor from $225.9 million, as previously reported, to $180.6 million, as adjusted, for the three months ended June 29, 2013, and $19.7 million, as previously reported, to $(52.1) million, as adjusted, for the six months ended June 29, 2013.
The following information sets forth the condensed consolidating statements of operations for the three and six months ended June 30, 2014, and June 29, 2013, condensed consolidating balance sheets as of June 30, 2014, and December 31, 2013, and condensed consolidating statements of cash flows for the six months ended June 30, 2014, and June 29, 2013. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Guarantor and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$(3.2)	$1,262.5	$415.0	$11.6	$1,685.9
Excise taxes	—	(405.2)	(92.2)	—	(497.4)
Net sales	(3.2)	857.3	322.8	11.6	1,188.5
Cost of goods sold	—	(520.8)	(147.2)	(15.3)	(683.3)
Gross profit	(3.2)	336.5	175.6	(3.7)	505.2
Marketing, general and administrative expenses	(29.6)	(193.7)	(108.2)	3.7	(327.8)
Special items, net	(0.3)	(0.6)	(1.8)	—	(2.7)
Equity income (loss) in subsidiaries	296.0	60.0	99.0	(455.0)	—
Equity income in MillerCoors	—	190.1	—	—	190.1
Operating income (loss)	262.9	392.3	164.6	(455.0)	364.8
Interest income (expense), net	(22.4)	73.9	(87.7)	—	(36.2)
Other income (expense), net	2.1	1.2	(2.6)	—	0.7
Income (loss) from continuing operations before income taxes	242.6	467.4	74.3	(455.0)	329.3
Income tax benefit (expense)	48.3	(117.1)	32.4	—	(36.4)
Net income (loss) from continuing operations	290.9	350.3	106.7	(455.0)	292.9
Income (loss) from discontinued operations, net of tax	—	—	0.2	—	0.2
Net income (loss) including noncontrolling interests	290.9	350.3	106.9	(455.0)	293.1
Net (income) loss attributable to noncontrolling interests	—	—	(2.2)	—	(2.2)
Net income (loss) attributable to MCBC	$290.9	$350.3	$104.7	$(455.0)	$290.9
Comprehensive income (loss) attributable to MCBC	$453.4	$508.5	$156.0	$(664.5)	$453.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 29, 2013
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$9.6	$1,310.9	$406.6	$(67.4)	$1,659.7
Excise taxes	—	(391.5)	(90.2)	—	(481.7)
Net sales	9.6	919.4	316.4	(67.4)	1,178.0
Cost of goods sold	—	(521.7)	(219.3)	56.9	(684.1)
Gross profit	9.6	397.7	97.1	(10.5)	493.9
Marketing, general and administrative expenses	(27.8)	(198.5)	(103.7)	10.5	(319.5)
Special items, net	(0.7)	(0.2)	(0.4)	—	(1.3)
Equity income (loss) in subsidiaries	250.4	(121.4)	141.5	(270.5)	—
Equity income in MillerCoors	—	172.6	—	—	172.6
Operating income (loss)	231.5	250.2	134.5	(270.5)	345.7
Interest income (expense), net	(27.7)	84.0	(97.5)	—	(41.2)
Other income (expense), net	15.0	(10.2)	(12.1)	—	(7.3)
Income (loss) from continuing operations before income taxes	218.8	324.0	24.9	(270.5)	297.2
Income tax benefit (expense)	48.5	(74.4)	(4.1)	—	(30.0)
Net income (loss) from continuing operations	267.3	249.6	20.8	(270.5)	267.2
Income (loss) from discontinued operations, net of tax	—	—	1.7	—	1.7
Net income (loss) including noncontrolling interests	267.3	249.6	22.5	(270.5)	268.9
Net (income) loss attributable to noncontrolling interests	—	—	(1.6)	—	(1.6)
Net income (loss) attributable to MCBC	$267.3	$249.6	$20.9	$(270.5)	$267.3
Comprehensive income (loss) attributable to MCBC	$180.6	$180.4	$38.7	$(219.1)	$180.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$4.8	$2,213.3	$674.0	$(27.9)	$2,864.2
Excise taxes	—	(710.1)	(149.6)	—	(859.7)
Net sales	4.8	1,503.2	524.4	(27.9)	2,004.5
Cost of goods sold	—	(925.5)	(290.0)	9.0	(1,206.5)
Gross profit	4.8	577.7	234.4	(18.9)	798.0
Marketing, general and administrative expenses	(60.8)	(367.5)	(182.3)	18.9	(591.7)
Special items, net	(0.3)	(11.3)	61.4	—	49.8
Equity income (loss) in subsidiaries	497.4	26.3	120.2	(643.9)	—
Equity income in MillerCoors	—	312.9	—	—	312.9
Operating income (loss)	441.1	538.1	233.7	(643.9)	569.0
Interest income (expense), net	(43.8)	149.7	(177.5)	—	(71.6)
Other income (expense), net	2.4	3.2	(4.1)	—	1.5
Income (loss) from continuing operations before income taxes	399.7	691.0	52.1	(643.9)	498.9
Income tax benefit (expense)	54.6	(132.4)	36.6	—	(41.2)
Net income (loss) from continuing operations	454.3	558.6	88.7	(643.9)	457.7
Income (loss) from discontinued operations, net of tax	—	—	(1.7)	—	(1.7)
Net income (loss) including noncontrolling interests	454.3	558.6	87.0	(643.9)	456.0
Net (income) loss attributable to noncontrolling interests	—	—	(1.7)	—	(1.7)
Net income (loss) attributable to MCBC	$454.3	$558.6	$85.3	$(643.9)	$454.3
Comprehensive income attributable to MCBC	$455.3	$602.5	$134.1	$(736.6)	$455.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 29, 2013
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$13.5	$2,283.7	$647.0	$(99.7)	$2,844.5
Excise taxes	—	(695.3)	(142.7)	—	(838.0)
Net sales	13.5	1,588.4	504.3	(99.7)	2,006.5
Cost of goods sold	—	(949.4)	(366.0)	84.2	(1,231.2)
Gross profit	13.5	639.0	138.3	(15.5)	775.3
Marketing, general and administrative expenses	(64.9)	(382.8)	(181.2)	15.5	(613.4)
Special items, net	(1.0)	(1.0)	(0.8)	—	(2.8)
Equity income (loss) in subsidiaries	350.0	(272.7)	176.7	(254.0)	—
Equity income in MillerCoors	—	290.0	—	—	290.0
Operating income (loss)	297.6	272.5	133.0	(254.0)	449.1
Interest income (expense), net	(53.7)	132.1	(194.5)	—	(116.1)
Other income (expense), net	1.4	20.6	(25.0)	—	(3.0)
Income (loss) from continuing operations before income taxes	245.3	425.2	(86.5)	(254.0)	330.0
Income tax benefit (expense)	50.5	(77.4)	(5.1)	—	(32.0)
Net income (loss) from continuing operations	295.8	347.8	(91.6)	(254.0)	298.0
Income (loss) from discontinued operations, net of tax	—	—	0.8	—	0.8
Net income (loss) including noncontrolling interests	295.8	347.8	(90.8)	(254.0)	298.8
Net (income) loss attributable to noncontrolling interests	—	—	(3.0)	—	(3.0)
Net income (loss) attributable to MCBC	$295.8	$347.8	$(93.8)	$(254.0)	$295.8
Comprehensive income attributable to MCBC	$(52.1)	$55.9	$(187.3)	$131.4	$(52.1)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 30, 2014
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$77.4	$263.6	$165.0	$—	$506.0
Accounts receivable, net	0.1	498.6	232.2	—	730.9
Other receivables, net	66.2	51.3	24.0	—	141.5
Total inventories, net	—	223.7	53.6	—	277.3
Other current assets, net	6.6	64.5	48.2	—	119.3
Deferred tax assets	—	1.5	26.7	(2.9)	25.3
Intercompany accounts receivable	—	3,395.0	278.8	(3,673.8)	—
Total current assets	150.3	4,498.2	828.5	(3,676.7)	1,800.3
Properties, net	31.3	1,267.4	675.3	—	1,974.0
Goodwill	—	1,189.3	1,251.4	—	2,440.7
Other intangibles, net	—	4,265.3	2,511.9	—	6,777.2
Investment in MillerCoors	—	2,598.6	—	—	2,598.6
Net investment in and advances to subsidiaries	13,469.9	3,211.4	6,856.1	(23,537.4)	—
Deferred tax assets	9.1	2.1	0.1	5.2	16.5
Other assets	22.2	177.5	66.0	—	265.7
Total assets	$13,682.8	$17,209.8	$12,189.3	$(27,208.9)	$15,873.0
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$67.2	$978.0	$469.5	$—	$1,514.7
Deferred tax liabilities	8.8	132.2	—	(2.9)	138.1
Current portion of long-term debt and short-term borrowings	301.1	—	150.5	—	451.6
Discontinued operations	—	—	7.3	—	7.3
Intercompany accounts payable	2,419.8	298.4	955.6	(3,673.8)	—
Total current liabilities	2,796.9	1,408.6	1,582.9	(3,676.7)	2,111.7
Long-term debt	1,897.5	1,311.0	0.1	—	3,208.6
Pension and postretirement benefits	2.8	433.5	7.0	—	443.3
Deferred tax liabilities	—	0.2	972.0	5.2	977.4
Other liabilities	26.8	24.2	77.4	—	128.4
Discontinued operations	—	—	18.5	—	18.5
Intercompany notes payable	—	1,547.9	6,270.0	(7,817.9)	—
Total liabilities	4,724.0	4,725.4	8,927.9	(11,489.4)	6,887.9
MCBC stockholders' equity	8,962.0	18,943.8	4,593.6	(23,537.4)	8,962.0
Intercompany notes receivable	(3.2)	(6,459.4)	(1,355.3)	7,817.9	—
Total stockholders' equity	8,958.8	12,484.4	3,238.3	(15,719.5)	8,962.0
Noncontrolling interests	—	—	23.1	—	23.1
Total equity	8,958.8	12,484.4	3,261.4	(15,719.5)	8,985.1
Total liabilities and equity	$13,682.8	$17,209.8	$12,189.3	$(27,208.9)	$15,873.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2013
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$90.6	$248.7	$103.0	$—	$442.3
Accounts receivable, net	0.7	466.3	136.6	—	603.6
Other receivables, net	48.0	56.5	19.9	—	124.4
Total inventories, net	—	166.8	38.5	—	205.3
Other current assets, net	8.4	60.1	43.2	—	111.7
Deferred tax assets	—	—	53.3	(2.9)	50.4
Intercompany accounts receivable	—	3,186.8	196.5	(3,383.3)	—
Total current assets	147.7	4,185.2	591.0	(3,386.2)	1,537.7
Properties, net	31.0	1,282.8	656.3	—	1,970.1
Goodwill	—	1,161.8	1,256.9	—	2,418.7
Other intangibles, net	—	4,292.3	2,532.8	—	6,825.1
Investment in MillerCoors	—	2,506.5	—	—	2,506.5
Net investment in and advances to subsidiaries	12,860.9	3,303.7	6,654.9	(22,819.5)	—
Deferred tax assets	28.8	3.1	1.0	5.4	38.3
Other assets	35.5	175.0	73.2	—	283.7
Total assets	$13,103.9	$16,910.4	$11,766.1	$(26,200.3)	$15,580.1
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$71.5	$998.6	$359.5	$—	$1,429.6
Deferred tax liabilities	8.8	132.2	—	(2.9)	138.1
Current portion of long-term debt and short-term borrowings	379.7	61.8	145.4	—	586.9
Discontinued operations	—	—	6.8	—	6.8
Intercompany accounts payable	2,120.7	228.3	1,034.3	(3,383.3)	—
Total current liabilities	2,580.7	1,420.9	1,546.0	(3,386.2)	2,161.4
Long-term debt	1,896.2	1,316.6	0.2	—	3,213.0
Pension and postretirement benefits	2.6	453.3	6.7	—	462.6
Deferred tax liabilities	—	—	906.0	5.4	911.4
Other liabilities	22.4	22.4	139.5	—	184.3
Discontinued operations	—	—	17.3	—	17.3
Intercompany notes payable	—	1,693.9	6,138.9	(7,832.8)	—
Total liabilities	4,501.9	4,907.1	8,754.6	(11,213.6)	6,950.0
MCBC stockholders' equity	8,605.2	18,332.5	4,487.0	(22,819.5)	8,605.2
Intercompany notes receivable	(3.2)	(6,329.2)	(1,500.4)	7,832.8	—
Total stockholders' equity	8,602.0	12,003.3	2,986.6	(14,986.7)	8,605.2
Noncontrolling interests	—	—	24.9	—	24.9
Total equity	8,602.0	12,003.3	3,011.5	(14,986.7)	8,630.1
Total liabilities and equity	$13,103.9	$16,910.4	$11,766.1	$(26,200.3)	$15,580.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$178.0	$292.2	$109.9	$(4.1)	$576.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(5.5)	(79.2)	(41.7)	—	(126.4)
Proceeds from sales of properties and other assets	—	2.8	1.3	—	4.1
Investment in MillerCoors	—	(764.4)	—	—	(764.4)
Return of capital from MillerCoors	—	691.9	—	—	691.9
Loan repayments	—	4.0	—	—	4.0
Loan advances	—	(3.3)	—	—	(3.3)
Net intercompany investing activity	(15.1)	137.6	157.5	(280.0)	—
Net cash provided by (used in) investing activities	(20.6)	(10.6)	117.1	(280.0)	(194.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	27.7	—	—	—	27.7
Excess tax benefits from share-based compensation	3.2	—	—	—	3.2
Dividends paid	(120.6)	—	(20.2)	4.1	(136.7)
Dividends paid to noncontrolling interest holders	—	—	(2.4)	—	(2.4)
Payments for purchase of noncontrolling interest	—	—	(0.4)		(0.4)
Debt issuance costs	(1.8)	—	—	—	(1.8)
Payments on long-term debt and capital lease obligations	(0.4)	(61.7)	(0.1)	—	(62.2)
Proceeds from short-term borrowings	—	—	20.9	—	20.9
Payments on short-term borrowings	—	—	(23.3)	—	(23.3)
Payments on settlement of derivative instruments	—	(65.2)	—	—	(65.2)
Net proceeds from (payments on) revolving credit facilities and commercial paper	(78.7)	—	(135.6)	—	(214.3)
Change in overdraft balances and other	—	0.6	130.8	—	131.4
Net intercompany financing activity	—	(142.4)	(137.6)	280.0	—
Net cash provided by (used in) financing activities	(170.6)	(268.7)	(167.9)	284.1	(323.1)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(13.2)	12.9	59.1	—	58.8
Effect of foreign exchange rate changes on cash and cash equivalents	—	2.0	2.9	—	4.9
Balance at beginning of year	90.6	248.7	103.0	—	442.3
Balance at end of period	$77.4	$263.6	$165.0	$—	$506.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 29, 2013
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$174.6	$301.1	$187.5	$(72.2)	$591.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(4.6)	(64.7)	(80.4)	—	(149.7)
Proceeds from sales of properties and other assets	—	1.5	3.4	—	4.9
Proceeds from sale of business	—	—	2.0	—	2.0
Investment in MillerCoors	—	(615.3)	—	—	(615.3)
Return of capital from MillerCoors	—	515.2	—	—	515.2
Investment in and advances to an unconsolidated affiliate	—	—	(2.8)	—	(2.8)
Loan repayments	—	4.7	(0.2)	—	4.5
Loan advances	—	(3.7)	—	—	(3.7)
Net intercompany investing activity	—	(12.2)	—	12.2	—
Net cash provided by (used in) investing activities	(4.6)	(174.5)	(78.0)	12.2	(244.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	63.1	—	—	—	63.1
Excess tax benefits from share-based compensation	5.4	—	—	—	5.4
Dividends paid	(102.8)	—	(86.2)	72.2	(116.8)
Dividends paid to noncontrolling interest holders	—	—	(1.2)	—	(1.2)
Payments for purchase of noncontrolling interest	—	—	(0.2)	—	(0.2)
Debt issuance costs	(0.2)	—	—	—	(0.2)
Payments on long-term debt and capital lease obligations	—	(0.4)	(52.0)	—	(52.4)
Proceeds from short-term borrowings	—	—	9.3	—	9.3
Payments on short-term borrowings	—	—	(15.1)	—	(15.1)
Payments on settlement of derivative instruments	—	(35.1)	—	—	(35.1)
Net proceeds from (payments on) revolving credit facilities and commercial paper	—	—	(2.9)	—	(2.9)
Change in overdraft balances and other	—	—	2.0	—	2.0
Net intercompany financing activity	—		12.2	(12.2)	—
Net cash provided by (used in) financing activities	(34.5)	(35.5)	(134.1)	60.0	(144.1)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	135.5	91.1	(24.6)	—	202.0
Effect of foreign exchange rate changes on cash and cash equivalents	—	(23.0)	(1.4)	—	(24.4)
Balance at beginning of year	189.8	249.3	184.9	—	624.0
Balance at end of period	$325.3	$317.4	$158.9	$—	$801.6

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
Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments and Corporate. Our reporting segments include: Molson Coors Canada ("MCC" or Canada segment), operating in Canada; MillerCoors LLC ("MillerCoors" or U.S. segment), which is accounted for by us under the equity method of accounting, operating in the United States ("U.S."); Molson Coors Europe (Europe segment), operating in Bosnia-Herzegovina, Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, Republic of Ireland, Romania, Serbia, Slovakia and the United Kingdom ("U.K."); and Molson Coors International ("MCI"), operating in various other countries.
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
Our Fiscal Year
On November 14, 2013, our Board of Directors approved a resolution to change MCBC's fiscal year from a 52/53 week fiscal year to a calendar year. As such, our 2013 fiscal year was extended from December 28, 2013, to December 31, 2013, with subsequent fiscal years beginning on January 1 and ending on December 31 of each year. Beginning January 1, 2014, quarterly results reflect the three month periods ending March 31, June 30, September 30, and December 31. This change aligned our fiscal year and interim reporting periods with our Central Europe business and MillerCoors, which were already following a monthly fiscal reporting calendar. Unless otherwise indicated, and with the exception of the Central Europe business and Miller Coors, the second quarter of 2013 and the three months ended June 29, 2013, refer to the thirteen weeks ended June 29, 2013. The first half of 2013 and the six months ended June 29, 2013, refer to the twenty-six weeks ended June 29, 2013. The second quarter and first half of 2014 refer to the three and six months ended June 30, 2014, respectively. Fiscal year 2014 refers to the 12 months ending December 31, 2014, and fiscal year 2013 refers to the period from December 30, 2012, to December 31, 2013. The impact of the additional days in fiscal year 2013 is immaterial to the unaudited condensed consolidated financial statements.

The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; in communications with the board of directors, stockholders, analysts and investors concerning our financial performance; as useful comparisons to the performance of our competitors; and as metrics of certain management incentive compensation calculations. We believe that underlying income, underlying income per diluted share, underlying EBITDA, underlying effective tax rate and underlying free cash flow performance are used by and are useful to investors and other users of our financial statements in evaluating our operating performance because they provide an additional tool to evaluate our performance without regard to special and non-core items, which can vary substantially from company to company depending upon accounting methods and book value of assets and capital structure. We have provided reconciliations of all non-GAAP measures to their nearest U.S. GAAP measures and have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure. These adjustments consist of special items from our U.S. GAAP financial statements (see Part I-Item 1. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" of the Notes for additional discussion) as well as other non-core items, such as acquisition and integration related costs, unrealized mark-to-market gains and losses, and gains and losses on sales of non-operating assets, included in our U.S. GAAP results that warrant adjustment to arrive at non-GAAP results. We consider these items to be necessary adjustments for purposes of evaluating our ongoing business performance and are often considered non-recurring. Such adjustments are subjective and involve significant management judgment.
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
Second Quarter 2014 Financial Highlights:
Net income from continuing operations attributable to MCBC of $290.7 million, or $1.56 per diluted share, increased $25.1 million or 9.5%, primarily driven by overall improved underlying performance. Underlying after-tax income increased 7.9%, to $292.7 million, or $1.57 per diluted share. This growth was driven by improved performance by MillerCoors and our Europe segment, partially offset by Canada and MCI results. Additionally, lower interest expense contributed to the increase in underlying income, driven by a decrease in total debt outstanding of $907.9 million compared to June 29, 2013. We also grew underlying EBITDA by 4.0% and expanded gross, operating and after-tax margins. Our worldwide beer volume decreased 0.9%, while net sales increased 0.9%. Additionally, we generated $331.7 million in underlying free cash flow during the second quarter of 2014, which represents a decrease in cash generated of $34.1 million from the prior year, driven by higher working capital, partially offset by higher net income. During the quarter we continued to build a larger and stronger brand portfolio that is delivering value-added innovation, continued investment in our core brands, and increased our share in above premium. As a result, we achieved positive pricing and mix, resulting in higher net sales in the quarter. We also continued to improve our operations by reducing costs, implementing common processes, and focusing on generating higher returns on our invested capital, managing our working capital and ensuring a greater return on investment for our shareholders.
Regional financial highlights include:

•
In our Canada segment, income from continuing operations before income taxes and underlying pretax income decreased 6.1% and 6.5% to $120.8 million and $120.9 million, respectively. Both income from continuing operations before income taxes and underlying pretax income were unfavorably impacted by foreign currency movements, along with the loss of the Modelo brands as a result of the termination of the Molson Modelo Imports L.P. ("MMI") joint venture this year. These factors were partially offset by cost savings in the quarter.

•
In our U.S. segment, equity income in MillerCoors increased 10.1% to $190.1 million and underlying equity income in MillerCoors increased 10.3% to $190.3 million, both increases driven by positive pricing, sales mix and cost savings.

•
In our Europe segment, income from continuing operations before income taxes of $84.5 million increased 11.5% and underlying pre-tax income of $86.8 million increased 13.3%, both increases driven by cost savings and positive geographic mix, along with favorable foreign currency movements. These factors offset the negative impacts of the severe flooding that occurred in the Balkans region during the second quarter.

•
In our MCI segment, loss from continuing operations before income taxes improved 7.5% to $3.7 million, due to cycling the $0.8 million special charge related to our China joint venture in the second quarter of 2013. Underlying pretax loss increased 19.4% to $3.7 million due to higher marketing investments, which drove strong double-digit top-line growth.

See "Results of Operations" below for further analysis of our reportable segment results.
Core brand highlights include:

•	Carling, the number one beer brand in the U.K. and the largest brand in our Europe segment, continued to grow volume during the second quarter of 2014.

•
Coors Light global volume (including our proportional percentage of MillerCoors' Coors Light volumes) increased 4.8% versus the second quarter of 2013. The overall volume increase was primarily driven by significant increases in the U.K., Mexico and Latin America, partially offset by slight decreases in Canada and the U.S. We continue to implement plans developed to reverse the negative volume trends in Canada and the U.S.

•	Molson Canadian volume in Canada remained consistent with the second quarter of 2013.

•
Staropramen volume decreased overall versus the second quarter of 2013 as a result of lower volumes in Russia and Ukraine related to political and economic turmoil. Despite severe flooding in Central Europe this year, above-premium Staropramen (outside of Czech Republic) maintained volume in the region.

The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2014, and June 29, 2013, and provides a reconciliation of "underlying income," a non-GAAP measure, to its nearest U.S. GAAP measure. See Part I-Item 1. Financial Statements, “Condensed Consolidated Statements of Operations” for additional details of our U.S. GAAP results.

	Three Months Ended			Six Months Ended
	June 30, 2014	June 29, 2013(1)	% change	June 30, 2014	June 29, 2013(1)	% change
	(In millions, except percentages and per share data)
Volume in hectoliters	8.726	8.751	(0.3)%	14.639	14.501	1.0%
Net sales	$1,188.5	$1,178.0	0.9%	$2,004.5	$2,006.5	(0.1)%
Net income attributable to MCBC from continuing operations	$290.7	$265.6	9.5%	$456.0	$295.0	54.6%
Adjustments:
Special items, net(2)	2.7	1.3	107.7%	(49.8)	2.8	N/M
42% of MillerCoors specials, net of tax(3)	0.2	—	N/M	0.5	—	N/M
Acquisition and integration related costs(4)	—	2.1	(100.0)%	—	3.9	(100.0)%
Unrealized mark-to-market (gains) and losses(5)	(1.4)	3.9	(135.9)%	(1.0)	23.7	(104.2)%
Other non-core items(6)	—	—	—%	(11.3)	(1.2)	N/M
Tax effect on non-GAAP items(7)	0.5	(1.6)	(131.3)%	0.5	(5.4)	(109.3)%
Non-GAAP: Underlying income attributable to MCBC from continuing operations, net of tax	$292.7	$271.3	7.9%	$394.9	$318.8	23.9%
Income attributable to MCBC per diluted share from continuing operations	$1.56	$1.44	8.3%	$2.46	$1.61	52.8%
Non-GAAP: Underlying income attributable to MCBC per diluted share from continuing operations	$1.57	$1.47	6.8%	$2.13	$1.74	22.4%
N/M = Not meaningful

(1)
Amounts have been adjusted to reflect the change in interim accounting for advertising expenses. See Part I-Item 1. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements for further discussion.

(2)
See Part I—Item 1. Financial Statements, Note 6, "Special Items" of the unaudited condensed consolidated financial statements for additional information. The six months ended June 30, 2014 includes the $4.9 million write-off of the remaining carrying value of the Molson Modelo L.P. ("MMI") definite-lived intangible asset, recognized as accelerated amortization expense.

(3)
See "Results of Operations" - "United States Segment" - "Special Items, net" below for additional information. The tax effect related to our share of MillerCoors special items was zero for the three and six months ended June 30, 2014.

(4)
In connection with the Acquisition, we recognized fees in marketing, general and administrative expenses of $2.1 million and $3.9 million for the three and six months ended June 29, 2013, respectively, of which $0.5 million was recorded as depreciation expense for the three months ended June 29, 2013.

(5)
During the three and six months ended June 29, 2013, we recognized an unrealized gain of $3.2 million and an unrealized loss of $26.5 million, respectively, recorded as interest expense related to changes in the fair value of the conversion feature on the €500 million convertible note. Within other income (expense), we recorded unrealized gains of $0.5 million in the six months ended June 30, 2014, and an unrealized loss of $10.1 million and gain of $10.0 million in the three and six months ended June 29, 2013, respectively, related to foreign currency movements on the

€500 million convertible note. We additionally recorded unrealized gains of $3.9 million and losses of $6.7 million in the three and six months ended June 29, 2013, respectively, related to foreign exchange contracts entered into to hedge our risk associated with the payment of this foreign denominated debt. See Part I—Item 1. Financial Statements, Note 11, "Debt" and Note 13, "Derivative Instruments and Hedging Activities" of the unaudited condensed consolidated financial statements for additional information.
Additionally, the changes in fair value on our commodity swaps not designated in hedging relationships are recorded as cost of goods sold within our Corporate business activities. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. Related to these derivatives, we recorded unrealized gains of $1.4 million and $0.5 million during the three and six months ended June 30, 2014, respectively, and unrealized losses of $0.9 million and $0.5 million during the three and six months ended June 29, 2013, respectively.

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

(7)
The effect of taxes on the adjustments used to arrive at underlying income, a non-GAAP measure, is calculated based on applying the estimated underlying full-year effective tax rate to actual underlying earnings, excluding special and non-core items. The effect of taxes on special and non-core items is calculated based on the statutory tax rate applicable to the item being adjusted for in the jurisdiction from which each adjustment arises. Additionally, the six months ended June 30, 2014, includes an income tax benefit of $16.2 million recognized in the first quarter of 2014 related to the release of an income tax reserve recorded in conjunction with the initial purchase accounting for the Acquisition and is related to the settlement of certain local country regulatory matters associated with pre-acquisition periods.

The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2014, and June 29, 2013, and provides a reconciliation of "underlying EBITDA", a non-GAAP measure, to its nearest U.S. GAAP measure. See Part I-Item 1. Financial Statements, “Condensed Consolidated Statements of Operations” for additional details of our U.S. GAAP results.

	Three Months Ended			Six Months Ended
	June 30, 2014	June 29, 2013(1)	% change	June 30, 2014	June 29, 2013(1)	% change
	(In millions, except percentages and per share data)
Net income attributable to MCBC from continuing operations	$290.7	$265.6	9.5%	$456.0	$295.0	54.6%
Add: Net income (loss) attributable to noncontrolling interests	2.2	1.6	37.5%	1.7	3.0	(43.3)%
Net income (loss) from continuing operations	$292.9	$267.2	9.6%	$457.7	$298.0	53.6%
Adjustments:
Add: Interest expense (income), net	36.2	41.2	(12.1)%	71.6	116.1	(38.3)%
Add: Income tax expense (benefit)	36.4	30.0	21.3%	41.2	32.0	28.8%
Add: Depreciation and amortization	77.2	80.7	(4.3)%	158.4	160.9	(1.6)%
Adjustments included in underlying income(2)	1.3	7.3	(82.2)%	(62.1)	29.2	N/M
Adjustments to arrive at underlying EBITDA(3)	—	2.7	(100.0)%	(4.9)	(27.0)	(81.9)%
Adjustments to arrive at underlying EBITDA related to our investment in MillerCoors(4)	32.2	28.9	11.4%	65.5	57.4	14.1%
Non-GAAP: Underlying EBITDA	$476.2	$458.0	4.0%	$727.4	$666.6	9.1%
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

Worldwide beer volume
Worldwide beer volume (including adjacencies, such as cider) is composed of our financial volume, royalty volume and proportionate share of equity investment sales-to-retail. Financial volume represents owned beer brands sold to unrelated external customers within our geographical markets, net of returns and allowances. Royalty beer volume consists of our brands produced and sold by third parties under various license and contract-brewing agreements. Equity investment sales-to-retail brand volume represents our ownership percentage share of volume in our subsidiaries accounted for under the equity method, including MillerCoors and MMI, our former joint venture in Canada with Grupo Modelo S.A.B. de C.V. ("Modelo"). We finalized the termination of our MMI joint venture in the first quarter of 2014. As such, our worldwide beer volume for the six months ended June 30, 2014, includes our percentage share of volume in MMI through the transition period ended February 28,

2014. See Part I—Item 1. Financial Statements, Note 4, "Investments" of the unaudited condensed consolidated financial statements for further discussion.
The following table highlights summarized components of our sales volume for the three and six months ended June 30, 2014, and June 29, 2013.

	Three Months Ended			Six Months Ended
	June 30, 2014	June 29, 2013	% change	June 30, 2014	June 29, 2013	% change
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	8.726	8.751	(0.3)%	14.639	14.501	1.0%
Royalty volume(1)	0.464	0.412	12.6%	0.764	0.673	13.5%
Owned volume	9.190	9.163	0.3%	15.403	15.174	1.5%
Proportionate share of equity investment sales-to-retail(2)	7.384	7.557	(2.3)%	13.089	13.478	(2.9)%
Total worldwide beer volume	16.574	16.720	(0.9)%	28.492	28.652	(0.6)%

(1)	Includes a portion of our MCI segment volume that is primarily in Russia, Ukraine and Mexico and a portion of our Europe segment volume in Republic of Ireland.

(2)	Reflects the addition of our proportionate share of equity method investments sales-to-retail for the periods presented.
Our worldwide beer volume decreased 0.9% and 0.6% in the three and six months ended June 30, 2014, respectively, primarily due to lower sales volume in Canada and the U.S., partially offset by higher owned volume in MCI and, for the six months ended June 30, 2014, higher volumes in Europe.
Income taxes
Our effective tax rates were approximately 11% and 10% for the three months ended June 30, 2014, and June 29, 2013, respectively. Our effective tax rates were 8% and 10% for the six months ended June 30, 2014, and June 29, 2013, respectively. The effective tax rates for the three and six months ended June 29, 2013, have been adjusted to reflect the impact from the change in interim accounting for advertising expenses. See Part I-Item 1. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion. Our effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our Canada and Europe businesses, tax planning strategies, as well as the discrete items further discussed below. The tax rate for the three months ended June 30, 2014, increased versus the three months ended June 29, 2013, primarily due to decreased discrete tax benefits recognized in the current year as compared to 2013. Our total net discrete tax benefit was $12.2 million in the second quarter of 2014, of which approximately $21 million represents the net tax benefit arising from the implementation of our advanced pricing agreement between the U.S. and Canada tax authorities, as well as the reversal of the related unrecognized tax benefit, partially reduced by an immaterial out of period adjustment of our deferred tax liabilities of $8.7 million. The net discrete tax benefit reduced our quarterly effective tax rate by 4 percentage points. See Part I-Item 1. Financial Statements, Note 8, "Income Tax" to the unaudited condensed consolidated financial statements for further discussion. Our underlying effective tax rates, a non-GAAP measure, were approximately 11% and 10% for the three months ended June 30, 2014, and June 29, 2013, respectively. Our underlying effective tax rates were approximately 9% and 10% for the six months ended June 30, 2014, and June 29, 2013, respectively. Our underlying effective tax rate was higher for the three months ended June 30, 2014, due to discrete tax benefits in the second quarter of 2013 that did not exist in 2014.

	Three Months Ended
	June 30, 2014	June 29, 2013(1)
Effective tax rate	11%	10%
Adjustments:
Non-core tax benefits	—%	—%
Tax impact of special and other non-core items	—%	—%
Non-GAAP: Underlying effective tax rate	11%	10%

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
Results of Operations
Canada Segment

	Three Months Ended			Six Months Ended
	June 30, 2014	June 29, 2013(1)	% change	June 30, 2014	June 29, 2013(1)	% change
	(In millions, except percentages)
Volume in hectoliters	2.303	2.349	(2.0)%	3.866	4.003	(3.4)%
Sales	$677.1	$735.8	(8.0)%	$1,132.7	$1,257.8	(9.9)%
Excise taxes	(160.6)	(177.6)	(9.6)%	(269.1)	(304.0)	(11.5)%
Net sales	516.5	558.2	(7.5)%	863.6	953.8	(9.5)%
Cost of goods sold	(285.2)	(308.4)	(7.5)%	(501.9)	(557.5)	(10.0)%
Gross profit	231.3	249.8	(7.4)%	361.7	396.3	(8.7)%
Marketing, general and administrative expenses	(111.9)	(120.5)	(7.1)%	(207.9)	(237.5)	(12.5)%
Special items, net	(0.1)	(0.7)	(85.7)%	52.9	(2.8)	N/M
Operating income (loss)	119.3	128.6	(7.2)%	206.7	156.0	32.5%
Other income (expense), net	1.5	—	N/M	2.4	1.0	140.0%
Income (loss) from continuing operations before income taxes	$120.8	$128.6	(6.1)%	$209.1	$157.0	33.2%
Adjusting items:
Special items, net	0.1	0.7	(85.7)%	(52.9)	2.8	N/M
Other non-core items	—	—	—%	—	(1.2)	(100.0)%
Non-GAAP: Underlying pre-tax income (loss)	$120.9	$129.3	(6.5)%	$156.2	$158.6	(1.5)%
N/M = Not meaningful

(1)
Amounts have been adjusted to reflect the change in interim accounting for advertising expenses. See Part I-Item 1. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements for further discussion.

Foreign currency impact on results
During the three months ended June 30, 2014, the Canadian Dollar ("CAD") depreciated versus the USD on an average basis, resulting in a decrease of $6.3 million to both our USD earnings before income taxes and USD underlying pretax income, respectively. During the six months ended June 30, 2014, the CAD also depreciated versus the USD on an average basis, resulting in a decrease of $14.2 million and $8.7 million to our USD earnings before income taxes and USD underlying pretax income, respectively.
Volume and net sales
Our Canada STRs decreased 3.1% and 4.2% during the three and six months ended June 30, 2014, respectively, driven by the loss of the Modelo brands associated with the termination of the MMI joint venture. Our Canada sales volume decreased 2.0% and 3.4% during the three and six months ended June 30, 2014, respectively.
Our net sales per hectoliter increased 0.5% and 0.9% in local currency during the three and six months ended June 30, 2014, respectively, driven by positive net pricing and mix.

Cost of goods sold
Our cost of goods sold per hectoliter in local currency increased 0.5% during both the three and six months ended June 30, 2014, driven by the loss of the Modelo brands and brewing and material inflation, partially offset by cost savings. Under the MMI arrangement, we recognized equity earnings within cost of goods sold of $0.7 million during the six months ended June 30, 2014, and $4.5 million and $5.1 million during the three and six months ended June 29, 2013, respectively.
Marketing, general and administrative expenses
Our marketing, general and administrative expenses decreased 1.0% and 5.5% in local currency for the three and six months ended June 30, 2014, respectively, driven by lower marketing spend, along with cycling administrative cost recoveries from MMI. During the six months ended June 30, 2014, and three and six months ended June 29, 2013, MCC recognized administrative cost recoveries under our agency and services agreement with MMI of $0.7 million, $2.1 million and $3.5 million, respectively.
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
During the three and six months ended June 30, 2014, we recognized charges of $0.1 million and $5.4 million, respectively, associated with a restructuring program focused on labor savings across all functions. During the three and six months ended June 29, 2013, we recognized restructuring charges of $0.1 million and $1.4 million, respectively, as well as special termination charges of $0.6 million and $1.4 million, respectively, as eligible employees elected to take early retirement. See Part I—Item 1. Financial Statements, Note 6, "Special Items" to the unaudited condensed consolidated financial statements for further discussion.
Other income (expense), net
During the three and six months ended June 30, 2014, we recognized foreign currency gains of $1.5 million and $2.4 million, respectively, related to movements on foreign denominated transactions. In the first quarter of 2013, we recognized a $1.2 million gain for proceeds received related to a non-income-related tax settlement resulting from historical activity within our former investment in the Montréal Canadiens, partially offset by foreign currency losses of $0.2 million related to movements on foreign denominated transactions.

United States Segment

	Three Months Ended			Six Months Ended
	June 30, 2014	June 30, 2013	% change	June 30, 2014	June 30, 2013	% change
	(In millions, except percentages)
Volumes in hectoliters(1)	20.327	20.512	(0.9)%	36.815	37.544	(1.9)%
Sales	$2,526.9	$2,484.4	1.7%	$4,577.0	$4,541.1	0.8%
Excise taxes	(320.2)	(325.4)	(1.6)%	(579.9)	(593.8)	(2.3)%
Net sales	2,206.7	2,159.0	2.2%	3,997.1	3,947.3	1.3%
Cost of goods sold	(1,282.4)	(1,270.1)	1.0%	(2,376.5)	(2,358.8)	0.8%
Gross profit	924.3	888.9	4.0%	1,620.6	1,588.5	2.0%
Marketing, general and administrative expenses	(474.0)	(471.0)	0.6%	(872.1)	(896.1)	(2.7)%
Special items, net	(0.5)	—	N/M	(1.2)	—	N/M
Operating income	449.8	417.9	7.6%	747.3	692.4	7.9%
Interest income (expense), net	(0.3)	(0.4)	(25.0)%	(0.6)	(0.9)	(33.3)%
Other income (expense), net	2.9	0.5	N/M	3.2	1.3	146.2%
Income (loss) from continuing operations before income taxes	452.4	418.0	8.2%	749.9	692.8	8.2%
Income tax expense	(1.4)	(1.3)	7.7%	(3.3)	(1.7)	94.1%
Income from continuing operations	451.0	416.7	8.2%	746.6	691.1	8.0%
Net income attributable to noncontrolling interests	(5.8)	(4.0)	45.0%	(10.2)	(6.5)	56.9%
Net income attributable to MillerCoors	$445.2	$412.7	7.9%	$736.4	$684.6	7.6%
Adjusting items:
Special items, net of tax	0.5	—	N/M	1.2	—	N/M
Non-GAAP: Underlying net income attributable to MillerCoors	$445.7	$412.7	8.0%	$737.6	$684.6	7.7%
N/M = Not meaningful

(1)	Includes contract brewing and company-owned distributor sales, which are excluded from our worldwide beer volume calculation.

The following represents our proportionate share in net income attributable to MillerCoors reported under the equity method:

	Three Months Ended			Six Months Ended
	June 30, 2014	June 29, 2013	% change	June 30, 2014	June 29, 2013	% change
	(In millions, except percentages)
Net income attributable to MillerCoors	$445.2	$412.7	7.9%	$736.4	$684.6	7.6%
MCBC economic interest	42%	42%		42%	42%
MCBC proportionate share of MillerCoors net income	$187.0	$173.3	7.9%	$309.3	$287.5	7.6%
Amortization of the difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(1)	1.2	1.0	20.0%	2.3	2.2	4.5%
Share-based compensation adjustment(1)	1.9	(1.7)	N/M	1.3	0.3	N/M
Equity income in MillerCoors	$190.1	$172.6	10.1%	$312.9	$290.0	7.9%
Adjusting items:
MCBC proportionate share of MillerCoors special items, net of tax	0.2	—	N/M	0.5	—	N/M
Non-GAAP: Underlying equity income in MillerCoors	$190.3	$172.6	10.3%	$313.4	$290.0	8.1%
N/M = Not meaningful

(1)	See Part I—Item 1. Financial Statements, Note 4, "Investments" to the unaudited condensed consolidated financial statements for a detailed discussion of these equity method adjustments.
Volume and net sales
MillerCoors domestic STRs for the three and six months ended June 30, 2014, declined 1.2% and 2.2%, respectively. Domestic STWs for the three and six months ended June 30, 2014, decreased 1.7% and 2.3%, respectively.
Domestic net sales per hectoliter, which excludes contract brewing and company-owned distributor sales, increased 3.6% and 3.4% for the three and six months ended June 30, 2014, respectively, primarily due to favorable net pricing and positive brand mix. Total net sales per hectoliter, including contract brewing and company-owned distributor sales, increased 3.1% and 3.3% for the three and six months ended June 30, 2014, respectively. Contract brewing volumes increased 6.4% and 1.2% for the three and six months ended June 30, 2014, respectively.
Cost of goods sold
Cost of goods sold per hectoliter increased 1.9% and 2.7% for the three and six months ended June 30, 2014, respectively. The increase for the three months ended June 30, 2014, was driven primarily by brand mix, as cost savings offset inflation. The six months ended June 30, 2014, were also impacted by higher costs associated with brand innovation.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 0.6% for the three months ended June 30, 2014, driven primarily by higher media investment and employee related expenses. Marketing, general and administrative expenses decreased 2.7% for the six months ended June 30, 2014, driven primarily by the timing of marketing investments and lower employee related expenses.
Special items, net of tax
During the three and six months ended June 30, 2014, MillerCoors recognized restructuring charges of $0.5 million and $1.2 million, respectively. The tax effect of MillerCoors special items was zero for the three and six months ended June 30, 2014.

Europe Segment

	Three Months Ended			Six Months Ended
	June 30, 2014	June 29, 2013(1)	% change	June 30, 2014	June 29, 2013(1)	% change
	(In millions, except percentages)
Volume in hectoliters(2)	6.061	6.138	(1.3)%	10.146	10.006	1.4%
Sales(2)	$956.4	$882.3	8.4%	$1,642.2	$1,514.7	8.4%
Excise taxes	(327.0)	(296.1)	10.4%	(575.2)	(522.1)	10.2%
Net sales(2)	629.4	586.2	7.4%	1,067.0	992.6	7.5%
Cost of goods sold	(373.5)	(354.6)	5.3%	(659.5)	(635.8)	3.7%
Gross profit	255.9	231.6	10.5%	407.5	356.8	14.2%
Marketing, general and administrative expenses	(169.6)	(156.0)	8.7%	(295.8)	(286.2)	3.4%
Special items, net	(2.3)	0.3	N/M	(2.8)	1.2	N/M
Operating income (loss)	84.0	75.9	10.7%	108.9	71.8	51.7%
Interest income(3)	1.2	1.2	—%	2.3	2.4	(4.2)%
Other income (expense), net	(0.7)	(1.3)	(46.2)%	0.3	(3.6)	(108.3)%
Income (loss) from continuing operations before income taxes	$84.5	$75.8	11.5%	$111.5	$70.6	57.9%
Adjusting items:
Special items	2.3	(0.3)	N/M	2.8	(1.2)	N/M
Acquisition and integration related costs	—	1.1	(100.0)%	—	1.9	(100.0)%
Other non-core items	—	—	—%	(11.3)	—	N/M
Non-GAAP: Underlying pre-tax income (loss)	$86.8	$76.6	13.3%	$103.0	$71.3	44.5%
N/M = Not meaningful

(1)
Amounts have been adjusted to reflect the change in interim accounting for advertising expenses. See Part I-Item 1. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements for further discussion.

(2)
Gross segment sales include intercompany sales to MCI consisting of $1.5 million of net sales and 0.016 million hectoliters and $2.7 million of net sales and 0.029 million hectoliters for the three and six months ended June 30, 2014, respectively. Gross segment sales include intercompany sales to MCI consisting of $1.4 million of net sales and 0.016 million hectoliters and $2.2 million of net sales and 0.037 million hectoliters for the three and six months ended June 29, 2013, respectively. The offset is included within MCI cost of goods sold. These amounts are eliminated in the consolidated totals.

(3)	Interest income is earned on trade loans to on-premise customers exclusively in the U.K. and is typically driven by note receivable balances outstanding from period to period.
Foreign currency impact on results
Our Europe segment operates in numerous countries within Europe, and each country's operations utilize distinct currencies. Foreign currency movements favorably impacted our Europe USD income from continuing operations before income taxes and USD underlying pre-tax income by $4.8 million and $4.9 million for the three months ended June 30, 2014, respectively. Foreign currency movements favorably impacted our Europe USD income from continuing operations before income taxes and USD underlying pre-tax income by $8.0 million and $7.7 million for the six months ended June 30, 2014, respectively.

Volume and net sales
Europe sales volume decreased 1.3% in the three months ended June 30, 2014, as severe weather in the Balkans region resulted in significant flooding throughout the area, adversely impacting our markets in Serbia, Bosnia, Croatia and Bulgaria. Consumer demand was also weak in Romania due to poor weather in the quarter compared to the second quarter of 2013. Lower volume in these markets was partially offset by strong growth in the U.K., Hungary and Czech Republic. During the six months ended June 30, 2014, Europe sales volume increased 1.4%, as the negative impact of the floods in the second quarter was more than offset by positive performance in the majority of our markets in the first quarter of 2014. See Part I-Item 1. Financial Statements, Note 10, "Goodwill and Intangible Assets" to the unaudited condensed consolidated financial statements for further discussion of the potential impact of the floods.
Net sales per hectoliter increased in local currency by 1.9% and 0.1% in the three and six months ended June 30, 2014, respectively, primarily driven by positive geographic mix, primarily related to higher sales in the U.K.
Cost of goods sold
Cost of goods sold per hectoliter decreased 0.3% and 3.5% in local currency in the three and six months ended June 30, 2014, respectively, as a result of cost savings and lower logistics expense. Cost of goods sold per hectoliter was further decreased for the six months ended June 30, 2014, by fixed-cost leverage in the first quarter of 2014.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 2.3% and decreased 1.9% in local currency during the three and six months ended June 30, 2014, respectively. The increase in the second quarter is primarily due to increased marketing and sales investments, partially offset by cost savings. The increase in marketing and sales investments during the six months ended June 30, 2014, was more than offset by a non-core gain related to the favorable resolution of an indirect-tax reserve during the first quarter of 2014.
Special items, net
During the second quarter of 2014, we recorded losses and incurred costs of $1.8 million in our Europe business associated with significant flooding in Serbia, Bosnia, and Croatia. Additionally, during the three and six months ended June 30, 2014, we recognized charges of $0.5 million and $1.0 million, respectively, associated with a restructuring program focused on labor savings across all functions. During the three and six months ended June 29, 2013, we recognized a restructuring benefit of $0.3 million and charge of $3.0 million, respectively. Additionally, during the first quarter of 2013, we recognized gains of $4.2 million related to the full release of the remaining portion of a non-income-related-tax reserve that was recorded as a special charge in 2009.
Other income (expense), net
Other income (expense) changes for the three and six months ended June 30, 2014, and June 29, 2013, are due to the impact of foreign currency movements on foreign denominated transactions.

Molson Coors International Segment

	Three Months Ended			Six Months Ended
	June 30, 2014	June 29, 2013(1)	% change	June 30, 2014	June 29, 2013(1)	% change
	(In millions, except percentages)
Volume in hectoliters(2)	0.378	0.280	35.0%	0.656	0.529	24.0%
Sales	$53.5	$42.7	25.3%	$91.3	$73.6	24.0%
Excise taxes	(9.8)	(8.0)	22.5%	(15.4)	(11.9)	29.4%
Net sales	43.7	34.7	25.9%	75.9	61.7	23.0%
Cost of goods sold(3)	(27.4)	(21.7)	26.3%	(48.2)	(39.2)	23.0%
Gross profit	16.3	13.0	25.4%	27.7	22.5	23.1%
Marketing, general and administrative expenses	(20.0)	(16.2)	23.5%	(34.4)	(30.9)	11.3%
Special items, net	—	(0.9)	(100.0)%	—	(0.9)	(100.0)%
Operating income (loss)	(3.7)	(4.1)	(9.8)%	(6.7)	(9.3)	(28.0)%
Other income (expense), net	—	0.1	(100.0)%	—	0.1	(100.0)%
Income (loss) from continuing operations before income taxes	$(3.7)	$(4.0)	(7.5)%	$(6.7)	$(9.2)	(27.2)%
Adjusting items:
Special items	—	0.9	(100.0)%	—	0.9	(100.0)%
Non-GAAP: Underlying pre-tax income (loss)	$(3.7)	$(3.1)	19.4%	$(6.7)	$(8.3)	(19.3)%

(1)
Amounts have been adjusted to reflect the change in interim accounting for advertising expenses. See Part I-Item 1. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements for further discussion.

(2)
Excludes royalty volume of 0.405 million hectoliters and 0.668 million hectoliters for the three and six months ended June 30, 2014, and excludes royalty volume of 0.364 million hectoliters and 0.591 million hectoliters for the three and six months ended June 29, 2013, respectively.

(3)
Reflects gross segment amounts and for the three months ended June 30, 2014, and June 29, 2013, includes intercompany cost of goods sold from Europe of $1.5 million and $1.4 million, respectively. The six months ended June 30, 2014, and June 29, 2013, includes intercompany cost of goods sold from Europe of $2.7 million and $2.2 million, respectively. The offset is included within Europe net sales. These amounts are eliminated in the consolidated totals.

Foreign currency impact on results
Our MCI segment operates in numerous countries around the world, and each country's operations utilize distinct currencies. MCI's USD losses before income taxes and USD underlying pre-tax loss for the three and six months ended June 30, 2014, were not significantly impacted by foreign currency movements.
Volume and net sales
Including royalty volumes, MCI total sales volume increased 21.6% and 18.2% in the three and six months ended June 30, 2014, due to strong Coors Light growth in Mexico and Latin America, significant growth in India, and the addition of the Australia market, partially offset by continued industry weakness in our Ukraine and Russia license markets.
Net sales per hectoliter decreased 6.7% and 0.8% in the three and six months ended June 30, 2014, primarily driven by geographic mix and foreign currency movements. The decrease in net sales per hectoliter in the six months ended June 30, 2014, was partially offset by higher net pricing in China, the addition of Australia, and contract brewing sales in India, which began in the second quarter of 2013.
Cost of goods sold
Cost of goods sold per hectoliter decreased 6.5% and 0.8% in the three and six months ended June 30, 2014, due to fixed-cost leverage in India from higher volumes, along with foreign currency movements. Additionally, the decrease in cost of goods sold per hectoliter in the six months ended June 30, 2014, was partially offset by the addition of Australia and contract brewing volume in India, which began in the second quarter of 2013.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 23.5% to $20.0 million and 11.3% to $34.4 million in the three and six months ended June 30, 2014, driven by higher marketing investments. The increase in the six months ended June 30, 2014, was partially offset by lower overhead expenses.
Corporate

	Three Months Ended			Six Months Ended
	June 30, 2014	June 29, 2013	% change	June 30, 2014	June 29, 2013	% change
	(In millions, except percentages)
Volume in hectoliters	—	—	—%	—	—	—%
Sales	$0.4	$0.3	33.3%	$0.7	$0.6	16.7%
Excise taxes	—	—	—%	—	—	—%
Net sales	0.4	0.3	33.3%	0.7	0.6	16.7%
Cost of goods sold	1.3	(0.8)	N/M	0.4	(0.9)	(144.4)%
Gross profit	1.7	(0.5)	N/M	1.1	(0.3)	N/M
Marketing, general and administrative expenses	(26.3)	(26.8)	(1.9)%	(53.6)	(58.8)	(8.8)%
Special items, net	(0.3)	—	N/M	(0.3)	(0.3)	—%
Operating income (loss)	(24.9)	(27.3)	(8.8)%	(52.8)	(59.4)	(11.1)%
Interest expense, net	(37.4)	(42.4)	(11.8)%	(73.9)	(118.5)	(37.6)%
Other income (expense), net	(0.1)	(6.1)	(98.4)%	(1.2)	(0.5)	140.0%
Income (loss) from continuing operations before income taxes	$(62.4)	$(75.8)	(17.7)%	$(127.9)	$(178.4)	(28.3)%
Adjusting items:
Special items	0.3	—	N/M	0.3	0.3	—%
Acquisition, integration and financing related costs	—	1.0	(100.0)%	—	2.0	(100.0)%
Unrealized mark-to-market (gains) and losses	(1.4)	3.9	(135.9)%	(1.0)	23.7	(104.2)%
Non-GAAP: Underlying pre-tax income (loss)	$(63.5)	$(70.9)	(10.4)%	$(128.6)	$(152.4)	(15.6)%
N/M = Not meaningful
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 1.9% to $26.3 million in the three months ended June 30, 2014, primarily related to timing. Marketing, general and administrative expenses decreased 8.8% to $53.6 million in the six months ended June 30, 2014, driven in part by higher acquisition related costs in the first quarter of 2013.
Special items, net
During each of the three and six months ended June 30, 2014, we recognized charges of $0.3 million associated with a restructuring program focused on labor savings across all functions. During the six months ended June 29, 2013, we recognized restructuring charges of $0.3 million. See Part I—Item 1. Financial Statements, Note 6, "Special Items" to the unaudited condensed consolidated financial statements for further discussion.
Interest expense, net
Net interest expense decreased 11.8% to $37.4 million and 37.6% to $73.9 million for the three and six months ended June 30, 2014, respectively. These decreases are driven by our ongoing efforts focused on deleveraging over the last year, which resulted in lower interest incurred on our outstanding borrowings. Additionally, the three and six months ended June 29,

2013, include the change in fair value on the conversion feature related to the €500 million convertible note for which we recognized an unrealized gain of $3.2 million and an unrealized loss of $26.5 million, respectively.
Other income (expense), net
Other expense was $0.1 million and $1.2 million for the three and six months ended June 30, 2014, primarily driven by foreign exchange movements on foreign denominated transactions. Included in this amount are unrealized gains of $0.5 million for the six months ended June 30, 2014, related to foreign currency movements on foreign-denominated financing instruments entered into in conjunction with the closing of the Acquisition.
Other expense was $6.1 million and $0.5 million for the three and six months ended June 29, 2013, primarily driven by foreign exchange movements. Included in this amount is an unrealized loss of $10.1 million and unrealized gain of $10.0 million for the three and six months ended June 29, 2013, respectively, related to foreign currency movements on foreign-denominated financing instruments entered into in conjunction with the closing of the Acquisition. This was partially offset by an unrealized gain of $3.9 million and unrealized loss of $6.7 million for the three and six months ended June 29, 2013, respectively, related to foreign exchange contracts to hedge our risk associated with payments of this foreign-denominated debt. See Note 12, "Debt" and Note 14, "Derivative Instruments and Hedging Activities" for further discussion of financing activities related to the Acquisition. Additionally, we recorded a $0.1 million net gain and $3.8 million net loss for the three and six months ended June 29, 2013, respectively, which include losses of $1.3 million and $5.6 million, respectively, related to other foreign exchange activity.
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
A significant portion of our cash flows from operating activities are generated outside the U.S., in currencies other than USD. As of June 30, 2014, approximately 85% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but under current law would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We accrue for U.S. federal and state tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue for U.S. federal and state tax consequences. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. These financing arrangements, along with the distributions received from MillerCoors, are sufficient to fund our current cash needs in the U.S.

Net Working Capital
As of June 30, 2014, December 31, 2013, and June 29, 2013, we had debt-free net working capital of positive $140.2 million, negative $36.8 million and positive $423.8 million, respectively. Short-term borrowings and the current portion of long-term debt are excluded from net working capital, as they are not reflective of the ongoing operational requirements of the business. The levels of working capital required to run our business fluctuate with the seasonality in our business. Our working capital is also sensitive to foreign exchange rates, as a significant portion of our current assets and current liabilities are denominated in either CAD or our European operating currencies such as, but not limited to, British Pound, Euro, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu, Bulgarian Lev and Hungarian Forint, while financial results are reported in USD. Below is a table outlining our current and historical net working capital levels:

	As of
	June 30, 2014	December 31, 2013(1)	June 29, 2013
	(In millions)
Current assets	$1,800.3	$1,537.7	$2,071.3
Less: Current liabilities	(2,111.7)	(2,161.4)	(2,919.9)
Add: Current portion of long-term debt and short-term borrowings	451.6	586.9	1,272.4
Net working capital	$140.2	$(36.8)	$423.8

(1)
Current liabilities as of December 31, 2013, have been adjusted to reflect the correction of the liability for unrecognized tax benefits. See Part I-Item 1. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements for further discussion.

The decrease in net working capital from $423.8 million at June 29, 2013, to $140.2 million at June 30, 2014, is primarily related to a net reduction in our cash balances due to the repayment of the $575 million 2.5% Convertible Senior Notes ("$575 million convertible bonds") and the settlement of the €500 million convertible note (less the €10.9 million withheld as of March 31, 2014) in the third quarter of 2013. The reduction in our cash balances due to debt repayments was partially offset by increases in cash related to an increase in accounts payable and accrued trade payables as we have increased our focus on managing working capital through increased vendor terms, in addition to cash raised through issuances under our commercial paper program during the second half of 2013, of which we have an outstanding balance of $301.1 million at June 30, 2014. See additional discussion below and Part I—Item 1. Financial Statements, Note 11, "Debt" to the unaudited condensed consolidated financial statements for further details of the current portion of long-term debt and short-term borrowings.
The increase in net working capital from negative $36.8 million at December 31, 2013, to positive $140.2 million at June 30, 2014, is due to an increase in current receivables, inventory and cash, driven by seasonality of working capital movements, partially offset by an increase in accounts payable and accrued trade payables.
Cash Flows
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. Risk Factors in our Annual Report.
Cash Flows from Operating Activities
Net cash provided by operating activities of $576.0 million for the six months ended June 30, 2014, decreased by $15.0 million compared to the six months ended June 29, 2013. This decrease was due to higher net working capital, offset by higher net income, adjusted for increased non-cash add-backs, along with lower cash paid for pension contributions, interest, taxes and restructuring.
Cash Flows from Investing Activities
Net cash used in investing activities of $194.1 million for the six months ended June 30, 2014, decreased by $50.8 million compared to the six months ended June 29, 2013, driven by lower capital expenditures and lower net investments in MillerCoors.
Cash Flows from Financing Activities
Net cash used in financing activities of $323.1 million for the six months ended June 30, 2014, increased by $179.0 million compared to the $144.1 million used in financing activities for the six months ended June 29, 2013.

•
During the six months ended June 30, 2014, we had additional net payments on revolving credit facilities and commercial paper of $211.4 million primarily driven by net repayments on our commercial paper of $78.7 million and reducing our Euro-denominated revolving credit facility to zero. Additionally, our overdraft balances on our Europe segment's notional cross-border, cross currency cash pool and outstanding borrowings related to factoring arrangements within our Europe business increased by $132.8 million, including foreign exchange impacts, for the six months ended June 30, 2014 in comparison to the six months ended June 29, 2013. We were not in an overdraft position as of December 29, 2012 or as of June 29, 2013 and thus the net overdraft activity was zero for the six months ended June 29, 2013.

•
During the first half of 2014, we released $61.4 million (€44.9 million) of the amounts previously withheld on the €500 million convertible note to the Seller, compared to the repayment of our Euro denominated term loan of $52.0 million during the second quarter of 2013.

•
Additionally, in the first quarter of 2014, we settled the final remaining cross currency swaps for $65.2 million, which were extended and designated as a net investment hedge in the fourth quarter of 2011, compared to only $35.1 million in net interest and notional payments made during the six months ended June 29, 2013.

•
The increase in cash used in financing activities for the six months ended June 30, 2014, was also due to a $37.6 million decrease in the proceeds from exercise of stock options, including excess tax benefits, as well as a $19.9 million increase in dividends paid.

Underlying Free Cash Flow
For the six months ended June 30, 2014, we generated $331.7 million of underlying free cash flow due to normal seasonality. This represents a decrease of $34.1 million from the six months ended June 29, 2013, driven by higher net working capital, partially offset by higher net income, after considering non-cash adjustments, along with increased returns from our investment in MillerCoors, lower cash paid for capital expenditures, pension contributions, interest, taxes and the cash impact of special items, in the first half of 2014.
The following table provides a reconciliation of Underlying Free Cash Flow to the nearest U.S. GAAP measure (net cash provided by operating activities):

		Six Months Ended
		June 30, 2014	June 29, 2013
		(In millions)
U.S. GAAP:	Net Cash Provided by Operating Activities	$576.0	$591.0
Less:	Additions to properties(1)	(126.4)	(149.7)
Less:	Investment in MillerCoors(1)	(764.4)	(615.3)
Add:	Return of capital from MillerCoors(1)	691.9	515.2
Add/(Less):	Cash impact of special items(2)	(49.7)	17.7
Add:	Costs related to the Acquisition(3)	—	6.9
Add:	MillerCoors investments in businesses(4)	1.3	—
Add:	MillerCoors cash impact of special items(4)	3.0	—
Non-GAAP:	Underlying Free Cash Flow	$331.7	$365.8

(1)	Included in net cash used in investing activities.

(2)	Included in net cash provided by operating activities and primarily reflects termination fees received from MMI in addition to costs paid for restructuring activities.

(3)	Included in net cash provided by operating activities and reflects acquisition and integration costs paid.

(4)	Amounts represent our proportionate 42% share of the cash flow impacts.
Capital Resources
Cash and Cash Equivalents
As of June 30, 2014, we had total cash and cash equivalents of $506.0 million, compared to $442.3 million at December 31, 2013, and $801.6 million at June 29, 2013. The decrease versus June 29, 2013 was driven by the use of a significant amount of cash to repay the debt obligations further discussed below. Our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 90 days or less. These investments are viewed by management as low-risk investments and on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary. We also utilize a cash pooling arrangement to facilitate the access to cash across Europe.
Borrowings
The majority of our outstanding borrowings as of June 30, 2014, consisted of senior notes, with maturities ranging from 2015 to 2042. Long-term debt was $3,208.6 million, $3,213.0 million and $3,295.7 million at June 30, 2014, December 31, 2013, and June 29, 2013, respectively. Not included in these amounts are current portions of long-term debt and short-term borrowings. Current portions of long-term debt were zero, $61.8 million, and $1,258.6 million as of June 30, 2014, December 31, 2013, and June 29, 2013, respectively. Short-term borrowings, not including current portions of long-term debt, were $451.6 million, $525.1 million, and $13.8 million as of June 30, 2014, December 31, 2013, and June 29, 2013, respectively. See Part I—Item 1. Financial Statements, Note 11, "Debt" to the unaudited condensed consolidated financial statements for details of our outstanding borrowings as of June 30, 2014, and December 31, 2013.
As of June 30, 2014, and December 31, 2013, the outstanding borrowings under the commercial paper program were $301.1 million and $379.8 million, respectively, with a weighted average effective interest rate and tenor for these outstanding borrowings of 0.38%; 29.6 days and 0.49%; 47.2 days, respectively. Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on such credit facilities if the need arises. During the second quarter of 2014, we entered into a five-year, $750 million revolving multi-currency credit facility which provides a $100 million sub-facility available for the issuance of letters of credit. This $750 million revolving facility replaced our existing $400 million and $550 million revolving credit facilities, which had maturities in the second quarters of 2015 and 2016, respectively. As a result, we made a reduction to the size of our existing commercial paper program to a maximum aggregate amount outstanding at any time of $750 million. There were no outstanding borrowings under our $750 million revolving credit facility as of June 30, 2014, or under our pre-existing credit facilities upon termination or as of December 31, 2013. As of June 30, 2014, we have $448.9 million available to draw on under our $750 million revolving credit facility, as the borrowing capacity is reduced by borrowings under our commercial paper program. We also have uncommitted lines of credit with several banks should we need additional short-term liquidity. We have a revolving credit facility in Europe to provide €150 million on an uncommitted basis through September 2014.
Additionally, during the second quarter of 2014, we entered into forward starting interest rate swap agreements to manage our exposure to the volatility of the interest rates associated with future interest payments on a forecasted debt issuance and also entered into interest rate swaps to economically convert a portion of our fixed rate $500 million note to floating rate debt. See Note 11, "Debt" and Note 13, "Derivative Instruments and Hedging Activities" for further details.
Under the terms of some of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions. As of June 30, 2014, and December 31, 2013, we were in compliance with all of these restrictions and have met all debt payment obligations.
Use of Cash
As discussed above, during the first half of 2014, we released the final principal payments of €44.9 million ($61.4 million at settlement) for amounts withheld on the €500 million convertible note. Additionally, during the first half of 2014 we had net repayments of $78.7 million and $137.4 million under our commercial paper program and our Euro-denominated revolving credit facility, respectively. See Part I—Item 1. Financial Statements, Note 11, "Debt" to the unaudited condensed consolidated financial statements for further discussion.
In the first half of 2014, we also early settled the final CAD 241 million notional of our outstanding currency swaps designated as a net investment hedge of our Canadian operations for $65.2 million. As of June 30, 2014, we no longer have cross currency swap positions outstanding. See Part I—Item 1. Financial Statements, Note 11, "Debt" and Note 13, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements for further discussion.
As we continue to evaluate opportunities to deleverage, we may consider additional prepayment of our debt.
During the six months ended June 30, 2014, we made contributions to our defined benefit pension plans of $23.8 million.
In 2011, we announced that our Board of Directors approved a program authorizing the repurchase of up to $1.2 billion of our Class A and Class B common stock. There were no repurchases in fiscal year 2013 or in the first half of 2014, and we do not expect further repurchases until our debt ratios return closer to levels maintained prior to the financing activities related to the Acquisition.

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
MillerCoors
MillerCoors distributes its excess cash to its owners, SABMiller and MCBC, on a 58%/42% basis, respectively. As of June 30, 2014, and December 31, 2013, MillerCoors had cash of $15.3 million and $12.3 million, respectively. As of June 30, 2014, and December 31, 2013, MillerCoors total debt was $9.7 million and $10.6 million, respectively. There are no restrictions from external sources on its ability to make cash distributions to its owners.
MillerCoors recognized $77.4 million and $69.7 million of depreciation and amortization during the three months ended June 30, 2014, and June 30, 2013, respectively, and $156.5 million and $139.4 million during the six months ended June 30, 2014, and June 30, 2013, respectively.
MillerCoors contributed $64.5 million to its defined benefit pension plans during the six months ended June 30, 2014. For 2014, MillerCoors' contributions to its defined benefit pension plans are expected to be approximately $90 million to $110 million (our 42% share is $38 million to $46 million), which are not included in our contractual cash obligations.
MillerCoors delivered incremental cost savings of approximately $82 million in the six months ended June 30, 2014. We benefit from 42% of the MillerCoors cost savings.
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

	Three Months Ended		Six Months Ended
	June 30, 2014	June 29, 2013	June 30, 2014	June 29, 2013
Weighted-Average Exchange Rate (1 USD equals)
Canadian dollar (CAD)	1.09	1.03	1.10	1.02
Euro (EUR)	0.73	0.77	0.73	0.76
British pound (GBP)	0.59	0.65	0.60	0.65
Czech Koruna (CZK)	20.00	19.76	20.00	19.65
Croatian Kuna (HRK)	5.53	5.77	5.53	5.76
Serbian Dinar (RSD)	84.02	85.82	84.05	85.68
New Romanian Leu (RON)	3.22	3.36	3.27	3.33
Bulgarian Lev (BGN)	1.43	1.49	1.43	1.49
Hungarian Forint (HUF)	222.63	225.86	222.82	224.57

	As of
	June 30, 2014	December 31, 2013
Closing Exchange Rate (1 USD equals)
Canadian dollar (CAD)	1.07	1.06
Euro (EUR)	0.73	0.73
British pound (GBP)	0.58	0.60
Czech Koruna (CZK)	20.04	19.89
Croatian Kuna (HRK)	5.53	5.54
Serbian Dinar (RSD)	84.60	83.40
New Romanian Leu (RON)	3.20	3.25
Bulgarian Lev (BGN)	1.43	1.42
Hungarian Forint (HUF)	226.21	216.26
The exchange rates for the three and six months ended June 30, 2014, and June 29, 2013, have been calculated based on the average of the foreign exchange rates during the relevant period and have been weighted according to the foreign denominated earnings before interest and taxes of the USD equivalent.
Capital Expenditures
We spent $126.4 million on capital improvement projects worldwide in the six months ended June 30, 2014, excluding capital spending by MillerCoors and other equity method joint ventures, representing a decrease of $23.3 million from the $149.7 million of capital expenditures in the six months ended June 29, 2013. We expect to incur total capital expenditures for 2014 of approximately $315 million based on foreign exchange rates as of June 30, 2014, excluding capital spending by MillerCoors and other equity method joint ventures. We have increased our focus on where and how we employ our planned capital expenditures, specifically strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.
Contractual Obligations and Commercial Commitments
Contractual Cash Obligations as of June 30, 2014
A summary of our consolidated contractual cash obligations as of June 30, 2014, and based on foreign exchange rates at June 30, 2014, is as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Debt obligations(1)	$3,663.7	$451.6	$1,143.5	$468.6	$1,600.0
Interest payments on debt obligations(1)	1,799.1	139.2	204.6	149.9	1,305.4
Retirement plan expenditures(2)	358.1	18.6	266.5	17.8	55.2
Operating leases	105.1	28.4	43.2	16.3	17.2
Other long-term obligations(3)	2,884.5	750.8	805.6	514.5	813.6
Total obligations	$8,810.5	$1,388.6	$2,463.4	$1,167.1	$3,791.4
See Part I - Item 1. Financial Statements, Note 11, "Debt", Note 13, "Derivative Instruments and Hedging Activities", Note 14, "Pension and Other Postretirement Benefits" and Note 15, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for additional information.

(1)
The "debt obligations" line item includes the principal payment obligations related to our short-term commercial paper borrowings assuming repayment at maturity, as well as other short-term borrowings assuming repayment in the next twelve months. The "interest payments on debt obligations" line item includes floating-rate interest payments estimated using interest rates effective as of June 30, 2014, as appropriate. The "debt obligations" line item excludes unamortized discounts and adjustments for fair value movements attributable to the benchmark interest rate, and also excludes capital leases obligations which are immaterial for the current quarter.

(2)
Represents expected contributions under our defined benefit pension plans in the next twelve months and our benefits payments under postretirement benefit plans for all periods presented. The net unfunded liability at June 30, 2014, of our defined benefit pension plans (excluding our overfunded plans) and postretirement benefit plans is $292.8 million and $162.5 million, respectively. Contributions in future fiscal years will vary as a result of a number of factors, including actual plan asset returns and interest rates, and as such, have been excluded from the above table. We fund pension plans to meet the requirements set forth in applicable employee benefits laws. We may also voluntarily increase funding levels to meet financial goals. Excluding MillerCoors, BRI and BDL, we expect to make contributions to our defined benefit pension plans of approximately $35 million, based on foreign exchange rates as of June 30, 2014, and benefit payments for our other postretirement benefit plans of approximately $10 million in 2014.

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

(3)
The "other long-term obligations" line primarily includes non-cancellable purchase commitments as of June 30, 2014, that are enforceable and legally binding, the majority of the balance relating to commitments associated with our distribution agreements, long-term supply contracts with third parties to purchase raw materials, packaging materials and energy used in production and commitments for advertising and promotions, including sports sponsorships. The remaining amounts relate to sales and marketing, distribution, information technology services, open purchase orders, payment obligations to be paid to counterparties under our derivative contracts and other commitments. Included in other long-term obligations are $61.7 million of unrecognized tax benefits and $18.5 million of indemnities provided to FEMSA for which we cannot reasonably estimate the timing of future cash flows, and therefore we have included these amounts in the longer than five year bucket.

Other commercial commitments as of June 30, 2014

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$48.2	$48.2	$—	$—	$—
Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. See further discussion as described in Part I—Item 1. Financial Statements, Note 15, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for additional information.
Off-Balance Sheet Arrangements
In accordance with generally accepted accounting principles in the U.S., our operating leases are not reflected in our unaudited condensed consolidated balance sheets. Refer to Part II—Item 8 Financial Statements, Note 19, "Commitments and Contingencies" in our Annual Report for further discussion of these off-balance sheet arrangements. As of June 30, 2014, we did not have any other material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook for 2014
In the second half of 2014, we will continue to drive organizational focus on cash generation, raising returns on capital, and delivering total shareholder return. We also intend to continue to invest in our core brands, innovation and above premium to deliver long-term returns to our shareholders.
In Canada, we have more retail channel and in-case promotional activity for Coors Light this summer, and our latest Molson Canadian advertising is working well, with the Beer Fridge campaign continuing to exceed expectations. We also have a strong innovation pipeline led by the expansion of Coors Banquet, which was introduced into the Quebec market at the end of

July, along with the recent roll out of Mad Jack Apple Ale, Molson Canadian Cider and Molson Canadian 67 Tangerine to new markets. Looking to the second half of this year, we anticipate that the termination of our MMI joint venture for the distribution of the Modelo brands across Canada will continue to significantly impact our volume and profit performance, as we will be cycling equity earnings and administrative cost recoveries totaling CAD 6.0 million and CAD 4.4 million in the third and fourth quarters of 2013, respectively. Other expected difficulties in the second half of 2014 include the increase in excise taxes in Quebec, effective August 1, 2014, the impact of cycling unusually low incentive compensation expense in the third quarter of 2013 and expected unfavorable foreign currency versus last year.
In the U.S., we are executing our strategy to migrate our portfolio to the above premium, bringing consumers exciting new innovations and craft brands that satisfy consumers' search for authenticity, new flavors and styles. We will be developing new advertising for Coors Light and changing all Miller Lite packaging and signage to the original white design that has worked well on the can. We will also launch and support Redd's Wicked Ale. General and administrative expenses are also expected to increase as we continue to make progress against our business transformation initiative, which we believe will provide a strong foundation for growth in future years. As a result, we expect marketing expenses to be higher in the second half and full year 2014 versus 2013.
Our Europe segment was disproportionately affected by the flooding in the Balkans region in the second quarter, and we are expecting the aftermath of the floods to impact our volume and profit for at least the second half of 2014. We also anticipate less benefit from overhead cost reductions in the second half of the year. Despite weather challenges and weak consumer demand in Central Europe, our team continues to improve our brand health and sales execution across Europe, and we anticipate a return to positive market share performance in the second half of 2014.
Our International segment plans to continue to drive strong growth in Coors Light, expand key brands in select markets, and make additional progress towards its goal of achieving profitability by 2016.
Across all of our segments, we anticipate higher brand investments in the second half of 2014 versus last year.
We expect 2014 marketing, general and administrative expense in Corporate to be approximately $110 million, excluding foreign exchange movements.
We currently anticipate approximately $35 million of cash contributions to our defined benefit pension plans in 2014, based on foreign exchange rates at June 30, 2014. MillerCoors, BRI and BDL pension expense and contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements.
Interest
We anticipate 2014 consolidated net interest expense of approximately $135 million, based on foreign exchange rates at June 30, 2014.
Tax
Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled. In April 2014, we finalized our advanced pricing agreement between the U.S. and Canada tax authorities, which resulted in a decrease to our 2014 full year effective tax rate. We expect our 2014 underlying tax rate to be in the range of 12% to 16% and near the low end of our long-term range of 20% to 24% for 2015, assuming no further changes in tax laws, settlement of tax audits, or adjustments to our uncertain tax positions. There are proposed or pending tax law changes in various jurisdictions in which we do business that, if enacted, may have an impact on our underlying effective tax rate.
Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first half of 2014. Additionally, refer to Part I—Item 1. Financial Statements, Note 10, "Goodwill and Intangible Assets" to the unaudited condensed consolidated financial statements    for additional discussion of risks related to our indefinite-lived intangible brand assets and goodwill amounts associated with our reporting units.

New Accounting Pronouncements Not Yet Adopted
Revenue Recognition
In May 2014, the FASB issued authoritative guidance related to new accounting requirements for the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. The requirements of the new standard are effective for the annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance.
See Part I—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" to the unaudited condensed consolidated financial statements for a description of all new accounting pronouncements.
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
For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Item 1. Financial Statements, Note 13, "Derivative Instruments and Hedging Activities", to the unaudited condensed consolidated financial statements. On a rolling twelve-month basis, maturities of derivative financial instruments held on June 30, 2014, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$7.4	$6.4	$(0.2)	$—	$1.2
Sensitivity Analysis
Our market sensitive derivative and other financial instruments, as defined by the Securities and Exchange Commission ("SEC"), are debt, foreign currency forward contracts, interest rate swaps and commodity swaps. We monitor foreign exchange risk, interest rate risk, commodity risk, and related derivatives using a sensitivity analysis.

The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolios:

	As of
	June 30, 2014	December 31, 2013
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(61.3)	$(69.2)
Commodity Swaps	$(2.6)	$(16.7)
Interest Rate Swaps	$(0.1)	$—
Foreign currency denominated debt	$(138.9)	$(146.6)
Interest rate risk:
Debt	$(104.5)	$(110.0)
Interest Rate Swaps	$(167.1)	$(1.8)
Commodity price risk:
Commodity Swaps	$(7.4)	$(7.4)
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
In December 2012, Miller Brewing Company (“Miller”) orally informed us of its intent to terminate the license agreement between Miller and us whereby we have exclusive rights to distribute certain Miller products in Canada (the “License Agreement”) including Miller Lite, Miller High Life, Milwaukee's Best, Mickey's, Olde English, Miller Genuine Draft, and Miller Chill. Miller alleges that we failed to meet certain volume sales targets under the License Agreement. We do not believe Miller has any right under the License Agreement or otherwise to terminate the License Agreement. We filed a lawsuit in Ontario, Canada (Molson Canada 2005 v. Miller Brewing Company, Sup. Ct. of Justice-Ontario, CV-12-470589) seeking an injunction preventing Miller from terminating the License Agreement and ordering Miller to abide by its contractual terms. On January 18, 2013, Miller sent written notice to us purporting to terminate the License Agreement. On June 20, 2013, we were granted an injunction preventing Miller's termination of the License Agreement, pending a trial on the merits, originally scheduled for December 2013. During December 2013, upon completion of discovery and exchange of affidavits, both parties requested an extension of the trial and entered into private settlement discussions. The parties have been unable to reach a settlement at this time. On May 2, 2014, the court set a new trial date for early November 2014.
At trial we intend to vigorously assert and defend our rights in this lawsuit. The ultimate outcome of the litigation could result in a materially different outcome than currently estimated by management, including the potential of further impairment, or possible recovery of previously impaired amounts. At this time we are unable to predict the outcome of this matter or the impact, if any, of an adverse outcome on our business and results of operations, including any possible future asset impairment. We recognized net sales related to the License Agreement of $25.5 million and $29.9 million for the three months ended June 30, 2014, and June 29, 2013, respectively, and net sales of $39.4 million and $47.1 million for the six months ended June 30, 2014, and June 29, 2013, respectively. Additionally, as of June 30, 2014, we had a definite-lived intangible asset related to the License Agreement with a carrying value of $32.0 million and a remaining life of approximately three years.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In 2011, we announced that our Board of Directors approved and authorized a program to repurchase up to $1.2 billion of our Class A and Class B common stock in the open market or in privately negotiated transactions. The number, price, and timing of the repurchases will be at our sole discretion and will be evaluated depending on market conditions, liquidity needs or other factors. Our Board of Directors may suspend, modify, or terminate the program at any time without prior notice. We did not make any share repurchases during the three months ended June 30, 2014.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
The following are filed as a part of this Quarterly Report on Form 10-Q:
(a)   Exhibits

Exhibit Number	Document Description
10.1
Amendment No. 1, dated as of May 19, 2014, to the Amendment and Restatement Agreement, with respect to the EUR 150,000,000 Unsecured Uncommitted Revolving Facilities Agreement, dated as of September 10, 2012, by and among Starbev Netherlands BV and Molson Coors Netherlands BV, as borrowers; Molson Coors Brewing Company, as guarantor; UniCredit Bank Czech Republic, A.S. and ING Bank N.V., Prague Branch, as mandated lead arrangers; the original lenders thereto; UniCredit Bank AG, London Branch, as agent; and ING Bank N.V., Prague Branch, as issuing bank), dated as of September 9, 2013, by and among Starbev Netherlands BV and Molson Coors Netherlands BV, as borrowers; Molson Coors Brewing Company, as guarantor; UniCredit Bank Czech Republic, A.S. and Citibank Europe PLC, Organizacni Slozka, as mandated lead arrangers; and UniCredit Bank AG, London Branch, as Agent.

10.2
Credit Agreement, dated as of June 18, 2014, by and among Molson Coors Brewing Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc. and Molson Coors International LP, the Lenders party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and an Issuing Bank, Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent, and Bank of America, N.A., as an Issuing Bank.

10.3
Subsidiary Guarantee Agreement, dated as of June 18, 2014, among Molson Coors Brewing Company, Molson Coors International LP, Coors Brewing Company, CBC Holdco LLC, CBC Holdco 2 LLC, MC Holding Company LLC, Newco3, Inc., Molson Coors Holdco Inc., Molson Coors Capital Finance ULC, Molson Coors International General, ULC, Coors International Holdco, ULC, Molson Coors Callco ULC, Molson Coors Canada Holdco, ULC, Molson Holdco, ULC, 3230600 Nova Scotia Company ULC, Molson Canada 2005, Molson Coors Canada Inc., Molson Inc., Molson Coors Brewing Company (UK) Limited, Molson Coors Holdings Limited, Golden Acquisition, Molson Coors (UK) Holdings LLP, and Deutsche Bank AG New York Branch, as Administrative Agent.

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

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014, and June 29, 2013, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014, and June 29, 2013, (iii) the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2014, and December 31, 2013, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014, and June 29, 2013, (v) the Notes to Unaudited Condensed Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ BRIAN TABOLT
Brian Tabolt Global Controller (Chief Accounting Officer) August 6, 2014