Form 10-Q
period 2014-09-30
MOLSON COORS BREWING CO
filed 2014-11-06
CIK 24545

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2014:
Class A Common Stock— 2,556,894 shares
Class B Common Stock—161,683,888 shares
Exchangeable shares:
As of October 31, 2014, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares—2,896,940 shares
Class B Exchangeable shares—18,151,932 shares
These Class A and Class B exchangeable shares offer substantially the same economic and voting rights as the respective classes of common shares of the registrant. This is achieved via the following structure: The registrant has outstanding one share each of special Class A and Class B voting stock, through which the holders of Class A exchangeable shares and Class B exchangeable shares of Molson Coors Canada Inc. (a subsidiary of the registrant), respectively, may exercise their voting rights with respect to the registrant. The special Class A and Class B voting stock are entitled to one vote for each of the exchangeable shares, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The trustee holder of the special Class A voting stock and the special Class B voting stock has the right to cast a number of votes equal to the number of then outstanding Class A exchangeable shares and Class B exchangeable shares, respectively.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 28, 2013	September 30, 2014	September 28, 2013
Sales	$1,650.0	$1,665.4	$4,514.2	$4,509.9
Excise taxes	(482.0)	(494.2)	(1,341.7)	(1,332.2)
Net sales	1,168.0	1,171.2	3,172.5	3,177.7
Cost of goods sold	(666.6)	(670.0)	(1,873.1)	(1,901.2)
Gross profit	501.4	501.2	1,299.4	1,276.5
Marketing, general and administrative expenses	(289.6)	(290.8)	(881.3)	(904.2)
Special items, net	(367.6)	(163.0)	(317.8)	(165.8)
Equity income in MillerCoors	158.9	148.3	471.8	438.3
Operating income (loss)	3.1	195.7	572.1	644.8
Interest income (expense), net	(31.3)	(17.8)	(102.9)	(133.9)
Other income (expense), net	(5.0)	(5.5)	(3.5)	(8.5)
Income (loss) from continuing operations before income taxes	(33.2)	172.4	465.7	502.4
Income tax benefit (expense)	(0.7)	(37.2)	(41.9)	(69.2)
Net income (loss) from continuing operations	(33.9)	135.2	423.8	433.2
Income (loss) from discontinued operations, net of tax	1.3	0.9	(0.4)	1.7
Net income (loss) including noncontrolling interests	(32.6)	136.1	423.4	434.9
Net (income) loss attributable to noncontrolling interests	(1.8)	(1.8)	(3.5)	(4.8)
Net income (loss) attributable to Molson Coors Brewing Company	$(34.4)	$134.3	$419.9	$430.1
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$(0.20)	$0.73	$2.27	$2.34
From discontinued operations	0.01	0.01	—	0.01
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$(0.19)	$0.74	$2.27	$2.35
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$(0.20)	$0.72	$2.26	$2.33
From discontinued operations	0.01	0.01	—	0.01
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$(0.19)	$0.73	$2.26	$2.34
Weighted-average shares—basic	185.1	183.5	184.7	182.7
Weighted-average shares—diluted	185.1	184.6	185.9	183.9
Amounts attributable to Molson Coors Brewing Company
Net income (loss) from continuing operations	$(35.7)	$133.4	$420.3	$428.4
Income (loss) from discontinued operations, net of tax	1.3	0.9	(0.4)	1.7
Net income (loss) attributable to Molson Coors Brewing Company	$(34.4)	$134.3	$419.9	$430.1
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 28, 2013	September 30, 2014	September 28, 2013
Net income (loss) including noncontrolling interests	$(32.6)	$136.1	$423.4	$434.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(499.0)	270.1	(520.9)	(124.2)
Unrealized gain (loss) on derivative instruments	(0.8)	(14.1)	3.1	18.6
Reclassification of derivative (gain) loss to income	9.9	(0.9)	4.3	(1.6)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	4.3	10.6	19.7	34.5
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	4.1	15.6	13.3	6.1
Total other comprehensive income (loss), net of tax	(481.5)	281.3	(480.5)	(66.6)
Comprehensive income (loss)	(514.1)	417.4	(57.1)	368.3
Comprehensive (income) loss attributable to noncontrolling interests	(1.8)	(1.8)	(3.5)	(4.8)
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$(515.9)	$415.6	$(60.6)	$363.5
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT PAR VALUE) (UNAUDITED)

	As of
	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$722.1	$442.3
Accounts receivable, net	578.3	603.6
Other receivables, net	115.7	124.4
Inventories:
Finished	188.7	133.2
In process	22.1	23.3
Raw materials	38.3	36.9
Packaging materials	12.1	11.9
Total inventories	261.2	205.3
Other current assets, net	109.2	111.7
Deferred tax assets	25.4	50.4
Total current assets	1,811.9	1,537.7
Properties, net	1,850.2	1,970.1
Goodwill	2,294.1	2,418.7
Other intangibles, net	6,025.9	6,825.1
Investment in MillerCoors	2,580.1	2,506.5
Deferred tax assets	17.7	38.3
Notes receivable, net	23.2	23.6
Other assets	230.3	260.1
Total assets	$14,833.4	$15,580.1
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$1,366.4	$1,429.6
Deferred tax liabilities	138.1	138.1
Current portion of long-term debt and short-term borrowings	1,108.7	586.9
Discontinued operations	6.6	6.8
Total current liabilities	2,619.8	2,161.4
Long-term debt	2,345.8	3,213.0
Pension and postretirement benefits	417.0	462.6
Deferred tax liabilities	902.5	911.4
Unrecognized tax benefits	52.1	107.1
Other liabilities	57.1	77.2
Discontinued operations	16.7	17.3
Total liabilities	6,411.0	6,950.0
Commitments and contingencies (Note 15)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value per share (authorized: 500.0 shares; issued: 169.2 shares and 167.2 shares, respectively)	1.7	1.7
Class A exchangeable shares, no par value (issued and outstanding: 2.9 shares and 2.9 shares, respectively)	108.5	108.5
Class B exchangeable shares, no par value (issued and outstanding: 18.2 shares and 19.0 shares, respectively)	683.5	714.1
Paid-in capital	3,836.7	3,747.6
Retained earnings	4,414.3	4,199.5
Accumulated other comprehensive income (loss)	(325.6)	154.9
Class B common stock held in treasury at cost (7.5 shares and 7.5 shares, respectively)	(321.1)	(321.1)
Total Molson Coors Brewing Company stockholders' equity	8,398.0	8,605.2
Noncontrolling interests	24.4	24.9
Total equity	8,422.4	8,630.1
Total liabilities and equity	$14,833.4	$15,580.1
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Nine Months Ended
	September 30, 2014	September 28, 2013
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$423.4	$434.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	233.0	238.1
Amortization of debt issuance costs and discounts	5.6	18.6
Share-based compensation	18.0	18.6
Loss (gain) on sale or impairment of properties and other assets, net	372.0	157.8
Deferred income taxes	(19.0)	21.9
Equity income in MillerCoors	(471.8)	(438.3)
Distributions from MillerCoors	471.8	438.3
Equity in net income of other unconsolidated affiliates	(3.0)	(13.3)
Distributions from other unconsolidated affiliates	15.4	13.0
Excess tax benefits from share-based compensation	(6.6)	(6.0)
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	(10.2)	16.4
Change in current assets and liabilities and other	29.4	131.7
(Gain) loss from discontinued operations	0.4	(1.7)
Net cash provided by operating activities	1,058.4	1,030.0
Cash flows from investing activities:
Additions to properties	(195.8)	(218.2)
Proceeds from sales of properties and other assets	6.0	7.5
Proceeds from sale of business	—	2.0
Investment in MillerCoors	(1,100.4)	(924.0)
Return of capital from MillerCoors	1,053.9	822.4
Investment in and advances to an unconsolidated affiliate	—	(2.4)
Return of capital from an unconsolidated affiliate	5.9	—
Loan repayments	7.1	7.5
Loan advances	(14.6)	(5.4)
Net cash used in investing activities	(237.9)	(310.6)
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	38.5	74.9
Excess tax benefits from share-based compensation	6.6	6.0
Dividends paid	(205.1)	(175.7)
Dividends paid to noncontrolling interests holders	(2.4)	(1.2)
Payments for purchase of noncontrolling interest	(0.7)	(0.2)
Debt issuance costs	(1.8)	(0.3)
Payments on long-term debt and capital lease obligations	(62.9)	(1,316.5)
Proceeds from short-term borrowings	35.5	19.3
Payments on short-term borrowings	(23.3)	(15.1)
Proceeds from settlement of derivative instruments	—	2.6
Payments on settlement of derivative instruments	(65.2)	(66.2)
Net proceeds from (payments on) revolving credit facilities and commercial paper	(350.5)	548.4
Change in overdraft balances and other	118.1	(0.8)
Net cash used in financing activities	(513.2)	(924.8)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	307.3	(205.4)
Effect of foreign exchange rate changes on cash and cash equivalents	(27.5)	(11.7)
Balance at beginning of year	442.3	624.0
Balance at end of period	$722.1	$406.9
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
These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 ("Annual Report") and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements ("Notes") included in our Annual Report. Our accounting policies did not change in the first three quarters of 2014, with the exception of a change to our policy for recognizing advertising expenses in interim periods as discussed below. Additionally, in order to provide further clarity around our policy regarding the classification of special items in the unaudited condensed consolidated statements of operations, we have expanded our related disclosure as reflected below.
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

Our Fiscal Year

On November 14, 2013, our Board of Directors approved a resolution to change MCBC's fiscal year from a 52/53 week fiscal year to a calendar year. As such, our 2013 fiscal year was extended from December 28, 2013, to December 31, 2013, with subsequent fiscal years beginning on January 1 and ending on December 31 of each year. Beginning January 1, 2014, quarterly results reflect the three month periods ending March 31, June 30, September 30, and December 31. This change aligned our fiscal year and interim reporting periods with our Central Europe business and MillerCoors, which were already following a monthly fiscal reporting calendar. Unless otherwise indicated, and with the exception of the Central Europe business and MillerCoors, the third quarter of 2013 and the three months ended September 28, 2013, refer to the thirteen weeks ended September 28, 2013. The first three quarters of 2013 and the nine months ended September 28, 2013, refer to the thirty-nine weeks ended September 28, 2013. The third quarter and first three quarters of 2014 refer to the three and nine months ended September 30, 2014, respectively. Fiscal year 2014 refers to the 12 months ending December 31, 2014, and fiscal year 2013 refers to the period from December 30, 2012, to December 31, 2013. The impact of the additional days in fiscal year 2013 is immaterial to the unaudited condensed consolidated financial statements.
The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be achieved for the full fiscal year.
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
	(In millions, except per share data)
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
As noted above, under our historical treatment, advertising expenses were not deferred from one fiscal year to the next. Therefore, the change in interim accounting had no impact on full year consolidated results. Additionally, the quarterly impact to other comprehensive income (loss) related to currency translation on the adjustments has been reflected within the unaudited condensed consolidated statements of comprehensive income included herein.

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
Unrecognized Tax Benefit Adjustments
During the second quarter of 2014, we identified that we had incorrectly omitted the recognition of a liability for specific uncertain tax positions related to fiscal year 2010 that resulted in an immaterial misstatement of unrecognized tax benefits and retained earnings within the consolidated balance sheets at December 31, 2013, and December 29, 2012, included in our Annual Report. We determined the impact of the correction of this error to be too significant to record within our second quarter 2014 results and, therefore, revised our historical balance sheets accordingly. To correct for this error, in the second quarter of 2014, we revised the unrecognized tax benefits and retained earnings in the unaudited condensed consolidated balance sheet as of December 31, 2013, included herein. This correction resulted in an increase in the current portion of unrecognized tax benefits included within accounts payable and other current liabilities of $19.3 million, an increase in noncurrent unrecognized tax benefits of $14.4 million and a corresponding decrease to retained earnings of $33.7 million as of December 31, 2013. See Note 8, "Income Tax" for further discussion.

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
3. Segment Reporting
Our reporting segments are based on the key geographic regions in which we operate, which are the basis on which our chief operating decision maker evaluates the performance of the business. Our reporting segments consist of Canada, the U.S., Europe and MCI. Corporate is not a segment and primarily includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. No single customer accounted for more than 10% of our consolidated or segmented sales for the three and nine months ended September 30, 2014, and September 28, 2013, respectively. Net sales represent sales to third-party external customers. Inter-segment sales revenues and income (loss) from continuing operations before income taxes, other than those to MillerCoors (see Note 4, "Investments" for additional detail), are insignificant and eliminated in consolidation.

The following table presents net sales by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 28, 2013	September 30, 2014	September 28, 2013
	(In millions)
Canada	$507.2	$526.7	$1,370.8	$1,480.5
Europe	618.7	607.9	1,685.7	1,600.5
MCI	43.4	37.7	119.3	99.4
Corporate	0.2	0.3	0.9	0.9
Eliminations(1)	(1.5)	(1.4)	(4.2)	(3.6)
Consolidated	$1,168.0	$1,171.2	$3,172.5	$3,177.7

(1)	Represents inter-segment sales from the Europe segment to the MCI segment.
The following table presents income (loss) from continuing operations before income taxes by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 28, 2013(1)	September 30, 2014	September 28, 2013(1)
	(In millions)
Canada	$121.5	$143.6	$330.6	$300.6
U.S.	158.9	148.3	471.8	438.3
Europe(2)	(255.1)	(67.4)	(143.6)	3.2
MCI	(2.7)	(2.4)	(9.4)	(11.6)
Corporate	(55.8)	(49.7)	(183.7)	(228.1)
Consolidated	$(33.2)	$172.4	$465.7	$502.4

(1)
Amounts have been adjusted to reflect the change in interim accounting for advertising expenses. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion.

(2)
Results for the three and nine months ended for both 2014 and 2013, include an impairment charge related to indefinite-lived intangible assets recorded in the third quarters of 2014 and 2013 resulting from our annual impairment testing. See Note 10, "Goodwill and Intangible Assets" for further discussion.

The following table presents total assets by segment:

	As of
	September 30, 2014	December 31, 2013
	(In millions)
Canada	$5,875.7	$6,103.2
U.S.	2,580.1	2,506.5
Europe	6,095.4	6,547.7
MCI	80.6	83.3
Corporate	201.6	339.4
Consolidated	$14,833.4	$15,580.1

4. Investments
Our investments include both equity method and consolidated investments. Those entities identified as variable interest entities ("VIEs") have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, consolidate these entities. None of our consolidated VIEs held debt as of September 30, 2014, or December 31, 2013. We have not provided any financial support to any of our VIEs during the quarter that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change, and we continually evaluate circumstances that could require consolidation or deconsolidation. As of September 30, 2014, and December 31, 2013, our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K.") and Grolsch. Our unconsolidated VIEs are Brewers' Retail Inc. ("BRI") and Brewers' Distributor Ltd. ("BDL"). The Molson Modelo Imports L.P. ("MMI") operations were terminated in the first quarter of 2014 and the joint venture was subsequently dissolved in the third quarter of 2014. See further discussion below.
Equity Investments
Investment in MillerCoors
Summarized financial information for MillerCoors is as follows:
Condensed Balance Sheets

	As of
	September 30, 2014	December 31, 2013
	(In millions)
Current assets	$935.5	$798.4
Non-current assets	8,958.8	8,989.3
Total assets	$9,894.3	$9,787.7
Current liabilities	$1,024.3	$950.1
Non-current liabilities	1,212.6	1,346.2
Total liabilities	2,236.9	2,296.3
Noncontrolling interests	19.7	20.7
Owners' equity	7,637.7	7,470.7
Total liabilities and equity	$9,894.3	$9,787.7
The following represents our proportionate share in MillerCoors' equity and reconciliation to our investment in MillerCoors:

	As of
	September 30, 2014	December 31, 2013
	(In millions, except percentages)
MillerCoors owners' equity	$7,637.7	$7,470.7
MCBC economic interest	42%	42%
MCBC proportionate share in MillerCoors' equity	3,207.8	3,137.7
Difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(1)	(662.7)	(666.2)
Accounting policy elections	35.0	35.0
Investment in MillerCoors	$2,580.1	$2,506.5

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

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In millions)
Net sales	$2,069.5	$2,051.0	$6,066.6	$5,998.3
Cost of goods sold	(1,237.7)	(1,234.0)	(3,614.2)	(3,592.8)
Gross profit	$831.8	$817.0	$2,452.4	$2,405.5
Operating income(1)	$381.9	$354.5	$1,129.2	$1,046.9
Net income attributable to MillerCoors(1)	$376.5	$348.8	$1,112.9	$1,033.4

(1)
Results include special charges related to restructuring activities of $0.2 million and $1.4 million for the three and nine months ended September 30, 2014, respectively, and $15.0 million for the three and nine months ended September 30, 2013.

The following represents our proportionate share in net income attributable to MillerCoors reported under the equity method:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 28, 2013	September 30, 2014	September 28, 2013
	(In millions, except percentages)
Net income attributable to MillerCoors	$376.5	$348.8	$1,112.9	$1,033.4
MCBC economic interest	42%	42%	42%	42%
MCBC proportionate share of MillerCoors net income	158.1	146.5	467.4	434.0
Amortization of the difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors	1.2	1.2	3.5	3.4
Share-based compensation adjustment(1)	(0.4)	0.6	0.9	0.9
Equity income in MillerCoors	$158.9	$148.3	$471.8	$438.3

(1)	The net adjustment is to eliminate all share-based compensation impacts related to pre-existing SABMiller plc equity awards held by former Miller employees employed by MillerCoors.
The following table summarizes our transactions with MillerCoors:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 28, 2013	September 30, 2014	September 28, 2013
	(In millions)
Beer sales to MillerCoors	$3.8	$4.5	$10.1	$13.4
Beer purchases from MillerCoors	$10.8	$4.2	$27.0	$11.2
Service agreement costs and other charges to MillerCoors	$0.6	$0.5	$1.7	$1.8
Service agreement costs and other charges from MillerCoors	$0.3	$0.6	$0.8	$0.8
As of September 30, 2014, and December 31, 2013, we had $5.6 million and $4.4 million of net payables due to MillerCoors, respectively.

Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	September 30, 2014		December 31, 2013
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Grolsch	$8.9	$3.2	$5.6	$1.7
Cobra U.K.	$30.1	$1.2	$36.5	$1.9
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
The transition period was successfully completed on February 28, 2014, at which time we recognized income of $63.2 million (CAD 70.0 million) within special items, reflective of the agreed upon payment received from Modelo. Additionally, we recorded a charge of $4.9 million representing the accelerated amortization of the remaining carrying value of our definite-lived intangible asset associated with the agreement. In accordance with the termination agreement, MMI continued to operate in its historical capacity through the end of the transition period. Effective end of day on February 28, 2014, MMI ceased all operations and was dissolved during the third quarter of 2014 upon final agreement with ABI on the distribution amount of the joint venture's remaining net assets. As a result, our results for the nine months ended September 30, 2014, reflect our proportionate ownership interest of the MMI activity during the first quarter of 2014 through end of day February 28, 2014. Under the MMI arrangement, we recognized equity earnings within cost of goods sold of $0.7 million during the nine months ended September 30, 2014, and $3.9 million and $9.0 million during the three and nine months ended September 28, 2013, respectively. In addition, during the nine months ended September 30, 2014, and three and nine months ended September 28, 2013, MCC recognized marketing and administrative cost recoveries related to the promotion, sale and distribution of Modelo products under our agency and services agreement with MMI of $1.1 million, $3.1 million and $8.8 million, respectively. These cost recoveries are recorded within marketing, general and administrative expenses. As of December 31, 2013, our unaudited condensed consolidated balance sheet includes our investment in MMI of $21.2 million and an affiliate net payable to MMI of $13.8 million.
In accordance with the early termination agreement, the book value of the joint venture's net assets was required to be distributed to the respective joint venture partners for the owners' proportionate ownership interest at the end of the transition period. This distribution was finalized in the third quarter of 2014. Concurrently, we derecognized our equity investment within other non-current assets upon full recovery of our investment carrying value.
5. Share-Based Payments
During the nine months ended September 30, 2014, and September 28, 2013, we recognized share-based compensation expense related to the following Class B common stock awards to certain directors, officers and other eligible employees, pursuant to the MCBC Incentive Compensation Plan ("Incentive Compensation Plan"): restricted stock units ("RSU"), deferred stock units ("DSU"), performance share units ("PSU"), performance units ("PU") and stock options. The settlement amount of the PSUs is determined based on market and performance metrics, which include our total shareholder return performance relative to the S&P 500 and specified internal performance metrics designed to drive greater shareholder return. PSU compensation expense is based on a fair value assigned to the market metric using a Monte Carlo model, which will remain constant throughout the vesting period of three years, and a performance multiplier, which will vary due to changing estimates of the performance metric condition.

The following table summarizes share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 28, 2013	September 30, 2014	September 28, 2013
	(In millions)
Pretax compensation expense	$5.9	$3.2	$18.0	$18.6
Tax benefit	(1.6)	(0.8)	(5.5)	(5.3)
After-tax compensation expense	$4.3	$2.4	$12.5	$13.3
As of September 30, 2014, there was $26.4 million of total unrecognized compensation cost from all share-based compensation arrangements granted under the Incentive Compensation Plan, related to unvested shares. This compensation expense is expected to be recognized over a weighted-average period of 1.2 years.
The following table represents the summary of stock options and stock-only stock appreciation rights ("SOSAR") outstanding as of September 30, 2014, and the activity during the nine months ended September 30, 2014:

	Shares outstanding	Weighted-average exercise price per share	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2013	3.5	$43.41	4.57	$45.1
Granted	0.2	$58.24
Exercised	(1.2)	$42.53
Forfeited	(0.1)	$44.24
Outstanding as of September 30, 2014	2.4	$44.88	4.95	$70.3
Exercisable at September 30, 2014	2.0	$43.90	4.21	$60.6
The total intrinsic values of stock options exercised during the nine months ended September 30, 2014, and September 28, 2013, were $24.9 million and $28.1 million, respectively. During the nine months ended September 30, 2014, and September 28, 2013, cash received from stock option exercises was $38.5 million and $74.9 million, respectively, and the total excess tax benefit from these stock option exercises and other awards was $6.6 million and $6.0 million, respectively.
The following table represents non-vested RSUs, DSUs, PSUs and PUs as of September 30, 2014, and the activity during the nine months ended September 30, 2014:

	RSUs and DSUs		PUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 31, 2013	0.7	$42.08	1.0	$2.87	0.2	$43.10
Granted	0.2	$61.16	—	$—	0.2	$58.69
Vested	(0.2)	$41.24	(0.5)	$6.17	—	$—
Forfeited	—	$—	—	$—	—	$—
Non-vested as of September 30, 2014	0.7	$48.84	0.5	$1.29	0.4	$50.48
The weighted-average fair value per unit for the non-vested PSUs is $58.83 as of September 30, 2014.

The fair value of each option granted in the first three quarters of 2014 and 2013 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended
	September 30, 2014	September 28, 2013
Risk-free interest rate	2.29%	1.43%
Dividend yield	2.57%	2.88%
Volatility range	22.66%-26.57%	22.39%-25.90%
Weighted-average volatility	25.59%	25.02%
Expected term (years)	7.5	7.7
Weighted-average fair market value	$12.78	$8.39
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
The fair value of the market metric for each PSU granted in the first three quarters of 2014 and 2013 was determined on the date of grant using a Monte Carlo model to simulate total shareholder return for MCBC and peer companies with the following weighted-average assumptions:

	Nine Months Ended
	September 30, 2014	September 28, 2013
Risk-free interest rate	0.72%	0.33%
Dividend yield	2.57%	2.88%
Volatility range	12.45%-72.41%	12.18%-69.37%
Weighted-average volatility	21.72%	21.13%
Expected term (years)	2.8	2.8
Weighted-average fair market value	$58.69	$43.10
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
As of September 30, 2014, there were 7.4 million shares of the Company's Class B common stock available for issuance as awards under the Incentive Compensation Plan.
On July 24, 2014, Peter Swinburn, the Chief Executive Officer and President of the Company, informed the Corporate Secretary and the Board of Directors of the Company of his intention to retire as Chief Executive Officer and President of the Company and as a member of the Board effective December 31, 2014. In addition, on July 24, 2014, the Board appointed Mark Hunter as the Company’s Chief Executive Officer and President to replace Mr. Swinburn effective on January 1, 2015. Mr. Hunter currently serves as Chief Executive Officer and President of Molson Coors Europe. Mr. Hunter will also serve as a member of the Board effective January 1, 2015. We do not anticipate a significant impact to our results, specifically related to share-based compensation expense, as a result of this change.

6. Special Items
We have incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these charges (benefits) as special items. The table below summarizes special items recorded by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 28, 2013	September 30, 2014	September 28, 2013
	(In millions)
Employee-related charges
Restructuring
Canada	$2.2	$1.6	$7.6	$3.0
Europe	—	7.3	1.0	10.3
MCI	—	—	—	0.1
Corporate	—	—	0.3	0.3
Special termination benefits
Canada	—	0.3	—	1.7
Impairments or asset abandonment charges
Canada - Intangible asset write-off and impairment(1)	8.9	—	13.8	—
Europe - Intangible asset impairment(2)	360.0	150.9	360.0	150.9
Unusual or infrequent items
Europe - Release of non-income-related tax reserve(3)	—	—	—	(4.2)
Europe - Flood loss (insurance reimbursement), net(4)	(3.5)	2.6	(1.7)	2.6
Termination fees and other (gains)/losses
Canada - Termination fee income(1)	—	—	(63.2)	—
MCI - Sale of China Joint Venture	—	0.3	—	1.1
Special items, net	$367.6	$163.0	$317.8	$165.8

(1)
During the third quarter of 2014, we recognized an impairment charge related to our definite-lived intangible asset associated with our license agreement with Miller in Canada. See Note 15, "Commitments and Contingencies" for further discussion. Additionally, upon termination of our MMI operations in the first quarter of 2014, we recognized charges associated with the write-off of the definite-lived intangible asset associated with the joint venture. See Note 4, "Investments" for further discussion.

(2)
During the third quarters of 2014 and 2013, we recognized impairment charges related to indefinite-lived intangible assets in Europe. See Note 10, "Goodwill and Intangible Assets" for further discussion.

(3)
During 2009, we established a non-income-related tax reserve of $10.4 million that was recorded as a special item. In the first quarter of 2013, the remaining outstanding amount of this non-income-related tax reserve was fully released.

(4)
During the three and nine months ended September 30, 2014, we recorded losses and related costs of $0.4 million and $2.2 million, respectively, in our Europe business associated with significant flooding in Serbia, Bosnia, and Croatia that occurred in the second quarter of 2014. These losses were offset by insurance proceeds of $3.9 million recorded in the third quarter of 2014 related to flooding in the second quarter of 2014. During the three and nine months ended September 28, 2013, we recorded losses and related costs of $2.6 million and $5.9 million, respectively, in our Europe business related to significant flooding in Czech Republic in the second quarter of 2013. These losses were partially offset for the nine months ended September 28, 2013, by $3.3 million insurance proceeds received in the second quarter of 2013.

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
The accrued restructuring balances represent expected future cash payments required to satisfy the remaining severance obligations to terminated employees, the majority of which we expect to be paid in the next 12-24 months. The table below summarizes the activity in the restructuring accruals by segment:

	Canada	Europe	MCI	Corporate	Total
	(In millions)
Total at December 31, 2013	$9.7	$13.6	$0.5	$0.9	$24.7
Charges incurred	7.6	1.0	—	0.3	8.9
Payments made	(10.7)	(4.0)	(0.4)	(0.8)	(15.9)
Foreign currency and other adjustments	(0.3)	(0.2)	—	—	(0.5)
Total at September 30, 2014	$6.3	$10.4	$0.1	$0.4	$17.2

	Canada	Europe	MCI	Corporate	Total
	(In millions)
Total at December 29, 2012	$7.1	$13.4	$2.8	$1.5	$24.8
Charges incurred	3.0	10.3	0.1	0.3	13.7
Payments made	(6.2)	(12.1)	(2.5)	(1.8)	(22.6)
Foreign currency and other adjustments	(0.2)	—	—	—	(0.2)
Total at September 28, 2013	$3.7	$11.6	$0.4	$—	$15.7

7. Other Income and Expense
The table below summarizes other income and expense:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 28, 2013	September 30, 2014	September 28, 2013
	(In millions)
Gain on sale of non-operating asset	$—	$—	$—	$1.2
Gain (loss) from foreign exchange and derivative activity(1)	(4.0)	(5.3)	(2.7)	(11.4)
Other, net	(1.0)	(0.2)	(0.8)	1.7
Other income (expense), net	$(5.0)	$(5.5)	$(3.5)	$(8.5)

(1)
Included in this amount are gains of $0.5 million for the nine months ended September 30, 2014, and unrealized losses of $11.4 million and $1.4 million for the three and nine months ended September 28, 2013, respectively, related to foreign currency movements on foreign-denominated financing instruments entered into in conjunction with the closing of the Acquisition. We also recorded unrealized gains of $1.8 million and losses of $4.9 million for the three and nine months ended September 28, 2013, respectively, related to foreign cash positions and foreign exchange contracts entered into to hedge our risk associated with payments of this foreign-denominated debt.

8. Income Tax
Our effective tax rates for the third quarter of 2014 and 2013 were approximately negative 2% and positive 22%, respectively. For the first three quarters of 2014 and 2013, our effective tax rates were approximately 9% and 14%, respectively. The effective tax rates for the third quarter and first three quarters of 2013 have been adjusted to reflect the impact of the change in interim accounting for advertising expenses. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion. Our effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to lower statutory income tax rates applicable to our Canada and Europe businesses, tax planning strategies, as well as the impact of discrete items further discussed below. The effective tax rate for the three months ended September 30, 2014, decreased versus the three months ended September 28, 2013, primarily due to lower pretax income in 2014 driven by the brand impairment charges in Europe, and increased net discrete tax benefits recognized in the current year as compared to 2013. Our total net discrete tax benefit was $8.2 million in the third quarter of 2014, which primarily resulted from the release of a noncurrent unrecognized tax position as further discussed below. In April 2014, we finalized our advanced pricing agreement between the U.S. and Canada tax authorities. The implementation of our new agreement and reversal of the related unrecognized tax benefits resulted in an income tax benefit of approximately $21 million, which was recognized discretely in the second quarter of 2014.
During the second quarter of 2014, we identified that we had incorrectly omitted uncertain tax positions related to fiscal year 2010 that resulted in an immaterial misstatement of unrecognized tax benefits and retained earnings within the consolidated balance sheets included in our Annual Report. We have revised our current presentation of these amounts to correct for this error, which resulted in an increase in current unrecognized tax benefits of $19.3 million and noncurrent unrecognized tax benefits of $14.4 million as of December 31, 2013. During the third quarter of 2014, we filed an amendment to certain historical tax returns and concurrently fully settled the current unrecognized tax benefit resulting from this adjustment. Additionally, upon expiration of certain statutes of limitations during the quarter, we released a portion of the noncurrent unrecognized tax benefit adjustment, which resulted in a $6.3 million discrete benefit to our current income tax expense. The remainder of the noncurrent unrecognized tax benefits is reflected in our unaudited condensed consolidated balance sheet as of September 30, 2014. These noncurrent items relate to tax years that are currently open, and amounts may differ from those to be determined upon closing of the positions. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further information.
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
As of September 30, 2014, and December 31, 2013, we had unrecognized tax benefits including interest, penalties and offsetting positions of $52.1 million and $149.6 million, respectively. The September 30, 2014, balance excludes unrecognized tax benefits that are presented as a reduction of deferred tax assets as a result of the first quarter 2014 adoption of the recently issued guidance related to the presentation of these items. See Note 2, "New Accounting Pronouncements" for further discussion. The decrease to our unrecognized tax benefits on our unaudited condensed consolidated balance sheets from December 31, 2013, to September 30, 2014, was due to the favorable resolution of unrecognized tax positions, the settlement of unrecognized tax benefits resulting from the amended tax returns, the release of unrecognized tax benefits due to expiration of the statute of limitations, and the reclassification of certain unrecognized tax benefits as a result of the adoption of the recently issued guidance mentioned above. We do not have any unrecognized tax benefits classified as current as of September 30, 2014.

9. Earnings Per Share
Basic earnings per share ("EPS") was computed using the weighted-average number of shares of common stock outstanding during the period. Diluted EPS includes the additional dilutive effect of our potentially dilutive securities, which includes stock options, SOSARs, RSUs, PUs, PSUs and DSUs. The dilutive effects of our potentially dilutive securities are calculated using the treasury stock method. The following summarizes the effect of dilutive securities on diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 28, 2013(1)	September 30, 2014	September 28, 2013(1)
	(In millions, except per share amounts)
Amounts attributable to MCBC
Net income (loss) from continuing operations	$(35.7)	$133.4	$420.3	$428.4
Income (loss) from discontinued operations, net of tax	1.3	0.9	(0.4)	1.7
Net income (loss) attributable to Molson Coors Brewing Company	$(34.4)	$134.3	$419.9	$430.1
Weighted-average shares for basic EPS	185.1	183.5	184.7	182.7
Effect of dilutive securities:
Stock options and SOSARs	—	0.6	0.7	0.7
RSUs, PSUs, PUs and DSUs	—	0.5	0.5	0.5
Weighted-average shares for diluted EPS	185.1	184.6	185.9	183.9
Basic net income (loss) attributable to Molson Coors Brewing Company per share(2):
From continuing operations	$(0.20)	$0.73	$2.27	$2.34
From discontinued operations	0.01	0.01	—	0.01
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$(0.19)	$0.74	$2.27	$2.35
Diluted net income (loss) attributable to Molson Coors Brewing Company per share(2):
From continuing operations	$(0.20)	$0.72	$2.26	$2.33
From discontinued operations	0.01	0.01	—	0.01
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$(0.19)	$0.73	$2.26	$2.34
Dividends declared and paid per share	$0.37	$0.32	$1.11	$0.96

(1)
Amounts have been adjusted to reflect the change in interim accounting for advertising expenses. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion.

(2)
Due to the anti-dilutive effect resulting from the reported net loss from continuing operations, the impact of potentially dilutive securities has been omitted from the quarterly calculation of weighted-average shares for diluted EPS for the third quarter of 2014. The impact of these potentially dilutive securities has been included in the calculation of weighted-average shares for diluted EPS for the nine months ended September 30, 2014.

Additionally, the sum of the quarterly net income per share amounts may not agree to the full year net income per share amounts. We calculate net income per share based on the weighted average number of outstanding shares during the period for each reporting period presented. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.
The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 28, 2013	September 30, 2014	September 28, 2013
	(In millions)
Stock options, SOSARs and RSUs	1.2	0.1	0.1	0.2
Total weighted-average anti-dilutive securities	1.2	0.1	0.1	0.2

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
10. Goodwill and Intangible Assets
The following summarizes the change in goodwill for the nine months ended September 30, 2014:

	Canada	Europe	MCI	Consolidated
	(In millions)
Balance at December 31, 2013	$718.2	$1,693.2	$7.3	$2,418.7
Foreign currency translation	(36.9)	(87.6)	(0.1)	(124.6)
Balance at September 30, 2014	$681.3	$1,605.6	$7.2	$2,294.1
The following table presents details of our intangible assets, other than goodwill, as of September 30, 2014:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$507.0	$(233.5)	$273.5
Distribution rights	2 - 23	141.9	(110.5)	31.4
Patents and technology and distribution channels	3 - 10	35.4	(32.9)	2.5
Other	2	1.1	(1.1)	—
Intangible assets not subject to amortization:
Brands	Indefinite	4,797.6	—	4,797.6
Distribution networks	Indefinite	903.4	—	903.4
Other	Indefinite	17.5	—	17.5
Total		$6,403.9	$(378.0)	$6,025.9

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2013:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$537.5	$(224.7)	$312.8
Distribution rights	2 - 23	314.1	(255.0)	59.1
Patents and technology and distribution channels	3 - 10	36.2	(32.8)	3.4
Other	2	1.2	(1.2)	—
Intangible assets not subject to amortization:
Brands	Indefinite	5,482.3	—	5,482.3
Distribution networks	Indefinite	952.3	—	952.3
Other	Indefinite	15.2	—	15.2
Total		$7,338.8	$(513.7)	$6,825.1
The changes in the gross carrying amounts of intangibles from December 31, 2013, to September 30, 2014, are primarily driven by the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies, and the intangible impairments recorded in the third quarter of 2014, as discussed below. Additionally, upon termination of MMI operations in the first quarter of 2014, we accelerated the amortization of the remaining $4.9 million net carrying value of the related definite-lived intangible asset and wrote-off its gross value of $40.5 million. See Note 4, "Investments" for further discussion.
Based on foreign exchange rates as of September 30, 2014, the estimated future amortization expense of intangible assets is as follows:

Fiscal year	Amount
(In millions)
2014 - remaining	$8.7
2015	$28.2
2016	$26.0
2017	$13.4
2018	$11.6
Intangible asset amortization expense was $10.1 million and $12.1 million for the three months ended September 30, 2014, and September 28, 2013, respectively, and $31.1 million and $35.7 million for the nine months ended September 30, 2014, and September 28, 2013, respectively. This expense is presented within marketing, general and administrative expenses and excludes the accelerated amortization recognized for the write-off of the intangible asset associated with the termination of MMI operations in the first quarter of 2014. See Note 4, "Investments" for further discussion.
We completed our required 2014 annual goodwill and indefinite-lived intangible impairment testing as of July 1, 2014, the first day of our fiscal year 2014 third quarter, and concluded there were no impairments of goodwill within our Europe, Canada or India reporting units or impairments of our indefinite-lived intangible assets, with the exception of the Jelen and Ozujsko brand intangibles as discussed below.
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
Our 2014 annual goodwill impairment testing determined that our Europe and Canada reporting units were at risk of failing step one of the goodwill impairment test. Specifically, the fair value of the Europe and Canada reporting units were estimated at approximately 15% and 14% in excess of carrying value, respectively, as of the testing date. Prior to recognizing the brand impairments discussed below, the excess of the fair value over the carrying value of the Europe reporting unit declined from the prior year. The decrease was driven by challenging macroeconomic conditions in Europe negatively impacting our business, as well as declines in the forecasts of certain European brands, which have been adversely impacted by the expected prolonged recovery from recent flooding and an accelerated consumer trend to value brands. These impacts were partially offset by improvements to market multiples. The Canada reporting unit had a marginal decrease from the prior year primarily due to continued competitive pressures and economic weakness in the Canadian market, partially offset by improved market multiples.
Indefinite-Lived Intangibles
In 2014, our annual indefinite-lived intangible asset impairment testing determined that the fair values of the Jelen and Ozujsko indefinite-lived brand intangibles within our Europe segment were below their respective carrying values. As a result, we recorded an aggregate impairment charge of $360.0 million within special items in the third quarter of 2014. The impairment of the Jelen brand was driven by ongoing macroeconomic challenges exacerbated by severe flooding in the Balkans region in the second quarter of 2014. This flooding caused significant damage to the infrastructure within the Serbian and Bosnian markets, for which Jelen is our primary brand, which resulted in a decrease in the brand's projected cash flows. We have analyzed the potential impact of the flood to these markets and have incorporated a prolonged recovery in our projected cash flows based on recent assessments of the recovery efforts and resulting macroeconomic effects to the region. Additionally, the aftermath of the flood has further contributed to an already challenging market and has led to an acceleration of the consumer trend toward value brands. The impairment of the Ozujsko brand was driven by the continued significant economic pressures in Croatia, Ozujsko's primary market, which resulted in a decline in the brand's projected cash flows. The macroeconomic environment has driven low realized and expected GDP growth and was worsened by the previously mentioned flooding during Croatia's peak tourism season, along with the flooding in Bosnia, discussed above, where Ozujsko is also sold. These lower projected cash flows have lagged previously made assumptions based on forecasted macroeconomic recoveries, resulting in the impairments. The remaining Europe indefinite-lived intangibles' fair values, including Staropramen and Carling brands, while facing similar macroeconomic challenges, were sufficiently in excess of their respective carrying values, with the exception of Niksicko. Specifically, the performance of Niksicko, our primary brand in Montenegro, is also dependent on the Serbian and Bosnian markets and is facing similar challenges to those discussed above. As each of Jelen and Ozujsko's fair values is equal to its carrying value as of the July 1, 2014, impairment testing date, these brands, along with Niksicko, are therefore at risk of future impairment, as any additional decline in their forecasted future cash flows may result in a decrease to the fair value of the brand over its respective carrying value. As of September 30, 2014, these at-risk intangible assets had an aggregate carrying value of $867.9 million.
Separately, our Molson core brand intangible continues to be at risk of future impairment with a fair value estimated at approximately 11% in excess of its carrying value as of the impairment testing date. Although the fair value of the Molson core brands in excess of carrying value increased slightly from the prior year, they continue to face significant competitive pressures and challenging macroeconomic conditions in the Canada market. These challenges continue to be offset by anticipated cost savings initiatives, which resulted in a slight increase in the brand fair value in excess of carrying value from our prior year valuation. As of September 30, 2014, the Molson core brand intangible had a carrying value of $2,711.1 million.

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

Key Assumptions
The Europe and Canada reporting units' goodwill, the Molson core brand intangible, and certain indefinite-lived brand intangibles within Europe are at risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including significant delays in projected macroeconomic recovery, greater-than-anticipated flood impacts to certain regions' performance, or prolonged adverse economic conditions), terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flow analyses. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections used for our Europe reporting unit and indefinite-lived intangible assets testing reflect continued challenging environments in the future followed by growth resulting from a longer term recovery of the macroeconomic environment, as well as the benefit of anticipated cost savings and specific brand-building and innovation activities. Our Canada reporting unit and Molson core brand projections also reflect a continued challenging environment that has been adversely impacted by a weak economy across all industries, as well as weakened consumer demand driven by increased competitive pressures, partially offset by anticipated cost savings and specific brand-building and innovation activities. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the 2014 annual goodwill and indefinite-lived intangible impairment test will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our Canada and Europe reporting units, Molson core brand, and the at-risk European brands (Jelen, Ozujsko and Niksicko) may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in sales volume and increase in costs due to another natural disaster or other unknown event that could significantly impact our immediate and long-range results, a decrease in sales volume driven by a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long term volume trends, a continuation of the trend away from core brands towards value brands in certain of our markets, especially in markets where our core brands represent a significant portion of the market, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a recession or continued worsening of the overall European economy), an inability of the market to successfully recover from the recent severe flooding in several of our Central European markets, (iii) volatility in the equity and debt markets which could result in a higher discount rate; and (iv) sensitivity to market multiples.
While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
Definite-Lived Intangibles
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the third quarter of 2014, with the exception of the settlement with Miller in Canada, which resulted in a $8.9 million impairment charge of our definite-lived intangible asset related to our license agreement. As of September 30, 2014, the intangible has a remaining carrying value of $18.8 million, primarily indicative of the settlement amount, as well as the remaining future cash flows expected to be generated under the license agreement through March 31, 2015, which will be amortized over the remaining life of the agreement. We utilized Level 3 fair value measurements in our impairment analysis of this definite-lived intangible asset, which include cash flow assumptions by management related to the transition period. See Note 15, "Commitments and Contingencies" for further discussion.

11. Debt
Debt obligations
Our total borrowings as of September 30, 2014, and December 31, 2013, were composed of the following:

	As of
	September 30, 2014	December 31, 2013
	(In millions)
Senior notes:
€500 million 0.0% convertible note due 2013(1)	$—	$61.8
Canadian Dollar ("CAD") 900 million 5.0% notes due 2015	803.7	847.2
CAD 500 million 3.95% Series A notes due 2017	446.5	470.7
$300 million 2.0% notes due 2017	300.0	300.0
$500 million 3.5% notes due 2022(2)	503.4	500.0
$1.1 billion 5.0% notes due 2042	1,100.0	1,100.0
Other long-term debt	0.1	0.2
Long-term credit facilities(3)	—	—
Less: unamortized debt discounts and other	(4.5)	(5.1)
Total long-term debt (including current portion)	3,149.2	3,274.8
Less: current portion of long-term debt	(803.4)	(61.8)
Total long-term debt	$2,345.8	$3,213.0

Short-term borrowings:
Commercial paper program(4)	$161.4	$379.8
Overdraft facility(5)	111.5	—
Short-term facilities(6):
Japanese Yen ("JPY") 1.5 billion line of credit	7.3	3.1
Euro ("EUR") 100 million revolving credit facility	—	137.4
Other short-term borrowings	25.1	4.8
Current portion of long-term debt	803.4	61.8
Current portion of long-term debt and short-term borrowings	$1,108.7	$586.9

(1)
On June 15, 2012, we issued a €500 million convertible note due December 31, 2013, which included a put conversion feature to the Seller. On August 13, 2013, the conversion feature was exercised for an agreed value upon exercise of €510.9 million, consisting of €500 million in principal and €10.9 million for the conversion feature.

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
The €500 million convertible note's embedded conversion feature was determined to meet the definition of a derivative required to be bifurcated and separately accounted for at fair value with changes in fair value recorded in earnings. During the three and nine months ended September 28, 2013, we recognized a net gain of $20.3 million and a net loss of $6.5 million, respectively, related to changes in the fair value of the conversion feature. The cash and non-cash interest, excluding the change in fair value of the convertible feature, resulted in an immaterial impact to our effective interest rate for the three and nine months ended September 28, 2013.

(2)
In the second and third quarters of 2014, we entered into interest rate swaps to economically convert our fixed rate $500 million 3.5% notes due 2022 ("$500 million notes") to floating rate debt. This resulted in an effective interest rate of 1.41% and 2.74%, for the three and nine months ended September 30, 2014, respectively. As a result of this hedge program, the carrying value of the $500 million note includes a $3.4 million adjustment for fair value movements attributable to the benchmark interest rate. See Note 13, "Derivative Instruments and Hedging Activities" for further details.

(3)
During the second quarter of 2014, we entered into a five-year, $750 million revolving multi-currency credit facility, which provides a $100 million sub-facility available for the issuance of letters of credit. This facility replaced our existing $400 million and $550 million revolving credit facilities, which had maturities in the second quarters of 2015 and 2016, respectively, and reduced the size of our existing commercial paper program to a maximum aggregate amount outstanding at any time of $750 million. Concurrent with the transaction, we incurred $1.8 million of issuance costs which are being amortized over the term of the agreement and recognized $1.3 million of accelerated amortization related to the termination of the pre-existing facilities. As of September 30, 2014, we have $588.6 million available to draw on under our $750 million revolving credit facility, as the borrowing capacity is reduced by borrowings under our commercial paper program discussed below.

(4)
As of September 30, 2014, and December 31, 2013, the weighted average effective interest rate and tenor for the outstanding commercial paper borrowings was 0.32%; 29.1 days and 0.49%; 47.2 days, respectively.

(5)
As of September 30, 2014, we had $111.5 million in bank overdrafts and $139.4 million in bank cash related to our European notional cross-border, cross-currency cash pool for a net positive position of $27.9 million. As of December 31, 2013, we did not have bank overdrafts related to the cash pool.

(6)
During the third quarter of 2014, our revolving credit facility that supports the operations of our Europe segment was amended to extend the maturity date by one year and to reduce the facility commitment from €150 million to €100 million on an uncommitted basis through September 2015. Fees associated with this amendment were immaterial. In addition to our EUR revolving credit facility and JPY line of credit, we have British Pound ("GBP") and CAD overdraft facilities which we had no borrowings under as of September 30, 2014, and December 31, 2013.

Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of September 30, 2014, and December 31, 2013, the fair value of our outstanding long-term debt (including current portion) was $3,226.8 million and $3,359.1 million, respectively. All senior notes are valued based on significant observable inputs and would be classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2.
Other
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions and transfers of assets. As of September 30, 2014, and December 31, 2013, we were in compliance with all of these restrictions and have met all debt payment obligations.

12. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) ("AOCI") for the first three quarters of 2014 were as follows:

	MCBC shareholders
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2013	$979.1	$14.6	$(556.3)	$(282.5)	$154.9
Foreign currency translation adjustments	(472.7)	(8.9)	0.1	—	(481.5)
Unrealized gain (loss) on derivative instruments	—	5.4	—	—	5.4
Reclassification of derivative (gain) loss to income	—	4.7	—	—	4.7
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	25.1	—	25.1
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	23.8	23.8
Tax benefit (expense)	(39.4)	(2.7)	(5.4)	(10.5)	(58.0)
As of September 30, 2014	$467.0	$13.1	$(536.5)	$(269.2)	$(325.6)
Reclassifications from AOCI to income for the three and nine months ended September 30, 2014, and September 28, 2013, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 28, 2013	September 30, 2014	September 28, 2013
	Reclassifications from AOCI				Location of gain (loss) recognized in income
	(In millions)
Gain/(loss) on cash flow hedges:
Forward starting interest rate swaps	$(0.4)	$(0.4)	$(1.2)	$(1.2)	Interest expense, net
Foreign currency forwards	(6.1)	0.7	(3.8)	1.1	Other income (expense), net
Foreign currency forwards	(6.4)	1.7	(0.1)	3.4	Cost of goods sold
Commodity swaps	—	(0.2)	0.4	(0.2)	Cost of goods sold
Total income (loss) reclassified, before tax	(12.9)	1.8	(4.7)	3.1
Income tax benefit (expense)	3.0	(0.9)	0.4	(1.5)
Net income (loss) reclassified, net of tax	$(9.9)	$0.9	$(4.3)	$1.6

Amortization of defined benefit pension and other postretirement benefit plan items:
Prior service benefit (cost)	$0.7	$0.7	$1.8	$2.1	(1)
Net actuarial gain (loss)	(9.0)	(14.0)	(26.9)	(42.2)	(1)
Total income (loss) reclassified, before tax	(8.3)	(13.3)	(25.1)	(40.1)
Income tax benefit (expense)	4.0	2.7	5.4	5.6
Net income (loss) reclassified, net of tax	$(4.3)	$(10.6)	$(19.7)	$(34.5)

Total income (loss) reclassified, net of tax	$(14.2)	$(9.7)	$(24.0)	$(32.9)

(1)	These components of AOCI are included in the computation of net periodic pension and other postretirement benefit cost. See Note 14, "Pension and Other Postretirement Benefits" for additional details.

13. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented in Notes 1 and 17 of the Notes included in our Annual Report and did not significantly change during the first three quarters of 2014. As noted in Note 17 of the Notes included in our Annual Report, due to the nature of our counterparty agreements, and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and therefore present our derivative positions gross in our unaudited condensed consolidated balance sheets. Our significant derivative/hedge positions have not changed significantly since year-end, except as noted below.
Interest Rate Swaps
In the second and third quarter of 2014, we entered into interest rate swaps with an aggregate notional of $500 million to economically convert our fixed rate $500 million 3.5% notes due in 2022 ("$500 million notes") to floating rate debt. We will receive fixed interest payments semi-annually at a rate of 3.5% per annum and pay a rate to our counterparties based on a credit spread plus the three month LIBOR rate, thereby effectively exchanging a fixed interest obligation for a floating interest obligation.
We entered into these interest rate swap agreements to minimize exposure to changes in the fair value of our $500 million notes that results from fluctuations in the benchmark interest rate, specifically LIBOR, and have designated these swaps as fair value hedges and determined that there is zero ineffectiveness. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged item are recognized in earnings. For each of the three and nine months ended September 30, 2014, the changes in fair value of the interest rate swaps and the offsetting changes in fair value of the $500 million notes attributable to the benchmark interest rate were unrealized gains of $2.2 million and $3.4 million, respectively, both recorded in interest expense in our unaudited condensed consolidated statement of operations. Accordingly, as of September 30, 2014, such adjustments had increased the carrying value of our $500 million notes by $3.4 million. See Note 11, "Debt" for additional details.
Forward Starting Interest Rate Swaps
In the second quarter of 2014, we began to enter into forward starting interest rate swaps to manage our exposure to the volatility of the interest rates associated with future interest payments on a forecasted debt issuance. As of September 30, 2014, we had entered into swap agreements having a total notional of CAD 280 million and a weighted average fixed interest rate of 2.92%. Subsequent to September 30, 2014, we entered into additional forward starting interest rate swaps totaling CAD 80 million and we intend to enter into multiple additional forward starting interest rate swaps up to the date of the forecasted issuance. The forward starting interest rate swaps have an effective date of September 2015 and a termination date of September 2025 mirroring the terms of the forecasted debt issuance. Under the agreements we are required to early terminate these swaps in 2015 at the time we expect to issue the forecasted debt. We have designated these contracts as cash flow hedges.
Cross Currency Swaps
In the first quarter of 2014, we early settled the final remaining CAD 241 million notional of our outstanding currency swaps designated as a net investment hedge of our Canadian operations for $65.2 million. As of September 30, 2014, we do not have any cross currency swap positions outstanding.

Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk. The table below summarizes our derivative assets and liabilities that were measured at fair value as of September 30, 2014, and December 31, 2013.

		Fair value measurements as of September 30, 2014
	Total at September 30, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Interest rate swaps	$1.0	$—	$1.0	$—
Foreign currency forwards	24.0	—	24.0	—
Commodity swaps	(1.3)	—	(1.3)	—
Total	$23.7	$—	$23.7	$—

		Fair value measurements as of December 31, 2013
	Total at December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(71.7)	$—	$(71.7)	$—
Foreign currency forwards	19.7	—	19.7	—
Commodity swaps	(4.9)	—	(4.9)	—
Total	$(56.9)	$—	$(56.9)	$—

As of September 30, 2014, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the three and nine months ended September 30, 2014, were all included in Level 2.
Results of Period Derivative Activity
The tables below include the year to date results of our derivative activity in the unaudited condensed consolidated balance sheets as of September 30, 2014, and December 31, 2013, and the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2014, and September 28, 2013.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheet (in millions)

	September 30, 2014
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate swaps	$750.0	Other current assets	$0.2	Accounts payable and other current liabilities	$(2.6)
		Other non-current assets	3.4	Other liabilities	—
Foreign currency forwards	$385.0	Other current assets	15.0	Accounts payable and other current liabilities	—
		Other non-current assets	9.0	Other liabilities	—
Total derivatives designated as hedging instruments			$27.6		$(2.6)
Derivatives not designated as hedging instruments:

Commodity swaps	$100.7	Other current assets	$1.1	Accounts payable and other current liabilities	$(2.1)
		Other non-current assets	1.0	Other liabilities	(1.3)
Total derivatives not designated as hedging instruments			$2.1		$(3.4)

	December 31, 2013
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	$226.6	Other current assets	$—	Accounts payable and other current liabilities	$(71.7)
Foreign currency forwards	$476.1	Other current assets	11.5	Accounts payable and other current liabilities	—
		Other non-current assets	8.2	Other liabilities	—
Commodity swaps	$17.7	Other current assets	0.2	Accounts payable and other current liabilities	(0.2)
		Other non-current assets	0.1	Other liabilities	(0.3)
Total derivatives designated as hedging instruments			$20.0		$(72.2)
Derivatives not designated as hedging instruments:
Commodity swaps	$67.7	Other current assets	$—	Accounts payable and other current liabilities	$(2.0)
		Other non-current assets	—	Other liabilities	(2.7)
Total derivatives not designated as hedging instruments			$—		$(4.7)
The Pretax Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (in millions)

For the Three Months Ended September 30, 2014
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$(2.1)	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forwards	1.2	Other income (expense), net	(6.1)	Other income (expense), net	—
		Cost of goods sold	(6.4)	Cost of goods sold	—
Total	$(0.9)		$(12.9)		$—

For the Three Months Ended September 30, 2014
Derivatives in fair value hedge relationships	Amount of gain (loss) recognized in income on derivative	Location of gain (loss) recognized in income
Interest rate swaps	$2.2	Interest expense, net
Total	$2.2

For the Three Months Ended September 28, 2013
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forwards	(9.0)	Other income (expense), net	0.7	Other income (expense), net	—
		Cost of goods sold	1.7	Cost of goods sold	—
Commodity swaps	(0.7)	Cost of goods sold	(0.2)	Cost of goods sold	—
Total	$(9.7)		$1.8		$—

For the Three Months Ended September 28, 2013
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$(9.3)	Other income (expense), net	$—	Other income (expense), net	$—
€120 million term loan due 2016	(1.9)	Other income (expense), net	—	Other income (expense), net	—
Total	$(11.2)		$—		$—

For the Nine Months Ended September 30, 2014
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$(2.4)	Interest expense, net	$(1.2)	Interest expense, net	$—
Foreign currency forwards	0.8	Other income (expense), net	(3.8)	Other income (expense), net	—
		Cost of goods sold	(0.1)	Cost of goods sold	—
Commodity swaps	0.5	Cost of goods sold	0.4	Cost of goods sold	—
Total	$(1.1)		$(4.7)		$—

For the Nine Months Ended September 30, 2014
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$6.5	Other income (expense), net	$—	Other income (expense), net	$—
Total	$6.5		$—		$—

For the Nine Months Ended September 30, 2014
Derivatives in fair value hedge relationships	Amount of gain (loss) recognized in income on derivative	Location of gain (loss) recognized in income
Interest rate swaps	$3.4	Interest expense, net
Total	$3.4

For the Nine Months Ended September 28, 2013
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(1.2)	Interest expense, net	$—
Foreign currency forwards	14.7	Other income (expense), net	1.1	Other income (expense), net	—
		Cost of goods sold	3.4	Cost of goods sold	—
Commodity swaps	(0.7)	Cost of goods sold	(0.2)	Cost of goods sold	—
Total	$14.0		$3.1		$—

For the Nine Months Ended September 28, 2013
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$20.2	Other income (expense), net	$—	Other income (expense), net	$—
€120 million term loan due 2016	0.1	Other income (expense), net	—	Other income (expense), net	—
Total	$20.3		$—		$—
During the periods presented we recorded no significant ineffectiveness related to these cash flow, net investment and fair value hedges.
We expect net gains of approximately $13 million (pretax) recorded in AOCI at September 30, 2014, will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged at September 30, 2014, is 3 years.

Other Derivatives (in millions)

For the Three Months Ended September 30, 2014
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$0.4
Total		$0.4

For the Three Months Ended September 28, 2013
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Equity conversion feature of debt	Interest expense, net	$21.1
	Other income (expense), net	(0.8)
Commodity Swaps	Cost of goods sold	(1.5)
Foreign currency forwards	Other income (expense), net	10.6
Total		$29.4

For the Nine Months Ended September 30, 2014
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(0.2)
Total		$(0.2)

For the Nine Months Ended September 28, 2013
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Equity conversion feature of debt	Interest expense, net	$(5.4)
	Other income (expense), net	(1.1)
Commodity Swaps	Cost of goods sold	(3.0)
Foreign currency forwards	Other income (expense), net	3.9
Total		$(5.6)
14. Pension and Other Postretirement Benefits
Net Periodic Pension and Other Postretirement Benefits ("OPEB") Cost

	For the Three Months Ended
	September 30, 2014			September 28, 2013
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net periodic pension and OPEB cost:
Service cost - benefits earned during the year	$3.4	$0.8	$4.2	$3.9	$0.8	$4.7
Interest cost on projected benefit obligation	42.5	1.8	44.3	38.7	1.7	40.4
Expected return on plan assets	(50.6)	—	(50.6)	(44.0)	—	(44.0)
Amortization of prior service cost (benefit)	0.1	(0.8)	(0.7)	0.2	(0.9)	(0.7)
Amortization of net actuarial loss (gain)	9.2	(0.2)	9.0	14.0	—	14.0
Less: expected participant contributions	(0.2)	—	(0.2)	(0.3)	—	(0.3)
Net periodic pension and OPEB cost	$4.4	$1.6	$6.0	$12.5	$1.6	$14.1

	For the Nine Months Ended
	September 30, 2014			September 28, 2013
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net periodic pension and OPEB cost:
Service cost - benefits earned during the year	$10.0	$2.3	$12.3	$11.9	$2.6	$14.5
Interest cost on projected benefit obligation	127.2	5.4	132.6	116.9	5.3	122.2
Expected return on plan assets	(149.5)	—	(149.5)	(132.7)	—	(132.7)
Amortization of prior service cost (benefit)	0.5	(2.3)	(1.8)	0.6	(2.7)	(2.1)
Amortization of net actuarial loss (gain)	27.6	(0.7)	26.9	42.4	(0.2)	42.2
Less: expected participant contributions	(0.8)	—	(0.8)	(0.9)	—	(0.9)
Net periodic pension and OPEB cost	$15.0	$4.7	$19.7	$38.2	$5.0	$43.2
During the nine months ended September 30, 2014, employer contributions to the defined benefit plans were $26.6 million. Total fiscal year 2014 employer contributions to the defined benefit plans are expected to be approximately $34 million based on foreign exchange rates as of September 30, 2014. MillerCoors, BRI and BDL contributions to their defined benefit pension and other postretirement benefit plans are not included above, as they are not consolidated in our financial statements.
15. Commitments and Contingencies
Discontinued Operations
Kaiser
In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In addition, we provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. The discontinued operations balances within the current and non-current liabilities of our unaudited condensed consolidated balance sheets consist entirely of our estimates of these liabilities. These liabilities are denominated in Brazilian Reais and are therefore subject to foreign exchange gains or losses, which are recognized in the discontinued operations section of the unaudited condensed consolidated statement of operations. There have been no changes in the underlying liabilities from the year ended December 31, 2013; therefore, all changes in the current and non-current liabilities of discontinued operations during the first three quarters of 2014 are due to fluctuations in foreign exchange rates from December 31, 2013, to September 30, 2014. During the three months ended September 30, 2014, and September 28, 2013, we recognized gains of $1.3 million and $0.9 million, respectively, from discontinued operations associated with foreign exchange gains and losses related to indemnities we provided to FEMSA. During the nine months ended September 30, 2014, and September 28, 2013, we recognized losses of $0.4 million and gains of $1.7 million, respectively. Our exposure related to the tax, civil and labor indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. Separately, the maximum potential claims amount remaining for the purchased tax credits was $143.0 million based on foreign exchange rates as of September 30, 2014.
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

Related to guarantees, other liabilities in the accompanying unaudited condensed consolidated balance sheets include $5.5 million as of September 30, 2014, and $5.8 million as of December 31, 2013, both of which are non-current.
Litigation, Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have accrued an aggregate of $17.1 million as of September 30, 2014, and $14.0 million as of December 31, 2013. We believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated financial statements.
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
During the fourth quarter of 2014, we received an assessment from a local country regulatory authority related to our Europe operations over the prior 24 months for approximately $66 million, based on foreign exchange rates at September 30, 2014. While we intend to vigorously challenge the validity of the assessment and defend our position, if the assessment, as issued, is ultimately upheld it could materially affect our results of operations. We estimate a range of loss of zero to $66 million, based on foreign exchange rates at September 30, 2014.
In 2013 we became aware of potential liabilities in several European countries primarily related to local country regulatory matters associated with pre-Acquisition periods. We recorded liabilities related to these matters in the second quarter of 2013 as we finalized purchase price accounting related to the Acquisition. During the first quarter of 2014, these matters were favorably resolved and we released the associated indirect-tax and income-tax-related reserves, inclusive of post-Acquisition accrued interest, resulting in a gain of $13.0 million recorded within marketing, general and administrative expenses and an income tax benefit of $18.5 million. As a result of the resolution, in the first quarter of 2014, we released amounts previously withheld with regard to these matters to the Seller. See Note 11, "Debt" for further discussion.
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
Litigation and Other Disputes
In December 2012, Miller Brewing Company (“Miller”) orally informed us of its intent to terminate the license agreement between Miller and us whereby we have exclusive rights to distribute certain Miller products in Canada (the “License Agreement”). We subsequently filed a lawsuit in Ontario, Canada (Molson Canada 2005 v. Miller Brewing Company, Sup. Ct. of Justice-Ontario, CV-12-470589) and on June 20, 2013, were granted an injunction preventing Miller's termination of the License Agreement, pending a trial on the merits. During the third quarter of 2014, in advance of the scheduled trial date in early November 2014, we continued private settlement discussions and on October 9, 2014, executed a settlement agreement with Miller. Pursuant to the terms of the settlement, we will continue to operate under the License Agreement until March 31, 2015, at which time all of our operations with regards to the Miller brands in Canada will terminate. We received half of the mutually agreed upon settlement payment following the execution of the settlement and will receive the remainder upon transition at the end of the first quarter of 2015.
In the third quarter of 2014, we updated our assessment of the associated definite-lived intangible asset for impairment. The analysis, primarily factoring in the settlement payments, resulted in a valuation of $18.8 million for the definite-lived intangible asset, resulting in a non-cash impairment charge of $8.9 million recorded as a special item within our condensed consolidated statements of operations for the three and nine months ended September 30, 2014. The carrying value as of September 30, 2014, following the impairment, is indicative of the settlement amount plus the remaining future cash flows expected to be generated under the License Agreement through March 31, 2015. We recognized net sales related to the License Agreement of $23.6 million and $25.8 million for the three months ended September 30, 2014, and September 28, 2013, respectively, and net sales of $63.0 million and $72.9 million for the nine months ended September 30, 2014, and September 28, 2013, respectively.
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
The assumptions used are as follows:

•	trust management costs are included in projections with regard to the $120 million threshold, but are expensed only as incurred;

•	income taxes, which we believe are not an included cost, are excluded from projections with regard to the $120 million threshold;

•	a 2.5% inflation rate for future costs; and

•	certain operations and maintenance costs were discounted using a 2.87% risk-free rate of return.
Based on these assumptions, the present value and gross amount of the costs at September 30, 2014, are approximately $2.2 million and $5.3 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.
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
Other
In prior years, we were notified by the EPA and certain state environmental divisions that we are a PRP, along with other parties, at the Cooper Drum site in southern California, the East Rutherford and Berry's Creek sites in New Jersey and the Chamblee and Smyrna sites in Georgia. Certain former non-beer business operations, which we discontinued use of and sold (excluding the property of the former Chamblee site) in the mid-1990s, were involved at these sites. Potential losses associated with these sites could increase as remediation planning progresses.
We are aware of groundwater contamination at some of our properties in Colorado resulting from historical, ongoing, or nearby activities. There may also be other contamination of which we are currently unaware.

Europe and MCI
We are subject to the requirements of governmental and local environmental and occupational health and safety laws and regulations within each of the countries in which we operate. Compliance with these laws and regulations did not materially affect our third quarter or first three quarters of 2014 capital expenditures, results of operations or our financial or competitive position, and we do not anticipate that they will do so during the remainder of the year.
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
None of our other outstanding debt is publicly registered, and it is all guaranteed on a senior and unsecured basis by the Parent Guarantor and Subsidiary Guarantors. These guarantees are full and unconditional and joint and several. See Note 11, "Debt" for details of all debt issued and outstanding as of September 30, 2014.
Presentation
During the second quarter of 2014, we identified an immaterial error related to unrecognized tax benefits in previous years and have revised our unaudited condensed consolidated balance sheet as of December 31, 2013, to correct for this error. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further information. We have revised our guarantor condensed consolidating balance sheet as of December 31, 2013 included herein, to reflect the correction of this error and we do not consider the impacts material to the presentation.
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
The following information sets forth the condensed consolidating statements of operations for the three and nine months ended September 30, 2014, and September 28, 2013, condensed consolidating balance sheets as of September 30, 2014, and December 31, 2013, and condensed consolidating statements of cash flows for the nine months ended September 30, 2014, and September 28, 2013. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Guarantor and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$6.5	$1,290.6	$407.8	$(54.9)	$1,650.0
Excise taxes	—	(394.1)	(87.9)	—	(482.0)
Net sales	6.5	896.5	319.9	(54.9)	1,168.0
Cost of goods sold	—	(505.9)	(200.4)	39.7	(666.6)
Gross profit	6.5	390.6	119.5	(15.2)	501.4
Marketing, general and administrative expenses	(27.9)	(196.5)	(80.4)	15.2	(289.6)
Special items, net	—	(11.1)	(356.5)	—	(367.6)
Equity income (loss) in subsidiaries	4.3	(405.0)	141.5	259.2	—
Equity income in MillerCoors	—	158.9	—	—	158.9
Operating income (loss)	(17.1)	(63.1)	(175.9)	259.2	3.1
Interest income (expense), net	(17.2)	74.2	(88.3)	—	(31.3)
Other income (expense), net	(1.1)	(2.9)	(1.0)	—	(5.0)
Income (loss) from continuing operations before income taxes	(35.4)	8.2	(265.2)	259.2	(33.2)
Income tax benefit (expense)	1.0	(2.3)	0.6	—	(0.7)
Net income (loss) from continuing operations	(34.4)	5.9	(264.6)	259.2	(33.9)
Income (loss) from discontinued operations, net of tax	—	—	1.3	—	1.3
Net income (loss) including noncontrolling interests	(34.4)	5.9	(263.3)	259.2	(32.6)
Net (income) loss attributable to noncontrolling interests	—	—	(1.8)	—	(1.8)
Net income (loss) attributable to MCBC	$(34.4)	$5.9	$(265.1)	$259.2	$(34.4)
Comprehensive income (loss) attributable to MCBC	$(515.9)	$(477.7)	$(481.0)	$958.7	$(515.9)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2013
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$7.3	$1,277.3	$451.3	$(70.5)	$1,665.4
Excise taxes	—	(401.2)	(93.0)	—	(494.2)
Net sales	7.3	876.1	358.3	(70.5)	1,171.2
Cost of goods sold	—	(501.7)	(210.2)	41.9	(670.0)
Gross profit	7.3	374.4	148.1	(28.6)	501.2
Marketing, general and administrative expenses	(26.3)	(190.4)	(102.7)	28.6	(290.8)
Special items, net	(0.2)	(9.1)	(153.7)	—	(163.0)
Equity income (loss) in subsidiaries	64.0	(155.6)	128.6	(37.0)	—
Equity income in MillerCoors	—	148.3	—	—	148.3
Operating income (loss)	44.8	167.6	20.3	(37.0)	195.7
Interest income (expense), net	(24.6)	91.4	(84.6)	—	(17.8)
Other income (expense), net	(7.4)	(18.6)	20.5	—	(5.5)
Income (loss) from continuing operations before income taxes	12.8	240.4	(43.8)	(37.0)	172.4
Income tax benefit (expense)	121.5	(186.2)	27.5	—	(37.2)
Net income (loss) from continuing operations	134.3	54.2	(16.3)	(37.0)	135.2
Income (loss) from discontinued operations, net of tax	—	—	0.9	—	0.9
Net income (loss) including noncontrolling interests	134.3	54.2	(15.4)	(37.0)	136.1
Net (income) loss attributable to noncontrolling interests	—	—	(1.8)	—	(1.8)
Net income (loss) attributable to MCBC	$134.3	$54.2	$(17.2)	$(37.0)	$134.3
Comprehensive income (loss) attributable to MCBC	$415.6	$323.7	$123.8	$(447.5)	$415.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$11.3	$3,503.9	$1,081.8	$(82.8)	$4,514.2
Excise taxes	—	(1,104.2)	(237.5)	—	(1,341.7)
Net sales	11.3	2,399.7	844.3	(82.8)	3,172.5
Cost of goods sold	—	(1,431.4)	(490.4)	48.7	(1,873.1)
Gross profit	11.3	968.3	353.9	(34.1)	1,299.4
Marketing, general and administrative expenses	(88.7)	(564.0)	(262.7)	34.1	(881.3)
Special items, net	(0.3)	(22.4)	(295.1)	—	(317.8)
Equity income (loss) in subsidiaries	501.7	(378.7)	261.7	(384.7)	—
Equity income in MillerCoors	—	471.8	—	—	471.8
Operating income (loss)	424.0	475.0	57.8	(384.7)	572.1
Interest income (expense), net	(61.0)	223.9	(265.8)	—	(102.9)
Other income (expense), net	1.3	0.3	(5.1)	—	(3.5)
Income (loss) from continuing operations before income taxes	364.3	699.2	(213.1)	(384.7)	465.7
Income tax benefit (expense)	55.6	(134.7)	37.2	—	(41.9)
Net income (loss) from continuing operations	419.9	564.5	(175.9)	(384.7)	423.8
Income (loss) from discontinued operations, net of tax	—	—	(0.4)	—	(0.4)
Net income (loss) including noncontrolling interests	419.9	564.5	(176.3)	(384.7)	423.4
Net (income) loss attributable to noncontrolling interests	—	—	(3.5)	—	(3.5)
Net income (loss) attributable to MCBC	$419.9	$564.5	$(179.8)	$(384.7)	$419.9
Comprehensive income attributable to MCBC	$(60.6)	$124.8	$(346.9)	$222.1	$(60.6)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2013
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$20.8	$3,561.0	$1,098.3	$(170.2)	$4,509.9
Excise taxes	—	(1,096.5)	(235.7)	—	(1,332.2)
Net sales	20.8	2,464.5	862.6	(170.2)	3,177.7
Cost of goods sold	—	(1,451.1)	(576.2)	126.1	(1,901.2)
Gross profit	20.8	1,013.4	286.4	(44.1)	1,276.5
Marketing, general and administrative expenses	(91.2)	(573.2)	(283.9)	44.1	(904.2)
Special items, net	(1.2)	(10.1)	(154.5)	—	(165.8)
Equity income (loss) in subsidiaries	414.0	(428.3)	305.3	(291.0)	—
Equity income in MillerCoors	—	438.3	—	—	438.3
Operating income (loss)	342.4	440.1	153.3	(291.0)	644.8
Interest income (expense), net	(78.3)	223.5	(279.1)	—	(133.9)
Other income (expense), net	(6.0)	2.0	(4.5)	—	(8.5)
Income (loss) from continuing operations before income taxes	258.1	665.6	(130.3)	(291.0)	502.4
Income tax benefit (expense)	172.0	(263.6)	22.4	—	(69.2)
Net income (loss) from continuing operations	430.1	402.0	(107.9)	(291.0)	433.2
Income (loss) from discontinued operations, net of tax	—	—	1.7	—	1.7
Net income (loss) including noncontrolling interests	430.1	402.0	(106.2)	(291.0)	434.9
Net (income) loss attributable to noncontrolling interests	—	—	(4.8)	—	(4.8)
Net income (loss) attributable to MCBC	$430.1	$402.0	$(111.0)	$(291.0)	$430.1
Comprehensive income attributable to MCBC	$363.5	$379.6	$(63.5)	$(316.1)	$363.5

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2014
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$51.4	$487.4	$183.3	$—	$722.1
Accounts receivable, net	1.6	406.9	169.8	—	578.3
Other receivables, net	29.6	53.2	32.9	—	115.7
Total inventories	—	220.6	40.6	—	261.2
Other current assets, net	5.0	60.0	44.2	—	109.2
Deferred tax assets	—	1.4	27.0	(3.0)	25.4
Intercompany accounts receivable	—	3,668.8	259.7	(3,928.5)	—
Total current assets	87.6	4,898.3	757.5	(3,931.5)	1,811.9
Properties, net	31.9	1,192.8	625.5	—	1,850.2
Goodwill	—	1,128.7	1,165.4	—	2,294.1
Other intangibles, net	—	4,047.1	1,978.8	—	6,025.9
Investment in MillerCoors	—	2,580.1	—	—	2,580.1
Net investment in and advances to subsidiaries	13,002.1	2,860.8	6,727.3	(22,590.2)	—
Deferred tax assets	10.4	2.1	0.1	5.1	17.7
Other assets, net	23.9	177.5	52.1	—	253.5
Total assets	$13,155.9	$16,887.4	$11,306.7	$(26,516.6)	$14,833.4
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$65.2	$921.1	$380.1	$—	$1,366.4
Deferred tax liabilities	8.8	132.3	—	(3.0)	138.1
Current portion of long-term debt and short-term borrowings	161.5	803.4	143.8	—	1,108.7
Discontinued operations	—	—	6.6	—	6.6
Intercompany accounts payable	2,604.5	321.0	1,003.0	(3,928.5)	—
Total current liabilities	2,840.0	2,177.8	1,533.5	(3,931.5)	2,619.8
Long-term debt	1,899.8	445.9	0.1	—	2,345.8
Pension and postretirement benefits	2.8	407.4	6.8	—	417.0
Deferred tax liabilities	—	0.2	897.2	5.1	902.5
Other liabilities	18.3	21.6	69.3	—	109.2
Discontinued operations	—	—	16.7	—	16.7
Intercompany notes payable	—	1,489.6	5,952.5	(7,442.1)	—
Total liabilities	4,760.9	4,542.5	8,476.1	(11,368.5)	6,411.0
MCBC stockholders' equity	8,398.0	18,477.9	4,112.3	(22,590.2)	8,398.0
Intercompany notes receivable	(3.0)	(6,133.0)	(1,306.1)	7,442.1	—
Total stockholders' equity	8,395.0	12,344.9	2,806.2	(15,148.1)	8,398.0
Noncontrolling interests	—	—	24.4	—	24.4
Total equity	8,395.0	12,344.9	2,830.6	(15,148.1)	8,422.4
Total liabilities and equity	$13,155.9	$16,887.4	$11,306.7	$(26,516.6)	$14,833.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2013
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$90.6	$248.7	$103.0	$—	$442.3
Accounts receivable, net	0.7	466.3	136.6	—	603.6
Other receivables, net	48.0	56.5	19.9	—	124.4
Total inventories	—	166.8	38.5	—	205.3
Other current assets, net	8.4	60.1	43.2	—	111.7
Deferred tax assets	—	—	53.3	(2.9)	50.4
Intercompany accounts receivable	—	3,186.8	196.5	(3,383.3)	—
Total current assets	147.7	4,185.2	591.0	(3,386.2)	1,537.7
Properties, net	31.0	1,282.8	656.3	—	1,970.1
Goodwill	—	1,161.8	1,256.9	—	2,418.7
Other intangibles, net	—	4,292.3	2,532.8	—	6,825.1
Investment in MillerCoors	—	2,506.5	—	—	2,506.5
Net investment in and advances to subsidiaries	12,860.9	3,303.7	6,654.9	(22,819.5)	—
Deferred tax assets	28.8	3.1	1.0	5.4	38.3
Other assets, net	35.5	175.0	73.2	—	283.7
Total assets	$13,103.9	$16,910.4	$11,766.1	$(26,200.3)	$15,580.1
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$71.5	$998.6	$359.5	$—	$1,429.6
Deferred tax liabilities	8.8	132.2	—	(2.9)	138.1
Current portion of long-term debt and short-term borrowings	379.7	61.8	145.4	—	586.9
Discontinued operations	—	—	6.8	—	6.8
Intercompany accounts payable	2,120.7	228.3	1,034.3	(3,383.3)	—
Total current liabilities	2,580.7	1,420.9	1,546.0	(3,386.2)	2,161.4
Long-term debt	1,896.2	1,316.6	0.2	—	3,213.0
Pension and postretirement benefits	2.6	453.3	6.7	—	462.6
Deferred tax liabilities	—	—	906.0	5.4	911.4
Other liabilities	22.4	22.4	139.5	—	184.3
Discontinued operations	—	—	17.3	—	17.3
Intercompany notes payable	—	1,693.9	6,138.9	(7,832.8)	—
Total liabilities	4,501.9	4,907.1	8,754.6	(11,213.6)	6,950.0
MCBC stockholders' equity	8,605.2	18,332.5	4,487.0	(22,819.5)	8,605.2
Intercompany notes receivable	(3.2)	(6,329.2)	(1,500.4)	7,832.8	—
Total stockholders' equity	8,602.0	12,003.3	2,986.6	(14,986.7)	8,605.2
Noncontrolling interests	—	—	24.9	—	24.9
Total equity	8,602.0	12,003.3	3,011.5	(14,986.7)	8,630.1
Total liabilities and equity	$13,103.9	$16,910.4	$11,766.1	$(26,200.3)	$15,580.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$365.4	$560.4	$194.8	$(62.2)	$1,058.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(8.2)	(103.9)	(83.7)	—	(195.8)
Proceeds from sales of properties and other assets	—	3.8	2.2	—	6.0
Investment in MillerCoors	—	(1,100.4)	—	—	(1,100.4)
Return of capital from MillerCoors	—	1,053.9	—	—	1,053.9
Return of capital from an unconsolidated affiliate	—	—	5.9	—	5.9
Loan repayments	—	7.1	—	—	7.1
Loan advances	—	(6.7)	(7.9)	—	(14.6)
Net intercompany investing activity	(39.2)	90.3	137.2	(188.3)	—
Net cash provided by (used in) investing activities	(47.4)	(55.9)	53.7	(188.3)	(237.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	38.5	—	—	—	38.5
Excess tax benefits from share-based compensation	6.6	—	—	—	6.6
Dividends paid	(181.4)	(24.0)	(61.9)	62.2	(205.1)
Dividends paid to noncontrolling interest holders	—	—	(2.4)	—	(2.4)
Payments for purchase of noncontrolling interest	—	—	(0.7)		(0.7)
Debt issuance costs	(1.8)	—	—	—	(1.8)
Payments on long-term debt and capital lease obligations	(0.8)	(61.9)	(0.2)	—	(62.9)
Proceeds from short-term borrowings	—	—	35.5	—	35.5
Payments on short-term borrowings	—	—	(23.3)	—	(23.3)
Payments on settlement of derivative instruments	—	(65.2)	—	—	(65.2)
Net proceeds from (payments on) revolving credit facilities and commercial paper	(218.3)	—	(132.2)	—	(350.5)
Change in overdraft balances and other	—	—	118.1	—	118.1
Net intercompany financing activity	—	(98.0)	(90.3)	188.3	—
Net cash provided by (used in) financing activities	(357.2)	(249.1)	(157.4)	250.5	(513.2)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(39.2)	255.4	91.1	—	307.3
Effect of foreign exchange rate changes on cash and cash equivalents	—	(16.7)	(10.8)	—	(27.5)
Balance at beginning of year	90.6	248.7	103.0	—	442.3
Balance at end of period	$51.4	$487.4	$183.3	$—	$722.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2013
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$565.5	$327.2	$394.0	$(256.7)	$1,030.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(11.9)	(103.4)	(102.9)	—	(218.2)
Proceeds from sales of properties and other assets	—	3.2	4.3	—	7.5
Proceeds from sale of business	—	—	2.0	—	2.0
Investment in MillerCoors	—	(924.0)	—	—	(924.0)
Return of capital from MillerCoors	—	822.4	—	—	822.4
Investment in and advances to an unconsolidated affiliate	—	—	(2.4)	—	(2.4)
Loan repayments	—	7.7	(0.2)	—	7.5
Loan advances	—	(5.4)	—	—	(5.4)
Net intercompany investing activity	(446.3)	114.9	—	331.4	—
Net cash provided by (used in) investing activities	(458.2)	(84.6)	(99.2)	331.4	(310.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	74.9	—	—	—	74.9
Excess tax benefits from share-based compensation	6.0	—	—	—	6.0
Dividends paid	(154.5)	(68.0)	(209.9)	256.7	(175.7)
Dividends paid to noncontrolling interest holders	—	—	(1.2)	—	(1.2)
Payments for purchase of noncontrolling interest	—	—	(0.2)	—	(0.2)
Debt issuance costs	(0.2)	—	(0.1)	—	(0.3)
Payments on long-term debt and capital lease obligations	(577.6)	(615.1)	(123.8)	—	(1,316.5)
Proceeds from short-term borrowings	—	—	19.3	—	19.3
Payments on short-term borrowings	—	—	(15.1)	—	(15.1)
Proceeds from settlement of derivative instruments	2.6	—	—	—	2.6
Payments on settlement of derivative instruments	—	(66.2)	—	—	(66.2)
Net proceeds from (payments on) revolving credit facilities and commercial paper	390.9	—	157.5	—	548.4
Change in overdraft balances and other	—	—	(0.8)	—	(0.8)
Net intercompany financing activity	—	446.3	(114.9)	(331.4)	—
Net cash provided by (used in) financing activities	(257.9)	(303.0)	(289.2)	(74.7)	(924.8)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(150.6)	(60.4)	5.6	—	(205.4)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(15.9)	4.2	—	(11.7)
Balance at beginning of year	189.8	249.3	184.9	—	624.0
Balance at end of period	$39.2	$173.0	$194.7	$—	$406.9

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
Our Fiscal Year
On November 14, 2013, our Board of Directors approved a resolution to change MCBC's fiscal year from a 52/53 week fiscal year to a calendar year. As such, our 2013 fiscal year was extended from December 28, 2013, to December 31, 2013, with subsequent fiscal years beginning on January 1 and ending on December 31 of each year. Beginning January 1, 2014, quarterly results reflect the three month periods ending March 31, June 30, September 30, and December 31. This change aligned our fiscal year and interim reporting periods with our Central Europe business and MillerCoors, which were already following a monthly fiscal reporting calendar. Unless otherwise indicated, and with the exception of the Central Europe business and Miller Coors, the third quarter of 2013 and the three months ended September 28, 2013, refer to the thirteen weeks ended September 28, 2013. The first three quarters of 2013 and the nine months ended September 28, 2013, refer to the thirty-nine weeks ended September 28, 2013. The third quarter and first three quarters of 2014 refer to the three and nine months ended September 30, 2014, respectively. Fiscal year 2014 refers to the 12 months ending December 31, 2014, and fiscal year 2013 refers to the period from December 30, 2012, to December 31, 2013. The impact of the additional days in fiscal year 2013 is immaterial to the unaudited condensed consolidated financial statements.

The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be achieved for the full fiscal year.

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
Executive Summary
We are one of the world's largest brewers and have a diverse portfolio of owned and partner brands, including signature brands Carling, Coors Light, Molson Canadian and Staropramen, as well as craft and specialty beers such as Blue Moon, Cobra, Creemore Springs and Doom Bar. For more than 350 combined years, we have been brewing beer and innovating and delighting the world's beer drinkers. Our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
Third Quarter 2014 Financial Highlights:
During the third quarter of 2014 we recognized a net loss from continuing operations attributable to MCBC of $35.7 million, or a loss of $0.20 per diluted share, compared to net income from continuing operations attributable to MCBC of $133.4 million in the prior year. This decrease is primarily driven by an additional $204.6 million in special items recorded in the third quarter of 2014 compared to prior year, primarily related to indefinite-lived intangible asset brand impairments in Europe. Underlying after-tax income decreased 2.7%, to $271.5 million, or $1.46 per diluted share, driven by lower volume, increased brand investments, unfavorable foreign currency movements and a higher underlying effective tax rate. These factors were partially offset by positive pricing and sales mix, cost reductions, and lower underlying interest expense versus the third quarter of 2013. Underlying EBITDA decreased by 2.5%, our worldwide beer volume decreased 3.4% and net sales decreased 0.3%. Additionally, we generated $766.1 million in underlying free cash flow during the third quarter of 2014, which represents an increase in cash generated of $19.3 million from the prior year, driven primarily by increased returns from our investment in MillerCoors, as well as lower cash paid for pension contributions, capital expenditures and interest versus last year, which were partially offset by a decreased benefit from changes in net working capital. We also grew our gross margins during the quarter and increased brand investments; however, weak consumer demand in our core markets and unfavorable foreign currency movements adversely impacted our results. Additionally, in some of our European markets, we have experienced increasing macroeconomic challenges, the aftermath of severe flooding with an anticipated prolonged recovery and accelerating consumer migration toward value brands, which, if these factors are further exacerbated, could result in additional future impairments. Despite these challenges in the quarter, we continued to strengthen our brand portfolio, deliver value-added innovation, and increase our share of above premium brands. We also continued to implement common processes and focus on generating higher returns on our invested capital, managing our working capital and delivering a greater return on investment for our shareholders.

Regional financial highlights include:

•
In our Canada segment, income from continuing operations before income taxes and underlying pretax income decreased $22.1 million and $12.9 million to $121.5 million and $132.6 million, respectively. Both income from continuing operations before income taxes and underlying pretax income were unfavorably impacted by foreign currency movements, higher marketing spending, lower volume and cycling unusually low compensation expense a year ago, along with the loss of the Modelo brands as a result of the termination of the Molson Modelo Imports L.P. ("MMI") joint venture in the first quarter of this year. Income from continuing operations before income taxes was also adversely impacted by an impairment of the definite-lived intangible asset resulting from the settlement of our litigation involving the license agreement with Miller in Canada. See Part I-Item 1. Financial Statements, Note 15, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for further discussion. These factors were partially offset by cost savings in the quarter.

•
In our U.S. segment, equity income in MillerCoors increased 7.1% to $158.9 million and underlying equity income in MillerCoors increased 2.8% to $159.0 million, both increases driven by positive pricing, sales mix and cost savings.

•
Our Europe segment reported a loss from continuing operations before income taxes of $255.1 million, primarily due to a $360.0 million impairment of two indefinite-lived intangible brand assets, Jelen and Ozujsko. Underlying pretax income of $101.4 million increased 4.4%, driven by cost savings and the release of a reserve following the favorable resolution of a regulatory matter, along with favorable foreign currency movements.

•
In our MCI segment, both loss from continuing operations before income taxes and underlying pretax loss increased 12.5% and 28.6%, respectively, to $2.7 million. These increased losses were due to higher marketing investments versus prior year, which drove strong double-digit top-line growth.

See "Results of Operations" below for further analysis of our segment results.
Core brand highlights include:

•
Volume for Carling, the number one beer brand in the U.K. and the largest brand in our Europe segment, declined during the third quarter of 2014, as we cycled unusually warm weather a year ago and felt the after-effects of some aggressive World Cup competitor pricing noted in the second quarter of 2014. Carling volume increased slightly during the first three quarters of 2014.

•
Coors Light global volume (including our proportional percentage of MillerCoors' Coors Light volumes) decreased during the third quarter of 2014 by approximately 1% versus the third quarter of 2013, and increased nearly 2% during the first three quarters of 2014 versus the comparable period in the prior year. The overall volume decrease in the third quarter was driven by underperformance in the U.S. and Canada, partially offset by increases in Europe and Latin America. The declines in Canada and the U.S. were due to competitive and industry pressures. We continue to implement plans to reverse the negative volume trends in Canada and the U.S.

•	Molson Canadian volume in Canada decreased during the third quarter and first three quarters of 2014 versus the comparable periods in the prior year, primarily driven by overall industry declines.

•
Staropramen volume decreased overall during the third quarter and first three quarters of 2014, versus the comparable periods in the prior year. These decreases are mainly driven by overall industry declines and challenges in Czech Republic, Staropramen's primary market. Despite severe flooding in Central Europe this year, above premium Staropramen (outside of Czech Republic) grew volume in the region and achieved strong growth in the international markets of Germany and the U.K.

The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2014, and September 28, 2013, and provides a reconciliation of "underlying income," a non-GAAP measure, to its nearest U.S. GAAP measure. See Part I-Item 1. Financial Statements, “Condensed Consolidated Statements of Operations” for additional details of our U.S. GAAP results.

	Three Months Ended			Nine Months Ended
	September 30, 2014	September 28, 2013(1)	% change	September 30, 2014	September 28, 2013(1)	% change
	(In millions, except percentages and per share data)
Volume in hectoliters	8.688	8.961	(3.0)%	23.327	23.462	(0.6)%
Net sales	$1,168.0	$1,171.2	(0.3)%	$3,172.5	$3,177.7	(0.2)%
Net income (loss) attributable to MCBC from continuing operations	$(35.7)	$133.4	(126.8)%	$420.3	$428.4	(1.9)%
Adjustments:
Special items, net(2)	367.6	163.0	125.5%	317.8	165.8	91.7%
42% of MillerCoors specials, net of tax(3)	0.1	6.3	(98.4)%	0.6	6.3	(90.5)%
Acquisition and integration related costs(4)	—	4.4	(100.0)%	—	8.3	(100.0)%
Unrealized mark-to-market (gains) and losses(5)	(2.9)	(10.6)	(72.6)%	(3.9)	13.1	(129.8)%
Other non-core items(6)	—	—	—%	(11.3)	(1.2)	N/M
Tax effect on non-GAAP items(7)	(57.6)	(17.4)	N/M	(57.1)	(22.8)	150.4%
Non-GAAP: Underlying income attributable to MCBC from continuing operations, net of tax	$271.5	$279.1	(2.7)%	$666.4	$597.9	11.5%
Income (loss) attributable to MCBC per diluted share from continuing operations	$(0.20)	$0.72	(127.8)%	$2.26	$2.33	(3.0)%
Non-GAAP: Underlying income attributable to MCBC per diluted share from continuing	$1.46	$1.51	(3.3)%	$3.58	$3.25	10.2%
N/M = Not meaningful

(1)
Amounts have been adjusted to reflect the change in interim accounting for advertising expenses. See Part I-Item 1. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements for further discussion.

(2)
See Part I—Item 1. Financial Statements, Note 6, "Special Items" of the unaudited condensed consolidated financial statements for additional information. The nine months ended September 30, 2014, includes the $4.9 million write-off of the remaining carrying value of the MMI definite-lived intangible asset, recognized as accelerated amortization expense.

(3)
See "Results of Operations" - "United States Segment" - "Special Items, net" below for additional information. There were no tax effects related to our share of MillerCoors special items for the three and nine months ended September 30, 2014 and September 28, 2013.

(4)
In connection with the Acquisition, we recognized fees in marketing, general and administrative expenses of $4.4 million and $8.3 million for the three and nine months ended September 28, 2013, respectively, of which $0.5 million was recorded as depreciation expense for the nine months ended September 28, 2013.

(5)
The unrealized changes in fair value on our commodity swaps not designated in hedging relationships are recorded as cost of goods sold within our Corporate business activities. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. Related to these derivatives, we recorded unrealized gains of $2.9 million and $3.4 million during the three and nine months ended September 30, 2014, respectively, and unrealized losses of $0.9 million and $1.4 million during the three and nine months ended September 28, 2013, respectively.
Additionally, during the three and nine months ended September 28, 2013, we recognized an unrealized gain of $21.1 million and an unrealized loss of $5.4 million, respectively, recorded as interest expense related to changes in the fair value of the conversion feature on the €500 million convertible note. Within other income (expense), we recorded unrealized gains of $0.5 million in the nine months ended September 30, 2014, and unrealized losses of $11.4 million and $1.4 million in the three and nine months ended September 28, 2013, respectively, related to foreign currency movements on the €500 million convertible note. We additionally recorded unrealized gains of $1.8 million and losses of $4.9 million in the three and nine months ended September 28, 2013, respectively, related to foreign exchange contracts entered into to hedge our risk associated with the payment of this foreign denominated debt. See Part I—Item 1. Financial Statements, Note 11, "Debt" of the unaudited condensed consolidated financial statements for additional information.

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

(7)
The effect of taxes on the adjustments used to arrive at underlying income, a non-GAAP measure, is calculated based on applying the estimated underlying full-year effective tax rate to actual underlying earnings, excluding special and non-core items. The effect of taxes on special and non-core items is calculated based on the statutory tax rate applicable to the item being adjusted for in the jurisdiction from which each adjustment arises. Additionally, the nine months ended September 30, 2014, includes an income tax benefit of $16.2 million recognized in the first quarter of 2014 related to the release of an income tax reserve recorded in conjunction with the initial purchase accounting for the Acquisition and is related to the settlement of certain local country regulatory matters associated with pre-acquisition periods.

The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2014, and September 28, 2013, and provides a reconciliation of "underlying EBITDA", a non-GAAP measure, to its nearest U.S. GAAP measure. See Part I-Item 1. Financial Statements, “Condensed Consolidated Statements of Operations” for additional details of our U.S. GAAP results.

	Three Months Ended			Nine Months Ended
	September 30, 2014	September 28, 2013(1)	% change	September 30, 2014	September 28, 2013(1)	% change
	(In millions, except percentages and per share data)
Net income (loss) attributable to MCBC from continuing operations	$(35.7)	$133.4	(126.8)%	$420.3	$428.4	(1.9)%
Add: Net income (loss) attributable to noncontrolling interests	1.8	1.8	—%	3.5	4.8	(27.1)%
Net income (loss) from continuing operations	$(33.9)	$135.2	(125.1)%	$423.8	$433.2	(2.2)%
Adjustments:
Add: Interest expense (income), net	31.3	17.8	75.8%	102.9	133.9	(23.2)%
Add: Income tax expense (benefit)	0.7	37.2	(98.1)%	41.9	69.2	(39.5)%
Add: Depreciation and amortization	74.6	77.2	(3.4)%	233.0	238.1	(2.1)%
Adjustments included in underlying income(2)	364.7	156.8	132.6%	302.6	186.0	62.7%
Adjustments to arrive at underlying EBITDA(3)	—	21.1	(100.0)%	(4.9)	(5.9)	(16.9)%
Adjustments to arrive at underlying EBITDA related to our investment in MillerCoors(4)	31.8	36.0	(11.7)%	97.3	93.4	4.2%
Non-GAAP: Underlying EBITDA	$469.2	$481.3	(2.5)%	$1,196.6	$1,147.9	4.2%

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

Worldwide beer volume
Worldwide beer volume (including adjacencies, such as cider) is composed of our financial volume, royalty volume and proportionate share of equity investment sales-to-retail. Financial volume represents owned beer brands sold to unrelated external customers within our geographical markets, net of returns and allowances. Royalty beer volume consists of our brands produced and sold by third parties under various license and contract-brewing agreements. Equity investment sales-to-retail brand volume represents our ownership percentage share of volume in our subsidiaries accounted for under the equity method, including MillerCoors and MMI, our former joint venture in Canada with Grupo Modelo S.A.B. de C.V. ("Modelo"). We finalized the termination of our MMI joint venture in the first quarter of 2014. As such, our worldwide beer volume for the nine months ended September 30, 2014, includes our percentage share of volume in MMI through the transition period ended

February 28, 2014. See Part I—Item 1. Financial Statements, Note 4, "Investments" of the unaudited condensed consolidated financial statements for further discussion.
The following table highlights summarized components of our worldwide beer volume for the three and nine months ended September 30, 2014, and September 28, 2013.

	Three Months Ended			Nine Months Ended
	September 30, 2014	September 28, 2013	% change	September 30, 2014	September 28, 2013	% change
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	8.688	8.961	(3.0)%	23.327	23.462	(0.6)%
Royalty volume(1)	0.427	0.361	18.3%	1.191	1.034	15.2%
Owned volume	9.115	9.322	(2.2)%	24.518	24.496	0.1%
Proportionate share of equity investment sales-to-retail(2)	7.320	7.685	(4.7)%	20.409	21.163	(3.6)%
Total worldwide beer volume	16.435	17.007	(3.4)%	44.927	45.659	(1.6)%

(1)	Includes MCI segment royalty volume that is primarily in Russia, Ukraine and Mexico, and Europe segment royalty volume in Republic of Ireland.

(2)	Reflects the addition of our proportionate share of equity method investments sales-to-retail for the periods presented.
Our worldwide beer volume decreased 3.4% and 1.6% in the three and nine months ended September 30, 2014, respectively, primarily due to lower sales volume in Canada, the U.S. and Europe, partially offset by higher owned volume in MCI.
Income taxes
Our effective tax rates were approximately negative 2% and positive 22% for the three months ended September 30, 2014, and September 28, 2013, respectively. Our effective tax rates were 9% and 14% for the nine months ended September 30, 2014, and September 28, 2013, respectively. The effective tax rates for the three and nine months ended September 28, 2013, have been adjusted to reflect the impact from the change in interim accounting for advertising expenses. See Part I-Item 1. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion. Our effective tax rates were significantly lower than the U.S. federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our Canada and Europe businesses, tax planning strategies, as well as discrete items. The tax rate for the three months ended September 30, 2014, decreased versus the three months ended September 28, 2013, primarily due to lower pretax income in 2014 driven by the brand impairment charges in Europe, and increased net discrete tax benefits recognized in the current year as compared to 2013. Our total net discrete tax benefit was $8.2 million in the third quarter of 2014. Our underlying effective tax rates, a non-GAAP measure, were approximately 18% and 16% for the three months ended September 30, 2014, and September 28, 2013, respectively. Our underlying effective tax rates were approximately 13% for both of the nine months ended September 30, 2014, and September 28, 2013, respectively. Our underlying effective tax rate was higher for the three months ended September 30, 2014, primarily due to changes in the geographic mix of income.

	Three Months Ended
	September 30, 2014	September 28, 2013(1)
Effective tax rate	(2)%	22%
Adjustments:
Non-core tax benefits	—%	—%
Tax impact of special and other non-core items	20%	(6)%
Non-GAAP: Underlying effective tax rate	18%	16%

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
Results of Operations
Canada Segment

	Three Months Ended			Nine Months Ended
	September 30, 2014	September 28, 2013(1)	% change	September 30, 2014	September 28, 2013(1)	% change
	(In millions, except percentages)
Volume in hectoliters	2.262	2.314	(2.2)%	6.128	6.317	(3.0)%
Sales	$668.8	$702.8	(4.8)%	$1,801.5	$1,960.6	(8.1)%
Excise taxes	(161.6)	(176.1)	(8.2)%	(430.7)	(480.1)	(10.3)%
Net sales	507.2	526.7	(3.7)%	1,370.8	1,480.5	(7.4)%
Cost of goods sold	(266.9)	(282.3)	(5.5)%	(768.8)	(839.8)	(8.5)%
Gross profit	240.3	244.4	(1.7)%	602.0	640.7	(6.0)%
Marketing, general and administrative expenses	(108.9)	(99.1)	9.9%	(316.8)	(336.6)	(5.9)%
Special items, net(2)	(11.1)	(1.9)	N/M	41.8	(4.7)	N/M
Operating income (loss)	120.3	143.4	(16.1)%	327.0	299.4	9.2%
Other income (expense), net	1.2	0.2	N/M	3.6	1.2	200.0%
Income (loss) from continuing operations before income taxes	$121.5	$143.6	(15.4)%	$330.6	$300.6	10.0%
Adjusting items:
Special items, net(2)	11.1	1.9	N/M	(41.8)	4.7	N/M
Other non-core items	—	—	—%	—	(1.2)	(100.0)%
Non-GAAP: Underlying pretax income (loss)	$132.6	$145.5	(8.9)%	$288.8	$304.1	(5.0)%
N/M = Not meaningful

(1)
Amounts have been adjusted to reflect the change in interim accounting for advertising expenses. See Part I-Item 1. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements for further discussion.

(2)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" to the unaudited condensed consolidated financial statements for detail of special items.

Foreign currency impact on results
During the three months ended September 30, 2014, the Canadian Dollar ("CAD") depreciated versus the USD on an average basis, resulting in a decrease of approximately $4 million and $5 million to our USD earnings before income taxes and USD underlying pretax income, respectively. During the nine months ended September 30, 2014, the CAD also depreciated versus the USD on an average basis, resulting in a decrease of approximately $18 million and $13 million to our USD earnings before income taxes and USD underlying pretax income, respectively. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional gains and losses is recorded within other income (expense).
Volume and net sales
Our Canada STRs decreased 5.9% and 4.8% during the three and nine months ended September 30, 2014, respectively, primarily driven by the loss of the distribution rights to the Modelo brands associated with the termination of the MMI joint venture in the first quarter of 2014, along with lower industry volume and competitive promotional activity across Canada. See Part I—Item 1. Financial Statements, Note 4, "Investments" to the unaudited condensed consolidated financial statements for further discussion of the MMI termination.
Our net sales per hectoliter increased 3.1% and 1.7% in local currency during the three and nine months ended September 30, 2014, respectively, driven by positive net pricing and mix.
Early in the fourth quarter of 2014, we agreed to terminate our license agreement, effective March 31, 2015, whereby we have exclusive rights to distribute certain Miller products in Canada, which provided net sales of $23.6 million and $25.8 million for the three months ended September 30, 2014, and September 28, 2013, respectively, and net sales of $63.0 million and $72.9 million for the nine months ended September 30, 2014, and September 28, 2013, respectively. See Part I—Item 1. Financial Statements, Note 15, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for further discussion.
Cost of goods sold
Our cost of goods sold per hectoliter in local currency increased 1.3% and 0.7% during the three and nine months ended September 30, 2014, respectively, driven by fixed-cost deleverage, the loss of the Modelo brands, and brewing and material inflation, partially offset by cost savings. Under the MMI arrangement, we recognized equity earnings within cost of goods sold of $0.7 million during the nine months ended September 30, 2014, and $3.9 million and $9.0 million during the three and nine months ended September 28, 2013, respectively.
Marketing, general and administrative expenses
Our marketing, general and administrative expenses increased 15.1% and 0.6% in local currency for the three and nine months ended September 30, 2014, respectively, driven by higher marketing spending and incentive compensation, as well as cycling administrative cost recoveries from MMI, partially offset by cost savings. During the nine months ended September 30, 2014, and three and nine months ended September 28, 2013, MCC recognized administrative cost recoveries under our agency and services agreement with MMI of $0.7 million, $1.8 million and $5.3 million, respectively. Marketing spend and related recoveries under this agreement had zero impact on our results for all periods presented.
Special items, net
During the third quarter of 2014, we recognized an impairment charge related to our definite-lived intangible asset associated with our license agreement with Miller in Canada. See Part I—Item 1. Financial Statements, Note 15, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for further discussion.
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

United States Segment

	Three Months Ended			Nine Months Ended
	September 30, 2014	September 30, 2013	% change	September 30, 2014	September 30, 2013	% change
	(In millions, except percentages)
Volumes in hectoliters(1)	19.327	19.650	(1.6)%	56.142	57.194	(1.8)%
Sales	$2,374.3	$2,360.6	0.6%	$6,951.3	$6,901.7	0.7%
Excise taxes	(304.8)	(309.6)	(1.6)%	(884.7)	(903.4)	(2.1)%
Net sales	2,069.5	2,051.0	0.9%	6,066.6	5,998.3	1.1%
Cost of goods sold	(1,237.7)	(1,234.0)	0.3%	(3,614.2)	(3,592.8)	0.6%
Gross profit	831.8	817.0	1.8%	2,452.4	2,405.5	1.9%
Marketing, general and administrative expenses	(449.7)	(447.5)	0.5%	(1,321.8)	(1,343.6)	(1.6)%
Special items, net	(0.2)	(15.0)	(98.7)%	(1.4)	(15.0)	(90.7)%
Operating income	381.9	354.5	7.7%	1,129.2	1,046.9	7.9%
Interest income (expense), net	(0.4)	(0.5)	(20.0)%	(1.0)	(1.4)	(28.6)%
Other income (expense), net	1.1	0.3	N/M	4.3	1.6	168.8%
Income (loss) from continuing operations before income taxes	382.6	354.3	8.0%	1,132.5	1,047.1	8.2%
Income tax expense	(1.3)	(1.4)	(7.1)%	(4.6)	(3.1)	48.4%
Income from continuing operations	381.3	352.9	8.0%	1,127.9	1,044.0	8.0%
Net income attributable to noncontrolling interests	(4.8)	(4.1)	17.1%	(15.0)	(10.6)	41.5%
Net income attributable to MillerCoors	$376.5	$348.8	7.9%	$1,112.9	$1,033.4	7.7%
Adjusting items:
Special items, net of tax	0.2	15.0	(98.7)%	1.4	15.0	(90.7)%
Non-GAAP: Underlying net income attributable to MillerCoors	$376.7	$363.8	3.5%	$1,114.3	$1,048.4	6.3%
N/M = Not meaningful

(1)	Includes contract brewing and company-owned distributor sales, which are excluded from our worldwide beer volume calculation.

The following represents our proportionate share in net income attributable to MillerCoors reported under the equity method:

	Three Months Ended			Nine Months Ended
	September 30, 2014	September 28, 2013	% change	September 30, 2014	September 28, 2013	% change
	(In millions, except percentages)
Net income attributable to MillerCoors	$376.5	$348.8	7.9%	$1,112.9	$1,033.4	7.7%
MCBC economic interest	42%	42%		42%	42%
MCBC proportionate share of MillerCoors net income	$158.1	$146.5	7.9%	$467.4	$434.0	7.7%
Amortization of the difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(1)	1.2	1.2	—%	3.5	3.4	2.9%
Share-based compensation adjustment(1)	(0.4)	0.6	(166.7)%	0.9	0.9	—%
Equity income in MillerCoors	$158.9	$148.3	7.1%	$471.8	$438.3	7.6%
Adjusting items:
MCBC proportionate share of MillerCoors special items, net of tax	0.1	6.3	(98.4)%	0.6	6.3	(90.5)%
Non-GAAP: Underlying equity income in MillerCoors	$159.0	$154.6	2.8%	$472.4	$444.6	6.3%

(1)	See Part I—Item 1. Financial Statements, Note 4, "Investments" to the unaudited condensed consolidated financial statements for a detailed discussion of these equity method adjustments.
Volume and net sales
MillerCoors domestic STRs for the three and nine months ended September 30, 2014, declined 3.7% and 2.7%, respectively. Domestic STWs for the three and nine months ended September 30, 2014, decreased 1.7% and 2.1%, respectively.
Domestic net sales per hectoliter, which excludes contract brewing and company-owned distributor sales, increased 2.5% and 3.1% for the three and nine months ended September 30, 2014, respectively, due to favorable net pricing and positive sales mix. Total net sales per hectoliter, including contract brewing and company-owned distributor sales, increased 2.6% and 3.0% for the three and nine months ended September 30, 2014, respectively. Contract brewing volumes decreased 1.0% and increased 0.4% for the three and nine months ended September 30, 2014, respectively.
Cost of goods sold
Cost of goods sold per hectoliter increased 2.0% and 2.5% for the three and nine months ended September 30, 2014, respectively. The increases for the three and nine months ended September 30, 2014, were driven by commodity and brewery inflation and higher costs associated with brand innovation, partially offset by supply chain cost savings.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 0.5% for the three months ended September 30, 2014, driven by higher expenses relating to business transformation initiatives, partially offset by lower employee-related expenses. Marketing, general and administrative expenses decreased 1.6% for the nine months ended September 30, 2014, primarily due to the timing of marketing investments and lower employee-related expenses.
Other information
MillerCoors recognized $76.6 million and $71.6 million of depreciation and amortization during the three months ended September 30, 2014, and September 30, 2013, respectively, and $233.1 million and $211.0 million during the nine months ended September 30, 2014, and September 30, 2013, respectively.
MillerCoors delivered incremental cost savings of approximately $113 million in the nine months ended September 30, 2014. We benefit from 42% of the MillerCoors cost savings.

MillerCoors distributes its excess cash to its owners, SABMiller and MCBC, on a 58%/42% basis, respectively. As of September 30, 2014, and December 31, 2013, MillerCoors had cash of $18.0 million and $12.3 million, respectively. As of September 30, 2014, and December 31, 2013, MillerCoors total debt was $9.7 million and $10.6 million, respectively. There are no restrictions from external sources on its ability to make cash distributions to its owners.
MillerCoors contributed $96.7 million to its defined benefit pension plans during the nine months ended September 30, 2014. For 2014, MillerCoors' contributions to its defined benefit pension plans are not expected to exceed $110 million (our 42% share is $46 million), which are not included in our contractual cash obligations.
Europe Segment

	Three Months Ended			Nine Months Ended
	September 30, 2014	September 28, 2013(1)	% change	September 30, 2014	September 28, 2013(1)	% change
	(In millions, except percentages)
Volume in hectoliters(2)	6.077	6.367	(4.6)%	16.223	16.373	(0.9)%
Sales(2)	$932.3	$918.9	1.5%	$2,574.5	$2,433.6	5.8%
Excise taxes	(313.6)	(311.0)	0.8%	(888.8)	(833.1)	6.7%
Net sales(2)	618.7	607.9	1.8%	1,685.7	1,600.5	5.3%
Cost of goods sold	(377.6)	(366.1)	3.1%	(1,037.1)	(1,001.9)	3.5%
Gross profit	241.1	241.8	(0.3)%	648.6	598.6	8.4%
Marketing, general and administrative expenses	(139.2)	(150.6)	(7.6)%	(435.0)	(436.8)	(0.4)%
Special items, net(3)	(356.5)	(160.8)	121.7%	(359.3)	(159.6)	125.1%
Operating income (loss)	(254.6)	(69.6)	N/M	(145.7)	2.2	N/M
Interest income(4)	1.1	1.2	(8.3)%	3.4	3.6	(5.6)%
Other income (expense), net	(1.6)	1.0	N/M	(1.3)	(2.6)	(50.0)%
Income (loss) from continuing operations before income taxes	$(255.1)	$(67.4)	N/M	$(143.6)	$3.2	N/M
Adjusting items:
Special items, net(3)	356.5	160.8	121.7%	359.3	159.6	125.1%
Acquisition and integration related costs	—	3.7	(100.0)%	—	5.6	(100.0)%
Other non-core items	—	—	—%	(11.3)	—	N/M
Non-GAAP: Underlying pretax income (loss)	$101.4	$97.1	4.4%	$204.4	$168.4	21.4%
N/M = Not meaningful

(1)
Amounts have been adjusted to reflect the change in interim accounting for advertising expenses. See Part I-Item 1. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements for further discussion.

(2)
Gross segment sales include intercompany sales to MCI consisting of $1.5 million of net sales and 0.017 million hectoliters and $4.2 million of net sales and 0.046 million hectoliters for the three and nine months ended September 30, 2014, respectively. Gross segment sales include intercompany sales to MCI consisting of $1.4 million of net sales and 0.015 million hectoliters and $3.6 million of net sales and 0.052 million hectoliters for the three and nine months ended September 28, 2013, respectively. The offset is included within MCI cost of goods sold. These amounts are eliminated in the consolidated totals.

(3)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" to the unaudited condensed consolidated financial statements for detail of special items.

(4)	Interest income is earned on trade loans to on-premise customers exclusively in the U.K. and is typically driven by note receivable balances outstanding from period to period.

Foreign currency impact on results
Our Europe segment operates in numerous countries within Europe, and each country's operations utilize distinct currencies. Foreign currency movements favorably impacted our Europe USD income from continuing operations before income taxes and USD underlying pretax income by approximately $3 million and $2 million for the three months ended September 30, 2014, respectively. Foreign currency movements favorably impacted our Europe USD income from continuing operations before income taxes and USD underlying pretax income by approximately $11 million and $10 million for the nine months ended September 30, 2014, respectively. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional gains and losses is recorded within other income (expense).
Volume and net sales
Europe sales volume decreased 4.6% in the three months ended September 30, 2014, as the region continued to be negatively impacted by the aftermath of severe flooding in parts of Serbia, Bosnia and Croatia in the second quarter of 2014, as well as weakened consumer demand driven by a challenged regional economy and unfavorable weather in the third quarter. During the nine months ended September 30, 2014, Europe sales volume decreased 0.9%, as the negative impact of the floods in the second and third quarters more than offset the positive performance in the majority of our markets in the first quarter of 2014.
Net sales per hectoliter increased in local currency by 2.5% and 1.0% in the three and nine months ended September 30, 2014, respectively, driven by positive geographic mix, primarily related to higher proportion of net sales in the U.K.
Our Europe segment continues to be adversely affected by the flooding earlier this year, and we expect the aftermath of the floods to continue to impact our volume and profit for the foreseeable future.
Cost of goods sold
Cost of goods sold per hectoliter increased 3.4% in local currency in the three months ended September 30, 2014, as a result of a mix shift to higher-cost products and geographies. For the nine months ended September 30, 2014, cost of goods sold per hectoliter decreased 0.9% as cost savings and lower logistic expenses more than offset the increases in the third quarter.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 10.7% and 4.9% in local currency during the three and nine months ended September 30, 2014, respectively. The decrease in the third quarter is primarily due to cost savings and a gain associated with the release of a reserve following the favorable resolution of a regulatory matter, as well as lower marketing and sales investments in the quarter. Marketing and sales investments increased for the nine months ended September 30, 2014, however, this was more than offset by cost savings, the release of the regulatory reserve in the third quarter and a non-core gain related to the favorable resolution of an indirect-tax reserve during the first quarter of 2014.
Special items, net
Due to the continued macroeconomic challenges and worsening of the overall European economic environment, as well as significant flooding that occurred in certain of our Central European markets in the second quarter of 2014, we recognized charges during the third quarter of 2014 of $360.0 million related to the impairment of two indefinite-lived intangible brand assets in Europe resulting from our annual impairment testing process. If the macroeconomic environment continues to worsen or falls into recession, there is a risk of further impairment of certain brands in the future. See Part I-Item 1. Financial Statements, Note 10, "Goodwill and Intangible Assets" to the unaudited condensed consolidated financial statements for further discussion.

Molson Coors International Segment

	Three Months Ended			Nine Months Ended
	September 30, 2014	September 28, 2013(1)	% change	September 30, 2014	September 28, 2013(1)	% change
	(In millions, except percentages)
Volume in hectoliters(2)	0.366	0.295	24.1%	1.022	0.824	24.0%
Sales	$50.2	$44.8	12.1%	$141.5	$118.4	19.5%
Excise taxes	(6.8)	(7.1)	(4.2)%	(22.2)	(19.0)	16.8%
Net sales	43.4	37.7	15.1%	119.3	99.4	20.0%
Cost of goods sold(3)	(26.0)	(22.2)	17.1%	(74.2)	(61.4)	20.8%
Gross profit	17.4	15.5	12.3%	45.1	38.0	18.7%
Marketing, general and administrative expenses	(20.1)	(17.5)	14.9%	(54.5)	(48.4)	12.6%
Special items, net(4)	—	(0.3)	(100.0)%	—	(1.2)	(100.0)%
Operating income (loss)	(2.7)	(2.3)	17.4%	(9.4)	(11.6)	(19.0)%
Other income (expense), net	—	(0.1)	(100.0)%	—	—	—%
Income (loss) from continuing operations before income taxes	$(2.7)	$(2.4)	12.5%	$(9.4)	$(11.6)	(19.0)%
Adjusting items:
Special items, net(4)	—	0.3	(100.0)%	—	1.2	(100.0)%
Non-GAAP: Underlying pretax income (loss)	$(2.7)	$(2.1)	28.6%	$(9.4)	$(10.4)	(9.6)%

(1)
Amounts have been adjusted to reflect the change in interim accounting for advertising expenses. See Part I-Item 1. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements for further discussion.

(2)
Excludes royalty volume of 0.368 million hectoliters and 1.036 million hectoliters for the three and nine months ended September 30, 2014, respectively, and excludes royalty volume of 0.302 million hectoliters and 0.893 million hectoliters for the three and nine months ended September 28, 2013, respectively.

(3)
Reflects gross segment amounts, and includes intercompany cost of goods sold from Europe of $1.5 million and $4.2 million for the three and nine months ended September 30, 2014, respectively, and $1.4 million and $3.6 million for the three and nine months ended September 28, 2013, respectively. The offset is included within Europe net sales. These amounts are eliminated in the consolidated totals.

(4)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" to the unaudited condensed consolidated financial statements for detail of special items.
Foreign currency impact on results
Our MCI segment operates in numerous countries around the world, and each country's operations utilize distinct currencies. MCI's USD losses before income taxes and USD underlying pretax loss for the three and nine months ended September 30, 2014, were not significantly impacted by foreign currency movements. The impact of transactional foreign currency gains and losses is recorded within other income (expense).
Volume and net sales
Including royalty volumes, MCI total volume increased 22.9% and 19.9% in the three and nine months ended September 30, 2014, due to strong Coors Light growth in Latin America, significant growth in India, and the addition of the Australia market. The increase in volumes for the nine months ended September 30, 2014, was partially offset by continued industry weakness in our Ukraine and Russia license markets.
Net sales per hectoliter decreased 7.2% and 3.2% in the three and nine months ended September 30, 2014, driven by geographic mix and foreign currency movements.

Cost of goods sold
Cost of goods sold per hectoliter decreased 5.6% and 2.6% in the three and nine months ended September 30, 2014, respectively, primarily driven by a sales mix shift and foreign currency movements.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 14.9% and 12.6% in the three and nine months ended September 30, 2014, respectively, driven by higher marketing investments and project expenses. The increase in the nine months ended September 30, 2014, was partially offset by lower overhead expenses.
Corporate

	Three Months Ended			Nine Months Ended
	September 30, 2014	September 28, 2013	% change	September 30, 2014	September 28, 2013	% change
	(In millions, except percentages)
Volume in hectoliters	—	—	—%	—	—	—%
Sales	$0.2	$0.3	(33.3)%	$0.9	$0.9	—%
Excise taxes	—	—	—%	—	—	—%
Net sales	0.2	0.3	(33.3)%	0.9	0.9	—%
Cost of goods sold	2.4	(0.8)	N/M	2.8	(1.7)	N/M
Gross profit	2.6	(0.5)	N/M	3.7	(0.8)	N/M
Marketing, general and administrative expenses	(21.4)	(23.6)	(9.3)%	(75.0)	(82.4)	(9.0)%
Special items, net(1)	—	—	—%	(0.3)	(0.3)	—%
Operating income (loss)	(18.8)	(24.1)	(22.0)%	(71.6)	(83.5)	(14.3)%
Interest expense, net	(32.4)	(19.0)	70.5%	(106.3)	(137.5)	(22.7)%
Other income (expense), net	(4.6)	(6.6)	(30.3)%	(5.8)	(7.1)	(18.3)%
Income (loss) from continuing operations before income taxes	$(55.8)	$(49.7)	12.3%	$(183.7)	$(228.1)	(19.5)%
Adjusting items:
Special items, net(1)	—	—	—%	0.3	0.3	—%
Acquisition, integration and financing related costs	—	0.7	(100.0)%	—	2.7	(100.0)%
Unrealized mark-to-market (gains) and losses	(2.9)	(10.6)	(72.6)%	(3.9)	13.1	(129.8)%
Non-GAAP: Underlying pretax income (loss)	$(58.7)	$(59.6)	(1.5)%	$(187.3)	$(212.0)	(11.7)%
N/M = Not meaningful

(1)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" to the unaudited condensed consolidated financial statements for detail of special items.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 9.3% and 9.0% in the three and nine months ended September 30, 2014, respectively, primarily related to lower information technology project costs. The decrease in the nine months ended September 30, 2014, is also driven in part by higher acquisition related costs in the first quarter of 2013.
Interest expense, net
Net interest expense increased 70.5% to $32.4 million and decreased 22.7% to $106.3 million for the three and nine months ended September 30, 2014, respectively. The increase for the three months ended September 30, 2014 is due to an unrealized gain of $21.1 million included in the amounts for the three months ended September 28, 2013, related to the change in fair value on the conversion feature associated with the €500 million convertible note. The decrease for the nine months ended September 30, 2014, is driven by our ongoing efforts focused on deleveraging over the last year, which resulted in lower interest incurred on our outstanding borrowings, as well as an additional loss of $5.4 million included in the amounts for the nine months ended September 28, 2013, related to the change in fair value on the conversion feature associated with the €500 million convertible note.
Other income (expense), net
Other expense was $4.6 million and $5.8 million for the three and nine months ended September 30, 2014, respectively, primarily driven by foreign exchange movements on foreign denominated transactions. Included in this amount are unrealized gains of $0.5 million for the nine months ended September 30, 2014, related to foreign currency movements on foreign-denominated financing instruments entered into in conjunction with the closing of the Acquisition.
Other expense was $6.6 million and $7.1 million for the three and nine months ended September 28, 2013, respectively, primarily driven by foreign exchange movements. Included in this amount are unrealized losses of $11.4 million and $1.4 million for the three and nine months ended September 28, 2013, respectively, related to foreign currency movements on foreign-denominated financing instruments entered into in conjunction with the closing of the Acquisition. We additionally recorded a net gain of $1.8 million and loss of $4.9 million for the three and nine months ended September 28, 2013, respectively, related to foreign exchange contracts to hedge our risk associated with repayments of this foreign-denominated debt. See Note 11, "Debt" for further discussion of financing activities related to the Acquisition. Additionally, we recorded a $3.0 million net gain and $0.8 million net loss for the three and nine months ended September 28, 2013, respectively, which include gains of $3.1 million and losses of $2.5 million, respectively, related to other foreign exchange activity.
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
A significant portion of our cash flows from operating activities are generated outside the U.S. in currencies other than USD. As of September 30, 2014, approximately 93% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but under current law would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We accrue for U.S. federal and state tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue for U.S. federal and state tax consequences. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. These financing arrangements, along with the distributions received from MillerCoors, are sufficient to fund our current cash needs in the U.S.
Net Working Capital
As of September 30, 2014, December 31, 2013, and September 28, 2013, we had debt-free net working capital of positive $300.8 million, negative $36.8 million and negative $59.2 million, respectively. Short-term borrowings and the current portion of long-term debt are excluded from net working capital, as they are not reflective of the ongoing operational requirements of the business. The levels of working capital required to run our business fluctuate with the seasonality in our business. Our working capital is also sensitive to foreign exchange rates, as a significant portion of our current assets and current liabilities are denominated in either CAD or our European operating currencies such as, but not limited to, Euro, British Pound, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu, Bulgarian Lev and Hungarian Forint, while financial results are reported in USD. Below is a table outlining our current and historical net working capital levels:

	As of
	September 30, 2014	December 31, 2013(1)	September 28, 2013(1)
	(In millions)
Current assets	$1,811.9	$1,537.7	$1,600.3
Less: Current liabilities	(2,619.8)	(2,161.4)	(2,297.8)
Add: Current portion of long-term debt and short-term borrowings	1,108.7	586.9	638.3
Net working capital	$300.8	$(36.8)	$(59.2)

(1)
Current liabilities as of December 31, 2013, have been adjusted to reflect the correction of the liability for unrecognized tax benefits. Current assets and current liabilities as of September 28, 2013, have been adjusted to reflect the change in interim accounting for advertising expense. See Part I-Item 1. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements for further discussion.

The increase in net working capital from September 28, 2013, and December 31, 2013, to September 30, 2014, is primarily related to an overall increase in cash balances due to additional cash used in the prior year for the repayment of long-term debt obligations in the third quarter of 2013, as further discussed below. The increase in our cash balances was partially offset by net repayments on our commercial paper program in 2014, of which we have an outstanding balance of $161.4 million at September 30, 2014, as well as reducing our outstanding borrowings on our amended €100 million revolving credit facility. See additional discussion below and Part I—Item 1. Financial Statements, Note 11, "Debt" to the unaudited condensed consolidated financial statements for further details of the current portion of long-term debt and short-term borrowings.
Cash Flows
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. Risk Factors in our Annual Report.
Cash Flows from Operating Activities
Net cash provided by operating activities of $1,058.4 million for the nine months ended September 30, 2014, increased by $28.4 million compared to the nine months ended September 28, 2013. This increase was due to higher net income, adjusted for increased non-cash add-backs, along with lower cash paid for pension contributions, interest and restructuring.
Cash Flows from Investing Activities
Net cash used in investing activities of $237.9 million for the nine months ended September 30, 2014, decreased by $72.7 million compared to the nine months ended September 28, 2013, driven primarily by lower net investments in MillerCoors and lower capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities of $513.2 million for the nine months ended September 30, 2014, decreased by $411.6 million compared to the $924.8 million used in financing activities for the nine months ended September 28, 2013.

•
The decrease in cash used in financing activities is primarily related to additional payments of long-term debt during the nine months ended September 28, 2013, versus September 30, 2014. During the nine months ended September 28, 2013, we repaid the $575 million convertible note, the €500 million convertible note (less the €44.9 million withheld) for $614.7 million, and the balance of our Euro denominated term loan for $123.8 million. Comparatively, during the nine months ended September 30, 2014, we released $61.4 million (€44.9 million) of the amounts previously withheld on the €500 million convertible note to the Seller.

•
The decrease in cash used in financing activities during the nine months ended September 30, 2014, was partially offset by net payments on revolving credit facilities and commercial paper of $350.5 million, versus proceeds of $548.4 million during the nine months ended September 28, 2013. These payments in the current year were driven by net repayments on our outstanding commercial paper borrowings and reducing the outstanding balance on our Euro-denominated revolving credit facility to zero. Additionally, we had net overdraft borrowings on our European notional cross-border, cross currency cash pool within our Europe business of $118.2 million for the nine months ended September 30, 2014. Comparatively, we were not in an overdraft position as of December 29, 2012, or as of September 28, 2013, and thus the net overdraft borrowings was zero for the nine months ended September 28, 2013.

•
The decrease in cash used in financing activities for the nine months ended September 30, 2014, was also offset by a $35.8 million decrease in the proceeds from exercise of stock options, including excess tax benefits, as well as a $29.4 million increase in dividends paid.

Underlying Free Cash Flow
For the nine months ended September 30, 2014, we generated $766.1 million of underlying free cash flow. This represents an increase of $19.3 million from the nine months ended September 28, 2013, driven by increased returns from our investment in MillerCoors, as well as lower cash paid for pension contributions, capital expenditures and interest, along with higher underlying income, after considering non-cash adjustments. These increases were partially offset by a decreased benefit from changes in net working capital.
The following table provides a reconciliation of Underlying Free Cash Flow to the nearest U.S. GAAP measure (net cash provided by operating activities):

		Nine Months Ended
		September 30, 2014	September 28, 2013
		(In millions)
U.S. GAAP:	Net Cash Provided by Operating Activities	$1,058.4	$1,030.0
Less:	Additions to properties(1)	(195.8)	(218.2)
Less:	Investment in MillerCoors(1)	(1,100.4)	(924.0)
Add:	Return of capital from MillerCoors(1)	1,053.9	822.4
Add/(Less):	Cash impact of special items(2)	(55.4)	27.0
Add:	Costs related to the Acquisition(3)	—	9.6
Add:	MillerCoors investments in businesses(4)	1.3	—
Add:	MillerCoors cash impact of special items(4)	4.1	—
Non-GAAP:	Underlying Free Cash Flow	$766.1	$746.8

(1)	Included in net cash used in investing activities.

(2)	Included in net cash provided by operating activities and primarily reflects termination fees received from MMI in addition to costs paid for restructuring activities.

(3)	Included in net cash provided by operating activities and reflects acquisition and integration costs paid.

(4)	Amounts represent our proportionate 42% share of the cash flow impacts.
Capital Resources
Cash and Cash Equivalents
As of September 30, 2014, we had total cash and cash equivalents of $722.1 million, compared to $442.3 million at December 31, 2013, and $406.9 million at September 28, 2013. The increase in cash and cash equivalents at September 30, 2014, from December 31, 2013, and September 28, 2013, was partially driven by our cash pooling arrangement structured to facilitate the access to cash across Europe, for which we had a cash balance of $139.4 million and overdraft balance of $111.5 million for a net positive cash balance of $27.9 million as of September 30, 2014. As of December 31, 2013, and September 28, 2013, we were not in an overdraft position and did not have significant cash balances under this pooling agreement for the comparable periods. Additionally, the increase versus December 31, 2013, is also due to seasonality and the increase versus September 28, 2013, was also driven by a significantly higher amount of cash used to repay debt obligations during the third quarter of 2013. Our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 90 days or less. These investments are viewed by management as low-risk investments and on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary.

Borrowings
The majority of our outstanding borrowings as of September 30, 2014, consisted of fixed-rate senior notes, with maturities ranging from 2015 to 2042, including CAD 900 million notes due September 2015. During 2014 we entered into interest rate swaps to economically convert our fixed rate $500 million 3.5% notes due 2022 to floating rate debt. We also hold short-term borrowings primarily related to our commercial paper program, overdrafts from our European cash pool and revolving credit facilities. See Part I—Item 1. Financial Statements, Note 11, "Debt" to the unaudited condensed consolidated financial statements for details of our outstanding borrowings as of September 30, 2014, and December 31, 2013.
Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on such credit facilities if the need arises. During the third quarter of 2014, we refinanced our existing €150 million revolving credit facility in Europe to provide €100 million on an uncommitted basis through September 2015. We had no outstanding borrowings under the €100 million facility as of September 30, 2014. Additionally, as a result of the refinancing of our $750 million revolving credit facility in the second quarter of 2014, we made a reduction to the size of our existing commercial paper program to a maximum aggregate amount outstanding at any time of $750 million. There were no outstanding borrowings under our $750 million revolving credit facility as of September 30, 2014. As of September 30, 2014, we have $588.6 million available to draw on under our $750 million revolving credit facility, as the borrowing capacity is reduced by borrowings under our commercial paper program. We also have Japanese Yen ("JPY"), CAD and British Pound ("GBP") uncommitted lines of credit and overdraft facilities with several banks should we need additional short-term liquidity.
Additionally, during the second quarter of 2014, we began entering into forward starting interest rate swap agreements to manage our exposure to the volatility of the interest rates associated with future interest payments on a forecasted debt issuance. The forward starting interest rate swaps have an effective date of September 2015 and a termination date of September 2025 mirroring the terms of the forecasted debt issuance. Under the agreements we are required to early terminate these swaps in 2015 at the time we expect to issue the forecasted debt. See Note 11, "Debt" and Note 13, "Derivative Instruments and Hedging Activities" for further details.
Under the terms of some of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions. The covenants specify that our leverage ratio cannot exceed 3.5x debt to EBITDA, as defined in our credit agreement. As of September 30, 2014, and December 31, 2013, we were in compliance with all of these restrictions and have met all debt payment obligations.
Use of Cash
As discussed above, during the nine months ended September 30, 2014, we released the final principal payments of €44.9 million ($61.4 million at settlement) for amounts withheld on the €500 million convertible note. Additionally, during the nine months ended September 30, 2014, we had net repayments of $218.4 million and $137.4 million under our commercial paper program and our Euro-denominated revolving credit facility, respectively. See Part I—Item 1. Financial Statements, Note 11, "Debt" to the unaudited condensed consolidated financial statements for further discussion.
During the nine months ended September 30, 2014, we also early settled the final CAD 241 million notional of our outstanding currency swaps designated as a net investment hedge of our Canadian operations for $65.2 million. As of September 30, 2014, we no longer have cross currency swap positions outstanding. See Part I—Item 1. Financial Statements, Note 11, "Debt" and Note 13, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements for further discussion.
As we continue to evaluate opportunities to deleverage, we may consider additional prepayment of our debt.
During the nine months ended September 30, 2014, we made contributions to our defined benefit pension plans of $26.6 million.
In 2011, we announced that our Board of Directors approved a program authorizing the repurchase of up to $1.2 billion of our Class A and Class B common stock. There were no repurchases in fiscal year 2013 or in the nine months ended September 30, 2014, and we do not expect further repurchases until our debt ratios return closer to levels maintained prior to the financing activities related to the Acquisition.
Credit Rating
Our current long-term credit ratings are BBB+/Stable Outlook, Baa2/Stable Outlook, BBB/Stable Outlook and BBB/Stable Outlook with Standard and Poor's, Moody's Investor Services, Fitch Ratings and DBRS, respectively. Similarly, our short-term credit ratings are A-2, Prime-2, F2 and R-2, respectively. A securities rating is not a recommendation to buy, sell or hold securities, and it may be revised or withdrawn at any time by the rating agency.

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

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 28, 2013	September 30, 2014	September 28, 2013
Weighted-Average Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.11	1.04	1.10	1.03
Euro (EUR)	0.75	0.76	0.74	0.76
British Pound (GBP)	0.60	0.65	0.60	0.65
Czech Koruna (CZK)	20.69	19.53	20.25	19.57
Croatian Kuna (HRK)	5.54	5.70	5.54	5.72
Serbian Dinar (RSD)	84.60	85.23	84.58	85.30
New Romanian Leu (RON)	3.35	3.35	3.30	3.33
Bulgarian Lev (BGN)	1.47	1.48	1.45	1.48
Hungarian Forint (HUF)	233.47	224.94	226.05	224.70

	As of
	September 30, 2014	December 31, 2013
Closing Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.12	1.06
Euro (EUR)	0.79	0.73
British Pound (GBP)	0.62	0.60
Czech Koruna (CZK)	21.77	19.89
Croatian Kuna (HRK)	6.05	5.54
Serbian Dinar (RSD)	93.02	83.40
New Romanian Leu (RON)	3.49	3.25
Bulgarian Lev (BGN)	1.55	1.42
Hungarian Forint (HUF)	246.07	216.26
The exchange rates for the three and nine months ended September 30, 2014, and September 28, 2013, have been calculated based on the average of the foreign exchange rates during the relevant period and have been weighted according to the foreign denominated earnings before interest and taxes of the USD equivalent.
Capital Expenditures
We incurred $189.2 million, and have paid $195.8 million, for capital improvement projects worldwide in the nine months ended September 30, 2014, excluding capital spending by MillerCoors and other equity method joint ventures, representing a decrease of $29.0 million from the $218.2 million of capital expenditures incurred in the nine months ended

September 28, 2013. We expect to incur total capital expenditures for 2014 of approximately $315 million based on foreign exchange rates as of September 30, 2014, excluding capital spending by MillerCoors and other equity method joint ventures. We have increased our focus on where and how we employ our planned capital expenditures, specifically strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.
Contractual Obligations and Commercial Commitments
Contractual Cash Obligations as of September 30, 2014
A summary of our consolidated contractual cash obligations as of September 30, 2014, and based on foreign exchange rates at September 30, 2014, is as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Debt obligations	$3,455.5	$1,109.0	$300.0	$446.5	$1,600.0
Interest payments on debt obligations	1,757.7	135.4	189.8	145.2	1,287.3
Retirement plan expenditures(1)	347.6	259.1	16.4	17.6	54.5
Operating leases	94.7	21.0	39.5	17.6	16.6
Other long-term obligations(2)	2,594.6	543.7	818.6	504.8	727.5
Total obligations	$8,250.1	$2,068.2	$1,364.3	$1,131.7	$3,685.9
See Part I - Item 1. Financial Statements, Note 11, "Debt", Note 13, "Derivative Instruments and Hedging Activities", Note 14, "Pension and Other Postretirement Benefits" and Note 15, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for additional information.

(1)
We fund pension plans to meet the requirements set forth in applicable employee benefits laws. We may also voluntarily increase funding levels to meet financial goals. Our U.K. pension plan is subject to a statutory valuation for funding purposes every three years. The most recent valuation as of June 30, 2013, was completed during the first quarter of 2014 and resulted in a long-term funding commitment plan consisting of an MCBC guarantee of a GBP 150 million lump-sum contribution to be made in 2015 and GBP 24 million annual contributions to be made from January 2017 through December 2026. We have taken numerous steps in recent years to reduce our exposure to these long-term pension obligations, including the closure of the U.K. pension plan to future earning of service credit in early 2009 and benefit modifications in several of our Canada plans. However, given the net liability of these plans and their dependence upon the global financial markets for their financial health, the plans will continue to periodically require potentially significant amounts of cash funding.

(2)
The "other long-term obligations" line primarily includes non-cancellable purchase commitments as of September 30, 2014, that are enforceable and legally binding, the majority of the balance relating to commitments associated with our distribution agreements, long-term supply contracts with third parties to purchase raw materials, packaging materials and energy used in production and commitments for advertising and promotions, including sports sponsorships.

Other commercial commitments as of September 30, 2014
Based on foreign exchange rates as of September 30, 2014, future commercial commitments are as follows:

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$46.7	$46.7	$—	$—	$—

Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. Additionally, during the fourth quarter of 2014, we received an assessment from a local country regulatory authority related to our Europe operations. While we intend to vigorously challenge the validity of the assessment and defend our position, if the assessment, as issued, is ultimately upheld it could materially affect our results of operations. See further discussion as described in Part I—Item 1. Financial Statements, Note 15, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for additional information.

Off-Balance Sheet Arrangements
In accordance with generally accepted accounting principles in the U.S., our operating leases are not reflected in our unaudited condensed consolidated balance sheets. Refer to Part II—Item 8 Financial Statements, Note 19, "Commitments and Contingencies" in our Annual Report for further discussion of these off-balance sheet arrangements. As of September 30, 2014, we did not have any other material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook for 2014
We will continue to focus on our strategy of building our core and above premium brands and increasing sales through innovation to drive cash generation, raising returns on capital, and delivering total shareholder return.
In Canada, the termination of our arrangement for the Modelo brands will continue to negatively impact our comparative profit performance, as we will be cycling equity earnings and administrative cost recoveries totaling $4.2 million in the fourth quarter of 2013. In core brands, Molson Canadian is now rolling out the next chapter of the Beer Fridge campaign, which leverages our NHL partnership. Early in 2015, we expect to see more retail activity and new advertising for Coors Light as part of our effort to turn around our largest brand. In above premium, consumer demand remains strong for Coors Banquet, recently relaunched Molson Canadian Cider and newly launched Mad Jack Apple Lager. During the third quarter, we agreed to extend our partnership for the marketing and distribution of the Heineken and Strongbow brands in Canada, and starting in January 2015, we will also be selling the rest of their top-end import brands, including Dos Equis, Tecate, Sol, Moretti and Desperados.
In the U.S., we continue to migrate our portfolio to above premium, and new launches like Redd's Wicked Apple are helping to drive positive mix and net sales revenue per hectoliter growth. We are in the process of changing all the primary and secondary packaging on Miller Lite to the original white design that improved volume trends on cans, and by early 2015, we plan to extend the redesign to every consumer touch-point. Coors Light has introduced new advertising that brings the brand back closer to the Rocky Mountain Cold Refreshment proposition. We are continuing with our business transformation initiative, and we expect this initiative, combined with brand investments, to drive significantly higher marketing, general and administrative expenses in the fourth quarter of 2014 versus 2013.
Our Europe segment continues to be severely affected by the flooding earlier this year. Specific to the fourth quarter, we plan to increase our marketing investments to further strengthen our share position. Carling is being supported with strong advertising and promotional activity, Coors Light will be concluding a successful advertising activity, the Sharps portfolio will continue to be expanded through new beer styles, and Jelen will be supported by the launch of a new advertising platform in Serbia. Despite weak consumer demand in Central Europe, our team continues to improve our brand health and sales execution.
Our International segment plans to continue to invest behind our brands to drive strong growth and make additional progress toward its goal of achieving profitability by 2016.
In the fourth quarter, across all of our segments, we anticipate higher brand investments in local currency. Additionally, based on current foreign exchange rates, we also expect negative impacts as a result of foreign currency movements, especially in Canada.
We expect 2014 marketing, general and administrative expense in Corporate to be approximately $110 million, excluding foreign exchange movements.
We currently anticipate approximately $34 million of cash contributions to our defined benefit pension plans in 2014, based on foreign exchange rates at September 30, 2014. MillerCoors, BRI and BDL contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements.
Interest
We anticipate 2014 consolidated net interest expense of approximately $135 million, based on foreign exchange rates at September 30, 2014.

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
Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first three quarters of 2014, except as discussed in connection with our annual impairment testing of goodwill and indefinite-lived intangible assets. Refer to Part I—Item 1. Financial Statements, Note 10, "Goodwill and Intangible Assets" to the unaudited condensed consolidated financial statements for discussion of the results of this analysis and the related risks to our indefinite-lived intangible brand assets and goodwill amounts associated with our reporting units.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we actively manage our exposure to various market risks by entering into various supplier-based and market-based hedging transactions, authorized under established risk management policies that place clear controls on these activities. Our objective in managing these exposures is to decrease the volatility of our earnings and cash flows due to changes in underlying rates and costs.
The counterparties to our market-based transactions are generally highly rated institutions. We perform assessments of their credit risk regularly. Our market-based transactions include a variety of derivative financial instruments, none of which are used for trading or speculative purposes.
For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Item 1. Financial Statements, Note 13, "Derivative Instruments and Hedging Activities", to the unaudited condensed consolidated financial statements. On a rolling twelve-month basis, maturities of derivative financial instruments held on September 30, 2014, based on foreign exchange rates as of September 30, 2014, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$23.7	$11.6	$8.5	$0.2	$3.4
Sensitivity Analysis
Our market sensitive derivative and other financial instruments, as defined by the Securities and Exchange Commission ("SEC"), are debt, foreign currency forward contracts, interest rate swaps and commodity swaps. We monitor foreign exchange risk, interest rate risk, commodity risk, and related derivatives using a sensitivity analysis.

The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolios, with the exception of interest rate risk to our interest rate swaps in which we have applied an absolute 1% adverse change to the respective instrument's interest rate:

	As of
	September 30, 2014	December 31, 2013
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(41.7)	$(69.2)
Commodity Swaps	$(4.9)	$(16.7)
Interest Rate Swaps	$(0.2)	$—
Foreign currency denominated debt	$(130.6)	$(146.6)
Interest rate risk:
Debt	$(104.7)	$(110.0)
Interest Rate Swaps	$(56.2)	$(1.8)
Commodity price risk:
Commodity Swaps	$(8.7)	$(7.4)
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
In December 2012, Miller Brewing Company (“Miller”) orally informed us of its intent to terminate the license agreement between Miller and us whereby we have exclusive rights to distribute certain Miller products in Canada (the “License Agreement”). We subsequently filed a lawsuit in Ontario, Canada (Molson Canada 2005 v. Miller Brewing Company, Sup. Ct. of Justice-Ontario, CV-12-470589) and on June 20, 2013, were granted an injunction preventing Miller's termination of the License Agreement, pending a trial on the merits. During the third quarter of 2014, in advance of the scheduled trial date in early November 2014, we continued private settlement discussions and on October 9, 2014, executed a settlement agreement with Miller. Pursuant to the terms of the settlement, we will continue to operate under the License Agreement until March 31, 2015, at which time all of our operations with regards to the Miller brands in Canada will terminate. We received half of the mutually agreed upon settlement payment following the execution of the settlement and will receive the remainder upon transition at the end of the first quarter of 2015.
In the third quarter of 2014, we updated our assessment of the associated definite-lived intangible asset for impairment. The analysis, primarily factoring in the settlement payments, resulted in a valuation of $18.8 million for the definite-lived intangible asset, resulting in a non-cash impairment charge of $8.9 million recorded as a special item within our condensed consolidated statements of operations for the three and nine months ended September 30, 2014. The carrying value as of September 30, 2014, following the impairment, is indicative of the settlement amount plus the remaining future cash flows expected to be generated under the License Agreement through March 31, 2015. We recognized net sales related to the License Agreement of $23.6 million and $25.8 million for the three months ended September 30, 2014, and September 28, 2013, respectively, and net sales of $63.0 million and $72.9 million for the nine months ended September 30, 2014, and September 28, 2013, respectively.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In 2011, we announced that our Board of Directors approved and authorized a program to repurchase up to $1.2 billion of our Class A and Class B common stock in the open market or in privately negotiated transactions. The number, price, and timing of the repurchases will be at our sole discretion and will be evaluated depending on market conditions, liquidity needs or other factors. Our Board of Directors may suspend, modify, or terminate the program at any time without prior notice. We did not make any share repurchases during the three months ended September 30, 2014.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
The following are filed as a part of this Quarterly Report on Form 10-Q:
(a)   Exhibits

Exhibit Number	Document Description
10.1A
Second Amendment and Restatement Agreement in respect of the Unsecured Uncommitted Revolving Facilities Agreement, originally dated September 10, 2012 by and among by and among Starbev Netherlands BV and Molson Coors Netherlands BV, as existing borrowers; Molson Coors Lux 2 and Molson Coors European Finance Company, as new borrowers, Molson Coors Brewing Company, as guarantor; UniCredit Bank Czech Republic and Slovakia, A.S. and Citibank Europe PLC, organizaèní složka, as mandated lead arrangers; the original lenders thereto; UniCredit Bank AG, London Branch, as agent, dated September 9, 2014.

10.1B
Schedule 3 to the Second Amendment and Restatement Agreement in respect of the Unsecured Uncommitted Revolving Facilities Agreement, originally dated September 10, 2012 by and among by and among Starbev Netherlands BV and Molson Coors Netherlands BV, as existing borrowers; Molson Coors Lux 2 and Molson Coors European Finance Company, as new borrowers, Molson Coors Brewing Company, as guarantor; UniCredit Bank Czech Republic and Slovakia, A.S. and Citibank Europe PLC, organizaèní složka, as mandated lead arrangers; the original lenders thereto; UniCredit Bank AG, London Branch, as agent, dated September 9, 2014.

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

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014, and September 28, 2013, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014, and September 28, 2013, (iii) the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2014, and December 31, 2013, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014, and September 28, 2013, (v) the Notes to Unaudited Condensed Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ BRIAN TABOLT
Brian Tabolt Global Controller (Chief Accounting Officer) November 6, 2014