Form 10-K
period 2014-12-31
MOLSON COORS BREWING CO
filed 2015-02-12
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant at the close of business on June 30, 2014, was $11,119,177,834 based upon the last sales price reported for such date on the New York Stock Exchange and the Toronto Stock Exchange. For purposes of this disclosure, shares of common and exchangeable stock held by persons holding more than 10% of the outstanding shares of stock and shares owned by officers and directors of the registrant as of June 30, 2014, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status for other purposes.
The number of shares outstanding of each of the registrant's classes of common stock, as of February 6, 2015:

Class A Common Stock—2,559,794 shares	Class B Common Stock—162,861,262 shares

           Exchangeable shares:
As of February 6, 2015, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A Exchangeable Shares—2,894,040 shares	Class B Exchangeable Shares—17,567,143 shares
The Class A exchangeable shares and Class B exchangeable shares are shares of common stock in Molson Coors Canada Inc., a wholly-owned subsidiary of the registrant. They are publicly traded on the Toronto Stock Exchange under the symbols TPX.A and TPX.B, respectively. These shares are intended to provide substantially the same economic and voting rights as the corresponding class of Molson Coors common stock. In addition to the registered Class A common stock and the Class B common stock, the registrant has also issued and outstanding one share each of a Special Class A voting stock and Special Class B voting stock. The Special Class A voting stock and the Special Class B voting stock provide the mechanism for holders of Class A exchangeable shares and Class B exchangeable shares to vote with the holders of the Class A common stock and the Class B common stock, respectively, on matters of the registrant. The holders of the Special Class A voting stock and Special Class B voting stock are entitled to one vote for each outstanding Class A exchangeable share and Class B exchangeable share, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The Special Class A voting stock and Special Class B voting stock are subject to a voting trust arrangement. The trustee holder of the Special Class A voting stock and the Special Class B voting stock has the right to cast a number of votes equal to the number of then-outstanding Class A exchangeable shares and Class B exchangeable shares, respectively, but will only cast a number of votes equal to the number of Class A exchangeable shares and Class B exchangeable shares as to which it has received voting instructions from the owners of record of those Class A exchangeable shares and Class B exchangeable shares, other than the registrant or its subsidiaries, respectively, on the record date.
Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement for the registrant's 2015 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2014, are incorporated by reference under Part III of this Annual Report on Form 10-K.

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements in Part II—Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and under the heading "Outlook for 2015" therein, relating to overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, anticipated results, anticipated synergies, expectations for funding future capital expenditures and operations, debt service capabilities, shipment levels and profitability, market share and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies," and variations of such words and similar expressions are intended to identify forward-looking statements.
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
Background
We are one of the world's largest brewers and have a diverse portfolio of owned and partner brands, including core brands Carling, Coors Light, Molson Canadian and Staropramen, as well as craft and specialty beers such as Blue Moon, Creemore Springs, Cobra and Sharp's Doom Bar. For more than 350 combined years, we have been brewing high-quality, innovative products with the purpose of delighting the world's beer drinkers. Our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
Molson and Coors were founded in 1786 and 1873, respectively. Our commitment to producing the highest quality beers is a key part of our heritage and remains so to this day. Our brands are designed to appeal to a wide range of consumer tastes, styles and price preferences. Our largest markets are the U.S., Canada and Europe.
Coors was incorporated in June 1913 under the laws of the state of Colorado. In August 2003, Coors changed its state of incorporation to the state of Delaware. In February 2005, upon completion of the Merger, Coors changed its name to Molson Coors Brewing Company.
Industry Overview
The brewing industry has significantly evolved over the years, becoming an increasingly global beer market. The industry was previously founded on local presence with modest international expansion achieved through export, license and partnership arrangements. More recently, it has become increasingly complex, as the consolidation of brewers has occurred globally, resulting in fewer major global market participants. In addition to the acquisitive element of this industry consolidation, the market continues to utilize export, license and partnership arrangements; however, these are often with the same global competitors that make up the majority of the market. This industry consolidation has resulted in a few large global brewers representing the majority of the worldwide beer market. At the same time, smaller local brewers within certain established markets are experiencing accelerated growth as consumers increasingly place value on locally-produced, regionally-sourced products. As the beer industry continues its evolution of consolidation and diversification of its products to meet consumer demand with broadening preferences, large global brewers are uniquely positioned to leverage the scale, depth of product portfolio and industry knowledge to continue to lead the market forward.
As part of our participation in these industry changes, we have expanded our operations globally and in emerging markets, including our acquisition (the "Acquisition") of StarBev Holdings S.a.r.l. ("StarBev") in 2012, representing our operations within Bosnia-Herzegovina, Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, Romania, Serbia and Slovakia, collectively, our Central Europe business and included within our Europe segment, as well as within our MCI segment where we continually aim to grow our market share within certain emerging markets, such as Latin America and Asia.
We evaluate ourselves in relation to other global brewers using various metrics, including overall market capitalization, volume, net sales revenue, gross margins and net profits, as well as our position within each of our core markets, with the goal to be the first choice for our consumers and customers. To provide a perspective of the relative size of the major participants in the global brewing market, the market capitalizations of our primary global competitors, based on foreign exchange rates at December 31, 2014, were as follows:

Market Capitalization
(In billions)
Anheuser-Busch InBev SA/NV ("ABI")	$180.6
SABMiller plc ("SABMiller")	$84.5
Heineken N.V. ("Heineken")	$40.7
MCBC	$14.2
Carlsberg Group ("Carlsberg")	$12.1
Our Products
We have a diverse portfolio of owned and partner brands which are positioned to meet a wide range of consumer segments and occasions in a variety of markets, including core brands Carling, Coors Light, Molson Canadian, and Staropramen. We consider these our core global brands for which we continue to invest in and focus on growing globally. We believe our portfolio encompasses all segments of the beer industry with the purpose of delighting the world's beer drinkers, including premium and premium lights, economy, above premium and craft, as well as adjacencies such as ciders and other malt beverages.
Our core brands sold in Canada include Coors Light and Molson Canadian. We also sell Carling, Carling Black Label, Coors Altitude, Coors Banquet, Creemore Springs, the Granville Island brands, Keystone Light, Mad Jack, Molson Canadian 67, Molson Canadian Cider, Molson Dry, Molson Export, Pilsner, the Rickard's family of brands and a number of other regional brands. Under license from Heineken, we also brew or distribute Amstel Light, Heineken, Murphy's, Newcastle Brown Ale and Strongbow cider. In January 2015, we also began selling premium import brands owned by Heineken, including Desperados, Dos Equis, Moretti, Sol and Tecate. Additionally, we distribute Miller Chill and Miller Genuine Draft under license from SABMiller. During the fourth quarter of 2014, we entered into an agreement with Miller Brewing Company ("Miller"), a wholly owned subsidiary of SABMiller, for the accelerated termination of the Miller license agreement, effective March 2015. See Part II—Item 8 Financial Statements and Supplementary Data, Note 19, "Commitments and Contingencies" of the Notes to the Consolidated Financial Statements ("Notes"). We also have contract brewing agreements to produce for the U.S. market Asahi Select and Asahi Super Dry for Asahi Breweries, Ltd. and Labatt Blue and Labatt Blue Light for North American Breweries, Inc.
MillerCoors sells a wide variety of brands throughout the U.S. and Puerto Rico. In the formation of the MillerCoors joint venture, MCBC and SABMiller each assigned the U.S. and Puerto Rican ownership rights to its respective legacy brands to MillerCoors, but retained all ownership of these brands outside the U.S. and Puerto Rico. MillerCoors' core brands sold in the U.S. are Coors Light and Miller Lite. Including craft and import brands, some of which are marketed and sold through Tenth and Blake Beer Company ("Tenth and Blake"), MillerCoors' also sells Batch 19, Blue Moon brands, Coors Banquet, Coors Non-Alcoholic, Grolsch, Hamm's, Henry Weinhard's brands, Icehouse, Keystone, Leinenkugel's brands, Mickey's, Miller Fortune, Miller Genuine Draft, Miller High Life, Milwaukee's Best, Olde English 800, Peroni Nastro Azzurro, Pilsner Urquell, Sharp's non-alcoholic, Smith & Forge, St. Stefanus, Steel Reserve, Third Shift, Worthington's and hard cider brands from the Crispin Cider Company. MillerCoors also brews or distributes under license the George Killian's Irish Red and Redd's brands, as well as certain of the Foster's and Molson brands.
Our core brands sold in Europe include Carling and Staropramen. We also sell Apatinsko, Astika, Bergenbier, Blue Moon, Borsodi, Branik, Coors Light, Jelen, Kamenitza, Niksicko, Noroc, Ostravar, Ozujsko, Sharp's Doom Bar and Worthington's, as well as a number of smaller regional ale brands in the U.K., Republic of Ireland and Central Europe. The European business has licensing agreements with various other brewers through which it also brews or distributes Beck's, Belle-Vue Kriek brands, Hoegaarden, Leffe, Lowenbrau, Löwenweisse, Spaten and Stella Artois in certain Central European countries. Additionally, starting in January 2015, we now also distribute Corona Extra, Modelo Especial, Negra Modelo and Pacifico Clara throughout the Central European countries in which we operate. In the U.K., we also sell the Cobra brands through the Cobra Beer Partnership Ltd. joint venture and the Grolsch brands through a joint venture with Royal Grolsch N.V., and are the exclusive distributor for several brands which are sold under license, including Singha. Additionally, in order to be able to provide a full line of beer and other beverages to our U.K. on-premise customers, we sell "factored" brands, which are third-party beverage brands for which we provide distribution to retail, typically on a non-exclusive basis.
Our core brands sold in our international markets as part of our MCI segment include Coors Light and Staropramen. Other brands sold in our international markets, including brands sold under export and license agreements, include Blue Moon, Carling, Cobra, Corona and Molson Canadian. We also market and sell brands unique to these international markets which include Coors, Coors 1873, Coors Extra, Coors Gold, Iceberg 9000, King Cobra and Zima.

Our Segments
In 2014, we operated the following segments: Canada, the U.S., Europe and MCI. A separate operating team manages each segment and each segment manufactures, markets, and sells beer and other beverage products.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Segment Reporting" of the Notes for information relating to our segments and operations, including financial and geographic information. For certain risks attendant to our operations, refer to Part I—Item 1A, Risk Factors.
Canada Segment
We are Canada's second-largest brewer by volume and North America's oldest beer company. Our market share of the Canada beer market in 2014 was approximately 37%. We brew, market, sell and distribute a wide variety of beer brands nationally. Our portfolio has leading brands in all major product and price segments. Our focus and investment is on Canada core brands, primarily Coors Light and Molson Canadian, as well as other key owned brands, including Carling, Coors Banquet, Creemore Springs, Granville Island, Molson Dry, Molson Export, Pilsner and Rickard's and strategic distribution partnerships, including those with Heineken. In 2014, Coors Light had an approximate 13% market share and was the second largest selling beer brand in Canada, and Molson Canadian had an approximate 7% market share and was the third largest selling beer in Canada.
The Canada segment also includes our partnership arrangements related to the distribution of beer in Ontario, Brewers' Retail Inc. ("BRI"), and in the Western provinces, Brewers' Distributor Ltd. ("BDL"). BRI and BDL are accounted for under the equity method of accounting. BRI is currently owned by MCC, Labatt Breweries of Canada LP (a subsidiary of ABI) and Sleeman Breweries Ltd. (a subsidiary of Sapporo International), and BDL is jointly owned by MCC and Labatt Breweries of Canada LP.
Sales and Distribution
In Canada, provincial governments regulate the beer industry, particularly with regard to the pricing, mark-up, container management, sale, distribution and advertising of beer. Distribution and the retail sale of alcohol products involve a wide range and varied degree of Canadian government control through their respective provincial liquor boards. In 2014, approximately 18% of our Canada segment beer volume was sold on-premise in bars and restaurants, and the other 82% was sold off-premise in convenience stores, grocery stores, liquor stores and other retail outlets.
Province of Ontario
In Ontario, beer may only be purchased at retail outlets operated by BRI, at government-regulated retail outlets operated by the Liquor Control Board of Ontario, at approved agents of the Liquor Control Board of Ontario, or at any bar, restaurant, or tavern licensed by the Liquor Control Board of Ontario to sell alcohol for on-premise consumption. We, together with certain other brewers, participate in the ownership of BRI in proportion to provincial market share relative to other brewers in the ownership group. These BRI retail outlets operate under The Beer Store name. Brewers may deliver directly to BRI's outlets or may choose to use BRI's distribution centers to access retail stores in Ontario, the Liquor Control Board of Ontario system and licensed establishments.
In January 2015, BRI, with our endorsement, announced a proposed change in ownership structure allowing all other Ontario based brewers, regardless of size, the ability to participate in the ownership of BRI. As part of this proposed change, two new share classes will be created and the board of directors will be expanded to include representation for these new ownership classes. New owners will be subject to the same fee structure as the current owners, with the exception of smaller brewers, who will have discounted fees, as they will not be required to fund certain costs associated with capital investment in new stores or pension and benefits. Under the new ownership structure, BRI will continue to operate on a break-even basis, and all Ontario brewers will benefit from the low-cost and high efficiency nature of the system. Further, the new owners will have the ability to appoint a representative to the executive committee that will work with management on the day-to-day operations of the business.
Province of Québec
In Québec, the distribution and sale of beer is governed by the Quebec Alcohol Corporation ("SAQ"). Beer is distributed to retail outlets directly by each brewer or through independent agents. We are the agent for the licensed brands we distribute. The brewer or agent distributes the products to permit holders for retail sales for on-premise consumption. Québec retail sales for off-premise consumption are made through grocery and convenience stores, as well as government operated outlets.

Province of British Columbia
In British Columbia, the government's Liquor Distribution Branch controls the regulatory elements of distribution of all alcohol products in the province. BDL, which we co-own with ABI, manages the distribution of our products throughout British Columbia. Consumers can purchase beer at any Liquor Distribution Branch retail outlet, at any independently owned and licensed retail store or at any licensed establishment for on-premise consumption. Establishments licensed primarily for on-premise alcohol sales may also be licensed for off-premise consumption.
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
We source barley malt from one primary provider, from which we have a committed supply through 2016. Hops are purchased from a variety of global suppliers in the U.S., Europe, and New Zealand through contracts that vary in length based on market conditions and cover our supply requirements through at least 2015. Other starch brewing adjuncts are sourced from two main suppliers, both in North America. Water used in the brewing process is from local sources in the communities where our breweries operate. We do not currently anticipate future difficulties in accessing water or agricultural products used in our brewing process in the near term.
Brewing and Packaging Facilities
We operate seven breweries, strategically located throughout Canada. These locations brew and package all owned and certain licensed brands sold in, and exported from, Canada. See Item 2, "Properties" for further detail.
Packaging Materials
We single source glass bottles and have a committed supply through December 2016. We source lids and cans from two primary providers with contracts ending February 2016 and December 2016, respectively. We currently utilize a hedging program for aluminum requirements and related transportation and storage costs in Canada. The distribution systems in each province generally provide the collection network for returnable bottles and aluminum cans. The standard bottle for beer brewed in Canada is the 341 ml returnable bottle and represents the vast majority of our bottle sales. Bottle sales have declined as we have experienced a shift in consumers' preference toward aluminum cans. This standard returnable bottle requires significant investment behind our returnable bottle inventory and bottling equipment. Therefore, the trend away from returnable bottles could result in higher fixed cost deleverage related to these assets and an ultimate decreased need for these assets that support this packaging, which could adversely impact profitability. A limited number of kegs are purchased every year, and we have no long-term supply commitment. Crowns, labels, corrugate, and paperboard are purchased from a small number of sources unique to each product under contracts ending between December 31, 2015, and December 31, 2016. We do not currently anticipate future difficulties in accessing any of our required packaging materials in the near term. The following table reflects the percentage of total sales volumes (excluding imports) for each of the last five years by type of packaging material.

	2014	2013	2012	2011	2010
Aluminum cans	49%	46%	42%	39%	34%
Bottles	40%	43%	47%	51%	56%
Stainless steel kegs	11%	11%	11%	10%	10%

Contract Manufacturing
We have an agreement with North American Breweries, Inc. ("NAB") to brew, package and ship Labatt trademark brands to the U.S. market through 2020. We also have an agreement with Asahi Breweries, Ltd. to brew and package Asahi Super Dry and Asahi Select to the U.S. market through early 2017.
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
Known Trends and Competitive Conditions
2014 Canada Beer Industry Overview
The Canadian brewing industry is a mature market. It is characterized by aggressive competition for volume and market share from regional brewers, microbrewers and certain foreign brewers, as well as our main domestic competitor. These competitive pressures require significant annual investment in marketing and selling activities. In 2014, the Ontario and Québec markets accounted for approximately 60% of the total beer market in Canada.
There are three major beer price segments: above premium, which includes craft and most imports; premium, which includes the majority of domestic brands and the light sub-segment; and value (below premium). Since 2001, the premium beer segment in Canada has gradually lost volume to the above premium and value segments.
For each of the five years ended December 31, 2008, Canada beer industry shipments annual average growth rate approximated 1%. Since that time, the beer industry has been weak, with declines in five of the last six years. Aging population, a stalled economy and strong competition from other alcohol beverages have been main contributors to the declining state of the beer industry.
The following table summarizes the estimated percentage market share by volume of beer (including adjacencies, such as cider) and other alcohol beverages as a component of the overall Canadian alcohol market over the last five years, for which data is currently available. We anticipate that 2014 data, when available, will reflect a continuation of the recent consumer trends.

	2013	2012	2011	2010	2009
Beer	48%	49%	50%	51%	51%
Other alcohol beverages	52%	51%	50%	49%	49%
Our Competitive Position
Our brands compete with competitor beer brands and other alcohol beverages, including wine and spirits, and thus our competitive position is affected by consumer preferences among these other categories. Our brand portfolio gives us strong representation in all major beer segments.
The Canada brewing industry is composed principally of two major brewers, MCBC and ABI. The following table summarizes the estimated percentage share of the Canadian beer market represented by MCBC, ABI and all other brewers over the last five years. Note that the sum of the percentages below may not equal 100% due to rounding. Current year percentages reflect estimates based on market data currently available.

	2014	2013	2012	2011	2010
MCBC share(1)	37%	39%	40%	41%	42%
ABI share(1)	43%	40%	41%	41%	41%
Others' share	21%	20%	19%	18%	17%

(1)
The decrease in MCBC share and increase in ABI share from 2013 to 2014 is primarily the result of ABI's acquisition of Grupo Modelo S.A.B. de C.V. ("Modelo") in 2013. Subsequent to the termination of Modelo Molson Imports, L.P.

("MMI"), our joint venture with Modelo in Canada, in the first quarter of 2014, the Modelo brands are now distributed by ABI in Canada.
Regulation
In Canada, provincial governments regulate the production, marketing, distribution, selling and pricing of beer (including the establishment of minimum prices), and impose commodity taxes and license fees in relation to the production, distribution and sale of beer. Effective August 1, 2014, an equalization and standardization of excise taxes between distribution channels was implemented in Quebec. This resulted in a 26% increase and corresponding 23% decrease in excise tax rates applicable to off-premise and on-premise sales, respectively. Furthermore, the negative impact of the 3% overall net increase in excise tax rates was accentuated by the fact that the majority of our beer volume sold in Quebec is consumed off-premise. Previously, effective November 21, 2012, increases of over 20% were implemented for both off-premise and on-premise excise tax rates in Québec. In addition, the federal government regulates the advertising, labeling, quality control, and international trade of beer, and also imposes commodity taxes on both domestically produced and imported beer. In 2014, our Canada segment excise taxes were approximately $71 per hectoliter sold on a reported basis. Further, certain bilateral and multilateral treaties entered into by the federal government, provincial governments and certain foreign governments, especially with the United States, affect the Canadian beer industry.
In April 2014, the Ontario Premier's Advisory Council on Government Assets began a review that included evaluating the BRI distribution model. The ultimate consequences to the current BRI distribution model are not yet determined but could have a significant financial impact to our Canadian business. Refer to Part I—Item 1A, Risk Factors for risks associated with the regulatory environment in Canada.
United States Segment
MillerCoors is the second largest brewer by volume in the U.S., selling approximately 27% of the total 2014 U.S. brewing industry shipments (excluding exports). MillerCoors was formed on July 1, 2008, as a joint venture between MCBC and SABMiller. Each party contributed its U.S. and Puerto Rico businesses and related operating assets and certain liabilities. The percentage interests in the profits of MillerCoors are 58% for SABMiller and 42% for MCBC. Voting interests are shared 50% - 50%, and MCBC and SABMiller have equal board representation within MillerCoors. Both parties to the MillerCoors joint venture are currently able to transfer their economic and voting interest, however, certain rights of first refusal will apply to any assignment of such interests. Our interest in MillerCoors is accounted for under the equity method of accounting.
Prior to the formation of MillerCoors, MCBC produced, marketed, and sold the MCBC portfolio of brands in the U.S. and its territories, and its U.S. operating segment included the results of the Rocky Mountain Metal Container ("RMMC") and Rocky Mountain Bottle Company ("RMBC") joint ventures. Effective July 1, 2008, MCBC's equity investment in MillerCoors represents our U.S. operating segment.
Sales and Distribution
In the United States, beer is generally distributed through a three-tier system consisting of manufacturers, distributors and retailers. A national network of approximately 450 independent distributors purchases MillerCoors' products and distributes them to retail accounts. In 2014, approximately 17% of MillerCoors' beer volume was sold on-premise in bars and restaurants, and the other 83% was sold off-premise in convenience stores, grocery stores, liquor stores and other retail outlets. MillerCoors wholly owns one distributorship, which handled less than 1% of its total volume in 2014.
Manufacturing, Production and Packaging
Brewing Raw Materials
MillerCoors uses the highest quality ingredients to brew its products. MillerCoors malts a portion of its production requirements, using barley purchased under yearly contracts from independent farmers located in the western United States. Other barley, malt, and cereal grains are purchased from suppliers primarily in the U.S. Hops are purchased from suppliers in the U.S., New Zealand and certain European countries. MillerCoors leases water rights, including leasing from MCBC for water usage in Colorado, to provide for and to sustain brewing operations in case of a prolonged drought in the regions for which it has operations. MillerCoors does not currently anticipate future difficulties in accessing water or agricultural products used in its brewing process in the near term.
Brewing and Packaging Facilities
MillerCoors operates nine breweries, two packaging facilities and one cidery, which produce MillerCoors products. MillerCoors imports Molson brands and Worthington's from MCBC and Peroni Nastro Azzurro, Pilsner Urquell, Grolsch and other import brands from SABMiller.

Packaging Materials
Approximately 64% of U.S. products sold were packaged in aluminum cans or bottles in 2014. A portion of the aluminum containers were purchased from RMMC, a joint venture between MillerCoors and Ball Corporation ("Ball"), whose production facilities are located near MillerCoors' brewery in Golden, Colorado. In addition to the supply agreement with RMMC, MillerCoors has a supply agreement with Ball to purchase cans and ends in excess of what is supplied through RMMC. In 2011, MillerCoors signed a 10-year contract extension with Ball to extend the RMMC joint venture agreement along with the can and end purchase agreements, both of which will expire December 31, 2021. Approximately 27% of U.S. products sold in 2014 were packaged in glass bottles, of which a portion was provided by RMBC, a joint venture between MillerCoors and Owens-Brockway Glass Container, Inc. ("Owens"). The joint venture with Owens expires in 2015. MillerCoors and Owens entered into a new supply agreement effective January 1, 2015 for glass bottle requirements in excess of RMBC's production. The approximate remaining 9% of U.S. production volume sold in 2014 was packaged in half, quarter, and one-sixth barrel stainless steel kegs. A limited number of kegs are purchased each year, and there is no long-term supply agreement. Crowns, labels, corrugate and paperboard are purchased from a small number of sources unique to each product. In recent years, we have experienced a slight shift in the allocation among different packaging types toward aluminum cans and bottles and away from glass bottles. In general, aluminum cans allow for lower packaging costs compared to other types of packaging materials. MillerCoors does not currently anticipate difficulties in accessing packaging products in the near term.
Contract Manufacturing
MillerCoors has an agreement to brew, package and ship products for Pabst Brewing Company through June 2020. Additionally, MillerCoors produces beer under contract for our Canada and MCI segments and for SABMiller.
Seasonality of the Business
Total industry volume in the U.S. is sensitive to factors such as weather, changes in demographics, consumer preferences and drinking occasions. Weather conditions consisting of high temperatures and extended periods of warm weather favor increased consumption of our products, while unseasonably cool or wet weather, especially during the summer months, adversely affects our sales volumes and net sales. Accordingly, consumption of beer in the U.S. is seasonal, with approximately 38% of industry sales volume typically occurring during the warmer months from May through August.
Known Trends and Competitive Conditions
2014 U.S. Beer Industry Overview
The beer industry in the United States is highly competitive, and the two largest brewers, ABI and MillerCoors together represented the majority of the market in 2014. The formation of MillerCoors in 2008 created a stronger U.S. presence for MCBC with the scale, operational efficiency and distribution platform to compete more effectively in the U.S. marketplace. Growing or even maintaining market share has required significant investments in marketing. From 1998 to 2008, the U.S. beer industry shipments annual growth rate approximated 1%, compared with declines ranging from 1% to 2% in each of the years 2009, 2010 and 2011. With ideal weather conditions, industry volumes improved slightly in 2012, growing approximately 1%. However, in 2013 the industry saw a decline of approximately 1% to 2%, and in 2014, the industry grew slightly, by less than 1%.
The 2009 to 2011 and 2013 declines in the U.S. beer industry have been partially attributed to relatively poor economic conditions. High rates of unemployment, declining labor participation rates, and lower consumer confidence have negatively affected the legal age key beer drinkers' purchasing behaviors. In addition, per capita beer consumption has declined as consumer preference shifts to higher alcohol, full calorie beers, as well as wine, spirits and other alcohol beverages. While economic conditions have improved slightly in 2014, competition from outside of the beer category continues to be a challenge for the industry.
The following table summarizes the estimated percentage market share by volume of beer (including adjacencies, such as cider) and other alcohol beverages as a component of the overall U.S. alcohol market over the last five years, for which data is currently available. We anticipate that 2014 data, when available, will reflect a continuation of the recent consumer trends.

	2013	2012	2011	2010	2009
Beer	52%	53%	53%	54%	55%
Other alcohol beverages	48%	47%	47%	46%	45%

Our Competitive Position
The MillerCoors portfolio of beers competes with numerous above-premium, premium, and economy brands. These competing brands are produced by international, national, regional and local brewers. MillerCoors competes most directly with ABI brands, but also competes with imported and craft beer brands. The following table summarizes the estimated percentage share of the U.S. beer market represented by MillerCoors, ABI and all other brewers over the last five years. Note that current year percentages reflect estimates based on market data currently available.

	2014	2013	2012	2011	2010
MillerCoors share	27%	28%	29%	29%	30%
ABI share	46%	47%	48%	48%	50%
Others' share	27%	25%	23%	23%	20%
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
Governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. In 2014, excise taxes on malt beverages were approximately $16 per hectoliter sold on a reported basis. State excise taxes are levied in specific states at varying rates. Refer to Part I—Item 1A, Risk Factors for risks associated with the regulatory environment in the U.S.
Europe Segment
We are the second largest brewer by volume, on a combined basis, within the European countries in which we operate, with an approximate aggregate 20% market share (excluding factored products) in 2014. The majority of our European segment sales are in the U.K., Croatia and Czech Republic. Our portfolio includes beers that have the largest share in their respective countries, such as Carling in the U.K., Jelen in Serbia, Ozujsko in Croatia and Niksicko in Montenegro. We have beers that rank in the top three in market share in countries throughout the region, including Kamenitza in Bulgaria, Staropramen in Czech and Borsodi in Hungary. We also brew and distribute Beck's, Lowenbrau, Spaten and Stella Artois under license agreements with ABI companies, and beginning January 2015, we now also distribute certain of the Modelo brands throughout the Central European countries in which we operate. Additionally, our Europe segment includes our consolidated joint venture arrangements for the production and distribution of Grolsch and Cobra brands in the U.K. and Republic of Ireland and factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us).
Sales and Distribution
In Europe, beer is generally distributed through either a two-tier system consisting of manufacturers and retailers, or a three-tier system consisting of manufacturers, distributors and retailers. Most of our beer in the U.K. is sold directly to retailers. We have an agreement with Tradeteam Ltd. ("Tradeteam", a subsidiary of DHL) to provide the distribution of our products throughout the U.K. through 2023. It is also common in the U.K. for brewers to distribute beer, wine, spirits, and other products owned and produced by other companies, which we refer to as factored brands, to the on-premise channel (bars and restaurants). Approximately 18% of our Europe segment net sales in 2014 represented factored brands. Factored brand sales are included in our net sales and cost of goods sold, but are not included in our reported volumes.
Generally, over the years, volumes in Europe have shifted from the higher margin on-premise channel, where products are consumed in pubs and restaurants, to the lower margin off-premise channel, also referred to as the "take-home" market.

Off-Premise Channel

In Europe, the off-premise channel includes sales to supermarkets, convenience stores, liquor stores, distributors, and wholesalers. The off-premise channel accounted for approximately 60% of our Europe sales volume in 2014. The off-premise channel has become increasingly concentrated among a small number of super-store chains, placing increasing downward pressure on beer pricing.
On-Premise Channel
The on-premise channel includes sales to pubs and restaurants. The on-premise channel accounted for approximately 40% of our Europe sales volume in 2014. The installation and maintenance of draught beer dispensing equipment in the on-premise channel is generally the responsibility of the brewer. Accordingly, we own refrigeration units and other equipment used to dispense beer from kegs to consumers that are used in on-premise outlets. This includes beer lines, cooling equipment, taps, and counter mounts.
Similar to other brewers, we utilize loans in securing supply relationships with customers in the on-premise market in the U.K. These loans can be granted at below-market rates of interest, with the outlet purchasing beer at lower-than-average discount levels to compensate. We reclassify a portion of sales revenue to interest income to reflect the economic substance of these loans. See Part II—Item 8 Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" of the Notes for additional information.
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
Manufacturing, Production and Packaging
Brewing Raw Materials
We use the highest quality water, barley, malt and hops to brew our products. During 2014, our malt requirements were sourced from both owned production and third party suppliers. We produced 38% of our total required malt from our malt-house in the U.K., using barley sourced through two suppliers with commitments until 2014 and 2016, respectively. In 2015, we entered into an agreement to sell our malting facility in the U.K. and, concurrent with the sale, entered into a long term contract with the purchaser of the facility to replace the malt that we previously produced. We have also entered into long term contracts with two suppliers for an additional 50% of our required malt which expire at the end of 2015 and 2020, respectively. Our remaining requirements are purchased on a spot basis from various maltsters in the region. Hops are purchased under various contracts with suppliers in Germany, the U.S. and the U.K., which cover our requirements through 2015. Adjuncts are purchased under various contracts with local producers, which are typically crop year contracts commencing in October of each year. Water used in the brewing process is sourced from various wells and through water rights and supply contracts. We do not currently anticipate future difficulties in accessing required water or agricultural products used in our brewing process in the near term.
Brewing and Packaging Facilities
We operate thirteen breweries in Europe, which brew and package brands sold in Europe. Following the termination of our distribution agreement with Heineken in the U.K., and upon completion of a strategic review of our European supply chain network, management has made a proposal to close our brewing facility in Alton, Hampshire, U.K. in 2015. See Item 2, "Properties" for additional information.
Packaging Materials
Approximately 30% of our Europe volumes sold in 2014 were packaged in bottles, with a significant majority in returnable bottles. We are currently negotiating long-term supply agreements for our bottle requirements and do not currently anticipate difficulty in resourcing our requirements in the near future. We used kegs and casks for approximately 29% of volume sold in Europe in 2014. A limited number of steel kegs are purchased each year, and we are currently negotiating the agreement for our steel keg requirements for 2015. Cans represent approximately 23% of our Europe volumes sold in 2014. We have long term contracts with four providers for our required supply of cans. Approximately 18% of our Europe volume sold in 2014 consisted of products packaged in recyclable plastic containers for which we are currently negotiating agreements for our 2015 requirements with various manufacturers in the region. Crowns, labels and corrugate are purchased from sources unique to each category. The allocation amongst different packaging types did not significantly change over the past five years. We do not currently foresee future difficulties in accessing these or other packaging materials in the near term.
Contract Manufacturing
We have a contract brewing and kegging agreement with Heineken whereby we produce and package the Foster's and Kronenbourg brands in the U.K. In December 2013, we entered into an agreement with Heineken to early terminate this arrangement. As a result of the termination, Heineken agreed to pay us an aggregate early termination payment of GBP 13.0 million, of which we received GBP 5.0 million in 2014 and will receive the remainder at the end of the transition period, concluding on April 30, 2015. We also renewed our existing agreement with Heineken, whereby they sell, market and distribute Coors Light in Republic of Ireland, to extend the contract through December 2019. In addition, we have a five year agreement to contract brew ales for Carlsberg through 2016.
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
Known Trends and Competitive Conditions
2014 Europe Beer Industry Overview
We estimate that the Europe beer market declined by approximately 1% in 2014, primarily driven by declines in the overall alcohol market. Since 2010, the off-premise market share has increased in our European markets from 55% to nearly 60% of total volume, and the on-premise market share has declined from 45% to 40%. Europe beer industry retail shipments have declined by approximately 2% in 2013 and approximately 1% in each of 2012 and 2011. These market fluctuations are consistent with the fluctuations within the overall alcohol market in each of the respective years.
The following table summarizes the estimated percentage market share by volume of beer (including adjacencies, such as cider) and other alcohol beverages as a component of the overall European alcohol market, within the countries in which we have production facilities, over the last five years, for which data is currently available. We anticipate that 2014 data, when available, will reflect a continuation of the recent consumer trends.

	2013	2012	2011	2010	2009
Beer	35%	35%	35%	35%	36%
Other alcohol beverages	65%	65%	65%	65%	64%
Our Competitive Position
Our beers compete not only with similar products from competitors, but also with other alcohol beverages, including wines, spirits, and ciders. We believe our brand portfolio gives us strong representation in all major beer categories.
In European countries where we operate, our primary competitors are Heineken, SABMiller, Carlsberg and ABI. The following table summarizes our estimated percentage share of the beer market within the European countries where we operate and our primary competitors over the last five years. Note that current year percentages reflect estimates based on market data currently available.

	2014	2013	2012	2011	2010
MCBC share	20%	20%	20%	20%	21%
Primary competitors' share	59%	59%	60%	60%	59%
Others' share	21%	21%	20%	20%	20%
Regulation
Each country that is part of our Europe segment is either a member of the European Union ("EU") or a current candidate to join, with the exception of Bosnia, which is a potential candidate, and, as such, there are similarities in the regulations that apply to many parts of our Europe segment's operations and products, including brewing, food safety, labeling and packaging, marketing and advertising, environmental, health and safety, employment and data protection regulations. To operate breweries and conduct our business in Europe, we must obtain and maintain numerous permits and licenses from various governmental agencies.

Each country's government levies excise taxes on all alcohol beverages. With the exception of Serbia, Montenegro and Bosnia, all countries' laws on excise taxes are consistent with the directives of the EU. With the exception of Serbia, where a flat excise per hectoliter is used, all European countries use similar measurements based on either alcohol by volume or Plato degrees. In 2014, the excise taxes for our Europe segment were approximately $56 per hectoliter on a reported basis. Refer to Part I—Item 1A, Risk Factors for risks associated with the regulatory environment in Europe.

Molson Coors International Segment
The objective of MCI is to grow and expand our business and brand portfolio in markets, including emerging markets, outside the U.S., Canada and Europe segments. The focus of MCI includes Asia, continental Europe (excluding Central Europe, as it is a part of the Europe segment), Latin America (including South America), the Caribbean (excluding Puerto Rico, as it is a part of the U.S. segment) and Australia. The MCI portfolio of beers compete within the above-premium category in most of our markets. Our principal competitors include large global brewers, as well as local brewers. As MCI's objective is to grow and expand our business, we are developing scale to build market share in the countries where we operate. Many of the markets in which we operate are considered emerging beer markets, with other brewers controlling the majority of the market share. Our beers compete not only with similar products from competitors, but also with other alcohol beverages, including wines, spirits, and ciders, and thus our competitive position is affected by consumer preferences between and among these other categories.
Standalone Business
Our standalone operations are in the Asia region and are based in India, Japan and China.
Our consolidated joint venture in India gives us a 51% share and operational control of Molson Coors Cobra India ("MC Cobra India") which operates a brewery in the state of Bihar. MC Cobra India produces, markets and sells a beer portfolio consisting of Cobra, Iceberg 9000, King Cobra and Royal Brew in select Indian states. MC Cobra uses the highest quality ingredients to brew its products, which are sourced through various contracts with local suppliers. We do not foresee any significant risk of disruption in the supply of these raw materials or brewing inputs in the near term.
In Japan our focus is on the marketing and selling of the Blue Moon, Coors Light and Zima brands. We are also currently renegotiating our contract with ABI to continue to sell and distribute the Modelo brands. These brands are imported into Japan and are sold through independent wholesalers to both the on-premise and off-premise channels.
Our China business is focused on growing the Coors family of brands and Carling, which are produced under a contract brewing agreement in China. All brands are marketed and sold through independent wholesalers primarily in the on-premise channel.
Export Business
Our export business focuses on expanding the reach of our international brands which are exported from our breweries in the U.S., U.K. and Czech Republic. The brands sold include Blue Moon, Carling, Cobra, Coors 1873, Coors Light and Staropramen.

In Latin America and the Caribbean, our products, primarily Coors Light, are sold through agreements with independent distributors. We also sell our brands, primarily Staropramen, in several countries in Europe and Blue Moon and Coors in Australia.
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
Other Information
Global Intellectual Property
We own trademarks on the majority of the brands we produce and have licenses for the remainder. We also hold several patent and design registrations with expiration dates through 2038 relating to beer dispensing systems, packaging and certain other innovations. We are not reliant on patent royalties for our financial success. Therefore, these expirations are not expected to have a significant impact on our business.
Corporate Responsibility
Corporate responsibility to sustainability, or Our Beer Print, is integral to our business strategy. We are committed to sustainable growth while improving the impact we have on our communities, people and the environment. Since 2012 we have been listed on the Dow Jones Sustainability World Index, and were named Beverage Sector Leader in 2012 and 2013. Our approach to reducing Our Beer Print is outlined in our 2020 Sustainability Strategy outlined on our website at www.molsoncoors.com. Launched in 2013, our 2020 Sustainability Strategy integrates how we manage energy, greenhouse gas emissions, water and solid waste and sets out how we intend to meet our 2020 ambitions. The cornerstone of our 2020 Sustainability Strategy is a commitment to invest in waste water treatment and generate clean energy from this waste stream. These investments will alleviate the impact of our operations on municipal water treatment resources, reduce our reliance on fossil fuels and save greenhouse gas emissions.
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
Employees
As of the end of 2014, we have approximately 9,100 full-time employees within MCBC globally, including 2,450 within our Canada segment, 6,000 employees within our Europe segment, 450 employees within our MCI segment in various countries around the world, and 200 employees in our Corporate headquarters in Colorado. Additionally, MillerCoors has approximately 8,300 employees. There have been no significant changes in our number of employees since December 31, 2014.
Financial Information about Foreign and Domestic Operations and Export Sales
See Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Segment Reporting" of the Notes for discussion of sales, operating income and identifiable assets attributable to our country of domicile, the United States, and all foreign countries.
Available Information
We file with, or furnish to, the SEC reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available free of charge on our corporate website (www.molsoncoors.com) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies of any materials we file with the SEC can be obtained at www.sec.gov or at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the public reference room is available by calling the SEC at 1-800-SEC-0330. The foregoing website addresses are provided as inactive textual references only. The information provided on our website (or any other website referred to in this report) is not part of this report and is not incorporated by reference as part of this report.

Executive Officers
The following tables set forth certain information regarding our executive officers as of February 12, 2015:

Name	Age	Position
Mark R. Hunter	52	President, Chief Executive Officer and a Director of MillerCoors LLC
Krishnan Anand	57	President and Chief Executive Officer of Molson Coors International
Peter H. Coors	68	Chairman of the Board of the Company, Executive Director of Coors Brewing Company and Chairman of the Board of MillerCoors LLC
Stewart F. Glendinning	49	President and Chief Executive Officer of Molson Coors Canada
Gavin D. Hattersley	52	Chief Financial Officer and a Director of MillerCoors LLC
Simon J. Cox	47	President and Chief Executive Officer of Molson Coors Europe
Celso L. White	53	Chief Supply Chain Officer and a Director of MillerCoors LLC
Samuel D. Walker	56	Chief People and Legal Officer, Corporate Secretary and a Director of MillerCoors LLC
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
Risks Specific to Our Company
The global beer industry is constantly evolving, and our position within the global beer industry and our markets in which we operate may fundamentally change. If we do not successfully transform along with the evolving industry and market dynamics, then the result could have a material adverse effect on our business and financial results.  The brewing industry has significantly evolved over the years becoming an increasingly global beer market. For many years, the industry operated primarily on local presence with modest international expansion achieved through export, license and partnership arrangements, whereas it has now become increasingly complex as the consolidation of brewers has occurred globally resulting in fewer major global market participants. At the same time, smaller local brewers within certain geographies are seeing accelerated growth as consumers increasingly place value on locally-produced, regionally-sourced products. As a result of the increased global consolidation of brewers and the dynamic of an expanding new segment within the industry with new market entrants, the markets in which we operate, particularly the more mature markets, may evolve at a disadvantage to our current market position and local governments may intervene, which may fundamentally accelerate transformational changes to such markets. For example, U.S. and Canada beer markets have long consisted of a select number of significant market participants with government-regulated routes to market. However, recent evolution in these markets and emerging changes to consumer preferences have introduced a significant expansion of market entrants and resulted in increased consumer choice and market competition, as well as increased government scrutiny. Specifically, in Canada changes to the existing historical framework of regulations, distribution models, and packaging requirements, such as government-owned retail outlets and industry standard returnable bottles may be disadvantageous to us. Currently, in Ontario and other provinces, provincial governments are reviewing this historical foundation as a result of this market evolution and increased demand by some for government intervention to enhance competition and choice. As further described below, in addition to these risks related to growing competition and market evolution, the existing Ontario distribution models may be changed in ways that are unfavorable to us and the industry standard returnable bottle agreement may change in ways that adversely impact our operating model across Canada. If we are unsuccessful in evolving with, and navigating through, the changes to the markets in which we operate, the above risk could result in a material adverse effect on our business and financial results.
Competition in our markets could require us to reduce prices or increase capital and other expenditures or cause us to lose sales volume, any of which could have a material adverse effect on our business and financial results.    In most of our markets, our primary competitors have substantially greater financial, marketing, production and distribution resources than we do, and are more diverse in terms of their geographies and brand portfolios. In all of the markets in which we operate, aggressive marketing strategies, such as reduced pricing, brand positioning, and increased capital investments by these competitors could have a material adverse effect on our business and financial results. In addition, continuing consolidation among major global brewers may lead to stronger or new competitors, loss of partner brands, negative impacts on our distributor networks and predatory marketing and pricing tactics by competitors. Further, distributor consolidation could reduce our ability to promote our brands in the market in a manner that enhances rather than diminishes their value, as well as reducing our ability to manage our pricing effectively. These factors could result in lower margins or loss of market share, due to increased pressures for reduced pricing or difficulties in increasing prices while remaining competitive within our markets, as well as the need for increased capital investment, marketing and other expenditures. Moreover, several of our major markets are mature, so growth opportunities may be more limited to us than to our competitors. The above risk, if realized, could result in a material adverse effect on our business and financial results.
Our success as an enterprise depends largely on the success of relatively few products in several mature markets specific to the beer industry; if consumer preferences shift away from our products or consumption of our products decline, our business and financial results could be materially adversely affected.    Our Coors Light and Molson Canadian brands in Canada, Coors Light and Miller Lite brands in the U.S., and Carling, Jelen, Ozujsko and Staropramen brands in Europe represented half of each respective segment's sales volumes in 2014. Additionally, several of our brands represent a significant share of their respective market, therefore volatility in these markets could disproportionately impact the performance of these brands. Consequently, any material shift in consumer preferences away from these brands, or from the categories in which they compete, could have a material adverse effect on our business and financial results. Consumer preferences and tastes may shift away from our brands or beer generally due to, among others, changing taste preferences, demographics, downturn in economic conditions or perceived value, as well as changes in consumers' perception of our brands due to negative publicity, regulatory actions or litigation. Additionally, in some of our major markets, specifically Canada and the U.S., there has been a recent shift in consumer preferences within the total beer market away from premium brands to "craft beer" produced by small, regional microbreweries, as well as a shift within the total alcohol beverage market from beer to wine and spirits. Moreover, several of our major markets are mature and we have significant share, therefore small movements in consumer preference can disproportionately impact our results. As a result, a shift in consumer preferences away from our products or beer could result in a material adverse effect on our business and financial results.
Continued weak, or further weakening of, economic conditions in the markets in which we do business could have a material adverse effect on our business and financial results. Beer consumption in many of our markets is closely tied to general economic conditions and a significant portion of our portfolio consists of premium and above premium brands. Difficult macroeconomic conditions in our markets, such as decreases in per capita income and level of disposable income driven by increases to inflation, income taxes, the cost of living, unemployment levels, political or economic instability or other country specific factors could have an adverse effect on the demand for our products. For example, during the second quarter of 2014, the Balkans region experienced significant flooding which further exacerbated the existing economic pressures in the area, resulting in an increased consumer trend toward value brands within the impacted markets. This trend, along with other contributing factors, led to a decrease in sales volumes in the region, as well as impairments of our Jelen brand in Serbia and Ozujsko brand in Croatia, which were recorded in the third quarter of 2014. A continuation of this trend or further deterioration of the current economic conditions could result in a material adverse effect on our business and financial results.
We may incur impairments of the carrying value of our goodwill and other intangible assets.    In connection with various business combinations, we have historically allocated material amounts of the related purchase prices to goodwill and other intangible assets that are considered to have indefinite useful lives. These assets are tested for impairment at least annually, using estimates and assumptions affected by factors such as economic and industry conditions and changes in operating performance. Additionally, in conjunction with the brand impairment tests, we also reassess each brand's indefinite-life classification. Potential resulting charges from an impairment of goodwill or brand intangible, as well as reclassification of an indefinite-lived to a definite-lived brand intangible, could have a material adverse effect on our results of operations. For example, the results of our initial 2014 indefinite-lived intangible asset testing performed as of July 1, 2014, indicated that the fair value of our Jelen and Ozujsko indefinite-lived brand intangible assets within our Europe segment were below their respective carrying values. As a result, we recorded an aggregate impairment charge of $360.0 million recorded within special items in our consolidated statements of operations during the third quarter of 2014.
Our most recent impairment analysis, conducted as of October 1, 2014, the first day of our fiscal fourth quarter, indicated that the fair value of our Europe and Canada reporting units were at risk of failing step one of the goodwill impairment test. The fair value of the Europe and Canada reporting units were estimated at approximately 14% and 11% in excess of their carrying values, respectively. Additionally, the fair value of the Jelen, Ozujsko and Niksicko indefinite-lived brands in Europe, and the Molson core brands in Canada, were also at risk of failing the quantitative analysis of the indefinite-lived intangible asset impairment test as of October 1, 2014. The Europe and Canada reporting units, and the Jelen, Ozujsko and Niksicko brands in Europe and Molson core brands in Canada, are therefore at risk of a future impairment in the event of significant unfavorable changes in the forecasted cash flows (including significant delays in projected macroeconomic recovery or prolonged adverse economic conditions), terminal growth rates, market transaction multiples and/or weighted-average cost of capital utilized in the discounted cash flow analysis. Any future impairment of the Europe or Canada reporting units or Jelen, Ozujsko, Niksicko, Molson or other brands, or reclassification of indefinite-lived brands to definite-lived, may result in material charges that could have a material adverse effect on our business and financial results. Additionally, the testing of our goodwill for impairment is predicated upon our determination of our reporting units. Any change to the conclusion of our reporting units or the aggregation of components within our reporting units could result in a different outcome to our annual impairment test. See Part II—Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates and Part II—Item 8 Financial Statements and Supplementary Data, Note 12, "Goodwill and Intangible Assets" of the Notes for additional information related to the results of our annual impairment testing.
Termination of one or more manufacturer/distribution agreements could have a material adverse effect on our business and financial results.    We manufacture and/or distribute products of other beverage companies through various joint venture, licensing, distribution, contract brewing or other similar arrangements. The loss of one or more of these arrangements, as a result of industry consolidation or otherwise, could have a material adverse effect on our business and financial results. For example, during 2014 we entered into an agreement with Miller Brewing Company (“Miller”) to terminate the license agreement between Miller and MCC, which, when consummated in 2015, will have an adverse effect on our Canadian volumes. Additionally, subsequent to ABI's acquisition of Grupo Modelo in 2013, we entered into an agreement to accelerate the termination of our MMI joint venture that imports, distributes and markets the Modelo beer brand portfolio across all Canadian provinces and territories, which resulted in an adverse impact on our 2014 Canadian volumes upon final termination in the first quarter of 2014.
Changes in various supply chain standards or agreements could have a material adverse effect on our business and financial results.    Our business includes various joint venture and industry agreements which standardize parts of the supply chain system. An example includes our warehousing and customer delivery systems organized under joint venture agreements with other brewers. Any negative change in these agreements or material terms within these agreements could have a material adverse effect on our business and financial results.
We rely on a small number of suppliers to obtain the packaging materials we need to operate our business. The inability to obtain materials could unfavorably affect our ability to produce our products.    We purchase certain types of packaging materials including aluminum cans and bottles, glass bottles and paperboard from a small number of suppliers. Consolidation of packaging materials suppliers has reduced local supply alternatives and increased risks of supply disruptions. The inability of any of these suppliers to meet our production requirements without sufficient time to develop an alternative source could have a material adverse effect on our business and financial results.
Risks associated with operating our joint ventures may materially adversely affect our business and financial results. We have entered into several joint ventures, including our MillerCoors joint venture in the United States and Puerto Rico with SABMiller. We may enter into additional joint ventures in the future. Our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with our goals or with the goals of the joint venture. In addition, we compete against our joint venture partners in certain of our other markets. Disagreements with our business partners may impede our ability to maximize the benefits of our partnerships. Our joint venture arrangements may require us, among other matters, to pay certain costs or to make certain capital investments or to seek our joint venture partner's consent to take certain actions. In addition, our joint venture partners may be unable or unwilling to meet their economic or other obligations under the operative documents, and we may be required to either fulfill those obligations alone to ensure the ongoing success of a joint venture or to dissolve and liquidate a joint venture. For example, we terminated our MMI joint venture that imported, distributed and marketed the Modelo beer brand portfolio across all Canadian provinces and territories, which, since termination in the first quarter of 2014, has had an adverse effect on our Canadian volumes and financial results. The above risk, if realized, could result in a material adverse effect on our business and financial results.
Our operations in developing and emerging markets expose us to additional risks which could harm our business and financial results. We expect our operations in developing and emerging markets to become more significant to our operating results as we continue to further expand internationally. In certain of these markets, we have limited operating experience and may not succeed. In addition to risks described elsewhere in this section, our operations in these markets expose us to additional risks, including: changes in local political, economic, social and labor conditions; restrictions on foreign ownership and investments; repatriation of cash earned in countries outside the U.S.; import and export requirements; increased costs to ensure compliance with complex foreign laws and regulations; currency exchange rate fluctuations; a less developed and less certain legal and regulatory environment, which among other things can create uncertainty with regard to liability issues; longer payment cycles, increased credit risk and higher levels of payment fraud; and other challenges caused by distance, language, and cultural differences.
In addition, as a global company, we are subject to foreign and U.S. laws and regulations designed to combat governmental corruption, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries and a materially negative effect on our brands and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these foreign and U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, there can be no assurance that our employees, business partners or agents will not violate our policies.

Changes to the regulation of the distribution systems for our products could adversely affect our business and financial results.    In our U.S. market, there is a three-tier distribution system that has historically applied to the distribution of products sold through MillerCoors (including our non-U.S. products). That system, consisting of required separation of manufacturers, distributors and retailers, is increasingly subject to legal challenges on the basis that it allegedly interferes with interstate commerce. To the extent that such challenges are successful and require changes to the three-tier system, such changes could have a materially adverse effect on MillerCoors and, consequently, on us. Further, in Canada, our products are required to be distributed through each province's respective provincial liquor board. Additionally, in certain provinces, we rely on our joint venture arrangements, such as BRI and BDL, to distribute our products via retail outlets that are mandated and regulated by provincial government regulators. BRI owns and operates commercial retail outlets, known as The Beer Store, in Ontario, and BDL facilitates the distribution of our products in the Western provinces. Recent review of government assets in Ontario has included an evaluation of the BRI distribution model, the results of which we are actively negotiating with the Ontario government. We cannot predict what, if any, changes may result from this review and what the impact may be on us; however, changes to the BRI distribution model could have a material adverse effect on BRI. See additional risks specific to BRI under the "Risks Specific to the Canada Segment" heading below. If provincial regulation should change, the costs to adjust our distribution methods could have a material adverse effect on our business and financial results.
Changes in tax, environmental or other regulations or failure to comply with existing licensing, trade and other regulations could have a material adverse effect on our business and financial results.    Our business is highly regulated by federal, state, provincial and local laws and regulations in various jurisdictions regarding such matters as licensing requirements, trade and pricing practices, labeling, advertising, promotion and marketing practices, relationships with distributors, environmental matters, smoking bans at on-premise locations and other matters. These laws and regulations are subject to frequent re-evaluation, varying interpretations and political debate and inquiries from government regulators charged with their enforcement. Examples of this are the recent changes in the Canadian tax legislation and a regulatory assessment received in Europe in the fourth quarter of 2014 related to the interpretation of the application of tax on the production and sale of our products. Failure to comply with existing laws and regulations or changes in these laws, regulations, or interpretations thereof, or in tax, environmental, excise tax levels imposed or any other laws or regulations could result in the loss, revocation or suspension of our licenses, permits or approvals and could have a material adverse effect on our business, financial condition and results of operations. Additionally, uncertainties exist with respect to adding new tax laws, the interpretation of, and potential future developments in, complex domestic and international tax laws and regulations and the amount and timing of future taxable income. Given the wide range of international business relationships and the long-term nature and complexity of existing contractual agreements, differences arising between the actual results and assumptions made, or future changes to such assumptions, could necessitate future adjustments to tax income and expense already recorded. Finally, advocates of prohibition and other severe restrictions on the marketing and sales of alcohol are becoming increasingly organized and coordinated on a global basis, seeking to impose laws or regulations or to bring actions against us, to curtail substantially the consumption of alcohol, including beer, in developed and developing markets. To the extent such views gain traction in regulations of jurisdictions in which we do or plan to do business, they could have a material adverse effect on our business and financial results.
Our consolidated financial statements are subject to fluctuations in foreign exchange rates, most significantly the Canadian dollar and the European operating currencies such as, but not limited to, Euro, British Pound, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu, Bulgarian Lev and Hungarian Forint. We hold assets and incur liabilities, earn revenues and pay expenses in different currencies, most significantly in Canada and throughout Europe. Because our financial statements are presented in U.S. Dollars ("USD"), we must translate our assets, liabilities, income and expenses into USD. Increases and decreases in the value of the USD will affect, perhaps adversely, the value of these items in our financial statements, even if their local currency value has not changed. Additionally, we are exposed to currency transaction risks related to transactions denominated in currencies other than one of the functional currencies of our operating entities, such as the purchase of certain raw material inputs or capital expenditures, as well as sales transactions and debt issuances or other incurred obligations. Further, certain actions by the government of any of the jurisdictions in which we operate could adversely affect our results and financial position. To the extent that we fail to adequately manage these risks through our risk management policies intended to protect our exposure to currency movements, which may affect our operations, including if our hedging arrangements do not effectively or completely hedge changes in foreign currency rates, our results of operations may be materially and adversely affected. Additionally, the recent strengthening of the USD against the Canadian dollar, European currencies and various other global currencies, if continued, would adversely impact our USD reported results due to the impact on foreign currency translation.
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
Climate change and water availability may negatively affect our business and financial results.    There is concern that a gradual increase in global average temperatures could cause significant changes in global weather patterns and an increase in the frequency and severity of natural disasters. While warmer weather has historically been associated with increased sales of beer, changing weather patterns could result in decreased agricultural productivity in certain regions which may limit availability or increase the cost of key agricultural commodities, such as hops, barley and other cereal grains, which are important ingredients for our products. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs and may require us to make additional investments in facilities and equipment. Clean water is a limited resource in many parts of the world and climate change may increase water scarcity and cause a deterioration of water quality in areas where we maintain brewing operations. The competition for water among domestic, agricultural and manufacturing users is increasing in some of our brewing communities. Even where water is widely available, water purification and waste treatment infrastructure limitations could increase costs or constrain our operations. The above risk, if realized, could result in a material adverse effect on our business and financial results.
Loss or closure of a major brewery or other key facility, due to unforeseen or catastrophic events or otherwise, could have a material adverse effect on our business and financial results. Our business and financial results could be materially adversely impacted by physical risks such as earthquakes, hurricanes, floods, other natural disasters or catastrophic events that damage or destroy one of our breweries or key facilities or the key facilities of our significant suppliers. Additionally, certain catastrophes are not covered by our general insurance policies, which could result in significant unrecoverable losses. In addition, our business and results of operations could be adversely impacted by under-investment in physical assets or production capacity, including contract brewing and effect on priority of our brands if production capacity is limited. Further, significant excess capacity at any of our breweries as a result of increased efficiencies in our supply chain process or continued volume declines, could result in under-utilization of our assets, which could lead to excess overhead expenses or additional costs incurred associated with the closure of one or more of our facilities. For example, as part of a strategic review of our European supply chain network and following receipt of notification of the termination of our distribution agreement with Heineken in the U.K., management made a proposal to close our brewing facility in Alton, Hampshire, U.K. in 2015, in connection with which we incurred costs in the fourth quarter of 2014 and for which we may incur additional costs during the first half of 2015.
Failure to successfully identify, complete or integrate attractive acquisitions and joint ventures into our existing operations could have an adverse effect on our business and financial results. We have made a number of acquisitions and entered into several joint ventures. In order to compete in the consolidating global brewing industry, we anticipate that we may, from time to time, in the future acquire additional businesses or enter into additional joint ventures that we believe would provide a strategic fit with our business. Potential risks associated with acquisitions and joint ventures could include, among other things: our ability to identify attractive acquisitions and joint ventures; our ability to offer potential acquisition targets and joint venture partners' competitive transaction terms; our ability to realize the benefits or cost savings that we expect to realize as a result of the acquisition or joint venture; diversion of management's attention; our ability to successfully integrate our businesses with the business of the acquired company; motivating, recruiting and retaining key employees; conforming standards, controls, procedures and policies, business cultures and compensation structures among our company and the acquired company; consolidating and streamlining sales, marketing and corporate operations; potential exposure to unknown liabilities of acquired companies; loss of key employees and customers of the acquired business; and managing tax costs or inefficiencies associated with integrating our operations following completion of an acquisition or entry into a joint venture. If an acquisition or joint venture is not successfully completed or integrated into our existing operations, our business and financial results could be materially adversely impacted.
Poor investment performance of pension plan holdings and other factors impacting pension plan costs could unfavorably affect our business, liquidity and our financial results.    Our costs of providing defined benefit pension plans are dependent upon a number of factors, such as the rates of return on the plans' assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, exchange rate fluctuations, future government regulation, global equity prices, and our required and/or voluntary contributions to the plans. While we comply with the minimum funding requirements, we have certain qualified pension plans with obligations which exceed the value of the plans' assets. These funding requirements may also require contributions even when there is no reported deficit. Without sustained growth in the pension investments over time to increase the value of the plans' assets, and depending upon the other factors as listed above, we could be required to fund the plans with significant amounts of cash. Such cash funding obligations (or the timing of such contributions) could have a material adverse effect on our cash flows, credit rating and cost of borrowing, financial position and/or results of operations. For example, following the completion of the triennial review of the U.K. pension plan with the plan's trustees in 2014, we agreed to make a GBP 150 million contribution to our U.K. pension plan in 2015, which we paid in January 2015, based on the underfunded status of the plan and the evaluation of the plan's performance and long-term obligations.
Failure to comply with our debt covenants or a deterioration in our credit rating could have an adverse effect on our ability to obtain future financing at competitive rates and/or our ability to refinance our existing indebtedness. Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions and transfers of assets. Failure to comply with these restrictions or maintain our credit rating may result in issues with our current financing structure and potential future financing requirements. A deterioration in our credit rating could also affect our ability to obtain future financing or refinance our current debt, as well as increase our borrowing rates, which could have an adverse effect on our business and financial results.
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
Due to a high concentration of workers represented by unions or trade councils in Canada, Europe, and at MillerCoors in the U.S., we could be significantly affected by labor strikes, work stoppages or other employee-related issues.    Approximately 65%, 36% and 39% of our Canadian, MillerCoors and European workforces, respectively, are represented by trade unions. Stringent labor laws in the U.K. expose us to a greater risk of loss should we experience labor disruptions in that market. A labor strike, work stoppage or other employee-related issue could have a material adverse effect on our business and financial results.
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
Because of our reliance on third-party service providers and internal and outsourced systems for our information technology and certain other administrative functions, we could experience a disruption to our business.    We rely exclusively on information services providers worldwide for our information technology functions including network, help desk, hardware and software configuration. Additionally, we rely on internal networks and information systems and other technology, including the internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing and collection of payments. We use information systems for certain human resource activities and to process our employee benefits, as well as to process financial information for internal and external reporting purposes and to comply with various reporting, legal and tax requirements. We also have outsourced a significant portion of work associated with our finance and accounting, human resources and other information technology functions to third-party service providers. As information systems are critical to many of our operating activities, our business may be impacted by system shutdowns, service disruptions or security breaches. Additionally, if one of our service providers was to fail and we were unable to find a suitable replacement in a timely manner, we could be unable to properly administer our outsourced functions. Further, our internal and outsourced systems may also be the target of a breach to our security, which, if successful, could expose us to the loss of key business, employee, customer or vendor information and disruption of our operations. If our information systems suffer severe damage, disruption or shutdown and our remediation plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments from our customers. Misuse, leakage or falsification of information could result in a violation of data privacy laws and regulations, damage our reputation and credibility. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information and may become subject to legal action and increased regulatory oversight. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems.
If the Pentland Trust and the Coors Trust do not agree on a matter submitted to stockholders, generally the matter will not be approved, even if beneficial to us or favored by other stockholders.    Pentland Securities (1981) Inc. (the "Pentland Trust") (a company controlled by the Molson family and related parties) and the Adolph Coors, Jr. Trust (the "Coors Trust"), which together control more than 90% of our Class A common stock and Class A exchangeable shares, have a voting trust agreement through which they have combined their voting power over the shares of our Class A common stock and the Class A exchangeable shares that they own. In the event that these two stockholders do not agree to vote in favor of a matter submitted to a stockholder vote (other than the election of directors), the voting trustees are required to vote all of the Class A common stock and Class A exchangeable shares deposited in the voting trust against the matter. There is no other mechanism in the voting trust agreement to resolve a potential deadlock between these stockholders. Therefore, if either the Pentland Trust or the Coors Trust is unwilling to vote in favor of a proposal that is subject to a stockholder vote, we would be unable to implement the proposal even if our board of directors, management or other stockholders believe the proposal is beneficial to us. Similarly, our bylaws require the authorization of a super-majority (two-thirds) of the board of directors to take certain transformational actions. Thus, it is possible that the Company will not be authorized to take action even if it is supported by a simple majority of the board of directors.
The interests of the controlling stockholders may differ from those of other stockholders and could prevent the Company from making certain decisions or taking certain actions that would be in the best interest of the other stockholders. Our Class B common stock has fewer voting rights than our Class A common stock and holders of our Class A common stock have the ability to effectively control or have a significant influence over certain company actions requiring stockholder approval, which could have a material adverse effect on Class B stockholders. See Part II—Item 8 Financial Statements and Supplementary Data, Note 9, "Stockholders' Equity" of the Notes for additional information regarding voting rights of Class A and Class B stockholders.
Risks Specific to the Canada Segment
Government mandated changes to the retail distribution model resulting from new regulations may have a material adverse effect on our Canada business. Beer sales are highly regulated by the Canadian government. For example, in Ontario, off-premise beer may only be purchased at retail outlets operated by BRI, government-regulated retail outlets operated by the Liquor Control Board of Ontario ("LCBO"), or approved agents of the LCBO. In April 2014, the Ontario Premier's Advisory Council on Government Assets (the "Council") began a review that included evaluating the BRI distribution model. The results of this review and related proposals are currently under active discussions with the Council, and the ultimate consequences related to this negotiation are unknown at this time. For example, the government could introduce a material operating fee, in the form of a mandated specific tax or other assessment, to allow BRI the right to continue to distribute in Ontario. It could also introduce incremental packaging options at the LCBO and agents of the LCBO, or otherwise mandate changes to the current retail distribution model, which could result in decreased off-premise sales volumes through BRI and negatively impact our position in the market. Additionally, as a result of the above review, certain other legal matters could arise that could have a negative impact on our business, such as the litigation related to our ownership of BRI discussed in Part I—Item 3. Legal Proceedings. The above risk, if realized, could result in a material adverse effect on our business and financial results.
We may experience adverse effects on our Canada business and financial results due to declines in the overall Canadian beer industry, continued price discounting, increased cost of goods sold and higher taxes.    If the Canadian beer market continues to decline, the impact to our financial results could be exacerbated due to our significant share of the overall market. Additionally, continuation, acceleration or the increase of price discounting, in Ontario, Québec, Alberta or other provinces, as well as increases in our cost of goods sold, could adversely impact our business. Further, changes in the Canadian tax legislation, such as the recent increase in beer excise taxes and the implementation of equalization and standardization of excise tax regulations in Quebec, could decrease our net sales. Moreover, the future success and earnings growth of the Canada business depends, in part, on our ability to efficiently conduct our operations. Failure to generate significant cost savings and margin improvement through our ongoing initiatives could adversely affect our profitability.
In the event that we are required to move away from the industry standard returnable bottle we use today, we may incur unexpected losses. Along with ABI and other brewers in Canada, we currently use an industry standard returnable bottle which represents approximately 40% of total volume sales (excluding imports) in Canada. Changes to the Industry Standard Bottle Agreement could impact our use of the industry standard returnable bottle. If we cease to use the industry standard returnable bottle, our current bottle inventory and a portion of our bottle packaging equipment could become obsolete and could result in a material write-off of these assets.
Risks Specific to the United States Segment and MillerCoors
We do not fully control the operations and administration of MillerCoors, which represents our interests in the U.S. beer business.    We jointly control MillerCoors with SABMiller and hold a 42% economic interest in the joint venture. While we direct the MillerCoors business through our equal representation on its board of directors (along with SABMiller) and otherwise impact its business activities through our ongoing communication and oversight, MillerCoors’ management is responsible for the day-to-day operation of the business. As a result, we do not have full control over MillerCoors’ activities. Our results of operations are dependent upon the efforts of MillerCoors management, our ability to govern the joint venture effectively with SABMiller and factors beyond our control that may affect SABMiller. For example, the loss of the services and expertise of any key MillerCoors employee could harm our business. Additionally, our disclosure controls and procedures with respect to MillerCoors are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries. Certain rights of first refusal apply to any assignment of the joint venture interests. Any transfer of ownership interest could have a significant effect on our results of operations and financial position, as well as our ongoing internal and external business relationships.
MillerCoors is highly dependent on independent distributors in the United States to sell its products, with no assurance that these distributors will effectively sell its and our products.    MillerCoors sells all of its products and many of our non-U.S. products in the United States to distributors for resale to retail outlets and the regulatory environment of many states makes it very difficult to change distributors. Consequently, if MillerCoors is not allowed or is unable to replace unproductive or inefficient distributors, its business, financial position and results of operation may be adversely affected, which could have a material adverse effect on our business and financial results.
Risks Specific to the Europe Segment
Economic trends and intense competition in European markets could unfavorably affect our profitability. Our European businesses have been, and may continue to be, adversely affected by conditions in the global financial markets and general economic and political conditions, as well as a continued weakening of their respective currencies versus the U.S. dollar. As a result of our annual impairment testing, we determined that the fair value of our Jelen and Ozujsko indefinite-lived brand intangible assets were below their respective carrying values as of July 1, 2014. As a result, we recorded an impairment charge in the third quarter of 2014. The decline in fair value of these brands was due, in part, to the continued weakening of the macroeconomic environment in certain European markets, which was further exacerbated by significant flooding that occurred in the Balkans region during the second quarter of 2014. This also drove an acceleration of the trend toward value brands in certain markets where our primary brands are considered premium or above-premium. Our impairment testing also indicated risk of additional future impairments of Jelen, Ozujsko and Niksicko indefinite-lived intangible brands sold in these markets. Additionally, we face intense competition in certain of our European markets, particularly with respect to price, which could lead to reduced sales or profitability. In particular, the on-going focus by large competitors in Europe to drive increased market share through aggressive pricing strategies could adversely affect our sales and results of operations. In addition, in recent years, beer volume sales in Europe have been shifting from pubs and restaurants (on-premise) to retail stores (off-premise), for the industry in general. Margins on sales to off-premise customers tend to be lower than margins on sales to on-premise customers, and, as a result, continuation or acceleration of these trends would further adversely affect our profitability.
In the event that a significant pub chain declared bankruptcy, or experience similar financial difficulties, our business and financial results could be materially adversely affected.    We extend credit to pub chains in the U.K., and in some cases the amounts are significant. The continuing challenging economic environment in the U.K. has caused business at on-premise outlets to decrease since late 2008, and some pub chains may face increasing financial difficulty, if economic conditions do not improve. In the event that one or more significant pub chains were to be unable to pay amounts owed to us as a result of bankruptcy or similar financial difficulties, our business and financial results could be materially adversely affected.
Risks Specific to the Molson Coors International Segment
An inability to expand our operations in emerging markets could adversely affect our growth prospects. Our ability to grow our MCI segment in emerging markets depends on social, economic and political conditions in those markets, on our ability to create effective product distribution networks and consumer brand awareness in new markets and in many cases our ability to find appropriate local partners. Due to product price, local competition from competitors that are larger and have more resources than we do and cultural differences, or absence of effective routes to market, there is no assurance that our products will be accepted in any particular emerging market. If we are unable to expand our businesses in emerging markets, our growth prospects could be adversely affected.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
As of February 12, 2015, our major facilities were owned (unless otherwise indicated) and are as follows:

Facility	Location	Character
Canada Segment
Administrative offices	Montréal, Québec	Corporate Headquarters
	Toronto, Ontario	Canada Segment Headquarters
	Vancouver, British Columbia	Granville Island Brewing Head Office
Brewery/packaging plants	Creemore, Ontario	Brewing and packaging
	Moncton, New Brunswick	Brewing and packaging
	Montréal, Québec(1)	Brewing and packaging
	St John's, Newfoundland	Brewing and packaging
	Toronto, Ontario(1)	Brewing and packaging
	Vancouver, British Columbia(2)	Brewing and packaging
Distribution warehouses	Québec Province(3)	Distribution centers
	Rest of Canada(4)	Distribution centers
Europe Segment
Administrative offices	Prague, Czech Republic	Europe Segment Headquarters
Brewery/packaging plants	Alton Brewery, Hampshire, U.K.(1)(5)	Brewing and packaging
	Apatin, Serbia(1)	Brewing and packaging
	Bőcs, Hungary	Brewing and packaging
	Burton-on-Trent, Staffordshire, U.K.(1)	Brewing and packaging
	Haskovo, Bulgaria	Brewing and packaging
	Niksic, Montenegro	Brewing and packaging
	Ostrava, Czech Republic	Brewing and packaging
	Ploiesti, Romania(1)	Brewing and packaging
	Plovdiv, Bulgaria	Brewing and packaging
	Prague, Czech Republic(1)	Brewing and packaging
	Sharp's Brewery, Cornwall, U.K.	Brewing and packaging
	Tadcaster Brewery, Yorkshire, U.K.(1)	Brewing and packaging
	Zagreb, Croatia	Brewing and packaging
Malting/grain silos	Burton-on-Trent, Staffordshire, U.K.(5)	Malting facility
Distribution warehouses	Europe(6)	Distribution centers
MCI Segment
Brewery/packaging plants	Patna, India	Brewing and packaging

(1)
Montréal and Toronto breweries collectively account for approximately 77% of our Canada production. The Burton-on-Trent, Alton, Apatin, Prague, Ploiesti and Tadcaster breweries collectively account for approximately 76% of our Europe production.

(2)	We own one and lease one brewing and packaging facility in Vancouver, British Columbia.

(3)	We own 10 distribution centers, lease four additional distribution centers, lease seven cross docks, lease one warehouse and lease one parking facility in the Québec Province.

(4)	We own one and lease seven warehouses throughout Canada, excluding the Québec Province.

(5)
As part of a strategic review of our European supply chain network and following the notice of termination of our distribution agreement with Heineken in the U.K., management has made a proposal to close our brewing facility in

Alton, Hampshire, U.K. during the first half of 2015. In January, we also entered into an agreement to sell our malting facility in the U.K. during 2015 as a result of this strategic review.

(6)	We own 16 distribution centers, lease 16 additional distribution centers, own four warehouses and lease four additional warehouses throughout Europe.
We also lease offices in Colorado, the location of our Corporate headquarters, as well as within various international countries in which our MCI segment operates. We believe our facilities are well maintained and suitable for their respective operations. In 2014, our operating facilities were not capacity constrained.
ITEM 3.    LEGAL PROCEEDINGS
Litigation and other disputes
In December 2012, Miller Brewing Company (“Miller”) orally informed us of its intent to terminate the license agreement between Miller and us whereby we have exclusive rights to distribute certain Miller products in Canada (the “License Agreement”) including Miller Lite, Miller High Life, Milwaukee's Best, Mickey's, Olde English, Miller Genuine Draft, and Miller Chill. We subsequently filed a lawsuit in Ontario, Canada (Molson Canada 2005 v. Miller Brewing Company, Sup. Ct. of Justice-Ontario, CV-12-470589) and on June 20, 2013, were granted an injunction preventing Miller's termination of the License Agreement, pending a trial on the merits. During December 2013, upon completion of discovery and exchange of affidavits, both parties requested an extension of the trial and entered into private settlement discussions. Based on the best information available at the time, these developments resulted in a non-cash impairment charge of $17.9 million recorded as a special item within our consolidated statement of operations for the year ended December 31, 2013. On October 9, 2014, we executed a settlement agreement with Miller. Pursuant to the terms of the settlement, we will continue to operate under the License Agreement until March 31, 2015, at which time all of our operations with regards to the Miller brands in Canada will terminate. We received half of the mutually agreed upon settlement payment following the execution of the settlement and will receive the remainder upon transition at the end of the first quarter of 2015. Order of official dismissal of the lawsuit was granted by the court on November 24, 2014.
In the third quarter of 2014, we updated our assessment of the associated definite-lived intangible asset for impairment. The analysis, primarily factoring in the settlement payments, resulted in a valuation of $18.8 million for the definite-lived intangible asset, resulting in a non-cash impairment charge of $8.9 million recorded as a special item within our consolidated statement of operations for the year ended December 31, 2014. The carrying value as of December 31, 2014, was $9.0 million and is indicative of the remaining settlement amount plus the future cash flows expected to be generated under the License Agreement through March 31, 2015. We recognized net sales related to the License Agreement of $79.5 million, $92.3 million and $98.0 million for 2014, 2013 and 2012, respectively. See Part II—Item 8 Financial Statements and Supplementary Data, Note 19, "Commitments and Contingencies" of the Notes for additional information.
On December 12, 2014, a notice of action captioned David Hughes and 631992 Ontario Inc. v. Liquor Control Board of Ontario, Brewers Retail Inc., Labatt Breweries of Canada LP, Molson Coors Canada and Sleeman Breweries Ltd. No. CV-14-518059-00CP was filed in Ontario, Canada. Brewers' Retail Inc. ("BRI") and its owners, including Molson Coors Canada, as well as the Liquor Control Board of Ontario ("LCBO") are named as defendants in the action. The plaintiffs allege that The Beer Store (retail outlets owned and operated by BRI) and LCBO improperly entered into an agreement to fix prices and market allocation within the Ontario beer market to the detriment of licensees and consumers. The plaintiffs seek to have the claim certified as a class action on behalf of all Ontario beer consumers and licensees and, among other things, damages in the amount of Canadian Dollar ("CAD") 1.4 billion. Although we are at an early stage of the proceedings, we note that The Beer Store operates according to the rules established by the Government of Ontario for regulation, sale and distribution of beer in the province. Additionally, prices at The Beer Store are independently set by each brewer and are approved by the LCBO on a weekly basis. Accordingly, we intend to vigorously assert and defend our rights in this lawsuit. See Part II—Item 8 Financial Statements and Supplementary Data, Note 19, "Commitments and Contingencies" of the Notes for additional information.
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock and Class B common stock trade on the New York Stock Exchange under the symbols "TAP.A" and "TAP," respectively. In addition, the Class A exchangeable shares and Class B exchangeable shares of our indirect subsidiary, Molson Coors Canada Inc., trade on the Toronto Stock Exchange under the symbols "TPX.A" and "TPX.B," respectively. The Class A and B exchangeable shares are a means for shareholders to defer tax in Canada and have substantially the same economic and voting rights as the respective common shares. The exchangeable shares can be exchanged for our Class A or B common stock at any time and at the exchange ratios described in the Merger documents, and receive the same dividends. At the time of exchange, shareholders' taxes are due. The exchangeable shares have voting rights through special voting shares held by a trustee.
The approximate number of record security holders by class of stock at February 6, 2015, is as follows:

Title of class	Number of record security holders
Class A common stock, $0.01 par value	26
Class B common stock, $0.01 par value	2,912
Class A exchangeable shares	243
Class B exchangeable shares	2,550
The following table sets forth the high and low sales prices per share of our Class A common stock for each quarter of 2014 and 2013 as reported by the New York Stock Exchange, as well as dividends paid in such quarter.

	High	Low	Dividends
2014
First quarter	$58.25	$51.64	$0.37
Second quarter	$75.32	$57.68	$0.37
Third quarter	$77.16	$67.69	$0.37
Fourth quarter	$102.40	$68.56	$0.37
2013
First quarter	$49.03	$41.75	$0.32
Second quarter	$52.88	$48.00	$0.32
Third quarter	$53.26	$46.94	$0.32
Fourth quarter	$55.72	$50.20	$0.32
The following table sets forth the high and low sales prices per share of our Class B common stock for each quarter of 2014 and 2013 as reported by the New York Stock Exchange, as well as dividends paid in such quarter.

	High	Low	Dividends
2014
First quarter	$59.15	$50.95	$0.37
Second quarter	$75.54	$56.60	$0.37
Third quarter	$77.68	$66.95	$0.37
Fourth quarter	$77.93	$66.46	$0.37
2013
First quarter	$49.28	$41.26	$0.32
Second quarter	$53.35	$46.95	$0.32
Third quarter	$53.70	$47.17	$0.32
Fourth quarter	$56.49	$49.43	$0.32

The following table sets forth the high and low sales prices per share of our Class A exchangeable shares for each quarter of 2014 and 2013 as reported by the Toronto Stock Exchange, as well as dividends paid in such quarter.

	High		Low		Dividends
2014
First quarter	CAD	64.05	CAD	60.99	$0.37
Second quarter	CAD	82.11	CAD	66.00	$0.37
Third quarter	CAD	86.00	CAD	75.02	$0.37
Fourth quarter	CAD	88.88	CAD	81.00	$0.37
2013
First quarter	CAD	52.10	CAD	41.86	$0.32
Second quarter	CAD	54.00	CAD	48.86	$0.32
Third quarter	CAD	54.66	CAD	52.04	$0.32
Fourth quarter	CAD	59.09	CAD	51.01	$0.32
The following table sets forth the high and low sales prices per share of our Class B exchangeable shares for each quarter of 2014 and 2013 as reported by the Toronto Stock Exchange, as well as dividends paid in such quarter.

	High		Low		Dividends
2014
First quarter	CAD	66.00	CAD	56.50	$0.37
Second quarter	CAD	82.01	CAD	62.10	$0.37
Third quarter	CAD	87.00	CAD	75.76	$0.37
Fourth quarter	CAD	90.48	CAD	77.00	$0.37
2013
First quarter	CAD	50.50	CAD	41.01	$0.32
Second quarter	CAD	54.69	CAD	49.25	$0.32
Third quarter	CAD	55.49	CAD	50.00	$0.32
Fourth quarter	CAD	59.75	CAD	51.06	$0.32

PERFORMANCE GRAPH
The following graph compares our cumulative total stockholder return over the last five fiscal years with the Standard and Poor's 500 Index® ("S&P 500") and a customized index including MCBC, SABMiller, ABI, Carlsberg, Heineken and Asahi (the "Peer Group"). We have used a weighted-average based on market capitalization to determine the return for the Peer Group. The graph assumes $100 was invested on December 26, 2009 (the last trading day of our 2009 fiscal year) in our Class B common stock, the S&P 500 and the Peer Group, and assumes reinvestment of all dividends.

	2009	2010	2011	2012	2013	2014
Molson Coors	$100.00	$116.94	$102.92	$104.09	$137.79	$186.98
S&P 500	100.00	$113.84	$116.35	$132.72	$171.35	$194.79
Peer Group(1)	100.00	$116.88	$120.54	$163.34	$188.11	$225.52

(1)
The Peer Group represents the weighted-average based on market capitalization of the common stock of MCBC, SABMiller, ABI, Carlsberg, Heineken and Asahi. These securities are traded on various exchanges throughout the world.

Dividends
On February 10, 2015, we declared an increased regular quarterly dividend of $0.41 per share, payable March 16, 2015, to Class A and Class B shareholders of record on February 27, 2015. This dividend represents an 11% increase from the most recent quarter’s dividend of $0.37 per share. In addition, Molson Coors Canada Inc. (TSX: TPX.B, TPX.A), declared a quarterly dividend of the Canadian dollar equivalent of $0.41 per share using the February 10, 2015 noon spot exchange rate as reported by the Bank of Canada, payable March 16, 2015, to Class A exchangeable and Class B exchangeable shareholders of record on February 27, 2015.

Issuer Purchases of Equity Securities
On February 10, 2015, we announced that our Board of Directors approved and authorized a new program to repurchase up to $1.0 billion of our Class A and Class B common stock. The program has an expected term of four years from the date of our announcement and we plan to repurchase our stock, principally in the open market or through privately negotiated transactions. The number, price and timing of the repurchases will be at our sole discretion and will be evaluated depending on market conditions, liquidity needs or other factors. Our Board of Directors may suspend, modify or terminate the program at any time without prior notice. Concurrent with the announcement of this new program, we terminated our previously existing program that was announced in 2011 for the repurchase up to $1.2 billion of our Class A and Class B common stock. We did not make any share repurchases under the previously existing program during the three months ended December 31, 2014.
ITEM 6.    SELECTED FINANCIAL DATA
The table below summarizes selected financial information for the five years ended December 31, 2014. For further information, refer to our consolidated financial statements and notes thereto presented under Part II—Item 8 Financial Statements and Supplementary Data.

	2014	2013(1)	2012(1)(2)	2011(1)	2010(1)(3)
	(In millions, except per share data)
Consolidated Statements of Operations:
Net sales	$4,146.3	$4,206.1	$3,916.5	$3,515.7	$3,254.4
Net income from continuing operations attributable to MCBC	$513.5	$565.3	$441.5	$674.0	$634.4
Net income from continuing operations attributable to MCBC per share:
Basic	$2.78	$3.09	$2.44	$3.65	$3.41
Diluted	$2.76	$3.07	$2.43	$3.62	$3.39
Consolidated Balance Sheets:
Total assets	$13,996.3	$15,580.1	$16,212.2	$12,423.8	$12,697.6
Current portion of long-term debt and short-term borrowings	$849.4	$586.9	$1,245.6	$46.9	$1.1
Long-term debt	$2,337.1	$3,213.0	$3,422.5	$1,914.9	$1,959.6
Other information:
Dividends per share of common stock	$1.48	$1.28	$1.28	$1.24	$1.08

(1)
On November 14, 2013, our Board of Directors approved a resolution to change MCBC's fiscal year from a 52/53 week fiscal year to a calendar year. As such, our 2013 fiscal year end was extended from December 28, 2013, to December 31, 2013, with subsequent fiscal years beginning on January 1 and ending on December 31 of each year. The impact of the three additional days in fiscal year 2013 is immaterial to the consolidated financial statements. Fiscal year 2011 contained 53 weeks whereas fiscal years 2010 and 2012 contained 52 weeks. Fiscal year 2013 included three additional days beyond 52 weeks due to the above mentioned fiscal year change.

(2)
Reflects activity as a result of our acquisition of StarBev Holdings S.a.r.l. on June 15, 2012. See Part II—Item 8 Financial Statements and Supplementary Data, Note 3, "Acquisition of StarBev" of the Notes for further discussion.

(3)
During the second quarter of 2014, we identified that we had incorrectly omitted the recognition of a liability for specific uncertain tax positions related to fiscal year 2010 that resulted in an immaterial misstatement of income tax expense within the consolidated statement of operations for the year ended December 25, 2010, as well as the liability for unrecognized tax benefits and retained earnings within the consolidated balance sheets at December 31, 2013, December 29, 2012, December 31, 2011, and December 25, 2010. We determined the impact of the correction of this error to be too significant to record within our second quarter 2014 results and, therefore, revised our historical statement of operations and balance sheets accordingly. To correct for this error, we have revised the impacted line items reported above, as well as the unrecognized tax benefits and retained earnings in the consolidated balance sheet as of December 31, 2013. See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Income Tax" of the Notes to the Consolidated Financial Statements ("Notes") for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided to assist in understanding our company, operations and current business environment and should be considered a supplement to, and read in conjunction with, the accompanying consolidated financial statements and notes included within Part II—Item 8 Financial Statements and Supplementary Data, as well as the discussion of our business and related risk factors in Part I—Item 1 Business and Part I—Item 1A Risk Factors, respectively.
Our Fiscal Year
On November 14, 2013, our Board of Directors approved a resolution to change MCBC's fiscal year from a 52/53 week fiscal year to a calendar year. As such, our 2013 fiscal year end was extended from December 28, 2013, to December 31, 2013, with subsequent fiscal years beginning on January 1 and ending on December 31 of each year. Beginning January 1, 2014, quarterly results reflect the three month periods ending March 31, June 30, September 30 and December 31. This change aligned our fiscal year and interim reporting periods with our Central Europe business and MillerCoors, which were already following a monthly fiscal reporting calendar. Unless otherwise indicated, (a) all $ amounts are in U.S. Dollars ("USD"), (b) comparisons are to comparable prior periods, and (c) 2014 refers to the 12 months ended December 31, 2014, 2013 refers to the period from December 30, 2012 through December 31, 2013, and 2012 refers to the 52 weeks ended on December 29, 2012. The impact of the three additional days in fiscal year 2013 is immaterial to the consolidated financial statements.
Use of Non-GAAP Measures
In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America ("U.S. GAAP"), we also present pretax and after-tax "underlying income," "underlying income per diluted share," "underlying effective tax rate," and "underlying free cash flow," which are non-GAAP measures and should be viewed as supplements to (not substitutes for) our results of operations presented under U.S. GAAP. We also present underlying earnings before interest, taxes, depreciation and amortization ("underlying EBITDA") as a non-GAAP measure. Our management uses underlying income, underlying income per diluted share, underlying EBITDA, underlying effective tax rate and underlying free cash flow as measures of operating performance to assist in comparing performance from period to period on a consistent basis; as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; in communications with the board of directors, stockholders, analysts and investors concerning our financial performance; as useful comparisons to the performance of our competitors; and as metrics of certain management incentive compensation calculations. We believe that underlying income, underlying income per diluted share, underlying EBITDA, underlying effective tax rate and underlying free cash flow performance are used by and are useful to investors and other users of our financial statements in evaluating our operating performance because they provide an additional tool to evaluate our performance without regard to special and non-core items, which can vary substantially from company to company depending upon accounting methods and book value of assets and capital structure. We have provided reconciliations of all non-GAAP measures to their nearest U.S. GAAP measure and have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure. These adjustments consist of special items from our U.S. GAAP financial statements (see Part II-Item 8 Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements ("Notes") for additional disclosure) as well as other non-core items, such as acquisition and integration related costs, unrealized mark-to-market gains and losses, and gains and losses on sales of non-operating assets, included in our U.S. GAAP results that warrant adjustment to arrive at non-GAAP results. We consider these items to be necessary adjustments for purposes of evaluating our ongoing business performance and are often considered non-recurring. Such adjustments are subjective and involve significant management judgment.
In addition to the non-GAAP measures noted above, we have certain operational measures, such as sales-to-wholesalers (“STWs”) and sales-to-retailers (“STRs”), which we believe are useful metrics to management and investors in evaluating our operations. STW is a metric that we use in our U.S. business to reflect the sales from our operations to our direct customers, generally wholesalers. We believe the STW metric is important because it gives an indication of the amount of beer and adjacent products that we have produced and shipped to customers. STR is a metric that we use in our Canada and U.S. businesses to refer to sales closer to the end consumer than STWs, which generally means sales from our wholesalers or our company to retailers, who in turn sell to consumers. We believe the STR metric is important because, unlike STWs, it provides the closest indication of the performance of our brands in relation to market and competitor sales trends.
Executive Summary
We are one of the world's largest brewers and have a diverse portfolio of owned and partner brands, including core brands Carling, Coors Light, Molson Canadian and Staropramen, as well as craft and specialty beers such as Blue Moon, Cobra, Creemore Springs and Doom Bar. For more than 350 combined years, we have been brewing high-quality, innovative products with the purpose of delighting the world's beer drinkers and goal to be the first choice for our consumers and customers. Our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
In 2014, our net income from continuing operations attributable to MCBC declined in 2014 compared to 2013, however, we grew underlying after-tax earnings, free cash flow and EBITDA, and exceeded our targets for cost savings, cash generation and significantly reduced our outstanding debt. Weak consumer demand continued across our largest markets, but we continued to focus on building a stronger brand portfolio, delivering value-added innovation, strengthening our core brand positions and increasing our share in the above-premium segment. We also continued to improve our sales execution and revenue management capabilities, increase the efficiency of our operations, implement common systems and focus on generating higher returns for our invested capital, managing our working capital and delivering a greater return on investment for our shareholders. Excluding the impact of foreign currency changes and the loss of the Modelo brands in Canada following the termination of our Molson Modelo Inc. ("MMI") joint venture, all of our segments achieved improved underlying profit performance in 2014 versus 2013. We grew our global above-premium volume, net pricing and sales mix, and maintained market share in Europe despite a poor economy and floods in some of our highest-share markets. Our craft portfolio drove growth from Doom Bar in the U.K., Creemore Springs in Canada and Blue Moon in the U.S., U.K. and our international markets. Our emerging cider portfolio delivered strong growth, led by Molson Canadian Cider and Strongbow in Canada, Smith & Forge Hard Cider in the U.S. and Carling British Cider in Europe. Volume challenges included Coors Light performance in Canada and the U.S., however, Coors Light worldwide volume grew nearly 2% on the strength of its performance in Europe and MCI.
2014 Financial Highlights:

•
Net income from continuing operations attributable to MCBC of $513.5 million, or $2.76 per diluted share, decreased 9.2% from a year ago, primarily due to a $124.4 million increase in net special charges versus the prior year, driven by increased impairments of intangible assets in 2014, partially offset by termination fee income associated with our MMI joint venture in Canada. Additionally, underlying after-tax income of $768.5 million, or $4.13 per diluted share, increased 5.7% and underlying EBITDA increased 0.1% compared to 2013, primarily due to an increase in underlying income in Europe and the U.S., partially offset by lower underlying income in Canada. Our underlying income excludes special and other non-core gains, losses and expenses that net to a $317.4 million pretax charge, as explained below.

•
Worldwide beer volume for MCBC in 2014 decreased 1.3% compared to 2013, primarily due to lower volumes in the U.S. and Canada, partially offset by increased volumes from MCI. Additionally, consolidated net sales decreased 1.4% compared to 2013, driven by negative impacts of changes in foreign currency exchange rates and lower volumes in Canada, partially offset by positive sales mix in Europe.

•
We generated cash flow from operating activities of $1,272.6 million, representing an 8.9% increase from $1,168.2 million in 2013 and a 29.4% increase from $983.7 million in 2012. Underlying free cash flow in 2014 was $956.7 million, compared to $892.0 million in 2013, representing an increase of 7.3%. These increases in operating cash flow and underlying free cash flow are driven by increased distributions from our investment in MillerCoors, as well as lower cash paid for pension contributions, capital expenditures, interest and taxes, along with higher underlying income, after considering non-cash impairments and other non-cash add-backs. These increases were partially offset by a decreased benefit from changes in net working capital.

•
We decreased our total outstanding debt balances by $613.4 million during the year, primarily due to the repayment of our outstanding commercial paper borrowings and borrowings on our Euro credit facility, as well as the final repayment of the amounts initially withheld from the repayment of the €500 million convertible note, partially offset by increased balances on our overdraft facility. Additionally, the net underfunded position of our pension and other postretirement benefit plans, excluding those of MillerCoors and other equity method investments, increased by $91.1 million, primarily driven by the decrease in the weighted-average discount rates used, as well as decreased employer contributions and updates to published mortality tables. This increase was partially offset by changes in foreign exchange rates and the performance of our plan assets exceeding the expected return for our funded plans. We also repaid our remaining outstanding cross currency swaps for approximately $65.2 million.

•	Regional financial highlights:

•
In our Canada segment, we drove positive pricing and sales mix, achieved significant cost savings, and invested in improving the efficiency of our brewery network. Our income from continuing operations before income taxes in Canada increased in 2014 compared to 2013 by 12.0% to $406.8 million, due to income received from the termination of our MMI joint venture, recorded within special items. Our underlying pretax income decreased by 7.1% to $365.0 million, due to unfavorable foreign currency movements and the impact of terminating our MMI joint venture in the first quarter of 2014, which had a combined negative pretax profit impact of approximately $35 million.

•
In the U.S., MillerCoors grew net sales per hectoliter and increased the percent of sales in above premium, while working to restore growth to Coors Light and Miller Lite. In the fourth quarter of 2014, Miller Lite increased sales to retail for the first time since 2007, benefiting from a redesign based on the brand’s authenticity and heritage. In 2014, the above premium segment continued to grow with higher-margin brands like Redd’s, Blue Moon and Leinenkugel’s Summer Shandy. Our 2014 equity income in MillerCoors increased 4.2% to $561.8 million, while underlying equity income in MillerCoors increased 2.8% to $562.4 million compared to 2013, primarily driven by higher net pricing, favorable brand mix and cost savings, partially offset by commodity and brewery inflation and lower fixed cost absorption.

•
In our Europe segment, although consumer demand remained weak, our business delivered higher net sales and underlying pretax earnings. Additionally, despite the weak economy and significant flooding in some of our highest share markets, we maintained market share across the region versus the prior year on the strength of our core brands, above-premium portfolio and innovation. In addition to the core brand performances mentioned below, our craft and above-premium brands performed well, with Cobra, Coors Light, Doom Bar and Staropramen outside the Czech Republic leading the growth. In 2014 we reported a loss from continuing operations before income taxes of $111.9 million, versus income from continuing operations of $34.3 million in 2013. The decrease from 2013 is attributable to an impairment charge of $360.0 million recognized in 2014 related to indefinite-lived intangible brand assets compared to an impairment charge of $150.9 million in 2013. Underlying income of $242.7 million increased by 13.8%, compared to $213.3 million in 2013, due to higher net sales, as well as lower supply chain costs and lower general and administrative expenses, partially offset by the negative impact of a mix shift toward higher-cost products and packages and increased marketing investments.

•
In our MCI segment, we drove significant growth in terms of volume, net sales and gross profit in 2014, despite the continuing challenges in Ukraine and Russia. Our 2014 loss from continuing operations before income taxes increased by 12.7% to $13.3 million, driven by a gain classified as specials items recognized on the sale of our MC Si'hai joint venture in China during the fourth quarter of 2013, along with an increase in marketing investment behind our brands versus 2013. We reduced our underlying pretax loss by 17.9% versus 2013, as a result of strong top-line growth and cost control.

•	Core brand highlights:

•
Carling, the number one beer brand in the U.K. and the largest brand in our Europe segment, declined slightly in terms of volume in the year, primarily due to the after-effects of some aggressive World Cup competitor pricing during the second and third quarters of 2014.

•
Coors Light global volume (including our proportional percentage of MillerCoors' Coors Light volumes) increased 1.9% versus 2013. Coors Light grew volume more than 20% in the U.K., where it is now our second largest brand, and it is growing even faster in our Latin American markets. Due to continued competitive and industry pressures, Coors Light declined in Canada and the U.S.

•
Molson Canadian in Canada decreased slightly in terms of volume and market share in 2014, but held share in its segment and had stronger 2014 activations, as well as strong net sales per hectoliter growth.

•
Staropramen volume decreased overall in 2014 versus 2013, mainly driven by overall industry declines and challenges in Czech Republic, Staropramen's primary market, as well as declines in our international markets of Russia and Ukraine, as a result of political and economic instability. Despite severe flooding in Central Europe this year, above premium Staropramen (outside of Czech Republic) grew volume and share in the region and achieved growth in certain international markets.

The following table highlights summarized components of our consolidated statements of operations for the years ended December 31, 2014, December 31, 2013, and December 29, 2012, and provides a reconciliation of "underlying income", a non-GAAP measure, to its nearest U.S. GAAP measure. See Part II-Item 8 Financial Statements and Supplementary Data, “Consolidated Statements of Operations” for additional details of our U.S. GAAP results.

	For the years ended
	December 31, 2014	Change	December 31, 2013	Change	December 29, 2012
	(In millions, except percentages and per share data)
Volume in hectoliters	30.445	(0.2)%	30.521	20.4%	25.343
Net sales	$4,146.3	(1.4)%	$4,206.1	7.4%	$3,916.5
Net income attributable to MCBC from continuing operations	$513.5	(9.2)%	$565.3	28.0%	$441.5
Adjustments:
Special items, net(1)	324.4	62.2%	200.0	145.7%	81.4
42% of MillerCoors special items, net of tax(2)	0.6	(92.8)%	8.3	(38.1)%	13.4
Acquisition, integration and financing related costs(3)	—	(100.0)%	10.7	(93.7)%	170.5
Unrealized mark-to-market (gains) and losses(4)	3.7	(76.0)%	15.4	20.3%	12.8
Other non-core items(5)	(11.3)	(51.9)%	(23.5)	N/M	(5.0)
Tax impact of Serbia statutory tax rate increase(6)	—	—%	—	(100.0)%	38.3
Noncontrolling interest effect on special items(7)	—	—%	—	(100.0)%	(5.1)
Tax effect on special and non-GAAP items(8)	(62.4)	27.1%	(49.1)	31.6%	(37.3)
Non-GAAP: Underlying income attributable to MCBC from continuing operations, net of tax	$768.5	5.7%	$727.1	2.3%	$710.5
Net income attributable to MCBC per diluted share from continuing operations	$2.76	(10.1)%	$3.07	26.3%	$2.43
Non-GAAP: Underlying net income attributable to MCBC per diluted share from continuing operations	$4.13	4.6%	$3.95	1.0%	$3.91
N/M = Not meaningful

(1)
See Part II—Item 8 Financial Statements and Supplementary Data, Note 8, "Special Items" of the Notes to the Consolidated Financial Statements ("Notes") for additional information. Special items for the year ended December 31, 2014 includes accelerated amortization expense of $4.9 million and accelerated depreciation expense of $4.0 million, which are included in our adjustments to arrive at underlying EBITDA in the table below.

(2)
See "Results of Operations", "United States Segment" under the sub-heading "Special Items" in this section for additional information. There were no tax effects related to our share of MillerCoors special items in 2014, 2013 or 2012.

(3)
In connection with the acquisition of StarBev in 2012 ("Acquisition"), we recognized fees in marketing, general and administrative expenses of $10.7 million and $40.2 million in 2013 and 2012, respectively, of which $2.3 million was recorded as depreciation expense in 2013.

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

(4)
We issued a €500 million Zero Coupon Senior Unsecured Convertible Note ("Convertible Note") to the Seller in conjunction with the closing of the Acquisition. The Convertible Note's embedded conversion feature was determined to meet the definition of a derivative required to be bifurcated and separately accounted for at fair value with changes in fair value recorded in earnings. In 2013 and 2012, we recognized an unrealized loss of $5.4 million and an unrealized gain of $8.0 million, respectively, recorded as interest expense related to changes in the fair value of the conversion feature. On August 13, 2013, the Seller exercised the conversion feature at an agreed upon value of $14.4 million incremental to the Convertible Note's principal. Upon settlement, $0.8 million was recognized as the realized gain on settlement of the conversion feature, which was initially recorded as a liability of $15.2 million when issued in the second quarter of 2012. Additionally, within other income (expense), we recorded unrealized gains of $0.5 million and unrealized losses of $2.4 million and $23.8 million during 2014, 2013 and 2012, respectively, related to foreign currency movements on this Convertible Note. We additionally recorded a net loss within other income (expense) of $4.9 million during 2013 related to foreign exchange contracts and cash positions entered into to hedge our risk associated with the payment of this foreign denominated debt. See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Debt" and Note 17, "Derivative Instruments and Hedging Activities" of the Notes for additional information.

Additionally, the unrealized changes in fair value on our commodity swaps not designated in hedging relationships are recorded as cost of goods sold within our Corporate business activities. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. Related to these derivatives, we recorded unrealized losses of $4.2 million and $2.7 million in 2014 and 2013, respectively, and an unrealized gain of $3.0 million in 2012.

(5)
In 2014, we recognized a gain of $11.3 million within marketing, general and administrative expenses related to the release of an indirect tax reserve recorded in conjunction with the initial purchase accounting for the Acquisition and is related to the settlement of certain local country regulatory matters associated with pre-acquisition periods.

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

(6)
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

(7)
The effect of noncontrolling interest on the adjustments used to arrive at underlying income, a non-GAAP measure, is calculated based on our ownership percentage of our subsidiaries from which each adjustment arises. This adjustment relates to the goodwill impairment charge in our MC Si'hai joint venture, for which we subsequently sold our ownership interest in 2013.

(8)
The effect of taxes on the adjustments used to arrive at underlying net income, a non-GAAP measure, is calculated based on applying the underlying full-year effective tax rate to underlying earnings, excluding special and non-core items. The effect of taxes on special and non-core items is calculated based on the statutory tax rate applicable to the item being adjusted for in the jurisdiction from which each adjustment arises. Additionally, the adjustment for 2014 includes an income tax benefit of $16.2 million recognized in the first quarter of 2014 related to the release of an income tax reserve recorded in conjunction with the initial purchase accounting for the Acquisition and is related to the settlement of certain local country regulatory matters associated with pre-acquisition periods.
The following table highlights summarized components of our consolidated statements of operations for the years ended December 31, 2014, December 31, 2013, and December 29, 2012, and provides a reconciliation of "underlying EBITDA", a non-GAAP measure, to its nearest U.S. GAAP measure. See Part II-Item 8 Financial Statements and Supplementary Data, “Consolidated Statements of Operations” for additional details of our U.S. GAAP results.

	For the years ended
	December 31, 2014	Change	December 31, 2013	Change	December 29, 2012
	(In millions, except percentages and per share data)
Net income attributable to MCBC from continuing operations	$513.5	(9.2)%	$565.3	28.0%	$441.5
Add: Net income (loss) attributable to noncontrolling interests	3.8	(26.9)%	5.2	N/M	(3.9)
Net income (loss) from continuing operations	$517.3	(9.3)%	$570.5	30.4%	$437.6
Adjustments:
Add: Interest expense (income), net	133.7	(21.4)%	170.1	(8.1)%	185.0
Add: Income tax expense (benefit)	69.0	(17.9)%	84.0	(45.6)%	154.5
Add: Depreciation and amortization	313.0	(2.3)%	320.5	17.5%	272.7
Adjustments included in underlying income(1)	316.8	56.4%	202.6	(22.0)%	259.7
Adjustments to arrive at underlying EBITDA(2)	(8.9)	15.6%	(7.7)	(82.0)%	(42.8)
Adjustments to arrive at underlying EBITDA related to our investment in MillerCoors(3)	129.6	0.9%	128.5	(2.1)%	131.2
Non-GAAP: Underlying EBITDA	$1,470.5	0.1%	$1,468.5	5.1%	$1,397.9
N/M = Not meaningful

(1)	Includes adjustments to non-GAAP underlying income within the table above related to special and non-core items.

(2)
Represents adjustments to remove amounts related to interest, depreciation and amortization included in the adjustments to non-GAAP underlying income above, as these items are added back as adjustments to net income attributable to MCBC from continuing operations.

(3)
Adjustments to our equity income from MillerCoors, which include our proportionate share of MillerCoors' interest, income tax, depreciation and amortization, special items, and amortization of the difference between the MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors.

Worldwide Beer Volume
Worldwide beer volume (including adjacencies, such as cider) is composed of our financial volume, royalty volume and proportionate share of equity investment STR. Financial volume represents owned beer brands sold to unrelated external customers within our geographical markets, net of returns and allowances. Royalty beer volume consists of our brands produced and sold by third parties under various license and contract-brewing agreements. Equity investment STR brand volume represents our ownership percentage share of volume in our subsidiaries accounted for under the equity method, including MillerCoors and Modelo Molson Imports, L.P. ("MMI"), our joint venture in Canada with Grupo Modelo S.A.B. de C.V. ("Modelo"). We finalized the termination of our MMI joint venture relationship in the first quarter of 2014. As such, our worldwide beer volume for the year ended December 31, 2014, includes our percentage share of volume in MMI through the transition period ended February 28, 2014. See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Investments" of the Notes for additional discussion.

The following table highlights summarized components of our sales volume for the years ended December 31, 2014, December 31, 2013, and December 29, 2012:

	For the years ended
	December 31, 2014	Change	December 31, 2013	Change	December 29, 2012
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	30.445	(0.2)%	30.521	20.4%	25.343
Royalty volume(1)	1.580	16.8%	1.353	27.2%	1.064
Owned volume	32.025	0.5%	31.874	20.7%	26.407
Proportionate share of equity investment sales-to-retail(2)	26.939	(3.3)%	27.864	(2.8)%	28.652
Total worldwide beer volume	58.964	(1.3)%	59.738	8.5%	55.059

(1)	Includes MCI segment royalty volume that is primarily in Russia, Ukraine and Mexico, and Europe segment royalty volume in Republic of Ireland.

(2)	Reflects the addition of our proportionate share of equity method investments STR for the periods presented.
Our worldwide beer volume decreased in 2014 compared to 2013, primarily due to lower volumes in the U.S. and Canada, partially offset by increased volumes from MCI. Worldwide beer volume increased in 2013 compared to 2012, primarily due to including a full year of Central Europe volumes, as well as increased volumes in the U.K., partially offset by lower volumes in the U.S. and Canada.
Net Sales
The following table highlights the drivers of change in net sales for the year ended December 31, 2014, versus December 31, 2013 by segment (in percentages):

	Percent Change 2014 versus 2013
	Volume	Price, Product and Geography Mix	Currency	Other	Total
Consolidated	(0.9)%	1.2%	(1.7)%	—%	(1.4)%
Canada	(3.0)%	1.8%	(6.5)%	—%	(7.7)%
Europe	(0.3)%	1.0%	2.7%	—%	3.4%
MCI	19.8%	(2.4)%	(3.8)%	—%	13.6%
Corporate(1)	—%	—%	—%	(8.3)%	(8.3)%
Eliminations(2)	(10.4)%	—%	—%	—%	(10.4)%

(1)	Corporate net sales revenue includes the results of our water resources and energy operations in the state of Colorado.

(2)	Eliminations represent intercompany sales from Europe to MCI and are included in the Europe driver changes. These intercompany sales are eliminated in consolidated totals.
Cost Savings Initiatives
Cost reductions across our company in 2014 were largely consistent with 2013, totaling more than $70 million, driven by our Canada and Europe segments. MillerCoors delivered incremental cost savings in 2014 of approximately $143 million, of which our 42% share is approximately $60 million.
Depreciation and Amortization
Depreciation and amortization expense was $313.0 million in 2014, a decrease of $7.5 million compared to 2013, primarily due to decreased amortization of our intangible assets, as well as the impact of changes in foreign currency rates. Depreciation and amortization expense was $320.5 million in 2013, an increase of $47.8 million compared to 2012, primarily due to a full year of Central Europe results.

Income Taxes
Our effective tax rate, a U.S. GAAP measure, was approximately 12% in 2014, 13% in 2013 and 26% in 2012. Our effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our foreign businesses, tax planning strategies and favorable resolution of unrecognized tax positions. The 2014 effective tax rate decreased versus 2013 due to the settlement of our advance pricing agreement between the U.S. and Canada tax authorities, and the favorable settlement of certain unrecognized tax positions in several jurisdictions. Our 2014 and 2013 effective tax rate and underlying effective tax rate, a non-GAAP measure, were lower compared to 2012 primarily due to the favorable resolution of unrecognized tax positions and lower valuation allowances. See table below for the reconciliation of our underlying effective tax rate to its nearest U.S. GAAP measure.

	For the years ended
	December 31, 2014	December 31, 2013	December 29, 2012
Effective tax rate	12%	13%	26%
Adjustments:
Tax rate changes	—%	—%	(5)%
Acquisition-related costs	—%	—%	(2)%
China impairments	—%	—%	(1)%
Tax impact of special and non-core items	3%	2%	—%
Non-GAAP: Underlying effective tax rate	15%	15%	18%
Additionally, our unrecognized tax benefits decreased by $78.1 million, primarily driven by the favorable resolution of unrecognized tax positions, the settlement of certain tax audits and the expiration of various statutes of limitation. See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Income Tax" of the Notes for further discussion.
Discontinued Operations
Discontinued operations are associated with the formerly-owned Cervejarias Kaiser Brasil S.A. ("Kaiser") business in Brazil and the related indemnity obligations to FEMSA Cerveza S.A. de C.V. ("FEMSA") related to purchased tax credits and other tax, civil and labor issues. Our results in 2012 also include amounts related to discontinued operations associated with a distributorship litigation which was settled in 2012. See Part II—Item 8 Financial Statements and Supplementary Data, Note 19, "Commitments and Contingencies" of the Notes for further discussion.

Results of Operations
Canada Segment

	For the years ended
	December 31, 2014	Change	December 31, 2013	Change	December 29, 2012
	(In millions, except percentages)
Volume in hectoliters	8.075	(3.1)%	8.332	(2.0)%	8.505
Sales	$2,363.4	(8.2)%	$2,575.1	(3.7)%	$2,675.2
Excise taxes	(569.5)	(9.8)%	(631.3)	(1.1)%	(638.4)
Net sales	1,793.9	(7.7)%	1,943.8	(4.6)%	2,036.8
Cost of goods sold	(1,021.6)	(7.5)%	(1,104.3)	(1.5)%	(1,120.7)
Gross profit	772.3	(8.0)%	839.5	(8.4)%	916.1
Marketing, general and administrative expenses	(412.5)	(7.9)%	(448.0)	(6.0)%	(476.5)
Special items, net(1)	41.8	N/M	(30.7)	124.1%	(13.7)
Operating income (loss)	401.6	11.3%	360.8	(15.3)%	425.9
Other income (expense), net	5.2	108.0%	2.5	(186.2)%	(2.9)
Income (loss) from continuing operations before income taxes	$406.8	12.0%	$363.3	(14.1)%	$423.0
Adjusting items:
Special items, net(1)	(41.8)	N/M	30.7	124.1%	13.7
Other non-core items	—	(100.0)%	(1.2)	N/M	—
Non-GAAP: Underlying pretax income (loss)	$365.0	(7.1)%	$392.8	(10.1)%	$436.7
N/M = Not meaningful

(1)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 8, "Special Items" of the Notes for detail of special items.
Significant events
In the fourth quarter of 2014, we entered into an agreement with SABMiller ("Miller") for the accelerated termination of our license agreement, effective March 2015, under which we had exclusive rights to distribute certain Miller products in Canada. As a result, beginning in the second quarter of 2015 we will no longer distribute the Miller brands in Canada, which will adversely impact our volume and sales prospectively. Additionally, in the fourth quarter of 2014, we became aware of a legal dispute related to Brewers' Retail, Inc. ("BRI"), our joint venture arrangement related to the distribution and retail sale of beer in Ontario, which could result in an adverse impact to our future results. Further, we finalized the termination of our MMI joint venture relationship in the first quarter of 2014. As such, our results for the year ended December 31, 2014, include our percentage share of the MMI results through the transition period ended February 28, 2014. See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Investments" and Note 19, "Commitments and Contingencies" of the Notes for further discussion of these matters impacting our Canada business.
Foreign currency impact on results
During 2014, the Canadian Dollar ("CAD") depreciated versus the USD on an average basis, resulting in a decrease of $22.9 million and $18.0 million to our 2014 USD earnings before income taxes and USD underlying pretax income, respectively. During 2013, the CAD depreciated against the USD on an average basis, resulting in a decrease of $9.4 million and $11.3 million to our 2013 USD earnings before income taxes and USD underlying pretax income, respectively. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transaction gains and losses is recorded within other income (expense).
Volume and net sales
STRs decreased 4.7% in 2014 compared to 2013, driven by the termination of the MMI joint venture, decline in the overall industry, weak economic factors, increased competitor promotional activity and unfavorable weather across key regions this year.

The Canadian beer industry STRs decreased in 2014 compared to calendar year 2013. Our market share also declined on a full-year basis.
Sales volume decreased in 2014 compared to 2013, due to the continued industry softness and increased competitive pressure on our core brands.
Net sales per hectoliter increased 1.8% in local currency in 2014 compared to 2013, driven by favorable pricing and mix shift to higher priced brands and packages.
STRs decreased 1.9% in 2013 compared to 2012, driven by higher beer excise taxes in Quebec, weak economic conditions, increased competitor promotional activity and unfavorable weather across key regions this year.
The Canadian beer industry STRs decreased slightly in calendar year 2013 compared to 2012. As a result, our market share declined slightly on a full-year basis.
Sales volume decreased in 2013 compared to 2012, due to continued industry softness and increased competitive pressure on our core brands and in Quebec, partially offset by export business results.
Net sales per hectoliter increased 0.4% in local currency in 2013 compared to 2012, driven by favorable pricing and export business results offset by mix shift to lower priced brands and packages.
Cost of goods sold
Cost of goods sold per hectoliter increased 2.3% in local currency in 2014 compared to 2013, driven by input inflation and fixed-cost deleverage, the termination of the Modelo joint venture, sales mix shift toward higher-cost brands and packages, and increased promotional packaging expense. These factors were partially offset by cost savings. Under the MMI arrangement, we recognized equity earnings within cost of goods sold of $0.7 million, $11.7 million and $12.0 million, during the years ended 2014, 2013 and 2012, respectively.
Cost of goods sold per hectoliter increased 3.6% in local currency in 2013 compared to 2012, driven by input inflation and fixed-cost deleverage, sales mix shift toward higher-cost brands and packages, increased promotional packaging expense, along with increased pension and other costs. These factors were partially offset by cost savings.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 1.4% in local currency in 2014 compared to 2013, driven by cost savings, partially offset by higher marketing spending and incentive compensation, as well as cycling administrative cost recoveries from MMI. During the years ended 2014, 2013 and 2012, MCC recognized administrative cost recoveries under our agency and services agreement with MMI of $0.7 million, $6.8 million and $7.5 million, respectively. Marketing spend and related recoveries under this agreement had zero impact on our results for all periods presented.
Marketing, general and administrative expenses decreased 3.2% in local currency in 2013 compared to 2012, driven by reductions in incentive compensation and overhead costs.

United States Segment

	For the years ended
	December 31, 2014	Change	December 31, 2013	Change	December 31, 2012
	(In millions, except percentages)
Volumes in hectoliters(1)	72.701	(2.1)%	74.274	(2.7)%	76.299
Sales	$8,990.4	0.2%	$8,969.8	—%	$8,966.6
Excise taxes	(1,142.0)	(2.3)%	(1,169.0)	(3.0)%	(1,205.5)
Net sales	7,848.4	0.6%	7,800.8	0.5%	7,761.1
Cost of goods sold	(4,743.8)	0.4%	(4,723.7)	0.7%	(4,689.7)
Gross profit	3,104.6	0.9%	3,077.1	0.2%	3,071.4
Marketing, general and administrative expenses	(1,755.9)	(0.8)%	(1,769.9)	(3.2)%	(1,828.5)
Special items, net	(1.4)	(92.9)%	(19.8)	(37.7)%	(31.8)
Operating income	1,347.3	4.7%	1,287.4	6.3%	1,211.1
Interest income (expense), net	(1.1)	(31.3)%	(1.6)	14.3%	(1.4)
Other income (expense), net	5.5	175.0%	2.0	17.6%	1.7
Income from continuing operations before income taxes and noncontrolling interests	1,351.7	5.0%	1,287.8	6.3%	1,211.4
Income tax expense	(6.1)	56.4%	(3.9)	(29.1)%	(5.5)
Income from continuing operations	1,345.6	4.8%	1,283.9	6.5%	1,205.9
Net income attributable to noncontrolling interests	(19.4)	44.8%	(13.4)	(10.7)%	(15.0)
Net income attributable to MillerCoors	$1,326.2	4.4%	$1,270.5	6.7%	$1,190.9
Adjusting items:
Special items, net of tax	1.4	(92.9)%	19.8	(37.7)%	31.8
Non-GAAP: Underlying net income attributable to MillerCoors	$1,327.6	2.9%	$1,290.3	5.5%	$1,222.7

(1)	Includes contract brewing and company-owned distributor sales, which are excluded from our worldwide beer volume calculation.

The following represents our proportionate share of MillerCoors' net income reported under the equity method:

	For the years ended
	December 31, 2014	Change	December 31, 2013	Change	December 31, 2012
	(In millions, except percentages)
Net income attributable to MillerCoors	$1,326.2	4.4%	$1,270.5	6.7%	$1,190.9
MCBC economic interest	42%		42%		42%
MCBC proportionate share of MillerCoors net income	557.0	4.4%	533.6	6.7%	500.2
Amortization of the difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(1)	4.6	—%	4.6	(6.1)%	4.9
Share-based compensation adjustment(1)	0.2	(75.0)%	0.8	(86.2)%	5.8
Equity Income in MillerCoors	$561.8	4.2%	$539.0	5.5%	$510.9
Adjusting items:
MCBC proportionate share of MillerCoors special items, net of tax	0.6	(92.8)%	8.3	(38.1)%	13.4
Non-GAAP Equity Income in MillerCoors	$562.4	2.8%	$547.3	4.4%	$524.3

(1)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Investments" of the Notes, for a detailed discussion of these equity method adjustments.

	Percent Change 2014 versus 2013
	Volume	Price, Product and Geography Mix	Currency	Other	Total
MillerCoors	(2.2)%	2.8%	—%	—%	0.6%
The discussion below highlights the MillerCoors results of operations for the year ended December 31, 2014, versus the year ended December 31, 2013, and for the year ended December 31, 2013, versus the year ended December 31, 2012.
Volume and net sales
Domestic STRs declined 2.5% in 2014 compared to 2013, driven by declines in both the premium light and economy portfolios, partially offset by growth in Redd's, Blue Moon, Leinenkugel's and Coors Banquet.
Total STWs volume declined 2.1% in 2014 compared to 2013. Domestic STWs decreased 2.5% versus 2013, driven by the decline in STRs, while contract brewing volume increased slightly.
Domestic net sales per hectoliter increased 2.9% in 2014 compared to 2013, driven by favorable net pricing and positive brand mix. Total net sales per hectoliter, including contract brewing and company-owned distributor sales, increased 2.8% in 2014 compared to 2013.
Domestic STRs declined 2.8% in 2013 compared to 2012, driven by declines in both the premium light and economy portfolios, partially offset by growth in Coors Banquet and high single digit growth in Tenth and Blake, led by the Leinenkugel's, Blue Moon and Batch 19 brands.
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
Cost of goods sold
Cost of goods sold per hectoliter increased 2.6% in 2014 compared to 2013, driven by commodity and brewery inflation, lower fixed-cost absorption, and higher costs associated with brand innovation.

Cost of goods sold per hectoliter increased 3.5% in 2013 compared to 2012, driven by commodity and brewery inflation and higher costs associated with brand innovation, as well as lower fixed-cost absorption due to lower volume.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased slightly in 2014 compared to 2013, driven primarily by cost reductions, lower pension expenses and promotional spending, partially offset by increased brand investments.
Marketing, general and administrative expenses decreased in 2013 compared to 2012, driven primarily by a reduction in media investment and lower pension expense.
Special items, net
During 2014, MillerCoors recognized special charges of $1.4 million related to restructuring activities.
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
Other information
MillerCoors distributes its excess cash to its owners, SABMiller and MCBC, on a 58% - 42% basis, respectively. As of December 31, 2014, and December 31, 2013, MillerCoors had cash of $9.3 million and $12.3 million, respectively. As of December 31, 2014, and December 31, 2013, MillerCoors had total debt of $1.7 million and $10.6 million, respectively. There are no restrictions from external sources on its ability to make cash distributions to its owners.
MillerCoors recognized $311.1 million, $291.5 million and $285.4 million of depreciation and amortization during 2014, 2013 and 2012, respectively.
MillerCoors contributed $97.7 million (our 42% share was $41.0 million) to its defined benefit pension plans in 2014. For 2015, MillerCoors' contributions to its defined benefit pension plans are expected to be approximately $100 million to $120 million (our 42% share is $42 million to $50 million), which are not included in our contractual cash obligations.

Europe Segment
The following represents our results of operations for Europe for the years ended December 31, 2014, December 31, 2013, and December 29, 2012. Amounts for the year ended December 29, 2012 include the pro forma results related to Central Europe to give effect to the Acquisition as if it had occurred at the beginning of fiscal year 2012.

	For the years ended
	2014		2013	2012
	Actual	Change	Actual	Actual-Europe(1)	Pro Forma-Central Europe(5)	Pro Forma Combined 2012(5)	Change
			(In millions, except percentages)
Volume in hectoliters(2)	21.083	(0.3)%	21.146	15.896	5.303	21.199	(0.3)%
Sales(2)	$3,384.1	3.6%	$3,265.4	$2,783.6	$420.5	$3,204.1	1.9%
Excise taxes	(1,183.8)	4.1%	(1,137.1)	(1,036.1)	(92.8)	(1,128.9)	0.7%
Net sales(2)(6)	2,200.3	3.4%	2,128.3	1,747.5	327.7	2,075.2	2.6%
Cost of goods sold(7)	(1,375.8)	1.3%	(1,357.5)	(1,159.9)	(194.2)	(1,354.1)	0.3%
Gross profit	824.5	7.0%	770.8	587.6	133.5	721.1	6.9%
Marketing, general and administrative expenses(8)	(573.1)	0.6%	(569.5)	(431.4)	(108.8)	(540.2)	5.4%
Special items, net(3)	(365.9)	112.2%	(172.4)	(23.5)	—	(23.5)	N/M
Operating income (loss)	(114.5)	N/M	28.9	132.7	24.7	157.4	(81.6)%
Interest income(4)	4.4	(10.2)%	4.9	5.7	—	5.7	(14.0)%
Other income (expense), net	(1.8)	N/M	0.5	(2.2)	(0.6)	(2.8)	(117.9)%
Income (loss) from continuing operations before income taxes	$(111.9)	N/M	$34.3	$136.2	$24.1	$160.3	(78.6)%
Adjusting items:
Special items, net(3)	365.9	112.2%	172.4	23.5	—	23.5	N/M
Acquisition and integration related costs	—	(100.0)%	6.6	13.0	(11.1)	1.9	N/M
Other non-core items	(11.3)	N/M	—	(0.7)	—	(0.7)	(100.0)%
Non-GAAP: Underlying pretax income (loss)	$242.7	13.8%	$213.3	$172.0	$13.0	$185.0	15.3%
N/M = Not meaningful

(1)
Actual Europe results for 2012 include the actual results for the U.K. for the full year 2012 combined with the actual results for Central Europe from the Acquisition date of June 15, 2012, through December 31, 2012.

(2)
Reflects gross segment sales and for 2014, 2013 and 2012 includes intercompany sales to MCI of 0.057 million hectoliters, 0.066 million hectoliters and 0.246 million hectoliters, respectively and $5.3 million, $4.8 million and $16.0 million of net sales, respectively. The offset is included within MCI cost of goods sold. These amounts are eliminated in the consolidated totals.

(3)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 8, "Special Items" of the Notes for detail of special items.

(4)	Interest income is earned on trade loans to on-premise customers exclusively in the U.K. and is typically driven by note receivable balances outstanding from period to period.

(5)
Pro forma amounts for 2012 include the results of operations for StarBev from January 1, 2012, to June 15, 2012, (Pro Forma Central Europe) and on a combined basis with the actual results of our historical post acquisition Central Europe and U.K. segments (Pro Forma Combined) for the year ended December 29, 2012. These amounts also include pro forma adjustments as if StarBev had been acquired on January 1, 2012, the first day of our 2012 fiscal year, including the effects of acquisition accounting as described below and eliminating non-recurring costs and expenses directly related to the transaction, but do not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2012, nor are they indicative of the results that may be obtained in the future. Financial information for StarBev is from audited annual and unaudited interim financial information in Euros derived from StarBev's underlying books and records maintained in accordance with International Financial Reporting Standards ("IFRS") and translated to USD using quarterly average exchange rates during each period indicated. Based on our review of StarBev's historical financial statements and understanding of the differences between U.S. GAAP and IFRS, we are not aware of any further adjustments that we would need to make to StarBev's historical financial statements to present them on a U.S. GAAP basis except as noted below.

(6)
To align StarBev to U.S. GAAP and to our accounting policies, StarBev's historical net sales were reduced by $25.4 million for the pre-Acquisition period of January 1, 2012, to June 15, 2012, to reflect reclassifications relating primarily to the treatment of payments made to customers. Specifically, in accordance with U.S. GAAP, these customer payments are considered a reduction of net sales and, therefore, have been reclassified from marketing, general and administrative expenses. These amounts include $6.3 million for the pre-Acquisition period of January 1, 2012, to June 15, 2012, that StarBev classified as amortization associated with intangible assets related to customer supply rights.

(7)
To align StarBev to U.S. GAAP and to our accounting policies, StarBev's historical cost of goods sold were increased by $37.6 million for the pre-Acquisition period of January 1, 2012, to June 15, 2012, to reflect U.S. GAAP reclassifications from the financial statements of StarBev to align their presentation with ours. This adjustment primarily relates to the reclassification of $39.0 million for the pre-Acquisition period of January 1, 2012, to June 15, 2012, of distribution and logistics costs from marketing, general and administrative expenses to cost of goods sold. Additionally, there were $2.1 million for the pre-Acquisition period of January 1, 2012, to June 15, 2012, of production equipment-related gains that were reclassified from marketing, general and administrative expenses to cost of goods sold. We also made pro forma adjustments to cost of goods sold for an increase of $1.7 million for the pre-Acquisition period of January 1, 2012, to June 15, 2012, resulting from the purchase price allocation for the Acquisition primarily driven by the amortization of the fair value of a favorable malting agreement within other intangibles offset in part by adjustments to decrease depreciation as a result of changes in the fair value of properties. Additionally, $8.6 million of charges related to the non-recurring fair value adjustment to acquisition date inventory that are reflected in the historical post-Acquisition MCBC results were added back for the fiscal 2012 results as they are non-recurring and directly related to the Acquisition.

(8)
To align StarBev to U.S. GAAP and to our accounting policies, StarBev's marketing, general and administrative expenses were reduced by $64.6 million for the pre-Acquisition period of January 1, 2012, to June 15, 2012, to reflect reclassifications from the financial statements of StarBev to align presentation with ours. Along with the reclassifications discussed in notes (6) and (7) above, $2.3 million for the pre-Acquisition period of January 1, 2012, to June 15, 2012, was added to marketing, general and administrative expenses to align recognition of various other immaterial items. We also made pro forma adjustments to reduce depreciation and amortization expense by $1.5 million for the pre-Acquisition period of January 1, 2012, to June 15, 2012, to reflect the purchase price adjustments related to the valuations of properties and other intangibles. Additionally, for the year ended December 29, 2012, $2.5 million in acquisition-related costs incurred in the second quarter of 2012 that are reflected in the historical post-Acquisition MCBC results were removed from marketing, general and administrative expenses, as they are non-recurring and directly related to the Acquisition. In order to provide meaningful trend analysis, the discussion below is based on actual results for 2014 and 2013 and pro forma results for 2012.

Significant events
Our contract for the distribution of the Modelo brands in the U.K. expired as of December 31, 2014, and the termination of our contract brewing arrangement with Heineken in the U.K. will be effective at the end of April 2015. As a result of the loss of these agreements, we are taking actions to lessen the impact of losing this revenue. Additionally, during the fourth quarter of 2014, we received an assessment from a local country regulatory authority in Europe. While we intend to vigorously challenge the validity of the assessment and defend our position, if the assessment, as issued, is ultimately upheld it could materially affect our results of operations. See Part I—Item 1A Risk Factors and Part II—Item 8 Financial Statements and Supplementary Data, Note 19, "Commitments and Contingencies" of the Notes for further discussion.
Foreign currency impact on results
Our Europe segment operates in numerous countries within Europe, and each country's operations utilize distinct currencies. During 2014, foreign currency movements reduced our Europe USD loss from continuing operations before income taxes by $8.8 million, and increased USD underlying pretax income by $7.7 million. During 2013, foreign currency movements negatively impacted our Europe USD income from continuing operations before income taxes by $2.8 million, and positively impacted our USD underlying pretax income by $4.6 million. On a pro forma basis, foreign currency movements negatively impacted our Europe USD income from continuing operations before income taxes by $3.7 million and positively impacted USD underlying pretax income by $2.8 million. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional gains and losses is recorded within other income (expense).
Volume and net sales
Sales volume decreased slightly in 2014 compared to 2013, due to weak consumer demand, as well as the impacts of significant flooding in the Balkans region in the second quarter of 2014. These factors were partially offset by improved performance in Hungary, Romania, Czech Republic and the U.K.
The business held market share overall, despite significant flooding in some of our highest share markets.
Net sales per hectoliter increased 1.0% in local currency in 2014 compared to 2013, due to positive mix.
Sales volume decreased in 2013 compared to 2012, on a pro forma basis, due to weak consumer demand, negative channel and package mix, as well as the impacts of a flood in Czech Republic in June 2013. These factors were partially offset by improved performance in the U.K., as well as overall positive pricing.
During 2013, the business delivered year over year growth in almost all key markets.
Net sales per hectoliter increased 2.7% in local currency in 2013 compared to 2012, on a pro forma basis, due to positive net pricing and brand mix.
Cost of goods sold
Cost of goods sold per hectoliter decreased 1.1% in local currency in 2014 compared to 2013, primarily driven by lower supply chain and distribution costs offsetting negative mix impact.
Cost of goods sold per hectoliter increased 0.5% in local currency in 2013 compared to 2012, on a pro forma basis, primarily driven by adverse mix shift to higher cost packages, partially offset by lower supply chain costs.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 1.4% in local currency in 2014 compared to 2013, driven by cost savings, the release of a regulatory reserve in the third quarter and a non-core gain related to the favorable resolution of an indirect-tax reserve during the first quarter of 2014, partially offset by higher investment behind core brands and innovation.
Marketing, general and administrative expenses increased 5.3% in local currency in 2013 compared to 2012, on a pro forma basis, driven by driven by higher incentive compensation and investment behind core brands and innovation.
Special items, net
Due to the continued macroeconomic challenges and worsening of the overall European economic environment, as well as significant flooding that occurred in certain of our Central European markets in the second quarter of 2014, we recognized charges during the third quarter of 2014 of $360.0 million related to the impairment of two indefinite-lived intangible brand assets in Europe resulting from our annual impairment testing process. We also recognized charges in 2013 of $150.9 million related to the impairment of indefinite-lived intangible brands in Europe. If the macroeconomic environment continues to worsen or falls into recession, or certain brands continue to decline in volume, there is a risk of further impairment of certain brands in the future. See Part II—Item 8 Financial Statements and Supplementary Data, Note 12, "Goodwill and Intangible Assets" for further discussion.

Molson Coors International Segment

	For the years ended
	December 31, 2014	Change	December 31, 2013	Change	December 29, 2012
	(In millions, except percentages)
Volume in hectoliters(1)	1.344	21.2%	1.109	(6.6)%	1.188
Sales	$184.2	13.2%	$162.7	(4.9)%	$171.0
Excise taxes	(27.9)	11.2%	(25.1)	4.6%	(24.0)
Net sales	156.3	13.6%	137.6	(6.4)%	147.0
Cost of goods sold(2)	(96.5)	13.5%	(85.0)	(5.7)%	(90.1)
Gross profit	59.8	13.7%	52.6	(7.6)%	56.9
Marketing, general and administrative expenses	(73.1)	6.1%	(68.9)	(21.2)%	(87.4)
Special items, net(3)	—	(100.0)%	4.4	(110.4)%	(42.2)
Operating income (loss)	(13.3)	11.8%	(11.9)	(83.6)%	(72.7)
Other income (expense), net	—	(100.0)%	0.1	(83.3)%	0.6
Income (loss) from continuing operations before income taxes(4)	$(13.3)	12.7%	$(11.8)	(83.6)%	$(72.1)
Adjusting items:
Special items, net(3)	—	(100.0)%	(4.4)	(110.4)%	42.2
Other non-core items	—	—%	—	(100.0)%	0.5
Non-GAAP: Underlying pretax income (loss)	$(13.3)	(17.9)%	$(16.2)	(44.9)%	$(29.4)

(1)	Excludes royalty volume of 1.351 million hectoliters, 1.141 million hectoliters and 0.810 million hectoliters in 2014, 2013 and 2012, respectively.

(2)
Reflects gross segment amounts and for 2014, 2013 and 2012 includes intercompany cost of goods sold from Europe of $5.3 million, $4.8 million and $16.0 million, respectively. The offset is included within Europe net sales. These amounts are eliminated in the consolidated totals.

(3)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 8, "Special Items" of the Notes for detail of special items.

(4)	Includes loss attributable to noncontrolling interest of $8.0 million in 2012.
Foreign currency impact on results
Our MCI segment operates in numerous countries around the world and each country's operations utilize distinct currencies. MCI's results were insignificantly impacted by foreign currency movements in both 2014 and 2013. This includes an insignificant effect on both USD losses before income taxes and USD underlying pretax loss. The impact of transactional foreign currency gains and losses is recorded within other income (expense).
Volume and net sales
Total sales volume, including royalty volumes, increased 19.8% and sales volume, excluding royalty volume, increased by 21.2% in 2014 compared to 2013, due to strong Coors Light growth in Latin America and volume growth in India.
Net sales per hectoliter decreased 6.3% in 2014 compared to 2013, driven by geographic mix and foreign currency movements.
Sales volume, including royalty volumes, increased 12.6% in 2013 compared to 2012, due to the addition of the Central Europe export and license business, along with strong Coors Light growth in Latin America markets, partially offset by the negative impact of transferring our Carling travel and export business to the Europe segment. Excluding royalty sales (primarily in Mexico and Eastern Europe), MCI reported sales volume decreased in 2013 compared to 2012 due to the negative impact of transferring our Carling travel and export business to the Europe segment.
Net sales per hectoliter increased 0.3% in 2013 versus 2012, driven by positive geographic mix, higher net pricing in China and the addition of contract brewing volume in India.

Cost of goods sold
Cost of goods sold per hectoliter decreased 6.3% in 2014 compared to 2013, due to sales mix changes, foreign currency movement and geography mix.

Cost of goods sold per hectoliter increased 1.1% in 2013 compared to 2012, due to the addition of contract brewing volume in India.
Marketing, general and administrative expenses
Marketing general and administrative expenses increased in 2014 compared to 2013, due to increases in marketing investments, partially offset by lower overhead expenses and foreign currency movements.
Marketing general and administrative expenses decreased in 2013 compared to 2012, due to lower marketing spending in low-margin accounts in China, as well as the exit from our China joint venture and reduced overhead expenses in other markets. These decreases were partially offset by increases in marketing investments related to the launch of Coors and Blue Moon in Australia.
Corporate

	For the years ended
	December 31, 2014	Change	December 31, 2013	Change	December 29, 2012
	(In millions, except percentages)
Volume in hectoliters	—	—%	—	—%	—
Sales	$1.1	(8.3)%	$1.2	—%	$1.2
Excise taxes	—	—%	—	—%	—
Net sales	1.1	(8.3)%	1.2	—%	1.2
Cost of goods sold	(4.7)	30.6%	(3.6)	N/M	2.2
Gross profit	(3.6)	50.0%	(2.4)	(170.6)%	3.4
Marketing, general and administrative expenses	(105.2)	(2.0)%	(107.4)	(17.9)%	(130.8)
Special items, net(1)	(0.3)	(76.9)%	(1.3)	(35.0)%	(2.0)
Operating income (loss)	(109.1)	(1.8)%	(111.1)	(14.1)%	(129.4)
Interest expense, net	(138.1)	(21.1)%	(175.0)	(8.2)%	(190.7)
Other income (expense), net	(9.9)	(162.7)%	15.8	(118.4)%	(85.8)
Income (loss) from continuing operations before income taxes	$(257.1)	(4.9)%	$(270.3)	(33.4)%	$(405.9)
Adjusting items:
Special items, net(1)	0.3	(76.9)%	1.3	(35.0)%	2.0
Acquisition and integration related costs	—	(100.0)%	4.1	(97.4)%	157.5
Unrealized mark-to-market (gains) and losses	3.7	(76.0)%	15.4	20.3%	12.8
Other non-core items	—	(100.0)%	(22.3)	N/M	(4.8)
Non-GAAP: Underlying pretax income (loss)	$(253.1)	(6.9)%	$(271.8)	14.0%	$(238.4)
N/M = Not meaningful

(1)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 8, "Special Items" of the Notes for detail of special items.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased slightly in 2014 compared to 2013, due to acquisition and related integration costs recognized in 2013.

Marketing, general and administrative expenses decreased in 2013 compared to 2012, due to higher acquisition and related integration costs recognized in 2012.
Interest expense, net
Net interest expense decreased 2014 compared to 2013, driven by our ongoing efforts focused on deleveraging over the last year, which resulted in lower interest incurred on our outstanding borrowings, as well as an additional loss of $5.4 million included in 2013, related to the change in fair value on the conversion feature associated with the €500 million convertible note.
Net interest expense decreased in 2013 compared to 2012, primarily driven by additional interest amounts incurred in 2012 related to financing activities in connection with the Acquisition, as well as the resulting lower interest costs following the debt repayments in 2013.
Other income (expense), net
The impact of transactional gains and losses is recorded within other income (expense). Other income in 2013 also includes a gain of $22.3 million resulting from the sale of a non-operating asset.
Other expense in 2012 was primarily driven by a $57.9 million foreign exchange loss in 2012 on our Euro cash holdings when we used the proceeds from our issuance of the $1.9 billion senior notes to purchase Euros and experienced a negative foreign exchange movement between the Euro and USD prior to using these proceeds to fund the Acquisition. Additionally, concurrent with the announcement of the Acquisition, we entered into a bridge loan agreement, which we terminated upon the closing of our issuance of the $1.9 billion senior notes. In connection with the issuance and subsequent termination of the bridge loan, we incurred debt fees of $13.0 million in 2012. Also, we recognized a net unrealized foreign exchange loss of $23.8 million related to financing instruments entered into in conjunction with the closing of the Acquisition in 2012. Finally, we recognized a $5.2 million gain on a sale of water rights and $2.3 million gain related to other foreign currency movements.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Other Income and Expense" of the Notes for further discussion of other income (expense) amounts.
Liquidity and Capital Resources
Our primary sources of liquidity include cash provided by operating activities, access to external borrowings and monetization of assets. We believe that cash flows from operations, including distributions from MillerCoors, and cash provided by short-term and long-term borrowings, when necessary, will be more than adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, anticipated dividend payments, potential share repurchases and capital expenditures for the next twelve months, and our long-term liquidity requirements. A significant portion of our trade receivables are concentrated in Europe. While these receivables are not concentrated with any specific customer and our allowance on these receivables factors in collectibility, we may encounter difficulties in our ability to collect due to the impact to our customers of any further economic downturn within Europe.
A significant portion of our cash flows from operating activities is generated outside the U.S., in currencies other than USD. As of December 31, 2014, approximately 93% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We accrue for U.S. federal and state tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue U.S. federal and state tax consequences. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. These financing arrangements, along with the distributions received from MillerCoors are sufficient to fund our current cash needs in the U.S.

Net Working Capital
As of December 31, 2014, and December 31, 2013, we had debt-free net working capital of positive $103.0 million and negative $36.8 million, respectively. Short-term borrowings and current portion of long-term debt are excluded from net working capital as they are not reflective of the ongoing operational requirements of the business. The levels of working capital required to run our business fluctuate with the seasonality in our business. Our working capital is also sensitive to foreign exchange rates, as a significant majority of current assets and current liabilities are denominated in either CAD or our European operating currencies such as, but not limited to, GBP, Euro, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu, Bulgarian Lev and Hungarian Forint, while financial results are reported in USD. Below is a table outlining our current and historical net working capital levels:

	As of
	December 31, 2014	December 31, 2013(1)
	(In millions)
Current assets	$1,578.9	$1,537.7
Less: Current liabilities	(2,325.3)	(2,161.4)
Add back: Current portion of long-term debt and short-term borrowings	849.4	586.9
Net working capital	$103.0	$(36.8)

(1)	Current liabilities as of December 31, 2013, have been revised to reflect the correction of the liability for unrecognized tax benefits. See Note 7, "Income Tax" for more details.
The increase in net working capital from negative $36.8 million at December 31, 2013, to positive $103.0 million at December 31, 2014, is primarily related to an overall increase in cash balances due to additional cash used in the prior year for the repayment of long-term debt obligations in the third quarter of 2013, as further discussed below as well as cash generated by operations. The increase in our cash balances was partially offset by the $379.8 million of net repayments on our commercial paper borrowings, as well as reducing our outstanding borrowings on our amended €100 million revolving credit facility which were both fully repaid in 2014. See additional discussion below under subheading "Cash and Cash Equivalents" and Part II—Item 8 Financial Statements, Note 13, "Debt" of the Notes for further details of the current portion of long-term debt and short-term borrowings.
Cash Flows
Our business generates positive operating cash flows each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors described in Part I, Item 1A. Risk Factors.
Cash Flows from Operating activities
Net cash provided by operating activities of $1,272.6 million in 2014, increased by $104.4 million compared to 2013. This increase was primarily due to higher net income, adjusted for increased non-cash add-backs, along with lower cash paid for pension contributions, interest, taxes and restructuring.
Net cash provided by operating activities of $1,168.2 million in 2013, was higher by $184.5 million compared to 2012. This increase was primarily due to higher net income, adjusted for increased non-cash add-backs, including increases in our accounts payable and accrued trade payables balances, driven by the addition of our Central Europe operations, along with lower cash paid for interest, partially offset by higher income tax payments and pension contributions.
Cash Flows from Investing activities
Net cash used in investing activities of $239.4 million in 2014, decreased by $37.6 million compared to 2013.

•	This decrease was primarily driven by lower net investments in MillerCoors, lower capital expenditures and higher return of capital from unconsolidated affiliates.

•
Further, proceeds from sales of properties and other assets decreased by $44.8 million primarily due to the sale of our interest in our Tradeteam joint venture to DHL as well as the sale of other non-core investment assets in 2013. See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Investments" and Note 6, "Other Income and Expense" of the Notes for further discussion.

Net cash used in investing activities of $277.0 million in 2013, decreased by $2,358.1 million compared to 2012.

•	This decrease was primarily driven by the $2,257.4 million used in the Acquisition during the second quarter of 2012.

•	Additionally, in 2012, we settled $110.6 million of our cross currency swaps.

•
Further, proceeds from sales of properties and other assets increased $37.9 million in 2013 primarily due to the sale of our interest in our Tradeteam joint venture to DHL as well as the sale of other non-core investment assets in 2013. See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Investments" and Note 6, "Other Income and Expense" of the Notes for further discussion.

•	This decrease was partially offset by an increase in additions to properties of $71.6 million primarily related to investments in Europe in 2013.
Cash Flows from Financing activities
Net cash used in financing activities of $802.0 million in 2014, decreased by $257.2 million compared to 2013.

•
The decrease in cash used in financing activities is primarily related to additional 2013 payments of long-term debt partially offset by additional 2014 net payments on revolving credit facilities and commercial paper. During 2013 we repaid the $575 million convertible bonds, the €500 million convertible note (less the €44.9 million initially withheld) for $614.7 million, and the balance of our Euro denominated term loan for $123.8 million.

Comparatively, during 2014, we released $61.4 million (€44.9 million) of the €500 million convertible note to the Seller. Additionally during 2014, we made net payments of $513.9 million on our revolving credit facilities and commercial paper program compared to proceeds of $507.4 million in 2013. These payments in the current year were primarily driven by reducing the outstanding balances on our commercial paper borrowings and Euro-denominated revolving credit facility to zero. Additionally, we had net borrowings on our European notional cross-border, cross currency cash pool within our Europe business of $74.1 million for 2014. Comparatively, we were not in an overdraft position as of December 31, 2013 or as of December 29, 2012, and thus the net overdraft borrowings was zero in 2013.

•
During 2014 we repaid $65.2 million on our remaining cross currency swaps, which were extended and designated as a net investment hedge in the fourth quarter of 2011, compared to $119.4 million in 2013

•
The decrease in cash used in financing activities during 2014, was also offset by a $43.9 million decrease in the proceeds from exercise of stock options, including the related tax impact, as well as a $39.0 million increase in dividends paid.

Net cash used by financing activities totaled $1,059.2 million in 2013, compared to net cash provided by financing activities of $1,171.4 million in 2012.

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

•	The increase in cash used in financing activities was partially offset by a $54.7 million increase in the proceeds from the exercise of stock options versus 2012.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Debt" of the Notes for a summary of our financing activities and debt position at December 31, 2014, and December 31, 2013.

Underlying Free Cash Flow
We generated $956.7 million of underlying free cash flow in 2014. This represents a 7.3% increase in underlying free cash flow compared to $892.0 million in 2013, driven by increased distributions from our investment in MillerCoors, as well as lower cash paid for pension contributions, capital expenditures, interest and taxes, along with higher underlying income, after considering non-cash impairments and other non-cash adjustments. These increases were partially offset by a decreased benefit from changes in net working capital.
The following table provides a reconciliation of Underlying Free Cash Flow, a non-GAAP measure, to the nearest U.S. GAAP measure (Net Cash Provided by Operating Activities).

		For the years ended
		December 31, 2014	December 31, 2013	December 29, 2012
		(In millions)
U.S. GAAP:	Net Cash Provided by Operating Activities	$1,272.6	$1,168.2	$983.7
Less:	Additions to properties(1)	(259.5)	(293.9)	(222.3)
Less:	Investment in MillerCoors(1)	(1,388.1)	(1,186.5)	(1,008.8)
Add:	Return of capital from MillerCoors(1)	1,382.5	1,146.0	942.4
Add/(Less):	Cash impact of Special items(2)	(55.8)	48.8	11.6
Add:	Costs related to the Acquisition(3)	—	7.7	134.7
Add:	MillerCoors investment in businesses(4)	1.3	—	14.4
Add:	MillerCoors purchase of noncontrolling interest(4)	—	—	9.0
Add:	MillerCoors cash impact of Special items(4)	3.7	1.7	—
Non-GAAP:	Underlying Free Cash Flow	$956.7	$892.0	$864.7

(1)	Included in net cash used in investing activities.

(2)	Included in net cash provided by operating activities. See Part II—Item 8 Financial Statements and Supplementary Data, Note 8, "Special Items" of the Notes for further discussion.

(3)	Included in net cash provided by operating activities and reflects acquisition and integration costs paid.

(4)	Amounts represent our proportionate 42% share of the cash flow impacts.
Capital Resources
Cash and Cash Equivalents
As of December 31, 2014, we had total cash and cash equivalents of $624.6 million, compared to $442.3 million at December 31, 2013. The increase versus prior year end was driven by the use of a significant amount of cash to repay the debt obligations in 2013 as discussed above. Our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 90 days or less. These investments are viewed by management as low-risk investments and on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary. We also utilize a cash pooling arrangement to facilitate the access to cash across Europe.
Borrowings
The majority of our outstanding borrowings as of December 31, 2014, consisted of fixed-rate senior notes, with maturities ranging from 2015 to 2042, including the CAD 900 million notes due September 2015. During 2014, we entered into interest rate swaps to economically convert our fixed-rate $500 million 3.5% notes due 2022 to floating rate debt. We also hold short-term borrowings primarily related to our overdrafts from our European cash pool and revolving credit facilities. See Part II—Item 8 Financial Statements, Note 13, "Debt" of the Notes for further details.
Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on such credit facilities if the need arises. During the third quarter of 2014, we refinanced our existing €150 million revolving credit facility in Europe to provide €100 million on an uncommitted basis through September 2015. We had no outstanding borrowings under the €100 million facility as of December 31, 2014. Additionally, as a result of the refinancing of our $950 million revolving credit facility in the second quarter of 2014, we made a reduction to the size of our existing commercial paper program to a maximum aggregate amount outstanding at any time of $750 million. There were no outstanding borrowings under this revolving credit facility or under our commercial paper program as of December 31, 2014, and thus we had $750 million available to draw on under this revolving credit facility as of December 31, 2014, as the borrowing capacity is reduced by borrowings under our commercial paper program. We also have Japanese Yen ("JPY") and Euro ("EUR") uncommitted lines of credit, and CAD and British Pound ("GBP") overdraft facilities with several banks should we need additional short-term liquidity.
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
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions. The covenants specify that our leverage ratio cannot exceed 3.5x debt to EBITDA, as defined in our credit agreement. As of December 31, 2014, and December 31, 2013, we were in compliance with all of these restrictions and have met all debt payment obligations.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Debt" of the Notes for a complete discussion and presentation of all borrowings and available sources of borrowing, including lines of credit.
Use of Cash
As discussed above, during 2014 we released the final principal payments of €44.9 million ($61.4 million at settlement) for amounts withheld on the €500 million convertible note. Additionally during 2014, we had net repayments of $513.9 million on our revolving credit facilities and commercial paper program. As of December 31, 2014, we had no outstanding borrowing on our commercial paper program and no outstanding borrowings on our €100 million revolving credit facility. See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Debt" of the Notes for further discussion.
During 2014 we also early settled the final remaining CAD 241 million notional of our outstanding currency swaps designated as a net investment hedge of our Canadian operations for $65.2 million, and therefore, as of December 31, 2014, we do not have any cross currency swap positions outstanding.
As we continue to evaluate opportunities to deleverage, we may consider additional prepayment of our debt.
In 2014, we made contributions to our defined benefit pension plans of $33.6 million. Our U.K. pension plan is subject to a statutory valuation for funding purposes every three years. The most recent valuation as of June 30, 2013, was completed during the first quarter of 2014 and resulted in a long-term funding commitment plan consisting of an MCBC guarantee of a GBP 150 million (approximately $230 million) lump-sum contribution which was paid in January 2015, using a combination of cash from our operations and a portion of the €100 million revolving credit facility, and annual contributions of GBP 24 million to be made from January 2017 through December 2026.
On February 10, 2015, we declared an increased regular quarterly dividend of $0.41 per share, payable March 16, 2015, to Class A and Class B shareholders of record on February 27, 2015. This dividend represents an 11% increase from the most recent quarter’s dividend of $0.37 per share. In addition, Molson Coors Canada Inc. (TSX: TPX.B, TPX.A), declared a quarterly dividend of the Canadian dollar equivalent of $0.41 per share using the February 10, 2015 noon spot exchange rate as reported by the Bank of Canada, payable March 16, 2015, to Class A exchangeable and Class B exchangeable shareholders of record on February 27, 2015.
On February 10, 2015, we announced that our Board of Directors approved and authorized a new program to repurchase up to $1.0 billion of our Class A and Class B common stock with a program term of four years. Concurrent with the announcement of this new program, we terminated our previously existing program that was announced in 2011 for the repurchase of up to $1.2 billion of our Class A and Class B common stock. There were no repurchases under the previously existing program in 2014, 2013 or 2012.
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

	For the years ended
	December 31, 2014	December 31, 2013	December 29, 2012
Weighted-Average Exchange Rate (1 USD equals)
Canadian dollar (CAD)	1.11	1.03	1.00
Euro (EUR)	0.75	0.77	0.80
British pound (GBP)	0.60	0.64	0.63
Czech Koruna (CZK)	20.67	19.60	19.82
Croatian Kuna (HRK)	5.58	5.70	5.96
Serbian Dinar (RSD)	84.82	85.24	89.97
New Romanian Leu (RON)	3.33	3.31	3.55
Bulgarian Lev (BGN)	1.46	1.48	1.57
Hungarian Forint (HUF)	228.63	223.91	227.11

	As of
	December 31, 2014	December 31, 2013
Closing Exchange Rate (1 USD equals)
Canadian dollar (CAD)	1.16	1.06
Euro (EUR)	0.83	0.73
British pound (GBP)	0.64	0.60
Czech Koruna (CZK)	22.86	19.89
Croatian Kuna (HRK)	6.33	5.54
Serbian Dinar (RSD)	100.30	83.40
New Romanian Leu (RON)	3.70	3.25
Bulgarian Lev (BGN)	1.62	1.42
Hungarian Forint (HUF)	261.64	216.26
The exchange rates for the years ended December 31, 2014, December 31, 2013, and December 29, 2012, have been calculated based on the average of the foreign exchange rates during the relevant period and have been weighted according to the foreign denominated earnings before interest and taxes of the USD equivalent.
Foreign currencies in the countries in which we operate, specifically the CAD, EUR, CZK, HRK and RSD, have devalued significantly over the last few months. If these rates are maintained at similar levels throughout 2015, then the impact on USD reported earnings may be material.

Capital Expenditures
In 2014, we incurred $291.3 million, and paid $259.5 million, on capital improvement projects worldwide, which excludes capital spending by MillerCoors and other equity method joint ventures, representing a 2% decrease versus 2013 capital expenditures incurred of $296.8 million. We expect to incur capital expenditures in 2015 of approximately $330 million, excluding MillerCoors and other equity method joint ventures. The increase in planned expenditures from 2014 is primarily due to planned supply chain capital projects in Canada and keg purchases in Europe. We have increased our focus on where and how we employ our planned capital expenditures, specifically strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.
Contractual Obligations and Commercial Commitments
Contractual Obligations
A summary of our consolidated contractual obligations as of December 31, 2014, and based on foreign exchange rates at December 31, 2014, is as follows:

	Payments due by period
	Total	2015	2016 - 2017	2018 - 2019	2020 and Thereafter
	(In millions)
Debt obligations	$3,179.9	$849.6	$730.3	$—	$1,600.0
Interest payments on debt obligations	1,720.8	123.6	183.0	145.0	1,269.2
Retirement plan expenditures(1)	352.3	276.2	16.1	16.9	43.1
Operating leases	119.3	29.6	34.2	19.6	35.9
Other long-term obligations(2)	2,326.3	726.1	650.9	349.2	600.1
Total obligations	$7,698.6	$2,005.1	$1,614.5	$530.7	$3,548.3
See Part II - Item 8 Financial Statements and Supplementary Data, Note 13, "Debt", Note 16, "Employee Retirement Plans and Postretirement Benefits", Note 17, "Derivative Instruments and Hedging Activities" and Note 19, "Commitments and Contingencies" of the Notes for additional information.

(1)
Represents expected contributions under our defined benefit pension plans in the next twelve months and our benefits payments under postretirement benefit plans for all periods presented. The net underfunded liability at December 31, 2014, of our defined benefit pension plans (excluding our overfunded plans) and postretirement benefit plans is $390.8 million and $162.2 million, respectively. Defined benefit pension plan contributions in future years will vary based on a number of factors, including actual plan asset returns and interest rates, and as such, have been excluded from the above table. We fund pension plans to meet the requirements set forth in applicable employee benefits laws. We may also voluntarily increase funding levels to meet financial goals. Pension contributions and postretirement benefit payments on a consolidated basis (excluding MillerCoors, BRI and BDL) were $41.2 million in 2014. Excluding MillerCoors, BRI and BDL, we expect to make contributions to our defined benefit pension plans of $260 million to $270 million and benefit payments for our other postretirement benefit plans of approximately $10 million in 2015.

Our U.K. pension plan is subject to a statutory valuation for funding purposes every three years. The most recent valuation as of June 30, 2013, was completed during the first quarter of 2014 and resulted in a long-term funding commitment plan consisting of an MCBC guarantee of a GBP 150 million lump-sum contribution (approximately $230 million) which was paid in January 2015, and annual contributions of GBP 24 million to be made from January 2017 through December 2026.
We have taken numerous steps in recent years to reduce our exposure to these long-term pension obligations, including the closure of the U.K. pension plan in early 2009 to future earning of service credit and benefit modifications in several of our Canada plans. However, given the net liability of these plans and their dependence upon the global financial markets for their financial health, the plans will continue to periodically require potentially significant amounts of cash funding.

(2)
The "other long-term obligations" line primarily includes non-cancellable purchase commitments as of December 31, 2014, that are enforceable and legally binding. Approximately $645 million of the total other long-term obligations relate to long-term supply contracts with third parties to purchase raw material, packaging material and energy used in production. Approximately $1,190 million relates to commitments associated with Tradeteam in the U.K. Our aggregate commitments for advertising and promotions, including sports sponsorship, total approximately $251 million. The remaining amounts relate to derivative payments, sales and marketing, distribution, information technology services, open purchase orders and other commitments. Included in other long-term obligations are $25.4 million of unrecognized tax benefits, excluding positions we would expect to settle using deferred tax assets, and $15.5 million of indemnities provided to FEMSA for which we cannot reasonably estimate the timing of future cash flows, and we have therefore included these amounts in the longer than 5 year bucket.
Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity investments and consolidated subsidiaries. See Part II—Item 8 Financial Statements and Supplementary Data, Note 19, "Commitments and Contingencies" of the Notes for further discussion.
Other Commercial Commitments as of December 31, 2014

	Amount of commitment expiration per period
	Total amounts committed	2014	2015 - 2016	2017 - 2018	2019 and Thereafter
	(In millions)
Standby letters of credit	$58.3	$58.3	$—	$—	$—

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
Outlook for 2015
In 2015, we will continue to drive our strategy of building a stronger brand portfolio, delivering value-added innovation, strengthening our core brand positions and increasing our share in above premium, craft and cider. We will do this while ensuring that we have a meaningful cost base and a deeply embedded focus on our approach to generating higher returns for our invested capital, managing our working capital and delivering a greater return on investment for our shareholders. Through 2015 and beyond, we will continue to focus on delighting our consumers and our customers to ensure we are the first choice brewer in the geographies and segments in which we operate.
We anticipate that 2015 will, however, present various challenges, including a higher effective tax rate versus 2014. Additionally, we anticipate substantial challenges to our USD results due to the impact of foreign currency translation, based on current foreign exchange rates, as well as the impact of the termination of three business contracts during the year. Specifically, we expect our 2015 financial results to be negatively affected in the U.K. by the termination of our Modelo distribution arrangement at the end of 2014 and the termination of our contract brewing arrangement with Heineken at the end of April 2015. Additionally, we have agreed to terminate our license agreement for the distribution of the Miller brands in Canada, effective at the end of March 2015. We expect the loss of these three contracts to negatively impact our 2015 pretax profit by approximately $40 million. We are taking actions to lessen the impact of losing these income streams, including the proposed closure of our Alton brewery to adjust our U.K. cost base to reflect the loss of the Heineken contract volume, along with the addition of the FEMSA brands to our business in Canada and adding the Modelo brands in Central Europe.
In Canada, the market remains weaker than the U.S., and we intend to continue to invest in supply chain efficiency and capability and to streamline our Canada cost base. In core brands, Molson Canadian just introduced the next chapter of its Beer Fridge campaign, and Coors Light will see more retail programing and new advertising early in 2015. In above-premium, consumer demand remains strong for Coors Banquet, Molson Canadian Cider, and Mad Jack Apple Lager. Last month, we began the national launch of Coors Altitude, a 6.4% ABV lager that is a refreshing alternative to spirits. This year, we also plan to introduce Rickard’s Radler as a seasonal. In addition to Heineken and Strongbow, we are now marketing and distributing the rest of Heineken’s top-end import brands in Canada, including Desperados, Dos Equis, Moretti, Sol and Tecate. In the regulatory arena, as the Ontario government considers potential changes in the way beer is distributed in the largest Canada province, we are working with The Beer Store organization to make this distribution system even better. We are expanding ownership opportunities to all Ontario brewers, while continuing to offer the lowest pretax prices of any province to consumers, among the highest tax revenues to the Ontario government, strong environmental stewardship, and a world-class responsible sale program.
We expect our 2015 Canada cost of goods sold per hectoliter to increase at a mid-single-digit rate in local currency.
In the U.S., our primary focus will be to drive share in American light lagers, making sure consumers know the heritage behind Miller Lite and the cold-filtered Rocky Mountain refreshment of Coors Light. In 2014, we returned Miller Lite to growth in the fourth quarter with a total brand overhaul and redesign focusing on the brand's authenticity and heritage. In 2015, we plan to bring the same focus to returning Coors Light to growth by re-staging the brand while maintaining our core messaging around Rocky Mountain refreshment. In addition, we intend to continue to transform our portfolio to above-premium with innovations like Redd’s, Smith & Forge Hard Cider and further extensions from Leinenkugel's and Blue Moon, such as our new Blue Moon White IPA. We plan to continue to build first choice customer partnerships, working with our distributors to bring more resources to the on-premise with our Building with Beer retail strategy, which leverages the higher velocity and brand appeal of American light lagers. Overall, we also expect to continue to invest significantly in our brands and information technology, and as a result we do not expect to grow our U.S. operating margins in 2015.
We expect MillerCoors cost of goods sold per hectoliter to increase at a low-single-digit rate in 2015.
In Europe, the economy continues to struggle with weak overall consumer demand and a deflationary backdrop, and we expect the continued growth of the value segment and lower-margin channels and package configurations to be challenges again in 2015. We plan to heavily invest in our major segment brands such as Carling, Ozujsko and Jelen, while we continue the strong momentum of our above-premium, craft and cider portfolio. We are also adding the Modelo brands to our international premium brand portfolio in Central Europe this year, but volume for these brands is currently much smaller than the annualized volume of the brands that we are losing in the U.K.
We expect our 2015 Europe cost of goods sold per hectoliter to decrease at a mid-single-digit rate versus 2014 in local currency.
Our International business will focus on growth and expansion in new existing markets. We will continue to drive strong momentum with Coors Light and Coors 1873 in Latin America along with growth in our India business. At the same time, we will remain disciplined with our cost base as we move toward our goal of achieving profitability by 2016.
We expect our 2015 MCI cost of goods sold per hectoliter to decrease at a low-double-digit rate, primarily due to changes in the geographic mix and foreign currency.
We expect 2015 marketing, general and administrative expense in Corporate to be approximately $110 million.
We currently anticipate approximately $260 million to $270 million of cash contributions to our defined benefit pension plans in 2015 and pension expense of approximately $20 million, based on foreign exchange rates as of December 31, 2014. The increase in our expected cash contributions in 2015 is due to a GBP 150 million (approximately $230 million) lump sum payment made to our U.K. pension plan in January 2015. MillerCoors, BRI and BDL pension expense and contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements.
Interest
We anticipate 2015 consolidated net interest expense of approximately $120 million, based on foreign exchange rates as of December 31, 2014.
Tax
Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled. We expect our 2015 underlying tax rate to be in the range of 18% to 22%. We expect our normalized long-term underlying effective tax rate to be in the range of 20% to 24%, assuming no further changes in tax laws, settlement of tax audits, or adjustments to our uncertain tax positions. There are proposed or pending tax law changes in various jurisdictions in which we do business that, if enacted, may have an impact on our underlying effective tax rate.

Dividends
On February 10, 2015, we declared an increased regular quarterly dividend of $0.41 per share, payable March 16, 2015, to Class A and Class B shareholders of record on February 27, 2015. This dividend represents an 11% increase from the most recent quarter’s dividend of $0.37 per share and continues to fall within our previously established range of 18% to 22% of underlying EBITDA. In addition, Molson Coors Canada Inc. (TSX: TPX.B, TPX.A), declared a quarterly dividend of the Canadian dollar equivalent of $0.41 per share using the February 10, 2015 noon spot exchange rate as reported by the Bank of Canada, payable March 16, 2015, to Class A exchangeable and Class B exchangeable shareholders of record on February 27, 2015.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our consolidated financial statements, we are required to make judgments and estimates that significantly affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Our estimates are based on historical experience, current trends and various other assumptions we believe to be relevant under the circumstances. We review the underlying factors used in our estimates regularly, including reviewing the significant accounting policies impacting the estimates, to ensure compliance with U.S. GAAP. However, due to the uncertainty inherent in our estimates, actual results may be materially different. We have identified the accounting estimates below as critical to understanding and evaluating the financial results reported in our consolidated financial statements.
For a complete description of our significant accounting policies, see Part II—Item 8 Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" of the Notes.
Pension and Other Postretirement Benefits
Our defined benefit pension plans cover certain current and former employees in Canada, the U.K. (within our Europe segment) and Japan (within our MCI segment). Our other postretirement benefit ("OPEB") plans provide medical benefits for retirees and their eligible dependents as well as life insurance for certain retirees in Canada, the U.S., and Europe. The Canada and U.K. defined benefit pension plans are primarily funded, but the Japan plan and all OPEB plans are unfunded. We also offer defined contribution plans in each of our segments.
Accounting for pension and OPEB plans requires that we make assumptions that involve considerable judgment which are significant inputs in the actuarial models that measure our net pension and OPEB obligations and ultimately impact our earnings. These include the discount rate, long-term expected rate of return on assets, compensation trends, inflation considerations, health care cost trends and other assumptions, as well as determining the fair value of assets in our funded plans.
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
At December 31, 2014, on a weighted-average basis, the discount rates used were 3.70% for our defined benefit pension plans and 4.15% for our OPEB plans. This is a decrease from the weighted-average discount rates of 4.57% for our defined benefit pension plans and 4.79% for our postretirement plans at December 31, 2013, resulting from expectations for global gross domestic product ("GDP") growth at a slower rate than prior years, along with global deflationary factors.

A 50 basis point change in our discount rate assumptions would have had the following effects on the projected benefit obligation balances as of December 31, 2014, for our pension and OPEB plans:

	Impact to projected benefit obligation as of December 31, 2014 - 50 basis points
	Decrease	Increase
	(In millions)
Projected benefit obligation - unfavorable (favorable)
Pension obligation	$288.5	$(333.9)
OPEB obligation	10.9	(11.7)
Total impact to the projected benefit obligation	$299.4	$(345.6)
Our UK pension plan includes benefits linked to inflation. The above sensitivity analysis does not consider the implications to inflation resulting from the above contemplated discount rate changes. This sensitivity holds all other assumptions constant.
Long Term Expected Rates of Return on Assets
The assumed long-term expected return on assets (“EROA”) is used to estimate the actual return that will occur on each individual funded plan's respective plan assets in the upcoming year. We determine each plan's EROA with substantial input from independent investment specialists, including our actuaries and other consultants. In developing each plan's EROA, we consider current and expected asset allocations, historical market rates as well as historical and expected returns on each plan's individual asset classes. In developing future return expectations for each of our plan's assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads. The calculation includes inputs for interest, inflation, credit, and risk premium (active investment management) rates and fees paid to service providers. Based on the above factors and expected asset allocations, we have assumed, on a weighted-average basis, an EROA of 5.46% for our defined benefit pension plan assets for cost recognition in 2015. This is a decrease from the weighted-average rate of 6.16% we had assumed in 2014. We believe that our EROA assumptions are appropriate; however, significant changes in our assumptions or actual returns that differ significantly from estimated returns may materially affect our net periodic pension costs.
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
A 50 basis point change in our discount rate and expected return on assets assumptions made at the beginning of 2014 would have had the following effects on 2014 net periodic pension and postretirement benefit costs:

	Impact to 2014 pension and postretirement benefit costs - 50 basis points (unfavorable) favorable
	Decrease	Increase
	(In millions)
Description of pension and postretirement plan sensitivity item
Expected return on pension plan assets	$(16.2)	$16.2
Discount rate on pension plans	$(10.8)	$9.9
Discount rate on postretirement plans	$(0.1)	$—
Fair Value of Plan Assets
We recognize our defined benefit pension plans as assets or liabilities in the consolidated balance sheets based on their underfunded or overfunded status as of our year end and recognize changes in the funded status in the year in which the changes occur within other comprehensive income. Our funded status of our defined benefit pension plans is measured as the difference between each plan's projected benefit obligation (“PBO”) and its assets' fair values. The fair value of plan assets is determined by us using available market information and appropriate valuation methodologies. However, considerable judgment is required in selecting an appropriate methodology and interpreting market data to develop the estimates of fair value, especially in the absence of quoted market values in an active market. Changes in these assumptions or the use of different market inputs may have a material impact on the estimated fair values or the ultimate amount at which the plan assets are available to satisfy our plan obligations.
Equity assets are diversified between domestic and other international investments. Relative allocations reflect the demographics of the respective plan participants. See Part II—Item 8 Financial Statements and Supplementary Data, Note 16, "Employee Retirement Plans and Postretirement Benefits" of the Notes for a comparison of target asset allocation percentages to actual asset allocations at December 31, 2014.
Other Considerations
Our net periodic pension and postretirement benefit costs are also influenced by the potential amortization (or non-amortization) from accumulated other comprehensive income of deferred gains and losses, which occur when actual experience differs from estimates. We employ the corridor approach for determining each plan's amortization. This approach defines the “corridor” as the greater of 10% of the PBO or 10% of the market-related value of plan assets (as discussed above) and requires amortization of the excess net gain or loss that exceeds the corridor over the average remaining service periods of active plan participants in Canada. As our U.K. plan is closed, the average remaining life expectancy of all plan participants (including retirees) is used. If our actuarial losses significantly exceed this corridor in the future, significant incremental pension and postretirement costs could result. As of year end 2014, the deferred losses of several of our Canadian plans, as well as those in our U.K. plan, exceeded the 10% corridor.
The assumed health care cost trend rates represent the rates at which health care costs are assumed to increase and are based on actuarial input and consideration of historical and expected experience. We use these trends as a significant assumption in determining our postretirement benefit obligation and related costs. Changes in our projections of future health care costs due to general economic conditions and those specific to health care will impact this trend rate. An increase in the trend rate would increase our obligation and expense of our postretirement health care plan. We believe that our health care cost trend rate assumptions are appropriate; however, significant changes in our assumptions may materially affect our postretirement benefit obligations and related costs. At December 31, 2014, the health care trend rates used were ranging ratably from 7.7% in 2015 to 4.5% in 2028, consistent with rates used at December 31, 2013. See Part II—Item 8 Financial Statements and Supplementary Data, Note 16, "Employee Retirement Plans and Postretirement Benefits" of the Notes for the impact of a one-percentage point change in assumed health care cost trend rates on total service and interest cost components and postretirement benefit obligation at December 31, 2014.
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
See Part I—Item 3 Legal Proceedings and Part II—Item 8 Financial Statements and Supplementary Data, Note 19, "Commitments and Contingencies" of the Notes for a discussion of our contingencies, environmental and litigation reserves as of December 31, 2014.
Goodwill and Intangible Asset Valuation
Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. The operations in each of the specific regions within our Canada, Europe and MCI segments are components based on the availability of discrete financial information and the regular review by segment management. Therefore, the components within each respective segment must be evaluated for aggregation to determine if the components have similar economic characteristics. As a result, in certain cases, we have aggregated business units, within an operating segment, into one reporting unit if the specific aggregation criteria under U.S. GAAP is met. Specifically, we have concluded that the components within the Canada and Europe segment each meet the criteria as having similar economic characteristics and therefore have aggregated these components into the Canada and Europe reporting units, respectively. Therefore, the Canada and Europe reporting units are consistent with our operating segments. However, for our India business, the reporting unit is one level below the MCI operating segment. Any change to the conclusion of our reporting units or the aggregation of components within our reporting units could result in a different outcome to our annual impairment test. Our significant indefinite-lived intangible assets include the Molson core brands and the Coors Light distribution rights in Canada, and the Carling, Staropramen, Jelen, Ozujsko, Kamenitza, Branik and Niksicko brands in Europe.
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
We use a combination of discounted cash flow analyses and market approaches to determine the fair value of each of our reporting units, and an excess earnings approach to determine the fair values of our indefinite-lived intangible assets. Our discounted cash flow projections include assumptions for growth rates for sales, costs and profits, which are based on various long-range financial and operational plans of each reporting unit or each indefinite-lived intangible asset. Additionally, discount rates used in our goodwill analysis are based on weighted-average cost of capital, driven by the prevailing interest rates in geographies where these businesses operate, as well as the credit ratings, financing abilities and opportunities of each reporting unit, among other factors. Discount rates for the indefinite-lived intangible analysis by brand largely reflect the rates supporting the overall reporting unit valuation but may differ slightly to adjust for country or market specific risk associated with a particular brand. Our market-based valuations utilize earnings multiples of comparable public companies, which are reflective of the market in which each respective reporting unit operates, and recent comparable market transactions.
Changes in the factors used in our fair value estimates, including declines in industry or company-specific beer volume sales, margin erosion, termination of brewing and/or distribution agreements with other brewers, and discount rates used, could have a significant impact on the fair values of the reporting units.
During the fourth quarter of 2014, we changed the date of our annual impairment test for goodwill and indefinite lived intangible assets from July 1, the first day of our fiscal third quarter, to October 1, the first day of our fiscal fourth quarter. The change was made to more closely align the impairment testing date with our strategic and annual operating planning and forecasting process. The change in accounting principle is preferable, as it will align the impairment testing data with the most current information available from the annual operating plan, and allow for the completion of the annual impairment testing closer to the end of our annual reporting period. Based on the results of our testing performed as of October 1, 2014, we concluded there were no impairments of goodwill within our Europe, Canada or India reporting units or impairments of our indefinite-lived intangible assets. The results of our October 1, 2014, testing were largely consistent with the results of our July 1, 2014 testing. See further discussion below.
Reporting Units and Goodwill
Our 2014 annual goodwill impairment testing determined that our Europe and Canada reporting units were at risk of failing step one of the goodwill impairment test. Specifically, the fair value of the Europe and Canada reporting units were estimated at approximately 14% and 11% in excess of carrying value, respectively, as of the October 1 testing date. Prior to recognizing the brand impairments discussed below, the excess of the fair value over the carrying value of the Europe reporting unit declined from the prior year. The decrease was driven by challenging macroeconomic conditions in Europe negatively impacting our business, as well as declines in the forecasts of certain European brands, which have been adversely impacted by the expected prolonged recovery from recent flooding and an accelerated consumer trend to value brands. These impacts were partially offset by improvements to market multiples. The Canada reporting unit had a marginal decrease from the prior year primarily due to continued competitive pressures and economic weakness in the Canadian market, partially offset by improved market multiples.

Intangible Assets
In 2014, our initial indefinite-lived intangible impairment testing performed as of July 1, 2014, determined that the fair values of the Jelen and Ozujsko indefinite-lived brand intangibles within our Europe segment were below their respective carrying values. As a result, we recorded an aggregate impairment charge of $360.0 million within special items in the third quarter of 2014. The impairment of the Jelen brand was driven by ongoing macroeconomic challenges exacerbated by severe flooding in the Balkans region in the second quarter of 2014. This flooding caused significant damage to the infrastructure within the Serbian and Bosnian markets, for which Jelen is our primary brand, which resulted in a decrease in the brand's projected cash flows. We have analyzed the potential impact of the flood to these markets and have incorporated a prolonged recovery in our projected cash flows based on recent assessments of the recovery efforts and resulting macroeconomic effects to the region. Additionally, the aftermath of the flood has further contributed to an already challenging market and has led to an acceleration of the consumer trend toward value brands. The impairment of the Ozujsko brand was driven by the continued significant economic pressures in Croatia, Ozujsko's primary market, which resulted in a decline in the brand's projected cash flows. The macroeconomic environment has driven low realized and expected GDP growth and was worsened by the previously mentioned flooding during Croatia's peak tourism season, along with the flooding in Bosnia, discussed above, where Ozujsko is also sold. These lower projected cash flows have lagged previously made assumptions based on forecasted macroeconomic recoveries, resulting in the impairments. The remaining Europe indefinite-lived intangibles' fair values, including Staropramen and Carling brands, while facing similar macroeconomic challenges, were sufficiently in excess of their respective carrying values, with the exception of Niksicko. Specifically, the performance of Niksicko, our primary brand in Montenegro, is also dependent on the Serbian and Bosnian markets and is facing similar challenges to those discussed above. As each of Jelen and Ozujsko's fair values is equal to its carrying value at the date of impairment, these brands, along with Niksicko, are therefore at risk of future impairment, as any additional decline in their forecasted future cash flows may result in a decrease to the fair value of the brand over its respective carrying value. The results of our subsequent testing performed as of October 1, 2014, did not result in further impairment, however, these brands remain at risk of future impairment. As of December 31, 2014, these at-risk intangible assets had a carrying value of $817.2 million.
Separately, our Molson core brand intangible continues to be at risk of future impairment with a fair value estimated at approximately 9% in excess of its carrying value as of the impairment testing date. Although the fair value of the Molson core brands in excess of carrying value increased slightly from the prior year, they continue to face significant competitive pressures and challenging macroeconomic conditions in the Canada market. These challenges continue to be offset by anticipated cost savings initiatives, which resulted in a slight increase in the brand fair value in excess of carrying value from our prior year valuation. As of December 31, 2014, the Molson core brand intangible had a carrying value of $2,612.4 million. The value of the Coors Light brand distribution rights and our other indefinite-lived intangibles in Canada continue to be sufficiently in excess of their carrying values. We utilized Level 3 fair value measurements in our impairment analysis of our indefinite-lived intangible assets, which utilizes an excess earnings approach to determine the fair values of the assets as of the testing date. The future cash flows used in the analysis are based on internal cash flow projections based on our long range plans and include significant assumptions by management as noted below.
Key Assumptions
The Europe and Canada reporting units' goodwill, the Molson core brand intangible, and certain indefinite-lived brand intangibles within Europe are at risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including significant delays in projected macroeconomic recovery, greater-than-anticipated flood impacts to certain regions' performance, or prolonged adverse economic conditions), terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flow analyses. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections used for our Europe reporting unit and indefinite-lived intangible assets testing reflect continued challenging environments in the future followed by growth resulting from a longer term recovery of the macroeconomic environment, as well as the benefit of anticipated cost savings and specific brand-building and innovation activities. Our Canada reporting unit and Molson core brand projections also reflect a continued challenging environment that has been adversely impacted by a weak economy across all industries, as well as weakened consumer demand driven by increased competitive pressures, partially offset by anticipated cost savings and specific brand-building and innovation activities. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the 2014 annual goodwill and indefinite-lived intangible impairment test will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our Canada and Europe reporting units, Molson core brand, and the at-risk European brands (Jelen, Ozujsko and Niksicko) may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in sales volume and increase in costs due to another natural disaster or other unknown event that could significantly impact our immediate and long-range results, a decrease in sales volume driven by a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long term volume trends, a continuation of the trend away from core brands towards value brands in certain of our markets, especially in markets where our core brands represent a significant portion of the market, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a recession or continued worsening of the overall European economy), an inability of the market to successfully recover from the recent severe flooding in several of our Central European markets, (iii) volatility in the equity and debt markets or other country specific factors which could result in a higher discount rate; and (iv) sensitivity to market multiples.
In 2014, the discount rates used in developing our fair value estimates for each of our reporting units were 8.5%, 9.5% and 16.0% for our Canada, Europe and India reporting units, respectively. These compared to discount rates used in our 2013 testing of 10.5%, 10.5% and 16.0% for our Canada, Europe and India reporting units, respectively. Discount rates used for testing of indefinite-lived intangibles ranged from 7.5% to 14.0% considering the country specific risk premium for each geography in which our brands are based. The decrease in the discount rates is primarily due to a reduction in the unsystematic risk premium as we refined inputs compared to those used in our historical discounted cash flow analyses. Consistent with the prior year testing, we assessed qualitative factors to determine whether it was more likely than not that the fair value of our water rights, an indefinite-lived intangible, was greater than its carrying amount and determined that a full quantitative analysis was not necessary.
While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in 2014, with the exception of the settlement with Miller in Canada, which resulted in a $8.9 million impairment charge of our definite-lived intangible asset related to our licensing agreement. As of December 31, 2014, the intangible has a remaining carrying value of $9.0 million, and is indicative of the remaining settlement amount plus the expected future cash flows expected to be generated under the License Agreement through March 31, 2015. We utilized Level 3 fair value measurements in our impairment analysis of this definite-lived intangible asset, which include cash flow assumptions by management related to the transition period. See Part II—Item 8 Financial Statements and Supplementary Data, Note 19, "Commitments and Contingencies" of the Notes for further discussion.
As of December 31, 2014, the carrying values of goodwill and indefinite-lived intangible assets were $2.2 billion and $5.8 billion, respectively. If actual performance results differ significantly from our projections or we experience significant fluctuations in our other assumptions, a material impairment charge may occur in the future. See Part II—Item 8 Financial Statements and Supplementary Data, Note 12, "Goodwill and Intangible Assets" of the Notes for further discussion and presentation of these amounts.
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
We annually receive cash from our foreign subsidiaries’ current year earnings. Separately, we treat our portion of all accumulated foreign subsidiary earnings through December 31, 2014, as indefinitely reinvested under the accounting guidance and accordingly, have not provided for any U.S. federal or state tax thereon. In order to arrive at this conclusion, we considered factors including, but not limited to, past experience, domestic cash requirements and distributions from MillerCoors, as well as cash requirements to satisfy the ongoing operations, capital expenditures and other financial obligations of our foreign subsidiaries. As of December 31, 2014, approximately $981 million of retained earnings attributable to foreign subsidiaries was considered to be indefinitely invested. Our intention is to permanently reinvest the earnings outside of the U.S. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. The amount of tax payable could be significantly impacted by the jurisdiction in which a distribution was made, the amount of the distribution, foreign withholding taxes under applicable tax laws when distributed, relevant tax treaties and foreign tax credits. While it is not practical to determine the amount of tax, we believe that U.S. foreign tax credits and tax planning strategies would allow us to make remittances in a tax efficient manner.
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We evaluate our ability to realize the tax benefits associated with deferred tax assets by assessing the adequacy of future expected taxable income, including the reversal of existing temporary differences, historical and projected operating results, and the availability of prudent and feasible tax planning strategies. The realization of tax benefits is evaluated by jurisdiction and the realizability of these assets can vary based on the character of the tax attribute and the carryforward periods specific to each jurisdiction. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would decrease income tax expense in the period a determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be recorded to income tax expense in the period such determination was made.
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
Foreign Exchange Risk
Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency-denominated cash flows. The primary foreign currency exposures for which we hedge our risk are the CAD and the EUR. We manage this exposure through foreign currency forward contracts and foreign-denominated debt. We may also enter into cross currency swaps from time to time.

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
Details of market-risk sensitive debt, derivative and other financial instruments are included in the table below. Notional amounts and fair values are presented in USD based on the applicable exchange rate as of December 31, 2014, and December 31, 2013, respectively. See Part II—Item 8 Financial Statements and Supplementary Data, Note 17, "Derivative Instruments and Hedging Activities" of the Notes for further discussion.

	Notional amounts by expected maturity date							December 31, 2014	December 31, 2013
	Year end
	2015	2016	2017	2018	2019	Thereafter	Total	Fair value	Fair value
	(In millions)
Long-term debt:
CAD 900 million, 5.0% fixed rate, notes due 2015	$774.5	$—	$—	$—	$—	$—	$774.5	$(802.4)	$(903.7)
CAD 500 million, 3.95% fixed rate Series A notes, due 2017	$—	$—	$430.3	$—	$—	$—	$430.3	$(453.9)	$(494.3)
$300 million 2.0% notes due 2017	$—	$—	$300.0	$—	$—	$—	$300.0	$(304.3)	$(304.3)
$500 million 3.5% notes due 2022	$—	$—	$—	$—	$—	$500.0	$500.0	$(505.5)	$(496.3)
$1.1 billion 5.0% notes due 2042	$—	$—	$—	$—	$—	$1,100.0	$1,100.0	$(1,174.5)	$(1,098.5)
Foreign currency management:
Forwards	$177.0	$120.7	$45.7	$—	$—	$—	$343.4	$31.6	$19.7
Interest rate management:
Swaps	$344.2	$—	$—	$—	$—	$500.0	$844.2	$(2.2)	$—
Commodity pricing management:
Swaps	$42.8	$41.4	$25.9	$1.0	$—	$—	$111.1	$(8.9)	$(4.9)
Sensitivity Analysis
Our market sensitive derivative and other financial instruments, as defined by the Securities and Exchange Commission ("SEC"), are debt, foreign currency forward contracts, interest rate swaps and commodity swaps. We monitor foreign exchange risk, interest rate risk, commodity risk and related derivatives using a sensitivity analysis.

The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolios, with the exception of interest rate risk to our interest rate swaps in which we have applied an absolute 1% adverse change to the respective instrument's interest rate. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table below.

	As of
	December 31, 2014	December 31, 2013
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(35.8)	$(69.2)
Commodity swaps	$(2.7)	$(16.7)
Interest rate swaps	$(3.0)	$—
Foreign currency denominated debt	$(125.6)	$(146.6)
Interest rate risk:
Debt	$(111.9)	$(110.0)
Interest rate swaps	$(2.4)	$(1.8)
Commodity price risk:
Commodity swaps	$(20.4)	$(7.4)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements	Page
Consolidated Financial Statements:
Management's Report	67
Report of Independent Registered Public Accounting Firm	68
Consolidated Statements of Operations for the three years ended December 31, 2014, December 31, 2013, and December 29, 2012	69
Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2014, December 31, 2013, and December 29, 2012	70
Consolidated Balance Sheets at December 31, 2014, and December 31, 2013	71
Consolidated Statements of Cash Flows for the three years ended December 31, 2014, December 31, 2013, and December 29, 2012	73
Consolidated Statements of Stockholders' Equity and Noncontrolling Interests for the three years ended December 31, 2014, December 31, 2013, and December 29, 2012	75
Notes to Consolidated Financial Statements	76

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the "2013 Framework"). Based upon its assessment, management concluded that, as of December 31, 2014, the Company's internal control over financial reporting was effective.
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

/s/ MARK R. HUNTER	/s/ GAVIN D. HATTERSLEY
Mark R. Hunter	Gavin D. Hattersley
President & Chief Executive Officer	Chief Financial Officer
Molson Coors Brewing Company	Molson Coors Brewing Company
February 12, 2015	February 12, 2015

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Molson Coors Brewing Company:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Molson Coors Brewing Company and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 12, 2015

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Years Ended
	December 31, 2014	December 31, 2013	December 29, 2012
Sales	$5,927.5	$5,999.6	$5,615.0
Excise taxes	(1,781.2)	(1,793.5)	(1,698.5)
Net sales	4,146.3	4,206.1	3,916.5
Cost of goods sold	(2,493.3)	(2,545.6)	(2,352.5)
Gross profit	1,653.0	1,660.5	1,564.0
Marketing, general and administrative expenses	(1,163.9)	(1,193.8)	(1,126.1)
Special items, net	(324.4)	(200.0)	(81.4)
Equity income in MillerCoors	561.8	539.0	510.9
Operating income (loss)	726.5	805.7	867.4
Other income (expense), net
Interest expense	(145.0)	(183.8)	(196.3)
Interest income	11.3	13.7	11.3
Other income (expense), net	(6.5)	18.9	(90.3)
Total other income (expense), net	(140.2)	(151.2)	(275.3)
Income (loss) from continuing operations before income taxes	586.3	654.5	592.1
Income tax benefit (expense)	(69.0)	(84.0)	(154.5)
Net income (loss) from continuing operations	517.3	570.5	437.6
Income (loss) from discontinued operations, net of tax	0.5	2.0	1.5
Net income (loss) including noncontrolling interests	517.8	572.5	439.1
Net (income) loss attributable to noncontrolling interests	(3.8)	(5.2)	3.9
Net income (loss) attributable to Molson Coors Brewing Company	$514.0	$567.3	$443.0
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$2.78	$3.09	$2.44
From discontinued operations	—	0.01	0.01
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$2.78	$3.10	$2.45
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$2.76	$3.07	$2.43
From discontinued operations	—	0.01	0.01
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$2.76	$3.08	$2.44
Weighted-average shares—basic	184.9	183.0	180.8
Weighted-average shares—diluted	186.1	184.2	181.8
Amounts attributable to Molson Coors Brewing Company
Net income (loss) from continuing operations	$513.5	$565.3	$441.5
Income (loss) from discontinued operations, net of tax	0.5	2.0	1.5
Net income (loss) attributable to Molson Coors Brewing Company	$514.0	$567.3	$443.0
See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)

	For the Years Ended
	December 31, 2014	December 31, 2013	December 29, 2012
Net income (loss) including noncontrolling interests	$517.8	$572.5	$439.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(849.8)	(207.7)	344.9
Unrealized gain (loss) on derivative instruments	7.0	35.5	(26.4)
Reclassification of derivative (gain) loss to income	2.3	(3.2)	8.6
Pension and other postretirement benefit adjustments	(136.8)	240.7	(195.8)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	26.2	46.4	30.9
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	(102.2)	81.2	(6.9)
Total other comprehensive income (loss), net of tax	(1,053.3)	192.9	155.3
Comprehensive income (loss)	(535.5)	765.4	594.4
Comprehensive (income) loss attributable to noncontrolling interests	(3.8)	(5.2)	3.9
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$(539.3)	$760.2	$598.3
See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (IN MILLIONS)

	As of
	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$624.6	$442.3
Accounts and other receivables:
Trade, less allowance for doubtful accounts of $11.5 and $13.6, respectively	488.9	572.8
Affiliate receivables	38.8	30.8
Other receivables, less allowance for doubtful accounts of $0.8 and $1.1, respectively	94.0	124.4
Inventories:
Finished	135.3	133.2
In process	20.7	23.3
Raw materials	34.5	36.9
Packaging materials	11.7	11.9
Total inventories	202.2	205.3
Maintenance and operating supplies, less allowance for obsolete supplies of $5.0 and $6.8, respectively	24.0	29.6
Other current assets	79.2	82.1
Deferred tax assets	27.2	50.4
Total current assets	1,578.9	1,537.7
Properties, less accumulated depreciation of $1,343.2 and $1,458.7, respectively	1,798.0	1,970.1
Goodwill	2,191.6	2,418.7
Other intangibles, less accumulated amortization of $359.6 and $513.7, respectively	5,755.8	6,825.1
Investment in MillerCoors	2,388.6	2,506.5
Deferred tax assets	58.2	38.3
Notes receivable, less allowance for doubtful accounts of $1.6 and $2.8, respectively	21.6	23.6
Other assets	203.6	260.1
Total assets	$13,996.3	$15,580.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued) (IN MILLIONS, EXCEPT PAR VALUE)

	As of
	December 31, 2014	December 31, 2013
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities (includes affiliate payable amounts of $21.4 and $22.8, respectively)	$1,305.0	$1,429.6
Deferred tax liabilities	164.8	138.1
Current portion of long-term debt and short-term borrowings	849.4	586.9
Discontinued operations	6.1	6.8
Total current liabilities	2,325.3	2,161.4
Long-term debt	2,337.1	3,213.0
Pension and postretirement benefits	542.9	462.6
Deferred tax liabilities	784.3	911.4
Unrecognized tax benefits	25.4	107.1
Other liabilities	79.7	77.2
Discontinued operations	15.5	17.3
Total liabilities	6,110.2	6,950.0
Commitments and contingencies (Note 19)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value (authorized: 500.0 shares; issued: 169.9 shares and 167.2 shares, respectively)	1.7	1.7
Class A exchangeable shares, no par value (issued and outstanding: 2.9 shares and 2.9 shares, respectively)	108.5	108.5
Class B exchangeable shares, no par value (issued and outstanding: 17.6 shares and 19.0 shares, respectively)	661.5	714.1
Paid-in capital	3,871.2	3,747.6
Retained earnings	4,439.9	4,199.5
Accumulated other comprehensive income (loss)	(898.4)	154.9
Class B common stock held in treasury at cost (7.5 shares and 7.5 shares, respectively)	(321.1)	(321.1)
Total Molson Coors Brewing Company stockholders' equity	7,863.3	8,605.2
Noncontrolling interests	22.8	24.9
Total equity	7,886.1	8,630.1
Total liabilities and equity	$13,996.3	$15,580.1
See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (IN MILLIONS)

	For the Years Ended
	December 31, 2014	December 31, 2013	December 29, 2012
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$517.8	$572.5	$439.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	313.0	320.5	272.7
Amortization of debt issuance costs and discounts	7.0	20.3	41.7
Share-based compensation	23.5	19.5	14.0
Loss (gain) on sale or impairment of properties and other assets, net	375.5	164.0	46.4
Deferred income taxes	0.2	(17.6)	72.5
Equity income in MillerCoors	(561.8)	(539.0)	(510.9)
Distributions from MillerCoors	561.8	539.0	510.9
Equity in net (income) loss of other unconsolidated affiliates	1.7	(19.1)	(15.7)
Distributions from other unconsolidated affiliates	15.4	13.0	15.2
Excess tax benefits from share-based compensation	(8.2)	(7.7)	(4.9)
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	12.2	8.4	38.0
Change in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations) and other:
Receivables	22.3	70.4	105.5
Inventories	(16.5)	4.2	54.1
Payables and other current liabilities	52.7	178.6	(69.9)
Other assets and other liabilities	(43.5)	(156.8)	(23.5)
(Gain) loss from discontinued operations	(0.5)	(2.0)	(1.5)
Net cash provided by operating activities	1,272.6	1,168.2	983.7
Cash flows from investing activities:
Additions to properties	(259.5)	(293.9)	(222.3)
Proceeds from sales of properties and other assets	8.8	53.6	15.7
Acquisition of businesses, net of cash acquired	—	—	(2,258.3)
Payment on discontinued operations	—	—	(6.8)
Investment in MillerCoors	(1,388.1)	(1,186.5)	(1,008.8)
Return of capital from MillerCoors	1,382.5	1,146.0	942.4
Return of capital from an unconsolidated affiliate	15.8	—	—
Loan repayments	11.0	10.6	22.9
Loan advances	(9.9)	(6.8)	(9.3)
Payments on settlement of derivative instruments	—	—	(110.6)
Net cash used in investing activities	(239.4)	(277.0)	(2,635.1)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (IN MILLIONS)

	For the Years Ended
	December 31, 2014	December 31, 2013	December 29, 2012
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	44.4	88.8	34.1
Excess tax benefits from share-based compensation	8.2	7.7	4.9
Dividends paid	(273.6)	(234.6)	(232.2)
Dividends paid to noncontrolling interest holders	(4.1)	(4.1)	(5.0)
Payments for purchase of noncontrolling interest	(0.4)	(0.7)	(27.9)
Debt issuance costs	(1.9)	(0.4)	(40.3)
Proceeds from issuances of long-term debt	—	—	2,195.4
Payments on long-term debt and capital lease obligations	(63.0)	(1,317.0)	(226.7)
Payments on debt assumed in Acquisition	—	—	(424.3)
Proceeds from short-term borrowings	4.8	15.0	16.0
Payments on short-term borrowings	(11.4)	(15.2)	(17.2)
Proceeds from settlement of derivative instruments	—	6.6	—
Payments on settlement of derivative instruments	(65.2)	(119.4)	(8.2)
Net proceeds from (payments on) revolving credit facilities and commercial paper	(513.9)	507.4	7.8
Change in overdraft balances and other	74.1	6.7	(105.0)
Net cash provided by (used in) financing activities	(802.0)	(1,059.2)	1,171.4
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	231.2	(168.0)	(480.0)
Effect of foreign exchange rate changes on cash and cash equivalents	(48.9)	(13.7)	25.1
Balance at beginning of year	442.3	624.0	1,078.9
Balance at end of year	$624.6	$442.3	$624.0
See notes to consolidated financial statements. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for supplementary cash flow data and Note 3, "Acquisition of StarBev" for non-cash activity related to the Acquisition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS (IN MILLIONS)

		MCBC Stockholders
			Accumulated			Common Stock
			other	Common stock		held in	Exchangeable			Non
		Retained	comprehensive	issued		treasury	shares issued		Paid-in-	controlling
	Total	earnings	income (loss)	Class A	Class B	Class B	Class A	Class B	capital	interest
Balance at December 31, 2011	$7,656.5	$3,656.0	$(129.7)	$—	$1.6	$(321.1)	$110.5	$724.8	$3,572.1	$42.3
Exchange of shares	—	—	—	—	—	—	(0.3)	(0.4)	0.7	—
Shares issued under equity compensation plan	36.9	—	—	—	—	—	—	—	36.9	—
Amortization of stock based compensation	12.5	—	—	—	—	—	—	—	12.5	—
Acquisition of a business	40.6	—	—	—	—	—	—	—	—	40.6
Purchase of noncontrolling interest	(27.9)	—	—	—	—	—	—	—	1.4	(29.3)
Deconsolidation of MC Si'hai	(20.0)	—	—	—	—	—	—	—	—	(20.0)
Net income (loss) including noncontrolling interests	439.1	443.0	—	—	—	—	—	—	—	(3.9)
Other comprehensive income (loss), net of tax	155.3	—	155.3	—	—	—	—	—	—	—
Reclassification from investment in MillerCoors	(97.9)	—	(97.9)	—	—	—	—	—	—	—
Dividends declared and paid	(237.2)	(232.2)	—	—	—	—	—	—	—	(5.0)
Balance at December 29, 2012	$7,957.9	$3,866.8	$(72.3)	$—	$1.6	$(321.1)	$110.2	$724.4	$3,623.6	$24.7
Exchange of shares	—	—	—	—	—	—	(1.7)	(10.3)	12.0	—
Shares issued under equity compensation plan	94.6	—	—	—	0.1	—	—	—	94.5	—
Amortization of stock based compensation	17.3	—	—	—	—	—	—	—	17.3	—
Purchase of noncontrolling interest	(0.7)	—	—	—	—	—	—	—	0.2	(0.9)
Proceeds from call options related to settlement of convertible notes	2.6	—	—	—	—	—	—	—	2.6	—
Premium payment on settlement of convertible notes	(2.6)	—	—	—	—	—	—	—	(2.6)	—
Net income (loss) including noncontrolling interests	572.5	567.3	—	—	—	—	—	—	—	5.2
Other comprehensive income (loss), net of tax	192.9	—	192.9	—	—	—	—	—	—	—
Tax adjustment related to investment in MillerCoors reclassification	34.3	—	34.3	—	—	—	—	—	—	—
Dividends declared and paid	(238.7)	(234.6)	—	—	—	—	—	—	—	(4.1)
Balance at December 31, 2013	$8,630.1	$4,199.5	$154.9	$—	$1.7	$(321.1)	$108.5	$714.1	$3,747.6	$24.9
Exchange of shares	—	—	—	—	—	—	—	(52.6)	52.6	—
Shares issued under equity compensation plan	47.9	—	—	—	—	—	—	—	47.9	—
Amortization of stock based compensation	21.7	—	—	—	—	—	—	—	21.7	—
Purchase of noncontrolling interest	(0.4)	—	—	—	—	—	—	—	1.4	(1.8)
Net income (loss) including noncontrolling interests	517.8	514.0	—	—	—	—	—	—	—	3.8
Other comprehensive income (loss), net of tax	(1,053.3)	—	(1,053.3)	—	—	—	—	—	—	—
Dividends declared and paid	(277.7)	(273.6)	—	—	—	—	—	—	—	(4.1)
Balance at December 31, 2014	$7,886.1	$4,439.9	$(898.4)	$—	$1.7	$(321.1)	$108.5	$661.5	$3,871.2	$22.8
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
Our Fiscal Year
On November 14, 2013, our Board of Directors approved a resolution to change MCBC's fiscal year from a 52/53 week fiscal year to a calendar year. As such, our 2013 fiscal year end was extended from December 28, 2013, to December 31, 2013, with subsequent fiscal years beginning on January 1 and ending on December 31 of each year. Beginning January 1, 2014, quarterly results reflect the three month periods ending March 31, June 30, September 30, and December 31. This change aligned our fiscal year and interim reporting periods with our Central Europe business and MillerCoors, which were already following a monthly fiscal reporting calendar. Unless otherwise indicated, fiscal year 2014 refers to the 12 months ended December 31, 2014, fiscal year 2013 refers to the period from December 30, 2012, through December 31, 2013, and fiscal year 2012 refers to the 52 weeks ended December 29, 2012. The impact of the three additional days in fiscal year 2013 is immaterial to the consolidated financial statements.
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
Payments made to customers are conditional on the achievement of volume targets, marketing commitments, or both. If paid in advance, we record such payments as prepayments and amortize them in the consolidated statements of operations over the relevant period to which the customer commitment is made (up to five years). Where there is no sufficiently separate identifiable benefit, and the payment is linked to volumes, or fair value cannot be established, the amortization of the prepayment or the cost as incurred is included in sales discounts as a reduction to sales and where there are specific marketing activities/commitments, the cost is included as marketing, general and administrative expenses. The amounts capitalized are reassessed regularly for recoverability over the contract period and are impaired where there is objective evidence that the benefits will not be realized or the asset is otherwise not recoverable.
In the U.K., loans are extended to a portion of the retail outlets that sell our brands. We reclassify a portion of beer revenue to interest income to reflect a market rate of interest on these loans. In fiscal years 2014, 2013 and 2012, these amounts were $4.4 million, $4.9 million, and $5.7 million, respectively, included in the Europe segment.
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
Marketing, General and Administrative Expenses
Our marketing, general and administrative expenses include media advertising (television, radio, print), tactical advertising (signs, banners, point-of-sale materials) and promotion costs on both local and national levels within our operating segments. The creative portion of our advertising activities is expensed as incurred. Production costs of advertising and promotional materials are expensed when the advertising is first run. Advertising expense was $486.4 million, $458.5 million and $423.5 million for 2014, 2013 and 2012, respectively. Prepaid advertising costs of $16.1 million and $13.8 million, were included in other current assets in the consolidated balance sheets at December 31, 2014, and December 31, 2013, respectively.
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
Equity Income in MillerCoors
Our equity income in MillerCoors represents our proportionate share for the period of the net income of our investment in MillerCoors accounted for under the equity method. This amount reflects adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between cost and underlying equity in net assets upon the formation of MillerCoors.
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
Income Taxes
Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets, liabilities, and certain unrecognized gains and losses recorded in accumulated other comprehensive income (loss). Intraperiod tax allocation rules require that we allocate our provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations and other comprehensive income (loss). The application of these rules indicated that no additional tax expense should be allocated outside of continuing operations for all years presented. We provide for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the U.S., except for those earnings that we consider to be permanently reinvested. Interest, penalties and offsetting positions related to unrecognized tax benefits are recognized as a component of income tax expense. Our deferred tax valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards from operations in various jurisdictions. These valuation allowances are primarily related to deferred tax assets generated from net operating losses.

Unrecognized Tax Benefit Adjustments
During the second quarter of 2014, we identified that we had incorrectly omitted the recognition of a liability for specific uncertain tax positions related to fiscal year 2010 that resulted in an immaterial misstatement of unrecognized tax benefits and retained earnings within our historical reported consolidated balance sheets at December 31, 2013, December 29, 2012, December 31, 2011 and December 25, 2010. We determined the impact of the correction of this error to be too significant to record within our second quarter 2014 results and, therefore, revised our historical balance sheets accordingly. To correct for this error, in the second quarter of 2014, we revised the unrecognized tax benefits and retained earnings in the consolidated balance sheet as of December 31, 2013, and the consolidated statements of stockholders' equity as of December 31, 2013, December 29, 2012, and December 31, 2011. This correction resulted in an increase in the current portion of unrecognized tax benefits included within accounts payable and other current liabilities of $19.3 million, an increase in noncurrent unrecognized tax benefits of $14.4 million and a corresponding decrease to retained earnings of $33.7 million as of December 31, 2013, and December 29, 2012. See Note 7, "Income Tax" for further discussion.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) ("OCI") represents income and losses for the reporting period which are excluded from net income (loss) and recognized directly within accumulated other comprehensive income (loss) ("AOCI") as a component of equity. These amounts are expected to be reclassified out of AOCI in the future, at which point they will be recognized within the consolidated statement of operations as a component of net income (loss). We recognize OCI related to the translation of assets and liabilities of our foreign subsidiaries which are denominated in currencies other than USD, unrealized gains and losses on the effective portion of our derivatives designated in hedging relationships, actuarial gains and losses and prior service costs related to our pension and other post-retirement benefit plans, as well as our proportionate share of our equity method investments' OCI. Additionally, we do not have the expectation or intent to cash settle certain of our intercompany note receivable and note payable positions in the foreseeable future, therefore the remeasurement of these obligations is recorded as a component of foreign currency translation adjustments within OCI.
Cash and Cash Equivalents
Cash consists of cash on hand and bank deposits. Cash equivalents represent highly liquid investments with original maturities of 90 days or less. Our cash deposits may be redeemed upon demand and are maintained with multiple, reputable financial institutions. The following presents our supplemental cash flow information:

	For the fiscal years ended
	December 31, 2014	December 31, 2013	December 29, 2012
	(In millions)
Cash paid for interest	$136.3	$163.8	$191.4
Cash paid for taxes, net of refunds	$93.1	$107.8	$34.6
Non-cash convertible note issued upon close of the Acquisition	$—	$—	$645.9
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
In the U.K., loans are extended to a portion of the retail outlets that sell our brands. At December 31, 2014, and December 31, 2013, total loans outstanding, net of allowances, were $28.4 million and $31.7 million, respectively, and are classified as either current or non-current notes receivable in our consolidated balance sheets. An allowance for credit losses is maintained to provide for loan losses deemed to be probable related to specifically identified loans and for losses in the loan portfolio that have been incurred at the balance sheet date. We establish our allowance through a provision for loan losses charged against earnings and recorded in marketing, general and administrative expenses. Loan balances that are written off are recorded against the allowance as a write-off. Activity within the allowance is immaterial for fiscal years 2014, 2013 and 2012.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. We regularly assess the shelf-life of our inventories and reserve for those inventories when it becomes apparent the product will not be sold within our freshness specifications. The allowance for obsolete finished goods or packaging materials was $3.0 million at December 31, 2014, and was immaterial at December 31, 2013.
Maintenance and operating supplies
Maintenance and operating supplies include our inventories of spare parts, which are kept on hand for repairs and maintenance of machinery and equipment. The majority of spare parts within our business include motors, fillers and other components that are required to maintain a normal level of production in the event that expected maintenance and/or repairs are required. These parts are inventoried within current assets as they are reasonably expected to be used during the normal operating cycle of the business and are reserved for excess and obsolescence, as appropriate.
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
Goodwill and Other Intangible Assets
Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. The operations in each of the specific regions within our Canada, Europe and MCI segments are considered components based on the availability of discrete financial information and the regular review by segment management. We have concluded that the components within the Canada and Europe segments each meet the criteria as having similar economic characteristics and therefore have aggregated these components into the Canada and Europe reporting units, respectively. Additionally, we determined that the components within our MCI segment do not meet the criteria for aggregation, and therefore, the operations of our India business constitute a separate reporting unit at the component level. We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment at the reporting unit level at least annually or when an interim triggering event occurs that would indicate that impairment may have taken place. We evaluate our other definite-lived intangible assets for impairment when evidence exists that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in such impairment evaluations. We are required to perform goodwill and indefinite-lived intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. During the fourth quarter of

2014, we changed the date of our annual impairment test for goodwill and indefinite-lived intangible assets from July 1, the first day of our fiscal third quarter, to October 1, the first day of our fiscal fourth quarter. The change was made to more closely align the impairment testing date with our strategic and annual operating planning and forecasting process. The change in accounting principle is preferable as it will align the impairment testing to utilize the most current information available from the annual operating plan and allow the completion of the annual impairment testing closer to the end of our annual reporting period. Definite-lived intangible assets are stated at cost less accumulated amortization. Amortization is recorded using the straight-line method over the estimated lives of the assets as this approximates the pattern in which the assets economic benefits are consumed. We continuously monitor the performance of definite-lived intangible assets for potential triggering events suggesting an impairment review should be performed.
Equity Method Investments
We apply the equity method of accounting to 20% to 50% owned investments where we exercise significant influence or VIEs for which we are not the primary beneficiary. Equity method investments include our equity ownership in MillerCoors in the U.S., along with Brewers' Retail, Inc. ("BRI") and Brewers' Distributor Ltd. ("BDL") in Canada. In November 2013, Anheuser-Busch InBev ("ABI") and MCBC entered into an agreement providing for the accelerated termination of the Molson Modelo Imports, L.P. ("MMI") joint venture, effective February 2014. See Note 5, "Investments" for further discussion. Additionally, in December 2013, we sold our interest in Tradeteam Ltd ("Tradeteam") (a transportation and logistics joint venture) to DHL, our previous joint venture partner.
There are no related parties that own interests in our equity method investments as of December 31, 2014.
Affiliate Transactions
All transactions with our equity method investments are considered related party transactions and recorded within our affiliate accounts. See Note 5, "Investments" for additional discussion of affiliate transactions.
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
Changes in fair values (to the extent of hedge effectiveness) of outstanding cash flow and net investment hedges are recorded in OCI, until earnings are affected by the variability of cash flows of the underlying hedged item or the sale of the underlying net investment, respectively. Effective cash flow hedges offset the gains or losses recognized on the underlying exposure in the consolidated statements of operations, or for net investment hedges the foreign exchange translation gain or loss recognized in AOCI. Changes in fair value of outstanding fair value hedges and the offsetting changes in fair value of the hedged item are recognized in earnings. Any ineffectiveness is recorded directly into earnings.
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
We employ the corridor approach for determining each plan's potential amortization from AOCI of deferred gains and losses, which occur when actual experience differs from estimates, into our net periodic pension and postretirement benefit cost. This approach defines the "corridor" as the greater of 10% of the projected benefit obligation or 10% of the market-related value of plan assets and requires amortization of the excess net gain or loss that exceeds the corridor over the average remaining service periods of active plan participants. As our U.K. plan is closed, the average remaining life expectancy of all plan participants (including retirees) is used.
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
Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are less active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from, or corroborated by, observable market data by correlation or other means (market corroborated inputs).
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
Presentation of Unrecognized Tax Benefits
In July 2013, the FASB issued authoritative guidance related to the presentation of unrecognized tax benefits. The update requires that the entity present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward in the statement of financial position. The guidance does not apply to the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. The guidance was effective for our quarter ended March 31, 2014. As a result of adopting this guidance, we have presented deferred tax assets net of unrecognized tax benefits, as appropriate, in the consolidated balance sheets. The adoption of this guidance impacted the classification of our outstanding unrecognized tax benefits and resulted in a reclassification of $37.8 million from the unrecognized tax benefits line item within the consolidated balance sheet upon adoption in the first quarter of 2014.
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
Unaudited Pro Forma Financial Information
Central Europe contributed net sales of $800.9 million, of which $775.1 million is included in our Europe segment, and a loss from continuing operations before income taxes of $258.9 million, of which $270.3 million is included in our Europe segment, for the year ended December 31, 2014. Central Europe contributed net sales of $841.3 million, of which $814.7 million is included in our Europe segment, and a loss from continuing operations before income taxes of $35.5 million, of which $47.2 million is included in our Europe segment, for the year ended December 31, 2013. The losses from continuing operations for the years ended December 31, 2014, and December 31, 2013, are primarily driven by non-cash impairment charges of $360.0 million and $150.9 million, respectively, related to indefinite-lived brand intangibles assumed in the Acquisition. See Note 12, "Goodwill and Intangible Assets" for further discussion. From the Acquisition date of June 15, 2012, through December 29, 2012, Central Europe contributed net sales of $493.6 million, of which $481.2 million is included in our Europe segment, and income from continuing operations before income taxes of $102.8 million, of which $97.4 million is included in our Europe segment. The incremental portion not included in our Europe segment results is our Europe export and license business reflected in our MCI segment results effective July 1, 2012. The following unaudited pro forma summary presents our consolidated statements of operations as if Central Europe had been acquired on January 1, 2012, the first day of our 2012 year. These amounts were calculated after conversion of StarBev's historical operating results to U.S. GAAP, conforming to our accounting policies, and adjusting StarBev's results to reflect the depreciation and amortization that would have been charged assuming the fair value adjustments to properties and other intangibles resulting from the purchase had it been applied from January 1, 2012, together with the consequential tax effects. These adjustments also reflect the removal of StarBev historical interest expense on debt that was repaid at the time of Acquisition, the addition of interest expense to be prospectively incurred on the debt issued to finance the Acquisition and the removal of the previously mentioned acquisition-related costs of $31.4 million incurred in the first half of 2012. Additional significant adjustments for 2012 include the removal of the following non-recurring, transaction-related costs included in the historical operating results: a $57.9 million Euro currency loss, a $39.2 million loss related to standard pre-issuance U.S. Treasury interest rate hedges ("Treasury Locks") and bridge facility costs of $13.0 million, as further described in Note 6, "Other Income and Expense" and Note 17, "Derivative Instruments and Hedging Activities", as well as expense of $8.6 million related to the fair value adjustment to Acquisition date inventory that was recorded in the post-Acquisition consolidated statements of operations. The adjustments recorded in the first half of 2013 upon finalizing purchase accounting, as further described below, did not result in an adjustment to our previously presented pro forma information. These adjustments do not reflect changes in fair value of the embedded conversion feature or foreign exchange movements of the convertible note issued to the Seller as part of the Acquisition. This unaudited pro forma financial information is not intended to reflect the performance which would have actually resulted had the Acquisition been effected on the dates indicated. Further, the unaudited pro forma results of operations are not necessarily indicative of the results of operations that may be obtained in the future.

For the year ended
December 29, 2012(1)
(In millions, except per share amounts)
Net sales	$4,257.0
Income from continuing operations before income taxes	$720.8
Net income attributable to MCBC	$559.0
Net income attributable to MCBC per share:
Basic	$3.09
Diluted	$3.08

(1)	The year ended December 29, 2012, includes actual results of Central Europe for the period from the Acquisition date of June 15, 2012.
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
Allocation of Consideration Transferred
The following table represents the finalized allocation of the total consideration to the identifiable net assets, fair value of the noncontrolling interest, and resulting residual goodwill as of June 15, 2012. These allocated amounts were updated for immaterial changes in the first half of 2013 and are now finalized. During the second quarter of 2013 we recorded liabilities in several Central European countries primarily related to local country regulatory matters associated with pre-acquisition periods. During 2014, these matters were favorably resolved and we released the associated indirect-tax and income-tax-related reserves, inclusive of post-Acquisition accrued interest. See Note 19, "Commitments and Contingencies" for further discussion. We also made adjustments to the brand intangible assets, and related deferred tax impacts, as we completed our brand intangible asset valuation in the second quarter of 2013.

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

(2)
Includes the fair values of $145.6 million for brand intangibles with a 30 year useful life, $2,323.4 million for brand intangibles with an indefinite-life and a fair value of a favorable supply contract and other intangibles of $12.0 million with a 1.5 year useful life. See Note 12, "Goodwill and Intangible Assets" for further discussion of changes to intangible assets resulting from our annual goodwill and indefinite-lived intangible testing in 2014 and 2013.

(3)	Includes the $423.4 million SDPO assumed, which was subsequently repaid for $425.7 million on June 29, 2012.

(4)	Includes $404.0 million of deferred tax liabilities.

(5)
The goodwill resulting from the Acquisition is primarily attributable to Central Europe's licensed brand brewing, distribution and import business, anticipated synergies and the assembled workforce. We assigned the majority of the goodwill to our Europe reporting unit with a portion allocated to the Canada reporting unit resulting from synergies. The goodwill is not deductible for local tax purposes. See Note 12, "Goodwill and Intangible Assets" for further discussion.

4. Segment Reporting
Our reporting segments are based on the key geographic regions in which we operate, which are the basis on which our chief operating decision maker evaluates the performance of the business.

Reporting Segments
Canada
The Canada segment consists of our production, marketing and sales of our brands, including core brands Coors Light and the Molson brand family, as well as Carling, Coors Banquet, Rickard's and other owned and licensed brands in Canada. The Canada segment also includes BRI, our joint venture arrangement related to the distribution and retail sale of beer in Ontario, and BDL, our joint venture arrangement related to the distribution of beer in the western provinces. Both BRI and BDL are accounted for as equity method investments. Also included in the Canada segment was MMI, our joint venture with Grupo Modelo S.A.B. de C.V. ("Modelo"), established to import, distribute, and market the Modelo beer brand portfolio across all Canadian provinces and territories. MMI was accounted for under the equity method. In November 2013, Anheuser-Busch InBev ("ABI") and MCBC entered into an agreement providing for the accelerated termination of the MMI joint venture, effective February 2014. See Note 5, "Investments" for further discussion.
We have an agreement with Heineken N.V. ("Heineken") that grants us the right to import, market, distribute and sell Heineken products and with SABMiller plc ("SABMiller") that grants us the right to brew or import, market, distribute and sell several SABMiller brands. During the fourth quarter of 2014, we entered into an agreement with Miller Brewing Company ("Miller"), a wholly owned subsidiary of SABMiller, for the accelerated termination of the Miller license agreement, effective March 2015. See Note 19, "Commitments and Contingencies" of the Notes for additional information. We also contract brew and package Labatt Blue and Asahi brands for the U.S. market.
United States (U.S.)
The U.S. segment consists of our interest, and results from our interest, in MillerCoors, our joint venture with SABMiller for all U.S. operations. MillerCoors produces, markets, and sells beer brands in the U.S. and Puerto Rico. MillerCoors' core brands sold in the U.S. include Coors Light and Miller Lite, as well as Blue Moon, Coors Banquet, Keystone Light, Leinenkugel's, Miller Genuine Draft and Miller High Life. Our interest in MillerCoors is accounted for under the equity method of accounting. See Note 5, "Investments" for further discussion.
Europe
The Europe segment consists of our production, marketing and sales of our brands, including major core brands Carling and Staropramen, as well as Apatinsko, Astika, Bergenbier, Blue Moon, Borsodi, Branik, Coors Light, Jelen, Kamenitza, Niksicko, Noroc, Ostravar, Ozujsko, Sharp's Doom Bar and Worthington's, as well as a number of smaller regional ale brands in the U.K., Republic of Ireland and Central Europe. Our European business has licensing agreements with various other brewers through which it also brews or distributes Beck's, Belle-Vue Kriek brands, Hoegaarden, Leffe, Lowenbrau, Löwenweisse, Spaten and Stella Artois in certain Central European countries. Our contract for the distribution of the Modelo brands in the U.K. expired as of December 31, 2014, however, beginning in January 2015, we now distribute Corona Extra, Modelo Especial, Negra Modelo and Pacifico Clara throughout the Central European countries in which we operate. Further, we produce, import and distribute the Grolsch and Cobra brands in the U.K. and Republic of Ireland through our consolidated joint venture arrangements and are the exclusive distributor for several brands which are sold under license, including Singha. Additionally, in order to be able to provide a full line of beer and other beverages to our U.K. on-premise customers, we sell "factored" brands, which are third-party beverage brands for which we provide distribution to retail, typically on a non-exclusive basis. We have distribution agreements with Tradeteam (a subsidiary of DHL) for the distribution of our products in the U.K. through 2023. We also contract manufacture for Heineken U.K. and Carlsberg U.K. In December 2013, we entered into an agreement with Heineken to early terminate the contract brewing arrangement, whereby we produce and package Heineken products. As a result of the termination, Heineken agreed to pay us an aggregate early termination payment of GBP 13.0 million, of which we received $8.5 million (GBP 5.0 million) in 2014 and will receive the remainder at the end of the transition period, concluding on April 30, 2015.

Molson Coors International (MCI)
The objective of MCI is to grow and expand our business and brand portfolio in markets, including emerging markets, outside the U.S., Canada, and certain regions in Europe, comprising our standalone businesses in India (consisting of the Molson Coors Cobra India joint venture), Japan and China; our export business, which is expanding the reach of our international brands, in Latin America, the Caribbean, Western Europe, and Australia; and our license business, which builds long term licensing partnerships with leading global brewers to market and grow our international brands in markets which typically have a greater barrier to entry, in Ukraine, Russia, Mexico and Spain. In addition to Blue Moon, Carling, Cobra, Coors Light, Corona and Staropramen, brands unique to these international markets include Coors, Coors 1873, Coors Extra, Coors Gold, Iceberg 9000, King Cobra, Royal Brew, and Zima.
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
Summarized Financial Information
No single customer accounted for more than 10% of our consolidated or segmented sales in 2014, 2013 or 2012. Net sales represent sales to third-party external customers. Inter-segment sales and income (loss) from continuing operations before income taxes, other than sales to MillerCoors, are insignificant and eliminated in consolidation.
The following tables represent consolidated net sales, consolidated interest expense, consolidated interest income, and reconciliations of amount shown as income (loss) from continuing operations before income taxes to income (loss) from continuing operations attributable to MCBC:

	Year ended December 31, 2014
	Canada(1)	U.S.	Europe(2)	MCI	Corporate	Eliminations(3)	Consolidated
	(In millions)
Net sales	$1,793.9	$—	$2,200.3	$156.3	$1.1	$(5.3)	$4,146.3
Interest expense	—	—	—	—	(145.0)	—	(145.0)
Interest income	—	—	4.4	—	6.9	—	11.3
Income (loss) from continuing operations before income taxes	$406.8	$561.8	$(111.9)	$(13.3)	$(257.1)	$—	$586.3
Income tax benefit (expense)							(69.0)
Net income (loss) from continuing operations							517.3
Net (income) loss attributable to noncontrolling interests							(3.8)
Net income (loss) from continuing operations attributable to MCBC							$513.5

(1)
Income from continuing operations for the year ended December 31, 2014, includes income of $63.2 million within special items, reflective of the agreed upon payment received from Modelo related to the termination of MMI in our Canada segment. See Note 5, "Investments" for further discussion.

(2)
Loss from continuing operations for the year ended December 31, 2014, includes a $360.0 million non-cash impairment charge related to two indefinite-lived brand intangibles in our Europe segment. See Note 12, "Goodwill and Intangible Assets" for further discussion.

(3)	Represents inter-segment sales from the Europe segment to the MCI segment.

	Year ended December 31, 2013
	Canada	U.S.	Europe(1)	MCI	Corporate	Eliminations(2)	Consolidated
	(In millions)
Net sales	$1,943.8	$—	$2,128.3	$137.6	$1.2	$(4.8)	$4,206.1
Interest expense	—	—	—	—	(183.8)	—	(183.8)
Interest income	—	—	4.9	—	8.8	—	13.7
Income (loss) from continuing operations before income taxes	$363.3	$539.0	$34.3	$(11.8)	$(270.3)	$—	$654.5
Income tax benefit (expense)							(84.0)
Net income (loss) from continuing operations							570.5
Net (income) loss attributable to noncontrolling interests							(5.2)
Net income (loss) from continuing operations attributable to MCBC							$565.3

(1)
Income from continuing operations for the year ended December 31, 2013, includes a $150.9 million non-cash impairment charge related to two indefinite-lived brand intangibles in our Europe segment. See Note 12, "Goodwill and Intangible Assets" for further discussion.

(2)	Represents inter-segment sales from the Europe segment to the MCI segment.

	Year ended December 29, 2012
	Canada	U.S.	Europe(1)	MCI	Corporate	Eliminations(2)	Consolidated
	(In millions)
Net sales	$2,036.8	$—	$1,747.5	$147.0	$1.2	(16.0)	$3,916.5
Interest expense	—	—	—	—	(196.3)	—	(196.3)
Interest income	—	—	5.7	—	5.6	—	11.3
Income (loss) from continuing operations before income taxes	$423.0	$510.9	$136.2	$(72.1)	$(405.9)	—	$592.1
Income tax benefit (expense)							(154.5)
Net income (loss) from continuing operations							437.6
Net (income) loss attributable to noncontrolling interests							3.9
Net income (loss) from continuing operations attributable to MCBC							$441.5

(1)	Includes results from our Central Europe operations from the Acquisition date of June 15, 2012.

(2)	Represents inter-segment sales from the Europe segment to the MCI segment.
The following table presents total assets by segment:

	As of
	December 31, 2014	December 31, 2013
	(In millions)
Canada	$5,537.2	$6,103.2
U.S.	2,388.6	2,506.5
Europe	5,773.3	6,547.7
MCI	75.2	83.3
Corporate	222.0	339.4
Consolidated total assets	$13,996.3	$15,580.1

The following table presents select cash flow information by segment:

	For the years ended
	December 31, 2014	December 31, 2013	December 29, 2012
		(In millions)
Depreciation and amortization(1):
Canada	$117.6	$122.8	$128.2
Europe	184.1	185.0	131.6
MCI	2.7	2.9	3.4
Corporate	8.6	9.8	9.5
Consolidated depreciation and amortization	$313.0	$320.5	$272.7
Capital expenditures(2):
Canada	$77.8	$75.7	$98.8
Europe	168.6	204.6	110.7
MCI	0.9	1.6	5.8
Corporate	12.2	12.0	7.0
Consolidated capital expenditures	$259.5	$293.9	$222.3

(1)	Depreciation and amortization amounts do not reflect amortization of bond discounts, fees, or other debt-related items.

(2)	Capital expenditures increased in 2013 due to including the results of our Central Europe operations for a full year as a result of the Acquisition.
The following table presents net sales by geography, based on the location of the customer:

	For the years ended
	December 31, 2014	December 31, 2013	December 29, 2012
	(In millions)
Net sales to unaffiliated customers:
Canada	$1,699.9	$1,839.8	$1,930.7
United States and its territories	98.1	105.2	107.3
United Kingdom	1,391.5	1,261.6	1,218.4
Other foreign countries(1)	956.8	999.5	660.1
Consolidated net sales	$4,146.3	$4,206.1	$3,916.5

(1)
Reflects net sales from the individual countries within our Central European operations (included in our Europe segment), as well as our MCI segment, for which no individual country has total net sales exceeding 10% of the total consolidated net sales.

The following table presents net properties by geographic location:

	As of
	December 31, 2014	December 31, 2013
	(In millions)
Net properties:
Canada	$736.1	$814.8
United States and its territories	35.2	38.6
United Kingdom	465.7	503.4
Other foreign countries(1)	561.0	613.3
Consolidated net properties	$1,798.0	$1,970.1

(1)
Reflects net properties within the individual countries included in our Central European operations (included in our Europe segment), as well as our MCI segment, for which no individual country has total net properties exceeding 10% of the total consolidated net properties.

5. Investments
Our investments include both equity method and consolidated investments. Those entities identified as VIEs have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, consolidate these entities. None of our consolidated VIEs held debt as of December 31, 2014, or December 31, 2013. We have not provided any financial support to any of our VIEs during 2014 that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. As of December 31, 2014, and December 31, 2013, our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K.") and Grolsch. Our unconsolidated VIEs are BRI and BDL. The Molson Modelo Imports L.P. ("MMI") operations were terminated in the first quarter of 2014 and the joint venture was subsequently dissolved in the third quarter of 2014. See further discussion below.
Equity Investments
Investment in MillerCoors
MillerCoors has a Board of Directors consisting of five MCBC appointed and five SABMiller appointed directors. The percentage interests in the profits of MillerCoors are 58% for SABMiller and 42% for MCBC, and voting interests are shared 50% - 50%. Both parties to the MillerCoors joint venture are currently able to transfer their economic and voting interest, however, certain rights of first refusal will apply to any assignment of such interests. Our interest in MillerCoors is accounted for under the equity method of accounting.
Summarized financial information for MillerCoors is as follows:
Condensed Balance Sheets

	As of
	December 31, 2014	December 31, 2013
	(In millions)
Current assets	$795.3	$798.4
Non-current assets	9,047.4	8,989.3
Total assets	$9,842.7	$9,787.7
Current liabilities	$1,061.3	$950.1
Non-current liabilities	1,578.8	1,346.2
Total liabilities	2,640.1	2,296.3
Noncontrolling interests	23.5	20.7
Owners' equity	7,179.1	7,470.7
Total liabilities and equity	$9,842.7	$9,787.7

The following represents our proportionate share in MillerCoors' equity and reconciliation to our investment in MillerCoors:

	As of
	December 31, 2014	December 31, 2013
	(In millions, except percentages)
MillerCoors owners' equity	$7,179.1	$7,470.7
MCBC economic interest	42%	42%
MCBC proportionate share in MillerCoors' equity	3,015.2	3,137.7
Difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(1)	(661.6)	(666.2)
Accounting policy elections	35.0	35.0
Investment in MillerCoors	$2,388.6	$2,506.5

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

Results of Operations

	For the years ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(In millions)
Net sales	$7,848.4	$7,800.8	$7,761.1
Cost of goods sold	(4,743.8)	(4,723.7)	(4,689.7)
Gross profit	$3,104.6	$3,077.1	$3,071.4
Operating income(1)	$1,347.3	$1,287.4	$1,211.1
Net income attributable to MillerCoors(1)	$1,326.2	$1,270.5	$1,190.9

(1)
Results for 2014 include special charges related to restructuring activities of $1.4 million. Results for 2013 include special charges related to restructuring activities and asset write-offs of $17.2 million and $2.6 million, respectively. Results for 2012 include special charges of $31.8 million primarily due to the write-down of assets related to discontinuing the production of the Home Draft package in the U.S. and the write-down of information systems assets related to a business transformation project.

The following represents our proportionate share in net income attributable to MillerCoors reported under the equity method:

	For the years ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(In millions, except percentages)
Net income attributable to MillerCoors	$1,326.2	$1,270.5	$1,190.9
MCBC economic interest	42%	42%	42%
MCBC proportionate share of MillerCoors net income	557.0	533.6	500.2
Amortization of the difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors	4.6	4.6	4.9
Share-based compensation adjustment(1)	0.2	0.8	5.8
Equity income in MillerCoors	$561.8	$539.0	$510.9

(1)	The net adjustment is to eliminate all share-based compensation impacts related to pre-existing SABMiller plc equity awards held by former Miller employees employed by MillerCoors.
The following table summarizes our transactions with MillerCoors:

	For the years ended
	December 31, 2014	December 31, 2013	December 29, 2012
	(In millions)
Beer sales to MillerCoors	$13.1	$16.6	$18.9
Beer purchases from MillerCoors	$37.3	$19.2	$13.1
Service agreement costs and other charges to MillerCoors	$2.4	$2.5	$3.7
Service agreement costs and other charges from MillerCoors	$1.0	$1.1	$1.2
As of December 31, 2014, and December 31, 2013, we had $8.3 million and $4.4 million net payables due to MillerCoors, respectively.
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
There were no undistributed earnings in MillerCoors as of December 31, 2014, or December 31, 2013.
Other Equity Investments
Brewers' Retail Inc.
BRI, a VIE, is a beer distribution and retail network for the Ontario region of Canada, owned by MCC, Labatt Breweries of Canada LP (a subsidiary of ABI) and Sleeman Breweries Ltd. (a subsidiary of Sapporo International). BRI charges its owners administrative fees that are designed so the entity operates at break-even profit levels. This administrative fee is based on costs incurred, net of other revenues earned, and is allocated in accordance with the operating agreement to its owners based on volume of products. Contractual provisions cause our interests to fluctuate based on this calculated market share requiring frequent primary beneficiary evaluations. However, based on the existing structure, control is shared, and remains shared through changes in interest, and therefore we do not anticipate becoming the primary beneficiary in the foreseeable future.
In January 2015, BRI, with our endorsement, announced a proposed change in ownership structure allowing all other small and large Ontario based brewers the ability to participate in the ownership of BRI. As part of this proposed change, two new share classes will be created and the board of directors of BRI will be expanded to include representation for these new ownership classes. New owners will be subject to the same fee structure as the current owners, with the exception of smaller brewers, who will have discounted fees, as they will not be required to fund certain costs associated with capital investment in new stores or pension and other employee benefits. BRI will continue to operate on a break-even basis under the new ownership structure. Further, the new owners will have the ability to appoint a representative to the executive committee that will work with management on the day-to-day operations of the business. Based on the information available at this time, we do not expect these proposed changes will result in a change from the equity method of accounting for our investment in BRI.
We have an obligation to proportionately fund BRI's operations. As a result of this obligation, we continue to record our proportional share of BRI's net income or loss and OCI activity, including when we have a negative equity method balance. As of December 31, 2014, we had a negative equity method investment balance of $21.7 million and as of December 31, 2013, we had a positive equity method balance of $13.6 million. The decrease to our net investment balance was primarily driven by an increase to BRI's employee retirement plan obligations (resulting from the annual actuarial valuation) unfavorably impacting the net assets of BRI, as well as distributions received from BRI related to the sale of certain real estate properties. These proceeds are recorded as cash inflows from investing activities within return of capital from an unconsolidated affiliate in the consolidated statement of cash flows. Administrative fees under the agreement with BRI were $103.4 million, $118.1 million and $124.3 million for 2014, 2013 and 2012, respectively, recorded in cost of goods sold. As of December 31, 2014, and December 31, 2013, we had net receivables of $27.6 million and $29.1 million, respectively, due from BRI related to trade receivables for sales to external customers and costs incurred by BRI offset by administrative fees charged and paid by MCBC (which may be in a payable or receivable position depending on the amount under or over charged).

Brewers' Distributor Ltd.
BDL, a VIE, is a distribution operation owned by MCC and Labatt Breweries of Canada LP (a subsidiary of ABI) that, pursuant to an operating agreement, acts as an agent for the distribution of their products in the western provinces of Canada. The two owners share 50% - 50% voting control of this business.
BDL charges the owners administrative fees that are designed so the entity operates at break-even profit levels. This administrative fee is based on costs incurred, net of other revenues earned, and is allocated in accordance with the operating agreement to the owners based on volume of products. No other parties are allowed to sell beer through BDL, which does not take legal title to the beer distributed for the owners. As of December 31, 2014, and December 31, 2013, our investment in BDL was $13.7 million and $15.4 million, respectively. The decrease in our investment was primarily related to an increase in BDL's employee retirement plan obligation (resulting from the annual actuarial valuation) unfavorably impacting the net assets of BDL. Administrative fees under the contract were approximately $50.8 million, $59.6 million and $61.9 million for 2014, 2013 and 2012, respectively, recorded in cost of goods sold. As of December 31, 2014, and December 31, 2013, we had net payables to BDL of $2.2 million and $3.5 million, respectively, related to trade receivables for sales to external customers and costs incurred by BDL offset by administrative fees charged and paid by MCBC (which may be in a payable or receivable position depending on the amount under or over charged).
Our other equity method investments are not considered significant for disclosure of financial information on either an individual or aggregated basis and there were no significant undistributed earnings as of December 31, 2014, or December 31, 2013, for any of these companies.
Consolidated VIEs
Grolsch
Grolsch is a joint venture between us and Royal Grolsch N.V. (a member of the SABMiller group) in which we hold a 49% interest. The Grolsch joint venture markets Grolsch brands in the U.K. and Republic of Ireland. The majority of the Grolsch brands are produced by us under a contract brewing arrangement with the joint venture. MCBC and Royal Grolsch N.V. sell beer to the joint venture, which sells the beer back to MCBC (for onward sale to customers) for a price equal to what it paid, plus a marketing and overhead charge and a profit margin. Grolsch is a taxable entity in Europe. Accordingly, income tax expense in our consolidated statements of operations includes taxes related to the entire income of the joint venture. We consolidate the results and financial position of Grolsch and it is reported within our Europe operating segment.
Cobra Beer Partnership, Ltd
We hold a 50.1% interest in Cobra U.K., which owns the worldwide rights to the Cobra beer brand (with the exception of the Indian sub-continent, owned by Cobra India). The noncontrolling interest is held by the founder of the Cobra beer brand. We consolidate the results and financial position of Cobra U.K., and it is reported within our Europe operating segment.
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests).

	As of
	December 31, 2014		December 31, 2013
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Grolsch	$6.8	$2.9	$5.6	$1.7
Cobra U.K.	$31.0	$0.8	$36.5	$1.9
Termination and Sale of Investments
Modelo Molson Imports, L.P.
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
The transition period was successfully completed on February 28, 2014, at which time we recognized income of $63.2 million (CAD 70.0 million) within special items, reflective of the agreed upon payment received from Modelo. Additionally, we recorded a charge of $4.9 million representing the accelerated amortization of the remaining carrying value of our definite-lived intangible asset associated with the agreement. In accordance with the termination agreement, MMI continued to operate in its historical capacity through the end of the transition period. Effective end of day on February 28, 2014, MMI ceased all operations and was dissolved during the third quarter of 2014 upon final agreement with ABI on the distribution amount of the joint venture's remaining net assets. As a result, our results for 2014, reflect our proportionate ownership interest of the MMI activity during the first quarter of 2014 through end of day February 28, 2014. Under the MMI arrangement, we recognized equity earnings within cost of goods sold of $0.7 million, $11.7 million and $12.0 million, during 2014, 2013 and 2012, respectively. In addition, during 2014, 2013 and 2012, MCC recognized marketing and administrative cost recoveries related to the promotion, sale and distribution of Modelo products under our agency and services agreement with MMI of $1.1 million, $11.3 million and $12.5 million, respectively. These cost recoveries are recorded within marketing, general and administrative expenses. As of December 31, 2013, our consolidated balance sheet includes our investment in MMI of $21.2 million and an affiliate net payable to MMI of $13.8 million.
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
Tradeteam Ltd.
On December 23, 2013, we early terminated our existing distribution agreements with Tradeteam, our joint venture with DHL (formerly Exel Logistics), and varied or terminated certain other agreements with Tradeteam and DHL, which had collectively provided Tradeteam the exclusive rights to provide our transportation and logistics services in the U.K. We made an early termination payment of approximately $40 million upon exiting and varying these agreements. Concurrently, we entered into new distribution agreements with Tradeteam resulting in future distribution cost savings achieved through market competitive pricing and improved payment terms through the agreements' new 10 year term.
Subsequently, on December 30, 2013, we executed a sale and purchase agreement for the termination of the joint venture and sale of our 49.9% interest in Tradeteam to DHL for proceeds of $29.5 million.
As a result of the continuing involvement with Tradeteam following the termination and sale through the new distribution agreements, $19.8 million was considered an upfront payment for the benefits to be provided under the new agreement. As a result of the effective modification to our agreements, we have concluded that the upfront payment should be recorded as an asset and amortized over the 10 year term of the new distribution agreements. The remaining net proceeds of $9.7 million were used in determining the loss on sale of the investment based on its carrying value at sale, resulting in a loss of $13.2 million recognized as a special item.
The financial commitments on early termination of the new secondary distribution agreement are to essentially assume and settle liabilities related to the various assets and infrastructure required to deliver the service to us, and to compensate Tradeteam, depending on the circumstances of such early termination. These early termination commitments decline over the term of the new agreement, and are calculable by reference to the circumstances of termination. Services provided under the Tradeteam contracts were approximately $126.9 million and $128.5 million during 2013 and 2012, respectively, and are included in cost of goods sold. As of December 31, 2013, we had $18.5 million due to Tradeteam for services provided. Services provided by Tradeteam in 2014 under the new third party arrangements are included within total purchases under our supply and distribution contracts further discussed within Note 19, "Commitments and Contingencies". During 2013 and 2012, we recognized equity earnings from our Tradeteam investment of $4.6 million and $6.0 million, respectively, which are recorded within cost of goods sold.
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
6. Other Income and Expense
The table below summarizes other income and expense:

	For the years ended
	December 31, 2014	December 31, 2013	December 29, 2012
	(In millions)
Gain on sale of non-operating asset(1)	$—	$23.5	$5.2
Bridge facility fees(2)	—	—	(13.0)
Euro currency purchase loss(3)	—	—	(57.9)
Gain (loss) from other foreign exchange and derivative activity(4)	(6.6)	(7.8)	(25.2)
Other, net	0.1	3.2	0.6
Other income (expense), net	$(6.5)	$18.9	$(90.3)

(1)
In 1991, we became a limited partner in the Colorado Rockies Baseball Club, Ltd. ("the Partnership"), treated as a cost method investment. Effective November 8, 2013, we sold our 14.6% interest in the Partnership and recognized a gain of $22.3 million. We did not make any cash contributions in 2013 or 2012, and cash distributions, recognized within other income, from the Partnership were immaterial in 2013 and 2012.

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

(4)
Included in this amount are gains of $0.5 million and losses of $2.4 million and $23.8 million for 2014, 2013 and 2012, respectively, related to foreign currency movements on foreign-denominated financing instruments entered into in conjunction with the financing and the closing of the Acquisition. Additionally, we recorded a net loss of $4.9 million during 2013, related to foreign cash positions and foreign exchange contracts entered into to hedge our risk associated with the payment of this foreign-denominated debt. See Note 13, "Debt" and Note 17, "Derivative Instruments and Hedging Activities" for further discussion of financing and hedging activities related to the Acquisition. Additionally, we recorded losses of $7.1 million, $0.5 million and $1.4 million related to other foreign exchange and derivative activity during 2014, 2013 and 2012, respectively.

7. Income Tax
Our income (loss) from continuing operations before income taxes on which the provision for income taxes was computed is as follows:

	For the years ended
	December 31, 2014	December 31, 2013	December 29, 2012
	(In millions)
Domestic	$736.2	$809.7	$712.8
Foreign	(149.9)	(155.2)	(120.7)
Total	$586.3	$654.5	$592.1
Income tax expense (benefit) includes the following current and deferred provisions:

	For the years ended
	December 31, 2014	December 31, 2013	December 29, 2012
	(In millions)
Current:
Federal	$78.4	$39.1	$45.5
State	12.9	11.8	8.3
Foreign	(22.5)	50.7	28.2
Total current tax expense (benefit)	$68.8	$101.6	$82.0
Deferred:
Federal	$27.6	$59.6	$47.9
State	2.0	5.1	6.3
Foreign	(29.4)	(82.3)	18.3
Total deferred tax expense (benefit)	$0.2	$(17.6)	$72.5
Total income tax expense (benefit) from continuing operations	$69.0	$84.0	$154.5
The decrease in income tax expense in 2014 was primarily driven by lower pretax income due to the increase in net special charges versus the prior year, the release of uncertain tax benefits and an approximate $21 million income tax benefit related to the finalization of the advanced pricing agreement ("APA") between the U.S. and Canada tax authorities.
Our effective tax rate varies from the U.S. federal statutory income tax rate as follows:

	For the years ended
	December 31, 2014	December 31, 2013	December 29, 2012
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	2.5%	1.3%	1.4%
Effect of foreign tax rates	(24.3)%	(27.4)%	(24.5)%
Effect of foreign tax law and rate changes	—%	0.5%	6.8%
Effect of unrecognized tax benefits	(3.9)%	3.3%	(0.7)%
Change in valuation allowance	0.4%	(1.5)%	6.0%
Other, net	2.1%	1.6%	2.1%
Effective tax rate	11.8%	12.8%	26.1%
Our effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to the impact of lower effective income tax rates applicable to our foreign businesses, driven by lower local statutory income tax rates and tax planning. The statutory tax rates in the countries in Europe which we operate range from 9% in Montenegro to 21% in the U.K. Canada has a statutory tax rate of approximately 26%. In addition to these lower effective foreign tax rates, during 2014, our effective tax rate was also favorably impacted by the favorable resolution of unrecognized tax benefits primarily in Europe. Specifically, the reduction in unrecognized tax benefits impacting income tax expense was primarily driven by the favorable resolution of tax audits resolved in Europe during the first quarter of 2014 of $18.5 million and the expiration of certain statutes of limitations during the third quarter of 2014 as further discussed below. The changes to our unrecognized tax benefits, further discussed below, and the above-mentioned APA settlement drove the slight improvement to our effective tax rate in 2014.
Separately, the change in our effective tax rate from 2012 to 2013 was driven by the increase in the statutory income tax rate in Serbia and increased valuation allowance on our deferred positions. Specifically, the 2012 foreign tax law and rate change impact, primarily relates to the increased statutory corporate income tax rate in Serbia from 10% to 15%, effective January 1, 2013 (enacted in 2012). As a result of the impact of the rate change on differences between the book basis and tax basis of intangible and other assets purchased in the Acquisition, we increased our deferred tax liability by $38.3 million in the fourth quarter of 2012. We also recorded additional tax expense in 2012 due to increases in our valuation allowance related to capital loss carryforwards and operating losses in several of our jurisdictions.
The table below summarizes our deferred tax assets and liabilities:

	As of
	December 31, 2014	December 31, 2013
	(In millions)
Current deferred tax assets:
Compensation related obligations	$2.8	$1.2
Foreign exchange gain/loss	—	29.3
Accrued liabilities and other	15.8	49.4
Valuation allowance	(4.9)	(3.0)
Balance sheet reserves and accruals	10.7	2.4
Other	7.8	—
Total current deferred tax assets	$32.2	$79.3
Current deferred tax liabilities:
Partnership investments	169.8	160.9
Other	—	6.1
Total current deferred tax liabilities	$169.8	$167.0
Net current deferred tax assets	—	—
Net current deferred tax liabilities	$137.6	$87.7

	As of
	December 31, 2014	December 31, 2013
	(In millions)
Non-current deferred tax assets:
Compensation related obligations	$8.0	$8.7
Pension and postretirement benefits	118.7	94.8
Foreign exchange gain/loss	—	14.8
Tax credit carryforwards	1.5	1.7
Tax loss carryforwards(1)	166.8	164.0
Intercompany financing	6.8	8.4
Partnership investments	27.2	11.8
Accrued liabilities and other	1.0	5.5
Other	10.4	16.6
Valuation allowance(1)	(100.5)	(104.0)
Total non-current deferred tax assets	$239.9	$222.3
Non-current deferred tax liabilities:
Fixed assets	107.3	120.5
Partnership investments	—	22.1
Foreign exchange gain/loss	13.7	—
Intangible assets	789.1	939.5
Hedging	12.5	7.2
Other	5.5	6.1
Total non-current deferred tax liabilities	$928.1	$1,095.4
Net non-current deferred tax assets	—	—
Net non-current deferred tax liabilities	$688.2	$873.1

(1)
We have revised our reported beginning and ending 2013 amounts to reflect the inclusion of tax loss carryforwards of $9.3 million that have a corresponding $9.3 million valuation allowance in China. For local tax purposes, these China net operating losses can be carried forward five years. For U.S. GAAP purposes, these net operating losses have been fully valued as they would not be realizable before they expire. In our 2013 presentation, a net zero deferred tax asset for these loss carryforwards was reflected in the table presentation.

The decrease in current deferred tax assets is primarily driven by the settlement of our outstanding cross currency swaps. In January 2014, we early settled the final remaining outstanding currency swaps, resulting in the realization of the related domestic deferred tax asset at the settled upon amount. See Note 17, "Derivative Instruments and Hedging Activities" for further discussion. The decrease in non-current deferred tax liabilities in 2014 was primarily driven by the intangible asset impairments in Serbia and Croatia, as well as the impact of foreign exchange rate fluctuations on our deferred tax balances.
We have deferred tax assets for U.S. tax carryforwards that expire between 2015 and 2031 of $8.6 million and $8.6 million at December 31, 2014, and December 31, 2013, respectively. We have foreign tax carryforwards that expire between 2015 and 2034 of $142.1 million and $134.9 million as of December 31, 2014, and December 31, 2013, respectively. We have foreign tax carryforwards that do not expire of $17.6 million and $22.2 million as of December 31, 2014, and December 31, 2013, respectively. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that the deferred tax assets will not be realized. We have evaluated the realizability of our deferred tax assets in each jurisdiction by assessing the adequacy of expected taxable income, including the reversal of existing temporary differences, historical and projected operating results and the availability of prudent and feasible tax planning strategies. Based on this analysis, we have determined that the valuation allowances recorded in each period presented are appropriate.

The following table presents our deferred tax assets and liabilities on a net basis:

	As of
	December 31, 2014	December 31, 2013
	(In millions)
Domestic net current deferred tax liabilities	$164.6	$138.1
Foreign net current deferred tax liabilities	0.2	—
Foreign net current deferred tax assets	27.2	50.4
Net current deferred tax liabilities	$137.6	$87.7
Domestic net non-current deferred tax assets	$23.1	$22.2
Foreign net non-current deferred tax assets	35.1	16.1
Foreign net non-current deferred tax liabilities	746.4	911.4
Net non-current deferred tax liabilities	$688.2	$873.1
The amounts above exclude $37.9 million of unrecognized tax benefits that have been recorded as a reduction of non-current deferred tax assets, which is presented within non-current deferred tax liabilities due to jurisdictional netting on the consolidated balance sheet as of December 31, 2014, as a result of the recently issued guidance related to the presentation of these items. See Note 2, "New Accounting Pronouncements" for further discussion.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	For the years ended
	December 31, 2014	December 31, 2013	December 29, 2012
	(In millions)
Balance at beginning of year	$137.9	$109.2	$104.4
Additions for tax positions related to the current year	2.2	3.7	9.9
Additions for tax positions of prior years	20.4	59.2	8.6
Reductions for tax positions of prior years	(19.4)	(3.2)	(0.1)
Settlements	(55.4)	(2.6)	(0.9)
Release due to statute expiration and legislative changes	(18.4)	(24.9)	(14.4)
Foreign currency adjustment	(7.5)	(3.5)	1.7
Balance at end of year	$59.8	$137.9	$109.2
During the second quarter of 2014, we identified that we had incorrectly omitted recognizing a liability for uncertain tax positions related to fiscal year 2010 that resulted in an immaterial misstatement of income tax expense within the consolidated statement of operations for the year ended December 25, 2010, as well as the liability for unrecognized tax benefits and retained earnings within the consolidated balance sheets at December 31, 2013, December 29, 2012, December 31, 2011, and December 25, 2010. We have revised our current presentation of these amounts to correct for this error, which resulted in an increase in current unrecognized tax benefits of $19.3 million and noncurrent unrecognized tax benefits of $14.4 million as of December 31, 2013. This adjustment is reflected in the beginning and ending balances for 2013 and 2012 in the table above with a corresponding adjustment to retained earnings.
During the third quarter of 2014, we filed an amendment to certain historical U.S. tax returns and concurrently fully settled the current $19.3 million unrecognized tax benefit resulting from this adjustment. This settlement amount is included in the table above but did not impact our effective tax rate as it was settled for the amount of the liability. Additionally, upon expiration of certain statutes of limitations during the third quarter, we released a portion of the noncurrent unrecognized tax benefit adjustment, which resulted in a $6.3 million benefit to our current income tax expense. The remainder of the noncurrent unrecognized tax benefits is reflected in our consolidated balance sheet as of December 31, 2014. These noncurrent items relate to tax years that are currently open, and amounts may differ from those to be determined upon closing of the positions. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion.
In addition to the $25.6 million decrease discussed above, the decrease in unrecognized tax positions during 2014 was further driven by the $34.9 million settlement of a tax audit and the impact of the resolution of the APA in Canada that were offset by the intended utilization of deferred tax assets and therefore did not impact our effective tax rate, the favorable resolution of tax audits resolved in Europe resulting in the release of $16.2 million of unrecognized tax positions and the release of unrecognized tax benefits due to expiration of the statute of limitations in Europe and Canada.
Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.
During 2015, we anticipate that approximately $9 million to $14 million of unrecognized tax benefits will be released to reflect the closing of statutes of limitation in the U.S., Canada and Europe.

	For the years ended
	December 31, 2014	December 31, 2013	December 29, 2012
Reconciliation of unrecognized tax benefits balance	(In millions)
Estimated interest and penalties	$7.2	$15.5	$8.5
Offsetting positions	(3.7)	(3.8)	(1.9)
Unrecognized tax positions	59.8	137.9	109.2
Total unrecognized tax benefits	$63.3	$149.6	$115.8

Presented net against non-current deferred tax assets	$37.9	$—	$—
Current (included in accounts payable and other current liabilities)	—	42.5	0.3
Non-current	25.4	107.1	115.5
Total unrecognized tax benefits	$63.3	$149.6	$115.8

Amount of unrecognized tax benefits that would impact the effective tax rate	$59.8	$137.9	$109.2
We file income tax returns in most of the federal, state and provincial jurisdictions in the U.S., Canada and various countries in Europe. Tax years through 2010 are closed in the U.S. In Canada, tax years through the year ended 2009 are closed or have been effectively settled through examination except for issues relating to intercompany cross-border transactions. The statute of limitations for intercompany cross-border transactions is closed through tax year 2006. Tax years through 2006 are closed for most countries in European jurisdictions with statutes of limitations varying from 3-7 years.
We annually receive cash from our foreign subsidiaries’ current year earnings. Separately, we treat our portion of all accumulated foreign subsidiary earnings through December 31, 2014, as indefinitely reinvested under the accounting guidance and accordingly, have not provided for any U.S. federal or state tax thereon. In order to arrive at this conclusion, we considered factors including, but not limited to, past experience, domestic cash requirements and distributions from MillerCoors, as well as cash requirements to satisfy the ongoing operations, capital expenditures and other financial obligations of our foreign subsidiaries. As of December 31, 2014, approximately $981 million of retained earnings attributable to foreign subsidiaries was considered to be indefinitely invested. Our intention is to permanently reinvest the earnings outside of the U.S. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. The amount of tax payable could be significantly impacted by the jurisdiction in which a distribution was made, the amount of the distribution, foreign withholding taxes under applicable tax laws when distributed, relevant tax treaties and foreign tax credits. While it is not practical to determine the amount of tax, we believe that U.S. foreign tax credits and tax planning strategies would allow us to make remittances in a tax efficient manner.

8. Special Items
We have incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these charges (benefits) as special items. The table below summarizes special items recorded by segment:

	For the years ended
	December 31, 2014	December 31, 2013	December 29, 2012
	(In millions)
Employee-related charges
Restructuring
Canada	$7.6	$10.6	$10.1
Europe	3.7	14.5	19.8
MCI	—	0.4	3.0
Corporate	0.3	1.3	2.0
Special termination benefits
Canada	—	2.2	5.0
Impairments or asset abandonment charges
Canada - Intangible asset write-off and impairment(1)	13.8	17.9	—
Europe - Intangible asset impairment(2)	360.0	150.9	—
Europe - Asset abandonment(3)	4.0	—	7.2
MCI - China impairment and related costs(4)	—	—	39.2
Unusual or infrequent items
Canada - Flood loss (insurance reimbursement)(5)	—	—	(1.4)
Europe - Release of non-income-related tax reserve(6)	—	(4.2)	(3.5)
Europe - Flood loss (insurance reimbursement), net(7)	(1.8)	(2.0)	—
Termination fees and other (gains)/losses
Canada - Termination fee income(1)	(63.2)	—	—
Europe - Tradeteam transactions(8)	—	13.2	—
MCI - Sale of China joint venture(4)	—	(4.8)	—
Total Special items, net	$324.4	$200.0	$81.4

(1)
Upon termination of our MMI operations in 2014, we recognized termination fee income and charges associated with the write-off of the definite-lived intangible asset associated with the joint venture. See Note 5, "Investments" for further discussion.

Additionally, in the third quarter of 2014 and fourth quarter of 2013, we recognized impairment charges related to our definite-lived intangible asset associated with our license agreement with Miller in Canada. See Note 12, "Goodwill and Intangible Assets" and Note 19, "Commitments and Contingencies" for further discussion.

(2)
During the third quarters of 2014 and 2013, we recognized impairment charges related to indefinite-lived intangible assets in Europe. See Note 12, "Goodwill and Intangible Assets" for further discussion.

(3)
In December 2013, we entered into an agreement with Heineken to early terminate our contract brewing and kegging agreement with Heineken under which we produced and packaged the Foster's and Kronenbourg brands in the U.K. As a result of the termination, Heineken agreed to pay us an aggregate early termination payment of GBP 13.0 million, of which we received $8.5 million (GBP 5.0 million) in 2014 and will receive the remainder at the end of the transition period, concluding on April 30, 2015. The full amount of the termination payment will be recognized as income within special items at the end of the transition period. Additionally, the termination of this distribution agreement led to a strategic review of our European supply chain network. As part of this analysis, we entered into a consultation process during the fourth quarter of 2014 following a proposal by management to close one of our U.K. brewing facilities in 2015. As a result of management's proposal, we incurred accelerated depreciation expense in excess of our normal depreciation associated with this brewery. We may incur additional charges associated with the proposed closing of this brewery in 2015, which we anticipate will also be recorded within special items.

During the second quarter of 2012, we recognized an asset abandonment charge related to the discontinuation of primary packaging in the U.K. We determined that our Home Draft package was not meeting expectations driven by a lack of demand in the U.K. market, and as a result, we recognized a loss related to the write-off of the Home Draft packaging line, tooling equipment and packaging materials inventory.

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

(5)	During 2012, we received insurance proceeds in excess of expenses incurred related to flood damages at our Toronto offices.

(6)
During 2009, we established a non-income-related tax reserve of $10.4 million that was recorded as a special item. The amounts recorded in 2013 and 2012 represent the release of this reserve as a result of a change in estimate. As a result, the remaining amount of this non-income-related tax reserve was fully released in 2013.

(7)
During 2014, we recorded losses and related costs of $2.1 million in our Europe business associated with significant flooding in Serbia, Bosnia and Croatia that occurred in the second quarter of 2014. These losses were offset by insurance proceeds of $3.9 million received related to the flooding that occurred in the second quarter of 2014.

During 2013, we recorded losses and related net costs of $5.4 million in our Europe business related to significant flooding in Czech Republic in the second quarter of 2013. These losses were offset by $7.4 million insurance proceeds received in 2013.

(8)
Upon termination of our Tradeteam distribution agreements and subsequent termination of the joint venture and sale of our 49.9% interest in Tradeteam to DHL, we recognized a loss of $13.2 million in December 2013. See Note 5, "Investments" for further discussion.

Restructuring Activities
In 2012, we introduced several initiatives focused on increasing our efficiencies and reducing costs across all functions of the business in order to develop a more competitive supply chain and global cost structure. Included in these initiatives is a long-term focus on reducing labor and general overhead costs through restructuring activities. We view these restructuring activities as actions to allow us to meet our long-term growth targets by generating future cost savings within cost of goods sold and general and administrative expenses and include organizational changes that strengthen our business and accelerate efficiencies within our operational structure. As a result of these restructuring activities, we have reduced employment levels by approximately 1,070 employees, of which approximately 160, 310 and 600 relate to 2014, 2013 and 2012 activities, respectively. Consequently, we recognized severance and other employee related charges during 2014, 2013 and 2012, which we have recorded as special items within our consolidated statements of operations. During 2014, we finalized our restructuring initiatives that began in 2012. Additionally, during 2014 we also recognized restructuring charges of $4.8 million within our Europe segment related to severance as a result of management's proposal to close one of our brewing facilities, as noted above. As we continually evaluate our cost structure and seek opportunities for further efficiencies and cost savings, we may incur additional restructuring related charges in the future, however, are unable to estimate the amount of charges at this time.

The accrued restructuring balances represent expected future cash payments required to satisfy the remaining severance obligations to terminated employees, the majority of which we expect to be paid in the next 12-24 months. The table below summarizes the activity in the restructuring accruals by segment:

	Canada	Europe	MCI	Corporate	Total
	(In millions)
Balance at December 31, 2011	$0.1	$1.8	$—	$—	$1.9
Charges incurred	10.1	19.8	3.0	2.0	34.9
Payments made	(2.9)	(8.0)	(0.2)	(0.5)	(11.6)
Foreign currency and other adjustments	(0.2)	(0.2)	—	—	(0.4)
Balance at December 29, 2012	$7.1	$13.4	$2.8	$1.5	$24.8
Charges incurred	10.6	14.5	0.4	1.3	26.8
Payments made	(7.7)	(14.6)	(2.7)	(1.9)	(26.9)
Foreign currency and other adjustments	(0.3)	0.3	—	—	—
Balance at December 31, 2013	$9.7	$13.6	$0.5	$0.9	$24.7
Charges incurred	7.6	6.3	—	0.3	14.2
Payments made	(13.0)	(5.2)	(0.5)	(1.0)	(19.7)
Changes in estimates	—	(2.6)	—	—	(2.6)
Foreign currency and other adjustments	(0.5)	(0.6)	—	—	(1.1)
Balance at December 31, 2014	$3.8	$11.5	$—	$0.2	$15.5
9. Stockholders' Equity
Changes to the number of shares of capital stock issued were as follows:

	Common stock issued		Exchangeable shares issued
	Class A	Class B(1)	Class A	Class B
	(Share amounts in millions)
Balance at December 31, 2011	2.6	162.7	2.9	19.3
Shares issued under equity compensation plans	—	1.5	—	—
Balance at December 29, 2012	2.6	164.2	2.9	19.3
Shares issued under equity compensation plans	—	2.7	—	—
Shares exchanged for common stock	—	0.3	—	(0.3)
Balance at December 31, 2013	2.6	167.2	2.9	19.0
Shares issued under equity compensation plans	—	1.3	—	—
Shares exchanged for common stock	—	1.4	—	(1.4)
Balance at December 31, 2014	2.6	169.9	2.9	17.6

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
Share Repurchase Program
On February 10, 2015, we announced that our Board of Directors approved and authorized a new program to repurchase up to $1.0 billion of our Class A and Class B common stock. The program has an expected term of four years from the date of our announcement and we plan to repurchase our stock, principally in the open market or through privately negotiated transactions. Concurrent with the announcement of this new program, we terminated our previously existing program that was announced in 2011 for the repurchase up to $1.2 billion of our Class A and Class B common stock. We purchased a total of 7.5 million shares of our Class B common stock under the previously existing share repurchase program as of December 31, 2014, for $321.1 million. There were no repurchases in 2014, 2013 or 2012.

10. Earnings Per Share
Basic earnings per share ("EPS") was computed using the weighted-average number of shares of common stock outstanding during the period. Diluted EPS includes the additional dilutive effect of our potentially dilutive securities, which includes restricted stock units ("RSUs"), deferred stock units ("DSUs"), performance units ("PUs"), performance share units ("PSUs"), stock options and stock-only stock appreciation rights ("SOSARs"). The dilutive effects of our potentially dilutive securities are calculated using the treasury stock method. The following summarizes the effect of dilutive securities on diluted EPS:

	For the years ended
	December 31, 2014	December 31, 2013	December 29, 2012
	(In millions, except per share amounts)
Amounts attributable to Molson Coors Brewing Company:
Net income (loss) from continuing operations	$513.5	$565.3	$441.5
Income (loss) from discontinued operations, net of tax	0.5	2.0	1.5
Net income (loss) attributable to Molson Coors Brewing Company	$514.0	$567.3	$443.0
Weighted-average shares for basic EPS	184.9	183.0	180.8
Effect of dilutive securities:
Stock options and SOSARs	0.7	0.7	0.5
RSUs, PSUs, PUs and DSUs	0.5	0.5	0.5
Weighted-average shares for diluted EPS	186.1	184.2	181.8
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$2.78	$3.09	$2.44
From discontinued operations	—	0.01	0.01
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$2.78	$3.10	$2.45
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$2.76	$3.07	$2.43
From discontinued operations	—	0.01	0.01
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$2.76	$3.08	$2.44
Dividends declared and paid per share	$1.48	$1.28	$1.28
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
The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on diluted earnings per share:

	For the years ended
	December 31, 2014	December 31, 2013	December 29, 2012
	(In millions)
Stock options, SOSARs and RSUs	—	0.1	1.5

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
In June 2012, we issued a €500 million Zero Coupon Senior Unsecured Convertible Note ("€500 million convertible note"). On August 13, 2013, the embedded put option was exercised and we subsequently settled the note using cash. See Note 13, "Debt" for further discussion. As a result, the €500 million convertible note did not impact our shares outstanding and was excluded from the computation of the effect of diluted securities on diluted earnings per share for all periods presented.
11. Properties
The cost of properties and related accumulated depreciation consists of the following:

	As of
	December 31, 2014	December 31, 2013
	(In millions)
Land and improvements	$175.3	$192.1
Buildings and improvements	475.0	505.0
Machinery and equipment	1,756.8	1,802.7
Returnable containers	241.5	313.5
Furniture and fixtures	205.9	365.4
Software	128.3	120.8
Natural resource properties	3.8	3.0
Construction in progress	154.6	126.3
Total properties cost	3,141.2	3,428.8
Less: accumulated depreciation	(1,343.2)	(1,458.7)
Net properties	$1,798.0	$1,970.1
Depreciation expense was $268.4 million, $272.5 million and $230.3 million in 2014, 2013 and 2012, respectively. Loss and breakage expense related to our returnable containers, included in the depreciation expense amounts noted above, was $43.1 million, $51.8 million and $45.3 million in 2014, 2013 and 2012, respectively, and is classified within cost of goods sold in the consolidated statements of operations. Additionally, the previously mentioned depreciation expense for 2014 includes accelerated depreciation associated with management's proposal to close one of our brewing facilities in 2015, and is classified within special items in the consolidated statements of operations. See Note 8, "Special Items" for further discussion.

12. Goodwill and Intangible Assets
The following summarizes the changes in goodwill:

	Canada	Europe	MCI	Consolidated
	(In millions)
Balance at December 29, 2012	$764.0	$1,680.9	$8.2	$2,453.1
Foreign currency translation	(45.8)	27.7	(0.9)	(19.0)
Purchase price adjustment(1)	—	(15.4)	—	(15.4)
Balance at December 31, 2013	718.2	1,693.2	7.3	2,418.7
Foreign currency translation	(61.7)	(165.2)	(0.2)	(227.1)
Balance at December 31, 2014	$656.5	$1,528.0	$7.1	$2,191.6

(1)
On June 15, 2012, we completed the Acquisition of StarBev. During the second quarter of 2013, we finalized purchase accounting related to the Acquisition with a resulting reduction to Europe goodwill in the first half of 2013 of $15.4 million. We assigned the majority of the goodwill resulting from the Acquisition to our Europe reporting unit with a portion allocated to the Canada reporting unit resulting from synergies. The allocation of goodwill to our Canada reporting unit was not impacted by the changes made in the first half of 2013. See Note 3, "Acquisition of StarBev" for further discussion.

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2014:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$483.5	$(229.1)	$254.4
License agreements and distribution rights	3 - 28	122.0	(101.1)	20.9
Other	2 - 8	31.7	(29.4)	2.3
Intangible assets not subject to amortization:
Brands	Indefinite	4,590.2	—	4,590.2
Distribution networks	Indefinite	870.5	—	870.5
Other	Indefinite	17.5	—	17.5
Total		$6,115.4	$(359.6)	$5,755.8
The following table presents details of our intangible assets, other than goodwill, as of December 31, 2013:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$537.5	$(224.7)	$312.8
License agreements and distribution rights	2 - 23	314.1	(255.0)	59.1
Other	2 - 42	37.4	(34.0)	3.4
Intangible assets not subject to amortization:
Brands	Indefinite	5,482.3	—	5,482.3
Distribution networks	Indefinite	952.3	—	952.3
Other	Indefinite	15.2	—	15.2
Total		$7,338.8	$(513.7)	$6,825.1
The changes in the gross carrying amounts of intangibles from December 31, 2013, to December 31, 2014, are driven by the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies, and the intangible impairments recorded in the third quarter of 2014, as discussed below. Additionally, upon termination of MMI operations in the first quarter of 2014, we accelerated the amortization of the remaining $4.9 million net carrying value of the related definite-lived intangible asset and wrote-off its gross value of $40.5 million. See Note 5, "Investments" for further discussion.
Based on foreign exchange rates as of December 31, 2014, the estimated future amortization expense of intangible assets is as follows:

Year	Amount
(In millions)
2015	$27.1
2016	$25.0
2017	$12.8
2018	$11.1
2019	$11.1
Amortization expense of intangible assets was $44.6 million, $48.0 million, and $42.4 million for the years ended December 31, 2014, December 31, 2013, and December 29, 2012, respectively. This expense is presented within marketing, general and administrative expenses and includes the $4.9 million of accelerated amortization recognized for the write-off of the intangible asset associated with the termination of MMI operations in the first quarter of 2014. See Note 5, "Investments" for further discussion.
During the fourth quarter of 2014, we changed the date of our annual impairment test for goodwill and indefinite lived intangible assets from July 1, the first day of our fiscal third quarter, to October 1, the first day of our fiscal fourth quarter. The change was made to more closely align the impairment testing date with our strategic and annual operating planning and forecasting process. The change in accounting principle is preferable, as it will align the impairment testing data with the most current information available from the annual operating plan, and allow for the completion of the annual impairment testing closer to the end of our annual reporting period. Based on the results of our testing performed as of October 1, 2014, we concluded there were no impairments of goodwill within our Europe, Canada or India reporting units or impairments of our indefinite-lived intangible assets. The fair values determined during our October 1, 2014, testing were largely consistent with the results of our July 1 testing. See further discussion below.
Reporting Units and Goodwill
Our 2014 annual goodwill impairment testing determined that our Europe and Canada reporting units were at risk of failing step one of the goodwill impairment test. Specifically, the fair value of the Europe and Canada reporting units were estimated at approximately 14% and 11% in excess of carrying value, respectively, as of the October 1 testing date. Prior to recognizing the brand impairments discussed below, the excess of the fair value over the carrying value of the Europe reporting unit declined from the prior year. The decrease was driven by challenging macroeconomic conditions in Europe negatively impacting our business, as well as declines in the forecasts of certain European brands, which have been adversely impacted by the expected prolonged recovery from recent flooding and an accelerated consumer trend to value brands. These impacts were partially offset by improvements to market multiples. The Canada reporting unit also decreased from the prior year primarily due to continued competitive pressures and economic weakness in the Canadian market, partially offset by improved market multiples. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion of our determination of reporting units for purposes of goodwill impairment testing.
Indefinite-Lived Intangibles
In 2014, our initial indefinite-lived intangible impairment testing performed as of July 1, 2014, determined that the fair values of the Jelen and Ozujsko indefinite-lived brand intangibles within our Europe segment were below their respective carrying values. As a result, we recorded an aggregate impairment charge of $360.0 million within special items in the third quarter of 2014. This impairment follows an impairment of $150.9 million recorded in 2013 related to the Jelen and Ostravar brands in Europe as a result of our 2013 annual impairment testing. The 2014 impairment of the Jelen brand was driven by ongoing macroeconomic challenges exacerbated by severe flooding in the Balkans region in the second quarter of 2014. This flooding caused significant damage to the infrastructure within the Serbian and Bosnian markets, for which Jelen is our primary brand, which resulted in a decrease in the brand's projected cash flows. We have analyzed the potential impact of the flood to these markets and have incorporated a prolonged recovery in our projected cash flows based on recent assessments of the recovery efforts and resulting macroeconomic effects to the region. Additionally, the aftermath of the flood has further contributed to an already challenging market and has led to an acceleration of the consumer trend toward value brands. The impairment of the Ozujsko brand was driven by the continued significant economic pressures in Croatia, Ozujsko's primary market, which resulted in a decline in the brand's projected cash flows. The macroeconomic environment has driven low realized and expected GDP growth and was worsened by the previously mentioned flooding during Croatia's peak tourism season, along with the flooding in Bosnia, discussed above, where Ozujsko is also sold. These lower projected cash flows have lagged previously made assumptions based on forecasted macroeconomic recoveries, resulting in the impairments. The remaining Europe indefinite-lived intangibles' fair values, including Staropramen and Carling brands, while facing similar macroeconomic challenges, were sufficiently in excess of their respective carrying values, with the exception of Niksicko. Specifically, the performance of Niksicko, our primary brand in Montenegro, is also dependent on the Serbian and Bosnian markets and is facing similar challenges to those discussed above. As each of Jelen and Ozujsko's fair values is equal to its carrying value at the date of impairment, these brands, along with Niksicko, are therefore at risk of future impairment, as any additional decline in their forecasted future cash flows may result in a decrease to the fair value of the brand over its respective carrying value. The results of our subsequent testing performed as of October 1, 2014, did not result in further impairment, however, these brands remain at risk of future impairment. As of December 31, 2014, these at-risk intangible assets had a carrying value of $817.2 million.
Separately, our Molson core brand intangible continues to be at risk of future impairment with a fair value estimated at approximately 9% in excess of its carrying value as of the October 1 impairment testing date. The fair value of the Molson core brands in excess of carrying value decreased slightly from the prior year, as they continue to face significant competitive pressures and challenging macroeconomic conditions in the Canada market. These challenges continue to be partially offset by anticipated cost savings initiatives. As of December 31, 2014, the Molson core brand intangible had a carrying value of $2,612.4 million. The value of the Coors Light brand distribution rights and our other indefinite-lived intangibles in Canada continue to be sufficiently in excess of their carrying values.
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
Key Assumptions
The Europe and Canada reporting units' goodwill, the Molson core brand intangible, and certain indefinite-lived brand intangibles within Europe are at risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including significant delays in projected macroeconomic recovery, greater-than-anticipated flood impacts to certain regions' performance, or prolonged adverse economic conditions), terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flow analyses. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections used for our Europe reporting unit and indefinite-lived intangible assets testing reflect continued challenging environments in the future followed by growth resulting from a longer term recovery of the macroeconomic environment, as well as the benefit of anticipated cost savings and specific brand-building and innovation activities. Our Canada reporting unit and Molson core brand projections also reflect a continued challenging environment that has been adversely impacted by a weak economy across all industries, as well as weakened consumer demand driven by increased competitive pressures, partially offset by anticipated cost savings and specific brand-building and innovation activities. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the 2014 annual goodwill and indefinite-lived intangible impairment test will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our Canada and Europe reporting units, Molson core brand, and the at-risk European brands (Jelen, Ozujsko and Niksicko) may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in sales volume and increase in costs due to another natural disaster or other unknown event that could significantly impact our immediate and long-range results, a decrease in sales volume driven by a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long term volume trends, a continuation of the trend away from core brands towards value brands in certain of our markets, especially in markets where our core brands represent a significant portion of the market, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a recession or continued worsening of the overall European economy), an inability of the market to successfully recover from the recent severe flooding in several of our Central European markets, (iii) volatility in the equity and debt markets or other country specific factors which could result in a higher discount rate; and (iv) sensitivity to market multiples.
While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.

Definite-Lived Intangibles
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in 2014, with the exception of the settlement with Miller in Canada, which resulted in an $8.9 million impairment charge of our definite-lived intangible asset related to our license agreement, which we recorded in the third quarter of 2014. We also recorded an impairment charge related to the license agreement of $17.9 million in the fourth quarter of 2013. As of December 31, 2014, the intangible has a remaining carrying value of $9.0 million, primarily indicative of the remaining settlement amount, as well as the remaining future cash flows expected to be generated under the license agreement through March 31, 2015, which will be amortized over the remaining life of the agreement. We utilized Level 3 fair value measurements in our impairment analysis of this definite-lived intangible asset, which include significant assumptions by management related to the transition period. See Note 19, "Commitments and Contingencies" for further discussion.
13. Debt
Debt Obligations
Our total long-term borrowings as of December 31, 2014, and December 31, 2013, were composed of the following:

	As of
	December 31, 2014	December 31, 2013
	(In millions)
Senior notes:
€500 million 0.0% convertible note due 2013(1)	$—	$61.8
CAD 900 million 5.0% notes due 2015(2)	774.5	847.2
CAD 500 million 3.95% Series A notes due 2017(2)	430.3	470.7
$300 million 2.0% notes due 2017(3)	300.0	300.0
$500 million 3.5% notes due 2022(3)	510.8	500.0
$1.1 billion 5.0% notes due 2042(3)	1,100.0	1,100.0
Other long-term debt	—	0.2
Long-term credit facilities(4)	—	—
Less: unamortized debt discounts	(4.2)	(5.1)
Total long-term debt (including current portion)	3,111.4	3,274.8
Less: current portion of long-term debt	(774.3)	(61.8)
Total long-term debt	$2,337.1	$3,213.0

Short-term borrowings:
Commercial paper program(5)	$—	$379.8
Overdraft facility(6)	64.6	—
Short-term facilities(7):
Japanese Yen ("JPY") 1.5 billion line of credit	4.9	3.1
EUR 100 million revolving credit facility	—	137.4
Other short-term borrowings	5.6	4.8
Current portion of long-term debt	774.3	61.8
Current portion of long-term debt and short-term borrowings	$849.4	$586.9

(1)
On June 15, 2012, we issued a €500 million convertible note due December 31, 2013, which included a put conversion feature to the Seller. On August 13, 2013, the conversion feature was exercised for an agreed value upon exercise of €510.9 million, consisting of €500 million in principal and €10.9 million for the conversion feature.

On September 3, 2013, we paid the seller in cash a total of €466.0 million ($614.7 million) consisting of €455.1 million ($600.3 million) in principal and €10.9 million ($14.4 million) for the conversion feature. Separate from the

Seller's notice to put, we made claims with regard to the representations and warranties provided to us upon close of the Acquisition related to local country regulatory matters associated with pre-acquisition periods. As of December 31, 2013, we had withheld €44.9 million ($61.8 million) from the €500 million in principal related to these outstanding claims. During the first half of 2014, we released the €44.9 million ($61.4 million at settlement) withheld to the Seller as a result of the settlement of these claims. We did not incur any interest on amounts withheld.
The €500 million convertible note's embedded conversion feature was determined to meet the definition of a derivative required to be bifurcated and separately accounted for at fair value with changes in fair value recorded in earnings. During 2013 and 2012, we recognized a net loss of $6.5 million and a net gain of $7.3 million, respectively, on the conversion feature related to changes in the fair value of the conversion feature. The cash and non-cash interest, excluding the change in fair value of the convertible feature, resulted in an immaterial impact to our effective interest rate for 2013 and 2012. See Note 17, "Derivative Instruments and Hedging Activities" for further discussion.

(2)
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

(3)
On May 3, 2012, we issued $1.9 billion of senior notes with portions maturing in 2017, 2022 and 2042. The 2017 senior notes were issued in an initial aggregate principal amount of $300 million at 2.0% interest and will mature on May 1, 2017. The 2022 senior notes were issued in an initial aggregate principal amount of $500 million at 3.5% ("$500 million notes") interest and will mature on May 1, 2022. The 2042 senior notes were issued in an initial aggregate principal amount of $1.1 billion at 5.0% interest and will mature on May 1, 2042. The issuance resulted in total proceeds to us, before expenses, of $1,880.7 million, net of underwriting fees and discounts of $14.7 million and $4.6 million, respectively. Total debt issuance costs capitalized in connection with these senior notes, including the underwriting fees and discounts, are approximately $18.0 million and will be amortized over the life of the notes.

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
During 2014, we entered into interest rate swaps to economically convert our fixed rate $500 million notes to floating rate debt. This resulted in an effective interest rate of 3.13%, for 2014. As a result of this hedge program, for the year ended December 31, 2014, the changes in fair value of the interest rate swaps and the offsetting changes in fair value of the $500 million notes attributable to the benchmark interest rate were unrealized positions of $10.8 million recorded in interest expense in our consolidated statement of operations. Accordingly, the carrying value of the $500 million note includes a $10.8 million adjustment for fair value movements attributable to the benchmark interest rate, recorded as an unrealized loss in interest expense in our consolidated statement of operations, which has been excluded from the aggregate principal debt maturities table presented below. See Note 17, "Derivative Instruments and Hedging Activities" for further details.

(4)
During the second quarter of 2014, we entered into a five-year, $750 million revolving multi-currency credit facility, which provides a $100 million sub-facility available for the issuance of letters of credit. This revolving facility replaced our existing $400 million and $550 million revolving credit facilities, which had maturities in the second quarters of 2015 and 2016, respectively. As a result, we made a reduction to the size of our existing commercial paper program of $950 million which was approved and implemented during the first quarter of 2013 to a maximum aggregate amount outstanding at any time of $750 million. Concurrent with the transaction, we incurred $1.8 million of issuance costs related to the this revolving credit facility which are being amortized over the term of the agreement and recognized $1.3 million of accelerated amortization related to the termination of the pre-existing facilities. As of December 31, 2014, there were no borrowings under our this revolving credit facility. There were no outstanding borrowings under our pre-existing credit facilities upon termination or as of December 31, 2013. The $750 million revolving credit facility contains customary events of default and specified representations and warranties and covenants, including, among other things, covenants that limit our subsidiaries' ability to incur certain additional priority indebtedness, create or permit liens on assets, or engage in mergers or consolidations.

(5)
As of December 31, 2014, there were no outstanding borrowings under the commercial paper program, and as of December 31, 2013, the outstanding borrowings were $379.8 million at a weighted average effective interest rate and tenor of 0.49% and 47.2 days, respectively.

(6)
As of December 31, 2014, we had $64.6 million in bank overdrafts and $80.0 million in bank cash related to our European notional cross-border, cross-currency cash pool for a net positive position of $15.4 million. As of December 31, 2013, we did not have bank overdrafts related to the cash pool.

(7)
In the third quarter of 2013, the current revolving credit facility supporting the operations of our Europe segment was renewed and restructured to provide €150 million on an uncommitted basis through September 2014. During the third quarter of 2014, this revolving credit facility was amended to extend the maturity date by one year and to reduce the facility commitment from €150 million to €100 million on an uncommitted basis through September 2015. Fees associated with this amendment were immaterial. There were no outstanding borrowings under this revolving credit facility as of December 31, 2014, and outstanding borrowings as of December 31, 2013, were $137.4 million.

In addition to our EUR revolving credit facility and JPY line of credit, we have British Pound ("GBP") 20.0 million overdraft facility at GBP LIBOR +1.5% and a CAD 30.0 million overdraft facility at either USD Prime or CAD Prime depending on the borrowing currency. Our JPY 1.5 billion line of credit has JPY 575.0 million committed under outstanding letters of credit, at a base rate of less than 1.0%. We also have a JPY 500.0 million line of credit with no outstanding borrowings as of December 31, 2014. We had outstanding borrowings of $4.9 million and $3.1 million under the JPY 1.5 billion line of credit, as of December 31, 2014, and December 31, 2013, respectively, and no borrowings under the GBP or CAD facilities. See Note 19, "Commitments and Contingencies" for discussion related to letters of credit. Also included in short-term borrowings is $5.6 million and $4.8 million related to other short-term borrowings within our Europe business as of December 31, 2014, and December 31, 2013, respectively.
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of December 31, 2014, and December 31, 2013, the fair value of our outstanding long-term debt (including current portion) was $3,240.6 million and $3,359.1 million, respectively. All senior notes are valued based on significant observable inputs and would be classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2.
Other
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions and transfers of assets. As of December 31, 2014, and December 31, 2013, we were in compliance with all of these restrictions and have met all debt payment obligations.

As of December 31, 2014, the aggregate principal debt maturities of long-term debt and short-term borrowings, based on foreign exchange rates at December 31, 2014, for the next five years are as follows:

Year	Amount
(In millions)
2015	$849.6
2016	—
2017	730.3
2018	—
2019	—
Thereafter	1,600.0
Total	$3,179.9
Interest
Interest incurred, capitalized and expensed were as follows:

	For the years ended
	December 31, 2014	December 31, 2013	December 29, 2012
	(In millions)
Interest incurred(1)	$147.7	$185.2	$198.6
Interest capitalized	(2.7)	(1.4)	(2.3)
Interest expensed	$145.0	$183.8	$196.3

(1)
Interest incurred includes total non-cash interest of $11.2 million and $19.0 million in 2013 and 2012, respectively, related to the €500 million convertible note and the $575 million convertible note. Interest incurred also includes the change in fair value of the embedded conversion feature related to €500 million convertible note of $5.4 million expense and $8.0 million income for 2013 and 2012, respectively, as well as amortization of debt discounts and issuance costs.

14. Share-Based Payments
At December 31, 2014, we had one share-based compensation plan. The historical 1990 Equity Incentive Plan and the Equity Compensation Plan for Non-Employee Directors expired and had no awards outstanding at December 31, 2014. There were no awards granted under either of these historical plans in 2014, 2013 or 2012.
Molson Coors Brewing Company Incentive Compensation Plan
We issue the following types of awards related to shares of Class B common stock to certain directors, officers, and other eligible employees, pursuant to the Molson Coors Brewing Company Incentive Compensation Plan ("MCBC IC Plan"): RSUs, DSUs, PUs, PSUs, stock options and SOSARs.
RSU awards are issued at the market value equal to the price of our stock at the date of the grant and vest over a period of three years. In 2014, 2013 and 2012, we granted 0.3 million, 0.3 million and 0.4 million RSUs, respectively, with a weighted-average market value of $57.84, $42.74 and $42.04 each, respectively. Prior to vesting, RSUs have no voting rights.
DSU awards, under the Directors' Stock Plan pursuant to the MCBC IC Plan, are elections made by non-employee directors of MCBC that enable them to receive all or one-half of their annual cash retainer payments in our stock. The deferred stock unit awards are issued at the market value equal to the closing price on the date of the grant. The DSUs are paid in shares of stock upon termination of service. Prior to vesting, DSUs have no voting rights. In 2014, 2013 and 2012, we granted a small number of DSUs with a weighted-average market value of $69.78, $50.56 and $43.74 per share, respectively.
PUs were previously granted based on a target value established at the date of grant and vest upon completion of a service requirement. The payout value can range from zero to two times the target value based on achievement of specified adjusted earnings per share targets. The PU award value can be settled in cash or shares, or partly in cash and partly in shares, at the discretion of the Company. If settled in shares, it will be based on the closing Class B common stock price on the date of vesting. Prior to vesting, no shares are issued and PUs have no voting or dividend rights. We account for the PUs as liabilities, resulting in variable compensation expense until settled. The variability of compensation expense arises primarily from changing estimates of adjusted earnings per share. Changes in the price of Class B common stock during the vesting period do not impact compensation expense but will impact the number of shares ultimately issued if the awards are settled in stock. Compensation expense is determined based upon the estimated fair value and recognized over the requisite service period of the grant once we have determined that achievement of the performance condition is probable. If in the future it becomes improbable that the performance condition will be met, previously recognized compensation cost will be reversed, and no compensation cost will be recognized. The service condition vesting period is three years. In 2014, there were no PUs granted and in 2013 there were a small number of PUs granted. In 2012, we granted 0.7 million PUs.
As part of our annual grant in the first quarter of 2014 and 2013 we granted PSUs, rather than PUs that we had historically granted, for performance awards. PSUs are granted with a target value established at the date of grant and vest upon completion of a service requirement. The settlement amount of the PSUs is determined based on market and performance metrics, which include our total shareholder return performance relative to the S&P 500 and specified internal performance metrics designed to drive greater shareholder return. PSU compensation expense is based on a fair value assigned to the market metric using a Monte Carlo model, which will remain constant throughout the vesting period of three years, and a performance multiplier, which will vary due to changing estimates of the performance metric condition. In each of 2014 and 2013 we granted 0.2 million PSUs, with a weighted-average fair value of $58.69 and $43.10 each, respectively.
Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Stock options have a term of ten years and generally vest over three years. During 2014, 2013 and 2012, we granted 0.2 million, 0.2 million and 0.3 million options, respectively, each with a weighted-average fair value of $12.78, $8.39 and $8.09, respectively.
SOSARs were previously granted with an exercise price equal to the market value of a share of common stock on the date of grant. The SOSARs entitle the award recipient to receive shares of the Company's stock with a fair value equal to the excess of the trading price over the exercise price of such shares on the date of the exercise. SOSARs have a term of ten years and generally vest over three years. No SOSARs were granted in 2014, 2013 or 2012.
The following table summarizes share-based compensation expense:

	For the years ended
	December 31, 2014	December 31, 2013	December 29, 2012
	(In millions)
Pretax compensation expense	$23.5	$19.5	$14.0
Tax benefit	(7.0)	(5.6)	(4.2)
After-tax compensation expense	$16.5	$13.9	$9.8
The increase in expense during 2014 was primarily due to higher PSU valuations driven by improved company performance of established metrics. The increase in expense during 2013 was primarily driven by accelerated expense related to certain RSUs and PSUs granted in the first quarter of 2013.
As of December 31, 2014, there was approximately $25.7 million of total unrecognized compensation cost from all share-based compensation arrangements granted under the plans, related to unvested shares. This compensation is expected to be recognized over a weighted-average period of approximately 2.0 years.
The following table represents non-vested RSUs, DSUs, PSUs and PUs as of December 31, 2014, and the activity during 2014:

	RSUs and DSUs		PUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per share amounts)
Non-vested as of December 31, 2013	0.7	$42.08	1.0	$2.87	0.2	$43.10
Granted	0.3	$58.09	—	$—	0.2	$58.69
Vested	(0.2)	$41.30	(0.5)	$6.29	—	$—
Forfeited	(0.1)	$43.82	—	$—	—	$—
Non-vested as of December 31, 2014	0.7	$47.75	0.5	$3.22	0.4	$50.49

The weighted-average fair value per unit for the non-vested PSUs is $60.33 as of December 31, 2014.
The total intrinsic values of RSUs and DSUs vested during 2014, 2013 and 2012 were $12.9 million, $10.2 million and $9.4 million, respectively. The total share based liabilities paid for PUs vested during 2014, 2013, and 2012 were $2.8 million, $6.9 million and $7.3 million, respectively. The aggregate intrinsic value of PUs outstanding at December 31, 2014, and December 31, 2013, was $1.7 million and $2.9 million, respectively.
The following table represents the summary of options and SOSARs outstanding as of December 31, 2014, and the activity during 2014.

	Shares outstanding				Shares exercisable at year end
	Shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value	Shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2013	3.5	$43.41	4.6	$45.1	2.9	$43.26	3.9	$38.4
Granted	0.2	$58.24
Exercised	(1.4)	$42.09
Forfeited	(0.1)	$40.49
Outstanding as of December 31, 2014	2.2	$45.33	5.0	$64.6	1.8	$44.36	4.3	$54.9
The total intrinsic values of options exercised during 2014, 2013 and 2012 were $30.9 million, $36.0 million and $16.7 million, respectively. During 2014, 2013 and 2012, cash received from stock options exercises was $44.4 million, $88.8 million and $34.1 million, respectively, and the total tax benefit to be realized for the tax deductions from these option exercises and other awards was $8.2 million, $7.7 million and $4.9 million, respectively.
The shares of common stock to be issued under the stock option plans are made available from authorized and unissued MCBC common stock. As of December 31, 2014, there were 7.4 million shares of MCBC common stock available for the issuance under the MCBC IC Plan.
The fair value of each option granted in 2014, 2013 and 2012 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended
	December 31, 2014	December 31, 2013	December 29, 2012
Risk-free interest rate	2.29%	1.43%	1.50%
Dividend yield	2.57%	2.88%	2.99%
Volatility range	22.66% - 26.57%	22.39% - 25.90%	25.80% - 27.56%
Weighted-average volatility	25.59%	25.02%	25.86%
Expected term (years)	7.5	7.7	4.0 - 7.7
Weighted-average fair value	$12.78	$8.39	$8.09
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
The fair value of the market metric for each PSU granted in 2014 and 2013 was determined on the date of grant using a Monte Carlo model to simulate total stockholder return for MCBC and peer companies with the following weighted-average assumptions:

	For the years ended
	December 31, 2014	December 31, 2013
Risk-free interest rate	0.72%	0.33%
Dividend yield	2.57%	2.88%
Volatility range	12.45% - 72.41%	12.18% - 69.37%
Weighted-average volatility	21.72%	21.13%
Expected term (years)	2.8	2.8
Weighted-average fair market value	$58.69	$43.10
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
15. Accumulated Other Comprehensive Income (Loss)

	MCBC shareholders
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and Postretirement Benefit adjustments	Equity Method Investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2011	$838.6	$1.7	$(676.8)	$(293.2)	$(129.7)
Foreign currency translation adjustments	340.3	(1.6)	(2.4)	—	336.3
Unrealized gain (loss) on derivative instruments	—	(37.7)	—	—	(37.7)
Reclassification of derivative (gain) loss to income(1)	—	10.2	—	—	10.2
Pension and other postretirement benefit adjustments	—	—	(176.5)	—	(176.5)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income(1)	—	—	36.3	—	36.3
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	(79.5)	(79.5)
Reclassification from investment in MillerCoors(2)	—	—	—	(97.9)	(97.9)
Tax benefit (expense)	8.6	9.7	(24.7)	72.6	66.2
As of December 29, 2012	$1,187.5	$(17.7)	$(844.1)	$(398.0)	$(72.3)
Foreign currency translation adjustments	(177.7)	—	0.7	—	(177.0)
Unrealized gain (loss) on derivative instruments	—	58.6	—	—	58.6
Reclassification of derivative (gain) loss to income(1)	—	(5.5)	—	—	(5.5)
Pension and other postretirement benefit adjustments	—	—	278.0	—	278.0
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income(1)	—	—	53.7	—	53.7
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	114.5	114.5
Tax adjustment related to investment in MillerCoors reclassification(2)	—	—	—	34.3	34.3
Tax benefit (expense)	(30.7)	(20.8)	(44.6)	(33.3)	(129.4)
As of December 31, 2013	$979.1	$14.6	$(556.3)	$(282.5)	$154.9
Foreign currency translation adjustments	(818.0)	(8.9)	8.4	—	(818.5)
Unrealized gain (loss) on derivative instruments	—	3.8	—	—	3.8
Reclassification of derivative (gain) loss to income(1)	—	3.8	—	—	3.8
Pension and other postretirement benefit adjustments	—	—	(172.3)	—	(172.3)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income(1)	—	—	33.0	—	33.0
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	(157.5)	(157.5)
Tax benefit (expense)	(31.3)	1.7	28.7	55.3	54.4
As of December 31, 2014	$129.8	$15.0	$(658.5)	$(384.7)	$(898.4)

(1)
The tax benefit (expense) recognized on reclassification of derivative gains and losses to income was $1.5 million, $(2.3) million and $1.6 million for 2014, 2013 and 2012, respectively. The tax benefit recognized on reclassification of net prior service costs and net actuarial gains and losses to income was $6.8 million, $7.3 million and $5.4 million for 2014, 2013 and 2012, respectively.

(2)
During the first quarter of 2013, we recorded a tax adjustment related to the reclassification of amounts from the investment in MillerCoors to AOCI that was recorded in the fourth quarter of 2012 to reflect our proportionate share of MillerCoors AOCI at formation. We made this reclassification in 2012 as we believe the new presentation provides improved transparency of our share of MillerCoors AOCI. This tax adjustment, which should have been made in 2012 with the reclassification, was not material to either the current or prior period financial statements taken as a whole and therefore the adjustment was recorded in 2013 and prior periods do not reflect the adjustment.

We have significant levels of net assets denominated in currencies other than the USD due to our operations in foreign countries, and therefore we recognize OCI gains and/or losses when those items are translated to USD. The foreign currency translation losses recognized during 2014 are largely due to the weakening of the CAD, GBP and certain currencies of our Central Europe operations versus the USD. The foreign currency translation losses recognized in 2013 are primarily due to the weakening of the CAD slightly offset by the strengthening of the GBP and certain currencies of our Central Europe operations, compared to the foreign currency translation gains recognized in 2012 due to the strengthening of the CAD, GBP and currencies of our Central European operations. OCI gains/losses related to our pension and OPEB plans are due to changes in our plan obligations, driven by actuarial gains/losses related to fluctuations in discount rate and other actuarial assumptions. OCI associated with our equity method investments is related to our 42% share of the MillerCoors OCI activity (unrealized gains and losses on derivative instruments and pension obligations) and changes to BRI and BDL pension obligations.
Reclassifications from AOCI to income:

	For the year ended
	December 31, 2014	December 31, 2013
	Reclassifications from AOCI		Location of gain (loss) recognized in income
	(In millions)
Gain/(loss) on cash flow hedges:
Forward starting interest rate swaps	$(1.5)	$(1.6)	Interest expense, net
Foreign currency forwards	(5.5)	2.2	Other income (expense), net
Foreign currency forwards	2.8	5.2	Cost of goods sold
Commodity swaps	0.4	(0.3)	Cost of goods sold
Total income (loss) reclassified, before tax	(3.8)	5.5
Income tax benefit (expense)	1.5	(2.3)
Net income (loss) reclassified, net of tax	$(2.3)	$3.2

Amortization of defined benefit pension and other postretirement benefit plan items:
Prior service benefit (cost)	$2.4	$2.8	(1)
Net actuarial gain (loss)	(35.4)	(56.5)	(1)
Total income (loss) reclassified, before tax	(33.0)	(53.7)
Income tax benefit (expense)	6.8	7.3
Net income (loss) reclassified, net of tax	$(26.2)	$(46.4)

Total income (loss) reclassified, net of tax	$(28.5)	$(43.2)

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
Defined Benefit and OPEB Plans
Net Periodic Pension and OPEB Cost

	For the years ended
	December 31, 2014			December 31, 2013			December 29, 2012
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Components of net periodic pension and OPEB cost:
Service cost—benefits earned during the year	$13.1	$3.0	$16.1	$15.8	$3.4	$19.2	$16.8	$2.9	$19.7
Interest cost on projected benefit obligation	167.6	7.1	174.7	157.0	7.2	164.2	165.7	8.0	173.7
Expected return on plan assets	(195.6)	—	(195.6)	(177.9)	—	(177.9)	(175.2)	—	(175.2)
Amortization of prior service cost (benefit)	0.6	(3.0)	(2.4)	0.8	(3.6)	(2.8)	0.8	(3.7)	(2.9)
Amortization of net actuarial loss (gain)	36.3	(0.9)	35.4	56.6	(0.1)	56.5	39.4	(0.2)	39.2
Curtailment loss	—	—	—	—	—	—	1.3	—	1.3
Special termination benefits	—	—	—	—	—	—	0.4	—	0.4
Less: expected participant contributions	(1.0)	—	(1.0)	(1.2)	—	(1.2)	(1.5)	—	(1.5)
Net periodic pension and OPEB cost	$21.0	$6.2	$27.2	$51.1	$6.9	$58.0	$47.7	$7.0	$54.7

Obligations and Changes in Funded Status
The changes in the benefit obligation, plan assets and the funded status of the pension and OPEB plans are as follows:

	For the year ended December 31, 2014			For the year ended December 31, 2013
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Change in benefit obligation:
Prior year benefit obligation	$3,816.9	$162.1	$3,979.0	$3,955.5	$186.4	$4,141.9
Service cost, net of expected employee contributions	12.1	3.0	15.1	14.7	3.4	18.1
Interest cost	167.6	7.1	174.7	157.0	7.2	164.2
Actual employee contributions	0.7	—	0.7	1.1	—	1.1
Actuarial loss (gain)	477.2	12.6	489.8	(84.6)	(15.7)	(100.3)
Amendments	—	—	—	0.5	(0.1)	0.4
Benefits paid	(208.4)	(7.8)	(216.2)	(201.0)	(8.5)	(209.5)
Adjustment due to change in historical accounting	—	—	—	8.1	—	8.1
Foreign currency exchange rate change	(286.8)	(14.8)	(301.6)	(34.4)	(10.6)	(45.0)
Benefit obligation at end of year	$3,979.3	$162.2	$4,141.5	$3,816.9	$162.1	$3,979.0
Change in plan assets:
Prior year fair value of assets	$3,596.2	$—	$3,596.2	$3,353.8	$—	$3,353.8
Actual return on plan assets	516.5	—	516.5	359.7	—	359.7
Employer contributions	33.6	7.6	41.2	113.1	8.5	121.6
Actual employee contributions	0.7	—	0.7	1.1	—	1.1
Benefits and plan expenses paid	(211.9)	(7.6)	(219.5)	(204.5)	(8.5)	(213.0)
Foreign currency exchange rate change	(267.5)	—	(267.5)	(27.0)	—	(27.0)
Fair value of plan assets at end of year	$3,667.6	$—	$3,667.6	$3,596.2	$—	$3,596.2
Funded status:	$(311.7)	$(162.2)	$(473.9)	$(220.7)	$(162.1)	$(382.8)
Amounts recognized in the Consolidated Balance Sheets:
Other non-current assets	$79.1	$—	$79.1	$91.8	$—	$91.8
Accounts payable and other current liabilities	(2.8)	(7.3)	(10.1)	(3.1)	(8.9)	(12.0)
Pension and postretirement benefits	(388.0)	(154.9)	(542.9)	(309.4)	(153.2)	(462.6)
Net amounts recognized	$(311.7)	$(162.2)	$(473.9)	$(220.7)	$(162.1)	$(382.8)
The accumulated benefit obligation for our defined benefit pension plans was $3,978.5 million and $3,805.9 million at December 31, 2014, and December 31, 2013, respectively. The $91.1 million increase in the net underfunded status of our aggregate pension and OPEB plans from December 31, 2013, to December 31, 2014, was primarily driven by the decrease in the discount rates used, discussed below, as well as updates to published actuarial mortality tables partially offset by changes in foreign exchange rates and the performance of our plan assets exceeding the expected return for our funded plans by approximately $320 million.
Information for defined benefit pension and OPEB plans with aggregate accumulated benefit and projected benefit obligations in excess of plan assets is as follows:

	As of December 31, 2014			As of December 31, 2013
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Accumulated benefit obligation	$3,272.9	$162.2	$3,435.1	$3,105.7	$162.1	$3,267.8
Projected benefit obligation	$3,273.4	$162.2	$3,435.6	$3,115.5	$162.1	$3,277.6
Fair value of plan assets	$2,882.6	$—	$2,882.6	$2,803.0	$—	$2,803.0

Accumulated Other Comprehensive Income
Amounts recognized in AOCI not yet recognized as components of net periodic pension and OPEB cost, pretax were as follows:

	As of December 31, 2014			As of December 31, 2013
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net actuarial loss (gain)	$924.6	$(7.0)	$917.6	$811.1	$(21.7)	$789.4
Net prior service cost	2.4	(0.5)	1.9	3.1	(3.9)	(0.8)
Total not yet recognized	$927.0	$(7.5)	$919.5	$814.2	$(25.6)	$788.6
Changes in plan assets and benefit obligations recognized in OCI, pretax were as follows:

	Pension	OPEB	Consolidated
	(In millions)
Accumulated other comprehensive loss (income) as of December 29, 2012	$1,134.3	$(13.3)	$1,121.0
Amortization of prior service costs (benefit)	(0.8)	3.6	2.8
Amortization of net actuarial loss (gain)	(56.6)	0.1	(56.5)
Current year actuarial loss (gain)	(262.3)	(15.7)	(278.0)
Plan amendment	—	(0.1)	(0.1)
Foreign currency exchange rate change	(0.4)	(0.2)	(0.6)
Accumulated other comprehensive loss (income) as of December 31, 2013	$814.2	$(25.6)	$788.6
Amortization of prior service costs (benefit)	(0.6)	3.0	2.4
Amortization of net actuarial loss (gain)	(36.3)	0.9	(35.4)
Current year actuarial loss (gain)	159.7	12.6	172.3
Foreign currency exchange rate change	(10.0)	1.6	(8.4)
Accumulated other comprehensive loss (income) as of December 31, 2014	$927.0	$(7.5)	$919.5
Amortization of AOCI expected to be recognized in net periodic pension and OPEB cost during fiscal year 2015 pretax is as follows:

	Pension	OPEB	Consolidated
	(In millions)
Amortization of net prior service cost (gain)	$0.6	$(0.2)	$0.4
Amortization of actuarial net loss (gain)	$(9.3)	$—	$(9.3)

Assumptions
Periodic pension and OPEB cost is actuarially calculated annually for each individual plan based on data available at the beginning of each year. Assumptions used in the calculation include the settlement discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below. The weighted-average rates used in determining the periodic pension and OPEB cost for the fiscal years 2014, 2013 and 2012 were as follows:

	For the years ended
	December 31, 2014		December 31, 2013		December 29, 2012
	Pension	OPEB	Pension	OPEB	Pension	OPEB
Weighted-average assumptions:
Settlement discount rate	4.57%	4.79%	4.18%	4.12%	4.61%	4.66%
Rate of compensation increase(1)	2.50%	N/A	2.50%	N/A	2.50%	N/A
Expected return on plan assets(2)	6.16%	N/A	5.83%	N/A	5.57%	N/A
Health care cost trend rate	N/A	Ranging ratably from 7.7% in 2014 to 4.5% in 2028	N/A	Ranging ratably from 7.9% in 2013 to 4.5% in 2028	N/A	Ranging ratably from 8.2% in 2012 to 4.5% in 2028

(1)	U.K. plan was closed to future accrual during 2009.

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

Benefit obligations are actuarially calculated annually at the end of each year based on the assumptions detailed in the table below. Obligations under the OPEB plans are determined by the application of the terms of medical and life insurance plans, together with relevant actuarial assumptions and heath care cost trend rates. The weighted-average rates used in determining the projected benefit obligation for defined pension plans and the accumulated postretirement benefit obligation for OPEB plans, as of December 31, 2014, and December 31, 2013, were as follows:

	As of December 31, 2014		As of December 31, 2013
	Pension	OPEB	Pension	OPEB
Weighted-average assumptions:
Settlement discount rate	3.70%	4.15%	4.57%	4.79%
Rate of compensation increase(1)	2.50%	N/A	2.50%	N/A
Health care cost trend rate	N/A	Ranging ratably from 7.7% in 2015 to 4.5% in 2028	N/A	Ranging ratably from 7.7% in 2014 to 4.5% in 2028

(1)	U.K. plan was closed to future accrual during 2009.

The decrease to the weighted-average discount rates used for our defined benefit pension plans and postretirement plans at December 31, 2014, from December 31, 2013, largely resulted from expectations for global GDP growth at a slower rate than prior years, along with global deflationary factors.
Assumed health care cost trend rates have a significant effect on the amounts reported for OPEB health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects on related OPEB plans:

	1% point increase (unfavorable)	1% point decrease favorable
	(In millions)
Effect on total of service and interest cost components	$(1.3)	$1.5
Effect on postretirement benefit obligations	$(23.0)	$19.6
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

(3)	manage the risk level of the plan's assets in relation to the plans' liabilities
Each plan's respective allocation targets promote optimal expected return and volatility characteristics given a focus on a long-term time horizon for fulfilling the plans' obligations. All assets are managed by external investment managers with a mandate to either match or outperform their benchmark. The plans use different asset managers in the U.K. and Canada and each plan's respective asset allocation could be impacted by a change in asset managers. The U.K. plan has committed to investing with certain investment managers but is awaiting their capital calls. As such, the asset allocation is expected to change during 2015.
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

Target Allocations
The following compares target asset allocation percentages with actual asset allocations on a weighted-average asset basis at December 31, 2014:

	Target allocations	Actual allocations
Equities	30.0%	28.8%
Fixed income(1)	48.3%	46.6%
Hedge funds	7.5%	6.1%
Real estate	4.4%	5.3%
Other	9.8%	13.2%

(1)	Target allocation and actual allocation percentages for fixed income include associated repurchase agreements.
Significant Concentration Risks
We periodically evaluate our defined benefit pension plan assets for concentration risks. As of December 31, 2014, we did not have any individual underlying asset position that composed a significant concentration of each plan's overall assets. However, we currently have significant plan assets invested in U.K., U.S. and Canadian government fixed income holdings. A provisional credit rating downgrade for any of these governments could negatively impact the asset values.
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
Valuation Techniques
We use a variety of industry accepted valuation techniques to value our plan assets. The techniques vary depending upon instrument type. Whenever possible, we prioritize the use of observable market data in our valuation processes. We use market, income and cost approaches to value our plan assets as of period end. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for additional information on our fair value methodologies and accounting policies. We have not changed our fair value techniques used to value plan assets this year.
Major Categories of Plan Assets
As of December 31, 2014, our major categories of plan assets included the following:

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

Fair Value Hierarchy
The following presents our fair value hierarchy for our defined benefit pension plan assets:

		Fair value measurements as of December 31, 2014
	Total at December 31, 2014	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents
Cash	$108.3	$108.3	$—	$—
Trades awaiting settlement	(8.3)	(8.3)	—	—
Bank deposits, short-term bills and notes	25.3	—	25.3	—
Debt
Government securities	1,137.5	—	1,137.5	—
Corporate debt securities	410.4	—	410.1	0.3
Interest and inflation linked assets	1,149.7	—	1,105.7	44.0
Collateralized debt securities	6.9	—	—	6.9
Equities
Common stock	693.9	693.9	—	—
Investment funds
Debt funds	298.0	—	169.4	128.6
Equity funds	572.1	2.6	569.5	—
Real estate funds	65.2	—	—	65.2
Hedge funds of funds	269.5	—	113.2	156.3
Other
Repurchase agreements	(1,185.8)	(1,185.8)	—	—
Private equity	123.9	—	—	123.9
Recoverable taxes	0.7	0.7	—	—
Venture capital	0.3	—	—	0.3
Total	$3,667.6	$(388.6)	$3,530.7	$525.5

		Fair value measurements as of December 31, 2013
	Total at December 31, 2013	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents
Cash	$127.5	$127.5	$—	$—
Trades awaiting settlement	25.9	25.9	—	—
Bank deposits, short-term bills and notes	33.8	—	33.8	—
Debt
Government securities	790.4	—	790.4	—
Corporate debt securities	438.7	—	438.1	0.6
Interest and inflation linked assets	1,100.6	—	1,073.4	27.2
Collateralized debt securities	5.0	—	—	5.0
Equities
Common stock	712.3	711.4	0.9	—
Other equity securities	6.4	6.4	—	—
Investment funds
Debt funds	325.0	—	196.2	128.8
Equity funds	515.6	—	515.6	—
Real estate funds	43.6	—	—	43.6
Hedge funds of funds	339.5	—	112.8	226.7
Other
Repurchase agreements	(917.5)	(917.5)	—	—
Credit default swaps	(5.0)	—	(5.0)	—
Private equity	53.3	—	—	53.3
Recoverable taxes	0.8	0.8	—	—
Venture capital	0.3	—	—	0.3
Total	$3,596.2	$(45.5)	$3,156.2	$485.5
Fair Value: Level Three Rollforward
The following presents our Level 3 Rollforward for our defined pension plan assets.

Amount
(In millions)
Balance at December 29, 2012	$393.4
Total gain or loss (realized/unrealized):
Realized gain (loss)	5.9
Unrealized gain (loss) included in AOCI	63.1
Purchases, issuances, settlements	7.0
Transfers in/(out) of Level 3	1.9
Foreign exchange translation (loss)/gain	14.2
Balance at December 31, 2013	$485.5
Total gain or loss (realized/unrealized):
Realized gain (loss)	9.6
Unrealized gain (loss) included in AOCI	44.1
Purchases, issuances, settlements	10.9
Transfers in/(out) of Level 3	8.1
Foreign exchange translation (loss)/gain	(32.7)
Balance at December 31, 2014	$525.5

Expected Cash Flows
In 2015, we expect to make contributions to our defined benefit pension plans totaling approximately $260 million to $270 million, including the GBP 150 million lump sum contribution (approximately $230 million) which was paid in January 2015 related to our U.K. pension plan as required by the most recent statutory valuation performed. We expect to make benefit payments under our OPEB plans of approximately $10 million in 2015. MillerCoors, BRI and BDL contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements. Plan funding strategies are influenced by employee benefits, tax laws and plan governance documents.
Expected future benefit payments for defined benefit pension and OPEB plans, based on foreign exchange rates at December 31, 2014, are as follows:

Expected benefit payments	Pension	OPEB
	(In millions)
2015	$203.8	$7.3
2016	$205.7	$7.7
2017	$209.2	$8.0
2018	$212.3	$8.3
2019	$215.0	$8.5
2020-2024	$1,187.0	$51.7
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
We recognized costs associated with defined contribution plans of $19.0 million, $20.5 million and $23.0 million in 2014, 2013 and 2012, respectively.
We have a nonqualified defined contribution plan for certain U.S. employees. MCBC has voluntarily funded these liabilities through a Rabbi Trust. These are company assets which are invested in publicly traded mutual funds whose performance is expected to closely match changes in the plan liabilities. As of December 31, 2014, and December 31, 2013, the plan liabilities were equal to the plan assets noted in the table below and were included in other assets and other liabilities on our consolidated balance sheets, respectively.
Fair Value Hierarchy
The following presents our fair value hierarchy for our corporate invested plan assets used in the aforementioned "Rabbi Trust" arrangements.

		Fair value measurements as of December 31, 2014
	Total at December 31, 2014	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equities
Mutual funds	$4.7	$4.7	$—	$—
Total—Corporate	$4.7	$4.7	$—	$—

		Fair value measurements as of December 31, 2013
	Total at December 31, 2013	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equities
Mutual funds	$3.9	$3.9	$—	$—
Total—Corporate	$3.9	$3.9	$—	$—
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
Counterparty Risk
While, by policy, the counterparties to any of the financial derivatives we enter into are major institutions with investment grade credit ratings of at least A- by Standard & Poor (or the equivalent) or A3 by Moody's, we are exposed to credit-related losses in the event of non-performance by counterparties. This credit risk is generally limited to the unrealized gains in such contracts, should any of these counterparties fail to perform as contracted.
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
Collateral
We do not receive and are not required to post collateral unless a change of control event occurs. This termination event would give either party the right to early terminate all outstanding swap transactions in the event that the other party consolidates, merges with, or transfers all or substantially all its assets to, another entity, and the creditworthiness of the surviving entity that has assumed such party's obligations is materially weaker than that of such party. As of December 31, 2014, we did not have any collateral posted with any of our counterparties.

Derivative Accounting Policies
Overview
The majority of our derivative contracts qualify and are designated in a hedge accounting relationship. Our foreign currency and interest rate derivative instruments are designated in hedging relationships. Our foreign currency and forward starting interest rate swaps are designated as cash flow hedges and our interest rate swap is designated as a fair value hedge. In certain situations, we may execute derivatives that do not qualify for hedge accounting but are determined to be important for managing risk. Economic hedges are measured at fair value on our consolidated balance sheets with changes in fair value recorded in earnings. We have historically elected to apply the NPNS exemption to certain contracts, as applicable. These contracts are typically transacted with our suppliers and include risk management features that allow us to fix the price on specific volumes of purchases for specified delivery periods. We also consider whether any provisions in our contracts represent embedded derivative instruments as defined in authoritative accounting guidance. As of December 31, 2014, we have concluded that no embedded derivative instruments warrant separate fair value accounting.
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
Additionally, in June 2012, we issued a Euro-denominated Convertible Note to the Seller simultaneous with the closing of the Acquisition. The Seller had the ability to exercise a put right with respect to the Convertible Note as of March 14, 2013, (the “First Redemption Date”) and ending on December 19, 2013, for the greater of the principal amount of the Convertible Note or the aggregate cash value of 12,894,044 shares of our Class B common stock, as adjusted for certain corporate events. The Convertible Note's embedded conversion feature was determined to meet the definition of a derivative required to be bifurcated and separately accounted for at fair value with changes in fair value recorded in earnings. The Convertible Note was put to us in 2013 and settled at a premium of $14.4 million. The related conversion feature was settled in full and therefore is no longer outstanding as of December 31, 2014. Refer to Note 13, "Debt" for further discussion.
In the first quarter of 2013, we began executing a series of financial foreign exchange forward contracts to hedge our risk associated with payments of our Euro-denominated Convertible Note issued to the Seller simultaneous with the closing of the Acquisition in June 2012. The Convertible Note was put to us in the third quarter of 2013. The related conversion feature was settled in full during 2013 and as a result, all existing foreign exchange forward contracts related to the Convertible Note were settled in the third quarter of 2013. These contracts were not designated in hedge accounting relationships. As such, changes in fair value of these swaps were recorded in other income (expense) in our consolidated statement of operations.

On April 3, 2012, we entered into a term loan agreement that provided for a 4-year Euro-denominated term loan facility equal to $150 million (or €120 million at issuance), which was funded upon close of the Acquisition on June 15, 2012. In the third quarter of 2012, we designated the term loan as a net investment hedge of our Central European operations. In the third quarter of 2013, we repaid the outstanding balance on this term loan. See Note 13, "Debt" for further discussion of the term loan.
Interest Rate Swaps
During 2014, we entered into interest rate swaps with an aggregate notional of $500 million to economically convert our fixed rate $500 million 3.5% notes due in 2022 ("$500 million notes") to floating rate debt. We will receive fixed interest payments semi-annually at a rate of 3.5% per annum and pay a rate to our counterparties based on a credit spread plus the three month LIBOR rate, thereby effectively exchanging a fixed interest obligation for a floating interest obligation.
We entered into these interest rate swap agreements to minimize exposure to changes in the fair value of our $500 million notes that results from fluctuations in the benchmark interest rate, specifically LIBOR, and have designated these swaps as fair value hedges and determined that there is zero ineffectiveness. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged item are recognized in earnings. For the year ended December 31, 2014, the changes in fair value of the interest rate swaps resulted in an unrealized gain of $10.8 million recorded in interest expense in our consolidated statement of operations, which is fully offset by the changes in fair value of the $500 million notes attributable to the benchmark interest rate. Accordingly, as of December 31, 2014, such adjustments had increased the carrying value of our $500 million notes by $10.8 million. See Note 13, "Debt" for additional details.
Forward Starting Interest Rate Swaps
In the second quarter of 2014, we began to enter into forward starting interest rate swaps to manage our exposure to the volatility of the interest rates associated with future interest payments on a forecasted debt issuance. As of December 31, 2014, we had entered into swap agreements having a total notional of CAD 400 million and a weighted average fixed interest rate of 2.81%. Subsequent to December 31, 2014, we entered into additional forward starting interest rate swaps totaling CAD 40 million and we intend to enter into multiple additional forward starting interest rate swaps up to the date of the forecasted issuance. The forward starting interest rate swaps have an effective date of September 2015 and a termination date of September 2025 mirroring the terms of the forecasted debt issuance. Under the agreements we are required to early terminate these swaps in 2015 at the time we expect to issue the forecasted debt. We have designated these contracts as cash flow hedges. As a result, the realized gain or loss of these swaps upon issuance of the hedged debt will ultimately be reclassified from AOCI and amortized to interest expense over the term of the hedged debt.
Additionally, prior to the 2005 and 2010 issuance of our CAD 900 million and CAD 500 million private placements notes in Canada, we entered into forward starting interest rate swaps in order to manage our exposure to the volatility of the interest rates associated with the future interest payments on the forecasted debt issuances. These swaps had effective dates mirroring the terms of the forecasted debt issuances. Under these agreements we were required to early terminate these swaps at the approximate time we issued the previously forecasted debt. See Note 13, "Debt" for further discussion of our CAD 900 million and CAD 500 million fixed rate senior notes, and the impact of the forward starting interest rates swaps on the effective interest rate of each issuance. We had designated these contracts as cash flow hedges of a portion of the interest payments on a future forecasted debt issuance. As a result, the realization of the forward starting interest rate swap upon debt issuance, which were originally recorded to AOCI, is currently being reclassified from AOCI and amortized to interest expense over the respective term of the hedged debt.
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
In October 2011, we simultaneously extended both the terms of approximately half of the original intercompany notes and cross currency swaps, such that the new maturities were March 2014. The remaining approximate 25% was left unadjusted and continued to be due in May 2012. Following this extension, in November 2011, we dedesignated all of the remaining swaps as cash flow hedges and designated the aggregate swaps as a net investment hedge of our Canadian business. Following the dedesignation of the cash flow hedges, a $6.7 million loss was reclassified from AOCI to earnings and recorded as other income (expense).
In March 2012, we cash settled the remaining approximate 25% of our original cross currency swaps that was not refinanced in October 2011 as discussed above. As a result of the 2012 settlement, we extinguished $110.6 million of the outstanding liability.
During 2013, we cash settled CAD 361 million notional, of our outstanding cross currency swaps designated as a net investment hedge of our Canadian operations for $113.9 million and in January 2014, we early settled the final remaining CAD 241 million notional of our outstanding currency swaps designated as a net investment hedge of our Canadian operations for $65.2 million and thus as of December 31, 2014, we do not have any cross currency swap positions outstanding.
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
Commodity Swaps
As of year end, we had financial commodity swap contracts in place to hedge changes in the prices of natural gas, aluminum, including surcharges relating to our aluminum exposures, corn and diesel. These contracts allow us to swap our floating exposure to changes in these commodity prices for a fixed rate. These contracts are not designated in hedge accounting relationships. As such, changes in fair value of these swaps are recorded in cost of goods sold in the consolidated statements of operations. We hedge forecasted purchases of natural gas up to 48 months, aluminum up to 60 months, corn up to 60 months and diesel up to 24 months out in the future for use in our supply chain, in line with our risk management policy. For purposes of measuring segment operating performance, the unrealized changes in fair value of the swaps not designated in hedge accounting relationships are reported in Corporate outside of the segment specific operating results until such time that the exposure we are managing is realized. At that time we reclassify the gain or loss from Corporate to the operating segment, allowing our operating segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility.
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
The table below summarizes our derivative assets and liabilities that were measured at fair value as of December 31, 2014, and December 31, 2013. See Note 1 "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion related to measuring fair value derivative instruments.

		Fair Value Measurements at December 31, 2014 Using
	Total at December 31, 2014	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Interest rate swaps	$(2.2)	$—	$(2.2)	$—
Foreign currency forwards	31.6	—	31.6	—
Commodity swaps	(8.9)	—	(8.9)	—
Total	$20.5	$—	$20.5	$—

		Fair Value Measurements at December 31, 2013 Using
	Total at December 31, 2013	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Cross currency swaps	$(71.7)	$—	$(71.7)	$—
Foreign currency forwards	19.7	—	19.7	—
Commodity swaps	(4.9)	—	(4.9)	—
Total	$(56.9)	$—	$(56.9)	$—
As of December 31, 2014, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during 2014, were all included in Level 2.
Results of Period Derivative Activity
The following tables include the year-to-date results of our derivative activity in our consolidated balance sheets as of December 31, 2014, and December 31, 2013, and our consolidated statements of operations for the year ended December 31, 2014, December 31, 2013, and December 29, 2012, respectively. We had no fair value hedges in 2013 or 2012.
Fair Value of Derivative Instruments in the Consolidated Balance Sheet (in millions)

	December 31, 2014
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate swaps	$844.2	Other current assets	$—	Accounts payable and other current liabilities	$(13.0)
		Other non-current assets	10.8	Other liabilities	—
Foreign currency forwards	$343.4	Other current assets	19.5	Accounts payable and other current liabilities	—
		Other non-current assets	12.1	Other liabilities	—
Total derivatives designated as hedging instruments			$42.4		$(13.0)
Derivatives not designated as hedging instruments:

Commodity swaps	$111.1	Other current assets	$0.2	Accounts payable and other current liabilities	$(4.9)
		Other non-current assets	0.4	Other liabilities	(4.6)
Total derivatives not designated as hedging instruments			$0.6		$(9.5)

	December 31, 2013
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	$226.6	Other current assets	$—	Accounts payable and other current liabilities	$(71.7)
Foreign currency forwards	$476.1	Other current assets	11.5	Accounts payable and other current liabilities	—
		Other non-current assets	8.2	Other liabilities	—
Commodity swaps	$17.7	Other current assets	0.2	Accounts payable and other current liabilities	(0.2)
		Other non-current assets	0.1	Other liabilities	(0.3)
Total derivatives designated as hedging instruments			$20.0		$(72.2)
Derivatives not designated as hedging instruments:
Commodity swaps	$67.7	Other current assets	$—	Accounts payable and other current liabilities	$(2.0)
		Other non-current assets	—	Other liabilities	(2.7)
Total derivatives not designated as hedging instruments			$—		$(4.7)

MCBC allocates the current and non-current portion of each contract to the corresponding derivative account above.
The Pretax Effect of Derivative Instruments on the Consolidated Statements of Operations (in millions)

For the year ended December 31, 2014
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$(13.3)	Interest expense, net	$(1.5)	Interest expense, net	$—
Foreign currency forwards	10.1	Other income (expense), net	(5.5)	Other income (expense), net	—
		Cost of goods sold	2.8	Cost of goods sold	—
Commodity swaps	0.5	Cost of goods sold	0.4	Cost of goods sold	—
Total	$(2.7)		$(3.8)		$—

For the year ended December 31, 2014
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$6.5	Other income (expense), net	$—	Other income (expense), net	$—
Total	$6.5		$—		$—

For the year ended December 31, 2014
Derivatives in fair value hedge relationships	Amount of gain (loss) recognized in income on derivative	Location of gain (loss) recognized in income
Interest rate swaps	$10.8	Interest expense, net
Total	$10.8

For the year ended December 31, 2013
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(1.6)	Interest expense, net	$—
Foreign currency forwards	28.9	Other income (expense), net	2.2	Other income (expense), net	—
		Cost of goods sold	5.2	Cost of goods sold	—
Commodity swaps	0.1	Cost of goods sold	(0.3)	Cost of goods sold	—
Total	$29.0		$5.5		$—

For the year ended December 31, 2013
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$29.6	Other income (expense), net	$—	Other income (expense), net	$—
€120 million term loan due 2016	0.1	Other income (expense), net	—	Other income (expense), net	—
Total	$29.7		$—		$—

For the year ended December 29, 2012
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(1.6)	Interest expense, net	$—
Foreign currency forwards	(10.3)	Other income (expense), net	(2.3)	Other income (expense), net	—
		Cost of goods sold	(4.9)	Cost of goods sold	—
Commodity swaps	0.1	Cost of goods sold	(1.4)	Cost of goods sold	—
Total	$(10.2)		$(10.2)		$—

For the year ended December 29, 2012
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$(27.5)	Other income (expense), net	$—	Other income (expense), net	$—
€120 million term loan due 2016	(8.1)	Other income (expense), net	—	Other income (expense), net	—
Total	$(35.6)		$—		$—
During the periods presented we recorded no significant ineffectiveness related to these cash flow, net investment and fair value hedges.
We expect net gains of approximately $7 million (pretax) recorded in AOCI at December 31, 2014, will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged at December 31, 2014, is 3.0 years.
Other Derivatives (in millions)

For the year ended December 31, 2014
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(8.1)
Total		$(8.1)

For the year ended December 31, 2013
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Equity conversion feature of debt	Interest expense, net	$(5.4)
	Other income (expense), net	(1.1)
Commodity swaps	Cost of goods sold	(5.1)
Foreign currency forwards	Other income (expense), net	3.9
Total		$(7.7)

For the year ended December 29, 2012
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Equity conversion feature of debt	Interest expense, net	$8.0
	Other income (expense), net	(0.7)
Commodity swaps	Cost of goods sold	(0.5)
Treasury locks	Interest expense, net	(39.2)
Total		$(32.4)
18. Accounts payable and other current liabilities

	As of
	December 31, 2014	December 31, 2013
	(In millions)
Accounts payable and accrued trade payables	$618.0	$599.7
Accrued compensation	106.1	91.5
Accrued excise and other non-income related taxes	215.0	216.6
Accrued interest	27.9	29.3
Accrued selling and marketing costs	126.6	134.2
Container liability	82.5	93.4
Other(1)	128.9	264.9
Accounts payable and other current liabilities	$1,305.0	$1,429.6

(1)
Includes current liabilities related to derivatives, income taxes, pensions and other postretirement benefits and other accrued expenses. Other current liabilities as of December 31, 2013, have been adjusted to reflect the correction of the liability for unrecognized tax benefits. See Note 7, "Income Tax" for further discussion.

19. Commitments and Contingencies
Letters of Credit
As of December 31, 2014, we had approximately $58.3 million outstanding in letters of credit with financial institutions. These letters expire throughout 2015. Approximately $28.7 million of the letters contain a feature that automatically renews the letter for an additional year if no cancellation notice is submitted. These letters of credit are being maintained as security for deferred compensation payments, reimbursements to insurance companies, reimbursements to the trustee for pension payments, deductibles or retention payments made on our behalf, various payments due to governmental agencies, operations of underground storage tanks and other general business purposes, and are not included on our consolidated balance sheets.
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
Related to guarantees, other liabilities in the accompanying consolidated balance sheets include $5.3 million as of December 31, 2014, and $5.8 million as of December 31, 2013, both of which are non-current.
Supply and Distribution Contracts
We have various long-term supply contracts with unaffiliated third parties and our joint venture partners to purchase materials used in production and packaging. The supply contracts provide that we purchase certain minimum levels of materials throughout the terms of the contracts. Additionally, Tradeteam has distribution agreements with us to provide for transportation and logistics services in the U.K. See Note 5, "Investments" for further discussion. The future aggregate minimum required commitments under these supply and distribution contracts are shown in the table below based on foreign exchange rates as of December 31, 2014. The amounts in the table do not represent all anticipated payments under long-term contracts. Rather, they represent unconditional and legally enforceable committed expenditures:

Year	Amount
(In millions)
2015	$512.7
2016	296.3
2017	205.1
2018	131.5
2019	131.9
Thereafter	557.2
Total	$1,834.7
Total purchases under our supply and distribution contracts in 2014, 2013 and 2012 were $1,209.2 million, $1,042.7 million and $920.1 million, respectively.
Advertising and Promotions
We have various long-term non-cancelable commitments for advertising, sponsorships and promotions, including marketing at sports arenas, stadiums and other venues and events. Based on foreign exchange rates as of December 31, 2014, these future commitments are as follows:

Year	Amount
(In millions)
2015	$76.4
2016	51.1
2017	49.4
2018	47.2
2019	25.2
Thereafter	1.9
Total	$251.2
Total advertising expense was $486.4 million, $458.5 million and $423.5 million in 2014, 2013 and 2012, respectively.

Operating Leases
We lease certain office facilities and operating equipment under cancelable and non-cancelable agreements accounted for as operating leases. Based on foreign exchange rates as of December 31, 2014, future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Year	Amount
(In millions)
2015	$29.6
2016	19.4
2017	14.8
2018	13.0
2019	6.6
Thereafter	35.9
Total	$119.3
Total rent expense was $35.0 million, $34.3 million and $37.0 million in 2014, 2013 and 2012, respectively.
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
During 2010, we reached a settlement agreement with FEMSA for the entirety of our indemnity obligations corresponding to the principal, penalties, interest and attorney's fees owed by Kaiser for the first category of purchased credits. This favorable settlement involved a cash payment of $96.0 million, and eliminated $284.5 million of maximum potential tax claims, of which $131.2 million of indemnity liabilities were accrued on our consolidated balance sheets at December 26, 2009. The payment was made in the second quarter of 2010. The maximum potential claims amount remaining for the second category of purchased tax credits (which we believe present less risk than the first category), was $132.2 million as of December 31, 2014. As of December 31, 2014, our total estimate of the indemnity liability was $15.2 million, $6.1 million of which was classified as a current liability and $9.1 million of which was classified as non-current.
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
Additionally, we also provided FEMSA with indemnity related to all other tax, civil, and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded and disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. As a result of these contract provisions, our estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs arising from the federal or any of the various state governments in Brazil. The recorded value of the tax, civil, and labor indemnity liability was $6.4 million as of December 31, 2014, which is classified as non-current. For the remaining portion of our indemnity obligations, not deemed probable, we continue to utilize probability-weighted scenarios in determining the value of the indemnity obligations.
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
The table below provides a summary of reserves associated with the Kaiser indemnity obligations from December 31, 2011, through December 31, 2014:

Total indemnity reserves
(In millions)
Balance at December 31, 2011	$30.6
Changes in estimates	—
Foreign exchange impacts	(2.7)
Balance at December 29, 2012	$27.9
Changes in estimates	—
Foreign exchange impacts	(3.8)
Balance at December 31, 2013	$24.1
Changes in estimates	—
Foreign exchange impacts	(2.5)
Balance at December 31, 2014	$21.6
Distribution Litigation
The gains (losses) recorded for the Kaiser indemnities and the distribution litigation are presented within discontinued operations. The table below summarizes the income (loss) from discontinued operations, net of tax, presented on our consolidated statements of operations:

	For the years ended
	December 31, 2014	December 31, 2013	December 29, 2012
	(In millions)
Loss related to adjustment in legal reserves for distribution litigation due to changes in estimates, fees and foreign exchange gains and losses	$—	$—	$(2.0)
Adjustments to Kaiser indemnity liabilities due to changes in estimates and foreign exchange gains and losses	0.5	2.0	3.5
Income (loss) from discontinued operations, net of tax	$0.5	$2.0	$1.5
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have accrued an aggregate of $16.6 million as of December 31, 2014, and $14.0 million as of December 31, 2013. We believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our consolidated financial statements.
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
During the fourth quarter of 2014, we received an assessment from a local country regulatory authority in Europe related to the application of tax on the production and sale of our products over the prior 24 months for approximately $64 million, based on foreign exchange rates at December 31, 2014. While we intend to vigorously challenge the validity of the assessment and defend our position, if the assessment, as issued, is ultimately upheld it could materially affect our results of operations. Based on the assessment received and related impacts, we estimate a range of loss of zero to $77.8 million, based on foreign exchange rates at December 31, 2014. We continue to follow the required regulatory procedures in order to proceed with our appeal of the assessment.

In 2013 we became aware of potential liabilities in several European countries primarily related to local country regulatory matters associated with pre-Acquisition periods. We recorded liabilities related to these matters in the second quarter of 2013 as we finalized purchase price accounting related to the Acquisition. During the first quarter of 2014, these matters were favorably resolved and we released the associated indirect-tax and income-tax-related reserves, inclusive of post-Acquisition accrued interest, resulting in a gain of $13.0 million recorded within marketing, general and administrative expenses and an income tax benefit of $18.5 million. As a result of the resolution, in the first quarter of 2014, we released amounts previously withheld with regard to these matters to the Seller. See Note 13, "Debt" for further discussion.
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
Litigation and Other Disputes
On December 12, 2014, a notice of action captioned David Hughes and 631992 Ontario Inc. v. Liquor Control Board of Ontario, Brewers Retail Inc., Labatt Breweries of Canada LP, Molson Coors Canada and Sleeman Breweries Ltd. No. CV-14-518059-00CP was filed in Ontario, Canada. Brewers' Retail Inc. ("BRI") and its owners, including Molson Coors Canada, as well as the Liquor Control Board of Ontario ("LCBO") are named as defendants in the action. The plaintiffs allege that The Beer Store (retail outlets owned and operated by BRI) and LCBO improperly entered into an agreement to fix prices and market allocation within the Ontario beer market to the detriment of licensees and consumers. The plaintiffs seek to have the claim certified as a class action on behalf of all Ontario beer consumers and licensees and, among other things, damages in the amount of CAD 1.4 billion. Although we are at an early stage of the proceedings, we note that The Beer Store operates according to the rules established by the Government of Ontario for regulation, sale and distribution of beer in the province. Additionally, prices at The Beer Store are independently set by each brewer and are approved by the LCBO on a weekly basis. As such, we currently believe the claim has been made without merit and we intend to vigorously assert and defend our rights in this lawsuit.
In December 2012, Miller Brewing Company (“Miller”) informed us of its intent to terminate the license agreement between Miller and us whereby we have exclusive rights to distribute certain Miller products in Canada (the “License Agreement”). We subsequently filed a lawsuit in Ontario, Canada (Molson Canada 2005 v. Miller Brewing Company, Sup. Ct. of Justice-Ontario, CV-12-470589) and on June 20, 2013, were granted an injunction preventing Miller's termination of the License Agreement, pending a trial on the merits. During December 2013, upon completion of discovery and exchange of affidavits, both parties requested an extension of the trial and entered into private settlement discussions. Based on the best information available at the time, these developments resulted in a non-cash impairment charge of $17.9 million recorded as a special item within our consolidated statement of operations for the year ended December 31, 2013. On October 9, 2014, we executed a settlement agreement with Miller. Pursuant to the terms of the settlement, we will continue to operate under the License Agreement until March 31, 2015, at which time all of our operations with regards to the Miller brands in Canada will terminate. We received half of the mutually agreed upon settlement payment following the execution of the settlement and will receive the remainder upon transition at the end of the first quarter of 2015. Order of official dismissal of the lawsuit was granted by the court on November 24, 2014.
In the third quarter of 2014, we updated our assessment of the associated Miller license agreement definite-lived intangible asset for impairment. The analysis, primarily factoring in the settlement payments, resulted in a valuation of $18.8 million for the definite-lived intangible asset, resulting in a non-cash impairment charge of $8.9 million recorded as a special item within our consolidated statement of operations for the year ended December 31, 2014. The carrying value as of December 31, 2014, was $9.0 million and is indicative of the remaining settlement amount plus the future cash flows expected to be generated under the License Agreement through March 31, 2015. We recognized net sales related to the License Agreement of $79.5 million, $92.3 million and $98.0 million for 2014, 2013 and 2012, respectively.
Environmental
When we determine it is probable that a liability for environmental matters or other legal actions exists and the amount of the loss is reasonably estimable, an estimate of the future costs is recorded as a liability in the financial statements. Costs that extend the life, increase the capacity or improve the safety or efficiency of our assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. Total environmental expenditures are recognized as other expense for 2014 were $1.0 million offset by a release to our reserves of $1.3 million. Total environmental expenditures for 2013 and 2012 were zero and $0.4 million, respectively.

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
The assumptions used are as follows:

•	trust management costs are included in projections with regard to the $120 million threshold, but are expensed only as incurred;

•	income taxes, which we believe are not an included cost, are excluded from projections with regard to the $120 million threshold;

•	a 2.5% inflation rate for future costs; and

•	certain operations and maintenance costs were discounted using a 2.46% risk-free rate of return.
Based on these assumptions, the present value and gross amount of the costs at December 31, 2014, are approximately $3.1 million and $7.3 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.
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

Europe and MCI
We are subject to the requirements of governmental and local environmental and occupational health and safety laws and regulations within each of the countries in which we operate. Compliance with these laws and regulations did not materially affect our 2014 capital expenditures, results of operations or our financial or competitive position, and we do not anticipate that they will do so in 2015.
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
None of our other outstanding debt is publicly registered and it is all guaranteed on a senior and unsecured basis by the Parent Guarantor and certain Subsidiary Guarantors. These guarantees are full and unconditional and joint and several. See Note 13, "Debt" for details of all debt issued and outstanding as of December 31, 2014.
Presentation
During the second quarter of 2014, we identified an immaterial error related to unrecognized tax benefits in previous years and have revised our consolidated balance sheet as of December 31, 2013, to correct for this error. See Note 7, "Income Tax" for further information. We have revised our guarantor condensed consolidating balance sheet as of December 31, 2013, included herein, to reflect the correction of this error and we do not consider the impacts material to the presentation.
The following information sets forth the condensed consolidating statements of operations for the years ended December 31, 2014, December 31, 2013, and December 29, 2012, condensed consolidating balance sheets as of December 31, 2014, and December 31, 2013, and condensed consolidating statements of cash flows for the years ended December 31, 2014, December 31, 2013, and December 29, 2012. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Guarantor and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2014
(IN MILLIONS)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$16.8	$4,676.6	$1,360.0	$(125.9)	$5,927.5
Excise taxes	—	(1,482.8)	(298.4)	—	(1,781.2)
Net sales	16.8	3,193.8	1,061.6	(125.9)	4,146.3
Cost of goods sold	—	(1,934.1)	(640.0)	80.8	(2,493.3)
Gross profit	16.8	1,259.7	421.6	(45.1)	1,653.0
Marketing, general and administrative expenses	(123.8)	(740.9)	(344.3)	45.1	(1,163.9)
Special items, net	(0.3)	(29.1)	(295.0)	—	(324.4)
Equity income (loss) in subsidiaries	602.3	(324.5)	264.3	(542.1)	—
Equity income in MillerCoors	—	561.8	—	—	561.8
Operating income (loss)	495.0	727.0	46.6	(542.1)	726.5
Interest income (expense), net	(78.9)	184.0	(238.8)	—	(133.7)
Other income (expense), net	(2.1)	(3.0)	(1.4)	—	(6.5)
Income (loss) from continuing operations before income taxes	414.0	908.0	(193.6)	(542.1)	586.3
Income tax benefit (expense)	100.0	(166.5)	(2.5)	—	(69.0)
Net income (loss) from continuing operations	514.0	741.5	(196.1)	(542.1)	517.3
Income (loss) from discontinued operations, net of tax	—	—	0.5	—	0.5
Net income (loss) including noncontrolling interests	514.0	741.5	(195.6)	(542.1)	517.8
Net (income) loss attributable to noncontrolling interests	—	—	(3.8)	—	(3.8)
Net income (loss) attributable to MCBC	$514.0	$741.5	$(199.4)	$(542.1)	$514.0
Comprehensive income (loss) attributable to MCBC	$(539.3)	$(273.3)	$(675.5)	$948.8	$(539.3)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2013
(IN MILLIONS)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$27.5	$4,784.7	$1,388.8	$(201.4)	$5,999.6
Excise taxes	—	(1,491.5)	(302.0)	—	(1,793.5)
Net sales	27.5	3,293.2	1,086.8	(201.4)	4,206.1
Cost of goods sold	—	(1,968.8)	(718.0)	141.2	(2,545.6)
Gross profit	27.5	1,324.4	368.8	(60.2)	1,660.5
Marketing, general and administrative expenses	(117.4)	(779.1)	(357.5)	60.2	(1,193.8)
Special items, net	(2.8)	(53.5)	(143.7)	—	(200.0)
Equity income (loss) in subsidiaries	668.5	(375.1)	251.4	(544.8)	—
Equity income in MillerCoors	—	539.0	—	—	539.0
Operating income (loss)	575.8	655.7	119.0	(544.8)	805.7
Interest income (expense), net	(99.5)	317.5	(388.1)	—	(170.1)
Other income (expense), net	(4.4)	27.0	(3.7)	—	18.9
Income (loss) from continuing operations before income taxes	471.9	1,000.2	(272.8)	(544.8)	654.5
Income tax benefit (expense)	95.4	(231.3)	51.9	—	(84.0)
Net income (loss) from continuing operations	567.3	768.9	(220.9)	(544.8)	570.5
Income (loss) from discontinued operations, net of tax	—	—	2.0	—	2.0
Net income (loss) including noncontrolling interests	567.3	768.9	(218.9)	(544.8)	572.5
Net (income) loss attributable to noncontrolling interests	—	—	(5.2)	—	(5.2)
Net income (loss) attributable to MCBC	$567.3	$768.9	$(224.1)	$(544.8)	$567.3
Comprehensive income (loss) attributable to MCBC	$760.2	$1,021.8	$146.8	$(1,168.6)	$760.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 29, 2012
(IN MILLIONS)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$20.7	$4,839.5	$947.8	$(193.0)	$5,615.0
Excise taxes	—	(1,503.9)	(194.6)	—	(1,698.5)
Net sales	20.7	3,335.6	753.2	(193.0)	3,916.5
Cost of goods sold	—	(1,954.2)	(558.1)	159.8	(2,352.5)
Gross profit	20.7	1,381.4	195.1	(33.2)	1,564.0
Marketing, general and administrative expenses	(113.7)	(814.7)	(230.9)	33.2	(1,126.1)
Special items, net	(4.1)	(35.2)	(42.1)	—	(81.4)
Equity income (loss) in subsidiaries	391.9	(582.7)	393.6	(202.8)	—
Equity income in MillerCoors	—	510.9	—	—	510.9
Operating income (loss)	294.8	459.7	315.7	(202.8)	867.4
Interest income (expense), net	(107.7)	312.8	(390.1)	—	(185.0)
Other income (expense), net	30.1	(39.9)	(80.5)	—	(90.3)
Income (loss) from continuing operations before income taxes	217.2	732.6	(154.9)	(202.8)	592.1
Income tax benefit (expense)	225.8	(345.8)	(34.5)	—	(154.5)
Net income (loss) from continuing operations	443.0	386.8	(189.4)	(202.8)	437.6
Income (loss) from discontinued operations, net of tax	—	—	1.5	—	1.5
Net income (loss) including noncontrolling interests	443.0	386.8	(187.9)	(202.8)	439.1
Net (income) loss attributable to noncontrolling interests	—	—	3.9	—	3.9
Net income (loss) attributable to MCBC	$443.0	$386.8	$(184.0)	$(202.8)	$443.0
Comprehensive income (loss) attributable to MCBC	$598.3	$529.8	$(167.7)	$(362.1)	$598.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2014
(IN MILLIONS)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$40.9	$470.7	$113.0	$—	$624.6
Accounts receivable, net	2.3	391.0	134.4	—	527.7
Other receivables, net	17.4	50.3	26.3	—	94.0
Total inventories	—	170.1	32.1	—	202.2
Other current assets, net	7.0	55.4	40.8	—	103.2
Deferred tax assets	2.2	—	31.6	(6.6)	27.2
Intercompany accounts receivable	—	3,313.0	251.8	(3,564.8)	—
Total current assets	69.8	4,450.5	630.0	(3,571.4)	1,578.9
Properties, net	26.9	1,161.4	609.7	—	1,798.0
Goodwill	—	1,085.2	1,106.4	—	2,191.6
Other intangibles, net	—	3,883.9	1,871.9	—	5,755.8
Investment in MillerCoors	—	2,388.6	—	—	2,388.6
Net investment in and advances to subsidiaries	12,582.8	3,618.6	5,998.2	(22,199.6)	—
Deferred tax assets	21.3	23.4	1.2	12.3	58.2
Other assets, net	31.1	144.7	49.4	—	225.2
Total assets	$12,731.9	$16,756.3	$10,266.8	$(25,758.7)	$13,996.3
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$61.9	$903.3	$339.8	$—	$1,305.0
Deferred tax liabilities	—	171.4	—	(6.6)	164.8
Current portion of long-term debt and short-term borrowings	—	774.3	75.1	—	849.4
Discontinued operations	—	—	6.1	—	6.1
Intercompany accounts payable	2,881.1	312.8	370.9	(3,564.8)	—
Total current liabilities	2,943.0	2,161.8	791.9	(3,571.4)	2,325.3
Long-term debt	1,907.3	429.8	—	—	2,337.1
Pension and postretirement benefits	2.9	534.0	6.0	—	542.9
Deferred tax liabilities	—	—	772.0	12.3	784.3
Other liabilities	16.6	45.8	42.7	—	105.1
Discontinued operations	—	—	15.5	—	15.5
Intercompany notes payable	—	1,211.9	5,669.5	(6,881.4)	—
Total liabilities	4,869.8	4,383.3	7,297.6	(10,440.5)	6,110.2
MCBC stockholders' equity	7,863.3	18,041.3	4,158.3	(22,199.6)	7,863.3
Intercompany notes receivable	(1.2)	(5,668.3)	(1,211.9)	6,881.4	—
Total stockholders' equity	7,862.1	12,373.0	2,946.4	(15,318.2)	7,863.3
Noncontrolling interests	—	—	22.8	—	22.8
Total equity	7,862.1	12,373.0	2,969.2	(15,318.2)	7,886.1
Total liabilities and equity	$12,731.9	$16,756.3	$10,266.8	$(25,758.7)	$13,996.3

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2014
(IN MILLIONS)

	Parent Guarantor and 2013 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$572.0	$891.0	$314.3	$(504.7)	$1,272.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(11.9)	(131.7)	(115.9)	—	(259.5)
Proceeds from sales of properties and other assets	—	5.6	3.2		8.8
Investment in MillerCoors	—	(1,388.1)	—		(1,388.1)
Return of capital from MillerCoors	—	1,382.5	—		1,382.5
Return of capital from an unconsolidated affiliate	—	9.9	5.9	—	15.8
Loan repayments	—	10.3	0.7		11.0
Loan advances	—	(8.9)	(1.0)		(9.9)
Net intercompany investing activity	(37.4)	218.8	182.3	(363.7)	—
Net cash provided by (used in) investing activities	(49.3)	98.4	75.2	(363.7)	(239.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	44.4	—	—	—	44.4
Excess tax benefits from share-based compensation	8.2	—	—	—	8.2
Dividends paid	(242.5)	(465.5)	(70.3)	504.7	(273.6)
Dividends paid to noncontrolling interest holders	—	—	(4.1)	—	(4.1)
Payments for purchase of noncontrolling interest	—	—	(0.4)	—	(0.4)
Debt issuance costs	(1.8)	—	(0.1)	—	(1.9)
Payments on long-term debt and capital lease obligations	(1.1)	(61.7)	(0.2)	—	(63.0)
Proceeds from short-term borrowings	—	—	4.8	—	4.8
Payments on short-term borrowings	—	—	(11.4)	—	(11.4)
Net proceeds from (payments on) revolving credit facilities and commercial paper	(379.6)	—	(134.3)	—	(513.9)
Payments on settlement of derivative instruments	—	(65.2)	—	—	(65.2)
Change in overdraft balances and other	—	—	74.1	—	74.1
Net intercompany financing activity	—	(143.2)	(220.5)	363.7	—
Net cash provided by (used in) financing activities	(572.4)	(735.6)	(362.4)	868.4	(802.0)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(49.7)	253.8	27.1	—	231.2
Effect of foreign exchange rate changes on cash and cash equivalents	—	(31.8)	(17.1)	—	(48.9)
Balance at beginning of year	90.6	248.7	103.0	—	442.3
Balance at end of period	$40.9	$470.7	$113.0	$—	$624.6

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 29, 2012
(IN MILLIONS)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$757.6	$1,241.6	$(380.1)	$(635.4)	$983.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(6.7)	(162.8)	(52.8)	—	(222.3)
Proceeds from sales of properties and other assets	—	7.9	7.8	—	15.7
Acquisition of businesses, net of cash acquired	—	—	(2,258.3)	—	(2,258.3)
Investment in MillerCoors	—	(1,008.8)	—	—	(1,008.8)
Return of capital from MillerCoors	—	942.4	—	—	942.4
Payment on discontinued operations	—	—	(6.8)	—	(6.8)
Loan repayments	—	22.9	—	—	22.9
Loan advances	—	(9.3)	—	—	(9.3)
Proceeds from settlement of derivative instruments	—	(110.6)	—	—	(110.6)
Net intercompany investing activity	(2,853.9)	(2,621.5)	—	5,475.4	—
Net cash provided by (used in) investing activities	(2,860.6)	(2,939.8)	(2,310.1)	5,475.4	(2,635.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	34.1	—	—	—	34.1
Excess tax benefits from share-based compensation	4.9	—	—	—	4.9
Dividends paid	(203.5)	(628.6)	(35.5)	635.4	(232.2)
Dividends paid to noncontrolling interest holders	—	—	(5.0)	—	(5.0)
Payments for purchase of noncontrolling interest	—	—	(27.9)	—	(27.9)
Debt issuance costs	(39.2)	—	(1.1)	—	(40.3)
Proceeds from issuance of long-term debt	2,045.4	—	150.0	—	2,195.4
Payments on long term-debt and capital lease obligations	(150.0)	(44.8)	(31.9)	—	(226.7)
Payments on debt assumed in Acquisition	—	—	(424.3)	—	(424.3)
Proceeds from short-term borrowings	—	—	16.0	—	16.0
Payments on short-term borrowings	—	—	(17.2)	—	(17.2)
Payments on settlement of derivative instruments	—	(8.2)	—	—	(8.2)
Net proceeds from (payments on) revolving credit facilities and commercial paper	—	—	7.8	—	7.8
Change in overdraft balances and other	—	—	(105.0)	—	(105.0)
Net intercompany financing activity	—	2,193.1	3,282.3	(5,475.4)	—
Net cash provided by (used in) financing activities	1,691.7	1,511.5	2,808.2	(4,840.0)	1,171.4
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(411.3)	(186.7)	118.0	—	(480.0)
Effect of foreign exchange rate changes on cash and cash equivalents	—	13.5	11.6	—	25.1
Balance at beginning of year	601.1	422.5	55.3	—	1,078.9
Balance at end of period	$189.8	$249.3	$184.9	$—	$624.0

21. Quarterly Financial Information (Unaudited)
The following summarizes selected quarterly financial information for 2014 and 2013.

2014	First	Second	Third	Fourth	Full Year
	(In millions, except per share data)
Sales	$1,178.3	$1,685.9	$1,650.0	$1,413.3	$5,927.5
Excise taxes	(362.3)	(497.4)	(482.0)	(439.5)	(1,781.2)
Net sales	816.0	1,188.5	1,168.0	973.8	4,146.3
Cost of goods sold	(523.2)	(683.3)	(666.6)	(620.2)	(2,493.3)
Gross profit	$292.8	$505.2	$501.4	$353.6	$1,653.0
Amounts attributable to Molson Coors Brewing Company:
Net income (loss) from continuing operations	$165.3	$290.7	$(35.7)	$93.2	$513.5
Income (loss) from discontinued operations, net of tax	(1.9)	0.2	1.3	0.9	0.5
Net income (loss) attributable to Molson Coors Brewing Company	$163.4	$290.9	$(34.4)	$94.1	$514.0
Basic net income (loss) attributable to Molson Coors Brewing Company per share(1):
From continuing operations	$0.90	$1.57	$(0.20)	$0.50	$2.78
From discontinued operations	(0.01)	—	0.01	—	—
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$0.89	$1.57	$(0.19)	$0.50	$2.78
Diluted net income (loss) attributable to Molson Coors Brewing Company per share(1):
From continuing operations	$0.89	$1.56	$(0.20)	$0.50	$2.76
From discontinued operations	(0.01)	—	0.01	—	—
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$0.88	$1.56	$(0.19)	$0.50	$2.76

2013	First	Second	Third	Fourth	Full Year
	(In millions, except per share data)
Sales	$1,184.8	$1,659.7	$1,665.4	$1,489.7	$5,999.6
Excise taxes	(356.3)	(481.7)	(494.2)	(461.3)	(1,793.5)
Net sales	828.5	1,178.0	1,171.2	1,028.4	4,206.1
Cost of goods sold	(547.1)	(684.1)	(670.0)	(644.4)	(2,545.6)
Gross profit	$281.4	$493.9	$501.2	$384.0	$1,660.5
Amounts attributable to Molson Coors Brewing Company(2):
Net income (loss) from continuing operations	$29.4	$265.6	$133.4	$136.9	$565.3
Income (loss) from discontinued operations, net of tax	(0.9)	1.7	0.9	0.3	2.0
Net income (loss) attributable to Molson Coors Brewing Company	$28.5	$267.3	$134.3	$137.2	$567.3
Basic net income (loss) attributable to Molson Coors Brewing Company per share(1)(2):
From continuing operations	$0.16	$1.45	$0.73	$0.74	$3.09
From discontinued operations	—	0.01	0.01	—	0.01
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$0.16	$1.46	$0.74	$0.74	$3.10
Diluted net income (loss) attributable to Molson Coors Brewing Company per share(1)(2):
From continuing operations	$0.16	$1.44	$0.72	$0.74	$3.07
From discontinued operations	—	0.01	0.01	—	0.01
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$0.16	$1.45	$0.73	$0.74	$3.08

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

(2)
In previous years, including interim periods within 2013, we recognized advertising costs in expense over the interim periods within a fiscal year based on the proportion of net sales volumes for the interim period in relation to the estimated annual net sales volumes under U.S. GAAP, which permits the allocation of costs across interim periods within a fiscal year when future periods benefit from the expenditure. Advertising expenses were not deferred from one fiscal year to the next. During the first quarter of 2014, we changed our method of accounting for advertising expense for interim periods such that advertising expense is recognized as incurred, effective at the beginning of the first quarter. We adopted this change as a result of management’s belief that the new method is preferable and results in a more objective measure of quarterly expense that will better support planning and resource allocation decisions by management, results in improved financial statements for investor analysis, and further aligns our treatment with that of our U.S. operations within MillerCoors. The new policy of expensing advertising costs as incurred additionally eliminates the uncertainty in estimating overall expected net sales volumes, advertising expenses, and the benefit period of the advertising on an interim basis, and conforms the Company’s interim accounting policy with that used to prepare the annual financial statements. The change will be applied retrospectively to all prior interim periods, and advertising expense for such interim periods have been recast beginning with our first quarter 2014 interim reporting period.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
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
Our Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework and criteria established in Internal Control—Integrated Framework (the "2013 Framework"), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in the report which appears in Part II—Item 8 Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Additional information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our definitive proxy statement for our 2015 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2014.
ITEM 11.    EXECUTIVE COMPENSATION
Incorporated by reference to our definitive proxy statement for our 2015 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2014.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to our definitive proxy statement for our 2015 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2014.
Equity Compensation Plan Information
The following table summarizes information about the 1990 Adolph Coors Equity Incentive Plan, the Equity Compensation Plan for Non-Employee Directors and the Molson Coors Brewing Company Incentive Compensation Plan (collectively the "Plans") as of December 31, 2014. All outstanding awards shown in the table below relate to our Class B common stock.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders(1)	3,408,963	$45.33	7,389,129
Equity compensation plans not approved by security holders	—	N/A	—
Total	3,408,963	$45.33	7,389,129

(1)
Under the Plans, we may issue restricted stock units ("RSUs"), deferred stock units ("DSUs"), performance units ("PUs"), performance share units ("PSUs"), stock options and stock-only stock appreciation rights ("SOSARs"). Amount in column A includes 816,225 RSUs and DSUs, 30,440 PUs (as if converted to shares as of December 31, 2014), 349,970 PSUs (assuming the target award is met) and 2,212,328 options, respectively, outstanding as of December 31, 2014. See Part II—Item 8 Financial Statements and Supplementary Data, Note 14, "Share-Based

Payments" of the Notes to the Consolidated Financial Statements for further discussion. Outstanding RSUs, DSUs, PUs and PSUs do not have exercise prices and therefore have been disregarded for purposes of calculating the weighted-average exercise price.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to our definitive proxy statement for our 2015 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2014.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to our definitive proxy statement for our 2015 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2014.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits
The following are filed as a part of this Annual Report on Form 10-K

(1)	Management's Report
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the three years ended December 31, 2014, December 31, 2013, and December 29, 2012
Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2014, December 31, 2013, and December 29, 2012
Consolidated Balance Sheets at December 31, 2014, and December 31, 2013
Consolidated Statements of Cash Flows for the three years ended December 31, 2014, December 31, 2013, and December 29, 2012
Consolidated Statements of Stockholders' Equity and Noncontrolling Interests for the three years ended December 31, 2014, December 31, 2013, and December 29, 2012
Notes to Consolidated Financial Statements

(2)	Schedule II—Valuation and Qualifying Accounts for the three years ended December 31, 2014, December 31, 2013, and December 29, 2012

(3)	Exhibit list

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
2.1	Agreement, dated as of April 3, 2012, by and among Molson Coors Brewing Company, Molson Coors Holdco - 2 Inc. and Starbev L.P.	8-K	2.1	April 3, 2012
2.2	Amendment and Novation Agreement, dated as of June 14, 2012, by and between Molson Coors Holdco 2 LLC, Molson Coors Netherlands B.V., Molson Coors Brewing Company, Starbev L.P. and the other individuals thereto.	8-K	10.4	June 18, 2012
2.3	Management Warranty Deed, dated as of April 3, 2012, by and among the management warrantors named therein, Starbev L.P. and Molson Coors Holdco - 2 Inc.	8-K	2.2	April 3, 2012
3.1.1	Restated Certificate of Incorporation of Molson Coors Brewing Company.	Schedule 14A	Annex G	December 9, 2004
3.1.2	Amendment No.1 to Restated Certificate of Incorporation of Molson Coors Brewing Company.	10-Q	3.1	August 6, 2013
3.2	Third Amended and Restated Bylaws of Molson Coors Brewing Company.	10-Q	3.1	August 4, 2009
4.1.1	Indenture, dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and TD Banknorth, National Association and the Canada Trust Company as co-trustees.	S-4	4.1	October 19, 2005

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
4.1.2	Third Supplemental Indenture, dated as of April 10, 2007, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and The Canada Trust Company as trustee.	10-Q	4.2	August 7, 2007
4.1.3	Seventh Supplemental Indenture, dated as of June 30, 2008, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, Bank of New York Trust Company, as trustee, and Computershare Trust Company of Canada, as Canadian trustee.	10-Q	4.6	August 6, 2008
4.1.4	Eighth Supplemental Indenture, dated as of December 25, 2010, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, and Computershare Trust Company of Canada, as Canadian trustee.	10-K	4.3.9	February 27, 2012
4.1.5	Ninth Supplemental Indenture, dated as of March 8, 2011, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, and Computershare Trust Company of Canada, as Canadian trustee.	10-K	4.3.10	February 27, 2012
4.1.6	Tenth Supplemental Indenture, dated as of November 11, 2011, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, and Computershare Trust Company of Canada, as Canadian trustee.	10-K	4.3.11	February 27, 2012
4.1.7
Eleventh Supplemental Indenture, dated as of May 3, 2012, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, and Computershare Trust Company of Canada, as Canadian trustee.
					X
4.1.8	Twelfth Supplemental Indenture, dated as of June 15, 2012, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, and Computershare Trust Company of Canada, as Canadian trustee.	10-Q	4.5	August 8, 2012
4.2.1	Indenture, dated as of October 6, 2010, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	10.38.1	February 22, 2011
4.2.2	First Supplemental Indenture, dated as of October 6, 2010, to the Indenture dated October 6, 2012, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	10.38.2	February 22, 2011
4.2.3	Second Supplemental Indenture, dated as of December 25, 2010, to the Indenture dated October 6, 2010, among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.1.1	August 3, 2011
4.2.4	Third Supplemental Indenture, dated as of March 8, 2011, to the Indenture dated October 6, 2010, among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.1.2	August 3, 2011
4.2.5	Fourth Supplemental Indenture, dated as of November 11, 2011, to the Indenture dated October 6, 2010, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	4.7.5	February 27, 2012

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
4.2.6		Sixth Supplemental Indenture, dated as of June 15, 2012, to the Indenture dated October 6, 2010, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.7	August 8, 2012
4.3.1		Indenture, dated as of May 3, 2012, by and among the Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.1	May 3, 2012
4.3.2		First Supplemental Indenture, dated as of May 3, 2012, to the Indenture dated May 3, 2012, by and among the Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.2	May 3, 2012
4.3.3		Second Supplemental Indenture, dated as of June 15, 2012, to the Indenture dated May 3, 2012, by and among the Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.8	August 8, 2012
4.4		Registration Rights Agreement, dated as of February 9, 2005, among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969.	8-K	99.2	February 15, 2005
4.5		Registration Rights Agreement, dated as of June 15, 2012, among Molson Coors Brewing Company, Molson Coors Holdco Inc. and Starbev L.P.	8-K	10.2	June 18, 2012
4.6		CAD 900,000,000 in aggregate principal amount of 5.00% Notes due 2015.	10-Q	4.5	November 4, 2005
4.7		€500,000,000 Zero-Coupon Senior Unsecured Convertible Bond due 2013.	8-K	10.1	June 18, 2012
10.1	*	Adolph Coors Company 1990 Equity Incentive Plan effective August 14, 2003, As Corrected and Conformed June 30, 2004.	10-Q	10.1	August 6, 2004
10.2	*	Adolph Coors Company Equity Compensation Plan for Non-Employee Directors, Amended and Restated effective November 13, 2003, As Corrected and Conformed June 30, 2004.	10-Q	10.3	August 6, 2004
10.3	*	Adolph Coors Company Deferred Compensation Plan, as Amended and Restated effective January 1, 2002, as Corrected and Conformed June 30, 2004.	10-Q	10.2	August 6, 2004
10.4	*	2009 Long-Term Incentive Performance Unit Plan (under the Molson Coors Brewing Company Incentive Compensation Plan).	10-K	10.6	February 19, 2010
10.5	*	Molson Inc. 1988 Canadian Stock Option Plan, as revised.	S-8	4.3	February 8, 2005
10.6	*	Amended and Restated Directors' Stock Plan effective May 31, 2012.	10-Q	10.7	August 8, 2012
10.7.1	*	Molson Coors Brewing Company Incentive Compensation Plan - Amended and Restated effective June 2, 2010.	Schedule 14A	Appendix B	April 20, 2010
10.7.2	*	Amendment No. 1 to Molson Coors Brewing Company Incentive Compensation Plan.	8-K	10.1	June 4, 2012
10.7.3	*	Form of Performance Share Grant Agreement granted pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.4	August 4, 2006
10.7.4	*	Form of Restricted Stock Unit Agreement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.5	August 4, 2006
10.7.5	*	Form of Employee RSU Award Statement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.3	November 7, 2008

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.7.6	*	Form of Performance Share Plan Award Statement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.4	November 7, 2008
10.7.7	*	Form of Director RSU Award Statement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.6	November 7, 2008
10.7.8	*	Form of Stock Option pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.				X
10.8	*	Form of Executive Continuity and Protection Program Letter Agreement.	10-Q	10.7	May 11, 2005
10.9	*	Molson Coors Brewing Company Amended and Restated Change in Control Protection Program effective January 1, 2008.	10-Q	10.8	August 8, 2012
10.10.1	*	Employment Agreement between Molson Coors Brewing Company and Peter Swinburn dated April 22, 2008.	10-Q	10.1	May 7, 2008
10.10.2	*	Employment Agreement by and among Molson Coors Brewing Company and Peter Swinburn effective July 1, 2008.	10-Q	10.1	November 7, 2008
10.11	*	Offer Letter to Stewart Glendinning regarding assignment as President and Chief Executive Officer of Molson Coors Canada	10-K	10.23	February 14, 2014
10.12.1	*	Employment Agreement between Molson Coors Brewing Company and Peter H. Coors dated January 1, 2009.	10-Q	10.2	May 6, 2009
10.12.2	*	First Amendment to Employment Agreement of Peter H. Coors	10-K	10.24.2	February 14, 2014
10.13	*	Letter Agreement between Coors Brewing Company, Molson Coors Brewing Company and Peter H. Coors amending (1) the Amended Salary Continuation Agreement between Coors Brewing Company and Peter H. Coors dated July 1, 1991 (as subsequently amended), and (2) the Molson Coors Brewing Excess Benefit Plan, as restated effective June 30, 2008 (as subsequently amended), effective January 1, 2009.	10-Q	10.1	May 6, 2009
10.14	*	Employment Agreement between Molson Coors Brewing Company and Gavin Hattersley dated May 10, 2012.	10-Q	10.13	August 8, 2012
10.15		Credit Agreement, dated as of June 18, 2014, by and among Molson Coors Brewing Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc. and Molson Coors International LP, the Lenders party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and an Issuing Bank, Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent, and Bank of America, N.A., as an Issuing Bank.	10-Q	10.2	August 16, 2014
10.16
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
			10-Q	10.3	August 16, 2014

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
10.17.1	EUR 150,000,000 Unsecured Uncommitted Revolving Facilities Agreement, dated as of September 10, 2012, by and among StarBev Netherlands B.V. and Molson Coors Netherlands B.V., as borrowers; Molson Coors Brewing Company, as guarantor; Unicredit Bank Czech Republic, A.S. and ING Bank N.V., Prague Branch, as mandated lead arrangers; the original lenders thereto; UniCredit Bank AG, London Branch, as agent; and ING Bank N.V., Prague Branch, as issuing bank.	8-K	10.1	September 12, 2012
10.17.2	Facility Amendment Letter, dated as of March 22, 2013, to the Unsecured Uncommitted Revolving Facilities Agreement by and among Starbev Netherlands B.V. and Molson Coors Netherlands B.V. as borrowers, Molson Coors Brewing Company, as guarantor, Unicredit Bank Czech Republic, A.S. and ING Bank N.V., Prague Branch as mandated lead arrangers, the original lenders party thereto, Unicredit Bank AG, London Branch, as agent and ING Bank N.V., Prague Branch, as issuing bank.	10-Q	10.1	May 7, 2013
10.17.3	Amendment and Restatement Agreement (to the EUR 150,000,000 Unsecured Uncommitted Revolving Facilities Agreement), dated as of September 9, 2013, by and among StarBev Netherlands BV and Molson Coors Netherlands BV as borrowers, Unicredit Bank Czech Republic, A.S. and Citibank Europe PLC, Organizacni Slozka, as mandated lead arrangers, and Unicredit Bank AG, London Branch, as Agent.	8-K	10.1	September 9, 2013
10.17.4
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
		10-Q	10.1A	November 6, 2014
10.17.5
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
		10-Q	10.1B	November 6, 2014

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.17.6
Amending Letter, dated October 20, 2014, to the Second Amendment and Second Amendment and Restatement Agreement in respect of the Unsecured Uncommitted Revolving Facilities Agreement, originally dated September 10, 2012 by and among by and among Starbev Netherlands BV and Molson Coors Netherlands BV, as existing borrowers; Molson Coors Lux 2 and Molson Coors European Finance Company, as new borrowers, Molson Coors Brewing Company, as guarantor; UniCredit Bank Czech Republic and Slovakia, A.S. and Citibank Europe PLC, organizaèní složka, as mandated lead arrangers; the original lenders thereto; UniCredit Bank AG, London Branch, as agent, dated September 9, 2014.
						X
10.20.1		Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a warrant transaction entered into between Citibank, N.A. and Molson Coors Brewing Company.	10-Q	10.3	August 7, 2007
10.20.2		Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a warrant transaction entered into between Citibank, N.A., as its agent, and Molson Coors Brewing Company.	10-Q	10.9	August 7, 2007
10.21.1		Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a warrant transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.	10-Q	10.5	August 7, 2007
10.21.2		Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to warrant transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.	10-Q	10.1	August 7, 2007
10.22.1		Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a warrant transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.	10-Q	10.7	August 7, 2007
10.22.2		Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a warrant transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.	10-Q	10.1	August 7, 2007
10.23.1	***	Joint Venture Agreement, dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC.	8-K	10.1	December 21, 2007
10.23.2		Amendment No. 1 to Joint Venture Agreement dated as of April 4, 2008, to the Joint Venture Agreement dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC.	10-Q	10.1	August 6, 2008
10.23.3	***	Amendment No. 2 to Joint Venture Agreement dated as of April 4, 2008, to the Joint Venture Agreement dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC.	10-Q	10.2	August 6, 2008
10.23.4	***	Amendment No. 3 to Joint Venture Agreement dated as of July 1, 2008, to the Joint Venture Agreement dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC.	10-Q	10.3	August 6, 2008

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.24	***	Amended and Restated Operating Agreement of MillerCoors LLC, dated as of July 1, 2008.	8-K	10.1	July 2, 2008
10.25		Form of Commercial Paper Dealer Agreement	8-K	10.1	March 20, 2013
10.26	*	Employment Agreement between Molson Coors Brewing Company and Mark R. Hunter, dated as of November 13, 2014.	8-K	10.1	November 17, 2014
10.27		Variation Agreement dated November 12, 2013 by and among Molson Coors Brewing Company and Grupo Modelo SAB de C.V. and certain of their respective affiliates.	10-K	10.44	February 14, 2014
18		Preferability letter from PwC				X
21		Subsidiaries of the Registrant.				X
23.1		Consent of Independent Registered Public Accounting Firm.				X
23.2		Consent of Independent Registered Public Accounting Firm.				X
31.1		Section 302 Certification of Chief Executive Officer.				X
31.2		Section 302 Certification of Chief Financial Officer.				X
32		Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).				X
99		Audited Consolidated Financial Statements of MillerCoors LLC and Subsidiaries				X
101.INS	**	XBRL Instance Document				X
101.SCH	**	XBRL Taxonomy Extension Schema Document				X
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document				X
* Represents a management contract or compensatory plan or arrangement.
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2014, December 31, 2013, and December 29, 2012, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, December 31, 2013, and December 29, 2012, (iii) the Consolidated Balance Sheets at December 31, 2014, and December 31, 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013, and December 29, 2012, (v) the Consolidated Statements of Stockholders' Equity and Noncontrolling Interests for the years ended December 31, 2014, December 31, 2013, and December 29, 2012, (vi) the Notes to Consolidated Financial Statements, and (vii) document and entity information.

*** Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We hereby undertake to supplementally provide copies of any omitted schedules to the Securities and Exchange Commission upon request.

(b)	Exhibits
The exhibits at Item 15(a)(3) above are filed pursuant to the requirements of Item 601 of Regulation S-K.

(c)	Other Financial Statement Schedules

SCHEDULE II
MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Foreign exchange impact	Balance at end of year
Allowance for doubtful accounts—trade accounts receivable
Year ended:
December 31, 2014	$13.6	$3.3	$(4.1)	$(1.3)	$11.5
December 31, 2013	$13.4	$7.6	$(7.5)	$0.1	$13.6
December 29, 2012	$10.3	$10.3	$(7.6)	$0.4	$13.4
Allowance for doubtful accounts—current trade loans
Year ended:
December 31, 2014	$1.1	$0.6	$(0.9)	$—	$0.8
December 31, 2013	$1.6	$0.6	$(1.1)	$—	$1.1
December 29, 2012	$1.8	$0.9	$(1.1)	$—	$1.6
Allowance for doubtful accounts—long-term trade loans
Year ended:
December 31, 2014	$2.8	$1.1	$(2.2)	$(0.1)	$1.6
December 31, 2013	$4.0	$1.4	$(2.6)	$—	$2.8
December 29, 2012	$4.4	$2.2	$(2.8)	$0.2	$4.0
Allowance for obsolete supplies and inventory
Year ended:
December 31, 2014	$6.8	$6.5	$(4.7)	$(0.6)	$8.0
December 31, 2013	$7.2	$9.3	$(9.8)	$0.1	$6.8
December 29, 2012	$5.9	$7.0	$(6.0)	$0.3	$7.2
Deferred tax valuation account(2)
Year ended:
December 31, 2014	$107.0	$22.7	$(15.6)	$(8.7)	$105.4
December 31, 2013	$166.7	$31.8	$(91.2)	$(0.3)	$107.0
December 29, 2012	$39.2	$138.4	$(12.0)	$1.1	$166.7

(1)
Amounts related to write-offs of uncollectible accounts, claims or obsolete inventories and supplies. Amounts related to the deferred tax asset valuation allowance are primarily due to the utilization of capital loss and operating loss carryforwards and re-evaluations of deferred tax assets.

(2)
We have revised our reported 2013 and 2012 amounts to reflect the inclusion of tax loss carryforwards that have a corresponding valuation allowance in China. See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Income Tax" of the Notes to the Consolidated Financial Statements for additional information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MOLSON COORS BREWING COMPANY

By	/s/ MARK R. HUNTER	President and Chief Executive Officer (Principal Executive Officer)
Mark R. Hunter
February 12, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ MARK R. HUNTER	President and Chief Executive Officer (Principal Executive Officer)
Mark R. Hunter
By	/s/ GAVIN D. HATTERSLEY	Chief Financial Officer (Principal Financial Officer)
Gavin D. Hattersley
By	/s/ BRIAN C. TABOLT	Global Controller (Chief Accounting Officer)
Brian C. Tabolt
By	/s/ PETER H. COORS	Chairman
Peter H. Coors
By	/s/ ANDREW T. MOLSON	Vice Chairman
Andrew T. Molson
By	/s/ BRIAN D. GOLDNER	Director
Brian D. Goldner
By	/s/ LOUIS VACHON	Director
Louis Vachon
By	/s/ ROGER G. EATON	Director
Roger G. Eaton
By	/s/ CHARLES M. HERINGTON	Director
Charles M. Herington
By	/s/ FRANKLIN W. HOBBS	Director
Franklin W. Hobbs
By	/s/ GEOFFREY E. MOLSON	Director
Geoffrey E. Molson
By	/s/ IAIN J. G. NAPIER	Director
Iain J. G. Napier
By	/s/ CHRISTIEN COORS FICELI	Director
Christien Coors Ficeli
By	/s/ DOUGLAS D. TOUGH	Director
Douglas D. Tough
By	/s/ H. SANFORD RILEY	Director
H. Sanford Riley

February 12, 2015