Form 10-Q
period 2015-03-31
MOLSON COORS BREWING CO
filed 2015-05-07
CIK 24545

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 1, 2015:
Class A Common Stock— 2,559,794 shares
Class B Common Stock—162,818,993 shares
Exchangeable shares:
As of May 1, 2015, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares—2,894,040 shares
Class B Exchangeable shares—17,367,524 shares
The Class A exchangeable shares and Class B exchangeable shares are shares of the share capital in Molson Coors Canada Inc., a wholly-owned subsidiary of the registrant. They are publicly traded on the Toronto Stock Exchange under the symbols TPX.A and TPX.B, respectively. These shares are intended to provide substantially the same economic and voting rights as the corresponding class of Molson Coors common stock in which they may be exchanged. In addition to the registered Class A common stock and the Class B common stock, the registrant has also issued and outstanding one share each of a Special Class A voting stock and Special Class B voting stock. The Special Class A voting stock and the Special Class B voting stock provide the mechanism for holders of Class A exchangeable shares and Class B exchangeable shares to be provided instructions to vote with the holders of the Class A common stock and the Class B common stock, respectively. The holders of the Special Class A voting stock and Special Class B voting stock are entitled to one vote for each outstanding Class A exchangeable share and Class B exchangeable share, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The Special Class A voting stock and Special Class B voting stock are subject to a voting trust arrangement. The trustee which holds the Special Class A voting stock and the Special Class B voting stock is required to cast a number of votes equal to the number of then-outstanding Class A exchangeable shares and Class B exchangeable shares, respectively, but will only cast a number of votes equal to the number of Class A exchangeable shares and Class B exchangeable shares as to which it has received voting instructions from the owners of record of those Class A exchangeable shares and Class B exchangeable shares, other than the registrant or its subsidiaries, respectively, on the record date, and will cast the votes in accordance with such instructions so received.

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under the heading "Outlook for 2015" therein, relating to overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, anticipated results, anticipated synergies, expectations for funding future capital expenditures and operations, debt service capabilities, shipment levels and profitability, market share and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies," and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to those described under the heading "Risk Factors," elsewhere throughout this report, and those described from time to time in our past and future reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2014. Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31, 2015	March 31, 2014
Sales	$1,003.2	$1,178.3
Excise taxes	(303.2)	(362.3)
Net sales	700.0	816.0
Cost of goods sold	(454.8)	(523.2)
Gross profit	245.2	292.8
Marketing, general and administrative expenses	(240.6)	(263.9)
Special items, net	(8.6)	52.5
Equity income in MillerCoors	129.3	122.8
Operating income (loss)	125.3	204.2
Interest income (expense), net	(29.2)	(35.4)
Other income (expense), net	(2.6)	0.8
Income (loss) from continuing operations before income taxes	93.5	169.6
Income tax benefit (expense)	(12.8)	(4.8)
Net income (loss) from continuing operations	80.7	164.8
Income (loss) from discontinued operations, net of tax	1.9	(1.9)
Net income (loss) including noncontrolling interests	82.6	162.9
Net (income) loss attributable to noncontrolling interests	(1.5)	0.5
Net income (loss) attributable to Molson Coors Brewing Company	$81.1	$163.4
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.43	$0.90
From discontinued operations	0.01	(0.01)
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$0.44	$0.89
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.42	$0.89
From discontinued operations	0.01	(0.01)
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$0.43	$0.88
Weighted-average shares—basic	185.8	184.3
Weighted-average shares—diluted	186.9	185.5
Amounts attributable to Molson Coors Brewing Company
Net income (loss) from continuing operations	$79.2	$165.3
Income (loss) from discontinued operations, net of tax	1.9	(1.9)
Net income (loss) attributable to Molson Coors Brewing Company	$81.1	$163.4
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net income (loss) including noncontrolling interests	$82.6	$162.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(664.3)	(182.0)
Unrealized gain (loss) on derivative instruments	18.9	14.5
Reclassification of derivative (gain) loss to income	(1.4)	(3.2)
Pension and other postretirement benefit adjustments	(1.8)	—
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	9.0	7.6
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	2.2	1.6
Total other comprehensive income (loss), net of tax	(637.4)	(161.5)
Comprehensive income (loss)	(554.8)	1.4
Comprehensive (income) loss attributable to noncontrolling interests	(1.5)	0.5
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$(556.3)	$1.9
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT PAR VALUE) (UNAUDITED)

	As of
	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$317.6	$624.6
Accounts receivable, net	459.1	527.7
Other receivables, net	131.2	94.0
Inventories:
Finished	164.8	135.3
In process	20.1	20.7
Raw materials	34.0	34.5
Packaging materials	10.3	11.7
Total inventories	229.2	202.2
Other current assets, net	114.8	103.2
Deferred tax assets	26.2	27.2
Total current assets	1,278.1	1,578.9
Properties, net	1,640.6	1,798.0
Goodwill	2,021.1	2,191.6
Other intangibles, net	5,229.5	5,755.8
Investment in MillerCoors	2,499.1	2,388.6
Deferred tax assets	40.5	58.2
Notes receivable, net	20.6	21.6
Other assets	222.2	203.6
Total assets	$12,951.7	$13,996.3
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$1,124.9	$1,305.0
Deferred tax liabilities	183.0	164.8
Current portion of long-term debt and short-term borrowings	941.2	849.4
Discontinued operations	5.0	6.1
Total current liabilities	2,254.1	2,325.3
Long-term debt	2,310.1	2,337.1
Pension and postretirement benefits	273.9	542.9
Deferred tax liabilities	717.4	784.3
Unrecognized tax benefits	24.4	25.4
Other liabilities	73.9	79.7
Discontinued operations	12.8	15.5
Total liabilities	5,666.6	6,110.2
Commitments and contingencies (Note 15)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value per share (authorized: 500.0 shares; issued: 170.7 shares and 169.9 shares, respectively)	1.7	1.7
Class A exchangeable shares, no par value (issued and outstanding: 2.9 shares and 2.9 shares, respectively)	108.4	108.5
Class B exchangeable shares, no par value (issued and outstanding: 17.5 shares and 17.6 shares, respectively)	659.7	661.5
Paid-in capital	3,903.7	3,871.2
Retained earnings	4,444.8	4,439.9
Accumulated other comprehensive income (loss)	(1,535.8)	(898.4)
Class B common stock held in treasury at cost (7.5 shares and 7.5 shares, respectively)	(321.4)	(321.1)
Total Molson Coors Brewing Company stockholders' equity	7,261.1	7,863.3
Noncontrolling interests	24.0	22.8
Total equity	7,285.1	7,886.1
Total liabilities and equity	$12,951.7	$13,996.3
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$82.6	$162.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77.5	81.2
Amortization of debt issuance costs and discounts	1.4	1.6
Share-based compensation	3.2	8.3
(Gain) loss on sale or impairment of properties and other assets, net	(0.7)	1.2
Deferred income taxes	(3.8)	0.5
Equity income in MillerCoors	(129.3)	(122.8)
Distributions from MillerCoors	129.3	122.8
Equity in net (income) loss of other unconsolidated affiliates	(1.4)	(4.2)
Distributions from other unconsolidated affiliates	—	11.1
Excess tax benefits from share-based compensation	(6.1)	(2.0)
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	1.4	(1.8)
Change in current assets and liabilities and other	(354.8)	(111.0)
(Gain) loss from discontinued operations	(1.9)	1.9
Net cash provided by (used in) operating activities	(202.6)	149.7
Cash flows from investing activities:
Additions to properties	(73.7)	(65.3)
Proceeds from sales of properties and other assets	3.0	1.7
Acquisition of businesses, net of cash acquired	(6.3)	—
Investment in MillerCoors	(417.9)	(354.9)
Return of capital from MillerCoors	310.4	259.5
Loan repayments	9.2	2.2
Loan advances	(17.9)	(16.7)
Net cash used in investing activities	(193.2)	(173.5)
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	24.8	20.2
Excess tax benefits from share-based compensation	6.1	2.0
Dividends paid	(76.2)	(68.2)
Payments on long-term debt and capital lease obligations	(0.3)	(46.9)
Proceeds from short-term borrowings	16.6	20.9
Payments on short-term borrowings	(7.1)	(12.5)
Payments on settlement of derivative instruments	—	(65.2)
Net proceeds from (payments on) revolving credit facilities and commercial paper	157.8	(41.8)
Change in overdraft balances and other	1.6	111.3
Net cash provided by (used in) financing activities	123.3	(80.2)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(272.5)	(104.0)
Effect of foreign exchange rate changes on cash and cash equivalents	(34.5)	(0.7)
Balance at beginning of year	624.6	442.3
Balance at end of period	$317.6	$337.6
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments and Corporate. Our reporting segments include: Molson Coors Canada ("MCC" or Canada segment), operating in Canada; MillerCoors LLC ("MillerCoors" or U.S. segment), which is accounted for by us under the equity method of accounting, operating in the United States ("U.S."); Molson Coors Europe (Europe segment), operating in Bosnia-Herzegovina, Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, Republic of Ireland, Romania, Serbia, Slovakia and the United Kingdom ("U.K."); and Molson Coors International ("MCI"), operating in various other countries. Unless otherwise indicated, information in this report is presented in U.S. dollars ("USD" or "$") and comparisons are to comparable prior periods.
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
These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 ("Annual Report"), and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements ("Notes") included in our Annual Report. Our accounting policies did not change in the first quarter of 2015.
The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results that may be achieved for the full fiscal year.
2. New Accounting Pronouncements
In May 2014, the FASB issued authoritative guidance related to new accounting requirements for the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. The requirements of the new standard are effective for the annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. In April 2015, a one-year delay in the effective date of the new standard was proposed. Under this proposal, early adoption will be allowed, but not earlier than the original effective date. We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance.
In April 2015, the FASB issued authoritative guidance intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liabilities, consistent with the presentation of debt discounts. This will result in the elimination of debt issuance costs as an asset and will reduce the carrying value of our debt liabilities. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance.
In February 2015, the FASB issued authoritative guidance to improve targeted areas of consolidation accounting by requiring amendments to both the variable interest entity and voting interest models. The new standard modifies the evaluation of whether some legal entities, specifically limited partnerships and similar legal entities, are variable interest entities ("VIEs") or voting interest entities, and eliminates the presumption that a general partner should consolidate a limited partnership. Further, the new standard affects the consolidation analysis for companies of reporting entities in several industries that are involved with VIEs, particularly those with fee arrangements, and also amends the guidance for assessing how related party relationships affect the VIE consolidation analysis. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance.
Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our consolidated financial statements.

3. Segment Reporting
Our reporting segments are based on the key geographic regions in which we operate, which are the basis on which our chief operating decision maker evaluates the performance of the business. Our reporting segments consist of Canada, the U.S., Europe and MCI. Corporate is not a segment and primarily includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. No single customer accounted for more than 10% of our consolidated sales for the three months ended March 31, 2015, or March 31, 2014. Net sales represent sales to third-party external customers. Inter-segment sales revenues and income (loss) from continuing operations before income taxes, other than those to MillerCoors (see Note 4, "Investments" for additional detail), are insignificant and eliminated in consolidation.
The following table presents net sales by segment:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(In millions)
Canada	$313.5	$347.1
Europe	357.9	437.6
MCI	29.1	32.2
Corporate	0.4	0.3
Eliminations(1)	(0.9)	(1.2)
Consolidated	$700.0	$816.0

(1)	Represents inter-segment sales from the Europe segment to the MCI segment.
The following table presents income (loss) from continuing operations before income taxes by segment:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(In millions)
Canada(1)	$30.9	$88.3
U.S.	129.3	122.8
Europe(2)	(4.1)	27.0
MCI	(5.4)	(3.0)
Corporate	(57.2)	(65.5)
Consolidated	$93.5	$169.6

(1)
Results for the three months ended March 31, 2014, include $63.2 million of income related to the termination of our Modelo Molson Imports, L.P. ("MMI") joint venture in Canada. See Note 4, "Investments" for further discussion.

(2)
Results for the three months ended March 31, 2015, include $11.8 million of accelerated depreciation expense related to our decision to close one of our U.K. brewing facilities in the second quarter of 2015. See Note 6, "Special Items" for further discussion. Additionally, results for the three months ended March 31, 2014, include a gain of $13.0 million related to the release of an indirect-tax reserve, inclusive of accrued interest. See Note 15, "Commitments and Contingencies" for further discussion.

The following table presents total assets by segment:

	As of
	March 31, 2015	December 31, 2014
	(In millions)
Canada	$5,025.2	$5,537.2
U.S.	2,499.1	2,388.6
Europe	5,028.7	5,773.3
MCI	68.9	75.2
Corporate	329.8	222.0
Consolidated	$12,951.7	$13,996.3

4. Investments
Our investments include both equity method and consolidated investments. Those entities identified as variable interest entities ("VIEs") have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, consolidate these entities. None of our consolidated VIEs held debt as of March 31, 2015, or December 31, 2014. We have not provided any financial support to any of our VIEs during the quarter that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change, and we continually evaluate circumstances that could require consolidation or deconsolidation. As of March 31, 2015, and December 31, 2014, our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K.") and Grolsch U.K. Ltd. ("Grolsch"). Our unconsolidated VIEs are Brewers' Retail Inc. ("BRI") and Brewers' Distributor Ltd. ("BDL").
Equity Investments
Investment in MillerCoors Summarized Financial Information
Condensed Balance Sheets

	As of
	March 31, 2015	December 31, 2014
	(In millions)
Current assets	$928.8	$795.3
Non-current assets	9,018.9	9,047.4
Total assets	$9,947.7	$9,842.7
Current liabilities	$957.9	$1,061.3
Non-current liabilities	1,526.9	1,578.8
Total liabilities	2,484.8	2,640.1
Noncontrolling interests	23.4	23.5
Owners' equity	7,439.5	7,179.1
Total liabilities and equity	$9,947.7	$9,842.7
The following represents our proportionate share in MillerCoors' equity and reconciliation to our investment in MillerCoors:

	As of
	March 31, 2015	December 31, 2014
	(In millions, except percentages)
MillerCoors owners' equity	$7,439.5	$7,179.1
MCBC economic interest	42%	42%
MCBC proportionate share in MillerCoors' equity	3,124.6	3,015.2
Difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(1)	(660.5)	(661.6)
Accounting policy elections	35.0	35.0
Investment in MillerCoors	$2,499.1	$2,388.6

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

Results of Operations

	Three Months Ended
	March 31, 2015	March 31, 2014
	(In millions)
Net sales	$1,774.6	$1,790.4
Cost of goods sold	(1,076.2)	(1,094.1)
Gross profit	$698.4	$696.3
Operating income	$309.3	$297.5
Net income attributable to MillerCoors	$304.6	$291.2
The following represents our proportionate share in net income attributable to MillerCoors reported under the equity method:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(In millions, except percentages)
Net income attributable to MillerCoors	$304.6	$291.2
MCBC economic interest	42%	42%
MCBC proportionate share of MillerCoors net income	127.9	122.3
Amortization of the difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors	1.1	1.1
Share-based compensation adjustment(1)	0.3	(0.6)
Equity income in MillerCoors	$129.3	$122.8

(1)	The net adjustment is to eliminate all share-based compensation impacts related to pre-existing SABMiller plc equity awards held by former Miller employees employed by MillerCoors.
The following table summarizes our transactions with MillerCoors:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(In millions)
Beer sales to MillerCoors	$2.8	$2.6
Beer purchases from MillerCoors	$9.1	$7.1
Service agreement costs and other charges to MillerCoors	$0.6	$0.4
Service agreement costs and other charges from MillerCoors	$0.4	$0.2
As of March 31, 2015, and December 31, 2014, we had $7.7 million and $8.3 million of net payables due to MillerCoors, respectively.
Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	March 31, 2015		December 31, 2014
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Grolsch	$6.0	$1.9	$6.8	$2.9
Cobra U.K.	$31.3	$0.7	$31.0	$0.8

Termination of MMI Operations
On February 28, 2014, Anheuser-Busch Inbev ("ABI") and MCBC finalized the accelerated termination of MMI, a 50% - 50% joint venture with Grupo Modelo S.A.B. de C.V. ("Modelo"), which provided for the import, distribution, and marketing of the Modelo beer brand portfolio across all Canadian provinces and territories. The joint venture was accounted for under the equity method of accounting.
Following the successful completion of the transition in the first quarter of 2014, we recognized income of $63.2 million (Canadian Dollar ("CAD") 70.0 million) within special items, reflective of the agreed upon payment received from Modelo for the early termination of the joint venture. Additionally in the first quarter of 2014, we recorded a charge of $4.9 million representing the accelerated amortization of the remaining carrying value of our definite-lived intangible asset associated with the agreement. Under the MMI arrangement, during the three months ended March 31, 2014, we recognized equity earnings within cost of goods sold of $0.7 million, and recognized marketing and administrative cost recoveries related to the promotion, sale and distribution of Modelo products under our agency and services agreement with MMI of $1.1 million. These cost recoveries are recorded within marketing, general and administrative expenses.
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
5. Share-Based Payments
During the three months ended March 31, 2015, and March 31, 2014, we recognized share-based compensation expense related to the following Class B common stock awards to certain directors, officers and other eligible employees, pursuant to the MCBC Incentive Compensation Plan ("Incentive Compensation Plan"): restricted stock units ("RSUs"), deferred stock units ("DSUs"), performance units ("PUs"), performance share units ("PSUs") and stock options. The settlement amount of the PSUs is determined based on market and performance metrics, which include our total shareholder return performance relative to the S&P 500 and specified internal performance metrics designed to drive greater shareholder return. PSU compensation expense is based on a fair value assigned to the market metric using a Monte Carlo model, which will remain constant throughout the vesting period of three years, and a performance multiplier, which will vary due to changing estimates of the performance metric condition.
The following table summarizes share-based compensation expense:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(In millions)
Pretax compensation expense	$3.2	$8.3
Tax benefit	(0.8)	(2.7)
After-tax compensation expense	$2.4	$5.6
The decrease in expense in the first quarter of 2015 was primarily driven by accelerated expense related to certain RSUs and PSUs granted in the first quarter of 2014, which were not granted in the first quarter of 2015.
As of March 31, 2015, there was $41.7 million of total unrecognized compensation expense from all share-based compensation arrangements granted under the Incentive Compensation Plan, related to unvested shares. This compensation expense is expected to be recognized over a weighted-average period of 2.4 years.

The following table represents non-vested RSUs, DSUs, PUs and PSUs as of March 31, 2015, and the activity during the three months ended March 31, 2015:

	RSUs and DSUs		PUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 31, 2014	0.7	$47.75	0.5	$3.22	0.4	$50.49
Granted	0.2	$70.10	—	$—	0.1	$74.42
Vested	(0.2)	$43.18	(0.5)	$2.89	—	$—
Forfeited	—	$—	—	$—	—	$—
Non-vested as of March 31, 2015	0.7	$53.81	—	$—	0.5	$57.02
The weighted-average fair value per unit for the non-vested PSUs is $62.47 as of March 31, 2015.
The following table represents the summary of stock options and stock-only stock appreciation rights ("SOSARs") outstanding as of March 31, 2015, and the activity during the three months ended March 31, 2015:

	Shares outstanding	Weighted-average exercise price per share	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2014	2.2	$45.33	5.0	$64.6
Granted	0.1	$74.81
Exercised	(0.6)	$44.89
Forfeited	—	$—
Outstanding as of March 31, 2015	1.7	$47.87	5.0	$44.7
Exercisable at March 31, 2015	1.4	$45.06	4.3	$42.2
The total intrinsic values of stock options exercised during the three months ended March 31, 2015, and March 31, 2014, were $19.9 million and $8.9 million, respectively. During the three months ended March 31, 2015, and March 31, 2014, cash received from stock option exercises was $24.8 million and $20.2 million, respectively, and the total excess tax benefit from these stock option exercises and other awards was $6.1 million and $2.0 million, respectively.
The fair value of each option granted in the first quarter of 2015 and 2014 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2015	March 31, 2014
Risk-free interest rate	1.70%	2.29%
Dividend yield	2.20%	2.57%
Volatility range	21.65%-29.90%	22.66%-26.57%
Weighted-average volatility	23.71%	25.59%
Expected term (years)	5.7	7.5
Weighted-average fair market value	$13.98	$12.78
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

The fair value of the market metric for each PSU granted in the first quarter of 2015 and 2014 was determined on the date of grant using a Monte Carlo model to simulate total shareholder return for MCBC and peer companies with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2015	March 31, 2014
Risk-free interest rate	1.06%	0.72%
Dividend yield	2.20%	2.57%
Volatility range	12.73%-62.28%	12.45%-72.41%
Weighted-average volatility	21.53%	21.72%
Expected term (years)	2.8	2.8
Weighted-average fair market value	$74.42	$58.69
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
As of March 31, 2015, there were 6.8 million shares of the Company's Class B common stock available for issuance as awards under the Incentive Compensation Plan.
6. Special Items
We have incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these charges (benefits) as special items. The table below summarizes special items recorded by segment:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(In millions)
Employee-related restructuring charges
Canada	$—	$5.3
Europe	(1.2)	0.5
Impairments or asset abandonment charges
Canada - Intangible asset write-off(1)	—	4.9
Europe - Asset abandonment(2)	11.8	—
Unusual or infrequent items
Europe - Flood loss (insurance reimbursement), net(3)	(2.0)	—
Termination fees and other (gains)/losses
Canada - Termination fee income(1)	—	(63.2)
Total Special items, net	$8.6	$(52.5)

(1)
Upon termination of our MMI operations in the first quarter of 2014, we recognized termination fee income and charges associated with the write-off of the definite-lived intangible asset associated with the joint venture. See Note 4, "Investments" for further discussion.

(2)
In December 2013, we entered into an agreement with Heineken to early terminate our contract brewing and kegging agreement under which we produced and packaged the Foster's and Kronenbourg brands in the U.K. As a result of the termination, Heineken agreed to pay us an aggregate early termination payment of GBP 13.0 million, of which we received GBP 5.0 million ($8.5 million at payment date) in 2014 and the remaining GBP 8.0 million (approximately $12 million at payment date) on April 30, 2015. The full amount of the termination payment will be recognized as income within special items at the end of the transition period in the second quarter of 2015. Additionally, the termination of this distribution agreement led to a strategic review of our European supply chain network. As part of this analysis, we decided to close the Alton brewery in the U.K., which we anticipate to be completed during the second quarter of 2015. As a result of this anticipated closure, we incurred accelerated depreciation expense in excess of our normal depreciation associated with this brewery. We may incur additional charges associated with the closure of this brewery in 2015, which will also be recorded within special items.

(3)
During the three months ended March 31, 2015, we recorded $2.0 million of income for insurance proceeds received related to significant flooding in Czech Republic that occurred during the second quarter of 2013.

Restructuring Activities
In 2012, we introduced several initiatives focused on increasing our efficiencies and reducing costs across all functions of the business in order to develop a more competitive supply chain and global cost structure. Included in these initiatives is a long-term focus on reducing labor and general overhead costs through restructuring activities. We view these restructuring activities as actions to allow us to meet our long-term growth targets by generating future cost savings within cost of goods sold and general and administrative expenses and include organizational changes that strengthen our business and accelerate efficiencies within our operational structure. As a result of these restructuring activities, we have reduced headcount and consequently recognized severance and other employee-related charges, which we have recorded as special items. During 2014, we finalized our restructuring initiatives that began in 2012. Additionally, in the fourth quarter of 2014 we also recognized restructuring charges within our Europe segment related to severance as a result of management's proposal to close one of our brewing facilities, as noted above. As we continually evaluate our cost structure and seek opportunities for further efficiencies and cost savings, we may incur additional restructuring related charges in the future; however, we are unable to estimate the amount of charges at this time.
The accrued restructuring balances represent expected future cash payments required to satisfy the remaining severance obligations to terminated employees, the majority of which we expect to be paid in the next 12 to 21 months. The table below summarizes the activity in the restructuring accruals by segment:

	Canada	Europe	MCI	Corporate	Total
	(In millions)
Total at December 31, 2014	$3.8	$11.5	$—	$0.2	$15.5
Charges incurred	—	—	—	—	—
Payments made	(1.4)	(0.6)	—	(0.2)	(2.2)
Changes in estimates	—	(1.2)	—	—	(1.2)
Foreign currency and other adjustments	(0.3)	(0.6)	—	—	(0.9)
Total at March 31, 2015	$2.1	$9.1	$—	$—	$11.2

	Canada	Europe	MCI	Corporate	Total
	(In millions)
Total at December 31, 2013	$9.7	$13.6	$0.5	$0.9	$24.7
Charges incurred	5.3	0.5	—	—	5.8
Payments made	(3.6)	(0.6)	(0.1)	(0.2)	(4.5)
Foreign currency and other adjustments	(0.4)	0.2	—	—	(0.2)
Total at March 31, 2014	$11.0	$13.7	$0.4	$0.7	$25.8

7. Other Income and Expense

	Three Months Ended
	March 31, 2015	March 31, 2014
	(In millions)
Gain (loss) from foreign exchange and derivative activity	$(2.6)	$0.8
Other income (expense), net	$(2.6)	$0.8

8. Income Tax
Our effective tax rates for the first quarter of 2015 and 2014 were approximately 14% and 3%, respectively. Our effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our foreign businesses, driven by lower statutory income tax rates and tax planning, as well as the impact of discrete items further discussed below. The effective tax rate for the first quarter of 2015, increased versus the first quarter of 2014, primarily due to lower pretax income in 2015 and a lower net discrete tax benefit recognized in 2015. Our total net discrete tax benefit was $4.5 million in the first quarter of 2015, versus a $24.8 million net discrete tax benefit recognized in the first quarter of 2014. The net discrete tax benefit in 2014 was primarily due to the release of unrecognized tax benefits related to tax audits in Europe settled in the first quarter of 2014 and the release of valuation allowances in Europe.
Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws and the movement of liabilities established for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled. There are proposed or pending tax law changes in various jurisdictions that, if enacted, may have an impact on our effective tax rate.
In March 2015, we formally submitted a renewal application of our bilateral advanced pricing agreement ("BAPA") between the U.S. and Canada tax authorities. The BAPA submission covers both historical and future tax years and is subject to approval by both taxing authorities. The prior year impacts of the submission were recognized as a discrete item in the first quarter of 2015, and the related tax implications for the current year have been incorporated into our projected full year effective tax rate.
9. Earnings Per Share ("EPS")
Basic EPS was computed using the weighted-average number of shares of common stock outstanding during the period. Diluted EPS includes the additional dilutive effect of our potentially dilutive securities, which include RSUs, DSUs, PUs, PSUs, stock options and SOSARs. The dilutive effects of our potentially dilutive securities are calculated using the treasury stock method. The following summarizes the effect of dilutive securities on diluted EPS:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(In millions, except per share amounts)
Amounts attributable to Molson Coors Brewing Company
Net income (loss) from continuing operations	$79.2	$165.3
Income (loss) from discontinued operations, net of tax	1.9	(1.9)
Net income (loss) attributable to Molson Coors Brewing Company	$81.1	$163.4
Weighted-average shares for basic EPS	185.8	184.3
Effect of dilutive securities:
RSUs, DSUs, PUs and PSUs	0.5	0.6
Stock options and SOSARs	0.6	0.6
Weighted-average shares for diluted EPS	186.9	185.5
Basic net income (loss) attributable to Molson Coors Brewing Company per share(1):
From continuing operations	$0.43	$0.90
From discontinued operations	0.01	(0.01)
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$0.44	$0.89
Diluted net income (loss) attributable to Molson Coors Brewing Company per share(1):
From continuing operations	$0.42	$0.89
From discontinued operations	0.01	(0.01)
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$0.43	$0.88
Dividends declared and paid per share	$0.41	$0.37

(1)
The sum of the quarterly net income per share amounts may not agree to the full year net income per share amounts. We calculate net income per share based on the weighted-average number of outstanding shares during the period for each reporting period presented. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on diluted EPS:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(In millions)
RSUs, stock options and SOSARs	—	0.1
Share Repurchase Program
In February 2015, our Board of Directors approved and authorized a new program to repurchase up to $1.0 billion of our Class A and Class B common stock with a program term of four years. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The number, price and timing of the repurchases will be at the Company’s sole discretion and will be evaluated depending on market conditions, liquidity needs or other factors. The Company’s Board of Directors may suspend, modify or terminate the program at any time without prior notice. This repurchase program replaces and supersedes any repurchase programs previously approved by the Board of Directors. Under Delaware state law, these shares are not retired, and the issuer has the right to resell any of the shares repurchased. Beginning in April 2015, under this program, we entered into an accelerated share repurchase agreement (“ASR”) with a financial institution. In exchange for up-front payments, the financial institution delivers shares of our common stock during the purchase periods of each ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the applicable purchase period of each ASR based on the volume weighted-average price of our common stock during that period. The up-front payments for the treasury stock are accounted for as a reduction to shareholders’ equity in the unaudited condensed consolidated balance sheet in the periods the payments are made. We will reflect the ASRs as a repurchase of common stock in the period delivered for purposes of calculating earnings per share and as forward contracts indexed to its own common stock. The ASR met all of the applicable criteria for equity classification, and therefore, is not accounted for as a derivative instrument.
We received an initial delivery of our Class B common stock under the ASR in April 2015 for an up-front payment of approximately $50 million. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the purchase period in June 2015.
10. Goodwill and Intangible Assets
The following summarizes the change in goodwill for the three months ended March 31, 2015:

	Canada	Europe	MCI	Consolidated
	(In millions)
Balance at December 31, 2014	$656.5	$1,528.0	$7.1	$2,191.6
Foreign currency translation	(55.1)	(115.4)	—	(170.5)
Balance at March 31, 2015	$601.4	$1,412.6	$7.1	$2,021.1
On April 1, 2015, we completed the acquisition of Mount Shivalik Breweries Ltd, a regional brewer in India. As part of the preliminary purchase price accounting, any goodwill generated in conjunction with this acquisition will be recorded within our MCI segment in the second quarter of 2015 and we anticipate that it will be included within the India reporting unit of our MCI segment for purposes of our annual goodwill impairment testing.

The following table presents details of our intangible assets, other than goodwill, as of March 31, 2015:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$444.5	$(217.9)	$226.6
License agreements and distribution rights	3 - 28	102.6	(91.5)	11.1
Other	2 - 8	30.1	(28.2)	1.9
Intangible assets not subject to amortization:
Brands	Indefinite	4,175.0	—	4,175.0
Distribution networks	Indefinite	797.4	—	797.4
Other	Indefinite	17.5	—	17.5
Total		$5,567.1	$(337.6)	$5,229.5
The following table presents details of our intangible assets, other than goodwill, as of December 31, 2014:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$483.5	$(229.1)	$254.4
License agreements and distribution rights	3 - 28	122.0	(101.1)	20.9
Other	2 - 8	31.7	(29.4)	2.3
Intangible assets not subject to amortization:
Brands	Indefinite	4,590.2	—	4,590.2
Distribution networks	Indefinite	870.5	—	870.5
Other	Indefinite	17.5	—	17.5
Total		$6,115.4	$(359.6)	$5,755.8
The changes in the gross carrying amounts of intangibles from December 31, 2014, to March 31, 2015, are primarily driven by the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies. Additionally, upon finalizing the termination of our licensing agreement with Miller in Canada in the first quarter of 2015, we wrote-off the remaining gross value and accumulated amortization of the related definite-lived intangible asset associated with the agreement.
Based on foreign exchange rates as of March 31, 2015, the estimated future amortization expense of intangible assets is as follows:

Fiscal year	Amount
(In millions)
2015 - remaining	$17.0
2016	$22.7
2017	$11.5
2018	$10.0
2019	$10.0
Amortization expense of intangible assets was $7.8 million and $15.5 million for the three months ended March 31, 2015, and March 31, 2014, respectively, and is presented within marketing, general and administrative expenses. This includes the $4.9 million accelerated amortization recognized for the write-off of the intangible asset associated with the termination of MMI operations in the first quarter of 2014. See Note 4, "Investments" for further discussion.
During the fourth quarter of 2014, we changed the date of our annual impairment test for goodwill and indefinite lived intangible assets from July 1, the first day of our fiscal third quarter, to October 1, 2014, the first day of our fiscal fourth quarter. The change was made to more closely align the impairment testing date with our strategic and annual operating planning and forecasting process. The change in accounting principle is preferable, as it will align the impairment testing data with the most current information available from the annual operating plan, and allow for the completion of the annual impairment testing closer to the end of our annual reporting period. Based on the results of our testing performed as of October 1, 2014, we concluded there were no impairments of goodwill within our Europe, Canada or India reporting units or impairments of our indefinite-lived intangible assets. The fair values determined during our October 1, 2014, testing were largely consistent with the results of our July 1, 2014, testing. See further discussion below.
In April 2014, the Ontario Premier's Advisory Council on Government Assets (the "Council") began a review that included evaluating the beer retailing and distribution system in Ontario, for which Brewers' Retail Inc. ("BRI") is the primary beer retail and distribution channel. In April 2015, as a result of this review and our negotiations with the Council, we, along with the other owners of BRI, agreed, in principle subject to entry into definitive binding documents, to enter into a new beer framework agreement (the "New Framework") with the Province of Ontario, currently anticipated to be finalized and effective by June 30, 2015, with the implementation of some of the provisions to begin in the fourth quarter of 2015. The New Framework is designed to further enhance the overall beer retail and distribution system within Ontario, as well as provide easier access to market for small brewers. The New Framework will include the implementation of an additional CAD 100.0 million annual tax on all beer volume sold in Ontario which will be phased in over four years beginning November 1, 2015. Additionally, with the exception of adjustments for increases in annual inflation, the two largest brewers in Ontario will have restrictions on price increases for certain packaging types of the largest Ontario brands until the second quarter of 2017. The New Framework is also intended to increase convenience and choice available for consumers by increasing the number and types of outlets where beer is sold (including introducing beer sales to a specified number of grocery stores), increasing the required level of shelf space allocated to small brewers in retail outlets, as well as allowing for incremental packaging options at the Liquor Control Board of Ontario ("LCBO") and agents of the LCBO. The New Framework will also provide qualifying licensees (restaurants and bars) the ability to purchase beer at BRI retail outlets at the same price as retail consumers. Further, BRI will commit to invest CAD 100.0 million of capital spending over the next four years, 80.0% of which will be directed toward enhancements to the purchasing experience for consumers. The New Framework will also incorporate many of the proposed changes to the BRI ownership structure that were announced in January 2015, allowing all other Ontario brewers, regardless of size, to participate in the ownership and governance of BRI. Although we are continuing to evaluate the full impact of the New Framework on the future cash flows associated with our Canada reporting unit and related brand intangible assets, we have preliminarily concluded that the adoption of the New Framework does not currently result in an indication that the fair values of the Canada reporting unit or brand intangibles are more likely than not less than their respective carrying values. Additionally, we are still evaluating what actions we may take to mitigate any adverse impacts to our Canada results due to the adoption of the New Framework. The ultimate outcome and potential impact to our Canada business remains to be fully determined upon finalization and execution of the definitive binding documents.
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
Our 2014 annual goodwill impairment testing determined that our Europe and Canada reporting units were at risk of failing step one of the goodwill impairment test. Specifically, the fair value of the Europe and Canada reporting units were estimated at approximately 14% and 11% in excess of carrying value, respectively, as of the October 1, 2014, testing date. Prior to recognizing the brand impairments discussed below, the excess of the fair value over the carrying value of the Europe reporting unit declined from the prior year. The decrease was driven by challenging macroeconomic conditions in Europe negatively impacting our business, as well as declines in the forecasts of certain European brands, which have been adversely impacted by the expected prolonged recovery from recent flooding and an accelerated consumer trend to value brands. These impacts were partially offset by improvements to market multiples. The Canada reporting unit had a marginal decrease from the prior year primarily due to continued competitive pressures and economic weakness in the Canadian market, partially offset by improved market multiples.
Indefinite-Lived Intangibles
In 2014, our indefinite-lived intangible impairment testing performed as of July 1, 2014, determined that the fair values of the Jelen and Ozujsko indefinite-lived brand intangibles within our Europe segment were below their respective carrying values. As a result, we recorded an aggregate impairment charge of $360.0 million within special items in the third quarter of 2014. This impairment follows an impairment of $150.9 million recorded in 2013 related to the Jelen and Ostravar brands in Europe as a result of our 2013 annual impairment testing. The 2014 impairment of the Jelen brand was driven by ongoing macroeconomic challenges exacerbated by severe flooding in the Balkans region in the second quarter of 2014. This flooding caused significant damage to the infrastructure within the Serbian and Bosnian markets, for which Jelen is our primary brand, which resulted in a decrease in the brand's projected cash flows. We have analyzed the potential impact of the flood to these markets and have incorporated a prolonged recovery in our projected cash flows based on recent assessments of the recovery efforts and resulting macroeconomic effects to the region. Additionally, the aftermath of the flood has further contributed to an already challenging market and has led to an acceleration of the consumer trend toward value brands. The impairment of the Ozujsko brand was driven by the continued significant economic pressures in Croatia, Ozujsko's primary market, which resulted in a decline in the brand's projected cash flows. The macroeconomic environment has driven low realized and expected GDP growth and was worsened by the previously mentioned flooding during Croatia's peak tourism season, along with the flooding in Bosnia, discussed above, where Ozujsko is also sold. These lower projected cash flows have lagged previously made assumptions based on forecasted macroeconomic recoveries, resulting in the impairments. The remaining Europe indefinite-lived intangibles' fair values, including Staropramen and Carling brands, while facing similar macroeconomic challenges, were sufficiently in excess of their respective carrying values, with the exception of Niksicko. Specifically, the performance of Niksicko, our primary brand in Montenegro, is also dependent on the Serbian and Bosnian markets and is facing similar challenges to those discussed above. As each of Jelen and Ozujsko's fair values is equal to its carrying value at the date of impairment, these brands, along with Niksicko, are therefore at risk of future impairment, as any additional decline in their forecasted future cash flows may result in a decrease to the fair value of the brand over its respective carrying value. The results of our subsequent testing performed as of October 1, 2014, did not result in further impairment, however, these brands remain at risk of future impairment. As of March 31, 2015, these at-risk intangible assets had an aggregate carrying value of $728.1 million.
Separately, our Molson core brand intangible continues to be at risk of future impairment with a fair value estimated at approximately 9% in excess of its carrying value as of the October 1, 2014 impairment testing date. The fair value of the Molson core brands in excess of carrying value decreased slightly from the prior year, as they continue to face significant competitive pressures and challenging macroeconomic conditions in the Canada market. These challenges continue to be partially offset by anticipated cost savings initiatives. As of March 31, 2015, the Molson core brand intangible had a carrying value of $2,393.1 million. The value of the Coors Light brand distribution rights and our other indefinite-lived intangibles in Canada continue to be sufficiently in excess of their carrying values.

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
Definite-Lived Intangibles
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the first quarter of 2015.
In the third quarter of 2014, as a result of the settlement with Miller in Canada, we updated our assessment of the definite-lived intangible asset related to the Miller license agreement for impairment resulting in an $8.9 million impairment charge. The valuation of the asset at that time was primarily indicative of the settlement amount, as well as the remaining future cash flows expected to be generated under the license agreement through March 31, 2015. We received half of the mutually agreed upon settlement payment following the execution of the settlement and received the remainder upon finalization of transition at the end of the first quarter of 2015. The intangible asset was fully amortized as of the end of the first quarter of 2015 and the associated gross value and accumulated amortization balances were written off. We utilized Level 3 fair value measurements in our impairment analysis of this definite-lived intangible asset in the third quarter of 2014, which included cash flow assumptions by management related to the transition period.

11. Debt
Debt obligations
Our total borrowings as of March 31, 2015, and December 31, 2014, were comprised of the following:

	As of
	March 31, 2015	December 31, 2014
	(In millions)
Senior notes:
Canadian Dollar ("CAD") 900 million 5.0% notes due 2015	$709.4	$774.5
CAD 500 million 3.95% Series A notes due 2017	394.1	430.3
$300 million 2.0% notes due 2017(1)	300.6	300.0
$500 million 3.5% notes due 2022(1)	519.2	510.8
$1.1 billion 5.0% notes due 2042	1,100.0	1,100.0
Long-term credit facilities(2)	—	—
Less: unamortized debt discounts	(3.9)	(4.2)
Total long-term debt (including current portion)	3,019.4	3,111.4
Less: current portion of long-term debt	(709.3)	(774.3)
Total long-term debt	$2,310.1	$2,337.1

Short-term borrowings:
Commercial paper program(3)	$127.8	$—
Overdraft facility(4)	59.0	64.6
Short-term facilities(5):
Japanese Yen ("JPY") 1.5 billion line of credit	4.6	4.9
Euro ("EUR") 100 million revolving credit facility	26.8	—
Other short-term borrowings	13.7	5.6
Current portion of long-term debt	709.3	774.3
Current portion of long-term debt and short-term borrowings	$941.2	$849.4

(1)
In the first quarter of 2015, we entered into interest rate swaps to economically convert our fixed rate $300 million 2.0% notes due 2017 ("$300 million notes") to floating rate debt consistent with our $500 million 3.5% notes due 2022 ("$500 million notes") entered into during 2014. As a result of these hedge programs, the carrying value of the $300 million and $500 million notes include adjustments of $0.6 million and $19.2 million, respectively, for fair value movements attributable to the benchmark interest rate.

In the first quarter of 2015, we also entered into a cross currency swap with a total notional of EUR 265 million ($300 million upon execution) in order to hedge a portion of the foreign currency translational impacts of our European investment. As a result of this cross currency swap and the above mentioned interest rate swaps, we have economically converted the $300 million notes and associated interest to a floating rate EUR denomination. The effective interest rate for the $300 million notes, adjusted for these swaps, was 0.96% for the three months ended March 31, 2015. The interest rate swaps on our $500 million notes resulted in an effective interest rate of 1.3% for the three months ended March 31, 2015. See Note 13, "Derivative Instruments and Hedging Activities" for further details.

(2)
As of March 31, 2015, we have $622.2 million available to draw on under our $750 million revolving credit facility, as the borrowing capacity is reduced by borrowings under our commercial paper program discussed below.

(3)
As of March 31, 2015, the weighted-average effective interest rate and tenor for the outstanding commercial paper borrowings was 0.53% and 26.1 days, respectively. There were no outstanding borrowings under the commercial paper program as of December 31, 2014.

(4)
As of March 31, 2015, we had $59.0 million in bank overdrafts and $59.9 million in bank cash related to our European cross-border, cross-currency cash pool for a net positive position of $0.9 million. As of December 31, 2014, we had $64.6 million in bank overdrafts and $80.0 million in bank cash related to our European cross-border, cross-currency cash pool for a net positive position of $15.4 million.

(5)
In addition to our JPY line of credit and EUR revolving credit facility, we have British Pound ("GBP") and CAD overdraft facilities which we had no borrowings under as of March 31, 2015, or December 31, 2014.

Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of March 31, 2015, and December 31, 2014, the fair value of our outstanding long-term debt (including current portion) was $3,139.4 million and $3,240.6 million, respectively. All senior notes are valued based on significant observable inputs and would be classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2.
Other
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions and transfers of assets. As of March 31, 2015, and December 31, 2014, we were in compliance with all of these restrictions and have met all debt payment obligations.

12. Accumulated Other Comprehensive Income (Loss) ("AOCI")

	MCBC shareholders
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2014	$129.8	$15.0	$(658.5)	$(384.7)	$(898.4)
Foreign currency translation adjustments	(626.8)	—	—	—	(626.8)
Unrealized gain (loss) on derivative instruments	—	21.3	—	—	21.3
Reclassification of derivative (gain) loss to income	—	(2.0)	—	—	(2.0)
Pension and other postretirement benefit adjustments	—	—	(2.2)	—	(2.2)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	11.3	—	11.3
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	3.4	3.4
Tax benefit (expense)	(37.5)	(1.8)	(1.9)	(1.2)	(42.4)
As of March 31, 2015	$(534.5)	$32.5	$(651.3)	$(382.5)	$(1,535.8)

Reclassifications from AOCI to income:

	Three Months Ended
	March 31, 2015	March 31, 2014
	Reclassifications from AOCI		Location of gain (loss) recognized in income
	(In millions)
Gain/(loss) on cash flow hedges:
Forward starting interest rate swaps	$(0.3)	$(0.4)	Interest expense, net
Foreign currency forwards	(2.4)	1.6	Other income (expense), net
Foreign currency forwards	4.7	3.3	Cost of goods sold
Commodity swaps	—	0.2	Cost of goods sold
Total income (loss) reclassified, before tax	2.0	4.7
Income tax benefit (expense)	(0.6)	(1.5)
Net income (loss) reclassified, net of tax	$1.4	$3.2

Amortization of defined benefit pension and other postretirement benefit plan items:
Prior service benefit (cost)	$(0.1)	$0.6	(1)
Net actuarial gain (loss)	(11.2)	(8.9)	(1)
Total income (loss) reclassified, before tax	(11.3)	(8.3)
Income tax benefit (expense)	2.3	0.7
Net income (loss) reclassified, net of tax	$(9.0)	$(7.6)

Total income (loss) reclassified, net of tax	$(7.6)	$(4.4)

(1)	These components of AOCI are included in the computation of net periodic pension and other postretirement benefit cost. See Note 14, "Pension and Other Postretirement Benefits" for additional details.

13. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented in Notes 1 and 17 of the Notes included in our Annual Report and did not significantly change during the first quarter of 2015. As noted in Note 17 of the Notes included in our Annual Report, due to the nature of our counterparty agreements, and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty, and therefore, present our derivative positions gross in our unaudited condensed consolidated balance sheets. Our significant derivative positions have not changed significantly since year-end, except as noted below.
Interest Rate Swaps
In the first quarter of 2015, we entered into interest rate swaps with an aggregate notional of $300 million to economically convert our fixed rate $300 million notes to floating rate debt. We will receive fixed interest payments semi-annually at a rate of 2% per annum on our $300 million hedges and pay a rate to our counterparties based on a credit spread plus the three month LIBOR rate, thereby effectively exchanging a fixed interest obligation for a floating interest obligation.
We entered into these interest rate swap agreements to minimize exposure to changes in the fair value of our $300 million notes that results from fluctuations in the benchmark interest rate, specifically LIBOR, and have designated these swaps as fair value hedges and determined that there is zero ineffectiveness, consistent with our $500 million interest rate hedges that we entered into in 2014. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged item are recognized in earnings. For the three months ended March 31, 2015, the changes in fair value of the $500 million and $300 million interest rate swaps resulted in unrealized gains of $8.4 million and $0.6 million, respectively, which were recorded in interest expense in our unaudited condensed consolidated statement of operations and were fully offset by changes in fair value of the $500 million notes and the $300 million notes attributable to the benchmark interest rate. Accordingly, as of March 31, 2015, and December 31, 2014, such cumulative adjustments had increased the carrying value of our $500 million notes by $19.2 million and $10.8 million, respectively, and as of March 31, 2015, such cumulative adjustments had increased the carrying value of our $300 million notes by $0.6 million. See Note 11, "Debt" for additional details.
Cross Currency Swap
In the first quarter of 2015, we entered into a cross currency swap agreement having a total notional of EUR 265 million ($300 million upon execution) in order to hedge a portion of the foreign currency translational impacts of our European investment. We will receive floating interest payments quarterly based on a credit spread plus the three month LIBOR (USD coupon) and pay a floating rate to our counterparty based on a credit spread plus EURIBOR (EUR coupon). As a result of this cross currency swap and the above mentioned interest rate swaps, we have economically converted the $300 million notes and associated interest to a floating rate EUR denomination. We have designated this cross currency swap as a net investment hedge and accordingly, record changes in fair value due to fluctuations in the spot rate to AOCI. The changes in fair value of the derivative attributable to changes other than those due to fluctuations in the spot rate are excluded from the assessment of hedge effectiveness and recorded to interest expense.
Forward Starting Interest Rate Swaps
As of March 31, 2015, we had entered into forward starting interest rate swap agreements having a total notional of CAD 480 million and a weighted-average fixed interest rate of 2.66%. We intend to enter into multiple additional forward starting interest rate swaps up to the date of the forecasted issuance. These swaps are designated as cash flow hedges.
Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk. The table below summarizes our derivative assets and liabilities that were measured at fair value as of March 31, 2015, and December 31, 2014.

		Fair value measurements as of March 31, 2015
	Total at March 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swap	$15.9	$—	$15.9	$—
Interest rate swaps	(7.1)	—	(7.1)	—
Foreign currency forwards	49.7	—	49.7	—
Commodity swaps	(8.2)	—	(8.2)	—
Total	$50.3	$—	$50.3	$—

		Fair value measurements as of December 31, 2014
	Total at December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Interest rate swaps	$(2.2)	$—	$(2.2)	$—
Foreign currency forwards	31.6	—	31.6	—
Commodity swaps	(8.9)	—	(8.9)	—
Total	$20.5	$—	$20.5	$—

As of March 31, 2015, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the three months ended March 31, 2015, were all included in Level 2.
Results of Period Derivative Activity
The tables below include the year-to-date results of our derivative activity in the unaudited condensed consolidated balance sheets as of March 31, 2015, and December 31, 2014, and the unaudited condensed consolidated statements of operations for the three months ended March 31, 2015, and March 31, 2014.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheet (in millions)

	March 31, 2015
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swap	$284.5	Other non-current assets	$15.9	Other liabilities	$—
Interest rate swaps	$1,178.4	Other current assets	—	Accounts payable and other current liabilities	(26.9)
		Other non-current assets	19.8	Other liabilities	—
Foreign currency forwards	$344.2	Other current assets	29.7	Accounts payable and other current liabilities	—
		Other non-current assets	19.0	Other liabilities	(0.2)
Total derivatives designated as hedging instruments			$84.4		$(27.1)
Derivatives not designated as hedging instruments:
Commodity swaps	$120.9	Other current assets	$1.0	Accounts payable and other current liabilities	$(5.3)
		Other non-current assets	1.1	Other liabilities	(5.0)
Foreign currency forwards	$28.6	Other current assets	1.2	Accounts payable and other current liabilities	—
Total derivatives not designated as hedging instruments			$3.3		$(10.3)

	December 31, 2014
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate swaps	$844.2	Other current assets	$—	Accounts payable and other current liabilities	$(13.0)
		Other non-current assets	10.8	Other liabilities	—
Foreign currency forwards	$343.4	Other current assets	19.5	Accounts payable and other current liabilities	—
		Other non-current assets	12.1	Other liabilities	—
Total derivatives designated as hedging instruments			$42.4		$(13.0)
Derivatives not designated as hedging instruments:
Commodity swaps	$111.1	Other current assets	$0.2	Accounts payable and other current liabilities	$(4.9)
		Other non-current assets	0.4	Other liabilities	(4.6)
Total derivatives not designated as hedging instruments			$0.6		$(9.5)
The Pretax Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (in millions)

For the Three Months Ended March 31, 2015
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$(15.7)	Interest expense, net	$(0.3)	Interest expense, net	$—
Foreign currency forwards	21.5	Other income (expense), net	(2.4)	Other income (expense), net	—
		Cost of goods sold	4.7	Cost of goods sold	—
Total	$5.8		$2.0		$—

For the Three Months Ended March 31, 2015
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency swap	$15.5	Interest expense, net	$—	Interest expense, net	$0.4
Total	$15.5		$—		$0.4

For the Three Months Ended March 31, 2015
Derivatives in fair value hedge relationships	Amount of gain (loss) recognized in income on derivative	Location of gain (loss)recognized in income
Interest rate swaps	$9.0	Interest expense, net
Total	$9.0

For the Three Months Ended March 31, 2014
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forwards	14.7	Other income (expense), net	1.6	Other income (expense), net	—
		Cost of goods sold	3.3	Cost of goods sold	—
Commodity swaps	0.3	Cost of goods sold	0.2	Cost of goods sold	—
Total	$15.0		$4.7		$—

For the Three Months Ended March 31, 2014
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency swap	$6.5	Other income (expense), net	$—	Other income (expense), net	$—
Total	$6.5		$—		$—
We expect net gains of approximately $28 million (pretax) recorded in AOCI at March 31, 2015, will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged at March 31, 2015, is three years.

Other Derivatives (in millions)

For the Three Months Ended March 31, 2015
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(0.6)
Foreign currency forwards	Other income (expense), net	1.2
Total		$0.6

For the Three Months Ended March 31, 2014
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity Swaps	Cost of goods sold	$(1.3)
Total		$(1.3)

14. Pension and Other Postretirement Benefits ("OPEB")

	For the Three Months Ended
	March 31, 2015			March 31, 2014
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net periodic pension and OPEB cost:
Service cost - benefits earned during the year	$2.6	$0.5	$3.1	$3.3	$0.7	$4.0
Interest cost on projected benefit obligation	34.4	1.5	35.9	42.1	1.7	43.8
Expected return on plan assets	(44.1)	—	(44.1)	(49.1)	—	(49.1)
Amortization of prior service cost (benefit)	0.2	(0.1)	0.1	0.2	(0.8)	(0.6)
Amortization of net actuarial loss (gain)	11.2	—	11.2	9.1	(0.2)	8.9
Curtailment (gain) loss	(1.0)	—	(1.0)	—	—	—
Less: expected participant contributions	(0.2)	—	(0.2)	(0.3)	—	(0.3)
Net periodic pension and OPEB cost	$3.1	$1.9	$5.0	$5.3	$1.4	$6.7

During the three months ended March 31, 2015, employer contributions to the defined benefit plans were $233.9 million, including our discretionary GBP 150 million lump sum contribution ($227.1 million at payment date) related to the U.K. pension plan as required by the most recent statutory valuation performed. Total 2015 employer contributions to the defined benefit plans are expected to be approximately $260 million, based on foreign exchange rates as of March 31, 2015. MillerCoors, BRI and BDL contributions to their defined benefit pension are not included above, as they are not consolidated in our financial statements.

15. Commitments and Contingencies
Discontinued Operations
Kaiser
In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In addition, we provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. The discontinued operations balances within the current and non-current liabilities of our unaudited condensed consolidated balance sheets consist entirely of our estimates of these liabilities. These liabilities are denominated in Brazilian Reais and are therefore subject to foreign exchange gains or losses, which are recognized in the discontinued operations section of the unaudited condensed consolidated statement of operations. There have been no changes in the underlying liabilities from the year ended December 31, 2014; therefore, all changes in the current and non-current liabilities of discontinued operations during the first quarter of 2015 are due to fluctuations in foreign exchange rates from December 31, 2014, to March 31, 2015. During the three months ended March 31, 2015, and March 31, 2014, we recognized gains of $1.9 million and losses of $1.9 million, respectively, from discontinued operations associated with foreign exchange gains and losses related to indemnities we provided to FEMSA. Our exposure related to the tax, civil and labor indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. Separately, the maximum potential claims amount remaining for the purchased tax credits was $109.5 million, based on foreign exchange rates as of March 31, 2015.
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
Related to guarantees, other liabilities in the accompanying unaudited condensed consolidated balance sheets include $4.8 million as of March 31, 2015, and $5.3 million as of December 31, 2014, both of which are non-current.
Litigation, Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have accrued an aggregate of $16.2 million as of March 31, 2015, and $16.6 million as of December 31, 2014. We believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated financial statements, except as noted below.
In addition to the specific cases discussed below, we are involved in other disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes or legal actions are expected to have a material impact on our business, consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.
During the fourth quarter of 2014 and first quarter of 2015, we received assessments from a local country regulatory authority related to our Europe operations over the prior 29 months for an aggregate amount of approximately $76 million, based on foreign exchange rates at March 31, 2015. While we intend to vigorously challenge the validity of these assessments and defend our position, if the assessments, as issued, are ultimately upheld, they could materially affect our results of operations. Based on the assessments received and related impacts, we estimate a range of loss of zero to approximately $82 million, based on foreign exchange rates at March 31, 2015. We continue to follow the required regulatory procedures in order to proceed with our appeal of the assessments.
In 2013 we became aware of potential liabilities in several European countries primarily related to local country regulatory matters associated with StarBev pre-acquisition periods. We recorded liabilities related to these matters in the second quarter of 2013 as we finalized purchase price accounting related to the acquisition. During the first quarter of 2014, these matters were favorably resolved, and we released the associated indirect-tax and income-tax-related reserves, inclusive of post-acquisition accrued interest, resulting in a gain of $13.0 million recorded within marketing, general and administrative expenses and an income tax benefit of $18.5 million.
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
Litigation and Other Disputes
On December 12, 2014, a notice of action captioned David Hughes and 631992 Ontario Inc. v. Liquor Control Board of Ontario, Brewers Retail Inc., Labatt Breweries of Canada LP, Molson Coors Canada and Sleeman Breweries Ltd. No. CV-14-518059-00CP was filed in Ontario, Canada. Brewers' Retail Inc. ("BRI") and its owners, including Molson Coors Canada, as well as the Liquor Control Board of Ontario ("LCBO") are named as defendants in the action. The plaintiffs allege that The Beer Store (retail outlets owned and operated by BRI) and LCBO improperly entered into an agreement to fix prices and market allocation within the Ontario beer market to the detriment of licensees and consumers. The plaintiffs seek to have the claim certified as a class action on behalf of all Ontario beer consumers and licensees and, among other things, damages in the amount of CAD 1.4 billion. Although we are at an early stage of the proceedings, we note that The Beer Store operates according to the rules established by the Government of Ontario for regulation, sale and distribution of beer in the province. Additionally, prices at The Beer Store are independently set by each brewer and are approved by the LCBO on a weekly basis. As such, we currently believe the claim has been made without merit, and we intend to vigorously assert and defend our rights in this lawsuit.
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
The assumptions used are as follows:

•	trust management costs are included in projections with regard to the $120 million threshold, but are expensed only as incurred;

•	income taxes, which we believe are not an included cost, are excluded from projections with regard to the $120 million threshold;

•	a 2.5% inflation rate for future costs; and

•	certain operations and maintenance costs were discounted using a 2.24% risk-free rate of return.
Based on these assumptions, the present value and gross amount of the costs at March 31, 2015, are approximately $3.2 million and $7.3 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.
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
Europe and MCI
We are subject to the requirements of governmental and local environmental and occupational health and safety laws and regulations within each of the countries in which we operate. Compliance with these laws and regulations did not materially affect our first quarter of 2015 capital expenditures, results of operations or our financial or competitive position, and we do not anticipate that they will do so during the remainder of the year.
16. Supplemental Guarantor Information
        For purposes of this Note 16, including the tables, "Parent Guarantor and 2012 Issuer" shall mean MCBC and "Subsidiary Guarantors" shall mean certain Canadian, U.S. and European subsidiaries reflecting the substantial operations of each of our Canadian and U.S. segments, as well as our U.K. operations of our European segment.
SEC Registered Securities
On May 3, 2012, MCBC issued $1.9 billion of senior notes, in a registered public offering, consisting of $300 million 2.0% senior notes due 2017, $500 million 3.5% senior notes due 2022, and $1.1 billion 5.0% senior notes due 2042. These senior notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. Each of the Subsidiary Guarantors is 100% owned by the Parent Guarantor. The guarantees are full and unconditional and joint and several. See Note 11, "Debt" for additional details.
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
None of our other outstanding debt is publicly registered, and it is all guaranteed on a senior and unsecured basis by the Parent Guarantor and Subsidiary Guarantors. These guarantees are full and unconditional and joint and several. See Note 11, "Debt" for details of all debt issued and outstanding as of March 31, 2015.
Presentation
The following information sets forth the condensed consolidating statements of operations for the three months ended March 31, 2015, and March 31, 2014, condensed consolidating balance sheets as of March 31, 2015, and December 31, 2014, and condensed consolidating statements of cash flows for the three months ended March 31, 2015, and March 31, 2014. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Guarantor and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$4.9	$823.8	$207.6	$(33.1)	$1,003.2
Excise taxes	—	(256.9)	(46.3)	—	(303.2)
Net sales	4.9	566.9	161.3	(33.1)	700.0
Cost of goods sold	—	(361.3)	(116.1)	22.6	(454.8)
Gross profit	4.9	205.6	45.2	(10.5)	245.2
Marketing, general and administrative expenses	(28.1)	(153.0)	(70.0)	10.5	(240.6)
Special items, net	—	(10.6)	2.0	—	(8.6)
Equity income (loss) in subsidiaries	104.2	(92.4)	23.6	(35.4)	—
Equity income in MillerCoors	—	129.3	—	—	129.3
Operating income (loss)	81.0	78.9	0.8	(35.4)	125.3
Interest income (expense), net	(17.2)	58.9	(70.9)	—	(29.2)
Other income (expense), net	(1.3)	(2.3)	1.0	—	(2.6)
Income (loss) from continuing operations before income taxes	62.5	135.5	(69.1)	(35.4)	93.5
Income tax benefit (expense)	18.6	(30.9)	(0.5)	—	(12.8)
Net income (loss) from continuing operations	81.1	104.6	(69.6)	(35.4)	80.7
Income (loss) from discontinued operations, net of tax	—	—	1.9	—	1.9
Net income (loss) including noncontrolling interests	81.1	104.6	(67.7)	(35.4)	82.6
Net (income) loss attributable to noncontrolling interests	—	—	(1.5)	—	(1.5)
Net income (loss) attributable to MCBC	$81.1	$104.6	$(69.2)	$(35.4)	$81.1
Comprehensive income (loss) attributable to MCBC	$(556.3)	$(505.4)	$(293.8)	$799.2	$(556.3)

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2015
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$50.1	$168.8	$98.7	$—	$317.6
Accounts receivable, net	—	329.8	129.3	—	459.1
Other receivables, net	53.5	56.2	21.5	—	131.2
Total inventories	—	188.8	40.4	—	229.2
Other current assets, net	5.6	67.6	41.6	—	114.8
Deferred tax assets	2.1	0.9	29.8	(6.6)	26.2
Intercompany accounts receivable	—	3,353.7	263.0	(3,616.7)	—
Total current assets	111.3	4,165.8	624.3	(3,623.3)	1,278.1
Properties, net	27.9	1,064.8	547.9	—	1,640.6
Goodwill	—	1,023.8	997.3	—	2,021.1
Other intangibles, net	—	3,559.4	1,670.1	—	5,229.5
Investment in MillerCoors	—	2,499.1	—	—	2,499.1
Net investment in and advances to subsidiaries	12,054.7	3,697.4	5,622.2	(21,374.3)	—
Deferred tax assets	12.9	15.3	0.1	12.2	40.5
Other assets, net	55.9	143.0	43.9	—	242.8
Total assets	$12,262.7	$16,168.6	$9,505.8	$(24,985.4)	$12,951.7
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$59.8	$753.9	$311.2	$—	$1,124.9
Deferred tax liabilities	—	189.6	—	(6.6)	183.0
Current portion of long-term debt and short-term borrowings	127.8	709.3	104.1	—	941.2
Discontinued operations	—	—	5.0	—	5.0
Intercompany accounts payable	2,878.7	310.4	427.6	(3,616.7)	—
Total current liabilities	3,066.3	1,963.2	847.9	(3,623.3)	2,254.1
Long-term debt	1,916.4	393.7	—	—	2,310.1
Pension and postretirement benefits	3.0	265.1	5.8	—	273.9
Deferred tax liabilities	—	—	705.2	12.2	717.4
Other liabilities	17.0	43.8	37.5	—	98.3
Discontinued operations	—	—	12.8	—	12.8
Intercompany notes payable	—	1,200.5	5,216.6	(6,417.1)	—
Total liabilities	5,002.7	3,866.3	6,825.8	(10,028.2)	5,666.6
MCBC stockholders' equity	7,261.1	17,517.8	3,856.5	(21,374.3)	7,261.1
Intercompany notes receivable	(1.1)	(5,215.5)	(1,200.5)	6,417.1	—
Total stockholders' equity	7,260.0	12,302.3	2,656.0	(14,957.2)	7,261.1
Noncontrolling interests	—	—	24.0	—	24.0
Total equity	7,260.0	12,302.3	2,680.0	(14,957.2)	7,285.1
Total liabilities and equity	$12,262.7	$16,168.6	$9,505.8	$(24,985.4)	$12,951.7

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2014
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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(77.7)	$(87.0)	$(37.9)	$—	$(202.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(3.8)	(48.9)	(21.0)	—	(73.7)
Proceeds from sales of properties and other assets	—	1.5	1.5	—	3.0
Acquisition of businesses, net of cash acquired	—	(6.3)	—	—	(6.3)
Investment in MillerCoors	—	(417.9)	—	—	(417.9)
Return of capital from MillerCoors	—	310.4	—	—	310.4
Loan repayments	—	2.1	7.1	—	9.2
Loan advances	—	(3.1)	(14.8)	—	(17.9)
Net intercompany investing activity	—	(90.2)	(59.1)	149.3	—
Net cash provided by (used in) investing activities	(3.8)	(252.4)	(86.3)	149.3	(193.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	24.8	—	—	—	24.8
Excess tax benefits from share-based compensation	6.1	—	—	—	6.1
Dividends paid	(67.9)	—	(8.3)	—	(76.2)
Payments on long-term debt and capital lease obligations	(0.1)	(0.2)	—	—	(0.3)
Proceeds from short-term borrowings	—	—	16.6	—	16.6
Payments on short-term borrowings	—	—	(7.1)	—	(7.1)
Net proceeds from (payments on) revolving credit facilities and commercial paper	127.8	—	30.0	—	157.8
Change in overdraft balances and other	—	—	1.6	—	1.6
Net intercompany financing activity	—	59.1	90.2	(149.3)	—
Net cash provided by (used in) financing activities	90.7	58.9	123.0	(149.3)	123.3
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	9.2	(280.5)	(1.2)	—	(272.5)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(21.4)	(13.1)	—	(34.5)
Balance at beginning of year	40.9	470.7	113.0	—	624.6
Balance at end of period	$50.1	$168.8	$98.7	$—	$317.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$8.0	$98.1	$43.6	$—	$149.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(3.0)	(42.5)	(19.8)	—	(65.3)
Proceeds from sales of properties and other assets	—	1.4	0.3	—	1.7
Investment in MillerCoors	—	(354.9)	—	—	(354.9)
Return of capital from MillerCoors	—	259.5	—	—	259.5
Loan repayments	—	2.2	—	—	2.2
Loan advances	—	(1.6)	(15.1)	—	(16.7)
Net intercompany investing activity	—	140.1	127.5	(267.6)	—
Net cash provided by (used in) investing activities	(3.0)	4.2	92.9	(267.6)	(173.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	20.2	—	—	—	20.2
Excess tax benefits from share-based compensation	2.0	—	—	—	2.0
Dividends paid	(60.2)	—	(8.0)	—	(68.2)
Payments on long-term debt and capital lease obligations	(0.4)	(46.4)	(0.1)	—	(46.9)
Proceeds from short-term borrowings	—	—	20.9	—	20.9
Payments on short-term borrowings	—	—	(12.5)	—	(12.5)
Payments on settlement of derivative instruments	—	(65.2)	—	—	(65.2)
Net proceeds from (payments on) revolving credit facilities and commercial paper	(28.6)	—	(13.2)	—	(41.8)
Change in overdraft balances and other	—	—	111.3	—	111.3
Net intercompany financing activity	—	(127.5)	(140.1)	267.6	—
Net cash provided by (used in) financing activities	(67.0)	(239.1)	(41.7)	267.6	(80.2)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(62.0)	(136.8)	94.8	—	(104.0)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(3.6)	2.9	—	(0.7)
Balance at beginning of year	90.6	248.7	103.0	—	442.3
Balance at end of period	$28.6	$108.3	$200.7	$—	$337.6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in this Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 ("Annual Report"), as well as our unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q. Due to the seasonality of our operating results, quarterly financial results are not an appropriate basis from which to project annual results.
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
Unless otherwise indicated, information in this report is presented in U.S. dollars ("USD" or "$") and comparisons are to comparable prior periods.
Use of Non-GAAP Measures
In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America ("U.S. GAAP"), we also present pretax and after-tax "underlying income," "underlying income per diluted share," "underlying effective tax rate," and "underlying free cash flow," which are non-GAAP measures and should be viewed as supplements to (not substitutes for) our results of operations presented under U.S. GAAP. We also present underlying earnings before interest, taxes, depreciation, and amortization ("underlying EBITDA") as a non-GAAP measure. Our management uses underlying income, underlying income per diluted share, underlying EBITDA, underlying effective tax rate and underlying free cash flow as measures of operating performance to assist in comparing performance from period to period on a consistent basis; as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; in communications with the board of directors, stockholders, analysts and investors concerning our financial performance; as useful comparisons to the performance of our competitors; and as metrics of certain management incentive compensation calculations. We believe that underlying income, underlying income per diluted share, underlying EBITDA, underlying effective tax rate and underlying free cash flow performance are used by, and are useful to, investors and other users of our financial statements in evaluating our operating performance because they provide an additional tool to evaluate our performance without regard to special and non-core items, which can vary substantially from company to company depending upon accounting methods and book value of assets and capital structure. We have provided reconciliations of all non-GAAP measures to their nearest U.S. GAAP measure and have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure. These adjustments consist of special items from our U.S. GAAP financial statements (see Part I-Item 1. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" of the Notes for additional discussion) as well as other non-core items, such as acquisition and integration related costs, unrealized mark-to-market gains and losses, and gains and losses on sales of non-operating assets, included in our U.S. GAAP results that warrant adjustment to arrive at non-GAAP results. We consider these items to be necessary adjustments for purposes of evaluating our ongoing business performance and are often considered non-recurring. Such adjustments are subjective and involve significant management judgment.
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

Executive Summary
We are one of the world's largest brewers and have a diverse portfolio of owned and partner brands, including core brands Carling, Coors Light, Molson Canadian and Staropramen, as well as craft and specialty beers such as Blue Moon, Cobra, Creemore Springs and Doom Bar. For more than 350 combined years, we have been brewing high-quality, innovative products with the purpose of delighting the world's beer drinkers and the goal to be the first choice for our consumers and customers. Our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
First Quarter 2015 Financial Highlights:
During the first quarter of 2015 we recognized net income from continuing operations attributable to MCBC of $79.2 million, or $0.42 per diluted share, representing a decrease of $86.1 million, or 52.1% versus the prior year. Additionally, underlying after-tax income decreased 15.8%, to $86.1 million, or $0.46 per diluted share. These decreases are mainly driven by unfavorable foreign currency movements, a higher effective tax rate, lower volumes and the impact of the termination of certain business contracts, as discussed below. Additionally, the decrease in net income from continuing operations versus the prior year was also partially driven by a $71.6 million net increase in special and non-core charges in the first quarter of 2015, primarily due to gains recognized in the prior year, as further discussed below. These factors were partially offset by positive pricing and sales mix, cost reductions and lower net interest expense versus the first quarter of 2014. Net sales decreased 14.2%; however, excluding the impact of foreign currency movements, net sales decreased only 3.0%, driven by lower volume in the quarter. Worldwide beer volume decreased 3.5% and underlying EBITDA decreased by 9.0%. Additionally, we used $162.2 million in underlying free cash flow during the first quarter of 2015, which represents an increase in cash used of $97.6 million from the prior year, driven primarily by lower net income, adjusted for non-cash add-backs, as well as a decreased benefit from the timing of working capital activity, including higher cash paid for taxes. In addition to the drivers above, our results for the first quarter reflect continued challenging market conditions and cycling a strong quarter in the previous year; however, despite these challenges, we continued to focus on building our brand strength, transforming our portfolio to the above premium segment and improving commercial execution. Further, we continued to focus on generating higher returns on our invested capital, managing our working capital and delivering a greater return on investment for our shareholders.
Regional financial highlights:

•
In our Canada segment, both income from continuing operations before income taxes and underlying pretax income were $30.9 million for the quarter, which decreased from the first quarter of 2014, by $57.4 million and $4.4 million, respectively. Both income from continuing operations before income taxes and underlying pretax income were significantly impacted by unfavorable foreign currency movements, as well as cycling the $1.4 million benefit of equity earnings and administrative cost recoveries recognized in the first quarter of 2014 from our Modelo Molson Imports, L.P. ("MMI") joint venture in Canada, which was terminated at the end of February 2014. The decrease in income from continuing operations before income taxes was also attributable to termination fee income of $63.2 million recognized in the first quarter of 2014, resulting from the termination of MMI. See Part I-Item 1. Financial Statements, Note 4, "Investments" to the unaudited condensed consolidated financial statements for further discussion.

•
In our U.S. segment, equity income in MillerCoors increased 5.3% to $129.3 million and underlying equity income in MillerCoors increased 5.0% to $129.3 million, both increases driven by higher pricing, positive sales mix and strong cost control, partially offset by lower volume.

•
Our Europe segment reported a loss from continuing operations before income taxes of $4.1 million in the first quarter of 2015, compared to income from continuing operations before income taxes of $27.0 million in the first quarter of 2014, and underlying pretax income of $4.5 million decreased 72.2%. Both decreases reflect weak consumer demand in some of our higher revenue and profit markets, as well as an industry volume mix shift to the economy segment where we chose not to pursue value ahead of volume. As a result, our first quarter results reflect positive pricing in most of our Europe markets, but also lower volume and negative sales mix. Higher severance costs also contributed to lower earnings versus a particularly strong quarter in the prior year. Additionally, the loss from continuing operations before income taxes includes accelerated depreciation recognized in the first quarter of 2015 related to the decision to close one of our brewing facilities in the U.K.

•
In our MCI segment, both loss from continuing operations before income taxes and underlying pretax loss were $5.4 million for the quarter, an increase of $2.4 million from the first quarter of 2014, due to unfavorable foreign currency movements and increased marketing investments.

See "Results of Operations" below for further analysis of our segment results.

Core brand highlights:

•	Volume for Carling, the number one beer brand in the U.K. and the largest brand in our Europe segment, declined during the first quarter of 2015, due to weak consumer demand in the U.K. beer market.

•
Coors Light global volume (including our proportionate percentage of MillerCoors' Coors Light volumes) increased slightly during the first quarter of 2015 by 0.6% versus the first quarter of 2014. The overall volume increase in the first quarter was driven by increases in Europe and Latin America, partially offset by lower volumes in the U.S. and Canada. The declines in the U.S. and Canada were partly due to ongoing competitive pressures. We continue to implement plans to reverse the declines in Coors Light performance in Canada and the U.S., and have started to see improvements in the first quarter of 2015 in the U.S.

•	Molson Canadian volume in Canada decreased during the first quarter of 2015 versus the prior year, primarily driven by cycling strong volumes in the prior year from the Winter Olympics.

•
Staropramen volume decreased overall during the first quarter of 2015, versus the first quarter of 2014, primarily driven by competitive challenges and overall industry declines in Czech Republic, Staropramen's primary market. Above premium Staropramen (outside of Czech Republic) grew volume in the region and achieved strong growth in the international markets of Ukraine, Germany and the U.K.

The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three months ended March 31, 2015, and March 31, 2014, and provides a reconciliation of "underlying income," a non-GAAP measure, to its nearest U.S. GAAP measure. See Part I-Item 1. Financial Statements, “Condensed Consolidated Statements of Operations” for additional details of our U.S. GAAP results.

	Three Months Ended
	March 31, 2015	March 31, 2014	% change
	(In millions, except percentages and per share data)
Volume in hectoliters	5.632	5.913	(4.8)%
Net sales	$700.0	$816.0	(14.2)%
Net income attributable to MCBC from continuing operations	$79.2	$165.3	(52.1)%
Adjustments:
Special items, net(1)	8.6	(52.5)	(116.4)%
42% of MillerCoors specials items, net of tax(2)	—	0.3	(100.0)%
Unrealized mark-to-market (gains) and losses(3)	(0.1)	0.4	(125.0)%
Other non-core items(4)	—	(11.3)	(100.0)%
Tax effect on special and non-GAAP items(5)	(1.6)	—	N/M
Non-GAAP: Underlying income attributable to MCBC from continuing operations, net of tax	$86.1	$102.2	(15.8)%
Net Income attributable to MCBC per diluted share from continuing operations	$0.42	$0.89	(52.8)%
Non-GAAP: Underlying net income attributable to MCBC per diluted share from continuing operations	$0.46	$0.55	(16.4)%
N/M = Not meaningful

(1)
See Part I—Item 1. Financial Statements, Note 6, "Special Items" of the unaudited condensed consolidated financial statements for additional information. Special items for the three months ended March 31, 2015, and March 31, 2014, include accelerated depreciation expense of $11.8 million and accelerated amortization expense of $4.9 million, respectively, which are included in our adjustments to arrive at underlying EBITDA in the table below.

(2)
See "Results of Operations" - "United States Segment" - "Special Items, net" below for additional information. There were no tax effects related to our share of MillerCoors special items for the three months ended March 31, 2014.

(3)
The unrealized changes in fair value on our commodity swaps not designated in hedging relationships are recorded as cost of goods sold within our Corporate business activities. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. Related to these derivatives, we recorded unrealized net gains of $0.1 million and losses of $0.9 million during the three months ended March 31, 2015, and March 31, 2014, respectively.

Additionally, within other income (expense), we recorded unrealized gains of $0.5 million in the three months ended March 31, 2014, related to foreign currency movements on the €500 million convertible note.

(4)
In the first quarter of 2014, we recognized a gain of $11.3 million within marketing, general and administrative expenses related to the release of an indirect tax reserve recorded in conjunction with the initial purchase accounting for the acquisition (the "Acquisition") of StarBev Holdings S.à r.l. ("StarBev") from StarBev L.P. (the "Seller") on June 15, 2012, which is related to the settlement of certain local country regulatory matters associated with pre-acquisition periods.

(5)
The effect of taxes on the adjustments used to arrive at underlying income, a non-GAAP measure, is calculated based on applying the estimated underlying full-year effective tax rate to actual underlying earnings, excluding special and non-core items. The effect of taxes on special and non-core items is calculated based on the statutory tax rate applicable to the item being adjusted for in the jurisdiction from which each adjustment arises. Additionally, the three months ended March 31, 2014, include an income tax benefit of $16.2 million recognized in the first quarter of 2014 related to the release of an income tax reserve recorded in conjunction with the initial purchase accounting for the Acquisition and is related to the settlement of certain local country regulatory matters associated with pre-acquisition periods. This income tax benefit fully offset the income tax effect on the adjustments used to arrive at underlying income for the three months ended March 31, 2014.

The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three months ended March 31, 2015, and March 31, 2014, and provides a reconciliation of "underlying EBITDA", a non-GAAP measure, to its nearest U.S. GAAP measure. See Part I-Item 1. Financial Statements, “Condensed Consolidated Statements of Operations” for additional details of our U.S. GAAP results.

	Three Months Ended
	March 31, 2015	March 31, 2014	% change
	(In millions, except percentages and per share data)
Net income attributable to MCBC from continuing operations	$79.2	$165.3	(52.1)%
Add: Net income (loss) attributable to noncontrolling interests	1.5	(0.5)	N/M
Net income (loss) from continuing operations	$80.7	$164.8	(51.0)%
Adjustments:
Add: Interest expense (income), net	29.2	35.4	(17.5)%
Add: Income tax expense (benefit)	12.8	4.8	166.7%
Add: Depreciation and amortization	77.5	81.2	(4.6)%
Adjustments included in underlying income(1)	8.5	(63.4)	(113.4)%
Adjustments to arrive at underlying EBITDA(2)	(11.8)	(4.9)	140.8%
Adjustments to arrive at underlying EBITDA related to our investment in MillerCoors(3)	31.7	33.3	(4.8)%
Non-GAAP: Underlying EBITDA	$228.6	$251.2	(9.0)%
N/M = Not meaningful

(1)	Includes adjustments to non-GAAP underlying income within the table above related to special and non-core items.

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

Worldwide beer volume
Worldwide beer volume (including adjacencies, such as cider) is comprised of our financial volume, royalty volume and proportionate share of equity investment STRs. Financial volume represents owned beer brands sold to unrelated external customers within our geographical markets, net of returns and allowances. Royalty beer volume consists of our brands produced and sold by third parties under various license and contract-brewing agreements. Equity investment STR brand volume represents our ownership percentage share of volume in our subsidiaries accounted for under the equity method, including MillerCoors and MMI, our former joint venture in Canada with Grupo Modelo S.A.B. de C.V. ("Modelo"). We finalized the termination of our MMI joint venture in the first quarter of 2014. As such, our worldwide beer volume for the three months ended March 31, 2014, includes our percentage share of volume in MMI through the transition period ended February 28, 2014. See Part I—Item 1. Financial Statements, Note 4, "Investments" of the unaudited condensed consolidated financial statements for further discussion.
The following table highlights summarized components of our worldwide beer volume for the three months ended March 31, 2015, and March 31, 2014.

	Three Months Ended
	March 31, 2015	March 31, 2014	% change
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	5.632	5.913	(4.8)%
Royalty volume(1)	0.334	0.300	11.3%
Owned volume	5.966	6.213	(4.0)%
Proportionate share of equity investment STR(2)	5.535	5.705	(3.0)%
Total worldwide beer volume	11.501	11.918	(3.5)%

(1)	Includes MCI segment royalty volume that is primarily in Russia, Ukraine and Mexico, and Europe segment royalty volume in Republic of Ireland.

(2)	Reflects the addition of our proportionate share of equity method investments STR for the periods presented.
Our worldwide beer volume decreased 3.5% in the three months ended March 31, 2015, due to lower volume in Europe, Canada and the U.S., partially offset by higher volume in MCI.
Net Sales
The following table highlights the drivers of change in net sales for the first quarter of 2015, versus the first quarter of 2014 by segment (in percentages):

	Volume	Price, Product and Geography Mix	Currency	Other	Total
Consolidated	(4.8)%	1.8%	(11.2)%	—%	(14.2)%
Canada	(2.1)%	3.8%	(11.3)%	(0.1)%	(9.7)%
Europe	(7.0)%	(0.1)%	(11.2)%	0.1%	(18.2)%
MCI	12.9%	(13.2)%	(9.3)%	—%	(9.6)%
Corporate(1)	—%	—%	—%	33.3%	33.3%
(1)    Corporate net sales revenue includes the results of our water resources and energy operations in the state of Colorado.
Income taxes
Our effective tax rates were approximately 14% and 3% for the first quarter of 2015 and 2014, respectively. Our effective tax rates were significantly lower than the U.S. federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our foreign businesses, driven by lower statutory income tax rates and tax planning, as well as discrete items. The tax rate for the first quarter of 2015, increased versus the first quarter of 2014, primarily due to lower pretax income in 2015, and a lower net discrete tax benefit recognized in 2015. Our total net discrete tax benefit was $4.5 million in the first quarter of 2015, versus a $24.8 million net discrete tax benefit recognized in the first quarter of 2014. The net discrete tax benefit in 2014 was primarily due to the release of unrecognized tax benefits related to tax audits in Europe settled in the first quarter of 2014, along with the release of valuation allowances in Europe. Our underlying effective tax rates, a non-GAAP measure, were approximately 14% and 5% for the first quarter of 2015 and 2014, respectively. Our underlying effective tax rate was higher for the first quarter of 2015, due to a decrease in net discrete tax benefits during the quarter.

	Three Months Ended
	March 31, 2015	March 31, 2014
Effective tax rate	14%	3%
Adjustments:
Non-core tax benefits	—%	7%
Tax impact of special and other non-core items	—%	(5)%
Non-GAAP: Underlying effective tax rate	14%	5%
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
Results of Operations
Canada Segment

	Three Months Ended
	March 31, 2015	March 31, 2014	% change
	(In millions, except percentages)
Volume in hectoliters	1.530	1.563	(2.1)%
Sales	$409.3	$455.6	(10.2)%
Excise taxes	(95.8)	(108.5)	(11.7)%
Net sales	313.5	347.1	(9.7)%
Cost of goods sold	(199.3)	(216.7)	(8.0)%
Gross profit	114.2	130.4	(12.4)%
Marketing, general and administrative expenses	(84.7)	(96.0)	(11.8)%
Special items, net(1)	—	53.0	(100.0)%
Operating income (loss)	29.5	87.4	(66.2)%
Other income (expense), net	1.4	0.9	55.6%
Income (loss) from continuing operations before income taxes	$30.9	$88.3	(65.0)%
Adjusting items:
Special items, net(1)	—	(53.0)	(100.0)%
Non-GAAP: Underlying pretax income (loss)	$30.9	$35.3	(12.5)%

(1)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" to the unaudited condensed consolidated financial statements for detail of special items.
Significant events
In April 2014, the Ontario Premier's Advisory Council on Government Assets (the "Council") began a review that included evaluating the beer retailing and distribution system in Ontario, for which Brewers' Retail Inc. ("BRI") is the primary beer retail and distribution channel. In April 2015, as a result of this review and our negotiations with the Council, we, along with the other owners of BRI, agreed, in principle subject to entry into definitive binding documents, to enter into a new beer framework agreement (the "New Framework") with the Province of Ontario, currently anticipated to be finalized and effective by June 30, 2015, with the implementation of some of the provisions to begin in the fourth quarter of 2015. The New Framework is designed to further enhance the overall beer retail and distribution system within Ontario, as well as provide easier access to market for small brewers. The New Framework will include the implementation of an additional Canadian Dollar ("CAD") 100 million annual tax on all beer volume sold in Ontario, which will be phased in over four years beginning November 1, 2015. Additionally, with the exception of adjustments for increases in annual inflation, the two largest brewers in Ontario will have restrictions on price increases for certain packaging types of the largest Ontario brands until the second quarter of 2017. The New Framework is also intended to increase convenience and choice available for consumers by increasing the number and types of outlets where beer is sold (including introducing beer sales to a specified number of grocery stores), increasing the required level of shelf space allocated to small brewers in retail outlets, as well as allowing for incremental packaging options at the Liquor Control Board of Ontario ("LCBO") and agents of the LCBO. The New Framework will also provide qualifying licensees (restaurants and bars) the ability to purchase beer at BRI retail outlets at the same price as retail consumers. Further, BRI will commit to invest CAD 100 million of capital spending over the next four years, 80% of which will be directed toward enhancements to the purchasing experience for consumers. The New Framework will also incorporate many of the proposed changes to the BRI ownership structure that were announced in January 2015, allowing all other Ontario brewers, regardless of size, to participate in the ownership and governance of BRI. The changes resulting from the New Framework may have an adverse effect on our Canada business and financial results; however, we are still evaluating the full impact of these changes, as well as what actions we may take to mitigate any negative impacts. The ultimate outcome and potential impact to our Canada business remains to be fully determined upon finalization and execution of the definitive binding documents.
In the fourth quarter of 2014, we entered into an agreement with SABMiller ("Miller") for the accelerated termination of our license agreement, effective March 2015, under which we had exclusive rights to distribute certain Miller products in Canada. As a result, beginning in the second quarter of 2015, we no longer distribute the Miller brands in Canada, which will adversely impact our volume and sales prospectively. We recognized net sales under this agreement of $11.5 million and $13.9 million for the three months ended March 31, 2015, and March 31, 2014, respectively. Additionally, in the fourth quarter of 2014, we became aware of a legal dispute related to BRI which could result in an adverse impact to our future results. See Part I—Item 1. Financial Statements, Note 15, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for further discussion.
In the first quarter of 2014, we finalized the termination of our MMI joint venture relationship in Canada. As such, our results for the three months ended March 31, 2014, include our percentage share of the MMI results through the transition period ended February 28, 2014. See Part I—Item 1. Financial Statements, Note 4, "Investments" to the unaudited condensed consolidated financial statements for further discussion.
Foreign currency impact on results
During the three months ended March 31, 2015, the CAD depreciated versus the USD on an average basis, resulting in a decrease of $2.7 million to both our USD earnings before income taxes and USD underlying pretax income. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional gains and losses is recorded within other income (expense).
Volume and net sales
Our Canada STRs decreased 3.7% during the three months ended March 31, 2015, primarily driven by the loss of the distribution rights to the Modelo brands associated with the termination of the MMI joint venture in the first quarter of 2014, along with competitive promotional activity across Canada.
Our net sales per hectoliter increased 3.8% in local currency during the three months ended March 31, 2015, driven by positive net pricing and mix.
Cost of goods sold
Our cost of goods sold per hectoliter in local currency increased 5.6% during the three months ended March 31, 2015, driven by input cost inflation, volume deleverage and higher distribution costs, partially offset by cost savings.
Marketing, general and administrative expenses
Our marketing, general and administrative expenses decreased 0.7% in local currency for the three months ended March 31, 2015, driven by a shift in timing of marketing investments versus the first quarter of 2014.
Special items, net
During the first quarter of 2014, we finalized the termination of our MMI joint venture and concurrently recognized a charge of $4.9 million for the accelerated amortization of the remaining carrying value of our definite-lived intangible asset associated with the agreement, as well as recorded income of $63.2 million for the payment received upon termination. See Part I—Item 1. Financial Statements, Note 4, "Investments" to the unaudited condensed consolidated financial statements for further discussion.

United States Segment

	Three Months Ended
	March 31, 2015	March 31, 2014	% change
	(In millions, except percentages)
Volumes in hectoliters(1)	16.101	16.488	(2.3)%
Sales	$2,025.8	$2,050.1	(1.2)%
Excise taxes	(251.2)	(259.7)	(3.3)%
Net sales	1,774.6	1,790.4	(0.9)%
Cost of goods sold	(1,076.2)	(1,094.1)	(1.6)%
Gross profit	698.4	696.3	0.3%
Marketing, general and administrative expenses	(389.1)	(398.1)	(2.3)%
Special items, net	—	(0.7)	(100.0)%
Operating income	309.3	297.5	4.0%
Interest income (expense), net	(0.3)	(0.3)	—%
Other income (expense), net	1.3	0.3	N/M
Income (loss) from continuing operations before income taxes	310.3	297.5	4.3%
Income tax expense	(1.1)	(1.9)	(42.1)%
Net income (loss) from continuing operations	309.2	295.6	4.6%
Net (income) loss attributable to noncontrolling interests	(4.6)	(4.4)	4.5%
Net income (loss) attributable to MillerCoors	$304.6	$291.2	4.6%
Adjusting items:
Special items, net of tax	—	0.7	(100.0)%
Non-GAAP: Underlying net income attributable to MillerCoors	$304.6	$291.9	4.4%
N/M = Not meaningful

(1)	Includes contract brewing and company-owned distributor sales, which are excluded from our worldwide beer volume calculation.
The following represents our proportionate share in net income attributable to MillerCoors reported under the equity method:

	Three Months Ended
	March 31, 2015	March 31, 2014	% change
	(In millions, except percentages)
Net income attributable to MillerCoors	$304.6	$291.2	4.6%
MCBC economic interest	42%	42%
MCBC proportionate share of MillerCoors net income	$127.9	$122.3	4.6%
Amortization of the difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(1)	1.1	1.1	—%
Share-based compensation adjustment(1)	0.3	(0.6)	(150.0)%
Equity income in MillerCoors	$129.3	$122.8	5.3%
Adjusting items:
MCBC proportionate share of MillerCoors special items, net of tax	—	0.3	(100.0)%
Non-GAAP: Underlying equity income in MillerCoors	$129.3	$123.1	5.0%

(1)	See Part I—Item 1. Financial Statements, Note 4, "Investments" to the unaudited condensed consolidated financial statements for a detailed discussion of these equity method adjustments.

The following table highlights the drivers of change in MillerCoors net sales for the first quarter of 2015, versus the first quarter of 2014 (in percentages):

	Volume	Domestic Price, Product and Geography Mix	Currency	Other	Total
MillerCoors	(2.3)%	1.6%	—%	(0.2)%	(0.9)%
Volume and net sales
MillerCoors domestic STRs for the three months ended March 31, 2015, declined 2.7%. Domestic STWs for the three months ended March 31, 2015, decreased 2.5%.
Domestic net sales per hectoliter, which excludes contract brewing and company-owned distributor sales, increased 1.6% for the three months ended March 31, 2015, due to favorable net pricing and positive sales mix. Total net sales per hectoliter, including contract brewing and company-owned distributor sales, increased 1.5% for the three months ended March 31, 2015. Contract brewing volumes decreased 1.0% for the three months ended March 31, 2015.
Cost of goods sold
Cost of goods sold per hectoliter increased 0.7% for the three months ended March 31, 2015, driven by brewery inflation, higher costs associated with brand innovation and lower fixed-cost absorption due to lower volumes. This increase was partially offset by lower input costs on malt and fuel, as well as by supply chain cost savings.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 2.3% for the three months ended March 31, 2015, driven primarily by lower general and administrative costs, partially offset by slightly higher marketing investments.
Other information
MillerCoors recognized $76.7 million and $79.1 million of depreciation and amortization during the three months ended March 31, 2015, and March 31, 2014, respectively.
MillerCoors delivered incremental cost savings of approximately $15 million in the three months ended March 31, 2015, primarily related to procurement savings, logistics and brewery efficiencies. We benefit from 42% of the MillerCoors cost savings.
MillerCoors distributes its excess cash to its owners, SABMiller and MCBC, on a 58%/42% basis, respectively. As of March 31, 2015, and December 31, 2014, MillerCoors had cash of $18.3 million and $9.3 million, respectively. As of both March 31, 2015, and December 31, 2014, MillerCoors total debt was $1.7 million. There are no restrictions from external sources on its ability to make cash distributions to its owners.
MillerCoors contributed $36.1 million to its defined benefit pension plans during the three months ended March 31, 2015. For 2015, MillerCoors' contributions to its defined benefit pension plans are expected to be approximately $100 million to $120 million (our 42% share is $42 million to $50 million), which are not included in our contractual cash obligations.

Europe Segment

	Three Months Ended
	March 31, 2015	March 31, 2014	% change
	(In millions, except percentages)
Volume in hectoliters(1)	3.798	4.085	(7.0)%
Sales(1)	$559.7	$685.8	(18.4)%
Excise taxes	(201.8)	(248.2)	(18.7)%
Net sales(1)	357.9	437.6	(18.2)%
Cost of goods sold	(236.9)	(286.0)	(17.2)%
Gross profit	121.0	151.6	(20.2)%
Marketing, general and administrative expenses	(117.2)	(126.2)	(7.1)%
Special items, net(2)	(8.6)	(0.5)	N/M
Operating income (loss)	(4.8)	24.9	(119.3)%
Interest income(3)	1.0	1.1	(9.1)%
Other income (expense), net	(0.3)	1.0	(130.0)%
Income (loss) from continuing operations before income taxes	$(4.1)	$27.0	(115.2)%
Adjusting items:
Special items, net(2)	8.6	0.5	N/M
Other non-core items	—	(11.3)	(100.0)%
Non-GAAP: Underlying pretax income (loss)	$4.5	$16.2	(72.2)%
N/M = Not meaningful

(1)
Gross segment sales include intercompany sales to MCI consisting of $0.9 million of net sales and 0.010 million hectoliters for the three months ended March 31, 2015. Gross segment sales include intercompany sales to MCI consisting of $1.2 million of net sales and 0.013 million hectoliters for the three months ended March 31, 2014. The offset is included within MCI cost of goods sold. These amounts are eliminated in the consolidated totals.

(2)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" to the unaudited condensed consolidated financial statements for detail of special items.

(3)	Interest income is earned on trade loans to on-premise customers exclusively in the U.K. and is typically driven by note receivable balances outstanding from period to period.
Significant events
Our contract for the distribution of the Modelo brands in the U.K. expired as of December 31, 2014, and the termination of our contract brewing arrangement with Heineken in the U.K. will be effective at the end of April 2015. As a result of the loss of these agreements, we are taking actions to lessen the impact of losing this revenue, including the closure of one of our brewing facilities in the U.K. We also entered into an agreement in January to sell our U.K. malting facility in the third quarter of 2015. Additionally, during the first quarter of 2015 and fourth quarter of 2014, we received assessments from a local country regulatory authority in Europe. While we intend to vigorously challenge the validity of the assessments and defend our position, if the assessments, as issued, are ultimately upheld, they could materially affect our results of operations. See Part I-Item 1. Financial Statements, Note 15, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for further discussion.
Foreign currency impact on results
Our Europe segment operates in numerous countries within Europe, and each country's operations utilize distinct currencies. Foreign currency movements favorably impacted our Europe USD loss from continuing operations before income taxes and USD underlying pretax income by $1.2 million and $0.6 million for the three months ended March 31, 2015, respectively. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional gains and losses is recorded within other income (expense).

Volume and net sales
Europe sales volume decreased 7.0% in the three months ended March 31, 2015, driven by weak consumer demand in some of our largest markets, along with the decision not to pursue volume at the expense of margins, as well as the loss of the Modelo brands in 2015.
Net sales per hectoliter decreased slightly in local currency by 0.1% in the three months ended March 31, 2015, primarily driven by the loss of the Modelo brand in the U.K., negative geographic mix and lower contract brewing volume, largely offset by positive pricing.
Cost of goods sold
Cost of goods sold per hectoliter increased 1.0% in local currency in the three months ended March 31, 2015, driven primarily by a mix shift to higher-cost packages and geographies.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 7.1% in local currency during the three months ended March 31, 2015, primarily due to an $11.3 million non-core gain recognized in the first quarter of 2014 related to the favorable resolution of an indirect-tax audit, along with increased severance costs recognized in the first quarter of 2015. Excluding the non-core gain in the first quarter of 2014, marketing, general and administrative expenses decreased 1.6% in local currency, driven by favorable timing of marketing investments.
Molson Coors International Segment

	Three Months Ended
	March 31, 2015	March 31, 2014	% change
	(In millions, except percentages)
Volume in hectoliters(1)	0.314	0.278	12.9%
Sales	$34.7	$37.8	(8.2)%
Excise taxes	(5.6)	(5.6)	—%
Net sales	29.1	32.2	(9.6)%
Cost of goods sold(2)	(19.2)	(20.8)	(7.7)%
Gross profit	9.9	11.4	(13.2)%
Marketing, general and administrative expenses	(14.6)	(14.4)	1.4%
Special items, net(3)	—	—	—%
Operating income (loss)	(4.7)	(3.0)	56.7%
Other income (expense), net	(0.7)	—	N/M
Income (loss) from continuing operations before income taxes	$(5.4)	$(3.0)	80.0%
Adjusting items	—	—	—%
Non-GAAP: Underlying pretax income (loss)	$(5.4)	$(3.0)	80.0%
N/M = Not meaningful

(1)	Excludes royalty volume of 0.296 million hectoliters and 0.263 million hectoliters for the three months ended March 31, 2015, and March 31, 2014, respectively.

(2)
Reflects gross segment amounts and for the three months ended March 31, 2015, and March 31, 2014, includes intercompany cost of goods sold from Europe of $0.9 million and $1.2 million, respectively. The offset is included within Europe net sales. These amounts are eliminated in the consolidated totals.

(3)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" to the unaudited condensed consolidated financial statements for detail of special items.
Significant events
In accordance with our strategy to increase our international portfolio and deepen our reach into the rapidly growing India beer market, MCI acquired Mount Shivalik Breweries Ltd (“MSBL”), a regional brewer, on April 1, 2015. As part of the transaction, MCI acquired MSBL's entire brand portfolio, including the leading strong-beer brand, Thunderbolt, and assumed direct control over brewing operations. The acquisition of MSBL adds two breweries and more than doubles our brewing capacity in India, which is in line with our strategy to grow our regional brand portfolio in India. We believe this acquisition will result in a powerful combination of industry leading brewing expertise, brand reach and operational efficiency that will allow us to accelerate the growth of our brands within the India market.
Foreign currency impact on results
Our MCI segment operates in numerous countries around the world, and each country's operations utilize distinct currencies. Foreign currency movements unfavorably impacted both MCI's USD loss before income taxes and USD underlying pretax loss by $1.6 million for the three months ended March 31, 2015. These losses were primarily driven by declines in the Indian Rupee, Euro, Ukrainian Hryvnia and Russian Ruble. The impact of transactional foreign currency gains and losses is recorded within other income (expense).
Volume and net sales
Including royalty volumes, MCI total volume increased 12.8% in the three months ended March 31, 2015, primarily due to strong Coors Light growth in Latin America and volume growth in India.
Net sales per hectoliter decreased 20.0% in the three months ended March 31, 2015, driven by foreign currency movements and geographic mix changes.
Cost of goods sold
Cost of goods sold per hectoliter decreased 18.3% in the three months ended March 31, 2015, primarily driven by geographic mix changes and foreign currency movements.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 1.4% in the three months ended March 31, 2015, driven by higher marketing investments.
Corporate

	Three Months Ended
	March 31, 2015	March 31, 2014	% change
	(In millions, except percentages)
Volume in hectoliters	—	—	—%
Sales	$0.4	$0.3	33.3%
Excise taxes	—	—	—%
Net sales	0.4	0.3	33.3%
Cost of goods sold	(0.3)	(0.9)	(66.7)%
Gross profit	0.1	(0.6)	(116.7)%
Marketing, general and administrative expenses	(24.1)	(27.3)	(11.7)%
Special items, net(1)	—	—	—%
Operating income (loss)	(24.0)	(27.9)	(14.0)%
Interest expense, net	(30.2)	(36.5)	(17.3)%
Other income (expense), net	(3.0)	(1.1)	172.7%
Income (loss) from continuing operations before income taxes	$(57.2)	$(65.5)	(12.7)%
Adjusting items:
Unrealized mark-to-market (gains) and losses	(0.1)	0.4	(125.0)%
Non-GAAP: Underlying pretax income (loss)	$(57.3)	$(65.1)	(12.0)%

(1)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" to the unaudited condensed consolidated financial statements for detail of special items.

Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 11.7% in the three months ended March 31, 2015, primarily related to lower incentive compensation.
Interest expense, net
Net interest expense decreased 17.3% to $30.2 million for the three months ended March 31, 2015, primarily driven by lower interest expense recorded on our $300 million 2.0% notes due 2017 ("$300 million notes") and our $500 million 3.5% notes due 2022 ("$500 million notes") as a result of our interest rate swap hedges on these notes. Interest expense also decreased as a result of foreign exchange movements on foreign denominated debt.
Liquidity and Capital Resources
Our primary sources of liquidity include cash provided by operating activities, access to external borrowings and monetization of assets. We believe that cash flows from operations, including distributions from MillerCoors, and cash provided by short-term and long-term borrowings, when necessary, will be more than adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, anticipated dividend payments, potential stock repurchases and capital expenditures for the next twelve months, and our long-term liquidity requirements. A significant portion of our trade receivables are concentrated in Europe. While these receivables are not concentrated in any specific customer and our allowance on these receivables factors in collectibility, we may encounter difficulties in our ability to collect due to the impact to our customers of any further economic downturn within Europe.
A significant portion of our cash flows from operating activities are generated outside the U.S. in currencies other than USD. As of March 31, 2015, approximately 68% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but under current law would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We accrue for U.S. federal and state tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue for U.S. federal and state tax consequences. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. These financing arrangements, along with the distributions received from MillerCoors, are sufficient to fund our current cash needs in the U.S.
Net Working Capital
As of March 31, 2015, December 31, 2014, and March 31, 2014, we had debt-free net working capital of negative $34.8 million, positive $103.0 million and positive $42.9 million, respectively. Short-term borrowings and the current portion of long-term debt are excluded from net working capital, as they are not reflective of the ongoing operational requirements of the business. The levels of working capital required to run our business fluctuate with the seasonality in our business. Our working capital is also sensitive to foreign exchange rates, as a significant portion of our current assets and current liabilities are denominated in either CAD or our European operating currencies such as, but not limited to, Euro, British Pound, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu, Bulgarian Lev and Hungarian Forint, while financial results are reported in USD. Below is a table outlining our current and historical net working capital levels:

	As of
	March 31, 2015	December 31, 2014	March 31, 2014
	(In millions)
Current assets	$1,278.1	$1,578.9	$1,484.3
Less: Current liabilities	(2,254.1)	(2,325.3)	(2,071.8)
Add: Current portion of long-term debt and short-term borrowings	941.2	849.4	630.4
Net working capital (deficit)	$(34.8)	$103.0	$42.9
The decrease in net working capital from December 31, 2014, to March 31, 2015, is primarily related to an overall decrease in cash balances due to additional cash used in the current year to pay our discretionary cash contribution of $227.1 million made to our U.K. pension plan, slightly offset by a decrease in accounts payable due to normal seasonality. The decrease in net working capital from March 31, 2014, to March 31, 2015, is primarily related to decreased inventory levels, as well as a decrease in accounts receivable, slightly offset by a decrease in accounts payable due to timing. See additional discussion below and Part I—Item 1. Financial Statements, Note 11, "Debt" to the unaudited condensed consolidated financial statements for further details of the current portion of long-term debt and short-term borrowings.
Cash Flows
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. Risk Factors in our Annual Report.
Cash Flows from Operating Activities
Net cash used in operating activities was $202.6 million for the three months ended March 31, 2015, compared to net cash provided by operating activities of $149.7 million for the three months ended March 31, 2014. This decrease in cash flows was driven by higher cash paid for pensions, including a $227.1 million discretionary payment to our U.K. pension plan, as well as lower net income, adjusted for non-cash add-backs.
Cash Flows from Investing Activities
Net cash used in investing activities of $193.2 million for the three months ended March 31, 2015, increased by $19.7 million compared to the three months ended March 31, 2014, driven primarily by higher net investments in MillerCoors and higher capital expenditures.
Cash Flows from Financing Activities
Net cash provided by financing activities was $123.3 million for the three months ended March 31, 2015, compared to net cash used in financing activities of $80.2 million for the three months ended March 31, 2014.

•
Net proceeds from our revolving credit facilities and commercial paper were $157.8 million during the three months ended March 31, 2015, versus net repayments of $41.8 million during the three months ended March 31, 2014. Additionally, during the three months ended March 31, 2014, we paid $46.3 million (€34.0 million) related to amounts previously withheld on the €500 million convertible note to the Seller and settled the remaining cross currency swap for $65.2 million, which were extended and designated as a net investment hedge in the fourth quarter of 2011.

•	The increase in cash is partially offset by a decrease in cash provided by our net overdraft borrowings on our European cross-border, cross-currency cash pool within our Europe business.
Underlying Free Cash Flow
For the three months ended March 31, 2015, we used $162.2 million of underlying free cash flow due to normal seasonality. This represents an increase in cash use of $97.6 million from the three months ended March 31, 2014, primarily driven by lower underlying income, after considering non-cash adjustments, as well as a decreased benefit from working capital changes, including higher cash paid for taxes.
The following table provides a reconciliation of Underlying Free Cash Flow to the nearest U.S. GAAP measure (net cash provided by operating activities):

		Three Months Ended
		March 31, 2015	March 31, 2014
		(In millions)
U.S. GAAP:	Net Cash Provided by (Used In) Operating Activities	$(202.6)	$149.7
Less:	Additions to properties(1)	(73.7)	(65.3)
Less:	Investment in MillerCoors(1)	(417.9)	(354.9)
Add:	Return of capital from MillerCoors(1)	310.4	259.5
Add/(Less):	Cash impact of special items(2)	(5.5)	(57.1)
Add:	Discretionary pension contribution(3)	227.1	—
Add:	MillerCoors investments in businesses(4)	—	1.3
Add:	MillerCoors cash impact of special items(4)	—	2.2
Non-GAAP:	Underlying Free Cash Flow	$(162.2)	$(64.6)

(1)	Included in net cash used in investing activities.

(2)	Included in net cash provided by (used in) operating activities and primarily reflects termination fees received in addition to costs paid for restructuring activities.

(3)	Discretionary cash contribution of $227.1 million made to our U.K. pension plan included in net cash used in operating activities.

(4)	Amounts represent our proportionate 42% share of the cash flow impacts.
Capital Resources
Cash and Cash Equivalents
As of March 31, 2015, we had total cash and cash equivalents of $317.6 million, compared to $624.6 million at December 31, 2014, and $337.6 million at March 31, 2014. The decrease in cash and cash equivalents at March 31, 2015, from December 31, 2014, was primarily driven by our discretionary cash contribution of $227.1 million made to our U.K. pension plan in the first quarter of 2015. Our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 90 days or less. These investments are viewed by management as low-risk investments and on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary. We also utilize cash pooling arrangements to facilitate the access to cash across Europe.
Borrowings
The majority of our outstanding borrowings as of March 31, 2015, consisted of fixed-rate senior notes, with maturities ranging from 2015 to 2042, including CAD 900 million notes due September 2015. During 2014, we entered into interest rate swaps to economically convert our fixed rate $500 million 3.5% notes due 2022 to floating rate debt. Additionally, in the first quarter of 2015, we entered into interest rate swaps with an aggregate notional amount of $300 million and a cross currency swap with a notional of EUR 265 million ($300 million upon execution) to economically convert our fixed rate $300 million 2.0% notes due in 2017 to floating rate, Euro denominated debt. We also hold short-term borrowings primarily related to our commercial paper program, overdrafts from our European cash pool and revolving credit facilities. See Part I—Item 1. Financial Statements, Note 11, "Debt" to the unaudited condensed consolidated financial statements for details of our outstanding borrowings as of March 31, 2015, and December 31, 2014.
Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on such credit facilities if the need arises. There were no outstanding borrowings under our $750 million revolving credit facility as of March 31, 2015. We have $622.2 million available to draw on under our $750 million revolving credit facility, as the borrowing capacity is reduced by borrowings under our commercial paper program, of which we had $127.8 million outstanding as of March 31, 2015. We also have Japanese Yen ("JPY") uncommitted lines of credit, CAD and British Pound ("GBP") overdraft facilities with several banks should we need additional short-term liquidity. We also have a revolving credit facility in Europe to provide €100 million on an uncommitted basis through September 2015. As of March 31, 2015, we had outstanding borrowings on this revolving credit facility of $26.8 million.
Beginning in the second quarter of 2014, we began entering into forward starting interest rate swap agreements to manage our exposure to the volatility of the interest rates associated with future interest payments on a forecasted debt issuance. The forward starting interest rate swaps have an effective date of September 2015 and a termination date of September 2025 mirroring the terms of the forecasted debt issuance. Under the agreements, we are required to early terminate these swaps in 2015 at the time we expect to issue the forecasted debt. See Part I—Item 1. Financial Statements, Note 11, "Debt" and Note 13, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements for further details.
Under the terms of some of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions. The covenants specify that our leverage ratio cannot exceed 3.5x debt to EBITDA, as defined in our credit agreement. As of March 31, 2015, and December 31, 2014, we were in compliance with all of these restrictions and have met all debt payment obligations.
Use of Cash
During the three months ended March 31, 2015, we had net borrowings of $127.8 million under our commercial paper program. See Part I—Item 1. Financial Statements, Note 11, "Debt" to the unaudited condensed consolidated financial statements for further discussion. As we continue to evaluate opportunities to deleverage, we may consider prepayment of our debt. During the three months ended March 31, 2015, we made contributions to our defined benefit pension plans of $233.9 million.

In February 2015, our Board of Directors approved and authorized a new program to repurchase up to $1.0 billion of our Class A and Class B common stock with a program term of four years. Under this program, we entered into an accelerated share repurchase agreement (“ASR”) with a financial institution beginning in April 2015 and received an initial delivery of our Class B common stock under the ASR for approximately $50 million. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the applicable purchase period of each ASR based on the volume weighted-average price of our common stock during that period. See Part I—Item 1. Financial Statements, Note 9, "Earnings Per Share" to the unaudited condensed consolidated financial statements for further details and application of the ASR.
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

	Three Months Ended
	March 31, 2015	March 31, 2014
Weighted-Average Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.24	1.11
Euro (EUR)	0.89	0.73
British Pound (GBP)	0.66	0.60
Czech Koruna (CZK)	24.60	19.99
Croatian Kuna (HRK)	6.88	5.57
Serbian Dinar (RSD)	109.08	84.12
New Romanian Leu (RON)	3.92	3.27
Bulgarian Lev (BGN)	1.72	1.43
Hungarian Forint (HUF)	273.14	222.95

	As of
	March 31, 2015	December 31, 2014
Closing Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.27	1.16
Euro (EUR)	0.93	0.83
British Pound (GBP)	0.67	0.64
Czech Koruna (CZK)	25.68	22.86
Croatian Kuna (HRK)	7.12	6.33
Serbian Dinar (RSD)	111.98	100.30
New Romanian Leu (RON)	4.11	3.70
Bulgarian Lev (BGN)	1.82	1.62
Hungarian Forint (HUF)	279.98	261.64
The exchange rates for the three months ended March 31, 2015, and March 31, 2014, have been calculated based on the average of the foreign exchange rates during the relevant period and have been weighted according to the foreign denominated earnings before interest and taxes of the USD equivalent.
Foreign currencies in the countries in which we operate, specifically the CAD, EUR, CZK, HRK and RSD, have devalued significantly over the last few months. If these rates are maintained at similar levels throughout the remainder of 2015, then the impact on USD reported earnings may be material.
Capital Expenditures
We incurred $50.5 million, and have paid $73.7 million, for capital improvement projects worldwide in the three months ended March 31, 2015, excluding capital spending by MillerCoors and other equity method joint ventures, representing a decrease of $13.4 million from the $63.9 million of capital expenditures incurred in the three months ended March 31, 2014. We expect to incur total capital expenditures for 2015 of approximately $300 million, based on foreign exchange rates as of March 31, 2015, excluding capital spending by MillerCoors and other equity method joint ventures. We have increased our focus on where and how we employ our planned capital expenditures, specifically strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.
Contractual Obligations and Commercial Commitments
Contractual Cash Obligations as of March 31, 2015
A summary of our consolidated contractual cash obligations as of March 31, 2015, and based on foreign exchange rates at March 31, 2015, is as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Debt obligations	$3,235.4	$941.3	$694.1	$—	$1,600.0
Interest payments on debt obligations	1,682.0	111.0	175.1	145.0	1,250.9
Retirement plan expenditures(1)	102.4	32.6	14.8	15.5	39.5
Operating leases	114.4	28.3	33.8	21.5	30.8
Other long-term obligations(2)	2,180.9	686.2	622.4	330.6	541.7
Total obligations	$7,315.1	$1,799.4	$1,540.2	$512.6	$3,462.9
See Part I - Item 1. Financial Statements, Note 11, "Debt", Note 13, "Derivative Instruments and Hedging Activities", Note 14, "Pension and Other Postretirement Benefits" and Note 15, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for additional information.

(1)
We fund pension plans to meet the requirements set forth in applicable employee benefits laws. We may also voluntarily increase funding levels to meet financial goals. Our U.K. pension plan is subject to a statutory valuation for funding purposes every three years. The most recent valuation as of June 30, 2013, was completed during the first quarter of 2014 and resulted in a long-term funding commitment plan consisting of an MCBC guarantee of a GBP 150 million lump-sum contribution, which was made during the first quarter of 2015, and GBP 24 million annual contributions to be made from January 2017 through December 2026. We have taken numerous steps in recent years to reduce our exposure to these long-term pension obligations. However, given the net liability of these plans and their dependence upon the global financial markets for their financial health, the plans will continue to periodically require potentially significant amounts of cash funding.

(2)
The "other long-term obligations" line primarily includes non-cancellable purchase commitments as of March 31, 2015, that are enforceable and legally binding. The majority of the balance relates to commitments associated with our distribution agreements, long-term supply contracts with third parties to purchase raw materials, derivative payments, packaging materials and energy used in production, and advertising and promotions, including sports sponsorships.

Other commercial commitments as of March 31, 2015
Based on foreign exchange rates as of March 31, 2015, future commercial commitments are as follows:

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$53.8	$51.4	$2.4	$—	$—

Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. Additionally, during the first quarter of 2015 and the fourth quarter of 2014, we received assessments from a local country regulatory authority related to our Europe operations. While we intend to vigorously challenge the validity of the assessments and defend our position, if the assessments, as issued, are ultimately upheld it could materially affect our results of operations. See further discussion as described in Part I—Item 1. Financial Statements, Note 15, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for additional information.
Off-Balance Sheet Arrangements
In accordance with generally accepted accounting principles in the U.S., our operating leases are not reflected in our unaudited condensed consolidated balance sheets. Refer to Part II—Item 8 Financial Statements, Note 19, "Commitments and Contingencies" in our Annual Report for further discussion of these off-balance sheet arrangements. As of March 31, 2015, we did not have any other material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook for 2015
In the balance of the year, we continue to expect our 2015 results to be challenged by unfavorable changes in foreign currency, the termination of three major business contracts and a higher effective tax rate. Specifically, we expect our financial results for the balance of the year to continue to be negatively affected in the U.K. by the termination of our Modelo distribution arrangement, which occurred at the end of 2014, as well as the termination of our contract brewing arrangement with Heineken, which occurred at the end of April 2015. Additionally, effective March 31, 2015, we terminated our license agreement for the distribution of the Miller brands in Canada. We expect the loss of these three contracts to negatively impact our pretax profit for the remainder of the year. We are taking actions to lessen the impact of losing these income streams, including the closure of our Alton brewery to adjust our U.K. cost base to reflect the loss of the Heineken contract volume, along with the addition of the FEMSA brands to our business in Canada and adding the Modelo brands in certain of our Central European markets.
Despite these challenges, we will drive our strategy of building a stronger brand portfolio, strengthening our core brand positions, and increasing our share in above premium, craft and cider. We will continue to focus on delighting our consumers and our customers to ensure we are the first choice brewer in the geographies and segments where we choose to operate, and we will selectively build our international brands and strengthen our commercial capability. We will do this while ensuring that we have an appropriate cost base for our business and a strong focus on our approach to generating higher returns for our invested capital, managing our working capital and delivering a greater return on investment for our shareholders.
In Canada, we intend to continue to invest in our core brands and above premium, including craft, imports and flavored malt beverages. In early March, Molson Canadian introduced the next chapter of its Beer Fridge campaign, and in April launched a National Hockey League promotion nationally. We also introduced a new advertising campaign behind Coors Light in early March. In above premium, consumer demand remains strong for Coors Banquet, Molson Canadian Cider, and Mad Jack Apple Lager, which are expected to be introduced nationally in the second quarter of 2015, after a successful launch in Ontario and Quebec in 2014. The national launch of Coors Altitude is proceeding well, as is our expanded partnership for the marketing and distribution of the Heineken, Dos Equis, Sol and Strongbow brands. We are also launching Rickard’s Radler as a new seasonal offering for summer. Finally, in April, the Ontario government announced a new framework agreement that will result in significant changes to the beer retail and distribution system in Ontario. Over the past several months, we have been in meaningful discussions with Ontario government representatives on how beer will be sold in Ontario into the future. We will continue to work with the government and the other BRI owners to implement the agreed upon changes, once finalized. See Part I-Item 1. Financial Statements, Note 10, "Goodwill and Intangible Assets" to the unaudited condensed consolidated financial statements for further discussion of these changes.
In the U.S., we intend to lead the beer industry with quality innovations like Redd’s and Smith & Forge, with the latest extensions being Redd's Green Apple and Redd’s Wicked Mango. We will also introduce drinkers to new styles and flavors in our craft portfolio with offerings like Blue Moon White IPA and Leinenkugel’s Grapefruit Shandy. We will continue to strengthen Miller Lite’s success with a new national advertising campaign, and we will execute a holistic refresh of Coors Light that will extend across all consumer touch points, starting with new packaging that emphasizes its ‘Born in the Rockies’ heritage. The brand also debuted new national television advertising in March designed to emphasize Coors Light’s unique refreshment and will launch additional television advertising in June. Additionally, in April 2015, we re-introduced the summer line extension, Coors Light Citrus Radler, with a new name and packaging. Finally, we will continue to build first choice customer partnerships, working with our distributors to bring more resources to the on-premise with our Building with Beer retail strategy, which leverages the higher velocity and broad appeal of American light lagers.
In Europe, although some of our largest markets continue to be weak this year, our segment core brands will receive incremental investments in the remainder of 2015. We also intend to continue the strong momentum of our above premium, craft and cider portfolio, including expanding Carling British Cider to more Europe markets, introducing new Sharps brands in the U.K., and adding the Modelo brands to our international premium brand portfolio in our Central European markets this year. We are also taking important steps in the first half of this year to ensure that we have a meaningful and efficient supply chain in the U.K., including entering into an agreement in January to sell our Burton malting operations in the third quarter of 2015, and in March, purchasing the brewing and kegging operation of Thomas Hardy’s Burtonwood brewery in England, which will give us greater capability and flexibility to grow our U.K. craft business. Meanwhile, following the termination of our U.K. contract-brewing arrangement with Heineken at the end of April, we are closing our Alton brewery in May 2015, in order to ensure that our supply chain capacity is aligned with the needs of our business.
In MCI, we will focus on growth and expansion in new and existing markets. We will continue to drive strong momentum on Coors Light and Coors 1873 in Latin America, along with growth in our India business. Our recent acquisition of Mount Shivalik Breweries Ltd in India is in line with our strategy to grow our regional brand portfolio and adds two breweries in two large Indian markets and more than doubles our brewing capacity in this market. This acquisition gives us a powerful combination of industry-leading brewing expertise, brand reach and operational efficiency that will allow us to grow our brands even further in India, one of the fastest-growing beer markets globally.
We expect 2015 marketing, general and administrative expense in Corporate to be approximately $110 million, excluding foreign exchange movements.
We currently anticipate approximately $260 million of cash contributions to our defined benefit pension plans in 2015, based on foreign exchange rates at March 31, 2015, which includes $233.9 million of contributions made in the first quarter of 2015. MillerCoors, BRI and BDL contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements.
Interest
We anticipate 2015 consolidated net interest expense of approximately $120 million, based on foreign exchange rates and our current hedging positions at March 31, 2015.

Tax
Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled. We expect our 2015 underlying tax rate to be in the range of 18% to 22%. After this year, we expect our underlying tax rate to be near the low end of our long-term range of 20% to 24% for the next few years, assuming no further changes in tax laws, settlement of tax audits, or adjustments to our uncertain tax positions. There are proposed or pending tax law changes in various jurisdictions in which we do business that, if enacted, may have an impact on our underlying effective tax rate.
Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first quarter of 2015. Refer to Part I—Item 1. Financial Statements, Note 10, "Goodwill and Intangible Assets" to the unaudited condensed consolidated financial statements for discussion of the results of our 2014 annual impairment testing analysis and the related risks to our indefinite-lived intangible brand assets and goodwill amounts associated with our reporting units.
New Accounting Pronouncements Not Yet Adopted
Revenue Recognition
In May 2014, the FASB issued authoritative guidance related to new accounting requirements for the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. The requirements of the new standard are effective for the annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. In April 2015, a one-year delay in the effective date of the new standard was proposed. Under this proposal, early adoption will be allowed, but not earlier than the original effective date. We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance.
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
For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Item 1. Financial Statements, Note 13, "Derivative Instruments and Hedging Activities", to the unaudited condensed consolidated financial statements. On a rolling twelve-month basis, maturities of derivative financial instruments held on March 31, 2015, based on foreign exchange rates as of March 31, 2015, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$50.3	$(0.3)	$31.5	$(0.1)	$19.2
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

The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolios, with the exception of interest rate risk to our interest rate swaps in which we have applied an absolute 1% adverse change to the respective instrument's interest rate:

	As of
	March 31, 2015	December 31, 2014
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(35.3)	$(35.8)
Swaps	$(10.4)	$(5.7)
Foreign currency denominated debt	$(114.5)	$(125.6)
Interest rate risk:
Debt	$(113.3)	$(111.9)
Swaps	$(17.3)	(2.4)
Commodity price risk:
Swaps	$(18.6)	$(20.4)
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
On December 12, 2014, a notice of action captioned David Hughes and 631992 Ontario Inc. v. Liquor Control Board of Ontario, Brewers Retail Inc., Labatt Breweries of Canada LP, Molson Coors Canada and Sleeman Breweries Ltd. No. CV-14-518059-00CP was filed in Ontario, Canada. Brewers' Retail Inc. ("BRI") and its owners, including Molson Coors Canada, as well as the Liquor Control Board of Ontario ("LCBO") are named as defendants in the action. The plaintiffs allege that The Beer Store (retail outlets owned and operated by BRI) and LCBO improperly entered into an agreement to fix prices and market allocation within the Ontario beer market to the detriment of licensees and consumers. The plaintiffs seek to have the claim certified as a class action on behalf of all Ontario beer consumers and licensees and, among other things, damages in the amount of Canadian Dollar ("CAD") 1.4 billion. Although we are at an early stage of the proceedings, we note that The Beer Store operates according to the rules established by the Government of Ontario for regulation, sale and distribution of beer in the province. Additionally, prices at The Beer Store are independently set by each brewer and are approved by the LCBO on a weekly basis. Accordingly, we intend to vigorously assert and defend our rights in this lawsuit. See Part I—Item 1. Financial Statements, Note 15, "Commitments and Contingencies" of the unaudited condensed consolidated financial statements for additional information.
We are also involved in other disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions are expected to have a material impact on our business, consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In February 2015, our Board of Directors approved and authorized a new program to repurchase up to $1.0 billion of our Class A and Class B common stock with a program term of four years. Beginning in April 2015, under this program, we entered into an accelerated share repurchase agreement (“ASR”) with a financial institution. In exchange for up-front payments, the financial institution delivers shares of our common stock during the purchase periods of each ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the applicable purchase period of each ASR based on the volume weighted-average price of our common stock during that period. The up-front payments are accounted for as a reduction to shareholders’ equity in the unaudited condensed consolidated balance sheet in the periods the payments are made. We reflect the ASRs as a repurchase of common stock in the period delivered for purposes of calculating earnings per share and as forward contracts indexed to its own common stock. The ASR met all of the applicable criteria for equity classification, and therefore, is not accounted for as a derivative instrument.
We received an initial delivery of our Class B common stock under the ASR in April 2015 for an up-front payment of approximately $50 million. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the purchase period in June 2015.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
The following are filed as a part of this Quarterly Report on Form 10-Q:
(a)   Exhibits

Exhibit Number	Document Description
10.1	Employment letter between Molson Coors Brewing Company and Krishnan Anand, dated as of November 2, 2009.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2015, and March 31, 2014, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015, and March 31, 2014, (iii) the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2015, and December 31, 2014, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015, and March 31, 2014, (v) the Notes to Unaudited Condensed Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ BRIAN TABOLT
Brian Tabolt Global Controller (Chief Accounting Officer) May 7, 2015