Form 10-Q
period 2015-06-30
MOLSON COORS BREWING CO
filed 2015-08-06
CIK 24545

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2015:
Class A Common Stock— 2,562,594 shares
Class B Common Stock—162,773,925 shares
Exchangeable shares:
As of July 31, 2015, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares—2,891,240 shares
Class B Exchangeable shares—16,819,014 shares
The Class A exchangeable shares and Class B exchangeable shares are shares of the share capital in Molson Coors Canada Inc., a wholly-owned subsidiary of the registrant. They are publicly traded on the Toronto Stock Exchange under the symbols TPX.A and TPX.B, respectively. These shares are intended to provide substantially the same economic and voting rights as the corresponding class of Molson Coors common stock in which they may be exchanged. In addition to the registered Class A common stock and the Class B common stock, the registrant has also issued and outstanding one share each of a Special Class A voting stock and Special Class B voting stock. The Special Class A voting stock and the Special Class B voting stock provide the mechanism for holders of Class A exchangeable shares and Class B exchangeable shares to be provided instructions to vote with the holders of the Class A common stock and the Class B common stock, respectively. The holders of the Special Class A voting stock and Special Class B voting stock are entitled to one vote for each outstanding Class A exchangeable share and Class B exchangeable share, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The Special Class A voting stock and Special Class B voting stock are subject to a voting trust arrangement. The trustee which holds the Special Class A voting stock and the Special Class B voting stock is required to cast a number of votes equal to the number of then-outstanding Class A exchangeable shares and Class B exchangeable shares, respectively, but will only cast a number of votes equal to the number of Class A exchangeable shares and Class B exchangeable shares as to which it has received voting instructions from the owners of record of those Class A exchangeable shares and Class B exchangeable shares, other than the registrant or its subsidiaries, respectively, on the record date, and will cast the votes in accordance with such instructions so received.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Sales	$1,433.0	$1,685.9	$2,436.2	$2,864.2
Excise taxes	(427.3)	(497.4)	(730.5)	(859.7)
Net sales	1,005.7	1,188.5	1,705.7	2,004.5
Cost of goods sold	(579.9)	(683.3)	(1,034.7)	(1,206.5)
Gross profit	425.8	505.2	671.0	798.0
Marketing, general and administrative expenses	(283.3)	(327.8)	(523.9)	(591.7)
Special items, net	(33.7)	(2.7)	(42.3)	49.8
Equity income in MillerCoors	205.5	190.1	334.8	312.9
Operating income (loss)	314.3	364.8	439.6	569.0
Interest income (expense), net	(30.6)	(36.2)	(59.8)	(71.6)
Other income (expense), net	6.3	0.7	3.7	1.5
Income (loss) from continuing operations before income taxes	290.0	329.3	383.5	498.9
Income tax benefit (expense)	(58.4)	(36.4)	(71.2)	(41.2)
Net income (loss) from continuing operations	231.6	292.9	312.3	457.7
Income (loss) from discontinued operations, net of tax	(0.3)	0.2	1.6	(1.7)
Net income (loss) including noncontrolling interests	231.3	293.1	313.9	456.0
Net (income) loss attributable to noncontrolling interests	(2.3)	(2.2)	(3.8)	(1.7)
Net income (loss) attributable to Molson Coors Brewing Company	$229.0	$290.9	$310.1	$454.3
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.23	$1.57	$1.66	$2.47
From discontinued operations	—	—	0.01	(0.01)
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$1.23	$1.57	$1.67	$2.46
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.23	$1.56	$1.65	$2.46
From discontinued operations	—	—	0.01	(0.01)
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$1.23	$1.56	$1.66	$2.45
Weighted-average shares—basic	185.7	184.8	185.8	184.5
Weighted-average shares—diluted	186.5	185.9	186.7	185.7
Amounts attributable to Molson Coors Brewing Company
Net income (loss) from continuing operations	$229.3	$290.7	$308.5	$456.0
Income (loss) from discontinued operations, net of tax	(0.3)	0.2	1.6	(1.7)
Net income (loss) attributable to Molson Coors Brewing Company	$229.0	$290.9	$310.1	$454.3
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income (loss) including noncontrolling interests	$231.3	$293.1	$313.9	$456.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	239.7	160.1	(424.6)	(21.9)
Unrealized gain (loss) on derivative instruments	(10.3)	(10.6)	8.6	3.9
Reclassification of derivative (gain) loss to income	(1.6)	(2.4)	(3.0)	(5.6)
Pension and other postretirement benefit adjustments	—	—	(1.8)	—
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	9.3	7.8	18.3	15.4
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	(2.5)	7.6	(0.3)	9.2
Total other comprehensive income (loss), net of tax	234.6	162.5	(402.8)	1.0
Comprehensive income (loss)	465.9	455.6	(88.9)	457.0
Comprehensive (income) loss attributable to noncontrolling interests	(2.3)	(2.2)	(3.8)	(1.7)
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$463.6	$453.4	$(92.7)	$455.3
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT PAR VALUE) (UNAUDITED)

	As of
	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$413.8	$624.6
Accounts receivable, net	595.1	527.7
Other receivables, net	90.5	94.0
Inventories:
Finished	175.5	135.3
In process	21.5	20.7
Raw materials	35.2	34.5
Packaging materials	12.1	11.7
Total inventories	244.3	202.2
Other current assets, net	105.3	103.2
Deferred tax assets	27.2	27.2
Total current assets	1,476.2	1,578.9
Properties, net	1,709.4	1,798.0
Goodwill	2,115.3	2,191.6
Other intangibles, net	5,373.3	5,755.8
Investment in MillerCoors	2,452.9	2,388.6
Deferred tax assets	51.2	58.2
Notes receivable, net	22.6	21.6
Other assets	196.3	203.6
Total assets	$13,397.2	$13,996.3
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$1,332.9	$1,305.0
Deferred tax liabilities	179.0	164.8
Current portion of long-term debt and short-term borrowings	832.4	849.4
Discontinued operations	5.2	6.1
Total current liabilities	2,349.5	2,325.3
Long-term debt	2,305.2	2,337.1
Pension and postretirement benefits	269.0	542.9
Deferred tax liabilities	739.0	784.3
Unrecognized tax benefits	25.3	25.4
Other liabilities	64.6	79.7
Discontinued operations	13.2	15.5
Total liabilities	5,765.8	6,110.2
Commitments and contingencies (Note 15)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value per share (authorized: 500.0 shares; issued: 171.5 shares and 169.9 shares, respectively)	1.7	1.7
Class A exchangeable shares, no par value (issued and outstanding: 2.9 shares and 2.9 shares, respectively)	108.3	108.5
Class B exchangeable shares, no par value (issued and outstanding: 16.9 shares and 17.6 shares, respectively)	634.8	661.5
Paid-in capital	3,937.2	3,871.2
Retained earnings	4,597.7	4,439.9
Accumulated other comprehensive income (loss)	(1,301.2)	(898.4)
Class B common stock held in treasury at cost (8.2 shares and 7.5 shares, respectively)	(371.4)	(321.1)
Total Molson Coors Brewing Company stockholders' equity	7,607.1	7,863.3
Noncontrolling interests	24.3	22.8
Total equity	7,631.4	7,886.1
Total liabilities and equity	$13,397.2	$13,996.3
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$313.9	$456.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158.9	158.4
Amortization of debt issuance costs and discounts	2.6	4.2
Share-based compensation	8.1	12.1
(Gain) loss on sale or impairment of properties and other assets, net	(3.5)	3.0
Deferred income tax (benefit) expense	(9.5)	9.8
Equity income in MillerCoors	(334.8)	(312.9)
Distributions from MillerCoors	334.8	312.9
Equity in net (income) loss of other unconsolidated affiliates	(1.9)	(2.7)
Distributions from other unconsolidated affiliates	—	11.1
Excess tax benefits from share-based compensation	(7.6)	(3.2)
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	4.9	(3.2)
Change in current assets and liabilities (net of impact of business combinations) and other	(266.2)	(71.2)
(Gain) loss from discontinued operations	(1.6)	1.7
Net cash provided by (used in) operating activities	198.1	576.0
Cash flows from investing activities:
Additions to properties	(139.8)	(126.4)
Proceeds from sales of properties and other assets	7.5	4.1
Acquisition of businesses, net of cash acquired	(51.1)	—
Investment in MillerCoors	(758.1)	(764.4)
Return of capital from MillerCoors	692.9	691.9
Loan repayments	19.0	4.0
Loan advances	(26.1)	(3.3)
Other	(2.4)	—
Net cash used in investing activities	(258.1)	(194.1)
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	28.6	27.7
Excess tax benefits from share-based compensation	7.6	3.2
Dividends paid	(152.3)	(136.7)
Payments for purchase of treasury stock	(50.1)	—
Payments on long-term debt and capital lease obligations	(0.7)	(62.2)
Proceeds from short-term borrowings	27.9	20.9
Payments on short-term borrowings	(14.6)	(23.3)
Payments on settlement of derivative instruments	—	(65.2)
Net proceeds from (payments on) revolving credit facilities and commercial paper	67.2	(214.3)
Change in overdraft balances and other	(38.3)	126.8
Net cash provided by (used in) financing activities	(124.7)	(323.1)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(184.7)	58.8
Effect of foreign exchange rate changes on cash and cash equivalents	(26.1)	4.9
Balance at beginning of year	624.6	442.3
Balance at end of period	$413.8	$506.0
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
The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). Such unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.
These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 ("Annual Report"), and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements ("Notes") included in our Annual Report. Our accounting policies did not change in the first half of 2015.
The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be achieved for the full fiscal year.
2. New Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued authoritative guidance intended to simplify the measurement of inventory. The amendment requires entities to measure in-scope inventory at the lower of cost and net realizable value, and replaces the current requirement to measure in-scope inventory at the lower of cost or market, which considers replacement cost, net realizable value, and net realizable value less an approximate normal profit margin. This amendment will more closely align the measurement of inventory under U.S. GAAP with the measurement of inventory under International Financial Reporting Standards. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2016. The amendment should be applied prospectively with early adoption permitted. We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance.
In May 2014, the FASB issued authoritative guidance related to new accounting requirements for the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. In July 2015, the FASB affirmed its proposal to defer the effective date of the new revenue recognition standard for all entities by one year. As a result, the requirements of the new standard are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Concurrently, the FASB also affirmed the proposal to permit all entities to apply the new revenue recognition standard early, but not before the original effective date. The use of either a full retrospective or cumulative effect transition method is permitted. We have not yet selected a transition method and are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance.

In May 2015, the FASB issued an amendment to the fair value measurement guidance that applies to reporting entities that elect to measure the fair value of an investment using the net asset value (“NAV”) per share (or its equivalent) practical expedient. Under the new guidance, investments for which fair value is measured, or are eligible to be measured, using the NAV per share practical expedient are excluded from the fair value hierarchy. The amendment also removes certain disclosure requirements for these investments, and is effective for reporting periods beginning after December 15, 2015, with early adoption permitted. This amendment will result in revisions to the presentation of the fair value hierarchy within Part II - Item 8. Financial Statements and Supplementary Data, Note 16, “Employee Retirement Plans and Postretirement Benefits" of our Annual Report.
In April 2015, the FASB issued authoritative guidance intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liabilities, consistent with the presentation of debt discounts. This will result in the elimination of debt issuance costs as an asset and will reduce the carrying value of our debt liabilities. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015. The guidance should be applied retrospectively with early adoption permitted. We believe the impact on our financial position and results of operations upon adoption of this guidance will be immaterial.
In February 2015, the FASB issued authoritative guidance to improve targeted areas of consolidation accounting by requiring amendments to both the variable interest entity and voting interest models. The new standard modifies the evaluation of whether some legal entities, specifically limited partnerships and similar legal entities, are variable interest entities ("VIEs") or voting interest entities, and eliminates the presumption that a general partner should consolidate a limited partnership. Further, the new standard affects the consolidation analysis for companies of reporting entities in several industries that are involved with VIEs, particularly those with fee arrangements, and also amends the guidance for assessing how related party relationships affect the VIE consolidation analysis. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015. The amendments may be applied using either a full retrospective or cumulative effect transition method with early adoption permitted. We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance.
Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our consolidated financial statements.
3. Segment Reporting
Our reporting segments are based on the key geographic regions in which we operate, which are the basis on which our chief operating decision maker evaluates the performance of the business. Our reporting segments consist of Canada, the U.S., Europe and MCI. Corporate is not a segment and primarily includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. No single customer accounted for more than 10% of our consolidated sales for the three and six months ended June 30, 2015, and June 30, 2014, respectively. Net sales represent sales to third-party external customers. Inter-segment transactions impacting sales revenues and income (loss) from continuing operations before income taxes are insignificant (other than those with MillerCoors, see Note 4, "Investments" for additional detail) and eliminated in consolidation.
The following table presents net sales by segment:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In millions)
Canada	$444.9	$516.5	$758.4	$863.6
Europe	524.8	629.4	882.7	1,067.0
MCI	37.2	43.7	66.3	75.9
Corporate	0.1	0.4	0.5	0.7
Eliminations(1)	(1.3)	(1.5)	(2.2)	(2.7)
Consolidated	$1,005.7	$1,188.5	$1,705.7	$2,004.5

(1)	Represents inter-segment sales from the Europe segment to the MCI segment.

The following table presents income (loss) from continuing operations before income taxes by segment:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In millions)
Canada(1)	$106.1	$120.8	$137.0	$209.1
U.S.	205.5	190.1	334.8	312.9
Europe(2)	49.0	84.5	44.9	111.5
MCI(3)	(12.2)	(3.7)	(17.6)	(6.7)
Corporate	(58.4)	(62.4)	(115.6)	(127.9)
Consolidated	$290.0	$329.3	$383.5	$498.9

(1)
Results for the six months ended June 30, 2014, include $63.2 million of income related to the termination of our Modelo Molson Imports, L.P. ("MMI") joint venture in Canada. See Note 4, "Investments" for further discussion. Results for the three and six months ended June 30, 2015, included $8.2 million of charges related to the closure of a bottling line within our Toronto brewery as part of a strategic review of our Canadian supply chain network. See Note 6, "Special Items" for further discussion.

(2)
Results for the three and six months ended June 30, 2015, include charges associated with the closure of one of our U.K. breweries of $9.3 million and $21.1 million for the three and six months ended June 30, 2015, respectively. See Note 6, "Special Items" for further discussion.

Additionally, included in Europe results for the three and six months ended June 30, 2015, are termination charges of $29.4 million partially offset by termination fee income of $19.4 million. See Note 6, "Special Items" for further discussion. Further, results for the six months ended June 30, 2014, include a gain of $13.0 million related to the release of an indirect-tax reserve, inclusive of accrued interest. See Note 15, "Commitments and Contingencies" for further discussion.

(3)
Results for both the three and six months ended June 30, 2015, include $6.4 million of charges related to our decision to substantially restructure our business in China. See Note 6, "Special Items" for further discussion.

The following table presents total assets by segment:

	As of
	June 30, 2015	December 31, 2014
	(In millions)
Canada	$5,121.2	$5,537.2
U.S.	2,452.9	2,388.6
Europe	5,412.4	5,773.3
MCI	135.5	75.2
Corporate	275.2	222.0
Consolidated	$13,397.2	$13,996.3

4. Investments
Our investments include both equity method and consolidated investments. Those entities identified as variable interest entities ("VIEs") have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, consolidate these entities. None of our consolidated VIEs held debt as of June 30, 2015, or December 31, 2014. With the exception of the debt guarantee further discussed below, we have not provided any financial support to any of our VIEs during the year that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change, and we continually evaluate circumstances that could require consolidation or deconsolidation. As of June 30, 2015, and December 31, 2014, our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K.") and Grolsch U.K. Ltd. ("Grolsch"). Our unconsolidated VIEs are Brewers' Retail Inc. ("BRI") and Brewers' Distributor Ltd. ("BDL").

During the second quarter of 2015, our equity method investment, BRI, entered into a Canadian Dollar ("CAD") 150 million revolving credit facility with Canadian Imperial Bank of Commerce (“CIBC”), maturing one year after issuance, with one year renewal options subject to approval by CIBC. In conjunction with the issuance of the revolving credit facility, we, along with an additional shareholder of BRI, were each required to guarantee 50% of BRI’s obligations under the facility. As a result of this guarantee, we recorded a current liability of $10.8 million as of June 30, 2015. The carrying value of the guarantee equals its fair value, which considers an adjustment for our own non-performance risk and is considered a level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our equity method investment balance, which carried a negative balance as of June 30, 2015. The guarantee liability was calculated based on our proportionate, 50% share of BRI’s total revolving credit facility outstanding balance at June 30, 2015. The resulting change in equity investment balance during the year due to movements in the guarantee represents a non-cash investing activity.
Equity Investments
Investment in MillerCoors Summarized Financial Information
Condensed Balance Sheets

	As of
	June 30, 2015	December 31, 2014
	(In millions)
Current assets	$923.4	$795.3
Non-current assets	9,005.9	9,047.4
Total assets	$9,929.3	$9,842.7
Current liabilities	$1,086.1	$1,061.3
Non-current liabilities	1,496.3	1,578.8
Total liabilities	2,582.4	2,640.1
Noncontrolling interests	20.4	23.5
Owners' equity	7,326.5	7,179.1
Total liabilities and equity	$9,929.3	$9,842.7
The following represents our proportionate share in MillerCoors' equity and reconciliation to our investment in MillerCoors:

	As of
	June 30, 2015	December 31, 2014
	(In millions, except percentages)
MillerCoors owners' equity	$7,326.5	$7,179.1
MCBC economic interest	42%	42%
MCBC proportionate share in MillerCoors' equity	3,077.1	3,015.2
Difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(1)	(659.2)	(661.6)
Accounting policy elections	35.0	35.0
Investment in MillerCoors	$2,452.9	$2,388.6

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

Results of Operations

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In millions)
Net sales	$2,202.7	$2,206.7	$3,977.3	$3,997.1
Cost of goods sold	(1,240.5)	(1,282.4)	(2,316.7)	(2,376.5)
Gross profit	$962.2	$924.3	$1,660.6	$1,620.6
Operating income	$493.4	$449.8	$802.7	$747.3
Net income attributable to MillerCoors	$487.2	$445.2	$791.8	$736.4
The following represents our proportionate share in net income attributable to MillerCoors reported under the equity method of accounting:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In millions, except percentages)
Net income attributable to MillerCoors	$487.2	$445.2	$791.8	$736.4
MCBC economic interest	42%	42%	42%	42%
MCBC proportionate share of MillerCoors net income(1)	204.6	187.0	332.6	309.3
Amortization of the difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors	1.3	1.2	2.4	2.3
Share-based compensation adjustment(1)(2)	(0.4)	1.9	(0.2)	1.3
Equity income in MillerCoors	$205.5	$190.1	$334.8	$312.9

(1)	The sum of the quarterly proportionate share of MillerCoors net income and share-based compensation adjustment amounts may not agree to the year-to-date amounts due to rounding.

(2)	The net adjustment is to eliminate all share-based compensation impacts related to pre-existing SABMiller plc equity awards held by former Miller employees employed by MillerCoors.
The following table summarizes our transactions with MillerCoors:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In millions)
Beer sales to MillerCoors	$3.2	$3.7	$6.0	$6.3
Beer purchases from MillerCoors	$10.2	$9.1	$19.3	$16.2
Service agreement costs and other charges to MillerCoors	$0.7	$0.7	$1.3	$1.1
Service agreement costs and other charges from MillerCoors	$0.2	$0.3	$0.6	$0.5
As of June 30, 2015, and December 31, 2014, we had $8.1 million and $8.3 million of net payables due to MillerCoors, respectively.

Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	June 30, 2015		December 31, 2014
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Grolsch	$7.1	$2.1	$6.8	$2.9
Cobra U.K.	$34.7	$0.8	$31.0	$0.8
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
Following the successful completion of the transition in the first quarter of 2014, we recognized income of $63.2 million (CAD 70.0 million) within special items, reflective of the agreed upon payment received from Modelo for the early termination of the joint venture. Additionally in the first quarter of 2014, we recorded a charge of $4.9 million representing the accelerated amortization of the remaining carrying value of our definite-lived intangible asset associated with the agreement. Under the MMI arrangement, during the six months ended June 30, 2014, we recognized equity earnings within cost of goods sold of $0.7 million, and recognized marketing and administrative cost recoveries related to the promotion, sale and distribution of Modelo products under our agency and services agreement with MMI of $1.1 million. These cost recoveries are recorded within marketing, general and administrative expenses.
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
5. Share-Based Payments
The MCBC Incentive Compensation Plan ("Incentive Compensation Plan") was amended and restated effective February 19, 2015, to reaffirm the ability to grant awards that are intended to qualify as performance-based compensation, to extend the term of the Incentive Compensation Plan for ten years and to incorporate certain corporate governance practices. We continue to have only one incentive compensation plan as of June 30, 2015, and all outstanding awards fall under this plan.
During the six months ended June 30, 2015, and June 30, 2014, we recognized share-based compensation expense related to the following Class B common stock awards to certain directors, officers and other eligible employees, pursuant to the Incentive Compensation Plan: restricted stock units ("RSUs"), deferred stock units ("DSUs"), performance units ("PUs"), performance share units ("PSUs") and stock options. The settlement amount of the PSUs is determined based on market and performance metrics, which include our total shareholder return performance relative to the S&P 500 and specified internal performance metrics designed to drive greater shareholder return. PSU compensation expense is based on a fair value assigned to the market metric using a Monte Carlo model, which will remain constant throughout the vesting period of three years, and a performance multiplier, which will vary due to changing estimates of the performance metric condition.
The following table summarizes share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In millions)
Pretax compensation expense	$4.9	$3.8	$8.1	$12.1
Tax benefit	(1.3)	(1.2)	(2.1)	(3.9)
After-tax compensation expense	$3.6	$2.6	$6.0	$8.2
The decrease in expense in the first half of 2015 was primarily driven by accelerated expense related to certain RSUs and PSUs granted in the first quarter of 2014, which were not granted in the first quarter of 2015.

As of June 30, 2015, there was $39.5 million of total unrecognized compensation expense from all share-based compensation arrangements granted under the Incentive Compensation Plan, related to unvested awards. This compensation expense is expected to be recognized over a weighted-average period of 2.2 years.
The following table represents non-vested RSUs, DSUs, PUs and PSUs as of June 30, 2015, and the activity during the six months ended June 30, 2015:

	RSUs and DSUs		PUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 31, 2014	0.7	$47.75	0.5	$3.22	0.4	$50.49
Granted	0.2	$70.83	—	$—	0.1	$74.42
Vested	(0.2)	$42.85	(0.5)	$2.89	—	$—
Forfeited	(0.1)	$50.17	—	$—	—	$—
Non-vested as of June 30, 2015	0.6	$55.59	—	$—	0.5	$57.05
The weighted-average fair value per unit for the non-vested PSUs is $65.73 as of June 30, 2015.
The following table represents the summary of stock options and stock-only stock appreciation rights ("SOSARs") outstanding as of June 30, 2015, and the activity during the six months ended June 30, 2015:

	Shares outstanding	Weighted-average exercise price per share	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2014	2.2	$45.33	5.0	$64.6
Granted	0.1	$74.81
Exercised	(0.8)	$44.85
Forfeited	—	$—
Outstanding as of June 30, 2015	1.5	$48.28	5.1	$32.8
Exercisable at June 30, 2015	1.2	$45.13	4.3	$30.8
The total intrinsic values of stock options exercised during the six months ended June 30, 2015, and June 30, 2014, were $25.7 million and $15.0 million, respectively. During the six months ended June 30, 2015, and June 30, 2014, cash received from stock option exercises was $28.6 million and $27.7 million, respectively, and the total excess tax benefit from these stock option exercises and other awards was $7.6 million and $3.2 million, respectively.
The fair value of each option granted in the first half of 2015 and 2014 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended
	June 30, 2015	June 30, 2014
Risk-free interest rate	1.70%	2.29%
Dividend yield	2.20%	2.57%
Volatility range	21.65%-29.90%	22.66%-26.57%
Weighted-average volatility	23.71%	25.59%
Expected term (years)	5.7	7.5
Weighted-average fair market value	$13.98	$12.78
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

The fair value of the market metric for each PSU granted in the first half of 2015 and 2014 was determined on the date of grant using a Monte Carlo model to simulate total shareholder return for MCBC and peer companies with the following weighted-average assumptions:

	Six Months Ended
	June 30, 2015	June 30, 2014
Risk-free interest rate	1.06%	0.72%
Dividend yield	2.20%	2.57%
Volatility range	12.73%-62.28%	12.45%-72.41%
Weighted-average volatility	21.53%	21.72%
Expected term (years)	2.8	2.8
Weighted-average fair market value	$74.42	$58.69
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
As of June 30, 2015, there were 6.8 million shares of the Company's Class B common stock available for issuance as awards under the Incentive Compensation Plan.
6. Special Items
We have incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these charges (benefits) as special items. The table below summarizes special items recorded by segment:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In millions)
Employee-related restructuring charges
Canada	$—	$0.1	$—	$5.4
Europe	0.2	0.5	(1.0)	1.0
MCI(1)	3.2	—	3.2	—
Corporate	—	0.3	—	0.3
Impairments or asset abandonment charges
Canada - Intangible asset write-off(2)	—	—	—	4.9
Canada - Asset abandonment(3)	8.2	—	8.2	—
Europe - Asset abandonment(4)	9.3	—	21.1	—
MCI - Asset write-off(1)	3.2	—	3.2	—
Unusual or infrequent items
Europe - Flood loss (insurance reimbursement), net(5)	(0.4)	1.8	(2.4)	1.8
Termination fees and other (gains) losses
Canada - Termination fee income(2)	—	—	—	(63.2)
Europe - Termination fee expense, net(6)	10.0	—	10.0	—
Total Special items, net	$33.7	$2.7	$42.3	$(49.8)

(1)	During the second quarter of 2015, we announced our decision to substantially restructure our business in China and consequently, recognized employee-related and asset write-off charges.

(2)
Upon termination of our MMI operations in the first quarter of 2014, we recognized termination fee income and charges associated with the write-off of the definite-lived intangible asset associated with the joint venture. See Note 4, "Investments" for further discussion.

(3)
During the three and six months ended June 30, 2015, we incurred $8.2 million of charges related to the closure of a bottling line within our Toronto brewery as part of an ongoing strategic review of our Canadian supply chain network.

(4)
In the second quarter of 2015, we completed the closure of the Alton brewery in the U.K. as part of our strategic review of our European supply chain network. As a result, we incurred accelerated depreciation expense in excess of our normal depreciation associated with this brewery of $8.0 million and $19.8 million for the three and six months ended June 30, 2015, respectively, as well as an additional $1.3 million in other charges related to the closure of the brewery. We may continue to incur additional charges associated with the closure, which will also be recorded within special items.

(5)
During the three and six months ended June 30, 2015, we recorded $0.4 million and $2.4 million, respectively, of income for insurance proceeds received related to significant flooding in Czech Republic that occurred during the second quarter of 2013.

(6)
In December 2013, we entered into an agreement with Heineken to early terminate our contract brewing and kegging agreement under which we produced and packaged the Foster's and Kronenbourg brands in the U.K. As a result of the termination, Heineken agreed to pay us an aggregate early termination payment of British Pound ("GBP") 13.0 million, of which we received GBP 5.0 million in 2014 and the remaining GBP 8.0 million on April 30, 2015. The full amount of the termination payment ($19.4 million upon recognition) is included in income within special items for the three and six months ended June 30, 2015, following the completion of the transition period.

Separately, in June 2015, we terminated our agreement with Carlsberg whereby it held the exclusive distribution rights for the Staropramen brand in the U.K. As a result of this termination, we agreed to pay Carlsberg an early termination payment of GBP 19.0 million ($29.4 million at payment date), which was recognized as a special charge during the second quarter of 2015. The transition period concludes on December 27, 2015, at which time we will have the exclusive distribution rights of the Staropramen brand in the U.K.
Restructuring Activities
In 2012, we introduced several initiatives focused on increasing our efficiencies and reducing costs across all functions of the business in order to develop a more competitive supply chain and global cost structure. Included in these initiatives is a long-term focus on reducing labor and general overhead costs through restructuring activities. We view these restructuring activities as actions to allow us to meet our long-term growth targets by generating future cost savings within cost of goods sold and general and administrative expenses and include organizational changes that strengthen our business and accelerate efficiencies within our operational structure. As a result of these restructuring activities, we have reduced headcount and consequently recognized severance and other employee-related charges, which we have recorded as special items. During 2014, we finalized our restructuring initiatives that began in 2012. Additionally, in the second quarter of 2015, we completed the closure of the Alton brewing facility within our Europe segment resulting in restructuring charges as noted above. In the second quarter of 2015, we recognized employee-related charges within our MCI segment following the decision to substantially restructure our business in China as stated above. As a result of this action, employment levels will be reduced by approximately 125 full-time employees. During 2015, we continued our ongoing assessment of our supply chain strategies across our segments in order to align with our cost saving objectives. We will continue to evaluate our supply chain network and seek opportunities for further efficiencies and cost savings, and we therefore may incur additional restructuring related charges in the future.
The accrued restructuring balances represent expected future cash payments required to satisfy the remaining severance obligations to terminated employees, the majority of which we expect to be paid in the next 12 to 18 months. The table below summarizes the activity in the restructuring accruals by segment:

	Canada	Europe	MCI	Corporate	Total
	(In millions)
Total at December 31, 2014	$3.8	$11.5	$—	$0.2	$15.5
Charges incurred	—	0.2	3.2	—	3.4
Payments made	(2.1)	(5.7)	—	(0.2)	(8.0)
Changes in estimates	—	(1.2)	—	—	(1.2)
Foreign currency and other adjustments	(0.2)	(0.2)	—	—	(0.4)
Total at June 30, 2015	$1.5	$4.6	$3.2	$—	$9.3

	Canada	Europe	MCI	Corporate	Total
	(In millions)
Total at December 31, 2013	$9.7	$13.6	$0.5	$0.9	$24.7
Charges incurred	5.4	1.0	—	0.3	6.7
Payments made	(8.1)	(2.7)	(0.3)	(0.5)	(11.6)
Foreign currency and other adjustments	(0.1)	0.4	—	—	0.3
Total at June 30, 2014	$6.9	$12.3	$0.2	$0.7	$20.1

7. Other Income and Expense

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In millions)
Gain on sale of non-operating asset	$3.3	$—	$3.3	$—
Gain (loss) from foreign exchange and derivative activity	2.7	0.5	0.1	1.3
Other, net	0.3	0.2	0.3	0.2
Other income (expense), net	$6.3	$0.7	$3.7	$1.5

8. Income Tax
Our effective tax rates for the second quarter of 2015 and 2014 were approximately 20% and 11%, respectively. For the first half of 2015 and 2014, our effective tax rates were approximately 19% and 8%, respectively. Our effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our foreign businesses, driven by lower statutory income tax rates and tax planning impacts on statutory taxable income, as well as the impact of discrete items further discussed below. The effective tax rate for the second quarter and first half of 2015 increased versus 2014, primarily due to lower pretax income in 2015 and a lower net discrete tax impact recognized in 2015. Our total net discrete tax expense was $0.2 million in the second quarter of 2015, versus a $12.2 million net discrete tax benefit recognized in the second quarter of 2014. The net discrete tax benefit recognized in 2014 was primarily due to the finalization of our previous bilateral advanced pricing agreement ("BAPA") between the U.S. and Canada tax authorities in the second quarter of 2014. The implementation of the BAPA and reversal of the related unrecognized tax benefits resulted in a net discrete income tax benefit of approximately $21 million in the second quarter of 2014. This was partially reduced by an immaterial out of period adjustment recorded in the second quarter of 2014 of $8.7 million related to our deferred tax liabilities. This out of period adjustment primarily relates to immaterial errors for the fiscal years 2011, 2012 and 2013.
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
In March 2015, we formally submitted a renewal application of our BAPA between the U.S. and Canada tax authorities. The BAPA submission covers both historical and future tax years and is subject to approval by both taxing authorities. The prior year impacts of the submission were recognized as a discrete item in the first quarter of 2015, and the related tax implications for the current year have been incorporated into our projected full year effective tax rate.

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

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In millions, except per share amounts)
Amounts attributable to Molson Coors Brewing Company:
Net income (loss) from continuing operations	$229.3	$290.7	$308.5	$456.0
Income (loss) from discontinued operations, net of tax	(0.3)	0.2	1.6	(1.7)
Net income (loss) attributable to Molson Coors Brewing Company	$229.0	$290.9	$310.1	$454.3
Weighted-average shares for basic EPS	185.7	184.8	185.8	184.5
Effect of dilutive securities:
RSUs, DSUs, PUs and PSUs	0.4	0.4	0.4	0.6
Stock options and SOSARs	0.4	0.7	0.5	0.6
Weighted-average shares for diluted EPS	186.5	185.9	186.7	185.7
Basic net income (loss) attributable to Molson Coors Brewing Company per share(1):
From continuing operations	$1.23	$1.57	$1.66	$2.47
From discontinued operations	—	—	0.01	(0.01)
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$1.23	$1.57	$1.67	$2.46
Diluted net income (loss) attributable to Molson Coors Brewing Company per share(1):
From continuing operations	$1.23	$1.56	$1.65	$2.46
From discontinued operations	—	—	0.01	(0.01)
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$1.23	$1.56	$1.66	$2.45
Dividends declared and paid per share	$0.41	$0.37	$0.82	$0.74

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

The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on diluted EPS:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In millions)
RSUs, stock options and SOSARs	0.1	0.1	0.1	—
Share Repurchase Program
In February 2015, our Board of Directors approved and authorized a new program to repurchase up to $1.0 billion of our Class A and Class B common stock with a program term of four years. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The number, price and timing of the repurchases will be at the Company’s sole discretion and will be evaluated depending on market conditions, liquidity needs or other factors. The Company’s Board of Directors may suspend, modify or terminate the program at any time without prior notice. This repurchase program replaces and supersedes any repurchase programs previously approved by the Board of Directors. Under Delaware state law, these shares are not retired, and the issuer has the right to resell any of the shares repurchased. Beginning in April 2015, under this program, we entered into an accelerated share repurchase agreement (“ASR”) with a financial institution. In exchange for up-front payments, the financial institution delivers shares of our common stock during the purchase periods of each ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the applicable purchase period of each ASR based on the volume weighted-average price of our common stock during that period. The up-front payments for the treasury stock are accounted for as a reduction to shareholders’ equity in the unaudited condensed consolidated balance sheet in the periods the payments are made. We reflect the ASR as a repurchase of common stock in the period delivered for purposes of calculating earnings per share and as forward contracts indexed to its own common stock. The ASR met all of the applicable criteria for equity classification, and therefore, is not accounted for as a derivative instrument.
During the second quarter of 2015, we purchased a total of 0.7 million shares of our Class B common stock under an ASR for $50 million. In July 2015, under a separate ASR, we received Class B common stock for an up-front payment of $50 million. The total number of shares ultimately delivered under this ASR, and therefore the average repurchase price paid per share, will be determined at the end of the purchase period in September 2015.
10. Goodwill and Intangible Assets
The following summarizes the change in goodwill for the six months ended June 30, 2015:

	Canada	Europe	MCI	Consolidated
	(In millions)
Balance at December 31, 2014	$656.5	$1,528.0	$7.1	$2,191.6
Business acquisition(1)	—	—	11.6	11.6
Foreign currency translation	(45.8)	(41.8)	(0.3)	(87.9)
Balance at June 30, 2015	$610.7	$1,486.2	$18.4	$2,115.3

(1)
On April 1, 2015, we completed the acquisition of Mount Shivalik Breweries Ltd., a regional brewer in India. As part of the preliminary purchase price accounting, goodwill generated in conjunction with this acquisition has been recorded within our MCI segment beginning in the second quarter of 2015 and included within the India reporting unit of our MCI segment for purposes of our annual goodwill impairment testing.

The following table presents details of our intangible assets, other than goodwill, as of June 30, 2015:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$467.9	$(230.5)	$237.4
License agreements and distribution rights	3 - 28	105.5	(94.0)	11.5
Other	2 - 8	31.9	(30.1)	1.8
Intangible assets not subject to amortization:
Brands	Indefinite	4,295.4	—	4,295.4
Distribution networks	Indefinite	809.7	—	809.7
Other	Indefinite	17.5	—	17.5
Total		$5,727.9	$(354.6)	$5,373.3

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2014:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$483.5	$(229.1)	$254.4
License agreements and distribution rights	3 - 28	122.0	(101.1)	20.9
Other	2 - 8	31.7	(29.4)	2.3
Intangible assets not subject to amortization:
Brands	Indefinite	4,590.2	—	4,590.2
Distribution networks	Indefinite	870.5	—	870.5
Other	Indefinite	17.5	—	17.5
Total		$6,115.4	$(359.6)	$5,755.8
The changes in the gross carrying amounts of intangibles from December 31, 2014, to June 30, 2015, are primarily driven by the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies. Additionally, we wrote-off the gross value and accumulated amortization associated with our licensing agreement with Miller in Canada upon finalizing the termination in the first quarter of 2015, and we acquired a definite-lived brand as part of our acquisition in India in the second quarter of 2015.
Amortization expense of intangible assets was $5.9 million and $10.4 million for the three months ended June 30, 2015, and June 30, 2014, respectively, and $13.7 million and $21.0 million for the six months ended June 30, 2015, and June 30, 2014, respectively. This expense is presented within marketing, general and administrative expenses on the unaudited condensed consolidated statements of operations and includes the $4.9 million accelerated amortization recognized for the write-off of the intangible asset associated with the termination of MMI operations in the first quarter of 2014. See Note 4, "Investments" for further discussion.
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
In April 2014, the Ontario Premier's Advisory Council on Government Assets (the "Council") began a review that included evaluating the beer retailing and distribution system in Ontario, for which BRI is the primary beer retail and distribution channel. In April 2015, as a result of this review and our negotiations with the Council, we, along with the other owners of BRI, agreed, in principle subject to entry into definitive binding documents, to enter into a new beer framework agreement (the "New Framework") with the Province of Ontario, currently anticipated to be finalized and effective in the second half of 2015, with the implementation of some of the provisions to begin in the fourth quarter of 2015. The New Framework is designed to further enhance the overall beer retail and distribution system within Ontario, as well as provide easier access to market for small brewers. The New Framework will include the implementation of an additional CAD 100.0 million annual tax on all beer volume sold in Ontario, which will be phased in over four years beginning November 1, 2015. Additionally, with the exception of adjustments for increases in annual inflation, the two largest brewers in Ontario will have restrictions on price increases for certain packaging types of the largest Ontario brands until the second quarter of 2017. The New Framework is also intended to increase convenience and choice available for consumers by increasing the number and types of outlets where beer is sold (including introducing beer sales to a specified number of grocery stores), increasing the required level of shelf space allocated to small brewers in retail outlets, as well as allowing for incremental packaging options at the Liquor Control Board of Ontario ("LCBO") and agents of the LCBO. The New Framework will also provide qualifying licensees (restaurants and bars) the ability to purchase beer at BRI retail outlets at the same price as retail consumers. Further, BRI will commit to invest CAD 100.0 million of capital spending over the next four years, 80.0% of which will be directed toward enhancements to the purchasing experience for consumers. The New Framework will also incorporate many of the proposed changes to the BRI ownership structure that were announced in January 2015, allowing all other Ontario brewers, regardless of size, to participate in the ownership and governance of BRI. Although we are continuing to evaluate the full impact of the New Framework on the future cash flows associated with our Canada reporting unit and related brand intangible assets, we have preliminarily concluded that the adoption of the New Framework does not currently result in an indication that the fair values of the Canada reporting unit or brand intangibles are more likely than not less than their respective carrying values. Additionally, we are still evaluating what actions we may take to mitigate any adverse impacts to our Canada results due to the adoption of the New Framework. The ultimate outcome and potential impact to our Canada business remains to be fully determined upon finalization and execution of the definitive binding documents.
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
Indefinite-Lived Intangibles
In 2014, our indefinite-lived intangible impairment testing performed as of July 1, 2014, determined that the fair values of the Jelen and Ozujsko indefinite-lived brand intangibles within our Europe segment were below their respective carrying values. As a result, we recorded an aggregate impairment charge of $360.0 million within special items in the third quarter of 2014. This impairment follows an impairment of $150.9 million recorded in 2013 related to the Jelen and Ostravar brands in Europe as a result of our 2013 annual impairment testing. The 2014 impairment of the Jelen brand was driven by ongoing macroeconomic challenges exacerbated by severe flooding in the Balkans region in the second quarter of 2014. This flooding caused significant damage to the infrastructure within the Serbian and Bosnian markets, for which Jelen is our primary brand, which resulted in a decrease in the brand's projected cash flows. We have analyzed the potential impact of the flood to these markets and have incorporated a prolonged recovery in our projected cash flows based on our assessments of the recovery efforts and resulting macroeconomic effects to the region. Additionally, the aftermath of the flood has further contributed to an already challenging market and has led to an acceleration of the consumer trend toward value brands. The impairment of the Ozujsko brand was driven by the continued significant economic pressures in Croatia, Ozujsko's primary market, which resulted in a decline in the brand's projected cash flows. The macroeconomic environment has driven low realized and expected GDP growth and was worsened by the previously mentioned flooding during Croatia's peak tourism season, along with the flooding in Bosnia, discussed above, where Ozujsko is also sold. These lower projected cash flows have lagged previously made assumptions based on forecasted macroeconomic recoveries, resulting in the impairments. The remaining Europe indefinite-lived intangibles' fair values, including Staropramen and Carling brands, while facing similar macroeconomic challenges, were sufficiently in excess of their respective carrying values, with the exception of Niksicko. Specifically, the performance of Niksicko, our primary brand in Montenegro, is also dependent on the Serbian and Bosnian markets and is facing similar challenges to those discussed above. As each of Jelen and Ozujsko's fair values is equal to its carrying value at the date of impairment, these brands, along with Niksicko, are therefore at risk of future impairment, as any additional decline in their forecasted future cash flows may result in a decrease to the fair value of the brand over its respective carrying value. The results of our subsequent testing performed as of October 1, 2014, did not result in further impairment, however, these brands remain at risk of future impairment. As of June 30, 2015, these at-risk intangible assets had an aggregate carrying value of $758.9 million.
Separately, our Molson core brand intangible continues to be at risk of future impairment with a fair value estimated at approximately 9% in excess of its carrying value as of the October 1, 2014, impairment testing date. The fair value of the Molson core brands in excess of carrying value decreased slightly from the prior year, as they continue to face significant competitive pressures and challenging macroeconomic conditions in the Canada market. These challenges continue to be partially offset by anticipated cost savings initiatives. As of June 30, 2015, the Molson core brand intangible had a carrying value of $2,429.9 million. The value of the Coors Light brand distribution rights and our other indefinite-lived intangibles in Canada continue to be sufficiently in excess of their carrying values.

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
Definite-Lived Intangibles
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the second quarter of 2015.
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

11. Debt
Debt obligations
Our total borrowings as of June 30, 2015, and December 31, 2014, were comprised of the following:

	As of
	June 30, 2015	December 31, 2014
	(In millions)
Senior notes:
CAD 900 million 5.0% notes due 2015	$720.3	$774.5
CAD 500 million 3.95% Series A notes due 2017	400.2	430.3
$300 million 2.0% notes due 2017(1)	300.5	300.0
$500 million 3.5% notes due 2022(1)	508.2	510.8
$1.1 billion 5.0% notes due 2042	1,100.0	1,100.0
Less: unamortized debt discounts	(3.8)	(4.2)
Total long-term debt (including current portion)	3,025.4	3,111.4
Less: current portion of long-term debt	(720.2)	(774.3)
Total long-term debt	$2,305.2	$2,337.1

Short-term borrowings:
Commercial paper program(2)	$65.0	$—
Cash pool overdrafts(3)	23.4	64.6
Japanese Yen ("JPY") 1.5 billion line of credit(4)	5.7	4.9
Other short-term borrowings	18.1	5.6
Current portion of long-term debt	720.2	774.3
Current portion of long-term debt and short-term borrowings	$832.4	$849.4

(1)
In the first quarter of 2015, we entered into interest rate swaps to economically convert our fixed rate $300 million 2.0% notes due 2017 ("$300 million notes") to floating rate debt consistent with the interest rate swaps on our $500 million 3.5% notes due 2022 ("$500 million notes") entered into during 2014. As a result of these hedge programs, the carrying value of the $300 million and $500 million notes include adjustments of $0.5 million and $8.2 million, respectively, for fair value movements attributable to the benchmark interest rate. The carrying value of the $500 million note included an adjustment of $10.8 million for fair value movements attributable to the benchmark interest rate as of December 31, 2014.

In the first quarter of 2015, we also entered into a cross currency swap with a total notional of Euro ("EUR") 265 million ($300 million upon execution) in order to hedge a portion of the foreign currency translational impacts of our European investment. As a result of this cross currency swap and the above mentioned interest rate swaps, we have economically converted the $300 million notes and associated interest to a floating rate EUR denomination. The effective interest rate for the $300 million notes, adjusted for these swaps, was 2.72% and 1.84%, for the three and six months ended June 30, 2015, respectively. The interest rate swaps on our $500 million notes, resulted in an effective interest rate of 1.41% and 1.37% for the three and six months ended June 30, 2015, and 3.31% and 3.40% for the three and six months ended June 30, 2014, respectively. See Note 13, "Derivative Instruments and Hedging Activities" for further details.

(2)
As of June 30, 2015, the weighted-average effective interest rate and tenor for the outstanding commercial paper borrowings was 0.49% and 32.2 days, respectively. There were no outstanding borrowings under the commercial paper program as of December 31, 2014. As of June 30, 2015, we have $685.0 million available to draw on under our $750 million revolving credit facility, as the borrowing capacity is reduced by borrowings under our commercial paper program, and we have no other borrowings drawn on this revolving credit facility.

(3)
As of June 30, 2015, we had $23.4 million in bank overdrafts and $44.0 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $20.6 million. As of December 31, 2014, we had $64.6 million in bank overdrafts and $80.0 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $15.4 million.

(4)	In addition to our JPY line of credit, we have a EUR revolving credit facility and GBP and CAD overdraft facilities which we had no borrowings under as of June 30, 2015, or December 31, 2014.
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of June 30, 2015, and December 31, 2014, the fair value of our outstanding long-term debt (including current portion) was $3,032.4 million and $3,240.6 million, respectively. All senior notes are valued based on significant observable inputs and would be classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2.
Other
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions and transfers of assets. As of June 30, 2015, and December 31, 2014, we were in compliance with all of these restrictions and have met all debt payment obligations.
12. Accumulated Other Comprehensive Income (Loss) ("AOCI")

	MCBC shareholders
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2014	$129.8	$15.0	$(658.5)	$(384.7)	$(898.4)
Foreign currency translation adjustments	(393.5)	—	—	—	(393.5)
Unrealized gain (loss) on derivative instruments	—	10.7	—	—	10.7
Reclassification of derivative (gain) loss to income	—	(4.2)	—	—	(4.2)
Pension and other postretirement benefit adjustments	—	—	(2.2)	—	(2.2)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	23.3	—	23.3
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	(0.5)	(0.5)
Tax benefit (expense)	(31.1)	(0.9)	(4.6)	0.2	(36.4)
As of June 30, 2015	$(294.8)	$20.6	$(642.0)	$(385.0)	$(1,301.2)

Reclassifications from AOCI to income:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	Reclassifications from AOCI				Location of gain (loss) recognized in income
	(In millions)
Gain/(loss) on cash flow hedges:
Forward starting interest rate swaps	$(0.3)	$(0.4)	$(0.6)	$(0.8)	Interest expense, net
Foreign currency forwards	(2.9)	0.7	(5.3)	2.3	Other income (expense), net
Foreign currency forwards	5.4	3.0	10.1	6.3	Cost of goods sold
Commodity swaps	—	0.2	—	0.4	Cost of goods sold
Total income (loss) reclassified, before tax	2.2	3.5	4.2	8.2
Income tax benefit (expense)	(0.6)	(1.1)	(1.2)	(2.6)
Net income (loss) reclassified, net of tax	$1.6	$2.4	$3.0	$5.6

Amortization of defined benefit pension and other postretirement benefit plan items:
Prior service benefit (cost)	$(0.1)	$0.5	$(0.2)	$1.1	(1)
Net actuarial gain (loss)	(11.9)	(9.0)	(23.1)	(17.9)	(1)
Total income (loss) reclassified, before tax	(12.0)	(8.5)	(23.3)	(16.8)
Income tax benefit (expense)	2.7	0.7	5.0	1.4
Net income (loss) reclassified, net of tax	$(9.3)	$(7.8)	$(18.3)	$(15.4)

Total income (loss) reclassified, net of tax	$(7.7)	$(5.4)	$(15.3)	$(9.8)

(1)	These components of AOCI are included in the computation of net periodic pension and other postretirement benefit cost. See Note 14, "Pension and Other Postretirement Benefits" for additional details.

13. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented in Notes 1 and 17 of the Notes included in our Annual Report and did not significantly change during the first half of 2015. As noted in Note 17 of the Notes included in our Annual Report, due to the nature of our counterparty agreements, and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty, and therefore, present our derivative positions gross in our unaudited condensed consolidated balance sheets. Our significant derivative positions have not changed considerably since year-end, except as noted below.
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
We entered into these interest rate swap agreements to minimize exposure to changes in the fair value of our $300 million notes that results from fluctuations in the benchmark interest rate, specifically LIBOR, and have designated these swaps as fair value hedges and determined that there is zero ineffectiveness, consistent with our $500 million interest rate hedges that we entered into in 2014. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged item are recognized in earnings. For the three and six months ended June 30, 2015, the changes in fair value of the $500 million interest rate swap resulted in unrealized losses of $11.0 million and $2.6 million, respectively. The changes in fair value of the $300 million interest rate swap resulted in an unrealized loss of $0.1 million and gain of $0.5 million, respectively, for the same period. These changes were recorded in interest expense in our unaudited condensed consolidated statement of operations and were fully offset by changes in fair value of the $500 million notes and the $300 million notes attributable to the benchmark interest rate. Accordingly, as of June 30, 2015, and December 31, 2014, such cumulative adjustments had increased the carrying value of our $500 million notes by $8.2 million and $10.8 million, respectively, and as of June 30, 2015, such cumulative adjustments had increased the carrying value of our $300 million notes by $0.5 million. See Note 11, "Debt" for additional details.
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
Forward Starting Interest Rate Swaps
As of June 30, 2015, we had entered into forward starting interest rate swap agreements having a total notional of CAD 560 million and a weighted-average fixed interest rate of 2.61%. We intend to enter into additional forward starting interest rate swaps up to the date of the forecasted issuance. These swaps are designated as cash flow hedges.
Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk. The table below summarizes our derivative assets and liabilities that were measured at fair value as of June 30, 2015, and December 31, 2014.

		Fair value measurements as of June 30, 2015
	Total at June 30, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swap	$3.7	$—	$3.7	$—
Interest rate swaps	(7.8)	—	(7.8)	—
Foreign currency forwards	36.0	—	36.0	—
Commodity swaps	(13.1)	—	(13.1)	—
Total	$18.8	$—	$18.8	$—

		Fair value measurements as of December 31, 2014
	Total at December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Interest rate swaps	$(2.2)	$—	$(2.2)	$—
Foreign currency forwards	31.6	—	31.6	—
Commodity swaps	(8.9)	—	(8.9)	—
Total	$20.5	$—	$20.5	$—

As of June 30, 2015, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the three months ended June 30, 2015, were all included in Level 2.

Results of Period Derivative Activity
The tables below include the year-to-date results of our derivative activity in the unaudited condensed consolidated balance sheets as of June 30, 2015, and December 31, 2014, and the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015, and June 30, 2014.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheet (in millions)

	June 30, 2015
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swap	$295.5	Other non-current assets	$3.7	Other liabilities	$—
Interest rate swaps	$1,248.2	Other current assets	1.8	Accounts payable and other current liabilities	(18.3)
		Other non-current assets	8.7	Other liabilities	—
Foreign currency forwards	$340.0	Other current assets	23.9	Accounts payable and other current liabilities	(0.1)
		Other non-current assets	13.0	Other liabilities	(0.8)
Total derivatives designated as hedging instruments			$51.1		$(19.2)
Derivatives not designated as hedging instruments:
Commodity swaps	$123.2	Other current assets	$0.3	Accounts payable and other current liabilities	$(7.5)
		Other non-current assets	0.5	Other liabilities	(6.4)
Foreign currency forwards		Other current assets		Accounts payable and other current liabilities	—
Total derivatives not designated as hedging instruments			$0.8		$(13.9)

	December 31, 2014
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate swaps	$844.2	Other current assets	$—	Accounts payable and other current liabilities	$(13.0)
		Other non-current assets	10.8	Other liabilities	—
Foreign currency forwards	$343.4	Other current assets	19.5	Accounts payable and other current liabilities	—
		Other non-current assets	12.1	Other liabilities	—
Total derivatives designated as hedging instruments			$42.4		$(13.0)
Derivatives not designated as hedging instruments:
Commodity swaps	$111.1	Other current assets	$0.2	Accounts payable and other current liabilities	$(4.9)
		Other non-current assets	0.4	Other liabilities	(4.6)
Total derivatives not designated as hedging instruments			$0.6		$(9.5)
The Pretax Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (in millions)

For the Three Months Ended June 30, 2015
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$10.7	Interest expense, net	$(0.3)	Interest expense, net	$—
Foreign currency forwards	(10.3)	Other income (expense), net	(2.9)	Other income (expense), net	—
		Cost of goods sold	5.4	Cost of goods sold	—
Total	$0.4		$2.2		$—

For the Three Months Ended June 30, 2015
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency swap	$(11.0)	Interest expense, net	$—	Interest expense, net	$(1.2)
Total	$(11.0)		$—		$(1.2)

For the Three Months Ended June 30, 2015
Derivatives in fair value hedge relationships	Amount of gain (loss) recognized in income on derivative	Location of gain (loss) recognized in income
Interest rate swaps	$(11.1)	Interest expense, net
Total	$(11.1)

For the Three Months Ended June 30, 2014
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$(0.3)	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forwards	(15.1)	Other income (expense), net	0.7	Other income (expense), net	—
		Cost of goods sold	3.0	Cost of goods sold	—
Commodity swaps	0.2	Cost of goods sold	0.2	Cost of goods sold	—
Total	$(15.2)		$3.5		$—

For the Three Months Ended June 30, 2014
Derivatives in fair value hedge relationships	Amount of gain (loss) recognized in income	Location of gain (loss) recognized in income
Interest rate swap	$1.2	Interest expense, net
Total	$1.2

For the Six Months Ended June 30, 2015
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$(5.0)	Interest expense, net	$(0.6)	Interest expense, net	$—
Foreign currency forwards	11.2	Other income (expense), net	(5.3)	Other income (expense), net	—
		Cost of goods sold	10.1	Cost of goods sold	—
Total	$6.2		$4.2		$—

For the Six Months Ended June 30, 2015
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency swap	$4.5	Interest expense, net	$—	Interest expense, net	$(0.8)
Total	$4.5		$—		$(0.8)

For the Six Months Ended June 30, 2015
Derivatives in fair value hedge relationships	Amount of gain (loss) recognized in income on derivative	Location of gain (loss) recognized in income
Interest rate swaps	$(2.1)	Interest expense, net
Total	$(2.1)

For the Six Months Ended June 30, 2014
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$(0.3)	Interest expense, net	$(0.8)	Interest expense, net	$—
Foreign currency forwards	(0.4)	Other income (expense), net	2.3	Other income (expense), net	—
		Cost of goods sold	6.3	Cost of goods sold	—
Commodity swaps	0.5	Cost of goods sold	0.4	Cost of goods sold	—
Total	$(0.2)		$8.2		$—

For the Six Months Ended June 30, 2014
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency swap	$6.5	Other income (expense), net	$—	Other income (expense), net	$—
Total	$6.5		$—		$—

For the Six Months Ended June 30, 2014
Derivatives in fair value hedge relationships	Amount of gain (loss) recognized in income	Location of gain (loss) recognized in income
Interest rate swap	$1.2	Interest expense, net
Total	$1.2
We expect net gains of approximately $23 million (pretax) recorded in AOCI at June 30, 2015, will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged at June 30, 2015, is three years.
Other Derivatives (in millions)

For the Three Months Ended June 30, 2015
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(5.4)
Foreign currency forwards	Other income (expense), net	(1.1)
Total		$(6.5)

For the Three Months Ended June 30, 2014
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity Swaps	Cost of goods sold	$0.7
Total		$0.7

For the Six Months Ended June 30, 2015
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(6.0)
Foreign currency forwards	Other income (expense), net	0.1
Total		$(5.9)

For the Six Months Ended June 30, 2014
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity Swaps	Cost of goods sold	(0.6)
Total		$(0.6)
14. Pension and Other Postretirement Benefits ("OPEB")

	For the Three Months Ended
	June 30, 2015			June 30, 2014
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net periodic pension and OPEB cost:
Service cost - benefits earned during the year	$2.6	$0.4	$3.0	$3.3	$0.8	$4.1
Interest cost on projected benefit obligation	34.9	1.5	36.4	42.6	1.9	44.5
Expected return on plan assets	(44.6)	—	(44.6)	(49.8)	—	(49.8)
Amortization of prior service cost (benefit)	0.2	(0.1)	0.1	0.2	(0.7)	(0.5)
Amortization of net actuarial loss (gain)	11.9	—	11.9	9.3	(0.3)	9.0
Less: expected participant contributions	(0.2)	—	(0.2)	(0.3)	—	(0.3)
Net periodic pension and OPEB cost	$4.8	$1.8	$6.6	$5.3	$1.7	$7.0

	For the Six Months Ended
	June 30, 2015			June 30, 2014
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net periodic pension and OPEB cost:
Service cost - benefits earned during the year	$5.2	$0.9	$6.1	$6.6	$1.5	$8.1
Interest cost on projected benefit obligation	69.3	3.0	72.3	84.7	3.6	88.3
Expected return on plan assets	(88.7)	—	(88.7)	(98.9)	—	(98.9)
Amortization of prior service cost (benefit)	0.4	(0.2)	0.2	0.4	(1.5)	(1.1)
Amortization of net actuarial loss (gain)	23.1	—	23.1	18.4	(0.5)	17.9
Curtailment (gain) loss	(1.0)	—	(1.0)	—	—	—
Less: expected participant contributions	(0.4)	—	(0.4)	(0.6)	—	(0.6)
Net periodic pension and OPEB cost	$7.9	$3.7	$11.6	$10.6	$3.1	$13.7
During the six months ended June 30, 2015, employer contributions to the defined benefit plans were $240.2 million, including our first quarter discretionary GBP 150 million lump sum contribution ($227.1 million at payment date) related to the U.K. pension plan as required by the most recent statutory valuation performed. Total 2015 employer contributions to the defined benefit plans are expected to be approximately $260 million, based on foreign exchange rates as of June 30, 2015.

MillerCoors, BRI and BDL contributions to their defined benefit pension are not included above, as they are not consolidated in our financial statements.
15. Commitments and Contingencies
Discontinued Operations
Kaiser
In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In addition, we provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. The discontinued operations balances within the current and non-current liabilities of our unaudited condensed consolidated balance sheets consist entirely of our estimates of these liabilities. These liabilities are denominated in Brazilian Reais and are therefore subject to foreign exchange gains or losses, which are recognized in the discontinued operations section of the unaudited condensed consolidated statement of operations. There have been no changes in the underlying liabilities from the year ended December 31, 2014; therefore, all changes in the current and non-current liabilities of discontinued operations during the first half of 2015 are due to fluctuations in foreign exchange rates from December 31, 2014, to June 30, 2015. During the three months ended June 30, 2015, and June 30, 2014, we recognized losses of $0.3 million and gains of $0.2 million, respectively, from discontinued operations associated with foreign exchange gains and losses related to indemnities we provided to FEMSA, and during the six months ended June 30, 2015, and June 30, 2014, we recognized gains of $1.6 million and losses of $1.7 million, respectively. Our exposure related to the tax, civil and labor indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. Separately, the maximum potential claims amount remaining for the purchased tax credits was $112.8 million, based on foreign exchange rates as of June 30, 2015.
Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have been recorded to date, and additional future adjustments may be required.
Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of June 30, 2015, accounts payable and other current liabilities in the accompanying unaudited condensed consolidated balance sheets includes $10.8 million related to the guarantee of the indebtedness of our equity method investments. See Note 4, "Investments" for more details. Additionally, related to our previous ownership in the Montréal Canadiens, we guarantee its obligations under a ground lease for the Bell Centre Arena (the "Ground Lease Guarantee"). Upon sale of our interest, the new owners agreed to indemnify us in connection with the liabilities we may incur under the Ground Lease Guarantee and provided us with a CAD 10 million letter of credit to guarantee such indemnity. This transaction did not materially affect our risk exposure related to the Ground Lease Guarantee, which continues to be recognized as a liability on our consolidated balance sheets. Other liabilities in the accompanying unaudited condensed consolidated balance sheets include $4.9 million as of June 30, 2015, and $5.3 million as of December 31, 2014, related to the Ground Lease Guarantee, both of which are classified as non-current.
Litigation, Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have accrued an aggregate of $15.1 million as of June 30, 2015, and $16.6 million as of December 31, 2014. We believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated financial statements, except as noted below.
In addition to the specific cases discussed below, we are involved in other disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, other than as discussed below, none of these disputes or legal actions are expected to have a material impact on our business, consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.
During the fourth quarter of 2014 and the first quarter of 2015, we received assessments from a local country regulatory authority related to our Europe operations during the 29 month period prior to receipt of the most recent assessment. The aggregate amount of the assessments received is approximately $81 million, based on foreign exchange rates at June 30,

2015. While we intend to vigorously challenge the validity of these assessments and defend our position, if the assessments, as issued, are ultimately upheld, they could materially affect our results of operations. Based on the assessments received and related impacts, we estimate a range of loss of zero to approximately $98 million, based on foreign exchange rates at June 30, 2015. We continue to follow the required regulatory procedures in order to proceed with our appeal of the assessments.
In 2013 we became aware of potential liabilities in several European countries primarily related to local country regulatory matters associated with StarBev Holdings S.à r.l. ("StarBev") pre-acquisition periods. We recorded liabilities related to these matters in the second quarter of 2013 as we finalized purchase price accounting related to the acquisition of StarBev. During the first quarter of 2014, these matters were favorably resolved, and we released the associated indirect-tax and income-tax-related reserves, inclusive of post-acquisition accrued interest, resulting in a gain of $13.0 million recorded within marketing, general and administrative expenses and an income tax benefit of $18.5 million.
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
Litigation and Other Disputes
On December 12, 2014, a notice of action captioned David Hughes and 631992 Ontario Inc. v. Liquor Control Board of Ontario, Brewers Retail Inc., Labatt Breweries of Canada LP, Molson Coors Canada and Sleeman Breweries Ltd. No. CV-14-518059-00CP was filed in Ontario, Canada in the Ontario Superior Court of Justice. BRI and its owners, including Molson Coors Canada, as well as the LCBO are named as defendants in the action. The plaintiffs allege that The Beer Store (retail outlets owned and operated by BRI) and LCBO improperly entered into an agreement to fix prices and market allocation within the Ontario beer market to the detriment of licensees and consumers. The plaintiffs seek to have the claim certified as a class action on behalf of all Ontario beer consumers and licensees and, among other things, damages in the amount of CAD 1.4 billion. Although we are at an early stage of the proceedings, we note that The Beer Store operates according to the rules established by the Government of Ontario for regulation, sale and distribution of beer in the province. Additionally, prices at The Beer Store are independently set by each brewer and are approved by the LCBO on a weekly basis. As such, we currently believe the claim has been made without merit, and we intend to vigorously assert and defend our rights in this lawsuit.
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
The assumptions used are as follows:

•	trust management costs are included in projections with regard to the $120 million threshold, but are expensed only as incurred;

•	income taxes, which we believe are not an included cost, are excluded from projections with regard to the $120 million threshold;

•	a 2.5% inflation rate for future costs; and

•	certain operations and maintenance costs were discounted using a 2.73% risk-free rate of return.
Based on these assumptions, the present value and gross amount of the costs at June 30, 2015, are approximately $3.0 million and $7.3 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.
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
Other
In prior years, we were notified by the EPA and certain state environmental divisions that we are a PRP, along with other parties, at the Cooper Drum site in southern California, the East Rutherford and Berry's Creek sites in New Jersey and the Chamblee and Smyrna sites in Georgia. Certain former non-beer business operations, which we discontinued use of and subsequently sold, were involved at these sites. Potential losses associated with these sites could increase as remediation planning progresses.
We are aware of groundwater contamination at some of our properties in Colorado resulting from historical, ongoing, or nearby activities. There may also be other contamination of which we are currently unaware.
Europe and MCI
We are subject to the requirements of governmental and local environmental and occupational health and safety laws and regulations within each of the countries in which we operate. Compliance with these laws and regulations did not materially affect our second quarter of 2015 capital expenditures, results of operations or our financial or competitive position, and we do not anticipate that they will do so during the remainder of the year.
16. Supplemental Guarantor Information
        For purposes of this Note 16, including the tables, "Parent Guarantor and 2012 Issuer" shall mean MCBC and "Subsidiary Guarantors" shall mean certain Canadian, U.S. and European subsidiaries reflecting the substantial operations of each of our Canada and U.S. segments, as well as our U.K. operations of our Europe segment.
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
None of our other outstanding debt is publicly registered, and it is all guaranteed on a senior and unsecured basis by the Parent Guarantor and Subsidiary Guarantors. These guarantees are full and unconditional and joint and several. See Note 11, "Debt" for details of all debt issued and outstanding as of June 30, 2015.
Presentation
The following information sets forth the condensed consolidating statements of operations for the three and six months ended June 30, 2015, and June 30, 2014, condensed consolidating balance sheets as of June 30, 2015, and December 31, 2014, and condensed consolidating statements of cash flows for the six months ended June 30, 2015, and June 30, 2014. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Guarantor and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2015
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$6.1	$1,082.6	$351.4	$(7.1)	$1,433.0
Excise taxes	—	(348.5)	(78.8)	—	(427.3)
Net sales	6.1	734.1	272.6	(7.1)	1,005.7
Cost of goods sold	—	(437.8)	(137.8)	(4.3)	(579.9)
Gross profit	6.1	296.3	134.8	(11.4)	425.8
Marketing, general and administrative expenses	(30.3)	(176.5)	(87.9)	11.4	(283.3)
Special items, net	—	1.7	(35.4)	—	(33.7)
Equity income (loss) in subsidiaries	184.0	(67.7)	160.5	(276.8)	—
Equity income in MillerCoors	—	205.5	—	—	205.5
Operating income (loss)	159.8	259.3	172.0	(276.8)	314.3
Interest income (expense), net	(15.9)	61.2	(75.9)	—	(30.6)
Other income (expense), net	0.3	3.6	2.4	—	6.3
Income (loss) from continuing operations before income taxes	144.2	324.1	98.5	(276.8)	290.0
Income tax benefit (expense)	84.8	(141.2)	(2.0)	—	(58.4)
Net income (loss) from continuing operations	229.0	182.9	96.5	(276.8)	231.6
Income (loss) from discontinued operations, net of tax	—	—	(0.3)	—	(0.3)
Net income (loss) including noncontrolling interests	229.0	182.9	96.2	(276.8)	231.3
Net (income) loss attributable to noncontrolling interests	—	—	(2.3)	—	(2.3)
Net income (loss) attributable to MCBC	$229.0	$182.9	$93.9	$(276.8)	$229.0
Comprehensive income (loss) attributable to MCBC	$463.6	$417.9	$242.2	$(660.1)	$463.6

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$11.0	$1,906.4	$559.0	$(40.2)	$2,436.2
Excise taxes	—	(605.4)	(125.1)	—	(730.5)
Net sales	11.0	1,301.0	433.9	(40.2)	1,705.7
Cost of goods sold	—	(799.1)	(253.9)	18.3	(1,034.7)
Gross profit	11.0	501.9	180.0	(21.9)	671.0
Marketing, general and administrative expenses	(58.4)	(329.5)	(157.9)	21.9	(523.9)
Special items, net	—	(8.9)	(33.4)	—	(42.3)
Equity income (loss) in subsidiaries	288.2	(160.1)	184.1	(312.2)	—
Equity income in MillerCoors	—	334.8	—	—	334.8
Operating income (loss)	240.8	338.2	172.8	(312.2)	439.6
Interest income (expense), net	(33.1)	120.1	(146.8)	—	(59.8)
Other income (expense), net	(1.0)	1.3	3.4	—	3.7
Income (loss) from continuing operations before income taxes	206.7	459.6	29.4	(312.2)	383.5
Income tax benefit (expense)	103.4	(172.1)	(2.5)	—	(71.2)
Net income (loss) from continuing operations	310.1	287.5	26.9	(312.2)	312.3
Income (loss) from discontinued operations, net of tax	—	—	1.6	—	1.6
Net income (loss) including noncontrolling interests	310.1	287.5	28.5	(312.2)	313.9
Net (income) loss attributable to noncontrolling interests	—	—	(3.8)	—	(3.8)
Net income (loss) attributable to MCBC	$310.1	$287.5	$24.7	$(312.2)	$310.1
Comprehensive income attributable to MCBC	$(92.7)	$(87.5)	$(51.6)	$139.1	$(92.7)

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2015
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$85.1	$199.1	$129.6	$—	$413.8
Accounts receivable, net	—	384.9	210.2	—	595.1
Other receivables, net	25.1	44.2	21.2	—	90.5
Total inventories	—	195.1	49.2	—	244.3
Other current assets, net	6.2	59.1	40.0	—	105.3
Deferred tax assets	2.2	0.9	30.8	(6.7)	27.2
Intercompany accounts receivable	—	3,688.7	316.5	(4,005.2)	—
Total current assets	118.6	4,572.0	797.5	(4,011.9)	1,476.2
Properties, net	28.8	1,079.0	601.6	—	1,709.4
Goodwill	—	1,073.6	1,041.7	—	2,115.3
Other intangibles, net	—	3,624.8	1,748.5	—	5,373.3
Investment in MillerCoors	—	2,452.9	—	—	2,452.9
Net investment in and advances to subsidiaries	12,673.4	4,047.9	5,587.1	(22,308.4)	—
Deferred tax assets	18.0	20.7	0.2	12.3	51.2
Other assets, net	32.2	144.9	41.8	—	218.9
Total assets	$12,871.0	$17,015.8	$9,818.4	$(26,308.0)	$13,397.2
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$44.1	$882.6	$406.2	$—	$1,332.9
Deferred tax liabilities	—	185.6	0.1	(6.7)	179.0
Current portion of long-term debt and short-term borrowings	65.0	720.2	47.2	—	832.4
Discontinued operations	—	—	5.2	—	5.2
Intercompany accounts payable	3,229.0	353.3	422.9	(4,005.2)	—
Total current liabilities	3,338.1	2,141.7	881.6	(4,011.9)	2,349.5
Long-term debt	1,905.3	399.9	—	—	2,305.2
Pension and postretirement benefits	3.1	259.9	6.0	—	269.0
Deferred tax liabilities	—	—	726.7	12.3	739.0
Other liabilities	18.5	34.0	37.4	—	89.9
Discontinued operations	—	—	13.2	—	13.2
Intercompany notes payable	—	1,379.4	5,332.7	(6,712.1)	—
Total liabilities	5,265.0	4,214.9	6,997.6	(10,711.7)	5,765.8
MCBC stockholders' equity	7,607.1	18,132.5	4,175.9	(22,308.4)	7,607.1
Intercompany notes receivable	(1.1)	(5,331.6)	(1,379.4)	6,712.1	—
Total stockholders' equity	7,606.0	12,800.9	2,796.5	(15,596.3)	7,607.1
Noncontrolling interests	—	—	24.3	—	24.3
Total equity	7,606.0	12,800.9	2,820.8	(15,596.3)	7,631.4
Total liabilities and equity	$12,871.0	$17,015.8	$9,818.4	$(26,308.0)	$13,397.2

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$192.2	$83.5	$168.7	$(246.3)	$198.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(6.4)	(84.2)	(49.2)	—	(139.8)
Proceeds from sales of properties and other assets	—	2.3	5.2	—	7.5
Acquisition of businesses, net of cash acquired	—	(6.3)	(44.8)	—	(51.1)
Investment in MillerCoors	—	(758.1)	—	—	(758.1)
Return of capital from MillerCoors	—	692.9	—	—	692.9
Loan repayments	—	4.5	14.5	—	19.0
Loan advances	—	(6.2)	(19.9)	—	(26.1)
Other	—	(2.4)	—	—	(2.4)
Net intercompany investing activity	(56.2)	(173.8)	(184.5)	414.5	—
Net cash provided by (used in) investing activities	(62.6)	(331.3)	(278.7)	414.5	(258.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	28.6	—	—	—	28.6
Excess tax benefits from share-based compensation	7.6	—	—	—	7.6
Dividends paid	(136.0)	(246.3)	(16.3)	246.3	(152.3)
Payments for purchases of treasury stock	(50.1)	—	—	—	(50.1)
Payments on long-term debt and capital lease obligations	(0.4)	(0.3)	—	—	(0.7)
Proceeds from short-term borrowings	—	—	27.9	—	27.9
Payments on short-term borrowings	—	—	(14.6)	—	(14.6)
Net proceeds from (payments on) revolving credit facilities and commercial paper	64.9	—	2.3	—	67.2
Change in overdraft balances and other	—	—	(38.3)	—	(38.3)
Net intercompany financing activity	—	240.7	173.8	(414.5)	—
Net cash provided by (used in) financing activities	(85.4)	(5.9)	134.8	(168.2)	(124.7)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	44.2	(253.7)	24.8	—	(184.7)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(17.9)	(8.2)	—	(26.1)
Balance at beginning of year	40.9	470.7	113.0	—	624.6
Balance at end of period	$85.1	$199.1	$129.6	$—	$413.8

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$178.0	$292.2	$109.9	$(4.1)	$576.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(5.5)	(79.2)	(41.7)	—	(126.4)
Proceeds from sales of properties and other assets	—	2.8	1.3	—	4.1
Investment in MillerCoors	—	(764.4)	—	—	(764.4)
Return of capital from MillerCoors	—	691.9	—	—	691.9
Loan repayments	—	4.0	—	—	4.0
Loan advances	—	(3.3)	—	—	(3.3)
Net intercompany investing activity	(15.1)	137.6	157.5	(280.0)	—
Net cash provided by (used in) investing activities	(20.6)	(10.6)	117.1	(280.0)	(194.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	27.7	—	—	—	27.7
Excess tax benefits from share-based compensation	3.2	—	—	—	3.2
Dividends paid	(120.6)	—	(20.2)	4.1	(136.7)
Payments on long-term debt and capital lease obligations	(0.4)	(61.7)	(0.1)	—	(62.2)
Proceeds from short-term borrowings	—	—	20.9	—	20.9
Payments on short-term borrowings	—	—	(23.3)	—	(23.3)
Payments on settlement of derivative instruments	—	(65.2)	—	—	(65.2)
Net proceeds from (payments on) revolving credit facilities and commercial paper	(78.7)	—	(135.6)	—	(214.3)
Change in overdraft balances and other	(1.8)	0.6	128.0	—	126.8
Net intercompany financing activity	—	(142.4)	(137.6)	280.0	—
Net cash provided by (used in) financing activities	(170.6)	(268.7)	(167.9)	284.1	(323.1)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(13.2)	12.9	59.1	—	58.8
Effect of foreign exchange rate changes on cash and cash equivalents	—	2.0	2.9	—	4.9
Balance at beginning of year	90.6	248.7	103.0	—	442.3
Balance at end of period	$77.4	$263.6	$165.0	$—	$506.0

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
Use of Non-GAAP Measures
In addition to financial measures presented on the basis of accounting principles generally accepted in the U.S. ("U.S. GAAP"), we also present pretax and after-tax "underlying income," "underlying income per diluted share," "underlying effective tax rate," and "underlying free cash flow," which are non-GAAP measures and should be viewed as supplements to (not substitutes for) our results of operations presented under U.S. GAAP. We also present underlying earnings before interest, taxes, depreciation, and amortization ("underlying EBITDA") as a non-GAAP measure. Our management uses underlying income, underlying income per diluted share, underlying EBITDA, underlying effective tax rate and underlying free cash flow as measures of operating performance to assist in comparing performance from period to period on a consistent basis; as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; in communications with the board of directors, stockholders, analysts and investors concerning our financial performance; as useful comparisons to the performance of our competitors; and as metrics of certain management incentive compensation calculations. We believe that underlying income, underlying income per diluted share, underlying EBITDA, underlying effective tax rate and underlying free cash flow performance are used by, and are useful to, investors and other users of our financial statements in evaluating our operating performance because they provide an additional tool to evaluate our performance without regard to special and non-core items, which can vary substantially from company to company depending upon accounting methods and book value of assets and capital structure. We have provided reconciliations of all non-GAAP measures to their nearest U.S. GAAP measure and have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure. These adjustments consist of special items from our U.S. GAAP financial statements (Part II - Item 8. Financial Statements and Supplementary Data, Note 1, “Basis of Presentation and Summary of Significant Accounting Policies" of our Annual Report for additional discussion) as well as other non-core items, such as acquisition and integration related costs, unrealized mark-to-market gains and losses, and gains and losses on sales of non-operating assets, included in our U.S. GAAP results that warrant adjustment to arrive at non-GAAP results. We consider these items to be necessary adjustments for purposes of evaluating our ongoing business performance and are often considered non-recurring. Such adjustments are subjective and involve significant management judgment.
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
Second Quarter 2015 Financial Highlights:
During the second quarter of 2015, we recognized net income from continuing operations attributable to MCBC of $229.3 million, or $1.23 per diluted share, representing a decrease of $61.4 million, or 21.1% versus the prior year. Additionally, underlying after-tax income decreased 9.9%, to $263.8 million, or $1.41 per diluted share. These decreases are mainly driven by unfavorable foreign currency movements, a higher effective tax rate, lower volumes and the impact of the termination of certain business contracts, as discussed below. Additionally, the decrease in net income from continuing operations versus the prior year was also partially driven by a net increase in special and non-core charges in the second quarter of 2015, primarily due to costs incurred on the closure of our Alton brewery and Toronto bottling line, as well as the substantial restructure of our business in China and net termination fee charges as discussed below. These metrics were further impacted by changes in sales mix, and partially offset by positive pricing and cost reductions versus the second quarter of 2014. Net sales decreased 15.4%; however, excluding the impact of foreign currency movements, net sales decreased only 3.3%, driven by lower volume and sales mix in the quarter. Worldwide beer volume decreased 1.9% and underlying EBITDA decreased by 4.4%. Additionally, we generated $241.1 million in underlying free cash flow during the first half of 2015, which represents a decrease in cash generated of $90.6 million from the prior year, driven primarily by lower net income, adjusted for non-cash add-backs, as well as a decreased benefit from working capital changes, including higher cash paid for taxes. In addition to the drivers above, our results for the second quarter reflect continued challenging market conditions; however, despite these challenges, we continued to focus on building our brand strength, transforming our portfolio toward the above premium segment and improving commercial execution. Further, we continued to focus on generating higher returns on our invested capital, managing our working capital and delivering a greater return on investment for our shareholders.
Regional financial highlights:

•
In our Canada segment, income from continuing operations before income taxes of $106.1 million and underlying pretax income of $114.3 million decreased by 12.2% and 5.5%, respectively, in the second quarter of 2015 versus the prior year. Both income from continuing operations before income taxes and underlying pretax income were significantly impacted by unfavorable foreign currency movements, as well as lower volumes, including the impact of terminating our Miller brands agreement during the first quarter of 2015. Excluding the impact of unfavorable foreign currency movements, underlying pretax income increased 4.3%, driven by positive net pricing and sales mix, along with cost savings.

•
In our U.S. segment, both equity income and underlying equity income in MillerCoors were $205.5 million in the second quarter of 2015, an increase of 8.1% and 8.0% compared to the prior year, respectively, primarily due to lower input costs on brewing and packaging materials, lower fuel expense, higher net pricing and supply chain cost savings.

•
Our Europe segment income from continuing operations before income taxes of $49.0 million and underlying pretax income of $68.1 million decreased by 42.0% and 21.5%, respectively, in the second quarter of 2015, versus the prior year. Both decreases are driven by unfavorable foreign currency impacts and the termination of the Modelo distribution and Heineken contract brewing arrangements in the U.K., which negatively impacted underlying income for the quarter. Additionally, our second quarter results reflect lower volume and negative sales mix, partially offset by positive pricing. Income from continuing operations before income taxes includes accelerated depreciation recognized in the second quarter of 2015 related to the decision to close one of our brewing facilities in the U.K., as well as fees incurred to terminate our contract with Carlsberg to obtain the full exclusive distribution rights of the Staropramen brand in the U.K. These factors were partially offset by the termination fee income recorded in the second quarter of 2015 from our agreement with Heineken to early terminate the contract brewing and kegging agreement.

•
Our MCI segment reported a loss from continuing operations before income taxes of $12.2 million in the second quarter of 2015, compared to $3.7 million in the second quarter of 2014, and an underlying pretax loss of $5.8 million in the second quarter of 2015, compared to $3.7 million in the second quarter of 2014, due to recognition of price promotion expenses related to the decision to substantially restructure our business in China, along with foreign currency movements and geography mix, partially offset by strong volume growth and lower marketing investments. Loss from continuing operations was also impacted by $6.4 million in special charges for employee-related expenses and asset write-offs recorded during the second quarter of 2015 related to the substantial restructuring in China.
See "Results of Operations" below for further analysis of our segment results.
Core brand highlights:

•	Volume for Carling, the number one beer brand in the U.K. and the largest brand in our Europe segment, declined during the second quarter of 2015, due to weak consumer demand in the U.K. beer market.

•
Coors Light global volume (including our proportionate percentage of MillerCoors' Coors Light volumes) decreased during the second quarter of 2015 by 2.3% versus the second quarter of 2014. The overall volume decrease in the second quarter was driven by lower volumes in Canada and the U.S., slightly offset by increases in Europe and MCI. The declines in Canada and the U.S. are partly due to ongoing competitive pressures. We continue to implement plans to reverse the declines in Coors Light performance in Canada and the U.S.

•
Molson Canadian volume in Canada decreased during the second quarter of 2015 versus the prior year, primarily driven by industry weakness in higher-share regions, as well as unfavorable on premise sales.

•
Staropramen volume, including royalty volume, slightly decreased by 1.2% overall during the second quarter of 2015, versus the second quarter of 2014 driven by competitive challenges in Czech Republic, Staropramen's primary market, and a decline in international markets of Ukraine and Russia, partially offset by strong growth of above premium Staropramen in most other Europe countries.

The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015, and June 30, 2014, and provides a reconciliation of "underlying income," a non-GAAP measure, to its nearest U.S. GAAP measure. See Part I-Item 1. Financial Statements, “Condensed Consolidated Statements of Operations” for additional details of our U.S. GAAP results.

	Three Months Ended			Six Months Ended
	June 30, 2015	June 30, 2014	% change	June 30, 2015	June 30, 2014	% change
	(In millions, except percentages and per share data)
Volume in hectoliters	8.623	8.726	(1.2)%	14.255	14.639	(2.6)%
Net sales	$1,005.7	$1,188.5	(15.4)%	$1,705.7	$2,004.5	(14.9)%
Net income attributable to MCBC from continuing operations	$229.3	$290.7	(21.1)%	$308.5	$456.0	(32.3)%
Adjustments:
Special items, net(1)	33.7	2.7	N/M	42.3	(49.8)	(184.9)%
42% of MillerCoors specials items, net of tax(2)	—	0.2	(100.0)%	—	0.5	(100.0)%
Unrealized mark-to-market (gains) and losses(3)	4.2	(1.4)	N/M	4.1	(1.0)	N/M
Other non-core items(4)	—	—	—%	—	(11.3)	(100.0)%
Tax effect on special and non-GAAP items(5)	(3.4)	0.5	N/M	(5.0)	0.5	N/M
Non-GAAP: Underlying income attributable to MCBC from continuing operations, net of tax	$263.8	$292.7	(9.9)%	$349.9	$394.9	(11.4)%
Net Income attributable to MCBC per diluted share from continuing operations	$1.23	$1.56	(21.2)%	$1.65	$2.46	(32.9)%
Non-GAAP: Underlying net income attributable to MCBC per diluted share from continuing operations	$1.41	$1.57	(10.2)%	$1.87	$2.13	(12.2)%
N/M = Not meaningful

(1)
See Part I—Item 1. Financial Statements, Note 6, "Special Items" of the unaudited condensed consolidated financial statements for additional information. Special items for the three and six months ended June 30, 2015, include accelerated depreciation of expense of $16.6 million and $28.4 million, respectively. There was no accelerated depreciation recorded for the three months ended June 30, 2014. Special items for the six months ended June 30, 2014, includes accelerated amortization expense of $4.9 million. These accelerated depreciation and amortization charges are included in our adjustments to arrive at underlying EBITDA in the table below.

(2)
See "Results of Operations" - "United States Segment" - "Special Items, net" below for additional information. There were no tax effects related to our share of MillerCoors special items for the three and six months ended June 30, 2014. The flow through MCBC tax impacts of MillerCoors special items, if applicable, are presented within the tax effect on special and non-GAAP items in the above reconciliation of underlying income table.

(3)
The unrealized changes in fair value on our commodity swaps not designated in hedging relationships are recorded as cost of goods sold within our Corporate business activities. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. The amounts included for the three and six months ended June 30, 2015, and June 30, 2014, include the unrealized mark-to-market on these commodity swaps as well as an unrealized gain of $0.5 million for the six months ended June 30, 2014, related to foreign currency movements on the €500 million convertible note.

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

(5)
The effect of taxes on the adjustments used to arrive at underlying income, a non-GAAP measure, is calculated based on applying the estimated underlying full-year effective tax rate to actual underlying earnings, excluding special and non-core items. The effect of taxes on special and non-core items is calculated based on the statutory tax rate applicable to the item being adjusted for in the jurisdiction from which each adjustment arises. Additionally, the six months ended June 30, 2014, include an income tax benefit of $16.2 million recognized in the first quarter of 2014 related to the release of an income tax reserve recorded in conjunction with the initial purchase accounting for the Acquisition and is related to the settlement of certain local country regulatory matters associated with pre-acquisition periods. Additionally, included in this line item is any applicable flow through MCBC tax impacts of MillerCoors special items.

The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015, and June 30, 2014, and provides a reconciliation of "underlying EBITDA", a non-GAAP measure, to its nearest U.S. GAAP measure. See Part I-Item 1. Financial Statements, “Condensed Consolidated Statements of Operations” for additional details of our U.S. GAAP results.

	Three Months Ended			Six Months Ended
	June 30, 2015	June 30, 2014	% change	June 30, 2015	June 30, 2014	% change
	(In millions, except percentages and per share data)
Net income attributable to MCBC from continuing operations	$229.3	$290.7	(21.1)%	$308.5	$456.0	(32.3)%
Add: Net income (loss) attributable to noncontrolling interests	2.3	2.2	4.5%	3.8	1.7	123.5%
Net income (loss) from continuing operations	$231.6	$292.9	(20.9)%	$312.3	$457.7	(31.8)%
Adjustments:
Add: Interest expense (income), net	30.6	36.2	(15.5)%	59.8	71.6	(16.5)%
Add: Income tax expense (benefit)	58.4	36.4	60.4%	71.2	41.2	72.8%
Add: Depreciation and amortization	81.4	77.2	5.4%	158.9	158.4	0.3%
Adjustments included in underlying income(1)	37.9	1.3	N/M	46.4	(62.1)	(174.7)%
Adjustments to arrive at underlying EBITDA(2)	(16.6)	—	N/M	(28.4)	(4.9)	N/M
Adjustments to arrive at underlying EBITDA related to our investment in MillerCoors(3)	32.0	32.2	(0.6)%	63.7	65.5	(2.7)%
Non-GAAP: Underlying EBITDA	$455.3	$476.2	(4.4)%	$683.9	$727.4	(6.0)%
N/M = Not meaningful

(1)	Includes adjustments to non-GAAP underlying income within the table above related to special and non-core items.

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

The following table highlights summarized components of our worldwide beer volume for the three and six months ended June 30, 2015, and June 30, 2014.

	Three Months Ended			Six Months Ended
	June 30, 2015	June 30, 2014	% change	June 30, 2015	June 30, 2014	% change
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	8.623	8.726	(1.2)%	14.255	14.639	(2.6)%
Royalty volume(1)	0.485	0.464	4.5%	0.819	0.764	7.2%
Owned volume	9.108	9.190	(0.9)%	15.074	15.403	(2.1)%
Proportionate share of equity investment STR(2)	7.145	7.384	(3.2)%	12.680	13.089	(3.1)%
Total worldwide beer volume	16.253	16.574	(1.9)%	27.754	28.492	(2.6)%

(1)	Includes MCI segment royalty volume that is primarily in Russia, Ukraine and Mexico, and Europe segment royalty volume in Republic of Ireland.

(2)	Reflects the addition of our proportionate share of equity method investments STR for the periods presented.
Our worldwide beer volume decreased 1.9% and 2.6% in the three and six months ended June 30, 2015, respectively, due to lower volume in Europe, Canada and the U.S., partially offset by higher volume in MCI.
Net Sales
The following table highlights the drivers of change in net sales for the three months ended June 30, 2015, versus June 30, 2014, by segment (in percentages):

	Volume	Price, Product and Geography Mix	Currency	Other	Total
Consolidated	(1.2)%	(2.1)%	(12.1)%	—%	(15.4)%
Canada	(6.6)%	4.1%	(11.1)%	(0.3)%	(13.9)%
Europe	(1.1)%	(2.6)%	(12.9)%	—%	(16.6)%
MCI	31.0%	(34.7)%	(11.2)%	—%	(14.9)%
Corporate(1)	—%	—%	—%	(75.0)%	(75.0)%
(1)    Corporate net sales revenue includes the results of our water resources and energy operations in the state of Colorado.
The following table highlights the drivers of change in net sales for the six months ended June 30, 2015, versus June 30, 2014, by segment (in percentages):

	Volume	Price, Product and Geography Mix	Currency	Other	Total
Consolidated	(2.6)%	(0.6)%	(11.7)%	—%	(14.9)%
Canada	(4.8)%	4.0%	(11.2)%	(0.2)%	(12.2)%
Europe	(3.5)%	(1.6)%	(12.2)%	—%	(17.3)%
MCI	23.3%	(25.5)%	(10.4)%	—%	(12.6)%
Corporate(1)	—%	—%	—%	(28.6)%	(28.6)%
(1)    Corporate net sales revenue includes the results of our water resources and energy operations in the state of Colorado.
Income taxes
Our effective tax rates were approximately 20% and 11% for the second quarter of 2015 and 2014, respectively. Our effective tax rates were approximately 19% and 8% for the first half of 2015 and 2014, respectively. Our effective tax rates were significantly lower than the U.S. federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our foreign businesses, driven by lower statutory income tax rates and tax planning impacts on statutory taxable income, as well as discrete items. The effective tax rate for the second quarter and first half of 2015 increased versus 2014, primarily due to lower pretax income in 2015, and a lower net discrete tax impact recognized in 2015. Our total net discrete tax expense was $0.2 million in the second quarter of 2015, versus a $12.2 million net discrete tax benefit recognized in the second quarter of 2014. The net discrete tax benefit recognized in 2014 was primarily due to the finalization of our previous bilateral advanced pricing agreement ("BAPA") between the U.S. and Canada tax authorities in the second quarter of 2014. The implementation of the BAPA and reversal of the related unrecognized tax benefits resulted in a net discrete income tax benefit of approximately $21 million in the second quarter of 2014. This was partially reduced by an immaterial out of period adjustment recorded in the second quarter of 2014 of $8.7 million related to our deferred tax liabilities. This out of period adjustment primarily relates to immaterial errors for the fiscal years 2011, 2012 and 2013. Our underlying effective tax rate, a non-GAAP measure, was higher for the second quarter and first half of 2015, due to a decrease in net discrete tax impacts recognized in 2015.

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Effective tax rate	20%	11%	19%	8%
Adjustments:
Tax impact of special and other non-core items	(1)%	—%	(1)%	1%
Non-GAAP: Underlying effective tax rate	19%	11%	18%	9%
Discontinued operations
Discontinued operations are associated with the formerly-owned Cervejarias Kaiser Brasil S.A. ("Kaiser") business in Brazil. See Part I—Item 1. Financial Statements, Note 15, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for discussions of the nature of amounts recognized in discontinued operations, which consist of amounts associated with indemnity obligations to FEMSA Cerveza S.A. de C.V. ("FEMSA") related to purchased tax credits and other tax, civil and labor issues.
Results of Operations
Canada Segment

	Three Months Ended			Six Months Ended
	June 30, 2015	June 30, 2014	% change	June 30, 2015	June 30, 2014	% change
	(In millions, except percentages)
Volume in hectoliters	2.150	2.303	(6.6)%	3.680	3.866	(4.8)%
Sales	$584.3	$677.1	(13.7)%	$993.6	$1,132.7	(12.3)%
Excise taxes	(139.4)	(160.6)	(13.2)%	(235.2)	(269.1)	(12.6)%
Net sales	444.9	516.5	(13.9)%	758.4	863.6	(12.2)%
Cost of goods sold	(238.1)	(285.2)	(16.5)%	(437.4)	(501.9)	(12.9)%
Gross profit	206.8	231.3	(10.6)%	321.0	361.7	(11.3)%
Marketing, general and administrative expenses	(95.4)	(111.9)	(14.7)%	(180.1)	(207.9)	(13.4)%
Special items, net(1)	(8.2)	(0.1)	N/M	(8.2)	52.9	(115.5)%
Operating income (loss)	103.2	119.3	(13.5)%	132.7	206.7	(35.8)%
Other income (expense), net	2.9	1.5	93.3%	4.3	2.4	79.2%
Income (loss) from continuing operations before income taxes	$106.1	$120.8	(12.2)%	$137.0	$209.1	(34.5)%
Adjusting items:
Special items, net(1)	8.2	0.1	N/M	8.2	(52.9)	(115.5)%
Non-GAAP: Underlying pretax income (loss)	$114.3	$120.9	(5.5)%	$145.2	$156.2	(7.0)%
N/M = Not meaningful

(1)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" to the unaudited condensed consolidated financial statements for detail of special items.

Significant events
During 2015, we continued our ongoing assessment of our supply chain strategies in order to align with our cost saving objectives. We will continue to evaluate our supply chain network and seek opportunities for further efficiencies and cost savings, and we therefore may incur additional restructuring related charges in the future.
In April 2014, the Ontario Premier's Advisory Council on Government Assets (the "Council") began a review that included evaluating the beer retailing and distribution system in Ontario, for which Brewers' Retail Inc. ("BRI") is the primary beer retail and distribution channel. In April 2015, as a result of this review and our negotiations with the Council, we, along with the other owners of BRI, agreed, in principle subject to entry into definitive binding documents, to enter into a new beer framework agreement (the "New Framework") with the Province of Ontario, currently anticipated to be finalized and effective in the second half of 2015, with the implementation of some of the provisions to begin in the fourth quarter of 2015. The New Framework is designed to further enhance the overall beer retail and distribution system within Ontario, as well as provide easier access to market for small brewers. The New Framework will include the implementation of an additional Canadian Dollar ("CAD") 100 million annual tax on all beer volume sold in Ontario, which will be phased in over four years beginning November 1, 2015. Additionally, with the exception of adjustments for increases in annual inflation, the two largest brewers in Ontario will have restrictions on price increases for certain packaging types of the largest Ontario brands until the second quarter of 2017. The New Framework is also intended to increase convenience and choice available for consumers by increasing the number and types of outlets where beer is sold (including introducing beer sales to a specified number of grocery stores), increasing the required level of shelf space allocated to small brewers in retail outlets, as well as allowing for incremental packaging options at the Liquor Control Board of Ontario ("LCBO") and agents of the LCBO. The New Framework will also provide qualifying licensees (restaurants and bars) the ability to purchase beer at BRI retail outlets at the same price as retail consumers. Further, BRI will commit to invest CAD 100 million of capital spending over the next four years, 80% of which will be directed toward enhancements to the purchasing experience for consumers. The New Framework will also incorporate many of the proposed changes to the BRI ownership structure that were announced in January 2015, allowing all other Ontario brewers, regardless of size, to participate in the ownership and governance of BRI. The changes resulting from the New Framework may have an adverse effect on our Canada business and financial results; however, we are still evaluating the full impact of these changes, as well as what actions we may take to mitigate any negative impacts. The ultimate outcome and potential impact to our Canada business remains to be fully determined upon finalization and execution of the definitive binding documents. Additionally, in the fourth quarter of 2014, we became aware of a legal dispute related to BRI which could result in an adverse impact to our future results. See Part I—Item 1. Financial Statements, Note 15, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for further discussion.
In the fourth quarter of 2014, we entered into an agreement with Miller Brewing Company ("Miller") for the accelerated termination of our license agreement, effective March 2015, under which we had exclusive rights to distribute certain Miller products in Canada. As a result, beginning in the second quarter of 2015, we no longer distribute the Miller brands in Canada, which will adversely impact our volume and sales prospectively. Accordingly, we did not have any sales for the three months ended June 30, 2015, related to the license agreement. For the three months ended June 30, 2014, we recognized net sales under this agreement of $25.5 million and for the six months ended June 30, 2015, and June 30, 2014, we recognized net sales of $11.5 million and $39.4 million, respectively.
In the first quarter of 2014, we finalized the termination of our MMI joint venture relationship in Canada. As such, our results for the six months ended June 30, 2014, include our percentage share of the MMI results through the transition period ended February 28, 2014. See Part I—Item 1. Financial Statements, Note 4, "Investments" to the unaudited condensed consolidated financial statements for further discussion.
Foreign currency impact on results
During the three months ended June 30, 2015, the CAD depreciated versus the USD on an average basis, resulting in a decrease of $10.7 million and $11.8 million to our USD earnings before income taxes and USD underlying pretax income, respectively. During the six months ended June 30, 2015, the CAD also depreciated versus the USD on an average basis, resulting in a decrease of $13.4 million and $14.5 million to our USD earnings before income taxes and USD underlying pretax income, respectively. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Our Canada STRs decreased 8.1% and 6.3% during the three and six months ended June 30, 2015, respectively, primarily due to the termination of our Miller brand license agreement.

Our net sales per hectoliter increased 4.1% and 4.0% in local currency during the three and six months ended June 30, 2015, respectively, driven by positive net pricing and mix.
Cost of goods sold
Our cost of goods sold per hectoliter in local currency increased 0.9% and 3.2% during the three and six months ended June 30, 2015, respectively, due to volume deleverage, mix shift changes and input cost inflation, partially offset by cost savings.
Marketing, general and administrative expenses
Our marketing, general and administrative expenses decreased 3.8% and 2.4% in local currency for the three and six months ended June 30, 2015, respectively, driven by lower amortization costs related to the Miller license agreement.
Special items, net
During the three and six months ended June 30, 2015, we incurred $8.2 million of charges related to the closure of a bottling line within our Toronto brewery as part of an ongoing strategic review of our Canadian supply chain network. During the first quarter of 2014, we finalized the termination of our MMI joint venture and concurrently recognized a charge of $4.9 million for the accelerated amortization of the remaining carrying value of our definite-lived intangible asset associated with the agreement, as well as recorded income of $63.2 million for the payment received upon termination. See Part I—Item 1. Financial Statements, Note 4, "Investments" to the unaudited condensed consolidated financial statements for further discussion.

United States Segment

	Three Months Ended			Six Months Ended
	June 30, 2015	June 30, 2014	% change	June 30, 2015	June 30, 2014	% change
	(In millions, except percentages)
Volumes in hectoliters(1)	20.002	20.327	(1.6)%	36.103	36.815	(1.9)%
Sales	$2,514.3	$2,526.9	(0.5)%	$4,540.1	$4,577.0	(0.8)%
Excise taxes	(311.6)	(320.2)	(2.7)%	(562.8)	(579.9)	(2.9)%
Net sales	2,202.7	2,206.7	(0.2)%	3,977.3	3,997.1	(0.5)%
Cost of goods sold	(1,240.5)	(1,282.4)	(3.3)%	(2,316.7)	(2,376.5)	(2.5)%
Gross profit	962.2	924.3	4.1%	1,660.6	1,620.6	2.5%
Marketing, general and administrative expenses	(468.8)	(474.0)	(1.1)%	(857.9)	(872.1)	(1.6)%
Special items, net	—	(0.5)	(100.0)%	—	(1.2)	(100.0)%
Operating income	493.4	449.8	9.7%	802.7	747.3	7.4%
Interest income (expense), net	(0.4)	(0.3)	33.3%	(0.7)	(0.6)	16.7%
Other income (expense), net	3.1	2.9	6.9%	4.4	3.2	37.5%
Income (loss) from continuing operations before income taxes	496.1	452.4	9.7%	806.4	749.9	7.5%
Income tax expense	(1.6)	(1.4)	14.3%	(2.7)	(3.3)	(18.2)%
Net income (loss) from continuing operations	494.5	451.0	9.6%	803.7	746.6	7.6%
Net (income) loss attributable to noncontrolling interests	(7.3)	(5.8)	25.9%	(11.9)	(10.2)	16.7%
Net income (loss) attributable to MillerCoors	$487.2	$445.2	9.4%	$791.8	$736.4	7.5%
Adjusting items:
Special items, net of tax	—	0.5	(100.0)%	—	1.2	(100.0)%
Non-GAAP: Underlying net income attributable to MillerCoors	$487.2	$445.7	9.3%	$791.8	$737.6	7.3%

(1)	Includes contract brewing and company-owned distributor sales, which are excluded from our worldwide beer volume calculation.

The following represents our proportionate share in net income attributable to MillerCoors reported under the equity method:

	Three Months Ended			Six Months Ended
	June 30, 2015	June 30, 2014	% change	June 30, 2015	June 30, 2014	% change
	(In millions, except percentages)
Net income attributable to MillerCoors	$487.2	$445.2	9.4%	$791.8	$736.4	7.5%
MCBC economic interest	42%	42%		42%	42%
MCBC proportionate share of MillerCoors net income(1)	$204.6	$187.0	9.4%	$332.6	$309.3	7.5%
Amortization of the difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(2)	1.3	1.2	8.3%	2.4	2.3	4.3%
Share-based compensation adjustment(1)(2)	(0.4)	1.9	(121.1)%	(0.2)	1.3	(115.4)%
Equity income in MillerCoors	$205.5	$190.1	8.1%	$334.8	$312.9	7.0%
Adjusting items:
MCBC proportionate share of MillerCoors special items, net of tax	—	0.2	(100.0)%	—	0.5	(100.0)%
Non-GAAP: Underlying equity income in MillerCoors	$205.5	$190.3	8.0%	$334.8	$313.4	6.8%

(1)	The sum of the quarterly proportionate share of MillerCoors net income and share-based compensation adjustment amounts may not agree to the year-to-date amounts due to rounding.

(2)	See Part I—Item 1. Financial Statements, Note 4, "Investments" to the unaudited condensed consolidated financial statements for a detailed discussion of these equity method adjustments.
Volume and net sales
MillerCoors domestic STRs for the three and six months ended June 30, 2015, declined 3.2% and 3.0%, respectively. Domestic STWs for the three and six months ended June 30, 2015, decreased 1.6% and 2.0%, respectively.
Domestic net sales per hectoliter, which excludes contract brewing and company-owned distributor sales, increased 1.7% and 1.6% for the three and six months ended June 30, 2015, respectively, due to favorable net pricing and positive sales mix. Total net sales per hectoliter, including contract brewing and company-owned distributor sales, increased 1.4% and 1.5% for the three and six months ended June 30, 2015, respectively. Contract brewing volumes decreased 1.4% and 1.2% for the three and six months ended June 30, 2015, respectively.
Cost of goods sold
Cost of goods sold per hectoliter decreased 1.7% and 0.6% for the three and six months ended June 30, 2015, respectively, driven by lower aluminum pricing, lower malt and corn input costs, reduced fuel expense and supply chain costs savings, partially offset by brewery inflation, higher costs associated with brand innovation, and lower fixed-cost absorption due to lower volumes.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 1.1% for the three months ended June 30, 2015, driven by lower marketing investment, particularly for Miller Fortune, partially offset by higher technology costs, and decreased 1.6% for the six months ended June 30, 2015, driven by lower general and administrative costs and lower marketing investment.
Other information
MillerCoors recognized $77.4 million of depreciation and amortization during both the three months ended June 30, 2015, and June 30, 2014, and $154.1 million and $156.5 million during the six months ended June 30, 2015, and June 30, 2014, respectively.

MillerCoors delivered incremental cost savings of approximately $36 million in the six months ended June 30, 2015, primarily related to procurement savings and brewery efficiencies. We benefit from 42% of the MillerCoors cost savings due to our proportionate equity investment in MillerCoors.
MillerCoors distributes its excess cash to its owners, SABMiller and MCBC, on a 58%/42% basis, respectively. As of June 30, 2015, and December 31, 2014, MillerCoors had cash of $15.0 million and $9.3 million, respectively. As of both June 30, 2015, and December 31, 2014, MillerCoors total debt was $1.7 million. There are no restrictions from external sources on its ability to make cash distributions to its owners.
MillerCoors contributed $71.7 million to its defined benefit pension plans during the six months ended June 30, 2015. For 2015, MillerCoors' contributions to its defined benefit pension plans are expected to be approximately $100 million to $120 million (our 42% share is $42 million to $50 million), which are not included in our contractual cash obligations.
Europe Segment

	Three Months Ended			Six Months Ended
	June 30, 2015	June 30, 2014	% change	June 30, 2015	June 30, 2014	% change
	(In millions, except percentages)
Volume in hectoliters(1)	5.995	6.061	(1.1)%	9.793	10.146	(3.5)%
Sales(1)	$801.4	$956.4	(16.2)%	$1,361.1	$1,642.2	(17.1)%
Excise taxes	(276.6)	(327.0)	(15.4)%	(478.4)	(575.2)	(16.8)%
Net sales(1)	524.8	629.4	(16.6)%	882.7	1,067.0	(17.3)%
Cost of goods sold	(310.9)	(373.5)	(16.8)%	(547.8)	(659.5)	(16.9)%
Gross profit	213.9	255.9	(16.4)%	334.9	407.5	(17.8)%
Marketing, general and administrative expenses	(146.2)	(169.6)	(13.8)%	(263.4)	(295.8)	(11.0)%
Special items, net(2)	(19.1)	(2.3)	N/M	(27.7)	(2.8)	N/M
Operating income (loss)	48.6	84.0	(42.1)%	43.8	108.9	(59.8)%
Interest income(3)	1.0	1.2	(16.7)%	2.0	2.3	(13.0)%
Other income (expense), net	(0.6)	(0.7)	(14.3)%	(0.9)	0.3	N/M
Income (loss) from continuing operations before income taxes	$49.0	$84.5	(42.0)%	$44.9	$111.5	(59.7)%
Adjusting items:
Special items, net(2)	19.1	2.3	N/M	27.7	2.8	N/M
Other non-core items	—	—	—%	—	(11.3)	(100.0)%
Non-GAAP: Underlying pretax income (loss)	$68.1	$86.8	(21.5)%	$72.6	$103.0	(29.5)%
N/M = Not meaningful

(1)
Gross segment sales include intercompany sales to MCI consisting of $1.3 million of net sales and 0.017 million hectoliters and $2.2 million of net sales and 0.027 million hectoliters for the three and six months ended June 30, 2015, respectively. Gross segment sales include intercompany sales to MCI consisting of $1.5 million of net sales and 0.016 million hectoliters and $2.7 million of net sales and 0.029 million hectoliters for the three and six months ended June 30, 2014, respectively. The offset is included within MCI cost of goods sold. These amounts are eliminated in the consolidated totals.

(2)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" to the unaudited condensed consolidated financial statements for detail of special items.

(3)	Interest income is earned on trade loans to on-premise customers exclusively in the U.K. and is typically driven by note receivable balances outstanding from period to period.

Significant events
In the second quarter of 2015, we terminated our agreement with Carlsberg whereby it held the exclusive distribution rights for the Staropramen brand in the U.K. This will give us the exclusive distribution rights for the Staropramen brand in the U.K. by the end of 2015. Our contract for the distribution of the Modelo brands in the U.K. expired as of December 31, 2014, and the termination of our contract brewing arrangement with Heineken in the U.K. became effective at the end of April 2015. As a result of the loss of these agreements, we are taking actions to lessen the impact of losing this revenue, including the closure of one of our brewing facilities in the U.K. We also entered into an agreement in January to sell our U.K. malting facility in the third quarter of 2015. Additionally, during the first quarter of 2015 and fourth quarter of 2014, we received assessments from a local country regulatory authority in Europe. While we intend to vigorously challenge the validity of the assessments and defend our position, if the assessments, as issued, are ultimately upheld, they could materially affect our results of operations. See Part I-Item 1. Financial Statements, Note 15, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for further discussion. Further, in the second quarter of 2014 we experienced ongoing macroeconomic challenges exacerbated by severe flooding in the Balkans region.
Foreign currency impact on results
Our Europe segment operates in numerous countries within Europe, and each country's operations utilize distinct currencies. Foreign currency movements unfavorably impacted our Europe USD income from continuing operations before income taxes and USD underlying pretax income by $7.1 million and $11.5 million for the three months ended June 30, 2015, respectively. Foreign currency movements unfavorably impacted our Europe USD income from continuing operations before income taxes and USD underlying pretax income by $5.9 million and $10.9 million for the six months ended June 30, 2015, respectively. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Europe sales volume decreased 1.1% in the three months ended June 30, 2015, versus prior year, due to the termination of the Modelo brands contract in 2015. During the six months ended June 30, 2015, sales volume decreased by 3.5% compared to prior year, also driven by the loss of the Modelo brands in 2015, as well as weak consumer demand in some of our largest markets and the decision not to pursue volume at the expense of margins.
Net sales per hectoliter decreased in local currency by 2.6% and 1.6% in the three and six months ended June 30, 2015, compared to prior year, primarily driven by the loss of the Modelo brands in the U.K., lower contract brewing volume and negative geographic and channel mix, partially offset by positive pricing.
Cost of goods sold
Cost of goods sold per hectoliter decreased 3.3% and 1.7% in local currency in the three and six months ended June 30, 2015, versus prior year, driven by the elimination of Modelo brand costs and lower contracting brewing volume in the U.K., along with changes in geographic mix and lower supply chain costs.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 0.5% for the three months ended June 30, 2015, in local currency, compared to prior year, driven by higher marketing investments due to quarterly timing, partially offset by lower overhead costs. Marketing, general and administrative expenses increased 3.3% for the six months ended June 30, 2015, in local currency, compared to the prior year, driven by an $11.3 million non-core gain recognized in the first half of 2014 related to the favorable resolution of an indirect-tax audit, along with severance costs which offset favorable timing of marketing investments.

Molson Coors International Segment

	Three Months Ended			Six Months Ended
	June 30, 2015	June 30, 2014	% change	June 30, 2015	June 30, 2014	% change
	(In millions, except percentages)
Volume in hectoliters(1)	0.495	0.378	31.0%	0.809	0.656	23.3%
Sales	$48.5	$53.5	(9.3)%	$83.2	$91.3	(8.9)%
Excise taxes	(11.3)	(9.8)	15.3%	(16.9)	(15.4)	9.7%
Net sales	37.2	43.7	(14.9)%	66.3	75.9	(12.6)%
Cost of goods sold(2)	(27.7)	(27.4)	1.1%	(46.9)	(48.2)	(2.7)%
Gross profit	9.5	16.3	(41.7)%	19.4	27.7	(30.0)%
Marketing, general and administrative expenses	(15.6)	(20.0)	(22.0)%	(30.2)	(34.4)	(12.2)%
Special items, net(3)	(6.4)	—	N/M	(6.4)	—	N/M
Operating income (loss)	(12.5)	(3.7)	N/M	(17.2)	(6.7)	156.7%
Other income (expense), net	0.3	—	N/M	(0.4)	—	N/M
Income (loss) from continuing operations before income taxes	$(12.2)	$(3.7)	N/M	$(17.6)	$(6.7)	162.7%
Adjusting items
Special items, net(3)	6.4	—	N/M	6.4	—	N/M
Non-GAAP: Underlying pretax income (loss)	$(5.8)	$(3.7)	56.8%	$(11.2)	$(6.7)	67.2%
N/M = Not meaningful

(1)
Excludes royalty volume of 0.427 million hectoliters and 0.723 million hectoliters for the three and six months ended June 30, 2015, and excludes royalty volume of 0.405 million hectoliters and 0.668 million hectoliters for the three and six months ended June 30, 2014, respectively.

(2)
Reflects gross segment amounts and for the three months ended June 30, 2015, and June 30, 2014, includes intercompany cost of goods sold from Europe of $1.3 million and $1.5 million, respectively. The six months ended June 30, 2015 and June 30, 2014 includes intercompany cost of goods sold from Europe of $2.2 million and $2.7 million, respectively. The offset is included within Europe net sales. These amounts are eliminated in the consolidated totals.

(3)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" to the unaudited condensed consolidated financial statements for detail of special items.
Significant events
In accordance with our strategy to increase our international portfolio and deepen our reach into the rapidly growing India beer market, MCI acquired Mount Shivalik Breweries Ltd. (“Mount Shivalik”), a regional brewer, on April 1, 2015. As part of the transaction, MCI acquired Mount Shivalik's entire brand portfolio, including the leading strong-beer brand, Thunderbolt, and assumed direct control over brewing operations. The acquisition of Mount Shivalik adds two breweries and more than doubles our brewing capacity in India, which is in line with our strategy to grow our regional brand portfolio in India. We believe this acquisition will result in a powerful combination of industry leading brewing expertise, brand reach and operational efficiency that will allow us to accelerate the growth of our brands within the India market. Additionally, during the second quarter of 2015, we announced our decision to substantially restructure our business in China and consequently recognized employee-related and asset write-off charges.
Foreign currency impact on results
Our MCI segment operates in numerous countries around the world, and each country's operations utilize distinct currencies. Foreign currency movements unfavorably impacted both MCI's USD loss before income taxes and USD underlying pretax loss by $1.1 million and $2.7 million for the three and six months ended June 30, 2015, respectively. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.

Volume and net sales
Including royalty volumes, MCI total volume increased 17.8% and 15.7% in the three and six months ended June 30, 2015, respectively, compared to prior year, primarily due to strong performance and the acquisition of Mount Shivalik volume, along with strong Coors Light growth in Latin America.
Net sales per hectoliter decreased 35.0% and 29.2% in the three and six months ended June 30, 2015, respectively, compared to prior year, primarily due to the recognition of price promotion expenses related to the substantial restructure of our business in China, geographic mix changes and foreign currency movements.
Cost of goods sold
Cost of goods sold per hectoliter decreased 22.8% and 21.1% in the three and six months ended June 30, 2015, respectively, compared to prior year, primarily driven by sales mix changes and foreign currency movements.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 22.0% and 12.2% in the three and six months ended June 30, 2015, respectively, compared to prior year, driven by lower marketing investments.
Corporate

	Three Months Ended			Six Months Ended
	June 30, 2015	June 30, 2014	% change	June 30, 2015	June 30, 2014	% change
	(In millions, except percentages)
Volume in hectoliters	—	—	—%	—	—	—%
Sales	$0.1	$0.4	(75.0)%	$0.5	$0.7	(28.6)%
Excise taxes	—	—	—%	—	—	—%
Net sales	0.1	0.4	(75.0)%	0.5	0.7	(28.6)%
Cost of goods sold	(4.5)	1.3	N/M	(4.8)	0.4	N/M
Gross profit	(4.4)	1.7	N/M	(4.3)	1.1	N/M
Marketing, general and administrative expenses	(26.1)	(26.3)	(0.8)%	(50.2)	(53.6)	(6.3)%
Special items, net(1)	—	(0.3)	(100.0)%	—	(0.3)	(100.0)%
Operating income (loss)	(30.5)	(24.9)	22.5%	(54.5)	(52.8)	3.2%
Interest expense, net	(31.6)	(37.4)	(15.5)%	(61.8)	(73.9)	(16.4)%
Other income (expense), net	3.7	(0.1)	N/M	0.7	(1.2)	(158.3)%
Income (loss) from continuing operations before income taxes	$(58.4)	$(62.4)	(6.4)%	$(115.6)	$(127.9)	(9.6)%
Adjusting items:
Special items, net(1)	—	0.3	(100.0)%	—	0.3	(100.0)%
Unrealized mark-to-market (gains) and losses	4.2	(1.4)	N/M	4.1	(1.0)	N/M
Non-GAAP: Underlying pretax income (loss)	$(54.2)	$(63.5)	(14.6)%	$(111.5)	$(128.6)	(13.3)%
N/M = Not meaningful

(1)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" to the unaudited condensed consolidated financial statements for detail of special items.
Marketing, general and administrative expenses
Marketing, general and administrative expenses did not significantly change during the three months ended June 30, 2015, compared to prior year, and decreased 6.3% during the six months ended June 30, 2015, compared to prior year, due to lower incentive compensation expense.

Interest expense, net
Net interest expense decreased 15.5% to $31.6 million and 16.4% to $61.8 million for the three and six months ended June 30, 2015, respectively, compared to the prior year, primarily driven by lower interest expense recorded on our $300 million 2.0% notes due 2017 ("$300 million notes") and our $500 million 3.5% notes due 2022 ("$500 million notes") as a result of our interest rate swap hedges on these notes. Interest expense also decreased as a result of foreign exchange movements on foreign denominated debt.
Liquidity and Capital Resources
Our primary sources of liquidity include cash provided by operating activities and access to external borrowings. We believe that cash flows from operations, including distributions from MillerCoors, and cash provided by short-term and long-term borrowings, when necessary, will be more than adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, anticipated dividend payments, potential stock repurchases and capital expenditures for the next twelve months, and our long-term liquidity requirements. A significant portion of our trade receivables are concentrated in Europe. While these receivables are not concentrated in any specific customer and our allowance on these receivables factors in collectibility, we may encounter difficulties in our ability to collect due to the impact to our customers of any further economic downturn within Europe.
A significant portion of our cash flows from operating activities are generated outside the U.S. in currencies other than USD. As of June 30, 2015, approximately 78% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but under current law would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We accrue for U.S. federal and state tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue for U.S. federal and state tax consequences. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. These financing arrangements, along with the distributions received from MillerCoors, are sufficient to fund our current cash needs in the U.S.
Net Working Capital
As of June 30, 2015, December 31, 2014, and June 30, 2014, we had debt-free net working capital of negative $40.9 million, positive $103.0 million and positive $140.2 million, respectively. Short-term borrowings and the current portion of long-term debt are excluded from net working capital, as they are not reflective of the ongoing operational requirements of the business. The levels of working capital required to run our business fluctuate with the seasonality in our business. Our working capital is also sensitive to foreign exchange rates, as a significant portion of our current assets and current liabilities are denominated in either CAD or our European operating currencies such as, but not limited to, Euro, British Pound, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu, Bulgarian Lev and Hungarian Forint, while financial results are reported in USD. Below is a table outlining our current and historical net working capital levels:

	As of
	June 30, 2015	December 31, 2014	June 30, 2014
	(In millions)
Current assets	$1,476.2	$1,578.9	$1,800.3
Less: Current liabilities	(2,349.5)	(2,325.3)	(2,111.7)
Add: Current portion of long-term debt and short-term borrowings	832.4	849.4	451.6
Net working capital	$(40.9)	$103.0	$140.2
The decrease in net working capital from December 31, 2014, to June 30, 2015, and from June 30, 2014, to June 30, 2015, is primarily related to an overall decrease in cash balances due to additional cash used in the current year to pay our discretionary cash contribution of $227.1 million made to our U.K. pension plan. The decrease in net working capital from December 31, 2014, to June 30, 2015, is partially offset by an increase in accounts receivable due to higher sales and increased inventory due to seasonality. The decrease in net working capital from June 30, 2014, to June 30, 2015, is partially offset by an decrease in accounts payable due to timing.

Cash Flows
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. "Risk Factors" in our Annual Report.
Cash Flows from Operating Activities
Net cash provided by operating activities was $198.1 million for the six months ended June 30, 2015, compared to $576.0 million for the six months ended June 30, 2014. This decrease in cash flows was driven by higher cash paid for pension contributions, including a $227.1 million discretionary payment to our U.K. pension plan, higher cash paid for taxes, as well as lower net income, adjusted for non-cash add-backs.
Cash Flows from Investing Activities
Net cash used in investing activities of $258.1 million for the six months ended June 30, 2015, increased by $64.0 million compared to the six months ended June 30, 2014, driven primarily by the cash paid for the acquisition of Mount Shivalik.
Cash Flows from Financing Activities
Net cash used in financing activities was $124.7 million for the six months ended June 30, 2015, compared to $323.1 million for the six months ended June 30, 2014.

•
Net proceeds from our revolving credit facilities and commercial paper were $67.2 million during the six months ended June 30, 2015, versus net repayments of $214.3 million during the six months ended June 30, 2014. Additionally, during the six months ended June 30, 2014, we paid $61.4 million (€44.9 million) related to amounts previously withheld on the €500 million convertible note and settled the remaining cross currency swap for $65.2 million, which were extended and designated as a net investment hedge in the fourth quarter of 2011.

•
The decrease in cash used is partially offset by a decrease in cash provided by our net overdraft borrowings on our cross-border, cross-currency cash pool as well as our MCBC Class B common stock purchases during the first half of 2015.

Underlying Free Cash Flow
For the six months ended June 30, 2015, we generated $241.1 million of underlying free cash flow, which represents a decrease in cash generated of $90.6 million from the six months ended June 30, 2014, primarily driven by lower underlying net income, after considering non-cash adjustments, unfavorable foreign currency movements, as well as a decreased benefit from working capital changes, including higher cash paid for taxes.
The following table provides a reconciliation of Underlying Free Cash Flow to the nearest U.S. GAAP measure (net cash provided by operating activities):

		Six Months Ended
		June 30, 2015	June 30, 2014
		(In millions)
U.S. GAAP:	Net Cash Provided by (Used In) Operating Activities	$198.1	$576.0
Less:	Additions to properties(1)	(139.8)	(126.4)
Less:	Investment in MillerCoors(1)	(758.1)	(764.4)
Add:	Return of capital from MillerCoors(1)	692.9	691.9
Add/(Less):	Cash impact of special items(2)	17.5	(49.7)
Add:	Discretionary pension contribution(3)	227.1	—
Add:	MillerCoors investments in businesses(4)	3.4	1.3
Add:	MillerCoors cash impact of special items(4)	—	3.0
Non-GAAP:	Underlying Free Cash Flow	$241.1	$331.7

(1)	Included in net cash used in investing activities.

(2)
Included in net cash provided by (used in) operating activities and primarily reflects termination fees received and paid, as well as costs paid for the Alton brewery closure and restructuring activities.

(3)	Discretionary cash contribution of $227.1 million made to our U.K. pension plan included in net cash used in operating activities.

(4)	Amounts represent our proportionate 42% share of the cash flow impacts.
Capital Resources
Cash and Cash Equivalents
As of June 30, 2015, we had total cash and cash equivalents of $413.8 million, compared to $624.6 million at December 31, 2014, and $506.0 million at June 30, 2014. The decrease in cash and cash equivalents at June 30, 2015, from December 31, 2014, was primarily driven by our discretionary cash contribution of $227.1 million made to our U.K. pension plan in the first quarter of 2015. Our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 90 days or less. These investments are viewed by management as low-risk investments and on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary. We also utilize cash pooling arrangements to facilitate the access to cash across our geographies.
Borrowings
The majority of our outstanding borrowings as of June 30, 2015, consisted of fixed-rate senior notes, with maturities ranging from 2015 to 2042, including CAD 900 million notes due September 2015. During 2014, we entered into interest rate swaps to economically convert our fixed rate $500 million 3.5% notes due 2022 to floating rate debt. Additionally, in the first quarter of 2015, we entered into interest rate swaps with an aggregate notional amount of $300 million and a cross currency swap with a notional of EUR 265 million ($300 million upon execution) to economically convert our fixed rate $300 million 2.0% notes due in 2017 to floating rate, Euro denominated debt. We also hold short-term borrowings primarily related to our commercial paper program, overdrafts on our cross-border cash pool arrangement and revolving credit facilities. See Part I—Item 1. Financial Statements, Note 11, "Debt" to the unaudited condensed consolidated financial statements for details of our outstanding borrowings as of June 30, 2015, and December 31, 2014.
Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on such credit facilities if the need arises. There were no outstanding borrowings under our $750 million revolving credit facility as of June 30, 2015. We have $685.0 million available to draw on under this revolving credit facility, as the borrowing capacity is reduced by borrowings under our commercial paper program, of which we had $65.0 million outstanding as of June 30, 2015. We also have Japanese Yen ("JPY") uncommitted lines of credit, CAD and British Pound ("GBP") overdraft facilities with several banks should we need additional short-term liquidity. We also have a revolving credit facility in Europe to provide €100 million on an uncommitted basis through September 2015 which we utilize for local liquidity within Europe. We also currently utilize and will further utilize our cross-border cash pool as well as our commercial paper program for liquidity needs after this revolving credit facility expires. As of June 30, 2015, we had no outstanding borrowings on this revolving credit facility.
Beginning in the second quarter of 2014, we began entering into forward starting interest rate swap agreements to manage our exposure to the volatility of the interest rates associated with future interest payments on a forecasted debt issuance. The forward starting interest rate swaps have an effective date of September 2015 and a termination date of September 2025 mirroring the terms of the forecasted debt issuance. Under the agreements, we are required to early terminate these swaps in the third quarter of 2015, at the time we expect to issue the forecasted debt. See Part I—Item 1. Financial Statements, Note 11, "Debt" and Note 13, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements for further details.
Under the terms of some of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions. The covenants specify that our leverage ratio cannot exceed 3.5x debt to EBITDA, as defined in our credit agreement. As of June 30, 2015, and December 31, 2014, we were in compliance with all of these restrictions and have met all debt payment obligations.
Use of Cash
During the six months ended June 30, 2015, we had net borrowings of $65.0 million under our commercial paper program. See Part I—Item 1. Financial Statements, Note 11, "Debt" to the unaudited condensed consolidated financial statements for further discussion. As we continue to evaluate opportunities to deleverage, we may consider prepayment of our debt. During the six months ended June 30, 2015, we made contributions to our defined benefit pension plans of $240.2 million, which includes our discretionary cash contribution of $227.1 million made to our U.K. pension plan.

In February 2015, our Board of Directors approved and authorized a new program to repurchase up to $1.0 billion of our Class A and Class B common stock with a program term of four years. Under this program, we entered into an accelerated share repurchase agreement (“ASR”) with a financial institution and during the second quarter of 2015, we purchased a total of 0.7 million shares of our Class B common stock under an ASR for $50 million. In July 2015, under a separate ASR, we received Class B common stock for an up-front payment of $50 million. The total number of shares ultimately delivered under this ASR, and therefore the average repurchase price paid per share, will be determined at the end of the purchase period in September 2015. See Part I—Item 1. Financial Statements, Note 9, "Earnings Per Share" to the unaudited condensed consolidated financial statements for further details and application of the ASR.
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

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Weighted-Average Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.22	1.09	1.25	1.10
Euro (EUR)	0.89	0.73	0.89	0.73
British Pound (GBP)	0.66	0.59	0.66	0.60
Czech Koruna (CZK)	24.47	20.00	24.51	20.00
Croatian Kuna (HRK)	6.80	5.53	6.81	5.53
Serbian Dinar (RSD)	108.69	84.02	108.77	84.05
New Romanian Leu (RON)	4.00	3.22	3.95	3.27
Bulgarian Lev (BGN)	1.75	1.43	1.74	1.43
Hungarian Forint (HUF)	276.85	222.63	275.11	222.82

	As of
	June 30, 2015	December 31, 2014
Closing Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.25	1.16
Euro (EUR)	0.90	0.83
British Pound (GBP)	0.64	0.64
Czech Koruna (CZK)	24.47	22.86
Croatian Kuna (HRK)	6.81	6.33
Serbian Dinar (RSD)	107.99	100.30
New Romanian Leu (RON)	4.02	3.70
Bulgarian Lev (BGN)	1.76	1.62
Hungarian Forint (HUF)	282.62	261.64
The exchange rates for the three and six months ended June 30, 2015, and June 30, 2014, have been calculated based on the average of the foreign exchange rates during the relevant period and have been weighted according to the foreign denominated earnings before interest and taxes of the USD equivalent.
Capital Expenditures
We incurred $116.6 million, and have paid $139.8 million, for capital improvement projects worldwide in the six months ended June 30, 2015, excluding capital spending by MillerCoors and other equity method joint ventures, representing a decrease of $16.9 million from the $133.5 million of capital expenditures incurred in the six months ended June 30, 2014. We expect to incur total capital expenditures for 2015 of approximately $300 million, based on foreign exchange rates as of June 30, 2015, excluding capital spending by MillerCoors and other equity method joint ventures. We have increased our focus on where and how we employ our planned capital expenditures, specifically strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.
Contractual Obligations and Commercial Commitments
Contractual Cash Obligations as of June 30, 2015
A summary of our consolidated contractual cash obligations as of June 30, 2015, and based on foreign exchange rates at June 30, 2015, is as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Debt obligations	$3,132.7	$832.5	$700.2	$—	$1,600.0
Interest payments on debt obligations	1,650.4	102.5	170.0	145.0	1,232.9
Retirement plan expenditures(1)	98.0	27.1	15.0	15.8	40.1
Operating leases	115.8	27.6	35.8	21.7	30.7
Other long-term obligations(2)	2,226.7	724.7	623.9	355.4	522.7
Total obligations	$7,223.6	$1,714.4	$1,544.9	$537.9	$3,426.4
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

(2)
The "other long-term obligations" line primarily includes non-cancellable purchase commitments as of June 30, 2015, that are enforceable and legally binding. The majority of the balance relates to commitments associated with our distribution agreements, long-term supply contracts with third parties to purchase raw materials, derivative payments, packaging materials and energy used in production, and advertising and promotions, including sports sponsorships.

Other commercial commitments as of June 30, 2015
Based on foreign exchange rates as of June 30, 2015, future commercial commitments are as follows:

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

Off-Balance Sheet Arrangements
In accordance with generally accepted accounting principles in the U.S., our operating leases are not reflected in our unaudited condensed consolidated balance sheets. Refer to Part II—Item 8 Financial Statements, Note 19, "Commitments and Contingencies" in our Annual Report for further discussion of these off-balance sheet arrangements. As of June 30, 2015, we did not have any other material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook for 2015
In the balance of the year, we continue to expect our 2015 results to be challenged by unfavorable changes in foreign currency, the termination of three major business contracts and a higher effective tax rate. Specifically, we expect our financial results for the balance of the year to continue to be negatively affected in the U.K. by the termination of our Modelo distribution arrangement, which occurred at the end of 2014, as well as the termination of our contract brewing arrangement with Heineken, which occurred at the end of April 2015. Additionally, effective March 31, 2015, we terminated our license agreement for the distribution of the Miller brands in Canada. We are taking actions to lessen the impact of losing these income streams, including repatriation of the exclusive distribution rights for the Staropramen brand in the U.K., the closure of our Alton brewery to adjust our U.K. cost base to reflect the loss of the Heineken contract volume, along with the addition of the FEMSA brands to our business in Canada and adding the Modelo brands in certain of our Central European markets.    We plan to significantly increase our investments in our portfolio. We expect these investments to negatively impact our bottom line results for the second half of 2015, but to provide benefits over the long term, as we continue to focus on delighting our consumers and our customers to ensure we are the first choice brewer in the geographies and segments where we choose to operate.
In Canada, we intend to continue to invest in our core brands and above premium, including craft, imports and flavored malt beverages. For our core brands, we expect a new ad campaign and increased focus on commercial execution on Coors Light to provide the foundation to help improve trends for our largest brand in Canada. Strong creative execution and integrated supporting programs for Molson Canadian, particularly related to our Anything for Hockey and Beer Fridge advertising, are starting to create a renewed bond between drinkers and our second-largest brand. During the remainder of the year, we plan to invest aggressively in these programs. In above premium, the termination of the Miller brands contract is expected to present a headwind for our business through the first quarter of 2016. Despite this, the strong performance of the Coors Banquet, Mad Jack Apple Lager, Rickard’s Radler and Molson Canadian Cider brands are influencing the transformation of our portfolio toward the above premium segment, and our expanded partnership for the Heineken, Dos Equis, Sol and Strongbow brands is delivering volume and share. We also recently announced that Blue Moon Belgian White, the number-one selling craft beer in the United States, is coming soon to Canada as Belgian Moon. Finally, in April, the Ontario government announced a new framework agreement that will result in significant changes to the beer retail and distribution system in Ontario. Over the past several months, we have been in meaningful discussions with Ontario government representatives on how beer will be sold in Ontario, into the future. We will continue to work with the government and the other BRI owners to implement the agreed upon changes, once finalized. See Part I-Item 1. Financial Statements, Note 10, "Goodwill and Intangible Assets" to the unaudited condensed consolidated financial statements for further discussion of these changes.
In the U.S., we intend to continue moving toward transforming our portfolio by focusing on developing our above premium offerings, increasing the relevance of our brands in the on premise and simplifying our below premium portfolio while amplifying our core brands in this important segment. We will continue to execute a holistic refresh of Coors Light that will extend across all consumer touch points by incorporating a contemporary visual identity across all packaging and introducing national television advertising that emphasizes its Rocky Mountain heritage. In above premium, we are developing offerings that have the potential to build scale quickly and sustainably, such as the strong growth of Blue Moon White IPA and Leinenkugel’s Grapefruit Shandy, expanding Blue Moon Cinnamon Horchata 6-packs, and the new seasonal release of Leinenkugel’s Harvest Patch Shandy. In the balance of the year, we intend to invest significantly in our brands and information technology, and as a result we expect our U.S. underlying operating margins for the year to be relatively flat versus prior year.
In Europe, we will cycle the terminated Modelo and Heineken contracts in the U.K. for the balance of this year. We have taken a number of steps to offset the impact of the contract terminations and continue to transform our portfolio toward above premium, craft and cider, including repatriating Staropramen lager and securing the distribution rights of the Rekorderlig cider brands into our U.K. portfolio. Starting in 2016, we expect these two brands add more than 350,000 hectoliters of above premium volume annually to our Europe business and provide attractive growth potential for the future. In combination with the integration of the Franciscan Well craft brands in Ireland and the brewing and kegging operation of Thomas Hardy’s Burtonwood Brewery in England, we now have a broad range of consumer and customer offerings in the above premium and craft segments across the U.K. and Ireland. We continue to invest in our core brand portfolio across Europe to ensure that these critical brands remain relevant and contemporary for our consumers. The positive momentum we are currently seeing in the Carling, Ozujsko, Bergenbier and Borsodi brands illustrates positive results from our investment strategy. We intend to explore further opportunities to improve the efficiency and effectiveness of our European operations over the coming months, to have more resources available to invest in driving top-line and bottom-line growth.

In MCI, we will continue to focus on attaining profitability in 2016 excluding the impact of foreign currency and accelerating our overall growth and expansion in new and existing markets. We will continue to drive rapid growth for Coors Light and develop Coors 1873 in Latin America. We will also continue to build on Staropramen's momentum in greater Europe, recognizing that volume for this brand in the U.K. and Ireland will transfer at the end of this year from our International business to our Europe operation. Additionally, we will also augment rapid growth in our existing India business with growth from our newly acquired Mount Shivalik Breweries operation. This acquisition added two breweries in two large Indian markets and more than doubled our brewing capacity in this market and gives us a powerful combination of industry-leading brewing expertise, brand reach and operational efficiency that will allow us to grow our brands even further in India, one of the fastest-growing beer markets globally.
We expect 2015 marketing, general and administrative expense in Corporate to be approximately $110 million, excluding foreign exchange movements.
We currently anticipate approximately $260 million of cash contributions to our defined benefit pension plans in 2015, based on foreign exchange rates at June 30, 2015, which includes $240.2 million of contributions made in the first half of 2015. MillerCoors, BRI and BDL contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements.
Interest
We anticipate 2015 consolidated net interest expense of approximately $120 million, based on foreign exchange rates and our current hedging positions at June 30, 2015.

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
Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first half of 2015. Refer to Part I—Item 1. Financial Statements, Note 10, "Goodwill and Intangible Assets" to the unaudited condensed consolidated financial statements for discussion of the results of our 2014 annual impairment testing analysis and the related risks to our indefinite-lived intangible brand assets and goodwill amounts associated with our reporting units.
New Accounting Pronouncements Not Yet Adopted
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to new accounting requirements for the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. In July 2015, the FASB affirmed its proposal to defer the effective date of the new revenue recognition standard for all entities by one year. As a result, the requirements of the new standard are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Concurrently, the FASB also affirmed the proposal to permit all entities to apply the new revenue recognition standard early, but not before the original effective date. The use of either a full retrospective or cumulative effect transition method is permitted. We have not yet selected a transition method and are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance. See Part I—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" to the unaudited condensed consolidated financial statements for a description of all new accounting pronouncements.
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
For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Item 1. Financial Statements, Note 13, "Derivative Instruments and Hedging Activities", to the unaudited condensed consolidated financial statements. On a rolling twelve-month basis, maturities of derivative financial instruments held on June 30, 2015, based on foreign exchange rates as of June 30, 2015, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$18.8	$0.1	$10.8	$(0.3)	$8.2
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

The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolios, with the exception of interest rate risk to our interest rate swaps in which we have applied an absolute 1% adverse change to the respective instrument's interest rate:

	As of
	June 30, 2015	December 31, 2014
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(35.1)	$(35.8)
Swaps	$(35.7)	$(5.7)
Foreign currency denominated debt	$(115.9)	$(125.6)
Interest rate risk:
Debt	$(113.1)	$(111.9)
Swaps	$(30.3)	$(2.4)
Commodity price risk:
Swaps	$(23.8)	$(20.4)
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
On December 12, 2014, a notice of action captioned David Hughes and 631992 Ontario Inc. v. Liquor Control Board of Ontario, Brewers Retail Inc., Labatt Breweries of Canada LP, Molson Coors Canada and Sleeman Breweries Ltd. No. CV-14-518059-00CP was filed in Ontario, Canada in the Ontario Superior Court of Justice. Brewers' Retail Inc. ("BRI") and its owners, including Molson Coors Canada, as well as the Liquor Control Board of Ontario ("LCBO") are named as defendants in the action. The plaintiffs allege that The Beer Store (retail outlets owned and operated by BRI) and LCBO improperly entered into an agreement to fix prices and market allocation within the Ontario beer market to the detriment of licensees and consumers. The plaintiffs seek to have the claim certified as a class action on behalf of all Ontario beer consumers and licensees and, among other things, damages in the amount of Canadian Dollar ("CAD") 1.4 billion. Although we are at an early stage of the proceedings, we note that The Beer Store operates according to the rules established by the Government of Ontario for regulation, sale and distribution of beer in the province. Additionally, prices at The Beer Store are independently set by each brewer and are approved by the LCBO on a weekly basis. Accordingly, we intend to vigorously assert and defend our rights in this lawsuit. See Part I—Item 1. Financial Statements, Note 15, "Commitments and Contingencies" of the unaudited condensed consolidated financial statements for additional information.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the Quarter Ended June 30, 2015
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2015 - April 30, 2015	508,453	(1)	508,453
May 1, 2015 - May 31, 2015	—		—
June 1, 2015 - June 30, 2015	163,811	(1)	163,811
Total	672,264	$74.38	672,264	$950,000,000

(1)
In February 2015, our Board of Directors approved and authorized a new program to repurchase up to $1.0 billion of our Class A and Class B common stock with a program term of four years. Beginning in April 2015, under this program, we entered into an accelerated share repurchase agreement (“ASR”) with a financial institution. In exchange for up-front payments, the financial institution delivers shares of our common stock during the purchase periods of each ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, is determined at the end of the applicable purchase period of each ASR based on the volume weighted-average price of our common stock during that period.

We received an initial delivery of our Class B common stock under an ASR in April 2015,under which we ultimately purchased a total of 0.7 million shares of our Class B common stock for $50 million at an average purchase price of $74.38 per share during the second quarter 2015. In July 2015, under a separate ASR, we received Class B common stock for an up-front payment of approximately $50 million. The total number of shares ultimately delivered under this

ASR, and therefore the average repurchase price paid per share, will be determined at the end of the purchase period in September 2015.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
The following are filed as a part of this Quarterly Report on Form 10-Q:
(a)   Exhibits

Exhibit Number	Document Description
10.1+	Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 8, 2015).
10.2+	Interim CEO employment letter between Molson Coors Brewing Company and Gavin Hattersley, dated May 6, 2015.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015, and June 30, 2014, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015, and June 30, 2014, (iii) the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2015, and December 31, 2014, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015, and June 30, 2014, (v) the Notes to Unaudited Condensed Consolidated Financial Statements, and (vi) document and entity information.

+	Represents a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ BRIAN TABOLT
Brian Tabolt Global Controller (Chief Accounting Officer) August 6, 2015