Form 10-Q
period 2015-09-30
MOLSON COORS BREWING CO
filed 2015-11-05
CIK 24545

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______ .
Commission File Number: 1-14829
Molson Coors Brewing Company
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	84-0178360 (I.R.S. Employer Identification No.)
1801 California Street, Denver, Colorado, USA 1555 Notre Dame Street East, Montréal, Québec, Canada (Address of principal executive offices)	80202 H2L 2R5 (Zip Code)
303-927-2337 (Colorado)
514-521-1786 (Québec)
(Registrant's telephone number, including area code)

1225 17th Street, Denver, Colorado, USA
(Registrant's former address)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 30, 2015:
Class A Common Stock— 2,562,594 shares
Class B Common Stock—162,902,990 shares
Exchangeable shares:
As of October 30, 2015, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares—2,891,237 shares
Class B Exchangeable shares—16,157,303 shares
The Class A exchangeable shares and Class B exchangeable shares are shares of the share capital in Molson Coors Canada Inc., a wholly-owned subsidiary of the registrant. They are publicly traded on the Toronto Stock Exchange under the symbols TPX.A and TPX.B, respectively. These shares are intended to provide substantially the same economic and voting rights as the corresponding class of Molson Coors common stock in which they may be exchanged. In addition to the registered Class A common stock and the Class B common stock, the registrant has also issued and outstanding one share each of a Special Class A voting stock and Special Class B voting stock. The Special Class A voting stock and the Special Class B voting stock provide the mechanism for holders of Class A exchangeable shares and Class B exchangeable shares to be provided instructions to vote with the holders of the Class A common stock and the Class B common stock, respectively. The holders of the Special Class A voting stock and Special Class B voting stock are entitled to one vote for each outstanding Class A exchangeable share and Class B exchangeable share, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The Special Class A voting stock and Special Class B voting stock are subject to a voting trust arrangement. The trustee which holds the Special Class A voting stock and the Special Class B voting stock is required to cast a number of votes equal to the number of then-outstanding Class A exchangeable shares and Class B exchangeable shares, respectively, but will only cast a number of votes equal to the number of Class A exchangeable shares and Class B exchangeable shares as to which it has received voting instructions from the owners of record of those Class A exchangeable shares and Class B exchangeable shares, other than the registrant or its subsidiaries, respectively, on the record date, and will cast the votes in accordance with such instructions so received.

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
Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to those described under the heading "Risk Factors," elsewhere throughout this report, and those described from time to time in our past and future reports filed with the Securities and Exchange Commission ("SEC"), including in our Annual Report on Form 10-K for the year ended December 31, 2014. Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Sales	$1,454.3	$1,650.0	$3,890.5	$4,514.2
Excise taxes	(436.9)	(482.0)	(1,167.4)	(1,341.7)
Net sales	1,017.4	1,168.0	2,723.1	3,172.5
Cost of goods sold	(585.9)	(666.6)	(1,620.6)	(1,873.1)
Gross profit	431.5	501.4	1,102.5	1,299.4
Marketing, general and administrative expenses	(265.2)	(289.6)	(789.1)	(881.3)
Special items, net	(293.5)	(367.6)	(335.8)	(317.8)
Equity income in MillerCoors	135.3	158.9	470.1	471.8
Operating income (loss)	8.1	3.1	447.7	572.1
Interest income (expense), net	(26.8)	(31.3)	(86.6)	(102.9)
Other income (expense), net	3.7	(5.0)	7.4	(3.5)
Income (loss) from continuing operations before income taxes	(15.0)	(33.2)	368.5	465.7
Income tax benefit (expense)	27.3	(0.7)	(43.9)	(41.9)
Net income (loss) from continuing operations	12.3	(33.9)	324.6	423.8
Income (loss) from discontinued operations, net of tax	2.9	1.3	4.5	(0.4)
Net income (loss) including noncontrolling interests	15.2	(32.6)	329.1	423.4
Net (income) loss attributable to noncontrolling interests	1.4	(1.8)	(2.4)	(3.5)
Net income (loss) attributable to Molson Coors Brewing Company	$16.6	$(34.4)	$326.7	$419.9
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.07	$(0.20)	$1.74	$2.27
From discontinued operations	0.02	0.01	0.02	—
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$0.09	$(0.19)	$1.76	$2.27
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.07	$(0.20)	$1.73	$2.26
From discontinued operations	0.02	0.01	0.02	—
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$0.09	$(0.19)	$1.75	$2.26
Weighted-average shares—basic	185.0	185.1	185.5	184.7
Weighted-average shares—diluted	186.0	185.1	186.6	185.9
Amounts attributable to Molson Coors Brewing Company
Net income (loss) from continuing operations	$13.7	$(35.7)	$322.2	$420.3
Income (loss) from discontinued operations, net of tax	2.9	1.3	4.5	(0.4)
Net income (loss) attributable to Molson Coors Brewing Company	$16.6	$(34.4)	$326.7	$419.9
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income (loss) including noncontrolling interests	$15.2	$(32.6)	$329.1	$423.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(263.3)	(499.0)	(687.9)	(520.9)
Unrealized gain (loss) on derivative instruments	2.0	(0.8)	10.6	3.1
Reclassification of derivative (gain) loss to income	(1.7)	9.9	(4.7)	4.3
Pension and other postretirement benefit adjustments	—	—	(1.8)	—
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	9.1	4.3	27.4	19.7
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	(2.1)	4.1	(2.4)	13.3
Total other comprehensive income (loss), net of tax	(256.0)	(481.5)	(658.8)	(480.5)
Comprehensive income (loss)	(240.8)	(514.1)	(329.7)	(57.1)
Comprehensive (income) loss attributable to noncontrolling interests	1.4	(1.8)	(2.4)	(3.5)
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$(239.4)	$(515.9)	$(332.1)	$(60.6)
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT PAR VALUE) (UNAUDITED)

	As of
	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$393.6	$624.6
Accounts receivable, net	524.6	527.7
Other receivables, net	91.8	94.0
Inventories:
Finished	173.1	135.3
In process	15.7	20.7
Raw materials	24.6	34.5
Packaging materials	11.1	11.7
Total inventories	224.5	202.2
Other current assets, net	89.8	101.4
Deferred tax assets	27.3	27.2
Total current assets	1,351.6	1,577.1
Properties, net	1,614.8	1,798.0
Goodwill	2,046.8	2,191.6
Other intangibles, net	4,923.6	5,755.8
Investment in MillerCoors	2,440.7	2,388.6
Deferred tax assets	38.5	58.2
Notes receivable, net	21.3	21.6
Other assets	208.0	189.2
Total assets	$12,645.3	$13,980.1
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$1,196.2	$1,305.0
Deferred tax liabilities	164.8	164.8
Current portion of long-term debt and short-term borrowings	48.2	849.0
Discontinued operations	4.1	6.1
Total current liabilities	1,413.3	2,324.9
Long-term debt	2,953.9	2,321.3
Pension and postretirement benefits	243.0	542.9
Deferred tax liabilities	668.8	784.3
Unrecognized tax benefits	12.9	25.4
Other liabilities	70.3	79.7
Discontinued operations	10.4	15.5
Total liabilities	5,372.6	6,094.0
Commitments and contingencies (Note 15)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value per share (authorized: 500.0 shares; issued: 171.7 shares and 169.9 shares, respectively)	1.7	1.7
Class A exchangeable shares, no par value (issued and outstanding: 2.9 shares and 2.9 shares, respectively)	108.3	108.5
Class B exchangeable shares, no par value (issued and outstanding: 16.7 shares and 17.6 shares, respectively)	628.2	661.5
Paid-in capital	3,951.7	3,871.2
Retained earnings	4,538.5	4,439.9
Accumulated other comprehensive income (loss)	(1,556.7)	(898.4)
Class B common stock held in treasury at cost (8.8 shares and 7.5 shares, respectively)	(421.4)	(321.1)
Total Molson Coors Brewing Company stockholders' equity	7,250.3	7,863.3
Noncontrolling interests	22.4	22.8
Total equity	7,272.7	7,886.1
Total liabilities and equity	$12,645.3	$13,980.1
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$329.1	$423.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241.9	233.0
Amortization of debt issuance costs and discounts	3.6	5.6
Share-based compensation	12.9	18.0
(Gain) loss on sale or impairment of properties and other assets, net	272.1	372.0
Deferred income tax (benefit) expense	(93.1)	(19.0)
Equity income in MillerCoors	(470.1)	(471.8)
Distributions from MillerCoors	470.1	471.8
Equity in net (income) loss of other unconsolidated affiliates	(2.6)	(3.0)
Distributions from other unconsolidated affiliates	—	15.4
Excess tax benefits from share-based compensation	(8.5)	(6.6)
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	10.0	(10.2)
Change in current assets and liabilities (net of impact of business combinations) and other	(299.4)	29.4
(Gain) loss from discontinued operations	(4.5)	0.4
Net cash provided by (used in) operating activities	461.5	1,058.4
Cash flows from investing activities:
Additions to properties	(208.3)	(195.8)
Proceeds from sales of properties and other assets	8.8	6.0
Acquisition of businesses, net of cash acquired	(91.2)	—
Proceeds from sale of business	8.7	—
Investment in MillerCoors	(1,144.5)	(1,100.4)
Return of capital from MillerCoors	1,088.2	1,053.9
Return of capital from an unconsolidated affiliate	—	5.9
Loan repayments	26.1	7.1
Loan advances	(29.9)	(14.6)
Other	(3.3)	—
Net cash used in investing activities	(345.4)	(237.9)
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	31.2	38.5
Excess tax benefits from share-based compensation	8.5	6.6
Dividends paid	(228.1)	(205.1)
Payments for purchase of treasury stock	(100.1)	—
Proceeds from long-term debt	679.9	—
Payments on long-term debt	(676.4)	(61.6)
Proceeds from short-term borrowings	33.1	35.5
Payments on short-term borrowings	(19.7)	(23.3)
Payments on settlement of derivative instruments	—	(65.2)
Net proceeds from (payments on) revolving credit facilities and commercial paper	17.1	(350.5)
Change in overdraft balances and other	(55.6)	111.9
Net cash provided by (used in) financing activities	(310.1)	(513.2)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(194.0)	307.3
Effect of foreign exchange rate changes on cash and cash equivalents	(37.0)	(27.5)
Balance at beginning of year	624.6	442.3
Balance at end of period	$393.6	$722.1
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
These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 ("Annual Report"), and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements ("Notes") included in our Annual Report. Our accounting policies did not change in the first three quarters of 2015.
The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be achieved for the full fiscal year.
2. New Accounting Pronouncements
Adoption of New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued authoritative guidance intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liabilities, consistent with the presentation of debt discounts. This results in the elimination of debt issuance costs as an asset and reduces the carrying value of our debt liabilities. As this guidance did not specifically address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, the FASB issued an announcement in August 2015, stating that they would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We have early adopted this guidance effective for our quarter ended September 30, 2015, and have elected to continue to present our debt issuance costs associated with our line-of-credit arrangements as assets. The adoption of this guidance had an immaterial impact on our financial position and has resulted in the following retrospective adjustments to our condensed consolidated balance sheet:

	December 31, 2014
	As Reported	As Adjusted
	(In millions)
Other current assets, net	$103.2	$101.4
Other assets	$203.6	$189.2
Current portion of long-term debt and short-term borrowings	$849.4	$849.0
Long-term debt	$2,337.1	$2,321.3
New Accounting Pronouncements Not Yet Adopted
In July 2015, the FASB issued authoritative guidance intended to simplify the measurement of inventory. The amendment requires entities to measure in-scope inventory at the lower of cost and net realizable value, and replaces the current requirement to measure in-scope inventory at the lower of cost or market, which considers replacement cost, net realizable value, and net realizable value less an approximate normal profit margin. This amendment will more closely align the measurement of inventory under U.S. GAAP with the measurement of inventory under International Financial Reporting Standards. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2016. The amendment should be applied prospectively with early adoption permitted. We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance.
In May 2014, the FASB issued authoritative guidance related to new accounting requirements for the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. In August 2015, the FASB deferred the effective date of the new revenue recognition standard for all entities by one year. As a result, the requirements of the new standard are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. In conjunction with the deferral, the FASB will permit all entities to apply the new revenue recognition standard early, but not before the original effective date. The use of either a full retrospective or cumulative effect transition method is permitted. We have not yet selected a transition method and are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance.
In May 2015, the FASB issued an amendment to the fair value measurement guidance that applies to reporting entities that elect to measure the fair value of an investment using the net asset value (“NAV”) per share (or its equivalent) practical expedient. Under the new guidance, investments for which fair value is measured, or are eligible to be measured, using the NAV per share practical expedient are excluded from the fair value hierarchy. The amendment also removes certain disclosure requirements for these investments, and is effective for reporting periods beginning after December 15, 2015, with early adoption permitted. This amendment will result in revisions to the presentation of the fair value hierarchy within Part II - Item 8. Financial Statements and Supplementary Data, Note 16, “Employee Retirement Plans and Postretirement Benefits" of our Annual Report. There will be no impact on our financial position and results of operations upon adoption of this guidance.
Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our condensed consolidated financial statements.
3. Segment Reporting
Our reporting segments are based on the key geographic regions in which we operate, which are the basis on which our chief operating decision maker evaluates the performance of the business. Our reporting segments consist of Canada, the U.S., Europe and MCI. Corporate is not a segment and primarily includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. No single customer accounted for more than 10% of our consolidated sales for the three and nine months ended September 30, 2015, and September 30, 2014, respectively. Net sales represent sales to third-party external customers. Inter-segment transactions impacting sales revenues and income (loss) from continuing operations before income taxes are insignificant (other than those with MillerCoors, see Note 4, "Investments" for additional detail) and eliminated in consolidation.
The following table presents net sales by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In millions)
Canada	$411.2	$507.2	$1,169.6	$1,370.8
Europe	566.0	618.7	1,448.7	1,685.7
MCI	41.3	43.4	107.6	119.3
Corporate	0.3	0.2	0.8	0.9
Eliminations(1)	(1.4)	(1.5)	(3.6)	(4.2)
Consolidated	$1,017.4	$1,168.0	$2,723.1	$3,172.5

(1)	Represents inter-segment sales from the Europe segment to the MCI segment.

The following table presents income (loss) from continuing operations before income taxes by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In millions)
Canada	$91.8	$121.5	$228.8	$330.6
U.S.	135.3	158.9	470.1	471.8
Europe	(183.2)	(255.1)	(138.3)	(143.6)
MCI	(2.1)	(2.7)	(19.7)	(9.4)
Corporate	(56.8)	(55.8)	(172.4)	(183.7)
Consolidated	$(15.0)	$(33.2)	$368.5	$465.7
The variances in the above table include the impact of special items. Refer to Note 6, "Special Items" for further discussion.
The following table presents total assets by segment:

	As of
	September 30, 2015	December 31, 2014(1)
	(In millions)
Canada	$4,766.9	$5,537.2
U.S.	2,440.7	2,388.6
Europe	5,060.5	5,773.3
MCI	133.4	75.2
Corporate	243.8	205.8
Consolidated	$12,645.3	$13,980.1

(1)
Amounts have been adjusted to reflect the adoption of the authoritative guidance requiring debt issuance costs to be presented as a direct reduction from the carrying value of the related debt. See Note 2, "New Accounting Pronouncements" for further discussion.

4. Investments
Our investments include both equity method and consolidated investments. Those entities identified as variable interest entities ("VIEs") have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, consolidate these entities. None of our consolidated VIEs held debt as of September 30, 2015, or December 31, 2014. With the exception of the debt guarantee further discussed below, we have not provided any financial support to any of our VIEs during the year that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change, and we continually evaluate circumstances that could require consolidation or deconsolidation. As of September 30, 2015, and December 31, 2014, our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K.") and Grolsch U.K. Ltd. ("Grolsch"). Our unconsolidated VIEs are Brewers' Retail Inc. ("BRI") and Brewers' Distributor Ltd. ("BDL").
During the second quarter of 2015, our equity method investment, BRI, entered into a Canadian Dollar ("CAD") 150 million revolving credit facility with Canadian Imperial Bank of Commerce (“CIBC”), maturing one year after issuance, with one year renewal options subject to approval by CIBC. In conjunction with the issuance of the revolving credit facility, we, along with an additional shareholder of BRI, were each required to guarantee 50% of BRI’s obligations under the facility. As a result of this guarantee, we have recorded a current liability of $12.4 million as of September 30, 2015. The carrying value of the guarantee equals its fair value, which considers an adjustment for our own non-performance risk and is considered a level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our equity method investment balance, which carried a negative balance as of September 30, 2015. The guarantee liability was calculated based on our proportionate, 50% share of BRI’s total revolving credit facility outstanding balance at September 30, 2015. The resulting change in equity investment balance during the year due to movements in the guarantee represents a non-cash investing activity.

In October 2015, an additional shareholder of BRI was added as a guarantor to the revolving credit facility, which reduced our proportionate guarantee obligation to 45.9%. Our guarantee liability will be recorded based on this new proportionate share starting in the fourth quarter of 2015.
In conjunction with finalization of the new beer framework agreement (see Note 10, "Goodwill and Intangible Assets"), we, along with the other owners of BRI and the Province of Ontario, agreed to revise the ownership structure of BRI. The new BRI shareholder agreement (“New Shareholder Agreement”) incorporating these changes has not yet been executed and is anticipated to be executed and effective during the fourth quarter of 2015. The New Shareholder Agreement will adjust the existing BRI ownership structure to allow all other small and large Ontario based brewers the ability to participate in the ownership of BRI. As part of this proposed change, the board of directors of BRI will be expanded to include representation for these new ownership groups, as well as independent director representation. The new owners will be subject to the same fee structure as the current owners, with the exception of smaller brewers, who will have discounted fees, as they will not be required to fund certain costs associated with pension obligations. BRI will continue to operate on a break-even basis under the new ownership structure. BRI will also convert all existing capital stock into a new share class, as well as create a separate new share class to facilitate new and existing brewer participation and governance. While governance and board of director participation will continue to have the ability to fluctuate based on market share relative to the other owners, our equity interest will become fixed under the New Shareholder Agreement. We will continue to evaluate the accounting implications associated with the implementation of the New Shareholder Agreement and will make any necessary changes upon execution of the agreement.
Equity Investments
Investment in MillerCoors Summarized Financial Information
Condensed Balance Sheets

	As of
	September 30, 2015	December 31, 2014
	(In millions)
Current assets	$923.5	$795.3
Non-current assets	8,983.4	9,047.4
Total assets	$9,906.9	$9,842.7
Current liabilities	$1,131.0	$1,061.3
Non-current liabilities	1,463.5	1,578.8
Total liabilities	2,594.5	2,640.1
Noncontrolling interests	17.4	23.5
Owners' equity	7,295.0	7,179.1
Total liabilities and equity	$9,906.9	$9,842.7
The following represents our proportionate share in MillerCoors' equity and reconciliation to our investment in MillerCoors:

	As of
	September 30, 2015	December 31, 2014
	(In millions, except percentages)
MillerCoors owners' equity	$7,295.0	$7,179.1
MCBC economic interest	42%	42%
MCBC proportionate share in MillerCoors' equity	3,063.9	3,015.2
Difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(1)	(658.2)	(661.6)
Accounting policy elections	35.0	35.0
Investment in MillerCoors	$2,440.7	$2,388.6

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

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In millions)
Net sales	$2,000.0	$2,069.5	$5,977.3	$6,066.6
Cost of goods sold	(1,173.9)	(1,237.7)	(3,490.6)	(3,614.2)
Gross profit	$826.1	$831.8	$2,486.7	$2,452.4
Operating income(1)	$323.0	$381.9	$1,125.7	$1,129.2
Net income attributable to MillerCoors(1)	$316.5	$376.5	$1,108.3	$1,112.9

(1)
Results include special charges of $28.0 million for the three and nine months ended September 30, 2015, related to the planned closure of the Eden, North Carolina, brewery, including $21.8 million of accelerated depreciation in excess of normal depreciation associated with this brewery. Results also include special charges related to restructuring activities of $0.2 million and $1.4 million for the three and nine months ended September 30, 2014, respectively.

The following represents our proportionate share in net income attributable to MillerCoors reported under the equity method of accounting:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In millions, except percentages)
Net income attributable to MillerCoors	$316.5	$376.5	$1,108.3	$1,112.9
MCBC economic interest	42%	42%	42%	42%
MCBC proportionate share of MillerCoors net income(1)	132.9	158.1	465.5	467.4
Amortization of the difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors	1.0	1.2	3.4	3.5
Share-based compensation adjustment(1)(2)	1.4	(0.4)	1.2	0.9
Equity income in MillerCoors	$135.3	$158.9	$470.1	$471.8

(1)	The sum of the quarterly proportionate share of MillerCoors net income and share-based compensation adjustment amounts may not agree to the year-to-date amounts due to rounding.

(2)
The net adjustment is to eliminate all share-based compensation impacts related to pre-existing SABMiller plc equity awards held by former Miller employees employed by MillerCoors as well as to add back all share-based compensation impacts related to pre-existing MCBC equity awards held by former MCBC employees that transferred to MillerCoors.

The following table summarizes our transactions with MillerCoors:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In millions)
Beer sales to MillerCoors	$2.8	$3.8	$8.8	$10.1
Beer purchases from MillerCoors	$11.6	$10.8	$30.9	$27.0
Service agreement costs and other charges to MillerCoors	$0.7	$0.6	$2.0	$1.7
Service agreement costs and other charges from MillerCoors	$0.2	$0.3	$0.8	$0.8
As of September 30, 2015, and December 31, 2014, we had $5.6 million and $8.3 million of net payables due to MillerCoors, respectively.
Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	September 30, 2015		December 31, 2014
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Grolsch	$8.1	$2.7	$6.8	$2.9
Cobra U.K.	$36.5	$0.8	$31.0	$0.8
Termination of MMI Operations
On February 28, 2014, Anheuser-Busch Inbev ("ABI") and MCBC finalized the accelerated termination of Modelo Molson Imports, L.P. ("MMI"), a 50% - 50% joint venture with Grupo Modelo S.A.B. de C.V. ("Modelo"), which provided for the import, distribution, and marketing of the Modelo beer brand portfolio across all Canadian provinces and territories. The joint venture was accounted for under the equity method of accounting.
Following the successful completion of the transition in the first quarter of 2014, we recognized income of $63.2 million (CAD 70.0 million) within special items, reflective of the agreed upon payment received from Modelo for the early termination of the joint venture. Additionally in the first quarter of 2014, we recorded a charge of $4.9 million representing the accelerated amortization of the remaining carrying value of our definite-lived intangible asset associated with the agreement. Under the MMI arrangement, during the nine months ended September 30, 2014, we recognized equity earnings within cost of goods sold of $0.7 million, and recognized marketing and administrative cost recoveries related to the promotion, sale and distribution of Modelo products under our agency and services agreement with MMI of $1.1 million. These cost recoveries are recorded within marketing, general and administrative expenses.
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
5. Share-Based Payments
The MCBC Incentive Compensation Plan ("Incentive Compensation Plan") was amended and restated effective February 19, 2015, to reaffirm the ability to grant awards that are intended to qualify as performance-based compensation, to extend the term of the Incentive Compensation Plan for ten years and to incorporate certain corporate governance practices. We continue to have only one incentive compensation plan as of September 30, 2015, and all outstanding awards fall under this plan.
During the nine months ended September 30, 2015, and September 30, 2014, we recognized share-based compensation expense related to the following Class B common stock awards to certain directors, officers and other eligible employees, pursuant to the Incentive Compensation Plan: restricted stock units ("RSUs"), deferred stock units ("DSUs"), performance units ("PUs"), performance share units ("PSUs") and stock options. The settlement amount of the PSUs is determined based on market and performance metrics, which include our total shareholder return performance relative to the S&P 500 and specified internal performance metrics designed to drive greater shareholder return. PSU compensation expense is based on a fair value assigned to the market metric using a Monte Carlo model, which will remain constant throughout the vesting period of three years, and a performance multiplier, which will vary due to changing estimates of the performance metric condition.
The following table summarizes share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In millions)
Pretax compensation expense	$4.8	$5.9	$12.9	$18.0
Tax benefit	(1.2)	(1.6)	(3.3)	(5.5)
After-tax compensation expense	$3.6	$4.3	$9.6	$12.5
The decrease in expense in the first three quarters of 2015 was primarily driven by accelerated expense related to certain RSUs and PSUs granted in the first quarter of 2014, which were not granted in the first quarter of 2015.
As of September 30, 2015, there was $33.6 million of total unrecognized compensation expense from all share-based compensation arrangements granted under the Incentive Compensation Plan, related to unvested awards. This compensation expense is expected to be recognized over a weighted-average period of 2.0 years.
The following table represents non-vested RSUs, DSUs, PUs and PSUs as of September 30, 2015, and the activity during the nine months ended September 30, 2015:

	RSUs and DSUs		PUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 31, 2014	0.7	$47.75	0.5	$3.22	0.4	$50.49
Granted	0.2	$70.79	—	$—	0.1	$74.42
Vested	(0.2)	$43.31	(0.5)	$2.89	—	$—
Forfeited	(0.1)	$51.95	—	$—	—	$—
Non-vested as of September 30, 2015	0.6	$56.17	—	$—	0.5	$57.05
The weighted-average fair value per unit for the non-vested PSUs is $64.90 as of September 30, 2015.
The following table represents the summary of stock options and stock-only stock appreciation rights ("SOSARs") outstanding as of September 30, 2015, and the activity during the nine months ended September 30, 2015:

	Shares outstanding	Weighted-average exercise price per share	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2014	2.2	$45.33	5.0	$64.6
Granted	0.1	$74.81
Exercised	(0.9)	$44.23
Forfeited	—	$—
Outstanding as of September 30, 2015	1.4	$48.87	5.0	$48.4
Exercisable at September 30, 2015	1.2	$45.61	4.2	$44.3
The total intrinsic values of stock options exercised during the nine months ended September 30, 2015, and September 30, 2014, were $28.6 million and $24.9 million, respectively. During the nine months ended September 30, 2015, and September 30, 2014, cash received from stock option exercises was $31.2 million and $38.5 million, respectively, and the total excess tax benefit from these stock option exercises and other awards was $8.5 million and $6.6 million, respectively.

The fair value of each option granted in the first three quarters of 2015 and 2014 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended
	September 30, 2015	September 30, 2014
Risk-free interest rate	1.70%	2.29%
Dividend yield	2.20%	2.57%
Volatility range	21.65%-29.90%	22.66%-26.57%
Weighted-average volatility	23.71%	25.59%
Expected term (years)	5.7	7.5
Weighted-average fair market value	$13.98	$12.78
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
The fair value of the market metric for each PSU granted in the first three quarters of 2015 and 2014 was determined on the date of grant using a Monte Carlo model to simulate total shareholder return for MCBC and peer companies with the following weighted-average assumptions:

	Nine Months Ended
	September 30, 2015	September 30, 2014
Risk-free interest rate	1.06%	0.72%
Dividend yield	2.20%	2.57%
Volatility range	12.73%-62.28%	12.45%-72.41%
Weighted-average volatility	21.53%	21.72%
Expected term (years)	2.8	2.8
Weighted-average fair market value	$74.42	$58.69
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
As of September 30, 2015, there were 6.8 million shares of the Company's Class B common stock available for issuance as awards under the Incentive Compensation Plan.

6. Special Items
We have incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these charges (benefits) as special items. The table below summarizes special items recorded by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In millions)
Employee-related restructuring charges
Canada	$—	$2.2	$—	$7.6
Europe	0.5	—	(0.5)	1.0
MCI(1)	—	—	3.2	—
Corporate	—	—	—	0.3
Impairments or asset abandonment charges
Canada - Intangible asset write-off(2)	—	8.9	—	13.8
Canada - Asset abandonment(3)	15.7	—	23.9	—
Europe - Asset abandonment(4)	2.3	—	23.4	—
Europe - Intangible asset impairment(5)	275.0	360.0	275.0	360.0
MCI - Asset write-off(1)	—	—	3.2	—
Unusual or infrequent items
Europe - Flood loss (insurance reimbursement), net(6)	—	(3.5)	(2.4)	(1.7)
Termination fees and other (gains) losses
Canada - Termination fee income(2)	—	—	—	(63.2)
Europe - Termination fee expense, net(7)	—	—	10.0	—
Total Special items, net	$293.5	$367.6	$335.8	$317.8

(1)
During the second quarter of 2015, we announced our decision to substantially restructure our business in China and consequently, recognized employee-related and asset write-off charges, including $0.7 million of accelerated depreciation.

(2)
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

(3)
During the third quarter of 2015, we incurred $15.7 million of charges related to the closure of a bottling line within our Vancouver brewery, including $15.4 million of accelerated depreciation associated with this bottling line. Additionally, during the second quarter of 2015, we incurred $8.2 million of charges related to the closure of a bottling line within our Toronto brewery, including $7.9 million of accelerated depreciation associated with this bottling line. The decisions to close these bottling lines were made as part of an ongoing strategic review of our Canadian supply chain network and the overall shift in consumer preference toward can consumption in Canada. Additionally, in the fourth quarter of 2015, as a result of the continuation of this strategic review, we entered into an agreement to sell the Vancouver brewery with the intent to use the proceeds from the sale to help fund the construction of an efficient and flexible brewery in British Columbia. The sale is anticipated to be completed in the first quarter of 2016. In conjunction with the sale, we also agreed to leaseback the existing property to continue operations on an uninterrupted basis while the new brewery is being constructed. This transaction will result in accelerated depreciation and other charges associated with the brewery sale starting during the fourth quarter of 2015. These charges will continue to be incurred on an ongoing basis until completion of the project and will be recorded as special items, along with the anticipated gain on the sale of the property.

(4)
In the second quarter of 2015, we completed the closure of the Alton brewery in the U.K. as part of our strategic review of our European supply chain network. As a result, we incurred charges associated with the closure of $2.3 million and $23.4 million, for the three and nine months ended September 30, 2015, respectively, including accelerated depreciation in excess of our normal depreciation associated with this brewery, of $2.0 million and $21.8 million, respectively.

As part of this continued strategic review of our European supply chain network, in the fourth quarter of 2015, management has made a proposal and entered into a consultation process to close our Burton South Brewery in the U.K. and consolidate production within our recently modernized Burton North brewery. As a result of management's proposal, we will incur additional charges beginning in the fourth quarter of 2015 and through completion of the closure, which we anticipate will be recorded within special items. We will continue to evaluate our supply chain network and seek opportunities for further efficiencies and cost savings, and we therefore may incur additional restructuring related charges in the future.

(5)
During the third quarters of 2015 and 2014, we recognized impairment charges related to indefinite-lived intangible assets in Europe. See Note 10, "Goodwill and Intangible Assets" for further discussion.

(6)
During the nine months ended September 30, 2015, we recorded $2.4 million of income for insurance proceeds received related to significant flooding in Czech Republic that occurred during the second quarter of 2013. During the three and nine months ended September 30, 2014, we recorded losses and related costs of $0.4 million and $2.2 million, respectively, associated with significant flooding in Serbia, Bosnia, and Croatia that occurred in the second quarter of 2014. These losses were offset by insurance proceeds of $3.9 million recorded in the third quarter of 2014 related to flooding in the second quarter of 2014.

(7)
In December 2013, we entered into an agreement with Heineken to early terminate our contract brewing and kegging agreement under which we produced and packaged the Foster's and Kronenbourg brands in the U.K. As a result of the termination, Heineken agreed to pay us an aggregate early termination payment of British Pound ("GBP") 13.0 million, of which we received GBP 5.0 million in 2014 and the remaining GBP 8.0 million on April 30, 2015. The full amount of the termination payment ($19.4 million upon recognition) is included in income within special items for the nine months ended September 30, 2015, following the completion of the transition period in the second quarter of 2015.

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
Restructuring Activities
In 2012, we introduced several initiatives focused on increasing our efficiencies and reducing costs across all functions of the business in order to develop a more competitive supply chain and global cost structure. Included in these initiatives is a long-term focus on reducing labor and general overhead costs through restructuring activities. We view these restructuring activities as actions to allow us to meet our long-term growth targets by generating future cost savings within cost of goods sold and general and administrative expenses and include organizational changes that strengthen our business and accelerate efficiencies within our operational structure. As a result of these restructuring activities, we have reduced headcount and consequently recognized severance and other employee-related charges, which we have recorded as special items. During 2014, we finalized our restructuring initiatives that began in 2012. Additionally, in the second quarter of 2015, we completed the closure of the Alton brewing facility within our Europe segment resulting in restructuring charges as noted above. In the second quarter of 2015, we recognized employee-related charges within our MCI segment following the decision to substantially restructure our business in China as stated above. As a result of this action, employment levels were reduced by approximately 125 full-time employees. During 2015, we continued our ongoing assessment of our supply chain strategies across our segments in order to align with our cost saving objectives. We will continue to evaluate our supply chain network and seek opportunities for further efficiencies and cost savings, and we therefore may incur additional restructuring related charges in the future.

The accrued restructuring balances represent expected future cash payments required to satisfy the remaining severance obligations to terminated employees, the majority of which we expect to be paid in the next 12 to 15 months. The table below summarizes the activity in the restructuring accruals by segment:

	Canada	Europe	MCI	Corporate	Total
	(In millions)
Total at December 31, 2014	$3.8	$11.5	$—	$0.2	$15.5
Charges incurred	—	0.7	3.2	—	3.9
Payments made	(2.8)	(6.4)	(1.1)	(0.2)	(10.5)
Changes in estimates	—	(1.2)	—	—	(1.2)
Foreign currency and other adjustments	(0.4)	(0.3)	—	—	(0.7)
Total at September 30, 2015	$0.6	$4.3	$2.1	$—	$7.0

	Canada	Europe	MCI	Corporate	Total
	(In millions)
Total at December 31, 2013	$9.7	$13.6	$0.5	$0.9	$24.7
Charges incurred	7.6	1.0	—	0.3	8.9
Payments made	(10.7)	(4.0)	(0.4)	(0.8)	(15.9)
Foreign currency and other adjustments	(0.3)	(0.2)	—	—	(0.5)
Total at September 30, 2014	$6.3	$10.4	$0.1	$0.4	$17.2

7. Other Income and Expense

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In millions)
Gain on sale of non-operating asset	$—	$—	$3.3	$—
Gain (loss) from foreign exchange and derivative activity	3.7	(4.0)	3.8	(2.7)
Other, net	—	(1.0)	0.3	(0.8)
Other income (expense), net	$3.7	$(5.0)	$7.4	$(3.5)

8. Income Tax
Our effective tax rates for the third quarter of 2015 and 2014 were approximately positive 182% and negative 2%, respectively. For the first nine months of 2015 and 2014, our effective tax rates were approximately positive 12% and 9%, respectively. Our effective tax rates deviate from the federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our foreign businesses, driven by lower statutory income tax rates and tax planning impacts on statutory taxable income, as well as the impact of discrete items further discussed below. The change in the effective tax rate for the third quarter of 2015 versus 2014, was primarily due to a lower pretax loss in 2015 driven by the brand impairment charges in Europe, and higher net discrete and other tax benefits recognized in 2015. Our total net discrete tax benefit was $14.3 million in the third quarter of 2015, versus an $8.2 million net discrete tax benefit recognized in the third quarter of 2014. The net discrete tax benefit recognized in the third quarter of 2015 was driven by the release of unrecognized tax benefits, primarily resulting from the expiration of certain statutes of limitations. This activity includes the release of the remaining $8.1 million unrecognized tax benefit that was established during the second quarter of 2014, as well as the release of other unrecognized tax benefits in domestic and foreign jurisdictions. The net discrete tax benefit recognized in the third quarter of 2014 was also primarily driven by the release of unrecognized tax benefits. The increase in the effective tax rate during the first nine months of 2015 versus 2014 was primarily due to a lower net discrete tax benefit recognized in 2015, as well as lower pretax income.
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

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In millions, except per share amounts)
Amounts attributable to Molson Coors Brewing Company:
Net income (loss) from continuing operations	$13.7	$(35.7)	$322.2	$420.3
Income (loss) from discontinued operations, net of tax	2.9	1.3	4.5	(0.4)
Net income (loss) attributable to Molson Coors Brewing Company	$16.6	$(34.4)	$326.7	$419.9
Weighted-average shares for basic EPS	185.0	185.1	185.5	184.7
Effect of dilutive securities:
RSUs, DSUs, PUs and PSUs	0.6	—	0.7	0.5
Stock options and SOSARs	0.4	—	0.4	0.7
Weighted-average shares for diluted EPS	186.0	185.1	186.6	185.9
Basic net income (loss) attributable to Molson Coors Brewing Company per share(1):
From continuing operations	$0.07	$(0.20)	$1.74	$2.27
From discontinued operations	0.02	0.01	0.02	—
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$0.09	$(0.19)	$1.76	$2.27
Diluted net income (loss) attributable to Molson Coors Brewing Company per share(1):
From continuing operations	$0.07	$(0.20)	$1.73	$2.26
From discontinued operations	0.02	0.01	0.02	—
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$0.09	$(0.19)	$1.75	$2.26
Dividends declared and paid per share	$0.41	$0.37	$1.23	$1.11

(1)
Due to the anti-dilutive effect resulting from the reported net loss from continuing operations for the three months ended September 30, 2014, the impact of potentially dilutive securities has been omitted from the quarterly calculation of weighted-average shares for diluted EPS for the third quarter of 2014. The impact of these potentially dilutive securities has been included in the calculation of weighted-average shares for diluted EPS for the nine months ended September 30, 2014.

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
The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In millions)
RSUs, stock options and SOSARs	0.1	1.2	0.1	0.1

Share Repurchase Program
In February 2015, our Board of Directors approved and authorized a new program to repurchase up to $1.0 billion of our Class A and Class B common stock with a program term of four years. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The number, price and timing of the repurchases will be at the Company’s sole discretion and will be evaluated depending on market conditions, liquidity needs or other factors. The Company’s Board of Directors may suspend, modify or terminate the program at any time without prior notice. This repurchase program replaces and supersedes any repurchase programs previously approved by the Board of Directors. Under Delaware state law, these shares are not retired, and the issuer has the right to resell any of the shares repurchased. Beginning in April 2015, under this program, we entered into accelerated share repurchase agreements (“ASRs”) with a financial institution. In exchange for up-front payments, the financial institution delivers shares of our common stock during the purchase periods of each ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the applicable purchase period of each ASR based on the volume weighted-average price of our common stock during that period. The up-front payments for the treasury stock are accounted for as a reduction to shareholders’ equity in the unaudited condensed consolidated balance sheet in the periods the payments are made. We reflect each ASR as a repurchase of common stock in the period delivered for purposes of calculating earnings per share and as forward contracts indexed to its own common stock. Each ASR meets all of the applicable criteria for equity classification, and therefore, is not accounted for as a derivative instrument.
During the second and third quarters of 2015, we purchased a total of 1.3 million shares of our Class B common stock under two separate ASRs for an aggregate of approximately $100 million. In early October 2015, under a separate ASR, we received Class B common stock for an up-front payment of approximately $50 million. The total number of shares ultimately delivered under this ASR, and therefore the average repurchase price paid per share, will be determined at the end of the purchase period in December 2015.
10. Goodwill and Intangible Assets
The following summarizes the change in goodwill for the nine months ended September 30, 2015:

	Canada	Europe	MCI	Consolidated
	(In millions)
Balance at December 31, 2014	$656.5	$1,528.0	$7.1	$2,191.6
Business acquisition and disposition (1)	—	(6.7)	16.4	9.7
Foreign currency translation	(83.4)	(70.5)	(0.6)	(154.5)
Balance at September 30, 2015	$573.1	$1,450.8	$22.9	$2,046.8

(1)
In July 2015, we sold our U.K. malting facility resulting in an adjustment to the goodwill in our Europe reporting unit based on the proportionate fair value of the disposed business relative to the reporting unit. In addition, on April 1, 2015, we completed the acquisition of Mount Shivalik Breweries Ltd., a regional brewer in India. As part of the purchase price accounting, goodwill generated in conjunction with this acquisition has been recorded within our MCI segment beginning in the second quarter of 2015 and included within the India reporting unit of our MCI segment for purposes of our annual goodwill impairment testing.

The following table presents details of our intangible assets, other than goodwill, as of September 30, 2015:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 50	$1,158.6	$(225.0)	$933.6
License agreements and distribution rights	3 - 28	139.5	(89.5)	50.0
Other	2 - 8	30.7	(29.2)	1.5
Intangible assets not subject to amortization:
Brands	Indefinite	3,161.1	—	3,161.1
Distribution networks	Indefinite	759.9	—	759.9
Other	Indefinite	17.5	—	17.5
Total		$5,267.3	$(343.7)	$4,923.6

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2014:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$483.5	$(229.1)	$254.4
License agreements and distribution rights	3 - 28	122.0	(101.1)	20.9
Other	2 - 8	31.7	(29.4)	2.3
Intangible assets not subject to amortization:
Brands	Indefinite	4,590.2	—	4,590.2
Distribution networks	Indefinite	870.5	—	870.5
Other	Indefinite	17.5	—	17.5
Total		$6,115.4	$(359.6)	$5,755.8
The changes in the gross carrying amounts of intangibles from December 31, 2014, to September 30, 2015, are primarily driven by the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies, the indefinite-lived brand intangible impairments recorded in the third quarter of 2015 and the change in classification of certain European brands from indefinite life to definite life subject to amortization as noted below. Additionally, we wrote-off the gross value and accumulated amortization associated with our licensing agreement with Miller in Canada upon finalizing the termination in the first quarter of 2015, and we acquired a definite-lived brand as part of our acquisition of the Rekorderlig distribution rights in the third quarter of 2015, as well as a definite-lived brand as part of our acquisition in India in the second quarter of 2015.
Based on foreign exchange rates as of September 30, 2015, the estimated future amortization expense of intangible assets, inclusive of the impact driven by the change in classification of certain European brands from an indefinite life to definite life subject to amortization, is as follows:

Fiscal year	Amount
(In millions)
2015 - remaining	$10.0
2016	$39.9
2017	$29.2
2018	$27.7
2019	$27.7
Amortization expense of intangible assets was $6.4 million and $10.1 million for the three months ended September 30, 2015, and September 30, 2014, respectively, and $20.1 million and $31.1 million for the nine months ended September 30, 2015, and September 30, 2014, respectively. This expense is presented within marketing, general and administrative expenses on the unaudited condensed consolidated statements of operations and includes the $4.9 million accelerated amortization recognized for the write-off of the intangible asset associated with the termination of MMI operations in the first quarter of 2014. See Note 4, "Investments" for further discussion.
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
In April 2014, the Ontario Premier's Advisory Council on Government Assets (the "Council") began a review that included evaluating the beer retailing and distribution system in Ontario, for which BRI is the primary beer retail and distribution channel. In April 2015, as a result of this review and our negotiations with the Council, we, along with the other owners of BRI, agreed, in principle and subject to entry into definitive binding documents, to enter into a new beer framework agreement (the "New Framework") with the Province of Ontario. The associated Master Framework Agreement was subsequently executed by all parties on September 22, 2015, and is anticipated to become effective during the fourth quarter of 2015. The New Framework is designed to further enhance the overall beer retail and distribution system within Ontario, as well as provide easier access to market for small brewers. The New Framework includes the implementation of an additional CAD 100.0 million annual tax on all beer volume sold in Ontario, which will be phased in over four years beginning November 1, 2015. Additionally, with the exception of adjustments for increases in annual inflation, the two largest brewers in Ontario will have restrictions on price increases for certain packaging types of the largest Ontario brands until the second quarter of 2017. The New Framework is also intended to increase convenience and choice available for consumers by increasing the number and types of outlets where beer is sold (including introducing beer sales to a specified number of grocery stores and standalone outlets), increasing the required level of shelf space allocated to small brewers in retail outlets, as well as allowing for incremental packaging options at the Liquor Control Board of Ontario ("LCBO") and agents of the LCBO. The New Framework also provides qualifying licensees (restaurants and bars) the ability to purchase beer at BRI retail outlets at the same price as retail consumers. Further, BRI has committed to invest CAD 100.0 million of capital spending through 2018, 80.0% of which will be directed toward enhancements to the purchasing experience for consumers. The New Framework also incorporates many of the proposed changes to the BRI ownership structure that were announced in January 2015, allowing all other Ontario brewers, regardless of size, to participate in the ownership and governance of BRI (see Note 4, "Investments"). We are still evaluating and beginning to implement actions to mitigate any adverse impacts to our Canada results due to the adoption of the New Framework. The ultimate outcome and potential impact to our Canada business remains to be fully determined.
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
Our 2014 annual goodwill impairment testing determined that our Europe and Canada reporting units were at risk of failing step one of the goodwill impairment test. Specifically, the fair value of the Europe and Canada reporting units were estimated at approximately 14% and 11% in excess of carrying value, respectively, as of the October 1, 2014, testing date. Prior to recognizing the 2014 brand impairments discussed below, the excess of the fair value over the carrying value of the Europe reporting unit declined from the prior year. The decrease was driven by challenging macroeconomic conditions in Europe negatively impacting our business, as well as declines in the forecasts of certain European brands, which have been adversely impacted by the expected prolonged recovery from recent flooding and an accelerated consumer trend to value brands. These impacts were partially offset by improvements to market multiples. The impairment of certain European indefinite-lived brands during the third quarter of 2015, as discussed below, was a potential impairment indicator for the Europe reporting unit; however, we evaluated and based on other offsetting factors at the Europe reporting unit level, an interim impairment test at the reporting unit level was not required. We will complete our 2015 annual goodwill impairment test during the fourth quarter of 2015. The Canada reporting unit had a marginal decrease from the prior year primarily due to continued competitive pressures and economic weakness in the Canadian market, partially offset by improved market multiples.
Indefinite-Lived Intangibles
During the third quarter of 2015, we identified impairment indicators as it pertains to indefinite-lived intangible assets related to certain European brands driven by key changes to our underlying assumptions supporting the value of the brands. Specific changes include underperformance through the 2015 peak season driving a downward shift in management's forecasts, along with challenging macroeconomic and competitive conditions that we no longer expect to subside in the near term. As a result, we recorded an aggregate impairment charge across various European brands, including Jelen, of $275.0 million within special items in the third quarter of 2015. These lower projected cash flows along with higher weighted-average costs of capital attributed to these brands compared to previously made assumptions continue to result in lower brand valuations as this charge follows impairments of $360.0 million in 2014 and $150.9 million in 2013 related to European indefinite-lived brands as a result of our 2014 and 2013 annual impairment testing, respectively. The remaining Europe indefinite-lived intangibles' fair values, including Staropramen and Carling brands, while facing similar macroeconomic challenges, were sufficiently in excess of their respective carrying values.

In conjunction with the interim brand impairment review, we also reassessed each brand's indefinite-life classification and determined that these impaired brands have characteristics that have evolved and which now indicate a definite-life is more appropriate. Specifically, such characteristics include continued pressure on these brands given the geographical markets and price segments in which they participate, as well as significant competition from the value segment, which has challenged the segment in which these brands operate with continued stress on these brands driven by on-going macroeconomic conditions.

These brands have therefore been reclassified as definite-lived intangible assets with the remaining aggregate fair value of $700.2 million, which equals the carrying value, to be amortized over useful lives ranging from 30 to 50 years.
Separately, our Molson core brand intangible asset continues to be at risk of future impairment with a fair value estimated at approximately 9% in excess of its carrying value as of the October 1, 2014, impairment testing date. The fair value of the Molson core brand intangible assets in excess of carrying value decreased slightly from the prior year, as they continue to face significant competitive pressures and challenging macroeconomic conditions in the Canada market. These challenges continue to be partially offset by anticipated cost savings initiatives. As part of our annual impairment testing during the fourth quarter of 2015, we will evaluate the impact to the fair value of the intangible asset as a result of management's completed strategic and annual operating planning and forecasting process along with potential changes in other key inputs, such as the weighted-average cost of capital, which could be adversely impacted by a number of factors. As of September 30, 2015, the Molson core brand intangible asset had a carrying value of $2,280.4 million. The value of the Coors Light brand distribution rights and our other indefinite-lived intangible assets in Canada continue to be sufficiently in excess of their carrying values.

We utilized Level 3 fair value measurements in our impairment analysis of our indefinite-lived intangible assets, which utilizes an excess earnings approach to determine the fair values of the assets as of the testing date, inclusive of the intangible assets mentioned above valued during the third quarter of 2015. The future cash flows used in the analysis are based on internal cash flow projections based on our long range plans and include significant assumptions by management as noted below.

Key Assumptions
The Europe and Canada reporting units' goodwill and the Molson core brand intangible asset are at risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including significant delays in projected macroeconomic recovery or prolonged adverse economic conditions), terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flow analyses. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections used for our Europe reporting unit testing reflect continued challenging environments in the future followed by growth resulting from a longer term recovery of the macroeconomic environment, as well as the benefit of anticipated cost savings and specific brand-building and innovation activities. Our Canada reporting unit and Molson core brand projections also reflect a continued challenging environment that has been adversely impacted by a weak economy across all industries, as well as weakened consumer demand driven by increased competitive pressures, partially offset by anticipated cost savings and specific brand-building and innovation activities. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our Canada and Europe reporting units and Molson core brand may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in sales volume and increase in costs due to another natural disaster or other unknown event that could significantly impact our immediate and long-range results, a decrease in sales volume driven by a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long term volume trends, a continuation of the trend away from core brands in certain of our markets, especially in markets where our core brands represent a significant portion of the market, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a recession or continued worsening of the overall European economy), an inability of the market to successfully recover from the recent severe flooding in several of our Central European markets, (iii) volatility in the equity and debt markets or other country specific factors which could result in a higher weighted-average cost of capital; and (iv) sensitivity to market multiples.
While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
Definite-Lived Intangibles
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the third quarter of 2015.
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

11. Debt
Debt obligations
Our total borrowings as of September 30, 2015, and December 31, 2014, were comprised of the following:

	As of
	September 30, 2015	December 31, 2014(1)
	(In millions)
Senior notes:
CAD 900 million 5.0% notes due 2015(2)	$—	$774.5
CAD 500 million 3.95% Series A notes due 2017	375.6	430.3
CAD 400 million 2.25% notes due 2018(2)	300.5	—
CAD 500 million 2.75% notes due 2020(2)	375.6	—
$300 million 2.0% notes due 2017(3)	301.3	300.0
$500 million 3.5% notes due 2022(3)	523.4	510.8
$1.1 billion 5.0% notes due 2042	1,100.0	1,100.0
Less: unamortized debt discounts and debt issuance costs	(22.5)	(20.4)
Total long-term debt (including current portion)	2,953.9	3,095.2
Less: current portion of long-term debt	—	(773.9)
Total long-term debt	$2,953.9	$2,321.3

Short-term borrowings:
Commercial paper program(4)	$10.0	$—
Cash pool overdrafts(5)	9.4	64.6
Japanese Yen ("JPY") 1.5 billion line of credit(6)	10.8	4.9
Other short-term borrowings	18.0	5.6
Current portion of long-term debt	—	773.9
Current portion of long-term debt and short-term borrowings	$48.2	$849.0

(1)
Amounts have been adjusted to reflect the adoption of the authoritative guidance requiring debt issuance costs to be presented as a direct reduction from the carrying value of the related debt. See Note 2, "New Accounting Pronouncements" for further discussion.

(2)
On September 18, 2015, Molson Coors International, LP, a Delaware partnership and a wholly owned subsidiary of MCBC, issued CAD 500 million 2.75% notes due September 18, 2020 ("CAD 500 million notes"), and CAD 400 million 2.25% notes due September 18, 2018 ("CAD 400 million notes", and together with the CAD 500 million notes, the "2015 Notes"). Our previously issued CAD 900 million 5.0% notes matured on September 22, 2015, and were repaid using the proceeds from the new offerings. Prior to issuing the 2015 Notes, we entered into forward starting interest rate swap agreements to hedge the interest rate volatility on CAD 600 million of the 2015 Notes beginning in the second quarter of 2014. At the time of the issuance of the 2015 Notes, the government of Canada bond rates were trading at a yield lower than that locked in by the interest rate swaps, resulting in an aggregate realized loss of CAD 39.2 million ($29.5 million at settlement), which was recorded in other comprehensive income. A portion of this loss is being amortized into interest expense over the 5-year and 3-year lives of the respective 2015 Notes and will increase our effective cost of borrowing compared to the stated coupon rates by 0.65% on the CAD 500 million notes and 0.16% on the CAD 400 million notes. The remaining portion of the loss will be amortized on future debt issuances covering the full 10-year term of the interest rate swap agreements. The cash payment associated with the settlement of the forward starting interest rate swap agreements was recorded as an operating outflow within the other assets and liabilities line item on the unaudited condensed consolidated statement of cash flows. See Note 13, "Derivative Instruments and Hedging Activities" for further details on the forward starting interest rate swaps.

(3)
In the first quarter of 2015, we entered into interest rate swaps to economically convert our fixed rate $300 million 2.0% notes due 2017 ("$300 million notes") to floating rate debt consistent with the interest rate swaps on our $500 million 3.5% notes due 2022 ("$500 million notes") entered into during 2014. As a result of these hedge programs, the carrying value of the $300 million and $500 million notes include adjustments of $1.3 million and $23.4 million, respectively, for fair value movements attributable to the benchmark interest rate. The carrying value of the $500 million note included an adjustment of $10.8 million for fair value movements attributable to the benchmark interest rate as of December 31, 2014.

In the first quarter of 2015, we also entered into a cross currency swap with a total notional of Euro ("EUR") 265 million ($300 million upon execution) in order to hedge a portion of the foreign currency translational impacts of our European investment. As a result of this cross currency swap and the above mentioned interest rate swaps, we have economically converted the $300 million notes and associated interest to a floating rate EUR denomination. The effective interest rate for the $300 million notes, adjusted for these swaps, was (0.33)% and 0.98%, for the three and nine months ended September 30, 2015, respectively. The interest rate swaps on our $500 million notes resulted in an effective interest rate of 1.41% and 1.38% for the three and nine months ended September 30, 2015, and 1.41% and 2.74% for the three and nine months ended September 30, 2014, respectively. See Note 13, "Derivative Instruments and Hedging Activities" for further details.

(4)
As of September 30, 2015, the weighted-average effective interest rate and tenor for the outstanding commercial paper borrowings was 0.45% and 17.1 days, respectively. As of September 30, 2015, we have $740.0 million available to draw on under our $750 million revolving credit facility, as the borrowing capacity is reduced by borrowings under our commercial paper program, and we have no other borrowings drawn on this revolving credit facility.

(5)
As of September 30, 2015, we had $9.4 million in bank overdrafts and $63.3 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $53.9 million. As of December 31, 2014, we had $64.6 million in bank overdrafts and $80.0 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $15.4 million.

(6)	In addition to our JPY line of credit, we have a EUR revolving credit facility and GBP and CAD overdraft facilities which we had no borrowings under as of September 30, 2015, or December 31, 2014.
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of September 30, 2015, and December 31, 2014, the fair value of our outstanding long-term debt (including current portion) was $2,873.8 million and $3,240.6 million, respectively. All senior notes are valued based on significant observable inputs and would be classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2.
Other
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions and transfers of assets. As of September 30, 2015, and December 31, 2014, we were in compliance with all of these restrictions and have met all debt payment obligations.

12. Accumulated Other Comprehensive Income (Loss) ("AOCI")

	MCBC shareholders
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2014	$129.8	$15.0	$(658.5)	$(384.7)	$(898.4)
Foreign currency translation adjustments	(630.2)	—	—	—	(630.2)
Unrealized gain (loss) on derivative instruments	—	6.5	—	—	6.5
Reclassification of derivative (gain) loss to income	—	(6.2)	—	—	(6.2)
Pension and other postretirement benefit adjustments	—	—	(2.2)	—	(2.2)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	35.2	—	35.2
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	(3.8)	(3.8)
Tax benefit (expense)	(57.2)	5.6	(7.4)	1.4	(57.6)
As of September 30, 2015	$(557.6)	$20.9	$(632.9)	$(387.1)	$(1,556.7)

Reclassifications from AOCI to income:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	Reclassifications from AOCI				Location of gain (loss) recognized in income
	(In millions)
Gain/(loss) on cash flow hedges:
Forward starting interest rate swaps	$(0.4)	$(0.4)	$(1.0)	$(1.2)	Interest expense, net
Foreign currency forwards	(3.8)	(6.1)	(9.1)	(3.8)	Other income (expense), net
Foreign currency forwards	6.2	(6.4)	16.3	(0.1)	Cost of goods sold
Commodity swaps	—	—	—	0.4	Cost of goods sold
Total income (loss) reclassified, before tax	2.0	(12.9)	6.2	(4.7)
Income tax benefit (expense)	(0.3)	3.0	(1.5)	0.4
Net income (loss) reclassified, net of tax	$1.7	$(9.9)	$4.7	$(4.3)

Amortization of defined benefit pension and other postretirement benefit plan items:
Prior service benefit (cost)	$0.2	$0.7	$—	$1.8	(1)
Net actuarial gain (loss)	(12.1)	(9.0)	(35.2)	(26.9)	(1)
Total income (loss) reclassified, before tax	(11.9)	(8.3)	(35.2)	(25.1)
Income tax benefit (expense)	2.8	4.0	7.8	5.4
Net income (loss) reclassified, net of tax	$(9.1)	$(4.3)	$(27.4)	$(19.7)

Total income (loss) reclassified, net of tax	$(7.4)	$(14.2)	$(22.7)	$(24.0)

(1)	These components of AOCI are included in the computation of net periodic pension and other postretirement benefit cost. See Note 14, "Pension and Other Postretirement Benefits" for additional details.

13. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented in Notes 1 and 17 of the Notes included in our Annual Report and did not significantly change during the first three quarters of 2015. As noted in Note 17 of the Notes included in our Annual Report, due to the nature of our counterparty agreements, and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty, and therefore, present our derivative positions gross in our unaudited condensed consolidated balance sheets. Our significant derivative positions have not changed considerably since year-end, except as noted below.
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
We entered into these interest rate swap agreements to minimize exposure to changes in the fair value of our $300 million notes that results from fluctuations in the benchmark interest rate, specifically LIBOR, and have designated these swaps as fair value hedges and determined that there is zero ineffectiveness, consistent with our $500 million interest rate hedges that we entered into in 2014. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged item are recognized in earnings. For the three and nine months ended September 30, 2015, the changes in fair value of the $500 million interest rate swap resulted in unrealized gains of $15.2 million and $12.6 million, respectively. The changes in fair value of the $300 million interest rate swap resulted in unrealized gains of $0.8 million and $1.3 million, respectively, for the same period. These changes were recorded in interest expense in our unaudited condensed consolidated statement of operations and were fully offset by changes in fair value of the $500 million notes and the $300 million notes attributable to the benchmark interest rate. Accordingly, as of September 30, 2015, and December 31, 2014, such cumulative adjustments had increased the carrying value of our $500 million notes by $23.4 million and $10.8 million, respectively, and as of September 30, 2015, such cumulative adjustments had increased the carrying value of our $300 million notes by $1.3 million. See Note 11, "Debt" for additional details.
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
Forward Starting Interest Rate Swaps
Prior to the September 2015 issuance of our privately placed CAD 500 million 2.75% notes due 2020 and CAD 400 million 2.25% private placement notes due 2018, we entered into forward starting interest rate swaps with a notional of CAD 600 million in order to manage our exposure to the volatility of the interest rates associated with the future interest payments on the forecasted debt issuances. The swaps had effective dates mirroring the terms of the forecasted debt. Under these agreements we were required to early terminate these swaps at the approximate time we issued the previously forecasted debt. We had designated these contracts as cash flow hedges and accordingly, a portion of the CAD 39.2 million ($29.5 million at settlement) loss on the forward starting interest rate swaps is being reclassified from AOCI and amortized to interest expense over the 5-year and 3-year lives of the CAD 500 million and CAD 400 million notes, respectively, and the remaining portion of the loss will be amortized on future debt issuances covering the 10-year term of the interest rate swap agreements. See Note 11, "Debt", for further discussion.
Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk. The table below summarizes our derivative assets and liabilities that were measured at fair value as of September 30, 2015, and December 31, 2014.

		Fair value measurements as of September 30, 2015
	Total at September 30, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swap	$3.7	$—	$3.7	$—
Interest rate swaps	24.7	—	24.7	—
Foreign currency forwards	42.6	—	42.6	—
Commodity swaps	(17.3)	—	(17.3)	—
Total	$53.7	$—	$53.7	$—

		Fair value measurements as of December 31, 2014
	Total at December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Interest rate swaps	$(2.2)	$—	$(2.2)	$—
Foreign currency forwards	31.6	—	31.6	—
Commodity swaps	(8.9)	—	(8.9)	—
Total	$20.5	$—	$20.5	$—

As of September 30, 2015, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the three and nine months ended September 30, 2015, were all included in Level 2.
Results of Period Derivative Activity
The tables below include the year-to-date results of our derivative activity in the unaudited condensed consolidated balance sheets as of September 30, 2015, and December 31, 2014, and the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2015, and September 30, 2014.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheet (in millions)

		Asset derivatives		Liability derivatives
		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swap	$296.3	Other non-current assets	$3.7	Other liabilities	$—
Interest rate swaps	$800.0	Other non-current assets	24.7	Other liabilities	—
Foreign currency forwards	$311.3	Other current assets	27.5	Accounts payable and other current liabilities	—
		Other non-current assets	15.1	Other liabilities	—
Total derivatives designated as hedging instruments			$71.0		$—
Derivatives not designated as hedging instruments:
Commodity swaps	$123.7	Other current assets	$0.2	Accounts payable and other current liabilities	$(10.1)
		Other non-current assets	0.6	Other liabilities	(8.0)
Total derivatives not designated as hedging instruments			$0.8		$(18.1)

		Asset derivatives		Liability derivatives
		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate swaps	$844.2	Other current assets	$—	Accounts payable and other current liabilities	$(13.0)
		Other non-current assets	10.8	Other liabilities	—
Foreign currency forwards	$343.4	Other current assets	19.5	Accounts payable and other current liabilities	—
		Other non-current assets	12.1	Other liabilities	—
Total derivatives designated as hedging instruments			$42.4		$(13.0)
Derivatives not designated as hedging instruments:
Commodity swaps	$111.1	Other current assets	$0.2	Accounts payable and other current liabilities	$(4.9)
		Other non-current assets	0.4	Other liabilities	(4.6)
Total derivatives not designated as hedging instruments			$0.6		$(9.5)
The Pretax Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (in millions)

For the Three Months Ended September 30, 2015
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$(14.3)	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forwards	10.9	Other income (expense), net	(3.8)	Other income (expense), net	—
		Cost of goods sold	6.2	Cost of goods sold	—
Total	$(3.4)		$2.0		$—

For the Three Months Ended September 30, 2015
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency swap	$(0.8)	Interest expense, net	$—	Interest expense, net	$0.8
Total	$(0.8)		$—		$0.8

For the Three Months Ended September 30, 2015
Derivatives in fair value hedge relationships	Amount of gain (loss) recognized in income on derivative	Location of gain (loss) recognized in income
Interest rate swaps	$16.0	Interest expense, net
Total	$16.0

For the Three Months Ended September 30, 2014
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$(2.1)	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forwards	1.2	Other income (expense), net	(6.1)	Other income (expense), net	—
		Cost of goods sold	(6.4)	Cost of goods sold	—
Total	$(0.9)		$(12.9)		$—

For the Three Months Ended September 30, 2014
Derivatives in fair value hedge relationships	Amount of gain (loss) recognized in income	Location of gain (loss) recognized in income
Interest rate swap	$2.2	Interest expense, net
Total	$2.2

For the Nine Months Ended September 30, 2015
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$(19.3)	Interest expense, net	$(1.0)	Interest expense, net	$—
Foreign currency forwards	22.1	Other income (expense), net	(9.1)	Other income (expense), net	—
		Cost of goods sold	16.3	Cost of goods sold	—
Total	$2.8		$6.2		$—

For the Nine Months Ended September 30, 2015
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency swap	$3.7	Interest expense, net	$—	Interest expense, net	$—
Total	$3.7		$—		$—

For the Nine Months Ended September 30, 2015
Derivatives in fair value hedge relationships	Amount of gain (loss) recognized in income on derivative	Location of gain (loss) recognized in income
Interest rate swaps	$13.9	Interest expense, net
Total	$13.9

For the Nine Months Ended September 30, 2014
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$(2.4)	Interest expense, net	$(1.2)	Interest expense, net	$—
Foreign currency forwards	0.8	Other income (expense), net	(3.8)	Other income (expense), net	—
		Cost of goods sold	(0.1)	Cost of goods sold	—
Commodity swaps	0.5	Cost of goods sold	0.4	Cost of goods sold	—
Total	$(1.1)		$(4.7)		$—

For the Nine Months Ended September 30, 2014
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency swap	$6.5	Other income (expense), net	$—	Other income (expense), net	$—
Total	$6.5		$—		$—

For the Nine Months Ended September 30, 2014
Derivatives in fair value hedge relationships	Amount of gain (loss) recognized in income	Location of gain (loss) recognized in income
Interest rate swap	$3.4	Interest expense, net
Total	$3.4
We expect net gains of approximately $25 million (pretax) recorded in AOCI at September 30, 2015, will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged at September 30, 2015, is three years.
Other Derivatives (in millions)

For the Three Months Ended September 30, 2015
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(7.2)
Total		$(7.2)

For the Three Months Ended September 30, 2014
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity Swaps	Cost of goods sold	$0.4
Total		$0.4

For the Nine Months Ended September 30, 2015
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(13.2)
Foreign currency forwards	Other income (expense), net	0.1
Total		$(13.1)

For the Nine Months Ended September 30, 2014
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity Swaps	Cost of goods sold	(0.2)
Total		$(0.2)

14. Pension and Other Postretirement Benefits ("OPEB")

	For the Three Months Ended
	September 30, 2015			September 30, 2014
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net periodic pension and OPEB cost:
Service cost - benefits earned during the year	$2.1	$0.7	$2.8	$3.4	$0.8	$4.2
Interest cost on projected benefit obligation	33.9	1.6	35.5	42.5	1.8	44.3
Expected return on plan assets	(44.0)	—	(44.0)	(50.6)	—	(50.6)
Amortization of prior service cost (benefit)	0.2	(0.4)	(0.2)	0.1	(0.8)	(0.7)
Amortization of net actuarial loss (gain)	12.1	—	12.1	9.2	(0.2)	9.0
Less: expected participant contributions	(0.2)	—	(0.2)	(0.2)	—	(0.2)
Net periodic pension and OPEB cost	$4.1	$1.9	$6.0	$4.4	$1.6	$6.0

	For the Nine Months Ended
	September 30, 2015			September 30, 2014
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net periodic pension and OPEB cost:
Service cost - benefits earned during the year	$7.3	$1.6	$8.9	$10.0	$2.3	$12.3
Interest cost on projected benefit obligation	103.2	4.6	107.8	127.2	5.4	132.6
Expected return on plan assets	(132.7)	—	(132.7)	(149.5)	—	(149.5)
Amortization of prior service cost (benefit)	0.6	(0.6)	—	0.5	(2.3)	(1.8)
Amortization of net actuarial loss (gain)	35.2	—	35.2	27.6	(0.7)	26.9
Curtailment (gain) loss	(1.0)	—	(1.0)	—	—	—
Less: expected participant contributions	(0.6)	—	(0.6)	(0.8)	—	(0.8)
Net periodic pension and OPEB cost	$12.0	$5.6	$17.6	$15.0	$4.7	$19.7
During the nine months ended September 30, 2015, employer contributions to the defined benefit plans were $246.4 million, including our first quarter discretionary GBP 150 million lump sum contribution ($227.1 million at payment date) related to the U.K. pension plan as required by the most recent statutory valuation performed. Total 2015 employer contributions to the defined benefit plans are expected to be approximately $260 million, based on foreign exchange rates as of September 30, 2015. MillerCoors, BRI and BDL contributions to their defined benefit pension are not included above, as they are not consolidated in our financial statements.
15. Commitments and Contingencies
Discontinued Operations
Kaiser
In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In addition, we provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. The discontinued operations balances within the current and non-current liabilities of our unaudited condensed consolidated balance sheets consist entirely of our estimates of these liabilities. These liabilities are denominated in Brazilian Reais and are therefore subject to foreign exchange gains or losses, which are recognized in the discontinued operations section of the unaudited condensed consolidated statements of operations. There have been no changes in the underlying liabilities from the year ended December 31, 2014; therefore, all changes in the current and non-current liabilities of discontinued operations during the first three quarters of 2015 are due to fluctuations in foreign exchange rates from December 31, 2014, to September 30, 2015. During the three months ended September 30, 2015, and September 30, 2014, we recognized gains of $2.9 million and $1.3 million, respectively, from discontinued operations associated with foreign exchange gains and losses related to indemnities we provided to FEMSA, and during the nine months ended September 30, 2015, and September 30, 2014, we recognized gains of $4.5 million and losses of $0.4 million, respectively. Our exposure related to the tax, civil and labor indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. Separately, the maximum potential claims amount remaining for the purchased tax credits was $88.6 million, based on foreign exchange rates as of September 30, 2015.
Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have been recorded to date, and additional future adjustments may be required.
Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of September 30, 2015, accounts payable and other current liabilities in the accompanying unaudited condensed consolidated balance sheets includes $12.4 million related to the guarantee of the indebtedness of our equity method investments. See Note 4, "Investments" for more details. Additionally, related to our previous ownership in the Montréal Canadiens, we guarantee its obligations under a ground lease for the Bell Centre Arena (the "Ground Lease Guarantee"). Upon sale of our interest, the new owners agreed to indemnify us in connection with the liabilities we may incur under the Ground Lease Guarantee and provided us with a CAD 10 million letter of credit to guarantee such indemnity. This transaction did not materially affect our risk exposure related to the Ground Lease Guarantee, which continues to be recognized as a liability on our unaudited condensed consolidated balance sheets. Other liabilities in the accompanying unaudited condensed consolidated balance sheets include $4.6 million as of September 30, 2015, and $5.3 million as of December 31, 2014, related to the Ground Lease Guarantee, both of which are classified as non-current.
Litigation, Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have accrued an aggregate of $14.1 million as of September 30, 2015, and $16.6 million as of December 31, 2014. We believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated financial statements, except as noted below.
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
During the fourth quarter of 2014 and the first quarter of 2015, we received assessments from a local country regulatory authority related to indirect tax calculations in our Europe operations during the 29 month period prior to receipt of the most recent assessment. The aggregate amount of the assessments received is approximately $78 million, based on foreign exchange rates at September 30, 2015. While we intend to vigorously challenge the validity of these assessments and defend our position regarding the method of calculation, if the assessments, as issued, are ultimately upheld, they could materially affect our results of operations. Specifically, if fully upheld, we would be required to record a charge at the high-end of the below range of loss, and this charge and on-going implications to our calculations would negatively impact our current and future operating income, respectively. Based on the assessments received and related impacts, we estimate a current range of loss of zero to approximately $106 million, based on foreign exchange rates at September 30, 2015. We continue to apply the methodology challenged in the assessments while the regulatory appeal process remains ongoing, and, as a result, the related range of loss is expected to increase until ultimately resolved. We continue to follow the required regulatory procedures in order to proceed with our appeal of the assessments. We currently believe this appeal process will take several months to reach a formal conclusion, and may not be resolved until fiscal year 2016. No provision is currently recorded for these assessments or the related range of loss.
In 2013, we became aware of potential liabilities in several European countries primarily related to local country regulatory matters associated with StarBev Holdings S.à r.l. ("StarBev") pre-acquisition periods. We recorded liabilities related to these matters in the second quarter of 2013 as we finalized purchase price accounting related to the acquisition of StarBev.

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

The assumptions used are as follows:

•	trust management costs are included in projections with regard to the $120 million threshold, but are expensed only as incurred;

•	income taxes, which we believe are not an included cost, are excluded from projections with regard to the $120 million threshold;

•	a 2.5% inflation rate for future costs; and

•	certain operations and maintenance costs were discounted using a 2.47% risk-free rate of return.
Based on these assumptions, the present value and gross amount of the costs at September 30, 2015, are approximately $3.3 million and $6.2 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.
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
Europe and MCI
We are subject to the requirements of governmental and local environmental and occupational health and safety laws and regulations within each of the countries in which we operate. Compliance with these laws and regulations did not materially affect our capital expenditures, results of operations or our financial or competitive position for the three and nine months ended September 30, 2015, and we do not anticipate that they will do so during the remainder of the year.
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
Other Debt
On September 22, 2005, MC Capital Finance ULC ("MC Capital Finance") issued $1.1 billion of senior notes consisting of $300 million 4.85% U.S. publicly registered notes due 2010 and CAD 900 million 5.0% privately placed notes maturing on September 22, 2015. These CAD 900 million senior notes were subsequently exchanged for substantially identical CAD 900 million senior notes which were quantified by way of a prospectus in Canada. In connection with an internal corporate reorganization, Molson Coors International LP ("MCI LP") was subsequently added as a co-issuer of the CAD 900 million senior notes in 2007. The $300 million senior notes were repaid in 2010. The CAD 900 million notes due September 22, 2015 were fully repaid using the proceeds from the issuance on September 18, 2015 of privately placed CAD 500 million 2.75% notes due 2020, and privately placed CAD 400 million 2.25% notes due 2018. Both offerings are guaranteed by MCBC, and certain of our U.S. and Canadian subsidiaries. Subsequent to settlement of the notes due on September 22, 2015, and local regulatory approval, MC Capital Finance ceased to be a reporting issuer in all the applicable provinces of Canada.

None of our other outstanding debt is publicly registered, and it is all guaranteed on a senior and unsecured basis by the Parent Guarantor and Subsidiary Guarantors. These guarantees are full and unconditional and joint and several. See Note 11, "Debt" for details of all debt issued and outstanding as of September 30, 2015.
Presentation
The following information sets forth the condensed consolidating statements of operations for the three and nine months ended September 30, 2015, and September 30, 2014, condensed consolidating balance sheets as of September 30, 2015, and December 31, 2014, and condensed consolidating statements of cash flows for the nine months ended September 30, 2015, and September 30, 2014. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Guarantor and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.
The condensed consolidating balance sheet as of December 31, 2014 has been adjusted to reflect the adoption of the authoritative guidance requiring debt issuance costs to be presented as a direct reduction from the carrying value of the related debt. See Note 2, "New Accounting Pronouncements" for further discussion.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$4.9	$1,109.9	$378.2	$(38.7)	$1,454.3
Excise taxes	—	(354.3)	(82.6)	—	(436.9)
Net sales	4.9	755.6	295.6	(38.7)	1,017.4
Cost of goods sold	—	(439.5)	(172.4)	26.0	(585.9)
Gross profit	4.9	316.1	123.2	(12.7)	431.5
Marketing, general and administrative expenses	(28.9)	(169.7)	(79.3)	12.7	(265.2)
Special items, net	—	(17.9)	(275.6)	—	(293.5)
Equity income (loss) in subsidiaries	96.6	(294.3)	73.1	124.6	—
Equity income in MillerCoors	—	135.3	—	—	135.3
Operating income (loss)	72.6	(30.5)	(158.6)	124.6	8.1
Interest income (expense), net	(16.1)	56.7	(67.4)	—	(26.8)
Other income (expense), net	(0.1)	3.2	0.6	—	3.7
Income (loss) from continuing operations before income taxes	56.4	29.4	(225.4)	124.6	(15.0)
Income tax benefit (expense)	(39.8)	66.2	0.9	—	27.3
Net income (loss) from continuing operations	16.6	95.6	(224.5)	124.6	12.3
Income (loss) from discontinued operations, net of tax	—	—	2.9	—	2.9
Net income (loss) including noncontrolling interests	16.6	95.6	(221.6)	124.6	15.2
Net (income) loss attributable to noncontrolling interests	—	—	1.4	—	1.4
Net income (loss) attributable to MCBC	$16.6	$95.6	$(220.2)	$124.6	$16.6
Comprehensive income (loss) attributable to MCBC	$(239.4)	$(134.2)	$(286.1)	$420.3	$(239.4)

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$15.9	$3,016.3	$937.2	$(78.9)	$3,890.5
Excise taxes	—	(959.7)	(207.7)	—	(1,167.4)
Net sales	15.9	2,056.6	729.5	(78.9)	2,723.1
Cost of goods sold	—	(1,238.6)	(426.3)	44.3	(1,620.6)
Gross profit	15.9	818.0	303.2	(34.6)	1,102.5
Marketing, general and administrative expenses	(87.3)	(499.2)	(237.2)	34.6	(789.1)
Special items, net	—	(26.9)	(308.9)	—	(335.8)
Equity income (loss) in subsidiaries	384.8	(454.4)	257.2	(187.6)	—
Equity income in MillerCoors	—	470.1	—	—	470.1
Operating income (loss)	313.4	307.6	14.3	(187.6)	447.7
Interest income (expense), net	(49.2)	176.8	(214.2)	—	(86.6)
Other income (expense), net	(1.1)	4.5	4.0	—	7.4
Income (loss) from continuing operations before income taxes	263.1	488.9	(195.9)	(187.6)	368.5
Income tax benefit (expense)	63.6	(105.9)	(1.6)	—	(43.9)
Net income (loss) from continuing operations	326.7	383.0	(197.5)	(187.6)	324.6
Income (loss) from discontinued operations, net of tax	—	—	4.5	—	4.5
Net income (loss) including noncontrolling interests	326.7	383.0	(193.0)	(187.6)	329.1
Net (income) loss attributable to noncontrolling interests	—	—	(2.4)	—	(2.4)
Net income (loss) attributable to MCBC	$326.7	$383.0	$(195.4)	$(187.6)	$326.7
Comprehensive income attributable to MCBC	$(332.1)	$(221.7)	$(337.6)	$559.3	$(332.1)

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2015
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$45.1	$178.8	$169.7	$—	$393.6
Accounts receivable, net	—	359.8	164.8	—	524.6
Other receivables, net	13.0	56.6	22.2	—	91.8
Total inventories	—	183.6	40.9	—	224.5
Other current assets, net	3.0	49.6	37.2	—	89.8
Deferred tax assets	2.2	0.9	30.8	(6.6)	27.3
Intercompany accounts receivable	—	3,906.9	321.0	(4,227.9)	—
Total current assets	63.3	4,736.2	786.6	(4,234.5)	1,351.6
Properties, net	32.3	985.1	597.4	—	1,614.8
Goodwill	—	1,021.0	1,025.8	—	2,046.8
Other intangibles, net	—	3,446.8	1,476.8	—	4,923.6
Investment in MillerCoors	—	2,440.7	—	—	2,440.7
Net investment in and advances to subsidiaries	12,500.8	4,013.5	5,429.4	(21,943.7)	—
Deferred tax assets	11.9	14.1	0.2	12.3	38.5
Other assets, net	33.7	154.0	41.6	—	229.3
Total assets	$12,642.0	$16,811.4	$9,357.8	$(26,165.9)	$12,645.3
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$65.7	$762.2	$368.3	$—	$1,196.2
Deferred tax liabilities	—	171.4	—	(6.6)	164.8
Current portion of long-term debt and short-term borrowings	10.0	—	38.2	—	48.2
Discontinued operations	—	—	4.1	—	4.1
Intercompany accounts payable	3,396.8	368.6	462.5	(4,227.9)	—
Total current liabilities	3,472.5	1,302.2	873.1	(4,234.5)	1,413.3
Long-term debt	1,907.9	1,046.0	—	—	2,953.9
Pension and postretirement benefits	3.2	233.8	6.0	—	243.0
Deferred tax liabilities	—	—	656.5	12.3	668.8
Other liabilities	9.2	41.9	32.1	—	83.2
Discontinued operations	—	—	10.4	—	10.4
Intercompany notes payable	—	1,299.7	5,074.2	(6,373.9)	—
Total liabilities	5,392.8	3,923.6	6,652.3	(10,596.1)	5,372.6
MCBC stockholders' equity	7,250.3	17,961.2	3,982.5	(21,943.7)	7,250.3
Intercompany notes receivable	(1.1)	(5,073.4)	(1,299.4)	6,373.9	—
Total stockholders' equity	7,249.2	12,887.8	2,683.1	(15,569.8)	7,250.3
Noncontrolling interests	—	—	22.4	—	22.4
Total equity	7,249.2	12,887.8	2,705.5	(15,569.8)	7,272.7
Total liabilities and equity	$12,642.0	$16,811.4	$9,357.8	$(26,165.9)	$12,645.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2014
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$40.9	$470.7	$113.0	$—	$624.6
Accounts receivable, net	2.3	391.0	134.4	—	527.7
Other receivables, net	17.4	50.3	26.3	—	94.0
Total inventories	—	170.1	32.1	—	202.2
Other current assets, net	5.6	55.0	40.8	—	101.4
Deferred tax assets	2.2	—	31.6	(6.6)	27.2
Intercompany accounts receivable	—	3,313.0	251.8	(3,564.8)	—
Total current assets	68.4	4,450.1	630.0	(3,571.4)	1,577.1
Properties, net	26.9	1,161.4	609.7	—	1,798.0
Goodwill	—	1,085.2	1,106.4	—	2,191.6
Other intangibles, net	—	3,883.9	1,871.9	—	5,755.8
Investment in MillerCoors	—	2,388.6	—	—	2,388.6
Net investment in and advances to subsidiaries	12,582.8	3,618.6	5,998.2	(22,199.6)	—
Deferred tax assets	21.3	23.4	1.2	12.3	58.2
Other assets, net	17.8	143.6	49.4	—	210.8
Total assets	$12,717.2	$16,754.8	$10,266.8	$(25,758.7)	$13,980.1
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$61.9	$903.3	$339.8	$—	$1,305.0
Deferred tax liabilities	—	171.4	—	(6.6)	164.8
Current portion of long-term debt and short-term borrowings	—	773.9	75.1	—	849.0
Discontinued operations	—	—	6.1	—	6.1
Intercompany accounts payable	2,881.1	312.8	370.9	(3,564.8)	—
Total current liabilities	2,943.0	2,161.4	791.9	(3,571.4)	2,324.9
Long-term debt	1,892.6	428.7	—	—	2,321.3
Pension and postretirement benefits	2.9	534.0	6.0	—	542.9
Deferred tax liabilities	—	—	772.0	12.3	784.3
Other liabilities	16.6	45.8	42.7	—	105.1
Discontinued operations	—	—	15.5	—	15.5
Intercompany notes payable	—	1,211.9	5,669.5	(6,881.4)	—
Total liabilities	4,855.1	4,381.8	7,297.6	(10,440.5)	6,094.0
MCBC stockholders' equity	7,863.3	18,041.3	4,158.3	(22,199.6)	7,863.3
Intercompany notes receivable	(1.2)	(5,668.3)	(1,211.9)	6,881.4	—
Total stockholders' equity	7,862.1	12,373.0	2,946.4	(15,318.2)	7,863.3
Noncontrolling interests	—	—	22.8	—	22.8
Total equity	7,862.1	12,373.0	2,969.2	(15,318.2)	7,886.1
Total liabilities and equity	$12,717.2	$16,754.8	$10,266.8	$(25,758.7)	$13,980.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$324.0	$178.3	$226.7	$(267.5)	$461.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(8.7)	(117.3)	(82.3)	—	(208.3)
Proceeds from sales of properties and other assets	—	3.2	5.6	—	8.8
Acquisition of businesses, net of cash acquired	—	(46.4)	(44.8)	—	(91.2)
Proceeds from sale of business	—	8.7	—	—	8.7
Investment in MillerCoors	—	(1,144.5)	—	—	(1,144.5)
Return of capital from MillerCoors	—	1,088.2	—	—	1,088.2
Loan repayments	—	6.5	19.6	—	26.1
Loan advances	—	(7.1)	(22.8)	—	(29.9)
Other	—	(4.1)	0.8	—	(3.3)
Net intercompany investing activity	(56.3)	(186.5)	(167.2)	410.0	—
Net cash provided by (used in) investing activities	(65.0)	(399.3)	(291.1)	410.0	(345.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	31.2	—	—	—	31.2
Excess tax benefits from share-based compensation	8.5	—	—	—	8.5
Dividends paid	(203.8)	(267.5)	(24.3)	267.5	(228.1)
Payments for purchases of treasury stock	(100.1)	—	—	—	(100.1)
Proceeds on long-term borrowings	—	679.9	—	—	679.9
Payments on long-term debt	—	(676.4)	—	—	(676.4)
Proceeds from short-term borrowings	—	—	33.1	—	33.1
Payments on short-term borrowings	—	—	(19.7)	—	(19.7)
Net proceeds from (payments on) revolving credit facilities and commercial paper	10.0	—	7.1	—	17.1
Change in overdraft balances and other	(0.6)	(2.4)	(52.6)	—	(55.6)
Net intercompany financing activity	—	223.5	186.5	(410.0)	—
Net cash provided by (used in) financing activities	(254.8)	(42.9)	130.1	(142.5)	(310.1)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	4.2	(263.9)	65.7	—	(194.0)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(28.0)	(9.0)	—	(37.0)
Balance at beginning of year	40.9	470.7	113.0	—	624.6
Balance at end of period	$45.1	$178.8	$169.7	$—	$393.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$365.4	$560.4	$194.8	$(62.2)	$1,058.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(8.2)	(103.9)	(83.7)	—	(195.8)
Proceeds from sales of properties and other assets	—	3.8	2.2	—	6.0
Investment in MillerCoors	—	(1,100.4)	—	—	(1,100.4)
Return of capital from MillerCoors	—	1,053.9	—	—	1,053.9
Investment in and advances to an unconsolidated affiliate	—	—	5.9	—	5.9
Loan repayments	—	7.1	—	—	7.1
Loan advances	—	(6.7)	(7.9)	—	(14.6)
Net intercompany investing activity	(39.2)	90.3	137.2	(188.3)	—
Net cash provided by (used in) investing activities	(47.4)	(55.9)	53.7	(188.3)	(237.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	38.5	—	—	—	38.5
Excess tax benefits from share-based compensation	6.6	—	—	—	6.6
Dividends paid	(181.4)	(24.0)	(61.9)	62.2	(205.1)
Payments on long-term debt	—	(61.4)	(0.2)	—	(61.6)
Proceeds from short-term borrowings	—	—	35.5	—	35.5
Payments on short-term borrowings	—	—	(23.3)	—	(23.3)
Payments on settlement of derivative instruments	—	(65.2)	—	—	(65.2)
Net proceeds from (payments on) revolving credit facilities and commercial paper	(218.3)	—	(132.2)	—	(350.5)
Change in overdraft balances and other	(2.6)	(0.5)	115.0	—	111.9
Net intercompany financing activity	—	(98.0)	(90.3)	188.3	—
Net cash provided by (used in) financing activities	(357.2)	(249.1)	(157.4)	250.5	(513.2)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(39.2)	255.4	91.1	—	307.3
Effect of foreign exchange rate changes on cash and cash equivalents	—	(16.7)	(10.8)	—	(27.5)
Balance at beginning of year	90.6	248.7	103.0	—	442.3
Balance at end of period	$51.4	$487.4	$183.3	$—	$722.1

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
Third Quarter 2015 Financial Highlights:
During the third quarter of 2015, we recognized net income from continuing operations attributable to MCBC of $13.7 million, or $0.07 per diluted share, representing an increase of $49.4 million, or 138.4%, versus the prior year. This increase is primarily due lower special items recorded in the third quarter of 2015 compared to 2014, primarily related to lower indefinite-lived intangible asset brand impairment charges in Europe. This increase is also driven by an income tax benefit recorded in the third quarter 2015 versus an income tax expense in the third quarter 2014, and is partially offset by unfavorable foreign currency movements. Additionally, underlying after-tax income decreased 4.3%, to $259.9 million, or $1.40 per diluted share, primarily due to unfavorable foreign currency movements, increased brand investment and the termination of major business contracts as discussed below.
Net sales decreased 12.9% in the third quarter of 2015 versus prior year; however, excluding the impact of foreign currency movements, net sales increased by 0.7%, driven by higher volume, partially offset by the impact of contract losses as discussed below. Worldwide beer volume increased 0.7% and underlying EBITDA decreased by 10.4% in the third quarter of 2015 compared to the prior year, primarily due to unfavorable foreign currency impacts. Additionally, we generated $476.8 million in underlying free cash flow during the nine months ended September 30, 2015, which represents a decrease in cash generated of $289.3 million from the prior year, driven primarily by lower underlying net income, adjusted for non-cash add-backs, as well as a decreased benefit from working capital changes, including higher cash paid for taxes, and unfavorable foreign currency movements. During the third quarter of 2015, we continued to focus on building our brand strength, transforming our portfolio toward the above premium segment and improving commercial execution. Further, we continued to focus on generating higher returns on our invested capital, managing our working capital and delivering a greater return on investment for our shareholders.
Regional financial highlights:

•
In our Canada segment, income from continuing operations before income taxes of $91.8 million and underlying pretax income of $107.5 million decreased by 24.4% and 18.9%, respectively, in the third quarter of 2015 versus the prior year. Both income from continuing operations before income taxes and underlying pretax income were significantly impacted by unfavorable foreign currency movements, as well as lower volumes, including the impact of terminating our license agreement with Miller Brewery Company ("Miller") in Canada during the first quarter of 2015. Excluding the impact of unfavorable foreign currency movements, underlying pretax income decreased 5.4% in the third quarter of 2015 versus prior year, driven by the termination of the Miller license agreement.

•
In our U.S. segment, equity income in MillerCoors decreased 14.9% to $135.3 million and underlying equity income in MillerCoors decreased 7.5% to $147.1 million in the third quarter of 2015 compared to the prior year, primarily due to lower volume and increased marketing and technology investment, partially offset by positive net pricing and sales mix, supply chain cost savings and lower brewing, packaging material and fuel costs. The decrease in equity income in MillerCoors in the third quarter of 2015 compared to prior year, was also impacted by special charges related to the planned closure of the Eden, North Carolina, brewery.

•
Our Europe segment reported loss from continuing operations before income taxes of $183.2 million in the third quarter of 2015, compared to $255.1 million in the prior year, primarily driven by lower indefinite-lived intangible asset brand impairment charges. The segment reported underlying pretax income of $94.6 million which is a slight decrease from $101.4 million in the prior year mainly driven by unfavorable foreign currency impacts. Excluding the impact of unfavorable foreign currency movements, underlying pretax income increased by 7.1% driven by higher sales volume, positive pricing and lower costs, partially offset by the impacts related to the termination of the Modelo distribution and Heineken contract brewing arrangements in the U.K and the release of a reserve a year ago following the favorable resolution of a regulatory matter.

•
Our MCI segment reported both loss from continuing operations before income taxes and underlying pretax loss of $2.1 million in the third quarter of 2015, compared to $2.7 million in the prior year due to higher overall volume and lower marketing costs, slightly offset by unfavorable foreign currency impacts.

See "Results of Operations" below for further analysis of our segment results.
Core brand highlights:

•
Volume for Carling, the number one beer brand in the U.K. and the largest brand in our Europe segment, declined by 2.7% during the third quarter of 2015, driven by competitive challenges resulting from the continued growth in the premium and craft segments.

•
Coors Light global volume (including our proportionate percentage of MillerCoors' Coors Light volumes) increased during the third quarter of 2015 by 1.0% versus the third quarter of 2014. The overall volume increase in the third quarter was driven by higher volumes in Europe and MCI, slightly offset by lower volumes in Canada and the U.S. The declines in Canada and the U.S. are partly due to ongoing competitive pressures. We continue to implement plans to reverse the declines in Coors Light performance in Canada and the U.S. and are beginning to see improvements from recent launches of advertising campaigns and branding initiatives.

•
Molson Canadian volume in Canada decreased by 2.6% during the third quarter of 2015 versus the prior year, primarily driven by challenging economic conditions and competitive pressures in the western region.

•
Staropramen volume, including royalty volume, increased by 3.2% during the third quarter of 2015, versus the third quarter of 2014 driven by strong growth in almost all European countries, including in Czech Republic, Staropramen's primary market. This was partially offset by decreases in the international markets of Ukraine and Russia due to industry declines.

The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2015, and September 30, 2014, and provides a reconciliation of "underlying income," a non-GAAP measure, to its nearest U.S. GAAP measure. See Part I-Item 1. Financial Statements, “Condensed Consolidated Statements of Operations” for additional details of our U.S. GAAP results.

	Three Months Ended			Nine Months Ended
	September 30, 2015	September 30, 2014	% change	September 30, 2015	September 30, 2014	% change
	(In millions, except percentages and per share data)
Volume in hectoliters	8.953	8.688	3.1%	23.208	23.327	(0.5)%
Net sales	$1,017.4	$1,168.0	(12.9)%	$2,723.1	$3,172.5	(14.2)%
Net income (loss) attributable to MCBC from continuing operations	$13.7	$(35.7)	(138.4)%	$322.2	$420.3	(23.3)%
Adjustments:
Special items, net(1)	293.5	367.6	(20.2)%	335.8	317.8	5.7%
42% of MillerCoors specials items, net of tax(2)	11.8	0.1	N/M	11.8	0.6	N/M
Unrealized mark-to-market (gains) and losses(3)	5.1	(2.9)	N/M	9.2	(3.9)	N/M
Other non-core items(4)	—	—	—%	—	(11.3)	(100.0)%
Tax effect on special and non-GAAP items(5)	(64.2)	(57.6)	11.5%	(69.2)	(57.1)	21.2%
Non-GAAP: Underlying income attributable to MCBC from continuing operations, net of tax	$259.9	$271.5	(4.3)%	$609.8	$666.4	(8.5)%
Net Income attributable to MCBC per diluted share from continuing operations	$0.07	$(0.20)	(135.0)%	$1.73	$2.26	(23.5)%
Non-GAAP: Underlying net income attributable to MCBC per diluted share from continuing operations	$1.40	$1.46	(4.1)%	$3.27	$3.58	(8.7)%
N/M = Not meaningful

(1)
See Part I—Item 1. Financial Statements, Note 6, "Special Items" and Note 10, "Goodwill and Intangible Assets" of the unaudited condensed consolidated financial statements for additional information. Special items for the three and nine months ended September 30, 2015, include accelerated depreciation expense of $17.4 million and $45.8 million, respectively, related to the closure of our Alton brewery in the U.K., the closure of certain bottling lines in Canada and the restructuring of our China business. There was no accelerated depreciation recorded for the three months ended September 30, 2014. Special items for the nine months ended September 30, 2014, includes the $4.9 million write-off of the remaining carrying value of the Modelo Molson Imports L.P. ("MMI"), our former joint venture in Canada with Grupo Modelo S.A.B. de C.V. ("Modelo"), definite-lived intangible asset, recognized as accelerated amortization expense. These accelerated depreciation and amortization charges are included in our adjustments to arrive at underlying EBITDA in the table below.

(2)
MillerCoors special items for both the three and nine months ended September 30, 2015, include our proportionate share of accelerated depreciation expense of $9.2 million which is included in our adjustments to arrive at underlying EBITDA related to our investment in MillerCoors in the table below. See "Results of Operations" - "United States Segment" - "Special Items, net" below for additional information. There were no tax effects related to our share of MillerCoors special items for the three and nine months ended September 30, 2014. The flow through MCBC tax impacts of MillerCoors special items, if applicable, are presented within the tax effect on special and non-GAAP items in the above reconciliation of underlying income table.

(3)
The unrealized changes in fair value on our commodity swaps not designated in hedging relationships are recorded as cost of goods sold within our Corporate business activities. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. The amounts included for the three and nine months ended September 30, 2015, and September 30, 2014, include the unrealized mark-to-market on these commodity swaps as well as an unrealized gain of $0.5 million for the nine months ended September 30, 2014, related to foreign currency movements on the €500 million convertible note.

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

(5)
The effect of taxes on the adjustments used to arrive at underlying income, a non-GAAP measure, is calculated based on applying the estimated underlying full-year effective tax rate to actual underlying earnings, excluding special and non-core items. The effect of taxes on special and non-core items is calculated based on the statutory tax rate applicable to the item being adjusted for in the jurisdiction from which each adjustment arises. Additionally, the nine months ended September 30, 2014, include an income tax benefit of $16.2 million recognized in the first quarter of 2014 related to the release of an income tax reserve recorded in conjunction with the initial purchase accounting for the Acquisition and is related to the settlement of certain local country regulatory matters associated with pre-acquisition periods. Additionally, included in this line item is any applicable flow through MCBC tax impacts of MillerCoors special items.

The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2015, and September 30, 2014, and provides a reconciliation of "underlying EBITDA", a non-GAAP measure, to its nearest U.S. GAAP measure. See Part I-Item 1. Financial Statements, “Condensed Consolidated Statements of Operations” for additional details of our U.S. GAAP results.

	Three Months Ended			Nine Months Ended
	September 30, 2015	September 30, 2014	% change	September 30, 2015	September 30, 2014	% change
	(In millions, except percentages and per share data)
Net income attributable to MCBC from continuing operations	$13.7	$(35.7)	(138.4)%	$322.2	$420.3	(23.3)%
Add: Net income (loss) attributable to noncontrolling interests	(1.4)	1.8	(177.8)%	2.4	3.5	(31.4)%
Net income (loss) from continuing operations	$12.3	$(33.9)	(136.3)%	$324.6	$423.8	(23.4)%
Adjustments:
Add: Interest expense (income), net	26.8	31.3	(14.4)%	86.6	102.9	(15.8)%
Add: Income tax expense (benefit)	(27.3)	0.7	N/M	43.9	41.9	4.8%
Add: Depreciation and amortization	83.0	74.6	11.3%	241.9	233.0	3.8%
Adjustments included in underlying income(1)	298.6	364.7	(18.1)%	345.0	302.6	14.0%
Adjustments to arrive at underlying EBITDA(2)	(17.4)	—	N/M	(45.8)	(4.9)	N/M
Adjustments to arrive at underlying EBITDA related to our investment in MillerCoors(3)	44.2	31.8	39.0%	107.9	97.3	10.9%
Non-GAAP: Underlying EBITDA	$420.2	$469.2	(10.4)%	$1,104.1	$1,196.6	(7.7)%
N/M = Not meaningful

(1)	Includes adjustments to non-GAAP underlying income within the table above related to special and non-core items.

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

Worldwide beer volume
Worldwide beer volume (including adjacencies, such as cider) is comprised of our financial volume, royalty volume and proportionate share of equity investment STRs. Financial volume represents owned beer brands sold to unrelated external customers within our geographical markets, net of returns and allowances. Royalty beer volume consists of our brands produced and sold by third parties under various license and contract-brewing agreements. Equity investment STR brand volume represents our ownership percentage share of volume in our subsidiaries accounted for under the equity method, including MillerCoors and MMI). We finalized the termination of our MMI joint venture in the first quarter of 2014. As such, our worldwide beer volume for the nine months ended September 30, 2014, includes our percentage share of volume in MMI through the transition period ended February 28, 2014. See Part I—Item 1. Financial Statements, Note 4, "Investments" of the unaudited condensed consolidated financial statements for further discussion.

The following table highlights summarized components of our worldwide beer volume for the three and nine months ended September 30, 2015, and September 30, 2014.

	Three Months Ended			Nine Months Ended
	September 30, 2015	September 30, 2014	% change	September 30, 2015	September 30, 2014	% change
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	8.953	8.688	3.1%	23.208	23.327	(0.5)%
Royalty volume(1)	0.461	0.427	8.0%	1.280	1.191	7.5%
Owned volume	9.414	9.115	3.3%	24.488	24.518	(0.1)%
Proportionate share of equity investment STR(2)	7.141	7.320	(2.4)%	19.821	20.409	(2.9)%
Total worldwide beer volume	16.555	16.435	0.7%	44.309	44.927	(1.4)%

(1)	Includes MCI segment royalty volume that is primarily in Russia, Ukraine and Mexico, and Europe segment royalty volume in Republic of Ireland.

(2)	Reflects the addition of our proportionate share of equity method investments STR for the periods presented.
Our worldwide beer volume increased 0.7% for the three months ended September 30, 2015, due to higher volume in Europe and MCI, partially offset by lower volume in Canada and the U.S. Our worldwide beer volume decreased 1.4% for the nine months ended September 30, 2015, due to lower volume in Canada, Europe and the U.S., partially offset by higher volume in MCI.
Net Sales
The following table highlights the drivers of change in net sales for the three months ended September 30, 2015, versus September 30, 2014, by segment (in percentages) and excludes Corporate net sales revenue for our water resources and energy operations in the State of Colorado:

	Volume	Price, Product and Geography Mix	Currency	Other	Total
Consolidated	3.1%	(2.4)%	(13.6)%	—%	(12.9)%
Canada	(4.0)%	1.6%	(16.4)%	(0.1)%	(18.9)%
Europe	4.9%	(1.8)%	(11.5)%	(0.1)%	(8.5)%
MCI	16.4%	(10.6)%	(10.6)%	—%	(4.8)%
The following table highlights the drivers of change in net sales for the nine months ended September 30, 2015, versus September 30, 2014, by segment (in percentages) and excludes Corporate net sales revenue for our water resources and energy operations in the State of Colorado:

	Volume	Price, Product and Geography Mix	Currency	Other	Total
Consolidated	(0.5)%	(1.3)%	(12.4)%	—%	(14.2)%
Canada	(4.5)%	3.1%	(13.1)%	(0.2)%	(14.7)%
Europe	(0.4)%	(1.7)%	(11.9)%	(0.1)%	(14.1)%
MCI	20.8%	(20.1)%	(10.5)%	—%	(9.8)%
Income taxes
Our effective tax rates for the third quarter of 2015 and 2014 were approximately positive 182% and negative 2%, respectively. For the first nine months of 2015 and 2014, our effective tax rates were approximately positive 12% and 9%, respectively. Our effective tax rates deviate from the U.S. federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our foreign businesses, driven by lower statutory income tax rates and tax planning impacts on statutory taxable income, as well as discrete items. The change in the effective tax rate for the third quarter of 2015 versus 2014, was primarily due to a lower pretax loss in 2015 driven by the brand impairment charges in Europe, and higher net discrete and other tax benefits recognized in 2015. Our total net discrete tax benefit was $14.3 million in the third quarter of 2015, versus an $8.2 million net discrete tax benefit recognized in the third quarter of 2014. The net discrete tax benefit recognized in the third quarter of 2015 was driven by the release of unrecognized tax benefits, primarily resulting from the expiration of certain statutes of limitations. This activity includes the release of the remaining $8.1 million unrecognized tax benefit that was established during the second quarter of 2014, as well as the release of other unrecognized tax benefits in domestic and foreign jurisdictions. The net discrete tax benefits recognized in the third quarter of 2014 was also primarily driven by the release of unrecognized tax benefits. The increase in the effective tax rate during the first nine months of 2015 versus 2014 was primarily due to a lower net discrete tax benefit recognized in 2015, as well as lower pretax income. Our underlying effective tax rate, a non-GAAP measure, was lower for the third quarter of 2015, due to an increase in net discrete and other tax benefits recognized in 2015 as discussed above. Our underlying effective tax rate increased during the first nine months of 2015 versus 2014, primarily due to a decrease in net discrete tax benefits recognized in 2015 as discussed above.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Effective tax rate	182%	(2)%	12%	9%
Adjustments:
Tax impact of special and other non-core items	(170)%	20%	4%	4%
Non-GAAP: Underlying effective tax rate	12%	18%	16%	13%
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
Results of Operations
Canada Segment

	Three Months Ended			Nine Months Ended
	September 30, 2015	September 30, 2014	% change	September 30, 2015	September 30, 2014	% change
	(In millions, except percentages)
Volume in hectoliters	2.171	2.262	(4.0)%	5.851	6.128	(4.5)%
Sales	$545.6	$668.8	(18.4)%	$1,539.2	$1,801.5	(14.6)%
Excise taxes	(134.4)	(161.6)	(16.8)%	(369.6)	(430.7)	(14.2)%
Net sales	411.2	507.2	(18.9)%	1,169.6	1,370.8	(14.7)%
Cost of goods sold	(216.8)	(266.9)	(18.8)%	(654.2)	(768.8)	(14.9)%
Gross profit	194.4	240.3	(19.1)%	515.4	602.0	(14.4)%
Marketing, general and administrative expenses	(90.6)	(108.9)	(16.8)%	(270.7)	(316.8)	(14.6)%
Special items, net(1)	(15.7)	(11.1)	41.4%	(23.9)	41.8	(157.2)%
Operating income (loss)	88.1	120.3	(26.8)%	220.8	327.0	(32.5)%
Other income (expense), net	3.7	1.2	N/M	8.0	3.6	122.2%
Income (loss) from continuing operations before income taxes	$91.8	$121.5	(24.4)%	$228.8	$330.6	(30.8)%
Adjusting items:
Special items, net(1)	15.7	11.1	41.4%	23.9	(41.8)	(157.2)%
Non-GAAP: Underlying pretax income (loss)	$107.5	$132.6	(18.9)%	$252.7	$288.8	(12.5)%
N/M = Not meaningful

(1)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" to the unaudited condensed consolidated financial statements for detail of special items.
Significant events
During 2015, we continued our ongoing assessment of our supply chain strategies in order to align with our cost saving objectives. As part of this process, in October 2015, we entered into an agreement to sell the Vancouver brewery with the intent to use the proceeds from the sale to help fund the construction of an efficient and flexible brewery in British Columbia. The sale is anticipated to be completed in the first quarter of 2016. In conjunction with the sale, we also agreed to leaseback the existing property to continue operations on an uninterrupted basis while the new brewery is being constructed. We believe the decision to sell the brewery will help optimize the western Canada brewery network and allow for greater flexibility and future cost savings. We will begin to incur accelerated depreciation and other charges associated with the brewery sale starting during the fourth quarter of 2015. These charges will continue to be incurred on an ongoing basis until completion of the project and will be recorded as special items, along with the anticipated gain on the sale of the property. We also expect to incur significant capital expenditures associated with the construction of the new brewery, many of which will be funded with the proceeds from the sale of the Vancouver brewery.
Also as a result of the ongoing strategic review of our Canadian supply chain network and the overall shift in consumer preference toward can consumption in Canada, in the third quarter of 2015 we concluded that the bottling line in the Vancouver brewery could no longer be utilized and in the second quarter 2015 we concluded that a bottling line in our Toronto brewery could no longer be utilized. We accordingly recorded charges within special items related to the abandonment of these assets. See below "Special items, net" for further details. We will continue to evaluate our supply chain network and seek opportunities for further efficiencies and cost savings, and we therefore may incur additional restructuring related charges in the future.
In April 2014, the Ontario Premier's Advisory Council on Government Assets (the "Council") began a review that included evaluating the beer retailing and distribution system in Ontario, for which Brewers' Retail Inc. ("BRI") is the primary beer retail and distribution channel. In April 2015, as a result of this review and our negotiations with the Council, we, along with the other owners of BRI, agreed, in principle and subject to entry into definitive binding documents, to enter into a new beer framework agreement (the "New Framework") with the Province of Ontario. The associated Master Framework Agreement was subsequently executed by all parties on September 22, 2015, and is anticipated to become effective during the fourth quarter of 2015. The New Framework is designed to further enhance the overall beer retail and distribution system within Ontario, as well as provide easier access to market for small brewers. The New Framework includes the implementation of an additional Canadian Dollar ("CAD") 100 million annual tax on all beer volume sold in Ontario, which will be phased in over four years beginning November 1, 2015. Additionally, with the exception of adjustments for increases in annual inflation, the two largest brewers in Ontario will have restrictions on price increases for certain packaging types of the largest Ontario brands until the second quarter of 2017. The New Framework is also intended to increase convenience and choice available for consumers by increasing the number and types of outlets where beer is sold (including introducing beer sales to a specified number of grocery stores and standalone outlets), increasing the required level of shelf space allocated to small brewers in retail outlets, as well as allowing for incremental packaging options at the Liquor Control Board of Ontario ("LCBO") and agents of the LCBO. The New Framework also provides qualifying licensees (restaurants and bars) the ability to purchase beer at BRI retail outlets at the same price as retail consumers. Further, BRI has committed to invest CAD 100 million of capital spending through 2018, 80% of which will be directed toward enhancements to the purchasing experience for consumers. The New Framework also incorporates many of the proposed changes to the BRI ownership structure that were announced in January 2015, allowing all other Ontario brewers, regardless of size, to participate in the ownership and governance of BRI. We are still evaluating and beginning to implement actions to mitigate any adverse impacts to our Canada results due to the adoption of the New Framework. The ultimate outcome and potential impact to our Canada business remains to be fully determined. Additionally, in the fourth quarter of 2014, we became aware of a legal dispute related to BRI which could result in an adverse impact to our future results. See Part I—Item 1. Financial Statements, Note 15, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for further discussion.
In the fourth quarter of 2014, we entered into an agreement with Miller for the accelerated termination of our license agreement, effective March 2015, under which we had exclusive rights to distribute certain Miller products in Canada. As a result, beginning in the second quarter of 2015, we no longer distribute the Miller brands in Canada, which will adversely impact our volume and sales prospectively. Accordingly, we did not have any sales for the three months ended September 30, 2015, related to the license agreement. For the three months ended September 30, 2014, we recognized net sales under this agreement of $23.6 million and for the nine months ended September 30, 2015, and September 30, 2014, we recognized net sales of $11.5 million and $63.0 million, respectively.
In the first quarter of 2014, we finalized the termination of our MMI joint venture relationship in Canada. As such, our results for the nine months ended September 30, 2014, include our percentage share of the MMI results through the transition period ended February 28, 2014. See Part I—Item 1. Financial Statements, Note 4, "Investments" to the unaudited condensed consolidated financial statements for further discussion.
Foreign currency impact on results
During the three months ended September 30, 2015, the CAD depreciated versus the USD on an average basis, resulting in a decrease of $14.7 million and $17.9 million to our USD earnings before income taxes and USD underlying pretax income, respectively. During the nine months ended September 30, 2015, the CAD also depreciated versus the USD on an average basis, resulting in a decrease of $28.1 million and $32.4 million to our USD earnings before income taxes and USD underlying pretax income, respectively. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Our Canada STRs decreased 4.9% and 6.1% during the three and nine months ended September 30, 2015, respectively, primarily due to the termination of our Miller brand license agreement.
Our net sales per hectoliter increased 1.6% and 3.1% in local currency during the three and nine months ended September 30, 2015, respectively, driven by positive net pricing. The increase in net sales per hectoliter for the nine months ended September 30, 2015, was also impacted by sales mix.
Cost of goods sold
Our cost of goods sold per hectoliter in local currency increased 1.7% and 2.7% during the three and nine months ended September 30, 2015, respectively, due to input cost inflation, volume deleverage and the impact of foreign currency movements on input costs, partially offset by cost savings.
Marketing, general and administrative expenses
Our marketing, general and administrative expenses increased 0.1% in local currency for the three months ended September 30, 2015, due to higher brand investments which were partially offset by timing of certain general and administrative costs recorded in the third quarter of 2015. Our marketing, general and administrative expenses decreased 1.6% in local currency for the nine months ended September 30, 2015, due to lower amortization costs related to the Miller license agreement.
Special items, net
During the third quarter of 2015, we incurred $15.7 million of charges related to the closure of a bottling line within our Vancouver brewery, including $15.4 million of accelerated depreciation associated with this bottling line. Additionally, during the second quarter of 2015, we incurred $8.2 million of charges related to the closure of a bottling line within our Toronto brewery, including $7.9 million of accelerated depreciation associated with this bottling line. The decisions to close these bottling lines were made as part of an ongoing strategic review of our Canadian supply chain network and the overall shift in consumer preference toward can consumption in Canada.
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

United States Segment

	Three Months Ended			Nine Months Ended
	September 30, 2015	September 30, 2014	% change	September 30, 2015	September 30, 2014	% change
	(In millions, except percentages)
Volumes in hectoliters(1)	18.470	19.327	(4.4)%	54.573	56.142	(2.8)%
Sales	$2,286.8	$2,374.3	(3.7)%	$6,826.9	$6,951.3	(1.8)%
Excise taxes	(286.8)	(304.8)	(5.9)%	(849.6)	(884.7)	(4.0)%
Net sales	2,000.0	2,069.5	(3.4)%	5,977.3	6,066.6	(1.5)%
Cost of goods sold	(1,173.9)	(1,237.7)	(5.2)%	(3,490.6)	(3,614.2)	(3.4)%
Gross profit	826.1	831.8	(0.7)%	2,486.7	2,452.4	1.4%
Marketing, general and administrative expenses	(475.1)	(449.7)	5.6%	(1,333.0)	(1,321.8)	0.8%
Special items, net	(28.0)	(0.2)	N/M	(28.0)	(1.4)	N/M
Operating income	323.0	381.9	(15.4)%	1,125.7	1,129.2	(0.3)%
Interest income (expense), net	(0.3)	(0.4)	(25.0)%	(1.0)	(1.0)	—%
Other income (expense), net	0.2	1.1	(81.8)%	4.6	4.3	7.0%
Income (loss) from continuing operations before income taxes	322.9	382.6	(15.6)%	1,129.3	1,132.5	(0.3)%
Income tax expense	(1.1)	(1.3)	(15.4)%	(3.8)	(4.6)	(17.4)%
Net income (loss) from continuing operations	321.8	381.3	(15.6)%	1,125.5	1,127.9	(0.2)%
Net (income) loss attributable to noncontrolling interests	(5.3)	(4.8)	10.4%	(17.2)	(15.0)	14.7%
Net income (loss) attributable to MillerCoors	$316.5	$376.5	(15.9)%	$1,108.3	$1,112.9	(0.4)%
Adjusting items:
Special items, net of tax	27.9	0.2	N/M	27.9	1.4	N/M
Non-GAAP: Underlying net income attributable to MillerCoors	$344.4	$376.7	(8.6)%	$1,136.2	$1,114.3	2.0%
N/M = Not meaningful

(1)	Includes contract brewing and company-owned distributor sales, which are excluded from our worldwide beer volume calculation.

The following represents our proportionate share in net income attributable to MillerCoors reported under the equity method:

	Three Months Ended			Nine Months Ended
	September 30, 2015	September 30, 2014	% change	September 30, 2015	September 30, 2014	% change
	(In millions, except percentages)
Net income attributable to MillerCoors	$316.5	$376.5	(15.9)%	$1,108.3	$1,112.9	(0.4)%
MCBC economic interest	42%	42%		42%	42%
MCBC proportionate share of MillerCoors net income(1)	$132.9	$158.1	(15.9)%	$465.5	$467.4	(0.4)%
Amortization of the difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(2)	1.0	1.2	(16.7)%	3.4	3.5	(2.9)%
Share-based compensation adjustment(1)(2)	1.4	(0.4)	N/M	1.2	0.9	33.3%
Equity income in MillerCoors	$135.3	$158.9	(14.9)%	$470.1	$471.8	(0.4)%
Adjusting items:
MCBC proportionate share of MillerCoors special items, net of tax	11.8	0.1	N/M	11.8	0.6	N/M
Non-GAAP: Underlying equity income in MillerCoors	$147.1	$159.0	(7.5)%	$481.9	$472.4	2.0%
N/M = Not meaningful

(1)	The sum of the quarterly proportionate share of MillerCoors net income and share-based compensation adjustment amounts may not agree to the year-to-date amounts due to rounding.

(2)	See Part I—Item 1. Financial Statements, Note 4, "Investments" to the unaudited condensed consolidated financial statements for a detailed discussion of these equity method adjustments.
Significant events
During the third quarter of 2015, MillerCoors announced plans to close its brewery in Eden, North Carolina, in an effort to optimize the brewery footprint and streamline operations for greater efficiency. Products currently produced in Eden will be transitioned to other breweries in the MillerCoors network, and the Eden brewery is anticipated to be closed in September 2016. As a result of the announcement of the planned brewery closure, MillerCoors recognized $28.0 million of charges during the third quarter of 2015. These charges were primarily related to accelerated depreciation of brewery assets and were recorded as special items. MillerCoors will continue to incur accelerated depreciation and other restructuring related charges during each reporting period through the closure of the brewery, which will also be recorded as special items. Additionally, during the third quarter of 2015, MillerCoors announced the acquisition of Saint Archer Brewing Company, a craft brewery, which closed in the fourth quarter 2015.
Volume and net sales
MillerCoors domestic STRs for the three and nine months ended September 30, 2015, declined 2.5% and 2.8%, respectively. Domestic STWs for the three and nine months ended September 30, 2015, decreased 4.6% and 2.9%, respectively.
Domestic net sales per hectoliter, which excludes contract brewing and company-owned distributor sales, increased 1.2% and 1.5% for the three and nine months ended September 30, 2015, respectively, due to favorable net pricing and positive sales mix. Total net sales per hectoliter, including contract brewing and company-owned distributor sales, increased 1.1% and 1.4% for the three and nine months ended September 30, 2015, respectively. Contract brewing volumes decreased 3.5% and 2.0% for the three and nine months ended September 30, 2015, respectively.

Cost of goods sold
Cost of goods sold per hectoliter decreased 0.8% and 0.6% for the three and nine months ended September 30, 2015, respectively, driven by lower aluminum pricing, lower malt and corn input costs, reduced fuel expense and supply chain costs savings, partially offset by brewery and freight inflation and lower fixed-cost absorption due to lower volumes.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 5.6% and 0.8% for the three and nine months ended September 30, 2015. The increase for the three months ended September 30, 2015, was driven by brand investments, employee related benefits, and higher technology costs. The increase for the nine months ended September 30, 2015, was driven by higher brand related costs, partially offset by lower general and administrative costs..
Special items, net
During the third quarter of 2015, MillerCoors recognized $21.8 million of accelerated depreciation charges and $6.2 million of severance and other charges resulting from the planned closure of the Eden brewery.
Other information
MillerCoors recognized $99.9 million and $76.6 million of depreciation and amortization during the three months ended September 30, 2015, and September 30, 2014, respectively, and $254.0 million and $233.1 million during the nine months ended September 30, 2015, and September 30, 2014, respectively. The charges incurred for the three and nine months ended September 30, 2015 include the accelerated depreciation related to the planned closure of the Eden brewery discussed above.
MillerCoors delivered incremental cost savings of approximately $62 million in the nine months ended September 30, 2015, primarily related to procurement savings and brewery efficiencies. We benefit from 42% of the MillerCoors cost savings due to our proportionate equity investment in MillerCoors.
MillerCoors distributes its excess cash to its owners, SABMiller and MCBC, on a 58%/42% basis, respectively. As of September 30, 2015, and December 31, 2014, MillerCoors had cash of $13.6 million and $9.3 million, respectively. As of both September 30, 2015, and December 31, 2014, MillerCoors total debt was $1.7 million. There are no restrictions from external sources on its ability to make cash distributions to its owners.
MillerCoors contributed $109.2 million to its defined benefit pension plans during the nine months ended September 30, 2015. For 2015, MillerCoors' contributions to its defined benefit pension plans are expected to be approximately $110 million (our 42% share is approximately $46 million), which are not included in our contractual cash obligations.

Europe Segment

	Three Months Ended			Nine Months Ended
	September 30, 2015	September 30, 2014	% change	September 30, 2015	September 30, 2014	% change
	(In millions, except percentages)
Volume in hectoliters(1)	6.372	6.077	4.9%	16.165	16.223	(0.4)%
Sales(1)	$859.5	$932.3	(7.8)%	$2,220.6	$2,574.5	(13.7)%
Excise taxes	(293.5)	(313.6)	(6.4)%	(771.9)	(888.8)	(13.2)%
Net sales(1)	566.0	618.7	(8.5)%	1,448.7	1,685.7	(14.1)%
Cost of goods sold	(338.8)	(377.6)	(10.3)%	(886.6)	(1,037.1)	(14.5)%
Gross profit	227.2	241.1	(5.8)%	562.1	648.6	(13.3)%
Marketing, general and administrative expenses	(133.5)	(139.2)	(4.1)%	(396.9)	(435.0)	(8.8)%
Special items, net(2)	(277.8)	(356.5)	(22.1)%	(305.5)	(359.3)	(15.0)%
Operating income (loss)	(184.1)	(254.6)	(27.7)%	(140.3)	(145.7)	(3.7)%
Interest income(3)	1.0	1.1	(9.1)%	3.0	3.4	(11.8)%
Other income (expense), net	(0.1)	(1.6)	(93.8)%	(1.0)	(1.3)	(23.1)%
Income (loss) from continuing operations before income taxes	$(183.2)	$(255.1)	(28.2)%	$(138.3)	$(143.6)	(3.7)%
Adjusting items:
Special items, net(2)	277.8	356.5	(22.1)%	305.5	359.3	(15.0)%
Other non-core items	—	—	—%	—	(11.3)	(100.0)%
Non-GAAP: Underlying pretax income (loss)	$94.6	$101.4	(6.7)%	$167.2	$204.4	(18.2)%

(1)
Gross segment sales include intercompany sales to MCI consisting of $1.4 million of net sales and 0.016 million hectoliters and $3.6 million of net sales and 0.043 million hectoliters for the three and nine months ended September 30, 2015, respectively. Gross segment sales include intercompany sales to MCI consisting of $1.5 million of net sales and 0.017 million hectoliters and $4.2 million of net sales and 0.046 million hectoliters for the three and nine months ended September 30, 2014, respectively. The offset is included within MCI cost of goods sold. These amounts are eliminated in the consolidated totals.

(2)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" to the unaudited condensed consolidated financial statements for detail of special items.

(3)	Interest income is earned on trade loans to on-premise customers exclusively in the U.K. and is typically driven by note receivable balances outstanding from period to period.
Significant events
During 2015, we continued our ongoing assessment of our European supply chain strategies in order to align with our cost saving objectives. As part of this continued strategic review of our European supply chain network, in the fourth quarter of 2015, management has made a proposal and entered into a consultation process to close our Burton South Brewery in the U.K. and consolidate production within our recently modernized Burton North brewery. As a result of management's proposal, we will incur additional charges beginning in the fourth quarter of 2015 and through completion of the closure, which we anticipate will be recorded within special items. We will continue to evaluate our supply chain network and seek opportunities for further efficiencies and cost savings, and we therefore may incur additional restructuring related charges in the future.
In the third quarter of 2015, we purchased the Rekorderlig cider brand distribution rights in the U.K. and Ireland and also sold our U.K. malting facility. In the second quarter of 2015, we closed a brewery in the U.K. and terminated our distribution agreement with Carlsberg whereby it held the exclusive distribution rights for the Staropramen brand in the U.K. which will give us the exclusive distribution rights for the Staropramen brand in the U.K. by the end of 2015. These transactions play a key role in transforming our portfolio, give us high-potential to grow our business in key markets and mitigate the impact of contract losses related to the distribution of the Modelo brands in the U.K. which expired as of December 31, 2014, and the termination of our contract brewing arrangement with Heineken in the U.K. which became effective at the end of April 2015. Additionally, during the first quarter of 2015 and fourth quarter of 2014, we received assessments from a local country regulatory authority in Europe. While we intend to vigorously challenge the validity of the assessments and defend our position, if the assessments, as issued, are ultimately upheld, they could materially affect our results of operations. See Part I-Item 1. Financial Statements, Note 15, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for further discussion. Further, in the third quarter of 2015 and 2014 we recorded impairment charges for certain indefinite lived intangible brands primarily driven by continued macroeconomic challenges. See "Special items, net" below for more details.
Foreign currency impact on results
Our Europe segment operates in numerous countries within Europe, and each country's operations utilize distinct currencies. Foreign currency movements favorably impacted our Europe USD loss from continuing operations before income taxes by $29.9 million and unfavorably impacted USD underlying pretax income by $14.0 million for the three months ended September 30, 2015. Foreign currency movements favorably impacted our Europe USD loss from continuing operations before income taxes by $24.0 million and unfavorably impacted USD underlying pretax income by $24.9 million for the nine months ended September 30, 2015. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Europe sales volume increased 4.9% in the three months ended September 30, 2015, versus prior year, driven by growth in the majority of the countries in the region. During the nine months ended September 30, 2015, sales volume decreased by 0.4% compared to prior year, driven by the loss of the Modelo brands in 2015, as well as weak consumer demand in some of our largest markets and the decision not to pursue volume at the expense of margins.
Net sales per hectoliter decreased in local currency by 1.8% and 1.7% in the three and nine months ended September 30, 2015, compared to prior year, primarily driven by the loss of the Modelo brands in the U.K., lower contract brewing volume and negative geographic and channel mix.
Cost of goods sold
Cost of goods sold per hectoliter decreased 4.4% and 2.8% in local currency in the three and nine months ended September 30, 2015, versus prior year, driven by the elimination of Modelo brand costs and lower contracting brewing volume in the U.K., along with fixed-cost leverage and changes in geographic mix.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 8.3% for the three months ended September 30, 2015, in local currency, compared to prior year, driven by higher marketing investments and the release of a reserve in the third quarter of 2014 following the favorable resolution of a regulatory matter. Marketing, general and administrative expenses increased 4.9% for the nine months ended September 30, 2015, in local currency, compared to the prior year, driven by the release of a regulatory reserve in the third quarter of 2014 and an $11.3 million non-core gain recognized in the first quarter of 2014 related to the favorable resolution of an indirect-tax audit, along with severance costs which offset favorable timing of marketing investments.
Special items, net
During the third quarter of 2015, we identified impairment indicators as it pertains to indefinite-lived intangible assets related to certain European brands driven by key changes to our underlying assumptions supporting the value of the brands. Specific changes include underperformance through the 2015 peak season driving a downward shift in management's forecasts, along with challenging macroeconomic and competitive conditions that we no longer expect to subside in the near term. As a result, we recorded an aggregate impairment charge of $275.0 million within special items in the third quarter of 2015 and reclassified the brands to definite-lived intangible assets. As of September 30, 2015, these brands have a remaining aggregate fair value of $700.2 million, which equals the carrying value, and will be amortized over useful lives ranging from 30 to 50 years. Additionally in 2014, due to the continued macroeconomic challenges and worsening of the overall European economic environment, as well as significant flooding that occurred in certain of our Central European markets in the second quarter of 2014, we recognized impairment charges during the third quarter of 2014 of $360.0 million related to the impairment of two indefinite-lived intangible brand assets in Europe resulting from our annual impairment testing process. If the macroeconomic environment continues to worsen or falls into recession, there is a risk of further impairment of certain brands in the future. See Part I-Item 1. Financial Statements, Note 10, "Goodwill and Intangible Assets" to the unaudited condensed consolidated financial statements for further discussion.

Molson Coors International Segment

	Three Months Ended			Nine Months Ended
	September 30, 2015	September 30, 2014	% change	September 30, 2015	September 30, 2014	% change
	(In millions, except percentages)
Volume in hectoliters(1)	0.426	0.366	16.4%	1.235	1.022	20.8%
Sales	$50.3	$50.2	0.2%	$133.5	$141.5	(5.7)%
Excise taxes	(9.0)	(6.8)	32.4%	(25.9)	(22.2)	16.7%
Net sales	41.3	43.4	(4.8)%	107.6	119.3	(9.8)%
Cost of goods sold(2)	(26.9)	(26.0)	3.5%	(73.8)	(74.2)	(0.5)%
Gross profit	14.4	17.4	(17.2)%	33.8	45.1	(25.1)%
Marketing, general and administrative expenses	(16.5)	(20.1)	(17.9)%	(46.7)	(54.5)	(14.3)%
Special items, net(3)	—	—	—%	(6.4)	—	N/M
Operating income (loss)	(2.1)	(2.7)	(22.2)%	(19.3)	(9.4)	105.3%
Other income (expense), net	—	—	—%	(0.4)	—	N/M
Income (loss) from continuing operations before income taxes	$(2.1)	$(2.7)	(22.2)%	$(19.7)	$(9.4)	109.6%
Adjusting items
Special items, net(3)	—	—	—%	6.4	—	N/M
Non-GAAP: Underlying pretax income (loss)	$(2.1)	$(2.7)	(22.2)%	$(13.3)	$(9.4)	41.5%
N/M = Not meaningful

(1)
Excludes royalty volume of 0.397 million hectoliters and 1.120 million hectoliters for the three and nine months ended September 30, 2015, and excludes royalty volume of 0.368 million hectoliters and 1.036 million hectoliters for the three and nine months ended September 30, 2014, respectively.

(2)
Reflects gross segment amounts and for the three months ended September 30, 2015, and September 30, 2014, includes intercompany cost of goods sold from Europe of $1.4 million and $1.5 million, respectively. The nine months ended September 30, 2015 and September 30, 2014 includes intercompany cost of goods sold from Europe of $3.6 million and $4.2 million, respectively. The offset is included within Europe net sales. These amounts are eliminated in the consolidated totals.

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
Foreign currency impact on results
Our MCI segment operates in numerous countries around the world, and each country's operations utilize distinct currencies. Foreign currency movements unfavorably impacted both MCI's USD loss before income taxes and USD underlying pretax loss by $1.2 million and $3.9 million for the three and nine months ended September 30, 2015, respectively. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.

Volume and net sales
Including royalty volumes, MCI total volume increased 12.1% and 14.4% in the three and nine months ended September 30, 2015, respectively, compared to prior year, primarily due to strong performance in our existing India business and the acquisition of Mount Shivalik, along with strong Coors Light growth in Latin America.
Net sales per hectoliter decreased 18.2% and 25.4% in the three and nine months ended September 30, 2015, respectively, compared to prior year, primarily due to foreign currency movements and sales mix changes. The decrease in the nine months ended September 30, 2015, is also driven by the recognition of price promotion expenses related to the substantial restructure of our business in China.
Cost of goods sold
Cost of goods sold per hectoliter decreased 11.1% and 17.7% in the three and nine months ended September 30, 2015, respectively, compared to prior year, primarily driven by sales mix changes and foreign currency movements.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 17.9% and 14.3% in the three and nine months ended September 30, 2015, respectively, compared to prior year, driven by lower marketing investments, primarily related to the substantial restructure of our business in China, as well as foreign currency movements.
Corporate

	Three Months Ended			Nine Months Ended
	September 30, 2015	September 30, 2014	% change	September 30, 2015	September 30, 2014	% change
	(In millions, except percentages)
Volume in hectoliters	—	—	—%	—	—	—%
Sales	$0.3	$0.2	50.0%	$0.8	$0.9	(11.1)%
Excise taxes	—	—	—%	—	—	—%
Net sales	0.3	0.2	50.0%	0.8	0.9	(11.1)%
Cost of goods sold	(4.8)	2.4	N/M	(9.6)	2.8	N/M
Gross profit	(4.5)	2.6	N/M	(8.8)	3.7	N/M
Marketing, general and administrative expenses	(24.6)	(21.4)	15.0%	(74.8)	(75.0)	(0.3)%
Special items, net(1)	—	—	—%	—	(0.3)	(100.0)%
Operating income (loss)	(29.1)	(18.8)	54.8%	(83.6)	(71.6)	16.8%
Interest expense, net	(27.8)	(32.4)	(14.2)%	(89.6)	(106.3)	(15.7)%
Other income (expense), net	0.1	(4.6)	(102.2)%	0.8	(5.8)	(113.8)%
Income (loss) from continuing operations before income taxes	$(56.8)	$(55.8)	1.8%	$(172.4)	$(183.7)	(6.2)%
Adjusting items:
Special items, net(1)	—	—	—%	—	0.3	(100.0)%
Unrealized mark-to-market (gains) and losses	5.1	(2.9)	N/M	9.2	(3.9)	N/M
Non-GAAP: Underlying pretax income (loss)	$(51.7)	$(58.7)	(11.9)%	$(163.2)	$(187.3)	(12.9)%
N/M = Not meaningful

(1)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" to the unaudited condensed consolidated financial statements for detail of special items.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased by 15.0% during the three months ended September 30, 2015, compared to prior year, due to incremental expenses incurred in the third quarter of 2015 related to our new corporate office, slightly offset by lower compensation and did not significantly change during the nine months ended September 30, 2015, compared to prior year.
Interest expense, net
Net interest expense decreased 14.2% to $27.8 million and 15.7% to $89.6 million for the three and nine months ended September 30, 2015, respectively, compared to the prior year, primarily driven by lower interest expense recorded on our $300 million 2.0% notes due 2017 ("$300 million notes") and our $500 million 3.5% notes due 2022 ("$500 million notes") as a result of our interest rate swap hedges on these notes. Interest expense also decreased as a result of favorable foreign exchange movements on foreign denominated debt.
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
A significant portion of our cash flows from operating activities are generated outside the U.S. in currencies other than USD. As of September 30, 2015, approximately 89% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but under current law would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We accrue for U.S. federal and state tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue for U.S. federal and state tax consequences. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. These financing arrangements, along with the distributions received from MillerCoors, are sufficient to fund our current cash needs in the U.S.
Net Working Capital
As of September 30, 2015, December 31, 2014, and September 30, 2014, we had debt-free net working capital of negative $13.5 million, positive $101.2 million and positive $298.7 million, respectively. Short-term borrowings and the current portion of long-term debt are excluded from net working capital, as they are not reflective of the ongoing operational requirements of the business. The levels of working capital required to run our business fluctuate with the seasonality in our business. Our working capital is also sensitive to foreign exchange rates, as a significant portion of our current assets and current liabilities are denominated in either CAD or our European operating currencies such as, but not limited to, Euro, British Pound, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu, Bulgarian Lev and Hungarian Forint, while financial results are reported in USD. Below is a table outlining our current and historical net working capital levels:

	As of
	September 30, 2015	December 31, 2014(1)	September 30, 2014(1)
	(In millions)
Current assets	$1,351.6	$1,577.1	$1,809.8
Less: Current liabilities	(1,413.3)	(2,324.9)	(2,619.3)
Add: Current portion of long-term debt and short-term borrowings	48.2	849.0	1,108.2
Net working capital	$(13.5)	$101.2	$298.7

(1)
Amounts have been adjusted to reflect the adoption of the authoritative guidance requiring debt issuance costs to be presented as a direct reduction from the carrying value of the related debt. See Note 2, "New Accounting Pronouncements" for further discussion.

The decrease in net working capital from December 31, 2014, to September 30, 2015, and from September 30, 2014, to September 30, 2015, is primarily related to an overall decrease in cash balances due to additional cash used in the current year to pay our discretionary cash contribution of $227.1 million made to our U.K. pension plan, to repurchase shares of our Class B common stock, and to acquire Mount Shivalik in India and the Rekorderlig distribution rights in the U.K. The decrease in net working capital from December 31, 2014, to September 30, 2015, is partially offset by a decrease in accounts payable and other accrued liabilities due to timing of purchases.
Cash Flows
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. "Risk Factors" in our Annual Report.
Cash Flows from Operating Activities
Net cash provided by operating activities was $461.5 million for the nine months ended September 30, 2015, compared to $1,058.4 million for the nine months ended September 30, 2014. This decrease in cash flows was driven by higher cash paid for pension contributions, including a $227.1 million discretionary payment to our U.K. pension plan, higher cash paid for taxes, as well as lower net income, adjusted for non-cash add-backs.
Cash Flows from Investing Activities
Net cash used in investing activities of $345.4 million for the nine months ended September 30, 2015, increased by $107.5 million compared to the nine months ended September 30, 2014, driven primarily by the cash paid for the acquisition of Mount Shivalik in India and the Rekorderlig distribution rights in the U.K.
Cash Flows from Financing Activities
Net cash used in financing activities was $310.1 million for the nine months ended September 30, 2015, compared to $513.2 million for the nine months ended September 30, 2014.

•
Net proceeds from our revolving credit facilities and commercial paper were $17.1 million during the nine months ended September 30, 2015, versus net repayments of $350.5 million during the nine months ended September 30, 2014. Cash used by changes in overdraft balances and other was $55.6 million during the nine months ended September 30, 2015, compared to cash provided of $111.9 million during the nine months ended September 30, 2014.

•	Additionally, during the nine months ended September 30, 2015, we paid approximately $100 million to repurchase shares of our Class B common stock.

•
During the nine months ended September 30, 2014, we paid $61.4 million (€44.9 million) related to amounts previously withheld on the €500 million convertible note and settled the remaining cross currency swap for $65.2 million, which were extended and designated as a net investment hedge in the fourth quarter of 2011.

•
As noted below, our CAD 900 million 5.0% notes due 2015 were repaid during the third quarter of 2015 using the proceeds from the issuance of the CAD 500 million 2.75% notes due 2020 and CAD 400 million 2.25% notes due 2018 and thus, there is not a significant net cash impact from this transaction.

Underlying Free Cash Flow
For the nine months ended September 30, 2015, we generated $476.8 million of underlying free cash flow, which represents a decrease in cash generated of $289.3 million from the nine months ended September 30, 2014, primarily driven by lower underlying net income, after considering non-cash adjustments, decreased benefit from working capital changes, including higher cash paid for taxes, as well as unfavorable foreign currency movements.

The following table provides a reconciliation of Underlying Free Cash Flow to the nearest U.S. GAAP measure (net cash provided by operating activities):

		Nine Months Ended
		September 30, 2015	September 30, 2014
		(In millions)
U.S. GAAP:	Net Cash Provided by (Used In) Operating Activities	$461.5	$1,058.4
Less:	Additions to properties(1)	(208.3)	(195.8)
Less:	Investment in MillerCoors(1)	(1,144.5)	(1,100.4)
Add:	Return of capital from MillerCoors(1)	1,088.2	1,053.9
Add/(Less):	Cash impact of special items(2)	19.9	(55.4)
Add:	Discretionary pension contribution(3)	227.1	—
Add:	Settlement of forward starting interest rate swaps(4)	29.5	—
Add:	MillerCoors investments in businesses(5)	3.4	1.3
Add:	MillerCoors cash impact of special items(5)	—	4.1
Non-GAAP:	Underlying Free Cash Flow	$476.8	$766.1

(1)	Included in net cash used in investing activities.

(2)
Included in net cash provided by (used in) operating activities and primarily reflects termination fees received and paid, as well as costs paid for the Alton brewery closure and restructuring activities.

(3)	Discretionary cash contribution of $227.1 million made to our U.K. pension plan included in net cash provided by (used in) operating activities.

(4)
Settlement of forward starting interest rate swaps related to the issuance of our CAD 500 million 2.75% notes due September 2020, and CAD 400 million 2.25% notes due September 2018, included in net cash provided by (used in) operating activities.

(5)	Amounts represent our proportionate 42% share of the cash flow impacts.
Capital Resources
Cash and Cash Equivalents
As of September 30, 2015, we had total cash and cash equivalents of $393.6 million, compared to $624.6 million at December 31, 2014, and $722.1 million at September 30, 2014. The decrease in cash and cash equivalents at September 30, 2015, from December 31, 2014, was primarily driven by our discretionary cash contribution of $227.1 million made to our U.K. pension plan in the first quarter of 2015. Our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 90 days or less. These investments are viewed by management as low-risk investments and on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary. We also utilize cash pooling arrangements to facilitate the access to cash across our geographies.

Borrowings
The majority of our outstanding borrowings as of September 30, 2015, consisted of fixed-rate senior notes, with maturities ranging from 2017 to 2042. The CAD 900 million 5.0% notes due 2015 were repaid during the third quarter of 2015 using the proceeds from the issuance of the CAD 500 million 2.75% notes due 2020 and CAD 400 million 2.25% notes due 2018, which were both issued in September 2015 (collectively the "2015 Notes"). Beginning in the second quarter of 2014, we entered into forward starting interest rate swap agreements to manage our exposure to the volatility of the interest rates associated with future interest payments on the forecasted debt issuance. Under the agreements, we were required to early terminate these swaps at the approximate time we issued the previously forecasted debt. At the time of issuance of the 2015 Notes, the government of Canada bond rates were trading at a yield lower than that locked in by the interest rate swaps, resulting in an aggregate loss of CAD 39.2 million ($29.5 million at settlement), which was recorded in other comprehensive income. During 2014, we also entered into interest rate swaps to economically convert our fixed rate $500 million 3.5% notes due 2022 to floating rate debt. Additionally, in the first quarter of 2015, we entered into interest rate swaps with an aggregate notional amount of $300 million and a cross currency swap with a notional amount of EUR 265 million ($300 million upon execution) to economically convert our fixed rate $300 million 2.0% notes due in 2017 to floating rate, Euro denominated debt. We also hold short-term borrowings primarily related to our commercial paper program, overdrafts on our cross-border cash pool arrangement and revolving credit facilities. See Part I—Item 1. Financial Statements, Note 11, "Debt" and Note 13, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements for details of our outstanding borrowings as of September 30, 2015, and December 31, 2014, and for details of our interest rate swaps.
Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on such credit facilities if the need arises. There were no outstanding borrowings under our $750 million revolving credit facility as of September 30, 2015. We have $740.0 million available to draw on under this revolving credit facility, as the borrowing capacity is reduced by borrowings under our commercial paper program, of which we had $10.0 million outstanding as of September 30, 2015. We also have Japanese Yen ("JPY") uncommitted lines of credit, CAD and British Pound ("GBP") overdraft facilities with several banks should we need additional short-term liquidity. We also currently utilize and will further utilize our cross-border cash pool as well as our commercial paper program for liquidity needs after this revolving credit facility expires in 2019. As of September 30, 2015, we had no outstanding borrowings on this revolving credit facility.
Under the terms of some of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions. The covenants specify that our leverage ratio cannot exceed 3.5x debt to EBITDA, as defined in our credit agreement. As of September 30, 2015, and December 31, 2014, we were in compliance with all of these restrictions and have met all debt payment obligations.
Use of Cash
During the nine months ended September 30, 2015, we made contributions to our defined benefit pension plans of $246.4 million, which includes our discretionary cash contribution of $227.1 million made to our U.K. pension plan. Additionally, as we continue to evaluate opportunities to deleverage, we may consider prepayment of our debt.
In February 2015, our Board of Directors approved and authorized a new program to repurchase up to $1.0 billion of our Class A and Class B common stock with a program term of four years. Under this program, we entered into accelerated share repurchase agreements (“ASRs”) with a financial institution. During the second and third quarters of 2015, we purchased a total of 1.3 million shares of our Class B common stock under two separate ASRs for an aggregate of approximately $100 million. In early October 2015, under a separate ASR, we received Class B common stock for an up-front payment of approximately $50 million. The total number of shares ultimately delivered under this ASR, and therefore the average repurchase price paid per share, will be determined at the end of the purchase period in December 2015. See Part I—Item 1. Financial Statements, Note 9, "Earnings Per Share" to the unaudited condensed consolidated financial statements for further details and application of the ASR.
Credit Rating
Our current long-term credit ratings are BBB+/Negative Outlook, Baa2/Stable Outlook, BBB/Stable Outlook and BBB/Stable Outlook with Standard and Poor's, Moody's Investor Services, Fitch Ratings and DBRS, respectively. Similarly, our short-term credit ratings are A-2, Prime-2, F2 and R-2, respectively. A securities rating is not a recommendation to buy, sell or hold securities, and it may be revised or withdrawn at any time by the rating agency.
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

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Weighted-Average Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.30	1.11	1.25	1.10
Euro (EUR)	0.89	0.75	0.89	0.74
British Pound (GBP)	0.65	0.60	0.65	0.60
Czech Koruna (CZK)	24.36	20.69	24.44	20.25
Croatian Kuna (HRK)	6.85	5.54	6.84	5.54
Serbian Dinar (RSD)	107.24	84.60	107.40	84.58
New Romanian Leu (RON)	4.00	3.35	3.97	3.30
Bulgarian Lev (BGN)	1.75	1.47	1.75	1.45
Hungarian Forint (HUF)	281.94	233.47	278.01	226.05

	As of
	September 30, 2015	December 31, 2014
Closing Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.33	1.16
Euro (EUR)	0.89	0.83
British Pound (GBP)	0.66	0.64
Czech Koruna (CZK)	24.33	22.86
Croatian Kuna (HRK)	6.85	6.33
Serbian Dinar (RSD)	107.07	100.30
New Romanian Leu (RON)	3.95	3.70
Bulgarian Lev (BGN)	1.75	1.62
Hungarian Forint (HUF)	280.46	261.64
The exchange rates for the three and nine months ended September 30, 2015, and September 30, 2014, have been calculated based on the average of the foreign exchange rates during the relevant period and have been weighted according to the foreign denominated earnings before interest and taxes of the USD equivalent.
Capital Expenditures
We incurred $174.3 million, and have paid $208.3 million, for capital improvement projects worldwide in the nine months ended September 30, 2015, excluding capital spending by MillerCoors and other equity method joint ventures, representing a decrease of $14.9 million from the $189.2 million of capital expenditures incurred in the nine months ended September 30, 2014. We now expect to incur total capital expenditures for 2015 of approximately $275 million, based on foreign exchange rates as of September 30, 2015, excluding capital spending by MillerCoors and other equity method joint ventures. We have increased our focus on where and how we employ our planned capital expenditures, specifically strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.

Contractual Obligations and Commercial Commitments
Contractual Cash Obligations as of September 30, 2015
A summary of our consolidated contractual cash obligations as of September 30, 2015, and based on foreign exchange rates at September 30, 2015, is as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Debt obligations	$2,999.9	$48.2	$976.1	$375.6	$1,600.0
Interest payments on debt obligations	1,688.0	110.5	197.4	165.3	1,214.8
Retirement plan expenditures(1)	83.3	16.7	14.1	14.8	37.7
Operating leases	98.8	22.4	33.5	20.3	22.6
Other long-term obligations(2)	1,939.0	616.9	545.5	324.8	451.8
Total obligations	$6,809.0	$814.7	$1,766.6	$900.8	$3,326.9
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

(2)
The "other long-term obligations" line primarily includes non-cancellable purchase commitments as of September 30, 2015, that are enforceable and legally binding. The majority of the balance relates to commitments associated with our distribution agreements, long-term supply contracts with third parties to purchase raw materials, derivative payments, packaging materials and energy used in production, and advertising and promotions, including sports sponsorships.

Other commercial commitments as of September 30, 2015
Based on foreign exchange rates as of September 30, 2015, future commercial commitments are as follows:

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$44.5	$43.8	$0.7	$—	$—

Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. Additionally, during the first quarter of 2015 and the fourth quarter of 2014, we received assessments from a local country regulatory authority related to indirect tax calculations in our Europe operations. While we intend to vigorously challenge the validity of the assessments and defend our position, if the assessments, as issued, are ultimately upheld, they could materially affect our results of operations. See further discussion as described in Part I—Item 1. Financial Statements, Note 15, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for additional information.

Off-Balance Sheet Arrangements
In accordance with generally accepted accounting principles in the U.S., our operating leases are not reflected in our unaudited condensed consolidated balance sheets. Refer to Part II—Item 8 Financial Statements, Note 19, "Commitments and Contingencies" in our Annual Report for further discussion of these off-balance sheet arrangements. As of September 30, 2015, we did not have any other material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook for 2015
In the balance of the year, we continue to expect our 2015 results to be challenged by unfavorable changes in foreign currency and the termination of major business contracts. We plan to significantly increase our investments in our portfolio in the balance of the year, particularly in the U.S. and Canada. We expect these investments to negatively impact our bottom line results for the fourth quarter of 2015, but to provide benefits over the long term, as we continue to focus on delighting our consumers and our customers to ensure we are the first choice brewer in the geographies and segments where we choose to operate.
In Canada, we intend to continue to invest in our core brands and above premium, including craft, imports and flavored malt beverages. For our core brands, our new advertising campaign and increased focus on commercial execution on Coors Light are both showing early positive signs, particularly in our highest share regions. Strong creative execution and integrated supporting programs for Molson Canadian has also been positive. During the fourth quarter, we intend to continue to invest aggressively in these programs. In above premium, our portfolio is benefiting from the strong performance of the Coors Banquet, Mad Jack Apple Lager, Rickard’s Radler and Molson Canadian Cider brands, along with the Dos Equis, Tecate, Sol and Strongbow import brands. Belgian Moon is also performing well after three months in the Canada market. Finally, in April, the Ontario government announced a new framework agreement that will result in significant changes to the beer retail and distribution system in Ontario. Over the past several months, we have been in meaningful discussions with Ontario government representatives on how beer will be sold in Ontario, into the future. We will continue to work with the government and the other BRI owners to implement the agreed upon changes, once they become effective in the fourth quarter of 2015. See Part I-Item 1. Financial Statements, Note 10, "Goodwill and Intangible Assets" to the unaudited condensed consolidated financial statements for further discussion of these changes.
In the U.S., we are driving three key priorities the first of which is to transform our portfolio and rediscover volume growth. In order to accomplish this, we intend to take share and to grow our American light lagers, Coors Light and Miller Lite. As part of our holistic refresh of Coors Light, we are incorporating a contemporary visual identity across all packaging. We also have a new lead advertising agency on this brand and we are introducing national television advertising in the months ahead that emphasizes Coors Light's Rocky Mountain heritage. As part of this first priority, we are continuing to transform our portfolio by further developing above premium offerings that have the potential to build scale quickly and sustainably. Examples include the successful launches of Blue Moon White IPA and Leinenkugel’s Grapefruit Shandy this year, as well as the acquisition of Saint Archer Brewing Company and its excellent craft brands. Finally, we have begun the process of simplifying and clarifying our below premium portfolio offering. Our second key priority is to improve our commercial capability, including winning in the on-premise and increasing the relevance of our brands in this critical channel where brands are built. Our final key priority is to ensure that our cost base is competitive and fit for the future, an example includes plans to close our Eden brewery next year. Consistent with these priorities, we intend to invest significantly in our brands and information technology in the fourth quarter. We continue to expect our U.S. underlying operating margins for the year 2015 to be relatively flat versus prior year.
In Europe, we will cycle the terminated Modelo and Heineken contracts in the U.K. for the balance of this year. Additionally, as a result of reclassifying certain Europe brands to definite-lived intangible assets in the third quarter of 2015, annual amortization expense will increase by approximately $15 million, based on current foreign exchange rates. Meanwhile, in the fourth quarter of 2015, management has made a proposal and entered into a consultation process to close our Burton South Brewery in the U.K. and consolidate production within our recently modernized Burton North brewery as a part of our ongoing strategic review of our European supply chain network, in order to ensure that our supply chain capacity is aligned with the needs of our business. In some Europe markets, we continue to see consumer migration to value brands and increased competitive pricing. We will continue to invest in our core brand portfolio across Europe to ensure that these brands remain relevant and contemporary for our consumers. In the third quarter, the majority of our lead brands grew volume - including Ozujsko, Staropramen, Bergenbier and Borsodi. In the balance of this year, our Europe team will continue preparations for the full repatriation of the Staropramen brand in the U.K. starting on January 1. Additionally, we are implementing significant new initiatives to further improve the efficiency and effectiveness of our European operations and provide more resources to invest in driving top-line and bottom-line growth.

In MCI, we will continue to focus on attaining profitability in 2016 excluding the impact of foreign currency and accelerating our overall growth and expansion in new and existing markets. We will continue to drive rapid growth for Coors Light, develop Coors 1873 in Latin America, including introducing these brands to consumers in the high-potential Colombia market. We will also continue to build on Staropramen's momentum in greater Europe and augment rapid growth in our existing India business with growth from our newly acquired Mount Shivalik Breweries operation.
We expect 2015 marketing, general and administrative expense in Corporate to be approximately $110 million.
We currently anticipate approximately $260 million of cash contributions to our defined benefit pension plans in 2015, based on foreign exchange rates at September 30, 2015, which includes $246.4 million of contributions made in the first three quarters of 2015. MillerCoors, BRI and BDL contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements.
Interest
We anticipate 2015 consolidated net interest expense of approximately $110 million, based on favorable foreign exchange and interest rates at September 30, 2015.
Tax
Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled. We expect our 2015 underlying tax rate to be in the range of 14% to 16%. After 2015, we expect our underlying tax rate to be near the low end of our long-term range of 20% to 24% for the next few years, assuming no further changes in tax laws, settlement of tax audits, or adjustments to our uncertain tax positions. There are proposed or pending tax law changes in various jurisdictions in which we do business that, if enacted, may have an impact on our underlying effective tax rate.
Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first three quarters of 2015, except in connection with certain European indefinite-lived brands for which an interim impairment review was performed in the third quarter of 2015. Refer to Part I—Item 1. Financial Statements, Note 10, "Goodwill and Intangible Assets" to the unaudited condensed consolidated financial statements for discussion of the results of this interim review and 2014 annual impairment testing analysis and the related risks to our indefinite-lived intangible brand assets and goodwill amounts associated with our reporting units.
New Accounting Pronouncements Not Yet Adopted
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to new accounting requirements for the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. In August 2015, the FASB deferred the effective date of the new revenue recognition standard for all entities by one year. As a result, the requirements of the new standard are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. In conjunction with the deferral, the FASB will permit all entities to apply the new revenue recognition standard early, but not before the original effective date. The use of either a full retrospective or cumulative effect transition method is permitted. We have not yet selected a transition method and are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance. See Part I—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" to the unaudited condensed consolidated financial statements for a description of all new accounting pronouncements.
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
For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Item 1. Financial Statements, Note 13, "Derivative Instruments and Hedging Activities", to the unaudited condensed consolidated financial statements. On a rolling twelve-month basis, maturities of derivative financial instruments held on September 30, 2015, based on foreign exchange rates as of September 30, 2015, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$53.7	$17.6	$13.1	$(0.3)	$23.3
Sensitivity Analysis
Our market sensitive derivative and other financial instruments, as defined by the Securities and Exchange Commission ("SEC"), are debt, foreign currency forward contracts, interest rate swaps, cross currency swaps and commodity swaps. We monitor foreign exchange risk, interest rate risk, commodity risk, and related derivatives using a sensitivity analysis.
The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolios, with the exception of interest rate risk to our interest rate swaps in which we have applied an absolute 1% adverse change to the respective instrument's interest rate:

	As of
	September 30, 2015	December 31, 2014
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(31.2)	$(35.8)
Swaps	$(32.7)	$(5.7)
Foreign currency denominated debt	$(106.5)	$(125.6)
Interest rate risk:
Debt	$(104.3)	$(111.9)
Swaps	$(31.7)	$(2.4)
Commodity price risk:
Swaps	$(10.0)	$(20.4)
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the Quarter Ended September 30, 2015
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2015 - July 31, 2015	572,983	(1)	572,983
August 1, 2015 - August 31, 2015	—		—
September 1, 2015 - September 30, 2015	—		—
Total	572,983	$72.49	572,983	$900,000,000

(1)
In February 2015, our Board of Directors approved and authorized a new program to repurchase up to $1.0 billion of our Class A and Class B common stock with a program term of four years. Beginning in April 2015, under this program, we entered into accelerated share repurchase agreements (“ASRs”) with a financial institution. In exchange for up-front payments, the financial institution delivers shares of our common stock during the purchase periods of each ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, is determined at the end of the applicable purchase period of each ASR based on the volume weighted-average price of our common stock during that period.
During the second and third quarters of 2015, we purchased a total of 1.3 million shares of our Class B common stock under two separate ASRs for an aggregate of approximately $100 million. In early October 2015, under a separate ASR, we received Class B common stock for an up-front payment of approximately $50 million. The total number of shares ultimately delivered under this ASR, and therefore the average repurchase price paid per share, will be determined at the end of the purchase period in December 2015.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
The following are filed as a part of this Quarterly Report on Form 10-Q:
(a)   Exhibits

Exhibit Number	Document Description
4.1
Indenture, dated as of September 18, 2015, among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 18, 2015).

4.2
First Supplemental Indenture, dated as of September 18, 2015, among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on September 18, 2015).

4.3
Second Supplemental Indenture, dated as of September 18, 2015, among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on September 18, 2015).

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

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015, and September 30, 2014, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015, and September 30, 2014, (iii) the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2015, and December 31, 2014, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015, and September 30, 2014, (v) the Notes to Unaudited Condensed Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ BRIAN TABOLT
Brian Tabolt Global Controller (Chief Accounting Officer) November 5, 2015