Form 10-K
period 2015-12-31
MOLSON COORS BREWING CO
filed 2016-02-11
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______ .
Commission File Number: 1-14829
Molson Coors Brewing Company
(Exact name of registrant as specified in its charter)

DELAWARE	84-0178360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1801 California Street, Suite 4600, Denver, Colorado 1555 Notre Dame Street East, Montréal, Québec, Canada	80202 H2L 2R5
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒    NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant at the close of business on June 30, 2015, was $10,443,430,912 based upon the last sales price reported for such date on the New York Stock Exchange and the Toronto Stock Exchange. For purposes of this disclosure, shares of common and exchangeable stock held by persons holding more than 10% of the outstanding shares of stock and shares owned by officers and directors of the registrant as of June 30, 2015, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status for other purposes.
The number of shares outstanding of each of the registrant's classes of common stock, as of February 5, 2016:

Class A Common Stock—2,562,594 shares	Class B Common Stock—193,203,589 shares

           Exchangeable shares:
As of February 5, 2016, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A Exchangeable Shares—2,888,691 shares	Class B Exchangeable Shares—15,781,149 shares
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
Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement for the registrant's 2016 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2015, are incorporated by reference under Part III of this Annual Report on Form 10-K.

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements in Part II—Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and under the heading "Outlook for 2016" therein, relating to timing, benefits and expectations regarding the pending acquisition of the remaining 58% of MillerCoors and Miller brand portfolio outside of the U.S. and Puerto Rico, overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, anticipated results, anticipated synergies, expectations for funding future capital expenditures and operations, debt service capabilities, shipment levels and profitability, market share and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies," and variations of such words and similar expressions are intended to identify forward-looking statements.
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
Background
We are one of the world's largest brewers and have a diverse portfolio of owned and partner brands, including core brands Carling, Coors Light, Molson Canadian and Staropramen, as well as craft and specialty beers such as Blue Moon, Creemore Springs, Cobra and Doom Bar. With centuries of brewing heritage, we have been crafting high-quality, innovative products with the purpose of delighting the world's beer drinkers. Our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
Molson and Coors were founded in 1786 and 1873, respectively. Our commitment to producing the highest quality beers is a key part of our heritage and remains so to this day. Our brands are designed to appeal to a wide range of consumer tastes, styles and price preferences. Our largest markets are the U.S., Canada and Europe.
Coors was incorporated in June 1913 under the laws of the state of Colorado. In October 2003, Coors merged with and into Adolph Coors Company, a Delaware corporation. In February 2005, upon completion of the Merger, Adolph Coors Company (the Delaware corporation) changed its name to Molson Coors Brewing Company.
Industry Overview
The brewing industry has significantly evolved over the years, becoming an increasingly global beer market. The industry was previously founded on local presence with modest international expansion achieved through export, license and partnership arrangements. More recently, it has become increasingly complex, as the consolidation of brewers has occurred globally, resulting in fewer major global market participants. In addition to the acquisitive element of this industry consolidation, the market continues to utilize export, license and partnership arrangements; however, these are often with the same global competitors that make up the majority of the market. This industry consolidation has resulted in a small number of large global brewers representing the majority of the worldwide beer market. At the same time, smaller local brewers within certain established markets are experiencing accelerated growth as consumers increasingly place value on locally-produced, regionally-sourced products. As the beer industry continues its evolution of consolidation and diversification of its products to meet consumer demand with broadening preferences, large global brewers are uniquely positioned to leverage the scale, depth of product portfolio and industry knowledge to continue to lead the market forward.
Pending Acquisition
During 2015, Anheuser-Busch InBev SA/NV’s (“ABI”) announced it had entered into a definitive agreement to acquire SABMiller plc (“SABMiller”). The resulting transaction (“ABI/SABMiller transaction”) is expected to be finalized in the second half of 2016 subject to ABI and SABMiller shareholder approval and various global regulatory approvals. Concurrently, on November 11, 2015, we entered into a purchase agreement (the “Purchase Agreement”) with ABI to acquire, contingent upon the closing of the acquisition of SABMiller by ABI pursuant to the ABI/SABMiller transaction, all of SABMiller’s 58% economic interest and 50% voting interest in MillerCoors and all trademarks, contracts and other assets primarily related to the Miller brand portfolio outside of the U.S. and Puerto Rico for $12.0 billion in cash, subject to downward adjustment as described in the Purchase Agreement (the “Acquisition”). Following the closing of the pending Acquisition, the Company will own 100% of the outstanding equity and voting interests of MillerCoors.

Global Competitors' Market Capitalization
We evaluate ourselves in relation to other global brewers using various metrics, including overall market capitalization, volume, net sales revenue, gross margins and net profits, as well as our position within each of our core markets, with the goal to be the first choice for our consumers and customers. To provide a perspective of the relative size of the major participants in the global brewing market, the market capitalizations of our primary global competitors, based on foreign exchange rates at December 31, 2015, were as follows:

Market Capitalization
(In billions)
Anheuser-Busch InBev SA/NV ("ABI")	$201.0
SABMiller plc ("SABMiller")	$97.2
Heineken N.V. ("Heineken")	$49.3
MCBC	$17.3
Carlsberg Group ("Carlsberg")	$13.7
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
Our core brands sold in Canada include Coors Light and Molson Canadian. We also sell Belgian Moon, Carling, Carling Black Label, Coors Altitude, Coors Banquet, Creemore Springs, the Granville Island brands, Keystone, Mad Jack, Molson Canadian 67, Molson Canadian Cider, Molson Dry, Molson Export, Pilsner, the Rickard's family of brands and a number of other regional brands. Under license from Heineken, we also brew or distribute Amstel Light, Heineken, Murphy's, Newcastle Brown Ale and Strongbow cider. In January 2015, we also began selling premium import brands owned by Heineken, including Desperados, Dos Equis, Moretti, Sol and Tecate. During the fourth quarter of 2014, we entered into an agreement with Miller Brewing Company ("Miller"), a wholly owned subsidiary of SABMiller, for the accelerated termination of the Miller license agreement, effective March 2015, under which we had exclusive rights to distribute certain Miller brands in Canada. See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Goodwill and Intangible Assets" of the Notes to the Consolidated Financial Statements ("Notes"). We also have contract brewing agreements to produce for the U.S. market Asahi Select and Asahi Super Dry for Asahi Breweries, Ltd. and Labatt Blue and Labatt Blue Light for North American Breweries, Inc.
MillerCoors sells a wide variety of brands throughout the U.S. and Puerto Rico. In the formation of the MillerCoors joint venture, MCBC and SABMiller each assigned the U.S. and Puerto Rico ownership rights to its respective legacy brands to MillerCoors, but retained all ownership of these brands outside the U.S. and Puerto Rico. MillerCoors' core domestic brands are Coors Light and Miller Lite. MillerCoors also sells additional domestic beer brands including Coors Banquet, Coors Peak, Hamm’s, Keystone Light, Icehouse, Mickey’s, Miller 64, Miller Fortune, Miller Genuine Draft, Miller High Life, Milwaukee’s Best, Old English 800 and Steel Reserve. Craft and import brands are marketed and sold through Tenth and Blake Beer Company ("Tenth and Blake"). These include the Blue Moon brands, Jacob Leinenkugel Brewing Company brands and, imported under license, Grolsch, Peroni Nastro Azzurro and Pilsner Urquell. MillerCoors hard cider brands are Crispin and Smith & Forge and its flavored malt beverages include the Henry’s hard sodas and Steel Reserve Alloy Series. MillerCoors also brews or distributes under license George Killian's Irish Red and the Redd's brands, as well as certain of the Foster's and Molson brands.
Our core brands sold in Europe include Carling and Staropramen. We also sell Apatinsko, Astika, Bergenbier, Blue Moon, Borsodi, Branik, Coors Light, Jelen, Kamenitza, Niksicko, Noroc, Ostravar, Ozujsko, Sharp's Doom Bar and Worthington's, as well as a number of smaller regional ale brands in the U.K., Republic of Ireland and Central Europe. The European business has licensing agreements with various other brewers through which it also brews or distributes Beck's, Belle-Vue Kriek brands, Hoegaarden, Leffe, Lowenbrau, Löwenweisse, Spaten and Stella Artois in certain Central European countries. Starting in January 2015, we acquired the rights to distribute Corona Extra and other Modelo brands throughout the Central European countries in which we operate. In 2015, we purchased the Rekorderlig cider brand distribution rights in the U.K. and Republic of Ireland and terminated our distribution agreement with Carlsberg whereby it held the exclusive distribution rights for the

Staropramen brand in the U.K., which gave us the exclusive distribution rights for the Staropramen brand in the U.K. by the end of 2015. In the U.K., we also sell the Cobra brands through the Cobra Beer Partnership Ltd. joint venture and the Grolsch brands through a joint venture with Royal Grolsch N.V., and are the exclusive distributor for several brands including Singha. Additionally, in order to be able to provide a full line of beer and other beverages to our U.K. on-premise customers, we sell "factored" brands, which are third-party beverage brands for which we provide distribution to retail, typically on a non-exclusive basis.
Our core brands sold in our international markets as part of our MCI segment include Carling, Coors Light and Staropramen. Other brands sold in our international markets, including brands sold under export and license agreements, include Blue Moon, Cobra, Corona and Molson Canadian. We also market and sell brands unique to these international markets which include Carling Strong, Coors, Coors 1873, Coors Extra, Coors Gold, Iceberg 9000, King Cobra, Royal Brew, Thunderbolt and Zima.
Our Segments
In 2015, we operated the following segments: Canada, the U.S., Europe and MCI. A separate operating team manages each segment and each segment manufactures, markets, and sells beer and other beverage products.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 3, "Segment Reporting" of the Notes for information relating to our segments and operations, including financial and geographic information. For certain risks attendant to our operations, refer to Part I—Item 1A Risk Factors.
Canada Segment
We are Canada's second-largest brewer by volume and North America's oldest beer company. Our market share of the Canada beer market in 2015 was approximately 34%. We brew, market, sell and distribute a wide variety of beer brands nationally. Our portfolio has leading brands in all major product and price segments. Our focus and investment is on Canada core brands, primarily Coors Light and Molson Canadian, as well as other key owned brands, including Coors Banquet, Creemore Springs, Granville Island, Molson Dry, Molson Export, Pilsner and Rickard's and strategic distribution partnerships, including those with Heineken. In 2015, Coors Light had an approximate 12% market share and was the second largest selling beer brand in Canada, and Molson Canadian had an approximate 6% market share and was the third largest selling beer in Canada.
The Canada segment also includes our partnership arrangements related to the distribution of beer in Ontario, Brewers' Retail Inc. ("BRI"), and in the Western provinces, Brewers' Distributor Ltd. ("BDL"). BRI and BDL are accounted for under the equity method of accounting. The majority of ownership in BRI resides with MCC, Labatt Breweries of Canada LP (a subsidiary of ABI) and Sleeman Breweries Ltd. (a subsidiary of Sapporo International). BDL is jointly owned by MCC and Labatt Breweries of Canada LP.
Sales and Distribution
In Canada, provincial governments regulate the beer industry, particularly with regard to the pricing, mark-up, container management, sale, distribution and advertising of beer. Distribution and the retail sale of alcohol products involve a wide range and varied degree of Canadian government control through their respective provincial liquor boards. In 2015, approximately 19% of our Canada segment beer volume was sold on-premise in bars and restaurants, and the other 81% was sold off-premise in convenience stores, grocery stores, liquor stores and other retail outlets.
Province of Ontario
In Ontario, beer is primarily purchased at retail outlets operated by BRI, at government-regulated retail outlets operated by the Liquor Control Board of Ontario, at approved agents of the Liquor Control Board of Ontario, or at any bar, restaurant, or tavern licensed by the Liquor Control Board of Ontario to sell alcohol for on-premise consumption. The BRI retail outlets operate under The Beer Store name. Brewers may deliver directly to BRI's outlets or may choose to use BRI's distribution centers to access retail stores in Ontario, the Liquor Control Board of Ontario system and licensed establishments.
We, together with certain other brewers, have historically participated in the ownership of BRI in proportion to provincial market share relative to other brewers in the ownership group. Effective January 1, 2016, we, along with the other owners of BRI and the Province of Ontario, agreed to revise the ownership structure of BRI. The new BRI shareholder agreement (“New Shareholder Agreement”) adjusted the existing BRI ownership structure to allow all other small and large Ontario based brewers the ability to participate in the ownership of BRI. As part of this change, the board of directors of BRI has been expanded to include representation for these new ownership groups, as well as independent director representation. The new owners are subject to the same fee structure as the current owners, with the exception of smaller brewers, who have discounted fees, as they are not required to fund certain costs associated with pension obligations. BRI will continue to operate on a break-even basis under the new ownership structure. BRI also converted all existing capital stock into a new share class, as well as created a separate new share class to facilitate new and existing brewer participation and governance. While governance and board of director participation continues to have the ability to fluctuate based on market share relative to the other owners, our equity interest has become fixed under the New Shareholder Agreement.
Province of Québec
In Québec, the distribution and sale of beer is governed by the Quebec Alcohol Corporation ("SAQ"). Beer is distributed to retail outlets directly by each brewer or through approved independent agents. We are the agent for the licensed brands we distribute. The brewer or agent distributes the products to permit holders for retail sales for on-premise consumption. Québec retail sales for off-premise consumption are made through grocery and convenience stores, as well as government operated outlets.
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
We source barley malt from one primary provider, from which we have a committed supply through 2016. Hops are purchased from a variety of global suppliers in the U.S. and Europe through contracts that vary in length based on market conditions and cover our supply requirements through at least 2018. Other starch brewing adjuncts are sourced from two main suppliers, both in North America. Water used in the brewing process is from local sources in the communities where our breweries operate. We do not currently anticipate future difficulties in accessing water or agricultural products used in our brewing process in the near term.
Brewing and Packaging Facilities
We operate seven breweries, strategically located throughout Canada. These locations brew and package all owned and certain licensed brands sold in, and exported from, Canada. See Item 2, "Properties" for further detail.
Packaging Materials
We single source glass bottles and have a committed supply through December 2019. We source lids and cans from two primary providers with contracts ending December 2016 and February 2017, respectively. We are currently finalizing negotiations for a contract extension through December 2023 related to the contract expiring at the end of 2016. We currently utilize a hedging program for aluminum requirements and related transportation and storage costs in Canada. The distribution systems in each province generally provide the collection network for returnable bottles and aluminum cans. The standard bottle for beer brewed in Canada is the 341 ml returnable bottle and represents the vast majority of our bottle sales. Bottle sales continue to decline as we have experienced a shift in consumers' preference toward aluminum cans. This standard returnable bottle requires significant investment behind our returnable bottle inventory and bottling equipment. Therefore, the trend away from returnable bottles could result in higher fixed cost deleverage related to these assets and an ultimate decreased need for the assets that support this packaging, which could adversely impact profitability. A limited number of kegs are purchased every year, and we have no long-term supply commitment. Crowns are currently sourced from two suppliers with contracts through February 2016 and December 2018, respectively. We are currently finalizing negotiations for a contract extension through February 2017 related to the contract expiring in February 2016. Labels, corrugate, and paperboard are purchased from a small number of sources unique to each product under contracts ending between January 2016 and December 2018. We do not currently anticipate future difficulties in accessing any of our required packaging materials in the near term. The following table reflects the percentage of total sales volumes (excluding imports) for each of the last five years by type of packaging material.

	2015	2014	2013	2012	2011
Aluminum cans	53%	49%	46%	42%	39%
Bottles	37%	40%	43%	47%	51%
Stainless steel kegs	10%	11%	11%	11%	10%
Contract Manufacturing
We have an agreement with North American Breweries, Inc. ("NAB") to brew, package and ship certain Labatt brands to the U.S. market through 2020. We also have an agreement with Asahi Breweries, Ltd. to brew and package Asahi Super Dry and Asahi Select to the U.S. market through early 2017.
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
Known Trends and Competitive Conditions
2015 Canada Beer Industry Overview
The Canadian brewing industry is a mature market. It is characterized by aggressive competition for volume and market share from regional brewers, microbrewers and certain foreign brewers, as well as our main domestic competitor. These competitive pressures require significant annual investment in marketing and selling activities. In 2015, the Ontario and Québec markets accounted for approximately 60% of the total beer market in Canada.
There are three major beer price segments: above premium, which includes craft and most imports; premium, which includes the majority of domestic brands and the light sub-segment; and value (below premium). Since 2001, the premium beer segment in Canada has gradually lost volume to the above premium and value segments.
Recently, the beer industry has been weak, with declines in three of the last five years. Aging population, a stalled economy and strong competition from other alcohol beverages have been the main contributors to the declining state of the beer industry.
The following table summarizes the estimated percentage market share by volume of beer (including adjacencies, such as cider) and other alcohol beverages as a component of the overall Canadian alcohol market over the last five years, for which data is currently available. We anticipate that 2015 data, when available, will reflect a continuation of the recent consumer trends. Note that percentages reflect estimates based on market data currently available.

	2014	2013	2012	2011	2010
Beer	48%	48%	49%	50%	51%
Other alcohol beverages	52%	52%	51%	50%	49%
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

	2015	2014	2013	2012	2011
MCBC share(1)	34%	37%	39%	40%	41%
ABI share(1)	43%	43%	40%	41%	41%
Others' share	23%	21%	20%	19%	18%

(1)
The decrease in MCBC share in 2015 is largely driven by the loss of the Miller contract, under which we had exclusive rights to distribute certain Miller brands in Canada and was terminated effective March 2015. The decrease in MCBC share and increase in ABI share from 2013 to 2014 is primarily the result of ABI's acquisition of Grupo Modelo S.A.B. de C.V. ("Modelo") in 2013. Subsequent to the termination of Modelo Molson Imports, L.P. ("MMI"), our joint venture with Modelo in Canada, in the first quarter of 2014, the Modelo brands are now distributed by ABI in Canada.

Regulation
In Canada, provincial governments regulate the production, marketing, distribution, selling and pricing of beer (including the establishment of minimum prices), and impose commodity taxes and license fees in relation to the production, distribution and sale of beer. In addition, the federal government regulates the advertising, labeling, quality control, and international trade of beer, and also imposes commodity taxes on both domestically produced and imported beer. In 2015, our Canada segment excise taxes were approximately $63 per hectoliter sold on a reported basis. Further, certain bilateral and multilateral treaties entered into by the federal government, provincial governments and certain foreign governments, especially with the United States, affect the Canadian beer industry.
In April 2014, the Ontario Premier's Advisory Council on Government Assets (the "Council") began a review that included evaluating the beer retailing and distribution system in Ontario, for which BRI is the primary beer retail and distribution channel. In April 2015, as a result of this review and our negotiations with the Council, we, along with the other owners of BRI, agreed, in principle and subject to entry into definitive binding documents, to enter into a new beer framework agreement (the "New Framework") with the Province of Ontario. The associated Master Framework Agreement was subsequently executed by all parties on September 22, 2015, and became effective as of January 1, 2016. Refer to Part I—Item 1A, Risk Factors for risks associated with the regulatory environment in Canada.
United States Segment
MillerCoors is the second largest brewer by volume in the U.S., selling approximately 26% of the total 2015 U.S. brewing industry shipments (excluding exports). MillerCoors was formed on July 1, 2008, as a joint venture between MCBC and SABMiller. Each party contributed its U.S. and Puerto Rico businesses and related operating assets and certain liabilities. The percentage interests in the profits of MillerCoors are 58% for SABMiller and 42% for MCBC. Voting interests are shared 50% - 50%, and MCBC and SABMiller have equal board representation within MillerCoors. Both parties to the MillerCoors joint venture are currently able to transfer their economic and voting interest, however, certain rights of first refusal will apply to any assignment of such interests. Our interest in MillerCoors is accounted for under the equity method of accounting.
As noted above, during 2015, MCBC entered into a Purchase Agreement with ABI to acquire, contingent upon the closing of the acquisition of SABMiller by ABI pursuant to the ABI/SABMiller transaction, all of SABMiller’s 58% economic interest and 50% voting interest in MillerCoors and all trademarks, contracts and other assets primarily related to the Miller brand portfolio outside of the U.S. and Puerto Rico for $12.0 billion in cash, subject to downward adjustment as described in the Purchase Agreement. Following the closing of the pending Acquisition, the Company will own 100% of the outstanding equity and voting interests of MillerCoors.
Prior to the formation of MillerCoors, MCBC produced, marketed, and sold the MCBC portfolio of brands in the U.S. and its territories, and its U.S. operating segment included the results of the Rocky Mountain Metal Container ("RMMC") and Rocky Mountain Bottle Company ("RMBC") joint ventures. Effective July 1, 2008, MCBC's equity investment in MillerCoors represents our U.S. operating segment.
Sales and Distribution
In the United States, beer is generally distributed through a three-tier system consisting of manufacturers, distributors and retailers. A national network of approximately 425 independent distributors purchases MillerCoors' products and distributes them to retail accounts. In 2015, approximately 17% of MillerCoors' beer volume was sold on-premise in bars and restaurants, and the other 83% was sold off-premise in convenience stores, grocery stores, liquor stores and other retail outlets. MillerCoors wholly owns one distributorship, which handled less than 1% of its total volume in 2015.
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
Brewing and Container Facilities
MillerCoors currently operates ten breweries, two container operations and one cidery, which produce MillerCoors' products. In the third quarter of 2015, MillerCoors announced the planned closure of the Eden, North Carolina brewery with the closure expected to occur in the third quarter of 2016. MillerCoors imports Molson brands from MCBC and Peroni Nastro Azzurro, Pilsner Urquell, Grolsch and other import brands from SABMiller.
Packaging Materials
Approximately 66% of U.S. products sold were packaged in aluminum cans or bottles in 2015. A portion of the aluminum containers were purchased from RMMC, a joint venture between MillerCoors and Ball Corporation ("Ball"), whose production facilities are located near MillerCoors' brewery in Golden, Colorado. In addition to the supply agreement with RMMC, MillerCoors has a supply agreement with Ball to purchase cans and ends in excess of what is supplied through RMMC. In 2011, MillerCoors signed a 10-year contract extension with Ball to extend the RMMC joint venture agreement along with the can and end purchase agreements, both of which will expire December 31, 2021. Approximately 24% of U.S. products sold in 2015 were packaged in glass bottles, of which a portion was provided by RMBC, a joint venture between MillerCoors and Owens-Brockway Glass Container, Inc. ("Owens"). In 2015, MillerCoors signed a 10-year contract extension with Owens to extend the RMBC joint venture agreement which expires July 31, 2025. MillerCoors and Owens entered into a supply agreement effective January 1, 2015, for requirements in excess of RMBC's production. Approximately 8% of U.S. production volume sold in 2015 was packaged in half, quarter, and one-sixth barrel stainless steel kegs. A limited number of kegs are purchased each year, and there is no long-term supply agreement. Approximately 2% of U.S. products sold in 2015 were in plastic bottles. Crowns, labels, corrugate and paperboard are purchased from a small number of sources unique to each product. In recent years, we have experienced a slight shift in the allocation among different packaging types toward aluminum cans and bottles and away from glass bottles. In general, aluminum cans allow for lower packaging costs compared to other types of packaging materials. MillerCoors does not currently anticipate difficulties in accessing packaging products in the near term.
Contract Manufacturing
MillerCoors has an agreement to brew, package and ship products for Pabst Brewing Company through June 2020. Additionally, MillerCoors produces beer under contract for our Canada and MCI segments and for SABMiller.
Seasonality of the Business
Total industry volume in the U.S. is sensitive to factors such as weather, changes in demographics, consumer preferences and drinking occasions. Weather conditions consisting of high temperatures and extended periods of warm weather favor increased consumption of our products, while unseasonably cool or wet weather, especially during the summer months, adversely affects our sales volumes and net sales. Accordingly, consumption of beer in the U.S. is seasonal, with approximately 37% of industry sales volume typically occurring during the warmer months from May through August.
Known Trends and Competitive Conditions
2015 U.S. Beer Industry Overview
The beer industry in the United States is highly competitive, and the two largest brewers, ABI and MillerCoors together represented the majority of the market in 2015. The formation of MillerCoors in 2008 created a stronger U.S. presence for MCBC with the scale, operational efficiency and distribution platform to compete more effectively in the U.S. marketplace. Growing or even maintaining market share has required significant investments in marketing. From 1998 to 2008, the U.S. beer industry shipments annual growth rate approximated 1%, compared with declines ranging from 1% to 2% in each of the years 2009, 2010 and 2011. With ideal weather conditions, industry volumes improved slightly in 2012, growing approximately 1%. However, in 2013 the industry saw a decline of less than 1%, and in 2014, the industry grew slightly, by less than 1%. In 2015, the industry slightly declined by approximately 1%.
The overall declines in the U.S. beer industry volumes since 2009 have been partially attributed to relatively poor economic conditions. High rates of unemployment, declining labor participation rates, and lower consumer confidence have negatively affected the legal age key beer drinkers' purchasing behaviors. In addition, per capita beer consumption has declined as consumer preference shifts to higher alcohol, full calorie beers, as well as wine, spirits and other alcohol beverages. Competition from outside of the beer category continues to be a challenge for the industry.
The following table summarizes the estimated percentage market share by volume of beer (including adjacencies, such as cider) and other alcohol beverages as a component of the overall U.S. alcohol market over the last five years, for which data is currently available. We anticipate that 2015 data, when available, will reflect a continuation of the recent consumer trends. Note that percentages reflect estimates based on market data currently available.

	2014	2013	2012	2011	2010
Beer	51%	52%	53%	53%	54%
Other alcohol beverages	49%	48%	47%	47%	46%
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

	2015	2014	2013	2012	2011
MillerCoors share	26%	27%	28%	29%	29%
ABI share	45%	46%	47%	48%	48%
Others' share	29%	27%	25%	23%	23%
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
Governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. In 2015, excise taxes on malt beverages were approximately $16 per hectoliter sold on a reported basis. State excise taxes are levied in specific states at varying rates. Refer to Part I—Item 1A, Risk Factors for risks associated with the regulatory environment in the U.S.
Europe Segment
We are the second largest brewer by volume, on a combined basis, within the European countries in which we operate, with an approximate aggregate 20% market share (excluding factored products) in 2015. The majority of our European segment sales are in the U.K., Croatia, Czech Republic and Romania. Our portfolio includes beers that have the largest share in their respective countries, such as Carling in the U.K., Jelen in Serbia, Ozujsko in Croatia, Kamenitza in Bulgaria and Niksicko in Montenegro. We have beers that rank in the top three in market share in their respective segments throughout the region, including Staropramen in Czech Republic, Bergenbier in Romania and Borsodi in Hungary. We also brew and distribute Beck's, Lowenbrau, Spaten and Stella Artois under license agreements with ABI companies, and beginning in January 2015, we distribute certain of the Modelo brands throughout the Central European countries in which we operate. Additionally, our Europe segment includes our consolidated joint venture arrangements for the production and distribution of Grolsch and Cobra brands in the U.K. and Republic of Ireland and factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us). In the third quarter of 2015, we purchased the Rekorderlig cider brand distribution rights in the U.K. and Ireland and also sold our U.K. malting facility. In the second quarter of 2015, we closed a brewery in the U.K. and terminated our distribution agreement with Carlsberg whereby it held the exclusive distribution rights for the Staropramen brand in the U.K. As a result, we repatriated the Staropramen brand back to the U.K. at the end of 2015.
Sales and Distribution
In Europe, beer is generally distributed through either a two-tier system consisting of manufacturers and retailers, or a three-tier system consisting of manufacturers, distributors and retailers. Most of our beer in the U.K. is sold directly to retailers. We have an agreement with Tradeteam Ltd. ("Tradeteam", a subsidiary of DHL) to provide the distribution of our products throughout the U.K. through 2023. It is also common in the U.K. for brewers to distribute beer, wine, spirits, and other products owned and produced by other companies, which we refer to as factored brands, to the on-premise channel (bars and restaurants). Approximately 20% of our Europe segment net sales in 2015 represented factored brands. Factored brand sales are included in our net sales and cost of goods sold, but not included in our reported volumes.
Generally, over the years, volumes in Europe have shifted from the higher margin on-premise channel, where products are consumed in pubs and restaurants, to the lower margin off-premise channel, also referred to as the "take-home" market.
Off-Premise Channel
In Europe, the off-premise channel includes sales to supermarkets, convenience stores, liquor stores, distributors, and wholesalers. The off-premise channel accounted for approximately 60% of our Europe sales volume in 2015. The off-premise channel has become increasingly concentrated among a small number of super-store chains, placing increasing downward pressure on beer pricing.
On-Premise Channel
The on-premise channel includes sales to pubs and restaurants. The on-premise channel accounted for approximately 40% of our Europe sales volume in 2015. The installation and maintenance of draught beer dispensing equipment in the on-premise channel is generally the responsibility of the brewer. Accordingly, we own refrigeration units and other equipment used to dispense beer from kegs to consumers that are used in on-premise outlets. This includes beer lines, cooling equipment, taps, and counter mounts.
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
Manufacturing, Production and Packaging
Brewing Raw Materials
We use the highest quality water, barley, malt and hops to brew our products. During 2015, our malt requirements were sourced from both third party suppliers and owned production, using our malt-house in the U.K. In 2015, we entered into an agreement to sell our malting facility in the U.K. and, concurrent with the sale, entered into a 10-year contract with the purchaser of the facility to replace the malt that we previously produced covering 38% of our total required malt. We also have multiple agreements with various suppliers in the region to cover the remaining requirements, most of which are valid for the next 3-5 years. Hops are purchased under various contracts with suppliers in Germany, the U.S. and the U.K., which cover our requirements through 2016. Adjuncts are purchased under various contracts with local producers, which are typically crop year contracts commencing in October of each year. Water used in the brewing process is sourced from various wells and through water rights and supply contracts. We do not currently anticipate future difficulties in accessing required water or agricultural products used in our brewing process in the near term.
Brewing and Packaging Facilities
We operate twelve breweries in Europe, which brew and package brands sold in Europe. As part of the continued strategic review of our European supply chain network, in the first quarter of 2015 we closed our brewing facility in Alton, Hampshire, U.K. and in the fourth quarter of 2015 we closed our brewery in Plovdiv, Bulgaria. Additionally, in the fourth quarter of 2015, we announced the proposal and entered into a consultation process to close our Burton South brewery in the U.K. in which we will consolidate production within our recently modernized Burton North brewery. This closure is expected to be completed in 2017. See Item 2, "Properties" for additional information.
Packaging Materials
Approximately 27% of our Europe volumes sold in 2015 were packaged in bottles, with a significant majority in returnable bottles sourced under various agreements with third party suppliers. Kegs and casks comprised approximately 29% of volume sold in Europe in 2015. Cans represent approximately 25% of our Europe volumes sold in 2015. We have long term contracts with four providers for our required supply of cans. Approximately 19% of our Europe volume sold in 2015 consisted of products packaged in recyclable plastic containers for which we are currently negotiating agreements for our 2016 requirements with various manufacturers in the region. Crowns, labels and corrugate are purchased from sources unique to each category. We do not currently foresee future difficulties in accessing these or other packaging materials in the near term.
Contract Manufacturing
In December 2013, we entered into an agreement with Heineken to early terminate our contract brewing and kegging agreement with the transition period ending April 30, 2015, under which we produced and packaged the Foster's and Kronenbourg brands in the U.K. Our existing agreement with Heineken, whereby they sell, market and distribute Coors Light in Republic of Ireland, continues through December 2019. The agreement to contract brew ales for Carlsberg terminated at the end of 2015 and was not renewed.
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
Known Trends and Competitive Conditions
2015 Europe Beer Industry Overview
We estimate that the Europe beer market increased by approximately 1% in 2015, driven by increased beer consumption versus last year primarily during the summer season which had especially favorable weather. Since 2010, the off-premise market share has increased in our European markets from 55% to nearly 60% of total volume, and the on-premise market share has declined from 45% to 40%. Europe beer industry retail shipments have declined by approximately 1% to 2% yearly since 2011. These market fluctuations are consistent with the fluctuations within the overall alcohol market in each of the respective years.
The following table summarizes the estimated percentage market share by volume of beer (including adjacencies, such as cider) and other alcohol beverages as a component of the overall European alcohol market, within the countries in which we have production facilities, over the last five years, for which data is currently available. We anticipate that 2015 data, when available, will reflect a continuation of the recent consumer trends. Note that percentages reflect estimates based on market data currently available.

	2014	2013	2012	2011	2010
Beer	36%	36%	36%	36%	36%
Other alcohol beverages	64%	64%	64%	64%	64%

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

	2015	2014	2013	2012	2011
MCBC share	20%	20%	20%	20%	20%
Primary competitors' share	59%	59%	59%	60%	60%
Others' share	21%	21%	21%	20%	20%
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

Each country's government levies excise taxes on all alcohol beverages. With the exception of Serbia, Montenegro and Bosnia, all countries' laws on excise taxes are consistent with the directives of the EU. With the exception of Serbia, where a flat excise per hectoliter is used, all European countries use similar measurements based on either alcohol by volume or Plato degrees. In 2015, the excise taxes for our Europe segment were approximately $50 per hectoliter on a reported basis. Refer to Part I—Item 1A, Risk Factors for risks associated with the regulatory environment in Europe.

Molson Coors International Segment
The objective of MCI is to grow and expand our business and brand portfolio in new and existing markets, including emerging markets, outside the Canada, U.S. and Europe segments. The focus of MCI includes Latin America (including Mexico, Central America, the Caribbean and South America and excluding Puerto Rico, as it is part of the U.S. segment) Asia, Europe (excluding U.K., Ireland and Central Europe, as they are a part of the Europe segment) and Australia. The MCI portfolio of beers competes within the above-premium category in most of our markets. Our principal competitors include large global brewers, as well as local brewers. As MCI's objective is to grow and expand our business, we are developing scale and building market share in the countries where we operate. Many of the markets in which we operate are considered emerging beer markets, with other brewers controlling the majority of the market share. Our beers compete not only with similar products from competitors, but also with other alcohol beverages, including wines, spirits, and ciders, and thus our competitive position is affected by consumer preferences between and among these other categories.
Standalone Business
Our standalone operations are in the Asia region and are based in India, Japan and China.
Our business in India consists of our joint venture which gives us a majority share and operational control of Molson Coors Cobra India as well as Mount Shivalik Breweries Ltd., which we acquired during the second quarter of 2015. Our consolidated India business produces, markets and sells a beer portfolio consisting of Thunderbolt, Iceberg 9000, Carling Strong, Cobra, King Cobra and Royal Brew in select Indian states. We own and operate three breweries in India, where we use the highest quality ingredients to brew our products, which are sourced through various contracts with local suppliers. We do not foresee any risk of significant disruption in the supply of these raw materials or brewing inputs in the near term.
In Japan our focus is on the marketing and selling of the Blue Moon, Coors Light, Coors 1873 and Zima brands. We also have a contract with ABI to sell and distribute the Modelo brands. These brands are imported into Japan and are sold through independent wholesalers to both the on-premise and off-premise channels.
Our China business sells the Coors family of brands. During the second quarter of 2015, we announced our decision to substantially restructure our China business which we have transitioned to a distribution model.

Export Business
Our export business focuses on expanding the reach of our international brands which are exported from our breweries in the U.S., U.K. and Czech Republic. The brands sold include Blue Moon, Carling, Cobra, Coors 1873, Coors Light and Staropramen.

In Latin America, our products, primarily Coors Light, Coors 1873 and Blue Moon, are sold through agreements with independent distributors. We also sell our brands, primarily Staropramen, Coors Light and Carling in several countries in Europe.
License Business
Our license business builds long term partnerships with leading global brewers to market and grow our international brands in markets which typically have a greater barrier to entry. This business includes licensing arrangements with ABI to brew and distribute Staropramen in Russia and Ukraine and an exclusive licensing agreement with Heineken to brew and distribute Coors Light in Mexico. We also have various licensing agreements for the manufacturing and distribution of Carling primarily in Spain, Russia and Ukraine. Finally, we also have licensing agreements for the manufacturing and distribution of Coors and Blue Moon in Australia and Coors Light and Coors 1873 in Chile, Colombia and Paraguay.
Corporate
Corporate includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, finance and accounting, treasury, tax, internal audit, management of intellectual property, insurance and risk management. Additionally, the results of our water resources and energy operations in Colorado are included in Corporate.
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
Corporate Responsibility
Corporate responsibility, or Our Beer Print, is integral to our business strategy. We are committed to growing our business the right way while improving the impact we have on our communities, our people and the environment. Since 2012 we have been listed on the Dow Jones Sustainability World Index, and were named Beverage Sector Leader in 2012 and 2013. We have retained a position on the World Index since 2012, for 4 consecutive years.
In 2012, Molson Coors built on long-standing efforts to reduce harmful drinking by becoming a signatory of the Beer, Wine and Spirits Producers’ Commitments to Reduce Harmful Drinking (www.producerscommitments.org). In support of the Commitments we have a robust plan to ensure support across the business, with particular emphasis on our commercial activity through a Commercial Integrity Policy incorporating the recently launched International Alliance for Responsible Drinking Digital Guiding Principles.
Our approach to improving Our Beer Print within our brewing operations is outlined in our 2020 Sustainability Strategy found on our website at www.molsoncoors.com. Launched in 2013, our 2020 Sustainability Strategy integrates how we manage energy, greenhouse gas emissions, water and solid waste and sets out how we intend to meet our 2020 ambitions. The cornerstone of our 2020 Sustainability Strategy is a commitment to invest in waste water treatment and generate clean energy from this waste stream. These investments will alleviate the impact of our operations on municipal water treatment resources, reduce our reliance on fossil fuels and save greenhouse gas emissions.
Environmental Matters
Our operations are subject to a variety of extensive and changing federal, state and local environmental laws, regulations and ordinances that govern activities or operations that may have adverse effects on human health or the environment. Such laws, regulations or ordinances may impose liability for the cost of remediation, and for certain damages resulting from sites of past releases of hazardous materials. Our policy is to comply with all such legal requirements. While we cannot predict our eventual aggregate cost for the environmental and related matters in which we may be or are currently involved, we believe that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to our operating results, cash flows, or our financial or competitive position. We believe adequate reserves have been provided for losses that are probable and estimable. However, there can be no assurance that environmental laws will not become more stringent in the future or that we will not incur material costs in the future in order to comply with such laws. See Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" of the Notes under the caption "Environmental" for additional information regarding environmental matters.
Employees
As of the end of 2015, we had approximately 9,100 full-time employees within MCBC globally, including 6,000 within our Europe segment, 2,400 within our Canada segment, 500 within our MCI segment, and 200 within our Corporate headquarters in Colorado. Additionally, as of December 31, 2015, MillerCoors had approximately 8,400 full-time employees. There have been no significant changes in our number of employees since December 31, 2015.
Financial Information about Foreign and Domestic Operations and Export Sales
See Part II—Item 8 Financial Statements and Supplementary Data, Note 3, "Segment Reporting" of the Notes for discussion of sales, operating income and identifiable assets attributable to our country of domicile, the United States, and all foreign countries.
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
Executive Officers
The following tables set forth certain information regarding our executive officers as of February 11, 2016:

Name	Age	Position
Peter H. Coors	69	Vice Chairman of the Board, Chairman of Coors Brewing Company and Chairman of the Board of MillerCoors LLC
Mark R. Hunter	53	President, Chief Executive Officer and a Director of MillerCoors LLC
David A. Heede	54	Interim Chief Financial Officer and a Director of MillerCoors LLC
Krishnan Anand	58	President and Chief Executive Officer, Molson Coors International
Simon J. Cox	48	President and Chief Executive Officer, Molson Coors Europe
Stewart F. Glendinning	50	President and Chief Executive Officer, Molson Coors Canada
Samuel D. Walker	57	Chief People and Legal Officer and a Director of MillerCoors LLC
Celso L. White	54	Chief Supply Chain Officer and a Director of MillerCoors LLC
Brenda Davis	56	Chief Integration Officer
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
Risks Specific to the Pending Acquisition
We cannot predict when or if the pending Acquisition will close.     The acquisition of the 58% equity interest and 50% voting interest of MillerCoors that we do not already own and the Miller brand portfolio outside of the U.S. and Puerto Rico is contingent upon a number of conditions beyond our control, including the closing of the ABI-SABMiller Transaction. The closing of the ABI-SABMiller Transaction is subject to conditions beyond our control, including, among other things, receipt of international and U.S. regulatory approvals. The Acquisition will also require us to obtain regulatory approvals in the U.S. and certain other jurisdictions. We are, therefore, unable to accurately predict when or if the pending Acquisition will close. If we are unable to close the Acquisition for any reason, we will not realize the potential benefits of the Acquisition, which may have a material adverse effect on our business prospects.
We may not be able to realize anticipated cost synergies from the pending Acquisition. The success of the pending Acquisition will depend, in part, on our ability to realize anticipated cost synergies. Our success in realizing these cost synergies, and the timing of this realization, depends on the successful integration of our business and operations with the acquired business and operations. Even if we are able to integrate the acquired businesses and operations successfully, this integration may not result in the realization of the full benefits of the cost synergies of the pending Acquisition that we currently expect within the anticipated time frame or at all.

The pending Acquisition will subject us to significant additional liabilities and other risks. Following the pending Acquisition, we will be subject to substantially all the liabilities of MillerCoors, including, among others, significant pension liabilities. We will also be subject to the risks of the U.S. beer market to a much greater extent, and a significant majority of our overall business will be in mature, low growth beer markets, such as the U.S., Canada and the U.K. The pending Acquisition and subsequent integration process will be complex, costly, time-consuming and divert management’s time and attention, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be unable to obtain the regulatory approvals required to complete the pending Acquisition or, in order to do so, we may be required to satisfy material conditions or comply with material restrictions.     In addition to the international and U.S. regulatory approvals needed to close the ABI-SABMiller Transaction, the consummation of the pending Acquisition is also subject to review and approval by regulatory authorities, including by the United States Department of Justice. We can provide no assurance that all required regulatory approvals will be obtained in order to consummate the pending Acquisition. We have agreed to take all actions necessary, and assist and cooperate in doing all things necessary, to avoid or eliminate any legal impediments to the pending Acquisition, including divesting of up to $4 billion in assets. There can be no assurance as to the cost, scope or impact on our business, results of operations, financial condition or prospects of the actions that may be required to obtain regulatory approvals. Any such divestitures or other actions could have a material adverse effect on the business of both us and MillerCoors and substantially diminish the synergies and other advantages which we expect from the pending Acquisition. In addition, we may not be able to affect any divestitures at an acceptable price or at all.

The pending Acquisition will impact our financial position. We will need to raise significant capital to fund the pending Acquisition and such capital may not be available to us on acceptable terms. We expect to incur a substantial amount of additional indebtedness in connection with the pending Acquisition in addition to our Class B common stock offering completed in February 2016. If we are unable to raise significant additional capital on acceptable terms we may need to rely on our bridge loan agreement, which may result in substantially higher borrowing costs and a shorter maturity than those from other anticipated financing alternatives. In addition, ratings agencies may downgrade our credit ratings below their current investment grade levels as the results of additional indebtedness related to the pending Acquisition. A ratings downgrade could increase our costs of borrowing and harm our ability to finance the pending Acquisition on acceptable terms or refinance our debt in the future.

As a result of the need to raise significant financing to fund the pending Acquisition, we currently intend to hold per share dividends constant and have suspended both our dividend target of 18% to 22% of trailing annualized EBITDA and our share repurchase program. We also intend to use cash from operations to fund the Acquisition and service and reduce our debt level, which will reduce funds available for other operational or strategic needs and may increase our vulnerability to adverse economic or industry conditions.

The incurrence of future indebtedness to fund the pending Acquisition may subject us to additional financial and operating restrictions. Future indebtedness may subject us to additional financial and operating covenants, which may limit our flexibility in responding to our business needs. If we are not able to maintain compliance with stated financial covenants or if we breach other covenants in any debt agreement, we could be in default under such agreement. Such a default may allow our creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies.

Our overall leverage and terms of our financing could, among other things:

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions;

•	make it more difficult to satisfy our obligations under the terms of our indebtedness;

•	limit our ability to refinance our indebtedness on terms acceptable to us or at all;

•	limit our flexibility to plan for and adjust to changing business and market conditions and increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future acquisitions, working capital, business activities, and other general corporate requirements; and

•
limit our ability to obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity, particularly if any ratings assigned to our debt securities by rating organizations were revised downward.

We face numerous risks associated with the pending Acquisition and integration of the Miller brand portfolio outside the U.S. and Puerto Rico. The pending acquisition of the Miller brand portfolio outside of the U.S. and Puerto Rico may subject us to unknown expenses and liabilities due to our limited due diligence of the business, including among other things, the absence of historical financial statements for this part of the business. The success of our acquisition of the Miller brand portfolio outside of the U.S. and Puerto Rico will depend, in part, on our ability to realize all or some of the anticipated synergies and other benefits from integrating its business with our existing businesses and operations. The integration process may be complex, costly and time-consuming as the Miller brand portfolio assets are in over 50 foreign countries. The difficulties of integrating the operations include, among others:

•failure to implement our business plan for the combined business;

•unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•possible inconsistencies in standards, controls, contracts, procedures and policies;

•impacts of change in control provisions in contracts and agreements;

•failure to retain key customers and suppliers;

•unanticipated changes in applicable laws and regulations;

•failure to recruit and retain key employees to operate the combined business;

•inherent operating risks in the business;

•unanticipated issues, expenses and liabilities;

•unfamiliarity with operating in many of the countries in which the international Miller brand portfolio operates;

•reliance on a competitor, ABI, to provide transition services for this business;

•failure to develop sustainable routes to market upon the expiration of ABI’s transition services;

•difficulty in fully separating the Miller brand portfolio from SABMiller’s current brand portfolio; and

•inability to perform satisfactory due diligence on the business prior to closing of the Acquisition.

We may not be able to maintain the levels of revenue, earnings or operating efficiency that each of the Company and the international Miller brand portfolio had achieved or might achieve separately. Although we have a downward purchase price adjustment if the unaudited U.S. GAAP EBITDA for the international Miller brand portfolio for the four quarters prior to closing is below $70 million, such adjustment may not be adequate to protect us from the future harm of acquiring an underperforming or declining brand portfolio. In addition, we may not accomplish the integration of the international Miller brand portfolio smoothly, successfully or within the anticipated costs or timeframe. Moreover, the markets in which the international Miller brand portfolio operates may not experience the growth rates expected and any economic downturn affecting those markets could negatively impact the international Miller brand portfolio. These markets are in differing stages of development and may experience more volatility than expected or face more operating risks than in the more mature markets in which we have historically operated. If we experience difficulties with the integration process or if the international Miller brand portfolio or the markets in which it operates deteriorate, the potential cost savings, growth opportunities and other synergies of the acquisition of the Miller brand portfolio outside the U.S. and Puerto Rico may not be realized fully, or at all, or may take longer to realize than expected. In such case, our business, financial condition, results of operations and cash flows may be negatively impacted.

If we are unable to consummate the pending Acquisition, our stock price may be adversely affected and our financial condition may materially suffer.    If the pending Acquisition is not completed for any reason, the trading price of our Class A common stock or Class B common stock may decline to the extent that the market price of our Class A common stock or Class B common stock reflects positive market assumptions that the pending Acquisition will be completed and the related benefits will be realized. In addition, if the Acquisition is not completed our financial condition could materially suffer, including:

•
subject to certain reimbursement rights under the Purchase Agreement, the incurrence of significant costs related to the Acquisition without the associated benefits of completing the Acquisition, such as legal, accounting, filing, financial advisory, bridge and term loan financing and integration costs that have already been incurred or will continue up to the closing of the Acquisition. The amount of such operating expenses, fees and capital expenditures we incur in connection with the Acquisition will be based on a variety of factors but may be material;

•	increased dividend costs as a result additional capital stock issued without the associated benefits of completing the pending Acquisition;

•
if we complete a financing of debt securities prior to closing the pending Acquisition, the incurrence of significant interest expense and potential redemption premiums with respect to such debt securities without the associated benefits of completing the pending Acquisition; and

•	potential disruption to our business and distraction of our workforce and management team.

We will incur substantial transaction fees and costs in connection with the pending Acquisition. We expect to incur a significant amount of non-recurring expenses in connection with the pending Acquisition, including legal, accounting, financial advisory and other expenses. Subject to certain reimbursement rights under the Purchase Agreement, many of these expenses are payable by us whether or not the pending Acquisition is completed. Additional unanticipated costs may be incurred following consummation of the pending Acquisition in the course of the integration of our businesses with that of MillerCoors and the international Miller brand portfolio. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the businesses will offset the transaction and integration costs in the near term, or at all.

The pending Acquisition will significantly increase our goodwill and other intangible assets. We have a significant amount, and following the pending Acquisition will have an additional amount, of goodwill and other intangible assets on our consolidated financial statements that are subject to impairment based upon future adverse changes in our business or prospects. The impairment of any goodwill and other intangible assets may have a negative impact on our consolidated results of operations.
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
Our success as an enterprise depends largely on the success of relatively few products in several mature markets specific to the beer industry; if consumer preferences shift away from our products or consumption of our products decline, our business and financial results could be materially adversely affected.    Our Coors Light and Molson Canadian brands in Canada, Coors Light and Miller Lite brands in the U.S., and Carling, Staropramen, Jelen, Ozujsko and Coors Light brands in Europe represented half of each respective segment's sales volumes in 2015. Additionally, several of our brands represent a significant share of their respective market, therefore volatility in these markets could disproportionately impact the performance of these brands. Consequently, any material shift in consumer preferences away from these brands, or from the categories in which they compete, could have a material adverse effect on our business and financial results. Consumer preferences and tastes may shift away from our brands or beer generally due to, among others, changing taste preferences, demographics, downturn in economic conditions or perceived value, as well as changes in consumers' perception of our brands due to negative publicity, regulatory actions or litigation. Additionally, in some of our major markets, specifically Canada and the U.S., there has been a recent shift in consumer preferences within the total beer market away from premium brands to "craft beer" produced by small, regional microbreweries, as well as a shift within the total alcohol beverage market from beer to wine and spirits. Moreover, several of our major markets are mature and we have significant share, therefore small movements in consumer preference can disproportionately impact our results. As a result, a shift in consumer preferences away from our products or beer could result in a material adverse effect on our business and financial results.
Continued weak, or further weakening of, economic conditions in the markets in which we do business could have a material adverse effect on our business and financial results. Beer consumption in many of our markets is closely tied to general economic conditions and a significant portion of our portfolio consists of premium and above premium brands. Difficult macroeconomic conditions in our markets, such as decreases in per capita income and level of disposable income driven by increases to inflation, income taxes, the cost of living, unemployment levels, political or economic instability or other country specific factors could have an adverse effect on the demand for our products. For example, we have continued to experience economic pressures in certain European markets through 2015, resulting in an increased consumer trend toward value brands within the impacted markets. This trend, along with other contributing factors, negatively impacted sales, as well as impairments of certain European brands, including Jelen, which were recorded in the third quarter of 2015. A continuation of this trend or further deterioration of the current economic conditions could result in a material adverse effect on our business and financial results.
We may incur impairments of the carrying value of our goodwill and other intangible assets.    In connection with various business combinations, we have historically allocated material amounts of the related purchase prices to goodwill and other intangible assets that are considered to have indefinite useful lives. These assets are tested for impairment at least annually, using estimates and assumptions affected by factors such as economic and industry conditions and changes in operating performance. Additionally, in conjunction with the brand impairment tests, we also reassess each brand's indefinite-life classification. Potential resulting charges from an impairment of goodwill or brand intangible, as well as reclassification of an indefinite-lived to a definite-lived brand intangible, could have a material adverse effect on our results of operations. For example, the results of our interim brand impairment review completed in the third quarter of 2015, indicated that the fair value of certain European indefinite-lived brand intangible assets were below their respective carrying values. As a result, we recorded an aggregate impairment charge of $275.0 million recorded within special items in our consolidated statements of operations during the third quarter of 2015. Additionally, during this review, we also reassessed each brand's indefinite-life classification and determined that these impaired brands have characteristics that have evolved which now indicate a definite-life is more appropriate. These brands have therefore been reclassified as definite-lived intangible assets to be amortized over useful lives ranging from 30 to 50 years.

Our most recent impairment analysis, conducted as of October 1, 2015, the first day of our fiscal fourth quarter, indicated that while our Canada reporting unit improved from the prior year, our Europe reporting unit declined and was determined to be at risk of failing step one of the goodwill impairment test. Specifically, the fair value of the Europe and Canada reporting units were estimated at approximately 9% and 20% in excess of their carrying values, respectively. Additionally, the fair value of the Molson core brands in Canada, were also at risk of failing the quantitative analysis of the indefinite-lived intangible asset impairment test as of October 1, 2015. The Europe reporting unit, and Molson core brands in Canada, are therefore at risk of a future impairment in the event of significant unfavorable changes in the forecasted cash flows (including prolonged, or further weakening of, adverse economic conditions or significant unfavorable changes in tax, environmental or other regulations, including interpretations thereof), terminal growth rates, market transaction multiples and/or weighted-average cost of capital utilized in the discounted cash flow analysis. Although the fair value in excess the of carrying value has increased for the Canada reporting unit from the October 1, 2014 testing date, the fair value is sensitive to potential unfavorable changes in forecasted cash flows, macroeconomic conditions, market multiples or discount rates that could have an adverse impact. Any future impairment of the Europe or Canada reporting units or Molson or other brands, or reclassification of indefinite-lived brands to definite-lived, may result in material charges that could have a material adverse effect on our business and financial results. Additionally, the testing of our goodwill for impairment is predicated upon our determination of our reporting units. Any change to the conclusion of our reporting units or the aggregation of components within our reporting units could result in a different outcome to our annual impairment test. See Part II—Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates and Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Goodwill and Intangible Assets" of the Notes for additional information related to the results of our annual impairment testing.
Termination of one or more manufacturer/distribution agreements could have a material adverse effect on our business and financial results.    We manufacture and/or distribute products of other beverage companies through various joint venture, licensing, distribution, contract brewing or other similar arrangements. The loss of one or more of these arrangements, as a result of industry consolidation or otherwise, could have a material adverse effect on our business and financial results. For example, our 2015 Europe results were adversely impacted by the termination of our brewing and kegging agreement with Heineken under which we produced and packaged the Foster’s and Kronenbourg brands in the U.K. Additionally, Canada volumes were also adversely impacted by the termination of our license agreement with Miller Brewing Company (“Miller”) in 2015. Further, subsequent to ABI's acquisition of Grupo Modelo in 2013, we entered into an agreement to accelerate the termination of our MMI joint venture that imported, distributed and marketed the Modelo beer brand portfolio across all Canadian provinces and territories, which resulted in an adverse impact on our 2015 and 2014 Canadian volumes upon final termination in the first quarter of 2014.
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

Our operations in developing and emerging markets expose us to additional risks which could harm our business and financial results. We expect our operations in developing and emerging markets to become more significant to our operating results as we continue to further expand internationally including in connection with our proposed acquisition of the Miller brand portfolio outside the U.S. and Puerto Rico. In certain of these markets, we have limited operating experience and may not succeed. In addition to risks described elsewhere in this section, our operations in these markets expose us to additional risks, including: changes in local political, economic, social and labor conditions; restrictions on foreign ownership and investments; repatriation of cash earned in countries outside the U.S.; import and export requirements; increased costs to ensure compliance with complex foreign laws and regulations; currency exchange rate fluctuations; a less developed and less certain legal and regulatory environment, which among other things can create uncertainty with regard to liability issues; longer payment cycles, increased credit risk and higher levels of payment fraud; and other challenges caused by distance, language, and cultural differences.
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
Changes to the regulation of the distribution systems for our products could adversely affect our business and financial results.    In our U.S. market, there is a three-tier distribution system that has historically applied to the distribution of products sold through MillerCoors (including our non-U.S. products). That system, consisting of required separation of manufacturers, distributors and retailers, is increasingly subject to legal challenges on the basis that it allegedly interferes with interstate commerce. To the extent that such challenges are successful and require changes to the three-tier system, such changes could have a materially adverse effect on MillerCoors and, consequently, on us. Further, in Canada, our products are required to be distributed through each province's respective provincial liquor board. Additionally, in certain provinces, we rely on our joint venture arrangements, such as BRI and BDL, to distribute our products via retail outlets that are mandated and regulated by provincial government regulators. BRI owns and operates commercial retail outlets, known as The Beer Store, in Ontario, and BDL facilitates the distribution of our products in the Western provinces. Recent review of government assets in Ontario has included an evaluation of the BRI distribution model which was finalized in second half of 2015. We continue to evaluate and are beginning to implement actions to mitigate any adverse impacts to our Canada segment that may result from these changes. See additional risks specific to BRI under the "Risks Specific to the Canada Segment" heading below. If provincial regulation should change, the costs to adjust our distribution methods could have a material adverse effect on our business and financial results.
Changes in tax, environmental or other regulations or failure to comply with existing licensing, trade and other regulations could have a material adverse effect on our business and financial results.    Our business is highly regulated by federal, state, provincial and local laws and regulations in various jurisdictions regarding such matters as licensing requirements, trade and pricing practices, labeling, advertising, promotion and marketing practices, relationships with distributors, environmental matters, smoking bans at on-premise locations and other matters. These laws and regulations are subject to frequent re-evaluation, varying interpretations and political debate and inquiries from government regulators charged with their enforcement. Examples of this are the recent changes in the Canadian tax legislation and regulatory assessments received in Europe in the first quarter of 2015 and fourth quarter of 2014 related to the interpretation of the application of tax on the production and sale of our products. Failure to comply with existing laws and regulations or changes in these laws, regulations, or interpretations thereof, or in tax, environmental, excise tax levels imposed or any other laws or regulations could result in the loss, revocation or suspension of our licenses, permits or approvals and could have a material adverse effect on our business, financial condition and results of operations. Additionally, uncertainties exist with respect to adding new tax laws, the interpretation of, and potential future developments in, complex domestic and international tax laws and regulations and the amount and timing of future taxable income. Given the wide range of international business relationships and the long-term nature and complexity of existing contractual agreements, differences arising between the actual results and assumptions made, or future changes to such assumptions, could necessitate future adjustments to tax income and expense already recorded. Finally, advocates of prohibition and other severe restrictions on the marketing and sales of alcohol are becoming increasingly organized and coordinated on a global basis, seeking to impose laws or regulations or to bring actions against us, to curtail substantially the consumption of alcohol, including beer, in developed and developing markets. To the extent such views gain traction in regulations of jurisdictions in which we do or plan to do business, they could have a material adverse effect on our business and financial results. For example, during the fourth quarter of 2015, in Bihar, India, the largest state in India in which MCI operates, it was announced that regulatory changes could impact the sale and distribution of alcohol, which could have a material adverse effect on our business and financial results.

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
Climate change and water availability may negatively affect our business and financial results.    There is concern that a gradual increase in global average temperatures could cause significant changes in global weather patterns and an increase in the frequency and severity of natural disasters. While warmer weather has historically been associated with increased sales of beer, changing weather patterns could result in decreased agricultural productivity in certain regions which may limit availability or increase the cost of key agricultural commodities, such as hops, barley and other cereal grains, which are important ingredients for our products. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs and may require us to make additional investments in facilities and equipment. Clean water is a limited resource in many parts of the world and climate change may increase water scarcity and cause a deterioration of water quality in areas where we maintain brewing operations. The competition for water among domestic, agricultural and manufacturing users is increasing in some of our brewing communities. Even where water is widely available, water purification and waste treatment infrastructure limitations could increase costs or constrain our operations. The above risks, if realized, could result in a material adverse effect on our business and financial results.
Loss or closure of a major brewery or other key facility, due to unforeseen or catastrophic events or otherwise, could have a material adverse effect on our business and financial results. Our business and financial results could be materially adversely impacted by physical risks such as earthquakes, hurricanes, floods, other natural disasters or catastrophic events that damage or destroy one of our breweries or key facilities or the key facilities of our significant suppliers. Additionally, certain catastrophes are not covered by our general insurance policies, which could result in significant unrecoverable losses. In addition, our business and results of operations could be adversely impacted by under-investment in physical assets or production capacity, including contract brewing and effect on priority of our brands if production capacity is limited. Further, significant excess capacity at any of our breweries as a result of increased efficiencies in our supply chain process or continued volume declines, could result in under-utilization of our assets, which could lead to excess overhead expenses or additional costs incurred associated with the closure of one or more of our facilities. For example, as part of a strategic review of our supply chain network, certain breweries and bottling lines were closed during 2015 in which we incurred costs during the year and for which we may incur additional costs during 2016. There may be further brewery closures as part of our ongoing assessment to ensure that our supply chain capacity is aligned with the needs of the business.

Failure to successfully identify, complete or integrate attractive acquisitions and joint ventures into our existing operations could have an adverse effect on our business and financial results. We have made a number of acquisitions and entered into several joint ventures. In order to compete in the consolidating global brewing industry, we anticipate that we may, from time to time, in the future acquire additional businesses or enter into additional joint ventures that we believe would provide a strategic fit with our business such as the pending Acquisition. See above "Risks Specific to the Pending Acquisition" for further details. Potential risks associated with acquisitions and joint ventures could include, among other things: our ability to identify attractive acquisitions and joint ventures; our ability to offer potential acquisition targets and joint venture partners' competitive transaction terms; our ability to raise capital on reasonable terms to finance attractive acquisitions and joint ventures; our ability to realize the benefits or cost savings that we expect to realize as a result of the acquisition or joint venture; diversion of management's attention; our ability to successfully integrate our businesses with the business of the acquired company; motivating, recruiting and retaining key employees; conforming standards, controls, procedures and policies, business cultures and compensation structures among our company and the acquired company; consolidating and streamlining sales, marketing and corporate operations; potential exposure to unknown liabilities of acquired companies; loss of key employees and customers of the acquired business; and managing tax costs or inefficiencies associated with integrating our operations following completion of an acquisition or entry into a joint venture. If an acquisition or joint venture is not successfully completed or integrated into our existing operations, our business and financial results could be materially adversely impacted.
Poor investment performance of pension plan holdings and other factors impacting pension plan costs could unfavorably affect our business, liquidity and our financial results.    Our costs of providing defined benefit pension plans are dependent upon a number of factors, such as the rates of return on the plans' assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, exchange rate fluctuations, future government regulation, global equity prices, and our required and/or voluntary contributions to the plans. While we comply with the minimum funding requirements, we have certain qualified pension plans with obligations which exceed the value of the plans' assets. These funding requirements may also require contributions even when there is no reported deficit. Without sustained growth in the pension investments over time to increase the value of the plans' assets, and depending upon the other factors as listed above, we could be required to fund the plans with significant amounts of cash. Such cash funding obligations (or the timing of such contributions) could have a material adverse effect on our cash flows, credit rating and cost of borrowing, financial position and/or results of operations. For example, following the completion of the triennial review of the U.K. pension plan with the plan's trustees in 2014, we made a GBP 150 million contribution to our U.K. pension plan in January 2015, based on the underfunded status of the plan and the evaluation of the plan's performance and long-term obligations.
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
Due to a high concentration of workers represented by unions or trade councils in Canada, Europe, and at MillerCoors in the U.S., we could be significantly affected by labor strikes, work stoppages or other employee-related issues.    Approximately 59%, 31% and 36% of our Canadian, MillerCoors and European workforces, respectively, are represented by trade unions. Stringent labor laws in the U.K. expose us to a greater risk of loss should we experience labor disruptions in that market. A labor strike, work stoppage or other employee-related issue could have a material adverse effect on our business and financial results.
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
If the Pentland Trust and the Coors Trust do not agree on a matter submitted to stockholders or if a super-majority of our board of directors do not agree on certain actions, generally the matter will not be approved, even if beneficial to us or favored by other stockholders or a majority of our board of directors.    Pentland Securities (1981) Inc. (the "Pentland Trust") (a company controlled by the Molson family and related parties) and the Adolph Coors, Jr. Trust (the "Coors Trust"), which together control more than 90% of our Class A common stock and Class A exchangeable shares, have a voting trust agreement through which they have combined their voting power over the shares of our Class A common stock and the Class A exchangeable shares that they own. In the event that these two stockholders do not agree to vote in favor of a matter submitted to a stockholder vote (other than the election of directors), the voting trustees are required to vote all of the Class A common stock and Class A exchangeable shares deposited in the voting trust against the matter. There is no other mechanism in the voting trust agreement to resolve a potential deadlock between these stockholders. Therefore, if either the Pentland Trust or the Coors Trust is unwilling to vote in favor of a proposal that is subject to a stockholder vote, we would be unable to implement the proposal even if our board of directors, management or other stockholders believe the proposal is beneficial to us. Similarly, our bylaws require the authorization of a super-majority (two-thirds) of the board of directors to take certain transformational actions. Thus, it is possible that the Company will not be authorized to take action even if it is supported by a simple majority of the board of directors.
The interests of the controlling stockholders may differ from those of other stockholders and could prevent the Company from making certain decisions or taking certain actions that would be in the best interest of the other stockholders. Our Class B common stock has fewer voting rights than our Class A common stock and holders of our Class A common stock have the ability to effectively control or have a significant influence over certain company actions requiring stockholder approval, which could have a material adverse effect on Class B stockholders. See Part II—Item 8 Financial Statements and Supplementary Data, Note 8, "Stockholders' Equity" of the Notes for additional information regarding voting rights of Class A and Class B stockholders.
Risks Specific to the Canada Segment
Government mandated changes to the retail distribution model resulting from new regulations may have a material adverse effect on our Canada business. Beer sales are highly regulated by the Canadian government. For example, in Ontario, off-premise beer may only be purchased at retail outlets operated by BRI, government-regulated retail outlets operated by the Liquor Control Board of Ontario ("LCBO"), or approved agents of the LCBO. In April 2014, the Ontario Premier's

Advisory Council on Government Assets (the "Council") began a review that included evaluating the beer retailing and distribution system in Ontario, for which BRI is the primary beer retail and distribution channel. In April 2015, as a result of this review and our negotiations with the Council, we, along with the other owners of BRI, agreed, in principle and subject to entry into definitive binding documents, to enter into a new beer framework agreement (the "New Framework") with the Province of Ontario. The associated Master Framework Agreement was subsequently executed by all parties on September 22, 2015, and became effective as of January 1, 2016. Additionally, as a result of the above review, certain other legal matters could arise that could have a negative impact on our business, such as the litigation related to our ownership of BRI discussed in Part I—Item 3. Legal Proceedings. If the implementation of the provisions under the New Framework differ from our current expectations, it could result in a material adverse effect on our business and financial results.
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
In the event that we are required to move away from the industry standard returnable bottle we use today, we may incur unexpected losses. Along with ABI and other brewers in Canada, we currently use an industry standard returnable bottle which represents approximately 37% of total volume sales (excluding imports) in Canada. Changes to the Industry Standard Bottle Agreement could impact our use of the industry standard returnable bottle. If we cease to use the industry standard returnable bottle, our current bottle inventory and a portion of our bottle packaging equipment could become obsolete and could result in a material write-off of these assets.
Risks Specific to the United States Segment and MillerCoors
We do not fully control the operations and administration of MillerCoors, which represents our interests in the U.S. beer business.    Pending our proposed Acquisition of 100% of MillerCoors, we jointly control MillerCoors with SABMiller and hold a 42% economic interest in the joint venture. While we direct the MillerCoors business through our equal representation on its board of directors (along with SABMiller) and otherwise impact its business activities through our ongoing communication and oversight, MillerCoors’ management is responsible for the day-to-day operation of the business. As a result, we do not have full control over MillerCoors’ activities. Our results of operations are dependent upon the efforts of MillerCoors' management, our ability to govern the joint venture effectively with SABMiller and factors beyond our control that may affect SABMiller. For example, the loss of the services and expertise of any key MillerCoors employee could harm our business. Additionally, our disclosure controls and procedures with respect to MillerCoors are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries. Certain rights of first refusal apply to any assignment of the joint venture interests. Any transfer of ownership interest could have a significant effect on our results of operations and financial position, as well as our ongoing internal and external business relationships. See risk factors related to the pending Acquisition of MillerCoors above.
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
Risks Specific to the Europe Segment
Economic trends and intense competition in European markets could unfavorably affect our profitability. Our European businesses have been, and may continue to be, adversely affected by conditions in the global financial markets and general economic and political conditions, as well as a continued weakening of their respective currencies versus the U.S. dollar. Our interim brand impairment review completed in the third quarter of 2015, indicated that the fair value of certain European indefinite-lived brand intangible assets were below their respective carrying values and we therefore recorded an aggregate impairment charge of $275.0 million. Additionally, during this review, we also reassessed each brand's indefinite-life classification and determined that these impaired brands have characteristics that have evolved which now indicate a definite-life is more appropriate. These brands have therefore been reclassified as definite-lived intangible assets to be amortized over useful lives ranging from 30 to 50 years. The decline in fair value of these brands was due, in part, to key changes to our underlying assumptions supporting the value of the brands. Specific changes include underperformance through the 2015 peak season driving a downward shift in management's forecasts, along with challenging macroeconomic and competitive conditions that we no longer expect to subside in the near term. Additionally, we face intense competition in certain of our European markets, particularly with respect to price, which could lead to reduced sales or profitability. In particular, the on-going focus by large competitors in Europe to drive increased market share through aggressive pricing strategies could adversely affect our sales and results of operations. In addition, in recent years, beer volume sales in Europe have been shifting from pubs and restaurants (on-premise) to retail stores (off-premise), for the industry in general. Margins on sales to off-premise customers tend to be lower than margins on sales to on-premise customers, and, as a result, continuation or acceleration of these trends would further adversely affect our profitability.
In the event that a significant pub chain declared bankruptcy, or experience similar financial difficulties, our business and financial results could be materially adversely affected.    We extend credit to pub chains in the U.K., and in some cases the amounts are significant. Business at on-premise outlets has decreased since late 2008 as a result of a continued challenging economic environment in the U.K. While the economic environment in the U.K. has seen an upturn in 2015, some pub chains may continue to face increasing financial difficulty, if economic conditions do not stabilize. In the event that one or more significant pub chains were to be unable to pay amounts owed to us as a result of bankruptcy or similar financial difficulties, our business and financial results could be materially adversely affected.
Risks Specific to the Molson Coors International Segment
An inability to expand our operations in emerging markets could adversely affect our growth prospects. Our ability to grow our MCI segment in emerging markets depends on social, economic and political conditions in those markets, on our ability to create effective product distribution networks and consumer brand awareness in new markets and in many cases our ability to find appropriate local partners. Due to product price, local regulatory changes, local competition from competitors that are larger and have more resources than we do and cultural differences, or absence of effective routes to market, there is no assurance that our products will be accepted in any particular emerging market. If we are unable to expand our businesses in emerging markets, our growth prospects could be adversely affected.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
As of February 11, 2016, our major facilities were owned (unless otherwise indicated) and are as follows:

Facility	Location	Character
Canada Segment
Administrative offices	Montréal, Québec	Corporate Headquarters
	Toronto, Ontario	Canada Segment Headquarters
Brewery/packaging plants	Creemore, Ontario	Brewing and packaging
	Moncton, New Brunswick	Brewing and packaging
	Montréal, Québec(1)	Brewing and packaging
	St John's, Newfoundland	Brewing and packaging
	Toronto, Ontario(1)	Brewing and packaging
	Vancouver, British Columbia(2)	Brewing and packaging
Distribution warehouses	Québec Province(3)	Distribution centers
	Rest of Canada(4)	Distribution centers
Europe Segment
Administrative offices	Prague, Czech Republic	Europe Segment Headquarters
Brewery/packaging plants	Apatin, Serbia(1)	Brewing and packaging
	Bőcs, Hungary	Brewing and packaging
	Burton-on-Trent, Staffordshire, U.K.(1),(5)	Brewing and packaging
	Haskovo, Bulgaria	Brewing and packaging
	Niksic, Montenegro	Brewing and packaging
	Ostrava, Czech Republic	Brewing and packaging
	Ploiesti, Romania(1)	Brewing and packaging
	Prague, Czech Republic(1)	Brewing and packaging
	Sharp's Brewery, Cornwall, U.K.	Brewing and packaging
	Tadcaster Brewery, Yorkshire, U.K.(1)	Brewing and packaging
	Burtonwood Brewery, Warrington, U.K.	Brewing and packaging
	Zagreb, Croatia	Brewing and packaging
Distribution warehouses	Europe(6)	Distribution centers
MCI Segment
Brewery/packaging plants	Patna, Bihar, India	Brewing and packaging
Brewery/packaging plants	Saha, Haryana, India	Brewing and packaging
Brewery/packaging plants	Bhankharpur, Punjab, India	Brewing and packaging

(1)
Montréal and Toronto breweries collectively account for approximately 79% of our Canada production. The Burton-on-Trent, Prague, Ploiesti, Apatin and Tadcaster breweries collectively account for approximately 74% of our Europe production. Note that while we closed the Alton brewery in the U.K., the Plovdiv brewery in Bulgaria and are in the consultation process of closing the Burton South brewery in the U.K., we continue to own these breweries as of December 31, 2015.

(2)
We own one and lease one brewing and packaging facility in Vancouver, British Columbia. In the fourth quarter of 2015, as a result of our strategic review of our supply chain network, we entered into an agreement to sell our owned Vancouver brewery with the intent to use the proceeds from the sale to help fund the construction of an efficient and flexible brewery in British Columbia. The sale is anticipated to be completed in the first quarter of 2016. In conjunction with the sale, we also agreed to leaseback the existing property to continue operations on an uninterrupted basis while the new brewery is being constructed.

(3)	We own ten distribution centers, lease four additional distribution centers, lease seven cross docks, lease one warehouse and lease one parking facility in the Québec Province.

(4)	We own one and lease six warehouses throughout Canada, excluding the Québec Province.

(5)
As part of our ongoing strategic review of our European supply chain network in the fourth quarter of 2015, we have entered into a consultation process to close our Burton South brewery in the U.K. and consolidate production within our recently modernized Burton North brewery.

(6)	We own fourteen distribution centers, lease sixteen additional distribution centers, own four warehouses and lease five additional warehouses throughout Europe.
We also lease offices in Colorado, the location of our Corporate headquarters, as well as within various international countries in which our MCI segment operates. We believe our facilities are well maintained and suitable for their respective operations. In 2015, our operating facilities were not capacity constrained.
ITEM 3.    LEGAL PROCEEDINGS
Litigation and other disputes
On December 12, 2014, a notice of action captioned David Hughes and 631992 Ontario Inc. v. Liquor Control Board of Ontario, Brewers Retail Inc., Labatt Breweries of Canada LP, Molson Coors Canada and Sleeman Breweries Ltd. No. CV-14-518059-00CP was filed in Ontario, Canada in the Ontario Superior Court of Justice. Brewers' Retail Inc. ("BRI") and its owners, including Molson Coors Canada, as well as the Liquor Control Board of Ontario ("LCBO") are named as defendants in the action. The plaintiffs allege that The Beer Store (retail outlets owned and operated by BRI) and LCBO improperly entered into an agreement to fix prices and market allocation within the Ontario beer market to the detriment of licensees and consumers. The plaintiffs seek to have the claim certified as a class action on behalf of all Ontario beer consumers and licensees and, among other things, damages in the amount of Canadian Dollar ("CAD") 1.4 billion. We note that The Beer Store operates according to the rules established by the Government of Ontario for regulation, sale and distribution of beer in the province. Additionally, prices at The Beer Store are independently set by each brewer and are approved by the LCBO on a weekly basis. Accordingly, we intend to vigorously assert and defend our rights in this lawsuit. See Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" of the Notes for additional information.
For additional information regarding environmental proceedings see Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" of the Notes.
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
The approximate number of record security holders by class of stock at February 5, 2016, is as follows:

Title of class	Number of record security holders
Class A common stock, $0.01 par value	25
Class B common stock, $0.01 par value	2,822
Class A exchangeable shares, no par value	234
Class B exchangeable shares, no par value	2,487
The following table sets forth the high and low sales prices per share of our Class A common stock for each quarter of 2015 and 2014 as reported by the New York Stock Exchange, as well as dividends paid in such quarter.

	High	Low	Dividends
2015
First quarter	$94.50	$78.75	$0.41
Second quarter	$88.26	$71.00	$0.41
Third quarter	$83.84	$65.50	$0.41
Fourth quarter	$96.00	$78.50	$0.41
2014
First quarter	$58.25	$51.64	$0.37
Second quarter	$75.32	$57.68	$0.37
Third quarter	$77.16	$67.69	$0.37
Fourth quarter	$102.40	$68.56	$0.37
The following table sets forth the high and low sales prices per share of our Class B common stock for each quarter of 2015 and 2014 as reported by the New York Stock Exchange, as well as dividends paid in such quarter.

	High	Low	Dividends
2015
First quarter	$78.92	$71.49	$0.41
Second quarter	$79.14	$69.70	$0.41
Third quarter	$85.29	$64.40	$0.41
Fourth quarter	$95.74	$78.17	$0.41
2014
First quarter	$59.15	$50.95	$0.37
Second quarter	$75.54	$56.60	$0.37
Third quarter	$77.68	$66.95	$0.37
Fourth quarter	$77.93	$66.46	$0.37

The following table sets forth the high and low sales prices per share of our Class A exchangeable shares for each quarter of 2015 and 2014 as reported by the Toronto Stock Exchange, as well as dividends paid in such quarter.

	High		Low		Dividends
2015
First quarter	CAD	94.75	CAD	85.01	$0.41
Second quarter	CAD	99.08	CAD	88.85	$0.41
Third quarter	CAD	110.60	CAD	88.20	$0.41
Fourth quarter	CAD	125.64	CAD	113.03	$0.41
2014
First quarter	CAD	64.05	CAD	60.99	$0.37
Second quarter	CAD	82.11	CAD	66.00	$0.37
Third quarter	CAD	86.00	CAD	75.02	$0.37
Fourth quarter	CAD	88.88	CAD	81.00	$0.37
The following table sets forth the high and low sales prices per share of our Class B exchangeable shares for each quarter of 2015 and 2014 as reported by the Toronto Stock Exchange, as well as dividends paid in such quarter.

	High		Low		Dividends
2015
First quarter	CAD	98.25	CAD	84.95	$0.41
Second quarter	CAD	99.98	CAD	86.79	$0.41
Third quarter	CAD	112.28	CAD	86.14	$0.41
Fourth quarter	CAD	132.44	CAD	103.56	$0.41
2014
First quarter	CAD	66.00	CAD	56.50	$0.37
Second quarter	CAD	82.01	CAD	62.10	$0.37
Third quarter	CAD	87.00	CAD	75.76	$0.37
Fourth quarter	CAD	90.48	CAD	77.00	$0.37

PERFORMANCE GRAPH
The following graph compares our cumulative total stockholder return over the last five fiscal years with the Standard and Poor's 500 Index® ("S&P 500") and a customized index including MCBC, SABMiller, ABI, Carlsberg, Heineken and Asahi (the "Peer Group"). We have used a weighted-average based on market capitalization to determine the return for the Peer Group. The graph assumes $100 was invested on December 25, 2010 (the last trading day of our 2010 fiscal year) in our Class B common stock, the S&P 500 and the Peer Group, and assumes reinvestment of all dividends.

	2010	2011	2012	2013	2014	2015
Molson Coors	$100.00	$88.01	$89.01	$117.83	$159.89	$205.84
S&P 500	$100.00	$102.20	$116.58	$150.51	$171.10	$173.44
Peer Group(1)	$100.00	$103.13	$139.75	$160.95	$192.95	$242.18

(1)
The Peer Group represents the weighted-average based on market capitalization of the common stock of MCBC, SABMiller, ABI, Carlsberg, Heineken and Asahi. These securities are traded on various exchanges throughout the world.

Dividends
As a result of the pending Acquisition, we plan to maintain our current quarterly dividend of $0.41 per share as we pay down debt, and we will revisit our dividend policy once deleveraging is well underway.

Issuer Purchases of Equity Securities
In February 2015, our Board of Directors approved and authorized a new program to repurchase up to $1.0 billion of our Class A and Class B common stock with a program term of four years. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The number, price and timing of the repurchases will be at the Company’s sole discretion and will be evaluated depending on market conditions, liquidity needs or other factors. The Company’s Board of Directors may suspend, modify or terminate the program at any time without prior notice. This repurchase program replaces and supersedes any repurchase programs previously approved by the Board of Directors. Beginning in April 2015, under this program, we entered into accelerated share repurchase agreements (“ASRs”) with a financial institution. In exchange for up-front payments, the financial institution delivered shares of our common stock during the purchase periods of each ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, was determined at the end of the applicable purchase period of each ASR based on the volume weighted-average price of our common stock during that period.
Additionally, as a result of our pending Acquisition, we have suspended the share repurchase program. As we pay down debt we will revisit our share repurchase program once deleveraging is well underway.

Issuer Purchases of Equity Securities for the Quarter Ended December 31, 2015
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2015 - October 31, 2015	597,338	(1)	597,338
November 1, 2015 - November 30, 2015	—		—
December 1, 2015 - December 31, 2015	75,404	(1)	75,404
Total	672,742	$89.94	672,742	$850,000,000

(1)
Beginning in the second quarter of 2015 and through the fourth quarter of 2015, we purchased approximately 2 million shares of our Class B common stock under three separate ASRs for an aggregate of approximately $150 million. The average repurchase price paid per share for the fourth quarter 2015 transactions was $89.94 based on the total number of shares ultimately delivered and the up-front purchase price of $50.0 million under this ASR.

ITEM 6.    SELECTED FINANCIAL DATA
The table below summarizes selected financial information for the five years ended December 31, 2015. For further information, refer to our consolidated financial statements and notes thereto presented under Part II—Item 8 Financial Statements and Supplementary Data.

	2015	2014(3)	2013(1)(3)	2012(1)(2)(3)	2011(1)(3)
	(In millions, except per share data)
Consolidated Statements of Operations:
Net sales	$3,567.5	$4,146.3	$4,206.1	$3,916.5	$3,515.7
Net income from continuing operations attributable to MCBC	$355.6	$513.5	$565.3	$441.5	$674.0
Net income from continuing operations attributable to MCBC per share:
Basic	$1.92	$2.78	$3.09	$2.44	$3.65
Diluted	$1.91	$2.76	$3.07	$2.43	$3.62
Consolidated Balance Sheets:
Total assets	$12,276.3	$13,980.1	$15,560.5	$16,187.8	$12,414.1
Current portion of long-term debt and short-term borrowings	$28.7	$849.0	$586.9	$1,244.8	$46.9
Long-term debt	$2,908.7	$2,321.3	$3,193.4	$3,398.9	$1,905.2
Other information:
Dividends per share of common stock	$1.64	$1.48	$1.28	$1.28	$1.24

(1)
On November 14, 2013, our Board of Directors approved a resolution to change MCBC's fiscal year from a 52/53 week fiscal year to a calendar year. As such, our 2013 fiscal year end was extended from December 28, 2013, to December 31, 2013, with subsequent fiscal years beginning on January 1 and ending on December 31 of each year. The impact of the three additional days in fiscal year 2013 is immaterial to the consolidated financial statements. Fiscal year 2011 contained 53 weeks whereas fiscal year 2012 contained 52 weeks. Fiscal year 2013 included three additional days beyond 52 weeks due to the above mentioned fiscal year change.

(2)	Reflects activity as a result of our acquisition of StarBev Holdings S.a.r.l. on June 15, 2012.

(3)
Historical consolidated balance sheet figures have been adjusted for the adoption of ASU 2015-03: Interest - Imputation of Interest (ASC 835-30) - Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The adjustment is not material for any period. See Note 2, "New Accounting Pronouncements" for details.

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
Our Fiscal Year
Unless otherwise indicated, (a) all $ amounts are in U.S. Dollars ("USD"), (b) comparisons are to comparable prior periods, and (c) 2015 refers to the 12 months ended December 31, 2015, 2014 refers to the 12 months ended December 31, 2014, and 2013 refers to the period from December 30, 2012 through December 31, 2013. The impact of the three additional days in fiscal year 2013 is immaterial to the consolidated financial statements and is a result of changing our fiscal year from a 52/53 week fiscal year to a calendar year in 2013.
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

Pending Acquisition
On November 11, 2015, Anheuser-Busch InBev SA/NV’s (“ABI”) announced it had entered into a definitive agreement to acquire SABMiller plc (“SABMiller”). The resulting transaction (“ABI/SABMiller transaction”) is expected to be finalized in the second half of 2016 subject to ABI and SABMiller shareholder approval and various global regulatory approvals. Concurrently, on November 11, 2015, we entered into a purchase agreement (the “Purchase Agreement”) with ABI to acquire, contingent upon the closing of the ABI/SABMiller transaction, all of SABMiller’s 58% economic interest and 50% voting interest in MillerCoors and all trademarks, contracts and other assets primarily related to the Miller brand portfolio outside of the U.S. and Puerto Rico for $12.0 billion in cash, subject to downward adjustment as described in the Purchase Agreement (the “Acquisition”). Following the closing of the pending Acquisition, we will own 100% of the outstanding equity and voting interests of MillerCoors. The pending Acquisition is based on the terms and subject to the conditions set forth in the Purchase Agreement, as incorporated herein by reference as Exhibit 2.4 of Part IV Item 15.
Under the agreement, we will retain the rights to all of the brands currently in the MillerCoors portfolio for the U.S. and Puerto Rican markets, including import brands such as Peroni and Pilsner Urquell, as well as full ownership of the Miller brand portfolio outside of the U.S. and Puerto Rico. Additionally, in consolidating control of MillerCoors, we will further improve our scale and agility, benefit from significantly enhanced cash flows, and capture substantial operational synergies. The purchase of the Miller brand trademarks outside of the U.S. and Puerto Rico provides a strategic opportunity to leverage the iconic Miller trademark globally alongside Molson Coors’ trademarks for Coors and Staropramen and presents volume and profit growth opportunities for Molson Coors in both core markets, as well as emerging markets.
The pending Acquisition is expected to be funded through cash on hand and financed through a combination of debt and equity security issuances. Further, as we plan to elect to treat the Acquisition as an asset acquisition for U.S. tax purposes, we expect to receive substantial cash tax benefits for the first 15 years after completion. At this time, we anticipate this acquisition will close in the second half of 2016, subject to necessary regulatory approvals and contingent on the successful closing of the ABI/SABMiller transaction.
Executive Summary
We are one of the world's largest brewers and have a diverse portfolio of owned and partner brands, including core brands Carling, Coors Light, Molson Canadian and Staropramen, as well as craft and specialty beers such as Blue Moon, Creemore Springs, Cobra and Doom Bar. With centuries of brewing heritage, we have been crafting high-quality, innovative products with the purpose of delighting the world's beer drinkers and goal to be the first choice for our consumers and customers. Our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
In 2015, our net income from continuing operations attributable to MCBC, underlying after-tax earnings and EBITDA declined versus 2014 due to a number of challenges; however, we exceeded our targets for cost savings and cash generation and achieved positive net pricing in most of our major markets, excluding the impacts of changes in foreign currency exchange rates. Competitive challenges and weak consumer demand continued across some of our largest markets, but we continued to focus on building a stronger brand portfolio, delivering value-added innovation and strengthening our core brand positions through incremental marketing investments. Our focus on growing our above-premium segment continued this year as we completed the acquisitions of Saint Archer Brewing Company in the U.S. and the rights to the Rekorderlig cider brand in the U.K. and repatriated the rights to Staropramen in the U.K. We also expanded our global footprint within MCI through the acquisition of Mount Shivalik Breweries Ltd. ("Mount Shivalik") in India and our recent entrance into the Colombian market. We continued to improve our sales execution and revenue management capabilities, increase the efficiency of our operations, implement common systems and focus on generating higher returns for our invested capital, managing our working capital and delivering a greater return on investment for our shareholders. We grew our global above-premium volume, net pricing and sales mix. Our craft portfolio drove growth from Doom Bar in the U.K., Grandville Island in Canada and Blue Moon in the U.S. and U.K. Our emerging cider portfolio delivered strong growth, led by Molson Canadian Cider and Strongbow in Canada and Smith & Forge Hard Cider in the U.S. Volume challenges included Coors Light performance in Canada and the U.S., however, we continued to see strong performance of Coors Light in Europe and MCI.
2015 Financial Highlights:

•
Net income from continuing operations attributable to MCBC of $355.6 million, or $1.91 per diluted share, decreased 30.7% and underlying after-tax income of $700.4 million, or $3.76 per diluted share, decreased 8.9% from a year ago, primarily due to the impact of unfavorable movements in foreign currency rates and the loss of major business contracts this year. Additionally, net income from continuing operations attributable to MCBC was unfavorably impacted by incremental special charges in 2015 driven primarily by our initiatives focused on improving our supply chain network and building efficiencies across the business evidenced by our closure of two bottling lines in Canada, as well as the closure of our Alton and Plovdiv breweries in Europe and announced closures of the Eden brewery in the U.S. and the Vancouver brewery in Canada and we entered into a consultation process regarding our proposal to close the Burton South brewery in Europe. Underlying EBITDA decreased 9.5% compared to 2014, primarily due to a decrease in underlying income in Canada and Europe. Our underlying income excludes special and other non-core gains, losses and expenses that net to a $420.9 million pretax charge, as explained below.

•
Worldwide beer volume for MCBC in 2015 decreased 1.5% compared to 2014, primarily due to lower volumes in the U.S. and Canada, partially offset by increased volumes from MCI. Additionally, consolidated net sales decreased 14.0% compared to 2014, driven by negative impacts of changes in foreign currency exchange rates and lower volumes in Canada and the loss of the Heineken and Modelo contracts in Europe, partially offset by positive pricing in Europe.

•
We generated cash flow from operating activities of $696.4 million, representing a 45.3% decrease from $1,272.6 million in 2014 and a 40.4% decrease from $1,168.2 million in 2013. Underlying free cash flow in 2015 was $704.3 million, compared to $956.7 million in 2014, representing a decrease of 26.4%. The decreases in operating cash flow and underlying free cash flow are driven by unfavorable changes in foreign currency exchange rates, increased capital investments, higher cash paid for taxes and decreased distributions from our investment in MillerCoors, along with lower underlying income, after considering non-cash impairments and other non-cash add-backs. These increases were partially offset by a lower cash paid for interest and favorable impact of changes in net working capital.

•	Regional financial highlights:

•
In our Canada segment, we drove positive pricing, achieved significant cost savings and invested significantly behind our brands. Our income from continuing operations before income taxes in Canada decreased in 2015 compared to 2014 by 31.8% to $277.3 million, due to special charges recognized as a result of accelerated depreciation of two of our bottling lines, the impact of the loss of our Miller brands agreements, as well as cycling the income received from the termination of our MMI joint venture in 2014. Our 2015 underlying pretax income decreased by 16.6% to $304.5 million, primarily due to unfavorable foreign currency movements and incremental brand investments, as well as lower volumes.

•
In the U.S., MillerCoors grew net sales per hectoliter with positive pricing and mix, while also working to restore growth to Coors Light and Miller Lite, which both grew share of segment versus 2014. We increased our percentage of volume in the above premium segment and experienced continued growth of higher-margin brands like Redd’s, Blue Moon and Leinenkugel’s Shandy portfolio. Our 2015 equity income in MillerCoors decreased 8.1% to $516.3 million, driven by special charges recognized in 2015 related to the decision to close the Eden brewery, as well as the early settlement of a portion of MillerCoors' defined benefit pension plan liability. Underlying equity income in MillerCoors of $562.5 million for 2015 remained relatively flat to 2014, as positive pricing and mix and cost savings offset lower volumes and higher marketing investments.

•
In our Europe segment, we reported a loss from continuing operations before income taxes of $109.7 million, versus a loss of $111.9 million in 2014. The losses are attributable to an impairment charge of $275.0 million recognized related to indefinite-lived intangible brand assets, along with charges related to our supply chain initiatives and net termination charges in 2015, compared to an impairment charge of $360.0 million in 2014. Underlying income of $203.4 million decreased by 16.2%, compared to $242.7 million in 2014. The decrease in underlying income is entirely attributable to the negative impacts of unfavorable changes in foreign currency rates and the loss of the Heineken and Modelo contracts in 2015. Excluding these factors, our Europe segment grew volume, sales mix and gross margins. Further, lower supply chain costs and lower spending driven by efficiency in marketing investments partially offset by higher brand amortization expense contributed to positive underlying results. In addition to the core brand performances mentioned below, our above-premium brands performed well, with Coors Light, Doom Bar and our wider craft portfolio, including Franciscan Well, achieving strong growth in the year, as did Staropramen outside Czech Republic.

•
In our MCI segment, we drove significant growth in terms of volume, particularly in our Latin American markets including our entrance into the Colombian market at the end of 2015. We also significantly grew our volume in India and increased our presence in the Indian beer market through our acquisition of Mount Shivalik. Our 2015 loss from continuing operations before income taxes increased by 86.5% to $24.8 million driven by special charges and expenses associated with our decision to restructure our China business. Underlying pretax loss increased by 38.3% to $18.4 million primarily driven by unfavorable changes in foreign currency exchange rates and expenses related to our China business, partially offset by higher volume and lower marketing investment and general and administrative costs.

•	Core brand highlights:

•
Carling, the number one beer brand in the U.K. and the largest brand in our Europe segment, declined 3.6% in terms of volume in the year, primarily due to overall industry softness in the U.K., but gained share within its segment.

•
Coors Light global volume (including our proportional percentage of MillerCoors' Coors Light volumes) increased 0.3% in 2015 versus 2014, driven by strong performance in Europe and MCI, partially offset by declines in Canada and the U.S. due to continued competitive and industry pressures. In the U.S., Coors Light increased its share of the premium light segment and gained momentum in 2015 versus 2014, continued to show strong volume growth in the U.K., where it is our second largest brand, and is growing even faster in our Latin American markets, with double digit growth in 2015 versus 2014. Coors Light volume increased 0.8% in the fourth quarter of 2015 resulting from improved packing and advertising and incremental marketing investment.

•	Molson Canadian in Canada decreased in terms of volume and market share in 2015 due to continued competitive pressures in the segment.

•
Staropramen volume increased overall in 2015 versus 2014, mainly driven by strong growth in almost all countries outside of Czech Republic, Staropramen's primary market, and the international markets of Ukraine and Russia due to industry declines in these markets.

The following table highlights summarized components of our consolidated statements of operations for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, and provides a reconciliation of "underlying income", a non-GAAP measure, to its nearest U.S. GAAP measure. See Part II-Item 8 Financial Statements and Supplementary Data, “Consolidated Statements of Operations” for additional details of our U.S. GAAP results.

	For the years ended
	December 31, 2015	Change	December 31, 2014	Change	December 31, 2013
	(In millions, except percentages and per share data)
Volume in hectoliters	30.263	(0.6)%	30.445	(0.2)%	30.521
Net sales	$3,567.5	(14.0)%	$4,146.3	(1.4)%	$4,206.1
Net income attributable to MCBC from continuing operations	$355.6	(30.7)%	$513.5	(9.2)%	$565.3
Adjustments:
Special items, net(1)	346.7	6.9%	324.4	62.2%	200.0
42% of MillerCoors special items, net of tax(2)	46.2	N/M	0.6	(92.8)%	8.3
Acquisition, integration and financing related costs(3)	13.9	N/M	—	(100.0)%	10.7
Unrealized mark-to-market (gains) and losses(4)	14.1	N/M	3.7	(76.0)%	15.4
Other non-core items(5)	—	(100.0)%	(11.3)	(51.9)%	(23.5)
Tax effect on special and non-GAAP items(6)	(76.1)	22.0%	(62.4)	27.1%	(49.1)
Non-GAAP: Underlying income attributable to MCBC from continuing operations, net of tax	$700.4	(8.9)%	$768.5	5.7%	$727.1
Net income attributable to MCBC per diluted share from continuing operations	$1.91	(30.8)%	$2.76	(10.1)%	$3.07
Non-GAAP: Underlying net income attributable to MCBC per diluted share from continuing operations	$3.76	(9.0)%	$4.13	4.6%	$3.95
N/M = Not meaningful

(1)
See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" of the Notes to the Consolidated Financial Statements ("Notes") for additional information. Special items for the year ended December 31, 2015 includes accelerated depreciation expense of $49.4 million, and for the year ended December 31,

2014, includes accelerated amortization expense of $4.9 million and accelerated depreciation expense of $4.0 million, which are included in our adjustments to arrive at underlying EBITDA in the table below.

(2)
See "Results of Operations", "United States Segment" under the sub-heading "Special Items" in this section for additional information. The tax effect related to our share of MillerCoors special items in 2015 was immaterial and there was no tax effect related to our share of these charges in 2014 or 2013.

(3)
In connection with the pending Acquisition, we recognized transaction related fees of $6.9 million within marketing, general and administrative expenses in 2015. Additionally, on December 16, 2015 we entered into a Bridge Loan Agreement which provides for a 364-day bridge loan facility of up to $9.3 billion. In connection with the bridge loan, during the year ended December 31, 2015, we paid commitment fees of $49.2 million, which have been deferred within other current assets on the consolidated balance sheet as of December 31, 2015, and will be amortized to other income (expense) within the consolidated statement of operations over the 364-day term. For the year ended December 31, 2015, $6.9 million was amortized to other expense. Further, on December 16, 2015, we also entered into a Term Loan Agreement which provides for a 3-year and 5-year tranche of $1.5 billion for each loan, for an aggregate principal amount of $3.0 billion. In connection with the term loan, during the year ended December 31, 2015, we paid issuance fees of $8.3 million, which have been deferred within other assets on the consolidated balance sheet as of December 31, 2015, and will be amortized to interest expense within the consolidated statement of operations over the respective 3-year and 5-year term of each loan. For the year ended December 31, 2015, $0.1 million was amortized to interest expense. See Part II—Item 8 Financial Statements and Supplementary Data, Note 12, "Debt" of the Notes for additional information.

In connection with the our acquisition of StarBev Holdings S.a.r.l. ("StarBev") in 2012 (the "StarBev Acquisition"), we recognized fees in marketing, general and administrative expenses of $10.7 million in 2013, of which $2.3 million was recorded as depreciation expense in 2013.

(4)
The unrealized changes in fair value on our commodity swaps not designated in hedging relationships are recorded as cost of goods sold within our Corporate business activities. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. Related to these derivatives, we recorded unrealized losses of $14.1 million, $4.2 million and $2.7 million in 2015, 2014 and 2013, respectively.

Additionally, we issued a €500 million Zero Coupon Senior Unsecured Convertible Note ("Convertible Note") to StarBev L.P. (the "Seller") in conjunction with the closing of the StarBev Acquisition. The Convertible Note's embedded conversion feature was determined to meet the definition of a derivative required to be bifurcated and separately accounted for at fair value with changes in fair value recorded in earnings. In 2013, we recognized an unrealized loss of $5.4 million recorded as interest expense related to changes in the fair value of the conversion feature. On August 13, 2013, the Seller exercised the conversion feature at an agreed upon value of $14.4 million incremental to the Convertible Note's principal. Upon settlement, $0.8 million was recognized as the realized gain on settlement of the conversion feature, which was initially recorded as a liability of $15.2 million when issued in the second quarter of 2012. Additionally, within other income (expense), we recorded unrealized gains of $0.5 million and unrealized losses of $2.4 million during 2014 and 2013, respectively, related to foreign currency movements on this Convertible Note. We additionally recorded a net loss within other income (expense) of $4.9 million during 2013 related to foreign exchange contracts and cash positions entered into to hedge our risk associated with the payment of this foreign denominated debt. See Part II—Item 8 Financial Statements and Supplementary Data, Note 16, "Derivative Instruments and Hedging Activities" of the Notes for additional information.

(5)
In 2014, we recognized a gain of $11.3 million within marketing, general and administrative expenses related to the release of an indirect tax reserve recorded in conjunction with the initial purchase accounting for the StarBev Acquisition and is related to the settlement of certain local country regulatory matters associated with pre-acquisition periods.

In 2013, we recognized a net gain of $23.5 million within other income related to the sales of non-core investment assets. See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Other Income and Expense" of the Notes for additional information.

(6)
The effect of taxes on the adjustments used to arrive at underlying net income, a non-GAAP measure, is calculated based on applying the underlying full-year effective tax rate to underlying earnings, excluding special and non-core items. The effect of taxes on special and non-core items is calculated based on the statutory tax rate applicable to the item being adjusted for in the jurisdiction from which each adjustment arises. Additionally, the adjustment for 2014 includes an income tax benefit of $16.2 million recognized in the first quarter of 2014 related to the release of an income tax reserve recorded in conjunction with the initial purchase accounting for the StarBev Acquisition and is related to the settlement of certain local country regulatory matters associated with pre-acquisition periods.
The following table highlights summarized components of our consolidated statements of operations for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, and provides a reconciliation of "underlying EBITDA", a non-GAAP measure, to its nearest U.S. GAAP measure. See Part II-Item 8 Financial Statements and Supplementary Data, “Consolidated Statements of Operations” for additional details of our U.S. GAAP results.

	For the years ended
	December 31, 2015	Change	December 31, 2014	Change	December 31, 2013
	(In millions, except percentages and per share data)
Net income attributable to MCBC from continuing operations	$355.6	(30.7)%	$513.5	(9.2)%	$565.3
Add: Net income (loss) attributable to noncontrolling interests	3.3	(13.2)%	3.8	(26.9)%	5.2
Net income (loss) from continuing operations	$358.9	(30.6)%	$517.3	(9.3)%	$570.5
Adjustments:
Add: Interest expense (income), net	112.0	(16.2)%	133.7	(21.4)%	170.1
Add: Income tax expense (benefit)	51.8	(24.9)%	69.0	(17.9)%	84.0
Add: Depreciation and amortization	314.4	0.4%	313.0	(2.3)%	320.5
Adjustments included in underlying income(1)	374.7	18.3%	316.8	56.4%	202.6
Adjustments to arrive at underlying EBITDA(2)	(49.5)	N/M	(8.9)	15.6%	(7.7)
Adjustments to arrive at underlying EBITDA related to our investment in MillerCoors(3)	169.1	30.5%	129.6	0.9%	128.5
Non-GAAP: Underlying EBITDA	$1,331.4	(9.5)%	$1,470.5	0.1%	$1,468.5
N/M = Not meaningful

(1)	Includes adjustments to non-GAAP underlying income within the table above related to MCBC special and non-core items.

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

Worldwide Beer Volume
Worldwide beer volume (including adjacencies, such as cider) is composed of our financial volume, royalty volume and proportionate share of equity investment STRs. Financial volume represents owned beer brands sold to unrelated external customers within our geographical markets, net of returns and allowances. Royalty beer volume consists of our brands produced and sold by third parties under various license and contract-brewing agreements. Equity investment STR brand volume represents our ownership percentage share of volume in our subsidiaries accounted for under the equity method, including MillerCoors, and for 2014 and 2013 also includes Modelo Molson Imports, L.P. ("MMI"), our joint venture in Canada with Grupo Modelo S.A.B. de C.V. ("Modelo"). We finalized the termination of our MMI joint venture relationship in the first quarter of 2014. As such, our worldwide beer volume for the year ended December 31, 2014, includes our percentage share of volume in MMI through the transition period ended February 28, 2014. See Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Investments" of the Notes for further discussion.

The following table highlights summarized components of our sales volume for the years ended December 31, 2015, December 31, 2014, and December 31, 2013:

	For the years ended
	December 31, 2015	Change	December 31, 2014	Change	December 31, 2013
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	30.263	(0.6)%	30.445	(0.2)%	30.521
Royalty volume(1)	1.631	3.2%	1.580	16.8%	1.353
Owned volume	31.894	(0.4)%	32.025	0.5%	31.874
Proportionate share of equity investment STR	26.211	(2.7)%	26.939	(3.3)%	27.864
Total worldwide beer volume	58.105	(1.5)%	58.964	(1.3)%	59.738

(1)	Includes MCI segment royalty volume that is primarily in Russia, Ukraine and Mexico, and Europe segment royalty volume in Republic of Ireland.
Our worldwide beer volume decreased in 2015 compared to 2014, primarily due to lower volumes in Canada and the U.S., partially offset by increased volumes from MCI. Worldwide beer volume decreased in 2014 compared to 2013, primarily due to lower volumes in the U.S. and Canada, partially offset by increased volumes from MCI.
Net Sales
The following table highlights the drivers of change in net sales for the year ended December 31, 2015, versus December 31, 2014 by segment (in percentages) and excludes Corporate net sales revenue for our water resources and energy operations in the state of Colorado:

	Sales Volume	Price, Product and Geography Mix	Currency	Other	Total
Consolidated	(0.6)%	(1.6)%	(11.8)%	—%	(14.0)%
Canada	(4.7)%	2.5%	(13.4)%	(0.1)%	(15.7)%
Europe	(0.3)%	(2.0)%	(10.7)%	—%	(13.0)%
MCI	20.0%	(18.0)%	(9.5)%	—%	(7.5)%

The following table highlights the drivers of change in net sales for the year ended December 31, 2014, versus December 31, 2013 by segment (in percentages) and excludes Corporate net sales revenue for our water resources and energy operations in the state of Colorado:

	Sales Volume	Price, Product and Geography Mix	Currency	Other	Total
Consolidated	(0.2)%	0.5%	(1.7)%	—%	(1.4)%
Canada	(3.1)%	1.9%	(6.5)%	—%	(7.7)%
Europe	(0.3)%	1.0%	2.7%	—%	3.4%
MCI	21.2%	(3.7)%	(3.9)%	—%	13.6%
Cost Savings Initiatives
Cost reductions across our company in 2015 exceeded our targets and totaled more than $60 million, driven by our Canada and Europe segments. MillerCoors delivered incremental cost savings in 2015 of approximately $88 million, of which our 42% share is approximately $37 million.
Depreciation and Amortization
Depreciation and amortization expense was $314.4 million in 2015, a slight increase of $1.4 million compared to 2014, primarily due to increased amortization of our intangible assets as a result of reclassifying certain brands in our Europe segment to definite-lived as well as accelerated depreciation related to bottling line and announced brewery closures, partially offset by the impact of changes in foreign currency rates. Depreciation and amortization expense was $313.0 million in 2014, a decrease of $7.5 million compared to 2013, primarily due to decreased amortization of our intangible assets, as well as the impact of changes in foreign currency rates.
Income Taxes
Our effective tax rate was approximately 13% in 2015, 12% in 2014 and 13% in 2013. Our effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our foreign businesses, driven by lower statutory income tax rates and tax planning impacts on statutory taxable income, and favorable resolution of unrecognized tax benefits. The 2015 effective tax rate slightly increased versus 2014 due to a lower amount of unrecognized tax benefits released during 2015, as well as increased valuation allowances against net operating losses recognized in 2015. These increases were partially offset by the tax benefits associated with the renewal application of our bilateral advanced pricing agreement ("BAPA") between the U.S. and Canada tax authorities, which was formally submitted during the first quarter of 2015. Our 2015 underlying effective tax rate, a non-GAAP measure, remained consistent with 2014 and 2013. See table below for the reconciliation of our underlying effective tax rate to its nearest U.S. GAAP measure.

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
Effective tax rate	13%	12%	13%
Adjustments:
Tax impact of special and non-core items	2%	3%	2%
Non-GAAP: Underlying effective tax rate	15%	15%	15%
Additionally, our unrecognized tax benefits decreased by $20.3 million in 2015, primarily driven by the expiration of certain statutes of limitations and foreign exchange rate movements. See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Income Tax" of the Notes for further discussion.
Discontinued Operations
Discontinued operations are associated with the formerly-owned Cervejarias Kaiser Brasil S.A. ("Kaiser") business in Brazil and the related indemnity obligations to FEMSA Cerveza S.A. de C.V. ("FEMSA") related to purchased tax credits and other tax, civil and labor issues. See Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" of the Notes for further discussion.

Results of Operations
Canada Segment

	For the years ended
	December 31, 2015	Change	December 31, 2014	Change	December 31, 2013
	(In millions, except percentages)
Volume in hectoliters	7.692	(4.7)%	8.075	(3.1)%	8.332
Sales	$1,994.2	(15.6)%	$2,363.4	(8.2)%	$2,575.1
Excise taxes	(482.7)	(15.2)%	(569.5)	(9.8)%	(631.3)
Net sales	1,511.5	(15.7)%	1,793.9	(7.7)%	1,943.8
Cost of goods sold	(861.6)	(15.7)%	(1,021.6)	(7.5)%	(1,104.3)
Gross profit	649.9	(15.8)%	772.3	(8.0)%	839.5
Marketing, general and administrative expenses	(355.6)	(13.8)%	(412.5)	(7.9)%	(448.0)
Special items, net(1)	(27.2)	(165.1)%	41.8	N/M	(30.7)
Operating income (loss)	267.1	(33.5)%	401.6	11.3%	360.8
Other income (expense), net	10.2	96.2%	5.2	108.0%	2.5
Income (loss) from continuing operations before income taxes	$277.3	(31.8)%	$406.8	12.0%	$363.3
Adjusting items:
Special items, net(1)	27.2	(165.1)%	(41.8)	N/M	30.7
Other non-core items	—	—%	—	(100.0)%	(1.2)
Non-GAAP: Underlying pretax income (loss)	$304.5	(16.6)%	$365.0	(7.1)%	$392.8
N/M = Not meaningful

(1)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" of the Notes for detail of special items.
Significant events
During 2015, we continued our ongoing assessment of our supply chain strategies in order to align with our cost saving objectives. As part of this process, in October 2015, we entered into an agreement to sell the Vancouver brewery, with the intent to use the proceeds from the sale to help fund the construction of an efficient and flexible brewery in British Columbia. The sale has not yet closed and is anticipated to be completed by the end of the first quarter of 2016. In conjunction with the sale, we agreed to lease back the existing property to continue operations on an uninterrupted basis while the new brewery is being constructed. We believe the decision to sell the brewery will help optimize the western Canada brewery network and allow for greater flexibility and future cost savings. We incurred accelerated depreciation charges in excess of normal depreciation associated with the planned brewery closure of $1.2 million during the fourth quarter of 2015. We expect to incur additional charges, including estimated accelerated depreciation charges of approximately Canadian Dollar ("CAD") 20 million, through final closure of the brewery which is currently anticipated to occur near the end of 2018. These ongoing charges, along with the estimated future gain on the sale of the property of approximately CAD 144 million, will be recorded as special items. We also expect to incur significant capital expenditures associated with the construction of the new brewery, most of which we expect to be funded with the proceeds from the sale of the Vancouver brewery.
Also as a result of the ongoing strategic review of our Canadian supply chain network and the overall shift in consumer preference toward can package consumption in Canada, in the third quarter of 2015 we concluded that a bottling line in the Vancouver brewery could no longer be utilized, and in the second quarter of 2015 we concluded that a bottling line in our Toronto brewery could no longer be utilized. We accordingly recorded charges within special items related to the abandonment of these assets. See below "Special items, net" for further details. We will continue to evaluate our supply chain network and seek opportunities for further efficiencies and cost savings, and we therefore may incur additional restructuring related charges in the future.
In April 2014, the Ontario Premier's Advisory Council on Government Assets (the "Council") began a review that included evaluating the beer retailing and distribution system in Ontario, for which BRI is the primary beer retail and distribution channel. In April 2015, as a result of this review and our negotiations with the Council, we, along with the other owners of BRI, agreed, in principle and subject to entry into definitive binding documents, to enter into a new beer framework agreement (the "New Framework") with the Province of Ontario. The associated Master Framework Agreement was subsequently executed by all parties on September 22, 2015, and became effective as of January 1, 2016. The New Framework is designed to further enhance the overall beer retail and distribution system within Ontario, as well as provide easier access to market for small brewers. The New Framework includes the implementation of an additional CAD 100.0 million annual tax on all beer volume sold in Ontario, which will be phased in over four years beginning January 1, 2016. Additionally, with the exception of adjustments for increases in annual inflation, we, along with the other largest brewer in Ontario, will have restrictions on price increases for certain packaging types of the largest Ontario brands until the second quarter of 2017. The New Framework is also intended to increase convenience and choice available for consumers by increasing the number and types of outlets where beer is sold (including introducing beer sales to a specified number of grocery stores and standalone outlets), increasing the required level of shelf space allocated to small brewers in retail outlets, as well as allowing for incremental packaging options at the Liquor Control Board of Ontario ("LCBO") and agents of the LCBO. The New Framework also provides qualifying licensees (restaurants and bars) the ability to purchase beer at BRI retail outlets at the same price as retail consumers. Further, BRI has committed to invest CAD 100.0 million of capital spending through 2018, 80% of which will be directed toward enhancements to the purchasing experience for consumers. The New Framework also incorporates many of the proposed changes to the BRI ownership structure that were announced in January 2015, allowing all other Ontario brewers, regardless of size, to participate in the ownership and governance of BRI (see Note 4, "Investments"). We continue to evaluate and are beginning to implement actions to mitigate any adverse impacts to our Canada segment that may result from the adoption of the New Framework. Additionally, in the fourth quarter of 2014, we became aware of a legal dispute related to BRI which could result in an adverse impact to our future results. See Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" of the Notes for further discussion.
In the fourth quarter of 2014, we entered into an agreement with Miller Brewing Company ("Miller") for the accelerated termination of our license agreement, effective March 2015, under which we had exclusive rights to distribute certain Miller products in Canada. As a result, beginning in the second quarter of 2015 we no longer distribute the Miller brands in Canada, which has adversely impacted our volume and sales prospectively. We recognized net sales related to the License Agreement of $11.5 million, $79.5 million and, $92.3 million for 2015, 2014 and 2013, respectively.
Further, we finalized the termination of our MMI joint venture relationship in the first quarter of 2014. As such, our results for the year ended December 31, 2014, include our percentage share of the MMI results through the transition period ended February 28, 2014. See Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Investments" and Note 11, "Goodwill and Intangible Assets" of the Notes for further discussion of these matters impacting our Canada business.
Foreign currency impact on results
During 2015, the Canadian Dollar ("CAD") depreciated versus the USD on an average basis, resulting in a decrease of $34.3 million and $39.3 million to our 2015 USD earnings before income taxes and USD underlying pretax income, respectively. During 2014, the CAD depreciated against the USD on an average basis, resulting in a decrease of $22.9 million and $18.0 million to our 2014 USD earnings before income taxes and USD underlying pretax income, respectively. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transaction gains and losses is recorded within other income (expense).
Volume and net sales
STRs decreased 6.0% in 2015 compared to 2014, driven by the impact of the loss of the Miller brand agreement, a weak economy and increased competitor promotional activity. Canadian beer industry STRs increased slightly in 2015 compared to 2014; however, our market share declined on a full-year basis. Sales volume decreased in 2015 compared to 2014, due to the termination of the Miller brand agreement and increased competitive pressure on our core brands. Net sales per hectoliter increased 2.5% in local currency in 2015 compared to 2014, driven by favorable pricing.
STRs decreased 4.7% in 2014 compared to 2013, driven by the termination of the MMI joint venture, decline in the overall industry, weak economic factors, increased competitor promotional activity and unfavorable weather across key regions in 2014. The Canadian beer industry STRs decreased in 2014 compared to calendar year 2013. Our market share also declined on a full-year basis. Sales volume decreased in 2014 compared to 2013, due to continued industry softness and increased competitive pressure on our core brands. Net sales per hectoliter increased 1.8% in local currency in 2014 compared to 2013, driven by favorable pricing and mix shift to higher priced brands and packages.
Cost of goods sold
Cost of goods sold per hectoliter increased 2.5% in local currency in 2015 compared to 2014, driven by input inflation, negative foreign currency impacts, fixed-cost deleverage and sales mix shift toward higher-cost brands and packages. These factors were partially offset by cost savings.

Cost of goods sold per hectoliter increased 2.3% in local currency in 2014 compared to 2013, driven by input inflation and fixed-cost deleverage, the termination of the Modelo joint venture, sales mix shift toward higher-cost brands and packages, and increased promotional packaging expense. These factors were partially offset by cost savings. Under the MMI arrangement, we recognized equity earnings within cost of goods sold of $0.7 million and $11.7 million during the years ended 2014 and 2013, respectively.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased slightly in local currency in 2015 compared to 2014, driven by cost savings, partially offset by higher marketing spending.
Marketing, general and administrative expenses decreased 1.4% in local currency in 2014 compared to 2013, driven by cost savings, partially offset by higher marketing spending and incentive compensation, as well as cycling administrative cost recoveries from MMI. During the years ended 2014 and 2013, MCC recognized administrative cost recoveries under our agency and services agreement with MMI of $0.7 million and $6.8 million, respectively. Marketing spend and related recoveries under this agreement had zero impact on our results for all periods presented.
Special items, net
During 2015, we incurred $15.7 million of charges related to the closure of a bottling line within our Vancouver brewery, including $15.4 million of accelerated depreciation associated with this bottling line. Additionally, we incurred $8.2 million of charges related to the closure of a bottling line within our Toronto brewery, including $7.9 million of accelerated depreciation associated with this bottling line. The decisions to close these bottling lines were made as part of an ongoing strategic review of our Canadian supply chain network and the overall shift in consumer preference toward can package consumption in Canada. Separately, we recorded $1.2 million of accelerated depreciation in excess of normal depreciation associated with the planned closure of the Vancouver brewery. Results also include special charges related to restructuring activities of $2.1 million incurred during 2015.
During the third quarter of 2014 and fourth quarter of 2013, we recognized impairment charges related to our definite-lived intangible asset associated with our license agreement with Miller in Canada. See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Goodwill and Intangible Assets" of the Notes for further discussion.
During the first quarter of 2014, we finalized the termination of our MMI joint venture and concurrently recognized a charge of $4.9 million for the accelerated amortization of the remaining carrying value of our definite-lived intangible asset associated with the agreement, as well as recorded income of $63.2 million for the payment received upon termination. See Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Investments" of the Notes for further discussion.

United States Segment

	For the years ended
	December 31, 2015	Change	December 31, 2014	Change	December 31, 2013
	(In millions, except percentages)
Volumes in hectoliters(1)	70.604	(2.9)%	72.701	(2.1)%	74.274
Sales	$8,822.2	(1.9)%	$8,990.4	0.2%	$8,969.8
Excise taxes	(1,096.7)	(4.0)%	(1,142.0)	(2.3)%	(1,169.0)
Net sales	7,725.5	(1.6)%	7,848.4	0.6%	7,800.8
Cost of goods sold	(4,547.5)	(4.1)%	(4,743.8)	0.4%	(4,723.7)
Gross profit	3,178.0	2.4%	3,104.6	0.9%	3,077.1
Marketing, general and administrative expenses	(1,828.7)	4.1%	(1,755.9)	(0.8)%	(1,769.9)
Special items, net	(110.1)	N/M	(1.4)	(92.9)%	(19.8)
Operating income	1,239.2	(8.0)%	1,347.3	4.7%	1,287.4
Interest income (expense), net	(1.6)	45.5%	(1.1)	(31.3)%	(1.6)
Other income (expense), net	5.7	3.6%	5.5	175.0%	2.0
Income from continuing operations before income taxes and noncontrolling interests	1,243.3	(8.0)%	1,351.7	5.0%	1,287.8
Income tax expense	(4.7)	(23.0)%	(6.1)	56.4%	(3.9)
Income from continuing operations	1,238.6	(8.0)%	1,345.6	4.8%	1,283.9
Net income attributable to noncontrolling interests	(20.8)	7.2%	(19.4)	44.8%	(13.4)
Net income attributable to MillerCoors	$1,217.8	(8.2)%	$1,326.2	4.4%	$1,270.5
Adjusting items:
Special items, net of tax	109.9	N/M	1.4	(92.9)%	19.8
Non-GAAP: Underlying net income attributable to MillerCoors	$1,327.7	—%	$1,327.6	2.9%	$1,290.3
N/M = Not meaningful

(1)	Includes contract brewing and company-owned distributor sales, which are excluded from our worldwide beer volume calculation.

The following represents our proportionate share of MillerCoors' net income reported under the equity method:

	For the years ended
	December 31, 2015	Change	December 31, 2014	Change	December 31, 2013
	(In millions, except percentages)
Net income attributable to MillerCoors	$1,217.8	(8.2)%	$1,326.2	4.4%	$1,270.5
MCBC economic interest	42%		42%		42%
MCBC proportionate share of MillerCoors net income	511.5	(8.2)%	557.0	4.4%	533.6
Amortization of the difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(1)	4.6	—%	4.6	—%	4.6
Share-based compensation adjustment(1)	0.2	—%	0.2	(75.0)%	0.8
Equity Income in MillerCoors	$516.3	(8.1)%	$561.8	4.2%	$539.0
Adjusting items:
MCBC proportionate share of MillerCoors special items, net of tax	46.2	N/M	0.6	(92.8)%	8.3
Non-GAAP Equity Income in MillerCoors	$562.5	—%	$562.4	2.8%	$547.3
N/M = Not meaningful

(1)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Investments" of the Notes, for a detailed discussion of these equity method adjustments.
The discussion below highlights the MillerCoors results of operations for the year ended December 31, 2015, versus the year ended December 31, 2014, and for the year ended December 31, 2014, versus the year ended December 31, 2013.
Significant events
During the third quarter of 2015, MillerCoors announced plans to close its brewery in Eden, North Carolina, in an effort to optimize the brewery footprint and streamline operations for greater efficiency. Products currently produced in Eden will be transitioned to other breweries in the MillerCoors network, and the Eden brewery is anticipated to be closed in September 2016. As a result of the announcement of the planned brewery closure, MillerCoors recognized $67.7 million of charges during the second half of 2015 as special items, of which $61.3 million related to accelerated depreciation of brewery assets. MillerCoors will continue to incur special charges during each reporting period through the planned closure of the brewery in September 2016. Total special charges associated with the planned Eden closure are expected to be approximately $150 million to $200 million, consisting primarily of accelerated depreciation and asset write-offs. However, this estimated range contains significant uncertainty, and actual results could differ materially from these estimates due to uncertainty regarding the ultimate net cost associated with the disposition of assets, restructuring charges, contract termination costs, and other costs associated with the planned closure. Additionally, during the third quarter of 2015, MillerCoors announced the acquisition of Saint Archer Brewing Company, a craft brewery, which was completed in the fourth quarter of 2015.
Volume and net sales
Domestic STRs declined 2.6% in 2015 compared to 2014, driven by declines in both the economy and premium light portfolios, partially offset by growth in Redd's, Blue Moon, Leinenkugel's and Coors Banquet.
Total STWs volume declined 2.9% in 2015 compared to 2014. Domestic STWs decreased 2.9% versus 2014, driven by the decline in STRs, and contract brewing volume decreased 2.5%.
Domestic net sales per hectoliter increased 1.5% in 2015 compared to 2014, driven by favorable net pricing and positive sales mix. Total net sales per hectoliter, including contract brewing and company-owned distributor sales, increased 1.4% in 2015 compared to 2014.
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
Cost of goods sold
Cost of goods sold per hectoliter decreased 1.3% in 2015 compared to 2014, driven by lower aluminum, malt, corn and fuel pricing, along with supply chain cost savings. These factors were partially offset by brewery and freight inflation and fixed- cost absorption due to lower volumes.
Cost of goods sold per hectoliter increased 2.6% in 2014 compared to 2013, driven by commodity and brewery inflation, lower fixed-cost absorption, and higher costs associated with brand innovation.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 4.1% in 2015 compared to 2014, driven by higher brand and information technology investments.
Marketing, general and administrative expenses decreased slightly in 2014 compared to 2013, driven primarily by cost reductions, lower pension expenses and promotional spending, partially offset by increased brand investments.
Special items, net
During 2015, MillerCoors recognized $61.3 million of accelerated depreciation charges and $6.4 million of severance and other charges resulting from the planned closure of the Eden brewery. Additionally, MillerCoors also recorded special charges of $42.4 million related to an early settlement of a portion of its defined benefit pension plan liability.
During 2014, MillerCoors recognized special charges of $1.4 million related to restructuring activities.
During 2013, MillerCoors recognized special charges of $17.2 million related to restructuring activities and $2.6 million related to asset write-offs associated with a business transformation project.
Other information
MillerCoors distributes its excess cash to its owners, SABMiller and MCBC, on a 58% - 42% basis, respectively. As of December 31, 2015, and December 31, 2014, MillerCoors had cash of $15.6 million and $9.3 million, respectively. As of December 31, 2015, and December 31, 2014, MillerCoors had total debt of $2.0 million and $1.7 million, respectively. There are no restrictions from external sources on its ability to make cash distributions to its owners.
MillerCoors recognized $358.4 million, $311.1 million and $291.5 million of depreciation and amortization during 2015, 2014 and 2013, respectively. A total of $61.3 million of the 2015 depreciation charges represent accelerated depreciation due to the planned closure of the Eden brewery.
MillerCoors contributed $110.4 million (our 42% share was $46.4 million) to its defined benefit pension plans in 2015. For 2016, MillerCoors' contributions to its defined benefit pension plans are expected to be approximately $90 million to $110 million (our 42% share is approximately $38 million to $46 million), which are not included in our contractual cash obligations.

Europe Segment

	For the years ended
	December 31, 2015	Change	December 31, 2014	Change	December 31, 2013
	(In millions, except percentages)
Volume in hectoliters(1)	21.014	(0.3)%	21.083	(0.3)%	21.146
Sales(1)	$2,959.6	(12.5)%	$3,384.1	3.6%	$3,265.4
Excise taxes	(1,044.7)	(11.8)%	(1,183.8)	4.1%	(1,137.1)
Net sales(1)	1,914.9	(13.0)%	2,200.3	3.4%	2,128.3
Cost of goods sold	(1,193.0)	(13.3)%	(1,375.8)	1.3%	(1,357.5)
Gross profit	721.9	(12.4)%	824.5	7.0%	770.8
Marketing, general and administrative expenses	(519.3)	(9.4)%	(573.1)	0.6%	(569.5)
Special items, net(2)	(313.1)	(14.4)%	(365.9)	112.2%	(172.4)
Operating income (loss)	(110.5)	(3.5)%	(114.5)	N/M	28.9
Interest income(3)	3.9	(11.4)%	4.4	(10.2)%	4.9
Other income (expense), net	(3.1)	72.2%	(1.8)	N/M	0.5
Income (loss) from continuing operations before income taxes	$(109.7)	(2.0)%	$(111.9)	N/M	$34.3
Adjusting items:
Special items, net(2)	313.1	(14.4)%	365.9	112.2%	172.4
Acquisition and integration related costs	—	—%	—	(100.0)%	6.6
Other non-core items	—	(100.0)%	(11.3)	N/M	—
Non-GAAP: Underlying pretax income (loss)	$203.4	(16.2)%	$242.7	13.8%	$213.3
N/M = Not meaningful

(1)
Reflects gross segment sales and for 2015, 2014 and 2013 includes intercompany sales to MCI of 0.056 million hectoliters, 0.057 million hectoliters and 0.066 million hectoliters, respectively, and $4.4 million, $5.3 million and $4.8 million of net sales, respectively. The offset is included within MCI cost of goods sold. These amounts are eliminated in the consolidated totals.

(2)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" of the Notes for detail of special items.

(3)	Interest income is earned on trade loans to on-premise customers exclusively in the U.K. and is typically driven by note receivable balances outstanding from period to period.
Significant events
During 2015, we continued our ongoing assessment of our European supply chain strategies in order to align with our cost saving objectives. As part of this continued strategic review of our European supply chain network, in the fourth quarter of 2015, management announced that we entered into a consultation process regarding our proposal to close of our Burton South brewery in the U.K. to consolidate production within our recently modernized Burton North brewery. Additionally, during the fourth quarter of 2015, we closed our Plovdiv brewery in Bulgaria. These announcements follow the closure of the Alton brewery in the U.K., which was completed during the second quarter of 2015. As a result of these closures, we incurred charges which were recorded within special items, including accelerated depreciation, and expect to incur additional charges as discussed further below. We will continue to evaluate our supply chain network and seek opportunities for further efficiencies and cost savings, and we therefore may incur additional restructuring related charges in the future related to these activities.
In the third quarter of 2015, we purchased the Rekorderlig cider brand distribution rights in the U.K. and Ireland and also sold our U.K. malting facility. In the second quarter of 2015, we terminated our distribution agreement with Carlsberg whereby it held the exclusive distribution rights for the Staropramen brand in the U.K., which gave us the exclusive distribution rights for the Staropramen brand in the U.K. at the end of 2015. We believe these transactions will play a key role in transforming our portfolio, give us high-potential to grow our business in key markets and mitigate the impact of contract losses related to the distribution of the Modelo brands in the U.K. which expired as of December 31, 2014, and the termination of our contract brewing arrangement with Heineken in the U.K. which became effective at the end of April 2015.
Additionally, during the first quarter of 2015 and fourth quarter of 2014, we received assessments from a local country regulatory authority in Europe. While we intend to vigorously challenge the validity of the assessments and defend our position, if the assessments, as issued, are ultimately upheld, they could materially affect our results of operations. See Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" of the Notes for further discussion.
Further, in 2015, 2014 and 2013 we recorded impairment charges for certain indefinite-lived intangible brands primarily driven by continued macroeconomic challenges, and have reclassified these brands to definite-lived. See "Special items, net" below for more details.
Foreign currency impact on results
Our Europe segment operates in numerous countries within Europe, and each country's operations utilize distinct currencies. During 2015, foreign currency movements increased our Europe USD loss from continuing operations before income taxes by $24.0 million, and reduced USD underlying pretax income by $25.4 million. During 2014, foreign currency movements reduced our Europe USD loss from continuing operations before income taxes by $8.8 million, and increased USD underlying pretax income by $7.7 million. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional gains and losses is recorded within other income (expense).
Volume and net sales
Sales volume decreased slightly in 2015 compared to 2014, due to the loss of the Modelo brands in the U.K. in 2015, offset by strong growth in Romania and Croatia.
Net sales per hectoliter decreased 2.0% in local currency in 2015 compared to 2014, primarily due to the loss of contract brewing revenue and the Modelo brands in the U.K.
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
Cost of goods sold
Cost of goods sold per hectoliter decreased 2.9% in local currency in 2015 compared to 2014, primarily driven by the elimination of Modelo brand costs and lower contract brewing volume in the U.K., along with positive supply chain performance.
Cost of goods sold per hectoliter decreased 1.1% in local currency in 2014 compared to 2013, primarily driven by lower supply chain and distribution costs offsetting negative mix impact.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 2.8% in local currency in 2015 compared to 2014, driven by the release of a regulatory reserve in the third quarter of 2014 and an $11.3 million non-core gain recognized in the first quarter of 2014 related to the favorable resolution of an indirect-tax audit, along with severance costs and higher brand amortization expense in 2015.
Marketing, general and administrative expenses decreased 1.4% in local currency in 2014 compared to 2013, driven by cost savings, the release of a regulatory reserve in the third quarter of 2014 and a non-core gain related to the favorable resolution of an indirect-tax reserve during the fourth quarter 2014, partially offset by higher investment behind core brands and innovation.
Special items, net
During the third quarter of 2015, we identified impairment indicators as it pertains to indefinite-lived intangible assets related to certain European brands driven by key changes to our underlying assumptions supporting the value of the brands. Specific changes include underperformance through the 2015 peak season driving a downward shift in management's forecasts, along with challenging macroeconomic and competitive conditions that we no longer expect to subside in the near term. As a result, we recorded an aggregate impairment charge of $275.0 million within special items in the third quarter of 2015 and reclassified the brands to definite-lived intangible assets. This followed impairment charges of indefinite-lived brand assets of $360.0 million and $150.9 million in 2014 and 2013, respectively. See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Goodwill and Intangible Assets" of the Notes for further discussion.
As part of our continued strategic review of our European supply chain network, in the fourth quarter of 2015, we entered into a consultation process regarding the proposal to close our Burton South brewery in the U.K. to consolidate production within our recently modernized Burton North brewery. As a result, we incurred accelerated depreciation charges related to the announced proposed Burton South brewery closure in excess of our normal depreciation associated with this brewery of $1.4 million. We expect to incur future accelerated depreciation in excess of our normal depreciation of approximately GBP 9 million related to the Burton South brewery from the first quarter of 2016 through the third quarter of 2017. Also, in the fourth quarter of 2015, we closed our Plovdiv brewery in Bulgaria resulting in $2.1 million of asset abandonment related special charges, including accelerated depreciation in excess of our normal depreciation of $1.0 million as it pertains to this brewery.
Additionally, as part of this review, during the second quarter of 2015, we completed the closure of the Alton brewery in the U.K. which closing process began in the fourth quarter for 2014. As a result, in 2015 we incurred asset abandonment related special charges associated with this closure of $24.0 million, including accelerated depreciation in excess of our normal depreciation associated with this brewery of $21.8 million. In 2014, we incurred accelerated depreciation in excess of our normal depreciation associated with this brewery of $4.0 million.
We do not expect to incur future accelerated depreciation on the Alton and Plovdiv breweries. We may recognize other asset-related charges or benefits related to these breweries, which cannot currently be estimated and will be recorded within special items. See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" of the Notes for further discussion.
Molson Coors International Segment

	For the years ended
	December 31, 2015	Change	December 31, 2014	Change	December 31, 2013
	(In millions, except percentages)
Volume in hectoliters(1)	1.613	20.0%	1.344	21.2%	1.109
Sales	$177.0	(3.9)%	$184.2	13.2%	$162.7
Excise taxes	(32.5)	16.5%	(27.9)	11.2%	(25.1)
Net sales	144.5	(7.5)%	156.3	13.6%	137.6
Cost of goods sold(2)	(98.6)	2.2%	(96.5)	13.5%	(85.0)
Gross profit	45.9	(23.2)%	59.8	13.7%	52.6
Marketing, general and administrative expenses	(63.9)	(12.6)%	(73.1)	6.1%	(68.9)
Special items, net(3)	(6.4)	N/M	—	(100.0)%	4.4
Operating income (loss)	(24.4)	83.5%	(13.3)	11.8%	(11.9)
Other income (expense), net	(0.4)	N/M	—	(100.0)%	0.1
Income (loss) from continuing operations before income taxes	$(24.8)	86.5%	$(13.3)	12.7%	$(11.8)
Adjusting items:
Special items, net(3)	6.4	N/M	—	(100.0)%	(4.4)
Non-GAAP: Underlying pretax income (loss)	$(18.4)	38.3%	$(13.3)	(17.9)%	$(16.2)
N/M = Not meaningful

(1)	Excludes royalty volume of 1.458 million hectoliters, 1.351 million hectoliters and 1.141 million hectoliters in 2015, 2014 and 2013, respectively.

(2)
Reflects gross segment amounts and for 2015, 2014 and 2013 includes intercompany cost of goods sold from Europe of $4.4 million, $5.3 million and $4.8 million, respectively. The offset is included within Europe net sales. These amounts are eliminated in the consolidated totals.

(3)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" of the Notes for detail of special items.
Significant events
In accordance with our strategy to increase our international portfolio and deepen our reach into the rapidly growing India beer market, MCI acquired Mount Shivalik, a regional brewer, during the second quarter of 2015. As part of the transaction, MCI acquired Mount Shivalik's entire brand portfolio, including the leading strong-beer brand Thunderbolt, and assumed direct control over brewing operations. The acquisition of Mount Shivalik added two breweries and more than doubled our brewing capacity in India, which is in line with our strategy to grow our regional brand portfolio in India. We believe this acquisition will result in a powerful combination of industry leading brewing expertise, brand reach and operational efficiency that will allow us to accelerate the growth of our brands within the India market. Additionally, during the second quarter of 2015, we announced our decision to substantially restructure our business in China and consequently recognized employee-related and asset write-off charges.
Foreign currency impact on results
Our MCI segment operates in numerous countries around the world and each country's operations utilize distinct currencies. Foreign currency movements unfavorably impacted both MCI's USD loss before income taxes and USD underlying pretax loss by $4.3 million for 2015. MCI's results were insignificantly impacted by foreign currency movements in 2014. The impact of transactional foreign currency gains and losses is recorded within other income (expense).
Volume and net sales
Total sales volume including royalty volumes increased 14.0% and sales volume excluding royalty volume increased by 20.0% in 2015 compared to 2014, due to volume growth in India from strong performance of our existing business and our acquisition of Mount Shivalik during the second quarter of 2015, along with Coors Light growth in Latin America including our latest launch in Colombia.
Net sales per hectoliter decreased 23.0% in 2015 compared to 2014, primarily due to sales mix changes and foreign currency movements.
Total sales volume including royalty volumes increased 19.8%, and sales volume excluding royalty volume increased by 21.2% in 2014 compared to 2013, due to strong Coors Light growth in Latin America and volume growth in India.
Net sales per hectoliter decreased 6.3% in 2014 compared to 2013, driven by geographic mix and foreign currency movements.
Cost of goods sold
Cost of goods sold per hectoliter decreased 14.9% in 2015 compared to 2014, due to sales mix changes and foreign currency movements.

Cost of goods sold per hectoliter decreased 6.3% in 2014 compared to 2013, due to sales mix changes, foreign currency movement and geography mix.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 12.6% in 2015 compared to 2014, driven by the substantial restructure of our business in China, as well as foreign currency movements.
Marketing, general and administrative expenses increased 6.1% in 2014 compared to 2013, due to increases in marketing investments, partially offset by lower overhead expenses and foreign currency movements.

Corporate

	For the years ended
	December 31, 2015	Change	December 31, 2014	Change	December 31, 2013
	(In millions, except percentages)
Volume in hectoliters	—	—%	—	—%	—
Sales	$1.0	(9.1)%	$1.1	(8.3)%	$1.2
Excise taxes	—	—%	—	—%	—
Net sales	1.0	(9.1)%	1.1	(8.3)%	1.2
Cost of goods sold	(14.7)	N/M	(4.7)	30.6%	(3.6)
Gross profit	(13.7)	N/M	(3.6)	50.0%	(2.4)
Marketing, general and administrative expenses	(113.0)	7.4%	(105.2)	(2.0)%	(107.4)
Special items, net(1)	—	(100.0)%	(0.3)	(76.9)%	(1.3)
Operating income (loss)	(126.7)	16.1%	(109.1)	(1.8)%	(111.1)
Interest expense, net	(115.9)	(16.1)%	(138.1)	(21.1)%	(175.0)
Other income (expense), net	(5.8)	(41.4)%	(9.9)	(162.7)%	15.8
Income (loss) from continuing operations before income taxes	$(248.4)	(3.4)%	$(257.1)	(4.9)%	$(270.3)
Adjusting items:
Special items, net(1)	—	(100.0)%	0.3	(76.9)%	1.3
Acquisition and integration related costs	13.9	N/M	—	(100.0)%	4.1
Unrealized mark-to-market (gains) and losses	14.1	N/M	3.7	(76.0)%	15.4
Other non-core items	—	—%	—	(100.0)%	(22.3)
Non-GAAP: Underlying pretax income (loss)	$(220.4)	(12.9)%	$(253.1)	(6.9)%	$(271.8)
N/M = Not meaningful

(1)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" of the Notes for detail of special items.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased in 2015 compared to 2014, due to costs incurred in 2015 associated with the pending Acquisition of MillerCoors.
Marketing, general and administrative expenses decreased slightly in 2014 compared to 2013, due to Starbev acquisition and related integration costs recognized in 2013.
Interest expense, net
Net interest expense decreased 2015 compared to 2014, driven primarily by lower interest expense recorded on our $300 million 2.0% notes due 2017 ("$300 million notes") and our $500 million 3.5% notes due 2022 ("$500 million notes") as a result of our interest rate swap hedges on these notes.
Net interest expense decreased 2014 compared to 2013, driven by our ongoing efforts focused on deleveraging over the last year, which resulted in lower interest incurred on our outstanding borrowings, as well as an additional loss of $5.4 million included in 2013, related to the change in fair value on the conversion feature associated with the €500 million convertible note.
Other income (expense), net
The impact of transactional gains and losses is recorded within other income (expense). Other income includes $6.9 million of amortization expense related to commitment fees on the bridge loan for the year ended December 31, 2015.

Additionally, other income includes gains of $3.3 million and $22.3 million in 2015 and 2013, respectively, resulting from the sale of non-operating assets.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Other Income and Expense" of the Notes for further discussion of other income (expense) amounts.
Liquidity and Capital Resources
Our primary sources of liquidity include cash provided by operating activities, access to external borrowings and monetization of assets. We believe that cash flows from operations, including distributions from MillerCoors, and cash provided by short-term and long-term borrowings, when necessary, will be more than adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, anticipated dividend payments and capital expenditures for the next twelve months, and our long-term liquidity requirements. We expect to issue additional long-term debt to fund a portion of the $12.0 billion pending Acquisition, as well as the related transaction costs. See below for additional information on the pending Acquisition. A significant portion of our trade receivables are concentrated in Europe. While these receivables are not concentrated with any specific customer and our allowance on these receivables factors in collectibility, our ability to collect may be impacted by any further economic downturn within Europe.
A significant portion of our cash flows from operating activities is generated outside the U.S., in currencies other than USD. As of December 31, 2015, approximately 66% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We accrue for U.S. federal and state tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue U.S. federal and state tax consequences. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. These financing arrangements, along with the distributions received from MillerCoors, are sufficient to fund our current cash needs in the U.S.
Net Working Capital
As of December 31, 2015, and December 31, 2014, we had debt-free net working capital of positive $70.3 million and positive $101.2 million, respectively. Short-term borrowings and the current portion of long-term debt are excluded from net working capital as they are not reflective of the ongoing operational requirements of the business. The levels of working capital required to run our business fluctuate with the seasonality in our business. Our working capital is also sensitive to foreign exchange rates, as a significant majority of current assets and current liabilities are denominated in either CAD or our European operating currencies such as, but not limited to, GBP, Euro, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu, Bulgarian Lev and Hungarian Forint, while financial results are reported in USD. Below is a table outlining our current and historical net working capital levels:

	As of
	December 31, 2015	December 31, 2014(1)
	(In millions)
Current assets	$1,258.8	$1,577.1
Less: Current liabilities	(1,217.2)	(2,324.9)
Add back: Current portion of long-term debt and short-term borrowings	28.7	849.0
Net working capital	$70.3	$101.2

(1)
Amounts have been adjusted to reflect the adoption of the authoritative guidance requiring debt issuance costs to be presented as a direct reduction from the carrying value of the related debt. See Note 2, "New Accounting Pronouncements" for further discussion. Separately, during the fourth quarter of 2015, we prospectively adopted authoritative guidance requiring all deferred tax assets and deferred tax liabilities to be presented as non-current on the consolidated balance sheet. As a result, all current deferred tax assets and liabilities were reclassified to non-current in our consolidated balance sheet as of December 31, 2015. Because we adopted this guidance prospectively, the prior period balances have not been retrospectively adjusted and continue to reflect current and non-current classification as historically presented. As such, comparability issues are present within the current and prior year balances in the table above. See Part II—Item 8 Financial Statements, Note 6, "Income Tax" of the Notes for further details.

The decrease in net working capital from $101.2 million at December 31, 2014, to $70.3 million at December 31, 2015, is primarily related to an overall decrease in cash balances due to additional cash used in the current year to pay our discretionary cash contribution of $227.1 million made to our U.K. pension plan, to repurchase shares of our Class B common stock, and to acquire Mount Shivalik in India and the Rekorderlig distribution rights in the U.K., as well as a decrease in our payables balance, partially offset by lower cash repayments on our commercial paper program during 2015. See additional discussion below under subheading "Cash and Cash Equivalents" and Part II—Item 8 Financial Statements, Note 12, "Debt" of the Notes for further details of the current portion of long-term debt and short-term borrowings.
Cash Flows
Our business generates positive operating cash flows each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors described in Part I, Item 1A. Risk Factors.
Cash Flows from Operating activities
Net cash provided by operating activities of $696.4 million in 2015, decreased by $576.2 million compared to 2014. This decrease was primarily due to lower net income, adjusted for lower non-cash add-backs, along with unfavorable foreign currency movements, higher cash paid for pension contributions, including our $227.1 million discretionary payment to our U.K. pension plan, and taxes.
Net cash provided by operating activities of $1,272.6 million in 2014 increased by $104.4 million compared to 2013. This increase was primarily due to higher net income, adjusted for increased non-cash add-backs, along with lower cash paid for pension contributions, interest, taxes and restructuring.
Cash Flows from Investing activities
Net cash used in investing activities of $334.7 million in 2015, increased by $95.3 million compared to 2014 driven primarily by the cash paid in 2015 for the acquisition of Mount Shivalik in India and the Rekorderlig distribution rights in the U.K.
Net cash used in investing activities of $239.4 million in 2014, decreased by $37.6 million compared to 2013.

•	This decrease was primarily driven by lower net investments in MillerCoors, lower capital expenditures and higher return of capital from unconsolidated affiliates.

•
Further, proceeds from sales of properties and other assets decreased by $44.8 million primarily due to the sale of our interest in our Tradeteam joint venture to DHL as well as the sale of other non-core investment assets in 2013. See Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Investments" and Note 5, "Other Income and Expense" of the Notes for further discussion.

Cash Flows from Financing activities
Net cash used in financing activities of $512.0 million in 2015, decreased by $290.0 million compared to 2014.

•
This decrease is primarily driven by proceeds on our commercial paper program and other revolving credit facilities in 2015 compared to repayments in 2014. Specifically, we had proceeds of $3.9 million in 2015 versus repayments of $513.9 million in 2014.

•
This decrease is partially offset by our Class B common stock share repurchase of approximately $150 million in 2015 as well as increased repayments on our overdraft facilities, payments for debt issuance costs and dividend payments during 2015.

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

Comparatively, during 2014, we released $61.4 million (€44.9 million) of the €500 million convertible note to the Seller. Additionally during 2014, we made net payments of $513.9 million on our revolving credit facilities and commercial paper program compared to proceeds of $507.4 million in 2013. These payments in the current year were primarily driven by reducing the outstanding balances on our commercial paper borrowings and Euro-denominated revolving credit facility to zero. Additionally, we had net borrowings on our European notional cross-border, cross currency cash pool within our Europe business of $74.1 million for 2014. Comparatively, we were not in an overdraft position as of December 31, 2013, or as of December 29, 2012, and thus the net overdraft borrowings was zero in 2013.

•
During 2014 we repaid $65.2 million on our remaining cross currency swaps, which were extended and designated as a net investment hedge in the fourth quarter of 2011, compared to $119.4 million in 2013.

•
The decrease in cash used in financing activities during 2014, was also offset by a $43.9 million decrease in the proceeds from exercise of stock options, including the related tax impact, as well as a $39.0 million increase in dividends paid.

See Part II—Item 8 Financial Statements and Supplementary Data, Note 12, "Debt" of the Notes for a summary of our financing activities and debt position at December 31, 2015, and December 31, 2014.
Underlying Free Cash Flow
We generated $704.3 million of underlying free cash flow in 2015. This represents a 26.4% decrease in underlying free cash flow compared to $956.7 million in 2014, primarily driven by unfavorable foreign currency movements, lower underlying net income, after considering non-cash adjustments, lower net distributions from MillerCoors, higher capital expenditures and higher cash paid for taxes, partially offset by favorable impact from working capital changes.
The following table provides a reconciliation of Underlying Free Cash Flow, a non-GAAP measure, to the nearest U.S. GAAP measure (Net Cash Provided by Operating Activities).

		For the years ended
		December 31, 2015	December 31, 2014	December 31, 2013
		(In millions)
U.S. GAAP:	Net Cash Provided by Operating Activities	$696.4	$1,272.6	$1,168.2
Less:	Additions to properties(1)	(275.0)	(259.5)	(293.9)
Less:	Investment in MillerCoors(1)	(1,442.7)	(1,388.1)	(1,186.5)
Add:	Return of capital from MillerCoors(1)	1,441.1	1,382.5	1,146.0
Add/(Less):	Cash impact of Special items(2)	23.1	(55.8)	48.8
Add:	Costs related to acquisition of businesses(3)	1.1	—	7.7
Add:	Discretionary pension contribution(4)	227.1	—	—
Add:	Settlement of swaps, net(5)	10.7	—	—
Add:	MillerCoors investment in businesses(6)	22.3	1.3	—
Add:	MillerCoors cash impact of Special items(6)	0.2	3.7	1.7
Non-GAAP:	Underlying Free Cash Flow	$704.3	$956.7	$892.0

(1)	Included in net cash used in investing activities.

(2)	Included in net cash provided by operating activities. See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" of the Notes for further discussion.

(3)
Included in net cash provided by operating activities and reflects acquisition and financing costs paid associated with the pending Acquisition of MillerCoors, LLC, as well as the Miller global brand portfolio in 2015, and integration related costs associated with the acquisition of StarBev L.P. for 2013.

(4)	Discretionary cash contribution of $227.1 million made to our U.K. pension plan included in net cash provided by (used in) operating activities.

(5)
Cash paid for settlement of forward starting interest rate swaps of $29.5 million related to the issuance of our CAD 500 million 2.75% notes due September 2020, and CAD 400 million 2.25% notes due September 2018, included in net cash provided by (used in) operating activities. Also includes the receipt of $18.8 million related to the early settlement of our fixed to float interest rate swaps associated with our $300 million 2% notes due on May 1, 2017, and $500 million 3.5% notes due on May 1, 2022, included in net cash provided by (used in) operating activities.

(6)	Amounts represent our proportionate 42% share of the cash flow impacts to MillerCoors.

Pending Acquisition
The pending Acquisition is expected to be funded through cash on hand and financed through a combination of incremental debt and equity. Specifically, in connection with the pending Acquisition, we entered into a Bridge Loan Agreement which provides for a 364-day bridge loan facility of up to $9.3 billion. In connection with the bridge loan, during the year ended December 31, 2015, we paid commitment fees of $49.2 million. Additionally, on December 16, 2015, we also entered into a Term Loan Agreement by and among us the lenders party thereto, and Citibank, N.A., as Administrative Agent. The Term Loan Agreement provides for total term loan commitments of $1.5 billion in a 3-year tranche and $1.5 billion in a 5-year tranche, for an aggregate principal amount of $3.0 billion. In connection with the term loan, during the year ended December 31, 2015, we paid issuance fees of $8.3 million. As of December 31, 2015, there are no borrowings on the bridge loan or term loan. We do not expect to draw on the bridge loan and we do not expect to have borrowings on the term loan until or near the completion of the pending Acquisition. On February 3, 2016, we received proceeds of $2.5 billion, net of issuance and other fees from our January 26, 2016, equity offering of 29.9 million shares of our Class B common stock, inclusive of the underwriters' option to purchase additional shares, which reduced the commitment on our bridge loan to $6.8 billion, representing the amount MCBC expects to replace with permanent long-term financing between now and the consummation of the pending Acquisition. Related to this expected long-term financing, we entered into swaptions in January 2016 with a total notional of $855.0 million to hedge a portion of our anticipated long-term debt issuance. We intend to terminate and settle these swaptions upon maturity or immediately prior to the completion of the associated pending debt issuance in the event that occurs prior to maturity. Additionally, in order to maximize the yield on the cash received from the equity issuance, while maintaining liquidity, MCBC has strategically invested the proceeds in various fixed rate deposit and money market accounts with terms of three months or less.
At this time, we anticipate this acquisition will close in the second half of 2016, subject to necessary regulatory approvals and contingent on the successful closing of the ABI/SABMiller transaction.
Capital Resources
Cash and Cash Equivalents
As of December 31, 2015, we had total cash and cash equivalents of $430.9 million, compared to $624.6 million at December 31, 2014. The decrease in cash and cash equivalents at December 31, 2015, from December 31, 2014, was primarily driven by our discretionary cash contribution of $227.1 million made to our U.K. pension plan in the first quarter of 2015 as well as our share repurchases of approximately $150 million. Our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of three months or less. These investments are viewed by management as low-risk investments and on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary. We also utilize a cash pooling arrangement to facilitate the access to cash.
Borrowings
The majority of our outstanding borrowings as of December 31, 2015, consisted of fixed-rate senior notes, with maturities ranging from 2017 to 2042. The CAD 900 million 5.0% notes due 2015 were repaid during the third quarter of 2015 using the proceeds from the issuance of the CAD 500 million 2.75% notes due 2020 and CAD 400 million 2.25% notes due 2018, which were both issued in September 2015 (collectively the "2015 Notes"). Beginning in the second quarter of 2014, we entered into forward starting interest rate swap agreements to manage our exposure to the volatility of the interest rates associated with future interest payments on the forecasted debt issuance. Under the agreements, we were required to early terminate these swaps at the approximate time we issued the previously forecasted debt. At the time of issuance of the 2015 Notes, the government of Canada bond rates were trading at a yield lower than that locked in by the interest rate swaps, resulting in an aggregate loss of CAD 39.2 million ($29.5 million at settlement), which was recorded in other comprehensive income. During 2014, we also entered into interest rate swaps to economically convert our fixed rate $500 million 3.5% notes due 2022 to floating rate debt. Additionally, in the first quarter of 2015, we entered into interest rate swaps with an aggregate notional amount of $300 million and a cross currency swap with a notional amount of EUR 265 million ($300 million upon execution) to economically convert our fixed rate $300 million 2.0% notes due in 2017 to floating rate, Euro denominated debt. During the fourth quarter of 2015, we voluntarily cash settled all of our interest rate swaps which resulted in cash receipts of $18.8 million as well as our cross currency swap which resulted in cash receipts of $16.0 million. We also hold short-term borrowings primarily related to overdrafts on our cross-border cash pool arrangement and revolving credit facilities. See Part II—Item 8 Financial Statements, Note 12, "Debt" of the Notes for further details.
Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on such credit facilities if the need arises. There were no outstanding borrowings under our $750 million revolving credit facility or under our commercial paper program as of December 31, 2015, and thus we had $750 million available to draw on under this revolving credit facility as of December 31, 2015, as the borrowing capacity is reduced by borrowings under our commercial paper program. We also have Japanese Yen ("JPY") and Euro ("EUR") uncommitted lines of credit, and CAD and British Pound ("GBP") overdraft facilities with several banks should we need additional short-term liquidity.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions. The covenants specify that our leverage ratio cannot exceed 3.5x debt to EBITDA, as defined in our credit agreement. As of December 31, 2015, and December 31, 2014, we were in compliance with all of these restrictions and have met all debt payment obligations. As part of the pending Acquisition, we have amended our $750 million revolving multi-currency credit facility due in 2019 to increase the maximum leverage ratio to 5.75x debt to EBITDA effective following the completion of the acquisition, with a decline to 3.75x debt to EBITDA in the fourth year following the closing of transaction.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 12, "Debt" of the Notes for a complete discussion and presentation of all borrowings and available sources of borrowing, including lines of credit.
Use of Cash
During 2015, we made contributions to our defined benefit pension plans of $256.1 million, which includes our discretionary cash contribution of $227.1 million made to our U.K. pension plan.
On February 10, 2015, we announced that our Board of Directors approved and authorized a new program to repurchase up to $1.0 billion of our Class A and Class B common stock. During 2015, we purchased a total of approximately 2 million shares of our Class B common stock under the new program for approximately $150 million. As a result of the pending Acquisition, we have suspended the share repurchase program. As we pay down debt we will revisit our share repurchase program once deleveraging is well underway.
During 2015, we paid quarterly dividends of $0.41 per share, totaling $303.4 million payments during 2015. As a result of the pending Acquisition, we plan to maintain our current quarterly dividend of $0.41 per share as we pay down debt, and we will revisit our dividend policy once deleveraging is well underway.
Credit Rating
Our current long-term credit ratings are BBB-/Stable Outlook, Baa2/Negative Outlook, BBB/Negative Outlook and BBB/Negative Outlook with Standard and Poor's, Moody's Investor Services, Fitch Ratings and DBRS, respectively. Similarly, our short-term credit ratings are A-2, Prime-2, F2 and R-2, respectively. A securities rating is not a recommendation to buy, sell or hold securities, and it may be revised or withdrawn at any time by the rating agency.
Foreign Exchange
Foreign exchange risk is inherent in our operations primarily due to the significant operating results that are denominated in currencies other than USD. Our approach is to reduce the volatility of cash flows and reported earnings which result from currency fluctuations rather than business related factors. Therefore, we closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to foreign currency fluctuations. Our financial risk management policy is intended to offset a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. See Part II—Item 8 Financial Statements and Supplementary Data, Note 16, "Derivative Instruments and Hedging Activities" of the Notes for additional information on our financial risk management strategies.
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

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
Weighted-Average Exchange Rate (1 USD equals)
Canadian dollar (CAD)	1.27	1.11	1.03
Euro (EUR)	0.89	0.75	0.77
British pound (GBP)	0.65	0.60	0.64
Czech Koruna (CZK)	24.48	20.67	19.60
Croatian Kuna (HRK)	6.85	5.58	5.70
Serbian Dinar (RSD)	107.46	84.82	85.24
New Romanian Leu (RON)	3.99	3.33	3.31
Bulgarian Lev (BGN)	1.75	1.46	1.48
Hungarian Forint (HUF)	278.85	228.63	223.91

	As of
	December 31, 2015	December 31, 2014
Closing Exchange Rate (1 USD equals)
Canadian dollar (CAD)	1.38	1.16
Euro (EUR)	0.92	0.83
British pound (GBP)	0.68	0.64
Czech Koruna (CZK)	24.88	22.86
Croatian Kuna (HRK)	7.04	6.33
Serbian Dinar (RSD)	111.86	100.30
New Romanian Leu (RON)	4.16	3.70
Bulgarian Lev (BGN)	1.80	1.62
Hungarian Forint (HUF)	290.44	261.64
The exchange rates for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, have been calculated based on the average of the foreign exchange rates during the relevant period and have been weighted according to the foreign denominated earnings before interest and taxes of the USD equivalent.
Foreign currencies in the countries in which we operate, specifically the CAD, EUR, GBP, CZK, HRK and RSD, devalued significantly over the last year which had a significant impact on our 2015 USD reported earnings. If these rates continue to devalue in 2016, then the impact on USD reported earnings may be material.
Capital Expenditures
In 2015, we incurred $269.1 million, and paid $275.0 million, on capital improvement projects worldwide, which excludes capital spending by MillerCoors and other equity method joint ventures, representing an approximate 8% decrease versus 2014 capital expenditures incurred of $291.3 million, primarily driven by the strengthening of the USD in 2015 compared to 2014. We expect to incur capital expenditures in 2016 of approximately $300 million, based on foreign exchange rates as of December 31, 2015, excluding MillerCoors and other equity method joint ventures or consideration of the potential implications of the pending Acquisition. The increase in planned expenditures for 2016 from 2015 is primarily due to planned supply chain capital projects in Canada, including the costs of construction of an efficient and flexible brewery in British Columbia following the sale of our Vancouver brewery in early 2016, the proceeds from which will help fund the new brewery construction.
We have increased our focus on where and how we employ our planned capital expenditures, specifically strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.

Contractual Obligations and Commercial Commitments
Contractual Obligations
A summary of our consolidated contractual obligations as of December 31, 2015, based on foreign exchange rates at December 31, 2015, is as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Debt obligations	$2,940.3	$28.7	$950.3	$361.3	$1,600.0
Interest payments on debt obligations	1,656.7	109.2	188.8	162.0	1,196.7
Retirement plan expenditures(1)	81.8	17.5	14.1	14.4	35.8
Operating leases	118.5	30.7	43.3	24.9	19.6
Other long-term obligations(2)	2,861.5	664.1	757.9	603.6	835.9
Total obligations	$7,658.8	$850.2	$1,954.4	$1,166.2	$3,688.0
See Part II - Item 8 Financial Statements and Supplementary Data, Note 12, "Debt", Note 15, "Employee Retirement Plans and Postretirement Benefits", Note 16, "Derivative Instruments and Hedging Activities" and Note 18, "Commitments and Contingencies" of the Notes for additional information.

(1)
Represents expected contributions under our defined benefit pension plans in the next twelve months and our benefit payments under postretirement benefit plans for all periods presented. The net underfunded liability at December 31, 2015, of our defined benefit pension plans (excluding our overfunded plans) and postretirement benefit plans is $74.0 million and $136.1 million, respectively. Defined benefit pension plan contributions in future years will vary based on a number of factors, including actual plan asset returns and interest rates, and as such, have been excluded from the above table. We fund pension plans to meet the requirements set forth in applicable employee benefits laws. We may also voluntarily increase funding levels to meet financial goals. Pension contributions and postretirement benefit payments on a consolidated basis (excluding MillerCoors, BRI and BDL) were $262.2 million in 2015. Excluding MillerCoors, BRI and BDL, we expect to make contributions to our defined benefit pension plans in 2016 up to approximately $20 million and benefit payments for our other postretirement benefit plans of approximately $10 million in 2016.

Our U.K. pension plan is subject to a statutory valuation for funding purposes every three years. The most recent valuation as of June 30, 2013, was completed during the first quarter of 2014 and resulted in a long-term funding commitment plan consisting of an MCBC guarantee of a GBP 150 million lump-sum contribution ($227.1 million at payment date) which was paid in January 2015, and annual contributions of GBP 24 million to be made from January 2017 through December 2026, which are excluded from the table above.
We have taken numerous steps in recent years to reduce our exposure to these long-term pension obligations, including the closure of the U.K. pension plan in early 2009 to future earning of service credit and benefit modifications in several of our Canada plans. However, given the net liability of these plans and their dependence upon the global financial markets for their financial health, the plans may continue to periodically require potentially significant amounts of cash funding.

(2)
The "other long-term obligations" line primarily includes non-cancellable purchase commitments as of December 31, 2015, that are enforceable and legally binding. Approximately $1,233 million of the total other long-term obligations relate to long-term supply contracts with third parties to purchase raw material, packaging material and energy used in production. Approximately $962 million relates to commitments associated with Tradeteam in the U.K. Our aggregate commitments for advertising and promotions, including sports sponsorship, total approximately $406 million. The remaining amounts relate to derivative payments, sales and marketing, distribution, information technology services, open purchase orders and other commitments. Included in other long-term obligations are $8.4 million of unrecognized tax benefits, excluding positions we would expect to settle using deferred tax assets, and $10.3 million of indemnities provided to FEMSA for which we cannot reasonably estimate the timing of future cash flows, and we have therefore included these amounts in the more than 5 years column.

Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity investments and consolidated subsidiaries. See Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" of the Notes for further discussion.
Other Commercial Commitments as of December 31, 2015

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$44.4	$43.2	$1.2	$—	$—

Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. Additionally, during the first quarter of 2015 and fourth quarter of 2014, we received assessments from a local country regulatory authority related to our Europe operations. While we intend to vigorously challenge the validity of the assessment and defend our position, if the assessments, as issued, are ultimately upheld, they could materially affect our results of operations. See Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" of the Notes for further discussion.
Off-Balance Sheet Arrangements
In accordance with generally accepted accounting principles, our operating leases are not reflected in our consolidated balance sheets. See Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" of the Notes for further discussion of these off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K). As of December 31, 2015, we did not have any other material off-balance sheet arrangements.
Outlook for 2016
In 2016, we will continue our relentless focus on delighting our consumers and our customers to ensure we are the first choice brewer in the geographies and segments in which we operate. We will also continue to drive our strategy of building a stronger brand portfolio that is delivering value-added innovation, strengthening our core brand positions and increasing our share in above premium, flavored malt beverages, craft and cider. We will do this while ensuring that we have a meaningful cost base and a deeply embedded focus on our approach to generating higher returns for our invested capital, managing our working capital and delivering a greater return on investment for our shareholders.
In Canada, we recently launched our newest chapter on our Molson Canadian "Anything for Hockey" campaign generating 80 million media impressions in the first week. For Coors Light we expect to significantly increase programming and further evolve our communications with a new campaign building on learnings from 2015. In above premium, consumer demand remains strong for Coors Banquet, Belgian Moon, Molson Canadian Cider, and Mad Jack Lager. Building on that momentum, we will continue to introduce new variants on the successful and rapidly growing Mad Jack brand and also our ciders, which have been exceeding growth expectations. Finally, in addition to Heineken, Strongbow and Heineken’s other top-end import brands, such as Dos Equis and Sol, we picked up the distribution of all Heineken trading brands in Canada at the start of the new year. In 2016, we will also continue to restructure our business to ensure we are fit for the future, including the sale of our Vancouver brewery, which will allow us to build a more efficient and flexible brewery over the next few years.
We expect our 2016 Canada cost of goods sold per hectoliter to increase at a low-single-digit rate in local currency.
In the U.S., MillerCoors began to drive substantial changes to the business in the latter half of 2015 that were necessary to create the foundation for volume growth we aim to achieve by 2019. In American light lagers, the revitalization of our two largest brands is progressing well, and we are seeing segment share growth in both Coors Light and Miller Lite for the first time since MillerCoors was formed nearly 8 years ago. In above premium, MillerCoors continue to focus on higher-margin offerings that can scale and stick, including further extensions from Leinenkugel’s and Blue Moon. In hard cider, MillerCoors is continuing to broaden the appeal of Smith & Forge Hard Cider by adding a bottle package to our line-up. In early January, to strengthen our flavored malt beverage portfolio, we launched Henry’s Hard Soda, which has been met with great enthusiasm from our distributors and retail partners. MillerCoors is also continuing to develop new strategies to improve the performance of our economy brands, which have presented challenges on our volume trends. MillerCoors will continue to build first choice customer partnerships, working with our distributors to bring more resources to the on-premise with our Building with Beer retail strategy, which leverages the higher velocity and broad appeal of American light lagers.
We expect MillerCoors cost of goods sold per hectoliter to increase at a low-single-digit rate in 2016.
In Europe, the terminated Heineken contract in the U.K. will continue to present a headwind in the first quarter of 2016, as will the new amortization expense for the brands that we impaired and moved to definite lived during the third quarter of 2015. We will continue to invest in our core brand portfolio across Europe to grow share of segment. We also intend to continue to invest in our above premium portfolio. Starting in 2016, we expect Rekorderlig cider and Staropramen in the U.K. and Republic of Ireland to contribute with more than 350,000 hectoliters of above premium volume annually to our Europe business and to provide attractive growth potential for the future. In combination with the integration of the Franciscan Well craft brands in Republic of Ireland and the acquisition of the brewing and kegging operation of Thomas Hardy's Burtonwood brewery in England, we now have a broad range of consumer and customer offerings in the above premium, craft and cider segments across the U.K. and Republic of Ireland. Additionally, we are implementing significant new initiatives to further improve the efficiency and effectiveness of our European operations and to provide more resources to invest in driving top-line and bottom-line growth. As the two most recent examples, we closed one of our breweries in Bulgaria in November 2015, and we have entered into a consultation process in the U.K. regarding our proposal to close our Burton South brewery and consolidate production within our recently modernized Burton North brewery by the end of 2017.
We expect our 2016 Europe cost of goods sold per hectoliter to increase at a low-single-digit rate versus 2015 in local currency.
MCI is focused on attaining profitability in 2016 on a constant-currency basis versus 2013, when we made this commitment, and continuing to accelerate our overall growth and expansion in new and existing markets. Upon closing on the pending Acquisition, we are planning to integrate the Miller brands into our international portfolio and leverage a footprint that complements our growth strategy and allows us to gain entrance into high-priority markets, while increasing our business scale in current markets. We will also continue to drive rapid growth for Coors Light in Latin America, including the high-potential Colombia market, where we launched in the fourth quarter of 2015. In the future, we expect Coors, Miller and Staropramen to form the foundation of our international brand portfolio.
We expect our 2016 MCI cost of goods sold per hectoliter to increase at a low-single-digit rate in local currency.
We expect 2016 marketing, general and administrative expense in Corporate to be approximately $120 million.
We currently anticipate up to approximately $20 million of cash contributions to our defined benefit pension plans in 2016 and pension expense of approximately $8 million, based on foreign exchange rates as of December 31, 2015. MillerCoors, BRI and BDL pension expense and contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements.
Pending Acquisition
The most important strategic development of 2015, which we expect to significantly advance our ambition to be the first choice for consumers and customers, is our definitive agreement to purchase the remaining 58% of SABMiller’s economic interest and 50% voting interest in MillerCoors as well as all trademarks, contracts and other assets primarily related to the Miller brand portfolio outside of the U.S. and Puerto Rico. We anticipate the pending Acquisition to close in the second half of 2016, subject to necessary regulatory approvals and contingent on the successful closing of the ABI/SABMiller transaction. We expect to replace the outstanding commitment on our bridge loan with long-term financing to partially fund the pending Acquisition. We expect to incur increased general and administrative expenses, as well as non-operating expenses as a result of the pending Acquisition including transactional costs, current temporary financing costs, as well as costs associated with our anticipated long-term financing.
Interest
We anticipate 2016 consolidated net interest expense of approximately $110 million, excluding interest related to the pending Acquisition, based on foreign exchange rates as of December 31, 2015.
Tax
Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire, positions are effectively settled or when additional information becomes available. Excluding any effects of the pending Acquisition, we expect our 2016 underlying effective tax rate to be in the range of 18% to 22%. After 2016, we expect our underlying effective tax rate to be near the low end of our long term range of 20% to 24%, assuming no further changes in tax laws, settlement of tax audits, adjustments to our uncertain tax positions, or significant acquisitions or divestitures. There are proposed or pending tax law changes in various jurisdictions in which we do business that, if enacted, may have an impact on our underlying effective tax rate. Additionally, the completion of the pending Acquisition is expected to increase our effective tax rate if consummated.
Dividends
As a result of the pending Acquisition, we plan to maintain our current quarterly dividend of $0.41 per share as we pay down debt, and we will revisit our dividend policy once deleveraging is well underway.

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
At December 31, 2015, on a weighted-average basis, the discount rates used were 3.82% for our defined benefit pension plans and 4.05% for our OPEB plans. This is a minimal change from the weighted-average discount rates of 3.70% for our defined benefit pension plans and 4.15% for our postretirement plans at December 31, 2014, resulting from a challenging global economic environment.

A 50 basis point change in our discount rate assumptions would have had the following effects on the projected benefit obligation balances as of December 31, 2015, for our pension and OPEB plans:

	Impact to projected benefit obligation as of December 31, 2015 - 50 basis points
	Decrease	Increase
	(In millions)
Projected benefit obligation - unfavorable (favorable)
Pension obligation	$263.3	$(284.4)
OPEB obligation	9.1	(9.3)
Total impact to the projected benefit obligation	$272.4	$(293.7)
Our U.K. pension plan includes benefits linked to inflation. The above sensitivity analysis does not consider the implications to inflation resulting from the above contemplated discount rate changes. This sensitivity holds all other assumptions constant.
Long Term Expected Rates of Return on Assets
The assumed long-term expected return on assets (“EROA”) is used to estimate the actual return that will occur on each individual funded plan's respective plan assets in the upcoming year. We determine each plan's EROA with substantial input from independent investment specialists, including our actuaries and other consultants. In developing each plan's EROA, we consider current and expected asset allocations, historical market rates as well as historical and expected returns on each plan's individual asset classes. In developing future return expectations for each of our plan's assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads. The calculation includes inputs for interest, inflation, credit, and risk premium (active investment management) rates and fees paid to service providers. Based on the above factors and expected asset allocations, we have assumed, on a weighted-average basis, an EROA of 5.09% for our defined benefit pension plan assets for cost recognition in 2016. This is a decrease from the weighted-average rate of 5.46% we had assumed in 2015. We believe that our EROA assumptions are appropriate; however, significant changes in our assumptions or actual returns that differ significantly from estimated returns may materially affect our net periodic pension costs.
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
A 50 basis point change in our discount rate and expected return on assets assumptions made at the beginning of 2015 would have had the following effects on 2015 net periodic pension and postretirement benefit costs:

	Impact to 2015 pension and postretirement benefit costs - 50 basis points (unfavorable) favorable
	Decrease	Increase
	(In millions)
Description of pension and postretirement plan sensitivity item
Expected return on pension plan assets	$(16.5)	$16.4
Discount rate on pension plans	$(16.4)	$12.7
Discount rate on postretirement plans	$(0.3)	$0.1
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
Equity assets are diversified between domestic and other international investments. Relative allocations reflect the demographics of the respective plan participants. See Part II—Item 8 Financial Statements and Supplementary Data, Note 15, "Employee Retirement Plans and Postretirement Benefits" of the Notes for a comparison of target asset allocation percentages to actual asset allocations at December 31, 2015.
Other Considerations
Our net periodic pension and postretirement benefit costs are also influenced by the potential amortization (or non-amortization) from accumulated other comprehensive income of deferred gains and losses, which occur when actual experience differs from estimates. We employ the corridor approach for determining each plan's amortization. This approach defines the “corridor” as the greater of 10% of the PBO or 10% of the market-related value of plan assets (as discussed above) and requires amortization of the excess net gain or loss that exceeds the corridor over the average remaining service periods of active plan participants in Canada. As our U.K. plan is closed, the average remaining life expectancy of all plan participants (including retirees) is used. If our actuarial losses significantly exceed this corridor in the future, significant incremental pension and postretirement costs could result. As of year end 2015, the deferred losses of several of our Canadian plans, as well as those in our U.K. plan, exceeded the 10% corridor.
The assumed health care cost trend rates represent the rates at which health care costs are assumed to increase and are based on actuarial input and consideration of historical and expected experience. We use these trends as a significant assumption in determining our postretirement benefit obligation and related costs. Changes in our projections of future health care costs due to general economic conditions and those specific to health care will impact this trend rate. An increase in the trend rate would increase our obligation and expense of our postretirement health care plan. We believe that our health care cost trend rate assumptions are appropriate; however, significant changes in our assumptions may materially affect our postretirement benefit obligations and related costs. At December 31, 2015, the health care trend rates used were ranging ratably from 7.7% in 2016 to 4.5% in 2028, consistent with rates used at December 31, 2014. See Part II—Item 8 Financial Statements and Supplementary Data, Note 15, "Employee Retirement Plans and Postretirement Benefits" of the Notes for the impact of a one-percentage point change in assumed health care cost trend rates on total service and interest cost components and postretirement benefit obligation at December 31, 2015.
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
See Part I—Item 3 Legal Proceedings and Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" of the Notes for a discussion of our contingencies, environmental and litigation reserves as of December 31, 2015.
Goodwill and Intangible Asset Valuation
Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. The operations in each of the specific regions within our Canada, Europe and MCI segments are components based on the availability of discrete financial information and the regular review by segment management. Therefore, the components within each respective segment must be evaluated for aggregation to determine if the components have similar economic characteristics. As a result, in certain cases, we have aggregated business units, within an operating segment, into one reporting unit if the specific aggregation criteria under U.S. GAAP is met. Specifically, we have concluded that the components within the Canada and Europe segment each meet the criteria as having similar economic characteristics and therefore have aggregated these components into the Canada and Europe reporting units, respectively. Therefore, the Canada and Europe reporting units are consistent with our operating segments. However, for our India business, the reporting unit is one level below the MCI operating segment. Any change to the conclusion of our reporting units or the aggregation of components within our reporting units could result in a different outcome to our annual impairment test. Our significant indefinite-lived intangible assets include the Molson core brands and the Coors Light distribution rights in Canada, and the Carling and Staropramen brands in Europe.
We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment at least annually or when an interim triggering event occurs that would indicate that impairment may have taken place. Consistent with 2014, our annual impairment test was performed as of October 1, the first day of the last fiscal quarter. We evaluate our other definite-lived intangible assets for impairment when evidence exists that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in such impairment evaluations.
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
Reporting Units and Goodwill
Our 2015 annual goodwill impairment testing determined that while our Canada reporting unit improved from the prior year, our Europe reporting unit declined and was determined to be at risk of failing step one of the goodwill impairment test. Specifically, the fair value of the Europe and Canada reporting units were estimated at approximately 9% and 20% in excess of carrying value, respectively, as of the October 1, 2015, testing date. The excess of the fair value over the carrying value of the Europe reporting unit declined from the prior year. The decrease was driven by continued challenging macroeconomic conditions in Europe negatively impacting our business, as well as declines in the forecasts of certain European brands, which have been adversely impacted by competitive pressures and a continued shift in consumer trends towards value brands. These impacts were partially offset by a lower discount rate. The Canada reporting unit had an increase to the fair value in excess of the carrying value from the prior year primarily due to a lower discount rate, an improved forecast primarily driven by cost savings initiatives and improved market multiples. Although the fair value in excess of the carrying value has increased for the Canada reporting unit from the October 1, 2014, testing date, the fair value is sensitive to potential unfavorable changes in forecasted cash flows, macroeconomic conditions, market multiples or discount rates that could have an adverse impact. The fair value of the India reporting unit was deemed to approximate the carrying value due to purchase price accounting performed as of April 1, 2015, for the Mount Shivalik acquisition, which comprises the majority of the India reporting unit.
Intangible Assets
Prior to the annual impairment testing date of October 1, 2015, and during the third quarter of 2015, we identified impairment indicators as it pertains to certain European indefinite-lived brands driven by key changes to our underlying assumptions supporting the value of the brands. Specific changes included under-performance through the 2015 peak season which drove a downward shift in management's forecasts, a challenging macroeconomic environment and competitive conditions not expected to subside in the near-term, as well as higher discount rates associated with these brands. As a result, we recorded an aggregate impairment charge across various European brands, including Jelen, of $275.0 million within special items in the third quarter of 2015. Compared to previously made assumptions, these lower projected cash flows and higher discount rates resulted in lower brand valuations following impairments of $360.0 million in 2014 and $150.9 million in 2013 related to European indefinite-lived brands as a result of our 2014 and 2013 annual impairment testing, respectively. The remaining Europe indefinite-lived intangibles' fair values, including Staropramen and Carling brands, while they faced similar macroeconomic challenges, were sufficiently in excess of their respective carrying values as of the testing date.
In conjunction with the interim brand impairment review performed during the third quarter, we also reassessed each brand's indefinite-life classification and determined that those brands which had been impaired had characteristics that indicated a definite-life assignment was more appropriate including continued pressure on these brands given the geographical markets and price segments in which they participate. Specifically, significant competition from the value segment, which has challenged the segment in which these brands operate with continued stress on these brands driven by on-going macroeconomic conditions. These brands were therefore reclassified as definite-lived intangible assets as of September 30, 2015, and will be amortized over their useful lives ranging from 30 to 50 years. No additional triggering events were identified in 2015 associated with the brands reclassified to definite-lived intangible assets.
Separately, our Molson core brand intangible continues to be at risk of future impairment with a fair value estimated at approximately 3% in excess of its carrying value as of the impairment testing date. The fair value of the Molson core brands in excess of carrying value decreased marginally from the prior year, as they continue to face significant competitive pressures and challenging macroeconomic conditions in the Canada market. These challenges continue to be offset by anticipated cost savings initiatives. As of December 31, 2015, the Molson core brand intangible had a carrying value of approximately $2.2 billion. The fair value of the Coors Light brand distribution rights and our other indefinite-lived intangibles in Canada continue to be sufficiently in excess of their carrying values.
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
Key Assumptions
The Europe reporting unit goodwill and the Molson core brand intangible asset are at risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including prolonged, or further weakening of, adverse economic conditions or significant unfavorable changes in tax, environmental or other regulations, including interpretations thereof), terminal growth rates, market transaction multiples and/or weighted-average cost of capital utilized in the discounted cash flow analyses. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections used for our Europe reporting unit testing reflect continued challenging environments in the future followed by growth resulting from a longer term recovery of the macroeconomic environment, as well as the benefit of anticipated cost savings and specific brand-building and innovation activities. Our Molson core brand projections also reflect a continued challenging environment that has been adversely impacted by a weak economy across all industries, as well as weakened consumer demand driven by increased competitive pressures, partially offset by anticipated cost savings and specific brand-building and innovation activities. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units and indefinite-lived intangibles may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in sales volume and increase in costs that could significantly impact our immediate and long-range results, a decrease in sales volume driven by a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long term volume trends, a continuation of the trend away from core brands in certain of our markets, especially in markets where our core brands represent a significant portion of the market, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) adverse changes in macroeconomic conditions or an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a recession or worsening of the overall European economy), (iii) volatility in the equity and debt markets or other country specific factors which could result in a higher weighted-average cost of capital, (iv) sensitivity to market multiples; and (v) regulation limiting or banning the manufacturing, distribution or sale of alcoholic beverages.

Our analysis of the Canada reporting unit and related indefinite-lived intangible brand assets included consideration of the New Framework with the Province of Ontario, which became effective as of January 1, 2016, and includes the forecasted implications to MCBC of an additional CAD 100.0 million annual tax on all beer volume sold in Ontario (which will be phased in over four years beginning January 1, 2016), restrictions on price increases for certain packaging types of the largest Ontario brands until the second quarter of 2017, BRI committing to invest CAD 100.0 million of capital spending through 2018, increasing the number and types of outlets where beer is sold, increasing the required level of shelf space allocated to small brewers in retail outlets, as well as allowing for incremental packaging options at the Liquor Control Board of Ontario ("LCBO") and agents of the LCBO.
Based on known facts and circumstances, we evaluate and consider other recent events and uncertain items, as well as related potential implications, as part of our annual assessment and incorporate into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses.
In 2015, the discount rates used in developing our fair value estimates for each of our reporting units were 8.0% and 9.0% and for our Canada and Europe reporting units, respectively. These compared to discount rates used in our 2014 testing of 8.5% and 9.5% for our Canada and Europe reporting units, respectively. In 2015, discount rates used for testing of indefinite-lived intangibles ranged from 8.0% to 14.5% considering the country specific risk premium for each geography in which our brands are based. The decrease in the discount rates is primarily due to a reduction in the unsystematic risk premium as we refined inputs compared to those used in our historical discounted cash flow analyses as well as reduction in risk free rates between testing dates. Consistent with the prior year testing, we assessed qualitative factors to determine whether it was more likely than not that the fair value of our water rights, an indefinite-lived intangible, was greater than its carrying amount and determined that a full quantitative analysis was not necessary.
While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future. For example, a 50 basis point increase in our discount rate assumptions, which is within a reasonable range of historical discount rate fluctuations between test dates, would have had the following effects on the fair value cushion in excess of carrying value for the Europe and Canada reporting units and Molson core brands as of the October 1, 2015, test date:

	Impact to the fair value cushion as of October 1, 2015 - 50 basis points increase
	Cushion (pre-sensitivity)	Cushion (post-sensitivity)
	% of fair value in excess of carrying value
Reporting units:
Europe	9%	1%
Canada	20%	11%
Indefinite-lived intangibles:
Molson core brands	3%	-5%
Post sensitivity, the fair values of the Europe and Canada reporting units remain in excess of the their carrying values. The negative cushion associated with the Molson core brands would imply impairment if the discount rate assumptions used in the October 1, 2015, test increased by 50 basis points. The discount rate sensitivity holds all other assumptions and inputs constant.
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in 2015. In addition, no such triggering events were identified in 2014 or 2013, with the exception of the license agreement settlement and preceding litigation with Miller in Canada, which resulted in $8.9 million and $17.9 million of impairment charges of our definite-lived intangible asset in 2014 and 2013, respectively. We utilized Level 3 fair value measurements in our impairment analysis of this definite-lived intangible asset, which included cash flow assumptions by management related to the transition period. See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Goodwill and Intangible Assets" of the Notes for further discussion.
As of December 31, 2015, the carrying values of goodwill and indefinite-lived intangible assets were $2.0 billion and $4.7 billion, respectively. If actual performance results differ significantly from our projections or we experience significant fluctuations in our other assumptions, a material impairment charge may occur in the future. See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Goodwill and Intangible Assets" of the Notes for further discussion and presentation of these amounts.

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
We annually receive cash from our foreign subsidiaries’ current year earnings. Separately, we treat all accumulated foreign subsidiary earnings through December 31, 2015, as indefinitely reinvested under the accounting guidance and accordingly have not provided for any U.S. or foreign tax thereon. In order to arrive at this conclusion, we considered factors including, but not limited to, past experience, domestic cash requirements and distributions from MillerCoors, as well as cash requirements to satisfy the ongoing operations, capital expenditures and other financial obligations of our foreign subsidiaries. As of December 31, 2015, approximately $20 million of undistributed earnings and profits attributable to foreign subsidiaries was considered to be indefinitely invested. Our intention is to permanently reinvest the earnings outside of the U.S. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. The amount of tax payable could be impacted by the jurisdiction in which a distribution was made, the amount of the distribution, foreign withholding taxes under applicable tax laws when distributed, relevant tax treaties and foreign tax credits. While it is not practical to determine the amount of tax, we believe that U.S. foreign tax credits and tax planning strategies would allow us to make remittances in a tax efficient manner.
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
New Accounting Pronouncements Not Yet Adopted
Revenue Recognition
In May 2014, the FASB issued authoritative guidance related to new accounting requirements for the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. In August 2015, the FASB affirmed its proposal to defer the effective date of the new revenue recognition standard for all entities by one year. As a result, the requirements of the new standard are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. In conjunction with the deferral, the FASB will permit all entities to apply the new revenue recognition standard early, but not before the original effective date. The use of either a full retrospective or cumulative effect transition method is permitted. We have not yet selected a transition method and are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance.

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
Interest Rate Risk
We are exposed to volatility in interest rates with regard to current and future debt offerings. Primary exposures include U.S. Treasury rates, Canadian government rates and LIBOR. To mitigate this exposure as it pertains to future debt offerings and to achieve our desired fixed-to-floating rate debt profile, we may enter into interest rate swaps from time to time.
Foreign Exchange Risk
Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency-denominated cash flows. We manage our foreign currency exposures through foreign currency forward contracts and foreign-denominated debt. We may also enter into cross currency swaps from time to time.
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
Details of market-risk sensitive debt, derivative and other financial instruments are included in the table below. Notional amounts and fair values are presented in USD based on the applicable exchange rate as of December 31, 2015, and December 31, 2014, respectively. See Part II—Item 8 Financial Statements and Supplementary Data, Note 16, "Derivative Instruments and Hedging Activities" of the Notes for further discussion.

	Notional amounts by expected maturity date							December 31, 2015	December 31, 2014
	Year end
	2016	2017	2018	2019	2020	Thereafter	Total	Fair value Asset/(Liability)	Fair value Asset/(Liability)
	(In millions)
Long-term debt:
CAD 900 million, 5.0% fixed rate, notes due 2015	$—	$—	$—	$—	$—	$—	$—	$—	$(802.4)
CAD 500 million 3.95% Series A notes due 2017	$—	$361.3	$—	$—	$—	$—	$361.3	$(376.0)	$(453.9)
CAD 400 million 2.25% notes due 2018	$—	$—	$289.0	$—	$—	$—	$289.0	$(290.9)	$—
CAD 500 million 2.75% notes due 2020	$—	$—	$—	$—	$361.3	$—	$361.3	$(363.9)	$—
$300 million 2.0% notes due 2017	$—	$300.0	$—	$—	$—	$—	$300.0	$(301.1)	$(304.3)
$500 million 3.5% notes due 2022	$—	$—	$—	$—	$—	$500.0	$500.0	$(505.2)	$(505.5)
$1.1 billion 5.0% notes due 2042	$—	$—	$—	$—	$—	$1,100.0	$1,100.0	$(1,046.3)	$(1,174.5)
Foreign currency management:
Forwards	$152.2	$106.3	$41.8	$—	$—	$—	$300.3	$44.1	$31.6
Interest rate management:
Swaps	$—	$—	$—	$—	$—	$—	$—	$—	$(2.2)
Commodity pricing management:
Swaps	$50.2	$37.6	$19.7	$12.1	$0.7	$—	$120.3	$(21.4)	$(8.9)

Sensitivity Analysis
Our market sensitive derivative and other financial instruments, as defined by the Securities and Exchange Commission, are debt, foreign currency forward contracts, interest rate swaps and commodity swaps. We monitor foreign exchange risk, interest rate risk, commodity risk and related derivatives using a sensitivity analysis.
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

	As of
	December 31, 2015	December 31, 2014
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(29.7)	$(35.8)
Swaps	$—	$(5.7)
Foreign currency denominated debt	$(103.1)	$(125.6)
Interest rate risk:
Debt	$(99.6)	$(111.9)
Interest rate swaps	$—	$(2.4)
Commodity price risk:
Commodity swaps	$(9.4)	$(20.4)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements	Page
Consolidated Financial Statements:
Management's Report	72
Report of Independent Registered Public Accounting Firm	73
Consolidated Statements of Operations for the three years ended December 31, 2015, December 31, 2014, and December 31, 2013	74
Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2015, December 31, 2014, and December 31, 2013	75
Consolidated Balance Sheets at December 31, 2015, and December 31, 2014	76
Consolidated Statements of Cash Flows for the three years ended December 31, 2015, December 31, 2014, and December 31, 2013	78
Consolidated Statements of Stockholders' Equity and Noncontrolling Interests for the three years ended December 31, 2015, December 31, 2014, and December 31, 2013	80
Notes to Consolidated Financial Statements	81

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the "2013 Framework"). Based upon its assessment, management concluded that, as of December 31, 2015, the Company's internal control over financial reporting was effective.
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

/s/ MARK R. HUNTER	/s/ DAVID A. HEEDE
Mark R. Hunter	David A. Heede
President & Chief Executive Officer	Interim Chief Financial Officer
Molson Coors Brewing Company	Molson Coors Brewing Company
February 11, 2016	February 11, 2016

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Molson Coors Brewing Company:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Molson Coors Brewing Company and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for deferred tax assets and liabilities based upon the early adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes in 2015.
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
February 11, 2016

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Sales	$5,127.4	$5,927.5	$5,999.6
Excise taxes	(1,559.9)	(1,781.2)	(1,793.5)
Net sales	3,567.5	4,146.3	4,206.1
Cost of goods sold	(2,163.5)	(2,493.3)	(2,545.6)
Gross profit	1,404.0	1,653.0	1,660.5
Marketing, general and administrative expenses	(1,051.8)	(1,163.9)	(1,193.8)
Special items, net	(346.7)	(324.4)	(200.0)
Equity income in MillerCoors	516.3	561.8	539.0
Operating income (loss)	521.8	726.5	805.7
Other income (expense), net
Interest expense	(120.3)	(145.0)	(183.8)
Interest income	8.3	11.3	13.7
Other income (expense), net	0.9	(6.5)	18.9
Total other income (expense), net	(111.1)	(140.2)	(151.2)
Income (loss) from continuing operations before income taxes	410.7	586.3	654.5
Income tax benefit (expense)	(51.8)	(69.0)	(84.0)
Net income (loss) from continuing operations	358.9	517.3	570.5
Income (loss) from discontinued operations, net of tax	3.9	0.5	2.0
Net income (loss) including noncontrolling interests	362.8	517.8	572.5
Net (income) loss attributable to noncontrolling interests	(3.3)	(3.8)	(5.2)
Net income (loss) attributable to Molson Coors Brewing Company	$359.5	$514.0	$567.3
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.92	$2.78	$3.09
From discontinued operations	0.02	—	0.01
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$1.94	$2.78	$3.10
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.91	$2.76	$3.07
From discontinued operations	0.02	—	0.01
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$1.93	$2.76	$3.08
Weighted-average shares—basic	185.3	184.9	183.0
Weighted-average shares—diluted	186.4	186.1	184.2
Amounts attributable to Molson Coors Brewing Company
Net income (loss) from continuing operations	$355.6	$513.5	$565.3
Income (loss) from discontinued operations, net of tax	3.9	0.5	2.0
Net income (loss) attributable to Molson Coors Brewing Company	$359.5	$514.0	$567.3
See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)

	For the Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Net income (loss) including noncontrolling interests	$362.8	$517.8	$572.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(918.4)	(849.8)	(207.7)
Unrealized gain (loss) on derivative instruments	20.9	7.0	35.5
Reclassification of derivative (gain) loss to income	(5.4)	2.3	(3.2)
Pension and other postretirement benefit adjustments	33.6	(136.8)	240.7
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	37.5	26.2	46.4
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	34.3	(102.2)	81.2
Total other comprehensive income (loss), net of tax	(797.5)	(1,053.3)	192.9
Comprehensive income (loss)	(434.7)	(535.5)	765.4
Comprehensive (income) loss attributable to noncontrolling interests	(2.3)	(3.8)	(5.2)
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$(437.0)	$(539.3)	$760.2
See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (IN MILLIONS)

	As of
	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$430.9	$624.6
Accounts and other receivables:
Trade, less allowance for doubtful accounts of $8.7 and $11.5, respectively	407.9	488.9
Affiliate receivables	16.8	38.8
Other receivables, less allowance for doubtful accounts of $0.8 and $0.8, respectively	101.2	94.0
Inventories:
Finished	139.1	135.3
In process	13.0	20.7
Raw materials	18.6	34.5
Packaging materials	8.6	11.7
Total inventories	179.3	202.2
Maintenance and operating supplies, less allowance for obsolete supplies of $5.1 and $5.0, respectively	17.4	24.0
Other current assets	105.3	77.4
Deferred tax assets	—	27.2
Total current assets	1,258.8	1,577.1
Properties, less accumulated depreciation of $1,390.1 and $1,343.2, respectively	1,590.8	1,798.0
Goodwill	1,983.3	2,191.6
Other intangibles, less accumulated amortization of $341.8 and $359.6, respectively	4,745.7	5,755.8
Investment in MillerCoors	2,441.0	2,388.6
Deferred tax assets	20.2	58.2
Notes receivable, less allowance for doubtful accounts of $1.9 and $1.6, respectively	19.9	21.6
Other assets	216.6	189.2
Total assets	$12,276.3	$13,980.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued) (IN MILLIONS, EXCEPT PAR VALUE)

	As of
	December 31, 2015	December 31, 2014
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities (includes affiliate payable amounts of $10.6 and $21.4, respectively)	$1,184.4	$1,305.0
Deferred tax liabilities	—	164.8
Current portion of long-term debt and short-term borrowings	28.7	849.0
Discontinued operations	4.1	6.1
Total current liabilities	1,217.2	2,324.9
Long-term debt	2,908.7	2,321.3
Pension and postretirement benefits	201.9	542.9
Deferred tax liabilities	799.8	784.3
Unrecognized tax benefits	8.4	25.4
Other liabilities	66.9	79.7
Discontinued operations	10.3	15.5
Total liabilities	5,213.2	6,094.0
Commitments and contingencies (Note 18 )
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value (authorized: 500.0 shares; issued: 172.5 shares and 169.9 shares, respectively)	1.7	1.7
Class A exchangeable shares, no par value (issued and outstanding: 2.9 shares and 2.9 shares, respectively)	108.2	108.5
Class B exchangeable shares, no par value (issued and outstanding: 16.0 shares and 17.6 shares, respectively)	603.0	661.5
Paid-in capital	4,000.4	3,871.2
Retained earnings	4,496.0	4,439.9
Accumulated other comprehensive income (loss)	(1,694.9)	(898.4)
Class B common stock held in treasury at cost (9.5 shares and 7.5 shares, respectively)	(471.4)	(321.1)
Total Molson Coors Brewing Company stockholders' equity	7,043.0	7,863.3
Noncontrolling interests	20.1	22.8
Total equity	7,063.1	7,886.1
Total liabilities and equity	$12,276.3	$13,980.1
See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (IN MILLIONS)

	For the Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$362.8	$517.8	$572.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	314.4	313.0	320.5
Amortization of debt issuance costs and discounts	11.1	7.0	20.3
Share-based compensation	18.4	23.5	19.5
(Gain) loss on sale or impairment of properties and other assets, net	274.7	375.5	164.0
Equity income in MillerCoors	(516.3)	(561.8)	(539.0)
Distributions from MillerCoors	516.3	561.8	539.0
Equity in net (income) loss of other unconsolidated affiliates	(4.5)	1.7	(19.1)
Distributions from other unconsolidated affiliates	—	15.4	13.0
Excess tax benefits from share-based compensation	(10.0)	(8.2)	(7.7)
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	16.7	12.2	8.4
Income tax (benefit) expense	51.8	69.0	84.0
Income tax (paid) received	(134.1)	(93.1)	(107.8)
Interest expense, excluding interest amortization	116.1	138.0	163.5
Interest (paid) received	(98.9)	(136.3)	(163.8)
Pension expense	15.3	21.0	51.1
Pension contributions (paid)	(256.1)	(33.6)	(113.1)
Change in current assets and liabilities (net of impact of business combinations) and other:
Receivables	60.8	22.3	70.4
Inventories	10.9	(16.5)	4.2
Payables and other current liabilities	(111.0)	75.3	185.1
Other assets and other liabilities	61.9	(30.9)	(94.8)
(Gain) loss from discontinued operations	(3.9)	(0.5)	(2.0)
Net cash provided by operating activities	696.4	1,272.6	1,168.2
Cash flows from investing activities:
Additions to properties	(275.0)	(259.5)	(293.9)
Proceeds from sales of properties and other assets	11.8	8.8	53.6
Acquisition of businesses, net of cash acquired	(91.2)	—	—
Proceeds from sale of business	8.7	—	—
Investment in MillerCoors	(1,442.7)	(1,388.1)	(1,186.5)
Return of capital from MillerCoors	1,441.1	1,382.5	1,146.0
Other	12.6	16.9	3.8
Net cash used in investing activities	(334.7)	(239.4)	(277.0)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (IN MILLIONS)

	For the Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	34.6	44.4	88.8
Excess tax benefits from share-based compensation	10.0	8.2	7.7
Dividends paid	(303.4)	(273.6)	(234.6)
Payments for purchase of treasury stock	(150.1)	—	—
Payments on debt and borrowings	(701.4)	(74.4)	(1,332.2)
Proceeds on debt and borrowings	703.3	4.8	15.0
Debt issuance costs	(61.8)	(1.9)	(0.4)
Payments on settlement of derivative instruments	—	(65.2)	(119.4)
Net proceeds from (payments on) revolving credit facilities and commercial paper	3.9	(513.9)	507.4
Change in overdraft balances and other	(47.1)	69.6	8.5
Net cash used in financing activities	(512.0)	(802.0)	(1,059.2)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(150.3)	231.2	(168.0)
Effect of foreign exchange rate changes on cash and cash equivalents	(43.4)	(48.9)	(13.7)
Balance at beginning of year	624.6	442.3	624.0
Balance at end of year	$430.9	$624.6	$442.3
See notes to consolidated financial statements. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for supplementary cash flow data.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS (IN MILLIONS)

		MCBC Stockholders
			Accumulated			Common Stock
			other	Common stock		held in	Exchangeable			Non
		Retained	comprehensive	issued		treasury	shares issued		Paid-in-	controlling
	Total	earnings	income (loss)	Class A	Class B	Class B	Class A	Class B	capital	interest
Balance at December 29, 2012	$7,957.9	$3,866.8	$(72.3)	$—	$1.6	$(321.1)	$110.2	$724.4	$3,623.6	$24.7
Exchange of shares	—	—	—	—	—	—	(1.7)	(10.3)	12.0	—
Shares issued under equity compensation plan	94.6	—	—	—	0.1	—	—	—	94.5	—
Amortization of stock based compensation	17.3	—	—	—	—	—	—	—	17.3	—
Purchase of noncontrolling interest	(0.7)	—	—	—	—	—	—	—	0.2	(0.9)
Proceeds from call options related to settlement of convertible notes	2.6	—	—	—	—	—	—	—	2.6	—
Premium payment on settlement of convertible notes	(2.6)	—	—	—	—	—	—	—	(2.6)	—
Net income (loss) including noncontrolling interests	572.5	567.3	—	—	—	—	—	—	—	5.2
Other comprehensive income (loss), net of tax	192.9	—	192.9	—	—	—	—	—	—	—
Tax adjustment related to investment in MillerCoors reclassification	34.3	—	34.3	—	—	—	—	—	—	—
Dividends declared and paid	(238.7)	(234.6)	—	—	—	—	—	—	—	(4.1)
Balance at December 31, 2013	$8,630.1	$4,199.5	$154.9	$—	$1.7	$(321.1)	$108.5	$714.1	$3,747.6	$24.9
Exchange of shares	—	—	—	—	—	—	—	(52.6)	52.6	—
Shares issued under equity compensation plan	47.9	—	—	—	—	—	—	—	47.9	—
Amortization of stock based compensation	21.7	—	—	—	—	—	—	—	21.7	—
Purchase of noncontrolling interest	(0.4)	—	—	—	—	—	—	—	1.4	(1.8)
Net income (loss) including noncontrolling interests	517.8	514.0	—	—	—	—	—	—	—	3.8
Other comprehensive income (loss), net of tax	(1,053.3)	—	(1,053.3)	—	—	—	—	—	—	—
Dividends declared and paid	(277.7)	(273.6)	—	—	—	—	—	—	—	(4.1)
Balance at December 31, 2014	$7,886.1	$4,439.9	$(898.4)	$—	$1.7	$(321.1)	$108.5	$661.5	$3,871.2	$22.8
Exchange of shares	—	—	—	—	—	—	(0.3)	(58.5)	58.8	—
Shares issued under equity compensation plan	48.9	—	—	—	—	—	—	—	48.9	—
Amortization of stock based compensation	21.2	—	—	—	—	—	—	—	21.2	—
Purchase of noncontrolling interest	(0.3)	—	—	—	—	—	—	—	0.3	(0.6)
Net income (loss) including noncontrolling interests	362.8	359.5	—	—	—	—	—	—	—	3.3
Other comprehensive income (loss), net of tax	(797.5)	—	(796.5)	—	—	—	—	—	—	(1.0)
Repurchase of common stock	(150.3)	—	—	—	—	(150.3)	—	—	—	—
Dividends declared and paid	(307.8)	(303.4)	—	—	—	—	—	—	—	(4.4)
Balance at December 31, 2015	$7,063.1	$4,496.0	$(1,694.9)	$—	$1.7	$(471.4)	$108.2	$603.0	$4,000.4	$20.1
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
Our Fiscal Year
On November 14, 2013, our Board of Directors approved a resolution to change MCBC's fiscal year from a 52/53 week fiscal year to a calendar year. As such, our 2013 fiscal year end was extended from December 28, 2013, to December 31, 2013, with subsequent fiscal years beginning on January 1 and ending on December 31 of each year. Beginning January 1, 2014, quarterly results reflect the three month periods ending March 31, June 30, September 30, and December 31. This change aligned our fiscal year and interim reporting periods with our Central Europe business and MillerCoors, which were already following a monthly fiscal reporting calendar. Unless otherwise indicated, fiscal year 2015 refers to the 12 months ended December 31, 2015, fiscal year 2014 refers to the 12 months ended December 31, 2014, and fiscal year 2013 refers to the period from December 30, 2012, through December 31, 2013. The impact of the three additional days in fiscal year 2013 is immaterial to the consolidated financial statements.
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

In addition to supplying our own brands, the U.K. business (within our Europe segment) sells other beverage companies' products to on-premise customers to provide them with a full range of products for their retail outlets. We refer to this as the "factored brand business." Sales from this business are included in our net sales and cost of goods sold when ultimately sold, but the related volume is not included in our reported sales volumes. In the factored brand business, we normally purchase inventory, which includes excise taxes charged by the vendor, take orders from customers for such brands, and invoice customers for the product and related costs of delivery. In accordance with guidance pertaining to reporting revenue gross as a principal versus net as an agent, sales under the factored brands are reported on a gross basis.
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
In the U.K., loans are extended to a portion of the retail outlets that sell our brands. We reclassify a portion of beer revenue to interest income to reflect a market rate of interest on these loans. In fiscal years 2015, 2014 and 2013, these amounts were $3.9 million, $4.4 million, and $4.9 million, respectively, included in the Europe segment.
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
Marketing, General and Administrative Expenses
Our marketing, general and administrative expenses include media advertising (television, radio, print), tactical advertising (signs, banners, point-of-sale materials) and promotion costs on both local and national levels within our operating segments. The creative portion of our advertising activities is expensed as incurred. Production costs of advertising and promotional materials are expensed when the advertising is first run. Advertising expense was $401.6 million, $473.9 million and $447.0 million for 2015, 2014 and 2013, respectively. Prepaid advertising costs of $10.6 million and $16.1 million, were included in other current assets in the consolidated balance sheets at December 31, 2015, and December 31, 2014, respectively.
This classification includes general and administrative costs for functions such as finance, legal, human resources and information technology, along with acquisition and integration costs, which consist primarily of labor and outside services, as well as bad debt expense related to our allowance for doubtful accounts. Unless capitalization is allowed or required by U.S. GAAP, legal costs are expensed when incurred. These costs also include our marketing and sales organizations, including labor and other overheads. This line item additionally includes amortization costs associated with intangible assets, as well as certain depreciation costs related to non-production equipment and share-based compensation.
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
Other Income (Expense)
Our other income (expense) classification primarily includes gains and losses associated with activities not directly related to brewing and selling beer. For instance, aggregate unrealized and realized foreign exchange gains and losses resulting from remeasurement and settlement of foreign-denominated monetary assets and liabilities, as well as certain gains or losses on sales of non-operating assets are classified in this line item. These gains and losses are reported in the operating segment in which they occur; however, foreign exchange gains and losses on intercompany balances are reported within the Corporate segment. The initial recording of foreign-denominated transactions are classified based on the nature of the transaction, with the unrealized or realized foreign exchange gains or losses resulting from the subsequent remeasurement of the monetary asset or liability, and its ultimate settlement, classified in other income (expense).
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
Other Comprehensive Income (Loss)
Other comprehensive income (loss) ("OCI") represents income and losses for the reporting period which are excluded from net income (loss) and recognized directly within accumulated other comprehensive income (loss) ("AOCI") as a component of equity. These amounts are expected to be reclassified out of AOCI in the future, at which point they will be recognized within the consolidated statement of operations as a component of net income (loss). We recognize OCI related to the translation of assets and liabilities of our foreign subsidiaries which are denominated in currencies other than USD, unrealized gains and losses on the effective portion of our derivatives designated in cash flow and net investment hedging relationships, actuarial gains and losses and prior service costs related to our pension and other post-retirement benefit plans, as well as our proportionate share of our equity method investments' OCI. Additionally, we do not have the expectation or intent to cash settle certain of our intercompany note receivable and note payable positions in the foreseeable future; therefore, the remeasurement of these obligations is recorded as a component of foreign currency translation adjustments within OCI.
Cash and Cash Equivalents
Cash consists of cash on hand and bank deposits. Cash equivalents represent highly liquid investments with original maturities of three months or less. Our cash deposits may be redeemed upon demand and are maintained with multiple, reputable financial institutions.
Supplementary cash flow includes non-cash issuances of share-based awards. We also have non-cash investing activities related to movements in our guarantee of indebtedness of certain equity method investments, as well as $15.1 million related to the receipt of a note upon the sale of our U.K. malting facility. See Note 13, "Share-Based Payments", Note 4, "Investments" and Note 11, "Goodwill and Intangible Assets" for further discussion. There was no other non-cash activity in 2015, 2014 and 2013.
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
In the U.K., loans are extended to a portion of the retail outlets that sell our brands. At December 31, 2015, and December 31, 2014, total loans outstanding, net of allowances, were $25.7 million and $28.4 million, respectively, and are classified as either current or non-current notes receivable in our consolidated balance sheets. An allowance for credit losses is maintained to provide for loan losses deemed to be probable related to specifically identified loans and for losses in the loan portfolio that have been incurred at the balance sheet date. We establish our allowance through a provision for loan losses charged against earnings and recorded in marketing, general and administrative expenses. Loan balances that are written off are recorded against the allowance as a write-off. Activity within the allowance is immaterial for fiscal years 2015, 2014 and 2013.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. We regularly assess the shelf-life of our inventories and reserve for those inventories when it becomes apparent the product will not be sold within our freshness specifications. The allowance for obsolete finished goods and packaging materials was $3.4 million and $3.0 million at December 31, 2015, and December 31, 2014, respectively.
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
Goodwill and Other Intangible Assets
Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. The operations in each of the specific regions within our Canada, Europe and MCI segments are considered components based on the availability of discrete financial information and the regular review by segment management. We have concluded that the components within the Canada and Europe segments each meet the criteria as having similar economic characteristics and therefore have aggregated these components into the Canada and Europe reporting units, respectively. Additionally, we determined that the components within our MCI segment do not meet the criteria for aggregation with the exception of the operations of our India businesses, which constitute a separate reporting unit. As required, we evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment at the reporting unit level at least annually or when an interim triggering event occurs that would indicate that impairment may have taken place. Our annual test is performed as of the first day of our fiscal fourth quarter. We continuously monitor the performance of our other definite-lived intangible assets and evaluate for impairment when evidence exists that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in such impairment evaluations. Definite-lived intangible assets are stated at cost less accumulated amortization. Amortization is recorded using the straight-line method over the estimated lives of the assets as this approximates the pattern in which the assets economic benefits are consumed.
Equity Method Investments
We apply the equity method of accounting to 20% to 50% owned investments where we exercise significant influence or VIEs for which we are not the primary beneficiary. Equity method investments include our equity ownership in MillerCoors in the U.S., along with Brewers' Retail, Inc. ("BRI") and Brewers' Distributor Ltd. ("BDL") in Canada. The Molson Modelo Imports, L.P. ("MMI") joint venture was terminated effective February 2014. Additionally, in December 2013, we sold our interest in Tradeteam Ltd ("Tradeteam") (a transportation and logistics joint venture) to DHL, our previous joint venture partner. See Note 4, "Investments" for further discussion.
There are no related parties that own interests in our equity method investments as of December 31, 2015.
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
Changes in fair values (to the extent of hedge effectiveness) of outstanding cash flow and net investment hedges are recorded in OCI, until earnings are affected by the variability of cash flows of the underlying hedged item or the sale of the underlying net investment, respectively. Effective cash flow hedges offset the gains or losses recognized on the underlying exposure in the consolidated statements of operations, or for net investment hedges, the foreign exchange translation gain or loss recognized in AOCI. Changes in fair value of outstanding fair value hedges and the offsetting changes in fair value of the hedged item are recognized in earnings. Any ineffectiveness is recorded directly into earnings.
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
Pension and Postretirement Benefits
We maintain retirement plans for the majority of our employees. We offer different types of plans within each segment, including defined benefit plans, defined contribution plans and other postretirement benefit plans ("OPEB"). Each plan is managed locally and in accordance with respective local laws and regulations. Our equity investments, MillerCoors, BRI and BDL maintain defined benefit, defined contribution and postretirement benefit plans as well.
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
We employ the corridor approach for determining each plan's potential amortization from AOCI of deferred gains and losses, which occur when actual experience differs from estimates, into our net periodic pension and postretirement benefit cost. This approach defines the "corridor" as the greater of 10% of the projected benefit obligation or 10% of the market-related value of plan assets and requires amortization of the excess net gain or loss that exceeds the corridor over the average remaining service periods of active plan participants. As our U.K. plan is closed to new entrants and the future accrual of benefits, the average remaining life expectancy of all plan participants (including retirees) is used.
Fair Value Measurements
The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value as recorded due to the short-term nature of these instruments. In addition, the carrying amounts of our trade loan receivables, net of allowances, approximate fair value. The fair value of derivatives is estimated by discounting the estimated future cash flows utilizing observable market interest, foreign exchange and commodity rates adjusted for non-performance credit risk associated with our counterparties (assets) or with MCBC (liabilities). See Note 16, "Derivative Instruments and Hedging Activities" for additional information. Based on current market rates for similar instruments, the fair value of long-term debt is presented in Note 12, "Debt".
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
Foreign Currency
Assets and liabilities recorded in foreign currencies that are the functional currencies for the respective operations are translated at the prevailing exchange rate at the balance sheet date. Translation adjustments resulting from this process are reported as a separate component of OCI. Gains and losses from foreign currency transactions are included in earnings for the period. Revenue and expenses are translated at the average exchange rates during the period. Our primary operating currencies, other than USD, include the Canadian Dollar ("CAD"), the British Pound ("GBP"), and our Central European operating currencies such as the Euro ("EUR"), Czech Koruna ("CZK"), Croatian Kuna ("HRK") and Serbian Dinar ("RSD").
2. New Accounting Pronouncements
Adoption of New Accounting Pronouncements
Deferred Tax Assets and Liabilities
In November 2015, the Financial Accounting Standards Board ("FASB") issued authoritative guidance simplifying the presentation of deferred taxes by requiring all deferred tax assets and liabilities to be classified as non-current on the balance sheet. We have early adopted this guidance on a prospective basis, effective December 31, 2015. Adoption of this guidance resulted in the reclassification of our current deferred tax assets and liabilities to non-current in our consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted. See Note 6, "Income Tax" for further information related to the early adoption of this guidance.
Net Asset Value Practical Expedient
In May 2015, the FASB issued an amendment to the fair value measurement guidance that applies to reporting entities that elect to measure the fair value of an investment using the net asset value (“NAV”) per share (or its equivalent) practical expedient. Under the new guidance, investments for which fair value is measured, or are eligible to be measured, using the NAV per share practical expedient are excluded from the fair value hierarchy. The amendment also removes certain disclosure requirements for these investments. We have early adopted this guidance on a retrospective basis effective for our year ended December 31, 2015. The adoption of this guidance resulted in revisions to the presentation of the fair value hierarchy within Note 15, "Employee Retirement Plans and Postretirement Benefits". The adoption of this guidance did not impact our financial position or results of operations. See Note 15, "Employee Retirement Plans and Postretirement Benefits" for further information related to the early adoption of this guidance.

Debt Issuance Costs
In April 2015, the FASB issued authoritative guidance intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liabilities, consistent with the presentation of debt discounts. This results in the elimination of debt issuance costs as an asset and reduces the carrying value of our debt liabilities. As this guidance did not specifically address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, the FASB issued an announcement in August 2015, stating that they would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We early adopted this guidance effective for our quarter ended September 30, 2015, and have elected to continue to present our debt issuance costs associated with our line-of-credit arrangements as assets. The adoption of this guidance had an immaterial impact on our financial position and has resulted in the following retrospective adjustments to our consolidated balance sheet:

	December 31, 2014
	As Reported	As Adjusted
	(In millions)
Other current assets	$79.2	$77.4
Other assets	$203.6	$189.2
Current portion of long-term debt and short-term borrowings	$849.4	$849.0
Long-term debt	$2,337.1	$2,321.3
New Accounting Pronouncements Not Yet Adopted
Business Combinations
In September 2015, the FASB issued authoritative guidance related to business combinations, which is intended to simplify the accounting for measurement-period adjustments. The new standard eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business combination. Under the new guidance, an acquirer will be required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.
Inventory Measurement
In July 2015, FASB issued authoritative guidance intended to simplify the measurement of inventory. The amendment requires entities to measure in-scope inventory at the lower of cost and net realizable value, and replaces the current requirement to measure in-scope inventory at the lower of cost or market, which considers replacement cost, net realizable value, and net realizable value less an approximate normal profit margin. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2016. The amendment should be applied prospectively with early adoption permitted. We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance, but anticipate that such impact would be minimal.
Revenue Recognition
In May 2014, the FASB issued authoritative guidance related to new accounting requirements for the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. In August 2015, the FASB affirmed its proposal to defer the effective date of the new revenue recognition standard for all entities by one year. As a result, the requirements of the new standard are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. In conjunction with the deferral, the FASB will permit all entities to apply the new revenue recognition standard early, but not before the original effective date. The use of either a full retrospective or cumulative effect transition method is permitted. We have not yet selected a transition method and are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance.
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
Reporting Segments
Canada
The Canada segment consists of our production, marketing and sales of our brands, including core brands Coors Light and the Molson brand family, as well as Carling, Coors Banquet, Rickard's and other owned and licensed brands in Canada. The Canada segment also includes BRI, our joint venture arrangement related to the distribution and retail sale of beer in Ontario, and BDL, our joint venture arrangement related to the distribution of beer in the western provinces. Both BRI and BDL are accounted for as equity method investments. Also included in the Canada segment historically was MMI, our joint venture with Grupo Modelo S.A.B. de C.V. ("Modelo"), established to import, distribute, and market the Modelo beer brand portfolio across all Canadian provinces and territories. MMI was accounted for under the equity method. In November 2013, subsequent to Anheuser-Busch InBev's ("ABI") acquisition of Modelo, ABI and MCBC entered into an agreement providing for the accelerated termination of the MMI joint venture, effective February 2014. See Note 4, "Investments" for further discussion.
We have an agreement with Heineken N.V. ("Heineken") that grants us the right to import, market, distribute and sell Heineken products. Additionally, we had an agreement with SABMiller plc ("SABMiller") that granted us the right to brew or import, market, distribute and sell several SABMiller brands. In 2014, Miller Brewing Company ("Miller"), a wholly owned subsidiary of SABMiller, and MCBC entered into an agreement providing for the accelerated termination of the Miller license agreement, effective March 2015, under which we had exclusive rights to distribute certain Miller brands in Canada. As a result, beginning in the second quarter of 2015, we no longer distribute the Miller brands in Canada. We also contract brew and package certain Labatt and Asahi brands for the U.S. market.
United States (U.S.)
The U.S. segment consists of our interest, and results from our interest, in MillerCoors, our joint venture with SABMiller for all U.S. operations. MillerCoors produces, markets, and sells beer brands in the U.S. and Puerto Rico. MillerCoors' core brands sold in the U.S. include Coors Light and Miller Lite, as well as Blue Moon, Coors Banquet, Keystone Light, Leinenkugel's, Miller Genuine Draft and Miller High Life. Our interest in MillerCoors is accounted for under the equity method of accounting. See Note 4, "Investments" for further discussion.
Europe
The Europe segment consists of our production, marketing and sales of our brands, including major core brands Carling and Staropramen, as well as Apatinsko, Astika, Bergenbier, Blue Moon, Borsodi, Branik, Coors Light, Jelen, Kamenitza, Niksicko, Noroc, Ostravar, Ozujsko, Sharp's Doom Bar and Worthington's, as well as a number of smaller regional ale brands in the U.K., Republic of Ireland and Central Europe. Our European business has licensing agreements with various other brewers through which it also brews or distributes Beck's, Belle-Vue Kriek brands, Hoegaarden, Leffe, Lowenbrau, Löwenweisse, Spaten and Stella Artois in certain Central European countries. Our contract for the distribution of the Modelo brands in the U.K. expired as of December 31, 2014, however, beginning in January 2015, we acquired the rights to distribute Corona Extra other Modelo brands throughout the Central European countries in which we operate. In the third quarter of 2015, we purchased the Rekorderlig cider brand distribution rights in the U.K. and Republic of Ireland. In the U.K., we also sell the Cobra brands through the Cobra Beer Partnership Ltd. joint venture and the Grolsch brands through a joint venture with Royal Grolsch N.V., and are the exclusive distributor for several brands including Singha. Additionally, in order to be able to provide a full line of beer and other beverages to our U.K. on-premise customers, we sell "factored" brands, which are third-party beverage brands for which we provide distribution to retail, typically on a non-exclusive basis. We have distribution agreements with Tradeteam (a subsidiary of DHL) for the distribution of our products in the U.K. through 2023. In June 2015, we terminated our agreement with Carlsberg whereby it held the exclusive distribution rights for the Staropramen brand in the U.K. As a result of this termination, we agreed to pay Carlsberg an early termination payment of GBP 19.0 million ($29.4 million at payment date). The transition period concluded on December 27, 2015, at which time we have the exclusive distribution rights of the Staropramen brand in the U.K. Separately, in December 2013, we entered into an agreement with Heineken to early terminate our contract brewing and kegging agreement with Heineken under which we produced and packaged the Foster's and Kronenbourg brands in the U.K. As a result of the termination, Heineken agreed to pay us an aggregate early termination payment of GBP 13.0 million, of which we received GBP 5.0 million in 2014 and the remaining GBP 8.0 million on April 30, 2015. The full amount of the termination payment ($19.4 million upon recognition) is included as income within special items during the year ended December 31, 2015.

Molson Coors International (MCI)
The objective of MCI is to grow and expand our business and brand portfolio in new and existing markets, including emerging markets, outside the U.S., Canada, and Europe segments. The focus of MCI includes Latin America (including Mexico, Central America, the Caribbean and South America, excluding Puerto Rico, as it is part of the U.S. segment), Asia, Europe (excluding U.K, Ireland and Central Europe, as they are a part of the Europe segment), and Australia.
MCI is comprised of our standalone businesses, our export business, and our license business. Our standalone businesses include India, which includes both our joint venture with majority share and operational control of Molson Coors Cobra India as well as Mount Shivalik Breweries, Ltd, ("Mount Shivalik") which we acquired in the second quarter of 2015, along with our businesses in Japan and China. During the second quarter of 2015, we announced our decision to substantially restructure our China business, which we have now moved to a distribution model. Our export business expands the reach of our international brands into Latin America and Western Europe. Our license business builds long term licensing partnerships with leading global brewers to market and grow our international brands in markets which typically have a greater barrier to entry, such as Mexico, Ukraine, Russia, Spain and Australia.
The brands we sell include Blue Moon, Carling, Cobra, Coors Light, Corona, Molson Canadian and Staropramen, as well as brands unique to our international markets including Coors, Coors 1873, Coors Extra, Coors Gold, Iceberg 9000, King Cobra, Royal Brew, Thunderbolt and Zima.
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
Summarized Financial Information
No single customer accounted for more than 10% of our consolidated sales in 2015, 2014 or 2013. Net sales represent sales to third-party external customers. Inter-segment transactions impacting sales revenues and income (loss) from continuing operations before income taxes are insignificant (other than those with MillerCoors, see Note 4, "Investments" for additional details) and eliminated in consolidation.
The following tables represent consolidated net sales, interest expense, interest income, and reconciliations of amount shown as income (loss) from continuing operations before income taxes to income (loss) from continuing operations attributable to MCBC:

	Year ended December 31, 2015
	Canada	U.S.	Europe	MCI	Corporate	Eliminations	Consolidated
	(In millions)
Net sales	$1,511.5	$—	$1,914.9	$144.5	$1.0	$(4.4)	$3,567.5
Interest expense	—	—	—	—	(120.3)	—	(120.3)
Interest income	—	—	3.9	—	4.4	—	8.3
Income (loss) from continuing operations before income taxes	$277.3	$516.3	$(109.7)	$(24.8)	$(248.4)	$—	$410.7
Income tax benefit (expense)							(51.8)
Net income (loss) from continuing operations							358.9
Net (income) loss attributable to noncontrolling interests							(3.3)
Net income (loss) from continuing operations attributable to MCBC							$355.6
Eliminations reflect inter-segment sales from the Europe segment to the MCI segment. Income (loss) from continuing operations before income taxes includes the impact of special items. Refer to Note 7, "Special Items" for further discussion.

	Year ended December 31, 2014
	Canada	U.S.	Europe	MCI	Corporate	Eliminations	Consolidated
	(In millions)
Net sales	$1,793.9	$—	$2,200.3	$156.3	$1.1	$(5.3)	$4,146.3
Interest expense	—	—	—	—	(145.0)	—	(145.0)
Interest income	—	—	4.4	—	6.9	—	11.3
Income (loss) from continuing operations before income taxes	$406.8	$561.8	$(111.9)	$(13.3)	$(257.1)	$—	$586.3
Income tax benefit (expense)							(69.0)
Net income (loss) from continuing operations							517.3
Net (income) loss attributable to noncontrolling interests							(3.8)
Net income (loss) from continuing operations attributable to MCBC							$513.5
Eliminations reflect inter-segment sales from the Europe segment to the MCI segment. Income (loss) from continuing operations before income taxes includes the impact of special items. Refer to Note 7, "Special Items" for further discussion.

	Year ended December 31, 2013
	Canada	U.S.	Europe	MCI	Corporate	Eliminations	Consolidated
	(In millions)
Net sales	$1,943.8	$—	$2,128.3	$137.6	$1.2	(4.8)	$4,206.1
Interest expense	—	—	—	—	(183.8)	—	(183.8)
Interest income	—	—	4.9	—	8.8	—	13.7
Income (loss) from continuing operations before income taxes	$363.3	$539.0	$34.3	$(11.8)	$(270.3)	—	$654.5
Income tax benefit (expense)							(84.0)
Net income (loss) from continuing operations							570.5
Net (income) loss attributable to noncontrolling interests							(5.2)
Net income (loss) from continuing operations attributable to MCBC							$565.3
Eliminations reflect inter-segment sales from the Europe segment to the MCI segment. Income (loss) from continuing operations before income taxes includes the impact of special items. Refer to Note 7, "Special Items" for further discussion.
The following table presents total assets by segment:

	As of
	December 31, 2015	December 31, 2014(1)
	(In millions)
Canada	$4,560.6	$5,537.2
U.S.	2,441.0	2,388.6
Europe	4,807.5	5,773.3
MCI	133.7	75.2
Corporate	333.5	205.8
Consolidated total assets	$12,276.3	$13,980.1

(1)
Amounts have been adjusted to reflect the adoption of the authoritative guidance requiring debt issuance costs to be presented as a direct reduction from the carrying value of the related debt. See Note 2, "New Accounting Pronouncements" for further discussion.

The following table presents select cash flow information by segment:

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
		(In millions)
Depreciation and amortization(1):
Canada	$117.3	$117.6	$122.8
Europe	186.5	184.1	185.0
MCI	3.9	2.7	2.9
Corporate	6.7	8.6	9.8
Consolidated depreciation and amortization	$314.4	$313.0	$320.5
Capital expenditures:
Canada	$77.3	$77.8	$75.7
Europe	173.7	168.6	204.6
MCI	10.0	0.9	1.6
Corporate	14.0	12.2	12.0
Consolidated capital expenditures	$275.0	$259.5	$293.9

(1)	Depreciation and amortization amounts do not reflect amortization of bond discounts, fees, or other debt-related items.
The following table presents net sales by geography, based on the location of the customer:

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In millions)
Net sales to unaffiliated customers:
Canada	$1,421.1	$1,699.9	$1,839.8
United States and its territories	94.1	98.1	105.2
United Kingdom	1,224.6	1,391.5	1,261.6
Other foreign countries(1)	827.7	956.8	999.5
Consolidated net sales	$3,567.5	$4,146.3	$4,206.1

(1)
Reflects net sales from the individual countries within our Central European operations (included in our Europe segment), as well as our MCI segment, for which no individual country has total net sales exceeding 10% of the total consolidated net sales.

The following table presents net properties by geographic location:

	As of
	December 31, 2015	December 31, 2014
	(In millions)
Net properties:
Canada	$598.1	$736.1
United States and its territories	28.4	35.2
United Kingdom	422.5	465.7
Other foreign countries(1)	541.8	561.0
Consolidated net properties	$1,590.8	$1,798.0

(1)
Reflects net properties within the individual countries included in our Central European operations (included in our Europe segment), as well as our MCI segment, for which no individual country has total net properties exceeding 10% of the total consolidated net properties.

4. Investments
Our investments include both equity method and consolidated investments. Those entities identified as VIEs have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, consolidate these entities. None of our consolidated VIEs held debt as of December 31, 2015, or December 31, 2014. With the exception of the BRI debt guarantee further discussed below under "Other Equity Investments", we have not provided any financial support to any of our VIEs during 2015 that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable. See below under "Affiliate Transactions" for further details.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. As of December 31, 2015, and December 31, 2014, our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K.") and Grolsch U.K. Ltd ("Grolsch"). Our unconsolidated VIEs are BRI and BDL. The MMI operations were terminated in the first quarter of 2014 and the joint venture was subsequently dissolved in the third quarter of 2014. See further discussion below.
Equity Investments
Investment in MillerCoors
MillerCoors has a Board of Directors consisting of five MCBC appointed and five SABMiller appointed directors. The percentage interests in the profits of MillerCoors are 58% for SABMiller and 42% for MCBC, and voting interests are shared 50% - 50%. Both parties to the MillerCoors joint venture are currently able to transfer their economic and voting interest, however, certain rights of first refusal will apply to any assignment of such interests. Our interest in MillerCoors is accounted for under the equity method of accounting. Accordingly, we consider MillerCoors an affiliate. See "Affiliate Transactions" section below summarizing our transactions and balances with affiliates, including MillerCoors.
As discussed in Note 21, "Pending Acquisition", on November 11, 2015, we entered into a purchase agreement to acquire all of SABMiller’s 58% economic interest and 50% voting interest in MillerCoors and all trademarks, contracts and other assets primarily related to the Miller brand portfolio outside of the U.S. and Puerto Rico. Following the closing of the pending Acquisition, the Company will own 100% of the outstanding equity and voting interests of MillerCoors. See further details regarding the pending Acquisition in Note 21, "Pending Acquisition".

Summarized financial information for MillerCoors is as follows:
Condensed Balance Sheets

	As of
	December 31, 2015	December 31, 2014
	(In millions)
Current assets	$800.5	$795.3
Non-current assets	9,099.5	9,047.4
Total assets	$9,900.0	$9,842.7
Current liabilities	$1,180.1	$1,061.3
Non-current liabilities	1,407.0	1,578.8
Total liabilities	2,587.1	2,640.1
Noncontrolling interests	20.1	23.5
Owners' equity	7,292.8	7,179.1
Total liabilities and equity	$9,900.0	$9,842.7
The following represents our proportionate share in MillerCoors' equity and reconciliation to our investment in MillerCoors:

	As of
	December 31, 2015	December 31, 2014
	(In millions, except percentages)
MillerCoors owners' equity	$7,292.8	$7,179.1
MCBC economic interest	42%	42%
MCBC proportionate share in MillerCoors' equity	3,063.0	3,015.2
Difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(1)	(657.0)	(661.6)
Accounting policy elections	35.0	35.0
Investment in MillerCoors	$2,441.0	$2,388.6

(1)
Our net investment in MillerCoors is based on the carrying values of the net assets contributed to the joint venture which is less than our proportionate share of underlying equity (42%) of MillerCoors (contributed by both Coors Brewing Company ("CBC") and Miller). This basis difference, with the exception of certain non-amortizing items (goodwill, land, etc.), is being amortized as additional equity income over the remaining useful lives of the contributed long-lived amortizing assets.

Results of Operations

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In millions)
Net sales	$7,725.5	$7,848.4	$7,800.8
Cost of goods sold	(4,547.5)	(4,743.8)	(4,723.7)
Gross profit	$3,178.0	$3,104.6	$3,077.1
Operating income(1)	$1,239.2	$1,347.3	$1,287.4
Net income attributable to MillerCoors(1)	$1,217.8	$1,326.2	$1,270.5

(1)
Results for 2015 include special charges related to the planned closure of the Eden, North Carolina, brewery, including $61.3 million of accelerated depreciation in excess of normal depreciation associated with the brewery, and $6.4 million of severance and other charges. MillerCoors also recorded special charges in 2015 of $42.4 million related to an early settlement of a portion of its defined benefit pension plan liability. Results for 2014 include special charges related to restructuring activities of $1.4 million. Results for 2013 include special charges related to restructuring activities and asset write-offs of $17.2 million and $2.6 million, respectively.

The following represents our proportionate share in net income attributable to MillerCoors reported under the equity method:

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In millions, except percentages)
Net income attributable to MillerCoors	$1,217.8	$1,326.2	$1,270.5
MCBC economic interest	42%	42%	42%
MCBC proportionate share of MillerCoors net income	511.5	557.0	533.6
Amortization of the difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors	4.6	4.6	4.6
Share-based compensation adjustment(1)	0.2	0.2	0.8
Equity income in MillerCoors	$516.3	$561.8	$539.0

(1)
The net adjustment is to eliminate all share-based compensation impacts related to pre-existing SABMiller plc equity awards held by former Miller employees employed by MillerCoors as well as to add back all share-based compensation impacts related to pre-existing MCBC equity awards held by former MCBC employees that have transferred to MillerCoors.

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
There were no undistributed earnings in MillerCoors as of December 31, 2015, or December 31, 2014.
Other Equity Investments
Brewers' Retail Inc.
BRI, a VIE, is a beer distribution and retail network for the Ontario region of Canada, with majority of the ownership residing with MCC, Labatt Breweries of Canada LP (a subsidiary of ABI) and Sleeman Breweries Ltd. (a subsidiary of Sapporo International). BRI charges its owners administrative fees that are designed so the entity operates on a break-even basis. This administrative fee is based on costs incurred, net of other revenues earned, and is allocated in accordance with the operating agreement to its owners based on volume of products. Contractual provisions cause participation in governance and other interests to fluctuate based on this calculated market share requiring frequent primary beneficiary evaluations. However, based on the existing structure, control is shared, and remains shared through such changes, and therefore we do not anticipate becoming the primary beneficiary in the foreseeable future. We consider BRI an affiliate. See "Affiliate Transactions" section below summarizing our transactions and balances with affiliates, including BRI.
In 2015, we, along with the other owners of BRI and the Province of Ontario, agreed to revise the ownership structure of BRI. The new BRI shareholder agreement (“New Shareholder Agreement”) incorporating these changes, as further discussed below, became effective at the beginning of 2016. The New Shareholder Agreement adjusted the existing BRI ownership structure to allow all other small and large Ontario based brewers the ability to participate in the ownership of BRI. As part of this change, the board of directors of BRI has been expanded to include representation for these new ownership groups, as well as independent director representation. The new owners are subject to the same fee structure as the current owners, with the exception of smaller brewers, who have discounted fees, as they are not required to fund certain costs associated with pension obligations. BRI will continue to operate on a break-even basis under the new ownership structure. BRI also converted all existing capital stock into a new share class, as well as created a separate new share class to facilitate new and existing brewer participation and governance. While governance and board of director participation continues to have the ability to fluctuate based on market share relative to the other owners, our equity interest has become fixed under the New Shareholder Agreement. We have evaluated these changes from a primary beneficiary perspective and concluded that we will continue to account for BRI as an equity method investment as control of BRI continues to be shared under the New Shareholder Agreement.
During the second quarter of 2015, BRI entered into a Canadian Dollar ("CAD") 150.0 million revolving credit facility with Canadian Imperial Bank of Commerce (“CIBC”), maturing one year after issuance, with one year renewal options subject to approval by CIBC. In conjunction with the issuance of the revolving credit facility, we, along with two additional shareholders of BRI, were each required to guarantee BRI’s obligations under the facility, with our proportionate share of the guarantee totaling 45.9%. As a result of this guarantee, we have a current liability of $16.9 million as of December 31, 2015.

The carrying value of the guarantee equals its fair value, which considers an adjustment for our own non-performance risk and is considered a level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our equity method investment balance. The guarantee liability was calculated based on our proportionate, 45.9% share of BRI’s total revolving credit facility outstanding balance at December 31, 2015. The resulting change in equity investment balance during the year due to movements in the guarantee represents a non-cash investing activity.
We have an obligation to proportionately fund BRI's operations. As a result of this obligation, we continue to record our proportional share of BRI's net income or loss and OCI activity, including when we have a negative equity method balance. As of December 31, 2015, we had a positive equity method investment balance of $7.3 million and as of December 31, 2014, we had a negative equity method balance of $21.7 million. The increase to our net investment balance was primarily driven by a decrease to BRI's employee retirement plan obligations (resulting from the annual actuarial valuation) favorably impacting the net assets of BRI, as well as our guarantee of the BRI revolving credit facility discussed above. See "Affiliate Transactions" below for BRI affiliate transactions including administrative fees charged to Molson Coors under the agreement with BRI which are recorded in cost of goods sold, as well as for BRI affiliate due to and due from balances as of December 31, 2015, and December 31, 2014, respectively, related to trade receivables and payables for sales to external customers and costs incurred by BRI offset by administrative fees charged and paid by MCBC (which may be in a payable or receivable position depending on the amount under or over charged).
Brewers' Distributor Ltd.
BDL, a VIE, is a distribution operation owned by MCC and Labatt Breweries of Canada LP (a subsidiary of ABI) that, pursuant to an operating agreement, acts as an agent for the distribution of their products in the western provinces of Canada. The two owners share 50% - 50% voting control of this business. We consider BDL an affiliate. See "Affiliate Transactions" section below summarizing our transactions and balances with affiliates, including BDL.
BDL charges the owners administrative fees that are designed so the entity operates at break-even profit levels. This administrative fee is based on costs incurred, net of other revenues earned, and is allocated in accordance with the operating agreement to the owners based on volume of products. No other parties are allowed to sell beer through BDL, which does not take legal title to the beer distributed for the owners. As of December 31, 2015, and December 31, 2014, our investment in BDL was $15.7 million and $13.7 million, respectively. The increase in our investment was primarily related to a decrease in BDL's employee retirement plan obligation (resulting from the annual actuarial valuation) favorably impacting the net assets of BDL. See "Affiliate Transactions" section below for BDL affiliate transactions including administrative fees charged to Molson Coors under the agreement with BDL which are recorded in cost of goods sold, as well as for BDL affiliate due to and due from balances as of December 31, 2015, and December 31, 2014, respectively, related to trade receivables and payables for sales to external customers and costs incurred by BDL offset by administrative fees charged and paid by MCBC (which may be in a payable or receivable position depending on the amount under or over charged).
Our other equity method investments are not considered significant for disclosure of financial information on either an individual or aggregated basis and there were no significant undistributed earnings as of December 31, 2015, or December 31, 2014, for any of these companies.

Affiliate Transactions
All transactions with our equity method investments are considered related party transactions and recorded within our affiliate accounts. The following table summarizes transactions with affiliates:

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In millions)
Beer sales to MillerCoors	$11.7	$13.1	$16.6
Beer purchases from MillerCoors	$43.2	$37.3	$19.2
Service agreement costs and other charges to MillerCoors	$2.6	$2.4	$2.5
Service agreement costs and other charges from MillerCoors	$0.9	$1.0	$1.1
Administrative fees, net charged from BRI	$88.8	$103.4	$118.1
Administrative fees, net charged from BDL	$36.4	$50.8	$59.6
Amounts due to and due from affiliates as of December 31, 2015, and December 31, 2014, respectively, are as follows:

	Amounts due from affiliates		Amounts due to affiliates
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(In millions)
MillerCoors	$1.6	$3.2	$9.2	$11.5
BRI	4.5	28.0	—	0.4
BDL	10.1	6.4	—	8.6
Other	0.6	1.2	1.4	0.9
Total	$16.8	$38.8	$10.6	$21.4

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

The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	December 31, 2015		December 31, 2014
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Grolsch	$6.9	$3.3	$6.8	$2.9
Cobra U.K.	$30.2	$0.9	$31.0	$0.8
Termination and Sale of Investments
Modelo Molson Imports, L.P.
On February 28, 2014, ABI and MCBC finalized the accelerated termination of MMI, a 50% - 50% joint venture with Grupo Modelo S.A.B. de C.V. ("Modelo"), which provided for the import, distribution, and marketing of the Modelo beer brand portfolio across all Canadian provinces and territories. The joint venture was accounted for under the equity method of accounting.
Following the successful completion of the transition in the first quarter of 2014, we recognized income of $63.2 million (CAD 70.0 million) within special items, reflective of the agreed upon payment received from Modelo. Additionally, in the first quarter of 2014, we recorded a charge of $4.9 million representing the accelerated amortization of the remaining carrying value of our definite-lived intangible asset associated with the agreement. In accordance with the termination agreement, MMI continued to operate in its historical capacity through the end of the transition period. Effective end of day on February 28, 2014, MMI ceased all operations and was dissolved during the third quarter of 2014 upon final agreement with ABI on the distribution amount of the joint venture's remaining net assets. Our results for 2014, reflect our proportionate ownership interest of the MMI activity during the first quarter of 2014 through end of day February 28, 2014. Under the MMI arrangement, we recognized equity earnings within cost of goods sold of $0.7 million and $11.7 million during 2014 and 2013, respectively. In addition, during 2014 and 2013, MCC recognized marketing and administrative cost recoveries related to the promotion, sale and distribution of Modelo products under our agency and services agreement with MMI of $1.1 million and $11.3 million, respectively. These cost recoveries are recorded within marketing, general and administrative expenses.
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
The financial commitments on early termination of the new secondary distribution agreement are to essentially assume and settle liabilities related to the various assets and infrastructure required to deliver the service to us, and to compensate Tradeteam, depending on the circumstances of such early termination. These early termination commitments decline over the term of the new agreement, and are calculable by reference to the circumstances of termination. Services provided under the Tradeteam contracts were approximately $126.9 million during 2013 and are included in cost of goods sold. Services provided by Tradeteam in 2015 and 2014 under the new third party arrangements are included within total purchases under our supply and distribution contracts further discussed within Note 18, "Commitments and Contingencies". During 2013, we recognized equity earnings from our Tradeteam investment of $4.6 million which are recorded within cost of goods sold.
MC Si'hai
Since its inception, the performance of the MC Si'hai joint venture did not meet our expectations due to delays in executing its business plans as well as significant difficulties in working with our business partner. Through the on-going arbitration process, which began in 2012, we began discussions with the joint venture partner and concluded upon a price that we would accept to exit the relationship through the sale of our interest in the joint venture. As a result, in December 2013, we sold our interest in the joint venture and, upon finalizing the sale, we recognized a gain of $6.0 million, recorded as a special item. The gain consists of the non-cash release of the $5.4 million liability remaining upon deconsolidation in 2012, as well as $0.6 million of proceeds received upon closing of the sale. We also recognized legal and related fees in relation to the sale of $1.2 million during 2013.
5. Other Income and Expense
The table below summarizes other income and (expense):

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In millions)
Bridge loan commitment fees(1)	$(6.9)	$—	$—
Gain on sale of non-operating asset(2)	0.8	—	23.5
Gain (loss) from other foreign exchange and derivative activity	6.2	(6.6)	(7.8)
Other, net	0.8	0.1	3.2
Other income (expense), net	$0.9	$(6.5)	$18.9

(1)
During the fourth quarter of 2015, we recognized amortization of commitment costs incurred in connection with our bridge loan agreement entered into subsequent to the announcement of the pending Acquisition of MillerCoors. See Note 21, "Pending Acquisition" for further discussion.

(2)
In 2015, we recorded gains on the sale of non-operating assets. In 1991, we became a limited partner in the Colorado Rockies Baseball Club, Ltd. ("the Partnership"), treated as a cost method investment. Effective November 8, 2013, we sold our 14.6% interest in the Partnership and recognized a gain of $22.3 million. We did not make any cash contributions in 2013, and cash distributions, recognized within other income, from the Partnership were immaterial in 2013.

Additionally, during the first quarter of 2013, we realized a $1.2 million gain for proceeds received related to a non-income-related tax settlement resulting from historical activity within our former investment in the Montreal Canadiens.

6. Income Tax
Our income (loss) from continuing operations before income taxes on which the provision for income taxes was computed is as follows:

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In millions)
Domestic	$746.1	$736.2	$809.7
Foreign	(335.4)	(149.9)	(155.2)
Total	$410.7	$586.3	$654.5
Income tax expense (benefit) includes the following current and deferred provisions:

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In millions)
Current:
Federal	$116.1	$78.4	$39.1
State	11.8	12.9	11.8
Foreign	25.2	(22.5)	50.7
Total current tax expense (benefit)	$153.1	$68.8	$101.6
Deferred:
Federal	$(26.1)	$27.6	$59.6
State	(5.8)	2.0	5.1
Foreign	(69.4)	(29.4)	(82.3)
Total deferred tax expense (benefit)	$(101.3)	$0.2	$(17.6)
Total income tax expense (benefit) from continuing operations	$51.8	$69.0	$84.0
The decrease in income tax expense in 2015 was primarily due to lower pretax income versus the prior year. The decrease in pretax income was due to an increased foreign pretax loss, driven by unfavorable movements in foreign currency rates, increased special charges versus the prior year and the impact from the loss of major business contracts in 2015. The decrease in income tax expense in 2014 versus 2013 was primarily driven by lower pretax income due to an increase in special charges versus 2013, as well as the release of unrecognized tax benefits and an approximate $21 million income tax benefit related to the finalization of the bilateral advanced pricing agreement ("BAPA") between the U.S. and Canada tax authorities in 2014.
Our effective tax rate varies from the U.S. federal statutory income tax rate as follows:

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	1.6%	2.5%	1.3%
Effect of foreign tax rates and tax planning	(29.2)%	(24.3)%	(27.4)%
Effect of unrecognized tax benefits	(3.5)%	(3.9)%	3.3%
Change in valuation allowance	8.2%	0.4%	(1.5)%
Other, net	0.5%	2.1%	2.1%
Effective tax rate	12.6%	11.8%	12.8%
Our effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to the impact of lower effective income tax rates applicable to our foreign businesses, driven by lower local statutory income tax rates and tax planning impacts on statutory taxable income. The statutory tax rates in the countries in Europe which we operate range from 9% in Montenegro to 20% in the U.K. Canada has a statutory tax rate of approximately 26%. In addition to these lower effective foreign tax rates, during 2015 and 2014, our effective tax rate was also positively impacted by the favorable resolution of unrecognized tax benefits in various taxing jurisdictions as further discussed below. Our effective tax rates were also positively impacted by the above mentioned finalization of the BAPA between the U.S. and Canada tax authorities in 2014, and the related BAPA renewal application which was formally submitted during the first quarter of 2015. The BAPA renewal submission covers both historical and future tax years and is subject to approval by both taxing authorities.
The table below summarizes our deferred tax assets and liabilities:

	As of
	December 31, 2015	December 31, 2014
	(In millions)
Current deferred tax assets:
Compensation related obligations	$—	$2.8
Accrued liabilities and other	—	15.8
Valuation allowance	—	(4.9)
Balance sheet reserves and accruals	—	10.7
Other	—	7.8
Total current deferred tax assets	$—	$32.2
Current deferred tax liabilities:
Partnership investments	—	169.8
Total current deferred tax liabilities	$—	$169.8
Net current deferred tax assets	—	—
Net current deferred tax liabilities	$—	$137.6

	As of
	December 31, 2015	December 31, 2014
	(In millions)
Non-current deferred tax assets:
Compensation related obligations	$19.3	$8.0
Pension and postretirement benefits	61.2	118.7
Tax credit carryforwards	1.5	1.5
Tax loss carryforwards	897.9	166.8
Intercompany financing	3.2	6.8
Partnership investments	—	27.2
Accrued liabilities and other	32.3	1.0
Other	6.8	10.4
Valuation allowance	(824.9)	(100.5)
Total non-current deferred tax assets	$197.3	$239.9
Non-current deferred tax liabilities:
Fixed assets	69.7	107.3
Partnership investments	169.7	—
Foreign exchange gain/loss	48.7	13.7
Intangible assets	644.0	789.1
Hedging	4.0	12.5
Other	9.9	5.5
Total non-current deferred tax liabilities	$946.0	$928.1
Net non-current deferred tax assets	—	—
Net non-current deferred tax liabilities	$748.7	$688.2

As discussed in Note 2, "New Accounting Pronouncements", during the fourth quarter of 2015, we elected to early adopt the FASB’s recently issued guidance requiring all deferred tax assets and deferred tax liabilities to be presented as non-current on the consolidated balance sheet. Adoption of this guidance resulted in the reclassification of our current deferred tax assets and liabilities to non-current in our consolidated balance sheet as of December 31, 2015. This guidance has been adopted on a prospective basis, and therefore, prior periods have not been retrospectively adjusted and continue to reflect current and non-current classification as historically presented.
Additionally, during 2015, we recorded tax loss carryforwards in certain European jurisdictions in the aggregate of $713.7 million, primarily driven by investment losses recognized based on local statutory accounting requirements. As the carryforwards were generated in jurisdictions where we do not have operations, we concluded that it was more likely than not that the net operating losses will not be realized, and thus recorded a full valuation allowance on the associated deferred tax assets. The recognition of these deferred tax assets and fully offsetting valuation allowance resulted in a zero net impact to the consolidated statement of operations, balance sheet and statement of cash flows.
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
We have deferred tax assets for U.S. tax carryforwards that expire between 2016 and 2032 of $4.5 million and $8.6 million at December 31, 2015, and December 31, 2014, respectively. We have foreign tax loss carryforwards that expire between 2016 and 2035 of $160.5 million and $142.1 million as of December 31, 2015, and December 31, 2014, respectively. We have foreign tax loss carryforwards that do not expire of $734.4 million and $17.6 million as of December 31, 2015, and December 31, 2014, respectively. The significant increase in foreign tax loss carryforwards that do not expire is primarily driven by the tax loss carryforwards related to certain European jurisdictions specifically mentioned above.
The following table presents our deferred tax assets and liabilities on a net basis:

	As of
	December 31, 2015	December 31, 2014
	(In millions)
Domestic net current deferred tax liabilities	$—	$164.6
Foreign net current deferred tax liabilities	—	0.2
Foreign net current deferred tax assets	—	27.2
Net current deferred tax liabilities	$—	$137.6
Domestic net non-current deferred tax assets	$—	$23.1
Domestic net non-current deferred tax liabilities	195.0	—
Foreign net non-current deferred tax assets	20.2	35.1
Foreign net non-current deferred tax liabilities	573.9	746.4
Net non-current deferred tax liabilities	$748.7	$688.2
The 2015 and 2014 amounts above exclude $30.9 million and $37.9 million, respectively, of unrecognized tax benefits that have been recorded as a reduction of non-current deferred tax assets, which is presented within non-current deferred tax liabilities due to jurisdictional netting on the consolidated balance sheets, as a result of the FASB's recently issued guidance related to the presentation of these items which was adopted in 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In millions)
Balance at beginning of year	$59.8	$137.9	$109.2
Additions for tax positions related to the current year	1.8	2.2	3.7
Additions for tax positions of prior years	2.2	20.4	59.2
Reductions for tax positions of prior years	(5.5)	(19.4)	(3.2)
Settlements	(0.9)	(55.4)	(2.6)
Release due to statute expiration and legislative changes	(9.6)	(18.4)	(24.9)
Foreign currency adjustment	(8.3)	(7.5)	(3.5)
Balance at end of year	$39.5	$59.8	$137.9
During 2015, we had a net reduction in unrecognized tax benefits of $20.3 million. This reduction was primarily driven by the release of the remaining $8.1 million unrecognized tax benefit that was established during the second quarter of 2014 as further discussed below, as well as the release of other unrecognized tax benefits in domestic and foreign jurisdictions, and foreign exchange rate movements.
During the second quarter of 2014, we identified that we had incorrectly omitted recognizing a liability for uncertain tax positions related to fiscal year 2010 that resulted in an immaterial misstatement of income tax expense within the consolidated statement of operations for the year ended December 25, 2010, as well as the liability for unrecognized tax benefits and retained earnings within the consolidated balance sheets at December 31, 2013, December 29, 2012, December 31, 2011, and December 25, 2010. Accordingly, during 2014, we revised our presentation of these amounts to correct for this error, which resulted in an increase in current unrecognized tax benefits of $19.3 million and non-current unrecognized tax benefits of $14.4 million as of December 31, 2013. During the third quarter of 2014, we filed an amendment to certain historical U.S. tax returns and concurrently fully settled the current $19.3 million unrecognized tax benefit resulting from this adjustment. This settlement amount is included in the table above but did not impact our 2014 effective tax rate as it was settled for the amount of the liability. Additionally, upon expiration of certain statutes of limitations during the third quarter of 2014, we released a portion of the non-current unrecognized tax benefit adjustment, which resulted in a $6.3 million benefit to our 2014 income tax expense. As discussed above, the remainder of this unrecognized tax benefit adjustment was released in the third quarter of 2015 upon expiration of the statute of limitations, resulting in an $8.1 million benefit to 2015 income tax expense.
In addition to the $25.6 million decrease in 2014 unrecognized tax benefits discussed above, the overall decrease in unrecognized tax positions during 2014 was further driven by the $34.9 million settlement of a tax audit and the impact of the resolution of the BAPA in Canada that were offset by the intended utilization of deferred tax assets and therefore did not impact our effective tax rate, the favorable resolution of tax audits resolved in Europe resulting in the release of $16.2 million of unrecognized tax positions and the release of unrecognized tax benefits due to expiration of the statute of limitations in Europe and Canada.
Our remaining unrecognized tax benefits as of December 31, 2015, relate to tax years that are currently open, and amounts may differ from those to be determined upon closing of the positions. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.
During 2016, we anticipate that approximately $1 million to $4 million of unrecognized tax benefits will be released due to settlements as well as the closing of statutes of limitation in the U.S., Canada and Europe.

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
Reconciliation of unrecognized tax benefits balance	(In millions)
Estimated interest and penalties	$5.3	$7.2	$15.5
Offsetting positions	(3.7)	(3.7)	(3.8)
Unrecognized tax positions	39.5	59.8	137.9
Total unrecognized tax benefits	$41.1	$63.3	$149.6

Presented net against non-current deferred tax assets	$30.9	$37.9	$—
Current (included in accounts payable and other current liabilities)	1.8	—	42.5
Non-current	8.4	25.4	107.1
Total unrecognized tax benefits	$41.1	$63.3	$149.6

Amount of unrecognized tax benefits that would impact the effective tax rate(1)	$39.5	$59.8	$137.9

(1)	Amounts exclude the potential effects of valuation allowances, which may fully or partially offset the impact to the effective tax rate.
We file income tax returns in most of the federal, state and provincial jurisdictions in the U.S., Canada and various countries in Europe. Tax years through 2011 are closed in the U.S. In Canada, tax years through the year ended 2010 are closed or have been effectively settled through examination except for issues relating to intercompany cross-border transactions. The statute of limitations for intercompany cross-border transactions is closed through tax year 2007. Tax years through 2007 are closed for most countries in European jurisdictions with statutes of limitations varying from 3-7 years.
We annually receive cash from our foreign subsidiaries’ current year earnings. Separately, we treat all accumulated foreign subsidiary earnings through December 31, 2015, as indefinitely reinvested under the accounting guidance and accordingly, have not provided for any U.S. or foreign tax thereon. In order to arrive at this conclusion, we considered factors including, but not limited to, past experience, domestic cash requirements and distributions from MillerCoors, as well as cash requirements to satisfy the ongoing operations, capital expenditures and other financial obligations of our foreign subsidiaries. As of December 31, 2015, approximately $20 million of undistributed earnings and profits attributable to foreign subsidiaries was considered to be indefinitely invested. Our intention is to permanently reinvest the earnings outside of the U.S. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. The amount of tax payable could be impacted by the jurisdiction in which a distribution was made, the amount of the distribution, foreign withholding taxes under applicable tax laws when distributed, relevant tax treaties and foreign tax credits. While it is not practical to determine the amount of tax, we believe that U.S. foreign tax credits and tax planning strategies would allow us to make remittances in a tax efficient manner.

7. Special Items
We have incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these charges (benefits) as special items. The table below summarizes special items recorded by segment:

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In millions)
Employee-related charges
Restructuring
Canada	$2.1	$7.6	$10.6
Europe	3.0	3.7	14.5
MCI	3.2	—	0.4
Corporate	—	0.3	1.3
Special termination benefits
Canada	—	—	2.2
Impairments or asset abandonment charges
Canada - Intangible asset write-off and impairment(1)	—	13.8	17.9
Canada - Asset abandonment(2)	25.1	—	—
Europe - Intangible asset impairment(3)	275.0	360.0	150.9
Europe - Asset abandonment(4)	27.5	4.0	—
MCI - Asset write-off(5)	3.2	—	—
Unusual or infrequent items
Europe - Release of non-income-related tax reserve(6)	—	—	(4.2)
Europe - Flood loss (insurance reimbursement), net(7)	(2.4)	(1.8)	(2.0)
Termination fees and other (gains) losses
Canada - Termination fee income(1)	—	(63.2)	—
Europe - Termination fee expense, net(8)	10.0	—	—
Europe - Tradeteam transactions(9)	—	—	13.2
MCI - Sale of China joint venture(5)	—	—	(4.8)
Total Special items, net	$346.7	$324.4	$200.0

(1)
Upon termination of our MMI operations in 2014, we recognized termination fee income and charges associated with the write-off of the definite-lived intangible asset associated with the joint venture. See Note 4, "Investments" for further discussion.

Additionally, in the third quarter of 2014 and fourth quarter of 2013, we recognized impairment charges related to our definite-lived intangible asset associated with our license agreement with Miller in Canada. See Note 11, "Goodwill and Intangible Assets" for further discussion.

(2)
During the third quarter of 2015, we incurred $15.7 million of charges related to the closure of a bottling line within our Vancouver brewery, including $15.4 million of accelerated depreciation normally recorded in cost of goods sold associated with this bottling line. Additionally, during the second quarter of 2015, we incurred $8.2 million of charges related to the closure of a bottling line within our Toronto brewery, including $7.9 million of accelerated depreciation normally recorded in cost of goods sold associated with this bottling line. The decisions to close these bottling lines were made as part of an ongoing strategic review of our Canadian supply chain network and the overall shift in consumer preference toward can package consumption in Canada. Additionally, in October 2015, as a result of the continuation of this strategic review, we entered into an agreement to sell the Vancouver brewery, with the intent to use the proceeds from the sale to help fund the construction of an efficient and flexible brewery in British Columbia. The sale has not yet closed, and is anticipated to be completed by the end of the first quarter of 2016. In conjunction with the sale, we agreed to leaseback the existing property to continue operations on an uninterrupted basis while the new brewery is being constructed. We incurred accelerated depreciation charges in excess of normal depreciation recorded in cost of goods sold associated with the planned brewery closure of $1.2 million during the fourth quarter of 2015. We expect to incur additional charges, including estimated accelerated depreciation charges of approximately CAD 20 million, through final closure of the brewery which is currently anticipated to occur at the end of 2018. These ongoing charges, along with the estimated future gain on the sale of the property of approximately CAD 144 million, will be recorded as special items.

(3)
During the third quarters of 2015, 2014 and 2013, we recognized impairment charges related to indefinite-lived intangible assets in Europe. See Note 11, "Goodwill and Intangible Assets" for further discussion.

(4)
As part of our continued strategic review of our European supply chain network, in the fourth quarter of 2015, we announced the proposal and entered into a consultation process to close our Burton South brewery in the U.K. in which we will consolidate production within our recently modernized Burton North brewery. As a result, we incurred accelerated depreciation charges in excess of our normal depreciation recorded in cost of goods sold associated with this brewery of $1.4 million. We expect to incur future accelerated depreciation in excess of our normal depreciation of approximately GBP 9 million related to the Burton South brewery from the first quarter of 2016 through the third quarter of 2017. Also, in the fourth quarter of 2015, we closed our Plovdiv brewery in Bulgaria resulting in $2.1 million of asset abandonment related special charges, including accelerated depreciation in excess of our normal depreciation recorded in cost of goods sold of $1.0 million as it pertains to this brewery.

Additionally, as part of this review, during the second quarter of 2015, we completed the closure of the Alton brewery in the U.K. which began in the fourth quarter for 2014. As a result, in 2015 we incurred charges associated with the closure of $24.0 million, including accelerated depreciation in excess of our normal depreciation recorded in cost of goods sold associated with this brewery of $21.8 million. In 2014, we incurred accelerated depreciation in excess of our normal depreciation recorded in cost of goods sold associated with this brewery of $4.0 million.
We do not expect to incur future accelerated depreciation on the Alton and Plovdiv breweries. We may recognize other asset-related charges or benefits related to these brewery closures, which cannot currently be estimated and will be recorded within special items.

(5)
During the second quarter of 2015, we announced our decision to substantially restructure our business in China and consequently, recognized employee-related and asset write-off charges, including $0.7 million of accelerated depreciation normally recorded in cost of goods sold.

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

(6)
During 2009, we established a non-income-related tax reserve of $10.4 million that was recorded as a special item. The amount recorded in 2013 represents the release of this reserve as a result of a change in estimate. As a result, the remaining amount of this non-income-related tax reserve was fully released in 2013.

(7)	During 2015, we recorded $2.4 million of income for insurance proceeds received related to significant flooding in Czech Republic that occurred during the second quarter of 2013.
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

(8)
In June 2015, we terminated our agreement with Carlsberg whereby it held the exclusive distribution rights for the Staropramen brand in the U.K. As a result of this termination, we agreed to pay Carlsberg an early termination payment of GBP 19.0 million ($29.4 million at payment date), which was recognized as a special charge during the second quarter of 2015. The transition period concluded on December 27, 2015, and we now have the exclusive distribution rights of the Staropramen brand in the U.K.

In December 2013, we entered into an agreement with Heineken to early terminate our contract brewing and kegging agreement with Heineken under which we produced and packaged the Foster's and Kronenbourg brands in the U.K. As a result of the termination, Heineken agreed to pay us an aggregate early termination payment of GBP 13.0 million, of which we received GBP 5.0 million in 2014 and the remaining GBP 8.0 million on April 30, 2015. The full amount of the termination payment received ($19.4 million upon recognition) is included as income within special items during the year ended December 31, 2015.

(9)
Upon termination of our Tradeteam distribution agreements and subsequent termination of the joint venture and sale of our 49.9% interest in Tradeteam to DHL, we recognized a loss of $13.2 million in December 2013. See Note 4, "Investments" for further discussion.

Restructuring Activities
In 2012, we introduced several initiatives focused on increasing our efficiencies and reducing costs across all functions of the business in order to develop a more competitive supply chain and global cost structure. Included in these initiatives is a long-term focus on reducing labor and general overhead costs through restructuring activities. We view these restructuring activities as actions to allow us to meet our long-term growth targets by generating future cost savings within cost of goods sold and general and administrative expenses and include organizational changes that strengthen our business and accelerate efficiencies within our operational structure. As a result of these restructuring activities, we have reduced employment levels by approximately 1,070 employees since 2012, of which approximately 160, 310 and 600 relate to 2014, 2013 and 2012 activities, respectively. Consequently, we recognized severance and other employee related charges during 2014 and 2013, which we have recorded as special items within our consolidated statements of operations. During 2014, we finalized our restructuring initiatives that began in 2012.
During 2014 and 2015, we continued our ongoing assessment of our supply chain strategies across our segments in order to align with our cost saving objectives. As part of this strategic review, we began closing certain breweries including the Alton and Plovdiv breweries and the planned closures of the Vancouver and Burton South breweries. As a result of these restructuring activities, we have reduced employment levels by approximately 358 employees, of which approximately 286 and 72 relate to 2015 and 2014 activities, respectively. Consequently, we recognized severance and other employee related charges during 2015 and 2014, which we have recorded as special items within our consolidated statements of operations. We will continue to evaluate our supply chain network and seek opportunities for further efficiencies and cost savings, and we therefore may incur additional restructuring related charges in the future.
In 2015, we also recognized employee-related charges within our MCI segment following the decision to substantially restructure our business in China as stated above. As a result of this action, employment levels were reduced by approximately 125 full-time employees.
The accrued restructuring balances represent expected future cash payments required to satisfy the remaining severance obligations to terminated employees, the majority of which we expect to be paid in the next 12-36 months. The table below summarizes the activity in the restructuring accruals by segment:

	Canada	Europe	MCI	Corporate	Total
	(In millions)
Balance at December 29, 2012	$7.1	$13.4	$2.8	$1.5	$24.8
Charges incurred	10.6	14.5	0.4	1.3	26.8
Payments made	(7.7)	(14.6)	(2.7)	(1.9)	(26.9)
Foreign currency and other adjustments	(0.3)	0.3	—	—	—
Balance at December 31, 2013	$9.7	$13.6	$0.5	$0.9	$24.7
Charges incurred	7.6	6.3	—	0.3	14.2
Payments made	(13.0)	(5.2)	(0.5)	(1.0)	(19.7)
Changes in estimates	—	(2.6)	—	—	(2.6)
Foreign currency and other adjustments	(0.5)	(0.6)	—	—	(1.1)
Balance at December 31, 2014	$3.8	$11.5	$—	$0.2	$15.5
Charges incurred	2.1	4.2	3.2	—	9.5
Payments made	(3.1)	(8.5)	(1.9)	(0.2)	(13.7)
Changes in estimates	—	(1.2)	—	—	(1.2)
Foreign currency and other adjustments	(0.5)	(0.4)	—	—	(0.9)
Balance at December 31, 2015	$2.3	$5.6	$1.3	$—	$9.2

8. Stockholders' Equity
Changes to the number of shares of capital stock issued were as follows:

	Common stock issued		Exchangeable shares issued
	Class A	Class B(1)	Class A	Class B
	(Share amounts in millions)
Balance at December 29, 2012	2.6	164.2	2.9	19.3
Shares issued under equity compensation plans	—	2.7	—	—
Shares exchanged for common stock	—	0.3	—	(0.3)
Balance at December 31, 2013	2.6	167.2	2.9	19.0
Shares issued under equity compensation plans	—	1.3	—	—
Shares exchanged for common stock	—	1.4	—	(1.4)
Balance at December 31, 2014	2.6	169.9	2.9	17.6
Shares issued under equity compensation plans	—	1.0	—	—
Shares exchanged for common stock	—	1.6	—	(1.6)
Balance at December 31, 2015	2.6	172.5	2.9	16.0

(1)
During 2015, we repurchased Class B common shares which results in a lower number of outstanding shares compared to issued shares. See "Share Repurchase Program" below for further discussion. For all other classes, issued shares equal outstanding shares.

Exchangeable Shares
The Class A exchangeable shares and Class B exchangeable shares were issued by Molson Coors Canada Inc. ("MCCI") a wholly-owned subsidiary of the Company. The exchangeable shares are substantially the economic equivalent of the corresponding shares of Class A and Class B common stock that a Molson shareholder would have received in the Merger if the holder had elected to receive shares of Molson Coors common stock. Holders of exchangeable shares also receive, through a voting trust, the benefit of Molson Coors voting rights, entitling the holder to one vote on the same basis and in the same circumstances as one corresponding share of Molson Coors common stock.
Voting Rights
Each holder of record of Class A common stock, Class B common stock, Class A exchangeable shares and Class B exchangeable shares is entitled to one vote for each share held, without the ability to cumulate votes on the election of directors. Our Class B common stock has fewer voting rights than our Class A common stock and holders of our Class A common stock have the ability to effectively control or have a significant influence over company actions requiring stockholder approval. Specifically, holders of Class B common stock voting together as a single class have the right to elect three directors of the Molson Coors Board of Directors, as well as the right to vote on certain additional matters as outlined in the our Restated Certificate of Incorporation (as amended, the “Certificate”), such as merger agreements that require approval under applicable law, sales of all or substantially all of the our assets to unaffiliated third parties, proposals to dissolve MCBC, and certain amendments to the Certificate that require approval under applicable law, each as further described and limited by the Certificate. The Certificate also provides that holders of Class A common stock and Class B common stock shall vote together as a single class, on an advisory basis, on any proposal to approve the compensation of MCBC's named executive officers.
Conversion Rights
The Certificate provides for the right of holders of Class A common stock to convert their stock into Class B common stock on a one-for-one basis at any time. The exchangeable shares are exchangeable at any time, at the option of the holder on a one-for-one basis for corresponding shares of Molson Coors common stock.
Share Repurchase Program
On February 10, 2015, we announced that our Board of Directors approved and authorized a new program to repurchase up to $1.0 billion of our Class A and Class B common stock. The number, price and timing of the repurchases will be at the Company’s sole discretion and will be evaluated depending on market conditions, liquidity needs or other factors. The Company’s Board of Directors may suspend, modify or terminate the program at any time without prior notice. This repurchase program replaces and supersedes any repurchase programs previously approved by the Board of Directors. Under Delaware state law, these shares are not retired, and the issuer has the right to resell any of the shares repurchased. Beginning in April 2015, under this program, we entered into accelerated share repurchase agreements (“ASRs”) with a financial institution. In exchange for up-front payments, the financial institution delivers shares of our common stock during the purchase periods of each ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, was determined at the end of the applicable purchase period of each ASR based on the volume weighted-average price of our common stock during that period. The up-front payments for the treasury stock were accounted for as a reduction to shareholders’ equity in the consolidated balance sheet in the periods the payments are made. We reflected each ASR as a repurchase of common stock in the period delivered for purposes of calculating earnings per share and as forward contracts indexed to our own common stock. Each ASR met all of the applicable criteria for equity classification, and therefore, was not accounted for as a derivative instrument.
During 2015 we purchased a total of approximately 2 million shares of our Class B common stock under the new program for approximately $150 million. As a result of the pending Acquisition, we have suspended the new share repurchase program. As we pay down debt we will revisit our share repurchase program once deleveraging is well underway. There were no repurchases in 2014 or 2013.
Class B Common Stock Equity Issuance
In the first quarter of 2016, we completed an underwritten public offering of our Class B common stock, which increased the number of Class B common shares issued and outstanding. See Note 21, "Pending Acquisition" for further details.

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

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In millions, except per share amounts)
Amounts attributable to Molson Coors Brewing Company:
Net income (loss) from continuing operations	$355.6	$513.5	$565.3
Income (loss) from discontinued operations, net of tax	3.9	0.5	2.0
Net income (loss) attributable to Molson Coors Brewing Company	$359.5	$514.0	$567.3
Weighted-average shares for basic EPS	185.3	184.9	183.0
Effect of dilutive securities:
RSUs, DSUs, PUs and PSUs	0.7	0.5	0.5
Stock options and SOSARs	0.4	0.7	0.7
Weighted-average shares for diluted EPS	186.4	186.1	184.2
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.92	$2.78	$3.09
From discontinued operations	0.02	—	0.01
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$1.94	$2.78	$3.10
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.91	$2.76	$3.07
From discontinued operations	0.02	—	0.01
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$1.93	$2.76	$3.08
Dividends declared and paid per share	$1.64	$1.48	$1.28
Our calculation of weighted-average shares includes Class A common stock and Class B common stock, and Class A exchangeable shares and Class B exchangeable shares. All classes of stock have in effect the same dividend rights and share equitably in undistributed earnings. Holders of Class A common stock receive dividends only to the extent dividends are declared and paid to holders of Class B common stock. See Note 8, "Stockholders' Equity" for further discussion of the Class A common stock and Class B common stock and Class A exchangeable shares and Class B exchangeable shares. We have no unvested outstanding equity share awards that contain non-forfeitable rights to dividends.

The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on diluted earnings per share:

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In millions)
RSUs, stock options and SOSARs	0.1	—	0.1
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
In June 2012, we issued a €500 million Zero Coupon Senior Unsecured Convertible Note ("€500 million convertible note"). On August 13, 2013, the embedded put option was exercised and we subsequently settled the note using cash. As a result, the €500 million convertible note did not impact our shares outstanding and was excluded from the computation of the effect of diluted securities on diluted earnings per share for all periods during which they were outstanding.
Share Repurchase Program
See Note 8, "Stockholders' Equity" for details around our share repurchase program. During 2015, we purchased a total of approximately 2 million shares of our Class B common stock under the new program for approximately $150 million. As a result of the pending Acquisition, we have suspended the share repurchase program. As we pay down debt we will revisit our share repurchase program once deleveraging is well underway. There were no share repurchases in 2014 or 2013.
10. Properties
The cost of properties and related accumulated depreciation consists of the following:

	As of
	December 31, 2015	December 31, 2014
	(In millions)
Land and improvements	$173.1	$175.3
Buildings and improvements	457.3	475.0
Machinery and equipment	1,654.8	1,756.8
Returnable containers	228.0	241.5
Furniture and fixtures	224.5	205.9
Software	116.2	128.3
Natural resource properties	3.8	3.8
Construction in progress	123.2	154.6
Total properties cost	2,980.9	3,141.2
Less: accumulated depreciation	(1,390.1)	(1,343.2)
Net properties	$1,590.8	$1,798.0
Depreciation expense was $284.5 million, $268.4 million and $272.5 million in 2015, 2014 and 2013, respectively. Loss and breakage expense related to our returnable containers, included in the depreciation expense amounts noted above, was $33.3 million, $43.1 million and $51.8 million in 2015, 2014 and 2013, respectively, and is classified within cost of goods sold in the consolidated statements of operations. Additionally, the previously mentioned depreciation expense for 2015 and 2014 includes accelerated depreciation of $49.4 million and $4.0 million, respectively, associated with brewery and bottling line closures, and is classified within special items in the consolidated statements of operations. See Note 7, "Special Items" for further discussion as well as details around facility closures.
11. Goodwill and Intangible Assets
The following summarizes the changes in goodwill:

	Canada	Europe	MCI	Consolidated
	(In millions)
Balance at December 31, 2013	$718.2	$1,693.2	$7.3	$2,418.7
Foreign currency translation	(61.7)	(165.2)	(0.2)	(227.1)
Balance at December 31, 2014	$656.5	$1,528.0	$7.1	$2,191.6
Business acquisition and disposition(1)	—	(6.7)	16.9	10.2
Foreign currency translation	(105.1)	(112.6)	(0.8)	(218.5)
Balance at December 31, 2015	$551.4	$1,408.7	$23.2	$1,983.3

(1)
In July 2015, we sold our U.K. malting facility resulting in an adjustment to the goodwill in our Europe reporting unit based on the proportionate fair value of the disposed business relative to the reporting unit. In addition, on April 1, 2015, we completed the acquisition of Mount Shivalik, a regional brewer in India. As part of the purchase price accounting, goodwill generated in conjunction with this acquisition has been recorded within our MCI segment beginning in the second quarter of 2015, subject to normal purchase accounting adjustments, and included within the India reporting unit of our MCI segment for purposes of our annual goodwill impairment testing.

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2015:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 50	$1,121.8	$(226.1)	$895.7
License agreements and distribution rights	3 - 28	135.1	(87.1)	48.0
Other	2 - 8	29.9	(28.6)	1.3
Intangible assets not subject to amortization:
Brands	Indefinite	3,052.2	—	3,052.2
Distribution networks	Indefinite	731.0	—	731.0
Other	Indefinite	17.5	—	17.5
Total		$5,087.5	$(341.8)	$4,745.7
The following table presents details of our intangible assets, other than goodwill, as of December 31, 2014:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$483.5	$(229.1)	$254.4
License agreements and distribution rights	3 - 28	122.0	(101.1)	20.9
Other	2 - 8	31.7	(29.4)	2.3
Intangible assets not subject to amortization:
Brands	Indefinite	4,590.2	—	4,590.2
Distribution networks	Indefinite	870.5	—	870.5
Other	Indefinite	17.5	—	17.5
Total		$6,115.4	$(359.6)	$5,755.8
The changes in the gross carrying amounts of intangibles from December 31, 2014, to December 31, 2015, are primarily driven by the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies, the indefinite-lived brand intangible impairments recorded in the third quarter of 2015 and the change in classification of certain European brands from indefinite-lived to definite-lived, subject to amortization as noted below. Additionally, we wrote-off the gross value and accumulated amortization associated with our licensing agreement with Miller in Canada upon finalizing the termination in the first quarter of 2015, and we acquired definite-lived distribution rights as part of our Rekorderlig acquisition in the third quarter of 2015, as well as a definite-lived brand as part of our acquisition in India in the second quarter of 2015.
Based on foreign exchange rates as of December 31, 2015, the estimated future amortization expense of intangible assets is as follows:

Year	Amount
(In millions)
2016	$38.6
2017	$28.3
2018	$26.8
2019	$26.8
2020	$26.7
Amortization expense of intangible assets was $29.9 million, $44.6 million, and $48.0 million for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively. This expense is presented within marketing, general and administrative expenses and includes the $4.9 million of accelerated amortization recognized for the write-off of the intangible asset associated with the termination of MMI operations in the first quarter of 2014. See Note 4, "Investments" for further discussion.
We completed our required annual goodwill and indefinite-lived intangible impairment testing as of October 1, 2015, the first day of our fiscal fourth quarter, and concluded there were no impairments of goodwill within our Europe, Canada or India reporting units or impairments of our indefinite-lived intangible assets. However, due to triggering events, an impairment charge was recorded across various European brands during the third quarter due to the results of an interim impairment review as discussed further below.
Reporting Units and Goodwill
Our 2015 annual goodwill impairment testing determined that while our Canada reporting unit improved from the prior year, our Europe reporting unit declined and was determined to be at risk of failing step one of the goodwill impairment test. Specifically, the fair value of the Europe and Canada reporting units were estimated at approximately 9% and 20% in excess of carrying value, respectively, as of the October 1, 2015 testing date. The excess of the fair value over the carrying value of the Europe reporting unit declined from the prior year. The decrease was driven by continued challenging macroeconomic conditions in Europe negatively impacting our business, as well as declines in the forecasts of certain European brands, which have been adversely impacted by competitive pressures and a continued shift in consumer trends towards value brands. These impacts were partially offset by a lower discount rate. The Canada reporting unit had an increase in the fair value in excess of the carrying value from the prior year primarily due to a lower discount rate, an improved forecast primarily driven by cost savings initiatives and improved market multiples. Although the fair value in excess the of carrying value has increased for the Canada reporting unit from the October 1, 2014 testing date, the fair value is sensitive to potential unfavorable changes in forecasted cash flows, macroeconomic conditions, market multiples or discount rates that could have an adverse impact. The fair value of the India reporting unit was deemed to approximate the carrying value of the reporting due to purchase price accounting performed as of April 1, 2015 for the Mount Shivalik acquisition, which comprises the majority of the India reporting unit. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion of our determination of reporting units for purposes of goodwill impairment testing.
Indefinite-Lived Intangibles
Prior to the annual impairment testing date of October 1, 2015 and during the third quarter of 2015, we identified impairment indicators as it pertains to certain European indefinite-lived brands driven by key changes to our underlying assumptions supporting the value of the brands. Specific changes included under-performance through the 2015 peak season which drove a downward shift in management's forecasts, a challenging macroeconomic environment and competitive conditions not expected to subside in the near-term, as well as higher discount rates associated with these brands. As a result, we recorded an aggregate impairment charge across various European brands, including Jelen, of $275.0 million within special items in the third quarter of 2015. Compared to previously made assumptions, these lower projected cash flows and higher discount rates resulted in lower brand valuations following impairments of $360.0 million in 2014 and $150.9 million in 2013 related to European indefinite-lived brands as a result of our 2014 and 2013 annual impairment testing, respectively. The remaining Europe indefinite-lived intangibles' fair values, including Staropramen and Carling brands, while they faced similar macroeconomic challenges, were sufficiently in excess of their respective carrying values as of the testing date.
In conjunction with the interim brand impairment review performed during the third quarter, we also reassessed each brand's indefinite-life classification and determined that those brands which had been impaired had characteristics that indicated a definite-life assignment was more appropriate including continued pressure on these brands given the geographical markets and price segments in which they participate. Specifically, significant competition from the value segment, which has challenged the segment in which these brands operate with continued stress on these brands driven by on-going macroeconomic conditions. These brands were therefore reclassified as definite-lived intangible assets as of September 30, 2015, and will be amortized over their remaining useful lives ranging from 30 to 50 years. No additional triggering events were identified in 2015 associated with the brands reclassified to definite-lived intangible assets.
Separately, our Molson core brand intangible continues to be at risk of future impairment with a fair value estimated at approximately 3% in excess of its carrying value as of the impairment testing date. The fair value of the Molson core brands in excess of carrying value decreased from the prior year, as they continue to face significant competitive pressures and challenging macroeconomic conditions in the Canada market. These challenges continue to be offset by anticipated cost savings initiatives. As of December 31, 2015, the Molson core brand intangible had a carrying value of $2,193.7 million. The fair value of the Coors Light brand distribution rights and our other indefinite-lived intangibles in Canada continue to be sufficiently in excess of their carrying values.
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
Key Assumptions
The Europe reporting unit goodwill and the Molson core brand intangible asset are at risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including prolonged, or further weakening of, adverse economic conditions or significant unfavorable changes in tax, environmental or other regulations, including interpretations thereof), terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flow analyses. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections used for our Europe reporting unit testing reflect continued challenging environments in the future followed by growth resulting from a longer term recovery of the macroeconomic environment, as well as the benefit of anticipated cost savings and specific brand-building and innovation activities. Our Molson core brand projections also reflect a continued challenging environment that has been adversely impacted by a weak economy across all industries, as well as weakened consumer demand driven by increased competitive pressures, partially offset by anticipated cost savings and specific brand-building and innovation activities. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units and indefinite-lived intangibles may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in sales volume and increase in costs that could significantly impact our immediate and long-range results, a decrease in sales volume driven by a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long term volume trends, a continuation of the trend away from core brands in certain of our markets, especially in markets where our core brands represent a significant portion of the market, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) adverse changes in macroeconomic conditions or an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a recession or worsening of the overall European economy), (iii) volatility in the equity and debt markets or other country specific factors which could result in a higher weighted-average cost of capital, (iv) sensitivity to market multiples; and (v) regulation limiting or banning the manufacturing, distribution or sale of alcoholic beverages.
In April 2014, the Ontario Premier's Advisory Council on Government Assets (the "Council") began a review that included evaluating the beer retailing and distribution system in Ontario, for which BRI is the primary beer retail and distribution channel. In April 2015, as a result of this review and our negotiations with the Council, we, along with the other owners of BRI, agreed, in principle and subject to entry into definitive binding documents, to enter into a new beer framework agreement (the "New Framework") with the Province of Ontario. The associated Master Framework Agreement was subsequently executed by all parties on September 22, 2015, and became effective as of January 1, 2016.

Our analysis of the Canada reporting unit and related indefinite-lived intangible brand assets included consideration of the New Framework with the Province of Ontario, which includes the forecasted implications to MCBC of an additional CAD 100.0 million annual tax on all beer volume sold in Ontario (which will be phased in over four years beginning January 1, 2016), restrictions on price increases for certain packaging types of the largest Ontario brands until the second quarter of 2017, BRI committing to invest CAD 100.0 million of capital spending through 2018, increasing the number and types of outlets where beer is sold, increasing the required level of shelf space allocated to small brewers in retail outlets, as well as allowing for incremental packaging options at the Liquor Control Board of Ontario ("LCBO") and agents of the LCBO.
Based on known facts and circumstances, we evaluate and consider other recent events and uncertain items, as well as related potential implications, as part of our annual assessment and incorporate into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses.
While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
Definite-Lived Intangibles
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in 2015.
During the fourth quarter of 2013, we recorded an impairment charge of $17.9 million related to our license agreement with Miller in Canada. In the third quarter of 2014, as a result of the settlement with Miller in Canada, we updated our assessment of the definite-lived intangible asset related to the Miller license agreement for impairment resulting in an additional $8.9 million impairment charge. The valuation of the asset at that time was primarily indicative of the settlement amount, as well as the remaining future cash flows expected to be generated under the license agreement through March 31, 2015. We received half of the mutually agreed upon settlement payment following the execution of the settlement and received the remainder upon finalization of transition at the end of the first quarter of 2015. The intangible asset was fully amortized as of the end of the first quarter of 2015 and the associated gross value and accumulated amortization balances were written off. We utilized Level 3 fair value measurements in our impairment analysis of this definite-lived intangible asset, which included cash flow assumptions by management related to the transition period.

12. Debt
Debt Obligations
Our total long-term borrowings as of December 31, 2015, and December 31, 2014, were composed of the following:

	As of
	December 31, 2015	December 31, 2014(1)
	(In millions)
Senior notes:
CAD 900 million 5.0% notes due 2015(2)(3)	$—	$774.5
CAD 500 million 3.95% Series A notes due 2017(3)	361.3	430.3
CAD 400 million 2.25% notes due 2018(2)	289.0	—
CAD 500 million 2.75% notes due 2020(2)	361.3	—
$300 million 2.0% notes due 2017(4)	300.6	300.0
$500 million 3.5% notes due 2022(4)	517.8	510.8
$1.1 billion 5.0% notes due 2042(4)	1,100.0	1,100.0
Long-term credit facilities(5)	—	—
Less: unamortized debt discounts and debt issuance costs	(21.3)	(20.4)
Total long-term debt (including current portion)	2,908.7	3,095.2
Less: current portion of long-term debt	—	(773.9)
Total long-term debt	$2,908.7	$2,321.3

Short-term borrowings:
Cash pool overdrafts(6)	$18.7	$64.6
Short-term facilities(7)	7.5	4.9
Other short-term borrowings(8)	2.5	5.6
Current portion of long-term debt	—	773.9
Current portion of long-term debt and short-term borrowings	$28.7	$849.0

(1)
Amounts have been adjusted to reflect the adoption of the authoritative guidance requiring debt issuance costs to be presented as a direct reduction from the carrying value of the related debt. See Note 2, "New Accounting Pronouncements" for further discussion.

(2)
On September 18, 2015, Molson Coors International, LP, a Delaware limited partnership and a wholly-owned subsidiary of MCBC, issued CAD 500 million 2.75% notes due September 18, 2020 ("CAD 500 million notes"), and CAD 400 million 2.25% notes due September 18, 2018 ("CAD 400 million notes", and together with the CAD 500 million notes, the "2015 Notes"). Our previously issued CAD 900 million 5.0% notes matured on September 22, 2015, and were repaid using the proceeds from these new note offerings.

Prior to issuing the 2015 Notes, we entered into forward starting interest rate swap agreements to hedge the interest rate volatility on CAD 600 million of the 2015 Notes beginning in the second quarter of 2014. At the time of the issuance of the 2015 Notes, the government of Canada bond rates were trading at a yield lower than that locked in by the interest rate swaps, resulting in an aggregate realized loss of CAD 39.2 million ($29.5 million at settlement), which was recorded in other comprehensive income. A portion of this loss is being amortized into interest expense over the 5-year and 3-year terms of the respective 2015 Notes and will increase our effective cost of borrowing compared to the stated coupon rates by 0.65% on the CAD 500 million notes and 0.16% on the CAD 400 million notes. The remaining portion of the loss will be amortized on future debt issuances covering the full 10-year term of the interest rate swap agreements. The cash payment associated with the settlement of the forward starting interest rate swap agreements was recorded as an operating outflow within the other assets and liabilities line item on the consolidated statement of cash flows. See Note 16, "Derivative Instruments and Hedging Activities" for further details on the forward starting interest rate swaps.

(3)
During the third quarter of 2005, Molson Coors Capital Finance ULC completed a CAD 900 million private placement in Canada, which matured September 22, 2015, and was repaid. Additionally, during the fourth quarter

2010, Molson Coors International LP completed a CAD 500 million private placement in Canada due October 6, 2017. Prior to issuing the bonds, we entered into forward starting interest rate transactions for a portion of each Canadian offering. The bond forward transactions effectively established, in advance, the yield of the government of Canada bond rate over which the Company's private placement was priced. At the time of the private placement offerings and pricings, the government of Canada bond rates were trading at a yield lower than that locked in with the Company's interest rate locks. This resulted in a loss on the bond forward transactions of $4.0 million related to the CAD 900 million bonds, and $7.8 million on the CAD 500 million bonds. The losses are amortized over the term of each respective Canadian issued private placement and increase our effective cost of borrowing compared to the stated coupon rates by 0.05% and 0.23% on the CAD 900 million and CAD 500 million bonds, respectively.

(4)
On May 3, 2012, we issued $1.9 billion of senior notes with portions maturing in 2017, 2022 and 2042. The 2017 senior notes were issued in an initial aggregate principal amount of $300 million at 2.0% interest and will mature on May 1, 2017 ("$300 million notes"). The 2022 senior notes were issued in an initial aggregate principal amount of $500 million at 3.5% interest and will mature on May 1, 2022 ("$500 million notes"). The 2042 senior notes were issued in an initial aggregate principal amount of $1.1 billion at 5.0% interest and will mature on May 1, 2042. The issuance resulted in total proceeds to us, before expenses, of $1,880.7 million, net of underwriting fees and discounts of $14.7 million and $4.6 million, respectively. Total debt issuance costs capitalized in connection with these senior notes, including the underwriting fees and discounts, are approximately $18.0 million and will be amortized over the term of the notes.

In the first quarter of 2015, we entered into interest rate swaps to economically convert our fixed rate $300 million notes to floating rate debt consistent with the interest rate swaps on our $500 million notes entered into during 2014. As a result of these hedge programs, the changes in fair value of the interest rate swaps and the offsetting changes in the fair value of our $300 million and $500 million notes attributable to the benchmark interest rate were recorded as unrealized positions in interest expense in our consolidated statement of operations. As a result of fair value hedge accounting, the carrying value of the $300 million and $500 million notes include an adjustment for the change in fair value. During the fourth quarter of 2015, we voluntarily cash settled these interest rate swaps, at which time we ceased adjusting the carrying value of the related $300 million and $500 million notes for the fair value movements of these swaps. At the time of termination, cumulative adjustments to the carrying value of the notes were $0.7 million and $18.1 million representing the cash inflows upon termination related to the $300 million and $500 million notes, respectively. Beginning in the fourth quarter of 2015, these cumulative adjustments will be amortized to interest expense over the expected remaining term of each respective note and will accordingly decrease the annual effective interest rate for the $300 million and $500 million notes for the remaining term of the notes by 0.16% and 0.56%, respectively. The impact of these swaps including amortization resulted in an effective interest rate on the $300 million and $500 million notes of 0.95% and 1.57%, respectively, for 2015. The fair value adjustments and subsequent amortization have been excluded from the aggregate principal debt maturities table presented below.
In the first quarter of 2015, we also entered into a cross currency swap with a total notional of EUR 265 million ($300 million upon execution) in order to hedge a portion of the foreign currency translational impacts of our European investment. As a result of this cross currency swap and the above mentioned interest rate swaps, we economically converted the $300 million notes and associated interest to a floating rate EUR denomination. During the fourth quarter of 2015, we voluntarily cash settled the EUR 265 million notional cross currency swap associated with the $300 million notes simultaneously with the voluntary settlement of the interest rate swaps discussed previously resulting in a separate cash inflow of $16.0 million. See Note 16, "Derivative Instruments and Hedging Activities" for further details.

(5)
During the second quarter of 2014, we entered into a five-year, $750 million revolving multi-currency credit facility, which provides a $100 million sub-facility available for the issuance of letters of credit. This revolving facility supports our $750 million commercial paper program. Concurrent with the transaction, we incurred $1.8 million of issuance costs related to this revolving credit facility which are being amortized over the term of the agreement and recognized $1.3 million of accelerated amortization related to the termination of the pre-existing facilities during 2014. As of December 31, 2015, and December 31, 2014, we had $750 million available to draw on under this revolving credit facility as there were no outstanding borrowings on the revolving credit facility nor was there any outstanding commercial paper. As part of our anticipated financing for the pending Acquisition, we amended this facility during the fourth quarter of 2015 to increase the maximum leverage ratio to 5.75x debt to EBITDA effective following the completion of the pending Acquisition, with a decline to 3.75x debt to EBITDA in the fourth year following the closing of transaction.

(6)
As of December 31, 2015, we had $18.7 million in bank overdrafts and $39.6 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $20.9 million. As of December 31, 2014, we had

$64.6 million in bank overdrafts and $80.0 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $15.4 million.

(7)
We had total outstanding borrowings of $7.5 million and $4.9 million under our two JPY overdraft facilities as of December 31, 2015, and December 31, 2014, respectively. We had no outstanding borrowings under our CAD or GBP facilities as of December 31, 2015, or December 31, 2014. A summary of our borrowing availability is presented below. See Note 18, "Commitments and Contingencies" for further discussion related to letters of credit.

- JPY 900 million overdraft facility at Japan base rate + 0.45%
- JPY 500 million overdraft facility at Japan base rate + 0.35%
- CAD 30.0 million line of credit at USD Prime or CAD Prime depending on the borrowing currency
- GBP 20.0 million line of credit consisting of a GBP 10 million overdraft facility at GBP LIBOR +1.5% and
GBP 10 million uncommitted money market facility
Additionally, during the third quarter of 2015, we did not extend our revolving credit facility supporting the operations of our Europe segment which provided €100 million on an uncommitted basis through September 2015. We had no outstanding borrowings under this revolving credit facility at the time of expiration or as of December 31, 2014.

(8)	Included in short-term borrowings is $2.5 million and $5.6 million related to other short-term borrowings within our Europe business as of December 31, 2015, and December 31, 2014, respectively.
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of December 31, 2015, and December 31, 2014, the fair value of our outstanding long-term debt (including current portion) was $2,883.4 million and $3,240.6 million, respectively. All senior notes are valued based on significant observable inputs and would be classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2.
Financing of Pending Acquisition
In connection with the pending Acquisition, on December 16, 2015, we entered into a 364-day bridge loan agreement by and among the Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent. The bridge loan agreement provides for a 364-day bridge loan facility of up to $9.3 billion. In connection with the bridge loan, during the year ended December 31, 2015, we paid commitment fees of $49.2 million, which have been deferred within other current assets on the consolidated balance sheet as of December 31, 2015, and are being amortized to other income (expense) within the consolidated statement of operations over the 364-day term. For the year ended December 31, 2015, $6.9 million was amortized to other expense. Additionally, on December 16, 2015, we also entered into a term loan agreement by and among the Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent. The term loan agreement provides for total term loan commitments of $1.5 billion in a 3-year tranche and $1.5 billion in a 5-year tranche, for an aggregate principal amount of $3.0 billion. In connection with the term loan, during the year ended December 31, 2015, we paid issuance fees of $8.3 million, which have been deferred within other assets on the consolidated balance sheet as of December 31, 2015, and is being amortized to interest expense within the consolidated statement of operations over the respective 3-year and 5-year term of each loan. For the year ended December 31, 2015, $0.1 million of the issuance fees was amortized to interest expense. As of December 31, 2015, there were no outstanding borrowings on the bridge loan or the term loan. See Note 21, "Pending Acquisition" for further details regarding the pending Acquisition.
Other
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions and transfers of assets. As of December 31, 2015, and December 31, 2014, we were in compliance with all of these restrictions and have met all debt payment obligations.

As of December 31, 2015, the aggregate principal debt maturities of long-term debt and short-term borrowings, based on foreign exchange rates at December 31, 2015, for the next five years are as follows:

Year	Amount
(In millions)
2016	$28.7
2017	661.3
2018	289.0
2019	—
2020	361.3
Thereafter	1,600.0
Total	$2,940.3
Interest
Interest incurred, capitalized and expensed were as follows:

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In millions)
Interest incurred(1)	$121.1	$147.7	$185.2
Interest capitalized	(0.8)	(2.7)	(1.4)
Interest expensed	$120.3	$145.0	$183.8

(1)
Interest incurred includes total non-cash interest of $11.2 million in 2013, related to the €500 million convertible note and the $575 million convertible note, which matured in 2013. Interest incurred also includes expense for the change in fair value of the embedded conversion feature related to €500 million convertible note of $5.4 million for 2013, as well as amortization of debt discounts and issuance costs for each period presented. See Note 16, "Derivative Instruments and Hedging Activities" for further discussion.

13. Share-Based Payments
The MCBC Incentive Compensation Plan (the "Incentive Compensation Plan") was amended and restated effective February 19, 2015, to reaffirm the ability to grant awards that are intended to qualify as performance-based compensation, to extend the term of the Incentive Compensation Plan for ten years and to incorporate certain corporate governance practices. We continue to have only one share-based compensation plan as of December 31, 2015, and all outstanding awards fall under this plan.
Molson Coors Brewing Company Incentive Compensation Plan
We issue the following types of awards related to shares of Class B common stock to certain directors, officers, and other eligible employees, pursuant to the Incentive Compensation Plan: RSUs, DSUs, PUs, PSUs, stock options and SOSARs.
RSU awards are issued at the market value equal to the price of our stock at the date of the grant and vest over a period of three years. In 2015, 2014 and 2013, we granted 0.2 million, 0.3 million and 0.3 million RSUs, respectively, with a weighted-average market value of $71.45, $57.84 and $42.74 each, respectively. Prior to vesting, RSUs have no voting rights.
DSU awards, under the Directors' Stock Plan pursuant to the Incentive Compensation Plan, are elections made by non-employee directors of MCBC that enable them to receive all or one-half of their annual cash retainer payments in our stock. The deferred stock unit awards are issued at the market value equal to the closing price on the date of the grant. The DSUs are paid in shares of stock upon termination of service. Prior to vesting, DSUs have no voting rights. In 2015, 2014 and 2013, we granted a small number of DSUs with a weighted-average market value of $79.34, $69.78 and $50.56 per share, respectively.
PUs were previously granted based on a target value established at the date of grant and vest upon completion of a service requirement. The payout value can range from zero to two times the target value based on achievement of specified adjusted earnings per share targets. The PU award value can be settled in cash or shares, or partly in cash and partly in shares, at the discretion of the Company. If settled in shares, it will be based on the closing Class B common stock price on the date of vesting. Prior to vesting, no shares are issued and PUs have no voting or dividend rights. We account for the PUs as liabilities, resulting in variable compensation expense until settled. The variability of compensation expense arises primarily from changing estimates of adjusted earnings per share. Changes in the price of Class B common stock during the vesting period do not impact compensation expense but will impact the number of shares ultimately issued if the awards are settled in stock. Compensation expense is determined based upon the estimated fair value and recognized over the requisite service period of the grant once we have determined that achievement of the performance condition is probable. If in the future it becomes improbable that the performance condition will be met, previously recognized compensation cost will be reversed, and no compensation cost will be recognized. The service condition vesting period is three years. In 2015 and 2014, there were no PUs granted and in 2013 there were a small number of PUs granted. As of December 31, 2015, there are no PUs outstanding.
As part of our annual grant in the first quarter of 2015, 2014 and 2013 we granted PSUs, rather than PUs that we had historically granted, for performance awards. PSUs are granted with a target value established at the date of grant and vest upon completion of a service requirement. The settlement amount of the PSUs is determined based on market and performance metrics, which include our total shareholder return performance relative to the S&P 500 and specified internal performance metrics designed to drive greater shareholder return. PSU compensation expense is based on a fair value assigned to the market metric using a Monte Carlo model, which will remain constant throughout the vesting period of three years, and a performance multiplier, which will vary due to changing estimates of the performance metric condition. In 2015 we granted 0.1 million PSU's with a weighted-average fair value of $74.42 and in each of 2014 and 2013 we granted 0.2 million PSUs, with a weighted-average fair value of $58.69 and $43.10 each, respectively.
Stock options are granted with an exercise price equal to the market value of a share of Class B common stock on the date of grant. Stock options have a term of ten years and generally vest over three years. During 2015, 2014 and 2013, we granted 0.1 million, 0.2 million and 0.2 million options, respectively, each with a weighted-average fair value of $13.98, $12.78 and $8.39, respectively.
SOSARs were previously granted with an exercise price equal to the market value of a share of Class B common stock on the date of grant. The SOSARs entitle the award recipient to receive shares of the Company's stock with a fair value equal to the excess of the trading price over the exercise price of such shares on the date of the exercise. SOSARs have a term of ten years and generally vest over three years. No SOSARs were granted in 2015, 2014 or 2013.
The following table summarizes share-based compensation expense and includes share-based compensation related to pre-existing MCBC equity awards held by former MCBC employees that have transferred to MillerCoors:

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In millions)
Pretax compensation expense	$20.7	$23.5	$19.5
Tax benefit	(5.6)	(7.0)	(5.6)
After-tax compensation expense	$15.1	$16.5	$13.9
As of December 31, 2015, there was $30.9 million of total unrecognized compensation cost from all share-based compensation arrangements granted under the Incentive Compensation Plan, related to unvested awards. This compensation expense is expected to be recognized over a weighted-average period of 1.8 years.
The following table represents non-vested RSUs, DSUs, PUs and PSUs as of December 31, 2015, and the activity during 2015:

	RSUs and DSUs		PUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per share amounts)
Non-vested as of December 31, 2014	0.7	$47.75	0.5	$3.22	0.4	$50.49
Granted	0.2	$70.95	—	$—	0.1	$74.42
Vested	(0.2)	$42.71	(0.5)	$2.89	—	$—
Forfeited	(0.1)	$53.14	—	$—	—	$—
Non-vested as of December 31, 2015	0.6	$56.23	—	$—	0.5	$57.01
The weighted-average fair value per unit for the non-vested PSUs is $71.66 as of December 31, 2015.

The total intrinsic values of RSUs and DSUs vested during 2015, 2014 and 2013 were $17.5 million, $12.9 million and $10.2 million, respectively. The total share based liabilities paid for PUs vested during 2015, 2014, and 2013 were $1.5 million, $2.8 million and $6.9 million, respectively. The aggregate intrinsic value of PUs outstanding at December 31, 2015, and December 31, 2014, was zero and $1.7 million, respectively.
The following table represents the summary of options and SOSARs outstanding as of December 31, 2015, and the activity during 2015:

	Shares outstanding				Shares exercisable at year end
	Shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value	Shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2014	2.2	$45.33	5.0	$64.6	1.8	$44.36	4.3	$54.9
Granted	0.1	$74.81
Exercised	(1.0)	$43.96
Forfeited	—	$—
Outstanding as of December 31, 2015	1.3	$49.49	4.8	$58.0	1.1	$46.02	4.0	$51.2
The total intrinsic values of options exercised during 2015, 2014 and 2013 were $34.1 million, $30.9 million and $36.0 million, respectively. During 2015, 2014 and 2013, cash received from stock options exercises was $34.6 million, $44.4 million and $88.8 million, respectively, and the excess tax benefit to be realized for the tax deductions from these option exercises and other awards was $10.0 million, $8.2 million and $7.7 million, respectively.
The shares of common stock to be issued under the stock option plans are made available from authorized and unissued MCBC common stock. As of December 31, 2015, there were 6.8 million shares of MCBC common stock available for the issuance under the Incentive Compensation Plan.
The fair value of each option granted in 2015, 2014 and 2013 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
Risk-free interest rate	1.70%	2.29%	1.43%
Dividend yield	2.20%	2.57%	2.88%
Volatility range	21.65% - 29.90%	22.66% - 26.57%	22.39% - 25.90%
Weighted-average volatility	23.71%	25.59%	25.02%
Expected term (years)	5.7	7.5	7.7
Weighted-average fair value	$13.98	$12.78	$8.39
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

The fair value of the market metric for each PSU granted in 2015, 2014 and 2013 was determined on the date of grant using a Monte Carlo model to simulate total stockholder return for MCBC and peer companies with the following weighted-average assumptions:

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
Risk-free interest rate	1.06%	0.72%	0.33%
Dividend yield	2.20%	2.57%	2.88%
Volatility range	12.73% - 62.28%	12.45% - 72.41%	12.18% - 69.37%
Weighted-average volatility	21.53%	21.72%	21.13%
Expected term (years)	2.8	2.8	2.8
Weighted-average fair market value	$74.42	$58.69	$43.10
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

14. Accumulated Other Comprehensive Income (Loss)

	MCBC shareholders
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and Postretirement Benefit adjustments	Equity Method Investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 29, 2012	$1,187.5	$(17.7)	$(844.1)	$(398.0)	$(72.3)
Foreign currency translation adjustments	(177.7)	—	0.7	—	(177.0)
Unrealized gain (loss) on derivative instruments	—	58.6	—	—	58.6
Reclassification of derivative (gain) loss to income	—	(5.5)	—	—	(5.5)
Pension and other postretirement benefit adjustments	—	—	278.0	—	278.0
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	53.7	—	53.7
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	114.5	114.5
Tax adjustment related to investment in MillerCoors reclassification(1)	—	—	—	34.3	34.3
Tax benefit (expense)	(30.7)	(20.8)	(44.6)	(33.3)	(129.4)
As of December 31, 2013	$979.1	$14.6	$(556.3)	$(282.5)	$154.9
Foreign currency translation adjustments	(818.0)	(8.9)	8.4	—	(818.5)
Unrealized gain (loss) on derivative instruments	—	3.8	—	—	3.8
Reclassification of derivative (gain) loss to income	—	3.8	—	—	3.8
Pension and other postretirement benefit adjustments	—	—	(172.3)	—	(172.3)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	33.0	—	33.0
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	(157.5)	(157.5)
Tax benefit (expense)	(31.3)	1.7	28.7	55.3	54.4
As of December 31, 2014	$129.8	$15.0	$(658.5)	$(384.7)	$(898.4)
Foreign currency translation adjustments	(830.4)	(16.0)	(1.7)	—	(848.1)
Unrealized gain (loss) on derivative instruments	—	23.0	—	—	23.0
Reclassification of derivative (gain) loss to income	—	(7.1)	—	—	(7.1)
Pension and other postretirement benefit adjustments	—	—	42.0	—	42.0
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	46.9	—	46.9
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	56.5	56.5
Tax benefit (expense)	(69.3)	(0.4)	(17.8)	(22.2)	(109.7)
As of December 31, 2015	$(769.9)	$14.5	$(589.1)	$(350.4)	$(1,694.9)

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

We have significant levels of net assets denominated in currencies other than the USD due to our operations in foreign countries, and therefore we recognize OCI gains and/or losses when those items are translated to USD. The foreign currency translation losses recognized during 2015 and 2014 are due to the weakening of the CAD, GBP and other currencies of our Europe operations versus the USD. The foreign currency translation losses recognized in 2013 are primarily due to the weakening of the CAD slightly offset by the strengthening of the GBP and certain other currencies of our European operations. OCI gains/losses related to our pension and OPEB plans are due to changes in our plan obligations, driven by actuarial gains/losses related to fluctuations in discount rate and other actuarial assumptions. OCI associated with our equity method investments is related to our 42% share of the MillerCoors OCI activity (unrealized gains and losses on derivative instruments and pension obligations) and changes to BRI and BDL pension obligations.

Reclassifications from AOCI to income:

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
	Reclassifications from AOCI			Location of gain (loss) recognized in income
	(In millions)
Gain/(loss) on cash flow hedges:
Forward starting interest rate swaps	$(2.0)	$(1.5)	$(1.6)	Interest expense, net
Foreign currency forwards	(11.9)	(5.5)	2.2	Other income (expense), net
Foreign currency forwards	21.0	2.8	5.2	Cost of goods sold
Commodity swaps	—	0.4	(0.3)	Cost of goods sold
Total income (loss) reclassified, before tax	7.1	(3.8)	5.5
Income tax benefit (expense)	(1.7)	1.5	(2.3)
Net income (loss) reclassified, net of tax	$5.4	$(2.3)	$3.2

Amortization of defined benefit pension and other postretirement benefit plan items:
Prior service benefit (cost)	$(0.3)	$2.4	$2.8	(1)
Net actuarial gain (loss)	(46.6)	(35.4)	(56.5)	(1)
Total income (loss) reclassified, before tax	(46.9)	(33.0)	(53.7)
Income tax benefit (expense)	9.4	6.8	7.3
Net income (loss) reclassified, net of tax	$(37.5)	$(26.2)	$(46.4)

Total income (loss) reclassified, net of tax	$(32.1)	$(28.5)	$(43.2)

(1)
These components of AOCI are included in the computation of net periodic pension and other postretirement benefit cost. See Note 15, "Employee Retirement Plans and Postretirement Benefits" for additional details.

15. Employee Retirement Plans and Postretirement Benefits
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

Defined Benefit and OPEB Plans
Net Periodic Pension and OPEB Cost

	For the years ended
	December 31, 2015			December 31, 2014			December 31, 2013
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Components of net periodic pension and OPEB cost:
Service cost—benefits earned during the year	$9.5	$1.8	$11.3	$13.1	$3.0	$16.1	$15.8	$3.4	$19.2
Interest cost on projected benefit obligation	137.5	6.0	143.5	167.6	7.1	174.7	157.0	7.2	164.2
Expected return on plan assets	(175.8)	—	(175.8)	(195.6)	—	(195.6)	(177.9)	—	(177.9)
Amortization of prior service cost (benefit)	0.6	(0.3)	0.3	0.6	(3.0)	(2.4)	0.8	(3.6)	(2.8)
Amortization of net actuarial loss (gain)	46.9	(0.3)	46.6	36.3	(0.9)	35.4	56.6	(0.1)	56.5
Curtailment loss	(1.0)	—	(1.0)	—	—	—	—	—	—
Less: expected participant contributions	(2.4)	—	(2.4)	(1.0)	—	(1.0)	(1.2)	—	(1.2)
Net periodic pension and OPEB cost	$15.3	$7.2	$22.5	$21.0	$6.2	$27.2	$51.1	$6.9	$58.0

Obligations and Changes in Funded Status
The changes in the benefit obligation, plan assets and the funded status of the pension and OPEB plans are as follows:

	For the year ended December 31, 2015			For the year ended December 31, 2014
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Change in benefit obligation:
Prior year benefit obligation	$3,979.3	$162.2	$4,141.5	$3,816.9	$162.1	$3,979.0
Service cost, net of expected employee contributions	8.9	1.8	10.7	12.1	3.0	15.1
Interest cost	137.5	6.0	143.5	167.6	7.1	174.7
Actual employee contributions	0.5	—	0.5	0.7	—	0.7
Actuarial loss (gain)	(76.5)	(2.7)	(79.2)	477.2	12.6	489.8
Amendments	1.3	—	1.3	—	—	—
Benefits paid	(194.5)	(6.1)	(200.6)	(208.4)	(7.8)	(216.2)
Curtailment	(1.0)	—	(1.0)	—	—	—
Foreign currency exchange rate change	(355.5)	(25.1)	(380.6)	(286.8)	(14.8)	(301.6)
Benefit obligation at end of year	$3,500.0	$136.1	$3,636.1	$3,979.3	$162.2	$4,141.5
Change in plan assets:
Prior year fair value of assets	$3,667.6	$—	$3,667.6	$3,596.2	$—	$3,596.2
Actual return on plan assets	142.9	—	142.9	516.5	—	516.5
Employer contributions	256.1	6.1	262.2	33.6	7.6	41.2
Actual employee contributions	0.5	—	0.5	0.7	—	0.7
Benefits and plan expenses paid	(195.6)	(6.1)	(201.7)	(211.9)	(7.6)	(219.5)
Foreign currency exchange rate change	(348.3)	—	(348.3)	(267.5)	—	(267.5)
Fair value of plan assets at end of year	$3,523.2	$—	$3,523.2	$3,667.6	$—	$3,667.6
Funded status:	$23.2	$(136.1)	$(112.9)	$(311.7)	$(162.2)	$(473.9)
Amounts recognized in the Consolidated Balance Sheets:
Other non-current assets	$97.2	$—	$97.2	$79.1	$—	$79.1
Accounts payable and other current liabilities	(1.6)	(6.6)	(8.2)	(2.8)	(7.3)	(10.1)
Pension and postretirement benefits	(72.4)	(129.5)	(201.9)	(388.0)	(154.9)	(542.9)
Net amounts recognized	$23.2	$(136.1)	$(112.9)	$(311.7)	$(162.2)	$(473.9)
The accumulated benefit obligation for our defined benefit pension plans was $3,497.9 million and $3,978.5 million at December 31, 2015, and December 31, 2014, respectively. The $361.0 million decrease in the net underfunded status of our aggregate pension and OPEB plans from December 31, 2014, to December 31, 2015, was primarily driven by increased employer contributions, predominantly related to the GBP 150 million ($227.1 million at payment date) contribution made during the first quarter of 2015, and the increase in the discount rates used, discussed below.
All defined benefit pension and OPEB plans with the exception of our U.K. defined benefit plan as of December 31, 2015, had aggregate accumulated benefit obligations and projected benefit obligations in excess of plan assets. The change in the U.K. defined benefit plan projected benefit obligation is primarily due to 2015 funding and an increased discount rate. Information for these plans with aggregate accumulated benefit obligations and projected benefit obligations in excess of plan assets is as follows:

	As of December 31, 2015			As of December 31, 2014
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Accumulated benefit obligation	$566.5	$5.8	$572.3	$3,272.9	$162.2	$3,435.1
Projected benefit obligation	$567.3	$136.1	$703.4	$3,273.4	$162.2	$3,435.6
Fair value of plan assets	$493.3	$—	$493.3	$2,882.6	$—	$2,882.6

Accumulated Other Comprehensive Income
Amounts recognized in AOCI not yet recognized as components of net periodic pension and OPEB cost, pretax were as follows:

	As of December 31, 2015			As of December 31, 2014
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net actuarial loss (gain)	$839.2	$(10.3)	$828.9	$924.6	$(7.0)	$917.6
Net prior service cost	3.5	(0.1)	3.4	2.4	(0.5)	1.9
Total not yet recognized	$842.7	$(10.4)	$832.3	$927.0	$(7.5)	$919.5
Changes in plan assets and benefit obligations recognized in OCI, pretax, were as follows:

	Pension	OPEB	Consolidated
	(In millions)
Accumulated other comprehensive loss (income) as of December 31, 2013	$814.2	$(25.6)	$788.6
Amortization of prior service costs (benefit)	(0.6)	3.0	2.4
Amortization of net actuarial loss (gain)	(36.3)	0.9	(35.4)
Current year actuarial loss (gain)	159.7	12.6	172.3
Foreign currency exchange rate change	(10.0)	1.6	(8.4)
Accumulated other comprehensive loss (income) as of December 31, 2014	$927.0	$(7.5)	$919.5
Amortization of prior service costs (benefit)	(0.6)	0.3	(0.3)
Amortization of net actuarial loss (gain)	(46.9)	0.3	(46.6)
Current year actuarial loss (gain)	(39.3)	(2.7)	(42.0)
Foreign currency exchange rate change	2.5	(0.8)	1.7
Accumulated other comprehensive loss (income) as of December 31, 2015	$842.7	$(10.4)	$832.3
Amortization of AOCI expected to be recognized in net periodic pension and OPEB cost during fiscal year 2016 pretax is as follows:

	Pension	OPEB	Consolidated
	(In millions)
Amortization of net prior service cost (gain)	$0.8	$—	$0.8
Amortization of actuarial net loss (gain)	$(11.1)	$(0.1)	$(11.2)
Assumptions
Periodic pension and OPEB cost is actuarially calculated annually for each individual plan based on data available at the beginning of each year. Assumptions used in the calculation include the settlement discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below. The weighted-average rates used in determining the periodic pension and OPEB cost for the fiscal years 2015, 2014 and 2013 were as follows:

	For the years ended
	December 31, 2015		December 31, 2014		December 31, 2013
	Pension	OPEB	Pension	OPEB	Pension	OPEB
Weighted-average assumptions:
Settlement discount rate(1)	3.70%	4.15%	4.57%	4.79%	4.18%	4.12%
Rate of compensation increase	2.50%	N/A	2.50%	N/A	2.50%	N/A
Expected return on plan assets(2)	5.46%	N/A	6.16%	N/A	5.83%	N/A
Health care cost trend rate	N/A	Ranging ratably from 7.7% in 2015 to 4.5% in 2028	N/A	Ranging ratably from 7.7% in 2014 to 4.5% in 2028	N/A	Ranging ratably from 7.9% in 2013 to 4.5% in 2028

(1)
The decrease in the weighted-average discount rates used for our defined benefit pension plans and postretirement plans at December 31, 2015, from December 31, 2014, largely resulted from expectations for global GDP growth at a slower rate than prior years, along with global deflationary factors.

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

Benefit obligations are actuarially calculated annually at the end of each year based on the assumptions detailed in the table below. Obligations under the OPEB plans are determined by the application of the terms of medical and life insurance plans, together with relevant actuarial assumptions and heath care cost trend rates. The weighted-average rates used in determining the projected benefit obligation for defined pension plans and the accumulated postretirement benefit obligation for OPEB plans, as of December 31, 2015, and December 31, 2014, were as follows:

	As of December 31, 2015		As of December 31, 2014
	Pension	OPEB	Pension	OPEB
Weighted-average assumptions:
Settlement discount rate	3.82%	4.05%	3.70%	4.15%
Rate of compensation increase	2.00%	N/A	2.50%	N/A
Health care cost trend rate	N/A	Ranging ratably from 7.7% in 2016 to 4.5% in 2028	N/A	Ranging ratably from 7.7% in 2015 to 4.5% in 2028
The change to the weighted-average discount rates used for our defined benefit pension plans and postretirement plans at December 31, 2015, from December 31, 2014, was a result of the continued volatile nature of the global economic environment.
Assumed health care cost trend rates have a significant effect on the amounts reported for OPEB health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects on related OPEB plans:

	1% point increase (unfavorable)	1% point decrease favorable
	(In millions)
Effect on total of service and interest cost components	$(1.3)	$1.0
Effect on postretirement benefit obligations	$(19.5)	$16.7
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

(3)	manage the risk level of the plan's assets in relation to the plans' liabilities
Each plan's respective allocation targets promote optimal expected return and volatility characteristics given a focus on a long-term time horizon for fulfilling the plans' obligations. All assets are managed by external investment managers with a mandate to either match or outperform their benchmark. The plans use different asset managers in the U.K. and Canada and each plan's respective asset allocation could be impacted by a change in asset managers. The U.K. plan committed to investing with certain investment managers in 2015 resulting in a change in asset allocation during the year.
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
Both our U.K. and Canadian plans hedge a portion of the foreign exchange exposure between plan assets which are not denominated in the local plan currency and the local currency as the Canadian and U.K. pension liabilities will be settled in CAD and GBP, respectively.
Target Allocations
The following compares target asset allocation percentages with actual asset allocations on a weighted-average asset basis at December 31, 2015:

	Target allocations	Actual allocations
Equities	27.8%	29.8%
Fixed income	53.3%	51.7%
Hedge funds	6.1%	6.3%
Real estate	3.7%	3.7%
Other	9.1%	8.5%
Significant Concentration Risks
We periodically evaluate our defined benefit pension plan assets for concentration risks. As of December 31, 2015, we did not have any individual underlying asset position that composed a significant concentration of each plan's overall assets. However, we currently have significant plan assets invested in U.K., U.S. and Canadian government fixed income holdings. A provisional credit rating downgrade for any of these governments could negatively impact the asset values.
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
Major Categories of Plan Assets
As of December 31, 2015, our major categories of plan assets included the following:

•
Cash and short-term instruments—Includes cash, trades awaiting settlement, bank deposits, short-term bills and short-term notes. Our "trades awaiting settlement" category includes payables and receivables associated with asset purchases and sales that are awaiting final cash settlement as of year end due to the use of trade date accounting for our pension plans assets. These payables normally settle within a few business days of the purchase or sale of the respective asset. The respective assets are included in or removed from our year end plan assets and categorized in their respective asset categories in the fair value hierarchy below. We include these items in Level 1 of this hierarchy, as the values are derived from quoted prices in active markets. Short-

term instruments are included in Level 2 of the fair value hierarchy as these are highly liquid instruments that are valued using observable inputs, but their asset values are not publicly quoted.

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

•
Equities—Includes publicly traded common and other equity-like holdings, primarily publicly traded common stock and real estate investment trusts. Equity assets are well diversified between international and domestic investments. We consider equities quoted on public exchanges as Level 1 while other assets that are not quoted on public exchanges but valued using significant observable inputs as Level 2 depending on the individual asset's characteristics.

•
NAV per share practical expedient—Includes our debt funds, equity funds, hedge fund of funds, real estate fund holdings and private equity funds. The market values for these funds are based on the net asset values multiplied by the number of shares owned.

•
Other—Includes repurchase agreements, recoverable taxes for taxes paid and awaiting reclaim due to the tax exempt nature of the pension plan, venture capital, and private equity. Repurchase agreements are agreements where our plan has created an asset exposure using borrowed assets, creating a repurchase agreement liability, to facilitate the trade. The assets associated with the repurchase agreement are included in the other category in the fair value hierarchy, and the repurchase agreement liability is classified as Level 1 in the hierarchy, as the liability is valued using quoted prices in active markets. When determining the presentation of our target and asset allocations for repurchase agreements, we are viewing the asset type, as opposed to the investment vehicle, and accordingly include the associated assets within fixed income, specifically interest and inflation linked assets. We include recoverable tax items in Level 1 of this hierarchy, as these are cash receivables and the values are derived from quoted prices in active markets. Private equity is included in Level 3 as the values are based upon the use of unobservable inputs.

Fair Value Hierarchy
The following presents our fair value hierarchy for our defined benefit pension plan assets excluding investments using the NAV per share practical expedient (in millions):

		Fair value measurements as of December 31, 2015
	Total at December 31, 2015	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents
Cash	$109.9	$109.9	$—	$—
Trades awaiting settlement	(20.5)	(20.5)	—	—
Bank deposits, short-term bills and notes	13.9	—	13.9	—
Debt
Government securities	1,578.7	—	1,578.7	—
Corporate debt securities	317.7	—	317.7	—
Interest and inflation linked assets	1,047.0	—	1,010.1	36.9
Collateralized debt securities	3.4	—	—	3.4
Equities
Common stock	674.2	674.2	—	—
Other
Repurchase agreements	(1,652.0)	(1,652.0)	—	—
Recoverable taxes	0.7	0.7	—	—
Venture capital	0.2	—	—	0.2
Private Equity	206.7	—	—	206.7
Total fair value of investments excluding NAV per share practical expedient	$2,279.9	$(887.7)	$2,920.4	$247.2

The following presents our total fair value of plan assets including the NAV per share practical expedient for our defined benefit pension plan assets:

Total at December 31, 2015
(In millions)
Fair value of investments excluding NAV per share practical expedient	$2,279.9
Fair value of investments using NAV per share practical expedient
Debt funds	630.7
Equity funds	350.6
Real estate funds	57.9
Hedge funds of funds	130.5
Private equity funds	73.6
Total fair value of plan assets	$3,523.2
The following presents our fair value hierarchy for our defined benefit pension plan assets excluding investments using the NAV per share practical expedient (in millions):

		Fair value measurements as of December 31, 2014(1)
	Total at December 31, 2014	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents
Cash	$108.3	$108.3	$—	$—
Trades awaiting settlement	(8.3)	(8.3)	—	—
Bank deposits, short-term bills and notes	25.3	—	25.3	—
Debt
Government securities	1,137.5	—	1,137.5	—
Corporate debt securities	410.4	—	410.1	0.3
Interest and inflation linked assets	1,149.7	—	1,105.7	44.0
Collateralized debt securities	6.9	—	—	6.9
Equities
Common stock	693.9	693.9	—	—
Other
Repurchase agreements	(1,185.8)	(1,185.8)	—	—
Recoverable taxes	0.7	0.7	—	—
Venture capital	0.3	—	—	0.3
Private equity	68.4	—	—	68.4
Total fair value of investments excluding NAV per share practical expedient	$2,407.3	$(391.2)	$2,678.6	$119.9

(1)
Amounts have been adjusted to reflect the change in presentation for investments using the NAV per share practical expedient and are excluded from the fair value hierarchy and level 3 rollforward. See reconciliation below and Note 2, "New Accounting Pronouncements" for further discussion.

The following presents our fair value hierarchy including the NAV per share practical expedient for our defined benefit pension plan assets:

Total at December 31, 2014
(In millions)
Fair value of investments excluding NAV per share practical expedient	$2,407.3
Fair value of investments using NAV per share practical expedient
Debt funds	298.0
Equity funds	572.1
Real estate funds	65.2
Hedge funds of funds	269.5
Private equity	55.5
Total fair value of plan assets	$3,667.6
Fair Value: Level Three Rollforward
The following presents our Level 3 Rollforward for our defined pension plan assets excluding investments using the NAV per share practical expedient:

Amount(1)
(In millions)
Balance at December 31, 2013	$33.1
Total gain or loss (realized/unrealized):
Realized gain (loss)	0.5
Unrealized gain (loss) included in AOCI	21.4
Purchases, issuances, settlements	63.9
Transfers in/(out) of Level 3	8.1
Foreign exchange translation (loss)/gain	(7.1)
Balance at December 31, 2014	$119.9
Total gain or loss (realized/unrealized):
Realized gain (loss)	—
Unrealized gain (loss) included in AOCI	(2.4)
Purchases, issuances, settlements	141.2
Transfers in/(out) of Level 3	—
Foreign exchange translation (loss)/gain	(11.5)
Balance at December 31, 2015	$247.2

(1)
Amounts have been adjusted to reflect the change in presentation for investments using the NAV per share practical expedient and are excluded from the fair value hierarchy and level 3 rollforward. See reconciliation above and Note 2, "New Accounting Pronouncements" for further discussion.

Expected Cash Flows
In 2016, we expect to make contributions to our defined benefit pension plans of up to approximately $20 million and benefit payments under our OPEB plans of approximately $10 million based on foreign exchange rates as of December 31, 2015. MillerCoors, BRI and BDL contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements. Plan funding strategies are influenced by employee benefits, tax laws and plan governance documents.

Expected future benefit payments for defined benefit pension and OPEB plans, based on foreign exchange rates at December 31, 2015, are as follows:

Expected benefit payments	Pension	OPEB
	(In millions)
2016	$189.9	$6.6
2017	$193.4	$6.8
2018	$196.6	$7.0
2019	$199.4	$7.1
2020	$202.1	$7.2
2021-2025	$1,113.7	$42.6
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
We recognized costs associated with defined contribution plans of $17.6 million, $19.0 million and $20.5 million in 2015, 2014 and 2013, respectively.
We have a nonqualified defined contribution plan for certain U.S. employees. MCBC has voluntarily funded these liabilities through a Rabbi Trust. These are company assets which are invested in publicly traded mutual funds whose performance is expected to closely match changes in the plan liabilities. As of December 31, 2015, and December 31, 2014, the plan liabilities were equal to the plan assets noted in the table below and were included in other assets and other liabilities on our consolidated balance sheets, respectively.
Fair Value Hierarchy
The following presents our fair value hierarchy for our corporate invested plan assets used in the aforementioned "Rabbi Trust" arrangements.

		Fair value measurements as of December 31, 2015
	Total at December 31, 2015	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equities
Mutual funds	$3.8	$3.8	$—	$—
Total—Corporate	$3.8	$3.8	$—	$—

		Fair value measurements as of December 31, 2014
	Total at December 31, 2014	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equities
Mutual funds	$4.7	$4.7	$—	$—
Total—Corporate	$4.7	$4.7	$—	$—

16. Derivative Instruments and Hedging Activities
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
Counterparty Risk
While, by policy, the counterparties to any of the financial derivatives we enter into are major institutions with investment grade credit ratings of at least A- by Standard & Poor's (or the equivalent) or A3 by Moody's, we are exposed to credit-related losses in the event of non-performance by counterparties. This credit risk is generally limited to the unrealized gains in such contracts, should any of these counterparties fail to perform as contracted.
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
We may be forced to cash settle all or a portion of our derivative contracts before the expected settlement date upon the occurrence of certain contractual triggers including a change of control, termination event or other breach of agreement. This could have a negative impact on our liquidity. For derivative contracts that we have designated as hedging instruments, early cash settlement would result in the timing of our hedge settlement not being matched to the cash settlement of the forecasted transaction or firm commitment. We may also decide to cash settle all or a portion of our derivative contracts before the expected settlement date through negotiations with our counterparties, which could also impact our cash position.
Due to the nature of our counterparty agreements, we are not able to net positions with the same counterparty across business units. Thus, in the event of default, we may be required to early settle all out-of-the-money contracts, without the benefit of netting the fair value of any in-the-money positions against this exposure.
Collateral
We do not receive and are not required to post collateral unless a change of control event occurs. This termination event would give either party the right to early terminate all outstanding swap transactions in the event that the other party consolidates, merges with, or transfers all or substantially all its assets to, another entity, and the creditworthiness of the surviving entity that has assumed such party's obligations is materially weaker than that of such party. As of December 31, 2015, we did not have any collateral posted with any of our counterparties.
Derivative Accounting Policies
Overview
Our foreign currency forwards are designated in hedging relationships as cash flow hedges. Prior to settlements discussed below, our forward starting interest rate swaps were designated as cash flow hedges, our interest rate swaps were designated as fair value hedges and our cross currency swaps were designated as net investment hedges. In certain situations, we may execute derivatives that do not qualify for, or we do not otherwise seek, hedge accounting but are determined to be important for managing risk. For example, our commodity swaps as well as swaptions that have been entered into subsequent to December 31, 2015, and discussed in Note 21, "Pending Acquisition" are not designated in a hedge accounting relationship. These economic hedges are measured at fair value on our consolidated balance sheets with changes in fair value recorded in earnings. We have historically elected to apply the NPNS exemption to certain contracts, as applicable. These contracts are typically transacted with our suppliers and include risk management features that allow us to fix the price on specific volumes of purchases for specified delivery periods. We also consider whether any provisions in our contracts represent embedded derivative instruments as defined in authoritative accounting guidance. As of December 31, 2015, we have concluded that no embedded derivative instruments warrant separate fair value accounting.
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
When we discontinue hedge accounting prospectively, but it continues to be probable that the forecasted transaction will occur in the originally expected period, the existing gain or loss on the derivative remains in AOCI for cash flow hedges and net investment hedges or in the carrying value of the hedged item for fair value hedges and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is no longer probable that a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses in AOCI are recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on the consolidated balance sheets until maturity, recognizing future changes in the fair value in current period earnings.
Significant Derivative/Hedge Positions
Derivative Activity Related to the Euro 500 Million Convertible Note
In June 2012, we issued a Euro-denominated 500 million Convertible Note to StarBev L.P. simultaneous with the closing of the StarBev acquisition. The Convertible Note's embedded conversion feature was determined to meet the definition of a derivative required to be bifurcated and separately accounted for at fair value with changes in fair value recorded in earnings. In the first quarter of 2013, we began executing a series of financial foreign exchange forward contracts to hedge our risk associated with payments on this Convertible Note. In 2013, the Convertible Note was put to us and settled in full at a premium of $14.4 million. The related conversion feature was settled in full during 2013 and as a result, all existing foreign exchange forward contracts related to the Convertible Note were settled in the third quarter of 2013. These contracts were not designated in hedge accounting relationships. As such, changes in fair value of these swaps were recorded in other income (expense) in our consolidated statement of operations.
Interest Rate Swaps
In the first quarter of 2015, we entered into interest rate swaps with an aggregate notional amount of $300 million to economically convert our fixed rate $300 million notes to floating rate debt consistent with the interest rate swaps on our $500 million notes entered into during 2014. We received fixed interest payments semi-annually at a rate of 2.0% per annum on our $300 million hedges and a rate of 3.5% per annum on our $500 million hedges and paid a rate to our counterparties based on a credit spread plus the three month LIBOR rate, thereby effectively exchanging a fixed interest obligation for a floating interest obligation on both our $300 million and $500 million notes.
We entered into these interest rate swap agreements to minimize exposure to changes in the fair value of our $300 million and $500 million notes that results from fluctuations in the benchmark interest rate, specifically LIBOR, and designated these swaps as fair value hedges and determined that there is zero ineffectiveness. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged item are recognized in earnings. For the year ended December 31, 2015, the changes in fair value of the interest rate swaps resulted in unrealized gains of $0.7 million and $7.3 million on the $300 million notes and $500 million notes, respectively, and recorded in interest expense in our consolidated statement of operations, which is fully offset by the changes in fair value of the $300 million notes and $500 million notes attributable to the benchmark interest rate, also recorded in interest expense. For the year ended December 31, 2014, the changes in fair value of the interest rate swaps resulted in an unrealized gain of $10.8 million on the $500 million notes recorded in interest expense in our condensed consolidated statement of operations, which is fully offset by the changes in fair value of the $500 million notes attributable to the benchmark interest rate, also recorded in interest expense.

During the fourth quarter of 2015, we voluntarily cash settled our notional of $300 million as well as our notional of $500 million which resulted in cash receipts of $0.7 million and $18.1 million, respectively, representing the cumulative adjustments to the carrying value of the notes from inception through termination. At the time of settlement we ceased adjusting the carrying value of our $300 million and $500 million notes for the fair value movements and these cumulative adjustments are now being amortized to interest expense over the expected remaining term of the respective note. The associated amortization recorded as a benefit to interest expense in 2015 was $0.4 million. See Note 12, "Debt" for additional details.
Forward Starting Interest Rate Swaps
Prior to the September 2015 issuance of our CAD 500 million notes and CAD 400 million notes, we entered into forward starting interest rate swaps with a notional of CAD 600 million in order to manage our exposure to the volatility of the interest rates associated with the future interest payments on the forecasted debt issuances. The swaps had an effective date of September 2015 and a termination date of September 2025 mirroring the terms of the initially forecasted debt issuance. Under these agreements we were required to early terminate these swaps at the approximate time we issued the previously forecasted debt. We had designated these contracts as cash flow hedges and accordingly, a portion of the CAD 39.2 million ($29.5 million at settlement) loss on the forward starting interest rate swaps is being reclassified from AOCI and amortized to interest expense over the 5-year and 3-year terms of the CAD 500 million and CAD 400 million notes, respectively, and the remaining portion of the loss will be amortized on future debt issuances covering the 10-year term of the interest rate swap agreements.
Additionally, prior to the 2005 and 2010 issuance of our CAD 900 million and CAD 500 million private placements notes in Canada, we entered into forward starting interest rate swaps in order to manage our exposure to the volatility of the interest rates associated with the future interest payments on the forecasted debt issuances. These swaps had effective dates mirroring the terms of the forecasted debt issuances. Under these agreements we were required to early terminate these swaps at the approximate time we issued the previously forecasted debt. We had designated these contracts as cash flow hedges of a portion of the interest payments on a future forecasted debt issuance. As a result, the realization of the forward starting interest rate swap upon debt issuance, which were originally recorded to AOCI, is currently being reclassified from AOCI and amortized to interest expense over the respective term of the hedged debt. See Note 12, "Debt", for further discussion of our senior notes and the impact of the forward starting interest rates swaps on the effective interest rate of each issuance.
Cross Currency Swaps
In the first quarter of 2015, we entered into a cross currency swap agreement having a total notional of EUR 265 million ($300 million upon execution) in order to hedge a portion of the foreign currency translational impacts of our European investment. We received floating interest payments quarterly based on a credit spread plus the three month LIBOR (USD coupon) and paid a floating rate to our counterparty based on a credit spread plus EURIBOR (EUR coupon). As a result of this cross currency swap and the above mentioned interest rate swaps, we economically converted the $300 million notes and associated interest to a floating rate EUR denomination. We designated this cross currency swap as a net investment hedge and accordingly, recorded changes in fair value due to fluctuations in the spot rate to AOCI. During the fourth quarter 2015, we voluntarily cash settled the EUR 265 million ($300 million) notional cross currency swap and received cash inflows of $16.0 million which was recorded as a gain within AOCI.
During 2013, we cash settled CAD 361 million notional, of our cross currency swaps designated as a net investment hedge of our Canadian operations for $113.9 million and in January 2014, we early settled the final remaining CAD 241 million notional of our outstanding currency swaps designated as a net investment hedge of our Canadian operations for $65.2 million.
As of December 31, 2015, and December 31, 2014, we did not have any cross currency swap positions outstanding.
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
The table below summarizes our derivative assets and liabilities that were measured at fair value as of December 31, 2015, and December 31, 2014. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion related to measuring fair value derivative instruments.

		Fair Value Measurements at December 31, 2015
	Total at December 31, 2015	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign currency forwards	$44.1	$—	$44.1	$—
Commodity swaps	(21.4)	—	(21.4)	—
Total	$22.7	$—	$22.7	$—

		Fair Value Measurements at December 31, 2014
	Total at December 31, 2014	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Interest rate swaps	$(2.2)	$—	$(2.2)	$—
Foreign currency forwards	31.6	—	31.6	—
Commodity swaps	(8.9)	—	(8.9)	—
Total	$20.5	$—	$20.5	$—
As of December 31, 2015, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during 2015 were all included in Level 2.

Results of Period Derivative Activity
The following tables include the year-to-date results of our derivative activity in our consolidated balance sheets as of December 31, 2015, and December 31, 2014, and our consolidated statements of operations for the year ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively. We had no fair value hedges in 2013.
Fair Value of Derivative Instruments in the Consolidated Balance Sheets (in millions)

		Asset derivatives		Liability derivatives
		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Foreign currency forwards	$300.3	Other current assets	$28.4	Accounts payable and other current liabilities	$—
		Other non-current assets	15.7	Other liabilities	—
Total derivatives designated as hedging instruments			$44.1		$—
Derivatives not designated as hedging instruments:
Commodity swaps	$120.3	Other current assets	$0.4	Accounts payable and other current liabilities	$(12.5)
		Other non-current assets	0.2	Other liabilities	(9.5)
Total derivatives not designated as hedging instruments			$0.6		$(22.0)

		Asset derivatives		Liability derivatives
		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate swaps	$844.2	Other current assets	$—	Accounts payable and other current liabilities	$(13.0)
		Other non-current assets	10.8	Other liabilities	—
Foreign currency forwards	$343.4	Other current assets	19.5	Accounts payable and other current liabilities	—
		Other non-current assets	12.1	Other liabilities	—
Total derivatives designated as hedging instruments			$42.4		$(13.0)
Derivatives not designated as hedging instruments:
Commodity swaps	$111.1	Other current assets	$0.2	Accounts payable and other current liabilities	$(4.9)
		Other non-current assets	0.4	Other liabilities	(4.6)
Total derivatives not designated as hedging instruments			$0.6		$(9.5)

MCBC allocates the current and non-current portion of each contract to the corresponding derivative account above.

The Pretax Effect of Derivative Instruments on the Consolidated Statements of Operations (in millions)

For the year ended December 31, 2015
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$(19.3)	Interest expense, net	$(2.0)	Interest expense, net	$—
Foreign currency forwards	26.3	Other income (expense), net	(11.9)	Other income (expense), net	—
		Cost of goods sold	21.0	Cost of goods sold	—
Total	$7.0		$7.1		$—

For the year ended December 31, 2015
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$16.0	Other income (expense), net	$—	Other income (expense), net	$—
Total	$16.0		$—		$—

For the year ended December 31, 2015
Derivatives in fair value hedge relationships	Amount of gain (loss) recognized in income on derivative	Location of gain (loss) recognized in income
Interest rate swaps	$8.0	Interest expense, net
Total	$8.0

For the year ended December 31, 2014
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$(13.3)	Interest expense, net	$(1.5)	Interest expense, net	$—
Foreign currency forwards	10.1	Other income (expense), net	(5.5)	Other income (expense), net	—
		Cost of goods sold	2.8	Cost of goods sold	—
Commodity swaps	0.5	Cost of goods sold	0.4	Cost of goods sold	—
Total	$(2.7)		$(3.8)		$—

For the year ended December 31, 2014
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$6.5	Other income (expense), net	$—	Other income (expense), net	$—
Total	$6.5		$—		$—

For the year ended December 31, 2014
Derivatives in fair value hedge relationship	Amount of gain (loss) recognized in income on derivative	Location of gain (loss) recognized in income
Interest rate swaps	$10.8	Interest expense, net
Total	$10.8

For the year ended December 31, 2013
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(1.6)	Interest expense, net	$—
Foreign currency forwards	28.9	Other income (expense), net	2.2	Other income (expense), net	—
		Cost of goods sold	5.2	Cost of goods sold	—
Commodity swaps	0.1	Cost of goods sold	(0.3)	Cost of goods sold	—
Total	$29.0		$5.5		$—

For the year ended December 31, 2013
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$29.6	Other income (expense), net	$—	Other income (expense), net	$—
€120 million term loan due 2016	0.1	Other income (expense), net	—	Other income (expense), net	—
Total	$29.7		$—		$—
We expect net gains of approximately $28 million (pretax) recorded in AOCI at December 31, 2015, will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged at December 31, 2015, is 3.0 years.

Other Derivatives (in millions)

For the year ended December 31, 2015
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(19.9)
Foreign currency swaps	Other income (expense), net	0.1
Total		$(19.8)

For the year ended December 31, 2014
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(8.1)
Total		$(8.1)

For the year ended December 31, 2013
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Equity conversion feature of debt	Interest expense, net	$(5.4)
	Other income (expense), net	(1.1)
Commodity swaps	Cost of goods sold	(5.1)
Foreign currency forwards	Other income (expense), net	3.9
Total		$(7.7)
17. Accounts payable and other current liabilities

	As of
	December 31, 2015	December 31, 2014
	(In millions)
Accounts payable and accrued trade payables	$559.6	$618.0
Accrued compensation	82.3	106.1
Accrued excise and other non-income related taxes	201.6	215.0
Accrued interest	21.3	27.9
Accrued selling and marketing costs	100.3	126.6
Container liability	70.2	82.5
Other(1)	149.1	128.9
Accounts payable and other current liabilities	$1,184.4	$1,305.0

(1)	Includes current liabilities related to derivatives, income taxes, pensions and other postretirement benefits and other accrued expenses.
18. Commitments and Contingencies
Letters of Credit
As of December 31, 2015, we had $44.4 million outstanding in letters of credit with financial institutions. These letters expire throughout 2016 and 2017 and $16.5 million of the letters contain a feature that automatically renews the letter for an additional year if no cancellation notice is submitted. These letters of credit are being maintained as security for deferred compensation payments, reimbursements to insurance companies, reimbursements to the trustee for pension payments, deductibles or retention payments made on our behalf, various payments due to governmental agencies, operations of underground storage tanks and other general business purposes, and are not included on our consolidated balance sheets.
Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity investments and consolidated subsidiaries. As of December 31, 2015, accounts payable and other current liabilities in the accompanying consolidated balance sheets includes $16.9 million related to the guarantee of the indebtedness of our equity method investments. See Note 4, "Investments" for more details. Additionally, related to our previous ownership in the Montréal Canadiens, we guarantee its obligations under a ground lease for the Bell Centre Arena (the "Ground Lease Guarantee"). Upon sale of our interest, the new owners agreed to indemnify us in connection with the liabilities we may incur under the Ground Lease Guarantee and provided us with a CAD 10 million letter of credit to guarantee such indemnity. This transaction did not materially affect our risk exposure related to the Ground Lease Guarantee, which continues to be recognized as a liability on our consolidated balance sheets. Other liabilities in the accompanying consolidated balance sheets include $4.4 million as of December 31, 2015, and $5.3 million as of December 31, 2014, related to the Ground Lease Guarantee, both of which are classified as non-current.
Supply and Distribution Contracts
We have various long-term supply contracts with unaffiliated third parties and our joint venture partners to purchase materials used in production and packaging. The supply contracts provide that we purchase certain minimum levels of materials throughout the terms of the contracts. Additionally, Tradeteam has distribution agreements with us to provide for transportation and logistics services in the U.K. See Note 4, "Investments" for further discussion. The future aggregate minimum required commitments under these supply and distribution contracts are shown in the table below based on foreign exchange rates as of December 31, 2015. The amounts in the table do not represent all anticipated payments under long-term contracts. Rather, they represent unconditional and legally enforceable committed expenditures:

Year	Amount
(In millions)
2016	$413.3
2017	286.6
2018	267.6
2019	272.0
2020	254.1
Thereafter	701.3
Total	$2,194.9
Total purchases under our supply and distribution contracts in 2015, 2014 and 2013 were $918.7 million, $1,209.2 million and $1,042.7 million, respectively.
Advertising and Promotions
We have various long-term non-cancelable commitments for advertising, sponsorships and promotions, including marketing at sports arenas, stadiums and other venues and events. Based on foreign exchange rates as of December 31, 2015, these future commitments are as follows:

Year	Amount
(In millions)
2016	$70.2
2017	72.8
2018	72.5
2019	49.0
2020	26.4
Thereafter	115.3
Total	$406.2
Total advertising expense was $401.6 million, $473.9 million and $447.0 million in 2015, 2014 and 2013, respectively.

Operating Leases
We lease certain office facilities and operating equipment under cancelable and non-cancelable agreements accounted for as operating leases. Based on foreign exchange rates as of December 31, 2015, future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Year	Amount
(In millions)
2016	$30.7
2017	24.6
2018	18.7
2019	14.9
2020	10.0
Thereafter	19.6
Total	$118.5
Total rent expense was $30.6 million, $35.0 million and $34.3 million in 2015, 2014 and 2013, respectively.
Discontinued Operations
Kaiser
In 2006, we sold our entire equity interest in Kaiser to FEMSA. The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In addition, we provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. We settled a portion of our tax credit indemnity obligation during 2010. The maximum potential claims amount for the remainder of the purchased tax credits (which we believe present less risk than those previously settled), was $88.4 million as of December 31, 2015. Our total estimate of the indemnity liability as of December 31, 2015, was $10.1 million, $4.1 million of which was classified as a current liability and $6.0 million of which was classified as non-current.
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
Additionally, we also provided FEMSA with indemnity related to all other tax, civil, and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded and disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. As a result of these contract provisions, our estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs arising from the federal or any of the various state governments in Brazil. The recorded value of the tax, civil, and labor indemnity liability was $4.3 million as of December 31, 2015, which is classified as non-current. For the remaining portion of our indemnity obligations, not deemed probable, we continue to utilize probability-weighted scenarios in determining the value of the indemnity obligations.
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

The table below provides a summary of reserves associated with the Kaiser indemnity obligations from December 29, 2012, through December 31, 2015:

Total indemnity reserves
(In millions)
Balance at December 29, 2012	$27.9
Changes in estimates	—
Foreign exchange impacts	(3.8)
Balance at December 31, 2013	$24.1
Changes in estimates	—
Foreign exchange impacts	(2.5)
Balance at December 31, 2014	$21.6
Changes in estimates	—
Foreign exchange impacts	(7.2)
Balance at December 31, 2015	$14.4
Distribution Litigation
The gains (losses) recorded for the Kaiser indemnities and the distribution litigation are presented within discontinued operations. The table below summarizes the income (loss) from discontinued operations, net of tax, presented on our consolidated statements of operations:

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In millions)
Adjustments to Kaiser indemnity liabilities due to foreign exchange gains and losses	$3.9	$0.5	$2.0
Income (loss) from discontinued operations, net of tax	$3.9	$0.5	$2.0
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have accrued an aggregate of $13.1 million as of December 31, 2015, and $16.6 million as of December 31, 2014. We believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our consolidated financial statements, except as noted below.
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
During the fourth quarter of 2014 and the first quarter of 2015, we received assessments from a local country regulatory authority related to indirect tax calculations in our Europe operations during the 29 month period prior to receipt of the most recent assessment. The aggregate amount of the assessments received is approximately $76 million, based on foreign exchange rates at December 31, 2015. While we intend to vigorously challenge the validity of these assessments and defend our position regarding the method of calculation, if the assessments, as issued, are ultimately upheld, they could materially affect our results of operations. Specifically, if fully upheld, we would be required to record a charge at the high-end of the below range of loss, and this charge and on-going implications to our calculations would negatively impact our current and future operating income, respectively. Based on the assessments received and related impacts, we estimate a current range of loss of zero to $114.7 million, based on foreign exchange rates at December 31, 2015. We continue to apply the methodology challenged in the assessments while the regulatory appeal process remains ongoing, and, as a result, the related range of loss is expected to increase until ultimately resolved. We continue to follow the required regulatory procedures in order to proceed with our appeal of the assessments. We currently believe this appeal process will take several months to reach a formal conclusion. No provision is currently recorded for these assessments or the related range of loss.
In 2013 we became aware of potential liabilities in several European countries primarily related to local country regulatory matters associated with StarBev Holdings S.a.r.l. ("StarBev") pre-acquisition periods. We recorded liabilities related to these matters in the second quarter of 2013 as we finalized purchase price accounting related to the acquisition of StarBev. During the first quarter of 2014, these matters were favorably resolved and we released the associated indirect-tax and income-tax-related reserves, inclusive of post-acquisition accrued interest, resulting in a gain of $13.0 million recorded within marketing, general and administrative expenses and an income tax benefit of $18.5 million. As a result of the resolution, in the first quarter of 2014, we released amounts previously withheld with regard to these matters.
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
Environmental
When we determine it is probable that a liability for environmental matters or other legal actions exists and the amount of the loss is reasonably estimable, an estimate of the future costs is recorded as a liability in the financial statements. Costs that extend the life, increase the capacity or improve the safety or efficiency of our assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. Total environmental expenditures recognized as other expense for 2015 were $0.4 million, partially offset by a release to our reserves of $0.1 million. Total environmental expenditures for 2014 were $1.0 million offset by a release to our reserves of $1.3 million. Total environmental expenditures for 2013 were zero.
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
The assumptions used are as follows:

•	trust management costs are included in projections with regard to the $120 million threshold, but are expensed only as incurred;

•	income taxes, which we believe are not an included cost, are excluded from projections with regard to the $120 million threshold;

•	a 2.5% inflation rate for future costs; and

•	certain operations and maintenance costs were discounted using a 2.64% risk-free rate of return.
Based on these assumptions, the present value and gross amount of the costs at December 31, 2015, are approximately $3.2 million and $6.2 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.
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
Other
In prior years, we have been notified by the EPA and certain state environmental divisions that we are a PRP, along with other parties, at the Cooper Drum site in southern California, the East Rutherford and Berry's Creek sites in New Jersey and the Chamblee and Smyrna sites in Georgia. Certain former non-beer business operations, which we discontinued use of and sold in the mid-1990s, were involved at these sites. Potential losses associated with these sites could increase as remediation planning progresses.
We are aware of groundwater contamination at some of our properties in Colorado resulting from historical, ongoing, or nearby activities. There may also be other contamination of which we are currently unaware.
Europe and MCI
We are subject to the requirements of governmental and local environmental and occupational health and safety laws and regulations within each of the countries in which we operate. Compliance with these laws and regulations did not materially affect our 2015 capital expenditures, results of operations or our financial or competitive position, and we do not anticipate that they will do so in 2016.
In September 2015, the Environment Agency (“EA”) in the U.K. charged one of our subsidiaries with causing or contributing to a sewage fungus problem in a freshwater drain near the Alton brewery, which we closed in the second quarter of 2015. A hearing at the Basingstoke Magistrate’s Court (Environment Agency v Molson Coors Brewer (U.K. ) Limited) is scheduled for the first quarter of 2016. We believe the matter will be resolved at that time based on prior discussions between such subsidiary and the EA. The estimated likely maximum exposure is not material and has been included in the aggregate accrual noted above. Should this matter not be resolved in the anticipated manner, potential losses associated with this site could increase beyond the amount accrued.
19. Supplemental Guarantor Information
        For purposes of this Note 19, including the tables, "Parent Guarantor and 2012 Issuer" shall mean MCBC and "Subsidiary Guarantors" shall mean certain Canadian, U.S. and European subsidiaries reflecting the substantial operations of each of our Canada and U.S. segments, as well as our U.K. operations of our Europe segment.
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
None of our other outstanding debt is publicly registered, and it is all guaranteed on a senior and unsecured basis by the Parent Guarantor and certain Subsidiary Guarantors. These guarantees are full and unconditional and joint and several. See Note 12, "Debt" for details of all debt issued and outstanding as of December 31, 2015.
Presentation
The following information sets forth the condensed consolidating statements of operations for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, condensed consolidating balance sheets as of December 31, 2015, and December 31, 2014, and condensed consolidating statements of cash flows for the years ended December 31, 2015, December 31, 2014, and December 31, 2013. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Guarantor and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.
Historical balance sheet amounts have been adjusted to reflect the adoption of the authoritative guidance requiring debt issuance costs to be presented as a direct reduction from the carrying value of the related debt. See Note 2, "New Accounting Pronouncements" for further discussion.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2015
(IN MILLIONS)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$28.2	$4,030.0	$1,196.0	$(126.8)	$5,127.4
Excise taxes	—	(1,294.9)	(265.0)	—	(1,559.9)
Net sales	28.2	2,735.1	931.0	(126.8)	3,567.5
Cost of goods sold	—	(1,674.0)	(559.1)	69.6	(2,163.5)
Gross profit	28.2	1,061.1	371.9	(57.2)	1,404.0
Marketing, general and administrative expenses	(131.0)	(654.7)	(323.3)	57.2	(1,051.8)
Special items, net	—	(35.0)	(311.7)	—	(346.7)
Equity income (loss) in subsidiaries	432.8	(463.2)	196.8	(166.4)	—
Equity income in MillerCoors	—	516.3	—	—	516.3
Operating income (loss)	330.0	424.5	(66.3)	(166.4)	521.8
Interest income (expense), net	(67.5)	234.8	(279.3)	—	(112.0)
Other income (expense), net	(7.4)	4.0	4.3	—	0.9
Income (loss) from continuing operations before income taxes	255.1	663.3	(341.3)	(166.4)	410.7
Income tax benefit (expense)	104.4	(220.4)	64.2	—	(51.8)
Net income (loss) from continuing operations	359.5	442.9	(277.1)	(166.4)	358.9
Income (loss) from discontinued operations, net of tax	—	—	3.9	—	3.9
Net income (loss) including noncontrolling interests	359.5	442.9	(273.2)	(166.4)	362.8
Net (income) loss attributable to noncontrolling interests	—	—	(3.3)	—	(3.3)
Net income (loss) attributable to MCBC	$359.5	$442.9	$(276.5)	$(166.4)	$359.5
Comprehensive income (loss) attributable to MCBC	$(437.0)	$(294.5)	$(450.6)	$745.1	$(437.0)

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2015
(IN MILLIONS)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$146.4	$171.3	$113.2	$—	$430.9
Accounts receivable, net	—	297.8	126.9	—	424.7
Other receivables, net	8.7	61.0	31.5	—	101.2
Total inventories	—	145.1	34.2	—	179.3
Other current assets, net	45.6	43.5	33.6	—	122.7
Intercompany accounts receivable	—	3,980.6	288.1	(4,268.7)	—
Total current assets	200.7	4,699.3	627.5	(4,268.7)	1,258.8
Properties, net	20.4	975.7	594.7	—	1,590.8
Goodwill	—	991.7	991.6	—	1,983.3
Other intangibles, net	—	3,316.9	1,428.8	—	4,745.7
Investment in MillerCoors	—	2,441.0	—	—	2,441.0
Net investment in and advances to subsidiaries	12,394.3	3,926.1	5,421.2	(21,741.6)	—
Deferred tax assets	37.7	—	0.1	(17.6)	20.2
Other assets, net	14.0	181.2	41.3	—	236.5
Total assets	$12,667.1	$16,531.9	$9,105.2	$(26,027.9)	$12,276.3
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$72.7	$790.6	$321.1	$—	$1,184.4
Current portion of long-term debt and short-term borrowings	—	—	28.7	—	28.7
Discontinued operations	—	—	4.1	—	4.1
Intercompany accounts payable	3,652.6	344.4	271.7	(4,268.7)	—
Total current liabilities	3,725.3	1,135.0	625.6	(4,268.7)	1,217.2
Long-term debt	1,902.1	1,006.6	—	—	2,908.7
Pension and postretirement benefits	3.3	192.8	5.8	—	201.9
Deferred tax liabilities	—	220.7	596.7	(17.6)	799.8
Other liabilities	6.5	37.8	31.0	—	75.3
Discontinued operations	—	—	10.3	—	10.3
Intercompany notes payable	—	840.6	4,764.0	(5,604.6)	—
Total liabilities	5,637.2	3,433.5	6,033.4	(9,890.9)	5,213.2
MCBC stockholders' equity	7,031.0	17,861.4	3,892.2	(21,741.6)	7,043.0
Intercompany notes receivable	(1.1)	(4,763.0)	(840.5)	5,604.6	—
Total stockholders' equity	7,029.9	13,098.4	3,051.7	(16,137.0)	7,043.0
Noncontrolling interests	—	—	20.1	—	20.1
Total equity	7,029.9	13,098.4	3,071.8	(16,137.0)	7,063.1
Total liabilities and equity	$12,667.1	$16,531.9	$9,105.2	$(26,027.9)	$12,276.3

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2015
(IN MILLIONS)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$578.6	$584.0	$(106.0)	$(360.2)	$696.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(13.9)	(150.7)	(110.4)	—	(275.0)
Proceeds from sales of properties and other assets	—	4.8	7.0	—	11.8
Acquisition of businesses, net of cash acquired	—	(46.4)	(44.8)	—	(91.2)
Proceeds from sale of business	—	8.7	—	—	8.7
Investment in MillerCoors	—	(1,442.7)	—	—	(1,442.7)
Return of capital from MillerCoors	—	1,441.1	—	—	1,441.1
Net Intercompany Investing Activity	(56.3)	(134.2)	270.7	(80.2)	—
Other	33.4	(18.5)	(2.3)	—	12.6
Net cash provided by (used in) investing activities	(36.8)	(337.9)	120.2	(80.2)	(334.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	34.6	—	—	—	34.6
Excess tax benefits from share-based compensation	10.0	—	—	—	10.0
Dividends paid	(271.7)	(300.1)	(91.8)	360.2	(303.4)
Payments for purchase of treasury stock	(150.1)	—	—	—	(150.1)
Payments on debt and borrowings	—	(676.4)	(25.0)	—	(701.4)
Proceeds on debt and borrowings	—	679.9	23.4	—	703.3
Debt issuance costs	(58.3)	(3.5)	—	—	(61.8)
Net proceeds from (payments on) revolving credit facilities and commercial paper	—	—	3.9	—	3.9
Change in overdraft balances and other	(0.8)	(0.5)	(45.8)	—	(47.1)
Net intercompany financing activity	—	(214.4)	134.2	80.2	—
Net cash provided by (used in) financing activities	(436.3)	(515.0)	(1.1)	440.4	(512.0)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	105.5	(268.9)	13.1	—	(150.3)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(30.5)	(12.9)	—	(43.4)
Balance at beginning of year	40.9	470.7	113.0	—	624.6
Balance at end of period	$146.4	$171.3	$113.2	$—	$430.9

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2014
(IN MILLIONS)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$572.0	$891.0	$314.3	$(504.7)	$1,272.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(11.9)	(131.7)	(115.9)	—	(259.5)
Proceeds from sales of properties and other assets	—	5.6	3.2	—	8.8
Investment in MillerCoors	—	(1,388.1)	—	—	(1,388.1)
Return of capital from MillerCoors	—	1,382.5	—	—	1,382.5
Net intercompany investing activity	(37.4)	218.8	182.3	(363.7)	—
Other	—	11.3	5.6	—	16.9
Net cash provided by (used in) investing activities	(49.3)	98.4	75.2	(363.7)	(239.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	44.4	—	—	—	44.4
Excess tax benefits from share-based compensation	8.2	—	—	—	8.2
Dividends paid	(242.5)	(465.5)	(70.3)	504.7	(273.6)
Payments on debt and borrowings	(1.1)	(61.7)	(11.6)	—	(74.4)
Proceeds on debt and borrowings	—	—	4.8	—	4.8
Debt issuance costs	(1.8)	—	(0.1)	—	(1.9)
Payments on settlement of derivative instruments	—	(65.2)	—	—	(65.2)
Net proceeds from (payments on) revolving credit facilities and commercial paper	(379.6)	—	(134.3)	—	(513.9)
Change in overdraft balances and other	—	—	69.6	—	69.6
Net intercompany financing activity	—	(143.2)	(220.5)	363.7	—
Net cash provided by (used in) financing activities	(572.4)	(735.6)	(362.4)	868.4	(802.0)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(49.7)	253.8	27.1	—	231.2
Effect of foreign exchange rate changes on cash and cash equivalents	—	(31.8)	(17.1)	—	(48.9)
Balance at beginning of year	90.6	248.7	103.0	—	442.3
Balance at end of period	$40.9	$470.7	$113.0	$—	$624.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2013
(IN MILLIONS)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$660.9	$579.2	$297.3	$(369.2)	$1,168.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(11.7)	(154.0)	(128.2)	—	(293.9)
Proceeds from sales of properties and other assets	—	45.7	7.9	—	53.6
Investment in MillerCoors	—	(1,186.5)	—	—	(1,186.5)
Return of capital from MillerCoors	—	1,146.0	—	—	1,146.0
Net intercompany investing activity	(446.4)	(59.3)	(70.5)	576.2	—
Other	—	3.8	—	—	3.8
Net cash provided by (used in) investing activities	(458.1)	(204.3)	(190.8)	576.2	(277.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	88.8	—	—	—	88.8
Excess tax benefits from share-based compensation	7.7	—	—	—	7.7
Dividends paid	(206.5)	(142.8)	(254.5)	369.2	(234.6)
Payments on debt and borrowings	(578.0)	(615.1)	(139.1)	—	(1,332.2)
Proceeds from debt and borrowings	—	—	15.0	—	15.0
Debt issuance costs	(0.2)	—	(0.2)	—	(0.4)
Payments on settlement of derivative instruments	—	(119.4)	—	—	(119.4)
Net proceeds from (payments on) revolving credit facilities and commercial paper	379.6	—	127.8	—	507.4
Change in overdraft balances and other	6.6	—	1.9	—	8.5
Net intercompany financing activity	—	516.9	59.3	(576.2)	—
Net cash provided by (used in) financing activities	(302.0)	(360.4)	(189.8)	(207.0)	(1,059.2)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(99.2)	14.5	(83.3)	—	(168.0)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(15.1)	1.4	—	(13.7)
Balance at beginning of year	189.8	249.3	184.9	—	624.0
Balance at end of period	$90.6	$248.7	$103.0	$—	$442.3

20. Quarterly Financial Information (Unaudited)
The following summarizes selected quarterly financial information for 2015 and 2014.

2015	First	Second	Third	Fourth	Full Year
	(In millions, except per share data)
Sales	$1,003.2	$1,433.0	$1,454.3	$1,236.9	$5,127.4
Excise taxes	(303.2)	(427.3)	(436.9)	(392.5)	(1,559.9)
Net sales	700.0	1,005.7	1,017.4	844.4	3,567.5
Cost of goods sold	(454.8)	(579.9)	(585.9)	(542.9)	(2,163.5)
Gross profit	$245.2	$425.8	$431.5	$301.5	$1,404.0
Amounts attributable to Molson Coors Brewing Company:
Net income (loss) from continuing operations	$79.2	$229.3	$13.7	$33.4	$355.6
Income (loss) from discontinued operations, net of tax	1.9	(0.3)	2.9	(0.6)	3.9
Net income (loss) attributable to Molson Coors Brewing Company	$81.1	$229.0	$16.6	$32.8	$359.5
Basic net income (loss) attributable to Molson Coors Brewing Company per share(1):
From continuing operations	$0.43	$1.23	$0.07	$0.18	$1.92
From discontinued operations	0.01	—	0.02	—	0.02
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$0.44	$1.23	$0.09	$0.18	$1.94
Diluted net income (loss) attributable to Molson Coors Brewing Company per share(1):
From continuing operations	$0.42	$1.23	$0.07	$0.18	$1.91
From discontinued operations	0.01	—	0.02	—	0.02
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$0.43	$1.23	$0.09	$0.18	$1.93

2014	First	Second	Third	Fourth	Full Year
	(In millions, except per share data)
Sales	$1,178.3	$1,685.9	$1,650.0	$1,413.3	$5,927.5
Excise taxes	(362.3)	(497.4)	(482.0)	(439.5)	(1,781.2)
Net sales	816.0	1,188.5	1,168.0	973.8	4,146.3
Cost of goods sold	(523.2)	(683.3)	(666.6)	(620.2)	(2,493.3)
Gross profit	$292.8	$505.2	$501.4	$353.6	$1,653.0
Amounts attributable to Molson Coors Brewing Company:
Net income (loss) from continuing operations	$165.3	$290.7	$(35.7)	$93.2	$513.5
Income (loss) from discontinued operations, net of tax	(1.9)	0.2	1.3	0.9	0.5
Net income (loss) attributable to Molson Coors Brewing Company	$163.4	$290.9	$(34.4)	$94.1	$514.0
Basic net income (loss) attributable to Molson Coors Brewing Company per share(1):
From continuing operations	$0.90	$1.57	$(0.20)	$0.50	$2.78
From discontinued operations	(0.01)	—	0.01	—	—
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$0.89	$1.57	$(0.19)	$0.50	$2.78
Diluted net income (loss) attributable to Molson Coors Brewing Company per share(1):
From continuing operations	$0.89	$1.56	$(0.20)	$0.50	$2.76
From discontinued operations	(0.01)	—	0.01	—	—
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$0.88	$1.56	$(0.19)	$0.50	$2.76

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

21. Pending Acquisition
On November 11, 2015, Anheuser-Busch InBev SA/NV’s (“ABI”) announced it had entered into a definitive agreement to acquire SABMiller plc (“SABMiller”). The resulting transaction (“ABI/SABMiller transaction”) is currently expected to be finalized in the second half of 2016 subject to ABI and SABMiller shareholder approval and various global regulatory approvals. Concurrently, on November 11, 2015, we entered into a purchase agreement (the “Purchase Agreement”) with ABI to acquire, contingent upon the closing of the acquisition of SABMiller by ABI pursuant to the ABI/SABMiller transaction, all of SABMiller’s 58% economic interest and 50% voting interest in MillerCoors and all trademarks, contracts and other assets primarily related to the Miller brand portfolio outside of the U.S. and Puerto Rico for $12.0 billion in cash, subject to downward adjustment as described in the Purchase Agreement (the “Acquisition”). Following the closing of the pending Acquisition, the Company will own 100% of the outstanding equity and voting interests of MillerCoors. Further, as we plan to elect to treat the Acquisition as an asset acquisition for U.S. tax purposes, we expect to receive substantial cash tax benefits for the first 15 years after completion. The pending Acquisition is based on the terms and subject to the conditions set forth in the Purchase Agreement, as incorporated herein by reference as Exhibit 2.4 of Part IV Item 15. The pending Acquisition is expected to be financed through a combination of incremental debt and equity, along with cash on hand. Specifically, in connection with the pending Acquisition, on December 16, 2015, MCBC entered into a $9.3 billion, 364-day bridge loan agreement by and among the Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent. Additionally, on December 16, 2015, MCBC also entered into a $3.0 billion term loan agreement by and among the Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent. See Note 12, "Debt" for details regarding the financing entered into during 2015.
On February 3, 2016, we received proceeds of $2.5 billion, net of issuance and other fees from our January 26, 2016, equity offering of 29.9 million shares of our Class B common stock, inclusive of the underwriters' option to purchase additional shares, which reduced the commitment on our bridge loan to $6.8 billion, representing the amount MCBC expects to replace with permanent long-term financing between now and the consummation of the pending Acquisition. Related to this expected long-term financing, we entered into swaptions in January 2016 with a total notional of $855 million to hedge a portion of our anticipated long-term debt issuance. We intend to terminate and settle these swaptions upon maturity or immediately prior to the completion of the associated pending debt issuance in the event that occurs prior to maturity. Additionally, in order to maximize the yield on the cash received from the equity issuance, while maintaining liquidity, MCBC has strategically invested the proceeds in various fixed rate deposit and money market accounts with terms of three months or less.
At this time, we anticipate this acquisition will close in the second half of 2016, subject to necessary regulatory approvals and contingent on the successful closing of the ABI/SABMiller transaction.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
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
Our Chief Executive Officer and Interim Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework and criteria established in Internal Control—Integrated Framework (the "2013 Framework"), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in the report which appears in Part II—Item 8 Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
All of Molson Coors' directors and employees, including its Chief Executive Officer, Interim Chief Financial Officer, and other senior financial officers, are bound by Molson Coors' Code of Business Conduct, which complies with the requirements of the New York Stock Exchange and the SEC to ensure that the business of Molson Coors is conducted in a legal and ethical manner. The Code of Business Conduct covers all areas of professional conduct, including employment policies, conflicts of interest, fair dealing, and the protection of confidential information, as well as strict adherence to all laws and regulations applicable to the conduct of our business. A copy of the Code of Business Conduct is available on the Molson Coors website, www.molsoncoors.com. Molson Coors intends to disclose amendments to, or waivers from, certain provisions of the Code of Business Conduct for executive officers and directors on its website within four business days following the date of such amendment or waiver.
Stockholders and other interested parties may communicate directly with the Chairman of the Board, Chairman of the Audit Committee, the independent Directors as a group or the non-employee Directors as a group by writing to those individuals or the group at the following address: Molson Coors Brewing Company, c/o Corporate Secretary, 1801 California Street, Suite 4600, Denver, Colorado 80202. Correspondence received by the Corporate Secretary will be forwarded to the appropriate person or persons in accordance with the procedures adopted by a majority of the independent directors of the Board.
Additional information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our definitive proxy statement for our 2016 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2015.
ITEM 11.    EXECUTIVE COMPENSATION
Incorporated by reference to our definitive proxy statement for our 2016 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2015.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to our definitive proxy statement for our 2016 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2015.
Equity Compensation Plan Information
The following table summarizes information about the Molson Coors Brewing Company Incentive Compensation Plan (the "Incentive Compensation Plan") as of December 31, 2015. All outstanding awards shown in the table below relate to our Class B common stock.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders(1)	2,498,494	$49.49	6,790,099
Equity compensation plans not approved by security holders	—	N/A	—
Total	2,498,494	$49.49	6,790,099

(1)
Under the Incentive Compensation Plan, we may issue restricted stock units ("RSUs"), deferred stock units ("DSUs"), performance share units ("PSUs") and stock options. Amount in column A includes 730,009 RSUs and DSUs, 463,859 PSUs (assuming the target award is met) and 1,304,626 options, respectively, outstanding as of December 31, 2015. See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Share-Based Payments" of the Notes to

the Consolidated Financial Statements for further discussion. Outstanding RSUs, DSUs and PSUs do not have exercise prices and therefore have been disregarded for purposes of calculating the weighted-average exercise price.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to our definitive proxy statement for our 2016 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2015.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to our definitive proxy statement for our 2016 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2015.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits
The following are filed or incorporated by reference as a part of this Annual Report on Form 10-K:

(1)	Management's Report
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the three years ended December 31, 2015, December 31, 2014, and December 31, 2013
Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2015, December 31, 2014, and December 31, 2013
Consolidated Balance Sheets at December 31, 2015, and December 31, 2014
Consolidated Statements of Cash Flows for the three years ended December 31, 2015, December 31, 2014, and December 31, 2013
Consolidated Statements of Stockholders' Equity and Noncontrolling Interests for the three years ended December 31, 2015, December 31, 2014, and December 31, 2013
Notes to Consolidated Financial Statements

(2)	Schedule II—Valuation and Qualifying Accounts for the three years ended December 31, 2015, December 31, 2014, and December 31, 2013

(3)	Exhibit list

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
2.1	Agreement, dated as of April 3, 2012, by and among Molson Coors Brewing Company, Molson Coors Holdco - 2 Inc. and Starbev L.P.	8-K	2.1	April 3, 2012
2.2	Amendment and Novation Agreement, dated as of June 14, 2012, by and between Molson Coors Holdco 2 LLC, Molson Coors Netherlands B.V., Molson Coors Brewing Company, Starbev L.P. and the other individuals thereto.	8-K	10.4	June 18, 2012
2.3	Management Warranty Deed, dated as of April 3, 2012, by and among the management warrantors named therein, Starbev L.P. and Molson Coors Holdco - 2 Inc.	8-K	2.2	April 3, 2012
2.4	Purchase Agreement, dated as of November 11, 2015, by and between Anheuser-Busch InBev SA/NV and Molson Coors Brewing Company.	8-K	2.1	November 12, 2015
3.1.1	Restated Certificate of Incorporation of Molson Coors Brewing Company.	Schedule 14A	Annex G	December 9, 2004
3.1.2	Amendment No.1 to Restated Certificate of Incorporation of Molson Coors Brewing Company.	10-Q	3.1	August 6, 2013
3.2	Third Amended and Restated Bylaws of Molson Coors Brewing Company.	10-Q	3.1	August 4, 2009
4.1.1	Indenture, dated as of October 6, 2010, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	10.38.1	February 22, 2011

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
4.1.2	First Supplemental Indenture, dated as of October 6, 2010, to the Indenture dated October 6, 2010, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	10.38.2	February 22, 2011
4.1.3	Second Supplemental Indenture, dated as of December 25, 2010, to the Indenture dated October 6, 2010, among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.1.1	August 3, 2011
4.1.4	Third Supplemental Indenture, dated as of March 8, 2011, to the Indenture dated October 6, 2010, among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.1.2	August 3, 2011
4.1.5	Fourth Supplemental Indenture, dated as of November 11, 2011, to the Indenture dated October 6, 2010, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	4.7.5	February 27, 2012
4.1.6
Fifth Supplemental Indenture, dated as of May 3, 2012, to the Indenture dated October 6, 2010, among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.
					X
4.1.7	Sixth Supplemental Indenture, dated as of June 15, 2012, to the Indenture dated October 6, 2010, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.7	August 8, 2012
4.2.1	Indenture, dated as of May 3, 2012, by and among the Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.1	May 3, 2012
4.2.2	First Supplemental Indenture, dated as of May 3, 2012, to the Indenture dated May 3, 2012, by and among the Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.2	May 3, 2012
4.2.3	Second Supplemental Indenture, dated as of June 15, 2012, to the Indenture dated May 3, 2012, by and among the Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.8	August 8, 2012
4.3	Registration Rights Agreement, dated as of February 9, 2005, among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969.	8-K	99.2	February 15, 2005
4.4.1	Indenture, dated as of September 18, 2015, among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.1	September 18, 2015
4.4.2	First Supplemental Indenture, dated as of September 18, 2015, among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.2	September 18, 2015
4.4.3	Second Supplemental Indenture, dated as of September 18, 2015, among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.3	September 18, 2015

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.1	*	Amended and Restated Directors' Stock Plan effective May 31, 2012.	10-Q	10.7	August 8, 2012
10.2.1	*	Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.1	August 6, 2015
10.2.2	*	Form of Performance Share Grant Agreement granted pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.4	August 4, 2006
10.2.3	*	Form of Restricted Stock Unit Agreement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.5	August 4, 2006
10.2.4	*	Form of Employee RSU Award Statement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.3	November 7, 2008
10.2.5	*	Form of Performance Share Plan Award Statement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.4	November 7, 2008
10.2.6	*	Form of Directors RSU Award Statement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.6	November 7, 2008
10.2.7	*	Form of Stock Option pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.	10-K	10.7.8	February 12, 2015
10.3	*	Form of Executive Continuity and Protection Program Letter Agreement.	10-Q	10.7	May 11, 2005
10.4	*	Molson Coors Brewing Company Amended and Restated Change in Control Protection Program effective January 1, 2008.	10-Q	10.8	August 8, 2012
10.5	*	Employment Letter between Molson Coors Canada and Stewart Glendinning as President and Chief Executive Officer of Molson Coors Canada.	10-K	10.23	February 14, 2014
10.6.1	*	Employment Agreement between Molson Coors Brewing Company and Peter H. Coors dated January 1, 2009.	10-Q	10.2	May 6, 2009
10.6.2	*	First Amendment to Employment Agreement of Peter H. Coors.	10-K	10.24.2	February 14, 2014
10.7	*	Letter Agreement between Coors Brewing Company, Molson Coors Brewing Company and Peter H. Coors amending (1) the Amended Salary Continuation Agreement between Coors Brewing Company and Peter H. Coors dated July 1, 1991 (as subsequently amended), and (2) the Molson Coors Brewing Excess Benefit Plan, as restated effective June 30, 2008 (as subsequently amended), effective January 1, 2009.	10-Q	10.1	May 6, 2009
10.8.1	*	Employment Letter between Molson Coors Brewing Company and Gavin Hattersley dated May 10, 2012.	10-Q	10.13	August 8, 2012
10.8.2	*	Interim CEO employment letter between Molson Coors Brewing Company and Gavin Hattersley, dated May 6, 2015.	10-Q	10.2	August 6, 2015
10.9.1		Credit Agreement, dated as of June 18, 2014, by and among Molson Coors Brewing Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc. and Molson Coors International LP, the Lenders party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and an Issuing Bank, Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent, and Bank of America, N.A., as an Issuing Bank.	10-Q	10.2	August 6, 2014

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.9.2		First Amendment, dated as of December 16, 2015, to that certain Credit Agreement, dated as of June 18, 2014, by and among Molson Coors Brewing Company, Molson Coors International LP, Molson Canada 2005, Molson Coors Canada Inc. and Molson Coors Brewing Company (UK) Limited, the lenders party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent.	8-K	10.3	December 17, 2015
10.10
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
			10-Q	10.3	August 6, 2014
10.11.1	***	Joint Venture Agreement, dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC.	8-K	10.1	December 21, 2007
10.11.2		Amendment No. 1 to Joint Venture Agreement dated as of April 4, 2008, to the Joint Venture Agreement dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC.	10-Q	10.1	August 6, 2008
10.11.3	***	Amendment No. 2 to Joint Venture Agreement dated as of April 4, 2008, to the Joint Venture Agreement dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC.	10-Q	10.2	August 6, 2008
10.11.4	***	Amendment No. 3 to Joint Venture Agreement dated as of July 1, 2008, to the Joint Venture Agreement dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC.	10-Q	10.3	August 6, 2008
10.12	***	Amended and Restated Operating Agreement of MillerCoors LLC, dated as of July 1, 2008.	8-K	10.1	July 2, 2008
10.13		Form of Commercial Paper Dealer Agreement.	8-K	10.1	March 20, 2013
10.14	*	Executive Employment Agreement between Molson Coors Brewing Company and Mark R. Hunter, dated as of November 13, 2014.	8-K	10.1	November 18, 2014
10.15		Variation Agreement dated November 12, 2013 by and among Molson Coors Brewing Company and Grupo Modelo SAB de C.V. and certain of their respective affiliates.	10-K	10.44	February 14, 2014
10.16	*	Employment letter between Molson Coors Brewing Company and Krishnan Anand, dated as of November 2, 2009.	10-Q	10.1	May 7, 2015
10.17.1	*	Directors Service Agreement between Molson Coors Brewing Company (UK) Ltd. (f/k/a Coors Brewers Ltd.) and David A. Heede, dated March 17, 2008.				X
10.17.2	*	Secondment Letter between Molson Coors Brewing Company (UK) Ltd. and David A. Heede, dated September 24, 2013.				X

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.17.3	*	Addendum to Secondment Letter between Molson Coors Brewing Company (UK) Ltd. and David A. Heede, dated April 1, 2014.				X
10.17.4	*	Assignment Letter between Molson Coors Brewing Company and David A. Heede, dated November 10, 2015.				X
10.18		364-Day Bridge Loan Agreement, dated as of December 16, 2015, by and among Molson Coors Brewing Company, the lenders party thereto and Citibank, N.A., as Administrative Agent.	8-K	10.1	December 17, 2015
10.19		Term Loan Agreement, dated as of December 16, 2015, by and among Molson Coors Brewing Company, the lenders party thereto and Citibank, N.A., as Administrative Agent.	8-K	10.2	December 17, 2015
21		Subsidiaries of the Registrant.				X
23.1		Consent of Independent Registered Public Accounting Firm.				X
23.2		Consent of Independent Registered Public Accounting Firm.				X
31.1		Section 302 Certification of Chief Executive Officer.				X
31.2		Section 302 Certification of Chief Financial Officer.				X
32		Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).				X
99		Audited Consolidated Financial Statements of MillerCoors LLC and Subsidiaries.				X
101.INS	**	XBRL Instance Document				X
101.SCH	**	XBRL Taxonomy Extension Schema Document				X
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document				X
* Represents a management contract or compensatory plan or arrangement.
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, (iii) the Consolidated Balance Sheets at December 31, 2015, and December 31, 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, (v) the Consolidated Statements of Stockholders' Equity and Noncontrolling Interests for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, (vi) the Notes to Consolidated Financial Statements, and (vii) document and entity information.

*** Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We hereby undertake to supplementally provide copies of any omitted schedules to the Securities and Exchange Commission upon request.

(b)	Exhibits
The exhibits at Item 15(a)(3) above are filed or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.

(c)	Other Financial Statement Schedules

SCHEDULE II
MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Foreign exchange impact	Balance at end of year
Allowance for doubtful accounts—trade accounts receivable
Year ended:
December 31, 2015	$11.5	$2.2	$(4.0)	$(1.0)	$8.7
December 31, 2014	$13.6	$3.3	$(4.1)	$(1.3)	$11.5
December 31, 2013	$13.4	$7.6	$(7.5)	$0.1	$13.6
Allowance for doubtful accounts—current trade loans
Year ended:
December 31, 2015	$0.8	$0.9	$(0.7)	$(0.2)	$0.8
December 31, 2014	$1.1	$0.6	$(0.9)	$—	$0.8
December 31, 2013	$1.6	$0.6	$(1.1)	$—	$1.1
Allowance for doubtful accounts—long-term trade loans
Year ended:
December 31, 2015	$1.6	$1.3	$(0.9)	$(0.1)	$1.9
December 31, 2014	$2.8	$1.1	$(2.2)	$(0.1)	$1.6
December 31, 2013	$4.0	$1.4	$(2.6)	$—	$2.8
Allowance for obsolete supplies and inventory
Year ended:
December 31, 2015	$8.0	$4.1	$(2.6)	$(1.0)	$8.5
December 31, 2014	$6.8	$6.5	$(4.7)	$(0.6)	$8.0
December 31, 2013	$7.2	$9.3	$(9.8)	$0.1	$6.8
Deferred tax valuation account(2)
Year ended:
December 31, 2015	$105.4	$737.7	$(8.2)	$(10.0)	$824.9
December 31, 2014	$107.0	$22.7	$(15.6)	$(8.7)	$105.4
December 31, 2013	$166.7	$31.8	$(91.2)	$(0.3)	$107.0

(1)
Amounts related to write-offs of uncollectible accounts, claims or obsolete inventories and supplies. Amounts related to the deferred tax asset valuation allowance are primarily due to the utilization of capital loss and operating loss carryforwards and re-evaluations of deferred tax assets.

(2)
See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Income Tax" of the Notes to the Consolidated Financial Statements for discussion regarding the significant increase in the deferred tax valuation account in 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MOLSON COORS BREWING COMPANY

By	/s/ MARK R. HUNTER	President and Chief Executive Officer (Principal Executive Officer)
Mark R. Hunter
February 11, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ MARK R. HUNTER	President and Chief Executive Officer (Principal Executive Officer)
Mark R. Hunter
By	/s/ DAVID A. HEEDE	Interim Chief Financial Officer (Principal Financial Officer)
David A. Heede
By	/s/ BRIAN C. TABOLT	Controller (Chief Accounting Officer)
Brian C. Tabolt
By	/s/ GEOFFREY E. MOLSON	Chairman
Geoffrey E. Molson
By	/s/ PETER H. COORS	Vice Chairman
Peter H. Coors
By	/s/ PETER J. COORS	Director
Peter J. Coors
By	/s/ ROGER G. EATON	Director
Roger G. Eaton
By	/s/ MARY LYNN FERGUSON-MCHUGH	Director
Mary Lynn Ferguson-McHugh
By	/s/ BRIAN D. GOLDNER	Director
Brian D. Goldner
By	/s/ CHARLES M. HERINGTON	Director
Charles M. Herington
By	/s/ FRANKLIN W. HOBBS	Director
Franklin W. Hobbs
By	/s/ ANDREW T. MOLSON	Director
Andrew T. Molson
By	/s/ IAIN J. G. NAPIER	Director
Iain J. G. Napier
By	/s/ H. SANFORD RILEY	Director
H. Sanford Riley
By	/s/ DOUGLAS D. TOUGH	Director
Douglas D. Tough
By	/s/ LOUIS VACHON	Director
Louis Vachon

February 11, 2016