Form 10-Q
period 2016-03-31
MOLSON COORS BREWING CO
filed 2016-05-03
CIK 24545

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______ .
Commission File Number: 1-14829
Molson Coors Brewing Company
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	84-0178360 (I.R.S. Employer Identification No.)
1801 California Street, Suite 4600, Denver, Colorado, USA 1555 Notre Dame Street East, Montréal, Québec, Canada (Address of principal executive offices)	80202 H2L 2R5 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 28, 2016:
Class A Common Stock— 2,562,594 shares
Class B Common Stock—193,805,906 shares
Exchangeable shares:
As of April 28, 2016, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares—2,888,691 shares
Class B Exchangeable shares—15,427,629 shares
The Class A exchangeable shares and Class B exchangeable shares are shares of the share capital in Molson Coors Canada Inc., a wholly-owned subsidiary of the registrant. They are publicly traded on the Toronto Stock Exchange under the symbols TPX.A and TPX.B, respectively. These shares are intended to provide substantially the same economic and voting rights as the corresponding class of Molson Coors common stock in which they may be exchanged. In addition to the registered Class A common stock and the Class B common stock, the registrant has also issued and outstanding one share each of a Special Class A voting stock and Special Class B voting stock. The Special Class A voting stock and the Special Class B voting stock provide the mechanism for holders of Class A exchangeable shares and Class B exchangeable shares to be provided instructions to vote with the holders of the Class A common stock and the Class B common stock, respectively. The holders of the Special Class A voting stock and Special Class B voting stock are entitled to one vote for each outstanding Class A exchangeable share and Class B exchangeable share, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The Special Class A voting stock and Special Class B voting stock are subject to a voting trust arrangement. The trustee which holds the Special Class A voting stock and the Special Class B voting stock is required to cast a number of votes equal to the number of then-outstanding Class A exchangeable shares and Class B exchangeable shares, respectively, but will only cast a number of votes equal to the number of Class A exchangeable shares and Class B exchangeable shares as to which it has received voting instructions from the owners of record of those Class A exchangeable shares and Class B exchangeable shares, other than the registrant or its subsidiaries, respectively, on the record date, and will cast the votes in accordance with such instructions so received.

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under the heading "Outlook for 2016" therein, relating to overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, anticipated results, anticipated synergies, expectations for funding future capital expenditures and operations, debt service capabilities, shipment levels and profitability, market share and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies," and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to those described under the heading "Risk Factors," elsewhere throughout this report, and those described from time to time in our past and future reports filed with the Securities and Exchange Commission ("SEC"), including in our Annual Report on Form 10-K for the year ended December 31, 2015. Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31, 2016	March 31, 2015
Sales	$950.8	$1,003.2
Excise taxes	(293.6)	(303.2)
Net sales	657.2	700.0
Cost of goods sold	(414.0)	(454.8)
Gross profit	243.2	245.2
Marketing, general and administrative expenses	(250.9)	(240.6)
Special items, net	108.6	(8.6)
Equity income in MillerCoors	142.4	129.3
Operating income (loss)	243.3	125.3
Interest income (expense), net	(47.3)	(29.2)
Other income (expense), net	(15.3)	(2.6)
Income (loss) from continuing operations before income taxes	180.7	93.5
Income tax benefit (expense)	(20.6)	(12.8)
Net income (loss) from continuing operations	160.1	80.7
Income (loss) from discontinued operations, net of tax	(0.5)	1.9
Net income (loss) including noncontrolling interests	159.6	82.6
Net (income) loss attributable to noncontrolling interests	(0.8)	(1.5)
Net income (loss) attributable to Molson Coors Brewing Company	$158.8	$81.1
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.78	$0.43
From discontinued operations	—	0.01
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$0.78	$0.44
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.78	$0.42
From discontinued operations	—	0.01
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$0.78	$0.43
Weighted-average shares—basic	203.6	185.8
Weighted-average shares—diluted	204.8	186.9
Amounts attributable to Molson Coors Brewing Company
Net income (loss) from continuing operations	$159.3	$79.2
Income (loss) from discontinued operations, net of tax	(0.5)	1.9
Net income (loss) attributable to Molson Coors Brewing Company	$158.8	$81.1
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31, 2016	March 31, 2015
Net income (loss) including noncontrolling interests	$159.6	$82.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	266.9	(664.3)
Unrealized gain (loss) on derivative instruments	(19.7)	18.9
Reclassification of derivative (gain) loss to income	(2.4)	(1.4)
Pension and other postretirement benefit adjustments	—	(1.8)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	7.0	9.0
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	4.8	2.2
Total other comprehensive income (loss), net of tax	256.6	(637.4)
Comprehensive income (loss)	416.2	(554.8)
Comprehensive (income) loss attributable to noncontrolling interests	(0.4)	(1.5)
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$415.8	$(556.3)
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT PAR VALUE) (UNAUDITED)

	As of
	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$2,602.9	$430.9
Accounts receivable, net	456.5	424.7
Other receivables, net	316.4	101.2
Inventories:
Finished	183.2	139.1
In process	17.1	13.0
Raw materials	14.9	18.6
Packaging materials	15.2	8.6
Total inventories	230.4	179.3
Other current assets, net	156.6	122.7
Total current assets	3,762.8	1,258.8
Properties, net	1,588.7	1,590.8
Goodwill	2,028.9	1,983.3
Other intangibles, net	4,984.9	4,745.7
Investment in MillerCoors	2,580.9	2,441.0
Deferred tax assets	23.1	20.2
Notes receivable, net	18.5	19.9
Other assets	222.5	216.6
Total assets	$15,210.3	$12,276.3
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$1,153.9	$1,184.4
Current portion of long-term debt and short-term borrowings	63.5	28.7
Discontinued operations	4.5	4.1
Total current liabilities	1,221.9	1,217.2
Long-term debt	2,973.4	2,908.7
Pension and postretirement benefits	208.9	201.9
Deferred tax liabilities	796.1	799.8
Unrecognized tax benefits	12.4	8.4
Other liabilities	66.9	66.9
Discontinued operations	11.4	10.3
Total liabilities	5,291.0	5,213.2
Commitments and contingencies (Note 15)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value per share (authorized: 500.0 shares; issued: 203.3 shares and 172.5 shares, respectively)	2.0	1.7
Class A exchangeable shares, no par value (issued and outstanding: 2.9 shares and 2.9 shares, respectively)	108.2	108.2
Class B exchangeable shares, no par value (issued and outstanding: 15.4 shares and 16.0 shares, respectively)	581.4	603.0
Paid-in capital	6,550.0	4,000.4
Retained earnings	4,566.5	4,496.0
Accumulated other comprehensive income (loss)	(1,437.9)	(1,694.9)
Class B common stock held in treasury at cost (9.5 shares and 9.5 shares, respectively)	(471.4)	(471.4)
Total Molson Coors Brewing Company stockholders' equity	9,898.8	7,043.0
Noncontrolling interests	20.5	20.1
Total equity	9,919.3	7,063.1
Total liabilities and equity	$15,210.3	$12,276.3
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$159.6	$82.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67.5	77.5
Amortization of debt issuance costs and discounts	16.7	1.4
Share-based compensation	6.1	3.2
(Gain) loss on sale or impairment of properties and other assets, net	(110.1)	(0.7)
Equity income in MillerCoors	(142.4)	(129.3)
Distributions from MillerCoors	142.4	129.3
Equity in net (income) loss of other unconsolidated affiliates	6.5	(1.4)
Excess tax benefits from share-based compensation	(3.9)	(6.1)
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	(4.0)	1.4
Income tax (benefit) expense	20.6	12.8
Income tax (paid) received	(88.8)	(34.1)
Interest expense, excluding interest amortization	50.4	47.8
Interest paid	(46.9)	(17.9)
Pension expense	2.0	3.1
Pension contributions paid	(6.7)	(233.9)
Change in current assets and liabilities (net of impact of business combinations) and other	(162.9)	(136.4)
(Gain) loss from discontinued operations	0.5	(1.9)
Net cash provided by (used in) operating activities	(93.4)	(202.6)
Cash flows from investing activities:
Additions to properties	(71.1)	(73.7)
Proceeds from sales of properties and other assets	2.4	3.0
Acquisition of businesses, net of cash acquired	—	(6.3)
Investment in MillerCoors	(413.7)	(417.9)
Return of capital from MillerCoors	283.4	310.4
Other	(6.5)	(8.7)
Net cash used in investing activities	(205.5)	(193.2)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,526.4	—
Exercise of stock options under equity compensation plans	4.2	24.8
Excess tax benefits from share-based compensation	3.9	6.1
Dividends paid	(88.3)	(76.2)
Debt issuance costs	(14.2)	—
Payments on debt and borrowings	(10.3)	(7.1)
Proceeds on debt and borrowings	20.9	16.6
Net proceeds from (payments on) revolving credit facilities and commercial paper	2.5	157.8
Change in overdraft balances and other	18.5	1.3
Net cash provided by (used in) financing activities	2,463.6	123.3
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	2,164.7	(272.5)
Effect of foreign exchange rate changes on cash and cash equivalents	7.3	(34.5)
Balance at beginning of year	430.9	624.6
Balance at end of period	$2,602.9	$317.6
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
These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 ("Annual Report"), and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements ("Notes") included in our Annual Report. Our accounting policies did not change in the first quarter of 2016.
The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results that may be achieved for the full fiscal year.
2. New Accounting Pronouncements
New Accounting Pronouncements Not Yet Adopted
In March 2016, the Financial Accounting Standards Board ("FASB") issued authoritative guidance intended to simplify and improve several aspects of the accounting for share-based payment transactions. The new guidance includes amendments to share-based accounting for income taxes, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified in the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance.
In February 2016, the FASB issued authoritative guidance intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The guidance should be applied under a modified retrospective transition approach for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. Any leases that expire before the initial application date will not require any accounting adjustment. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance.
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

In May 2014, the FASB issued authoritative guidance related to new accounting requirements for the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. In March 2016, the FASB issued guidance intended to provide interpretive clarifications related to the principal versus agent considerations in the new revenue recognition standard. This guidance clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued further amendments intended to reduce the cost and complexity surrounding identifying performance obligations and to improve the operability and understandability of the licensing implementation guidance. The new standard and related amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that annual reporting period. Upon adoption of the new standard, the use of either a full retrospective or cumulative effect transition method is permitted. We have not yet selected a transition method and are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance.
Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our condensed consolidated financial statements.
3. Segment Reporting
Our reporting segments are based on the key geographic regions in which we operate, which are the basis on which our chief operating decision maker evaluates the performance of the business. Our reporting segments consist of Canada, the U.S., Europe and MCI. Corporate is not a segment and primarily includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. No single customer accounted for more than 10% of our consolidated sales for the three months ended March 31, 2016, and March 31, 2015, respectively. Net sales represent sales to third-party external customers. Inter-segment transactions impacting sales revenues and income (loss) from continuing operations before income taxes are insignificant (other than those with MillerCoors, see Note 4, "Investments" for additional detail) and eliminated in consolidation.
The following table presents net sales by segment:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(In millions)
Canada	$268.0	$313.5
Europe	358.7	357.9
MCI	31.0	29.1
Corporate	0.4	0.4
Eliminations(1)	(0.9)	(0.9)
Consolidated	$657.2	$700.0

(1)	Represents inter-segment sales from the Europe segment to the MCI segment.
The following table presents income (loss) from continuing operations before income taxes by segment:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(In millions)
Canada	$146.6	$30.9
U.S.	142.4	129.3
Europe	(1.2)	(4.1)
MCI	(2.3)	(5.4)
Corporate	(104.8)	(57.2)
Consolidated	$180.7	$93.5
Income (loss) from continuing operations before income taxes includes the impact of special items. Refer to Note 6, "Special Items" for further discussion.

The following table presents total assets by segment:

	As of
	March 31, 2016	December 31, 2015
	(In millions)
Canada	$4,909.1	$4,560.6
U.S.	2,580.9	2,441.0
Europe	4,891.1	4,807.5
MCI	143.4	133.7
Corporate(1)	2,685.8	333.5
Consolidated	$15,210.3	$12,276.3

(1)
On February 3, 2016, we received proceeds of $2.5 billion, net of issuance costs from our January 26, 2016, equity offering of 29.9 million shares of our Class B common stock. See Note 16, "Pending Acquisition" for further discussion.

4. Investments
Our investments include both equity method and consolidated investments. Those entities identified as variable interest entities ("VIEs") have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, consolidate these entities. None of our consolidated VIEs held debt as of March 31, 2016, or December 31, 2015. We have not provided any financial support to any of our VIEs during the year that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change, and we continually evaluate circumstances that could require consolidation or deconsolidation. As of March 31, 2016, and December 31, 2015, our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K.") and Grolsch U.K. Ltd. ("Grolsch"). Our unconsolidated VIEs are Brewers Retail Inc. ("BRI") and Brewers' Distributor Ltd. ("BDL").
In June 2015, our equity method investment, BRI, entered into a Canadian Dollar ("CAD") 150 million revolving credit facility with Canadian Imperial Bank of Commerce (“CIBC”), maturing one year after issuance, with one-year renewal options subject to approval by CIBC. In conjunction with the issuance of the revolving credit facility, we and two additional shareholders of BRI were each required to guarantee BRI’s obligations under the facility, with our proportionate share of the guarantee totaling 45.9%. As a result of this guarantee, we have a current liability of $30.4 million and $16.9 million as of March 31, 2016, and December 31, 2015, respectively. The carrying value of the guarantee equals its fair value, which considers an adjustment for our own non-performance risk and is considered a Level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our equity method investment balance. The guarantee liability was calculated based on our proportionate 45.9% share of BRI’s total revolving credit facility outstanding balance at March 31, 2016. The resulting change in equity investment balance during the year due to movements in the guarantee represents a non-cash investing activity.
In 2015, we, along with the other owners of BRI and the Province of Ontario, agreed to revise the ownership structure of BRI. The new BRI shareholder agreement (“New Shareholder Agreement”) incorporating these changes became effective at the beginning of 2016, at which time BRI converted all existing capital stock into a new share class, as well as created a separate share class to facilitate new and existing brewer participation and governance. While governance and board of director participation continues to have the ability to fluctuate based on market share relative to the other owners, our equity interest has become fixed under the New Shareholder Agreement. We have evaluated the changes within the New Shareholder Agreement from a primary beneficiary perspective and concluded that we will continue to account for BRI as an equity method investment as control of BRI continues to be shared under the New Shareholder Agreement.
Equity Investments
Investment in MillerCoors
As discussed in Note 16, "Pending Acquisition", on November 11, 2015, we entered into a purchase agreement to acquire all of SABMiller’s 58% economic interest and 50% voting interest in MillerCoors and all trademarks, contracts and other assets primarily related to the Miller brand portfolio outside of the U.S. and Puerto Rico as described in the Purchase Agreement (the

"Acquisition"). Following the closing of the pending Acquisition, the Company will own 100% of the outstanding equity and voting interests of MillerCoors. See further details regarding the pending Acquisition in Note 16, "Pending Acquisition".
Summarized financial information for MillerCoors is as follows:
Condensed Balance Sheets

	As of
	March 31, 2016	December 31, 2015
	(In millions)
Current assets	$951.0	$800.5
Non-current assets	9,044.3	9,099.5
Total assets	$9,995.3	$9,900.0
Current liabilities	$1,002.8	$1,180.1
Non-current liabilities	1,346.7	1,407.0
Total liabilities	2,349.5	2,587.1
Noncontrolling interests	22.4	20.1
Owners' equity	7,623.4	7,292.8
Total liabilities and equity	$9,995.3	$9,900.0
The following represents our proportionate share in MillerCoors' equity and reconciliation to our investment in MillerCoors:

	As of
	March 31, 2016	December 31, 2015
	(In millions, except percentages)
MillerCoors owners' equity	$7,623.4	$7,292.8
MCBC economic interest	42%	42%
MCBC proportionate share in MillerCoors equity	3,201.8	3,063.0
Difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(1)	(655.9)	(657.0)
Accounting policy elections	35.0	35.0
Investment in MillerCoors	$2,580.9	$2,441.0

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

Results of Operations

	Three Months Ended
	March 31, 2016	March 31, 2015
	(In millions)
Net sales	$1,816.1	$1,774.6
Cost of goods sold	(1,033.0)	(1,076.2)
Gross profit	$783.1	$698.4
Operating income(1)	$336.5	$309.3
Net income attributable to MillerCoors(1)	$335.3	$304.6

(1)
Results for the three months ended March 31, 2016, include special charges related to the planned closure of the Eden, North Carolina, brewery, including $35.9 million of accelerated depreciation in excess of normal depreciation associated with the brewery, and $1.0 million of other charges.

The following represents our proportionate share in net income attributable to MillerCoors reported under the equity method of accounting:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(In millions, except percentages)
Net income attributable to MillerCoors	$335.3	$304.6
MCBC economic interest	42%	42%
MCBC proportionate share of MillerCoors net income	140.8	127.9
Amortization of the difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors	1.1	1.1
Share-based compensation adjustment(1)	0.5	0.3
Equity income in MillerCoors	$142.4	$129.3

(1)
The net adjustment is to eliminate all share-based compensation impacts related to pre-existing SABMiller plc equity awards held by former Miller employees employed by MillerCoors, as well as to add back all share-based compensation impacts related to pre-existing MCBC equity awards held by former MCBC employees who transferred to MillerCoors.

The following table summarizes our transactions with MillerCoors:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(In millions)
Beer sales to MillerCoors	$2.0	$2.8
Beer purchases from MillerCoors	$9.9	$9.1
Service agreement costs and other charges to MillerCoors	$0.7	$0.6
Service agreement costs and other charges from MillerCoors	$0.1	$0.4
As of March 31, 2016, and December 31, 2015, we had $8.3 million and $7.6 million of net payables due to MillerCoors, respectively.
Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	March 31, 2016		December 31, 2015
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Grolsch	$7.8	$3.8	$6.9	$3.3
Cobra U.K.	$33.6	$0.5	$30.2	$0.9

5. Share-Based Payments
We continue to have only one incentive compensation plan, the MCBC Incentive Compensation Plan (the "Incentive Compensation Plan"), as of March 31, 2016, and all outstanding awards fall under the Incentive Compensation Plan. During the three months ended March 31, 2016, and March 31, 2015, we recognized share-based compensation expense related to the following Class B common stock awards to certain directors, officers and other eligible employees, pursuant to the Incentive Compensation Plan: restricted stock units ("RSUs"), deferred stock units ("DSUs"), performance share units ("PSUs") and stock options. Additionally, we recognized share-based compensation expense related to performance units ("PUs") during the three months ended March 31, 2015. These awards fully vested in the first quarter of 2015 and no further PU's have since been issued. The settlement amount of the PSUs is determined based on market and performance metrics, which include our total shareholder return performance relative to the S&P 500 and specified internal performance metrics designed to drive greater shareholder return. PSU compensation expense is based on a fair value assigned to the market metric using a Monte Carlo model, which will remain constant throughout the vesting period of three years, and a performance multiplier, which will vary due to changing estimates of the performance metric condition.
The following table summarizes share-based compensation expense and includes share-based compensation related to pre-existing MCBC equity awards held by former MCBC employees that have transferred to MillerCoors:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(In millions)
Pretax compensation expense	$6.7	$3.2
Tax benefit	(1.9)	(0.8)
After-tax compensation expense	$4.8	$2.4
The increase in expense in the first quarter of 2016 was primarily driven by performance metrics increasing the fair value of our PSUs.
As of March 31, 2016, there was $48.0 million of total unrecognized compensation expense from all share-based compensation arrangements granted under the Incentive Compensation Plan, related to unvested awards. This compensation expense is expected to be recognized over a weighted-average period of 2.2 years.
The following table represents non-vested RSUs, DSUs and PSUs as of March 31, 2016, and the activity during the three months ended March 31, 2016:

	RSUs and DSUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 31, 2015	0.6	$56.23	0.5	$57.01
Granted	0.1	$85.65	0.1	$90.49
Vested	(0.2)	$41.58	(0.2)	$43.10
Forfeited	—	$—	—	$—
Non-vested as of March 31, 2016	0.5	$67.83	0.4	$72.57
The weighted-average fair value per unit for the non-vested PSUs is $98.80 as of March 31, 2016.
The following table represents the summary of stock options and stock-only stock appreciation rights ("SOSARs") outstanding as of March 31, 2016, and the activity during the three months ended March 31, 2016:

	Shares outstanding	Weighted-average exercise price per share	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2015	1.3	$49.49	4.8	$58.0
Granted	0.1	$90.38
Exercised	(0.2)	$44.35
Forfeited	—	$—
Outstanding as of March 31, 2016	1.2	$54.20	5.3	$52.4
Exercisable at March 31, 2016	1.0	$47.90	4.4	$48.7
The total intrinsic values of stock options exercised during the three months ended March 31, 2016, and March 31, 2015, were $7.7 million and $19.9 million, respectively. During the three months ended March 31, 2016, and March 31, 2015, cash received from stock option exercises was $4.2 million and $24.8 million, respectively, and the total excess tax benefit from these stock option exercises and other awards was $3.9 million and $6.1 million, respectively.

The fair value of each option granted in the first quarter of 2016 and 2015 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2016	March 31, 2015
Risk-free interest rate	1.40%	1.70%
Dividend yield	1.81%	2.20%
Volatility range	23.16%-24.64%	21.65%-29.90%
Weighted-average volatility	23.53%	23.71%
Expected term (years)	5.2	5.7
Weighted-average fair market value	$16.65	$13.98
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
The fair value of the market metric for each PSU granted in the first quarter of 2016 and 2015 was determined on the date of grant using a Monte Carlo model to simulate total shareholder return for MCBC and peer companies with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2016	March 31, 2015
Risk-free interest rate	1.04%	1.06%
Dividend yield	1.81%	2.20%
Volatility range	14.10%-77.11%	12.73%-62.28%
Weighted-average volatility	23.68%	21.53%
Expected term (years)	2.8	2.8
Weighted-average fair market value	$90.49	$74.42
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
As of March 31, 2016, there were 6.5 million shares of the Company's Class B common stock available for issuance as awards under the Incentive Compensation Plan.

6. Special Items
We have incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these charges (benefits) as special items. The table below summarizes special items recorded by segment:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(In millions)
Employee-related restructuring charges
Europe	$(1.6)	$(1.2)
Impairments or asset abandonment charges
Canada - Asset abandonment(1)	1.1	—
Europe - Asset abandonment(2)	2.3	11.8
Unusual or infrequent items
Europe - Flood loss (insurance reimbursement), net	—	(2.0)
Other (gains) losses
Canada - Gain on sale of asset(1)	(110.4)	—
Total Special items, net	$(108.6)	$8.6

(1)
As a result of the ongoing strategic review of our Canadian supply chain network, in October 2015, we entered into an agreement to sell our Vancouver brewery for CAD 185.0 million, with the intent to use the proceeds from the sale to help fund the construction of an efficient and flexible brewery in British Columbia. The sale was fully completed on March 31, 2016, resulting in a $110.4 million gain, which was recorded as a special item in the first quarter. The net cash proceeds, which remained in trust following the completion of the sale, were received on April 1, 2016. Accordingly, other receivables, net on the unaudited condensed consolidated balance sheet as of March 31, 2016, includes CAD 183.1 million ($140.8 million) of net proceeds from the sale of the brewery. This amount represents a non-cash investing activity on the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2016.

Further, in conjunction with the sale, we agreed to leaseback the existing property to continue operations on an uninterrupted basis, while the new brewery is being constructed, for a cost of approximately CAD 5 million per annum. During the first quarter of 2016, we also incurred accelerated depreciation charges in excess of normal depreciation of $1.1 million related to equipment that continues to be owned by the Company and utilized during the leaseback period to support ongoing operations. We currently plan to dispose of this equipment following the brewery closure. We expect to incur additional special charges, including estimated accelerated depreciation charges of approximately CAD 18 million, through final closure of the brewery, which is currently anticipated to occur at the end of 2018.
We have evaluated this transaction pursuant to the accounting guidance for sale-leaseback transactions, and concluded that the relevant criteria had been met for full gain recognition.

(2)
As part of our continued strategic review of our European supply chain network, in the first quarter of 2016 we incurred $2.3 million of charges associated with the closure of our Burton South, Plovdiv and Alton breweries, of which $1.9 million represents accelerated depreciation charges in excess of our normal depreciation. During the first quarter of 2015, we incurred $11.8 million of accelerated depreciation in excess of our normal depreciation associated with the Alton brewery.

We expect to incur additional future accelerated depreciation in excess of our normal depreciation of approximately GBP 8 million related to the Burton South brewery through the third quarter of 2017. We do not expect to incur future accelerated depreciation on the Alton and Plovdiv breweries. We may recognize other charges or benefits related to these brewery closures, which cannot currently be estimated and will be recorded within special items.
Restructuring Activities
We have continued our ongoing assessment of our supply chain strategies across our segments in order to align with our cost saving objectives. As part of this strategic review, which began in 2014, we have started closing certain breweries including the Alton and Plovdiv breweries and the planned closures of the Vancouver and Burton South breweries. As a result of these restructuring activities, we have reduced employment levels by approximately 369 employees, of which approximately 297 and 72 relate to 2015 and 2014 restructuring programs, respectively. Consequently, we recognized severance and other employee related charges, which we have recorded as special items within our unaudited condensed consolidated statements of operations. We will continue to evaluate our supply chain network and seek opportunities for further efficiencies and cost savings, and we therefore may incur additional restructuring related charges in the future.
The accrued restructuring balances represent expected future cash payments required to satisfy the remaining severance obligations to terminated employees, the majority of which we expect to be paid in the next 12 to 33 months. The table below summarizes the activity in the restructuring accruals by segment:

	Canada	Europe	MCI	Corporate	Total
	(In millions)
Total at December 31, 2015	$2.3	$5.6	$1.3	$—	$9.2
Charges incurred	—	—	—	—	—
Payments made	(0.1)	(0.3)	(1.3)	—	(1.7)
Changes in estimates	—	(1.6)	—	—	(1.6)
Foreign currency and other adjustments	0.1	(0.1)	—	—	—
Total at March 31, 2016	$2.3	$3.6	$—	$—	$5.9

	Canada	Europe	MCI	Corporate	Total
	(In millions)
Total at December 31, 2014	$3.8	$11.5	$—	$0.2	$15.5
Charges incurred	—	—	—	—	—
Payments made	(1.4)	(0.6)	—	(0.2)	(2.2)
Changes in estimates	—	(1.2)	—	—	(1.2)
Foreign currency and other adjustments	(0.3)	(0.6)	—	—	(0.9)
Total at March 31, 2015	$2.1	$9.1	$—	$—	$11.2

7. Other Income and Expense

	Three Months Ended
	March 31, 2016	March 31, 2015
	(In millions)
Bridge loan commitment fees(1)	$(18.4)	$—
Gain (loss) from other foreign exchange and derivative activity, net	3.7	(2.6)
Other, net	(0.6)	—
Other income (expense), net	$(15.3)	$(2.6)

(1)
During the first quarter of 2016, we recognized amortization of commitment fees and other financing costs incurred in connection with our bridge loan agreement entered into subsequent to the announcement of the pending Acquisition of MillerCoors. See Note 16, "Pending Acquisition" for further discussion.

8. Income Tax
Our effective tax rates for the first quarter of 2016 and 2015 were approximately 11% and 14%, respectively. Our effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our foreign businesses, driven by lower statutory income tax rates and tax planning impacts on statutory taxable income, as well as the impact of discrete items. The decrease in the effective tax rate for the first quarter of 2016 versus the first quarter of 2015 is primarily driven by tax benefits recognized from transaction-related costs resulting from the pending Acquisition, as well as favorable tax treatment associated with the sale of the Vancouver brewery. This decrease is partially offset by lower net discrete tax benefits recognized in 2016 versus 2015. Specifically, our total net discrete tax benefit was $1.8 million in the first quarter of 2016, versus a $4.5 million net discrete tax benefit recognized in the first quarter of 2015.
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

	Three Months Ended
	March 31, 2016	March 31, 2015
	(In millions, except per share amounts)
Amounts attributable to Molson Coors Brewing Company:
Net income (loss) from continuing operations	$159.3	$79.2
Income (loss) from discontinued operations, net of tax	(0.5)	1.9
Net income (loss) attributable to Molson Coors Brewing Company	$158.8	$81.1
Weighted-average shares for basic EPS	203.6	185.8
Effect of dilutive securities:
RSUs, DSUs, PUs and PSUs	0.8	0.5
Stock options and SOSARs	0.4	0.6
Weighted-average shares for diluted EPS	204.8	186.9
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.78	$0.43
From discontinued operations	—	0.01
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$0.78	$0.44
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.78	$0.42
From discontinued operations	—	0.01
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$0.78	$0.43
Dividends declared and paid per share	$0.41	$0.41
For the three months ended March 31, 2016, and March 31, 2015, no anti-dilutive securities were excluded from the computation of the effect of dilutive securities on diluted EPS.
Class B Common Stock Equity Issuance
On February 3, 2016, we completed an underwritten public offering of our Class B common stock, which increased the number of Class B common shares issued and outstanding by 29.9 million shares. See Note 16, "Pending Acquisition" for further details.
Share Repurchase Program
In February 2015, we announced that our board of directors approved and authorized a new program to repurchase up to $1.0 billion of our Class A and Class B common stock. During the last three quarters of 2015, we purchased approximately 2 million shares of our Class B common stock under three separate share repurchase agreements (“ASRs”) for an aggregate of approximately $150 million. We reflected each ASR as a repurchase of common stock in the period delivered for purposes of calculating earnings per share and as forward contracts indexed to our own common stock. Each ASR met all of the applicable criteria for equity classification, and therefore, was not accounted for as a derivative instrument. As a result of the pending Acquisition, we have suspended the share repurchase program and thus, there have been no common shares repurchased in 2016.

10. Goodwill and Intangible Assets
The following summarizes the change in goodwill for the three months ended March 31, 2016:

	Canada	Europe	MCI	Consolidated
	(In millions)
Balance at December 31, 2015	$551.4	$1,408.7	$23.2	$1,983.3
Business acquisition and disposition(1)	—	—	(0.6)	(0.6)
Foreign currency translation	35.4	10.9	(0.1)	46.2
Balance at March 31, 2016	$586.8	$1,419.6	$22.5	$2,028.9

(1)
The goodwill adjustment for the three months ended March 31, 2016, reflects the final purchase price accounting adjustment associated with the April 1, 2015, acquisition of Mount Shivalik Breweries Ltd. ("Mount Shivalik"), a regional brewer in India.

The following table presents details of our intangible assets, other than goodwill, as of March 31, 2016:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 50	$1,171.5	$(241.7)	$929.8
License agreements and distribution rights	3 - 28	137.6	(91.6)	46.0
Other	2 - 8	28.3	(27.3)	1.0
Intangible assets not subject to amortization:
Brands	Indefinite	3,212.7	—	3,212.7
Distribution networks	Indefinite	777.9	—	777.9
Other	Indefinite	17.5	—	17.5
Total		$5,345.5	$(360.6)	$4,984.9
The following table presents details of our intangible assets, other than goodwill, as of December 31, 2015:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 50	$1,121.8	$(226.1)	$895.7
License agreements and distribution rights	3 - 28	135.1	(87.1)	48.0
Other	2 - 8	29.9	(28.6)	1.3
Intangible assets not subject to amortization:
Brands	Indefinite	3,052.2	—	3,052.2
Distribution networks	Indefinite	731.0	—	731.0
Other	Indefinite	17.5	—	17.5
Total		$5,087.5	$(341.8)	$4,745.7
The changes in the gross carrying amounts of intangibles from December 31, 2015, to March 31, 2016, are primarily driven by the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies.

Based on foreign exchange rates as of March 31, 2016, the estimated future amortization expense of intangible assets is as follows:

Fiscal year	Amount
(In millions)
2016 - remaining	$30.1
2017	$29.3
2018	$27.7
2019	$27.7
2020	$27.6
Amortization expense of intangible assets was $9.6 million and $7.8 million for the three months ended March 31, 2016, and March 31, 2015, respectively, and is presented within marketing, general and administrative expenses on the unaudited condensed consolidated statements of operations.
We completed our required annual goodwill and indefinite-lived intangible impairment testing as of October 1, 2015, the first day of our fourth quarter, and concluded there were no impairments of goodwill within our Europe, Canada or India reporting units or impairments of our indefinite-lived intangible assets.
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
Our 2015 annual goodwill impairment testing determined our Europe and Canada reporting units to be at risk of failing step one of the goodwill impairment test. Specifically, the fair value of the Europe and Canada reporting units were estimated at approximately 9% and 20% in excess of carrying value, respectively, as of the October 1, 2015, testing date. The fair value of the India reporting unit was deemed to approximate the carrying value of the reporting unit due to purchase price accounting performed as of April 1, 2015, for the Mount Shivalik acquisition, which comprises the majority of the India reporting unit.
Indefinite-Lived Intangibles
Our Molson core brand intangible asset continues to be at risk of future impairment with a fair value estimated at approximately 3% in excess of its carrying value as of the impairment testing date of October 1, 2015. The fair value of the Molson core brands continues to face significant competitive pressures and challenging macroeconomic conditions in the Canada market. These challenges continue to be offset by anticipated cost savings initiatives and supply chain optimization, including the monetization and optimization of our Vancouver brewery location. As of March 31, 2016, the Molson core brand intangible had a carrying value of $2,334.6 million. The value of our other indefinite-lived intangibles continued to be sufficiently in excess of their carrying values as of the October 1, 2015, testing date.

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

Key Assumptions
The Europe reporting unit goodwill and the Molson core brand intangible asset are at risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including prolonged, or further weakening of, adverse economic conditions or significant unfavorable changes in tax, environmental or other regulations, including interpretations thereof), terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flow analyses. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections used for our Europe reporting unit testing reflect continued challenging environments in the future followed by growth resulting from a longer term recovery of the macroeconomic environment, as well as the benefit of anticipated cost savings and specific brand-building and innovation activities. Our Molson core brand projections also reflect a continued challenging environment that has been adversely impacted by a weak economy across all industries, as well as weakened consumer demand driven by increased competitive pressures, partially offset by anticipated cost savings and specific brand-building and innovation activities. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units and indefinite-lived intangibles may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in sales volume and increase in costs that could significantly impact our immediate and long-range results, a decrease in sales volume driven by a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long-term volume trends, a continuation of the trend away from core brands in certain of our markets, especially in markets where our core brands represent a significant portion of the market, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) adverse changes in macroeconomic conditions or an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a recession or worsening of the overall European economy), (iii) volatility in the equity and debt markets or other country specific factors which could result in a higher weighted-average cost of capital, (iv) sensitivity to market multiples; and (v) regulation limiting or banning the manufacturing, distribution or sale of alcoholic beverages.
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
Definite-Lived Intangibles
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the first quarter of 2016.
Subsequent Events
In the fourth quarter of 2015, a newly elected government in the state of Bihar, India announced plans to ban the sale of "country" liquor and limit the sale of other forms of alcohol, such as beer, to certain government owned outlets, effective beginning April 1, 2016. On April 5, 2016, four days after the start of the ban on "country" liquor, the government of the state of Bihar announced immediate changes to the ban, implementing a complete prohibition of the sale and consumption of all forms of alcohol. The prohibition only impacts our operations in the state of Bihar, while our other operations in India, including our Mount Shivalik operations, are not impacted. The expected length of the prohibition is currently unclear and we are assessing options to mitigate the adverse impact of the prohibition, such as exporting to other states, potential alternative business operations and seeking legal remediation. Based on foreign exchange rates as of March 31, 2016, asset classes at risk for future impairment include goodwill of $22.5 million for the India reporting unit, only a portion of which is associated with cash flows in Bihar; properties, net of accumulated depreciation, of $13.9 million; certain current assets of $9.1 million; and intangible assets of $1.1 million.

11. Debt
Debt obligations
Our total borrowings as of March 31, 2016, and December 31, 2015, were comprised of the following:

	As of
	March 31, 2016	December 31, 2015
	(In millions)
Senior notes:
CAD 500 million 3.95% Series A notes due 2017	$384.5	$361.3
CAD 400 million 2.25% notes due 2018	307.6	289.0
CAD 500 million 2.75% notes due 2020	384.5	361.3
$300 million 2.0% notes due 2017(1)	300.5	300.6
$500 million 3.5% notes due 2022(1)	517.1	517.8
$1.1 billion 5.0% notes due 2042	1,100.0	1,100.0
Less: unamortized debt discounts and debt issuance costs	(20.8)	(21.3)
Total long-term debt (including current portion)	2,973.4	2,908.7
Less: current portion of long-term debt	—	—
Total long-term debt	$2,973.4	$2,908.7

Short-term borrowings:
Cash pool overdrafts(2)	38.8	18.7
Short-term facilities(3)	10.7	7.5
Other short-term borrowings	14.0	2.5
Total short-term borrowings	$63.5	$28.7

(1)
During the fourth quarter of 2015, we settled our interest rate swaps that were in fair value hedge accounting relationships related to these notes at which time we ceased adjusting the carrying value of the related notes for the fair value movements of these swaps and began amortizing the cumulative adjustments to interest expense over the remaining term of the respective note. At the time of settlement, cumulative adjustments to the carrying value of the notes were $0.7 million and $18.1 million related to the $300 million and $500 million notes, respectively. See Note 12 of the Notes included in our Annual Report for additional detail.

(2)
As of March 31, 2016, we had $38.8 million in bank overdrafts and $48.4 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $9.6 million. As of December 31, 2015, we had $18.7 million in bank overdrafts and $39.6 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $20.9 million.

(3)
We had total outstanding borrowings of $10.7 million and $7.5 million under our two JPY overdraft facilities as of March 31, 2016, and December 31, 2015, respectively. In addition, we have GBP and CAD lines of credit under which we had no borrowings as of March 31, 2016, or December 31, 2015.

Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of March 31, 2016, and December 31, 2015, the fair value of our outstanding long-term debt (including current portion) was $3,079.3 million and $2,883.4 million, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Financing of Pending Acquisition
In connection with the pending Acquisition announced during the fourth quarter of 2015, we entered into a 364-day bridge loan agreement by and among the Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent. The bridge loan agreement provides for a 364-day bridge loan facility of up to $9.3 billion which has been subsequently reduced to $6.8 billion by the net proceeds received from our equity offering in the first quarter of 2016. In connection with the bridge loan, during the first quarter of 2016 and fourth quarter of 2015, we paid commitment fees of $13.5 million and $49.2 million, respectively, which have been deferred within other current assets as of March 31, 2016, and December 31, 2015, and are being amortized to other income (expense) over the 364-day term. Additionally, on December 16, 2015, we also entered into a term loan agreement by and among the Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent. The term loan agreement provides for total term loan commitments of $1.5 billion in a 3-year tranche and $1.5 billion in a 5-year tranche, for an aggregate principal amount of $3.0 billion. In connection with the term loan, during the year ended December 31, 2015, we paid issuance fees of $8.3 million, which have been deferred within other assets as of March 31, 2016, and December 31, 2015, and are being amortized to interest expense over the respective 3-year and 5-year term of each loan. Additionally, during the first quarter of 2016 we paid other costs associated with the bridge loan and term loan of $5.7 million. For the three months ended March 31, 2016, $1.8 million was recorded to interest expense related to amortization of issuance costs as well as other financing costs associated with the term loan. For the three months ended March 31, 2016, $18.4 million was recorded to other income (expense) related to amortization of commitment fees as well as other financing costs associated with the bridge loan. As of March 31, 2016, and December 31, 2015, there were no outstanding borrowings on the bridge loan or the term loan. The unamortized deferred balance will be reclassified as a direct deduction from the carrying amount of the debt once we have borrowed under the term loan. See Note 16, "Pending Acquisition" for further details regarding the pending Acquisition.
Other
As of March 31, 2016, and December 31, 2015, we had $750 million available to draw under our $750 million revolving multi-currency credit facility, as there were no outstanding borrowings on the revolving credit facility nor was there any outstanding commercial paper. As part of our anticipated financing for the pending Acquisition, we amended our $750 million revolving multi-currency credit facility during the fourth quarter of 2015 to increase the maximum leverage ratio to 5.75x debt to EBITDA effective following the completion of the pending Acquisition, with a decline to 3.75x debt to EBITDA in the fourth year following the closing of the pending Acquisition.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions and transfers of assets. As of March 31, 2016, and December 31, 2015, we were in compliance with all of these restrictions and have met all debt payment obligations.
12. Accumulated Other Comprehensive Income (Loss) ("AOCI")

	MCBC shareholders
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2015	$(769.9)	$14.5	$(589.1)	$(350.4)	$(1,694.9)
Foreign currency translation adjustments	243.7	—	—	—	243.7
Unrealized gain (loss) on derivative instruments	—	(21.6)	—	—	(21.6)
Reclassification of derivative (gain) loss to income	—	(2.6)	—	—	(2.6)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	7.9	—	7.9
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	5.5	5.5
Tax benefit (expense)	23.6	2.1	(0.9)	(0.7)	24.1
As of March 31, 2016	$(502.6)	$(7.6)	$(582.1)	$(345.6)	$(1,437.9)

Reclassifications from AOCI to income:

	Three Months Ended
	March 31, 2016	March 31, 2015
	Reclassifications from AOCI		Location of gain (loss) recognized in income
	(In millions)
Gain/(loss) on cash flow hedges:
Forward starting interest rate swaps	$(0.9)	$(0.3)	Interest expense, net
Foreign currency forwards	(1.9)	(2.4)	Other income (expense), net
Foreign currency forwards	5.4	4.7	Cost of goods sold
Total income (loss) reclassified, before tax	2.6	2.0
Income tax benefit (expense)	(0.2)	(0.6)
Net income (loss) reclassified, net of tax	$2.4	$1.4

Amortization of defined benefit pension and other postretirement benefit plan items:
Prior service benefit (cost)	$(0.2)	$(0.1)	(1)
Net actuarial gain (loss)	(7.7)	(11.2)	(1)
Total income (loss) reclassified, before tax	(7.9)	(11.3)
Income tax benefit (expense)	0.9	2.3
Net income (loss) reclassified, net of tax	$(7.0)	$(9.0)

Total income (loss) reclassified, net of tax	$(4.6)	$(7.6)

(1)	These components of AOCI are included in the computation of net periodic pension and other postretirement benefit cost. See Note 14, "Pension and Other Postretirement Benefits" for additional details.

13. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented in Notes 1 and 16 of the Notes included in our Annual Report and did not significantly change during the first quarter of 2016. As noted in Note 16 of the Notes included in our Annual Report, due to the nature of our counterparty agreements, and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and, therefore, present our derivative positions on a gross basis in our unaudited condensed consolidated balance sheets. Except as noted below, our significant derivative positions have not changed considerably since year-end.
Swaptions
During the first quarter of 2016, we entered into swaption agreements with a total notional amount of $855.0 million to economically hedge a portion of our anticipated permanent long-term debt issuance with which we expect to partially fund the pending Acquisition. We paid upfront premiums of $37.8 million for the option to enter into and exercise swaps with a forward starting effective date. These swaptions are not designated in hedge accounting relationships as the hedges were entered into in association with the pending Acquisition and, accordingly, all mark-to-market fair value adjustments are reflected within interest expense. We intend to terminate and settle these swaptions upon maturity or immediately prior to the completion of the associated pending debt issuance in the event that occurs prior to maturity.

Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk. The table below summarizes our derivative assets and liabilities that were measured at fair value as of March 31, 2016, and December 31, 2015.

		Fair value measurements as of March 31, 2016
	Total at March 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Foreign currency forwards	$19.5	$—	$19.5	$—
Commodity swaps	(20.3)	—	(20.3)	—
Swaptions	16.7	—	16.7	—
Total	$15.9	$—	$15.9	$—

		Fair value measurements as of December 31, 2015
	Total at December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Foreign currency forwards	$44.1	$—	$44.1	$—
Commodity swaps	(21.4)	—	(21.4)	—
Total	$22.7	$—	$22.7	$—

As of March 31, 2016, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the three months ended March 31, 2016, were all included in Level 2.
Results of Period Derivative Activity
The tables below include the year-to-date results of our derivative activity in the unaudited condensed consolidated balance sheets as of March 31, 2016, and December 31, 2015, and the unaudited condensed consolidated statements of operations for the three months ended March 31, 2016, and March 31, 2015.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheet (in millions):

	March 31, 2016
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Foreign currency forwards	$329.1	Other current assets	$17.5	Accounts payable and other current liabilities	$(1.4)
		Other non-current assets	6.2	Other liabilities	(2.7)
Total derivatives designated as hedging instruments			$23.7		$(4.1)
Derivatives not designated as hedging instruments:
Commodity swaps	$140.1	Other current assets	$0.4	Accounts payable and other current liabilities	$(12.5)
		Other non-current assets	0.4	Other liabilities	(8.6)
Foreign currency forwards	$28.7	Other current assets	—	Accounts payable and other current liabilities	(0.1)
Swaptions	$855.0	Other current assets	16.7	Accounts payable and other current liabilities	—
Total derivatives not designated as hedging instruments			$17.5		$(21.2)

	December 31, 2015
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Foreign currency forwards	$300.3	Other current assets	$28.4	Accounts payable and other current liabilities	$—
		Other non-current assets	15.7	Other liabilities	—
Total derivatives designated as hedging instruments			$44.1		$—
Derivatives not designated as hedging instruments:
Commodity swaps	$120.3	Other current assets	$0.4	Accounts payable and other current liabilities	$(12.5)
		Other non-current assets	0.2	Other liabilities	(9.5)
Total derivatives not designated as hedging instruments			$0.6		$(22.0)
The Pretax Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (in millions):

For the Three Months Ended March 31, 2016
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(0.9)	Interest expense, net	$—
Foreign currency forwards	(21.6)	Other income (expense), net	(1.9)	Other income (expense), net	—
		Cost of goods sold	5.4	Cost of goods sold	—
Total	$(21.6)		$2.6		$—

For the Three Months Ended March 31, 2015
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$(15.7)	Interest expense, net	$(0.3)	Interest expense, net	$—
Foreign currency forwards	21.5	Other income (expense), net	(2.4)	Other income (expense), net	—
		Cost of goods sold	4.7	Cost of goods sold	—
Total	$5.8		$2.0		$—

For the Three Months Ended March 31, 2015
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$15.5	Interest expense, net	$—	Interest expense, net	$0.4
Total	$15.5		$—		$0.4

For the Three Months Ended March 31, 2015
Derivatives in fair value hedge relationships	Amount of gain (loss) recognized in income	Location of gain (loss) recognized in income
Interest rate swaps	$9.0	Interest expense, net
Total	$9.0
We expect net gains of approximately $12 million (pretax) recorded in AOCI at March 31, 2016, will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged at March 31, 2016, is three years.

Other Derivatives (in millions):

For the Three Months Ended March 31, 2016
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(1.6)
Foreign currency forwards	Other income (expense), net	(0.1)
Swaptions	Interest expense, net	(21.1)
Total		$(22.8)

For the Three Months Ended March 31, 2015
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(0.6)
Foreign currency forwards	Other income (expense), net	1.2
Total		$0.6
14. Pension and Other Postretirement Benefits ("OPEB")

	For the Three Months Ended
	March 31, 2016			March 31, 2015
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net periodic pension and OPEB cost:
Service cost - benefits earned during the year	$1.8	$0.6	$2.4	$2.6	$0.5	$3.1
Interest cost on projected benefit obligation	31.9	1.3	33.2	34.4	1.5	35.9
Expected return on plan assets	(39.5)	—	(39.5)	(44.1)	—	(44.1)
Amortization of prior service cost (benefit)	0.2	—	0.2	0.2	(0.1)	0.1
Amortization of net actuarial loss (gain)	7.7	—	7.7	11.2	—	11.2
Curtailment (gain) loss	—	—	—	(1.0)	—	(1.0)
Less: expected participant contributions	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Net periodic pension and OPEB cost	$2.0	$1.9	$3.9	$3.1	$1.9	$5.0
During the three months ended March 31, 2016, employer contributions to the defined benefit pension plans were $6.7 million. Total 2016 employer contributions to the defined benefit plans are expected to be approximately $10 million, based on foreign exchange rates as of March 31, 2016. MillerCoors, BRI and BDL contributions to their defined benefit pension plans are not included above, as they are not consolidated in our financial statements.

15. Commitments and Contingencies
Discontinued Operations
Kaiser
In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In addition, we provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. The discontinued operations balances within the current and non-current liabilities of our unaudited condensed consolidated balance sheets consist entirely of our estimates of these liabilities. These liabilities are denominated in Brazilian Reais and are therefore subject to foreign exchange gains or losses, which are recognized in the discontinued operations section of the unaudited condensed consolidated statements of operations. There have been no changes in the underlying liabilities since December 31, 2015; therefore, all changes in the current and non-current liabilities of discontinued operations during the first quarter of 2016 are due to fluctuations in foreign exchange rates from December 31, 2015, to March 31, 2016. During the three months ended March 31, 2016, and March 31, 2015, we recognized losses of $0.5 million and gains of $1.9 million, respectively, from discontinued operations associated with foreign exchange gains and losses related to indemnities we provided to FEMSA. Our exposure related to the tax, civil and labor indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. Separately, the maximum potential claims amount remaining for the purchased tax credits was $97.4 million, based on foreign exchange rates as of March 31, 2016.
Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have been recorded to date, and additional future adjustments may be required.
Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of March 31, 2016, and December 31, 2015, accounts payable and other current liabilities in the unaudited condensed consolidated balance sheets includes $30.4 million and $16.9 million, respectively, related to the guarantee of the indebtedness of our equity method investments. See Note 4, "Investments" for further detail. Additionally, related to our previous ownership in the Montréal Canadiens, we guarantee its obligations under a ground lease for the Bell Centre Arena (the "Ground Lease Guarantee"). Upon sale of our interest, the new owners agreed to indemnify us in connection with the liabilities we may incur under the Ground Lease Guarantee and provided us with a CAD 10 million letter of credit to guarantee such indemnity. This transaction did not materially affect our risk exposure related to the Ground Lease Guarantee, which continues to be recognized as a liability on our unaudited condensed consolidated balance sheets. Other liabilities in the unaudited condensed consolidated balance sheets include $4.7 million as of March 31, 2016, and $4.4 million as of December 31, 2015, related to the Ground Lease Guarantee, both of which are classified as non-current.
Litigation, Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have accrued an aggregate of $12.3 million as of March 31, 2016, and $13.1 million as of December 31, 2015. We believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated financial statements, except as noted below.
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
During the fourth quarter of 2014, first quarter of 2015 and first quarter of 2016, we received assessments from a local country regulatory authority related to indirect tax calculations in our Europe operations during the 41 month period prior to receipt of the most recent assessment. The aggregate amount of the assessments received is approximately $114 million, based on foreign exchange rates at March 31, 2016. While we intend to vigorously challenge the validity of these assessments and defend our position regarding the method of calculation, if the assessments, as issued, are ultimately upheld, they could materially affect our results of operations. Specifically, if fully upheld, we would be required to record a charge at the high-end of the below range of loss, and this charge and on-going implications to our tax calculations would negatively impact our current and future operating income, respectively. Based on the assessments received and related impacts, we estimate a current range of loss of zero to approximately $121 million, based on foreign exchange rates at March 31, 2016. We continue to apply the methodology challenged in the assessments while the regulatory appeal process remains ongoing, and, as a result, the related range of loss is expected to increase until ultimately resolved. We continue to follow the required regulatory procedures in order to proceed with our appeal of the assessments. We currently believe this appeal process will take several months to reach a formal conclusion. No provision is currently recorded for these assessments or the related range of loss.
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

Litigation and Other Disputes
On December 12, 2014, a notice of action captioned David Hughes and 631992 Ontario Inc. v. Liquor Control Board of Ontario ("LCBO"), Brewers Retail Inc., Labatt Breweries of Canada LP, Molson Coors Canada and Sleeman Breweries Ltd. No. CV-14-518059-00CP was filed in Ontario, Canada in the Ontario Superior Court of Justice. BRI and its owners, including Molson Coors Canada, as well as the LCBO are named as defendants in the action. The plaintiffs allege that The Beer Store (retail outlets owned and operated by BRI) and LCBO improperly entered into an agreement to fix prices and market allocation within the Ontario beer market to the detriment of licensees and consumers. The plaintiffs seek to have the claim certified as a class action on behalf of all Ontario beer consumers and licensees and, among other things, damages in the amount of CAD 1.4 billion. We note that The Beer Store operates according to the rules established by the Government of Ontario for regulation, sale and distribution of beer in the province. Additionally, prices at The Beer Store are independently set by each brewer and are approved by the LCBO on a weekly basis. As such, we currently believe the claim has been made without merit, and we intend to vigorously assert and defend our rights in this lawsuit.
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
The assumptions used are as follows:

•	trust management costs are included in projections with regard to the $120 million threshold, but are expensed only as incurred;

•	income taxes, which we believe are not an included cost, are excluded from projections with regard to the $120 million threshold;

•	a 2.5% inflation rate for future costs; and

•	certain operations and maintenance costs were discounted using a 2.2% risk-free rate of return.
Based on these assumptions, the present value and gross amount of the costs at March 31, 2016, are approximately $3.4 million and $6.2 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.

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
Europe and MCI
We are subject to the requirements of governmental and local environmental and occupational health and safety laws and regulations within each of the countries in which we operate. Compliance with these laws and regulations did not materially affect our first quarter of 2016 capital expenditures, results of operations or our financial or competitive position, and we do not anticipate that they will do so during the remainder of the year.
In September 2015, the Environment Agency (“EA”) in the U.K. charged one of our subsidiaries with causing or contributing to a sewage fungus problem in a freshwater drain near the Alton brewery, which we closed in the second quarter of 2015. This dispute was settled in the first quarter of 2016 for an immaterial amount.

16. Pending Acquisition
On November 11, 2015, Anheuser-Busch InBev SA/NV’s (“ABI”) announced it had entered into a definitive agreement to acquire SABMiller plc (“SABMiller”). The resulting transaction (“ABI/SABMiller transaction”) is currently expected to be finalized in the second half of 2016 subject to ABI and SABMiller shareholder approval and various global regulatory approvals. Concurrently, on November 11, 2015, we entered into a purchase agreement (the “Purchase Agreement”) with ABI to acquire, contingent upon the closing of the acquisition of SABMiller by ABI pursuant to the ABI/SABMiller transaction, all of SABMiller’s 58% economic interest and 50% voting interest in MillerCoors and all trademarks, contracts and other assets primarily related to the Miller brand portfolio outside of the U.S. and Puerto Rico for $12.0 billion in cash, subject to downward adjustment as described in the Purchase Agreement. Following the closing of the pending Acquisition, the Company will own 100% of the outstanding equity and voting interests of MillerCoors. Further, as we plan to elect to treat the Acquisition as an asset acquisition for U.S. tax purposes, we expect to receive substantial cash tax benefits for the first 15 years after completion. The pending Acquisition is based on the terms and subject to the conditions set forth in the Purchase Agreement. On March 25, 2016, we executed an amendment to the Purchase Agreement that establishes certain rights and assets that were unintentionally omitted from the Purchase Agreement and clarifies certain other items.
The pending Acquisition is expected to be financed through a combination of cash on hand, including proceeds received from our first quarter 2016 equity issuance, as well as future debt issuances. Specifically, in connection with the pending Acquisition, on December 16, 2015, MCBC entered into a $9.3 billion, 364-day bridge loan agreement by and among the Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent. Additionally, on December 16, 2015, MCBC also entered into a $3.0 billion term loan agreement by and among the Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent. See Note 11, "Debt" for details regarding the financing entered into during 2015.
On February 3, 2016, we received proceeds of $2.5 billion, net of issuance costs from our January 26, 2016, equity offering of 29.9 million shares of our Class B common stock. The shares issued had a par value of $0.01 per share totaling $0.3 million, and an impact to paid-in capital of $2.5 billion. The issuance reduced the commitment on our bridge loan to $6.8 billion, of which MCBC currently expects to replace with $6.7 billion of permanent long-term financing between now and the consummation of the pending Acquisition. The bridge loan, term loan and proceeds from the equity offering are sufficient to fund the $12.0 billion purchase price and $300 million of estimated fees and expenses to be incurred related to the pending Acquisition. Related to this expected long-term financing, we entered into swaptions in January 2016 with a total notional of $855.0 million to hedge a portion of our anticipated long-term debt issuance. Refer to Note 13, "Derivative Instruments and Hedging Activities" for further details. Additionally, in order to maximize the yield on the cash received from the equity issuance, while maintaining the ability to readily access these funds, MCBC has strategically invested the proceeds in various fixed rate deposit and money market accounts with terms of three months or less. For the three months ended March 31, 2016, we received interest income of $2.5 million on these deposits.
At this time, we anticipate the pending Acquisition will close in the second half of 2016, subject to necessary regulatory approvals and contingent on the successful closing of the ABI/SABMiller transaction.

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
None of our other outstanding debt is publicly registered, and it is all guaranteed on a senior and unsecured basis by the Parent Guarantor and Subsidiary Guarantors. These guarantees are full and unconditional and joint and several. See Note 11, "Debt" for details of all debt issued and outstanding as of March 31, 2016.
Presentation
The following information sets forth the condensed consolidating statements of operations for the three months ended March 31, 2016, and March 31, 2015, condensed consolidating balance sheets as of March 31, 2016, and December 31, 2015, and condensed consolidating statements of cash flows for the three months ended March 31, 2016, and March 31, 2015. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Guarantor and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$6.6	$761.4	$216.0	$(33.2)	$950.8
Excise taxes	—	(245.7)	(47.9)	—	(293.6)
Net sales	6.6	515.7	168.1	(33.2)	657.2
Cost of goods sold	—	(319.6)	(114.2)	19.8	(414.0)
Gross profit	6.6	196.1	53.9	(13.4)	243.2
Marketing, general and administrative expenses	(47.0)	(143.4)	(73.9)	13.4	(250.9)
Special items, net	—	108.8	(0.2)	—	108.6
Equity income (loss) in subsidiaries	215.8	(105.5)	141.4	(251.7)	—
Equity income in MillerCoors	—	142.4	—	—	142.4
Operating income (loss)	175.4	198.4	121.2	(251.7)	243.3
Interest income (expense), net	(39.9)	56.2	(63.6)	—	(47.3)
Other income (expense), net	(18.3)	3.4	(0.4)	—	(15.3)
Income (loss) from continuing operations before income taxes	117.2	258.0	57.2	(251.7)	180.7
Income tax benefit (expense)	41.6	(87.8)	25.6	—	(20.6)
Net income (loss) from continuing operations	158.8	170.2	82.8	(251.7)	160.1
Income (loss) from discontinued operations, net of tax	—	—	(0.5)	—	(0.5)
Net income (loss) including noncontrolling interests	158.8	170.2	82.3	(251.7)	159.6
Net (income) loss attributable to noncontrolling interests	—	—	(0.8)	—	(0.8)
Net income (loss) attributable to MCBC	$158.8	$170.2	$81.5	$(251.7)	$158.8
Comprehensive income (loss) attributable to MCBC	$415.8	$403.9	$104.3	$(508.2)	$415.8

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2016
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,416.5	$65.7	$120.7	$—	$2,602.9
Accounts receivable, net	0.2	318.8	137.5	—	456.5
Other receivables, net	88.0	190.9	37.5	—	316.4
Total inventories	—	183.7	46.7	—	230.4
Other current assets, net	44.0	68.1	44.5	—	156.6
Intercompany accounts receivable	—	452.5	304.5	(757.0)	—
Total current assets	2,548.7	1,279.7	691.4	(757.0)	3,762.8
Properties, net	21.9	949.6	617.2	—	1,588.7
Goodwill	—	986.5	1,042.4	—	2,028.9
Other intangibles, net	—	3,492.0	1,492.9	—	4,984.9
Investment in MillerCoors	—	2,580.9	—	—	2,580.9
Net investment in and advances to subsidiaries	9,323.8	3,660.3	5,788.0	(18,772.1)	—
Deferred tax assets	39.9	2.5	0.1	(19.4)	23.1
Other assets, net	13.2	187.8	40.0	—	241.0
Total assets	$11,947.5	$13,139.3	$9,672.0	$(19,548.5)	$15,210.3
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$81.3	$738.8	$333.8	$—	$1,153.9
Current portion of long-term debt and short-term borrowings	—	—	63.5	—	63.5
Discontinued operations	—	—	4.5	—	4.5
Intercompany accounts payable	53.1	360.3	343.6	(757.0)	—
Total current liabilities	134.4	1,099.1	745.4	(757.0)	1,221.9
Long-term debt	1,901.7	1,071.7	—	—	2,973.4
Pension and postretirement benefits	3.4	199.2	6.3	—	208.9
Deferred tax liabilities	—	227.5	588.0	(19.4)	796.1
Other liabilities	10.3	38.2	30.8	—	79.3
Discontinued operations	—	—	11.4	—	11.4
Intercompany notes payable	—	818.7	5,090.8	(5,909.5)	—
Total liabilities	2,049.8	3,454.4	6,472.7	(6,685.9)	5,291.0
MCBC stockholders' equity	9,898.8	14,774.7	3,997.4	(18,772.1)	9,898.8
Intercompany notes receivable	(1.1)	(5,089.8)	(818.6)	5,909.5	—
Total stockholders' equity	9,897.7	9,684.9	3,178.8	(12,862.6)	9,898.8
Noncontrolling interests	—	—	20.5	—	20.5
Total equity	9,897.7	9,684.9	3,199.3	(12,862.6)	9,919.3
Total liabilities and equity	$11,947.5	$13,139.3	$9,672.0	$(19,548.5)	$15,210.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(162.2)	$103.9	$(35.1)	$—	$(93.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(7.2)	(47.2)	(16.7)	—	(71.1)
Proceeds from sales of properties and other assets	—	1.4	1.0	—	2.4
Investment in MillerCoors	—	(413.7)	—	—	(413.7)
Return of capital from MillerCoors	—	283.4	—	—	283.4
Other	—	0.7	(7.2)	—	(6.5)
Net intercompany investing activity	—	(37.5)	—	37.5	—
Net cash provided by (used in) investing activities	(7.2)	(212.9)	(22.9)	37.5	(205.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	2,526.4	—	—	—	2,526.4
Exercise of stock options under equity compensation plans	4.2	—	—	—	4.2
Excess tax benefits from share-based compensation	3.9	—	—	—	3.9
Dividends paid	(80.5)	—	(7.8)	—	(88.3)
Debt issuance costs	(14.2)	—	—	—	(14.2)
Payments on debt and borrowings	—	—	(10.3)	—	(10.3)
Proceeds on debt and borrowings	—	—	20.9	—	20.9
Net proceeds from (payments on) revolving credit facilities and commercial paper	—	—	2.5	—	2.5
Change in overdraft balances and other	(0.3)	—	18.8	—	18.5
Net intercompany financing activity	—	—	37.5	(37.5)	—
Net cash provided by (used in) financing activities	2,439.5	—	61.6	(37.5)	2,463.6
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	2,270.1	(109.0)	3.6	—	2,164.7
Effect of foreign exchange rate changes on cash and cash equivalents	—	3.4	3.9	—	7.3
Balance at beginning of year	146.4	171.3	113.2	—	430.9
Balance at end of period	$2,416.5	$65.7	$120.7	$—	$2,602.9

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(77.7)	$(87.0)	$(37.9)	$—	$(202.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(3.8)	(48.9)	(21.0)	—	(73.7)
Proceeds from sales of properties and other assets	—	1.5	1.5	—	3.0
Acquisition of businesses, net of cash acquired	—	(6.3)	—	—	(6.3)
Investment in MillerCoors	—	(417.9)	—	—	(417.9)
Return of capital from MillerCoors	—	310.4	—	—	310.4
Other	—	(1.0)	(7.7)	—	(8.7)
Net intercompany investing activity	—	(90.2)	(59.1)	149.3	—
Net cash provided by (used in) investing activities	(3.8)	(252.4)	(86.3)	149.3	(193.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	24.8	—	—	—	24.8
Excess tax benefits from share-based compensation	6.1	—	—	—	6.1
Dividends paid	(67.9)	—	(8.3)	—	(76.2)
Payments on long-term debt	—	—	(7.1)	—	(7.1)
Proceeds from short-term borrowings	—	—	16.6	—	16.6
Net proceeds from (payments on) revolving credit facilities and commercial paper	127.8	—	30.0	—	157.8
Change in overdraft balances and other	(0.1)	(0.2)	1.6	—	1.3
Net intercompany financing activity	—	59.1	90.2	(149.3)	—
Net cash provided by (used in) financing activities	90.7	58.9	123.0	(149.3)	123.3
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	9.2	(280.5)	(1.2)	—	(272.5)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(21.4)	(13.1)	—	(34.5)
Balance at beginning of year	40.9	470.7	113.0	—	624.6
Balance at end of period	$50.1	$168.8	$98.7	$—	317.6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in this Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 ("Annual Report"), as well as our unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q. Due to the seasonality of our operating results, quarterly financial results are not an appropriate basis from which to project annual results.
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
Use of Non-GAAP Measures
In addition to financial measures presented on the basis of accounting principles generally accepted in the U.S. ("U.S. GAAP"), we also present pretax and after-tax "underlying income," "underlying income per diluted share," and "underlying effective tax rate," which are non-GAAP measures and should be viewed as supplements to (not substitutes for) our results of operations presented under U.S. GAAP. We also present underlying earnings before interest, taxes, depreciation, and amortization ("underlying EBITDA") as a non-GAAP measure. Our management uses underlying income, underlying income per diluted share, underlying EBITDA and underlying effective tax rate as measures of operating performance to assist in comparing performance from period to period on a consistent basis; as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; in communications with the board of directors, stockholders, analysts and investors concerning our financial performance; as useful comparisons to the performance of our competitors; and as metrics of certain management incentive compensation calculations. We believe that underlying income, underlying income per diluted share, underlying EBITDA and underlying effective tax rate performance are used by, and are useful to, investors and other users of our financial statements in evaluating our operating performance because they provide an additional tool to evaluate our performance without regard to special and non-core items, which can vary substantially from company to company depending upon accounting methods and book value of assets and capital structure. We have provided reconciliations of all non-GAAP measures to their nearest U.S. GAAP measure and have consistently applied the adjustments within our reconciliations in arriving at each non-GAAP measure. These adjustments consist of special items from our U.S. GAAP financial statements (Part II - Item 8. Financial Statements and Supplementary Data, Note 1, “Basis of Presentation and Summary of Significant Accounting Policies" of our Annual Report for additional discussion) as well as other non-core items, such as acquisition and integration related costs, unrealized mark-to-market gains and losses, and gains and losses on sales of non-operating assets, included in our U.S. GAAP results that warrant adjustment to arrive at non-GAAP results. We consider these items to be necessary adjustments for purposes of evaluating our ongoing business performance and are often considered non-recurring. Such adjustments are subjective and involve significant management judgment.
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

Pending Acquisition
On November 11, 2015, Anheuser-Busch InBev SA/NV’s (“ABI”) announced it had entered into a definitive agreement to acquire SABMiller plc (“SABMiller”). The resulting transaction (“ABI/SABMiller transaction”) is expected to be finalized in the second half of 2016 subject to ABI and SABMiller shareholder approval and various global regulatory approvals. Concurrently, on November 11, 2015, we entered into a purchase agreement (the “Purchase Agreement”) with ABI to acquire, contingent upon the closing of the ABI/SABMiller transaction, all of SABMiller’s 58% economic interest and 50% voting interest in MillerCoors and all trademarks, contracts and other assets primarily related to the Miller brand portfolio outside of the U.S. and Puerto Rico for $12.0 billion in cash, subject to downward adjustment as described in the Purchase Agreement (the “Acquisition”). Following the closing of the pending Acquisition, we will own 100% of the outstanding equity and voting interests of MillerCoors. The pending Acquisition is based on the terms and subject to the conditions set forth in the Purchase Agreement. On March 25, 2016, we executed an amendment to the Purchase Agreement that establishes certain rights and assets that were unintentionally omitted from the Purchase Agreement and clarifies certain other items.
Under the Purchase Agreement, we will retain the rights to all of the brands currently in the MillerCoors portfolio for the U.S. and Puerto Rican markets, including import brands such as Peroni and Pilsner Urquell, as well as full ownership of the Miller brand portfolio outside of the U.S. and Puerto Rico. Additionally, in consolidating control of MillerCoors, we expect we will further improve our scale and agility, benefit from significantly enhanced cash flows, and capture substantial operational synergies. The purchase of the Miller brand trademarks outside of the U.S. and Puerto Rico provides a strategic opportunity to leverage the iconic Miller trademark globally alongside Molson Coors’ trademarks for Coors and Staropramen and presents volume and profit growth opportunities for Molson Coors in both core markets, as well as emerging markets.
We expect to fund the pending Acquisition through cash on hand, including proceeds received from our first quarter 2016 equity issuances, as well as future debt issuances. Further, as we plan to elect to treat the pending Acquisition as an asset acquisition for U.S. tax purposes, we expect to receive substantial cash tax benefits for the first 15 years after completion. At this time, we anticipate the pending Acquisition will close in the second half of 2016, subject to necessary regulatory approvals and contingent on the successful closing of the ABI/SABMiller transaction.
Executive Summary
We are one of the world's largest brewers and have a diverse portfolio of owned and partner brands, including core brands Carling, Coors Light, Molson Canadian and Staropramen, as well as craft and specialty beers such as Blue Moon, Creemore Springs, Cobra and Doom Bar. With centuries of brewing heritage, we have been crafting high-quality, innovative products with the purpose of delighting the world's beer drinkers and with the goal to be the first choice for our consumers and customers. Our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
First Quarter 2016 Financial Highlights:
During the first quarter of 2016, we recognized net income from continuing operations attributable to MCBC of $159.3 million, or $0.78 per diluted share, representing an increase of $80.1 million, or 101.1%, versus the prior year. Underlying after-tax income increased 28.1%, to $110.3 million, or $0.54 per diluted share, versus the prior year. The increase is the result of worldwide volume growth and lower cost of goods sold, slightly offset by negative sales mix and higher brand spend globally. Net income from continuing operations attributable to MCBC further increased due to the $110.4 million gain recorded within special items on the sale of our Vancouver brewery, which was completed on March 31, 2016, partially offset by $53.7 million of non-core expenses related to the pending Acquisition.
Net sales of $657.2 million decreased 6.1% in the first quarter of 2016 versus net sales of $700.0 million in the prior year driven by foreign currency movements which had a negative impact of $43.5 million. All segments had favorable net sales for the quarter compared to prior year, with the exception of Canada, which partially offset this favorability due to contract losses as discussed below. Worldwide beer volume increased 1.2%, and underlying EBITDA increased by 15.2% in the first quarter of 2016 compared to the prior year, primarily due to the increase in underlying results discussed above. During the first quarter of 2016, we continued to focus on building our brand strength and transforming our portfolio toward the above premium, flavored malt beverages, craft and cider segments. Further, we continued to focus on generating higher returns on our invested capital, managing our working capital and delivering a greater return on investment for our shareholders.

Regional financial highlights:

•
Our Canada segment reported income from continuing operations before income taxes of $146.6 million and underlying pretax income of $37.3 million for the first quarter of 2016. Income from continuing operations before income taxes and underlying pretax income were $30.9 million in the prior year. The increase in income from continuing operations is primarily driven by the $110.4 million gain recognized on the sale of our Vancouver brewery. The increase in underlying pretax income is driven by decreased cost of goods sold related to a temporary reduction in distribution costs, lower pension expense, as well as results of cost savings initiatives. These factors were partially offset by the impact of lower volume, including the impact of the termination of the Miller license agreement with Miller Brewing Company ("Miller") in Canada at the end of the first quarter of 2015, as well as higher brand investments.

•
In our U.S. segment, equity income in MillerCoors increased 10.1% to $142.4 million and underlying equity income in MillerCoors increased 22.1% to $157.9 million in the first quarter of 2016 compared to the prior year, primarily driven by higher net pricing, positive sales mix, timing of shipments, and lower cost of goods sold. This was partially offset by higher employee-related costs, brewery inflation and information technology investments. The increase in equity income in MillerCoors in the first quarter of 2016 compared to prior year was also impacted by special charges related to the planned closure of the Eden, North Carolina, brewery.

•
Our Europe segment reported loss from continuing operations before income taxes of $1.2 million in the first quarter of 2016, compared to $4.1 million in the prior year, driven by higher specials charges recognized in the first quarter of 2015, primarily related to accelerated depreciation related to the closure of Alton brewery in the U.K. The segment reported an underlying pretax loss of $0.5 million in the first quarter of 2016 compared to underlying pretax income of $4.5 million in the prior year mainly driven by higher brand investment and amortization expense, a lower net pension benefit, as well as the termination of our Heineken contract brewing arrangement in the U.K., partially offset by higher sales volume, including the addition of the Staropramen and Rekorderlig brands in the U.K.

•
Our MCI segment reported both loss from continuing operations before income taxes and underlying pretax loss of $2.3 million in the first quarter of 2016, compared to $5.4 million in the prior year driven by favorable sales mix and lower marketing, general and administrative expenses primarily due to the substantial restructure of our China business, slightly offset by the repatriation of our Staropramen rights in the U.K.

See "Results of Operations" below for further analysis of our segment results.
Core brand highlights:

•
Volume for Carling, the number one beer brand in the U.K. and the largest brand in our Europe segment, declined by 2.2% during the first quarter of 2016, due to weak consumer demand in the U.K. beer market; however, despite industry softness, the brand gained share within its segment compared to the prior year.

•
Coors Light global volume (including our proportionate percentage of MillerCoors' Coors Light volumes) increased during the first quarter of 2016 by 3.5% versus the first quarter of 2015. The overall volume increase in the first quarter of 2016 was driven by higher volumes in Europe and MCI, slightly offset by lower volumes in Canada. Volumes in the U.S. on a trading-day-adjusted basis were consistent with prior year. The declines in Canada are partly due to a weak economy and ongoing competitive pressures. We continue to implement plans to strengthen the performance of our largest brand in the U.S. and to reverse the declines in Coors Light performance in Canada, and we are beginning to see improvements from recent launches of advertising campaigns and branding initiatives.

•
Molson Canadian volume in Canada decreased by 3.7% during the first quarter of 2016 versus the prior year, primarily driven by challenging economic conditions and competitive pressures in the western region.

•	Staropramen volume, including royalty volume, decreased by 4.5% during the first quarter of 2016, versus the first quarter of 2015 driven by slightly lower volumes in Czech Republic and Germany.

Key Operating Performance Measures:
The following tables highlight summarized components of our unaudited condensed consolidated statements of operations for the three months ended March 31, 2016, and March 31, 2015, and provide a reconciliation of "underlying income" and "underlying EBITDA", each a non-GAAP measure of operating performance, to its nearest U.S. GAAP measure. See Part I-Item 1. Financial Statements for additional details of our U.S. GAAP results.
Underlying Income

	Three Months Ended
	March 31, 2016	March 31, 2015	% change
	(In millions, except percentages and per share data)
Volume in hectoliters	5.749	5.632	2.1%
Net sales	$657.2	$700.0	(6.1)%
Net income (loss) attributable to MCBC from continuing operations	$159.3	$79.2	101.1%
Adjustments:
Special items, net(1)	(108.6)	8.6	N/M
42% of MillerCoors specials items, net of tax(2)	15.5	—	N/M
Unrealized mark-to-market (gains) and losses(3)	(2.3)	(0.1)	N/M
Acquisition, integration and financing related costs(4)	53.7	—	N/M
Tax effect on special and non-GAAP items(5)	(7.3)	(1.6)	N/M
Non-GAAP: Underlying income attributable to MCBC from continuing operations, net of tax	$110.3	$86.1	28.1%
Net Income attributable to MCBC per diluted share from continuing operations	$0.78	$0.42	85.7%
Non-GAAP: Underlying net income attributable to MCBC per diluted share from continuing operations	$0.54	$0.46	17.4%
N/M = Not meaningful

(1)
See Part I—Item 1. Financial Statements, Note 6, "Special Items" of the unaudited condensed consolidated financial statements for additional information. Special items for the three months ended March 31, 2016, include accelerated depreciation expense of $3.0 million related to the closure of our Vancouver brewery in Canada and Burton South brewery in the U.K. Special items for the three months ended March 31, 2015, includes accelerated depreciation expense of $11.8 million related to the closure of the Alton brewery in the U.K. These accelerated depreciation charges are included in our adjustments to arrive at underlying EBITDA in the table below.

(2)
MillerCoors special items for three months ended March 31, 2016, include our proportionate share of accelerated depreciation expense of $15.1 million related to the closure of our Eden brewery which is included in our adjustments to arrive at underlying EBITDA related to our investment in MillerCoors in the table below. See "Results of Operations" - "United States Segment" - "Special Items, net" below for additional information. The tax effect related to our share of MillerCoors special items in 2016 was immaterial. The flow through MCBC tax impacts of MillerCoors special items, if applicable, are presented within the tax effect on special and non-GAAP items in the above reconciliation of underlying income table.

(3)
The unrealized changes in fair value on our commodity swaps, which are economic hedges, are recorded as cost of goods sold within our Corporate business activities. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. The amounts included for the three months ended March 31, 2016, and March 31, 2015, include the unrealized mark-to-market on these commodity swaps.

(4)
In connection with the pending Acquisition, we recognized transaction related fees of $14.9 million within marketing, general and administrative expenses and financing costs related to our bridge loan of $18.4 million within other income (expense) during the three months ended March 31, 2016. Additionally, within interest income (expense), we recognized unrealized mark-to-market losses on our swaptions of $21.1 million, financing costs related to our term loan of $1.8 million and interest income related to our fixed rate deposit and money market accounts of $2.5 million with terms of three months or less. These interest income (expense) items are included in our adjustments to arrive at underlying EBITDA in the table below. See Note 11, "Debt" and Note 16, "Pending Acquisition" for additional information.

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

Underlying EBITDA

	Three Months Ended
	March 31, 2016	March 31, 2015	% change
	(In millions, except percentages and per share data)
Net income attributable to MCBC from continuing operations	$159.3	$79.2	101.1%
Add: Net income (loss) attributable to noncontrolling interests	0.8	1.5	(46.7)%
Net income (loss) from continuing operations	$160.1	$80.7	98.4%
Adjustments:
Add: Interest expense (income), net	47.3	29.2	62.0%
Add: Income tax expense (benefit)	20.6	12.8	60.9%
Add: Depreciation and amortization	67.5	77.5	(12.9)%
Adjustments included in underlying income(1)	(57.2)	8.5	N/M
Adjustments to arrive at underlying EBITDA(2)	(23.4)	(11.8)	98.3%
Adjustments to arrive at underlying EBITDA related to our investment in MillerCoors(3)	48.5	31.7	53.0%
Non-GAAP: Underlying EBITDA	$263.4	$228.6	15.2%
N/M = Not meaningful

(1)	Includes adjustments to non-GAAP underlying income within the table above related to special and non-core items.

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

Worldwide beer volume
Worldwide beer volume (including adjacencies, such as cider) is comprised of our financial volume, royalty volume and proportionate share of equity investment STRs. Financial volume represents owned beer brands sold to unrelated external customers within our geographical markets, net of returns and allowances. Royalty beer volume consists of our brands produced and sold by third parties under various license and contract-brewing agreements. Equity investment STR brand volume represents our ownership percentage share of volume in our subsidiaries accounted for under the equity method, including MillerCoors.
The following table highlights summarized components of our worldwide beer volume for the three months ended March 31, 2016, and March 31, 2015.

	Three Months Ended
	March 31, 2016	March 31, 2015	% change
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	5.749	5.632	2.1%
Royalty volume(1)	0.337	0.334	0.9%
Owned volume	6.086	5.966	2.0%
Proportionate share of equity investment STR	5.550	5.535	0.3%
Total worldwide beer volume	11.636	11.501	1.2%

(1)	Includes MCI segment royalty volume that is primarily in Russia, Ukraine and Mexico, and Europe segment royalty volume in Republic of Ireland.
Our worldwide beer volume increased 1.2% for the three months ended March 31, 2016, compared to prior year due to higher volume in Europe and the U.S. partially offset by lower volume in Canada.
Net Sales
The following table highlights the drivers of change in net sales for the three months ended March 31, 2016, versus March 31, 2015, by segment (in percentages) and excludes Corporate net sales revenue for our water resources and energy operations in the State of Colorado:

	Volume	Price, Product and Geography Mix	Currency	Other	Total
Consolidated	2.1%	(2.0)%	(6.2)%	—%	(6.1)%
Canada	(4.7)%	(1.0)%	(8.9)%	0.1%	(14.5)%
Europe	5.2%	(0.5)%	(4.2)%	(0.3)%	0.2%
MCI	(2.9)%	11.5%	(2.1)%	—%	6.5%
Income taxes
Our effective tax rates for the first quarter of 2016 and 2015 were approximately 11% and 14%, respectively. Our effective tax rates were significantly lower than the U.S. federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our foreign businesses, driven by lower statutory income tax rates and tax planning impacts on statutory taxable income, as well as discrete items. The decrease in the effective tax rate during the first quarter of 2016 versus the first quarter of 2015 is primarily driven by tax benefits recognized from transaction-related costs resulting from the pending Acquisition, as well as favorable tax treatment associated with the sale of the Vancouver brewery. This decrease is partially offset by lower net discrete tax benefits recognized in 2016 versus 2015. Specifically, our total net discrete tax benefit was $1.8 million in the first quarter of 2016, versus a $4.5 million net discrete tax benefit recognized in the first quarter of 2015. Our underlying effective tax rates, a non-GAAP measure, were approximately 20% and 14% for the first quarter of 2016 and 2015, respectively. Our underlying effective tax rate was higher for the first quarter of 2016 primarily due to a decrease in net discrete tax benefits during the quarter, as well as higher underlying pretax income in 2016 and increased valuation allowances in certain jurisdictions.

	Three Months Ended
	March 31, 2016	March 31, 2015
Effective tax rate	11%	14%
Adjustments:
Tax impact of special and other non-core items	9%	—%
Non-GAAP: Underlying effective tax rate	20%	14%
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

Results of Operations
Canada Segment

	Three Months Ended
	March 31, 2016	March 31, 2015	% change
	(In millions, except percentages)
Volume in hectoliters	1.458	1.530	(4.7)%
Sales	$353.8	$409.3	(13.6)%
Excise taxes	(85.8)	(95.8)	(10.4)%
Net sales	268.0	313.5	(14.5)%
Cost of goods sold	(157.2)	(199.3)	(21.1)%
Gross profit	110.8	114.2	(3.0)%
Marketing, general and administrative expenses	(76.7)	(84.7)	(9.4)%
Special items, net(1)	109.3	—	N/M
Operating income (loss)	143.4	29.5	N/M
Other income (expense), net	3.2	1.4	128.6%
Income (loss) from continuing operations before income taxes	$146.6	$30.9	N/M
Adjusting items:
Special items, net(1)	(109.3)	—	N/M
Non-GAAP: Underlying pretax income (loss)	$37.3	$30.9	20.7%
N/M = Not meaningful

(1)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" to the unaudited condensed consolidated financial statements for detail of special items.
Significant events
During 2015, we continued our ongoing assessment of our supply chain strategies in order to align with our cost saving objectives. As part of this process, in October 2015, we entered into an agreement to sell our Vancouver brewery for CAD 185.0 million, with the intent to use the proceeds from the sale to help fund the construction of an efficient and flexible brewery in British Columbia. We believe the decision to sell the brewery will help optimize the western Canada brewery network and allow for greater flexibility and future cost savings. The sale was fully completed on March 31, 2016, resulting in a $110.4 million gain on sale, which was recorded as a special item in the first quarter. The net cash proceeds, which remained in trust following the completion of the sale, were received on April 1, 2016. Accordingly, other receivables, net on the unaudited condensed consolidated balance sheet as of March 31, 2016, includes CAD 183.1 million ($140.8 million) of net proceeds from the sale of the brewery.
Further, in conjunction with the sale, we agreed to lease back the existing property to continue operations on an uninterrupted basis while the new brewery is being constructed. During the first quarter of 2016, we incurred accelerated depreciation charges in excess of normal depreciation of $1.1 million related to equipment that continues to be owned by the Company and utilized during the leaseback period to support ongoing operations. We currently plan to dispose of this equipment following the brewery closure. We expect to incur additional special charges, including estimated accelerated depreciation charges of approximately CAD 18 million, through final closure of the brewery which is currently anticipated to occur at the end of 2018. The ongoing costs of leasing the existing facility through the estimated closure date will be approximately CAD 5 million per annum. We also expect to incur significant capital expenditures associated with the construction of the new brewery, most of which we expect to be funded with the proceeds from the sale of the Vancouver brewery.
In the fourth quarter of 2014, we entered into an agreement with Miller for the accelerated termination of our license agreement, effective March 2015, under which we had exclusive rights to distribute certain Miller products in Canada. As a result, beginning in the second quarter of 2015, we no longer distribute the Miller brands in Canada, which has adversely impacted our volume and sales prospectively. For the three months ended March 31, 2015, we recognized net sales under this agreement of $11.5 million.

Foreign currency impact on results
During the three months ended March 31, 2016, the CAD depreciated versus the USD on an average basis, resulting in a decrease of $6.5 million and $1.4 million to our USD earnings before income taxes and USD underlying pretax income, respectively. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transaction gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Our Canada STRs decreased 5.2% during the three months ended March 31, 2016, primarily due to the termination of our Miller brand license agreement and increased competitor trade spending and pricing activities, as well as weak economic conditions in Western Canada.
Our net sales per hectoliter decreased 1.0% in local currency during the three months ended March 31, 2016, driven by negative mix.
Cost of goods sold
Our cost of goods sold per hectoliter in local currency decreased 8.7% during the three months ended March 31, 2016, due to a temporary reduction in distribution costs, lower pension expenses, along with the effects of our ongoing cost savings initiatives.
Marketing, general and administrative expenses
Our marketing, general and administrative expenses decreased 0.3% in local currency for the three months ended March 31, 2016, driven by lower overhead costs, partially offset by higher brand investments.
Special items, net
During the first quarter of 2016, we recognized a gain on the sale of the Vancouver brewery of $110.4 million, and related to the planned brewery closure, we incurred $1.1 million of accelerated depreciation charges in excess of normal depreciation.

United States Segment

	Three Months Ended
	March 31, 2016	March 31, 2015	% change
	(In millions, except percentages)
Volumes in hectoliters(1)	16.261	16.101	1.0%
Sales	$2,069.3	$2,025.8	2.1%
Excise taxes	(253.2)	(251.2)	0.8%
Net sales	1,816.1	1,774.6	2.3%
Cost of goods sold	(1,033.0)	(1,076.2)	(4.0)%
Gross profit	783.1	698.4	12.1%
Marketing, general and administrative expenses	(409.7)	(389.1)	5.3%
Special items, net	(36.9)	—	N/M
Operating income	336.5	309.3	8.8%
Interest income (expense), net	(0.5)	(0.3)	66.7%
Other income (expense), net	1.6	1.3	23.1%
Income (loss) from continuing operations before income taxes	337.6	310.3	8.8%
Income tax benefit (expense)	0.5	(1.1)	(145.5)%
Net income (loss) from continuing operations	338.1	309.2	9.3%
Net (income) loss attributable to noncontrolling interests	(2.8)	(4.6)	(39.1)%
Net income (loss) attributable to MillerCoors	$335.3	$304.6	10.1%
Adjusting items:
Special items, net of tax	36.8	—	N/M
Non-GAAP: Underlying net income attributable to MillerCoors	$372.1	$304.6	22.2%
N/M = Not meaningful

(1)	Includes contract brewing and company-owned distributor sales, which are excluded from our worldwide beer volume calculation.
The following represents our proportionate share in net income attributable to MillerCoors reported under the equity method:

	Three Months Ended
	March 31, 2016	March 31, 2015	% change
	(In millions, except percentages)
Net income attributable to MillerCoors	$335.3	$304.6	10.1%
MCBC economic interest	42%	42%
MCBC proportionate share of MillerCoors net income	$140.8	$127.9	10.1%
Amortization of the difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(1)	1.1	1.1	—%
Share-based compensation adjustment(1)	0.5	0.3	66.7%
Equity income in MillerCoors	$142.4	$129.3	10.1%
Adjusting items:
MCBC proportionate share of MillerCoors special items, net of tax	15.5	—	N/M
Non-GAAP: Underlying equity income in MillerCoors	$157.9	$129.3	22.1%
N/M = Not meaningful

(1)	See Part I—Item 1. Financial Statements, Note 4, "Investments" to the unaudited condensed consolidated financial statements for a detailed discussion of these equity method adjustments.

Volume and net sales
MillerCoors domestic STRs for the three months ended March 31, 2016, declined 1.3% on a trading-day-adjusted basis. Domestic STWs for the three months ended March 31, 2016, increased 1.3%.
Domestic net sales per hectoliter, which excludes contract brewing and company-owned distributor sales, increased 1.5% for the three months ended March 31, 2016, due to favorable net pricing and positive sales mix. Total net sales per hectoliter, including contract brewing and company-owned distributor sales, increased 1.3% for the three months ended March 31, 2016. Contract brewing volumes decreased 1.3% for the three months ended March 31, 2016.
Cost of goods sold
Cost of goods sold per hectoliter decreased 5.0% for the three months ended March 31, 2016, driven by lower aluminum and fuel pricing, along with supply chain costs savings, partially offset by brewery inflation.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 5.3% for the three months ended March 31, 2016, driven primarily by higher employee related expenses and information technology investments.
Special items, net
During the first quarter of 2016, MillerCoors recognized $35.9 million of accelerated depreciation charges and $1.0 million of other charges resulting from the planned closure of the Eden brewery. MillerCoors will continue to incur special charges during each reporting period through the planned closure of the brewery in September 2016. Total special charges associated with the planned Eden closure are expected to be approximately $150 million to $200 million, of which $104.6 million have been incurred through March 31, 2016, consisting primarily of accelerated depreciation and asset write-offs. However, this estimated range contains significant uncertainty, and actual results could differ materially from these estimates due to uncertainty regarding the ultimate net cost associated with the disposition of assets, restructuring charges, contract termination costs, and other costs associated with the planned closure.
Other information
MillerCoors recognized $117.1 million and $76.7 million of depreciation and amortization during the three months ended March 31, 2016, and March 31, 2015, respectively. The charges incurred for the three months ended March 31, 2016, include the accelerated depreciation related to the planned closure of the Eden brewery discussed above.
MillerCoors delivered incremental cost savings of approximately $18 million in the three months ended March 31, 2016, primarily related to brewery efficiencies and procurement savings. We benefit from 42% of the MillerCoors cost savings due to our proportionate equity investment in MillerCoors.
MillerCoors distributes its excess cash to its owners, SABMiller and MCBC, on a 58%/42% basis, respectively. As of March 31, 2016, and December 31, 2015, MillerCoors had cash of $15.8 million and $15.6 million, respectively. MillerCoors had total debt of $2.0 million as of both March 31, 2016, and December 31, 2015. There are no restrictions from external sources on its ability to make cash distributions to its owners.
MillerCoors contributed $34.2 million to its defined benefit pension plans during the three months ended March 31, 2016. For 2016, MillerCoors' contributions to its defined benefit pension plans are expected to be approximately $90 million to $110 million (our 42% share is approximately $38 million to $46 million), which are not included in our contractual cash obligations.

Europe Segment

	Three Months Ended
	March 31, 2016	March 31, 2015	% change
	(In millions, except percentages)
Volume in hectoliters(1)	3.996	3.798	5.2%
Sales(1)	$560.9	$559.7	0.2%
Excise taxes	(202.2)	(201.8)	0.2%
Net sales(1)	358.7	357.9	0.2%
Cost of goods sold	(239.9)	(236.9)	1.3%
Gross profit	118.8	121.0	(1.8)%
Marketing, general and administrative expenses	(119.3)	(117.2)	1.8%
Special items, net(2)	(0.7)	(8.6)	(91.9)%
Operating income (loss)	(1.2)	(4.8)	(75.0)%
Interest income(3)	0.8	1.0	(20.0)%
Other income (expense), net	(0.8)	(0.3)	166.7%
Income (loss) from continuing operations before income taxes	$(1.2)	$(4.1)	(70.7)%
Adjusting items:
Special items, net(2)	0.7	8.6	(91.9)%
Non-GAAP: Underlying pretax income (loss)	$(0.5)	$4.5	(111.1)%

(1)
Gross segment sales include intercompany sales to MCI consisting of $0.9 million of net sales and 0.010 million hectoliters for each of the three months ended March 31, 2016, and March 31, 2015. The offset is included within MCI cost of goods sold. These amounts are eliminated in the consolidated totals.

(2)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" to the unaudited condensed consolidated financial statements for detail of special items.

(3)	Interest income is earned on trade loans to on-premise customers exclusively in the U.K. and is typically driven by note receivable balances outstanding from period to period.
Significant events
During the first quarter of 2016, first quarter of 2015 and fourth quarter of 2014, we received assessments from a local country regulatory authority in Europe related to indirect tax calculations. While we intend to vigorously challenge the validity of the assessments and defend our position, if the assessments, as issued, are ultimately upheld, they could materially affect our results of operations. See Note 15, "Commitments and Contingencies" for further discussion.
Foreign currency impact on results
Our Europe segment operates in numerous countries within Europe, and each country's operations utilize distinct currencies. Foreign currency movements unfavorably impacted our Europe USD loss from continuing operations before income taxes by $0.4 million and unfavorably impacted USD underlying pretax loss by $0.4 million for the three months ended March 31, 2016. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Europe sales volume increased 5.2% in the three months ended March 31, 2016, versus prior year, driven by growth in the majority of the countries in the region, including a benefit from the timing of Easter, as well as the addition of the Staropramen and Rekorderlig brands in the U.K.
Net sales per hectoliter decreased in local currency by 0.5% in the three months ended March 31, 2016, compared to prior year, primarily driven by lower contract brewing volume. Excluding the impact from the termination of the Heineken brewing agreement, positive brand and geographic mix was partially offset by negative net pricing in the quarter.

Cost of goods sold
Cost of goods sold per hectoliter increased 0.6% in local currency in the three months ended March 31, 2016, versus prior year, driven by mix shift to higher-cost brands and geographies as well as a lower net pension benefit.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 5.9% for the three months ended March 31, 2016, in local currency, compared to prior year, driven by higher marketing investments and brand amortization expenses, partially offset by lower overhead costs.
Special items, net
As part of our continued strategic review of our European supply chain network, in the first quarter of 2016 we incurred $2.3 million of charges associated with the closure of our Burton South, Plovdiv and Alton breweries, of which $1.9 million represents accelerated depreciation charges in excess of our normal depreciation. During the first quarter of 2015, we incurred $11.8 million of accelerated depreciation in excess of our normal depreciation associated with the Alton brewery. We expect to incur additional future accelerated depreciation in excess of our normal depreciation of approximately GBP 8 million related to the Burton South brewery through the third quarter of 2017. We do not expect to incur future accelerated depreciation on the Alton and Plovdiv breweries. We may recognize other charges or benefits related to these brewery closures, which cannot currently be estimated and will be recorded within special items.
Molson Coors International Segment

	Three Months Ended
	March 31, 2016	March 31, 2015	% change
	(In millions, except percentages)
Volume in hectoliters(1)	0.305	0.314	(2.9)%
Sales	$36.6	$34.7	5.5%
Excise taxes	(5.6)	(5.6)	—%
Net sales	31.0	29.1	6.5%
Cost of goods sold(2)	(20.6)	(19.2)	7.3%
Gross profit	10.4	9.9	5.1%
Marketing, general and administrative expenses	(12.7)	(14.6)	(13.0)%
Special items, net	—	—	—%
Operating income (loss)	(2.3)	(4.7)	(51.1)%
Other income (expense), net	—	(0.7)	(100.0)%
Income (loss) from continuing operations before income taxes	$(2.3)	$(5.4)	(57.4)%
Adjusting items
Special items, net	—	—	—%
Non-GAAP: Underlying pretax income (loss)	$(2.3)	$(5.4)	(57.4)%

(1)	Excludes royalty volume of 0.301 million hectoliters and 0.296 million hectoliters for the three months ended March 31, 2016, and March 31, 2015, respectively.

(2)
Reflects gross segment amounts and for each of the three months ended March 31, 2016, and March 31, 2015, includes intercompany cost of goods sold from Europe of $0.9 million. The offset is included within Europe net sales. These amounts are eliminated in the consolidated totals.

Significant events
In the fourth quarter of 2015, a newly elected government in the state of Bihar, India, announced plans to ban the sale of "country" liquor and limit the sale of other forms of alcohol, such as beer, to certain government owned outlets, effective beginning April 1, 2016. On April 5, 2016, just four days after the start of the ban on "country" liquor, the government of the state of Bihar announced immediate changes to the ban, implementing a complete prohibition of the sale and consumption of all forms of alcohol. The prohibition only impacts our operations in the state of Bihar. Our other operations in India, including our Mount Shivalik operations, are not impacted. The expected length of the prohibition is currently unclear and we are assessing options to mitigate the adverse impact of the prohibition, such as exporting to other states, potential alternative business operations and seeking legal remediation. Based on foreign exchange rates as of March 31, 2016, asset classes at risk for future impairment include goodwill of $22.5 million for the India reporting unit, only a portion of which is associated with cash flows in Bihar, properties, net of accumulated depreciation, of $13.9 million, certain current assets of $9.1 million, and intangible assets of $1.1 million.
Foreign currency impact on results
Our MCI segment operates in numerous countries around the world, and each country's operations utilize distinct currencies. Foreign currency movements unfavorably impacted both MCI's USD loss before income taxes and USD underlying pretax loss by $0.2 million for the three months ended March 31, 2016. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Including royalty volumes, MCI total volume decreased 0.7% in the three months ended March 31, 2016, compared to prior year, primarily due to the repatriation of our U.K. Staropramen rights to our European segment along with the substantial restructure of our business in China. This decrease was slightly offset by volume growth in Latin America partially resulting from launching in Colombia, as well as volume growth in India and Japan.
Net sales per hectoliter increased 9.7% in the three months ended March 31, 2016, compared to prior year, primarily due to favorable sales mix changes.
Cost of goods sold
Cost of goods sold per hectoliter increased 10.4% in the three months ended March 31, 2016, compared to prior year, primarily driven by sales mix changes.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 13.0% in the three months ended March 31, 2016, compared to prior year, driven by lower marketing investments and overhead costs primarily related to the substantial restructure of our business in China.
Corporate

	Three Months Ended
	March 31, 2016	March 31, 2015	% change
	(In millions, except percentages)
Volume in hectoliters	—	—	—%
Sales	$0.4	$0.4	—%
Excise taxes	—	—	—%
Net sales	0.4	0.4	—%
Cost of goods sold	2.8	(0.3)	N/M
Gross profit	3.2	0.1	N/M
Marketing, general and administrative expenses	(42.2)	(24.1)	75.1%
Special items, net	—	—	—%
Operating income (loss)	(39.0)	(24.0)	62.5%
Interest expense, net	(48.1)	(30.2)	59.3%
Other income (expense), net	(17.7)	(3.0)	N/M
Income (loss) from continuing operations before income taxes	$(104.8)	$(57.2)	83.2%
Adjusting items:
Acquisition, integration and financing related costs	53.7	—	N/M
Unrealized mark-to-market (gains) and losses	(2.3)	(0.1)	N/M
Non-GAAP: Underlying pretax income (loss)	$(53.4)	$(57.3)	(6.8)%
N/M = Not meaningful

Marketing, general and administrative expenses
Marketing, general and administrative expenses increased by 75.1% during the three months ended March 31, 2016, compared to prior year, primarily due to transaction costs associated with the pending Acquisition.
Interest expense, net
Net interest expense increased 59.3% to $48.1 million for the three months ended March 31, 2016, compared to the prior year, primarily due to the unrealized loss on our swaption and other net interest costs associated with the pending Acquisition.
Other income (expense), net
The increase in other income (expense), net during the three months ended March 31, 2016, compared to prior year, is driven by financing costs incurred on our bridge loan associated with the pending Acquisition.
Liquidity and Capital Resources
Our primary sources of liquidity include cash provided by operating activities and access to external borrowings. We believe that cash flows from operations, including distributions from MillerCoors, and cash provided by short-term and long-term borrowings, when necessary, will be more than adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, anticipated dividend payments, potential stock repurchases and capital expenditures for the next twelve months, and our long-term liquidity requirements. During the three months ended March 31, 2016, we issued and sold equity securities as further discussed below and expect to issue additional long-term debt to fund a portion of the $12.0 billion pending Acquisition, as well as the related transaction costs. See below for additional information on the pending Acquisition. A significant portion of our trade receivables are concentrated in Europe. While these receivables are not concentrated in any specific customer and our allowance on these receivables factors in collectibility, we may encounter difficulties in our ability to collect due to the impact to our customers of any further economic downturn within Europe.
A significant portion of our cash flows from operating activities are generated outside the U.S. in currencies other than USD. As of March 31, 2016, approximately 7% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but under current law would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We accrue for U.S. federal and state tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue for U.S. federal and state tax consequences. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. These financing arrangements, along with the distributions received from MillerCoors, are sufficient to fund our current cash needs in the U.S.
Net Working Capital
As of March 31, 2016, December 31, 2015, and March 31, 2015, we had debt-free net working capital of $2,604.4 million, $70.3 million and negative $36.4 million, respectively. Short-term borrowings and the current portion of long-term debt are excluded from net working capital, as they are not reflective of the ongoing operational requirements of the business. The levels of working capital required to run our business fluctuate with the seasonality in our business. Our working capital is also sensitive to foreign exchange rates, as a significant portion of our current assets and current liabilities are denominated in either CAD or our European operating currencies such as, but not limited to, Euro, British Pound, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu, Bulgarian Lev and Hungarian Forint, while financial results are reported in USD. Below is a table outlining our current and historical net working capital levels:

	As of
	March 31, 2016	December 31, 2015	March 31, 2015(1)
	(In millions)
Current assets	$3,762.8	$1,258.8	$1,276.5
Less: Current liabilities	(1,221.9)	(1,217.2)	(2,253.8)
Add: Current portion of long-term debt and short-term borrowings	63.5	28.7	940.9
Net working capital	$2,604.4	$70.3	$(36.4)

(1)
Amounts have been adjusted to reflect the adoption of the authoritative guidance requiring debt issuance costs to be presented as a direct reduction from the carrying value of the related debt. Separately, during the fourth quarter of 2015, we prospectively adopted authoritative guidance requiring all deferred tax assets and deferred tax liabilities to be presented as non-current on the consolidated balance sheet. Because we adopted this guidance prospectively, the prior period balances have not been retrospectively adjusted and continue to reflect current and non-current classification as historically presented. See Note 2 of the Notes included in our Annual Report for further discussion on the adoption of these pronouncements.

The increase in net working capital from December 31, 2015, to March 31, 2016, and from March 31, 2015, to March 31, 2016, is primarily related to an overall increase in cash balances resulting from the approximate $2.5 billion of net proceeds received from our January 26, 2016, equity offering as further described below.
Cash Flows and Use of Cash
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. "Risk Factors" in our Annual Report.
Cash Flows from Operating Activities
Net cash used in operating activities was $93.4 million for the three months ended March 31, 2016, compared to $202.6 million for the three months ended March 31, 2015. This decrease in cash used was driven by higher cash paid for pension contributions in 2015, including a $227.1 million discretionary payment to our U.K. pension plan, partially offset by higher cash paid for taxes, driven by a $38.8 million tax payment related to the pending Acquisition, as well as higher cash paid for interest, driven by a $37.8 million premium payment on our swaptions related to the pending Acquisition, in the first quarter of 2016.
Cash Flows from Investing Activities
Net cash used in investing activities of $205.5 million for the three months ended March 31, 2016, increased by $12.3 million compared to the three months ended March 31, 2015, driven primarily by higher net investments in MillerCoors.
Cash Flows from Financing Activities
Net cash provided by financing activities was $2,463.6 million for the three months ended March 31, 2016, compared to $123.3 million for the three months ended March 31, 2015. This increase of $2,340.3 million was driven primarily by the approximate $2.5 billion of net proceeds received from our January 26, 2016, equity offering of 29.9 million shares of our Class B common stock to partially fund the pending Acquisition. These proceeds were partially offset by the increase to our dividends paid of $12.1 million related to the incremental shares outstanding, as well as $14.2 million of debt issuance costs related to our financing of the pending Acquisition. This increase to net cash provided by financing activities was also partially offset by $157.8 million of proceeds from our revolving credit facilities and commercial paper during the three months ended March 31, 2015.
Capital Resources
Cash and Cash Equivalents
As of March 31, 2016, we had total cash and cash equivalents of $2,602.9 million, compared to $430.9 million at December 31, 2015, and $317.6 million at March 31, 2015. The increase in cash and cash equivalents at March 31, 2016, from December 31, 2015, was primarily driven by the approximate $2.5 billion of net proceeds from our January 26, 2016, equity offering of 29.9 million shares of our Class B common stock related to the pending Acquisition. Our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 90 days or less. These investments are viewed by management as low-risk investments and on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary. We also utilize cash pooling arrangements to facilitate the access to cash across our geographies. Additionally, in order to maximize the yield on the cash received from the equity issuance, while maintaining the ability to readily access these funds, MCBC has strategically invested the proceeds in various fixed rate deposit and money market accounts with terms of three months or less.

Borrowings
The majority of our outstanding borrowings as of March 31, 2016, consisted of fixed-rate senior notes, with maturities ranging from 2017 to 2042. We also hold short-term borrowings primarily related to overdrafts on our cross-border cross-currency cash pool arrangement and overdraft facilities. Additionally, in association with the pending Acquisition, we have a bridge loan agreement that provides for a 364-day bridge loan facility of up to $9.3 billion, which has been subsequently reduced to $6.8 billion by the net proceeds received from our equity offering in the first quarter of 2016, as well as a term loan agreement that provides for a total term loan commitments of $1.5 billion in a 3-year tranche and $1.5 billion in a 5-year tranche, for an aggregate principal amount of $3.0 billion. We have not drawn on the bridge loan or the term loan as of March 31, 2016. See Part I—Item 1. Financial Statements, Note 11, "Debt" to the unaudited condensed consolidated financial statements for details of our outstanding borrowings as of March 31, 2016, and December 31, 2015.
Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on such credit facilities if the need arises. There were no outstanding borrowings under our $750 million revolving credit facility as of March 31, 2016. As we had no outstanding borrowings as of March 31, 2016, under our commercial paper program, we have $750.0 million available to draw on under this revolving credit facility. We also have Japanese Yen ("JPY") overdraft facilities, CAD and British Pound ("GBP") lines of credit with several banks should we need additional short-term liquidity. We also currently utilize and will further utilize our cross-border, cross currency cash pool as well as our commercial paper program for liquidity needs after this revolving credit facility expires in 2019.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions. The covenants specify that our leverage ratio cannot exceed 3.5x debt to EBITDA, as defined in our credit agreement. As of March 31, 2016, and December 31, 2015, we were in compliance with all of these restrictions and have met all debt payment obligations. As part of our anticipated financing for the pending Acquisition, we amended our $750 million revolving multi-currency credit facility during the fourth quarter of 2015 to increase the maximum leverage ratio to 5.75x debt to EBITDA effective following the completion of the pending Acquisition, with a decline to 3.75x debt to EBITDA in the fourth year following the closing of the pending Acquisition.
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
Foreign Exchange
Foreign exchange risk is inherent in our operations primarily due to the significant operating results that are denominated in currencies other than USD. Our approach is to reduce the volatility of cash flows and reported earnings which result from currency fluctuations rather than business related factors. Therefore, we closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to foreign currency fluctuations. Our financial risk management policy is intended to offset a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. See Part II—Item 8. Financial Statements and Supplementary Data, Note 16, "Derivative Instruments and Hedging Activities" of our Annual Report for additional information on our financial risk management strategies.
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

	Three Months Ended
	March 31, 2016	March 31, 2015
Weighted-Average Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.34	1.24
Euro (EUR)	0.91	0.89
British Pound (GBP)	0.70	0.66
Czech Koruna (CZK)	24.40	24.60
Croatian Kuna (HRK)	6.86	6.88
Serbian Dinar (RSD)	111.73	109.08
New Romanian Leu (RON)	4.12	3.92
Bulgarian Lev (BGN)	1.78	1.72
Hungarian Forint (HUF)	284.51	273.14

	As of
	March 31, 2016	December 31, 2015
Closing Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.30	1.38
Euro (EUR)	0.88	0.92
British Pound (GBP)	0.70	0.68
Czech Koruna (CZK)	23.76	24.88
Croatian Kuna (HRK)	6.61	7.04
Serbian Dinar (RSD)	107.87	111.86
New Romanian Leu (RON)	3.93	4.16
Bulgarian Lev (BGN)	1.72	1.80
Hungarian Forint (HUF)	275.92	290.44
The weighted-average exchange rates for the three months ended March 31, 2016, and March 31, 2015, have been calculated based on the average of the foreign exchange rates during the relevant period and have been weighted according to the foreign denominated earnings before interest and taxes of the USD equivalent.
If foreign currencies in the countries in which we operate devalue significantly in future periods, most significantly the CAD and European operating currencies included in the above table, then the impact on USD reported earnings may be material.
Capital Expenditures
We incurred $34.4 million, and have paid $71.1 million, for capital improvement projects worldwide in the three months ended March 31, 2016, excluding capital spending by MillerCoors and other equity method joint ventures, representing a decrease of $16.1 million from the $50.5 million of capital expenditures incurred in the three months ended March 31, 2015. We expect to incur total capital expenditures for 2016 of approximately $300 million, based on foreign exchange rates as of March 31, 2016, excluding capital spending by MillerCoors and other equity method joint ventures or consideration of the potential implications of the pending Acquisition. We have increased our focus on where and how we employ our planned capital expenditures, specifically strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.

Contractual Obligations and Commercial Commitments
Contractual Cash Obligations as of March 31, 2016
A summary of our consolidated contractual cash obligations as of March 31, 2016, and based on foreign exchange rates at March 31, 2016, is as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Debt obligations	$3,040.1	$63.5	$992.1	$384.5	$1,600.0
Interest payments on debt obligations	1,634.8	111.2	184.6	160.4	1,178.6
Retirement plan expenditures	79.3	11.4	14.6	15.2	38.1
Operating leases	125.8	32.8	49.9	25.8	17.3
Other long-term obligations	2,840.7	752.1	721.1	591.2	776.3
Total obligations	$7,720.7	$971.0	$1,962.3	$1,177.1	$3,610.3
See Part II - Item 7. Management's Discussion and Analysis, Contractual Obligations and Commercial Commitments in our Annual Report; Part I - Item 1. Financial Statements, Note 11, "Debt", Note 13, "Derivative Instruments and Hedging Activities", Note 14, "Pension and Other Postretirement Benefits" and Note 15, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for additional information.
Other commercial commitments as of March 31, 2016
Based on foreign exchange rates as of March 31, 2016, future commercial commitments are as follows:

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$43.2	$42.0	$1.2	$—	$—

Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. Additionally, during the first quarter of 2016, first quarter of 2015 and fourth quarter of 2014, we received assessments from a local country regulatory authority related to indirect tax calculations in our Europe operations. While we intend to vigorously challenge the validity of the assessments and defend our position, if the assessments, as issued, are ultimately upheld, they could materially affect our results of operations. See further discussion as described in Part I—Item 1. Financial Statements, Note 15, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for additional information.

Off-Balance Sheet Arrangements
In accordance with generally accepted accounting principles in the U.S., our operating leases are not reflected in our unaudited condensed consolidated balance sheets. Refer to Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report for further discussion of these off-balance sheet arrangements. As of March 31, 2016, we did not have any other material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook for 2016
In the remainder of 2016, we will continue to drive our first choice for consumer and customer agenda in the geographies and segments in which we operate. As we move into peak season this year, we are seeing additional competitive pricing pressure, and we intend to step up our brand investments significantly, particularly in the second quarter.
In Canada, the restructuring of our brand portfolio is largely complete and gaining traction. In the first quarter of 2016, we achieved strong volume growth behind both Coors Banquet and Pilsner. We also continued to see strong momentum for our craft brands, Creemore Springs and Granville Island, as well as in our Mexican portfolio with Sol and Dos Equis and in flavored malt beverages with Mad Jack. At the end of the first quarter of 2016, we launched Mad Jack Root Beer and Mad Jack Ginger Ale, the first major hard soda entries in Canada. We continue to focus on accelerating growth for our core brands Coors Light and Molson Canadian as our biggest opportunity and challenge. Coors Light brand health has improved behind our North American packaging update, which continued to roll out during the first quarter of 2016, along with proprietary executions that drove positive momentum in social engagement. For Molson Canadian, following another successful "Anything for Hockey" campaign in the first quarter of 2016, we will continue into peak season with strong programming and new communications that celebrate all of the rich qualities of our beer and our Canadian identity. Operationally, we continue on our mission to be first choice for consumers and customers, focusing on our field sales management program to deliver brilliant store level execution across space, assortment and pricing. In 2016, we will also continue to restructure our supply chain to ensure we are fit for the future. The sale of our Vancouver Brewery at the end of the first quarter of 2016 was a significant first step toward allowing us to build a more efficient and flexible brewery over the next few years.
We expect our 2016 Canada cost of goods sold per hectoliter to increase at a low-single-digit rate in local currency.
In the U.S., MillerCoors began to drive substantial changes to the business beginning in the second half of 2015 that were necessary to create the foundation for volume growth that we aim to achieve by 2019. As we work to close the pending Acquisition, MillerCoors remains disciplined, decisive and accountable for growing the business, transforming its portfolio, and driving value for our shareholders. In American light lagers, we continue to gain momentum behind the revitalization of our two largest U.S. brands, Coors Light and Miller Lite. In above premium, we continue to focus on higher-margin offerings that can scale and stick, including strong early response from the launch of Henry’s Hard Orange and Henry's Hard Ginger Ale Sodas, and later this year we will introduce a cherry cola flavor. MillerCoors has also made the decision to offer its fastest growing Leinenkugel’s extension, Leinenkugel’s Grapefruit Shandy, on a year-round basis to strengthen the Leinenkugel's brand family, which alongside Blue Moon Belgian White forms the base of a formidable craft portfolio. In cider, we are broadening the appeal of Smith & Forge Hard Cider by adding a bottle package to the lineup. We will continue to build first choice customer partnerships with our Building with Beer retail strategy, which leverages the higher velocity and broad appeal of American light lagers, and we plan to expand this valuable tool beyond the on-premise to additional channels in the balance of the year.
We expect MillerCoors 2016 cost of goods sold per hectoliter to be approximately in line with prior year.
In Europe, we achieved top-line performance in the first quarter of 2016 on the strength of our core brands and the addition of the Rekorderlig cider and Staropramen brands in the U.K. Although the increased brand amortization expense will present a headwind for the next two quarters, we will continue to invest in our core brand portfolio across Europe to grow share of segment. The latest example of high-value brand investments is our recently announced global sponsorship as the official beer partner of the English Premier League. This sponsorship reaches well beyond Carling in the U.K., as it allows us to leverage any brand in any market with one of the most popular sports properties globally. We will also continue to premiumise our portfolio, with Coors Light, the Sharp's portfolio led by Doom Bar, Republic of Ireland's leading craft brand Franciscan Well, Cobra, Rekorderlig and Staropramen. To ensure that our supply chain is fit for the future, we are progressing with our Burton South brewery closure and the transition of production to our recently modernized Burton North brewery by the end of 2017.
We expect our 2016 Europe cost of goods sold per hectoliter to increase at a low-single-digit rate versus 2015 in local currency.
MCI is focused on attaining profitability in 2016 on a constant-currency basis versus 2013, when we made this commitment, and continuing to accelerate our overall growth and expansion in existing and select new markets. Upon closing on the pending Acquisition, we are planning to integrate the Miller brands into our international portfolio and leverage a footprint that complements our growth strategy and allows us to gain entrance into high-priority markets, while increasing our business scale in current markets. We also intend to continue to drive rapid growth for Coors Light in Latin America, including the high-potential Colombia market, where we launched in the fourth quarter of 2015. In the future, we expect the Coors, Miller and Staropramen brands to form the foundation of our international brand portfolio. In India, we will continue to add scale through our Mount Shivalik business, which we acquired last year, as we develop contingency plans related to the Bihar alcohol prohibition.
We expect our 2016 MCI cost of goods sold per hectoliter to increase at a high-single-digit rate in local currency.
We expect 2016 marketing, general and administrative expense in Corporate to be approximately $120 million, excluding costs related to the pending Acquisition.
We currently anticipate approximately $10 million of cash contributions to our defined benefit pension plans in 2016, based on foreign exchange rates at March 31, 2016, which includes $6.7 million of contributions made in the first quarter of

2016. MillerCoors, BRI and BDL contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements.
Pending Acquisition
In 2015 we entered into a definitive agreement to purchase the remaining 58% of SABMiller’s economic interest and 50% voting interest in MillerCoors, as well as all trademarks, contracts and other assets primarily related to the Miller brand portfolio outside of the U.S. and Puerto Rico which we expect to significantly advance our ambition to be the first choice for consumers and customers. We anticipate the pending Acquisition to close in the second half of 2016, subject to necessary regulatory approvals and contingent on the successful closing of the ABI/SABMiller transaction. We expect to replace the outstanding commitment on our bridge loan with long-term financing to partially fund the pending Acquisition. We expect to incur increased general and administrative expenses and costs associated with our anticipated long-term financing, as well as non-operating expenses as a result of the pending Acquisition including transactional costs and current temporary financing costs.
Interest
We anticipate 2016 consolidated net interest expense of approximately $110 million, excluding interest expense and interest income related to the pending Acquisition, based on foreign exchange and interest rates at March 31, 2016.
Tax
Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire, positions are effectively settled, or when additional information becomes available. Excluding any effects of the pending Acquisition, we expect our 2016 underlying effective tax rate to be in the range of 18% to 22%. After 2016, we expect our underlying effective tax rate to be near the low end of our long-term range of 20% to 24%, assuming no further changes in tax laws, settlement of tax audits, adjustments to our uncertain tax positions, or significant acquisitions or divestitures. There are proposed or pending tax law changes in various jurisdictions in which we do business that, if enacted, may have an impact on our underlying effective tax rate. Additionally, the pending Acquisition, if completed, is expected to increase our effective tax rate.
Dividends
As a result of the pending Acquisition, we plan to maintain our current quarterly dividend of $0.41 per share as we pay down debt, and we will revisit our dividend policy once deleveraging is well underway.
Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first quarter of 2016. Refer to Part I—Item 1. Financial Statements, Note 10, "Goodwill and Intangible Assets" to the unaudited condensed consolidated financial statements for discussion of the results of the 2015 annual impairment testing analysis and the related risks to our indefinite-lived intangible brand assets and goodwill amounts associated with our reporting units.

New Accounting Pronouncements Not Yet Adopted
In March 2016, the Financial Accounting Standards Board ("FASB") issued authoritative guidance intended to simplify and improve several aspects of the accounting for share-based payment transactions. The new guidance includes amendments to share-based accounting for income taxes, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified in the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance.
In February 2016, the FASB issued authoritative guidance intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The guidance should be applied under a modified retrospective transition approach for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. Any leases that expire before the initial application date will not require any accounting adjustment. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance.
In May 2014, the FASB issued authoritative guidance related to new accounting requirements for the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. In March 2016, the FASB issued guidance intended to provide interpretive clarifications related to the principal versus agent considerations in the new revenue recognition standard. This guidance clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued further amendments intended to reduce the cost and complexity surrounding identifying performance obligations and to improve the operability and understandability of the licensing implementation guidance. The new standard and related amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that annual reporting period. Upon adoption of the new standard, the use of either a full retrospective or cumulative effect transition method is permitted. We have not yet selected a transition method and are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance.
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
For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Item 1. Financial Statements, Note 13, "Derivative Instruments and Hedging Activities", to the unaudited condensed consolidated financial statements. On a rolling twelve-month basis, maturities of derivative financial instruments held on March 31, 2016, based on foreign exchange rates as of March 31, 2016, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$15.9	$20.6	$(3.9)	$(0.8)	$—

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
The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolios, with the exception of interest rate risk to our interest rate swaps in which we have applied an absolute 1% adverse change to the respective instrument's interest rate:

	As of
	March 31, 2016	December 31, 2015
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(38.0)	$(29.7)
Foreign currency denominated debt	$(109.8)	$(103.1)
Interest rate risk:
Debt	$(99.9)	$(99.6)
Swaptions	$(16.4)	$—
Commodity price risk:
Swaps	$(11.5)	$(9.4)
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
On December 12, 2014, a notice of action captioned David Hughes and 631992 Ontario Inc. v. Liquor Control Board of Ontario, Brewers Retail Inc., Labatt Breweries of Canada LP, Molson Coors Canada and Sleeman Breweries Ltd. No. CV-14-518059-00CP was filed in Ontario, Canada in the Ontario Superior Court of Justice. Brewers Retail Inc. ("BRI") and its owners, including Molson Coors Canada, as well as the Liquor Control Board of Ontario ("LCBO") are named as defendants in the action. The plaintiffs allege that The Beer Store (retail outlets owned and operated by BRI) and LCBO improperly entered into an agreement to fix prices and market allocation within the Ontario beer market to the detriment of licensees and consumers. The plaintiffs seek to have the claim certified as a class action on behalf of all Ontario beer consumers and licensees and, among other things, damages in the amount of Canadian Dollar ("CAD") 1.4 billion. We note that The Beer Store operates according to the rules established by the Government of Ontario for regulation, sale and distribution of beer in the province. Additionally, prices at The Beer Store are independently set by each brewer and are approved by the LCBO on a weekly basis. Accordingly, we intend to vigorously assert and defend our rights in this lawsuit. See Part I—Item 1. Financial Statements, Note 15, "Commitments and Contingencies" of the unaudited condensed consolidated financial statements for additional information.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
The following are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q:
(a)   Exhibits

Exhibit Number	Document Description
2.1**	Amendment No. 1 to Purchase Agreement, dated as of March 25, 2016, between Anheuser-Busch Inbev SA/NV and Molson Coors Brewing Company.
10.1+
Offer Letter, dated as of March 29, 2016, between Mauricio Restrepo and Molson Coors Brewing Company (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on March 31, 2016).

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

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2016, and March 31, 2015, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016, and March 31, 2015, (iii) the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2016, and December 31, 2015, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016, and March 31, 2015, (v) the Notes to Unaudited Condensed Consolidated Financial Statements, and (vi) document and entity information.

**
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

MOLSON COORS BREWING COMPANY
By:	/s/ BRIAN C. TABOLT
Brian C. Tabolt Global Controller (Chief Accounting Officer) May 3, 2016