Form 10-Q
period 2016-06-30
MOLSON COORS BREWING CO
filed 2016-08-02
CIK 24545

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 28, 2016:
Class A Common Stock— 2,561,901 shares
Class B Common Stock—193,918,501 shares
Exchangeable shares:
As of July 28, 2016, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares—2,887,384 shares
Class B Exchangeable shares—15,407,950 shares
The Class A exchangeable shares and Class B exchangeable shares are shares of the share capital in Molson Coors Canada Inc., a wholly-owned subsidiary of the registrant. They are publicly traded on the Toronto Stock Exchange under the symbols TPX.A and TPX.B, respectively. These shares are intended to provide substantially the same economic and voting rights as the corresponding class of Molson Coors common stock in which they may be exchanged. In addition to the registered Class A common stock and the Class B common stock, the registrant has also issued and outstanding one share each of a Special Class A voting stock and Special Class B voting stock. The Special Class A voting stock and the Special Class B voting stock provide the mechanism for holders of Class A exchangeable shares and Class B exchangeable shares to be provided instructions to vote with the holders of the Class A common stock and the Class B common stock, respectively. The holders of the Special Class A voting stock and Special Class B voting stock are entitled to one vote for each outstanding Class A exchangeable share and Class B exchangeable share, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The Special Class A voting stock and Special Class B voting stock are subject to a voting trust arrangement. The trustee which holds the Special Class A voting stock and the Special Class B voting stock is required to cast a number of votes equal to the number of then-outstanding Class A exchangeable shares and Class B exchangeable shares, respectively, but will only cast a number of votes equal to the number of Class A exchangeable shares and Class B exchangeable shares as to which it has received voting instructions from the owners of record of those Class A exchangeable shares and Class B exchangeable shares, other than the registrant or its subsidiaries, respectively, on the record date, and will cast the votes in accordance with such instructions so received.

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under the heading "Outlook for 2016" therein, relating to the pending acquisition of the remaining 58% economic interest and 50% voting interest in MillerCoors LLC and all trademarks, contracts and other assets primarily related to the Miller brand portfolio outside of the U.S. and Puerto Rico, overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, anticipated results, anticipated synergies, expectations for funding future capital expenditures and operations, debt service capabilities, shipment levels and profitability, market share and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies," and variations of such words and similar expressions are intended to identify forward-looking statements.
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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Sales	$1,407.0	$1,433.0	$2,357.8	$2,436.2
Excise taxes	(420.8)	(427.3)	(714.4)	(730.5)
Net sales	986.2	1,005.7	1,643.4	1,705.7
Cost of goods sold	(562.2)	(579.9)	(976.2)	(1,034.7)
Gross profit	424.0	425.8	667.2	671.0
Marketing, general and administrative expenses	(313.6)	(283.3)	(564.5)	(523.9)
Special items, net	(34.5)	(33.7)	74.1	(42.3)
Equity income in MillerCoors	191.9	205.5	334.3	334.8
Operating income (loss)	267.8	314.3	511.1	439.6
Interest income (expense), net	(40.5)	(30.6)	(87.8)	(59.8)
Other income (expense), net	(30.4)	6.3	(45.7)	3.7
Income (loss) from continuing operations before income taxes	196.9	290.0	377.6	383.5
Income tax benefit (expense)	(21.2)	(58.4)	(41.8)	(71.2)
Net income (loss) from continuing operations	175.7	231.6	335.8	312.3
Income (loss) from discontinued operations, net of tax	(1.8)	(0.3)	(2.3)	1.6
Net income (loss) including noncontrolling interests	173.9	231.3	333.5	313.9
Net (income) loss attributable to noncontrolling interests	(1.6)	(2.3)	(2.4)	(3.8)
Net income (loss) attributable to Molson Coors Brewing Company	$172.3	$229.0	$331.1	$310.1
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.81	$1.23	$1.59	$1.66
From discontinued operations	(0.01)	—	(0.01)	0.01
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$0.80	$1.23	$1.58	$1.67
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.81	$1.23	$1.59	$1.65
From discontinued operations	(0.01)	—	(0.01)	0.01
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$0.80	$1.23	$1.58	$1.66
Weighted-average shares—basic	214.7	185.7	209.2	185.8
Weighted-average shares—diluted	215.7	186.5	210.2	186.7
Amounts attributable to Molson Coors Brewing Company
Net income (loss) from continuing operations	$174.1	$229.3	$333.4	$308.5
Income (loss) from discontinued operations, net of tax	(1.8)	(0.3)	(2.3)	1.6
Net income (loss) attributable to Molson Coors Brewing Company	$172.3	$229.0	$331.1	$310.1
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income (loss) including noncontrolling interests	$173.9	$231.3	$333.5	$313.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(153.2)	239.7	113.7	(424.6)
Unrealized gain (loss) on derivative instruments	(6.9)	(10.3)	(26.6)	8.6
Reclassification of derivative (gain) loss to income	(0.7)	(1.6)	(3.1)	(3.0)
Pension and other postretirement benefit adjustments	—	—	—	(1.8)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	7.0	9.3	14.0	18.3
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	16.6	(2.5)	21.4	(0.3)
Total other comprehensive income (loss), net of tax	(137.2)	234.6	119.4	(402.8)
Comprehensive income (loss)	36.7	465.9	452.9	(88.9)
Comprehensive (income) loss attributable to noncontrolling interests	(0.4)	(2.3)	(0.8)	(3.8)
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$36.3	$463.6	$452.1	$(92.7)
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT PAR VALUE) (UNAUDITED)

	As of
	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$2,990.3	$430.9
Accounts receivable, net	563.1	424.7
Other receivables, net	155.1	101.2
Inventories:
Finished	188.4	139.1
In process	17.3	13.0
Raw materials	11.1	18.6
Packaging materials	17.4	8.6
Total inventories	234.2	179.3
Other current assets, net	128.0	122.7
Total current assets	4,070.7	1,258.8
Properties, net	1,539.2	1,590.8
Goodwill	1,943.5	1,983.3
Other intangibles, net	4,928.9	4,745.7
Investment in MillerCoors	2,557.1	2,441.0
Deferred tax assets	28.1	20.2
Notes receivable, net	17.4	19.9
Other assets	237.3	216.6
Total assets	$15,322.2	$12,276.3
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$1,315.6	$1,184.4
Current portion of long-term debt and short-term borrowings	347.0	28.7
Discontinued operations	5.0	4.1
Total current liabilities	1,667.6	1,217.2
Long-term debt	2,680.3	2,908.7
Pension and postretirement benefits	209.1	201.9
Deferred tax liabilities	802.5	799.8
Unrecognized tax benefits	14.3	8.4
Other liabilities	63.8	66.9
Discontinued operations	12.7	10.3
Total liabilities	5,450.3	5,213.2
Commitments and contingencies (Note 15)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value per share (authorized: 500.0 shares; issued: 203.4 shares and 172.5 shares, respectively)	2.0	1.7
Class A exchangeable shares, no par value (issued and outstanding: 2.9 shares and 2.9 shares, respectively)	108.1	108.2
Class B exchangeable shares, no par value (issued and outstanding: 15.4 shares and 16.0 shares, respectively)	580.3	603.0
Paid-in capital	6,556.6	4,000.4
Retained earnings	4,650.6	4,496.0
Accumulated other comprehensive income (loss)	(1,573.9)	(1,694.9)
Class B common stock held in treasury at cost (9.5 shares and 9.5 shares, respectively)	(471.4)	(471.4)
Total Molson Coors Brewing Company stockholders' equity	9,852.3	7,043.0
Noncontrolling interests	19.6	20.1
Total equity	9,871.9	7,063.1
Total liabilities and equity	$15,322.2	$12,276.3
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$333.5	$313.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137.7	158.9
Amortization of debt issuance costs and discounts	35.5	2.6
Share-based compensation	11.5	8.1
(Gain) loss on sale or impairment of properties and other assets, net	(79.8)	(3.5)
Equity income in MillerCoors	(323.2)	(334.8)
Distributions from MillerCoors	323.2	334.8
Equity in net (income) loss of other unconsolidated affiliates	2.4	(1.9)
Excess tax benefits from share-based compensation	(4.4)	(7.6)
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	(5.2)	4.9
Income tax (benefit) expense	41.8	71.2
Income tax (paid) received	(109.1)	(69.0)
Interest expense, excluding interest amortization	95.5	61.0
Interest paid	(95.1)	(59.5)
Pension expense	4.0	7.9
Pension contributions paid	(10.4)	(240.2)
Change in current assets and liabilities (net of impact of business combinations) and other	(95.8)	(47.1)
(Gain) loss from discontinued operations	2.3	(1.6)
Net cash provided by operating activities	264.4	198.1
Cash flows from investing activities:
Additions to properties	(121.6)	(139.8)
Proceeds from sales of properties and other assets	144.6	7.5
Acquisition of businesses, net of cash acquired	—	(51.1)
Investment in MillerCoors	(810.6)	(758.1)
Return of capital from MillerCoors	731.1	692.9
Other	(4.1)	(9.5)
Net cash used in investing activities	(60.6)	(258.1)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,525.9	—
Exercise of stock options under equity compensation plans	5.4	28.6
Excess tax benefits from share-based compensation	4.4	7.6
Dividends paid	(176.5)	(152.3)
Payments for purchase of treasury stock	—	(50.1)
Debt issuance costs	(15.0)	—
Payments on debt and borrowings	(17.9)	(14.6)
Proceeds on debt and borrowings	31.7	27.9
Net proceeds from (payments on) revolving credit facilities and commercial paper	2.5	67.2
Change in overdraft balances and other	(3.9)	(39.0)
Net cash provided by (used in) financing activities	2,356.6	(124.7)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	2,560.4	(184.7)
Effect of foreign exchange rate changes on cash and cash equivalents	(1.0)	(26.1)
Balance at beginning of year	430.9	624.6
Balance at end of period	$2,990.3	$413.8
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments and Corporate. Our reporting segments include: Molson Coors Canada ("MCC" or Canada segment), operating in Canada; MillerCoors LLC ("MillerCoors" or U.S. segment), which is accounted for by us under the equity method of accounting, operating in the United States ("U.S."); Molson Coors Europe (Europe segment), operating in Bosnia-Herzegovina, Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, Republic of Ireland, Romania, Serbia, Slovakia and the United Kingdom ("U.K."); and Molson Coors International ("MCI"), operating in various other countries. Unless otherwise indicated, information in this report is presented in U.S. dollars ("USD" or "$") and comparisons are to comparable prior periods. Our primary operating currencies, other than USD, include the Canadian Dollar ("CAD"), the British Pound ("GBP"), and our Central European operating currencies such as the Euro ("EUR"), Czech Koruna ("CZK"), Croatian Kuna ("HRK") and Serbian Dinar ("RSD").
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
These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 ("Annual Report"), and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements ("Notes") included in our Annual Report. Our accounting policies did not change in the first half of 2016.
The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be achieved for the full year.
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
In May 2014, the FASB issued authoritative guidance related to new accounting requirements for the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. Subsequent to the release of this guidance, the FASB has issued additional updates intended to provide interpretive clarifications and to reduce the cost and complexity of applying the new revenue recognition standard both at transition and on an ongoing basis. The new standard and related amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that annual reporting period. Upon adoption of the new standard, the use of either a full retrospective or cumulative effect transition method is permitted. We have not yet selected a transition method and are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance.
Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our condensed consolidated financial statements.
3. Segment Reporting
Our reporting segments are based on the key geographic regions in which we operate, which are the basis on which our chief operating decision maker evaluates the performance of the business. Our reporting segments consist of Canada, the U.S., Europe and MCI. Corporate is not a segment and primarily includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. No single customer accounted for more than 10% of our consolidated sales for the three and six months ended June 30, 2016, and June 30, 2015, respectively. Net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting sales revenues and income (loss) from continuing operations before income taxes are insignificant (other than those with MillerCoors, see Note 4, "Investments" for additional detail) and eliminated in consolidation.
The following table presents net sales by segment:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In millions)
Canada	$425.9	$444.9	$693.9	$758.4
Europe	522.1	524.8	880.8	882.7
MCI	39.2	37.2	70.2	66.3
Corporate	0.2	0.1	0.6	0.5
Eliminations(1)	(1.2)	(1.3)	(2.1)	(2.2)
Consolidated	$986.2	$1,005.7	$1,643.4	$1,705.7

(1)	Represents inter-segment sales from the Europe segment to the MCI segment.
The following table presents income (loss) from continuing operations before income taxes by segment:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In millions)
Canada	$88.5	$106.1	$235.1	$137.0
U.S.	191.9	205.5	334.3	334.8
Europe	59.0	49.0	57.8	44.9
MCI	(33.4)	(12.2)	(35.7)	(17.6)
Corporate	(109.1)	(58.4)	(213.9)	(115.6)
Consolidated	$196.9	$290.0	$377.6	$383.5
Income (loss) from continuing operations before income taxes includes the impact of special items. Refer to Note 6, "Special Items" for further discussion. Additionally, various costs associated with the pending Acquisition as defined in Note 4, "Investments" and its related financing have been recorded within our Corporate segment for the three and six months ended

June 30, 2016, including $19.6 million and $34.5 million, respectively, of transaction related fees recorded within marketing, general & administrative expenses, $31.8 million and $50.2 million, respectively, of derivative losses and financing costs related to our bridge loan within other income (expense), and $13.3 million and $33.7 million, respectively, of financing costs related to our term loan, losses on our swaptions that settled during the second quarter of 2016, and interest income related to our fixed rate deposit and money market accounts within, interest income (expense) net.
The following table presents total assets by segment:

	As of
	June 30, 2016	December 31, 2015
	(In millions)
Canada	$4,942.1	$4,560.6
U.S.	2,557.1	2,441.0
Europe	4,784.5	4,807.5
MCI(1)	118.0	133.7
Corporate(2)	2,920.5	333.5
Consolidated	$15,322.2	$12,276.3

(1)
Reflects the impact from the impairment recorded in the second quarter of 2016 related to the enactment of total alcohol prohibition in the state of Bihar, India. See Note 10, "Goodwill and Intangible Assets" for further details.

(2)
On February 3, 2016, we received proceeds of $2.5 billion, net of issuance costs, from our equity offering of 29.9 million shares of our Class B common stock. See Note 16, "Pending Acquisition" for further discussion.

4. Investments
Our investments include both equity method and consolidated investments. Those entities identified as variable interest entities ("VIEs") have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, consolidate these entities. None of our consolidated VIEs held debt as of June 30, 2016, or December 31, 2015. We have not provided any financial support to any of our VIEs during the year that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change, and we continually evaluate circumstances that could require consolidation or deconsolidation. As of June 30, 2016, and December 31, 2015, our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K.") and Grolsch U.K. Ltd. ("Grolsch"). Our unconsolidated VIEs are Brewers Retail Inc. ("BRI") and Brewers' Distributor Ltd. ("BDL").
In June 2016, our equity method investment, BRI, and Canadian Imperial Bank of Commerce (“CIBC”) entered into an agreement to extend the term of BRI's CAD 150 million revolving credit facility for an additional year. The extended agreement matures in June 2017, with one-year renewal options subject to approval by CIBC. MCBC, along with two additional shareholders of BRI, each guarantee BRI’s obligations under the facility, with our proportionate share of the guarantee totaling 45.9%. As a result of this guarantee, we have a current liability of $18.8 million and $16.9 million as of June 30, 2016, and December 31, 2015, respectively. The carrying value of the guarantee equals its fair value, which considers an adjustment for our own non-performance risk and is considered a Level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our equity method investment within the unaudited condensed consolidated balance sheets. The guarantee liability was calculated based on our proportionate 45.9% share of BRI’s total revolving credit facility outstanding balance at June 30, 2016. The resulting change in our equity method investment during the year due to movements in the guarantee represents a non-cash investing activity.
In 2015, we, along with the other owners of BRI and the Province of Ontario, agreed to revise the ownership structure of BRI. The new BRI shareholder agreement (“New Shareholder Agreement”) incorporating these changes became effective at the beginning of 2016, at which time BRI converted all existing capital stock into a new share class, as well as created a separate share class to facilitate new and existing brewer participation and governance. While governance and board of director participation continues to have the ability to fluctuate based on market share relative to the other owners, our equity interest has become fixed under the New Shareholder Agreement. We have evaluated the changes within the New Shareholder Agreement from a primary beneficiary perspective and concluded that we will continue to account for BRI as an equity method investment, as control of BRI continues to be shared under the New Shareholder Agreement.

Equity Investments
Investment in MillerCoors
On November 11, 2015, we entered into a purchase agreement with Anheuser-Busch InBev SA/NV to acquire all of SABMiller plc's (“SABMiller”) 58% economic interest and 50% voting interest in MillerCoors and all trademarks, contracts and other assets primarily related to the Miller brand portfolio outside of the U.S. and Puerto Rico as described in the Purchase Agreement (the "Acquisition"). Following the closing of the pending Acquisition, we will own 100% of the outstanding equity and voting interests of MillerCoors. See further details regarding the pending Acquisition in Note 16, "Pending Acquisition".
Summarized financial information for MillerCoors is as follows:
Condensed Balance Sheets

	As of
	June 30, 2016	December 31, 2015
	(In millions)
Current assets	$966.3	$800.5
Non-current assets	9,014.4	9,099.5
Total assets	$9,980.7	$9,900.0
Current liabilities	$1,118.4	$1,180.1
Non-current liabilities	1,278.5	1,407.0
Total liabilities	2,396.9	2,587.1
Noncontrolling interests	19.7	20.1
Owners' equity	7,564.1	7,292.8
Total liabilities and equity	$9,980.7	$9,900.0
The following represents our proportionate share in MillerCoors' equity and reconciliation to our investment in MillerCoors:

	As of
	June 30, 2016	December 31, 2015
	(In millions, except percentages)
MillerCoors owners' equity	$7,564.1	$7,292.8
MCBC economic interest	42%	42%
MCBC proportionate share in MillerCoors equity	3,176.9	3,063.0
Difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(1)	(654.8)	(657.0)
Accounting policy elections	35.0	35.0
Investment in MillerCoors	$2,557.1	$2,441.0

(1)
Our net investment in MillerCoors is based on the carrying values of the net assets contributed to the joint venture which is less than our proportionate share of underlying equity (42%) of MillerCoors (contributed by both Coors Brewing Company and Miller Brewing Company ("Miller")). This basis difference, with the exception of certain non-amortizing items (goodwill, land, etc.), is being amortized as additional equity income over the remaining useful lives of the contributed long-lived amortizing assets.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In millions)
Net sales	$2,126.7	$2,202.7	$3,942.8	$3,977.3
Cost of goods sold	(1,174.5)	(1,240.5)	(2,207.5)	(2,316.7)
Gross profit	$952.2	$962.2	$1,735.3	$1,660.6
Operating income(1)	$435.7	$493.4	$772.2	$802.7
Net income attributable to MillerCoors(1)	$429.5	$487.2	$764.8	$791.8

(1)
Results include special charges related to the planned closure of the Eden, North Carolina, brewery of $39.4 million and $76.3 million for the three and six months ended June 30, 2016, respectively, including $33.0 million and $68.9 million of accelerated depreciation in excess of normal depreciation associated with the brewery, and $6.4 million and $7.4 million of other charges, respectively.

The following represents our proportionate share in net income attributable to MillerCoors reported under the equity method of accounting:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In millions, except percentages)
Net income attributable to MillerCoors	$429.5	$487.2	$764.8	$791.8
MCBC economic interest	42%	42%	42%	42%
MCBC proportionate share of MillerCoors net income	180.4	204.6	321.2	332.6
Amortization of the difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors	1.1	1.3	2.2	2.4
Share-based compensation adjustment(1)	(0.7)	(0.4)	(0.2)	(0.2)
U.S. import tax benefit(2)	11.1	—	11.1	—
Equity income in MillerCoors	$191.9	$205.5	$334.3	$334.8

(1)
The net adjustment is to eliminate all share-based compensation impacts related to pre-existing SABMiller plc equity awards held by former Miller employees employed by MillerCoors, as well as to add back all share-based compensation impacts related to pre-existing MCBC equity awards held by former MCBC employees who transferred to MillerCoors.

(2)
Represents an $11.1 million benefit associated with an anticipated refund to Coors Brewing Company ("CBC"), a wholly-owned subsidiary of Molson Coors, of U.S. federal excise tax paid on products imported by CBC based on qualifying volumes exported by CBC from the U.S. Due to administrative restrictions outlined within the legislation enacted in 2016, the anticipated refund is not expected to be received until 2018. Accordingly, the anticipated refund amount represents a non-current receivable which has been recorded within other non-current assets on the unaudited condensed consolidated balance sheet as of June 30, 2016.

The following table summarizes our transactions with MillerCoors:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In millions)
Beer sales to MillerCoors	$2.6	$3.2	$4.6	$6.0
Beer purchases from MillerCoors	$12.2	$10.2	$22.1	$19.3
Service agreement costs and other charges to MillerCoors	$0.6	$0.7	$1.3	$1.3
Service agreement costs and other charges from MillerCoors	$0.1	$0.2	$0.2	$0.6
As of June 30, 2016, and December 31, 2015, we had $9.0 million and $7.6 million of net payables due to MillerCoors, respectively.
Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	June 30, 2016		December 31, 2015
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Grolsch	$5.5	$0.1	$6.9	$3.3
Cobra U.K.	$17.1	$0.5	$30.2	$0.9

5. Share-Based Payments
We have one incentive compensation plan, the MCBC Incentive Compensation Plan (the "Incentive Compensation Plan"), and all outstanding equity awards were issued under the Incentive Compensation Plan. During the six months ended June 30, 2016, and June 30, 2015, we recognized share-based compensation expense related to the following Class B common stock awards to certain directors, officers and other eligible employees, pursuant to the Incentive Compensation Plan: restricted stock units ("RSUs"), deferred stock units ("DSUs"), performance share units ("PSUs") and stock options. Additionally, we recognized share-based compensation expense related to performance units ("PUs") during the six months ended June 30, 2015. These awards fully vested in the first quarter of 2015 and no further PUs have since been issued. The settlement amount of the PSUs is determined based on market and performance metrics, which include our total shareholder return performance relative to the S&P 500 and specified internal performance metrics designed to drive greater shareholder return. PSU compensation expense is based on a fair value assigned to the market metric using a Monte Carlo model, which will remain constant throughout the vesting period of three years, and a performance multiplier, which will vary due to changing estimates of the performance metric condition.
The following table summarizes share-based compensation expense and includes share-based compensation related to pre-existing MCBC equity awards held by former MCBC employees that have transferred to MillerCoors:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In millions)
Pretax compensation expense	$6.4	$4.9	$13.1	$8.1
Tax benefit	(1.9)	(1.3)	(3.8)	(2.1)
After-tax compensation expense	$4.5	$3.6	$9.3	$6.0
The increase in expense in the first half of 2016 was primarily driven by performance metrics increasing the fair value of our PSUs.
As of June 30, 2016, there was $45.0 million of total unrecognized compensation expense from all share-based compensation arrangements granted under the Incentive Compensation Plan, related to unvested awards. This compensation expense is expected to be recognized over a weighted-average period of 2.0 years.

The following table represents non-vested RSUs, DSUs and PSUs as of June 30, 2016, and the activity during the six months ended June 30, 2016:

	RSUs and DSUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 31, 2015	0.6	$56.23	0.5	$57.01
Granted	0.2	$89.62	0.1	$90.49
Vested	(0.2)	$44.04	(0.2)	$43.10
Forfeited	(0.1)	$60.51	—	$—
Non-vested as of June 30, 2016	0.5	$71.54	0.4	$72.68
The weighted-average fair value per unit for the non-vested PSUs is $95.77 as of June 30, 2016.
The following table represents the summary of stock options and stock-only stock appreciation rights ("SOSARs") outstanding as of June 30, 2016, and the activity during the six months ended June 30, 2016:

	Shares outstanding	Weighted-average exercise price per share	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2015	1.3	$49.49	4.8	$58.0
Granted	0.1	$92.04
Exercised	(0.2)	$45.44
Forfeited	—	$—
Outstanding as of June 30, 2016	1.2	$55.36	5.2	$56.3
Exercisable at June 30, 2016	1.0	$47.81	4.1	$51.4
The total intrinsic values of stock options exercised during the six months ended June 30, 2016, and June 30, 2015, were $9.9 million and $25.7 million, respectively. During the six months ended June 30, 2016, and June 30, 2015, cash received from stock option exercises was $5.4 million and $28.6 million, respectively, and the total excess tax benefit from these stock option exercises and other awards was $4.4 million and $7.6 million, respectively.
The fair value of each option granted in the first half of 2016 and 2015 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended
	June 30, 2016	June 30, 2015
Risk-free interest rate	1.40%	1.70%
Dividend yield	1.81%	2.20%
Volatility range	23.16%-24.64%	21.65%-29.90%
Weighted-average volatility	23.53%	23.71%
Expected term (years)	5.2	5.7
Weighted-average fair market value	$16.65	$13.98
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

The fair value of the market metric for each PSU granted in the first half of 2016 and 2015 was determined on the date of grant using a Monte Carlo model to simulate total shareholder return for MCBC and peer companies with the following weighted-average assumptions:

	Six Months Ended
	June 30, 2016	June 30, 2015
Risk-free interest rate	1.04%	1.06%
Dividend yield	1.81%	2.20%
Volatility range	14.10%-77.11%	12.73%-62.28%
Weighted-average volatility	23.68%	21.53%
Expected term (years)	2.8	2.8
Weighted-average fair market value	$90.49	$74.42
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
As of June 30, 2016, there were 6.4 million shares of the Company's Class B common stock available for issuance as awards under the Incentive Compensation Plan.
6. Special Items
We have incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these charges (benefits) as special items. The table below summarizes special items recorded by segment:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In millions)
Employee-related restructuring charges
Europe	$(0.2)	$0.2	$(1.8)	$(1.0)
MCI(1)	—	3.2	—	3.2
Impairments or asset abandonment charges
Canada - Asset abandonment(2)	1.4	8.2	2.5	8.2
Europe - Asset abandonment(3)	2.5	9.3	4.8	21.1
MCI - Asset write-off and impairment(1)	30.8	3.2	30.8	3.2
Unusual or infrequent items
Europe - Flood loss (insurance reimbursement), net	—	(0.4)	—	(2.4)
Other (gains) losses
Canada - Gain on sale of asset(2)	—	—	(110.4)	—
Europe - Termination fee expense, net(4)	—	10.0	—	10.0
Total Special items, net	$34.5	$33.7	$(74.1)	$42.3

(1)
Based on an interim impairment assessment performed during the second quarter of 2016, which was triggered by the enactment of total alcohol prohibition in the state of Bihar, India on April 5, 2016, we recorded an impairment loss in the second quarter of 2016. See Note 10, "Goodwill and Intangible Assets" for additional details.

During the second quarter of 2015, we announced our decision to substantially restructure our business in China and consequently, recognized employee-related charges and asset write-off charges, including $0.7 million of accelerated depreciation for the three and six months ended June 30, 2015.

(2)
As a result of the ongoing strategic review of our Canadian supply chain network, in October 2015, we entered into an agreement to sell our Vancouver brewery for CAD 185.0 million, with the intent to use the proceeds from the sale to help fund the construction of an efficient and flexible brewery in British Columbia. The sale was fully completed on March 31, 2016, resulting in a $110.4 million gain, which was recorded as a special item in the first quarter of 2016. The net cash proceeds of CAD 183.1 million ($140.8 million), which remained in trust following the completion of the sale, were received on April 1, 2016, and are reflected as a cash inflow from investing activities on the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2016.
Further, in conjunction with the Vancouver brewery sale, we agreed to leaseback the existing property to continue operations on an uninterrupted basis, while the new brewery is being constructed, for a cost of approximately CAD 5 million per annum. During the three and six months ended June 30, 2016, we also incurred other abandonment charges, including accelerated depreciation charges in excess of normal depreciation of $1.3 million and $2.4 million, respectively, related to equipment that continues to be owned by the Company and utilized during the leaseback period to support ongoing operations. We currently plan to dispose of this equipment following the brewery closure. We expect to incur additional special charges, including estimated accelerated depreciation charges of approximately CAD 16 million, through final closure of the brewery, which is currently anticipated to occur at the end of 2018. We have evaluated this transaction pursuant to the accounting guidance for sale-leaseback transactions, and concluded that the relevant criteria had been met for full gain recognition.
Separately, during the three and six months ended June 30, 2015, we incurred special charges related to the closure of a bottling line within our Toronto brewery as part of an ongoing strategic review of our Canadian supply chain network, including accelerated depreciation of $7.9 million for the three and six months ended June 30, 2015.

(3)
As part of our continued strategic review of our European supply chain network, for the three and six months ended June 30, 2016, we incurred special charges associated with the closure of our Burton South, Plovdiv and Alton breweries, including $2.0 million and $3.9 million, respectively, of accelerated depreciation charges in excess of our normal depreciation associated with the Burton South brewery. For the three and six months ended June 30, 2015, we incurred $8.0 million and $19.8 million, respectively, of accelerated depreciation in excess of our normal depreciation in addition to other costs incurred associated with the closure of the Alton brewery.

We expect to incur additional future accelerated depreciation in excess of our normal depreciation of approximately GBP 7 million related to the Burton South brewery through the third quarter of 2017. We do not expect to incur future accelerated depreciation on the Alton and Plovdiv breweries. We may recognize other charges or benefits related to these brewery closures, which cannot currently be estimated and will be recorded within special items.

(4)
In December 2013, we entered into an agreement with Heineken to early terminate our contract brewing and kegging agreement with Heineken under which we produced and packaged the Foster's and Kronenbourg brands in the U.K. As a result of the termination, Heineken agreed to pay us an aggregate early termination payment of GBP 13.0 million, of which we received GBP 5.0 million in 2014 and the remaining GBP 8.0 million on April 30, 2015. The full amount of the termination payment received ($19.4 million upon recognition) is included as income within special items for the three and six months ended June 30, 2015.

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
Restructuring Activities
We have continued our ongoing assessment of our supply chain strategies across our segments in order to align with our cost saving objectives. As part of this strategic review, which began in 2014, we have started closing certain breweries including the Alton and Plovdiv breweries and the planned closures of the Vancouver and Burton South breweries. As a result of these restructuring activities, we have reduced employment levels by approximately 380 employees, of which approximately 308 and 72 relate to 2015 and 2014 restructuring programs, respectively. Consequently, we recognized severance and other employee-related charges, which we have recorded as special items within our unaudited condensed consolidated statements of operations. We will continue to evaluate our supply chain network and seek opportunities for further efficiencies and cost savings, and we therefore may incur additional restructuring related charges in the future.

The accrued restructuring balances represent expected future cash payments required to satisfy the remaining severance obligations to terminated employees, the majority of which we expect to be paid in the next 12 to 30 months. The table below summarizes the activity in the restructuring accruals by segment:

	Canada	Europe	MCI	Corporate	Total
	(In millions)
Total at December 31, 2015	$2.3	$5.6	$1.3	$—	$9.2
Payments made	(0.1)	(0.6)	(1.3)	—	(2.0)
Changes in estimates	—	(1.8)	—	—	(1.8)
Foreign currency and other adjustments	0.1	(0.4)	—	—	(0.3)
Total at June 30, 2016	$2.3	$2.8	$—	$—	$5.1

	Canada	Europe	MCI	Corporate	Total
	(In millions)
Total at December 31, 2014	$3.8	$11.5	$—	$0.2	$15.5
Charges incurred	—	0.2	3.2	—	3.4
Payments made	(2.1)	(5.7)	—	(0.2)	(8.0)
Changes in estimates	—	(1.2)	—	—	(1.2)
Foreign currency and other adjustments	(0.2)	(0.2)	—	—	(0.4)
Total at June 30, 2015	$1.5	$4.6	$3.2	$—	$9.3

7. Other Income and Expense

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In millions)
Bridge loan commitment fees(1)	$(20.2)	$—	$(38.6)	$—
Gain on sale of non-operating asset	—	3.3	—	3.3
Gain (loss) from other foreign exchange and derivative activity, net(2)	(10.6)	2.7	(6.9)	0.1
Other, net	0.4	0.3	(0.2)	0.3
Other income (expense), net	$(30.4)	$6.3	$(45.7)	$3.7

(1)
During the first half of 2016, we recognized amortization of commitment fees and other financing costs incurred in connection with our bridge loan agreement entered into subsequent to the announcement of the pending Acquisition of MillerCoors. In conjunction with the July 7, 2016, issuance of the 2016 Notes, as defined in Note 11, "Debt", we terminated the bridge loan agreement and accelerated the remaining unamortized fees of approximately $24 million associated with the bridge loan to other income (expense) during the third quarter of 2016. All related financing fees ceased upon termination of the bridge loan. See Note 11, "Debt" for further discussion.

(2)
During the three and six months ended June 30, 2016, we recorded unrealized losses of approximately $11.6 million related to the foreign currency forwards we entered into in the second quarter of 2016, in connection with our July 7, 2016, debt issuance as discussed within Note 11, "Debt". See Note 13, "Derivative Instruments and Hedging Activities" for further details regarding these foreign currency forwards.

8. Income Tax
Our effective tax rates for the second quarter of 2016 and 2015 were approximately 11% and 20%, respectively. For the first half of 2016 and 2015, our effective tax rates were approximately 11% and 19%, respectively. Our effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our foreign businesses, driven by lower statutory income tax rates and tax planning impacts on statutory taxable income, as well as the impact of discrete items. The decrease in the effective tax rate during the second quarter and first half of 2016 versus 2015, is primarily driven by tax benefits recognized from transaction-related costs resulting from the pending Acquisition, favorable tax treatment associated with the sale of the Vancouver brewery, as well as higher net discrete tax benefits in 2016. Specifically, our total net discrete tax benefit was $6.5 million and $8.3 million in the second quarter and first half of 2016, respectively, versus a $0.2 million net discrete tax expense and a $4.3 million net discrete tax benefit recognized in the second quarter and first half of 2015, respectively. The net discrete tax benefit recognized in 2016 was primarily due to the release of certain valuation allowances.
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

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In millions, except per share amounts)
Amounts attributable to Molson Coors Brewing Company:
Net income (loss) from continuing operations	$174.1	$229.3	$333.4	$308.5
Income (loss) from discontinued operations, net of tax	(1.8)	(0.3)	(2.3)	1.6
Net income (loss) attributable to Molson Coors Brewing Company	$172.3	$229.0	$331.1	$310.1
Weighted-average shares for basic EPS	214.7	185.7	209.2	185.8
Effect of dilutive securities:
RSUs, DSUs, PUs and PSUs	0.6	0.4	0.6	0.4
Stock options and SOSARs	0.4	0.4	0.4	0.5
Weighted-average shares for diluted EPS	215.7	186.5	210.2	186.7
Basic net income (loss) attributable to Molson Coors Brewing Company per share(1):
From continuing operations	$0.81	$1.23	$1.59	$1.66
From discontinued operations	(0.01)	—	(0.01)	0.01
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$0.80	$1.23	$1.58	$1.67
Diluted net income (loss) attributable to Molson Coors Brewing Company per share(1):
From continuing operations	$0.81	$1.23	$1.59	$1.65
From discontinued operations	(0.01)	—	(0.01)	0.01
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$0.80	$1.23	$1.58	$1.66
Dividends declared and paid per share	$0.41	$0.41	$0.82	$0.82

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

The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on diluted EPS:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In millions)
RSUs, stock options and SOSARs	—	0.1	—	0.1
Class B Common Stock Equity Issuance
On February 3, 2016, we completed an underwritten public offering of our Class B common stock, which increased the number of Class B common shares issued and outstanding by 29.9 million shares. See Note 16, "Pending Acquisition" for further details.
Share Repurchase Program
In February 2015, we announced that our board of directors approved and authorized a new program to repurchase up to $1.0 billion of our Class A and Class B common stock. During the last three quarters of 2015, we purchased approximately 2 million shares of our Class B common stock under three separate share repurchase agreements (“ASRs”) for an aggregate of approximately $150 million. We reflected each ASR as a repurchase of common stock in the period delivered for purposes of calculating earnings per share and as forward contracts indexed to our own common stock. Each ASR met all of the applicable criteria for equity classification, and therefore, was not accounted for as a derivative instrument. As a result of the pending Acquisition, we suspended the share repurchase program and thus, there have been no shares of Class A or Class B common stock repurchased in 2016.
10. Goodwill and Intangible Assets
The following summarizes the change in goodwill for the six months ended June 30, 2016:

	Canada	Europe	MCI	Consolidated
	(In millions)
Balance at December 31, 2015	$551.4	$1,408.7	$23.2	$1,983.3
Business acquisition and disposition(1)	—	—	(0.6)	(0.6)
Impairment related to India reporting unit(2)	—	—	(15.7)	(15.7)
Foreign currency translation	39.0	(62.1)	(0.4)	(23.5)
Balance at June 30, 2016	$590.4	$1,346.6	$6.5	$1,943.5

(1)
The goodwill adjustment for the six months ended June 30, 2016, reflects the final purchase price accounting adjustment associated with the April 1, 2015, acquisition of Mount Shivalik Breweries Ltd. ("Mount Shivalik"), a regional brewer in India.

(2)
The MCI goodwill impairment loss for the six months ended June 30, 2016, resulted from an interim goodwill impairment assessment for the India reporting unit performed during the second quarter of 2016, triggered by the enactment of total alcohol prohibition in the state of Bihar, India on April 5, 2016.

The following table presents details of our intangible assets, other than goodwill, as of June 30, 2016:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 50	$1,138.0	$(244.0)	$894.0
License agreements and distribution rights	3 - 28	133.2	(91.2)	42.0
Other	2 - 8	26.3	(25.5)	0.8
Intangible assets not subject to amortization:
Brands	Indefinite	3,191.9	—	3,191.9
Distribution networks	Indefinite	782.7	—	782.7
Other	Indefinite	17.5	—	17.5
Total		$5,289.6	$(360.7)	$4,928.9
The following table presents details of our intangible assets, other than goodwill, as of December 31, 2015:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 50	$1,121.8	$(226.1)	$895.7
License agreements and distribution rights	3 - 28	135.1	(87.1)	48.0
Other	2 - 8	29.9	(28.6)	1.3
Intangible assets not subject to amortization:
Brands	Indefinite	3,052.2	—	3,052.2
Distribution networks	Indefinite	731.0	—	731.0
Other	Indefinite	17.5	—	17.5
Total		$5,087.5	$(341.8)	$4,745.7
The changes in the gross carrying amounts of intangibles from December 31, 2015, to June 30, 2016, are primarily driven by the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies, as well as the definite-lived brand intangible asset impairments and the associated write-off of the gross value and accumulated amortization recorded related to certain India brands in the second quarter of 2016 as discussed below.
Based on foreign exchange rates as of June 30, 2016, the estimated future amortization expense of intangible assets is as follows:

Fiscal year	Amount
(In millions)
2016 - remaining	$20.0
2017	$29.4
2018	$27.9
2019	$27.9
2020	$27.7
Amortization expense of intangible assets was $10.1 million and $5.9 million for the three months ended June 30, 2016, and June 30, 2015, respectively, and $19.7 million and $13.7 million for the six months ended June 30, 2016, and June 30, 2015, respectively. This expense is presented within marketing, general and administrative expenses on the unaudited condensed consolidated statements of operations.
We completed our required annual goodwill and indefinite-lived intangible impairment testing as of October 1, 2015, the first day of our fourth quarter, and concluded there were no impairments of goodwill within our Europe, Canada or India reporting units or impairments of our indefinite-lived intangible assets. As further discussed below, we identified a triggering event in our India reporting unit in April 2016, and as a result, completed an interim impairment assessment which resulted in an impairment loss recognized in the second quarter of 2016.
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
Our 2015 annual goodwill impairment testing determined that while our Canada reporting unit improved from the prior year, our Europe reporting unit declined and was determined to be at risk of failing step one of the goodwill impairment test. Specifically, the fair value of the Europe and Canada reporting units were estimated at approximately 9% and 20% in excess of carrying value, respectively, as of the October 1, 2015, testing date. The fair value of the India reporting unit was deemed to approximate the carrying value of the reporting unit due to purchase price accounting performed as of April 1, 2015, for the Mount Shivalik acquisition, which comprised the majority of the India reporting unit. In April 2016, the enactment of total alcohol prohibition in Bihar, India, triggered an interim impairment assessment for the goodwill of the India reporting unit. Refer to the India Triggering Event and Interim Impairment Assessment section below for the details regarding the interim assessment and the associated impairment charge.
Indefinite-Lived Intangibles
Our Molson core brands intangible asset continues to be at risk of future impairment with a fair value estimated at approximately 3% in excess of its carrying value as of the impairment testing date of October 1, 2015. The fair value of the Molson core brands continues to face significant competitive pressures and challenging macroeconomic conditions in the Canada market. These challenges continue to be offset by anticipated cost savings initiatives and supply chain optimization, including the monetization and optimization of our Vancouver brewery location. As of June 30, 2016, the Molson core brands intangible had a carrying value of $2,349.0 million. The value of our other indefinite-lived intangibles continued to be sufficiently in excess of their carrying values as of the October 1, 2015, testing date.

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

Key Assumptions
The Europe reporting unit goodwill and the Molson core brands intangible asset are at risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including prolonged, or further weakening of, adverse economic conditions or significant unfavorable changes in tax, environmental or other regulations, including interpretations thereof), terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flow analyses. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections used for our Europe reporting unit testing reflect continued challenging environments in the future followed by growth resulting from a longer-term recovery of the macroeconomic environment, as well as the benefit of anticipated cost savings and specific brand-building and innovation activities. Our Molson core brands projections also reflect a continued challenging environment that has been adversely impacted by a weak economy across all industries, as well as weakened consumer demand driven by increased competitive pressures, partially offset by anticipated cost savings and specific brand-building and innovation activities. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units and indefinite-lived intangibles may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in sales volume and increase in costs that could significantly impact our immediate and long-range results, a decrease in sales volume driven by a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long-term volume trends, a continuation of the trend away from core brands in certain of our markets, especially in markets where our core brands represent a significant portion of the market, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) adverse changes in macroeconomic conditions or an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a recession or worsening of the overall European economy), (iii) volatility in the equity and debt markets or other country specific factors which could result in a higher weighted-average cost of capital, (iv) sensitivity to market multiples; and (v) regulation limiting or banning the manufacturing, distribution or sale of alcoholic beverages.
Based on known facts and circumstances, we evaluate and consider other recent events and uncertain items, as well as related potential implications, as part of our annual assessment and incorporate into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses.
While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values in our annual impairment test, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
Definite-Lived Intangibles
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. Excluding the definite-lived intangible asset impairment charge associated with the triggering event which occurred in Bihar, India further discussed below, no such triggering events were identified in the first half of 2016.
India Triggering Event and Interim Impairment Assessment
In the fourth quarter of 2015, a newly elected government in the state of Bihar, India announced plans to ban the sale of "country" liquor and to limit the sale of other forms of alcohol, such as beer, to certain government owned outlets, effective April 1, 2016. On April 5, 2016, four days after the start of the ban on "country" liquor, the government of the state of Bihar announced immediate changes to the ban, implementing a complete prohibition of the sale and consumption of all forms of alcohol. Due to this triggering event, and as the expected length of the prohibition is unclear and currently is expected to remain in effect for the foreseeable future, we have performed an interim impairment assessment for the impacted tangible assets, intangible assets and the India reporting unit goodwill. Specifically, upon identification of the triggering event we completed step one of the goodwill impairment test comparing the fair value of the India reporting unit to its carrying value using a combination of discounted cash flow analyses and market approaches, which resulted in the need to complete step two. Upon completion of step two, we recorded an impairment of tangible assets of $11.0 million and impairment of goodwill and definite-lived intangibles of $19.8 million within special items. The remaining goodwill attributable to the India reporting unit of $6.5 million, based on foreign exchange rates at June 30, 2016, is associated with cash flows in other states in India, where alcohol sales are not prohibited. In addition, if the facts or circumstances associated with the expected collectibility of certain Bihar receivables due from the government of $6.9 million adversely change or if future cash flows are adversely impacted relative to the projected cash flows used in the impairment analysis, we may incur additional impairment or other losses in future periods.

11. Debt
Debt obligations
Our total borrowings as of June 30, 2016, and December 31, 2015, were comprised of the following:

	As of
	June 30, 2016	December 31, 2015
	(In millions)
Senior notes:
CAD 500 million 3.95% Series A notes due 2017	$386.9	$361.3
CAD 400 million 2.25% notes due 2018	309.5	289.0
CAD 500 million 2.75% notes due 2020	386.9	361.3
$300 million 2.0% notes due 2017(1)	300.4	300.6
$500 million 3.5% notes due 2022(1)	516.4	517.8
$1.1 billion 5.0% notes due 2042	1,100.0	1,100.0
Less: unamortized debt discounts and debt issuance costs	(19.9)	(21.3)
Total long-term debt (including current portion)	2,980.2	2,908.7
Less: current portion of long-term debt	(299.9)	—
Total long-term debt	$2,680.3	$2,908.7

Short-term borrowings:
Cash pool overdrafts(2)	$18.5	$18.7
Short-term facilities(3)	11.6	7.5
Other short-term borrowings	17.0	2.5
Current portion of long-term debt	299.9	—
Current portion of long-term debt and short-term borrowings	$347.0	$28.7

(1)
During the fourth quarter of 2015, we settled our interest rate swaps that were in fair value hedge accounting relationships related to these notes at which time we ceased adjusting the carrying value of the related notes for the fair value movements of these swaps and began amortizing the cumulative adjustments to interest expense over the remaining term of the respective note. At the time of settlement, cumulative adjustments to the carrying value of the notes were $0.7 million and $18.1 million related to the $300 million and $500 million notes, respectively. See Note 12 "Debt" of the Notes included in our Annual Report for additional detail.

(2)
As of June 30, 2016, we had $18.5 million in bank overdrafts and $38.5 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $20.0 million. As of December 31, 2015, we had $18.7 million in bank overdrafts and $39.6 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $20.9 million.

(3)
We had total outstanding borrowings of $11.6 million and $7.5 million under our two Japanese Yen ("JPY") overdraft facilities as of June 30, 2016, and December 31, 2015, respectively. In addition, we have GBP and CAD lines of credit under which we had no borrowings as of June 30, 2016, or December 31, 2015.

Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of June 30, 2016, and December 31, 2015, the fair value of our outstanding long-term debt (including current portion) was $3,168.2 million and $2,883.4 million, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Financing of Pending Acquisition
In connection with the pending Acquisition announced during the fourth quarter of 2015, we entered into a 364-day bridge loan agreement by and among the Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent. The bridge loan agreement provided for a 364-day bridge loan facility of up to $9.3 billion which was subsequently reduced to $6.8 billion as a result of the net proceeds received from our equity offering in the first quarter of 2016. Additionally, in connection with the pending Acquisition, we also entered into a term loan agreement by and among the Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent during the fourth quarter of 2015. The term loan agreement provides for total term loan commitments of $1.5 billion in a 3-year tranche and $1.5 billion in a 5-year tranche, for an aggregate principal amount of $3.0 billion.
For the three and six months ended June 30, 2016, $20.2 million and $38.6 million, respectively, was recorded to other income (expense) related to amortization of commitment fees as well as other financing costs associated with the bridge loan. For the three and six months ended June 30, 2016, $1.9 million and $3.7 million, respectively, was recorded to interest expense related to amortization of issuance and other financing costs associated with the term loan. As of June 30, 2016, and December 31, 2015, there were no outstanding borrowings on the bridge loan or on the term loan.
Subsequent to June 30, 2016, on July 7, 2016, after the issuance of the senior notes discussed below under Debt Issuance Subsequent to Quarter End, the Company terminated the bridge loan agreement, and accelerated the remaining unamortized fees of approximately $24 million associated with the bridge loan to other income (expense) during the third quarter of 2016. MCBC did not borrow any amounts under the bridge loan agreement, and no payments were due as a result of such termination. Additionally, all related financing fees ceased upon termination of the bridge loan. See Note 16, "Pending Acquisition" for further details regarding the pending Acquisition.
Debt Issuance Subsequent to Quarter End

As of
July 7, 2016
(In millions)
Senior notes:
CAD 500 million 2.84% notes due 2023	$384.6
CAD 500 million 3.44% notes due 2026	384.6
$500 million 1.45% notes due 2019	500.0
$1.0 billion 2.10% notes due 2021	1,000.0
$2.0 billion 3.0% notes due 2026	2,000.0
$1.8 billion 4.2% notes due 2046	1,800.0
EUR 800 million 1.25% notes due 2024	885.0
Less: unamortized debt discounts and debt issuance costs	(64.2)
Total new long-term debt offerings issued July 7, 2016	$6,890.0
On July 7, 2016, MCBC issued $5.3 billion senior notes with portions maturing from July 15, 2019 through July 15, 2046 (“USD Notes”), and EUR 800.0 million senior notes maturing July 15, 2024 (“EUR Notes”), and Molson Coors International LP, a Delaware limited partnership and wholly-owned subsidiary of MCBC ("Molson Coors International LP"), completed a private placement of CAD 1.0 billion senior notes maturing July 15, 2023, and July 15, 2026 (“CAD Notes”), in order to partially fund the financing of the pending Acquisition (USD Notes, EUR Notes and CAD Notes, collectively, the “2016 Notes”). These issuances resulted in total proceeds of $6.9 billion, net of underwriting fees and discounts of $36.5 million and $17.7 million, respectively. Total estimated debt issuance costs capitalized in connection with these notes including underwriting fees, discounts as well as other financing related costs are $64.2 million and will be amortized over the respective terms of the 2016 Notes. The 2016 Notes began accruing interest upon issuance, with semi-annual interest payments due on the USD Notes and CAD Notes in January and July beginning in 2017, and annual interest payments due on the EUR Notes in July beginning in 2017. Our 2016 Notes are subject to a special mandatory redemption in the event that (i) we do not complete the pending Acquisition on or prior to November 11, 2016 (or, if pursuant to the purchase agreement the termination date is automatically extended, the date (not later than 18 months after November 11, 2015) to which the termination date is so extended) or (ii) if, prior to such date, we notify the trustee in writing that we will not pursue the pending Acquisition. The special mandatory redemption price will be equal to 101% of the aggregate principal amount of the applicable series of notes, plus accrued and unpaid interest from the issue date of the notes, up to, but excluding, the date of such special mandatory redemption. See Note 16, "Pending Acquisition" for further details regarding the pending Acquisition.
Prior to issuing the EUR Notes and the CAD Notes, we entered into foreign currency forward agreements to economically hedge the foreign currency exposure of a portion of the respective notes, which were subsequently settled on July 7, 2016, concurrent with the issuance of the 2016 Notes. Additionally, upon issuance we designated the EUR Notes as a net investment hedge of our Europe business. See Note 13, "Derivative Instruments and Hedging Activities" for additional information.
Other
As of June 30, 2016, and December 31, 2015, we had $750 million available to draw under our $750 million revolving multi-currency credit facility, as there were no outstanding borrowings on the revolving credit facility nor was there any outstanding commercial paper. As part of our anticipated financing for the pending Acquisition, we amended our $750 million revolving multi-currency credit facility during the fourth quarter of 2015, effective following the completion of the pending Acquisition to increase the maximum leverage ratio to 5.75x debt to EBITDA, with a decline to 3.75x debt to EBITDA in the fourth year following the closing of the pending Acquisition.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions and transfers of assets. As of June 30, 2016, we were in compliance with all of these restrictions and have met all debt payment obligations. The restrictions related to our 2016 Notes issued subsequent to quarter end are substantially similar as those of our outstanding senior notes as of June 30, 2016, which all rank pari-passu.
12. Accumulated Other Comprehensive Income (Loss) ("AOCI")

	MCBC shareholders
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2015	$(769.9)	$14.5	$(589.1)	$(350.4)	$(1,694.9)
Foreign currency translation adjustments	88.8	—	—	—	88.8
Unrealized gain (loss) on derivative instruments	—	(29.2)	—	—	(29.2)
Reclassification of derivative (gain) loss to income	—	(3.4)	—	—	(3.4)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	15.9	—	15.9
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	32.3	32.3
Tax benefit (expense)	26.5	2.9	(1.9)	(10.9)	16.6
As of June 30, 2016	$(654.6)	$(15.2)	$(575.1)	$(329.0)	$(1,573.9)

Reclassifications from AOCI to income:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	Reclassifications from AOCI				Location of gain (loss) recognized in income
	(In millions)
Gain/(loss) on cash flow hedges:
Forward starting interest rate swaps	$(1.0)	$(0.3)	$(1.9)	$(0.6)	Interest expense, net
Foreign currency forwards	(2.1)	(2.9)	(4.0)	(5.3)	Other income (expense), net
Foreign currency forwards	3.9	5.4	9.3	10.1	Cost of goods sold
Total income (loss) reclassified, before tax	0.8	2.2	3.4	4.2
Income tax benefit (expense)	(0.1)	(0.6)	(0.3)	(1.2)
Net income (loss) reclassified, net of tax	$0.7	$1.6	$3.1	$3.0

Amortization of defined benefit pension and other postretirement benefit plan items:
Prior service benefit (cost)	$(0.1)	$(0.1)	$(0.3)	$(0.2)	(1)
Net actuarial gain (loss)	(7.9)	(11.9)	(15.6)	(23.1)	(1)
Total income (loss) reclassified, before tax	(8.0)	(12.0)	(15.9)	(23.3)
Income tax benefit (expense)	1.0	2.7	1.9	5.0
Net income (loss) reclassified, net of tax	$(7.0)	$(9.3)	$(14.0)	$(18.3)

Total income (loss) reclassified, net of tax	$(6.3)	$(7.7)	$(10.9)	$(15.3)

(1)	These components of AOCI are included in the computation of net periodic pension and other postretirement benefit cost. See Note 14, "Pension and Other Postretirement Benefits" for additional details.

13. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented in Notes 1 and 16 of the Notes included in our Annual Report and did not significantly change during the first half of 2016. As noted in Note 16 of the Notes included in our Annual Report, due to the nature of our counterparty agreements, and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and, therefore, present our derivative positions on a gross basis in our unaudited condensed consolidated balance sheets. Except as noted below, our significant derivative positions have not changed considerably since year-end.
Derivative Activity Related to the Pending Acquisition
During the first quarter of 2016, we entered into swaption agreements with a total notional amount of $855.0 million to economically hedge a portion of our long-term debt issuance with which we expect to partially fund the pending Acquisition. We paid upfront premiums of $37.8 million for the option to enter into and exercise swaps with a forward starting effective date. These swaptions were not designated in hedge accounting relationships as the hedges were entered into in association with the pending Acquisition and, accordingly, all mark-to-market fair value adjustments were reflected within interest expense. During the second quarter of 2016, we terminated and cash settled these swaptions in anticipation of the issuance of the 2016 Notes, resulting in cash proceeds of $1.4 million.
Separately, prior to issuing the EUR Notes and the CAD Notes on July 7, 2016, we entered into foreign currency forward agreements in the second quarter of 2016 with a total notional amount of EUR 794.6 million and CAD 965.5 million, representing a majority of the anticipated net proceeds from the issuance of the respective CAD Notes and EUR Notes, to economically hedge the foreign currency exposure of the associated notes against the USD prior to issuance and to convert the proceeds to USD upon issuance through gross settlement. We settled these foreign currency forwards on July 7, 2016, resulting in a loss of $3.6 million, and received the USD necessary, along with the USD Notes, to complete our financing needs for the pending Acquisition. These foreign currency forwards were not designated in hedge accounting relationships, and, accordingly, the mark-to-market fair value adjustments and resulting unrealized losses were recorded to other income (expense) in the second quarter of 2016.
On July 7, 2016, concurrent with the issuance of the EUR Notes, we designated the principal EUR 800.0 million of the EUR Notes as a net investment hedge of our investment in our Europe business in order to hedge a portion of the related foreign currency translational impacts, and, accordingly, will record changes in the carrying value of the EUR Notes due to fluctuations in the spot rate to AOCI. See Note 11, "Debt" for further discussion of the EUR Notes.
Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk. The table below summarizes our derivative assets and liabilities that were measured at fair value as of June 30, 2016, and December 31, 2015.

		Fair value measurements as of June 30, 2016
	Total at June 30, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Foreign currency forwards	$(1.3)	$—	$(1.3)	$—
Commodity swaps	(6.9)	—	(6.9)	—
Total	$(8.2)	$—	$(8.2)	$—

		Fair value measurements as of December 31, 2015
	Total at December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Foreign currency forwards	$44.1	$—	$44.1	$—
Commodity swaps	(21.4)	—	(21.4)	—
Total	$22.7	$—	$22.7	$—

As of June 30, 2016, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the three and six months ended June 30, 2016, were all included in Level 2.
Results of Period Derivative Activity
The tables below include the year-to-date results of our derivative activity in the unaudited condensed consolidated balance sheets as of June 30, 2016, and December 31, 2015, and the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2016, and June 30, 2015.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheet (in millions):

	June 30, 2016
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Foreign currency forwards	$317.4	Other current assets	$13.4	Accounts payable and other current liabilities	$(2.7)
		Other non-current assets	2.8	Other liabilities	(3.2)
Total derivatives designated as hedging instruments			$16.2		$(5.9)
Derivatives not designated as hedging instruments:
Commodity swaps	$140.4	Other current assets	$1.1	Accounts payable and other current liabilities	$(6.6)
		Other non-current assets	3.1	Other liabilities	(4.5)
Foreign currency forwards	$1,629.6	Other current assets	—	Accounts payable and other current liabilities	(11.6)
Total derivatives not designated as hedging instruments			$4.2		$(22.7)

	December 31, 2015
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Foreign currency forwards	$300.3	Other current assets	$28.4	Accounts payable and other current liabilities	$—
		Other non-current assets	15.7	Other liabilities	—
Total derivatives designated as hedging instruments			$44.1		$—
Derivatives not designated as hedging instruments:
Commodity swaps	$120.3	Other current assets	$0.4	Accounts payable and other current liabilities	$(12.5)
		Other non-current assets	0.2	Other liabilities	(9.5)
Total derivatives not designated as hedging instruments			$0.6		$(22.0)
The Pretax Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (in millions):

For the Three Months Ended June 30, 2016
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(1.0)	Interest expense, net	$—
Foreign currency forwards	(7.6)	Other income (expense), net	(2.1)	Other income (expense), net	—
		Cost of goods sold	3.9	Cost of goods sold	—
Total	$(7.6)		$0.8		$—

For the Three Months Ended June 30, 2015
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$10.7	Interest expense, net	$(0.3)	Interest expense, net	$—
Foreign currency forwards	(10.3)	Other income (expense), net	(2.9)	Other income (expense), net	—
		Cost of goods sold	5.4	Cost of goods sold	—
Total	$0.4		$2.2		$—

For the Three Months Ended June 30, 2015
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$(11.0)	Interest expense, net	$—	Interest expense, net	$(1.2)
Total	$(11.0)		$—		$(1.2)

For the Three Months Ended June 30, 2015
Derivatives in fair value hedge relationships	Amount of gain (loss) recognized in income	Location of gain (loss) recognized in income
Interest rate swaps	$(11.1)	Interest expense, net
Total	$(11.1)

For the Six Months Ended June 30, 2016
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(1.9)	Interest expense, net	$—
Foreign currency forwards	(29.2)	Other income (expense), net	(4.0)	Other income (expense), net	—
		Cost of goods sold	9.3	Cost of goods sold	—
Total	$(29.2)		$3.4		$—

For the Six Months Ended June 30, 2015
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$(5.0)	Interest expense, net	$(0.6)	Interest expense, net	$—
Foreign currency forwards	11.2	Other income (expense), net	(5.3)	Other income (expense), net	—
		Cost of goods sold	10.1	Cost of goods sold	—
Total	$6.2		$4.2		$—

For the Six Months Ended June 30, 2015
Derivatives and non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$4.5	Interest expense, net	$—	Interest expense, net	$(0.8)
Total	$4.5		$—		$(0.8)

For the Six Months Ended June 30, 2015
Derivatives in fair value hedge relationships	Amount of gain (loss) recognized in income	Location of gain (loss) recognized in income
Interest rate swaps	$(2.1)	Interest expense, net
Total	$(2.1)
We expect net gains of approximately $7 million (pretax) recorded in AOCI at June 30, 2016, will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged at June 30, 2016, is three years.

Other Derivatives (in millions):

For the Three Months Ended June 30, 2016
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$9.7
Foreign currency forwards	Other income (expense), net	(12.1)
Swaptions	Interest expense, net	(15.3)
Total		$(17.7)

For the Three Months Ended June 30, 2015
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(5.4)
Foreign currency forwards	Other income (expense), net	(1.1)
Total		$(6.5)

For the Six Months Ended June 30, 2016
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$8.1
Foreign currency forwards	Other income (expense), net	(12.2)
Swaptions	Interest expense, net	(36.4)
Total		$(40.5)

For the Six Months Ended June 30, 2015
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(6.0)
Foreign currency forwards	Other income (expense), net	0.1
Total		$(5.9)
14. Pension and Other Postretirement Benefits ("OPEB")

	For the Three Months Ended
	June 30, 2016			June 30, 2015
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net periodic pension and OPEB cost:
Service cost - benefits earned during the year	$2.0	$0.6	$2.6	$2.6	$0.4	$3.0
Interest cost on projected benefit obligation	32.6	1.6	34.2	34.9	1.5	36.4
Expected return on plan assets	(40.5)	—	(40.5)	(44.6)	—	(44.6)
Amortization of prior service cost (benefit)	0.2	(0.1)	0.1	0.2	(0.1)	0.1
Amortization of net actuarial loss	7.9	—	7.9	11.9	—	11.9
Less: expected participant contributions	(0.2)	—	(0.2)	(0.2)	—	(0.2)
Net periodic pension and OPEB cost	$2.0	$2.1	$4.1	$4.8	$1.8	$6.6

	For the Six Months Ended
	June 30, 2016			June 30, 2015
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net periodic pension and OPEB cost:
Service cost - benefits earned during the year	$3.8	$1.2	$5.0	$5.2	$0.9	$6.1
Interest cost on projected benefit obligation	64.5	2.9	67.4	69.3	3.0	72.3
Expected return on plan assets	(80.0)	—	(80.0)	(88.7)	—	(88.7)
Amortization of prior service cost (benefit)	0.4	(0.1)	0.3	0.4	(0.2)	0.2
Amortization of net actuarial loss	15.6	—	15.6	23.1	—	23.1
Curtailment gain	—	—	—	(1.0)	—	(1.0)
Less: expected participant contributions	(0.3)	—	(0.3)	(0.4)	—	(0.4)
Net periodic pension and OPEB cost	$4.0	$4.0	$8.0	$7.9	$3.7	$11.6
During the six months ended June 30, 2016, employer contributions to the defined benefit pension plans were $10.4 million. Total 2016 employer contributions to the defined benefit plans are expected to be up to approximately $20 million, based on foreign exchange rates as of June 30, 2016. MillerCoors, BRI and BDL contributions to their defined benefit pension plans are not included above, as they are not consolidated in our financial statements.
15. Commitments and Contingencies
Discontinued Operations
Kaiser
In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In addition, we provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. The discontinued operations balances within the current and non-current liabilities of our unaudited condensed consolidated balance sheets consist entirely of our estimates of these liabilities. These liabilities are denominated in Brazilian Reais and are therefore subject to foreign exchange gains or losses, which are recognized in the discontinued operations section of the unaudited condensed consolidated statements of operations. There have been no changes in the underlying liabilities since December 31, 2015; therefore, all changes in the current and non-current liabilities of discontinued operations during the first half of 2016 are due to fluctuations in foreign exchange rates from December 31, 2015, to June 30, 2016. During the three months ended June 30, 2016, and June 30, 2015, we recognized losses of $1.8 million and $0.3 million, respectively, from discontinued operations associated with foreign exchange gains and losses related to indemnities we provided to FEMSA, and during the six months ended June 30, 2016, and June 30, 2015, we recognized losses of $2.3 million and gains of $1.6 million, respectively. Our exposure related to the tax, civil and labor indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. Separately, the maximum potential claims amount remaining for the purchased tax credits was $109.0 million, based on foreign exchange rates as of June 30, 2016.
Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have been recorded to date, and additional future adjustments may be required.
Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of June 30, 2016, and December 31, 2015, accounts payable and other current liabilities in the unaudited condensed consolidated balance sheets includes $18.8 million and $16.9 million, respectively, related to the guarantee of the indebtedness of our equity method investments. See Note 4, "Investments" for further detail. Additionally, related to our previous ownership in the Montréal Canadiens, we guarantee its obligations under a ground lease for the Bell Centre Arena (the "Ground Lease Guarantee"). Upon sale of our interest, the new owners agreed to indemnify us in connection with the liabilities we may incur under the Ground Lease Guarantee and provided us with a CAD 10 million letter of credit to guarantee such indemnity. This transaction did not materially affect our risk exposure related to the Ground Lease Guarantee, which continues to be recognized as a liability on our unaudited condensed consolidated balance sheets. Other liabilities in the unaudited condensed consolidated balance sheets include $4.7 million as of June 30, 2016, and $4.4 million as of December 31, 2015, related to the Ground Lease Guarantee, both of which are classified as non-current.
Litigation, Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have accrued an aggregate of $12.2 million as of June 30, 2016, and $13.1 million as of December 31, 2015. While we cannot predict the eventual aggregate cost for environmental and related matters in which we are currently involved, we believe adequate reserves have been provided for losses that are probable and estimable. Further, we believe that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to our results from operations, cash flows or our financial or competitive position. Additionally, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated financial statements, except as noted below.
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
During the fourth quarter of 2014, first quarter of 2015 and first quarter of 2016, we received assessments from a local country regulatory authority related to indirect tax calculations in our Europe operations during the 41 month period prior to receipt of the most recent assessment. The aggregate amount of the assessments received is approximately $106 million, based on foreign exchange rates at June 30, 2016. While we intend to vigorously challenge the validity of these assessments and defend our position regarding the method of calculation, if the assessments, as issued, are ultimately upheld, they could materially affect our results of operations. Specifically, if fully upheld, we would be required to record a charge at the high-end of the below range of loss, and this charge and on-going implications to our tax calculations would negatively impact our current and future operating income, respectively. Based on the assessments received and related impacts, we estimate a current range of loss of zero to approximately $122 million, based on foreign exchange rates at June 30, 2016. We continue to apply the methodology challenged in the assessments while the regulatory appeal process remains ongoing, and, as a result, the related range of loss is expected to increase until ultimately resolved. We continue to follow the required regulatory procedures in order to proceed with our appeal of the assessments. We currently believe this appeal process will take several months to reach a formal conclusion. No provision is currently recorded for these assessments or the related range of loss.
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
The assumptions used are as follows:

•	trust management costs are included in projections with regard to the $120 million threshold, but are expensed only as incurred;

•	income taxes, which we believe are not an included cost, are excluded from projections with regard to the $120 million threshold;

•	a 2.5% inflation rate for future costs; and

•	certain operations and maintenance costs were discounted using a 1.9% risk-free rate of return.
Based on these assumptions, the present value and gross amount of the costs at June 30, 2016, are approximately $4 million and $6 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.
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
Europe and MCI
We are subject to the requirements of governmental and local environmental and occupational health and safety laws and regulations within each of the countries in which we operate. Compliance with these laws and regulations did not materially affect our capital expenditures, results of operations or our financial or competitive position for the second quarter and first half of 2016, and we do not anticipate that they will do so during the remainder of the year.
In September 2015, the Environment Agency in the U.K. charged one of our subsidiaries with causing or contributing to a sewage fungus problem in a freshwater drain near the Alton brewery, which we closed in the second quarter of 2015. This dispute was settled in the first quarter of 2016 for an immaterial amount.

16. Pending Acquisition
On November 11, 2015, Anheuser-Busch InBev SA/NV (“ABI”) announced it had entered into a definitive agreement to acquire SABMiller. The resulting transaction (“ABI/SABMiller transaction”) is currently expected to be finalized in the second half of 2016 subject to, and contingent on, the successful closing of the ABI/SABMiller transaction, which requires ABI and SABMiller shareholder approval amongst other conditions. Concurrently, on November 11, 2015, we entered into a purchase agreement (the “Purchase Agreement”) with ABI to acquire, contingent upon the closing of the ABI/SABMiller transaction, all of SABMiller’s 58% economic interest and 50% voting interest in MillerCoors and all trademarks, contracts and other assets primarily related to the Miller brand portfolio outside of the U.S. and Puerto Rico for $12.0 billion in cash, subject to downward adjustment as described in the Purchase Agreement. Following the closing of the pending Acquisition, we will own 100% of the outstanding equity and voting interests of MillerCoors. Further, as we plan to elect to treat the pending Acquisition as an asset acquisition for U.S. tax purposes, we expect to receive substantial cash tax benefits for the first 15 years after completion of the pending Acquisition. The pending Acquisition is based on the terms and subject to the conditions set forth in the Purchase Agreement. On March 25, 2016, we executed an amendment to the Purchase Agreement that establishes certain rights and assets that were unintentionally omitted from the Purchase Agreement and clarifies certain other items. The net $6.9 billion received from the issuance of the 2016 Notes on July 7, 2016, along with borrowings available under the term loan and the net proceeds from the February 3, 2016, equity offering are sufficient to fund the $12.0 billion purchase price of the pending Acquisition.
In connection with the pending Acquisition, on December 16, 2015, MCBC entered into a $9.3 billion, 364-day bridge loan agreement by and among the Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent. Additionally, on December 16, 2015, MCBC also entered into a $3.0 billion term loan agreement by and among the Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent. These agreements were entered into to provide the immediate funding requirements to facilitate the financial commitments in the Purchase Agreement.
Subsequently, on February 3, 2016, we received proceeds of $2.5 billion, net of issuance costs from our equity offering of 29.9 million shares of our Class B common stock. The shares issued had a par value of $0.01 per share totaling $0.3 million, and an impact to paid-in capital of $2.5 billion. The equity issuance reduced the commitment on our bridge loan agreement to $6.8 billion, which was the amount available under the bridge loan agreement as of June 30, 2016. The bridge loan agreement was terminated as a result of our July 7, 2016, issuance of the 2016 Notes in which we received aggregate net proceeds of approximately $6.9 billion, which along with our equity offering and term loan effectively completed our long-term financing requirements related to the pending Acquisition. See Note 11, "Debt" for further details and Note 13, "Derivative Instruments and Hedging Activities" for further details regarding the swaption agreements entered into to economically hedge a portion of our interest rate exposure in anticipation of the issuance of the 2016 Notes and subsequent settlement, as well as the net investment hedge designation on our EUR senior notes and the foreign currency forwards entered into in conjunction with the July 7, 2016, CAD and EUR debt issuances.
Additionally, in order to maximize the yield on the cash received from the equity issuance, while maintaining the ability to readily access these funds, MCBC has strategically invested the proceeds in various fixed rate deposit and money market accounts with terms of one month or less as of June 30, 2016. We have similarly invested a portion of the proceeds from the issuance of the 2016 Notes in the third quarter of 2016.
Related to the pending Acquisition, for the three and six months ended June 30, 2016, we have recorded $19.6 million and $34.5 million, respectively, of transaction related costs within marketing, general and administrative expenses, $31.8 million and $50.2 million, respectively, of derivative losses and financing costs related to our bridge loan within other income (expense), and $13.3 million and $33.7 million, respectively, of financing costs related to our term loan, losses on our swaptions, and interest income related to our fixed rate deposit and money market accounts within interest income (expense) net.
Total cash paid included within cash flows from operating activities related to the pending Acquisition was $51.8 million for the six months ended June 30, 2016.
At this time, we anticipate the pending Acquisition will close in the second half of 2016, subject to, and contingent on, the successful closing of the ABI/SABMiller transaction. As a result, we are subject to the risks inherent in that transaction, including delay or a failure to consummate the ABI/SABMiller transaction, for reasons outside of our control.

17. Supplemental Guarantor Information
        For purposes of this Note 17, including the tables, "Parent Guarantor and 2012 Issuer" shall mean MCBC. "Subsidiary Guarantors" shall mean certain Canadian and U.S. subsidiaries reflecting the substantial operations of each of our Canada and U.S. segments.
SEC Registered Securities
On May 3, 2012, MCBC issued $1.9 billion of senior notes, in a registered public offering, consisting of $300 million 2.0% senior notes due 2017, $500 million 3.5% senior notes due 2022, and $1.1 billion 5.0% senior notes due 2042. These senior notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors, and, no later than 30 days after the consummation of the pending Acquisition, are required to be guaranteed by MillerCoors. Each of the Subsidiary Guarantors is 100% owned by the Parent Guarantor. The guarantees are full and unconditional and joint and several.
Additionally, on July 7, 2016, MCBC issued the USD Notes and the EUR Notes, in a registered public offering, as detailed within Note 11, "Debt". Both the USD Notes and EUR Notes are also guaranteed on a senior unsecured basis by the Subsidiary Guarantors and each of the Subsidiary Guarantors is 100% owned by the Parent Guarantor, and, no later than 30 days after the consummation of the pending Acquisition, the USD Notes and EUR Notes are required to be guaranteed by MillerCoors. The guarantees are full and unconditional and joint and several.
None of our other outstanding debt is publicly registered, and such other outstanding debt is guaranteed on a senior unsecured basis by the Parent Guarantor and Subsidiary Guarantors, and, no later than 30 days after the consummation of the pending Acquisition, are required to be guaranteed by MillerCoors. This includes the privately placed CAD Notes issued by Molson Coors International LP on July 7, 2016. These guarantees are full and unconditional and joint and several. See Note 11, "Debt" for details of all debt issued and outstanding as of June 30, 2016.
Presentation
In conjunction with the issuance of the 2016 Notes, and as disclosed within Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on June 28, 2016, we released Molson Coors Brewing Company (U.K.) Limited, our primary U.K. operating entity, Golden Acquisition and Molson Coors Holdings Limited as subsidiary guarantors of our existing and future debt obligations, as evidenced by the supplemental indentures dated May 13, 2016. Accordingly, the 2015 financial information included below has been recast to reflect the release of these entities as subsidiary guarantors.
The following information sets forth the unaudited condensed consolidating statements of operations for the three and six months ended June 30, 2016, and June 30, 2015, unaudited condensed consolidating balance sheets as of June 30, 2016, and December 31, 2015, and unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2016, and June 30, 2015. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Guarantor and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2016
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$6.9	$590.1	$850.1	$(40.1)	$1,407.0
Excise taxes	—	(131.8)	(289.0)	—	(420.8)
Net sales	6.9	458.3	561.1	(40.1)	986.2
Cost of goods sold	—	(242.9)	(352.4)	33.1	(562.2)
Gross profit	6.9	215.4	208.7	(7.0)	424.0
Marketing, general and administrative expenses	(51.1)	(104.0)	(165.5)	7.0	(313.6)
Special items, net	—	(1.4)	(33.1)	—	(34.5)
Equity income (loss) in subsidiaries	228.5	(90.9)	87.9	(225.5)	—
Equity income in MillerCoors	—	191.9	—	—	191.9
Operating income (loss)	184.3	211.0	98.0	(225.5)	267.8
Interest income (expense), net	(32.8)	71.6	(79.3)	—	(40.5)
Other income (expense), net	(22.0)	(8.7)	0.3	—	(30.4)
Income (loss) from continuing operations before income taxes	129.5	273.9	19.0	(225.5)	196.9
Income tax benefit (expense)	42.8	(87.9)	23.9	—	(21.2)
Net income (loss) from continuing operations	172.3	186.0	42.9	(225.5)	175.7
Income (loss) from discontinued operations, net of tax	—	—	(1.8)	—	(1.8)
Net income (loss) including noncontrolling interests	172.3	186.0	41.1	(225.5)	173.9
Net (income) loss attributable to noncontrolling interests	—	—	(1.6)	—	(1.6)
Net income (loss) attributable to MCBC	$172.3	$186.0	$39.5	$(225.5)	$172.3
Comprehensive income (loss) attributable to MCBC	$36.3	$46.4	$(100.4)	$54.0	$36.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2015
(IN MILLIONS)
(UNAUDITED)
AS RECAST FOR CHANGE IN GUARANTORS

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$6.1	$579.0	$852.8	$(4.9)	$1,433.0
Excise taxes	—	(137.0)	(290.3)	—	(427.3)
Net sales	6.1	442.0	562.5	(4.9)	1,005.7
Cost of goods sold	—	(246.0)	(332.2)	(1.7)	(579.9)
Gross profit	6.1	196.0	230.3	(6.6)	425.8
Marketing, general and administrative expenses	(30.3)	(98.5)	(161.1)	6.6	(283.3)
Special items, net	—	(8.2)	(25.5)	—	(33.7)
Equity income (loss) in subsidiaries	184.0	(56.3)	148.8	(276.5)	—
Equity income in MillerCoors	—	205.5	—	—	205.5
Operating income (loss)	159.8	238.5	192.5	(276.5)	314.3
Interest income (expense), net	(15.9)	75.3	(90.0)	—	(30.6)
Other income (expense), net	0.3	3.4	2.6	—	6.3
Income (loss) from continuing operations before income taxes	144.2	317.2	105.1	(276.5)	290.0
Income tax benefit (expense)	84.8	(134.8)	(8.4)	—	(58.4)
Net income (loss) from continuing operations	229.0	182.4	96.7	(276.5)	231.6
Income (loss) from discontinued operations, net of tax	—	—	(0.3)	—	(0.3)
Net income (loss) including noncontrolling interests	229.0	182.4	96.4	(276.5)	231.3
Net (income) loss attributable to noncontrolling interests	—	—	(2.3)	—	(2.3)
Net income (loss) attributable to MCBC	$229.0	$182.4	$94.1	$(276.5)	$229.0
Comprehensive income (loss) attributable to MCBC	$463.6	$417.5	$242.3	$(659.8)	$463.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$13.5	$966.0	$1,445.4	$(67.1)	$2,357.8
Excise taxes	—	(215.8)	(498.6)	—	(714.4)
Net sales	13.5	750.2	946.8	(67.1)	1,643.4
Cost of goods sold	—	(406.6)	(622.8)	53.2	(976.2)
Gross profit	13.5	343.6	324.0	(13.9)	667.2
Marketing, general and administrative expenses	(98.1)	(183.8)	(296.5)	13.9	(564.5)
Special items, net	—	107.9	(33.8)	—	74.1
Equity income (loss) in subsidiaries	444.3	(204.3)	237.2	(477.2)	—
Equity income in MillerCoors	—	334.3	—	—	334.3
Operating income (loss)	359.7	397.7	230.9	(477.2)	511.1
Interest income (expense), net	(72.7)	140.8	(155.9)	—	(87.8)
Other income (expense), net	(40.3)	(4.1)	(1.3)	—	(45.7)
Income (loss) from continuing operations before income taxes	246.7	534.4	73.7	(477.2)	377.6
Income tax benefit (expense)	84.4	(173.3)	47.1	—	(41.8)
Net income (loss) from continuing operations	331.1	361.1	120.8	(477.2)	335.8
Income (loss) from discontinued operations, net of tax	—	—	(2.3)	—	(2.3)
Net income (loss) including noncontrolling interests	331.1	361.1	118.5	(477.2)	333.5
Net (income) loss attributable to noncontrolling interests	—	—	(2.4)	—	(2.4)
Net income (loss) attributable to MCBC	$331.1	$361.1	$116.1	$(477.2)	$331.1
Comprehensive income attributable to MCBC	$452.1	$455.2	$(1.0)	$(454.2)	$452.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(IN MILLIONS)
(UNAUDITED)
AS RECAST FOR CHANGE IN GUARANTORS

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$11.0	$1,012.2	$1,447.9	$(34.9)	$2,436.2
Excise taxes	—	(231.0)	(499.5)	—	(730.5)
Net sales	11.0	781.2	948.4	(34.9)	1,705.7
Cost of goods sold	—	(452.9)	(604.4)	22.6	(1,034.7)
Gross profit	11.0	328.3	344.0	(12.3)	671.0
Marketing, general and administrative expenses	(58.4)	(187.1)	(290.7)	12.3	(523.9)
Special items, net	—	(8.2)	(34.1)	—	(42.3)
Equity income (loss) in subsidiaries	288.2	(165.4)	189.2	(312.0)	—
Equity income in MillerCoors	—	334.8	—	—	334.8
Operating income (loss)	240.8	302.4	208.4	(312.0)	439.6
Interest income (expense), net	(33.1)	148.0	(174.7)	—	(59.8)
Other income (expense), net	(1.0)	1.0	3.7	—	3.7
Income (loss) from continuing operations before income taxes	206.7	451.4	37.4	(312.0)	383.5
Income tax benefit (expense)	103.4	(164.3)	(10.3)	—	(71.2)
Net income (loss) from continuing operations	310.1	287.1	27.1	(312.0)	312.3
Income (loss) from discontinued operations, net of tax	—	—	1.6	—	1.6
Net income (loss) including noncontrolling interests	310.1	287.1	28.7	(312.0)	313.9
Net (income) loss attributable to noncontrolling interests	—	—	(3.8)	—	(3.8)
Net income (loss) attributable to MCBC	$310.1	$287.1	$24.9	$(312.0)	$310.1
Comprehensive income attributable to MCBC	$(92.7)	$(87.9)	$(51.4)	$139.3	$(92.7)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2016
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,662.6	$152.9	$174.8	$—	$2,990.3
Accounts receivable, net	—	165.9	397.2	—	563.1
Other receivables, net	71.7	33.2	50.2	—	155.1
Total inventories	—	99.0	135.2	—	234.2
Other current assets, net	29.6	35.8	62.6	—	128.0
Intercompany accounts receivable	—	593.0	14.9	(607.9)	—
Total current assets	2,763.9	1,079.8	834.9	(607.9)	4,070.7
Properties, net	22.9	568.8	947.5	—	1,539.2
Goodwill	—	241.3	1,702.2	—	1,943.5
Other intangibles, net	—	3,156.2	1,772.7	—	4,928.9
Investment in MillerCoors	—	2,557.1	—	—	2,557.1
Net investment in and advances to subsidiaries	9,431.7	2,891.2	5,265.0	(17,587.9)	—
Deferred tax assets	36.4	3.2	0.1	(11.6)	28.1
Other assets, net	23.6	122.0	109.1	—	254.7
Total assets	$12,278.5	$10,619.6	$10,631.5	$(18,207.4)	$15,322.2
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$85.3	$389.1	$841.2	$—	$1,315.6
Current portion of long-term debt and short-term borrowings	299.9	—	47.1	—	347.0
Discontinued operations	—	—	5.0	—	5.0
Intercompany accounts payable	424.9	86.1	96.9	(607.9)	—
Total current liabilities	810.1	475.2	990.2	(607.9)	1,667.6
Long-term debt	1,601.3	1,079.0	—	—	2,680.3
Pension and postretirement benefits	3.5	191.5	14.1	—	209.1
Deferred tax liabilities	—	222.1	592.0	(11.6)	802.5
Other liabilities	12.4	26.1	39.6	—	78.1
Discontinued operations	—	—	12.7	—	12.7
Intercompany notes payable	—	—	5,229.8	(5,229.8)	—
Total liabilities	2,427.3	1,993.9	6,878.4	(5,849.3)	5,450.3
MCBC stockholders' equity	9,852.3	13,854.4	3,733.5	(17,587.9)	9,852.3
Intercompany notes receivable	(1.1)	(5,228.7)	—	5,229.8	—
Total stockholders' equity	9,851.2	8,625.7	3,733.5	(12,358.1)	9,852.3
Noncontrolling interests	—	—	19.6	—	19.6
Total equity	9,851.2	8,625.7	3,753.1	(12,358.1)	9,871.9
Total liabilities and equity	$12,278.5	$10,619.6	$10,631.5	$(18,207.4)	$15,322.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
(IN MILLIONS)
(UNAUDITED)
AS RECAST FOR CHANGE IN GUARANTORS

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$146.4	$106.2	$178.3	$—	$430.9
Accounts receivable, net	—	120.4	304.3	—	424.7
Other receivables, net	8.7	33.5	59.0	—	101.2
Total inventories	—	61.6	117.7	—	179.3
Other current assets, net	45.6	22.4	54.7	—	122.7
Intercompany accounts receivable	—	3,796.7	5.5	(3,802.2)	—
Total current assets	200.7	4,140.8	719.5	(3,802.2)	1,258.8
Properties, net	20.4	578.7	991.7	—	1,590.8
Goodwill	—	225.3	1,758.0	—	1,983.3
Other intangibles, net	—	2,954.2	1,791.5	—	4,745.7
Investment in MillerCoors	—	2,441.0	—	—	2,441.0
Net investment in and advances to subsidiaries	12,394.3	3,459.1	4,765.1	(20,618.5)	—
Deferred tax assets	37.7	—	0.1	(17.6)	20.2
Other assets, net	14.0	115.4	107.1	—	236.5
Total assets	$12,667.1	$13,914.5	$10,133.0	$(24,438.3)	$12,276.3
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$72.7	$332.0	$779.7	$—	$1,184.4
Current portion of long-term debt and short-term borrowings	—	—	28.7	—	28.7
Discontinued operations	—	—	4.1	—	4.1
Intercompany accounts payable	3,652.6	70.6	79.0	(3,802.2)	—
Total current liabilities	3,725.3	402.6	891.5	(3,802.2)	1,217.2
Long-term debt	1,902.1	1,006.6	—	—	2,908.7
Pension and postretirement benefits	3.3	184.3	14.3	—	201.9
Deferred tax liabilities	—	215.7	601.7	(17.6)	799.8
Other liabilities	6.5	25.1	43.7	—	75.3
Discontinued operations	—	—	10.3	—	10.3
Intercompany notes payable	—	0.5	4,758.8	(4,759.3)	—
Total liabilities	5,637.2	1,834.8	6,320.3	(8,579.1)	5,213.2
MCBC stockholders' equity	7,031.0	16,837.4	3,793.1	(20,618.5)	7,043.0
Intercompany notes receivable	(1.1)	(4,757.7)	(0.5)	4,759.3	—
Total stockholders' equity	7,029.9	12,079.7	3,792.6	(15,859.2)	7,043.0
Noncontrolling interests	—	—	20.1	—	20.1
Total equity	7,029.9	12,079.7	3,812.7	(15,859.2)	7,063.1
Total liabilities and equity	$12,667.1	$13,914.5	$10,133.0	$(24,438.3)	$12,276.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$167.4	$92.8	$44.5	$(40.3)	$264.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(10.2)	(35.9)	(75.5)	—	(121.6)
Proceeds from sales of properties and other assets	—	142.1	2.5	—	144.6
Investment in MillerCoors	—	(810.6)	—	—	(810.6)
Return of capital from MillerCoors	—	731.1	—	—	731.1
Other	0.9	1.3	(6.3)	—	(4.1)
Net intercompany investing activity	(1.1)	(39.7)	(0.9)	41.7	—
Net cash provided by (used in) investing activities	(10.4)	(11.7)	(80.2)	41.7	(60.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	2,525.9	—	—	—	2,525.9
Exercise of stock options under equity compensation plans	5.4	—	—	—	5.4
Excess tax benefits from share-based compensation	4.4	—	—	—	4.4
Dividends paid	(161.1)	(40.3)	(15.4)	40.3	(176.5)
Debt issuance costs	(15.0)	—	—	—	(15.0)
Payments on debt and borrowings	—	—	(17.9)	—	(17.9)
Proceeds on debt and borrowings	—	—	31.7	—	31.7
Net proceeds from (payments on) revolving credit facilities and commercial paper	—	—	2.5	—	2.5
Change in overdraft balances and other	(0.4)	—	(3.5)	—	(3.9)
Net intercompany financing activity	—	2.0	39.7	(41.7)	—
Net cash provided by (used in) financing activities	2,359.2	(38.3)	37.1	(1.4)	2,356.6
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	2,516.2	42.8	1.4	—	2,560.4
Effect of foreign exchange rate changes on cash and cash equivalents	—	3.9	(4.9)	—	(1.0)
Balance at beginning of year	146.4	106.2	178.3	—	430.9
Balance at end of period	$2,662.6	$152.9	$174.8	$—	$2,990.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(IN MILLIONS)
(UNAUDITED)
AS RECAST FOR CHANGE IN GUARANTORS

	Parent Guarantor and 2012 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$192.2	$252.2	$—	$(246.3)	$198.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(6.4)	(40.9)	(92.5)	—	(139.8)
Proceeds from sales of properties and other assets	—	0.5	7.0	—	7.5
Acquisition of businesses, net of cash acquired	—	—	(51.1)	—	(51.1)
Investment in MillerCoors	—	(758.1)	—	—	(758.1)
Return of capital from MillerCoors	—	692.9	—	—	692.9
Other	—	(2.4)	(7.1)	—	(9.5)
Net intercompany investing activity	(56.2)	(173.8)	(184.5)	414.5	—
Net cash provided by (used in) investing activities	(62.6)	(281.8)	(328.2)	414.5	(258.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	28.6	—	—	—	28.6
Excess tax benefits from share-based compensation	7.6	—	—	—	7.6
Dividends paid	(136.0)	(246.3)	(16.3)	246.3	(152.3)
Payments for purchase of treasury stock	(50.1)	—	—	—	(50.1)
Payments on debt and borrowings	—	—	(14.6)	—	(14.6)
Proceeds on debt and borrowings	—	—	27.9	—	27.9
Net proceeds from (payments on) revolving credit facilities and commercial paper	64.9	—	2.3	—	67.2
Change in overdraft balances and other	(0.4)	(0.3)	(38.3)	—	(39.0)
Net intercompany financing activity	—	240.7	173.8	(414.5)	—
Net cash provided by (used in) financing activities	(85.4)	(5.9)	134.8	(168.2)	(124.7)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	44.2	(35.5)	(193.4)	—	(184.7)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(11.3)	(14.8)	—	(26.1)
Balance at beginning of year	40.9	173.2	410.5	—	624.6
Balance at end of period	$85.1	$126.4	$202.3	$—	$413.8

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
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments and Corporate. Our reporting segments include: Molson Coors Canada ("MCC" or Canada segment), operating in Canada; MillerCoors LLC ("MillerCoors" or U.S. segment), which is accounted for by us under the equity method of accounting, operating in the United States ("U.S."); Molson Coors Europe (Europe segment), operating in Bosnia-Herzegovina, Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, Republic of Ireland, Romania, Serbia, Slovakia and the United Kingdom ("U.K."); and Molson Coors International ("MCI"), operating in various other countries.
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
Operational Measures
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
Pending Acquisition
On November 11, 2015, Anheuser-Busch InBev SA/NV (“ABI”) announced it had entered into a definitive agreement to acquire SABMiller plc (“SABMiller”). The resulting transaction (“ABI/SABMiller transaction”) is expected to be finalized in the second half of 2016 subject to, and contingent on, the successful closing of the ABI/SABMiller transaction, which requires ABI and SABMiller shareholder approval amongst other conditions. As a result, we are subject to the risks inherent in that transaction, including delay or a failure to consummate the ABI/SABMiller transaction, for reasons outside of our control. Concurrently, on November 11, 2015, we entered into a purchase agreement (the “Purchase Agreement”) with ABI to acquire, contingent upon the closing of the ABI/SABMiller transaction, all of SABMiller’s 58% economic interest and 50% voting interest in MillerCoors and all trademarks, contracts and other assets primarily related to the Miller brand portfolio outside of the U.S. and Puerto Rico for $12.0 billion in cash, subject to downward adjustment as described in the Purchase Agreement (the "Acquisition"). Following the closing of the pending Acquisition, we will own 100% of the outstanding equity and voting interests of MillerCoors. The pending Acquisition is based on the terms and subject to the conditions set forth in the Purchase Agreement. On March 25, 2016, we executed an amendment to the Purchase Agreement that establishes certain rights and assets that were unintentionally omitted from the Purchase Agreement and clarifies certain other items.
Under the Purchase Agreement, we will retain the rights to all of the brands currently in the MillerCoors portfolio for the U.S. and Puerto Rican markets, including import brands such as Peroni and Pilsner Urquell, as well as full ownership of the Miller brand portfolio outside of the U.S. and Puerto Rico. Additionally, in consolidating control of MillerCoors, we expect we will further improve our scale and agility, benefit from significantly enhanced cash flows, and capture substantial operational synergies. The purchase of the Miller brand trademarks outside of the U.S. and Puerto Rico provides a strategic opportunity to leverage the iconic Miller trademark globally alongside Molson Coors’ trademarks for Coors and Staropramen, and presents volume and profit growth opportunities for Molson Coors in both core markets, as well as emerging markets.
On July 7, 2016, MCBC issued $5.3 billion senior notes with portions maturing from July 15, 2019, through July 15, 2046 (“USD Notes”), and EUR 800.0 million senior notes maturing July 15, 2024 (“EUR Notes”), and Molson Coors International LP, a Delaware limited partnership and wholly-owned subsidiary of MCBC, completed a private placement of

CAD 1.0 billion senior notes maturing July 15, 2023, and July 15, 2026 (“CAD Notes”), in order to partially fund the financing of the pending Acquisition (USD Notes, EUR Notes and CAD Notes, collectively, the “2016 Notes”).
We expect to fund the pending Acquisition through cash on hand, including proceeds received from our first quarter 2016 equity issuance, and our 2016 Notes issuance on July 7, 2016, as well as borrowings on our term loan which we expect to draw on upon close of the pending Acquisition. Further, as we plan to elect to treat the pending Acquisition as an asset acquisition for U.S. tax purposes, we expect to receive substantial cash tax benefits for the first 15 years after completion of the pending Acquisition. At this time, we anticipate the pending Acquisition will close in the second half of 2016, subject to, and contingent on, the successful closing of the ABI/SABMiller transaction. As a result, we are subject to the risks inherent in that transaction, including delay or a failure to consummate the ABI/SABMiller transaction, for reasons outside of our control.
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
Summary of Consolidated Results of Operations:
The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2016, and June 30, 2015. See Part I-Item 1. Financial Statements for additional details of our U.S. GAAP results.

	Three Months Ended			Six Months Ended
	June 30, 2016	June 30, 2015	% change	June 30, 2016	June 30, 2015	% change
	(In millions, except percentages)
Volume in hectoliters	8.579	8.623	(0.5)%	14.328	14.255	0.5%
Net sales	$986.2	$1,005.7	(1.9)%	$1,643.4	$1,705.7	(3.7)%
Net income (loss) attributable to MCBC from continuing operations	$174.1	$229.3	(24.1)%	$333.4	$308.5	8.1%
Net income (loss) attributable to MCBC per diluted share from continuing operations	$0.81	$1.23	(34.1)%	$1.59	$1.65	(3.6)%
Second Quarter 2016 Financial Highlights:
During the second quarter of 2016, we recognized net income from continuing operations attributable to MCBC of $174.1 million, or $0.81 per diluted share, representing a decrease of $55.2 million, or 24.1%, versus the prior year. The decrease is the result of higher marketing, general and administrative ("MG&A") expenses, other expense as well as interest expense driven by costs incurred related to the pending Acquisition, which were partially offset by lower cost of goods sold resulting from gains on our commodity hedges recorded in the second quarter of 2016. Specifically, in the second quarter of 2016, we recorded costs associated with the pending Acquisition of $19.6 million within MG&A, $31.8 million within other income (expense), and $13.3 million within interest expense, net. Additionally, net income from continuing operations in the second quarter of 2016 includes $34.5 million of special charges, primarily related to asset impairment charges associated with the enactment of total alcohol prohibition in the state of Bihar, India, compared to special charges of $33.7 million recorded in the prior year primarily related to costs incurred on the closure of our Alton brewery and bottling line within our Toronto brewery, as well as net termination fee charges as further discussed below.

Net sales of $986.2 million decreased $19.5 million in the second quarter of 2016 from $1,005.7 million in the prior year driven by foreign currency movements which had a negative impact of $38.7 million, as well as lower volumes in all segments except Europe. Specifically, in addition to increased volumes, our Europe segment had an overall favorable sales mix that partially offset the decrease in global net sales. During the second quarter of 2016, we continued to focus on building our brand strength and transforming our portfolio toward the above premium, flavored malt beverages, craft and cider segments. Further, we continued to focus on generating higher returns on our invested capital, managing our working capital and delivering a greater return on investment for our shareholders. Additionally, in relation to the pending Acquisition, we have further progressed our integration planning during the second quarter of 2016 and, subsequent to quarter end, successfully issued long-term debt for total net proceeds of approximately $6.9 billion. These proceeds, along with borrowings available under the term loan and the net proceeds from the February 3, 2016, equity offering are sufficient to fund the $12.0 billion purchase price of the pending Acquisition.
Regional financial highlights:

•
In our Canada segment, income from continuing operations before income taxes decreased by 16.6% to $88.5 million in the second quarter of 2016 compared to the prior year, driven by incremental brand investment and input cost inflation, partially offset by the results of cost savings initiatives.

•
In our U.S. segment, equity income decreased 6.6% to $191.9 million in the second quarter of 2016 compared to the prior year, primarily driven by the timing of shipments due to calendar shifts and higher special charges of $16.5 million, due to the planned closure of the Eden, North Carolina, brewery slightly offset by lower costs of goods sold, higher net pricing and positive sales mix. Additionally, our U.S. segment equity income in the second quarter of 2016 benefited from an $11.1 million benefit of Coors Brewing Company ("CBC"), a wholly-owned subsidiary of Molson Coors, associated with an anticipated refund of U.S. federal excise tax paid on products imported by CBC based on qualifying volumes exported from the U.S. by CBC.

•
In our Europe segment, income from continuing operations before income taxes increased by 20.4% to $59.0 million in the second quarter of 2016, compared to the prior year, primarily driven by lower special charges and higher sales volume, including the addition of the Staropramen and Rekorderlig brands in the U.K., partially offset by higher brand investments, amortization expense and a lower net pension benefit along with unfavorable foreign currency movements. In the second quarter of 2016, we incurred special charges associated with the closure of our Burton South, Plovdiv and Alton breweries, including $2.0 million of accelerated depreciation on the Burton South brewery. This compared to the second quarter of 2015, in which we recognized special charges related to the closure of the Alton brewery in the U.K., including accelerated depreciation of $8.0 million, as well as net termination charges of $10.0 million including fees incurred to terminate our contract with Carlsberg to obtain the full exclusive distribution rights of the Staropramen brand in the U.K., partially offset by the termination fee income recorded from our agreement with Heineken to early terminate a contract brewing and kegging agreement.

•
Our MCI segment reported a loss from continuing operations before income taxes of $33.4 million in the second quarter of 2016, compared to $12.2 million in the prior year, primarily driven by higher special charges recorded as a result of the $30.8 million impairment of certain tangible and intangible assets resulting from the enactment of total alcohol prohibition in the state of Bihar, India, during the second quarter of 2016, compared to $6.4 million of special charges recorded in the prior year related to the substantial restructuring in China. This loss was partially offset by volume growth in Latin America and Japan, favorable mix, and lower price promotion and overhead expenses due to the restructure of our China business last year, which resulted in a $3.6 million price promotion expense in the second quarter of 2015.

See "Results of Operations" below for further analysis of our segment results.
Core brand highlights:

•
Volume for Carling, the number one beer brand in the U.K. and the largest brand in our Europe segment, decreased by 1.4% during the second quarter of 2016, due to continued decline in the mainstream lager market; however, the brand gained share within its segment compared to the prior year.

•
Coors Light global volume (including our proportionate percentage of MillerCoors' Coors Light volumes) increased during the second quarter of 2016 by 4.1% versus the second quarter of 2015. The overall volume increase in the second quarter of 2016 was driven by higher volumes in Europe and MCI, slightly offset by lower volumes in Canada. Volumes in the U.S. were slightly higher than prior year when excluding Coors Light Citrus Radler, which was discontinued in the second half of the prior year. The declines in Canada are the result of ongoing competitive pressures as well as a shift in preference to value brands in Alberta resulting from a weaker economy; however, our new packaging, advertising and in-pack sales promotions are driving improved consumer purchase intent and other brand health scores.

•	Molson Canadian volume in Canada decreased by 1.8% during the second quarter of 2016 versus the prior year, primarily driven by challenging economic conditions and competitive pressures in Alberta.

•	Staropramen volume, including royalty volume, decreased by 5.5% during the second quarter of 2016, versus the second quarter of 2015, driven by lower volumes in Czech Republic as well as Ukraine.
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
The following table highlights summarized components of our worldwide beer volume for the three and six months ended June 30, 2016, and June 30, 2015.

	Three Months Ended			Six Months Ended
	June 30, 2016	June 30, 2015	% change	June 30, 2016	June 30, 2015	% change
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	8.579	8.623	(0.5)%	14.328	14.255	0.5%
Royalty volume(1)	0.521	0.485	7.4%	0.858	0.819	4.8%
Owned volume	9.100	9.108	(0.1)%	15.186	15.074	0.7%
Proportionate share of equity investment STR	7.021	7.145	(1.7)%	12.571	12.680	(0.9)%
Total worldwide beer volume	16.121	16.253	(0.8)%	27.757	27.754	—%

(1)	Includes MCI segment royalty volume that is primarily in Russia, Ukraine and Mexico, and Europe segment royalty volume in Republic of Ireland.
Our worldwide beer volume decreased 0.8% and was flat for the three and six months ended June 30, 2016, respectively, compared to prior year due to lower volume in all segments with the exception of Europe, which almost fully offset the lower volume on a year-to-date basis.
Net Sales
The following table highlights the drivers of change in net sales for the three months ended June 30, 2016, versus June 30, 2015, by segment (in percentages) and excludes Corporate net sales revenue for our water resources and energy operations in the State of Colorado:

	Volume	Price, Product and Geography Mix	Currency	Other	Total
Consolidated	(0.5)%	2.4%	(3.8)%	—%	(1.9)%
Canada	(0.8)%	1.2%	(4.6)%	(0.1)%	(4.3)%
Europe	1.6%	1.3%	(3.5)%	0.1%	(0.5)%
MCI	(26.1)%	30.3%	1.2%	—%	5.4%

The following table highlights the drivers of change in net sales for the six months ended June 30, 2016, versus June 30, 2015, by segment (in percentages) and excludes Corporate net sales revenue for our water resources and energy operations in the State of Colorado:

	Volume	Price, Product and Geography Mix	Currency	Other	Total
Consolidated	0.5%	0.7%	(4.9)%	—%	(3.7)%
Canada	(2.4)%	0.3%	(6.4)%	—%	(8.5)%
Europe	3.0%	0.6%	(3.8)%	—%	(0.2)%
MCI	(17.1)%	23.3%	(0.3)%	—%	5.9%
Income taxes
Our effective tax rates for the second quarter of 2016 and 2015 were approximately 11% and 20%, respectively. For the first half of 2016 and 2015, our effective tax rates were approximately 11% and 19%, respectively. Our effective tax rates were significantly lower than the U.S. federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our foreign businesses, driven by lower statutory income tax rates and tax planning impacts on statutory taxable income, as well as discrete items. The decrease in the effective tax rate during the second quarter and first half of 2016 versus 2015 is primarily driven by tax benefits recognized from transaction-related costs resulting from the pending Acquisition, favorable tax treatment associated with the sale of the Vancouver brewery, as well as higher net discrete tax benefits in 2016. Specifically, our total net discrete tax benefit was $6.5 million and $8.3 million in the second quarter and first half of 2016, respectively, versus a $0.2 million net discrete tax expense and a $4.3 million net discrete tax benefit recognized in the second quarter and first half of 2015, respectively. The net discrete tax benefit recognized in 2016 was primarily due to the release of certain valuation allowances.
Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire, positions are effectively settled, or when additional information becomes available. There are proposed or pending tax law changes in various jurisdictions in which we do business that, if enacted, may have an impact on our effective tax rate. For example, on April 4, 2016, the United States Department of the Treasury and the Internal Revenue Service released proposed regulations (REG-108060-15) under Section 385 (the “Proposed Regulations”) which provide rules addressing whether certain related-party debt instruments would be treated as equity rather than debt for U.S. federal income tax purposes. The Proposed Regulations have not been finalized and are subject to change. We are currently evaluating the potential impact on our future effective tax rate if the Proposed Regulations are issued as final. Additionally, the pending Acquisition, if completed, is expected to increase our effective tax rate.
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

Results of Operations
Canada Segment

	Three Months Ended			Six Months Ended
	June 30, 2016	June 30, 2015	% change	June 30, 2016	June 30, 2015	% change
	(In millions, except percentages)
Volume in hectoliters	2.133	2.150	(0.8)%	3.591	3.680	(2.4)%
Sales	$560.0	$584.3	(4.2)%	$913.8	$993.6	(8.0)%
Excise taxes	(134.1)	(139.4)	(3.8)%	(219.9)	(235.2)	(6.5)%
Net sales	425.9	444.9	(4.3)%	693.9	758.4	(8.5)%
Cost of goods sold	(239.2)	(238.1)	0.5%	(396.4)	(437.4)	(9.4)%
Gross profit	186.7	206.8	(9.7)%	297.5	321.0	(7.3)%
Marketing, general and administrative expenses	(99.3)	(95.4)	4.1%	(176.0)	(180.1)	(2.3)%
Special items, net(1)	(1.4)	(8.2)	(82.9)%	107.9	(8.2)	N/M
Operating income (loss)	86.0	103.2	(16.7)%	229.4	132.7	72.9%
Other income (expense), net	2.5	2.9	(13.8)%	5.7	4.3	32.6%
Income (loss) from continuing operations before income taxes	$88.5	$106.1	(16.6)%	$235.1	$137.0	71.6%
N/M = Not meaningful

(1)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" to the unaudited condensed consolidated financial statements for detail of special items.
Significant events
We continued our ongoing assessment of our supply chain strategies in order to align with our cost saving objectives. As part of this process, in October 2015, we entered into an agreement to sell our Vancouver brewery for CAD 185.0 million, with the intent to use the proceeds from the sale to help fund the construction of an efficient and flexible brewery in British Columbia. We believe the decision to sell the brewery will help optimize the western Canada brewery network and allow for greater flexibility and future cost savings. The sale was fully completed on March 31, 2016, resulting in a $110.4 million gain on sale, which was recorded as a special item in the first quarter of 2016. The net cash proceeds of CAD 183.1 million ($140.8 million), which remained in trust following the completion of the sale, were received on April 1, 2016. Separately, during the second quarter of 2016, we reached an agreement to purchase land in British Columbia for the site of the new brewery. The land purchase is expected to be completed during the third quarter of 2016.
Further, in conjunction with the sale of the Vancouver brewery, we agreed to leaseback the existing property to continue operations on an uninterrupted basis while the new brewery is being constructed. During the three and six months ended June 30, 2016, we also incurred other abandonment charges, including accelerated depreciation charges in excess of normal depreciation of $1.3 million and $2.4 million, respectively, related to equipment that continues to be owned by the Company and utilized during the leaseback period to support ongoing operations. We currently plan to dispose of this equipment following the brewery closure. We expect to incur additional special charges, including estimated accelerated depreciation charges of approximately CAD 16 million, through final closure of the brewery, which is currently anticipated to occur at the end of 2018. The ongoing costs of leasing the existing facility through the estimated closure date will be approximately CAD 5 million per annum. We also expect to incur significant capital expenditures associated with the construction of the new brewery, most of which we expect to be funded with the proceeds from the sale of the Vancouver brewery.
In the fourth quarter of 2014, we entered into an agreement with Miller Brewing Company ("Miller") for the accelerated termination of our license agreement, effective March 2015, under which we had exclusive rights to distribute certain Miller products in Canada. As a result, beginning in the second quarter of 2015, we no longer distribute the Miller brands in Canada, which has adversely impacted our volume and sales prospectively. For the six months ended June 30, 2015, we recognized net sales under this agreement of $11.5 million. The pending Acquisition, if completed, would result in the return of these Miller brands to our Canada business.

Foreign currency impact on results
During the three months ended June 30, 2016, the CAD depreciated versus the USD on an average basis, resulting in a decrease of $1.9 million to our USD earnings before income taxes. During the six months ended June 30, 2016, the CAD also depreciated versus the USD on an average basis, resulting in a decrease of $8.4 million to our USD earnings before income taxes. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transaction gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Our Canada STRs decreased 0.1% and 2.3% during the three and six months ended June 30, 2016, respectively, versus prior year, primarily due to increased competitor trade spending and pricing activities, as well as weak economic conditions in Alberta, partially offset by favorable timing of the Canada Day holiday. The decrease in STRs for the six months ended June 30, 2016, were also driven by the termination of our Miller brand license agreement.
Our net sales per hectoliter increased 1.2% and 0.3% in local currency during the three and six months ended June 30, 2016, respectively, compared to prior year, driven by positive pricing. Net sales per hectoliter for the six months ended June 30, 2016, was partially offset by negative mix.
Cost of goods sold
Our cost of goods sold per hectoliter in local currency increased 6.1% during the three months ended June 30, 2016, respectively, versus prior year, due to input cost inflation, in pack promotions, foreign currency movements and impacts from volume deleverage, partially offset by ongoing cost savings initiatives. Cost of goods sold per hectoliter decreased 0.7% during the six months ended June 30, 2016, versus prior year, primarily due to a temporary reduction in distribution costs, lower pension expense, along with the effects of our ongoing cost saving initiatives, partially offset by the factors discussed above.
Marketing, general and administrative expenses
Our marketing, general and administrative expenses increased 9.2% and 4.7% in local currency for the three and six months ended June 30, 2016, respectively, compared to prior year, driven by higher brand investments, partially offset by lower overhead costs.

United States Segment

	Three Months Ended			Six Months Ended
	June 30, 2016	June 30, 2015	% change	June 30, 2016	June 30, 2015	% change
	(In millions, except percentages)
Volumes in hectoliters(1)	19.195	20.002	(4.0)%	35.456	36.103	(1.8)%
Sales	$2,426.3	$2,514.3	(3.5)%	$4,495.6	$4,540.1	(1.0)%
Excise taxes	(299.6)	(311.6)	(3.9)%	(552.8)	(562.8)	(1.8)%
Net sales	2,126.7	2,202.7	(3.5)%	3,942.8	3,977.3	(0.9)%
Cost of goods sold	(1,174.5)	(1,240.5)	(5.3)%	(2,207.5)	(2,316.7)	(4.7)%
Gross profit	952.2	962.2	(1.0)%	1,735.3	1,660.6	4.5%
Marketing, general and administrative expenses	(477.1)	(468.8)	1.8%	(886.8)	(857.9)	3.4%
Special items, net	(39.4)	—	N/M	(76.3)	—	N/M
Operating income	435.7	493.4	(11.7)%	772.2	802.7	(3.8)%
Interest income (expense), net	(0.4)	(0.4)	—%	(0.9)	(0.7)	28.6%
Other income (expense), net	1.0	3.1	(67.7)%	2.6	4.4	(40.9)%
Income (loss) from continuing operations before income taxes	436.3	496.1	(12.1)%	773.9	806.4	(4.0)%
Income tax benefit (expense)	(2.5)	(1.6)	56.3%	(2.0)	(2.7)	(25.9)%
Net income (loss) from continuing operations	433.8	494.5	(12.3)%	771.9	803.7	(4.0)%
Net (income) loss attributable to noncontrolling interests	(4.3)	(7.3)	(41.1)%	(7.1)	(11.9)	(40.3)%
Net income (loss) attributable to MillerCoors	$429.5	$487.2	(11.8)%	$764.8	$791.8	(3.4)%
N/M = Not meaningful

(1)	Includes contract brewing and company-owned distributor sales, which are excluded from our worldwide beer volume calculation.
The following represents our proportionate share in net income attributable to MillerCoors reported under the equity method:

	Three Months Ended			Six Months Ended
	June 30, 2016	June 30, 2015	% change	June 30, 2016	June 30, 2015	% change
	(In millions, except percentages)
Net income attributable to MillerCoors	$429.5	$487.2	(11.8)%	$764.8	$791.8	(3.4)%
MCBC economic interest	42%	42%		42%	42%
MCBC proportionate share of MillerCoors net income	$180.4	$204.6	(11.8)%	$321.2	$332.6	(3.4)%
Amortization of the difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(1)	1.1	1.3	(15.4)%	2.2	2.4	(8.3)%
Share-based compensation adjustment(1)	(0.7)	(0.4)	75.0%	(0.2)	(0.2)	—%
U.S. import tax benefit(2)	11.1	—	N/M	11.1	—	N/M
Equity income in MillerCoors	$191.9	$205.5	(6.6)%	$334.3	$334.8	(0.1)%
N/M = Not meaningful

(1)	See Part I—Item 1. Financial Statements, Note 4, "Investments" to the unaudited condensed consolidated financial statements for a detailed discussion of these equity method adjustments.

(2)
Represents an $11.1 million benefit associated with an anticipated refund to CBC of U.S. federal excise tax paid on products imported by CBC based on qualifying volumes exported by CBC from the U.S. Due to administrative restrictions outlined within the legislation enacted in 2016, the anticipated refund is not expected to be received until 2018. Accordingly, the anticipated refund amount represents a non-current receivable which has been recorded within other non-current assets on the unaudited condensed consolidated balance sheet as of June 30, 2016.

Significant events
During the third quarter of 2015, MillerCoors announced plans to close its brewery in Eden, North Carolina, in an effort to optimize the brewery footprint and streamline operations for greater efficiencies. Products currently produced in Eden will be transitioned to other breweries in the MillerCoors network and the Eden brewery is anticipated to be closed in September 2016. As a result, during the three and six months ended June 30, 2016, MillerCoors recognized $33.0 million and $68.9 million, respectively, of accelerated depreciation charges and $6.4 million and $7.4 million of other charges, respectively. MillerCoors will continue to incur special charges throughout 2016 related to the planned closure of the brewery. Total special charges associated with the planned Eden closure are expected to be approximately $150 million to $200 million, of which $144 million have been incurred through June 30, 2016, consisting primarily of accelerated depreciation. However, this estimated range contains significant uncertainty, and actual results could differ materially from these estimates due to uncertainty regarding the ultimate net cost associated with the disposition of assets, restructuring charges, contract termination costs, and other costs associated with the planned closure.
Volume and net sales
MillerCoors domestic STRs for the three and six months ended June 30, 2016, declined 1.7% and 1.6%, respectively, on a trading-day-adjusted basis compared to prior year. Domestic STWs decreased 4.4% in the three months ended June 30, 2016, compared to prior year, driven by year-over-year calendar shifts. Domestic STWs decreased 1.9% in the six months ended June 30, 2016, compared to prior year.
Domestic net sales per hectoliter, which excludes contract brewing and company-owned distributor sales, increased 0.7% and 1.1% for the three and six months ended June 30, 2016, respectively, compared to prior year due to favorable net pricing and positive sales mix. Total net sales per hectoliter, including contract brewing and company-owned distributor sales, increased 0.6% and 0.9% for the three and six months ended June 30, 2016, respectively, compared to prior year. Contract brewing volumes decreased 1.3% for both the three and six months ended June 30, 2016, respectively, compared to prior year.
Cost of goods sold
Cost of goods sold per hectoliter decreased 1.3% and 3.0% for the three and six months ended June 30, 2016, respectively, compared to prior year, driven by lower aluminum and fuel pricing, along with supply chain costs savings, partially offset by brewery inflation and lower fixed-cost absorption due to lower volumes.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 1.8% and 3.4% for the three and six months ended June 30, 2016, respectively, compared to prior year. The three month period increase was driven primarily by higher marketing investment and higher employee-related expenses, and the six month period increase was driven primarily by information technology investments.
Other information
MillerCoors recognized $116.0 million and $233.1 million of depreciation and amortization during the three and six months ended June 30, 2016, respectively, compared to $77.4 million and $154.1 million for the three and six months ended June 30, 2015, respectively. The charges incurred for the three and six months ended June 30, 2016, include the accelerated depreciation related to the planned closure of the Eden brewery discussed above.
MillerCoors delivered incremental cost savings of approximately $40 million in the six months ended June 30, 2016, primarily related to brewery efficiencies and procurement savings. We benefit from 42% of the MillerCoors cost savings due to our proportionate equity investment in MillerCoors.

MillerCoors distributes its excess cash to its owners, SABMiller and MCBC, on a 58%/42% basis, respectively. As of June 30, 2016, and December 31, 2015, MillerCoors had cash of $16.2 million and $15.6 million, respectively. MillerCoors had total debt of $2.0 million as of both June 30, 2016, and December 31, 2015. There are no restrictions from external sources on its ability to make cash distributions to its owners.
MillerCoors contributed $68.3 million to its defined benefit pension plans during the six months ended June 30, 2016. For 2016, MillerCoors' contributions to its defined benefit pension plans are expected to be approximately $90 million to $110 million (our 42% share is approximately $38 million to $46 million), which are not included in our contractual cash obligations.
Europe Segment

	Three Months Ended			Six Months Ended
	June 30, 2016	June 30, 2015	% change	June 30, 2016	June 30, 2015	% change
	(In millions, except percentages)
Volume in hectoliters(1)	6.093	5.995	1.6%	10.089	9.793	3.0%
Sales(1)	$800.5	$801.4	(0.1)%	$1,361.4	$1,361.1	—%
Excise taxes	(278.4)	(276.6)	0.7%	(480.6)	(478.4)	0.5%
Net sales(1)	522.1	524.8	(0.5)%	880.8	882.7	(0.2)%
Cost of goods sold	(310.9)	(310.9)	—%	(550.8)	(547.8)	0.5%
Gross profit	211.2	213.9	(1.3)%	330.0	334.9	(1.5)%
Marketing, general and administrative expenses	(151.1)	(146.2)	3.4%	(270.4)	(263.4)	2.7%
Special items, net(2)	(2.3)	(19.1)	(88.0)%	(3.0)	(27.7)	(89.2)%
Operating income (loss)	57.8	48.6	18.9%	56.6	43.8	29.2%
Interest income(3)	0.9	1.0	(10.0)%	1.7	2.0	(15.0)%
Other income (expense), net	0.3	(0.6)	(150.0)%	(0.5)	(0.9)	(44.4)%
Income (loss) from continuing operations before income taxes	$59.0	$49.0	20.4%	$57.8	$44.9	28.7%

(1)
Gross segment sales include intercompany sales to MCI consisting of $1.2 million of net sales and 0.013 million hectoliters and $2.1 million of net sales and 0.023 million hectoliters for the three and six months ended June 30, 2016, respectively. Gross segment sales include intercompany sales to MCI consisting of $1.3 million of net sales and 0.017 million hectoliters and $2.2 million of net sales and 0.027 million hectoliters for the three and six months ended June 30, 2015, respectively. The offset is included within MCI cost of goods sold. These amounts are eliminated in the consolidated totals.

(2)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" to the unaudited condensed consolidated financial statements for detail of special items.

(3)	Interest income is earned on trade loans to on-premise customers exclusively in the U.K. and is typically driven by note receivable balances outstanding from period to period.
Significant events
As part of our continued strategic review of our European supply chain network, during the three and six months ended June 30, 2016, we incurred special charges associated with the closure of our Burton South, Plovdiv and Alton Breweries, including $2.0 million and $3.9 million, respectively, of accelerated depreciation charges in excess of our normal depreciation associated with the Burton South brewery. During the three and six months ended June 30, 2015, we incurred $8.0 million and $19.8 million, respectively, of accelerated depreciation in excess of our normal depreciation in addition to other costs incurred associated with the Alton brewery.
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

In the second quarter of 2015, we terminated our agreement with Carlsberg whereby it held the exclusive distribution rights for the Staropramen brand in the U.K. This gave us the exclusive distribution rights for the Staropramen brand in the U.K. by the end of 2015. Additionally, the termination of our contract brewing arrangement with Heineken in the U.K. became effective at the end of April 2015. Related to these contract terminations, for both the three and six months ended June 30, 2015, we recorded net termination fees of $10.0 million within special items, net. To lessen the impact of the lost revenue associated with the Heineken contract, we closed certain breweries as noted above. Additionally, during the third quarter of 2015, we sold our U.K. malting facility and purchased the Rekorderlig cider brand distribution rights in the U.K. and Ireland.
Foreign currency impact on results
Our Europe segment operates in numerous countries within Europe, and each country's operations utilize distinct currencies. Foreign currency movements unfavorably impacted our Europe USD income from continuing operations before income taxes by $2.1 million and $2.5 million for the three and six months ended June 30, 2016. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Additionally, as a result of the referendum held on June 23, 2016, in which a majority of voters in the U.K. voted in favor of the U.K. leaving the European Union, the GBP had weakened as of June 30, 2016, and subsequently continues to be volatile. Any significant weakening of the GBP to the USD will have an adverse impact on our European revenues as reported in USD due to the importance of U.K. sales.
Volume and net sales
Europe sales volume increased by 1.6% and 3.0% in the three and six months ended June 30, 2016, respectively, versus prior year, driven mainly by volume growth in the U.K. as well as the addition of the Staropramen and Rekorderlig brands.
Net sales per hectoliter increased in local currency by 1.3% and 0.6% in the three and six months ended June 30, 2016, respectively, compared to prior year, primarily driven by positive brand and geographic mix, partially offset by negative net pricing. The increase in net sales per hectoliter for the six months ended June 30, 2016, was also partially offset by lower contract brewing volume.
Cost of goods sold
Cost of goods sold per hectoliter increased 2.2% and 1.7% in local currency in the three and six months ended June 30, 2016, versus prior year, driven by mix shift to higher-cost brands and geographies as well as a lower net pension benefit.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 6.0% and 5.9% for the three and six months ended June 30, 2016, in local currency, compared to prior year, driven by higher marketing investments and brand amortization expenses.
Molson Coors International Segment

	Three Months Ended			Six Months Ended
	June 30, 2016	June 30, 2015	% change	June 30, 2016	June 30, 2015	% change
	(In millions, except percentages)
Volume in hectoliters(1)	0.366	0.495	(26.1)%	0.671	0.809	(17.1)%
Sales	$47.5	$48.5	(2.1)%	$84.1	$83.2	1.1%
Excise taxes	(8.3)	(11.3)	(26.5)%	(13.9)	(16.9)	(17.8)%
Net sales	39.2	37.2	5.4%	70.2	66.3	5.9%
Cost of goods sold(2)	(25.7)	(27.7)	(7.2)%	(46.3)	(46.9)	(1.3)%
Gross profit	13.5	9.5	42.1%	23.9	19.4	23.2%
Marketing, general and administrative expenses	(16.1)	(15.6)	3.2%	(28.8)	(30.2)	(4.6)%
Special items, net(3)	(30.8)	(6.4)	N/M	(30.8)	(6.4)	N/M
Operating income (loss)	(33.4)	(12.5)	167.2%	(35.7)	(17.2)	107.6%
Other income (expense), net	—	0.3	(100.0)%	—	(0.4)	(100.0)%
Income (loss) from continuing operations before income taxes	$(33.4)	$(12.2)	173.8%	$(35.7)	$(17.6)	102.8%

N/M = Not meaningful

(1)
Excludes royalty volume of 0.470 million hectoliters and 0.771 million hectoliters for the three and six months ended June 30, 2016, and excludes royalty volume of 0.427 million hectoliters and 0.723 million hectoliters for the three and six months ended June 30, 2015, respectively.

(2)
Reflects gross segment amounts and for the three months ended June 30, 2016, and June 30, 2015, includes intercompany cost of goods sold from Europe of $1.2 million and $1.3 million, respectively. The six months ended June 30, 2016, and June 30, 2015, includes intercompany cost of goods sold from Europe of $2.1 million and $2.2 million, respectively. The offset is included within Europe net sales. These amounts are eliminated in the consolidated totals.

(3)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" to the unaudited condensed consolidated financial statements for detail of special items.
Significant events
In the fourth quarter of 2015, a newly elected government in the state of Bihar, India, announced plans to ban the sale of "country" liquor and to limit the sale of other forms of alcohol, such as beer, to certain government owned outlets, effective April 1, 2016. On April 5, 2016, four days after the start of the ban on "country" liquor, the government of the state of Bihar announced immediate changes to the ban, implementing a complete prohibition of the sale and consumption of all forms of alcohol. Due to this triggering event, and as the expected length of the prohibition is unclear and currently is expected to remain in effect for the foreseeable future, we have performed an interim impairment assessment for the impacted tangible assets, intangible assets and the India reporting unit goodwill. Specifically, upon identification of the triggering event, we completed step one of the goodwill impairment test comparing the fair value of the India reporting unit to its carrying value using a combination of discounted cash flow analyses and market approaches, which resulted in the need to complete step two. Upon completion of step two, we recorded an impairment of tangible assets of $11.0 million and impairment of goodwill and definite-lived intangibles of $19.8 million within special items for the three and six months ended June 30, 2016. The remaining goodwill attributable to the India reporting unit of $6.5 million, based on foreign exchange rates at June 30, 2016, is associated with cash flows in other states in India, where alcohol sales are not prohibited. In addition, if the facts or circumstances associated with the expected collectibility of certain Bihar receivables due from the government of $6.9 million adversely change or if future cash flows are adversely impacted relative to the projected cash flows used in the impairment analysis we may incur additional impairment or other losses in future periods.
Foreign currency impact on results
Our MCI segment operates in numerous countries around the world, and each country's operations utilize distinct currencies. Foreign currency movements favorably impacted MCI's USD loss before income taxes by $1.4 million and $1.2 million for the three and six months ended June 30, 2016, respectively. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Including royalty volumes, MCI total volume decreased 9.3% and 5.9% in the three and six months ended June 30, 2016, respectively, compared to prior year, primarily due to the enactment of total alcohol prohibition implemented in the state of Bihar, India, the repatriation of our U.K. Staropramen rights to our European segment along with the substantial restructure of our business in China. This decrease was partially offset by volume growth in Latin America, including our launch in Colombia, as well as volume growth in Japan.
Net sales per hectoliter increased 42.5% and 27.7% in the three and six months ended June 30, 2016, respectively, compared to prior year, primarily due to favorable sales mix changes. The increase in the three months ended June 30, 2016, is also driven by the recognition of price promotion expenses related to the substantial restructure of our business in China in the second quarter of 2015.
Cost of goods sold
Cost of goods sold per hectoliter increased 25.5% and 19.0% in the three and six months ended June 30, 2016, respectively, compared to prior year, primarily driven by sales mix changes.

Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 3.2% in the three months ended June 30, 2016, compared to prior year, driven by higher brand investments. Marketing, general and administrative expenses decreased 4.6% in the six months ended June 30, 2016, compared to prior year, driven by lower overhead costs primarily related to the substantial restructure of our business in China, partially offset by higher brand investments.
Corporate

	Three Months Ended			Six Months Ended
	June 30, 2016	June 30, 2015	% change	June 30, 2016	June 30, 2015	% change
	(In millions, except percentages)
Volume in hectoliters	—	—	—%	—	—	—%
Sales	$0.2	$0.1	100.0%	$0.6	$0.5	20.0%
Excise taxes	—	—	—%	—	—	—%
Net sales	0.2	0.1	100.0%	0.6	0.5	20.0%
Cost of goods sold	12.4	(4.5)	N/M	15.2	(4.8)	N/M
Gross profit	12.6	(4.4)	N/M	15.8	(4.3)	N/M
Marketing, general and administrative expenses	(47.1)	(26.1)	80.5%	(89.3)	(50.2)	77.9%
Special items, net	—	—	—%	—	—	—%
Operating income (loss)	(34.5)	(30.5)	13.1%	(73.5)	(54.5)	34.9%
Interest expense, net	(41.4)	(31.6)	31.0%	(89.5)	(61.8)	44.8%
Other income (expense), net	(33.2)	3.7	N/M	(50.9)	0.7	N/M
Income (loss) from continuing operations before income taxes	$(109.1)	$(58.4)	86.8%	$(213.9)	$(115.6)	85.0%
N/M = Not meaningful
Significant events
In connection with the pending Acquisition, we have, and will continue to incur various transaction and financing costs as further discussed below. See Note 16, "Pending Acquisition" for further details.
Cost of goods sold
The unrealized changes in fair value on our commodity swaps, which are economic hedges, are recorded as cost of goods sold within our Corporate business activities. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. The amounts included for the three and six months ended June 30, 2016, and June 30, 2015, include the unrealized mark-to-market gains and losses on these commodity swaps.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased by 80.5% and 77.9% during the three and six months ended June 30, 2016, respectively, compared to prior year, primarily due to transaction costs associated with the pending Acquisition of $19.6 million and $34.5 million, respectively.
Interest expense, net
Net interest expense increased 31.0% to $41.4 million and 44.8% to $89.5 million for the three and six months ended June 30, 2016, respectively, compared to the prior year, primarily due to the realized loss recorded on our swaption and other net interest costs associated with the pending Acquisition for the three and six months ended June 30, 2016, of $13.3 million and $33.7 million, respectively. See Note 13, "Derivative Instruments and Hedging Activities" and Note 11, "Debt" for further details.
Other income (expense), net
The increase in other income (expense), net during the three and six months ended June 30, 2016, compared to prior year, is primarily driven by $31.8 million and $50.2 million, respectively, of financing costs incurred on our bridge loan and unrealized losses on foreign currency forwards which are economic hedges entered into during the second quarter of 2016 in connection with the issuance of our 2016 Notes on July 7, 2016. See Note 7, "Other Income and Expense", Note 13, "Derivative Instruments and Hedging Activities" and Note 11, "Debt" for further details.
Liquidity and Capital Resources
During the six months ended June 30, 2016, we issued and sold equity securities as further discussed below and on July 7, 2016, we issued our 2016 Notes, both to fund a portion of the $12.0 billion pending Acquisition, as well as the related transaction costs. See below for additional information on the pending Acquisition.
Our primary sources of liquidity include cash provided by operating activities and access to external borrowings. We believe that cash flows from operations, including distributions from MillerCoors, and cash provided by short-term and long-term borrowings, when necessary, will be more than adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, anticipated dividend payments, potential stock repurchases and capital expenditures for the next twelve months, and our long-term liquidity requirements. However, the long-term liquidity requirements of our 2016 Notes are dependent upon the successful close of the pending Acquisition. If the pending Acquisition does not occur, these senior notes are subject to a special mandatory redemption as discussed below.
A significant portion of our trade receivables are concentrated in Europe. While these receivables are not concentrated in any specific customer and our allowance on these receivables factors in collectibility, we may encounter difficulties in our ability to collect due to the impact to our customers of any further economic downturn within Europe.
A significant portion of our cash flows from operating activities are generated outside the U.S. in currencies other than USD. As of June 30, 2016, approximately 11% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but under current law would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We accrue for U.S. federal and state tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue for U.S. federal and state tax consequences. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. These strategies are continually reviewed and may be impacted by proposed or pending tax law changes. For example, on April 4, 2016, the United States Department of the Treasury and the Internal Revenue Service released proposed regulations (REG-108060-15) under Section 385 (the “Proposed Regulations”), which provide rules addressing whether certain related-party debt instruments should be treated as equity rather than debt for U.S. federal income tax purposes. The Proposed Regulations have not been finalized and are subject to change. We are currently evaluating the potential impact on the Company, including potential impacts on our ability to access cash in a tax efficient manner, if the Proposed Regulations are issued as final. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. These financing arrangements, along with the distributions received from MillerCoors, are sufficient to fund our current cash needs in the U.S.
Net Working Capital
As of June 30, 2016, December 31, 2015, and June 30, 2015, we had debt-free net working capital of $2,750.1 million, $70.3 million and negative $42.3 million, respectively. Short-term borrowings and the current portion of long-term debt are excluded from net working capital, as they are not reflective of the ongoing operational requirements of the business. The levels of working capital required to run our business fluctuate with the seasonality in our business. Our working capital is also sensitive to foreign exchange rates, as a significant portion of our current assets and current liabilities are denominated in either CAD or our European operating currencies such as, but not limited to, Euro, British Pound, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu, Bulgarian Lev and Hungarian Forint, while financial results are reported in USD. While we continue to work towards improving our working capital, we may be unable to maintain these working capital benefits in the long term. Below is a table outlining our current and historical net working capital levels:

	As of
	June 30, 2016	December 31, 2015	June 30, 2015(1)
	(In millions)
Current assets	$4,070.7	$1,258.8	$1,474.8
Less: Current liabilities	(1,667.6)	(1,217.2)	(2,349.4)
Add: Current portion of long-term debt and short-term borrowings	347.0	28.7	832.3
Net working capital	$2,750.1	$70.3	$(42.3)

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

The increase in net working capital from December 31, 2015, to June 30, 2016, and from June 30, 2015, to June 30, 2016, is primarily related to an overall increase in cash balances resulting from the approximate $2.5 billion of net proceeds received from our February 3, 2016, equity offering as further described below.
Cash Flows and Use of Cash
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. "Risk Factors" in our Annual Report as well as the additional risk factor discussed in Part II—Item 1A. "Risk Factors" within this Form 10-Q.
Cash Flows from Operating Activities
Net cash provided by operating activities was $264.4 million for the six months ended June 30, 2016, compared to $198.1 million for the six months ended June 30, 2015. This increase of $66.3 million was driven by higher cash paid for pension contributions in 2015, including a $227.1 million discretionary payment to our U.K. pension plan, partially offset by higher cash paid for taxes, from a $38.8 million tax payment related to the pending Acquisition, higher cash paid for interest as a result of a net $36.4 million premium payment on our swaptions related to the pending Acquisition, as well as lower net income adjusted for non-cash add backs in the first half of 2016.
Cash Flows from Investing Activities
Net cash used in investing activities of $60.6 million for the six months ended June 30, 2016, decreased by $197.5 million compared to the six months ended June 30, 2015, driven primarily by the receipt of CAD 183.1 million ($140.8 million) of proceeds from the sale of our Vancouver brewery during the first half of 2016, as well as the cash outflows during the first half of 2015 related to our acquisition of Mount Shivalik. This decrease was partially offset by higher net investments in MillerCoors.
Cash Flows from Financing Activities
Net cash provided by financing activities was $2,356.6 million for the six months ended June 30, 2016, compared to net cash used in financing activities of $124.7 million for the six months ended June 30, 2015. This increase was driven primarily by the approximate $2.5 billion of net proceeds received from our February 3, 2016, equity offering of 29.9 million shares of our Class B common stock to partially fund the pending Acquisition. Additionally, we paid $50.1 million to repurchase shares of our Class B common stock during the six months ended June 30, 2015. We did not have any stock repurchases during the six months ended June 30, 2016. We also had lower net overdraft payments on our cross-border, cross-currency cash pool of approximately $36 million during the six months ended June 30, 2016.
This increase was partially offset by the increase to our dividends paid of $24.2 million related to the incremental shares outstanding resulting from our February 3, 2016, equity offering, lower proceeds received from the exercise of stock options of $23.2 million, as well as $15.0 million of debt issuance costs related to our financing of the pending Acquisition, and by $67.2 million of proceeds from our revolving credit facilities and commercial paper during the six months ended June 30, 2015.
Capital Resources
Cash and Cash Equivalents
As of June 30, 2016, we had total cash and cash equivalents of $2,990.3 million, compared to $430.9 million at December 31, 2015, and $413.8 million at June 30, 2015. The increase in cash and cash equivalents at June 30, 2016, from December 31, 2015, was primarily driven by the approximate $2.5 billion of net proceeds from our February 3, 2016, equity offering of 29.9 million shares of our Class B common stock related to the pending Acquisition. Subsequent to June 30, 2016, we received approximately $6.9 billion of net proceeds from the issuance of the 2016 Notes on July 7, 2016, thus, these proceeds are not included in cash and cash equivalents at June 30, 2016. The net proceeds received from the issuance of the 2016 Notes, along with borrowings available under the term loan and the net proceeds from the February 3, 2016, equity offering are sufficient to fund the $12.0 billion purchase price of the pending Acquisition.

Our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 90 days or less. These investments are viewed by management as low-risk investments and on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary. We also utilize cash pooling arrangements to facilitate the access to cash across our geographies. Additionally, in order to maximize the yield on the cash received from the equity issuance, while maintaining the ability to readily access these funds, MCBC has strategically invested the proceeds in various fixed rate deposit and money market accounts with terms of one month or less as of June 30, 2016. We have similarly invested a portion of the proceeds received from our July 7, 2016, debt issuance in the third quarter of 2016.
Borrowings
On July 7, 2016, MCBC issued the 2016 Notes in order to partially fund the financing of the pending Acquisition. This issuance resulted in total proceeds of approximately $6.9 billion, net of underwriting fees and discounts of $36.5 million and $17.7 million, respectively. Total estimated amounts capitalized in connection with the 2016 Notes, including underwriting fees, discounts as well as other financing related costs, were $64.2 million and will be amortized over the terms of the 2016 Notes. The 2016 Notes began accruing interest upon issuance, with semi-annual payments due on the USD Notes and CAD Notes in January and July beginning in 2017, and annual payments on our EUR Notes beginning July 2017. Our 2016 Notes are subject to a special mandatory redemption in the event that (i) we do not complete the pending Acquisition on or prior to November 11, 2016 (or, if pursuant to the purchase agreement the termination date is automatically extended, the date (not later than 18 months after November 11, 2015) to which the termination date is so extended) or (ii) if, prior to such date, we notify the trustee in writing that we will not pursue the pending Acquisition. The special mandatory redemption price will be equal to 101% of the aggregate principal amount of the applicable series of notes, plus accrued and unpaid interest from the issue date of the 2016 Notes, up to, but excluding, the date of such special mandatory redemption.
As a result of the issuance of our 2016 Notes, we have terminated our outstanding 364-day bridge loan agreement concurrent with the receipt of these proceeds. We also have a term loan agreement to partially fund the pending Acquisition that provides for access to a total term loan commitment of up to $1.5 billion in a 3-year tranche and up to $1.5 billion in a 5-year tranche, for an aggregate principal amount of up to $3.0 billion. We had not drawn on the bridge loan or the term loan as of June 30, 2016.
The majority of our outstanding borrowings as of June 30, 2016, consisted of fixed-rate senior notes, with maturities ranging from 2017 to 2042. We also hold short-term borrowings primarily related to overdrafts on our cross-border cross-currency cash pool arrangement and overdraft facilities. See Part I—Item 1. Financial Statements, Note 11, "Debt" to the unaudited condensed consolidated financial statements for details of our outstanding borrowings as of June 30, 2016, and December 31, 2015.
Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on our term loan agreement, as required upon close of the pending Acquisition, and on our $750 million revolving credit facility if the need arises. There were no outstanding borrowings under our $750 million revolving credit facility as of June 30, 2016. As we had no outstanding borrowings as of June 30, 2016, under our commercial paper program, we have $750 million available to draw on under this revolving credit facility. We also have Japanese Yen ("JPY") overdraft facilities, CAD and British Pound ("GBP") lines of credit with several banks should we need additional short-term liquidity. We also currently utilize and will further utilize our cross-border, cross currency cash pool as well as our commercial paper program for liquidity needs after this revolving credit facility expires in 2019.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions. The covenants specify that our leverage ratio cannot exceed 3.5x debt to earnings before interest expense, tax expense, depreciation and amortization ("EBITDA") as defined in our credit agreement. As of June 30, 2016, we were in compliance with all of these restrictions and have met all debt payment obligations. The restrictions related to our 2016 Notes issued subsequent to quarter end are substantially similar as those of our outstanding senior notes as of June 30, 2016, which all rank pari-passu. As part of our financing for the pending Acquisition, we amended our $750 million revolving multi-currency credit facility during the fourth quarter of 2015, effective following the completion of the pending Acquisition to increase the maximum leverage ratio to 5.75x debt to EBITDA, with a decline to 3.75x debt to EBITDA in the fourth year following the closing of the pending Acquisition.
Credit Rating
Our current long-term credit ratings are BBB-/Stable Outlook, Baa3/Stable Outlook, BBB-/Stable Outlook and BBB(Low)/Stable Outlook with Standard and Poor's, Moody's Investor Services, Fitch Ratings and DBRS, respectively. Similarly, our short-term credit ratings are A-3, Prime-3, F3 and R-2(low), respectively. A securities rating is not a recommendation to buy, sell or hold securities, and it may be revised or withdrawn at any time by the rating agency.

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

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Weighted-Average Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.29	1.22	1.32	1.25
Euro (EUR)	0.89	0.89	0.90	0.89
British Pound (GBP)	0.70	0.66	0.70	0.66
Czech Koruna (CZK)	23.96	24.47	24.14	24.51
Croatian Kuna (HRK)	6.65	6.80	6.68	6.81
Serbian Dinar (RSD)	109.35	108.69	110.54	108.77
New Romanian Leu (RON)	4.00	4.00	4.05	3.95
Bulgarian Lev (BGN)	1.73	1.75	1.75	1.74
Hungarian Forint (HUF)	278.33	276.85	280.80	275.11

	As of
	June 30, 2016	December 31, 2015
Closing Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.29	1.38
Euro (EUR)	0.90	0.92
British Pound (GBP)	0.75	0.68
Czech Koruna (CZK)	24.38	24.88
Croatian Kuna (HRK)	6.77	7.04
Serbian Dinar (RSD)	110.99	111.86
New Romanian Leu (RON)	4.07	4.16
Bulgarian Lev (BGN)	1.76	1.80
Hungarian Forint (HUF)	284.23	290.44
The weighted-average exchange rates for the three and six months ended June 30, 2016, and June 30, 2015, have been calculated based on the average of the foreign exchange rates during the relevant period and have been weighted according to the foreign denominated earnings before interest and taxes of the USD equivalent.
If foreign currencies in the countries in which we operate devalue significantly in future periods, most significantly the CAD and European operating currencies included in the above table, then the impact on USD reported earnings may be material. For example, as a result of the referendum held on June 23, 2016, in which a majority of voters in the U.K. voted in favor of the U.K. leaving the European Union, the GBP had weakened as of June 30, 2016, and subsequently continues to be volatile. Any significant weakening of the GBP to the USD will have an adverse impact on our European revenues as reported in USD due to the importance of U.K. sales.

Capital Expenditures
We incurred $95.5 million, and have paid $121.6 million, for capital improvement projects worldwide in the six months ended June 30, 2016, excluding capital spending by MillerCoors and other equity method joint ventures, representing a decrease of $21.1 million from the $116.6 million of capital expenditures incurred in the six months ended June 30, 2015. We currently expect to incur total capital expenditures for 2016 of approximately $220 million, based on foreign exchange rates as of June 30, 2016, excluding capital expenditures associated with the new construction intended to replace the Vancouver brewery as well capital spending by MillerCoors and other equity method joint ventures or consideration of the potential implications of the pending Acquisition. We have increased our focus on where and how we employ our planned capital expenditures, specifically strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.
Contractual Obligations and Commercial Commitments
Contractual Cash Obligations as of June 30, 2016
A summary of our consolidated contractual cash obligations as of June 30, 2016, and based on foreign exchange rates at June 30, 2016, is as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Debt obligations(1)	$3,030.4	$347.1	$696.4	$386.9	$1,600.0
Interest payments on debt obligations(1)	1,607.4	110.4	178.7	157.9	1,160.4
Retirement plan expenditures	75.9	7.6	14.7	15.3	38.3
Operating leases	121.9	30.8	48.9	26.5	15.7
Other long-term obligations	2,725.4	713.0	759.4	558.5	694.5
Total obligations	$7,561.0	$1,208.9	$1,698.1	$1,145.1	$3,508.9
(1) The above contractual obligations related to debt obligations and interest payments on debt obligations does not include the approximate $7.0 billion of the 2016 Notes issued subsequent to June 30, 2016.
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
Other Commercial Commitments as of June 30, 2016
Based on foreign exchange rates as of June 30, 2016, future commercial commitments are as follows:

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$43.6	$42.3	$1.3	$—	$—

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

Off-Balance Sheet Arrangements
In accordance with generally accepted accounting principles in the U.S., our operating leases are not reflected in our unaudited condensed consolidated balance sheets. Refer to Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report for further discussion of these off-balance sheet arrangements. As of June 30, 2016, we did not have any other material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook for 2016
In the second half of 2016, we will continue to drive our first choice for consumer and customer agenda in the geographies and segments in which we operate, ensuring that we build a broader, stronger and more premium portfolio, while driving best-in-class customer service and partnerships. With the necessary financing now secure as a result of issuance of the 2016 Notes on July 7, 2016, we continue to anticipate the pending Acquisition to close in the second half of 2016, subject to, and contingent on, the successful closing of the ABI/SABMiller transaction. In the past few months, we have made substantial progress on the pending Acquisition as further discussed below.
In Canada, we are continuing to invest behind new advertising focused on product quality, and improved sales execution by way of our field sales management program. These efforts are aimed not only at improving our performance in the premium segment, but also at continuing to accelerate our growing above premium portfolio. We will continue our push in the hard soda space with Mad Jack Root Beer and Ginger Ale, the first major hard soda entries in Canada. Additionally, we signed a partnership agreement in May with Brasseur de Montreal to leverage its craft and specialty beers in Quebec and across our strong Canada distribution network. Following the close of the pending Acquisition, we are also looking forward to bringing the Miller brands back into our Canada portfolio.

In the U.S., MillerCoors remains focused on its strategy to drive total volume growth by 2019. For the first time in many years, our largest business is in line with its volume expectations through the first six months. The second quarter of 2016 also provided additional steps toward its growth ambition, with strengthened marketing behind flagship brands Coors Light and Miller Lite, and we are starting to see the positive impact. We continue to see success in the innovation space. In above premium, we remain bullish on the potential of Henry’s as the hard soda category continues to grow. In the second quarter of 2016, Henry's became the number-one hard soda franchise and MillerCoors plans to roll out Henry’s Hard Cherry Cola this month. In the craft segment, MillerCoors will continue to invest behind advertising support for Blue Moon and Leinenkugel’s during the balance of the peak beer selling season. MillerCoors also recently announced that it has agreed to purchase a majority interest in Oregon-based Hop Valley Brewing Company and to increase its ownership of the Georgia-based Terrapin Beer Company from a minority stake to a majority interest. These are highly regarded brewers in both their regions and nationwide further strengthening our leading U.S. craft portfolio, which also includes Blue Moon, Leinenkugel's and Saint Archer brands. Additionally, next month at its fall meeting with distributors, the U.S. team will share plans to improve the performance of its below premium portfolio. The team also continues to expand its Building with Beer retail strategy beyond the on-premise to additional channels to build first choice customer partnerships. With changes pending in the MillerCoors ownership structure, the mood is not one of apprehension, but of excitement. In the meantime, MillerCoors remains disciplined, decisive and accountable for growing our business, transforming our portfolio, and driving shareholder value.
In Europe, we achieved strong top-line and market-share performance in the second quarter of 2016 on the strength of our core and above premium brands and the addition of the Rekorderlig cider and Staropramen brands in the U.K. Increased brand amortization expense will continue to present a headwind for one more quarter, and we intend to continue to invest in our core brand portfolio across Europe to grow share of segment, which includes our ambition to leverage our English Premier League sponsorship well beyond Carling in the U.K. to many high-potential brand and market opportunities. We will also continue to premiumise our portfolio, with Coors Light, the Sharp's portfolio led by Doom Bar, Cobra, Rekorderlig and Staropramen in the U.K. as well as and Republic of Ireland's leading craft brand, Franciscan Well.
In a referendum held on June 23, 2016, a majority of voters in the U.K. voted in favor of the U.K. leaving the European Union. The U.K. vote to leave the European Union triggered a decline in the GBP in comparison to USD and EUR. Weakening of economic conditions or economic uncertainties tend to harm the beer business, and if such conditions emerge in the U.K. or in the rest of Europe, it may have a material adverse effect on our Europe segment. In addition, any significant weakening of the GBP to the USD will have an adverse impact on our European revenues as reported in USD due to the importance of U.K. sales.
In MCI, we are focused on continuing to accelerate our overall growth in existing and select new markets while attaining profitability in 2016 on a constant currency basis versus 2013, when we originally made this commitment, excluding the impact of the Bihar total alcohol prohibition. Upon closing on the pending Acquisition, we are planning to integrate the Miller international brands into our portfolio and leverage a footprint that complements our growth strategy and allows us to gain entrance into high-priority markets, while increasing our business scale in current markets. We also intend to continue to drive rapid growth for Coors Light in Latin America. In the future, we expect the Coors, Miller and Staropramen brands to be the priorities of our international brand portfolio. In India, we expect to continue to add scale through our Mount Shivalik business.
We expect 2016 marketing, general and administrative expense in Corporate to be approximately $120 million, excluding costs related to the pending Acquisition.
We currently anticipate up to approximately $20 million of cash contributions to our defined benefit pension plans in 2016, based on foreign exchange rates at June 30, 2016, which includes $10.4 million of contributions made in the first half of 2016. MillerCoors, BRI and BDL contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements.
Pending Acquisition
In 2015 we entered into a definitive agreement to purchase the remaining 58% of SABMiller’s economic interest and 50% voting interest in MillerCoors, as well as all trademarks, contracts and other assets primarily related to the Miller brand portfolio outside of the U.S. and Puerto Rico, which we expect to significantly advance our ambition to be the first choice for consumers and customers. We currently anticipate the pending Acquisition to close in the second half of 2016, subject to, and contingent on, the successful closing of the ABI/SABMiller transaction. As a result, we are subject to the risks inherent in that transaction, including delay or a failure to consummate the ABI/SABMiller transaction, for reasons outside of our control. In the past few months, we have made substantial progress on the pending Acquisition. Specifically, on July 7, 2016, we replaced the outstanding commitment on our bridge loan with long-term financing in the form of the 2016 Notes. The net proceeds received from the issuance of the 2016 Notes, along with borrowings available under the term loan and the net proceeds from the February 3, 2016, equity offering are sufficient to fund the $12.0 billion purchase price of the pending Acquisition. We continue to expect to incur increased general and administrative expenses as well as non-operating expenses as a result of the pending Acquisition including transactional costs and temporary financing costs until the pending Acquisition closes.
Interest
We anticipate 2016 consolidated net interest expense of approximately $110 million, excluding interest expense and interest income related to the pending Acquisition, based on foreign exchange and interest rates at June 30, 2016.
Dividends
As a result of the pending Acquisition, we plan to maintain our current quarterly dividend of $0.41 per share as we pay down debt, and we will revisit our dividend policy once deleveraging is well underway.
Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first half of 2016, except in connection with the total alcohol prohibition in the state of Bihar, India for which an interim impairment review was performed during the second quarter of 2016 for tangible assets, intangible assets and the India reporting unit goodwill. Refer to Part I—Item 1. Financial Statements, Note 10, "Goodwill and Intangible Assets" to the unaudited condensed consolidated financial statements for discussion of the results of this interim review and 2015 annual impairment testing analysis and the related risks to our indefinite-lived intangible brand assets and goodwill amounts associated with our reporting units.

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
In May 2014, the FASB issued authoritative guidance related to new accounting requirements for the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. Subsequent to the release of this guidance, the FASB has issued additional updates intended to provide interpretive clarifications and to reduce the cost and complexity of applying the new revenue recognition standard both at transition and on an ongoing basis. The new standard and related amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that annual reporting period. Upon adoption of the new standard, the use of either a full retrospective or cumulative effect transition method is permitted. We have not yet selected a transition method and are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance.
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
For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Item 1. Financial Statements, Note 13, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements. On a rolling twelve-month basis, maturities of derivative financial instruments held on June 30, 2016, based on foreign exchange rates as of June 30, 2016, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$(8.2)	$(6.4)	$(2.3)	$0.5	$—

Sensitivity Analysis
Our market sensitive derivative and other financial instruments, as defined by the SEC, are debt, foreign currency forward contracts and commodity swaps. We monitor foreign exchange risk, interest rate risk, commodity risk, and related derivatives using a sensitivity analysis.
The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolio:

	As of
	June 30, 2016	December 31, 2015
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards(1)	$(215.4)	$(29.7)
Foreign currency denominated debt	$(111.3)	$(103.1)
Interest rate risk:
Debt	$(86.0)	$(99.6)
Commodity price risk:
Swaps	$(13.0)	$(9.4)

(1)
Prior to issuing our EUR notes and CAD notes on July 7, 2016, we entered into foreign currency forward agreements to economically hedge a portion of the foreign currency exposure on the notes prior to issuance. See Note 13, "Derivative Instruments and Hedging Activities" for additional information.

The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I—Item 1A. "Risk Factors" in our Annual Report, which could materially affect our business, financial condition and/or future results. There have been no material changes to the risk factors contained in our Annual Report with the exception of the additional risk factor included below. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.

The vote in the U.K. to leave the European Union could adversely affect us. Approximately 34% of our consolidated net sales in 2015 came from the U.K., which is our largest market in Europe. In a referendum held on June 23, 2016, a majority of voters in the U.K. voted in favor of the U.K. leaving the European Union. The U.K. vote to leave the European Union triggered a decline in the GBP in comparison to USD and EUR. Weakening of economic conditions or economic uncertainties tend to harm the beer business, and if such conditions emerge in the U.K. or in the rest of Europe, it may have a material adverse effect on our Europe segment. In addition, any significant weakening of the GBP to the USD will have an adverse impact on our European revenues as reported in USD due to the importance of U.K. sales.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
The following are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q:
(a)   Exhibits

Exhibit Number	Document Description
4.1
Seventh Supplemental Indenture, dated as of May 13, 2016, to the Indenture dated October 6, 2010, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on June 28, 2016).

4.2
Third Supplemental Indenture, dated as of May 13, 2016, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on June 28, 2016).

4.3
Third Supplemental Indenture, dated as of May 13, 2016, to the Indenture dated May 3, 2012, by and among the Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K, filed on June 28, 2016).

4.4
Indenture, dated as of July 7, 2016, among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on July 7, 2016).

4.5
First Supplemental Indenture, dated as of July 7, 2016, among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and Paying Agent (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on July 7, 2016).

4.6
Second Supplemental Indenture, dated as of July 7, 2016, among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K, filed on July 7, 2016).

4.7	Form of 1.250% Senior Notes due 2024 (incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K, filed on July 7, 2016).
4.8	Form of 1.450% Senior Notes due 2019 (incorporated by reference to Exhibit 4.5 of our Current Report on Form 8-K, filed on July 7, 2016).
4.9	Form of 2.100% Senior Notes due 2021 (incorporated by reference to Exhibit 4.6 of our Current Report on Form 8-K, filed on July 7, 2016).
4.10	Form of 3.000% Senior Notes due 2026 (incorporated by reference to Exhibit 4.7 of our Current Report on Form 8-K, filed on July 7, 2016).
4.11	Form of 4.200% Senior Notes due 2046 (incorporated by reference to Exhibit 4.8 of our Current Report on Form 8-K, filed on July 7, 2016).
4.12
Indenture, dated as of July 7, 2016, among Molson Coors International LP, Molson Coors Brewing Company, as parent, the subsidiary guarantors named therein and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.9 of our Current Report on Form 8-K, filed on July 7, 2016).

4.13
First Supplemental Indenture, dated as of July 7, 2016, among Molson Coors International LP, Molson Coors Brewing Company, as parent, the subsidiary guarantors named therein and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.10 of our Current Report on Form 8-K, filed on July 7, 2016).

4.14	Form of 2.840% Senior Notes due 2023 (incorporated by reference to Exhibit 4.11 of our Current Report on Form 8-K, filed on July 7, 2016).
4.15	Form of 3.440% Senior Notes due 2026 (incorporated by reference to Exhibit 4.12 of our Current Report on Form 8-K, filed on July 7, 2016).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016, and June 30, 2015, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016, and June 30, 2015, (iii) the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2016, and December 31, 2015, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016, and June 30, 2015, (v) the Notes to Unaudited Condensed Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ BRIAN C. TABOLT
Brian C. Tabolt Global Controller (Chief Accounting Officer) August 2, 2016