Form 10-Q
period 2016-09-30
MOLSON COORS BREWING CO
filed 2016-11-01
CIK 24545

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 27, 2016:
Class A Common Stock— 2,561,901 shares
Class B Common Stock—194,025,239 shares
Exchangeable shares:
As of October 27, 2016, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares—2,887,986 shares
Class B Exchangeable shares—15,392,468 shares
The Class A exchangeable shares and Class B exchangeable shares are shares of the share capital in Molson Coors Canada Inc., a wholly-owned subsidiary of the registrant. They are publicly traded on the Toronto Stock Exchange under the symbols TPX.A and TPX.B, respectively. These shares are intended to provide substantially the same economic and voting rights as the corresponding class of Molson Coors common stock in which they may be exchanged. In addition to the registered Class A common stock and the Class B common stock, the registrant has also issued and outstanding one share each of a Special Class A voting stock and Special Class B voting stock. The Special Class A voting stock and the Special Class B voting stock provide the mechanism for holders of Class A exchangeable shares and Class B exchangeable shares to be provided instructions to vote with the holders of the Class A common stock and the Class B common stock, respectively. The holders of the Special Class A voting stock and Special Class B voting stock are entitled to one vote for each outstanding Class A exchangeable share and Class B exchangeable share, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The Special Class A voting stock and Special Class B voting stock are subject to a voting trust arrangement. The trustee which holds the Special Class A voting stock and the Special Class B voting stock is required to cast a number of votes equal to the number of then-outstanding Class A exchangeable shares and Class B exchangeable shares, respectively, but will only cast a number of votes equal to the number of Class A exchangeable shares and Class B exchangeable shares as to which it has received voting instructions from the owners of record of those Class A exchangeable shares and Class B exchangeable shares, other than the registrant or its subsidiaries, respectively, on the record date, and will cast the votes in accordance with such instructions so received.

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under the heading "Outlook for 2016" therein, relating to the acquisition of MillerCoors LLC and all trademarks, contracts and other assets primarily related to the Miller brand portfolio outside of the U.S. and Puerto Rico, overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, anticipated results, anticipated synergies, expectations for funding future capital expenditures and operations, debt service capabilities, shipment levels and profitability, market share and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies," and variations of such words and similar expressions are intended to identify forward-looking statements.
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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Sales	$1,337.7	$1,454.3	$3,695.5	$3,890.5
Excise taxes	(390.1)	(436.9)	(1,104.5)	(1,167.4)
Net sales	947.6	1,017.4	2,591.0	2,723.1
Cost of goods sold	(541.3)	(585.9)	(1,517.5)	(1,620.6)
Gross profit	406.3	431.5	1,073.5	1,102.5
Marketing, general and administrative expenses	(278.9)	(265.2)	(843.4)	(789.1)
Special items, net	4.9	(293.5)	79.0	(335.8)
Equity income in MillerCoors	156.9	135.3	491.2	470.1
Operating income (loss)	289.2	8.1	800.3	447.7
Interest income (expense), net	(66.6)	(26.8)	(154.4)	(86.6)
Other income (expense), net	0.8	3.7	(44.9)	7.4
Income (loss) from continuing operations before income taxes	223.4	(15.0)	601.0	368.5
Income tax benefit (expense)	(19.6)	27.3	(57.5)	(43.9)
Net income (loss) from continuing operations	203.8	12.3	543.5	324.6
Income (loss) from discontinued operations, net of tax	—	2.9	(2.3)	4.5
Net income (loss) including noncontrolling interests	203.8	15.2	541.2	329.1
Net (income) loss attributable to noncontrolling interests	(1.3)	1.4	(3.7)	(2.4)
Net income (loss) attributable to Molson Coors Brewing Company	$202.5	$16.6	$537.5	$326.7
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.94	$0.07	$2.56	$1.74
From discontinued operations	—	0.02	(0.01)	0.02
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$0.94	$0.09	$2.55	$1.76
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.94	$0.07	$2.54	$1.73
From discontinued operations	—	0.02	(0.01)	0.02
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$0.94	$0.09	$2.53	$1.75
Weighted-average shares—basic	214.8	185.0	211.1	185.5
Weighted-average shares—diluted	216.3	186.0	212.6	186.6
Amounts attributable to Molson Coors Brewing Company
Net income (loss) from continuing operations	$202.5	$13.7	$539.8	$322.2
Income (loss) from discontinued operations, net of tax	—	2.9	(2.3)	4.5
Net income (loss) attributable to Molson Coors Brewing Company	$202.5	$16.6	$537.5	$326.7
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income (loss) including noncontrolling interests	$203.8	$15.2	$541.2	$329.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(57.8)	(263.3)	55.9	(687.9)
Unrealized gain (loss) on derivative and non-derivative financial instruments	(8.8)	2.0	(35.4)	10.6
Reclassification of derivative (gain) loss to income	—	(1.7)	(3.1)	(4.7)
Pension and other postretirement benefit adjustments	—	—	—	(1.8)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	6.9	9.1	20.9	27.4
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	0.3	(2.1)	21.7	(2.4)
Total other comprehensive income (loss), net of tax	(59.4)	(256.0)	60.0	(658.8)
Comprehensive income (loss)	144.4	(240.8)	601.2	(329.7)
Comprehensive (income) loss attributable to noncontrolling interests	(1.3)	1.4	(2.1)	(2.4)
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$143.1	$(239.4)	$599.1	$(332.1)
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT PAR VALUE) (UNAUDITED)

	As of
	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$9,981.5	$430.9
Accounts receivable, net	474.4	424.7
Other receivables, net	164.4	101.2
Inventories:
Finished	178.0	139.1
In process	15.2	13.0
Raw materials	11.2	18.6
Packaging materials	13.9	8.6
Total inventories	218.3	179.3
Other current assets, net	109.1	122.7
Total current assets	10,947.7	1,258.8
Properties, net	1,527.1	1,590.8
Goodwill	1,925.2	1,983.3
Other intangibles, net	4,880.4	4,745.7
Investment in MillerCoors	2,643.6	2,441.0
Deferred tax assets	26.7	20.2
Notes receivable, net	17.6	19.9
Other assets	228.5	216.6
Total assets	$22,196.8	$12,276.3
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$1,273.9	$1,184.4
Current portion of long-term debt and short-term borrowings	326.9	28.7
Discontinued operations	4.9	4.1
Total current liabilities	1,605.7	1,217.2
Long-term debt	9,560.7	2,908.7
Pension and postretirement benefits	206.1	201.9
Deferred tax liabilities	798.1	799.8
Unrecognized tax benefits	12.2	8.4
Other liabilities	61.0	66.9
Discontinued operations	12.6	10.3
Total liabilities	12,256.4	5,213.2
Commitments and contingencies (Note 15)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value per share (authorized: 500.0 shares; issued: 203.5 shares and 172.5 shares, respectively)	2.0	1.7
Class A exchangeable shares, no par value (issued and outstanding: 2.9 shares and 2.9 shares, respectively)	108.1	108.2
Class B exchangeable shares, no par value (issued and outstanding: 15.4 shares and 16.0 shares, respectively)	579.6	603.0
Paid-in capital	6,565.6	4,000.4
Retained earnings	4,768.9	4,496.0
Accumulated other comprehensive income (loss)	(1,633.3)	(1,694.9)
Class B common stock held in treasury at cost (9.5 shares and 9.5 shares, respectively)	(471.4)	(471.4)
Total Molson Coors Brewing Company stockholders' equity	9,919.5	7,043.0
Noncontrolling interests	20.9	20.1
Total equity	9,940.4	7,063.1
Total liabilities and equity	$22,196.8	$12,276.3
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$541.2	$329.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204.3	241.9
Amortization of debt issuance costs and discounts	63.2	3.6
Share-based compensation	17.6	12.9
(Gain) loss on sale or impairment of properties and other assets, net	(89.4)	272.1
Equity income in MillerCoors	(478.9)	(470.1)
Distributions from MillerCoors	478.9	470.1
Equity in net (income) loss of other unconsolidated affiliates	(3.1)	(2.6)
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	(19.6)	10.0
Income tax (benefit) expense	57.5	43.9
Income tax (paid) received	(152.2)	(113.2)
Interest expense, excluding interest amortization	170.9	89.1
Interest paid	(105.8)	(109.4)
Pension expense	6.4	12.0
Pension contributions paid	(10.1)	(246.4)
Change in current assets and liabilities (net of impact of business combinations) and other	(53.0)	(59.5)
(Gain) loss from discontinued operations	2.3	(4.5)
Net cash provided by operating activities	630.2	479.0
Cash flows from investing activities:
Additions to properties	(188.9)	(208.3)
Proceeds from sales of properties and other assets	155.4	8.8
Acquisition of businesses, net of cash acquired	—	(91.2)
Proceeds from sale of business	6.6	8.7
Investment in MillerCoors	(1,253.7)	(1,144.5)
Return of capital from MillerCoors	1,089.7	1,088.2
Other	2.0	(7.1)
Net cash used in investing activities	(188.9)	(345.4)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,525.6	—
Exercise of stock options under equity compensation plans	8.2	31.2
Dividends paid	(264.6)	(228.1)
Payments for purchase of treasury stock	—	(100.1)
Debt issuance costs	(60.2)	—
Payments on debt and borrowings	(23.3)	(696.1)
Proceeds on debt and borrowings	6,971.9	713.0
Net proceeds from (payments on) revolving credit facilities and commercial paper	1.6	17.1
Change in overdraft balances and other	(39.1)	(64.6)
Net cash provided by (used in) financing activities	9,120.1	(327.6)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	9,561.4	(194.0)
Effect of foreign exchange rate changes on cash and cash equivalents	(10.8)	(37.0)
Balance at beginning of year	430.9	624.6
Balance at end of period	$9,981.5	$393.6
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments and Corporate. Our reporting segments include: Molson Coors Canada ("MCC" or Canada segment), operating in Canada; MillerCoors LLC ("MillerCoors" or U.S. segment), which is accounted for by us under the equity method of accounting, operating in the United States ("U.S."); Molson Coors Europe (Europe segment), operating in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, Republic of Ireland, Romania, Serbia, the United Kingdom ("U.K.") and various other European countries; and Molson Coors International ("MCI"), operating in various other countries. Unless otherwise indicated, information in this report is presented in U.S. dollars ("USD" or "$") and comparisons are to comparable prior periods. Our primary operating currencies, other than USD, include the Canadian Dollar ("CAD"), the British Pound ("GBP"), and our Central European operating currencies such as the Euro ("EUR"), Czech Koruna ("CZK"), Croatian Kuna ("HRK") and Serbian Dinar ("RSD").
On November 11, 2015, we entered into a purchase agreement (as amended, the "Purchase Agreement") with Anheuser-Busch InBev SA/NV to acquire all of SABMiller plc's (“SABMiller”) 58% economic interest and 50% voting interest in MillerCoors and all trademarks, contracts and other assets primarily related to the Miller brand portfolio outside of the U.S. and Puerto Rico as described in the Purchase Agreement (the "Acquisition"). Following the closing of the Acquisition on October 11, 2016, MillerCoors became a wholly-owned subsidiary of MCBC and as a result, MCBC now owns 100% of the outstanding equity and voting interests of MillerCoors. See Note 16, "Acquisition" for further details.
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
These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 ("Annual Report"), and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements ("Notes") included in our Annual Report. Our accounting policies did not change in the first three quarters of 2016.
The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be achieved for the full year.
2. New Accounting Pronouncements
New Accounting Pronouncements Recently Adopted
In March 2016, the Financial Accounting Standards Board ("FASB") issued authoritative guidance intended to simplify and improve several aspects of the accounting for share-based payment transactions. The guidance includes amendments that require excess tax benefits or deficiencies resulting from share-based payments be recognized in the income statement as a component of the provision for income taxes, whereas previously these were recognized within additional paid-in-capital. Further, the new guidance provides an accounting policy election to account for forfeitures as they occur. The new standard also amends the presentation of employee share-based payment-related items in the statement of cash flows by requiring that: (i) excess tax benefits be classified as cash inflows provided by operating activities (MCBC previously included within cash flows provided by financing activities), and (ii) cash paid to taxing authorities arising from the withholding of shares from employees be classified as cash outflows used in financing activities (MCBC previously included within cash flows provided by operating activities). We have early adopted this guidance during the quarter ended September 30, 2016. The adoption of this guidance resulted in a reduction to our income tax expense and additional paid-in-capital of $4.1 million and $8.0 million for the three and nine months ended September 30, 2016, as a result of excess tax benefits generated during 2016 being reclassified from additional paid-in-capital to income tax expense upon adoption. The amendments also impacted our calculation of diluted earnings per share under the treasury stock method, as excess tax benefits and deficiencies resulting from share-based payments are no longer included in the assumed proceeds calculation. These provisions of the new guidance have been adopted on a prospective basis as of January 1, 2016, which is the beginning of the annual period that includes the interim period of adoption. As permitted by this standard, the Company has elected to continue to estimate forfeitures expected to occur when calculating share-based compensation expense. The cash flow impacts of the adoption of this guidance were applied on a retrospective basis to all periods presented. In the period of adoption, these impacts resulted in an increase to net cash provided by operating activities, and a corresponding decrease to net cash provided by financing activities of $25.4 million for the nine months ended September 30, 2016. The adoption of this guidance impacted our previously reported results for fiscal year 2015 as follows:

	Nine Months Ended September 30, 2015
	As Reported	As Adjusted
	(In millions)
Condensed Consolidated Statements of Cash Flows:
Net cash provided by (used in) operating activities	$461.5	$479.0
Net cash provided by (used in) financing activities	$(310.1)	$(327.6)
The adoption of this guidance impacted our previously reported results for fiscal year 2016, as follows:

	Three Months Ended March 31, 2016		Six Months Ended June 30, 2016
	As Reported	As Adjusted	As Reported	As Adjusted
	(In millions)
Condensed Consolidated Statements of Operations:
Income tax benefit (expense)	$(20.6)	$(16.7)	$(41.8)	$(37.9)
Net income (loss) attributable to Molson Coors Brewing Company	$158.8	$162.7	$331.1	$335.0
Basic earnings per share	$0.78	$0.80	$1.58	$1.60
Diluted earnings per share	$0.78	$0.80	$1.58	$1.59
Diluted weighted-average shares outstanding	204.8	205.1	210.2	210.5

	Three Months Ended March 31, 2016		Six Months Ended June 30, 2016
	As Reported	As Adjusted	As Reported	As Adjusted
	(In millions)
Condensed Consolidated Statements of Cash Flows:
Net cash provided by (used in) operating activities	$(93.4)	$(88.3)	$264.4	$282.4
Net cash provided by (used in) financing activities	$2,463.6	$2,458.5	$2,356.6	$2,338.6

	As of
	March 31, 2016		June 30, 2016
	As Reported	As Adjusted	As Reported	As Adjusted
	(In millions)
Condensed Consolidated Balance Sheets:
Paid-in capital	$6,550.0	$6,546.1	$6,556.6	$6,552.7
Retained earnings	$4,566.5	$4,570.4	$4,650.6	$4,654.5
New Accounting Pronouncements Not Yet Adopted
In August 2016, the FASB issued authoritative guidance intended to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows. The amendment addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. These updates are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. The guidance should be applied retrospectively unless it is impractical to do so; in which case, the guidance should be applied prospectively as of the earliest date practicable. We do not anticipate that this guidance will have an impact on our condensed consolidated financial statements.
In February 2016, the FASB issued authoritative guidance intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The guidance should be applied under a modified retrospective transition approach for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. Any leases that expire before the initial application date will not require any accounting adjustment. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance.
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
3. Segment Reporting
Our reporting segments are based on the key geographic regions in which we operate, which are the basis on which our chief operating decision maker evaluates the performance of the business. Our reporting segments consist of Canada, the U.S., Europe and MCI. Corporate is not a segment and primarily includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. No single customer accounted for more than 10% of our consolidated sales for the three and nine months ended September 30, 2016, and September 30, 2015, respectively. Net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting sales revenues and income (loss) from continuing operations before income taxes are insignificant (other than those with MillerCoors, see Note 4, "Investments" for additional detail) and eliminated in consolidation.
The following table presents net sales by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In millions)
Canada	$402.2	$411.2	$1,096.1	$1,169.6
Europe	512.6	566.0	1,393.4	1,448.7
MCI	33.4	41.3	103.6	107.6
Corporate	0.2	0.3	0.8	0.8
Eliminations(1)	(0.8)	(1.4)	(2.9)	(3.6)
Consolidated	$947.6	$1,017.4	$2,591.0	$2,723.1

(1)	Represents inter-segment sales from the Europe segment to the MCI segment.

The following table presents income (loss) from continuing operations before income taxes by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In millions)
Canada	$90.3	$91.8	$325.4	$228.8
U.S.	156.9	135.3	491.2	470.1
Europe	98.5	(183.2)	156.3	(138.3)
MCI	(2.7)	(2.1)	(38.4)	(19.7)
Corporate	(119.6)	(56.8)	(333.5)	(172.4)
Consolidated	$223.4	$(15.0)	$601.0	$368.5
Income (loss) from continuing operations before income taxes includes the impact of special items. Refer to Note 6, "Special Items" for further discussion. Additionally, various costs associated with the Acquisition and its related financing have been recorded within our Corporate segment for the three and nine months ended September 30, 2016, including $17.2 million and $51.7 million, respectively, of transaction-related fees recorded within marketing, general & administrative expenses; $11.0 million and $61.2 million, respectively, of derivative losses and financing costs related to our bridge loan within other income (expense); and $39.3 million and $73.0 million, respectively, of financing costs related to our term loan and interest related to our 2016 Notes, losses on our swaptions that settled during the second quarter of 2016, and interest income related to our fixed rate deposit and money market accounts, all within interest income (expense) net.
The following table presents total assets by segment:

	As of
	September 30, 2016	December 31, 2015
	(In millions)
Canada	$5,121.4	$4,560.6
U.S.	2,643.6	2,441.0
Europe	4,784.9	4,807.5
MCI(1)	115.1	133.7
Corporate(2)	9,531.8	333.5
Consolidated	$22,196.8	$12,276.3

(1)
Reflects the impact from the impairment recorded in the second quarter of 2016 related to the enactment of total alcohol prohibition in the state of Bihar, India. See Note 10, "Goodwill and Intangible Assets" for further details.

(2)
On July 7, 2016, we received approximately $6.9 billion, net of discounts and fees, from the issuance of our 2016 Notes as defined in Note 11, "Debt" and on February 3, 2016, we received proceeds of approximately $2.5 billion, net of issuance costs, from our equity offering of 29.9 million shares of our Class B common stock. See Note 16, "Acquisition" for further discussion.

4. Investments
Our investments include both equity method and consolidated investments. Those entities identified as variable interest entities ("VIEs") have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, consolidate these entities. None of our consolidated VIEs held debt as of September 30, 2016, or December 31, 2015. We have not provided any financial support to any of our VIEs during the year that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change, and we continually evaluate circumstances that could require consolidation or deconsolidation. As of September 30, 2016, and December 31, 2015, our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K.") and Grolsch U.K. Ltd. ("Grolsch"). Our unconsolidated VIEs are Brewers Retail Inc. ("BRI") and Brewers' Distributor Ltd. ("BDL").

In June 2016, our equity method investment, BRI, and Canadian Imperial Bank of Commerce (“CIBC”) entered into an agreement to extend the term of BRI's CAD 150 million revolving credit facility for an additional year. The extended agreement matures in June 2017, with one-year renewal options subject to approval by CIBC. MCBC, along with two additional shareholders of BRI, each guarantee BRI’s obligations under the facility, with our proportionate share of the guarantee totaling 45.9%. As a result of this guarantee, we have a current liability of $20.6 million and $16.9 million as of September 30, 2016, and December 31, 2015, respectively. The carrying value of the guarantee equals its fair value, which considers an adjustment for our own non-performance risk and is considered a Level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our equity method investment within the unaudited condensed consolidated balance sheets. The guarantee liability was calculated based on our proportionate 45.9% share of BRI’s total revolving credit facility outstanding balance at September 30, 2016. The resulting change in our equity method investment during the year due to movements in the guarantee represents a non-cash investing activity.
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
Equity Investments
Investment in MillerCoors
Following the closing of the Acquisition on October 11, 2016, MillerCoors became a wholly-owned subsidiary of MCBC and as a result, MCBC now owns 100% of the outstanding equity and voting interests of MillerCoors. See further details regarding the Acquisition in Note 16, "Acquisition".
Summarized financial information for MillerCoors is as follows:
Condensed Balance Sheets

	As of
	September 30, 2016	December 31, 2015
	(In millions)
Current assets	$949.5	$800.5
Non-current assets	9,221.5	9,099.5
Total assets	$10,171.0	$9,900.0
Current liabilities	$1,102.7	$1,180.1
Non-current liabilities	1,283.5	1,407.0
Total liabilities	2,386.2	2,587.1
Noncontrolling interests	17.5	20.1
Owners' equity	7,767.3	7,292.8
Total liabilities and equity	$10,171.0	$9,900.0

The following represents our proportionate share in MillerCoors' equity and reconciliation to our investment in MillerCoors:

	As of
	September 30, 2016	December 31, 2015
	(In millions, except percentages)
MillerCoors owners' equity	$7,767.3	$7,292.8
MCBC economic interest	42%	42%
MCBC proportionate share in MillerCoors equity	3,262.3	3,063.0
Difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(1)	(653.7)	(657.0)
Accounting policy elections	35.0	35.0
Investment in MillerCoors	$2,643.6	$2,441.0

(1)
Our net investment in MillerCoors is based on the carrying values of the net assets contributed to the joint venture which is less than our proportionate share of underlying equity (42%) of MillerCoors (contributed by both Coors Brewing Company and Miller Brewing Company ("Miller")). This basis difference, with the exception of certain non-amortizing items (goodwill, land, etc.), is being amortized as additional equity income over the remaining useful lives of the contributed long-lived amortizing assets. Due to the closing of the Acquisition on October 11, 2016, we will derecognize the remaining basis difference balance along with our pre-existing equity investment in MillerCoors in the fourth quarter of 2016, with the resulting impact recorded to special items. See Note 16, "Acquisition" for further details.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In millions)
Net sales	$2,007.7	$2,000.0	$5,950.5	$5,977.3
Cost of goods sold	(1,150.8)	(1,173.9)	(3,358.3)	(3,490.6)
Gross profit	$856.9	$826.1	$2,592.2	$2,486.7
Operating income(1)	$373.4	$323.0	$1,145.6	$1,125.7
Net income attributable to MillerCoors(1)	$369.2	$316.5	$1,134.0	$1,108.3

(1)
Results include net special charges primarily related to the closure of the Eden, North Carolina, brewery. For the three and nine months ended September 30, 2016, MillerCoors recorded net special charges of $8.3 million and $84.6 million, respectively, including $34.3 million and $103.2 million of accelerated depreciation in excess of normal depreciation associated with the closure of the Eden brewery. Special items during the three and nine months ended September 30, 2016, also include a postretirement benefit curtailment gain related to the closure of Eden of $25.7 million. For the three and nine months ended September 30, 2015, MillerCoors incurred special charges of $28.0 million related to the closure of the Eden brewery, including $21.8 million of accelerated depreciation in excess of normal depreciation.

The following represents our proportionate share in net income attributable to MillerCoors reported under the equity method of accounting:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In millions, except percentages)
Net income attributable to MillerCoors	$369.2	$316.5	$1,134.0	$1,108.3
MCBC economic interest	42%	42%	42%	42%
MCBC proportionate share of MillerCoors net income	155.1	132.9	476.3	465.5
Amortization of the difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors	1.1	1.0	3.3	3.4
Share-based compensation adjustment(1)	(0.5)	1.4	(0.7)	1.2
U.S. import tax benefit(2)	1.2	—	12.3	—
Equity income in MillerCoors	$156.9	$135.3	$491.2	$470.1

(1)
The net adjustment is to eliminate all share-based compensation impacts related to pre-existing SABMiller's equity awards held by former Miller employees employed by MillerCoors, as well as to add back all share-based compensation impacts related to pre-existing MCBC equity awards held by former MCBC employees who transferred to MillerCoors.

(2)
Represents a benefit associated with an anticipated refund to Coors Brewing Company ("CBC"), a wholly-owned subsidiary of MCBC, of U.S. federal excise tax paid on products imported by CBC based on qualifying volumes exported by CBC from the U.S. Due to administrative restrictions outlined within the legislation enacted in 2016, the anticipated refund is not expected to be received until 2018. Accordingly, the anticipated refund amount represents a non-current receivable which has been recorded within other non-current assets on the unaudited condensed consolidated balance sheet as of September 30, 2016.

The following table summarizes our transactions with MillerCoors:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In millions)
Beer sales to MillerCoors	$2.6	$2.8	$7.2	$8.8
Beer purchases from MillerCoors	$9.3	$11.6	$31.4	$30.9
Service agreement costs and other charges to MillerCoors	$0.6	$0.7	$1.9	$2.0
Service agreement costs and other charges from MillerCoors	$0.7	$0.2	$0.9	$0.8
As of September 30, 2016, and December 31, 2015, we had $8.2 million and $7.6 million of net payables due to MillerCoors, respectively.
Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	September 30, 2016		December 31, 2015
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Grolsch	$5.6	$0.3	$6.9	$3.3
Cobra U.K.	$16.6	$0.4	$30.2	$0.9

5. Share-Based Payments
We have one incentive compensation plan, the MCBC Incentive Compensation Plan (the "Incentive Compensation Plan"), and all outstanding equity awards were issued under the Incentive Compensation Plan. During the nine months ended September 30, 2016, and September 30, 2015, we recognized share-based compensation expense related to the following Class B common stock awards to certain directors, officers and other eligible employees, pursuant to the Incentive Compensation Plan: restricted stock units ("RSUs"), deferred stock units ("DSUs"), performance share units ("PSUs") and stock options. Additionally, we recognized share-based compensation expense related to performance units ("PUs") during the nine months ended September 30, 2015. These awards fully vested in the first quarter of 2015 and no further PUs have since been issued. The settlement amount of the PSUs is determined based on market and performance metrics, which include our total shareholder return performance relative to the S&P 500 and specified internal performance metrics designed to drive greater shareholder return. PSU compensation expense is based on a fair value assigned to the market metric using a Monte Carlo model, which will remain constant throughout the vesting period of three years, and a performance multiplier, which will vary due to changing estimates of the performance metric condition.
The following table summarizes share-based compensation expense and includes share-based compensation related to pre-existing MCBC equity awards held by former MCBC employees that have transferred to MillerCoors:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In millions)
Pretax compensation expense	$6.9	$4.8	$20.0	$12.9
Tax benefit	(1.9)	(1.2)	(5.7)	(3.3)
After-tax compensation expense	$5.0	$3.6	$14.3	$9.6
The increase in expense in the first three quarters of 2016 was primarily driven by performance metrics increasing the fair value of our PSUs.
As of September 30, 2016, there was $38.3 million of total unrecognized compensation expense from all share-based compensation arrangements granted under the Incentive Compensation Plan, related to unvested awards. This compensation expense is expected to be recognized over a weighted-average period of 1.8 years.
The following table represents non-vested RSUs, DSUs and PSUs as of September 30, 2016, and the activity during the nine months ended September 30, 2016:

	RSUs and DSUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 31, 2015	0.6	$56.23	0.5	$57.01
Granted	0.2	$89.71	0.1	$90.49
Vested	(0.2)	$46.74	(0.2)	$43.10
Forfeited	(0.1)	$62.76	—	$—
Non-vested as of September 30, 2016	0.5	$71.55	0.4	$72.68
The weighted-average fair value per unit for the non-vested PSUs is $96.92 as of September 30, 2016.

The following table represents the summary of stock options and stock-only stock appreciation rights ("SOSARs") outstanding as of September 30, 2016, and the activity during the nine months ended September 30, 2016:

	Shares outstanding	Weighted-average exercise price per share	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2015	1.3	$49.49	4.8	$58.0
Granted	0.1	$92.04
Exercised	(0.3)	$45.97
Forfeited	—	$—
Outstanding as of September 30, 2016	1.1	$56.04	5.1	$61.1
Exercisable at September 30, 2016	0.9	$47.87	3.9	$53.9
The total intrinsic values of stock options exercised during the nine months ended September 30, 2016, and September 30, 2015, were $15.0 million and $28.6 million, respectively. During the nine months ended September 30, 2016, and September 30, 2015, cash received from stock option exercises was $8.2 million and $31.2 million, respectively, and the total excess tax benefit from these stock option exercises and other awards was $8.0 million and $8.5 million, respectively.
The fair value of each option granted in the first three quarters of 2016 and 2015 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended
	September 30, 2016	September 30, 2015
Risk-free interest rate	1.40%	1.70%
Dividend yield	1.81%	2.20%
Volatility range	23.16%-24.64%	21.65%-29.90%
Weighted-average volatility	23.53%	23.71%
Expected term (years)	5.2	5.7
Weighted-average fair market value	$16.65	$13.98
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
The fair value of the market metric for each PSU granted in the first three quarters of 2016 and 2015 was determined on the date of grant using a Monte Carlo model to simulate total shareholder return for MCBC and peer companies with the following weighted-average assumptions:

	Nine Months Ended
	September 30, 2016	September 30, 2015
Risk-free interest rate	1.04%	1.06%
Dividend yield	1.81%	2.20%
Volatility range	14.10%-77.11%	12.73%-62.28%
Weighted-average volatility	23.68%	21.53%
Expected term (years)	2.8	2.8
Weighted-average fair market value	$90.49	$74.42
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
As of September 30, 2016, there were 6.4 million shares of the Company's Class B common stock available for issuance as awards under the Incentive Compensation Plan.

Separately, in connection with, and upon completion of, the Acquisition, MCBC issued replacement share-based compensation awards to various MillerCoors employees who had awards outstanding under the historical MillerCoors share-based compensation plan. See Note 16, "Acquisition" for further information.
6. Special Items
We have incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these charges (benefits) as special items. The table below summarizes special items recorded by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In millions)
Employee-related restructuring charges
Europe	$(0.4)	$0.5	$(2.2)	$(0.5)
MCI(1)	—	—	—	3.2
Impairments or asset abandonment charges
Canada - Asset abandonment(2)	1.3	15.7	3.8	23.9
Europe - Asset abandonment(3)	3.5	2.3	8.3	23.4
Europe - Intangible asset impairment(4)	—	275.0	—	275.0
MCI - Asset write-off and impairment(1)	—	—	30.8	3.2
Unusual or infrequent items
Europe - Flood loss (insurance reimbursement), net(5)	(9.3)	—	(9.3)	(2.4)
Other (gains) losses
Canada - Gain on sale of asset(2)	—	—	(110.4)	—
Europe - Termination fee expense, net(6)	—	—	—	10.0
Total Special items, net	$(4.9)	$293.5	$(79.0)	$335.8

(1)
Based on an interim impairment assessment performed during the second quarter of 2016, which was triggered by the enactment of total alcohol prohibition in the state of Bihar, India on April 5, 2016, we recorded an impairment loss in the second quarter of 2016. See Note 10, "Goodwill and Intangible Assets" for additional details.

During the second quarter of 2015, we announced our decision to substantially restructure our business in China and consequently, recognized employee-related charges and asset write-off charges, including $0.7 million of accelerated depreciation for the nine months ended September 30, 2015.

(2)
As a result of the ongoing strategic review of our Canadian supply chain network, in October 2015, we entered into an agreement to sell our Vancouver brewery for CAD 185.0 million, with the intent to use the proceeds from the sale to help fund the construction of an efficient and flexible brewery in British Columbia. The sale was fully completed on March 31, 2016, resulting in a $110.4 million gain, which was recorded as a special item in the first quarter of 2016. The net cash proceeds of CAD 183.1 million ($140.8 million) were received on April 1, 2016, and are reflected as a cash inflow from investing activities on the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2016. Separately, during the third quarter of 2016, we completed the purchase of land in British Columbia for the site of the new brewery.

Further, in conjunction with the Vancouver brewery sale, we agreed to leaseback the existing property to continue operations on an uninterrupted basis, while the new brewery is being constructed, for a cost of approximately CAD 5 million per annum. During the three and nine months ended September 30, 2016, we also incurred other abandonment charges, including accelerated depreciation charges in excess of normal depreciation of $1.2 million and $3.6 million, respectively, related to equipment that continues to be owned by the Company and utilized during the leaseback period to support ongoing operations. We currently plan to dispose of this equipment following the brewery closure. We expect to incur additional special charges, including estimated accelerated depreciation charges of approximately CAD 15 million, through final closure of the brewery, which we currently anticipate to occur at the end of 2018. We have evaluated this transaction pursuant to the accounting guidance for sale-leaseback transactions, and concluded that the relevant criteria had been met for full gain recognition.

Separately, for the three and nine months ended September 30, 2015, we recorded accelerated depreciation of $15.4 million and $23.3 million, respectively, related to the closures of bottling lines within our Vancouver and Toronto breweries as part of an ongoing strategic review of our Canadian supply chain network within special items, net.

(3)
As part of our continued strategic review of our European supply chain network, for the three and nine months ended September 30, 2016, we incurred special charges associated with the closure of the Burton South, Plovdiv and Alton breweries, including $1.8 million and $5.7 million, respectively, of accelerated depreciation charges in excess of our normal depreciation associated with the Burton South brewery. For the three and nine months ended September 30, 2015, we incurred $2.0 million and $21.8 million, respectively, of accelerated depreciation in excess of our normal depreciation in addition to other costs incurred associated with the closure of the Alton brewery.

We expect to incur additional future accelerated depreciation in excess of our normal depreciation of approximately GBP 5 million related to the Burton South brewery through the third quarter of 2017. We do not expect to incur future accelerated depreciation on the Alton and Plovdiv breweries. We may recognize other charges or benefits related to these brewery closures, which cannot currently be estimated and will be recorded within special items.

(4)	During the third quarter of 2015, we recognized impairment charges related to indefinite-lived intangible assets in Europe. See Note 10, "Goodwill and Intangible Assets" for further discussion.

(5)
During the third quarter of 2016, we received the final settlement of insurance proceeds related to losses incurred by our Europe business from flooding in Serbia, Bosnia and Croatia that occurred during 2014.

(6)
In December 2013, we entered into an agreement with Heineken to early terminate our contract brewing and kegging agreement under which we produced and packaged the Foster's and Kronenbourg brands in the U.K. As a result of the termination, Heineken agreed to pay us an aggregate early termination payment of GBP 13.0 million, of which we received GBP 5.0 million in 2014 and the remaining GBP 8.0 million on April 30, 2015. The full amount of the termination payment received ($19.4 million upon recognition) is included as income within special items for the nine months ended September 30, 2015.

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
On October 11, 2016, we completed the Acquisition and expect to record the step-up gain on fair value remeasurement for our pre-existing 42% interest in MillerCoors as well as the reclassification of the loss related to MCBC's historical AOCI on our 42% interest in MillerCoors within special items, net in the fourth quarter of 2016. Additionally, related to the Acquisition, as we optimize the organizational structure, we expect to incur costs associated with integration and restructuring that we are unable to quantify at this time, which are expected to be recorded within specials items, net beginning in the fourth quarter of 2016. See Note 16, "Acquisition" for further details.
Restructuring Activities
We have continued our ongoing assessment of our supply chain strategies across our segments in order to align with our cost saving objectives. As part of this strategic review, which began in 2014, we closed the Alton and Plovdiv breweries and we plan to close the Vancouver and Burton South breweries. As a result of these restructuring activities, we have reduced employment levels by approximately 390 employees, of which approximately 318 and 72 relate to 2015 and 2014 restructuring programs, respectively. Consequently, we recognized severance and other employee-related charges, which we have recorded as special items within our unaudited condensed consolidated statements of operations. We will continue to evaluate our supply chain network and seek opportunities for further efficiencies and cost savings, and we therefore may incur additional restructuring related charges in the future.

The accrued restructuring balances represent expected future cash payments required to satisfy the remaining severance obligations to terminated employees, the majority of which we expect to be paid in the next 12 to 27 months. The table below summarizes the activity in the restructuring accruals by segment:

	Canada	Europe	MCI	Corporate	Total
	(In millions)
Total at December 31, 2015	$2.3	$5.6	$1.3	$—	$9.2
Payments made	(0.1)	(0.7)	(1.3)	—	(2.1)
Changes in estimates	—	(2.2)	—	—	(2.2)
Foreign currency and other adjustments	—	(0.4)	—	—	(0.4)
Total at September 30, 2016	$2.2	$2.3	$—	$—	$4.5

	Canada	Europe	MCI	Corporate	Total
	(In millions)
Total at December 31, 2014	$3.8	$11.5	$—	$0.2	$15.5
Charges incurred	—	0.7	3.2	—	3.9
Payments made	(2.8)	(6.4)	(1.1)	(0.2)	(10.5)
Changes in estimates	—	(1.2)	—	—	(1.2)
Foreign currency and other adjustments	(0.4)	(0.3)	—	—	(0.7)
Total at September 30, 2015	$0.6	$4.3	$2.1	$—	$7.0

7. Other Income and Expense

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In millions)
Bridge loan commitment fees(1)	$(24.8)	$—	$(63.4)	$—
Gain on sale of non-operating asset	8.8	—	8.8	3.3
Gain (loss) from other foreign exchange and derivative activity, net(2)	16.7	3.7	9.8	3.8
Other, net	0.1	—	(0.1)	0.3
Other income (expense), net	$0.8	$3.7	$(44.9)	$7.4

(1)
During the first three quarters of 2016, we recognized amortization of commitment fees and other financing costs incurred in connection with our bridge loan agreement entered into subsequent to the announcement of the Acquisition. In conjunction with the July 7, 2016, issuance of the 2016 Notes, as defined in Note 11, "Debt", we terminated the bridge loan agreement and accelerated the remaining unamortized fees of $24.8 million associated with the bridge loan to other income (expense) during the third quarter of 2016. All related financing fees ceased upon termination of the bridge loan. See Note 11, "Debt" for further discussion.

(2)
During the nine months ended September 30, 2016, we settled the foreign currency forwards we entered into in the second quarter of 2016, in connection with our July 7, 2016, debt issuance as discussed within Note 11, "Debt" for a gain of $0.1 million. During the third quarter of 2016, we recorded unrealized gains on these foreign currency forwards of $11.7 million. Additionally, as a result of the proceeds received from our 2016 Notes, which we invested in fixed rate deposit and money market accounts, we recorded foreign currency transactional gains of $2.2 million related to cash denominated in USD recorded on a CAD functional entity for the three and nine months ended September 30, 2016, in addition to normal foreign currency activity recorded in other income (expense). See Note 13, "Derivative Instruments and Hedging Activities" for further details regarding these foreign currency forwards.

8. Income Tax
Our effective tax rates for the third quarter of 2016 and 2015 were approximately 9% and 182%, respectively. For the first nine months of 2016 and 2015, our effective tax rates were approximately 10% and 12%, respectively. Our effective tax rates deviated from the federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our foreign businesses, driven by lower statutory income tax rates and tax planning impacts on statutory taxable income, as well as the impact of discrete items. The decrease in the effective tax rate during the third quarter and first nine months of 2016 versus 2015, is primarily driven by tax benefits recognized from transaction-related costs resulting from the Acquisition and favorable tax treatment associated with the sale of the Vancouver brewery in the current year, as well as the prior year impacts of brand impairment charges recorded in Europe during the third quarter of 2015. These drivers were partially offset by lower net discrete tax benefits in 2016. Specifically, our total net discrete tax benefit was $5.0 million and $17.2 million in the third quarter and first nine months of 2016, respectively, versus a $14.3 million and $18.6 million net discrete tax benefit recognized in the third quarter and first nine months of 2015, respectively. The net discrete tax benefit recognized in 2016 was primarily due to the release of certain valuation allowances and the recognition of $8.0 million of excess tax benefits related to share-based payment transactions, of which $4.1 million was recognized as a discrete item in the third quarter of 2016, resulting from our third quarter 2016 adoption of the FASB’s recently issued guidance related to the income tax accounting for these transactions. See Note 2, "New Accounting Pronouncements" for further discussion related to the adoption of this guidance. The net discrete tax benefit recognized in 2015 was driven by the release of unrecognized tax benefits, primarily from the expiration of certain statutes of limitations.
Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, excess tax benefits from share-based compensation, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire, positions are effectively settled, or when additional information becomes available. There are proposed or pending tax law changes in various jurisdictions that, if enacted, may have an impact on our effective tax rate. Additionally, our effective tax rates for the third quarter and first nine months of 2016 do not incorporate the effects of the completion of the Acquisition, which we expect will result in an increase to our effective tax rate on a go-forward basis beginning in the fourth quarter of 2016 as a result of the incremental 58% interest in the results of MillerCoors subject to U.S. federal and state income tax. See Note 16, "Acquisition" for further details.

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

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In millions, except per share amounts)
Amounts attributable to Molson Coors Brewing Company:
Net income (loss) from continuing operations	$202.5	$13.7	$539.8	$322.2
Income (loss) from discontinued operations, net of tax	—	2.9	(2.3)	4.5
Net income (loss) attributable to Molson Coors Brewing Company	$202.5	$16.6	$537.5	$326.7
Weighted-average shares for basic EPS	214.8	185.0	211.1	185.5
Effect of dilutive securities:
RSUs, DSUs, PUs and PSUs	1.0	0.6	1.0	0.7
Stock options and SOSARs	0.5	0.4	0.5	0.4
Weighted-average shares for diluted EPS	216.3	186.0	212.6	186.6
Basic net income (loss) attributable to Molson Coors Brewing Company per share(1):
From continuing operations	$0.94	$0.07	$2.56	$1.74
From discontinued operations	—	0.02	(0.01)	0.02
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$0.94	$0.09	$2.55	$1.76
Diluted net income (loss) attributable to Molson Coors Brewing Company per share(1):
From continuing operations	$0.94	$0.07	$2.54	$1.73
From discontinued operations	—	0.02	(0.01)	0.02
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$0.94	$0.09	$2.53	$1.75
Dividends declared and paid per share	$0.41	$0.41	$1.23	$1.23

(1)
The sum of the quarterly net income per share amounts may not agree to the full-year net income per share amounts. We calculate net income per share based on the weighted-average number of outstanding shares during the period for each reporting period presented. The average number of shares fluctuates throughout the year and can therefore produce a full-year result that does not agree to the sum of the individual quarters.

The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In millions)
RSUs, stock options and SOSARs	0.1	0.1	0.1	0.1
Separately, we expect that diluted EPS will be prospectively impacted by the issuance of replacement share-based compensation awards to various MillerCoors employees in conjunction with the Acquisition, which were issued on October 11, 2016. See Note 5, "Share-Based Payments" and Note 16, "Acquisition" for further information.
Class B Common Stock Equity Issuance
On February 3, 2016, we completed an underwritten public offering of our Class B common stock, which increased the number of Class B common shares issued and outstanding by 29.9 million shares and received proceeds of $2.5 billion, net of issuance costs. The shares issued had a par value of $0.01 per share totaling $0.3 million, and an impact to paid-in capital of $2.5 billion. Additionally, in order to maximize the yield on the cash received from the equity issuance, while maintaining the ability to readily access these funds, we strategically invested the proceeds in various fixed rate deposit and money market accounts with terms of one month or less as of September 30, 2016, and in advance of the completion of the Acquisition on October 11, 2016. See Note 16, "Acquisition" for more details.
Share Repurchase Program
In February 2015, we announced that our board of directors approved and authorized a new program to repurchase up to $1.0 billion of our Class A and Class B common stock. During the last three quarters of 2015, we purchased approximately 2 million shares of our Class B common stock under three separate accelerated share repurchase agreements (“ASRs”) for an aggregate of approximately $150 million. We reflected each ASR as a repurchase of common stock in the period delivered for purposes of calculating earnings per share and as forward contracts indexed to our own common stock. Each ASR met all of the applicable criteria for equity classification, and therefore, was not accounted for as a derivative instrument. As a result of the Acquisition, we suspended the share repurchase program and thus, there have been no shares of Class A or Class B common stock repurchased in 2016.
10. Goodwill and Intangible Assets
The following summarizes the change in goodwill for the nine months ended September 30, 2016:

	Canada	Europe	MCI	Consolidated
	(In millions)
Balance at December 31, 2015	$551.4	$1,408.7	$23.2	$1,983.3
Business acquisition and disposition(1)	—	—	(0.6)	(0.6)
Impairment related to India reporting unit(2)	—	—	(15.7)	(15.7)
Foreign currency translation	29.8	(71.3)	(0.3)	(41.8)
Balance at September 30, 2016	$581.2	$1,337.4	$6.6	$1,925.2

(1)
The goodwill adjustment for the nine months ended September 30, 2016, reflects the final purchase price accounting adjustment associated with the April 1, 2015, acquisition of Mount Shivalik Breweries Ltd. ("Mount Shivalik"), a regional brewer in India.

(2)
The MCI goodwill impairment loss for the nine months ended September 30, 2016, resulted from an interim goodwill impairment assessment for the India reporting unit performed during the second quarter of 2016, triggered by the enactment of total alcohol prohibition in the state of Bihar, India on April 5, 2016.

On October 11, 2016, we completed the Acquisition and have estimated preliminary goodwill attributable to the acquisition of the remaining 58% interest in MillerCoors at approximately $5.9 billion. We expect to allocate the majority of the goodwill generated to our U.S. reporting unit, and will complete our preliminary allocation to our other reporting units during the fourth quarter of 2016. Additionally, we have also preliminarily allocated the estimated consideration related to the Miller global brand portfolio of $700.0 million entirely within goodwill as we are not yet able to estimate the allocation of fair value to the net assets acquired. The allocation related to the Miller global brand portfolio is expected to result in value allocated to identifiable intangible assets subject to amortization. See Note 16, "Acquisition" for further details.
The following table presents details of our intangible assets, other than goodwill, as of September 30, 2016:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 50	$1,145.2	$(249.8)	$895.4
License agreements and distribution rights	3 - 28	130.5	(90.3)	40.2
Other	2 - 8	25.7	(25.1)	0.6
Intangible assets not subject to amortization:
Brands	Indefinite	3,156.1	—	3,156.1
Distribution networks	Indefinite	770.6	—	770.6
Other	Indefinite	17.5	—	17.5
Total		$5,245.6	$(365.2)	$4,880.4

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2015:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 50	$1,121.8	$(226.1)	$895.7
License agreements and distribution rights	3 - 28	135.1	(87.1)	48.0
Other	2 - 8	29.9	(28.6)	1.3
Intangible assets not subject to amortization:
Brands	Indefinite	3,052.2	—	3,052.2
Distribution networks	Indefinite	731.0	—	731.0
Other	Indefinite	17.5	—	17.5
Total		$5,087.5	$(341.8)	$4,745.7
The changes in the gross carrying amounts of intangibles from December 31, 2015, to September 30, 2016, are primarily driven by the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies, as well as the definite-lived brand intangible asset impairments and the associated write-off of the gross value and accumulated amortization recorded related to certain India brands in the second quarter of 2016 as discussed below. On October 11, 2016, we completed the Acquisition and the preliminary fair value allocated to aggregate indefinite and definite-lived intangible assets related to the Acquisition was approximately $9.9 billion, which the related definite-lived intangible asset amortization expense is excluded from the table below. See Note 16, "Acquisition" for further details.
Based on foreign exchange rates as of September 30, 2016, the estimated future amortization expense of intangible assets is as follows:

Fiscal year	Amount
(In millions)
2016 - remaining	$9.8
2017	$28.5
2018	$27.1
2019	$27.1
2020	$26.9
Amortization expense of intangible assets was $9.8 million and $6.4 million for the three months ended September 30, 2016, and September 30, 2015, respectively, and $29.5 million and $20.1 million for the nine months ended September 30, 2016, and September 30, 2015, respectively. This expense is presented within marketing, general and administrative expenses on the unaudited condensed consolidated statements of operations.
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
Indefinite-Lived Intangibles
Our Molson core brands intangible asset continues to be at risk of future impairment with a fair value estimated at approximately 3% in excess of its carrying value as of the impairment testing date of October 1, 2015. The fair value of the Molson core brands continues to face significant competitive pressures and challenging macroeconomic conditions in the Canada market. Management continues to focus on the Molson core brands, primarily Molson Canadian, as evidenced by increased marketing spend during 2016 in our Canada segment; however, generating volume and net sales growth remains a significant challenge. These challenges continue to be offset by anticipated cost savings initiatives and supply chain optimization, including the monetization and optimization of our Vancouver brewery location although there is risk with the realization and sustainability of these initiatives that could adversely impact the actual and projected cash flows attributed to these brands. As of September 30, 2016, the Molson core brands intangible had a carrying value of approximately $2.3 billion. The value of our other indefinite-lived intangibles continued to be sufficiently in excess of their carrying values as of the October 1, 2015, testing date.

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

Definite-Lived Intangibles
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. Excluding the definite-lived intangible asset impairment charge associated with the triggering event which occurred in Bihar, India further discussed below, no such triggering events were identified in the first nine months of 2016.
India Triggering Event and Interim Impairment Assessment
In the fourth quarter of 2015, a newly elected government in the state of Bihar, India announced plans to ban the sale of "country" liquor and to limit the sale of other forms of alcohol, such as beer, to certain government owned outlets, effective April 1, 2016. On April 5, 2016, four days after the start of the ban on "country" liquor, the government of the state of Bihar announced immediate changes to the ban, implementing a complete prohibition of the sale and consumption of all forms of alcohol. Due to this triggering event, and as the expected length of the prohibition was unclear and was expected to remain in effect for the foreseeable future, we performed an interim impairment assessment for the impacted tangible assets, intangible assets and the India reporting unit goodwill. Specifically, upon identification of the triggering event we completed step one of the goodwill impairment test comparing the fair value of the India reporting unit to its carrying value using a combination of discounted cash flow analyses and market approaches, which resulted in the need to complete step two. Upon completion of step two, we recorded an impairment of tangible assets of $11.0 million and impairment of goodwill and definite-lived intangibles of $19.8 million within special items during the second quarter of 2016. The remaining goodwill attributable to the India reporting unit of $6.6 million, based on foreign exchange rates at September 30, 2016, is associated with cash flows in other states in India, where alcohol sales are not prohibited. We continue to monitor legal proceedings impacting the regulatory environment as it relates to our ability to resume operations in the state. In addition, if the facts or circumstances associated with the expected collectibility of certain Bihar receivables due from the government of approximately $7 million adversely change or if future cash flows are adversely impacted relative to the projected cash flows used in the impairment analysis, we may incur additional impairment or other losses in future periods.

11. Debt
Debt obligations
Our total borrowings as of September 30, 2016, and December 31, 2015, were comprised of the following:

	As of
	September 30, 2016	December 31, 2015
	(In millions)
Senior notes:
CAD 500 million 3.95% Series A notes due 2017	$380.9	$361.3
CAD 400 million 2.25% notes due 2018	304.7	289.0
CAD 500 million 2.75% notes due 2020	380.9	361.3
CAD 500 million 2.84% notes due 2023(1)	380.9	—
CAD 500 million 3.44% notes due 2026(1)	380.9	—
$300 million 2.0% notes due 2017(2)	300.3	300.6
$500 million 1.45% notes due 2019(1)	500.0	—
$1.0 billion 2.10% notes due 2021(1)	1,000.0	—
$500 million 3.5% notes due 2022(2)	515.7	517.8
$2.0 billion 3.0% notes due 2026(1)	2,000.0	—
$1.1 billion 5.0% notes due 2042	1,100.0	1,100.0
$1.8 billion 4.2% notes due 2046(1)	1,800.0	—
EUR 800 million 1.25% notes due 2024(1)	898.8	—
Less: unamortized debt discounts and debt issuance costs	(82.5)	(21.3)
Total long-term debt (including current portion)	9,860.6	2,908.7
Less: current portion of long-term debt	(299.9)	—
Total long-term debt	$9,560.7	$2,908.7

Short-term borrowings:
Cash pool overdrafts(3)	$0.4	$18.7
Short-term facilities(4)	10.9	7.5
Other short-term borrowings	15.7	2.5
Current portion of long-term debt	299.9	—
Current portion of long-term debt and short-term borrowings	$326.9	$28.7

(1)
On July 7, 2016, MCBC issued approximately $5.3 billion senior notes with portions maturing from July 15, 2019, through July 15, 2046 (“USD Notes”), and EUR 800.0 million senior notes maturing July 15, 2024 (“EUR Notes”), and Molson Coors International LP, a Delaware limited partnership and wholly-owned subsidiary of MCBC ("Molson Coors International LP"), completed a private placement of CAD 1.0 billion senior notes maturing July 15, 2023, and July 15, 2026 (“CAD Notes”), in order to partially fund the financing of the Acquisition (USD Notes, EUR Notes and CAD Notes, collectively, the “2016 Notes”). These issuances resulted in total proceeds of approximately $6.9 billion, net of underwriting fees and discounts of $36.5 million and $17.7 million, respectively. Total estimated debt issuance costs capitalized in connection with these notes, including underwriting fees, discounts and other financing related costs, are $64.2 million and are being amortized over the respective terms of the 2016 Notes. The 2016 Notes began accruing interest upon issuance, with semi-annual interest payments due on the USD Notes and CAD Notes in January and July beginning in 2017, and annual interest payments due on the EUR Notes in July beginning in 2017.

Prior to issuing the EUR Notes and the CAD Notes, we entered into foreign currency forward agreements to economically hedge the foreign currency exposure of a portion of the respective notes, which were subsequently settled on July 7, 2016, concurrent with the issuance of the 2016 Notes. Additionally, upon issuance we designated the EUR Notes as a net investment hedge of our Europe business. See Note 13, "Derivative Instruments and Hedging Activities" for further details.

Additionally, in order to maximize the yield on the cash received from the issuance of the 2016 Notes and the February 3, 2016, equity issuance, while maintaining the ability to readily access these funds, MCBC strategically invested the proceeds in various fixed rate deposit and money market accounts with terms of one month or less as of September 30, 2016. We have accordingly recorded interest income of $10.6 million and $17.0 million, respectively, for the three and nine months ended September 30, 2016, respectively within interest income (expense).

(2)
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

(3)
As of September 30, 2016, we had $0.4 million in bank overdrafts and $36.3 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $35.9 million. As of December 31, 2015, we had $18.7 million in bank overdrafts and $39.6 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $20.9 million.

(4)
We had total outstanding borrowings of $10.9 million and $7.5 million under our two Japanese Yen ("JPY") overdraft facilities as of September 30, 2016, and December 31, 2015, respectively. In addition, we have GBP and CAD lines of credit under which we had no borrowings as of September 30, 2016, or December 31, 2015.

Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of September 30, 2016, and December 31, 2015, the fair value of our outstanding long-term debt (including the current portion of long-term debt) was approximately $10.4 billion and $2.9 billion, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Financing of Acquisition
In connection with the Acquisition announced during the fourth quarter of 2015, we entered into a 364-day bridge loan agreement by and among the Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent. The bridge loan agreement provided for a 364-day bridge loan facility of up to approximately $9.3 billion which was subsequently reduced to approximately $6.8 billion as a result of the net proceeds received from our equity offering in the first quarter of 2016. Additionally, in connection with the Acquisition, we also entered into a term loan agreement by and among the Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent during the fourth quarter of 2015. The term loan agreement provided for total term loan commitments of $1.5 billion in a 3-year tranche and $1.5 billion in a 5-year tranche, for an aggregate principal amount of $3.0 billion. On October 11, 2016, in connection with the closing of the Acquisition, we borrowed $1.0 billion under the 3-year tranche and $1.5 billion under the 5-year tranche, for an aggregate principal amount of $2.5 billion. We bear monthly interest on these term loans at the rate of 1.50% + 1-month LIBOR. The proceeds were used to partially fund the Acquisition and no additional amounts are available for borrowing under the term loan agreement.
For the three and nine months ended September 30, 2016, $24.8 million and $63.4 million, respectively, was recorded to other income (expense) related to amortization of commitment fees as well as other financing costs associated with the bridge loan. For the three and nine months ended September 30, 2016, $1.9 million and $5.6 million, respectively, was recorded to interest expense related to amortization of issuance and other financing costs associated with the term loan. As of September 30, 2016, and December 31, 2015, there were no outstanding borrowings on the term loan.
On July 7, 2016, after the issuance of the 2016 Notes discussed above, the Company terminated the bridge loan agreement, and accelerated the remaining unamortized fees of $24.8 million associated with the bridge loan to other income (expense) during the third quarter of 2016. MCBC did not borrow any amounts under the bridge loan agreement during 2015 or 2016, and no payments were due as a result of such termination. Additionally, all related financing fees ceased upon termination of the bridge loan. See Note 16, "Acquisition" for further details regarding the Acquisition.

Other
As of September 30, 2016, and December 31, 2015, we had $750 million available to draw under our $750 million revolving multi-currency credit facility, as there were no outstanding borrowings on the revolving credit facility nor was there any outstanding commercial paper. As part of our financing for the Acquisition, we amended our $750 million revolving multi-currency credit facility during the fourth quarter of 2015, effective following the completion of the Acquisition, to increase the maximum leverage ratio to 5.75x debt to earnings before interest expense, tax expense, depreciation and amortization ("EBITDA"), with a decline to 3.75x debt to EBITDA in the fourth year following the closing of the Acquisition.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions and transfers of assets. As of September 30, 2016, we were in compliance with all of these restrictions and have met all debt payment obligations. The restrictions related to our 2016 Notes are substantially similar to those of our other outstanding senior notes as of September 30, 2016, which all rank pari-passu.
12. Accumulated Other Comprehensive Income (Loss) ("AOCI")

	MCBC shareholders
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2015	$(769.9)	$14.5	$(589.1)	$(350.4)	$(1,694.9)
Foreign currency translation adjustments	40.2	—	—	—	40.2
Unrealized gain (loss) on derivative and non-derivative financial instruments	—	(42.8)	—	—	(42.8)
Reclassification of derivative (gain) loss to income	—	(3.4)	—	—	(3.4)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	23.6	—	23.6
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	34.1	34.1
Tax benefit (expense)	17.3	7.7	(2.7)	(12.4)	9.9
As of September 30, 2016	$(712.4)	$(24.0)	$(568.2)	$(328.7)	$(1,633.3)

Reclassifications from AOCI to income:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	Reclassifications from AOCI				Location of gain (loss) recognized in income
	(In millions)
Gain/(loss) on cash flow hedges:
Forward starting interest rate swaps	$(1.0)	$(0.4)	$(2.9)	$(1.0)	Interest expense, net
Foreign currency forwards	(1.9)	(3.8)	(5.9)	(9.1)	Other income (expense), net
Foreign currency forwards	2.9	6.2	12.2	16.3	Cost of goods sold
Total income (loss) reclassified, before tax	—	2.0	3.4	6.2
Income tax benefit (expense)	—	(0.3)	(0.3)	(1.5)
Net income (loss) reclassified, net of tax	$—	$1.7	$3.1	$4.7

Amortization of defined benefit pension and other postretirement benefit plan items:
Prior service benefit (cost)	$(0.3)	$0.2	$(0.6)	$—	(1)
Net actuarial gain (loss)	(7.4)	(12.1)	(23.0)	(35.2)	(1)
Total income (loss) reclassified, before tax	(7.7)	(11.9)	(23.6)	(35.2)
Income tax benefit (expense)	0.8	2.8	2.7	7.8
Net income (loss) reclassified, net of tax	$(6.9)	$(9.1)	$(20.9)	$(27.4)

Total income (loss) reclassified, net of tax	$(6.9)	$(7.4)	$(17.8)	$(22.7)

(1)	These components of AOCI are included in the computation of net periodic pension and other postretirement benefit cost. See Note 14, "Pension and Other Postretirement Benefits" for additional details.
On October 11, 2016, we completed the Acquisition and as a result, expect to reclassify the loss related to MCBC's historical 42% interest in MillerCoors AOCI balance as of close within special items, net in the fourth quarter of 2016. See Note 16, "Acquisition" for further details.

13. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented in Notes 1 and 16 of the Notes included in our Annual Report and did not significantly change during the first three quarters of 2016. As noted in Note 16 of the Notes included in our Annual Report, due to the nature of our counterparty agreements, and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and, therefore, present our derivative positions on a gross basis in our unaudited condensed consolidated balance sheets. Except as noted below and the impacts from the Acquisition on October 11, 2016, our significant derivative positions have not changed considerably since year-end.
Derivative Activity Related to the Acquisition
During the first quarter of 2016, we entered into swaption agreements with a total notional amount of $855.0 million to economically hedge a portion of our long-term debt issuance with which we partially funded the Acquisition. We paid upfront premiums of $37.8 million for the option to enter into and exercise swaps with a forward starting effective date. These swaptions were not designated in hedge accounting relationships as the hedges were entered into in association with the Acquisition and, accordingly, all mark-to-market fair value adjustments were reflected within interest expense. During the second quarter of 2016, we terminated and cash settled these swaptions in anticipation of the issuance of the 2016 Notes, resulting in cash proceeds of $1.4 million.

Separately, prior to issuing the EUR Notes and the CAD Notes on July 7, 2016, we entered into foreign currency forward agreements in the second quarter of 2016 with a total notional amount of EUR 794.6 million and CAD 965.5 million, representing a majority of the anticipated net proceeds from the issuance of the respective CAD Notes and EUR Notes, to economically hedge the foreign currency exposure of the associated notes against the USD prior to issuance and to convert the proceeds to USD upon issuance through gross settlement. We settled these foreign currency forwards on July 7, 2016, resulting in a loss of $3.6 million, and received the USD necessary, along with the USD Notes, to complete our financing needs for the Acquisition. These foreign currency forwards were not designated in hedge accounting relationships, and, accordingly, the mark-to-market fair value adjustments and resulting unrealized losses were recorded to other income (expense).
On July 7, 2016, concurrent with the issuance of the EUR Notes, we designated the principal EUR 800.0 million of the EUR Notes as a non-derivative financial net investment hedge of our investment in our Europe business in order to hedge a portion of the related foreign currency translational impacts, and, accordingly, will record changes in the carrying value of the EUR Notes due to fluctuations in the spot rate to AOCI. See Note 11, "Debt" for further discussion of the EUR Notes and CAD Notes.
Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk. The table below summarizes our derivative assets and liabilities that were measured at fair value as of September 30, 2016, and December 31, 2015.

		Fair value measurements as of September 30, 2016
	Total at September 30, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Foreign currency forwards	$9.1	$—	$9.1	$—
Commodity swaps	(3.2)	—	(3.2)	—
Total	$5.9	$—	$5.9	$—

		Fair value measurements as of December 31, 2015
	Total at December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Foreign currency forwards	$44.1	$—	$44.1	$—
Commodity swaps	(21.4)	—	(21.4)	—
Total	$22.7	$—	$22.7	$—

As of September 30, 2016, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the three and nine months ended September 30, 2016, were all included in Level 2.
Results of Period Derivative Activity
The tables below include the year-to-date results of our derivative activity in the unaudited condensed consolidated balance sheets as of September 30, 2016, and December 31, 2015, and the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2016, and September 30, 2015.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheet (in millions):

	September 30, 2016
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Foreign currency forwards	$344.8	Other current assets	$11.1	Accounts payable and other current liabilities	$(2.2)
		Other non-current assets	1.9	Other liabilities	(1.6)
Total derivatives designated as hedging instruments			$13.0		$(3.8)
Derivatives not designated as hedging instruments:
Commodity swaps	$128.2	Other current assets	$1.6	Accounts payable and other current liabilities	$(5.2)
		Other non-current assets	3.7	Other liabilities	(3.3)
Foreign currency forwards	$100.0	Other current assets	—	Accounts payable and other current liabilities	(0.1)
Total derivatives not designated as hedging instruments			$5.3		$(8.6)

	December 31, 2015
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Foreign currency forwards	$300.3	Other current assets	$28.4	Accounts payable and other current liabilities	$—
		Other non-current assets	15.7	Other liabilities	—
Total derivatives designated as hedging instruments			$44.1		$—
Derivatives not designated as hedging instruments:
Commodity swaps	$120.3	Other current assets	$0.4	Accounts payable and other current liabilities	$(12.5)
		Other non-current assets	0.2	Other liabilities	(9.5)
Total derivatives not designated as hedging instruments			$0.6		$(22.0)
The Pretax Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (in millions):

For the Three Months Ended September 30, 2016
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(1.0)	Interest expense, net	$—
Foreign currency forwards	0.2	Other income (expense), net	(1.9)	Other income (expense), net	—
		Cost of goods sold	2.9	Cost of goods sold	—
Total	$0.2		$—		$—

For the Three Months Ended September 30, 2016
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$(13.8)	Other income (expense), net	$—	Other income (expense), net	$—
Total	$(13.8)		$—		$—

For the Three Months Ended September 30, 2015
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$(14.3)	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forwards	10.9	Other income (expense), net	(3.8)	Other income (expense), net	—
		Cost of goods sold	6.2	Cost of goods sold	—
Total	$(3.4)		$2.0		$—

For the Three Months Ended September 30, 2015
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$(0.8)	Interest expense, net	$—	Interest expense, net	$0.8
Total	$(0.8)		$—		$0.8

For the Three Months Ended September 30, 2015
Derivatives in fair value hedge relationships	Amount of gain (loss) recognized in income	Location of gain (loss) recognized in income
Interest rate swaps	$16.0	Interest expense, net
Total	$16.0

For the Nine Months Ended September 30, 2016
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(2.9)	Interest expense, net	$—
Foreign currency forwards	(29.0)	Other income (expense), net	(5.9)	Other income (expense), net	—
		Cost of goods sold	12.2	Cost of goods sold	—
Total	$(29.0)		$3.4		$—

For the Nine Months Ended September 30, 2016
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
EUR 800.0 million notes due 2024	$(13.8)	Other income (expense), net	$—	Other income (expense), net	$—
Total	$(13.8)		$—		$—

For the Nine Months Ended September 30, 2015
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$(19.3)	Interest expense, net	$(1.0)	Interest expense, net	$—
Foreign currency forwards	22.1	Other income (expense), net	(9.1)	Other income (expense), net	—
		Cost of goods sold	16.3	Cost of goods sold	—
Total	$2.8		$6.2		$—

For the Nine Months Ended September 30, 2015
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI (effective portion)	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$3.7	Interest expense, net	$—	Interest expense, net	$—
Total	$3.7		$—		$—

For the Nine Months Ended September 30, 2015
Derivatives in fair value hedge relationships	Amount of gain (loss) recognized in income	Location of gain (loss) recognized in income
Interest rate swaps	$13.9	Interest expense, net
Total	$13.9
We expect net gains of approximately $5 million (pretax) recorded in AOCI at September 30, 2016, will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged at September 30, 2016, is three years.
Other Derivatives (in millions):

For the Three Months Ended September 30, 2016
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$1.2
Foreign currency forwards	Other income (expense), net	8.0
Total		$9.2

For the Three Months Ended September 30, 2015
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(7.2)
Total		$(7.2)

For the Nine Months Ended September 30, 2016
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$9.3
Foreign currency forwards	Other income (expense), net	(4.2)
Swaptions	Interest expense, net	(36.4)
Total		$(31.3)

For the Nine Months Ended September 30, 2015
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(13.2)
Foreign currency forwards	Other income (expense), net	0.1
Total		$(13.1)
14. Pension and Other Postretirement Benefits ("OPEB")

	For the Three Months Ended
	September 30, 2016			September 30, 2015
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net periodic pension and OPEB cost:
Service cost - benefits earned during the year	$1.9	$0.4	$2.3	$2.1	$0.7	$2.8
Interest cost on projected benefit obligation	31.0	1.5	32.5	33.9	1.6	35.5
Expected return on plan assets	(38.0)	—	(38.0)	(44.0)	—	(44.0)
Amortization of prior service cost (benefit)	0.2	0.1	0.3	0.2	(0.4)	(0.2)
Amortization of net actuarial loss	7.4	—	7.4	12.1	—	12.1
Less: expected participant contributions	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Net periodic pension and OPEB cost	$2.4	$2.0	$4.4	$4.1	$1.9	$6.0

	For the Nine Months Ended
	September 30, 2016			September 30, 2015
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net periodic pension and OPEB cost:
Service cost - benefits earned during the year	$5.7	$1.6	$7.3	$7.3	$1.6	$8.9
Interest cost on projected benefit obligation	95.5	4.4	99.9	103.2	4.6	107.8
Expected return on plan assets	(118.0)	—	(118.0)	(132.7)	—	(132.7)
Amortization of prior service cost (benefit)	0.6	—	0.6	0.6	(0.6)	—
Amortization of net actuarial loss	23.0	—	23.0	35.2	—	35.2
Curtailment gain	—	—	—	(1.0)	—	(1.0)
Less: expected participant contributions	(0.4)	—	(0.4)	(0.6)	—	(0.6)
Net periodic pension and OPEB cost	$6.4	$6.0	$12.4	$12.0	$5.6	$17.6
During the nine months ended September 30, 2016, employer contributions to the defined benefit pension plans were approximately $10 million. Total 2016 employer contributions to the defined benefit plans are expected to be approximately $12 million, based on foreign exchange rates as of September 30, 2016. MillerCoors, BRI and BDL contributions to their defined benefit pension plans are not included above, as they are not consolidated in our financial statements. On October 11, 2016, we completed the Acquisition and, as a result, MillerCoors net periodic pension and OPEB cost will be prospectively included in our consolidated financial statements. See Note 16, "Acquisition" for further details.

15. Commitments and Contingencies
Discontinued Operations
Kaiser
In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In addition, we provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. The discontinued operations balances within the current and non-current liabilities of our unaudited condensed consolidated balance sheets consist entirely of our estimates of these liabilities. These liabilities are denominated in Brazilian Reais and are therefore subject to foreign exchange gains or losses, which are recognized in the discontinued operations section of the unaudited condensed consolidated statements of operations. There have been no changes in the underlying liabilities since December 31, 2015; therefore, all changes in the current and non-current liabilities of discontinued operations during the first three quarters of 2016 are due to fluctuations in foreign exchange rates from December 31, 2015, to September 30, 2016. During the three months ended September 30, 2016, and September 30, 2015, we recognized zero impact and gains of $2.9 million, respectively, from discontinued operations associated with foreign exchange gains and losses related to indemnities we provided to FEMSA, and during the nine months ended September 30, 2016, and September 30, 2015, we recognized losses of $2.3 million and gains of $4.5 million, respectively. Our exposure related to the tax, civil and labor indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. Separately, the maximum potential claims amount remaining for the purchased tax credits was $107.3 million, based on foreign exchange rates as of September 30, 2016.
Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have been recorded to date, and additional future adjustments may be required.
Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of September 30, 2016, and December 31, 2015, accounts payable and other current liabilities in the unaudited condensed consolidated balance sheets includes $20.6 million and $16.9 million, respectively, related to the guarantee of the indebtedness of our equity method investments. See Note 4, "Investments" for further detail. Additionally, related to our previous ownership in the Montréal Canadiens, we guarantee its obligations under a ground lease for the Bell Centre Arena (the "Ground Lease Guarantee"). Upon sale of our interest, the new owners agreed to indemnify us in connection with the liabilities we may incur under the Ground Lease Guarantee and provided us with a CAD 10 million letter of credit to guarantee such indemnity. This transaction did not materially affect our risk exposure related to the Ground Lease Guarantee, which continues to be recognized as a liability on our unaudited condensed consolidated balance sheets. Other liabilities in the unaudited condensed consolidated balance sheets include $4.6 million as of September 30, 2016, and $4.4 million as of December 31, 2015, related to the Ground Lease Guarantee, both of which are classified as non-current.
Litigation, Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have accrued an aggregate of $11.9 million as of September 30, 2016, and $13.1 million as of December 31, 2015. While we cannot predict the eventual aggregate cost for environmental and related matters in which we are currently involved, we believe adequate reserves have been provided for losses that are probable and estimable. Further, we believe that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to our results from operations, cash flows or our financial or competitive position. Additionally, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated financial statements, except as noted below.
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
During the fourth quarter of 2014, first quarter of 2015 and first quarter of 2016, we received assessments from a local country regulatory authority related to indirect tax calculations in our Europe operations during the 41 month period prior to receipt of the most recent assessment. The aggregate amount of the assessments received is approximately $103 million, based on foreign exchange rates at September 30, 2016. While we intend to vigorously challenge the validity of these assessments and defend our position regarding the method of calculation, if the assessments, as issued, are ultimately upheld, they could materially affect our results of operations. Specifically, if fully upheld, we would be required to record a charge at the high-end of the below range of loss, and this charge and on-going implications to our tax calculations would negatively impact our current and future operating income, respectively. Based on the assessments received and related impacts, we estimate a current range of loss of zero to approximately $128 million, based on foreign exchange rates at September 30, 2016. We continue to apply the methodology challenged in the assessments while the regulatory appeal process remains ongoing, and, as a result, the related range of loss is expected to increase until ultimately resolved. We continue to follow the required regulatory procedures in order to proceed with our appeal of the assessments. The regulatory process is currently expected to take several months to reach an initial formal conclusion following the presentation of facts, and subsequent appeals, if any, may take several years. No provision is currently recorded for these assessments or the related range of loss.
Litigation and Other Disputes
On December 12, 2014, a notice of action captioned David Hughes and 631992 Ontario Inc. v. Liquor Control Board of Ontario ("LCBO"), Brewers Retail Inc., Labatt Breweries of Canada LP, Molson Coors Canada and Sleeman Breweries Ltd. No. CV-14-518059-00CP was filed in Ontario, Canada in the Ontario Superior Court of Justice. BRI and its owners, including Molson Coors Canada, as well as the LCBO are named as defendants in the action. The plaintiffs allege that The Beer Store (retail outlets owned and operated by BRI) and LCBO improperly entered into an agreement to fix prices and market allocation within the Ontario beer market to the detriment of licensees and consumers. The plaintiffs seek to have the claim certified as a class action on behalf of all Ontario beer consumers and licensees and, among other things, damages in the amount of approximately CAD 1.4 billion. We note that The Beer Store operates according to the rules established by the Government of Ontario for regulation, sale and distribution of beer in the province. Additionally, prices at The Beer Store are independently set by each brewer and are approved by the LCBO on a weekly basis. As such, we currently believe the claim has been made without merit, and we intend to vigorously assert and defend our rights in this lawsuit.
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

The assumptions used are as follows:

•	trust management costs are included in projections with regard to the $120 million threshold, but are expensed only as incurred;

•	income taxes, which we believe are not an included cost, are excluded from projections with regard to the $120 million threshold;

•	a 2.5% inflation rate for future costs; and

•	certain operations and maintenance costs were discounted using a 1.96% risk-free rate of return.
Based on these assumptions, the present value and gross amount of the costs at September 30, 2016, are approximately $4 million and $6 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.
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
Europe and MCI
We are subject to the requirements of governmental and local environmental and occupational health and safety laws and regulations within each of the countries in which we operate. Compliance with these laws and regulations did not materially affect our capital expenditures, results of operations or our financial or competitive position for the third quarter and first nine months of 2016, and we do not anticipate that they will do so during the remainder of the year.
In September 2015, the Environment Agency in the U.K. charged one of our subsidiaries with causing or contributing to a sewage fungus problem in a freshwater drain near the Alton brewery, which we closed in the second quarter of 2015. This dispute was settled in the first quarter of 2016 for an immaterial amount.
16. Acquisition
On November 11, 2015, Anheuser-Busch InBev SA/NV (“ABI”) announced it had entered into a definitive agreement to acquire SABMiller plc (“ABI/SABMiller transaction”) and concurrently, on November 11, 2015, we entered into the Purchase Agreement with ABI to acquire, contingent upon the closing of the ABI/SABMiller transaction, all of SABMiller’s 58% economic interest and 50% voting interest in MillerCoors and all trademarks, contracts and other assets primarily related to the Miller brand portfolio outside of the U.S. and Puerto Rico for $12.0 billion in cash, subject to downward adjustment as described in the Purchase Agreement. On October 11, 2016, following the satisfaction of all pre-closing conditions including ABI and SABMiller shareholder approval, the $12.0 billion of cash consideration was transferred and the Acquisition was completed. The Acquisition was funded through cash on hand, including proceeds received from our February 3, 2016, equity issuance, our 2016 Notes issuance on July 7, 2016, as well as borrowings on our term loan, which occurred concurrent with the close of the Acquisition.
Prior to the Acquisition, MCBC owned a 50% voting and 42% economic interest in MillerCoors, and MillerCoors was accounted for under the equity method of accounting. Following the completion of the Acquisition, MillerCoors, which was previously a joint venture between MCBC and SABMiller, became a wholly-owned subsidiary of MCBC and its results will be fully consolidated by MCBC prospectively beginning on October 11, 2016. Headquartered in Chicago, Illinois, MillerCoors brews, markets and sells the MillerCoors portfolio of brands in the United States and Puerto Rico. Its major brands include Coors Light, Miller Lite, Blue Moon, Coors Banquet, Keystone Light, Leinenkugel's, Miller Genuine Draft and Miller High Life. In addition, MillerCoors brews for third parties under contract brewing arrangements and operates one company-owned distributor. As a result of the Acquisition, we will strengthen our presence in the highly attractive U.S. beer market, further improve our global scale and agility, benefit from significantly enhanced cash flows from operations and capture substantial operational synergies. Furthermore, we expect the acquisition of the Miller brand rights globally to help accelerate MCBC’s growth strategy by strengthening our international beer portfolio with another powerful and authentic American brand, as well as expand our presence in high-growth markets. The operating results of MillerCoors will be reported in our U.S. segment and the operating results of the international Miller brand portfolio will be reported in our Canada segment, Europe segment and MCI segment. Additionally, effective January 1, 2017, the results of the MillerCoors Puerto Rico business, which was previously included as part of the U.S. segment, will be reported within the MCI segment. See Note 3, "Segment Reporting" for more information.
We have elected to treat the Acquisition as an asset acquisition for U.S. tax purposes and accordingly expect to receive substantial tax benefits for the first 15 years following the close of the Acquisition. The assets and liabilities acquired in connection with the Acquisition related to the remaining 58% ownership will be stepped up to fair value for tax purposes and thus, the book value of these assets and liabilities related to the purchase price for the 58% interest primarily will equal the tax basis. Additionally, as a result of the Acquisition, specifically, MCBC obtaining 100% ownership, MillerCoors was required to change to a calendar year end for U.S. federal and state income tax purposes, which has accelerated taxable income to MCBC that was previously deferred. We began making cash tax prepayments during the first nine months of 2016 in anticipation of this accelerated taxable income.
The total cash paid to ABI in October 2016 to complete the Acquisition, net of cash acquired, will be presented as a cash outflow within investing activities during the fourth quarter of 2016. Additionally, cash flows provided by operating activities during the nine months ended September 30, 2016, include outflows of $70.6 million primarily related to transaction and other acquisition costs.
See Note 9, "Earnings Per Share" for details related to our February 3, 2016, equity offering completed in relation to the Acquisition and Note 11, "Debt" and Note 13, "Derivative Instruments and Hedging Activities" for details related to the financing and hedging strategies completed in relation to the Acquisition.
Unaudited Pro Forma Financial Information
Prior to October 11, 2016, MCBC’s 42% share of MillerCoors results of operations were reported as Equity Income in MillerCoors in the consolidated statements of operations and reported as the U.S. segment. See Note 3, "Segment Reporting" and Note 4, "Investments" for further information. As a result of the completion of the Acquisition, beginning October 11, 2016, MillerCoors results of operations will be prospectively consolidated into MCBC’s consolidated financial statements and included in the U.S. segment.
The following unaudited pro forma information does not reflect the impact of the acquisition of the Miller global brand portfolio as MCBC is not able to estimate the results of operations from this business and has concluded, based on the limited information available to MCBC, it is insignificant to the overall Acquisition and to MCBC post-acquisition. The preliminary opening balance sheet reflects the estimated consideration related to the Miller global brand portfolio entirely within goodwill as we are not yet able to estimate the allocation of fair value to the net assets because we currently have very limited information regarding such business. The allocation related to the Miller global brand portfolio is expected to result in value allocated to identifiable intangible assets subject to amortization.
Additionally, the following unaudited pro forma information gives effect to the Acquisition and the completed financing as if they were completed on January 1, 2015, the first day of our 2015 fiscal year and the pro forma adjustments are based on items that are factually supportable, are directly attributable to the Acquisition, and are expected to have a continuing impact on MCBC's results of operations. The unaudited pro forma information has been calculated after applying MCBC’s accounting policies and adjusting the results of MillerCoors to reflect the additional depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2015, together with the consequential tax effects. Pro forma adjustments have also been made to remove non-recurring transaction-related costs included in historical results as well as to reflect the incremental interest expense to be prospectively incurred on the 2016 Notes issued to finance the Acquisition, in addition to other pro forma adjustments. See below table for significant non-recurring costs. Also see Note 7, "Other Income and Expense" and Note 11, "Debt" for details related to financing-related expenses incurred.
The unaudited pro forma information below does not reflect the realization of any expected ongoing synergies relating to the integration of the two companies. Further, the pro forma information should not be considered indicative of the results that would have occurred if the Acquisition and related financing had been consummated on January 1, 2015, nor are they indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In millions)
Net sales	$2,944.6	$3,003.0	$8,515.2	$8,660.7
Net income from continuing operations attributable to MCBC	$314.3	$74.5	$918.9	$594.1
Net income attributable to MCBC	$314.3	$77.4	$916.6	$598.6
Net income from continuing operations attributable to MCBC per share:
Basic	$1.46	$0.35	$4.28	$2.76
Diluted	$1.45	$0.35	$4.25	$2.74
For the three and nine months ended September 30, 2016, the following non-recurring charges (benefits) pro forma adjustments were recorded in our pro forma results within the below noted line items to remove the impact from our historical operating results of these non-recurring items directly attributable to the Acquisition. Specifically, in connection with the Acquisition, we incurred financing costs related to our bridge loan which are considered non-recurring as these fees were recorded in addition to the interest expense on our permanent financing. We also incurred fees on our term loan agreement to have the funds available prior to us drawing on the loan which are also therefore considered non-recurring. Further, we incurred losses on the fair value of our swaptions and gains on our foreign currency forwards, both of which were entered into in relation to our anticipated permanent financing and therefore are not considered ongoing costs. Additionally, we recorded interest income and other transaction-related costs that are considered non-recurring.

	Three Months Ended	Nine Months Ended
	September 30, 2016
	(In millions)
Non-recurring charges (benefits)			Location
Other transaction-related costs	$17.2	$51.7	Marketing, general and administrative expenses
Bridge loan - amortization of financing costs	$24.8	$63.4	Other income (expense)
Foreign currency forwards and transactional foreign currency - net gain	$(13.8)	$(2.2)	Other income (expense)
Term loan - commitment fee	$1.9	$5.6	Interest expense, net
Swaption - realized loss	$—	$36.4	Interest expense, net
Interest income earned on money market and fixed rate deposit accounts	$(10.6)	$(17.0)	Interest income, net
Fair Value of Consideration Transferred
The purchase consideration was comprised of the following (in millions):

Total cash consideration	$12,000.0
Replacement share-based awards issued in conjunction with Acquisition(1)	50.9
Elimination of MCBC net payable to MillerCoors(2)	(8.2)
Total consideration	$12,042.7
Previously held equity interest in MillerCoors(3)	6,130.0
Total consideration and value to be allocated to net assets	$18,172.7

(1)
In connection with the Acquisition, MCBC issued replacement share-based compensation awards to various MillerCoors employees who had awards outstanding under the historical MillerCoors share-based compensation plan. This amount is based on a preliminary valuation estimate and will be updated during the fourth quarter of 2016 upon finalization of fair valuation procedures.

(2)	Represents the estimated net payable owed by MCBC to MillerCoors as of the closing date which became an intercompany payable upon the close of the Acquisition.

(3)
As noted below, the Acquisition is considered a step acquisition, and accordingly, we remeasured the fair value of our pre-existing 42% equity interest in MillerCoors immediately prior to the close as approximately $6.1 billion. This valuation is preliminary, and upon completion of the detailed valuation analyses, there could be a material adjustment to the estimated fair value of our historical 42% interest in MillerCoors. As a result of the remeasurement, we expect to record a gain of approximately $3.5 billion within special items, net during the fourth quarter of 2016, representing the excess of the approximate $6.1 billion estimated fair value of our pre-existing 42% equity interest over its estimated transaction date carrying value of approximately $2.6 billion. Additionally, related to this step-up gain, we expect to record income tax expense and a corresponding deferred tax liability of approximately $1.1 billion during the fourth quarter of 2016. The tax effects of the step-up gain are preliminary and subject to change as the fair valuation procedures on our historical 42% interest are finalized.

Further, in association with the close of the Acquisition, during the fourth quarter of 2016, we expect to record a loss of approximately $500 million within special items, net related to the reclassification of MCBC's historical AOCI related to our 42% interest in MillerCoors, thereby removing the historical balance from our balance sheet. The AOCI loss is related to net unrealized losses on derivative positions historically designated by MillerCoors as cash flow hedges and pension and other postretirement benefit actuarial losses. The associated estimated income tax benefit of approximately $200 million related to this AOCI loss will be recorded as a component of the income tax benefit (expense) line item on the consolidated statement of operations.
Allocation of Consideration Transferred
The acquisition of MillerCoors will be reflected in our consolidated financial statements as a step acquisition using the acquisition method of accounting. As such, we remeasured our pre-existing 42% equity interest in MillerCoors to fair value as discussed above. The fair value measurement of our previously held equity interest immediately prior to the close of the Acquisition is based on significant inputs not observable in the market, and thus represents a Level 3 measurement. Specifically, the approach used in determining the fair value of our pre-existing 42% equity interest in MillerCoors, while considering an allocation of the total $12.0 billion purchase price attributable to the Acquisition and the nature of the Acquisition, also incorporated an income valuation approach using inputs including discount rate and terminal growth rate.
Under the acquisition method, MCBC will record all assets acquired and liabilities assumed at their respective acquisition-date fair values. The excess of total consideration, including the fair value of our previously held equity interest in MillerCoors, over the net identifiable assets acquired and liabilities assumed will be recorded as goodwill. We have commenced the detailed valuation analyses necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the Acquisition date. The amounts shown below for certain assets and liabilities, as well as the fair value of our previously held 42% equity interest, are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the Acquisition date. Upon completion of detailed valuation analyses, there may be adjustments to the valuation of our previously held 42% equity interest, as well as to the assigned values of MillerCoors’ assets and liabilities, including but not limited to brands and other intangible assets and property, plant and equipment that may give rise to increases or decreases in the amounts of depreciation and amortization expense. The final determination of the fair values will be completed within the measurement period of up to one year from the Acquisition date as permitted under U.S. GAAP and any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined. The size and complexity of the Acquisition could necessitate the need to use the full one year measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the Acquisition date including contractual and operational factors underlying the intangible assets. Any potential adjustments made could be material in relation to the preliminary values presented in the table below.

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the Acquisition date (in millions):

Total current assets(1)	$1,006.8
Property, plant and equipment	2,834.0
Other intangible assets(2)	9,905.0
Other assets(3)	341.7
Total current liabilities	(1,106.0)
Pension and postretirement benefits	(1,064.0)
Other non-current liabilities	(186.1)
Total identifiable net assets acquired	$11,731.4
Goodwill attributable to MillerCoors acquisition(4)	5,931.3
Goodwill attributable to international Miller brand portfolio(5)	700.0
Fair value of noncontrolling interests(6)	(190.0)
Total consideration and value to be allocated to net assets	$18,172.7

(1)
Includes inventory of $485.7 million, trade receivables of $314.5 million and other receivables of $39.8 million. The fair value of inventories was determined based on the estimated selling price of the inventory less the remaining manufacturing and selling costs and a normal profit margin on those manufacturing and selling efforts. In the fourth quarter of 2016, the estimated step-up in fair value of inventory of approximately $77 million will increase cost of goods sold over approximately one month as the inventory is sold. For all other current assets acquired, the fair values approximate the carrying values.

(2)
The fair value of identifiable intangible assets was estimated using significant assumptions that are not observable in the market and thus represent a Level 3 measurement. The excess earnings approach was primarily used and significant assumptions included the amount and timing of projected cash flows, a discount rate selected to measure the risk inherent in the future cash flows, and the assessment of the asset’s life cycle, including competitive trends and other factors.

(3)
Includes estimated deferred tax assets of approximately $300 million which will ultimately be presented as non-current deferred tax liabilities upon consolidation by MCBC due to jurisdictional netting.

(4)
The goodwill arising from the Acquisition consists largely of improvements to our global scale and agility, operational synergies and acceleration of the MCBC growth strategy. We expect to allocate the majority of the goodwill generated to the U.S. reporting unit, and will complete our preliminary allocation to our other reporting units during the fourth quarter of 2016. Separately, our calculation of tax basis goodwill related to the Acquisition has not yet been completed. However, all of the tax basis goodwill related to the Acquisition of SABMiller’s 58% economic interest in MillerCoors is expected to be deductible for U.S. federal and state tax purposes.

(5)
The preliminary opening balance sheet reflects the estimated consideration related to the Miller global brand portfolio entirely within goodwill as we are not yet able to estimate the allocation of fair value to the net assets acquired. The allocation related to the Miller global brand portfolio is expected to result in value allocated to identifiable intangible assets subject to amortization.

(6)
MillerCoors has jointly held interests in multiple entities that are fully consolidated. The related fair value of the noncontrolling interest in each entity was estimated by applying the market and income valuation approaches. The fair value of MillerCoors' noncontrolling interest was estimated using significant assumptions that are not observable in the market and thus represent a Level 3 measurement.

17. Supplemental Guarantor Information
        For purposes of this Note 17, including the tables, "Parent Guarantor and Issuer" shall mean MCBC. "Subsidiary Guarantors" shall mean certain Canadian and U.S. subsidiaries reflecting the substantial operations of each of our Canada and U.S. segments.
SEC Registered Securities
On May 3, 2012, MCBC issued $1.9 billion of senior notes, in a registered public offering, consisting of $300 million 2.0% senior notes due 2017, $500 million 3.5% senior notes due 2022, and $1.1 billion 5.0% senior notes due 2042. Additionally, on July 7, 2016, MCBC issued the USD Notes and the EUR Notes, in a registered public offering, as detailed within Note 11, "Debt". "Parent Guarantor and Issuer" in the below tables is specifically referring to MCBC in its capacity as the issuer of these 2012 and 2016 issuances. These senior notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors, and, subsequent to the consummation of the Acquisition, which occurred on October 11, 2016, have been guaranteed by MillerCoors. Each of the Subsidiary Guarantors is 100% owned by the Parent Guarantor. The guarantees are full and unconditional and joint and several.
None of our other outstanding debt is publicly registered, and such other outstanding debt is guaranteed on a senior unsecured basis by the Parent Guarantor and Subsidiary Guarantors, and, upon consummation of the Acquisition, which occurred on October 11, 2016, have been guaranteed by MillerCoors. This includes the privately placed CAD Notes issued by Molson Coors International LP on July 7, 2016. These guarantees are full and unconditional and joint and several. See Note 11, "Debt" for details of all debt issued and outstanding as of September 30, 2016.
Presentation
As a result of our adoption of the FASB's recently issued share-based compensation guidance in the third quarter of 2016, we recast our condensed consolidated statements of cash flows for all periods presented. The adoption of this guidance also impacted our previously reported quarterly results for fiscal years 2015 and 2016. For purposes of this supplemental guarantor information, the recast impacted the parent guarantor only. See Note 2, "New Accounting Pronouncements" for further details.

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
The following information sets forth the unaudited condensed consolidating statements of operations for the three and nine months ended September 30, 2016, and September 30, 2015, unaudited condensed consolidating balance sheets as of September 30, 2016, and December 31, 2015, and unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2016, and September 30, 2015. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Guarantor and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$7.0	$560.2	$810.1	$(39.6)	$1,337.7
Excise taxes	—	(128.1)	(262.0)	—	(390.1)
Net sales	7.0	432.1	548.1	(39.6)	947.6
Cost of goods sold	—	(223.5)	(350.2)	32.4	(541.3)
Gross profit	7.0	208.6	197.9	(7.2)	406.3
Marketing, general and administrative expenses	(50.0)	(97.9)	(138.2)	7.2	(278.9)
Special items, net	—	(1.3)	6.2	—	4.9
Equity income (loss) in subsidiaries	292.8	(19.4)	92.1	(365.5)	—
Equity income in MillerCoors	—	156.9	—	—	156.9
Operating income (loss)	249.8	246.9	158.0	(365.5)	289.2
Interest income (expense), net	(54.0)	67.2	(79.8)	—	(66.6)
Other income (expense), net	(21.2)	12.6	9.4	—	0.8
Income (loss) from continuing operations before income taxes	174.6	326.7	87.6	(365.5)	223.4
Income tax benefit (expense)	27.9	(65.3)	17.8	—	(19.6)
Net income (loss) from continuing operations	202.5	261.4	105.4	(365.5)	203.8
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss) including noncontrolling interests	202.5	261.4	105.4	(365.5)	203.8
Net (income) loss attributable to noncontrolling interests	—	—	(1.3)	—	(1.3)
Net income (loss) attributable to MCBC	$202.5	$261.4	$104.1	$(365.5)	$202.5
Comprehensive income (loss) attributable to MCBC	$143.1	$220.0	$86.3	$(306.3)	$143.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
(IN MILLIONS)
(UNAUDITED)
AS RECAST FOR CHANGE IN GUARANTORS

	Parent Guarantor and Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$4.9	$573.6	$911.1	$(35.3)	$1,454.3
Excise taxes	—	(132.0)	(304.9)	—	(436.9)
Net sales	4.9	441.6	606.2	(35.3)	1,017.4
Cost of goods sold	—	(227.4)	(388.0)	29.5	(585.9)
Gross profit	4.9	214.2	218.2	(5.8)	431.5
Marketing, general and administrative expenses	(28.9)	(94.3)	(147.8)	5.8	(265.2)
Special items, net	—	(15.6)	(277.9)	—	(293.5)
Equity income (loss) in subsidiaries	96.6	(280.7)	59.7	124.4	—
Equity income in MillerCoors	—	135.3	—	—	135.3
Operating income (loss)	72.6	(41.1)	(147.8)	124.4	8.1
Interest income (expense), net	(16.1)	70.5	(81.2)	—	(26.8)
Other income (expense), net	(0.1)	3.4	0.4	—	3.7
Income (loss) from continuing operations before income taxes	56.4	32.8	(228.6)	124.4	(15.0)
Income tax benefit (expense)	(39.8)	63.2	3.9	—	27.3
Net income (loss) from continuing operations	16.6	96.0	(224.7)	124.4	12.3
Income (loss) from discontinued operations, net of tax	—	—	2.9	—	2.9
Net income (loss) including noncontrolling interests	16.6	96.0	(221.8)	124.4	15.2
Net (income) loss attributable to noncontrolling interests	—	—	1.4	—	1.4
Net income (loss) attributable to MCBC	$16.6	$96.0	$(220.4)	$124.4	$16.6
Comprehensive income (loss) attributable to MCBC	$(239.4)	$(133.7)	$(286.3)	$420.0	$(239.4)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$20.5	$1,526.2	$2,255.5	$(106.7)	$3,695.5
Excise taxes	—	(343.9)	(760.6)	—	(1,104.5)
Net sales	20.5	1,182.3	1,494.9	(106.7)	2,591.0
Cost of goods sold	—	(630.1)	(973.0)	85.6	(1,517.5)
Gross profit	20.5	552.2	521.9	(21.1)	1,073.5
Marketing, general and administrative expenses	(148.1)	(281.7)	(434.7)	21.1	(843.4)
Special items, net	—	106.6	(27.6)	—	79.0
Equity income (loss) in subsidiaries	737.1	(223.7)	329.3	(842.7)	—
Equity income in MillerCoors	—	491.2	—	—	491.2
Operating income (loss)	609.5	644.6	388.9	(842.7)	800.3
Interest income (expense), net	(126.7)	208.0	(235.7)	—	(154.4)
Other income (expense), net	(61.5)	8.5	8.1	—	(44.9)
Income (loss) from continuing operations before income taxes	421.3	861.1	161.3	(842.7)	601.0
Income tax benefit (expense)	116.2	(238.6)	64.9	—	(57.5)
Net income (loss) from continuing operations	537.5	622.5	226.2	(842.7)	543.5
Income (loss) from discontinued operations, net of tax	—	—	(2.3)	—	(2.3)
Net income (loss) including noncontrolling interests	537.5	622.5	223.9	(842.7)	541.2
Net (income) loss attributable to noncontrolling interests	—	—	(3.7)	—	(3.7)
Net income (loss) attributable to MCBC	$537.5	$622.5	$220.2	$(842.7)	$537.5
Comprehensive income attributable to MCBC	$599.1	$675.2	$85.3	$(760.5)	$599.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(IN MILLIONS)
(UNAUDITED)
AS RECAST FOR CHANGE IN GUARANTORS

	Parent Guarantor and Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$15.9	$1,585.8	$2,359.0	$(70.2)	$3,890.5
Excise taxes	—	(363.0)	(804.4)	—	(1,167.4)
Net sales	15.9	1,222.8	1,554.6	(70.2)	2,723.1
Cost of goods sold	—	(680.3)	(992.4)	52.1	(1,620.6)
Gross profit	15.9	542.5	562.2	(18.1)	1,102.5
Marketing, general and administrative expenses	(87.3)	(281.4)	(438.5)	18.1	(789.1)
Special items, net	—	(23.8)	(312.0)	—	(335.8)
Equity income (loss) in subsidiaries	384.8	(446.1)	248.9	(187.6)	—
Equity income in MillerCoors	—	470.1	—	—	470.1
Operating income (loss)	313.4	261.3	60.6	(187.6)	447.7
Interest income (expense), net	(49.2)	218.5	(255.9)	—	(86.6)
Other income (expense), net	(1.1)	4.4	4.1	—	7.4
Income (loss) from continuing operations before income taxes	263.1	484.2	(191.2)	(187.6)	368.5
Income tax benefit (expense)	63.6	(101.1)	(6.4)	—	(43.9)
Net income (loss) from continuing operations	326.7	383.1	(197.6)	(187.6)	324.6
Income (loss) from discontinued operations, net of tax	—	—	4.5	—	4.5
Net income (loss) including noncontrolling interests	326.7	383.1	(193.1)	(187.6)	329.1
Net (income) loss attributable to noncontrolling interests	—	—	(2.4)	—	(2.4)
Net income (loss) attributable to MCBC	$326.7	$383.1	$(195.5)	$(187.6)	$326.7
Comprehensive income attributable to MCBC	$(332.1)	$(221.6)	$(337.7)	$559.3	$(332.1)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2016
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,479.6	$2,246.5	$255.4	$—	$9,981.5
Accounts receivable, net	—	125.9	348.5	—	474.4
Other receivables, net	93.4	25.6	45.4	—	164.4
Total inventories	—	95.9	122.4	—	218.3
Other current assets, net	3.5	42.6	63.0	—	109.1
Intercompany accounts receivable	—	1,254.0	26.2	(1,280.2)	—
Total current assets	7,576.5	3,790.5	860.9	(1,280.2)	10,947.7
Properties, net	24.3	566.7	936.1	—	1,527.1
Goodwill	—	237.6	1,687.6	—	1,925.2
Other intangibles, net	—	3,104.8	1,775.6	—	4,880.4
Investment in MillerCoors	—	2,643.6	—	—	2,643.6
Net investment in and advances to subsidiaries	11,486.4	2,913.9	5,291.3	(19,691.6)	—
Deferred tax assets	35.1	3.1	0.1	(11.6)	26.7
Other assets, net	11.6	130.6	103.9	—	246.1
Total assets	$19,133.9	$13,390.8	$10,655.5	$(20,983.4)	$22,196.8
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$131.1	$342.7	$800.1	$—	$1,273.9
Current portion of long-term debt and short-term borrowings	299.9	—	27.0	—	326.9
Discontinued operations	—	—	4.9	—	4.9
Intercompany accounts payable	1,028.2	93.9	158.1	(1,280.2)	—
Total current liabilities	1,459.2	436.6	990.1	(1,280.2)	1,605.7
Long-term debt	7,741.0	1,819.7	—	—	9,560.7
Pension and postretirement benefits	3.6	188.4	14.1	—	206.1
Deferred tax liabilities	—	221.0	588.7	(11.6)	798.1
Other liabilities	11.7	23.8	37.7	—	73.2
Discontinued operations	—	—	12.6	—	12.6
Intercompany notes payable	—	1,347.6	6,559.2	(7,906.8)	—
Total liabilities	9,215.5	4,037.1	8,202.4	(9,198.6)	12,256.4
MCBC stockholders' equity	9,919.5	15,911.8	3,779.8	(19,691.6)	9,919.5
Intercompany notes receivable	(1.1)	(6,558.1)	(1,347.6)	7,906.8	—
Total stockholders' equity	9,918.4	9,353.7	2,432.2	(11,784.8)	9,919.5
Noncontrolling interests	—	—	20.9	—	20.9
Total equity	9,918.4	9,353.7	2,453.1	(11,784.8)	9,940.4
Total liabilities and equity	$19,133.9	$13,390.8	$10,655.5	$(20,983.4)	$22,196.8

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
(IN MILLIONS)
(UNAUDITED)
AS RECAST FOR CHANGE IN GUARANTORS

	Parent Guarantor and Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$146.4	$106.2	$178.3	$—	$430.9
Accounts receivable, net	—	120.4	304.3	—	424.7
Other receivables, net	8.7	33.5	59.0	—	101.2
Total inventories	—	61.6	117.7	—	179.3
Other current assets, net	45.6	22.4	54.7	—	122.7
Intercompany accounts receivable	—	3,796.7	5.5	(3,802.2)	—
Total current assets	200.7	4,140.8	719.5	(3,802.2)	1,258.8
Properties, net	20.4	578.7	991.7	—	1,590.8
Goodwill	—	225.3	1,758.0	—	1,983.3
Other intangibles, net	—	2,954.2	1,791.5	—	4,745.7
Investment in MillerCoors	—	2,441.0	—	—	2,441.0
Net investment in and advances to subsidiaries	12,394.3	3,459.1	4,765.1	(20,618.5)	—
Deferred tax assets	37.7	—	0.1	(17.6)	20.2
Other assets, net	14.0	115.4	107.1	—	236.5
Total assets	$12,667.1	$13,914.5	$10,133.0	$(24,438.3)	$12,276.3
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$72.7	$332.0	$779.7	$—	$1,184.4
Current portion of long-term debt and short-term borrowings	—	—	28.7	—	28.7
Discontinued operations	—	—	4.1	—	4.1
Intercompany accounts payable	3,652.6	70.6	79.0	(3,802.2)	—
Total current liabilities	3,725.3	402.6	891.5	(3,802.2)	1,217.2
Long-term debt	1,902.1	1,006.6	—	—	2,908.7
Pension and postretirement benefits	3.3	184.3	14.3	—	201.9
Deferred tax liabilities	—	215.7	601.7	(17.6)	799.8
Other liabilities	6.5	25.1	43.7	—	75.3
Discontinued operations	—	—	10.3	—	10.3
Intercompany notes payable	—	0.5	4,758.8	(4,759.3)	—
Total liabilities	5,637.2	1,834.8	6,320.3	(8,579.1)	5,213.2
MCBC stockholders' equity	7,031.0	16,837.4	3,793.1	(20,618.5)	7,043.0
Intercompany notes receivable	(1.1)	(4,757.7)	(0.5)	4,759.3	—
Total stockholders' equity	7,029.9	12,079.7	3,792.6	(15,859.2)	7,043.0
Noncontrolling interests	—	—	20.1	—	20.1
Total equity	7,029.9	12,079.7	3,812.7	(15,859.2)	7,063.1
Total liabilities and equity	$12,667.1	$13,914.5	$10,133.0	$(24,438.3)	$12,276.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$728.4	$(29.2)	$(28.7)	$(40.3)	$630.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(12.0)	(60.6)	(116.3)	—	(188.9)
Proceeds from sales of properties and other assets	—	142.1	13.3	—	155.4
Proceeds from sale of business	—	—	6.6	—	6.6
Investment in MillerCoors	—	(1,253.7)	—	—	(1,253.7)
Return of capital from MillerCoors	—	1,089.7	—	—	1,089.7
Other	1.5	2.3	(1.8)	—	2.0
Net intercompany investing activity	(1,771.2)	(1,590.9)	(1,348.6)	4,710.7	—
Net cash provided by (used in) investing activities	(1,781.7)	(1,671.1)	(1,446.8)	4,710.7	(188.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	2,525.6	—	—	—	2,525.6
Exercise of stock options under equity compensation plans	8.2	—	—	—	8.2
Dividends paid	(241.8)	(40.3)	(22.8)	40.3	(264.6)
Debt issuance costs	(55.7)	(4.5)	—	—	(60.2)
Payments on debt and borrowings	—	—	(23.3)	—	(23.3)
Proceeds on debt and borrowings	6,167.6	768.8	35.5	—	6,971.9
Net proceeds from (payments on) revolving credit facilities and commercial paper	—	—	1.6	—	1.6
Change in overdraft balances and other	(17.4)	—	(21.7)	—	(39.1)
Net intercompany financing activity	—	3,119.8	1,590.9	(4,710.7)	—
Net cash provided by (used in) financing activities	8,386.5	3,843.8	1,560.2	(4,670.4)	9,120.1
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	7,333.2	2,143.5	84.7	—	9,561.4
Effect of foreign exchange rate changes on cash and cash equivalents	—	(3.2)	(7.6)	—	(10.8)
Balance at beginning of year	146.4	106.2	178.3	—	430.9
Balance at end of period	$7,479.6	$2,246.5	$255.4	$—	$9,981.5

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(IN MILLIONS)
(UNAUDITED)
AS RECAST FOR CHANGE IN GUARANTORS

	Parent Guarantor and Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$341.5	$331.5	$73.5	$(267.5)	$479.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(8.7)	(57.7)	(141.9)	—	(208.3)
Proceeds from sales of properties and other assets	—	0.5	8.3	—	8.8
Acquisition of businesses, net of cash acquired	—	—	(91.2)	—	(91.2)
Proceeds from sale of business	—	—	8.7	—	8.7
Investment in MillerCoors	—	(1,144.5)	—	—	(1,144.5)
Return of capital from MillerCoors	—	1,088.2	—	—	1,088.2
Other	—	(3.3)	(3.8)	—	(7.1)
Net intercompany investing activity	(56.3)	(186.5)	(167.2)	410.0	—
Net cash provided by (used in) investing activities	(65.0)	(303.3)	(387.1)	410.0	(345.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	31.2	—	—	—	31.2
Dividends paid	(203.8)	(267.5)	(24.3)	267.5	(228.1)
Payments for purchase of treasury stock	(100.1)	—	—	—	(100.1)
Proceeds on debt and borrowings	—	679.9	33.1	—	713.0
Payments on debt and borrowings	—	(676.4)	(19.7)	—	(696.1)
Net proceeds from (payments on) revolving credit facilities and commercial paper	10.0	—	7.1	—	17.1
Change in overdraft balances and other	(9.6)	(2.4)	(52.6)	—	(64.6)
Net intercompany financing activity	—	223.5	186.5	(410.0)	—
Net cash provided by (used in) financing activities	(272.3)	(42.9)	130.1	(142.5)	(327.6)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	4.2	(14.7)	(183.5)	—	(194.0)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(20.0)	(17.0)	—	(37.0)
Balance at beginning of year	40.9	173.2	410.5	—	624.6
Balance at end of period	$45.1	$138.5	$210.0	$—	$393.6

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
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments and Corporate. Our reporting segments include: Molson Coors Canada ("MCC" or Canada segment), operating in Canada; MillerCoors LLC ("MillerCoors" or U.S. segment), which is accounted for by us under the equity method of accounting, operating in the United States ("U.S."); Molson Coors Europe (Europe segment), operating in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, Republic of Ireland, Romania, Serbia, the United Kingdom ("U.K.") and various other European countries; and Molson Coors International ("MCI"), operating in various other countries.
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
Acquisition
On November 11, 2015, Anheuser-Busch InBev SA/NV (“ABI”) announced it had entered into a definitive agreement to acquire SABMiller plc (“ABI/SABMiller transaction”) and concurrently, on November 11, 2015, we entered into a purchase agreement (as amended, the “Purchase Agreement”) with ABI to acquire, contingent upon the closing of the ABI/SABMiller transaction, all of SABMiller’s 58% economic interest and 50% voting interest in MillerCoors and all trademarks, contracts and other assets primarily related to the Miller brand portfolio outside of the U.S. and Puerto Rico for $12.0 billion in cash, subject to downward adjustment as described in the Purchase Agreement (the "Acquisition"). On October 11, 2016, the Acquisition closed and MillerCoors, previously a joint venture between MCBC and SABMiller, became a wholly-owned subsidiary of MCBC and as a result, MCBC now owns 100% of the outstanding equity and voting interests of MillerCoors. The Acquisition was funded through cash on hand, including proceeds received from our February 3, 2016, equity issuance, the issuance of our 2016 Notes, as defined below, on July 7, 2016, as well as borrowings on our term loan. Further, as we elected to treat the Acquisition as an asset acquisition for U.S. tax purposes, we expect to receive substantial cash tax benefits for the first 15 years following the close of the Acquisition.
Under the Purchase Agreement, we will retain the rights to all of the brands currently in the MillerCoors portfolio for the U.S. and Puerto Rican markets, including import brands such as Peroni and Pilsner Urquell, as well as full ownership of the Miller brand portfolio outside of the U.S. and Puerto Rico. Additionally, in consolidating control of MillerCoors, we expect we will further improve our scale and agility, benefit from significantly enhanced cash flows from operations, and capture substantial operational synergies. The purchase of the Miller brand trademarks outside of the U.S. and Puerto Rico provides a strategic opportunity to leverage the iconic Miller trademark globally alongside Molson Coors’ trademarks for Coors and Staropramen, and presents volume and profit growth opportunities for Molson Coors in both core markets, as well as emerging markets.
On July 7, 2016, MCBC issued approximately $5.3 billion senior notes with portions maturing from July 15, 2019, through July 15, 2046 (“USD Notes”), and EUR 800.0 million senior notes maturing July 15, 2024 (“EUR Notes”), and Molson Coors International LP, a Delaware limited partnership and wholly-owned subsidiary of MCBC, completed a private placement of CAD 1.0 billion senior notes maturing July 15, 2023, and July 15, 2026 (“CAD Notes”), in order to partially fund the financing of the Acquisition (USD Notes, EUR Notes and CAD Notes, collectively, the “2016 Notes”).
Executive Summary
We are one of the world's largest brewers and have a diverse portfolio of owned and partner brands, including core brands Carling, Coors Light, Miller Lite, Molson Canadian and Staropramen, as well as craft and specialty beers such as Blue Moon, Creemore Springs, Cobra and Doom Bar. With centuries of brewing heritage, we have been crafting high-quality, innovative products with the purpose of delighting the world's beer drinkers and with the goal to be the first choice for our consumers and customers. Our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
Summary of Consolidated Results of Operations:
The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2016, and September 30, 2015. See Part I-Item 1. Financial Statements for additional details of our U.S. GAAP results.

	Three Months Ended			Nine Months Ended
	September 30, 2016	September 30, 2015	% change	September 30, 2016	September 30, 2015	% change
	(In millions, except percentages)
Volume in hectoliters	8.642	8.953	(3.5)%	22.970	23.208	(1.0)%
Net sales	$947.6	$1,017.4	(6.9)%	$2,591.0	$2,723.1	(4.9)%
Net income (loss) attributable to MCBC from continuing operations	$202.5	$13.7	N/M	$539.8	$322.2	67.5%
Net income (loss) attributable to MCBC per diluted share from continuing operations	$0.94	$0.07	N/M	$2.54	$1.73	46.8%
N/M = Not meaningful
Third Quarter 2016 Financial Highlights:
During the third quarter of 2016, we recognized net income from continuing operations attributable to MCBC of $202.5 million, or $0.94 per diluted share, representing an increase of $188.8 million versus the prior year. The increase is the result of lower special charges during the third quarter of 2016 versus the third quarter of 2015, which included charges of $293.5 million primarily related to indefinite-lived intangible asset brand impairment charges in Europe and accelerated depreciation associated with the closure of a bottling line within our Vancouver brewery. This increase was partially offset by higher expenses related to the Acquisition recorded in the third quarter of 2016. Specifically, in the third quarter of 2016, we recorded costs associated with the Acquisition of $17.2 million within MG&A, $11.0 million within other income (expense), and $39.3 million within interest expense, net. Additionally, the increase in net income from continuing operations was driven by overall positive sales mix, partially offset by lower volume and higher brand investments globally in the third quarter of 2016 compared to the prior year.
Net sales of $947.6 million decreased $69.8 million in the third quarter of 2016 from approximately $1.0 billion in the prior year driven by foreign currency movements which had a negative impact of $47.2 million, as well as lower volumes in all segments. Our Europe segment had an overall favorable sales mix that partially offset the decrease in global net sales. During the third quarter of 2016, we continued to focus on building our brand strength and transforming our portfolio toward the above premium, flavored malt beverages, craft and cider segments. Further, we continued to focus on generating higher returns on our invested capital, managing our working capital and delivering a greater return on investment for our shareholders. Additionally, in relation to the Acquisition, we have further progressed our integration planning and, during the third quarter of 2016, successfully issued long-term debt for total net proceeds of approximately $6.9 billion. These proceeds along with borrowings on our term loan, which occurred concurrent with the close of the Acquisition, and the net proceeds from our February 3, 2016, equity offering were sufficient to fund the $12.0 billion purchase price of the Acquisition which was completed on October 11, 2016.

Regional financial highlights:

•
In our Canada segment, income from continuing operations before income taxes decreased by 1.6% to $90.3 million in the third quarter of 2016 compared to the prior year, driven by lower volume and higher cost of goods sold and brand investments which were partially offset by lower special charges.

•
In our U.S. segment, equity income increased 16.0% to $156.9 million in the third quarter of 2016 compared to the prior year, primarily driven by lower special charges related to the closure of the Eden brewery, along with higher net pricing, positive sales mix and lower cost of goods sold. Additionally, our U.S. segment equity income in the third quarter of 2016 benefited from a $1.2 million benefit of Coors Brewing Company ("CBC"), a wholly-owned subsidiary of MCBC, associated with an anticipated refund of U.S. federal excise tax paid on products imported by CBC based on qualifying volumes exported from the U.S. by CBC.

•
In our Europe segment, income from continuing operations before income taxes increased by 153.8% to $98.5 million in the third quarter of 2016, compared to the prior year, primarily driven by lower special charges due to indefinite-lived intangible asset brand impairment charges incurred in the third quarter of 2015 of $275.0 million. This increase was partially offset by higher brand amortization expense and a lower net pension benefit along with unfavorable foreign currency movements.

•
Our MCI segment reported a loss from continuing operations before income taxes of $2.7 million in the third quarter of 2016, compared to $2.1 million in the prior year, primarily driven by the impact of total alcohol prohibition in Bihar, the repatriation of our U.K. Staropramen rights to our European business and higher brand investments in Latin America, partially offset by favorable sales mix and lower expenses in China.

See "Results of Operations" below for further analysis of our segment results.
Core brand highlights:

•
Volume for Carling, the number one beer brand in the U.K. and the largest brand in our Europe segment, decreased by 10.3% during the third quarter of 2016, due to a focus on margin and continued decline in the mainstream lager market; however, the brand gained share within its segment compared to the prior year.

•
Coors Light global volume (including our proportionate percentage of MillerCoors' Coors Light volumes) decreased during the third quarter of 2016 by 3.3% versus the third quarter of 2015. The overall volume decrease in the third quarter of 2016 was driven by lower volumes in the U.S., Canada and MCI. Volumes in the U.S. were lower than prior year in-line with the overall U.S. industry. The declines in Canada are the result of ongoing competitive pressures as well as a shift in preference to value brands in Alberta resulting from a weaker economy; however, our new packaging, advertising and in-pack sales promotions are driving improved consumer purchase intent and other brand health scores. This decrease was slightly offset by strong volume performance in Europe.

•
Molson Canadian volume in Canada decreased by 7.2% during the third quarter of 2016 versus the prior year, primarily driven by challenging economic conditions and competitive pressures in Alberta, along with the unfavorable timing impacts of the Canada Day holiday.

•
Staropramen volume, including royalty volume, decreased by 1.1% during the third quarter of 2016, versus the third quarter of 2015, driven by lower volumes in Czech Republic, partially offset by growth outside of the brand's primary market.

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

The following table highlights summarized components of our worldwide beer volume for the three and nine months ended September 30, 2016, and September 30, 2015.

	Three Months Ended			Nine Months Ended
	September 30, 2016	September 30, 2015	% change	September 30, 2016	September 30, 2015	% change
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	8.642	8.953	(3.5)%	22.970	23.208	(1.0)%
Royalty volume(1)	0.433	0.461	(6.1)%	1.291	1.280	0.9%
Owned volume	9.075	9.414	(3.6)%	24.261	24.488	(0.9)%
Proportionate share of equity investment STR	6.856	7.141	(4.0)%	19.427	19.821	(2.0)%
Total worldwide beer volume	15.931	16.555	(3.8)%	43.688	44.309	(1.4)%

(1)	Includes MCI segment royalty volume that is primarily in Russia, Ukraine and Mexico, and Europe segment royalty volume in Republic of Ireland.
Our worldwide beer volume decreased 3.8% the three months ended September 30, 2016, compared to prior year due to lower volume in all segments and decreased 1.4% for the nine months ended September 30, 2016, compared to prior year due to lower volume in all segments with the exception of Europe, which partially offset the lower volume on a year-to-date basis.
Net Sales
The following table highlights the drivers of change in net sales for the three months ended September 30, 2016, versus September 30, 2015, by segment (in percentages) and excludes Corporate net sales revenue for our water resources and energy operations in the State of Colorado:

	Volume	Price, Product and Geography Mix	Currency	Other	Total
Consolidated	(3.5)%	1.2%	(4.6)%	—%	(6.9)%
Canada	(2.9)%	0.6%	0.3%	(0.2)%	(2.2)%
Europe	(1.4)%	1.2%	(8.9)%	(0.3)%	(9.4)%
MCI	(36.4)%	13.2%	4.1%	—%	(19.1)%

The following table highlights the drivers of change in net sales for the nine months ended September 30, 2016, versus September 30, 2015, by segment (in percentages) and excludes Corporate net sales revenue for our water resources and energy operations in the State of Colorado:

	Volume	Price, Product and Geography Mix	Currency	Other	Total
Consolidated	(1.0)%	0.9%	(4.8)%	—%	(4.9)%
Canada	(2.6)%	0.4%	(4.0)%	(0.1)%	(6.3)%
Europe	1.3%	0.8%	(5.8)%	(0.1)%	(3.8)%
MCI	(23.7)%	18.6%	1.4%	—%	(3.7)%

Income taxes
Our effective tax rates for the third quarter of 2016 and 2015 were approximately 9% and 182%, respectively. For the first three quarters of 2016 and 2015, our effective tax rates were approximately 10% and 12%, respectively. Our effective tax rates deviated from the U.S. federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our foreign businesses, driven by lower statutory income tax rates and tax planning impacts on statutory taxable income, as well as discrete items. The decrease in the effective tax rate during the third quarter and first three quarters of 2016 versus 2015 is primarily driven by tax benefits recognized from transaction-related costs resulting from the Acquisition and favorable tax treatment associated with the sale of the Vancouver brewery in the current year, as well as the prior year impacts of brand impairment charges recorded in Europe during the third quarter of 2015. These drivers were partially offset by lower net discrete tax benefits in 2016. Specifically, our total net discrete tax benefit was $5.0 million and $17.2 million in the third quarter and first three quarters of 2016, respectively, versus a $14.3 million and $18.6 million net discrete tax benefit recognized in the third quarter and first three quarters of 2015, respectively. The net discrete tax benefit recognized in 2016 was primarily due to the release of certain valuation allowances and the recognition of $8.0 million of excess tax benefits related to share-based payment transactions, of which $4.1 million was recognized as a discrete item in the third quarter of 2016, resulting from our Q3 2016 adoption of the FASB’s recently issued guidance related to the income tax accounting for these transactions. See Part I—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for further discussion related to the adoption of this guidance. The net discrete tax benefit recognized in 2015 was driven by the release of unrecognized tax benefits, primarily from the expiration of certain statutes of limitations.
Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, excess tax benefits from share-based compensation, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire, positions are effectively settled, or when additional information becomes available. There are proposed or pending tax law changes in various jurisdictions in which we do business that, if enacted, may have an impact on our effective tax rate. Additionally, our effective tax rates for the third quarter and first nine months of 2016 do not incorporate the effects of the completion of the Acquisition, which we expect will result in an increase to our effective tax rate on a go-forward basis beginning in the fourth quarter of 2016 as a result of the incremental 58% interest in the results of MillerCoors subject to U.S. federal and state income tax. See Part I—Item 1. Financial Statements, Note 16, "Acquisition" for further details.
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

Results of Operations
Canada Segment

	Three Months Ended			Nine Months Ended
	September 30, 2016	September 30, 2015	% change	September 30, 2016	September 30, 2015	% change
	(In millions, except percentages)
Volume in hectoliters	2.107	2.171	(2.9)%	5.698	5.851	(2.6)%
Sales	$532.7	$545.6	(2.4)%	$1,446.5	$1,539.2	(6.0)%
Excise taxes	(130.5)	(134.4)	(2.9)%	(350.4)	(369.6)	(5.2)%
Net sales	402.2	411.2	(2.2)%	1,096.1	1,169.6	(6.3)%
Cost of goods sold	(218.3)	(216.8)	0.7%	(614.7)	(654.2)	(6.0)%
Gross profit	183.9	194.4	(5.4)%	481.4	515.4	(6.6)%
Marketing, general and administrative expenses	(93.6)	(90.6)	3.3%	(269.6)	(270.7)	(0.4)%
Special items, net(1)	(1.3)	(15.7)	(91.7)%	106.6	(23.9)	N/M
Operating income (loss)	89.0	88.1	1.0%	318.4	220.8	44.2%
Other income (expense), net	1.3	3.7	(64.9)%	7.0	8.0	(12.5)%
Income (loss) from continuing operations before income taxes	$90.3	$91.8	(1.6)%	$325.4	$228.8	42.2%
N/M = Not meaningful

(1)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" to the unaudited condensed consolidated financial statements for detail of special items.
Significant events
We continued our ongoing assessment of our supply chain strategies in order to align with our cost saving objectives. As part of this process, in October 2015, we entered into an agreement to sell our Vancouver brewery for CAD 185.0 million, with the intent to use the proceeds from the sale to help fund the construction of an efficient and flexible brewery in British Columbia. We believe the decision to sell the brewery will help optimize the western Canada brewery network and allow for greater flexibility and future cost savings. The sale was completed on March 31, 2016, resulting in a $110.4 million gain on sale, which was recorded as a special item in the first quarter of 2016. The net cash proceeds of CAD 183.1 million ($140.8 million) were received on April 1, 2016, and are reflected as a cash inflow from investing activities on the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2016. Separately, during the third quarter of 2016, we completed the purchase of land in British Columbia for the site of the new brewery.
Further, in conjunction with the sale of the Vancouver brewery, we agreed to leaseback the existing property to continue operations on an uninterrupted basis while the new brewery is being constructed. During the three and nine months ended September 30, 2016, we also incurred other abandonment charges, including accelerated depreciation charges in excess of normal depreciation of $1.2 million and $3.6 million, respectively, related to equipment that continues to be owned by the Company and utilized during the leaseback period to support ongoing operations. We currently plan to dispose of this equipment following the brewery closure. We expect to incur additional special charges, including estimated accelerated depreciation charges of approximately CAD 15 million, through final closure of the brewery, which we currently anticipate to occur at the end of 2018. We expect the ongoing costs of leasing the existing facility through the estimated closure date to be approximately CAD 5 million per annum. We also expect to incur significant capital expenditures associated with the construction of the new brewery, most of which we expect to be funded with the proceeds from the sale of the Vancouver brewery.
In the fourth quarter of 2014, we entered into an agreement with Miller Brewing Company ("Miller") for the accelerated termination of our license agreement, effective March 2015, under which we had exclusive rights to distribute certain Miller products in Canada. As a result, beginning in the second quarter of 2015, we discontinued distributing the Miller brands in Canada, which has adversely impacted our volume and sales prospectively. For the nine months ended September 30, 2015, we recognized net sales under this agreement of $11.5 million. The Acquisition will result in the return of these Miller brands to our Canada business.

Foreign currency impact on results
During the three months ended September 30, 2016, the CAD appreciated versus the USD on an average basis, resulting in an increase of $1.6 million to our USD earnings before income taxes. During the nine months ended September 30, 2016, the CAD depreciated versus the USD on an average basis, resulting in a decrease of $6.8 million to our USD earnings before income taxes. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transaction gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Our Canada STRs decreased 3.2% and 2.6% during the three and nine months ended September 30, 2016, respectively, versus prior year, primarily due to increased competitor trade spending and pricing activities, as well as weak economic conditions in Alberta. The decrease in STRs for the three months ended September 30, 2016, was also driven by the timing of the Canada Day holiday, while the decrease for the nine months ended September 30, 2016, was also driven by the termination of our Miller brand license agreement in 2015.
Our net sales per hectoliter increased 0.6% and 0.4% in local currency during the three and nine months ended September 30, 2016, respectively, compared to prior year, driven by positive mix.
Cost of goods sold
Our cost of goods sold per hectoliter in local currency increased 3.5% and 0.8% during the three and nine months ended September 30, 2016, respectively, versus prior year, due to volume deleverage along with mix shifts to higher-cost brands, higher operational cost impacts and foreign currency movements, partially offset by ongoing cost savings initiatives. The nine months ended September 30, 2016, was also partially offset by a temporary reduction in distribution costs.
Marketing, general and administrative expenses
Our marketing, general and administrative expenses increased 3.1% and 4.2% in local currency for the three and nine months ended September 30, 2016, respectively, compared to prior year, driven by higher brand investments, partially offset by lower overhead costs as well as lower incentive compensation costs.

United States Segment

	Three Months Ended			Nine Months Ended
	September 30, 2016	September 30, 2015	% change	September 30, 2016	September 30, 2015	% change
	(In millions, except percentages)
Volumes in hectoliters(1)	18.265	18.470	(1.1)%	53.721	54.573	(1.6)%
Sales	$2,292.5	$2,286.8	0.2%	$6,788.1	$6,826.9	(0.6)%
Excise taxes	(284.8)	(286.8)	(0.7)%	(837.6)	(849.6)	(1.4)%
Net sales	2,007.7	2,000.0	0.4%	5,950.5	5,977.3	(0.4)%
Cost of goods sold	(1,150.8)	(1,173.9)	(2.0)%	(3,358.3)	(3,490.6)	(3.8)%
Gross profit	856.9	826.1	3.7%	2,592.2	2,486.7	4.2%
Marketing, general and administrative expenses	(475.2)	(475.1)	—%	(1,362.0)	(1,333.0)	2.2%
Special items, net	(8.3)	(28.0)	(70.4)%	(84.6)	(28.0)	N/M
Operating income	373.4	323.0	15.6%	1,145.6	1,125.7	1.8%
Interest income (expense), net	(0.5)	(0.3)	66.7%	(1.4)	(1.0)	40.0%
Other income (expense), net	1.1	0.2	N/M	3.7	4.6	(19.6)%
Income (loss) from continuing operations before income taxes	374.0	322.9	15.8%	1,147.9	1,129.3	1.6%
Income tax benefit (expense)	(1.3)	(1.1)	18.2%	(3.3)	(3.8)	(13.2)%
Net income (loss) from continuing operations	372.7	321.8	15.8%	1,144.6	1,125.5	1.7%
Net (income) loss attributable to noncontrolling interests	(3.5)	(5.3)	(34.0)%	(10.6)	(17.2)	(38.4)%
Net income (loss) attributable to MillerCoors	$369.2	$316.5	16.7%	$1,134.0	$1,108.3	2.3%
N/M = Not meaningful

(1)	Includes contract brewing and company-owned distributor sales, which are excluded from our worldwide beer volume calculation.
The following represents our proportionate share in net income attributable to MillerCoors reported under the equity method:

	Three Months Ended			Nine Months Ended
	September 30, 2016	September 30, 2015	% change	September 30, 2016	September 30, 2015	% change
	(In millions, except percentages)
Net income attributable to MillerCoors	$369.2	$316.5	16.7%	$1,134.0	$1,108.3	2.3%
MCBC economic interest	42%	42%		42%	42%
MCBC proportionate share of MillerCoors net income	$155.1	$132.9	16.7%	$476.3	$465.5	2.3%
Amortization of the difference between MCBC contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(1)	1.1	1.0	10.0%	3.3	3.4	(2.9)%
Share-based compensation adjustment(1)	(0.5)	1.4	(135.7)%	(0.7)	1.2	(158.3)%
U.S. import tax benefit(2)	1.2	—	N/M	12.3	—	N/M
Equity income in MillerCoors	$156.9	$135.3	16.0%	$491.2	$470.1	4.5%
N/M = Not meaningful

(1)	See Part I—Item 1. Financial Statements, Note 4, "Investments" to the unaudited condensed consolidated financial statements for a detailed discussion of these equity method adjustments.

(2)
Represents a benefit associated with an anticipated refund to CBC of U.S. federal excise tax paid on products imported by CBC based on qualifying volumes exported by CBC from the U.S. Due to administrative restrictions outlined within the legislation enacted in 2016, the anticipated refund is not expected to be received until 2018. Accordingly, the anticipated refund amount represents a non-current receivable which has been recorded within other non-current assets on the unaudited condensed consolidated balance sheet as of September 30, 2016.

Significant events
On October 11, 2016, we completed the Acquisition and as a result, MCBC now owns 100% of the outstanding equity and voting interests of MillerCoors. Therefore, beginning October 11, 2016, MillerCoors results of operations will be prospectively consolidated into MCBC’s consolidated financial statements and included in the U.S. segment. See Part I—Item 1. Financial Statements, Note 16, "Acquisition" for further details.
During the third quarter of 2015, MillerCoors announced plans to close its brewery in Eden, North Carolina, in an effort to optimize the brewery footprint and streamline operations for greater efficiencies. Products produced in Eden were transitioned to other breweries in the MillerCoors network and the Eden brewery is now closed. MillerCoors results include net special charges which are primarily related to the closure of the Eden brewery. For the three and nine months ended September 30, 2016, MillerCoors recorded net special charges of $8.3 million and $84.6 million, respectively, including $34.3 million and $103.2 million of accelerated depreciation in excess of normal depreciation associated with the closure of the Eden brewery. Special items during the three and nine months ended September 30, 2016, also include a postretirement benefit curtailment gain related to the closure of Eden of $25.7 million. For the three and nine months ended September 30, 2015, MillerCoors incurred special charges of $28.0 million related to the closure of the Eden brewery, including $21.8 million of accelerated depreciation in excess of normal depreciation. MillerCoors expects to continue to incur special charges during the remainder of 2016 and 2017 related to the closure of the brewery. Total special charges associated with the Eden closure are expected to be up to approximately $180 million, of which $160.8 million have been incurred through September 30, 2016, consisting primarily of accelerated depreciation. However, this estimate is uncertain, and actual results could differ materially from these estimates due to uncertainty regarding the ultimate net cost associated with the disposition of assets, contract termination costs, and other costs associated with the closure.
Volume and net sales
MillerCoors domestic STRs for the three months ended September 30, 2016, declined 4.0%, compared to prior year, and declined 2.5% on a trading-day-adjusted basis for the nine months ended September 30, 2016, compared to prior year. Domestic STWs decreased 0.6% and 1.4% in the three and nine months ended September 30, 2016, respectively.
Domestic net sales per hectoliter, which excludes contract brewing and company-owned distributor sales, increased 1.6% and 1.2% for the three and nine months ended September 30, 2016, respectively, compared to prior year due to favorable net pricing and positive sales mix. Total net sales per hectoliter, including contract brewing and company-owned distributor sales, increased 1.5% and 1.1% for the three and nine months ended September 30, 2016, respectively, compared to prior year. Contract brewing volumes decreased 5.0% and 2.6% for the three and nine months ended September 30, 2016, respectively, compared to prior year.
Cost of goods sold
Cost of goods sold per hectoliter decreased 0.9% and 2.3% for the three and nine months ended September 30, 2016, respectively, compared to prior year, driven by lower commodity pricing, along with supply chain costs savings, partially offset by lower fixed-cost absorption due to lower volumes.
Marketing, general and administrative expenses
Marketing, general and administrative expenses were in-line for the three months ended September 30, 2016, and increased 2.2% for the nine months ended September 30, 2016, compared to prior year. The nine month period increase was driven primarily by higher marketing and information technology investments as well as higher employee-related expenses.
Other information
MillerCoors recognized $118.5 million and $351.6 million of depreciation and amortization during the three and nine months ended September 30, 2016, respectively, compared to $99.9 million and $254.0 million for the three and nine months ended September 30, 2015, respectively. These charges include the accelerated depreciation related to the closure of the Eden brewery previously discussed.

MillerCoors achieved cost savings of approximately $59 million in the nine months ended September 30, 2016, primarily related to brewery efficiencies and procurement savings. We benefit from 42% of the MillerCoors cost savings due to our proportionate equity investment in MillerCoors.
MillerCoors distributes its excess cash to its owners, SABMiller and MCBC, on a 58%/42% basis, respectively. As of September 30, 2016, and December 31, 2015, MillerCoors had cash of $37.4 million and $15.6 million, respectively. MillerCoors had total debt of $2.4 million as of September 30, 2016, and total debt of $2.0 million as of December 31, 2015. There are no restrictions from external sources on its ability to make cash distributions to its owners.
MillerCoors contributed $102.0 million to its defined benefit pension plans during the nine months ended September 30, 2016. For 2016, MillerCoors' contributions to its defined benefit pension plans are not expected to exceed approximately $110 million (our 42% share is approximately $46 million), and are not included in our contractual cash obligations.
Europe Segment

	Three Months Ended			Nine Months Ended
	September 30, 2016	September 30, 2015	% change	September 30, 2016	September 30, 2015	% change
	(In millions, except percentages)
Volume in hectoliters(1)	6.280	6.372	(1.4)%	16.369	16.165	1.3%
Sales(1)	$764.5	$859.5	(11.1)%	$2,125.9	$2,220.6	(4.3)%
Excise taxes	(251.9)	(293.5)	(14.2)%	(732.5)	(771.9)	(5.1)%
Net sales(1)	512.6	566.0	(9.4)%	1,393.4	1,448.7	(3.8)%
Cost of goods sold	(306.8)	(338.8)	(9.4)%	(857.6)	(886.6)	(3.3)%
Gross profit	205.8	227.2	(9.4)%	535.8	562.1	(4.7)%
Marketing, general and administrative expenses	(124.4)	(133.5)	(6.8)%	(394.8)	(396.9)	(0.5)%
Special items, net(2)	6.2	(277.8)	(102.2)%	3.2	(305.5)	(101.0)%
Operating income (loss)	87.6	(184.1)	(147.6)%	144.2	(140.3)	N/M
Interest income(3)	1.0	1.0	—%	2.7	3.0	(10.0)%
Other income (expense), net	9.9	(0.1)	N/M	9.4	(1.0)	N/M
Income (loss) from continuing operations before income taxes	$98.5	$(183.2)	(153.8)%	$156.3	$(138.3)	N/M
N/M = Not meaningful

(1)
Gross segment sales include intercompany sales to MCI consisting of $0.8 million of net sales and 0.016 million hectoliters and $2.9 million of net sales and 0.039 million hectoliters for the three and nine months ended September 30, 2016, respectively. Gross segment sales include intercompany sales to MCI consisting of $1.4 million of net sales and 0.016 million hectoliters and $3.6 million of net sales and 0.043 million hectoliters for the three and nine months ended September 30, 2015, respectively. The offset is included within MCI cost of goods sold. These amounts are eliminated in the consolidated totals.

(2)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" to the unaudited condensed consolidated financial statements for detail of special items.

(3)	Interest income is earned on trade loans to on-premise customers exclusively in the U.K. and is typically driven by note receivable balances outstanding from period to period.
Significant events
As part of our continued strategic review of our European supply chain network, during the three and nine months ended September 30, 2016, we incurred special charges associated with the closure of our Burton South, Plovdiv and Alton breweries, including $1.8 million and $5.7 million, respectively, of accelerated depreciation charges in excess of our normal depreciation associated with the Burton South brewery. During the three and nine months ended September 30, 2015, we incurred $2.0 million and $21.8 million, respectively, of accelerated depreciation in excess of our normal depreciation in addition to other costs incurred associated with the Alton brewery. Additionally, during the third quarter of 2016, we received the final settlement of insurance proceeds of $9.3 million related to losses incurred by our Europe business from flooding in Serbia, Bosnia and Croatia which occurred during 2014.

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
In the second quarter of 2015, we terminated our agreement with Carlsberg whereby it held the exclusive distribution rights for the Staropramen brand in the U.K. This gave us the exclusive distribution rights for the Staropramen brand in the U.K. by the end of 2015. Additionally, the termination of our contract brewing arrangement with Heineken in the U.K. became effective at the end of April 2015. Related to these contract terminations, for the nine months ended September 30, 2015, we recorded net termination fees of $10.0 million within special items, net. To lessen the impact of the lost revenue associated with the Heineken contract, we closed certain breweries as noted above. Additionally, during the third quarter of 2015, we sold our U.K. malting facility and purchased the Rekorderlig cider brand distribution rights in the U.K. and Ireland.
Foreign currency impact on results
Our Europe segment operates in numerous countries within Europe, and each country's operations utilize distinct currencies. Foreign currency movements unfavorably impacted our Europe USD income from continuing operations before income taxes by $7.4 million and $9.9 million for the three and nine months ended September 30, 2016. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Additionally, as a result of the referendum held on June 23, 2016, in which a majority of voters in the U.K. voted in favor of the U.K. leaving the European Union, the GBP has since weakened and subsequently continues to be volatile. Any significant weakening of the GBP to the USD will have an adverse impact on our European revenues as reported in USD due to the importance of U.K. sales.
Volume and net sales
Europe sales volume decreased by 1.4% for the three months ended September 30, 2016, compared to prior year, due to weaker demand in the current year versus strong sales in the prior year across much of the region, as well as excess retail inventory following the Euro football championships which occurred during the second quarter of 2016. Europe sales volume increased by 1.3% in the nine months ended September 30, 2016, versus prior year, driven mainly by volume growth on a year to date basis in the U.K. as well as the addition of the Staropramen and Rekorderlig brands.
Net sales per hectoliter increased in local currency by 1.2% and 0.8% in the three and nine months ended September 30, 2016, respectively, compared to prior year, primarily driven by positive brand and geographic mix, partially offset by negative net pricing. The increase in net sales per hectoliter for the nine months ended September 30, 2016, was also partially offset by lower contract brewing volume.
Cost of goods sold
Cost of goods sold per hectoliter increased 2.3% and 1.9% in local currency in the three and nine months ended September 30, 2016, respectively, versus prior year, driven by mix shift to higher-cost brands and geographies as well as a lower net pension benefit. The increase for the three months ended September 30, 2016, was also partially driven by fixed-cost deleverage due to lower volume.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 1.5% and 4.4% for the three and nine months ended September 30, 2016, respectively, in local currency compared to prior year, driven by brand amortization expenses. The increase for the nine months ended September 30, 2016, is also due to higher marketing investments.

Molson Coors International Segment

	Three Months Ended			Nine Months Ended
	September 30, 2016	September 30, 2015	% change	September 30, 2016	September 30, 2015	% change
	(In millions, except percentages)
Volume in hectoliters(1)	0.271	0.426	(36.4)%	0.942	1.235	(23.7)%
Sales	$41.1	$50.3	(18.3)%	$125.2	$133.5	(6.2)%
Excise taxes	(7.7)	(9.0)	(14.4)%	(21.6)	(25.9)	(16.6)%
Net sales	33.4	41.3	(19.1)%	103.6	107.6	(3.7)%
Cost of goods sold(2)	(20.3)	(26.9)	(24.5)%	(66.6)	(73.8)	(9.8)%
Gross profit	13.1	14.4	(9.0)%	37.0	33.8	9.5%
Marketing, general and administrative expenses	(15.9)	(16.5)	(3.6)%	(44.7)	(46.7)	(4.3)%
Special items, net(3)	—	—	—%	(30.8)	(6.4)	N/M
Operating income (loss)	(2.8)	(2.1)	33.3%	(38.5)	(19.3)	99.5%
Other income (expense), net	0.1	—	N/M	0.1	(0.4)	(125.0)%
Income (loss) from continuing operations before income taxes	$(2.7)	$(2.1)	28.6%	$(38.4)	$(19.7)	94.9%
N/M = Not meaningful

(1)
Excludes royalty volume of 0.383 million hectoliters and 1.154 million hectoliters for the three and nine months ended September 30, 2016, respectively, and excludes royalty volume of 0.397 million hectoliters and 1.120 million hectoliters for the three and nine months ended September 30, 2015, respectively.

(2)
Reflects gross segment amounts and for the three months ended September 30, 2016, and September 30, 2015, includes intercompany cost of goods sold from Europe of $0.8 million and $1.4 million, respectively. The nine months ended September 30, 2016, and September 30, 2015, includes intercompany cost of goods sold from Europe of $2.9 million and $3.6 million, respectively. The offset is included within Europe net sales. These amounts are eliminated in the consolidated totals.

(3)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" to the unaudited condensed consolidated financial statements for detail of special items.
Significant events
In the fourth quarter of 2015, a newly elected government in the state of Bihar, India, announced plans to ban the sale of "country" liquor and to limit the sale of other forms of alcohol, such as beer, to certain government owned outlets, effective April 1, 2016. On April 5, 2016, four days after the start of the ban on "country" liquor, the government of the state of Bihar announced immediate changes to the ban, implementing a complete prohibition of the sale and consumption of all forms of alcohol. Due to this triggering event, and as the expected length of the prohibition was unclear, we performed an interim impairment assessment for the impacted tangible assets, intangible assets and the India reporting unit goodwill. Specifically, upon identification of the triggering event, we completed step one of the goodwill impairment test comparing the fair value of the India reporting unit to its carrying value using a combination of discounted cash flow analyses and market approaches, which resulted in the need to complete step two. Upon completion of step two, we recorded an impairment of tangible assets of $11.0 million and impairment of goodwill and definite-lived intangibles of $19.8 million within special items during the second quarter of 2016. The remaining goodwill attributable to the India reporting unit of $6.6 million, based on foreign exchange rates at September 30, 2016, is associated with cash flows in other states in India, where alcohol sales are not prohibited. We continue to monitor legal proceedings impacting the regulatory environment as it relates to our ability to resume operations in the state. In addition, if the facts or circumstances associated with the expected collectibility of certain Bihar receivables due from the government of approximately $7 million adversely change or if future cash flows are adversely impacted relative to the projected cash flows used in the impairment analysis we may incur additional impairment or other losses in future periods.
Foreign currency impact on results
Our MCI segment operates in numerous countries around the world, and each country's operations utilize distinct currencies. Foreign currency movements did not impact MCI's USD loss before income taxes for the three months ended September 30, 2016, and favorably impacted MCI's USD loss before income taxes by $1.2 million for the nine months ended

September 30, 2016, respectively. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Including royalty volumes, MCI total volume decreased 20.5% and 11.0% in the three and nine months ended September 30, 2016, respectively, compared to prior year, primarily due to the enactment of total alcohol prohibition implemented in the state of Bihar, India, the repatriation of our U.K. Staropramen rights to our European business and the substantial restructure of our China business in the prior year.
Net sales per hectoliter increased 27.1% and 26.2% in the three and nine months ended September 30, 2016, respectively, compared to prior year, primarily due to favorable sales mix changes.
Cost of goods sold
Cost of goods sold per hectoliter increased 18.6% and 18.3% in the three and nine months ended September 30, 2016, respectively, compared to prior year, primarily driven by sales mix changes.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 3.6% and 4.3% in the three and nine months ended September 30, 2016, respectively, compared to prior year, driven by lower overhead costs primarily related to the substantial restructure of our business in China, partially offset by higher brand investments in Latin America and foreign currency movements.
Corporate

	Three Months Ended			Nine Months Ended
	September 30, 2016	September 30, 2015	% change	September 30, 2016	September 30, 2015	% change
	(In millions, except percentages)
Volume in hectoliters	—	—	—%	—	—	—%
Sales	$0.2	$0.3	(33.3)%	$0.8	$0.8	—%
Excise taxes	—	—	—%	—	—	—%
Net sales	0.2	0.3	(33.3)%	0.8	0.8	—%
Cost of goods sold	3.3	(4.8)	(168.8)%	18.5	(9.6)	N/M
Gross profit	3.5	(4.5)	(177.8)%	19.3	(8.8)	N/M
Marketing, general and administrative expenses	(45.0)	(24.6)	82.9%	(134.3)	(74.8)	79.5%
Special items, net	—	—	—%	—	—	—%
Operating income (loss)	(41.5)	(29.1)	42.6%	(115.0)	(83.6)	37.6%
Interest expense, net	(67.6)	(27.8)	143.2%	(157.1)	(89.6)	75.3%
Other income (expense), net	(10.5)	0.1	N/M	(61.4)	0.8	N/M
Income (loss) from continuing operations before income taxes	$(119.6)	$(56.8)	110.6%	$(333.5)	$(172.4)	93.4%
N/M = Not meaningful

Significant events
In connection with the Acquisition, we have incurred, and will continue to incur, various transaction and integration costs as further discussed below. See Part I—Item 1. Financial Statements, Note 16, "Acquisition" for further details.
Cost of goods sold
The unrealized changes in fair value on our commodity swaps, which are economic hedges, are recorded as cost of goods sold within our Corporate business activities. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. The amounts included for the three and nine months ended September 30, 2016, and September 30, 2015, include the unrealized mark-to-market gains and losses on these commodity swaps.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased by 82.9% and 79.5% during the three and nine months ended September 30, 2016, respectively, compared to prior year, primarily due to transaction costs associated with the Acquisition of $17.2 million and $51.7 million, respectively.
Interest expense, net
Net interest expense increased 143.2% to $67.6 million and 75.3% to $157.1 million for the three and nine months ended September 30, 2016, respectively, compared to the prior year, primarily due to the incremental interest expense on our 2016 Notes issued July 7, 2016, as well as other net interest costs associated with the Acquisition. See Part I—Item 1. Financial Statements, Note 13, "Derivative Instruments and Hedging Activities" and Note 11, "Debt" for further details.
Other income (expense), net
The increase in other income (expense), net during the three and nine months ended September 30, 2016, compared to prior year, is primarily driven by financing costs incurred on our bridge loan. Other income (expense) during the three months ended September 30, 2016 is partially offset by the unrealized gains on foreign currency forwards which are economic hedges entered into during the second quarter of 2016 in connection with the issuance of our 2016 Notes on July 7, 2016. See Part I—Item 1. Financial Statements, Note 7, "Other Income and Expense", Note 13, "Derivative Instruments and Hedging Activities" and Note 11, "Debt" for further details.
Liquidity and Capital Resources
Our primary sources of liquidity include cash provided by operating activities and access to external borrowings. We believe that cash flows from operations and cash provided by short-term and long-term borrowings, when necessary, will be more than adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, anticipated dividend payments and capital expenditures for the next twelve months, and our long-term liquidity requirements.
A significant portion of our trade receivables are concentrated in Europe. While these receivables are not concentrated in any specific customer and our allowance on these receivables factors in collectibility, we may encounter difficulties in our ability to collect due to the impact to our customers of any further economic downturn within Europe.
A significant portion of our cash flows from operating activities are generated outside the U.S. in currencies other than USD. As of September 30, 2016, approximately 7% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but under current law would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We accrue for U.S. federal and state tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue for U.S. federal and state tax consequences. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. These financing arrangements, along with the distributions received from MillerCoors, are sufficient to fund our current cash needs in the U.S.
Net Working Capital
As of September 30, 2016, December 31, 2015, and September 30, 2015, we had debt-free net working capital of approximately $9.7 billion, $70.3 million and negative $13.5 million, respectively. Short-term borrowings and the current portion of long-term debt are excluded from net working capital, as they are not reflective of the ongoing operational requirements of the business. The levels of working capital required to run our business fluctuate with the seasonality in our business. Our working capital is also sensitive to foreign exchange rates, as a significant portion of our current assets and current liabilities are denominated in either CAD or our European operating currencies such as, but not limited to, Euro, British Pound, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu, Bulgarian Lev and Hungarian Forint, while financial results are reported in USD. While we continue to work towards improving our working capital, we may be unable to maintain these working capital benefits in the long term. Below is a table outlining our current and historical net working capital levels:

	As of
	September 30, 2016	December 31, 2015	September 30, 2015(1)
	(In millions)
Current assets	$10,947.7	$1,258.8	$1,351.6
Less: Current liabilities	(1,605.7)	(1,217.2)	(1,413.3)
Add: Current portion of long-term debt and short-term borrowings	326.9	28.7	48.2
Net working capital	$9,668.9	$70.3	$(13.5)

(1)
During the fourth quarter of 2015, we prospectively adopted authoritative guidance requiring all deferred tax assets and deferred tax liabilities to be presented as non-current on the consolidated balance sheet. Because we adopted this guidance prospectively, the prior period balances have not been retrospectively adjusted and continue to reflect current and non-current classification as historically presented. See Note 2 of the Notes included in our Annual Report for further discussion on the adoption of this pronouncement.

The increase in net working capital from December 31, 2015, to September 30, 2016, and from September 30, 2015, to September 30, 2016, is primarily related to an overall increase in cash balances resulting from the approximate $2.5 billion of net proceeds received from our February 3, 2016, equity offering and the approximate $6.9 billion of net proceeds from the issuance of the 2016 Notes on July 7, 2016, as further described below. Additionally, the increase is also the result of lower 2015 cash balances due to the additional cash used to pay our discretionary cash contribution of $227.1 million made to our U.K. pension plan in the first quarter of 2015.
Cash Flows and Use of Cash
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. "Risk Factors" in our Annual Report as well as the additional risk factor discussed in Part II—Item 1A. "Risk Factors" within this Form 10-Q.
Cash Flows from Operating Activities
Net cash provided by operating activities was $630.2 million for the nine months ended September 30, 2016, compared to $479.0 million for the nine months ended September 30, 2015. This increase of $151.2 million was driven by higher cash paid for pension contributions in 2015, including a $227.1 million discretionary payment to our U.K. pension plan, partially offset by higher cash paid for taxes, from a $38.8 million tax payment related to the Acquisition, higher cash paid for interest as a result of a net $36.4 million premium payment on our swaptions related to the Acquisition, as well as lower net income adjusted for non-cash add backs in the first nine months of 2016.
Cash Flows from Investing Activities
Net cash used in investing activities of $188.9 million for the nine months ended September 30, 2016, decreased by $156.5 million compared to the nine months ended September 30, 2015, driven primarily by the receipt of CAD 183.1 million ($140.8 million) of proceeds from the sale of our Vancouver brewery during the first nine months of 2016, as well as the cash outflows during the first nine months of 2015 related to our acquisition of Mount Shivalik in India and the Rekorderlig distribution rights in the U.K. This decrease was partially offset by higher net investments in MillerCoors.
Cash Flows from Financing Activities
Net cash provided by financing activities was approximately $9.1 billion for the nine months ended September 30, 2016, compared to net cash used in financing activities of $327.6 million for the nine months ended September 30, 2015. This increase was driven primarily by the approximate $2.5 billion of net proceeds received from our February 3, 2016, equity offering of 29.9 million shares of our Class B common stock and the approximate $6.9 billion of net proceeds from the issuance of the 2016 Notes on July 7, 2016, to partially fund the Acquisition. Additionally, we paid approximately $100 million to repurchase shares of our Class B common stock during the nine months ended September 30, 2015. We did not have any stock repurchases during the nine months ended September 30, 2016.
This increase was partially offset by the increase to our dividends paid of $36.5 million related to the incremental shares outstanding resulting from our February 3, 2016, equity offering, lower proceeds received from the exercise of stock options of $23.0 million, as well as $60.2 million of debt issuance costs related to our financing of the Acquisition, and by $15.5 million of lower proceeds from our revolving credit facilities and commercial paper compared to the nine months ended September 30, 2015.
During the third quarter of 2015, our CAD 900 million 5.0% notes due 2015 were repaid using the proceeds from the issuance of the CAD 500 million 2.75% notes due 2020 and CAD 400 million 2.25% notes due 2018 and thus, there was not a significant net cash impact from this transaction.
Capital Resources
Cash and Cash Equivalents
As of September 30, 2016, we had total cash and cash equivalents of approximately $10.0 billion, compared to $430.9 million at December 31, 2015, and $393.6 million at September 30, 2015. The increase in cash and cash equivalents at September 30, 2016, from December 31, 2015, was primarily driven by the approximate $2.5 billion of net proceeds from our February 3, 2016, equity offering and the approximate $6.9 billion of net proceeds from the issuance of the 2016 Notes on July 7, 2016, both related to the financing of the Acquisition. The increase was also the result of lower 2015 cash balances due to the additional cash used to pay our discretionary cash contribution of $227.1 million made to our U.K. pension plan in the first quarter of 2015.
The majority of our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 30 days or less. These investments are viewed by management as low-risk investments on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary. While we have some investments in prime money market funds, these are classified as cash and cash equivalents; however, we continually monitor the need for reclassification under the updated SEC requirements for money market funds, effective October 14, 2016, and the potential that the shares of such funds could have a net asset value of less than one dollar. Additionally, to maximize the yield on the cash received from the equity issuance and issuance of the 2016 Notes, while maintaining the ability to readily access these funds, MCBC strategically invested the proceeds in various fixed rate deposit and government money market accounts with terms of one month or less as of September 30, 2016. We also utilize cash pooling arrangements to facilitate the access to cash across our geographies.
Borrowings
On July 7, 2016, MCBC issued the 2016 Notes to partially fund the financing of the Acquisition. This issuance resulted in total proceeds of approximately $6.9 billion, net of underwriting fees and discounts of $36.5 million and $17.7 million, respectively. Total estimated amounts capitalized in connection with the 2016 Notes, including underwriting fees, discounts as well as other financing related costs, were $64.2 million and will be amortized over the terms of the 2016 Notes. The 2016 Notes began accruing interest upon issuance, with semi-annual payments due on the USD Notes and CAD Notes in January and July beginning in 2017, and annual payments on our EUR Notes beginning July 2017.
As a result of the issuance of our 2016 Notes, we terminated our outstanding 364-day bridge loan agreement concurrent with the receipt of these proceeds. There were no outstanding borrowings on the bridge loan upon termination. We also had a term loan agreement to partially fund the Acquisition that provides for access to a total term loan commitment of up to $1.5 billion in a 3-year tranche and up to $1.5 billion in a 5-year tranche, for an aggregate principal amount of up to $3.0 billion. On October 11, 2016, in connection with the closing of the Acquisition, we borrowed $1.0 billion under the 3-year tranche and $1.5 billion under the 5-year tranche, for an aggregate principal amount of $2.5 billion. The net proceeds received from the term loan as well as the issuance of the 2016 Notes and February 3, 2016, equity offering were sufficient to fund the purchase price of the Acquisition and on October 11, 2016 the $12.0 billion of cash consideration was transferred upon close of the Acquisition.
The majority of our outstanding borrowings as of September 30, 2016, consisted of fixed-rate senior notes, with maturities ranging from 2017 to 2046. We also hold short-term borrowings primarily related to overdrafts on our cross-border cross-currency cash pool arrangement and overdraft facilities. See Part I—Item 1. Financial Statements, Note 11, "Debt" to the unaudited condensed consolidated financial statements for details of our outstanding borrowings as of September 30, 2016, and December 31, 2015.

Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on our $750 million revolving credit facility if the need arises. There were no outstanding borrowings under our $750 million revolving credit facility as of September 30, 2016. As we had no outstanding borrowings as of September 30, 2016, under our commercial paper program, we have $750 million available to draw on under this revolving credit facility. We also have Japanese Yen ("JPY") overdraft facilities, CAD and British Pound ("GBP") lines of credit with several banks should we need additional short-term liquidity. We also currently utilize and will further utilize our cross-border, cross currency cash pool as well as our commercial paper program for liquidity needs after this revolving credit facility expires in 2019.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions. The covenants specify that our leverage ratio cannot exceed 3.5x debt to earnings before interest expense, tax expense, depreciation and amortization ("EBITDA") as defined in our credit agreement. As of September 30, 2016, we were in compliance with all of these restrictions and have met all debt payment obligations. The restrictions related to our 2016 Notes are substantially similar as those of our outstanding senior notes as of September 30, 2016, which all rank pari-passu. As part of our financing for the Acquisition, we amended our $750 million revolving multi-currency credit facility during the fourth quarter of 2015, effective following the completion of the Acquisition to increase the maximum leverage ratio to 5.75x debt to EBITDA, with a decline to 3.75x debt to EBITDA in the fourth year following the closing of the Acquisition.
Credit Rating
Our current long-term credit ratings are BBB-/Stable Outlook, Baa3/Stable Outlook and BBB(Low)/Stable Outlook with Standard and Poor's, Moody's Investor Services and DBRS, respectively. Our short-term credit ratings are A-3, Prime-3 and R-2(low), respectively. A securities rating is not a recommendation to buy, sell or hold securities, and it may be revised or withdrawn at any time by the rating agency.
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

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Weighted-Average Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.30	1.30	1.32	1.25
Euro (EUR)	0.90	0.89	0.89	0.89
British Pound (GBP)	0.76	0.65	0.72	0.65
Czech Koruna (CZK)	24.20	24.36	24.16	24.44
Croatian Kuna (HRK)	6.72	6.85	6.70	6.84
Serbian Dinar (RSD)	110.14	107.24	110.38	107.40
New Romanian Leu (RON)	4.00	4.00	4.04	3.97
Bulgarian Lev (BGN)	1.75	1.75	1.76	1.75
Hungarian Forint (HUF)	279.87	281.94	282.15	278.01

	As of
	September 30, 2016	December 31, 2015
Closing Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.31	1.38
Euro (EUR)	0.89	0.92
British Pound (GBP)	0.77	0.68
Czech Koruna (CZK)	24.04	24.88
Croatian Kuna (HRK)	6.69	7.04
Serbian Dinar (RSD)	109.53	111.86
New Romanian Leu (RON)	3.96	4.16
Bulgarian Lev (BGN)	1.74	1.80
Hungarian Forint (HUF)	274.35	290.44
The weighted-average exchange rates for the three and nine months ended September 30, 2016, and September 30, 2015, have been calculated based on the average of the foreign exchange rates during the relevant period and have been weighted according to the foreign denominated earnings before interest and taxes of the USD equivalent.
If foreign currencies in the countries in which we operate devalue significantly in future periods, most significantly the CAD and European operating currencies included in the above table, then the impact on USD reported earnings may be material. For example, as a result of the referendum held on June 23, 2016, in which a majority of voters in the U.K. voted in favor of the U.K. leaving the European Union, the GBP has since weakened and subsequently continues to be volatile. Any significant further weakening of the GBP to the USD will have an adverse impact on our European revenues as reported in USD due to the importance of U.K. sales.
Capital Expenditures
We incurred $151.9 million, and have paid $188.9 million, for capital improvement projects worldwide in the nine months ended September 30, 2016, excluding capital spending by MillerCoors and other equity method joint ventures, representing a decrease of $22.4 million from the $174.3 million of capital expenditures incurred in the nine months ended September 30, 2015. We currently expect to incur total capital expenditures for 2016 of approximately $220 million, based on foreign exchange rates as of September 30, 2016, excluding capital expenditures associated with the new construction intended to replace the Vancouver brewery as well capital spending by MillerCoors and other equity method joint ventures or consideration of the implications of the Acquisition. We have increased our focus on where and how we employ our planned capital expenditures, specifically strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.
Contractual Obligations and Commercial Commitments
Contractual Cash Obligations as of September 30, 2016
A summary of our consolidated contractual cash obligations as of September 30, 2016, and based on foreign exchange rates at September 30, 2016, is as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Debt obligations	$9,954.1	$327.0	$1,185.6	$1,380.9	$7,060.6
Interest payments on debt obligations	4,828.0	307.4	569.3	534.2	3,417.1
Retirement plan expenditures	74.9	7.6	14.5	15.1	37.7
Operating leases	118.7	30.9	47.0	24.9	15.9
Other long-term obligations	2,544.7	652.3	739.5	532.3	620.6
Total obligations	$17,520.4	$1,325.2	$2,555.9	$2,487.4	$11,151.9
On October 11, 2016, in connection with the closing of the Acquisition, we borrowed $1.0 billion under the 3-year tranche and $1.5 billion under the 5-year tranche of our term loan agreement, for an aggregate principal amount of $2.5 billion.

The proceeds were used to partially fund the Acquisition and no additional amounts are available for borrowing under the term loan agreement. These borrowings have not been included in the table above as of September 30, 2016.
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
Other Commercial Commitments as of September 30, 2016
Based on foreign exchange rates as of September 30, 2016, future commercial commitments are as follows:

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$60.5	$58.9	$1.6	$—	$—

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

Off-Balance Sheet Arrangements
In accordance with generally accepted accounting principles in the U.S., our operating leases are not reflected in our unaudited condensed consolidated balance sheets. Refer to Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report for further discussion of these off-balance sheet arrangements. As of September 30, 2016, we did not have any other material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook for 2016
Looking forward, as a combined company with MillerCoors, we are focused on driving our first choice for consumer and customer agenda, finishing the year with strong performance in each of our businesses and hitting the ground running on integration. We intend that each of our businesses will continue to focus on transforming our portfolio to the above-premium segment, introducing value-driving innovation, integrating the Miller brands and utilizing best practices and talent across our global organization.
In Canada, our team is integrating the Miller brands back into our portfolio and we plan to focus on above-premium Miller Genuine Draft. We are also assessing the opportunities for Miller High Life and other U.S. brands that we can utilize in the Canada market. Mad Jack is performing well in the flavored malt beverage space and we will consider other innovative options that will drive value for our Canada consumers and customers.
In the U.S., Tenth and Blake will focus on the development and integration of craft partners Saint Archer, Terrapin, Hop Valley and Revolver. In flavored malt beverages, Henry's will add a new Hard Grape flavor to its line of hard sodas while introducing a new line of hard sparkling waters to participate in the growing hard alcohol sparkling water category. Henry's Hard Sparkling will be launched nationally in March 2017 along with Lemon Lime and Passion Fruit flavors. Redd’s and Blue Moon Belgian White will introduce aluminum pint packaging in the second quarter of 2017. Over the past few months, we have built a strategy that elevates value across our economy portfolio. For example, Miller High Life recently announced plans to reintroduce new advertising creative, “If You’ve Got the Time, We’ve Got the Beer,” while also revamping its packaging to further highlight its unique heritage. Elsewhere across the economy portfolio, we expect Hamm’s to be reintroduced nationally at an opening price point and Milwaukee’s Best to get a total packaging update to give it a fresh new look. Beginning early in 2017, we intend to fully revamp Keystone Light, including all-new packaging and advertising. For innovation in the value category, we expect to introduce Spiked Watermelon to the Steel Reserve brand family, and we plan to increase the size of our plastic bottle singles from 40 ounces to 42 ounces, but do not plan to increase the price in order to deliver value to our consumers and customers.
In Europe, we now have the Miller brands in the U.K. and Republic of Ireland and are preparing to begin managing the MCI license and export business in the region starting on January 1, 2017. This will allow us to drive Staropramen, Carling, and other lead brands with fully aligned strategies across Europe. We will also continue to build out our craft portfolio, including expansion of Blue Moon across the region. See Part II. Other Information, Item IA. "Risk Factors" for additional risk related to the weakening of economic conditions or economic uncertainties as a result of the U.K.'s vote to leave the European Union.
In MCI, we are well on our way to full integration of the Miller global brands into our portfolio, and we are leveraging a new footprint that complements our growth strategy in emerging markets. For example, in Panama and Honduras, where our partners have already embraced Coors Light, we are ready to accelerate growth with the addition of the Miller brands. We have also begun the planning process for transitioning Puerto Rico from MillerCoors on January 1, 2017. In the future, we expect the Coors and Miller brands to be the priority brands of our international brand portfolio.
We expect 2016 marketing, general and administrative expense in Corporate to be approximately $120 million, excluding costs related to the Acquisition.
We currently anticipate up to approximately $12 million of cash contributions to our defined benefit pension plans in 2016, based on foreign exchange rates at September 30, 2016, which includes approximately $10 million of contributions made during the first three quarters of 2016. MillerCoors, Brewers Retail Inc. and Brewers' Distributor Ltd. contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements.
Interest
We anticipate 2016 consolidated net interest expense of approximately $110 million, excluding interest expense and interest income related to the Acquisition, based on foreign exchange and interest rates at September 30, 2016.
Dividends
As a result of the Acquisition, we plan to maintain our current quarterly dividend of $0.41 per share as we pay down debt, and we will revisit our dividend policy once deleveraging is well underway.

Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first three quarters of 2016, except in connection with the total alcohol prohibition in the state of Bihar, India for which an interim impairment review was performed during the second quarter of 2016 for tangible assets, intangible assets and the India reporting unit goodwill. Refer to Part I—Item 1. Financial Statements, Note 10, "Goodwill and Intangible Assets" to the unaudited condensed consolidated financial statements for discussion of the results of this interim review and 2015 annual impairment testing analysis and the related risks to our indefinite-lived intangible brand assets and goodwill amounts associated with our reporting units.

New Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued authoritative guidance intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The guidance should be applied under a modified retrospective transition approach for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. Any leases that expire before the initial application date will not require any accounting adjustment. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance.
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
For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Item 1. Financial Statements, Note 13, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements. On a rolling twelve-month basis, maturities of derivative financial instruments held on September 30, 2016, based on foreign exchange rates as of September 30, 2016, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$5.9	$5.2	$(0.1)	$0.8	$—
Sensitivity Analysis
Our market sensitive derivative and other financial instruments, as defined by the SEC, are debt, foreign currency forward contracts and commodity swaps. We monitor foreign exchange risk, interest rate risk, commodity risk, and related derivatives using a sensitivity analysis.
The following table presents the results of the sensitivity analysis, excluding any post Acquisition impacts related to MillerCoors derivative programs, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolio:

	As of
	September 30, 2016	December 31, 2015
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(48.4)	$(29.7)
Foreign currency denominated debt(1)	$(247.8)	$(103.1)
Interest rate risk:
Debt(1)	$(316.5)	$(99.6)
Commodity price risk:
Swaps	$(11.6)	$(9.4)

(1)	On July 7, 2016, we issued USD Notes, EUR Notes and CAD Notes in order to partially fund the financing of the Acquisition. See Note 11, "Debt" for additional information.
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The vote in the U.K. to leave the European Union could adversely affect us. Approximately 34% of our consolidated net sales in 2015 came from the U.K., which is our largest market in Europe. In a referendum held on June 23, 2016, a majority of voters in the U.K. voted in favor of the U.K. leaving the European Union. The U.K. vote to leave the European Union triggered a decline in the GBP in comparison to USD and EUR. Weakening of economic conditions or economic uncertainties tend to harm the beer business, and if such conditions emerge in the U.K. or in the rest of Europe, it may have a material adverse effect on our Europe segment. In addition, any significant further weakening of the GBP to the USD will have an adverse impact on our European revenues as reported in USD due to the importance of U.K. sales.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
The following are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q:
(a)   Exhibits

Exhibit Number	Document Description
2.1**
Amendment No. 2 to Purchase Agreement, dated as of October 3, 2016, between Anheuser-Busch Inbev SA/NV and Molson Coors Brewing Company (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed on October 4, 2016).

4.1
Eighth Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated October 6, 2010, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.

4.2
Ninth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated October 6, 2010, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.

4.3
Fourth Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.

4.4
Fifth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.

4.5
Indenture, dated as of July 7, 2016, by and among Molson Coors International LP, Molson Coors Brewing Company, the guarantors named therein and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.9 of our Current Report on Form 8-K, filed on July 7, 2016).

4.6
First Supplemental Indenture, dated as of July 7, 2016, by and among Molson Coors International LP, Molson Coors Brewing Company, the guarantors named therein and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.10 of our Current Report on Form 8-K, filed on July 7, 2016).

4.7
Second Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.

4.8
Third Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.

4.9
Fourth Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated May 3, 2012, by and among the Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.

4.10
Fifth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated May 3, 2012, by and among the Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.

4.11
Indenture, dated as of July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on July 7, 2016).

4.12
First Supplemental Indenture, dated as of July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and Paying Agent (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on July 7, 2016).

4.13
Second Supplemental Indenture, dated as of July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K, filed on July 7, 2016).

4.14
Third Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.

4.15
Fourth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated July 7, 2016, by and among the Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.

4.16	Form of 1.250% Senior Notes due 2024 (incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K, filed on July 7, 2016).
4.17	Form of 1.450% Senior Notes due 2019 (incorporated by reference to Exhibit 4.5 of our Current Report on Form 8-K, filed on July 7, 2016).
4.18	Form of 2.100% Senior Notes due 2021 (incorporated by reference to Exhibit 4.6 of our Current Report on Form 8-K, filed on July 7, 2016).

4.19	Form of 3.000% Senior Notes due 2026 (incorporated by reference to Exhibit 4.7 of our Current Report on Form 8-K, filed on July 7, 2016).
4.20	Form of 4.200% Senior Notes due 2046 (incorporated by reference to Exhibit 4.8 of our Current Report on Form 8-K, filed on July 7, 2016).
4.21	Form of 2.840% Senior Notes due 2023 (incorporated by reference to Exhibit 4.11 of our Current Report on Form 8-K, filed on July 7, 2016).
4.22	Form of 3.440% Senior Notes due 2026 (incorporated by reference to Exhibit 4.12 of our Current Report on Form 8-K, filed on July 7, 2016).
10.1+
Offer Letter, dated as of September 30, 2016, between Peter H. Coors and Molson Coors Brewing Company (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on October 4, 2016).

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

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016, and September 30, 2015, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016, and September 30, 2015, (iii) the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2016, and December 31, 2015, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016, and September 30, 2015, (v) the Notes to Unaudited Condensed Consolidated Financial Statements, and (vi) document and entity information.

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
Brian C. Tabolt Global Controller (Chief Accounting Officer) November 1, 2016