Form 10-K
period 2016-12-31
MOLSON COORS BREWING CO
filed 2017-02-14
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant at the close of business on June 30, 2016, was approximately $18.2 billion based upon the last sales price reported for such date on the New York Stock Exchange and the Toronto Stock Exchange. For purposes of this disclosure, shares of common and exchangeable stock held by persons holding more than 10% of the outstanding shares of stock and shares owned by officers and directors of the registrant as of June 30, 2016, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status for other purposes.
The number of shares outstanding of each of the registrant's classes of common stock, as of February 9, 2017:

Class A Common Stock—2,560,918 shares	Class B Common Stock—194,416,411 shares

           Exchangeable shares:
As of February 9, 2017, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A Exchangeable Shares—2,878,936 shares	Class B Exchangeable Shares—15,107,753 shares
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
Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement for the registrant's 2017 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2016, are incorporated by reference under Part III of this Annual Report on Form 10-K.

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements in Part II—Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and under the heading "Outlook for 2017" therein, relating to the acquisition of MillerCoors LLC and all trademarks, contracts and other assets primarily related to the Miller brand portfolio outside of the U.S. and Puerto Rico, overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, anticipated results, anticipated synergies, expectations for funding future capital expenditures and operations, debt service capabilities, shipment levels and profitability, market share and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies," and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to those described in Part I—Item 1A "Risk Factors," elsewhere throughout this report, and those described from time to time in our past and future reports filed with the Securities and Exchange Commission ("SEC"). Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
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

PART I

ITEM 1.    BUSINESS
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments and Corporate. Our reporting segments include: MillerCoors LLC ("MillerCoors" or U.S. segment), operating in the United States ("U.S."); Molson Coors Canada ("MCC" or Canada segment), operating in Canada; Molson Coors Europe (Europe segment), operating in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, Republic of Ireland, Romania, Serbia, the United Kingdom ("U.K.") and various other European countries; and Molson Coors International ("MCI" or MCI segment), operating in various other countries.
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
Background
We are one of the world's largest brewers and have a diverse portfolio of owned and partner brands, including core brands Carling, Coors Light, Miller Lite, Molson Canadian and Staropramen, as well as craft and specialty beers such as the Blue Moon Brewing Company brands, the Jacob Leinenkugel Brewing Company brands, Creemore Springs, Cobra and Doom Bar. With centuries of brewing heritage, we have been crafting high-quality, innovative products with the purpose of delighting the world's beer drinkers and with the ambition to be the first choice for our consumers and customers. Our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
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
Acquisition
During 2015, Anheuser-Busch InBev SA/NV’s (“ABI”) announced it had entered into a definitive agreement to acquire SABMiller plc ("SABMiller") (“ABI/SABMiller transaction”) and concurrently, on November 11, 2015, we entered into a purchase agreement (as amended, the “Purchase Agreement”) with ABI to acquire, contingent upon the closing of the ABI/SABMiller transaction, all of SABMiller’s 58% economic interest and 50% voting interest in MillerCoors and all trademarks, contracts and other assets primarily related to the Miller brand portfolio outside of the U.S. and Puerto Rico for $12.0 billion in cash, subject to downward adjustment as described in the Purchase Agreement (the "Acquisition"). On October 11, 2016, the Acquisition was completed and MillerCoors, previously a joint venture between MCBC and SABMiller, became a wholly-owned subsidiary of MCBC and as a result, MCBC now owns 100% of the outstanding equity and voting interests of MillerCoors.
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

Global Competitors' Market Capitalization
We evaluate ourselves in relation to other global brewers using various metrics, including overall market capitalization, volume, net sales revenue, gross margins and net profits, as well as our position within each of our core markets, with the goal to be the first choice for our consumers and customers. To provide a perspective of the relative size of the major participants in the global brewing market, the market capitalizations of our primary global competitors, based on foreign exchange rates at December 31, 2016, were as follows:

Market Capitalization
(In billions)
Anheuser-Busch InBev SA/NV	$213.5
Heineken N.V. ("Heineken")	$43.2
MCBC	$20.9
Asahi Group Holdings, Ltd. ("Asahi")	$15.3
Carlsberg Group ("Carlsberg")	$13.1
Our Products
We have a diverse portfolio of owned and partner brands which are positioned to meet a wide range of consumer segments and occasions in a variety of markets, including core brands Carling, Coors Light, Miller Lite, Molson Canadian, and Staropramen. We consider these our core global brands which we continue to invest in and focus on growing globally. We believe our portfolio encompasses all segments of the beer industry with the purpose of delighting the world's beer drinkers, including premium and premium lights, economy, above premium and craft, as well as adjacencies such as ciders and other malt beverages.
Our core brands sold in the U.S. include Coors Light and Miller Lite. We also sell additional beer brands in the U.S. including Coors Banquet, the Blue Moon Brewing Company brands, the Jacob Leinenkugel Brewing Company brands, Keystone, Icehouse, Mickey’s, Miller 64, Miller Genuine Draft, Miller High Life, Milwaukee’s Best, Hamm's, Olde English 800 and Steel Reserve. Craft and import brands in the U.S. are marketed and sold through Tenth and Blake Beer Company ("Tenth and Blake"). These include the Hop Valley, Revolver, Saint Archer and Terrapin brands, as well as the Grolsch, Peroni Nastro Azzurro and Pilsner Urquell brands which are imported. Our U.S. hard cider brands are Crispin and Smith & Forge. Flavored malt beverages in the U.S. include Redd's, the Henry’s Hard Soda and Steel Reserve Alloy Series brands. We also brew or distribute under license George Killian's Irish Red and the Redd's brands, as well as certain of the Foster's brands. As a result of the Acquisition, our import and license rights for the Redd's, Foster's, Grolsch, Peroni and Pilsner Urquell brands are perpetual and on a royalty-free basis.
Our core brands sold in Canada include Coors Light and Molson Canadian. We also sell Belgian Moon, Carling, Carling Black Label, Coors Banquet, Creemore Springs, the Granville Island brands, Keystone, Mad Jack, the Miller brands, Molson Canadian 67, Molson Canadian Cider, Molson Dry, Molson Export, Old Style Pilsner, the Rickard's family of brands and a number of other regional brands. Under license from Heineken, we also brew or distribute Amstel Light, Heineken, Murphy's, Newcastle Brown Ale and Strongbow cider. In January 2015, we also began selling premium import brands owned by Heineken, including Desperados, Dos Equis, Moretti, Sol and Tecate. We also have contract brewing agreements to produce for the U.S. market Asahi Select and Asahi Super Dry for Asahi and Labatt Blue and Labatt Blue Light for North American Breweries, Inc.
Our core brands sold in Europe include Carling and Staropramen. We also sell Apatinsko, Astika, Bergenbier, Blue Moon, Borsodi, Branik, Coors Light, Jelen, Kamenitza, Miller Genuine Draft, Niksicko, Noroc, Ostravar, Ozujsko, Sharp's Doom Bar and Worthington's, as well as a number of smaller regional ale brands in the U.K., Republic of Ireland and Central Europe. The European business has licensing agreements with various other brewers through which it also brews or distributes Beck's, Belle-Vue Kriek brands, Hoegaarden, Leffe, Lowenbrau, Löwenweisse, Spaten and Stella Artois, Corona Extra and other Modelo brands throughout the Central European countries in which we operate. We also distribute the Rekorderlig cider brand in the U.K. and Republic of Ireland. In the U.K., we also sell the Cobra brands through the Cobra Beer Partnership Ltd. joint venture and the Grolsch brands through a joint venture with Royal Grolsch N.V., and are the exclusive distributor for several brands including Singha. Additionally, in order to be able to provide a full line of beer and other beverages to our U.K. on-premise customers, we sell "factored" brands, which are third-party beverage brands for which we provide distribution to retail, typically on a non-exclusive basis. We also recently entered into an agreement with Dutch brewer, Bavaria, for the exclusive on-premise and off-premise rights to the sales, distribution and customer marketing of Bavaria and its portfolio of brands in the U.K.

Our core brands sold in our international markets as part of our MCI segment include Carling, Coors Light, Staropramen and Miller Lite. Other brands sold in our international markets, including brands sold under export and license agreements, include Blue Moon, Cobra, Corona, Miller Genuine Draft, Miller High Life, and Molson Canadian. We also market and sell brands unique to these international markets which include Carling Strong, Coors, Coors 1873, Coors Extra, Coors Gold, Iceberg 9000, King Cobra, Thunderbolt and Zima.
Our Segments
In 2016, we operated the following segments: the U.S., Canada, Europe and MCI. A separate operating team manages each segment and each segment manufactures, markets, and sells beer and other beverage products.
As result of the Acquisition, effective January 1, 2017, various European markets including Sweden, Spain, Germany, Ukraine and Russia, which are currently reported under our MCI segment, will move to our Europe segment. Additionally, effective January 1, 2017, the results of the MillerCoors Puerto Rico business, which are currently reported as part of the U.S. segment, will be reported within the MCI segment.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 3, "Segment Reporting" of the Notes to the Consolidated Financial Statements ("Notes") for information relating to our segments and operations, including financial and geographic information. For certain risks attendant to our operations, refer to Part I—Item 1A Risk Factors.
United States Segment
We are the second largest brewer by volume in the U.S., selling approximately 25% of the total 2016 U.S. brewing industry shipments (excluding exports). MillerCoors was formed on July 1, 2008, as a joint venture between MCBC and SABMiller. Each party contributed its U.S. and Puerto Rico businesses and related operating assets and certain liabilities. Prior to the Acquisition which was completed on October 11, 2016, MCBC owned a 50% voting and 42% economic interest in MillerCoors, and MillerCoors was accounted for under the equity method of accounting. Following the completion of the Acquisition, MillerCoors became a wholly-owned subsidiary of MCBC and its results were fully consolidated by MCBC prospectively beginning on October 11, 2016.
Sales and Distribution
In the United States, beer is generally distributed through a three-tier system consisting of manufacturers, distributors and retailers. A national network of approximately 400 independent distributors and one owned distributor, Coors Distribution Company, purchases MillerCoors' products and distributes them to retail accounts.
Channels
In the United States, the on-premise channel, which includes sales in bars and restaurants, declined approximately 3% in 2016. On-premise declines were driven by a reduction in visits as consumers shifted their on-premise occasions to off-premise.
The off-premise channel includes sales in convenience stores, grocery stores, liquor stores and other retail outlets. The off-premise channel volumes declined approximately 1% in 2016 versus prior year.
We wholly own one distributorship, which handled less than 2% of our total owned and non-owned volume in 2016.
The following table reflects the percentage of our U.S. segment's sales volume by channel over the last five years.

	Sales volume by channel
	2016	2015	2014	2013	2012
On-premise	16%	17%	17%	18%	18%
Off-premise	84%	83%	83%	82%	82%
Manufacturing, Production and Packaging
Brewing Raw Materials
We use high quality ingredients to brew our products. We malt a portion of our production requirements, using barley purchased under annual contracts from independent farmers located in the western United States. Other barley, malt, and cereal grains are purchased from suppliers primarily in the U.S. Hops are purchased from suppliers in the U.S., Europe and New Zealand. We both own and lease water rights to provide for and to sustain brewing operations in case of a prolonged drought in the regions where we have operations. We do not currently anticipate future difficulties in accessing water or agricultural products used in our brewing process in the near term.
Brewing and Container Facilities
We currently operate seven large breweries, five craft breweries, two container operations and one cidery. MillerCoors closed its Eden, North Carolina brewery in September of 2016. We import Molson brands from Molson Coors Canada and Peroni Nastro Azzurro, Pilsner Urquell, Grolsch and other import brands formerly from SABMiller with purchases now from Asahi and ABI.
Packaging Materials
Approximately 66% of U.S. products sold were packaged in aluminum cans or bottles in 2016. A portion of the aluminum containers were purchased from Rocky Mountain Metal Container ("RMMC"), a joint venture between MillerCoors and Ball Corporation ("Ball"), whose production facilities, which are leased from us, are located near our brewery in Golden, Colorado. In addition to the supply agreement with RMMC, we have a supply agreement with Ball to purchase cans and ends in excess of what is supplied through RMMC. In 2011, MillerCoors signed a 10-year contract extension with Ball to extend the RMMC joint venture agreement along with the can and end purchase agreements, both of which will expire December 31, 2021. Approximately 24% of U.S. products sold in 2016 were packaged in glass bottles, of which a portion was provided by Rocky Mountain Bottle Company ("RMBC"), a joint venture with Owens-Brockway Glass Container, Inc. ("Owens"). In 2015, MillerCoors signed a 10-year contract extension with Owens to extend the RMBC joint venture agreement which expires July 31, 2025. MillerCoors and Owens entered into a supply agreement effective January 1, 2015, for requirements in excess of RMBC's production. Approximately 8% of U.S. production volume sold in 2016 was packaged in half, quarter, and one-sixth barrel stainless steel kegs. A limited number of kegs are purchased each year, and there is no long-term supply agreement. Approximately 2% of U.S. products sold in 2016 were in plastic bottles. Crowns, labels, corrugate and paperboard are purchased from a small number of sources unique to each product. In recent years, we have experienced a slight shift in the allocation among different packaging types toward aluminum cans and bottles and away from glass bottles. In general, aluminum cans allow for lower packaging costs compared to most other types of packaging materials. We do not currently anticipate future difficulties in accessing packaging products in the near term.
Contract Manufacturing
We have an agreement to brew, package and ship products for Pabst Brewing Company through June 2020. Additionally, the U.S. segment produces beer for our Canada and MCI segments. As a result of the Acquisition, we produce a small amount of beer for an affiliate of ABI under an Amended and Restated Brewing Agreement ("Brewing Agreement") in which we continue to produce Redd’s and Foster’s products for the ABI affiliate for sale outside of the U.S. This Brewing Agreement is temporary in nature and has a contractual term of 18 months from the close of the Acquisition.
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
Known Trends and Competitive Conditions
2016 U.S. Beer Industry Overview
The beer industry in the United States is highly competitive, and the two largest brewers, ABI and MillerCoors together represented the majority of the market in 2016. The formation of MillerCoors in 2008 created a stronger U.S. presence for MCBC with the scale, operational efficiency and distribution platform to compete more effectively in the U.S. marketplace and we expect to continue our U.S. presence through the MillerCoors business which became a wholly-owned subsidiary of MCBC on October 11, 2016, as a result of the Acquisition. Growing or even maintaining market share has required significant investments in marketing. From 1998 to 2008, the U.S. beer industry shipments annual growth rate approximated 1%, compared with declines ranging from 1% to 2% in each of the years 2009, 2010 and 2011. With ideal weather conditions, industry volumes improved slightly in 2012, growing approximately 1%. However, in 2013 the industry saw a decline of less than 1%, and in 2014, the industry grew slightly, by less than 1%. In 2015 and 2016, the industry slightly declined by approximately 1%.

Overall declines in the U.S. beer industry volumes since 2009 have been partially attributed to per capita beer consumption declines as consumer preferences shifted to higher alcohol, full calorie beers, as well as spirits and wine. Competition from outside of the beer category continues to be a challenge and despite recent improvement in economic indicators, the industry is still recovering from multiple years of challenging economic conditions such as with higher rates of unemployment, declining labor participation rates and lower consumer confidence that negatively affected the purchasing behaviors of legal age key beer drinkers.
The following table summarizes the estimated percentage market share by volume of beer (including adjacencies, such as cider) and other alcohol beverages as a component of the overall U.S. alcohol market over the last five years. We anticipate that 2016 data, when available, will reflect a continuation of the recent consumer trends. Note that percentages reflect estimates based on market data currently available.

	2015	2014	2013	2012	2011
Beer	51%	51%	52%	53%	53%
Other alcohol beverages	49%	49%	48%	47%	47%
Our Competitive Position
Our portfolio of beers competes with numerous above-premium, premium, and economy brands. These competing brands are produced by international, national, regional and local brewers. We compete most directly with ABI brands, but also compete with imported and craft beer brands. The following table summarizes the estimated percentage share of the U.S. beer market represented by MillerCoors, ABI and all other brewers over the last five years. Note that current year percentages reflect estimates based on market data currently available.

	2016	2015	2014	2013	2012
MillerCoors' share	25%	26%	27%	28%	29%
ABI's share	44%	45%	46%	47%	48%
Others' share	31%	29%	27%	25%	23%
Our products also compete with other alcohol beverages, including wine and spirits, and thus their competitive position is affected by consumer preferences between and among these other categories. Driven by increased spirits advertising along with increased wine and spirits sales execution, sales of wine and spirits have grown faster than sales of beer in recent years, resulting in a reduction in the beer segment's lead in the overall alcohol beverage market.
Regulation
The U.S. beer business is regulated by federal, state, and local governments. These regulations govern many parts of our operations, including brewing, marketing and advertising, transportation, distributor relationships, sales, and environmental issues. To operate our facilities, we must obtain and maintain numerous permits, licenses and approvals from various governmental agencies, including the U.S. Treasury Department, Alcohol and Tobacco Tax and Trade Bureau, the U.S. Department of Agriculture, the U.S. Food and Drug Administration, state alcohol regulatory agencies, and state and federal environmental agencies.
Governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. In 2016, excise taxes on malt beverages were approximately $15 per hectoliter sold on a reported basis. State excise taxes are levied in specific states at varying rates. Refer to Part I—Item 1A, Risk Factors for risks associated with the regulatory environment in the U.S.
Canada Segment
We are Canada's second-largest brewer by volume and North America's oldest beer company. Our market share of the Canada beer market in 2016 was approximately 34%. We brew, market, sell and distribute a wide variety of beer brands nationally. Our portfolio has leading brands in all major product and price segments. Our focus and investment is on Canada core brands, primarily Coors Light and Molson Canadian, as well as other key owned brands, including Coors Banquet, Creemore Springs, Granville Island, Molson Dry, Molson Export, Old Style Pilsner and Rickard's and strategic distribution partnerships, including those with Heineken. In 2016, Coors Light had an approximate 11% market share and was the second largest selling beer brand in Canada, and Molson Canadian had an approximate 6% market share and was the fourth largest selling beer in Canada. As a result of the Acquisition, the Miller brands returned to our Canada business.

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
Sales and Distribution
In Canada, provincial governments regulate the beer industry, particularly with regard to the pricing, mark-up, container management, sale, distribution and advertising of beer. Distribution and the retail sale of alcohol products involve a wide range and varied degree of Canadian government control through their respective provincial liquor boards. See below discussion for details by province.
Channels
In Canada, the on-premise channel includes sales in bars and restaurants. In Ontario and Western Canada, MCC uses jointly-owned distribution systems to deliver beer to on-premise customers along with products from Labatt Breweries of Canada LP and Sleeman Breweries Ltd., and other small participating brewers. In Quebec and Eastern Canada, MCC primarily delivers directly. The on-premise channel, and relationships with customers, are highly regulated and the regulations differ significantly across different provincial jurisdictions.
The off-premise channel includes sales to convenience stores, grocery stores, liquor stores and other specialty retail outlets, including "The Beer Store" in Ontario, which is the world's largest beer retailer and is co-owned by Ontario's three largest brewers. The off-premise channel is highly regulated and differs significantly across different provincial jurisdictions.
The following table reflects the percentage of our Canada segment's sales volume by channel over the last five years.

	Sales volume by channel
	2016	2015	2014	2013	2012
On-premise	19%	19%	19%	18%	18%
Off-premise	81%	81%	81%	82%	82%
Province of Ontario
In Ontario, beer is primarily purchased at retail outlets operated by BRI, at government-regulated retail outlets operated by the Liquor Control Board of Ontario, at approved agents of the Liquor Control Board of Ontario, at certain licensed grocery stores, or at any bar, restaurant, or tavern licensed by the Liquor Control Board of Ontario to sell alcohol for on-premise consumption. The BRI retail outlets operate under The Beer Store name. Brewers may deliver directly to BRI's outlets or may choose to use BRI's distribution centers to access retail stores in Ontario, the Liquor Control Board of Ontario system, the grocery channel and licensed establishments.
We, together with certain other brewers, have historically participated in the ownership of BRI in proportion to provincial market share relative to other brewers in the ownership group. Effective January 1, 2016, we, along with the other owners of BRI and the Province of Ontario, agreed to revise the ownership structure of BRI. The new BRI shareholder agreement (“New Shareholder Agreement”) adjusted the existing BRI ownership structure to allow all other small and large Ontario based brewers the ability to participate in the ownership of BRI. As part of this change, the board of directors of BRI has been expanded to include representation for these new ownership groups, as well as independent director representation. The new owners are subject to the same fee structure as the current owners, with the exception of smaller brewers, who have discounted fees, as they are not required to fund certain costs associated with pension obligations. BRI operates on a cash neutral basis under the new ownership structure. BRI also converted all existing capital stock into a new share class, as well as created a separate new share class to facilitate new and existing brewer participation and governance. While governance and board of director participation continues to have the ability to fluctuate based on market share relative to the other owners, our equity interest has become fixed under the New Shareholder Agreement.
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
Manufacturing, Production and Packaging
Brewing Raw Materials
We select global suppliers in order to procure high quality materials and services at the lowest prices available. We also use hedging instruments to mitigate the risk of volatility in certain commodities and foreign exchange markets.
We source barley malt from one primary provider, from which we have a committed supply through 2021. Hops are purchased from a variety of global suppliers in the U.S. and Europe through contracts that vary in length based on market conditions and cover our supply requirements through 2019. Other starch brewing adjuncts are sourced from two main suppliers, both in North America. Water used in the brewing process is from local sources in the communities where our breweries operate. We do not currently anticipate future difficulties in accessing water or agricultural products used in our brewing process in the near term.
Brewing and Packaging Facilities
We operate seven breweries, strategically located throughout Canada. These locations brew and package all owned and certain licensed brands sold in, and exported from, Canada. See Item 2, "Properties" for further detail.
Packaging Materials
We single source glass bottles and have a committed supply through December 2019. We source lids and cans from two primary providers with contracts ending February 2017 and December 2023. We currently utilize a hedging program for aluminum requirements and related transportation and storage costs in Canada. The distribution systems in each province generally provide the collection network for returnable bottles and aluminum cans. The standard bottle for beer brewed in Canada is the 341 ml returnable bottle and represents the vast majority of our bottle sales. Bottle sales continue to decline as we have experienced a shift in consumers' preference toward aluminum cans. This standard returnable bottle requires significant investment behind our returnable bottle inventory and bottling equipment. Therefore, the trend away from returnable bottles could result in higher fixed cost deleverage related to these assets and an ultimate decreased need for the assets that support this packaging, which could adversely impact profitability. A limited number of kegs are purchased every year, and we have no long-term supply commitment. Crowns are currently sourced from two suppliers with contracts through February 2017 and December 2018. Paperboard and labels are currently sourced from one supplier with contracts through December 2017 and December 2021, respectively. Corrugate is purchased from a small number of sources with contracts through December 2017. We do not currently anticipate future difficulties in accessing any of our required packaging materials in the near term. The following table reflects the percentage of total sales volumes (excluding imports) for each of the last five years by type of packaging material.

	2016	2015	2014	2013	2012
Aluminum cans	56%	53%	49%	46%	42%
Bottles	34%	37%	40%	43%	47%
Stainless steel kegs	10%	10%	11%	11%	11%
Contract Manufacturing
We have an agreement with North American Breweries, Inc. ("NAB") to brew, package and ship certain Labatt brands to the U.S. market through 2020. We also have an agreement with Asahi to brew and package Asahi Super Dry and Asahi Select to the U.S. market through early 2017. We are currently finalizing negotiations with Asahi for an extension of this contract through early 2020.
Seasonality of Business
Total industry volume in Canada is sensitive to factors such as weather, changes in demographics, consumer preferences and drinking occasions. Weather conditions consisting of high temperatures and extended periods of warm weather favor increased consumption of our products, while unseasonably cool or wet weather, especially during the summer months, adversely affects our sales volumes and net sales. Accordingly, consumption of beer in Canada is seasonal, with approximately 41% of industry sales volume typically occurring during the warmer months from May through August.
Known Trends and Competitive Conditions
2016 Canada Beer Industry Overview
The Canadian brewing industry is a mature market and ABI and MCBC are the two largest brewers. It is characterized by aggressive competition for volume and market share from regional brewers, microbrewers and certain foreign brewers, as well as our main domestic competitor. These competitive pressures require significant annual investment in marketing and selling activities. In 2016, the Ontario and Québec markets accounted for approximately 60% of the total beer market in Canada.
There are three major beer price segments: above premium, which includes craft and most imports; premium, which includes the majority of domestic brands and the light sub-segment; and value (below premium). Since 2001, the premium beer segment in Canada has gradually lost volume to the above premium and value segments.
Recently, the beer industry has been weak, with declines in three of the last five years. Aging population and strong competition from other alcohol beverages have been the main contributors to the declining state of the beer industry.
The following table summarizes the estimated percentage market share by volume of beer (including adjacencies, such as cider) and other alcohol beverages as a component of the overall Canadian alcohol market over the last five years, for which data is currently available. We anticipate that 2016 data, when available, will reflect a continuation of the recent consumer trends. Note that percentages reflect estimates based on market data currently available.

	2015	2014	2013	2012	2011
Beer	48%	48%	48%	49%	50%
Other alcohol beverages	52%	52%	52%	51%	50%
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

	2016	2015	2014	2013	2012
MCBC's share(1)	34%	34%	37%	39%	40%
ABI's share(1)	43%	43%	43%	40%	41%
Others' share	24%	23%	21%	20%	19%

(1)
The decrease in MCBC's share in 2015 was largely driven by the loss of the contract with Miller Brewing Company ("Miller"), under which we had exclusive rights to distribute certain Miller brands in Canada and was terminated effective March 2015. As a result of the Acquisition, beginning October 11, 2016, these Miller brands returned to our Canada business. The decrease in MCBC's share and increase in ABI's share from 2013 to 2014 is primarily the result of ABI's acquisition of Grupo Modelo S.A.B. de C.V. ("Modelo") in 2013. Subsequent to the termination of Modelo Molson Imports, L.P. ("MMI"), our joint venture with Modelo in Canada, in the first quarter of 2014, the Modelo brands are now distributed by ABI in Canada.

Regulation
In Canada, provincial governments regulate the production, marketing, distribution, selling and pricing of beer (including the establishment of minimum prices), and impose commodity taxes and license fees in relation to the production, distribution and sale of beer. In addition, the federal government regulates the advertising, labeling, quality control, and international trade of beer, and also imposes commodity taxes on both domestically produced and imported beer. In 2016, our Canada segment excise taxes were approximately $51 per hectoliter sold on a reported basis. Further, certain bilateral and multilateral treaties entered into by the federal government, provincial governments and certain foreign governments, especially with the United States, affect the Canadian beer industry.
We, along with other owners of BRI, entered into a new beer framework agreement with the Province of Ontario on September 22, 2015, which became effective January 1, 2016. Refer to Part I—Item 1A, Risk Factors for risks associated with the regulatory environment in Canada.
Europe Segment
We are the second largest brewer by volume, on a combined basis, within the European countries in which we operate, with an approximate aggregate 20% market share (excluding factored products) in 2016. The majority of our European segment sales are in the U.K., Croatia, Czech Republic and Romania. Our portfolio includes beers that have the largest share in their respective countries, such as Carling in the U.K., Ozujsko in Croatia and Niksicko in Montenegro. We have beers that rank in the top three in market share in their respective segments throughout the region, including Staropramen in Czech Republic, Bergenbier in Romania, Jelen in Serbia, Kamenitza in Bulgaria and Borsodi in Hungary. Additionally, as a result of the Acquisition, we began selling Miller Genuine Draft in various European countries. We also brew and distribute Beck's, Lowenbrau, Spaten and Stella Artois under license agreements with ABI companies, and beginning in January 2015, we distribute certain of the Modelo brands throughout the Central European countries in which we operate. Our Europe segment includes our consolidated joint venture arrangements for the production and distribution of Grolsch and Cobra brands in the U.K. and Republic of Ireland and factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us). In 2015, we purchased the Rekorderlig cider brand distribution rights in the U.K. and Republic of Ireland and also sold our U.K. malting facility. Additionally, in 2015, we closed a brewery in the U.K. and terminated our distribution agreement with Carlsberg whereby it held the exclusive distribution rights for the Staropramen brand in the U.K. As a result, we repatriated the Staropramen brand back to the U.K. at the end of 2015.
In the second half of 2016, we entered into a long-term partnership agreement with Dutch brewer, Bavaria. The agreement gives us the exclusive rights in the on- and off-premise channels to the sales, distribution and customer marketing of Bavaria and its portfolio of brands in the U.K. Additionally, effective January 1, 2017, various European markets including Sweden, Spain, Germany, Ukraine and Russia, which were previously presented within our MCI segment will be included within our Europe segment.
Sales and Distribution
In Europe, beer is generally distributed through either a two-tier system consisting of manufacturers and retailers, or a three-tier system consisting of manufacturers, distributors and retailers. Distribution activities for both the on-premise and off-premise channels are conducted primarily by third-party logistics providers. Most of our beer in the U.K. is sold directly to retailers. We have an agreement with Tradeteam Ltd. ("Tradeteam", a subsidiary of DHL) to provide the distribution of our products throughout the U.K. through 2023. We utilize several hundred third-party logistics providers across our Central European operations. We also conduct a small amount of secondary distribution in Czech Republic utilizing our own fleet of vehicles. It is also common in the U.K. for brewers to distribute beer, wine, spirits, and other products owned and produced by other companies, which we refer to as factored brands, to the on-premise channel (bars and restaurants). Approximately 19% of our Europe segment net sales in 2016 represented factored brands. In addition, we have an agreement with Heineken through December 2019, whereby they sell, market and distribute Coors Light in Republic of Ireland.
Channels
In Europe, the on-premise channel includes sales to pubs and restaurants. The installation and maintenance of draught beer dispensing equipment in the on-premise channel is generally the responsibility of the brewer. Accordingly, we own refrigeration units and other equipment used to dispense beer from kegs to consumers that are used in on-premise outlets. This includes beer lines, cooling equipment, taps, and counter mounts.
The off-premise channel includes sales to supermarkets, convenience stores, liquor stores, distributors, and wholesalers. The off-premise channel has become increasingly concentrated among a small number of super-store chains, placing increasing downward pressure on beer pricing.
Generally, over the years, volumes in Europe have shifted from the higher margin on-premise channel, where products are consumed in pubs and restaurants, to the lower margin off-premise channel, also referred to as the "take-home" market. In 2016, approximately 40% of sales were on-premise and 60% were off-premise. Consistent with prior years, the on-premise channel has continued to experience declines from shifting consumer preference to off-premise partially due to smoking bans in many countries. The off-premise channel continues to be challenged by competitive pricing.
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
Manufacturing, Production and Packaging
Brewing Raw Materials
We use high quality water, barley, malt and hops to brew our products. During 2016, our malt requirements were sourced from third party suppliers. We have multiple agreements with various suppliers that cover almost all of our total required malt, with terms ending in 2019 through 2025. Hops are purchased under various contracts with suppliers in Germany, the U.S. and the U.K., which cover our requirements through 2017. Adjuncts are purchased under various contracts with local producers, which are typically crop year contracts commencing in October of each year. Water used in the brewing process is sourced from various wells and through water rights and supply contracts. We do not currently anticipate future difficulties in accessing required water or agricultural products used in our brewing process in the near term.
Brewing and Packaging Facilities
We operate twelve breweries in Europe, which brew and package brands sold in Europe. As part of the continued strategic review of our European supply chain network, in 2015 we closed our brewing facilities in Alton, Hampshire, U.K. and in Plovdiv, Bulgaria. Additionally, in 2015, we announced the planned closure of our Burton South brewery in the U.K. which is expected to be completed by the end of 2017. See Item 2, "Properties" for additional information.
Packaging Materials
Approximately 29% of our Europe volumes sold in 2016 were packaged in bottles, with a significant majority in returnable bottles sourced under various agreements with third party suppliers. Kegs and casks comprised approximately 28% of volume sold in Europe in 2016. Cans represent approximately 26% of our Europe volumes sold in 2016. We have long-term contracts with four providers for our required supply of cans. Approximately 17% of our Europe volume sold in 2016 consisted of products packaged in recyclable plastic containers for which we are currently negotiating agreements for our 2017 requirements with various manufacturers in the region. Crowns, labels and corrugate are purchased from sources unique to each category. We do not currently foresee future difficulties in accessing these or other packaging materials in the near term.
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

Known Trends and Competitive Conditions
2016 Europe Beer Industry Overview
We estimate that the Europe beer market decreased by approximately 1% in 2016, driven by decreased beer consumption versus last year in some of the largest regions in which we operate. Since 2010, the off-premise market share has increased in our European markets from 55% to nearly 60% of total volume, and the on-premise market share has declined from 45% to approximately 40%. Europe beer industry retail shipments have declined by approximately 1% to 2% yearly since 2011, with the exception of 2015 where we saw a recovery of approximately 2%. These market fluctuations are consistent with the fluctuations within the overall alcohol market in each of the respective years.
The following table summarizes the estimated percentage market share by volume of beer (including adjacencies, such as cider) and other alcohol beverages as a component of the overall European alcohol market, within the countries in which we have production facilities, over the last five years, for which data is currently available. We anticipate that 2016 data, when available, will reflect a continuation of the recent consumer trends. Note that percentages reflect estimates based on market data currently available.

	2015	2014	2013	2012	2011
Beer	36%	36%	36%	36%	36%
Other alcohol beverages	64%	64%	64%	64%	64%
Our Competitive Position
Our beers compete not only with similar products from competitors, but also with other alcohol beverages, including wines, spirits and ciders. We believe our brand portfolio gives us strong representation in all major beer categories.
In European countries where we currently operate, our primary competitors are Heineken, Carlsberg and ABI. During 2016, Asahi acquired brands previously owned by SABMiller in Western Europe and announced the acquisition of brands previously owned by SABMiller in Central and Eastern Europe. The following table summarizes our estimated percentage share of the beer market within the European countries where we operate and our primary competitors over the last five years. Note that current year percentages reflect estimates based on market data currently available.

	2016	2015	2014	2013	2012
MCBC's share	20%	20%	20%	20%	20%
Primary competitors' share	57%	57%	59%	59%	60%
Others' share	23%	23%	21%	21%	20%
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

In a referendum held on June 23, 2016, a majority of voters in the U.K. voted in favor of the U.K. leaving the EU. Negotiations on exit terms may take two years to complete once the U.K. formally initiates its exit from the EU and negotiations on new trade agreements may take longer. Because the terms of the exit are unknown, we may face regulatory uncertainty and we may need to quickly adapt to regulatory changes.

Each country's government levies excise taxes on all alcohol beverages. With the exception of Serbia, Montenegro and Bosnia, all countries' laws on excise taxes are consistent with the directives of the EU. With the exception of Serbia, where a flat excise per hectoliter is used, all European countries use similar measurements based on either alcohol by volume or Plato degrees. In 2016, the excise taxes for our Europe segment, excluding a provision for indirect taxes related to the assessments discussed in Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" of the Notes were approximately $43 per hectoliter on a reported basis. Refer to Part I—Item 1A, Risk Factors for risks associated with the regulatory environment in Europe.

Molson Coors International Segment
The objective of MCI is to grow and expand our business and brand portfolio in new and existing markets, including emerging markets, outside the U.S., Canada and Europe segments. The focus of MCI includes Latin America (including Mexico, Central America, the Caribbean and South America and excluding Puerto Rico through December 31, 2016, as it was part of the U.S. segment as discussed above), Asia Pacific and Africa. Various European markets were a focus of MCI through December 31, 2016, prior to the segment change discussed below. The MCI portfolio of beers competes within the above-premium category in most of our markets. Our principal competitors include large global brewers, as well as local brewers. As MCI's objective is to grow and expand our business, we are developing scale and building market share in the countries where we operate. Many of the markets in which we operate are considered emerging beer markets, with other brewers controlling the majority of the market share. Our beers compete not only with similar products from competitors, but also with other alcohol beverages, including wines, spirits, and ciders, and thus our competitive position is affected by consumer preferences between and among these other categories. Effective January 1, 2017, the results of operations in our various European markets including Sweden, Spain, Germany, Ukraine and Russia, currently included within MCI, will be presented within our Europe segment. Additionally, the Puerto Rico business, which is currently presented within the U.S. segment will be presented within MCI.
Latin America Business
In Latin America, Coors Light, Coors 1873 and Blue Moon are exported from the U.S. and sold through agreements with independent distributors. We also have an exclusive licensing agreement with Heineken to brew and distribute Coors Light in Mexico and licensing agreements with other distributors for the manufacturing and distribution of Coors Light and Coors 1873 in Chile and Colombia.
Asia Pacific Business
Our operations in the Asia region are based in India, Japan, China and Australia.
Our business in India consists of our joint venture which gives us a majority share and operational control of Molson Coors Cobra India Ltd., based in the state of Bihar, India, as well as Molson Coors India Private Ltd. (formally known as Mount Shivalik Breweries Ltd.), with its largest operations in the states of Punjab and Haryana, India, which we acquired in 2015. Our consolidated India business produces, markets and sells a beer portfolio consisting of Thunderbolt, Iceberg 9000 and Carling Strong in select Indian states. We own and operate three breweries in India, where we use high quality ingredients to brew our products, which are sourced through various contracts with local suppliers. We do not currently anticipate any significant disruption in the supply of these raw materials or brewing inputs in the near term. During the second quarter of 2016, a complete prohibition of the sale and consumption of all forms of alcohol in the state of Bihar was implemented. The expected length of the prohibition is unclear but we continue to monitor legal proceedings impacting the regulatory environment as it relates to our ability to resume operations in the state. As a result of this ban, our Molson Coors Cobra India business is currently not operating and is idled pending any future change in law or regulation. This ban does not impact our Mount Shivalik business, which operates outside of Bihar, India. See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Goodwill and Intangible Assets" for further details.
In Japan our focus is on the marketing and selling of the Blue Moon, Coors Light and Zima brands. We also have a contract with ABI to sell and distribute the Modelo brands, however, we have received notification of ABI's intention to terminate this contract in June 2017. Our brands are imported into Japan and are sold through independent wholesalers to both the on-premise and off-premise channels.
Our China business sells the Coors family of brands through a trade distribution model.
Our Australia business consists of a partnership with Coca Cola Amatil (CCA), which manufactures and distributes Blue Moon, Coors and other products for us.
Europe Business
Our Europe business consists of both export and license businesses. Our Europe export business focuses on expanding the reach of our international brands which are exported from our breweries in the U.K. and Czech Republic. The brands sold include Blue Moon, Carling, Cobra, Coors Light, Miller brands, Molson Canadian and Staropramen. Our Europe license business seeks to build long-term partnerships with leading global brewers to market and grow our international brands, which include licensing arrangements with ABI to brew and distribute Staropramen in Russia and Ukraine. We also have various licensing agreements for the manufacturing and distribution of Carling primarily in Spain and Ukraine. As noted above, effective January 1, 2017, various European markets previously included within MCI, will be presented within our Europe segment.

Miller Business
With the recent Acquisition of the Miller global brands, MCI’s global volume footprint has doubled. We have expanded our reach into new and existing markets in Africa, Asia Pacific, Europe and Latin America. In existing priority markets, such as Panama and Honduras, we intend to accelerate growth with the addition of the Miller brands. In new attractive markets, such as Argentina and South Africa, we have begun expanding distribution with local partners, on-boarding our country managers, and activating various transitional service agreements.
As part of the acquisition of the Miller global brand rights, MCI entered into various Transitional Service Agreements (“TSAs”) with local SABMiller and now ABI owned entities. The intent of these TSAs is to enable the brands to continue to be produced and/or distributed in the local markets while MCI is finalizing its route to market. The services provided through these agreements range from fully brewing, selling, distributing and marketing Miller products on behalf of MCI to solely providing back office services. These TSAs are intended to be temporary in nature and have contractual terms up to a period of three years with the ability to terminate earlier within a specified period of notice. We intend to use the TSAs until MCI has created a presence and route to market in each of these markets.
Corporate
Corporate includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, information technology, finance, internal audit, insurance and risk management, global growth and commercial initiatives, as well as acquisition, integration and financing costs associated with the Acquisition. Additionally, we include in Corporate the results of our water resources and energy operations in Colorado as well as the unrealized changes in fair value on our commodity swaps not designated in hedging relationships, which are later reclassified when realized to the segment in which the underlying exposure resides.
Other Information
Global Intellectual Property
We own trademarks on the majority of the brands we produce and have licenses for the remainder. We also hold several patent and design registrations with expiration dates through 2038 relating to brewing methods, beer dispensing systems, packaging and certain other innovations. We are not reliant on patent royalties for our financial success. Therefore, these expirations are not expected to have a significant impact on our business.
Corporate Responsibility
Corporate responsibility, or Our Beer Print, is integral to our business strategy. We are committed to growing our business the right way while improving the impact we have on our communities, our people and the environment. Since 2012 we have been listed on the Dow Jones Sustainability World Index, and were named Beverage Sector Leader in 2012 and 2013. We have retained a position on the World Index since 2012, for five consecutive years.
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
Employees
As of the end of 2016, we had approximately 17,400 full-time employees within MCBC globally, including 8,100 within our U.S. segment, 6,100 within our Europe segment, 2,600 within our Canada segment, 400 within our MCI segment, and 200 within our Corporate headquarters in Colorado.
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
Executive Officers
The following tables set forth certain information regarding our executive officers as of February 14, 2017:

Name	Age	Position
Peter H. Coors	70	Chief Customer Relations Officer, Vice Chairman of the Board and Chairman of Coors Brewing Company
Mark R. Hunter	54	President and Chief Executive Officer
Tracey I. Joubert	50	Chief Financial Officer
Gavin D. Hattersley	54	President and Chief Executive Officer, MillerCoors LLC
Stewart F. Glendinning	51	President and Chief Executive Officer, Molson Coors International
Simon J. Cox	49	President and Chief Executive Officer, Molson Coors Europe
Fred Landtmeters	43	President and Chief Executive Officer, Molson Coors Canada
Samuel D. Walker	58	Chief Legal and Corporate Affairs Officer
Celso L. White	55	Chief Supply Chain Officer
Michelle S. Nettles	45	Chief People and Diversity Officer
Brenda Davis	57	Chief Integration Officer
Krishnan Anand	59	Chief Growth Officer
ITEM 1A.    RISK FACTORS
Investing in our Company involves risk. The reader should carefully consider the following risk factors and the other information contained within this Annual Report on Form 10-K. The risks set forth below are those that management believes are most likely to have a material adverse effect on us, however are not a comprehensive description of the risks facing our Company. We may also be subject to other risks or uncertainties not presently known to us or that we currently deem to be immaterial but may materially adversely affect our business, financial condition or results of operations in future periods. If the following risks or uncertainties, individually or in combination, actually occur, they may have a material adverse effect on our business, results of operations and prospects.

Risks Specific to the Acquisition
We may not be able to realize anticipated cost and operational synergies from the Acquisition. The success of the Acquisition will depend, in part, on our ability to realize anticipated cost and operational synergies. Our success in realizing these cost synergies, and the timing of this realization, depends on the successful integration of our business and operations with the acquired business and operations. Even if we are able to integrate the acquired businesses and operations successfully, this integration may not result in the realization of the full benefits of the cost and operational synergies of the Acquisition that we currently expect within the anticipated time frame or at all.

The Acquisition subjects us to significant additional liabilities, costs and other risks. We have assumed all of the liabilities of MillerCoors, including, among others, significant pension and other post-employment benefit liabilities. The assumed liabilities put additional pressure on our ability to successfully meet our deleveraging commitments and grow our business over time as discussed further below. In addition, as a result of the Acquisition, we are subject to the risks of the U.S. beer market to a much greater extent, and a significant majority of our overall business is in mature, low growth beer markets, such as the U.S., Canada and the U.K. Economic conditions and consumer preferences in these markets will have a greater impact on our results of operations and financial condition.

We may also incur additional costs in the course of the integration of the MillerCoors business and the international Miller brand portfolio, and we cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the businesses will offset the transaction and integration costs in the near term, or at all. Integrations of acquired businesses are complex, costly, and time-consuming, and such activities divert management’s time and attention. The assumption of liabilities in the Acquisition, coupled with any delays, additional costs, or issues experienced during the integration period could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Acquisition has impacted our financial position and could adversely impact our credit ratings. We raised significant capital to fund the Acquisition, including the issuance of our 2016 Notes, as defined in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and the borrowings on our term loan completed in October 2016, in addition to our Class B common stock offering completed in February 2016. Ratings agencies may downgrade our credit ratings below their current investment grade levels if we are unable to meet our deleveraging commitments. A ratings downgrade could increase our costs of future borrowing and harm our ability to refinance our debt in the future on acceptable terms or access the capital markets. We currently intend to hold per share dividends constant and have suspended both our dividend target of 18% to 22% of trailing annualized EBITDA and our share repurchase program. We also intend to use cash from operations to reduce our debt level, which will reduce funds available for other operational or strategic needs and may increase our vulnerability to adverse economic or industry conditions. See “Risks Specific to Our Company” below for additional risks relating to our debt.

We face numerous risks associated with the acquisition and integration of the Miller brand portfolio outside the U.S. and Puerto Rico. The acquisition of the Miller brand portfolio outside of the U.S. and Puerto Rico may subject us to unknown expenses and liabilities. These risks arise because we acquired the Miller brand portfolio from ABI at a time when it had no access to historical financial statements which were then in the possession of SABMiller. Accordingly, our due diligence was limited. We protected ourselves via a downward price adjustment described in more detail below. The success of our acquisition of the Miller brand portfolio outside of the U.S. and Puerto Rico will depend, in part, on our ability to realize all or some of the anticipated synergies and other benefits from integrating this business with our existing businesses and operations. The integration process will be complex, costly and time-consuming as the operations from the Miller brand portfolio assets are in over 50 foreign countries. The difficulties of integrating the operations include, among others:

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

•increased foreign currency exposures which could adversely affect the amounts recorded for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our results of operations;

•unfamiliarity with operating in many of the countries in which the international Miller brand portfolio operates;

•reliance on competitors, ABI (or Asahi, in the case of Europe), to provide transition services for this business;

•failure to develop sustainable routes to market upon the expiration of transition services;

•difficulty in fully separating the Miller brand portfolio from SABMiller’s current brand portfolio; and

•inability to perform satisfactory due diligence on the business prior to closing of the Acquisition.

We may not be able to maintain the levels of revenue, earnings or operating efficiency that each of the Company and the international Miller brand portfolio had achieved or might achieve separately. Although we have a downward purchase price adjustment if the unaudited U.S. GAAP earnings before interest, tax, depreciation and amortization (EBITDA) for the international Miller brand portfolio for the twelve months prior to closing is below $70 million, such adjustment may not be adequate to protect us from the future harm of acquiring an underperforming or declining brand portfolio. In addition, we may not accomplish the integration of the international Miller brand portfolio smoothly, successfully or within the anticipated costs or timeframe. Moreover, the markets in which the international Miller brand portfolio operates may not experience the growth rates expected and any economic downturn affecting those markets could negatively impact the international Miller brand portfolio. These markets are in differing stages of development and may experience more volatility than expected or face more operating risks than in the more mature markets in which we have historically operated. If we experience difficulties with the integration process or if the international Miller brand portfolio or the markets in which it operates deteriorate, the potential cost savings, growth opportunities and other synergies of the acquisition of the Miller brand portfolio outside the U.S. and Puerto Rico may not be realized fully, or at all, or may take longer to realize than expected. In such case, our business, financial condition, results of operations and cash flows may be negatively impacted.
Risks Specific to Our Company
The global beer industry is constantly evolving, and our position within the global beer industry and our markets in which we operate may fundamentally change. If we do not successfully transform along with the evolving industry and market dynamics, then the result could have a material adverse effect on our business and financial results.  The brewing industry has significantly evolved over the years becoming an increasingly global beer market. For many years, the industry operated primarily on local presence with modest international expansion achieved through export, license and partnership arrangements, whereas it has now become increasingly complex as the consolidation of brewers has occurred globally resulting in fewer major global market participants. At the same time, smaller local brewers within certain geographies are seeing accelerated growth as consumers increasingly place value on locally-produced and/or regionally-sourced products. As a result of the increased global consolidation of brewers and the dynamic of an expanding new segment within the industry with new market entrants, the markets in which we operate, particularly the more mature markets, may evolve at a disadvantage to our current market position and local governments may intervene, which may fundamentally accelerate transformational changes to such markets. For example, U.S. and Canada beer markets have long consisted of a select number of significant market participants with government-regulated routes to market. However, recent evolution in these markets and emerging changes to consumer preferences have introduced a significant expansion of market entrants and resulted in increased consumer choice and market competition, as well as increased government scrutiny. Specifically, in the U.S., we have experienced vast expansion in the craft beer industry and have accordingly strategically acquired several craft breweries in the recent year. If our competitors are able to respond more quickly to the evolving trends within the craft beer industry, or if our new products are not successful, our U.S. business may be adversely impacted. In Canada, changes to regulations, distribution models, and packaging requirements, such as government-owned retail outlets and industry standard returnable bottles may be disadvantageous to us. Currently, in Ontario and other provinces, provincial governments are reviewing and/or changing this historical foundation as a result of this market evolution and increased demand by some for government intervention to enhance competition and choice. As further described below, in addition to these risks related to growing competition and market evolution, the existing Ontario distribution models may be changed in ways that are unfavorable to us and the industry standard returnable bottle agreement may change in ways that adversely impact our operating model across Canada. If we are unsuccessful in evolving with, and navigating through, the changes to the markets in which we operate, the above risk could result in a material adverse effect on our business and financial results.

Competition in our markets could require us to reduce prices or increase capital and other expenditures or cause us to lose sales volume, any of which could have a material adverse effect on our business and financial results.    In most of our markets, our primary competitors have substantially greater financial, marketing, production and distribution resources than we do, and are more diverse in terms of their geographies and brand portfolios. In all of the markets in which we operate, aggressive marketing strategies, such as reduced pricing, brand positioning, and increased capital investments by these competitors could have a material adverse effect on our business and financial results. In addition, continuing consolidation among major global brewers may lead to stronger or new competitors, loss of partner brands, negative impacts on our distributor networks and pressures from marketing and pricing tactics by competitors. Further, distributor consolidation could reduce our ability to promote our brands in the market in a manner that enhances rather than diminishes their value, as well as reduce our ability to manage our pricing effectively. Failure to generate significant cost savings and margin improvement through our ongoing initiatives could adversely affect our profitability and these factors could result in lower margins or loss of market share, due to increased pressures for reduced pricing or difficulties in increasing prices while remaining competitive within our markets, as well as the need for increased capital investment, marketing and other expenditures. Moreover, most of our major markets are mature, so growth opportunities may be more limited to us than to our competitors. For example, sales in the U.S. were approximately $7.7 billion in 2016 and sales in Canada accounted for approximately 27.5% of our total 2016 sales. The above risk, if realized, could result in a material adverse effect on our business and financial results.

Our success as an enterprise depends largely on the success of relatively few products in several mature markets specific to the beer industry; if consumer preferences shift away from our products or consumption of our products decline, our business and financial results could be materially adversely affected.    Our Coors Light and Miller Lite brands in the U.S., Coors Light, Molson Canadian brands, Coors Banquet and Carling in Canada, and Carling, Staropramen, Jelen, Ozujsko and Coors Light brands in Europe represented approximately half of each respective segment's sales volumes in 2016. Additionally, several of our brands represent a significant share of their respective market, therefore volatility in these markets could disproportionately impact the performance of these brands. Consequently, any material shift in consumer preferences away from these brands, or from the categories in which they compete, could have a material adverse effect on our business and financial results. Consumer preferences and tastes may shift away from our brands or beer generally due to, among others, changing taste preferences, demographics, downturn in economic conditions or perceived value, as well as changes in consumers' perception of our brands due to negative publicity, regulatory actions or litigation. Recently, there has been more attention focused on the health concerns and harmful effects of alcoholic beverages which could result in a change in the social acceptability of beer and other alcoholic beverages which could materially impact our sales. Additionally, in some of our major markets, specifically Canada and the U.S., there has been a recent shift in consumer preferences within the total beer market away from premium brands to "craft beer" produced by small, regional microbreweries, as well as a shift within the total alcohol beverage market from beer to wine and spirits. Moreover, several of our major markets are mature and we have significant share, therefore small movements in consumer preference can disproportionately impact our results. As a result, a shift in consumer preferences away from our products or beer could result in a material adverse effect on our business and financial results.

The success of our business relies heavily on brand image, reputation, product quality and protection of intellectual property.    It is important that we maintain and increase the image and reputation of our existing products. Concerns about product quality, even when unsubstantiated, could be harmful to our image and reputation of our products. While we have quality control programs in place, in the event we experienced an issue with product quality, we may experience recalls or liability in addition to business disruption which could further negatively impact brand image and reputation. Deterioration to our brand equity may be difficult to combat or reverse and could have a material effect on our business and financial results. In addition, because our brands carry family names, personal activities by certain members of the Molson or Coors families that harm their public image or reputation could have an adverse effect on our brands. Further, our success is dependent on our ability to protect our intellectual property rights, including trademarks, patents, domain names, trade secrets and know-how. We cannot be certain that the steps we have taken to protect our intellectual property rights will be sufficient or that third parties will not infringe upon or misappropriate these rights. If we are unable to protect our intellectual property rights, it could have a material adverse effect on our business and financial results.

Continued weak, or further weakening of, economic conditions in the markets in which we do business could have a material adverse effect on our business and financial results. Beer consumption in many of our markets is closely tied to general economic conditions and a significant portion of our portfolio consists of premium and above premium brands.

Difficult macroeconomic conditions in our markets, such as decreases in per capita income and level of disposable income driven by increases to inflation, income taxes, the cost of living, unemployment levels, political or economic instability or other country specific factors could have an adverse effect on the demand for our products. For example, we have continued to experience economic pressures in certain European markets, resulting in an increased consumer trend toward value brands within the impacted markets. A continuation of this trend or further deterioration of the current economic conditions could result in a material adverse effect on our business and financial results. A significant portion of our consolidated net sales revenues will be concentrated in the U.S. Therefore, unfavorable macroeconomic conditions, such as a recession or slowed economic growth, in the U.S. could negatively affect consumer demand for our product in this important market. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our products to lower-priced products offered by other companies. Softer consumer demand for our products in the U.S. could reduce our profitability and could negatively affect our overall financial performance.

Our debt level, which increased significantly in 2016 to fund the Acquisition, subjects us to financial and operating risks, and the agreements governing such debt subject us to financial and operating covenants and restrictions. Our indebtedness subjects us to financial and operating covenants, including restrictions on priority indebtedness, leverage thresholds, liens, certain types of secured debt and certain types of sale lease-back transactions and transfers of assets, which may limit our flexibility in responding to our business needs. If we are not able to maintain compliance with stated financial covenants or if we breach other covenants in any debt agreement, we could be in default under such agreement. Such a default would adversely affect our credit ratings, may allow our creditors to accelerate the related indebtedness, and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies.
Our significant debt level and the terms of such debt could, among other things:

•make it more difficult to satisfy our obligations under the terms of our indebtedness;

•limit our ability to refinance our indebtedness on terms acceptable to us or at all;

•limit our flexibility to plan for and adjust to changing business and market conditions and increase our vulnerability to general adverse economic and industry conditions;

•require us to dedicate a substantial portion of our cash flow to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future acquisitions, working capital, business activities, and other general corporate requirements;

•limit our ability to obtain additional financing for working capital, capital expenditures, strategic opportunities, including acquisitions or other investments, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity, particularly if any ratings assigned to our debt securities by rating organizations were revised downward; and

•adversely impact our competitive position in the industry.

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

Default by or failure of one or more of our counterparty financial institutions could cause us to incur significant losses. As part of our risk management activities, we enter into transactions involving derivative financial instruments, including, among others, forward contracts, commodity swap contracts, option contracts, with various financial institutions. In addition, we have significant amounts of cash and cash equivalents on deposit or in accounts with banks or other financial institutions in the United States and abroad. As a result, we are exposed to the risk of default by, or failure of, counterparty financial institutions. The risk of counterparty default or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or to retrieve our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty's liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default by or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.

Our consolidated financial statements are subject to fluctuations in foreign exchange rates, most significantly the Canadian dollar and the European operating currencies such as, Euro, British Pound, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu, Bulgarian Lev and Hungarian Forint. We hold assets and incur liabilities, earn revenues and pay expenses in different currencies, most significantly in Canada and throughout Europe. Because our financial statements are presented in U.S. Dollars ("USD"), we must translate our assets, liabilities, income and expenses into USD. Increases and decreases in the value of the USD will affect, perhaps adversely, the value of these items in our financial statements, even if their local currency value has not changed. Additionally, we are exposed to currency transaction risks related to transactions denominated in currencies other than one of the functional currencies of our operating entities, such as the purchase of certain raw material inputs or capital expenditures, as well as sales transactions and debt issuances or other incurred obligations. Further, certain actions by the government of any of the jurisdictions in which we operate could adversely affect our results and financial position. To the extent that we fail to adequately manage these risks through our risk management policies intended to protect our exposure to currency movements, which may affect our operations, including if our hedging arrangements do not effectively or completely hedge changes in foreign currency rates, our results of operations may be materially and adversely affected. As a result the U.K. vote to leave the European Union, the GBP experienced a significant decline in comparison to USD and EUR and continues to be volatile. Any significant further weakening of the GBP to the USD will have an adverse impact on our European revenues as reported in USD due to the importance of U.K. sales. Additionally, the recent strengthening of the USD against the Canadian dollar, European currencies and various other global currencies, if continued, would adversely impact our USD reported results due to the impact on foreign currency translation.

Our operations face significant exposure to changes in commodity prices, which could materially and adversely affect our business and financial results.    We use a large volume of agricultural and other raw materials, some of which are purchased through supply contracts with third parties, to produce our products, including barley, malted barley, hops, corn, other various starches, water and packaging materials, including aluminum cans and bottles, glass and polyethylene terephthalate (“PET”) containers, as well as, cardboard and other paper products. We also use a significant amount of diesel fuel, natural gas and electricity in our operations. The supply and price of these raw materials and commodities can be affected by a number of factors beyond our control, including market demand, alternative sources for suppliers, global geopolitical events (especially as to their impact on crude oil prices and the resulting impact on diesel fuel prices), trade agreements among producing and consuming nations, governmental regulations, including tariffs, frosts, droughts and other weather conditions, economic factors affecting growth decisions, inflation, plant diseases and theft. To the extent any of the foregoing factors affect the availability or prices of ingredients or packaging or our hedging arrangements do not effectively or completely hedge changes in commodity price risks and we are not able to pass these increased costs along to customers, our financial results could be materially adversely impacted.

We may incur impairments of the carrying value of our goodwill and other intangible assets.    In connection with various business combinations, we have historically allocated material amounts of the related purchase prices to goodwill and other intangible assets that are considered to have indefinite useful lives. For example, as a result of the Acquisition, we have preliminarily allocated approximately $6.4 billion and $7.7 billion to goodwill and indefinite-lived intangible assets, respectively. These assets are tested for impairment at least annually, using estimates and assumptions affected by factors such as economic and industry conditions and changes in operating performance. Additionally, in conjunction with the brand impairment tests, we also reassess each brand's indefinite-life classification. Potential resulting charges from an impairment of goodwill or brand intangible, as well as reclassification of an indefinite-lived to a definite-lived brand intangible, could have a material adverse effect on our results of operations. For example, the results of our annual impairment testing completed as of October 1, 2016, indicated that the fair value of the Molson core brand indefinite-lived intangible asset was below its carrying value. As a result, we recorded an impairment charge of $495.2 million recorded within special items in our consolidated statements of operations during the fourth quarter of 2016. Additionally, during this review, we also reassessed the asset’s indefinite-life classification and determined that the Molson core brands have characteristics that have evolved which now indicate a definite-life is more appropriate. These brands were therefore reclassified as definite-lived intangible assets and will be amortized over useful lives ranging from 30 to 50 years.

Our most recent impairment analysis, conducted as of October 1, 2016, the first day of our fiscal fourth quarter, indicated that the fair value of our Canada reporting unit declined from the prior year, while our Europe reporting unit fair value remained comparable with the prior year, and therefore continues to be considered at risk of failing step one of the goodwill impairment test. Specifically, the fair value of the Europe and Canada reporting units were estimated at approximately 14% and 29% in excess of their carrying values, respectively. The Europe reporting unit is therefore at risk of a future impairment in the event of significant unfavorable changes in the forecasted cash flows (including prolonged, or further weakening of, adverse economic conditions or significant unfavorable changes in tax, environmental or other regulations, including interpretations thereof), terminal growth rates, market transaction multiples and/or weighted-average cost of capital utilized in the discounted cash flow analysis. Although the fair value in excess of the carrying value has increased for the Canada reporting unit from the October 1, 2015, testing date, the fair value is sensitive to potential unfavorable changes in forecasted cash flows, macroeconomic conditions, market multiples or discount rates that could have an adverse impact. Any future impairment of the Europe or Canada reporting units or brands, or reclassification of indefinite-lived brands to definite-lived, may result in material charges that could have a material adverse effect on our business and financial results. Additionally, if the resulting integration of the MillerCoors and Miller global business is unsuccessful due to, for example, unexpected challenges or difficulties, or adverse economic, market or industry conditions, material impairment charges may be incurred in the future. The testing of our goodwill for impairment is predicated upon our determination of our reporting units. Any change to the conclusion of our reporting units or the aggregation of components within our reporting units could result in a different outcome to our annual impairment test. See Part II-Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates and Part II-Item 8 Financial Statements and Supplementary Data, Note 11, "Goodwill and Intangible Assets" of the Notes for additional information related to the results of our annual impairment testing.

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

Changes in various supply chain standards or agreements could have a material adverse effect on our business and financial results.    Our business includes various joint venture and industry agreements which standardize parts of the supply chain system. An example includes our warehousing and customer delivery systems in Canada organized under joint venture agreements with other brewers. Any negative change in these agreements or material terms within these agreements could have a material adverse effect on our business and financial results.

We rely on a small number of suppliers to obtain the packaging materials we need to operate our business. The inability to obtain materials could unfavorably affect our ability to produce our products.    We purchase certain types of packaging materials including aluminum cans and bottles, glass bottles and paperboard from a small number of suppliers. Consolidation of packaging materials suppliers has reduced local supply alternatives and increased risks of supply disruptions. The inability of any of these suppliers to meet our production requirements without sufficient time to develop an alternative source could have a material adverse effect on our business and financial results. Additionally, if the financial condition of these suppliers deteriorates our business and financial results could be adversely impacted. Our suppliers’ financial condition is affected in large part by conditions and events that are beyond our and their control, including competitive and general market conditions in the locations in which they operate; the availability of capital and other financing resources on reasonable terms; loss of major customers; or disruptions of bottling operations that may be caused by strikes, work stoppages, labor unrest or natural disasters. A deterioration of the financial condition or results of operations of one or more of our major suppliers could adversely affect our business.

Risks associated with operating our joint ventures may materially adversely affect our business and financial results. We have entered into several joint ventures, including our joint ventures with Ball Corporation, Rocky Mountain Metal Container, and with Owens-Brockway Glass Container Inc., Rocky Mountain Bottle Company, for a portion of our aluminum and glass packaging supply in the United States. We may enter into additional joint ventures in the future. Our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with our goals or with the goals of the joint venture. In addition, we compete against our joint venture partners in certain of our other markets. Disagreements with our business partners may impede our ability to maximize the benefits of our partnerships. Our joint venture arrangements may require us, among other matters, to pay certain costs or to make certain capital investments or to seek our joint venture partner's consent to take certain actions. In addition, our joint venture partners may be unable or unwilling to meet their economic or other obligations under the operative documents, and we may be required to either fulfill those obligations alone to ensure the ongoing success of a joint venture or to dissolve and liquidate a joint venture. For example, we terminated our MMI joint venture that imported, distributed and marketed the Modelo beer brand portfolio across all Canadian provinces and territories, which, since termination in the first quarter of 2014, has had an adverse effect on our Canadian volumes and financial results. The above risk, if realized, could result in a material adverse effect on our business and financial results.

Our operations in developing and emerging markets expose us to additional risks which could harm our business and financial results. We expect our operations in developing and emerging markets to become more significant to our operating results as we continue to further expand internationally including in connection with our recent acquisition of the Miller brand portfolio outside the U.S. and Puerto Rico. In certain of these markets, we have limited operating experience and may not succeed. In addition to risks described elsewhere in this section, our operations in these markets expose us to additional risks, including: changes in local political, economic, social and labor conditions; restrictions on foreign ownership and investments; repatriation of cash earned in countries outside the U.S.; import and export requirements; increased costs to ensure compliance with complex foreign laws and regulations; currency exchange rate fluctuations; a less developed and less certain legal and regulatory environment, which among other things can create uncertainty with regard to liability issues; longer payment cycles, increased credit risk and higher levels of payment fraud; and other challenges caused by distance, language, and cultural differences.

In addition, as a global company, we are subject to foreign and U.S. laws and regulations designed to combat governmental corruption, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, each of which could have a materially negative effect on our brands and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these foreign and U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, there can be no assurance that our employees, business partners or agents will not violate our policies.

Changes to the regulation of the distribution systems for our products could adversely affect our business and financial results.    Many countries in which we operate regulate the distribution of alcohol products and if those regulations were changed, it could alter our business practices and have material adverse effects on our business and financial results. For example, in the U.S. market, there is a three-tier distribution system that governs the sale of malt beverage products. That system, consisting of required separation of manufacturers, distributors and retailers, dates back to the repeal of prohibition and is periodically subject to legal challenges. To the extent that such challenges are successful and allow changes to the three-tier system, such changes could have a material adverse effect on our U.S. segment results of operations. Further, in Canada, our products are required to be distributed through each province's respective provincial liquor board. Additionally, in certain provinces, we rely on our joint venture arrangements, such as BRI and BDL, to distribute our products via retail outlets that are mandated and regulated by provincial government regulators. BRI owns and operates commercial retail outlets, known as The Beer Store, in Ontario, and BDL facilitates the distribution of our products in the Western provinces. If provincial regulation should change, the costs to adjust our distribution methods could have a material adverse effect on our business and financial results.

Changes in tax, environmental, trade or other regulations or failure to comply with existing licensing, trade and other regulations could have a material adverse effect on our business and financial results.    Our business is highly regulated by national, state, provincial and local laws and regulations in various jurisdictions regarding such matters as tariffs, licensing requirements, trade and pricing practices, labeling, advertising, promotion and marketing practices, relationships with distributors, environmental matters, smoking bans at on-premise locations and other matters. These laws and regulations are subject to frequent re-evaluation, varying interpretations and political debate and inquiries from government regulators charged with their enforcement. An example of this is the regulatory assessments received in Europe in the first quarters of 2016 and 2015 and fourth quarter of 2014 related to the interpretation of the application of tax on the production and sale of our products for which we recorded a charge of approximately $50 million in the fourth quarter of 2016. If these assessments are upheld in full or in part, in addition to potentially recording an additional charge, we would be subject to increased taxes on future sales of our products, which could have a material adverse effect on our results of operations and operating income. In addition, U.S. legislative initiatives to reform U.S. tax law could have a material impact on our tax rate and our cash tax expectations, including our expected cash tax benefits related to the Acquisition. Modifications of U.S. laws and policies governing foreign trade and investment (including trade agreements and tariffs) could adversely affect our supply chain, business and results of operations. Failure to comply with existing laws and regulations or changes in these laws, regulations, or interpretations thereof, or in tax, environmental, excise tax levels imposed or any other laws or regulations could result in the loss, revocation or suspension of our licenses, permits or approvals and could have a material adverse effect on our business, financial condition and results of operations. Additionally, uncertainties exist with respect to adding new tax laws, the interpretation of, and potential future developments in, complex domestic and international tax laws and regulations and the amount and timing of future taxable income. Given the wide range of international business relationships and the long-term nature and complexity of existing contractual agreements, differences arising between the actual results and assumptions made, or future changes to such assumptions, could necessitate future adjustments to tax income and expense already recorded. Finally, advocates of prohibition and other severe restrictions on the marketing and sales of alcohol are becoming increasingly organized and coordinated on a global basis, seeking to impose laws or regulations or to bring actions against us, to curtail substantially the consumption of alcohol, including beer, in developed and developing markets. To the extent such views gain traction in regulations of jurisdictions in which we do or plan to do business, they could have a material adverse effect on our business and financial results. For example, in early 2016, the government of Bihar, India, the largest state in India in which MCI operates, announced a complete prohibition on the sale and distribution of alcohol, which if not reversed, could have a material adverse effect on our business and financial results.

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

Loss or closure of a major brewery or other key facility, due to unforeseen or catastrophic events or otherwise, could have a material adverse effect on our business and financial results. Our business and financial results could be materially adversely impacted by physical risks such as earthquakes, hurricanes, floods, other natural disasters or catastrophic events that damage or destroy one of our breweries or key facilities or the key facilities of our significant suppliers. Additionally, certain catastrophes are not covered by our general insurance policies, which could result in significant unrecoverable losses. In addition, our business and results of operations could be adversely impacted by under-investment in physical assets or production capacity, including contract brewing and effect on priority of our brands if production capacity is limited. Further, significant excess capacity at any of our breweries as a result of increased efficiencies in our supply chain process or continued volume declines, could result in under-utilization of our assets, which could lead to excess overhead expenses or additional costs incurred associated with the closure of one or more of our facilities. For example, as part of a strategic review of our supply chain network, certain breweries and bottling lines were closed during 2015 and 2016 and we incurred related costs and for which we may incur additional costs during 2017. We regularly review our supply chain network to ensure that our supply chain capacity is aligned with the needs of the business. Such review could potentially result in further closures and the related costs could be material.

Failure to successfully identify, complete or integrate attractive acquisitions and joint ventures into our existing operations could have an adverse effect on our business and financial results. We have made a number of acquisitions and entered into several joint ventures. In order to compete in the consolidating global brewing industry, we anticipate that we may, from time to time, in the future acquire additional businesses or enter into additional joint ventures that we believe would provide a strategic fit with our business such as the Acquisition. See above "Risks Specific to the Acquisition" for further details. Potential risks associated with acquisitions and joint ventures could include, among other things: our ability to identify attractive acquisitions and joint ventures; our ability to offer potential acquisition targets and joint venture partners' competitive transaction terms; our ability to raise capital on reasonable terms to finance attractive acquisitions and joint ventures; our ability to realize the benefits or cost savings that we expect to realize as a result of the acquisition or joint venture; diversion of management's attention; our ability to successfully integrate our businesses with the business of the acquired company; motivating, recruiting and retaining key employees; conforming standards, controls, procedures and policies, business cultures and compensation structures among our company and the acquired company; consolidating and streamlining sales, marketing and corporate operations; potential exposure to unknown liabilities of acquired companies; loss of key employees and customers of the acquired business; and managing tax costs or inefficiencies associated with integrating our operations following completion of an acquisition or entry into a joint venture. If an acquisition or joint venture is not successfully completed or integrated into our existing operations, our business and financial results could be materially adversely impacted.

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

We depend on key personnel, the loss of whom could harm our business. The loss of the services and expertise of any key employee could harm our business. Our future success depends on our ability to identify, attract and retain qualified personnel on a timely basis. Turnover of senior management can adversely impact our stock price, our results of operations and our client relationships and may make recruiting for future management positions more difficult. In addition, we must successfully integrate any new management personnel that we hire within our organization, or who join our organization as a result of an acquisition, in order to achieve our operating objectives, and changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business.

Due to a high concentration of workers represented by unions or trade councils in Canada, Europe, and at MillerCoors in the U.S., we could be significantly affected by labor strikes, work stoppages or other employee-related issues.    Approximately 50%, 28% and 36% of our Canadian, U.S. and European workforces, respectively, are represented by trade unions. Stringent labor laws in certain of our key markets expose us to a greater risk of loss should we experience labor disruptions in that market. A prolonged labor strike, work stoppage or other employee-related issue, could have a material adverse effect on our business and financial results. For example, early in the first quarter of 2017, our Toronto brewery unionized employees commenced a labor strike initiated from on-going negotiations of the collective bargaining agreement.  This labor strike has resulted in slower than expected production at the Toronto brewery early in the first quarter of 2017.

Because of our reliance on third-party service providers and internal and outsourced systems for our information technology and certain other administrative functions, we could experience a disruption to our business.    We rely extensively on information services providers worldwide for our information technology functions including network, help desk, hardware and software configuration. Additionally, we rely on internal networks and information systems and other technology, including the internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing and collection of payments. We use information systems for certain human resource activities and to process our employee benefits, as well as to process financial information for internal and external reporting purposes and to comply with various reporting, legal and tax requirements. We also have outsourced a significant portion of work associated with our finance and accounting, human resources and other information technology functions to third-party service providers. As information systems are critical to many of our operating activities, our business may be impacted by system shutdowns, service disruptions or security breaches. Additionally, if one of our service providers was to fail and we were unable to find a suitable replacement in a timely manner, we could be unable to properly administer our outsourced functions. Further, our internal and outsourced systems may also be the target of a breach to our security, which, if successful, could expose us to the loss of key business, employee, customer or vendor information and disruption of our operations. If our information systems suffer severe damage, disruption or shutdown and our remediation plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments from our customers. Misuse, leakage or falsification of information could result in a violation of data privacy laws and regulations, or damage our reputation and credibility. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information and may become subject to legal action and increased regulatory oversight or consumers may avoid our brands due to negative publicity. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems.

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

The interests of the controlling stockholders may differ from those of other stockholders and could prevent the Company from making certain decisions or taking certain actions that would be in the best interest of the other stockholders. Our Class B common stock has fewer voting rights than our Class A common stock and holders of our Class A common stock have the ability to effectively control or have a significant influence over certain company actions requiring stockholder approval, which could have a material adverse effect on Class B stockholders. See Part II-Item 8 Financial Statements and Supplementary Data, Note 8, "Stockholders' Equity" of the Notes for additional information regarding voting rights of Class A and Class B stockholders.

Risks Specific to the United States Segment

Our U.S. business is highly dependent on independent distributors to sell our products, with no assurance that these distributors will effectively sell our products.    We sell nearly all of our products, including all of our imported products, in the United States to independent distributors for resale to retail outlets. These independent distributors are entitled to exclusive territories and protected from termination by state statutes and regulations. Consequently, if we are not allowed or are unable to replace unproductive or inefficient distributors, our business, financial position and results of operation may be adversely affected, which could have a material adverse effect on our business and financial results.

Competition in the U.S. market could have a material adverse impact on our U.S. business. Craft breweries continue to expand in capacity, geographic and in their brand options while distributors and retailers are making more shelf space available for these expanding craft beer brands. With the continued growth of the craft industry in the U.S. market, we may not remain competitive and relevant with our product offerings and related innovations. An inability to remain competitive, could adversely impact our results of operations and market share. Additionally, due to competition with brewers and other alternative beverage companies in the U.S., an increase in the purchasing power of our large competitors, may cause further pricing pressures which could prevent us from increasing prices to recover higher costs necessary to compete. Such pressures, could have a material adverse impact our on our business and our financial results and market share.

Changes in the social acceptability of alcohol and the political view of the alcohol industry may harm the U.S. business. The alcoholic beverage industry is regularly the subject of anti-alcohol activist activity related to the health concerns from the misuse of alcohol and concerns regarding underage drinking and exposure to alcohol advertisements. Negative publicity regarding beer and changes in consumer perceptions in relation to beer and other alcoholic beverages, could adversely affect the sale and consumption of our products which could adversely affect our business and financial conditions. Additionally, the concerns around alcohol, could result in advertising, selling and other restrictions imposed by regulators. Moreover, it could result in increased taxes associated with alcohol sales, which could also negatively impact our business, results of operations, cash flows or financial condition if consumers and customers change their purchasing patterns.
Risks Specific to the Canada Segment
We may experience adverse effects on our Canada business and financial results due to declines in the overall Canadian beer industry, continued price discounting, increased cost of goods sold and higher taxes.    If the Canadian beer market continues to decline, the impact to our financial results could be exacerbated due to our significant share of the overall market. Additionally, continuation, acceleration or the increase of price discounting, in Ontario, Québec, Alberta or other provinces, as well as increases in our cost of goods sold, could adversely impact our business. Further, changes in the Canadian tax legislation, such as the potential for an increase in beer excise taxes, could decrease our net sales. Moreover, the future success and earnings growth of the Canada business depends, in part, on our ability to efficiently conduct our operations. Failure to generate significant cost savings and margin improvement through our ongoing initiatives could adversely affect our profitability.

In the event that we are required to move away from the industry standard returnable bottle we use today, we may incur unexpected losses. Along with ABI and other brewers in Canada, we currently use an industry standard returnable bottle which represents approximately 34% of total volume sales (excluding imports) in Canada. Changes to the Industry Standard Bottle Agreement could impact our use of the industry standard returnable bottle. If we cease to use the industry standard returnable bottle, our current bottle inventory and a portion of our bottle packaging equipment could become obsolete and could result in a material write-off of these assets.

Risks Specific to the Europe Segment
The vote in the U.K. to leave the European Union could adversely affect us. Approximately 22% of our consolidated net sales in 2016 came from the U.K., which is our largest market in Europe. In a referendum held on June 23, 2016, a majority of voters in the U.K. voted in favor of the U.K. leaving the European Union. The U.K. vote to leave the European Union triggered a decline in the GBP in comparison to USD and EUR. Weakening of economic conditions or economic uncertainties tend to harm the beer business, and if such conditions emerge in the U.K. or in the rest of Europe, it may have a material adverse effect on our Europe segment. In addition, any significant further weakening of the GBP to the USD will have an adverse impact on our European revenues as reported in USD due to the importance of U.K. sales. Negotiations on exit terms may take two years to complete once the U.K. formally initiates its exit from the European Union and negotiations on new trade agreements may take longer. The U.K. will remain a member of the European Union until then and will be bound by its legal and treaty obligations. Because of the uncertain terms of the exit, market volatility may continue.

Economic trends and intense competition in European markets could unfavorably affect our profitability. Our European businesses have been, and may continue to be, adversely affected by conditions in the global financial markets and general economic and political conditions, as well as a continued weakening of their respective currencies versus the U.S. dollar. Additionally, we face intense competition in certain of our European markets, particularly with respect to price, which could lead to reduced sales or profitability. In particular, the on-going focus by large competitors in Europe to drive increased market share through aggressive pricing strategies could adversely affect our sales and results of operations. In addition, in recent years, beer volume sales in Europe have been shifting from pubs and restaurants (on-premise) to retail stores (off-premise) as well as from premium or core brands to value brands, for the industry in general. Margins on sales of value brands and sales to off-premise customers tend to be lower than margins on sales to on-premise customers, and, as a result, continuation or acceleration of these trends would further adversely affect our profitability.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
As of February 14, 2017, our major facilities were owned (unless otherwise indicated) and are as follows:

Facility	Location	Character
U.S. Segment
Administrative offices	Chicago, Illinois(1)	U.S. segment headquarters
	Golden, Colorado	U.S. segment administrative office
	Milwaukee, Wisconsin	U.S. segment administrative office
Brewery/packaging plants	Albany, Georgia(2)	Brewing and packaging
	Athens, Georgia	Brewing and packaging
	Chippewa Falls, Wisconsin	Brewing and packaging
	Elkton, Virginia	Brewing and packaging
	Eugene, Oregon	Brewing and packaging
	Fort Worth, Texas(2)	Brewing and packaging
	Golden, Colorado(2)	Brewing and packaging
	Granbury, Texas	Brewing and packaging
	Irwindale, California	Brewing and packaging
	Milwaukee, Wisconsin(2)	Brewing and packaging
	San Diego, California(3)	Brewing and packaging
	Trenton, Ohio(2)	Brewing and packaging
Beer distributorship	Denver, Colorado	Distribution
Cidery	Colfax, California(3)	Cidery and packaging
Container operations	Wheat Ridge, Colorado	Bottling manufacturing facility
	Golden, Colorado	Can and end manufacturing facility
Malting operations	Golden, Colorado	Malting
Distribution warehouses	Golden, Colorado	Distribution centers
	Rest of U.S.(4)	Distribution centers
Canada Segment
Administrative offices	Montréal, Québec	Corporate headquarters
	Toronto, Ontario	Canada segment headquarters
Brewery/packaging plants	Creemore, Ontario	Brewing and packaging
	Granville Island, British Columbia(6)	Brewing and packaging
	Moncton, New Brunswick	Brewing and packaging
	Montréal, Québec(5)	Brewing and packaging
	St John's, Newfoundland	Brewing and packaging
	Toronto, Ontario(5)	Brewing and packaging
	Vancouver, British Columbia(6)	Brewing and packaging
Distribution warehouses	Québec Province(7)	Distribution centers
	Rest of Canada(8)	Distribution centers
Europe Segment
Administrative offices	Prague, Czech Republic	Europe segment headquarters
Brewery/packaging plants	Apatin, Serbia(9)	Brewing and packaging
	Bőcs, Hungary	Brewing and packaging
	Burton-on-Trent, Staffordshire, U.K.(9)(10)	Brewing and packaging
	Burtonwood Brewery, Warrington, U.K.	Brewing and packaging

	Haskovo, Bulgaria	Brewing and packaging
	Niksic, Montenegro	Brewing and packaging
	Ostrava, Czech Republic	Brewing and packaging
	Ploiesti, Romania(9)	Brewing and packaging
	Prague, Czech Republic(9)	Brewing and packaging
	Sharp's Brewery, Cornwall, U.K.	Brewing and packaging
	Tadcaster Brewery, Yorkshire, U.K.(9)	Brewing and packaging
	Zagreb, Croatia	Brewing and packaging
Distribution warehouses	Europe(11)	Distribution centers
MCI Segment
Brewery/packaging plants	Patna, Bihar, India(12)	Brewing and packaging
Brewery/packaging plants	Saha, Haryana, India	Brewing and packaging
Brewery/packaging plants	Bhankharpur, Punjab, India	Brewing and packaging

(1)	We lease the office space for our U.S. Segment headquarters in Chicago, Illinois.

(2)	The Golden, Trenton, Albany, Fort Worth and Milwaukee breweries collectively account for approximately 75% of our U.S. production.

(3)	We lease the land and building at our Colfax, California cidery and San Diego, California brewery.

(4)	We lease six warehouses throughout the United States.

(5)
The Montréal and Toronto breweries collectively account for over 78% of our Canada production. Early in the first quarter of 2017, our Toronto brewery unionized employees commenced a labor strike initiated from on-going negotiations of the collective bargaining agreement. This labor strike has resulted in slower than expected production at the Toronto brewery early in the first quarter of 2017.

(6)
We lease two brewing and packaging facilities in British Columbia. As a result of the ongoing strategic review of our supply chain network, in October 2015, we entered into an agreement to sell our Vancouver brewery with the intent to use the proceeds from the sale to help fund the construction of an efficient and flexible brewery in British Columbia. The sale was fully completed on March 31, 2016, and separately, during the third quarter of 2016, we completed the purchase of land in British Columbia for the site of the new brewery. In conjunction with the sale, we also agreed to leaseback the existing property to continue operations on an uninterrupted basis while the new brewery is being constructed. The final closure of the brewery is currently anticipated to occur near the end of 2018.

(7)
We own eight distribution centers, lease two additional distribution centers, lease three cross docks and own one cross dock, lease two warehouses and lease two parking facilities in the Province of Québec.

(8)	We own one and lease six warehouses throughout Canada, excluding the Province of Québec.

(9)	The Burton-on-Trent, Prague, Ploiesti, Apatin and Tadcaster breweries collectively account for over 70% of our Europe production.

(10)
During the fourth quarter of 2015, we announced the planned closure of the Burton South brewery in the U.K., which is expected to be completed by the end of 2017. We continue to own the Burton South Brewery as of December 31, 2016.

(11)	We own thirteen distribution centers, lease eighteen additional distribution centers, own three warehouses and lease five additional warehouses throughout Europe.

(12)
As a result of the implementation of total alcohol prohibition, the Bihar brewery is not currently operating and is idled pending any future change in law or regulation. The expected length of the prohibition is unclear but we continue to monitor legal proceedings impacting the regulatory environment as it relates to our ability to resume operations in the state.

During the third quarter of 2015, MillerCoors announced plans to close its brewery in Eden, North Carolina, in an effort to optimize the brewery footprint and streamline operations for greater efficiencies. Products produced in the Eden brewery were transitioned to other breweries in the MillerCoors network. As of December 31, 2016, we continue to own the Eden, North Carolina brewery, which closed in September 2016.

During the second quarter of 2015 and fourth quarter of 2015, we completed the closure of the Alton brewery in the U.K. and our Plovdiv brewery in Bulgaria, respectively. We continue to own the Alton and Plovdiv breweries as of December 31, 2016.
We also lease offices in Colorado, the location of our Corporate headquarters, as well as within various international countries in which our MCI segment operates. We believe our facilities are well maintained and suitable for their respective operations. In 2016, our operating facilities were not capacity constrained.
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
For additional information regarding environmental and regulatory proceedings see Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" of the Notes.
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
The approximate number of record security holders by class of stock at February 9, 2017, is as follows:

Title of class	Number of record security holders
Class A common stock, $0.01 par value	22
Class B common stock, $0.01 par value	2,771
Class A exchangeable shares, no par value	231
Class B exchangeable shares, no par value	2,431
The following table sets forth the high and low sales prices per share of our Class A common stock for each quarter of 2016 and 2015 as reported by the New York Stock Exchange, as well as dividends paid in such quarter.

	High	Low	Dividends
2016
First quarter	$93.87	$81.97	$0.41
Second quarter	$103.78	$91.85	$0.41
Third quarter	$110.17	$91.86	$0.41
Fourth quarter	$109.99	$95.07	$0.41
2015
First quarter	$94.50	$78.75	$0.41
Second quarter	$88.26	$71.00	$0.41
Third quarter	$83.84	$65.50	$0.41
Fourth quarter	$96.00	$78.50	$0.41
The following table sets forth the high and low sales prices per share of our Class B common stock for each quarter of 2016 and 2015 as reported by the New York Stock Exchange, as well as dividends paid in such quarter.

	High	Low	Dividends
2016
First quarter	$97.00	$80.78	$0.41
Second quarter	$104.15	$91.17	$0.41
Third quarter	$111.24	$89.40	$0.41
Fourth quarter	$112.19	$94.10	$0.41
2015
First quarter	$78.92	$71.49	$0.41
Second quarter	$79.14	$69.70	$0.41
Third quarter	$85.29	$64.40	$0.41
Fourth quarter	$95.74	$78.17	$0.41

The following table sets forth the high and low sales prices per share of our Class A exchangeable shares for each quarter of 2016 and 2015 as reported by the Toronto Stock Exchange, as well as dividends paid in such quarter.

	High		Low		Dividends
2016
First quarter	CAD	126.34	CAD	116.00	$0.41
Second quarter	CAD	130.84	CAD	121.82	$0.41
Third quarter	CAD	137.84	CAD	120.00	$0.41
Fourth quarter	CAD	140.00	CAD	128.20	$0.41
2015
First quarter	CAD	94.75	CAD	85.01	$0.41
Second quarter	CAD	99.08	CAD	88.85	$0.41
Third quarter	CAD	110.60	CAD	88.20	$0.41
Fourth quarter	CAD	125.64	CAD	113.03	$0.41
The following table sets forth the high and low sales prices per share of our Class B exchangeable shares for each quarter of 2016 and 2015 as reported by the Toronto Stock Exchange, as well as dividends paid in such quarter.

	High		Low		Dividends
2016
First quarter	CAD	129.87	CAD	114.90	$0.41
Second quarter	CAD	133.94	CAD	118.13	$0.41
Third quarter	CAD	145.51	CAD	120.02	$0.41
Fourth quarter	CAD	147.85	CAD	125.01	$0.41
2015
First quarter	CAD	98.25	CAD	84.95	$0.41
Second quarter	CAD	99.98	CAD	86.79	$0.41
Third quarter	CAD	112.28	CAD	86.14	$0.41
Fourth quarter	CAD	132.44	CAD	103.56	$0.41

PERFORMANCE GRAPH
The following graph compares our cumulative total stockholder return over the last five fiscal years with the Standard and Poor's 500 Index® ("S&P 500") and a customized index including MCBC, ABI, Carlsberg, Heineken and Asahi (the "Peer Group"). We have used a weighted-average based on market capitalization to determine the return for the Peer Group. The graph assumes $100 was invested on December 31, 2011 (the last trading day of our 2011 fiscal year) in our Class B common stock, the S&P 500 and the Peer Group, and assumes reinvestment of all dividends. SABMiller was included in the Peer Group in previous filings; however, SABMiller was removed from the Peer Group because it was acquired by ABI in October 2016, and SABMiller is no longer a public company. The below is provided for informational purposes and is not indicative of future performance.

	2011	2012	2013	2014	2015	2016
Molson Coors	$100.00	$101.14	$133.88	$181.68	$233.89	$246.43
S&P 500	$100.00	$114.07	$147.26	$167.41	$169.70	$185.89
Peer Group	$100.00	$138.51	$162.24	$199.87	$251.93	$234.26
Dividends
As a result of the Acquisition, we plan to maintain our current quarterly dividend of $0.41 per share as we pay down debt, and we will revisit our dividend policy once deleveraging is well underway.
Issuer Purchases of Equity Securities
In February 2015, we announced that our board of directors approved and authorized a new program to repurchase up to $1.0 billion of our Class A and Class B common stock. As a result of the Acquisition, we suspended the share repurchase program and thus, there were no shares of Class A or Class B common stock repurchased in 2016. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule

10b5-1 under the Exchange Act. The number, price and timing of the repurchases will be at the Company’s sole discretion and will be evaluated depending on market conditions, liquidity needs or other factors. The Company’s board of directors may suspend, modify or terminate the share repurchase program at any time without prior notice.
ITEM 6.    SELECTED FINANCIAL DATA
The table below summarizes selected financial information for the five years ended December 31, 2016. For further information, refer to our consolidated financial statements and notes thereto presented under Part II—Item 8 Financial Statements and Supplementary Data.

	2016(1)	2015	2014	2013	2012
	(In millions, except per share data)
Consolidated Statements of Operations:
Net sales	$4,885.0	$3,567.5	$4,146.3	$4,206.1	$3,916.5
Net income from continuing operations attributable to MCBC	$1,978.7	$355.6	$513.5	$565.3	$441.5
Net income from continuing operations attributable to MCBC per share:
Basic	$9.33	$1.92	$2.78	$3.09	$2.44
Diluted	$9.27	$1.91	$2.76	$3.07	$2.43
Consolidated Balance Sheets:
Total assets	$29,341.5	$12,276.3	$13,980.1	$15,560.5	$16,187.8
Current portion of long-term debt and short-term borrowings	$684.8	$28.7	$849.0	$586.9	$1,244.8
Long-term debt	$11,387.7	$2,908.7	$2,321.3	$3,193.4	$3,398.9
Other information:
Dividends per share of common stock	$1.64	$1.64	$1.48	$1.28	$1.28

(1)
Includes MillerCoors' results of operations on a consolidated basis for the post-Acquisition period October 11, 2016, through December 31, 2016, as well as the assets acquired and related debt issued in connection with the Acquisition. Prior to October 11, 2016, MCBC’s 42% share of MillerCoors' results of operations were reported as equity income in MillerCoors in the consolidated statements of operations and our 42% share of MillerCoors' net assets were reported as Investment in MillerCoors in the consolidated balance sheets. Also included in net income from continuing operations attributable to MCBC is a net special items gain of approximately $3.0 billion related to the fair value remeasurement of our pre-existing 42% interest in MillerCoors over its carrying value, as well as the reclassification of the loss related to MCBC's historical AOCI on our 42% interest in MillerCoors. See Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Acquisition and Investments" of the Notes for further discussion.

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
Our Fiscal Year
Unless otherwise indicated, (a) all $ amounts are in U.S. Dollars ("USD"), (b) comparisons are to comparable prior periods, and (c) 2016, 2015 and 2014 refers to the 12 months ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively. For 2016, the consolidated statement of operations includes MillerCoors' results of operations for the period from January 1, 2016, to October 10, 2016, on an equity method basis of accounting and from October 11, 2016, to December 31, 2016, on a consolidated basis of accounting. Additionally, our consolidated balance sheet as of December 31, 2016, includes our acquired assets and liabilities, which were recorded at their respective acquisition-date fair values upon completion of the Acquisition. Where indicated, we have reflected unaudited pro forma information for 2016 and 2015 which gives effect to the Acquisition and the related financing as if they were completed on January 1, 2015, the first day of the Company’s 2015 fiscal year.
Operational Measures
We use certain operational measures, such as sales-to-wholesalers (“STWs”) and sales-to-retailers (“STRs”), which we believe are important metrics. STW is a metric that we use in our U.S. business to reflect the sales from our operations to our direct customers, generally wholesalers. We believe the STW metric is important because it gives an indication of the amount of beer and adjacent products that we have produced and shipped to customers. STR is a metric that we use in our Canada and U.S. businesses to refer to sales closer to the end consumer than STWs, which generally means sales from our wholesalers or our company to retailers, who in turn sell to consumers. We believe the STR metric is important because, unlike STWs, it provides the closest indication of the performance of our brands in relation to market and competitor sales trends.
Acquisition
On November 11, 2015, Anheuser-Busch InBev SA/NV (“ABI”) announced it had entered into a definitive agreement to acquire SABMiller plc ("SABMiller") (“ABI/SABMiller transaction”) and concurrently, on November 11, 2015, we entered into a purchase agreement (as amended, the “Purchase Agreement”) with ABI to acquire, contingent upon the closing of the ABI/SABMiller transaction, all of SABMiller’s 58% economic interest and 50% voting interest in MillerCoors and all trademarks, contracts and other assets primarily related to the Miller brand portfolio outside of the U.S. and Puerto Rico for $12.0 billion in cash, subject to downward adjustment as described in the Purchase Agreement (the "Acquisition"). On October 11, 2016, the Acquisition was completed and MillerCoors, previously a joint venture between MCBC and SABMiller, became a wholly-owned subsidiary of MCBC and as a result, MCBC now owns 100% of the outstanding equity and voting interests of MillerCoors. The Acquisition was funded through cash on hand, including proceeds received from our February 3, 2016, equity issuance, the issuance of our 2016 Notes, as defined below, as well as borrowings on our term loan agreement. Further, as we elected to treat the Acquisition as an asset acquisition for U.S. tax purposes, we expect to receive substantial cash tax benefits for the first 15 years following the close of the Acquisition.
Under the Purchase Agreement, we retained the rights to all of the brands currently in the MillerCoors portfolio for the U.S. and Puerto Rican markets, including import brands such as Peroni and Pilsner Urquell, as well as obtained full ownership of the Miller brand portfolio outside of the U.S. and Puerto Rico. Additionally, in consolidating control of MillerCoors, we expect we will further improve our scale and agility, benefit from significantly enhanced cash flows from operations, and capture substantial operational synergies. We believe the purchase of the Miller brand trademarks outside of the U.S. and Puerto Rico provides a strategic opportunity to leverage the iconic Miller trademark globally alongside MCBC’s trademarks for Coors and Staropramen, and presents volume and profit growth opportunities for MCBC in both core markets, as well as emerging markets.
On July 7, 2016, MCBC issued approximately $5.3 billion senior notes with portions maturing from July 15, 2019, through July 15, 2046 (“USD Notes”), and EUR 800.0 million senior notes maturing July 15, 2024 (“EUR Notes”), and Molson Coors International LP, a Delaware limited partnership and wholly-owned subsidiary of MCBC, completed a private placement of CAD 1.0 billion senior notes maturing July 15, 2023, and July 15, 2026 (“CAD Notes”) (USD Notes, EUR Notes and CAD notes, collectively, the "2016 Notes"). On October 11, 2016, under our term loan agreement, we borrowed $1.0 billion under the 3-year tranche and $1.5 billion under the 5-year tranche, for an aggregate principal amount of $2.5 billion. The net proceeds received from the term loan borrowings as well as the 2016 Notes, and the February 3, 2016, equity offering were sufficient to fund the purchase price of the Acquisition, and on October 11, 2016, the $12.0 billion of cash consideration was transferred upon completion of the Acquisition.
Executive Summary
We are one of the world's largest brewers and have a diverse portfolio of owned and partner brands, including core brands Carling, Coors Light, Miller Lite, Molson Canadian and Staropramen, as well as craft and specialty beers such as Blue Moon, Creemore Springs, Cobra and Doom Bar. With centuries of brewing heritage, we have been crafting high-quality, innovative products with the purpose of delighting the world's beer drinkers and with the ambition to be the first choice for our consumers and customers. Our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
In addition to our most notable 2016 event, completing the Acquisition as discussed above, in 2016, we continued to focus on our first choice ambition and on building a stronger, broader and more premium brand portfolio. In 2016, our net income from continuing operations attributable to MCBC on a pro forma basis declined versus 2015 due to a number of challenges; however, we exceeded our targets for cost savings and cash generation and achieved positive net pricing in most of our major markets, excluding the impacts of changes in foreign currency exchange rates, and we continued to premiumize our portfolio across all of our businesses. Additionally, in 2016, we gained share of the key premium light segment in the U.S. and accelerated growth of our MCI business in Latin America and through the addition of the Miller global brands. We continued to improve our sales execution and revenue management capabilities, increase the efficiency of our operations, implement common systems and invested heavily in sales capability and execution improvement to drive incremental revenue, margin and profit growth. Our U.S. premium light brands have gained segment share for several consecutive quarters and outside of North America, Coors Light continued see significant volume growth. Despite the challenging market conditions in the U.S. and Canada, Coors Light, our largest brand, was nearly flat globally. In a challenging macroeconomic environment, our Europe business increased market share. Additionally, in accordance with our commitment to deleverage, during the fourth quarter of 2016, we made principal payments of $200 million on our $1.0 billion 3-year tranche term loan.
Summary of Consolidated Results of Operations:
The table below highlights summarized components of our consolidated statements of operations for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, and pro forma information for the years ended December 31, 2016, and December 31, 2015. See Part II-Item 8 Financial Statements and Supplementary Data, “Consolidated Statements of Operations” for additional details of our U.S. GAAP results.
We have presented pro forma information to enhance comparability of financial information between periods. The pro forma financial information is based on the historical consolidated financial statements of MCBC and MillerCoors, both prepared in accordance with U.S. GAAP, and gives effect to the Acquisition and the completed financing as if they were completed on January 1, 2015. Pro forma adjustments are based on items that are factually supportable, are directly attributable to the Acquisition or the related completed financing, and are expected to have a continuing impact on MCBC's results of operations and/or financial position. Any nonrecurring items directly attributable to the Acquisition or the related completed financing are excluded in the pro forma statements of operations. Pro forma information does not include adjustments for costs related to integration activities following the completion of the Acquisition, cost savings or synergies that have been or may be achieved by the combined businesses. The pro forma information is presented for illustrative purposes only and does not necessarily reflect the results of operations of MCBC that actually would have resulted had the Acquisition occurred at the date indicated, or project the results of operations of MCBC for any future dates or periods.

	For the years ended
	December 31, 2016			December 31, 2015			December 31, 2014
	As Reported	Pro Forma(1)	Pro Forma Change	As Reported	Pro Forma(1)	As Reported Change	As Reported
	(In millions, except percentages and per share data)
Volume in hectoliters(2)	46.912	101.934	(2.0)%	33.746	104.012	(6.3)%	36.034
Net sales	$4,885.0	$10,983.2	(2.3)%	$3,567.5	$11,238.1	(14.0)%	$4,146.3
Net income (loss) attributable to MCBC from continuing operations	$1,978.7	$277.5	(48.9)%	$355.6	$542.6	(30.7)%	$513.5
Net income (loss) attributable to MCBC per diluted share from continuing operations	$9.27	$1.28	(49.0)%	$1.91	$2.51	(30.8)%	$2.76

(1)
Pro forma amounts give effect to the Acquisition and completed financing as if they had occurred at the beginning of fiscal year 2015. See Part II - Item 7 Management's Discussion and Analysis, "Pro Forma Information," for details of pro forma adjustments.

(2)	Historical volumes have been recast to reflect the impacts of aligning policies on reporting financial volumes as a result of the Acquisition. See "Worldwide Beer Volume" below for further details.
2016 Financial Highlights:

•
On an as reported basis - In 2016, net income from continuing operations attributable to MCBC increased significantly as a result of the Acquisition, including a net benefit of approximately $3.0 billion recorded within special items, net related to the revaluation of our previously held equity interest in MillerCoors and the reclassification of our accumulated other comprehensive loss related to our historical 42% interest in MillerCoors as described in Note 4, "Acquisition and Investments", partially offset by increased income tax expense primarily related to this net benefit and higher Acquisition related expenses recorded in 2016, including $82.0 million within cost of goods sold, $108.4 million within marketing, general and administrative expenses, $58.9 million within other income (expense) and $76.8 million within interest expense. In 2015, we recorded Acquisition related expenses of $13.9 million, including $6.9 million within other income (expense), $6.9 million within marketing, general and administrative expenses and $0.1 million within interest expense. Unrelated to the Acquisition, within special items, net we recorded impairment charges of $526.0 million in 2016 versus $275.0 million in 2015. Additionally, during 2016, we recorded a gain of $110.4 million for the sale of our Vancouver brewery within specials items, net and recorded gains of $20.5 million for the sale of non-operating assets within other income (expense). Further, an indirect tax provision charge of approximately $50 million was recorded in the fourth quarter of 2016 in our Europe business which unfavorably impacted net sales.

•
On a pro forma basis - In 2016, pro forma net income from continuing operations attributable to MCBC decreased 48.9% due to higher charges on our indefinite-lived intangible asset brand impairment, the above-mentioned indirect tax provision recorded in Europe and higher tax expense. The decrease was partially offset by lower cost of goods sold. The pro forma net sales decrease of 2.3% in 2016 is driven by unfavorable foreign currency exchange rates, which had a negative impact of $182.4 million, the indirect tax provision charge of approximately $50 million recorded in the fourth quarter of 2016 in our Europe business, and lower volume. In 2016, we had impairment charges of $526.0 million versus $275.0 million in 2015 as further discussed in "Results of Operations" below. Cost of goods sold decreased primarily as result of supply chain cost savings and lower commodity costs.

•	Additionally, in accordance with our commitment to deleverage, during the fourth quarter of 2016, we made principal payments of $200 million on our $1.0 billion 3-year tranche term loan.

•
We generated cash flow from operating activities of approximately $1.1 billion, representing a 57.4% increase from $715.9 million in 2015. The increase in operating cash flow in 2016 compared to 2015 is primarily related to additional operating cash generated by the U.S. business from October 11, 2016, through December 31, 2016, as a result of the Acquisition, as well as the $227.1 million discretionary contribution made to our U.K. pension plan in 2015, slightly offset by higher cash paid for income taxes and interest in 2016.

•	Regional financial highlights:

•
In the U.S., MillerCoors realized lower cost of goods sold and grew net sales per hectoliter with positive pricing and mix which increased our income from continuing operations before income taxes on both a reported basis and a pro forma basis compared to 2015. This increase was partially offset by lower volume. On a reported basis, income from continuing operations was also significantly impacted by the net benefit of approximately $3.0 billion recorded within special items, net related to the revaluation of our previously held equity interest and the reclassification of our accumulated other comprehensive loss related to our historical 42% interest as described in Note 4, "Acquisition and Investments". Additionally, we grew our share of the premium light segment with both Coors Light and Miller Lite. In above premium, we purchased three regional craft breweries during the year and began integrating these high potential businesses. Although Blue Moon seasonals and Redd's had a challenging year, Peroni continued to grow volume and Henry's Hard Soda, which was launched just over a year ago, became the number one hard soda franchise in 2016. Coors Banquet, which completed its tenth consecutive year of volume growth, gained segment share and ended 2016 with accelerating volume trends. During the year we continued strategizing the improvement of our performance in the economy segment and are beginning to see progress. Additionally, the closure of the Eden brewery was completed in September.

•
In our Canada segment, we drove positive pricing and mix, and achieved growth in our above premium brands. Coors Banquet, Mad Jack, Belgian Moon, Creemore and our Heineken import portfolio all continued to grow volume and market share. However, as a result of market pressure, specifically in Quebec and the West, volume declined. We reported a loss from continuing operations before income taxes of $135.5 million in 2016 compared to income of $277.3 million in 2015 primarily due to indefinite-lived intangible asset brand impairment charges incurred in 2016 of $495.2 million as well as lower volume, higher brand amortization and commercial investments and unfavorable foreign currency impacts, partially offset by cost savings and lower compensation expense. Additionally, in 2016, we completed the sale of our Vancouver brewery and accordingly recorded a gain of $110.4 million within specials items, net.

•
In our Europe segment, our continued portfolio premiumization and mix management positively impacted our performance and we grew volumes in our above premium brands and market share in the region. In 2016, we reported income from continuing operations before income taxes of $138.0 million, versus a loss of $109.7 million in 2015, primarily driven by lower special charges due to indefinite-lived intangible asset brand impairment charges incurred in 2015 of $275.0 million, slightly offset by the indirect tax provision charge recorded in 2016 of approximately $50 million as further discussed in detail within Note 18, "Commitments and Contingencies", higher brand amortization, lower net pension benefit and unfavorable foreign currency movements.

•
Our MCI segment reported a loss from continuing operations before income taxes of $39.7 million in 2016, compared to $24.8 million in the prior year, primarily driven higher special charges as a result of total alcohol prohibition in Bihar, which resulted in an aggregate impairment charge of $30.8 million recorded in 2016 and negatively impacted our ongoing operations in Bihar, the repatriation of our U.K. Staropramen rights to our European business and higher brand investments in Latin America. This loss was partially offset by the addition of the Miller global brands, higher volume, favorable sales mix, positive pricing, cost saving initiatives, and cycling the substantial restructure of our China business in the prior year.

•	Core brand highlights:

•
Volume for Carling, the number one beer brand in the U.K. and the largest brand in our Europe segment, decreased by 4.4% compared to 2015, which was in-line with the mainstream lager market in U.K. which has declined approximately 5% compared to 2015. Despite this, Carling gained share within its segment compared to the prior year.

•
Coors Light global volume on a pro forma basis was relatively consistent in 2016 versus 2015, as lower volumes in the U.S. and Canada were nearly offset by strong performance in Europe and MCI. Volumes in the U.S. were lower than prior year; however, the brand gained share of the premium light segment for the seventh consecutive quarter. The declines in Canada were the result of ongoing competitive pressures in Quebec as well as a shift in preference to value brands in the West resulting from a weaker economy; however, our new packaging, advertising and in-pack sales promotions are driving improved consumer purchase intent and other brand health scores.

•	Miller Lite U.S. volume on a pro forma basis decreased 1.7%; however, in the U.S., the brand gained share of the premium light segment for the ninth consecutive quarter.

•	Molson Canadian volume in Canada decreased 5.4% during 2016 versus the prior year, primarily driven by challenging economic conditions and competitive pressures in Quebec the West.

•
Staropramen volume, including royalty volume, decreased by 3.7% during 2016 versus 2015, primarily driven by lower volumes in Czech Republic and the Ukraine, partially offset by growth outside of the brand's primary market.

Worldwide Beer Volume
As a result of the Acquisition, we aligned our volume reporting policies resulting in adjustments to our historically reported volumes. Specifically, financial volume for all consolidated segments has been recast to include contract brewing and wholesaler non-owned brand volumes (including factored brands in Europe and non-owned brands distributed in the U.S.), as the corresponding sales are reported within our gross sales amounts. Additionally, financial volumes continue to include our owned beer brands sold to unrelated external customers within our geographic markets, net of returns and allowances. Worldwide beer volume reflects only owned beer brands sold to unrelated external customers within our geographic markets, net of returns and allowances, royalty volume and our proportionate share of equity investment worldwide beer volume calculated consistently with MCBC owned volume.

As outlined above, worldwide beer volume (including adjacencies, such as cider and hard soda) is comprised of our owned beer brands sold to unrelated external customers within our geographic markets, net of returns and allowances (financial volume, less contract brewing and wholesaler non-owned brand volume), royalty volume and our proportionate share of equity investment worldwide beer volume. Financial volume represents owned beer brands sold to unrelated external customers within our geographical markets, net of returns and allowances as well as contract brewing, wholesale non-owned brand volume and company-owned distribution volume. Royalty beer volume consists of our brands produced and sold by third parties under various license and contract-brewing agreements and because this is owned volume, it is included in worldwide beer volume. Equity investment worldwide beer volume represents our ownership percentage share of volume in our subsidiaries accounted for under the equity method, consisting of MillerCoors prior to the Acquisition date of October 11, 2016. See Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Acquisition and Investments" of the Notes for further discussion.
The following table highlights summarized components of our worldwide beer volume for the years ended December 31, 2016, December 31, 2015, and December 31, 2014:

	For the years ended
	December 31, 2016	Change	December 31, 2015	Change	December 31, 2014
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	46.912	39.0%	33.746	(6.3)%	36.034
Less: Contract brewing and wholesaler volume(1)	(3.965)	22.0%	(3.250)	(41.9)%	(5.589)
Add: Royalty volume(2)	2.102	28.9%	1.631	3.2%	1.580
Owned volume	45.049	40.2%	32.127	0.3%	32.025
Add: Proportionate share of equity investment worldwide beer volume	17.908	(34.2)%	27.210	(2.5)%	27.915
Total worldwide beer volume	62.957	6.1%	59.337	(1.0)%	59.940

(1)
Contract brewing and wholesaler volume is included within financial volume as noted above, but is removed from worldwide beer volume as this is non-owned volume for which we do not directly control performance.

(2)	Includes MCI segment royalty volume that is primarily in Russia, Ukraine and Mexico, and Europe segment royalty volume in Republic of Ireland.
On a reported basis, our worldwide beer volume increased in 2016 compared to 2015, primarily due to the Acquisition, which as a result of, we consolidated 100% of our U.S. segment's worldwide beer volume for the period October 11, 2016, through December 31, 2016. On a pro forma basis, our worldwide beer volume slightly decreased due to lower volume in the U.S. and Canada segments, partially offset by higher volume in the MCI and Europe segments. Worldwide beer volume decreased in 2015 compared to 2014, primarily due to lower volumes in Canada and the U.S., partially offset by increased volumes from MCI.

Net Sales
The following table highlights the drivers of change in net sales on a reported basis for the year ended December 31, 2016, versus December 31, 2015, by segment (in percentages) and excludes Corporate net sales revenue for our water resources and energy operations in the state of Colorado. Consolidated includes the U.S. segment for the post-Acquisition period of October 11, 2016, through December 31, 2016. Prior to the Acquisition, MillerCoors was accounted for as an equity method investment:

	Volume	Price, Product and Geography Mix	Currency	Other	Total
Consolidated	39.0%	3.0%	(5.1)%	—%	36.9%
Canada	(2.8)%	0.2%	(3.1)%	—%	(5.7)%
Europe	(1.7)%	4.2%	(7.2)%	(3.4)%	(8.1)%
MCI	(7.3)%	19.1%	1.4%	—%	13.2%

The following table highlights the drivers of change in net sales for the year ended December 31, 2015, versus December 31, 2014, by segment (in percentages) and excludes Corporate net sales revenue for our water resources and energy operations in the state of Colorado:

	Volume	Price, Product and Geography Mix	Currency	Other	Total
Consolidated	(6.3)%	4.1%	(11.8)%	—%	(14.0)%
Canada	(4.5)%	2.2%	(13.4)%	—%	(15.7)%
Europe	(8.1)%	6.3%	(10.7)%	(0.5)%	(13.0)%
MCI	13.0%	(11.0)%	(9.5)%	—%	(7.5)%
Cost Savings Initiatives
Total cost reductions, including 100% of MillerCoors' cost savings, in 2016 exceeded our targets and totaled more than $165 million, driven by our U.S., Canada and Europe segments. MillerCoors delivered incremental cost savings in 2016 exceeding $85 million on a pro forma basis, which we benefited from through our 42% equity income through October 10, 2016, and based on our 100% ownership post-Acquisition from October 11, 2016, through December 31, 2016.
Depreciation and Amortization
On a reported basis, depreciation and amortization expense was $388.4 million in 2016, an increase of $74.0 million compared to 2015, primarily due to the incremental depreciation and amortization recorded for the U.S. segment from October 11, 2016, through December 31, 2016, as a result of the Acquisition. On a pro forma basis, 2016 depreciation and amortization of approximately $850 million was consistent with prior year, excluding the higher accelerated depreciation expense recorded within special items, net in 2016 compared to 2015 related to the closure of the Eden, North Carolina, brewery. On a reported basis, depreciation and amortization expense was $314.4 million in 2015, a slight increase of $1.4 million compared to 2014, primarily due to increased amortization of our intangible assets as a result of reclassifying certain brands in our Europe segment to definite-lived in the third quarter of 2015 as well as accelerated depreciation related to bottling line and announced brewery closures, partially offset by the impact of changes in foreign currency rates.

Income Taxes
Our effective tax rate was approximately 35% in 2016, 13% in 2015 and 12% in 2014. The increase in the effective income tax rate for 2016 versus 2015 was primarily driven by higher pretax income in 2016 resulting from the Acquisition related remeasurement gain on our previously held equity interest in MillerCoors, along with the inclusion of 100% of MillerCoors' pretax income following the completion of the Acquisition, each of which were taxed at the U.S. federal and state income tax rates. The increase in our effective income tax rate in 2016 was also impacted by the remeasurement of the deferred tax liability on our Molson core brands intangible asset to the Canadian ordinary income tax rate upon reclassification from indefinite-lived to definite-lived assets subject to amortization. Our effective income tax rates in 2015 and 2014 were significantly lower than the federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our foreign businesses, driven by lower statutory income tax rates and tax planning impacts on statutory taxable income. In addition, during 2015 and 2014, our effective tax rate was also positively impacted by the favorable resolution of unrecognized tax benefits in various taxing jurisdictions.
Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, excess tax benefits from share-based compensation, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire, positions are effectively settled, or when additional information becomes available. There are proposed or pending tax law changes in various jurisdictions in which we do business that, if enacted, may have an impact on our effective tax rate. Additionally, our effective tax rates prior to October 11, 2016, do not incorporate the effects of the Acquisition, which were a driver of the increase to our effective tax rate in the fourth quarter of 2016, and which we expect will result in an increase to our effective tax rate on a go-forward basis as a result of the incremental 58% interest in the results of MillerCoors subject to U.S. federal and state income tax. See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Income Tax" of the Notes for further discussion.
Discontinued Operations
Discontinued operations are associated with the formerly-owned Cervejarias Kaiser Brasil S.A. ("Kaiser") business in Brazil. See Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" of the Notes for discussions of the nature of amounts recognized in discontinued operations, which consist of amounts associated with indemnity obligations to FEMSA Cerveza S.A. de C.V. ("FEMSA") related to purchased tax credits and other tax, civil and labor issues.

Results of Operations
United States Segment
We have presented pro forma financial information for 2016 and 2015 to enhance comparability of financial information between periods. Results for the period from January 1, 2016, through October 10, 2016, are actual results recorded when we accounted for MillerCoors under the equity method of accounting, and, therefore, its results of operations were reported as equity income within MCBC's consolidated statements of operations. Results for the period from October 11, 2016, through December 31, 2016, are actual results recorded when MillerCoors was fully consolidated within our results of operations. We have aggregated these reported 2016 results and applied pro forma adjustments to arrive at combined U.S. segment pro forma financial information for the full year 2016. We have also included actuals and pro forma financial information for 2015. For comparability between 2015 and 2014, actuals have been presented below.

	For the period January 1 through October 10, 2016	For the period October 11 through December 31, 2016	For the years ended
			December 31, 2016			December 31, 2015
	As Reported by MillerCoors	As Reported by MCBC	Pro Forma Adjustments(1)	Pro Forma(1)	Pro Forma Change	As Reported by MillerCoors	Pro Forma Adjustments(1)	Pro Forma(1)
	(In millions, except percentages)
Volume in hectoliters(2)(3)	55.750	14.436	—	70.186	(1.5)%	71.220	—	71.220
Sales(3)	$6,987.2	$1,780.0	$—	$8,767.2	(0.6)%	$8,822.2	$—	$8,822.2
Excise taxes	(861.8)	(213.4)	12.3	(1,062.9)	(3.1)%	(1,096.7)	—	(1,096.7)
Net sales(3)	6,125.4	1,566.6	12.3	7,704.3	(0.3)%	7,725.5	—	7,725.5
Cost of goods sold(3)	(3,457.4)	(1,026.0)	37.8	(4,445.6)	(3.9)%	(4,547.5)	(78.2)	(4,625.7)
Gross profit	2,668.0	540.6	50.1	3,258.7	5.1%	3,178.0	(78.2)	3,099.8
Marketing, general and administrative expenses	(1,413.2)	(430.9)	(39.5)	(1,883.6)	(0.5)%	(1,828.7)	(64.4)	(1,893.1)
Special items, net(4)	(85.6)	2,959.1	(2,965.0)	(91.5)	(16.9)%	(110.1)	—	(110.1)
Operating income	1,169.2	3,068.8	(2,954.4)	1,283.6	17.1%	1,239.2	(142.6)	1,096.6
Interest income (expense), net	(1.4)	—	—	(1.4)	(12.5)%	(1.6)	—	(1.6)
Other income (expense), net	3.7	0.7	—	4.4	(22.8)%	5.7	—	5.7
Income (loss) from continuing operations before income taxes	$1,171.5	$3,069.5	$(2,954.4)	$1,286.6	16.9%	$1,243.3	$(142.6)	$1,100.7

	For the years ended
	December 31, 2015		December 31, 2014
	As Reported by MillerCoors	Change	As Reported by MillerCoors
	(In millions, except percentages)
Volumes in hectoliters(2)(3)	71.220	(2.9)%	73.323
Sales	$8,822.2	(1.9)%	$8,990.4
Excise taxes	(1,096.7)	(4.0)%	(1,142.0)
Net sales	7,725.5	(1.6)%	7,848.4
Cost of goods sold	(4,547.5)	(4.1)%	(4,743.8)
Gross profit	3,178.0	2.4%	3,104.6
Marketing, general and administrative expenses	(1,828.7)	4.1%	(1,755.9)
Special items, net(4)	(110.1)	N/M	(1.4)
Operating income	1,239.2	(8.0)%	1,347.3
Interest income (expense), net	(1.6)	45.5%	(1.1)
Other income (expense), net	5.7	3.6%	5.5
Income (loss) from continuing operations before income taxes	$1,243.3	(8.0)%	$1,351.7
N/M = Not meaningful

(1)
Pro forma amounts give effect to the Acquisition and completed financing as if they had occurred at the beginning of fiscal year 2015. See Part II - Item 7 Management's Discussion and Analysis, "Pro Forma Information," for details of pro forma adjustments.

(2)	Historical volumes have been recast to reflect the impacts of aligning policies on reporting financial volumes as a result of the Acquisition. See "Worldwide Beer Volume" above for further details.

(3)	On a reported basis, reflects gross segment sales, purchases, and volumes which are eliminated in the consolidated totals.

(4)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" of the Notes for detail of special items.

The following represents our proportionate share of MillerCoors' net income reported under the equity method prior to the Acquisition:

	For the period January 1 through October 10, 2016		For the years ended
		Change	December 31, 2015	Change	December 31, 2014
	(In millions, except percentages)
Income (loss) from continuing operations before income taxes	$1,171.5	(5.8)%	$1,243.3	(8.0)%	$1,351.7
Income tax expense	(3.3)	(29.8)%	(4.7)	(23.0)%	(6.1)
Net (income) loss attributable to noncontrolling interest	(11.0)	(47.1)%	(20.8)	7.2%	(19.4)
Net income attributable to MillerCoors	$1,157.2	(5.0)%	$1,217.8	(8.2)%	$1,326.2
MCBC's economic interest	42%		42%		42%
MCBC's proportionate share of MillerCoors' net income	486.0	(5.0)%	511.5	(8.2)%	557.0
Amortization of the difference between MCBC's contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(1)	3.3	(28.3)%	4.6	—%	4.6
Share-based compensation adjustment(1)	(0.7)	N/M	0.2	—%	0.2
U.S. import tax benefit(1)	12.3	N/M	—	—%	—
Equity income in MillerCoors	$500.9	(3.0)%	$516.3	(8.1)%	$561.8
N/M = Not meaningful

(1)
See Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Acquisition and Investments" of the Notes, for a detailed discussion of these equity method adjustments prior to the Acquisition.

The discussion below highlights the MillerCoors results of operations for the year ended December 31, 2016, versus the year ended December 31, 2015, on a reported and pro forma basis, where applicable, and for the year ended December 31, 2015, versus the year ended December 31, 2014, on a reported basis.
Significant events
On October 11, 2016, we completed the Acquisition and as a result, MCBC now owns 100% of the outstanding equity and voting interests of MillerCoors. Therefore, beginning October 11, 2016, MillerCoors' results of operations have been prospectively consolidated into MCBC’s consolidated financial statements and included in the U.S. segment. See Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Acquisition and Investments" for further details. Additionally, effective January 1, 2017, the results of the MillerCoors Puerto Rico business, which were previously included as part of the U.S. segment, will be reported within the MCI segment.
During the third quarter of 2015, MillerCoors announced plans to close its brewery in Eden, North Carolina, in an effort to optimize the brewery footprint and streamline operations for greater efficiencies. Products produced in Eden were transitioned to other breweries in the MillerCoors network and the Eden brewery is now closed. See "Special items, net" below for further discussion.
Additionally, in 2016 MillerCoors acquired Revolver Brewing, Terrapin Beer Company and Hop Valley Brewing Company, all craft breweries, and in 2015 MillerCoors acquired Saint Archer Brewing Company, also a craft brewery.
Volume and net sales
Domestic STRs declined 2.5% in 2016 compared to 2015, driven by declines in both the below premium and premium light segments.
Total STWs volume declined 1.5% in 2016 compared to 2015. Domestic STWs decreased 1.3% versus 2015, driven by the decline in STRs, and contract brewing volume of 2.6%.

Domestic net sales per hectoliter increased 1.2% on a reported basis and 1.3% on a pro forma basis in 2016 compared to 2015, driven by favorable net pricing and positive sales mix. Total net sales per hectoliter, including non-owned brands, contract brewing and company-owned distributor sales, increased 1.0% on a reported basis and 1.2% on a pro forma basis in 2016 compared to 2015.
Domestic STRs declined 2.6% in 2015 compared to 2014, driven by declines in both the economy and premium light portfolios, partially offset by growth in Redd's, Blue Moon, Leinenkugel's and Coors Banquet.
Total STWs volume declined 2.9% in 2015 compared to 2014. Domestic STWs decreased 2.9% versus 2014, driven by the decline in STRs, and contract brewing volume decreased 2.5%.
Domestic net sales per hectoliter increased 1.5% in 2015 compared to 2014, driven by favorable net pricing and positive sales mix. Total net sales per hectoliter, including non-owned brands, contract brewing and company-owned distributor sales, increased 1.4% in 2015 compared to 2014.
Cost of goods sold
Cost of goods sold per hectoliter remained relatively consistent on a reported basis and decreased 2.5% on a pro forma basis in 2016 compared to 2015. The decrease in pro forma results is driven by supply chain cost savings and lower commodity costs, partially offset by lower fixed-cost absorption due to lower volume.
Cost of goods sold per hectoliter decreased 1.3% in 2015 compared to 2014, driven by lower aluminum, malt, corn and fuel pricing, along with supply chain cost savings. These factors were partially offset by brewery and freight inflation and fixed-cost absorption due to lower volumes.
Marketing, general and administrative expenses
Marketing, general and administrative expenses remained relatively consistent on a reported and pro forma basis in 2016 compared to 2015.
Marketing, general and administrative expenses increased 4.1% in 2015 compared to 2014, driven by higher brand and information technology investments.
Special items, net
On a reported basis, our U.S. segment recorded net special benefits of approximately $2.9 billion in 2016 primarily related to the Acquisition, including the revaluation of our previously held equity interest in MillerCoors and the reclassification of our accumulated other comprehensive loss related to our historical 42% interest in MillerCoors as described in Note 4, "Acquisition and Investments" as well as charges related to the Eden brewery closure, including $103.2 million of accelerated depreciation in excess of normal depreciation. On a reported basis, MillerCoors recorded special charges of $110.1 million in 2015, primarily related to costs associated with the Eden brewery closure, of which $61.3 million was accelerated depreciation in excess of normal depreciation. Special charges in 2015 also included $42.4 million related to an early settlement of a portion of its defined benefit pension plan liability.
On a pro forma basis, special items, net decreased in 2016 compared to 2015 as a result of the pension settlement loss of $42.4 million recorded in 2015, partially offset by higher charges related to the closure of the Eden brewery in 2016.
We expect to continue to incur special charges during 2017 related to the closure of the Eden brewery. Total special charges associated with the Eden closure are expected to be up to approximately $180 million, of which $164.6 million have been incurred through December 31, 2016, consisting primarily of accelerated depreciation. However, this estimate is uncertain, and actual results could differ from these estimates due to uncertainty regarding the ultimate net cost associated with the disposition of assets, contract termination costs, and other costs associated with the closure.

Canada Segment

	For the years ended
	December 31, 2016	Change	December 31, 2015	Change	December 31, 2014
	(In millions, except percentages)
Volume in hectoliters(1)(2)	8.950	(2.8)%	9.207	(4.5)%	9.645
Sales(2)	$1,879.4	(5.8)%	$1,994.2	(15.6)%	$2,363.4
Excise taxes	(453.7)	(6.0)%	(482.7)	(15.2)%	(569.5)
Net sales(2)	1,425.7	(5.7)%	1,511.5	(15.7)%	1,793.9
Cost of goods sold(2)	(801.8)	(6.9)%	(861.6)	(15.7)%	(1,021.6)
Gross profit	623.9	(4.0)%	649.9	(15.8)%	772.3
Marketing, general and administrative expenses	(364.4)	2.5%	(355.6)	(13.8)%	(412.5)
Special items, net(3)	(402.8)	N/M	(27.2)	(165.1)%	41.8
Operating income (loss)	(143.3)	(153.7)%	267.1	(33.5)%	401.6
Other income (expense), net	7.8	(23.5)%	10.2	96.2%	5.2
Income (loss) from continuing operations before income taxes	$(135.5)	(148.9)%	$277.3	(31.8)%	$406.8
N/M = Not meaningful

(1)	Historical volumes have been recast to reflect the impacts of aligning policies on reporting financial volumes as a result of the Acquisition. See "Worldwide Beer Volume" above for further details.

(2)	Reflects gross segment sales, purchases and volumes which are eliminated in the consolidated totals.

(3)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" of the Notes for detail of special items.
Significant events
Our ongoing assessment of our supply chain strategies continued in 2016 in order to align with our cost saving objectives. As part of this process, in October 2015, we entered into an agreement to sell our Vancouver brewery for CAD 185.0 million, with the intent to use the proceeds from the sale to help fund the construction of an efficient and flexible brewery in British Columbia. The sale was completed on March 31, 2016. Subsequently, during the third quarter of 2016, we completed the purchase of land in British Columbia for the site of the new brewery. We believe the decision to sell the brewery will help optimize the western Canada brewery network and allow for greater flexibility and future cost savings. Further, in conjunction with the sale of the Vancouver brewery, we agreed to leaseback the existing property to continue operations on an uninterrupted basis while the new brewery is being constructed. We also expect to incur significant capital expenditures associated with the construction of the new brewery, most of which we expect to be funded with the proceeds from the sale of the Vancouver brewery. See "Special items, net" below for more details.
In the fourth quarter of 2014, we entered into an agreement with Miller Brewing Company ("Miller") for the accelerated termination of our license agreement, effective March 2015, under which we had exclusive rights to distribute certain Miller products in Canada. As a result, beginning in the second quarter of 2015, we discontinued distributing these Miller brands in Canada, which adversely impacted our volume and sales. We recognized net sales under this agreement of $11.5 million and, $79.5 million for 2015 and 2014, respectively. The Acquisition resulted in the return of the Miller brands to our Canada business.
Further, we finalized the termination of our MMI joint venture relationship in the first quarter of 2014. As such, our results for the year ended December 31, 2014, include our percentage share of the MMI results through the transition period ended February 28, 2014. See Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Acquisition and Investments" and Note 11, "Goodwill and Intangible Assets" of the Notes for further discussion of these matters impacting our Canada business.
Foreign currency impact on results
During 2016, the CAD depreciated versus the USD on an average basis, resulting in a decrease of $12.9 million to our 2016 USD earnings before income taxes. During 2015, the CAD depreciated against the USD on an average basis, resulting in a decrease of $34.3 million to our 2015 USD earnings before income taxes. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transaction gains and losses is recorded within other income (expense).
Volume and net sales
Our Canada STRs decreased 2.8% in 2016 compared to 2015, primarily due to competitor trade spending and pricing activities, as well as weak economic conditions in the West. As a result, our market share also declined on a full-year basis. Sales volume decreased in 2016 compared to 2015 due to the termination of the Miller brand agreement in 2015 and increased competitive pressure on our core brands, partially offset by the added volumes from acquired Miller brands from October 11, 2016, through December 31, 2016. Net sales per hectoliter increased 0.2% in local currency in 2016 compared to 2015, driven by positive pricing and brand mix, partially offset by mix shift toward lower-revenue packages and contract brewing volume.
STRs decreased 6.0% in 2015 compared to 2014, driven by the impact of the loss of the Miller brand agreement, a weak economy and increased competitor promotional activity. Canadian beer industry STRs increased slightly in 2015 compared to 2014; however, our market share declined on a full-year basis. Sales volume decreased in 2015 compared to 2014, due to the termination of the Miller brand agreement and increased competitive pressure on our core brands. Net sales per hectoliter increased 2.2% in local currency in 2015 compared to 2014, driven by favorable pricing.
Cost of goods sold
Cost of goods sold per hectoliter in local currency decreased 1.1% in 2016 compared to 2015, due to our ongoing cost savings initiatives and lower depreciation expense, partially offset by the impacts of volume deleverage, unfavorable foreign currency impacts and inflation.
Cost of goods sold per hectoliter increased 2.2% in local currency in 2015 compared to 2014, driven by input inflation, negative foreign currency impacts, fixed-cost deleverage and sales mix shift toward higher-cost brands and packages. These factors were partially offset by cost savings.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 6.0% in local currency in 2016 compared to 2015, driven by higher brand amortization expense related to the reclassification of the Molson core brands asset to definite-lived intangible assets, partially offset by lower incentive compensation costs.
Marketing, general and administrative expenses decreased slightly in local currency in 2015 compared to 2014, driven by cost savings, partially offset by higher marketing spending.
Special items, net
During our annual impairment testing as of October 1, 2016, we identified a decline in the fair value of the Molson core brand indefinite-lived intangible asset below its carrying value, driven by key factors impacting our underlying assumptions supporting the value of the brands within the Molson core brands portfolio. Specific changes included a continued decline in performance throughout 2016 which drove a downward shift in management's forecasts, a challenging market dynamic and competitive conditions not expected to subside in the near-term, as well as an increased discount rate. As a result, we recorded an aggregate impairment charge to the Molson core brands asset of $495.2 million within special items in the fourth quarter of 2016 and reclassified the brands to definite-lived intangible assets. See Part II-Item 8 Financial Statements and Supplementary Data, Note 11, "Goodwill and Intangible Assets" of the Notes for further discussion.
The sale of our Vancouver brewery on March 31, 2016, resulted in a $110.4 million gain on sale, which was recorded as a special item in 2016. The net cash proceeds of CAD 183.1 million ($140.8 million) were received on April 1, 2016, and are reflected as a cash inflow from investing activities on the consolidated statement of cash flows for the year ended December 31, 2016. During 2016 and 2015, we also incurred other abandonment charges, including accelerated depreciation charges in excess of normal depreciation of $4.9 million and $1.2 million, respectively, related to equipment that continues to be owned by the Company and utilized during the leaseback period to support ongoing operations. We currently plan to dispose of this equipment following the brewery closure, which we currently anticipate to occur near the end of 2018. We expect to incur additional special charges, including estimated accelerated depreciation charges of approximately CAD 13 million, through final closure of the brewery. We also expect the ongoing costs of leasing the existing facility through the estimated closure date to be approximately CAD 5 million per annum, which are not included within special items.
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
During the third quarter of 2014, we recognized impairment charges related to our definite-lived intangible asset associated with our license agreement with Miller in Canada. See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Goodwill and Intangible Assets" of the Notes for further discussion.
During the first quarter of 2014, we finalized the termination of our MMI joint venture and concurrently recognized a charge of $4.9 million for the accelerated amortization of the remaining carrying value of our definite-lived intangible asset associated with the agreement, as well as recorded income of $63.2 million for the payment received upon termination. See Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Acquisition and Investments" of the Notes for further discussion.
Europe Segment

	For the years ended
	December 31, 2016	Change	December 31, 2015	Change	December 31, 2014
	(In millions, except percentages)
Volume in hectoliters(1)(2)	22.590	(1.7)%	22.981	(8.1)%	25.019
Sales(2)	$2,778.1	(6.1)%	$2,959.6	(12.5)%	$3,384.1
Excise taxes	(1,017.9)	(2.6)%	(1,044.7)	(11.8)%	(1,183.8)
Net sales(2)	1,760.2	(8.1)%	1,914.9	(13.0)%	2,200.3
Cost of goods sold	(1,123.2)	(5.9)%	(1,193.0)	(13.3)%	(1,375.8)
Gross profit	637.0	(11.8)%	721.9	(12.4)%	824.5
Marketing, general and administrative expenses	(511.3)	(1.5)%	(519.3)	(9.4)%	(573.1)
Special items, net(3)	(0.6)	(99.8)%	(313.1)	(14.4)%	(365.9)
Operating income (loss)	125.1	N/M	(110.5)	(3.5)%	(114.5)
Interest income(4)	3.6	(7.7)%	3.9	(11.4)%	4.4
Other income (expense), net	9.3	N/M	(3.1)	72.2%	(1.8)
Income (loss) from continuing operations before income taxes	$138.0	N/M	$(109.7)	(2.0)%	$(111.9)
N/M = Not meaningful

(1)	Historical volumes have been recast to reflect the impacts of aligning policies on reporting financial volumes as a result of the Acquisition. See "Worldwide Beer Volume" above for further details.

(2)	Reflects gross segment sales and volumes which are eliminated in the consolidated totals.

(3)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" of the Notes for detail of special items.

(4)	Interest income is earned on trade loans to on-premise customers exclusively in the U.K. and is typically driven by note receivable balances outstanding from period to period.
Significant events
As a result of the Acquisition, the Miller brands were added to our Europe segment's portfolio beginning October 11, 2016, and effective January 1, 2017, various European markets including Sweden, Spain, Germany, Ukraine and Russia, which are currently under our MCI segment, will move to our Europe segment.
As part of our continued strategic review of our European supply chain network, during the fourth quarter of 2015, we announced the planned closure of the Burton South brewery in the U.K., in which we will consolidate production within our recently modernized Burton North brewery. The closure is expected to be completed by the end of 2017. Additionally, as part of this review, we closed our Plovdiv brewery in Bulgaria during the fourth quarter of 2015 and our Alton brewery in the U.K. during the second quarter of 2015. As a result of these closures, we incurred charges which were recorded within special items and are discussed further below.

During the fourth quarter of 2014 and first quarters of 2015 and 2016, we received assessments from a local country regulatory authority in Europe related to indirect tax calculations. Related to these assessments, we have concluded that a portion of the estimated range of loss is deemed probable, and, as a result, have recorded a charge of approximately $50 million, based on foreign exchange rates at December 31, 2016. The aggregate amount of the assessments received is approximately $98 million, based on foreign exchange rates at December 31, 2016. While we continue to challenge the validity of these assessments and defend our position regarding the method of calculation, if the assessments, as issued, are ultimately upheld, they could materially affect our results of operations, including excise taxes, net sales revenue and resulting impacts to other consolidated financial statement line items. Based on the assessments received and related impacts, we estimate a current range of loss of up to approximately $132 million, based on foreign exchange rates at December 31, 2016, excluding consideration of interest and penalties. See Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" of the Notes for further discussion.
In the second quarter of 2015, we terminated our agreement with Carlsberg whereby it held the exclusive distribution rights for the Staropramen brand in the U.K. This gave us the exclusive distribution rights for the Staropramen brand in the U.K. by the end of 2015. Additionally, the termination of our contract brewing arrangement with Heineken in the U.K. became effective at the end of April 2015. Related to these contract terminations, we recorded net termination fees of $10.0 million for 2015 within special items, net. To lessen the impact of the lost revenue associated with the Heineken contract, we closed certain breweries as noted above. Additionally, during the third quarter of 2015, we sold our U.K. malting facility and purchased the Rekorderlig cider brand distribution rights in the U.K. and Ireland.
Further, in 2015 and 2014, we recorded impairment charges for certain indefinite-lived intangible brands primarily driven by continued macroeconomic challenges, and have reclassified these brands to definite-lived. See "Special items, net" below for more details.
Foreign currency impact on results
Our Europe segment operates in numerous countries within Europe, and each country's operations utilize distinct currencies. During 2016, foreign currency movements unfavorably impacted our Europe USD income from continuing operations before income taxes by $7.3 million. During 2015, foreign currency movements decreased our Europe USD loss from continuing operations before income taxes by $24.0 million. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional gains and losses is recorded within other income (expense). See "Foreign Exchange" section below for details related to the volatility of the GBP following the U.K.'s vote to leave the EU.
Volume and net sales
Sales volume decreased in 2016 compared to 2015, due to lower contract brewing volumes partially offset by volume growth, as well as the addition of the Staropramen, Rekorderlig and Bavaria brands in the U.K.
Net sales per hectoliter increased 1.0% in local currency in 2016 compared to 2015, primarily driven by lower contract brewing volume. Excluding the impact from the termination of the brewing agreements and the indirect tax provision discussed above, positive brand and geographic mix was partially offset by negative net pricing.
Sales volume decreased in 2015 compared to 2014, due to lower contract brewing volumes and the loss of the Modelo brands in the U.K. in 2015, partially offset by strong growth in Romania and Croatia.
Net sales per hectoliter increased 6.3% in local currency in 2015 compared to 2014, primarily driven by a higher percentage of owned brand sales, partially offset by the loss of contract brewing revenue and the Modelo brands in the U.K.
Cost of goods sold
Cost of goods sold per hectoliter increased 4.4% in local currency in 2016 compared to 2015, driven by mix shift to higher-cost brands and geographies as well as a lower net pension benefit.
Cost of goods sold per hectoliter increased 5.4% in local currency in 2015 compared to 2014, primarily due to lower contract brewing volume in the U.K., partially offset by positive supply chain performance.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 3.1% in local currency in 2016 compared to 2015, driven by higher marketing investments and brand amortization expenses, partially offset by lower overhead costs.
Marketing, general and administrative expenses increased 2.8% in local currency in 2015 compared to 2014, driven by the release of a regulatory reserve in the third quarter of 2014 and an $11.3 million non-core gain recognized in the first quarter of 2014 related to the favorable resolution of an indirect-tax audit, along with severance costs and higher brand amortization expense in 2015.
Special items, net
During 2016, we received the final settlement of insurance proceeds of $9.3 million related to losses incurred by our Europe business from flooding in Serbia, Bosnia and Croatia which occurred during 2014. This benefit was recorded within special items, net. See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" of the Notes for further discussion.
During 2016, we incurred special charges associated with the planned closure of our Burton South brewery of $8.5 million which includes accelerated depreciation charges in excess of our normal depreciation of $7.5 million. During 2015 we incurred $1.4 million of accelerated depreciation charges in excess of our normal depreciation associated with this brewery.
During 2016, we incurred asset abandonment related special charges associated with the Alton brewery of $0.5 million, and during 2015, we incurred asset abandonment related special charges of $24.0 million, including accelerated depreciation in excess of our normal depreciation associated with this brewery of $21.8 million. In 2014, we incurred accelerated depreciation in excess of our normal depreciation associated with the Alton brewery of $4.0 million.
During 2016, we incurred asset abandonment related special charges related to the closure of our Plovdiv brewery of $1.8 million, and during 2015 we incurred asset abandonment related special charges of $2.1 million including accelerated depreciation in excess of our normal depreciation of $1.0 million.
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
During the third quarter of 2015, we identified impairment indicators pertaining to indefinite-lived intangible assets related to certain European brands driven by key changes to our underlying assumptions supporting the value of the brands. Specific changes include underperformance through the 2015 peak season driving a downward shift in management's forecasts, along with challenging macroeconomic and competitive conditions that we no longer expect to subside in the near term. As a result, we recorded an aggregate impairment charge of $275.0 million within special items in the third quarter of 2015 and reclassified the brands to definite-lived intangible assets. This followed impairment charges of indefinite-lived brand assets of $360.0 million in 2014. See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Goodwill and Intangible Assets" of the Notes for further discussion.
Molson Coors International Segment

	For the years ended
	December 31, 2016	Change	December 31, 2015	Change	December 31, 2014
	(In millions, except percentages)
Volume in hectoliters(1)(2)	1.495	(7.3)%	1.613	13.0%	1.428
Sales	$191.0	7.9%	$177.0	(3.9)%	$184.2
Excise taxes	(27.4)	(15.7)%	(32.5)	16.5%	(27.9)
Net sales	163.6	13.2%	144.5	(7.5)%	156.3
Cost of goods sold(3)	(107.1)	8.6%	(98.6)	2.2%	(96.5)
Gross profit	56.5	23.1%	45.9	(23.2)%	59.8
Marketing, general and administrative expenses	(65.3)	2.2%	(63.9)	(12.6)%	(73.1)
Special items, net(4)	(31.1)	N/M	(6.4)	N/M	—
Operating income (loss)	(39.9)	63.5%	(24.4)	83.5%	(13.3)
Other income (expense), net	0.2	(150.0)%	(0.4)	N/M	—
Income (loss) from continuing operations before income taxes	$(39.7)	60.1%	$(24.8)	86.5%	$(13.3)
N/M = Not meaningful

(1)	Historical volumes have been recast to reflect the impacts of aligning policies on reporting financial volumes as a result of the Acquisition. See "Worldwide Beer Volume" above for further details.

(2)	Excludes royalty volume of 1.908 million hectoliters, 1.458 million hectoliters and 1.351 million hectoliters in 2016, 2015 and 2014, respectively.

(3)	Reflects gross segment purchases which are eliminated in the consolidated totals.

(4)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" of the Notes for detail of special items.
Significant events
As a result of the Acquisition, the Miller brands were added to MCI's portfolio beginning October 11, 2016. Additionally, as a result of the Acquisition, effective January 1, 2017, various European markets including Sweden, Spain, Germany, Ukraine and Russia, which were previously part of our MCI segment will move to our Europe segment while the results of the MillerCoors Puerto Rico business, which were previously included as part of the U.S. segment, will be reported within the MCI segment.
In the fourth quarter of 2015, a newly elected government in the state of Bihar, India, announced plans to ban the sale of "country" liquor and to limit the sale of other forms of alcohol, such as beer, to certain government owned outlets, effective April 1, 2016. On April 5, 2016, four days after the start of the ban on "country" liquor, the government of the state of Bihar announced immediate changes to the ban, implementing a complete prohibition of the sale and consumption of all forms of alcohol. As a result of this ban, our Molson Coors Cobra India business is currently not operating and is idled pending any future change in law or regulation. This ban does not impact our Mount Shivalik business operating outside of Bihar, India. Due to this triggering event, and as the expected length of the prohibition is unclear, we performed an interim impairment assessment for the impacted tangible assets, intangible assets and the India reporting unit goodwill. Specifically, upon identification of the triggering event, we completed step one of the goodwill impairment test comparing the fair value of the India reporting unit to its carrying value using a combination of discounted cash flow analyses and market approaches, which resulted in the need to complete step two. Upon completion of step two, we recorded an impairment of tangible assets of $11.0 million and impairment of goodwill and definite-lived intangibles of $19.8 million within special items during the second quarter of 2016. The remaining goodwill attributable to the India reporting unit of $6.4 million, based on foreign exchange rates at December 31, 2016, is associated with cash flows in other states in India, where alcohol sales are not prohibited. We continue to monitor legal proceedings impacting the regulatory environment as it relates to our ability to resume operations in the state. In addition, if the facts or circumstances associated with the expected collectibility of certain Bihar receivables due from the government of approximately $6 million, based on foreign exchange rates at December 31, 2016, adversely change or if future cash flows are adversely impacted relative to the projected cash flows used in the impairment analysis we may incur additional impairment or other losses in future periods.
In accordance with our strategy to increase our international portfolio and deepen our reach into the rapidly growing India beer market, MCI acquired Mount Shivalik, a regional brewer, during the second quarter of 2015. As part of the transaction, MCI acquired Mount Shivalik's entire brand portfolio, including the leading strong-beer brand Thunderbolt, and assumed direct control over brewing operations. The acquisition of Mount Shivalik added two breweries and more than doubled our brewing capacity in India. We believe this acquisition has resulted in a powerful combination of industry leading brewing expertise, brand reach and operational efficiency that has allowed us to accelerate the growth of our brands within the India market.
Additionally, during the second quarter of 2015, we announced our decision to substantially restructure our business in China and consequently recognized employee-related and asset write-off charges.
Foreign currency impact on results
Our MCI segment operates in numerous countries around the world and each country's operations utilize distinct currencies. Foreign currency movements favorably impacted MCI's USD loss before income taxes by $1.0 million for 2016 and unfavorably impacted our USD loss before income taxes by $4.3 million for 2015. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense).
Volume and net sales
Sales volume excluding royalty volume decreased by 7.3% in 2016 compared to 2015, primarily driven by the enactment of total alcohol prohibition implemented in the state of Bihar, India, the repatriation of our U.K. Staropramen rights to our European segment along with the substantial restructure of our business in China. Sales volume including royalty volume increased by 10.8% driven by the addition of the Miller global brands, volume growth in Latin America, including our launch in Colombia, as well as volume growth in Japan.
Net sales per hectoliter increased 22.2% in 2016 compared to 2015, primarily due to higher pricing and favorable sales mix changes. The increase in 2016 is also driven by the recognition of price promotion expenses related to the substantial restructure of our business in China in 2015.
Total sales volume including royalty volumes increased 14.0%, and sales volume excluding royalty volume increased by 13.0% in 2015 compared to 2014, due to volume growth in India from strong performance of our existing business and our acquisition of Mount Shivalik during the second quarter of 2015, along with Coors Light growth in Latin America including our latest launch in Colombia.
Net sales per hectoliter decreased 23.0% in 2015 compared to 2014, primarily due to sales mix changes and foreign currency movements.
Cost of goods sold
Cost of goods sold per hectoliter increased 17.2% in 2016 compared to 2015, driven primarily by sales mix changes.

Cost of goods sold per hectoliter decreased 14.9% in 2015 compared to 2014, due to sales mix changes and foreign currency movements.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 2.2% in 2016 compared to 2015, primarily due to the addition of the Miller global brands along with higher brand investments in Latin America, partially offset by cost savings from the substantial restructure of our business in China.
Marketing, general and administrative expenses decreased 12.6% in 2015 compared to 2014, driven by the substantial restructure of our business in China, as well as foreign currency movements.
Corporate

	For the years ended
	December 31, 2016	Change	December 31, 2015	Change	December 31, 2014
	(In millions, except percentages)
Volume in hectoliters	—	—%	—	—%	—
Sales	$1.0	—%	$1.0	(9.1)%	$1.1
Excise taxes	—	—%	—	—%	—
Net sales	1.0	—%	1.0	(9.1)%	1.1
Cost of goods sold	22.9	N/M	(14.7)	N/M	(4.7)
Gross profit	23.9	N/M	(13.7)	N/M	(3.6)
Marketing, general and administrative expenses	(225.4)	99.5%	(113.0)	7.4%	(105.2)
Special items, net(1)	(0.7)	N/M	—	(100.0)%	(0.3)
Operating income (loss)	(202.2)	59.6%	(126.7)	16.1%	(109.1)
Interest expense, net	(248.0)	114.0%	(115.9)	(16.1)%	(138.1)
Other income (expense), net	(47.7)	N/M	(5.8)	(41.4)%	(9.9)
Income (loss) from continuing operations before income taxes	$(497.9)	100.4%	$(248.4)	(3.4)%	$(257.1)
N/M = Not meaningful

(1)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" of the Notes for detail of special items.

Significant events
In connection with the Acquisition, we have incurred, and will continue to incur, various transaction and integration costs as further discussed below. See Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Acquisition and Investments" of the Notes.
Cost of goods sold
The unrealized changes in fair value on our commodity swaps, which are economic hedges, are recorded as cost of goods sold within our Corporate business activities. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. Cost of goods sold for the years ended December 31, 2016, and December 31, 2015, include unrealized mark-to-market gains of $23.1 million and losses of $14.1 million, respectively, on these commodity swaps.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased in 2016 compared to 2015, primarily due to transaction costs associated with the Acquisition of $108.4 million.
Interest expense, net
Net interest expense increased in 2016 compared to 2015, primarily due to the incremental interest expense on our 2016 Notes issued July 7, 2016, compared to the prior year, as well as other net interest costs associated with the Acquisition. We incurred approximately $77 million of Acquisition related net interest expense for the period prior to the completion of the Acquisition from January 1, 2016 through October 10, 2016. See Part II—Item 8 Financial Statements and Supplementary Data, Note 16, "Derivative Instruments and Hedging Activities" and Note 12, "Debt" for further details.
Net interest expense decreased in 2015 compared to 2014, driven primarily by lower interest expense recorded on our $300 million 2.0% notes due 2017 ("$300 million notes") and our $500 million 3.5% notes due 2022 ("$500 million notes") as a result of our interest rate swap hedges on these notes.
Other income (expense), net
The increase in other income (expense) from 2016 compared to 2015, is primarily driven by financing costs incurred on our bridge loan of approximately $63 million which were incurred prior to the Acquisition. Other income (expense) during 2016 is partially offset by the $20.5 million gain on the sale of non-operating assets as well as unrealized gains on foreign currency forwards which are economic hedges entered into during the second quarter of 2016 in connection with the issuance of our 2016 Notes on July 7, 2016.
Other income (expense) includes $6.9 million of amortization expense related to commitment fees on the bridge loan for the year ended December 31, 2015. Additionally, other income (expense) includes a gain of $3.3 million 2015, resulting from the sale of a non-operating asset.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Other Income and Expense" of the Notes for further discussion of other income (expense) amounts.
Liquidity and Capital Resources
Our primary sources of liquidity include cash provided by operating activities and access to external capital. We believe that cash flows from operations and cash provided by short-term and long-term borrowings, when necessary, will be more than adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, anticipated dividend payments and capital expenditures for the next twelve months, and our long-term liquidity requirements.
A significant portion of our trade receivables are concentrated in Europe. While these receivables are not concentrated in any specific customer and our allowance on these receivables factors in collectibility, we may encounter difficulties in our ability to collect due to the impact to our customers of any further economic downturn within Europe.
A significant portion of our cash flows from operating activities is generated outside the U.S., in currencies other than USD. As of December 31, 2016, approximately 64% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but under current law would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We accrue for U.S. federal and state tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue U.S. federal and state tax consequences. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. These financing arrangements, along with cash flows from our U.S. segment are sufficient to fund our current cash needs in the U.S.
Net Working Capital
As of December 31, 2016, we had negative working capital and debt-free net working capital of $303.1 million compared to positive working capital and debt-free net working capital of $70.3 million as of December 31, 2015. Short-term borrowings and the current portion of long-term debt are excluded from net working capital, as they are not reflective of the ongoing operational requirements of the business. The levels of working capital required to run our business fluctuate with the seasonality in our business. Our working capital is also sensitive to foreign exchange rates, as a significant portion of current assets and current liabilities are denominated in either CAD or our European operating currencies such as, but not limited to, GBP, Euro, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu, Bulgarian Lev and Hungarian Forint, while financial results are reported in USD. While we continue to work towards improving our working capital, we may be unable to maintain these working capital benefits in the long term. Below is a table outlining our current and historical net working capital levels:

	As of
	December 31, 2016	December 31, 2015
	(In millions)
Current assets	$2,169.6	$1,258.8
Less: Current liabilities	(3,157.5)	(1,217.2)
Add back: Current portion of long-term debt and short-term borrowings	684.8	28.7
Net working capital	$(303.1)	$70.3
As a result of the Acquisition, MillerCoors' net assets became consolidated on October 11, 2016. The decrease in net working capital from $70.3 million at December 31, 2015, to negative $303.1 million at December 31, 2016, is primarily related to an overall increase in accounts payable and other current liabilities due to the consolidation of MillerCoors' current liabilities, partially offset by an increase in cash balances and accounts receivable resulting from the consolidation of MillerCoors. The increase in current portion of long-term debt and short-term borrowings is due to our $300 million 2.0% notes and CAD 500 million 3.95% notes maturing during 2017.
Cash Flows and Use of Cash
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors described in Part I, Item 1A. Risk Factors.
Cash Flows from Operating activities
Net cash provided by operating activities of approximately $1.1 billion in 2016, increased by $411.0 million compared to 2015. This increase is primarily related to additional operating cash generated by the U.S. business from October 11, 2016, through December 31, 2016, as a result of the Acquisition as well as higher cash paid for pension contributions in 2015 including the $227.1 million discretionary payment to our U.K. pension plan. This increase is partially offset by higher cash paid for interest and higher cash paid for taxes primarily due to the Acquisition.
Net cash provided by operating activities of $715.9 million in 2015 decreased by $572.0 million compared to 2014. This decrease was primarily due to lower net income, adjusted for lower non-cash add-backs, along with unfavorable foreign currency movements, higher cash paid for pension contributions, including our $227.1 million discretionary payment to our U.K. pension plan, and taxes.
Cash Flows from Investing activities
Net cash used in investing activities of approximately $12.3 billion in 2016, increased by approximately $12.0 billion compared to 2015 driven primarily by the completion of the Acquisition for $12.0 billion. This increase is partially offset by the receipt of CAD 183.1 million ($140.8 million) of proceeds from the sale of our Vancouver brewery.
Net cash used in investing activities of $334.7 million in 2015, increased by $95.3 million compared to 2014 driven primarily by the cash paid in 2015 for the acquisition of Mount Shivalik in India and the Rekorderlig distribution rights in the U.K.

Cash Flows from Financing activities
Net cash provided by financing activities of approximately $11.3 billion in 2016, increased by approximately $11.8 billion compared to 2015. This increase is primarily driven by the approximate $6.9 billion of net proceeds from the issuance of the 2016 Notes on July 7, 2016, the $2.5 billion of proceeds received from borrowings on our term loan agreement as well as the approximate $2.5 billion of net proceeds received from our February 3, 2016, equity offering of 29.9 million shares of our Class B common stock, to fund the Acquisition.
Net cash used in financing activities of $531.5 million in 2015, decreased by $285.8 million compared to 2014. This decrease is primarily driven by proceeds on our commercial paper program and other revolving credit facilities in 2015 compared to repayments in 2014. Specifically, we had proceeds of $3.9 million in 2015 versus repayments of $513.9 million in 2014. This decrease is partially offset by our Class B common stock share repurchase of approximately $150 million in 2015 as well as increased repayments on our overdraft facilities, payments for debt issuance costs and dividend payments during 2015.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 12, "Debt" of the Notes for a summary of our financing activities and debt position at December 31, 2016, and December 31, 2015.
Capital Resources
Cash and Cash Equivalents
As of December 31, 2016, we had total cash and cash equivalents of $560.9 million, compared to $430.9 million at December 31, 2015. The increase in cash and cash equivalents at December 31, 2016, from December 31, 2015, was driven by lower 2015 cash balances due to the additional cash used to pay our discretionary cash contributions of $227.1 million made to our U.K. pension plan in the first quarter of 2015 and share repurchases of approximately $150 million, as well as the consolidation of MillerCoors' cash as a result of the Acquisition. This increase was partially offset by the $200 million partial paydown on our term loan as well as higher cash paid for Acquisition related expenses.
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
Borrowings
The majority of our outstanding borrowings as of December 31, 2016, consisted of fixed-rate senior notes, with maturities ranging from 2017 to 2046. On July 7, 2016, MCBC issued the 2016 Notes in order to partially fund the financing of the Acquisition. This issuance resulted in total proceeds of approximately $6.9 billion, net of underwriting fees and discounts of $36.5 million and $17.7 million, respectively. Total estimated amounts capitalized in connection with the 2016 Notes, including underwriting fees, discounts as well as other financing related costs, were approximately $65 million and will be amortized over the terms of the 2016 Notes. The 2016 Notes began accruing interest upon issuance, with semi-annual payments due on the USD Notes and CAD Notes in January and July beginning in 2017, and annual payments on our EUR Notes beginning July 2017.
As a result of the issuance of our 2016 Notes, we terminated our outstanding 364-day bridge loan agreement concurrent with the receipt of these proceeds. There were no outstanding borrowings on the bridge loan upon termination. We also had a term loan agreement to partially fund the Acquisition that provided access to a total term loan commitment of up to $1.5 billion in a 3-year tranche and up to $1.5 billion in a 5-year tranche, for an aggregate principal amount of up to $3.0 billion. On October 11, 2016, in connection with the closing of the Acquisition, we borrowed $1.0 billion under the 3-year tranche and $1.5 billion under the 5-year tranche, for an aggregate principal amount of $2.5 billion. The net proceeds received from the term loan as well as the issuance of the 2016 Notes and February 3, 2016, equity offering were sufficient to fund the purchase price of the Acquisition, and on October 11, 2016, the $12.0 billion of cash consideration was transferred upon close of the Acquisition. Subsequent to the Acquisition, we repaid $200 million on our term loan in accordance with our deleveraging goals.
The CAD 900 million 5.0% notes due 2015 were repaid during the third quarter of 2015 using the proceeds from the issuance of the CAD 500 million 2.75% notes due 2020 and CAD 400 million 2.25% notes due 2018, which were both issued in September 2015 (collectively the "2015 Notes"). Beginning in the second quarter of 2014, we entered into forward starting interest rate swap agreements to manage our exposure to the volatility of the interest rates associated with future interest payments on the forecasted debt issuance. Under the agreements, we were required to early terminate these swaps at the approximate time we issued the previously forecasted debt. At the time of issuance of the 2015 Notes, the government of Canada bond rates were trading at a yield lower than that locked in by the interest rate swaps, resulting in an aggregate loss of CAD 39.2 million ($29.5 million at settlement), which was recorded in other comprehensive income and is being amortized to interest expense over the life of the associated note. During 2014, we also entered into interest rate swaps to economically convert our fixed rate $500 million 3.5% notes due 2022 to floating rate debt. Additionally, in the first quarter of 2015, we entered into interest rate swaps with an aggregate notional amount of $300 million and a cross currency swap with a notional amount of EUR 265 million ($300 million upon execution) to economically convert our fixed rate $300 million 2.0% notes due in 2017 to floating rate, Euro denominated debt. During the fourth quarter of 2015, we voluntarily cash settled all of our interest rate swaps which resulted in cash receipts of $18.8 million as well as our cross currency swap which resulted in cash receipts of $16.0 million. We also hold short-term borrowings primarily related to overdrafts on our cross-border cross-currency cash pool arrangement and overdraft facilities. See Part II—Item 8 Financial Statements, Note 12, "Debt" of the Notes for further details.
Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on our $750 million revolving credit facility if the need arises. There were no outstanding borrowings under our $750 million revolving credit facility as of December 31, 2016. As we had no outstanding borrowings as of December 31, 2016, under our commercial paper program, $750 million was available to draw on under this revolving credit facility. We also have Japanese Yen ("JPY") overdraft facilities, CAD and GBP lines of credit with several banks should we need additional short-term liquidity. We also currently utilize and will further utilize our cross-border, cross-currency cash pool as well as our commercial paper program for liquidity needs after this revolving credit facility expires in 2019.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions. The covenants specify that our leverage ratio cannot exceed 3.5x debt to earnings before interest expense, tax expense, depreciation and amortization ("EBITDA"), as defined in our credit agreement. As of December 31, 2016, and December 31, 2015, we were in compliance with all of these restrictions and have met all debt payment obligations. The restrictions related to our 2016 Notes and term loan are substantially similar as those of our outstanding senior notes as of December 31, 2016, which all rank pari-passu. As part of our financing for the Acquisition, we amended our $750 million revolving multi-currency credit facility during the fourth quarter of 2015, effective following the completion of the Acquisition, to increase the maximum leverage ratio to 5.75x debt to EBITDA, with a decline to 3.75x debt to EBITDA in the fourth year following the completion of Acquisition.
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

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
Weighted-Average Exchange Rate (1 USD equals)
Canadian dollar (CAD)	1.32	1.27	1.11
Euro (EUR)	0.90	0.89	0.75
British pound (GBP)	0.75	0.65	0.60
Czech Koruna (CZK)	24.61	24.48	20.67
Croatian Kuna (HRK)	6.78	6.85	5.58
Serbian Dinar (RSD)	110.81	107.46	84.82
New Romanian Leu (RON)	4.05	3.99	3.33
Bulgarian Lev (BGN)	1.77	1.75	1.46
Hungarian Forint (HUF)	285.13	278.85	228.63

	As of
	December 31, 2016	December 31, 2015
Closing Exchange Rate (1 USD equals)
Canadian dollar (CAD)	1.34	1.38
Euro (EUR)	0.95	0.92
British pound (GBP)	0.81	0.68
Czech Koruna (CZK)	25.69	24.88
Croatian Kuna (HRK)	7.18	7.04
Serbian Dinar (RSD)	117.23	111.86
New Romanian Leu (RON)	4.31	4.16
Bulgarian Lev (BGN)	1.86	1.80
Hungarian Forint (HUF)	294.36	290.44
The weighted-average exchange rates for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, have been calculated based on the average of the foreign exchange rates during the relevant period and have been weighted according to the foreign denominated earnings from continuing operations of the USD equivalent.
If foreign currencies in the countries in which we operate devalue significantly in future periods, most significantly the CAD and European operating currencies included in the above table, then the impact on USD reported earnings may be material. For example, as a result of the referendum held on June 23, 2016, in which a majority of voters in the U.K. voted in favor of the U.K. leaving the European Union, the GBP has since weakened and continues to be volatile. Any significant weakening of the GBP to the USD will have an adverse impact on our European revenues as reported in USD due to the importance of U.K. sales.
Capital Expenditures
In 2016, we incurred $339.9 million, and have paid $341.8 million, for capital improvement projects worldwide, excluding capital spending by MillerCoors for the pre-Acquisition period of January 1, 2016, through October 10, 2016, and other equity method joint ventures, representing an approximate 26% increase versus 2015 capital expenditures incurred of $269.1 million, primarily driven by the incremental capital expenditure spend of MillerCoors for the post-Acquisition period. We currently expect to incur total capital expenditures of approximately $750 million in 2017, based on foreign exchange rates as of December 31, 2016, including capital expenditures associated with the new construction intended to replace the

Vancouver brewery and excluding capital spending by equity method joint ventures. The increase in planned expenditures for 2017 from 2016 is driven by the addition of MillerCoors' capital expenditures as a consolidated entity for the full year 2017 compared to October 11, 2016, through December 31, 2016 for 2016, construction of an efficient and flexible brewery in British Columbia, and spending to capture transaction-related synergies and other cost savings.
We have increased our focus on where and how we employ our planned capital expenditures, specifically strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.
Contractual Obligations and Commercial Commitments
Contractual Obligations
A summary of our consolidated contractual obligations as of December 31, 2016, based on foreign exchange rates at December 31, 2016, is as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Debt obligations	$12,142.3	$685.3	$1,597.6	$2,872.0	$6,987.4
Interest payments on debt obligations	4,948.2	351.6	660.9	583.2	3,352.5
Retirement plan expenditures(1)	638.4	163.4	104.7	106.4	263.9
Operating leases	223.4	57.0	79.0	48.2	39.2
Other long-term obligations(2)	3,223.1	978.4	1,022.9	633.7	588.1
Total obligations	$21,175.4	$2,235.7	$3,465.1	$4,243.5	$11,231.1
See Part II - Item 8 Financial Statements and Supplementary Data, Note 12, "Debt", Note 15, "Employee Retirement Plans and Postretirement Benefits", Note 16, "Derivative Instruments and Hedging Activities" and Note 18, "Commitments and Contingencies" of the Notes for additional information.

(1)
Represents expected contributions under our defined benefit pension plans in the next twelve months and our benefit payments under postretirement benefit plans for all periods presented. The net underfunded liability at December 31, 2016, of our defined benefit pension plans (excluding our overfunded plans) and postretirement benefit plans is $416.6 million and $835.0 million, respectively. Defined benefit pension plan contributions in future years will vary based on a number of factors, including actual plan asset returns and interest rates, and as such, have been excluded from the above table. We fund pension plans to meet the requirements set forth in applicable employee benefits laws. We may also voluntarily increase funding levels to meet financial goals. Excluding BRI and BDL, in 2017, we expect to make contributions to our defined benefit pension plans of approximately $100 million to $120 million and benefit payments under our OPEB plans of approximately $50 million, based on foreign exchange rates as of December 31, 2016.

Our U.K. pension plan is subject to a statutory valuation for funding purposes every three years. The most recent valuation as of June 30, 2016, resulted in a long-term funding commitment plan consisting of MCBC contributions to the plan of a GBP 60 million lump-sum contribution in early 2020 and incremental GBP 25.7 million annual contributions from 2020 through 2026, which are excluded from the above table. We expect to complete this statutory valuation in 2017.
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

(2)
The "other long-term obligations" line primarily includes non-cancelable purchase commitments as of December 31, 2016, that are enforceable and legally binding. Approximately $2.0 billion of the total other long-term obligations relate to long-term supply contracts with third parties to purchase raw material, packaging material and energy used in production. Our aggregate commitments for advertising and promotions, including sports sponsorship, total approximately $788 million. The remaining amounts relate to derivative payments, sales and marketing, distribution, information technology services, open purchase orders and other commitments. Included in other long-term obligations are $9.7 million of unrecognized tax benefits, excluding positions we would expect to settle using deferred tax assets, and $12.6 million of indemnities provided to FEMSA for which we cannot reasonably estimate the timing of future cash flows, and we have therefore included these amounts in the more than 5 years column.
Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity investments and consolidated subsidiaries. See Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" of the Notes for further discussion.
Other Commercial Commitments
Based on foreign exchange rates as of December 31, 2016, future commercial commitments are as follows:

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$60.9	$60.7	$0.2	$—	$—

Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. Additionally, during the fourth quarter of 2014, and first quarters of 2015 and 2016, we received assessments from a local country regulatory authority related to indirect tax calculations in our Europe operations. While we continue to challenge the validity of these assessments and defend our position regarding the method of calculation, if the assessments, as issued, are ultimately upheld, they could materially affect our results of operations, including excise taxes, net sales revenue and resulting impacts to other consolidated financial statement line items. See Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" of the Notes for further discussion.
Off-Balance Sheet Arrangements
In accordance with generally accepted accounting principles in the U.S., our operating leases are not reflected in our consolidated balance sheets. See Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" of the Notes for further discussion of these off-balance sheet arrangements. As of December 31, 2016, we did not have any other material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook for 2017
In 2017, we will continue our relentless focus on delighting our consumers and our customers to ensure we are the first choice brewer in the geographies and segments in which we operate.
In the U.S., as we move forward in 2017, we will continue to drive toward our goal of flat volume in 2018 and volume growth in 2019. We expect to again invest heavily in our flagship brands, Coors Light and Miller Lite along with Coors Banquet. Coors Light recently launched a new extension of the "Climb On" campaign built on our continued commitment to sustainability, which we believe will appeal to a growing number of consumers who support brands that make the world a better place. In above premium, Henry's Hard Sparkling, a new product to play in the growing alcoholic sparkling water category, plans to be launched nationally in March with Lemon Lime and Passion Fruit flavors, while Redd's and Blue Moon Belgian White expect to introduce new aluminum pint packaging in the second quarter. Tenth and Blake, the craft and import division of MillerCoors, will continue to focus on integrating and rapidly expanding the geographic reach of our craft acquisitions. As an example, the Terrapin Beer Company, expects to open its brand-new tap room and microbrewery at The Battery Atlanta, adjacent to SunTrust Park, which will soon be the new home of the Atlanta Braves baseball team. In addition, Tenth and Blake expects to accelerate efforts on Peroni to drive incremental growth. Finally, we are implementing a range of new initiatives to boost our economy portfolio. For example, Miller High Life has new marketing and redesigned packaging, the Keystone family plans to unveil new packaging early this year, and Mickey's plans to bring back its popular large-format glass bottle packaging. In first choice customer engagement, besides the Tammarron survey win, more than 15 retailers named MillerCoors their supplier of the year, and we have increased production flexibility across our brewery network and ramped up two new aluminum pint filling lines in Fort Worth and Shenendoah to meet strong demand for this package. We also remain committed to developing and maintaining strong relationships with our U.S. distributors.

In Canada, our first choice agenda will be focused on bringing back momentum to the top line through a relentless focus on our two largest brands, Coors Light and Molson Canadian, in the premium segment. We look forward to the launch of a new Molson Canadian campaign celebrating Canada's 150th Anniversary this year, and to aligning the Coors Light creative platform with the U.S. "Climb On" campaign. We expect to also drive for further growth in above premium with Coors Banquet, Mad Jack, Belgian Moon and the Heineken brand family. While we expect Miller Genuine Draft to be the main focus Miller brand in the short term, we are fine tuning the potential roles of Miller Lite and Miller High Life to further strengthen our portfolio. Our customer relationships remain one of our key assets, and we anticipate increased call efficiency in 2017 and more focus on the in-store execution of our brand campaigns across all channels. In 2017, we expect to also continue to transform our cost base to ensure we maximize our future competitiveness, including in our brewery network.

In Europe, our first choice consumer agenda now includes the Miller brands, as well as the MCI license and export business in the region starting on January 1, 2017, resulting in our plan to drive Staropramen, Coors, Carling, and Miller with fully aligned strategies across Europe. We expect to also continue building out our craft portfolio, including Sharp's, Franciscan Well and further expansion of Blue Moon across the region. In January 2017, we purchased a controlling interest in the Spanish craft brewery La Sagra. Located near Madrid, La Sagra expands our craft portfolio in the world’s 11th largest beer market and offers a new distribution partner in Spain for Blue Moon Belgian White. In customer excellence, our overall Europe Net Promoter Score increased again in 2016 for the third year in a row, with 9 out of 11 countries improving their customer rating. In the U.K., our key accounts and convenience retail customers scored us number-one out of 21 beverage suppliers.
MCI has greater scale and reach with the addition of the Miller global brands, including in attractive developing and emerging markets. Beginning on January 1, 2017, we also changed our Puerto Rico business reporting to MCI so that one team is managing the entire Caribbean, while also transferring the European MCI markets to our Europe business. We plan to build on our existing Coors Light momentum in Latin America and leverage opportunities to grow the Coors and Miller brands in high-opportunity markets using an asset-light model of strong partnering and local license agreements. The addition of the Miller global brands complements our growth strategy, and we have already hit the ground running in key priority markets. In existing priority markets, such as Australia and Honduras, where our partners have already embraced Coors Light, we are ready to accelerate growth with the addition of the Miller brands. In attractive new markets, we have begun expanding distribution with local partners, on-boarding our country managers, and activating local transition service agreements.
Pension Plans
We currently anticipate approximately $100 million to $120 million of cash contributions to our defined benefit pension plans in 2017 and pension income of approximately $24 million, based on foreign exchange rates as of December 31, 2016. BRI and BDL pension expense and contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements.
Interest
We anticipate 2017 consolidated net interest expense of approximately $370 million, based on foreign exchange and interest rates at December 31, 2016.
Dividends and Stock Repurchases
As a result of the Acquisition, we plan to maintain our current quarterly dividend of $0.41 per share, and have suspended our share repurchase program as we pay down debt, and we will revisit our dividend policy and share repurchase program once deleveraging is well underway.
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

Pension and Other Postretirement Benefits
Our defined benefit pension plans cover certain current and former employees in the U.S., Canada, the U.K. (within our Europe segment) and Japan (within our MCI segment). Benefit accruals for the majority of employees in our U.S. plan have been frozen and the plans are closed to new entrants. In the U.S., we also participate in, and make contributions to, multi-employer pension plans. Our other postretirement benefit ("OPEB") plans provide medical benefits for retirees and their eligible dependents as well as life insurance and, in some cases, dental and vision coverage, for certain retirees in Canada, the U.S. (MillerCoors and Corporate), and Europe. The U.S., Canada and U.K. defined benefit pension plans are primarily funded, but the Japan plan and all OPEB plans are unfunded. We also offer defined contribution plans in each of our segments.
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
Discount Rates
The assumed discount rates are used to present-value future benefit obligations based on each plan's respective duration. Our pension and postretirement discount rates are based on our annual evaluation of high quality corporate bonds in the various markets based on appropriate indices and actuarial guidance. We believe that our discount rate assumptions are appropriate; however, significant changes in our assumptions may materially affect our pension and OPEB obligations and related expense.
At December 31, 2016, on a weighted-average basis, the discount rates used were 3.36% for our defined benefit pension plans and 3.76% for our OPEB plans. The change from the weighted-average discount rates of 3.82% for our defined benefit pension plans and 4.05% for our postretirement plans at December 31, 2015, is primarily the result of changes in the global economic environment.
A 50 basis point change in our discount rate assumptions would have had the following effects on the projected benefit obligation balances as of December 31, 2016, for our pension and OPEB plans:

	Impact to projected benefit obligation as of December 31, 2016 - 50 basis points
	Decrease	Increase
	(In millions)
Projected benefit obligation - unfavorable (favorable)
Pension obligation	$437.5	$(391.5)
OPEB obligation	47.2	(44.3)
Total impact to the projected benefit obligation	$484.7	$(435.8)
Our U.K. pension plan includes benefits linked to inflation. The above sensitivity analysis does not consider the implications to inflation resulting from the above contemplated discount rate changes. This sensitivity holds all other assumptions constant.
Long-Term Expected Rates of Return on Assets
The assumed long-term expected return on assets (“EROA”) is used to estimate the actual return that will occur on each individual funded plan's respective plan assets in the upcoming year. We determine each plan's EROA with substantial input from independent investment specialists, including our actuaries and other consultants. In developing each plan's EROA, we consider current and expected asset allocations, historical market rates as well as historical and expected returns on each plan's individual asset classes. In developing future return expectations for each of our plan's assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads. The calculation includes inputs for interest, inflation, credit, and risk premium (active investment management) rates and fees paid to service providers. Based on the above factors and expected asset allocations, we have assumed, on a weighted-average basis, an EROA of 4.83% for our defined benefit pension plan assets for cost recognition in 2017. This is a decrease from the weighted-average rate of 5.09% we had assumed in 2016. We believe that our EROA assumptions are appropriate; however, significant changes in our assumptions or actual returns that differ significantly from estimated returns may materially affect our net periodic pension costs.
To compute the expected return on plan assets, we apply the EROA to the market-related value of the pension plans assets adjusted for projected benefit payments to be made from the plan assets and projected contributions to the plan assets. We have elected to recognize actual returns on these assets ratably over a five year period when computing our market-related value of plan assets. The unrecognized portion of actual returns on these assets is included in accumulated other comprehensive income. This method has the effect of reducing the impact of market volatility that may be experienced from year to year. Specifically, while employer contributions and realized gains and losses (such as dividends received or gains and losses on sales of assets) are reflected immediately in the market-related value of assets, each year's unrealized gains and losses are recognized into the market-related value over five years. Therefore, significant divergences of actual returns from expected returns may not have an immediate impact on each of our plan's future net periodic pension costs; rather, such differences will be recognized into the market-related value over the five years, following the event. Therefore, future years' pension expense will continue to be impacted by the gains and losses experienced in prior years.
A 50 basis point change in our discount rate and expected return on assets assumptions made at the beginning of 2016 (and at October 11, 2016, for MillerCoors' plans) would have had the following effects on 2016 net periodic pension and postretirement benefit costs:

	Impact to 2016 pension and postretirement benefit costs - 50 basis points (unfavorable) favorable
	Decrease	Increase
	(In millions)
Description of pension and postretirement plan sensitivity item
Expected return on pension plan assets	$(12.2)	$33.6
Discount rate on pension plans	$(20.1)	$21.7
Discount rate on postretirement plans	$(11.1)	$9.9
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
Equity assets are diversified between domestic and other international investments. Relative allocations reflect the demographics of the respective plan participants. See Part II—Item 8 Financial Statements and Supplementary Data, Note 15, "Employee Retirement Plans and Postretirement Benefits" of the Notes for a comparison of target asset allocation percentages to actual asset allocations at December 31, 2016.
Other Considerations
Our net periodic pension and postretirement benefit costs are also influenced by the potential amortization (or non-amortization) from accumulated other comprehensive income (loss) of deferred gains and losses, which occur when actual experience differs from estimates. We employ the corridor approach for determining each plan's amortization. This approach defines the “corridor” as the greater of 10% of the PBO or 10% of the market-related value of plan assets (as discussed above) and requires amortization of the excess net gain or loss that exceeds the corridor over the average remaining service periods of active plan participants. For our closed plans, the average remaining life expectancy of all plan participants (including retirees) is used. If our actuarial losses significantly exceed this corridor in the future, significant incremental pension and postretirement costs could result. As of year end 2016, the deferred losses of several of our Canadian plans, as well as those in our U.K. plan, exceeded the 10% corridor.

The assumed health care cost trend rates represent the rates at which health care costs are assumed to increase and are based on actuarial input and consideration of historical and expected experience. We use these trends as a significant assumption in determining our postretirement benefit obligation and related costs. Changes in our projections of future health care costs due to general economic conditions and those specific to health care will impact this trend rate. An increase in the trend rate would increase our obligation and expense of our postretirement health care plan. We believe that our health care cost trend rate assumptions are appropriate; however, significant changes in our assumptions may materially affect our postretirement benefit obligations and related costs. At December 31, 2016, the health care trend rates used were ranging ratably from 7.0% in 2017 to 4.5% in 2037, consistent with our health care trend rates ranging ratably from 7.7% in 2016 to 4.5% in 2028 used at December 31, 2015. See Part II—Item 8 Financial Statements and Supplementary Data, Note 15, "Employee Retirement Plans and Postretirement Benefits" of the Notes for the impact of a one-percentage point change in assumed health care cost trend rates on total service and interest cost components and postretirement benefit obligation at December 31, 2016.
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
See Part I—Item 3 Legal Proceedings and Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" of the Notes for a discussion of our contingencies, environmental and litigation reserves as of December 31, 2016.
Goodwill and Intangible Asset Valuation
Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. As of the date of our annual impairment test, performed as of October 1, the operations in each of the specific regions within our Canada, Europe and MCI segments are components based on the availability of discrete financial information and the regular review by segment management. Therefore, the components within each respective segment must be evaluated for aggregation to determine if the components have similar economic characteristics. As a result, in certain cases, we have aggregated business units, within an operating segment, into one reporting unit if the specific aggregation criteria under U.S. GAAP is met. Specifically, we have concluded that the components within the Canada and Europe segment each meet the criteria as having similar economic characteristics and therefore have aggregated these components into the Canada and Europe reporting units, respectively. Therefore, the Canada and Europe reporting units are consistent with our operating segments. However, for our India business, the reporting unit is one level below the MCI operating segment. Any change to the conclusion of our reporting units or the aggregation of components within our reporting units could result in a different outcome to our annual impairment test. As of the date of our annual impairment test, our significant indefinite-lived intangible assets included the Molson core brands and the Coors Light distribution rights in Canada, and the Carling and Staropramen brands in Europe. As further discussed below, we reclassified the Molson core brands from indefinite-lived to definite-lived intangible assets following the completion of our annual impairment test. Additionally, following the completion of the Acquisition on October 11, 2016, the Coors and Miller brand families in the U.S. are also included within our significant indefinite-lived intangible asset portfolio.
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
Changes in the factors used in our fair value estimates, including declines in industry or company-specific beer volume sales, margin erosion, termination of brewing and/or distribution agreements with other brewers, and discount rates used, could have a significant impact on the fair values of the reporting units and indefinite-lived intangible assets.
Reporting Units and Goodwill
Our 2016 annual goodwill impairment testing determined that the fair value of our Canada reporting unit declined from the prior year, largely due to continued economic and competitive challenges negatively impacting our business, including sustained challenges facing the Molson core brands as further discussed below. Our Europe reporting unit fair value remained comparable with the prior year, and continues to be considered at risk of failing step one of the goodwill impairment test. Specifically, the fair value of the Europe and Canada reporting units were estimated at approximately 14% and 29% in excess of carrying value, respectively, as of the October 1, 2016, testing date. The excess of the fair value over the carrying value of the Europe reporting unit slightly improved from the prior year. The improvement in the current year was driven by a decrease to the carrying value of the reporting unit versus the prior year, in addition to the fair value of the reporting unit benefiting from improved cost savings estimates and favorable tax rate changes, which positively impacted the forecasted future cash flows for the Europe reporting unit. While the fair value of our Canada reporting unit declined from the prior year, the Canada reporting unit had an increase in the fair value in excess of the carrying value from the prior year primarily due to the impacts of the Molson core brands impairment charge resulting in a reduction to the overall carrying value of the reporting unit. The Canada reporting unit, continued to face challenging market dynamics during the year, including continued performance declines within the Molson core brands, resulting in a reduction of forecasted results in comparison to the prior year, which were slightly off-set by incremental cost savings initiatives included in the current year forecast. Although the fair value in excess of the carrying value has increased for the Canada reporting unit from the October 1, 2015, testing date, the fair value is sensitive to further unfavorable changes in forecasted cash flows, macroeconomic conditions, market multiples or discount rates that could have an adverse impact. The fair value of the India reporting unit approximated its carrying value, as there were no significant changes indicating a reduction in the fair value of the reporting unit since our completion of an interim impairment assessment during the second quarter of 2016.
Intangible Assets
During the annual impairment testing as of October 1, 2016, we identified a decline in the fair value of the Molson core brands indefinite-lived intangible asset below its carrying value, driven by key factors impacting our underlying assumptions supporting the value of the brands within the Molson portfolio. Specific changes included a continued decline in performance throughout 2016 which drove a downward shift in management's forecasts, a challenging market dynamic and competitive conditions not expected to subside in the near-term, as well as an increased discount rate. As a result, we recorded an aggregate impairment charge to the Molson core brands asset of $495.2 million within special items in the fourth quarter of 2016. The fair value of the Coors Light brand distribution rights continues to be sufficiently in excess of its carrying value as of the testing date.
In conjunction with the Molson core brands impairment during our annual testing, we also reassessed the brands' indefinite-life classification and determined that the Molson core brands asset had characteristics that indicated a definite-life assignment was more appropriate, including prolonged weakness in consumer demand driven by increased economic and competitive pressures. These factors have resulted in sustained declines in performance, and it is unclear when these ongoing pressures on the brands will subside. These brands were therefore reclassified as definite-lived intangible assets as of October 1, 2016, and are now being amortized over their remaining useful lives ranging from 30 to 50 years.

Our Europe indefinite-lived intangible asset fair values, including the Staropramen and Carling brands, continue to be sufficiently in excess of their respective carrying values as of the annual testing date. During 2015 and 2014, we also recognized impairment charges on certain European indefinite-lived brands of $275.0 million and $360.0 million, respectively. These brands were reclassified as definite-lived intangible assets as of September 30, 2015, and are being amortized over their remaining useful lives of 30 to 50 years. Separately, the Coors and Miller indefinite-lived brands in the U.S. were recognized at their fair values upon completion of the Acquisition on October 11, 2016.
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
Key Assumptions
As of the date of our annual impairment test, performed as of October 1, the Europe reporting unit goodwill is at risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including prolonged, or further weakening of, adverse economic conditions or significant unfavorable changes in tax, environmental or other regulations, including interpretations thereof), terminal growth rates, market transaction multiples and/or weighted-average cost of capital utilized in the discounted cash flow analyses. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections used for our Europe reporting unit testing reflect continued challenging environments in the future followed by growth resulting from a longer term recovery of the macroeconomic environment, as well as the benefit of anticipated cost savings and specific brand-building and innovation activities. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units and indefinite-lived intangibles may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in sales volume and increase in costs that could significantly impact our immediate and long-range results, a decrease in sales volume driven by a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long-term volume trends, a continuation of the trend away from core brands in certain of our markets, especially in markets where our core brands represent a significant portion of the market, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) adverse changes in macroeconomic conditions or an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a recession or worsening of the overall European economy), (iii) volatility in the equity and debt markets or other country specific factors which could result in a higher weighted-average cost of capital, (iv) sensitivity to market multiples; and (v) regulation limiting or banning the manufacturing, distribution or sale of alcoholic beverages.
Based on known facts and circumstances, we evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual assessment and incorporate into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses.
In 2016, the discount rates used in developing our fair value estimates for each of our reporting units were 8.0% and 9.0% for our Canada and Europe reporting units, respectively. These rates are consistent with the discount rates used in our 2015 testing. In 2016, discount rates used for testing of indefinite-lived intangibles ranged from 7.5% to 9.0% considering the market or country specific risk premium for each geography in which our brands are based. The discount rates for the Carling and Staropramen brands in Europe, and the Coors Light brand distribution rights in Canada, decreased in 2016, primarily due to a reduction in risk free rates between testing dates. The discount rate applied to the Molson core brands in Canada increased in 2016 due to an increase in the unsystematic risk premium as a result of recent performance trends that have shown continued declines in net sales and volume pressures that are indicative of increased risk surrounding future brand performance. Consistent with the prior year testing, we assessed qualitative factors to determine whether it was more likely than not that the fair value of our water rights, an indefinite-lived intangible asset, was greater than its carrying amount and determined that a full quantitative analysis was not necessary.
While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future. For example, a 50 basis point increase in our discount rate assumptions, which is within a reasonable range of historical discount rate fluctuations between test dates, would have had the following effects on the fair value cushion in excess of carrying value for the Europe and Canada reporting units as of the October 1, 2016, test date:

	Impact to the fair value cushion as of October 1, 2016 - 50 basis points increase
	Cushion (as reported)	Cushion (post-sensitivity)
	% of fair value in excess of carrying value
Reporting units:
Europe	14%	11%
Canada	29%	25%
Post sensitivity, the fair values of the Europe and Canada reporting units remain in excess of the their carrying values. The discount rate sensitivity holds all other assumptions and inputs constant.
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. Excluding the definite-lived intangible asset impairment charge associated with the triggering event that occurred in Bihar, India, which resulted in an impairment of tangible assets of $11.0 million and impairment of goodwill and definite-lived intangibles of $19.8 million in 2016, no such triggering events were identified in 2016. In addition, no such triggering events were identified in 2015 or 2014, with the exception of the license agreement settlement and preceding litigation with Miller in Canada, which resulted in $8.9 million of impairment charges of our definite-lived intangible asset in 2014. See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Goodwill and Intangible Assets" of the Notes for further discussion.
As of December 31, 2016, the carrying values of goodwill and indefinite-lived intangible assets were approximately $8.3 billion and $14.0 billion, respectively. If actual performance results differ significantly from our projections or we experience significant fluctuations in our other assumptions, a material impairment charge may occur in the future. See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Goodwill and Intangible Assets" of the Notes for further discussion and presentation of these amounts.
Income Taxes
Income taxes are accounted for in accordance with U.S. GAAP. Judgment is required in determining our consolidated provision for income taxes. In the ordinary course of our global business, there are many transactions for which the ultimate tax outcome is uncertain. Additionally, our income tax provision is based on calculations and assumptions that are subject to examination by many different tax authorities. We adjust our income tax provision in the period it is probable that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.
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
We annually receive cash from our foreign subsidiaries’ current year earnings. Separately, we treat all accumulated foreign subsidiary earnings through December 31, 2016, as indefinitely reinvested under the accounting guidance, and accordingly, have not provided for any U.S. or foreign tax thereon. In order to arrive at this conclusion, we considered factors including, but not limited to, past experience, domestic cash requirements and cash generated by MillerCoors, as well as cash requirements to satisfy the ongoing operations, capital expenditures and other financial obligations of our foreign subsidiaries. As of December 31, 2016, approximately $17 million of undistributed earnings and profits attributable to foreign subsidiaries were considered to be indefinitely invested. Our intention is to permanently reinvest the earnings outside of the U.S. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. The amount of tax payable could be impacted by the jurisdiction in which a distribution was made, the amount of the distribution, foreign withholding taxes under applicable tax laws when distributed, relevant tax treaties and foreign tax credits. While it is not practical to determine the amount of tax, we believe that U.S. foreign tax credits and tax planning strategies would allow us to make remittances in a tax efficient manner.
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
New Accounting Pronouncements
New Accounting Pronouncements Not Yet Adopted
Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued authoritative guidance intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The guidance should be applied under a modified retrospective transition approach for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. Any leases that expire before the initial application date will not require any accounting adjustment. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance.
Revenue Recognition
In May 2014, the FASB issued authoritative guidance related to new accounting requirements for the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. The guidance also includes enhanced disclosure requirements which are intended to help financial statement users better understand the nature, amount, timing and uncertainty of revenue being recognized. Subsequent to the release of this guidance, the FASB has issued additional updates intended to provide interpretive clarifications and to reduce the cost and complexity of applying the new revenue recognition standard both at transition and on an ongoing basis. The new standard and related amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that annual reporting period. Upon adoption of the new standard, the use of either a full retrospective or cumulative effect transition method is permitted. We are currently in the process of evaluating the potential impact this new guidance will have on our financial statements and do not anticipate early adoption. We have not completed this evaluation and therefore, cannot conclude whether the guidance will have a significant impact on our financial statements at this time. However, based on preliminary work completed, we are considering the implications that the new standard may have on our contract brewing arrangements, presentation of certain customer related trade spend, as well as the timing of recognition of certain promotional discounts, which are areas that could potentially be impacted by the adoption of the new guidance. We currently anticipate that we will utilize the cumulative effect transition method, however, this expectation may change following the completion of our evaluation of the impact of this guidance on our financial statements.
Other than the items noted above, there have been no new accounting pronouncements not yet effective that we believe have a significant impact, or potential significant impact, to our consolidated financial statements.
See Part II-Item 8 Financial Statements and Supplementary Data, Note 2, "New Accounting Pronouncements" of the Notes for a description of new accounting pronouncements.

Pro Forma Information

The following unaudited pro forma financial information gives effect to the Acquisition and the related financing as if they were completed on January 1, 2015, the first day of our 2015 fiscal year. The pro forma adjustments are based on items that are factually supportable, are directly attributable to the Acquisition, and are expected to have a continuing impact on our results of operations. Any nonrecurring items directly attributable to the Acquisition or the related completed financing are excluded in the pro forma statements of operations. Pro forma information does not include adjustments for costs related to integration activities following the completion of the Acquisition, cost savings or synergies that have been or may be achieved by the combined businesses. The unaudited pro forma information has been calculated after applying MCBC’s accounting policies and adjusting the results of MillerCoors to reflect the additional depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2015, together with the consequential tax effects. Additionally, the following unaudited pro forma information does not reflect the impact of the acquisition of the Miller global brand portfolio as we are not able to estimate the historical results of operations from this business and have concluded, based on the limited information available to MCBC, it is insignificant to the overall Acquisition. The pro forma information should not be considered indicative of the results that would have occurred if the Acquisition and related financing had been completed on January 1, 2015, nor are they indicative of future results. If the pro forma financial information for the year ended December 31, 2016, was presented assuming the Acquisition took place on January 1, 2016, the pro forma information would not be materially different.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2016
(IN MILLIONS, EXCEPT PER SHARE DATA)

	MCBC Historical	MillerCoors Historical (1)	Pro Forma Adjustments	Note	Pro Forma Combined
Volume in hectoliters	46.912	55.750	(0.728)	(1)	101.934

Sales	$6,597.4	$6,987.2	$(39.5)	(1)	$13,545.1
Excise taxes	(1,712.4)	(861.8)	12.3	(1)	(2,561.9)
Net sales	4,885.0	6,125.4	(27.2)		10,983.2
Cost of goods sold	(3,003.1)	(3,457.4)	77.3	(2)	(6,383.2)
Gross profit	1,881.9	2,668.0	50.1		4,600.0
Marketing, general and administrative expenses	(1,597.3)	(1,413.2)	40.2	(3)	(2,970.3)
Special items, net	2,523.9	(85.6)	(2,965.0)	(4)	(526.7)
Equity income in MillerCoors	500.9	—	(500.9)		—
Operating income (loss)	3,309.4	1,169.2	(3,375.6)		1,103.0
Interest income (expense), net	(244.4)	(1.4)	(123.0)	(5)	(368.8)
Other income (expense), net	(29.7)	3.7	58.9	(6)	32.9
Income (loss) from continuing operations before income taxes	3,035.3	1,171.5	(3,439.7)		767.1
Income tax benefit (expense)	(1,050.7)	(3.3)	581.3	(7)	(472.7)
Net income (loss) from continuing operations	1,984.6	1,168.2	(2,858.4)		294.4
Income (loss) from discontinued operations, net of tax	(2.8)	—	—		(2.8)
Net income (loss) including noncontrolling interests	1,981.8	1,168.2	(2,858.4)		291.6
Net income (loss) attributable to noncontrolling interests	(5.9)	(11.0)	—		(16.9)
Net income (loss) attributable to MCBC	$1,975.9	$1,157.2	$(2,858.4)		$274.7

Net income (loss) per share attributable to MCBC from continuing operations:
Net income (loss) attributable to MCBC from continuing operations	$1,978.7	$1,157.2	$(2,858.4)		$277.5
Basic	$9.33				$1.29
Diluted	$9.27				$1.28
Weighted-average shares—basic	212.0		2.7	(8)	214.7
Weighted-average shares—diluted	213.4		2.7	(8)	216.1

(1)	Represents MillerCoors' activity for the pre-Acquisition periods of January 1, 2016, through October 10, 2016.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2015
(IN MILLIONS, EXCEPT PER SHARE DATA)

	MCBC Historical	MillerCoors Historical	Pro Forma Adjustments	Note	Pro Forma Combined
Volume in hectoliters	33.746	71.220	(0.954)	(1)	104.012

Sales	$5,127.4	$8,822.2	$(54.9)	(1)	$13,894.7
Excise taxes	(1,559.9)	(1,096.7)	—		(2,656.6)
Net sales	3,567.5	7,725.5	(54.9)		11,238.1
Cost of goods sold	(2,163.5)	(4,547.5)	(23.3)	(2)	(6,734.3)
Gross profit	1,404.0	3,178.0	(78.2)		4,503.8
Marketing, general and administrative expenses	(1,051.8)	(1,828.7)	(57.5)	(3)	(2,938.0)
Special items, net	(346.7)	(110.1)	—		(456.8)
Equity income in MillerCoors	516.3	—	(516.3)		—
Operating income (loss)	521.8	1,239.2	(652.0)		1,109.0
Interest income (expense), net	(112.0)	(1.6)	(250.8)	(5)	(364.4)
Other income (expense), net	0.9	5.7	6.9	(6)	13.5
Income (loss) from continuing operations before income taxes	410.7	1,243.3	(895.9)		758.1
Income tax benefit (expense)	(51.8)	(4.7)	(134.9)	(7)	(191.4)
Net income (loss) from continuing operations	358.9	1,238.6	(1,030.8)		566.7
Income (loss) from discontinued operations, net of tax	3.9	—	—		3.9
Net income (loss) including noncontrolling interests	362.8	1,238.6	(1,030.8)		570.6
Net income (loss) attributable to noncontrolling interests	(3.3)	(20.8)	—		(24.1)
Net income (loss) attributable to MCBC	$359.5	$1,217.8	$(1,030.8)		$546.5

Net income (loss) per share attributable to MCBC from continuing operations:
Net income (loss) attributable to MCBC from continuing operations	$355.6	$1,217.8	$(1,030.8)		$542.6
Basic	$1.92				$2.52
Diluted	$1.91				$2.51
Weighted-average shares—basic	185.3		29.9	(8)	215.2
Weighted-average shares—diluted	186.4		29.9	(8)	216.3

(1)	Sales

The following pro forma adjustments eliminate beer sales between MCBC and MillerCoors for the years ended December 31, 2016, and 2015, that were previously recorded as affiliate sales and became intercompany transactions after the Acquisition was completed and thus eliminate in consolidation.

	For the years ended
	December 31, 2016	December 31, 2015
	(In millions)
Hectoliters of beer and other beverages sold	(0.728)	(0.954)

MCBC's beer sales to MillerCoors	$7.5	$11.7
MillerCoors' beer sales to MCBC	32.0	43.2
Total pro forma adjustment to sales	$39.5	$54.9
Excise tax adjustment(1)	$12.3	$—

(1)
Reflects the benefit associated with an anticipated refund to Coors Brewing Company ("CBC"), a wholly-owned subsidiary of MCBC, of U.S. federal excise tax paid on products imported by CBC based on qualifying volumes exported from the U.S. by CBC. Historically, the benefit was recorded within the Equity income in MillerCoors line item, which has been removed for pro forma purposes. Had the Acquisition occurred at the beginning of the fiscal year, the excise tax benefit would have been recorded as a benefit to the excise tax line item within the U.S. segment and as such, has been adjusted in the pro forma information to reflect this.

(2)	Cost of Goods Sold

The following pro forma adjustments (increase)/decrease cost of goods sold for the years ended December 31, 2016, and 2015:

	For the years ended
	December 31, 2016	December 31, 2015
	(In millions)
MillerCoors' beer purchases from MCBC (1)	$7.5	$11.7
MCBC's beer purchases from MillerCoors (1)	32.0	43.2
Depreciation (2)	(46.1)	(79.2)
MillerCoors' royalties paid to SABMiller (3)	13.2	16.0
Policy reclassification (4)	(18.6)	(24.9)
Historical charges recorded for pallets (5)	7.3	9.9
Historical charges recorded for inventory step-up (6)	82.0	—
Total pro forma adjustment to cost of goods sold	$77.3	$(23.3)

(1)
Reflects beer purchases between MCBC and MillerCoors that were previously recorded as affiliate purchases and became intercompany transactions after the Acquisition was completed and thus eliminate in consolidation.

(2)
Reflects the pro forma adjustment to depreciation expense associated with the preliminary estimated fair value of MillerCoors' property, plant and equipment over the preliminary estimated remaining useful life.

(3)
Reflects royalties paid by MillerCoors to SABMiller plc for sales of certain of its licensed brands in the U.S. Upon completion of the Acquisition, royalties are no longer paid related to these licensed brands. See Purchase Agreement for additional details.

(4)
Reflects the reclassification of certain MillerCoors overhead costs from marketing, general and administrative expenses to cost of goods sold to align to MCBC policy related to profit and loss classification of such costs.

(5)
Reflects the amortization of MillerCoors' pallet costs which were historically recorded as a non-current asset and amortized into cost of goods sold, separate from depreciation expense. As part of our policy alignment, the pallets are now classified as depreciable fixed assets within Properties, net and the related depreciation is included as part of depreciation expense that is recognized in cost of goods sold. This adjustment reflects the removal of historical pallet amortization expense recorded within cost of goods sold and the depreciation pro forma adjustment above reflects the updated amount to be recorded as cost of goods sold depreciation going forward.

(6)
Reflects the step-up in fair value of inventory related to the Acquisition which was sold in the fourth quarter of 2016 and therefore increased our historical cost of goods sold. Given this cost does not have a continuing impact, we have accordingly adjusted the pro forma financial information.

(3)	Marketing, General and Administrative

Based on the estimated preliminary fair values of identifiable amortizable intangible assets and depreciable property, plant and equipment, and the preliminary estimated useful lives assigned, the following pro forma adjustments to amortization and depreciation expenses have been made to marketing, general and administrative expenses for the years ended December 31, 2016, and 2015. Additionally, a pro forma adjustment has been made to eliminate MillerCoors' service agreement income related to charges to SABMiller for the years ended December 31, 2016, and 2015, that were previously recorded as a reduction to MillerCoors' marketing, general and administrative expenses as this activity with SABMiller ceased upon completion of the Acquisition. We have also removed transaction related costs included in the historical MCBC statements of operations as they will not have a continuing impact. The pro forma adjustments to increase/(decrease) marketing, general and administrative expense are as follows:

	For the years ended
	December 31, 2016	December 31, 2015
	(In millions)
Marketing, general and administrative pro forma adjustment for depreciation and amortization	$56.5	$87.3
MillerCoors' service agreement charges to SABMiller	1.6	2.0
Policy reclassification - See cost of goods sold note 4 above	(18.6)	(24.9)
Historical transaction costs	(79.7)	(6.9)
Total pro forma adjustment to marketing, general and administrative expenses	$(40.2)	$57.5

(4)	Special Items, Net

	For the years ended
	December 31, 2016	December 31, 2015
	(In millions)
Pro forma adjustment to special items, net(1)	$(2,965.0)	$—

(1)
Reflects the net gain of approximately $3.0 billion recorded within special items, net, during the fourth quarter of 2016, representing the excess of the approximate $6.1 billion estimated fair value of our pre-existing 42% equity interest in MillerCoors over its estimated transaction date carrying value of approximately $2.7 billion, as well as the reclassification of the loss related to MCBC's historical AOCI on our 42% interest in MillerCoors of $458.3 million. Refer to Note 4, "Acquisition and Investments" for further details regarding the inputs used to determine revaluation.

(5)	Interest Income (Expense)

Represents the pro forma adjustments for the incremental interest expense, including the amortization of debt issuance costs, as if the Acquisition and related financing had occurred on January 1, 2015. The Acquisition was funded by the approximate $2.5 billion of net proceeds from our February 3, 2016, equity offering, the approximate $6.9 billion of net proceeds from the issuance of the 2016 Notes on July 7, 2016, and the $2.5 billion of net proceeds received from the borrowings on our term loan on October 11, 2016. We incurred costs related to the committed financing we had in place prior to the completion of the Acquisition and earned interest income on the cash proceeds from the equity issuance and 2016 Notes prior to the completion of the Acquisition. We have therefore removed these amounts for pro forma purposes as they would not have been incurred or earned had the Acquisition and related financing been completed on January 1, 2015. Additionally, we incurred losses on the swaption derivative instruments that we entered into to economically hedge a portion of our long-term debt issuance with which we partially funded the Acquisition. These swaptions were not designated in hedge accounting relationships as the hedges were entered into in association with the Acquisition and, accordingly, all mark-to-market fair value adjustments were reflected within interest expense. As the losses on the swaptions are nonrecurring and do not have a continuing impact on the business, we have removed them from our pro forma financial information. The 2016 Notes are fixed rate notes and the term loan bears monthly interest at the rate of 1.50% + 1-month LIBOR.

	For the years ended
	December 31, 2016	December 31, 2015
	(In millions)
Term Loan
Debt issuance cost amortization expense	$2.0	$2.2
Interest expense on principal	50.7	44.3
Total term loan interest expense adjustments	$52.7	$46.5
2016 Notes
Debt issuance cost and discount amortization expense	$5.2	$5.2
Interest expense on principal	198.9	199.2
Total 2016 Notes interest expense adjustments	$204.1	$204.4
Historical fees
Historical financing costs and interest expense on term loan	$(17.5)	$(0.1)
Historical financing costs and interest expense on 2016 Notes	(98.9)	—
Historical mark-to-market on swaptions	(36.4)	—
Historical interest income on money market accounts	19.0	—
Total historical interest expense adjustments	$(133.8)	$(0.1)
Total pro forma adjustment to interest expense	$123.0	$250.8

(6)	Other Income (Expense)

Represents the elimination of historical financing costs that do not have a continuing impact related to the bridge loan and other derivative and foreign exchange net gains recorded on cash received from the 2016 Notes, which have been included in the historical financial statements within other income (expense).

	For the years ended
	December 31, 2016	December 31, 2015
	(In millions)
Historical financing costs on the bridge loan	$63.4	$6.9
Historical derivative and foreign exchange net gains related to the 2016 Notes	(4.5)	—
Total pro forma adjustment to other income (expense)	$58.9	$6.9

(7)	Income Tax Benefit (Expense)

MillerCoors elected to be taxed as a partnership for U.S. federal and state income tax purposes. As a result, the related tax attributes of MillerCoors are passed through to its shareholders and income taxes are payable by its shareholders. Therefore, income tax expense within MCBC's historical results includes the tax effect of our 42% equity income from MillerCoors. The pro forma adjustment to income tax expense is inclusive of both the tax effect of the assumption of the incremental 58% of MillerCoors' pretax income, as well as the tax effect of the other pro forma adjustments impacting pretax income discussed above, based on the estimated blended U.S. federal and state statutory income tax rate and other pro forma tax considerations.

	For the years ended
	December 31, 2016	December 31, 2015
	(In millions)
Total pro forma adjustment to income tax benefit (expense)	$581.3	$(134.9)

(8)	Weighted-Average Shares Outstanding

Weighted-average shares outstanding have been calculated to include the impact of the shares that were issued in the first quarter of 2016 in conjunction with the February 3, 2016, equity offering, which was completed to fund a portion of the Acquisition. As such, the below adjustment assumes such shares were outstanding on January 1, 2015.

	For the years ended
	December 31, 2016	December 31, 2015
	(In millions)
Historical weighted-average shares
Weighted-average shares—basic	212.0	185.3
Weighted-average shares—diluted	213.4	186.4
Impact of shares issued in February 3, 2016, equity offering
Weighted-average shares—basic	2.7	29.9
Weighted-average shares—diluted	2.7	29.9
Pro forma weighted-average shares
Weighted-average shares—basic	214.7	215.2
Weighted-average shares—diluted	216.1	216.3

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
Due to the completion of the Acquisition on October 11, 2016, MillerCoors' exposures are included as of December 31, 2016. As we previously accounted for our 42% interest in MillerCoors as an equity method investment, the related exposures are not included as of December 31, 2015. Further, in order to finance the Acquisition, we entered into multiple financing agreements during 2016 subject to market risk which are also included as of December 31, 2016.
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
Commodity Price Risk
We use commodities in the production and distribution of our products. To manage the related price risk for these costs, we utilize market-based derivatives and long-term supplier-based contracts. Our primary objective when entering into these transactions is to achieve price certainty for commodities used in our supply chain. We manage our exposures through a combination of purchase orders, long-term supply contracts and over-the-counter financial instruments.
Details of market-risk sensitive debt, derivative and other financial instruments are included in the table below. Notional amounts and fair values are presented in USD based on the applicable exchange rate as of December 31, 2016, and December 31, 2015, respectively. See Part II—Item 8 Financial Statements and Supplementary Data, Note 12, "Debt" and Note 16, "Derivative Instruments and Hedging Activities" of the Notes for further discussion.

	Notional amounts by expected maturity date							December 31, 2016	December 31, 2015
	Year end
	2017	2018	2019	2020	2021	Thereafter	Total	Fair value Asset/(Liability)	Fair value Asset/(Liability)
	(In millions)
Long-term debt:
CAD 500 million 3.95% Series A notes due 2017	$372.0	$—	$—	$—	$—	$—	$372.0	$(382.7)	$(376.0)
CAD 400 million 2.25% notes due 2018	$—	$297.6	$—	$—	$—	$—	$297.6	$(302.3)	$(290.9)
CAD 500 million 2.75% notes due 2020	$—	$—	$—	$372.0	$—	$—	$372.0	$(381.0)	$(363.9)
CAD 500 million 2.84% notes due 2023	$—	$—	$—	$—	$—	$372.0	$372.0	$(372.3)	$—
CAD 500 million 3.44% notes due 2026	$—	$—	$—	$—	$—	$372.0	$372.0	$(370.0)	$—
$300 million 2.0% notes due 2017	$300.0	$—	$—	$—	$—	$—	$300.0	$(301.7)	$(301.1)
$500 million 1.45% notes due 2019	$—	$—	$500.0	$—	$—	$—	$500.0	$(496.1)	$—
$1.0 billion 2.10% notes due 2021	$—	$—	$—	$—	$1,000.0	$—	$1,000.0	$(984.0)	$—
$500 million 3.5% notes due 2022	$—	$—	$—	$—	$—	$500.0	$500.0	$(511.8)	$(505.2)
$2.0 billion 3.0% notes due 2026	$—	$—	$—	$—	$—	$2,000.0	$2,000.0	$(1,913.4)	$—
$1.1 billion 5.0% notes due 2042	$—	$—	$—	$—	$—	$1,100.0	$1,100.0	$(1,147.4)	$(1,046.3)
$1.8 billion 4.2% notes due 2046	$—	$—	$—	$—	$—	$1,800.0	$1,800.0	$(1,709.1)	$—
EUR 800 million 1.25% notes due 2024	$—	$—	$—	$—	$—	$841.4	$841.4	$(846.6)	$—
Term loan due 2019	$—	$—	$800.0	$—	$—	$—	$800.0	$(800.0)	$—
Term loan due 2021	$—	$—	$—	$—	$1,500.0	$—	$1,500.0	$(1,500.0)	$—
Foreign currency management:
Forwards	$161.3	$109.2	$58.9	$—	$—	$—	$329.4	$14.4	$44.1
Commodity pricing management:
Swaps	$327.3	$219.6	$166.5	$73.4	$4.6	$—	$791.4	$(18.1)	$(21.4)
Options	$8.3	$5.3	$—	$—	$—	$—	$13.6	$—	$—
Sensitivity Analysis
Our market sensitive derivative and other financial instruments, as defined by the SEC, are debt, foreign currency forward contracts, commodity swaps and commodity options. We monitor foreign exchange risk, interest rate risk, commodity risk and related derivatives using a sensitivity analysis.

The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolio:

	As of
	December 31, 2016	December 31, 2015
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(35.1)	$(29.7)
Foreign currency denominated debt	$(223.6)	$(103.1)
Interest rate risk:
Debt	$(319.3)	$(99.6)
Commodity price risk:
Commodity swaps	$(66.8)	$(9.4)
Commodity options	$—	$—
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ materially from the results presented in the table above.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements	Page
Consolidated Financial Statements:
Management's Report	78
Report of Independent Registered Public Accounting Firm	79
Consolidated Statements of Operations for the years ended December 31, 2016, December 31, 2015, and December 31, 2014	80
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, December 31, 2015, and December 31, 2014	81
Consolidated Balance Sheets at December 31, 2016, and December 31, 2015	82
Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 31, 2015, and December 31, 2014	84
Consolidated Statements of Stockholders' Equity and Noncontrolling Interests for the years ended December 31, 2016, December 31, 2015, and December 31, 2014	86
Notes to Consolidated Financial Statements	87

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based upon its assessment, management concluded that, as of December 31, 2016, the Company's internal control over financial reporting was effective. We acquired full control of MillerCoors LLC on October 11, 2016, upon completion of the Acquisition. As such, the scope of our assessment of the effectiveness of our internal control over financial reporting did not include the internal control over financial reporting at MillerCoors LLC. This exclusion is consistent with the SEC Staff's guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of the Company's internal control over financial reporting in the year of acquisition. MillerCoors LLC is a wholly-owned subsidiary and represented 68% of the Company's total consolidated assets and 32% of the Company's consolidated net sales as of and for the year ended December 31, 2016, respectively.
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

/s/ MARK R. HUNTER	/s/ TRACEY I. JOUBERT
Mark R. Hunter	Tracey I. Joubert
President & Chief Executive Officer	Chief Financial Officer
Molson Coors Brewing Company	Molson Coors Brewing Company
February 14, 2017	February 14, 2017

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Molson Coors Brewing Company:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Molson Coors Brewing Company and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded MillerCoors LLC from its assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a purchase business combination during 2016. We have also excluded MillerCoors LLC from our audit of internal control over financial reporting. MillerCoors LLC is a wholly-owned subsidiary whose total assets and total net sales represent 68 percent and 32 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
February 14, 2017

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Sales	$6,597.4	$5,127.4	$5,927.5
Excise taxes	(1,712.4)	(1,559.9)	(1,781.2)
Net sales	4,885.0	3,567.5	4,146.3
Cost of goods sold	(3,003.1)	(2,163.5)	(2,493.3)
Gross profit	1,881.9	1,404.0	1,653.0
Marketing, general and administrative expenses	(1,597.3)	(1,051.8)	(1,163.9)
Special items, net	2,523.9	(346.7)	(324.4)
Equity income in MillerCoors	500.9	516.3	561.8
Operating income (loss)	3,309.4	521.8	726.5
Other income (expense), net
Interest expense	(271.6)	(120.3)	(145.0)
Interest income	27.2	8.3	11.3
Other income (expense), net	(29.7)	0.9	(6.5)
Total other income (expense), net	(274.1)	(111.1)	(140.2)
Income (loss) from continuing operations before income taxes	3,035.3	410.7	586.3
Income tax benefit (expense)	(1,050.7)	(51.8)	(69.0)
Net income (loss) from continuing operations	1,984.6	358.9	517.3
Income (loss) from discontinued operations, net of tax	(2.8)	3.9	0.5
Net income (loss) including noncontrolling interests	1,981.8	362.8	517.8
Net (income) loss attributable to noncontrolling interests	(5.9)	(3.3)	(3.8)
Net income (loss) attributable to Molson Coors Brewing Company	$1,975.9	$359.5	$514.0
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$9.33	$1.92	$2.78
From discontinued operations	(0.01)	0.02	—
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$9.32	$1.94	$2.78
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$9.27	$1.91	$2.76
From discontinued operations	(0.01)	0.02	—
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$9.26	$1.93	$2.76
Weighted-average shares—basic	212.0	185.3	184.9
Weighted-average shares—diluted	213.4	186.4	186.1
Amounts attributable to Molson Coors Brewing Company
Net income (loss) from continuing operations	$1,978.7	$355.6	$513.5
Income (loss) from discontinued operations, net of tax	(2.8)	3.9	0.5
Net income (loss) attributable to Molson Coors Brewing Company	$1,975.9	$359.5	$514.0
See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)

	For the Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Net income (loss) including noncontrolling interests	$1,981.8	$362.8	$517.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(234.4)	(918.4)	(849.8)
Unrealized gain (loss) on derivative instruments	9.7	20.9	7.0
Reclassification of derivative (gain) loss to income	(3.0)	(5.4)	2.3
Pension and other postretirement benefit adjustments	62.3	33.6	(136.8)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	31.4	37.5	26.2
Reclassification of historical share of MillerCoors' AOCI loss	258.2	—	—
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	22.3	34.3	(102.2)
Total other comprehensive income (loss), net of tax	146.5	(797.5)	(1,053.3)
Comprehensive income (loss)	2,128.3	(434.7)	(535.5)
Comprehensive (income) loss attributable to noncontrolling interests	(3.0)	(2.3)	(3.8)
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$2,125.3	$(437.0)	$(539.3)
See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (IN MILLIONS)

	As of
	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$560.9	$430.9
Accounts and other receivables:
Trade, less allowance for doubtful accounts of $10.7 and $8.7, respectively	654.4	407.9
Affiliate receivables	15.1	16.8
Other receivables, less allowance for doubtful accounts of $0.6 and $0.8, respectively	135.8	101.2
Inventories:
Finished	213.8	139.1
In process	81.6	13.0
Raw materials	238.5	18.6
Packaging materials	58.8	8.6
Total inventories	592.7	179.3
Other current assets	210.7	122.7
Total current assets	2,169.6	1,258.8
Properties, less accumulated depreciation of $1,499.3 and $1,390.1, respectively	4,507.4	1,590.8
Goodwill	8,250.1	1,983.3
Other intangibles, less accumulated amortization of $404.0 and $341.8, respectively	14,031.9	4,745.7
Investment in MillerCoors	—	2,441.0
Other assets	382.5	256.7
Total assets	$29,341.5	$12,276.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued) (IN MILLIONS, EXCEPT PAR VALUE)

	As of
	December 31, 2016	December 31, 2015
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities (includes affiliate payable amounts of $2.1 and $10.6, respectively)	$2,467.7	$1,184.4
Current portion of long-term debt and short-term borrowings	684.8	28.7
Discontinued operations	5.0	4.1
Total current liabilities	3,157.5	1,217.2
Long-term debt	11,387.7	2,908.7
Pension and postretirement benefits	1,196.0	201.9
Deferred tax liabilities	1,699.0	799.8
Other liabilities	267.0	75.3
Discontinued operations	12.6	10.3
Total liabilities	17,719.8	5,213.2
Commitments and contingencies (Note 18 )
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value per share (authorized: 500.0 shares; issued: 203.7 shares and 172.5 shares, respectively)	2.0	1.7
Class A exchangeable shares, no par value (issued and outstanding: 2.9 shares and 2.9 shares, respectively)	108.1	108.2
Class B exchangeable shares, no par value (issued and outstanding: 15.2 shares and 16.0 shares, respectively)	571.2	603.0
Paid-in capital	6,635.3	4,000.4
Retained earnings	6,119.0	4,496.0
Accumulated other comprehensive income (loss)	(1,545.5)	(1,694.9)
Class B common stock held in treasury at cost (9.5 shares and 9.5 shares, respectively)	(471.4)	(471.4)
Total Molson Coors Brewing Company stockholders' equity	11,418.7	7,043.0
Noncontrolling interests	203.0	20.1
Total equity	11,621.7	7,063.1
Total liabilities and equity	$29,341.5	$12,276.3
See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (IN MILLIONS)

	For the Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$1,981.8	$362.8	$517.8
Adjustments to reconcile net income to net cash provided by operating activities:
Revaluation gain on previously held 42% equity interest in MillerCoors and AOCI reclassification	(2,965.0)	—	—
Inventory step-up in cost of goods sold	82.0	—	—
Depreciation and amortization	388.4	314.4	313.0
Amortization of debt issuance costs and discounts	66.5	11.1	7.0
Share-based compensation	29.9	18.4	23.5
(Gain) loss on sale or impairment of properties and other assets, net	396.0	274.7	375.5
Equity income in MillerCoors	(488.6)	(516.3)	(561.8)
Distributions from MillerCoors	488.6	516.3	561.8
Equity in net (income) loss of other unconsolidated affiliates	(2.6)	(4.5)	1.7
Distributions from other unconsolidated affiliates	—	—	15.4
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	(23.5)	16.7	12.2
Income tax (benefit) expense	1,050.7	51.8	69.0
Income tax (paid) received	(165.0)	(134.1)	(93.1)
Interest expense, excluding interest amortization	262.3	116.1	138.0
Interest paid	(162.5)	(98.9)	(136.3)
Pension expense	10.0	15.3	21.0
Pension contributions (paid)	(12.1)	(256.1)	(33.6)
Change in current assets and liabilities (net of impact of business combinations) and other:
Receivables	65.6	60.8	22.3
Inventories	(23.2)	10.9	(16.5)
Payables and other current liabilities	144.9	(111.0)	75.3
Other assets and other liabilities	(0.1)	71.4	(23.8)
(Gain) loss from discontinued operations	2.8	(3.9)	(0.5)
Net cash provided by operating activities	1,126.9	715.9	1,287.9
Cash flows from investing activities:
Additions to properties	(341.8)	(275.0)	(259.5)
Proceeds from sales of properties and other assets	174.5	11.8	8.8
Acquisition of businesses, net of cash acquired	(11,961.0)	(91.2)	—
Investment in MillerCoors	(1,253.7)	(1,442.7)	(1,388.1)
Return of capital from MillerCoors	1,086.9	1,441.1	1,382.5
Other	8.5	21.3	16.9
Net cash used in investing activities	(12,286.6)	(334.7)	(239.4)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (IN MILLIONS)

	For the Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,525.6	—	—
Exercise of stock options under equity compensation plans	11.2	34.6	44.4
Dividends paid	(352.9)	(303.4)	(273.6)
Payments for purchase of treasury stock	—	(150.1)	—
Payments on debt and borrowings	(223.9)	(701.4)	(74.4)
Proceeds on debt and borrowings	9,460.6	703.3	4.8
Debt issuance costs	(60.7)	(61.8)	(1.9)
Payments on settlement of derivative instruments	—	—	(65.2)
Net proceeds from (payments on) revolving credit facilities and commercial paper	(1.1)	3.9	(513.9)
Change in overdraft balances and other	(40.9)	(56.6)	62.5
Net cash provided by (used in) financing activities	11,317.9	(531.5)	(817.3)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	158.2	(150.3)	231.2
Effect of foreign exchange rate changes on cash and cash equivalents	(28.2)	(43.4)	(48.9)
Balance at beginning of year	430.9	624.6	442.3
Balance at end of year	$560.9	$430.9	$624.6
See notes to consolidated financial statements. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for supplementary cash flow data.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS (IN MILLIONS)

		MCBC Stockholders
			Accumulated			Common Stock
			other	Common stock		held in	Exchangeable			Non
		Retained	comprehensive	issued		treasury	shares issued		Paid-in-	controlling
	Total	earnings	income (loss)	Class A	Class B	Class B	Class A	Class B	capital	interests
Balance at December 31, 2013	$8,630.1	$4,199.5	$154.9	$—	$1.7	$(321.1)	$108.5	$714.1	$3,747.6	$24.9
Exchange of shares	—	—	—	—	—	—	—	(52.6)	52.6	—
Shares issued under equity compensation plan	47.9	—	—	—	—	—	—	—	47.9	—
Amortization of share-based compensation	21.7	—	—	—	—	—	—	—	21.7	—
Purchase of noncontrolling interest	(0.4)	—	—	—	—	—	—	—	1.4	(1.8)
Net income (loss) including noncontrolling interests	517.8	514.0	—	—	—	—	—	—	—	3.8
Other comprehensive income (loss), net of tax	(1,053.3)	—	(1,053.3)	—	—	—	—	—	—	—
Dividends declared and paid	(277.7)	(273.6)	—	—	—	—	—	—	—	(4.1)
Balance at December 31, 2014	$7,886.1	$4,439.9	$(898.4)	$—	$1.7	$(321.1)	$108.5	$661.5	$3,871.2	$22.8
Exchange of shares	—	—	—	—	—	—	(0.3)	(58.5)	58.8	—
Shares issued under equity compensation plan	48.9	—	—	—	—	—	—	—	48.9	—
Amortization of share-based compensation	21.2	—	—	—	—	—	—	—	21.2	—
Purchase of noncontrolling interest	(0.3)	—	—	—	—	—	—	—	0.3	(0.6)
Net income (loss) including noncontrolling interests	362.8	359.5	—	—	—	—	—	—	—	3.3
Other comprehensive income (loss), net of tax	(797.5)	—	(796.5)	—	—	—	—	—	—	(1.0)
Repurchase of common stock	(150.3)	—	—	—	—	(150.3)	—	—	—	—
Dividends declared and paid	(307.8)	(303.4)	—	—	—	—	—	—	—	(4.4)
Balance at December 31, 2015	$7,063.1	$4,496.0	$(1,694.9)	$—	$1.7	$(471.4)	$108.2	$603.0	$4,000.4	$20.1
Exchange of shares	—	—	—	—	—	—	(0.1)	(31.8)	31.9	—
Shares issued under equity compensation plan	(1.1)	—	—	—	—	—	—	—	(1.1)	—
Amortization of share-based compensation	32.3	—	—	—	—	—	—	—	32.3	—
Replacement share-based awards issued in conjunction with Acquisition	46.4	—	—	—	—	—	—	—	46.4	—
Acquisition of businesses	186.3	—	—	—	—	—	—	—	—	186.3
Purchase of noncontrolling interest	(0.1)	—	—	—	—	—	—	—	0.1	(0.2)
Net income (loss) including noncontrolling interests	1,981.8	1,975.9	—	—	—	—	—	—	—	5.9
Other comprehensive income (loss), net of tax	146.5	—	149.4	—	—	—	—	—	—	(2.9)
Issuance of common stock	2,525.6	—	—	—	0.3	—	—	—	2,525.3	—
Dividends declared and paid	(359.1)	(352.9)	—	—	—	—	—	—	—	(6.2)
Balance at December 31, 2016	$11,621.7	$6,119.0	$(1,545.5)	$—	$2.0	$(471.4)	$108.1	$571.2	$6,635.3	$203.0
See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments and Corporate. Our reporting segments include: MillerCoors LLC ("MillerCoors" or U.S. segment), operating in the United States ("U.S."); Molson Coors Canada ("MCC" or Canada segment), operating in Canada; Molson Coors Europe (Europe segment), operating in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, Republic of Ireland, Romania, Serbia, the United Kingdom ("U.K.") and various other European countries; and Molson Coors International ("MCI" or MCI segment), operating in various other countries.
On November 11, 2015, Anheuser-Busch InBev SA/NV (“ABI”) announced it had entered into a definitive agreement to acquire SABMiller plc ("SABMiller") (“ABI/SABMiller transaction”) and concurrently, on November 11, 2015, we entered into a purchase agreement (as amended, the "Purchase Agreement") with ABI to acquire, contingent upon the closing of the ABI/SABMiller transaction, all of SABMiller's 58% economic interest and 50% voting interest in MillerCoors and all trademarks, contracts and other assets primarily related to the Miller brand portfolio outside of the U.S. and Puerto Rico for $12.0 billion in cash, subject to downward adjustment as described in the Purchase Agreement (the "Acquisition"). On October 11, 2016, the Acquisition was completed and MillerCoors, previously a joint venture between MCBC and SABMiller, became a wholly-owned subsidiary of MCBC. Accordingly, for periods prior to October 11, 2016, our 42% economic ownership interest in MillerCoors was accounted for under the equity method of accounting, and, therefore, its results of operations were reported as equity income in MillerCoors in the consolidated statements of operations, and our 42% share of MillerCoors' net assets were reported as investment in MillerCoors in the consolidated balance sheets. Beginning October 11, 2016, MillerCoors was fully consolidated and continues to be reported as our U.S. segment. Additionally, our consolidated balance sheet as of December 31, 2016, includes our acquired assets and liabilities, which were recorded at their respective acquisition-date fair values upon completion of the Acquisition. See Note 4, "Acquisition and Investments" for further discussion.
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
Revenue Recognition
Our net sales represent the sale of beer and other malt beverages (including adjacencies, such as cider and hard soda) net of excise taxes, the vast majority of which are brands that we own and brew ourselves. We import or brew and sell certain non-owned partner brands under licensing and related arrangements. In addition, we contract manufacture for other brewers in some of our markets, and sell beer under export and license arrangements in certain international markets.
Revenue is recognized when the significant risks and rewards of ownership, including the risk of loss, are transferred to the customer or distributor depending upon the method of distribution and shipping terms. The cost of various programs, such as price promotions, rebates and coupon programs are treated as a reduction of sales. In certain of our markets, slotting or listing fees are paid to customers and are also treated as a reduction of sales. Sales of products are for cash or otherwise agreed upon credit terms. Sales are stated net of incentives, discounts and returns. Freight costs billed to customers for shipping and handling are recorded as revenues. Shipping and handling expenses related to costs incurred to deliver product are recognized within cost of goods sold.

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
In addition to supplying our own brands, the U.K. business (within our Europe segment) sells other beverage companies' products to on-premise customers to provide them with a full range of products for their retail outlets. We refer to this as the "factored brand business." Sales from this business are included in our net sales and cost of goods sold when ultimately sold. In the factored brand business, we normally purchase inventory, which includes excise taxes charged by the vendor, take orders from customers for such brands, and invoice customers for the product and related costs of delivery. In accordance with guidance pertaining to reporting revenue gross as a principal versus net as an agent, sales under the factored brand business are reported on a gross basis.
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
In the U.K., loans are extended to a portion of the retail outlets that sell our brands. We reclassify a portion of beer revenue to interest income to reflect a market rate of interest on these loans. In fiscal years 2016, 2015 and 2014, these amounts were $3.6 million, $3.9 million, and $4.4 million, respectively, included in the Europe segment.
Excise Taxes
Excise taxes remitted to tax authorities are government-imposed excise taxes on beer shipments. Excise taxes on beer shipments are shown in a separate line item in the consolidated statements of operations as a reduction of sales. Excise taxes are recognized as a liability, with the liability subsequently reduced when the taxes are remitted to the tax authority.
Cost of Goods Sold
Our cost of goods sold includes costs we incur to make and ship beer. These costs include brewing materials, such as barley, hops and various grains. Packaging materials, such as glass bottles, aluminum cans, cardboard and paperboard are also included in our cost of goods sold. Additionally, our cost of goods sold include both direct and indirect labor, shipping and handling including freight costs, utilities, maintenance costs, warehousing costs, purchasing and receiving costs, depreciation, promotional packaging, other manufacturing overheads and costs to purchase factored brands from suppliers, as well as the estimated cost to facilitate product returns.
Marketing, General and Administrative Expenses
Our marketing, general and administrative expenses include media advertising (television, radio, digital, print), tactical advertising (signs, banners, point-of-sale materials) and promotion costs on both local and national levels within our operating segments. The creative portion of our advertising activities is expensed as incurred. Production costs of advertising and promotional materials are expensed when the advertising is first run. Marketing, general and administrative expenses also include acquisition and integration costs of $108.4 million and $6.9 million for 2016 and 2015, respectively, associated with the Acquisition.
This classification includes general and administrative costs for functions such as finance, legal, human resources and information technology, along with acquisition and integration costs as noted above, which consist primarily of labor and outside services, as well as bad debt expense related to our allowance for doubtful accounts. Unless capitalization is allowed or required by U.S. GAAP, legal costs are expensed when incurred. These costs also include our marketing and sales organizations, including labor and other overheads. This line item additionally includes amortization costs associated with intangible assets, as well as certain depreciation costs related to non-production equipment and share-based compensation.
Share-based compensation is recognized using a straight-line method over the vesting period of the awards. We include estimated forfeitures expected to occur when calculating share-based compensation expense. Our share-based compensation plan and the awards within it contain provisions that accelerate vesting of awards upon change in control, retirement, disability or death of eligible employees and directors. Our share-based awards are considered vested when the employee's retention of the award is no longer contingent on providing service, which for certain awards can result in immediate recognition for awards granted to retirement-eligible individuals or accelerated recognition for awards granted to individuals that will become retirement eligible within the stated vesting period. Also, if less than the stated vesting period, we recognize these costs over the period from the grant date to the date retirement eligibility is achieved.
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
Equity Income in MillerCoors
On October 11, 2016, following the close of the Acquisition, MillerCoors became a wholly-owned subsidiary of MCBC and as a result, MCBC now owns 100% of the outstanding equity and voting interests of MillerCoors. Prior to October 11, 2016, MCBC's equity income in MillerCoors represented our proportionate share for the period of the net income of our investment in MillerCoors accounted for under the equity method. This amount reflected adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between cost and underlying equity in net assets upon the formation of MillerCoors.
Interest Expense, net
Our interest costs are associated with borrowings to finance our operations. In addition to interest earned on our cash and cash equivalents across our business, interest income in the Europe segment is associated with trade loans receivable from customers, primarily in the U.K. As noted above, this includes a portion of beer revenue which is reclassified to interest income to reflect a market rate of interest on these loans. Changes in estimates (if any) to mandatorily redeemable noncontrolling interest liabilities, which are presented within other non-current liabilities on the consolidated balance sheet, are also recognized within interest expense.
We capitalize interest cost as a part of the original cost of acquiring certain fixed assets if the cost of the capital expenditure and the expected time to complete the project are considered significant.
Other Income (Expense)
Our other income (expense) classification primarily includes gains and losses associated with activities not directly related to brewing and selling beer. For instance, aggregate unrealized and realized foreign exchange gains and losses resulting from remeasurement and settlement of foreign-denominated monetary assets and liabilities, as well as certain gains or losses on sales of non-operating assets are classified in this line item. These gains and losses are reported in the operating segment in which they occur; however, foreign exchange gains and losses on intercompany balances are reported within the Corporate segment. The initial recording of foreign-denominated transactions are classified based on the nature of the transaction, with the unrealized or realized foreign exchange gains or losses resulting from the subsequent remeasurement of the monetary asset or liability, and its ultimate settlement, classified in other income (expense). Other income (expense) also includes costs incurred on the bridge loan associated with the Acquisition.
Income Taxes
Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets, liabilities, and certain unrecognized gains and losses recorded in accumulated other comprehensive income (loss). We apply the intraperiod tax allocation rules to allocate our provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations and other comprehensive income (loss) when we meet the criteria prescribed by the guidance. We provide for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the U.S., except for those earnings that we consider to be permanently reinvested. The tax benefit from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained based on its technical merits. We measure and record the tax benefits from such a position based on the largest benefit that has a greater than 50%

likelihood of being realized upon ultimate settlement. Interest, penalties and offsetting positions related to unrecognized tax benefits are recognized as a component of income tax expense. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) ("OCI") represents income and losses for the reporting period, including the related tax impacts, which are excluded from net income (loss) and recognized directly within accumulated other comprehensive income (loss) ("AOCI") as a component of equity. OCI also includes amounts reclassified to income during the reporting period that were previously recognized within AOCI. Amounts remaining within AOCI are expected to be reclassified out of AOCI in the future, at which point they will be recognized within the consolidated statement of operations as a component of net income (loss). We recognize OCI related to the translation of assets and liabilities of our foreign subsidiaries which are denominated in currencies other than USD, unrealized gains and losses on the effective portion of our derivatives designated in cash flow and net investment hedging relationships, actuarial gains and losses and prior service costs related to our pension and other post-retirement benefit plans, as well as our proportionate share of our equity method investments' OCI. Additionally, we do not have the expectation or intent to cash settle certain of our intercompany note receivable and note payable positions in the foreseeable future; therefore, the remeasurement of these obligations is recorded as a component of foreign currency translation adjustments within OCI.
Cash and Cash Equivalents
Cash consists of cash on hand and bank deposits. Cash equivalents represent highly liquid investments with original maturities of three months or less. Our cash deposits may be redeemed upon demand and are maintained with multiple, reputable financial institutions.
Supplementary cash flow includes non-cash issuances of share-based awards. We also have non-cash investing activities related to movements in our guarantee of indebtedness of certain equity method investments, as well as $15.1 million related to the receipt of a note upon the sale of our U.K. malting facility in 2015. In addition, total Acquisition consideration also includes non-cash investing activity related to the issuance of replacement share-based compensation awards, as well as the elimination of a net payable owed by MCBC to MillerCoors. See Note 13, "Share-Based Payments", Note 4, "Acquisition and Investments" and Note 11, "Goodwill and Intangible Assets" for further discussion. There was no other non-cash activity in 2016, 2015 and 2014.
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
In the U.K., loans are extended to a portion of the retail outlets that sell our brands. At December 31, 2016, and December 31, 2015, total loans outstanding, net of allowances, were $21.9 million and $25.7 million, respectively, and are classified as either current or non-current notes receivable in our consolidated balance sheets. An allowance for credit losses is maintained to provide for loan losses deemed to be probable related to specifically identified loans and for losses in the loan portfolio that have been incurred at the balance sheet date. We establish our allowance through a provision for loan losses charged against earnings and recorded in marketing, general and administrative expenses. Loan balances that are written off are recorded against the allowance as a write-off. Activity within the allowance is immaterial for fiscal years 2016, 2015 and 2014.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. We regularly assess the shelf-life of our inventories and reserve for those inventories when it becomes apparent the product will not be sold within our freshness specifications. The allowance for obsolete inventories was $3.3 million and $3.4 million at December 31, 2016 and December 31, 2015, respectively.

Other current assets
Other current assets include prepaid assets, maintenance and operating supplies, promotion materials and derivative assets that are expected to be recognized or realized within the next 12 months. Maintenance and operating supplies include our inventories of spare parts, which are kept on hand for repairs and maintenance of machinery and equipment. The majority of spare parts within our business include motors, fillers and other components that are required to maintain a normal level of production in the event that expected maintenance and/or repairs are required. These parts are inventoried within current assets as they are reasonably expected to be used during the normal operating cycle of the business and are reserved for excess and obsolescence, as appropriate. The allowance for obsolete supplies was $5.5 million and $5.1 million at December 31, 2016, and December 31, 2015, respectively.
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
Returnable containers are recorded at acquisition cost and consist of returnable bottles, kegs, pallets and crates that are both in our direct control within our breweries, warehouses and distribution facilities and those that we indirectly control in the market through our agreements with our customers and other brewers and for which a deposit is received. The deposits received on our returnable containers in the market are recorded as deposit liabilities, included as current liabilities within accounts payable and other current liabilities in the consolidated balance sheets. We estimate that the loss, breakage and deterioration of our returnable containers is comparable to the depreciation calculated on an estimated useful life of up to 5 years for pallets, 4 years for bottles, 7 years for crates, and 15 years for returnable kegs. We also own and maintain other equipment in the market related to delivery of our products to end consumers, for example on-premise dispense equipment and refrigeration units. This equipment is recorded at acquisition cost and depreciated over lives of up to 7 years, depending on the market, reflecting the use of the equipment, as well as the loss and deterioration of the asset.
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
Goodwill and Other Intangible Assets
Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. As of the date of our annual impairment test, performed as of October 1, the operations in each of the specific regions within our Canada, Europe and MCI segments are considered components based on the availability of discrete financial information and the regular review by segment management. We have concluded that the components within the Canada and Europe segments each meet the criteria as having similar economic characteristics and therefore have aggregated these components into the Canada and Europe reporting units, respectively. Additionally, we determined that the components within our MCI segment do not meet the criteria for aggregation with the exception of the operations of our India businesses, which constitute a separate reporting unit. As required, we evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment at the reporting unit level at least annually or when an interim triggering event occurs that would indicate that impairment may have taken place. Our annual test is performed as of the first day of our fiscal fourth quarter. We continuously monitor the performance of our other definite-lived intangible assets and evaluate for impairment when evidence exists that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in such impairment evaluations. Definite-lived intangible assets are stated at cost less accumulated amortization. Amortization is recorded using the straight-line method over the estimated lives of the assets as this approximates the pattern in which the assets economic benefits are consumed.

Equity Method Investments
We apply the equity method of accounting to 20% to 50% owned investments where we exercise significant influence or VIEs for which we are not the primary beneficiary. We use the cumulative earnings approach for determining cash flow presentation of cash distributions received from equity method investees. Distributions received are included in our consolidated statements of cash flows as operating activities, unless the cumulative distributions exceed our portion of the cumulative equity in the net earnings of the equity method investment, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in our consolidated statements of cash flows. Equity method investments at December 31, 2016, include Brewers' Retail, Inc. ("BRI") and Brewers' Distributor Ltd. ("BDL") in Canada. Prior to the completion of the Acquisition on October 11, 2016, equity method investments included our equity ownership in MillerCoors in the U.S.
There are no related parties that own interests in our equity method investments as of December 31, 2016.
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
Pension and Postretirement Benefits
We maintain retirement plans for the majority of our employees. We offer different types of plans within each segment, including defined benefit plans, defined contribution plans and other postretirement benefit plans ("OPEB"). Each plan is managed locally and in accordance with respective local laws and regulations. Our equity investments, BRI and BDL, maintain defined benefit, defined contribution and postretirement benefit plans as well.
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
Projected benefit obligation is the actuarial present value as of the measurement date of all benefits attributed by the plan benefit formula to employee service rendered before the measurement date using assumptions as to future compensation levels and years of service if the plan benefit formula is based on those future compensation levels and years of service. Accumulated benefit obligation is the actuarial present value of benefits (whether vested or unvested) attributed by the plan benefit formula to employee service rendered before the measurement date and based on employee service and compensation, if applicable, prior to that date. Accumulated benefit obligation differs from projected benefit obligation in that it includes no assumption about future compensation levels and years of service.
We employ the corridor approach for determining each plan's potential amortization from AOCI of deferred gains and losses, which occur when actual experience differs from estimates, into our net periodic pension and postretirement benefit cost. This approach defines the "corridor" as the greater of 10% of the projected benefit obligation or 10% of the market-related value of plan assets and requires amortization of the excess net gain or loss that exceeds the corridor over the average remaining service periods of active plan participants. For plans closed to new entrants and the future accrual of benefits, the average remaining life expectancy of all plan participants (including retirees) is used.
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
2. New Accounting Pronouncements
Adoption of New Accounting Pronouncements
Share-based Payments
In March 2016, the Financial Accounting Standards Board ("FASB") issued authoritative guidance intended to simplify and improve several aspects of the accounting for share-based payment transactions. The guidance includes amendments that require excess tax benefits or deficiencies resulting from share-based payments be recognized in the income statement as a component of the provision for income taxes, whereas previously these were recognized within additional paid-in-capital. Further, the new guidance provides an accounting policy election to account for forfeitures as they occur. The new standard also amends the presentation of employee share-based payment-related items in the statement of cash flows by requiring that: (i) excess tax benefits be classified as cash inflows provided by operating activities (MCBC previously included within cash flows from financing activities), and (ii) cash paid to taxing authorities arising from the withholding of shares from employees be classified as cash outflows used in financing activities (MCBC previously included within cash flows from operating activities). We early adopted this guidance during the quarter ended September 30, 2016. The adoption of this guidance resulted in a reduction to our income tax expense of $8.8 million for the year ended December 31, 2016, as a result of excess tax benefits generated during 2016 being recognized as a component of the provision for income taxes as opposed to additional paid-in-capital. The amendments also impacted our calculation of diluted earnings per share under the treasury stock method, as excess tax benefits and deficiencies resulting from share-based payments are no longer included in the assumed proceeds calculation. These provisions of the new guidance have been adopted on a prospective basis as of January 1, 2016, which is the beginning of the annual period that includes the interim period of adoption. As permitted by this standard, the Company has elected to continue to estimate forfeitures expected to occur when calculating share-based compensation expense. The cash flow impacts of the adoption of this guidance were applied on a retrospective basis to all periods presented. These impacts resulted in an increase to net cash provided by operating activities, and a corresponding decrease to net cash provided by financing activities of $26.2 million for the year ended December 31, 2016. The adoption of this guidance impacted our previously reported annual results for fiscal years 2015 and 2014 as follows:

	Year Ended December 31, 2015		Year Ended December 31, 2014
	As Reported	As Adjusted	As Reported	As Adjusted
	(In millions)
Consolidated Statements of Cash Flows:
Net cash provided by (used in) operating activities	$696.4	$715.9	$1,272.6	$1,287.9
Net cash provided by (used in) financing activities	$(512.0)	$(531.5)	$(802.0)	$(817.3)
See Note 20, "Quarterly Financial Information (Unaudited)" for the impacts of the adoption of this guidance on our previously reported quarterly results for fiscal years 2016 and 2015.
Cash Flow Presentation
In August 2016, the FASB issued authoritative guidance intended to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows. The amendment addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. We have early adopted this guidance effective for our year ended December 31, 2016. The adoption of this guidance did not result in any adjustments to our current or previously filed consolidated statements of cash flows.
New Accounting Pronouncements Not Yet Adopted
Goodwill Impairment
In January 2017, the FASB issued authoritative guidance intended to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, the recognition of an impairment charge is calculated based on the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance should be applied on a prospective basis, and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance.
Leases
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
Inventory Measurement
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
Revenue Recognition
In May 2014, the FASB issued authoritative guidance related to new accounting requirements for the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. The guidance also includes enhanced disclosure requirements which are intended to help financial statement users better understand the nature, amount, timing and uncertainty of revenue being recognized. Subsequent to the release of this guidance, the FASB has issued additional updates intended to provide interpretive clarifications and to reduce the cost and complexity of applying the new revenue recognition standard both at transition and on an ongoing basis. The new standard and related amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that annual reporting period. Upon adoption of the new standard, the use of either a full retrospective or cumulative effect transition method is permitted. We are currently in the process of evaluating the potential impact this new guidance will have on our financial statements and do not anticipate early adoption. We have not completed this evaluation and therefore, cannot conclude whether the guidance will have a significant impact on our financial statements at this time. However, based on preliminary work completed, we are considering the implications that the new standard may have on our contract brewing arrangements, presentation of certain customer related trade spend, as well as the timing of recognition of certain promotional discounts, which are areas that could potentially be impacted by the adoption of the new guidance. We currently anticipate that we will utilize the cumulative effect transition method, however, this expectation may change following the completion of our evaluation of the impact of this guidance on our financial statements.
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
Reporting Segments
United States
The U.S. segment consists of our production, marketing and sale of our brands in the U.S. and Puerto Rico, including core brands Coors Light and Miller Lite, as well as Blue Moon, Coors Banquet, Keystone Light, Leinenkugel's, Miller Genuine Draft and Miller High Life and other owned and licensed brands in the U.S. The U.S. segment also has an agreement to brew, package and ship products for Pabst Brewing Company through June 2020. Prior to the completion of the Acquisition on October 11, 2016, MillerCoors was a limited liability company that we jointly owned with SABMiller and which operated in the U.S. and Puerto Rico. See Note 4, "Acquisition and Investments" for further discussion. Effective January 1, 2017, the results of the MillerCoors Puerto Rico business, which were previously included as part of the U.S. segment, will be reported within the MCI segment.
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
We have an agreement with Heineken N.V. ("Heineken") that grants us the right to import, market, distribute and sell Heineken products. Additionally, we had an agreement with SABMiller that granted us the right to brew or import, market, distribute and sell certain Miller brands in Canada which was terminated effective March 2015 and as a result, beginning in the second quarter of 2015, we discontinued distributing these Miller brands in Canada; however, as a result of the Acquisition, beginning October 11, 2016, these Miller brands returned to our Canada business. We also contract brew and package certain, Labatt and Asahi brands for the U.S. market.
Europe
The Europe segment consists of our production, marketing and sales of our brands, including major core brands Carling and Staropramen, as well as Apatinsko, Astika, Bergenbier, Blue Moon, Borsodi, Branik, Coors Light, Jelen, Kamenitza, Miller Genuine Draft, Niksicko, Noroc, Ostravar, Ozujsko, Sharp's Doom Bar and Worthington's, as well as a number of smaller regional ale brands in the U.K., Republic of Ireland and Central Europe. As a result of the Acquisition, a portion of the operating results of the international Miller brand portfolio will be reported in our Europe segment. Our European business also has licensing agreements and distribution agreements with various other brewers. In the U.K., we also sell the Cobra brands through the Cobra Beer Partnership Ltd. joint venture and the Grolsch brands through a joint venture with Royal Grolsch N.V., and are the exclusive distributor for several brands including Singha. Additionally, in order to be able to provide a full line of beer and other beverages to our U.K. on-premise customers, we sell "factored" brands, which are third-party beverage brands for which we provide distribution to retail, typically on a non-exclusive basis. During the second half of 2016, we entered into a long-term partnership agreement with Dutch brewer Bavaria. The agreement gives us the exclusive on-premise and off-premise rights to the sales, distribution and customer marketing of Bavaria and its portfolio of brands in the U.K. In June 2015, we terminated our agreement with Carlsberg whereby it held the exclusive distribution rights for the Staropramen brand in the U.K and we paid Carlsberg an early termination payment of GBP 19.0 million ($29.4 million at payment date). When the transition period concluded on December 27, 2015, we obtained the exclusive distribution rights of the Staropramen brand in the U.K. Separately, in December 2013, we entered into an agreement with Heineken to early terminate our contract brewing and kegging agreement with Heineken under which we produced and packaged the Foster's and Kronenbourg brands in the U.K. As a result of the termination, Heineken agreed to pay us an aggregate early termination payment of GBP 13.0 million. The full amount of the termination payment ($19.4 million upon recognition) was included as income within special items during the year ended December 31, 2015. Additionally, effective January 1, 2017, various European markets including Sweden, Spain, Germany, Ukraine and Russia, which were previously presented within our MCI segment will be included within our Europe segment.
Molson Coors International
The objective of MCI is to grow and expand our business and brand portfolio in new and existing markets, including emerging markets, outside the U.S., Canada, and Europe segments. The focus of MCI includes Latin America (including Mexico, Central America, the Caribbean and South America), Europe (excluding U.K, Ireland and Central Europe, as they are a part of the Europe segment), Asia Pacific and Africa. With the recent acquisition of the Miller brands globally outside of those sales within other segments, MCI has expanded its reach into new attractive markets. Effective January 1, 2017, the results of the MillerCoors Puerto Rico business, which were previously included as part of the U.S. segment, will be reported within the MCI segment, and the results of the MCI Europe business, which are currently included as part of the MCI segment, will be reported within the Molson Coors Europe segment.
Our Latin America business expands the reach of our brands to countries such as Colombia, Mexico and Panama through both exported product from the U.S. along with local partnerships with leading global brewers to market and grow our international brands. Our Asia Pacific business includes India, which consists of both our joint venture with majority share and operational control of Molson Coors Cobra India as well as Molson Coors India Private Ltd. (formally known as Mount Shivalik Breweries Ltd.), along with our businesses in Japan, China and Australia. Our Europe business focuses on expanding the reach of our international brands which are exported from our breweries in the U.S., U.K. and Czech Republic along with local partnerships in markets which typically have a greater barrier to entry, such as Ukraine, Russia and Spain.
The brands we sell include Blue Moon, Carling, Cobra, Coors Light, Corona, Miller Genuine Draft, Miller Lite, Miller High Life, Molson Canadian and Staropramen, as well as brands unique to our international markets including Coors, Coors 1873, Coors Extra, Coors Gold, Iceberg 9000, Thunderbolt and Zima.
Corporate
Corporate includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, information technology, finance, internal audit, insurance and risk management, global growth and commercial initiatives, as well as acquisition, integration and financing costs associated with the Acquisition. Additionally, Corporate includes the results of our water resources and energy operations in Colorado as well as the unrealized changes in fair value on our commodity swaps not designated in hedging relationships, which are later reclassified when realized to the segment in which the underlying exposure resides.

Summarized Financial Information
No single customer accounted for more than 10% of our consolidated sales in 2016, 2015 or 2014. Net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting sales revenues and income (loss) from continuing operations before income taxes eliminate in consolidation.
The following tables represent consolidated net sales, interest expense, interest income and reconciliations of amount shown as income (loss) from continuing operations before income taxes to income (loss) from continuing operations attributable to MCBC:

	Year ended December 31, 2016
	U.S.(1)	Canada	Europe	MCI	Corporate	Eliminations	Consolidated
	(In millions)
Net sales	$1,566.6	$1,425.7	$1,760.2	$163.6	$1.0	$(32.1)	$4,885.0
Interest expense	—	—	—	—	(271.6)	—	(271.6)
Interest income	—	—	3.6	—	23.6	—	27.2
Income (loss) from continuing operations before income taxes	$3,570.4	$(135.5)	$138.0	$(39.7)	$(497.9)	$—	$3,035.3
Income tax benefit (expense)							(1,050.7)
Net income (loss) from continuing operations							1,984.6
Net (income) loss attributable to noncontrolling interests							(5.9)
Net income (loss) from continuing operations attributable to MCBC							$1,978.7

(1)
Prior to October 11, 2016, MCBC’s 42% share of MillerCoors' results of operations were reported as equity income in MillerCoors in the consolidated statements of operations. As a result of the completion of the Acquisition, beginning October 11, 2016, MillerCoors' results of operations were fully consolidated into MCBC’s consolidated financial statements and included in the U.S. segment. The above table reflects this treatment accordingly. Also included in net income from continuing operations attributable to MCBC is a net special items gain of approximately $3.0 billion related to the fair value remeasurement of our pre-existing 42% interest in MillerCoors over its carrying value, as well as the reclassification of the loss related to MCBC's historical AOCI on our 42% interest in MillerCoors. Refer to Note 4, "Acquisition and Investments" for further discussion.

Eliminations reflect inter-segment sales from the Europe segment to the MCI segment as well as inter-segment sales between the U.S. segment and the Canada segment and the U.S. segment and the MCI segment. Income (loss) from continuing operations before income taxes includes the impact of special items. Refer to Note 7, "Special Items" for further discussion.

	Year ended December 31, 2015
	U.S.	Canada	Europe	MCI	Corporate	Eliminations	Consolidated
	(In millions)
Net sales	$—	$1,511.5	$1,914.9	$144.5	$1.0	$(4.4)	$3,567.5
Interest expense	—	—	—	—	(120.3)	—	(120.3)
Interest income	—	—	3.9	—	4.4	—	8.3
Income (loss) from continuing operations before income taxes	$516.3	$277.3	$(109.7)	$(24.8)	$(248.4)	$—	$410.7
Income tax benefit (expense)							(51.8)
Net income (loss) from continuing operations							358.9
Net (income) loss attributable to noncontrolling interests							(3.3)
Net income (loss) from continuing operations attributable to MCBC							$355.6

Eliminations reflect inter-segment sales from the Europe segment to the MCI segment. Income (loss) from continuing operations before income taxes includes the impact of special items. Refer to Note 7, "Special Items" for further discussion.

	Year ended December 31, 2014
	U.S.	Canada	Europe	MCI	Corporate	Eliminations	Consolidated
	(In millions)
Net sales	$—	$1,793.9	$2,200.3	$156.3	$1.1	(5.3)	$4,146.3
Interest expense	—	—	—	—	(145.0)	—	(145.0)
Interest income	—	—	4.4	—	6.9	—	11.3
Income (loss) from continuing operations before income taxes	$561.8	$406.8	$(111.9)	$(13.3)	$(257.1)	—	$586.3
Income tax benefit (expense)							(69.0)
Net income (loss) from continuing operations							517.3
Net (income) loss attributable to noncontrolling interests							(3.8)
Net income (loss) from continuing operations attributable to MCBC							$513.5
Eliminations reflect inter-segment sales from the Europe segment to the MCI segment. Income (loss) from continuing operations before income taxes includes the impact of special items. Refer to Note 7, "Special Items" for further discussion.
The following table presents total assets by segment:

	As of
	December 31, 2016	December 31, 2015
	(In millions)
U.S.(1)	$19,844.7	$2,441.0
Canada	4,206.8	4,560.6
Europe	4,673.7	4,807.5
MCI	255.6	133.7
Corporate	360.7	333.5
Consolidated total assets	$29,341.5	$12,276.3

(1)
Prior to October 11, 2016, MCBC's 42% share of MillerCoors' net assets were reported as Investment in MillerCoors in the consolidated balance sheets. As a result of the completion of the Acquisition, beginning October 11, 2016, MillerCoors' balance sheet has been fully consolidated into MCBC's consolidated financial statements.

The following table presents select cash flow information by segment:

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
		(In millions)
Depreciation and amortization(1):
U.S.(2)	$105.7	$—	$—
Canada	98.4	117.3	117.6
Europe	175.7	186.5	184.1
MCI	5.1	3.9	2.7
Corporate	3.5	6.7	8.6
Consolidated depreciation and amortization	$388.4	$314.4	$313.0
Capital expenditures:
U.S.(2)	$105.4	$—	$—
Canada	72.2	77.3	77.8
Europe	144.4	173.7	168.6
MCI	4.9	10.0	0.9
Corporate	14.9	14.0	12.2
Consolidated capital expenditures	$341.8	$275.0	$259.5

(1)	Depreciation and amortization amounts do not reflect amortization of bond discounts, fees or other debt-related items.

(2)	Represents MillerCoors' activity for the post-Acquisition period of October 11, 2016, through December 31, 2016.
The following table presents net sales by geography, based on the location of the customer:

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In millions)
Net sales to unaffiliated customers:
Canada	$1,344.4	$1,421.1	$1,699.9
United States and its territories(1)	1,622.4	94.1	98.1
United Kingdom	1,071.4	1,224.6	1,391.5
Other foreign countries(2)	846.8	827.7	956.8
Consolidated net sales	$4,885.0	$3,567.5	$4,146.3

(1)
Prior to October 11, 2016, MCBC’s 42% share of MillerCoors' results of operations was reported as equity income in MillerCoors in the consolidated statements of operations. As a result of the completion of the Acquisition, beginning October 11, 2016, MillerCoors' results of operations were fully consolidated into MCBC’s consolidated financial statements and included in the U.S. segment. Net sales from the period October 11, 2016, through December 31, 2016, reflect the consolidation of MillerCoors in the U.S. segment.

(2)
Reflects net sales from the individual countries within our Central European operations (included in our Europe segment), as well as our MCI segment, for which no individual country has total net sales exceeding 10% of the total consolidated net sales.

The following table presents net properties by geographic location:

	As of
	December 31, 2016	December 31, 2015
	(In millions)
Net properties:
United States and its territories(1)	$3,065.4	$28.4
Canada	583.1	598.1
United Kingdom	348.1	422.5
Other foreign countries(2)	510.8	541.8
Consolidated net properties	$4,507.4	$1,590.8

(1)	As a result of the completion of the Acquisition, beginning October 11, 2016, MillerCoors was consolidated into MCBC's consolidated financial statements.

(2)
Reflects net properties within the individual countries included in our Central European operations (included in our Europe segment), as well as our MCI segment, for which no individual country has total net properties exceeding 10% of the total consolidated net properties.

4. Acquisition and Investments
Acquisition
On November 11, 2015, ABI announced it had entered into a definitive agreement to acquire SABMiller and concurrently, on November 11, 2015, we entered into the Purchase Agreement with ABI to acquire, contingent upon the closing of the ABI/SABMiller transaction, all of SABMiller’s 58% economic interest and 50% voting interest in MillerCoors and all trademarks, contracts and other assets primarily related to the Miller brand portfolio outside of the U.S. and Puerto Rico for $12.0 billion in cash, subject to a downward adjustment as described in the Purchase Agreement. On October 11, 2016, following the satisfaction of all pre-closing conditions including ABI and SABMiller shareholder approval, the $12.0 billion of cash consideration was transferred and the Acquisition was completed. The Acquisition was funded through cash on hand, including proceeds received from our February 3, 2016, equity issuance, our 2016 Notes, as defined in Note 12, "Debt", issuance on July 7, 2016, as well as borrowings on our term loan, which occurred concurrent with the close of the Acquisition.
Prior to the Acquisition, MCBC owned a 50% voting and 42% economic interest in MillerCoors, and MillerCoors was accounted for under the equity method of accounting. Following the completion of the Acquisition, MillerCoors, which was previously a joint venture between MCBC and SABMiller, became a wholly-owned subsidiary of MCBC and its results were fully consolidated by MCBC prospectively beginning on October 11, 2016. Headquartered in Chicago, Illinois, MillerCoors brews, markets and sells the MillerCoors portfolio of brands in the United States and Puerto Rico. Its major brands include Coors Light, Miller Lite, Blue Moon, Coors Banquet, Keystone Light, Leinenkugel's, Miller Genuine Draft and Miller High Life. In addition, MillerCoors brews for third parties under contract brewing arrangements and operates one company-owned distributor. As a result of the Acquisition, we will strengthen our presence in the highly attractive U.S. beer market, further improve our global scale and agility, and benefit from significantly enhanced cash flows from operations, as well as expect to capture substantial operational synergies. Furthermore, we expect the acquisition of the Miller brand rights globally to help accelerate MCBC’s growth strategy by strengthening our international beer portfolio with another powerful and authentic American brand, as well as expand our presence in high-growth markets. The operating results of MillerCoors are reported in our U.S. segment and the operating results of the international Miller brand portfolio are reported in our Canada segment, Europe segment and MCI segment. Additionally, effective January 1, 2017, the results of the MillerCoors Puerto Rico business, which were previously included as part of the U.S. segment, will be reported within the MCI segment. See Note 3, "Segment Reporting" for more information on our reporting segments.
At this time, MCBC is not able to estimate the historical results of operations related to the Miller global brand portfolio based on the limited information available to MCBC. We have a downward purchase price adjustment as described in the Purchase Agreement, if the unaudited U.S. GAAP earnings before interest, tax, depreciation and amortization (EBITDA) for the international Miller brand portfolio for the twelve months prior to closing is below $70 million. The process by which the amount of the downward purchase price adjustment, if any, is determined is described in the Purchase Agreement.
We have elected to treat the Acquisition as an asset acquisition for U.S. tax purposes and accordingly currently expect to receive substantial tax benefits for the first 15 years following the close of the Acquisition. The assets and liabilities acquired in connection with the Acquisition related to the remaining 58% ownership were stepped up to fair value for tax purposes and thus the carrying value of these assets and liabilities related to the purchase price for the 58% interest primarily equals the tax basis as of the acquisition date. Additionally, as a result of the Acquisition, specifically MCBC obtaining 100% ownership, MillerCoors was required to change to a calendar year end for U.S. federal and state income tax purposes, which has accelerated taxable income to MCBC that was previously deferred. We began making cash tax prepayments during 2016 in anticipation of this accelerated taxable income prior to close of the Acquisition.
The total cash paid to ABI in October 2016 to complete the Acquisition, net of cash acquired of $39.0 million, is presented as a cash outflow within investing activities during 2016. Additionally, cash flows provided by operating activities during 2016 include outflows of $90.3 million primarily related to transaction and other acquisition costs.
See Note 9, "Earnings Per Share" for details related to our February 3, 2016, equity offering completed in relation to the Acquisition and Note 12, "Debt" and Note 16, "Derivative Instruments and Hedging Activities" for details related to the financing and hedging strategies completed in relation to the Acquisition.
Our consolidated statement of operations include net sales and income from continuing operations before taxes of approximately $1.6 billion and $3.1 billion, respectively, attributable to MillerCoors since the Acquisition date. The income includes the net gain of approximately $3.0 billion related to the Acquisition as discussed below.
Unaudited Pro Forma Financial Information
Prior to October 11, 2016, MCBC’s 42% share of MillerCoors' results of operations were reported as equity income in MillerCoors in the consolidated statements of operations. As a result of the completion of the Acquisition, beginning October 11, 2016, MillerCoors' results of operations were fully consolidated into MCBC’s consolidated financial statements and included in the U.S. segment.
The following unaudited pro forma information does not reflect the impact of the acquisition of the Miller global brand portfolio as we are not able to estimate the historical results of operations from this business and have concluded, based on the limited information available to MCBC, that it is insignificant to the overall Acquisition. The preliminary purchase price allocation reflects estimated value allocated to the Miller global brand portfolio reported within identifiable intangible assets subject to amortization. Based on the limited information regarding such brands received to date, this estimated value allocated to these brands remains subject to change as additional information, reflective of the performance of the brands as of the Acquisition date, becomes available.
Additionally, the following unaudited pro forma information gives effect to the Acquisition and the completed financing as if they were completed on January 1, 2015, the first day of our 2015 fiscal year and the pro forma adjustments are based on items that are factually supportable, are directly attributable to the Acquisition, and are expected to have a continuing impact on MCBC's results of operations. The unaudited pro forma information has been calculated after applying MCBC’s accounting policies and adjusting the results of MillerCoors to reflect the additional depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2015, together with the consequential tax effects. Pro forma adjustments have been made to remove non-recurring transaction-related costs included in historical results as well as to reflect the incremental interest expense to be prospectively incurred on the 2016 Notes and term loans, as defined in Note 12, "Debt", issued to finance the Acquisition, in addition to other pro forma adjustments. See below table for significant non-recurring costs. Also, see Note 5, "Other Income and Expense" and Note 12, "Debt" for details related to financing-related expenses incurred.
The unaudited pro forma information below does not reflect the realization of any expected ongoing synergies relating to the integration of the two companies. Further, the pro forma information should not be considered indicative of the results that would have occurred if the Acquisition and related financing had been consummated on January 1, 2015, nor are they indicative of future results.

	For the years ended
	December 31, 2016	December 31, 2015
	(in millions)
Net sales	$10,983.2	$11,238.1
Net income from continuing operations attributable to MCBC	$277.5	$542.6
Net income attributable to MCBC	$274.7	$546.5
Net income from continuing operations attributable to MCBC per share:
Basic	$1.29	$2.52
Diluted	$1.28	$2.51
For the years ended December 31, 2016, and December 31, 2015, the following non-recurring charges (benefits) pro forma adjustments were made to our pro forma results within the below noted line items to remove the impact from our historical operating results of these non-recurring items directly attributable to the Acquisition.

	For the years ended
	December 31, 2016	December 31, 2015
	(In millions)
Non-recurring charges (benefits)			Location
Recognition of inventory fair value step-up	$82.0	$—	Cost of goods sold
Revaluation gain on previously held 42% equity interest in MillerCoors and AOCI loss reclassification	$(2,965.0)	$—	Special items, net
Other transaction-related costs	$79.7	$6.9	Marketing, general and administrative expenses
Bridge loan - amortization of financing costs	$63.4	$6.9	Other income (expense)
Foreign currency forwards and transactional foreign currency - net gain	$(4.5)	$—	Other income (expense)
Term loan - commitment fee	$4.0	$0.1	Interest expense, net
Swaption - realized loss	$36.4	$—	Interest expense, net
Interest income earned on money market and fixed rate deposit accounts	$(19.0)	$—	Interest income, net
Fair Value of Consideration Transferred
The purchase consideration was comprised of the following (in millions):

Total cash consideration	$12,000.0
Replacement share-based awards issued in conjunction with Acquisition(1)	46.4
Elimination of MCBC's net payable to MillerCoors(2)	(8.0)
Total consideration	$12,038.4
Previously held equity interest in MillerCoors(3)	6,090.0
Total consideration and value to be allocated to net assets	$18,128.4

(1)
In connection with the Acquisition, MCBC issued replacement share-based compensation awards to various MillerCoors' employees who had awards outstanding under the historical MillerCoors share-based compensation plan. The fair value of the replacement awards associated with services rendered through the date of the Acquisition was recognized as a non-cash component of the total purchase consideration. See Note 13, "Share-Based Payments" for further information.

(2)	Represents the net payable owed by MCBC to MillerCoors as of the closing date which became an intercompany payable upon completion of the Acquisition.

(3)
The acquisition of MillerCoors is considered a step acquisition, and accordingly, we remeasured our pre-existing 42% equity interest in MillerCoors immediately prior to completion of the Acquisition to its estimated fair value of approximately $6.1 billion. As a result of the remeasurement, we recorded a net gain of approximately $3.0 billion within special items, net during the fourth quarter of 2016, representing the excess of the approximate $6.1 billion estimated fair value of our pre-existing 42% equity interest over its transaction date carrying value of approximately $2.7 billion. This net gain also includes the reclassification of our accumulated other comprehensive loss related to our previously held equity interest of $458.3 million as further discussed below. Additionally, related to this revaluation gain, we recorded deferred income tax expense and a corresponding deferred tax liability of approximately $1.1 billion during the fourth quarter of 2016. This valuation is preliminary, and upon completion of the detailed valuation analyses, there could be a material adjustment to the estimated fair value of our historical 42% interest in MillerCoors. Any changes in the estimated fair value of our historical 42% interest will impact the gain ultimately recognized and the associated income tax effects.

As discussed above, our revaluation gain is net of a loss of $458.3 million related to the reclassification of our historical AOCI related to our 42% interest in MillerCoors, thereby removing the historical balance from our balance sheet. The reclassified AOCI loss is related to historical net unrealized losses on derivative positions previously designated by MillerCoors as cash flow hedges and historical pension and other postretirement benefit actuarial losses. The associated income tax benefit of $200.1 million related to this reclassified AOCI loss was recorded as a component of the income tax benefit (expense) line item on the consolidated statement of operations.
Allocation of Consideration Transferred
The acquisition of MillerCoors was reflected in our consolidated financial statements as a step acquisition using the acquisition method of accounting. As such, we remeasured our pre-existing 42% equity interest in MillerCoors to fair value as discussed above. The fair value measurement of our previously held equity interest immediately prior to the completion of the Acquisition is based on significant inputs not observable in the market, and thus represents a Level 3 measurement. Specifically, the approach used in determining the fair value of our pre-existing 42% equity interest in MillerCoors, while considering an allocation of the total $12.0 billion purchase price attributable to the Acquisition and the nature of the Acquisition, also incorporated an income valuation approach using inputs including discount rate and terminal growth rate.
Under the acquisition method, MCBC recorded all assets acquired and liabilities assumed at their respective acquisition-date fair values. The excess of total consideration, including the estimated fair value of our previously held equity interest in MillerCoors, over the net identifiable assets acquired and liabilities assumed was recorded as goodwill. We have completed the preliminary detailed valuation analyses necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the Acquisition date. The amounts shown below for certain assets and liabilities, as well as the fair value of our previously held 42% equity interest, are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the Acquisition date. Upon completion of detailed valuation analyses, there may be adjustments to the valuation of our previously held 42% equity interest, as well as to the assigned values of acquired assets and liabilities, including but not limited to brands and other intangible assets and property, plant and equipment that may give rise to increases or decreases in the amounts of depreciation and amortization expense. The final determination of the fair values will be completed within the measurement period of up to one year from the Acquisition date as permitted under U.S. GAAP and any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined. The size and complexity of the Acquisition could necessitate the need to use the full one year measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the Acquisition date including contractual and operational factors underlying the intangible assets. Any potential adjustments made could be material in relation to the preliminary values presented in the table below.

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the Acquisition date (in millions):

Total current assets (1)	$1,063.4
Property, plant and equipment(2)	3,002.0
Other intangible assets (3)	9,875.0
Other assets(4)	330.6
Total current liabilities	(1,154.3)
Pension and postretirement benefits	(1,009.7)
Other non-current liabilities	(209.2)
Total identifiable net assets acquired	$11,897.8
Goodwill(5)	6,415.6
Fair value of noncontrolling interests(6)	(185.0)
Total consideration and value to be allocated to net assets	$18,128.4

(1)
Includes inventories of $505.4 million, trade receivables of $344.3 million, other receivables of $40.2 million as well as cash acquired of $39.0 million. The fair value of inventories was determined based on the estimated selling price of the inventory less the remaining manufacturing and selling costs and a normal profit margin on those manufacturing and selling efforts. The estimated step-up in fair value of inventory of $82.0 million increased cost of goods sold over approximately one month as the acquired inventory was sold. For all other current assets acquired, the fair values approximate the carrying values.

(2)The preliminary fair value of property, plant and equipment was determined by using certain estimates and assumptions that are not observable in the market and thus represent a Level 3 measurement. These fair values are preliminary and subject to change after we finalize the review of the specific types, nature, age and condition of acquired property, plant and equipment. Actual results may differ materially from these estimates. The preliminary fair value and remaining useful life of property, plant and equipment are estimated as follows:

	Preliminary Fair value	Remaining useful life
	(In millions)	(Years)
Land	$156.8	N/A
Buildings and improvements	413.0	3-40
Machinery and equipment	1,927.7	3-25
Software	152.4	1-5
Returnable containers	89.8	1-15
Construction in progress	262.3	N/A
Acquired property, plant and equipment	$3,002.0

(3)
The preliminary fair value of identifiable intangible assets was estimated using significant assumptions that are not observable in the market and thus represent a Level 3 measurement. The excess earnings approach was primarily used and significant assumptions included the amount and timing of projected cash flows, a discount rate selected to measure the risk inherent in the future cash flows, and the assessment of the asset’s life cycle, including competitive trends and other factors. The preliminary fair value and remaining useful life of identifiable intangible assets was estimated as follows:

	Preliminary Fair value	Remaining useful life
	(In millions)	(Years)
Brands not subject to amortization	$7,320.0	Indefinite
Brands subject to amortization	2,030.0	10-30
Other intangible assets not subject to amortization	320.0	Indefinite
Other intangible assets subject to amortization	205.0	2-40
Total acquired identifiable intangible assets	$9,875.0
Brands not subject to amortization includes the Coors and Miller families of brands in the U.S. Brands subject to amortization includes certain brands in the U.S. and the Miller global brand portfolio. Based on the limited information received to date regarding the Miller global brands, the estimated value allocated to these brands remains subject to change as additional information, reflective of the performance of the brands as of the Acquisition date, becomes available. Other intangible assets not subject to amortization includes water rights. Other intangible assets subject to amortization includes certain distribution rights, naming rights and favorable contracts.

(4)	Includes estimated deferred tax assets of approximately $300 million which were presented as non-current deferred tax liabilities upon consolidation by MCBC due to jurisdictional netting.

(5)
The goodwill arising from the Acquisition is primarily attributable to expected improvements to our global scale and agility, operational synergies and acceleration of the MCBC growth strategy, as well as the assembled workforce. We have preliminarily allocated all of the goodwill generated in the Acquisition to our U.S. segment. All of the tax basis goodwill generated in the Acquisition is expected to be deductible for U.S. federal and state tax purposes.

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

Summarized financial information for MillerCoors for the periods prior to the Acquisition, under the equity method of accounting, are as follows:
Condensed Balance Sheets

	As of
	October 10, 2016	December 31, 2015
	(In millions)
Current assets	$977.9	$800.5
Non-current assets	9,247.8	9,099.5
Total assets	$10,225.7	$9,900.0
Current liabilities	$1,140.8	$1,180.1
Non-current liabilities	1,244.7	1,407.0
Total liabilities	2,385.5	2,587.1
Noncontrolling interests	17.9	20.1
Owners' equity	7,822.3	7,292.8
Total liabilities and equity	$10,225.7	$9,900.0
The following represents our proportionate share in MillerCoors' owners' equity and reconciliation to our investment in MillerCoors prior to the Acquisition:

	As of
	October 10, 2016	December 31, 2015
	(In millions, except percentages)
MillerCoors' owners' equity	$7,822.3	$7,292.8
MCBC's economic interest	42%	42%
MCBC's proportionate share in MillerCoors' owners' equity	3,285.4	3,063.0
Difference between MCBC's contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(1)	(653.7)	(657.0)
Accounting policy elections	35.0	35.0
Investment in MillerCoors	$2,666.7	$2,441.0

(1)
Prior to October 11, 2016, our net investment in MillerCoors was based on the carrying values of the net assets contributed to the joint venture which was less than our proportionate share of underlying equity (42%) of MillerCoors (contributed by both Coors Brewing Company ("CBC"), a wholly-owned subsidiary of MCBC, and Miller). This basis difference, with the exception of certain non-amortizing items (goodwill, land, etc.), was being amortized as additional equity income over the remaining useful lives of the contributed long-lived amortizing assets. Upon completion of the Acquisition on October 11, 2016, we derecognized the remaining basis difference balance along with our pre-existing equity investment in MillerCoors in the fourth quarter of 2016.

Results of Operations

	For the period January 1 through October 10	For the years ended
	2016	December 31, 2015	December 31, 2014
	(In millions)
Net sales	$6,125.4	$7,725.5	$7,848.4
Cost of goods sold	(3,457.4)	(4,547.5)	(4,743.8)
Gross profit	$2,668.0	$3,178.0	$3,104.6
Operating income(1)	$1,169.2	$1,239.2	$1,347.3
Net income attributable to MillerCoors(1)	$1,157.2	$1,217.8	$1,326.2

(1)
Results include net special charges primarily related to the closure of the Eden, North Carolina, brewery. For the pre-Acquisition periods of January 1, 2016, through October 10, 2016, MillerCoors recorded net special charges of $85.6 million, including $103.2 million of accelerated depreciation in excess of normal depreciation associated with the closure of the Eden brewery, and a postretirement benefit curtailment gain related to the closure of Eden of $25.7 million. Results for 2015 include special charges related to the closure of the Eden brewery, including $61.3 million of accelerated depreciation in excess of normal depreciation associated with the brewery, and $6.4 million of severance and other charges. MillerCoors also recorded special charges in 2015 of $42.4 million related to an early settlement of a portion of its defined benefit pension plan liability. Results for 2014 include special charges related to restructuring activities of $1.4 million.

The following represents our proportionate share in net income attributable to MillerCoors reported under the equity method of accounting prior to the Acquisition:

	For the period January 1 through October 10	For the years ended
	2016	December 31, 2015	December 31, 2014
	(In millions, except percentages)
Net income attributable to MillerCoors	$1,157.2	$1,217.8	$1,326.2
MCBC's economic interest	42%	42%	42%
MCBC's proportionate share of MillerCoors' net income	486.0	511.5	557.0
Amortization of the difference between MCBC's contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors	3.3	4.6	4.6
Share-based compensation adjustment(1)	(0.7)	0.2	0.2
U.S. import tax benefit(2)	12.3	—	—
Equity income in MillerCoors	$500.9	$516.3	$561.8

(1)
The net adjustment is to eliminate all share-based compensation impacts related to pre-existing SABMiller equity awards held by former Miller employees employed by MillerCoors as well as to add back all share-based compensation impacts related to pre-existing MCBC equity awards held by former MCBC employees who transferred to MillerCoors.

(2)
Represents a benefit associated with an anticipated refund to CBC of U.S. federal excise tax paid on products imported by CBC based on qualifying volumes exported by CBC from the U.S. Due to administrative restrictions outlined within the legislation enacted in 2016, the anticipated refund is not expected to be received until 2018. Accordingly, the anticipated refund amount represents a non-current receivable which has been recorded within other non-current assets on the consolidated balance sheet as of December 31, 2016.

Investments
Our investments include both equity method and consolidated investments. Those entities identified as variable interest entities have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, consolidate these entities. None of our consolidated VIEs held debt as of December 31, 2016, or December 31, 2015. With the exception of the

BDL debt guarantee further discussed below, we have not provided any financial support to any of our VIEs during 2016 that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable. See below under "Affiliate Transactions" for further details.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. As of December 31, 2016, our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K."), Grolsch U.K. Ltd ("Grolsch"), Rocky Mountain Metal Container (“RMMC”) and Rocky Mountain Bottle Company (“RMBC”). RMMC and RMBC were previously consolidated VIEs of MillerCoors and as a result of the Acquisition are now MCBC consolidated VIEs. As of December 31, 2015, our consolidated VIEs were Cobra U.K. and Grolsch. Our unconsolidated VIEs are BRI and BDL.
Both BRI and BDL have outstanding third party debt which is guaranteed by its shareholders. As a result, we have a guarantee liability of $31.7 million and $16.9 million recorded as of December 31, 2016, and December 31, 2015, respectively, which is presented within accounts payable and other current liabilities on the consolidated balance sheets, and represents our proportionate share of the outstanding balance of these debt instruments. The carrying value of the guarantee liability equals fair value, which considers an adjustment for our own non-performance risk and is considered a Level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our respective equity method investment within the consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.
Equity Method Investments
Brewers' Retail Inc.
BRI is a beer distribution and retail network for the Ontario region of Canada, with majority of the ownership residing with MCC, Labatt Breweries of Canada LP (a subsidiary of ABI) and Sleeman Breweries Ltd. (a subsidiary of Sapporo International). BRI charges its owners administrative fees that are designed so the entity operates on a cash neutral basis. This administrative fee is based on costs incurred, net of other revenues earned, and is allocated in accordance with the operating agreement to its owners based on volume of products. Contractual provisions cause participation in governance and other interests to fluctuate based on this calculated market share requiring frequent primary beneficiary evaluations. However, based on the existing structure, control is shared, and remains shared through such changes, and therefore we do not anticipate becoming the primary beneficiary in the foreseeable future. We consider BRI an affiliate. See "Affiliate Transactions" section below summarizing our transactions and balances with affiliates, including BRI.
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
We have an obligation to proportionately fund BRI's operations. As a result of this obligation, we continue to record our proportional share of BRI's net income or loss and OCI activity, including when we have a negative equity method balance. As of December 31, 2016, we had a negative equity method investment balance of $9.5 million, and as of December 31, 2015, we had a positive equity method balance of $7.3 million. The decrease to our net investment balance was primarily driven by an increase to BRI's employee retirement plan obligations (resulting from the annual actuarial valuation) unfavorably impacting the net assets of BRI. See "Affiliate Transactions" below for BRI affiliate transactions including administrative fees charged to MCBC under the agreement with BRI which are recorded in cost of goods sold, as well as for BRI affiliate due to and due from balances as of December 31, 2016, and December 31, 2015, respectively, related to trade receivables and payables for sales to external customers and costs incurred by BRI offset by administrative fees charged and paid by MCBC (which may be in a payable or receivable position depending on the amount under or over charged).
Brewers' Distributor Ltd.
BDL is a distribution operation owned by MCC and Labatt Breweries of Canada LP (a subsidiary of ABI) that, pursuant to an operating agreement, acts as an agent for the distribution of their products in the western provinces of Canada. The two owners share 50% - 50% voting control of this business. We consider BDL an affiliate. See "Affiliate Transactions" section below summarizing our transactions and balances with affiliates, including BDL.
BDL charges the owners administrative fees that are designed so the entity operates at break-even profit levels. This administrative fee is based on costs incurred, net of other revenues earned, and is allocated in accordance with the operating agreement to the owners based on volume of products. No other parties are allowed to sell beer through BDL, which does not take legal title to the beer distributed for the owners. As of December 31, 2016, and December 31, 2015, our investment in BDL was $29.2 million and $15.7 million, respectively. The increase in our investment was primarily related to our guarantee of BDL's third party debt obligations discussed above. See "Affiliate Transactions" section below for BDL affiliate transactions including administrative fees charged to MCBC under the agreement with BDL which are recorded in cost of goods sold, as well as for BDL affiliate due to and due from balances as of December 31, 2016, and December 31, 2015, respectively, related to trade receivables and payables for sales to external customers and costs incurred by BDL offset by administrative fees charged and paid by MCBC (which may be in a payable or receivable position depending on the amount under or over charged).
Our equity method investments are not considered significant for disclosure of financial information on either an individual or aggregated basis and there were no significant undistributed earnings as of December 31, 2016, or December 31, 2015, for any of these companies.
Affiliate Transactions
All transactions with our equity method investments are considered related party transactions and recorded within our affiliate accounts. The following table summarizes transactions with affiliates:

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In millions)
Beer sales to MillerCoors(1)	$7.5	$11.7	$13.1
Beer purchases from MillerCoors(1)	$32.0	$43.2	$37.3
Service agreement costs and other charges to MillerCoors(1)	$1.9	$2.6	$2.4
Service agreement costs and other charges from MillerCoors(1)	$0.9	$0.9	$1.0
Administrative fees, net charged from BRI	$85.8	$88.8	$103.4
Administrative fees, net charged from BDL	$34.3	$36.4	$50.8

(1)
For 2016, represents MillerCoors' activity for the pre-Acquisition period of January 1, 2016, through October 10, 2016, when MillerCoors was an equity method investment. As a result of the Acquisition, beginning October 11, 2016, MillerCoors' results of operations are consolidated into MCBC's consolidated financial statements.

Amounts due to and due from affiliates as of December 31, 2016, and December 31, 2015, respectively, are as follows:

	Amounts due from affiliates		Amounts due to affiliates
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In millions)
MillerCoors(1)	$—	$1.6	$—	$9.2
BRI	9.0	4.5	—	—
BDL	6.1	10.1	—	—
Other	—	0.6	2.1	1.4
Total	$15.1	$16.8	$2.1	$10.6

(1)
As a result of the Acquisition, beginning October 11, 2016, amounts due from and due to MillerCoors which were previously recorded as amounts due to and due from affiliates became intercompany transactions and thus eliminate in consolidation.

Consolidated VIEs
Grolsch
Grolsch is a joint venture between us and Royal Grolsch N.V. (a member of Asahi Group Holdings, Ltd.) in which we hold a 49% interest. The Grolsch joint venture markets Grolsch brands in the U.K. and Republic of Ireland. The majority of the Grolsch brands are produced by us under a contract brewing arrangement with the joint venture. MCBC and Royal Grolsch N.V. sell beer to the joint venture, which sells the beer back to MCBC (for onward sale to customers) for a price equal to what it paid, plus a marketing and overhead charge and a profit margin. Grolsch is a taxable entity in Europe. Accordingly, income tax expense in our consolidated statements of operations includes taxes related to the entire income of the joint venture. We consolidate the results and financial position of Grolsch and it is reported within our Europe operating segment.
Cobra Beer Partnership, Ltd
We hold a 50.1% interest in Cobra U.K., which owns the worldwide rights to the Cobra beer brand (with the exception of the Indian sub-continent, owned by Cobra India). The noncontrolling interest is held by the founder of the Cobra beer brand. We consolidate the results and financial position of Cobra U.K., and it is reported within our Europe operating segment.
Rocky Mountain Metal Container
RMMC, a Colorado limited liability company, is a joint venture with Ball Corporation in which we hold a 50% interest. MillerCoors has a can and end supply agreement with RMMC. Under this agreement, we purchase substantially all of the output of RMMC. RMMC manufactures cans and ends at our facilities, which RMMC is operating under a use and license agreement. As RMMC is a limited liability company (“LLC”), the tax consequences flow to the joint venture partners.
Rocky Mountain Bottle Company
RMBC, a Colorado limited liability company, is a joint venture with Owens-Brockway Glass Container, Inc. in which we hold a 50% interest. MillerCoors has a supply agreement with RMBC under which we agree to purchase output approximating the agreed upon annual plant capacity of RMBC. RMBC manufactures bottles at our facilities, which RMBC is operating under a lease agreement. As RMBC is an LLC, the tax consequences flow to the joint venture partners.
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	December 31, 2016		December 31, 2015
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Grolsch	$4.4	$0.5	$6.9	$3.3
Cobra U.K.	$14.2	$1.1	$30.2	$0.9
RMMC	$70.2	$3.5	N/A	N/A
RMBC	$53.1	$2.5	N/A	N/A
Termination of Investments
Modelo Molson Imports, L.P.
On February 28, 2014, ABI and MCBC finalized the accelerated termination of MMI, a 50% - 50% joint venture with Grupo Modelo S.A.B. de C.V. ("Modelo"), which provided for the import, distribution, and marketing of the Modelo beer brand portfolio across all Canadian provinces and territories. The joint venture was accounted for under the equity method of accounting.
Following the successful completion of the transition in the first quarter of 2014, we recognized income of $63.2 million (CAD 70.0 million) within special items, reflective of the agreed upon payment received from Modelo. Additionally, in the first quarter of 2014, we recorded a charge of $4.9 million representing the accelerated amortization of the remaining carrying value of our definite-lived intangible asset associated with the agreement. In accordance with the termination agreement, MMI continued to operate in its historical capacity through the end of the transition period. Effective end of day on February 28, 2014, MMI ceased all operations and was dissolved during the third quarter of 2014 upon final agreement with ABI on the distribution amount of the joint venture's remaining net assets. Our results for 2014, reflect our proportionate ownership interest of the MMI activity during the first quarter of 2014 through end of day February 28, 2014. Under the MMI arrangement, we recognized equity earnings within cost of goods sold of $0.7 million during 2014. In addition, during 2014 MCC recognized marketing and administrative cost recoveries related to the promotion, sale and distribution of Modelo products under our agency and services agreement with MMI of $1.1 million. These cost recoveries are recorded within marketing, general and administrative expenses.
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
5. Other Income and Expense
The table below summarizes other income and (expense):

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In millions)
Bridge loan commitment fees(1)	$(63.4)	$(6.9)	$—
Gain on sale of non-operating asset	20.5	0.8	—
Gain (loss) from other foreign exchange and derivative activity, net	10.0	6.2	(6.6)
Other, net	3.2	0.8	0.1
Other income (expense), net	$(29.7)	$0.9	$(6.5)

(1)
During 2016 and 2015, we recognized amortization of commitment fees and other financing costs incurred in connection with our bridge loan agreement entered into subsequent to the announcement of the Acquisition. In conjunction with the July 7, 2016, issuance of the 2016 Notes, as defined in Note 12, "Debt", we terminated the bridge loan agreement and accelerated the remaining unamortized fees to other income (expense) during the third quarter of 2016. All related financing fees ceased upon termination of the bridge loan. See Note 12, "Debt", for further discussion.

6. Income Tax
Our income (loss) from continuing operations before income taxes on which the provision for income taxes was computed is as follows:

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In millions)
Domestic	$3,396.9	$746.1	$736.2
Foreign	(361.6)	(335.4)	(149.9)
Total	$3,035.3	$410.7	$586.3

Income tax expense (benefit) includes the following current and deferred provisions:

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In millions)
Current:
Federal	$83.4	$116.1	$78.4
State	12.0	11.8	12.9
Foreign	31.9	25.2	(22.5)
Total current tax expense (benefit)	$127.3	$153.1	$68.8
Deferred:
Federal	$684.8	$(26.1)	$27.6
State	99.9	(5.8)	2.0
Foreign	138.7	(69.4)	(29.4)
Total deferred tax expense (benefit)	$923.4	$(101.3)	$0.2
Total income tax expense (benefit) from continuing operations	$1,050.7	$51.8	$69.0
The increase in income tax expense for 2016 versus 2015 was driven by the income tax effects of the pretax gain recognized on the fair value remeasurement of our previously held equity interest in MillerCoors and the reclassification of the accumulated other comprehensive loss related to our historical 42% interest in MillerCoors (see Note 4, “Acquisition and Investments”). This resulted in the recognition of net deferred income tax expense of approximately $850 million upon completion of the Acquisition. In addition, we recognized incremental deferred income tax expense in 2016 as a result of the remeasurement of our deferred tax liability associated with our Molson core brand intangible asset to the Canadian ordinary income tax rate upon reclassification from indefinite-lived to definite-lived subject to amortization (see Note 11, “Goodwill and Intangible Assets”). This incremental deferred tax expense more than offset the deferred tax benefit associated with the pretax impairment charge. These increases were also slightly offset by the release of certain valuation allowances in 2016.
Our effective tax rate varies from the U.S. federal statutory income tax rate as follows:

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	2.4%	1.6%	2.5%
Effect of foreign tax rates and tax planning	(1.8)%	(29.2)%	(24.3)%
Effect of Molson brand useful life change	6.4%	—%	—%
Effect of unrecognized tax benefits	—%	(3.5)%	(3.9)%
Change in valuation allowance	(0.5)%	8.2%	0.4%
Acquisition related permanent items	(7.7)%	—%	—%
Other, net	0.8%	0.5%	2.1%
Effective tax rate	34.6%	12.6%	11.8%
The increase in the effective income tax rate for 2016 versus 2015 was primarily driven by higher pretax income in 2016 resulting from the Acquisition related revaluation gain discussed above, along with the inclusion of 100% of MillerCoors' pretax income following the completion of the Acquisition, each of which were taxed at the U.S. federal and state income tax rates. Additionally, deferred tax expense was not required to be recorded on the difference between our historical tax basis in goodwill and the new book basis in goodwill resulting from the remeasurement of our previously held equity interest in MillerCoors. This resulted in a partially offsetting decrease to the effective tax rate, which is presented in the Acquisition related permanent items line in the table above, as a portion of the revaluation gain was not tax effected. The increase in our effective income tax rate in 2016 was also impacted by the remeasurement of the deferred tax liability on our Molson core brand intangible asset to the Canadian ordinary income tax rate as discussed above. Our effective income tax rates in 2015 and 2014 were significantly lower than the federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our foreign businesses, driven by lower statutory income tax rates and tax planning impacts on statutory taxable income. The statutory income tax rates in the countries in Europe in which we operate range from 9% to 21%. Canada has a statutory income tax rate of approximately 26%. In addition, during 2015 and 2014, our effective tax rate was also positively impacted by the favorable resolution of unrecognized tax benefits in various taxing jurisdictions as further discussed below.
The table below summarizes our deferred tax assets and liabilities:

	As of
	December 31, 2016	December 31, 2015
	(In millions)
Non-current deferred tax assets:
Compensation related obligations	$22.2	$19.3
Pension and postretirement benefits	35.6	61.2
Tax credit carryforwards	13.0	1.5
Tax loss carryforwards	1,004.8	897.9
Accrued liabilities and other	46.1	32.3
Other	7.5	10.0
Valuation allowance	(901.7)	(824.9)
Total non-current deferred tax assets	$227.5	$197.3
Non-current deferred tax liabilities:
Fixed assets	72.5	69.7
Partnership investments	922.0	169.7
Foreign exchange gain/loss	43.0	48.7
Intangible assets	800.5	644.0
Other	13.8	13.9
Total non-current deferred tax liabilities	$1,851.8	$946.0
Net non-current deferred tax assets	—	—
Net non-current deferred tax liabilities	$1,624.3	$748.7
MillerCoors continues to be treated as a partnership for U.S. federal and state income tax purposes following the completion of the Acquisition. Accordingly, the deferred tax consequences are recognized based on the difference between the financial reporting basis and tax basis of the investments in the partnership at the investor level. The overall increase to net deferred tax liabilities in 2016 is primarily attributable to the approximate $1.1 billion deferred tax liability recognized on the fair value remeasurement of our previously held equity interest in MillerCoors. This increase was partially offset by the recognition of deferred tax assets in acquisition accounting related to certain temporary differences associated with the acquired 58% interest in MillerCoors. This increase was also partially offset by the acceleration of taxable income in 2016 related to our investment in MillerCoors, which was previously deferred, as MillerCoors was required to change to a calendar year end for U.S. federal and state income tax purposes upon MCBC obtaining 100% ownership.
Separately, during 2016, we recorded additional tax loss carryforwards in certain European jurisdictions in the aggregate of $139.7 million, primarily driven by investment losses recognized based on local statutory accounting requirements. As the carryforwards were generated in jurisdictions where we do not have operations, we concluded that it was more likely than not that the net operating losses would not be realized, and thus recorded a full valuation allowance on the associated deferred tax assets. The recognition of these deferred tax assets and fully offsetting valuation allowance resulted in a zero net impact to the consolidated statement of operations, balance sheet and statement of cash flows. This valuation allowance increase was partially offset by the release of valuation allowances in certain U.S., Canada and European jurisdictions, along with foreign exchange impacts as a significant portion of our valuation allowances relate to jurisdictions outside of the U.S.
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

We have deferred tax assets for U.S. tax carryforwards that expire between 2017 and 2036 of $17.8 million and $4.5 million at December 31, 2016, and December 31, 2015, respectively. We have foreign tax loss carryforwards that expire between 2017 and 2036 of $151.0 million and $160.5 million as of December 31, 2016, and December 31, 2015, respectively. We have foreign tax loss carryforwards that do not expire of $849.0 million and $734.4 million as of December 31, 2016, and December 31, 2015, respectively. The significant increase in foreign tax loss carryforwards that do not expire is primarily driven by the tax loss carryforwards related to certain European jurisdictions specifically mentioned above, and for which a full valuation allowance exists.
The following table presents our deferred tax assets and liabilities on a net basis:

	As of
	December 31, 2016	December 31, 2015
	(In millions)
Domestic net non-current deferred tax liabilities	$925.5	$195.0
Foreign net non-current deferred tax assets	42.0	20.2
Foreign net non-current deferred tax liabilities	740.8	573.9
Net non-current deferred tax liabilities	$1,624.3	$748.7
The 2016 and 2015 amounts above exclude $32.7 million and $30.9 million, respectively, of unrecognized tax benefits that have been recorded as a reduction of non-current deferred tax assets, which is presented within non-current deferred tax liabilities due to jurisdictional netting on the consolidated balance sheets.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In millions)
Balance at beginning of year	$39.5	$59.8	$137.9
Additions for tax positions related to the current year	1.7	1.8	2.2
Additions for tax positions of prior years	—	2.2	20.4
Reductions for tax positions of prior years	—	(5.5)	(19.4)
Settlements	—	(0.9)	(55.4)
Release due to statute expiration and legislative changes	(2.3)	(9.6)	(18.4)
Foreign currency adjustment	0.8	(8.3)	(7.5)
Balance at end of year	$39.7	$39.5	$59.8
During 2014, we filed an amendment to certain historical U.S. tax returns and concurrently fully settled $19.3 million of unrecognized tax benefits. This settlement amount is included in the table above but did not impact our 2014 effective tax rate as it was settled for the amount of the liability. Additionally, upon expiration of certain statutes of limitations in the U.S., we recognized a $6.3 million benefit to our 2014 income tax expense. The remaining decrease in unrecognized tax positions during 2014 was driven by the $34.9 million settlement of a tax audit and the impact of the resolution of the bilateral advanced pricing agreement (“BAPA”) in Canada that were offset by the intended utilization of deferred tax assets and therefore did not impact our effective tax rate, the favorable resolution of tax audits resolved in Europe resulting in the release of $16.2 million of unrecognized tax positions and the release of unrecognized tax benefits due to expiration of the statute of limitations in Europe and Canada.
Our remaining unrecognized tax benefits as of December 31, 2016, relate to tax years that are currently open, and amounts may differ from those to be determined upon closing of the positions. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.
During 2017, we anticipate that approximately $25 million to $30 million of unrecognized tax benefits will be released due to settlements and closings of statutes of limitations in the U.S., Canada and Europe.

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
Reconciliation of unrecognized tax benefits balance	(In millions)
Estimated interest and penalties	$5.7	$5.3	$7.2
Offsetting positions	—	(3.7)	(3.7)
Unrecognized tax positions	39.7	39.5	59.8
Total unrecognized tax benefits	$45.4	$41.1	$63.3

Presented net against non-current deferred tax assets	$32.7	$30.9	$37.9
Current (included in accounts payable and other current liabilities)	3.0	1.8	—
Non-current (included within other liabilities)	9.7	8.4	25.4
Total unrecognized tax benefits	$45.4	$41.1	$63.3

Amount of unrecognized tax benefits that would impact the effective tax rate, if recognized(1)	$39.7	$39.5	$59.8

(1)	Amounts exclude the potential effects of valuation allowances, which may fully or partially offset the impact to the effective tax rate.
We file income tax returns in most of the federal, state and provincial jurisdictions in the U.S., Canada and various countries in Europe. Tax years through 2012 are closed in the U.S. In Canada, tax years through the year ended 2011 are closed or have been effectively settled through examination except for issues relating to intercompany cross-border transactions. The statute of limitations for intercompany cross-border transactions is closed through tax year 2008. Tax years through 2009 are closed for most countries in European jurisdictions with statutes of limitations varying from 3-7 years.
We annually receive cash from our foreign subsidiaries’ current year earnings. Separately, we treat all accumulated foreign subsidiary earnings through December 31, 2016, as indefinitely reinvested under the accounting guidance, and accordingly have not provided for any U.S. or foreign tax thereon. In order to arrive at this conclusion, we considered factors including, but not limited to, past experience, domestic cash requirements and cash generated by MillerCoors, as well as cash requirements to satisfy the ongoing operations, capital expenditures and other financial obligations of our foreign subsidiaries. As of December 31, 2016, approximately $17 million of undistributed earnings and profits attributable to foreign subsidiaries were considered to be indefinitely invested. Our intention is to permanently reinvest the earnings outside of the U.S. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. The amount of tax payable could be impacted by the jurisdiction in which a distribution was made, the amount of the distribution, foreign withholding taxes under applicable tax laws when distributed, relevant tax treaties and foreign tax credits. While it is not practical to determine the amount of tax, we believe that U.S. foreign tax credits and tax planning strategies would allow us to make remittances in a tax efficient manner.

7. Special Items
We have incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these charges (benefits) as special items. The table below summarizes special items recorded by segment:

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In millions)
Employee-related charges
Restructuring
U.S.	$3.2	$—	$—
Canada	4.0	2.1	7.6
Europe	(0.9)	3.0	3.7
MCI	0.3	3.2	—
Corporate	0.7	—	0.3
Other employee related costs
Canada - Pension settlement	9.0	—	—
Impairments or asset abandonment charges
U.S. - Asset abandonment(1)	2.7	—	—
Canada - Intangible asset impairment and write-off(2)(8)	495.2	—	13.8
Canada - Asset abandonment(3)	5.0	25.1	—
Europe - Intangible asset impairment(2)	—	275.0	360.0
Europe - Asset abandonment(4)	10.8	27.5	4.0
MCI - Asset impairment and write-off(5)	30.8	3.2	—
Unusual or infrequent items
Europe - Flood loss (insurance reimbursement), net(6)	(9.3)	(2.4)	(1.8)
Termination fees and other (gains) losses
U.S. - Acquisition revaluation gain and reclassification of historical share of MillerCoors' AOCI(7)	(2,965.0)	—	—
Canada - Gain on sale of asset(3)	(110.4)	—	—
Canada - Termination fee income(8)	—	—	(63.2)
Europe - Termination fee expense, net(9)	—	10.0	—
Total Special items, net	$(2,523.9)	$346.7	$324.4

(1)
During the third quarter of 2015, MillerCoors announced plans to close its brewery in Eden, North Carolina, in an effort to optimize the brewery footprint and streamline operations for greater efficiencies. Products produced in Eden were transitioned to other breweries in the U.S. supply chain network and the Eden brewery is now closed. For the period October 11, 2016, through December 31, 2016, certain costs related to the closure of the brewery were recorded within special items.

(2)
During the fourth quarter of 2016, and third quarters of 2015 and 2014, we recognized impairment charges related to indefinite-lived intangible assets in Canada and Europe, respectively. Additionally, in the third quarter of 2014, we recognized an impairment charge related to our definite-lived intangible asset associated with our license agreement with Miller in Canada. See Note 11, "Goodwill and Intangible Assets" for further discussion.

(3)
As part of our ongoing strategic review of our Canadian supply chain network, during 2016 we completed the sale of our Vancouver brewery, resulting in net cash proceeds received of CAD 183.1 million ($140.8 million), and recognized a gain of $110.4 million within special items. In conjunction with the sale of the brewery, we agreed to leaseback the existing property to continue operations on an uninterrupted basis while our new brewery is being constructed. We have evaluated this transaction pursuant to the accounting guidance for sale-leaseback transactions, and concluded that the relevant criteria had been met for full gain recognition. Additionally, during 2016 and 2015, we incurred other abandonment charges, including accelerated depreciation charges in excess of normal depreciation of $4.9 million and $1.2 million, respectively, related to the planned closure of the Vancouver brewery.
Separately, during 2015 we recorded accelerated depreciation charges in excess of our normal depreciation of $15.4 million and $7.9 million, related to the closures of bottling lines within our Vancouver and Toronto, respectively, breweries also as part of our ongoing strategic review of our Canadian supply chain network.

(4)
As a result of our continued strategic review of our European supply chain network, we incurred special charges associated with the planned closure of our Burton South brewery in the U.K. of $8.5 million in 2016, which includes accelerated depreciation charges in excess of our normal depreciation of $7.5 million. During 2015 we incurred $1.4 million of accelerated depreciation charges in excess of our normal depreciation associated with this brewery.

Related to the closure of our Plovdiv brewery in Bulgaria, in 2016 and 2015 we recorded $1.8 million and $2.1 million, respectively, of asset abandonment related special charges. Included in 2015 is accelerated depreciation in excess of our normal depreciation of $1.0 million.
Additionally, as part of this review, related to the closure of the Alton brewery in the U.K., in 2016 we incurred asset abandonment related special charges of $0.5 million, and in 2015 we incurred asset abandonment related special charges of $24.0 million, which includes accelerated depreciation in excess of our normal depreciation of $21.8 million. In 2014, we incurred accelerated depreciation in excess of our normal depreciation of $4.0 million.

(5)
Based on an interim impairment assessment performed during the second quarter of 2016, which was triggered by the enactment of total alcohol prohibition in the state of Bihar, India on April 5, 2016, we recorded an impairment loss in the second quarter of 2016. See Note 11, "Goodwill and Intangible Assets" for additional details.

During the second quarter of 2015, we announced our decision to substantially restructure our business in China and consequently, recognized employee-related charges and asset write-off charges, including $0.7 million of accelerated depreciation in 2015. We also recognized employee-related charges within our MCI segment following this decision and as a result of this action, employment levels were reduced by approximately 125 full-time employees.

(6)
During the third quarter of 2016, we received the final settlement of insurance proceeds of $9.3 million related to losses incurred by our Europe business from flooding in Serbia, Bosnia and Croatia which occurred during 2014. We had previously recorded losses and related costs offset by income received from insurance proceeds related to these floods during 2014. During 2015, we recorded income from insurance proceeds for insurance proceeds received related to significant flooding in Czech Republic that occurred in 2013.

(7)
On October 11, 2016, we completed the Acquisition and recorded a revaluation gain on the excess of the estimated fair value remeasurement for our pre-existing 42% interest in MillerCoors over its carrying value, as well as the reclassification of the loss related to MCBC's historical AOCI on our 42% interest in MillerCoors within special items, net in the fourth quarter of 2016. See Note 4, "Acquisition and Investments" for further details.

(8)
Upon termination of our MMI operations in 2014, we recognized termination fee income and charges associated with the write-off of the definite-lived intangible asset associated with the joint venture. See Note 4, "Acquisition and Investments" for further discussion.

(9)
In December 2013, we entered into an agreement with Heineken to early terminate our contract brewing and kegging agreement under which we produced and packaged the Foster's and Kronenbourg brands in the U.K. As a result of the termination, Heineken agreed to pay us an aggregate early termination payment of GBP 13.0 million, of which we received GBP 5.0 million in 2014 and the remaining GBP 8.0 million on April 30, 2015. The full amount of the termination payment received ($19.4 million upon recognition) was included as income within special items during the year ended December 31, 2015.

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

Restructuring Activities
In 2016, restructuring initiatives related to the integration of MillerCoors after the completion of the Acquisition were implemented in order to operate a more efficient business and achieve cost saving targets which resulted in reduced employment levels by approximately 44 employees during the fourth quarter of 2016. Total restructuring costs related to integration initiatives were $9.3 million in 2016, representing the majority of the charges within the table below by segment. These severance costs were recorded as special items within our consolidated statements of operations. The accrued restructuring balances represent expected future cash payments required to satisfy the remaining severance obligations to terminated employees, which we expect to be paid in the next 12 to 24 months. As we continually evaluate our cost structure and seek opportunities for further efficiencies and cost savings as part of these initiatives, we may incur additional restructuring related charges in the future, however, we are unable to estimate the amount of charges at this time.
We have continued our ongoing assessment of our supply chain strategies across our segments in order to align with our cost saving objectives. As part of this strategic review, which began in 2014, we closed the Alton and Plovdiv breweries and we plan to close the Vancouver and Burton South breweries. As a result of these restructuring activities, we have reduced employment levels by approximately 401 employees, of which approximately 329 and 72 relate to 2015 and 2014 restructuring programs, respectively. Consequently, we recognized severance and other employee-related charges, which we have recorded as special items within our consolidated statements of operations. We will continue to evaluate our supply chain network and seek opportunities for further efficiencies and cost savings, and we therefore may incur additional restructuring related charges in the future, however, we are unable to estimate the amount of charges at this time.
In 2012, we introduced several initiatives focused on increasing our efficiencies and reducing costs across all functions of the business in order to develop a more competitive supply chain and global cost structure. As a result of these restructuring activities, we have reduced employment levels by approximately 1,070 employees since 2012, of which approximately 160, 310 and 600 relate to 2014, 2013 and 2012 activities, respectively. Consequently, we recognized severance and other employee related charges, which we have recorded as special items within our consolidated statements of operations. During 2014, we finalized our restructuring initiatives that began in 2012.
The accrued restructuring balances represent expected future cash payments required to satisfy the remaining severance obligations to terminated employees, the majority of which we expect to be paid in the next 12 to 24 months. The table below summarizes the activity in the restructuring accruals by segment:

	U.S.	Canada	Europe	MCI	Corporate	Total
	(In millions)
Balance at December 31, 2013	$—	$9.7	$13.6	$0.5	$0.9	$24.7
Charges incurred	—	7.6	6.3	—	0.3	14.2
Payments made	—	(13.0)	(5.2)	(0.5)	(1.0)	(19.7)
Changes in estimates	—	—	(2.6)	—	—	(2.6)
Foreign currency and other adjustments	—	(0.5)	(0.6)	—	—	(1.1)
Balance at December 31, 2014	$—	$3.8	$11.5	$—	$0.2	$15.5
Charges incurred	—	2.1	4.2	3.2	—	9.5
Payments made	—	(3.1)	(8.5)	(1.9)	(0.2)	(13.7)
Changes in estimates	—	—	(1.2)	—	—	(1.2)
Foreign currency and other adjustments	—	(0.5)	(0.4)	—	—	(0.9)
Balance at December 31, 2015	$—	$2.3	$5.6	$1.3	$—	$9.2
Balance assumed in Acquisition	6.9	—	—	—	—	6.9
Charges incurred	3.2	4.0	1.2	0.3	0.7	9.4
Payments made	(5.0)	(0.4)	(1.2)	(1.4)	—	(8.0)
Changes in estimates	—	—	(2.1)	—	—	(2.1)
Foreign currency and other adjustments	—	—	(0.7)	—	—	(0.7)
Balance at December 31, 2016	$5.1	$5.9	$2.8	$0.2	$0.7	$14.7

8. Stockholders' Equity
Changes to the number of shares of capital stock issued were as follows:

	Common stock issued		Exchangeable shares issued
	Class A	Class B(1)	Class A	Class B
	(Share amounts in millions)
Balance at December 31, 2013	2.6	167.2	2.9	19.0
Shares issued under equity compensation plans	—	1.3	—	—
Shares exchanged for common stock	—	1.4	—	(1.4)
Balance at December 31, 2014	2.6	169.9	2.9	17.6
Shares issued under equity compensation plans	—	1.0	—	—
Shares exchanged for common stock	—	1.6	—	(1.6)
Balance at December 31, 2015	2.6	172.5	2.9	16.0
Shares issued from public offering	—	29.9	—	—
Shares issued under equity compensation plans	—	0.5	—	—
Shares exchanged for common stock	—	0.8	—	(0.8)
Balance at December 31, 2016	2.6	203.7	2.9	15.2

(1)
During 2016, we received proceeds of approximately $2.5 billion, net of issuance costs from our February 3, 2016, equity offering of 29.9 million shares of our Class B common stock. See "Class B Common Stock Equity Issuance" below for further discussion. During 2015, we repurchased Class B common shares which results in a lower number of outstanding shares compared to issued shares. See "Share Repurchase Program" below for further discussion. For all other classes, issued shares equal outstanding shares.

Exchangeable Shares
The Class A exchangeable shares and Class B exchangeable shares were issued by Molson Coors Canada Inc. ("MCCI"), a wholly-owned subsidiary of the Company. The exchangeable shares are substantially the economic equivalent of the corresponding shares of Class A and Class B common stock that a Molson shareholder would have received in the Merger if the holder had elected to receive shares of Molson Coors common stock. Holders of exchangeable shares also receive, through a voting trust, the benefit of Molson Coors voting rights, entitling the holder to one vote on the same basis and in the same circumstances as one corresponding share of Molson Coors common stock.
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

Class B Common Stock Equity Issuance
On February 3, 2016, we completed an underwritten public offering of our Class B common stock, which increased the number of Class B common shares issued and outstanding by 29.9 million shares and received proceeds of approximately $2.5 billion, net of issuance costs. The proceeds from the issuance were utilized to partially fund the completion of the Acquisition on October 11, 2016. See Note 4, "Acquisition and Investments" for further details.
Share Repurchase Program
On February 10, 2015, we announced that our board of directors approved and authorized a new program to repurchase up to $1.0 billion of our Class A and Class B common stock. The number, price and timing of the repurchases will be at the Company’s sole discretion and will be evaluated depending on market conditions, liquidity needs or other factors. The Company’s board of directors may suspend, modify or terminate the program at any time without prior notice. This repurchase program replaces and supersedes any repurchase programs previously approved by the board of directors. Under Delaware state law, these shares are not retired, and we have the right to resell any of the shares repurchased. Beginning in April 2015, under this program, we entered into accelerated share repurchase agreements (“ASRs”) with a financial institution. In exchange for up-front payments, the financial institution delivered shares of our common stock during the purchase periods of each ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, was determined at the end of the applicable purchase period of each ASR based on the volume weighted-average price of our common stock during that period. The up-front payments for the treasury stock were accounted for as a reduction to shareholders’ equity in the consolidated balance sheet in the periods the payments are made. We reflected each ASR as a repurchase of common stock in the period delivered for purposes of calculating earnings per share and as forward contracts indexed to our own common stock. Each ASR met all of the applicable criteria for equity classification, and therefore, was not accounted for as a derivative instrument.
During the last three quarters of 2015, we purchased approximately 2 million shares of our Class B common stock under the new program for an aggregate of approximately $150 million. As a result of the Acquisition, we suspended the share repurchase program and thus, there have been no shares of Class A or Class B common stock repurchased in 2016. There were no share repurchases in 2014.

9. Earnings Per Share ("EPS")
Basic EPS was computed using the weighted-average number of shares of common stock outstanding during the period. Diluted EPS includes the additional dilutive effect of our potentially dilutive securities, which include restricted stock units ("RSUs"), deferred stock units ("DSUs"), performance units ("PUs"), performance share units ("PSUs"), stock options and stock-only stock appreciation rights ("SOSARs"). The dilutive effects of our potentially dilutive securities are calculated using the treasury stock method. The following summarizes the effect of dilutive securities on diluted EPS:

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In millions, except per share amounts)
Amounts attributable to Molson Coors Brewing Company:
Net income (loss) from continuing operations	$1,978.7	$355.6	$513.5
Income (loss) from discontinued operations, net of tax	(2.8)	3.9	0.5
Net income (loss) attributable to Molson Coors Brewing Company	$1,975.9	$359.5	$514.0
Weighted-average shares for basic EPS	212.0	185.3	184.9
Effect of dilutive securities:
RSUs, DSUs, PUs and PSUs	0.8	0.7	0.5
Stock options and SOSARs	0.6	0.4	0.7
Weighted-average shares for diluted EPS	213.4	186.4	186.1
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$9.33	$1.92	$2.78
From discontinued operations	(0.01)	0.02	—
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$9.32	$1.94	$2.78
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$9.27	$1.91	$2.76
From discontinued operations	(0.01)	0.02	—
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$9.26	$1.93	$2.76
Dividends declared and paid per share	$1.64	$1.64	$1.48
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
The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on diluted earnings per share:

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In millions)
RSUs, stock options and SOSARs	0.1	0.1	—

Class B Common Stock Equity Issuance
On February 3, 2016, we completed an underwritten public offering of our Class B common stock in relation to the Acquisition, which increased the number of Class B common shares issued and outstanding by 29.9 million shares and received proceeds of approximately $2.5 billion, net of issuance costs. See Note 8, "Stockholders' Equity" for further discussion.
Share Repurchase Program
See Note 8, "Stockholders' Equity" for details around our share repurchase program. As a result of the Acquisition, we suspended the share repurchase program and thus, there have been no shares of Class A or Class B common stock repurchased in 2016. During 2015, we purchased a total of approximately 2 million shares of our Class B common stock for approximately $150 million. There were no share repurchases in 2014.
10. Properties
The cost of properties and related accumulated depreciation consists of the following:

	As of
	December 31, 2016(1)	December 31, 2015
	(In millions)
Land and improvements	$304.7	$173.1
Buildings and improvements	853.1	457.3
Machinery and equipment	3,513.8	1,654.8
Returnable containers	321.7	228.0
Furniture and fixtures	313.5	224.5
Software	282.7	116.2
Natural resource properties	3.8	3.8
Construction in progress	413.4	123.2
Total properties cost	6,006.7	2,980.9
Less: accumulated depreciation	(1,499.3)	(1,390.1)
Properties, net	$4,507.4	$1,590.8

(1)	The increase in properties as of December 31, 2016, primarily resulted from the completion of the Acquisition on October 11, 2016. See Note 4, "Acquisition and Investments" for further details.
Depreciation expense was $306.3 million, $284.5 million and $268.4 million in 2016, 2015 and 2014, respectively. Loss and breakage expense related to our returnable containers, included in the depreciation expense amounts noted above, was $33.0 million, $33.3 million and $43.1 million in 2016, 2015 and 2014, respectively, and is classified within cost of goods sold in the consolidated statements of operations. Additionally, the previously mentioned depreciation expense for 2016, 2015 and 2014 includes accelerated depreciation of $12.4 million, $49.4 million and $4.0 million, respectively, associated with brewery and bottling line closures, and is classified within special items in the consolidated statements of operations. See Note 7, "Special Items" for further discussion as well as details around facility closures.

11. Goodwill and Intangible Assets
The following summarizes the changes in goodwill:

	U.S.	Canada	Europe	MCI	Consolidated
		(In millions)
Balance at December 31, 2014	$—	$656.5	$1,528.0	$7.1	$2,191.6
Business acquisition and disposition(1)	—	—	(6.7)	16.9	10.2
Foreign currency translation	—	(105.1)	(112.6)	(0.8)	(218.5)
Balance at December 31, 2015	$—	$551.4	$1,408.7	$23.2	$1,983.3
Business acquisition(1)(2)	6,415.6	—	—	(0.6)	6,415.0
Impairment related to India reporting unit(3)	—	—	—	(15.7)	(15.7)
Foreign currency translation	—	16.2	(148.2)	(0.5)	(132.5)
Balance at December 31, 2016	$6,415.6	$567.6	$1,260.5	$6.4	$8,250.1

(1)
The goodwill adjustment for 2016 reflects the final purchase price accounting adjustment associated with the April 1, 2015, acquisition of Mount Shivalik Breweries Ltd ("Mount Shivalik"), a regional brewer in India. As part of the purchase price accounting, goodwill generated in conjunction with this acquisition has been recorded within our MCI segment beginning in the second quarter of 2015, and included within the India reporting unit of our MCI segment for purposes of our annual goodwill impairment testing.

In addition, in July 2015, we sold our U.K. malting facility resulting in an adjustment to the goodwill in our Europe reporting unit based on the proportionate fair value of the disposed business relative to the reporting unit.

(2)	On October 11, 2016, we completed the Acquisition and have estimated preliminary goodwill of approximately $6.4 billion. This goodwill has preliminarily been allocated to our U.S. segment.

(3)
The MCI goodwill impairment loss for 2016 resulted from an interim goodwill impairment assessment for the India reporting unit performed during the second quarter of 2016, triggered by the enactment of total alcohol prohibition in the state of Bihar, India on April 5, 2016.

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2016:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$4,876.3	$(288.2)	$4,588.1
License agreements and distribution rights	15 - 28	225.9	(89.4)	136.5
Other	2 - 40	129.3	(26.4)	102.9
Intangible assets not subject to amortization:
Brands	Indefinite	8,114.2	—	8,114.2
Distribution networks	Indefinite	752.6	—	752.6
Other	Indefinite	337.6	—	337.6
Total		$14,435.9	$(404.0)	$14,031.9

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2015:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 50	$1,121.8	$(226.1)	$895.7
License agreements and distribution rights	3 - 28	135.1	(87.1)	48.0
Other	2 - 8	29.9	(28.6)	1.3
Intangible assets not subject to amortization:
Brands	Indefinite	3,052.2	—	3,052.2
Distribution networks	Indefinite	731.0	—	731.0
Other	Indefinite	17.5	—	17.5
Total		$5,087.5	$(341.8)	$4,745.7
The changes in the gross carrying amounts of intangibles from December 31, 2015, to December 31, 2016, are primarily driven by the preliminary allocation of fair value to aggregate indefinite and definite-lived intangible assets of approximately $9.9 billion upon completion of the Acquisition. See Note 4, "Acquisition and Investments" for further details. These balances were also impacted by the indefinite-lived brand intangible impairment charge recorded in 2016, and the resulting change in classification of the Molson core brands in Canada from indefinite-lived to definite-lived, subject to amortization as noted below. Additionally, these balances are impacted by changes in foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies.
Based on foreign exchange rates as of December 31, 2016, and the preliminary allocation of fair value to definite-lived intangible assets, the estimated future amortization expense of intangible assets is as follows:

Year	Amount
(In millions)
2017	$214.5
2018	$212.2
2019	$211.3
2020	$210.2
2021	$204.8
Amortization expense of intangible assets was $82.1 million, $29.9 million, and $44.6 million for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively. This expense is presented within marketing, general and administrative expenses and includes the $4.9 million of accelerated amortization recognized for the write-off of the intangible asset associated with the termination of MMI operations in the first quarter of 2014. See Note 4, "Acquisition and Investments" for further discussion.
We completed our required annual goodwill and indefinite-lived intangible impairment testing as of October 1, 2016, the first day of our fourth quarter, and concluded there were no impairments of goodwill within our Europe, Canada or India reporting units; however, an impairment charge was recorded on the Molson core brand intangible asset in Canada as a result of this review. Outside of the Molson core brands impairment, there were no other impairments of our indefinite-lived intangible assets as a result of the annual review process. However, as further discussed below, we identified a triggering event in our India reporting unit in April 2016, and as a result, completed an interim impairment assessment which resulted in an impairment loss recognized in the second quarter of 2016.
Reporting Units and Goodwill
As of the date of our annual impairment test, performed as of October 1, 2016, the operations in each of the specific regions within our Canada, Europe and MCI segments are considered components based on the availability of discrete financial information and the regular review by segment management. We have concluded that the components within the Canada and Europe segments each meet the criteria as having similar economic characteristics and therefore have aggregated these components into the Canada and Europe reporting units, respectively. Additionally, we determined that the components within our MCI segment do not meet the criteria for aggregation, and therefore, the operations of our India business constitute a separate reporting unit at the component level.
Our 2016 annual goodwill impairment testing determined that the fair value of our Canada reporting unit declined from the prior year, largely due to continued economic and competitive challenges negatively impacting our business, including sustained challenges facing the Molson core brands as further discussed below. Our Europe reporting unit fair value remained comparable with the prior year, and continues to be considered at risk of failing step one of the goodwill impairment test. Specifically, the fair value of the Europe and Canada reporting units were estimated at approximately 14% and 29% in excess of carrying value, respectively, as of the October 1, 2016, testing date. The excess of the fair value over the carrying value of the Europe reporting unit slightly improved from the prior year. The improvement in the current year was driven by a decrease to the carrying value of the reporting unit versus the prior year, in addition to the fair value of the reporting unit benefiting from improved cost savings estimates and favorable tax rate changes, which positively impacted the forecasted future cash flows for the Europe reporting unit. While the fair value of our Canada reporting unit declined from the prior year, the Canada reporting unit had an increase in the fair value in excess of the carrying value from the prior year primarily due to the impacts of the Molson core brands impairment charge resulting in a reduction to the overall carrying value of the reporting unit. The Canada reporting unit, continued to face challenging market dynamics during the year, including continued performance declines within the Molson core brands, resulting in a reduction of forecasted results in comparison to the prior year, which were slightly off-set by incremental cost savings initiatives included in the current year forecast. Although the fair value in excess of the carrying value has increased for the Canada reporting unit from the October 1, 2015, testing date, the fair value is sensitive to further unfavorable changes in forecasted cash flows, macroeconomic conditions, market multiples or discount rates that could have an adverse impact. The fair value of the India reporting unit approximated its carrying value, as there were no significant changes indicating a reduction in the fair value of the reporting unit since our completion of the interim impairment assessment during the second quarter of 2016. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion of our determination of reporting units for purposes of goodwill impairment testing.
Indefinite-Lived Intangibles
During the annual impairment testing as of October 1, 2016, we identified a decline in the fair value of the Molson core brand indefinite-lived intangible asset below its carrying value, driven by key factors impacting our underlying assumptions supporting the value of the brands within the Molson portfolio. Specific changes included a continued decline in performance throughout 2016 which drove a downward shift in management's forecasts, a challenging market dynamic and competitive conditions not expected to subside in the near-term, as well as an increased discount rate. As a result, we recorded an aggregate impairment charge to the Molson core brand asset of $495.2 million within special items in the fourth quarter of 2016. The fair value of the Coors Light brand distribution rights continues to be sufficiently in excess of its carrying value as of the testing date.
In conjunction with the Molson core brand impairment during our annual testing, we also reassessed the brand's indefinite-life classification and determined that the Molson core brands had characteristics that indicated a definite-life assignment was more appropriate, including prolonged weakness in consumer demand driven by increased economic and competitive pressures. These factors have resulted in sustained declines in brand performance, and it is unclear when these ongoing pressures on the brands will subside. These brands were therefore reclassified as definite-lived intangible assets with the remaining aggregate fair value of approximately $1.8 billion, which equals the carrying value as of October 1, 2016, to be amortized over their remaining useful lives ranging from 30 to 50 years.
Our Europe indefinite-lived intangibles' fair values, including the Staropramen and Carling brands, continue to be sufficiently in excess of their respective carrying values as of the annual testing date. During 2015 and 2014, we also recognized impairment charges on certain European indefinite-lived brands of $275.0 million and $360.0 million, respectively. These brands were reclassified as definite-lived intangible assets as of September 30, 2015, and are being amortized over their remaining useful lives of 30 to 50 years. Separately, the Coors and Miller indefinite-lived brands in the U.S. were recognized at their fair values upon completion of the Acquisition on October 11, 2016.
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
Key Assumptions
As of the date of our annual impairment test, performed as of October 1, the Europe reporting unit goodwill is at risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including prolonged, or further weakening of, adverse economic conditions or significant unfavorable changes in tax, environmental or other regulations, including interpretations thereof), terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flow analyses. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections used for our Europe reporting unit testing reflect continued challenging environments in the future followed by growth resulting from a longer term recovery of the macroeconomic environment, as well as the benefit of anticipated cost savings and specific brand-building and innovation activities. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units and indefinite-lived intangibles may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in sales volume and increase in costs that could significantly impact our immediate and long-range results, a decrease in sales volume driven by a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long-term volume trends, a continuation of the trend away from core brands in certain of our markets, especially in markets where our core brands represent a significant portion of the market, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) adverse changes in macroeconomic conditions or an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a recession or worsening of the overall European economy), (iii) volatility in the equity and debt markets or other country specific factors which could result in a higher weighted-average cost of capital, (iv) sensitivity to market multiples; and (v) regulation limiting or banning the manufacturing, distribution or sale of alcoholic beverages.
Based on known facts and circumstances, we evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual assessment and incorporate into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses.
While historical performance and current expectations have resulted in fair values of our reporting units and indefinite-lived intangible assets in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
Definite-Lived Intangibles
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. Excluding the definite-lived intangible asset impairment charge associated with the triggering event which occurred in Bihar, India further discussed below, no such triggering events were identified in 2016. In addition, no such triggering events were identified in 2015 or 2014, with the exception of the license agreement litigation settlement with Miller in Canada, which resulted in $8.9 million of impairment charges of our definite-lived intangible asset in 2014.
India Triggering Event and Interim Impairment Assessment
In the fourth quarter of 2015, a newly elected government in the state of Bihar, India announced plans to ban the sale of "country" liquor and to limit the sale of other forms of alcohol, such as beer, to certain government owned outlets, effective April 1, 2016. On April 5, 2016, four days after the start of the ban on "country" liquor, the government of the state of Bihar announced immediate changes to the ban, implementing a complete prohibition of the sale and consumption of all forms of alcohol. Due to this triggering event, and as the expected length of the prohibition was unclear and was expected to remain in effect for the foreseeable future, we performed an interim impairment assessment for the impacted tangible assets, intangible assets and the India reporting unit goodwill. Specifically, upon identification of the triggering event we completed step one of the goodwill impairment test comparing the fair value of the India reporting unit to its carrying value using a combination of discounted cash flow analyses and market approaches, which resulted in the need to complete step two. Upon completion of step two, we recorded an impairment of tangible assets of $11.0 million and impairment of goodwill and definite-lived intangibles of $19.8 million within special items during the second quarter of 2016. The remaining goodwill attributable to the India reporting unit of $6.4 million, based on foreign exchange rates at December 31, 2016, is associated with cash flows in other states in India, where alcohol sales are not prohibited. We continue to monitor legal proceedings impacting the regulatory environment as it relates to our ability to resume operations in the state. In addition, if the facts or circumstances associated with the expected collectibility of certain Bihar receivables due from the government of approximately $6 million, based on foreign exchange rates at December 31, 2016, adversely change or if future cash flows are adversely impacted relative to the projected cash flows used in the impairment analysis, we may incur additional impairment or other losses in future periods.

12. Debt
Debt Obligations
Our total borrowings as of December 31, 2016, and December 31, 2015, were comprised of the following:

	As of
	December 31, 2016	December 31, 2015
	(In millions)
Senior notes:
CAD 500 million 3.95% Series A notes due 2017(1)	$372.0	$361.3
CAD 400 million 2.25% notes due 2018(2)	297.6	289.0
CAD 500 million 2.75% notes due 2020(2)	372.0	361.3
CAD 500 million 2.84% notes due 2023(3)	372.0	—
CAD 500 million 3.44% notes due 2026(3)	372.0	—
$300 million 2.0% notes due 2017(4)	300.2	300.6
$500 million 1.45% notes due 2019(3)	500.0	—
$1.0 billion 2.10% notes due 2021(3)	1,000.0	—
$500 million 3.5% notes due 2022(4)	515.0	517.8
$2.0 billion 3.0% notes due 2026(3)	2,000.0	—
$1.1 billion 5.0% notes due 2042(4)	1,100.0	1,100.0
$1.8 billion 4.2% notes due 2046(3)	1,800.0	—
EUR 800 million 1.25% notes due 2024(3)	841.4	—
Term loan due 2019(5)	800.0	—
Term loan due 2021(5)	1,500.0	—
Other long-term debt	2.2	—
Less: unamortized debt discounts and debt issuance costs	(85.0)	(21.3)
Total long-term debt (including current portion)	12,059.4	2,908.7
Less: current portion of long-term debt	(671.7)	—
Total long-term debt	$11,387.7	$2,908.7

Short-term borrowings:
Cash pool overdrafts(6)	$2.6	$18.7
Short-term facilities(7)	7.0	7.5
Other short-term borrowings	3.5	2.5
Current portion of long-term debt	671.7	—
Current portion of long-term debt and short-term borrowings	$684.8	$28.7

(1)
During the fourth quarter of 2010, Molson Coors International LP completed a CAD 500 million private placement in Canada due October 6, 2017. Prior to issuing the bond, we entered into forward starting interest rate transactions for a portion of the Canadian offering. The bond forward transactions effectively established, in advance, the yield of the government of Canada bond rate over which the Company's private placement was priced. At the time of the private placement offering and pricing, the government of Canada bond rates were trading at a yield lower than that locked in with the Company's interest rate locks. This resulted in a loss on the bond forward transactions of $7.8 million which is being amortized over the term of the Canadian issued private placement and increases our effective cost of borrowing compared to the stated coupon rates by 0.23%.

(2)
On September 18, 2015, Molson Coors International, LP issued CAD 500 million 2.75% notes due September 18, 2020 ("CAD 500 million notes"), and CAD 400 million 2.25% notes due September 18, 2018 ("CAD 400 million notes", and together with the CAD 500 million notes, the "2015 Notes"). Prior to issuing the 2015 Notes, we entered into forward starting interest rate swap agreements to hedge the interest rate volatility on CAD 600 million of the 2015 Notes beginning in the second quarter of 2014. At the time of the issuance of the 2015 Notes, the government of

Canada bond rates were trading at a yield lower than that locked in by the interest rate swaps, resulting in an aggregate realized loss of CAD 39.2 million ($29.5 million at settlement), which was recorded in other comprehensive income. A portion of this loss is being amortized into interest expense over the 5-year and 3-year terms of the respective 2015 Notes and will increase our effective cost of borrowing compared to the stated coupon rates by 0.65% on the CAD 500 million notes and 0.16% on the CAD 400 million notes. The remaining portion of the loss will be amortized on future debt issuances covering the full 10-year term of the interest rate swap agreements. The cash payment associated with the settlement of the forward starting interest rate swap agreements was recorded as an operating outflow within the other assets and liabilities line item on the consolidated statement of cash flows. See Note 16, "Derivative Instruments and Hedging Activities" for further details on the forward starting interest rate swaps.

(3)
On July 7, 2016, MCBC issued approximately $5.3 billion senior notes with portions maturing from July 15, 2019, through July 15, 2046 ("USD Notes"), and EUR 800.0 million senior notes maturing July 15, 2024 ("EUR Notes"), and Molson Coors International L.P., a Delaware limited partnership and wholly-owned subsidiary of MCBC ("Molson Coors International LP"), completed a private placement of CAD 1.0 billion senior notes maturing July 15, 2023, and July 15, 2026 ("CAD Notes"), in order to partially fund the financing of the Acquisition (USD Notes, EUR Notes and CAD notes, collectively, the "2016 Notes"). These issuances resulted in total proceeds of approximately $6.9 billion, net of underwriting fees and discounts of $36.5 million and $17.7 million, respectively. Total debt issuance costs capitalized in connection with these notes including underwriting fees, discounts and other financing related costs, were approximately $65 million and are being amortized over the respective terms of the 2016 Notes. The 2016 Notes began accruing interest upon issuance, with semi-annual payments due on the USD Notes and CAD Notes in January and July beginning in 2017, and annual interest payments due on the EUR Notes in July beginning in 2017.

Prior to issuing the EUR Notes and the CAD Notes, we entered into foreign currency forward agreements to economically hedge the foreign currency exposure of a portion of the respective notes, which were subsequently settled on July 7, 2016, concurrent with the issuance of the 2016 Notes. Additionally, upon issuance we designated the EUR Notes as a net investment hedge of our Europe business. See Note 16, "Derivative Instruments and Hedging Activities" for further details.
In order to maximize the yield on the cash received from the issuance of the 2016 Notes and the February 3, 2016, equity issuance, while maintaining the ability to readily access these funds, MCBC strategically invested the proceeds in various fixed rate deposit and money market accounts with terms of three months or less in anticipation of the Acquisition. Accordingly, we recorded interest income of $19.0 million for year ended December 31, 2016, within interest income (expense). The proceeds from our 2016 Notes and February 3, 2016, equity issuance were used to partially fund the Acquisition on October 11, 2016.

(4)
On May 3, 2012, we issued approximately $1.9 billion of senior notes with portions maturing in 2017, 2022 and 2042. The 2017 senior notes were issued in an initial aggregate principal amount of $300 million at 2.0% interest and will mature on May 1, 2017 ("$300 million notes"). The 2022 senior notes were issued in an initial aggregate principal amount of $500 million at 3.5% interest and will mature on May 1, 2022 ("$500 million notes"). The 2042 senior notes were issued in an initial aggregate principal amount of $1.1 billion at 5.0% interest and will mature on May 1, 2042. The issuance resulted in total proceeds to us, before expenses, of approximately $1.9 billion, net of underwriting fees and discounts of $14.7 million and $4.6 million, respectively. Total debt issuance costs capitalized in connection with these senior notes, including the underwriting fees and discounts, were approximately $18.0 million and are being amortized over the term of the notes.

In the first quarter of 2015, we entered into interest rate swaps to economically convert our fixed rate $300 million notes to floating rate debt consistent with the interest rate swaps on our $500 million notes entered into during 2014. As a result of these hedge programs, the changes in fair value of the interest rate swaps and the offsetting changes in the fair value of our $300 million and $500 million notes attributable to the benchmark interest rate were recorded as unrealized positions in interest expense in our consolidated statement of operations. As a result of fair value hedge accounting, the carrying value of the $300 million and $500 million notes include an adjustment for the change in fair value. During the fourth quarter of 2015, we settled these interest rate swaps, at which time we ceased adjusting the carrying value of the related $300 million and $500 million notes for the fair value movements of these swaps. At the time of termination, cumulative adjustments to the carrying value of the notes were $0.7 million and $18.1 million representing the cash inflows upon termination related to the $300 million and $500 million notes, respectively. Beginning in the fourth quarter of 2015, we began amortizing these cumulative adjustments to interest expense over the remaining term of each respective note and will accordingly decrease the annual effective interest rate for the $300 million and $500 million notes for the remaining term of the notes by 0.16% and 0.56%, respectively. The impact of these swaps including amortization resulted in an effective interest rate on the $300 million and $500 million notes of

0.95% and 1.57%, respectively, for 2015. The fair value adjustments and subsequent amortization have been excluded from the aggregate principal debt maturities table presented below.
In the first quarter of 2015, we also entered into a cross currency swap with a total notional of EUR 265 million ($300 million upon execution) in order to hedge a portion of the foreign currency translational impacts of our European investment. As a result of this cross currency swap and the above mentioned interest rate swaps, we economically converted the $300 million and associated interest to a floating rate EUR denomination. During the fourth quarter of 2015, we voluntarily cash settled the EUR 265 million notional cross currency swap associated with the $300 million notes simultaneously with the voluntary settlement of the interest rate swaps discussed previously resulting in a separate cash inflow of $16.0 million. See Note 16, "Derivative Instruments and Hedging Activities" for further details.

(5)
In anticipation of the Acquisition, we entered into a term loan agreement during the fourth quarter of 2015, as further discussed below. On October 11, 2016, in connection with the closing of the Acquisition, we borrowed $1.0 billion under the 3-year tranche and $1.5 billion under the 5-year tranche, for an aggregate principal amount of $2.5 billion. Total debt issuance costs capitalized in connection with these term loans were $8.7 million and are being amortized to interest expense over each tranche's respective terms. We bear monthly interest on these term loans at the rate of 1.50% + 1-month LIBOR. The proceeds were used to partially fund the Acquisition and no additional amounts are available for borrowing under the term loan agreement. Additionally, during the fourth quarter of 2016, we made principal payments on our $1.0 billion 3-year tranche of $200.0 million and accordingly accelerated the related amortization. As of December 31, 2015, there were no outstanding borrowings on the term loan. For the years ended December 31, 2016 and December 31, 2015, $6.7 million and $0.1 million, respectively, was recorded to interest expense related to amortization of issuance and other financing costs associated with the term loan, including the accelerated amortization noted above of $0.6 million.

(6)
As of December 31, 2016, we had $2.6 million in bank overdrafts and $18.0 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $15.4 million. As of December 31, 2015, we had $18.7 million in bank overdrafts and $39.6 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $20.9 million.

(7)
We had total outstanding borrowings of $7.0 million and $7.5 million under our two JPY overdraft facilities as of December 31, 2016, and December 31, 2015, respectively. We had no outstanding borrowings under our CAD or GBP facilities as of December 31, 2016, or December 31, 2015. A summary of our short-term facility availability is presented below. See Note 18, "Commitments and Contingencies" for further discussion related to letters of credit.

- JPY 900 million overdraft facility at Japan base rate + 0.45%
- JPY 500 million overdraft facility at Japan base rate + 0.35%
- CAD 30.0 million line of credit at USD Prime or CAD Prime depending on the borrowing currency
- GBP 20.0 million line of credit consisting of a GBP 10 million overdraft facility at GBP LIBOR +1.5% and
- GBP 10 million uncommitted money market facility
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of December 31, 2016, and December 31, 2015, the fair value of our outstanding long-term debt (including current portion of long-term debt) was approximately $12.0 billion and $2.9 billion, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Acquisition Bridge Financing
In connection with the Acquisition announced during the fourth quarter of 2015, we entered into a 364-day bridge loan agreement and term loan agreement by and among the Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent. The bridge loan agreement provided for a 364-day bridge loan facility of up to approximately $9.3 billion, which was subsequently reduced to approximately $6.8 billion as a result of the net proceeds received from our equity offering in the first quarter of 2016. The term loan agreement provided for total term loan commitments of $1.5 billion in a 3-year tranche and $1.5 billion in a 5-year tranche, for an aggregate principal amount of $3.0 billion. The bridge loan and term loan agreements provided for an aggregate commitment of $12.3 billion consistent with our anticipated permanent financing needs related to the Acquisition.

The bridge loan was subsequently terminated on July 7, 2016, after the issuance of the 2016 Notes discussed above, and we accelerated the remaining unamortized fees of $24.8 million associated with the bridge loan to other income (expense) during the third quarter of 2016. We did not borrow any amounts under the bridge loan during 2015 or 2016, and no payments were due as a result of such termination. Additionally, all related financing fees ceased upon termination of the bridge loan. See Note 4, "Acquisition and Investments" for further details regarding the financing of the Acquisition. During the years ended December 31, 2016 and December 31, 2015, $63.4 million and $6.9 million, respectively, was recorded to other income (expense) related to amortization of commitment fees as well as other financing costs associated with the bridge loan. The term loan was subsequently funded concurrent with the close of the Acquisition as discussed above.
Other
As of December 31, 2016, and December 31, 2015, we had $750 million available to draw under our $750 million revolving multi-currency credit facility, as there were no outstanding borrowings on the revolving credit facility nor was there any outstanding commercial paper. As part of our anticipated financing for the Acquisition, we amended our $750 million revolving multi-currency credit facility during the fourth quarter of 2015, which became effective following the completion of the Acquisition on October 11, 2016, to increase the maximum leverage ratio to 5.75x debt to earnings before interest expense, tax expense, depreciation and amortization ("EBITDA") with a decline to 3.75x debt to EBITDA in the fourth year following the closing of the Acquisition.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions and transfers of assets. As of December 31, 2016, and December 31, 2015, we were in compliance with all of these restrictions and have met all debt payment obligations. The restrictions related to our 2016 Notes and term loans are substantially similar to those of our other outstanding senior notes as of December 31, 2016, which all rank pari-passu.
As of December 31, 2016, the aggregate principal debt maturities of long-term debt and short-term borrowings, based on foreign exchange rates at December 31, 2016, for the next five years are as follows:

Year	Amount
(In millions)
2017	$685.3
2018	297.6
2019	1,300.0
2020	372.0
2021	2,500.0
Thereafter	6,987.4
Total	$12,142.3
Interest
Interest incurred, capitalized and expensed were as follows:

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In millions)
Interest incurred	$272.2	$121.1	$147.7
Interest capitalized	(0.6)	(0.8)	(2.7)
Interest expensed	$271.6	$120.3	$145.0

13. Share-Based Payments
We have one share-based compensation plan, the MCBC Incentive Compensation Plan (the "Incentive Compensation Plan"), as of December 31, 2016, and all outstanding awards fall under this plan.
Molson Coors Brewing Company Incentive Compensation Plan
We issue the following types of awards related to shares of Class B common stock to certain directors, officers, and other eligible employees, pursuant to the Incentive Compensation Plan: RSUs, DSUs, PUs, PSUs, and stock options.
RSU awards are issued at the market value equal to the price of our stock at the date of the grant and vest over a period of three years. In 2016, 2015 and 2014, we granted 0.2 million, 0.2 million and 0.3 million RSUs, respectively, with a weighted-average market value of $92.95, $71.45 and $57.84 each, respectively. Prior to vesting, RSUs have no voting rights.
DSU awards, under the Directors' Stock Plan pursuant to the Incentive Compensation Plan, are elections made by non-employee directors of MCBC that enable them to receive all or one-half of their annual cash retainer payments in our stock. The deferred stock unit awards are issued at the market value equal to the closing price on the date of the grant. The DSUs are paid in shares of stock upon termination of service. Prior to vesting, DSUs have no voting rights. In 2016, 2015 and 2014, we granted a small number of DSUs with a weighted-average market value of $100.60, $79.34 and $69.78 per share, respectively.
PUs were previously granted based on a target value established at the date of grant based on achievement of specified adjusted earnings per share targets, and vested upon completion of a service requirement. The PU award value could be settled in cash or shares, or partly in cash and partly in shares, at the discretion of the Company and the awards were accounted for as liabilities, resulting in variable compensation expense. There were no PUs granted in 2016, 2015 or 2014 and all outstanding PUs fully vested in 2015. The total share-based liabilities settled for PUs vested during 2015 and 2014 were $1.5 million and $2.8 million, respectively.
As part of our annual grant in the first quarter of 2016, 2015 and 2014 we granted PSUs, rather than PUs that we had historically granted, for performance awards. PSUs are granted with a target value established at the date of grant and vest upon completion of a service requirement. The settlement amount of the PSUs is determined based on market and performance metrics, which include our total shareholder return performance relative to the S&P 500 and specified internal performance metrics designed to drive greater shareholder return. PSU compensation expense is based on a fair value assigned to the market metric upon grant using a Monte Carlo model, which will remain constant throughout the vesting period of three years, and a performance multiplier, which will vary due to changing estimates of the performance metric condition. During 2016, 2015 and 2014, we granted 0.1 million, 0.1 million and 0.2 million PSUs, respectively, each with a weighted-average fair value of $90.49, $74.42 and $58.69, respectively.
Stock options are granted with an exercise price equal to the market value of a share of Class B common stock on the date of grant. Stock options have a term of ten years and generally vest over three years. During 2016, 2015 and 2014, we granted 0.1 million, 0.1 million and 0.2 million options, respectively, each with a weighted-average fair value of $16.65, $13.98 and $12.78, respectively.
In connection with the Acquisition, MCBC issued replacement awards to various MillerCoors employees who had awards outstanding under the historical MillerCoors share-based compensation plan consisting of 0.5 million stock options with a weighted-average fair value of $42.21 per share, 0.4 million RSUs with a weighted-average market value of $107.91 per share, and 0.1 million PSUs with a weighted-average fair value of $106.17 per share. The terms and fair values of these awards were substantially the same as the replaced MillerCoors awards. The fair value of the replacement awards associated with services rendered through the date of the Acquisition was recognized as a non-cash component of the total purchase consideration. The remaining fair value of the replacement awards associated with post-Acquisition service is being recognized as an expense on a straight-line basis over the remaining vesting period of the awards. The fair values of the replacement stock options were estimated using a binomial lattice valuation model due to their various in-the-money levels and remaining terms.

The following table summarizes share-based compensation expense and includes share-based compensation related to pre-existing MCBC equity awards held by former MCBC employees who transferred to MillerCoors (for the year ended December 31, 2016, this includes the period from January 1, 2016, through October 10, 2016):

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In millions)
Pretax compensation expense	$32.3	$20.7	$23.5
Tax benefit	(10.0)	(5.6)	(7.0)
After-tax compensation expense	$22.3	$15.1	$16.5
As of December 31, 2016, there was $69.3 million of total unrecognized compensation cost from all share-based compensation arrangements granted under the Incentive Compensation Plan, related to unvested awards. Included within unrecognized compensation expense is $36.3 million associated with the MillerCoors replacement awards previously described. This total compensation expense is expected to be recognized over a weighted-average period of 1.8 years.
The following table represents non-vested RSUs, DSUs, and PSUs as of December 31, 2016, and the activity during 2016:

	RSUs and DSUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 31, 2015	0.6	$56.23	0.5	$57.01
Granted	0.2	$93.13	0.1	$90.49
Replacement awards issued	0.4	$107.91	0.1	$106.17
Vested	(0.3)	$51.35	(0.2)	$44.71
Forfeited	(0.1)	$82.91	—	$—
Non-vested as of December 31, 2016	0.8	$87.01	0.5	$81.67
The weighted-average fair value per unit for the non-vested PSUs is $129.00 as of December 31, 2016.
The total intrinsic values of RSUs and DSUs vested during 2016, 2015 and 2014 were $21.8 million, $17.5 million and $12.9 million, respectively.
The following table represents the summary of options and SOSARs outstanding as of December 31, 2016, and the activity during 2016:

	Awards outstanding
	Awards	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2015	1.3	$49.49	4.8	$58.0
Granted	0.1	$92.04
Replacement awards issued	0.5	$70.05
Exercised	(0.4)	$47.70
Forfeited	—	$—
Outstanding as of December 31, 2016	1.5	$59.79	5.4	$58.2
Expected to vest	0.4	$78.97	8.5	$7.3
Exercisable at December 31, 2016	1.1	$52.97	4.3	$50.8
The total intrinsic values of stock options exercised during 2016, 2015 and 2014 were $17.7 million, $34.1 million and $30.9 million, respectively. During 2016, 2015 and 2014, cash received from stock options exercises was $11.2 million, $34.6 million and $44.4 million, respectively, and total tax benefits realized, including excess tax benefits, from share-based awards vested or exercised was $15.1 million, $15.6 million and $13.0 million, respectively.
The shares of Class B common stock to be issued under the stock option plans are made available from authorized and unissued MCBC Class B common stock. As of December 31, 2016, there were 5.4 million shares of MCBC Class B common stock available for the issuance under the Incentive Compensation Plan.
The fair value of each option granted in 2016, 2015 and 2014 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
Risk-free interest rate	1.40%	1.70%	2.29%
Dividend yield	1.81%	2.20%	2.57%
Volatility range	23.16% - 24.64%	21.65% - 29.90%	22.66% - 26.57%
Weighted-average volatility	23.53%	23.71%	25.59%
Expected term (years)	5.2	5.7	7.5
Weighted-average fair value	$16.65	$13.98	$12.78
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
The fair value of the market metric for each PSU granted in 2016, 2015 and 2014 was determined on the date of grant using a Monte Carlo model to simulate total stockholder return for MCBC and peer companies with the following weighted-average assumptions:

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
Risk-free interest rate	1.04%	1.06%	0.72%
Dividend yield	1.81%	2.20%	2.57%
Volatility range	14.10% - 77.11%	12.73% - 62.28%	12.45% - 72.41%
Weighted-average volatility	23.68%	21.53%	21.72%
Expected term (years)	2.8	2.8	2.8
Weighted-average fair market value	$90.49	$74.42	$58.69
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

14. Accumulated Other Comprehensive Income (Loss)

	MCBC shareholders
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and Postretirement Benefit adjustments	Equity Method Investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2013	$979.1	$14.6	$(556.3)	$(282.5)	$154.9
Foreign currency translation adjustments	(818.0)	(8.9)	8.4	—	(818.5)
Unrealized gain (loss) on derivative instruments	—	3.8	—	—	3.8
Reclassification of derivative (gain) loss to income	—	3.8	—	—	3.8
Pension and other postretirement benefit adjustments	—	—	(172.3)	—	(172.3)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	33.0	—	33.0
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	(157.5)	(157.5)
Tax benefit (expense)	(31.3)	1.7	28.7	55.3	54.4
As of December 31, 2014	$129.8	$15.0	$(658.5)	$(384.7)	$(898.4)
Foreign currency translation adjustments	(830.4)	(16.0)	(1.7)	—	(848.1)
Unrealized gain (loss) on derivative instruments	—	23.0	—	—	23.0
Reclassification of derivative (gain) loss to income	—	(7.1)	—	—	(7.1)
Pension and other postretirement benefit adjustments	—	—	42.0	—	42.0
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	46.9	—	46.9
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	56.5	56.5
Tax benefit (expense)	(69.3)	(0.4)	(17.8)	(22.2)	(109.7)
As of December 31, 2015	$(769.9)	$14.5	$(589.1)	$(350.4)	$(1,694.9)
Foreign currency translation adjustments	(227.4)	—	(7.3)	—	(234.7)
Unrealized gain (loss) on derivative and non-derivative instruments	—	20.0	—	—	20.0
Reclassification of derivative (gain) loss to income	—	(3.4)	—	—	(3.4)
Pension and other postretirement benefit adjustments	—	—	75.1	—	75.1
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	39.8	—	39.8
Reclassification of historical share of MillerCoors' AOCI loss to income(1)	—	—	—	458.3	458.3
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)(1)	—	—	—	36.8	36.8
Tax benefit (expense)(1)	3.2	(9.9)	(21.2)	(214.6)	(242.5)
As of December 31, 2016	$(994.1)	$21.2	$(502.7)	$(69.9)	$(1,545.5)

(1)
Upon completion of the Acquisition on October 11, 2016, we recorded a loss of $458.3 million within special items, net upon reclassification of our accumulated other comprehensive loss related to our historical 42% interest in MillerCoors. The associated income tax benefit of $200.1 million was also reclassified and recorded as a component of the income tax benefit (expense) line item on the consolidated statement of operations. See Note 4, "Acquisition and Investments" for further details. The remaining AOCI of our equity method investments is related to changes to BRI and BDL pension obligations.

We have significant levels of net assets denominated in currencies other than the USD due to our operations in foreign countries, and therefore we recognize OCI gains and/or losses when those items are translated to USD. The foreign currency translation losses recognized during 2016 are due to the weakening of the GBP and other currencies of our Europe operations versus the USD partially offset by slight strengthening of the CAD versus the USD. The foreign currency translation losses recognized during 2015 and 2014 are due to the weakening of the CAD, GBP and other currencies of our Europe operations versus the USD.

Reclassifications from AOCI to income:

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
	Reclassifications from AOCI			Location of gain (loss) recognized in income
	(In millions)
Gain/(loss) on cash flow hedges:
Forward starting interest rate swaps	$(3.8)	$(2.0)	$(1.5)	Interest expense, net
Foreign currency forwards	(7.2)	(11.9)	(5.5)	Other income (expense), net
Foreign currency forwards	14.4	21.0	2.8	Cost of goods sold
Commodity swaps	—	—	0.4	Cost of goods sold
Total income (loss) reclassified, before tax	3.4	7.1	(3.8)
Income tax benefit (expense)	(0.4)	(1.7)	1.5
Net income (loss) reclassified, net of tax	$3.0	$5.4	$(2.3)

Amortization of defined benefit pension and other postretirement benefit plan items:
Prior service benefit (cost)	$(0.6)	$(0.3)	$2.4	(1)
Net actuarial gain (loss)	(39.2)	(46.6)	(35.4)	(1)
Total income (loss) reclassified, before tax	(39.8)	(46.9)	(33.0)
Income tax benefit (expense)	8.4	9.4	6.8
Net income (loss) reclassified, net of tax	$(31.4)	$(37.5)	$(26.2)

Reclassification of historical share of MillerCoors' AOCI loss:
Historical share of MillerCoors' AOCI loss	$(458.3)	$—	$—	(2)
Income tax benefit (expense)	200.1	—	—
Net income (loss) reclassified, net of tax	$(258.2)	$—	$—

Total income (loss) reclassified, net of tax	$(286.6)	$(32.1)	$(28.5)

(1)
These components of AOCI are included in the computation of net periodic pension and other postretirement benefit cost. See Note 15, "Employee Retirement Plans and Postretirement Benefits" for additional details.

(2)
Upon completion of the Acquisition on October 11, 2016, we recorded a loss within special items, net upon reclassification of our accumulated other comprehensive loss related to our historical 42% interest in MillerCoors. See Note 4, "Acquisition and Investments" for further details.

15. Employee Retirement Plans and Postretirement Benefits
We maintain retirement plans for the majority of our employees. Depending on the benefit program, we provide either defined benefit pension or defined contribution plans to our employees in each of our segments. Each plan is managed locally and in accordance with respective local laws and regulations. We have defined benefit pension plans in the U.S. (MillerCoors), U.K., Canada and Japan. All retirement plans for MCBC Corporate employees in the U.S. are defined contribution pension plans. Additionally, we offer OPEB plans to a portion of our Canadian, U.S. (MillerCoors and Corporate) and Central European employees; these plans are not funded. BRI and BDL maintain defined benefit, defined contribution and postretirement benefit plans as well; however, those plans are excluded from this disclosure as BRI and BDL are equity method investments and not consolidated.
MillerCoors participates in and makes contributions to multi-employer pension plans. Contributions to multi-employer pension plans were $1.2 million for the post-Acquisition period of October 11, 2016, through December 31, 2016. Additionally, MillerCoors' postretirement health plan qualifies for the federal subsidy under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) because the prescription drug benefits provided under the Company's postretirement health plan for Medicare eligible retirees generally require lower premiums from covered retirees and have lower co-payments and deductibles than the benefits provided in Medicare Part D and, accordingly, are actuarially equivalent to or better than the benefits provided under the Act. The benefits paid, including prescription drugs, were $9.0 million for the post-Acquisition period of October 11, 2016, through December 31, 2016. Subsidies of $0.1 million for the post-Acquisition period of October 11, 2016, through December 31, 2016, were received.

As described in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies", prior to October 11, 2016, MCBC's 42% share of MillerCoors was accounted for under the equity method of accounting, and, therefore, its results of operations, including MillerCoors' pension and OPEB expenses, were reported as equity income in MillerCoors in the consolidated statements of operations and MCBC's 42% share of MillerCoors' net assets, including MillerCoors' pension and OPEB liabilities, was reported as investment in MillerCoors in the consolidated balance sheets and, therefore, the historical MillerCoors pension and OPEB plan information was not included in this disclosure. As a result of the Acquisition, MillerCoors' results of operations became fully consolidated by MCBC, and, therefore, for the year ended December 31, 2016, the consolidated statement of operations includes MillerCoors' pension and OPEB expenses attributable to the period from October 11, 2016, to December 31, 2016, and the consolidated balance sheet as of December 31, 2016, includes MillerCoors' pension and OPEB liabilities. MillerCoors' pension and OPEB plans were recorded at fair value upon close of the Acquisition.
Defined Benefit and OPEB Plans
Net Periodic Pension and OPEB Cost

	For the years ended
	December 31, 2016			December 31, 2015			December 31, 2014
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Components of net periodic pension and OPEB cost:
Service cost—benefits earned during the year	$7.6	$4.1	$11.7	$9.5	$1.8	$11.3	$13.1	$3.0	$16.1
Interest cost on projected benefit obligation	146.4	10.9	157.3	137.5	6.0	143.5	167.6	7.1	174.7
Expected return on plan assets	(183.4)	—	(183.4)	(175.8)	—	(175.8)	(195.6)	—	(195.6)
Amortization of prior service cost (benefit)	0.7	(0.1)	0.6	0.6	(0.3)	0.3	0.6	(3.0)	(2.4)
Amortization of net actuarial loss (gain)	30.2	—	30.2	46.9	(0.3)	46.6	36.3	(0.9)	35.4
Curtailment and settlement loss	9.0	—	9.0	(1.0)	—	(1.0)	—	—	—
Less: expected participant contributions	(0.5)	—	(0.5)	(2.4)	—	(2.4)	(1.0)	—	(1.0)
Net periodic pension and OPEB cost	$10.0	$14.9	$24.9	$15.3	$7.2	$22.5	$21.0	$6.2	$27.2

Obligations and Changes in Funded Status
The changes in the benefit obligation, plan assets and the funded status of the pension and OPEB plans are as follows:

	For the year ended December 31, 2016			For the year ended December 31, 2015
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Change in benefit obligation:
Prior year benefit obligation	$3,500.0	$136.1	$3,636.1	$3,979.3	$162.2	$4,141.5
Pension and postretirement benefit obligations assumed in Acquisition	3,045.8	734.4	3,780.2	—	—	—
Service cost, net of expected employee contributions	7.1	4.1	11.2	8.9	1.8	10.7
Interest cost	146.4	10.9	157.3	137.5	6.0	143.5
Actual employee contributions	0.5	—	0.5	0.5	—	0.5
Actuarial loss (gain)	139.2	(38.7)	100.5	(76.5)	(2.7)	(79.2)
Amendments	—	—	—	1.3	—	1.3
Benefits paid	(220.1)	(15.5)	(235.6)	(194.5)	(6.1)	(200.6)
Curtailment/settlement loss	(67.8)	—	(67.8)	(1.0)	—	(1.0)
Foreign currency exchange rate change	(373.6)	3.7	(369.9)	(355.5)	(25.1)	(380.6)
Benefit obligation at end of year	$6,177.5	$835.0	$7,012.5	$3,500.0	$136.1	$3,636.1
Change in plan assets:
Prior year fair value of assets	$3,523.2	$—	$3,523.2	$3,667.6	$—	$3,667.6
Plan assets assumed in Acquisition	2,723.6	—	2,723.6	—	—	—
Actual return on plan assets	366.2	—	366.2	142.9	—	142.9
Employer contributions	12.1	15.5	27.6	256.1	6.1	262.2
Actual employee contributions	0.5	—	0.5	0.5	—	0.5
Settlement loss	(67.8)	—	(67.8)	—	—	—
Benefits and plan expenses paid	(227.6)	(15.5)	(243.1)	(195.6)	(6.1)	(201.7)
Foreign currency exchange rate change	(384.7)	—	(384.7)	(348.3)	—	(348.3)
Fair value of plan assets at end of year	$5,945.5	$—	$5,945.5	$3,523.2	$—	$3,523.2
Funded status:	$(232.0)	$(835.0)	$(1,067.0)	$23.2	$(136.1)	$(112.9)
Amounts recognized in the Consolidated Balance Sheets:
Other non-current assets	$184.6	$—	$184.6	$97.2	$—	$97.2
Accounts payable and other current liabilities	(4.2)	(51.4)	(55.6)	(1.6)	(6.6)	(8.2)
Pension and postretirement benefits	(412.4)	(783.6)	(1,196.0)	(72.4)	(129.5)	(201.9)
Net amounts recognized	$(232.0)	$(835.0)	$(1,067.0)	$23.2	$(136.1)	$(112.9)
The accumulated benefit obligation for our defined benefit pension plans was approximately $6.2 billion and $3.5 billion at December 31, 2016, and December 31, 2015, respectively. The $954.1 million increase in the net underfunded status of our aggregate pension and OPEB plans from December 31, 2015, to December 31, 2016, was primarily driven by the inclusion of the MillerCoors pension and OPEB plans following the completion of the Acquisition.

All defined benefit pension and OPEB plans with the exception of our U.K. and certain Canada defined benefit plans as of December 31, 2016, had aggregate accumulated benefit obligations and projected benefit obligations in excess of plan assets. Information for these plans with aggregate accumulated benefit obligations and projected benefit obligations in excess of plan assets is as follows:

	As of December 31, 2016			As of December 31, 2015
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Accumulated benefit obligation	$3,406.6	$697.4	$4,104.0	$566.5	$5.8	$572.3
Projected benefit obligation	$3,422.2	$835.0	$4,257.2	$567.3	$136.1	$703.4
Fair value of plan assets	$3,005.6	$—	$3,005.6	$493.3	$—	$493.3
Accumulated Other Comprehensive Income
Amounts recognized in AOCI not yet recognized as components of net periodic pension and OPEB cost, pretax, were as follows:

	As of December 31, 2016			As of December 31, 2015
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net actuarial loss (gain)	$770.1	$(47.7)	$722.4	$839.2	$(10.3)	$828.9
Net prior service cost	2.4	(0.1)	2.3	3.5	(0.1)	3.4
Total not yet recognized	$772.5	$(47.8)	$724.7	$842.7	$(10.4)	$832.3
Changes in plan assets and benefit obligations recognized in OCI, pretax, were as follows:

	Pension	OPEB	Consolidated
	(In millions)
Accumulated other comprehensive loss (income) as of December 31, 2014	$927.0	$(7.5)	$919.5
Amortization of prior service (costs) benefit	(0.6)	0.3	(0.3)
Amortization of net actuarial (loss) gain	(46.9)	0.3	(46.6)
Current year actuarial loss (gain)	(39.3)	(2.7)	(42.0)
Foreign currency exchange rate change	2.5	(0.8)	1.7
Accumulated other comprehensive loss (income) as of December 31, 2015	$842.7	$(10.4)	$832.3
Amortization of prior service (costs) benefit	(0.7)	0.1	(0.6)
Amortization of net actuarial (loss) gain	(30.2)	—	(30.2)
Settlement loss	(9.0)	—	(9.0)
Current year actuarial loss (gain)	(36.5)	(38.6)	(75.1)
Foreign currency exchange rate change	6.2	1.1	7.3
Accumulated other comprehensive loss (income) as of December 31, 2016	$772.5	$(47.8)	$724.7
Amortization of AOCI expected to be recognized in net periodic pension and OPEB cost during fiscal year 2017 pretax is as follows:

	Pension	OPEB	Consolidated
	(In millions)
Amortization of net prior service cost (gain)	$0.7	$—	$0.7
Amortization of actuarial net loss (gain)	$30.1	$—	$30.1

Assumptions
Periodic pension and OPEB cost is actuarially calculated annually for each individual plan based on data available at the beginning of each year. Assumptions used in the calculation include the settlement discount rate selected and disclosed at the end of the previous year (adjusted for the October 10, 2016, valuation for MillerCoors) as well as other assumptions detailed in the table below. The weighted-average rates used in determining the periodic pension and OPEB cost for the fiscal years 2016, 2015 and 2014 were as follows:

	For the years ended
	December 31, 2016		December 31, 2015		December 31, 2014
	Pension	OPEB	Pension	OPEB	Pension	OPEB
Weighted-average assumptions:
Settlement discount rate	3.72%	3.59%	3.70%	4.15%	4.57%	4.79%
Rate of compensation increase	2.00%	N/A	2.50%	N/A	2.50%	N/A
Expected return on plan assets(1)	5.15%	N/A	5.46%	N/A	6.16%	N/A
Health care cost trend rate	N/A	Ranging ratably from 7.7% in 2016 to 4.5% in 2028	N/A	Ranging ratably from 7.7% in 2015 to 4.5% in 2028	N/A	Ranging ratably from 7.7% in 2014 to 4.5% in 2028

(1)
We develop our long-term expected return on assets ("EROA") assumptions annually with input from independent investment specialists including our actuaries, investment consultants, plan trustee and other specialists. Each EROA assumption is based on historical data, including historical returns, historical market rates and is calculated for each plan's individual asset class. The calculation includes inputs for interest, inflation, credit, and risk premium (active investment management) rates and fees paid to service providers. We consider our EROA to be a significant management estimate. Any material changes in the inputs to our methodology used in calculating our EROA could have a significant impact on our reported defined benefit pension plans' expense.

Benefit obligations are actuarially calculated annually at the end of each year based on the assumptions detailed in the table below. Obligations under the OPEB plans are determined by the application of the terms of medical, dental, vision and life insurance plans, together with relevant actuarial assumptions and heath care cost trend rates. The weighted-average rates used in determining the projected benefit obligation for defined pension plans and the accumulated postretirement benefit obligation for OPEB plans, as of December 31, 2016, and December 31, 2015, were as follows:

	As of December 31, 2016		As of December 31, 2015
	Pension	OPEB	Pension	OPEB
Weighted-average assumptions:
Settlement discount rate	3.36%	3.76%	3.82%	4.05%
Rate of compensation increase	2.00%	N/A	2.00%	N/A
Health care cost trend rate	N/A	Ranging ratably from 7.0% in 2016 to 4.5% in 2037	N/A	Ranging ratably from 7.7% in 2016 to 4.5% in 2028
The change to the weighted-average discount rates used for our defined benefit pension plans and postretirement plans at December 31, 2016, from December 31, 2015, largely resulted from the inclusion of the MillerCoors pension and OPEB plans and change in the nature of the global economic environment, particularly in the U.K.

Assumed health care cost trend rates have a significant effect on the amounts reported for OPEB health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects on related OPEB plans:

	1% point increase (unfavorable)	1% point decrease favorable
	(In millions)
Effect on total of service and interest cost components	$(1.7)	$1.5
Effect on postretirement benefit obligations	$(58.2)	$51.0
Investment Strategy
The obligations of our defined benefit pension plans in the U.S., Canada and the U.K. are supported by assets held in trusts for the payment of future benefits. The business segments are obligated to adequately fund these asset trusts. The underlying investments within our defined benefit pension plans include: cash and short-term instruments, debt securities, equity securities, investment funds, and other investments including derivatives, hedge fund of funds and real estate. Investment allocations reflect the customized strategies of the respective plans.
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

(3)	manage the risk level of the plans' assets in relation to the plans' liabilities
Each plan's respective allocation targets promote optimal expected return and volatility characteristics given a focus on a long-term time horizon for fulfilling the plans' obligations. All assets are managed by external investment managers with a mandate to either match or outperform their benchmark. The plans use different asset managers in the U.S., U.K. and Canada and each plan's respective asset allocation could be impacted by a change in asset managers.
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
Both our U.K. and Canadian plans hedge a portion of the foreign exchange exposure between plan assets that are not denominated in the local plan currency and the local currency as the Canadian and U.K. pension liabilities will be settled in CAD and GBP, respectively.
Target Allocations
The following compares target asset allocation percentages with actual asset allocations on a weighted-average asset basis at December 31, 2016:

	Target allocations	Actual allocations
Equities	23.7%	24.4%
Fixed income	65.9%	62.7%
Hedge funds	1.8%	1.8%
Real estate	2.2%	2.2%
Other	6.4%	8.9%
Significant Concentration Risks
We periodically evaluate our defined benefit pension plan assets for concentration risks. As of December 31, 2016, we did not have any individual underlying asset position that composed a significant concentration of each plan's overall assets.

However, we currently have significant plan assets invested in U.K., U.S. and Canadian government fixed income holdings. A provisional credit rating downgrade for any of these governments could negatively impact the asset values.
Further, as our benefit plans maintain exposure to non-government investments, a significant system-wide increase in credit spreads would also negatively impact the reported plan asset values. In general, equity and fixed income risks have been mitigated by company-specific concentration limits and by utilizing multiple equity managers. We do have significant amounts of assets invested with individual fixed income and hedge fund managers, therefore, the plans use outside investment consultants to aid in the oversight of these managers and fund performance.
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
Major Categories of Plan Assets
As of December 31, 2016, our major categories of plan assets included the following:

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

•
Other—Includes derivatives, repurchase agreements, recoverable taxes for taxes paid and awaiting reclaim due to the tax exempt nature of the pension plan, venture capital, and private equity. Derivatives are priced using observable inputs including yields, interest rate curves and spreads. Exchange traded derivatives are typically priced using the last trade price. Repurchase agreements are agreements where our plan has created an asset exposure using borrowed assets, creating a repurchase agreement liability, to facilitate the trade. The assets associated with the repurchase agreement are included in the other category in the fair value hierarchy, and the repurchase agreement liability is classified as Level 1 in the hierarchy, as the liability is valued using quoted prices in active markets. When determining the presentation of our target and asset allocations for repurchase agreements, we are viewing the asset type, as opposed to the investment vehicle, and accordingly include the associated assets within fixed income, specifically interest and inflation linked assets. We include recoverable tax items in Level 1 of this hierarchy, as these are cash receivables and the values are derived from quoted prices in active markets. Private equity is included in Level 3 as the values are based upon the use of unobservable inputs.
Fair Value Hierarchy
The following presents our fair value hierarchy for our defined benefit pension plan assets excluding investments using the NAV per share practical expedient (in millions):

		Fair value measurements as of December 31, 2016
	Total at December 31, 2016	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents
Cash	$237.0	$237.0	$—	$—
Trades awaiting settlement	7.0	7.0	—	—
Bank deposits, short-term bills and notes	76.9	—	76.9	—
Debt
Government securities	2,242.8	—	2,242.8	—
Corporate debt securities	997.9	—	997.8	0.1
Interest and inflation linked assets	1,011.7	—	963.3	48.4
Collateralized debt securities	21.2	—	—	21.2
Equities
Common stock	697.2	695.5	1.7	—
Other
Repurchase agreements	(1,693.1)	(1,693.1)	—	—
Recoverable taxes	0.5	0.5	—	—
Venture capital	0.3	—	—	0.3
Private Equity	267.4	—	—	267.4
Total fair value of investments excluding NAV per share practical expedient	$3,866.8	$(753.1)	$4,282.5	$337.4

The following presents our total fair value of plan assets including the NAV per share practical expedient for our defined benefit pension plan assets:

Total at December 31, 2016
(In millions)
Fair value of investments excluding NAV per share practical expedient	$3,866.8
Fair value of investments using NAV per share practical expedient
Debt funds	1,166.2
Equity funds	778.3
Real estate funds	45.3
Hedge funds of funds	3.4
Private equity funds	85.5
Total fair value of plan assets	$5,945.5
The following presents our fair value hierarchy for our defined benefit pension plan assets excluding investments using the NAV per share practical expedient (in millions):

		Fair value measurements as of December 31, 2015
	Total at December 31, 2015	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents
Cash	$109.9	$109.9	$—	$—
Trades awaiting settlement	(20.5)	(20.5)	—	—
Bank deposits, short-term bills and notes	13.9	—	13.9	—
Debt
Government securities	1,578.7	—	1,578.7	—
Corporate debt securities	317.7	—	317.7	—
Interest and inflation linked assets	1,047.0	—	1,010.1	36.9
Collateralized debt securities	3.4	—	—	3.4
Equities
Common stock	674.2	674.2	—	—
Other
Repurchase agreements	(1,652.0)	(1,652.0)	—	—
Recoverable taxes	0.7	0.7	—	—
Venture capital	0.2	—	—	0.2
Private equity	206.7	—	—	206.7
Total fair value of investments excluding NAV per share practical expedient	$2,279.9	$(887.7)	$2,920.4	$247.2

The following presents our fair value hierarchy including the NAV per share practical expedient for our defined benefit pension plan assets:

Total at December 31, 2015
(In millions)
Fair value of investments excluding NAV per share practical expedient	$2,279.9
Fair value of investments using NAV per share practical expedient
Debt funds	630.7
Equity funds	350.6
Real estate funds	57.9
Hedge funds of funds	130.5
Private equity	73.6
Total fair value of plan assets	$3,523.2
Fair Value: Level Three Rollforward
The following presents our Level 3 Rollforward for our defined pension plan assets excluding investments using the NAV per share practical expedient:

Amount
(In millions)
Balance at December 31, 2014	$119.9
Total gain or loss (realized/unrealized):
Realized gain (loss)	—
Unrealized gain (loss) included in AOCI	(2.4)
Purchases, issuances, settlements	141.2
Transfers in/(out) of Level 3	—
Foreign exchange translation (loss)/gain	(11.5)
Balance at December 31, 2015	$247.2
Balance assumed in Acquisition	45.8
Total gain or loss (realized/unrealized):
Realized gain (loss)	0.2
Unrealized gain (loss) included in AOCI	22.3
Purchases, issuances, settlements	51.7
Transfers in/(out) of Level 3	16.6
Foreign exchange translation (loss)/gain	(46.4)
Balance at December 31, 2016	$337.4
Expected Cash Flows
In 2017, we expect to make contributions to our defined benefit pension plans of approximately $100 million to $120 million and benefit payments under our OPEB plans of approximately $50 million based on foreign exchange rates as of December 31, 2016. BRI and BDL contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements. Plan funding strategies are influenced by employee benefits, tax laws and plan governance documents.

Expected future benefit payments for defined benefit pension and OPEB plans, based on foreign exchange rates at December 31, 2016, are as follows:

Expected benefit payments	Pension	OPEB
	(In millions)
2017	$361.5	$51.4
2018	$346.9	$52.0
2019	$348.7	$52.7
2020	$350.5	$53.2
2021	$350.9	$53.2
2022-2026	$1,801.6	$263.9
Defined Contribution Plans
We offer defined contribution pension plans for the majority of our MillerCoors, Corporate, Canadian and U.K. employees. The investment strategy for defined contribution plans are determined by each individual participant from the options we have made available as the plan sponsor. MillerCoors' employees are eligible to participate in the MillerCoors Employees' Retirement and Savings Plan, a qualified defined contribution plan, which provides for employer matching contributions up to 4% of eligible compensation (certain employees are also eligible for additional employer contributions). Corporate employees are eligible to participate in the Molson Coors Savings and Investment Plan, a qualified defined contribution plan, which provides for employer contributions ranging from 5% to 9% of our hourly and salaried employees' compensation (certain employees are also eligible for additional employer contributions). The employer contributions to the U.K. and Canadian plans range from 3% to 8.5% of employee compensation. Both employee and employer contributions were made in cash in accordance with participant investment elections.
We recognized costs associated with defined contribution plans of $24.0 million, $17.6 million and $19.0 million in 2016, 2015 and 2014, respectively.
In addition, we have other deferred compensation and nonqualified defined contribution plans. We have voluntarily funded these liabilities through Rabbi Trusts. These are company assets that are invested in publicly traded mutual funds whose performance is expected to closely match changes in the plan liabilities. As of December 31, 2016, and December 31, 2015, the plan liabilities were equal to the plan assets and were included in other assets and other liabilities on our consolidated balance sheets, respectively.
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
To achieve our objectives, we enter into a variety of financial derivatives, including foreign currency exchange, commodity, interest rate and cross currency swaps as well as options. We also enter into physical hedging agreements directly with our suppliers to manage our exposure to certain commodities.
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
We have established a counterparty credit policy and guidelines that are monitored and reported to management according to prescribed guidelines to assist in managing this risk. As an additional measure, we utilize a portfolio of institutions either headquartered or operating in the same countries that we conduct our business. In calculating the fair value of our derivative balances, we also record an adjustment to recognize the risk of counterparty credit and our own non-performance risk, as appropriate.

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
Collateral
We do not receive and are not required to post collateral unless a change of control event occurs. This termination event would give either party the right to early terminate all outstanding swap transactions in the event that the other party consolidates, merges with, or transfers all or substantially all of its assets to, another entity, and the creditworthiness of the surviving entity that has assumed such party's obligations is materially weaker than that of such party. As of December 31, 2016, we did not have any collateral posted with any of our counterparties.
Derivative Accounting Policies
Overview
Our foreign currency forwards are designated in hedging relationships as cash flow hedges. Prior to settlements discussed below, our forward starting interest rate swaps were designated as cash flow hedges, our interest rate swaps were designated as fair value hedges and our cross currency swaps were designated as net investment hedges. In certain situations, we may execute derivatives that do not qualify for, or we do not otherwise seek, hedge accounting but are determined to be important for managing risk. For example, our commodity swaps, commodity options as well as the swaptions that we entered into in association with the Acquisition and discussed in Note 4, "Acquisition and Investments" were not designated in a hedge accounting relationship. These outstanding economic hedges are measured at fair value on our consolidated balance sheets with changes in fair value recorded in earnings. We have historically elected to apply the NPNS exemption to certain contracts, as applicable. These contracts are typically transacted with our suppliers and include risk management features that allow us to fix the price on specific volumes of purchases for specified delivery periods. We also consider whether any provisions in our contracts represent embedded derivative instruments as defined in authoritative accounting guidance and apply the appropriate accounting.
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
On July 7, 2016, concurrent with the issuance of the EUR Notes, we designated the principal EUR 800.0 million of the EUR Notes as a non-derivative financial net investment hedge of our investment in our Europe business in order to hedge a portion of the related foreign currency translational impacts, and, accordingly, record changes in the carrying value of the EUR Notes due to fluctuations in the spot rate to AOCI. See Note 12, "Debt" for further discussion of the EUR Notes and CAD Notes.
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
We entered into these interest rate swap agreements to minimize exposure to changes in the fair value of our $300 million and $500 million notes that results from fluctuations in the benchmark interest rate, specifically LIBOR, and designated these swaps as fair value hedges and determined that there was zero ineffectiveness. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged item were recognized in earnings. For the year ended December 31, 2015, the changes in fair value of the interest rate swaps resulted in unrealized gains of $0.7 million and $7.3 million on the $300 million notes and $500 million notes, respectively, and were recorded in interest expense in our consolidated statement of operations, which was fully offset by the changes in fair value of the $300 million notes and $500 million notes attributable to the benchmark interest rate, also recorded in interest expense.
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
Additionally, prior to the 2010 issuance of our CAD 500 million private placement notes in Canada, we entered into forward starting interest rate swaps in order to manage our exposure to the volatility of the interest rates associated with the future interest payments on the forecasted debt issuance. These swaps had effective dates mirroring the terms of the forecasted debt issuance. Under these agreements we were required to early terminate these swaps at the approximate time we issued the previously forecasted debt. We had designated these contracts as cash flow hedges of a portion of the interest payments on a future forecasted debt issuance. As a result, the loss at settlement on the forward starting interest rate swap is currently being reclassified from AOCI and amortized to interest expense over the term of the hedged debt. See Note 12, "Debt", for further discussion of our senior notes and the impact of the forward starting interest rates swaps on the effective interest rate of the issuance.
Cross Currency Swaps
In the first quarter of 2015, we entered into a cross currency swap agreement having a total notional of EUR 265 million ($300 million upon execution) in order to hedge a portion of the foreign currency translational impacts of our European investment. We received floating interest payments quarterly based on a credit spread plus the three month LIBOR (USD coupon) and paid a floating rate to our counterparty based on a credit spread plus EURIBOR (EUR coupon). As a result of this cross currency swap and the above mentioned interest rate swaps, we economically converted the $300 million notes and associated interest to a floating rate EUR denomination. We designated this cross currency swap as a net investment hedge and accordingly, recorded changes in fair value due to fluctuations in the spot rate to AOCI. During the fourth quarter of 2015, we voluntarily cash settled the EUR 265 million ($300 million) notional cross currency swap and received cash inflows of $16.0 million which was recorded as a gain within AOCI.
In January 2014, we early settled the final remaining CAD 241 million notional of our outstanding currency swaps designated as a net investment hedge of our Canadian operations for $65.2 million.
As of December 31, 2016, and December 31, 2015, we did not have any cross currency swap positions outstanding.
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
Commodity Swaps and Options
We have financial commodity swap and option contracts in place to hedge changes in the prices of natural gas, aluminum, including surcharges relating to our aluminum exposures, corn, barley and diesel. These contracts allow us to swap our floating exposure to changes in these commodity prices for a fixed rate. These contracts are not designated in hedge accounting relationships. As such, changes in fair value of these derivatives are recorded in cost of goods sold in the consolidated statements of operations. We hedge forecasted purchases of natural gas up to 60 months, aluminum up to 60 months, corn up to 60 months, barley up to 48 months and diesel up to 60 months out in the future for use in our supply chain, in line with our risk management policy. For purposes of measuring segment operating performance, the unrealized changes in fair value of the swaps not designated in hedge accounting relationships are reported in Corporate outside of the segment specific operating results until such time that the exposure we are managing is realized. At that time we reclassify the gain or loss from Corporate to the operating segment, allowing our operating segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility.
Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk, as appropriate.

The table below summarizes our derivative assets and liabilities that were measured at fair value as of December 31, 2016, and December 31, 2015. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion related to measuring the fair value of derivative instruments.

		Fair Value Measurements at December 31, 2016
	Total at December 31, 2016	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign currency forwards	$14.4	$—	$14.4	$—
Commodity swaps	(18.1)	—	(18.1)	—
Total	$(3.7)	$—	$(3.7)	$—

		Fair Value Measurements at December 31, 2015
	Total at December 31, 2015	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign currency forwards	$44.1	$—	$44.1	$—
Commodity swaps	(21.4)	—	(21.4)	—
Total	$22.7	$—	$22.7	$—
As of December 31, 2016, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during 2016 were all included in Level 2.
Results of Period Derivative Activity
The following tables include the year-to-date results of our derivative activity in our consolidated balance sheets as of December 31, 2016, and December 31, 2015, and our consolidated statements of operations for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively.
Fair Value of Derivative Instruments in the Consolidated Balance Sheets (in millions):

	December 31, 2016
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Foreign currency forwards	$329.4	Other current assets	$12.0	Accounts payable and other current liabilities	$(0.3)
		Other non-current assets	3.3	Other liabilities	(0.6)
Total derivatives designated as hedging instruments			$15.3		$(0.9)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$791.4	Other current assets	$11.8	Accounts payable and other current liabilities	$(23.3)
		Other non-current assets	12.6	Other liabilities	(19.2)
Commodity options(1)	$13.6	Other current and non-current assets	—	Accounts payable and other current liabilities and other liabilities	—
Total derivatives not designated as hedging instruments			$24.4		$(42.5)

(1)	Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.

	December 31, 2015
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Foreign currency forwards	$300.3	Other current assets	$28.4	Accounts payable and other current liabilities	$—
		Other non-current assets	15.7	Other liabilities	—
Total derivatives designated as hedging instruments			$44.1		$—
Derivatives not designated as hedging instruments:
Commodity swaps	$120.3	Other current assets	$0.4	Accounts payable and other current liabilities	$(12.5)
		Other non-current assets	0.2	Other liabilities	(9.5)
Total derivatives not designated as hedging instruments			$0.6		$(22.0)
MCBC allocates the current and non-current portion of each contract to the corresponding derivative account above.
The Pretax Effect of Derivative Instruments on the Consolidated Statements of Operations (in millions):

For the year ended December 31, 2016
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(3.8)	Interest expense, net	$—
Foreign currency forwards	(23.7)	Other income (expense), net	(7.2)	Other income (expense), net	—
		Cost of goods sold	14.4	Cost of goods sold	—
Total	$(23.7)		$3.4		$—

For the year ended December 31, 2016
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$43.7	Other income (expense), net	$—	Other income (expense), net	$—
Total	$43.7		$—		$—

For the year ended December 31, 2015
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$(19.3)	Interest expense, net	$(2.0)	Interest expense, net	$—
Foreign currency forwards	26.3	Other income (expense), net	(11.9)	Other income (expense), net	—
		Cost of goods sold	21.0	Cost of goods sold	—
Total	$7.0		$7.1		$—

For the year ended December 31, 2015
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$16.0	Other income (expense), net	$—	Other income (expense), net	$—
Total	$16.0		$—		$—

For the year ended December 31, 2015
Derivatives in fair value hedge relationship	Amount of gain (loss) recognized in income on derivative	Location of gain (loss) recognized in income
Interest rate swaps	$8.0	Interest expense, net
Total	$8.0

For the year ended December 31, 2014
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$(13.3)	Interest expense, net	$(1.5)	Interest expense, net	$—
Foreign currency forwards	10.1	Other income (expense), net	(5.5)	Other income (expense), net	—
		Cost of goods sold	2.8	Cost of goods sold	—
Commodity swaps	0.5	Cost of goods sold	0.4	Cost of goods sold	—
Total	$(2.7)		$(3.8)		$—

For the year ended December 31, 2014
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$6.5	Other income (expense), net	$—	Other income (expense), net	$—
Total	$6.5		$—		$—

For the year ended December 31, 2014
Derivatives in fair value hedge relationship	Amount of gain (loss) recognized in income on derivative	Location of gain (loss) recognized in income
Interest rate swaps	$10.8	Interest expense, net
Total	$10.8
We expect net gains of approximately $8 million (pretax) recorded in AOCI at December 31, 2016, will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged at December 31, 2016, is three years.
Other Derivatives (in millions):

For the year ended December 31, 2016
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$13.0
Commodity options	Cost of goods sold	(0.7)
Foreign currency swaps	Other income (expense), net	(4.3)
Swaption	Interest Expense	(36.4)
Total		$(28.4)

For the year ended December 31, 2015
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(19.9)
Foreign currency swaps	Other income (expense), net	0.1
		$(19.8)

For the year ended December 31, 2014
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(8.1)
Total		$(8.1)
17. Accounts payable and other current liabilities

	As of
	December 31, 2016	December 31, 2015
	(In millions)
Accounts payable and accrued trade payables	$1,297.6	$559.6
Accrued compensation	271.0	82.3
Accrued excise and other non-income related taxes	317.3	201.6
Accrued interest	119.6	21.3
Accrued selling and marketing costs	124.0	100.3
Container liability	138.2	70.2
Other(1)	200.0	149.1
Accounts payable and other current liabilities	$2,467.7	$1,184.4

(1)	Includes current liabilities related to derivatives, income taxes, pensions and other postretirement benefits and other accrued expenses.

18. Commitments and Contingencies
Letters of Credit
As of December 31, 2016, we had $60.9 million outstanding in letters of credit with financial institutions. These letters primarily expire throughout 2017 and $14.3 million of the letters contain a feature that automatically renews the letter for an additional year if no cancellation notice is submitted. These letters of credit are being maintained as security for deferred compensation payments, reimbursements to insurance companies, reimbursements to the trustee for pension payments, deductibles or retention payments made on our behalf, various payments due to governmental agencies, operations of underground storage tanks and other general business purposes, and are not included on our consolidated balance sheets.
Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. Accounts payable and other current liabilities in the accompanying consolidated balance sheets includes $31.7 million as of December 31, 2016, and $16.9 million as of December 31, 2015, respectively, related to the guarantee of the indebtedness of our equity method investments. See Note 4, "Acquisition and Investments" for further detail. Additionally, related to our previous ownership in the Montréal Canadiens, we guarantee its obligations under a ground lease for the Bell Centre Arena (the "Ground Lease Guarantee"). Upon sale of our interest, the new owners agreed to indemnify us in connection with the liabilities we may incur under the Ground Lease Guarantee and provided us with a CAD 10 million letter of credit to guarantee such indemnity. This transaction did not materially affect our risk exposure related to the Ground Lease Guarantee, which continues to be recognized as a liability on our consolidated balance sheets. Other non-current liabilities in the accompanying consolidated balance sheets includes $4.4 million as of December 31, 2016, and December 31, 2015, related to the Ground Lease Guarantee.
Supply and Distribution Contracts
We have various long-term supply contracts and distribution agreements with unaffiliated third parties and our joint venture partners to purchase materials used in production and packaging and to provide distribution services. The supply contracts provide that we purchase certain minimum levels of materials throughout the terms of the contracts. The future aggregate minimum required commitments under these supply and distribution contracts are shown in the table below based on foreign exchange rates as of December 31, 2016. The amounts in the table do not represent all anticipated payments under long-term contracts. Rather, they represent unconditional and legally enforceable committed expenditures:

Year	Amount
(In millions)
2017	$482.5
2018	319.7
2019	300.1
2020	272.5
2021	243.5
Thereafter	417.5
Total	$2,035.8
Total purchases under our supply and distribution contracts in 2016, 2015 and 2014 were $910.7 million, $918.7 million and approximately $1.2 billion, respectively.

Advertising and Promotions
We have various long-term non-cancelable commitments for advertising, sponsorships and promotions, including marketing at sports arenas, stadiums and other venues and events. Based on foreign exchange rates as of December 31, 2016, these future commitments are as follows:

Year	Amount
(In millions)
2017	$211.9
2018	186.9
2019	125.1
2020	72.3
2021	43.2
Thereafter	148.1
Total	$787.5
Total advertising expense was $644.1 million, $401.6 million and $473.9 million in 2016, 2015 and 2014, respectively. Prepaid advertising costs of $36.1 million and $10.6 million, were included in other current assets in the consolidated balance sheets at December 31, 2016, and December 31, 2015, respectively.
Operating Leases
We lease certain office facilities and operating equipment under cancelable and non-cancelable agreements accounted for as operating leases. Based on foreign exchange rates as of December 31, 2016, future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Year	Amount
(In millions)
2017	$57.0
2018	46.6
2019	32.4
2020	28.0
2021	20.2
Thereafter	39.2
Total	$223.4
Total rent expense was $36.6 million, $30.6 million and $35.0 million in 2016, 2015 and 2014, respectively.
Discontinued Operations
Kaiser
In 2006, we sold our entire equity interest in Kaiser to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In addition, we provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. We settled a portion of our tax credit indemnity obligation during 2010. The maximum potential claims amount for the remainder of the purchased tax credits (which we believe present less risk than those previously settled), was $107.5 million as of December 31, 2016. Our total estimate of the indemnity liability as of December 31, 2016, was $12.4 million, of which $5.0 million was classified as a current liability, and $7.4 million classified as non-current.
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

Additionally, we also provided FEMSA with indemnity related to all other tax, civil, and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded and disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. As a result of these contract provisions, our estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs arising from the federal or any of the various state governments in Brazil. The recorded value of the tax, civil, and labor indemnity liability was $5.2 million as of December 31, 2016, which is classified as non-current. For the remaining portion of our indemnity obligations, not deemed probable, we continue to utilize probability-weighted scenarios in determining the value of the indemnity obligations.
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
The table below provides a summary of reserves associated with the Kaiser indemnity obligations from December 31, 2013, through December 31, 2016:

Total indemnity reserves
(In millions)
Balance at December 31, 2013	$24.1
Changes in estimates	—
Foreign exchange impacts	(2.5)
Balance at December 31, 2014	$21.6
Changes in estimates	—
Foreign exchange impacts	(7.2)
Balance at December 31, 2015	$14.4
Changes in estimates	—
Foreign exchange impacts	3.2
Balance at December 31, 2016	$17.6
Distribution Litigation
The gains (losses) recorded for the Kaiser indemnities and the distribution litigation are presented within discontinued operations. The table below summarizes the income (loss) from discontinued operations, net of tax, presented on our consolidated statements of operations:

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In millions)
Adjustments to Kaiser indemnity liabilities due to foreign exchange gains and losses	$(2.8)	$3.9	$0.5
Income (loss) from discontinued operations, net of tax	$(2.8)	$3.9	$0.5
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have accrued an aggregate of $27.7 million as of December 31, 2016, and $13.1 million as of December 31, 2015. While we cannot predict the eventual aggregate cost for environmental and related matters in which we are currently involved, we believe adequate reserves have been provided for losses that are probable and estimable. Further, we believe that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to our results from operations, cash flows or our financial or competitive position. Additionally, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our consolidated financial statements, except as noted below.
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
During the fourth quarter of 2014, and first quarters of 2015 and 2016, we received assessments from a local country regulatory authority related to indirect tax calculations in our Europe operations during the 41 month period prior to receipt of the most recent assessment. The aggregate amount of the assessments received is approximately $98 million, based on foreign exchange rates at December 31, 2016. While we continue to challenge the validity of these assessments and defend our position regarding the method of calculation, if the assessments, as issued, are ultimately upheld, they could materially affect our results of operations, including excise taxes, net sales revenue and resulting impacts to other consolidated financial statement line items. Based on the assessments received and related impacts, we estimate a current range of loss of up to approximately $132 million, based on foreign exchange rates at December 31, 2016, excluding consideration of interest and penalties.
During the fourth quarter of 2016, following on-going discussions with the regulatory authority and consideration of existing facts and circumstances, we have concluded that a portion of this estimated range of loss is deemed probable. As a result, we recorded a charge of approximately $50 million, based on foreign exchange rates at December 31, 2016, within the excise taxes line item on the consolidated statement of operations for the year ended December 31, 2016. While this provision was estimated based on the best information available at this time, significant judgment is required and the ultimate outcome of the assessments is inherently uncertain. Therefore, this provision may increase or decrease in the future due to new developments or changes in our estimates.
We continue to follow the required regulatory procedures in order to proceed with our appeal of the assessments and are proactively engaged with the regulatory authority to mutually resolve this matter. The indirect tax calculation methodology challenged in the assessments continues to be applied by us while the regulatory appeal process remains ongoing, and, as a result, the related range of loss is expected to increase until ultimately resolved. Moreover, if the assessments are upheld in full or in part, in addition to potentially recording an additional charge, we would be subject to increased indirect taxes on future sales on an ongoing basis, which could have a material adverse effect on our European results of operations and operating income.
Separately, in 2013 we became aware of potential liabilities in several European countries primarily related to local country regulatory matters associated with StarBev Holdings S.a.r.l. ("StarBev") pre-acquisition periods. We recorded liabilities related to these matters in the second quarter of 2013 as we finalized purchase price accounting related to the acquisition of StarBev. During the first quarter of 2014, these matters were favorably resolved and we released the associated indirect-tax and income-tax-related reserves, inclusive of post-acquisition accrued interest, resulting in a gain of $13.0 million recorded within marketing, general and administrative expenses and an income tax benefit of $18.5 million.
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
Environmental
When we determine it is probable that a liability for environmental matters or other legal actions exists and the amount of the loss is reasonably estimable, an estimate of the future costs is recorded as a liability in the financial statements. Costs that extend the life, increase the capacity or improve the safety or efficiency of our assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. Total environmental expenditures recognized as other expense for 2016 were $0.4 million, offset by a release to our reserves of $1.7 million. Total environmental expenditures for 2015 were $0.4 million offset by a release to our reserves of $0.1 million. Total environmental expenditures for 2014 were $1.0 million offset by a release to our reserves of $1.3 million.
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
The assumptions used are as follows:

•	trust management costs are included in projections with regard to the $120 million threshold, but are expensed only as incurred;

•	income taxes, which we believe are not an included cost, are excluded from projections with regard to the $120 million threshold;

•	a 2.5% inflation rate for future costs; and

•	certain operations and maintenance costs were discounted using a 2.76% risk-free rate of return.
Based on these assumptions, the present value and gross amount of the costs at December 31, 2016, are approximately $3 million and $6 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.
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
Europe and MCI
We are subject to the requirements of governmental and local environmental and occupational health and safety laws and regulations within each of the countries in which we operate. Compliance with these laws and regulations did not materially affect our 2016 capital expenditures, results of operations or our financial or competitive position, and we do not anticipate that they will do so in 2017.
In September 2015, the Environment Agency in the U.K. charged one of our subsidiaries with causing or contributing to a sewage fungus problem in a freshwater drain near the Alton brewery, which we closed in the second quarter of 2015. The dispute was settled in the first quarter of 2016 for an immaterial amount.
19. Supplemental Guarantor Information
        For purposes of this Note 19, including the tables, "Parent Guarantor and Issuer" shall mean MCBC. "Subsidiary Guarantors" shall mean certain Canadian and U.S. subsidiaries reflecting the substantial operations of each of our Canada and U.S. segments.
SEC Registered Securities
On May 3, 2012, MCBC issued $1.9 billion of senior notes, in a registered public offering, consisting of $300 million 2.0% senior notes due 2017, $500 million 3.5% senior notes due 2022, and $1.1 billion 5.0% senior notes due 2042. Additionally, on July 7, 2016, MCBC issued the USD Notes and the EUR Notes, in a registered public offering, as detailed within Note 12, "Debt". "Parent Guarantor and Issuer" in the below tables is specifically referring to MCBC in its capacity as the issuer of these 2012 and 2016 issuances. These senior notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors, and, subsequent to the consummation of the Acquisition, which occurred on October 11, 2016, have been guaranteed by MillerCoors. Each of the Subsidiary Guarantors is 100% owned by the Parent Guarantor. The guarantees are full and unconditional and joint and several.
None of our other outstanding debt is publicly registered, and such other outstanding debt is guaranteed on a senior unsecured basis by the Parent Guarantor and Subsidiary Guarantors, and, upon consummation of the Acquisition, which occurred on October 11, 2016, have been guaranteed by MillerCoors. This includes the privately placed CAD Notes issued by Molson Coors International LP on July 7, 2016. These guarantees are full and unconditional and joint and several. See Note 12, "Debt" for details of all debt issued and outstanding as of December 31, 2016.

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
In conjunction with the issuance of the 2016 Notes, and as disclosed within Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on June 28, 2016, we released Molson Coors Brewing Company (U.K.) Limited, our primary U.K. operating entity, Golden Acquisition and Molson Coors Holdings Limited as subsidiary guarantors of our existing and future debt obligations, as evidenced by the supplemental indentures dated May 13, 2016. Accordingly, the 2015 and 2014 financial information included below has been recast to reflect the release of these entities as subsidiary guarantors.
During the fourth quarter of 2016, we corrected the allocation of income tax expense assigned to the subsidiary guarantors and subsidiary non guarantors to derive equity income (loss) in subsidiaries in 2015 and 2014. This resulted in a revision to this line item and net income (loss) from continuing operations within the condensed consolidating statements of operations for the subsidiary guarantors, subsidiary non guarantors and eliminations columns of a $26.3 million loss, $70.1 million of income and a $43.8 million loss, respectively, for the year ended December 31, 2015, and a $139.2 million loss, $195.1 million of income and a $55.9 million loss, respectively, for the year ended December 31, 2014. This revision did not impact the condensed consolidating statement of operations for the year ended December 31, 2016, or the condensed consolidating balance sheets as of December 31, 2016, and December 31, 2015. The changes to our historical condensed consolidating statements of operations are not material to the financial statements taken as a whole for any periods impacted.
The following information sets forth the condensed consolidating statements of operations for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, condensed consolidating balance sheets as of December 31, 2016, and December 31, 2015, and condensed consolidating statements of cash flows for the years ended December 31, 2016, December 31, 2015, and December 31, 2014. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Guarantor and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2016
(IN MILLIONS)

	Parent Guarantor and Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$26.5	$3,742.8	$3,044.3	$(216.2)	$6,597.4
Excise taxes	—	(661.4)	(1,051.0)	—	(1,712.4)
Net sales	26.5	3,081.4	1,993.3	(216.2)	4,885.0
Cost of goods sold	—	(1,836.2)	(1,352.5)	185.6	(3,003.1)
Gross profit	26.5	1,245.2	640.8	(30.6)	1,881.9
Marketing, general and administrative expenses	(249.6)	(805.2)	(573.1)	30.6	(1,597.3)
Special items, net	(1.0)	2,556.3	(31.4)	—	2,523.9
Equity income (loss) in subsidiaries	2,251.7	(21.8)	(129.0)	(2,100.9)	—
Equity income in MillerCoors	—	500.9	—	—	500.9
Operating income (loss)	2,027.6	3,475.4	(92.7)	(2,100.9)	3,309.4
Interest income (expense), net	(202.1)	268.9	(311.2)	—	(244.4)
Other income (expense), net	(62.0)	(60.9)	93.2	—	(29.7)
Income (loss) from continuing operations before income taxes	1,763.5	3,683.4	(310.7)	(2,100.9)	3,035.3
Income tax benefit (expense)	212.4	(1,108.0)	(155.1)	—	(1,050.7)
Net income (loss) from continuing operations	1,975.9	2,575.4	(465.8)	(2,100.9)	1,984.6
Income (loss) from discontinued operations, net of tax	—	—	(2.8)	—	(2.8)
Net income (loss) including noncontrolling interests	1,975.9	2,575.4	(468.6)	(2,100.9)	1,981.8
Net (income) loss attributable to noncontrolling interests	—	—	(5.9)	—	(5.9)
Net income (loss) attributable to MCBC	$1,975.9	$2,575.4	$(474.5)	$(2,100.9)	$1,975.9
Comprehensive income (loss) attributable to MCBC	$2,125.3	$2,688.3	$(705.9)	$(1,982.4)	$2,125.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2015
(IN MILLIONS)
AS RECAST FOR CHANGE IN GUARANTORS

	Parent Guarantor and Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$28.2	$2,070.4	$3,141.3	$(112.5)	$5,127.4
Excise taxes	—	(473.9)	(1,086.0)	—	(1,559.9)
Net sales	28.2	1,596.5	2,055.3	(112.5)	3,567.5
Cost of goods sold	—	(902.9)	(1,340.8)	80.2	(2,163.5)
Gross profit	28.2	693.6	714.5	(32.3)	1,404.0
Marketing, general and administrative expenses	(131.0)	(371.9)	(581.2)	32.3	(1,051.8)
Special items, net	—	(27.2)	(319.5)	—	(346.7)
Equity income (loss) in subsidiaries	432.8	(476.1)	253.5	(210.2)	—
Equity income in MillerCoors	—	516.3	—	—	516.3
Operating income (loss)	330.0	334.7	67.3	(210.2)	521.8
Interest income (expense), net	(67.5)	290.1	(334.6)	—	(112.0)
Other income (expense), net	(7.4)	6.3	2.0	—	0.9
Income (loss) from continuing operations before income taxes	255.1	631.1	(265.3)	(210.2)	410.7
Income tax benefit (expense)	104.4	(214.5)	58.3	—	(51.8)
Net income (loss) from continuing operations	359.5	416.6	(207.0)	(210.2)	358.9
Income (loss) from discontinued operations, net of tax	—	—	3.9	—	3.9
Net income (loss) including noncontrolling interests	359.5	416.6	(203.1)	(210.2)	362.8
Net (income) loss attributable to noncontrolling interests	—	—	(3.3)	—	(3.3)
Net income (loss) attributable to MCBC	$359.5	$416.6	$(206.4)	$(210.2)	$359.5
Comprehensive income (loss) attributable to MCBC	$(437.0)	$(320.8)	$(380.5)	$701.3	$(437.0)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2014
(IN MILLIONS)
AS RECAST FOR CHANGE IN GUARANTORS

	Parent Guarantor and Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$16.8	$2,437.3	$3,585.5	$(112.1)	$5,927.5
Excise taxes	—	(558.0)	(1,223.2)	—	(1,781.2)
Net sales	16.8	1,879.3	2,362.3	(112.1)	4,146.3
Cost of goods sold	—	(1,044.7)	(1,540.4)	91.8	(2,493.3)
Gross profit	16.8	834.6	821.9	(20.3)	1,653.0
Marketing, general and administrative expenses	(123.8)	(426.4)	(634.0)	20.3	(1,163.9)
Special items, net	(0.3)	(21.4)	(302.7)	—	(324.4)
Equity income (loss) in subsidiaries	602.3	(426.5)	422.2	(598.0)	—
Equity income in MillerCoors	—	561.8	—	—	561.8
Operating income (loss)	495.0	522.1	307.4	(598.0)	726.5
Interest income (expense), net	(78.9)	240.3	(295.1)	—	(133.7)
Other income (expense), net	(2.1)	(1.2)	(3.2)	—	(6.5)
Income (loss) from continuing operations before income taxes	414.0	761.2	9.1	(598.0)	586.3
Income tax benefit (expense)	100.0	(158.9)	(10.1)	—	(69.0)
Net income (loss) from continuing operations	514.0	602.3	(1.0)	(598.0)	517.3
Income (loss) from discontinued operations, net of tax	—	—	0.5	—	0.5
Net income (loss) including noncontrolling interests	514.0	602.3	(0.5)	(598.0)	517.8
Net (income) loss attributable to noncontrolling interests	—	—	(3.8)	—	(3.8)
Net income (loss) attributable to MCBC	$514.0	$602.3	$(4.3)	$(598.0)	$514.0
Comprehensive income (loss) attributable to MCBC	$(539.3)	$(301.9)	$(591.0)	$892.9	$(539.3)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2016
(IN MILLIONS)

	Parent Guarantor and Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$147.3	$141.5	$272.1	$—	$560.9
Accounts receivable, net	—	374.8	294.7	—	669.5
Other receivables, net	43.6	53.8	38.4	—	135.8
Total inventories	—	466.6	126.1	—	592.7
Other current assets, net	1.3	139.3	70.1	—	210.7
Intercompany accounts receivable	—	1,098.5	36.0	(1,134.5)	—
Total current assets	192.2	2,274.5	837.4	(1,134.5)	2,169.6
Properties, net	27.5	3,459.9	1,020.0	—	4,507.4
Goodwill	—	6,647.5	1,602.6	—	8,250.1
Other intangibles, net	—	12,180.4	1,851.5	—	14,031.9
Net investment in and advances to subsidiaries	22,506.3	3,475.4	4,400.9	(30,382.6)	—
Other assets, net	80.2	161.7	173.4	(32.8)	382.5
Total assets	$22,806.2	$28,199.4	$9,885.8	$(31,549.9)	$29,341.5
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$203.6	$1,493.5	$770.6	$—	$2,467.7
Current portion of long-term debt and short-term borrowings	299.9	371.7	13.2	—	684.8
Discontinued operations	—	—	5.0	—	5.0
Intercompany accounts payable	893.5	101.8	139.2	(1,134.5)	—
Total current liabilities	1,397.0	1,967.0	928.0	(1,134.5)	3,157.5
Long-term debt	9,979.4	1,408.2	0.1	—	11,387.7
Pension and postretirement benefits	2.6	1,181.2	12.2	—	1,196.0
Deferred tax liabilities	—	972.0	759.8	(32.8)	1,699.0
Other liabilities	9.6	229.2	28.2	—	267.0
Discontinued operations	—	—	12.6	—	12.6
Intercompany notes payable	—	1,360.3	5,868.4	(7,228.7)	—
Total liabilities	11,388.6	7,117.9	7,609.3	(8,396.0)	17,719.8
MCBC stockholders' equity	11,418.7	26,948.9	3,433.7	(30,382.6)	11,418.7
Intercompany notes receivable	(1.1)	(5,867.4)	(1,360.2)	7,228.7	—
Total stockholders' equity	11,417.6	21,081.5	2,073.5	(23,153.9)	11,418.7
Noncontrolling interests	—	—	203.0	—	203.0
Total equity	11,417.6	21,081.5	2,276.5	(23,153.9)	11,621.7
Total liabilities and equity	$22,806.2	$28,199.4	$9,885.8	$(31,549.9)	$29,341.5

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2016
(IN MILLIONS)

	Parent Guarantor and Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$666.6	$579.4	$245.3	$(364.4)	$1,126.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(14.3)	(164.1)	(163.4)	—	(341.8)
Proceeds from sales of properties and other assets	—	159.0	15.5	—	174.5
Acquisition of businesses, net of cash acquired	—	(11,972.6)	11.6	—	(11,961.0)
Investment in MillerCoors	—	(1,253.7)	—	—	(1,253.7)
Return of capital from MillerCoors	—	1,086.9	—	—	1,086.9
Other	—	1.9	6.6	—	8.5
Net intercompany investing activity	(11,260.0)	(1,429.1)	(1,425.7)	14,114.8	—
Net cash provided by (used in) investing activities	(11,274.3)	(13,571.7)	(1,555.4)	14,114.8	(12,286.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	2,525.6	—	—	—	2,525.6
Exercise of stock options under equity compensation plans	11.2	—	—	—	11.2
Dividends paid	(322.2)	(355.7)	(39.4)	364.4	(352.9)
Payments on debt and borrowings	(200.0)	(0.2)	(23.7)	—	(223.9)
Proceeds on debt and borrowings	8,667.6	768.8	24.2	—	9,460.6
Debt issuance costs	(56.2)	(4.5)	—	—	(60.7)
Net proceeds from (payments on) revolving credit facilities and commercial paper	—	—	(1.1)	—	(1.1)
Change in overdraft balances and other	(17.4)	—	(23.5)	—	(40.9)
Net intercompany financing activity	—	12,624.9	1,489.9	(14,114.8)	—
Net cash provided by (used in) financing activities	10,608.6	13,033.3	1,426.4	(13,750.4)	11,317.9
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	0.9	41.0	116.3	—	158.2
Effect of foreign exchange rate changes on cash and cash equivalents	—	(5.7)	(22.5)	—	(28.2)
Balance at beginning of year	146.4	106.2	178.3	—	430.9
Balance at end of period	$147.3	$141.5	$272.1	$—	$560.9

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2015
(IN MILLIONS)
AS RECAST FOR CHANGE IN GUARANTORS

	Parent Guarantor and Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$598.1	$691.8	$(220.4)	$(353.6)	$715.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(13.9)	(70.2)	(190.9)	—	(275.0)
Proceeds from sales of properties and other assets	—	0.7	11.1	—	11.8
Acquisition of businesses, net of cash acquired	—	—	(91.2)	—	(91.2)
Investment in MillerCoors	—	(1,442.7)	—	—	(1,442.7)
Return of capital from MillerCoors	—	1,441.1	—	—	1,441.1
Other	33.4	(10.7)	(1.4)	—	21.3
Net intercompany investing activity	(56.3)	(134.2)	270.7	(80.2)	—
Net cash provided by (used in) investing activities	(36.8)	(216.0)	(1.7)	(80.2)	(334.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	34.6	—	—	—	34.6
Dividends paid	(271.7)	(306.5)	(78.8)	353.6	(303.4)
Payments for purchase of treasury stock	(150.1)	—	—	—	(150.1)
Payments on debt and borrowings	—	(676.4)	(25.0)	—	(701.4)
Proceeds on debt and borrowings	—	679.9	23.4	—	703.3
Debt issuance costs	(58.3)	(3.5)	—	—	(61.8)
Net proceeds from (payments on) revolving credit facilities and commercial paper	—	—	3.9	—	3.9
Change in overdraft balances and other	(10.3)	(0.5)	(45.8)	—	(56.6)
Net intercompany financing activity	—	(214.4)	134.2	80.2	—
Net cash provided by (used in) financing activities	(455.8)	(521.4)	11.9	433.8	(531.5)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	105.5	(45.6)	(210.2)	—	(150.3)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(21.4)	(22.0)	—	(43.4)
Balance at beginning of year	40.9	173.2	410.5	—	624.6
Balance at end of period	$146.4	$106.2	$178.3	$—	$430.9

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2014
(IN MILLIONS)
AS RECAST FOR CHANGE IN GUARANTORS

	Parent Guarantor and Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$587.3	$216.5	$604.5	$(120.4)	$1,287.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(11.9)	(70.8)	(176.8)	—	(259.5)
Proceeds from sales of properties and other assets	—	1.4	7.4	—	8.8
Investment in MillerCoors	—	(1,388.1)	—	—	(1,388.1)
Return of capital from MillerCoors	—	1,382.5	—	—	1,382.5
Other	—	10.0	6.9	—	16.9
Net intercompany investing activity	(37.4)	279.3	280.4	(522.3)	—
Net cash provided by (used in) investing activities	(49.3)	214.3	117.9	(522.3)	(239.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	44.4	—	—	—	44.4
Dividends paid	(242.5)	(48.1)	(103.4)	120.4	(273.6)
Payments on debt and borrowings	(1.1)	(61.7)	(11.6)	—	(74.4)
Proceeds on debt and borrowings	—	—	4.8	—	4.8
Debt issuance costs	(1.8)	—	(0.1)	—	(1.9)
Payments on settlement of derivative instruments	—	(65.2)	—	—	(65.2)
Net proceeds from (payments on) revolving credit facilities and commercial paper	(379.6)	—	(134.3)	—	(513.9)
Change in overdraft balances and other	(7.1)	—	69.6	—	62.5
Net intercompany financing activity	—	(241.2)	(281.1)	522.3	—
Net cash provided by (used in) financing activities	(587.7)	(416.2)	(456.1)	642.7	(817.3)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(49.7)	14.6	266.3	—	231.2
Effect of foreign exchange rate changes on cash and cash equivalents	—	(18.5)	(30.4)	—	(48.9)
Balance at beginning of year	90.6	177.1	174.6	—	442.3
Balance at end of period	$40.9	$173.2	$410.5	$—	$624.6

20. Quarterly Financial Information (Unaudited)
The following summarizes selected quarterly financial information for 2016 and 2015.

2016	First	Second	Third	Fourth(2)	Full Year(3)
	(In millions, except per share data)
Sales	$950.8	$1,407.0	$1,337.7	$2,901.9	$6,597.4
Excise taxes	(293.6)	(420.8)	(390.1)	(607.9)	(1,712.4)
Net sales	657.2	986.2	947.6	2,294.0	4,885.0
Cost of goods sold	(414.0)	(562.2)	(541.3)	(1,485.6)	(3,003.1)
Gross profit	$243.2	$424.0	$406.3	$808.4	$1,881.9
Amounts attributable to Molson Coors Brewing Company(1):
Net income (loss) from continuing operations	$163.2	$174.1	$202.5	$1,438.9	$1,978.7
Income (loss) from discontinued operations, net of tax	(0.5)	(1.8)	—	(0.5)	(2.8)
Net income (loss) attributable to Molson Coors Brewing Company	$162.7	$172.3	$202.5	$1,438.4	$1,975.9
Basic net income (loss) attributable to Molson Coors Brewing Company per share(1):
From continuing operations	$0.80	$0.81	$0.94	$6.70	$9.33
From discontinued operations	—	(0.01)	—	—	(0.01)
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$0.80	$0.80	$0.94	$6.70	$9.32
Diluted net income (loss) attributable to Molson Coors Brewing Company per share(1):
From continuing operations	$0.80	$0.81	$0.94	$6.65	$9.27
From discontinued operations	—	(0.01)	—	—	(0.01)
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$0.80	$0.80	$0.94	$6.65	$9.26

(1)
Income tax expense was revised for the first and second quarters of 2016 following the adoption of new guidance regarding accounting for share-based compensation. See Note 2, "New Accounting Pronouncements" for further discussion of these changes, and below for the impacts of these changes to previously filed quarterly results.

(2)
Prior to October 11, 2016, MCBC's 42% share of MillerCoors' results of operations were reported as equity income in MillerCoors in the consolidated statements of operations. As a result of the Acquisition, beginning October 11, 2016, MillerCoors' results of operations were consolidated into MCBC's consolidated financial statements.

(3)
The sum of the quarterly net income per share amounts may not agree to the full year net income per share amounts. We calculate net income per share based on the weighted-average number of outstanding shares during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

2015	First	Second	Third	Fourth	Full Year(1)
	(In millions, except per share data)
Sales	$1,003.2	$1,433.0	$1,454.3	$1,236.9	$5,127.4
Excise taxes	(303.2)	(427.3)	(436.9)	(392.5)	(1,559.9)
Net sales	700.0	1,005.7	1,017.4	844.4	3,567.5
Cost of goods sold	(454.8)	(579.9)	(585.9)	(542.9)	(2,163.5)
Gross profit	$245.2	$425.8	$431.5	$301.5	$1,404.0
Amounts attributable to Molson Coors Brewing Company:
Net income (loss) from continuing operations	$79.2	$229.3	$13.7	$33.4	$355.6
Income (loss) from discontinued operations, net of tax	1.9	(0.3)	2.9	(0.6)	3.9
Net income (loss) attributable to Molson Coors Brewing Company	$81.1	$229.0	$16.6	$32.8	$359.5
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.43	$1.23	$0.07	$0.18	$1.92
From discontinued operations	0.01	—	0.02	—	0.02
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$0.44	$1.23	$0.09	$0.18	$1.94
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.42	$1.23	$0.07	$0.18	$1.91
From discontinued operations	0.01	—	0.02	—	0.02
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$0.43	$1.23	$0.09	$0.18	$1.93

(1)
The sum of the quarterly net income per share amounts may not agree to the full year net income per share amounts. We calculate net income per share based on the weighted-average number of outstanding shares during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

Adoption of Share-based Payments Accounting Guidance
The following tables present the impacts to previously filed quarterly results resulting from the adoption of the new share-based payments accounting guidance in the third quarter of 2016. See Note 2, "New Accounting Pronouncements" for further discussion of these changes.

The adoption of this guidance impacted our previously reported quarterly results for fiscal years 2016 and 2015, as follows:

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). We acquired full control of MillerCoors LLC on October 11, 2016, upon completion of the Acquisition. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting at MillerCoors LLC as of December 31, 2016. This exclusion is consistent with the SEC Staff's guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition. MillerCoors LLC represented 68% of our total consolidated assets and 32% of our consolidated net sales as of and for the year ended December 31, 2016, respectively. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
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
Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework and criteria established in Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. We acquired full control of MillerCoors LLC on October 11, 2016, upon completion of the Acquisition. As such, the scope of our assessment of the effectiveness of our internal control over financial reporting did not include the internal control over financial reporting at MillerCoors LLC as of December 31, 2016. This exclusion is consistent with the SEC Staff's guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of the Company's internal control over financial reporting in the year of acquisition. MillerCoors LLC is a wholly-owned subsidiary that represented 68% of our total consolidated assets and 32% of our consolidated net sales as of and for the year ended December 31, 2016, respectively. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in the report which appears in Part II—Item 8 Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have commenced the process of incorporating and aligning the internal control over financial reporting of MillerCoors LLC into our internal control over financial reporting framework.
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
Stockholders and other interested parties may communicate directly with the Chairman of the Board, Chairman of the Audit Committee, the independent directors as a group or the non-employee directors as a group by writing to those individuals or the group at the following address: Molson Coors Brewing Company, c/o Corporate Secretary, 1801 California Street, Suite 4600, Denver, Colorado 80202. Correspondence received by the Corporate Secretary will be forwarded to the appropriate person or persons in accordance with the procedures adopted by a majority of the independent directors of the board of directors.
Additional information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our definitive proxy statement for our 2017 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2016.
ITEM 11.    EXECUTIVE COMPENSATION
Incorporated by reference to our definitive proxy statement for our 2017 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2016.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to our definitive proxy statement for our 2017 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2016.
Equity Compensation Plan Information
The following table summarizes information about the Molson Coors Brewing Company Incentive Compensation Plan (the "Incentive Compensation Plan") as of December 31, 2016. All outstanding awards shown in the table below relate to our Class B common stock.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders(1)	3,064,273	$59.79	5,395,232
Equity compensation plans not approved by security holders	—	N/A	—
Total	3,064,273	$59.79	5,395,232

(1)
Under the Incentive Compensation Plan, we may issue restricted stock units ("RSUs"), deferred stock units ("DSUs"), performance share units ("PSUs") and stock options. Amount in column A includes 998,022 RSUs and DSUs, 515,400 PSUs (assuming the target award is met) and 1,550,851 options, respectively, outstanding as of December 31, 2016. See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Share-Based Payments" of the Notes to

the Consolidated Financial Statements for further discussion. Outstanding RSUs, DSUs and PSUs do not have exercise prices and therefore have been disregarded for purposes of calculating the weighted-average exercise price.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to our definitive proxy statement for our 2017 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2016.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to our definitive proxy statement for our 2017 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2016.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits
The following are filed or incorporated by reference as a part of this Annual Report on Form 10-K:

(1)	Management's Report
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2016, December 31, 2015, and December 31, 2014
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, December 31, 2015, and December 31, 2014
Consolidated Balance Sheets at December 31, 2016, and December 31, 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 31, 2015, and December 31, 2014
Consolidated Statements of Stockholders' Equity and Noncontrolling Interests for the years ended December 31, 2016, December 31, 2015, and December 31, 2014
Notes to Consolidated Financial Statements

(2)	Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2016, December 31, 2015, and December 31, 2014

(3)	Exhibit list

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
2.1	Agreement, dated as of April 3, 2012, by and among Molson Coors Brewing Company, Molson Coors Holdco - 2 Inc. and Starbev L.P.	8-K	2.1	April 3, 2012
2.2	Amendment and Novation Agreement, dated as of June 14, 2012, by and among Molson Coors Holdco 2 LLC, Molson Coors Netherlands B.V., Molson Coors Brewing Company, Starbev L.P. and the other individuals thereto.	8-K	10.4	June 18, 2012
2.3	Management Warranty Deed, dated as of April 3, 2012, by and among the management warrantors named therein, Starbev L.P. and Molson Coors Holdco - 2 Inc.	8-K	2.2	April 3, 2012
2.4.1	Purchase Agreement, dated as of November 11, 2015, by and between Anheuser-Busch InBev SA/NV and Molson Coors Brewing Company.	8-K	2.1	November 12, 2015
2.4.2	Amendment No. 1 to Purchase Agreement, dated as of March 25, 2016, by and between Anheuser-Busch InBev SA/NV and Molson Coors Brewing Company.	10-Q	2.1	May 3, 2016
2.4.3	Amendment No. 2 to Purchase Agreement, dated as of October 3, 2016, by and between Anheuser-Busch InBev SA/NV and Molson Coors Brewing Company.	8-K	2.1	October 4, 2016
3.1.1	Restated Certificate of Incorporation of Molson Coors Brewing Company.	Schedule 14A	Annex G	December 10, 2004
3.1.2	Amendment No.1 to Restated Certificate of Incorporation of Molson Coors Brewing Company.	10-Q	3.1	August 6, 2013
3.2	Third Amended and Restated Bylaws of Molson Coors Brewing Company.	10-Q	3.1	August 4, 2009

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
4.1.1	Indenture, dated as of October 6, 2010, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	10.38.1	February 22, 2011
4.1.2	First Supplemental Indenture, dated as of October 6, 2010, to the Indenture dated October 6, 2010, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	10.38.2	February 22, 2011
4.1.3	Second Supplemental Indenture, dated as of December 25, 2010, to the Indenture dated October 6, 2010, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.1.1	August 3, 2011
4.1.4	Third Supplemental Indenture, dated as of March 8, 2011, to the Indenture dated October 6, 2010, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.1.2	August 3, 2011
4.1.5	Fourth Supplemental Indenture, dated as of November 11, 2011, to the Indenture dated October 6, 2010, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	4.7.5	February 27, 2012
4.1.6	Fifth Supplemental Indenture, dated as of May 3, 2012, to the Indenture dated October 6, 2010, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	4.1.6	February 11, 2016
4.1.7	Sixth Supplemental Indenture, dated as of June 15, 2012, to the Indenture dated October 6, 2010, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.7	August 8, 2012
4.1.8	Seventh Supplemental Indenture, dated as of May 13, 2016, to the Indenture dated October 6, 2010, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.1	June 28, 2016
4.1.9	Eighth Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated October 6, 2010, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.1	November 1, 2016
4.1.10	Ninth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated October 6, 2010, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.2	November 1, 2016
4.1.11
Tenth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated October 6, 2010, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.
					X
4.2.1	Indenture, dated as of May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.1	May 3, 2012
4.2.2	First Supplemental Indenture, dated as of May 3, 2012, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.2	May 3, 2012

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
4.2.3	Second Supplemental Indenture, dated as of June 15, 2012, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.8	August 8, 2012
4.2.4	Third Supplemental Indenture, dated as of May 13, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.3	June 28, 2016
4.2.5	Fourth Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.9	November 1, 2016
4.2.6	Fifth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.10	November 1, 2016
4.2.7
Sixth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.
					X
4.3	Registration Rights Agreement, dated as of February 9, 2005, among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969.	8-K	99.2	February 15, 2005
4.4.1	Indenture, dated as of September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.1	September 18, 2015
4.4.2	First Supplemental Indenture, dated as of September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.2	September 18, 2015
4.4.3	Second Supplemental Indenture, dated as of September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.3	September 18, 2015
4.4.4	Third Supplemental Indenture, dated as of May 13, 2016, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.2	June 28, 2016
4.4.5	Fourth Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.3	November 1, 2016
4.4.6	Fifth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.4	November 1, 2016

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
4.4.7
Sixth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.
					X
4.5.1	Indenture, dated as of July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.1	July 7, 2016
4.5.2	First Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and Paying Agent.	8-K	4.2	July 7, 2016
4.5.3	Second Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.3	July 7, 2016
4.5.4	Third Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.14	November 1, 2016
4.5.5	Fourth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.15	November 1, 2016
4.5.6
Fifth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.
					X
4.6	Form of 1.250% Senior Notes due 2024.	8-K	4.4	July 7, 2016
4.7	Form of 1.450% Senior Notes due 2019.	8-K	4.5	July 7, 2016
4.8	Form of 2.100% Senior Notes due 2021.	8-K	4.6	July 7, 2016
4.9	Form of 3.000% Senior Notes due 2026.	8-K	4.7	July 7, 2016
4.10	Form of 4.200% Senior Notes due 2046.	8-K	4.8	July 7, 2016
4.11.1	Indenture, dated as of July 7, 2016, by and among Molson Coors International LP, Molson Coors Brewing Company, as parent, the subsidiary guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.9	July 7, 2016
4.11.2	First Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, Molson Coors Brewing Company, as parent, the subsidiary guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.10	July 7, 2016
4.11.3	Second Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.7	November 1, 2016

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
4.11.4		Third Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.8	November 1, 2016
4.11.5
Fourth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.
						X
4.12		Form of 2.840% Senior Notes due 2023.	8-K	4.11	July 7, 2016
4.13		Form of 3.440% Senior Notes due 2026.	8-K	4.12	July 7, 2016
10.1	*	Amended and Restated Molson Coors Brewing Company Directors' Stock Plan effective May 31, 2012.	10-Q	10.7	August 8, 2012
10.2.1	*	Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.1	August 6, 2015
10.2.2	*	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Incentive Compensation Plan.				X
10.2.3	*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Incentive Compensation Plan.				X
10.2.4	*	Form of Directors DSU Award Statement pursuant to the Amended and Restated Incentive Compensation Plan.				X
10.2.5	*	Form of Directors RSU Award Statement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.6	November 7, 2008
10.2.6	*	Form of Stock Option pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.	10-K	10.7.8	February 12, 2015
10.3	*	Form of Executive Continuity and Protection Program Letter Agreement.	10-Q	10.7	May 11, 2005
10.4	*	Molson Coors Brewing Company Amended and Restated Change in Control Protection Program effective January 1, 2008.	10-Q	10.8	August 8, 2012
10.5	*	Employment Letter by and between Molson Coors Canada and Stewart Glendinning.	10-K	10.23	February 14, 2014
10.6.1	*	Employment Agreement, dated as of January 1, 2009, by and between Molson Coors Brewing Company and Peter H. Coors.	10-Q	10.2	May 6, 2009
10.6.2	*	First Amendment to Employment Agreement of Peter H. Coors.	10-K	10.24.2	February 14, 2014
10.6.3	*	Offer Letter, dated as of September 30, 2016, by and between Peter H. Coors and Molson Coors Brewing Company.	8-K	10.1	October 4, 2016
10.7	*	Letter Agreement, effective as of January 1, 2009, by and between Coors Brewing Company, Molson Coors Brewing Company and Peter H. Coors amending (1) the Amended Salary Continuation Agreement between Coors Brewing Company and Peter H. Coors dated July 1, 1991 (as subsequently amended), and (2) the Molson Coors Brewing Excess Benefit Plan, as restated effective June 30, 2008 (as subsequently amended).	10-Q	10.1	May 6, 2009
10.8.1	*	Employment Letter, dated as of May 10, 2012, by and between Molson Coors Brewing Company and Gavin Hattersley.	10-Q	10.13	August 8, 2012
10.8.2	*	Interim CEO Employment Letter, dated as of May 6, 2015, by and between Molson Coors Brewing Company and Gavin Hattersley.	10-Q	10.2	August 6, 2015

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.9.1		Credit Agreement, dated as of June 18, 2014, by and among Molson Coors Brewing Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc. and Molson Coors International LP, the Lenders party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and an Issuing Bank, Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent, and Bank of America, N.A., as an Issuing Bank.	10-Q	10.2	August 6, 2014
10.9.2		First Amendment, dated as of December 16, 2015, to that certain Credit Agreement, dated as of June 18, 2014, by and among Molson Coors Brewing Company, Molson Coors International LP, Molson Canada 2005, Molson Coors Canada Inc. and Molson Coors Brewing Company (UK) Limited, the lenders party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent.	8-K	10.3	December 17, 2015
10.10.1		Amended and Restated Subsidiary Guarantee Agreement, dated as of October 11, 2016, by and among Molson Coors Brewing Company, the subsidiaries named on Schedule I thereto, and Deutsche Bank AG New York Branch, as Administrative Agent.	8-K	10.2	October 11, 2016
10.10.2
Supplement No. 1, dated as of November 17, 2016, to the Amended and Restated Subsidiary Guarantee Agreement, dated as of October 11, 2016, by and among Molson Coors Brewing Company, the subsidiaries named on Schedule I thereto, and Deutsche Bank AG New York Branch, as Administrative Agent.
						X
10.10.3
Supplement No. 2, dated as of November 30, 2016, to the Amended and Restated Subsidiary Guarantee Agreement, dated as of October 11, 2016, by and among Molson Coors Brewing Company, the subsidiaries named on Schedule I thereto, and Deutsche Bank AG New York Branch, as Administrative Agent.
						X
10.11		Form of Commercial Paper Dealer Agreement.	8-K	10.1	March 20, 2013
10.12	*	Executive Employment Agreement, dated as of November 13, 2014, by and between Molson Coors Brewing Company and Mark R. Hunter.	8-K	10.1	November 18, 2014
10.13		Variation Agreement, dated as of November 12, 2013, by and among Molson Coors Brewing Company and Grupo Modelo SAB de C.V. and certain of their respective affiliates.	10-K	10.44	February 14, 2014
10.14	*	Employment letter by and between Molson Coors Brewing Company and Krishnan Anand, dated as of November 2, 2009.	10-Q	10.1	May 7, 2015
10.15.1	*	Directors Service Agreement, dated as of March 17, 2008, by and between Molson Coors Brewing Company (UK) Ltd. (f/k/a Coors Brewers Ltd.) and David A. Heede.	10-K	10.17.1	February 11, 2016
10.15.2	*	Secondment Letter, dated as of September 24, 2013, by and between Molson Coors Brewing Company (UK) Ltd. and David A. Heede.	10-K	10.17.2	February 11, 2016
10.15.3	*	Addendum to Secondment Letter, dated as of April 1, 2014, by and between Molson Coors Brewing Company (UK) Ltd. and David A. Heede.	10-K	10.17.3	February 11, 2016
10.15.4	*	Assignment Letter, dated as of November 10, 2015, by and between Molson Coors Brewing Company and David A. Heede.	10-K	10.17.4	February 11, 2016
10.16		Term Loan Agreement, dated as of December 16, 2015, by and among Molson Coors Brewing Company, the lenders party thereto and Citibank, N.A., as Administrative Agent.	8-K	10.2	December 17, 2015

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.17.1		Subsidiary Guarantee Agreement, dated as of October 11, 2016, by and among Molson Coors Brewing Company, the subsidiaries named on Schedule I thereto, and Citibank, N.A., as Administrative Agent.	8-K	10.1	October 11, 2016
10.17.2
Supplement No. 1, dated as of November 17, 2016, to the Subsidiary Guarantee Agreement, dated as of October 11, 2016, by and among Molson Coors Brewing Company, the subsidiaries named on Schedule I thereto, and Citibank, N.A., as Administrative Agent.
X
10.17.3
Supplement No. 2, dated as of November 30, 2016, to the Subsidiary Guarantee Agreement, dated as of October 11, 2016, by and among Molson Coors Brewing Company, the subsidiaries named on Schedule I thereto, and Citibank, N.A., as Administrative Agent.
X
10.18.1	*	Offer Letter, dated as of March 29, 2016, by and between Mauricio Restrepo and Molson Coors Brewing Company.	8-K	10.1	March 31, 2016
10.18.2	*	Separation and General Release Agreement, dated as of November 17, 2016, by and between Mauricio Restrepo and Molson Coors Brewing Company.	8-K	10.1	November 17, 2016
10.19	*	Offer Letter, dated as of November 22, 2016, by and between Tracey Joubert and Molson Coors Brewing Company.	8-K	10.1	November 25, 2016
21		Subsidiaries of the Registrant.				X
23.1		Consent of Independent Registered Public Accounting Firm.				X
23.2		Consent of Independent Registered Public Accounting Firm.				X
31.1		Section 302 Certification of Chief Executive Officer.				X
31.2		Section 302 Certification of Chief Financial Officer.				X
32		Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).				X
99		Audited Consolidated Financial Statements of MillerCoors LLC and Subsidiaries.				X
101.INS	**	XBRL Instance Document				X
101.SCH	**	XBRL Taxonomy Extension Schema Document				X
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document				X
* Represents a management contract or compensatory plan or arrangement.
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, (iii) the Consolidated Balance Sheets at December 31, 2016, and December 31, 2015, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, (v) the Consolidated Statements of Stockholders' Equity and Noncontrolling Interests for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, (vi) the Notes to Consolidated Financial Statements, and (vii) document and entity information.

(b)	Exhibits
The exhibits at Item 15(a)(3) above are filed or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.

(c)	Other Financial Statement Schedules

SCHEDULE II
MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Foreign exchange impact	Balance at end of year
Allowance for doubtful accounts—trade accounts receivable
Year ended:
December 31, 2016	$8.7	$4.0	$(1.5)	$(0.5)	$10.7
December 31, 2015	$11.5	$2.2	$(4.0)	$(1.0)	$8.7
December 31, 2014	$13.6	$3.3	$(4.1)	$(1.3)	$11.5
Allowance for doubtful accounts—current trade loans
Year ended:
December 31, 2016	$0.8	$0.3	$(0.4)	$(0.1)	$0.6
December 31, 2015	$0.8	$0.9	$(0.7)	$(0.2)	$0.8
December 31, 2014	$1.1	$0.6	$(0.9)	$—	$0.8
Allowance for doubtful accounts—long-term trade loans
Year ended:
December 31, 2016	$1.9	$0.5	$(1.0)	$(0.3)	$1.1
December 31, 2015	$1.6	$1.3	$(0.9)	$(0.1)	$1.9
December 31, 2014	$2.8	$1.1	$(2.2)	$(0.1)	$1.6
Allowance for obsolete supplies and inventory
Year ended:
December 31, 2016	$8.5	$4.4	$(3.7)	$(0.4)	$8.8
December 31, 2015	$8.0	$4.1	$(2.6)	$(1.0)	$8.5
December 31, 2014	$6.8	$6.5	$(4.7)	$(0.6)	$8.0
Deferred tax valuation account(2)
Year ended:
December 31, 2016	$824.9	$161.3	$(53.6)	$(30.9)	$901.7
December 31, 2015	$105.4	$737.7	$(8.2)	$(10.0)	$824.9
December 31, 2014	$107.0	$22.7	$(15.6)	$(8.7)	$105.4

(1)
Amounts related to write-offs of uncollectible accounts, claims or obsolete inventories and supplies. Amounts related to the deferred tax asset valuation allowance are primarily due to the utilization of capital loss and operating loss carryforwards and re-evaluations of deferred tax assets.

(2)
See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Income Tax" of the Notes to the Consolidated Financial Statements for discussion regarding the increase in the deferred tax valuation account in 2016.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MOLSON COORS BREWING COMPANY

By	/s/ MARK R. HUNTER	President, Chief Executive Officer and Director (Principal Executive Officer)
Mark R. Hunter
February 14, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ MARK R. HUNTER	President, Chief Executive Officer and Directors (Principal Executive Officer)
Mark R. Hunter
By	/s/ TRACEY I. JOUBERT	Chief Financial Officer (Principal Financial Officer)
Tracey I. Joubert
By	/s/ BRIAN C. TABOLT	Controller (Chief Accounting Officer)
Brian C. Tabolt
By	/s/ GEOFFREY E. MOLSON	Chairman
Geoffrey E. Molson
By	/s/ PETER H. COORS	Vice Chairman
Peter H. Coors
By	/s/ PETER J. COORS	Director
Peter J. Coors
By	/s/ BETTY K. DEVITA	Director
Betty K. DeVita
By	/s/ ROGER G. EATON	Director
Roger G. Eaton
By	/s/ MARY LYNN FERGUSON-MCHUGH	Director
Mary Lynn Ferguson-McHugh
By	/s/ CHARLES M. HERINGTON	Director
Charles M. Herington
By	/s/ FRANKLIN W. HOBBS	Director
Franklin W. Hobbs
By	/s/ ANDREW T. MOLSON	Director
Andrew T. Molson
By	/s/ IAIN J. G. NAPIER	Director
Iain J. G. Napier
By	/s/ H. SANFORD RILEY	Director
H. Sanford Riley
By	/s/ DOUGLAS D. TOUGH	Director
Douglas D. Tough
By	/s/ LOUIS VACHON	Director
Louis Vachon

February 14, 2017