Form 10-Q
period 2017-06-30
MOLSON COORS BREWING CO
filed 2017-08-02
CIK 24545

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2017
OR
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 28, 2017:
Class A Common Stock— 2,560,918 shares
Class B Common Stock—195,153,420 shares

Exchangeable shares:
As of July 28, 2017, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares—2,878,935 shares
Class B Exchangeable shares—14,724,131 shares
The Class A exchangeable shares and Class B exchangeable shares are shares of the share capital in Molson Coors Canada Inc., a wholly-owned subsidiary of the registrant. They are publicly traded on the Toronto Stock Exchange under the symbols TPX.A and TPX.B, respectively. These shares are intended to provide substantially the same economic and voting rights as the corresponding class of Molson Coors common stock in which they may be exchanged. In addition to the registered Class A common stock and the Class B common stock, the registrant has also issued and outstanding one share each of a Special Class A voting stock and Special Class B voting stock. The Special Class A voting stock and the Special Class B voting stock provide the mechanism for holders of Class A exchangeable shares and Class B exchangeable shares to be provided instructions to vote with the holders of the Class A common stock and the Class B common stock, respectively. The holders of the Special Class A voting stock and Special Class B voting stock are entitled to one vote for each outstanding Class A exchangeable share and Class B exchangeable share, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The Special Class A voting stock and Special Class B voting stock are subject to a voting trust arrangement. The trustee which holds the Special Class A voting stock and the Special Class B voting stock is required to cast a number of votes equal to the number of then-outstanding Class A exchangeable shares and Class B exchangeable shares, respectively, but will only cast a number of votes equal to the number of Class A exchangeable shares and Class B exchangeable shares as to which it has received voting instructions from the owners of record of those Class A exchangeable shares and Class B exchangeable shares, other than the registrant or its subsidiaries, respectively, on the record date, and will cast the votes in accordance with such instructions so received.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Sales	$3,793.1	$1,407.0	$6,706.9	$2,357.8
Excise taxes	(701.8)	(420.8)	(1,166.9)	(714.4)
Net sales	3,091.3	986.2	5,540.0	1,643.4
Cost of goods sold	(1,756.1)	(562.2)	(3,129.0)	(976.2)
Gross profit	1,335.2	424.0	2,411.0	667.2
Marketing, general and administrative expenses	(781.2)	(313.6)	(1,484.0)	(564.5)
Special items, net	(16.5)	(34.5)	(20.3)	74.1
Equity income in MillerCoors	—	191.9	—	334.3
Operating income (loss)	537.5	267.8	906.7	511.1
Interest income (expense), net	(89.2)	(40.5)	(185.8)	(87.8)
Other income (expense), net	1.5	(30.4)	1.9	(45.7)
Income (loss) from continuing operations before income taxes	449.8	196.9	722.8	377.6
Income tax benefit (expense)	(123.0)	(21.2)	(187.6)	(37.9)
Net income (loss) from continuing operations	326.8	175.7	535.2	339.7
Income (loss) from discontinued operations, net of tax	1.6	(1.8)	1.0	(2.3)
Net income (loss) including noncontrolling interests	328.4	173.9	536.2	337.4
Net (income) loss attributable to noncontrolling interests	(5.1)	(1.6)	(11.6)	(2.4)
Net income (loss) attributable to Molson Coors Brewing Company	$323.3	$172.3	$524.6	$335.0
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.49	$0.81	$2.43	$1.61
From discontinued operations	0.01	(0.01)	0.01	(0.01)
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$1.50	$0.80	$2.44	$1.60
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.49	$0.81	$2.42	$1.60
From discontinued operations	—	(0.01)	—	(0.01)
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$1.49	$0.80	$2.42	$1.59
Weighted-average shares—basic	215.4	214.7	215.3	209.2
Weighted-average shares—diluted	216.4	216.0	216.4	210.5
Amounts attributable to Molson Coors Brewing Company
Net income (loss) from continuing operations	$321.7	$174.1	$523.6	$337.3
Income (loss) from discontinued operations, net of tax	1.6	(1.8)	1.0	(2.3)
Net income (loss) attributable to Molson Coors Brewing Company	$323.3	$172.3	$524.6	$335.0
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income (loss) including noncontrolling interests	$328.4	$173.9	$536.2	$337.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	310.5	(153.2)	392.1	113.7
Unrealized gain (loss) on derivative and non-derivative financial instruments	(68.6)	(6.9)	(77.2)	(26.6)
Reclassification of derivative (gain) loss to income	(0.4)	(0.7)	(0.4)	(3.1)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	6.7	7.0	8.3	14.0
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	0.9	16.6	2.0	21.4
Total other comprehensive income (loss), net of tax	249.1	(137.2)	324.8	119.4
Comprehensive income (loss)	577.5	36.7	861.0	456.8
Comprehensive (income) loss attributable to noncontrolling interests	(6.3)	(0.4)	(13.2)	(0.8)
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$571.2	$36.3	$847.8	$456.0
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT PAR VALUE) (UNAUDITED)

	As of
	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$502.9	$560.9
Accounts receivable, net	962.9	669.5
Other receivables, net	113.8	135.8
Inventories, net	633.7	592.7
Other current assets, net	275.7	210.7
Total current assets	2,489.0	2,169.6
Properties, net	4,585.2	4,507.4
Goodwill	8,391.2	8,250.1
Other intangibles, net	14,199.6	14,031.9
Other assets	453.6	382.5
Total assets	$30,118.6	$29,341.5
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$2,616.6	$2,467.7
Current portion of long-term debt and short-term borrowings	686.6	684.8
Discontinued operations	4.9	5.0
Total current liabilities	3,308.1	3,157.5
Long-term debt	11,185.1	11,387.7
Pension and postretirement benefits	1,124.8	1,196.0
Deferred tax liabilities	1,865.2	1,699.0
Other liabilities	317.2	267.0
Discontinued operations	12.4	12.6
Total liabilities	17,812.8	17,719.8
Commitments and contingencies (Note 16)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value per share (authorized: 500.0 shares; issued: 204.6 shares and 203.7 shares, respectively)	2.0	2.0
Class A exchangeable shares, no par value (issued and outstanding: 2.9 shares and 2.9 shares, respectively)	107.7	108.1
Class B exchangeable shares, no par value (issued and outstanding: 14.7 shares and 15.2 shares, respectively)	554.4	571.2
Paid-in capital	6,658.5	6,635.3
Retained earnings	6,467.0	6,119.0
Accumulated other comprehensive income (loss)	(1,222.3)	(1,545.5)
Class B common stock held in treasury at cost (9.5 shares and 9.5 shares, respectively)	(471.4)	(471.4)
Total Molson Coors Brewing Company stockholders' equity	12,095.9	11,418.7
Noncontrolling interests	209.9	203.0
Total equity	12,305.8	11,621.7
Total liabilities and equity	$30,118.6	$29,341.5
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$536.2	$337.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	396.0	137.7
Amortization of debt issuance costs and discounts	11.2	35.5
Share-based compensation	31.6	11.5
(Gain) loss on sale or impairment of properties and other assets, net	(4.3)	(79.8)
Equity income in MillerCoors	—	(323.2)
Distributions from MillerCoors	—	323.2
Equity in net (income) loss of other unconsolidated affiliates	4.7	2.4
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	(40.5)	(5.2)
Income tax (benefit) expense	187.6	37.9
Income tax (paid) received	23.5	(109.1)
Interest expense, excluding interest amortization	177.6	95.5
Interest paid	(175.4)	(95.1)
Pension expense (benefit)	(14.1)	4.0
Pension contributions paid	(72.1)	(10.4)
Change in current assets and liabilities (net of impact of business combinations) and other	(242.5)	(82.2)
(Gain) loss from discontinued operations	(1.0)	2.3
Net cash provided by (used in) operating activities	818.5	282.4
Cash flows from investing activities:
Additions to properties	(354.0)	(121.6)
Proceeds from sales of properties and other assets	46.1	144.6
Investment in MillerCoors	—	(810.6)
Return of capital from MillerCoors	—	731.1
Other	6.0	(4.1)
Net cash provided by (used in) investing activities	(301.9)	(60.6)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	2,525.9
Exercise of stock options under equity compensation plans	1.1	5.4
Dividends paid	(176.6)	(176.5)
Debt issuance costs	(4.6)	(15.0)
Payments on debt and borrowings	(2,201.5)	(17.9)
Proceeds on debt and borrowings	1,536.0	31.7
Net proceeds from (payments on) revolving credit facilities and commercial paper	282.0	2.5
Change in overdraft balances and other	(29.6)	(17.5)
Net cash provided by (used in) financing activities	(593.2)	2,338.6
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(76.6)	2,560.4
Effect of foreign exchange rate changes on cash and cash equivalents	18.6	(1.0)
Balance at beginning of year	560.9	430.9
Balance at end of period	$502.9	$2,990.3
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)
(UNAUDITED)

		MCBC Stockholders
			Accumulated			Common Stock
			other	Common stock		held in	Exchangeable			Non
		Retained	comprehensive	issued		treasury	shares issued		Paid-in-	controlling
	Total	earnings	income (loss)	Class A	Class B	Class B	Class A	Class B	capital	interests
Balance at December 31, 2015	$7,063.1	$4,496.0	$(1,694.9)	$—	$1.7	$(471.4)	$108.2	$603.0	$4,000.4	$20.1
Exchange of shares	—	—	—	—	—	—	(0.1)	(22.7)	22.8	—
Shares issued under equity compensation plan	(8.9)	—	—	—	—	—	—	—	(8.9)	—
Amortization of share-based compensation	13.1	—	—	—	—	—	—	—	13.1	—
Acquisition of business and purchase of noncontrolling interest	1.2	—	—	—	—	—	—	—	—	1.2
Net income (loss) including noncontrolling interests	337.4	335.0	—	—	—	—	—	—	—	2.4
Other comprehensive income (loss), net of tax	119.4	—	121.0	—	—	—	—	—	—	(1.6)
Issuance of common stock	2,525.6	—	—	—	0.3	—	—	—	2,525.3	—
Dividends declared and paid	(179.0)	(176.5)	—	—	—	—	—	—	—	(2.5)
Balance at June 30, 2016	$9,871.9	$4,654.5	$(1,573.9)	$—	$2.0	$(471.4)	$108.1	$580.3	$6,552.7	$19.6

		MCBC Stockholders
			Accumulated			Common Stock
			other	Common stock		held in	Exchangeable			Non
		Retained	comprehensive	issued		treasury	shares issued		Paid-in-	controlling
	Total	earnings	income (loss)	Class A	Class B	Class B	Class A	Class B	capital	interests
Balance at December 31, 2016	$11,621.7	$6,119.0	$(1,545.5)	$—	$2.0	$(471.4)	$108.1	$571.2	$6,635.3	$203.0
Exchange of shares	—	—	—	—	—	—	(0.4)	(16.8)	17.2	—
Shares issued under equity compensation plan	(24.7)	—	—	—	—	—	—	—	(24.7)	—
Amortization of share-based compensation	30.7	—	—	—	—	—	—	—	30.7	—
Acquisition of business and purchase of noncontrolling interest	1.6	—	—	—	—	—	—	—	—	1.6
Net income (loss) including noncontrolling interests	536.2	524.6	—	—	—	—	—	—	—	11.6
Other comprehensive income (loss), net of tax	324.8	—	323.2	—	—	—	—	—	—	1.6
Dividends declared and paid	(184.5)	(176.6)	—	—	—	—	—	—	—	(7.9)
Balance at June 30, 2017	$12,305.8	$6,467.0	$(1,222.3)	$—	$2.0	$(471.4)	$107.7	$554.4	$6,658.5	$209.9

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments and Corporate. Our reporting segments include: MillerCoors LLC ("MillerCoors" or U.S. segment), operating in the United States ("U.S."); Molson Coors Canada ("MCC" or Canada segment), operating in Canada; Molson Coors Europe (Europe segment), operating in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, Republic of Ireland, Romania, Serbia, the United Kingdom ("U.K.") and various other European countries; and Molson Coors International ("MCI" or International segment), operating in various other countries.
On October 11, 2016, we completed the acquisition of SABMiller plc's ("SABMiller") 58% economic interest and 50% voting interest in MillerCoors and all trademarks, contracts and other assets primarily related to the "Miller International Business", as defined in the purchase agreement, outside of the U.S. and Puerto Rico (the "Acquisition") from Anheuser-Busch InBev SA/NV ("ABI"), and MillerCoors, previously a joint venture between MCBC and SABMiller, became a wholly-owned subsidiary of MCBC. Accordingly, for periods prior to October 11, 2016, our 42% economic ownership interest in MillerCoors was accounted for under the equity method of accounting, and, therefore, its results of operations were reported as equity income in MillerCoors in the unaudited condensed consolidated statements of operations, and our 42% share of MillerCoors' net assets was reported as investment in MillerCoors in the unaudited condensed consolidated balance sheets. Beginning October 11, 2016, MillerCoors was fully consolidated and continues to be reported as our U.S. segment. Additionally, our unaudited condensed consolidated balance sheets as of June 30, 2017, and December 31, 2016, include our acquired assets and liabilities, which were recorded at their respective acquisition-date fair values upon completion of the Acquisition. See Note 4, "Acquisition and Investments" for further discussion.
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
These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 ("Annual Report"), and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change in the first half of 2017.
The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be achieved for the full year.

2. New Accounting Pronouncements
New Accounting Pronouncements Previously Adopted
In March 2016, the Financial Accounting Standards Board ("FASB") issued authoritative guidance intended to simplify and improve several aspects of the accounting for share-based payment transactions. We early adopted this guidance in the third quarter of 2016. The adoption of this guidance impacted our previously reported unaudited condensed consolidated financial statements as follows:

	Six Months Ended June 30, 2016
	As Reported	As Adjusted
	(In millions, except per share data)
Unaudited Condensed Consolidated Statement of Operations:
Income tax benefit (expense)	$(41.8)	$(37.9)
Net income (loss) attributable to Molson Coors Brewing Company	$331.1	$335.0
Basic earnings per share	$1.58	$1.60
Diluted earnings per share	$1.58	$1.59
Diluted weighted-average shares outstanding	210.2	210.5

	Six Months Ended June 30, 2016
	As Reported	As Adjusted
	(In millions)
Unaudited Condensed Consolidated Statement of Cash Flows:
Net cash provided by (used in) operating activities	$264.4	$282.4
Net cash provided by (used in) financing activities	$2,356.6	$2,338.6

	June 30, 2016
	As Reported	As Adjusted
	(In millions)
Unaudited Condensed Consolidated Balance Sheet:
Paid-in capital	$6,556.6	$6,552.7
Retained earnings	$4,650.6	$4,654.5
New Accounting Pronouncements Recently Adopted
In January 2017, the FASB issued authoritative guidance intended to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, the recognition of an impairment charge is calculated based on the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance should be applied on a prospective basis and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We early adopted this guidance during the quarter ended March 31, 2017. The adoption of this guidance will impact our goodwill impairment testing on a prospective basis, to the extent that an impairment is identified in Step 1 of our testing procedures.
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
In February 2016, the FASB issued authoritative guidance intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The guidance should be applied under a modified retrospective transition approach for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. Any leases that expire before the initial application date will not require any accounting adjustment. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance. This guidance will result in our existing operating leases, for certain real estate and equipment, to be recognized on our balance sheet. We will further analyze our lease arrangements as we complete our assessment and implementation of this new guidance.
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
We are currently in the process of evaluating the impact this new guidance will have on our financial statements and to our revenue recognition policies, controls and procedures. Based on the work completed to-date and our evaluation of the five-step approach outlined within the guidance, we do not believe that the new guidance will have a significant impact to our core revenue generating activities. However, we currently anticipate that the new standard may impact the presentation of certain cash payments made to customers, as well as the timing of recognition of certain promotional discounts. Specifically, certain cash payments to customers are currently recorded within marketing, general and administration expenses in the consolidated statements of operations. Upon adoption of the new guidance, we anticipate that many of these cash payments may not meet the specific criteria within the new guidance of providing a “distinct” good or service, and therefore, would be required to be presented as a reduction of revenue. Furthermore, upon adoption of the new guidance, certain of our promotional discounts, which are deemed variable consideration under the new guidance, will be recognized at the time of the related shipment of product, which is earlier than recognized under current guidance. We anticipate that this change in recognition timing will shift financial statement recognition primarily amongst quarters, however, do not anticipate that the full-year impact will be significant to our financial results.
We are continuing to evaluate the potential impact the new guidance will have on our financial statements. We have not fully completed this evaluation and therefore, we may identify further impacts in addition to those identified above. We have begun training related to the implications of the new guidance and commenced implementation efforts for areas of impact identified to-date. As we further complete our evaluation process, we will update our discussion of the anticipated impacts of the new standard as appropriate.
Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our unaudited condensed consolidated financial statements.
3. Segment Reporting
Our reporting segments are based on the key geographic regions in which we operate, which are the basis on which our chief operating decision maker evaluates the performance of the business. Our reporting segments consist of the U.S., Canada, Europe and International. Corporate is not a segment and primarily includes interest, certain other general and administrative costs that are not allocated to any of the operating segments as well as the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides. Effective January 1, 2017, European markets including Sweden, Spain, Germany, Ukraine and Russia, which were previously reported under our International segment, are reported within our Europe segment. Additionally, effective January 1, 2017, the results of the MillerCoors Puerto Rico business, which were previously reported as part of the U.S. segment, are reported within the International segment. We have not recast historical results for these changes on the basis of immateriality.
No single customer accounted for more than 10% of our consolidated sales for the three and six months ended June 30, 2017, and June 30, 2016, respectively. Consolidated net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting net sales revenues and income (loss) from continuing operations before income taxes eliminate in consolidation.
The following tables present net sales, income (loss) from continuing operations before income taxes and total assets by segment:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In millions)
U.S.(1)	$2,138.9	$—	$3,888.8	$—
Canada	407.6	425.9	698.7	693.9
Europe	524.7	522.1	906.3	880.8
International	65.1	39.2	126.9	70.2
Corporate	0.3	0.2	0.6	0.6
Eliminations(2)	(45.3)	(1.2)	(81.3)	(2.1)
Consolidated net sales	$3,091.3	$986.2	$5,540.0	$1,643.4

(1)
Prior to October 11, 2016, MCBC’s 42% share of MillerCoors' results of operations was reported as equity income in MillerCoors in the unaudited condensed consolidated statements of operations. As a result of the Acquisition, beginning October 11, 2016, MillerCoors' results were fully consolidated into MCBC’s consolidated financial statements.

(2)	Eliminations reflect gross inter-segment sales which are eliminated in the consolidated totals.

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In millions)
U.S.(1)	$484.7	$191.9	$800.3	$334.3
Canada	68.7	88.5	91.8	235.1
Europe(2)	73.3	59.0	103.9	57.8
International	(7.7)	(33.4)	(6.2)	(35.7)
Corporate	(169.2)	(109.1)	(267.0)	(213.9)
Consolidated income (loss) from continuing operations before income taxes	$449.8	$196.9	$722.8	$377.6

(1)
Prior to October 11, 2016, MCBC’s 42% share of MillerCoors' results of operations was reported as equity income in MillerCoors in the unaudited condensed consolidated statements of operations. As a result of the Acquisition, beginning October 11, 2016, MillerCoors' results were fully consolidated into MCBC’s consolidated financial statements.

(2)
In the first quarter of 2017, the largest food and retail company in Croatia, Agrokor, announced that it was facing significant financial difficulties that raised doubt about the collectibility of certain of our outstanding receivables with its direct subsidiaries. These subsidiaries are customers of ours within the Europe segment and, therefore, we are closely monitoring the situation. Specifically, Agrokor has entered into active discussions with local regulators, financial institutions and other creditors to stabilize and restructure its business and sustain ongoing operations. Our exposure related to Agrokor, as of June 30, 2017, was approximately $17 million, based on foreign exchange rates as of June 30, 2017. Based on the facts and circumstances known at this time, we recorded a provision for an estimate of uncollectible receivables of approximately $11 million in the first quarter of 2017, and this allowance, in local currency, remains at June 30, 2017. Separately, we released an indirect tax loss contingency, which was initially recorded in the fourth quarter of 2016, for a benefit of approximately $50 million during the first quarter of 2017; see Note 16, "Commitments and Contingencies" for details.
Income (loss) from continuing operations before income taxes includes the impact of special items. Refer to Note 6, "Special Items" for further discussion. Additionally, various costs associated with the Acquisition, including its related financing, were recorded for the three and six months ended June 30, 2017, and June 30, 2016. Refer to Note 4, "Acquisition and Investments" for further details.

	As of
	June 30, 2017	December 31, 2016(1)
	(In millions)
U.S.	$19,936.1	$19,844.7
Canada	4,388.7	4,206.8
Europe	5,191.7	4,673.7
International	317.0	302.8
Corporate	285.1	313.5
Consolidated total assets	$30,118.6	$29,341.5

(1)
The allocation of total assets by segment as of December 31, 2016, has been adjusted for a reclassification between Corporate and International to reflect certain assets acquired in the Acquisition that have been subsequently allocated to International for segment reporting.

4. Acquisition and Investments
Acquisition
On October 11, 2016, we completed the Acquisition for $12.0 billion in cash, subject to a downward adjustment as described in the purchase agreement. Prior to the Acquisition, MCBC owned a 50% voting and 42% economic interest in MillerCoors and MillerCoors was accounted for under the equity method of accounting. Following the completion of the Acquisition, MillerCoors, which was previously a joint venture between MCBC and SABMiller, became a wholly-owned subsidiary of MCBC and its results were fully consolidated by MCBC prospectively beginning on October 11, 2016.
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
During the second quarter of 2017, we recorded an adjustment to our preliminary purchase price allocation primarily related to certain accrued liabilities, resulting in an increase to goodwill of $18.5 million. There were no other changes to our allocated amounts during the first half of 2017. The final determination of the fair values will be completed within the measurement period of up to one year from the Acquisition date as permitted under U.S. GAAP and any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined. The size and complexity of the Acquisition could necessitate the need to use the full one year measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values. Any potential adjustments made could be material in relation to these preliminary values.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information gives effect to the Acquisition and the completed financing as if they were completed on January 1, 2016, the first day of our 2016 fiscal year and the pro forma adjustments are based on items that are factually supportable, are directly attributable to the Acquisition and are expected to have a continuing impact on MCBC's results of operations. The unaudited pro forma financial information has been calculated after applying MCBC’s accounting policies and adjusting the results of MillerCoors to reflect the additional depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to property, plant and equipment and intangible assets had been applied from January 1, 2016, together with the consequential tax effects. Pro forma adjustments have been made to remove non-recurring transaction-related costs included in historical results as well as to reflect the incremental interest expense to be prospectively incurred on the debt and term loans issued to finance the Acquisition, in addition to other pro forma adjustments. See the below table for significant non-recurring costs. Also, see Note 7, "Other Income and Expense" for details related to certain financing-related expenses incurred.
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

	Three Months Ended	Six Months Ended
	June 30, 2016
	(in millions)
Net sales	$3,109.2	$5,570.6
Net income from continuing operations attributable to MCBC	$309.3	$566.7
Net income attributable to MCBC	$307.5	$564.4
Net income from continuing operations attributable to MCBC per share:
Basic	$1.44	$2.64
Diluted	$1.43	$2.62

For the three and six months ended June 30, 2016, the following non-recurring charges (benefits) directly attributable to the Acquisition were made as adjustments to our pro forma results to remove the impact from our historical operating results within the below noted line items.

	Three Months Ended	Six Months Ended
	June 30, 2016
	(In millions)
Non-recurring charges (benefits)			Location
Other transaction-related costs	$19.6	$34.5	Marketing, general and administrative expenses
Bridge loan - amortization of financing costs	$20.2	$38.6	Other income (expense)
Foreign currency forwards and transactional foreign currency loss	$11.6	$11.6	Other income (expense)
Term loan - commitment fee	$1.3	$2.5	Interest expense, net
Swaption - unrealized loss	$15.3	$36.4	Interest expense, net
Interest income earned on money market and fixed rate deposit accounts	$(3.9)	$(6.4)	Interest income, net
MillerCoors Pre-Acquisition Financial Information
Summarized financial information for MillerCoors for the periods prior to the Acquisition under the equity method of accounting are as follows:
Results of Operations

	Three Months Ended	Six Months Ended
	June 30, 2016
	(in millions)
Net sales	$2,126.7	$3,942.8
Cost of goods sold	(1,174.5)	(2,207.5)
Gross profit	$952.2	$1,735.3
Operating income(1)	$435.7	$772.2
Net income attributable to MillerCoors(1)	$429.5	$764.8

(1)
Results include special charges related to the closure of the Eden, North Carolina, brewery of $39.4 million and $76.3 million for the three and six months ended June 30, 2016, respectively, including $33.0 million and $68.9 million of accelerated depreciation in excess of normal depreciation associated with the brewery and $6.4 million and $7.4 million of other charges, respectively.

The following represents our proportionate share in net income attributable to MillerCoors reported under the equity method of accounting prior to the Acquisition:

	Three Months Ended	Six Months Ended
	June 30, 2016
	(in millions, except percentages)
Net income attributable to MillerCoors	$429.5	$764.8
MCBC's economic interest	42%	42%
MCBC's proportionate share of MillerCoors' net income	180.4	321.2
Amortization of the difference between MCBC's contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors	1.1	2.2
Share-based compensation adjustment(1)	(0.7)	(0.2)
U.S. import tax benefit(2)	11.1	11.1
Equity income in MillerCoors	$191.9	$334.3

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

The following table summarizes our transactions with MillerCoors prior to the Acquisition when it was accounted for under the equity method of accounting:

	Three Months Ended	Six Months Ended
	June 30, 2016
	(In millions)
Beer sales to MillerCoors	$2.6	$4.6
Beer purchases from MillerCoors	$12.2	$22.1
Service agreement costs and other charges to MillerCoors	$0.6	$1.3
Service agreement costs and other charges from MillerCoors	$0.1	$0.2
Investments
Our investments include both equity method and consolidated investments. Those entities identified as variable interest entities ("VIEs") have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, consolidate these entities. None of our consolidated VIEs held debt as of June 30, 2017, or December 31, 2016. We have not provided any financial support to any of our VIEs during the year that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. As of June 30, 2017, and December 31, 2016, our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K.") and Grolsch U.K. Ltd. ("Grolsch"), Rocky Mountain Metal Container ("RMMC") and Rocky Mountain Bottle Company ("RMBC"). RMMC and RMBC were previously consolidated VIEs of MillerCoors and as a result of the Acquisition, are now MCBC consolidated VIEs. Our unconsolidated VIEs are Brewers Retail Inc. ("BRI") and Brewers' Distributor Ltd. ("BDL").
Both BRI and BDL have outstanding third party debt which is guaranteed by its shareholders. As a result, we have a guarantee liability of $44.8 million and $31.7 million recorded as of June 30, 2017, and December 31, 2016, respectively, which is presented within accounts payable and other current liabilities on the unaudited condensed consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The carrying value of the guarantee liability equals fair value, which considers an adjustment for our own non-performance risk and is considered a Level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our respective equity method investment within the unaudited condensed consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.

Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	June 30, 2017		December 31, 2016
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Grolsch	$4.7	$0.3	$4.4	$0.5
Cobra U.K.	$17.5	$0.7	$14.2	$1.1
RMMC	$77.3	$3.9	$70.2	$3.5
RMBC	$54.7	$2.0	$53.1	$2.5

5. Share-Based Payments
We have one share-based compensation plan, the MCBC Incentive Compensation Plan (the "Incentive Compensation Plan"), as of June 30, 2017, and all outstanding awards fall under this plan. During the three and six months ended June 30, 2017, and June 30, 2016, we recognized share-based compensation expense related to the following Class B common stock awards to certain directors, officers and other eligible employees, pursuant to the Incentive Compensation Plan: restricted stock units ("RSUs"), deferred stock units ("DSUs"), performance share units ("PSUs") and stock options. The settlement amount of the PSUs is determined based on market and performance metrics, which include our total shareholder return performance relative to the S&P 500 and specified internal performance metrics designed to drive greater shareholder return. PSU compensation expense is based on a fair value assigned to the market metric using a Monte Carlo model upon grant, which remains constant throughout the vesting period of three years and a performance multiplier, which will vary due to changing estimates of the performance metric condition.

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In millions)
Pretax compensation expense	$16.1	$6.4	$31.6	$13.1
Tax benefit	(5.5)	(1.9)	(10.8)	(3.8)
After-tax compensation expense	$10.6	$4.5	$20.8	$9.3
The increase in expense in the first half of 2017 was primarily driven by the issuance of replacement awards to MillerCoors employees in connection with the completion of the Acquisition, as well as accelerated expense related to certain awards during the first quarter of 2017.
As of June 30, 2017, there was $92.2 million of total unrecognized compensation expense from all share-based compensation arrangements granted under the Incentive Compensation Plan, related to unvested awards. This total compensation expense is expected to be recognized over a weighted-average period of 1.9 years.

	RSUs and DSUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 31, 2016	0.8	$87.01	0.5	$81.67
Granted	0.3	$92.15	0.2	$97.13
Vested	(0.3)	$77.43	(0.2)	$57.34
Converted(1)	0.3	$106.17	(0.1)	$106.17
Forfeited	—	$—	—	$—
Non-vested as of June 30, 2017	1.1	$95.53	0.4	$89.46

(1)
During the three months ended March 31, 2017, the MillerCoors 2016 PSU replacement awards were converted to RSUs under the Incentive Compensation Plan based on the achievement of the performance metric during the one year performance period ended December 31, 2016. These awards cliff vest at the end of a three year service period in the first quarter of 2019.

The weighted-average fair value per unit for the non-vested PSUs is $111.50 as of June 30, 2017.

	Stock options and SOSARS
	Awards	Weighted-average exercise price per share	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2016	1.5	$59.79	5.4	$58.2
Granted	0.2	$96.77
Exercised	(0.1)	$55.71
Forfeited	—	$—
Outstanding as of June 30, 2017	1.6	$63.89	5.5	$38.0
Expected to vest at June 30, 2017	0.4	$89.81	8.9	$0.8
Exercisable at June 30, 2017	1.2	$56.28	4.5	$37.2
The total intrinsic values of stock options and SOSARs exercised during the six months ended June 30, 2017, and June 30, 2016, were $5.3 million and $9.9 million, respectively. During the six months ended June 30, 2017, and June 30, 2016, cash received from stock option exercises was $1.1 million and $5.4 million, respectively, and total tax benefits realized, including excess tax benefits, from share-based awards vested or exercised was $19.2 million and $10.9 million, respectively.
The fair value of each option granted in the first half of 2017 and 2016 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended
	June 30, 2017	June 30, 2016
Risk-free interest rate	2.04%	1.40%
Dividend yield	1.64%	1.81%
Volatility range	22.40%-22.88%	23.16%-24.64%
Weighted-average volatility	22.52%	23.53%
Expected term (years)	5.1	5.2
Weighted-average fair market value	$18.66	$16.65
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

The fair value of the market metric for each PSU granted in the first half of 2017 and 2016 was determined on the date of grant using a Monte Carlo model to simulate total stockholder return for MCBC and peer companies with the following weighted-average assumptions:

	Six Months Ended
	June 30, 2017	June 30, 2016
Risk-free interest rate	1.59%	1.04%
Dividend yield	1.64%	1.81%
Volatility range	13.71%-80.59%	14.10%-77.11%
Weighted-average volatility	24.24%	23.68%
Expected term (years)	2.8	2.8
Weighted-average fair market value	$97.13	$90.49
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
As of June 30, 2017, there were 4.3 million shares of the Company's Class B common stock available for issuance as awards under the Incentive Compensation Plan.
6. Special Items
We have incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these charges (benefits) as special items.

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In millions)
Employee-related charges
Restructuring	$0.4	$(0.2)	$1.3	$(1.8)
Canada - OPEB curtailment gain	—	—	(2.9)	—
Impairments or asset abandonment charges
U.S. - Asset abandonment(1)	12.4	—	14.4	—
Canada - Asset abandonment(2)	1.1	1.4	2.3	2.5
Europe - Asset abandonment(3)	2.6	2.5	5.2	4.8
International - Asset impairment and write-off(4)	—	30.8	—	30.8
Termination fees and other (gains) losses
Canada - Gain on sale of asset(2)	—	—	—	(110.4)
Total Special items, net	$16.5	$34.5	$20.3	$(74.1)

(1)
During the third quarter of 2015, MillerCoors announced plans to close its brewery in Eden, North Carolina, in an effort to optimize the brewery footprint and streamline operations for greater efficiencies. Products produced in Eden were transitioned to other breweries in the U.S. supply chain network and the Eden brewery is now closed. For the three and six months ended June 30, 2017, certain costs related to the closure of the brewery were recorded within special items.

(2)
As part of our ongoing strategic review of our Canadian supply chain network, we completed the sale of our Vancouver brewery on March 31, 2016, and we recognized a gain of $110.4 million within special items in the first quarter of 2016, resulting in net cash proceeds received in the second quarter of 2016 of CAD 183.1 million ($140.8 million). In conjunction with the sale of the brewery, we agreed to leaseback the existing property to continue operations on an uninterrupted basis while our new brewery is being constructed. We have evaluated this transaction pursuant to the accounting guidance for sale-leaseback transactions, and concluded that the relevant criteria had been met for full gain recognition. Additionally, during the three and six months ended June 30, 2017, and 2016, we incurred other abandonment charges, consisting primarily of accelerated depreciation charges in excess of normal depreciation, related to the planned closure of the Vancouver brewery, which is currently expected to occur in the third quarter of 2019.
Additionally, in the third quarter of 2017, as a result of the continuation of this strategic review, we announced the plan to build a more efficient and flexible brewery in the greater Montreal area. As a result of this decision, we have begun to develop plans to transition out of our existing Montreal brewery. Accordingly, we will begin to incur accelerated depreciation and other charges associated with the existing brewery closure in the third quarter of 2017. These charges will continue to be incurred on an ongoing basis until completion of the project and will be recorded as special items.

(3)
As a result of our continued strategic review of our European supply chain network, for the three and six months ended June 30, 2017, and 2016, we incurred charges consisting primarily of accelerated depreciation charges in excess of normal depreciation related to the planned closure of our Burton South brewery.

(4)
Based on an interim impairment assessment performed during the second quarter of 2016, which was triggered by the enactment of total alcohol prohibition in the state of Bihar, India, on April 5, 2016, we recorded an impairment loss in the second quarter of 2016.

Restructuring Activities
Beginning in 2016, restructuring initiatives related to the integration of MillerCoors after the completion of the Acquisition were implemented in order to operate a more efficient business and achieve cost saving targets which to-date resulted in reduced employment levels by approximately 70 employees. Severance costs related to these restructuring activities were recorded as special items within our unaudited condensed consolidated statements of operations. As we continually evaluate our cost structure and seek opportunities for further efficiencies and cost savings as part of these initiatives, we may incur additional restructuring related charges in the future, however, we are unable to estimate the amount of charges at this time.
We have continued our ongoing assessment of our supply chain strategies across our segments in order to align with our cost saving objectives. As part of this strategic review, which began in 2014, we have had restructuring activities related to the closure of the Alton and Plovdiv breweries and our current planned closures of the Vancouver and Burton South breweries. As a result, we have reduced employment levels by a total of 404 employees, of which 332 and 72 relate to 2015 and 2014 restructuring programs, respectively. Consequently, we recognized severance and other employee-related charges, which we have recorded as special items within our unaudited condensed consolidated statements of operations. We will continue to evaluate our supply chain network and seek opportunities for further efficiencies and cost savings, and we therefore may incur additional restructuring related charges or adjustments to previously recorded charges in the future, however, we are unable to estimate the amount of charges at this time.
The accrued restructuring balances represent expected future cash payments required to satisfy the remaining severance obligations to terminated employees, the majority of which we expect to be paid in the next 12 to 18 months.

	U.S.	Canada	Europe	International	Corporate	Total
	(In millions)
Total at December 31, 2016	$5.1	$5.9	$2.8	$0.2	$0.7	$14.7
Charges incurred	0.7	(0.1)	—	0.6	0.1	1.3
Payments made	(4.6)	(0.8)	(0.5)	(0.2)	(0.6)	(6.7)
Foreign currency and other adjustments	—	0.1	0.1	—	—	0.2
Total at June 30, 2017	$1.2	$5.1	$2.4	$0.6	$0.2	$9.5

	U.S.	Canada	Europe	International	Corporate	Total
	(In millions)
Total at December 31, 2015	$—	$2.3	$5.6	$1.3	$—	$9.2
Payments made	—	(0.1)	(0.6)	(1.3)	—	(2.0)
Changes in estimates	—	—	(1.8)	—	—	(1.8)
Foreign currency and other adjustments	—	0.1	(0.4)	—	—	(0.3)
Total at June 30, 2016	$—	$2.3	$2.8	$—	$—	$5.1

7. Other Income and Expense

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In millions)
Bridge loan commitment fees(1)	$—	$(20.2)	$—	$(38.6)
Gain (loss) from other foreign exchange and derivative activity, net(2)	1.5	(10.6)	(6.7)	(6.9)
Other, net(3)	—	0.4	8.6	(0.2)
Other income (expense), net	$1.5	$(30.4)	$1.9	$(45.7)

(1)
During the first half of 2016, we recognized amortization of commitment fees and other financing costs incurred in connection with our bridge loan agreement entered into subsequent to the announcement of the Acquisition.

(2)
During the three and six months ended June 30, 2016, we recorded unrealized losses of approximately $11.6 million related to the foreign currency forwards we entered into in the second quarter of 2016, in connection with our July 7, 2016, debt issuance.

(3)
During the first quarter of 2017, we recorded a gain of CAD 10.6 million, or $8.1 million, resulting from a purchase price adjustment related to the historical sale of Molson Inc.’s ownership interest in the Montreal Canadiens. The CAD 10.6 million was paid by the Montreal Canadiens, who are a considered an affiliate of MCBC, in the first quarter of 2017.

8. Income Tax

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Effective tax rate	27%	11%	26%	10%
Our effective tax rates were lower than the U.S. federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our foreign businesses, driven by lower statutory income tax rates and tax planning impacts on statutory taxable income, as well as the impact of discrete items. The increase in the effective tax rate during the second quarter and first half of 2017 versus 2016, is primarily driven by the inclusion of 100% of MillerCoors' pretax income following the completion of the Acquisition, which is subject to the U.S. federal and state income tax rates, as well as the favorable impacts of tax benefits recognized in the prior year from transaction-related costs resulting from the Acquisition and favorable tax treatment associated with the sale of our Vancouver brewery in the first quarter of 2016. These drivers were further impacted by a reduction of net discrete tax benefits recognized in 2017. Specifically, our total net discrete tax benefit was $1.3 million and $9.7 million in the second quarter and first half of 2017, respectively, versus a $6.5 million and $12.2 million net discrete tax benefit recognized in the second quarter and first half of 2016, respectively. The decrease in net discrete tax benefits in 2017 was driven by discrete tax expense of $13.6 million related to the recognition of a liability for uncertain tax positions established during the second quarter of 2017, which was partially offset by the release of valuation allowances in certain jurisdictions during the second quarter of 2017, as well as an increase in excess tax benefits from share-based compensation in the first half of 2017.
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

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In millions, except per share amounts)
Amounts attributable to Molson Coors Brewing Company:
Net income (loss) from continuing operations	$321.7	$174.1	$523.6	$337.3
Income (loss) from discontinued operations, net of tax	1.6	(1.8)	1.0	(2.3)
Net income (loss) attributable to Molson Coors Brewing Company	$323.3	$172.3	$524.6	$335.0
Weighted-average shares for basic EPS	215.4	214.7	215.3	209.2
Effect of dilutive securities:
RSUs, DSUs, and PSUs	0.5	0.8	0.6	0.8
Stock options and SOSARs	0.5	0.5	0.5	0.5
Weighted-average shares for diluted EPS	216.4	216.0	216.4	210.5
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.49	$0.81	$2.43	$1.61
From discontinued operations	0.01	(0.01)	0.01	(0.01)
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$1.50	$0.80	$2.44	$1.60
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.49	$0.81	$2.42	$1.60
From discontinued operations	—	(0.01)	—	(0.01)
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$1.49	$0.80	$2.42	$1.59
Dividends declared and paid per share	$0.41	$0.41	$0.82	$0.82
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
The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on diluted EPS:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In millions)
RSUs and stock options	0.3	0.1	0.3	0.1
Class B Common Stock Equity Issuance
On February 3, 2016, we completed an underwritten public offering of our Class B common stock to partially fund the Acquisition, which increased the number of Class B common shares issued and outstanding by 29.9 million shares, and received proceeds of $2.5 billion, net of issuance costs.

10. Goodwill and Intangible Assets

	U.S.	Canada	Europe	International	Consolidated
Changes in Goodwill:		(In millions)
Balance at December 31, 2016	$6,415.6	$567.6	$1,260.5	$6.4	$8,250.1
Adjustments to preliminary purchase price allocation(1)	18.5	—	—	—	18.5
Foreign currency translation	—	20.9	101.3	0.4	122.6
Balance at June 30, 2017	$6,434.1	$588.5	$1,361.8	$6.8	$8,391.2

(1)
During the second quarter of 2017, we recorded an adjustment to our preliminary purchase price allocation primarily related to certain accrued liabilities associated with the Acquisition. Refer to Note 4, "Acquisition and Investments" for further details.

The following table presents details of our intangible assets, other than goodwill, as of June 30, 2017:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$5,075.3	$(402.9)	$4,672.4
License agreements and distribution rights	15 - 28	231.8	(96.9)	134.9
Other	2 - 40	144.2	(34.6)	109.6
Intangible assets not subject to amortization:
Brands	Indefinite	8,164.9	—	8,164.9
Distribution networks	Indefinite	780.3	—	780.3
Other	Indefinite	337.5	—	337.5
Total		$14,734.0	$(534.4)	$14,199.6
The following table presents details of our intangible assets, other than goodwill, as of December 31, 2016:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$4,876.3	$(288.2)	$4,588.1
License agreements and distribution rights	15 - 28	225.9	(89.4)	136.5
Other	2 - 40	129.3	(26.4)	102.9
Intangible assets not subject to amortization:
Brands	Indefinite	8,114.2	—	8,114.2
Distribution networks	Indefinite	752.6	—	752.6
Other	Indefinite	337.6	—	337.6
Total		$14,435.9	$(404.0)	$14,031.9
The changes in the gross carrying amounts of intangibles from December 31, 2016, to June 30, 2017, are primarily driven by the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies.

Based on foreign exchange rates as of June 30, 2017, and the preliminary allocation of fair value to definite-lived intangible assets, the estimated future amortization expense of intangible assets is as follows:

Fiscal year	Amount
(In millions)
2017 - remaining	$110.1
2018	$219.4
2019	$218.5
2020	$217.4
2021	$212.0
Amortization expense of intangible assets was $55.1 million and $10.1 million for the three months ended June 30, 2017, and June 30, 2016, respectively, and $110.3 million and $19.7 million for the six months ended June 30, 2017, and June 30, 2016, respectively. The increase in amortization expense over the prior year is primarily attributable to the addition of MillerCoors definite-lived intangible asset amortization following the completion of the Acquisition, as well as the reclassification of the Molson core brand intangible assets from indefinite to definite-lived following the completion of our annual impairment test as of October 1, 2016. This expense is primarily presented within marketing, general and administrative expenses on the unaudited condensed consolidated statements of operations.
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
Indefinite and Definite-Lived Intangibles
Regarding indefinite and definite-lived intangibles, we continuously monitor the performance of the underlying assets for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the first half of 2017.

11. Debt
Debt obligations

	As of
	June 30, 2017	December 31, 2016
	(In millions)
Long-term debt:
Senior notes(1)(2)	$11,250.4	$9,842.2
Term loans(3)	400.0	2,300.0
Other long-term debt	2.0	2.2
Less: unamortized debt discounts and debt issuance costs	(81.7)	(85.0)
Less: current portion of long-term debt	(385.6)	(671.7)
Total long-term debt	$11,185.1	$11,387.7

Short-term borrowings:
Commercial paper program(4)	$281.1	$—
Other short-term borrowings(5)	19.9	13.1
Current portion of long-term debt	385.6	671.7
Current portion of long-term debt and short-term borrowings	$686.6	$684.8

(1)
As of June 30, 2017, and December 31, 2016, our senior notes consisted of CAD senior notes of $1,851.3 million and $1,785.6 million, respectively, with maturities ranging from 2017 to 2026; USD senior notes of $7,913.7 million and $7,215.2 million, respectively, with maturities ranging from 2017 to 2046; and EUR senior notes of $1,485.4 million with maturities ranging from 2019 to 2024 and $841.4 million maturing in 2024, respectively. As of June 30, 2017, and December 31, 2016, the aggregate weighted-average effective coupon interest rates of our senior notes were 2.91% and 3.33%, respectively.

(2)
On March 15, 2017, MCBC issued approximately $1.5 billion of senior notes, consisting of $500 million 1.90% senior notes due March 15, 2019, and $500 million 2.25% senior notes due March 15, 2020 (collectively, the "2017 USD Notes") and EUR 500 million floating rate senior notes due March 15, 2019 ("2017 EUR Notes") (2017 USD Notes and 2017 EUR Notes, collectively, the "2017 Notes"). We bear quarterly interest on the 2017 EUR Notes at the rate of 0.35% + 3-month EURIBOR. These issuances resulted in total proceeds of approximately $1.5 billion, net of underwriting fees and discounts of $3.1 million and $0.7 million, respectively. Total debt issuance costs capitalized in connection with these notes, including underwriting fees, discounts and other financing related costs, were $6.1 million and are being amortized over the respective terms of the 2017 Notes. The 2017 Notes began accruing interest upon issuance, with quarterly payments due on the 2017 EUR Notes beginning June 15, 2017, and semi-annual payments due on the 2017 USD Notes beginning September 15, 2017. During the second quarter of 2017, we repaid our $300.0 million 2.0% notes using commercial paper.

In the first quarter of 2017, we entered into interest rate swaps to economically convert our fixed rate 2017 USD Notes to floating rate debt. As a result of these hedge programs, the carrying value of the $500 million 1.90% notes and $500 million 2.25% notes include adjustments of $0.3 million decreasing and $0.4 million increasing, respectively, for fair value movements attributable to the benchmark interest rate as of June 30, 2017.
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

(3)
During the first quarter of 2017, the net proceeds from the 2017 Notes were used to repay the remaining $800.0 million on our 3-year tranche term loan due 2019 and make principal payments of $700.0 million on our 5-year tranche term loan due 2021, and accordingly we accelerated the related unamortized debt issuance costs. During the second quarter of 2017, we made principal payments of $400.0 million on our 5-year tranche term loan due 2021, and accordingly we accelerated the related unamortized debt issuance costs. For the three months ended June 30, 2017, and 2016, $1.0 million and $1.9 million, respectively, was recorded to interest expense related to amortization of issuance and other financing costs associated with the term loan, including the accelerated amortization noted above of $0.9 million. For the six months ended June 30, 2017, and 2016, $5.0 million and $3.7 million respectively, was recorded to interest expense related to amortization of issuance and other financing costs associated with the term loan, including the accelerated amortization noted above of $4.6 million.

Subsequent to quarter end on July 19, 2017, we repaid the remaining $400.0 million on our 5-year tranche term loan due 2021 utilizing borrowings under our commercial paper program, thereby further reducing our available borrowings under our $1.5 billion revolving multi-credit facility as further discussed below. We accordingly recorded the remaining $0.7 million of accelerated unamortized debt issuance costs. The term loans were fully repaid as of July 19, 2017.

(4)
As of June 30, 2017, the outstanding borrowings under our commercial paper program were $281.1 million at a weighted-average effective interest rate and tenor of 1.64% and 43 days. There were no outstanding borrowings under our commercial paper program as of December 31, 2016. As noted above, in the third quarter of 2017 we repaid the remaining outstanding balance on our 5-year tranche term loan using commercial paper.

(5)
As of June 30, 2017, we had $8.2 million in bank overdrafts and $58.8 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $50.6 million. As of December 31, 2016, we had $2.6 million in bank overdrafts and $18.0 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $15.4 million. We had total outstanding borrowings of $8.8 million and $7.0 million under our two Japanese Yen ("JPY") overdraft facilities as of June 30, 2017, and December 31, 2016, respectively. In addition, we have GBP and CAD lines of credit under which we had no borrowings as of June 30, 2017, or December 31, 2016.

Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of June 30, 2017, and December 31, 2016, the fair value of our outstanding long-term debt (including the current portion of long-term debt) was approximately $11.8 billion and $12.0 billion, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.

Revolving Credit Facility
As of June 30, 2017, we had $468.9 million available to draw under our $750 million revolving multi-currency credit facility, as the borrowing capacity is reduced by borrowings under our commercial paper program, and we have no other borrowings drawn on this revolving credit facility. As of December 31, 2016, we had $750 million available to draw under this facility as there were no outstanding borrowings on the revolving credit facility nor was there any outstanding commercial paper.
On July 7, 2017, we entered into a 5-year, $1.5 billion revolving multi-currency credit facility, which provides a $150 million sub-facility available for the issuance of letters of credit. This $1.5 billion revolving credit facility replaced our existing $750 million revolving credit facility, which would have matured in the second quarter of 2019. In connection with the new revolving credit facility, we increased the size of our existing commercial paper program to a maximum aggregate amount outstanding at any time of $1.5 billion. Concurrent with the transactions, in the third quarter of 2017, we incurred $3.4 million of issuance costs related to the $1.5 billion revolving credit facility, which are being amortized over the term of the agreement, and recognized approximately $0.4 million of accelerated unamortized fees related to the termination of the pre-existing facility.
Additionally, under the new $1.5 billion revolving credit facility, the maximum leverage ratio has changed from 5.75x debt to EBITDA, with a decline to 3.75x debt to EBITDA in the fourth year following the closing of the Acquisition, to a maximum leverage ratio of 5.75x debt to EBITDA, with a decline to 4.00x debt to EBITDA as of the last day of the fiscal quarter ending December 31, 2020.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include customary events of default and specified representations and warranties and covenants, including, among other things, covenants that restrict our ability to incur certain additional priority indebtedness, create or permit liens on assets, or engage in mergers or consolidations. As of June 30, 2017, we were in compliance with all of these restrictions and have met all debt payment obligations. All of our outstanding senior notes as of June 30, 2017, rank pari-passu.

12. Inventories

	As of
	June 30, 2017	December 31, 2016
	(In millions)
Finished goods	$267.7	$213.8
Work in process	88.9	81.6
Raw materials	220.7	238.5
Packaging materials	56.4	58.8
Inventories, net	$633.7	$592.7

13. Accumulated Other Comprehensive Income (Loss) ("AOCI")

	MCBC shareholders
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2016	$(994.1)	$21.2	$(502.7)	$(69.9)	$(1,545.5)
Foreign currency translation adjustments	367.8	—	—	—	367.8
Unrealized gain (loss) on derivative and non-derivative financial instruments	—	(121.2)	—	—	(121.2)
Reclassification of derivative (gain) loss to income	—	(0.7)	—	—	(0.7)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	10.2	—	10.2
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	2.8	2.8
Tax benefit (expense)	22.7	44.3	(1.9)	(0.8)	64.3
As of June 30, 2017	$(603.6)	$(56.4)	$(494.4)	$(67.9)	$(1,222.3)

Reclassifications from AOCI to income:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	Reclassifications from AOCI				Location of gain (loss) recognized in income
	(In millions)
Gain/(loss) on cash flow hedges:
Forward starting interest rate swaps	$(0.9)	$(1.0)	$(1.9)	$(1.9)	Interest expense, net
Foreign currency forwards	(1.2)	(2.1)	(2.1)	(4.0)	Other income (expense), net
Foreign currency forwards	2.8	3.9	4.7	9.3	Cost of goods sold
Total income (loss) reclassified, before tax	0.7	0.8	0.7	3.4
Income tax benefit (expense)	(0.3)	(0.1)	(0.3)	(0.3)
Net income (loss) reclassified, net of tax	$0.4	$0.7	$0.4	$3.1

Amortization of defined benefit pension and other postretirement benefit plan items:
Prior service benefit (cost)	$(0.1)	$(0.1)	$(0.3)	$(0.3)	(1)
Curtailment and net actuarial gain (loss)	(7.8)	(7.9)	(9.9)	(15.6)	(1)
Total income (loss) reclassified, before tax	(7.9)	(8.0)	(10.2)	(15.9)
Income tax benefit (expense)	1.2	1.0	1.9	1.9
Net income (loss) reclassified, net of tax	$(6.7)	$(7.0)	$(8.3)	$(14.0)

Total income (loss) reclassified, net of tax	$(6.3)	$(6.3)	$(7.9)	$(10.9)

(1)	These components of AOCI are included in the computation of net periodic pension and other postretirement benefit cost. See Note 15, "Pension and Other Postretirement Benefits" for additional details.

14. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented in Notes 1 and 16 of the Notes included in our Annual Report and did not significantly change during the first half of 2017. As noted in Note 16 of the Notes included in our Annual Report, due to the nature of our counterparty agreements, and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and, therefore, present our derivative positions on a gross basis in our unaudited condensed consolidated balance sheets. Except as noted below, our significant derivative positions have not changed considerably since year-end.
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
Net Investment Hedges
On March 15, 2017, we issued an aggregate of EUR 500 million (approximately $530 million at issuance), three-month EURIBOR floating rate senior notes due March 15, 2019. We simultaneously designated the principal of the 2017 EUR Notes as a net investment hedge of our investment in our Europe business in order to hedge a portion of the foreign currency translational impacts and, accordingly, will record changes in the carrying value of the 2017 EUR Notes due to fluctuations in the spot rate to AOCI. See Note 11, "Debt" for further discussion.
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

Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk, as appropriate. The table below summarizes our derivative assets and liabilities that were measured at fair value as of June 30, 2017, and December 31, 2016.

		Fair value measurements as of June 30, 2017
	Total at June 30, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Interest rate swaps	$0.1	$—	$0.1	$—
Foreign currency forwards	(2.5)	—	(2.5)	—
Commodity swaps	30.1	—	30.1	—
Total	$27.7	$—	$27.7	$—

		Fair value measurements as of December 31, 2016
	Total at December 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Foreign currency forwards	$14.4	$—	$14.4	$—
Commodity swaps	(18.1)	—	(18.1)	—
Total	$(3.7)	$—	$(3.7)	$—

As of June 30, 2017, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the three and six months ended June 30, 2017, were all included in Level 2.
Results of Period Derivative Activity
The tables below include the year-to-date results of our derivative activity in the unaudited condensed consolidated balance sheets as of June 30, 2017, and December 31, 2016, and the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2017, and June 30, 2016.
Fair Value of Derivative Instruments in the Unaudited Condensed Consolidated Balance Sheets (in millions):

	June 30, 2017
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate swaps	$1,000.0	Other current assets	$—	Accounts payable and other current liabilities	$—
		Other non-current assets	0.4	Other liabilities	(0.3)
Foreign currency forwards	$317.2	Other current assets	2.9	Accounts payable and other current liabilities	(2.2)
		Other non-current assets	—	Other liabilities	(3.2)
Total derivatives designated as hedging instruments			$3.3		$(5.7)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$687.8	Other current assets	$21.9	Accounts payable and other current liabilities	$(12.4)
		Other non-current assets	27.8	Other liabilities	(7.2)
Commodity Options(1)	$13.6	Other current assets	0.1	Accounts payable and other current liabilities	(0.1)
		Other non-current assets	0.1	Other liabilities	(0.1)
Total derivatives not designated as hedging instruments			$49.9		$(19.8)

	December 31, 2016
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Foreign currency forwards	$329.4	Other current assets	$12.0	Accounts payable and other current liabilities	$(0.3)
		Other non-current assets	3.3	Other liabilities	(0.6)
Total derivatives designated as hedging instruments			$15.3		$(0.9)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$791.4	Other current assets	$11.8	Accounts payable and other current liabilities	$(23.3)
		Other non-current assets	12.6	Other liabilities	(19.2)
Commodity options(1)	$13.6	Other current and non-current assets	—	Accounts payable and other current liabilities and other liabilities	—
Total derivatives not designated as hedging instruments			$24.4		$(42.5)

(1)	Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.
The Pretax Effect of Derivative Instruments on the Unaudited Condensed Consolidated Statements of Operations (in millions):

For the Three Months Ended June 30, 2017
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(0.9)	Interest expense, net	$—
Foreign currency forwards	(8.4)	Other income (expense), net	(1.2)	Other income (expense), net	—
		Cost of goods sold	2.8	Cost of goods sold	—
Total	$(8.4)		$0.7		$—

For the Three Months Ended June 30, 2017
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$(61.9)	Other income (expense), net	$—	Other income (expense), net	$—
EUR 500 million notes due 2019	(38.7)	Other income (expense), net	—	Other income (expense), net	—
Total	$(100.6)		$—		$—

For the Three Months Ended June 30, 2017
Derivatives in fair value hedge relationships	Amount of gain (loss) recognized in income on derivative	Location of gain (loss)recognized in income
Interest rate swaps	$0.4	Interest expense, net
Total	$0.4

For the Three Months Ended June 30, 2016
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(1.0)	Interest expense, net	$—
Foreign currency forwards	(7.6)	Other income (expense), net	(2.1)	Other income (expense), net	—
		Cost of goods sold	3.9	Cost of goods sold	—
Total	$(7.6)		$0.8		$—

For the Six Months Ended June 30, 2017
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(1.9)	Interest expense, net	$—
Foreign currency forwards	(13.9)	Other income (expense), net	(2.1)	Other income (expense), net	—
		Cost of goods sold	4.7	Cost of goods sold	—
Total	$(13.9)		$0.7		$—

For the Six Months Ended June 30, 2017
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
EUR 800.0 million notes due 2024	$(72.7)	Other income (expense), net	$—	Other income (expense), net	$—
EUR 500 million notes due 2019	(34.6)	Other income (expense), net	—	Other income (expense), net	—
Total	$(107.3)		$—		$—

For the Six Months Ended June 30, 2017
Derivatives in fair value hedge relationships	Amount of gain (loss) recognized in income on derivative	Location of gain (loss)recognized in income
Interest rate swaps	$0.1	Interest expense, net
Total	$0.1

For the Six Months Ended June 30, 2016
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(1.9)	Interest expense, net	$—
Foreign currency forwards	(29.2)	Other income (expense), net	(4.0)	Other income (expense), net	—
		Cost of goods sold	9.3	Cost of goods sold	—
Total	$(29.2)		$3.4		$—

We expect net gains of approximately $2 million (pretax) recorded in AOCI at June 30, 2017, will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged at June 30, 2017, is approximately three years.
Other Derivatives (in millions):

For the Three Months Ended June 30, 2017
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(17.7)
Total		$(17.7)

For the Three Months Ended June 30, 2016
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$9.7
Foreign currency forwards	Other income (expense), net	(12.1)
Swaptions	Interest expense, net	(15.3)
Total		$(17.7)

For the Six Months Ended June 30, 2017
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$48.0
Foreign currency forwards	Other income (expense), net	(8.3)
Total		$39.7

For the Six Months Ended June 30, 2016
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$8.1
Foreign currency forwards	Other income (expense), net	(12.2)
Swaptions	Interest expense, net	(36.4)
Total		$(40.5)
Higher commodity prices towards the end of the first quarter drove the total gain recognized in income related to commodity swaps for the six months ended June 30, 2017. Commodity prices specific to the items we hedge have since flattened out, driving the loss recognized during the second quarter of 2017.
15. Pension and Other Postretirement Benefits ("OPEB")

	For the Three Months Ended
	June 30, 2017			June 30, 2016
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net periodic pension and OPEB cost (benefit):
Service cost	$1.9	$2.8	$4.7	$2.0	$0.6	$2.6
Interest cost	50.8	7.6	58.4	32.6	1.6	34.2
Expected return on plan assets	(66.8)	—	(66.8)	(40.5)	—	(40.5)
Amortization of prior service cost (benefit)	0.1	—	0.1	0.2	(0.1)	0.1
Amortization of net actuarial loss (gain)	7.8	—	7.8	7.9	—	7.9
Less: expected participant contributions	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Net periodic pension and OPEB cost (benefit)	$(6.3)	$10.4	$4.1	$2.0	$2.1	$4.1

	For the Six Months Ended
	June 30, 2017			June 30, 2016
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net periodic pension and OPEB cost (benefit):
Service cost	$3.7	$5.4	$9.1	$3.8	$1.2	$5.0
Interest cost	102.3	15.2	117.5	64.5	2.9	67.4
Expected return on plan assets	(132.9)	0.1	(132.8)	(80.0)	—	(80.0)
Amortization of prior service cost (benefit)	0.3	—	0.3	0.4	(0.1)	0.3
Amortization of net actuarial loss (gain)	12.8	—	12.8	15.6	—	15.6
Curtailment (gain)	—	(2.9)	(2.9)	—	—	—
Less: expected participant contributions	(0.3)	—	(0.3)	(0.3)	—	(0.3)
Net periodic pension and OPEB cost (benefit)	$(14.1)	$17.8	$3.7	$4.0	$4.0	$8.0
During the six months ended June 30, 2017, employer contributions to the defined benefit pension plans were approximately $72 million. Total 2017 employer contributions to the defined benefit plans are expected to be approximately $300 million to $320 million, based on foreign exchange rates as of June 30, 2017. This includes a $200 million discretionary contribution to the MillerCoors pension plan, which we plan to make in the third quarter of 2017.
MillerCoors' pension and OPEB expenses are not included in the three and six months ended June 30, 2016, as prior to the completion of the Acquisition on October 11, 2016, MillerCoors' pension and OPEB expenses were reported as equity income in MillerCoors in the unaudited condensed consolidated statements of operations. BRI and BDL contributions to their defined benefit pension plans are not included above, as they are not consolidated in our financial statements.
16. Commitments and Contingencies
Discontinued Operations
Kaiser
In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In addition, we provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. The discontinued operations balances within the current and non-current liabilities of our unaudited condensed consolidated balance sheets consist entirely of our estimates of these liabilities. These liabilities are denominated in Brazilian Reais and are therefore subject to foreign exchange gains or losses, which are recognized in the discontinued operations section of the unaudited condensed consolidated statements of operations. There have been no changes in the underlying liabilities since December 31, 2016; therefore, all changes in the current and non-current liabilities of discontinued operations during the first half of 2017 are due to fluctuations in foreign exchange rates from December 31, 2016, to June 30, 2017. During the three months ended June 30, 2017, and June 30, 2016, we recognized unrealized foreign exchange gains of $1.6 million and losses of $1.8 million, respectively, from discontinued operations associated with foreign exchange movements related to indemnities we provided to FEMSA, and during the six months ended June 30, 2017, and June 30, 2016, we recognized gains of $1.0 million and losses of $2.3 million, respectively. Our exposure related to the tax, civil and labor indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. Separately, the maximum potential claims amount remaining for the purchased tax credits was $105.8 million, based on foreign exchange rates as of June 30, 2017.
Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have been recorded to date, and additional future adjustments may be required.
Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of June 30, 2017, and December 31, 2016, the unaudited condensed consolidated balance sheets include liabilities related to these guarantees of $49.4 million and $36.1 million, respectively, primarily related to the guarantee of the indebtedness of our equity method investments. See Note 4, "Acquisition and Investments" for further detail.
Litigation, Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have accrued an aggregate of $20.2 million as of June 30, 2017, and $27.7 million as of December 31, 2016. While we cannot predict the eventual aggregate cost for environmental and related matters in which we are currently involved, we believe adequate reserves have been provided for losses that are probable and estimable. Further, we believe that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to our results from operations, cash flows or our financial or competitive position. Additionally, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated financial statements, except as noted below.
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
Each year since 2014, we received assessments from a local country regulatory authority related to indirect tax calculations in our Europe operations. The aggregate amount of the assessments received through the second quarter of 2017 was approximately $141 million based on foreign exchange rates at June 30, 2017. Since their issuance, we have challenged the validity of these assessments and defended our position regarding our method of calculation, including by following the required regulatory procedures in order to proceed with an appeal of the assessments. During the fourth quarter of 2016, following discussions with the regulatory authority and consideration of existing facts and circumstances at that time, we concluded that a portion of this estimated range of loss was deemed probable. As a result, we recorded a charge of approximately $50 million within the excise taxes line item on the consolidated statement of operations for the year ended December 31, 2016. During the first quarter of 2017, a local jurisdictional court heard evidence in this matter and subsequently ruled in our favor in April 2017. Based on this favorable ruling, we released this provision in the first quarter of 2017 as we no longer deemed this loss probable. This resulted in a benefit of approximately $50 million, recorded within the excise taxes line item on the unaudited consolidated statement of operations during the quarter ended March, 31, 2017. During the second quarter of 2017, we received formal confirmation from the regulatory authority that they would not appeal the local jurisdictional court ruling, and the regulatory authority has since withdrawn its assessments. As a result, we believe this dispute is fully resolved.
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
The assumptions used are as follows:

•	trust management costs are included in projections with regard to the $120 million threshold, but are expensed only as incurred;

•	income taxes, which we believe are not an included cost, are excluded from projections with regard to the $120 million threshold;

•	a 2.5% inflation rate for future costs; and

•	certain operations and maintenance costs were discounted using a 2.58% risk-free rate of return.
Based on these assumptions, the present value and gross amount of the costs at June 30, 2017, are approximately $3 million and $6 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.
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
Other
In prior years, we were notified by the EPA and certain state environmental divisions that we are a PRP, along with other parties, at the East Rutherford and Berry's Creek sites in New Jersey and the Chamblee site in Georgia. Certain former non-beer business operations, which we discontinued use of and subsequently sold, were involved at these sites. Potential losses associated with these sites could increase as remediation planning progresses.
We are aware of groundwater contamination at some of our properties in Colorado resulting from historical, ongoing, or nearby activities. There may also be other contamination of which we are currently unaware.
Europe and International
We are subject to the requirements of governmental and local environmental and occupational health and safety laws and regulations within each of the countries in which we operate. Compliance with these laws and regulations did not materially affect our capital expenditures, results of operations or our financial or competitive position for the second quarter and first half of 2017, and we do not anticipate that they will do so during the remainder of the year.

17. Supplemental Guarantor Information
For purposes of this Note 17, including the tables, "Parent Issuer" shall mean MCBC. "Subsidiary Guarantors" shall mean certain Canadian and U.S. subsidiaries reflecting the substantial operations of each of our Canada and U.S. segments.
SEC Registered Securities
On May 3, 2012, MCBC issued $1.9 billion of senior notes, in a registered public offering, consisting of $300 million 2.0% senior notes due 2017 (subsequently repaid in the second quarter of 2017, see Note 11, "Debt" for further details), $500 million 3.5% senior notes due 2022, and $1.1 billion 5.0% senior notes due 2042. Additionally, on July 7, 2016, MCBC issued $500 million 1.45% senior notes due 2019, $1.0 billion 2.10% senior notes due 2021, $2.0 billion 3.0% senior notes due 2026, $1.8 billion 4.2% senior notes due 2046 and EUR $800.0 million 1.25% senior notes due 2024, in a registered public offering. "Parent Issuer" in the below tables is specifically referring to MCBC in its capacity as the issuer of these 2012 and 2016 issuances. These senior notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. Each of the Subsidiary Guarantors is 100% owned by the Parent Issuer. The guarantees are full and unconditional and joint and several.
None of our other outstanding debt is registered with the SEC, and such other outstanding debt is guaranteed on a senior unsecured basis by the Parent and/or Subsidiary Guarantors. These guarantees are full and unconditional and joint and several. See Note 11, "Debt" for details of all debt issued and outstanding as of June 30, 2017.
Presentation
The following information sets forth the unaudited condensed consolidating statements of operations for the three and six months ended June 30, 2017, and June 30, 2016, unaudited condensed consolidating balance sheets as of June 30, 2017, and December 31, 2016, and unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2017, and June 30, 2016. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Issuer and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2017
(IN MILLIONS)
(UNAUDITED)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$8.3	$2,954.1	$973.2	$(142.5)	$3,793.1
Excise taxes	—	(411.5)	(290.3)	—	(701.8)
Net sales	8.3	2,542.6	682.9	(142.5)	3,091.3
Cost of goods sold	(1.0)	(1,423.9)	(461.8)	130.6	(1,756.1)
Gross profit	7.3	1,118.7	221.1	(11.9)	1,335.2
Marketing, general and administrative expenses	(68.2)	(558.7)	(166.2)	11.9	(781.2)
Special items, net	(0.3)	(13.7)	(2.5)	—	(16.5)
Equity income (loss) in subsidiaries	434.0	(138.0)	61.3	(357.3)	—
Operating income (loss)	372.8	408.3	113.7	(357.3)	537.5
Interest income (expense), net	(74.4)	60.3	(75.1)	—	(89.2)
Other income (expense), net	—	94.9	(93.4)	—	1.5
Income (loss) from continuing operations before income taxes	298.4	563.5	(54.8)	(357.3)	449.8
Income tax benefit (expense)	24.9	(129.7)	(18.2)	—	(123.0)
Net income (loss) from continuing operations	323.3	433.8	(73.0)	(357.3)	326.8
Income (loss) from discontinued operations, net of tax	—	—	1.6	—	1.6
Net income (loss) including noncontrolling interests	323.3	433.8	(71.4)	(357.3)	328.4
Net (income) loss attributable to noncontrolling interests	—	—	(5.1)	—	(5.1)
Net income (loss) attributable to MCBC	$323.3	$433.8	$(76.5)	$(357.3)	$323.3
Comprehensive income (loss) attributable to MCBC	$571.2	$725.7	$87.0	$(812.7)	$571.2

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(IN MILLIONS)
(UNAUDITED)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$15.3	$5,330.7	$1,623.2	$(262.3)	$6,706.9
Excise taxes	—	(737.2)	(429.7)	—	(1,166.9)
Net sales	15.3	4,593.5	1,193.5	(262.3)	5,540.0
Cost of goods sold	(1.0)	(2,566.9)	(801.2)	240.1	(3,129.0)
Gross profit	14.3	2,026.6	392.3	(22.2)	2,411.0
Marketing, general and administrative expenses	(135.9)	(1,056.3)	(314.0)	22.2	(1,484.0)
Special items, net	(0.8)	(14.4)	(5.1)	—	(20.3)
Equity income (loss) in subsidiaries	772.8	(216.1)	80.3	(637.0)	—
Operating income (loss)	650.4	739.8	153.5	(637.0)	906.7
Interest income (expense), net	(155.5)	119.2	(149.5)	—	(185.8)
Other income (expense), net	(8.2)	111.6	(101.5)	—	1.9
Income (loss) from continuing operations before income taxes	486.7	970.6	(97.5)	(637.0)	722.8
Income tax benefit (expense)	37.9	(197.8)	(27.7)	—	(187.6)
Net income (loss) from continuing operations	524.6	772.8	(125.2)	(637.0)	535.2
Income (loss) from discontinued operations, net of tax	—	—	1.0	—	1.0
Net income (loss) including noncontrolling interests	524.6	772.8	(124.2)	(637.0)	536.2
Net (income) loss attributable to noncontrolling interests	—	—	(11.6)	—	(11.6)
Net income (loss) attributable to MCBC	$524.6	$772.8	$(135.8)	$(637.0)	$524.6
Comprehensive income attributable to MCBC	$847.8	$1,138.6	$73.2	$(1,211.8)	$847.8

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(IN MILLIONS)
(UNAUDITED)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$13.5	$966.0	$1,445.4	$(67.1)	$2,357.8
Excise taxes	—	(215.8)	(498.6)	—	(714.4)
Net sales	13.5	750.2	946.8	(67.1)	1,643.4
Cost of goods sold	—	(406.6)	(622.8)	53.2	(976.2)
Gross profit	13.5	343.6	324.0	(13.9)	667.2
Marketing, general and administrative expenses	(98.1)	(183.8)	(296.5)	13.9	(564.5)
Special items, net	—	107.9	(33.8)	—	74.1
Equity income (loss) in subsidiaries	444.3	(204.3)	237.2	(477.2)	—
Equity income in MillerCoors	—	334.3	—	—	334.3
Operating income (loss)	359.7	397.7	230.9	(477.2)	511.1
Interest income (expense), net	(72.7)	140.8	(155.9)	—	(87.8)
Other income (expense), net	(40.3)	(4.1)	(1.3)	—	(45.7)
Income (loss) from continuing operations before income taxes	246.7	534.4	73.7	(477.2)	377.6
Income tax benefit (expense)	88.3	(173.3)	47.1	—	(37.9)
Net income (loss) from continuing operations	335.0	361.1	120.8	(477.2)	339.7
Income (loss) from discontinued operations, net of tax	—	—	(2.3)	—	(2.3)
Net income (loss) including noncontrolling interests	335.0	361.1	118.5	(477.2)	337.4
Net (income) loss attributable to noncontrolling interests	—	—	(2.4)	—	(2.4)
Net income (loss) attributable to MCBC	$335.0	$361.1	$116.1	$(477.2)	$335.0
Comprehensive income attributable to MCBC	$456.0	$455.2	$(1.0)	$(454.2)	$456.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2017
(IN MILLIONS)
(UNAUDITED)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$71.4	$109.3	$322.2	$—	$502.9
Accounts receivable, net	—	536.5	426.4	—	962.9
Other receivables, net	10.9	61.6	41.3	—	113.8
Inventories, net	—	481.6	152.1	—	633.7
Other current assets, net	6.6	197.0	72.1	—	275.7
Intercompany accounts receivable	—	1,893.9	65.3	(1,959.2)	—
Total current assets	88.9	3,279.9	1,079.4	(1,959.2)	2,489.0
Properties, net	24.7	3,459.1	1,101.4	—	4,585.2
Goodwill	—	6,674.6	1,716.6	—	8,391.2
Other intangibles, net	9.0	12,188.1	2,002.5	—	14,199.6
Net investment in and advances to subsidiaries	23,716.5	3,466.1	4,529.8	(31,712.4)	—
Other assets	90.0	178.4	220.2	(35.0)	453.6
Total assets	$23,929.1	$29,246.2	$10,649.9	$(33,706.6)	$30,118.6
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$168.5	$1,547.9	$900.2	$—	$2,616.6
Current portion of long-term debt and short-term borrowings	281.1	385.5	20.0	—	686.6
Discontinued operations	—	—	4.9	—	4.9
Intercompany accounts payable	1,646.0	145.3	167.9	(1,959.2)	—
Total current liabilities	2,095.6	2,078.7	1,093.0	(1,959.2)	3,308.1
Long-term debt	9,724.4	1,460.7	—	—	11,185.1
Pension and postretirement benefits	2.7	1,108.2	13.9	—	1,124.8
Deferred tax liabilities	—	1,073.4	826.8	(35.0)	1,865.2
Other liabilities	11.6	210.9	94.7	—	317.2
Discontinued operations	—	—	12.4	—	12.4
Intercompany notes payable	—	1,360.7	6,223.7	(7,584.4)	—
Total liabilities	11,834.3	7,292.6	8,264.5	(9,578.6)	17,812.8
MCBC stockholders' equity	12,095.9	28,176.2	3,536.2	(31,712.4)	12,095.9
Intercompany notes receivable	(1.1)	(6,222.6)	(1,360.7)	7,584.4	—
Total stockholders' equity	12,094.8	21,953.6	2,175.5	(24,128.0)	12,095.9
Noncontrolling interests	—	—	209.9	—	209.9
Total equity	12,094.8	21,953.6	2,385.4	(24,128.0)	12,305.8
Total liabilities and equity	$23,929.1	$29,246.2	$10,649.9	$(33,706.6)	$30,118.6

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(IN MILLIONS)
(UNAUDITED)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$496.0	$471.3	$111.8	$(260.6)	$818.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(10.3)	(275.3)	(68.4)	—	(354.0)
Proceeds from sales of properties and other assets	—	2.2	43.9	—	46.1
Other	—	—	6.0	—	6.0
Net intercompany investing activity	—	(70.8)	—	70.8	—
Net cash provided by (used in) investing activities	(10.3)	(343.9)	(18.5)	70.8	(301.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	1.1	—	—	—	1.1
Dividends paid	(161.8)	(150.5)	(124.9)	260.6	(176.6)
Debt issuance costs	(4.6)	—	—	—	(4.6)
Payments on debt and borrowings	(2,200.0)	—	(1.5)	—	(2,201.5)
Proceeds on debt and borrowings	1,536.0	—	—	—	1,536.0
Net proceeds from (payments on) revolving credit facilities and commercial paper	280.3	—	1.7	—	282.0
Change in overdraft balances and other	(12.6)	(10.6)	(6.4)	—	(29.6)
Net intercompany financing activity	—	—	70.8	(70.8)	—
Net cash provided by (used in) financing activities	(561.6)	(161.1)	(60.3)	189.8	(593.2)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(75.9)	(33.7)	33.0	—	(76.6)
Effect of foreign exchange rate changes on cash and cash equivalents	—	1.5	17.1	—	18.6
Balance at beginning of year	147.3	141.5	272.1	—	560.9
Balance at end of period	$71.4	$109.3	$322.2	$—	$502.9

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(IN MILLIONS)
(UNAUDITED)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$185.4	$92.8	$44.5	$(40.3)	$282.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(10.2)	(35.9)	(75.5)	—	(121.6)
Proceeds from sales of properties and other assets	—	142.1	2.5	—	144.6
Investment in MillerCoors	—	(810.6)	—	—	(810.6)
Return of capital from MillerCoors	—	731.1	—	—	731.1
Other	0.9	1.3	(6.3)	—	(4.1)
Net intercompany investing activity	(1.1)	(39.7)	(0.9)	41.7	—
Net cash provided by (used in) investing activities	(10.4)	(11.7)	(80.2)	41.7	(60.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	2,525.9	—	—	—	2,525.9
Exercise of stock options under equity compensation plans	5.4	—	—	—	5.4
Dividends paid	(161.1)	(40.3)	(15.4)	40.3	(176.5)
Debt issuance costs	(15.0)	—	—	—	(15.0)
Payments on debt and borrowings	—	—	(17.9)	—	(17.9)
Proceeds on debt and borrowings	—	—	31.7	—	31.7
Net proceeds from (payments on) revolving credit facilities and commercial paper	—	—	2.5	—	2.5
Change in overdraft balances and other	(14.0)	—	(3.5)	—	(17.5)
Net intercompany financing activity	—	2.0	39.7	(41.7)	—
Net cash provided by (used in) financing activities	2,341.2	(38.3)	37.1	(1.4)	2,338.6
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	2,516.2	42.8	1.4	—	2,560.4
Effect of foreign exchange rate changes on cash and cash equivalents	—	3.9	(4.9)	—	(1.0)
Balance at beginning of year	146.4	106.2	178.3	—	430.9
Balance at end of period	$2,662.6	$152.9	$174.8	$—	$2,990.3

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in this Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 ("Annual Report"), as well as our unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q. Due to the seasonality of our operating results, quarterly financial results are not an appropriate basis from which to project annual results.
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments and Corporate. Our reporting segments include: MillerCoors LLC ("MillerCoors" or U.S. segment), operating in the United States ("U.S."); Molson Coors Canada ("MCC" or Canada segment), operating in Canada; Molson Coors Europe (Europe segment), operating in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, Republic of Ireland, Romania, Serbia, the United Kingdom ("U.K.") and various other European countries; and Molson Coors International ("MCI" or International segment), operating in various other countries.
For 2016, the unaudited condensed consolidated statement of operations includes MillerCoors' results of operations for the period from January 1, 2016, to October 10, 2016, on the equity method basis of accounting reflecting our 42% economic interest, and from October 11, 2016, to December 31, 2016, on a consolidated basis reflecting our 100% ownership. Additionally, our unaudited condensed consolidated balance sheets as of June 30, 2017, and December 31, 2016, includes our acquired assets and liabilities, which were recorded at their respective preliminary acquisition-date fair values upon completion of the Acquisition as defined below. Where indicated, we have reflected unaudited pro forma financial information for 2016 which gives effect to the Acquisition and the related financing as if they were completed on January 1, 2016, the first day of fiscal year 2016.
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
Summary of Consolidated Results of Operations
The following table highlights summarized components of our unaudited condensed consolidated statements of operations and unaudited pro forma financial information for the three and six months ended June 30, 2017, and June 30, 2016. See Part I-Item 1. Financial Statements for additional details of our U.S. GAAP results.
We have presented unaudited pro forma financial information to enhance comparability of financial information between periods. The unaudited pro forma financial information is based on the historical consolidated financial statements of MCBC and MillerCoors, both prepared in accordance with U.S. GAAP, and gives effect to the Acquisition and the completed financing as if they were completed on January 1, 2016. Pro forma adjustments are based on items that are factually supportable, are directly attributable to the Acquisition or the related completed financing, and are expected to have a continuing impact on MCBC's results of operations. Any nonrecurring items directly attributable to the Acquisition or the related completed financing are excluded in the unaudited pro forma statements of operations. The unaudited pro forma financial information does not include adjustments for costs related to integration activities following the completion of the Acquisition, cost savings or synergies that have been or may be achieved by the combined businesses. The unaudited pro forma financial information is presented for illustrative purposes only and does not necessarily reflect the results of operations of MCBC that actually would have resulted had the Acquisition and related financing occurred at the date indicated, or project the results of operations of MCBC for any future dates or periods. See "Unaudited Pro Forma Financial Information" below for details of pro forma adjustments.

	Three Months Ended				Six Months Ended
	June 30, 2017	June 30, 2016		Pro Forma Change	June 30, 2017	June 30, 2016		Pro Forma Change
	As Reported	As Reported	Pro Forma		As Reported	As Reported	Pro Forma
	(In millions, except percentages and per share data)
Financial volume in hectoliters(1)	28.340	9.377	28.455	(0.4)%	50.218	15.707	50.971	(1.5)%
Net sales	$3,091.3	$986.2	$3,109.2	(0.6)%	$5,540.0	$1,643.4	$5,570.6	(0.5)%
Net income (loss) attributable to MCBC from continuing operations	$321.7	$174.1	$309.3	4.0%	$523.6	$337.3	$566.7	(7.6)%
Net income (loss) attributable to MCBC per diluted share from continuing operations	$1.49	$0.81	$1.43	4.2%	$2.42	$1.60	$2.62	(7.6)%

(1)
Historical financial volumes have been recast to reflect the impacts of aligning policies on reporting financial volumes as a result of the Acquisition. See "Worldwide Brand Volume" below for further details.

Second Quarter 2017 Financial Highlights
On an as reported basis - During the second quarter of 2017, we recognized net income from continuing operations attributable to MCBC of $321.7 million, or $1.49 per diluted share, representing an increase of $147.6 million versus the prior year. Net sales of approximately $3.1 billion in the second quarter of 2017 increased from $986.2 million in the prior year. The increases in net income from continuing operations attributable to MCBC and net sales were primarily driven by the Acquisition.

On a pro forma basis - During the second quarter of 2017, net income from continuing operations attributable to MCBC increased 4.0% compared to the prior year pro forma figures as a result of increased brand volume, higher positive pricing and mix, as well as cost savings and lower marketing spend, partially offset by higher unrealized mark-to-market losses.
During the second quarter of 2017, we continued to focus on building our brand strength and transforming our portfolio toward the above premium, flavored malt beverages, craft and cider segments. Further, we continued to focus on generating higher returns on our invested capital, managing our working capital and delivering a greater return on investment for our shareholders. Additionally, during the first half of 2017, we issued the 2017 Notes (as defined below) and repaid a large portion of our term loans, and in the third quarter of 2017, we fully repaid the remaining term loans, all of which will generate future interest savings and will contribute to our deleveraging commitments.
Regional financial highlights:

•
In the U.S., MillerCoors income from continuing operations before income taxes was $484.7 million compared to $436.3 million (of which we reported our respective 42% economic interest prior to the Acquisition) on a reported basis in the prior year due to lower special charges related to the Eden brewery closure, lower marketing, general and administrative spend, higher net pricing, positive sales mix and cost savings. Income from continuing operations increased 15.9% compared to prior year pro forma figures due to the same factors.

•
In our Canada segment, income from continuing operations before income taxes decreased by 22.4% to $68.7 million in the second quarter of 2017, compared to the prior year, primarily due to domestic volume declines, incremental brand amortization and increased cost of goods sold, partially offset by positive pricing and mix.

•
In our Europe segment, income from continuing operations before income taxes increased by 24.2% to $73.3 million in the second quarter of 2017, compared to the prior year, primarily due to the change in segment reporting of European license and export markets, which were previously presented within our International segment, the addition of the Miller brands, strong volume performance, positive sales mix and pricing, as well as lower brand investments compared to prior year.

•
Our International segment reported a loss from continuing operations before income taxes of $7.7 million in the second quarter of 2017, compared to a loss from continuing operations before income taxes of $33.4 million in the prior year, primarily driven by higher special charges recorded as a result of the $30.8 million impairment of certain tangible and intangible assets resulting from the enactment of total alcohol prohibition in the state of Bihar, India, during the second quarter of 2016.

See "Results of Operations" below for further analysis of our segment results.
Core brand highlights:

•	Carling volume in Europe decreased by 2.6% during the second quarter of 2017, versus the second quarter of 2016, which broadly held its share in the mainstream lager market.

•
Coors Light global brand volume decreased during the second quarter of 2017 by 2.2% versus the second quarter of 2016. The overall volume decrease in the second quarter of 2017 was driven by lower brand volume in the U.S. and Canada, slightly offset by strong growth in Europe and International. Volumes in the U.S. were lower than prior year and slightly lower than the overall U.S. industry. The declines in Canada are the result of overall weak industry performance along with ongoing competitive pressures in Quebec and Ontario and a continued shift in consumer preference to value brands in the West.

•
Miller Lite volume increased 3.2% during the second quarter of 2017 versus prior year primarily due to its addition to the Canada and International segments as a result of the Acquisition. This is slightly offset by a decrease in the U.S., however, it gained share of the U.S. premium light segment for the eleventh consecutive quarter.

•
Molson Canadian volume in Canada decreased by 5.5% during the second quarter of 2017 versus the prior year, primarily driven by overall weak industry conditions and competitive pressures in the West and Ontario.

•
Staropramen volume, including royalty volume, increased 6.0% during the second quarter of 2017, versus the second quarter of 2016, driven by higher volumes outside of the brand's primary market as well as in the Czech Republic.

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
Worldwide brand volume (or "brand volume" when discussed by segment) reflects owned brands sold to unrelated external customers within our geographic markets, net of returns and allowances, royalty volume, an adjustment from STWs to STRs and our proportionate share of equity investment brand volume calculated consistently with MCBC owned volume. Contract brewing and wholesaler volume is removed from worldwide brand volume as this is non-owned volume for which we do not directly control performance. We believe this definition of worldwide brand volume more closely aligns with how we measure the performance of our owned brands within the markets in which they are sold. Financial volume represents owned brands sold to unrelated external customers within our geographical markets, net of returns and allowances as well as contract brewing, wholesale non-owned brand volume and company-owned distribution volume. Royalty volume consists of our brands produced and sold by third parties under various license and contract-brewing agreements and because this is owned volume, it is included in worldwide brand volume. The adjustment from STWs to STRs provides the closest indication of the performance of our owned brands in relation to market and competitor sales trends, as it reflects sales volume one step closer to the end consumer and generally means sales from our wholesalers or our company to retailers. Equity investment worldwide brand volume represents our ownership percentage share of volume in our subsidiaries accounted for under the equity method, consisting of MillerCoors prior to the completion of the Acquisition on October 11, 2016. See Part I—Item 1. Financial Statements, Note 4, "Acquisition and Investments" of the Notes to the Unaudited Condensed Consolidated Financial Statements ("Notes") for further discussion.

	Three Months Ended			Six Months Ended
	June 30, 2017	June 30, 2016	% change	June 30, 2017	June 30, 2016	% change
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	28.340	9.377	N/M	50.218	15.707	N/M
Less: Contract brewing and wholesaler volume	(2.390)	(0.800)	198.8%	(4.378)	(1.381)	N/M
Add: Royalty volume	1.033	0.521	98.3%	1.831	0.858	113.4%
Add: STW to STR adjustment	(0.617)	(0.036)	N/M	(1.599)	(0.038)	N/M
Owned volume	26.366	9.062	191.0%	46.072	15.146	N/M
Add: Proportionate share of equity investment worldwide brand volume	—	7.021	(100.0)%	—	12.571	(100.0)%
Total worldwide brand volume	26.366	16.083	63.9%	46.072	27.717	66.2%
N/M = Not meaningful
Our worldwide brand volume increased 63.9% and 66.2% during the three and six months ended June 30, 2017, compared to prior year due to the Acquisition as well as strong growth in Europe and International as a result of adding the Miller global brands business.
Net Sales Drivers
For the three months ended June 30, 2017, versus June 30, 2016, by segment (in percentages):

	Volume	Price, Product and Geography Mix	Currency	Other	Total
Consolidated	202.2%	17.1%	(5.8)%	—%	213.5%
Canada	(2.6)%	2.3%	(4.0)%	—%	(4.3)%
Europe	4.4%	3.7%	(7.8)%	0.2%	0.5%
International	75.7%	(9.9)%	0.3%	—%	66.1%

For the six months ended June 30, 2017, versus June 30, 2016, by segment (in percentages):

	Volume	Price, Product and Geography Mix	Currency	Other(1)	Total
Consolidated	219.7%	23.1%	(5.7)%	—%	237.1%
Canada	(1.1)%	2.9%	(1.1)%	—%	0.7%
Europe	3.6%	2.5%	(9.8)%	6.6%	2.9%
International	74.5%	6.3%	—%	—%	80.8%

(1)	Europe "other" column includes the release of an indirect tax provision as further described below.
Income taxes

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Effective tax rate	27%	11%	26%	10%
Our effective tax rates were lower than the U.S. federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our foreign businesses, driven by lower statutory income tax rates and tax planning impacts on statutory taxable income, as well as the impact of discrete items. The increase in the effective tax rate during the second quarter and first half of 2017 versus 2016, is primarily driven by the inclusion of 100% of MillerCoors’ pretax income following the completion of the Acquisition, which is subject to the U.S. federal and state income tax rates, as well as the favorable impacts of tax benefits recognized in the prior year from transaction-related costs resulting from the Acquisition and favorable tax treatment associated with the sale of our Vancouver brewery in the first quarter of 2016. These drivers were further impacted by a reduction of net discrete tax benefits recognized in 2017. Specifically, our total net discrete tax benefit was $1.3 million and $9.7 million in the second quarter and first half of 2017, respectively, versus a $6.5 million and $12.2 million net discrete tax benefit recognized in the second quarter and first half of 2016, respectively. The decrease in net discrete tax benefits in 2017 was driven by discrete tax expense of $13.6 million related to the recognition of a liability for uncertain tax positions established during the second quarter of 2017, which was partially offset by the release of valuation allowances in certain jurisdictions during the second quarter of 2017, as well as an increase in excess tax benefits from share-based compensation in the first half of 2017.
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

Results of Operations
United States Segment
We have presented unaudited pro forma financial information of the U.S. segment for the three and six months ended June 30, 2016, to enhance comparability of financial information between periods. Results for the three and six months ended June 30, 2016, are actual results of MillerCoors utilized in preparing MCBC's share of MillerCoors earnings when we historically accounted for MillerCoors under the equity method of accounting, and, therefore, its results of operations were reported as equity income within MCBC's consolidated statements of operations.

	Three Months Ended
	June 30, 2017	June 30, 2016
	As Reported by MCBC	As Reported by MillerCoors	Pro Forma Adjustments(1)	Pro Forma(1)	Pro Forma Change
	(In millions, except percentages)
Financial volume in hectoliters(2)(3)	19.190	19.363	—	19.363	(0.9)%
Sales(3)	$2,433.0	$2,426.3	$(5.6)	$2,420.7	0.5%
Excise taxes	(294.1)	(299.6)	11.1	(288.5)	1.9%
Net sales(3)	2,138.9	2,126.7	5.5	2,132.2	0.3%
Cost of goods sold(3)	(1,182.1)	(1,174.5)	(14.4)	(1,188.9)	(0.6)%
Gross profit	956.8	952.2	(8.9)	943.3	1.4%
Marketing, general and administrative expenses	(458.8)	(477.1)	(9.2)	(486.3)	(5.7)%
Special items, net(4)	(12.6)	(39.4)	—	(39.4)	(68.0)%
Operating income	485.4	435.7	(18.1)	417.6	16.2%
Interest income (expense), net	—	(0.4)	—	(0.4)	(100.0)%
Other income (expense), net	(0.7)	1.0	—	1.0	(170.0)%
Income (loss) from continuing operations before income taxes	$484.7	$436.3	$(18.1)	$418.2	15.9%

(1)
Pro forma amounts give effect to the Acquisition as if it had occurred at the beginning of fiscal year 2016 and have been updated to reflect the change in segment reporting of the Puerto Rico business, which effective January 1, 2017, is reported in the International segment. See "Unaudited Pro Forma Financial Information," below for details of pro forma adjustments.

(2)
Historical financial volumes have been recast to reflect the impacts of aligning policies on reporting financial volumes as a result of the Acquisition. See "Worldwide Brand Volume" above for further details.

(3)	On a reported basis, includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.

(4)	See Part I—Item 1. Financial Statements, Note 6, "Special Items" of the Notes for detail of special items.

	Six Months Ended
	June 30, 2017	June 30, 2016
	As Reported by MCBC	As Reported by MillerCoors	Pro Forma Adjustments(1)	Pro Forma(1)	Pro Forma Change
	(In millions, except percentages)
Financial volume in hectoliters(2)(3)	34.962	35.751	—	35.751	(2.2)%
Sales(3)	$4,424.4	$4,495.6	$(11.5)	$4,484.1	(1.3)%
Excise taxes	(535.6)	(552.8)	11.1	(541.7)	(1.1)%
Net sales(3)	3,888.8	3,942.8	(0.4)	3,942.4	(1.4)%
Cost of goods sold(3)	(2,209.0)	(2,207.5)	(30.1)	(2,237.6)	(1.3)%
Gross profit	1,679.8	1,735.3	(30.5)	1,704.8	(1.5)%
Marketing, general and administrative expenses	(863.7)	(886.8)	(19.9)	(906.7)	(4.7)%
Special items, net(4)	(15.1)	(76.3)	—	(76.3)	(80.2)%
Operating income	801.0	772.2	(50.4)	721.8	11.0%
Interest income (expense), net	—	(0.9)	—	(0.9)	(100.0)%
Other income (expense), net	(0.7)	2.6	—	2.6	(126.9)%
Income (loss) from continuing operations before income taxes	$800.3	$773.9	$(50.4)	$723.5	10.6%

(1)
Pro forma amounts give effect to the Acquisition as if it had occurred at the beginning of fiscal year 2016 and have been updated to reflect the change in segment reporting of the Puerto Rico business, which effective January 1, 2017, is reported in the International segment. See "Unaudited Pro Forma Financial Information," below for details of pro forma adjustments.

(2)
Historical financial volumes have been recast to reflect the impacts of aligning policies on reporting financial volumes as a result of the Acquisition. See "Worldwide Brand Volume" above for further details.

(3)	On a reported basis, includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.

(4)	See Part I—Item 1. Financial Statements, Note 6, "Special Items" of the Notes for detail of special items.

The following represents our proportionate share of MillerCoors' net income reported under the equity method for the three and six months ended June 30, 2016, prior to the Acquisition:

	Three Months Ended	Six Months Ended
	June 30, 2016
	(in millions, except percentages)
Income (loss) from continuing operations before income taxes	$436.3	$773.9
Income tax expense	(2.5)	(2.0)
Net income (loss) attributable to noncontrolling interest	(4.3)	(7.1)
Net income attributable to MillerCoors	$429.5	$764.8
MCBC's economic interest	42%	42%
MCBC's proportionate share of MillerCoors' net income	$180.4	$321.2
Amortization of the difference between MCBC's contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(1)	1.1	2.2
Share-based compensation adjustment(1)	(0.7)	(0.2)
U.S. import tax benefit(1)	11.1	11.1
Equity income in MillerCoors	$191.9	$334.3

(1)	See Part I—Item 1. Financial Statements, Note 4, "Acquisition and Investments" of the Notes for a detailed discussion of these equity method adjustments prior to the Acquisition.
The discussion below highlights the MillerCoors results of operations for the three and six months ended June 30, 2017, versus the three and six months ended June 30, 2016, on a reported and pro forma basis, where applicable.
Significant events
On October 11, 2016, we completed the Acquisition and as a result, MCBC owns 100% of the outstanding equity and voting interests of MillerCoors. Therefore, beginning October 11, 2016, MillerCoors' results of operations have been prospectively consolidated into MCBC’s consolidated financial statements and included in the U.S. segment. See Part I—Item 1. Financial Statements, Note 4, "Acquisition and Investments" of the Notes for further details. Additionally, effective January 1, 2017, the results of the MillerCoors Puerto Rico business, which were previously included as part of the U.S. segment, are now reported within the International segment. Note, we only present unaudited pro forma financial information for the consolidated entity and the U.S. segment.
During the third quarter of 2015, MillerCoors announced plans to close its brewery in Eden, North Carolina, in an effort to optimize the brewery footprint and streamline operations for greater efficiencies. Products produced in Eden were transitioned to other breweries in the MillerCoors network and the Eden brewery is now closed. Total special charges associated with the Eden closure of $179.0 million have been incurred from the decision to close through June 30, 2017, consisting primarily of accelerated depreciation. We have incurred the majority of the costs associated with the closure, however, future costs may be incurred associated with the disposition of assets and other costs associated with the closure.
Volume and net sales
Domestic STRs for the three and six months ended June 30, 2017, declined 1.9% and 2.0%, respectively, compared to prior year, driven by lower volume in the premium light and below premium segments. Domestic STWs decreased 0.4% and 2.1% in the three and six months ended June 30, 2017, respectively.
Domestic net sales per hectoliter increased 1.6% compared to prior year reported net sales and 1.0% compared to prior year pro forma net sales for the three months ended June 30, 2017, due to favorable net pricing and positive sales mix. Domestic net sales per hectoliter increased 1.0% compared to prior year reported net sales and increased 0.6% compared to prior year pro forma net sales for the six months ended June 30, 2017, due to favorable net pricing and positive sales mix. Pro forma net sales were partially offset by cycling a benefit associated with an anticipated refund of U.S. federal excise tax paid on certain imported products. Total net sales per hectoliter, including non-owned brands, contract brewing and company-owned distributor sales for the three months ended June 30, 2017, increased 1.5% compared to prior year reported figures and increased 1.2% compared to prior year pro forma figures. Total net sales per hectoliter for the six months ended June 30, 2017, increased 0.9% compared to both prior year reported and prior year pro forma net sales.

Cost of goods sold
Cost of goods sold per hectoliter for the three and six months ended June 30, 2017, increased 1.6% and 2.3%, respectively, compared to prior year reported figures and 0.3% and 0.9%, respectively, compared to prior year pro forma figures driven by higher input costs, and volume deleverage, partially offset by cost savings. The increase for the three months ended June 30, 2017, was also driven by portfolio premiumization. Additionally for the three and six months ended June 30, 2017, we have recorded $0.7 million and $1.2 million, respectively, of integration costs related to the Acquisition within cost of goods sold.
Marketing, general and administrative expenses
Marketing, general and administrative expenses for the three and six months ended June 30, 2017, decreased 3.8% and 2.6%, respectively, compared to prior year reported marketing, general and administrative expenses and decreased 5.7% and 4.7%, respectively, compared to prior year pro forma marketing, general and administrative expenses, due to lower marketing expense and lower employee-related expenses. Marketing, general and administrative expenses also includes integration costs of $0.1 million and $4.1 million for the three and six months ended June 30, 2017, respectively.
Canada Segment

	Three Months Ended			Six Months Ended
	June 30, 2017	June 30, 2016	% change	June 30, 2017	June 30, 2016	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)	2.530	2.597	(2.6)%	4.323	4.371	(1.1)%
Sales(2)	$527.6	$560.0	(5.8)%	$905.0	$913.8	(1.0)%
Excise taxes	(120.0)	(134.1)	(10.5)%	(206.3)	(219.9)	(6.2)%
Net sales(2)	407.6	425.9	(4.3)%	698.7	693.9	0.7%
Cost of goods sold(2)	(234.1)	(239.2)	(2.1)%	(416.0)	(396.4)	4.9%
Gross profit	173.5	186.7	(7.1)%	282.7	297.5	(5.0)%
Marketing, general and administrative expenses	(105.0)	(99.3)	5.7%	(201.0)	(176.0)	14.2%
Special items, net(3)	(1.0)	(1.4)	(28.6)%	0.7	107.9	(99.4)%
Operating income (loss)	67.5	86.0	(21.5)%	82.4	229.4	(64.1)%
Other income (expense), net(4)	1.2	2.5	(52.0)%	9.4	5.7	64.9%
Income (loss) from continuing operations before income taxes	$68.7	$88.5	(22.4)%	$91.8	$235.1	(61.0)%

(1)
Historical financial volumes have been recast to reflect the impacts of aligning policies on reporting financial volumes as a result of the Acquisition. See "Worldwide Brand Volume" above for further details.

(2)	Includes gross inter-segment sales, purchases and volumes, which are eliminated in the consolidated totals.

(3)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" of the Notes for detail of special items.

(4)	See Part I-Item 1. Financial Statements, Note 7, "Other Income and Expense" of the Notes for detail of other income (expense), net.
Significant events
As a result of the Acquisition, the Miller brands were added to our Canada segment's portfolio beginning October 11, 2016. Additionally, as part of our ongoing assessment of our Canadian supply chain network, we completed the sale of our Vancouver brewery on March 31, 2016. In conjunction with the sale of the brewery, we agreed to leaseback the existing property to continue operations on an uninterrupted basis while the new brewery is being constructed. We expect to incur significant capital expenditures associated with the construction of the new brewery, most of which we expect to be funded with the proceeds from the sale of the Vancouver brewery. We also expect to incur additional charges through final closure of the brewery, including estimated accelerated depreciation charges of approximately CAD 10 million. We also expect the ongoing costs of leasing the existing facility through the estimated closure date to be approximately CAD 5 million per annum, which are not included within special items.

In further efforts to help optimize the Canada brewery network, in the third quarter of 2017 we announced a plan to build a more efficient and flexible brewery in the greater Montreal area. As a result of this decision, we have begun to develop plans to transition out of our existing Montreal brewery. Accordingly, we will begin to incur accelerated depreciation and other charges associated with the existing brewery closure in the third quarter of 2017. These charges will continue to be incurred on an ongoing basis until completion of the project and will be recorded as special items.
We completed our required annual goodwill and indefinite-lived intangible impairment testing as of October 1, 2016, and recorded an aggregate impairment charge to the Molson core brand intangible asset within special items during the fourth quarter of 2016, and subsequently reclassified the brands from indefinite to definite-lived resulting in increased amortization expense of intangible assets for the three and six months ended June 30, 2017, compared to the prior year.
Foreign currency impact on results
During the three months ended June 30, 2017, the CAD depreciated versus the USD on an average basis, resulting in a decrease of $1.6 million to our USD earnings before income taxes. During the six months ended June 30, 2017, the CAD also depreciated versus the USD on an average basis, resulting in a decrease of $0.9 million to our USD earnings before income taxes. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Our Canada brand volume decreased 1.3% and 0.5% during the three and six months ended June 30, 2017, respectively, versus prior year, primarily due to unfavorable industry trends slightly offset by the addition of the Miller brands as a result of the Acquisition, and growth in Coors Banquet.
Our net sales per hectoliter increased 2.3% and 2.9% in local currency during the three and six months ended June 30, 2017, respectively, compared to prior year, driven by positive pricing and brand mix, including growth in our import brands.
Cost of goods sold
Cost of goods sold per hectoliter in local currency increased 4.6% and 6.9% during the three and six months ended June 30, 2017, respectively, versus prior year, due to mix shifts to higher-cost import brands, fixed cost deleverage, higher input cost inflation and unfavorable foreign currency movements, partially offset by ongoing cost savings initiatives. Additionally, for both the three and six months ended June 30, 2017, we recorded $2.8 million of integration costs related to the Acquisition within cost of goods sold.
Marketing, general and administrative expenses
Our marketing, general and administrative expenses increased 10.4% and 15.1% in local currency for the three and six months ended June 30, 2017, respectively, compared to prior year, primarily driven by higher brand amortization expense related to the reclassification of the Molson core brand intangible asset from indefinite to definite-lived.

Europe Segment

	Three Months Ended			Six Months Ended
	June 30, 2017	June 30, 2016	% change	June 30, 2017	June 30, 2016	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)	6.715	6.430	4.4%	11.074	10.691	3.6%
Sales(1)	$796.2	$800.5	(0.5)%	$1,310.6	$1,361.4	(3.7)%
Excise taxes	(271.5)	(278.4)	(2.5)%	(404.3)	(480.6)	(15.9)%
Net sales(3)	524.7	522.1	0.5%	906.3	880.8	2.9%
Cost of goods sold	(313.9)	(310.9)	1.0%	(538.0)	(550.8)	(2.3)%
Gross profit	210.8	211.2	(0.2)%	368.3	330.0	11.6%
Marketing, general and administrative expenses	(136.5)	(151.1)	(9.7)%	(261.7)	(270.4)	(3.2)%
Special items, net(4)	(2.6)	(2.3)	13.0%	(5.2)	(3.0)	73.3%
Operating income (loss)	71.7	57.8	24.0%	101.4	56.6	79.2%
Interest income(5)	1.0	0.9	11.1%	2.0	1.7	17.6%
Other income (expense), net	0.6	0.3	100.0%	0.5	(0.5)	(200.0)%
Income (loss) from continuing operations before income taxes	$73.3	$59.0	24.2%	$103.9	$57.8	79.8%

(1)
Historical financial volumes have been recast to reflect the impacts of aligning policies on reporting financial volumes as a result of the Acquisition. See "Worldwide Brand Volume" above for further details.

(2)
Excludes royalty volume of 0.479 million hectoliters and 0.804 million hectoliters for the three and six months ended June 30, 2017, respectively, and excludes royalty volume of 0.051 million hectoliters and 0.087 million hectoliters for the three and six months ended June 30, 2016, respectively.

(3)	Includes gross inter-segment sales and volumes, which are eliminated in the consolidated totals.

(4)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" of the Notes for detail of special items.

(5)	Interest income is earned on trade loans to on-premise customers exclusively in the U.K. and is typically driven by note receivable balances outstanding from period to period.
Significant events
As a result of the Acquisition, the Miller brands were added to our Europe segment's portfolio beginning October 11, 2016, and effective January 1, 2017, European markets including Sweden, Spain, Germany, Ukraine and Russia, which were previously reported under our International segment, are reported within our Europe segment.
As part of our continued strategic review of our European supply chain network, during the fourth quarter of 2015, we announced the planned closure of the Burton South brewery in the U.K., in which we will consolidate production within our recently modernized Burton North brewery. The closure is expected to be completed by the first quarter of 2018. We expect to incur additional future accelerated depreciation in excess of our normal depreciation of approximately GBP 2 million related to the Burton South brewery through the first quarter of 2018. We may recognize other charges or benefits related to brewery closures, which cannot currently be estimated and will be recorded within special items.
Recently, the largest food and retail company in Croatia, Agrokor, announced it is facing significant financial difficulties that have raised doubt about the collectibility of certain of our outstanding receivables with its direct subsidiaries. These subsidiaries are customers of ours within the Europe segment and, therefore, we are closely monitoring the situation. Specifically, Agrokor has entered into active discussions with local regulators, financial institutions and other creditors to stabilize and restructure its business and sustain ongoing operations. Our exposure related to Agrokor as of June 30, 2017, was approximately $17 million, based on foreign exchange rates as of June 30, 2017. Based on the facts and circumstances known at this time, we recorded a provision for an estimate of uncollectible receivables of approximately $11 million in the first quarter of 2017, and this allowance, in local currency, remains at June 30, 2017.
Foreign currency impact on results
Our Europe segment operates in numerous countries within Europe and each country's operations utilize distinct currencies. Foreign currency movements unfavorably impacted our Europe USD income from continuing operations before income taxes by $4.8 million and $13.6 million for the three and six months ended June 30, 2017, respectively. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Our Europe brand volume increased 11.5% and 10.8% for the three and six months ended June 30, 2017, respectively, compared to prior year, primarily driven by the transfer of royalty and export brand volume across Europe from our International business and the addition of the Miller brands, along with the later timing of the Easter holiday this year and strong growth from our core and above-premium brands.
Net sales per hectoliter increased in local currency by 3.7% and 8.8% for the three and six months ended June 30, 2017, respectively, compared to prior year. The increase for the three months ended June 30, 2017, was driven by positive mix and net pricing, while the increase for the six months ended June 30, 2017 was primarily driven by the release of an approximate $50 million indirect tax provision and favorable mix.
Cost of goods sold
Cost of goods sold per hectoliter increased 4.7% and 3.4% in local currency in the three and six months ended June 30, 2017, respectively, versus prior year, primarily driven by mix shift to higher-cost brands and geographies, partially offset by higher net pension benefit this year. Additionally for the three and six months ended June 30, 2017, we have recorded $0.1 million and $0.3 million, respectively, of integration costs related to the Acquisition within cost of goods sold.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 3.8% for the three months ended June 30, 2017, in local currency compared to prior year driven by lower brand investments. Marketing, general and administrative expenses increased 4.1% for the six months ended June 30, 2017, driven by a provision recorded for an estimate of uncollectible receivables as noted above and the addition of the Miller brand portfolio.
International Segment

	Three Months Ended			Six Months Ended
	June 30, 2017	June 30, 2016	% change	June 30, 2017	June 30, 2016	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)	0.643	0.366	75.7%	1.171	0.671	74.5%
Sales	$81.3	$47.5	71.2%	$147.6	$84.1	75.5%
Excise taxes	(16.2)	(8.3)	95.2%	(20.7)	(13.9)	48.9%
Net sales	65.1	39.2	66.1%	126.9	70.2	80.8%
Cost of goods sold(3)	(47.8)	(25.7)	86.0%	(86.8)	(46.3)	87.5%
Gross profit	17.3	13.5	28.1%	40.1	23.9	67.8%
Marketing, general and administrative expenses	(24.7)	(16.1)	53.4%	(45.7)	(28.8)	58.7%
Special items, net(4)	(0.3)	(30.8)	(99.0)%	(0.6)	(30.8)	(98.1)%
Operating income (loss)	(7.7)	(33.4)	(76.9)%	(6.2)	(35.7)	(82.6)%
Other income (expense), net	—	—	—%	—	—	—%
Income (loss) from continuing operations before income taxes	$(7.7)	$(33.4)	(76.9)%	$(6.2)	$(35.7)	(82.6)%

(1)
Historical financial volumes have been recast to reflect the impacts of aligning policies on reporting financial volumes as a result of the Acquisition. See "Worldwide Brand Volume" above for further details.

(2)
Excludes royalty volume of 0.554 million hectoliters and 1.027 million hectoliters for the three and six months ended June 30, 2017, respectively, and excludes royalty volume of 0.470 million hectoliters and 0.771 million hectoliters for the three and six months ended June 30, 2016, respectively.

(3)	Includes gross inter-segment purchases, which are eliminated in the consolidated totals.

(4)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" of the Notes for detail of special items.
Significant events
As a result of the Acquisition, the Miller brands were added to our International segment's portfolio beginning October 11, 2016. Additionally, as a result of the Acquisition, effective January 1, 2017, European markets including Sweden, Spain, Germany, Ukraine and Russia, which were previously reported as part of our International segment, are reported within our Europe segment while the results of the MillerCoors Puerto Rico business, which were previously included as part of the U.S. segment, are reported within the International segment.
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
Foreign currency impact on results
Our International segment operates in numerous countries around the world and each country's operations utilize distinct currencies. Foreign currency movements unfavorably impacted our International USD loss before income taxes by $0.3 million for the three months ended June 30, 2017, and did not impact the six months ended June 30, 2017. Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Our International brand volume increased by 43.2% and 52.4% in the three and six months ended June 30, 2017, respectively, compared to prior year, driven by the change in segment reporting of the Puerto Rico business from the U.S. segment, the addition of the Miller brands, and Coors Light growth primarily in Latin America, partially offset by the transfer of royalty and export brand volume to Europe.
Net sales per hectoliter decreased 5.5% in the three months ended June 30, 2017, compared to prior year, primarily due to sales mix changes, partially offset by positive pricing. Net sales per hectoliter increased 3.6% in the six months ended June 30, 2017, compared to prior year, primarily driven by higher pricing and sales mix changes.
Cost of goods sold
Cost of goods sold per hectoliter increased 5.9% and 7.4% in the three and six months ended June 30, 2017, respectively, compared to prior year, primarily driven by sales mix changes. Additionally, for both the three and six months ended June 30, 2017, we recorded $1.4 million of integration costs related to the Acquisition within cost of goods sold.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 53.4% and 58.7% in the three and six months ended June 30, 2017, respectively, compared to prior year, primarily due to increased brand investments and integration costs related to the acquisition of the Miller global brands. Additionally, for the three and six months ended June 30, 2017, we have recorded $2.6 million and $3.5 million, respectively, of integration costs related to the Acquisition within marketing, general and administrative expenses.

Corporate

	Three Months Ended			Six Months Ended
	June 30, 2017	June 30, 2016	% change	June 30, 2017	June 30, 2016	% change
	(In millions, except percentages)
Financial volume in hectoliters	—	—	—%	—	—	—%
Sales	$0.3	$0.2	50.0%	$0.6	$0.6	—%
Excise taxes	—	—	—%	—	—	—%
Net sales	0.3	0.2	50.0%	0.6	0.6	—%
Cost of goods sold	(23.5)	12.4	N/M	39.5	15.2	159.9%
Gross profit	(23.2)	12.6	N/M	40.1	15.8	153.8%
Marketing, general and administrative expenses	(56.2)	(47.1)	19.3%	(111.9)	(89.3)	25.3%
Special items, net(1)	—	—	—%	(0.1)	—	N/M
Operating income (loss)	(79.4)	(34.5)	130.1%	(71.9)	(73.5)	(2.2)%
Interest expense, net	(90.2)	(41.4)	117.9%	(187.8)	(89.5)	109.8%
Other income (expense), net	0.4	(33.2)	(101.2)%	(7.3)	(50.9)	(85.7)%
Income (loss) from continuing operations before income taxes	$(169.2)	$(109.1)	55.1%	$(267.0)	$(213.9)	24.8%
N/M = Not meaningful

(1)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" of the Notes for detail of special items.
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
Higher commodity prices toward the end of the first quarter of 2017 drove the total gain recognized in income related to commodity swaps for the six months ended June 30, 2017. Commodity prices specific to the items we hedge have since flattened out, driving the loss recognized during the second quarter of 2017.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased by 19.3% and 25.3% during the three and six months ended June 30, 2017, respectively, compared to prior year, primarily due to incremental investment behind global business capabilities including higher compensation expense, partially offset by higher acquisition-related costs recognized in the prior year. Specifically, for the three and six months ended June 30, 2017, we recorded $11.2 million and $24.6 million, respectively, within marketing, general and administrative expense related to the Acquisition. For the three and six months ended June 30, 2016, we recorded $19.6 million and $34.5 million, respectively, within marketing, general and administrate expenses related to the Acquisition.
Interest expense, net
Net interest expense increased for the three months ended June 30, 2017, compared to the prior year, primarily due to net interest costs associated with the Acquisition. Specifically, for the three and six months ended June 30, 2016, we recorded $13.3 million and $33.7 million, respectively, within interest expense, net related to the Acquisition.
See Part I—Item 1. Financial Statements, Note 14, "Derivative Instruments and Hedging Activities" and Note 11, "Debt" of the Notes for further details.

Other income (expense), net
The decrease in other income (expense), net for the three and six months ended June 30, 2017, compared to prior year, is primarily driven by financing costs incurred on our bridge loan of approximately $20.2 million and $38.6 million during the three and six months ended June 30, 2016, respectively. During the three and six months ended June 30, 2016, we recorded unrealized losses of approximately $11.6 million related to the foreign currency forwards we entered into in the second quarter of 2016, in connection with our July 7, 2016, debt issuance.
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
A significant portion of our trade receivables are concentrated in Europe. While these receivables are not concentrated in any specific customer and our allowance on these receivables factors in collectibility, we may encounter difficulties in our ability to collect due to the impact to our customers of any further economic downturn within Europe. As recently announced, the largest food and retail company in Croatia, Agrokor, is facing significant financial difficulties that have raised doubt about the collectibility of certain of our outstanding receivables with its direct subsidiaries. These subsidiaries are customers of ours within the Europe segment and, therefore, we are closely monitoring the situation. Specifically, Agrokor has entered into active discussions with local regulators, financial institutions and other creditors to stabilize and restructure its business and sustain ongoing operations. Our exposure related to Agrokor as of June 30, 2017, was approximately $17 million, based on foreign exchange rates as of June 30, 2017. Based on the facts and circumstances known at this time, we recorded a provision for an estimate of uncollectible receivables of approximately $11 million in the first quarter of 2017, and this allowance, in local currency, remains at June 30, 2017.
A significant portion of our cash flows from operating activities are generated outside the U.S. in currencies other than USD. As of June 30, 2017, approximately 75% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but under current law would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We accrue for U.S. federal and state tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue for U.S. federal and state tax consequences. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. These financing arrangements, along with the cash generated from the operations of our U.S. segment, are sufficient to fund our current cash needs in the U.S.
Net Working Capital
As of June 30, 2017, December 31, 2016, and June 30, 2016, we had negative net working capital of $132.5 million, negative net working capital of $303.1 million and net working capital of approximately $2.8 billion, respectively. Short-term borrowings and the current portion of long-term debt are excluded from our definition of net working capital, as they are not reflective of the ongoing operational requirements of the business. The levels of working capital required to run our business fluctuate with the seasonality in our business. Our working capital is also sensitive to foreign exchange rates, as a significant portion of current assets and current liabilities are denominated in either CAD or our European operating currencies such as, but not limited to, GBP, Euro, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu, Bulgarian Lev and Hungarian Forint, while financial results are reported in USD. While we continue to work towards improving our working capital, we may be unable to maintain these working capital benefits in the long term.

	As of
	June 30, 2017	December 31, 2016	June 30, 2016
	(In millions)
Current assets	$2,489.0	$2,169.6	$4,070.7
Less: Current liabilities	(3,308.1)	(3,157.5)	(1,667.6)
Add: Current portion of long-term debt and short-term borrowings	686.6	684.8	347.0
Net working capital	$(132.5)	$(303.1)	$2,750.1

Net working capital from December 31, 2016, to June 30, 2017, increased primarily related to an overall increase in accounts receivables due to higher sales, partially offset by an overall increase in accounts payable and other current liabilities due to timing of purchases. The decrease in net working capital from June 30, 2016, to June 30, 2017, is primarily related to the decrease in cash balances resulting from the funding of the Acquisition.
Cash Flows and Use of Cash
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. "Risk Factors" in our Annual Report.
Cash Flows from Operating Activities
Net cash provided by operating activities was $818.5 million for the six months ended June 30, 2017, compared to $282.4 million for the six months ended June 30, 2016. This increase in net cash provided of $536.1 million is primarily related to the addition of the consolidated U.S. business and lower cash paid for taxes, partially offset by higher cash paid for interest and higher pension contributions.
In the third quarter of 2017, we plan to make a $200 million discretionary contribution to the MillerCoors pension plan. See Part I—Item 1. Financial Statements, Note 15, "Pension and Other Postretirement Benefits" for further details.
Cash Flows from Investing Activities
Net cash used in investing activities of $301.9 million for the six months ended June 30, 2017, increased by $241.3 million compared to the six months ended June 30, 2016, driven primarily by higher capital expenditures resulting from the Acquisition.
Cash Flows from Financing Activities
Net cash used in financing activities was $593.2 million for the six months ended June 30, 2017, compared to net cash provided by financing activities of approximately $2.3 billion for the six months ended June 30, 2016. This decrease was driven primarily by the approximate $2.5 billion of net proceeds received from our February 3, 2016, equity offering of 29.9 million shares of our Class B common stock, to partially fund the Acquisition as well as increased net repayments of debt in 2017, slightly offset by borrowings under our commercial paper program of $281.1 million. See "Borrowings" below for more details on financing activity.
Capital Resources
Cash and Cash Equivalents
As of June 30, 2017, we had total cash and cash equivalents of $502.9 million, compared to $560.9 million at December 31, 2016, and approximately $3.0 billion at June 30, 2016. The decrease in cash and cash equivalents at June 30, 2017, from December 31, 2016, was primarily driven by interest payments on our long-term debt issued to partially fund the Acquisition, as well as repayments on our term loans, slightly offset by an increase in the cash received from commercial paper borrowings. The decrease in cash and cash equivalents at June 30, 2017, compared to June 30, 2016, is the result of the approximate $2.5 billion of net proceeds received from our February 3, 2016, equity offering of 29.9 million shares of our Class B common stock, to partially fund the Acquisition.
Borrowings
The majority of our outstanding borrowings at June 30, 2017, consisted of fixed-rate senior notes, with maturities ranging from 2017 to 2046. On March 15, 2017, MCBC issued approximately $1.5 billion of senior notes, consisting of $500 million 1.90% senior notes due March 15, 2019, and $500 million 2.25% senior notes due March 15, 2020 (collectively, the "2017 USD Notes") and EUR 500 million floating rate senior notes due March 15, 2019 ("2017 EUR Notes") (2017 USD Notes and 2017 EUR Notes collectively the "2017 Notes"). We bear quarterly interest on the 2017 EUR Notes at the rate of 0.35% + 3-month EURIBOR. These issuances resulted in total proceeds of approximately $1.5 billion, net of underwriting fees and discounts of $3.1 million and $0.7 million, respectively. Total estimated debt issuance costs capitalized in connection with these notes, including underwriting fees, discounts and other financing related costs, were $6.1 million and are being amortized over the respective terms of the 2017 Notes. The 2017 Notes began accruing interest upon issuance, with quarterly payments due on the 2017 EUR Notes beginning June 15, 2017, and semi-annual payments due on the 2017 USD Notes beginning September 15, 2017.

In the first quarter of 2017, we entered into interest rate swaps to economically convert our fixed rate 2017 USD Notes to floating rate debt. As a result of these hedge programs, the carrying value of the $500 million 1.90% senior notes and $500 million 2.25% senior notes include adjustments of $0.3 million decreasing and $0.4 million increasing, respectively, for fair value movements attributable to the benchmark interest rate as of June 30, 2017.
Prior to issuing the 2017 EUR Notes, we entered into foreign currency forward agreements to economically hedge the foreign currency exposure of a portion of the respective notes, which were subsequently settled on March 15, 2017, concurrent with the issuance of the 2017 EUR Notes. Additionally, upon issuance we designated the EUR Notes as a net investment hedge of our Europe business.
During the first quarter of 2017, the net proceeds from the 2017 Notes were used to repay the remaining $800 million on our 3-year tranche term loan due 2019 and make principal payments of $700 million on our 5-year tranche term loan due 2021. During the second quarter of 2017, we made principal payments of $400 million on our 5-year tranche term loan due 2021. On July 19, 2017, we repaid the remaining $400 million on our 5-year tranche term loan due 2021 utilizing borrowings under our commercial paper program, thereby further reducing our available borrowings under our $1.5 billion revolving multi-credit facility as further discussed below.
In addition to the repayment of our term loans, during the second quarter of 2017, we repaid our $300 million 2.0% notes using commercial paper.
Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on our revolving credit facility if the need arises. As of June 30, 2017, we had $468.9 million available to draw under our $750 million revolving multi-currency credit facility, as the borrowing capacity is reduced by borrowings under our commercial paper program, and we have no other borrowings drawn on this revolving credit facility. There were no outstanding borrowings under our $750 million revolving credit facility as of December 31, 2016. In addition, we also currently utilize and will further utilize our cross-border, cross currency cash pool for liquidity needs. We also have Japanese Yen ("JPY") overdraft facilities, CAD and GBP lines of credit with several banks should we need additional short-term liquidity.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions and transfers of assets. As of June 30, 2017, we were in compliance with all of these restrictions and have met all debt payment obligations. All of our outstanding senior notes as of June 30, 2017, rank pari-passu.
On July 7, 2017, we entered into a 5-year, $1.5 billion revolving multi-currency credit facility, which provides a $150 million sub-facility available for the issuance of letters of credit. This $1.5 billion revolving credit facility replaced our existing $750 million revolving credit facility, which would have matured in the second quarter of 2019. In connection with the new revolving credit facility, we increased the size of our existing commercial paper program to a maximum aggregate amount outstanding at any time of $1.5 billion.
Additionally, under the new $1.5 billion revolving credit facility, the maximum leverage ratio has changed from 5.75x debt to EBITDA, with a decline to 3.75x debt to EBITDA in the fourth year following the closing of the Acquisition, to a maximum leverage ratio of 5.75x debt to EBITDA, with a decline to 4.00x debt to EBITDA as of the last day of the fiscal quarter ending December 31, 2020.
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

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Weighted-Average Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.33	1.29	1.33	1.32
Euro (EUR)	0.90	0.89	0.92	0.90
British Pound (GBP)	0.78	0.70	0.78	0.70
Czech Koruna (CZK)	23.71	23.96	24.31	24.14
Croatian Kuna (HRK)	6.64	6.65	6.73	6.68
Serbian Dinar (RSD)	110.79	109.35	113.75	110.54
New Romanian Leu (RON)	4.07	4.00	4.15	4.05
Bulgarian Lev (BGN)	1.77	1.73	1.81	1.75
Hungarian Forint (HUF)	279.98	278.33	288.62	280.80

	As of
	June 30, 2017	December 31, 2016
Closing Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.30	1.34
Euro (EUR)	0.88	0.95
British Pound (GBP)	0.77	0.81
Czech Koruna (CZK)	22.86	25.69
Croatian Kuna (HRK)	6.49	7.18
Serbian Dinar (RSD)	105.37	117.23
New Romanian Leu (RON)	3.99	4.31
Bulgarian Lev (BGN)	1.71	1.86
Hungarian Forint (HUF)	270.29	294.36
The weighted-average exchange rates in the above table have been calculated based on the average of the foreign exchange rates during the relevant period and have been weighted according to the foreign denominated earnings before interest and taxes of the USD equivalent.
Capital Expenditures
We incurred $280.0 million, and have paid $354.0 million, for capital improvement projects worldwide in the six months ended June 30, 2017, excluding capital spending by equity method joint ventures, representing an increase of $184.5 million from the $95.5 million of capital expenditures incurred in the six months ended June 30, 2016. This increase is primarily due to the Acquisition. We currently expect to incur total capital expenditures for 2017 of approximately $750 million, based on foreign exchange rates as of June 30, 2017, including capital expenditures associated with the construction of our new British Columbia brewery and excluding capital spending by equity method joint ventures.
We have increased our focus on where and how we employ our planned capital expenditures, specifically strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.

Contractual Obligations and Commercial Commitments
Contractual Obligations

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Debt obligations	$11,939.7	$686.7	$2,380.2	$2,285.3	$6,587.5
Interest payments on debt obligations	4,694.5	325.5	607.7	522.6	3,238.7
Retirement plan expenditures	569.2	91.6	105.2	106.9	265.5
Operating leases	215.8	56.3	81.5	44.9	33.1
Other long-term obligations	3,580.6	1,046.3	1,254.4	692.5	587.4
Total obligations	$20,999.8	$2,206.4	$4,429.0	$3,652.2	$10,712.2
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
Other Commercial Commitments

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$64.1	$52.4	$11.7	$—	$—

Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. See Part I—Item 1. Financial Statements, Note 16, "Commitments and Contingencies" of the Notes for further discussion.

Off-Balance Sheet Arrangements
In accordance with generally accepted accounting principles in the U.S., our operating leases are not reflected in our unaudited condensed consolidated balance sheets. Refer to Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report for further discussion of these off-balance sheet arrangements. As of June 30, 2017, we did not have any other material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook for 2017
In 2017, we continue to focus on both top- and bottom-line performance, driven by our first choice consumer and customer agenda and the integration of MillerCoors and the Miller brands globally to realize synergies and other cost savings.
In the U.S., our goal of flat volume in 2018 and growth in 2019 remains unchanged. We remain committed to Coors Light and Miller Lite accelerating their segment share gains alongside the strong volume performance of Coors Banquet and to further improving the volume trajectory of our economy portfolio. We took key steps to strengthen and further premiumize our portfolio, including the addition of Sol, as we signed a 10-year agreement with Heineken, commencing in October of this year for us to import, market and distribute this high potential Mexican beer brand. In addition, we recently announced a partnership with Hornell Brewing Company, part of Arizona Beverages, to market and distribute a new beverage called Arnold Palmer Spiked Half and Half, which takes us into the alcohol tea market in a distinctive way. Along with a resurgent Blue Moon

Belgian White, we will continue to integrate and expand the geographic reach of our recent craft acquisitions, which are growing strongly.

In Canada, we continue to drive our first choice agenda to bring momentum back to the top line, including a relentless focus on our two largest brands, Coors Light and Molson Canadian. While still under volume pressure, these brands improved their segment share trajectory in the second quarter. In above premium, we are driving for further growth in the import, craft and cider segments with Coors Banquet, MGD, Creemore, Granville, Belgian Moon and the Heineken brand family. In addition, we are beginning to leverage Miller Lite alongside Coors Light and introduce Miller High Life to simplify our economy portfolio in Canada. The construction of our new British Columbia brewery is progressing well, and we recently announced plans to build a more-efficient, more-flexible brewery in the greater Montreal area in the next few years. We expect both of these brewery initiatives will unlock material savings in the medium to long term and deliver a highly efficient, fit-for-future brewery network.

In Europe, while strengthening our national mainstream brands, we will continue to premiumize our portfolio with a focus on our craft portfolio, Staropramen, Coors Light and cider brands, along with the addition of the Miller brands and the royalty and export business in the region. Our craft investments have consistently delivered strong returns, and we are continuing to build our craft portfolio, including Sharp’s, Franciscan Well, accelerated expansion of Blue Moon in the region, and the addition of the number-one craft beer in Spain, La Sagra. In July, we also completed the purchase of Birradamare, a small Italian craft brewery based just outside of Rome, which gives us an opportunity to develop its special brands in Italy and select export markets. Staropramen is growing very strongly across our European markets, and we have now unified the brand visual identity across the Czech Republic and international markets.
In International, we will continue to leverage our strong global brands, partnerships and commercial capabilities around the world to grow Coors, Miller and Blue Moon. One action we are taking is to lift and shift the original white can packaging for Miller Lite to all markets globally in the second half of this year. The scaled up International business requires up-front investments to grow our brands, and our marketing, general and administrative expenses will be higher this year as we lay the foundation for accelerating top and bottom line growth from 2018 onwards.
Pension Plans
We currently anticipate approximately $300 million to $320 million of cash contributions to our defined benefit pension plans in 2017, based on foreign exchange rates as of June 30, 2017. This includes a $200 million discretionary contribution to the MillerCoors pension plan, which we plan to make in the third quarter of 2017. Additionally, for the full year of 2017, we expect to record a net pension benefit of approximately $24 million, based on foreign exchange rates as of June 30, 2017. BRI and BDL pension expense and contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements.
Interest
We anticipate 2017 consolidated net interest expense of approximately $370 million, based on foreign exchange and interest rates at June 30, 2017.
Dividends and Stock Repurchases
As a result of the Acquisition, we plan to maintain our current quarterly dividend of $0.41 per share, and have suspended our share repurchase program as we pay down debt. We will revisit our dividend policy and share repurchase program once deleveraging is well underway.

Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first half of 2017. Refer to Part I—Item 1. Financial Statements, Note 10, "Goodwill and Intangible Assets" of the Notes for discussion of the results of the 2016 annual impairment testing analysis and the related risks to our indefinite-lived intangible brand assets and goodwill amounts associated with our reporting units.

New Accounting Pronouncements Not Yet Adopted
Leases
In February 2016, the FASB issued authoritative guidance intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The guidance should be applied under a modified retrospective transition approach for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. Any leases that expire before the initial application date will not require any accounting adjustment. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance. This guidance will result in our existing operating leases, for certain real estate and equipment, to be recognized on our balance sheet. We will further analyze our lease arrangements as we complete our assessment and implementation of this new guidance.
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
We are currently in the process of evaluating the impact this new guidance will have on our financial statements and to our revenue recognition policies, controls and procedures. Based on the work completed to-date and our evaluation of the five-step approach outlined within the guidance, we do not believe that the new guidance will have a significant impact to our core revenue generating activities. However, we currently anticipate that the new standard may impact the presentation of certain cash payments made to customers, as well as the timing of recognition of certain promotional discounts. Specifically, certain cash payments to customers are currently recorded within marketing, general and administration expenses in the consolidated statements of operations. Upon adoption of the new guidance, we anticipate that many of these cash payments may not meet the specific criteria within the new guidance of providing a “distinct” good or service, and therefore, would be required to be presented as a reduction of revenue. Furthermore, upon adoption of the new guidance, certain of our promotional discounts, which are deemed variable consideration under the new guidance, will be recognized at the time of the related shipment of product, which is earlier than recognized under current guidance. We anticipate that this change in recognition timing will shift financial statement recognition primarily amongst quarters, however, do not anticipate that the full-year impact will be significant to our financial results.
We are continuing to evaluate the potential impact the new guidance will have on our financial statements. We have not fully completed this evaluation and therefore, we may identify further impacts in addition to those identified above. We have begun training related to the implications of the new guidance and commenced implementation efforts for areas of impact identified to-date. As we further complete our evaluation process, we will update our discussion of the anticipated impacts of the new standard as appropriate.
See Part I—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" of the Notes for a description of all new accounting pronouncements.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information gives effect to the Acquisition and the completed financing as if they were completed on January 1, 2016, the first day of our 2016 fiscal year, and the pro forma adjustments are based on items that are factually supportable, are directly attributable to the Acquisition and are expected to have a continuing impact on MCBC's results of operations. The unaudited pro forma financial information has been calculated after applying MCBC’s accounting policies and adjusting the results of MillerCoors to reflect the additional depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2016, together with the consequential tax effects. Pro forma adjustments have been made to remove non-recurring transaction-related costs included in historical results as well as to reflect the incremental interest expense to be prospectively incurred on the debt and term loans issued to finance the Acquisition, in addition to other pro forma adjustments. See below table for significant non-recurring costs.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2016
(IN MILLIONS, EXCEPT PER SHARE DATA)

	MCBC Historical	MillerCoors Historical	Pro Forma Adjustments	Note	Pro Forma Combined
Financial volume in hectoliters	9.377	19.363	(0.285)	(1)	28.455

Sales	$1,407.0	$2,426.3	$(14.8)	(1)	$3,818.5
Excise taxes	(420.8)	(299.6)	11.1	(1)	(709.3)
Net sales	986.2	2,126.7	(3.7)		3,109.2
Cost of goods sold	(562.2)	(1,174.5)	0.4	(2)	(1,736.3)
Gross profit	424.0	952.2	(3.3)		1,372.9
Marketing, general and administrative expenses	(313.6)	(477.1)	7.3	(3)	(783.4)
Special items, net	(34.5)	(39.4)	—		(73.9)
Equity income in MillerCoors	191.9	—	(191.9)		—
Operating income (loss)	267.8	435.7	(187.9)		515.6
Interest income (expense), net	(40.5)	(0.4)	(50.8)	(4)	(91.7)
Other income (expense), net	(30.4)	1.0	31.8	(5)	2.4
Income (loss) from continuing operations before income taxes	$196.9	$436.3	$(206.9)		$426.3
Income tax benefit (expense)	(21.2)	(2.5)	(87.4)	(6)	(111.1)
Net income (loss) from continuing operations	175.7	433.8	(294.3)		315.2
Income (loss) from discontinued operations, net of tax	(1.8)	—	—		(1.8)
Net income (loss) including noncontrolling interests	173.9	433.8	(294.3)		313.4
Net income (loss) attributable to noncontrolling interests	(1.6)	(4.3)	—		(5.9)
Net income (loss) attributable to MCBC	$172.3	$429.5	$(294.3)		$307.5

Net income (loss) per share attributable to MCBC from continuing operations:
Net income (loss) attributable to MCBC from continuing operations	$174.1	$429.5	$(294.3)		$309.3
Basic	$0.81				$1.44
Diluted	$0.81				$1.43
Weighted-average shares—basic	214.7				214.7
Weighted-average shares—diluted	216.0				216.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(IN MILLIONS, EXCEPT PER SHARE DATA)

	MCBC Historical	MillerCoors Historical	Pro Forma Adjustments	Note	Pro Forma Combined
Financial volume in hectoliters	15.707	35.751	(0.487)	(1)	50.971

Sales	$2,357.8	$4,495.6	$(26.7)	(1)	$6,826.7
Excise taxes	(714.4)	(552.8)	11.1	(1)	(1,256.1)
Net sales	1,643.4	3,942.8	(15.6)		5,570.6
Cost of goods sold	(976.2)	(2,207.5)	(3.4)	(2)	(3,187.1)
Gross profit	667.2	1,735.3	(19.0)		2,383.5
Marketing, general and administrative expenses	(564.5)	(886.8)	8.5	(3)	(1,442.8)
Special items, net	74.1	(76.3)	—		(2.2)
Equity income in MillerCoors	334.3	—	(334.3)		—
Operating income (loss)	511.1	772.2	(344.8)		938.5
Interest income (expense), net	(87.8)	(0.9)	(93.9)	(4)	(182.6)
Other income (expense), net	(45.7)	2.6	50.2	(5)	7.1
Income (loss) from continuing operations before income taxes	$377.6	$773.9	$(388.5)		$763.0
Income tax benefit (expense)	(37.9)	(2.0)	(146.9)	(6)	(186.8)
Net income (loss) from continuing operations	339.7	771.9	(535.4)		576.2
Income (loss) from discontinued operations, net of tax	(2.3)	—	—		(2.3)
Net income (loss) including noncontrolling interests	337.4	771.9	(535.4)		573.9
Net income (loss) attributable to noncontrolling interests	(2.4)	(7.1)	—		(9.5)
Net income (loss) attributable to MCBC	$335.0	$764.8	$(535.4)		$564.4

Net income (loss) per share attributable to MCBC from continuing operations:
Net income (loss) attributable to MCBC from continuing operations	$337.3	$764.8	$(535.4)		$566.7
Basic	$1.61				$2.64
Diluted	$1.60				$2.62
Weighted-average shares—basic	209.2		5.4	(7)	214.6
Weighted-average shares—diluted	210.5		5.4	(7)	215.9

(1)	Sales

The following pro forma adjustments eliminate beer sales between MCBC and MillerCoors for the three and six months ended June 30, 2016, that were previously recorded as affiliate sales and became intercompany transactions after the Acquisition was completed and thus eliminate in consolidation.

	Three Months Ended	Six Months Ended
	June 30, 2016
	(In millions)
Hectoliters of beer and other beverages sold	(0.285)	(0.487)

MCBC's beer sales to MillerCoors	$2.6	$4.6
MillerCoors' beer sales to MCBC	12.2	22.1
Total pro forma adjustment to sales	$14.8	$26.7
Excise tax adjustment(1)	$11.1	$11.1

(1)
Represents a benefit associated with an anticipated refund to Coors Brewing Company ("CBC"), a wholly-owned subsidiary of MCBC, of U.S. federal excise tax paid on products imported by CBC based on qualifying volumes exported by CBC from the U.S.

(2)	Cost of Goods Sold

The following pro forma adjustments (increase)/decrease cost of goods sold for the three and six months ended June 30, 2016:

	Three Months Ended	Six Months Ended
	June 30, 2016
	(In millions)
MillerCoors' beer purchases from MCBC(1)	$2.6	$4.6
MCBC's beer purchases from MillerCoors(1)	12.2	22.1
Depreciation(2)	(14.5)	(30.6)
MillerCoors' royalties paid to SABMiller(3)	4.4	8.1
Policy reclassification(4)	(6.7)	(12.2)
Historical charges recorded for pallets(5)	2.4	4.6
Total pro forma adjustment to cost of goods sold	$0.4	$(3.4)

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

(3)	Marketing, General and Administrative Expenses

Based on the estimated preliminary fair values of identifiable amortizable intangible assets and depreciable property, plant and equipment, and the preliminary estimated useful lives assigned, the following pro forma adjustments to amortization and depreciation expenses have been made to marketing, general and administrative expenses for the three and six months ended June 30, 2016. Additionally, a pro forma adjustment has been made to eliminate MillerCoors' service agreement income related to charges to SABMiller for the three and six months ended June 30, 2016, that were previously recorded as a reduction to MillerCoors' marketing, general and administrative expenses as this activity with SABMiller ceased upon completion of the Acquisition. We have also removed transaction-related costs included in the historical MCBC statements of operations as they will not have a continuing impact. The pro forma adjustments to increase/(decrease) marketing, general and administrative expenses are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2016
	(In millions)
Marketing, general and administrative expenses pro forma adjustment for depreciation and amortization	$18.5	$37.2
MillerCoors' service agreement charges to SABMiller	0.5	1.0
Policy reclassification - See cost of goods sold note 4 above	(6.7)	(12.2)
Historical transaction costs	(19.6)	(34.5)
Total pro forma adjustment to marketing, general and administrative expenses	$(7.3)	$(8.5)

(4)	Interest Income (Expense)

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

	Three Months Ended	Six Months Ended
	June 30, 2016
	(In millions)
Term loan interest expense adjustments	$12.9	$25.5
Interest expense adjustments from debt issued July 7, 2016	51.2	102.1
Historical net interest on other items discussed above	(13.3)	(33.7)
Total pro forma adjustment to interest expense	$50.8	$93.9

(5)	Other Income (Expense)

Represents the elimination of historical financing costs that do not have a continuing impact related to the bridge loan and other derivative and foreign exchange net gains recorded on cash received from the debt issued on July 7, 2016, which have been included in the historical financial statements within other income (expense).

	Three Months Ended	Six Months Ended
	June 30, 2016
	(In millions)
Historical financing costs on the bridge loan	$20.2	$38.6
Historical derivative and foreign exchange net gains related to debt issued July 7, 2016	11.6	11.6
Total pro forma adjustment to other income (expense)	$31.8	$50.2

(6)	Income Tax Benefit (Expense)

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

	Three Months Ended	Six Months Ended
	June 30, 2016
	(In millions)
Total pro forma adjustment to income tax benefit (expense)	$(87.4)	$(146.9)

(7)	Weighted-Average Shares Outstanding

Weighted-average shares outstanding have been calculated to include the impact of the shares that were issued in the first quarter of 2016 in conjunction with the February 3, 2016, equity offering, which was completed to fund a portion of the Acquisition. As such, the below adjustment assumes such shares were outstanding on January 1, 2016.

Six Months Ended
June 30, 2016
(In millions)
Impact of shares issued in February 3, 2016, equity offering
Weighted-average shares—basic	5.4
Weighted-average shares—diluted	5.4

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

For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Item 1. Financial Statements, Note 14, "Derivative Instruments and Hedging Activities" of the Notes. On a rolling twelve-month basis, maturities of derivative financial instruments held on June 30, 2017, based on foreign exchange rates as of June 30, 2017, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$27.7	$10.2	$15.1	$2.4	$—
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
The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolio:

	As of
	June 30, 2017	December 31, 2016
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(35.0)	$(35.1)
Foreign currency denominated debt	$(315.6)	$(223.6)
Interest rate risk:
Debt	$(311.4)	$(319.3)
Interest rate swaps	$(19.0)	$—
Commodity price risk:
Commodity swaps	$(30.7)	$(66.8)
Commodity options	$—	$—
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Brian C. Tabolt Global Controller (Chief Accounting Officer) August 2, 2017