Form 10-Q
period 2017-09-30
MOLSON COORS BREWING CO
filed 2017-11-01
CIK 24545

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2017
OR
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 27, 2017:
Class A Common Stock— 2,560,568 shares
Class B Common Stock—195,243,251 shares

Exchangeable shares:
As of October 27, 2017, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares—2,878,535 shares
Class B Exchangeable shares—14,719,836 shares
The Class A exchangeable shares and Class B exchangeable shares are shares of the share capital in Molson Coors Canada Inc., a wholly-owned subsidiary of the registrant. They are publicly traded on the Toronto Stock Exchange under the symbols TPX.A and TPX.B, respectively. These shares are intended to provide substantially the same economic and voting rights as the corresponding class of Molson Coors common stock in which they may be exchanged. In addition to the registered Class A common stock and the Class B common stock, the registrant has also issued and outstanding one share each of a Special Class A voting stock and Special Class B voting stock. The Special Class A voting stock and the Special Class B voting stock provide the mechanism for holders of Class A exchangeable shares and Class B exchangeable shares to be provided instructions to vote with the holders of the Class A common stock and the Class B common stock, respectively. The holders of the Special Class A voting stock and Special Class B voting stock are entitled to one vote for each outstanding Class A exchangeable share and Class B exchangeable share, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The Special Class A voting stock and Special Class B voting stock are subject to a voting trust arrangement. The trustee which holds the Special Class A voting stock and the Special Class B voting stock is required to cast a number of votes equal to the number of then-outstanding Class A exchangeable shares and Class B exchangeable shares, respectively, but will only cast a number of votes equal to the number of Class A exchangeable shares and Class B exchangeable shares as to which it has received voting instructions from the owners of record of those Class A exchangeable shares and Class B exchangeable shares, other than the registrant or its subsidiaries, respectively, on the record date, and will cast the votes in accordance with such instructions so received.

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

PART I. FINANCIAL INFORMATION

ITEM 1.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Sales	$3,552.9	$1,337.7	$10,259.8	$3,695.5
Excise taxes	(669.7)	(390.1)	(1,836.6)	(1,104.5)
Net sales	2,883.2	947.6	8,423.2	2,591.0
Cost of goods sold	(1,589.6)	(541.3)	(4,718.6)	(1,517.5)
Gross profit	1,293.6	406.3	3,704.6	1,073.5
Marketing, general and administrative expenses	(782.8)	(278.9)	(2,266.8)	(843.4)
Special items, net	(4.1)	4.9	(24.4)	79.0
Equity income in MillerCoors	—	156.9	—	491.2
Operating income (loss)	506.7	289.2	1,413.4	800.3
Interest income (expense), net	(72.6)	(66.6)	(258.4)	(154.4)
Other income (expense), net	(2.5)	0.8	(0.6)	(44.9)
Income (loss) from continuing operations before income taxes	431.6	223.4	1,154.4	601.0
Income tax benefit (expense)	(145.3)	(19.6)	(332.9)	(57.5)
Net income (loss) from continuing operations	286.3	203.8	821.5	543.5
Income (loss) from discontinued operations, net of tax	(0.2)	—	0.8	(2.3)
Net income (loss) including noncontrolling interests	286.1	203.8	822.3	541.2
Net (income) loss attributable to noncontrolling interests	(6.1)	(1.3)	(17.7)	(3.7)
Net income (loss) attributable to Molson Coors Brewing Company	$280.0	$202.5	$804.6	$537.5
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.30	$0.94	$3.73	$2.56
From discontinued operations	—	—	0.01	(0.01)
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$1.30	$0.94	$3.74	$2.55
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.29	$0.94	$3.71	$2.54
From discontinued operations	—	—	0.01	(0.01)
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$1.29	$0.94	$3.72	$2.53
Weighted-average shares—basic	215.5	214.8	215.4	211.1
Weighted-average shares—diluted	216.5	216.3	216.5	212.6
Amounts attributable to Molson Coors Brewing Company
Net income (loss) from continuing operations	$280.2	$202.5	$803.8	$539.8
Income (loss) from discontinued operations, net of tax	(0.2)	—	0.8	(2.3)
Net income (loss) attributable to Molson Coors Brewing Company	$280.0	$202.5	$804.6	$537.5
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income (loss) including noncontrolling interests	$286.1	$203.8	$822.3	$541.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	214.9	(57.8)	607.0	55.9
Unrealized gain (loss) on derivative and non-derivative financial instruments	(38.9)	(8.8)	(116.1)	(35.4)
Reclassification of derivative (gain) loss to income	0.9	—	0.5	(3.1)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	6.7	6.9	15.0	20.9
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	0.9	0.3	2.9	21.7
Total other comprehensive income (loss), net of tax	184.5	(59.4)	509.3	60.0
Comprehensive income (loss)	470.6	144.4	1,331.6	601.2
Comprehensive (income) loss attributable to noncontrolling interests	(6.9)	(1.3)	(20.1)	(2.1)
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$463.7	$143.1	$1,311.5	$599.1
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT PAR VALUE) (UNAUDITED)

	As of
	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$971.3	$560.9
Accounts receivable, net	833.4	669.5
Other receivables, net	197.9	135.8
Inventories, net	636.0	592.7
Other current assets, net	277.8	210.7
Total current assets	2,916.4	2,169.6
Properties, net	4,590.2	4,507.4
Goodwill	8,346.9	8,250.1
Other intangibles, net	14,315.8	14,031.9
Other assets	508.4	382.5
Total assets	$30,677.7	$29,341.5
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$2,506.1	$2,467.7
Current portion of long-term debt and short-term borrowings	1,745.0	684.8
Discontinued operations	5.1	5.0
Total current liabilities	4,256.2	3,157.5
Long-term debt	10,574.2	11,387.7
Pension and postretirement benefits	895.5	1,196.0
Deferred tax liabilities	1,932.4	1,699.0
Other liabilities	309.9	267.0
Discontinued operations	12.9	12.6
Total liabilities	17,981.1	17,719.8
Commitments and contingencies (Note 16)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value per share (authorized: 500.0 shares; issued: 204.7 shares and 203.7 shares, respectively)	2.0	2.0
Class A exchangeable shares, no par value (issued and outstanding: 2.9 shares and 2.9 shares, respectively)	107.7	108.1
Class B exchangeable shares, no par value (issued and outstanding: 14.7 shares and 15.2 shares, respectively)	553.2	571.2
Paid-in capital	6,676.6	6,635.3
Retained earnings	6,658.7	6,119.0
Accumulated other comprehensive income (loss)	(1,038.6)	(1,545.5)
Class B common stock held in treasury at cost (9.5 shares and 9.5 shares, respectively)	(471.4)	(471.4)
Total Molson Coors Brewing Company stockholders' equity	12,488.2	11,418.7
Noncontrolling interests	208.4	203.0
Total equity	12,696.6	11,621.7
Total liabilities and equity	$30,677.7	$29,341.5
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$822.3	$541.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	604.3	204.3
Amortization of debt issuance costs and discounts	17.6	63.2
Share-based compensation	46.2	17.6
(Gain) loss on sale or impairment of properties and other assets, net	(9.6)	(89.4)
Equity income in MillerCoors	—	(478.9)
Distributions from MillerCoors	—	478.9
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	(83.7)	(19.6)
Income tax (benefit) expense	332.9	57.5
Income tax (paid) received	15.9	(152.2)
Interest expense, excluding interest amortization	259.3	170.9
Interest paid	(299.0)	(105.8)
Pension expense (benefit)	(20.5)	6.4
Pension contributions paid	(307.7)	(10.1)
Change in current assets and liabilities (net of impact of business combinations) and other	(231.8)	(56.1)
(Gain) loss from discontinued operations	(0.8)	2.3
Net cash provided by (used in) operating activities	1,145.4	630.2
Cash flows from investing activities:
Additions to properties	(466.0)	(188.9)
Proceeds from sales of properties and other assets	56.9	155.4
Investment in MillerCoors	—	(1,253.7)
Return of capital from MillerCoors	—	1,089.7
Other	11.1	8.6
Net cash provided by (used in) investing activities	(398.0)	(188.9)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	2,525.6
Exercise of stock options under equity compensation plans	3.6	8.2
Dividends paid	(264.9)	(264.6)
Debt issuance costs	(7.0)	(60.2)
Payments on debt and borrowings	(2,601.5)	(23.3)
Proceeds on debt and borrowings	1,536.0	6,971.9
Net proceeds from (payments on) revolving credit facilities and commercial paper	999.7	1.6
Change in overdraft balances and other	(33.7)	(39.1)
Net cash provided by (used in) financing activities	(367.8)	9,120.1
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	379.6	9,561.4
Effect of foreign exchange rate changes on cash and cash equivalents	30.8	(10.8)
Balance at beginning of year	560.9	430.9
Balance at end of period	$971.3	$9,981.5
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)
(UNAUDITED)

		MCBC Stockholders' Equity
								Accumulated	Common Stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
Balance at December 31, 2015	$7,063.1	$—	$1.7	$108.2	$603.0	$4,000.4	$4,496.0	$(1,694.9)	$(471.4)	$20.1
Exchange of shares	—	—	—	(0.1)	(23.4)	23.5	—	—	—	—
Shares issued under equity compensation plan	(3.6)	—	—	—	—	(3.6)	—	—	—	—
Amortization of share-based compensation	20.0	—	—	—	—	20.0	—	—	—	—
Acquisition of business and purchase of noncontrolling interest	1.2	—	—	—	—	—	—	—	—	1.2
Net income (loss) including noncontrolling interests	541.2	—	—	—	—	—	537.5	—	—	3.7
Other comprehensive income (loss), net of tax	60.0	—	—	—	—	—	—	61.6	—	(1.6)
Issuance of common stock	2,525.6	—	0.3	—	—	2,525.3	—	—	—	—
Dividends declared and paid	(267.1)	—	—	—	—	—	(264.6)	—	—	(2.5)
Balance at September 30, 2016	$9,940.4	$—	$2.0	$108.1	$579.6	$6,565.6	$4,768.9	$(1,633.3)	$(471.4)	$20.9

		MCBC Stockholders' Equity
								Accumulated	Common Stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
Balance at December 31, 2016	$11,621.7	$—	$2.0	$108.1	$571.2	$6,635.3	$6,119.0	$(1,545.5)	$(471.4)	$203.0
Exchange of shares	—	—	—	(0.4)	(18.0)	18.4	—	—	—	—
Shares issued under equity compensation plan	(22.4)	—	—	—	—	(22.4)	—	—	—	—
Amortization of share-based compensation	45.3	—	—	—	—	45.3	—	—	—	—
Acquisition of business and purchase of noncontrolling interest	1.6	—	—	—	—	—	—	—	—	1.6
Net income (loss) including noncontrolling interests	822.3	—	—	—	—	—	804.6	—	—	17.7
Other comprehensive income (loss), net of tax	509.3	—	—	—	—	—	—	506.9	—	2.4
Dividends declared and paid	(281.2)	—	—	—	—	—	(264.9)	—	—	(16.3)
Balance at September 30, 2017	$12,696.6	$—	$2.0	$107.7	$553.2	$6,676.6	$6,658.7	$(1,038.6)	$(471.4)	$208.4

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
On October 11, 2016, we completed the acquisition of SABMiller plc's ("SABMiller") 58% economic interest and 50% voting interest in MillerCoors and all trademarks, contracts and other assets primarily related to the "Miller International Business," as defined in the purchase agreement, outside of the U.S. and Puerto Rico (the "Acquisition") from Anheuser-Busch InBev SA/NV ("ABI"), and MillerCoors, previously a joint venture between MCBC and SABMiller, became a wholly-owned subsidiary of MCBC. Accordingly, for periods prior to October 11, 2016, our 42% economic ownership interest in MillerCoors was accounted for under the equity method of accounting, and, therefore, its results of operations were reported as equity income in MillerCoors in the unaudited condensed consolidated statements of operations, and our 42% share of MillerCoors' net assets was reported as investment in MillerCoors in the unaudited condensed consolidated balance sheets. Beginning October 11, 2016, MillerCoors was fully consolidated and continues to be reported as our U.S. segment. Additionally, our unaudited condensed consolidated balance sheets as of September 30, 2017, and December 31, 2016, include our acquired assets and liabilities, which were recorded at their respective acquisition-date fair values upon completion of the Acquisition. See Note 4, "Acquisition and Investments" for further discussion.
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
These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 ("Annual Report"), and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change in the first three quarters of 2017.
The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be achieved for the full year.
2. New Accounting Pronouncements
New Accounting Pronouncements Recently Adopted
In January 2017, the Financial Accounting Standards Board ("FASB") issued authoritative guidance intended to simplify the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Under the new guidance, the recognition of an impairment charge is calculated based on the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance should be applied on a prospective basis and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We early adopted this guidance during the quarter ended March 31, 2017. The adoption of this guidance will impact our goodwill impairment testing on a prospective basis, to the extent that an impairment is identified in step one of our testing procedures.

New Accounting Pronouncements Not Yet Adopted
In August 2017, the FASB issued authoritative guidance intended to refine and expand hedge accounting for both financial and commodity risks. The revised guidance will create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. In addition, this guidance makes certain targeted improvements to simplify the application of hedge accounting guidance. This guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance.
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
We are currently in the process of evaluating the impact this new guidance will have on our financial statements and to our revenue recognition policies, controls and procedures. Based on the work completed to-date and our evaluation of the five-step approach outlined within the guidance, we do not believe that the new guidance will have a significant impact to our core revenue generating activities. However, we currently anticipate that the new standard may impact the presentation of certain cash payments made to customers, as well as the timing of recognition of certain promotional discounts. Specifically, certain cash payments to customers are currently recorded within marketing, general and administrative expenses in the consolidated statements of operations. Upon adoption of the new guidance, we anticipate that many of these cash payments may not meet the specific criteria within the new guidance of providing a “distinct” good or service, and therefore, would be required to be presented as a reduction of revenue. Furthermore, upon adoption of the new guidance, certain of our promotional discounts, which are deemed variable consideration under the new guidance, will be recognized at the time of the related shipment of product, which is earlier than recognized under current guidance. We anticipate that this change in recognition timing will shift financial statement recognition primarily amongst quarters, however, do not anticipate that the full-year impact will be significant to our financial results.
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
Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our unaudited condensed consolidated interim financial statements.
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
No single customer accounted for more than 10% of our consolidated sales for the three and nine months ended September 30, 2017, or September 30, 2016. Consolidated net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting net sales revenues and income (loss) from continuing operations before income taxes eliminate in consolidation and are primarily related to U.S. segment sales to the other segments.
The following tables present net sales, income (loss) from continuing operations before income taxes and total assets by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In millions)
U.S.(1)	$1,892.2	$—	$5,781.0	$—
Canada	406.4	402.2	1,105.1	1,096.1
Europe	561.2	512.6	1,467.5	1,393.4
International	65.7	33.4	192.6	103.6
Corporate	0.3	0.2	0.9	0.8
Inter-segment net sales eliminations	(42.6)	(0.8)	(123.9)	(2.9)
Consolidated net sales	$2,883.2	$947.6	$8,423.2	$2,591.0

(1)
Prior to October 11, 2016, MCBC’s 42% share of MillerCoors' results of operations was reported as equity income in MillerCoors in the unaudited condensed consolidated statements of operations. As a result of the Acquisition, beginning October 11, 2016, MillerCoors' results were fully consolidated into MCBC’s consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In millions)
U.S.(1)	$365.1	$156.9	$1,165.4	$491.2
Canada	76.3	90.3	168.1	325.4
Europe(2)	98.3	98.5	202.2	156.3
International	(6.0)	(2.7)	(12.2)	(38.4)
Corporate	(102.1)	(119.6)	(369.1)	(333.5)
Consolidated income (loss) from continuing operations before income taxes	$431.6	$223.4	$1,154.4	$601.0

(1)
Prior to October 11, 2016, MCBC’s 42% share of MillerCoors' results of operations was reported as equity income in MillerCoors in the unaudited condensed consolidated statements of operations. As a result of the Acquisition, beginning October 11, 2016, MillerCoors' results were fully consolidated into MCBC’s consolidated financial statements.

(2)
In the first quarter of 2017, the largest food and retail company in Croatia, Agrokor, announced that it was facing significant financial difficulties that raised doubt about the collectibility of certain of our outstanding receivables with its direct subsidiaries. These subsidiaries are customers of ours within the Europe segment and, therefore, we are closely monitoring the situation. Specifically, Agrokor has entered into active discussions with local regulators, financial institutions and other creditors to stabilize and restructure its business and sustain ongoing operations. Our exposure related to Agrokor, as of September 30, 2017, was approximately $11 million, based on foreign exchange rates as of September 30, 2017. Based on the facts and circumstances known at this time, we recorded a provision for an estimate of uncollectible receivables of approximately $11 million in the first quarter of 2017, and this allowance, in local currency, remains at September 30, 2017. Separately, we released an indirect tax loss contingency, which was initially recorded in the fourth quarter of 2016, for a benefit of approximately $50 million during the first quarter of 2017; see Note 16, "Commitments and Contingencies" for details.

Income (loss) from continuing operations before income taxes includes the impact of special items. Refer to Note 6, "Special Items" for further discussion. Additionally, various costs associated with the Acquisition, including its related financing, were recorded for the three and nine months ended September 30, 2017, and September 30, 2016. Refer to Note 4, "Acquisition and Investments" for further details.

	As of
	September 30, 2017	December 31, 2016(1)
	(In millions)
U.S.	$19,753.5	$19,844.7
Canada	4,604.0	4,206.8
Europe	5,371.6	4,673.7
International	302.7	302.8
Corporate	645.9	313.5
Consolidated total assets	$30,677.7	$29,341.5

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
Under the acquisition method of accounting, MCBC recorded all assets acquired and liabilities assumed at their respective acquisition-date fair values. The excess of total consideration, including the estimated fair value of our previously held equity interest in MillerCoors, over the net identifiable assets acquired and liabilities assumed was recorded as goodwill. During the nine months ended September 30, 2017, we recorded adjustments to our preliminary purchase price allocation, primarily related to the recognition of certain deferred tax assets, partially offset by the recognition of certain accrued liabilities. The net impact of these changes was a decrease to goodwill of $92.1 million. There were no other changes to our allocated amounts during the first three quarters of 2017, and our purchase price allocation is now finalized.
Separately, early in the fourth quarter of 2017, and prior to the completion of our one year measurement period, we completed the allocation of goodwill to our reporting units resulting from synergies, with the goodwill predominantly assigned to the U.S. reporting unit, and a portion allocated to the Canada and Europe reporting units.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information gives effect to the Acquisition and the completed financing as if they were completed on January 1, 2016, the first day of our 2016 fiscal year and the pro forma adjustments are based on items that are factually supportable, are directly attributable to the Acquisition and are expected to have a continuing impact on MCBC's results of operations. The unaudited pro forma financial information has been calculated after applying MCBC’s accounting policies and adjusting the results of MillerCoors to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from January 1, 2016, together with the consequential tax effects. Pro forma adjustments have been made to remove non-recurring transaction-related costs included in historical results as well as to reflect the incremental interest expense to be prospectively incurred on the debt and term loans issued to finance the Acquisition, in addition to other pro forma adjustments. See the below table for significant non-recurring costs. Also, see Note 7, "Other Income and Expense" for details related to certain financing-related expenses incurred.
Additionally, the following unaudited pro forma financial information does not reflect the impact of the acquisition of the Miller global brand portfolio and other assets primarily related to the Miller International Business as we are not able to estimate the historical results of operations from this business and have concluded, based on the limited information available to MCBC, that it is insignificant to the overall Acquisition. The purchase price allocation reflects the estimated value allocated to the Miller global brand portfolio reported within identifiable intangible assets subject to amortization.
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

	Three Months Ended	Nine Months Ended
	September 30, 2016
	(in millions, except per share amounts)
Net sales	$2,944.6	$8,515.2
Net income from continuing operations attributable to MCBC	$318.9	$885.6
Net income attributable to MCBC	$318.9	$883.3
Net income from continuing operations attributable to MCBC per share:
Basic	$1.48	$4.12
Diluted	$1.47	$4.10

For the three and nine months ended September 30, 2016, the following non-recurring charges (benefits) directly attributable to the Acquisition were made as adjustments to our pro forma results to remove the impact from our historical operating results within the below noted line items.

	Three Months Ended	Nine Months Ended
	September 30, 2016
	(In millions)
Non-recurring charges (benefits)			Location
Other transaction-related costs	$17.2	$51.7	Marketing, general and administrative expenses
Bridge loan - amortization of financing costs	$24.8	$63.4	Other income (expense)
Foreign currency forwards and transactional foreign currency - net gain	$(13.8)	$(2.2)	Other income (expense)
Term loan - commitment fee	$1.3	$3.8	Interest expense, net
Swaption - unrealized loss	$—	$36.4	Interest expense, net
Interest income earned on money market and fixed rate deposit accounts	$(10.6)	$(17.0)	Interest income, net
MillerCoors Pre-Acquisition Financial Information
Summarized financial information for MillerCoors for the periods prior to the Acquisition under the equity method of accounting are as follows:
Results of Operations

	Three Months Ended	Nine Months Ended
	September 30, 2016
	(in millions)
Net sales	$2,007.7	$5,950.5
Cost of goods sold	(1,150.8)	(3,358.3)
Gross profit	$856.9	$2,592.2
Operating income(1)	$373.4	$1,145.6
Net income attributable to MillerCoors(1)	$369.2	$1,134.0

(1)
Results include special charges related to the closure of the Eden, North Carolina, brewery of $8.3 million and $84.6 million for the three and nine months ended September 30, 2016, respectively, including $34.3 million and $103.2 million of accelerated depreciation in excess of normal depreciation associated with the brewery. Special items during the three and nine months ended September 30, 2016, also include a postretirement benefit curtailment gain related to the closure of Eden of $25.7 million.

The following represents our proportionate share in net income attributable to MillerCoors reported under the equity method of accounting prior to the Acquisition:

	Three Months Ended	Nine Months Ended
	September 30, 2016
	(in millions, except percentages)
Net income attributable to MillerCoors	$369.2	$1,134.0
MCBC's economic interest	42%	42%
MCBC's proportionate share of MillerCoors' net income	155.1	476.3
Amortization of the difference between MCBC's contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors	1.1	3.3
Share-based compensation adjustment(1)	(0.5)	(0.7)
U.S. import tax benefit(2)	1.2	12.3
Equity income in MillerCoors	$156.9	$491.2

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

The following table summarizes our transactions with MillerCoors prior to the Acquisition when it was accounted for under the equity method of accounting:

	Three Months Ended	Nine Months Ended
	September 30, 2016
	(In millions)
Beer sales to MillerCoors	$2.6	$7.2
Beer purchases from MillerCoors	$9.3	$31.4
Service agreement costs and other charges to MillerCoors	$0.6	$1.9
Service agreement costs and other charges from MillerCoors	$0.7	$0.9
Investments
Our investments include both equity method and consolidated investments. Those entities identified as variable interest entities ("VIEs") have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, consolidate these entities. None of our consolidated VIEs held debt as of September 30, 2017, or December 31, 2016. We have not provided any financial support to any of our VIEs during the year that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. As of September 30, 2017, and December 31, 2016, our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K."), Grolsch U.K. Ltd. ("Grolsch"), Rocky Mountain Metal Container ("RMMC") and Rocky Mountain Bottle Company ("RMBC"). RMMC and RMBC were previously consolidated VIEs of MillerCoors and as a result of the Acquisition, are now MCBC consolidated VIEs. Our unconsolidated VIEs are Brewers Retail Inc. ("BRI") and Brewers' Distributor Ltd. ("BDL").
Both BRI and BDL have outstanding third party debt which is guaranteed by its shareholders. As a result, we have a guarantee liability of $47.0 million and $31.7 million recorded as of September 30, 2017, and December 31, 2016, respectively, which is presented within accounts payable and other current liabilities on the unaudited condensed consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The carrying value of the guarantee liability equals fair value, which considers an adjustment for our own non-performance risk and is considered a Level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our respective equity method investment within the unaudited condensed consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.

Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	September 30, 2017		December 31, 2016
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Grolsch	$9.0	$0.2	$4.4	$0.5
Cobra U.K.	$17.4	$0.2	$14.2	$1.1
RMMC	$71.2	$4.3	$70.2	$3.5
RMBC	$55.4	$2.3	$53.1	$2.5

5. Share-Based Payments
We have one share-based compensation plan, the MCBC Incentive Compensation Plan (the "Incentive Compensation Plan"), as of September 30, 2017, and all outstanding awards fall under this plan. During the three and nine months ended September 30, 2017, and September 30, 2016, we recognized share-based compensation expense related to the following Class B common stock awards to certain directors, officers and other eligible employees, pursuant to the Incentive Compensation Plan: restricted stock units ("RSUs"), deferred stock units ("DSUs"), performance share units ("PSUs") and stock options. The settlement amount of the PSUs is determined based on market and performance metrics, which include our total shareholder return performance relative to the S&P 500 and specified internal performance metrics designed to drive greater shareholder return. PSU compensation expense is based on a fair value assigned to the market metric using a Monte Carlo model upon grant, which remains constant throughout the vesting period of three years, and a performance multiplier, which will vary due to changing estimates of the performance metric condition.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In millions)
Pretax compensation expense	$14.6	$6.9	$46.2	$20.0
Tax benefit	(5.1)	(1.9)	(15.9)	(5.7)
After-tax compensation expense	$9.5	$5.0	$30.3	$14.3
The increase in expense in the first three quarters of 2017 was primarily driven by the issuance of replacement awards to MillerCoors employees in connection with the completion of the Acquisition, as well as accelerated expense related to certain awards during the first quarter of 2017.
As of September 30, 2017, there was $75.0 million of total unrecognized compensation expense from all share-based compensation arrangements granted under the Incentive Compensation Plan, related to unvested awards. This total compensation expense is expected to be recognized over a weighted-average period of 1.8 years.

	RSUs and DSUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 31, 2016	0.8	$87.01	0.5	$81.67
Granted	0.3	$92.12	0.2	$97.13
Vested	(0.3)	$77.51	(0.2)	$57.46
Converted(1)	0.3	$106.17	(0.1)	$106.17
Forfeited	—	$—	—	$—
Non-vested as of September 30, 2017	1.1	$95.64	0.4	$89.53

(1)
During the three months ended March 31, 2017, the MillerCoors 2016 PSU replacement awards were converted to RSUs under the Incentive Compensation Plan based on the achievement of the performance metric during the one year performance period ended December 31, 2016. These awards cliff vest at the end of a three year service period in the first quarter of 2019.

The weighted-average fair value per unit for the non-vested PSUs is $110.54 as of September 30, 2017.

	Stock options and SOSARs
	Awards	Weighted-average exercise price per share	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2016	1.5	$59.79	5.4	$58.2
Granted	0.2	$96.77
Exercised	(0.2)	$56.23
Forfeited	—	$—
Outstanding as of September 30, 2017	1.5	$64.10	5.3	$31.0
Expected to vest at September 30, 2017	0.4	$89.79	8.7	$0.4
Exercisable at September 30, 2017	1.1	$56.24	4.3	$30.6
The total intrinsic values of stock options and SOSARs exercised during the nine months ended September 30, 2017, and September 30, 2016, were $6.9 million and $15.0 million, respectively. During the nine months ended September 30, 2017, and September 30, 2016, cash received from stock option exercises was $3.6 million and $8.2 million, respectively, and total tax benefits realized, including excess tax benefits, from share-based awards vested or exercised was $20.0 million and $13.1 million, respectively.
The fair value of each option granted in the first three quarters of 2017 and 2016 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended
	September 30, 2017	September 30, 2016
Risk-free interest rate	2.04%	1.40%
Dividend yield	1.64%	1.81%
Volatility range	22.40%-22.88%	23.16%-24.64%
Weighted-average volatility	22.52%	23.53%
Expected term (years)	5.1	5.2
Weighted-average fair market value	$18.66	$16.65
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

The fair value of the market metric for each PSU granted in the first three quarters of 2017 and 2016 was determined on the date of grant using a Monte Carlo model to simulate total stockholder return for MCBC and peer companies with the following weighted-average assumptions:

	Nine Months Ended
	September 30, 2017	September 30, 2016
Risk-free interest rate	1.59%	1.04%
Dividend yield	1.64%	1.81%
Volatility range	13.71%-80.59%	14.10%-77.11%
Weighted-average volatility	24.24%	23.68%
Expected term (years)	2.8	2.8
Weighted-average fair market value	$97.13	$90.49
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
As of September 30, 2017, there were 4.3 million shares of the Company's Class B common stock available for issuance as awards under the Incentive Compensation Plan.
6. Special Items
We have incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these charges (benefits) as special items.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In millions)
Employee-related charges
Restructuring	$0.8	$(0.4)	$2.1	$(2.2)
Canada - OPEB curtailment gain	—	—	(2.9)	—
Impairments or asset abandonment charges
U.S. - Asset abandonment(1)	0.1	—	14.5	—
Canada - Asset abandonment(2)	6.1	1.3	8.4	3.8
Europe - Asset abandonment(3)	1.9	3.5	7.1	8.3
International - Asset impairment and write-off(4)	—	—	—	30.8
Unusual or infrequent items
Europe - Flood loss (insurance reimbursement), net(5)	—	(9.3)	—	(9.3)
Termination fees and other (gains) losses
Canada - Gain on sale of asset(2)	—	—	—	(110.4)
Europe - Gain on sale of asset(3)	(4.8)	—	(4.8)	—
Total Special items, net	$4.1	$(4.9)	$24.4	$(79.0)

(1)
During the third quarter of 2015, MillerCoors announced plans to close its brewery in Eden, North Carolina, in an effort to optimize the brewery footprint and streamline operations for greater efficiencies. Products produced in Eden were transitioned to other breweries in the U.S. supply chain network and the Eden brewery is now closed. For the three and nine months ended September 30, 2017, certain costs related to the closure of the brewery were recorded within special items.

(2)
As part of our ongoing strategic review of our Canadian supply chain network, we completed the sale of our Vancouver brewery on March 31, 2016, and we recognized a gain of $110.4 million within special items in the first quarter of 2016, resulting in net cash proceeds received in the second quarter of 2016 of CAD 183.1 million ($140.8 million). In conjunction with the sale of the brewery, we agreed to leaseback the existing property to continue operations on an uninterrupted basis while our new brewery is being constructed. We have evaluated this transaction pursuant to the accounting guidance for sale-leaseback transactions, and concluded that the relevant criteria had been met for full gain recognition. Additionally, during the three and nine months ended September 30, 2017, and 2016, we incurred other abandonment charges, consisting primarily of accelerated depreciation charges in excess of normal depreciation, related to the planned closure of the Vancouver brewery, which is currently expected to occur in the third quarter of 2019.
Additionally, in the third quarter of 2017, as a result of the continuation of this strategic review, we announced the plan to build a more efficient and flexible brewery in the greater Montreal area. As a result of this decision, we have begun to develop plans to transition out of our existing Montreal brewery. Accordingly, we incurred accelerated depreciation charges associated with the existing brewery closure in the third quarter of 2017, of which the amount in excess of normal depreciation is recorded within special items. We expect to incur additional charges, including estimated accelerated depreciation charges in excess of normal depreciation of approximately CAD 95 million, through final closure of the brewery, which is currently expected to occur in 2021. However, due to the uncertainty inherent in our estimates, these estimated future accelerated depreciation charges as well as the timing of the brewery closure are subject to change.

(3)
As a result of our continued strategic review of our European supply chain network, for the three and nine months ended September 30, 2017, and 2016, we incurred charges consisting primarily of accelerated depreciation in excess of normal depreciation related to the planned closure of our Burton South brewery. Separately, during the three months ended September 30, 2017, we completed the sale of land related to our previously closed Plovdiv brewery and received net cash proceeds of $8.2 million and recognized a gain of $4.8 million within special items.

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

Restructuring Activities
Beginning in 2016, restructuring initiatives related to the integration of MillerCoors after the completion of the Acquisition were implemented in order to operate a more efficient business and achieve cost saving targets which to-date resulted in reduced employment levels by approximately 84 employees. Severance costs related to these restructuring activities were recorded as special items within our unaudited condensed consolidated statements of operations. As we continually evaluate our cost structure and seek opportunities for further efficiencies and cost savings as part of these initiatives, we may incur additional restructuring related charges in the future, however, we are unable to estimate the amount of charges at this time.
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

	U.S.	Canada	Europe	International	Corporate	Total
	(In millions)
Total at December 31, 2016	$5.1	$5.9	$2.8	$0.2	$0.7	$14.7
Charges incurred and changes in estimates	0.7	(0.3)	0.1	1.5	0.1	2.1
Payments made	(5.1)	(1.4)	(1.2)	(0.8)	(0.7)	(9.2)
Foreign currency and other adjustments	—	0.4	0.2	—	—	0.6
Total at September 30, 2017	$0.7	$4.6	$1.9	$0.9	$0.1	$8.2

	U.S.	Canada	Europe	International	Corporate	Total
	(In millions)
Total at December 31, 2015	$—	$2.3	$5.6	$1.3	$—	$9.2
Payments made	—	(0.1)	(0.7)	(1.3)	—	(2.1)
Changes in estimates	—	—	(2.2)	—	—	(2.2)
Foreign currency and other adjustments	—	—	(0.4)	—	—	(0.4)
Total at September 30, 2016	$—	$2.2	$2.3	$—	$—	$4.5

7. Other Income and Expense

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In millions)
Bridge loan commitment fees(1)	$—	$(24.8)	$—	$(63.4)
Gain on sale of non-operating asset	—	8.8	—	8.8
Gain (loss) from other foreign exchange and derivative activity, net(2)	(2.4)	16.7	(9.1)	9.8
Other, net(3)	(0.1)	0.1	8.5	(0.1)
Other income (expense), net	$(2.5)	$0.8	$(0.6)	$(44.9)

(1)
During the first three quarters of 2016, we recognized amortization of commitment fees and other financing costs incurred in connection with our bridge loan agreement entered into subsequent to the announcement of the Acquisition. In conjunction with the July 7, 2016, debt issuance, we terminated the bridge loan agreement and accelerated the remaining unamortized fees of $24.8 million associated with the bridge loan to other income (expense) during the third quarter of 2016.

(2)
During the three and nine months ended September 30, 2016, we recorded unrealized gains of $13.8 million and $2.2 million, respectively, related to the foreign currency forwards we entered into in the second quarter of 2016, in connection with our July 7, 2016, debt issuance.

(3)
During the first quarter of 2017, we recorded a gain of CAD 10.6 million, or $8.1 million, resulting from a purchase price adjustment related to the historical sale of Molson Inc.’s ownership interest in the Montreal Canadiens. The CAD 10.6 million was paid by the Montreal Canadiens, which is considered an affiliate of MCBC, in the first quarter of 2017.

8. Income Tax

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Effective tax rate	34%	9%	29%	10%

Our effective tax rates were lower than the U.S. federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our foreign businesses, driven by lower statutory income tax rates and tax planning impacts on statutory taxable income, as well as the impact of discrete items. The increase in the effective tax rate during the third quarter and first nine months of 2017 versus 2016, is primarily driven by the inclusion of 100% of MillerCoors' pretax income following the completion of the Acquisition, which is subject to the U.S. federal and state income tax rates, as well as the favorable impacts of tax benefits recognized in the prior year from transaction-related costs resulting from the Acquisition and favorable tax treatment associated with the sale of our Vancouver brewery in the first quarter of 2016. These drivers were further impacted by a net discrete tax expense recognized in 2017 compared to a net discrete tax benefit recognized in 2016. Specifically, our total net discrete tax expense was $29.5 million and $19.8 million in the third quarter and first nine months of 2017, respectively, versus a $5.0 million and $17.2 million net discrete tax benefit recognized in the third quarter and first nine months of 2016, respectively. The net discrete tax expense recognized during the third quarter of 2017 was driven primarily by certain acquisition-related permanent items. The net discrete tax expense recognized during the first nine months of 2017 was driven by the above mentioned acquisition-related permanent items, as well as the recognition of liabilities for uncertain tax positions, partially offset by the release of valuation allowances in certain jurisdictions and excess tax benefits from share-based compensation.
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

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In millions, except per share amounts)
Amounts attributable to Molson Coors Brewing Company:
Net income (loss) from continuing operations	$280.2	$202.5	$803.8	$539.8
Income (loss) from discontinued operations, net of tax	(0.2)	—	0.8	(2.3)
Net income (loss) attributable to Molson Coors Brewing Company	$280.0	$202.5	$804.6	$537.5
Weighted-average shares for basic EPS	215.5	214.8	215.4	211.1
Effect of dilutive securities:
RSUs, DSUs, and PSUs	0.6	1.0	0.6	1.0
Stock options and SOSARs	0.4	0.5	0.5	0.5
Weighted-average shares for diluted EPS	216.5	216.3	216.5	212.6
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.30	$0.94	$3.73	$2.56
From discontinued operations	—	—	0.01	(0.01)
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$1.30	$0.94	$3.74	$2.55
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.29	$0.94	$3.71	$2.54
From discontinued operations	—	—	0.01	(0.01)
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$1.29	$0.94	$3.72	$2.53
Dividends declared and paid per share	$0.41	$0.41	$1.23	$1.23
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
The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In millions)
RSUs and stock options	0.4	0.1	0.3	0.1
Class B Common Stock Equity Issuance
On February 3, 2016, we completed an underwritten public offering of our Class B common stock to partially fund the Acquisition, which increased the number of Class B common shares issued and outstanding by 29.9 million shares, and received proceeds of $2.5 billion, net of issuance costs.

10. Goodwill and Intangible Assets

	U.S.	Canada	Europe	International	Consolidated
Changes in Goodwill:		(In millions)
Balance at December 31, 2016	$6,415.6	$567.6	$1,260.5	$6.4	$8,250.1
Adjustments to preliminary purchase price allocation(1)	(92.1)	—	—	—	(92.1)
Foreign currency translation	—	44.1	144.5	0.3	188.9
Balance at September 30, 2017	$6,323.5	$611.7	$1,405.0	$6.7	$8,346.9

(1)
During the nine months ended September 30, 2017, we recorded adjustments to our preliminary purchase price allocation. Separately, early in the fourth quarter, and prior to the completion of the one year measurement period, we completed the allocation of goodwill to our reporting units resulting from synergies, with the goodwill predominantly assigned to the U.S. reporting unit, and a portion allocated to the Canada and Europe reporting units. Refer to Note 4, "Acquisition and Investments" for further details.

The following table presents details of our intangible assets, other than goodwill, as of September 30, 2017:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$5,200.1	$(464.9)	$4,735.2
License agreements and distribution rights	15 - 28	236.4	(102.3)	134.1
Other	2 - 40	141.4	(38.4)	103.0
Intangible assets not subject to amortization:
Brands	Indefinite	8,194.9	—	8,194.9
Distribution networks	Indefinite	811.1	—	811.1
Other	Indefinite	337.5	—	337.5
Total		$14,921.4	$(605.6)	$14,315.8
The following table presents details of our intangible assets, other than goodwill, as of December 31, 2016:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$4,876.3	$(288.2)	$4,588.1
License agreements and distribution rights	15 - 28	225.9	(89.4)	136.5
Other	2 - 40	129.3	(26.4)	102.9
Intangible assets not subject to amortization:
Brands	Indefinite	8,114.2	—	8,114.2
Distribution networks	Indefinite	752.6	—	752.6
Other	Indefinite	337.6	—	337.6
Total		$14,435.9	$(404.0)	$14,031.9
The changes in the gross carrying amounts of intangibles from December 31, 2016, to September 30, 2017, are primarily driven by the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies.

Based on foreign exchange rates as of September 30, 2017, the estimated future amortization expense of intangible assets is as follows:

Fiscal year	Amount
(In millions)
2017 - remaining	$55.9
2018	$222.9
2019	$222.0
2020	$221.0
2021	$215.5
Amortization expense of intangible assets was $55.8 million and $9.8 million for the three months ended September 30, 2017, and September 30, 2016, respectively, and $166.1 million and $29.5 million for the nine months ended September 30, 2017, and September 30, 2016, respectively. The increase in amortization expense over the prior year is primarily attributable to the addition of MillerCoors definite-lived intangible asset amortization following the completion of the Acquisition, as well as the reclassification of the Molson core brand intangible assets from indefinite to definite-lived following the completion of our annual impairment test as of October 1, 2016. This expense is primarily presented within marketing, general and administrative expenses on the unaudited condensed consolidated statements of operations.
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
Indefinite and Definite-Lived Intangibles
Regarding indefinite and definite-lived intangibles, we continuously monitor the performance of the underlying assets for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the first three quarters of 2017 that resulted in an impairment.

11. Debt
Debt obligations

	As of
	September 30, 2017	December 31, 2016
	(In millions)
Long-term debt:
Senior notes(1)	$11,372.0	$9,842.2
Term loans(2)	—	2,300.0
Other long-term debt	2.0	2.2
Less: unamortized debt discounts and debt issuance costs	(78.7)	(85.0)
Less: current portion of long-term debt	(721.1)	(671.7)
Total long-term debt	$10,574.2	$11,387.7

Short-term borrowings:
Commercial paper program(3)	$1,004.7	$—
Other short-term borrowings(4)	19.2	13.1
Current portion of long-term debt	721.1	671.7
Current portion of long-term debt and short-term borrowings	$1,745.0	$684.8

(1)
As of September 30, 2017, and December 31, 2016, our senior notes consisted of CAD senior notes of $1,924.3 million and $1,785.6 million, respectively, with maturities ranging from 2017 to 2026; USD senior notes of $7,911.9 million and $7,215.2 million, respectively, with maturities ranging from 2017 to 2046; and EUR senior notes of $1,535.8 million and $841.4 million, respectively, with maturities ranging from 2019 to 2024. As of September 30, 2017, and December 31, 2016, the aggregate weighted-average effective coupon interest rates of our senior notes were 2.89% and 3.33%, respectively.

On March 15, 2017, MCBC issued approximately $1.5 billion of senior notes, consisting of $500 million 1.90% senior notes due March 15, 2019, and $500 million 2.25% senior notes due March 15, 2020 (collectively, the "2017 USD Notes") and EUR 500 million floating rate senior notes due March 15, 2019 ("2017 EUR Notes") (2017 USD Notes and 2017 EUR Notes, collectively, the "2017 Notes"). We bear quarterly interest on the 2017 EUR Notes at the rate of 0.35% plus three-month EURIBOR. These issuances resulted in total proceeds of approximately $1.5 billion, net of underwriting fees and discounts of $3.1 million and $0.7 million, respectively. Total debt issuance costs capitalized in connection with these notes, including underwriting fees, discounts and other financing related costs, were $6.1 million and are being amortized over the respective terms of the 2017 Notes. The 2017 Notes began accruing interest upon issuance, with quarterly payments due on the 2017 EUR Notes beginning June 15, 2017, and semi-annual payments due on the 2017 USD Notes beginning September 15, 2017.

In the first quarter of 2017, we entered into interest rate swaps to economically convert our fixed rate 2017 USD Notes to floating rate debt. As a result of these hedge programs, the carrying value of the $500 million 1.90% notes and $500 million 2.25% notes include adjustments of $0.7 million decreasing and $0.3 million decreasing, respectively, for fair value movements attributable to the benchmark interest rate as of September 30, 2017.
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
During the second quarter of 2017, we repaid our $300.0 million 2.0% notes using commercial paper. Subsequent to the third quarter of 2017, on October 6, 2017, we repaid our CAD 500.0 million 3.95% notes as further discussed below.

(2)
During the first quarter of 2017, the net proceeds from the 2017 Notes were used to repay the remaining $800.0 million on our 3-year tranche term loan due 2019 and make principal payments of $700.0 million on our 5-year tranche term loan due 2021, and accordingly we accelerated the related unamortized debt issuance costs. During the second quarter of 2017, we made principal payments of $400.0 million on our 5-year tranche term loan due 2021, and accordingly we accelerated the related unamortized debt issuance costs. During the third quarter of 2017, we repaid the remaining $400.0 million on our 5-year tranche term loan due 2021 utilizing borrowings under our commercial paper program, thereby further reducing our available borrowings under our $1.5 billion revolving multi-credit facility as further discussed below, and accordingly, recorded the remaining accelerated unamortized debt issuance costs to interest expense. The term loans were fully repaid as of July 19, 2017.

(3)
As of September 30, 2017, the outstanding borrowings under our commercial paper program were approximately $1.0 billion at a weighted-average effective interest rate and tenor of 1.64% and 35 days, respectively. There were no outstanding borrowings under our commercial paper program as of December 31, 2016. During the third quarter of 2017, we increased the size of our commercial paper program to a maximum amount of $1.5 billion. We used proceeds from the commercial paper to fund the repayment of our CAD 500.0 million 3.95% notes due October 6, 2017. As noted above, we also used commercial paper to repay our $300.0 million 2.0% notes during the second quarter of 2017 and the remaining outstanding balance on our 5-year tranche term loan during the third quarter of 2017.

(4)
As of September 30, 2017, we had $13.2 million in bank overdrafts and $88.2 million in bank cash related to our cross-border, cross-currency cash pool, for a net positive position of $75.0 million. As of December 31, 2016, we had $2.6 million in bank overdrafts and $18.0 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $15.4 million. We had total outstanding borrowings of $3.1 million and $7.0 million under our two Japanese Yen ("JPY") overdraft facilities as of September 30, 2017, and December 31, 2016, respectively. In addition, we have GBP and CAD lines of credit under which we had no borrowings as of September 30, 2017, or December 31, 2016.

Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of September 30, 2017, and December 31, 2016, the fair value of our outstanding long-term debt (including the current portion of long-term debt) was approximately $11.6 billion and $12.0 billion, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.

Revolving Credit Facility
On July 7, 2017, we entered into a 5-year, $1.5 billion revolving multi-currency credit facility, which provides a $150 million sub-facility available for the issuance of letters of credit. This $1.5 billion revolving credit facility replaced our pre-existing $750 million revolving credit facility, which would have matured in the second quarter of 2019. In connection with the new revolving credit facility, we increased the size of our existing commercial paper program to a maximum aggregate amount outstanding at any time of $1.5 billion. Concurrent with these transactions, in the third quarter of 2017, we incurred $3.4 million of issuance costs related to the $1.5 billion revolving credit facility, which are being amortized over the term of the agreement.
As of September 30, 2017, we had approximately $495 million available to draw under our $1.5 billion revolving multi-currency credit facility, as the borrowing capacity is reduced by borrowings under our commercial paper program. We have no other borrowings drawn on this revolving credit facility as of September 30, 2017.
Additionally, under the new $1.5 billion revolving credit facility, the maximum leverage ratio has changed from 5.75x debt to EBITDA, with a decline to 3.75x debt to EBITDA in the fourth year following the closing of the Acquisition, to a maximum leverage ratio of 5.75x debt to EBITDA, with a decline to 4.00x debt to EBITDA as of the last day of the fiscal quarter ending December 31, 2020.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include customary events of default and specified representations and warranties and covenants, including, among other things, covenants that restrict our ability to incur certain additional priority indebtedness, create or permit liens on assets, or engage in mergers or consolidations. As of September 30, 2017, we were in compliance with all of these restrictions and have met all debt payment obligations. All of our outstanding senior notes as of September 30, 2017, rank pari-passu.

12. Inventories

	As of
	September 30, 2017	December 31, 2016
	(In millions)
Finished goods	$261.6	$213.8
Work in process	91.6	81.6
Raw materials	227.1	238.5
Packaging materials	55.7	58.8
Inventories, net	$636.0	$592.7

13. Accumulated Other Comprehensive Income (Loss) ("AOCI")

	MCBC shareholders
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2016	$(994.1)	$21.2	$(502.7)	$(69.9)	$(1,545.5)
Foreign currency translation adjustments	555.8	—	0.1	—	555.9
Unrealized gain (loss) on derivative and non-derivative financial instruments	—	(181.7)	—	—	(181.7)
Reclassification of derivative (gain) loss to income	—	0.7	—	—	0.7
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	18.5	—	18.5
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	4.1	4.1
Tax benefit (expense)	48.7	65.4	(3.5)	(1.2)	109.4
As of September 30, 2017	$(389.6)	$(94.4)	$(487.6)	$(67.0)	$(1,038.6)

Reclassifications from AOCI to income:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	Reclassifications from AOCI				Location of gain (loss) recognized in income
	(In millions)
Gain/(loss) on cash flow hedges:
Forward starting interest rate swaps	$(1.0)	$(1.0)	$(2.9)	$(2.9)	Interest expense, net
Foreign currency forwards	0.1	(1.9)	(2.0)	(5.9)	Other income (expense), net
Foreign currency forwards	(0.5)	2.9	4.2	12.2	Cost of goods sold
Total income (loss) reclassified, before tax	(1.4)	—	(0.7)	3.4
Income tax benefit (expense)	0.5	—	0.2	(0.3)
Net income (loss) reclassified, net of tax	$(0.9)	$—	$(0.5)	$3.1

Amortization of defined benefit pension and other postretirement benefit plan items:
Prior service benefit (cost)	$(0.2)	$(0.3)	$(0.5)	$(0.6)	(1)
Curtailment and net actuarial gain (loss)	(8.1)	(7.4)	(18.0)	(23.0)	(1)
Total income (loss) reclassified, before tax	(8.3)	(7.7)	(18.5)	(23.6)
Income tax benefit (expense)	1.6	0.8	3.5	2.7
Net income (loss) reclassified, net of tax	$(6.7)	$(6.9)	$(15.0)	$(20.9)

Total income (loss) reclassified, net of tax	$(7.6)	$(6.9)	$(15.5)	$(17.8)

(1)	These components of AOCI are included in the computation of net periodic pension and other postretirement benefit cost. See Note 15, "Pension and Other Postretirement Benefits" for additional details.

14. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented in Notes 1 and 16 of the Notes included in our Annual Report and did not significantly change during the first three quarters of 2017. As noted in Note 16 of the Notes included in our Annual Report, due to the nature of our counterparty agreements, and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and, therefore, present our derivative positions on a gross basis in our unaudited condensed consolidated balance sheets. Except as noted below, our significant derivative positions have not changed considerably since year-end.
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
We entered into these interest rate swap agreements to minimize exposure to changes in the fair value of each of our $500 million notes that results from fluctuations in the benchmark interest rate, specifically LIBOR, and have designated these swaps as fair value hedges and determined that there is zero ineffectiveness. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged item are recognized in earnings. The changes in fair value of the two $500 million interest rate swaps were recorded in interest expense in our unaudited condensed consolidated statement of operations and were fully offset by changes in fair value of the two $500 million notes attributable to the benchmark interest rate, also recorded to interest expense. See Note 11, "Debt" for additional details.
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
Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk, as appropriate. The table below summarizes our derivative assets and liabilities that were measured at fair value as of September 30, 2017, and December 31, 2016.

		Fair value measurements as of September 30, 2017
	Total at September 30, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Interest rate swaps	$(1.0)	$—	$(1.0)	$—
Foreign currency forwards	(13.0)	—	(13.0)	—
Commodity swaps	80.9	—	80.9	—
Total	$66.9	$—	$66.9	$—

		Fair value measurements as of December 31, 2016
	Total at December 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Foreign currency forwards	$14.4	$—	$14.4	$—
Commodity swaps	(18.1)	—	(18.1)	—
Total	$(3.7)	$—	$(3.7)	$—

As of September 30, 2017, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the three and nine months ended September 30, 2017, were all included in Level 2.
Results of Period Derivative Activity
The tables below include the year-to-date results of our derivative activity in the unaudited condensed consolidated balance sheets as of September 30, 2017, and December 31, 2016, and the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2017, and September 30, 2016.

Fair Value of Derivative Instruments in the Unaudited Condensed Consolidated Balance Sheets (in millions):

	September 30, 2017
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate swaps	$1,000.0	Other current assets	$—	Accounts payable and other current liabilities	$—
		Other non-current assets	—	Other liabilities	(1.0)
Foreign currency forwards	$309.6	Other current assets	0.3	Accounts payable and other current liabilities	(6.6)
		Other non-current assets	—	Other liabilities	(6.7)
Total derivatives designated as hedging instruments			$0.3		$(14.3)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$601.4	Other current assets	$41.2	Accounts payable and other current liabilities	$(4.6)
		Other non-current assets	48.1	Other liabilities	(3.8)
Commodity options(1)	$10.6	Other current assets	0.1	Accounts payable and other current liabilities	(0.1)
Total derivatives not designated as hedging instruments			$89.4		$(8.5)

	December 31, 2016
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Foreign currency forwards	$329.4	Other current assets	$12.0	Accounts payable and other current liabilities	$(0.3)
		Other non-current assets	3.3	Other liabilities	(0.6)
Total derivatives designated as hedging instruments			$15.3		$(0.9)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$791.4	Other current assets	$11.8	Accounts payable and other current liabilities	$(23.3)
		Other non-current assets	12.6	Other liabilities	(19.2)
Commodity options(1)	$13.6	Other current and non-current assets	—	Accounts payable and other current liabilities and other liabilities	—
Total derivatives not designated as hedging instruments			$24.4		$(42.5)

(1)	Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.
The Pretax Effect of Derivative Instruments on the Unaudited Condensed Consolidated Statements of Operations (in millions):

For the Three Months Ended September 30, 2017
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(1.0)	Interest expense, net	$—
Foreign currency forwards	(10.1)	Other income (expense), net	0.1	Other income (expense), net	—
		Cost of goods sold	(0.5)	Cost of goods sold	—
Total	$(10.1)		$(1.4)		$—

For the Three Months Ended September 30, 2017
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$(31.0)	Other income (expense), net	$—	Other income (expense), net	$—
EUR 500 million notes due 2019	(19.4)	Other income (expense), net	—	Other income (expense), net	—
Total	$(50.4)		$—		$—

For the Three Months Ended September 30, 2017
Derivatives in fair value hedge relationships	Amount of gain (loss) recognized in income on derivative	Location of gain (loss)recognized in income
Interest rate swaps	$(1.1)	Interest expense, net
Total	$(1.1)

For the Three Months Ended September 30, 2016
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(1.0)	Interest expense, net	$—
Foreign currency forwards	0.2	Other income (expense), net	(1.9)	Other income (expense), net	—
		Cost of goods sold	2.9	Cost of goods sold	—
Total	$0.2		$—		$—

For the Three Months Ended September 30, 2016
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$(13.8)	Other income (expense), net	$—	Other income (expense), net	$—
Total	$(13.8)		$—		$—

For the Nine Months Ended September 30, 2017
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(2.9)	Interest expense, net	$—
Foreign currency forwards	(24.0)	Other income (expense), net	(2.0)	Other income (expense), net	—
		Cost of goods sold	4.2	Cost of goods sold	—
Total	$(24.0)		$(0.7)		$—

For the Nine Months Ended September 30, 2017
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
EUR 800.0 million notes due 2024	$(103.7)	Other income (expense), net	$—	Other income (expense), net	$—
EUR 500 million notes due 2019	(54.0)	Other income (expense), net	—	Other income (expense), net	—
Total	$(157.7)		$—		$—

For the Nine Months Ended September 30, 2017
Derivatives in fair value hedge relationships	Amount of gain (loss) recognized in income on derivative	Location of gain (loss)recognized in income
Interest rate swaps	$(1.0)	Interest expense, net
Total	$(1.0)

For the Nine Months Ended September 30, 2016
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(2.9)	Interest expense, net	$—
Foreign currency forwards	(29.0)	Other income (expense), net	(5.9)	Other income (expense), net	—
		Cost of goods sold	12.2	Cost of goods sold	—
Total	$(29.0)		$3.4		$—

For the Nine Months Ended September 30, 2016
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$(13.8)	Other income (expense), net	$—	Other income (expense), net	$—
Total	$(13.8)		$—		$—

We expect net losses of approximately $9 million (pretax) recorded in AOCI at September 30, 2017, will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged at September 30, 2017, is approximately three years.
Other Derivatives (in millions):

For the Three Months Ended September 30, 2017
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$51.7
Total		$51.7

For the Three Months Ended September 30, 2016
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$1.2
Foreign currency forwards	Other income (expense), net	8.0
Total		$9.2

For the Nine Months Ended September 30, 2017
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$99.7
Foreign currency forwards	Other income (expense), net	(8.3)
Total		$91.4

For the Nine Months Ended September 30, 2016
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$9.3
Foreign currency forwards	Other income (expense), net	(4.2)
Swaptions	Interest expense, net	(36.4)
Total		$(31.3)
Higher commodity prices in the third quarter drove the total gain recognized in income related to commodity swaps for the three and nine months ended September 30, 2017.
15. Pension and Other Postretirement Benefits ("OPEB")

	For the Three Months Ended
	September 30, 2017			September 30, 2016
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net periodic pension and OPEB cost (benefit):
Service cost	$1.9	$2.6	$4.5	$1.9	$0.4	$2.3
Interest cost	51.8	7.7	59.5	31.0	1.5	32.5
Expected return on plan assets	(68.2)	0.1	(68.1)	(38.0)	—	(38.0)
Amortization of prior service cost (benefit)	0.2	—	0.2	0.2	0.1	0.3
Amortization of net actuarial loss (gain)	8.1	—	8.1	7.4	—	7.4
Less: expected participant contributions	(0.2)	—	(0.2)	(0.1)	—	(0.1)
Net periodic pension and OPEB cost (benefit)	$(6.4)	$10.4	$4.0	$2.4	$2.0	$4.4

	For the Nine Months Ended
	September 30, 2017			September 30, 2016
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net periodic pension and OPEB cost (benefit):
Service cost	$5.6	$8.0	$13.6	$5.7	$1.6	$7.3
Interest cost	154.1	22.9	177.0	95.5	4.4	99.9
Expected return on plan assets	(201.1)	0.2	(200.9)	(118.0)	—	(118.0)
Amortization of prior service cost (benefit)	0.5	—	0.5	0.6	—	0.6
Amortization of net actuarial loss (gain)	20.9	—	20.9	23.0	—	23.0
Curtailment loss (gain)	—	(2.9)	(2.9)	—	—	—
Less: expected participant contributions	(0.5)	—	(0.5)	(0.4)	—	(0.4)
Net periodic pension and OPEB cost (benefit)	$(20.5)	$28.2	$7.7	$6.4	$6.0	$12.4
During the nine months ended September 30, 2017, employer contributions to the defined benefit pension plans were approximately $308 million, which includes a $200 million discretionary contribution to the MillerCoors pension plan made in the third quarter of 2017. Total 2017 employer contributions to the defined benefit plans are expected to be approximately $310 million, based on foreign exchange rates as of September 30, 2017.
MillerCoors' pension and OPEB expenses are not included in the three and nine months ended September 30, 2016, as prior to the completion of the Acquisition on October 11, 2016, MillerCoors' pension and OPEB expenses were reported as equity income in MillerCoors in the unaudited condensed consolidated statements of operations. BRI and BDL contributions to their defined benefit pension plans are not included above, as they are not consolidated in our financial statements.
16. Commitments and Contingencies
Discontinued Operations
Kaiser
In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In addition, we provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. The discontinued operations balances within the current and non-current liabilities of our unaudited condensed consolidated balance sheets consist entirely of our estimates of these liabilities. These liabilities are denominated in Brazilian Reais and are therefore subject to foreign exchange gains or losses, which are recognized in the discontinued operations section of the unaudited condensed consolidated statements of operations. There have been no changes in the underlying liabilities since December 31, 2016; therefore, all changes in the current and non-current liabilities of discontinued operations during the first three quarters of 2017 are due to fluctuations in foreign exchange rates from December 31, 2016, to September 30, 2017. During the three months ended September 30, 2017, and September 30, 2016, we recognized unrealized foreign exchange losses of $0.2 million and zero impact, respectively, from discontinued operations associated with foreign exchange movements related to indemnities we provided to FEMSA, and during the nine months ended September 30, 2017, and September 30, 2016, we recognized unrealized gains of $0.8 million and unrealized losses of $2.3 million, respectively. Our exposure related to the tax, civil and labor indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. Separately, the maximum potential claims amount remaining for the purchased tax credits was $110.7 million, based on foreign exchange rates as of September 30, 2017.
Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have been recorded to date, and additional future adjustments may be required.
Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of September 30, 2017, and December 31, 2016, the unaudited condensed consolidated balance sheets include liabilities related to these guarantees of $51.7 million and $36.1 million, respectively, primarily related to the guarantee of the indebtedness of our equity method investments. See Note 4, "Acquisition and Investments" for further detail.
Litigation, Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have accrued an aggregate of $19.5 million as of September 30, 2017, and $27.7 million as of December 31, 2016. While we cannot predict the eventual aggregate cost for environmental and related matters in which we are currently involved, we believe adequate reserves have been provided for losses that are probable and estimable. Further, we believe that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to our results from operations, cash flows or our financial or competitive position. Additionally, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated interim financial statements, except as otherwise noted.
In addition to the specific cases discussed below, we are involved in other disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, other than as noted, none of these disputes or legal actions are expected to have a material impact on our business, consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.
Each year since 2014, we received assessments from a local country regulatory authority related to indirect tax calculations in our Europe operations. The aggregate amount of the assessments received at the time of resolution of this matter was approximately $139 million. We challenged the validity of these assessments and defended our position regarding our method of calculation, including by following the required regulatory procedures in order to proceed with an appeal of the assessments. During the fourth quarter of 2016, following discussions with the regulatory authority and consideration of existing facts and circumstances at that time, we concluded that a portion of this estimated range of loss was deemed probable. As a result, we recorded a charge of approximately $50 million within the excise taxes line item on the consolidated statement of operations for the year ended December 31, 2016. During the first quarter of 2017, a local jurisdictional court heard evidence in this matter and subsequently ruled in our favor in April 2017. Based on this favorable ruling, we released this provision in the first quarter of 2017 as we no longer deemed this loss probable. This resulted in a benefit of approximately $50 million, recorded within the excise taxes line item on the unaudited condensed consolidated statement of operations during the quarter ended March, 31, 2017. During the second quarter of 2017, we received formal confirmation from the regulatory authority that they would not appeal the local jurisdictional court ruling, and the regulatory authority has since withdrawn its assessments. As a result, we believe this dispute is fully resolved.
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
Environmental
Our environmental matters and liabilities are presented in Note 18 of the Notes included in our Annual Report and did not significantly change during the first three quarters of 2017.

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
None of our other outstanding debt is registered with the SEC, and such other outstanding debt is guaranteed on a senior unsecured basis by the Parent and/or Subsidiary Guarantors. These guarantees are full and unconditional and joint and several. See Note 11, "Debt" for details of all debt issued and outstanding as of September 30, 2017.
Presentation
During the third quarter of 2017, we identified and corrected an error in the calculation of subsidiary guarantor equity income (loss) in subsidiaries in interim periods and for the year ended December 31, 2016. This resulted in the revisions shown below, including all relevant sub-totals. The revisions do not impact any interim periods for 2017 nor did the revisions impact the condensed consolidating balance sheets or the condensed consolidating statement of cash flows for the year ended December 31, 2016, or any interim 2016 periods. The changes to our historical condensed consolidating statements of operations are not material to the financial statements taken as a whole for any periods impacted. The corrections for the three and nine months ended September 30, 2016, are reflected in the consolidating financial information presented below. The revisions to the consolidating information for the year ended December 31, 2016, as reflected below, will be adjusted when we file our Annual Report on Form 10-K for the year ending December 31, 2017.

	Subsidiary Guarantors		Eliminations
	As previously reported	As adjusted	As previously reported	As adjusted
For the three months ended September 30, 2016:
Equity income (loss) in subsidiaries	$(19.4)	$7.9	$(365.5)	$(392.8)
Net income (loss) from continuing operations	$261.4	$288.7	$(365.5)	$(392.8)
For the nine months ended September 30, 2016:
Equity income (loss) in subsidiaries	$(223.7)	$(123.4)	$(842.7)	$(943.0)
Net income (loss) from continuing operations	$622.5	$722.8	$(842.7)	$(943.0)
For the year ended December 31, 2016:
Equity income (loss) in subsidiaries	$(21.8)	$(347.6)	$(2,100.9)	$(1,775.1)
Net income (loss) from continuing operations	$2,575.4	$2,249.6	$(2,100.9)	$(1,775.1)
The following information sets forth the unaudited condensed consolidating statements of operations for the three and nine months ended September 30, 2017, and September 30, 2016, unaudited condensed consolidating balance sheets as of September 30, 2017, and December 31, 2016, and unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2017, and September 30, 2016. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Issuer and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017
(IN MILLIONS)
(UNAUDITED)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$7.6	$2,696.1	$991.8	$(142.6)	$3,552.9
Excise taxes	—	(388.2)	(281.5)	—	(669.7)
Net sales	7.6	2,307.9	710.3	(142.6)	2,883.2
Cost of goods sold	(0.5)	(1,251.6)	(468.5)	131.0	(1,589.6)
Gross profit	7.1	1,056.3	241.8	(11.6)	1,293.6
Marketing, general and administrative expenses	(67.6)	(560.3)	(166.5)	11.6	(782.8)
Special items, net	—	(6.0)	1.9	—	(4.1)
Equity income (loss) in subsidiaries	383.5	(78.7)	70.9	(375.7)	—
Operating income (loss)	323.0	411.3	148.1	(375.7)	506.7
Interest income (expense), net	(72.6)	81.7	(81.7)	—	(72.6)
Other income (expense), net	0.3	43.9	(46.7)	—	(2.5)
Income (loss) from continuing operations before income taxes	250.7	536.9	19.7	(375.7)	431.6
Income tax benefit (expense)	29.3	(153.2)	(21.4)	—	(145.3)
Net income (loss) from continuing operations	280.0	383.7	(1.7)	(375.7)	286.3
Income (loss) from discontinued operations, net of tax	—	—	(0.2)	—	(0.2)
Net income (loss) including noncontrolling interests	280.0	383.7	(1.9)	(375.7)	286.1
Net (income) loss attributable to noncontrolling interests	—	—	(6.1)	—	(6.1)
Net income (loss) attributable to MCBC	$280.0	$383.7	$(8.0)	$(375.7)	$280.0
Comprehensive income (loss) attributable to MCBC	$463.7	$572.0	$72.0	$(644.0)	$463.7

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
(IN MILLIONS)
(UNAUDITED)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$7.0	$560.2	$810.1	$(39.6)	$1,337.7
Excise taxes	—	(128.1)	(262.0)	—	(390.1)
Net sales	7.0	432.1	548.1	(39.6)	947.6
Cost of goods sold	—	(223.5)	(350.2)	32.4	(541.3)
Gross profit	7.0	208.6	197.9	(7.2)	406.3
Marketing, general and administrative expenses	(50.0)	(97.9)	(138.2)	7.2	(278.9)
Special items, net	—	(1.3)	6.2	—	4.9
Equity income (loss) in subsidiaries	292.8	7.9	92.1	(392.8)	—
Equity income in MillerCoors	—	156.9	—	—	156.9
Operating income (loss)	249.8	274.2	158.0	(392.8)	289.2
Interest income (expense), net	(54.0)	67.2	(79.8)	—	(66.6)
Other income (expense), net	(21.2)	12.6	9.4	—	0.8
Income (loss) from continuing operations before income taxes	174.6	354.0	87.6	(392.8)	223.4
Income tax benefit (expense)	27.9	(65.3)	17.8	—	(19.6)
Net income (loss) from continuing operations	202.5	288.7	105.4	(392.8)	203.8
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss) including noncontrolling interests	202.5	288.7	105.4	(392.8)	203.8
Net (income) loss attributable to noncontrolling interests	—	—	(1.3)	—	(1.3)
Net income (loss) attributable to MCBC	$202.5	$288.7	$104.1	$(392.8)	$202.5
Comprehensive income (loss) attributable to MCBC	$143.1	$247.3	$86.3	$(333.6)	$143.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(IN MILLIONS)
(UNAUDITED)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$22.9	$8,026.8	$2,615.0	$(404.9)	$10,259.8
Excise taxes	—	(1,125.4)	(711.2)	—	(1,836.6)
Net sales	22.9	6,901.4	1,903.8	(404.9)	8,423.2
Cost of goods sold	(1.5)	(3,818.5)	(1,269.7)	371.1	(4,718.6)
Gross profit	21.4	3,082.9	634.1	(33.8)	3,704.6
Marketing, general and administrative expenses	(203.5)	(1,616.6)	(480.5)	33.8	(2,266.8)
Special items, net	(0.8)	(20.4)	(3.2)	—	(24.4)
Equity income (loss) in subsidiaries	1,156.3	(294.8)	151.2	(1,012.7)	—
Operating income (loss)	973.4	1,151.1	301.6	(1,012.7)	1,413.4
Interest income (expense), net	(228.1)	200.9	(231.2)	—	(258.4)
Other income (expense), net	(7.9)	155.5	(148.2)	—	(0.6)
Income (loss) from continuing operations before income taxes	737.4	1,507.5	(77.8)	(1,012.7)	1,154.4
Income tax benefit (expense)	67.2	(351.0)	(49.1)	—	(332.9)
Net income (loss) from continuing operations	804.6	1,156.5	(126.9)	(1,012.7)	821.5
Income (loss) from discontinued operations, net of tax	—	—	0.8	—	0.8
Net income (loss) including noncontrolling interests	804.6	1,156.5	(126.1)	(1,012.7)	822.3
Net (income) loss attributable to noncontrolling interests	—	—	(17.7)	—	(17.7)
Net income (loss) attributable to MCBC	$804.6	$1,156.5	$(143.8)	$(1,012.7)	$804.6
Comprehensive income attributable to MCBC	$1,311.5	$1,710.6	$145.2	$(1,855.8)	$1,311.5

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(IN MILLIONS)
(UNAUDITED)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$20.5	$1,526.2	$2,255.5	$(106.7)	$3,695.5
Excise taxes	—	(343.9)	(760.6)	—	(1,104.5)
Net sales	20.5	1,182.3	1,494.9	(106.7)	2,591.0
Cost of goods sold	—	(630.1)	(973.0)	85.6	(1,517.5)
Gross profit	20.5	552.2	521.9	(21.1)	1,073.5
Marketing, general and administrative expenses	(148.1)	(281.7)	(434.7)	21.1	(843.4)
Special items, net	—	106.6	(27.6)	—	79.0
Equity income (loss) in subsidiaries	737.1	(123.4)	329.3	(943.0)	—
Equity income in MillerCoors	—	491.2	—	—	491.2
Operating income (loss)	609.5	744.9	388.9	(943.0)	800.3
Interest income (expense), net	(126.7)	208.0	(235.7)	—	(154.4)
Other income (expense), net	(61.5)	8.5	8.1	—	(44.9)
Income (loss) from continuing operations before income taxes	421.3	961.4	161.3	(943.0)	601.0
Income tax benefit (expense)	116.2	(238.6)	64.9	—	(57.5)
Net income (loss) from continuing operations	537.5	722.8	226.2	(943.0)	543.5
Income (loss) from discontinued operations, net of tax	—	—	(2.3)	—	(2.3)
Net income (loss) including noncontrolling interests	537.5	722.8	223.9	(943.0)	541.2
Net (income) loss attributable to noncontrolling interests	—	—	(3.7)	—	(3.7)
Net income (loss) attributable to MCBC	$537.5	$722.8	$220.2	$(943.0)	$537.5
Comprehensive income attributable to MCBC	$599.1	$775.5	$85.3	$(860.8)	$599.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2017
(IN MILLIONS)
(UNAUDITED)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$396.7	$178.1	$396.5	$—	$971.3
Accounts receivable, net	—	461.6	371.8	—	833.4
Other receivables, net	92.7	71.5	33.7	—	197.9
Inventories, net	—	482.3	153.7	—	636.0
Other current assets, net	5.4	201.4	71.0	—	277.8
Intercompany accounts receivable	—	2,141.7	84.0	(2,225.7)	—
Total current assets	494.8	3,536.6	1,110.7	(2,225.7)	2,916.4
Properties, net	18.9	3,454.7	1,116.6	—	4,590.2
Goodwill	—	6,573.5	1,773.4	—	8,346.9
Other intangibles, net	8.5	12,249.6	2,057.7	—	14,315.8
Net investment in and advances to subsidiaries	24,216.3	3,604.8	4,395.9	(32,217.0)	—
Other assets	92.5	214.0	236.9	(35.0)	508.4
Total assets	$24,831.0	$29,633.2	$10,691.2	$(34,477.7)	$30,677.7
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$137.0	$1,497.5	$871.6	$—	$2,506.1
Current portion of long-term debt and short-term borrowings	1,004.8	721.1	19.1	—	1,745.0
Discontinued operations	—	—	5.1	—	5.1
Intercompany accounts payable	1,810.9	165.2	249.6	(2,225.7)	—
Total current liabilities	2,952.7	2,383.8	1,145.4	(2,225.7)	4,256.2
Long-term debt	9,375.7	1,198.5	—	—	10,574.2
Pension and postretirement benefits	2.8	878.7	14.0	—	895.5
Deferred tax liabilities	—	1,111.2	856.2	(35.0)	1,932.4
Other liabilities	12.8	198.7	98.4	—	309.9
Discontinued operations	—	—	12.9	—	12.9
Intercompany notes payable	—	1,703.5	6,487.3	(8,190.8)	—
Total liabilities	12,344.0	7,474.4	8,614.2	(10,451.5)	17,981.1
MCBC stockholders' equity	12,488.2	28,644.9	3,572.1	(32,217.0)	12,488.2
Intercompany notes receivable	(1.2)	(6,486.1)	(1,703.5)	8,190.8	—
Total stockholders' equity	12,487.0	22,158.8	1,868.6	(24,026.2)	12,488.2
Noncontrolling interests	—	—	208.4	—	208.4
Total equity	12,487.0	22,158.8	2,077.0	(24,026.2)	12,696.6
Total liabilities and equity	$24,831.0	$29,633.2	$10,691.2	$(34,477.7)	$30,677.7

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(IN MILLIONS)
(UNAUDITED)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$531.2	$650.8	$574.7	$(611.3)	$1,145.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(12.3)	(341.4)	(112.3)	—	(466.0)
Proceeds from sales of properties and other assets	—	3.7	53.2	—	56.9
Other	—	0.4	10.7	—	11.1
Net intercompany investing activity	49.6	(69.6)	(347.3)	367.3	—
Net cash provided by (used in) investing activities	37.3	(406.9)	(395.7)	367.3	(398.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	3.6	—	—	—	3.6
Dividends paid	(242.9)	(497.5)	(135.8)	611.3	(264.9)
Debt issuance costs	(7.0)	—	—	—	(7.0)
Payments on debt and borrowings	(2,600.0)	—	(1.5)	—	(2,601.5)
Proceeds on debt and borrowings	1,536.0	—	—	—	1,536.0
Net proceeds from (payments on) revolving credit facilities and commercial paper	1,003.9	—	(4.2)	—	999.7
Change in overdraft balances and other	(12.7)	(10.8)	(10.2)	—	(33.7)
Net intercompany financing activity	—	296.7	70.6	(367.3)	—
Net cash provided by (used in) financing activities	(319.1)	(211.6)	(81.1)	244.0	(367.8)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	249.4	32.3	97.9	—	379.6
Effect of foreign exchange rate changes on cash and cash equivalents	—	4.3	26.5	—	30.8
Balance at beginning of year	147.3	141.5	272.1	—	560.9
Balance at end of period	$396.7	$178.1	$396.5	$—	$971.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(IN MILLIONS)
(UNAUDITED)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$728.4	$(29.2)	$(28.7)	$(40.3)	$630.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(12.0)	(60.6)	(116.3)	—	(188.9)
Proceeds from sales of properties and other assets	—	142.1	13.3	—	155.4
Investment in MillerCoors	—	(1,253.7)	—	—	(1,253.7)
Return of capital from MillerCoors	—	1,089.7	—	—	1,089.7
Other	1.5	2.3	4.8	—	8.6
Net intercompany investing activity	(1,771.2)	(1,590.9)	(1,348.6)	4,710.7	—
Net cash provided by (used in) investing activities	(1,781.7)	(1,671.1)	(1,446.8)	4,710.7	(188.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	2,525.6	—	—	—	2,525.6
Exercise of stock options under equity compensation plans	8.2	—	—	—	8.2
Dividends paid	(241.8)	(40.3)	(22.8)	40.3	(264.6)
Debt issuance costs	(55.7)	(4.5)	—	—	(60.2)
Payments on debt and borrowings	—	—	(23.3)	—	(23.3)
Proceeds on debt and borrowings	6,167.6	768.8	35.5	—	6,971.9
Net proceeds from (payments on) revolving credit facilities and commercial paper	—	—	1.6	—	1.6
Change in overdraft balances and other	(17.4)	—	(21.7)	—	(39.1)
Net intercompany financing activity	—	3,119.8	1,590.9	(4,710.7)	—
Net cash provided by (used in) financing activities	8,386.5	3,843.8	1,560.2	(4,670.4)	9,120.1
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	7,333.2	2,143.5	84.7	—	9,561.4
Effect of foreign exchange rate changes on cash and cash equivalents	—	(3.2)	(7.6)	—	(10.8)
Balance at beginning of year	146.4	106.2	178.3	—	430.9
Balance at end of period	$7,479.6	$2,246.5	$255.4	$—	$9,981.5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in this Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 ("Annual Report"), as well as our unaudited condensed consolidated interim financial statements and the accompanying notes included in this Form 10-Q. Due to the seasonality of our operating results, quarterly financial results are not an appropriate basis from which to project annual results.
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
For 2016, the unaudited condensed consolidated statement of operations includes MillerCoors' results of operations for the period from January 1, 2016, to October 10, 2016, on the equity method basis of accounting reflecting our 42% economic interest, and from October 11, 2016, to December 31, 2016, on a consolidated basis reflecting our 100% ownership. Additionally, our unaudited condensed consolidated balance sheets as of September 30, 2017, and December 31, 2016, includes our acquired assets and liabilities, which were recorded at their respective acquisition-date fair values upon completion of the Acquisition as defined below. Where indicated, we have reflected unaudited pro forma financial information for 2016 which gives effect to the Acquisition and the related financing as if they were completed on January 1, 2016, the first day of fiscal year 2016.
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
Under the purchase agreement, we retained the rights to all of the brands in the MillerCoors portfolio at the time of the Acquisition for the U.S. and Puerto Rican markets, including import brands such as Peroni and Pilsner Urquell, as well as obtained full ownership of the Miller brand portfolio outside of the U.S. and Puerto Rico. Additionally, in consolidating control of MillerCoors, we expect we will further improve our scale and agility, benefit from significantly enhanced cash flows from operations, and capture substantial operational synergies. We believe the purchase of the Miller brand trademarks outside of the U.S. and Puerto Rico provides a strategic opportunity to leverage the iconic Miller trademark globally alongside MCBC's trademarks for Coors and Staropramen, and presents volume and profit growth opportunities for MCBC in both core markets, as well as emerging markets.
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
Summary of Consolidated Results of Operations
The following table highlights summarized components of our unaudited condensed consolidated statements of operations and unaudited pro forma financial information for the three and nine months ended September 30, 2017, and September 30, 2016. See Part I-Item 1. Financial Statements for additional details of our U.S. GAAP results.
We have presented unaudited pro forma financial information to enhance comparability of financial information between periods. The unaudited pro forma financial information is based on the historical consolidated financial statements of MCBC and MillerCoors, both prepared in accordance with U.S. GAAP, and gives effect to the Acquisition and the completed financing as if they were completed on January 1, 2016. Pro forma adjustments are based on items that are factually supportable, are directly attributable to the Acquisition or the related financing, and are expected to have a continuing impact on MCBC's results of operations. Any nonrecurring items directly attributable to the Acquisition or the related financing are excluded in the unaudited pro forma statements of operations. The unaudited pro forma financial information does not include adjustments for costs related to integration activities following the completion of the Acquisition, cost savings or synergies that have been or may be achieved by the combined businesses. The unaudited pro forma financial information is presented for illustrative purposes only and does not necessarily reflect the results of operations of MCBC that actually would have resulted had the Acquisition and related financing occurred at the date indicated, or project the results of operations of MCBC for any future dates or periods. See "Unaudited Pro Forma Financial Information" below for details of pro forma adjustments.

	Three Months Ended				Nine Months Ended
	September 30, 2017	September 30, 2016			September 30, 2017	September 30, 2016
	As Reported	As Reported	Pro Forma	Pro Forma Change	As Reported	As Reported	Pro Forma	Pro Forma Change
	(In millions, except percentages and per share data)
Financial volume in hectoliters(1)	26.290	9.409	27.626	(4.8)%	76.508	25.116	78.597	(2.7)%
Net sales	$2,883.2	$947.6	$2,944.6	(2.1)%	$8,423.2	$2,591.0	$8,515.2	(1.1)%
Net income (loss) attributable to MCBC from continuing operations	$280.2	$202.5	$318.9	(12.1)%	$803.8	$539.8	$885.6	(9.2)%
Net income (loss) attributable to MCBC per diluted share from continuing operations	$1.29	$0.94	$1.47	(12.2)%	$3.71	$2.54	$4.10	(9.5)%

(1)
Historical financial volumes have been recast to reflect the impacts of aligning policies on reporting financial volumes as a result of the Acquisition. See "Worldwide Brand Volume" below for further details.

Third Quarter 2017 Financial Highlights
On an as reported basis - During the third quarter of 2017, we recognized net income from continuing operations attributable to MCBC of $280.2 million, or $1.29 per diluted share, representing an increase of $77.7 million versus the prior year. Net sales of approximately $2.9 billion in the third quarter of 2017 increased from $947.6 million in the prior year. The increases in net income from continuing operations attributable to MCBC and net sales were primarily driven by the Acquisition.

On a pro forma basis - During the third quarter of 2017, net income attributable to MCBC from continuing operations decreased 12.1% compared to the prior year pro forma figures as a result of a higher tax rate, lower volume, and higher brand investments and amortization, partially offset by positive pricing and mix, cost savings, lower interest expense and higher unrealized mark-to-market gains on our commodity positions. Volume decreased 4.8%, due to the U.S. and Canada, which were adversely impacted by wholesaler inventory reductions, contract brewing and brand volume. These volume declines were partially offset by growth in both Europe and International driven by added Miller International brand volumes, as well as positive organic brand performance.
During the third quarter of 2017, we continued to focus on building our brand strength and transforming our portfolio toward the above premium, flavored malt beverages, craft and cider segments. Further, we continued to focus on generating higher returns on our invested capital, managing our working capital and delivering a greater return on investment for our shareholders. Additionally, during the first quarter of 2017, we issued the 2017 Notes (as defined below) and within the first nine months of 2017, we fully repaid our term loans, all of which will generate future interest savings and will contribute to meeting our deleveraging commitments.
Regional financial highlights:

•
In the U.S., income from continuing operations before income taxes was $365.1 million compared to $374.0 million (of which we reported our respective 42% economic interest prior to the Acquisition) on a reported basis in the prior year due to the impact of lower shipment volumes and higher depreciation and amortization expense partially offset by higher net pricing, costs savings, lower marketing, general and administrative spend and higher net interest income. Income from continuing operations increased 5.3% compared to prior year pro forma figures due to higher net pricing, cost savings and lower marketing, general and administrative spend and higher net interest income, partially offset by the impact of lower shipment volumes.

•
In our Canada segment, income from continuing operations before income taxes decreased by 15.5% to $76.3 million in the third quarter of 2017, compared to the prior year, primarily due to domestic volume declines and incremental brand amortization, partially offset by positive pricing.

•
In our Europe segment, income from continuing operations before income taxes decreased by 0.2% to $98.3 million in the third quarter of 2017, compared to the prior year, primarily due to cycling a prior year gain on the sale of a non-operating asset and the receipt of insurance proceeds related to losses incurred by our Europe business from flooding that occurred during 2014.

•
Our International segment reported a loss from continuing operations before income taxes of $6.0 million in the third quarter of 2017, compared to a loss of $2.7 million in the prior year, primarily driven by higher brand amortization and integration costs related to the addition of the Miller brands, along with the loss of the Modelo contract in Japan, partially offset by higher volume and positive pricing.

See "Results of Operations" below for further analysis of our segment results.
Core brand highlights:

•	Carling brand volume in Europe increased by 1.0% during the third quarter of 2017, versus the third quarter of 2016, and grew its share in the mainstream lager segment.

•
Coors Light global brand volume decreased during the third quarter of 2017 by 3.8% versus the third quarter of 2016. The overall volume decrease in the third quarter of 2017 was driven by lower brand volume in the U.S. and Canada, slightly offset by strong growth in Europe and International. Volumes in the U.S. were lower than prior year consistent with the U.S. industry premium light segment performance; however, the brand gained share of this segment for the tenth consecutive quarter. The declines in Canada are the result of overall weak industry performance, along with ongoing competitive pressures in Quebec and Ontario and a continued shift in consumer preference to value brands in the West.

•
Miller Lite global brand volume increased 0.7% during the third quarter of 2017 versus prior year primarily due to its addition to the Canada and International segments as a result of the Acquisition. This is partially offset by a decrease in the U.S., however, the brand gained share of the U.S. premium light segment for the twelfth consecutive quarter.

•
Molson Canadian brand volume in Canada decreased by 7.1% during the third quarter of 2017 versus the prior year, primarily driven by overall weak industry conditions and competitive pressures in the West and Ontario.

•
Staropramen global brand volume, including royalty volume, decreased 4.5% during the third quarter of 2017, versus the third quarter of 2016, due to lower volumes in the Czech Republic, the brand's primary market.

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

	Three Months Ended			Nine Months Ended
	September 30, 2017	September 30, 2016	% change	September 30, 2017	September 30, 2016	% change
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	26.290	9.409	179.4%	76.508	25.116	N/M
Less: Contract brewing and wholesaler volume	(2.239)	(0.762)	193.8%	(6.617)	(2.143)	N/M
Add: Royalty volume	0.947	0.433	118.7%	2.778	1.291	115.2%
Add: STW to STR adjustment	0.532	(0.017)	N/M	(1.067)	(0.055)	N/M
Owned volume	25.530	9.063	181.7%	71.602	24.209	195.8%
Add: Proportionate share of equity investment worldwide brand volume	—	6.856	(100.0)%	—	19.427	(100.0)%
Total worldwide brand volume	25.530	15.919	60.4%	71.602	43.636	64.1%
N/M = Not meaningful
Our worldwide brand volume increased 60.4% and 64.1% during the three and nine months ended September 30, 2017, respectively, compared to prior year due to the Acquisition as well as strong growth in Europe and International partially as a result of adding the Miller global brands business as well as growth for some of our core brands.

Net Sales Drivers
For the three months ended September 30, 2017, versus September 30, 2016, by segment (in percentages):

	Volume	Price, Product and Geography Mix	Currency	Other	Total
Consolidated	179.4%	21.9%	3.0%	—%	204.3%
Canada	(4.7)%	2.0%	3.7%	—%	1.0%
Europe	2.7%	4.1%	2.6%	0.1%	9.5%
International	122.5%	(25.5)%	(0.3)%	—%	96.7%

For the nine months ended September 30, 2017, versus September 30, 2016, by segment (in percentages):

	Volume	Price, Product and Geography Mix	Currency	Other(1)	Total
Consolidated	204.6%	23.0%	(2.5)%	—%	225.1%
Canada	(2.4)%	2.6%	0.6%	—%	0.8%
Europe	3.2%	3.1%	(5.2)%	4.2%	5.3%
International	88.3%	(2.3)%	(0.1)%	—%	85.9%

(1)	Europe "other" column includes the release of an indirect tax provision as further described below.
Income taxes

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Effective tax rate	34%	9%	29%	10%
Our effective tax rates were lower than the U.S. federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our foreign businesses, driven by lower statutory income tax rates and tax planning impacts on statutory taxable income, as well as the impact of discrete items. The increase in the effective tax rate during the third quarter and first nine months of 2017 versus 2016, is primarily driven by the inclusion of 100% of MillerCoors’ pretax income following the completion of the Acquisition, which is subject to the U.S. federal and state income tax rates, as well as the favorable impacts of tax benefits recognized in the prior year from transaction-related costs resulting from the Acquisition and favorable tax treatment associated with the sale of our Vancouver brewery in the first quarter of 2016. These drivers were further impacted by net discrete tax expense recognized in 2017 compared to a net discrete tax benefit recognized in 2016. Specifically, our total net discrete tax expense was $29.5 million and $19.8 million in the third quarter and first nine months of 2017, respectively, versus a $5.0 million and $17.2 million net discrete tax benefit recognized in the third quarter and first nine months of 2016, respectively. The net discrete tax expense recognized during the third quarter of 2017 was primarily driven by certain acquisition-related permanent items. The net discrete tax expense recognized during the first nine months of 2017 was driven by the above mentioned acquisition-related permanent items, as well as the recognition of liabilities for uncertain tax positions, partially offset by the release of valuation allowances in certain jurisdictions and excess tax benefits from share-based compensation.
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

Results of Operations
United States Segment
We have presented unaudited pro forma financial information of the U.S. segment for the three and nine months ended September 30, 2016, to enhance comparability of financial information between periods. Results for the three and nine months ended September 30, 2016, are actual results of MillerCoors utilized in preparing MCBC's share of MillerCoors earnings when we historically accounted for MillerCoors under the equity method of accounting, and, therefore, its results of operations were reported as equity income within MCBC's consolidated statements of operations.

	Three Months Ended
	September 30, 2017	September 30, 2016
	As Reported by MCBC	As Reported by MillerCoors	Pro Forma Adjustments(1)	Pro Forma(1)	Pro Forma Change
	(In millions, except percentages)
Financial volume in hectoliters(2)(3)	17.163	18.438	—	18.438	(6.9)%
Sales(3)	$2,154.3	$2,292.5	$(5.8)	$2,286.7	(5.8)%
Excise taxes	(262.1)	(284.8)	1.2	(283.6)	(7.6)%
Net sales(3)	1,892.2	2,007.7	(4.6)	2,003.1	(5.5)%
Cost of goods sold(3)	(1,082.0)	(1,150.8)	(13.0)	(1,163.8)	(7.0)%
Gross profit	810.2	856.9	(17.6)	839.3	(3.5)%
Marketing, general and administrative expenses	(458.3)	(475.2)	(9.6)	(484.8)	(5.5)%
Special items, net(4)	(0.1)	(8.3)	—	(8.3)	(98.8)%
Operating income	351.8	373.4	(27.2)	346.2	1.6%
Interest income (expense), net	14.0	(0.5)	—	(0.5)	N/M
Other income (expense), net	(0.7)	1.1	—	1.1	(163.6)%
Income (loss) from continuing operations before income taxes	$365.1	$374.0	$(27.2)	$346.8	5.3%
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

(3)	On a reported basis, includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.

(4)	See Part I—Item 1. Financial Statements, Note 6, "Special Items" of the Notes for detail of special items.

	Nine Months Ended
	September 30, 2017	September 30, 2016
	As Reported by MCBC	As Reported by MillerCoors	Pro Forma Adjustments(1)	Pro Forma(1)	Pro Forma Change
	(In millions, except percentages)
Financial volume in hectoliters(2)(3)	52.125	54.189	—	54.189	(3.8)%
Sales(3)	$6,578.7	$6,788.1	$(17.3)	$6,770.8	(2.8)%
Excise taxes	(797.7)	(837.6)	12.3	(825.3)	(3.3)%
Net sales(3)	5,781.0	5,950.5	(5.0)	5,945.5	(2.8)%
Cost of goods sold(3)	(3,291.0)	(3,358.3)	(43.1)	(3,401.4)	(3.2)%
Gross profit	2,490.0	2,592.2	(48.1)	2,544.1	(2.1)%
Marketing, general and administrative expenses	(1,322.0)	(1,362.0)	(29.5)	(1,391.5)	(5.0)%
Special items, net(4)	(15.2)	(84.6)	—	(84.6)	(82.0)%
Operating income	1,152.8	1,145.6	(77.6)	1,068.0	7.9%
Interest income (expense), net	14.0	(1.4)	—	(1.4)	N/M
Other income (expense), net	(1.4)	3.7	—	3.7	(137.8)%
Income (loss) from continuing operations before income taxes	$1,165.4	$1,147.9	$(77.6)	$1,070.3	8.9%
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

The following represents our proportionate share of MillerCoors' net income reported under the equity method for the three and nine months ended September 30, 2016, prior to the Acquisition:

	Three Months Ended	Nine Months Ended
	September 30, 2016
	(in millions, except percentages)
Income (loss) from continuing operations before income taxes	$374.0	$1,147.9
Income tax expense	(1.3)	(3.3)
Net income (loss) attributable to noncontrolling interest	(3.5)	(10.6)
Net income attributable to MillerCoors	$369.2	$1,134.0
MCBC's economic interest	42%	42%
MCBC's proportionate share of MillerCoors' net income	$155.1	$476.3
Amortization of the difference between MCBC's contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(1)	1.1	3.3
Share-based compensation adjustment(1)	(0.5)	(0.7)
U.S. import tax benefit(1)	1.2	12.3
Equity income in MillerCoors	$156.9	$491.2

(1)	See Part I—Item 1. Financial Statements, Note 4, "Acquisition and Investments" of the Notes for a detailed discussion of these equity method adjustments prior to the Acquisition.
The discussion below highlights the MillerCoors results of operations for the three and nine months ended September 30, 2017, versus the three and nine months ended September 30, 2016, on a reported and pro forma basis, where applicable.
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
During the third quarter of 2015, MillerCoors announced plans to close its brewery in Eden, North Carolina, in an effort to optimize the brewery footprint and streamline operations for greater efficiencies. Products produced in Eden were transitioned to other breweries in the MillerCoors network and the Eden brewery is now closed. Total special charges associated with the Eden closure of $179.1 million have been incurred from the decision to close through September 30, 2017, consisting primarily of accelerated depreciation. We have incurred the majority of the costs associated with the closure, however, future costs may be incurred associated with the disposition of assets and other costs associated with the closure.
Volume and net sales
Trading day adjusted domestic STRs for the three and nine months ended September 30, 2017, declined 2.9% and 2.3%, respectively, compared to prior year, driven by lower volume in the premium light and below premium segments. Domestic STWs decreased 7.2% and 3.8% in the three and nine months ended September 30, 2017, respectively, partially driven by a reduction in distributor inventories.
Domestic net sales per hectoliter increased 1.3% compared to prior year reported net sales and 1.2% compared to prior year pro forma net sales for the three months ended September 30, 2017, due to favorable net pricing partially offset by negative sales mix. Domestic net sales per hectoliter increased 1.1% compared to prior year reported net sales and increased 0.8% compared to prior year pro forma net sales for the nine months ended September 30, 2017, due to favorable net pricing, partially offset by negative sales mix. Total net sales per hectoliter, including non-owned brands, contract brewing and company-owned distributor sales for the three months ended September 30, 2017, increased 1.3% compared to prior year reported figures and increased 1.5% compared to prior year pro forma figures. Total net sales per hectoliter, including non-owned brands, contract brewing and company-owned distributor sales, for the nine months ended September 30, 2017, increased 1.0% compared to prior year reported and increased 1.1% compared to prior year pro forma net sales.

Cost of goods sold
Cost of goods sold per hectoliter for the three and nine months ended September 30, 2017, decreased 1.0% and 1.9%, respectively, compared to prior year reported figures. Cost of goods sold per hectoliter decreased 0.1% for the three months ended September 30, 2017 compared to prior year pro forma figures driven by cost savings, partially offset by volume deleverage and higher input costs. For the nine months ended September 30, 2017, cost of goods sold increased 0.6%, compared to prior year pro forma figures driven by volume deleverage and higher input costs, partially offset by cost savings. Additionally, for the three and nine months ended September 30, 2017, we recorded $0.6 million and $1.8 million, respectively, of integration costs related to the Acquisition within cost of goods sold.
Marketing, general and administrative expenses
Marketing, general and administrative expenses for the three and nine months ended September 30, 2017, decreased 3.6% and 2.9%, respectively, compared to prior year reported marketing, general and administrative expenses and decreased 5.5% and 5.0%, respectively, compared to prior year pro forma marketing, general and administrative expenses, due to lower marketing and information technology investments. Marketing, general and administrative expenses also includes integration costs of $0.9 million and $5.0 million for the three and nine months ended September 30, 2017, respectively.
Interest income (expense), net
Net interest income increased for the three and nine months ended September 30, 2017, compared to the prior year, primarily due to a reduction in mandatorily redeemable noncontrolling interest liabilities. Adjustments in the carrying value of the mandatorily redeemable noncontrolling interests are recorded to interest income (expense), net until settled.
Canada Segment

	Three Months Ended			Nine Months Ended
	September 30, 2017	September 30, 2016	% change	September 30, 2017	September 30, 2016	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)	2.395	2.512	(4.7)%	6.718	6.883	(2.4)%
Sales(2)	$535.2	$532.7	0.5%	$1,440.2	$1,446.5	(0.4)%
Excise taxes	(128.8)	(130.5)	(1.3)%	(335.1)	(350.4)	(4.4)%
Net sales(2)	406.4	402.2	1.0%	1,105.1	1,096.1	0.8%
Cost of goods sold(2)	(222.9)	(218.3)	2.1%	(638.9)	(614.7)	3.9%
Gross profit	183.5	183.9	(0.2)%	466.2	481.4	(3.2)%
Marketing, general and administrative expenses	(103.1)	(93.6)	10.1%	(304.1)	(269.6)	12.8%
Special items, net(3)	(5.9)	(1.3)	N/M	(5.2)	106.6	(104.9)%
Operating income (loss)	74.5	89.0	(16.3)%	156.9	318.4	(50.7)%
Other income (expense), net(4)	1.8	1.3	38.5%	11.2	7.0	60.0%
Income (loss) from continuing operations before income taxes	$76.3	$90.3	(15.5)%	$168.1	$325.4	(48.3)%
N/M = Not meaningful

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
Significant events
As a result of the Acquisition, the Miller brands were added to our Canada segment's portfolio beginning October 11, 2016. Additionally, as part of our ongoing assessment of our Canadian supply chain network, we completed the sale of our

Vancouver brewery on March 31, 2016. In conjunction with the sale of the brewery, we agreed to leaseback the existing property to continue operations on an uninterrupted basis while the new brewery is being constructed. We expect to incur significant capital expenditures associated with the construction of the new brewery, most of which we expect to be funded with the proceeds from the sale of the Vancouver brewery. We also expect to incur additional charges, including estimated accelerated depreciation charges of approximately CAD 9 million, through final closure of the brewery which is currently expected to occur in the third quarter of 2019. We also expect the ongoing costs of leasing the existing facility through the estimated closure date to be approximately CAD 5 million per annum, which are not included within special items.
In further efforts to help optimize the Canada brewery network, in the third quarter of 2017, we announced a plan to build a more efficient and flexible brewery in the greater Montreal area. As a result of this decision, we have begun to develop plans to transition out of our existing Montreal brewery. Accordingly, we incurred accelerated depreciation charges associated with the existing brewery closure in the third quarter of 2017, of which the amount in excess of normal depreciation is recorded within special items. We expect to incur additional charges, including estimated accelerated depreciation charges in excess of normal depreciation of approximately CAD 95 million, through final closure of the brewery which is currently expected to occur in 2021. However, due to the uncertainty inherent in our estimates, these estimated future accelerated depreciation charges, as well as the timing of the brewery closure, are subject to change.
We completed our required annual goodwill and indefinite-lived intangible impairment testing as of October 1, 2016, and recorded an aggregate impairment charge to the Molson core brand intangible asset within special items during the fourth quarter of 2016, and subsequently reclassified the brands from indefinite to definite-lived resulting in increased amortization expense of intangible assets for the three and nine months ended September 30, 2017, compared to the prior year.
Foreign currency impact on results
During the three months ended September 30, 2017, the CAD appreciated versus the USD on an average basis, resulting in an increase of $4.3 million to our USD earnings before income taxes. During the nine months ended September 30, 2017, the CAD also appreciated versus the USD on an average basis, resulting in an increase of $3.4 million to our USD earnings before income taxes. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Our Canada brand volume decreased 1.7% and 0.9% during the three and nine months ended September 30, 2017, respectively, versus prior year, as a result of lower domestic volumes, partially offset by the addition of the Miller brands as a result of the Acquisition.
Our net sales per hectoliter increased 2.0% and 2.6% in local currency during the three and nine months ended September 30, 2017, respectively, compared to prior year, driven by positive pricing and brand mix.
Cost of goods sold
Cost of goods sold per hectoliter in local currency increased 3.1% and 5.6% during the three and nine months ended September 30, 2017, respectively, versus prior year, due to volume deleverage, impacts of mix shift and unfavorable transactional foreign currency impacts, partially offset by ongoing cost savings. Additionally, for the three and nine months ended September 30, 2017, we recorded $0.5 million and $3.3 million, respectively, of integration costs related to the Acquisition within cost of goods sold.
Marketing, general and administrative expenses
Our marketing, general and administrative expenses increased 5.9% and 11.9% in local currency for the three and nine months ended September 30, 2017, respectively, compared to prior year, primarily driven by higher brand amortization expense related to the reclassification of the Molson core brand intangible asset from indefinite to definite-lived.

Europe Segment

	Three Months Ended			Nine Months Ended
	September 30, 2017	September 30, 2016	% change	September 30, 2017	September 30, 2016	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)(3)	6.815	6.639	2.7%	17.889	17.330	3.2%
Sales(3)	$831.2	$764.5	8.7%	$2,141.8	$2,125.9	0.7%
Excise taxes	(270.0)	(251.9)	7.2%	(674.3)	(732.5)	(7.9)%
Net sales(3)	561.2	512.6	9.5%	1,467.5	1,393.4	5.3%
Cost of goods sold	(328.6)	(306.8)	7.1%	(866.6)	(857.6)	1.0%
Gross profit	232.6	205.8	13.0%	600.9	535.8	12.2%
Marketing, general and administrative expenses	(137.7)	(124.4)	10.7%	(399.4)	(394.8)	1.2%
Special items, net(4)	2.8	6.2	(54.8)%	(2.4)	3.2	(175.0)%
Operating income (loss)	97.7	87.6	11.5%	199.1	144.2	38.1%
Interest income(5)	0.8	1.0	(20.0)%	2.8	2.7	3.7%
Other income (expense), net	(0.2)	9.9	(102.0)%	0.3	9.4	(96.8)%
Income (loss) from continuing operations before income taxes	$98.3	$98.5	(0.2)%	$202.2	$156.3	29.4%

(1)
Historical financial volumes have been recast to reflect the impacts of aligning policies on reporting financial volumes as a result of the Acquisition. See "Worldwide Brand Volume" above for further details.

(2)
Excludes royalty volume of 0.473 million hectoliters and 1.277 million hectoliters for the three and nine months ended September 30, 2017, respectively, and excludes royalty volume of 0.050 million hectoliters and 0.137 million hectoliters for the three and nine months ended September 30, 2016, respectively.

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
As part of our continued strategic review of our European supply chain network, during the fourth quarter of 2015, we announced the planned closure of the Burton South brewery in the U.K., in which we will consolidate production within our recently modernized Burton North brewery. The closure is expected to be completed by the first quarter of 2018. We expect to incur additional future accelerated depreciation in excess of our normal depreciation of approximately GBP 1 million related to the Burton South brewery through the first quarter of 2018. We may recognize other charges or benefits related to brewery closures, which cannot currently be estimated and will be recorded within special items.
In the first quarter of 2017, the largest food and retail company in Croatia, Agrokor, announced that it was facing significant financial difficulties that raised doubt about the collectibility of certain of our outstanding receivables with its direct subsidiaries. These subsidiaries are customers of ours within the Europe segment and, therefore, we are closely monitoring the situation. Specifically, Agrokor has entered into active discussions with local regulators, financial institutions and other creditors to stabilize and restructure its business and sustain ongoing operations. Our exposure related to Agrokor as of September 30, 2017, was approximately $11 million, based on foreign exchange rates as of September 30, 2017. Based on the facts and circumstances known at this time, we recorded a provision for an estimate of uncollectible receivables of approximately $11 million in the first quarter of 2017, and this allowance, in local currency, remains at September 30, 2017.

Foreign currency impact on results
Our Europe segment operates in numerous countries within Europe and each country's operations utilize distinct currencies. Foreign currency movements favorably impacted our Europe USD income from continuing operations before income taxes by $2.5 million for the three months ended September 30, 2017, and unfavorably impacted our Europe USD income from continuing operations before income taxes by $11.1 million for the nine months ended September 30, 2017. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Our Europe brand volume increased 9.6% and 10.3% for the three and nine months ended September 30, 2017, respectively, compared to prior year, primarily driven by the transfer of royalty and export brand volume across Europe from our International business and the addition of the Miller brands, along with growth from our core and above premium brands.
Net sales per hectoliter increased in local currency by 4.1% and 7.1% for the three and nine months ended September 30, 2017, respectively, compared to prior year. The increase for the three months ended September 30, 2017, was driven by positive mix and net pricing, while the increase for the nine months ended September 30, 2017, was primarily driven by the release of an approximate $50 million indirect tax provision and favorable mix.
Cost of goods sold
Cost of goods sold per hectoliter increased 2.2% and 3.0% in local currency in the three and nine months ended September 30, 2017, respectively, versus prior year, primarily driven by mix shift to higher-cost brands and geographies, partially offset by higher net pension benefit this year. Additionally, for the three and nine months ended September 30, 2017, we recorded $0.1 million and $0.4 million, respectively, of integration costs related to the Acquisition within cost of goods sold.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 7.4% and 5.1% in local currency in the three and nine months ended September 30, 2017, respectively, compared to prior year, due to higher brand investments and general and administrative costs, including increased amortization related to the Miller brand portfolio.
International Segment

	Three Months Ended			Nine Months Ended
	September 30, 2017	September 30, 2016	% change	September 30, 2017	September 30, 2016	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)	0.603	0.271	122.5%	1.774	0.942	88.3%
Sales	$74.5	$41.1	81.3%	$222.1	$125.2	77.4%
Excise taxes	(8.8)	(7.7)	14.3%	(29.5)	(21.6)	36.6%
Net sales	65.7	33.4	96.7%	192.6	103.6	85.9%
Cost of goods sold(3)	(43.9)	(20.3)	116.3%	(130.7)	(66.6)	96.2%
Gross profit	21.8	13.1	66.4%	61.9	37.0	67.3%
Marketing, general and administrative expenses	(27.0)	(15.9)	69.8%	(72.7)	(44.7)	62.6%
Special items, net(4)	(0.9)	—	N/M	(1.5)	(30.8)	(95.1)%
Operating income (loss)	(6.1)	(2.8)	117.9%	(12.3)	(38.5)	(68.1)%
Other income (expense), net	0.1	0.1	—%	0.1	0.1	—%
Income (loss) from continuing operations before income taxes	$(6.0)	$(2.7)	122.2%	$(12.2)	$(38.4)	(68.2)%
N/M = Not meaningful

(1)
Historical financial volumes have been recast to reflect the impacts of aligning policies on reporting financial volumes as a result of the Acquisition. See "Worldwide Brand Volume" above for further details.

(2)
Excludes royalty volume of 0.474 million hectoliters and 1.501 million hectoliters for the three and nine months ended September 30, 2017, respectively, and excludes royalty volume of 0.383 million hectoliters and 1.154 million hectoliters for the three and nine months ended September 30, 2016, respectively.

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
Foreign currency impact on results
Our International segment operates in numerous countries around the world and each country's operations utilize distinct currencies. Foreign currency movements favorably impacted our International USD loss before income taxes by $0.3 million for both the three and nine months ended September 30, 2017. Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Our International brand volume increased by 64.7% and 56.3% in the three and nine months ended September 30, 2017, respectively, compared to prior year, driven by the change in segment reporting of the Puerto Rico business from the U.S. segment, Coors Light growth primarily in Latin America, and the addition of the Miller brands.
Net sales per hectoliter decreased 11.6% and 1.3% in the three and nine months ended September 30, 2017, respectively, compared to prior year, primarily due to sales mix changes, partially offset by positive pricing.
Cost of goods sold
Cost of goods sold per hectoliter decreased 2.8% in the three months ended September 30, 2017, compared to prior year, primarily driven by sales mix changes. Cost of goods sold per hectoliter increased 4.2% in the nine months ended September 30, 2017, compared to prior year, driven by sales mix changes. Additionally, for the nine months ended September 30, 2017, we recorded $1.4 million of integration costs related to the Acquisition within cost of goods sold.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 69.8% and 62.6% in the three and nine months ended September 30, 2017, respectively, compared to prior year, primarily due to increased brand investments, including higher brand amortization costs, along with higher organization and integration costs related to the acquisition of the Miller global brands. For the three and nine months ended September 30, 2017, we recorded $1.7 million and $5.2 million, respectively, of integration costs related to the Acquisition within marketing, general and administrative expenses.

Corporate

	Three Months Ended			Nine Months Ended
	September 30, 2017	September 30, 2016	% change	September 30, 2017	September 30, 2016	% change
	(In millions, except percentages)
Financial volume in hectoliters	—	—	—%	—	—	—%
Sales	$0.3	$0.2	50.0%	$0.9	$0.8	12.5%
Excise taxes	—	—	—%	—	—	—%
Net sales	0.3	0.2	50.0%	0.9	0.8	12.5%
Cost of goods sold	45.2	3.3	N/M	84.7	18.5	N/M
Gross profit	45.5	3.5	N/M	85.6	19.3	N/M
Marketing, general and administrative expenses	(56.7)	(45.0)	26.0%	(168.6)	(134.3)	25.5%
Special items, net(1)	—	—	—%	(0.1)	—	N/M
Operating income (loss)	(11.2)	(41.5)	(73.0)%	(83.1)	(115.0)	(27.7)%
Interest expense, net	(87.4)	(67.6)	29.3%	(275.2)	(157.1)	75.2%
Other income (expense), net	(3.5)	(10.5)	(66.7)%	(10.8)	(61.4)	(82.4)%
Income (loss) from continuing operations before income taxes	$(102.1)	$(119.6)	(14.6)%	$(369.1)	$(333.5)	10.7%
N/M = Not meaningful

(1)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" of the Notes for detail of special items.
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
Higher commodity prices in the third quarter drove the total gain recognized in income related to commodity swaps for the three and nine months ended September 30, 2017.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased by 26.0% and 25.5% during the three and nine months ended September 30, 2017, respectively, compared to prior year, primarily due to incremental investment behind global business capabilities including higher compensation expense, partially offset by higher acquisition-related costs recognized in the prior year. Specifically, for the three and nine months ended September 30, 2017, we recorded $11.7 million and $36.3 million, respectively, within marketing, general and administrative expense related to the Acquisition. For the three and nine months ended September 30, 2016, we recorded $17.2 million and $51.7 million, respectively, within marketing, general and administrative expenses related to the Acquisition.
Interest expense, net
Net interest expense increased for the three and nine months ended September 30, 2017, compared to the prior year, primarily driven by incremental interest incurred on debt issued to partially fund the Acquisition. Net interest expense for the three and nine months ended September 30, 2016, includes $39.3 million and $73.0 million, respectively, of net interest costs associated with the Acquisition.
See Part I—Item 1. Financial Statements, Note 14, "Derivative Instruments and Hedging Activities" and Note 11, "Debt" of the Notes for further details.

Other income (expense), net
The decrease in other income (expense), net for the three and nine months ended September 30, 2017, compared to prior year, is primarily driven by financing costs incurred on our bridge loan of approximately $24.8 million and $63.4 million during the three and nine months ended September 30, 2016, respectively. During the three and nine months ended September 30, 2016, we recorded unrealized gains of approximately $13.8 million and $2.2 million, respectively, related to the foreign currency forwards we entered into in the second quarter of 2016, in connection with our July 7, 2016, debt issuance.
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
A significant portion of our trade receivables are concentrated in Europe. While these receivables are not concentrated in any specific customer and our allowance on these receivables factors in collectibility, we may encounter difficulties in our ability to collect due to the impact to our customers of any further economic downturn within Europe. In the first quarter of 2017, the largest food and retail company in Croatia, Agrokor, announced that it was facing significant financial difficulties that raised doubt about the collectibility of certain of our outstanding receivables with its direct subsidiaries. These subsidiaries are customers of ours within the Europe segment and, therefore, we are closely monitoring the situation. Specifically, Agrokor has entered into active discussions with local regulators, financial institutions and other creditors to stabilize and restructure its business and sustain ongoing operations. Our exposure related to Agrokor as of September 30, 2017, was approximately $11 million, based on foreign exchange rates as of September 30, 2017. Based on the facts and circumstances known at this time, we recorded a provision for an estimate of uncollectible receivables of approximately $11 million in the first quarter of 2017, and this allowance, in local currency, remains at September 30, 2017.
A significant portion of our cash flows from operating activities are generated outside the U.S. in currencies other than USD. As of September 30, 2017, approximately 54% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but under current law would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. We accrue for U.S. federal and state tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue for U.S. federal and state tax consequences. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. These financing arrangements, along with the cash generated from the operations of our U.S. segment, are sufficient to fund our current cash needs in the U.S.
Net Working Capital
As of September 30, 2017, December 31, 2016, and September 30, 2016, we had net working capital of $405.2 million, negative net working capital of $303.1 million and net working capital of approximately $9.7 billion, respectively. Short-term borrowings and the current portion of long-term debt are excluded from our definition of net working capital, as they are not reflective of the ongoing operational requirements of the business. The levels of working capital required to run our business fluctuate with the seasonality in our business. Our working capital is also sensitive to foreign exchange rates, as a significant portion of current assets and current liabilities are denominated in either CAD or our European operating currencies such as, but not limited to, GBP, Euro, Czech Koruna, Croatian Kuna, Serbian Dinar, Romanian Leu, Bulgarian Lev and Hungarian Forint, while financial results are reported in USD. While we continue to work towards improving our working capital, we may be unable to maintain these working capital benefits in the long term.

	As of
	September 30, 2017	December 31, 2016	September 30, 2016
	(In millions)
Current assets	$2,916.4	$2,169.6	$10,947.7
Less: Current liabilities	(4,256.2)	(3,157.5)	(1,605.7)
Add: Current portion of long-term debt and short-term borrowings	1,745.0	684.8	326.9
Net working capital	$405.2	$(303.1)	$9,668.9

Net working capital from December 31, 2016, to September 30, 2017, increased primarily related to an overall increase in cash balances primarily driven by higher commercial paper borrowings to fund the October 6, 2017, repayment of our CAD 500.0 million 3.95% notes, as well as higher accounts receivables, partially offset by an overall increase in accounts payable and other current liabilities due to timing of purchases. The decrease in net working capital from September 30, 2016, to September 30, 2017, is primarily related to the decrease in cash balances resulting from the funding of the Acquisition.
Cash Flows and Use of Cash
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. "Risk Factors" in our Annual Report.
Cash Flows from Operating Activities
Net cash provided by operating activities was approximately $1.1 billion for the nine months ended September 30, 2017, compared to $630.2 million for the nine months ended September 30, 2016. This increase in net cash provided of $515.2 million is primarily related to the addition of the consolidated U.S. business and lower cash paid for taxes, partially offset by higher cash paid for interest and higher pension contributions.
Cash Flows from Investing Activities
Net cash used in investing activities of $398.0 million for the nine months ended September 30, 2017, increased by $209.1 million compared to the nine months ended September 30, 2016, driven primarily by higher capital expenditures resulting from the Acquisition, as well as the receipt of CAD 183.1 million ($140.8 million) of proceeds from the sale of our Vancouver brewery during the first nine months of 2016, partially offset by our net investment in MillerCoors prior to the Acquisition.
Cash Flows from Financing Activities
Net cash used in financing activities was $367.8 million for the nine months ended September 30, 2017, compared to net cash provided by financing activities of approximately $9.1 billion for the nine months ended September 30, 2016. This decrease was driven primarily by the approximate $2.5 billion of net proceeds received from our February 3, 2016, equity offering of 29.9 million shares of our Class B common stock and the approximate $6.9 billion of net proceeds from the issuance of the debt on July 7, 2016, to partially fund the Acquisition as well as increased net repayments of debt in 2017, slightly offset by borrowings under our commercial paper program of approximately $1.0 billion at September 30, 2017. See "Borrowings" below for more details on financing activities.
Capital Resources
Cash and Cash Equivalents
As of September 30, 2017, we had total cash and cash equivalents of $971.3 million, compared to $560.9 million at December 31, 2016, and approximately $10.0 billion at September 30, 2016. The increase in cash and cash equivalents at September 30, 2017, from December 31, 2016, was primarily driven by cash received from commercial paper borrowings, partially offset by interest payments on our long-term debt issued to partially fund the Acquisition, the repayment of our term loans and the discretionary cash contribution of $200 million to the MillerCoors pension plan. The decrease in cash and cash equivalents at September 30, 2017, compared to September 30, 2016, is the result of cash proceeds from our 2016 equity offering and debt issuances, both of which were used to partially fund the Acquisition.
Borrowings
The majority of our outstanding borrowings at September 30, 2017, consisted of fixed-rate senior notes, with maturities ranging from 2017 to 2046. On March 15, 2017, MCBC issued approximately $1.5 billion of senior notes, consisting of $500 million 1.90% senior notes due March 15, 2019, and $500 million 2.25% senior notes due March 15, 2020 (collectively, the "2017 USD Notes") and EUR 500 million floating rate senior notes due March 15, 2019 ("2017 EUR Notes") (2017 USD Notes and 2017 EUR Notes collectively the "2017 Notes"). We bear quarterly interest on the 2017 EUR Notes at the rate of 0.35% plus three-month EURIBOR. These issuances resulted in total proceeds of approximately $1.5 billion, net of underwriting fees and discounts of $3.1 million and $0.7 million, respectively. Total estimated debt issuance costs capitalized in connection with these notes, including underwriting fees, discounts and other financing related costs, were $6.1 million and are being amortized over the respective terms of the 2017 Notes. The 2017 Notes began accruing interest upon issuance, with quarterly payments due on the 2017 EUR Notes beginning June 15, 2017, and semi-annual payments due on the 2017 USD Notes beginning September 15, 2017.

In the first quarter of 2017, we entered into interest rate swaps to economically convert our fixed rate 2017 USD Notes to floating rate debt. As a result of these hedge programs, the carrying value of the $500 million 1.90% senior notes and $500 million 2.25% senior notes include adjustments of $0.7 million decreasing and $0.3 million decreasing, respectively, for fair value movements attributable to the benchmark interest rate as of September 30, 2017.
Prior to issuing the 2017 EUR Notes, we entered into foreign currency forward agreements to economically hedge the foreign currency exposure of a portion of the respective notes, which were subsequently settled on March 15, 2017, concurrent with the issuance of the 2017 EUR Notes. Additionally, upon issuance we designated the EUR Notes as a net investment hedge of our Europe business.
During the first quarter of 2017, the net proceeds from the 2017 Notes were used to repay the remaining $800 million on our 3-year tranche term loan due 2019 and make principal payments of $700 million on our 5-year tranche term loan due 2021. During the second quarter of 2017, we made principal payments of $400 million on our 5-year tranche term loan due 2021. On July 19, 2017, we repaid the remaining $400.0 million on our 5-year tranche term loan due 2021 utilizing borrowings under our commercial paper program.
In addition to the repayment of our term loans, we utilized borrowings under our commercial paper program to repay our $300 million 2.0% notes during the second quarter of 2017, and our CAD 500.0 million 3.95% notes on October 6, 2017.
Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on our revolving credit facility if the need arises. As of September 30, 2017, we had approximately $495 million available to draw under our $1.5 billion revolving multi-currency credit facility, as the borrowing capacity is reduced by borrowings under our commercial paper program, and we have no other borrowings drawn on this revolving credit facility. In addition, we also currently utilize and will further utilize our cross-border, cross currency cash pool for liquidity needs. We also have Japanese Yen ("JPY") overdraft facilities, CAD and GBP lines of credit with several banks should we need additional short-term liquidity.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions and transfers of assets. As of September 30, 2017, we were in compliance with all of these restrictions and have met all debt payment obligations. All of our outstanding senior notes as of September 30, 2017, rank pari-passu.
On July 7, 2017, we entered into a 5-year, $1.5 billion revolving multi-currency credit facility, which provides a $150 million sub-facility available for the issuance of letters of credit. This $1.5 billion revolving credit facility replaced our pre-existing $750 million revolving credit facility, which would have matured in the second quarter of 2019. In connection with the new revolving credit facility, we increased the size of our existing commercial paper program to a maximum aggregate amount outstanding at any time of $1.5 billion.
Additionally, under the new $1.5 billion revolving credit facility, the maximum leverage ratio is 5.75x debt to EBITDA, with a decline to 4.00x debt to EBITDA as of the last day of the fiscal quarter ending December 31, 2020.
See Part I—Item 1. Financial Statements, Note 11, "Debt" to the unaudited condensed consolidated interim financial statements for a complete discussion and presentation of all borrowings and available sources of borrowing, including lines of credit.
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

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Weighted-Average Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.23	1.30	1.27	1.32
Euro (EUR)	0.85	0.90	0.88	0.89
British Pound (GBP)	0.77	0.76	0.78	0.72
Czech Koruna (CZK)	22.26	24.20	23.99	24.16
Croatian Kuna (HRK)	6.33	6.72	6.63	6.70
Serbian Dinar (RSD)	100.99	110.14	112.91	110.38
Romanian Leu (RON)	3.90	4.00	4.02	4.04
Bulgarian Lev (BGN)	1.67	1.75	1.72	1.76
Hungarian Forint (HUF)	261.35	279.87	278.54	282.15

	As of
	September 30, 2017	December 31, 2016
Closing Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.25	1.34
Euro (EUR)	0.85	0.95
British Pound (GBP)	0.75	0.81
Czech Koruna (CZK)	22.00	25.69
Croatian Kuna (HRK)	6.34	7.18
Serbian Dinar (RSD)	100.91	117.23
Romanian Leu (RON)	3.89	4.31
Bulgarian Lev (BGN)	1.66	1.86
Hungarian Forint (HUF)	263.74	294.36
The weighted-average exchange rates in the above table have been calculated based on the average of the foreign exchange rates during the relevant period and have been weighted according to the foreign denominated earnings before interest and taxes of the USD equivalent.
Capital Expenditures
We incurred $390.5 million, and have paid $466.0 million, for capital improvement projects worldwide in the nine months ended September 30, 2017, excluding capital spending by equity method joint ventures, representing an increase of $238.6 million from the $151.9 million of capital expenditures incurred in the nine months ended September 30, 2016. This increase is primarily due to the Acquisition. We currently expect to incur total capital expenditures for 2017 of approximately $650 million, based on foreign exchange rates as of September 30, 2017, including capital expenditures associated with the construction of our new British Columbia brewery and excluding capital spending by equity method joint ventures.
We continue to focus on where and how we employ our planned capital expenditures, specifically strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.

Contractual Obligations and Commercial Commitments
Contractual Obligations

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Debt obligations	$12,386.0	$1,745.5	$2,491.6	$1,500.0	$6,648.9
Interest payments on debt obligations	4,578.1	313.1	580.3	499.5	3,185.2
Retirement plan expenditures	537.2	56.7	105.8	107.5	267.2
Operating leases	207.5	54.3	80.6	43.0	29.6
Other long-term obligations	3,549.2	1,036.6	1,266.7	714.8	531.1
Total obligations	$21,258.0	$3,206.2	$4,525.0	$2,864.8	$10,662.0
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
Other Commercial Commitments

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$67.2	$55.5	$11.7	$—	$—

Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. See Part I—Item 1. Financial Statements, Note 16, "Commitments and Contingencies" of the Notes for further discussion.

Off-Balance Sheet Arrangements
In accordance with generally accepted accounting principles in the U.S., our operating leases are not reflected in our unaudited condensed consolidated balance sheets. Refer to Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report for further discussion of these off-balance sheet arrangements. As of September 30, 2017, we did not have any other material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook for 2017
In 2017, we continue to focus on both top- and bottom-line performance, driven by our first choice consumer and customer agenda and the integration of MillerCoors and the Miller brands globally to realize synergies and other cost savings.
In the U.S., we remain focused on gaining segment share in premium, growing in above premium and stabilizing our below premium brand share. In premium, Miller Lite is on track to become the number three beer in America. Strong momentum for Coors Banquet continues, as we expect 2017 to mark the eleventh consecutive year of annual growth for this iconic American brand. In 2018, Coors Light expects to strengthen its message as "the World's Most Refreshing Beer," which includes enhanced packaging. In above premium, Leinenkugel's Summer Shandy had a record-breaking year with volumes up low double digits and Blue Moon Belgian White continues to widen its lead as the world's number one craft brand. We will continue to integrate and expand the geographic reach of our recent craft acquisitions, which are growing at strong double digit rates. As of October 1, we assumed the rights to import, market, and distribute Sol, which further strengthens our above premium portfolio. Over the next few months, we plan to bring to retail new high-potential brands like Arnold Palmer Spiked Half and Half designed to take share in the valuable alcoholic tea segment, and Two Hats positioned to recruit new legal age consumers into beer. We continue to look for further Build, Borrow, and Buy opportunities to scale up our above premium portfolio while executing on sales and supply chain efforts that are the building blocks for long-term, profitable growth for MillerCoors.

In Canada, consumer excellence teams remain focused on gaining segment share in premium, accelerating our growth in above premium and stabilizing our below premium. Improving the performance of our two largest brands, Coors Light and Molson Canadian, remains the number one priority. We expect our brand performance across the portfolio to be driven by leveraging best practice sales tools from other regions. For example, we have started to see improved volume performance from the early retail adopters of the Building with Beer program. We plan to launch Miller High Life in Canada in the late fourth quarter this year with the expectation that the launch will be as successful as Coors Banquet has been in the Canadian market. Since the introduction of Coors Banquet, exceptional consumer demand has propelled this brand to double digit growth rates to become Canada's most successful new product introduction in the past five years. Our supply chain team continues to prioritize efforts on building and planning for the new British Columbia and Greater Montreal breweries. We expect both of these brewery initiatives to unlock material savings in the medium to long term.

In Europe, consumer and customer excellence is driving the top and bottom line. We will continue to drive a balanced portfolio approach as we strengthen our national mainstream brands and continue to premiumize by driving top and bottom line opportunities with a focus on our craft portfolio, Staropramen, Coors Light and cider brands, along with the addition of the Miller brands and the royalty and export business in the region. In July, we also completed the purchase of Birradamare, a small Italian craft brewery, which gives us an opportunity to develop its special brands in Italy and select export markets. Our balanced portfolio approach across Europe resulted in maintaining our share of segment in our mainstream brands, as well as generate double-digit growth in above premium. Furthermore, in what remains a competitive environment in the U.K., our first choice consumer and customer approach earned us the number-one ranking in the Advantage survey of multiple grocers for the second consecutive year.
In International, we will continue to leverage our strong global brands, partnerships and commercial capabilities around the world and focus our brands on the most attractive segments to grow Coors, Miller and Blue Moon. Our customer teams have successfully rolled out a common segmentation analysis in all of our markets, as Coors Light is growing at strong double digit rates in Latin America and we are lifting and shifting the original white can packaging for Miller Lite to more than 20 markets globally. The scaled up International business requires up-front investments to grow our brands, and our marketing, general and administrative expenses will be higher this year, funded by a step change in gross profit, as we lay the foundation for accelerating top and bottom line growth from 2018 onwards. In 2018, we plan to continue to drive top-line growth and improve profit performance which we expect to offset the impacts related to the hurricanes in the Caribbean and the loss of the Modelo contract in Japan in the current year.
Pension Plans
We currently anticipate approximately $310 million of cash contributions to our defined benefit pension plans in 2017, based on foreign exchange rates as of September 30, 2017. This includes a $200 million discretionary contribution to the MillerCoors pension plan, which we made in the third quarter of 2017. Additionally, for the full year of 2017, we expect to record a net pension benefit of approximately $27 million, based on foreign exchange rates as of September 30, 2017. BRI and BDL pension expense and contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements.
Interest
We anticipate 2017 corporate net interest expense of approximately $360 million, based on foreign exchange and interest rates at September 30, 2017.
Dividends and Stock Repurchases
As a result of the Acquisition, we plan to maintain our current quarterly dividend of $0.41 per share, and have suspended our share repurchase program as we pay down debt. We will revisit our dividend policy and share repurchase program once deleveraging is well underway.

Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first three quarters of 2017. Refer to Part I—Item 1. Financial Statements, Note 10, "Goodwill and Intangible Assets" of the Notes for discussion of the results of the 2016 annual impairment testing analysis and the related risks to our indefinite-lived intangible brand assets and goodwill amounts associated with our reporting units.

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
We are currently in the process of evaluating the impact this new guidance will have on our financial statements and to our revenue recognition policies, controls and procedures. Based on the work completed to-date and our evaluation of the five-step approach outlined within the guidance, we do not believe that the new guidance will have a significant impact to our core revenue generating activities. However, we currently anticipate that the new standard may impact the presentation of certain cash payments made to customers, as well as the timing of recognition of certain promotional discounts. Specifically, certain cash payments to customers are currently recorded within marketing, general and administrative expenses in the consolidated statements of operations. Upon adoption of the new guidance, we anticipate that many of these cash payments may not meet the specific criteria within the new guidance of providing a “distinct” good or service, and therefore, would be required to be presented as a reduction of revenue. Furthermore, upon adoption of the new guidance, certain of our promotional discounts, which are deemed variable consideration under the new guidance, will be recognized at the time of the related shipment of product, which is earlier than recognized under current guidance. We anticipate that this change in recognition timing will shift financial statement recognition primarily amongst quarters, however, do not anticipate that the full-year impact will be significant to our financial results.
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

See Part I—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" of the Notes for a description of all new accounting pronouncements.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information gives effect to the Acquisition and the completed financing as if they were completed on January 1, 2016, the first day of our 2016 fiscal year, and the pro forma adjustments are based on items that are factually supportable, are directly attributable to the Acquisition and are expected to have a continuing impact on MCBC's results of operations. The unaudited pro forma financial information has been calculated after applying MCBC’s accounting policies and adjusting the results of MillerCoors to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2016, together with the consequential tax effects. Pro forma adjustments have been made to remove non-recurring transaction-related costs included in historical results as well as to reflect the incremental interest expense to be prospectively incurred on the debt and term loans issued to finance the Acquisition, in addition to other pro forma adjustments. See below table for significant non-recurring costs.

Additionally, the following unaudited pro forma financial information does not reflect the impact of the acquisition of the Miller global brand portfolio and other assets primarily related to the Miller International Business as we are not able to estimate the historical results of operations from this business and have concluded, based on the limited information available to MCBC, that it is insignificant to the overall Acquisition. The purchase price allocation reflects the estimated value allocated to the Miller global brand portfolio reported within identifiable intangible assets subject to amortization.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
(IN MILLIONS, EXCEPT PER SHARE DATA)

	MCBC Historical	MillerCoors Historical	Pro Forma Adjustments	Note	Pro Forma Combined
Financial volume in hectoliters	9.409	18.438	(0.221)	(1)	27.626

Sales	$1,337.7	$2,292.5	$(11.9)	(1)	$3,618.3
Excise taxes	(390.1)	(284.8)	1.2	(1)	(673.7)
Net sales	947.6	2,007.7	(10.7)		2,944.6
Cost of goods sold	(541.3)	(1,150.8)	(1.1)	(2)	(1,693.2)
Gross profit	406.3	856.9	(11.8)		1,251.4
Marketing, general and administrative expenses	(278.9)	(475.2)	4.9	(3)	(749.2)
Special items, net	4.9	(8.3)	—		(3.4)
Equity income in MillerCoors	156.9	—	(156.9)		—
Operating income (loss)	289.2	373.4	(163.8)		498.8
Interest income (expense), net	(66.6)	(0.5)	(25.3)	(4)	(92.4)
Other income (expense), net	0.8	1.1	11.0	(5)	12.9
Income (loss) from continuing operations before income taxes	$223.4	$374.0	$(178.1)		$419.3
Income tax benefit (expense)	(19.6)	(1.3)	(74.7)	(6)	(95.6)
Net income (loss) from continuing operations	203.8	372.7	(252.8)		323.7
Income (loss) from discontinued operations, net of tax	—	—	—		—
Net income (loss) including noncontrolling interests	203.8	372.7	(252.8)		323.7
Net income (loss) attributable to noncontrolling interests	(1.3)	(3.5)	—		(4.8)
Net income (loss) attributable to MCBC	$202.5	$369.2	$(252.8)		$318.9

Net income (loss) per share attributable to MCBC from continuing operations:
Net income (loss) attributable to MCBC from continuing operations	$202.5	$369.2	$(252.8)		$318.9
Basic	$0.94				$1.48
Diluted	$0.94				$1.47
Weighted-average shares—basic	214.8				214.8
Weighted-average shares—diluted	216.3				216.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(IN MILLIONS, EXCEPT PER SHARE DATA)

	MCBC Historical	MillerCoors Historical	Pro Forma Adjustments	Note	Pro Forma Combined
Financial volume in hectoliters	25.116	54.189	(0.708)	(1)	78.597

Sales	$3,695.5	$6,788.1	$(38.6)	(1)	$10,445.0
Excise taxes	(1,104.5)	(837.6)	12.3	(1)	(1,929.8)
Net sales	2,591.0	5,950.5	(26.3)		8,515.2
Cost of goods sold	(1,517.5)	(3,358.3)	(4.5)	(2)	(4,880.3)
Gross profit	1,073.5	2,592.2	(30.8)		3,634.9
Marketing, general and administrative expenses	(843.4)	(1,362.0)	13.4	(3)	(2,192.0)
Special items, net	79.0	(84.6)	—		(5.6)
Equity income in MillerCoors	491.2	—	(491.2)		—
Operating income (loss)	800.3	1,145.6	(508.6)		1,437.3
Interest income (expense), net	(154.4)	(1.4)	(119.2)	(4)	(275.0)
Other income (expense), net	(44.9)	3.7	61.2	(5)	20.0
Income (loss) from continuing operations before income taxes	$601.0	$1,147.9	$(566.6)		$1,182.3
Income tax benefit (expense)	(57.5)	(3.3)	(221.6)	(6)	(282.4)
Net income (loss) from continuing operations	543.5	1,144.6	(788.2)		899.9
Income (loss) from discontinued operations, net of tax	(2.3)	—	—		(2.3)
Net income (loss) including noncontrolling interests	541.2	1,144.6	(788.2)		897.6
Net income (loss) attributable to noncontrolling interests	(3.7)	(10.6)	—		(14.3)
Net income (loss) attributable to MCBC	$537.5	$1,134.0	$(788.2)		$883.3

Net income (loss) per share attributable to MCBC from continuing operations:
Net income (loss) attributable to MCBC from continuing operations	$539.8	$1,134.0	$(788.2)		$885.6
Basic	$2.56				$4.12
Diluted	$2.54				$4.10
Weighted-average shares—basic	211.1		3.6	(7)	214.7
Weighted-average shares—diluted	212.6		3.6	(7)	216.2

(1)	Sales

The following pro forma adjustments eliminate beer sales between MCBC and MillerCoors for the three and nine months ended September 30, 2016, that were previously recorded as affiliate sales and became intercompany transactions after the Acquisition was completed and thus eliminate in consolidation.

	Three Months Ended	Nine Months Ended
	September 30, 2016
	(In millions)
Hectoliters of beer and other beverages sold	(0.221)	(0.708)

MCBC's beer sales to MillerCoors	$2.6	$7.2
MillerCoors' beer sales to MCBC	9.3	31.4
Total pro forma adjustment to sales	$11.9	$38.6
Excise tax adjustment(1)	$1.2	$12.3

(1)
Represents a benefit associated with an anticipated refund to Coors Brewing Company ("CBC"), a wholly-owned subsidiary of MCBC, of U.S. federal excise tax paid on products imported by CBC based on qualifying volumes exported by CBC from the U.S.

(2)	Cost of Goods Sold

The following pro forma adjustments (increase)/decrease cost of goods sold for the three and nine months ended September 30, 2016:

	Three Months Ended	Nine Months Ended
	September 30, 2016
	(In millions)
MillerCoors' beer purchases from MCBC(1)	$2.6	$7.2
MCBC's beer purchases from MillerCoors(1)	9.3	31.4
Depreciation(2)	(14.2)	(44.8)
MillerCoors' royalties paid to SABMiller(3)	4.8	12.9
Policy reclassification(4)	(6.0)	(18.2)
Historical charges recorded for pallets(5)	2.4	7.0
Total pro forma adjustment to cost of goods sold	$(1.1)	$(4.5)

(1)
Reflects beer purchases between MCBC and MillerCoors that were previously recorded as affiliate purchases and became intercompany transactions after the Acquisition was completed and thus eliminate in consolidation.

(2)	Reflects the pro forma adjustment to depreciation expense associated with the estimated fair value of MillerCoors' property, plant and equipment over the estimated remaining useful life.

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

(3)	Marketing, General and Administrative Expenses

Based on the estimated fair values of identifiable amortizable intangible assets and depreciable property, plant and equipment, and the estimated useful lives assigned, the following pro forma adjustments to amortization and depreciation expenses have been made to marketing, general and administrative expenses for the three and nine months ended September 30, 2016. Additionally, a pro forma adjustment has been made to eliminate MillerCoors' service agreement income related to charges to SABMiller for the three and nine months ended September 30, 2016, that were previously recorded as a reduction to MillerCoors' marketing, general and administrative expenses as this activity with SABMiller ceased upon completion of the Acquisition. We have also removed transaction-related costs included in the historical MCBC statements of operations as they will not have a continuing impact. The pro forma adjustments to increase/(decrease) marketing, general and administrative expenses are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2016
	(In millions)
Marketing, general and administrative expenses pro forma adjustment for depreciation and amortization	$17.7	$54.9
MillerCoors' service agreement charges to SABMiller	0.6	1.6
Policy reclassification - See cost of goods sold note 2 above	(6.0)	(18.2)
Historical transaction costs	(17.2)	(51.7)
Total pro forma adjustment to marketing, general and administrative expenses	$(4.9)	$(13.4)

(4)	Interest Income (Expense)

Represents the pro forma adjustments for the incremental interest expense, including the amortization of debt issuance costs, as if the Acquisition and related financing had occurred on January 1, 2016. The Acquisition was funded through cash on hand, including proceeds received from our February 3, 2016, equity issuance, the issuance of debt on July 7, 2016, as well as borrowings on our term loan, which occurred concurrent with the close of the Acquisition. We incurred costs related to the issuance of debt, committed financing we had in place prior to the completion of the Acquisition and earned interest income on the cash proceeds from the equity issuance and debt issuance prior to the completion of the Acquisition. We have therefore removed these amounts for pro forma purposes as they would not have been incurred or earned had the Acquisition and related financing been completed on January 1, 2016. Additionally, we incurred losses on the swaption derivative instruments that we entered into to economically hedge a portion of our long-term debt issuance with which we partially funded the Acquisition. These swaptions were not designated in hedge accounting relationships as the hedges were entered into in association with the Acquisition and, accordingly, all mark-to-market fair value adjustments were reflected within interest expense. As the losses on the swaptions are nonrecurring and do not have a continuing impact on the business, we have removed them from our pro forma financial information. The debt issued on July 7, 2016, consists of fixed rate notes. The term loans, which had monthly interest at the rate of 1.50% plus one-month LIBOR, were fully repaid as of July 19, 2017.

	Three Months Ended	Nine Months Ended
	September 30, 2016
	(In millions)
Term loan interest expense adjustments	$13.5	$39.0
Interest expense adjustments from debt issued July 7, 2016	51.1	153.2
Historical net interest on other items discussed above	(39.3)	(73.0)
Total pro forma adjustment to interest expense	$25.3	$119.2

(5)	Other Income (Expense)

Represents the elimination of historical financing costs that do not have a continuing impact related to the bridge loan and other derivative and foreign exchange net gains recorded on cash received from the debt issued on July 7, 2016, which have been included in the historical financial statements within other income (expense).

	Three Months Ended	Nine Months Ended
	September 30, 2016
	(In millions)
Historical financing costs on the bridge loan	$24.8	$63.4
Historical derivative and foreign exchange net gains related to debt issued July 7, 2016	(13.8)	(2.2)
Total pro forma adjustment to other income (expense)	$11.0	$61.2

(6)	Income Tax Benefit (Expense)

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

	Three Months Ended	Nine Months Ended
	September 30, 2016
	(In millions)
Total pro forma adjustment to income tax benefit (expense)	$(74.7)	$(221.6)

(7)	Weighted-Average Shares Outstanding

Weighted-average shares outstanding have been calculated to include the impact of the shares that were issued in the first quarter of 2016 in conjunction with the February 3, 2016, equity offering, which was completed to fund a portion of the Acquisition. As such, the below adjustment assumes such shares were outstanding on January 1, 2016.

Nine Months Ended
September 30, 2016
(In millions)
Impact of shares issued in February 3, 2016, equity offering
Weighted-average shares—basic	3.6
Weighted-average shares—diluted	3.6

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

For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Item 1. Financial Statements, Note 14, "Derivative Instruments and Hedging Activities" of the Notes. On a rolling twelve-month basis, maturities of derivative financial instruments held on September 30, 2017, based on foreign exchange rates as of September 30, 2017, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$66.9	$30.3	$35.2	$1.4	$—
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
The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolio:

	As of
	September 30, 2017	December 31, 2016
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(34.8)	$(35.1)
Foreign currency denominated debt	$(336.9)	$(223.6)
Interest rate risk:
Debt	$(312.2)	$(319.3)
Interest rate swaps	$(15.8)	$—
Commodity price risk:
Commodity swaps	$(29.9)	$(66.8)
Commodity options	$—	$—
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Credit Agreement, dated as of July 7, 2017, by and among Molson Coors Brewing Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc. and Molson Coors International LP, the Lenders party thereto, Citibank, N.A., as Administrative Agent and an Issuing Bank, and Bank of America, N.A. and The Bank of Tokyo Mitsubishi UFJ, LTD., as Issuing Banks (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 13, 2017).

10.2
Subsidiary Guarantee Agreement, dated as of July 7, 2017, by and among Molson Coors Brewing Company, Molson Coors International LP, MillerCoors LLC, Coors Brewing Company, CBC Holdco LLC, CBC Holdco 2 LLC, CBC Holdco 3, Inc., MC Holding Company LLC, Newco3, Inc., Molson Coors Holdco Inc., MillerCoors Holdings LLC, Jacob Leinenkugel Brewing Co., LLC, Molson Coors International General, ULC, Coors International Holdco 2, ULC, Molson Coors Callco ULC, Molson Canada 2005, Molson Coors Canada Inc., Molson Coors Canada Holdco, ULC, Molson Holdco, ULC, 3230600 Nova Scotia Company, Molson Inc., Molson Canada 1 ULC, Molson Canada 2 ULC, Molson Canada 3 ULC, Molson Coors Brewing Company (UK) Limited, Molson Coors (UK) Holdings LLP, Molson Coors Holdings Limited, Golden Acquisition, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on July 13, 2017).

10.3	Form of Commercial Paper Dealer Agreement (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on July 13, 2017).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

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
Brian C. Tabolt Global Controller (Chief Accounting Officer) November 1, 2017