Form 10-K
period 2017-12-31
MOLSON COORS BREWING CO
filed 2018-02-14
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
303-927-2337 (Colorado)
514-521-1786 (Québec)
(Registrant's telephone number, including area code)
_______________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	New York Stock Exchange
Class B Common Stock, $0.01 par value	New York Stock Exchange
Senior Floating Rate Notes due 2019	New York Stock Exchange
1.25% Senior Notes due 2024	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒    NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant at the close of business on June 30, 2017, was approximately $15.6 billion based upon the last sales price reported for such date on the New York Stock Exchange and the Toronto Stock Exchange. For purposes of this disclosure, shares of common and exchangeable stock held by persons holding more than 10% of the outstanding shares of stock and shares owned by officers and directors of the registrant as of June 30, 2017, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status for other purposes.
The number of shares outstanding of each of the registrant's classes of common stock, as of February 9, 2018:

Class A Common Stock—2,560,568 shares	Class B Common Stock—195,427,749 shares

           Exchangeable shares:
As of February 9, 2018, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A Exchangeable Shares—2,878,535 shares	Class B Exchangeable Shares—14,691,571 shares
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
Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement for the registrant's 2018 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2017, are incorporated by reference under Part III of this Annual Report on Form 10-K.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

Glossary of Terms and Abbreviations

AOCI	Accumulated other comprehensive income (loss)
CAD	Canadian dollar
CZK	Czech Koruna
DSUs	Deferred stock units
EBITDA	Earnings before interest, tax, depreciation and amortization
EPS	Earnings per share
EROA	Assumed long-term expected return on assets
EUR	Euro
FASB	Financial Accounting Standards Board
GBP	British Pound
HRK	Croatian Kuna
JPY	Japanese Yen
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investors Service Limited, a nationally recognized statistical rating organization designated by the Securities and Exchange Commission
NAV	Net asset value
OCI	Other comprehensive income (loss)
OPEB	Other postretirement benefit plans
PBO	Projected benefit obligation
PSUs	Performance share units
RSD	Serbian Dinar
RSUs	Restricted stock units
S&P 500	Standard & Poor’s 500 Index®
SEC	Securities and Exchange Commission
Standard & Poor’s	Standard and Poor’s Ratings Services, a nationally recognized statistical rating organization designated by the SEC
SOSARs	Stock-only stock appreciation rights
STRs	Sales-to-retailers
STWs	Sales-to-wholesalers
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the United States of America
USD or $	U.S. dollar
VIEs	Variable interest entities

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements in Part II—Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and under the heading "Outlook for 2018" therein, overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, anticipated results, anticipated synergies, expectations for funding future capital expenditures and operations, debt service capabilities, shipment levels and profitability, market share and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies," and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to those described in Part I—Item 1A "Risk Factors," elsewhere throughout this report, and those described from time to time in our past and future reports filed with the SEC. Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
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

PART I

ITEM 1.    BUSINESS
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments and Corporate. Our reporting segments include: MillerCoors LLC ("MillerCoors" or U.S. segment), operating in the United States; Molson Coors Canada ("MCC" or Canada segment), operating in Canada; Molson Coors Europe (Europe segment), operating in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, Republic of Ireland, Romania, Serbia, the United Kingdom and various other European countries; and Molson Coors International ("MCI" or International segment), operating in various other countries.
Unless otherwise indicated, information in this report is presented in USD and comparisons are to comparable prior periods. Our primary operating currencies, other than USD, include the CAD, the GBP, and our Central European operating currencies such as the EUR, CZK, HRK and RSD.
Background
We are one of the world's largest brewers and have a diverse portfolio of owned and partner brands, including global priority brands Blue Moon, Coors Banquet, Coors Light, Miller Genuine Draft, Miller Lite, and Staropramen, regional champion brands Carling, Molson Canadian and other leading country-specific brands, as well as craft and specialty beers such as Creemore Springs, Cobra, Doom Bar, Henry's Hard and Leinenkugel's. With centuries of brewing heritage, we have been crafting high-quality, innovative products with the purpose of delighting the world's beer drinkers and with the ambition to be the first choice for our consumers and customers. Our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
Molson and Coors were founded in 1786 and 1873, respectively. Our commitment to producing the highest quality beers is a key part of our heritage and remains so to this day. Our brands are designed to appeal to a wide range of consumer tastes, styles and price preferences. Our largest markets are the U.S., Canada and Europe.
Coors was incorporated in June 1913 under the laws of the state of Colorado. In October 2003, Coors merged with and into Adolph Coors Company, a Delaware corporation. In February 2005, Adolph Coors Company merged with Molson Inc. Upon completion of the merger, Adolph Coors Company changed its name to Molson Coors Brewing Company.
Acquisition
On October 11, 2016, we completed the acquisition of SABMiller plc's ("SABMiller") 58% economic interest and 50% voting interest in MillerCoors and all trademarks, contracts and other assets primarily related to the "Miller International Business," as defined in the purchase agreement, outside of the U.S. and Puerto Rico (the "Acquisition") from Anheuser-Busch InBev SA/NV ("ABI"). The Acquisition was completed for $12.0 billion in cash, subject to a downward adjustment as described in the purchase agreement. This purchase price "Adjustment Amount," as defined in the purchase agreement, required payment to MCBC if the unaudited EBITDA for the Miller International Business for the twelve months prior to closing was below $70 million. Under the purchase agreement, we retained the rights to all of the brands in the MillerCoors portfolio at the time of the Acquisition for the U.S. and Puerto Rican markets, including import brands such as Peroni and Pilsner Urquell, as well as obtained full ownership of the Miller brand portfolio outside of the U.S. and Puerto Rico. Additionally, in consolidating control of MillerCoors, we expect we will further improve our scale and agility, benefit from significantly enhanced cash flows from operations, and capture substantial operational synergies. We believe the purchase of the Miller brand trademarks outside of the U.S. and Puerto Rico provides a strategic opportunity to leverage the iconic Miller trademark globally alongside our trademarks for Coors and Staropramen, and presents volume and profit growth opportunities in both core markets and emerging markets.
On January 21, 2018, MCBC and ABI entered into a settlement agreement related to the purchase price adjustment under the purchase agreement. Subsequently, on January 26, 2018, pursuant to the settlement agreement, ABI paid to MCBC $330.0 million, of which $328.0 million constitutes the Adjustment Amount. This settlement occurred following the finalization of purchase accounting and, as a result, we expect the settlement proceeds related to the Adjustment Amount to be recorded as a gain within special items, net in our consolidated statement of operations for the three months ended March 31, 2018. Therefore, the amount will not impact the fair value of consideration transferred for the purpose of the previously disclosed purchase accounting. MCBC and ABI also agreed to certain mutual releases as further described in the settlement agreement which was filed as an exhibit to a Current Report on Form 8-K filed January 22, 2018.

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
Global Competitors' Market Capitalization
We evaluate ourselves in relation to other global brewers using various metrics, including overall market capitalization, volume, net sales revenue, gross margins and net profits, as well as our position within each of our core markets, with the goal to be the first choice for our consumers and customers. To provide a perspective of the relative size of the major participants in the global brewing market, the market capitalizations of our primary global competitors, based on foreign exchange rates at December 31, 2017, were as follows:

Market Capitalization
(In billions)
Anheuser-Busch InBev SA/NV	$225.8
Heineken N.V. ("Heineken")	$60.1
Asahi Group Holdings, Ltd. ("Asahi")	$24.0
Carlsberg Group ("Carlsberg")	$18.1
MCBC	$17.7
Our Products
We have a diverse portfolio of owned and partner brands which are positioned to meet a wide range of consumer segments and occasions in a variety of markets, including global priority brands Blue Moon, Coors Banquet, Coors Light, Miller Genuine Draft, Miller Lite and Staropramen. We consider these our global priority brands which we continue to invest in and focus on growing globally. We believe our portfolio encompasses all segments of the beer industry with the purpose of delighting the world's beer drinkers, including premium and premium lights, economy, above premium and craft, as well as adjacencies such as ciders and other malt beverages. The following includes our primary brands sold in each of our segments.

Brands sold in the U.S.

Global priority brands	Regional champion brands	Craft and import brands
Blue Moon	Hamm's	Grolsch(1)
Coors Banquet	Icehouse	Hop Valley
Coors Light	Keystone	Leinenkugel's
Miller Genuine Draft	Mickey's	Peroni Nastro Azurro(1)
Miller Lite	Miller 64	Pilsner Urquell(1)
	Miller High Life	Revolver
	Milwaukee's Best	Saint Archer
	Olde English	Sol(2)
	Steel Reserve	Terrapin

Hard cider brands	Flavored malt beverages
Crispin	Henry's Hard
Smith & Forge	Redd's(3)
Steel Reserve Alloy Series

(1) Under perpetual royalty-free license from Asahi.
(2) Under license from Heineken.
(3) Under perpetual royalty-free license from ABI.
Brands sold in Canada

Global priority brands	Regional champion brands	Craft and import brands
Belgian Moon	Carling	Brasseurs de Montréal
Coors Banquet	Carling Black Label	Creemore Springs
Coors Light	Keystone	Le Trou du Diable
Miller Genuine Draft	Mad Jack	Granville Island
Miller Lite	Molson Canadian
Molson Canadian 67
Molson Canadian Cider
Molson Dry
Molson Export
Old Style Pilsner
Rickard's

Licensed and premium import brands(1)		Other(2)
Amstel Light	Desperados	Asahi Select
Heineken	Dos Equis	Asahi Super Dry
Murphy's	Moretti	Labatt Blue
Newcastle	Sol	Labatt Blue Light
Strongbow cider	Tecate

(1) Under license from Heineken.
(2) Under contract brewing arrangements with Asahi and North American Breweries, Inc. to produce for the U.S. market.

Brands sold in Europe

Global priority brands	Regional champion brands	Other(1)
Blue Moon	Bergenbier	Aspall Cider
Coors Light	Borsodi	Bavaria
Miller Genuine Draft	Branik	Beck's
Staropramen	Carling	Birradamare
	Jelen	Cobra
	Kamenitza	Corona Extra
	Niksicko	Grolsch
	Ozujsko	Lowenbrau
	Sharp's Doom Bar	Rekorderlig cider
Singha
Stella Artois

(1) The European business has licensing and distribution agreements with various other brewers through which it also brews and distributes Beck's, Lowenbrau, Stella Artois and Spaten, as well as a distribution agreement for the exclusive distribution of the Corona brand, throughout the Central European countries in which we operate. We have an agreement with Dutch brewer, Bavaria, for the exclusive on-premise and off-premise rights to the sales, distribution and customer marketing of Bavaria and its portfolio of brands in the U.K. We also distribute the Rekorderlig cider brand in the U.K. and Republic of Ireland. In the U.K., we also sell the Cobra brands through the Cobra Beer Partnership Ltd. joint venture and the Grolsch brands through a joint venture with Royal Grolsch N.V., and are the exclusive distributor for several brands including Singha. Additionally, in order to be able to provide a full line of beer and other beverages to our U.K. on-premise customers, we sell "factored" brands, which are third-party beverage brands for which we provide distribution to retail, typically on a non-exclusive basis.

Brands sold in International

Global priority brands	Regional champion brands	Other
Blue Moon	Miller High Life	Carling Strong
Coors Light	Molson Canadian	Coors
Miller Genuine Draft		Coors 1873
Miller Lite		Coors Extra
Coors Gold
Miller Ultra
Thunderbolt
Zima
Our Segments
In 2017, we operated the following segments: the U.S., Canada, Europe and International. A separate operating team manages each segment and each segment manufactures, markets, and sells beer and other beverage products.
As result of the Acquisition, effective January 1, 2017, European markets including Sweden, Spain, Germany, Ukraine and Russia, which were previously reported under our International segment, are reported within our Europe segment. Additionally, effective January 1, 2017, the results of the MillerCoors Puerto Rico business, which were previously included as part of the U.S. segment, are now reported within the International segment.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 3, "Segment Reporting" of the Notes to the Consolidated Financial Statements ("Notes") for information relating to our segments and operations, including financial and geographic information. For certain risks attendant to our operations, refer to Part I—Item 1A Risk Factors.

United States Segment

•	Headquarters: Chicago, Illinois

•	Approximately 7,900 employees

•	Second largest brewer by volume in the U.S., selling approximately 25% of the total 2017 U.S. brewing industry shipments (excluding exports)

•	Currently operating seven primary breweries, six craft breweries, two container operations and one cidery
Prior to the Acquisition completed on October 11, 2016, MCBC owned a 50% voting and 42% economic interest in MillerCoors (which was originally formed on July 1, 2008, as a joint venture between MCBC and SABMiller), and MillerCoors was accounted for under the equity method of accounting. Following the completion of the Acquisition, MillerCoors became a wholly-owned subsidiary of MCBC and its results were fully consolidated by MCBC prospectively beginning on October 11, 2016.
Sales and Distribution
In the United States, beer is generally distributed through a three-tier system consisting of manufacturers, distributors and retailers. A national network of approximately 400 independent distributors and one owned distributor, Coors Distribution Company, purchases our products and distributes them to on- and off-premise retail accounts.
References to on- and off-premise sales volumes are the sales to retailers of these distributors, which is a useful data point relative to consumer trends.
Channels
In the United States, the on-premise channel, which includes sales in bars and restaurants, declined approximately 2% in 2017.
The off-premise channel includes sales in convenience stores, grocery stores, liquor stores and other retail outlets. The off-premise channel volumes declined approximately 1% in 2017 versus prior year.
The following table reflects the percentage of industry sales volume by channel over the last five years in the United States. Note that percentages reflect estimates based on market data currently available.

	Sales volume by channel
	2017	2016	2015	2014	2013
On-premise	16%	16%	17%	17%	18%
Off-premise	84%	84%	83%	83%	82%
We wholly own one distributorship, which handled less than 2% of our total owned and non-owned volume in 2017.
Manufacturing, Production and Packaging
Brewing Raw Materials
We use high quality ingredients to brew our products. We malt a portion of our production requirements, using barley purchased under primarily annual contracts from independent farmers located primarily in the western United States. Other barley, malt, and cereal grains are purchased from suppliers primarily in the U.S. Hops are purchased from suppliers in the U.S. and Europe. We both own and lease water rights, as well as purchase water through local municipalities, to provide for and sustain brewing operations in case of a prolonged drought in the regions where we have operations. We do not currently anticipate future difficulties in accessing water or agricultural products used in our brewing process in the near term.

Packaging Materials
The following summarizes the percentage of our U.S. segment's packaging materials by type for the year ended December 31, 2017.

Aluminum cans or bottles:

•
A portion of the aluminum containers was purchased from Rocky Mountain Metal Container ("RMMC"), our joint venture with Ball Corporation ("Ball"), whose production facilities, which are leased from us, are located near our brewery in Golden, Colorado.

•	In addition to the supply agreement with RMMC, we have a supply agreement with Ball to purchase cans and ends in excess of what is supplied through RMMC.

•	The RMMC joint venture agreement along with the cans and ends purchase agreement expire on December 31, 2021.

Glass bottles:

•
A portion of the glass bottles was provided by Rocky Mountain Bottle Company ("RMBC"), our joint venture with Owens-Brockway Glass Container, Inc. ("Owens"), whose production facilities, which are leased from us, are located in Wheat Ridge, Colorado. The RMBC joint venture agreement expires on July 31, 2025.

•	In addition to the supply agreement with RMBC, we have a supply agreement with Owens for requirements in excess of RMBC's production, which expires on December 31, 2021.

Stainless steel kegs:

•	Kegs are packaged in half, quarter, and one-sixth barrel stainless steel kegs.

•	A limited number of kegs are purchased each year, and we have no long-term supply agreement.
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
Contract Manufacturing
We have an agreement to brew, package and ship products for Pabst Brewing Company through June 2020. Additionally, the U.S. segment produces beer for our Canada and International segments. As a result of the Acquisition, we produce a small amount of beer for an affiliate of ABI under an Amended and Restated Brewing Agreement ("Brewing Agreement") in which we continue to produce Redd’s and Foster’s products for the ABI affiliate for sale outside of the U.S. This Brewing Agreement has a contractual term through April 2018.
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
Known Trends and Competitive Conditions
2017 U.S. Beer Industry Overview
The beer industry in the United States is highly competitive, and the two largest brewers, ABI and MillerCoors together represented the majority of the market in 2017. Growing or even maintaining market share has required significant investments in marketing.
Following a decline in volume during the recession from 2008 to 2011, overall the U.S. beer industry shipment to wholesaler volumes have been relatively stable since 2011. However, consumer preferences continue to shift within this space to premium priced, higher alcohol, full calorie beers. Competition from outside of the beer category also continues to be a challenge for the beer industry.
The following table summarizes the estimated percentage market share by volume of beer (including flavored malt beverages) and other alcohol beverages, including wine and spirits, as a component of the overall U.S. alcohol market over the last five years. We anticipate that 2017 data, when available, will reflect a continuation of the recent consumer trends. Note that percentages reflect estimates based on market data currently available.

	2016	2015	2014	2013	2012
Beer	51%	51%	51%	52%	53%
Other alcohol beverages	49%	49%	49%	48%	47%
Our Competitive Position
Our portfolio of beers competes with numerous above premium, premium, and economy brands. These competing brands are produced by international, national, regional and local brewers. We compete most directly with ABI brands, but also compete with imported and craft beer brands. The following table summarizes the estimated percentage share of the U.S. beer market represented by Molson Coors, ABI and all other brewers over the last five years. Note that current year percentages reflect estimates based on market data currently available.

	2017	2016	2015	2014	2013
MCBC's share	25%	25%	26%	27%	28%
ABI's share	43%	44%	45%	46%	47%
Others' share	32%	31%	29%	27%	25%
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
Governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. In 2017, excise taxes on malt beverages were approximately $15 per hectoliter sold on a reported basis. State excise taxes are levied in specific states at varying rates. Note, the Craft Beverage Modernization and Tax Reform Act took effect January 1, 2018, and will reduce excise taxes for MCBC in the U.S. by $2 per barrel on the first six million barrels for all qualified large domestic brewers and importers effective for 2018 and 2019, which equates to approximately $1.70 per hectoliter.
Refer to Part I—Item 1A, Risk Factors for risks associated with the regulatory environment in the U.S.

Canada Segment

•	Headquarters: Toronto, Ontario

•	Approximately 2,400 employees

•	Canada's second largest brewer by volume and North America's oldest beer company, selling approximately 33% of the total 2017 Canada beer market

•	Currently operating five primary breweries and four craft breweries
We brew, market, sell and distribute a wide variety of beer brands nationally. Our portfolio has leading brands in all major product and price segments. Our focus and investment is on Canada global priority brands, including Belgian Moon, Coors Banquet, and Coors Light, regional champion Molson Canadian, as well as other key owned brands, including Creemore Springs, Granville Island, Molson Dry, Molson Export, Old Style Pilsner and Rickard's and strategic distribution partnerships, including those with Heineken. In 2017, Coors Light had an approximate 10% market share and was the second largest selling beer brand in Canada, and Molson Canadian had an approximate 6% market share and was the fourth largest selling beer in Canada. As a result of the Acquisition, the Miller brands returned to our Canada business.
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
In line with our strategic initiatives to expand our craft portfolio, the Canada segment acquired two craft breweries in Quebec, Le Trou du Diable and Brasseurs de Montréal, Inc. in 2017 and in 2016, respectively.
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
The following table reflects the percentage of industry sales volume by channel over the last five years in Canada.

	Sales volume by channel
	2017	2016	2015	2014	2013
On-premise	17%	17%	17%	17%	18%
Off-premise	83%	83%	83%	83%	82%
Province of Ontario
In Ontario, beer is primarily purchased at retail outlets operated by BRI, at government-regulated retail outlets operated by the Liquor Control Board of Ontario ("LCBO"), at approved agents of the LCBO, at certain licensed grocery stores, or at any bar, restaurant, or tavern licensed by the LCBO to sell alcohol for on-premise consumption. The BRI retail outlets operate under The Beer Store name. Brewers may deliver directly to BRI's outlets or may choose to use BRI's distribution centers to access retail stores in Ontario, the LCBO system, the grocery channel and licensed establishments.

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
We source barley malt from one primary provider, from which we have a committed supply through 2022. Hops are purchased from a variety of global suppliers in the U.S. and Europe through contracts that vary in length based on market conditions and cover our supply requirements through 2021. Other starch brewing adjuncts are sourced from two main suppliers, both in North America. Water used in the brewing process is from local sources in the communities where our breweries operate. We do not currently anticipate future difficulties in accessing water or agricultural products used in our brewing process in the near term.

Packaging Materials
The following summarizes the percentage of our Canada segment's packaging materials by type for the year ended December 31, 2017.

Aluminum cans or bottles:

•	We source cans and lids from two primary providers with contracts ending December 2021 and December 2023, respectively.

•	The distribution systems in each province generally provide the collection network for returnable bottles and aluminum cans.

Bottles:

•	We single source glass bottles and have a committed supply through December 2021.

•	The standard bottle for beer brewed in Canada is the 341 ml returnable bottle and represents the vast majority of our bottle sales.

•
Bottle sales continue to decline as we have experienced a shift in consumers' preference toward aluminum cans. The standard returnable bottle requires significant investment behind our returnable bottle inventory and bottling equipment. The trend away from returnable bottles could result in higher fixed cost deleverage related to these assets and an ultimate decreased need for the assets that support this packaging, which could adversely impact profitability.

Stainless steel kegs:

•	A limited number of kegs are purchased every year, and we have no long-term supply commitment.
Crowns are currently sourced from two suppliers with contracts through December 2018. Paperboard and labels are currently sourced from one supplier each with contracts through March 2018 and December 2021. Corrugate is purchased from a small number of sources with contracts through March 2018, and we are in the process of extending an additional contract which expired on December 31, 2017. We do not currently anticipate future difficulties in accessing any of our required packaging materials in the near term.
Contract Manufacturing
We have an agreement with North American Breweries, Inc. ("NAB") to brew, package and ship certain Labatt brands to the U.S. market through 2020. We also have an agreement with Asahi to brew and package Asahi Super Dry and Asahi Select to the U.S. market through early 2020.
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

Known Trends and Competitive Conditions
2017 Canada Beer Industry Overview
The Canadian brewing industry is a mature market and ABI and MCBC are the two largest brewers. It is characterized by aggressive competition for volume and market share from regional brewers, microbrewers and certain foreign brewers, as well as our main domestic competitor. These competitive pressures require significant annual investment in marketing and selling activities. In 2017, the Ontario and Québec markets accounted for approximately 61% of the total beer market in Canada.
There are three major beer price segments: above premium, which includes craft and most imports; premium, which includes the majority of domestic brands and the light sub-segment; and value (below premium). Since 2001, the premium beer segment in Canada has gradually lost volume to the above premium and value segments.
The beer industry has declined in four of the last five years through 2016. Aging population and strong competition from other alcohol beverages have been the main contributors to the declining state of the beer industry.
The following table summarizes the estimated percentage market share by volume of beer (including adjacencies, such as cider) and other alcohol beverages, including wine and spirits, as a component of the overall Canadian alcohol market over the last five years, for which data is currently available. We anticipate that 2017 data, when available, will reflect a continuation of the recent consumer trends. Note that percentages reflect estimates based on market data currently available.

	2016	2015	2014	2013	2012
Beer	47%	48%	48%	48%	49%
Other alcohol beverages	53%	52%	52%	52%	51%
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

	2017	2016	2015	2014	2013
MCBC's share(1)	33%	33%	34%	37%	39%
ABI's share(1)	42%	43%	43%	43%	40%
Others' share	25%	24%	23%	21%	20%

(1)
The decrease in MCBC's share in 2015 was largely driven by the loss of the contract with Miller Brewing Company ("Miller"), under which we had exclusive rights to distribute certain Miller brands in Canada and was terminated effective March 2015. As a result of the Acquisition, beginning October 11, 2016, these Miller brands returned to our Canada business. The decrease in MCBC's share and increase in ABI's share from 2013 to 2014 is primarily the result of ABI's acquisition of Grupo Modelo S.A.B. de C.V. ("Modelo") in 2013. MCBC distributed the Modelo brands through the first quarter of 2014. The Modelo brands are now distributed by ABI in Canada.

Regulation
In Canada, provincial governments regulate the production, marketing, distribution, selling and pricing of beer (including the establishment of minimum prices), and impose commodity taxes and license fees in relation to the production, distribution and sale of beer. In addition, the federal government regulates the advertising, labeling, quality control, and international trade of beer, and also imposes commodity taxes on both domestically produced and imported beer. In 2017, our Canada segment excise taxes were approximately $51 per hectoliter sold on a reported basis. Further, certain bilateral and multilateral treaties entered into by the federal government, provincial governments and certain foreign governments, especially with the United States, affect the Canadian beer industry.
We, along with other owners of BRI, entered into a new beer framework agreement with the Province of Ontario on September 22, 2015, which became effective January 1, 2016. Refer to Part I—Item 1A, Risk Factors for risks associated with the regulatory environment in Canada.

Europe Segment

•	Headquarters: Prague, Czech Republic

•	Approximately 6,000 employees

•	Europe's second largest brewer by volume, on a combined basis, within the European countries in which we operate, with an approximate aggregate 20% market share (excluding factored products) in 2017

•	Currently operating twelve primary breweries, three craft breweries and one cidery
The majority of our European segment sales are in the U.K., Croatia, Czech Republic and Romania. Our portfolio includes beers that have the largest share in their respective countries, such as Carling in the U.K., Ozujsko in Croatia and Niksicko in Montenegro. We have beers that rank in the top three in market share in their respective segments throughout the region, such as Bergenbier in Romania, Jelen in Serbia, Kamenitza in Bulgaria and Borsodi in Hungary. Additionally, as a result of the Acquisition, we began selling Miller Genuine Draft in various European countries. We also brew and distribute Beck's, Lowenbrau, Spaten and Stella Artois under license agreements with ABI companies, and beginning in January 2015, we distribute certain of the Modelo brands throughout the Central European countries in which we operate. Our Europe segment includes our consolidated joint venture arrangements for the production and distribution of Grolsch and Cobra brands in the U.K. and Republic of Ireland and factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us). In 2015, we purchased the Rekorderlig cider brand distribution rights in the U.K. and Republic of Ireland and also sold our U.K. malting facility. Additionally, in 2015, we closed a brewery in the U.K. and terminated our distribution agreement with Carlsberg whereby it held the exclusive distribution rights for the Staropramen brand in the U.K. As a result, we repatriated distribution of the Staropramen brand back to the U.K. business at the end of 2015.
In the second half of 2016, we entered into a long-term partnership agreement with Dutch brewer, Bavaria, which gives us the exclusive rights in the on- and off-premise channels to the sales, distribution and customer marketing of Bavaria and its portfolio of brands in the U.K. In 2017, we extended our relationship with additional distribution agreements of the Bavaria brand into Croatia and Serbia.
Effective January 1, 2017, European markets including Sweden, Spain, Germany, Ukraine and Russia, which were previously reported under our International segment, are reported within our Europe segment. Additionally, in January 2017, we purchased a controlling interest in the Spanish craft brewery La Sagra Brew. Located near Madrid, La Sagra expands our craft portfolio in the world's 11th largest beer market and offers a new distribution partner in Spain for Blue Moon Belgian White, the largest craft brand in the U.S. In July 2017, we also completed the purchase of Birradamare, a small Italian craft brewery based just outside of Rome, which gives us an opportunity to develop its special brands in Italy and select export markets.
In January 2018, we purchased Aspall Cider Limited in the U.K., which will strengthen the U.K. portfolio with a premium top ten cider as well as a cider production facility.
Sales and Distribution
In Europe, beer is generally distributed through either a two-tier system consisting of manufacturers and retailers, or a three-tier system consisting of manufacturers, distributors and retailers. Distribution activities for both the on-premise and off-premise channels are conducted primarily by third-party logistics providers. Most of our beer in the U.K. is sold directly to retailers. We have an agreement with Tradeteam Ltd. ("Tradeteam", a subsidiary of DHL) to provide the distribution of our products throughout the U.K. through 2023. We utilize several hundred third-party logistics providers across our Central European operations. We also conduct a small amount of secondary distribution in Czech Republic utilizing our own fleet of vehicles. It is also common in the U.K. for brewers to distribute beer, wine, spirits, and other products owned and produced by other companies, which we refer to as factored brands, to the on-premise channel (bars and restaurants). Approximately 18% of our Europe segment net sales in 2017 represented factored brands. In addition, we have an agreement with Heineken through December 2019, whereby they sell, market and distribute Coors Light in Republic of Ireland.
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

Generally, over the years, industry volumes in Europe have shifted from the higher margin on-premise channel, where products are consumed in pubs and restaurants, to the lower margin off-premise channel, also referred to as the "take-home" market. In 2017, approximately 40% of sales were on-premise and 60% were off-premise. Consistent with prior years, the on-premise channel has continued to experience declines from shifting consumer preference to off-premise partially due to smoking bans in many countries. The off-premise channel continues to be challenged by competitive pricing.
Manufacturing, Production and Packaging
Brewing Raw Materials
We use high quality water, barley, malt and hops to brew our products. During 2017, our malt requirements were sourced from third-party suppliers. We have multiple agreements with various suppliers that cover almost all of our total required malt, with terms ending in 2019 through 2025. Hops are purchased under various contracts with suppliers in Germany, the U.S. and the U.K., which cover our requirements through 2018. Adjuncts are purchased under various contracts with local producers, which are typically crop year contracts commencing in October of each year. Water used in the brewing process is sourced from various wells and through water rights and supply contracts. We do not currently anticipate future difficulties in accessing required water or agricultural products used in our brewing process in the near term.
Packaging Materials
The following summarizes the percentage of our Europe segment's packaging materials by type for the year ended December 31, 2017.

Bottles:

•	A significant majority in returnable bottles sourced under various agreements with third-party suppliers.

Kegs and casks:

•
A limited number of kegs are purchased each year from various suppliers, and we have no long-term supply commitment. We are currently in the process of signing new agreements which would cover all of our requirements for kegs in 2018.

Cans:

•	We are currently in the process of signing new long-term contracts that would cover all of our required supply of cans through 2023.

Recyclable plastic containers:

•
We have long-term agreements with various manufacturers in the region, covering 100% of our requirements which expire in March 2018 and will be extended through March 2019. We do not currently anticipate future difficulties in accessing recyclable plastic containers.

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
Known Trends and Competitive Conditions
2017 Europe Beer Industry Overview
We estimate that the Europe beer market was flat in 2017 compared to 2016, driven by decreased beer consumption versus last year in some of the largest regions in which we operate. Since 2010, the off-premise market share has increased in our European markets from 55% to over 60% of total volume, and the on-premise market share has declined from 45% to below 40%. Europe beer industry retail shipments have fluctuated by approximately 1% to 2% yearly over the last five years. These market fluctuations are consistent with the fluctuations within the overall alcohol market in each of the respective years.
The following table summarizes the estimated percentage market share by volume of beer and other alcohol beverages, including wine and spirits, as a component of the overall European alcohol market, within the countries in which we have production facilities, over the last five years, for which data is currently available. We anticipate that 2017 data, when available, will reflect a continuation of the recent consumer trends. Note that percentages reflect estimates based on market data currently available.

	2016	2015	2014	2013	2012
Beer	35%	35%	35%	35%	36%
Other alcohol beverages	65%	65%	65%	65%	64%
Our Competitive Position
Our beers compete not only with similar products from competitors, but also with other alcohol beverages, including wines and spirits. We believe our brand portfolio gives us strong representation in all major beer categories.
In European countries where we currently operate, our primary competitors are Heineken, Asahi, ABI and Carlsberg. The following table summarizes our estimated percentage share of the beer market within the European countries where we operate and our primary competitors over the last five years. Note that current year percentages reflect estimates based on market data currently available.

	2017	2016	2015	2014	2013
MCBC's share	20%	20%	20%	20%	20%
Primary competitors' share	56%	57%	57%	59%	59%
Others' share	24%	23%	23%	21%	21%
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

In a referendum held on June 23, 2016, a majority of voters in the U.K. voted in favor of the U.K. leaving the EU. On March 29, 2017, the U.K. formally initiated its exit from the EU and is expected to leave on March 29, 2019. Withdrawal negotiations started in June 2017 and both sides are due to finalize a draft agreement in October 2018. The draft agreement will be voted on by the U.K. Parliament and the European Parliament. A potential transition phase after March 29, 2019, is currently being negotiated. Because the terms of the exit are still unknown, we may face regulatory uncertainty and we may need to quickly adapt to regulatory changes.

Each country's government levies excise taxes on all alcohol beverages. With the exception of Serbia, Montenegro and Bosnia, all countries' laws on excise taxes are consistent with the directives of the EU. With the exception of Serbia, where a flat excise per hectoliter is used, all European countries use similar measurements based on either alcohol by volume or Plato degrees. In 2017, the excise taxes for our Europe segment, excluding the release of a provision for indirect taxes related to the assessments discussed in Part II—Item 8 Financial Statements and Supplementary Data, Note 19, "Commitments and Contingencies" of the Notes were approximately $43 per hectoliter on a reported basis. Refer to Part I—Item 1A, Risk Factors for risks associated with the regulatory environment in Europe.
International Segment

•	Headquarters: Denver, Colorado

•	Approximately 400 employees

•	International beer markets, including emerging markets, outside the U.S, Canada and Europe

•	Currently operating under export models and license agreements in Latin America, Africa and Asia Pacific as well as owned breweries, which brew and package brands sold in India
The objective of our International segment is to grow and expand our business and brand portfolio in new and existing markets, including emerging markets, outside the U.S., Canada and Europe segments. The focus of our International segment includes Latin America (including Mexico, Central America, the Caribbean and South America), Asia Pacific and Africa. The International segment's portfolio of beers competes within the above premium category in most of our markets. Our principal competitors include large global brewers, as well as local brewers. As our International segment's objective is to grow and expand our business, we are developing scale and building market share in the countries where we operate. Many of the markets in which we operate are considered emerging beer markets, with other brewers controlling the majority of the market share. Our beers compete not only with similar products from competitors, but also with other alcohol beverages, including wines, spirits, and ciders, and thus our competitive position is affected by consumer preferences between and among these other categories.
Effective January 1, 2017, European markets including Sweden, Spain, Germany, Ukraine and Russia, which were previously reported as part of our International segment, are reported within our Europe segment while the results of the MillerCoors Puerto Rico business, which were previously included as part of the U.S. segment, are presented within the International segment. The Miller International Business, which we acquired during the fourth quarter of 2016, was included in our 2017 results. As part of the acquisition of the Miller International Business, we entered into various Transitional Service Agreements (“TSAs”) with local SABMiller and now ABI owned entities. The intent of these TSAs is to enable the Miller brands to continue to be produced and/or distributed in the local markets while we finalize its route to market. The services provided through these agreements range from fully brewing, selling, distributing and marketing Miller products on behalf of the International segment to solely providing back office services. We have successfully created a presence and route to market in many markets and have now transitioned off all of the sales, distribution and back office TSAs, but continue to rely upon production TSAs in several markets.
Latin America
In Latin America, we use a combination of export models and license agreements to sell Blue Moon, Coors Light, Miller Genuine Draft, Miller High Life, Miller Lite and other brands. In our export model markets, we export beer from the U.S. and sell it through agreements with independent distributors. Our export markets include countries such as Chile, Dominican Republic, Panama, Paraguay and Puerto Rico. In license markets, such as Argentina, Colombia and Mexico, we have established exclusive licensing agreements with distributors for the manufacturing and distribution of our products.
Asia Pacific
Our operations in the Asia Pacific region include markets such as Australia, China, India, Japan and South Korea. Our business in India consists primarily of operations in the states of Haryana and Punjab and previously, Bihar. Our consolidated India business produces, markets and sells a beer portfolio consisting of Thunderbolt and Carling Strong. We own three breweries in India, where we use high quality ingredients to brew our products, which are sourced through various contracts with local suppliers. We do not currently anticipate any significant disruption in the supply of these raw materials or brewing inputs in the near term. During the second quarter of 2016, a complete prohibition of the sale and consumption of all forms of alcohol in the state of Bihar was implemented. The government in Bihar did not grant production licenses for export outside of Bihar for fiscal year 2017, and as a result, we shut down our brewery in Bihar in April 2017. See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Goodwill and Intangible Assets" of the Notes for further details.
In Japan our focus is on the marketing and selling of the Blue Moon, Coors Light and Zima brands. We previously had a contract with ABI to sell and distribute the Modelo brands, and this contract was terminated in the second quarter of 2017. Our brands are imported into Japan and are sold through independent wholesalers to both the on-premise and off-premise channels. In Australia we have appointed a local partner that distributes locally produced and imported products including Blue Moon, Coors, Miller Genuine Draft, Miller Chill and other products for us. In South Korea, we previously operated under a TSA agreement with ABI and are now operating under an export model and sell our brands through an independent distributor. Our China business sells the Coors family of brands, through a trade distribution model with the brands being produced under a contract manufacturing agreement.
Africa
We sell Miller Genuine Draft in South Africa and Zambia. Miller Genuine Draft is produced and sold through a local license agreement.
Corporate
Corporate is not a reportable segment and primarily includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, information technology, finance, internal audit, insurance and risk management, global growth, supply chain and commercial initiatives, as well as acquisition, integration and financing costs associated with the Acquisition. Additionally, Corporate includes the results of our water resources and energy operations in Colorado as well as the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides.
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
Sustainability
Our Beer Print, is MCBC's approach to sustainability and the right way to grow our business. Our Beer Print is integral to how we will build long-term value for society and our shareholders, while leaving a positive imprint on our communities, on our environment and on our business.
We have a long legacy of leaving a positive imprint on the environment and our community. MCBC has been recognized on the Dow Jones Sustainability North America Index for seven consecutive years for our sustainability performance. For five consecutive years, between 2012 and 2016, we were listed on the World Index and were also distinguished as the Beverage Sector Leader in 2012 and 2013.

In 2012, MCBC built on long-standing efforts to reduce harmful drinking by becoming a signatory of the Beer, Wine and Spirits Producers’ Commitments to Reduce Harmful Drinking. We have been working closely with other leading beer, wine and spirit companies and with governments around the world to deliver a 10% reduction in the harmful use of alcohol by 2025. The current phase of the Commitments ended in 2017, and we look forward to working with our industry partners to develop the next set of ambitious targets.

In 2017, we launched Our Beer Print 2025 agenda, Raising the Bar on Beer, a new sustainability strategy for Molson Coors and a set of ambitious goals to take us to 2025. The goals that we’ve set across our three areas - Alcohol Responsibility, Environmental Sustainability and Our People and Communities - broaden our efforts to address the shifting expectations of our consumers and stakeholders, while we continue to drive our operations to be even more resource efficient and resilient. More information about our 2025 agenda can be found on our sustainability website, www.OurBeerPrint.com, which includes:

•	Our Beer Print Report 2017, which presents our new 2025 strategy and highlights of our work across our three focus areas: Responsibly Refreshing, Sustainably Brewing and Collectively Crafted; and

•	ESG (Environment, Social and Governance) Report, which offers greater detail on Molson Coors 2016 performance.

Environmental Matters
Our operations are subject to a variety of extensive and changing federal, state and local environmental laws, regulations and ordinances that govern activities or operations that may have an impact on human health or the environment. Such laws, regulations or ordinances may impose liability for the cost of remediation, and for certain damages resulting from sites of past releases of hazardous materials. Our policy is to comply with all such legal requirements. While we cannot predict our eventual aggregate cost for the environmental and related matters in which we may be or are currently involved, we believe that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to our operating results, cash flows, or our financial or competitive position. We believe adequate reserves have been provided for losses that are probable and estimable. However, there can be no assurance that environmental laws will not become more stringent in the future or that we will not incur material costs in the future in order to comply with such laws. See Part II—Item 8 Financial Statements and Supplementary Data, Note 19, "Commitments and Contingencies" of the Notes under the caption "Environmental" for additional information regarding environmental matters.
Employees
As of the end of 2017, we employed approximately 17,200 full-time employees within our business globally. Specifically, we employed approximately 7,900 within our U.S. segment, 6,000 within our Europe segment, 2,400 within our Canada segment, 400 within our International segment, 250 within our Corporate headquarters in Colorado and 250 within our Global Business Services center in Romania.
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
Executive Officers
The following table sets forth certain information regarding our executive officers as of February 14, 2018:

Name	Age	Position
Mark R. Hunter	55	President and Chief Executive Officer
Tracey I. Joubert	51	Chief Financial Officer
Gavin D. Hattersley	55	President and Chief Executive Officer, MillerCoors LLC
Sergey K. Yeskov	41	President and Chief Executive Officer, Molson Coors International
Simon J. Cox	50	President and Chief Executive Officer, Molson Coors Europe
Frederic Landtmeters	44	President and Chief Executive Officer, Molson Coors Canada
Samuel D. Walker	59	Chief Legal and Corporate Affairs Officer
Celso L. White	56	Chief Supply Chain Officer
Michelle S. Nettles	46	Chief People and Diversity Officer
Krishnan Anand	60	Chief Growth Officer

ITEM 1A.    RISK FACTORS
Investing in our Company involves risk. The reader should carefully consider the following risk factors and the other information contained within this Annual Report on Form 10-K. The risks set forth below are those that management believes are most likely to have a material adverse effect on us, however, are not a comprehensive description of the risks facing our Company. We may also be subject to other risks or uncertainties not presently known to us or that we currently deem to be immaterial but may materially adversely affect our business, financial condition or results of operations in future periods. If the following risks or uncertainties, individually or in combination, actually occur, they may have a material adverse effect on our business, results of operations and prospects.
Risks Specific to Our Company
The global beer industry is constantly evolving, and our position within the global beer industry and our markets in which we operate may fundamentally change. If we do not successfully transform along with the evolving industry and market dynamics, then the result could have a material adverse effect on our business and financial results.  The brewing industry has significantly evolved over the years becoming an increasingly global beer market. For many years, the industry operated primarily on local presence with modest international expansion achieved through export, license and partnership arrangements, whereas it has now become increasingly complex as the global consolidation of brewers has resulted in fewer major market participants. At the same time, smaller local brewers within certain geographies are seeing accelerated growth as consumers increasingly place value on locally-produced and/or regionally-sourced products. As a result of the increased global consolidation of brewers and the dynamic of an expanding new segment within the industry with new market entrants, the markets in which we operate, particularly the more mature markets, may evolve at a disadvantage to our current market position and local governments may intervene, which may fundamentally accelerate transformational changes to such markets. For example, U.S. and Canada beer markets have long consisted of a select number of significant market participants with government-regulated routes to market. However, evolution in these and others of our beer markets together with emerging changes to consumer preferences have introduced a significant expansion of market entrants and resulted in increased consumer choice and market competition, as well as increased government scrutiny. Specifically, in the U.S., Canada and Europe, we have experienced vast expansion in the craft beer industry along with the expansion of cider and flavored malt beverages and, accordingly, among other things, we have strategically acquired several craft breweries. If our competitors are able to respond more quickly to the evolving trends within the craft beer, cider and flavored malt beverages categories, or if our new products are not successful, our business and financial results may be adversely impacted. In Canada, changes to interprovincial trade rules, regulations, distribution models, and packaging requirements, such as government-owned retail outlets and industry standard returnable bottles, may be disadvantageous to us. Currently, in Ontario and other provinces, provincial governments are reviewing and/or changing this historical foundation as a result of this market evolution and increased demand by some for government intervention to enhance competition and choice. In addition, the Supreme Court of Canada is currently considering the validity of certain interprovincial trade rules, which, among other things, may favor local or small brewers, and any changes could adversely impact our operating model across Canada. If we are unsuccessful in evolving with, and navigating through, the changes to the markets in which we operate, there could be a material adverse effect on our business and financial results. See risk factors below under “Risks Specific to the Canadian Segment” for additional risks specific to competition in the Canadian beer market.

Competition in our markets could require us to reduce prices or increase capital and other expenditures or cause us to lose sales volume, any of which could have a material adverse effect on our business and financial results.    In many of our markets, our primary competitors have greater financial, marketing, production and distribution resources than we do, and may be more diverse in terms of their geographies and brand portfolios. In all of the markets in which we operate, aggressive marketing strategies, such as reduced pricing, brand positioning, and increased capital investments by these competitors could have a material adverse effect on our business and financial results. In addition, continuing consolidation among major global brewers may lead to stronger or new competitors, loss of partner brands, negative impacts on our distributor networks and pressures from marketing and pricing tactics by competitors. Further, consolidation of distributors in our industry could reduce our ability to promote our brands in the market in a manner that enhances rather than diminishes their value, as well as reduce our ability to manage our pricing effectively. Additionally, due to competition with brewers and other beverage companies, an increase in the purchasing power of our large competitors may cause further pricing pressures which could prevent us from increasing prices to recover higher costs necessary to compete. Such pressures could have a material adverse impact our on our business and our financial results and market share. Failure to generate significant cost savings and margin improvement through our ongoing initiatives could adversely affect our profitability. Increased pressures for reduced pricing or difficulties in increasing prices while remaining competitive within our markets, as well as the need for increased capital investment, marketing and other expenditures could result in lower margins or loss of market share and volumes. Moreover, most of our major markets are mature, so growth opportunities may be more limited to us than to our competitors. For example, sales in the U.S. and Canada accounted for approximately 80% of our total 2017 sales.

Our success as an enterprise depends largely on the success of relatively few products in several mature markets specific to the beer industry; if consumer preferences shift away from our products or consumption of our products decline, our business and financial results could be materially adversely affected.    Our Coors Light and Miller Lite brands in the U.S., Coors Light, Molson Canadian, Coors Banquet and Carling brands in Canada, and Carling, Staropramen, Jelen, Bergenbier and Coors Light brands in Europe represented approximately half of each respective segment's sales volumes in 2017. Additionally, several of our brands represent a significant share of their respective market, therefore volatility in these markets could disproportionately impact the performance of these brands. Consequently, any material shift in consumer preferences away from these brands, or from the categories in which they compete, could have a material adverse effect on our business and financial results. Consumer preferences and tastes may shift away from our brands or beer generally due to, among others, changing taste preferences, demographics, downturn in economic conditions or perceived value, as well as changes in consumers' perception of our brands due to negative publicity, regulatory actions or litigation. Recently, there has been more attention focused on health concerns and the harmful effects of alcoholic beverages which could result in a change in the social acceptability of beer and other alcoholic beverages which could materially impact the consumption of beer and our sales. Additionally, in some of our major markets, specifically Canada, the U.S. and Europe, there has been a shift in consumer preferences within the total beer market away from premium brands to "craft beer" produced by smaller, regional microbreweries, as well as a shift within the total alcohol beverage market from beer to wine and spirits. Moreover, several of our major markets are mature and we have a significant share in such markets, therefore, small movements in consumer preference, such as a consumer shift away from premium light brands, can disproportionately impact our results. Although the ultimate impact is currently unknown, the emergence of legal cannabis in certain U.S. states and Canada may result in a shift of discretionary income away from our products or a change in consumer preferences away from beer. As a result, a shift in consumer preferences away from our products or beer or a decline in the consumption of our products could result in a material adverse effect on our business and financial results.

The success of our business relies heavily on brand image, reputation, product quality and protection of intellectual property.    It is important that we maintain and increase the image and reputation of our existing brands and products. Concerns about product quality, even when unsubstantiated, could be harmful to our image and reputation of our brands and products. While we have quality control programs in place, in the event we experienced an issue with product quality, we may experience recalls or liability in addition to business disruption which could further negatively impact brand image and reputation and negatively affect our sales. Our brand image and reputation may also be more difficult to protect due to less oversight and control as a result of the outsourcing of some of our operations. We also could be exposed to lawsuits relating to product liability or marketing or sales practices. Deterioration to our brand equity may be difficult to combat or reverse and could have a material effect on our business and financial results. In addition, because our brands carry family names, personal activities by certain members of the Molson or Coors families that harm their public image or reputation could have an adverse effect on our brands. Further, our success is dependent on our ability to protect our intellectual property rights, including trademarks, patents, domain names, trade secrets and know-how. We cannot be certain that the steps we have taken to protect our intellectual property rights will be sufficient or that third parties will not infringe upon or misappropriate these rights. If we are unable to protect our intellectual property rights, it could have a material adverse effect on our business and financial results.

Weak, or weakening of, economic or other negative conditions in the markets in which we do business could have a material adverse effect on our business and financial results. Beer consumption in many of our markets is closely tied to general economic conditions and a significant portion of our portfolio consists of premium and above premium brands. Difficult macroeconomic conditions in our markets, such as decreases in per capita income and level of disposable income driven by increases to inflation, income taxes, the cost of living, unemployment levels, political or economic instability or other country-specific factors could have an adverse effect on the demand for our products. For example, a trend towards value brands in certain of our markets or further deterioration of the current economic conditions could result in a material adverse effect on our business and financial results. A significant portion of our consolidated net sales revenues are concentrated in the U.S. Therefore, unfavorable macroeconomic conditions, such as a recession or slowed economic growth, in the U.S. could negatively affect consumer demand for our product in this important market. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our products to lower-priced products offered by other companies. Softer consumer demand for our products in the U.S. could reduce our profitability and could negatively affect our overall financial performance.

We may not be able to realize anticipated cost and operational synergies from the Acquisition. The success of the Acquisition will depend, in part, on our ability to realize anticipated cost and operational synergies. Our success in realizing these cost synergies, and the timing of this realization, depends on the successful integration of our business and operations with the acquired business and operations. Even if we are able to integrate the acquired businesses and operations successfully, this integration may not result in the realization of the full benefits of the cost and operational synergies of the Acquisition that we currently expect within the anticipated time frame, or at all.

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

We may also incur additional costs in the course of the integration of the Miller International Business, and we cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the businesses will offset the transaction and integration costs in the near term, or at all. Integrations of acquired businesses are complex, costly, and time-consuming, and such activities divert management’s time and attention. The assumption of liabilities in the Acquisition, coupled with any delays, additional costs, or issues experienced during the integration period could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We face numerous risks associated with the integration of the Miller International Business. The acquisition of the Miller International Business may subject us to unknown expenses and liabilities. These risks arise because we acquired the Miller International Business from ABI at a time when we had no access to historical financial statements or information which were then in the possession of SABMiller. Accordingly, our due diligence was limited. Under a settlement agreement entered into with ABI in January 2018, we received an Adjustment Amount of $328 million related to the Acquisition; however, this adjustment may not be sufficient to mitigate all our risks related to the limited due diligence and incomplete historical financial statements and information of the Miller International Business. The success of our acquisition of the Miller International Business will depend, in part, on our ability to realize all or some of the anticipated synergies and other benefits from integrating this business with our existing businesses and operations. The potential difficulties of the continuing integration of operations include, among others:

•	failure to implement our business plan for the combined business;

•	impacts of change in control provisions in contracts and agreements;

•	failure to retain key customers, employees and suppliers;

•	unanticipated changes in applicable laws and regulations;

•	inherent operating risks in the business;

•	unanticipated issues, expenses and liabilities;

•
increased foreign currency exposures which could adversely affect the amounts recorded for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our results of operations;

•	unfamiliarity with operating in many of the countries in which the Miller International Business operates;

•	reliance on competitors, ABI (or Asahi, in the case of Europe), to provide production services as we continue to transition the business;

•	failure to develop sustainable production sources prior to the expiration of ABI's (or Asahi's, in the case of Europe) production services.

We may not be able to maintain the levels of revenue, earnings or operating efficiency that each of the Company and the Miller International Business had achieved or might achieve separately. The markets in which the Miller International Business operates may not experience the growth rates expected and any economic downturn affecting those markets could negatively impact the Miller International Business. These markets are in differing stages of development and may experience more volatility than expected or face more operating risks than in the more mature markets in which we have historically operated. If the Miller International Business or the markets in which it operates deteriorate, the potential cost savings, growth opportunities and other synergies of the acquisition of the Miller International Business may not be realized fully, or at all, or may take longer to realize than expected. In such case, our business, financial condition, results of operations and cash flows may be negatively impacted.

Our debt level, which increased significantly to fund the Acquisition, subjects us to financial and operating risks, and the agreements governing such debt subject us to financial and operating covenants and restrictions. Our indebtedness subjects us to financial and operating covenants, including restrictions on priority indebtedness, leverage thresholds, liens, certain types of secured debt and certain types of sale lease-back transactions and transfers of assets, which may limit our flexibility in responding to our business needs. If we are not able to maintain compliance with stated financial covenants or if we breach other covenants in any debt agreement, we could be in default under such agreement. Such a default would adversely affect our credit ratings, may allow our creditors to accelerate the related indebtedness, and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. Our significant debt level and the terms of such debt could, among other things:

•make it more difficult to satisfy our obligations under the terms of our indebtedness;

•limit our ability to refinance our indebtedness on terms acceptable to us, or at all;

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

Failure to comply with our debt covenants could have an adverse effect on our ability to obtain future financing at competitive rates and/or our ability to refinance our existing indebtedness. Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions and transfers of assets. Failure to comply with these restrictions or maintain our credit rating may result in issues with our current financing structure and potential future financing requirements.

A deterioration in our credit rating could increase our borrowing rates or have an adverse effect on our ability to obtain future financing or refinance current debt. Ratings agencies may downgrade our credit ratings below their current investment grade levels if we are unable to meet our deleveraging commitments. A credit ratings downgrade could increase our costs of future borrowing and harm our ability to refinance our debt in the future on acceptable terms or access the capital markets. We currently intend to hold per share dividends constant and have suspended both our dividend target of 18% to 22% of trailing annualized EBITDA and our share repurchase program. We also intend to use cash from operations to reduce our debt level, which will reduce funds available for other operational or strategic needs and may increase our vulnerability to adverse economic or industry conditions.

Default by or failure of one or more of our counterparty financial institutions could cause us to incur significant losses. As part of our risk management activities, we enter into transactions involving derivative financial instruments, including, among others, forward contracts, commodity swap contracts, option contracts, with various financial institutions. In addition, we have significant amounts of cash and cash equivalents on deposit or in accounts with banks or other financial institutions in the U.S. and abroad. As a result, we are exposed to the risk of default by, or failure of, counterparty financial institutions. The risk of counterparty default or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or to retrieve our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty's liquidity or the applicable laws governing the insolvency or bankruptcy proceedings.

Our operations face significant exposure to changes in commodity prices, which could materially and adversely affect our business and financial results.    We use a large volume of agricultural and other raw materials, some of which are purchased through supply contracts with third parties, to produce our products, including barley, malted barley, hops, corn, other various starches, water and packaging materials, including aluminum cans and bottles, glass and polyethylene terephthalate containers, as well as, cardboard and other paper products. We also use a significant amount of diesel fuel, natural gas and electricity in our operations. The supply and price of these raw materials and commodities can be affected by a number of factors beyond our control, including market demand, alternative sources for suppliers, global geopolitical events (especially as to their impact on crude oil prices and the resulting impact on diesel fuel prices), trade agreements among producing and consuming nations, governmental regulations, including tariffs, frosts, droughts and other weather conditions, economic factors affecting growth decisions, inflation, plant diseases and theft. To the extent any of the foregoing factors affect the availability or prices of ingredients or packaging or our hedging arrangements do not effectively or completely hedge changes in commodity price risks and we are not able to pass these increased costs along to customers, our business and financial results could be materially adversely impacted.

Unfavorable outcomes of legal or regulatory proceedings may adversely affect our business and financial condition. We are from time to time involved in or subject to legal or regulatory proceedings related to our business. Such proceedings can be complex, costly, and highly disruptive to business operations by diverting the attention and energies of management and other key personnel. The assessment of the outcome of such proceedings, including our potential liability, if any, is a highly subjective process that requires judgments about future events that are not within our control. The outcome of litigation, arbitration, regulatory or other proceedings, including amounts ultimately received or paid upon judgment or settlement, may differ materially from management’s outlook or estimates, including any amounts accrued in the financial statements. Actual outcomes, including judgments, awards, settlements or orders, could have a material adverse effect on our business, financial condition, operating results, or cash flows.

We may incur impairments of the carrying value of our goodwill and other intangible assets which could have a material adverse effect on our business and financial results. In connection with various business combinations, we have historically allocated material amounts of the related purchase prices to goodwill and other intangible assets that are considered to have indefinite useful lives. For example, as a result of the Acquisition, we have allocated approximately $6.3 billion and $7.6 billion to goodwill and indefinite-lived intangible assets, respectively. These assets are tested for impairment at least annually, using estimates and assumptions affected by factors such as economic and industry conditions and changes in operating performance. Additionally, in conjunction with the brand impairment tests, we also reassess each brand's indefinite-life classification. Potential resulting charges from an impairment of goodwill or brand intangible, as well as reclassification of an indefinite-lived to a definite-lived brand intangible, could have a material adverse effect on our results of operations. For example, the results of our annual impairment testing completed as of October 1, 2016, indicated that the fair value of the Molson core brand indefinite-lived intangible asset was below its carrying value. As a result, we recorded an impairment charge of $495.2 million recorded within special items in our consolidated statements of operations during the fourth quarter of 2016. Additionally, during this review, we also reassessed the asset’s indefinite-life classification and determined that the Molson core brands have characteristics that have evolved which now indicate a definite-life is more appropriate. These brands were therefore reclassified as definite-lived intangible assets and will be amortized over useful lives ranging from 30 to 50 years.

Our most recent impairment analysis, conducted as of October 1, 2017, the first day of our fiscal fourth quarter, indicated that the fair value of the U.S., Europe and Canada reporting units were estimated at approximately 28%, 18% and 26% in excess of their carrying values, respectively. Although the fair values of our reporting units are sufficiently in excess of their carrying values, the fair values are sensitive to potential unfavorable changes in forecasted cash flows, macroeconomic conditions, market multiples or discount rates that could have an adverse impact. Any future impairment of the U.S., Europe or Canada reporting units or brands, or reclassification of indefinite-lived brands to definite-lived, may result in material charges that could have a material adverse effect on our business and financial results. Additionally, if the on-going integration of the MillerCoors and Miller International Business is unsuccessful due to, for example, unexpected challenges or difficulties, or adverse economic, market or industry conditions, material impairment charges may be incurred in the future. The testing of our goodwill for impairment is predicated upon our determination of our reporting units. Any change to the conclusion of our reporting units or the aggregation of components within our reporting units could result in a different outcome to our annual impairment test. See Part II-Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates and Part II-Item 8 Financial Statements and Supplementary Data, Note 11, "Goodwill and Intangible Assets" of the Notes for additional information related to the results of our annual impairment testing.

Termination of one or more manufacturer/distribution agreements could have a material adverse effect on our business and financial results.    We manufacture and/or distribute products of other beverage companies through various joint venture, licensing, distribution, contract brewing or other similar arrangements, such as our agreement to import, market, distribute and sell Heineken in Canada and our arrangements to brew and distribute Beck's, Stella Artois, Lowenbrau and

Spaten and to distribute Corona in Central Europe. Our inability to renew or the loss of one or more of these arrangements, as a result of industry consolidation or otherwise, could have a material adverse effect on our business and financial results. For example, our 2015 Europe results were adversely impacted by the termination of our brewing and kegging agreement with Heineken under which we produced and packaged the Foster’s and Kronenbourg brands in the U.K. Additionally, in 2017, our International segment was adversely impacted by the loss of the Modelo brands in Japan.

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

We rely on a small number of suppliers to obtain the packaging materials we need to operate our business. The inability to obtain materials could unfavorably affect our ability to produce our products which could have a material adverse effect on our business and financial results.    We purchase certain types of packaging materials including aluminum cans and bottles, glass bottles and paperboard from a small number of suppliers. Consolidation of packaging materials suppliers has reduced local supply alternatives and increased risks of supply disruptions. The inability of any of these suppliers to meet our production requirements without sufficient time to develop an alternative source could have a material adverse effect on our business and financial results. Additionally, if the financial condition of these suppliers deteriorates our business and financial results could be adversely impacted. Our suppliers’ financial condition is affected in large part by conditions and events that are beyond our and their control, including: competitive and general market conditions in the locations in which they operate; the availability of capital and other financing resources on reasonable terms; loss of major customers; or disruptions of bottling operations that may be caused by strikes, work stoppages, labor unrest or natural disasters. A deterioration of the financial condition or results of operations of one or more of our major suppliers could adversely affect our business and financial results.

Risks associated with operating our joint ventures may materially adversely affect our business and financial results. We have entered into several joint ventures, including our joint ventures with Ball Corporation (i.e. Rocky Mountain Metal Container), and with Owens-Brockway Glass Container Inc. (i.e. Rocky Mountain Bottle Company), for a portion of our aluminum and glass packaging supply in the U.S. We may enter into additional joint ventures in the future. Our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with our goals or with the goals of the joint venture. In addition, we compete against our joint venture partners in certain of our other markets. Disagreements with our business partners may impede our ability to maximize the benefits of our partnerships. Our joint venture arrangements may require us, among other matters, to pay certain costs or to make certain capital investments or to seek our joint venture partner's consent to take certain actions. In addition, our joint venture partners may be unable or unwilling to meet their economic or other obligations under the operative documents, and we may be required to either fulfill those obligations alone to ensure the ongoing success of a joint venture or to dissolve and liquidate a joint venture. For example, effective in 2014 we terminated our Modelo Molson Imports, L.P. joint venture that imported, distributed and marketed the Modelo beer brand portfolio across all Canadian provinces and territories which had an adverse effect on our Canadian volumes and financial results.

Our operations in developing and emerging markets expose us to additional risks which could harm our business and financial results. We expect our operations in developing and emerging markets to become more significant to our operating results as we continue to further expand internationally, including in connection with our acquisition of the Miller International Business. In certain of these markets, we have limited operating experience and may not succeed. In addition to risks described elsewhere in this section, our operations in these markets expose us to additional risks, including: changes in local political, economic, social and labor conditions; restrictions on foreign ownership and investments; repatriation of cash earned in countries outside the U.S.; import and export requirements; increased costs to ensure compliance with complex foreign laws and regulations; currency exchange rate fluctuations; a less developed and less certain legal and regulatory environment, which among other things can create uncertainty with regard to liability issues; longer payment cycles, increased credit risk and higher levels of payment fraud; and other challenges caused by distance, language, and cultural differences.

In addition, as a global company, we are subject to foreign and U.S. laws and regulations designed to combat governmental corruption, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and prohibitions on our ability to offer our products and services in one or more countries, each of which could have a materially negative effect on our brands and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these foreign and U.S. laws and regulations, including the U.S. Foreign

Corrupt Practices Act and the U.K. Bribery Act, there can be no assurance that our employees, business partners or agents will not violate our policies.

Changes to the regulation of the distribution systems for our products could adversely affect our business and financial results.    Many countries in which we operate regulate the distribution of alcohol products and if those regulations were changed, it could alter our business practices and have material adverse effect on our business and financial results. For example, in the U.S. market, there is a three-tier distribution system that governs the sale of malt beverage products. That system, consisting of required separation of manufacturers, distributors and retailers, dates back to the repeal of prohibition and is periodically subject to legal challenges. To the extent that such challenges are successful and allow changes to the three-tier system, such changes could have a material adverse effect on our U.S. segment results of operations. Further, in Canada, our products are required to be distributed through each province's respective provincial liquor board. Additionally, in certain Canadian provinces, we rely on our joint venture arrangements, such as BRI and BDL, to distribute our products via retail outlets that are mandated and regulated by provincial government regulators. BRI owns and operates commercial retail outlets, known as The Beer Store, in Ontario, and BDL facilitates the distribution of our products in the Western Canadian provinces. If provincial regulation should change, the costs to adjust our distribution methods could have a material adverse effect on our business and financial results.

Our consolidated financial statements are subject to fluctuations in foreign exchange rates, most significantly the Canadian dollar and the European operating currencies such as, Euro, British Pound, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu, Bulgarian Lev and Hungarian Forint. We hold assets and incur liabilities, earn revenues and pay expenses in different currencies, most significantly in Canada and throughout Europe. Because our financial statements are presented in USD, we must translate our assets, liabilities, income and expenses into USD. Increases and decreases in the value of the USD will affect, perhaps adversely, the value of these items in our financial statements, even if their local currency value has not changed. Additionally, we are exposed to currency transaction risks related to transactions denominated in currencies other than one of the functional currencies of our operating entities, such as the purchase of certain raw material inputs or capital expenditures, as well as sales transactions and debt issuances or other incurred obligations. Further, certain actions by the government of any of the jurisdictions in which we operate could adversely affect our results and financial position. To the extent that we fail to adequately manage these risks through our risk management policies intended to protect our exposure to currency movements, which may affect our operations, including if our hedging arrangements do not effectively or completely hedge changes in foreign currency rates, our results of operations may be materially and adversely affected. As a result of the U.K. vote to leave the European Union, the GBP experienced a significant decline in comparison to USD and EUR and may continue to be volatile. Any significant further weakening of the GBP to the USD will have an adverse impact on our European revenues as reported in USD due to the importance of U.K. sales. Additionally, the strengthening of the USD against the Canadian dollar, European currencies and various other global currencies would adversely impact our USD reported results due to the impact on foreign currency translation.

Changes in tax, environmental, trade or other regulations or failure to comply with existing licensing, trade and other regulations could cause volatility or have a material adverse effect on our business and financial results.    Our business is highly regulated by national, state, provincial and local laws and regulations in various jurisdictions regarding such matters as tariffs, licensing requirements, trade and pricing practices, labeling, advertising, promotion and marketing practices, relationships with distributors, environmental matters, ingredient regulations, and other matters. These laws and regulations are subject to frequent re-evaluation, varying interpretations and political debate and inquiries from government regulators charged with their enforcement, which could have a material adverse effect on our business and financial results. For example, on December 22, 2017, H.R. 1, also known as the Tax Cuts and Jobs Act (the “2017 Tax Act”), was enacted in the U.S. This enactment resulted in a number of significant changes to U.S. federal income tax law for U.S. corporations. Most notably, the statutory federal corporate income tax rate was changed from 35% to 21% for corporations and, as a result, we recorded an estimated net tax benefit of approximately $434 million in our consolidated statements of operations during the fourth quarter of 2017 driven by the effects of the 2017 Tax Act on our deferred tax positions as of December 31, 2017. Our initial assessment of the impacts of the 2017 Tax Act is preliminary as we continue to evaluate the 2017 Tax Act and understand its implications, as well as the related, and yet to be issued, regulator rules, regulations and interpretations. If our complete and final assessment and understanding of the 2017 Tax Act differs significantly from this initial assessment, or the forthcoming rules, regulations and interpretations change our preliminary conclusions, the resulting impacts could have a material adverse impact on our tax rate and cash tax expectations. Additionally, modifications of U.S. laws and policies governing foreign trade and investment (including trade agreements and tariffs, such as the North American Free Trade Agreement or aluminum tariffs currently being evaluated by the U.S. government) could adversely affect our supply chain, business and results of operations. Failure to comply with existing laws and regulations or changes in these laws, regulations, or interpretations thereof, or in tax, environmental, excise tax levels imposed or any other laws or regulations could result in the loss, revocation or suspension of our licenses, permits or approvals and could have a material adverse effect on our business, financial condition and results of operations. Additionally, uncertainties exist with respect to the interpretation of, and potential future developments in, complex domestic and international tax laws and regulations, the amount and timing of future taxable income and the interaction of such laws and regulations among jurisdictions. Given the wide range of international business relationships and the long-term nature and complexity of existing contractual agreements, differences arising between the actual results and assumptions made, or future changes to such assumptions, could necessitate future adjustments to tax income and expense already recorded. Finally, advocates of prohibition and other severe restrictions on the marketing and sales of alcohol are becoming increasingly organized and coordinated on a global basis, seeking to impose laws or regulations or to bring actions against us, to curtail substantially the consumption of alcohol, including beer, in developed and developing markets. To the extent such views gain traction in regulations of jurisdictions in which we do or plan to do business, they could have a material adverse effect on our business and financial results. For example, in early 2016, the government of Bihar, India, the largest state in India in which our International segment operates, announced a complete prohibition on the sale and distribution of alcohol.

Climate change and water availability may negatively affect our business and financial results.    There is concern that a gradual increase in global average temperatures could cause significant changes in global weather patterns and an increase in the frequency and severity of natural disasters. Changing weather patterns and more volatile weather conditions could result in decreased agricultural productivity in certain regions which may impact quality, limit availability or increase the cost of key agricultural commodities, such as hops, barley and other cereal grains, which are important ingredients for our products. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain, distribution networks and routes to market, or impact demand for our products. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs and may require us to make additional investments in facilities and equipment. Clean water is a limited resource in many parts of the world and climate change may increase water scarcity and cause a deterioration of water quality in areas where we maintain brewing operations. The competition for water among domestic, agricultural and manufacturing users is increasing in some of our brewing communities. Even where water is widely available, water purification and waste treatment infrastructure limitations could increase costs or constrain our operations.

Loss or closure of a major brewery or other key facility, due to unforeseen or catastrophic events or otherwise, could have a material adverse effect on our business and financial results. Our business could be interrupted and our financial results could be materially adversely impacted by physical risks such as earthquakes, hurricanes, floods, terror attacks and other natural disasters or catastrophic events that damage or destroy one of our breweries or key facilities or the key facilities of our significant suppliers. Additionally, certain catastrophes are not covered by our general insurance policies, which could result in significant unrecoverable losses. Furthermore, our business and results of operations could be adversely impacted by under-investment in physical assets or production capacity, including contract brewing and effect on priority of our brands if production capacity is limited. Further, significant excess capacity at any of our breweries as a result of increased efficiencies in our supply chain process or continued volume declines, could result in under-utilization of our assets, which could lead to excess overhead expenses or additional costs incurred associated with the closure of one or more of our facilities. For example, as part of a strategic review of our supply chain network, certain breweries and bottling lines were closed during 2015 and 2016 and we incurred related costs during 2017. We regularly review our supply chain network to ensure that our supply chain capacity is aligned with the needs of the business. Such reviews could potentially result in further closures and the related costs could be material.

Failure to successfully identify, complete or integrate attractive acquisitions and joint ventures into our existing operations could have an adverse effect on our business and financial results. We have made a number of acquisitions and entered into several strategic joint ventures. In order to compete in the consolidating global brewing industry, we anticipate that we may, from time to time, in the future acquire additional businesses or enter into additional joint ventures that we believe would provide a strategic fit with our business such as the Acquisition. Potential risks associated with acquisitions and joint ventures could include, among other things: our ability to identify attractive acquisitions and joint ventures; our ability to offer potential acquisition targets and joint venture partners' competitive transaction terms; our ability to raise capital on reasonable terms to finance attractive acquisitions and joint ventures; our ability to realize the benefits or cost savings that we expect to realize as a result of the acquisition or joint venture; diversion of management's attention; our ability to successfully integrate our businesses with the business of the acquired company; motivating, recruiting and retaining key employees; conforming standards, controls, procedures and policies, business cultures and compensation structures among our company and the acquired company; consolidating and streamlining sales, marketing and corporate operations; potential exposure to unknown liabilities of acquired companies; loss of key employees and customers of the acquired business; and managing tax costs or inefficiencies associated with integrating our operations following completion of an acquisition or entry into a joint venture.

Poor investment performance of pension plan holdings and other factors impacting pension plan costs could unfavorably affect our business, liquidity and our financial results.    Our costs of providing defined benefit pension plans are dependent upon a number of factors, such as the rates of return on the plans' assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, exchange rate fluctuations, future government regulation, global equity prices, and our required and/or voluntary contributions to the plans. While we comply with the minimum funding requirements, we have certain qualified pension plans with obligations which exceed the value of the plans' assets. These funding requirements also may require contributions even when there is no reported deficit. Without sustained growth in the pension investments over time to increase the value of the plans' assets, and depending upon the other factors as listed above, we could be required to fund the plans with significant amounts of cash. Such cash funding obligations (or the timing of such contributions) could have a material adverse effect on our cash flows, credit rating, cost of borrowing, financial position and/or results of operations. For example, following the completion of the triennial review of the U.K. pension plan with the plan's trustees in 2014, we made a GBP 150 million contribution to our U.K. pension plan in January 2015, based on the underfunded status of the plan and the evaluation of the plan's performance and long-term obligations. In addition, we made pension plan contributions during 2017 of approximately $310 million, including $200 million of discretionary contributions to the U.S. pension plan.

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

Due to a high concentration of workers represented by unions or trade councils in Canada, Europe, and the U.S., we could be significantly affected by labor strikes, work stoppages or other employee-related issues.    As of December 31, 2017, approximately 55%, 40%, and 28% of our Canadian, European and U.S. workforces, respectively, are represented by trade unions. Stringent labor laws in certain of our key markets expose us to a greater risk of loss should we experience labor disruptions in those markets. A prolonged labor strike, work stoppage or other employee-related issue, could have a material adverse effect on our business and financial results. For example, in the first quarter of 2017, our Toronto brewery unionized employees commenced a labor strike initiated from on-going negotiations of the collective bargaining agreement.  This labor strike resulted in slower than expected production at the Toronto brewery in the first quarter of 2017. From time to time, our collective bargaining agreements come due for renegotiation. Currently, we are in collective bargaining with our Montreal brewery, distribution and sales unions and, if we are unable to timely complete negotiations, affected employees may strike, which could have an adverse effect on our Canadian business and financial results.

Because of our reliance on third-party service providers and internal and outsourced systems for our information technology and certain other administrative functions, we could experience a disruption to our business.    We rely extensively on information services providers worldwide for our information technology functions including network, help desk, hardware and software configuration. Additionally, we rely on internal networks and information systems and other technology, including the internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing and collection of payments. We use information systems for certain human resource activities and to process our employee benefits, as well as to process financial information for internal and external reporting purposes and to comply with various reporting, legal and tax requirements. As information systems are critical to many of our operating activities, our business may be impacted by system shutdowns, service disruptions or security breaches. Additionally, if one of our service providers were to fail and we were unable to find a suitable replacement in a timely manner, we could be unable to properly administer our outsourced functions.

A breach of our information systems could cause material financial or reputational harm. Our internal and outsourced systems may also be the target of cyber-attacks or other breaches to our security, which, if successful, could expose us to the loss of key business, employee, customer or vendor information and disruption of our operations. If our information systems suffer severe damage, disruption or shutdown and our remediation plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results and we may lose revenue and profits as a result of our inability to timely prepare, distribute, invoice and collect payments from our customers. Misuse, leakage or falsification of information could result in a violation of data privacy laws and regulations, or damage our reputation and credibility. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information and may become subject to legal action and increased regulatory oversight or consumers may avoid our brands due to negative publicity. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems, which could have a material adverse effect on our business and financial results.

If the Pentland Trust and the Coors Trust do not agree on a matter submitted to our stockholders or if a super-majority of our board of directors do not agree on certain actions, generally the matter will not be approved, even if beneficial to us or favored by other stockholders or a majority of our board of directors.    Pentland Securities (1981) Inc. (the "Pentland Trust") (a company controlled by the Molson family and related parties) and the Adolph Coors, Jr. Trust (the "Coors Trust"), which together control more than 90% of our Class A common stock and Class A exchangeable shares, have a voting trust agreement through which they have combined their voting power over the shares of our Class A common stock and the Class A exchangeable shares that they own. If these two stockholders do not agree to vote in favor of a matter submitted to a stockholder vote (other than the election of directors), the voting trustees are required to vote all of the Class A common stock and Class A exchangeable shares deposited in the voting trust against the matter. There is no other mechanism in the voting trust agreement to resolve a potential deadlock between these stockholders. Therefore, if either the Pentland Trust or the Coors Trust is unwilling to vote in favor of a proposal that is subject to a stockholder vote, we would be unable to implement the proposal even if our board of directors, management or other stockholders believe the proposal is beneficial to us. Similarly, our bylaws require the authorization of a super-majority (two-thirds) of the board of directors to take certain transformational actions. Thus, it is possible that the Company will not be authorized to take action even if it is supported by a simple majority of the board of directors.

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

Risks Specific to the United States Segment

Our U.S. business is highly dependent on independent distributors to sell our products, with no assurance that these distributors will effectively sell our products.    We sell nearly all of our products, including all of our imported products, in the U.S. to independent distributors for resale to retail outlets. These independent distributors are entitled to exclusive territories and protected from termination by state statutes and regulations. Consequently, if we are not allowed, or are unable under acceptable terms or at all, to replace unproductive or inefficient distributors, our business, financial position and results of operation may be adversely affected, which could have a material adverse effect on our business and financial results.

Changes in the social acceptability of alcohol and the political view of the alcohol industry may harm the U.S. business. The alcoholic beverage industry is regularly the subject of anti-alcohol activist activity related to the health concerns from the misuse of alcohol and concerns regarding underage drinking and exposure to alcohol advertisements. Negative publicity regarding beer and changes in consumer perceptions in relation to beer and other alcoholic beverages, could adversely affect the sale and consumption of our products which could, in turn, adversely affect our business and financial conditions. Additionally, the concerns around alcohol could result in advertising, selling and other restrictions imposed by regulators. Moreover, it could result in increased taxes associated with alcohol sales, which also could negatively impact our business, results of operations, cash flows or financial condition if consumers and customers change their purchasing patterns.
Risks Specific to the Canada Segment
We may experience adverse effects on our Canada business and financial results due to declines in the overall Canadian beer industry, continued price discounting, increased cost of goods sold and higher taxes.    If the Canadian beer market continues to decline, the impact to our financial results could be exacerbated due to our significant share of the overall market. Additionally, continuation or acceleration of price discounting, in Ontario, Québec, Alberta or other provinces, as well as increases in our cost of goods sold, could adversely impact our business. Further, changes in the Canadian tax legislation, such as the potential for an increase in beer excise taxes, could decrease our net sales. Although the ultimate impact is currently unknown, the legalization of cannabis in Canada may result in a shift of discretionary income away from our products or a change in consumer preferences away from beer or our other products. Moreover, the future success and earnings growth of the Canada business depends, in part, on our ability to efficiently conduct our operations. Failure to generate significant cost savings and margin improvement through our ongoing initiatives could adversely affect our profitability.

If we are required to move away from the industry standard returnable bottle we use today, we may incur unexpected losses. Along with other brewers in Canada, we currently use an industry standard returnable bottle which represents approximately 31% of total volume sales (excluding imports) in Canada. Changes to the Industry Standard Bottle Agreement could impact our use of the industry standard returnable bottle. If we cease to use the industry standard returnable bottle, our current bottle inventory and a portion of our bottle packaging equipment could become obsolete and could result in a material write-off of these assets.
Risks Specific to the Europe Segment
The vote in the U.K. to leave the European Union could adversely affect us. Approximately 11% of our consolidated net sales in 2017 came from the U.K., which is our largest market in Europe. In a referendum held on June 23, 2016, a majority of voters in the U.K. voted in favor of the U.K. leaving the European Union. The U.K. vote to leave the European Union triggered a decline in the GBP in comparison to USD and EUR. Weakening of economic conditions or economic uncertainties tend to harm the beer business, and if such conditions emerge in the U.K. or in the rest of Europe, it may have a material adverse effect on our Europe segment. In addition, any significant weakening of the GBP to the USD will have an adverse impact on our European revenues as reported in USD due to the importance of U.K. sales. The U.K. is expected to leave the EU on March 29, 2019. Because the terms of the exit are still unknown, we may face regulatory uncertainty and may need to quickly adapt to regulatory changes and market volatility.

Economic trends and intense competition in European markets could unfavorably affect our profitability. Our European businesses have been, and, in the future may be, adversely affected by conditions in the global financial markets and general economic and political conditions, as well as a weakening of their respective currencies versus the U.S. dollar. Additionally, we face intense competition in certain of our European markets, particularly with respect to pricing, which could lead to reduced sales or profitability. In particular, the on-going focus by large competitors in Europe to drive increased market share through aggressive pricing strategies could adversely affect our sales and results of operations. In addition, in recent years, beer volume sales in Europe have been shifting from pubs and restaurants (on-premise) to retail stores (off-premise) as well as from premium or core brands to value brands, for the industry in general. Margins on sales of value brands and sales to off-premise customers tend to be lower than margins on sales to on-premise customers, and, as a result, continuation or acceleration of these trends would further adversely affect our profitability.
Risks Specific to the International Segment
An inability to expand our operations in emerging markets could adversely affect our growth prospects. Our ability to further grow our International segment in emerging markets depends on our ability: to react to social, economic, and political conditions in those markets; to create effective product distribution networks and consumer brand awareness in new markets; and, in many cases, to find appropriate local partners. Due to product price, local regulatory changes, local competition from competitors that are larger and have more resources than we do, and cultural differences, or absence of effective routes to market, there is no assurance that our products will be accepted in any particular emerging market. If we are unable to expand our businesses in emerging markets, our growth prospects could be adversely affected.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
As of February 14, 2018, our major facilities were owned (unless otherwise indicated) and are as follows:

Facility	Location	Character
U.S. Segment
Administrative offices	Chicago, Illinois(1)	U.S. segment headquarters
	Golden, Colorado	U.S. segment administrative office
	Milwaukee, Wisconsin	U.S. segment administrative office
Brewery/packaging plants	Albany, Georgia(2)	Brewing and packaging
	Elkton, Virginia	Brewing and packaging
	Fort Worth, Texas(2)	Brewing and packaging
	Golden, Colorado(2)	Brewing and packaging
	Irwindale, California	Brewing and packaging
	Milwaukee, Wisconsin(2)	Brewing and packaging
	Trenton, Ohio(2)	Brewing and packaging
Beer distributorship	Denver, Colorado	Distribution
Container operations	Wheat Ridge, Colorado(3)	Bottling manufacturing facility
	Golden, Colorado(3)	Can and end manufacturing facilities
Malting operations	Golden, Colorado	Malting
Canada Segment
Administrative offices	Montréal, Québec	Corporate headquarters
	Toronto, Ontario	Canada segment headquarters
Brewery/packaging plants	Montréal, Québec(4)	Brewing and packaging
	Toronto, Ontario(4)	Brewing and packaging
	Vancouver, British Columbia(5)	Brewing and packaging
Europe Segment
Administrative offices	Prague, Czech Republic	Europe segment headquarters
Brewery/packaging plants	Apatin, Serbia(6)	Brewing and packaging
	Bőcs, Hungary	Brewing and packaging
	Burton-on-Trent, Staffordshire, U.K.(6)(7)	Brewing and packaging
	Haskovo, Bulgaria	Brewing and packaging
	Niksic, Montenegro	Brewing and packaging
	Ostrava, Czech Republic	Brewing and packaging
	Ploiesti, Romania(6)	Brewing and packaging
	Prague, Czech Republic(6)	Brewing and packaging
	Tadcaster Brewery, Yorkshire, U.K.(6)	Brewing and packaging
	Zagreb, Croatia	Brewing and packaging

(1)	We lease the office space for our U.S. segment headquarters in Chicago, Illinois.

(2)	The Golden, Trenton, Albany, Fort Worth and Milwaukee breweries collectively account for approximately 75% of our U.S. production.

(3)	The Wheat Ridge and Golden Colorado facilities are leased from us by RMBC and RMMC, respectively.

(4)	The Montréal and Toronto breweries collectively account for approximately 78% of our Canada production.

(5)
We lease two brewing and packaging facilities in British Columbia. As part of our ongoing assessment of our Canadian supply chain network, we completed the sale of our Vancouver brewery on March 31, 2016. In conjunction with the sale of the brewery, we agreed to leaseback the existing property to continue operations on an uninterrupted basis while the new brewery is being constructed. We expect to incur significant capital expenditures associated with the construction of the new brewery, most of which we expect to be funded with the proceeds from the sale of the Vancouver brewery. The final closure of the brewery is currently expected to occur in the third quarter of 2019.
In further efforts to help optimize the Canada brewery network, in the third quarter of 2017 we announced a plan to build a more efficient and flexible brewery in the greater Montreal area. As a result of this decision, we have begun to develop plans to transition out of our existing Montreal brewery. The final closure of the brewery is currently expected to occur in 2021.

(6)	The Burton-on-Trent, Prague, Ploiesti, Apatin and Tadcaster breweries collectively account for approximately 73% of our Europe production.

(7)
During the fourth quarter of 2015, we announced the planned closure of the Burton South brewery in the U.K., which is expected to be completed by the first quarter of 2018. We continue to own the Burton South Brewery as of December 31, 2017.

In addition to the properties listed above, we have smaller capacity facilities, including craft breweries and cideries, in each of our segments. We lease various warehouse and office spaces throughout the United States and we own and lease six warehouses throughout Canada, excluding the Province of Quebec. In addition, we own fourteen distribution centers, lease sixteen additional distribution centers, own two warehouses and lease nine additional warehouses throughout Europe.
As a result of the implementation of total alcohol prohibition, the Bihar, India brewery is currently not operating and is idled pending any future change in law or regulation.
We also lease offices in Colorado, the location of our Corporate and International segment headquarters, as well as within various international countries in which our International segment operates. We believe our facilities are well maintained and suitable for their respective operations. In 2017, our operating facilities were not capacity constrained.
During the third quarter of 2015, MillerCoors announced plans to close its brewery in Eden, North Carolina, in an effort to optimize the brewery footprint and streamline operations for greater efficiencies. Products produced in the Eden brewery were transitioned to other breweries in the MillerCoors network. As of December 31, 2017, we continue to own the Eden, North Carolina brewery, which closed in September 2016.
During the second quarter of 2015 and fourth quarter of 2015, we completed the closure of the Alton brewery in the U.K. and our Plovdiv brewery in Bulgaria, respectively. During the third quarter of 2017, we completed the sale of land related to the Plovdiv brewery. We continue to own the Alton brewery as of December 31, 2017.

ITEM 3.    LEGAL PROCEEDINGS
Litigation and other disputes
For information regarding litigation, other disputes and environmental and regulatory proceedings see Part II—Item 8 Financial Statements and Supplementary Data, Note 19, "Commitments and Contingencies" of the Notes.
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
The approximate number of record security holders by class of stock at February 9, 2018, is as follows:

Title of class	Number of record security holders
Class A common stock, $0.01 par value	22
Class B common stock, $0.01 par value	2,681
Class A exchangeable shares, no par value	226
Class B exchangeable shares, no par value	2,382
The following table sets forth the high and low sales prices per share of our Class A common stock for each quarter of 2017 and 2016 as reported by the New York Stock Exchange, as well as dividends paid in such quarter.

	High	Low	Dividends
2017
First quarter	$108.00	$94.63	$0.41
Second quarter	$96.00	$84.23	$0.41
Third quarter	$91.63	$83.84	$0.41
Fourth quarter	$87.83	$79.84	$0.41
2016
First quarter	$93.87	$81.97	$0.41
Second quarter	$103.78	$91.85	$0.41
Third quarter	$110.17	$91.86	$0.41
Fourth quarter	$109.99	$95.07	$0.41
The following table sets forth the high and low sales prices per share of our Class B common stock for each quarter of 2017 and 2016 as reported by the New York Stock Exchange, as well as dividends paid in such quarter.

	High	Low	Dividends
2017
First quarter	$102.14	$94.12	$0.41
Second quarter	$97.50	$85.46	$0.41
Third quarter	$94.02	$80.92	$0.41
Fourth quarter	$84.91	$76.25	$0.41
2016
First quarter	$97.00	$80.78	$0.41
Second quarter	$104.15	$91.17	$0.41
Third quarter	$111.24	$89.40	$0.41
Fourth quarter	$112.19	$94.10	$0.41

The following table sets forth the high and low sales prices per share of our Class A exchangeable shares for each quarter of 2017 and 2016 as reported by the Toronto Stock Exchange, as well as dividends paid in such quarter.

	High		Low		Dividends
2017
First quarter	CAD	131.88	CAD	120.00	$0.41
Second quarter	CAD	125.00	CAD	111.00	$0.41
Third quarter	CAD	120.00	CAD	101.00	$0.41
Fourth quarter	CAD	110.00	CAD	101.50	$0.41
2016
First quarter	CAD	126.34	CAD	116.00	$0.41
Second quarter	CAD	130.84	CAD	121.82	$0.41
Third quarter	CAD	137.84	CAD	120.00	$0.41
Fourth quarter	CAD	140.00	CAD	128.20	$0.41
The following table sets forth the high and low sales prices per share of our Class B exchangeable shares for each quarter of 2017 and 2016 as reported by the Toronto Stock Exchange, as well as dividends paid in such quarter.

	High		Low		Dividends
2017
First quarter	CAD	134.75	CAD	120.00	$0.41
Second quarter	CAD	132.69	CAD	111.74	$0.41
Third quarter	CAD	117.25	CAD	100.55	$0.41
Fourth quarter	CAD	107.54	CAD	98.04	$0.41
2016
First quarter	CAD	129.87	CAD	114.90	$0.41
Second quarter	CAD	133.94	CAD	118.13	$0.41
Third quarter	CAD	145.51	CAD	120.02	$0.41
Fourth quarter	CAD	147.85	CAD	125.01	$0.41

PERFORMANCE GRAPH
The following graph compares our cumulative total stockholder return over the last five fiscal years with the S&P 500 and a customized peer index including MCBC, ABI, Carlsberg, Heineken and Asahi (the "Peer Group"). We have used a weighted-average based on market capitalization to determine the return for the Peer Group. The graph assumes $100 was invested on December 31, 2012, in our Class B common stock, the S&P 500 and the Peer Group, and assumes reinvestment of all dividends. The below is provided for informational purposes and is not indicative of future performance.

	2012	2013	2014	2015	2016	2017
Molson Coors	$100.00	$132.37	$179.63	$231.25	$243.65	$209.27
S&P 500	$100.00	$129.10	$146.76	$148.77	$162.96	$198.53
Peer Group	$100.00	$117.13	$144.30	$181.88	$169.12	$178.93
Dividends
As a result of the Acquisition, we plan to maintain our current quarterly dividend of $0.41 per share as we pay down debt, and we will revisit our dividend policy once deleveraging is well underway.
Issuer Purchases of Equity Securities
In February 2015, we announced that our board of directors approved and authorized a new program to repurchase up to $1.0 billion of our Class A and Class B common stock. As a result of the Acquisition, we suspended the share repurchase program and thus, there were no shares of Class A or Class B common stock repurchased in 2016 or 2017. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The number, price and timing of the repurchases will be at the Company’s sole discretion and will be evaluated depending on market conditions, liquidity needs or other factors. The Company’s board of directors may suspend, modify or terminate the share repurchase program at any time without prior notice.

ITEM 6.    SELECTED FINANCIAL DATA
The table below summarizes selected financial information for the five years ended December 31, 2017. For further information, refer to our consolidated financial statements and notes thereto presented under Part II—Item 8 Financial Statements and Supplementary Data.
Net income from continuing operations attributable to MCBC and the related basic and diluted per share amounts for fiscal years 2013 through 2016, have been revised to reflect the retrospective application of our change in accounting policy as discussed in Part II—Item 8 Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" of the Notes.

	2017	2016(1)	2015	2014	2013
	(In millions, except per share data)
Consolidated Statements of Operations:
Net sales	$11,002.8	$4,885.0	$3,567.5	$4,146.3	$4,206.1
Net income from continuing operations attributable to MCBC	$1,412.7	$1,995.8	$391.3	$538.1	$581.3
Net income from continuing operations attributable to MCBC per share:
Basic	$6.56	$9.41	$2.11	$2.91	$3.18
Diluted	$6.52	$9.35	$2.10	$2.89	$3.16
Consolidated Balance Sheets:
Total assets	$30,246.9	$29,341.5	$12,276.3	$13,980.1	$15,560.5
Current portion of long-term debt and short-term borrowings	$714.8	$684.8	$28.7	$849.0	$586.9
Long-term debt	$10,598.7	$11,387.7	$2,908.7	$2,321.3	$3,193.4
Other information:
Dividends per share of common stock	$1.64	$1.64	$1.64	$1.48	$1.28

(1)
Includes MillerCoors' results of operations on a consolidated basis for the post-Acquisition period October 11, 2016, through December 31, 2016, as well as the assets acquired and related debt issued in connection with the Acquisition. Prior to October 11, 2016, MCBC’s 42% share of MillerCoors' results of operations was reported as equity income in MillerCoors in the consolidated statements of operations and our 42% share of MillerCoors' net assets was reported as Investment in MillerCoors in the consolidated balance sheets. Also included in net income from continuing operations attributable to MCBC is a net special items gain of approximately $3.0 billion related to the fair value remeasurement of our pre-existing 42% interest in MillerCoors over its carrying value, as well as the reclassification of the loss related to MCBC's historical AOCI on our 42% interest in MillerCoors. See Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Acquisition and Investments" of the Notes for further discussion.

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
Our Fiscal Year
Unless otherwise indicated, (a) all $ amounts are in USD, (b) comparisons are to comparable prior periods, and (c) 2017, 2016 and 2015 refers to the 12 months ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively. For 2016, the consolidated statement of operations includes MillerCoors' results of operations for the period from January 1, 2016, to October 10, 2016, on an equity method basis of accounting and from October 11, 2016, to December 31, 2016, on a consolidated basis of accounting. Where indicated, we have reflected unaudited pro forma financial information for 2016 and 2015 which gives effect to the Acquisition and the related financing as if they were completed on January 1, 2015, the first day of the Company’s 2015 fiscal year.
Operational Measures
We have certain operational measures, such as STWs and STRs, which we believe are important metrics. STW is a metric that we use in our business to reflect the sales from our operations to our direct customers, generally wholesalers. We believe the STW metric is important because it gives an indication of the amount of beer and adjacent products that we have produced and shipped to customers. STR is a metric that we use in our business to refer to sales closer to the end consumer than STWs, which generally means sales from our wholesalers or our company to retailers, who in turn sell to consumers. We believe the STR metric is important because, unlike STWs, it provides the closest indication of the performance of our brands in relation to market and competitor sales trends.
Acquisition
On October 11, 2016, we completed the acquisition of SABMiller plc's ("SABMiller") 58% economic interest and 50% voting interest in MillerCoors and all trademarks, contracts and other assets primarily related to the "Miller International Business," as defined in the purchase agreement, outside of the U.S. and Puerto Rico (the "Acquisition") from Anheuser-Busch InBev SA/NV ("ABI"). The Acquisition was completed for $12.0 billion in cash, subject to a downward purchase price adjustment as described in the purchase agreement. This purchase price "Adjustment Amount," as defined in the purchase agreement, required payment to MCBC if the unaudited EBITDA for the Miller International Business for the twelve months prior to closing was below $70 million.
On January 21, 2018, MCBC and ABI entered into a settlement agreement related to the purchase price adjustment under the purchase agreement. Subsequently, on January 26, 2018, pursuant to the settlement agreement, ABI paid to MCBC $330.0 million, of which $328.0 million constitutes the Adjustment Amount. This settlement occurred following the finalization of purchase accounting and, as a result, we expect the settlement proceeds related to the Adjustment Amount to be recorded as a gain within special items, net in our consolidated statement of operations for the three months ended March 31, 2018. Therefore, the amount will not impact the fair value of consideration transferred for the purpose of the previously disclosed purchase accounting. MCBC and ABI also agreed to certain mutual releases as further described in the settlement agreement which was filed as an exhibit to a Current Report on Form 8-K filed January 22, 2018.
Executive Summary
We are one of the world's largest brewers and have a diverse portfolio of owned and partner brands, including global priority brands Blue Moon, Coors Banquet, Coors Light, Miller Genuine Draft, Miller Lite, and Staropramen, regional champion brands Carling, Molson Canadian and other leading country-specific brands, as well as craft and specialty beers such as Creemore Springs, Cobra, Doom Bar, Henry's Hard and Leinenkugel's. With centuries of brewing heritage, we have been crafting high-quality, innovative products with the purpose of delighting the world's beer drinkers and with the ambition to be the first choice for our consumers and customers. Our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
In 2017, we continued to focus on building our brand strength and transforming our portfolio toward the above premium, flavored malt beverages, craft and cider segments. Further, we continued to focus on generating higher returns on our invested capital, managing our working capital and delivering a greater return on investment for our shareholders. During the first quarter of 2017, we issued the 2017 Notes (as defined in Part II—Item 8 Financial Statements and Supplementary Data, Note

12, "Debt" of the Notes), and within the first nine months of 2017, we fully repaid our term loans, all of which will generate future interest savings and will contribute to meeting our deleveraging commitments. As part of our deleveraging commitments we also made a discretionary cash contribution of $200 million to the U.S. pension plan during 2017.
Summary of Consolidated Results of Operations
The following table highlights summarized components of our consolidated statements of operations for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, and unaudited pro forma financial information for the years ended December 31, 2016, and December 31, 2015. See Part II-Item 8 Financial Statements and Supplementary Data, “Consolidated Statements of Operations” for additional details of our U.S. GAAP results.
Our consolidated historical financial statements and unaudited pro forma financial information have been revised to reflect the retrospective application of our change in accounting policy as discussed in Part II—Item 8 Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" of the Notes. This change impacts our Canada and Europe segments.
We have presented unaudited pro forma financial information to enhance comparability of financial information between periods. The unaudited pro forma financial information is based on the historical consolidated financial statements of MCBC and MillerCoors, both prepared in accordance with U.S. GAAP, and gives effect to the Acquisition and the completed financing as if they were completed on January 1, 2015. Pro forma adjustments are based on items that are factually supportable, are directly attributable to the Acquisition or the related financing, and are expected to have a continuing impact on MCBC's results of operations. Any non-recurring items directly attributable to the Acquisition or the related financing are excluded in the unaudited pro forma statements of operations. The unaudited pro forma financial information does not include adjustments for costs related to integration activities following the completion of the Acquisition, cost savings or synergies that have been or may be achieved by the combined businesses. The unaudited pro forma financial information is presented for illustrative purposes only and does not necessarily reflect the results of operations of MCBC that actually would have resulted had the Acquisition and related financing occurred at the date indicated, or project the results of operations of MCBC for any future dates or periods. See "Unaudited Pro Forma Financial Information" below for details of pro forma adjustments.

	For the years ended
	December 31, 2017	December 31, 2016			December 31, 2015
	As Reported	As Reported	Pro Forma	Pro Forma Change	As Reported	Pro Forma	Pro Forma Change
	(In millions, except percentages and per share data)
Financial volume in hectoliters(1)	99.563	46.912	101.934	(2.3)%	33.746	104.012	(2.0)%
Net sales	$11,002.8	$4,885.0	$10,983.2	0.2%	$3,567.5	$11,238.1	(2.3)%
Net income (loss) attributable to MCBC from continuing operations	$1,412.7	$1,995.8	$294.6	N/M	$391.3	$578.3	(49.1)%
Net income (loss) attributable to MCBC per diluted share from continuing operations	$6.52	$9.35	$1.36	N/M	$2.10	$2.67	(49.1)%
N/M = Not meaningful

(1)
Historical financial volumes have been recast to reflect the impacts of aligning policies on reporting financial volumes as a result of the Acquisition. See "Worldwide Brand Volume" below for further details.

2017 Financial Highlights

•
On an as reported basis - In 2017, net income attributable to MCBC from continuing operations decreased 29.2% compared to the prior year largely due to a benefit recorded to special items, net in 2016 for the revaluation gain on the excess of the estimated fair value remeasurement for our pre-existing 42% interest in MillerCoors over its carrying value, as well as the reclassification of the loss related to MCBC's historical AOCI on our 42% interest in MillerCoors. This was partially offset by the incremental net income recorded in 2017 associated with the Acquisition. Further, we released an indirect tax loss contingency, which was initially recorded in the fourth quarter of 2016, for a benefit of approximately $50 million during the first quarter of 2017 in our Europe business which favorably impacted net sales and net income attributable to MCBC from continuing operations.

•
On a pro forma basis - In 2017, net income attributable to MCBC from continuing operations increased from $294.6 million to $1,412.7 million, primarily as a result of lower special charges specifically related to the 2016 impairment charge of $495.2 million and an income tax benefit in the current year resulting from U.S. tax reform. Additionally, as noted above, we released an indirect tax loss contingency, which was initially recorded in the fourth quarter of 2016, for a benefit of approximately $50 million during the first quarter of 2017 in our Europe business which favorably impacted net sales and net income attributable to MCBC from continuing operations. Further, consolidated results were favorably impacted by positive global pricing, net pension benefits, cost savings, and marketing, general and administrative efficiencies, partially offset by the impacts of lower volume, cost inflation and investments behind our global business capabilities.

•
During 2017, we issued the 2017 Notes and fully repaid our term loans and also refinanced our senior notes maturing during the year with commercial paper, resulting in net debt payments of approximately $1.1 billion, which will generate future interest savings and will contribute to meeting our deleveraging commitments. In addition, we also made contributions of approximately $310 million to our defined benefit pension plans as part of our overall pension de-risking strategy and deleveraging goals.

•
We generated cash flow from operating activities of approximately $1.9 billion, representing a 65.6% increase from approximately $1.1 billion in 2016. The increase in operating cash flow in 2017 compared to 2016 is primarily related to the addition of the consolidated U.S. business and lower cash paid for taxes (refund in 2017 as compared to cash tax paid in 2016), partially offset by higher cash paid for interest and higher pension contributions.

•	Regional financial highlights:

•
In the U.S. segment, our income from continuing operations before income taxes decreased on a reported basis due to a net gain in 2016 of approximately $3.0 billion recorded within special items related to the Acquisition. On a pro forma basis compared to 2016, our income from continuing operations before income taxes increased driven by higher net pricing, cost savings and lower marketing, general and administrative expenses, partially offset by cost of goods sold inflation, and lower shipment volumes. During the year we focused on gaining segment share in premium, accelerating performance in above premium and stabilizing our below premium brand volume. In the premium segment, Coors Banquet completed its eleventh consecutive year of volume growth. We also grew our share of the premium light segment with both Miller Lite and Coors Light. Miller Lite completed its thirteenth consecutive quarter of increased segment share which elevated the brand to the number three beer in America, according to Nielsen. Coors Light remained the number two beer and completed its eleventh consecutive quarter of increased segment share. In above premium, Blue Moon Belgian White grew during each quarter and continued to acquire incremental tap handles while Leinenkugel's was up low-single digits for the year, carried by Summer Shandy's best volume year in the brand's history. Our below premium brand volumes showed a trend improvement relative to recent years led by the Keystone family.

•
In our Canada segment, we drove positive pricing and mix resulting from lower year-over-year contract brewing volume. However, volume declined as a result of market pressure in Quebec and weak industry performance in Ontario. We reported income from continuing operations before income taxes of $212.8 million in 2017 compared to a loss of $125.6 million in 2016 primarily driven by lower special charges due to indefinite-lived intangible asset brand impairment charges incurred in 2016 of $495.2 million, positive pricing, cost savings and favorable foreign currency impacts, partially offset by lower volume, cycling lower distribution costs from the prior year, cost inflation, higher brand amortization, and higher compensation expense.

•
In our Europe segment, our continued portfolio premiumization and mix management positively impacted our performance as we grew volumes in our above premium brands. In 2017, we reported income from continuing operations before income taxes of $281.0 million, versus income of $149.7 million in 2016, primarily driven by the first quarter 2017 reversal of the indirect tax provision which was recognized in the fourth quarter of 2016 and higher net pension benefits. We also grew our market share as brand volumes increased 10.3% in Europe.

•
Our International segment reported a loss from continuing operations before income taxes of $19.7 million in 2017, compared to a loss of $39.7 million in the prior year, primarily driven by special charges as a result of total alcohol prohibition in the state of Bihar, India which resulted in an aggregate impairment charge of $30.8 million recorded in 2016. This improvement was also driven by the addition of the results of the MillerCoors Puerto Rico business, which were previously included as part of the U.S. segment, volume growth in several Latin American markets, and the addition of the Miller global brands. Overall improvements in the International segment were partially offset by the transfer of royalty and export volume to the Europe segment and the loss of the Modelo contract in Japan.

•	Brand highlights:

•
Global priority brand volume increased 2.8% in 2017 versus 2016, driven by growth in Europe, Canada and International, partially offset by declines in the U.S. The overall increase is driven by growth from all global priority brands with the exception of Coors Light as discussed below.

•	Blue Moon Belgian White global brand volume increased 4.1% in 2017 versus 2016, due to strong growth globally.

•
Carling brand volume in Europe decreased by 0.6% versus 2016, driven by a decrease of 2.3% in the mainstream lager market in U.K. However, Carling maintained its share within its segment compared to the prior year.

•
Coors global brand volume - Coors Light global brand volume declined 2.9% in 2017 versus 2016, as lower volumes in the U.S. and Canada were partially offset by strong performance in Europe and International. Although volumes in the U.S. were lower than prior year, Coors Light gained share of the premium light segment for the eleventh consecutive quarter. The declines in Canada were the result of ongoing competitive pressures in Quebec and Ontario. Coors Banquet global brand volume increased 4.2% in 2017 versus 2016, due to continued strong performance in the U.S. and Canada.

•
Miller global brand volume - Miller Lite and Miller Genuine Draft global brand volumes increased 1.3% and 116.1% in 2017 versus 2016, respectively, due to the addition of the Miller global brands business. Additionally, Miller Lite gained share of the premium light segment in the U.S. for the thirteenth consecutive quarter.

•	Molson Canadian brand volume in Canada decreased 4.7% during 2017 versus the prior year, primarily driven by challenging economic conditions in Ontario and competitive pressures in the West.

•	Staropramen global brand volume increased 2.7% during 2017 versus 2016, driven by growth outside of the brand's primary market.
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

	For the years ended
	December 31, 2017	Change	December 31, 2016	Change	December 31, 2015
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	99.563	112.2%	46.912	39.0%	33.746
Less: Contract brewing and wholesaler volume	(8.602)	108.6%	(4.124)	18.4%	(3.482)
Add: Royalty volume	3.685	75.3%	2.102	28.9%	1.631
Add: STW to STR adjustment	(0.687)	(197.2)%	0.707	N/M	(0.041)
Owned volume	93.959	106.1%	45.597	43.1%	31.854
Add: Proportionate share of equity investment worldwide brand volume	—	(100.0)%	19.940	(23.9)%	26.211
Total worldwide brand volume	93.959	43.4%	65.537	12.9%	58.065
N/M = Not meaningful
Our worldwide brand volume increased in 2017 compared to 2016, due to the Acquisition as well as strong growth in Europe and International partially as a result of adding the Miller global brands business as well as growth within our existing brand portfolio. Worldwide brand volume increased in 2016 compared to 2015, primarily due to the Acquisition.
Net Sales Drivers
The following table highlights the drivers of change in net sales on a reported basis for the year ended December 31, 2017, versus December 31, 2016, by segment (in percentages) and excludes Corporate net sales revenue for our water resources and energy operations in the state of Colorado. Consolidated includes the U.S. segment for 2017 as well as the post-Acquisition period of October 11, 2016, through December 31, 2016. Prior to the Acquisition, MillerCoors was accounted for as an equity method investment:

	Volume	Price, Product and Geography Mix	Currency	Other(1)	Total
Consolidated	112.2%	13.3%	(0.3)%	—%	125.2%
Canada	(1.6)%	2.2%	1.7%	—%	2.3%
Europe	3.1%	2.9%	(2.1)%	6.4%	10.3%
International	60.1%	1.3%	—%	—%	61.4%

(1)	Europe "other" column includes the release of an indirect tax provision as further discussed below.

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

	Volume	Price, Product and Geography Mix	Currency	Other(1)	Total
Consolidated	39.0%	3.0%	(5.1)%	—%	36.9%
Canada	(2.8)%	0.2%	(3.1)%	—%	(5.7)%
Europe	(1.7)%	4.2%	(7.2)%	(3.4)%	(8.1)%
International	(7.3)%	19.1%	1.4%	—%	13.2%

(1)	Europe "other" column includes an indirect tax provision recorded in the fourth quarter of 2016 as further discussed below.
Cost Savings Initiatives
Total cost savings in 2017 exceeded our targets and totaled more than $255 million, driven by our U.S., Canada and Europe segments.

Depreciation and Amortization
On a reported basis, depreciation and amortization expense was $812.8 million in 2017, an increase of $424.4 million compared to 2016, primarily due to the incremental depreciation and amortization recorded for the U.S. segment as a result of the Acquisition. On a pro forma basis, depreciation and amortization expense decreased $38.6 million in 2017 compared to 2016, primarily due to lower accelerated depreciation due to brewery closures in the current year and the impact of foreign exchange rates. On a reported basis, depreciation and amortization expense was $388.4 million in 2016, an increase of $74.0 million compared to 2015, primarily due to the incremental depreciation and amortization recorded for the U.S. segment from October 11, 2016, through December 31, 2016, as a result of the Acquisition. On a pro forma basis, 2016 depreciation and amortization of approximately $850 million was consistent with prior year, excluding the higher accelerated depreciation expense recorded within special items, net in 2016 compared to 2015 related to the closure of the Eden, North Carolina, brewery.
Income Taxes

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
Effective tax rate	(4)%	35%	14%
The decrease in the effective income tax rate for 2017 versus 2016 is primarily driven by the impacts of the enactment of the Tax Cuts and Jobs Act (the "2017 Tax Act"), most notably the remeasurement of our deferred tax positions resulting from the reduction in the U.S. statutory federal corporate income tax rate, as well as higher pretax income in 2016 resulting from the Acquisition related revaluation gain on our previously held equity interest in MillerCoors. Additionally, our 2016 effective tax rate was also negatively impacted by the remeasurement of the deferred tax liability on our Molson core brand intangible asset to the Canadian ordinary income tax rate upon reclassification from indefinite-lived to definite-lived subject to amortization. The decrease was partially offset by the full-year inclusion of 100% of MillerCoors' pretax income in 2017, which is subject to the U.S. federal and state income tax rates, and the impact of certain Acquisition related permanent items during the comparable periods. The increase in our effective income tax rate in 2016 versus 2015 was primarily driven by higher pretax income in 2016 resulting from the Acquisition related revaluation gain, the inclusion of 100% of MillerCoors' pretax income following the completion of the Acquisition, and the remeasurement of the Molson core brand intangible deferred tax liability. Additionally, our effective income tax rates also deviate from the U.S. federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our foreign businesses, driven by lower statutory income tax rates and tax planning impacts on statutory taxable income.
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
Additionally, we continue to evaluate the impacts of the 2017 Tax Act. As we further understand its implications, as well as the related, and yet to be issued, regulator rules, regulations and interpretations, our effective tax rate could be impacted. Additional impacts from the 2017 Tax Act will be recorded as they are identified during the measurement period pursuant to Staff Accounting Bulletin No. 118 ("SAB 118"). Our determination of the tax effects of the 2017 Tax Act will be completed no later than one year from the enactment date as permitted under SAB 118. Any adjustments to provisional amounts that are identified during the measurement period will be recorded and disclosed in the reporting period in which the adjustment is determined. The complexity of the 2017 Tax Act could necessitate the need to use the full one year measurement period to adequately interpret, analyze and conclude upon the tax effects of the 2017 Tax Act as of the enactment date. See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Income Tax" of the Notes for further discussion.
Discontinued Operations
Discontinued operations are associated with the formerly-owned Cervejarias Kaiser Brasil S.A. ("Kaiser") business in Brazil. See Part II—Item 8 Financial Statements and Supplementary Data, Note 19, "Commitments and Contingencies" of the Notes for discussions of the nature of amounts recognized in discontinued operations, which consist of amounts associated with indemnity obligations to FEMSA Cerveza S.A. de C.V. ("FEMSA") related to purchased tax credits and other tax, civil and labor issues.

Results of Operations
United States Segment
We have presented unaudited pro forma financial information of the U.S. segment for 2016 and 2015 to enhance comparability of financial information between periods. Results for the period from January 1, 2016, through October 10, 2016, are actual results of MillerCoors utilized in preparing MCBC's share of MillerCoors earnings when we historically accounted for MillerCoors under the equity method of accounting, and, therefore, its results of operations were reported as equity income within MCBC's consolidated statements of operations. Results for the period from October 11, 2016, through December 31, 2016, are actual results recorded when MillerCoors was fully consolidated within our results of operations. We have aggregated these reported 2016 results and applied pro forma adjustments to arrive at combined U.S. segment pro forma financial information for the full year 2016. We have also included actuals and pro forma financial information for 2015.

	For the year ended December 31, 2017	For the period January 1 through October 10, 2016	For the period October 11 through December 31, 2016	For the year ended December 31, 2016

	As Reported by MCBC	As Reported by MillerCoors	As Reported by MCBC	Pro Forma Adjustments(1)	Pro Forma(1)	Pro Forma Change
	(In millions, except percentages)
Financial volume in hectoliters(2)(3)	67.731	55.750	14.436	—	70.186	(3.5)%
Sales(3)	$8,541.7	$6,987.2	$1,780.0	$(23.2)	$8,744.0	(2.3)%
Excise taxes	(1,036.0)	(861.8)	(213.4)	12.3	(1,062.9)	(2.5)%
Net sales(3)	7,505.7	6,125.4	1,566.6	(10.9)	7,681.1	(2.3)%
Cost of goods sold(3)	(4,331.5)	(3,457.4)	(1,026.0)	37.8	(4,445.6)	(2.6)%
Gross profit	3,174.2	2,668.0	540.6	26.9	3,235.5	(1.9)%
Marketing, general and administrative expenses	(1,782.1)	(1,413.2)	(430.9)	(27.3)	(1,871.4)	(4.8)%
Special items, net(4)	(9.9)	(85.6)	2,959.1	(2,965.0)	(91.5)	(89.2)%
Operating income	1,382.2	1,169.2	3,068.8	(2,965.4)	1,272.6	8.6%
Interest income (expense), net	13.1	(1.4)	—	—	(1.4)	N/M
Other income (expense), net	(2.4)	3.7	0.7	—	4.4	(154.5)%
Income (loss) from continuing operations before income taxes	$1,392.9	$1,171.5	$3,069.5	$(2,965.4)	$1,275.6	9.2%
N/M = Not meaningful

(1)
Pro forma amounts give effect to the Acquisition as if it had occurred at the beginning of fiscal year 2015 and have been updated to reflect that effective January 1, 2017, the results of the MillerCoors Puerto Rico business, which were previously included as part of the U.S. segment, are now reported within the International segment. See Part II - Item 7 Management's Discussion and Analysis, "Unaudited Pro Forma Financial Information," for details of pro forma adjustments.

(2)
Historical financial volumes have been recast to reflect the impacts of aligning policies on reporting financial volumes as a result of the Acquisition. See "Worldwide Brand Volume" above for further details.

(3)	On a reported basis, includes gross inter-segment sales, purchases, and volumes which are eliminated in the consolidated totals.

(4)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" of the Notes for detail of special items.

	For the period January 1 through October 10, 2016	For the period October 11 through December 31, 2016	For the years ended
			December 31, 2016			December 31, 2015
	As Reported by MillerCoors	As Reported by MCBC	Pro Forma Adjustments(1)	Pro Forma(1)	Pro Forma Change	As Reported by MillerCoors	Pro Forma Adjustments(1)	Pro Forma(1)
	(In millions, except percentages)
Financial volume in hectoliters(2)(3)	55.750	14.436	—	70.186	(1.5)%	71.220	—	71.220
Sales(3)	$6,987.2	$1,780.0	$(23.2)	$8,744.0	(0.6)%	$8,822.2	$(24.6)	$8,797.6
Excise taxes	(861.8)	(213.4)	12.3	(1,062.9)	(3.1)%	(1,096.7)	—	(1,096.7)
Net sales(3)	6,125.4	1,566.6	(10.9)	7,681.1	(0.3)%	7,725.5	(24.6)	7,700.9
Cost of goods sold(3)	(3,457.4)	(1,026.0)	37.8	(4,445.6)	(3.9)%	(4,547.5)	(78.2)	(4,625.7)
Gross profit	2,668.0	540.6	26.9	3,235.5	5.2%	3,178.0	(102.8)	3,075.2
Marketing, general and administrative expenses	(1,413.2)	(430.9)	(27.3)	(1,871.4)	(0.5)%	(1,828.7)	(52.3)	(1,881.0)
Special items, net(4)	(85.6)	2,959.1	(2,965.0)	(91.5)	(16.9)%	(110.1)	—	(110.1)
Operating income	1,169.2	3,068.8	(2,965.4)	1,272.6	17.4%	1,239.2	(155.1)	1,084.1
Interest income (expense), net	(1.4)	—	—	(1.4)	(12.5)%	(1.6)	—	(1.6)
Other income (expense), net	3.7	0.7	—	4.4	(22.8)%	5.7	—	5.7
Income (loss) from continuing operations before income taxes	$1,171.5	$3,069.5	$(2,965.4)	$1,275.6	17.2%	$1,243.3	$(155.1)	$1,088.2

(1)
Pro forma amounts give effect to the Acquisition as if it had occurred at the beginning of fiscal year 2015 and have been updated to reflect that effective January 1, 2017, the results of the MillerCoors Puerto Rico business, which were previously included as part of the U.S. segment, are now reported within the International segment. See Part II - Item 7 Management's Discussion and Analysis, "Unaudited Pro Forma Financial Information," for details of pro forma adjustments.

(2)
Historical financial volumes have been recast to reflect the impacts of aligning policies on reporting financial volumes as a result of the Acquisition. See "Worldwide Brand Volume" above for further details.

(3)	On a reported basis, includes gross inter-segment sales, purchases, and volumes which are eliminated in the consolidated totals.

(4)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" of the Notes for detail of special items.

The following represents our proportionate share of MillerCoors' net income reported under the equity method prior to the Acquisition:

	For the period January 1 through October 10, 2016		For the year ended December 31, 2015
		Change
	(In millions, except percentages)
Income (loss) from continuing operations before income taxes	$1,171.5	(5.8)%	$1,243.3
Income tax expense	(3.3)	(29.8)%	(4.7)
Net (income) loss attributable to noncontrolling interest	(11.0)	(47.1)%	(20.8)
Net income attributable to MillerCoors	$1,157.2	(5.0)%	$1,217.8
MCBC's economic interest	42%		42%
MCBC's proportionate share of MillerCoors' net income	486.0	(5.0)%	511.5
Amortization of the difference between MCBC's contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(1)	3.3	(28.3)%	4.6
Share-based compensation adjustment(1)	(0.7)	N/M	0.2
U.S. import tax benefit(1)	12.3	N/M	—
Equity income in MillerCoors	$500.9	(3.0)%	$516.3
N/M = Not meaningful

(1)
See Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Acquisition and Investments" of the Notes, for a detailed discussion of these equity method adjustments prior to the Acquisition.

The discussion below highlights the U.S. segment results of operations for the year ended December 31, 2017, versus the year ended December 31, 2016, and for the year ended December 31, 2016, versus the year ended December 31, 2015, on a reported and pro forma basis, where applicable.
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
During the third quarter of 2015, MillerCoors announced plans to close its brewery in Eden, North Carolina, in an effort to optimize the brewery footprint and streamline operations for greater efficiencies. Products produced in Eden were transitioned to other breweries in the MillerCoors network and the Eden brewery is now closed. Total special charges associated with the Eden closure of approximately $179 million have been incurred from the decision to close through December 31, 2017, consisting primarily of accelerated depreciation. We have incurred the majority of the costs associated with the closure, however, future costs may be incurred associated with the disposition of assets and other costs associated with the closure.
Additionally, in 2016 MillerCoors acquired Revolver Brewing, Terrapin Beer Company and Hop Valley Brewing Company, all craft breweries, and in 2015 MillerCoors acquired Saint Archer Brewing Company, also a craft brewery.
Volume and net sales
Domestic STRs declined 2.9% in 2017 compared to 2016, driven by lower volume in the premium light and below premium segments. Domestic STWs decreased 3.3% in 2017 compared to 2016.
Domestic net sales per hectoliter increased 1.2% compared to prior year reported net sales and 1.0% compared to prior year pro forma net sales for 2017, due to favorable net pricing. Total net sales per hectoliter, including non-owned brands, contract brewing and company-owned distributor sales for 2017, increased 1.1% compared to prior year reported figures and increased 1.3% compared to prior year pro forma figures.

Domestic STRs declined 2.5% in 2016 compared to 2015, driven by declines in both the below premium and premium light segments.
Total STWs volume declined 1.5% in 2016 compared to 2015. Domestic STWs decreased 1.3% versus 2015, driven by the decline in STRs and contract brewing volume decline of 2.6%.
Domestic net sales per hectoliter increased 1.2% on a reported basis and 1.3% on a pro forma basis in 2016 compared to 2015, driven by favorable net pricing and positive sales mix. Total net sales per hectoliter, including non-owned brands, contract brewing and company-owned distributor sales, increased 1.0% on a reported basis and 1.2% on a pro forma basis in 2016 compared to 2015.
Cost of goods sold
Cost of goods sold per hectoliter decreased 0.1% compared to prior year reported figures due to the cycling of $82.0 million related to the inventory step up as a result of the Acquisition. Cost of goods sold per hectoliter increased 1.0% compared to prior year pro forma figures driven by higher input costs and volume deleverage, partially offset by cost savings. Additionally, in 2017 we recorded $2.4 million of integration costs related to the Acquisition within cost of goods sold.
Cost of goods sold per hectoliter remained relatively consistent on a reported basis and decreased 2.5% on a pro forma basis in 2016 compared to 2015. The decrease in pro forma results is driven by supply chain cost savings and lower commodity costs, partially offset by lower fixed-cost absorption due to lower volume.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 3.4% compared to prior year on a reported basis and decreased 4.8% compared to prior year on a pro forma basis, due to spending optimization and efficiencies. Marketing, general and administrative expenses also includes integration costs of $5.1 million in 2017.
Marketing, general and administrative expenses remained relatively consistent on a reported and pro forma basis in 2016 compared to 2015.
Interest income (expense), net
Net interest income increased for 2017 compared to the prior year, primarily due to a reduction in mandatorily redeemable noncontrolling interest liabilities. Adjustments in the carrying value of the mandatorily redeemable noncontrolling interests are recorded to interest income (expense), net until settled.
Canada Segment

	For the years ended
	December 31, 2017	Change	December 31, 2016(1)	Change	December 31, 2015(1)
	(In millions, except percentages)
Financial volume in hectoliters(2)(3)	8.805	(1.6)%	8.950	(2.8)%	9.207
Sales(3)	$1,906.2	1.4%	$1,879.4	(5.8)%	$1,994.2
Excise taxes	(448.2)	(1.2)%	(453.7)	(6.0)%	(482.7)
Net sales(3)	1,458.0	2.3%	1,425.7	(5.7)%	1,511.5
Cost of goods sold(3)	(847.7)	6.9%	(793.2)	(6.2)%	(845.3)
Gross profit	610.3	(3.5)%	632.5	(5.1)%	666.2
Marketing, general and administrative expenses	(397.1)	9.8%	(361.6)	2.6%	(352.5)
Special items, net(4)	(11.5)	(97.2)%	(404.3)	N/M	(27.2)
Operating income (loss)	201.7	N/M	(133.4)	(146.6)%	286.5
Other income (expense), net(5)	11.1	42.3%	7.8	(23.5)%	10.2
Income (loss) from continuing operations before income taxes	$212.8	N/M	$(125.6)	(142.3)%	$296.7
N/M = Not meaningful

(1)
Cost of goods sold, gross profit, marketing, general and administrative expenses, operating income (loss) and income (loss) from continuing operations before income taxes for 2016 and 2015, and special items, net, for 2016, have been revised to reflect the retrospective application of our change in accounting policy as discussed in Part II—Item 8 Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" of the Notes.

(2)
Historical financial volumes have been recast to reflect the impacts of aligning policies on reporting financial volumes as a result of the Acquisition. See "Worldwide Brand Volume" above for further details.

(3)	Includes gross inter-segment sales, purchases and volumes, which are eliminated in the consolidated totals.

(4)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" of the Notes for detail of special items.

(5)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Other Income and Expense" of the Notes for detail of other income (expense).
Significant events
As a result of the Acquisition, the Miller brands were added to our Canada segment's portfolio beginning October 11, 2016. Additionally, as part of our ongoing assessment of our Canadian supply chain network, we completed the sale of our Vancouver brewery on March 31, 2016. In conjunction with the sale of the brewery, we agreed to leaseback the existing property to continue operations on an uninterrupted basis while the new brewery is being constructed. We expect to incur significant capital expenditures associated with the construction of the new brewery, most of which we expect to be funded with the proceeds from the sale of the Vancouver brewery. We also expect to incur additional charges, including estimated accelerated depreciation charges of approximately CAD 8 million, through final closure of the brewery which is currently expected to occur in the third quarter of 2019. We also expect the ongoing costs of leasing the existing facility through the estimated closure date to be approximately CAD 5 million per annum, which are not included within special items.
In further efforts to help optimize the Canada brewery network, in the third quarter of 2017 we announced a plan to build a more efficient and flexible brewery in the greater Montreal area. As a result of this decision, we have begun to develop plans to transition out of our existing Montreal brewery. Accordingly, we incurred accelerated depreciation charges associated with the existing brewery closure in the second half of 2017, of which the amount in excess of normal depreciation is recorded within special items. We expect to incur additional charges, including estimated accelerated depreciation charges in excess of normal depreciation of approximately CAD 89 million, through final closure of the brewery which is currently expected to occur in 2021. However, due to the uncertainty inherent in our estimates, these estimated future accelerated depreciation charges, as well as the timing of the brewery closure, are subject to change.
During 2016, we recorded an aggregate impairment charge to the Molson core brand intangible asset within special items and subsequently reclassified the brands from indefinite to definite-lived, resulting in increased amortization expense of intangible assets for 2017 compared to 2016.
We entered into an agreement with Miller Brewing Company for the accelerated termination of our license agreement, effective March 2015, under which we had exclusive rights to distribute certain Miller products in Canada. As a result, beginning in the second quarter of 2015, we discontinued distributing these Miller brands in Canada, which adversely impacted our volume and sales. We recognized net sales under this agreement of $11.5 million for 2015. The Acquisition resulted in the return of the Miller brands to our Canada business.
Foreign currency impact on results
During 2017, the CAD appreciated versus the USD on an average basis, resulting in an increase of $5.1 million to our 2017 USD earnings before income taxes. During 2016, the CAD depreciated versus the USD on an average basis, resulting in a decrease of $12.9 million to our 2016 USD earnings before income taxes. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our consolidated statements of operations.
Volume and net sales
Our Canada brand volume decreased 0.5% in 2017 compared to 2016, primarily as a result of lower domestic volumes, partially offset by the addition of the Miller brands as a result of the Acquisition. Our net sales per hectoliter increased 2.2% in local currency in 2017 compared to 2016, driven by positive pricing and sales mix.
Brand volume decreased 3.1% in 2016 compared to 2015, primarily due to competitor trade spending and pricing activities, as well as weak economic conditions in the West. As a result, our market share also declined. Net sales per hectoliter increased 0.2% in local currency in 2016 compared to 2015, driven by positive pricing and brand mix, partially offset by mix shift toward lower-revenue packages and contract brewing volume.
Cost of goods sold
Cost of goods sold per hectoliter in local currency increased 6.7% in 2017 compared to 2016, due to sales mix shift to higher cost products, impacts of volume deleverage, higher inflation and unfavorable transactional foreign currency impacts, partially offset by ongoing cost saving initiatives. Additionally, for 2017 we recorded $4.1 million of integration costs related to the Acquisition within cost of goods sold.
Cost of goods sold per hectoliter in local currency decreased 0.3% in 2016 compared to 2015, due to ongoing cost savings initiatives, higher net pension benefits and lower depreciation expense, partially offset by the impacts of volume deleverage, unfavorable foreign currency impacts and inflation.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 7.9% in local currency in 2017 compared to 2016, primarily driven by higher brand amortization in 2017, partially offset by lower bad debt expense, and spending reductions.
Marketing, general and administrative expenses increased 6.1% in local currency in 2016 compared to 2015, driven by higher brand amortization expense related to the reclassification of the Molson core brands asset to definite-lived intangible assets, partially offset by lower incentive compensation costs and higher net pension benefits.
Europe Segment

	For the years ended
	December 31, 2017	Change	December 31, 2016(1)	Change	December 31, 2015(1)
	(In millions, except percentages)
Financial volume in hectoliters(2)(3)(4)	23.290	3.1%	22.590	(1.7)%	22.981
Sales(4)	$2,888.3	4.0%	$2,778.1	(6.1)%	$2,959.6
Excise taxes	(947.6)	(6.9)%	(1,017.9)	(2.6)%	(1,044.7)
Net sales(4)	1,940.7	10.3%	1,760.2	(8.1)%	1,914.9
Cost of goods sold	(1,146.9)	2.8%	(1,116.2)	(5.2)%	(1,177.4)
Gross profit	793.8	23.3%	644.0	(12.7)%	737.5
Marketing, general and administrative expenses	(511.7)	1.0%	(506.6)	(0.5)%	(508.9)
Special items, net(5)	(5.0)	N/M	(0.6)	(99.8)%	(313.1)
Operating income (loss)	277.1	102.6%	136.8	N/M	(84.5)
Interest income	3.6	—%	3.6	(7.7)%	3.9
Other income (expense), net	0.3	(96.8)%	9.3	N/M	(3.1)
Income (loss) from continuing operations before income taxes	$281.0	87.7%	$149.7	N/M	$(83.7)
N/M = Not meaningful

(1)
Cost of goods sold, gross profit, marketing, general and administrative expenses, operating income (loss) and income (loss) from continuing operations before income taxes for 2016 and 2015, and special items, net, for 2016, have been revised to reflect the retrospective application of our change in accounting policy as discussed in Part II—Item 8 Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" of the Notes.

(2)
Historical financial volumes have been recast to reflect the impacts of aligning policies on reporting financial volumes as a result of the Acquisition. See "Worldwide Brand Volume" above for further details.

(3)	Excludes royalty volume of 1.694 million hectoliters, 0.194 million hectoliters and 0.173 million hectoliters for 2017, 2016 and 2015, respectively.

(4)	Includes gross inter-segment sales and volumes, which are eliminated in the consolidated totals.

(5)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" of the Notes for detail of special items.

Significant events
As a result of the Acquisition, the Miller brands were added to our Europe segment's portfolio beginning October 11, 2016, and effective January 1, 2017, European markets including Sweden, Spain, Germany, Ukraine and Russia, which were previously reported under our International segment, are reported within our Europe segment.
As part of our continued strategic review of our European supply chain network, during the fourth quarter of 2015, we announced the planned closure of the Burton South brewery in the U.K., in which we will consolidate production within our recently modernized Burton North brewery. We have incurred special charges related to this closure which is expected to be completed by the first quarter of 2018. We may recognize other charges or benefits related to brewery closures, which cannot currently be estimated and will be recorded within special items.
In the first quarter of 2017, the largest food and retail company in Croatia, Agrokor, announced that it was facing significant financial difficulties that raised doubt about the collectibility of certain of our outstanding receivables with its direct subsidiaries. These subsidiaries are customers of ours within the Europe segment and, therefore, we are closely monitoring the situation. Specifically, Agrokor has entered into active discussions with local regulators, financial institutions and other creditors to stabilize and restructure its business and sustain ongoing operations. As a result, we recorded a provision for an estimate of uncollectible receivables during 2017. As of December 31, 2017, our gross accounts receivable related to Agrokor was approximately $8 million, with an associated provision for estimated uncollectable receivables of $6 million, based on foreign exchange rates as of December 31, 2017.
Each year since 2014, we received assessments from a local country regulatory authority related to indirect tax calculations in our Europe operations. The aggregate amount of the assessments received at the time of resolution of this matter was approximately $139 million. We challenged the validity of these assessments and defended our position regarding the method of calculation, including by following the required regulatory procedures in order to proceed with an appeal of the assessments. During the fourth quarter of 2016, following discussions with the regulatory authority and consideration of existing facts and circumstances at that time, we concluded that a portion of this estimated range of loss was deemed probable. As a result, we recorded a charge of approximately $50 million within the excise taxes line item on the consolidated statement of operations for the year ended December 31, 2016. During the first quarter of 2017, a local jurisdictional court heard evidence in this matter and subsequently ruled in our favor in April 2017. Based on this favorable ruling, we released this provision in the first quarter of 2017 as we no longer deemed this loss probable. This resulted in a benefit of approximately $50 million, recorded within the excise taxes line item on the consolidated statement of operations during the quarter ended March, 31, 2017. During the second quarter of 2017, we received formal confirmation from the regulatory authority that they would not appeal the local jurisdictional court ruling, and the regulatory authority has since withdrawn its assessments. As a result, we believe this dispute is fully resolved. See Part II—Item 8 Financial Statements and Supplementary Data, Note 19, "Commitments and Contingencies" of the Notes for further discussion.
In the second quarter of 2015, we terminated our agreement with Carlsberg whereby it held the exclusive distribution rights for the Staropramen brand in the U.K. This gave us the exclusive distribution rights for the Staropramen brand in the U.K. by the end of 2015. Additionally, the termination of our contract brewing arrangement with Heineken in the U.K. became effective at the end of April 2015. Related to these contract terminations, we recorded net termination fees of $10.0 million for 2015 within special items, net. To lessen the impact of the lost revenue associated with the Heineken contract, we closed certain breweries. Additionally, during the third quarter of 2015, we sold our U.K. malting facility and purchased the Rekorderlig cider brand distribution rights in the U.K. and Ireland.
Further, in 2015, we recorded an aggregate impairment charge of $275.0 million within special items for certain indefinite-lived intangible brands primarily driven by continued macroeconomic challenges, and have reclassified these brands to definite-lived. See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Goodwill and Intangible Assets" of the Notes for further discussion.
Foreign currency impact on results
Our Europe segment operates in numerous countries within Europe, and each country's operations utilize distinct currencies. During 2017, foreign currency movements unfavorably impacted our Europe USD income from continuing operations before income taxes by $9.8 million. During 2016, foreign currency movements unfavorably impacted our Europe USD income from continuing operations before income taxes by $7.3 million. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our consolidated statements of operations.

Volume and net sales
Our Europe brand volume increased 10.3% in 2017 compared to 2016, primarily driven by the transfer of royalty and export brand volume across Europe from our International business and the addition of the Miller brands, along with growth from our above premium brands.
Net sales per hectoliter increased 9.0% in local currency in 2017 compared to 2016, primarily driven by the indirect tax provision of approximately $50 million recorded in the fourth quarter of 2016 and subsequently released in the first quarter of 2017 and the addition of royalty and export brand volumes, including the impact of Miller brands.
Brand volume increased 1.4% in 2016 compared to 2015 driven by volume growth, as well as the addition of the Staropramen, Rekorderlig and Bavaria brands in the U.K.
Net sales per hectoliter increased 1.0% in local currency in 2016 compared to 2015, primarily driven by lower contract brewing volume, positive brand and geographic mix partially offset by negative net pricing and the impact of the termination of the brewing agreements and the indirect tax provision discussed above.
Cost of goods sold
Cost of goods sold per hectoliter increased 1.6% in local currency in 2017 compared to 2016, primarily driven by mix shift to higher cost brands and geographies, partially offset by higher net pension benefit this year. Additionally, we have recorded $0.6 million of integration costs related to the Acquisition within cost of goods sold in 2017.
Cost of goods sold per hectoliter increased 5.1% in local currency in 2016 compared to 2015, driven by mix shift to higher-cost brands and geographies as well as a lower net pension benefit.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 2.0% in local currency in 2017 compared to 2016, driven by higher brand investments and general and administrative costs, including increased amortization related to the Miller brand portfolio, recognition of the above mentioned provision for uncollectible receivables, partially offset by higher net pension benefits.
Marketing, general and administrative expenses increased 4.1% in local currency in 2016 compared to 2015, driven by higher marketing investments and brand amortization expenses, partially offset by lower overhead costs.
International Segment

	For the years ended
	December 31, 2017	Change	December 31, 2016	Change	December 31, 2015
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)	2.394	60.1%	1.495	(7.3)%	1.613
Sales	$300.9	57.5%	$191.0	7.9%	$177.0
Excise taxes	(36.9)	34.7%	(27.4)	(15.7)%	(32.5)
Net sales	264.0	61.4%	163.6	13.2%	144.5
Cost of goods sold(3)	(180.5)	68.5%	(107.1)	8.6%	(98.6)
Gross profit	83.5	47.8%	56.5	23.1%	45.9
Marketing, general and administrative expenses	(101.7)	55.7%	(65.3)	2.2%	(63.9)
Special items, net(4)	(1.6)	(94.9)%	(31.1)	N/M	(6.4)
Operating income (loss)	(19.8)	(50.4)%	(39.9)	63.5%	(24.4)
Other income (expense), net	0.1	(50.0)%	0.2	(150.0)%	(0.4)
Income (loss) from continuing operations before income taxes	$(19.7)	(50.4)%	$(39.7)	60.1%	$(24.8)
N/M = Not meaningful

(1)
Historical financial volumes have been recast to reflect the impacts of aligning policies on reporting financial volumes as a result of the Acquisition. See "Worldwide Brand Volume" above for further details.

(2)	Excludes royalty volume of 1.991 million hectoliters, 1.908 million hectoliters and 1.458 million hectoliters in 2017, 2016 and 2015, respectively.

(3)	Includes gross inter-segment purchases, which are eliminated in the consolidated totals.

(4)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" of the Notes for detail of special items.
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
In the fourth quarter of 2015, a newly elected government in the state of Bihar, India, announced plans to ban the sale of "country" liquor and to limit the sale of other forms of alcohol, such as beer, to certain government owned outlets, effective April 1, 2016. On April 5, 2016, four days after the start of the ban on "country" liquor, the government of the state of Bihar announced immediate changes to the ban, implementing a complete prohibition of the sale and consumption of all forms of alcohol. As a result of this ban, our Molson Coors Cobra India business is currently not operating and is idled pending any future change in law or regulation. This ban does not impact our Mount Shivalik business operating outside of Bihar, India. Due to this triggering event, and as the expected length of the prohibition is unclear, we performed an interim impairment assessment for the impacted tangible assets, intangible assets and the India reporting unit goodwill. Specifically, upon identification of the triggering event, we completed step one of the goodwill impairment test comparing the fair value of the India reporting unit to its carrying value using a combination of discounted cash flow analyses and market approaches, which resulted in the need to complete step two. Upon completion of step two, we recorded an impairment of tangible assets of $11.0 million and impairment of goodwill and definite-lived intangibles of $19.8 million within special items during the second quarter of 2016. The remaining goodwill attributable to the India reporting unit of $6.9 million, based on foreign exchange rates at December 31, 2017, is associated with cash flows in other states in India, where alcohol sales are not prohibited. We continue to monitor legal proceedings impacting the regulatory environment as it relates to our ability to resume operations in the state. In addition, if the facts or circumstances associated with the expected collectibility of certain Bihar receivables due from the government of approximately $3 million, based on foreign exchange rates at December 31, 2017, adversely change or if future cash flows are adversely impacted relative to the projected cash flows used in the impairment analysis we may incur additional impairment or other losses in future periods.
In accordance with our strategy to increase our international portfolio and deepen our reach into the rapidly growing India beer market, our International segment acquired Mount Shivalik, a regional brewer, during the second quarter of 2015. As part of the transaction, we acquired Mount Shivalik's entire brand portfolio, including the leading strong-beer brand Thunderbolt, and assumed direct control over brewing operations. The acquisition of Mount Shivalik added two breweries and more than doubled our brewing capacity in India. We believe this acquisition has resulted in a powerful combination of industry leading brewing expertise, brand reach and operational efficiency that has allowed us to accelerate the growth of our brands within the India market.
Additionally, during the second quarter of 2015, we announced our decision to substantially restructure our business in China and consequently recognized employee-related and asset write-off charges.
Foreign currency impact on results
Our International segment operates in numerous countries around the world and each country's operations utilize distinct currencies. Foreign currency movements favorably impacted our International USD loss before income taxes by $0.2 million for 2017 and favorably impacted our International USD loss before income taxes by $1.0 million for 2016. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our consolidated statements of operations.
Volume and net sales
Our International brand volume increased by 28.9% in 2017 compared to 2016, driven by the change in segment reporting of the Puerto Rico business from the U.S. segment, Coors Light growth primarily in Latin America and the addition of the Miller brands partially offset by the transfer of royalty and export brand volume to Europe.
Net sales per hectoliter increased 0.8% in 2017 compared to 2016, primarily due to sales mix changes and positive pricing.

Brand volume increased by 10.8% driven by the addition of the Miller global brands, volume growth in Latin America, including our launch in Colombia, as well as volume growth in Japan.
Net sales per hectoliter increased 22.2% in 2016 compared to 2015, primarily due to higher pricing and favorable sales mix changes. The increase in 2016 is also driven by the recognition of price promotion expenses related to the substantial restructure of our business in China in 2015.
Cost of goods sold
Cost of goods sold per hectoliter increased 5.2% in 2017 compared to 2016, primarily driven by sales mix changes. Additionally, during 2017 we recorded $3.6 million of integration costs related to the Acquisition within cost of goods sold.

Cost of goods sold per hectoliter increased 17.2% in 2016 compared to 2015, driven primarily by sales mix changes.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 55.7% in 2017 compared to 2016, primarily due to higher organization and integration costs related to the acquisition of the Miller global brands, along with increased brand investments, including higher brand amortization costs. During 2017 we recorded $8.4 million of integration costs related to the Acquisition within marketing, general and administrative expenses.
Marketing, general and administrative expenses increased 2.2% in 2016 compared to 2015, primarily due to the addition of the Miller global brands along with higher brand investments in Latin America, partially offset by cost savings from the substantial restructure of our business in China.
Corporate

	For the years ended
	December 31, 2017	Change	December 31, 2016	Change	December 31, 2015
	(In millions, except percentages)
Financial volume in hectoliters	—	—%	—	—%	—
Sales	$0.9	(10.0)%	$1.0	—%	$1.0
Excise taxes	—	—%	—	—%	—
Net sales	0.9	(10.0)%	1.0	—%	1.0
Cost of goods sold	122.9	N/M	22.9	N/M	(14.7)
Gross profit	123.8	N/M	23.9	N/M	(13.7)
Marketing, general and administrative expenses	(239.8)	6.4%	(225.4)	99.5%	(113.0)
Special items, net(1)	(0.1)	(85.7)%	(0.7)	N/M	—
Operating income (loss)	(116.1)	(42.6)%	(202.2)	59.6%	(126.7)
Interest expense, net	(360.0)	45.2%	(248.0)	114.0%	(115.9)
Other income (expense), net	(9.2)	(80.7)%	(47.7)	N/M	(5.8)
Income (loss) from continuing operations before income taxes	$(485.3)	(2.5)%	$(497.9)	100.4%	$(248.4)
N/M = Not meaningful

(1)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" of the Notes for detail of special items.

Significant events
In connection with the Acquisition, we have incurred, and will continue to incur, various transaction and integration costs as further discussed below. See Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Acquisition and Investments" of the Notes for further details.
Cost of goods sold
The unrealized changes in fair value on our commodity swaps, which are economic hedges, are recorded as cost of goods sold within our Corporate business activities. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. Cost of goods sold for the years ended December 31, 2017, and December 31, 2016, include unrealized mark-to-market gains of $123.3 million and $23.1 million, respectively, on these commodity swaps. Cost of goods sold for the year ended December 31, 2015, included unrealized mark-to-market losses of $14.1 million on commodity swaps. The total gain recognized in 2017 was primarily driven by higher commodity prices during the year.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased in 2017 compared to 2016, primarily due to incremental investment behind global business capabilities including higher compensation expense, partially offset by higher acquisition-related costs recognized in the prior year. Specifically, during 2017 we recorded $57.1 million within marketing, general and administrative expenses related to the Acquisition.
Marketing, general and administrative expenses increased in 2016 compared to 2015, primarily due to transaction costs associated with the Acquisition of $108.4 million.
Interest expense, net
Net interest expense increased in 2017 compared to 2016, and increased in 2016 compared to 2015 primarily driven by incremental interest incurred on debt issued to partially fund the Acquisition. See Part II—Item 8 Financial Statements and Supplementary Data, Note 17, "Derivative Instruments and Hedging Activities" and Note 12, "Debt" for further details.
Other income (expense), net
Other income (expense) decreased from 2017 compared to 2016, and increased 2016 compared to 2015, primarily driven by financing costs incurred in 2016 on our bridge loan of approximately $63 million partially offset by the $20.5 million gain on the sale of non-operating assets as well as unrealized gains on foreign currency forwards which are economic hedges entered into during the second quarter of 2016 in connection with the issuance of debt on July 7, 2016.
Other income (expense) includes $6.9 million of amortization expense related to commitment fees on the bridge loan for the year ended December 31, 2015. Additionally, other income (expense) includes a gain of $3.3 million in 2015, resulting from the sale of a non-operating asset.
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
A significant portion of our trade receivables are concentrated in Europe. While these receivables are not concentrated in any specific customer and our allowance on these receivables factors in collectibility, we may encounter difficulties in our ability to collect due to the impact to our customers of any further economic downturn within Europe. For example, in the first quarter of 2017, the largest food and retail company in Croatia, Agrokor, announced that it was facing significant financial difficulties that raised doubt about the collectibility of certain of our outstanding receivables with its direct subsidiaries. These subsidiaries are customers of ours within the Europe segment and, therefore, we are closely monitoring the situation. Specifically, Agrokor has entered into active discussions with local regulators, financial institutions and other creditors to stabilize and restructure its business and sustain ongoing operations. As a result, we recorded a provision for an estimate of uncollectible receivables during 2017. As of December 31, 2017, our gross accounts receivable related to Agrokor was approximately $8 million, with an associated provision for estimated uncollectable receivables of $6 million, based on foreign exchange rates as of December 31, 2017.
A significant portion of our cash flows from operating activities is generated outside the U.S., in currencies other than USD. As of December 31, 2017, approximately 82% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. We accrue for tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue taxes. However, we will continue to assess the impact of the 2017 Tax Act on the tax consequences of future repatriations. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. These financing arrangements, along with the cash generated from the operations of our U.S. segment, are sufficient to fund our current cash needs in the U.S.
Cash Flows and Use of Cash
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors described in Part I, Item 1A. Risk Factors.
Cash Flows from Operating activities
Net cash provided by operating activities of approximately $1.9 billion in 2017, increased by approximately $0.7 billion compared to 2016. This increase is primarily related to the addition of the consolidated U.S. business, lower cash paid for taxes (refund in 2017 as compared to cash tax paid in 2016) and working capital improvements, partially offset by higher pension contributions including the discretionary cash contribution of $200 million to the U.S. pension plan and higher cash paid for interest.
Net cash provided by operating activities of approximately $1.1 billion in 2016 increased by $411.0 million compared to 2015. This increase is primarily related to additional operating cash generated by the U.S. business from October 11, 2016, through December 31, 2016, as a result of the Acquisition as well as higher cash paid for pension contributions in 2015, including the $227.1 million discretionary payment to our U.K. pension plan. This increase is partially offset by higher cash paid for interest and higher cash paid for taxes primarily due to the Acquisition.
Cash Flows from Investing activities
Net cash used in investing activities of approximately $538 million in 2017, decreased by approximately $11.7 billion compared to 2016 driven primarily by the completion of the Acquisition in 2016 for $12.0 billion, offset by higher capital expenditures in 2017 resulting from the Acquisition.
Net cash used in investing activities of approximately $12.3 billion in 2016 increased by approximately $12.0 billion compared to 2015 driven primarily by the completion of the Acquisition for $12.0 billion. This increase is partially offset by the receipt of CAD 183.1 million ($140.8 million) of proceeds from the sale of our Vancouver brewery.
Cash Flows from Financing activities
Net cash used in financing activities of approximately $1.5 billion in 2017, decreased by approximately $12.8 billion from net cash provided by financing activities of approximately $11.3 billion in 2016. This change was primarily driven by the approximate $2.5 billion of net proceeds received from our February 3, 2016, equity offering of 29.9 million shares of our Class B common stock, the approximate $6.9 billion of net proceeds from the issuance of debt on July 7, 2016, to partially fund the Acquisition in 2016, as well as increased net repayments of debt as we have begun to deleverage in 2017. See "Borrowings" below for more details of financing activity.
Net cash provided by financing activities of approximately $11.3 billion in 2016, increased by approximately $11.8 billion from net cash used by financing activities of $531.5 million in 2015. This increase is primarily driven by the approximate $6.9 billion of net proceeds from the issuance of debt on July 7, 2016, the $2.5 billion of proceeds received from borrowings on our term loan agreement as well as the approximate $2.5 billion of net proceeds received from our February 3, 2016, equity offering of 29.9 million shares of our Class B common stock, to fund the Acquisition.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 12, "Debt" of the Notes for a summary of our financing activities and debt position at December 31, 2017, and December 31, 2016.

Capital Resources
Cash and Cash Equivalents
As of December 31, 2017, we had total cash and cash equivalents of $418.6 million, compared to $560.9 million at December 31, 2016. The decrease in cash and cash equivalents at December 31, 2017, from December 31, 2016, was primarily driven by the repayment of our term loans, CAD 500 million 3.95% note and $300 million 2.0% note, the discretionary cash contribution of $200 million to the U.S. pension plan and higher interest payments on long-term debt, partially offset by proceeds received from the issuance of our 2017 Notes (as defined in Part II—Item 8 Financial Statements and Supplementary Data, Note 12, "Debt" of the Notes), proceeds from commercial paper issuances, and lower cash paid for taxes. The majority of our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 30 days or less. These investments are viewed by management as low-risk investments on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary. While we have some investments in prime money market funds, these are classified as cash and cash equivalents; however, we continually monitor the need for reclassification under the updated SEC requirements for money market funds, effective October 14, 2016, and the potential that the shares of such funds could have a net asset value of less than one dollar. We also utilize cash pooling arrangements to facilitate the access to cash across our geographies.
On January 21, 2018, MCBC and ABI entered into a settlement agreement related to the Acquisition purchase price adjustment. Subsequently, on January 26, 2018, pursuant to the settlement agreement, ABI paid to MCBC $330.0 million, of which $328.0 million constitutes the Adjustment Amount. MCBC and ABI also agreed to certain mutual releases as further described in the settlement agreement which was filed as an exhibit to a Current Report on Form 8-K filed on January 22, 2018. We currently expect these proceeds resulting from the settlement related to the Adjustment Amount to be recorded as income within special items, net in our consolidated statement of operations for the three months ended March 31, 2018.
Working Capital
The Company actively manages working capital through inventory management as well as management of accounts payable and accounts receivable to ensure we are able to meet short-term obligations and we are effectively using assets to increase profitability.

Borrowings
The following table summarizes the maturities of our long-term debt, excluding short-term borrowings. Notional amounts are presented in USD based on the applicable exchange rate as of December 31, 2017.

The following presents long-term debt activity during 2017:
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
Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on our revolving credit facility if the need arises. As of December 31, 2017, we had approximately $1.1 billion available to draw under our $1.5 billion revolving multi-currency credit facility, as the borrowing capacity is reduced by borrowings under our commercial paper program, and we have no other borrowings drawn on this revolving credit facility. We also have JPY overdraft facilities, CAD and GBP lines of credit with several banks should we need additional short-term liquidity. We also currently utilize and intend to further utilize our cross-border, cross-currency cash pool as well as our commercial paper program for liquidity needs.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions. Additionally, under the new $1.5 billion revolving credit facility, the maximum leverage ratio is 5.75x debt to EBITDA, with a decline to 4.00x debt to EBITDA as of the last day of the fiscal quarter ending December 31, 2020. As of December 31, 2017, and December 31, 2016, we were in compliance with all of these restrictions and have met all debt payment obligations. All of our outstanding senior notes as of December 31, 2017, rank pari-passu.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 12, "Debt" of the Notes for a complete discussion and presentation of all borrowings and available sources of borrowing, including lines of credit.

Credit Rating
Our current long-term credit ratings are BBB-/Stable Outlook, Baa3/Stable Outlook and BBB(Low)/Stable Outlook with Standard and Poor's, Moody's and DBRS, respectively. Our short-term credit ratings are A-3, Prime-3 and R-2(low), respectively. A securities rating is not a recommendation to buy, sell or hold securities, and it may be revised or withdrawn at any time by the rating agency.
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

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
Weighted-Average Exchange Rate (1 USD equals)
Canadian dollar (CAD)	1.27	1.32	1.27
Euro (EUR)	0.88	0.90	0.89
British pound (GBP)	0.77	0.75	0.65
Czech Koruna (CZK)	23.43	24.61	24.48
Croatian Kuna (HRK)	6.59	6.78	6.85
Serbian Dinar (RSD)	112.49	110.81	107.46
Romanian Leu (RON)	4.01	4.05	3.99
Bulgarian Lev (BGN)	1.72	1.77	1.75
Hungarian Forint (HUF)	276.49	285.13	278.85

	As of
	December 31, 2017	December 31, 2016
Closing Exchange Rate (1 USD equals)
Canadian dollar (CAD)	1.26	1.34
Euro (EUR)	0.83	0.95
British pound (GBP)	0.74	0.81
Czech Koruna (CZK)	21.29	25.69
Croatian Kuna (HRK)	6.19	7.18
Serbian Dinar (RSD)	98.52	117.23
Romanian Leu (RON)	3.89	4.31
Bulgarian Lev (BGN)	1.63	1.86
Hungarian Forint (HUF)	258.91	294.36
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
Capital Expenditures
In 2017, we incurred $628.4 million, and have paid $599.6 million, for capital improvement projects worldwide, excluding capital spending by equity method joint ventures, representing an approximate 85% increase versus 2016 capital expenditures incurred of $339.9 million. This increase is primarily due to the Acquisition.
We continue to focus on where and how we employ our planned capital expenditures, specifically strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.
Contractual Obligations and Commercial Commitments
Contractual Obligations
A summary of our consolidated contractual obligations as of December 31, 2017, based on foreign exchange rates at December 31, 2017, is as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Debt obligations	$11,380.5	$715.2	$2,507.5	$1,500.0	$6,657.8
Interest payments on debt obligations	4,498.9	310.5	570.4	489.8	3,128.2
Retirement plan expenditures(1)	505.9	60.0	99.4	99.3	247.2
Operating leases	176.5	54.2	77.2	26.0	19.1
Capital leases	112.2	4.1	38.5	8.0	61.6
Other long-term obligations(2)	3,291.6	818.1	1,277.0	767.6	428.9
Total obligations	$19,965.6	$1,962.1	$4,570.0	$2,890.7	$10,542.8
See Part II - Item 8 Financial Statements and Supplementary Data, Note 12, "Debt", Note 16, "Employee Retirement Plans and Postretirement Benefits", Note 17, "Derivative Instruments and Hedging Activities" and Note 19, "Commitments and Contingencies" of the Notes for additional information.

(1)
Represents expected contributions under our defined benefit pension plans in the next twelve months and our benefit payments under postretirement benefit plans for all periods presented. The net underfunded liability at December 31, 2017, of our defined benefit pension plans (excluding our overfunded plans) and postretirement benefit plans is $98.7 million and $803.6 million, respectively. Defined benefit pension plan contributions in future years will vary based on a number of factors, including actual plan asset returns and interest rates, and as such, have been excluded from the above table. We fund pension plans to meet the requirements set forth in applicable employee benefits laws. We may also voluntarily increase funding levels to meet financial goals. Excluding BRI and BDL, in 2018, we expect to make contributions to our defined benefit pension plans of approximately $10 million and benefit payments under our OPEB plans of approximately $50 million, based on foreign exchange rates as of December 31, 2017.

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

(2)
Primarily includes non-cancelable purchase commitments as of December 31, 2017, that are enforceable and legally binding. Approximately $2.2 billion of the total other long-term obligations relate to long-term supply contracts with third parties to purchase raw material, packaging material and energy used in production. Our aggregate commitments for advertising and promotions, including sports sponsorship, total approximately $906 million. The remaining amounts relate to derivative payments, sales and marketing, distribution, information technology services, open purchase orders and other commitments. Included in other long-term obligations are $6.1 million of unrecognized tax benefits, excluding positions we would expect to settle using deferred tax assets, and $12.4 million of indemnities provided to FEMSA for which we cannot reasonably estimate the timing of future cash flows, and we have therefore included these amounts in the more than 5 years column.
Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. See Part II—Item 8 Financial Statements and Supplementary Data, Note 19, "Commitments and Contingencies" of the Notes for further discussion.
Other Commercial Commitments
Based on foreign exchange rates as of December 31, 2017, future commercial commitments are as follows:

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$63.5	$53.8	$9.7	$—	$—

Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. See Part II—Item 8 Financial Statements and Supplementary Data, Note 19, "Commitments and Contingencies" of the Notes for further discussion.
Off-Balance Sheet Arrangements
In accordance with U.S. GAAP, our operating leases are not reflected in our consolidated balance sheets. See Part II—Item 8 Financial Statements, Note 19, "Commitments and Contingencies" of the Notes for further discussion of these off-balance sheet arrangements. As of December 31, 2017, we did not have any other material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook for 2018
In the U.S., while 2017 industry dynamics were challenging, we continue to be disciplined, decisive and accountable as we continue our focus to deliver long-term profitable growth. We are confident that we have the brands, strategic plans and team to achieve our goals, which include our growth agenda. Our objective of flat volumes by 2018 and growth by 2019 remains our strategic imperative, but we are not driving for growth at any cost. We expect to continue to strengthen and expand our portfolio, drive investment efficiency through return on marketing investment, global procurement and the use of our Profit After Capital Charge model and plan to continue to earn category captainships underpinned by tools such as our Building with Beer program, as these are all steps to help us and our partners sell more beer profitably. Within our brand portfolio, we intend to remain focused on gaining segment share in premium, growing in above premium and stabilizing our below premium brand volume. We plan to refresh Coors Light packaging and release new creative over the next couple of months, while continuing to build momentum behind Miller Lite. In above premium, we plan to accelerate our performance by building on the solid growth last year from our two national craft brands, Blue Moon Belgian White and Leinenkugel's Summer Shandy, as well as the strong growth of our regional brands including Terrapin, Hop Valley, Revolver, Saint Archer and Colorado Native. Additionally, excitement from our distributors and chain partners for our 2018 innovation line up is also apparent as they have already committed to incremental placements. We expect to relaunch the Sol brand in April with redesigned packaging supported by an integrated marketing campaign. These plans, alongside Peroni which is also accelerating, will allow us to drive toward achieving strong momentum in the import segment. In just the past few weeks, we have brought to retail Arnold Palmer Spiked Half and Half designed to take share in the valuable hard tea segment, and Two Hats positioned to bring new legal-age consumers into beer.

In Canada, our teams are building on improved 2017 momentum. Our consumer excellence teams remain focused on gaining segment share in premium, accelerating our growth in above premium and craft and stabilizing our below premium brand share. Improving the performance of our two largest brands, Coors Light and Molson Canadian, remains the number one priority by refocused marketing, improved consumer promotions and stronger commercial execution. We plan to drive above premium performance led by Coors Banquet, Miller Genuine Draft, Belgian Moon and the Heineken portfolio. Along with the addition of Miller High Life to Canada in late 2017, we have plans to introduce two further brands from our U.S. portfolio to broaden and deepen our Canadian portfolio later this year. We are also pursuing incremental drinking occasions by launching some great tasting innovations in the non-alcohol segment in 2018. On customer excellence, we plan to continue to roll out proven best practice sales tools such as our Building with Beer program. In 2018, commercial excellence expects to continue to focus on sales productivity, customer 360 initiatives, and joint business planning, which we expect to result in strong in-market impact. Our supply chain teams continue with brewery optimization efforts and productivity improvements, as we are just over a year from opening our new British Columbia brewery and the new Montreal brewery is expected to begin production in 2021.

In Europe, while the environment remains competitive, we plan to continue to use a balanced portfolio approach, drive disciplined retail execution and optimize our brewery network. In 2018, there are a few headwinds that are important to remember when modeling results for Europe. In the first quarter, we will be cycling the $50 million indirect tax provision benefit from 2017. Throughout 2018, we expect to increase investment behind our brands and commercial priorities to further strengthen our first choice agenda. Our commercial teams plan to build on our positive momentum this year by strengthening our national mainstream brands, including Carling, our largest brand in Europe, which further strengthened its overall number-one position in the U.K. beer market in 2017. For our above premium portfolio, 2017's doubt-digit sales growth reflects the fact that "ice cold, Rocky Mountain refreshment" is resonating powerfully with Coors Light consumers in the U.K. and Republic of Ireland. Above premium Staropramen outside of its domestic market, has grown at a double-digit rate, and we plan to continue to further push the brand into new markets where the Czech provenance and quality can deliver growth in the above premium segment. To accelerate our growth in craft, led by Sharp's and Franciscan Well, we have added the La Sagra and Birradamare brands to our portfolio. In cider, we are building on strong growth by Carling Cider and Rekorderlig with the 2018 acquisition of Aspall, a growing cider brand founded in 1728 with a distinct face, place and story that supports our premiumization strategy. Our balanced portfolio approach also relies on a continuing commitment to deliver against our focus to become first choice for customers. We maintained our number-one ranking in the U.K.'s Advantage retail survey for the multiple grocer off-premise channel and also recently achieved the number-one ranking in the multiple on-premise channel for the first time.
In International, we have increased substantially over the past year with the integration of the Miller International Business largely complete and with nearly 4.4 million hectoliters of total brand volume in 2017, this segment is now more than half as big as our Canada business from a volume perspective. We plan to continue to utilize an asset-light investment model in select markets and our efforts will focus on our global priority brands Coors Light, Miller brands and Blue Moon. Coors Light maintained strong growth in Latin America last year, and in Mexico, passed one million hectoliters of brand volume making it the fourth largest Coors Light market globally. We are currently launching the Miller Lite original white can packaging to more than 20 markets globally with positive results so far for this authentic packaging.
Cost Savings
We intend to deliver cost savings on our three-year cost savings program for 2017 to 2019 of approximately $600 million, including approximately $210 million in 2018. Delivering on these savings commitments will be particularly important given recent increases in input costs such as aluminum and fuel as well as impacts of inflation.
Pension Plans
We currently anticipate approximately $10 million of cash contributions to our defined benefit pension plans in 2018 and pension income of approximately $60 million, based on foreign exchange rates as of December 31, 2017. BRI and BDL pension expense and contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements. Effective in the first quarter of 2018, all non-service cost components of net periodic pension and other postretirement benefit costs will be recorded to other income (expense), net as a result of the adoption of a new accounting pronouncement. In conjunction with the adoption of this guidance, we will also retrospectively and prospectively allocate the non-service component of pension and other postretirement benefit plan cost to our Corporate segment. Accordingly, only service cost will be recorded in our segments' results of operations going forward. See Part II—Item 8 Financial Statements and Supplementary Data, Note 2, "New Accounting Pronouncements" of the Notes for further details.
Capital Expenditures
We currently expect to incur total capital expenditures of approximately $670 million in 2018, based on foreign exchange rates as of December 31, 2017, including capital expenditures associated with the construction of our new British Columbia and Montreal breweries and excluding capital spending by equity method joint ventures.
Interest
We anticipate 2018 corporate net interest expense of approximately $330 million, based on foreign exchange and interest rates at December 31, 2017.

Tax
We expect to realize net benefits from U.S. tax reform, primarily driven by the lower federal corporate income tax rate of 21% and accelerated depreciation of qualified assets for tax purposes. As an additional result of the 2017 Tax Act, we expect a long-term consolidated effective tax rate in the range of 20% to 24%. However, we will continue to evaluate the impacts of the 2017 Tax Act as we further understand its implications, as well as the related, and yet to be issued, regulator rules, regulations and interpretations which could impact this outlook.
Dividends and Stock Repurchases
As a result of the Acquisition, we currently plan to maintain our current quarterly dividend of $0.41 per share, and have suspended our share repurchase program as we pay down debt. We will revisit our dividend policy and share repurchase program once deleveraging is well underway.
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
Pension and Other Postretirement Benefits
Our defined benefit pension plans cover certain current and former employees in the U.S., Canada, the U.K. (within our Europe segment) and Japan (within our International segment). Benefit accruals for the majority of employees in our U.S. plan have been frozen and the plans are closed to new entrants. In the U.S., we also participate in, and make contributions to, multi-employer pension plans. Our OPEB plans provide medical benefits for retirees and their eligible dependents as well as life insurance and, in some cases, dental and vision coverage, for certain retirees in Canada, the U.S., Corporate, and Europe. The U.S., Canada and U.K. defined benefit pension plans are primarily funded, but the Japan plan and all OPEB plans are unfunded. We also offer defined contribution plans in each of our segments.
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
Discount Rates
The assumed discount rates are used to present-value future benefit obligations based on each plan's respective estimated duration. Our pension and postretirement discount rates are based on our annual evaluation of high quality corporate bonds in the various markets based on appropriate indices and actuarial guidance. We believe that our discount rate assumptions are appropriate; however, significant changes in our assumptions may materially affect our pension and OPEB obligations and related expense.
At December 31, 2017, on a weighted-average basis, the discount rates used were 3.01% for our defined benefit pension plans and 3.34% for our OPEB plans. The change from the weighted-average discount rates of 3.36% for our defined benefit pension plans and 3.76% for our postretirement plans at December 31, 2016, is primarily the result of changes in the global economic environment.

A 50 basis point change in our discount rate assumptions would have had the following effects on the projected benefit obligation balances as of December 31, 2017, for our pension and OPEB plans:

	Impact to projected benefit obligation as of December 31, 2017 - 50 basis points
	Decrease	Increase
	(In millions)
Projected benefit obligation - unfavorable (favorable)
Pension obligation	$411.8	$(363.2)
OPEB obligation	45.8	(42.9)
Total impact to the projected benefit obligation	$457.6	$(406.1)
Our U.K. pension plan includes benefits linked to inflation. The above sensitivity analysis does not consider the implications to inflation resulting from the above contemplated discount rate changes. This sensitivity holds all other assumptions constant.
Long-Term Expected Rates of Return on Assets
The assumed long-term expected return on assets is used to estimate the actual return that will occur on each individual funded plan's respective plan assets in the upcoming year. We determine each plan's EROA with substantial input from independent investment specialists, including our actuaries and other consultants. In developing each plan's EROA, we consider current and expected asset allocations, historical market rates as well as historical and expected returns on each plan's individual asset classes. In developing future return expectations for each of our plan's assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads. The calculation includes inputs for interest, inflation, credit, and risk premium (active investment management) rates and fees paid to service providers. Based on the above factors and expected asset allocations, we have assumed, on a weighted-average basis, an EROA of 4.10% for our defined benefit pension plan assets for cost recognition in 2018. This is a decrease from the weighted-average rate of 4.83% we had assumed in 2017. We believe that our EROA assumptions are appropriate; however, significant changes in our assumptions or actual returns that differ significantly from estimated returns may materially affect our net periodic pension costs.
To compute the expected return on plan assets, we apply the EROA to the market-related value of the pension plan assets adjusted for projected benefit payments to be made from the plan assets and projected contributions to the plan assets. During the fourth quarter of 2017, we changed our method of calculating the market-related value of pension plan assets used to determine net periodic pension cost. Specifically, our historical accounting treatment, the calculated value approach, smoothed asset returns and deferred gains and losses into the calculation of expected return on plan assets and gains and losses subject to amortization over five years. Effective December 31, 2017, we changed our accounting treatment to the fair value approach, which includes measuring the market-related value of plan assets at fair value for purposes of determining the expected return on plan assets and amount of gain or loss subject to amortization instead of using a five-year smoothing approach. We consider the fair value approach to be preferable as it results in a current reflection of changes in the value of plan assets in the measurement of net periodic pension cost. Additionally, given the plan assets of our major pension plans employ a liability-driven investment strategy, this approach more closely aligns our expected return on plan assets with how we value our funded status (plan assets and projected benefit obligation) and how much of our accumulated gain or loss is subject to amortization. We have retrospectively applied this change to all periods presented. See Part II—Item 8 Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" of the Notes for further details surrounding this accounting policy change.

A 50 basis point change in our discount rate and expected return on assets assumptions made at the beginning of 2017 would have had the following effects on 2017 net periodic pension and postretirement benefit costs:

	Impact to 2017 pension and postretirement benefit costs - 50 basis points (unfavorable) favorable
	Decrease	Increase
	(In millions)
Description of pension and postretirement plan sensitivity item
Expected return on pension plan assets	$(29.8)	$29.8
Discount rate on pension plans	$2.3	$(2.4)
Discount rate on postretirement plans	$1.1	$(1.0)
Fair Value of Plan Assets
We recognize our defined benefit pension plans as assets or liabilities in the consolidated balance sheets based on their underfunded or overfunded status as of our year end and recognize changes in the funded status due to changes in actuarial assumptions in the year in which the changes occur within other comprehensive income. Our funded status of our defined benefit pension plans is measured as the difference between each plan's projected benefit obligation and its assets' fair values. The fair value of plan assets is determined by us using available market information and appropriate valuation methodologies. However, considerable judgment is required in selecting an appropriate methodology and interpreting market data to develop the estimates of fair value, especially in the absence of quoted market values in an active market. Changes in these assumptions or the use of different market inputs may have a material impact on the estimated fair values or the ultimate amount at which the plan assets are available to satisfy our plan obligations.
Equity assets are diversified between domestic and other international investments. Relative allocations reflect the demographics of the respective plan participants. See Part II—Item 8 Financial Statements and Supplementary Data, Note 16, "Employee Retirement Plans and Postretirement Benefits" of the Notes for a comparison of target asset allocation percentages to actual asset allocations at December 31, 2017.
Other Considerations
Our net periodic pension and postretirement benefit costs are also influenced by the potential amortization (or non-amortization) from accumulated other comprehensive income (loss) of deferred gains and losses, which occur when actual experience differs from estimates. We employ the corridor approach for determining each plan's amortization. This approach defines the “corridor” as the greater of 10% of the PBO or 10% of the market-related value of plan assets (as discussed above) and requires amortization of the excess net gain or loss that exceeds the corridor over the average remaining service periods of active plan participants. For our closed plans, the average remaining life expectancy of all plan participants (including retirees) is used. If our actuarial losses significantly exceed this corridor in the future, significant incremental pension and postretirement costs could result. As described above, our change in accounting policy for calculating the market-related value of plan assets to the fair value approach also impacted the amount of gain or loss subject to amortization. As of year-end 2017, the deferred losses of several of our Canadian plans, as well as those in our U.K. plan, exceeded the 10% corridor.
The assumed health care cost trend rates represent the rates at which health care costs are assumed to increase and are based on actuarial input and consideration of historical and expected experience. We use these trends as a significant assumption in determining our postretirement benefit obligation and related costs. Changes in our projections of future health care costs due to general economic conditions and those specific to health care will impact this trend rate. An increase in the trend rate would increase our obligation and expense of our postretirement health care plan. We believe that our health care cost trend rate assumptions are appropriate; however, significant changes in our assumptions may materially affect our postretirement benefit obligations and related costs. At December 31, 2017, the health care trend rates used were ranging ratably from 6.8% in 2018 to 4.5% in 2037, consistent with our health care trend rates ranging ratably from 7.0% in 2017 to 4.5% in 2037 used at December 31, 2016. See Part II—Item 8 Financial Statements and Supplementary Data, Note 16, "Employee Retirement Plans and Postretirement Benefits" of the Notes for the impact of a one-percentage point change in assumed health care cost trend rates on total service and interest cost components and postretirement benefit obligation at December 31, 2017.
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
See Part I—Item 3 Legal Proceedings and Part II—Item 8 Financial Statements and Supplementary Data, Note 19, "Commitments and Contingencies" of the Notes for a discussion of our contingencies, environmental and litigation reserves as of December 31, 2017.
Goodwill and Intangible Asset Valuation
Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. As of the date of our annual impairment test, performed as of October 1, the operations in each of the specific regions within our U.S., Canada, Europe and International segments are components based on the availability of discrete financial information and the regular review by segment management. Therefore, the components within each respective segment must be evaluated for aggregation to determine if the components have similar economic characteristics. As a result, in certain cases, we have aggregated business units, within an operating segment, into one reporting unit if the specific aggregation criteria under U.S. GAAP is met. Specifically, we have concluded that the components within the U.S., Canada and Europe segment each meet the criteria as having similar economic characteristics and therefore have aggregated these components into the U.S., Canada and Europe reporting units, respectively. Therefore, the U.S., Canada and Europe reporting units are consistent with our operating segments. However, for our India business, the reporting unit is one level below the International operating segment. Any change to the conclusion of our reporting units or the aggregation of components within our reporting units could result in a different outcome to our annual impairment test. As of the date of our annual impairment test, our significant indefinite-lived intangible assets included the Coors and Miller brand families in the U.S., the Coors Light distribution rights in Canada, and the Carling and Staropramen brands in Europe.
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
Our annual evaluation involves comparing each reporting unit's fair value to its respective carrying value, including goodwill. If the fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If a reporting unit's carrying value exceeds its fair value, we would recognize an impairment loss in an amount equal to the excess up to the total amount of goodwill allocated to that reporting unit.
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

Reporting Units and Goodwill
The fair value of the U.S., Europe and Canada reporting units were estimated at approximately 28%, 18% and 26% in excess of carrying value, respectively, as of the October 1, 2017, testing date. The U.S. reporting unit was not tested for impairment in the prior year, as the Acquisition was completed after our annual October 1st test date. In the current year testing, it was determined that the fair value of the U.S. reporting unit sufficiently exceeded its carrying value one year following the Acquisition. The excess of the fair value over the carrying value of the Europe reporting unit slightly improved from the prior year. The improvement in the current year was driven by positive volume and revenue growth throughout 2017, as well as the benefit of incremental cost savings and synergies, which positively impacted the forecasted future cash flows of the Europe reporting unit. The fair value of our Canada reporting unit declined slightly from the prior year, as the reporting unit continued to face challenging market dynamics during the year, including continued performance declines within the Molson and Coors Light core brands, resulting in a reduction of forecasted results in comparison to the prior year. These declines were slightly offset by incremental cost savings initiatives included in the current year forecast. The fair value of the India reporting unit slightly improved from the prior year, as the economic outlook for the reporting unit continues to improve.
Intangible Assets
The Coors and Miller indefinite-lived brands in the U.S. were recognized at their fair values upon completion of the Acquisition on October 11, 2016. Following the completion of our annual impairment testing as of October 1, 2017, the fair value of the Coors and Miller brand families were determined to be sufficiently in excess of their carrying values.
The fair value of the Coors Light brand distribution rights in Canada continues to be sufficiently in excess of its carrying value as of the testing date. During 2016, we recorded an aggregate impairment charge to the Molson core indefinite-lived brand asset of $495.2 million. The impairment charge was the result of a continued decline in performance of the Molson core brand asset throughout 2016, which drove a downward shift in management's forecast, along with a challenging market dynamic and competitive conditions that were not expected to subside in the near-term. At that time, we also reassessed the brand's indefinite-life classification and determined that the Molson core brands had characteristics that indicated a definite-life assignment was more appropriate, including prolonged weakness in consumer demand driven by increased economic and competitive pressures. Given these factors resulted in sustained declines in brand performance, and it was unclear when these ongoing pressures on the brands would subside, these brands were reclassified as definite-lived intangible assets as of October 1, 2016, and are being amortized over their remaining useful lives ranging from 30 to 50 years.
Our Europe indefinite-lived intangibles' fair values, including the Staropramen and Carling brands, continue to be sufficiently in excess of their respective carrying values as of the annual testing date. During 2015, we also recognized impairment charges on certain European indefinite-lived brands of $275.0 million. These brands were reclassified as definite-lived intangible assets as of September 30, 2015, and are being amortized over their remaining useful lives ranging from 30 to 50 years.
We utilized Level 3 fair value measurements in our impairment analysis of our indefinite-lived intangible brand assets, which utilizes an excess earnings approach to determine the fair values of the assets as of the testing date. The future cash flows used in the analysis are based on internal cash flow projections based on our long range plans and include significant assumptions by management as noted below. Separately, we assessed qualitative factors to determine whether it was more likely than not that the fair value of our water rights, an indefinite-lived intangible asset, was greater than its carrying amount and determined that a full quantitative analysis was not necessary.
Key Assumptions
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

Based on known facts and circumstances, we evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual assessment and incorporate into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses. For example, we considered the implications of the enactment of the 2017 Tax Act on our U.S. reporting unit and indefinite-lived brand valuations. The results of our preliminary analysis indicated that the implications are expected to be favorable, keeping all other assumptions constant.
In 2017, the discount rates used in developing our fair value estimates for each of our reporting units were 7.75%, 8.25% and 8.75% for our U.S, Canada and Europe reporting units, respectively. The rates used for our Canada and Europe reporting units did not significantly deviate from the discount rates used in our 2016 testing. The discount rate used for our U.S. reporting unit was based on the country-specific weighted average cost of capital ("WACC"), adjusted based on the current perceived risks impacting the business. In 2017, discount rates used for testing of indefinite-lived intangibles ranged from 7.50% to 9.50% considering the market or country specific risk premium for each geography in which our brands are based. The discount rates for the Coors and Miller brands in the U.S. were based on the country-specific WACC, adjusted, as appropriate, based on the relative perceived risk of each brand. The discount rates for the Carling and Staropramen brands in Europe remained largely consistent with those used in the prior year analysis. The discount rate for the Coors Light brand distribution rights in Canada, increased in 2017, primarily due to a slight increase to the unsystematic risk premium applied to the brand between testing dates.
While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future. For example, a 50 basis point increase in our discount rate assumptions, which is within a reasonable range of historical discount rate fluctuations between test dates, would have had the following effects on the fair value cushion in excess of carrying value for the U.S., Europe and Canada reporting units as of the October 1, 2017, test date:

	Impact to the fair value cushion as of October 1, 2017 - 50 basis points increase
	Cushion (as reported)	Cushion (post-sensitivity)
	% of fair value in excess of carrying value
Reporting units:
United States	28%	25%
Europe	18%	15%
Canada	26%	22%
Post sensitivity, the fair values of the U.S., Europe and Canada reporting units remain in excess of the their carrying values. The discount rate sensitivity holds all other assumptions and inputs constant.
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. Excluding the definite-lived intangible asset impairment charge associated with the triggering event that occurred in Bihar, India, which resulted in an impairment of tangible assets of $11.0 million and impairment of goodwill and definite-lived intangibles of $19.8 million in 2016, no such triggering events resulting in an impairment charge were identified in 2017, 2016 or 2015. See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Goodwill and Intangible Assets" of the Notes for further discussion.
As of December 31, 2017, the carrying values of goodwill and intangible assets were approximately $8.4 billion and $14.3 billion, respectively. If actual performance results differ significantly from our projections or we experience significant fluctuations in our other assumptions, a material impairment charge may occur in the future. See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Goodwill and Intangible Assets" of the Notes for further discussion and presentation of these amounts.
Income Taxes
Income taxes are accounted for in accordance with U.S. GAAP. Judgment is required in determining our consolidated provision for income taxes. In the ordinary course of our global business, there are many transactions for which the ultimate tax outcome is uncertain. Additionally, our income tax provision is based on calculations and assumptions that are subject to examination by many different tax authorities. See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Income Tax" of the Notes for further discussion on the implications of the 2017 Tax Act in the U.S. on our financial statements.
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
We provide for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the U.S., except for those earnings that we consider to be permanently reinvested. However, we will continue to assess the impact of the 2017 Tax Act on the tax consequences of future repatriations. For example, as discussed in Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Income Tax" of the Notes, we continue to evaluate our assertion with respect to any remaining outside basis differences as of December 31, 2017, as we have not finalized our analysis of the effects of all of the new provisions in the 2017 Tax Act, including the new tax on global intangible low-taxed income. Future sales of foreign subsidiaries are not exempt from capital gains tax in the U.S. under the 2017 Tax Act. We have no plans to dispose of any of our foreign subsidiaries and are not recording deferred taxes on outside basis differences in foreign subsidiaries for the sale of a foreign subsidiary.
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
New Accounting Pronouncements
New Accounting Pronouncements Not Yet Adopted
Leases
In February 2016, the FASB issued authoritative guidance intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The guidance should be applied under a modified retrospective transition approach. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance. This guidance will result in our existing operating leases, for certain real estate and equipment, to be recognized on our balance sheet. We will further analyze our lease arrangements as we complete our assessment and implementation of this new guidance.
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
We will adopt this guidance and related amendments as of January 1, 2018, applying the modified retrospective transition approach to all contracts. Based on our comprehensive assessment of the new guidance, including our evaluation of the five-step approach outlined within the guidance, we concluded that the adoption will not have a significant impact to our core revenue generating activities. However, the adoption will result in a change in presentation of certain cash payments made to customers as well as the timing of recognition of certain promotional discounts. Specifically, certain cash payments to customers were previously recorded within marketing, general and administrative expenses in the consolidated statements of operations. Upon the adoption of the new guidance, many of these cash payments will not meet the specific criteria within the new guidance of providing a “distinct” good or service, and therefore, will be required to be presented as a reduction of revenue. Based on foreign exchange rates as of December 31, 2017, we currently anticipate that the impact of this change will result in a reduction of revenue and marketing, general and administrative expenses by approximately $70 million to $90 million during the first year of adoption, primarily within our Canada segment, with no impact to net income. However, actual results may differ from these estimates. Furthermore, upon adoption of the new guidance, certain of our promotional discounts which are deemed variable consideration under the new guidance, will now be recognized at the time of the related shipment of product, which is earlier than recognized under historical guidance. We anticipate that this change in recognition timing will shift financial statement recognition primarily amongst quarters, however, do not anticipate that the full-year impact will be significant to our financial results. We also evaluated the requirements of the new guidance on our other revenue generating activities such as contract brewing and license arrangements, and concluded that no changes to our historical accounting treatment is required.
As a result of the cumulative impact of adopting the new guidance in the first quarter of 2018, we currently expect to record a net reduction to opening retained earnings of approximately $26 million to $30 million as of January 1, 2018, with an offsetting increase primarily within accounts payable and other current liabilities, and the related tax effects, related primarily to the accelerated recognition of certain promotional discounts. We are in the process of finalizing this transition adjustment calculation, which will be completed during the first quarter of 2018.
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
Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information gives effect to the Acquisition and the related financing as if they were completed on January 1, 2015, the first day of our 2015 fiscal year, and the pro forma adjustments are based on items that are factually supportable, are directly attributable to the Acquisition, and are expected to have a continuing impact on our results of operations. The unaudited pro forma financial information has been calculated after applying MCBC’s accounting policies and adjusting the results of MillerCoors to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2015, together with the consequential tax effects. Pro forma adjustments have been made to remove non-recurring transaction-related costs included in historical results as well as to reflect the incremental interest expense to be prospectively incurred on the debt and term loans issued to finance the Acquisition, in addition to other pro forma adjustments. See below table for significant non-recurring costs.

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

The unaudited pro forma financial information below does not reflect the realization of any expected ongoing synergies related to integration. Further, the unaudited pro forma financial information should not be considered indicative of the results that would have occurred if the Acquisition and related financing had been completed on January 1, 2015, nor are they indicative of future results. The MCBC historical amounts for fiscal years 2016 and 2015 have been revised to reflect the retrospective application of our change in accounting policy as discussed in Part II-Item 8 Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" of the Notes.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2016
(IN MILLIONS, EXCEPT PER SHARE DATA)

	MCBC Historical	MillerCoors Historical (1)	Pro Forma Adjustments	Note	Pro Forma Combined
Financial volume in hectoliters	46.912	55.750	(0.728)	(1)	101.934

Sales	$6,597.4	$6,987.2	$(39.5)	(1)	$13,545.1
Excise taxes	(1,712.4)	(861.8)	12.3	(1)	(2,561.9)
Net sales	4,885.0	6,125.4	(27.2)		10,983.2
Cost of goods sold	(2,987.5)	(3,457.4)	77.3	(2)	(6,367.6)
Gross profit	1,897.5	2,668.0	50.1		4,615.6
Marketing, general and administrative expenses	(1,589.8)	(1,413.2)	40.2	(3)	(2,962.8)
Special items, net	2,522.4	(85.6)	(2,965.0)	(4)	(528.2)
Equity income in MillerCoors	500.9	—	(500.9)		—
Operating income (loss)	3,331.0	1,169.2	(3,375.6)		1,124.6
Interest income (expense), net	(244.4)	(1.4)	(123.0)	(5)	(368.8)
Other income (expense), net	(29.7)	3.7	58.9	(6)	32.9
Income (loss) from continuing operations before income taxes	3,056.9	1,171.5	(3,439.7)		788.7
Income tax benefit (expense)	(1,055.2)	(3.3)	581.3	(7)	(477.2)
Net income (loss) from continuing operations	2,001.7	1,168.2	(2,858.4)		311.5
Income (loss) from discontinued operations, net of tax	(2.8)	—	—		(2.8)
Net income (loss) including noncontrolling interests	1,998.9	1,168.2	(2,858.4)		308.7
Net income (loss) attributable to noncontrolling interests	(5.9)	(11.0)	—		(16.9)
Net income (loss) attributable to MCBC	$1,993.0	$1,157.2	$(2,858.4)		$291.8

Net income (loss) per share attributable to MCBC from continuing operations:
Net income (loss) attributable to MCBC from continuing operations	$1,995.8	$1,157.2	$(2,858.4)		$294.6
Basic	$9.41				$1.37
Diluted	$9.35				$1.36
Weighted-average shares—basic	212.0		2.7	(8)	214.7
Weighted-average shares—diluted	213.4		2.7	(8)	216.1

(1)	Represents MillerCoors' activity for the pre-Acquisition periods of January 1, 2016, through October 10, 2016.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2015
(IN MILLIONS, EXCEPT PER SHARE DATA)

	MCBC Historical	MillerCoors Historical	Pro Forma Adjustments	Note	Pro Forma Combined
Financial volume in hectoliters	33.746	71.220	(0.954)	(1)	104.012

Sales	$5,127.4	$8,822.2	$(54.9)	(1)	$13,894.7
Excise taxes	(1,559.9)	(1,096.7)	—		(2,656.6)
Net sales	3,567.5	7,725.5	(54.9)		11,238.1
Cost of goods sold	(2,131.6)	(4,547.5)	(23.3)	(2)	(6,702.4)
Gross profit	1,435.9	3,178.0	(78.2)		4,535.7
Marketing, general and administrative expenses	(1,038.3)	(1,828.7)	(57.5)	(3)	(2,924.5)
Special items, net	(346.7)	(110.1)	—		(456.8)
Equity income in MillerCoors	516.3	—	(516.3)		—
Operating income (loss)	567.2	1,239.2	(652.0)		1,154.4
Interest income (expense), net	(112.0)	(1.6)	(250.8)	(5)	(364.4)
Other income (expense), net	0.9	5.7	6.9	(6)	13.5
Income (loss) from continuing operations before income taxes	456.1	1,243.3	(895.9)		803.5
Income tax benefit (expense)	(61.5)	(4.7)	(134.9)	(7)	(201.1)
Net income (loss) from continuing operations	394.6	1,238.6	(1,030.8)		602.4
Income (loss) from discontinued operations, net of tax	3.9	—	—		3.9
Net income (loss) including noncontrolling interests	398.5	1,238.6	(1,030.8)		606.3
Net income (loss) attributable to noncontrolling interests	(3.3)	(20.8)	—		(24.1)
Net income (loss) attributable to MCBC	$395.2	$1,217.8	$(1,030.8)		$582.2

Net income (loss) per share attributable to MCBC from continuing operations:
Net income (loss) attributable to MCBC from continuing operations	$391.3	$1,217.8	$(1,030.8)		$578.3
Basic	$2.11				$2.69
Diluted	$2.10				$2.67
Weighted-average shares—basic	185.3		29.9	(8)	215.2
Weighted-average shares—diluted	186.4		29.9	(8)	216.3

(1)	Sales

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

(1)
Reflects the net gain of approximately $3.0 billion recorded within special items, net, during the fourth quarter of 2016, representing the excess of the approximate $6.1 billion estimated fair value of our pre-existing 42% equity interest in MillerCoors over its estimated transaction date carrying value of approximately $2.7 billion, as well as the reclassification of the loss related to MCBC's historical AOCI on our 42% interest in MillerCoors of $458.3 million. Refer to Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Acquisition and Investments" of the Notes for further details regarding the inputs used to determine revaluation.

(5)	Interest Income (Expense)

Represents the pro forma adjustments for the incremental interest expense, including the amortization of debt issuance costs, as if the Acquisition and related financing had occurred on January 1, 2015. The Acquisition was funded through cash on hand, including proceeds received from our February 3, 2016, equity issuance, the issuance of debt on July 7, 2016, as well as borrowings on our term loan, which occurred concurrent with the close of the Acquisition. We incurred costs related to the issuance of debt, committed financing we had in place prior to the completion of the Acquisition and earned interest income on the cash proceeds from the equity issuance and debt issuance prior to the completion of the Acquisition. We have therefore removed these amounts for pro forma purposes as they would not have been incurred or earned had the Acquisition and related financing been completed on January 1, 2015. Additionally, we incurred losses on the swaption derivative instruments that we entered into to economically hedge a portion of our long-term debt issuance with which we partially funded the Acquisition. These swaptions were not designated in hedge accounting relationships as the hedges were entered into in association with the Acquisition and, accordingly, all mark-to-market fair value adjustments were reflected within interest expense. As the losses on the swaptions are non-recurring and do not have a continuing impact on the business, we have removed them from our pro forma financial information. The debt issued on July 7, 2016, consists of fixed rate notes. The term loans, which had monthly interest at the rate of 1.50% plus one-month LIBOR, were fully repaid as of July 19, 2017.

	For the years ended
	December 31, 2016	December 31, 2015
	(In millions)
Term loan interest expense adjustments	$52.7	$46.5
Interest expense adjustments from debt issued on July 7, 2016	204.1	204.4
Historical net interest on other items discussed above	(133.8)	(0.1)
Total pro forma adjustment to interest expense	$123.0	$250.8

(6)	Other Income (Expense)

Represents the elimination of historical financing costs that do not have a continuing impact related to the bridge loan and other derivative and foreign exchange net gains recorded on cash received from the debt issued on July 7, 2016, which have been included in the historical financial statements within other income (expense).

	For the years ended
	December 31, 2016	December 31, 2015
	(In millions)
Historical financing costs on the bridge loan	$63.4	$6.9
Historical derivative and foreign exchange net gains related to debt issued on July 7, 2016	(4.5)	—
Total pro forma adjustment to other income (expense)	$58.9	$6.9

(7)	Income Tax Benefit (Expense)

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

Details of market-risk sensitive debt, derivative and other financial instruments are included in the table below. Notional amounts and fair values are presented in USD based on the applicable exchange rate as of December 31, 2017. See Part II—Item 8 Financial Statements and Supplementary Data, Note 12, "Debt" and Note 17, "Derivative Instruments and Hedging Activities" of the Notes for further discussion.

	Notional amounts by expected maturity date							December 31, 2017
	Year end
	2018	2019	2020	2021	2022	Thereafter	Total	Fair value Asset/ (Liability)
	(In millions)
Long-term debt:
CAD 400 million 2.25% notes due 2018	$318.2	$—	$—	$—	$—	$—	$318.2	$(320.8)
CAD 500 million 2.75% notes due 2020	$—	$—	$397.7	$—	$—	$—	$397.7	$(402.5)
CAD 500 million 2.84% notes due 2023	$—	$—	$—	$—	$—	$397.7	$397.7	$(396.8)
CAD 500 million 3.44% notes due 2026	$—	$—	$—	$—	$—	$397.7	$397.7	$(396.6)
$500 million 1.45% notes due 2019	$—	$500.0	$—	$—	$—	$—	$500.0	$(496.9)
$500 million 1.90% notes due 2019	$—	$500.0	$—	$—	$—	$—	$500.0	$(500.7)
$500 million 2.25% notes due 2020	$—	$—	$500.0	$—	$—	$—	$500.0	$(502.3)
$1.0 billion 2.10% notes due 2021	$—	$—	$—	$1,000.0	$—	$—	$1,000.0	$(987.5)
$500 million 3.5% notes due 2022	$—	$—	$—	$—	$500.0	$—	$500.0	$(514.3)
$2.0 billion 3.0% notes due 2026	$—	$—	$—	$—	$—	$2,000.0	$2,000.0	$(1,986.4)
$1.1 billion 5.0% notes due 2042	$—	$—	$—	$—	$—	$1,100.0	$1,100.0	$(1,246.2)
$1.8 billion 4.2% notes due 2046	$—	$—	$—	$—	$—	$1,800.0	$1,800.0	$(1,874.4)
EUR 500 million notes due 2019	$—	$600.3	$—	$—	$—	$—	$600.3	$(601.9)
EUR 800 million 1.25% notes due 2024	$—	$—	$—	$—	$—	$960.4	$960.4	$(975.7)
Foreign currency management:
Forwards	$160.8	$115.2	$50.4	$—	$—	$—	$326.4	$(10.9)
Commodity pricing management:
Swaps	$411.2	$228.7	$116.8	$8.3	$—	$—	$765.0	$122.8
Options	$30.6	$—	$—	$—	$—	$—	$30.6	$—
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
The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolio:

	As of
	December 31, 2017	December 31, 2016
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(36.5)	$(35.1)
Foreign currency denominated debt	$(310.0)	$(223.6)
Interest rate risk:
Debt	$(311.9)	$(319.3)
Commodity price risk:
Commodity swaps	$(43.5)	$(66.8)
Commodity options	$—	$—
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ materially from the results presented in the table above.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements	Page
Consolidated Financial Statements:
Management's Report	79
Report of Independent Registered Public Accounting Firm	80
Consolidated Statements of Operations for the years ended December 31, 2017, December 31, 2016, and December 31, 2015	82
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, December 31, 2016, and December 31, 2015	83
Consolidated Balance Sheets at December 31, 2017, and December 31, 2016	84
Consolidated Statements of Cash Flows for the years ended December 31, 2017, December 31, 2016, and December 31, 2015	85
Consolidated Statements of Stockholders' Equity and Noncontrolling Interests for the years ended December 31, 2017, December 31, 2016, and December 31, 2015	87
Notes to Consolidated Financial Statements	88
Note 1, "Basis of Presentation and Summary of Significant Accounting Policies"	88
Note 2, "New Accounting Pronouncements"	96
Note 3, "Segment Reporting"	97
Note 4, "Acquisition and Investments"	102
Note 5, "Other Income and Expense"	111
Note 6, "Income Tax"	111
Note 7, "Special Items"	117
Note 8, "Stockholders' Equity"	120
Note 9, "Earnings Per Share"	122
Note 10, "Properties"	123
Note 11, "Goodwill and Intangible Assets"	124
Note 12, "Debt"	128
Note 13, "Inventories"	132
Note 14, "Share-Based Payments"	132
Note 15, "Accumulated Other Comprehensive Income (Loss)"	136
Note 16, "Employee Retirement Plans and Postretirement Benefits"	137
Note 17, "Derivative Instruments and Hedging Activities"	147
Note 18, "Accounts Payable and Other Current Liabilities"	155
Note 19, "Commitments and Contingencies"	155
Note 20, "Supplemental Guarantor Information"	160
Note 21, "Quarterly Financial Information (Unaudited)"	170

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based upon its assessment, management concluded that, as of December 31, 2017, the Company's internal control over financial reporting was effective.
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

/s/ MARK R. HUNTER	/s/ TRACEY I. JOUBERT
Mark R. Hunter	Tracey I. Joubert
President & Chief Executive Officer	Chief Financial Officer
Molson Coors Brewing Company	Molson Coors Brewing Company
February 14, 2018	February 14, 2018

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Molson Coors Brewing Company:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Molson Coors Brewing Company and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, of comprehensive income (loss), of cash flows, and of stockholders’ equity and noncontrolling interests for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of calculating the market-related value of pension plan assets used to determine net periodic pension cost in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
February 14, 2018

We have served as the Company's auditor since 1974.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Sales	$13,471.5	$6,597.4	$5,127.4
Excise taxes	(2,468.7)	(1,712.4)	(1,559.9)
Net sales	11,002.8	4,885.0	3,567.5
Cost of goods sold	(6,217.2)	(2,987.5)	(2,131.6)
Gross profit	4,785.6	1,897.5	1,435.9
Marketing, general and administrative expenses	(3,032.4)	(1,589.8)	(1,038.3)
Special items, net	(28.1)	2,522.4	(346.7)
Equity income in MillerCoors	—	500.9	516.3
Operating income (loss)	1,725.1	3,331.0	567.2
Other income (expense), net
Interest expense	(349.3)	(271.6)	(120.3)
Interest income	6.0	27.2	8.3
Other income (expense), net	(0.1)	(29.7)	0.9
Total other income (expense), net	(343.4)	(274.1)	(111.1)
Income (loss) from continuing operations before income taxes	1,381.7	3,056.9	456.1
Income tax benefit (expense)	53.2	(1,055.2)	(61.5)
Net income (loss) from continuing operations	1,434.9	2,001.7	394.6
Income (loss) from discontinued operations, net of tax	1.5	(2.8)	3.9
Net income (loss) including noncontrolling interests	1,436.4	1,998.9	398.5
Net (income) loss attributable to noncontrolling interests	(22.2)	(5.9)	(3.3)
Net income (loss) attributable to Molson Coors Brewing Company	$1,414.2	$1,993.0	$395.2
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$6.56	$9.41	$2.11
From discontinued operations	0.01	(0.01)	0.02
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$6.57	$9.40	$2.13
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$6.52	$9.35	$2.10
From discontinued operations	0.01	(0.01)	0.02
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$6.53	$9.34	$2.12
Weighted-average shares—basic	215.4	212.0	185.3
Weighted-average shares—diluted	216.5	213.4	186.4
Amounts attributable to Molson Coors Brewing Company
Net income (loss) from continuing operations	$1,412.7	$1,995.8	$391.3
Income (loss) from discontinued operations, net of tax	1.5	(2.8)	3.9
Net income (loss) attributable to Molson Coors Brewing Company	$1,414.2	$1,993.0	$395.2
See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Net income (loss) including noncontrolling interests	$1,436.4	$1,998.9	$398.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	686.7	(234.4)	(918.4)
Unrealized gain (loss) on derivative and non-derivative financial instruments	(133.4)	9.7	20.9
Reclassification of derivative (gain) loss to income	1.3	(3.0)	(5.4)
Pension and other postretirement benefit adjustments	145.7	53.8	19.3
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	3.6	22.8	16.1
Reclassification of historical share of MillerCoors' AOCI loss	—	258.2	—
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	10.4	22.3	34.3
Total other comprehensive income (loss), net of tax	714.3	129.4	(833.2)
Comprehensive income (loss)	2,150.7	2,128.3	(434.7)
Comprehensive (income) loss attributable to noncontrolling interests	(24.7)	(3.0)	(2.3)
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$2,126.0	$2,125.3	$(437.0)
See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (IN MILLIONS)

	As of
	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$418.6	$560.9
Accounts and other receivables:
Trade, less allowance for doubtful accounts of $17.2 and $10.7, respectively	728.3	654.4
Affiliate receivables	5.5	15.1
Other receivables, less allowance for doubtful accounts of $0.5 and $0.6, respectively	168.2	135.8
Inventories, less allowance for obsolete inventories of $8.1 and $3.3, respectively	591.5	592.7
Other current assets, net	277.6	210.7
Total current assets	2,189.7	2,169.6
Properties, less accumulated depreciation of $2,096.6 and $1,499.3, respectively	4,673.7	4,507.4
Goodwill	8,405.5	8,250.1
Other intangibles, less accumulated amortization of $662.3 and $404.0, respectively	14,296.5	14,031.9
Other assets	681.5	382.5
Total assets	$30,246.9	$29,341.5
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities (includes affiliate payable amounts of $0.4 and $2.1, respectively)	$2,679.6	$2,467.7
Current portion of long-term debt and short-term borrowings	714.8	684.8
Discontinued operations	4.9	5.0
Total current liabilities	3,399.3	3,157.5
Long-term debt	10,598.7	11,387.7
Pension and postretirement benefits	848.5	1,196.0
Deferred tax liabilities	1,648.6	1,699.0
Other liabilities	304.4	267.0
Discontinued operations	12.4	12.6
Total liabilities	16,811.9	17,719.8
Commitments and contingencies (Note 19 )
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value per share (authorized: 500.0 shares; issued: 204.7 shares and 203.7 shares, respectively)	2.0	2.0
Class A exchangeable shares, no par value (issued and outstanding: 2.9 shares and 2.9 shares, respectively)	107.7	108.1
Class B exchangeable shares, no par value (issued and outstanding: 14.7 shares and 15.2 shares, respectively)	553.2	571.2
Paid-in capital	6,688.5	6,635.3
Retained earnings	7,206.1	6,145.3
Accumulated other comprehensive income (loss)	(860.0)	(1,571.8)
Class B common stock held in treasury at cost (9.5 shares and 9.5 shares, respectively)	(471.4)	(471.4)
Total Molson Coors Brewing Company stockholders' equity	13,226.1	11,418.7
Noncontrolling interests	208.9	203.0
Total equity	13,435.0	11,621.7
Total liabilities and equity	$30,246.9	$29,341.5
See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (IN MILLIONS)

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$1,436.4	$1,998.9	$398.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Revaluation gain on previously held 42% equity interest in MillerCoors and AOCI reclassification	—	(2,965.0)	—
Inventory step-up in cost of goods sold	—	82.0	—
Depreciation and amortization	812.8	388.4	314.4
Amortization of debt issuance costs and discounts	23.2	66.5	11.1
Share-based compensation	58.3	29.9	18.4
(Gain) loss on sale or impairment of properties and other assets, net	(0.4)	396.0	274.7
Equity income in MillerCoors	—	(488.6)	(516.3)
Distributions from MillerCoors	—	488.6	516.3
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	(122.8)	(23.5)	16.7
Income tax (benefit) expense	(53.2)	1,055.2	61.5
Income tax (paid) received	86.0	(165.0)	(134.1)
Interest expense, excluding interest amortization	338.8	262.3	116.1
Interest paid	(350.3)	(162.5)	(98.9)
Pension expense (benefit)	(67.8)	(11.6)	(30.1)
Pension contributions paid	(310.0)	(12.1)	(256.1)
Change in current assets and liabilities (net of impact of business combinations) and other:
Receivables	(7.2)	65.6	60.8
Inventories	21.3	(23.2)	10.9
Payables and other current liabilities	31.0	144.9	(111.0)
Other assets and other liabilities	(28.3)	(2.7)	66.9
(Gain) loss from discontinued operations	(1.5)	2.8	(3.9)
Net cash provided by operating activities	1,866.3	1,126.9	715.9
Cash flows from investing activities:
Additions to properties	(599.6)	(341.8)	(275.0)
Proceeds from sales of properties and other assets	60.5	174.5	11.8
Acquisition of businesses, net of cash acquired	—	(11,961.0)	(91.2)
Investment in MillerCoors	—	(1,253.7)	(1,442.7)
Return of capital from MillerCoors	—	1,086.9	1,441.1
Other	0.9	8.5	21.3
Net cash used in investing activities	(538.2)	(12,286.6)	(334.7)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (IN MILLIONS)

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	2,525.6	—
Exercise of stock options under equity compensation plans	4.0	11.2	34.6
Dividends paid	(353.4)	(352.9)	(303.4)
Payments for purchase of treasury stock	—	—	(150.1)
Payments on debt and borrowings	(3,000.1)	(223.9)	(701.4)
Proceeds on debt and borrowings	1,536.0	9,460.6	703.3
Debt issuance costs	(7.0)	(60.7)	(61.8)
Net proceeds from (payments on) revolving credit facilities and commercial paper	374.3	(1.1)	3.9
Change in overdraft balances and other	(50.2)	(40.9)	(56.6)
Net cash provided by (used in) financing activities	(1,496.4)	11,317.9	(531.5)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(168.3)	158.2	(150.3)
Effect of foreign exchange rate changes on cash and cash equivalents	26.0	(28.2)	(43.4)
Balance at beginning of year	560.9	430.9	624.6
Balance at end of year	$418.6	$560.9	$430.9
See notes to consolidated financial statements. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for supplementary cash flow data.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS (IN MILLIONS)

		MCBC Stockholders' Equity
		Common stock		Exchangeable				Accumulated other	Common Stock held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
Balance at December 31, 2014	$7,886.1	$—	$1.7	$108.5	$661.5	$3,871.2	$4,413.4	$(871.9)	$(321.1)	$22.8
Exchange of shares	—	—	—	(0.3)	(58.5)	58.8	—	—	—	—
Shares issued under equity compensation plan	48.9	—	—	—	—	48.9	—	—	—	—
Amortization of share-based compensation	21.2	—	—	—	—	21.2	—	—	—	—
Purchase of noncontrolling interest	(0.3)	—	—	—	—	0.3	—	—	—	(0.6)
Net income (loss) including noncontrolling interests	398.5	—	—	—	—	—	395.2	—	—	3.3
Other comprehensive income (loss), net of tax	(833.2)	—	—	—	—	—	—	(832.2)	—	(1.0)
Repurchase of common stock	(150.3)	—	—	—	—	—	—	—	(150.3)	—
Dividends declared and paid	(307.8)	—	—	—	—	—	(303.4)	—	—	(4.4)
Balance at December 31, 2015	$7,063.1	$—	$1.7	$108.2	$603.0	$4,000.4	$4,505.2	$(1,704.1)	$(471.4)	$20.1
Exchange of shares	—	—	—	(0.1)	(31.8)	31.9	—	—	—	—
Shares issued under equity compensation plan	(1.1)	—	—	—	—	(1.1)	—	—	—	—
Amortization of share-based compensation	32.3	—	—	—	—	32.3	—	—	—	—
Replacement share-based awards issued in conjunction with Acquisition	46.4	—	—	—	—	46.4	—	—	—	—
Acquisition of businesses	186.3	—	—	—	—	—	—	—	—	186.3
Purchase of noncontrolling interest	(0.1)	—	—	—	—	0.1	—	—	—	(0.2)
Net income (loss) including noncontrolling interests	1,998.9	—	—	—	—	—	1,993.0	—	—	5.9
Other comprehensive income (loss), net of tax	129.4	—	—	—	—	—	—	132.3	—	(2.9)
Issuance of common stock	2,525.6	—	0.3	—	—	2,525.3	—	—	—	—
Dividends declared and paid	(359.1)	—	—	—	—	—	(352.9)	—	—	(6.2)
Balance at December 31, 2016	$11,621.7	$—	$2.0	$108.1	$571.2	$6,635.3	$6,145.3	$(1,571.8)	$(471.4)	$203.0
Exchange of shares	—	—	—	(0.4)	(18.0)	18.4	—	—	—	—
Shares issued under equity compensation plan	(22.9)	—	—	—	—	(22.9)	—	—	—	—
Amortization of share-based compensation	57.3	—	—	—	—	57.3	—	—	—	—
Acquisition of business and purchase of noncontrolling interest	1.8	—	—	—	—	0.4	—	—	—	1.4
Net income (loss) including noncontrolling interests	1,436.4	—	—	—	—	—	1,414.2	—	—	22.2
Other comprehensive income (loss), net of tax	714.3	—	—	—	—	—	—	711.8	—	2.5
Dividends declared and paid	(373.6)	—	—	—	—	—	(353.4)	—	—	(20.2)
Balance at December 31, 2017	$13,435.0	$—	$2.0	$107.7	$553.2	$6,688.5	$7,206.1	$(860.0)	$(471.4)	$208.9
See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments and Corporate. Our reporting segments include: MillerCoors LLC ("MillerCoors" or U.S. segment), operating in the U.S.; Molson Coors Canada ("MCC" or Canada segment), operating in Canada; Molson Coors Europe (Europe segment), operating in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, Republic of Ireland, Romania, Serbia, the U.K. and various other European countries; and Molson Coors International ("MCI" or International segment), operating in various other countries.
Unless otherwise indicated, comparisons are to comparable prior periods, and 2017, 2016 and 2015 refers to the 12 months ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively. On October 11, 2016, we completed the acquisition of SABMiller plc's ("SABMiller") 58% economic interest and 50% voting interest in MillerCoors and all trademarks, contracts and other assets primarily related to the "Miller International Business," as defined in the purchase agreement, outside of the U.S. and Puerto Rico (the "Acquisition") from Anheuser-Busch InBev SA/NV ("ABI"), and MillerCoors, previously a joint venture between MCBC and SABMiller, became a wholly-owned subsidiary of MCBC. Accordingly, for periods prior to October 11, 2016, our 42% economic ownership interest in MillerCoors was accounted for under the equity method of accounting, and, therefore, its results of operations were reported as equity income in MillerCoors in the consolidated statements of operations, and our 42% share of MillerCoors' net assets was reported as investment in MillerCoors in the consolidated balance sheets. Beginning October 11, 2016, MillerCoors was fully consolidated and continues to be reported as our U.S. segment. See Note 4, "Acquisition and Investments" for further discussion.
Our consolidated historical financial statements have been revised to reflect the retrospective application of our change in accounting policy for recognizing certain components of net periodic pension and postretirement benefit cost as further discussed below.
Unless otherwise indicated, information in this report is presented in USD and comparisons are to comparable prior periods. Our primary operating currencies, other than USD, include the CAD, the GBP, and our Central European operating currencies such as the EUR, CZK, HRK and RSD.
Principles of Consolidation
Our consolidated financial statements include our accounts and our majority-owned and controlled domestic and foreign subsidiaries, as well as certain VIEs for which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.
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
In addition to supplying our own brands, certain countries within our Europe segment sell other beverage companies' products to on-premise customers to provide them with a full range of products for their retail outlets. We refer to this as the "factored brand business." Sales from this business are included in our net sales and cost of goods sold when ultimately sold. In the factored brand business, we normally purchase inventory, which includes excise taxes charged by the vendor, take orders from customers for such brands, and invoice customers for the product and related costs of delivery. In accordance with guidance pertaining to reporting revenue gross as a principal versus net as an agent, sales under the factored brand business are reported on a gross basis.
Payments made to customers are conditional on the achievement of volume targets, marketing commitments, or both. If paid in advance, we record such payments as prepayments and amortize them in the consolidated statements of operations over the relevant period to which the customer commitment is made (generally up to five years). Where there is no sufficiently separate identifiable benefit, and the payment is linked to volumes, or fair value cannot be established, the amortization of the prepayment or the cost as incurred is included in sales discounts as a reduction to sales and where there are specific marketing activities/commitments, the cost is included as marketing, general and administrative expenses. The amounts capitalized are reassessed regularly for recoverability over the contract period and are impaired where there is objective evidence that the benefits will not be realized or the asset is otherwise not recoverable.
Subsequent to the period covered by these financial statements, our accounting policies for revenue recognition will be updated in the first quarter of 2018, upon adoption of the FASB's new revenue recognition standard. See Note 2, "New Accounting Pronouncements" for additional information.
Excise Taxes
Excise taxes remitted to tax authorities are government-imposed excise taxes on beer shipments. Excise taxes on beer shipments are shown in a separate line item in the consolidated statements of operations as a reduction of sales. Excise taxes are recognized as a current liability within accounts payable and other current liabilities on the consolidated balance sheets, with the liability subsequently reduced when the taxes are remitted to the tax authority.
Cost of Goods Sold
Our cost of goods sold includes costs we incur to make and ship beer and other malt beverages. These costs include brewing materials, such as barley, hops and various grains. Packaging materials, such as glass bottles, aluminum cans, cardboard and paperboard are also included in our cost of goods sold. Additionally, our cost of goods sold include both direct and indirect labor, shipping and handling including freight costs, utilities, maintenance costs, warehousing costs, purchasing and receiving costs, depreciation, promotional packaging, other manufacturing overheads and costs to purchase factored and other non-owned brands from suppliers, as well as the estimated cost to facilitate product returns.
Marketing, General and Administrative Expenses
Our marketing, general and administrative expenses include media advertising (television, radio, digital, print), tactical advertising (signs, banners, point-of-sale materials) and promotion costs on both local and national levels within our operating segments. The creative portion of our advertising activities is expensed as incurred. Production costs of advertising and promotional materials are expensed when the advertising is first run. Marketing, general and administrative expenses also include acquisition and integration costs of $70.6 million, $108.4 million and $6.9 million for 2017, 2016 and 2015, respectively, associated with the Acquisition.
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
Equity Income in MillerCoors
On October 11, 2016, following the close of the Acquisition, MillerCoors became a wholly-owned subsidiary of MCBC and as a result, MCBC owns 100% of the outstanding equity and voting interests of MillerCoors. Prior to October 11, 2016, MCBC's equity income in MillerCoors represented our proportionate share for the period of the net income of our investment in MillerCoors accounted for under the equity method. This amount reflected adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between cost and underlying equity in net assets upon the formation of MillerCoors.
Interest Expense, net
Our interest costs are associated with borrowings to finance our operations and acquisitions. Interest earned on our cash and cash equivalents across our business is recorded as interest income. Changes in estimates (if any) to mandatorily redeemable noncontrolling interest liabilities, which are presented within other non-current liabilities on the consolidated balance sheet, are also recognized within interest expense.
We capitalize interest cost as a part of the original cost of acquiring certain fixed assets if the cost of the capital expenditure and the expected time to complete the project are considered significant.
Other Income (Expense)
Our other income (expense) classification primarily includes gains and losses associated with activities not directly related to brewing and selling beer and other malt beverages. For instance, aggregate unrealized and realized foreign exchange gains and losses resulting from remeasurement and settlement of foreign-denominated monetary assets and liabilities, as well as certain gains or losses on sales of non-operating assets are classified in this line item. These gains and losses are reported in the operating segment in which they occur; however, foreign exchange gains and losses on intercompany balances related to financing and other treasury-related activities are reported within the Corporate segment. The initial recording of foreign-denominated transactions are classified based on the nature of the transaction, with the unrealized or realized foreign exchange gains or losses resulting from the subsequent remeasurement of the monetary asset or liability, and its ultimate settlement, classified in other income (expense). Other income (expense) also includes costs incurred on the bridge loan associated with the Acquisition.
Income Taxes
Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets, liabilities, and certain unrecognized gains and losses recorded in accumulated other comprehensive income (loss). We apply the intraperiod tax allocation rules to allocate our provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations and other comprehensive income (loss) when we meet the criteria prescribed by U.S. GAAP.
We provide for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the U.S., except for those earnings that we consider to be permanently reinvested. However, we will continue to assess the impact of the 2017 Tax Act, as defined in Note 6, "Income Tax", on the tax consequences of future repatriations. For example, as discussed in Note 6, "Income Tax", we continue to evaluate our assertion with respect to any remaining outside basis differences as of December 31, 2017, as we have not finalized our analysis of the effects of all of the new provisions in the 2017 Tax Act, including the new tax on global intangible low-taxed income. Future sales of foreign subsidiaries are not exempt from capital gains tax in the U.S. under the 2017 Tax Act. We have no plans to dispose of any of our foreign subsidiaries and are not recording deferred taxes on outside basis differences in foreign subsidiaries for the sale of a foreign subsidiary.
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
Other Comprehensive Income (Loss)
OCI represents income and losses for the reporting period, including the related tax impacts, which are excluded from net income (loss) and recognized directly within AOCI as a component of equity. OCI also includes amounts reclassified to income during the reporting period that were previously recognized within AOCI. Amounts remaining within AOCI are expected to be reclassified out of AOCI in the future, at which point they will be recognized within the consolidated statement of operations as a component of net income (loss). We recognize OCI related to the translation of assets and liabilities of our foreign subsidiaries which are denominated in currencies other than USD, unrealized gains and losses on the effective portion of our derivatives designated in cash flow and net investment hedging relationships, actuarial gains and losses and prior service costs related to our pension and other post-retirement benefit plans, as well as our proportionate share of our equity method investments' OCI. Additionally, we do not have the expectation or intent to cash settle certain of our intercompany note receivable and note payable positions in the foreseeable future; therefore, the remeasurement of these instruments is recorded as a component of foreign currency translation adjustments within OCI.
Cash and Cash Equivalents
Cash consists of cash on hand and bank deposits. Cash equivalents represent highly liquid investments with original maturities of three months or less. Our cash deposits may be redeemed upon demand and are maintained with multiple, reputable financial institutions.
Supplementary cash flow includes non-cash issuances of share-based awards. We also have non-cash investing activities related to movements in our guarantee of indebtedness of certain equity method investments, and capital expenditures incurred but not yet paid. These non-cash capital expenditures are excluded from our statement of cash flows and were $210.3 million, $177.4 million and $59.8 million, for 2017, 2016 and 2015, respectively. Separately, during 2017, we had aggregate non-cash activity of $55.2 million related to the acquisition of a business as well as the recognition of a capital lease. In 2016, total Acquisition consideration includes non-cash investing activity related to the issuance of replacement share-based compensation awards, as well as the elimination of a net payable owed by MCBC to MillerCoors. During 2015 we had non-cash investing activity of $15.1 million related to the receipt of a note upon the sale of our U.K. malting facility. There was no other significant non-cash activity in 2017, 2016 and 2015 other than mentioned above. See Note 14, "Share-Based Payments", Note 4, "Acquisition and Investments" and Note 11, "Goodwill and Intangible Assets" for further discussion.
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
In the U.K., loans are extended to a portion of the retail outlets that sell our brands. At December 31, 2017, and December 31, 2016, total loans outstanding, net of allowances, were $25.3 million and $21.9 million, respectively, and are classified as either current or non-current notes receivable in our consolidated balance sheets. An allowance for credit losses is maintained to provide for loan losses deemed to be probable related to specifically identified loans and for losses in the loan portfolio that have been incurred at the balance sheet date. We establish our allowance through a provision for loan losses charged against earnings and recorded in marketing, general and administrative expenses. Loan balances that are written off are recorded against the allowance as a write-off. Activity within the allowance for credit losses was immaterial for fiscal years 2017, 2016 and 2015.

Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out ("FIFO") method. We regularly assess the shelf-life of our inventories and reserve for those inventories when it becomes apparent the product will not be sold within our freshness specifications.
Other current assets
Other current assets include prepaid assets, maintenance and operating supplies, promotion materials and derivative assets that are expected to be recognized or realized within the next 12 months. Maintenance and operating supplies include our inventories of spare parts, which are kept on hand for repairs and maintenance of machinery and equipment. The majority of spare parts within our business include motors, fillers and other components that are required to maintain a normal level of production in the event that expected maintenance and/or repairs are required. These parts are inventoried within current assets as they are reasonably expected to be used during the normal operating cycle of the business and are reserved for excess and obsolescence, as appropriate. The allowance for obsolete supplies was $7.4 million and $5.5 million at December 31, 2017, and December 31, 2016, respectively.
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
Returnable containers are recorded at acquisition cost and consist of returnable bottles, kegs, pallets and crates that are both in our direct control within our breweries, warehouses and distribution facilities and those that we indirectly control in the market through our agreements with our customers and other brewers and for which a deposit is received. The deposits received on our returnable containers in the market are recorded as deposit liabilities, included as current liabilities within accounts payable and other current liabilities in the consolidated balance sheets. We estimate that the loss, breakage and deterioration of our returnable containers is comparable to the depreciation calculated on an estimated useful life of up to 4 years for bottles, 5 years for pallets, 7 years for crates, and 15 years for returnable kegs. We also own and maintain other equipment in the market related to delivery of our products to end consumers, for example on-premise dispense equipment and refrigeration units. This equipment is recorded at acquisition cost and depreciated over lives of up to 7 years, depending on the market, reflecting the use of the equipment, as well as the loss and deterioration of the asset.
The costs of acquiring or developing internal-use computer software, including directly-related payroll costs for internal resources, are capitalized and classified within properties. Software maintenance and training costs are expensed in the period incurred.
Properties held under capital lease are depreciated using the straight-line method over the estimated useful life or the lease term, whichever is shorter, and the related depreciation is included in depreciation expense. Capital lease assets for which ownership is transferred at the end of the lease, or there is a bargain purchase option, are amortized over the useful life that would be assigned if the asset were owned.
Goodwill and Other Intangible Assets
Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. As of the date of our annual impairment test, performed as of October 1, the operations in each of the specific regions within our U.S., Canada, Europe and International segments are considered components based on the availability of discrete financial information and the regular review by segment management. We have concluded that the components within the U.S., Canada and Europe segments each meet the criteria as having similar economic characteristics and therefore have aggregated these components into the U.S., Canada and Europe reporting units, respectively. Additionally, we determined that the components within our International segment do not meet the criteria for aggregation with the exception of the operations of our India businesses, which constitute a separate reporting unit. As required, we evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment at the reporting unit level at least annually or when an interim triggering event occurs that would indicate that impairment may have taken place. Our annual test is performed as of the first day of our fiscal fourth quarter. We continuously monitor the performance of our other definite-lived intangible assets and evaluate for impairment when evidence exists that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in such impairment evaluations. Definite-lived intangible assets are stated at cost less accumulated amortization. Amortization is recorded using the straight-line method over the estimated lives of the assets as this approximates the pattern in which the assets economic benefits are consumed.
Equity Method Investments
We apply the equity method of accounting to 20% to 50% owned investments where we exercise significant influence or VIEs for which we are not the primary beneficiary. We use the cumulative earnings approach for determining cash flow presentation of cash distributions received from equity method investees. Distributions received are included in our consolidated statements of cash flows as operating activities, unless the cumulative distributions exceed our portion of the cumulative equity in the net earnings of the equity method investment, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in our consolidated statements of cash flows. Equity method investments at December 31, 2017, include Brewers' Retail, Inc. ("BRI") and Brewers' Distributor Ltd. ("BDL") in Canada. Prior to the completion of the Acquisition on October 11, 2016, equity method investments included our equity ownership in MillerCoors in the U.S.
There are no related parties that own interests in our equity method investments as of December 31, 2017.
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
Pension and Postretirement Benefits
We maintain retirement plans for the majority of our employees. We offer different types of plans within each segment, including defined benefit plans, defined contribution plans and OPEB plans. Each plan is managed locally and in accordance with respective local laws and regulations. Our equity investments, BRI and BDL, maintain defined benefit, defined contribution and postretirement benefit plans as well.
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
Change in Accounting Policy
During the fourth quarter of 2017, we changed our method of calculating the market-related value of pension plan assets used to determine net periodic pension cost. Specifically, our historical accounting treatment, the calculated value approach, smoothed asset returns and deferred gains and losses into the calculation of expected return on plan assets and gains and losses subject to amortization over five years. Effective December 31, 2017, we changed our accounting treatment to the fair value approach, which includes measuring the market-related value of plan assets at fair value for purposes of determining the expected return on plan assets and amount of gain or loss subject to amortization instead of using a five-year smoothing approach. We consider the fair value approach to be preferable as it results in a current reflection of changes in the value of plan assets in the measurement of net periodic pension cost. Additionally, given the plan assets of our major pension plans employ a liability-driven investment strategy, this approach more closely aligns our expected return on plan assets with how we value our funded status (plan assets and projected benefit obligation) and how much of our accumulated gain or loss is subject to amortization. We have retrospectively applied this change to all periods presented.
The adoption of this new policy impacted our annual results for fiscal year 2017 and previously reported annual results for fiscal years 2016 and 2015 as follows:

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Under Prior Method	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
	(In millions)
Consolidated Statements of Operations:
Cost of goods sold	$(6,238.9)	$(6,217.2)	$(3,003.1)	$(2,987.5)	$(2,163.5)	$(2,131.6)
Marketing, general and administrative expenses	$(3,046.2)	$(3,032.4)	$(1,597.3)	$(1,589.8)	$(1,051.8)	$(1,038.3)
Special items, net	$(28.1)	$(28.1)	$2,523.9	$2,522.4	$(346.7)	$(346.7)
Income tax benefit (expense)	$59.5	$53.2	$(1,050.7)	$(1,055.2)	$(51.8)	$(61.5)
Net income (loss) from continuing operations attributable to MCBC	$1,383.5	$1,412.7	$1,978.7	$1,995.8	$355.6	$391.3
Net income (loss) attributable to MCBC	$1,385.0	$1,414.2	$1,975.9	$1,993.0	$359.5	$395.2
Basic net income (loss) from continuing operations attributable to MCBC per share	$6.42	$6.56	$9.33	$9.41	$1.92	$2.11
Basic net income (loss) attributable to MCBC per share	$6.43	$6.57	$9.32	$9.40	$1.94	$2.13
Diluted net income (loss) from continuing operations attributable to MCBC per share	$6.39	$6.52	$9.27	$9.35	$1.91	$2.10
Diluted net income (loss) attributable to MCBC per share	$6.40	$6.53	$9.26	$9.34	$1.93	$2.12

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Under Prior Method	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
	(In millions)
Consolidated Statements of Comprehensive Income (Loss)
Pension and other postretirement benefit adjustments, net of tax	$161.2	$145.7	$62.3	$53.8	$33.6	$19.3
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income, net of tax	$17.3	$3.6	$31.4	$22.8	$37.5	$16.1
Total other comprehensive income (loss), net of tax	$743.5	$714.3	$146.5	$129.4	$(797.5)	$(833.2)

	As of December 31, 2017		As of December 31, 2016
	Under Prior Method	As Adjusted	As Reported	As Adjusted
	(In millions)
Consolidated Balance Sheets
Retained earnings	$7,150.6	$7,206.1	$6,119.0	$6,145.3
Accumulated other comprehensive income (loss)	$(804.5)	$(860.0)	$(1,545.5)	$(1,571.8)
The cumulative adjustment as of January 1, 2015, was a $26.5 million reduction to retained earnings and $26.5 million reduction to accumulated other comprehensive loss.

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Under Prior Method	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
	(In millions)
Consolidated Statements of Cash Flows
Net income (loss) including noncontrolling interests	$1,407.2	$1,436.4	$1,981.8	$1,998.9	$362.8	$398.5
Income tax (benefit) expense	$(59.5)	$(53.2)	$1,050.7	$1,055.2	$51.8	$61.5
Pension (benefit) expense	$(32.3)	$(67.8)	$10.0	$(11.6)	$15.3	$(30.1)
See Note 21, "Quarterly Financial Information (Unaudited)" for the impacts of the adoption of this guidance on our quarterly results for 2017 and 2016.
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
New Accounting Pronouncements Not Yet Adopted
Financial and Commodity Risks
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
Pension and Other Postretirement Benefit Plans
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
We currently anticipate the impact of this guidance for the year ended December 31, 2017, based on financial information retrospectively adjusted for the pension methodology change as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies", to be an increase to cost of goods sold of approximately $19 million, an increase to marketing, general and administrative expense of $20 million, and an increase to expense recorded within special items, net of approximately $8 million, and an offsetting benefit to other income (expense), net of approximately $47 million. In conjunction with the adoption of this guidance, we will also retrospectively and prospectively allocate the non-service component of pension and other postretirement benefit plan cost to our Corporate segment. Accordingly, only service cost will be recorded in our segments' results of operations going forward. We anticipate the impact of this reclassification to be a benefit, recorded within other income (expense), net of approximately $47 million within our Corporate segment for the year ended December

31, 2017, with an offsetting impact to cost of goods sold (increase to our Europe segment of approximately $27 million and decrease to our U.S. segment and Canada segment of approximately $7 million and $1 million, respectively), marketing, general and administrative expenses (increase to our Europe segment of approximately $19 million, as well as increases to each of our Canada and U.S. segments of approximately $0.5 million) and special items, net (increase to our U.S. and Canada segments of approximately $5 million and $3 million, respectively).
Leases
In February 2016, the FASB issued authoritative guidance intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The guidance should be applied under a modified retrospective transition approach. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance. This guidance will result in our existing operating leases, for certain real estate and equipment, to be recognized on our balance sheet. We will further analyze our lease arrangements as we complete our assessment and implementation of this new guidance.
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
We will adopt this guidance and related amendments as of January 1, 2018, applying the modified retrospective transition approach to all contracts. Based on our comprehensive assessment of the new guidance, including our evaluation of the five-step approach outlined within the guidance, we concluded that the adoption will not have a significant impact to our core revenue generating activities. However, the adoption will result in a change in presentation of certain cash payments made to customers as well as the timing of recognition of certain promotional discounts. Specifically, certain cash payments to customers were previously recorded within marketing, general and administrative expenses in the consolidated statements of operations. Upon the adoption of the new guidance, many of these cash payments will not meet the specific criteria within the new guidance of providing a “distinct” good or service, and therefore, will be required to be presented as a reduction of revenue. Based on foreign exchange rates as of December 31, 2017, we currently anticipate that the impact of this change will result in a reduction of revenue and marketing, general and administrative expenses by approximately $70 million to $90 million during the first year of adoption, primarily within our Canada segment, with no impact to net income. However, actual results may differ from these estimates. Furthermore, upon adoption of the new guidance, certain of our promotional discounts which are deemed variable consideration under the new guidance, will now be recognized at the time of the related shipment of product, which is earlier than recognized under historical guidance. We anticipate that this change in recognition timing will shift financial statement recognition primarily amongst quarters, however, do not anticipate that the full-year impact will be significant to our financial results. We also evaluated the requirements of the new guidance on our other revenue generating activities such as contract brewing and license arrangements, and concluded that no changes to our historical accounting treatment is required.
As a result of the cumulative impact of adopting the new guidance in the first quarter of 2018, we currently expect to record a net reduction to opening retained earnings of approximately $26 million to $30 million as of January 1, 2018, with an offsetting increase primarily within accounts payable and other current liabilities, and the related tax effects, related primarily to the accelerated recognition of certain promotional discounts. We are in the process of finalizing this transition adjustment calculation, which will be completed during the first quarter of 2018.
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

Reporting Segments
United States
The U.S. segment consists of our production, marketing and sales of our brands and other owned and licensed brands in the U.S. Prior to the completion of the Acquisition on October 11, 2016, MillerCoors was a limited liability company that we jointly owned with SABMiller and which operated in the U.S. and Puerto Rico. See Note 4, "Acquisition and Investments" for further discussion. Effective January 1, 2017, the results of the MillerCoors Puerto Rico business, which were previously reported as part of the U.S. segment, are reported within the International segment. We have not recast historical results for these changes on the basis of materiality.
Canada
The Canada segment consists of our production, marketing and sales of our brands and other owned and licensed brands in Canada. The Canada segment also includes BRI, our joint venture arrangement related to the distribution and retail sale of beer in Ontario, and BDL, our joint venture arrangement related to the distribution of beer in the western provinces. Both BRI and BDL are accounted for as equity method investments.
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
Europe
The Europe segment consists of our production, marketing and sales of our brands as well as a number of smaller regional brands in the U.K., Republic of Ireland and Central Europe. As a result of the Acquisition, a portion of the operating results of the international Miller brand portfolio are reported in the Europe segment. Additionally, effective January 1, 2017, European markets including Sweden, Spain, Germany, Ukraine and Russia, which were previously reported under our International segment, are reported within our Europe segment. Our European business also has licensing agreements and distribution agreements with various other brewers.
In 2015, we terminated our agreement with Carlsberg whereby it held the exclusive distribution rights for the Staropramen brand in the U.K and we paid Carlsberg an early termination payment of GBP 19.0 million ($29.4 million at payment date) to obtain the exclusive distribution rights of the Staropramen brand in the U.K. Separately, in December 2013, we entered into an agreement with Heineken to early terminate our contract brewing and kegging agreement with Heineken under which we produced and packaged the Foster's and Kronenbourg brands in the U.K. As a result of the termination, Heineken agreed to pay us an aggregate early termination payment of GBP 13.0 million. The full amount of the termination payment ($19.4 million upon recognition) was included as income within special items during the year ended December 31, 2015.
International
The objective of the International segment is to grow and expand our business and brand portfolio in new and existing markets, including emerging markets, outside the U.S., Canada, and Europe segments. The focus of the International segment includes Latin America (the Caribbean, Central America, Mexico and South America), Europe (excluding U.K, Ireland and Central Europe, as they are a part of the Europe segment), Asia Pacific and Africa. With the recent acquisition of the Miller brands globally, International has expanded its reach into new attractive markets. Additionally, as a result of the Acquisition, effective January 1, 2017, European markets including Sweden, Spain, Germany, Ukraine and Russia, which were previously reported under our International segment, are reported within our Europe segment while the results of the MillerCoors Puerto Rico business, which were previously reported as part of the U.S. segment, are reported within the International segment.
Our Latin America business expands the reach of our brands through a combination of export models and license agreements in markets such as Chile, Dominican Republic, Honduras, Mexico, Panama, Paraguay and Puerto Rico. Our operations in the Asia Pacific region includes markets such as Australia, China, India, Japan and South Korea. Our India business produces, markets and sells our products, while in Japan our products are imported and sold through independent wholesalers. In Australia, we have appointed a local partner that distributes locally produced and imported products. In South Korea, we previously operated under a TSA agreement with ABI and are now operating under an export model and sell our brands through an independent distributor. Our Africa business includes South Africa and Zambia, where we operate under license agreements for the brewing and distribution of our products.

Corporate
Corporate is not a reportable segment and primarily includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, information technology, finance, internal audit, insurance and risk management, global growth, supply chain and commercial initiatives, as well as acquisition, integration and financing costs associated with the Acquisition. Additionally, Corporate includes the results of our water resources and energy operations in Colorado as well as the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides.
Summarized Financial Information
No single customer accounted for more than 10% of our consolidated sales in 2017, 2016 or 2015. Consolidated net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting net sales revenues and income (loss) from continuing operations before income taxes eliminate in consolidation and, for fiscal year 2017 are U.S. segment sales of $117.8 million to our International segment and $33.7 million to our Canada segment, as well as approximately $15 million of Canada inter-segment sales to the U.S.
The following tables represent consolidated net sales, interest expense, interest income and reconciliations of amounts shown as income (loss) from continuing operations before income taxes to income (loss) from continuing operations attributable to MCBC. Income (loss) from continuing operations before income taxes includes the impact of special items; refer to Note 7, "Special Items" for further discussion. Income (loss) from continuing operations before income taxes and income tax benefit (expense) for 2016 and 2015 have been revised to reflect the retrospective application of our change in accounting policy as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies". Additionally, various costs associated with the Acquisition, including its related financing, were recorded in 2017 and 2016; refer to Note 4, "Acquisition and Investments" for details.

	Year ended December 31, 2017
	U.S.	Canada	Europe(1)	International	Corporate	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$7,505.7	$1,458.0	$1,940.7	$264.0	$0.9	$(166.5)	$11,002.8
Interest expense	13.1	—	—	—	(362.4)	—	(349.3)
Interest income	—	—	3.6	—	2.4	—	6.0
Income (loss) from continuing operations before income taxes	$1,392.9	$212.8	$281.0	$(19.7)	$(485.3)	$—	$1,381.7
Income tax benefit (expense)							53.2
Net income (loss) from continuing operations							1,434.9
Net (income) loss attributable to noncontrolling interests							(22.2)
Net income (loss) from continuing operations attributable to MCBC							$1,412.7

(1)
In the first quarter of 2017, the largest food and retail company in Croatia, Agrokor, announced that it was facing significant financial difficulties that raised doubt about the collectibility of certain of our outstanding receivables with its direct subsidiaries. These subsidiaries are customers of ours within the Europe segment and, therefore, we are closely monitoring the situation. Specifically, Agrokor has entered into active discussions with local regulators, financial institutions and other creditors to stabilize and restructure its business and sustain ongoing operations. As a result, we recorded a provision for an estimate of uncollectible receivables during 2017. As of December 31, 2017, our gross accounts receivable related to Agrokor was approximately $8 million, with an associated provision for estimated uncollectible receivables of $6 million, based on foreign exchange rates as of December 31, 2017. Separately, we released an indirect tax loss contingency, which was initially recorded in the fourth quarter of 2016, for a benefit of approximately $50 million during the first quarter of 2017; see Note 19, "Commitments and Contingencies" for details.

	Year ended December 31, 2016
	U.S.(1)	Canada	Europe(2)	International	Corporate	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$1,566.6	$1,425.7	$1,760.2	$163.6	$1.0	$(32.1)	$4,885.0
Interest expense	—	—	—	—	(271.6)	—	(271.6)
Interest income	—	—	3.6	—	23.6	—	27.2
Income (loss) from continuing operations before income taxes	$3,570.4	$(125.6)	$149.7	$(39.7)	$(497.9)	$—	$3,056.9
Income tax benefit (expense)							(1,055.2)
Net income (loss) from continuing operations							2,001.7
Net (income) loss attributable to noncontrolling interests							(5.9)
Net income (loss) from continuing operations attributable to MCBC							$1,995.8

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

(2)
During the fourth quarter of 2016, we recorded a charge of approximately $50 million within excise taxes due to assessments received from a local country regulatory authority in Europe related to indirect tax calculations. See Note 19, "Commitments and Contingencies" for further discussion.

	Year ended December 31, 2015
	U.S.	Canada	Europe	International	Corporate	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$—	$1,511.5	$1,914.9	$144.5	$1.0	(4.4)	$3,567.5
Interest expense	—	—	—	—	(120.3)	—	(120.3)
Interest income	—	—	3.9	—	4.4	—	8.3
Income (loss) from continuing operations before income taxes	$516.3	$296.7	$(83.7)	$(24.8)	$(248.4)	—	$456.1
Income tax benefit (expense)							(61.5)
Net income (loss) from continuing operations							394.6
Net (income) loss attributable to noncontrolling interests							(3.3)
Net income (loss) from continuing operations attributable to MCBC							$391.3

The following table presents total assets and select cash flow information by segment:

	Assets		Depreciation and amortization			Capital expenditures
	As of December 31,		For the years ended December 31,			For the years ended December 31,
	2017	2016(1)	2017	2016	2015	2017	2016	2015
	(In millions)
U.S.(2)	$19,353.6	$19,844.7	$485.7	$105.7	$—	$351.5	$105.4	$—
Canada	4,835.7	4,206.8	131.2	98.4	117.3	99.9	72.2	77.3
Europe	5,522.0	4,673.7	182.3	175.7	186.5	131.6	144.4	173.7
International	294.8	302.8	9.6	5.1	3.9	2.3	4.9	10.0
Corporate	240.8	313.5	4.0	3.5	6.7	14.3	14.9	14.0
Consolidated	$30,246.9	$29,341.5	$812.8	$388.4	$314.4	$599.6	$341.8	$275.0

(1)
The allocation of total assets by segment as of December 31, 2016, has been adjusted for a reclassification between Corporate and International to reflect certain assets acquired in the Acquisition that have been subsequently allocated to International for segment reporting.

(2)	For the year ended December 31, 2016, represents MillerCoors' activity for the post-Acquisition period of October 11, 2016, through December 31, 2016.
The following table presents net sales by geography, based on the location of the customer:

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In millions)
Net sales to unaffiliated customers:
United States and its territories(1)	$7,493.6	$1,622.4	$94.1
Canada	1,358.4	1,344.4	1,421.1
United Kingdom	1,172.8	1,071.4	1,224.6
Other foreign countries(2)	978.0	846.8	827.7
Consolidated net sales	$11,002.8	$4,885.0	$3,567.5

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

(2)
Reflects net sales from the individual countries within our Central European operations (included in our Europe segment), as well as our International segment, for which no individual country has total net sales exceeding 10% of the total consolidated net sales.

The following table presents net properties by geographic location:

	As of
	December 31, 2017	December 31, 2016
	(In millions)
Net properties:
United States and its territories	$3,025.0	$3,065.4
Canada	673.0	583.1
United Kingdom	392.6	348.1
Other foreign countries(1)	583.1	510.8
Consolidated net properties	$4,673.7	$4,507.4

(1)
Reflects net properties within the individual countries included in our Central European operations (included in our Europe segment), as well as our International segment, for which no individual country has total net properties exceeding 10% of the total consolidated net properties.

4. Acquisition and Investments
Acquisition
On October 11, 2016, we completed the Acquisition for $12.0 billion in cash, subject to a downward purchase price adjustment as described in the purchase agreement. This purchase price "Adjustment Amount," as defined in the purchase agreement, required payment to MCBC if the unaudited EBITDA for the Miller International Business for the twelve months prior to closing was below $70 million. On January 21, 2018, MCBC and ABI entered into a settlement agreement related to the purchase price adjustment under the purchase agreement. Subsequently, on January 26, 2018, pursuant to the settlement agreement, ABI paid to MCBC $330.0 million, of which $328.0 million constitutes the Adjustment Amount. This settlement occurred following the finalization of purchase accounting and, as a result, we expect the settlement proceeds related to the Adjustment Amount to be recorded as a gain within special items, net in our consolidated statement of operations for the three months ended March 31, 2018. Therefore, the amount will not impact the fair value of consideration transferred for the purpose of the previously disclosed purchase accounting. MCBC and ABI also agreed to certain mutual releases as further described in the settlement agreement which was filed as an exhibit to a Current Report on Form 8-K filed January 22, 2018.
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
The operating results of MillerCoors are reported in our U.S. segment and the operating results of the international Miller brand portfolio are reported in our Canada segment, Europe segment and International segment. Additionally, effective January 1, 2017, the results of the MillerCoors Puerto Rico business, which were previously reported as part of the U.S. segment, are reported within the International segment. See Note 3, "Segment Reporting" for more information on our reporting segments.
Under the acquisition method of accounting, MCBC recorded all assets acquired and liabilities assumed at their respective acquisition-date fair values. The excess of total consideration, including the estimated fair value of our previously held equity interest in MillerCoors, over the net identifiable assets acquired and liabilities assumed was recorded as goodwill. During 2017, we recorded adjustments to our preliminary purchase price allocation, primarily related to the recognition of certain deferred tax assets, partially offset by the recognition of certain accrued liabilities. The net impact of these changes was a decrease to goodwill of $92.1 million. There were no other changes to our allocated amounts during 2017, and our purchase price allocation is now finalized.
Separately, early in the fourth quarter of 2017, and prior to the completion of our one year measurement period, we completed the allocation of goodwill to our reporting units, with the goodwill predominantly assigned to the U.S. reporting unit, and a portion allocated to the Canada and Europe reporting units. See Note 11, "Goodwill and Intangible Assets" for further information.
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
See Note 9, "Earnings Per Share" for details related to our February 3, 2016, equity offering completed in relation to the Acquisition and Note 12, "Debt" and Note 17, "Derivative Instruments and Hedging Activities" for details related to the financing and hedging strategies completed in relation to the Acquisition.
Our fiscal year 2016 consolidated statement of operations includes net sales and income from continuing operations before taxes of approximately $1.6 billion and $3.1 billion, respectively, attributable to MillerCoors since the Acquisition date. The income from continuing operations includes the net gain of approximately $3.0 billion related to the Acquisition as discussed below.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information gives effect to the Acquisition and the completed financing as if they were completed on January 1, 2015, the first day of our 2015 fiscal year and the pro forma adjustments are based on items that are factually supportable, are directly attributable to the Acquisition, and are expected to have a continuing impact on MCBC's results of operations. The unaudited pro forma financial information has been calculated after applying MCBC’s accounting policies and adjusting the historical results of MillerCoors to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from January 1, 2015, together with the consequential tax effects. Pro forma adjustments have been made to remove non-recurring transaction-related costs included in historical results as well as to reflect the incremental interest expense to be prospectively incurred on the debt and term loans issued to finance the Acquisition, in addition to other pro forma adjustments. See the below table for significant non-recurring costs. Also, see Note 5, "Other Income and Expense" and Note 12, "Debt" for details related to financing-related expenses incurred.
Additionally, the following unaudited pro forma financial information does not reflect the impact of the acquisition of the Miller global brand portfolio and other assets primarily related to the Miller International Business as we are not able to estimate the historical results of operations from this business and have concluded, based on the limited information available to MCBC, that it is insignificant to the overall Acquisition. The purchase price allocation reflects estimated value allocated to the Miller global brand portfolio reported within identifiable intangible assets subject to amortization.
The unaudited pro forma financial information below does not reflect the realization of any expected ongoing synergies relating to the integration of MillerCoors. Further, the unaudited pro forma financial information should not be considered indicative of the results that would have occurred if the Acquisition and related financing had been consummated on January 1, 2015, nor are they indicative of future results. Net income from continuing operations attributable to MCBC, net income attributable to MCBC and the related basic and diluted per share amounts for 2016 and 2015 have been revised to reflect the retrospective application of our change in accounting policy as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies".

	For the years ended
	December 31, 2016	December 31, 2015
	(in millions)
Net sales	$10,983.2	$11,238.1
Net income from continuing operations attributable to MCBC	$294.6	$578.3
Net income attributable to MCBC	$291.8	$582.2
Net income from continuing operations attributable to MCBC per share:
Basic	$1.37	$2.69
Diluted	$1.36	$2.67

For the years ended December 31, 2016, and December 31, 2015, the following non-recurring charges (benefits) directly attributable to the Acquisition were made as adjustments to our pro forma results to remove the impact from our historical operating results within the below noted line items.

	For the years ended
	December 31, 2016	December 31, 2015
	(In millions)
Non-recurring charges (benefits)			Location
Recognition of inventory fair value step-up	$82.0	$—	Cost of goods sold
Revaluation gain on previously held 42% equity interest in MillerCoors and AOCI loss reclassification	$(2,965.0)	$—	Special items, net
Other transaction-related costs	$79.7	$6.9	Marketing, general and administrative expenses
Bridge loan - amortization of financing costs	$63.4	$6.9	Other income (expense)
Foreign currency forwards and transactional foreign currency - net gain	$(4.5)	$—	Other income (expense)
Term loan - commitment fee	$4.0	$0.1	Interest expense, net
Swaption - unrealized loss	$36.4	$—	Interest expense, net
Interest income earned on money market and fixed rate deposit accounts	$(19.0)	$—	Interest income, net
Fair Value of Consideration Transferred
The purchase consideration was comprised of the following (in millions):

Total cash consideration	$12,000.0
Replacement share-based awards issued in conjunction with Acquisition(1)	46.4
Elimination of MCBC's net payable to MillerCoors(2)	(8.0)
Total consideration	$12,038.4
Previously held equity interest in MillerCoors(3)	6,090.0
Total consideration and value to be allocated to net assets	$18,128.4

(1)
In connection with the Acquisition, MCBC issued replacement share-based compensation awards to various MillerCoors' employees who had awards outstanding under the historical MillerCoors share-based compensation plan. The fair value of the replacement awards associated with services rendered through the date of the Acquisition was recognized as a non-cash component of the total purchase consideration. See Note 14, "Share-Based Payments" for further information.

(2)	Represents the net payable owed by MCBC to MillerCoors as of the closing date which became an intercompany payable upon completion of the Acquisition.

(3)
The acquisition of MillerCoors is considered a step acquisition, and accordingly, we remeasured our pre-existing 42% equity interest in MillerCoors immediately prior to completion of the Acquisition to its estimated fair value of approximately $6.1 billion. As a result of the remeasurement, we recorded a net gain of approximately $3.0 billion within special items, net during the fourth quarter of 2016, representing the excess of the approximate $6.1 billion estimated fair value of our pre-existing 42% equity interest over its transaction date carrying value of approximately $2.7 billion. This net gain also includes the reclassification of our accumulated other comprehensive loss related to our previously held equity interest of $458.3 million in the fourth quarter of 2016 as further discussed below. Additionally, related to this revaluation gain, we recorded deferred income tax expense and a corresponding deferred tax liability of approximately $1.1 billion during the fourth quarter of 2016.

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

The associated income tax benefit of $200.1 million related to this reclassified AOCI loss was recorded as a component of the income tax benefit (expense) line item on the consolidated statement of operations for the year ended December 31, 2016.
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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Acquisition date (in millions):

Total current assets (1)	$1,061.8
Property, plant and equipment(2)	2,998.9
Other intangible assets (3)	9,875.0
Other assets(4)	462.3
Total current liabilities	(1,190.1)
Pension and postretirement benefits	(1,009.7)
Other non-current liabilities	(208.3)
Total identifiable net assets acquired	$11,989.9
Goodwill(5)	6,323.5
Fair value of noncontrolling interests(6)	(185.0)
Total consideration and value to be allocated to net assets	$18,128.4

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

(2)The fair value of property, plant and equipment was determined by using certain estimates and assumptions that are not observable in the market and thus represent a Level 3 measurement. The fair value and remaining useful life of property, plant and equipment are estimated as follows:

	Fair value	Remaining useful life
	(In millions)	(Years)
Land	$156.8	N/A
Buildings and improvements	413.0	3-40
Machinery and equipment	1,927.7	3-25
Software	152.4	1-5
Returnable containers	89.8	1-15
Construction in progress	259.2	N/A
Acquired property, plant and equipment	$2,998.9

(3)
The fair value of identifiable intangible assets was estimated using significant assumptions that are not observable in the market and thus represent a Level 3 measurement. The excess earnings approach was primarily used and significant assumptions included the amount and timing of projected cash flows, a discount rate selected to measure the risk inherent in the future cash flows, and the assessment of the asset’s life cycle, including competitive trends and other factors. The fair value and remaining useful life of identifiable intangible assets was estimated as follows:

	Fair value	Remaining useful life
	(In millions)	(Years)
Brands not subject to amortization	$7,320.0	Indefinite
Brands subject to amortization	2,030.0	10-30
Other intangible assets not subject to amortization	320.0	Indefinite
Other intangible assets subject to amortization	205.0	2-40
Total acquired identifiable intangible assets	$9,875.0
Brands not subject to amortization include the Coors and Miller families of brands in the U.S. Brands subject to amortization include certain brands in the U.S. and the Miller global brand portfolio. Other intangible assets not subject to amortization include water rights. Other intangible assets subject to amortization include certain distribution rights, naming rights and favorable contracts.

(4)	Includes estimated deferred tax assets of approximately $430 million which were presented as non-current deferred tax liabilities upon consolidation by MCBC due to jurisdictional netting.

(5)
The goodwill arising from the Acquisition is primarily attributable to expected improvements to our global scale and agility, operational synergies and acceleration of the MCBC growth strategy, as well as the assembled workforce. We have predominantly allocated the goodwill generated in the Acquisition to our U.S. reporting unit, with a portion allocated to the Canada and Europe reporting units. All of the tax basis goodwill generated in the Acquisition is expected to be deductible for U.S. federal and state tax purposes.

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

Summarized financial information for MillerCoors for the periods prior to the Acquisition, under the equity method of accounting, is as follows:
Condensed Balance Sheets

As of
October 10, 2016
(In millions)
Current assets	$977.9
Non-current assets	9,247.8
Total assets	$10,225.7
Current liabilities	$1,140.8
Non-current liabilities	1,244.7
Total liabilities	2,385.5
Noncontrolling interests	17.9
Owners' equity	7,822.3
Total liabilities and equity	$10,225.7

The following represents our proportionate share in MillerCoors' owners' equity and reconciliation to our investment in MillerCoors prior to the Acquisition:

As of
October 10, 2016
(In millions, except percentages)
MillerCoors' owners' equity	$7,822.3
MCBC's economic interest	42%
MCBC's proportionate share in MillerCoors' owners' equity	3,285.4
Difference between MCBC's contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(1)	(653.7)
Accounting policy elections	35.0
Investment in MillerCoors	$2,666.7

(1)
Prior to October 11, 2016, our net investment in MillerCoors was based on the carrying values of the net assets contributed to the joint venture which was less than our proportionate share of underlying equity (42%) of MillerCoors (contributed by both Coors Brewing Company ("CBC"), a wholly-owned subsidiary of MCBC, and Miller Brewing Company). This basis difference, with the exception of certain non-amortizing items (goodwill, land, etc.), was being amortized as additional equity income over the remaining useful lives of the contributed long-lived amortizing assets. Upon completion of the Acquisition on October 11, 2016, we derecognized the remaining basis difference balance along with our pre-existing equity investment in MillerCoors in the fourth quarter of 2016.

Results of Operations

	For the period January 1 through October 10	For the year ended
	2016	December 31, 2015
	(In millions)
Net sales	$6,125.4	$7,725.5
Cost of goods sold	(3,457.4)	(4,547.5)
Gross profit	$2,668.0	$3,178.0
Operating income(1)	$1,169.2	$1,239.2
Net income attributable to MillerCoors(1)	$1,157.2	$1,217.8

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

The following represents our proportionate share in net income attributable to MillerCoors reported under the equity method of accounting prior to the Acquisition:

	For the period January 1 through October 10	For the year ended
	2016	December 31, 2015
	(In millions, except percentages)
Net income attributable to MillerCoors	$1,157.2	$1,217.8
MCBC's economic interest	42%	42%
MCBC's proportionate share of MillerCoors' net income	486.0	511.5
Amortization of the difference between MCBC's contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors	3.3	4.6
Share-based compensation adjustment(1)	(0.7)	0.2
U.S. import tax benefit(2)	12.3	—
Equity income in MillerCoors	$500.9	$516.3

(1)
The net adjustment is to eliminate all share-based compensation impacts related to pre-existing SABMiller equity awards held by former Miller Brewing Company employees employed by MillerCoors, as well as to add back all share-based compensation impacts related to pre-existing MCBC equity awards held by former MCBC employees who transferred to MillerCoors.

(2)
Represents a benefit associated with an anticipated refund to CBC of U.S. federal excise tax paid on products imported by CBC based on qualifying volumes exported by CBC from the U.S. The anticipated refund is recorded within other non-current assets on the consolidated balance sheet as of December 31, 2017.

Investments
Our investments include both equity method and consolidated investments. Those entities identified as variable interest entities have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, consolidate these entities. None of our consolidated VIEs held debt as of December 31, 2017, or December 31, 2016. We have not provided any financial support to any of our VIEs during 2017 that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable. See below under "Affiliate Transactions" for further details.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. As of December 31, 2017, and December 31, 2016, our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K."), Grolsch U.K. Ltd ("Grolsch"), Rocky Mountain Metal Container (“RMMC”) and Rocky Mountain Bottle Company (“RMBC”). Our unconsolidated VIEs are BRI and BDL.
Both BRI and BDL have outstanding third-party debt which is guaranteed by its shareholders. As a result, we have a guarantee liability of $38.1 million and $31.7 million recorded as of December 31, 2017, and December 31, 2016, respectively, which is presented within accounts payable and other current liabilities on the consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The carrying value of the guarantee liability equals fair value, which considers an adjustment for our own non-performance risk and is considered a Level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our respective equity method investment within the consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.
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
We have an obligation to proportionately fund BRI's operations. As a result of this obligation, we continue to record our proportional share of BRI's net income or loss and OCI activity, including when we have a negative equity method balance. As of December 31, 2017, and December 31, 2016, we had a positive equity method investment balance of $2.8 million and a negative equity method investment balance of $9.5 million, respectively. The increase to our net investment balance from prior year was primarily driven by a decrease to BRI's employee retirement plan obligations (resulting from the annual actuarial valuation) favorably impacting the net assets of BRI, as well as an increase in our guarantee of BRI's third-party debt obligations as discussed above. See "Affiliate Transactions" below for BRI affiliate transactions including administrative fees charged to MCBC under the agreement with BRI which are recorded in cost of goods sold, as well as for BRI affiliate due to and due from balances as of December 31, 2017, and December 31, 2016, respectively, related to trade receivables and payables for sales to external customers and costs incurred by BRI offset by administrative fees charged and paid by MCBC (which may be in a payable or receivable position depending on the amount under or over charged).
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
BDL charges the owners administrative fees that are designed so the entity operates at break-even profit levels. This administrative fee is based on costs incurred, net of other revenues earned, and is allocated in accordance with the operating agreement to the owners based on volume of products. No other parties are allowed to sell beer through BDL, which does not take legal title to the beer distributed for the owners. As of December 31, 2017, and December 31, 2016, our investment in BDL was $33.2 million and $29.2 million, respectively. The increase in our investment balance from prior year was primarily driven by an increase in our guarantee of BDL's third-party debt obligations as discussed above. See "Affiliate Transactions" section below for BDL affiliate transactions including administrative fees charged to MCBC under the agreement with BDL which are recorded in cost of goods sold, as well as for BDL affiliate due to and due from balances as of December 31, 2017, and December 31, 2016, respectively, related to trade receivables and payables for sales to external customers and costs incurred by BDL offset by administrative fees charged and paid by MCBC (which may be in a payable or receivable position depending on the amount under or over charged).
Our equity method investments are not considered significant for disclosure of financial information on either an individual or aggregated basis and there were no significant undistributed earnings as of December 31, 2017, or December 31, 2016, for any of these companies.
Affiliate Transactions
All transactions with our equity method investments are considered related party transactions and recorded within our affiliate accounts. The following table summarizes transactions with affiliates:

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In millions)
Beer sales to MillerCoors(1)	$—	$7.5	$11.7
Beer purchases from MillerCoors(1)	$—	$32.0	$43.2
Service agreement costs and other charges to MillerCoors(1)	$—	$1.9	$2.6
Service agreement costs and other charges from MillerCoors(1)	$—	$0.9	$0.9
Administrative fees, net charged from BRI	$93.5	$85.8	$88.8
Administrative fees, net charged from BDL	$37.3	$34.3	$36.4

(1)
For 2016, represents MillerCoors' activity for the pre-Acquisition period of January 1, 2016, through October 10, 2016, when MillerCoors was an equity method investment. As a result of the Acquisition, beginning October 11, 2016, MillerCoors' results of operations are consolidated into MCBC's consolidated financial statements.

Amounts due to and due from affiliates as of December 31, 2017, and December 31, 2016, respectively, are as follows:

	Amounts due from affiliates		Amounts due to affiliates
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In millions)
BRI	$4.4	$9.0	$—	$—
BDL	1.1	6.1	—	—
Other	—	—	0.4	2.1
Total	$5.5	$15.1	$0.4	$2.1
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
Rocky Mountain Metal Container
RMMC, a Colorado limited liability company, is a joint venture with Ball Corporation in which we hold a 50% interest. Our U.S. business has a can and end supply agreement with RMMC. Under this agreement, we purchase substantially all of the output of RMMC. RMMC manufactures cans and ends at our facilities, which RMMC is operating under a use and license agreement. As RMMC is a limited liability company (“LLC”), the tax consequences flow to the joint venture partners.
Rocky Mountain Bottle Company
RMBC, a Colorado limited liability company, is a joint venture with Owens-Brockway Glass Container, Inc. in which we hold a 50% interest. Our U.S. business has a supply agreement with RMBC under which we agree to purchase output approximating the agreed upon annual plant capacity of RMBC. RMBC manufactures bottles at our facilities, which RMBC is operating under a lease agreement. As RMBC is an LLC, the tax consequences flow to the joint venture partners.
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	December 31, 2017		December 31, 2016
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Grolsch	$4.8	$0.2	$4.4	$0.5
Cobra U.K.	$20.2	$2.1	$14.2	$1.1
RMMC	$74.4	$4.4	$70.2	$3.5
RMBC	$56.2	$4.6	$53.1	$2.5

5. Other Income and Expense

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In millions)
Bridge loan commitment fees(1)	$—	$(63.4)	$(6.9)
Gain on sale of non-operating asset	—	20.5	0.8
Gain (loss) from other foreign exchange and derivative activity, net	(9.5)	10.0	6.2
Other, net(2)	9.4	3.2	0.8
Other income (expense), net	$(0.1)	$(29.7)	$0.9

(1)	During 2016 and 2015, we recognized amortization of commitment fees and other financing costs incurred in connection with our bridge loan agreement entered into related to the Acquisition.

(2)
During 2017, we recorded a gain of CAD 10.9 million, or $8.3 million, resulting from a purchase price adjustment related to the historical sale of Molson Inc.’s ownership interest in the Montreal Canadiens. The CAD 10.9 million was paid by the Montreal Canadiens, which is considered an affiliate of MCBC, in 2017.

6. Income Tax
U.S. Federal Income Tax Reform
On December 22, 2017, H.R. 1, also known as the Tax Cuts and Jobs Act (the “2017 Tax Act”), was enacted in the U.S. This enactment resulted in a number of significant changes to U.S. federal income tax law for U.S. corporations. Most notably, the statutory U.S. federal corporate income tax rate was changed from 35% to 21% for corporations. In addition to the change in the corporate income tax rate, the 2017 Tax Act further introduced a number of other changes including a one-time transition tax via a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits; the introduction of a tax on global intangible low-taxed income (“GILTI”) for tax years beginning after December 31, 2017; the limitation of deductible net interest to 30% of adjustable taxable income; the further limitation of the deductibility of share-based compensation of certain highly compensated employees; the ability to elect to accelerate bonus depreciation on certain qualified assets; and the Base Erosion and Anti-Abuse Tax ("BEAT"), amongst other changes.
Additionally, on December 22, 2017, the SEC staff also issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. Specifically, SAB 118 provides a measurement period for companies to evaluate the impacts of the 2017 Tax Act on their financial statements. This measurement period begins in the reporting period that includes the enactment date and ends when an entity has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements, and cannot exceed one year.
We have recorded an estimated net tax benefit of approximately $434 million as a result of the effects of the 2017 Tax Act on our deferred tax positions as of December 31, 2017. The tax effects recorded primarily include an estimate of the impact of the reduction in the U.S. tax rate on our deferred tax assets and liabilities as well as the impact of additional limitations on share-based compensation expense at December 31, 2017. We consider the amounts recorded to be provisional amounts primarily because we continue to evaluate the tax effects of the 2017 Tax Act on taxes related to our international operations, the realizability of deferred tax assets, remeasurement of certain temporary differences at the new tax rates and the impact of other retroactive provisions.
Additionally, we consider these amounts preliminary as we continue to evaluate the impacts of the 2017 Tax Act as we further understand its implications, as well as the related, and yet to be issued, regulator rules, regulations and interpretations. For example, subsequent to the enactment, the FASB staff has concluded that companies should make an accounting policy election to account for the tax effects of GILTI either as a component of income tax expense in the future period the tax arises, or as a component of deferred taxes on the related investments in foreign subsidiaries. We are currently evaluating the GILTI provisions of the 2017 Tax Act and the related implications and have not finalized our accounting policy election, however, have preliminarily concluded that we will record as a periodic expense as incurred and, therefore, have not recorded deferred taxes for GILTI as of December 31, 2017. We will continue to evaluate in future periods and will finalize our accounting policy election at that time. Separately, as further examples, the U.S. Internal Revenue Service continues to evaluate the implications of the 2017 Tax Act on items such as share-based compensation and the FASB has begun the process of reviewing the proper accounting of the tax impacts in accumulated other comprehensive income resulting from the previous

35% statutory corporate federal income tax rate. Additional impacts from the 2017 Tax Act will be recorded as they are identified during the measurement period pursuant to SAB 118. Our determination of the tax effects of the 2017 Tax Act will be completed no later than one year from the enactment date as permitted under SAB 118. Any adjustments to provisional amounts that are identified during the measurement period will be recorded and disclosed in the reporting period in which the adjustment is determined. The complexity of the 2017 Tax Act could necessitate the need to use the full one year measurement period to adequately interpret, analyze and conclude upon the tax effects of the 2017 Tax Act as of the enactment date.
Further, as noted above, the 2017 U.S. Tax Act includes a one-time transition tax on post-1986 undistributed foreign earnings and profits. We have not recorded and further do not expect to have any liability for this tax due to negative foreign earnings and profits, as defined by U.S. tax law, as of both November 2, 2017, and December 31, 2017. As a result of the 2017 U.S. Tax Act and new territorial tax regime, we do not anticipate any material future U.S. or foreign tax costs associated with future dividends. Our remaining outside basis differences in foreign subsidiaries is not expected to reverse with material tax consequences in the future.
Finally, BEAT is a new minimum tax on international payments as a means to reduce the ability of multi-national companies to erode the U.S. tax base through deductible related-party payments. We do not have any material deductible related party payments originating from the U.S. to our foreign subsidiaries that this would otherwise apply to. As a result BEAT is not expected to be material.
Income Taxes
Income (loss) from continuing operations before income taxes, income tax expense (benefit) from continuing operations and effective tax rate have been revised to reflect the retrospective application of our change in accounting policy as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies".
Our income (loss) from continuing operations before income taxes on which the provision for income taxes was computed is as follows:

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In millions)
Domestic	$1,488.3	$3,396.9	$746.1
Foreign	(106.6)	(340.0)	(290.0)
Total	$1,381.7	$3,056.9	$456.1
Income tax expense (benefit) includes the following current and deferred provisions:

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In millions)
Current:
Federal	$(177.1)	$83.4	$116.1
State	4.7	12.0	11.8
Foreign	36.5	31.9	25.2
Total current tax expense (benefit)	$(135.9)	$127.3	$153.1
Deferred:
Federal	$69.5	$684.8	$(26.1)
State	35.9	99.9	(5.8)
Foreign	(22.7)	143.2	(59.7)
Total deferred tax expense (benefit)	$82.7	$927.9	$(91.6)
Total income tax expense (benefit) from continuing operations	$(53.2)	$1,055.2	$61.5
The decrease in income tax expense for 2017 versus 2016 was largely driven by the net $433.9 million deferred tax benefit resulting from the impacts of the 2017 Tax Act, as well as the 2016 income tax effects of the pretax gain recognized on the fair value remeasurement of our previously held equity interest in MillerCoors and the reclassification of the accumulated other comprehensive loss related to our historical 42% interest in MillerCoors in the prior year (see Note 4, "Acquisition and Investments"). Specifically, this resulted in the recognition of net deferred income tax expense of approximately $850 million upon completion of the Acquisition in 2016. In addition, we recognized incremental deferred income tax expense in 2016 as a result of the remeasurement of our deferred tax liability associated with our Molson core brand intangible asset to the Canadian ordinary income tax rate upon reclassification from indefinite-lived to definite-lived subject to amortization (see Note 11, "Goodwill and Intangible Assets"). This incremental deferred tax expense more than offset the deferred tax benefit associated with the pretax impairment charge. The above-mentioned impacts, which resulted in a substantial decrease in our income tax provision in 2017, were partially offset by the full-year inclusion of 100% of MillerCoors' pretax income in 2017, which is subject to the U.S. federal and state income tax rates.
Our effective tax rate varies from the U.S. federal statutory income tax rate as follows:

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	1.9%	2.4%	1.4%
Effect of foreign tax rates and tax planning	(16.5)%	(1.9)%	(27.7)%
Effect of Molson brand useful life change	—%	6.4%	—%
Effect of U.S. tax reform	(31.4)%	—%	—%
Effect of unrecognized tax benefits	(0.3)%	—%	(3.2)%
Change in valuation allowance	3.6%	(0.5)%	7.3%
Acquisition-related permanent items	1.5%	(7.7)%	—%
Other, net	2.3%	0.8%	0.7%
Effective tax rate	(3.9)%	34.5%	13.5%
The decrease in the effective income tax rate for 2017 versus 2016 is primarily driven by the impacts of the 2017 Tax Act, most notably the remeasurement of our deferred taxes from the reduction in the U.S. statutory federal corporate income tax rate, as well as higher pretax income in 2016 resulting from the Acquisition-related revaluation gain discussed above. Additionally, our 2016 effective tax rate was also negatively impacted by the remeasurement of the deferred tax liability on our Molson core brand intangible asset to the Canadian ordinary income tax rate as discussed above. The decrease was partially offset by the full-year inclusion of 100% of MillerCoors' pretax income in 2017, which is subject to the U.S. federal and state income tax rates, and the impact of certain Acquisition-related permanent items during the comparable periods.
The increase in the effective income tax rate for 2016 versus 2015 was primarily driven by higher pretax income in 2016 resulting from the Acquisition-related revaluation gain, the inclusion of 100% of MillerCoors' pretax income following the completion of the Acquisition, and the remeasurement of the Molson core brand intangible deferred tax liability, all as discussed above. Additionally, deferred tax expense was not required to be recorded on the difference between our historical tax basis in goodwill and the new book basis in goodwill resulting from the remeasurement of our previously held equity interest in MillerCoors. This resulted in a partially offsetting decrease to the effective tax rate in 2016, which is presented in the Acquisition-related permanent items line in the table above, as a portion of the revaluation gain was not tax effected.
Additionally, our effective income tax rates also deviate from the U.S. federal statutory rate of 35% primarily due to lower effective income tax rates applicable to our foreign businesses, driven by lower statutory income tax rates and tax planning impacts on statutory taxable income. The statutory income tax rates in the countries in Europe in which we operate range from 9% to 25%. Canada has a statutory income tax rate of approximately 26%.

	As of
	December 31, 2017	December 31, 2016
	(In millions)
Non-current deferred tax assets:
Compensation-related obligations	$10.3	$22.2
Pension and postretirement benefits	—	35.6
Foreign exchange gain/loss	21.0	—
Hedging	45.8	—
Tax credit carryforwards	23.6	13.0
Tax loss carryforwards	1,214.2	1,004.8
Accrued liabilities and other	28.3	46.1
Other	8.3	7.5
Valuation allowance	(1,077.7)	(901.7)
Total non-current deferred tax assets	$273.8	$227.5
Non-current deferred tax liabilities:
Fixed assets	69.4	72.5
Partnership investments	898.7	922.0
Foreign exchange gain/loss	—	43.0
Pension and postretirement benefits	2.7	—
Intangible assets	881.2	800.5
Hedging	—	13.8
Total non-current deferred tax liabilities	$1,852.0	$1,851.8
Net non-current deferred tax assets	—	—
Net non-current deferred tax liabilities	$1,578.2	$1,624.3
The overall decrease to net deferred tax liabilities of $46.1 million in 2017 is primarily attributable to the decrease in net deferred tax liabilities of $433.9 million due to the above mentioned impacts of the 2017 Tax Act. This decrease was partially offset by an increase in deferred tax liabilities in 2017 as a result of our 100% ownership of MillerCoors, which includes the amortization of goodwill and intangible assets resulting from the acquisition of the remaining 58% of MillerCoors for U.S. tax purposes. These impacts are reflected within the partnership investments line item above. Additionally, our deferred tax balances are also impacted by foreign exchange rates, as a significant amount of our deferred tax assets and liabilities are in foreign jurisdictions.
Separately, during 2017, we recorded additional tax loss carryforwards of $59.6 million in certain European jurisdictions. As the carryforwards were generated in jurisdictions where we do not have operations, we concluded that it was more likely than not that the net operating losses would not be realized, and thus recorded a full valuation allowance on the associated deferred tax assets. The recognition of these deferred tax assets and fully offsetting valuation allowance resulted in a zero net impact to the consolidated statement of operations, balance sheet and statement of cash flows. In addition, the increase in our total valuation allowance position in the current year was further driven significantly by the impacts of foreign exchange rates, as a significant portion of our valuation allowances relate to jurisdictions outside of the U.S.
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

We have deferred tax assets for U.S. tax carryforwards that expire between 2019 and 2037 of $35.8 million and $17.8 million at December 31, 2017, and December 31, 2016, respectively. We have foreign tax loss carryforwards that expire between 2018 and 2037 of $238.6 million and $151.0 million as of December 31, 2017, and December 31, 2016, respectively. We have foreign tax loss carryforwards that do not expire of $963.4 million and $849.0 million as of December 31, 2017, and December 31, 2016, respectively. The significant increase in foreign tax loss carryforwards is primarily driven by the tax loss carryforwards related to certain European jurisdictions specifically mentioned above, and for which a full valuation allowance exists, as well as the impact of foreign exchange rates.

	As of
	December 31, 2017	December 31, 2016
	(In millions)
Domestic net non-current deferred tax liabilities	$797.9	$925.5
Foreign net non-current deferred tax assets	32.5	42.0
Foreign net non-current deferred tax liabilities	812.8	740.8
Net non-current deferred tax liabilities	$1,578.2	$1,624.3
The 2017 and 2016 amounts above exclude $37.9 million and $32.7 million respectively, of unrecognized tax benefits that have been recorded as a reduction of non-current deferred tax assets, which is presented within non-current deferred tax liabilities due to jurisdictional netting on the consolidated balance sheets.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In millions)
Balance at beginning of year	$39.7	$39.5	$59.8
Additions for tax positions related to the current year	13.5	1.7	1.8
Additions for tax positions of prior years	13.6	—	2.2
Reductions for tax positions of prior years	—	—	(5.5)
Settlements	(12.8)	—	(0.9)
Release due to statute expiration and legislative changes	(14.6)	(2.3)	(9.6)
Foreign currency adjustment	2.5	0.8	(8.3)
Balance at end of year	$41.9	$39.7	$39.5
Our remaining unrecognized tax benefits as of December 31, 2017, relate to tax years that are currently open, and amounts may differ from those to be determined upon closing of the positions. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.
During 2018, we anticipate that approximately $1 million to $5 million of unrecognized tax benefits will be released due to settlements and closings of statutes of limitations in the U.S., Canada and Europe.

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
Reconciliation of unrecognized tax benefits balance	(In millions)
Estimated interest and penalties	$2.1	$5.7	$5.3
Offsetting positions	—	—	(3.7)
Unrecognized tax positions	41.9	39.7	39.5
Total unrecognized tax benefits	$44.0	$45.4	$41.1

Presented net against non-current deferred tax assets	$37.9	$32.7	$30.9
Current (included in accounts payable and other current liabilities)	—	3.0	1.8
Non-current (included within other liabilities)	6.1	9.7	8.4
Total unrecognized tax benefits	$44.0	$45.4	$41.1

Amount of unrecognized tax benefits that would impact the effective tax rate, if recognized(1)	$41.9	$39.7	$39.5

(1)	Amounts exclude the potential effects of valuation allowances, which may fully or partially offset the impact to the effective tax rate.
We file income tax returns in most of the federal, state and provincial jurisdictions in the U.S., Canada and various countries in Europe. Tax years through 2013 are closed in the U.S. In Canada, tax years through the year ended 2012 are closed or have been effectively settled through examination except for issues relating to intercompany cross-border transactions. The statute of limitations for intercompany cross-border transactions is closed through tax year 2008. Tax years through 2010 are closed for most countries in European jurisdictions with statutes of limitations varying from 3-8 years.

7. Special Items
We have incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these charges (benefits) as special items.

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In millions)
Employee-related charges
Restructuring	$2.6	$7.3	$8.3
OPEB curtailment and pension settlement(1)	(8.3)	10.5	—
Impairments or asset abandonment charges
U.S. - Asset abandonment(2)	14.5	2.7	—
Canada - Intangible asset impairment(3)	—	495.2	—
Canada - Asset abandonment(4)	14.4	5.0	25.1
Europe - Intangible asset impairment(3)	—	—	275.0
Europe - Asset abandonment(5)	9.5	10.8	27.5
International - Asset impairment and write-off(6)	—	30.8	3.2
Unusual or infrequent items
Europe - Flood loss (insurance reimbursement), net(7)	—	(9.3)	(2.4)
Termination fees and other (gains) losses
U.S. - Acquisition revaluation gain and reclassification of historical share of MillerCoors' AOCI(8)	—	(2,965.0)	—
Canada - Gain on sale of asset(4)	—	(110.4)	—
Europe - Gain on sale of asset(5)	(4.6)	—	—
Europe - Termination fee expense, net(9)	—	—	10.0
Total Special items, net	$28.1	$(2,522.4)	$346.7

(1)
During the first quarter of 2017, an OPEB curtailment gain of $2.9 million was recorded within special items in the Canada segment related to a plan amendment. Separately, during the fourth quarter of 2017, we purchased an annuity contract for our U.S. pension plan and we recognized a pension settlement gain of $5.4 million within special items.

(2)
During the third quarter of 2015, our U.S. business announced plans to close its brewery in Eden, North Carolina, in an effort to optimize the brewery footprint and streamline operations for greater efficiencies. Products produced in Eden were transitioned to other breweries in the U.S. supply chain network and the Eden brewery is now closed. For the year ended December 31, 2017, and the period October 11, 2016, through December 31, 2016, certain costs related to the closure of the brewery were recorded within special items.

(3)
During the fourth quarter of 2016 and third quarter of 2015, we recognized impairment charges related to indefinite-lived intangible assets in Canada and Europe, respectively. See Note 11, "Goodwill and Intangible Assets" for further discussion.

(4)
As part of our ongoing strategic review of our Canadian supply chain network, during 2016 we completed the sale of our Vancouver brewery, resulting in net cash proceeds received of CAD 183.1 million ($140.8 million), and recognized a gain of $110.4 million within special items. In conjunction with the sale of the brewery, we agreed to leaseback the existing property to continue operations on an uninterrupted basis while our new brewery is being constructed. We have evaluated this transaction pursuant to the accounting guidance for sale-leaseback transactions, and concluded that the relevant criteria had been met for full gain recognition. Additionally, during 2017, 2016 and 2015, we incurred other abandonment charges, consisting primarily of accelerated depreciation charges in excess of normal depreciation, related to the planned closure of the Vancouver brewery, which is currently expected to occur in the third quarter of 2019.

Additionally, in the third quarter of 2017, as a result of the continuation of this strategic review, we announced the plan to build a more efficient and flexible brewery in the greater Montreal area. As a result of this decision, we have begun to develop plans to transition out of our existing Montreal brewery. Accordingly, we incurred accelerated depreciation charges associated with the existing brewery closure in the second half of 2017, of which the amount in excess of normal depreciation is recorded within special items. We expect to incur additional charges, including estimated accelerated depreciation charges in excess of normal depreciation of approximately CAD 89 million, through final closure of the brewery, which is currently expected to occur in 2021. However, due to the uncertainty inherent in our estimates, these estimated future accelerated depreciation charges as well as the timing of the brewery closure are subject to change.
Separately, during 2015 we recorded accelerated depreciation charges in excess of our normal depreciation related to the closures of bottling lines within our Vancouver and Toronto breweries also as part of our ongoing strategic review of our Canadian supply chain network.

(5)
As a result of our continued strategic review of our European supply chain network, during 2017, 2016 and 2015, we incurred charges consisting primarily of accelerated depreciation in excess of normal depreciation related to the planned closure of our Burton South brewery. Additionally, as part of this review, related to the closures of our Plovdiv brewery in Bulgaria and Alton brewery in the U.K., during 2017, 2016 and 2015, we recorded asset abandonment related special charges, which includes accelerated depreciation in excess of normal depreciation in 2015.

Separately, during 2017 we completed the sale of land related to our previously closed Plovdiv brewery and received net cash proceeds of $8.2 million and recognized a gain of $4.6 million within special items.

(6)
Based on an interim impairment assessment performed during the second quarter of 2016, which was triggered by the enactment of total alcohol prohibition in the state of Bihar, India on April 5, 2016, we recorded an impairment loss in the second quarter of 2016. See Note 11, "Goodwill and Intangible Assets" for additional details.

During the second quarter of 2015, we announced our decision to substantially restructure our business in China and consequently, recognized asset write-off charges, including accelerated depreciation in excess of our normal depreciation in 2015. We also recognized employee-related charges within our International segment following this decision and as a result of this action, employment levels were reduced by approximately 125 full-time employees.

(7)
During the third quarter of 2016, we received the final settlement of insurance proceeds related to losses incurred by our Europe business from flooding in Serbia, Bosnia and Croatia that occurred during 2014. During 2015, we recorded income from insurance proceeds for insurance proceeds received related to significant flooding in Czech Republic that occurred during 2013.

(8)
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
Restructuring Activities
Beginning in 2016, restructuring initiatives related to the integration of MillerCoors after the completion of the Acquisition were implemented in order to operate a more efficient business and achieve cost saving targets which to-date resulted in reduced employment levels by approximately 93 employees. Total restructuring costs related to integration initiatives were $1.6 million in 2017 and $9.3 million in 2016, representing the majority of the charges within the table below by segment. Severance costs related to these restructuring activities were recorded as special items within our consolidated statements of operations. As we continually evaluate our cost structure and seek opportunities for further efficiencies and cost savings as part of these initiatives, we may incur additional restructuring related charges in the future, however, we are unable to estimate the amount of charges at this time.

We have continued our ongoing assessment of our supply chain strategies across our segments in order to align with our cost saving objectives. As part of this strategic review, which began in 2014, we have had restructuring activities related to the closure of the Alton and Plovdiv breweries and our current planned closures of the Vancouver and Burton South breweries. As a result, we have reduced employment levels by a total of 406 employees, of which 334 and 72 relate to 2015 and 2014 restructuring programs, respectively. Consequently, we recognized severance and other employee-related charges, which we have recorded as special items within our consolidated statements of operations. We will continue to evaluate our supply chain network and seek opportunities for further efficiencies and cost savings, and we therefore may incur additional restructuring related charges or adjustments to previously recorded charges in the future, however, we are unable to estimate the amount of charges at this time.
The accrued restructuring balances represent expected future cash payments required to satisfy the remaining severance obligations to terminated employees, the majority of which we expect to be paid in the next 12 months.

	U.S.	Canada	Europe	International	Corporate	Total
	(In millions)
Balance at December 31, 2014	$—	$3.8	$11.5	$—	$0.2	$15.5
Charges incurred	—	2.1	4.2	3.2	—	9.5
Payments made	—	(3.1)	(8.5)	(1.9)	(0.2)	(13.7)
Changes in estimates	—	—	(1.2)	—	—	(1.2)
Foreign currency and other adjustments	—	(0.5)	(0.4)	—	—	(0.9)
Balance at December 31, 2015	$—	$2.3	$5.6	$1.3	$—	$9.2
Balance assumed in Acquisition	6.9	—	—	—	—	6.9
Charges incurred	3.2	4.0	1.2	0.3	0.7	9.4
Payments made	(5.0)	(0.4)	(1.2)	(1.4)	—	(8.0)
Changes in estimates	—	—	(2.1)	—	—	(2.1)
Foreign currency and other adjustments	—	—	(0.7)	—	—	(0.7)
Balance at December 31, 2016	$5.1	$5.9	$2.8	$0.2	$0.7	$14.7
Charges incurred and changes in estimates	0.8	—	0.1	1.6	0.1	2.6
Payments made	(5.3)	(1.9)	(1.3)	(1.6)	(0.8)	(10.9)
Foreign currency and other adjustments	—	0.3	0.2	—	—	0.5
Balance at December 31, 2017	$0.6	$4.3	$1.8	$0.2	$—	$6.9

8. Stockholders' Equity
Changes to the number of shares of capital stock issued were as follows:

	Common stock issued		Exchangeable shares issued
	Class A	Class B(1)	Class A	Class B
	(Share amounts in millions)
Balance at December 31, 2014	2.6	169.9	2.9	17.6
Shares issued under equity compensation plans	—	1.0	—	—
Shares exchanged for common stock	—	1.6	—	(1.6)
Balance at December 31, 2015	2.6	172.5	2.9	16.0
Shares issued from public offering	—	29.9	—	—
Shares issued under equity compensation plans	—	0.5	—	—
Shares exchanged for common stock	—	0.8	—	(0.8)
Balance at December 31, 2016	2.6	203.7	2.9	15.2
Shares issued under equity compensation plans	—	0.5	—	—
Shares exchanged for common stock	—	0.5	—	(0.5)
Balance at December 31, 2017	2.6	204.7	2.9	14.7

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
Voting Rights
Each holder of record of Class A common stock, Class B common stock, Class A exchangeable shares and Class B exchangeable shares is entitled to one vote for each share held, without the ability to cumulate votes on the election of directors. Our Class B common stock has fewer voting rights than our Class A common stock and holders of our Class A common stock have the ability to effectively control or have a significant influence over company actions requiring stockholder approval. Specifically, holders of Class B common stock voting together as a single class have the right to elect three directors of the Molson Coors Board of Directors, as well as the right to vote on certain additional matters as outlined in the Restated Certificate of Incorporation (as amended, the “Certificate”), such as merger agreements that require approval under applicable law, sales of all or substantially all of the our assets to unaffiliated third parties, proposals to dissolve MCBC, and certain amendments to the Certificate that require approval under applicable law, each as further described and limited by the Certificate. The Certificate also provides that holders of Class A common stock and Class B common stock shall vote together as a single class, on an advisory basis, on any proposal to approve the compensation of MCBC's named executive officers.
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
As a result of the Acquisition, we suspended the share repurchase program and thus, there have been no shares of Class A or Class B common stock repurchased in 2017 or 2016. During 2015, we purchased approximately 2 million shares of our Class B common stock under the share repurchase program for an aggregate of approximately $150 million.

9. Earnings Per Share
Net income (loss) from continuing operations, net income (loss) attributable to MCBC and related basic and diluted per share amounts for 2016 and 2015 have been revised to reflect the retrospective application of our change in accounting policy as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies".
Basic EPS was computed using the weighted-average number of shares of common stock outstanding during the period. Diluted EPS includes the additional dilutive effect of our potentially dilutive securities, which include RSUs, DSUs, PSUs, stock options and SOSARs. The dilutive effects of our potentially dilutive securities are calculated using the treasury stock method.

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In millions, except per share amounts)
Amounts attributable to Molson Coors Brewing Company:
Net income (loss) from continuing operations	$1,412.7	$1,995.8	$391.3
Income (loss) from discontinued operations, net of tax	1.5	(2.8)	3.9
Net income (loss) attributable to Molson Coors Brewing Company	$1,414.2	$1,993.0	$395.2
Weighted-average shares for basic EPS	215.4	212.0	185.3
Effect of dilutive securities:
RSUs, DSUs, and PSUs	0.6	0.8	0.7
Stock options and SOSARs	0.5	0.6	0.4
Weighted-average shares for diluted EPS	216.5	213.4	186.4
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$6.56	$9.41	$2.11
From discontinued operations	0.01	(0.01)	0.02
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$6.57	$9.40	$2.13
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$6.52	$9.35	$2.10
From discontinued operations	0.01	(0.01)	0.02
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$6.53	$9.34	$2.12
Dividends declared and paid per share	$1.64	$1.64	$1.64
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

The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on diluted EPS:

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In millions)
RSUs, stock options and SOSARs	0.3	0.1	0.1
Class B Common Stock Equity Issuance
On February 3, 2016, we completed an underwritten public offering of our Class B common stock to partially fund the Acquisition, which increased the number of Class B common shares issued and outstanding by 29.9 million shares, and received proceeds of approximately $2.5 billion, net of issuance costs. See Note 8, "Stockholders' Equity" for further discussion.
10. Properties

	As of
	December 31, 2017	December 31, 2016
	(In millions)
Land and improvements	$363.9	$304.7
Buildings and improvements	930.6	853.1
Machinery and equipment	3,910.6	3,513.8
Returnable containers	356.2	321.7
Furniture and fixtures	360.5	313.5
Software	310.4	282.7
Natural resource properties	3.8	3.8
Construction in progress	534.3	413.4
Total properties cost	6,770.3	6,006.7
Less: accumulated depreciation	(2,096.6)	(1,499.3)
Properties, net	$4,673.7	$4,507.4
Depreciation expense was $590.7 million, $306.3 million and $284.5 million in 2017, 2016 and 2015, respectively. Loss and breakage expense related to our returnable containers, included in the depreciation expense amounts noted above, was $46.9 million, $33.0 million and $33.3 million in 2017, 2016 and 2015, respectively, and is classified within cost of goods sold in the consolidated statements of operations. Additionally, the previously mentioned depreciation expense for 2017, 2016 and 2015 includes accelerated depreciation of $20.5 million, $12.4 million and $49.4 million respectively, associated with brewery and bottling line closures, and is classified within special items in the consolidated statements of operations. See Note 7, "Special Items" for further discussion as well as details around facility closures.

11. Goodwill and Intangible Assets

	U.S.	Canada	Europe	International	Consolidated
	(In millions)
Balance at December 31, 2015	$—	$551.4	$1,408.7	$23.2	$1,983.3
Business acquisition(1)	6,415.6	—	—	(0.6)	6,415.0
Impairment related to India reporting unit(2)	—	—	—	(15.7)	(15.7)
Foreign currency translation	—	16.2	(148.2)	(0.5)	(132.5)
Balance at December 31, 2016	$6,415.6	$567.6	$1,260.5	$6.4	$8,250.1
Adjustments to preliminary purchase price allocation and synergy allocation(1)	(487.1)	295.0	100.0	—	(92.1)
Business acquisition(3)	—	13.8	—	—	13.8
Foreign currency translation	—	55.7	177.5	0.5	233.7
Balance at December 31, 2017	$5,928.5	$932.1	$1,538.0	$6.9	$8,405.5

(1)
    On October 11, 2016, we completed the Acquisition and estimated preliminary goodwill of approximately $6.4 billion, which was initially allocated to our U.S. segment. During 2017, we recorded adjustments to our preliminary purchase price allocation resulting in a net decrease in goodwill of $92.1 million. Separately, early in the fourth quarter of 2017, and prior to the completion of the one year measurement period, we completed the allocation of goodwill to our reporting units, resulting in $295.0 million and $100.0 million allocated to the Canada and Europe reporting units, respectively, as of October 11, 2016. Refer to Note 4, "Acquisition and Investments" for further details.

In addition, the goodwill adjustment for 2016 reflects the final purchase price accounting adjustment associated with the April 1, 2015, acquisition of Mount Shivalik Breweries Ltd ("Mount Shivalik"), a regional brewer in India and is included within the India reporting unit of our International segment.

(2)
The International segment's goodwill impairment loss for 2016 resulted from an interim goodwill impairment assessment for the India reporting unit performed during the second quarter of 2016, triggered by the enactment of total alcohol prohibition in the state of Bihar, India on April 5, 2016.

(3)
During the fourth quarter of 2017, we completed the acquisition of Le Trou du Diable, a craft brewer located in Quebec. As part of the preliminary purchase price accounting in the fourth quarter of 2017, goodwill generated in conjunction with this acquisition has been recorded within our Canada segment, subject to normal purchase accounting adjustments.

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2017:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$5,215.3	$(516.0)	$4,699.3
License agreements and distribution rights	15 - 28	236.3	(103.9)	132.4
Other	2 - 40	148.3	(42.4)	105.9
Intangible assets not subject to amortization:
Brands	Indefinite	8,216.6	—	8,216.6
Distribution networks	Indefinite	804.7	—	804.7
Other	Indefinite	337.6	—	337.6
Total		$14,958.8	$(662.3)	$14,296.5

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2016:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$4,876.3	$(288.2)	$4,588.1
License agreements and distribution rights	15 - 28	225.9	(89.4)	136.5
Other	2 - 40	129.3	(26.4)	102.9
Intangible assets not subject to amortization:
Brands	Indefinite	8,114.2	—	8,114.2
Distribution networks	Indefinite	752.6	—	752.6
Other	Indefinite	337.6	—	337.6
Total		$14,435.9	$(404.0)	$14,031.9
The changes in the gross carrying amounts of intangibles from December 31, 2016, to December 31, 2017, are primarily driven by the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies.
Based on foreign exchange rates as of December 31, 2017, the estimated future amortization expense of intangible assets is as follows:

Year	Amount
(In millions)
2018	$224.7
2019	223.8
2020	222.8
2021	217.4
2022	213.3
Amortization expense of intangible assets was $222.1 million, $82.1 million, and $29.9 million for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively. The increase in amortization expense in 2016 and 2017 is primarily attributable to the addition of U.S. definite-lived intangible asset amortization following the completion of the Acquisition, as well as the reclassification of the Molson core brand intangible assets from indefinite to definite-lived following the completion of our annual impairment test as of October 1, 2016. This expense is primarily presented within marketing, general and administrative expenses.
We completed our required annual goodwill and indefinite-lived intangible impairment testing as of October 1, 2017, the first day of our fourth quarter, and concluded there were no impairments of goodwill within our U.S., Europe, Canada or India reporting units. Further, there were no impairments of our other indefinite-lived intangible assets as a result of the annual review process.
Reporting Units and Goodwill
As of the date of our annual impairment test, performed as of October 1, 2017, the operations in each of the specific regions within our U.S., Canada, Europe and International segments are considered components based on the availability of discrete financial information and the regular review by segment management. We have concluded that the components within the U.S., Canada and Europe segments each meet the criteria as having similar economic characteristics and therefore have aggregated these components into the U.S., Canada and Europe reporting units, respectively. Additionally, we determined that the components within our International segment do not meet the criteria for aggregation, and therefore, the operations of our India business constitute a separate reporting unit at the component level.
The fair value of the U.S., Europe and Canada reporting units were estimated at approximately 28%, 18% and 26% in excess of carrying value, respectively, as of the October 1, 2017, testing date. The U.S. reporting unit was not tested for impairment in the prior year, as the Acquisition was completed after our annual October 1st test date. In the current year testing, it was determined that the fair value of the U.S. reporting unit sufficiently exceeded its carrying value approximately one year following the Acquisition. The excess of the fair value over the carrying value of the Europe reporting unit slightly improved from the prior year. The improvement in the current year was driven by positive volume and revenue growth throughout 2017, as well as the benefit of incremental cost savings and synergies, which positively impacted the forecasted future cash flows of the Europe reporting unit. The fair value of our Canada reporting unit declined slightly from the prior year, as the reporting unit continued to face challenging market dynamics during the year, including continued performance declines within the Molson and Coors Light core brands, resulting in a reduction of forecasted results in comparison to the prior year. These declines were slightly offset by incremental cost savings initiatives included in the current year forecast. The fair value of the India reporting unit slightly improved from the prior year, as the economic outlook for the reporting unit continues to improve.
Although the fair value of each of our reporting units was determined to be sufficiently in excess of its respective carrying value as of the October 1, 2017, testing date, the fair value determinations are sensitive to further unfavorable changes in forecasted cash flows, macroeconomic conditions, market multiples or discount rates that could have an adverse impact.
See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion of our determination of reporting units for purposes of goodwill impairment testing.
Indefinite-Lived Intangibles
The Coors and Miller indefinite-lived brands in the U.S. were recognized at their fair values upon completion of the Acquisition on October 11, 2016. Following the completion of our annual impairment testing as of October 1, 2017, the fair value of the Coors and Miller brand families were determined to be sufficiently in excess of their carrying values.
The fair value of the Coors Light brand distribution rights in Canada continues to be sufficiently in excess of its carrying value as of the testing date. Separately, during 2016, we recorded an aggregate impairment charge to the Molson core indefinite-lived brand asset of $495.2 million. The impairment charge was the result of a continued decline in performance of the Molson core brand asset throughout 2016, which drove a downward shift in management's forecast, along with a challenging market dynamic and competitive conditions that were not expected to subside in the near-term. At that time, we also reassessed the brand's indefinite-life classification and determined that the Molson core brands had characteristics that indicated a definite-life assignment was more appropriate, including prolonged weakness in consumer demand driven by increased economic and competitive pressures. Given these factors resulted in sustained declines in brand performance, and it was unclear when these ongoing pressures on the brands would subside, these brands were reclassified as definite-lived intangible assets as of October 1, 2016, and are being amortized over their remaining useful lives ranging from 30 to 50 years.
Our Europe indefinite-lived intangibles' fair values, including the Staropramen and Carling brands, continue to be sufficiently in excess of their respective carrying values as of the annual testing date. During 2015, we also recognized impairment charges on certain European indefinite-lived brands of $275.0 million. These brands were reclassified as definite-lived intangible assets as of September 30, 2015, and are being amortized over their remaining useful lives ranging from 30 to 50 years.
We utilized Level 3 fair value measurements in our impairment analysis of our indefinite-lived intangible brand assets, which utilizes an excess earnings approach to determine the fair values of the assets as of the testing date. The future cash flows used in the analysis are based on internal cash flow projections based on our long range plans and include significant assumptions by management as noted below. Separately, we assessed qualitative factors to determine whether it was more likely than not that the fair value of our water rights, an indefinite-lived intangible asset, was greater than its carrying amount and determined that a full quantitative analysis was not necessary.
Key Assumptions
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

Based on known facts and circumstances, we evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual assessment and incorporate into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses. For example, subsequent to the completion of our annual impairment testing, we considered the implications of the enactment of the 2017 Tax Act on our U.S. reporting unit and indefinite-lived brand valuations. The results of our preliminary analysis indicated that the implications are expected to be favorable, keeping all other assumptions constant.
While historical performance and current expectations have resulted in fair values of our reporting units and indefinite-lived intangible assets in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
Definite-Lived Intangibles
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying assets for potential triggering events suggesting an impairment review should be performed. Excluding the definite-lived intangible asset impairment charge associated with the triggering event which occurred in Bihar, India in 2016 further discussed below, no such triggering events that resulted in an impairment charge were identified in 2017, 2016, or 2015.
India Triggering Event and Interim Impairment Assessment
In the fourth quarter of 2015, a newly elected government in the state of Bihar, India announced plans to ban the sale of "country" liquor and to limit the sale of other forms of alcohol, such as beer, to certain government owned outlets, effective April 1, 2016. On April 5, 2016, four days after the start of the ban on "country" liquor, the government of the state of Bihar announced immediate changes to the ban, implementing a complete prohibition of the sale and consumption of all forms of alcohol. Due to this triggering event, and as the expected length of the prohibition was unclear and was expected to remain in effect for the foreseeable future, we performed an interim impairment assessment for the impacted tangible assets, intangible assets and the India reporting unit goodwill. Specifically, upon identification of the triggering event we completed step one of the goodwill impairment test comparing the fair value of the India reporting unit to its carrying value using a combination of discounted cash flow analyses and market approaches, which resulted in the need to complete step two. Upon completion of step two, we recorded an impairment of tangible assets of $11.0 million and impairment of goodwill and definite-lived intangibles of $19.8 million within special items during the second quarter of 2016. The remaining goodwill attributable to the India reporting unit of $6.9 million, based on foreign exchange rates at December 31, 2017, is associated with cash flows in other states in India, where alcohol sales are not prohibited. We continue to monitor legal proceedings impacting the regulatory environment as it relates to our ability to resume operations in the state. In addition, if the facts or circumstances associated with the expected collectibility of certain Bihar receivables due from the government of approximately $3 million, based on foreign exchange rates at December 31, 2017, adversely change or if future cash flows are adversely impacted relative to the projected cash flows used in the impairment analysis, we may incur additional impairment or other losses in future periods.

12. Debt
Debt Obligations

	As of
	December 31, 2017	December 31, 2016
	(In millions)
Senior notes:
CAD 500 million 3.95% Series A notes due 2017	$—	$372.0
CAD 400 million 2.25% notes due 2018(1)	318.2	297.6
CAD 500 million 2.75% notes due 2020(1)	397.7	372.0
CAD 500 million 2.84% notes due 2023(2)	397.7	372.0
CAD 500 million 3.44% notes due 2026(2)	397.7	372.0
$300 million 2.0% notes due 2017(3)	—	300.2
$500 million 1.45% notes due 2019(2)	500.0	500.0
$500 million 1.90% notes due 2019(4)	498.5	—
$500 million 2.25% notes due 2020(4)	498.2	—
$1.0 billion 2.10% notes due 2021(2)	1,000.0	1,000.0
$500 million 3.5% notes due 2022(3)	512.2	515.0
$2.0 billion 3.0% notes due 2026(2)	2,000.0	2,000.0
$1.1 billion 5.0% notes due 2042(3)	1,100.0	1,100.0
$1.8 billion 4.2% notes due 2046(2)	1,800.0	1,800.0
EUR 500 million notes due 2019(4)	600.3	—
EUR 800 million 1.25% notes due 2024(2)	960.4	841.4
Term loans(5)	—	2,300.0
Other long-term debt	22.1	2.2
Less: unamortized debt discounts and debt issuance costs	(75.9)	(85.0)
Total long-term debt (including current portion)	10,927.1	12,059.4
Less: current portion of long-term debt	(328.4)	(671.7)
Total long-term debt	$10,598.7	$11,387.7

Short-term borrowings:
Commercial paper program(6)	$379.0	$—
Other short-term borrowings(7)	7.4	13.1
Current portion of long-term debt	328.4	671.7
Current portion of long-term debt and short-term borrowings	$714.8	$684.8

(1)
On September 18, 2015, Molson Coors International, L.P., a Delaware limited partnership and wholly-owned subsidiary of MCBC ("Molson Coors International L.P."), issued CAD 500 million 2.75% notes due September 18, 2020 ("CAD 500 million notes"), and CAD 400 million 2.25% notes due September 18, 2018 ("CAD 400 million notes", and together with the CAD 500 million notes, the "2015 Notes"). Prior to issuing the 2015 Notes, we entered into forward starting interest rate swap agreements to hedge the interest rate volatility on CAD 600 million of the 2015 Notes beginning in the second quarter of 2014. At the time of the issuance of the 2015 Notes, the government of Canada bond rates were trading at a yield lower than that locked in by the interest rate swaps, resulting in an aggregate realized loss of CAD 39.2 million ($29.5 million at settlement), which was recorded in other comprehensive income. A portion of this loss is being amortized into interest expense over the 5-year and 3-year terms of the respective 2015 Notes and will increase our effective cost of borrowing compared to the stated coupon rates by 0.65% on the CAD 500 million notes and 0.16% on the CAD 400 million notes. The remaining portion of the loss will be amortized on future debt issuances covering the full 10-year term of the interest rate swap agreements. The cash payment associated with the settlement of the forward starting interest rate swap agreements was recorded as an operating outflow within the other assets and liabilities line item on the consolidated statement of cash flows. See Note 17, "Derivative Instruments and Hedging Activities" for further details on the forward starting interest rate swaps.

(2)
On July 7, 2016, MCBC issued approximately $5.3 billion senior notes with portions maturing from July 15, 2019, through July 15, 2046 ("2016 USD Notes"), and EUR 800.0 million senior notes maturing July 15, 2024 ("2016 EUR Notes"), and Molson Coors International L.P., completed a private placement of CAD 1.0 billion senior notes maturing July 15, 2023, and July 15, 2026 ("2016 CAD Notes"), in order to partially fund the financing of the Acquisition (2016 USD Notes, 2016 EUR Notes and 2016 CAD notes, collectively, the "2016 Notes"). These issuances resulted in total proceeds of approximately $6.9 billion, net of underwriting fees and discounts of $36.5 million and $17.7 million, respectively. Total debt issuance costs capitalized in connection with these notes including underwriting fees, discounts and other financing related costs, were approximately $65 million and are being amortized over the respective terms of the 2016 Notes. The 2016 Notes began accruing interest upon issuance, with semi-annual payments due on the 2016 USD Notes and 2016 CAD Notes in January and July beginning in 2017, and annual interest payments due on the 2016 EUR Notes in July beginning in 2017.

Prior to issuing the 2016 EUR Notes and the 2016 CAD Notes, we entered into foreign currency forward agreements to economically hedge the foreign currency exposure of a portion of the respective notes, which were subsequently settled on July 7, 2016, concurrent with the issuance of the 2016 Notes. Additionally, upon issuance we designated the EUR Notes as a net investment hedge of our Europe business. See Note 17, "Derivative Instruments and Hedging Activities" for further details.
In order to maximize the yield on the cash received from the issuance of the 2016 Notes and the February 3, 2016, equity issuance, while maintaining the ability to readily access these funds, MCBC strategically invested the proceeds in various fixed rate deposit and money market accounts with terms of three months or less in anticipation of the Acquisition. Accordingly, we recorded interest income of $19.0 million for the year ended December 31, 2016, within interest income (expense). The proceeds from our 2016 Notes and February 3, 2016, equity issuance were used to partially fund the Acquisition on October 11, 2016.

(3)
On May 3, 2012, we issued approximately $1.9 billion of senior notes with portions maturing in 2017, 2022 and 2042. The 2017 senior notes were issued in an initial aggregate principal amount of $300 million at 2.0% interest and matured on May 1, 2017 ("$300 million notes"). The 2022 senior notes were issued in an initial aggregate principal amount of $500 million at 3.5% interest and will mature on May 1, 2022 ("$500 million notes"). The 2042 senior notes were issued in an initial aggregate principal amount of $1.1 billion at 5.0% interest and will mature on May 1, 2042. The issuance resulted in total proceeds, before expenses, of approximately $1.9 billion, net of underwriting fees and discounts of $14.7 million and $4.6 million, respectively. Total debt issuance costs capitalized in connection with these senior notes, including the underwriting fees and discounts, were approximately $18.0 million and are being amortized over the term of the notes. During the second quarter of 2017, we repaid our $300 million notes using commercial paper.

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
In the first quarter of 2015, we also entered into a cross currency swap with a total notional of EUR 265 million ($300 million upon execution) in order to hedge a portion of the foreign currency translational impacts of our European investment. As a result of this cross currency swap and the above mentioned interest rate swaps, we economically converted the $300 million and associated interest to a floating rate EUR denomination. During the fourth quarter of 2015, we voluntarily cash settled the EUR 265 million notional cross currency swap associated with the $300 million notes simultaneously with the voluntary settlement of the interest rate swaps discussed previously resulting in a separate cash inflow of $16.0 million. See Note 17, "Derivative Instruments and Hedging Activities" for further details.

(4)
On March 15, 2017, MCBC issued approximately $1.5 billion of senior notes, consisting of $500.0 million 1.90% senior notes due March 15, 2019, and $500.0 million 2.25% senior notes due March 15, 2020 (collectively, the "2017 USD Notes") and EUR 500.0 million floating rate senior notes due March 15, 2019 ("2017 EUR Notes") (2017 USD Notes and 2017 EUR Notes, collectively, the "2017 Notes"). We bear quarterly interest on the 2017 EUR Notes at the rate of 0.35% plus three-month EURIBOR. These issuances resulted in total proceeds of approximately $1.5 billion, net of underwriting fees and discounts of $3.1 million and $0.7 million, respectively. Total debt issuance costs capitalized in connection with these notes, including underwriting fees, discounts and other financing related costs, were $6.1 million and are being amortized over the respective terms of the 2017 Notes. The 2017 Notes began accruing interest upon issuance, with quarterly payments due on the 2017 EUR Notes beginning June 15, 2017, and semi-annual payments due on the 2017 USD Notes beginning September 15, 2017. The proceeds from our 2017 Notes were used to repay our term loans, as further described below.

In the first quarter of 2017, we entered into interest rate swaps to economically convert our fixed rate 2017 USD Notes to floating rate debt. As a result of these hedge programs, the carrying value of the $500.0 million 1.90% notes and $500.0 million 2.25% notes were adjusted for fair value movements attributable to the benchmark interest rate. During the fourth quarter of 2017, we settled these interest rate swaps, at which time we ceased adjusting the carrying value of the 2017 USD Notes for the fair value of these swaps. At the time of termination, cumulative adjustments to the carrying value of the notes were losses of $1.6 million on the $500.0 million 1.90% notes and $1.9 million on the $500.0 million 2.25% notes. Beginning in the fourth quarter of 2017, we began amortizing these cumulative adjustments to interest expense over the remaining term of each respective note and will accordingly increase the annual effective interest rate for the $500.0 million 1.90% notes and $500.0 million 2.25% notes for the remaining term of the notes by 0.24% and 0.17%, respectively. The impact of these swaps including amortization resulted in an effective interest rate on the $500.0 million 1.90% notes and $500.0 million 2.25% notes of 1.65% and 1.83%, respectively, for 2017. The fair value adjustments and subsequent amortization have been excluded from the aggregate principal debt maturities table presented below.
Prior to issuing the 2017 EUR Notes, we entered into foreign currency forward agreements to economically hedge the foreign currency exposure of a portion of the respective notes, which were subsequently settled on March 15, 2017, concurrent with the issuance of the 2017 EUR Notes. Additionally, upon issuance we designated the 2017 EUR Notes as a net investment hedge of our Europe business. See Note 17, "Derivative Instruments and Hedging Activities" for further details.

(5)
In anticipation of the Acquisition, we entered into a term loan agreement during the fourth quarter of 2015, by and among the Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent. The term loan agreement provided for total term loan commitments of $1.5 billion in a 3-year tranche and $1.5 billion in a 5-year tranche, for an aggregate principal amount of $3.0 billion. On October 11, 2016, in connection with the closing of the Acquisition, we borrowed $1.0 billion under the 3-year tranche and $1.5 billion under the 5-year tranche, for an aggregate principal amount of $2.5 billion. The proceeds were used to partially fund the Acquisition. Total debt issuance costs capitalized in connection with these term loans were $8.7 million and were amortized to interest expense over each tranche's respective terms. The term loans had monthly interest at the rate of 1.50% plus one-month LIBOR. The term loans were fully repaid as of July 19, 2017.

(6)
As of December 31, 2017, we had total outstanding borrowings under our commercial paper program of $379.0 million at a weighted-average effective interest rate and tenor of 1.84% and 45 days, respectively. There were no outstanding borrowings under our commercial paper program as of December 31, 2016. During the third quarter of 2017, we increased the size of our commercial paper program to a maximum of $1.5 billion. We used proceeds from the commercial paper to make repayments of our notes upon maturity as well as fund working capital needs.

(7)
As of December 31, 2017, we had $1.2 million in bank overdrafts and $37.8 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $36.6 million. As of December 31, 2016, we had $2.6 million in bank overdrafts and $18.0 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $15.4 million.

We had total outstanding borrowings of $3.2 million and $7.0 million under our two JPY overdraft facilities as of December 31, 2017, and December 31, 2016, respectively. In addition, we have GBP and CAD lines of credit under which we had no outstanding borrowings as of December 31, 2017, or December 31, 2016. A summary of our short-

term facility availability is presented below. See Note 19, "Commitments and Contingencies" for further discussion related to letters of credit.
•JPY 900 million overdraft facility at Japan base rate plus 0.45%
•JPY 500 million overdraft facility at Japan base rate plus 0.35%
•CAD 30 million line of credit at USD Prime or CAD Prime depending on the borrowing currency
•GBP 20 million line of credit consisting of a GBP 10 million overdraft facility at GBP LIBOR plus 1.5%

•	GBP 10 million uncommitted money market facility
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of December 31, 2017, and December 31, 2016, the fair value of our outstanding long-term debt (including current portion of long-term debt) was approximately $11.2 billion and $12.0 billion, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility
On July 7, 2017, we entered into a 5-year, $1.5 billion revolving multi-currency credit facility, which provides a $150 million sub-facility available for the issuance of letters of credit. This $1.5 billion revolving credit facility replaced our $750 million revolving credit facility, which would have matured in the second quarter of 2019. In connection with the new revolving credit facility, we increased the size of our existing commercial paper program to a maximum aggregate amount outstanding at any time of $1.5 billion. Concurrent with these transactions, in the third quarter of 2017, we incurred $3.4 million of issuance costs related to the $1.5 billion revolving credit facility, which are being amortized over the term of the agreement.
As of December 31, 2017, we had approximately $1.1 billion available to draw under our $1.5 billion revolving multi-currency credit facility, as the borrowing capacity is reduced by borrowings under our commercial paper program. We have no other borrowings drawn on this revolving credit facility as of December 31, 2017.
Additionally, under the new $1.5 billion revolving credit facility, the maximum leverage ratio has changed from 5.75x debt to EBITDA, with a decline to 3.75x debt to EBITDA in the fourth year following the closing of the Acquisition, to a maximum leverage ratio of 5.75x debt to EBITDA, with a decline to 4.00x debt to EBITDA as of the last day of the fiscal quarter ending December 31, 2020.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include customary events of default and specified representations and warranties and covenants, including, among other things, covenants that restrict our ability to incur certain additional priority indebtedness, create or permit liens on assets, or engage in mergers or consolidations. As of December 31, 2017, and December 31, 2016, we were in compliance with all of these restrictions and have met all debt payment obligations. All of our outstanding senior notes as of December 31, 2017, rank pari-passu.
As of December 31, 2017, the aggregate principal debt maturities of long-term debt and short-term borrowings, based on foreign exchange rates at December 31, 2017, for the next 5 years are as follows:

Year	Amount
(In millions)
2018	$715.2
2019	1,609.8
2020	897.7
2021	1,000.0
2022	500.0
Thereafter	6,657.8
Total	$11,380.5

Interest

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In millions)
Interest incurred	$351.8	$272.2	$121.1
Interest capitalized	(2.5)	(0.6)	(0.8)
Interest expensed	$349.3	$271.6	$120.3

13. Inventories

	As of
	December 31, 2017	December 31, 2016
	(In millions)
Finished goods	$222.3	$213.8
Work in process	85.2	81.6
Raw materials	231.7	238.5
Packaging materials	52.3	58.8
Inventories, net	$591.5	$592.7
14. Share-Based Payments
We have one share-based compensation plan, the MCBC Incentive Compensation Plan (the "Incentive Compensation Plan"), as of December 31, 2017, and all outstanding awards fall under this plan.
Molson Coors Brewing Company Incentive Compensation Plan
We issue the following types of awards related to shares of Class B common stock to certain directors, officers, and other eligible employees, pursuant to the Incentive Compensation Plan: RSUs, DSUs, PSUs, and stock options.
RSU awards are issued based upon the market value equal to the price of our stock at the date of the grant and vest over a period of three years. In 2017, 2016 and 2015, we granted 0.3 million, 0.2 million and 0.2 million RSUs, respectively, with a weighted-average market value of $92.02, $92.95 and $71.45 each, respectively. Prior to vesting, RSUs have no voting rights.
DSU awards, under the Directors' Stock Plan pursuant to the Incentive Compensation Plan, are elections made by non-employee directors of MCBC that enable them to receive all or one-half of their annual cash retainer payments in our stock. The deferred stock unit awards are issued at the market value equal to the closing price on the date of the grant. The DSUs are paid in shares of stock upon termination of service. Prior to vesting, DSUs have no voting rights. In 2017, 2016 and 2015, we granted a small number of DSUs with a weighted-average market value of $86.06, $100.60 and $79.34 per share, respectively.
As part of our annual grant in the first quarter of 2017, 2016 and 2015 we granted PSUs. PSUs are granted with a target value established at the date of grant and vest upon completion of a service requirement. The settlement amount of the PSUs is determined based on market and performance metrics, which include our total shareholder return performance relative to the S&P 500 and specified internal performance metrics designed to drive greater shareholder return. PSU compensation expense is based on a fair value assigned to the market metric upon grant using a Monte Carlo model, which remains constant throughout the vesting period of three years and a performance multiplier, which will vary due to changing estimates of the performance metric condition. During 2017, 2016 and 2015, we granted 0.2 million, 0.1 million and 0.1 million PSUs, respectively, each with a weighted-average fair value of $97.13, $90.49 and $74.42, respectively.
Stock options are granted with an exercise price equal to the market value of a share of Class B common stock on the date of grant. Stock options have a term of ten years and generally vest over three years. During 2017, 2016 and 2015, we granted 0.2 million, 0.1 million and 0.1 million options, respectively, each with a weighted-average fair value of $18.66, $16.65 and $13.98, respectively.
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

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In millions)
Pretax share-based compensation expense	$58.3	$32.3	$20.7
Tax benefit(1)	(11.1)	(10.0)	(5.6)
After-tax share-based compensation expense	$47.2	$22.3	$15.1

(1)
The tax benefit for 2017 excludes the impact of the remeasurement of related deferred tax assets resulting from the reduction of the U.S. federal corporate income tax rate pursuant to the 2017 Tax Act. See Note 6, "Income Tax" for further discussion.

The increase in expense for 2017 was primarily driven by the issuance of replacement awards to MillerCoors employees in connection with the completion of the Acquisition, as well as accelerated recognition of expense related to certain awards during the first quarter of 2017.
As of December 31, 2017, there was $55.9 million of total unrecognized compensation cost from all share-based compensation arrangements granted under the Incentive Compensation Plan, related to unvested awards. This total compensation expense is expected to be recognized over a weighted-average period of 1.7 years.

	RSUs and DSUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 31, 2016	0.8	$87.01	0.5	$81.67
Granted	0.3	$92.00	0.2	$97.13
Vested	(0.3)	$79.86	(0.2)	$58.53
Converted(1)	0.3	$106.17	(0.1)	$106.17
Forfeited	(0.1)	$91.41	—	$—
Non-vested as of December 31, 2017	1.0	$95.80	0.4	$89.57

(1)
During the three months ended March 31, 2017, the MillerCoors 2016 PSU replacement awards were converted to RSUs under the Incentive Compensation Plan based on the achievement of the performance metric during the one year performance period ended December 31, 2016. These awards cliff vest at the end of a three year service period in the first quarter of 2019.

The weighted-average fair value per unit for the non-vested PSUs is $110.87 as of December 31, 2017.
The total intrinsic values of RSUs and DSUs vested during 2017, 2016 and 2015 were $31.5 million, $21.8 million and $17.5 million, respectively.

	Stock options and SOSARs
	Awards	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2016	1.5	$59.79	5.4	$58.2
Granted	0.2	$96.77
Exercised	(0.2)	$56.58
Forfeited	—	—
Outstanding as of December 31, 2017	1.5	$63.60	4.6	$31.3
Expected to vest at December 31, 2017	0.3	$89.86	8.4	$0.4
Exercisable at December 31, 2017	1.2	$56.23	3.5	$30.9
The total intrinsic values of stock options and SOSARs exercised during 2017, 2016 and 2015 were $7.0 million, $17.7 million and $34.1 million, respectively. During 2017, 2016 and 2015, cash received from stock options exercises was $4.0 million, $11.2 million and $34.6 million, respectively, and total tax benefits realized, including excess tax benefits, from share-based awards vested or exercised was $20.2 million, $15.1 million and $15.6 million, respectively.
The shares of Class B common stock to be issued under the stock option plans are made available from authorized and unissued MCBC Class B common stock. As of December 31, 2017, there were 4.3 million shares of MCBC Class B common stock available for the issuance under the Incentive Compensation Plan.
The fair value of each option granted in 2017, 2016 and 2015 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
Risk-free interest rate	2.04%	1.40%	1.70%
Dividend yield	1.64%	1.81%	2.20%
Volatility range	22.40% - 22.88%	23.16% - 24.64%	21.65% - 29.90%
Weighted-average volatility	22.52%	23.53%	23.71%
Expected term (years)	5.1	5.2	5.7
Weighted-average fair value	$18.66	$16.65	$13.98
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

The fair value of the market metric for each PSU granted in 2017, 2016 and 2015 was determined on the date of grant using a Monte Carlo model to simulate total stockholder return for MCBC and peer companies with the following weighted-average assumptions:

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
Risk-free interest rate	1.59%	1.04%	1.06%
Dividend yield	1.64%	1.81%	2.20%
Volatility range	13.71% - 80.59%	14.10% - 77.11%	12.73% - 62.28%
Weighted-average volatility	24.24%	23.68%	21.53%
Expected term (years)	2.8	2.8	2.8
Weighted-average fair market value	$97.13	$90.49	$74.42
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

15. Accumulated Other Comprehensive Income (Loss)
Pension and other postretirement benefit adjustments, amortization of net prior service (benefit) cost and net actuarial (gain) loss to income and tax benefit (expense) have been revised to reflect the retrospective application of our change in accounting policy as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 16, "Employee Retirement Plans and Postretirement Benefits".

	MCBC stockholders' equity
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and Postretirement Benefit adjustments	Equity Method Investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2014	$129.8	$15.0	$(632.0)	$(384.7)	$(871.9)
Foreign currency translation adjustments	(830.4)	(16.0)	(1.7)	—	(848.1)
Unrealized gain (loss) on derivative instruments	—	23.0	—	—	23.0
Reclassification of derivative (gain) loss to income	—	(7.1)	—	—	(7.1)
Pension and other postretirement benefit adjustments	—	—	22.8	—	22.8
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	20.7	—	20.7
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	56.5	56.5
Tax benefit (expense)	(69.3)	(0.4)	(8.1)	(22.2)	(100.0)
As of December 31, 2015	$(769.9)	$14.5	$(598.3)	$(350.4)	$(1,704.1)
Foreign currency translation adjustments	(227.4)	—	(7.3)	—	(234.7)
Unrealized gain (loss) on derivative and non-derivative instruments	—	20.0	—	—	20.0
Reclassification of derivative (gain) loss to income	—	(3.4)	—	—	(3.4)
Pension and other postretirement benefit adjustments	—	—	64.4	—	64.4
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	28.9	—	28.9
Reclassification of historical share of MillerCoors' AOCI loss to income(1)	—	—	—	458.3	458.3
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)(1)	—	—	—	36.8	36.8
Tax benefit (expense)(1)	3.2	(9.9)	(16.7)	(214.6)	(238.0)
As of December 31, 2016	$(994.1)	$21.2	$(529.0)	$(69.9)	$(1,571.8)
Foreign currency translation adjustments	638.3	—	4.7	—	643.0
Unrealized gain (loss) on derivative and non-derivative instruments	—	(205.3)	—	—	(205.3)
Reclassification of derivative (gain) loss to income	—	2.0	—	—	2.0
Pension and other postretirement benefit adjustments	—	—	181.8	—	181.8
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	4.4	—	4.4
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	14.3	14.3
Tax benefit (expense)	41.2	71.2	(36.9)	(3.9)	71.6
As of December 31, 2017	$(314.6)	$(110.9)	$(375.0)	$(59.5)	$(860.0)

(1)
Upon completion of the Acquisition on October 11, 2016, we recorded a loss of $458.3 million within special items upon reclassification of our accumulated other comprehensive loss related to our historical 42% interest in MillerCoors. The associated income tax benefit of $200.1 million was also reclassified and recorded as a component of the income tax benefit (expense) line item on the consolidated statement of operations. See Note 4, "Acquisition and Investments" for further details. The remaining AOCI of our equity method investments is related to changes to BRI and BDL pension obligations.

We have significant levels of net assets denominated in currencies other than the USD due to our operations in foreign countries, and therefore we recognize OCI gains and/or losses when those items are translated to USD. The foreign currency translation gains recognized during 2017 were due to the strengthening of CAD, GBP, and other currencies of our Europe operations versus the USD. The foreign currency translation losses recognized during 2016 were due to the weakening of the

GBP and other currencies of our Europe operations versus the USD, partially offset by slight strengthening of the CAD versus the USD. The foreign currency translation losses recognized during 2015 were due to the weakening of the CAD, GBP and other currencies of our Europe operations versus the USD.

Reclassifications from AOCI to income:

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
	Reclassifications from AOCI			Location of gain (loss) recognized in income
	(In millions)
Gain/(loss) on cash flow hedges:
Forward starting interest rate swaps	$(3.7)	$(3.8)	$(2.0)	Interest expense, net
Foreign currency forwards	(2.0)	(7.2)	(11.9)	Other income (expense), net
Foreign currency forwards	3.7	14.4	21.0	Cost of goods sold
Total income (loss) reclassified, before tax	(2.0)	3.4	7.1
Income tax benefit (expense)	0.7	(0.4)	(1.7)
Net income (loss) reclassified, net of tax	$(1.3)	$3.0	$5.4

Amortization of defined benefit pension and other postretirement benefit plan items:
Prior service benefit (cost)	$(0.5)	$(0.6)	$(0.3)	(1)
Net actuarial gain (loss) and settlement	(3.9)	(28.3)	(20.4)	(1)
Total income (loss) reclassified, before tax	(4.4)	(28.9)	(20.7)
Income tax benefit (expense)	0.8	6.1	4.6
Net income (loss) reclassified, net of tax	$(3.6)	$(22.8)	$(16.1)

Reclassification of historical share of MillerCoors' AOCI loss:
Historical share of MillerCoors' AOCI loss	$—	$(458.3)	$—	(2)
Income tax benefit (expense)	—	200.1	—
Net income (loss) reclassified, net of tax	$—	$(258.2)	$—

Total income (loss) reclassified, net of tax	$(4.9)	$(278.0)	$(10.7)

(1)
These components of AOCI are included in the computation of net periodic pension and other postretirement benefit cost. See Note 16, "Employee Retirement Plans and Postretirement Benefits" for additional details.

(2)
Upon completion of the Acquisition on October 11, 2016, we recorded a loss within special items upon reclassification of our accumulated other comprehensive loss related to our historical 42% interest in MillerCoors. See Note 4, "Acquisition and Investments" for further details.

16. Employee Retirement Plans and Postretirement Benefits
We maintain retirement plans for the majority of our employees. Depending on the location and benefit program, we provide either defined benefit pension or defined contribution plans to our employees. Each plan is managed locally and in accordance with respective local laws and regulations. We have defined benefit pension plans in the U.S., U.K., Canada and Japan. All active retirement plans for Corporate employees are defined contribution pension plans. Additionally, we offer OPEB plans to a portion of our Canadian, U.S., Corporate and Central European employees; these plans are not funded. BRI and BDL maintain defined benefit, defined contribution and postretirement benefit plans as well; however, those plans are excluded from this disclosure as BRI and BDL are equity method investments and not consolidated.

The U.S. participates in and makes contributions to multi-employer pension plans. Contributions to multi-employer pension plans were $7.7 million in 2017 and $1.2 million for the post-Acquisition period of October 11, 2016, through December 31, 2016. Additionally, the U.S. postretirement health plan qualifies for the federal subsidy under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) because the prescription drug benefits provided under the Company's postretirement health plan for Medicare eligible retirees generally require lower premiums from covered retirees and have lower co-payments and deductibles than the benefits provided in Medicare Part D and, accordingly, are actuarially equivalent to or better than the benefits provided under the Act. The benefits paid, including prescription drugs, were $36.6 million in 2017 and $9.0 million for the post-Acquisition period of October 11, 2016, through December 31, 2016. Subsidies of $0.3 million for 2017 and $0.1 million for the post-Acquisition period of October 11, 2016, through December 31, 2016, were received.
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
Defined Benefit and OPEB Plans
Net Periodic Pension and OPEB Cost (Benefit)
During the fourth quarter of 2017, we changed our method of calculating the market-related value of pension plan assets used to determine net periodic pension cost. Specifically, our historical accounting treatment, the calculated value approach, smoothed asset returns and deferred gains and losses into the calculation of expected return on plan assets and gains and losses subject to amortization over five years. Effective December 31, 2017, we changed our accounting treatment to the fair value approach, which includes measuring the market-related value of plan assets at fair value for purposes of determining the expected return on plan assets and amount of gain or loss subject to amortization instead of using a five-year smoothing approach. We consider the fair value approach to be preferable as it results in a current reflection of changes in the value of plan assets in the measurement of net periodic pension cost. Additionally, given the plan assets of our major pension plans employ a liability-driven investment strategy, this approach more closely aligns our expected return on plan assets with how we value our funded status (plan assets and projected benefit obligation) and how much of our accumulated gain or loss is subject to amortization. We have retrospectively applied this change to all periods presented. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further details surrounding this accounting policy change.

	For the years ended
	December 31, 2017			December 31, 2016			December 31, 2015
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Components of net periodic pension and OPEB cost (benefit):
Service cost	$7.7	$10.9	$18.6	$7.6	$4.1	$11.7	$9.5	$1.8	$11.3
Interest cost	205.6	30.6	236.2	146.4	10.9	157.3	137.5	6.0	143.5
Expected return on plan assets, net of expenses	(287.9)	0.4	(287.5)	(194.1)	—	(194.1)	(196.0)	—	(196.0)
Amortization of prior service cost (benefit)	0.5	—	0.5	0.7	(0.1)	0.6	0.6	(0.3)	0.3
Amortization of net actuarial loss (gain)	12.2	—	12.2	17.8	—	17.8	21.7	(0.3)	21.4
Curtailment and settlement loss (gain)	(5.4)	(2.9)	(8.3)	10.5	—	10.5	(1.0)	—	(1.0)
Less: expected participant contributions	(0.5)	—	(0.5)	(0.5)	—	(0.5)	(2.4)	—	(2.4)
Net periodic pension and OPEB cost (benefit)	$(67.8)	$39.0	$(28.8)	$(11.6)	$14.9	$3.3	$(30.1)	$7.2	$(22.9)

Obligations and Changes in Funded Status

	For the year ended December 31, 2017			For the year ended December 31, 2016
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Change in benefit obligation:
Prior year benefit obligation	$6,177.5	$835.0	$7,012.5	$3,500.0	$136.1	$3,636.1
Pension and postretirement benefit obligations assumed in Acquisition	—	—	—	3,045.8	734.4	3,780.2
Service cost, net of expected employee contributions	7.2	10.9	18.1	7.1	4.1	11.2
Interest cost	205.6	30.6	236.2	146.4	10.9	157.3
Actual employee contributions	0.7	—	0.7	0.5	—	0.5
Actuarial loss (gain)	179.4	(34.9)	144.5	139.2	(38.7)	100.5
Amendments	—	(4.4)	(4.4)	—	—	—
Benefits paid	(327.5)	(43.3)	(370.8)	(220.1)	(15.5)	(235.6)
Settlement	(947.6)	—	(947.6)	(67.8)	—	(67.8)
Foreign currency exchange rate change	289.1	9.7	298.8	(373.6)	3.7	(369.9)
Benefit obligation at end of year	$5,584.4	$803.6	$6,388.0	$6,177.5	$835.0	$7,012.5
Change in plan assets:
Prior year fair value of assets	$5,945.5	$—	$5,945.5	$3,523.2	$—	$3,523.2
Plan assets assumed in Acquisition	—	—	—	2,723.6	—	2,723.6
Actual return on plan assets	608.9	—	608.9	366.2	—	366.2
Employer contributions	310.0	43.3	353.3	12.1	15.5	27.6
Actual employee contributions	0.7	—	0.7	0.5	—	0.5
Settlement	(947.6)	—	(947.6)	(67.8)	—	(67.8)
Benefits and plan expenses paid	(327.5)	(43.3)	(370.8)	(227.6)	(15.5)	(243.1)
Foreign currency exchange rate change	307.7	—	307.7	(384.7)	—	(384.7)
Fair value of plan assets at end of year	$5,897.7	$—	$5,897.7	$5,945.5	$—	$5,945.5
Funded status:	$313.3	$(803.6)	$(490.3)	$(232.0)	$(835.0)	$(1,067.0)
Amounts recognized in the Consolidated Balance Sheets:
Other non-current assets	$412.0	$—	$412.0	$184.6	$—	$184.6
Accounts payable and other current liabilities	(4.9)	(48.9)	(53.8)	(4.2)	(51.4)	(55.6)
Pension and postretirement benefits	(93.8)	(754.7)	(848.5)	(412.4)	(783.6)	(1,196.0)
Net amounts recognized	$313.3	$(803.6)	$(490.3)	$(232.0)	$(835.0)	$(1,067.0)
The accumulated benefit obligation for our defined benefit pension plans was approximately $5.6 billion and $6.2 billion at December 31, 2017, and December 31, 2016, respectively. The $576.7 million decrease in the net underfunded status of our aggregate pension and OPEB plans from December 31, 2016, to December 31, 2017, was primarily driven by employer contributions including the $200 million discretionary contribution to the U.S. pension plan made in the third quarter of 2017 as well as increased asset returns. Additionally, the U.S. pension plan purchased an annuity contract for a portion of the plan resulting in a decrease to our projected benefit obligation and a corresponding reduction to our plan assets.

As of December 31, 2017, our defined benefit plan in the U.K. and certain defined benefit plans in the U.S. and Canada were overfunded as a result of our ongoing de-risking strategy. Information for our defined benefit and OPEB plans that had aggregate accumulated benefit obligations and projected benefit obligations in excess of plan assets as of December 31, 2017, is as follows:

	As of December 31, 2017			As of December 31, 2016
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Accumulated benefit obligation	$864.0	$659.9	$1,523.9	$3,406.6	$697.4	$4,104.0
Projected benefit obligation	$864.3	$803.6	$1,667.9	$3,422.2	$835.0	$4,257.2
Fair value of plan assets	$765.6	$—	$765.6	$3,005.6	$—	$3,005.6
Accumulated Other Comprehensive Income (Loss)
Amounts recognized in AOCI not yet recognized as components of net periodic pension and OPEB cost, pretax, were as follows (retrospectively adjusted for the change to the fair value approach as described above):

	As of December 31, 2017			As of December 31, 2016
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net actuarial loss (gain)	$645.4	$(83.3)	$562.1	$798.4	$(47.7)	$750.7
Net prior service cost	1.5	(1.6)	(0.1)	2.3	(0.1)	2.2
Total not yet recognized	$646.9	$(84.9)	$562.0	$800.7	$(47.8)	$752.9

Changes in plan assets and benefit obligations recognized in OCI, pretax, were as follows (retrospectively adjusted for the change to the fair value approach as described above):

	Pension	OPEB	Consolidated
	(In millions)
Accumulated other comprehensive loss (income) as of December 31, 2015	$849.3	$(10.4)	$838.9
Amortization of prior service (costs) benefit	(0.7)	0.1	(0.6)
Amortization of net actuarial (loss) gain	(17.8)	—	(17.8)
Settlement	(10.5)	—	(10.5)
Current year actuarial loss (gain)	(25.8)	(38.6)	(64.4)
Foreign currency exchange rate change	6.2	1.1	7.3
Accumulated other comprehensive loss (income) as of December 31, 2016	$800.7	$(47.8)	$752.9
Amortization of prior service (costs) benefit	(0.5)	—	(0.5)
Amortization of net actuarial (loss) gain	(12.2)	—	(12.2)
Net prior service cost	—	(1.6)	(1.6)
Settlement	5.4	2.9	8.3
Current year actuarial loss (gain)	(141.5)	(38.7)	(180.2)
Foreign currency exchange rate change	(5.0)	0.3	(4.7)
Accumulated other comprehensive loss (income) as of December 31, 2017	$646.9	$(84.9)	$562.0

Amortization of AOCI expected to be recognized in net periodic pension and OPEB cost during fiscal year 2018 pretax is as follows:

	Pension	OPEB	Consolidated
	(In millions)
Amortization of net prior service cost (gain)	$0.7	$(0.1)	$0.6
Amortization of actuarial net loss (gain)	$7.8	$(1.7)	$6.1
Assumptions
Periodic pension and OPEB cost is actuarially calculated annually for each individual plan based on data available at the beginning of each year. Assumptions used in the calculation include the settlement discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below. The weighted-average rates used in determining the periodic pension and OPEB cost for the fiscal years 2017, 2016 and 2015 were as follows:

	For the years ended
	December 31, 2017		December 31, 2016		December 31, 2015
	Pension	OPEB	Pension	OPEB	Pension	OPEB
Weighted-average assumptions:
Settlement discount rate	3.36%	3.76%	3.72%	3.59%	3.70%	4.15%
Rate of compensation increase	2.00%	N/A	2.00%	N/A	2.50%	N/A
Expected return on plan assets(1)	4.83%	N/A	5.15%	N/A	5.46%	N/A
Health care cost trend rate	N/A	Ranging ratably from 7.0% in 2017 to 4.5% in 2037	N/A	Ranging ratably from 7.7% in 2016 to 4.5% in 2028	N/A	Ranging ratably from 7.7% in 2015 to 4.5% in 2028

(1)
We develop our EROA assumptions annually with input from independent investment specialists including our actuaries, investment consultants, plan trustee and other specialists. Each EROA assumption is based on historical data, including historical returns, historical market rates and is calculated for each plan's individual asset class. The calculation includes inputs for interest, inflation, credit, and risk premium (active investment management) rates and fees paid to service providers. We consider our EROA to be a significant management estimate. Any material changes in the inputs to our methodology used in calculating our EROA could have a significant impact on our reported defined benefit pension plans' expense.

Benefit obligations are actuarially calculated annually at the end of each year based on the assumptions detailed in the table below. Obligations under the OPEB plans are determined by the application of the terms of medical, dental, vision and life insurance plans, together with relevant actuarial assumptions and heath care cost trend rates. The weighted-average rates used in determining the projected benefit obligation for defined pension plans and the accumulated postretirement benefit obligation for OPEB plans, as of December 31, 2017, and December 31, 2016, were as follows:

	As of December 31, 2017		As of December 31, 2016
	Pension	OPEB	Pension	OPEB
Weighted-average assumptions:
Settlement discount rate	3.01%	3.34%	3.36%	3.76%
Rate of compensation increase	2.00%	N/A	2.00%	N/A
Health care cost trend rate	N/A	Ranging ratably from 6.75% in 2018 to 4.5% in 2037	N/A	Ranging ratably from 7.0% in 2017 to 4.5% in 2037
The change to the weighted-average discount rates used for our defined benefit pension plans and postretirement plans at December 31, 2017, from December 31, 2016, largely resulted from increased demand for corporate bonds resulting in lower yields through 2017.

Assumed health care cost trend rates have a significant effect on the amounts reported for OPEB health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects on related OPEB plans:

	1% point increase (unfavorable)	1% point decrease favorable
	(In millions)
Effect on total of service and interest cost components	$(3.2)	$2.8
Effect on postretirement benefit obligations	$(60.2)	$51.9
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
Target Allocations
The following compares target asset allocation percentages with actual asset allocations on a weighted-average asset basis at December 31, 2017:

	Target allocations	Actual allocations
Equities	19.7%	21.3%
Fixed income	65.9%	64.1%
Hedge funds	2.1%	2.1%
Real estate	2.6%	2.5%
Annuities	3.0%	3.0%
Other	6.7%	7.0%

During the first quarter of 2018, based on an evaluation of the funded status of our U.K. pension plan, we adjusted our target allocation of plan assets resulting in a movement of approximately 5% from equities to fixed income to our weighted-average target allocation. This allocation change is reflected in our weighted average EROA assumption for 2018.
Significant Concentration Risks
We periodically evaluate our defined benefit pension plan assets for concentration risks. As of December 31, 2017, we did not have any individual underlying asset position that composed a significant concentration of each plan's overall assets. However, we currently have significant plan assets invested in U.K., U.S. and Canadian government fixed income holdings. A provisional credit rating downgrade for any of these governments could negatively impact the asset values.
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
Major Categories of Plan Assets
As of December 31, 2017, our major categories of plan assets included the following:

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

•
Annuities—Includes non-participating annuity buy-in insurance policies purchased to cover a portion of the plan members. The fair value of non-participating contracts fluctuates based on changes in the obligation associated with covered plan members. These values are considered Level 3 due to the use of the significant unobservable inputs used in deriving these assets' fair values.

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

Fair Value Hierarchy
The following presents our fair value hierarchy for our defined benefit pension plan assets excluding investments using the NAV per share practical expedient (in millions):

		Fair value measurements as of December 31, 2017
	Total at December 31, 2017	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents
Cash	$299.1	$299.1	$—	$—
Trades awaiting settlement	26.4	26.4	—	—
Bank deposits, short-term bills and notes	41.2	—	41.2	—
Debt
Government securities	1,873.6	—	1,873.6	—
Corporate debt securities	1,515.3	—	1,515.3	—
Interest and inflation linked assets	1,248.3	—	1,193.7	54.6
Collateralized debt securities	10.6	—	—	10.6
Equities
Common stock	697.1	695.9	1.2	—
Investment funds
Private equity	24.2	—	—	24.2
Annuities
Buy-in annuities	178.9	—	—	178.9
Other
Repurchase agreements	(1,835.5)	(1,835.5)	—	—
Recoverable taxes	0.5	0.5	—	—
Venture capital	0.3	—	—	0.3
Private Equity	200.4	—	—	200.4
Total fair value of investments excluding NAV per share practical expedient	$4,280.4	$(813.6)	$4,625.0	$469.0

The following presents our total fair value of plan assets including the NAV per share practical expedient for our defined benefit pension plan assets:

Total at December 31, 2017
(In millions)
Fair value of investments excluding NAV per share practical expedient	$4,280.4
Fair value of investments using NAV per share practical expedient
Debt funds	913.3
Equity funds	554.9
Real estate funds	50.0
Private equity funds	99.1
Total fair value of plan assets	$5,897.7
The following presents our fair value hierarchy for our defined benefit pension plan assets excluding investments using the NAV per share practical expedient (in millions):

		Fair value measurements as of December 31, 2016
	Total at December 31, 2016	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents
Cash	$237.0	$237.0	$—	$—
Trades awaiting settlement	7.0	7.0	—	—
Bank deposits, short-term bills and notes	76.9	—	76.9	—
Debt
Government securities	2,242.8	—	2,242.8	—
Corporate debt securities	997.9	—	997.8	0.1
Interest and inflation linked assets	1,011.7	—	963.3	48.4
Collateralized debt securities	21.2	—	—	21.2
Equities
Common stock	697.2	695.5	1.7	—
Other
Repurchase agreements	(1,693.1)	(1,693.1)	—	—
Recoverable taxes	0.5	0.5	—	—
Venture capital	0.3	—	—	0.3
Private equity	267.4	—	—	267.4
Total fair value of investments excluding NAV per share practical expedient	$3,866.8	$(753.1)	$4,282.5	$337.4

The following presents our fair value hierarchy including the NAV per share practical expedient for our defined benefit pension plan assets:

Total at December 31, 2016
(In millions)
Fair value of investments excluding NAV per share practical expedient	$3,866.8
Fair value of investments using NAV per share practical expedient
Debt funds	1,166.2
Equity funds	778.3
Real estate funds	45.3
Hedge funds of funds	3.4
Private equity	85.5
Total fair value of plan assets	$5,945.5
Fair Value: Level Three Rollforward
The following presents our Level 3 Rollforward for our defined pension plan assets excluding investments using the NAV per share practical expedient:

Amount
(In millions)
Balance at December 31, 2015	$247.2
Balance assumed in Acquisition	45.8
Total gain or loss (realized/unrealized):
Realized gain (loss)	0.2
Unrealized gain (loss) included in AOCI	22.3
Purchases, issuances, settlements	51.7
Transfers in/(out) of Level 3	16.6
Foreign exchange translation (loss)/gain	(46.4)
Balance at December 31, 2016	$337.4
Total gain or loss (realized/unrealized):
Realized gain (loss)	0.6
Unrealized gain (loss) included in AOCI	10.2
Purchases, issuances, settlements	94.9
Transfers in/(out) of Level 3	—
Foreign exchange translation (loss)/gain	25.9
Balance at December 31, 2017	$469.0
Expected Cash Flows
In 2018, we expect to make contributions to our defined benefit pension plans of approximately $10 million and benefit payments under our OPEB plans of approximately $50 million based on foreign exchange rates as of December 31, 2017. BRI and BDL contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements. Plan funding strategies are influenced by employee benefits, tax laws and plan governance documents.

Expected future benefit payments for defined benefit pension and OPEB plans, based on foreign exchange rates at December 31, 2017, are as follows:

Expected benefit payments	Pension	OPEB
	(In millions)
2018	$302.4	$49.0
2019	$287.3	$49.5
2020	$289.9	$49.9
2021	$291.5	$49.8
2022	$292.7	$49.5
2023-2027	$1,527.9	$247.2
Defined Contribution Plans
We offer defined contribution pension plans for the majority of our U.S., Corporate, Canadian and U.K. employees. The investment strategy for defined contribution plans are determined by each individual participant from the options we have made available as the plan sponsor. U.S. non-union and Corporate employees are eligible to participate in qualified defined contribution plans which provide for employer contributions ranging from 5% to 11% of eligible compensation (certain employees were also eligible for additional employer contributions). Effective, December 29, 2017, the plans covering the U.S. non-union and Corporate employees were merged while retaining the contribution percentages previously indicated. U.S. union employees are eligible to participate in a qualified defined contribution plan which provides for employer contributions based a factors associated with various collective bargaining agreements. The employer contributions to the U.K. and Canadian plans range from 3% to 8.5% of employee compensation. Both employee and employer contributions were made in cash in accordance with participant investment elections.
We recognized costs associated with defined contribution plans of $80.5 million, $24.0 million and $17.6 million in 2017, 2016 and 2015, respectively.
In addition, we have other deferred compensation and nonqualified defined contribution plans. We have voluntarily funded these liabilities through Rabbi Trusts. These are company assets that are invested in publicly traded mutual funds whose performance is expected to closely match changes in the plan liabilities. As of December 31, 2017, and December 31, 2016, the plan liabilities were equal to the plan assets and were included in other liabilities and other assets on our consolidated balance sheets, respectively.
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
Collateral
We do not receive and are not required to post collateral unless a change of control event occurs. This termination event would give either party the right to early terminate all outstanding swap transactions in the event that the other party consolidates, merges with, or transfers all or substantially all of its assets to, another entity, and the creditworthiness of the surviving entity that has assumed such party's obligations is materially weaker than that of such party. As of December 31, 2017, we did not have any collateral posted with any of our counterparties.
Derivative Accounting Policies
Overview
Our foreign currency forwards are designated in hedging relationships as cash flow hedges. Prior to settlements discussed below, our forward starting interest rate swaps were designated as cash flow hedges, our interest rate swaps were designated as fair value hedges and our cross currency swaps were designated as net investment hedges. In certain situations, we may execute derivatives that do not qualify for, or we do not otherwise seek, hedge accounting but are determined to be important for managing risk. For example, our commodity swaps, commodity options, as well as the swaptions that we entered into in association with the Acquisition and discussed in Note 4, "Acquisition and Investments" were not designated in a hedge accounting relationship. These outstanding economic hedges are measured at fair value on our consolidated balance sheets with changes in fair value recorded in earnings. We have historically elected to apply the NPNS exemption to certain contracts, as applicable. These contracts are typically transacted with our suppliers and include risk management features that allow us to fix the price on specific volumes of purchases for specified delivery periods. We also consider whether any provisions in our contracts represent embedded derivative instruments as defined in authoritative accounting guidance and apply the appropriate accounting.
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
Interest Rate Swaps
In the first quarter of 2017, we entered into interest rate swaps with an aggregate notional amount of $1.0 billion to economically convert our fixed rate $1.0 billion 2017 USD Notes to floating rate debt. We received fixed interest payments semi-annually at a rate of 1.90% and 2.25% per annum on our $500 million senior notes due March 15, 2019, and $500 million senior notes due March 15, 2020, respectively, and paid a rate to our counterparties based on a credit spread plus the one-month LIBOR rate, thereby effectively exchanging a fixed interest obligation for a floating interest obligation.
We entered into these interest rate swap agreements to minimize exposure to changes in the fair value of each of our $500 million notes that results from fluctuations in the benchmark interest rate, specifically LIBOR, and designated these swaps as fair value hedges and determined that there was zero ineffectiveness. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged item are recognized in earnings. The changes in fair value of the two $500 million interest rate swaps were recorded in interest expense in our consolidated statement of operations and were fully offset by changes in fair value of the two $500 million notes attributable to the benchmark interest rate, also recorded to interest expense.
During the fourth quarter of 2017, we voluntarily settled our aggregate notional amount of $1.0 billion which resulted in net cash payments of $3.5 million, representing the cumulative adjustments to the carrying value of the notes from inception to termination. At the time of settlement we ceased adjusting the carrying value of the two $500 million notes for the fair value movements and these cumulative adjustments are now being amortized to interest expense over the expected remaining term of the respective note. The associated amortization recorded as a charge to interest expense in 2017 was $0.2 million. See Note 12, "Debt" for additional details.
In the first quarter of 2015, we entered into interest rate swaps with an aggregate notional amount of $300 million to economically convert our fixed rate $300 million notes to floating rate debt consistent with the interest rate swaps on our $500 million notes entered into during 2014. We received fixed interest payments semi-annually at a rate of 2.0% per annum on our $300 million hedges and a rate of 3.5% per annum on our $500 million hedges and paid a rate to our counterparties based on a credit spread plus the three-month LIBOR rate, thereby effectively exchanging a fixed interest obligation for a floating interest obligation on both our $300 million and $500 million notes.
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
Net Investment Hedges
On March 15, 2017, we issued an aggregate of EUR 500 million (approximately $530 million at issuance), 0.35% plus three-month EURIBOR floating rate senior notes due March 15, 2019. We simultaneously designated the principal of the 2017 EUR Notes as a net investment hedge of our investment in our Europe business in order to hedge a portion of the foreign currency translational impacts and, accordingly, will record changes in the carrying value of the 2017 EUR Notes due to fluctuations in the spot rate to AOCI. See Note 12, "Debt" for further discussion.
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
Cross Currency Swaps
In the first quarter of 2015, we entered into a cross currency swap agreement having a total notional of EUR 265 million ($300 million upon execution) in order to hedge a portion of the foreign currency translational impacts of our European investment. We received floating interest payments quarterly based on a credit spread plus the three-month LIBOR (USD coupon) and paid a floating rate to our counterparty based on a credit spread plus EURIBOR (EUR coupon). As a result of this cross currency swap and the above mentioned interest rate swaps, we economically converted the $300 million notes and associated interest to a floating rate EUR denomination. We designated this cross currency swap as a net investment hedge and accordingly, recorded changes in fair value due to fluctuations in the spot rate to AOCI. During the fourth quarter of 2015, we voluntarily cash settled the EUR 265 million ($300 million) notional cross currency swap and received cash inflows of $16.0 million which was recorded as a gain within AOCI.
As of December 31, 2017, and December 31, 2016, we did not have any cross currency swap positions outstanding.
Foreign Currency Forwards
Prior to issuing the 2017 EUR Notes on March 15, 2017, we entered into foreign currency forward agreements in the first quarter of 2017 with a total notional amount of EUR 499 million, representing a majority of the anticipated net proceeds from the issuance of the respective 2017 EUR Notes, to economically hedge the foreign currency exposure of the associated notes against the USD prior to issuance and to convert the proceeds to USD upon issuance through gross settlement. We settled these foreign currency forwards on March 15, 2017, resulting in a loss of $8.3 million. See Note 12, "Debt" for further details related to the issuance. These foreign currency forwards were not designated in hedge accounting relationships, and, accordingly, the mark-to-market fair value adjustments and resulting losses were recorded to other income (expense).
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
The table below summarizes our derivative assets and liabilities that were measured at fair value as of December 31, 2017, and December 31, 2016. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion related to measuring the fair value of derivative instruments.

		Fair Value Measurements at December 31, 2017
	Total at December 31, 2017	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign currency forwards	$(10.9)	—	$(10.9)	—
Commodity swaps	122.8	—	122.8	—
Total	$111.9	$—	$111.9	$—

		Fair Value Measurements at December 31, 2016
	Total at December 31, 2016	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign currency forwards	$14.4	$—	$14.4	$—
Commodity swaps	(18.1)	—	(18.1)	—
Total	$(3.7)	$—	$(3.7)	$—

During December 31, 2017 and December 31, 2016, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during 2017 were all included in Level 2.
Results of Period Derivative Activity
The following tables include the year-to-date results of our derivative activity in our consolidated balance sheets as of December 31, 2017, and December 31, 2016, and our consolidated statements of operations for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively.
Fair Value of Derivative Instruments in the Consolidated Balance Sheets (in millions):

	December 31, 2017
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Foreign currency forwards	$326.4	Other current assets	$0.4	Accounts payable and other current liabilities	$(6.1)
		Other non-current assets	0.2	Other liabilities	(5.4)
Total derivatives designated as hedging instruments			$0.6		$(11.5)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$765.0	Other current assets	$70.8	Accounts payable and other current liabilities	$(7.3)
		Other non-current assets	63.5	Other liabilities	(4.2)
Commodity options(1)	$30.6	Other current assets	0.2	Accounts payable and other current liabilities	(0.2)
Total derivatives not designated as hedging instruments			$134.5		$(11.7)

	December 31, 2016
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Foreign currency forwards	$329.4	Other current assets	$12.0	Accounts payable and other current liabilities	$(0.3)
		Other non-current assets	3.3	Other liabilities	(0.6)
Total derivatives designated as hedging instruments			$15.3		$(0.9)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$791.4	Other current assets	$11.8	Accounts payable and other current liabilities	$(23.3)
		Other non-current assets	12.6	Other liabilities	(19.2)
Commodity options(1)	$13.6	Other current and non-current assets	—	Accounts payable and other current liabilities and other liabilities	—
Total derivatives not designated as hedging instruments			$24.4		$(42.5)

(1)	Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.

MCBC allocates the current and non-current portion of each contract to the corresponding derivative account above.

The Pretax Effect of Derivative Instruments on the Consolidated Statements of Operations (in millions):

For the year ended December 31, 2017
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(3.7)	Interest expense, net	$—
Foreign currency forwards	(22.7)	Other income (expense), net	(2.0)	Other income (expense), net	—
		Cost of goods sold	3.7	Cost of goods sold	—
Total	$(22.7)		$(2.0)		$—

For the year ended December 31, 2017
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$(119.0)	Other income (expense), net	$—	Other income (expense), net	$—
EUR 500 million notes due 2019	(63.6)	Other income (expense), net	—	Other income (expense), net	—
Total	$(182.6)		$—		$—

For the year ended December 31, 2017
Derivatives in fair value hedge relationship	Amount of gain (loss) recognized in income on derivative	Location of gain (loss) recognized in income
Interest rate swaps	$(3.5)	Interest expense, net
Total	$(3.5)

For the year ended December 31, 2016
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(3.8)	Interest expense, net	$—
Foreign currency forwards	(23.7)	Other income (expense), net	(7.2)	Other income (expense), net	—
		Cost of goods sold	14.4	Cost of goods sold	—
Total	$(23.7)		$3.4		$—

For the year ended December 31, 2016
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$43.7	Other income (expense), net	$—	Other income (expense), net	$—
Total	$43.7		$—		$—

For the year ended December 31, 2015
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$(19.3)	Interest expense, net	$(2.0)	Interest expense, net	$—
Foreign currency forwards	26.3	Other income (expense), net	(11.9)	Other income (expense), net	—
		Cost of goods sold	21.0	Cost of goods sold	—
Total	$7.0		$7.1		$—

For the year ended December 31, 2015
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$16.0	Other income (expense), net	$—	Other income (expense), net	$—
Total	$16.0		$—		$—

For the year ended December 31, 2015
Derivatives in fair value hedge relationship	Amount of gain (loss) recognized in income on derivative	Location of gain (loss) recognized in income
Interest rate swaps	$8.0	Interest expense, net
Total	$8.0
We expect net losses of approximately $9 million (pretax) recorded in AOCI at December 31, 2017, will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged at December 31, 2017, is approximately three years.

Other Derivatives (in millions):

For the year ended December 31, 2017
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$150.1
Foreign currency swaps	Other income (expense), net	(8.3)
Total		$141.8

For the year ended December 31, 2016
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$13.0
Commodity options	Cost of goods sold	(0.7)
Foreign currency swaps	Other income (expense), net	(4.3)
Swaption	Interest Expense	(36.4)
Total		$(28.4)

For the year ended December 31, 2015
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(19.9)
Foreign currency swaps	Other income (expense), net	0.1
Total		$(19.8)

Higher commodity prices, primarily aluminum, during 2017 drove the total gain recognized in income related to commodity swaps for the year ended December 31, 2017.
18. Accounts payable and other current liabilities

	As of
	December 31, 2017	December 31, 2016
	(In millions)
Accounts payable and accrued trade payables	$1,568.6	$1,297.6
Accrued compensation	262.4	271.0
Accrued excise and other non-income related taxes	292.9	317.3
Accrued interest	116.1	119.6
Accrued selling and marketing costs	92.0	124.0
Container liability	146.0	138.2
Other(1)	201.6	200.0
Accounts payable and other current liabilities	$2,679.6	$2,467.7

(1)	Includes current liabilities related to derivatives, income taxes, pensions and other postretirement benefits and other accrued expenses.
19. Commitments and Contingencies
Letters of Credit
As of December 31, 2017, we had $63.5 million outstanding in letters of credit with financial institutions. These letters primarily expire throughout 2018 and $15.9 million of the letters contain a feature that automatically renews the letter for an additional year if no cancellation notice is submitted. These letters of credit are being maintained as security for deferred compensation payments, reimbursements to insurance companies, reimbursements to the trustee for pension payments, deductibles or retention payments made on our behalf, various payments due to governmental agencies, operations of underground storage tanks and other general business purposes, and are not included on our consolidated balance sheets.
Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of December 31, 2017, and December 31, 2016, the consolidated balance sheets include liabilities related to these guarantees of $42.8 million and $36.1 million, respectively, primarily related to the guarantee of the indebtedness of our equity method investments. See Note 4, "Acquisition and Investments" for further detail.
Purchase Obligations
We have various long-term supply contracts and distribution agreements with unaffiliated third parties and our joint venture partners to purchase materials used in production and packaging and to provide distribution services. The supply contracts provide that we purchase certain minimum levels of materials throughout the terms of the contracts. Additionally, we have various long-term non-cancelable commitments for advertising, sponsorships and promotions, including marketing at sports arenas, stadiums and other venues and events. The future aggregate minimum required commitments under these purchase obligations are shown in the table below based on foreign exchange rates as of December 31, 2017. The amounts in the table do not represent all anticipated payments under long-term contracts. Rather, they represent unconditional, non-cancelable purchase commitments under contracts with remaining terms greater than one year.

Year	Supply and Distribution	Advertising and Promotions
	(Amounts in millions)
2018	$486.6	$289.6
2019	460.4	221.3
2020	382.0	98.9
2021	325.5	70.2
2022	287.1	54.5
Thereafter	220.1	171.8
Total	$2,161.7	$906.3
Total purchases under our supply and distribution contracts in 2017, 2016 and 2015 were approximately $1.2 billion, $910.7 million and $918.7 million, respectively. Total advertising expense was approximately $1.3 billion, $644.1 million and $401.6 million in 2017, 2016 and 2015, respectively. Prepaid advertising costs of $41.1 million and $36.1 million, were included in other current assets in the consolidated balance sheets at December 31, 2017, and December 31, 2016, respectively.

Leases
We lease certain office facilities and operating equipment under cancelable and non-cancelable agreements accounted for as operating leases. Additionally, we lease certain buildings and equipment which are accounted for as capital leases. Gross assets recorded under capital leases as of December 31, 2017, and December 31, 2016, were $71.4 million and $35.9 million, respectively. The associated accumulated amortization on these assets as of December 31, 2017, and December 31, 2016, was $9.0 million and $3.3 million, respectively. These amounts are recorded within properties on the consolidated balance sheets. Based on foreign exchange rates as of December 31, 2017, future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year, as well as capital leases, are as follows:

Year	Operating Leases	Capital Leases
	(Amounts in millions)
2018	$54.2	$4.1
2019	39.2	4.2
2020	38.0	34.3
2021	17.3	4.0
2022	8.7	4.0
Thereafter	19.1	61.6
Total future minimum lease payments	$176.5	$112.2
Less: Interest on capital leases		(38.5)
Present value of future minimum capital lease payments(1)		$73.7
(1) Includes current portion of $2.1 million. Current and non-current capital lease obligations are recorded within accounts payable and other current liabilities, and other liabilities on the consolidated balance sheets, respectively.
Total rent expense was $64.1 million, $36.6 million and $30.6 million in 2017, 2016 and 2015, respectively.
Discontinued Operations
Kaiser
In 2006, we sold our entire equity interest our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In addition, we provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. We settled a portion of our tax credit indemnity obligation during 2010. The maximum potential claims amount for the remainder of the purchased tax credits (which we believe present less risk than those previously settled), was $105.7 million as of December 31, 2017. Our total estimate of the indemnity liability as of December 31, 2017, was $12.1 million, of which $4.9 million was classified as a current liability, and $7.2 million classified as non-current.
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
Additionally, we also provided FEMSA with indemnity related to all other tax, civil, and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded and disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. As a result of these contract provisions, our estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs arising from the federal or any of the various state governments in Brazil. The recorded value of the tax, civil, and labor indemnity liability was $5.2 million as of

December 31, 2017, which is classified as non-current. For the remaining portion of our indemnity obligations, not deemed probable, we continue to utilize probability-weighted scenarios in determining the value of the indemnity obligations.
Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control. The sale agreement requires annual cash settlements relating to the tax, civil, and labor indemnities. Indemnity obligations related to purchased tax credits must be settled upon notification of FEMSA's settlement. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have been recorded to date, and additional future adjustments may be required. These liabilities are denominated in Brazilian Reais and are therefore, subject to foreign exchange gains or losses. As a result, these foreign exchange gains and losses are the only impacts recorded within income (loss) from discontinued operations, net of tax.
The table below provides a summary of reserves associated with the Kaiser indemnity obligations from December 31, 2014, through December 31, 2017:

Total indemnity reserves
(In millions)
Balance at December 31, 2014	$21.6
Changes in estimates	—
Foreign exchange impacts	(7.2)
Balance at December 31, 2015	$14.4
Changes in estimates	—
Foreign exchange impacts	3.2
Balance at December 31, 2016	$17.6
Changes in estimates	—
Foreign exchange impacts	(0.3)
Balance at December 31, 2017	$17.3
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have accrued an aggregate of $17.8 million as of December 31, 2017, and $27.7 million as of December 31, 2016. While we cannot predict the eventual aggregate cost for litigation, other disputes and environmental matters in which we are currently involved, we believe adequate reserves have been provided for losses that are probable and estimable. Further, we believe that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to our results from operations, cash flows or our financial or competitive position. Additionally, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our consolidated financial statements, except as otherwise noted.
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
Each year since 2014, we received assessments from a local country regulatory authority related to indirect tax calculations in our Europe operations. The aggregate amount of the assessments received at the time of resolution of this matter was approximately $139 million. We challenged the validity of these assessments and defended our position regarding our method of calculation, including by following the required regulatory procedures in order to proceed with an appeal of the assessments. During the fourth quarter of 2016, following discussions with the regulatory authority and consideration of existing facts and circumstances at that time, we concluded that a portion of this estimated range of loss was deemed probable. As a result, we recorded a charge of approximately $50 million within the excise taxes line item on the consolidated statement of operations for the year ended December 31, 2016. During the first quarter of 2017, a local jurisdictional court heard evidence in this matter and subsequently ruled in our favor in April 2017. Based on this favorable ruling, we released this provision in the first quarter of 2017 as we no longer deemed this loss probable. This resulted in a benefit of approximately $50 million, recorded within the excise taxes line item on the consolidated statement of operations during the quarter ended March, 31, 2017. During the second quarter of 2017, we received formal confirmation from the regulatory authority that they would not appeal the local jurisdictional court ruling, and the regulatory authority has since withdrawn its assessments. As a result, we believe this dispute is fully resolved.
Environmental
When we determine it is probable that a liability for environmental matters or other legal actions exists and the amount of the loss is reasonably estimable, an estimate of the future costs is recorded as a liability in the financial statements. Costs that extend the life, increase the capacity or improve the safety or efficiency of our assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. Total environmental expenditures recognized as other expense for 2017, 2016 and 2015 were immaterial to our consolidated financial statements.
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
The assumptions used are as follows:

•	trust management costs are included in projections with regard to the $120 million threshold, but are expensed only as incurred;

•	income taxes, which we believe are not an included cost, are excluded from projections with regard to the $120 million threshold;

•	a 2.0% inflation rate for future costs; and

•	certain operations and maintenance costs were discounted using a 2.57% risk-free rate of return.
Based on these assumptions, the present value and gross amount of the costs at December 31, 2017, are approximately $3 million and $5 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.
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
Europe and International
We are subject to the requirements of governmental and local environmental and occupational health and safety laws and regulations within each of the countries in which we operate. Compliance with these laws and regulations did not materially affect our 2017 capital expenditures, results of operations or our financial or competitive position, and we do not anticipate that they will do so in 2018.
In September 2015, the Environment Agency in the U.K. charged one of our subsidiaries with causing or contributing to a sewage fungus problem in a freshwater drain near the Alton brewery, which we closed in the second quarter of 2015. The dispute was settled in the first quarter of 2016 for an immaterial amount.
20. Supplemental Guarantor Information
For purposes of this Note 20, including the tables, "Parent Issuer" shall mean MCBC. "Subsidiary Guarantors" shall mean certain Canadian and U.S. subsidiaries reflecting the substantial operations of each of our Canada and U.S. segments.
SEC Registered Securities
On May 3, 2012, MCBC issued $1.9 billion of senior notes, in a registered public offering, consisting of $300 million 2.0% senior notes due 2017 (subsequently repaid in the second quarter of 2017, see Note 12, "Debt" for further details), $500 million 3.5% senior notes due 2022, and $1.1 billion 5.0% senior notes due 2042. Additionally, on July 7, 2016, MCBC issued the 2016 USD Notes and the 2016 EUR Notes, in a registered public offering, as detailed within Note 12, "Debt". In December 2017, MCBC completed an exchange offer in which it issued publicly registered senior notes in exchange for its $500 million 1.90% senior notes due 2019, $500 million 2.25% senior notes due 2020 and our EUR 500 million floating rate senior notes due 2019, which were issued in private placement transactions in March 2017. "Parent Issuer" in the below tables is specifically referring to MCBC in its capacity as the issuer of these 2012, 2016 and 2017 issuances. These senior notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. Each of the Subsidiary Guarantors is 100% owned by the Parent Issuer. The guarantees are full and unconditional and joint and several.
None of our other outstanding debt is registered with the SEC, and such other outstanding debt is guaranteed on a senior unsecured basis by the Parent and/or Subsidiary Guarantors. These guarantees are full and unconditional and joint and several. See Note 12, "Debt" for details of all debt issued and outstanding as of December 31, 2017.
Presentation
Certain amounts have been revised to reflect the retrospective application of our change in accounting policy as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies".
Effective January 1, 2018, our guarantor structure was revised to include MillerCoors USA LLC as a subsidiary guarantor. MillerCoors USA LLC is a new entity and therefore has no historic activity. In addition, effective December 26, 2017, our historical subsidiary guarantor, Jacob Leinenkugel Brewing Co., LLC, was merged with and into the existing subsidiary guarantor, MillerCoors LLC, and, on January 1, 2018, our historical subsidiary guarantors MillerCoors Holdings LLC and MC Holding Company LLC were also merged with and into MillerCoors LLC, a subsidiary guarantor.

During the third quarter of 2017, we identified and corrected an error in the calculation of subsidiary guarantor equity income (loss) in subsidiaries in interim periods and for the year ended December 31, 2016. This resulted in the revisions shown below, including all relevant sub-totals. The revisions do not impact any interim periods for 2017 nor did the revisions impact the condensed consolidating balance sheets or the condensed consolidating statement of cash flows for the year ended December 31, 2016, or any interim 2016 periods. The changes to our historical condensed consolidating statements of operations are not material to the financial statements taken as a whole for any periods impacted. The corrections for the year ended December 31, 2016, inclusive of the application of our change in accounting policy for recognizing pension and postretirement benefit expense, are reflected in the consolidating financial information presented below.

	Subsidiary Guarantors		Eliminations
	As previously reported	As adjusted	As previously reported	As adjusted
	(in millions)
For the year ended December 31, 2016:
Equity income (loss) in subsidiaries	$(21.8)	$(340.4)	$(2,100.9)	$(1,809.3)
Net income (loss) from continuing operations	$2,575.4	$2,266.7	$(2,100.9)	$(1,809.3)
The following information sets forth the condensed consolidating statements of operations for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, condensed consolidating balance sheets as of December 31, 2017, and December 31, 2016, and condensed consolidating statements of cash flows for the years ended December 31, 2017, December 31, 2016, and December 31, 2015. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Issuer and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2017
(IN MILLIONS)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$21.8	$10,457.9	$3,513.7	$(521.9)	$13,471.5
Excise taxes	—	(1,475.1)	(993.6)	—	(2,468.7)
Net sales	21.8	8,982.8	2,520.1	(521.9)	11,002.8
Cost of goods sold	(2.0)	(5,028.3)	(1,673.9)	487.0	(6,217.2)
Gross profit	19.8	3,954.5	846.2	(34.9)	4,785.6
Marketing, general and administrative expenses	(284.8)	(2,164.8)	(617.7)	34.9	(3,032.4)
Special items, net	(0.8)	(21.5)	(5.8)	—	(28.1)
Equity income (loss) in subsidiaries	1,850.4	(285.7)	193.4	(1,758.1)	—
Operating income (loss)	1,584.6	1,482.5	416.1	(1,758.1)	1,725.1
Interest income (expense), net	(308.4)	275.6	(310.5)	—	(343.3)
Other income (expense), net	(8.5)	178.9	(170.5)	—	(0.1)
Income (loss) from continuing operations before income taxes	1,267.7	1,937.0	(64.9)	(1,758.1)	1,381.7
Income tax benefit (expense)	146.5	(86.6)	(6.7)	—	53.2
Net income (loss) from continuing operations	1,414.2	1,850.4	(71.6)	(1,758.1)	1,434.9
Income (loss) from discontinued operations, net of tax	—	—	1.5	—	1.5
Net income (loss) including noncontrolling interests	1,414.2	1,850.4	(70.1)	(1,758.1)	1,436.4
Net (income) loss attributable to noncontrolling interests	—	—	(22.2)	—	(22.2)
Net income (loss) attributable to MCBC	$1,414.2	$1,850.4	$(92.3)	$(1,758.1)	$1,414.2
Comprehensive income (loss) attributable to MCBC	$2,126.0	$2,634.4	$376.8	$(3,011.2)	$2,126.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2016
(IN MILLIONS)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$26.5	$3,742.8	$3,044.3	$(216.2)	$6,597.4
Excise taxes	—	(661.4)	(1,051.0)	—	(1,712.4)
Net sales	26.5	3,081.4	1,993.3	(216.2)	4,885.0
Cost of goods sold	—	(1,827.6)	(1,345.5)	185.6	(2,987.5)
Gross profit	26.5	1,253.8	647.8	(30.6)	1,897.5
Marketing, general and administrative expenses	(249.6)	(802.4)	(568.4)	30.6	(1,589.8)
Special items, net	(1.0)	2,554.8	(31.4)	—	2,522.4
Equity income (loss) in subsidiaries	2,268.8	(340.4)	(119.1)	(1,809.3)	—
Equity income in MillerCoors	—	500.9	—	—	500.9
Operating income (loss)	2,044.7	3,166.7	(71.1)	(1,809.3)	3,331.0
Interest income (expense), net	(202.1)	268.9	(311.2)	—	(244.4)
Other income (expense), net	(62.0)	(60.9)	93.2	—	(29.7)
Income (loss) from continuing operations before income taxes	1,780.6	3,374.7	(289.1)	(1,809.3)	3,056.9
Income tax benefit (expense)	212.4	(1,108.0)	(159.6)	—	(1,055.2)
Net income (loss) from continuing operations	1,993.0	2,266.7	(448.7)	(1,809.3)	2,001.7
Income (loss) from discontinued operations, net of tax	—	—	(2.8)	—	(2.8)
Net income (loss) including noncontrolling interests	1,993.0	2,266.7	(451.5)	(1,809.3)	1,998.9
Net (income) loss attributable to noncontrolling interests	—	—	(5.9)	—	(5.9)
Net income (loss) attributable to MCBC	$1,993.0	$2,266.7	$(457.4)	$(1,809.3)	$1,993.0
Comprehensive income (loss) attributable to MCBC	$2,125.3	$2,362.5	$(705.9)	$(1,656.6)	$2,125.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2015
(IN MILLIONS)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$28.2	$2,070.4	$3,141.3	$(112.5)	$5,127.4
Excise taxes	—	(473.9)	(1,086.0)	—	(1,559.9)
Net sales	28.2	1,596.5	2,055.3	(112.5)	3,567.5
Cost of goods sold	—	(886.7)	(1,325.1)	80.2	(2,131.6)
Gross profit	28.2	709.8	730.2	(32.3)	1,435.9
Marketing, general and administrative expenses	(131.0)	(368.8)	(570.8)	32.3	(1,038.3)
Special items, net	—	(27.2)	(319.5)	—	(346.7)
Equity income (loss) in subsidiaries	468.5	(459.7)	272.8	(281.6)	—
Equity income in MillerCoors	—	516.3	—	—	516.3
Operating income (loss)	365.7	370.4	112.7	(281.6)	567.2
Interest income (expense), net	(67.5)	290.1	(334.6)	—	(112.0)
Other income (expense), net	(7.4)	6.3	2.0	—	0.9
Income (loss) from continuing operations before income taxes	290.8	666.8	(219.9)	(281.6)	456.1
Income tax benefit (expense)	104.4	(214.5)	48.6	—	(61.5)
Net income (loss) from continuing operations	395.2	452.3	(171.3)	(281.6)	394.6
Income (loss) from discontinued operations, net of tax	—	—	3.9	—	3.9
Net income (loss) including noncontrolling interests	395.2	452.3	(167.4)	(281.6)	398.5
Net (income) loss attributable to noncontrolling interests	—	—	(3.3)	—	(3.3)
Net income (loss) attributable to MCBC	$395.2	$452.3	$(170.7)	$(281.6)	$395.2
Comprehensive income (loss) attributable to MCBC	$(437.0)	$(320.8)	$(380.5)	$701.3	$(437.0)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2017
(IN MILLIONS)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6.6	$140.9	$271.1	$—	$418.6
Accounts receivable, net	—	424.8	309.0	—	733.8
Other receivables, net	90.4	45.2	32.6	—	168.2
Inventories, net	—	457.7	133.8	—	591.5
Other current assets, net	9.6	184.8	83.2	—	277.6
Intercompany accounts receivable	—	2,303.2	65.6	(2,368.8)	—
Total current assets	106.6	3,556.6	895.3	(2,368.8)	2,189.7
Properties, net	16.8	3,509.8	1,147.1	—	4,673.7
Goodwill	—	6,487.8	1,917.7	—	8,405.5
Other intangibles, net	8.0	12,183.8	2,104.7	—	14,296.5
Net investment in and advances to subsidiaries	26,443.9	4,297.4	4,683.1	(35,424.4)	—
Other assets	101.7	253.7	387.2	(61.1)	681.5
Total assets	$26,677.0	$30,289.1	$11,135.1	$(37,854.3)	$30,246.9
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$180.4	$1,648.9	$850.3	$—	$2,679.6
Current portion of long-term debt and short-term borrowings	379.0	317.8	18.0	—	714.8
Discontinued operations	—	—	4.9	—	4.9
Intercompany accounts payable	2,131.8	102.8	134.2	(2,368.8)	—
Total current liabilities	2,691.2	2,069.5	1,007.4	(2,368.8)	3,399.3
Long-term debt	9,399.7	1,189.5	9.5	—	10,598.7
Pension and postretirement benefits	2.9	832.1	13.5	—	848.5
Deferred tax liabilities	—	864.7	845.0	(61.1)	1,648.6
Other liabilities	10.7	200.1	93.6	—	304.4
Discontinued operations	—	—	12.4	—	12.4
Intercompany notes payable	1,347.6	227.0	6,370.5	(7,945.1)	—
Total liabilities	13,452.1	5,382.9	8,351.9	(10,375.0)	16,811.9
MCBC stockholders' equity	13,226.1	31,275.5	4,148.9	(35,424.4)	13,226.1
Intercompany notes receivable	(1.2)	(6,369.3)	(1,574.6)	7,945.1	—
Total stockholders' equity	13,224.9	24,906.2	2,574.3	(27,479.3)	13,226.1
Noncontrolling interests	—	—	208.9	—	208.9
Total equity	13,224.9	24,906.2	2,783.2	(27,479.3)	13,435.0
Total liabilities and equity	$26,677.0	$30,289.1	$11,135.1	$(37,854.3)	$30,246.9

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2017
(IN MILLIONS)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$792.5	$1,474.7	$818.5	$(1,219.4)	$1,866.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(12.1)	(428.6)	(158.9)	—	(599.6)
Proceeds from sales of properties and other assets	—	4.4	56.1	—	60.5
Other	—	0.4	0.5	—	0.9
Net intercompany investing activity	72.1	21.1	(254.4)	161.2	—
Net cash provided by (used in) investing activities	60.0	(402.7)	(356.7)	161.2	(538.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	4.0	—	—	—	4.0
Dividends paid	(324.0)	(809.5)	(439.3)	1,219.4	(353.4)
Payments on debt and borrowings	(2,600.0)	(398.4)	(1.7)	—	(3,000.1)
Proceeds on debt and borrowings	1,536.0	—	—	—	1,536.0
Debt issuance costs	(7.0)	—	—	—	(7.0)
Net proceeds from (payments on) revolving credit facilities and commercial paper	378.5	—	(4.2)	—	374.3
Change in overdraft balances and other	(12.9)	(11.1)	(26.2)	—	(50.2)
Net intercompany financing activity	32.2	149.1	(20.1)	(161.2)	—
Net cash provided by (used in) financing activities	(993.2)	(1,069.9)	(491.5)	1,058.2	(1,496.4)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(140.7)	2.1	(29.7)	—	(168.3)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(2.7)	28.7	—	26.0
Balance at beginning of year	147.3	141.5	272.1	—	560.9
Balance at end of period	$6.6	$140.9	$271.1	$—	$418.6

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

21. Quarterly Financial Information (Unaudited)
Cost of goods sold, gross profit, net income (loss) from continuing operations, net income (loss) attributable to MCBC and the related basic and diluted per share amounts have been revised to reflect the retrospective application of our change in accounting policy related to net periodic pension cost as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies".

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2017	2016	2017	2016	2017	2016	2017	2016(1)
	(In millions, except per share data)
Sales	$2,913.8	$950.8	$3,793.1	$1,407.0	$3,552.9	$1,337.7	$3,211.7	$2,901.9
Excise taxes	(465.1)	(293.6)	(701.8)	(420.8)	(669.7)	(390.1)	(632.1)	(607.9)
Net sales	2,448.7	657.2	3,091.3	986.2	2,883.2	947.6	2,579.6	2,294.0
Cost of goods sold	(1,367.7)	(410.1)	(1,750.7)	(558.1)	(1,584.1)	(537.4)	(1,514.7)	(1,481.9)
Gross profit	$1,081.0	$247.1	$1,340.6	$428.1	$1,299.1	$410.2	$1,064.9	$812.1
Amounts attributable to Molson Coors Brewing Company:
Net income (loss) from continuing operations	$209.1	$168.6	$328.3	$179.7	$287.2	$207.7	$588.1	$1,439.8
Income (loss) from discontinued operations, net of tax	(0.6)	(0.5)	1.6	(1.8)	(0.2)	—	0.7	(0.5)
Net income (loss) attributable to Molson Coors Brewing Company	$208.5	$168.1	$329.9	$177.9	$287.0	$207.7	$588.8	$1,439.3
Basic net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.97	$0.83	$1.52	$0.84	$1.33	$0.97	$2.73	$6.70
From discontinued operations	—	—	0.01	(0.01)	—	—	—	—
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$0.97	$0.83	$1.53	$0.83	$1.33	$0.97	$2.73	$6.70
Diluted net income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.97	$0.82	$1.52	$0.83	$1.33	$0.96	$2.72	$6.65
From discontinued operations	(0.01)	—	—	(0.01)	—	—	—	—
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$0.96	$0.82	$1.52	$0.82	$1.33	$0.96	$2.72	$6.65

(1)
Prior to October 11, 2016, MCBC's 42% share of MillerCoors' results of operations was reported as equity income in MillerCoors in the consolidated statements of operations. As a result of the Acquisition, beginning October 11, 2016, MillerCoors' results of operations were consolidated into MCBC's consolidated financial statements.

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

Net Periodic Pension Cost Revised Accounting Policy
The following tables present the impacts to our quarterly information resulting from the retrospective application of our change in accounting policy as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies".

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2017		June 30, 2017		September 30, 2017		December 31, 2017
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	Under Prior Method	As Adjusted
	(In millions)
Consolidated Statements of Operations:
Cost of goods sold	$(1,372.9)	$(1,367.7)	$(1,756.1)	$(1,750.7)	$(1,589.6)	$(1,584.1)	$(1,520.3)	$(1,514.7)
Marketing, general and administrative expenses	$(702.8)	$(699.5)	$(781.2)	$(777.8)	$(782.8)	$(779.2)	$(779.4)	$(775.9)
Special items, net	$(3.8)	$(3.8)	$(16.5)	$(16.5)	$(4.1)	$(4.1)	$(3.7)	$(3.7)
Income tax benefit (expense)	$(64.6)	$(65.9)	$(123.0)	$(125.2)	$(145.3)	$(147.4)	$392.4	$391.7
Net income (loss) from continuing operations attributable to MCBC	$201.9	$209.1	$321.7	$328.3	$280.2	$287.2	$579.7	$588.1
Net income (loss) attributable to MCBC	$201.3	$208.5	$323.3	$329.9	$280.0	$287.0	$580.4	$588.8
Basic net income (loss) from continuing operations attributable to MCBC per share	$0.94	$0.97	$1.49	$1.52	$1.30	$1.33	$2.69	$2.73
Basic net income (loss) attributable to MCBC per share	$0.94	$0.97	$1.50	$1.53	$1.30	$1.33	$2.69	$2.73
Diluted net income (loss) from continuing operations attributable to MCBC per share	$0.93	$0.97	$1.49	$1.52	$1.29	$1.33	$2.68	$2.72
Diluted net income (loss) attributable to MCBC per share	$0.93	$0.96	$1.49	$1.52	$1.29	$1.33	$2.68	$2.72

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2017		June 30, 2017		September 30, 2017		December 31, 2017
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	Under Prior Method	As Adjusted
	(In millions)
Consolidated Statements of Comprehensive Income (Loss)
Foreign currency translation adjustments, net of tax	$81.6	$81.6	$310.5	$310.9	$214.9	$215.2	$79.7	$79.0
Pension and other postretirement benefit adjustments, net of tax	$—	$—	$—	$—	$—	$—	$161.2	$145.7
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income, net of tax	$1.6	$(1.0)	$6.7	$4.7	$6.7	$4.6	$2.3	$(4.7)

	As of
	March 31, 2017		June 30, 2017		September 30, 2017		December 31, 2017
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	Under Prior Method	As Adjusted
	(In millions)
Consolidated Balance Sheets
Other assets	$426.1	$430.4	$453.6	$462.6	$508.4	$522.3	$681.5	$681.5
Pension and postretirement benefits	$1,157.9	$1,157.6	$1,124.8	$1,124.2	$895.5	$894.6	$848.5	$848.5
Retained earnings	$6,232.0	$6,265.5	$6,467.0	$6,507.1	$6,658.7	$6,705.8	$7,150.6	$7,206.1
Accumulated other comprehensive income (loss)	$(1,470.2)	$(1,499.1)	$(1,222.3)	$(1,252.8)	$(1,038.6)	$(1,070.9)	$(804.5)	$(860.0)

	Three Months Ended		Six Months Ended		Nine Months Ended		Twelve Months Ended
	March 31, 2017		June 30, 2017		September 30, 2017		December 31, 2017
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	Under Prior Method	As Adjusted
	(In millions)
Consolidated Statements of Cash Flows
Net income (loss) including noncontrolling interests	$207.8	$215.0	$536.2	$550.0	$822.3	$843.1	$1,407.2	$1,436.4
Income tax (benefit) expense	$64.6	$65.9	$187.6	$191.1	$332.9	$338.5	$(59.5)	$(53.2)
Pension expense (benefit)	$(7.8)	$(16.3)	$(14.1)	$(31.4)	$(20.5)	$(46.9)	$(32.3)	$(67.8)

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2016		June 30, 2016		September 30, 2016		December 31, 2016
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
	(In millions)
Consolidated Statements of Operations:
Cost of goods sold	$(414.0)	$(410.1)	$(562.2)	$(558.1)	$(541.3)	$(537.4)	$(1,485.6)	$(1,481.9)
Marketing, general and administrative expenses	$(250.9)	$(249.0)	$(313.6)	$(311.6)	$(278.9)	$(277.1)	$(753.9)	$(752.1)
Special items, net	$108.6	$108.6	$(34.5)	$(34.5)	$4.9	$4.9	$2,444.9	$2,443.4
Income tax benefit (expense)	$(16.7)	$(17.1)	$(21.2)	$(21.7)	$(19.6)	$(20.1)	$(993.2)	$(996.3)
Net income (loss) from continuing operations attributable to MCBC	$163.2	$168.6	$174.1	$179.7	$202.5	$207.7	$1,438.9	$1,439.8
Net income (loss) attributable to MCBC	$162.7	$168.1	$172.3	$177.9	$202.5	$207.7	$1,438.4	$1,439.3
Basic net income (loss) from continuing operations attributable to MCBC per share	$0.80	$0.83	$0.81	$0.84	$0.94	$0.97	$6.70	$6.70
Basic net income (loss) attributable to MCBC per share	$0.80	$0.83	$0.80	$0.83	$0.94	$0.97	$6.70	$6.70
Diluted net income (loss) from continuing operations attributable to MCBC per share	$0.80	$0.82	$0.81	$0.83	$0.94	$0.96	$6.65	$6.65
Diluted net income (loss) attributable to MCBC per share	$0.80	$0.82	$0.80	$0.82	$0.94	$0.96	$6.65	$6.65

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2016		June 30, 2016		September 30, 2016		December 31, 2016
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
	(In millions)
Consolidated Statements of Comprehensive Income (Loss)
Foreign currency translation adjustments	$266.9	$266.9	$(153.2)	$(153.5)	$(57.8)	$(57.8)	$(290.3)	$(290.0)
Pension and other postretirement benefit adjustments	$—	$—	$—	$—	$—	$—	$62.3	$53.8
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	$7.0	$4.3	$7.0	$4.3	$6.9	$4.2	$10.5	$10.0

	As of
	March 31, 2016		June 30, 2016		September 30, 2016		December 31, 2016
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
	(In millions)
Consolidated Balance Sheets
Other assets	$264.1	$266.2	$282.8	$286.8	$272.8	$278.7	$382.5	$382.5
Pension and postretirement benefits	$208.9	$208.3	$209.1	$207.8	$206.1	$204.2	$1,196.0	$1,196.0
Retained earnings	$4,570.4	$4,585.0	$4,654.5	$4,674.7	$4,768.9	$4,794.3	$6,119.0	$6,145.3
Accumulated other comprehensive income (loss)	$(1,437.9)	$(1,449.8)	$(1,573.9)	$(1,588.8)	$(1,633.3)	$(1,650.9)	$(1,545.5)	$(1,571.8)

	Three Months Ended		Six Months Ended		Nine Months Ended		Twelve Months Ended
	March 31, 2016		June 30, 2016		September 30, 2016		December 31, 2016
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
	(In millions)
Consolidated Statements of Cash Flows
Net income (loss) including noncontrolling interests	$163.5	$168.9	$337.4	$348.4	$541.2	$557.4	$1,981.8	$1,998.9
Income tax (benefit) expense	$16.7	$17.1	$37.9	$38.8	$57.5	$58.9	$1,050.7	$1,055.2
Pension expense (benefit)	$2.0	$(3.8)	$4.0	$(7.9)	$6.4	$(11.2)	$10.0	$(11.6)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
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
Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework and criteria established in Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in the report which appears in Part II—Item 8 Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Additional information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2017.
ITEM 11.    EXECUTIVE COMPENSATION
Incorporated by reference to our definitive proxy statement for our 2018 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2017.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to our definitive proxy statement for our 2018 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2017.
Equity Compensation Plan Information
The following table summarizes information about the Incentive Compensation Plan as of December 31, 2017. All outstanding awards shown in the table below relate to our Class B common stock.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders(1)	3,086,458	$63.60	4,310,746
Equity compensation plans not approved by security holders	—	N/A	—
Total	3,086,458	$63.60	4,310,746

(1)
Under the Incentive Compensation Plan, we may issue RSUs, DSUs, PSUs and stock options. Amount in column A includes 1,183,858 RSUs and DSUs, 393,368 PSUs (assuming the target award is met) and 1,509,232 options, respectively, outstanding as of December 31, 2017. See Part II—Item 8 Financial Statements and Supplementary Data, Note 14, "Share-Based Payments" of the Notes to the Consolidated Financial Statements for further discussion. Outstanding RSUs, DSUs and PSUs do not have exercise prices and therefore have been disregarded for purposes of calculating the weighted-average exercise price.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to our definitive proxy statement for our 2018 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2017.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to our definitive proxy statement for our 2018 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2017.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits
The following are filed or incorporated by reference as a part of this Annual Report on Form 10-K:

(1)	Management's Report
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2017, December 31, 2016, and December 31, 2015
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, December 31, 2016, and December 31, 2015
Consolidated Balance Sheets at December 31, 2017, and December 31, 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2017, December 31, 2016, and December 31, 2015
Consolidated Statements of Stockholders' Equity and Noncontrolling Interests for the years ended December 31, 2017, December 31, 2016, and December 31, 2015
Notes to Consolidated Financial Statements

(2)	Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2017, December 31, 2016, and December 31, 2015

(3)	Exhibit list

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
2.1.1	Purchase Agreement, dated as of November 11, 2015, by and between Anheuser-Busch InBev SA/NV and Molson Coors Brewing Company.	8-K	2.1	November 12, 2015
2.1.2	Amendment No. 1 to Purchase Agreement, dated as of March 25, 2016, by and between Anheuser-Busch InBev SA/NV and Molson Coors Brewing Company.	10-Q	2.1	May 3, 2016
2.1.3	Amendment No. 2 to Purchase Agreement, dated as of October 3, 2016, by and between Anheuser-Busch InBev SA/NV and Molson Coors Brewing Company.	8-K	2.1	October 4, 2016
3.1.1	Restated Certificate of Incorporation of Molson Coors Brewing Company.	Schedule 14A	Annex G	December 10, 2004
3.1.2	Amendment to Restated Certificate of Incorporation of Molson Coors Brewing Company.	10-Q	3.1	August 6, 2013
3.2	Third Amended and Restated Bylaws of Molson Coors Brewing Company.	10-Q	3.1	August 4, 2009
4.1.1	Indenture, dated as of May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.1	May 3, 2012
4.1.2	First Supplemental Indenture, dated as of May 3, 2012, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.2	May 3, 2012

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
4.1.3	Second Supplemental Indenture, dated as of June 15, 2012, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.8	August 8, 2012
4.1.4	Third Supplemental Indenture, dated as of May 13, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.3	June 28, 2016
4.1.5	Fourth Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.9	November 1, 2016
4.1.6	Fifth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.10	November 1, 2016
4.1.7	Sixth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.2.7	February 14, 2017
4.1.8
Seventh Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.

					X
4.2	Form of 3.500% Senior Notes due 2022.	8-K	4.2	May 3, 2012
4.3	Form of 5.000% Senior Notes due 2042.	8-K	4.2	May 3, 2012
4.4	Registration Rights Agreement, dated as of February 9, 2005, among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969.	8-K	99.2	February 15, 2005
4.5.1	Indenture, dated as of September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.1	September 18, 2015
4.5.2	First Supplemental Indenture, dated as of September 18, 2015, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.2	September 18, 2015
4.5.3	Second Supplemental Indenture, dated as of September 18, 2015, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.3	September 18, 2015
4.5.4	Third Supplemental Indenture, dated as of May 13, 2016, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.2	June 28, 2016

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
4.5.5	Fourth Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.3	November 1, 2016
4.5.6	Fifth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.4	November 1, 2016
4.5.7	Sixth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	4.4.7	February 14, 2017
4.5.8
Seventh Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.
					X
4.6	Form of 2.25% Series 1 Notes due 2018.	8-K	4.2	September 18, 2015
4.7	Form of 2.75% Series 2 Notes due 2020.	8-K	4.3	September 18, 2015
4.8.1	Indenture, dated as of July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.1	July 7, 2016
4.8.2	First Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and paying agent.	8-K	4.2	July 7, 2016
4.8.3	Second Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.3	July 7, 2016
4.8.4	Third Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.14	November 1, 2016
4.8.5	Fourth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.15	November 1, 2016
4.8.6	Fifth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.5.6	February 14, 2017
4.8.7
Sixth Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.
					X
4.9	Form of 1.250% Senior Notes due 2024.	8-K	4.2	July 7, 2016
4.10	Form of 1.450% Senior Notes due 2019.	8-K	4.3	July 7, 2016
4.11	Form of 2.100% Senior Notes due 2021.	8-K	4.3	July 7, 2016

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
4.12	Form of 3.000% Senior Notes due 2026.	8-K	4.3	July 7, 2016
4.13	Form of 4.200% Senior Notes due 2046.	8-K	4.3	July 7, 2016
4.14.1	Indenture, dated as of July 7, 2016, by and among Molson Coors International LP, Molson Coors Brewing Company, as parent, the subsidiary guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.9	July 7, 2016
4.14.2	First Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, Molson Coors Brewing Company, as parent, the subsidiary guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.10	July 7, 2016
4.14.3	Second Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.7	November 1, 2016
4.14.4	Third Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.8	November 1, 2016
4.14.5	Fourth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	4.11.5	February 14, 2017
4.14.6
Fifth Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.
					X
4.15	Form of 2.840% Senior Notes due 2023.	8-K	4.10	July 7, 2016
4.16	Form of 3.440% Senior Notes due 2026.	8-K	4.10	July 7, 2016
4.17.1	Indenture, dated as of March 15, 2017, by and among Molson Coors Brewing Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.1	March 15, 2017
4.17.2
First Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated as of March 15, 2017, by and among Molson Coors Brewing Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.
					X
4.18.1	Indenture, dated as of March 15, 2017, by and among Molson Coors Brewing Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.4	March 15, 2017
4.18.2
First Supplemental Indenture, dated as of January 11, 2018, to the Indenture, dated as of March 15, 2017, by and among Molson Coors Brewing Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.
					X
4.19	Registration Rights Agreement, dated as of March 15, 2017, by and among Molson Coors Brewing Company, the guarantors party thereto and the initial purchasers named therein.	8-K	4.6	March 15, 2017
4.20	Form of 1.900% Senior Notes due 2019.	8-K	4.1	March 15, 2017
4.21	Form of 2.250% Senior Notes due 2020.	8-K	4.1	March 15, 2017
4.22	Form of Senior Floating Rate Notes due 2019.	8-K	4.4	March 15, 2017

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.1	*	Amended and Restated Molson Coors Brewing Company Directors' Stock Plan effective May 31, 2012.	10-Q	10.7	August 8, 2012
10.2.1	*	Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.1	August 6, 2015
10.2.2	*	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-K	10.2.2	February 14, 2017
10.2.3	*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-K	10.2.3	February 14, 2017
10.2.4	*	Form of Directors DSU Award Statement pursuant to the Amended and Restated Incentive Compensation Plan.	10-K	10.2.4	February 14, 2017
10.2.5	*	Form of Directors RSU Award Statement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.6	November 7, 2008
10.2.6	*	Form of Stock Option pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-K	10.7.8	February 12, 2015
10.3	*	Form of Executive Continuity and Protection Program Letter Agreement.	10-Q	10.7	May 11, 2005
10.4	*	Molson Coors Brewing Company Amended and Restated Change in Control Protection Program effective January 1, 2008.	10-Q	10.8	August 8, 2012
10.5	*	Employment Letter by and between Molson Coors Canada and Stewart Glendinning.	10-K	10.23	February 14, 2014
10.6	*	Offer Letter, dated as of September 30, 2016, by and between Peter H. Coors and Molson Coors Brewing Company.	8-K	10.1	October 4, 2016
10.7	*	Executive Employment Agreement, dated as of November 5, 2015, by and between MillerCoors, LLC and Gavin D.K. Hattersley.	10-Q	10.1	May 3, 2017
10.8.1		Credit Agreement, dated as of July 7, 2017, by and among Molson Coors Brewing Company, the borrowing subsidiaries party thereto, CitiBank, N.A., as administrative agent and a U.S. issuing bank, Bank of America, N.A., as a U.S. issuing bank, The Bank of Tokyo Mitsubishi UFJ, LTD. as a U.S. issuing bank, Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and The Bank of Tokyo Mitsubishi UFJ, Ltd. as joint lead arrangers and joint bookrunners, and Bank of America, N.A. and The Bank of Tokyo Mitsubishi UFJ, Ltd. as Co-Syndication Agents.	8-K	10.1	July 13, 2017
10.8.2		Subsidiary Guarantee Agreement, dated as of July 7, 2017, by and among Molson Coors Brewing Company, the subsidiaries named on Schedule I thereto, and Citibank, N.A., as administrative agent.	8-K	10.2	July 13, 2017
10.8.3
Supplement No. 1, dated as of January 11, 2018, to the Subsidiary Guarantee Agreement, dated as of July 7, 2017, by and among Molson Coors Brewing Company, the subsidiaries named on Schedule I thereto, and Citibank, N.A., as administrative agent.
						X
10.9		Form of Commercial Paper Dealer Agreement.	8-K	10.3	July 13, 2017
10.10	*	Executive Employment Agreement, dated as of November 13, 2014, by and between Molson Coors Brewing Company and Mark R. Hunter.	8-K	10.1	November 18, 2014
10.11		Variation Agreement, dated as of November 12, 2013, by and among Molson Coors Brewing Company and Grupo Modelo SAB de C.V. and certain of their respective affiliates.	10-K	10.44	February 14, 2014
10.12	*	Employment letter by and between Molson Coors Brewing Company and Krishnan Anand, dated as of November 2, 2009.	10-Q	10.1	May 7, 2015

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.13	*	Offer Letter, dated as of November 22, 2016, by and between Tracey Joubert and Molson Coors Brewing Company.	8-K	10.1	November 25, 2016
18		Preferability Letter from PricewaterhouseCoopers LLC.				X
21		Subsidiaries of the Registrant.				X
23.1		Consent of Independent Registered Public Accounting Firm.				X
31.1		Section 302 Certification of Chief Executive Officer.				X
31.2		Section 302 Certification of Chief Financial Officer.				X
32		Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).				X
101.INS	**	XBRL Instance Document				X
101.SCH	**	XBRL Taxonomy Extension Schema Document				X
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document				X
* Represents a management contract or compensatory plan or arrangement.
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations (ii) the Consolidated Statements of Comprehensive Income (Loss) (iii) the Consolidated Balance Sheets (iv) the Consolidated Statements of Cash Flows (v) the Consolidated Statements of Stockholders' Equity and Noncontrolling Interests (vi) the Notes to Consolidated Financial Statements, and (vii) document and entity information.

(b)	Exhibits
The exhibits at Item 15(a)(3) above are filed or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.

(c)	Other Financial Statement Schedules

SCHEDULE II
MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Foreign exchange impact	Balance at end of year
Allowance for doubtful accounts—trade accounts receivable
Year ended:
December 31, 2017	$10.7	$7.2	$(2.0)	$1.3	$17.2
December 31, 2016	$8.7	$4.0	$(1.5)	$(0.5)	$10.7
December 31, 2015	$11.5	$2.2	$(4.0)	$(1.0)	$8.7
Allowance for obsolete supplies and inventory
Year ended:
December 31, 2017	$8.8	$20.6	$(14.5)	$0.6	$15.5
December 31, 2016	$8.5	$4.4	$(3.7)	$(0.4)	$8.8
December 31, 2015	$8.0	$4.1	$(2.6)	$(1.0)	$8.5
Deferred tax valuation account
Year ended:
December 31, 2017	$901.7	$67.8	$(21.1)	$129.3	$1,077.7
December 31, 2016	$824.9	$161.3	$(53.6)	$(30.9)	$901.7
December 31, 2015	$105.4	$737.7	$(8.2)	$(10.0)	$824.9

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
February 14, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ MARK R. HUNTER	President, Chief Executive Officer and Director (Principal Executive Officer)
Mark R. Hunter
By	/s/ TRACEY I. JOUBERT	Chief Financial Officer (Principal Financial Officer)
Tracey I. Joubert
By	/s/ BRIAN C. TABOLT	Vice President and Controller (Chief Accounting Officer)
Brian C. Tabolt
By	/s/ PETER H. COORS	Chairman
Peter H. Coors
By	/s/ GEOFFREY E. MOLSON	Vice Chairman
Geoffrey E. Molson
By	/s/ PETER J. COORS	Director
Peter J. Coors
By	/s/ BETTY K. DEVITA	Director
Betty K. DeVita
By	/s/ ROGER G. EATON	Director
Roger G. Eaton
By	/s/ MARY LYNN FERGUSON-MCHUGH	Director
Mary Lynn Ferguson-McHugh
By	/s/ CHARLES M. HERINGTON	Director
Charles M. Herington
By	/s/ FRANKLIN W. HOBBS	Director
Franklin W. Hobbs
By	/s/ ANDREW T. MOLSON	Director
Andrew T. Molson
By	/s/ IAIN J. G. NAPIER	Director
Iain J. G. Napier
By	/s/ DOUGLAS D. TOUGH	Director
Douglas D. Tough
By	/s/ LOUIS VACHON	Director
Louis Vachon

February 14, 2018