Form 10-Q
period 2018-06-30
MOLSON COORS BREWING CO
filed 2018-08-01
CIK 24545

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2018
OR
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 26, 2018:
Class A Common Stock — 2,560,668 shares
Class B Common Stock — 195,617,180 shares

Exchangeable shares:
As of July 26, 2018, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares — 2,878,431 shares
Class B Exchangeable shares — 14,691,557 shares
The Class A exchangeable shares and Class B exchangeable shares are shares of the share capital in Molson Coors Canada Inc., a wholly-owned subsidiary of the registrant. They are publicly traded on the Toronto Stock Exchange under the symbols TPX.A and TPX.B, respectively. These shares are intended to provide substantially the same economic and voting rights as the corresponding class of Molson Coors common stock in which they may be exchanged. In addition to the registered Class A common stock and the Class B common stock, the registrant has also issued and outstanding one share each of a Special Class A voting stock and Special Class B voting stock. The Special Class A voting stock and the Special Class B voting stock provide the mechanism for holders of Class A exchangeable shares and Class B exchangeable shares to be provided instructions to vote with the holders of the Class A common stock and the Class B common stock, respectively. The holders of the Special Class A voting stock and Special Class B voting stock are entitled to one vote for each outstanding Class A exchangeable share and Class B exchangeable share, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The Special Class A voting stock and Special Class B voting stock are subject to a voting trust arrangement. The trustee which holds the Special Class A voting stock and the Special Class B voting stock is required to cast a number of votes equal to the number of then-outstanding Class A exchangeable shares and Class B exchangeable shares, respectively, but will only cast a number of votes equal to the number of Class A exchangeable shares and Class B exchangeable shares as to which it has received voting instructions from the owners of record of those Class A exchangeable shares and Class B exchangeable shares, other than the registrant or its subsidiaries, respectively, on the record date, and will cast the votes in accordance with such instructions so received.

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
Statements that refer to projections of our future financial performance, anticipated trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under the heading "Outlook for 2018" therein, relating to overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, anticipated results, anticipated synergies, anticipated tax rates and benefits, expectations for funding future capital expenditures and operations, expectations regarding future dividends, debt service capabilities, timing and amounts of debt and leverage levels, shipment levels and profitability, market share and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies," and variations of such words and similar expressions are intended to identify forward-looking statements.
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

PART I. FINANCIAL INFORMATION

ITEM 1.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Sales	$3,820.5	$3,793.1	$6,688.5	$6,706.9
Excise taxes	(735.3)	(701.8)	(1,271.8)	(1,166.9)
Net sales	3,085.2	3,091.3	5,416.7	5,540.0
Cost of goods sold	(1,739.1)	(1,755.5)	(3,274.8)	(3,127.8)
Gross profit	1,346.1	1,335.8	2,141.9	2,412.2
Marketing, general and administrative expenses	(744.7)	(782.4)	(1,425.8)	(1,487.7)
Special items, net	(10.5)	(16.5)	304.3	(23.2)
Operating income (loss)	590.9	536.9	1,020.4	901.3
Interest income (expense), net	(76.7)	(89.2)	(159.9)	(185.8)
Other pension and postretirement benefits (costs), net	9.9	9.4	19.9	22.7
Other income (expense), net	(1.1)	3.1	—	2.9
Income (loss) before income taxes	523.0	460.2	880.4	741.1
Income tax benefit (expense)	(92.2)	(125.2)	(167.1)	(191.1)
Net income (loss)	430.8	335.0	713.3	550.0
Net (income) loss attributable to noncontrolling interests	(6.7)	(5.1)	(11.1)	(11.6)
Net income (loss) attributable to Molson Coors Brewing Company	$424.1	$329.9	$702.2	$538.4

Net income (loss) attributable to Molson Coors Brewing Company per share:
Basic	$1.96	$1.53	$3.25	$2.50
Diluted	$1.96	$1.52	$3.24	$2.49

Weighted-average shares outstanding:
Basic	216.0	215.4	215.9	215.3
Dilutive effect of share-based awards	0.5	1.0	0.7	1.1
Diluted	216.5	216.4	216.6	216.4

Anti-dilutive securities excluded from the computation of diluted EPS	1.2	0.3	0.7	0.3

Dividends declared and paid per share	$0.41	$0.41	$0.82	$0.82
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income (loss) including noncontrolling interests	$430.8	$335.0	$713.3	$550.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(255.0)	310.9	(180.9)	392.5
Unrealized gain (loss) on derivative instruments	36.2	(68.6)	10.4	(77.2)
Reclassification of derivative (gain) loss to income	0.7	(0.4)	1.8	(0.4)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	1.3	4.7	3.0	3.7
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	0.7	0.9	(0.5)	2.0
Total other comprehensive income (loss), net of tax	(216.1)	247.5	(166.2)	320.6
Comprehensive income (loss)	214.7	582.5	547.1	870.6
Comprehensive (income) loss attributable to noncontrolling interests	(5.1)	(6.3)	(10.3)	(13.2)
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$209.6	$576.2	$536.8	$857.4
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT PAR VALUE) (UNAUDITED)

	As of
	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$792.9	$418.6
Accounts receivable, net	984.9	733.8
Other receivables, net	131.1	168.2
Inventories, net	637.5	591.5
Other current assets, net	341.1	277.6
Total current assets	2,887.5	2,189.7
Properties, net	4,599.4	4,673.7
Goodwill	8,332.6	8,405.5
Other intangibles, net	14,018.4	14,296.5
Other assets	723.0	681.5
Total assets	$30,560.9	$30,246.9
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$2,971.0	$2,684.5
Current portion of long-term debt and short-term borrowings	1,411.0	714.8
Total current liabilities	4,382.0	3,399.3
Long-term debt	9,455.1	10,598.7
Pension and postretirement benefits	828.1	848.5
Deferred tax liabilities	1,771.0	1,648.6
Other liabilities	328.1	316.8
Total liabilities	16,764.3	16,811.9
Commitments and contingencies (Note 14)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value per share (authorized: 500.0 shares; issued: 205.1 shares and 204.7 shares, respectively)	2.0	2.0
Class A exchangeable shares, no par value (issued and outstanding: 2.9 shares and 2.9 shares, respectively)	107.7	107.7
Class B exchangeable shares, no par value (issued and outstanding: 14.7 shares and 14.7 shares, respectively)	553.2	553.2
Paid-in capital	6,707.0	6,688.5
Retained earnings	7,703.5	7,206.1
Accumulated other comprehensive income (loss)	(1,025.4)	(860.0)
Class B common stock held in treasury at cost (9.5 shares and 9.5 shares, respectively)	(471.4)	(471.4)
Total Molson Coors Brewing Company stockholders' equity	13,576.6	13,226.1
Noncontrolling interests	220.0	208.9
Total equity	13,796.6	13,435.0
Total liabilities and equity	$30,560.9	$30,246.9
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$713.3	$550.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	429.6	396.0
Amortization of debt issuance costs and discounts	7.2	11.2
Share-based compensation	25.1	31.6
(Gain) loss on sale or impairment of properties and other assets, net	—	(4.3)
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	38.4	(41.5)
Income tax (benefit) expense	167.1	191.1
Income tax (paid) received	20.0	23.5
Interest expense, excluding interest amortization	155.8	177.6
Interest paid	(152.5)	(175.4)
Pension expense (benefit)	(29.5)	(31.4)
Pension contributions paid	(5.0)	(72.1)
Change in current assets and liabilities and other	(71.7)	(237.8)
Net cash provided by (used in) operating activities	1,297.8	818.5
Cash flows from investing activities:
Additions to properties	(351.1)	(354.0)
Proceeds from sales of properties and other assets	4.4	46.1
Other	(50.5)	6.0
Net cash provided by (used in) investing activities	(397.2)	(301.9)
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	6.3	1.1
Dividends paid	(177.0)	(176.6)
Payments on debt and borrowings	(2.4)	(2,201.5)
Proceeds on debt and borrowings	—	1,536.0
Net proceeds from (payments on) revolving credit facilities and commercial paper	(376.1)	282.0
Change in overdraft balances and other	24.5	(34.2)
Net cash provided by (used in) financing activities	(524.7)	(593.2)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	375.9	(76.6)
Effect of foreign exchange rate changes on cash and cash equivalents	(1.6)	18.6
Balance at beginning of year	418.6	560.9
Balance at end of period	$792.9	$502.9
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)
(UNAUDITED)

		MCBC Stockholders' Equity
								Accumulated	Common Stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of December 31, 2016	$11,621.7	$—	$2.0	$108.1	$571.2	$6,635.3	$6,145.3	$(1,571.8)	$(471.4)	$203.0
Exchange of shares	—	—	—	(0.4)	(16.8)	17.2	—	—	—	—
Shares issued under equity compensation plan	(24.7)	—	—	—	—	(24.7)	—	—	—	—
Amortization of share-based compensation	30.7	—	—	—	—	30.7	—	—	—	—
Acquisition of business and purchase of noncontrolling interest	1.6	—	—	—	—	—	—	—	—	1.6
Net income (loss) including noncontrolling interests	550.0	—	—	—	—	—	538.4	—	—	11.6
Other comprehensive income (loss), net of tax	320.6	—	—	—	—	—	—	319.0	—	1.6
Dividends declared and paid	(184.5)	—	—	—	—	—	(176.6)	—	—	(7.9)
As of June 30, 2017	$12,315.4	$—	$2.0	$107.7	$554.4	$6,658.5	$6,507.1	$(1,252.8)	$(471.4)	$209.9

		MCBC Stockholders' Equity
								Accumulated	Common Stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of December 31, 2017	$13,435.0	$—	$2.0	$107.7	$553.2	$6,688.5	$7,206.1	$(860.0)	$(471.4)	$208.9
Shares issued under equity compensation plan	(6.4)	—	—	—	—	(6.4)	—	—	—	—
Amortization of share-based compensation	24.9	—	—	—	—	24.9	—	—	—	—
Purchase of noncontrolling interest	(0.1)	—	—	—	—	—	—	—	—	(0.1)
Net income (loss) including noncontrolling interests	713.3	—	—	—	—	—	702.2	—	—	11.1
Other comprehensive income (loss), net of tax	(166.2)	—	—	—	—	—	—	(165.4)	—	(0.8)
Adoption of new accounting pronouncement (see Note 2)	(27.8)	—	—	—	—	—	(27.8)	—	—	—
Contributions from noncontrolling interests	6.4	—	—	—	—	—	—	—	—	6.4
Dividends declared and paid	(182.5)	—	—	—	—	—	(177.0)	—	—	(5.5)
As of June 30, 2018	$13,796.6	$—	$2.0	$107.7	$553.2	$6,707.0	$7,703.5	$(1,025.4)	$(471.4)	$220.0

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
These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 ("Annual Report"), and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report, except as noted below and in Note 2, "New Accounting Pronouncements". We adopted the FASB's new revenue recognition standard and the presentation of net periodic pension and other postretirement benefit cost standard during the first quarter of 2018. We also adopted the updated hedge accounting standard during the second quarter of 2018. The adoption of each of these accounting standards was effective January 1, 2018.
Our historical unaudited condensed consolidated financial statements have been revised to reflect the retrospective application of our change in accounting policy for calculating the market-related value of pension plan assets used to determine net periodic pension cost as discussed in our Annual Report.
The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be achieved for the full year.
Non-Cash Activity
Non-cash activity includes non-cash issuances of share-based awards, as well as non-cash investing activities related to movements in our guarantee of indebtedness of certain equity method investments. See Note 4, "Investments" and Note 5, "Share-Based Payments" for further discussion. We also had non-cash activities related to capital expenditures incurred but not yet paid, and the recognition of capital leases. These non-cash activities are excluded from our unaudited condensed consolidated statements of cash flows and were $153.0 million and $163.1 million for the six months ended June 30, 2018, and June 30, 2017, respectively.
Discontinued Operations
We no longer present the activity related to foreign exchange movements nor the liabilities associated with our indemnities resulting from the historical sale of the Kaiser business (as discussed in Note 19 of the Notes included in our Annual Report) within discontinued operations and have accordingly reclassified the activity into other income within continuing operations of the unaudited condensed consolidated statements of operations, and the liabilities into other current and long-term liabilities within the unaudited condensed consolidated balance sheets. This change has been applied retrospectively and prospectively. As a result, we reclassified a foreign exchange gain from discontinued operations to other income (expense), net of $1.6 million and $1.0 million for the three and six months ended June 30, 2017.

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

Variable Consideration
Our revenue generating activities include variable consideration which is recorded as a reduction of the transaction price based upon expected amounts at the time revenue for the corresponding product sale is recognized. For example, customer promotional discount programs are entered into with certain distributors for certain periods of time. The amount ultimately reimbursed to distributors is determined based upon agreed-upon promotional discounts which are applied to distributors' sales to retailers. Other common forms of variable consideration include volume rebates for meeting established sales targets, and coupons and mail-in rebates offered to the end consumer. The determination of the reduction of the transaction price for variable consideration requires that we make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. We estimate this variable consideration, including analyzing for a potential constraint on variable consideration, by taking into account factors such as the nature of the promotional activity, historical information and current trends, availability of actual results, and expectations of customer and consumer behavior.
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
During the three and six months ended June 30, 2018, adjustments to revenue from performance obligations satisfied in the prior period due to changes in estimates in variable consideration were immaterial.
Significant Financing Component and Costs to Obtain Contracts
In certain of our businesses where such practices are legally permitted, we make loans or advanced payments to retail outlets that sell our brands. For arrangements that do not span greater than one year, we apply the practical expedient available under ASC 606 and do not adjust the transaction price for the effects of a potential significant financing component. We further analyze arrangements that span greater than one year on an ongoing basis to determine whether a significant financing component exists. No such arrangements existed during the six months ended June 30, 2018.
Advance payments to customers, where legally permitted, are deferred and amortized as a reduction to revenue over the expected period of benefit and tested for recoverability as appropriate. All other costs to obtain contracts and fulfill are expensed as incurred based on the nature, significance and expected benefit of these costs relative to the contract.
Contract Assets and Liabilities
We continually evaluate whether our revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets or liabilities existed as of June 30, 2018, or December 31, 2017. Separately, trade accounts receivable, including affiliate receivables, approximates receivables from contracts with customers.
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

	Three Months Ended June 30, 2017
	As Adjusted - Pension Methodology(1)	As Adjusted - Accounting Standard Update
	(In millions)
Unaudited Condensed Consolidated Statement of Operations:
Cost of goods sold	$(1,750.7)	$(1,755.5)
Marketing, general and administrative expenses	$(777.8)	$(782.4)
Operating income (loss)	$546.3	$536.9
Other pension and postretirement benefits (costs), net	$—	$9.4

	Six Months Ended June 30, 2017
	As Adjusted - Pension Methodology(1)	As Adjusted - Accounting Standard Update
	(In millions)
Unaudited Condensed Consolidated Statement of Operations:
Cost of goods sold	$(3,118.4)	$(3,127.8)
Marketing, general and administrative expenses	$(1,477.3)	$(1,487.7)
Special items, net	$(20.3)	$(23.2)
Operating income (loss)	$924.0	$901.3
Other pension and postretirement benefits (costs), net	$—	$22.7

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

The following table shows the (increase) decrease for the respective line item within the unaudited condensed consolidated statement of operations for segment reporting for the three months ended June 30, 2017:

	Corporate	Europe	U.S.	Canada
Cost of goods sold	$—	$(6.7)	$1.8	$0.1
Marketing, general and administrative expenses	—	(4.6)	—	—
Other pension and postretirement benefits (costs), net	9.4	—	—	—
Total	$9.4	$(11.3)	$1.8	$0.1

The following table shows the (increase) decrease for the respective line item within the unaudited condensed consolidated statement of operations for segment reporting for the six months ended June 30, 2017:

	Corporate	Europe	U.S.	Canada
Cost of goods sold	$—	$(13.3)	$3.6	$0.3
Marketing, general and administrative expenses	—	(9.3)	(0.8)	(0.3)
Special items, net	—	—	—	(2.9)
Other pension and postretirement benefits (costs), net	22.7	—	—	—
Total	$22.7	$(22.6)	$2.8	$(2.9)
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
We adopted this guidance and related amendments as of January 1, 2018, applying the modified retrospective transition approach to all contracts. Based on our comprehensive assessment of the new guidance, including our evaluation of the five-step approach outlined within the guidance, we concluded that the adoption did not have a significant impact to our core revenue generating activities. However, the adoption resulted in a change in presentation of certain cash payments made to customers as well as the timing of recognition of certain promotional discounts. Specifically, certain cash payments to customers were previously recorded within marketing, general and administrative expenses in the unaudited condensed consolidated statements of operations. Upon the adoption of the new guidance, many of these cash payments did not meet the specific criteria within the new guidance of providing a “distinct” good or service, and therefore, were required to be presented as a reduction of revenue. Based on foreign exchange rates as of June 30, 2018, we currently anticipate that the impact of this change will result in a reduction of both revenue and marketing, general and administrative expenses by approximately $60 million to $70 million during 2018, primarily within our Canada segment, with no impact to full year net income. However, actual results may differ from these estimates. Furthermore, upon adoption of the new guidance, certain of our promotional discounts which are deemed variable consideration under the new guidance, are now recognized at the time of the related shipment of product, which is earlier than recognized under historical guidance. We anticipate that this change in recognition timing will shift financial statement recognition primarily amongst quarters, however, do not anticipate that the full-year impact will be significant to our financial results. We also evaluated the requirements of the new guidance on our other revenue generating activities such as contract brewing and license arrangements, and concluded that no changes to our historical accounting treatment was required.

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

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Under Historical Guidance	As Reported Under New Guidance	Effect of Change	Under Historical Guidance	As Reported Under New Guidance	Effect of Change
	(In millions, except per share data)
Unaudited Condensed Consolidated Statement of Operations:
Sales	$3,845.2	$3,820.5	$(24.7)	$6,729.3	$6,688.5	$(40.8)
Excise taxes	(735.3)	(735.3)	—	(1,271.8)	(1,271.8)	—
Net sales	3,109.9	3,085.2	(24.7)	5,457.5	5,416.7	(40.8)
Cost of goods sold	(1,739.1)	(1,739.1)	—	(3,274.8)	(3,274.8)	—
Gross profit	1,370.8	1,346.1	(24.7)	2,182.7	2,141.9	(40.8)
Marketing, general and administrative expenses	(757.7)	(744.7)	13.0	(1,451.9)	(1,425.8)	26.1
Special items, net	(10.5)	(10.5)	—	304.3	304.3	—
Operating income (loss)	602.6	590.9	(11.7)	1,035.1	1,020.4	(14.7)
Interest income (expense), net	(75.8)	(76.7)	(0.9)	(158.2)	(159.9)	(1.7)
Other pension and postretirement benefits (costs), net	9.9	9.9	—	19.9	19.9	—
Other income (expense), net	(1.1)	(1.1)	—	—	—	—
Income (loss) before income taxes	535.6	523.0	(12.6)	896.8	880.4	(16.4)
Income tax benefit (expense)	(94.4)	(92.2)	2.2	(170.1)	(167.1)	3.0
Net income (loss)	441.2	430.8	(10.4)	726.7	713.3	(13.4)
Net (income) loss attributable to noncontrolling interests	(6.7)	(6.7)	—	(11.1)	(11.1)	—
Net income (loss) attributable to MCBC	$434.5	$424.1	$(10.4)	$715.6	$702.2	$(13.4)
Basic net income (loss) attributable to MCBC per share	$2.01	$1.96	$(0.05)	$3.31	$3.25	$(0.06)
Diluted net income (loss) attributable to MCBC per share	$2.01	$1.96	$(0.05)	$3.30	$3.24	$(0.06)

	As of June 30, 2018
	Under Historical Guidance	As Reported Under New Guidance	Effect of Change
	(In millions)
Unaudited Condensed Consolidated Balance Sheet:
Assets
Accounts receivable, net	$984.7	$984.9	$0.2
Other current assets, net	$336.8	$341.1	$4.3
Liabilities and equity
Accounts payable and other current liabilities	$2,913.5	$2,971.0	$57.5
Deferred tax liabilities	$1,783.0	$1,771.0	$(12.0)
Retained earnings	$7,744.7	$7,703.5	$(41.2)
AOCI	$(1,025.6)	$(1,025.4)	$0.2

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
Financial and Commodity Risks
In August 2017, the FASB issued authoritative guidance intended to refine and expand hedge accounting for both financial and commodity risks. The revised guidance will create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. In addition, this guidance makes certain targeted improvements to simplify the application of hedge accounting guidance. This guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. We have elected to early adopt this guidance during the second quarter of 2018. All transition requirements have been applied to hedging relationships existing on the date of adoption and the effect of the adoption is reflected as of January 1, 2018. The adoption of this guidance did not result in a cumulative adjustment to the opening balance of retained earnings as of January 1, 2018, and did not have any other material effect on our results of operations, financial position or cash flows. All required disclosures under the new guidance have been made in Note 12, "Derivative Instruments and Hedging Activities".

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
In February 2016, the FASB issued authoritative guidance intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The guidance should be applied under a modified retrospective transition approach, with an option to apply the guidance either at the beginning of the earliest comparative period presented in the adoption-period financial statements, or to apply the new guidance at the adoption date. We currently anticipate that we will apply the guidance at the beginning of the period of adoption; however, this expectation may change following the completion of our evaluation of the impact of this guidance on our financial statements. We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance. This guidance will result in our existing operating leases, for certain real estate and equipment, to be recognized on our balance sheet. We will further analyze our lease arrangements as we complete our assessment and implementation of this new guidance.
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

No single customer accounted for more than 10% of our consolidated sales for the three and six months ended June 30, 2018, or June 30, 2017. Consolidated net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting net sales revenues and income (loss) before income taxes eliminate in consolidation and are primarily related to U.S. segment sales to the other segments.
The following tables present net sales, income (loss) before income taxes and total assets by segment:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In millions)
U.S.	$2,072.5	$2,138.9	$3,720.3	$3,888.8
Canada	397.4	407.6	681.2	698.7
Europe	586.1	524.7	960.4	906.3
International	67.9	65.1	125.4	126.9
Corporate	0.3	0.3	0.5	0.6
Inter-segment net sales eliminations	(39.0)	(45.3)	(71.1)	(81.3)
Consolidated net sales	$3,085.2	$3,091.3	$5,416.7	$5,540.0

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017(1)	June 30, 2018	June 30, 2017(1)
	(In millions)
U.S.	$445.5	$486.5	$707.2	$803.1
Canada(2)	61.3	69.7	70.4	90.6
Europe(3)	86.8	69.9	56.9	96.9
International	1.3	(7.7)	5.0	(6.2)
Corporate(4)	(71.9)	(158.2)	40.9	(243.3)
Consolidated income (loss) before income taxes	$523.0	$460.2	$880.4	$741.1

(1)
Segment results for the three and six months ended June 30, 2017, have been adjusted to reflect the adoption of the new accounting pronouncement for pension and other postretirement benefit costs as well as the reclassification of all non-service cost components of pension and other postretirement costs to Corporate. See Note 2, "New Accounting Pronouncements" for further details.

(2)
During the first quarter of 2017, we received payment and recorded a gain of CAD 10.6 million, or $8.1 million, resulting from a purchase price adjustment related to the historical sale of Molson Inc.’s ownership interest in the Montreal Canadiens, which is considered an affiliate of MCBC.

(3)
During the three months ended March 31, 2017, we recorded a provision for an estimate of uncollectible receivables of approximately $11 million related to Agrokor, a large customer in Croatia. We have subsequently reduced this exposure and as of June 30, 2018, our estimated provision of uncollectible receivables from Agrokor totals approximately $4 million. The settlement plan related to this matter was announced in July 2018. We are currently evaluating the implications of the settlement plan, and do not expect it to have a significant impact on our financial statements upon finalization. Separately, during the first quarter of 2017, we released an indirect tax loss contingency, which was initially recorded in the fourth quarter of 2016, for a benefit of approximately $50 million. See Note 14, "Commitments and Contingencies" for details.

(4)
During the three months ended March 31, 2018, we recorded a gain of $328.0 million related to the Adjustment Amount as defined and further discussed in Note 6, "Special Items". Additionally, related to the unrealized mark-to-market valuation on our commodity hedge positions, we recorded an unrealized gain of $45.1 million and an unrealized loss of $39.6 million during the three and six months ended June 30, 2018, respectively, compared to an unrealized loss of $23.4 million and an unrealized gain of $39.7 million during the three and six months ended June 30, 2017, respectively.

Income (loss) before income taxes includes the impact of special items. Refer to Note 6, "Special Items" for further discussion.

	As of
	June 30, 2018	December 31, 2017
	(In millions)
U.S.	$19,318.7	$19,353.6
Canada	4,731.5	4,835.7
Europe	5,619.5	5,522.0
International	279.4	294.8
Corporate	611.8	240.8
Consolidated total assets	$30,560.9	$30,246.9
4. Investments
Our investments include both equity method and consolidated investments. Those entities identified as VIEs have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, consolidate these entities. None of our consolidated VIEs held debt as of June 30, 2018, or December 31, 2017. We have not provided any financial support to any of our VIEs during the year that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. As of June 30, 2018, and December 31, 2017, our consolidated VIEs were Cobra Beer Partnership, Ltd. ("Cobra U.K."), Grolsch U.K. Ltd. ("Grolsch"), Rocky Mountain Metal Container ("RMMC") and Rocky Mountain Bottle Company ("RMBC"). Our unconsolidated VIEs are Brewers Retail Inc. ("BRI") and Brewers' Distributor Ltd. ("BDL").
Both BRI and BDL have outstanding third party debt which is guaranteed by their respective shareholders. As a result, we have a guarantee liability of $55.4 million and $38.1 million recorded as of June 30, 2018, and December 31, 2017, respectively, which is presented within accounts payable and other current liabilities on the unaudited condensed consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The carrying value of the guarantee liability equals fair value, which considers an adjustment for our own non-performance risk and is considered a Level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our respective equity method investment within the unaudited condensed consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.
Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	June 30, 2018		December 31, 2017
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Grolsch	$4.7	$0.3	$4.8	$0.2
Cobra U.K.	$17.1	$0.8	$20.2	$2.1
RMMC	$78.2	$5.0	$74.4	$4.4
RMBC	$71.3	$4.2	$56.2	$4.6

5. Share-Based Payments
We have one share-based compensation plan, the MCBC Incentive Compensation Plan (the "Incentive Compensation Plan"), as of June 30, 2018, and all outstanding awards fall under this plan. During the three and six months ended June 30, 2018, and June 30, 2017, we recognized share-based compensation expense related to the following Class B common stock awards to certain directors, officers and other eligible employees, pursuant to the Incentive Compensation Plan: RSUs, DSUs, PSUs and stock options.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In millions)
Pretax compensation expense	$10.3	$16.1	$25.1	$31.6
Tax benefit	(2.1)	(5.5)	(3.7)	(10.8)
After-tax compensation expense	$8.2	$10.6	$21.4	$20.8
As of June 30, 2018, there was $73.3 million of total unrecognized compensation expense from all share-based compensation arrangements granted under the Incentive Compensation Plan, related to unvested awards. This total compensation expense is expected to be recognized over a weighted-average period of 2.1 years.

	RSUs and DSUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 31, 2017	1.0	$95.80	0.4	$89.57
Granted	0.4	$73.00	0.2	$78.30
Vested	(0.3)	$90.30	(0.1)	$75.15
Forfeited	—	$—	—	$—
Non-vested as of June 30, 2018	1.1	$89.16	0.5	$86.91
The weighted-average fair value per unit for the non-vested PSUs is $86.31 as of June 30, 2018.

	Stock options and SOSARs
	Awards	Weighted-average exercise price per share	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2017	1.5	$63.60	4.6	$31.3
Granted	0.2	$78.79
Exercised	(0.2)	$50.28
Forfeited	—	$—
Outstanding as of June 30, 2018	1.5	$67.04	4.9	$14.2
Expected to vest as of June 30, 2018	0.3	$85.32	8.8	$—
Exercisable as of June 30, 2018	1.2	$61.35	3.7	$14.2
The total intrinsic values of stock options and SOSARs exercised during the six months ended June 30, 2018, and June 30, 2017, were $5.1 million and $5.3 million, respectively. During the six months ended June 30, 2018, and June 30, 2017, cash received from stock option exercises was $6.3 million and $1.1 million, respectively, and total tax benefits realized, including excess tax benefits, from share-based awards vested or exercised was $5.9 million and $19.2 million, respectively.
The fair value of each option granted in the first half of 2018 and 2017 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended
	June 30, 2018	June 30, 2017
Risk-free interest rate	2.65%	2.04%
Dividend yield	2.08%	1.64%
Volatility range	22.36%-24.14%	22.40%-22.88%
Weighted-average volatility	22.81%	22.52%
Expected term (years)	5.3	5.1
Weighted-average fair market value	$15.44	$18.66

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
The fair value of the market metric for each PSU granted in the first half of 2018 and 2017 was determined on the date of grant using a Monte Carlo model to simulate total stockholder return for MCBC and peer companies with the following weighted-average assumptions:

	Six Months Ended
	June 30, 2018	June 30, 2017
Risk-free interest rate	2.34%	1.59%
Dividend yield	2.08%	1.64%
Volatility range	13.03%-81.87%	13.71%-80.59%
Weighted-average volatility	22.76%	24.24%
Expected term (years)	2.8	2.8
Weighted-average fair market value	$78.30	$97.13
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
As of June 30, 2018, there were 3.4 million shares of the Company's Class B common stock available for issuance as awards under the Incentive Compensation Plan.
6. Special Items
We have incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these charges (benefits) as special items.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In millions)
Employee-related charges
Restructuring	$1.0	$0.4	$4.9	$1.3
Impairments or asset abandonment charges
U.S. - Asset abandonment(1)	1.3	12.4	2.8	14.4
Canada - Asset abandonment(2)	6.0	1.1	12.1	2.3
Europe - Asset abandonment(3)	1.0	2.6	2.7	5.2
Termination fees and other (gains) losses
International(4)	1.2	—	1.2	—
Acquisition purchase price adjustment settlement gain(5)	—	—	(328.0)	—
Total Special items, net	$10.5	$16.5	$(304.3)	$23.2

(1)
Charges for the three and six months ended June 30, 2018, relate to the planned closure of the Colfax, California cidery, and consist primarily of accelerated depreciation in excess of normal depreciation. Charges for the three and six months ended June 30, 2017, relate to the closure of the Eden, North Carolina, brewery.

(2)
For the three and six months ended June 30, 2018, we incurred charges consisting primarily of accelerated depreciation in excess of normal depreciation related to the planned closures of the Vancouver and Montreal breweries, which are currently expected to occur in 2019 and 2021, respectively. Charges for the three and six months ended June 30, 2017, relate primarily to accelerated depreciation in excess of normal depreciation related to the above mentioned planned closure of the Vancouver brewery.

(3)
For the three and six months ended June 30, 2018, we incurred charges primarily related to the closure of the Burton South brewery, which closed during the first quarter of 2018. For the three and six months ended June 30, 2017, we incurred charges consisting primarily of accelerated depreciation in excess of normal depreciation related to the Burton South brewery closure.

(4)	For the three and six months ended June 30, 2018, we incurred charges related to the exit of our China business.

(5)
On October 11, 2016, we completed the Acquisition for $12.0 billion in cash, subject to a downward adjustment as described in the purchase agreement. This purchase price "Adjustment Amount," as defined in the purchase agreement, required payment to MCBC if the unaudited EBITDA for the Miller International Business for the twelve months prior to closing was below $70 million.

Throughout the process outlined in the purchase agreement, significant uncertainty remained on the ultimate outcome of the Adjustment Amount. As a result, no adjustment to purchase accounting was made through the completion of the measurement period in October 2017. Subsequently, on January 21, 2018, MCBC and ABI entered into a settlement agreement related to the purchase price adjustment under the purchase agreement, and on January 26, 2018, pursuant to the settlement agreement, ABI paid to MCBC $330.0 million, of which $328.0 million constitutes the Adjustment Amount. As this settlement occurred following the finalization of purchase accounting, we recorded the settlement proceeds related to the Adjustment Amount as a gain within special items, net in our unaudited condensed consolidated statement of operations in our Corporate segment and within cash provided by operating activities within our unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2018. MCBC and ABI also agreed to certain mutual releases as further described in the settlement agreement which was filed as an exhibit to a Current Report on Form 8-K filed January 22, 2018.
Restructuring Activities
Beginning in 2016, restructuring initiatives related to the integration of MillerCoors after the completion of the Acquisition were implemented in order to operate a more efficient business and achieve cost saving targets which to-date resulted in reduced employment levels by approximately 106 employees. Total restructuring costs related to integration initiatives represent the majority of the charges within the table below by segment. Severance costs related to these restructuring activities were recorded as special items within our unaudited condensed consolidated statements of operations. As we continually evaluate our cost structure and seek opportunities for further efficiencies and cost savings as part of these initiatives, we may incur additional restructuring related charges in the future, however, we are unable to estimate the amount of charges at this time.
We have continued our ongoing assessment of our supply chain strategies across our segments in order to align with our cost saving objectives. As part of this strategic review, which began in 2014, we have had restructuring activities related to the closure or planned closure of breweries, as well as activities related to business efficiencies. As a result, we have reduced employment levels by a total of 450 employees. Consequently, we recognized severance and other employee-related charges, which we have recorded as special items within our unaudited condensed consolidated statements of operations. We will continue to evaluate our supply chain network and seek opportunities for further efficiencies and cost savings, and we therefore may incur additional restructuring related charges or adjustments to previously recorded charges in the future, however, we are unable to estimate the amount of charges at this time.
The accrued restructuring balances represent expected future cash payments required to satisfy the remaining severance obligations to terminated employees, the majority of which we expect to be paid in the next 12 months.

	U.S.	Canada	Europe	International	Corporate	Total
	(In millions)
As of December 31, 2017	$0.6	$4.3	$1.8	$0.2	$—	$6.9
Charges incurred and changes in estimates	2.0	(0.8)	2.1	1.6	—	4.9
Payments made	(0.6)	(1.5)	(2.3)	(0.2)	—	(4.6)
Foreign currency and other adjustments	—	(0.1)	—	—	—	(0.1)
As of June 30, 2018	$2.0	$1.9	$1.6	$1.6	$—	$7.1

	U.S.	Canada	Europe	International	Corporate	Total
	(In millions)
As of December 31, 2016	$5.1	$5.9	$2.8	$0.2	$0.7	$14.7
Charges incurred and changes in estimates	0.7	(0.1)	—	0.6	0.1	1.3
Payments made	(4.6)	(0.8)	(0.5)	(0.2)	(0.6)	(6.7)
Foreign currency and other adjustments	—	0.1	0.1	—	—	0.2
As of June 30, 2017	$1.2	$5.1	$2.4	$0.6	$0.2	$9.5

7. Income Tax

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Effective tax rate	18%	27%	19%	26%
The decrease in the effective tax rate during the second quarter and first half of 2018 versus 2017, is primarily driven by the reduction of the statutory U.S. federal corporate income tax rate from 35% to 21% as a result of the 2017 Tax Act. Our effective tax rates were also affected by the impact of discrete items. Specifically, we recognized a net discrete tax benefit of $1.2 million during the second quarter of 2018, and net discrete tax expense of $4.3 million during the first half of 2018. During the second quarter and first half of 2017, we recognized a net discrete tax benefit of $1.3 million and $9.7 million, respectively.
Our tax rate is volatile and may increase or decrease with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, excess tax benefits or deficiencies from share-based compensation, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire, positions are effectively settled, or when additional information becomes available. There are proposed or pending tax law changes in various jurisdictions and other changes to regulatory environments in countries in which we do business that, if enacted, may have an impact on our effective tax rate.
Additionally, we continue to evaluate the impacts of the 2017 Tax Act. As we further understand its implications, as well as the related, and yet to be issued, regulations and interpretations, our effective tax rate could be impacted. For example, subsequent to the enactment, the FASB staff concluded that companies should make an accounting policy election to account for the tax effects of the global intangible low-taxed income (“GILTI”) either as a component of income tax expense in the future period the tax arises, or as a component of deferred taxes on the related investments in foreign subsidiaries. We are currently evaluating the GILTI provisions of the 2017 Tax Act and the related implications and have not finalized our accounting policy election, however, have preliminarily concluded that we will record as a periodic expense as incurred, and therefore, have not recorded deferred taxes for GILTI. We will continue to evaluate in future periods and will finalize our accounting policy election at that time.
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

8. Goodwill and Intangible Assets

	U.S.	Canada	Europe	International	Consolidated
Changes in Goodwill:		(In millions)
As of December 31, 2017	$5,928.5	$932.1	$1,538.0	$6.9	$8,405.5
Business acquisition(1)	—	—	9.8	—	9.8
Adjustments to preliminary purchase price allocation(2)	—	(2.9)	—	—	(2.9)
Foreign currency translation	—	(39.7)	(39.6)	(0.5)	(79.8)
As of June 30, 2018	$5,928.5	$889.5	$1,508.2	$6.4	$8,332.6

(1)
During the first quarter of 2018, we completed the acquisition of Aspall Cyder Limited, an established premium cider business in the U.K. As part of the preliminary purchase price accounting in the first quarter of 2018, goodwill generated in conjunction with this acquisition has been recorded within our Europe segment, subject to normal purchase accounting adjustments.

(2)
During the second quarter of 2018, we recorded adjustments to the preliminary purchase price allocation related to our acquisition of Le Trou du Diable, which was completed in the fourth quarter of 2017.

The following table presents details of our intangible assets, other than goodwill, as of June 30, 2018:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$5,089.2	$(595.1)	$4,494.1
License agreements and distribution rights	15 - 28	222.8	(95.0)	127.8
Other	2 - 40	132.5	(28.8)	103.7
Intangible assets not subject to amortization:
Brands	Indefinite	8,184.9	—	8,184.9
Distribution networks	Indefinite	770.3	—	770.3
Other	Indefinite	337.6	—	337.6
Total		$14,737.3	$(718.9)	$14,018.4
The following table presents details of our intangible assets, other than goodwill, as of December 31, 2017:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$5,215.3	$(516.0)	$4,699.3
License agreements and distribution rights	15 - 28	236.3	(103.9)	132.4
Other	2 - 40	148.3	(42.4)	105.9
Intangible assets not subject to amortization:
Brands	Indefinite	8,216.6	—	8,216.6
Distribution networks	Indefinite	804.7	—	804.7
Other	Indefinite	337.6	—	337.6
Total		$14,958.8	$(662.3)	$14,296.5
The changes in the gross carrying amounts of intangibles from December 31, 2017, to June 30, 2018, are primarily driven by the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies.

Based on foreign exchange rates as of June 30, 2018, the estimated future amortization expense of intangible assets is as follows:

Fiscal year	Amount
(In millions)
2018 - remaining	$111.5
2019	$222.8
2020	$221.8
2021	$215.5
2022	$210.9
Amortization expense of intangible assets was $56.2 million and $55.1 million for the three months ended June 30, 2018, and June 30, 2017, respectively, and $112.8 million and $110.3 million for the six months ended June 30, 2018, and June 30, 2017, respectively. This expense is primarily presented within marketing, general and administrative expenses on the unaudited condensed consolidated statements of operations.
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
Indefinite and Definite-Lived Intangibles
Regarding indefinite and definite-lived intangibles, we continuously monitor the performance of the underlying assets for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the first half of 2018 that resulted in an impairment.

9. Debt
Debt obligations

	As of
	June 30, 2018	December 31, 2017
	(In millions)
Long-term debt:
CAD 400 million 2.25% notes due 2018	$304.6	$318.2
CAD 500 million 2.75% notes due 2020	380.7	397.7
CAD 500 million 2.84% notes due 2023	380.7	397.7
CAD 500 million 3.44% notes due 2026	380.7	397.7
$500 million 1.45% notes due 2019	500.0	500.0
$500 million 1.90% notes due 2019(1)	499.1	498.5
$500 million 2.25% notes due 2020(1)(2)	498.6	498.2
$1.0 billion 2.10% notes due 2021	1,000.0	1,000.0
$500 million 3.5% notes due 2022(1)	510.7	512.2
$2.0 billion 3.0% notes due 2026	2,000.0	2,000.0
$1.1 billion 5.0% notes due 2042	1,100.0	1,100.0
$1.8 billion 4.2% notes due 2046	1,800.0	1,800.0
EUR 500 million notes due 2019	584.2	600.3
EUR 800 million 1.25% notes due 2024	934.7	960.4
Other long-term debt	48.7	22.1
Less: unamortized debt discounts and debt issuance costs	(70.0)	(75.9)
Total long-term debt (including current portion)	10,852.7	10,927.1
Less: current portion of long-term debt	(1,397.6)	(328.4)
Total long-term debt	$9,455.1	$10,598.7

Short-term borrowings:
Commercial paper program	$—	$379.0
Other short-term borrowings(3)	13.4	7.4
Current portion of long-term debt	1,397.6	328.4
Current portion of long-term debt and short-term borrowings	$1,411.0	$714.8

(1)	The fair value hedges related to these notes have been settled and are being amortized over the life of the respective note.

(2)
During the second quarter, we entered into cross currency swaps in order to hedge a portion of the foreign currency translational impacts of our European investment. As a result of the swaps, we economically converted our $500 million 2.25% senior notes due 2020 and associated interest to EUR denominated, which will result in a EUR interest rate to be received at 0.85%. See Note 12, "Derivative Instruments and Hedging Activities" for further details.

(3)
As of June 30, 2018, we had $6.9 million in bank overdrafts and $71.6 million in bank cash related to our cross-border, cross-currency cash pool, for a net positive position of $64.7 million. As of December 31, 2017, we had $1.2 million in bank overdrafts and $37.8 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $36.6 million. We had total outstanding borrowings of $5.4 million and $3.2 million under our two JPY overdraft facilities as of June 30, 2018, and December 31, 2017, respectively. In addition, we have GBP and CAD lines of credit under which we had no borrowings as of June 30, 2018, or December 31, 2017.

Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of June 30, 2018, and December 31, 2017, the fair value of our outstanding long-term debt (including the current portion of long-term debt) was approximately $10.5 billion and $11.2 billion, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility
As of June 30, 2018, we had $1.5 billion available to draw under our $1.5 billion revolving multi-currency credit facility. The borrowing capacity is reduced by borrowings under our commercial paper program when outstanding. We had no borrowings drawn on this revolving credit facility as of June 30, 2018. The maximum leverage ratio of this facility is 5.25x debt to EBITDA, with a decline to 4.00x debt to EBITDA as of the last day of the fiscal quarter ending December 31, 2020. Subsequent to quarter end, we extended the maturity date of our revolving credit facility by one year to July 7, 2023.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include customary events of default and specified representations and warranties and covenants, including, among other things, covenants that restrict our ability to incur certain additional priority indebtedness, create or permit liens on assets, or engage in mergers or consolidations. As of June 30, 2018, we were in compliance with all of these restrictions and have met all debt payment obligations. All of our outstanding senior notes as of June 30, 2018, rank pari-passu.

10. Inventories

	As of
	June 30, 2018	December 31, 2017
	(In millions)
Finished goods	$284.5	$222.3
Work in process	87.6	85.2
Raw materials	196.9	231.7
Packaging materials	68.5	52.3
Inventories, net	$637.5	$591.5

11. Accumulated Other Comprehensive Income (Loss)

	MCBC shareholders
	Foreign currency translation adjustments	Gain (loss) on derivative and non-derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2017	$(314.6)	$(110.9)	$(375.0)	$(59.5)	$(860.0)
Foreign currency translation adjustments	(216.0)	69.4	(1.0)	—	(147.6)
Unrealized gain (loss) on derivative instruments	—	14.0	—	—	14.0
Reclassification of derivative (gain) loss to income	—	2.4	—	—	2.4
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	3.6	—	3.6
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	(0.7)	(0.7)
Tax benefit (expense)	(14.8)	(21.9)	(0.6)	0.2	(37.1)
As of June 30, 2018	$(545.4)	$(47.0)	$(373.0)	$(60.0)	$(1,025.4)

Reclassifications from AOCI to income:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	Reclassifications from AOCI				Location of gain (loss) recognized in income
	(In millions)
Gain/(loss) on cash flow hedges:
Forward starting interest rate swaps	$(0.7)	$(0.9)	$(1.5)	$(1.9)	Interest expense, net
Foreign currency forwards	(0.3)	2.8	(0.9)	4.7	Cost of goods sold
Foreign currency forwards	—	(1.2)	—	(2.1)	Other income (expense), net
Total income (loss) reclassified, before tax	(1.0)	0.7	(2.4)	0.7
Income tax benefit (expense)	0.3	(0.3)	0.6	(0.3)
Net income (loss) reclassified, net of tax	$(0.7)	$0.4	$(1.8)	$0.4

Amortization of defined benefit pension and other postretirement benefit plan items:
Prior service benefit (cost)	$(0.1)	$(0.1)	$(0.3)	$(0.3)	Other pension and postretirement benefits (costs), net
Curtailment and net actuarial gain (loss)	(1.6)	(3.6)	(3.3)	(1.8)	Other pension and postretirement benefits (costs), net
Total income (loss) reclassified, before tax	(1.7)	(3.7)	(3.6)	(2.1)
Income tax benefit (expense)	0.4	(1.0)	0.6	(1.6)
Net income (loss) reclassified, net of tax	$(1.3)	$(4.7)	$(3.0)	$(3.7)

Total income (loss) reclassified, net of tax	$(2.0)	$(4.3)	$(4.8)	$(3.3)

12. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented in Notes 1 and 17 of the Notes included in our Annual Report and did not significantly change during the first half of 2018, with the exception of early adopting the updated hedge accounting guidance during the second quarter of 2018. The adoption of this guidance did not result in a cumulative adjustment to the opening balance of retained earnings as of January 1, 2018, and did not have any other material effect on our results of operations, financial position or cash flows. All required disclosures under the new guidance are presented below on a prospective basis. See further discussion in Note 2, "New Accounting Pronouncements". As noted in Note 17 of the Notes included in our Annual Report, due to the nature of our counterparty agreements, and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and, therefore, present our derivative positions on a gross basis in our unaudited condensed consolidated balance sheets. Except as noted below, our significant derivative positions have not changed considerably since year-end.
Cross Currency Swaps
Effective April 18, 2018, we entered into cross currency swap agreements having a total notional of approximately EUR 404 million ($500.0 million upon execution) in order to hedge a portion of the foreign currency translational impacts of our European investment. As a result of the swaps, we economically converted our $500 million 2.25% senior notes due 2020 and associated interest to EUR denominated, which will result in a EUR interest rate to be received at 0.85%. We have designated these cross currency swaps as net investment hedges and accordingly, record changes in fair value due to fluctuations in the spot rate to AOCI. The changes in fair value of the swaps attributable to changes other than those due to fluctuations in the spot rate are excluded from the assessment of hedge effectiveness and recorded to interest expense over the life of the hedge.
Forward Starting Interest Rate Swaps
Forward starting interest rate swaps are instruments we use to manage our exposure to the volatility of the interest rates associated with future interest payments on a forecasted debt issuance. Subsequent to June 30, 2018, we entered into forward starting interest rate swaps with notional amounts totaling $1.5 billion. The forward starting interest rate swaps have an effective date of July 2018 and termination dates of July 2021, May 2022 and July 2026, mirroring the terms of the forecasted debt issuances. Under the agreements we are required to early terminate these swaps at the time we expect to issue the related forecasted debt. We have designated these contracts as cash flow hedges. As a result, the unrealized mark-to-market gains or losses will be recorded to AOCI until termination at which point the realized gain or loss of these swaps at issuance of the hedged debt will be reclassified from AOCI and amortized to interest expense over the term of the hedged debt.
Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk, as appropriate. The table below summarizes our derivative assets and liabilities that were measured at fair value as of June 30, 2018, and December 31, 2017.

		Fair value measurements as of June 30, 2018
	As of June 30, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$27.6	$—	$27.6	$—
Foreign currency forwards	4.1	—	4.1	—
Commodity swaps and options	82.7	—	82.7	—
Total	$114.4	$—	$114.4	$—

		Fair value measurements as of December 31, 2017
	As of December 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Foreign currency forwards	$(10.9)	$—	$(10.9)	$—
Commodity swaps and options	122.8	—	122.8	—
Total	$111.9	$—	$111.9	$—

As of June 30, 2018, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the six months ended June 30, 2018, were all included in Level 2.
Results of Period Derivative Activity
The tables below include the year-to-date results of our derivative activity in the unaudited condensed consolidated balance sheets as of June 30, 2018, and December 31, 2017, and the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2018, and June 30, 2017.

Fair Value of Derivative Instruments in the Unaudited Condensed Consolidated Balance Sheets (in millions):

	As of June 30, 2018
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	$500.0	Other non-current assets	$27.6	Other liabilities	$—
Foreign currency forwards	$339.6	Other current assets	2.4	Accounts payable and other current liabilities	(0.8)
		Other non-current assets	3.2	Other liabilities	(0.7)
Total derivatives designated as hedging instruments			$33.2		$(1.5)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$796.0	Other current assets	$59.0	Accounts payable and other current liabilities	$(7.0)
		Other non-current assets	36.2	Other liabilities	(5.5)
Commodity options(1)	$30.6	Other current assets	0.2	Accounts payable and other current liabilities	(0.2)
		Other non-current assets	—	Other liabilities	—
Total derivatives not designated as hedging instruments			$95.4		$(12.7)

	As of December 31, 2017
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Foreign currency forwards	$326.4	Other current assets	$0.4	Accounts payable and other current liabilities	$(6.1)
		Other non-current assets	0.2	Other liabilities	(5.4)
Total derivatives designated as hedging instruments			$0.6		$(11.5)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$765.0	Other current assets	$70.8	Accounts payable and other current liabilities	$(7.3)
		Other non-current assets	63.5	Other liabilities	(4.2)
Commodity options(1)	$30.6	Other current and non-current assets	0.2	Accounts payable and other current liabilities and other liabilities	(0.2)
Total derivatives not designated as hedging instruments			$134.5		$(11.7)

(1)	Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.
Items Designated and Qualifying as Hedged Items in Fair Value Hedging Relationships in the Unaudited Condensed Consolidated Balance Sheets (in millions):

Line item in the balance sheet in which the hedged item is included	Carrying amount of the hedged assets/liabilities	Cumulative amount of fair value hedging adjustment(s) in the hedged assets/liabilities(1) Increase/(Decrease)
	As of June 30, 2018	As of June 30, 2018
	(In millions)
Current portion of long-term debt and short-term borrowings	$—	$(0.9)
Long-term debt	$—	$9.3
(1)    Entire balances relate to hedging adjustments on discontinued hedging relationships.

The Pretax Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (in millions):

Three Months Ended June 30, 2018
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$—	Interest expense, net	$(0.7)
Foreign currency forwards	6.5	Cost of goods sold	(0.3)
Total	$6.5		$(1.0)

Three Months Ended June 30, 2018
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swap	$27.6	Interest income (expense), net	$—	Interest income (expense), net	$2.4
Total	$27.6		$—		$2.4

(1)	Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and period amortization is recorded in other comprehensive income.

Three Months Ended June 30, 2018
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$51.2	Other income (expense), net	$—	Other income (expense), net	$—
EUR 500 million notes due 2019	32.0	Other income (expense), net	—	Other income (expense), net	—
Total	$83.2		$—		$—

Three Months Ended June 30, 2017
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(0.9)	Interest expense, net	$—
Foreign currency forwards	(8.4)	Cost of goods sold	2.8	Cost of goods sold	—
		Other income (expense), net	(1.2)	Other income (expense), net	—
Total	$(8.4)		$0.7		$—

Three Months Ended June 30, 2017
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$(61.9)	Other income (expense), net	$—	Other income (expense), net	$—
EUR 500 million notes due 2019	(38.7)	Other income (expense), net	—	Other income (expense), net	—
Total	$(100.6)		$—		$—

Three Months Ended June 30, 2017
Derivatives in fair value hedge relationships	Amount of gain (loss) recognized in income on derivative	Location of gain (loss) recognized in income
Interest rate swaps	$0.4	Interest expense, net
Total	$0.4

Six Months Ended June 30, 2018
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$—	Interest expense, net	$(1.5)
Foreign currency forwards	14.0	Cost of goods sold	(0.9)
Total	$14.0		$(2.4)

Six Months Ended June 30, 2018
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swap	$27.6	Interest income (expense), net	$—	Interest income (expense), net	$2.4
Total	$27.6		$—		$2.4

(1)	Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and period amortization is recorded in other comprehensive income.

Six Months Ended June 30, 2018
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$25.7	Other income (expense), net	$—	Other income (expense), net	$—
EUR 500 million notes due 2019	16.1	Other income (expense), net	—	Other income (expense), net	—
Total	$41.8		$—		$—

Six Months Ended June 30, 2017
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(1.9)	Interest expense, net	$—
Foreign currency forwards	(13.9)	Cost of goods sold	4.7	Cost of goods sold	—
		Other income (expense), net	(2.1)	Other income (expense), net	—
Total	$(13.9)		$0.7		$—

Six Months Ended June 30, 2017
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$(72.7)	Other income (expense), net	$—	Other income (expense), net	$—
EUR 500 million notes due 2019	(34.6)	Other income (expense), net	—	Other income (expense), net	$—
Total	$(107.3)		$—		$—

Six Months Ended June 30, 2017
Derivatives in fair value hedge relationships	Amount of gain (loss) recognized in income on derivative	Location of gain (loss)recognized in income
Interest rate swaps	$0.1	Interest expense, net
Total	$0.1

We expect net losses of approximately $1 million (pretax) recorded in AOCI as of June 30, 2018, related to cash flow hedges, will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged as of June 30, 2018, is approximately four years.
The Effect of Fair Value and Cash Flow Hedge Accounting on the Unaudited Condensed Consolidated Statements of Operations (in millions):

	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Three Months Ended June 30, 2018
	Cost of goods sold	Interest expense, net
Total amount of income and expense line items presented in the unaudited condensed consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(1,739.1)	$(76.7)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	—	(0.7)
Foreign currency forwards
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(0.3)	—

	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Six Months Ended June 30, 2018
	Cost of goods sold	Interest expense, net
Total amount of income and expense line items presented in the unaudited condensed consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(3,274.8)	$(159.9)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	—	(1.5)
Foreign currency forwards
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(0.9)	—
(1)    We had no outstanding fair value hedges during the first half of 2018.

The Effect of Derivatives Not Designated as Hedging Instruments on the Unaudited Condensed Consolidated Statements of Operations (in millions):

Three Months Ended June 30, 2018
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$62.2
Total		$62.2

Three Months Ended June 30, 2017
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(17.7)
Total		$(17.7)

Six Months Ended June 30, 2018
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(12.2)
Total		$(12.2)

Six Months Ended June 30, 2017
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$48.0
Foreign currency forwards	Other income (expense), net	(8.3)
Total		$39.7

13. Pension and Other Postretirement Benefits

	Three Months Ended
	June 30, 2018			June 30, 2017
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Service cost:
Service cost	$1.4	$2.3	$3.7	$1.9	$2.8	$4.7
Other pension and postretirement costs (benefits), net:
Interest cost	$40.7	$6.6	$47.3	$50.8	$7.6	$58.4
Expected return on plan assets	(58.9)	—	(58.9)	(71.4)	—	(71.4)
Amortization of prior service cost (benefit)	0.2	(0.1)	0.1	0.1	—	0.1
Amortization of net actuarial loss (gain)	2.0	(0.4)	1.6	3.6	—	3.6
Less: expected participant contributions	—	—	—	(0.1)	—	(0.1)
Total other pension and postretirement cost (benefits), net	$(16.0)	$6.1	$(9.9)	$(17.0)	$7.6	$(9.4)

Net periodic pension and OPEB cost (benefit)	$(14.6)	$8.4	$(6.2)	$(15.1)	$10.4	$(4.7)

	Six Months Ended
	June 30, 2018			June 30, 2017
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Service cost:
Service cost	$2.8	$4.6	$7.4	$3.7	$5.4	$9.1
Other pension and postretirement costs (benefits), net:
Interest cost	$81.9	$13.2	$95.1	$102.3	$15.2	$117.5
Expected return on plan assets	(118.6)	—	(118.6)	(142.1)	0.1	(142.0)
Amortization of prior service cost (benefit)	0.4	(0.1)	0.3	0.3	—	0.3
Amortization of net actuarial loss (gain)	3.9	(0.7)	3.2	4.7	—	4.7
Curtailment and settlement loss (gain)	0.1	—	0.1	—	(2.9)	(2.9)
Less: expected participant contributions	—	—	—	(0.3)	—	(0.3)
Total other pension and postretirement cost (benefits), net	$(32.3)	$12.4	$(19.9)	$(35.1)	$12.4	$(22.7)

Net periodic pension and OPEB cost (benefit)	$(29.5)	$17.0	$(12.5)	$(31.4)	$17.8	$(13.6)
During the six months ended June 30, 2018, employer contributions to the defined benefit pension plans were approximately $5 million. Total 2018 employer contributions to the defined benefit plans are expected to be approximately $10 million, based on foreign exchange rates as of June 30, 2018. BRI and BDL contributions to their defined benefit pension plans are not included above, as they are not consolidated in our financial statements.
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
14. Commitments and Contingencies
Litigation, Environmental and Other Contingencies
Related to litigation, environmental issues and other contingencies, we had $13.9 million and $17.8 million accrued, in aggregate, as of June 30, 2018, and December 31, 2017, respectively. While we cannot predict the eventual aggregate cost for legal, environmental and other matters in which we are currently involved, we believe adequate reserves have been provided for losses that are probable and estimable. Additionally, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated interim financial statements. Our legal, environmental and other liabilities are discussed in further detail within Part II—Item 8 Financial Statements, Note 19, "Commitments and Contingencies" in our Annual Report and did not significantly change during the first half of 2018.
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
As a result of receiving a favorable ruling related to our historical indirect tax calculations in Europe, we released a previously recorded indirect tax provision related to our Europe operations during the first quarter of 2017, resulting in a benefit of approximately $50 million, recorded within the excise taxes line item on the unaudited condensed consolidated statement of operations during the quarter ended March 31, 2017. During the second quarter of 2017, we received formal confirmation from the regulatory authority that they would not appeal the local jurisdictional court ruling, and the regulatory authority has since withdrawn its assessments. As a result, we believe this dispute is fully resolved.
On February 12, 2018, Stone Brewing Company filed a trademark infringement lawsuit in federal court in the Southern District of California against MillerCoors LLC alleging that the Keystone brand has “rebranded” itself as “Stone” and is marketing itself in a manner confusingly similar to Stone Brewing Company's registered Stone trademark. Stone Brewing Company seeks treble damages in the amount of MillerCoors’ profit from Keystone sales. MillerCoors subsequently filed an answer and counterclaims against Stone Brewing Company. On May 31, 2018, Stone Brewing Company filed motions to dismiss and for a preliminary injunction seeking to bar MillerCoors from continuing to use “STONE” on Keystone Light cans and related marketing materials. A hearing relating to the motions to dismiss and preliminary injunction is currently scheduled during the third quarter of 2018. We intend to vigorously assert and defend our rights in this lawsuit. A range of potential loss is not estimable at this time.
Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of June 30, 2018, and December 31, 2017, the unaudited condensed consolidated balance sheets include liabilities related to these guarantees of $59.8 million and $42.8 million, respectively, primarily related to the guarantee of the indebtedness of our equity method investments. See Note 4, "Investments" for further detail.
Separately, related to our Kaiser indemnities, we have accrued $14.7 million and $17.3 million, in aggregate, as of June 30, 2018, and December 31, 2017, respectively. The maximum potential claims amount remaining for the Kaiser-related purchased tax credits was $90.3 million, based on foreign exchange rates as of June 30, 2018. Our Kaiser liabilities are discussed in further detail within Part II—Item 8 Financial Statements, Note 19, "Commitments and Contingencies" in our Annual Report and did not significantly change during the first half of 2018.
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
None of our other outstanding debt is registered with the SEC, and such other outstanding debt is guaranteed on a senior unsecured basis by the Parent and/or Subsidiary Guarantors. These guarantees are full and unconditional and joint and several. See Note 9, "Debt" for details of all debt issued and outstanding as of June 30, 2018.
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
The following information sets forth the unaudited condensed consolidating statements of operations for the three and six months ended June 30, 2018, and June 30, 2017, unaudited condensed consolidating balance sheets as of June 30, 2018, and

December 31, 2017, and unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2018, and June 30, 2017. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Issuer and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	June 30, 2018
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$2,874.7	$1,079.7	$(133.9)	$3,820.5
Excise taxes	—	(406.4)	(328.9)	—	(735.3)
Net sales	—	2,468.3	750.8	(133.9)	3,085.2
Cost of goods sold	(0.5)	(1,385.0)	(485.8)	132.2	(1,739.1)
Gross profit	(0.5)	1,083.3	265.0	(1.7)	1,346.1
Marketing, general and administrative expenses	(60.9)	(514.0)	(171.5)	1.7	(744.7)
Special items, net	(0.4)	(7.7)	(2.4)	—	(10.5)
Equity income (loss) in subsidiaries	261.9	79.2	57.4	(398.5)	—
Operating income (loss)	200.1	640.8	148.5	(398.5)	590.9
Interest income (expense), net	(81.2)	84.8	(80.3)	—	(76.7)
Other pension and postretirement benefits (costs), net	—	1.6	8.3	—	9.9
Other income (expense), net	0.3	(80.5)	79.1	—	(1.1)
Income (loss) before income taxes	119.2	646.7	155.6	(398.5)	523.0
Income tax benefit (expense)	304.9	(385.1)	(12.0)	—	(92.2)
Net income (loss)	424.1	261.6	143.6	(398.5)	430.8
Net (income) loss attributable to noncontrolling interests	—	—	(6.7)	—	(6.7)
Net income (loss) attributable to MCBC	$424.1	$261.6	$136.9	$(398.5)	$424.1
Comprehensive income (loss) attributable to MCBC	$209.6	$(30.7)	$(47.0)	$77.7	$209.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	June 30, 2017
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$8.3	$2,954.1	$973.2	$(142.5)	$3,793.1
Excise taxes	—	(411.5)	(290.3)	—	(701.8)
Net sales	8.3	2,542.6	682.9	(142.5)	3,091.3
Cost of goods sold	(1.0)	(1,421.4)	(463.7)	130.6	(1,755.5)
Gross profit	7.3	1,121.2	219.2	(11.9)	1,335.8
Marketing, general and administrative expenses	(68.2)	(558.4)	(167.7)	11.9	(782.4)
Special items, net	(0.3)	(13.7)	(2.5)	—	(16.5)
Equity income (loss) in subsidiaries	440.6	(132.2)	62.2	(370.6)	—
Operating income (loss)	379.4	416.9	111.2	(370.6)	536.9
Interest income (expense), net	(74.4)	60.3	(75.1)	—	(89.2)
Other pension and postretirement benefits (costs), net	—	(2.0)	11.4	—	9.4
Other income (expense), net	—	94.9	(91.8)	—	3.1
Income (loss) before income taxes	305.0	570.1	(44.3)	(370.6)	460.2
Income tax benefit (expense)	24.9	(129.7)	(20.4)	—	(125.2)
Net income (loss)	329.9	440.4	(64.7)	(370.6)	335.0
Net (income) loss attributable to noncontrolling interests	—	—	(5.1)	—	(5.1)
Net income (loss) attributable to MCBC	$329.9	$440.4	$(69.8)	$(370.6)	$329.9
Comprehensive income (loss) attributable to MCBC	$576.2	$730.7	$92.0	$(822.7)	$576.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN MILLIONS)
(UNAUDITED)

	Six Months Ended
	June 30, 2018
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$4.9	$5,109.3	$1,822.3	$(248.0)	$6,688.5
Excise taxes	—	(707.8)	(564.0)	—	(1,271.8)
Net sales	4.9	4,401.5	1,258.3	(248.0)	5,416.7
Cost of goods sold	(1.0)	(2,626.7)	(885.5)	238.4	(3,274.8)
Gross profit	3.9	1,774.8	372.8	(9.6)	2,141.9
Marketing, general and administrative expenses	(131.1)	(977.3)	(327.0)	9.6	(1,425.8)
Special items, net	(0.4)	313.7	(9.0)	—	304.3
Equity income (loss) in subsidiaries	897.4	(79.6)	62.2	(880.0)	—
Operating income (loss)	769.8	1,031.6	99.0	(880.0)	1,020.4
Interest income (expense), net	(166.4)	166.8	(160.3)	—	(159.9)
Other pension and postretirement benefits (costs), net	—	3.0	16.9	—	19.9
Other income (expense), net	0.1	(40.3)	40.2	—	—
Income (loss) before income taxes	603.5	1,161.1	(4.2)	(880.0)	880.4
Income tax benefit (expense)	98.7	(263.2)	(2.6)	—	(167.1)
Net income (loss)	702.2	897.9	(6.8)	(880.0)	713.3
Net (income) loss attributable to noncontrolling interests	—	—	(11.1)	—	(11.1)
Net income (loss) attributable to MCBC	$702.2	$897.9	$(17.9)	$(880.0)	$702.2
Comprehensive income (loss) attributable to MCBC	$536.8	$712.5	$(94.3)	$(618.2)	$536.8

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN MILLIONS)
(UNAUDITED)

	Six Months Ended
	June 30, 2017
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$15.3	$5,330.7	$1,623.2	$(262.3)	$6,706.9
Excise taxes	—	(737.2)	(429.7)	—	(1,166.9)
Net sales	15.3	4,593.5	1,193.5	(262.3)	5,540.0
Cost of goods sold	(1.0)	(2,561.8)	(805.1)	240.1	(3,127.8)
Gross profit	14.3	2,031.7	388.4	(22.2)	2,412.2
Marketing, general and administrative expenses	(135.9)	(1,056.9)	(317.1)	22.2	(1,487.7)
Special items, net	(0.8)	(17.3)	(5.1)	—	(23.2)
Equity income (loss) in subsidiaries	786.6	(203.9)	82.0	(664.7)	—
Operating income (loss)	664.2	753.6	148.2	(664.7)	901.3
Interest income (expense), net	(155.5)	119.2	(149.5)	—	(185.8)
Other pension and postretirement benefits (costs), net	—	—	22.7	—	22.7
Other income (expense), net	(8.2)	111.6	(100.5)	—	2.9
Income (loss) before income taxes	500.5	984.4	(79.1)	(664.7)	741.1
Income tax benefit (expense)	37.9	(197.8)	(31.2)	—	(191.1)
Net income (loss)	538.4	786.6	(110.3)	(664.7)	550.0
Net (income) loss attributable to noncontrolling interests	—	—	(11.6)	—	(11.6)
Net income (loss) attributable to MCBC	$538.4	$786.6	$(121.9)	$(664.7)	$538.4
Comprehensive income attributable to MCBC	$857.4	$1,148.2	$82.8	$(1,231.0)	$857.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
(IN MILLIONS)
(UNAUDITED)

	As of
	June 30, 2018
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$433.5	$68.6	$290.8	$—	$792.9
Accounts receivable, net	—	530.8	454.1	—	984.9
Other receivables, net	44.5	57.0	29.6	—	131.1
Inventories, net	—	477.0	160.5	—	637.5
Other current assets, net	—	244.1	97.0	—	341.1
Intercompany accounts receivable	—	1,942.6	67.9	(2,010.5)	—
Total current assets	478.0	3,320.1	1,099.9	(2,010.5)	2,887.5
Properties, net	18.0	3,428.8	1,152.6	—	4,599.4
Goodwill	—	6,463.8	1,868.8	—	8,332.6
Other intangibles, net	7.0	11,979.6	2,031.8	—	14,018.4
Net investment in and advances to subsidiaries	25,417.0	4,262.6	4,598.4	(34,278.0)	—
Other assets	121.4	263.0	401.5	(62.9)	723.0
Total assets	$26,041.4	$29,717.9	$11,153.0	$(36,351.4)	$30,560.9
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$163.1	$1,825.5	$982.4	$—	$2,971.0
Current portion of long-term debt and short-term borrowings	1,082.2	304.5	24.3	—	1,411.0
Intercompany accounts payable	1,566.2	114.6	329.7	(2,010.5)	—
Total current liabilities	2,811.5	2,244.6	1,336.4	(2,010.5)	4,382.0
Long-term debt	8,279.9	1,138.9	36.3	—	9,455.1
Pension and postretirement benefits	3.1	811.8	13.2	—	828.1
Deferred tax liabilities	—	927.1	906.8	(62.9)	1,771.0
Other liabilities	23.8	196.3	108.0	—	328.1
Intercompany notes payable	1,347.6	80.1	6,164.7	(7,592.4)	—
Total liabilities	12,465.9	5,398.8	8,565.4	(9,665.8)	16,764.3
MCBC stockholders' equity	13,576.6	30,482.6	3,795.4	(34,278.0)	13,576.6
Intercompany notes receivable	(1.1)	(6,163.5)	(1,427.8)	7,592.4	—
Total stockholders' equity	13,575.5	24,319.1	2,367.6	(26,685.6)	13,576.6
Noncontrolling interests	—	—	220.0	—	220.0
Total equity	13,575.5	24,319.1	2,587.6	(26,685.6)	13,796.6
Total liabilities and equity	$26,041.4	$29,717.9	$11,153.0	$(36,351.4)	$30,560.9

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Six Months Ended
	June 30, 2018
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$987.7	$368.8	$78.1	$(136.8)	$1,297.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(7.0)	(256.8)	(87.3)	—	(351.1)
Proceeds from sales of properties and other assets	—	1.7	2.7	—	4.4
Other	—	(0.7)	(49.8)	—	(50.5)
Net intercompany investing activity	18.3	(20.8)	177.8	(175.3)	—
Net cash provided by (used in) investing activities	11.3	(276.6)	43.4	(175.3)	(397.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	6.3	—	—	—	6.3
Dividends paid	(162.5)	—	(151.3)	136.8	(177.0)
Payments on debt and borrowings	—	(0.4)	(2.0)	—	(2.4)
Net proceeds from (payments on) revolving credit facilities and commercial paper	(378.4)	—	2.3	—	(376.1)
Change in overdraft balances and other	(4.9)	(6.9)	36.3	—	24.5
Net intercompany financing activity	(32.6)	(157.5)	14.8	175.3	—
Net cash provided by (used in) financing activities	(572.1)	(164.8)	(99.9)	312.1	(524.7)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	426.9	(72.6)	21.6	—	375.9
Effect of foreign exchange rate changes on cash and cash equivalents	—	0.3	(1.9)	—	(1.6)
Balance at beginning of year	6.6	140.9	271.1	—	418.6
Balance at end of period	$433.5	$68.6	$290.8	$—	$792.9

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Six Months Ended
	June 30, 2017
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$496.0	$471.3	$111.8	$(260.6)	$818.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(10.3)	(275.3)	(68.4)	—	(354.0)
Proceeds from sales of properties and other assets	—	2.2	43.9	—	46.1
Other	—	—	6.0	—	6.0
Net intercompany investing activity	—	(70.8)	—	70.8	—
Net cash provided by (used in) investing activities	(10.3)	(343.9)	(18.5)	70.8	(301.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	1.1	—	—	—	1.1
Dividends paid	(161.8)	(150.5)	(124.9)	260.6	(176.6)
Payments on debt and borrowings	(2,200.0)	—	(1.5)	—	(2,201.5)
Proceeds on debt and borrowings	1,536.0	—	—	—	1,536.0
Net proceeds from (payments on) revolving credit facilities and commercial paper	280.3	—	1.7	—	282.0
Change in overdraft balances and other	(17.2)	(10.6)	(6.4)	—	(34.2)
Net intercompany financing activity	—	—	70.8	(70.8)	—
Net cash provided by (used in) financing activities	(561.6)	(161.1)	(60.3)	189.8	(593.2)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(75.9)	(33.7)	33.0	—	(76.6)
Effect of foreign exchange rate changes on cash and cash equivalents	—	1.5	17.1	—	18.6
Balance at beginning of year	147.3	141.5	272.1	—	560.9
Balance at end of period	$71.4	$109.3	$322.2	$—	$502.9

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

Adoption of Revenue Recognition Guidance
On January 1, 2018, we adopted the FASB's new accounting pronouncement related to revenue recognition. This guidance was adopted using the modified retrospective approach, and therefore, prior period results have not been restated. The following table highlights the impact of this new guidance on summarized components of our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2018, when comparing our current period results of operations under the new guidance, versus our results of operations if historical guidance had continued to be applied.

	Three Months Ended June 30, 2018
	U.S.	Canada	Europe	International	Consolidated
	(In millions)
Impact to Unaudited Condensed Consolidated Statements of Operations - Favorable/(Unfavorable):
Net sales	$(12.1)	$(12.1)	$(0.5)	$—	$(24.7)
Cost of goods sold	$—	$—	$—	$—	$—
Gross profit	$(12.1)	$(12.1)	$(0.5)	$—	$(24.7)
Marketing, general and administrative expenses	$2.2	$9.9	$0.9	$—	$13.0
Operating income (loss)	$(9.9)	$(2.2)	$0.4	$—	$(11.7)
Interest income (expense), net	$—	$—	$(0.9)	$—	$(0.9)
Income (loss) before income taxes	$(9.9)	$(2.2)	$(0.5)	$—	$(12.6)

	Six Months Ended June 30, 2018
	U.S.	Canada	Europe	International	Consolidated
	(In millions)
Impact to Unaudited Condensed Consolidated Statements of Operations - Favorable/(Unfavorable):
Net sales	$(16.8)	$(23.1)	$(1.1)	$0.2	$(40.8)
Cost of goods sold	$—	$—	$—	$—	$—
Gross profit	$(16.8)	$(23.1)	$(1.1)	$0.2	$(40.8)
Marketing, general and administrative expenses	$2.9	$21.5	$1.7	$—	$26.1
Operating income (loss)	$(13.9)	$(1.6)	$0.6	$0.2	$(14.7)
Interest income (expense), net	$—	$—	$(1.7)	$—	$(1.7)
Income (loss) before income taxes	$(13.9)	$(1.6)	$(1.1)	$0.2	$(16.4)
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
Adoption of Pension and Other Postretirement Benefit Guidance
On January 1, 2018, we adopted the FASB's new accounting pronouncement related to the classification of pension and other postretirement benefit costs. Specifically, the new guidance requires us to report only the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period; while the other components of net benefit cost are now presented in the unaudited condensed consolidated statements of operations separately from the service cost component and outside of operating income. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. We have also determined that only service cost will be reported within each operating segment and all other components will be reported within the Corporate segment. The guidance related to the income statement presentation of service costs and other pension and postretirement benefit costs is applied retrospectively, while the capitalization of service costs component is applied prospectively. This adjustment is classification only and had no impact to our consolidated net income. See Part I—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for further details including updated historical financial information.

Summary of Consolidated Results of Operations
The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2018, and June 30, 2017. See Part I-Item 1. Financial Statements for additional details of our U.S. GAAP results.

	Three Months Ended			Six Months Ended
	June 30, 2018	June 30, 2017	% change	June 30, 2018	June 30, 2017	% change
	(In millions, except percentages and per share data)
Financial volume in hectoliters	27.745	28.340	(2.1)%	48.558	50.218	(3.3)%
Net sales	$3,085.2	$3,091.3	(0.2)%	$5,416.7	$5,540.0	(2.2)%
Net income (loss) attributable to MCBC	$424.1	$329.9	28.6%	$702.2	$538.4	30.4%
Net income (loss) attributable to MCBC per diluted share	$1.96	$1.52	28.9%	$3.24	$2.49	30.1%
Second Quarter 2018 Financial Highlights
During the second quarter of 2018, we recognized net income attributable to MCBC of $424.1 million, or $1.96 per diluted share, representing an increase of $94.2 million versus the prior year. The increase in net income attributable to MCBC was primarily driven by unrealized mark-to-market gains on our commodity positions compared to prior year, cost savings, lower income tax expense, lower interest expense and positive net pricing, partially offset by lower financial volume, higher cost inflation and the impact of adopting the new accounting pronouncement related to revenue recognition. Net sales of approximately $3.1 billion in the second quarter of 2018 were flat compared to the prior year due to positive foreign currency impact of approximately $50 million and positive net pricing, offset by lower volume and the impact of adopting the new accounting pronouncement related to revenue recognition.
Regional financial highlights:

•
In our U.S. segment, income before income taxes decreased 8.4% to $445.5 million in the second quarter of 2018, compared to the prior year primarily due to cost of goods sold inflation, the impact of lower shipment volumes, negative sales mix, the impact of adopting the new accounting pronouncement related to revenue recognition and higher depreciation expense, partially offset by higher net pricing and lower marketing, general and administrative expenses.

•
In our Canada segment, income before income taxes decreased by 12.1% to $61.3 million in the second quarter of 2018, compared to the prior year, primarily due to negative sales mix and lower volumes as well as the impact of adopting the new accounting pronouncement related to revenue recognition, partially offset by lower marketing investment.

•
In our Europe segment, income before income taxes increased 24.2% to $86.8 million in the second quarter of 2018, compared to the prior year, primarily driven by favorable gross profit impacts, lower marketing investments, the partial reversal of bad debt provisions, the addition of Aspall Cider business, as well as favorable foreign exchange impact. These factors were partially offset by adopting recently revised excise-tax guidelines in one of our European markets and investments in our First Choice Agenda.

•
In our International segment, income before income taxes increased to $1.3 million in the second quarter of 2018, compared to a loss of $7.7 million in the prior year, primarily driven by positive net pricing, favorable sales mix, and lower marketing and integration expenses, partially offset by the loss of the Modelo brands in Japan.

See "Results of Operations" below for further analysis of our segment results.
Core brand highlights:

•	Global priority brand volume decreased 4.0% in the second quarter of 2018 versus 2017, due to declines across the U.S., Canada and International partially offset by growth in Europe.

•	Blue Moon Belgian White global brand volume decreased 0.8% in the second quarter of 2018 versus 2017, driven by declines in the U.S., partially offset by growth in International, Canada and Europe.

•	Carling brand volume in Europe decreased by 2.9% during the second quarter of 2018, versus the second quarter of 2017 due to lower volumes in U.K., the brand's primary market.

•
Coors global brand volume - Coors Light global brand volume decreased 6.4% during the second quarter of 2018 versus the second quarter of 2017. The overall volume decrease in the second quarter of 2018 was due to lower brand volume in the U.S., Canada and International, slightly offset by growth in Europe. Volumes in the U.S. were lower than prior year reflective of the U.S. industry premium and premium light segment performance. The declines in Canada are the result of high inventory levels in Quebec at the start of the year, along with ongoing competitive pressures in Quebec and Ontario and a continued shift in consumer preference to value brands in the West. The declines in International were the result of balancing volume with pricing in Mexico. Coors Banquet global brand volume decreased 4.8% during the second quarter of 2018 versus the second quarter of 2017 driven by the U.S. and Canada.

•
Miller global brand volume - Miller Lite global brand volumes decreased 3.3% during the second quarter of 2018 versus prior year, primarily driven by the U.S. However, Miller Lite gained share of the U.S. premium light segment for the fifteenth consecutive quarter. Miller Genuine Draft global brand volume decreased 3.2% during the second quarter of 2018 versus prior year, due to the U.S. and Europe, partially offset by growth in International and Canada.

•	Molson Canadian brand volume in Canada decreased by 9.2% during the second quarter of 2018 versus the prior year, primarily driven by competitive pressures in the West and Ontario.

•
Staropramen global brand volume, including royalty volume, increased 10.2% during the second quarter of 2018, versus the second quarter of 2017, driven by higher volumes in European markets outside of Czech Republic, the brand's primary market.

Worldwide Brand Volume
Worldwide brand volume (or "brand volume" when discussed by segment) reflects owned brands sold to unrelated external customers within our geographic markets, net of returns and allowances, royalty volume, an adjustment from STWs to STRs calculated consistently with MCBC owned volume. Contract brewing and wholesaler volume is removed from worldwide brand volume as this is non-owned volume for which we do not directly control performance. We believe this definition of worldwide brand volume more closely aligns with how we measure the performance of our owned brands within the markets in which they are sold. Financial volume represents owned brands sold to unrelated external customers within our geographical markets, net of returns and allowances as well as contract brewing, wholesale non-owned brand volume and company-owned distribution volume. Royalty volume consists of our brands produced and sold by third parties under various license and contract-brewing agreements and because this is owned volume, it is included in worldwide brand volume. The adjustment from STWs to STRs provides the closest indication of the performance of our owned brands in relation to market and competitor sales trends, as it reflects sales volume one step closer to the end consumer and generally means sales from our wholesalers or our company to retailers.
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

	Three Months Ended			Six Months Ended
	June 30, 2018	June 30, 2017	% change	June 30, 2018	June 30, 2017	% change
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	27.745	28.340	(2.1)%	48.558	50.218	(3.3)%
Less: Contract brewing, wholesaler and non-beer volume	(2.277)	(2.390)	(4.7)%	(4.179)	(4.378)	(4.5)%
Add: Royalty volume	1.057	1.033	2.3%	1.773	1.831	(3.2)%
Add: STW to STR adjustment	(0.780)	(0.617)	26.4%	(1.306)	(1.599)	(18.3)%
Total worldwide brand volume	25.745	26.366	(2.4)%	44.846	46.072	(2.7)%
Our worldwide brand volume decreased 2.4% and 2.7% during the three and six months ended June 30, 2018, compared to prior year primarily due to declines in the U.S.

Net Sales Drivers
For the three months ended June 30, 2018, versus June 30, 2017, by segment (in percentages):

	Volume	Price, Product and Geography Mix(1)	Currency	Other	Total
Consolidated	(2.1)%	0.2%	1.7%	—%	(0.2)%
U.S.	(4.4)%	1.4%	—%	(0.1)%	(3.1)%
Canada	(2.3)%	(4.1)%	3.8%	0.1%	(2.5)%
Europe	3.0%	1.3%	7.4%	—%	11.7%
International	(0.9)%	6.0%	(0.8)%	—%	4.3%

(1)
Includes the impacts of the adoption of the new accounting pronouncement related to revenue recognition as discussed above. See Part I—Item 1. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 2, "New Accounting Pronouncements" for further discussion on the adoption of this revenue recognition guidance.

For the six months ended June 30, 2018, versus June 30, 2017, by segment (in percentages):

	Volume	Price, Product and Geography Mix(1)	Currency	Other(2)	Total
Consolidated	(3.3)%	(0.1)%	2.0%	(0.8)%	(2.2)%
U.S.	(5.5)%	1.2%	—%	—%	(4.3)%
Canada	(3.3)%	(3.3)%	4.0%	0.1%	(2.5)%
Europe	2.2%	—%	9.3%	(5.5)%	6.0%
International	(1.2)%	0.2%	(0.2)%	—%	(1.2)%

(1)
Includes the impacts of the adoption of the new accounting pronouncement related to revenue recognition as discussed above. See Part I—Item 1. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 2, "New Accounting Pronouncements" for further discussion on the adoption of this revenue recognition guidance.

(2)	Europe "Other" column includes the release of an indirect tax provision further described below.

Income taxes

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Effective tax rate	18%	27%	19%	26%
The decrease in the effective tax rate during the second quarter and first half of 2018 versus 2017, was primarily driven by the reduction of the statutory U.S. federal corporate income tax rate from 35% to 21% as a result of the 2017 U.S. Tax Cuts and Jobs Act (the "2017 Tax Act"). Our effective tax rates were also affected by the impact of discrete items. Specifically, we recognized a net discrete tax benefit of $1.2 million during the second quarter of 2018, and net discrete tax expense of $4.3 million during the first half of 2018. During the second quarter and first half of 2017, we recognized a net discrete tax benefit of $1.3 million and $9.7 million, respectively.
Our tax rate is volatile and may increase or decrease with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, excess tax benefits or deficiencies from share-based compensation, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire, positions are effectively settled, or when additional information becomes available. There are proposed or pending tax law changes in various jurisdictions and other changes to regulatory environments in countries in which we do business that, if enacted, may have an impact on our effective tax rate. Additionally, we continue to evaluate the impacts of the 2017 Tax Act. As we further understand its implications, as well as the related, and yet to be issued, regulations and interpretations, our effective tax rate could be impacted.

Refer to Part I - Item 1. Financial Statements, Note 7, "Income Tax" for additional details regarding our effective tax rate as well as our ongoing evaluation of the 2017 Tax Act and its related impacts.
Results of Operations
United States Segment

	Three Months Ended			Six Months Ended
	June 30, 2018	June 30, 2017	% change	June 30, 2018	June 30, 2017	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)	18.338	19.190	(4.4)%	33.056	34.962	(5.5)%
Sales(1)	$2,354.6	$2,433.0	(3.2)%	$4,216.3	$4,424.4	(4.7)%
Excise taxes	(282.1)	(294.1)	(4.1)%	(496.0)	(535.6)	(7.4)%
Net sales(1)	2,072.5	2,138.9	(3.1)%	3,720.3	3,888.8	(4.3)%
Cost of goods sold(1)	(1,189.7)	(1,180.3)	0.8%	(2,179.8)	(2,205.4)	(1.2)%
Gross profit	882.8	958.6	(7.9)%	1,540.5	1,683.4	(8.5)%
Marketing, general and administrative expenses	(435.1)	(458.8)	(5.2)%	(828.2)	(864.5)	(4.2)%
Special items, net(2)	(3.3)	(12.6)	(73.8)%	(4.8)	(15.1)	(68.2)%
Operating income (loss)	444.4	487.2	(8.8)%	707.5	803.8	(12.0)%
Interest income (expense), net	1.6	—	N/M	0.4	—	N/M
Other income (expense), net	(0.5)	(0.7)	(28.6)%	(0.7)	(0.7)	—%
Income (loss) before income taxes	$445.5	$486.5	(8.4)%	$707.2	$803.1	(11.9)%
N/M = Not meaningful

(1)	Includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.

(2)	See Part I—Item 1. Financial Statements, Note 6, "Special Items" for detail of special items.
Significant events
The volatility of aluminum (inclusive of Midwest Premium) and freight and fuel costs have continued to significantly impact our results during the first half of 2018. To the extent these prices continue to fluctuate, our business and financial results could be materially adversely impacted. We continue to monitor these risks and rely on our risk management hedging program to help mitigate price risk exposure for commodities including aluminum and fuel.
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
Volume and net sales
Brand volume for the three and six months ended June 30, 2018, declined 4.8% and 4.3%, respectively, compared to prior year, driven by lower volume in the premium light segment. STWs, excluding contract brewing volume, decreased 3.6% and 5.0% in the three and six months ended June 30, 2018, respectively, reflective of brand volume performance and year-to-date negative impacts resulting from lower distributor inventory levels, which was compounded by the launch of our new ordering system at the Golden, Colorado brewery in the first quarter.
Net sales per hectoliter on a brand volume basis for the three and six months ended June 30, 2018, increased 0.9% and 1.0%, respectively, compared to prior year due to favorable net pricing, partially offset by negative sales mix and impacts resulting from the adoption of the new accounting pronouncement related to revenue recognition. Net sales per hectoliter on a reported basis increased 1.4% and 1.2%, respectively, compared to prior year.

Cost of goods sold
Cost of goods sold per hectoliter for the three and six months ended June 30, 2018, increased 5.5% and 4.5%, respectively, compared to prior year driven by higher freight and fuel costs, aluminum inflation and volume deleverage, partially offset by cost savings. Additionally, for the three and six months ended June 30, 2018, we recorded $0.9 million and $2.0 million, respectively, of integration costs related to the Acquisition within cost of goods sold, and for the three and six months ended June 30, 2017, we recorded $0.7 million and $1.2 million, respectively, of integration costs related to the Acquisition within cost of goods sold.
Marketing, general and administrative expenses
Marketing, general and administrative expenses for the three and six months ended June 30, 2018, decreased compared to prior year due to spending optimization and efficiencies as well as lower employee-related expenses. Marketing, general and administrative expenses also include integration costs related to the Acquisition of $0.1 million and $4.1 million for the three and six months ended June 30, 2017, respectively.
Canada Segment

	Three Months Ended			Six Months Ended
	June 30, 2018	June 30, 2017	% change	June 30, 2018	June 30, 2017	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)	2.473	2.530	(2.3)%	4.180	4.323	(3.3)%
Sales(1)	$524.6	$527.6	(0.6)%	$899.5	$905.0	(0.6)%
Excise taxes	(127.2)	(120.0)	6.0%	(218.3)	(206.3)	5.8%
Net sales(1)	397.4	407.6	(2.5)%	681.2	698.7	(2.5)%
Cost of goods sold(1)	(235.7)	(233.4)	1.0%	(423.1)	(414.5)	2.1%
Gross profit	161.7	174.2	(7.2)%	258.1	284.2	(9.2)%
Marketing, general and administrative expenses	(94.3)	(104.7)	(9.9)%	(175.3)	(200.8)	(12.7)%
Special items, net(2)	(5.7)	(1.0)	N/M	(11.3)	(2.2)	N/M
Operating income (loss)	61.7	68.5	(9.9)%	71.5	81.2	(11.9)%
Other income (expense), net	(0.4)	1.2	N/M	(1.1)	9.4	N/M
Income (loss) before income taxes	$61.3	$69.7	(12.1)%	$70.4	$90.6	(22.3)%
N/M = Not meaningful

(1)	Includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.

(2)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" for detail of special items.
Foreign currency impact on results
During the three months ended June 30, 2018, the CAD appreciated versus the USD on an average basis, resulting in an increase of $1.3 million to our USD earnings before income taxes. During the six months ended June 30, 2018, the CAD also appreciated versus the USD on an average basis, resulting in an increase of $1.0 million to our USD earnings before income taxes. Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Our Canada brand volume decreased 2.4% and 2.8% during the three and six months ended June 30, 2018, respectively, versus prior year, as a result of volume challenges particularly in the West and Ontario.
Our net sales per hectoliter on a brand volume basis decreased 4.5% and 3.9% in local currency during the three and six months ended June 30, 2018, respectively, compared to prior year, driven by the impacts resulting from the adoption of the new accounting pronouncement related to revenue recognition, which requires certain cash payments to customers to now be recognized as a reduction of revenue versus marketing, general and administrative expense, and negative brand mix. The decrease in the three months ended June 30, 2018, was also partially offset by higher net pricing. Net sales per hectoliter on a reported basis in local currency decreased 4.1% and 3.3%, respectively, compared to prior year.
Cost of goods sold
Cost of goods sold per hectoliter in local currency decreased 0.7% and increased 1.2% during the three and six months ended June 30, 2018, respectively, versus prior year. The decrease for the three months ended June 30, 2018, was driven by cost savings and certain one-time distribution savings. The increase for the six months ended June 30, 2018, was driven by impacts of mix shift, volume deleverage, input cost inflation and foreign exchange fluctuations, partially offset by cost savings.
Marketing, general and administrative expenses
Our marketing, general and administrative expenses decreased 13.8% and 16.4% in local currency for the three and six months ended June 30, 2018, respectively, compared to prior year, primarily driven by impacts resulting from the adoption of the new accounting pronouncement related to revenue recognition as further discussed above and lower brand investments. For the three months ended, this decrease was also partially offset by year-over-year differences in the phasing of brand investments.
Other income (expense), net
During the first quarter of 2017, we received payment and recorded a gain of CAD 10.6 million, or $8.1 million, resulting from a purchase price adjustment related to the historical sale of Molson Inc.’s ownership interest in the Montreal Canadiens, which is considered an affiliate of MCBC.
Europe Segment

	Three Months Ended			Six Months Ended
	June 30, 2018	June 30, 2017	% change	June 30, 2018	June 30, 2017	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)	6.916	6.715	3.0%	11.320	11.074	2.2%
Sales(2)	$893.9	$796.2	12.3%	$1,492.4	$1,310.6	13.9%
Excise taxes	(307.8)	(271.5)	13.4%	(532.0)	(404.3)	31.6%
Net sales(2)	586.1	524.7	11.7%	960.4	906.3	6.0%
Cost of goods sold	(353.6)	(315.8)	12.0%	(621.3)	(541.9)	14.7%
Gross profit	232.5	208.9	11.3%	339.1	364.4	(6.9)%
Marketing, general and administrative expenses	(143.7)	(138.0)	4.1%	(274.1)	(264.8)	3.5%
Special items, net(3)	0.3	(2.6)	N/M	(4.8)	(5.2)	(7.7)%
Operating income (loss)	89.1	68.3	30.5%	60.2	94.4	(36.2)%
Interest income (expense), net	(1.4)	1.0	N/M	(2.1)	2.0	N/M
Other income (expense), net	(0.9)	0.6	N/M	(1.2)	0.5	N/M
Income (loss) before income taxes	$86.8	$69.9	24.2%	$56.9	$96.9	(41.3)%
N/M = Not meaningful

(1)
Excludes royalty volume of 0.490 million hectoliters and 0.796 million hectoliters for the three and six months ended June 30, 2018, respectively, and excludes royalty volume of 0.479 million hectoliters and 0.804 million hectoliters for the three and six months ended June 30, 2017, respectively.

(2)	Includes gross inter-segment sales and volumes, which are eliminated in the consolidated totals.

(3)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" for detail of special items.
Significant events
In January 2018, the Europe segment completed the acquisition of Aspall Cyder Limited, an established premium cider business in the U.K.
During the three months ended March 31, 2017, we recorded a provision for an estimate of uncollectible receivables of approximately $11 million related to Agrokor, a large customer in Croatia. We have subsequently reduced this exposure and as of June 30, 2018, our estimated provision of uncollectible receivables from Agrokor totals approximately $4 million. The settlement plan related to this matter was announced in July 2018. We are currently evaluating the implications of the settlement plan, and do not expect it to have a significant impact on our financial statements upon finalization. Separately, during the first quarter of 2017, we released an indirect tax loss contingency, which was initially recorded in the fourth quarter of 2016, for a benefit of approximately $50 million.
Foreign currency impact on results
Our Europe segment operates in numerous countries within Europe and each country's operations utilize distinct currencies. Foreign currency movements favorably impacted our Europe USD income before income taxes by $3.7 million for the three months ended June 30, 2018, and unfavorably impacted our Europe USD income before income taxes by $0.9 million for the six months ended June 30, 2018. Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Our Europe brand volume increased 2.9% and 1.8% for the three and six months ended June 30, 2018, respectively, compared to prior year, primarily driven by growth from our above premium brands and national champion brands, as well as World Cup consumption.
Net sales per hectoliter on a brand volume basis increased in local currency by 1.5% for the three months ended June 30, 2018 and decreased in local currency by 6.9% for the six months ended June 30, 2018, compared to prior year. The increase for the three months ended June 30, 2018, was primarily driven by positive sales mix and pricing. This was partially offset by adopting recently revised excise-tax guidelines in one of our European markets as well as increasing our investment behind our First Choice Agenda this year, while the decrease for the six months ended June 30, 2018, was also negatively impacted by cycling the release of the approximate $50 million indirect tax provision in the first quarter of 2017. Net sales per hectoliter on a reported basis in local currency increased 1.3% and decreased 5.4%, respectively, compared to prior year.
Cost of goods sold
Cost of goods sold per hectoliter increased 1.5% and 2.0% in local currency in the three and six months ended June 30, 2018, respectively, versus prior year, primarily due to mix shift to higher-cost brands and geographies, input inflation and logistics costs.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 3.5% and 6.8% in local currency in the three and six months ended June 30, 2018, respectively, compared to prior year, driven by lower marketing investments, the impact of adopting the new revenue recognition guidance and a benefit from the partial reversal of bad debt provisions, slightly offset by the addition of Aspall brand investments.

International Segment

	Three Months Ended			Six Months Ended
	June 30, 2018	June 30, 2017	% change	June 30, 2018	June 30, 2017	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)	0.637	0.643	(0.9)%	1.157	1.171	(1.2)%
Sales	$86.1	$81.3	5.9%	$150.9	$147.6	2.2%
Excise taxes	(18.2)	(16.2)	12.3%	(25.5)	(20.7)	23.2%
Net sales	67.9	65.1	4.3%	125.4	126.9	(1.2)%
Cost of goods sold(2)	(44.1)	(47.8)	(7.7)%	(81.9)	(86.8)	(5.6)%
Gross profit	23.8	17.3	37.6%	43.5	40.1	8.5%
Marketing, general and administrative expenses	(20.6)	(24.7)	(16.6)%	(35.7)	(45.7)	(21.9)%
Special items, net(3)	(1.8)	(0.3)	N/M	(2.8)	(0.6)	N/M
Operating income (loss)	1.4	(7.7)	N/M	5.0	(6.2)	N/M
Other income (expense), net	(0.1)	—	N/M	—	—	—%
Income (loss) before income taxes	$1.3	$(7.7)	N/M	$5.0	$(6.2)	N/M
N/M = Not meaningful

(1)
Excludes royalty volume of 0.567 million hectoliters and 0.977 million hectoliters for the three and six months ended June 30, 2018, respectively, and excludes royalty volume of 0.554 million hectoliters and 1.027 million hectoliters for the three and six months ended June 30, 2017, respectively.

(2)	Includes gross inter-segment purchases, which are eliminated in the consolidated totals.

(3)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" for detail of special items.
Significant events
During the first half of 2018, we decided to formally exit our business in China. We are currently in the process of withdrawing from this geography and, as such, have incurred special charges. See Part I—Item 1. Financial Statements, Note 6, "Special Items" for further detail.
Foreign currency impact on results
Our International segment operates in numerous countries around the world and each country's operations utilize distinct currencies. Foreign currency movements did not significantly impact our International segment's USD income before income taxes for the three and six months ended June 30, 2018. Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Our International brand volume increased by 0.6% and decreased 2.9% in the three and six months ended June 30, 2018, respectively, compared to prior year, primarily driven by organic volume growth in many of our focus markets, partially offset by the loss of the Modelo contract in Japan at the end of the second quarter of 2017. Brand volume for the six months ended June 30, 2018, was also negatively impacted by lower volumes in Mexico due to higher net pricing.
Net sales per hectoliter on a brand volume basis increased 3.8% and 1.8% in the three and six months ended June 30, 2018, respectively, compared to prior year. The increase for the three and six months ended June 30, 2018, was driven by positive net pricing and favorable sales mix. Net sales per hectoliter on a reported basis increased 5.3% compared to the prior year for the three months ended June 30, 2018, driven by positive net pricing and favorable sales mix. Net sales per hectoliter on a reported basis was flat compared to the prior year for the six months ended June 30, 2018.
Cost of goods sold
Cost of goods sold per hectoliter decreased 6.9% and 4.5% in the three and six months ended June 30, 2018, respectively, compared to prior year, primarily driven by sales mix changes.

Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased in the three and six months ended June 30, 2018, compared to prior year, primarily due to lower marketing investments and integration costs and $2.0 million of settlement proceeds related to our Colombia business in the first quarter.
Corporate

	Three Months Ended			Six Months Ended
	June 30, 2018	June 30, 2017	% change	June 30, 2018	June 30, 2017	% change
	(In millions, except percentages)
Financial volume in hectoliters	—	—	—%	—	—	—%
Sales	$0.3	$0.3	—%	$0.5	$0.6	(16.7)%
Excise taxes	—	—	—%	—	—	—%
Net sales	0.3	0.3	—%	0.5	0.6	(16.7)%
Cost of goods sold	45.0	(23.5)	N/M	(39.8)	39.5	N/M
Gross profit	45.3	(23.2)	N/M	(39.3)	40.1	N/M
Marketing, general and administrative expenses	(51.0)	(56.2)	(9.3)%	(112.5)	(111.9)	0.5%
Special items, net(1)	—	—	—%	328.0	(0.1)	N/M
Operating income (loss)	(5.7)	(79.4)	(92.8)%	176.2	(71.9)	N/M
Interest expense, net	(76.9)	(90.2)	(14.7)%	(158.2)	(187.8)	(15.8)%
Other pension and postretirement benefits (costs), net	9.9	9.4	5.3%	19.9	22.7	(12.3)%
Other income (expense), net	0.8	2.0	(60.0)%	3.0	(6.3)	N/M
Income (loss) before income taxes	$(71.9)	$(158.2)	(54.6)%	$40.9	$(243.3)	N/M
N/M = Not meaningful

(1)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" for detail of special items.
Cost of goods sold
The unrealized changes in fair value on our commodity swaps, which are economic hedges, are recorded as cost of goods sold within our Corporate business activities. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. Higher commodity market prices relative to our hedged positions on our commodity swaps drove the total unrealized mark-to-market gain of $45.1 million recognized in cost of goods sold for the three months ended June 30, 2018, as compared to the unrealized mark-to-market loss of $23.4 million recognized in cost of goods sold for the three months ended June 30, 2017. Lower commodity market prices relative to our hedged positions on our commodity swaps drove the total unrealized mark-to-market loss of $39.6 million recognized in cost of goods sold for the six months ended June 30, 2018, as compared to the unrealized mark-to-market gain of $39.7 million recognized in cost of goods sold for the six months ended June 30, 2017.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased in the three months ended June 30, 2018, primarily due to the timing of corporate general and administrative costs and higher integration costs related to the Acquisition recognized in the prior year. The increase in the six months ended June 30, 2018, was partially offset by incremental investment behind global business capabilities including information technology investments. Specifically, for the three and six months ended June 30, 2018, we recorded integration costs related to the Acquisition of $7.7 million and $16.5 million, respectively, within marketing, general and administrative expense. For the three and six months ended June 30, 2017, we recorded integration costs related to the Acquisition of $11.2 million and $24.6 million, respectively, within marketing, general and administrative expense.

Interest expense, net
Net interest expense decreased for the three and six months ended June 30, 2018, compared to the prior year, primarily driven by debt repayments. See Part I—Item 1. Financial Statements, Note 12, "Derivative Instruments and Hedging Activities" and Note 9, "Debt" for further details.
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
A significant portion of our trade receivables are concentrated in Europe. While these receivables are not concentrated in any specific customer and our allowance on these receivables factors in collectibility, we may encounter difficulties in our ability to collect due to the impact to our customers of any further economic downturn within Europe. We continue to have exposure to Agrokor, a company in Croatia, who entered into financial difficulty in 2017. The settlement plan related to this matter was announced in July 2018. We are currently evaluating the implications of the settlement plan, and do not expect it to have a significant impact on our financial statements upon finalization.
A significant portion of our cash flows from operating activities are generated outside the U.S. in currencies other than USD. As of June 30, 2018, approximately 40% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. We accrue for tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue taxes. However, we will continue to assess the impact of the 2017 Tax Act on the tax consequences of future repatriations. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. These financing arrangements, along with the cash generated from the operations of our U.S. segment, are sufficient to fund our current cash needs in the U.S.
Cash Flows and Use of Cash
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. "Risk Factors" in our Annual Report.
Cash Flows from Operating Activities
Net cash provided by operating activities was approximately $1.3 billion for the six months ended June 30, 2018, compared to net cash provided by operating activities of $818.5 million for the six months ended June 30, 2017. This increase in net cash provided by operating activities of $479.3 million is primarily related to higher net income largely due to the proceeds received during the first quarter of $328.0 million related to the Adjustment Amount as defined and further discussed in Part I—Item 1. Financial Statements, Note 6, "Special Items", working capital improvements and lower pension contributions and interest.
Cash Flows from Investing Activities
Net cash used in investing activities of $397.2 million for the six months ended June 30, 2018, increased by $95.3 million compared to the six months ended June 30, 2017, driven primarily by lower proceeds related to asset disposals as well as increased outflows from other investing activities, including acquisitions.
Cash Flows from Financing Activities
Net cash used in financing activities was $524.7 million for the six months ended June 30, 2018, compared to net cash used in financing activities of $593.2 million for the six months ended June 30, 2017. This decrease was primarily driven by lower net repayments on debt and borrowings compared to prior year, partially offset by the repayment of borrowings under our commercial paper program during the first half of 2018 compared to an increase in borrowings under our commercial paper program during the first half of 2017.

Capital Resources
Cash and Cash Equivalents
As of June 30, 2018, we had total cash and cash equivalents of $792.9 million, compared to $418.6 million as of December 31, 2017, and $502.9 million as of June 30, 2017. The increase in cash and cash equivalents as of June 30, 2018, from both prior periods was primarily driven by the net proceeds from operating activities including the proceeds received during the first quarter of $328.0 million related to the Adjustment Amount as defined and further discussed in Part I—Item 1. Financial Statements, Note 6, "Special Items", partially offset by repayments of borrowings, capital expenditures and dividend payments.
Borrowings
During the three months ended June 30, 2018, there was no significant borrowing or repayment activity. The following table summarizes the maturities of our long-term debt, excluding short-term borrowings. Notional amounts are presented in USD based on the applicable exchange rate as of June 30, 2018. Refer to Part I—Item 1. Financial Statements, Note 9, "Debt" for details regarding the cross currency swaps on our $500 million 2.25% senior notes due 2020 which economically converted these notes to EUR denominated.
Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on our revolving credit facility if the need arises. As of June 30, 2018, we had approximately $1.5 billion available to draw under our $1.5 billion revolving multi-currency credit facility, as we did not have any borrowings drawn on this revolving credit facility or any commercial paper outstanding. Subsequent to quarter end, we extended the maturity date of our revolving credit facility by one year to July 7, 2023. In addition, we also currently utilize and will further utilize our cross-border, cross currency cash pool for liquidity needs. We also have JPY overdraft facilities, CAD and GBP lines of credit with several banks should we need additional short-term liquidity.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions and transfers of assets. As of June 30, 2018, we were in compliance with all of these restrictions and have met all debt payment obligations. All of our outstanding senior notes as of June 30, 2018, rank pari-passu.
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

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Weighted-Average Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.30	1.33	1.29	1.33
Euro (EUR)	0.83	0.90	0.82	0.92
British Pound (GBP)	0.73	0.78	0.73	0.78
Czech Koruna (CZK)	21.93	23.71	21.66	24.31
Croatian Kuna (HRK)	6.31	6.64	6.28	6.73
Serbian Dinar (RSD)	99.17	110.79	96.83	113.75
Romanian Leu (RON)	3.95	4.07	3.89	4.15
Bulgarian Lev (BGN)	1.64	1.77	1.62	1.81
Hungarian Forint (HUF)	264.65	279.98	254.16	288.62

	As of
	June 30, 2018	December 31, 2017
Closing Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.31	1.26
Euro (EUR)	0.86	0.83
British Pound (GBP)	0.76	0.74
Czech Koruna (CZK)	22.24	21.29
Croatian Kuna (HRK)	6.32	6.19
Serbian Dinar (RSD)	101.42	98.52
Romanian Leu (RON)	3.99	3.89
Bulgarian Lev (BGN)	1.67	1.63
Hungarian Forint (HUF)	281.79	258.91
The weighted-average exchange rates in the above table have been calculated based on the average of the foreign exchange rates during the relevant period and have been weighted according to the foreign denominated earnings before interest and taxes of the USD equivalent.
Capital Expenditures
We incurred $265.6 million, and have paid $351.1 million, for capital improvement projects worldwide in the six months ended June 30, 2018, excluding capital spending by equity method joint ventures, representing a decrease of $14.4 million from the $280.0 million of capital expenditures incurred in the six months ended June 30, 2017. This decrease is primarily due to the timing of projects as we currently expect to incur total capital expenditures of approximately $670 million for full year 2018, based on foreign exchange rates as of June 30, 2018. This expectation includes capital expenditures associated with the construction of our new British Columbia and Montreal breweries and excludes capital spending by equity method joint ventures.
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

Off-Balance Sheet Arrangements
In accordance with U.S. GAAP, our operating leases are not reflected in our unaudited condensed consolidated balance sheets. Refer to Part II—Item 8 Financial Statements, Note 19, "Commitments and Contingencies" in our Annual Report for further discussion of these off-balance sheet arrangements. As of June 30, 2018, we did not have any other material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook for 2018
In the U.S., we plan to continue to build distributor inventories in the second half of the year, as we prepare for further brewery system implementations. We also plan to continue to drive our portfolio strategy of building distinctive brands across all segments to meet the needs of American beer drinkers. We have an urgent focus on improving Coors Light trends through bolder execution of the "World's Most Refreshing Beer" and sharper feature and display activity while continuing the strong share trends for Miller Lite through a bold competitive position. Additionally, we expect flavored malt beverage and cider performance to benefit from incremental volumes from Arnold Palmer Spiked distribution, flavor and pack innovations from Henry's Hard Sparkling, and the introduction of slim cans for Crispin Rosé. More broadly in above premium, we are working to accelerate our import share with both Sol and Peroni while strengthening the Blue Moon franchise and rapidly scaling our family of regional craft breweries.

In Canada, the commercial teams plan to continue to focus on strengthening the portfolio by stabilizing our premium brands performance, accelerating the growth of our above premium portfolio, and simplifying our offering in the value segment. In premium, Coors Light is our top priority and we expect to improve brand activations and promotional intensity with an emphasis on refreshment to drive feature and display. Our premiumization efforts are expected to drive an acceleration of the growth of our key import brand Heineken, as well as our Miller Genuine Draft and Coors Banquet brands. Trou du Diable, our most recent craft addition, is broadening our footprint in the world of craft in Quebec, and is delivering strong results. We have also lifted and shifted Leinenkugel’s Summer Shandy and Henry’s Hard Soda from the U.S. The recent addition of Coors Edge, a new non-alcoholic offering, is complementing Heineken 0.0 in this rapidly growing segment. In below premium, the recently launched Miller High Life brand continues to deliver strong results, while complementing our Pilsner and Black Label brands and underpinning continued segment share growth. Finally, as we look to ongoing productivity improvements, the construction of our new highly efficient brewery in British Columbia is on track for brewing in 2019 and planning for our new brewery in Quebec is advancing quickly.

In Europe, we are encouraged by the strong start to the summer selling season. Our teams plan to continue to use a balanced portfolio approach by building on momentum from the international growth of Staropramen outside of the Czech Republic, Coors Light and our craft and cider portfolio. Additionally, we expect to remain disciplined with retail execution and optimization of our brewery network and infrastructure.

In International, strong year-to-date performance gives us added confidence for the remainder of 2018. We expect the second half of the year to build on success in Latin America, including Mexico, Paraguay, and Honduras, along with further development of our Asia Pacific markets, such as South Korea. We plan to continue to focus our efforts on succeeding in high-potential markets and brands that we expect to play a pivotal role in reaching our long-term top- and bottom-line international growth targets. We expect our International segment to be a meaningful driver of results this year.
Pension Plans
We currently anticipate approximately $10 million of cash contributions to our defined benefit pension plans in 2018, based on foreign exchange rates as of June 30, 2018. BRI and BDL contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements.
Interest
We anticipate 2018 Corporate net interest expense of approximately $330 million, based on foreign exchange and interest rates as of June 30, 2018.
Tax
We expect to realize net benefits from the 2017 Tax Act, primarily driven by the lower federal corporate income tax rate of 21% and accelerated depreciation of qualified assets for tax purposes. As an additional result of the 2017 Tax Act, we expect a long-term consolidated effective tax rate in the range of 20% to 24%. However, we will continue to evaluate the impacts of the 2017 Tax Act as we further understand its implications, as well as the related, and yet to be issued, regulations and interpretations which could impact this outlook.
Dividends and Stock Repurchases
As a result of the Acquisition, we currently plan to maintain our current quarterly dividend of $0.41 per share until we achieve a leverage ratio of 3.75x debt to EBITDA on a rating agency basis, which we expect to achieve near the second half of 2019. Once this target is achieved, we currently intend to reinstitute a dividend payout-ratio target based upon the annual trailing EBITDA and raise our quarterly dividend accordingly. We have suspended our share repurchase program as we continue to pay down debt which we plan to revisit as we deleverage.

Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first half of 2018. See Part I—Item 1. Financial Statements, Note 2, "New

Accounting Pronouncements" for discussion of recently adopted accounting pronouncements. See also Part I—Item 1. Financial Statements, Note 8, "Goodwill and Intangible Assets" for discussion of the results of the 2017 annual impairment testing analysis and the related risks to our indefinite-lived intangible brand assets and goodwill amounts associated with our reporting units.
New Accounting Pronouncements Not Yet Adopted
Leases
In February 2016, the FASB issued authoritative guidance intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The guidance should be applied under a modified retrospective transition approach, with an option to apply the guidance either at the beginning of the earliest comparative period presented in the adoption-period financial statements, or to apply the new guidance at the adoption date. We currently anticipate that we will apply the guidance at the beginning of the period of adoption; however, this expectation may change following the completion of our evaluation of the impact of this guidance on our financial statements. We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance. This guidance will result in our existing operating leases, for certain real estate and equipment, to be recognized on our balance sheet. We will further analyze our lease arrangements as we complete our assessment and implementation of this new guidance.
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
For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Item 1. Financial Statements, Note 12, "Derivative Instruments and Hedging Activities". On a rolling twelve-month basis, maturities of derivative financial instruments held on June 30, 2018, based on foreign exchange rates as of June 30, 2018, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$114.4	$53.6	$60.9	$(0.1)	$—
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

The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolio:

	As of
	June 30, 2018	December 31, 2017
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(36.5)	$(36.5)
Foreign currency denominated debt	$(287.8)	$(310.0)
Swaps	$(51.9)	$—
Interest rate risk:
Debt	$(304.1)	$(311.9)
Commodity price risk:
Commodity swaps	$(81.8)	$(43.5)
Commodity options	$—	$—
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I—Item 1A. "Risk Factors" in our Annual Report, which could materially affect our business, financial condition and/or future results. There have been no material changes to the risk factors contained in our Annual Report except as noted below. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.

Our Canadian business faces numerous risks relating to its proposed joint venture in the Canadian cannabis industry.
On August 1, 2018, a wholly-owned subsidiary within our Canadian business entered into a definitive agreement to form a joint venture with The Hydropothecary Corporation (a/k/a HEXO), a Canadian entity listed on the Toronto Stock Exchange that serves the Canadian cannabis market. The joint venture will pursue opportunities to develop non-alcoholic, cannabis-infused beverages for the Canadian market following legalization. The formation of the joint venture and related actions and investments have not yet occurred and are subject to future closing conditions, which may not be met. In addition, the success and consumer acceptance of any products produced by the joint venture cannot be assured. Further, our Canadian subsidiary’s involvement in the Canadian cannabis industry may negatively impact consumer perception of our current brands or business partner, investor or public sentiment regarding our Canadian beer business or our company. The emerging cannabis industry in Canada and in other jurisdictions is evolving rapidly and subjects us to a high degree of political, legal and regulatory uncertainty, including when and if regulations in Canada will ultimately be adopted that would allow the sale of the non-alcoholic beverages contemplated by the joint venture. The occurrence of any of the above risks could have a material adverse effect on our business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
The following are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q:
(a)   Exhibits

Exhibit Number	Document Description
10.1	Molson Coors Deferred Compensation Plan (as amended and restated effective January 1, 2018) (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on May 25, 2018).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

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
Brian C. Tabolt Vice President and Controller (Chief Accounting Officer) August 1, 2018