Form 10-K
period 2018-12-31
MOLSON COORS BREWING CO
filed 2019-02-12
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒    NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒    NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant at the close of business on the last trading day of the registrant's most recently completed second fiscal quarter, June 29, 2018, was approximately $12.4 billion based upon the last sales price reported for such date on the New York Stock Exchange and the Toronto Stock Exchange. For purposes of this disclosure, shares of common and exchangeable stock held by persons holding more than 10% of the outstanding shares of stock and shares owned by officers and directors of the registrant as of June 29, 2018, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status for other purposes.
The number of shares outstanding of each of the registrant's classes of common stock, as of February 7, 2019:

Class A Common Stock—2,560,668 shares	Class B Common Stock—196,042,622 shares

           Exchangeable shares:
As of February 7, 2019, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A Exchangeable Shares—2,757,201 shares	Class B Exchangeable Shares—14,807,311 shares
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
Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement for the registrant's 2019 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2018, are incorporated by reference under Part III of this Annual Report on Form 10-K.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

Glossary of Terms and Abbreviations

AOCI	Accumulated other comprehensive income (loss)
CAD	Canadian dollar
CZK	Czech Koruna
DBRS	A global credit rating agency in Toronto
DSUs	Deferred stock units
EBITDA	Earnings before interest, tax, depreciation and amortization
EPS	Earnings per share
EROA	Assumed long-term expected return on assets
EUR	Euro
FASB	Financial Accounting Standards Board
GBP	British Pound
HRK	Croatian Kuna
JPY	Japanese Yen
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investors Service Limited, a nationally recognized statistical rating organization designated by the Securities and Exchange Commission
NAV	Net asset value
OCI	Other comprehensive income (loss)
OPEB	Other postretirement benefit plans
PBO	Projected benefit obligation
PSUs	Performance share units
RSD	Serbian Dinar
RSUs	Restricted stock units
S&P 500	Standard & Poor’s 500 Index®
SEC	Securities and Exchange Commission
Standard & Poor’s	Standard and Poor’s Ratings Services, a nationally recognized statistical rating organization designated by the SEC
STRs	Sales-to-retailers
STWs	Sales-to-wholesalers
2017 Tax Act	Tax Cuts and Jobs Act
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the United States of America
USD or $	U.S. dollar
VIEs	Variable interest entities

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements in Part II—Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and under the heading "Outlook for 2019" therein, overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, anticipated results, anticipated synergies, expectations for funding future capital expenditures and operations, expectations regarding future dividends, debt service capabilities, timing and amounts of debt and leverage levels, shipment levels and profitability, market share and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies," and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to, those described in Part I—Item 1A "Risk Factors" elsewhere throughout this report, and those described from time to time in our past and future reports filed with the SEC. Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
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

PART I

ITEM 1.    BUSINESS
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments and Corporate. Our reporting segments include: MillerCoors LLC ("MillerCoors" or U.S. segment), operating in the United States; Molson Coors Canada ("MCC" or Canada segment), operating in Canada; Molson Coors Europe (Europe segment), operating in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the United Kingdom and various other European countries; and Molson Coors International ("MCI" or International segment), operating in various other countries.
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
On January 21, 2018, MCBC and ABI entered into a settlement agreement related to the purchase price adjustment under the purchase agreement, and on January 26, 2018, pursuant to the settlement agreement, ABI paid to MCBC $330.0 million, of which $328.0 million constitutes the Adjustment Amount. As this settlement occurred following the finalization of purchase accounting, we recorded the settlement proceeds related to the Adjustment Amount as a gain within special items, net in our consolidated statement of operations in our Corporate segment and within cash provided by operating activities within our consolidated statement of cash flows for the year ended December 31, 2018. MCBC and ABI also agreed to certain mutual releases as further described in the settlement agreement.

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
Global Competitors' Market Capitalization
We evaluate ourselves in relation to other global brewers using various metrics, including overall market capitalization, volume, net sales revenue, gross margins and net profits, as well as our position within each of our core markets, with the goal to be the first choice for our consumers and customers. To provide a perspective of the relative size of the major participants in the global brewing market, the market capitalizations of our primary global competitors, based on foreign exchange rates as of December 31, 2018, were as follows:

Market Capitalization
(In billions)
Anheuser-Busch InBev SA/NV	$133.6
Heineken N.V. ("Heineken")	$51.0
Asahi Group Holdings, Ltd. ("Asahi")	$18.8
Carlsberg Group ("Carlsberg")	$16.1
MCBC	$12.2
Our Products
We have a diverse portfolio of owned and partner brands which are positioned to meet a wide range of consumer segments and occasions in a variety of markets, including Blue Moon, Coors Banquet, Coors Light, Miller Genuine Draft, Miller Lite and Staropramen. We consider these our global priority brands which we continue to invest in and focus on growing globally. We believe our portfolio encompasses all segments of the beer industry with the purpose of delighting the world's beer drinkers, including premium and premium lights, economy, above premium and craft, as well as adjacencies such as ciders and other malt beverages. The following includes our primary brands sold in each of our segments.

Brands sold in the U.S.

Global priority brands	Regional champion brands	Craft and import brands
Blue Moon	Hamm's	Grolsch(1)
Coors Banquet	Icehouse	Hop Valley
Coors Light	Keystone	Leinenkugel's
Miller Genuine Draft	Mickey's	Peroni Nastro Azurro(1)
Miller Lite	Miller64	Pilsner Urquell(1)
	Miller High Life	Revolver
	Milwaukee's Best	Saint Archer
	Olde English	Sol(2)
	Steel Reserve	Terrapin

Hard cider brands	Flavored malt beverages
Crispin	Arnold Palmer Spiked(3)
Smith & Forge	Henry's Hard
Redd's(4)
Steel Reserve Alloy Series
(1) Under perpetual royalty-free license from Asahi.
(2) Under license from Heineken.
(3) In partnership with Hornell Brewing, an affiliate of Arizona Beverages
(4) Under perpetual royalty-free license from ABI.
Brands sold in Canada

Global priority brands	National champion and other regional brands	Craft and import brands
Belgian Moon	Carling	Brasseurs de Montréal
Coors Banquet	Carling Black Label	Creemore Springs
Coors Light	Keystone	Granville Island
Miller Genuine Draft	Mad Jack	Henry's Hard
Miller Lite	Miller High Life	Le Trou du Diable
	Molson Canadian	Leinenkugel's
Molson Canadian 67
Molson Canadian Cider
Molson Dry
Molson Export
Old Style Pilsner
Rickard's

Licensed premium import brands(1)
Amstel Light	Desperados
Heineken	Dos Equis
Murphy's	Moretti
Newcastle	Sol
Strongbow cider	Tecate

(1) Under license from Heineken.

Brands sold in Europe

Global priority brands	Regional champion brands	Other(1)
Blue Moon	Bergenbier	Aspall Cider
Coors Light	Borsodi	Bavaria
Miller Genuine Draft	Carling	Beck's
Staropramen	Jelen	Branik
	Kamenitza	Birradamare
	Niksicko	Cobra
	Ozujsko	Corona Extra
Grolsch
Lowenbrau
Rekorderlig cider
Singha
Sharp's Doom Bar
Stella Artois
(1) The European business has licensing and distribution agreements with various other brewers through which it also brews and distributes Beck's, Lowenbrau, Stella Artois and Spaten, as well as a distribution agreement for the exclusive distribution of the Corona brand, throughout the Central European countries in which we operate. We have an agreement with Dutch brewer, Bavaria, for the exclusive on-premise and off-premise rights to the sales, distribution and customer marketing of Bavaria and its portfolio of brands in the U.K. Starting in 2018, we have an agreement for licensed brewing and distribution of Bavaria portfolio in Croatia, Bosnia and Herzegovina, Serbia and Montenegro. We also distribute the Rekorderlig cider brand in the U.K. and the Republic of Ireland. In the U.K., we also sell the Cobra brands through the Cobra Beer Partnership Ltd. joint venture and the Grolsch brands through a joint venture with Royal Grolsch N.V., and are the exclusive distributor for several brands including Singha. Additionally, in order to be able to provide a full line of beer and other beverages to our U.K. on-premise customers, we sell "factored" brands, which are third-party beverage brands for which we provide distribution to retail, typically on a non-exclusive basis.

Brands sold in International

Global priority brands	Regional champion brands	Other
Blue Moon	Miller High Life	Carling Strong
Coors Light(1)	Thunderbolt	Coors Banquet
Miller Genuine Draft(1)		Coors 1873
Miller Lite(1)		Keystone
Staropramen		Milwaukee's Best
Miller Ace
Miller Chill
Miller Ultra
Molson Canadian
Zima

(1) Focus brands in International segment

Our Segments
In 2018, we operated the following segments: the U.S., Canada, Europe and International. A separate operating team manages each segment and each segment manufactures, markets, and sells beer and other malt beverage products.
United States Segment

•	Headquarters: Chicago, Illinois

•	Approximately 7,300 employees

•	Second largest brewer by volume in the U.S., selling approximately 24% of the total 2018 U.S. brewing industry shipments (excluding exports)

•	Currently operating seven primary breweries, six craft breweries and two container operations
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
Sales and Distribution
In the United States, beer is generally distributed through a three-tier system consisting of manufacturers, distributors and retailers. A national network of approximately 400 independent distributors and one owned distributor, Coors Distributing Company, purchases our products and distributes them to on- and off-premise retail accounts.
References to on- and off-premise sales volumes are the sales to retailers of these distributors, which we believe is a useful data point relative to consumer trends.
Channels
In the United States, the on-premise channel industry volume, which includes sales in bars and restaurants, declined approximately 2% in 2018.
The off-premise channel includes sales in convenience stores, grocery stores, liquor stores and other retail outlets. The off-premise channel industry volume declined approximately 1% in 2018 versus prior year.
The following table reflects the industry channel trends over the last five years in the United States. Note that percentages reflect estimates based on market data currently available.

	Industry channel trend
	2018	2017	2016	2015	2014
On-premise	16%	16%	16%	17%	17%
Off-premise	84%	84%	84%	83%	83%
Coors Distributing Company distributed less than 2% of our total owned and non-owned volume in 2018.
Manufacturing, Production and Packaging
Brewing Raw Materials
We use high quality ingredients to brew our products. We malt a portion of our production requirements, using barley purchased under primarily annual contracts from independent farmers located predominantly in the western United States. Other barley, malt, and cereal grains are purchased from suppliers primarily in the U.S. Hops are purchased from suppliers in the U.S. and Europe. We both own and lease water rights, as well as purchase water through local municipalities, to provide for and sustain brewing operations in case of a prolonged drought in the regions where we have operations. We do not currently anticipate future difficulties in accessing water or agricultural products used in our brewing process in the near term.

Packaging Materials
The following summarizes the percentage of our U.S. segment's packaging materials by type for the year ended December 31, 2018.

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
Contract Manufacturing
We have an agreement to brew, package and ship products for Pabst Brewing Company. Additionally, the U.S. segment produces beer for export to our Canada and International segments.
Seasonality of the Business
Total industry volume in the U.S. is sensitive to factors such as weather, changes in demographics, consumer preferences and drinking occasions. Weather conditions consisting of high temperatures and extended periods of warm weather favor increased consumption of our products, while unseasonably cool or wet weather, especially during the summer months, adversely affects our sales volumes and net sales. Accordingly, consumption of beer in the U.S. is seasonal, with approximately 39% of industry sales volume typically occurring during the warmer months from May through August.

Known Trends and Competitive Conditions
2018 U.S. Beer Industry Overview
The beer industry in the United States is highly competitive, and the two largest brewers, ABI and MCBC together represented the majority of the market in 2018. However, we estimate the two largest brewers lost share in 2018 due to volume growth in the import and flavored malt beverage categories as consumer preferences continue to shift within the industry to above premium priced beers. We believe growing or even maintaining our market share will require stabilizing our core brands and increasing our presence in the fast growing areas of the industry.
Competition from outside of the beer category continues to be a challenge for the beer industry. The following table summarizes the estimated percentage market share by volume of beer (including flavored malt beverages) and other alcohol beverages, including wine and spirits, as a component of the overall U.S. alcohol market over the last five years. We anticipate that 2018 data, when available, will reflect a continuation of the recent consumer trends. Note that percentages reflect estimates based on market data currently available.

	2017	2016	2015	2014	2013
Beer	50%	51%	51%	51%	52%
Other alcohol beverages	50%	49%	49%	49%	48%
Our Competitive Position
Our portfolio of beers competes with numerous above premium, premium, and economy brands. These competing brands are produced by international, national, regional and local brewers. We compete most directly with ABI brands, but also compete with imported and craft beer brands, as well as flavored malt beverages. The following table summarizes the estimated percentage share of the U.S. beer market represented by Molson Coors, ABI and all other brewers over the last five years. Note that current year percentages reflect estimates based on market data currently available.

	2018	2017	2016	2015	2014
MCBC's share	24%	25%	25%	26%	27%
ABI's share	42%	43%	44%	45%	46%
Others' share	34%	32%	31%	29%	27%
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
Governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. In 2018, excise taxes on malt beverages were approximately $15 per hectoliter sold on a reported basis which includes the impact of the Craft Beverage Modernization and Tax Reform Act which took effect on January 1, 2018, for all qualified large domestic brewers and importers effective for 2018 and 2019, and resulted in reduced excise taxes for MCBC in the U.S. by $2 per barrel on the first six million barrels, which equated to $1.70 per hectoliter on this portion of volume. We transfer a portion of our share of these savings to distributors consistent with the revenue splitting approach of our U.S. segment’s economic model. State excise taxes are levied in specific states at varying rates.
Refer to Part I—Item 1A, Risk Factors for risks associated with the regulatory environment in the U.S.

Canada Segment

•	Headquarters: Toronto, Ontario

•	Approximately 2,600 employees

•	Canada's second largest brewer by volume and North America's oldest beer company, selling approximately 32% of the total 2018 Canada beer market

•	Currently operating five primary breweries and four craft breweries
We brew, market, sell and distribute a wide variety of beer brands nationally. Our portfolio has leading brands in all major product and price segments. In 2018, Coors Light had an approximate 10% market share and was the second largest selling beer brand in Canada, and Molson Canadian had an approximate 5% market share and was the fourth largest selling beer in Canada. As a result of the Acquisition, the Miller brands returned to our Canada business.
The Canada segment also includes our partnership arrangements related to the distribution of beer in Ontario, Brewers' Retail Inc. ("BRI"), and in the Western provinces, Brewers' Distributor Ltd. ("BDL"). BRI and BDL are accounted for under the equity method of accounting. The majority of ownership in BRI resides with MCC, Labatt Breweries of Canada LP (a subsidiary of ABI) and Sleeman Breweries Ltd. (a subsidiary of Sapporo International). BDL is jointly owned by MCC and ABI.
In line with our strategic initiatives to expand our craft portfolio, the Canada segment acquired two craft breweries in Quebec, Le Trou du Diable and Brasseurs de Montréal, Inc. in 2017 and in 2016, respectively. There were no additional acquisitions during 2018. However, on October 4, 2018, a wholly-owned subsidiary within our Canadian business completed the formation of an independent Canadian joint venture, Truss LP ("Truss"), with HEXO Corp. ("HEXO") to pursue opportunities to develop, produce and market non-alcoholic, cannabis-infused beverages once legal in Canada. Truss is structured as a standalone start-up company with its own board of directors and an independent management team and we maintain a 57.5% controlling interest in the joint venture.
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
Channels
In Canada, the on-premise channel includes sales in bars and restaurants. In Ontario and Western Canada, we use jointly-owned distribution systems to deliver beer to on-premise customers along with products from Labatt Breweries of Canada LP and Sleeman Breweries Ltd. In Quebec and Eastern Canada, we primarily deliver directly. The on-premise channel, and relationships with customers, are highly regulated and the regulations differ significantly across different provincial jurisdictions.
The off-premise channel includes sales to convenience stores, grocery stores, liquor stores and other specialty retail outlets, including "The Beer Store" in Ontario, which is the world's largest beer retailer and is co-owned by Ontario's three largest brewers. The off-premise channel is highly regulated and differs significantly across different provincial jurisdictions.
The following table reflects the industry channel trends over the last five years in Canada.

	Industry channel trend
	2018	2017	2016	2015	2014
On-premise	16%	17%	17%	17%	17%
Off-premise	84%	83%	83%	83%	83%
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
Other Provinces
Our products are distributed in the provinces of Manitoba and Saskatchewan through local liquor boards. Manitoba and Saskatchewan also have licensed private retailers. BDL manages the distribution of our products in Manitoba and Saskatchewan. In the Maritime Provinces (other than Newfoundland), local liquor boards distribute and sell our products. In Newfoundland, our products are sold through independent distributors. In Yukon, Northwest Territories and Nunavut, government liquor commissioners manage the distribution and sale of our products.
Manufacturing, Production and Packaging
Brewing Raw Materials
We use high quality ingredients to brew our products. We also use hedging instruments to mitigate the risk of volatility in certain commodities and foreign exchange markets.
We source barley malt from one primary provider, from which we have a committed supply through 2022. Hops are purchased from a variety of global suppliers in the U.S. and Europe through contracts that vary in length based on market conditions and cover our supply requirements through 2021. Other starch brewing adjuncts are sourced from two main suppliers, both in North America, through 2022. Water used in the brewing process is from local sources in the communities where our breweries operate. We do not currently anticipate future difficulties in accessing water or agricultural products used in our brewing process in the near term.

Packaging Materials
The following summarizes the percentage of our Canada segment's packaging materials by type for the year ended December 31, 2018.

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
Crowns are currently sourced from one major supplier with a contract through June 2019, which we are currently in the process of extending. Paperboard and labels are currently sourced from one supplier each with contracts through December 2020 and December 2021, respectively. Corrugate is purchased from a small number of sources with contracts through December 2020 and March 2021 and we are in the process of extending two additional contracts which expired in 2018, however, supply has continued without issue while these are being negotiated. We do not currently anticipate future difficulties in accessing any of our required packaging materials in the near term.
Contract Manufacturing
We have an agreement with North American Breweries, Inc. ("NAB") to brew and package certain Labatt brands for export to the U.S. market. We also have an agreement with Asahi to brew and package Asahi Super Dry and Asahi Select for export to the U.S. market.
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

Known Trends and Competitive Conditions
2018 Canada Beer Industry Overview
The Canadian brewing industry is a mature market and ABI and MCBC are the two largest brewers. It is characterized by aggressive competition for volume and market share from regional brewers, microbrewers and certain foreign brewers, as well as our main domestic competitor. These competitive pressures require significant annual investment in marketing and selling activities. In 2018, the Ontario and Québec markets accounted for approximately 61% of the total beer market in Canada.
There are three major beer price segments: above premium, which includes craft and most imports; premium, which includes the majority of domestic brands and the light sub-segment; and value (below premium). Since 2001, the premium beer segment in Canada has gradually lost volume to the above premium and value segments.
The beer industry has declined in five of the last six years. Aging population and strong competition from other alcohol beverages have been the main contributors to the declining state of the beer industry.
The following table summarizes the estimated percentage market share by volume of beer (including adjacencies, such as cider) and other alcohol beverages, including wine and spirits, as a component of the overall Canadian alcohol market over the last five years, for which data is currently available. We anticipate that 2018 data, when available, will reflect a continuation of the recent consumer trends. Note that percentages reflect estimates based on market data currently available.

	2017	2016	2015	2014	2013
Beer	47%	47%	48%	48%	48%
Other alcohol beverages	53%	53%	52%	52%	52%
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

	2018	2017	2016	2015	2014
MCBC's share(1)	32%	33%	33%	34%	37%
ABI's share(1)	42%	42%	43%	43%	43%
Others' share	26%	25%	24%	23%	21%

(1)
The decrease in MCBC's share in 2015 was largely driven by the loss of the contract with Miller Brewing Company ("Miller"), under which we had exclusive rights to distribute certain Miller brands in Canada and was terminated effective March 2015. As a result of the Acquisition, beginning October 11, 2016, these Miller brands returned to our Canada business.

Regulation
In Canada, provincial governments regulate the production, marketing, distribution, selling and pricing of beer (including the establishment of minimum prices), and impose commodity taxes and license fees in relation to the production, distribution and sale of beer. In addition, the federal government regulates the advertising, labeling, quality control, and international trade of beer, and also imposes commodity taxes on both domestically produced and imported beer. In 2018, our Canada segment excise taxes were approximately $54 per hectoliter sold on a reported basis. Further, certain bilateral and multilateral treaties entered into by the federal government, provincial governments and certain foreign governments, especially with the United States, affect the Canadian beer industry.

Europe Segment

•	Headquarters: Prague, Czech Republic

•	Approximately 6,600 employees

•	Europe's second largest brewer by volume, on a combined basis, within the European countries in which we operate, with an approximate aggregate 20% market share (excluding factored products) in 2018

•	Currently operating twelve primary breweries, five craft breweries and one cidery
The majority of our European segment sales are in the U.K., Croatia, Czech Republic and Romania. Our portfolio includes beers that have the largest share in their respective countries, such as Carling in the U.K., Ozujsko in Croatia, Jelen in Serbia and Niksicko in Montenegro. We have beers that rank in the top three in market share in their respective segments throughout the region, such as Bergenbier in Romania, Kamenitza in Bulgaria and Borsodi in Hungary. Additionally, as a result of the Acquisition, we began selling Miller Genuine Draft in various European countries. Our Europe segment includes our consolidated joint venture arrangements for the production and distribution of Grolsch and Cobra brands in the U.K. and the Republic of Ireland and factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us).
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
Sales and Distribution
In Europe, beer is generally distributed through either a two-tier system consisting of manufacturers and retailers, or a three-tier system consisting of manufacturers, distributors and retailers. Distribution activities for both the on-premise and off-premise channels are conducted primarily by third-party logistics providers. Most of our beer in the U.K. is sold directly to retailers. We have an agreement with Tradeteam Ltd. ("Tradeteam", a subsidiary of DHL) to provide the distribution of our products throughout the U.K. through 2023. We utilize several hundred third-party logistics providers across our Central European operations. We also conduct a small amount of secondary distribution in Czech Republic utilizing our own fleet of vehicles. It is also common in the U.K. for brewers to distribute beer, wine, spirits, and other products owned and produced by other companies, which we refer to as factored brands, to the on-premise channel (bars and restaurants). Approximately 18% of our Europe segment net sales in 2018 represented factored brands. In addition, we have an agreement with Heineken through December 2019, whereby they sell, market and distribute Coors Light in the Republic of Ireland.
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
The off-premise channel includes sales to supermarkets, convenience stores, liquor stores, distributors, and wholesalers. Over the last few years, the off-premise channel has become increasingly concentrated among a small number of super-store chains.
Generally, over the years, industry volumes in Europe have shifted from the higher margin on-premise channel, where products are consumed in pubs and restaurants, to the lower margin off-premise channel, also referred to as the "take-home" market. In 2018, approximately 40% of sales were on-premise and 60% were off-premise. Consistent with prior years, the on-premise channel has continued to experience declines from shifting consumer preference to off-premise partially due to smoking bans in many countries.
Manufacturing, Production and Packaging
Brewing Raw Materials
We use high quality ingredients to brew our products. During 2018, our malt requirements were sourced from third-party suppliers. We have multiple agreements with various suppliers that cover almost all of our total required malt, with terms ending in 2020 through 2026. Hops are purchased under various contracts with suppliers in Germany, the U.S. and the U.K., which cover our requirements through 2019. Adjuncts are purchased under various contracts with local producers, which are typically crop year contracts commencing in October of each year. Water used in the brewing process is sourced from various wells and through water rights and supply contracts. We do not currently anticipate future difficulties in accessing required water or agricultural products used in our brewing process in the near term.
Packaging Materials
The following summarizes the percentage of our Europe segment's packaging materials by type for the year ended December 31, 2018.

Bottles:

•	A significant majority of returnable bottles are sourced under various agreements with third-party suppliers.

Kegs:

•
A limited number of kegs are purchased each year from various suppliers, and we have no long-term supply commitment. We are currently in the process of signing new agreements which would cover all of our requirements for kegs in 2019.

Cans:

•	We have long-term agreements with various suppliers that cover all of our required supply of cans, with terms ending in 2019 through 2023.

Recyclable plastic containers:

•
We have multiple agreements with various manufacturers in the region, covering 100% of our requirements which expire in 2019. We do not currently anticipate any issues in renegotiating and extending contracts or in otherwise being able to access recyclable plastic containers.

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
Known Trends and Competitive Conditions
2018 Europe Beer Industry Overview
Based on current data, we estimate that the Europe beer market increased in 2018 compared to 2017, driven by increased beer consumption versus last year in some of the largest regions in which we operate. Since 2010, the off-premise market share has increased in our European markets from 55% to over 60% of total volume, and the on-premise market share has declined from 45% to below 40%. Europe beer industry retail shipments have fluctuated by approximately 1% to 2% annually over the last five years. These market fluctuations are consistent with the fluctuations within the overall alcohol market in each of the respective years.
Our beers compete not only with similar products from competitors, but also with other alcohol beverages, including wines and spirits. The following table summarizes the estimated percentage market share by volume of beer and other alcohol beverages, including wine and spirits, as a component of the overall European alcohol market, within the countries in which we have production facilities, over the last five years, for which data is currently available. We anticipate that 2018 data, when available, will reflect a continuation of the recent consumer trends. Note that percentages reflect estimates based on market data currently available.

	2017	2016	2015	2014	2013
Beer	28%	28%	28%	28%	29%
Other alcohol beverages	72%	72%	72%	72%	71%
Our Competitive Position
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

	2018	2017	2016	2015	2014
MCBC's share	20%	20%	20%	20%	20%
Primary competitors' share	57%	56%	57%	57%	59%
Others' share	23%	24%	23%	23%	21%
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

The U.K. is expected to leave the European Union on March 29, 2019. However, the proposed withdrawal agreement was rejected by the U.K. Parliament on November 14, 2018 and January 15, 2019. As a result, the terms of the withdrawal remain unknown, which subjects our Europe segment to regulatory and market uncertainty in the U.K. and in the rest of Europe. See Part I—Item 1A Risk Factors under "Risks Specific to the Europe Segment" for further discussion of the risks specific to the U.K.'s proposed exit from the EU.

Each country's government levies excise taxes on all alcohol beverages. With the exception of Serbia, Montenegro and Bosnia, all countries' laws on excise taxes are consistent with the directives of the EU. With the exception of Serbia, where a flat excise per hectoliter is used, all European countries use similar measurements based on either alcohol by volume or Plato degrees. The EU Excise Directives are currently under review which may result in all jurisdictions being required to account by reference to alcohol by volume. In 2018, the excise taxes for our Europe segment were approximately $46 per hectoliter on a reported basis. Refer to Part I—Item 1A, Risk Factors for risks associated with the regulatory environment in Europe.
International Segment

•	Headquarters: Denver, Colorado

•	Approximately 450 employees

•	International beer markets, including emerging markets in Latin America, Asia Pacific and Africa

•	Currently operating under export models and license agreements, as well as owned breweries, which brew and package brands sold in India
The objective of our International segment is to grow and expand our business and brand portfolio in new and existing markets, while being a meaningful contributor to overall MCBC growth. Our strategy is centered on our focus markets and focus brands. Our focus brands are Coors Light, Miller Lite and Miller Genuine Draft, which are aligned with global priority brands and account for the majority of our volumes. The International segment's portfolio of beers competes within the above premium category in most of our markets. Our principal competitors include large global brewers, as well as local brewers. As our International segment's objective is to grow and expand our business, we are developing scale and building market share in the countries where we operate. Many of the markets in which we operate are considered emerging beer markets, with other brewers controlling the majority of the market share. Our beers compete not only with similar products from competitors, but also with other alcohol beverages, including wines, spirits, and ciders, and thus our competitive position is affected by consumer preferences between and among these other categories.
As part of the acquisition of the Miller International Business, which we acquired in the fourth quarter of 2016, we entered into various Transitional Service Agreements (“TSAs”) with local SABMiller and now ABI owned entities for services including the selling, distribution and production of Miller brands. We have successfully created a presence and commercial routes to market related to the Miller brands, but continue to leverage production TSAs, which are set to expire in October 2019, in certain markets. We are in the process of establishing alternative production for the Miller brands and do not currently anticipate any material disruption in the supply of our products after the currently-scheduled expiration of the production TSAs.
Latin America
In Latin America, we use a combination of export models and license agreements to sell Blue Moon, Coors Light, Miller Genuine Draft, Miller High Life, Miller Lite and other brands. In our export model markets, we import beer from the U.S. and sell it through agreements with independent distributors. Our export markets include countries such as Dominican Republic, Paraguay and Puerto Rico. In license markets, such as Argentina, Colombia and Mexico, we have established exclusive licensing agreements with brewers and distributors for the manufacturing and distribution of our products. In Honduras, Panama and Chile we rely on a combination of export and license agreements.
Asia Pacific
Our operations in the Asia Pacific region include markets such as Australia, India, Japan and South Korea. Our business in India consists primarily of operations in the states of Haryana, Punjab and Uttar Pradesh. Our consolidated India business produces, markets and sells a beer portfolio consisting of Thunderbolt, Miller Ace, Miller High Life and Carling Strong. We own three breweries in India (one of which is currently not operational as a result of the State of Bihar, India’s enactment of total alcohol prohibition in 2016), where we use high quality ingredients to brew our products, which are sourced through various contracts with local suppliers. We do not currently anticipate any significant disruption in the supply of these raw materials or brewing inputs in the near term.
Our Japan business imports our brands and sells through independent wholesalers. Our focus is on the marketing and selling of the Blue Moon, Coors Light and Zima brands. During the fourth quarter of 2018, we entered into an exclusive distribution agreement with Boon Rawd Trading International Co. Ltd, best known for its flagship brand, Singha. Under this agreement, we will be the exclusive importer, distributor, marketer and seller of Singha in Japan beginning January 2019. In Australia, we license our brands to a local partner that distributes locally produced and imported products including Blue Moon, Coors, Miller Genuine Draft, Miller Chill and other products for us. In South Korea, our brands include Blue Moon, Coors Light, Miller Genuine Draft, Miller Lite and Staropramen and are imported and sold through an independent distributor. During the first half of 2018, we decided to formally exit our business in China and we have subsequently completed the substantial liquidation of the corresponding entity.
Africa
We sell Miller Genuine Draft in South Africa and Zambia. Miller Genuine Draft is produced in South Africa and sold through a local license agreement.
Corporate
Corporate is not a reportable segment and primarily includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, information technology, finance, internal audit, insurance, ethics and compliance, risk management, global growth, supply chain and commercial initiatives, as well as acquisition, integration and financing costs associated with the Acquisition. Additionally, Corporate includes the results of our water resources and energy operations in Colorado as well as the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides.

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
Sustainability
We believe in producing a beer we can be proud of, from barley to bottle. Our Beer Print is MCBC's approach to sustainability and the right way to grow our business. Our Beer Print is integral to how we will build long-term value for society and our shareholders, while leaving a positive imprint on our communities, on our environment and on our business.
We have a long legacy of leaving a positive imprint on the environment and our community. MCBC has been recognized on the Dow Jones Sustainability North America Index for eight consecutive years for our sustainability performance.

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

In 2017, we launched Our Beer Print 2025 agenda, Raising the Bar on Beer, a new sustainability strategy for Molson Coors and a set of ambitious goals to take us to 2025. We focused our efforts where we can have the most positive impact on our business and society. We established goals across three pillars - Responsibly Refreshing, Sustainable Brewing and Collectively Crafted - that aim to address the shifting expectations of our consumers and stakeholders, while we continue to drive our operations to be even more resource efficient and resilient. More information about Our Beer Print 2025 agenda can be found on our sustainability website, www.OurBeerPrint.com, which includes:

•	Our Beer Print Report 2018, which presents our 2025 strategy and highlights of our work across our three pillars; and

•	ESG (Environment, Social and Governance) Report 2018, which offers greater detail on Molson Coors sustainability performance.
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
Employees
As of the end of 2018, we employed approximately 17,750 employees within our business globally. Specifically, we employed approximately 7,300 within our U.S. segment, 6,600 within our Europe segment, 2,600 within our Canada segment, 450 within our International segment, 300 within our Corporate headquarters in Colorado and 500 within our Global Business Services center.
Available Information
We file with, or furnish to, the SEC reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act. These

reports are available free of charge via EDGAR through the SEC website (www.sec.gov) and are also available free of charge on our corporate website (www.molsoncoors.com) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The foregoing website addresses are provided as inactive textual references only. The information provided on our website (or any other website referred to in this report) is not part of this report and is not incorporated by reference as part of this report.
Executive Officers
The following table sets forth certain information regarding our executive officers as of February 12, 2019:

Name	Age	Position
Mark R. Hunter	56	President and Chief Executive Officer
Tracey I. Joubert	52	Chief Financial Officer
Gavin D.K. Hattersley	56	President and Chief Executive Officer, MillerCoors LLC
Sergey Yeskov	42	President and Chief Executive Officer, Molson Coors International
Simon Cox	51	President and Chief Executive Officer, Molson Coors Europe
Frederic Landtmeters	45	President and Chief Executive Officer, Molson Coors Canada
E. Lee Reichert	52	Chief Legal and Corporate Affairs Officer and Secretary
Celso L. White	57	Chief Supply Chain Officer
Michelle S. Nettles	47	Chief People and Diversity Officer
Krishnan Anand	61	Chief Growth Officer
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
Risks Specific to Our Company
The global beer industry is constantly evolving, and our position within the global beer industry and our markets in which we operate may fundamentally change. If we do not successfully transform along with the evolving industry and market dynamics, then the result could have a material adverse effect on our business and financial results.  The brewing industry has significantly evolved over the years becoming an increasingly global beer market. For many years, the industry operated primarily on local presence with modest international expansion achieved through export, license and partnership arrangements, whereas it has now become increasingly complex as the global consolidation of brewers has resulted in fewer major market participants. At the same time, smaller local brewers within certain geographies are seeing accelerated growth as consumers increasingly place value on locally-produced and/or regionally-sourced products. As a result of the increased global consolidation of brewers and the dynamic of an expanding new segment within the industry with new market entrants, the markets in which we operate, particularly the more mature markets, may evolve at a disadvantage to our current market position and local governments may intervene, which may fundamentally accelerate transformational changes to such markets. For example, U.S. and Canada beer markets have long consisted of a select number of significant market participants with government-regulated routes to market. However, evolution in these and others of our beer markets together with emerging changes to consumer preferences have introduced a significant expansion of market entrants and resulted in increased consumer choice and market competition, as well as increased government scrutiny. Specifically, in the U.S., Canada and Europe, we have experienced vast expansion in the craft beer industry along with the expansion of cider and flavored malt beverages. If our competitors are able to respond more quickly to the evolving trends within the craft beer, cider and flavored malt beverages categories, or if our new products are not successful, our business and financial results may be adversely impacted. In Canada, changes to interprovincial trade rules, regulations, distribution models, and packaging requirements, such as government-owned retail outlets and industry standard returnable bottles, may be disadvantageous to us. Currently, in Ontario and other provinces, provincial governments are reviewing and/or changing this historical foundation as a result of this market evolution and increased demand by some for government intervention to enhance competition and choice. If we are unsuccessful in evolving with, and navigating through, the changes to the markets in which we operate, there could be a material adverse effect on our business and financial results. See risk factors below under “Risks Specific to the Canadian Segment” for additional risks specific to competition in the Canadian beer market.

Competition in our markets could require us to reduce prices or increase capital and other expenditures or cause us to lose sales volume, any of which could have a material adverse effect on our business and financial results.    In many of our markets, our primary competitors have greater financial, marketing, production and distribution resources than we do, and may be more diverse in terms of their geographies and brand portfolios. In all of the markets in which we operate, aggressive marketing strategies, such as reduced pricing, brand positioning, and increased capital or other investments by these competitors could have a material adverse effect on our business and financial results. In addition, continuing consolidation among major global brewers and between brewers and other beverage companies may lead to stronger or new competitors, loss of partner brands, negative impacts on our distributor networks and pressures from marketing and pricing tactics by competitors. Further, consolidation of distributors in our industry could reduce our ability to promote our brands in the market in a manner that enhances rather than diminishes their value, as well as reduce our ability to manage our pricing effectively. Additionally, due to competition with brewers and other beverage companies, an increase in the purchasing power of our large competitors may cause further pricing pressures which could prevent us from increasing prices to recover higher costs necessary to compete. Such pressures could have a material adverse impact on our business and our financial results and market share. Failure to generate significant cost savings and margin improvement through our ongoing initiatives could adversely affect our profitability. Increased pressures for reduced pricing or difficulties in increasing prices while remaining competitive within our markets, as well as the need for increased capital investment, marketing and other expenditures could result in lower margins or loss of market share and volumes. Moreover, most of our major markets are mature, so growth opportunities may be more limited to us than to our competitors. For example, sales in the U.S. and Canada accounted for approximately 80% of our total 2018 sales.

Our success as an enterprise depends largely on the success of relatively few products in several mature markets specific to the beer industry; if consumer preferences shift away from our products or consumption of our products decline, our business and financial results could be materially adversely affected.    Our Coors Light and Miller Lite brands in the U.S., Coors Light, Molson Canadian, Coors Banquet and Carling brands in Canada, and Carling, Staropramen, Jelen, Bergenbier and Coors Light brands in Europe represented approximately half of each respective segment's sales volumes in 2018. Additionally, several of our brands represent a significant share of their respective market, therefore volatility in these markets could disproportionately impact the performance of these brands. Consequently, any material shift in consumer preferences away from these brands, or from the categories in which they compete, could have a material adverse effect on our business and financial results. Consumer preferences and tastes may shift away from our brands or beer generally due to, among others, changing taste preferences, demographics, downturn in economic conditions or perceived value, as well as changes in consumers' perception of our brands due to negative publicity, regulatory actions or litigation. Recently, there has been more attention focused on health concerns and the harmful effects of alcoholic beverages which could result in a change in the social acceptability of beer and other alcoholic beverages which could materially impact the consumption of beer and our sales. Additionally, in some of our major markets, specifically Canada, the U.S. and Europe, there has been a shift in consumer preferences within the total beer market away from premium brands to "craft beer" produced by smaller, regional microbreweries, as well as a shift within the total alcohol beverage market from beer to wine and spirits. Moreover, several of our major markets are mature and we have a significant share in such markets, therefore, small movements in consumer preference, such as consumer shifts away from premium light brands, can disproportionately impact our results. Although the ultimate impact is currently unknown, the emergence of legal cannabis in certain U.S. states and Canada may result in a shift of discretionary income away from our products or a change in consumer preferences away from beer. As a result, a shift in consumer preferences away from our products or beer or a decline in the consumption of our products could result in a material adverse effect on our business and financial results.

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

Weak, or weakening of, economic or other negative conditions in the markets in which we do business could have a material adverse effect on our business and financial results. Beer consumption in many of our markets is closely tied to general economic conditions and a significant portion of our portfolio consists of premium and above premium brands. Difficult macroeconomic conditions in our markets, such as decreases in per capita income and level of disposable income driven by increases to inflation, income taxes, the cost of living, unemployment levels, political or economic instability or other country-specific factors could have an adverse effect on the demand for our products. For example, a trend towards value brands in certain of our markets or deterioration of the current economic conditions could result in a material adverse effect on our business and financial results. A significant portion of our consolidated net sales revenues are concentrated in the U.S. Therefore, unfavorable macroeconomic conditions, such as a recession or slowed economic growth, in the U.S. could negatively affect consumer demand for our product in this important market. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our products to lower-priced products offered by other companies. Softer consumer demand for our products, particularly in the U.S., could reduce our profitability and could negatively affect our overall financial performance.

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

In addition, certain of our current and future debt and derivative financial instruments have or, in the future, could have interest rates that are tied to reference interest rates, such as the LIBOR. The volatility and availability of such reference rates are out of our control. Accordingly, changes to or the unavailability of such rates, could result in increases to the cost of debt which would negatively affect our profitability. For example, in 2017, the UK’s Financial Conduct Authority announced that after 2021 it would no longer persuade or compel panel banks to submit the rates required to calculate LIBOR, and it is unclear whether the banks currently reporting information used to set LIBOR will stop doing so after 2021. Should LIBOR no longer be available, the rates we pay under certain derivative financial instruments could increase, which would negatively affect our profitability, and the attractiveness of borrowings under our current credit facility or future debt issuances could diminish, thereby limiting our access to capital.

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

Our operations face significant exposure to changes in commodity prices, which could materially and adversely affect our business and financial results.    We use a large volume of agricultural and other raw materials, some of which are purchased through supply contracts with third parties, to produce our products, including barley, malted barley, hops, corn, other various starches, water and packaging materials, including aluminum cans and bottles, glass and polyethylene terephthalate containers, as well as, cardboard and other paper products. We also use a significant amount of diesel fuel, natural gas and electricity in our operations. The supply and price of these raw materials and commodities can be affected by a number of factors beyond our control, including market demand, alternative sources for suppliers, global geopolitical events (especially as to their impact on crude oil prices and the resulting impact on diesel fuel prices), trade agreements among producing and consuming nations, governmental regulations, including tariffs, frosts, droughts and other weather conditions, changes in precipitation patterns, the frequency of extreme weather events, economic factors affecting growth decisions, inflation, plant diseases, theft and industry surcharges and other practices. For example, in June 2018, U.S. tariffs on aluminum imports from Canada, Mexico and EU went into effect, which has created volatility in the price of aluminum in the U.S. and increased the price of aluminum used in some of our product packaging. To the extent any of the foregoing factors affect the availability or prices of ingredients or packaging or our hedging arrangements do not effectively or completely hedge changes in commodity price risks and we are not able to pass these increased costs along to customers, our business and financial results could be materially adversely impacted.

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

We may incur impairments of the carrying value of our goodwill and other intangible assets which could have a material adverse effect on our business and financial results. In connection with various business combinations, we have historically allocated material amounts of the related purchase prices to goodwill and other intangible assets that are considered to have indefinite useful lives. For example, as a result of the Acquisition, we allocated approximately $6.3 billion and $7.6 billion to goodwill and indefinite-lived intangible assets, respectively. These assets are tested for impairment at least annually, using estimates and assumptions affected by factors such as economic and industry conditions and changes in operating performance. Additionally, in conjunction with the brand impairment tests, we also reassess each brand's indefinite-life classification. Potential resulting charges from an impairment of goodwill or brand intangible, as well as reclassification of an indefinite-lived to a definite-lived brand intangible, could have a material adverse effect on our results of operations. For example, the results of our annual impairment testing completed as of October 1, 2016, indicated that the fair value of the Molson core brand indefinite-lived intangible asset was below its carrying value. As a result, we recorded an impairment charge of $495.2 million recorded within special items in our consolidated statements of operations during the fourth quarter of 2016. Additionally, during this review, we also reassessed the asset’s indefinite-life classification and determined that the Molson core brands have characteristics that have evolved which now indicate a definite-life is more appropriate. These brands were therefore reclassified as definite-lived intangible assets and are being amortized over useful lives ranging from 30 to 50 years.

Our most recent impairment analysis, conducted as of October 1, 2018, the first day of our fiscal fourth quarter, indicated that the fair value of the U.S., Europe and Canada reporting units were estimated at approximately 19%, 11% and 6% in excess of their carrying values, respectively. In the current year testing, it was determined that the fair value of each of the reporting units declined from the prior year, resulting in our Europe and Canada reporting units now being considered at risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including prolonged weakening of economic conditions, or significant unfavorable changes in tax, environmental or other regulations, including interpretations thereof), terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flow analyses. Although the fair values of our reporting units are in excess of their carrying values, the fair values are sensitive to the aforementioned potential unfavorable changes that could have an adverse impact on future analyses. Any future impairment of the U.S., Europe or Canada reporting units or brands, or reclassification of indefinite-lived brands to definite-lived, may result in material charges that could have a material adverse effect on our business and financial results. Additionally, if the on-going integration of the MillerCoors and Miller International Business is unsuccessful due to, for example, unexpected challenges or difficulties, or adverse economic, market or industry conditions, material impairment charges may be incurred in the future. The testing of our goodwill for impairment is predicated upon our determination of our reporting units. Any change to the conclusion of our reporting units or the aggregation of components within our reporting units could result in a different outcome to our annual impairment test. See Part II-Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates and Part II-Item 8 Financial Statements and Supplementary Data, Note 10, "Goodwill and Intangible Assets" of the Notes for additional information related to the results of our annual impairment testing.

Termination of one or more manufacturer/distribution agreements could have a material adverse effect on our business and financial results.    We manufacture and/or distribute products of other beverage companies through various joint venture, licensing, distribution, contract brewing or other similar arrangements, such as our agreement to import, market, distribute and sell Heineken in Canada and our arrangements to brew and distribute Beck's, Stella Artois, Lowenbrau and Spaten and to distribute Corona in Central Europe. Our inability to renew or the loss of one or more of these arrangements, as a result of industry consolidation or otherwise, could have a material adverse effect on our business and financial results. For example, in 2017, our International segment was adversely impacted by the loss of the Modelo brands in Japan.

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

In addition, as a global company, we are subject to foreign and U.S. laws and regulations designed to combat governmental corruption, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and prohibitions on our ability to offer our products and services in one or more countries, each of which could have a materially negative effect on our reputation, brands and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these foreign and U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, there can be no assurance that our employees, business partners or agents will not violate our policies.

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

Our consolidated financial statements are subject to fluctuations in foreign exchange rates, most significantly the Canadian dollar and the European operating currencies such as, Euro, British Pound, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu, Bulgarian Lev and Hungarian Forint. We hold assets and incur liabilities, earn revenues and pay expenses in different currencies, most significantly in Canada and throughout Europe. Because our financial statements are presented in USD, we must translate our assets, liabilities, income and expenses into USD. Increases and decreases in the value of the USD will affect, perhaps adversely, the value of these items in our financial statements, even if their local currency value has not changed. Additionally, we are exposed to currency transaction risks related to transactions denominated in currencies other than one of the functional currencies of our operating entities, such as the purchase of certain raw material inputs or capital expenditures, as well as sales transactions and debt issuances or other incurred obligations. Further, certain actions by the government of any of the jurisdictions in which we operate could adversely affect our results and financial position. To the extent that we fail to adequately manage these risks through our risk management policies intended to protect our exposure to currency movements, which may affect our operations, including if our hedging arrangements do not effectively or completely hedge changes in foreign currency rates, our results of operations may be materially and adversely affected. For example, as a result of the U.K. vote in 2016 to leave the European Union, the GBP experienced a significant decline in comparison to USD and EUR and may continue to be volatile. Any significant further weakening of the GBP to the USD will have an adverse impact on our European revenues as reported in USD due to the importance of U.K. sales. Additionally, the strengthening of the USD against the Canadian dollar, European currencies and various other global currencies would adversely impact our USD reported results due to the impact on foreign currency translation.

Changes in tax, environmental, trade or other regulations or failure to comply with existing licensing, trade and other regulations could cause volatility or have a material adverse effect on our business and financial results.    Our business is highly regulated by national, state, provincial and local laws and regulations in various jurisdictions regarding such matters as tariffs, licensing requirements, trade and pricing practices, labeling, advertising, promotion and marketing practices, relationships with distributors, environmental matters, ingredient regulations, and other matters. These laws and regulations are subject to frequent re-evaluation, varying interpretations and political debate and inquiries from government regulators charged with their enforcement, which could have a material adverse effect on our business and financial results. For example, on December 22, 2017, H.R. 1, also known as the Tax Cuts and Jobs Act (the “2017 Tax Act”), was enacted in the U.S. This enactment resulted in a number of significant changes to U.S. federal income tax law for U.S. corporations. Most notably, the statutory federal corporate income tax rate was changed from 35% to 21% for corporations and, as a result, we recorded an estimated net tax benefit of approximately $567 million in our consolidated statements of operations during the fourth quarter of 2017 driven by the effects of the 2017 Tax Act on our deferred tax positions as of December 31, 2017. We continue to monitor the 2017 Tax Act, including proposed regulations which may change upon finalization, as well as yet to be issued regulations and interpretations. If the forthcoming regulations and interpretations change relative to our current understanding and initial assessment of the impacts of the 2017 Tax Act, the resulting impacts could have a material adverse impact on our tax rate and cash tax expectations. Separately, in December 2018, the U.S. Department of Treasury issued a regulation that impacts our ability to claim a refund of certain federal duties, taxes, and fees paid for beer sold between the U.S. and certain other countries effective in February 2019, and, as a result, future claims will no longer be accepted, and further, we may be unable to collect approximately $38 million in historically claimed, but not yet received, refunds, which would negatively impact our revenue. Additionally, modifications of U.S. laws and policies governing foreign trade and investment (including trade agreements and tariffs, such as the North American Free Trade Agreement or aluminum tariffs) could adversely affect our supply chain, business and results of operations. For example, in June, U.S. 2018 tariffs on aluminum imports from Canada, Mexico and EU went into effect, which has created volatility in the price of aluminum in the U.S. and increased the price of aluminum used in some of our product packaging. Continued imposition of U.S. aluminum tariffs, the implementation of additional tariffs and retaliatory tariffs from trade partners or related uncertainties could further increase the cost of certain of our imported materials, thereby adversely affecting our profitability. Failure to comply with existing laws and regulations or changes in these laws, regulations, or interpretations thereof, or in tax, environmental, excise tax levels imposed or any other laws or regulations could result in the loss, revocation or suspension of our licenses, permits or approvals and could have a material adverse effect on our business, financial condition and results of operations. Additionally, uncertainties exist with respect to the interpretation of, and potential future developments in, complex domestic and international tax laws and regulations, the amount and timing of future taxable income and the interaction of such laws and regulations among jurisdictions. Given the wide range of international business relationships and the long-term nature and complexity of existing contractual agreements, differences arising between the actual results and assumptions made, or future changes to such assumptions, could necessitate future adjustments to tax income and expense already recorded.

Climate change, weather and water availability may negatively affect our business and financial results.    There is concern that a gradual increase in global average temperatures could cause significant changes in global weather patterns and an increase in the frequency and severity of natural disasters. Changing weather patterns and more volatile weather conditions could result in decreased agricultural productivity in certain regions which may impact quality, limit availability or increase the cost of key agricultural commodities, such as hops, barley and other cereal grains, which are important ingredients for our products. Furthermore, should weather patterns in our markets shift from warm or high temperatures to unseasonably cool or wet weather, consumption of our products may decline, which could have a material adverse effect on our business and results of operations. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain, distribution networks and routes to market, or impact demand for our products. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs and may require us to make additional investments in facilities and equipment. Clean water is a limited resource in many parts of the world and climate change may increase water scarcity and cause a deterioration of water quality in areas where we maintain brewing operations. The competition for water among domestic, agricultural and manufacturing users is increasing in some of our brewing communities. Even where water is widely available, water purification and waste treatment infrastructure limitations could increase costs or constrain our operations.

Concern over climate change may result in new or increased regional, federal and global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases, or to limit or impose additional costs on commercial water use due to local water scarcity concerns. In the event that such regulation is more stringent than current regulatory obligations or the measures that we are currently undertaking to monitor and improve our energy efficiency and water conservation, we may experience disruptions in, or increases in our costs of, operation and delivery and we may be required to make additional investments in facilities and equipment or relocate our facilities. In particular, increasing regulation of fuel emissions could increase the cost of energy, including fuel, required to operate our facilities or transport and distribute our products, thereby increasing the distribution and supply chain costs associated with our products. As a result, the effects of climate change or water scarcity could negatively affect our business and operations. In addition, any failure to achieve our goals with respect to reducing our impact on the environment or perception (whether or not valid) of our failure to act responsibly with respect to water use and the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning climate change or water scarcity could result in adverse publicity and could adversely affect our business, reputation, financial condition or results of operations. There is also increased focus, including by governmental and non-governmental organizations, investors, customers and consumers on these and other environmental sustainability matters, including deforestation, land use, climate impact and water use. Our reputation could be damaged if we or others in our industry do not act, or are perceived not to act, responsibly with respect to our impact on the environment.

Loss or closure of a major brewery or other key facility, due to unforeseen or catastrophic events or otherwise, could have a material adverse effect on our business and financial results. Our business could be interrupted and our financial results could be materially adversely impacted by physical risks such as earthquakes, hurricanes, floods, terror attacks and other natural disasters or catastrophic events that damage or destroy one of our breweries or key facilities or the key facilities of our significant suppliers. Additionally, certain catastrophes are not covered by our general insurance policies, which could result in significant unrecoverable losses. Furthermore, our business and results of operations could be adversely impacted by under-investment in physical assets or production capacity, including contract brewing and effect on priority of our brands if production capacity is limited. Further, significant excess capacity at any of our breweries as a result of increased efficiencies in our supply chain process or continued volume declines, could result in under-utilization of our assets, which could lead to excess overhead expenses or additional costs incurred associated with the closure of one or more of our facilities. For example, as part of a strategic review of our supply chain network, certain breweries and bottling lines were closed in recent years, and we have and continue to incur brewery closure costs. We regularly review our supply chain network to ensure that our supply chain capacity is aligned with the needs of the business. Such reviews could potentially result in further closures and the related costs could be material.

Failure to successfully identify, complete or integrate attractive acquisitions and joint ventures into our existing operations could have an adverse effect on our business and financial results. We have made a number of acquisitions and entered into several strategic joint ventures. In order to compete in the consolidating global brewing industry, we anticipate that we may, from time to time, in the future acquire additional businesses or enter into additional joint ventures that we believe would provide a strategic fit with our business such as the Acquisition and our Canadian business' joint venture with HEXO. Potential risks associated with acquisitions and joint ventures could include, among other things: our ability to identify attractive acquisitions and joint ventures; our ability to offer potential acquisition targets and joint venture partners' competitive transaction terms; our ability to raise capital on reasonable terms to finance attractive acquisitions and joint ventures; our ability to realize the benefits or cost savings that we expect to realize as a result of the acquisition or joint venture; diversion of management's attention; our ability to successfully integrate our businesses with the business of the acquired company; motivating, recruiting and retaining key employees; conforming standards, controls, procedures and policies, business cultures and compensation structures among our company and the acquired company; consolidating and streamlining sales, marketing and corporate operations; potential exposure to unknown liabilities of acquired companies; potential exposure to unknown or future liabilities or costs that affect the markets in which acquired companies or joint ventures operate; reputational or other damage due to the conduct of a joint venture partner; loss of key employees and customers of the acquired business; and managing tax costs or inefficiencies associated with integrating our operations following completion of an acquisition or entry into a joint venture.

Poor investment performance of pension plan holdings and other factors impacting pension plan costs could unfavorably affect our business, liquidity and our financial results.    Our costs of providing defined benefit pension plans are dependent upon a number of factors, such as the rates of return on the plans' assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, exchange rate fluctuations, government regulation, court rulings or other changes in legal requirements, global equity prices, and our required and/or voluntary contributions to the plans. While we comply with the minimum funding requirements, we have certain qualified pension plans with obligations which exceed the value of the plans' assets. These funding requirements also may require contributions even when there is no reported deficit. Without sustained growth in the pension investments over time to increase the value of the plans' assets, and depending upon the other factors as listed above, we could be required to fund the plans with significant amounts of cash. Such cash funding obligations (or the timing of such contributions) could have a material adverse effect on our cash flows, credit rating, cost of borrowing, financial position and/or results of operations. For example, following the completion of the triennial review of the U.K. pension plan with the plan's trustees in 2014, we made a GBP 150 million contribution to our U.K. pension plan in January 2015, based on the underfunded status of the plan and the evaluation of the plan's performance and long-term obligations. In addition, we made pension plan contributions during 2017 of approximately $310 million, including $200 million of discretionary contributions to the U.S. pension plan.

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

Due to a high concentration of workers represented by unions or trade councils in Canada, Europe, and the U.S., we could be significantly affected by labor strikes, work stoppages or other employee-related issues.    As of December 31, 2018, approximately 50%, 35%, and 30% of our Canadian, European and U.S. workforces, respectively, are represented by trade unions or councils. Stringent labor laws in certain of our key markets expose us to a greater risk of loss should we experience labor disruptions in those markets. A prolonged labor strike, work stoppage or other employee-related issue, could have a material adverse effect on our business and financial results. For example, in the first quarter of 2017, our Toronto brewery unionized employees commenced a labor strike initiated from on-going negotiations of the collective bargaining agreement. This labor strike resulted in slower than expected production at the Toronto brewery in the first quarter of 2017. From time to time, our collective bargaining agreements come due for renegotiation, and, if we are unable to timely complete negotiations, affected employees may strike, which could have an adverse effect on our business and financial results.

Because of our reliance on third-party service providers and internal and outsourced systems for our information technology and certain other administrative functions, we could experience a disruption to our business.    We rely extensively on information services providers worldwide for our information technology functions including network, help desk, hardware and software configuration. Additionally, we rely on internal networks and information systems and other technology, including the internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing and collection of payments. We use information systems for certain human resource activities and to process our employee benefits, as well as to process financial information for internal and external reporting purposes and to comply with various reporting, legal and tax requirements. As information systems are critical to many of our operating activities, our business may be impacted by system shutdowns, service disruptions, obsolescence, or security breaches. Additionally, if one of our service providers were to fail and we were unable to find a suitable replacement in a timely manner, we could be unable to properly administer our outsourced functions.

A breach of our information systems could cause material financial or reputational harm. Our internal and outsourced systems may also be the target of cyber-attacks or other breaches to our security, which, if successful, could expose us to the loss of key business, employee, customer or vendor information and disruption of our operations. If our information systems suffer severe damage, disruption or shutdown, we could experience delays in reporting our financial results and we may lose revenue and profits as a result of our inability to timely prepare, distribute, invoice and collect payments from our customers. Misuse, leakage or falsification of information could result in a violation of data privacy laws and regulations, such as the European Union's General Data Protection Regulation, or damage our reputation and credibility. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information and may become subject to legal action and increased regulatory oversight or consumers may avoid our brands due to negative publicity. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems, which could have a material adverse effect on our business and financial results.

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

Changes in the social acceptability of alcohol, perceptions of our products and the political view of the alcohol beverage industry may harm our business. The alcoholic beverage industry is regularly the subject of anti-alcohol activist activity related to the health concerns from the misuse of alcohol and concerns regarding underage drinking and exposure to alcohol advertisements. In addition, in recent years, there has been an increase in public and political attention on health and well-being as it relates to the alcohol beverage and other industries. Negative publicity regarding beer and changes in consumer perceptions in relation to beer and other alcoholic beverages, could adversely affect the sale and consumption of our products which could, in turn, adversely affect our business and financial conditions. Additionally, the concerns around alcohol as well as health and well-being could result in unfavorable regulations or other legal requirements in certain of our markets, such as advertising, selling and other restrictions, increased taxes associated with our sales, or the establishment of minimum unit pricing. Any such regulations or requirements could change consumer and customer purchasing patterns, which could negatively impact our business, results of operations, cash flows or financial condition. In particular, advocates of prohibition and other severe restrictions on the marketing and sales of alcohol are becoming increasingly organized and coordinated on a global basis, seeking to impose laws or regulations or to bring actions against us, to curtail substantially the consumption of alcohol, including beer, in developed and developing markets. To the extent such views gain traction in regulations of jurisdictions in which we do or plan to do business, they could have a material adverse effect on our business and financial results. For example, in early 2016, the government of Bihar, India, the largest state in India in which our International segment operates, announced a complete prohibition on the sale and distribution of alcohol, which resulted in the impairment of assets totaling $30.8 million, recorded during the second quarter of 2016.

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

•	reliance on competitors, ABI, to provide production services as we continue to transition the business; and

•	failure to develop sustainable production sources prior to the expiration of ABI's production services.

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

We have identified a material weakness in our internal control over financial reporting which, if not remediated, could adversely affect our business, reputation and stock price. As part of preparing our 2018 consolidated financial statements, we identified errors in the accounting for income taxes related to the deferred tax liabilities for our partnership in MillerCoors. See Part II-Item 8 Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion.

As a result of these errors, management identified a material weakness in internal control over financial reporting as of December 31, 2018, related to designing and maintaining effective controls over the completeness and accuracy of the accounting for, and disclosure of, the income tax effects of acquired partnership interests. Specifically, we did not design appropriate controls to identify and reconcile deferred income taxes associated with the accounting for acquired partnership interests. This material weakness resulted in material errors in connection with our step acquisition of MillerCoors that were corrected through the restatement of the consolidated financial statements as of and for the years ended December 31, 2017, and December 31, 2016, as described in Part II-Item 8 Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" to the consolidated financial statements and the correction of the unaudited quarterly financial information for fiscal years 2018 and 2017. Additionally, this material weakness could result in misstatements to the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. As a result of the material weakness in internal control over financial reporting, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018, based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in “Internal Control-An Integrated Framework (2013).” We cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future related to income tax or other controls. If the steps we take do not correct the material weakness in a timely manner, we may be unable to conclude in the future that we maintain effective internal control over financial reporting. The occurrence of or failure to remediate this or future material weaknesses may adversely affect our reputation and business and the market price of our common stock.

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
Risks Specific to the Canada Segment
Our Canadian business faces numerous risks relating to its joint venture in the Canadian cannabis industry. On October 4, 2018, a wholly-owned subsidiary within our Canadian business completed the formation of an independent Canadian joint venture with HEXO, a Canadian entity listed on the Toronto Stock Exchange that serves the Canadian cannabis market. The joint venture, Truss LP, will pursue opportunities to develop non-alcoholic, cannabis-infused beverages for the Canadian market following legalization. The success and consumer acceptance of any products produced by the joint venture cannot be assured. Further, our Canadian subsidiary’s involvement in the Canadian cannabis industry may negatively impact: consumer, business partner, investor or public sentiment regarding our brands, Canadian beer business or our company. The emerging cannabis industry in Canada and in other jurisdictions is evolving rapidly and subjects us to a high degree of political, legal and regulatory uncertainty, including when and if regulations in Canada will ultimately be adopted that would allow the sale of the non-alcoholic beverages contemplated by the joint venture. The occurrence of any of the above risks could have a material adverse effect on our business.
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

If we are required to move away from the industry standard returnable bottle we use today, we may incur unexpected losses. Along with other brewers in Canada, we currently use an industry standard returnable bottle which represents approximately 29% of total volume sales (excluding imports) in Canada. Changes to the Industry Standard Bottle Agreement could impact our use of the industry standard returnable bottle. If we cease to use the industry standard returnable bottle, our current bottle inventory and a portion of our bottle packaging equipment could become obsolete and could result in a material write-off of these assets.

Indemnities provided to the purchaser of 83% of the Cervejarias Kaiser Brasil S.A. ("Kaiser") business in Brazil could result in future cash outflows and statement of operations charges.    In 2006, we sold our 83% ownership interest in Kaiser, which was held by our Canadian business, to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies and certain purchased tax credits. The ultimate resolution of these claims is not under our control. These indemnity obligations are recorded as liabilities on our consolidated balance sheets, however, we could incur future statement of operations charges as facts further develop resulting in changes to our estimates or changes in our assessment of probability of loss on these items as well as due to fluctuations in foreign exchange rates. Due to the uncertainty involved in the ultimate outcome and timing of these contingencies, significant adjustments to the carrying value of our indemnity liabilities and corresponding statement of operations charges/credits could result in the future. We historically presented the liabilities associated with these indemnity obligations within discontinued operations, however, these have been reclassified into other current and long-term liabilities.
Risks Specific to the Europe Segment
The vote in the U.K. to leave the European Union could adversely affect us. Approximately 11% of our consolidated net sales in 2018 came from the U.K., which is our largest market in Europe. In 2016, a majority of voters in the U.K. voted in favor of the U.K. leaving the European Union and the U.K. intends to withdraw from the European Union in March 2019. The withdrawal remains controversial in the U.K., and the terms of the withdrawal remain unknown. The U.K. vote to leave the European Union triggered a decline in the GBP in comparison to USD and EUR. Any significant weakening of the GBP to the USD will have an adverse impact on our European revenues as reported in USD due to the importance of U.K. sales. Furthermore, the withdrawal may result in disruption to and decline of the U.K. and European economies. Weakening of economic conditions or economic uncertainties tend to harm the beer business, and if such conditions emerge in the U.K. or in the rest of Europe, it may have a material adverse effect on our Europe segment. The withdrawal may also result in significant disruption in trade and the movement of goods, including prolonged transportation delays, which could negatively affect our ability to source raw materials and packaging for our products as well as our ability to import and export products. Because the terms of the exit are still unknown, we face regulatory and market uncertainty and may need to quickly adapt to regulatory changes and market volatility, including potential increased legal and regulatory complexities and potential higher costs of conducting business in the U.K. or Europe. Any of these effects, among others, could adversely affect our European business, results of operations, and financial condition.

Economic trends and intense competition in European markets could unfavorably affect our profitability. Our European businesses have been, and, in the future may be, adversely affected by conditions in the global financial markets and general economic and political conditions, as well as a weakening of their respective currencies versus the U.S. dollar. Additionally, we face intense competition in certain of our European markets, particularly with respect to pricing, which could lead to reduced sales or profitability. In particular, the on-going focus by large competitors in Europe to drive increased market share through aggressive pricing strategies could adversely affect our sales and results of operations. In addition, in recent years, beer volume sales in Europe have been shifting from pubs and restaurants (on-premise) to retail stores (off-premise) for the industry in general. Sales to off-premise customers tend to be lower than margins on sales to on-premise customers, and, as a result, continuation or acceleration of this trend would further adversely affect our profitability.

Risks Specific to the International Segment
An inability to expand our operations in emerging markets could adversely affect our growth prospects. The continued expansion of our International segment in emerging markets depends on our ability to react to social, economic, and political conditions in those markets; to create effective product distribution networks and consumer brand awareness in new markets; and, in many cases, to find appropriate local partners. Due to product price, local regulatory changes, local competition from competitors that are larger and have more resources than we do, and cultural differences, or absence of effective routes to market, there is no assurance that our products will be accepted in any particular emerging market. If we are unable to expand our businesses in emerging markets, our growth prospects could be adversely affected.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
As of February 12, 2019, our major facilities were owned (unless otherwise indicated) and are as follows:

Facility	Location	Character
U.S. Segment
Administrative offices	Chicago, Illinois(1)	U.S. segment headquarters
	Golden, Colorado	U.S. segment administrative office
	Milwaukee, Wisconsin	U.S. segment administrative office
Brewery/packaging plants	Albany, Georgia(2)	Brewing and packaging
	Elkton, Virginia(2)	Brewing and packaging
	Fort Worth, Texas	Brewing and packaging
	Golden, Colorado(2)	Brewing and packaging
	Irwindale, California	Brewing and packaging
	Milwaukee, Wisconsin(2)	Brewing and packaging
	Trenton, Ohio(2)	Brewing and packaging
Beer distributorship	Denver, Colorado	Distribution
Container operations	Wheat Ridge, Colorado(3)	Bottling manufacturing facility
	Golden, Colorado(3)	Can and end manufacturing facilities
Malting operations	Golden, Colorado	Malting
Canada Segment
Administrative offices	Montréal, Québec	Corporate headquarters
	Toronto, Ontario	Canada segment headquarters
Brewery/packaging plants	Montréal, Québec(4)	Brewing and packaging
	Toronto, Ontario(4)	Brewing and packaging
	Vancouver, British Columbia(5)	Brewing and packaging
Europe Segment
Administrative offices	Prague, Czech Republic	Europe segment headquarters
Brewery/packaging plants	Apatin, Serbia(6)	Brewing and packaging
	Bőcs, Hungary	Brewing and packaging
	Burton-on-Trent, U.K.(6)	Brewing and packaging
	Haskovo, Bulgaria	Brewing and packaging
	Niksic, Montenegro	Brewing and packaging
	Ostrava, Czech Republic	Brewing and packaging
	Ploiesti, Romania(6)	Brewing and packaging
	Prague, Czech Republic(6)	Brewing and packaging
	Tadcaster Brewery, Yorkshire, U.K.(6)	Brewing and packaging
	Zagreb, Croatia	Brewing and packaging

(1)	We lease the office space for our U.S. segment headquarters in Chicago, Illinois.

(2)	The Golden, Trenton, Albany, Elkton and Milwaukee breweries collectively account for approximately 75% of our U.S. production.

(3)	The Wheat Ridge and Golden Colorado facilities are leased from us by RMBC and RMMC, respectively.

(4)
The Montréal and Toronto breweries collectively account for approximately 79% of our Canada production. As part of our ongoing strategic review of our Canadian supply chain network, in the third quarter of 2017 we announced the plan to build a more efficient and flexible brewery in the greater Montreal area. As a result of this decision, we have begun to develop plans to transition out of our existing Montreal brewery, and are in the process of actively negotiating the sale of the property with targeted completion of the sale in the second quarter of 2019. The brewery continues to be operational, and as part of the sale, we anticipate leasing back the property for continued use until the new brewery is operational, which is currently expected to occur in 2021.

(5)
We lease two brewing and packaging facilities in British Columbia. As a result of the continuation of our Canadian strategic review, during 2016 we completed the sale of our Vancouver brewery. In conjunction with the sale of the brewery, we agreed to leaseback the existing property to continue operations on an uninterrupted basis while the new brewery is being constructed. The final closure of the brewery is currently expected to occur in the third quarter of 2019.

(6)	The Burton-on-Trent, Prague, Ploiesti, Apatin and Tadcaster breweries collectively account for approximately 71% of our Europe production.
In addition to the properties listed above, we have smaller capacity facilities, including craft breweries and cideries, in each of our segments. We own and lease various warehouses, distribution centers and office spaces throughout the United States, Canada and Europe.
We also lease offices in Colorado, the location of our Corporate and International segment headquarters, as well as various warehouse and office spaces within the United States and international countries in which our International segment operates. We believe our facilities are well maintained and suitable for their respective operations. In 2018, our operating facilities were not capacity constrained.
ITEM 3.    LEGAL PROCEEDINGS
Litigation and other disputes
For information regarding litigation, other disputes and environmental and regulatory proceedings see Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" of the Notes.
We are involved in other disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions are currently expected to have a material impact on our business, consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.
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
The approximate number of record security holders by class of stock at February 7, 2019, is as follows:

Title of class	Number of record security holders
Class A common stock, $0.01 par value	23
Class B common stock, $0.01 par value	2,624
Class A exchangeable shares, no par value	218
Class B exchangeable shares, no par value	2,338

PERFORMANCE GRAPH
The following graph compares our cumulative total stockholder return over the last five fiscal years with the S&P 500 and a customized peer index including MCBC, ABI, Carlsberg, Heineken and Asahi (the "Peer Group"). We have used a weighted-average based on market capitalization to determine the return for the Peer Group. The graph assumes $100 was invested on December 31, 2013, in our Class B common stock, the S&P 500 and the Peer Group, and assumes reinvestment of all dividends. The below is provided for informational purposes and is not indicative of future performance.

	2013	2014	2015	2016	2017	2018
Molson Coors	$100.00	$135.70	$174.70	$184.06	$158.10	$110.85
S&P 500	$100.00	$113.68	$115.24	$126.23	$153.78	$147.03
Peer Group	$100.00	$123.19	$155.28	$144.39	$152.76	$112.32
Dividends
We currently plan to maintain our current quarterly dividend of $0.41 per share until we achieve a leverage ratio of approximately 3.75x debt to EBITDA on a rating agency basis, which we expect to achieve around the middle of 2019. Upon achieving approximately 3.75x leverage, our board's intention is to reinstitute a dividend payout-ratio target in the range of 20-25% of annual trailing EBITDA for the second half of 2019 and ongoing thereafter.
Issuer Purchases of Equity Securities
In February 2015, we announced that our board of directors approved and authorized a new program to repurchase up to $1.0 billion of our Class A and Class B common stock. As a result of the Acquisition, we suspended the share repurchase program and thus, there were no shares of Class A or Class B common stock repurchased since 2015. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The number, price and timing of the repurchases will be at the Company’s sole discretion and will be evaluated depending on market conditions, liquidity needs or other factors. The Company’s board of directors may suspend, modify or terminate the share repurchase program at any time without prior notice. We have suspended our share repurchase program as we continue to pay down debt.
ITEM 6.    SELECTED FINANCIAL DATA
The table below summarizes selected financial information for the five years ended December 31, 2018. For further information, refer to our consolidated financial statements and notes thereto presented under Part II—Item 8 Financial Statements and Supplementary Data. Net income attributable to MCBC and the related net income per basic and diluted share amounts for 2017 and 2016 have been restated due to the correction of errors related to income tax accounting. See details at Part II—Item 8 Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Accounting Policies."

	2018	2017	2016(1)	2015	2014
		As Restated	As Restated
	(In millions, except per share data)
Consolidated Statements of Operations:
Net sales	$10,769.6	$11,002.8	$4,885.0	$3,567.5	$4,146.3
Net income attributable to MCBC(2)	$1,116.5	$1,565.6	$1,593.9	$395.2	$538.6
Net income attributable to MCBC per share(2):
Basic	$5.17	$7.27	$7.52	$2.13	$2.91
Diluted	$5.15	$7.23	$7.47	$2.12	$2.89
Consolidated Balance Sheets:
Total assets	$30,109.8	$30,246.9	$29,341.5	$12,276.3	$13,980.1
Current portion of long-term debt and short-term borrowings	$1,594.5	$714.8	$684.8	$28.7	$849.0
Long-term debt	$8,893.8	$10,598.7	$11,387.7	$2,908.7	$2,321.3
Other information:
Dividends per share of common stock	$1.64	$1.64	$1.64	$1.64	$1.48

(1)
Includes MillerCoors' results of operations on a consolidated basis for the post-Acquisition period October 11, 2016, through December 31, 2016, as well as the assets acquired and related debt issued in connection with the Acquisition. Prior to October 11, 2016, MCBC’s 42% share of MillerCoors' results of operations was reported as equity income in MillerCoors in the consolidated statements of operations and our 42% share of MillerCoors' net assets was reported as Investment in MillerCoors in the consolidated balance sheets. Also included in net income attributable to MCBC is a net special items gain of approximately $3.0 billion related to the fair value remeasurement of our pre-existing 42% interest in MillerCoors over its carrying value, as well as the reclassification of the loss related to MCBC's historical AOCI on our 42% interest in MillerCoors. See Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Acquisition and Investments" of the Notes for further discussion of the Acquisition.

(2)
Includes the impact of the reduction to the U.S. federal income tax rate as a result of U.S. tax reform in 2017. Additionally, during the first quarter of 2018 we recorded a gain within special items, net of $328.0 million which constitutes the Adjustment Amount related to the settlement agreement between MCBC and ABI as previously discussed.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided to assist in understanding our company, operations and current business environment and should be considered a supplement to, and read in conjunction with, the accompanying consolidated financial statements and notes included within Part II—Item 8 Financial Statements and Supplementary Data, as well as the discussion of our business and related risk factors in Part I—Item 1 Business and Part I—Item 1A Risk Factors, respectively. See also "Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995". We have restated our financial statements for 2017 and 2016 due to the correction of errors in the accounting for income taxes related to the deferred tax liabilities for our partnership in MillerCoors. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below reflect the effects of the restatements. See details at Part II—Item 8 Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies."
Our Fiscal Year
Unless otherwise indicated, (a) all $ amounts are in USD and (b) comparisons are to comparable prior periods. For 2016, the consolidated statement of operations includes MillerCoors' results of operations for the period from January 1, 2016, to October 10, 2016, on an equity method basis of accounting and from October 11, 2016, to December 31, 2016, on a consolidated basis of accounting. Where indicated, we have reflected unaudited pro forma financial information for 2016 which gives effect to the Acquisition and the related financing as if they were completed on January 1, 2016, the first day of the Company’s 2016 fiscal year.
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
On January 21, 2018, MCBC and ABI entered into a settlement agreement related to the purchase price adjustment under the purchase agreement, and on January 26, 2018, pursuant to the settlement agreement, ABI paid to MCBC $330.0 million, of which $328.0 million constitutes the Adjustment Amount. As this settlement occurred following the finalization of purchase accounting, we recorded the settlement proceeds related to the Adjustment Amount as a gain within special items, net in our consolidated statement of operations in our Corporate segment and within cash provided by operating activities within our consolidated statement of cash flows for the year ended December 31, 2018. MCBC and ABI also agreed to certain mutual releases as further described in the settlement agreement.
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

In 2018, we continued to focus on building our brand strength and transforming our portfolio toward the above premium, flavored malt beverage, craft and cider segments. Further, we continued to focus on generating higher returns on our invested capital, managing our working capital and delivering a greater return on investment for our shareholders.
Adoption of Revenue Recognition Guidance
On January 1, 2018, we adopted the FASB's new accounting pronouncement related to revenue recognition. This guidance was adopted using the modified retrospective approach, and therefore, prior period results have not been restated. The following table highlights the impact of this new guidance on summarized components of our consolidated statement of operations for the year ended December 31, 2018, when comparing our current period results of operations under the new guidance, versus our results of operations if historical guidance had continued to be applied.

	Year Ended December 31, 2018
	U.S.	Canada	Europe	International	Consolidated
	(In millions)
Impact to Consolidated Statement of Operations - Favorable/(Unfavorable):
Net sales	$(6.6)	$(47.3)	$(1.7)	$0.1	$(55.5)
Cost of goods sold	$—	$—	$—	$—	$—
Gross profit	$(6.6)	$(47.3)	$(1.7)	$0.1	$(55.5)
Marketing, general and administrative expenses	$7.7	$47.3	$4.7	$—	$59.7
Operating income (loss)	$1.1	$—	$3.0	$0.1	$4.2
Interest income (expense), net	$—	$—	$(3.4)	$—	$(3.4)
Income (loss) before income taxes	$1.1	$—	$(0.4)	$0.1	$0.8
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
Adoption of Pension and Other Postretirement Benefit Guidance
On January 1, 2018, we adopted the FASB's new accounting pronouncement related to the classification of pension and other postretirement benefit costs. Specifically, the new guidance requires us to report only the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period; while the other components of net benefit cost are now presented in the consolidated statements of operations separately from the service cost component and outside of operating income. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. We have also determined that only service cost will be reported within each operating segment and all other components will be reported within the Corporate segment. The guidance related to the income statement presentation of service costs and other pension and postretirement benefit costs is applied retrospectively, while the capitalization of service costs component is applied prospectively. This adjustment is classification only and had no impact to our consolidated net income. See Note 2, "New Accounting Pronouncements" for further details including updated historical financial information.
Summary of Consolidated Results of Operations
The following table highlights summarized components of our consolidated statements of operations for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, and unaudited pro forma financial information for the year ended December 31, 2016. See Part II-Item 8 Financial Statements and Supplementary Data, “Consolidated Statements of Operations” for additional details of our U.S. GAAP results.
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
Net income attributable to MCBC and the related diluted per share amounts for 2017 and 2016 have been restated due to the correction of errors related to income tax accounting. See details at Part II—Item 8 Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Accounting Policies."

	For the years ended
	December 31, 2018		December 31, 2017	December 31, 2016
	As Reported	Change	As Restated	As Restated	Pro Forma	Pro Forma Change
	(In millions, except percentages and per share data)
Financial volume in hectoliters(1)	96.627	(2.9)%	99.563	46.912	101.934	(2.3)%
Net sales	$10,769.6	(2.1)%	$11,002.8	$4,885.0	$10,983.2	0.2%
Net income (loss) attributable to MCBC	$1,116.5	(28.7)%	$1,565.6	$1,593.9	$291.8	N/M
Net income (loss) attributable to MCBC per diluted share	$5.15	(28.8)%	$7.23	$7.47	$1.35	N/M
N/M = Not meaningful

(1)	Financial volumes for the year ended December 31, 2016, were recast to reflect the impacts of aligning policies on reporting financial volumes as a result of the Acquisition.
2018 Financial Highlights

•
In 2018, net income attributable to MCBC decreased 28.7% compared to the prior year primarily driven by the one-time income tax benefit recognized in the prior year due to the reduction to the U.S. federal corporate income tax rate as a result of the 2017 Tax Act. This decline was also driven by unrealized mark-to-market changes on commodity positions and lower volume and cost inflation in the U.S. and Canada, partially offset by the gain of $328.0 million related to the Adjustment Amount as previously discussed, positive global net pricing, global marketing optimization, general and administrative spend reductions and cost savings, as well as lower interest expense.

•
During 2018, we repaid our CAD 400 million 2.25% notes with cash on hand as part of our deleveraging commitment. We also repaid $379 million of commercial paper which was outstanding at December, 31, 2017.

•
We generated cash flow from operating activities of approximately $2.3 billion, representing a 24.9% increase from approximately $1.9 billion in 2017. The increase in operating cash flow in 2018 compared to 2017 is primarily related to the proceeds received during the first quarter of 2018 of $328.0 million related to the Adjustment Amount as previously discussed, as well as lower pension contributions and lower interest paid, partially offset by unfavorable changes in working capital and lower cash tax receipts.

•	Regional financial highlights:

•
In the U.S. segment, we reported income before income taxes of $1,320.7 million in 2018, versus income of $1,394.2 million in 2017, primarily driven by lower volume, cost of goods sold inflation, higher special charges and negative sales mix, partially offset by lower marketing, general and administrative expenses and higher net pricing. During the year we grew our share of the premium light segment with Miller Lite, which completed its seventeenth consecutive quarter of increased segment share, according to Nielsen. Coors Light remained the number two beer in industry share. In above premium, we established a foundation for growth by successfully introducing Arnold Palmer Spiked, establishing Peroni as the fastest growing European import, and relaunching the Sol brand. Additionally, Peroni grew volume for the seventeenth consecutive quarter. Blue Moon remained the number one national craft brand in the U.S.

•
In our Canada segment, we drove positive pricing primarily in Ontario and West. However, volume declined in the West and Ontario, partially offset by growth in Quebec. We reported income before income taxes of $157.0 million in 2018, versus income of $210.2 million in 2017, primarily due to higher other expense related to unrealized mark-to-market losses on warrants issued in connection with the formation of the Truss LP ("Truss") joint venture, negative sales mix and lower volumes, partially offset by higher net pricing.

•
In our Europe segment, our continued portfolio premiumization while defending share of national champion brands positively impacted our performance as we grew volumes in our above premium and core brands. In 2018, we reported income before income taxes of $186.4 million, versus income of $234.9 million in 2017, primarily due to cycling the impact of the indirect tax provision release of approximately $50 million during the first quarter of 2017, adopting recently revised excise-tax guidelines in one of our European markets, investments in our First Choice Agenda, as well as unfavorable foreign currency movements. This was partially offset by favorable sales mix shift from our premiumization efforts, more efficient marketing investments, the addition of Aspall Cider business, as well as a positive impact from cycling a bad debt provision recognized in 2017.

•
Our International segment reported a loss before income taxes of $2.7 million in 2018, compared to a loss of $19.7 million in the prior year, primarily driven by lower marketing and integration expenses, shifting to a more profitable business model in Mexico, higher net pricing, along with volume growth in our focus markets, partially offset by negative foreign currency movements and increased special charges as a result of formally exiting our China business.

•	Brand highlights:

•	Global priority brand volume decreased 3.1% in 2018 versus 2017, due to declines across Canada, the U.S. and International, partially offset by growth in Europe.

•	Blue Moon Belgian White global brand volume decreased 0.2% in 2018 versus 2017, due to decline in the U.S., offset by growth in Canada, Europe and International.

•	Carling brand volume in Europe decreased by 2.5% versus 2017, due to lower volumes in the U.K., the brand's primary market.

•
Coors global brand volume - Coors Light global brand volume declined 5.0% in 2018 versus 2017. The overall volume decrease was due to lower brand volume in the U.S., Canada and International, partially offset by growth in Europe. Volumes in the U.S. were lower than prior year reflective of the U.S. industry premium and premium light segment performance. The declines in Canada are the result of ongoing competitive pressures in Quebec and Ontario and a continued shift in consumer preference to value brands in the West. Coors Banquet global brand volume decreased 4.9% in 2018 versus 2017, driven by the U.S. and Canada.

•
Miller global brand volume - Miller Lite global brand volumes decreased 1.3% in 2018 versus 2017, primarily driven by declines in the U.S., partially offset by growth in International. However, Miller Lite gained share of the U.S. premium light segment for the seventeenth consecutive quarter. Miller Genuine Draft global brand volume decreased 3.9% in 2018 versus 2017, due to decreases in the U.S., International and Canada, partially offset by growth in Europe.

•	Molson Canadian brand volume in Canada decreased 8.1% during 2018 versus the prior year, primarily driven by competitive pressures in the West.

•	Staropramen global brand volume increased 3.7% during 2018 versus 2017, driven by growth outside of the brand's primary market.
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

	For the years ended
	December 31, 2018	Change	December 31, 2017	Change	December 31, 2016
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	96.627	(2.9)%	99.563	112.2%	46.912
Less: Contract brewing and wholesaler volume	(8.182)	(4.9)%	(8.602)	108.6%	(4.124)
Add: Royalty volume	4.054	10.0%	3.685	75.3%	2.102
Add: STW to STR adjustment	(0.358)	(47.9)%	(0.687)	N/M	0.707
Owned volume	92.141	(1.9)%	93.959	106.1%	45.597
Add: Proportionate share of equity investment worldwide brand volume	—	—%	—	(100.0)%	19.940
Total worldwide brand volume	92.141	(1.9)%	93.959	43.4%	65.537
N/M = Not meaningful
Our worldwide brand volume decreased in 2018 compared to 2017, due to declines in the U.S. and Canada, partially offset by growth in Europe and International. Worldwide brand volume increased in 2017 compared to 2016, due to the Acquisition as well as strong growth in Europe and International partially as a result of adding the Miller global brands business as well as growth within our existing brand portfolio.
Net Sales Drivers
The following table highlights the drivers of change in net sales for the year ended December 31, 2018, versus December 31, 2017, by segment (in percentages) and excludes Corporate net sales revenue for our water resources and energy operations in the state of Colorado.

	Volume	Price, Product and Geography Mix(1)	Currency	Other(2)	Total
Consolidated	(2.9)%	0.7%	0.5%	(0.4)%	(2.1)%
U.S.	(5.1)%	1.9%	—%	(0.1)%	(3.3)%
Canada	(2.9)%	(1.6)%	—%	—%	(4.5)%
Europe	2.1%	0.4%	3.3%	(2.6)%	3.2%
International	(7.5)%	3.5%	(1.3)%	—%	(5.3)%

(1)
Includes the impacts of the adoption of the new accounting pronouncement related to revenue recognition as discussed above. See Part II—Item 8 Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 2, "New Accounting Pronouncements" for further discussion on the adoption of this revenue recognition guidance.

(2)	Europe "Other" column includes the impacts of the release of an indirect tax provision in 2017 as further described in the Results of Operations.

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

	Volume	Price, Product and Geography Mix	Currency	Other(1)	Total
Consolidated	112.2%	13.3%	(0.3)%	—%	125.2%
Canada	(1.6)%	2.2%	1.7%	—%	2.3%
Europe	3.1%	2.9%	(2.1)%	6.4%	10.3%
International	60.1%	1.3%	—%	—%	61.4%

(1)	Europe "Other" column includes the release of an indirect tax provision further described in the Results of Operations.
Cost Savings Initiatives
Total cost savings in 2018 exceeded our targets and totaled more than $240 million, driven by our U.S., Canada and Europe segments. We have delivered more than $495 million of cost savings collectively for the 2017 - 2019 program.
Depreciation and Amortization
Depreciation and amortization expense was $857.5 million in 2018, an increase of $44.7 million compared to 2017, primarily due to brewery system implementations in the U.S. On a reported basis, depreciation and amortization expense was $812.8 million in 2017, an increase of $424.4 million compared to 2016, primarily due to the incremental depreciation and amortization recorded for the U.S. segment as a result of the Acquisition. On a pro forma basis, depreciation and amortization expense decreased $38.6 million in 2017 compared to 2016, primarily due to lower accelerated depreciation due to brewery closures in 2017 and the impact of foreign exchange rates.
Income Taxes
Effective tax rates have been restated for 2017 and 2016 due to the correction of errors related to income tax accounting. See details at Part II—Item 8 Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies."

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
		As Restated	As Restated
Effective tax rate	17%	(15)%	48%
The increase in the effective income tax rate for 2018 versus 2017 was primarily driven by the one-time impacts of the enactment of the 2017 Tax Act recognized in 2017, most notably the remeasurement of our deferred taxes for the reduction in the U.S. statutory federal corporate income tax rate. This one-time benefit to our deferred tax positions recognized in 2017 was partially offset by the reduction of the statutory U.S. federal corporate income tax rate from 35% to 21% beginning in 2018.
The decrease in the effective income tax rate for 2017 versus 2016 was primarily driven by the above mentioned impacts of the 2017 Tax Act, as well as the income tax impacts recognized in 2016 associated with our previously held equity interest in MillerCoors which increased our effective tax rate in 2016. Additionally, our 2016 effective tax rate was negatively impacted by the remeasurement of the deferred tax liability on our Molson core brand intangible asset to the Canadian ordinary income tax rate upon reclassification from indefinite-lived to definite-lived subject to amortization.
Our tax rate is volatile and may increase or decrease with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, excess tax benefits or deficiencies from share-based compensation, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire, positions are effectively settled, or when additional information becomes available. There are proposed or pending tax law changes in various jurisdictions in which we do business that, if enacted, may have an impact on our effective tax rate. Additionally, we continue to monitor the 2017 Tax Act, including proposed regulations which may change upon finalization, as well as yet to be issued regulations and interpretations. If the forthcoming regulations and interpretations change relative to our current understanding and initial assessment of the impacts of the 2017 Tax Act, the resulting impacts could have a material adverse impact on our effective tax rate.

See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Income Tax", for additional details regarding our effective tax rate.

Results of Operations
United States Segment

	For the years ended
	December 31, 2018	Change	December 31, 2017
	(In millions, except percentages)
Financial volume in hectoliters(1)	64.272	(5.1)%	67.731
Sales(1)	$8,234.4	(3.6)%	$8,541.7
Excise taxes	(974.5)	(5.9)%	(1,036.0)
Net sales(1)	7,259.9	(3.3)%	7,505.7
Cost of goods sold(1)	(4,277.5)	(1.1)%	(4,324.2)
Gross profit	2,982.4	(6.3)%	3,181.5
Marketing, general and administrative expenses	(1,631.3)	(8.5)%	(1,782.7)
Special items, net(2)	(37.8)	147.1%	(15.3)
Operating income	1,313.3	(5.1)%	1,383.5
Interest income (expense), net	8.8	(32.8)%	13.1
Other income (expense), net	(1.4)	(41.7)%	(2.4)
Income (loss) before income taxes	$1,320.7	(5.3)%	$1,394.2

(1)	Includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.

(2)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" of the Notes for detail of special items.

We have presented unaudited pro forma financial information of the U.S. segment for 2016 to enhance comparability of financial information between periods. Results for the period from January 1, 2016, through October 10, 2016, are actual results of MillerCoors utilized in preparing MCBC's share of MillerCoors earnings when we historically accounted for MillerCoors under the equity method of accounting, and, therefore, its results of operations were reported as equity income within MCBC's consolidated statements of operations. Results for the period from October 11, 2016, through December 31, 2016, are actual results recorded when MillerCoors was fully consolidated within our results of operations. We have aggregated these reported 2016 results and applied pro forma adjustments to arrive at combined U.S. segment pro forma financial information for the full year 2016.

	For the year ended December 31, 2017	For the period January 1 through October 10, 2016	For the period October 11 through December 31, 2016	For the year ended December 31, 2016

	As Reported by MCBC	As Reported by MillerCoors	As Reported by MCBC	Pro Forma Adjustments(1)	Pro Forma(1)	Pro Forma Change
	(In millions, except percentages)
Financial volume in hectoliters(2)(3)	67.731	55.750	14.436	—	70.186	(3.5)%
Sales(3)	$8,541.7	$6,987.2	$1,780.0	$(23.2)	$8,744.0	(2.3)%
Excise taxes	(1,036.0)	(861.8)	(213.4)	12.3	(1,062.9)	(2.5)%
Net sales(3)	7,505.7	6,125.4	1,566.6	(10.9)	7,681.1	(2.3)%
Cost of goods sold(3)	(4,324.2)	(3,426.6)	(1,027.0)	37.8	(4,415.8)	(2.1)%
Gross profit	3,181.5	2,698.8	539.6	26.9	3,265.3	(2.6)%
Marketing, general and administrative expenses	(1,782.7)	(1,403.9)	(432.2)	(27.3)	(1,863.4)	(4.3)%
Special items, net(4)	(15.3)	(111.3)	2,959.1	(2,965.0)	(117.2)	(86.9)%
Operating income	1,383.5	1,183.6	3,066.5	(2,965.4)	1,284.7	7.7%
Interest income (expense), net	13.1	(1.4)	—	—	(1.4)	N/M
Other pension and postretirement benefits (costs), net	—	(14.4)	—	14.4	—	—%
Other income (expense), net	(2.4)	3.7	0.7	—	4.4	N/M
Income (loss) before income taxes	$1,394.2	$1,171.5	$3,067.2	$(2,951.0)	$1,287.7	8.3%
N/M = Not meaningful

(1)
Pro forma amounts give effect to the Acquisition as if it had occurred at the beginning of fiscal year 2016 and have been updated to reflect that effective January 1, 2017, the results of the MillerCoors Puerto Rico business, which were previously included as part of the U.S. segment, are now reported within the International segment. See Part II - Item 7 Management's Discussion and Analysis, "Unaudited Pro Forma Financial Information," for details of pro forma adjustments.

(2)	Financial volumes for the year ended December 31, 2016, were recast to reflect the impacts of aligning policies on reporting financial volumes as a result of the Acquisition.

(3)	On a reported basis, includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.

(4)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" of the Notes for detail of special items.

The following represents our proportionate share of MillerCoors' net income reported under the equity method prior to the Acquisition:

For the period January 1 through October 10, 2016

(In millions, except percentages)
Income (loss) before income taxes	$1,171.5
Income tax expense	(3.3)
Net (income) loss attributable to noncontrolling interest	(11.0)
Net income attributable to MillerCoors	$1,157.2
MCBC's economic interest	42%
MCBC's proportionate share of MillerCoors' net income	486.0
Amortization of the difference between MCBC's contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors(1)	3.3
Share-based compensation adjustment(1)	(0.7)
U.S. import tax benefit(1)	12.3
Equity income in MillerCoors	$500.9

(1)
See Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Acquisition and Investments" of the Notes, for a detailed discussion of these equity method adjustments prior to the Acquisition.

The discussion below highlights the U.S. segment results of operations for the year ended December 31, 2018, versus the year ended December 31, 2017, and for the year ended December 31, 2017, versus the year ended December 31, 2016, on a reported and pro forma basis, where applicable.
Significant events
Throughout 2018, U.S. financial volume, including shipment timing and distributor inventory levels, as well as financial results were impacted by brewery system implementations at our Golden, Colorado, Trenton, Ohio and Fort Worth, Texas breweries. We continue to prepare for future implementations at our remaining breweries expected to occur in 2019, including the implementation at our Milwaukee, Wisconsin brewery, which is currently underway.
In order to align our cost base with our scale of business, during the third quarter of 2018, we initiated restructuring activities in the U.S. and reduced U.S. employment levels by approximately 300 employees in the fourth quarter of 2018. As a result, severance costs related to these restructuring activities were recorded as special charges.
The volatility of aluminum, inclusive of Midwest Premium, and freight and fuel costs continued to significantly impact our results during 2018. To the extent these prices continue to fluctuate, our business and financial results could be materially adversely impacted. We continue to monitor these risks and rely on our risk management hedging program to help mitigate price risk exposure for commodities including aluminum and fuel.
In order to increase overall operating efficiency, during the first quarter of 2018, the U.S. segment announced plans to close the Colfax, California cidery. The cidery closed in January 2019 and cider production has moved to the 10th Street Brewery in Milwaukee, Wisconsin. We recognized special charges in 2018 associated with the cidery closure consisting primarily of accelerated depreciation in excess of normal depreciation.
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
During the third quarter of 2015, the U.S. business announced plans to close its brewery in Eden, North Carolina in an effort to optimize the brewery footprint and streamline operations for greater efficiencies. Products produced in Eden were transitioned to other breweries in the U.S. supply chain network and the Eden brewery is now closed. Total special charges associated with the Eden closure of approximately $182 million have been incurred from the decision to close through December 31, 2018, consisting primarily of accelerated depreciation. During the fourth quarter of 2018, the real property associated with the closed Eden brewery was sold.
Additionally, in 2016 MillerCoors acquired craft breweries Revolver Brewing, Terrapin Beer Company and Hop Valley Brewing Company.
Volume and net sales
Brand volume declined 3.9% in 2018 compared to 2017, driven by lower volume in the premium light segment. STWs, excluding contract brewing volume, decreased 4.4% in 2018 compared to 2017, reflective of brand volume performance.
Net sales per hectoliter on a brand volume basis increased 1.5% in 2018 compared to 2017, due to favorable net pricing, partially offset by negative sales mix. Net sales per hectoliter on a reported basis for 2018, increased 1.9% in 2018 compared to 2017.
Brand volume declined 2.9% in 2017 compared to 2016, driven by lower volume in the premium light and below premium segments. STWs, excluding contract brewing volume, decreased 3.3% in 2017 compared to 2016.
Net sales per hectoliter on a brand volume basis for 2017 increased 1.2% compared to 2016 reported net sales and 1.0% compared to 2016 pro forma net sales, due to favorable net pricing. Net sales per hectoliter on a reported basis, increased 1.1% compared to 2016 reported figures and increased 1.3% compared to 2016 pro forma figures.
Cost of goods sold
Cost of goods sold per hectoliter increased 4.2% in 2018 compared to prior year driven by higher transportation costs, aluminum inflation and volume deleverage, partially offset by cost savings. Additionally, in 2018 we recorded $2.8 million of integration costs related to the Acquisition within cost of goods sold.
Cost of goods sold per hectoliter decreased 0.1% in 2017 compared to 2016 reported figures due to the cycling of $82.0 million related to the inventory step up as a result of the Acquisition. Cost of goods sold per hectoliter increased 1.5% in 2017 compared to 2016 pro forma figures driven by higher input costs and volume deleverage, partially offset by cost savings. Additionally, in 2017 we recorded $2.4 million of integration costs related to the Acquisition within cost of goods sold.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 8.5% in 2018 compared to 2017 driven by the amicable resolution of a dispute with a vendor in the third quarter of 2018, spending optimization and efficiencies during the year as well as lower employee-related expenses including incremental cost reductions initiated in the third quarter of 2018 and lower employee incentive expense.
Marketing, general and administrative expenses decreased in 2017 compared to 2016 on a reported basis and decreased in 2017 compared to 2016 on a pro forma basis, due to spending optimization and efficiencies. Marketing, general and administrative expenses also includes integration costs of $5.1 million in 2017.
Interest income (expense), net
Net interest income decreased for 2018 compared to 2017 as a result of lower reductions in mandatorily redeemable noncontrolling interest liabilities in 2018 compared to 2017. Adjustments in the carrying value of the mandatorily redeemable noncontrolling interests are recorded to interest income (expense), net until settled.
Net interest income increased for 2017 compared to 2016, primarily due to a reduction in mandatorily redeemable noncontrolling interest liabilities.

Canada Segment

	For the years ended
	December 31, 2018	Change	December 31, 2017	Change	December 31, 2016
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)	8.554	(2.9)%	8.805	(1.6)%	8.950
Sales(2)	$1,850.6	(2.9)%	$1,906.2	1.4%	$1,879.4
Excise taxes	(458.5)	2.3%	(448.2)	(1.2)%	(453.7)
Net sales(2)	1,392.1	(4.5)%	1,458.0	2.3%	1,425.7
Cost of goods sold(2)	(847.0)	—%	(847.0)	6.4%	(796.4)
Gross profit	545.1	(10.8)%	611.0	(2.9)%	629.3
Marketing, general and administrative expenses	(341.9)	(14.0)%	(397.5)	9.5%	(363.0)
Special items, net(3)	(23.8)	65.3%	(14.4)	(96.3)%	(393.8)
Operating income (loss)	179.4	(9.9)%	199.1	N/M	(127.5)
Other income (expense), net(4)	(22.4)	N/M	11.1	42.3%	7.8
Income (loss) before income taxes	$157.0	(25.3)%	$210.2	N/M	$(119.7)
N/M = Not meaningful

(1)	Financial volumes for the year ended December 31, 2016, were recast to reflect the impacts of aligning policies on reporting financial volumes as a result of the Acquisition.

(2)	Includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.

(3)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" of the Notes for detail of special items.

(4)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Other Income and Expense" of the Notes for detail of other income (expense).
Significant events
As a result of the Acquisition, the Miller brands were added to our Canada segment's portfolio beginning October 11, 2016. Additionally, as part of our ongoing assessment of our Canadian supply chain network, we completed the sale of our Vancouver brewery on March 31, 2016. In conjunction with the sale of the brewery, we agreed to leaseback the existing property to continue operations on an uninterrupted basis while the new brewery is being constructed. We have and continue to incur significant capital expenditures associated with the construction of the new brewery in Chilliwack, British Columbia, most of which we expect to be funded with the proceeds from the sale of the Vancouver brewery. We will also incur additional charges, including estimated accelerated depreciation charges of approximately CAD 7 million, through final closure of the brewery which is currently expected to occur in the third quarter of 2019. The remaining costs of leasing the existing facility through the estimated closure date will be approximately CAD 4 million which are not included within special items.
In further efforts to help optimize the Canada brewery network, in the third quarter of 2017 we announced a plan to build a more efficient and flexible brewery in the greater Montreal area. As a result of this decision, we have begun to develop plans to transition out of our existing Montreal brewery, including the acquisition of land in Longueuil, Quebec. We are also actively negotiating the sale of the existing brewery location and are targeting completion of the sale in the second quarter of 2019. The brewery continues to be operational, and as part of the sale, we anticipate leasing back the property for continued use until the new brewery is operational, which is currently expected to occur in 2021. Accordingly, we incurred accelerated depreciation charges associated with the existing brewery closure starting in the second half of 2017, of which the amount in excess of normal depreciation is recorded within special items. We expect to incur additional charges, including estimated accelerated depreciation charges in excess of normal depreciation of approximately CAD 65 million, through final closure of the brewery. However, due to the uncertainty inherent in our estimates, these estimated future accelerated depreciation charges, as well as the timing of the brewery closure, are subject to change.
During 2016, we recorded an aggregate impairment charge to the Molson core brand intangible asset within special items and subsequently reclassified the brands from indefinite to definite-lived, resulting in increased amortization expense of intangible assets for 2017 compared to 2016.

Foreign currency impact on results
During 2018, the CAD depreciated versus the USD on an average basis, resulting in a decrease of $4.3 million to our 2018 USD earnings before income taxes. During 2017, the CAD appreciated versus the USD on an average basis, resulting in an increase of $5.1 million to our 2017 USD earnings before income taxes. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our consolidated statements of operations.
Volume and net sales
Our Canada brand volume decreased 2.2% in 2018 compared to 2017, as a result of volume decline in the West and Ontario, partially offset by growth in Quebec. Net sales per hectoliter on a brand volume basis decreased 2.6% in local currency in 2018 compared to 2017, driven by the impacts resulting from the adoption of the new accounting pronouncement related to revenue recognition, which requires certain cash payments to customers to now be recognized as a reduction of revenue versus marketing, general and administrative expense, and unfavorable brand mix. Net sales per hectoliter on a reported basis in local currency decreased 1.6% in 2018 compared to 2017.
Brand volume decreased 0.5% in 2017 compared to 2016, primarily as a result of lower domestic volumes, partially offset by the addition of the Miller brands as a result of the Acquisition. Net sales per hectoliter on a brand volume basis increased 1.6% in local currency in 2017 compared to 2016, driven by positive pricing and sales mix. Net sales per hectoliter on a reported basis in local currency increased 2.2% in 2017 compared to 2016.
Cost of goods sold
Cost of goods sold per hectoliter in local currency increased 2.9% in 2018 compared to 2017, driven by input cost inflation, volume deleverage, and supply chain transformation investments, partially offset by distribution gains and cost savings. Additionally, for 2018 we recorded $0.5 million of integration costs related to the Acquisition within cost of goods sold.
Cost of goods sold per hectoliter in local currency increased 6.2% in 2017 compared to 2016, due to sales mix shift to higher cost products, impacts of volume deleverage, higher inflation and unfavorable transactional foreign currency impacts, partially offset by ongoing cost saving initiatives. Additionally, for 2017 we recorded $4.1 million of integration costs related to the Acquisition within cost of goods sold.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 14.1% in local currency in 2018 compared to 2017, primarily driven by impacts resulting from the adoption of the new accounting pronouncement related to revenue recognition as further discussed above and lower brand investments.
Marketing, general and administrative expenses increased 7.6% in local currency in 2017 compared to 2016, primarily driven by higher brand amortization in 2017, partially offset by lower bad debt expense, and spending reductions.
Other income (expense), net
Other expense of $22.4 million in 2018 was primarily driven by charges related to unrealized mark-to-market losses on warrants issued in connection with the formation of the Truss joint venture, as further detailed in Note 16, "Derivative Instruments and Hedging Activities."

Europe Segment

	For the years ended
	December 31, 2018	Change	December 31, 2017	Change	December 31, 2016
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)(3)	23.772	2.1%	23.290	3.1%	22.590
Sales(3)	$3,088.6	6.9%	$2,888.3	4.0%	$2,778.1
Excise taxes	(1,086.0)	14.6%	(947.6)	(6.9)%	(1,017.9)
Net sales(3)	2,002.6	3.2%	1,940.7	10.3%	1,760.2
Cost of goods sold	(1,269.4)	8.1%	(1,174.4)	4.5%	(1,123.5)
Gross profit	733.2	(4.3)%	766.3	20.4%	636.7
Marketing, general and administrative expenses	(534.6)	0.8%	(530.3)	3.7%	(511.4)
Special items, net(4)	(6.0)	20.0%	(5.0)	N/M	(0.6)
Operating income (loss)	192.6	(16.6)%	231.0	85.2%	124.7
Interest income (expense), net	(5.1)	N/M	3.6	—%	3.6
Other income (expense), net	(1.1)	N/M	0.3	(96.8)%	9.3
Income (loss) before income taxes	$186.4	(20.6)%	$234.9	70.7%	$137.6
N/M = Not meaningful

(1)	Financial volumes for the year ended December 31, 2016, were recast to reflect the impacts of aligning policies on reporting financial volumes as a result of the Acquisition.

(2)	Excludes royalty volume of 1.787 million hectoliters, 1.694 million hectoliters and 0.194 million hectoliters for 2018, 2017 and 2016, respectively.

(3)	Includes gross inter-segment sales and volumes, which are eliminated in the consolidated totals.

(4)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" of the Notes for detail of special items.
Significant events
The U.K. is expected to leave the European Union on March 29, 2019. However, the proposed withdrawal agreement was rejected by the U.K. Parliament on November 14, 2018, and January 15, 2019. As a result, the terms of the withdrawal remain unknown, which subjects our Europe segment to regulatory and market uncertainty in the U.K. and in the rest of Europe. See Part I—Item 1A Risk Factors under "Risks Specific to the Europe Segment" for further discussion of the risks specific to the U.K.'s proposed exit from the EU.
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
As part of our continued strategic review of our European supply chain network, during the fourth quarter of 2015, we announced the planned closure of the Burton South brewery in the U.K. Since 2015, we incurred charges consisting primarily of accelerated depreciation in excess of normal depreciation related to the Burton South brewery which closed during the first quarter of 2018. Production has been consolidated within our recently modernized Burton North brewery. We may recognize other charges or benefits related to brewery closures, which cannot currently be estimated and will be recorded within special items.
In the first quarter of 2017, the largest food and retail company in Croatia, Agrokor, announced that it was facing significant financial difficulties that raised doubt about the collectibility of certain of our outstanding receivables with its direct subsidiaries. These subsidiaries are customers of ours within the Europe segment and, therefore, we have closely monitored the situation. As a result, we recorded a provision for an estimate of uncollectible receivables during 2017. We have subsequently reduced this exposure and as of December 31, 2018, our estimated provision of uncollectible receivables from Agrokor totals approximately $3 million. The settlement plan related to this matter was approved in October 2018, and did not have a significant impact on our financial statements.
During the first quarter of 2017, we released an indirect tax loss contingency which was initially recorded in the fourth quarter of 2016, for a benefit of approximately $50 million within the excise taxes line item on the consolidated statement of operations. See Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" of the Notes for further discussion.
Foreign currency impact on results
Our Europe segment operates in numerous countries within Europe, and each country's operations utilize distinct currencies. During 2018, foreign currency movements unfavorably impacted our Europe USD income before income taxes by $2.8 million. During 2017, foreign currency movements unfavorably impacted our Europe USD income before income taxes by $7.5 million. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our consolidated statements of operations.
Volume and net sales
Our Europe brand volume increased 2.2% in 2018 compared to 2017, primarily driven by growth from our above premium and core brand performance.
Net sales per hectoliter on a brand volume basis decreased 3.4% in local currency in 2018 compared to 2017, primarily driven by the negative impact of cycling the release of the approximate $50 million indirect tax provision in the first quarter of 2017, negative pricing due to the impact of adopting recently revised excise-tax guidelines in one of our European markets, and increasing our investment behind our First Choice Agenda this year. Net sales per hectoliter on a reported basis in local currency decreased 2.1% in 2018 compared to 2017.
Brand volume increased 10.3% in 2017 compared to 2016, primarily driven by the transfer of royalty and export brand volume across Europe from our International business and the addition of the Miller brands, along with growth from our above premium brands.
Net sales per hectoliter on a brand volume basis increased 4.9% in local currency in 2017 compared to 2016, primarily driven by the indirect tax provision of approximately $50 million recorded in the fourth quarter of 2016 and subsequently released in the first quarter of 2017 and the addition of royalty and export brand volumes, including the impact of Miller brands. Net sales per hectoliter on a reported basis in local currency increased 9.0% in 2017 compared to 2016.
Cost of goods sold
Cost of goods sold per hectoliter increased 2.3% in local currency in 2018 compared to 2017, primarily due to input inflation and mix shift to higher-cost brands and geographies. Additionally, we recorded $0.6 million of integration costs related to the Acquisition within cost of goods sold in 2018.
Cost of goods sold per hectoliter increased 3.4% in local currency in 2017 compared to 2016, primarily driven by mix shift to higher cost brands and geographies. Additionally, we have recorded $0.6 million of integration costs related to the Acquisition within cost of goods sold in 2017.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 3.3% in local currency in 2018 compared to 2017, driven by more efficient marketing investments and the impacts resulting from the adoption of the new accounting pronouncement related to revenue recognition and a positive impact from cycling a bad debt provision booked in 2017, partially offset by the addition of Aspall brand investments.
Marketing, general and administrative expenses increased 4.9% in local currency in 2017 compared to 2016, driven by higher brand investments and general and administrative costs, including increased amortization related to the Miller brand portfolio, and recognition of the previously mentioned provision for uncollectible receivables.

International Segment

	For the years ended
	December 31, 2018	Change	December 31, 2017	Change	December 31, 2016
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)	2.214	(7.5)%	2.394	60.1%	1.495
Sales	$299.5	(0.5)%	$300.9	57.5%	$191.0
Excise taxes	(49.4)	33.9%	(36.9)	34.7%	(27.4)
Net sales	250.1	(5.3)%	264.0	61.4%	163.6
Cost of goods sold(3)	(160.4)	(11.1)%	(180.5)	68.5%	(107.1)
Gross profit	89.7	7.4%	83.5	47.8%	56.5
Marketing, general and administrative expenses	(81.6)	(19.8)%	(101.7)	56.0%	(65.2)
Special items, net(4)	(9.3)	N/M	(1.6)	(94.9)%	(31.1)
Operating income (loss)	(1.2)	(93.9)%	(19.8)	(50.3)%	(39.8)
Other income (expense), net	(1.5)	N/M	0.1	(50.0)%	0.2
Income (loss) before income taxes	$(2.7)	(86.3)%	$(19.7)	(50.3)%	$(39.6)
N/M = Not meaningful

(1)	Financial volumes for the year ended December 31, 2016, were recast to reflect the impacts of aligning policies on reporting financial volumes as a result of the Acquisition.

(2)	Excludes royalty volume of 2.267 million hectoliters, 1.991 million hectoliters and 1.908 million hectoliters in 2018, 2017 and 2016, respectively.

(3)	Includes gross inter-segment purchases, which are eliminated in the consolidated totals.

(4)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" of the Notes for detail of special items.
Significant events
During the first half of 2018, we decided to formally exit our business in China and, as such, have incurred special charges. See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" of the Notes for further detail.
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
On April 5, 2016, the government of the state of Bihar implemented a complete prohibition of the sale and consumption of all forms of alcohol. As a result of this ban, our Molson Coors Cobra India business is currently not operating. This ban does not impact the rest of our business in India outside of the state of Bihar. As a result, we recorded an aggregate impairment charge of $30.8 million within special items during the second quarter of 2016. We continue to monitor legal proceedings impacting the regulatory environment as it relates to our ability to resume operations in the state.
Foreign currency impact on results
Our International segment operates in numerous countries around the world and each country's operations utilize distinct currencies. Foreign currency movements unfavorably impacted our International USD loss before income taxes by $3.2 million for 2018 and favorably impacted our International USD loss before income taxes by $0.2 million for 2017. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our consolidated statements of operations.
Volume and net sales
Our International brand volume increased 2.2% in 2018 compared to 2017, driven by organic volume growth in many of our focus markets, partially offset by lower volumes in Mexico due to higher net pricing and the loss of the Modelo contract in

Japan at the end of the second quarter of 2017. Our International financial volume decreased 7.5% in 2018 compared to 2017, driven by shifting to local third party production in Mexico, which increased our royalty volume.
Net sales per hectoliter on a brand volume basis decreased 7.3% in 2018 compared to 2017, primarily driven by sales mix changes and shifting to local production in Mexico, partially offset by positive net pricing. Net sales per hectoliter on a reported basis increased 2.4% in 2018 compared to 2017 due to changes in sales mix.
Brand volume increased 28.9% in 2017 compared to 2016, driven by the change in segment reporting of the Puerto Rico business from the U.S. segment, Coors Light growth primarily in Latin America and the addition of the Miller brands partially offset by the transfer of royalty and export brand volume to Europe.
Net sales per hectoliter on a brand volume basis increased 25.2% in 2017 compared to 2016, primarily due to sales mix changes and positive pricing. Net sales per hectoliter on a reported basis increased 0.8% in 2017 compared to 2016, driven by positive net pricing and favorable sales mix.
Cost of goods sold
Cost of goods sold per hectoliter decreased 3.9% in 2018 compared to 2017, primarily driven by sales mix changes. Additionally, during 2018 we recorded $1.0 million of integration costs related to the Acquisition within cost of goods sold.

Cost of goods sold per hectoliter increased 5.2% in 2017 compared to 2016, primarily driven by sales mix changes. Additionally, during 2017 we recorded $3.6 million of integration costs related to the Acquisition within cost of goods sold.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 19.8% in 2018 compared to 2017, primarily due to lower marketing investments, overhead, and integration costs as well as $2.0 million of settlement proceeds related to our Colombia business in the first quarter of 2018. During 2018, we recorded $1.8 million of integration costs related to the Acquisition within marketing, general and administrative expenses.
Marketing, general and administrative expenses increased 56.0% in 2017 compared to 2016, primarily due to higher organization and integration costs related to the acquisition of the Miller global brands, along with increased brand investments, including higher brand amortization costs. During 2017, we recorded $8.4 million of integration costs related to the Acquisition within marketing, general and administrative expenses.

Corporate Segment

	For the years ended
	December 31, 2018	Change	December 31, 2017	Change	December 31, 2016
	(In millions, except percentages)
Financial volume in hectoliters	—	—%	—	—%	—
Sales	$0.8	(11.1)%	$0.9	(10.0)%	$1.0
Excise taxes	—	—%	—	—%	—
Net sales	0.8	(11.1)%	0.9	(10.0)%	1.0
Cost of goods sold	(166.4)	N/M	122.9	N/M	22.9
Gross profit	(165.6)	N/M	123.8	N/M	23.9
Marketing, general and administrative expenses	(213.3)	(11.1)%	(239.8)	6.4%	(225.3)
Special items, net(1)	326.6	N/M	(0.1)	(85.7)%	(0.7)
Operating income (loss)	(52.3)	(55.0)%	(116.1)	(42.6)%	(202.1)
Interest expense, net	(301.9)	(16.1)%	(360.0)	45.2%	(248.0)
Other pension and postretirement benefits (costs), net	38.2	(19.4)%	47.4	N/M	8.4
Other income (expense), net	14.4	N/M	(7.7)	(84.8)%	(50.5)
Income (loss) before income taxes	$(301.6)	(30.9)%	$(436.4)	(11.3)%	$(492.2)
N/M = Not meaningful

(1)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" of the Notes for detail of special items.
Significant events
In connection with the Acquisition, we have incurred, and will continue to incur, various transaction and integration costs as further discussed below. See Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Acquisition and Investments" of the Notes for further details.
Cost of goods sold
The unrealized changes in fair value on our commodity swaps, which are economic hedges, are recorded as cost of goods sold within our Corporate business activities. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. Cost of goods sold for the year ended December 31, 2018, include unrealized mark-to-market losses of $166.2 million, and cost of goods sold for the years ended December 31, 2017, and December 31, 2016, include unrealized mark-to-market gains of $123.3 million and $23.1 million, respectively, on these commodity swaps. Lower commodity market prices relative to our hedged positions on our commodity swaps drove the total unrealized mark-to-market loss in 2018. The total gain recognized in 2017 was primarily driven by higher commodity prices during the year versus 2016.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased in 2018 compared to 2017, primarily due to the timing of corporate general and administrative costs, lower employee-related expenses, and higher integration costs related to the Acquisition recognized in the prior year, partially offset by incremental investment behind global business capabilities including information technology investments. During 2018 we recorded $36.9 million of integration costs related to the Acquisition within marketing, general and administrative expenses.
Marketing, general and administrative expenses increased in 2017 compared to 2016, primarily due to incremental investment behind global business capabilities including higher compensation expense, partially offset by higher acquisition-related costs recognized in 2016. Specifically, during 2017 we recorded $57.1 million within marketing, general and administrative expenses related the Acquisition, compared to $108.4 million in 2016.
Interest expense, net
Net interest expense decreased in 2018 compared to 2017, primarily driven by debt repayments. Net interest expense increased in 2017 compared to 2016, primarily driven by incremental interest incurred on debt issued to partially fund the Acquisition. See Part II—Item 8 Financial Statements and Supplementary Data, Note 16, "Derivative Instruments and Hedging Activities" and Note 11, "Debt" for further details.
Other income (expense), net
Net other income in 2018 compared to net other expense in 2017 was primarily driven by an $11.7 million gain recorded on the sale of a non-operating asset in 2018. Net other expense decreased from 2017 compared to 2016, primarily driven by financing costs incurred in 2016 on our bridge loan of approximately $63 million partially offset by the $20.5 million gain on the sale of non-operating assets as well as unrealized gains on foreign currency forwards which are economic hedges entered into during the second quarter of 2016 in connection with the issuance of debt on July 7, 2016.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Other Income and Expense" of the Notes for further discussion of other income (expense) amounts and Note 15, "Employee Retirement Plans and Postretirement Benefits" for discussion of changes in pension and postretirement benefits (costs) as all non-service cost components of pension and postretirement benefits (costs) are now reported within Corporate.
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

A significant portion of our cash flows from operating activities is generated outside the U.S., in currencies other than USD. As of December 31, 2018, approximately 47% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. We accrue for tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue taxes. However, we continue to assess the impact of the 2017 Tax Act on the tax consequences of future repatriations. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. We believe these financing arrangements, along with the cash generated from the operations of our U.S. segment, are sufficient to fund our current cash needs in the U.S.
Cash Flows and Use of Cash
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors described in Part I, Item 1A. Risk Factors.
Cash Flows from Operating activities
Net cash provided by operating activities of approximately $2.3 billion in 2018, increased by $465.0 million compared to 2017. This increase was driven by the proceeds received during the first quarter of $328.0 million related to the Adjustment Amount as defined and further discussed in Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Acquisition and Investments" of the Notes, lower pension contributions and interest paid, partially offset by unfavorable changes in working capital and lower cash tax receipts.
Net cash provided by operating activities of approximately $1.9 billion in 2017 increased by $739.4 million compared to 2016. This increase is primarily related to the addition of the consolidated U.S. business, lower cash paid for taxes (refund in 2017 as compared to cash tax paid in 2016) and working capital improvements, partially offset by higher pension contributions including the discretionary cash contribution of $200 million to the U.S. pension plan and higher cash paid for interest.
Cash Flows from Investing activities
Net cash used in investing activities of $669.1 million in 2018, increased by $130.9 million compared to 2017 primarily due to higher capital expenditures, increased outflows from other investing activities, including acquisitions, as well as lower proceeds related to asset disposals.
Net cash used in investing activities of $538.2 million in 2017 decreased by approximately $11.7 billion compared to 2016 driven primarily by the completion of the Acquisition in 2016 for $12.0 billion, offset by higher capital expenditures in 2017 resulting from the Acquisition.
Cash Flows from Financing activities
Net cash used in financing activities of approximately $1.0 billion in 2018, decreased by $487.5 million from net cash used in financing activities of approximately $1.5 billion in 2017. This decrease was primarily driven by lower net repayments on debt and borrowings in 2018 compared to 2017, partially offset by the repayment of borrowings under our commercial paper program in 2018 compared to an increase in borrowings under our commercial paper program in the prior year.
Net cash used in financing activities of approximately $1.5 billion in 2017, decreased by approximately $12.8 billion from net cash provided by financing activities of approximately $11.3 billion in 2016. This change was primarily driven by the approximate $2.5 billion of net proceeds received from our February 3, 2016, equity offering of 29.9 million shares of our Class B common stock, the approximate $6.9 billion of net proceeds from the issuance of debt on July 7, 2016, to partially fund the Acquisition in 2016, as well as increased net repayments of debt as we began to deleverage in 2017. See "Borrowings" below for more details on financing activity.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Debt" of the Notes for a summary of our financing activities and debt position as of December 31, 2018, and December 31, 2017.
Capital Resources
Cash and Cash Equivalents
As of December 31, 2018, we had total cash and cash equivalents of approximately $1.1 billion, compared to $418.6 million as of December 31, 2017. The increase in cash and cash equivalents as of December 31, 2018, from December 31, 2017, was primarily driven by the net proceeds from operating activities including the proceeds received during the first quarter of $328.0 million related to the Adjustment Amount as defined and further discussed in Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Acquisition and Investments" of the Notes, partially offset by repayments of borrowings, capital expenditures and dividend payments. The majority of our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 90 days or less. These investments are viewed by management as low-risk investments on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary. While we have some investments in prime money market funds, these are classified as cash and cash equivalents; however, we continually monitor the need for reclassification under the updated SEC requirements for money market funds, and the potential that the shares of such funds could have a net asset value of less than one dollar. We also utilize cash pooling arrangements to facilitate the access to cash across our geographies.
Working Capital
The Company actively manages working capital through inventory management as well as management of accounts payable and accounts receivable to ensure we are able to meet short-term obligations and we are effectively using assets to increase profitability.
Borrowings
During the third quarter of 2018, we repaid our CAD 400 million 2.25% notes which matured in September 2018. Notional amounts are presented in USD based on the applicable exchange rate as of December 31, 2018. Refer to Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Debt" for details regarding the cross currency swaps on our $500 million 2.25% senior notes due 2020 which economically converted these notes to EUR denominated.

Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on our revolving credit facility if the need arises. We had no borrowings on our $1.5 billion revolving credit facility as of December 31, 2018. During the third quarter of 2018, we extended the maturity date of our revolving credit facility by one year to July 7, 2023. In addition, we intend to further utilize our cross-border, cross-currency cash pool as well as our commercial paper program for liquidity as needed. We also have JPY overdraft facilities, CAD, GBP and USD lines of credit with several banks should we need additional short-term liquidity.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions and transfers of assets. Additionally, under the $1.5 billion revolving credit facility, the maximum leverage ratio is 4.75x debt to EBITDA, with a decline to 4.00x debt to EBITDA as of the last day of the fiscal quarter ending December 31, 2020. As of December 31, 2018, and December 31, 2017, we were in compliance with all of these restrictions, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of December 31, 2018, rank pari-passu.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Debt" of the Notes for a complete discussion and presentation of all borrowings and available sources of borrowing, including lines of credit.
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

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
Weighted-Average Exchange Rate (1 USD equals)
Canadian dollar (CAD)	1.30	1.27	1.32
Euro (EUR)	0.84	0.88	0.90
British pound (GBP)	0.77	0.77	0.75
Czech Koruna (CZK)	21.93	23.43	24.61
Croatian Kuna (HRK)	6.32	6.59	6.78
Serbian Dinar (RSD)	99.74	112.49	110.81
Romanian Leu (RON)	4.00	4.01	4.05
Bulgarian Lev (BGN)	1.67	1.72	1.77
Hungarian Forint (HUF)	267.65	276.49	258.13

	As of
	December 31, 2018	December 31, 2017
Closing Exchange Rate (1 USD equals)
Canadian dollar (CAD)	1.36	1.26
Euro (EUR)	0.87	0.83
British pound (GBP)	0.78	0.74
Czech Koruna (CZK)	22.43	21.29
Croatian Kuna (HRK)	6.46	6.19
Serbian Dinar (RSD)	103.20	98.52
Romanian Leu (RON)	4.06	3.89
Bulgarian Lev (BGN)	1.71	1.63
Hungarian Forint (HUF)	279.94	258.91
The weighted-average exchange rates in the above table have been calculated based on the average of the foreign exchange rates during the relevant period and have been weighted according to the foreign denominated earnings from operations of the USD equivalent. If foreign currencies in the countries in which we operate devalue significantly in future periods, most significantly the CAD and European operating currencies included in the above table, then the impact on USD reported earnings may be material.
Capital Expenditures
In 2018, we incurred $643.2 million, and have paid $651.7 million, for capital improvement projects worldwide, excluding capital spending by equity method joint ventures, representing an approximate 2% increase versus 2017 capital expenditures incurred of $628.4 million. This increase is primarily due to capital expenditures associated with the construction of our new Chilliwack, British Columbia brewery, expected to be finalized in the third quarter of 2019, and Longueuil, Quebec brewery.

We continue to focus on where and how we employ our planned capital expenditures, specifically strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.
Contractual Obligations and Commercial Commitments
Contractual Obligations
A summary of our consolidated contractual obligations as of December 31, 2018, based on foreign exchange rates as of December 31, 2018, is as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Debt obligations	$10,540.0	$1,595.2	$1,866.6	$866.6	$6,211.6
Interest payments on debt obligations	4,284.5	297.1	542.9	458.9	2,985.6
Retirement plan expenditures(1)	447.8	51.4	90.6	89.5	216.3
Operating leases	184.8	49.4	72.8	41.6	21.0
Capital leases	124.1	6.1	42.1	11.7	64.2
Other long-term obligations(2)	2,592.6	694.4	1,081.8	657.0	159.4
Total obligations	$18,173.8	$2,693.6	$3,696.8	$2,125.3	$9,658.1
See Part II - Item 8 Financial Statements and Supplementary Data, Note 11, "Debt", Note 15, "Employee Retirement Plans and Postretirement Benefits," Note 16, "Derivative Instruments and Hedging Activities" and Note 18, "Commitments and Contingencies" of the Notes for additional information.

(1)
Represents expected contributions under our defined benefit pension plans in the next twelve months and our benefit payments under postretirement benefit plans for all periods presented. The net underfunded liability as of December 31, 2018, of our defined benefit pension plans (excluding our overfunded plans) and postretirement benefit plans is $104.1 million and $672.1 million, respectively. Defined benefit pension plan contributions in future years will vary based on a number of factors, including actual plan asset returns and interest rates, and as such, have been excluded from the above table. We fund pension plans to meet the requirements set forth in applicable employee benefits laws. We may also voluntarily increase funding levels to meet financial goals. Excluding BRI and BDL, in 2019, we expect to make contributions to our defined benefit pension plans of approximately $6 million and benefit payments under our OPEB plans of approximately $45 million, based on foreign exchange rates as of December 31, 2018.

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
We have taken numerous steps to reduce our exposure to these long-term pension obligations, including the closure of the U.K. pension plan in early 2009 to future earning of service credit, benefit modifications in several of our Canada plans and entering into partial buy-out contracts for some of our plans. However, given the net liability of our underfunded plans and their dependence upon the global financial markets for their financial health, the plans may continue to periodically require potentially significant amounts of cash funding.

(2)
Primarily includes non-cancelable purchase commitments as of December 31, 2018, that are enforceable and legally binding. Approximately $1.7 billion of the total other long-term obligations relate to long-term supply contracts with third parties to purchase raw material, packaging material and energy used in production. Our aggregate commitments for advertising and promotions, including sports sponsorship, total approximately $486 million. The remaining amounts relate to derivative payments, sales and marketing, distribution, information technology services, open purchase orders and other commitments. Included in other long-term obligations are $6.1 million of unrecognized tax benefits, excluding positions we would expect to settle using deferred tax assets, and $10.5 million of indemnities provided to FEMSA for which we cannot reasonably estimate the timing of future cash flows, and we have therefore included these amounts in the more than 5 years column.

Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. See Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" of the Notes for further discussion.
Other Commercial Commitments
Based on foreign exchange rates as of December 31, 2018, future commercial commitments are as follows:

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$64.5	$48.8	$15.7	$—	$—

Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. See Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" of the Notes for further discussion.
Off-Balance Sheet Arrangements
In accordance with U.S. GAAP, our operating leases are not reflected in our consolidated balance sheets. See Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" of the Notes for further discussion of these off-balance sheet arrangements. As of December 31, 2018, we did not have any other material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook for 2019
In the U.S., Miller Lite continues its strong segment trend while Coors Light’s relative performance improved with the brand holding share of segment in the fourth quarter of 2018. In 2019, we have plans to accelerate our above premium portfolio through higher investment. We plan to double our media spend on Blue Moon, the number one national craft brand, air national advertising for Peroni for the first time, build on a very successful year-one for both Arnold Palmer Spiked Half and Half and Sol, increase the presence of Henry's Hard in the fast growing hard seltzer category, focusing on the brand's clear product differentiators of zero sugar and only 88 calories and introduce a number of innovations, including Cape Line, Saint Archer Gold, Crispin extensions and Sol Chelada - all before this summer. Our U.S. business enters 2019 having further strengthened its position as the trusted category captain across chain accounts in both the off- and on-premise channels and more broadly our customer excellence performance is market leading and improving further, as evidenced by the Advantage Survey results. Additionally, allied to this we have ramped up our e-commerce approach within joint business plans and continue to build competitive advantage through our technology enabled field sales teams with tools such as BeerMate, which we are rolling out globally. Our new Coors Light advertising is now on air, and we believe we are moving in the right direction with the brand, allowing us to take even more share in premium lights. We anticipate Coors Light will continue to emphasize its cold, Rocky Mountain positioning as the World's Most Refreshing Beer. We expect it will also invest more than ever on digital and social channels to engage and recruit 21-34 year olds. Miller Lite, the original light beer with less carbs and calories, plans to further enhance its competitive messaging to drive greater consumer affinity and brand switching from its major competitor.

In Canada, our First Choice Commercial excellence approach and capability is building. In terms of commercial performance, there are multiple highlights. Our total share trend has improved three quarters in a row and Coors Light’s segment share also improved three quarters in a row, improving to flat in the fourth quarter. Craft volume grew driven by Belgian Moon and Creemore and our non-alcoholic portfolio of Coors Edge and Heineken 0.0 is delivering strong volume and segment share growth. In the value segment, we delivered strong share growth in 2018 driven by our simplified portfolio strategy and the launch of Miller High Life. As we look at 2019 and beyond, we believe there is growth potential from our innovation pipeline. Coors Slice, for example, is an innovation that strengthens the Coors trademark, and we are encouraged by the tests behind our pending introduction of Aqua-Relle, our hard sparkling water. Our commitment to customer excellence includes the adoption of BeerMate to strengthen field sales management and promising joint business plan pilots with key customers. For example, a pilot with Ontario’s LCBO is producing beer category growth well in excess of the total industry performance. Our two largest brands will benefit from new advertising, brand redesign, and innovation in 2019. For Coors Light, we launch our new “The Mountains Are Calling” campaign and introduce new packages, including a new chill pack in time for summer and the Molson trademark enters 2019 with a new brand redesign and communication platform which we expect will unlock latent passion for the brand. The Miller brand trademark returned to our portfolio in 2016, and we plan to build on a very successful 2018: building awareness and distribution of Miller High Life since its launch early last year, rolling out Miller Lite nationally after a successful trial in Newfoundland, and adding to the success of Miller Genuine Draft in other non-U.S. markets by expanding the brand’s availability and above premium positioning.

In Europe, our brand volumes are growing and premiumizing. Our national champion portfolio inflected to positive volume growth last year, our global brands continued to grow well in excess of the industry, and our above premium and craft portfolio also contributed to growth and mix. Our First Choice for Customer focus is also strengthening our customer relationships. For example, according to the Advantage survey of U.K. retailers, we rate number one in the Multiple On-Trade across all beverage suppliers. Our national champion brands in Europe had a solid year, and we still aim for more. Our largest brand, Carling, has just begun a major new 360 campaign, “Made Local,” which started this month, and we anticipate it will continue throughout 2019 and we believe it will strengthen the brand's market leading position. Finally, in Europe, we are exporting and licensing our brands to multiple new markets. We are generating increasing profit from this business and are excited about its future because it is low capital intensity and we believe it offers considerable room for growth.

In International, last year was year-one of our new International strategy, targeting focus markets and implementing the many actions that have improved profitability. These include our shift to local production in Mexico, favorable changes in the pricing of Coors Light, Miller Genuine Draft, and Miller Lite, accelerated growth of Blue Moon and Miller High Life, and improved performance at retail. International’s recent wins include Miller Genuine Draft capturing leadership of Paraguay’s premium segment, our new Blue Moon Tap House in Panama which we expect to be the first of many, and strong growth across our portfolio in Latin America and India. Looking forward, our International business will remain committed to top- and bottom-line growth driven by continued focus on portfolio mix improvements, building capabilities to expand within our priority markets and potential strategic entry into new markets.
Cost Savings
We intend to deliver cost savings on our three-year cost savings program for 2017 to 2019 of approximately $700 million, including approximately $205 million in 2019. Delivering on these savings commitments will be particularly important given recent increases in input costs such as aluminum and fuel as well as impacts of inflation. Our next generation cost savings program, for 2020 through 2022, is currently expected to deliver approximately $450 million over the three-year program term and is focused around many of the same functions of the business as the current program.
Capital Expenditures
We currently expect to incur total capital expenditures of approximately $700 million in 2019, based on foreign exchange rates as of December 31, 2018, including capital expenditures associated with the construction of our new British Columbia and Montreal breweries and excluding capital spending by equity method joint ventures.
Interest
We anticipate 2019 consolidated net interest expense of approximately $300 million, based on foreign exchange and interest rates as of December 31, 2018.
Tax
We expect our effective tax rate to be in the range of 18 to 22 percent for 2019, which remains subject to additional definitive guidance from the U.S. government regarding the implementation of the 2017 Tax Act. Our preliminary view of our long-term effective tax rate (after 2019) is in the range of 20 to 24 percent.
Dividends and Stock Repurchases
We currently plan to maintain our current quarterly dividend of $0.41 per share until we achieve a leverage ratio of approximately 3.75x debt to EBITDA on a rating agency basis, which we expect to achieve around the middle of 2019. Upon achieving approximately 3.75x leverage, our board's intention is to reinstitute a dividend payout-ratio target in the range of 20-25% of annual trailing EBITDA for the second half of 2019 and ongoing thereafter. We have suspended our share repurchase program as we continue to pay down debt which we plan to revisit as we deleverage.
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
As of December 31, 2018, on a weighted-average basis, the discount rates used were 3.44% for our defined benefit pension plans and 3.92% for our OPEB plans. The change from the weighted-average discount rates of 3.01% for our defined benefit pension plans and 3.34% for our postretirement plans as of December 31, 2017, is primarily the result of overall market changes during 2018.
A 50 basis point change in our discount rate assumptions would have had the following effects on the projected benefit obligation balances as of December 31, 2018, for our pension and OPEB plans:

	Impact to projected benefit obligation as of December 31, 2018 - 50 basis points
	Decrease	Increase
	(In millions)
Projected benefit obligation - unfavorable (favorable)
Pension obligation	$350.0	$(313.1)
OPEB obligation	35.4	(33.2)
Total impact to the projected benefit obligation	$385.4	$(346.3)

Our U.K. pension plan includes benefits linked to inflation. The above sensitivity analysis does not consider the implications to inflation resulting from the above contemplated discount rate changes. This sensitivity holds all other assumptions constant.
Long-Term Expected Rates of Return on Assets
The assumed long-term expected return on assets is used to estimate the actual return that will occur on each individual funded plan's respective plan assets in the upcoming year. We determine each plan's EROA with substantial input from independent investment specialists, including our actuaries and other consultants. In developing each plan's EROA, we consider current and expected asset allocations, historical market rates as well as historical and expected returns on each plan's individual asset classes. In developing future return expectations for each of our plan's assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads. The calculation includes inputs for interest, inflation, credit, and risk premium (active investment management) rates and fees paid to service providers. Based on the above factors and expected asset allocations, we have assumed, on a weighted-average basis, an EROA of 4.38% for our defined benefit pension plan assets for cost recognition in 2019. This is an increase from the weighted-average rate of 4.10% we had assumed in 2018. We believe that our EROA assumptions are appropriate; however, significant changes in our assumptions or actual returns that differ significantly from estimated returns may materially affect our net periodic pension costs.
To compute the expected return on plan assets, we apply the EROA to the market-related value of the pension plan assets adjusted for projected benefit payments to be made from the plan assets and projected contributions to the plan assets. We use the fair value approach to calculate the market-related value of pension plan assets used to determine net periodic pension cost, which includes measuring the market-related value of plan assets at fair value for purposes of determining the expected return on plan assets and amount of gain or loss subject to amortization.
A 50 basis point change in our discount rate and expected return on assets assumptions made at the beginning of 2018 would have had the following effects on 2018 net periodic pension and postretirement benefit costs:

	Impact to 2018 pension and postretirement benefit costs - 50 basis points (unfavorable) favorable
	Decrease	Increase
	(In millions)
Description of pension and postretirement plan sensitivity item
Expected return on pension plan assets	$(28.4)	$28.4
Discount rate on pension plans	$2.7	$(7.5)
Discount rate on postretirement plans	$1.8	$(1.6)
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
Equity assets are diversified between domestic and other international investments. Relative allocations reflect the demographics of the respective plan participants. See Part II—Item 8 Financial Statements and Supplementary Data, Note 15, "Employee Retirement Plans and Postretirement Benefits" of the Notes for a comparison of target asset allocation percentages to actual asset allocations as of December 31, 2018.
Other Considerations
Our net periodic pension and postretirement benefit costs are also influenced by the potential amortization (or non-amortization) from accumulated other comprehensive income (loss) of deferred gains and losses, which occur when actual experience differs from estimates. We employ the corridor approach for determining each plan's amortization. This approach defines the “corridor” as the greater of 10% of the PBO or 10% of the market-related value of plan assets (as discussed above)

and requires amortization of the excess net gain or loss that exceeds the corridor over the average remaining service periods of active plan participants. For our closed plans or plans that are primarily inactive, the average remaining life expectancy of all plan participants (including retirees) is used. If our actuarial losses significantly exceed this corridor in the future, significant incremental pension and postretirement costs could result. As of year-end 2018, the deferred losses of several of our Canadian plans, as well as those in our U.K. plan, and the deferred gains of our U.S. plan, exceeded the 10% corridor.
The assumed health care cost trend rates represent the rates at which health care costs are assumed to increase and are based on actuarial input and consideration of historical and expected experience. We use these trends as a significant assumption in determining our postretirement benefit obligation and related costs. Changes in our projections of future health care costs due to general economic conditions and those specific to health care will impact this trend rate. An increase in the trend rate would increase our obligation and expense of our postretirement health care plan. We believe that our health care cost trend rate assumptions are appropriate; however, significant changes in our assumptions may materially affect our postretirement benefit obligations and related costs. As of December 31, 2018, the health care trend rates used were ranging ratably from 6.5% in 2019 to 4.5% in 2037, consistent with our health care trend rates ranging ratably from 6.8% in 2018 to 4.5% in 2037 used as of December 31, 2017. See Part II—Item 8 Financial Statements and Supplementary Data, Note 15, "Employee Retirement Plans and Postretirement Benefits" of the Notes for further information.
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
See Part I—Item 3 Legal Proceedings and Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" of the Notes for a discussion of our contingencies, environmental and litigation reserves as of December 31, 2018.
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
We use a combination of discounted cash flow analyses and market approaches to determine the fair value of each of our reporting units, and an excess earnings approach to determine the fair values of our Coors and Miller brand families in the U.S. and Staropramen brand in Europe. We utilized a qualitative assessment of the Coors Light distribution rights in Canada and the Carling brand in Europe, in order to determine whether the fair value of these indefinite-lived intangible assets is in excess of its carrying value. The decision to utilize a qualitative assessment in the current year for these brands was the result of taking several factors into consideration, including the excess of the respective brands' fair value over its carrying value in the prior year quantitative impairment analysis. Our discounted cash flow projections include assumptions for growth rates for sales, costs and profits, which are based on various long-range financial and operational plans of each reporting unit or each indefinite-lived intangible asset. Additionally, discount rates used in our goodwill analysis are based on weighted-average cost of capital, driven by the prevailing interest rates in geographies where these businesses operate, as well as the credit ratings, financing abilities and opportunities of each reporting unit, among other factors. Discount rates for the indefinite-lived intangible analysis by brand largely reflect the rates supporting the overall reporting unit valuation but may differ slightly to adjust for country or market specific risk associated with a particular brand. Our market-based valuations utilize earnings multiples of comparable public companies, which are reflective of the market in which each respective reporting unit operates, and recent comparable market transactions.
Changes in the factors used in our fair value estimates, including declines in industry or company-specific beer volume sales, margin erosion, termination of brewing and/or distribution agreements with other brewers, and discount rates used, could have a significant impact on the fair values of the reporting units and indefinite-lived intangible assets.
Reporting Units and Goodwill
The fair value of the U.S., Europe and Canada reporting units were estimated at approximately 19%, 11% and 6% in excess of carrying value, respectively, as of the October 1, 2018, testing date. In the current year testing, it was determined that the fair value of each of the reporting units declined from the prior year, resulting in our Europe and Canada reporting units now being considered at risk of impairment. The decline in fair value across all reporting units in the current year is largely due to the recent interest rate environment which has resulted in an increase to the risk-free rate included in our current year discount rate calculations. This fact, coupled with the recent changes in market conditions resulting in lower earnings multiples of comparable public companies within our market-based valuations, adversely impacted the results of our impairment testing. In the U.S. reporting unit, market driven declines from the prior year were partially offset by a decrease in the tax rate driven by the enactment of the 2017 Tax Act within the U.S., as well as inclusion of incremental cost saving initiatives included in the current year forecast. In the Europe reporting unit, declines from the prior year were partially offset by continued volume and revenue growth throughout 2018 benefiting management's forecasts and positively impacting the forecasted future cash flows of the reporting unit. The market-driven decline in the excess of the fair value over the carrying value of the Canada reporting unit was coupled with continued challenging industry dynamics during the year, including continued performance declines within the Molson and Coors Light core brands, resulting in a reduction of forecasted results in comparison to the prior year. These declines were slightly offset by incremental cost saving initiatives included in the current year forecast. The fair value of the India reporting unit declined slightly from the prior year, as a result of shifts in business strategy; however, fair value of the India reporting unit continues to remain in excess of its carrying value as of our annual testing date.
Intangible Assets
The Coors and Miller indefinite-lived brands in the U.S. continue to be sufficiently in excess of their respective carrying values as of the annual testing date.
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
We utilized Level 3 fair value measurements in our impairment analysis of certain indefinite-lived intangible brand assets, including the Coors and Miller brands in the U.S., and the Staropramen brand in Europe, which utilizes an excess earnings approach to determine the fair values of these assets as of the testing date. The future cash flows used in the analysis are based on internal cash flow projections based on our long range plans and include significant assumptions by management as noted below. Separately, we performed qualitative assessments of certain indefinite-lived intangible assets, including the Coors Light brand distribution rights in Canada, Carling brand in Europe and water rights in the U.S., to determine whether it was more likely than not that the fair values of these assets were greater than their respective carrying amounts. Based on the qualitative assessments, we determined that a full quantitative analysis was not necessary.
Key Assumptions
As of the date of our annual impairment test, performed as of October 1, the Europe and Canada reporting unit goodwill balances are at risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including prolonged weakening of economic conditions, or significant unfavorable changes in tax, environmental or other regulations, including interpretations thereof), terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flow analyses. For testing purposes of our reporting units, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections used for our Canada reporting unit testing reflect continued challenges within the beer industry in Canada adversely impacting the projected cash flows of the business, offset by growth resulting from the benefit of anticipated cost savings and specific brand-building and innovation activities. Current projections used for our Europe reporting unit incorporate ongoing anticipated cost savings, coupled with continued volume and revenue growth. Positive assumptions included in management's forecast for both the Europe and Canada reporting units are being offset by adverse market conditions negatively impacting discount rate and market multiple assumptions applied to our fair valuation models in the current year.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units and indefinite-lived intangibles may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in sales volume and increase in costs that could significantly impact our immediate and long-range results, a decrease in sales volume driven by a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long-term volume trends, a continuation of the trend away from core brands in certain of our markets, especially in markets where our core brands represent a significant portion of the market, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) adverse changes in macroeconomic conditions or an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a recession), (iii) volatility in the equity and debt markets or other country specific factors which could result in a higher weighted-average cost of capital, (iv) sensitivity to market multiples; and (v) regulation limiting or banning the manufacturing, distribution or sale of alcoholic beverages.
Based on known facts and circumstances, we evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual assessment and incorporate into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses.
In 2018, the discount rates used in developing our fair value estimates for each of our reporting units were 9.00%, 9.25% and 9.50% for our U.S, Canada and Europe reporting units, respectively. The rates used for our reporting unit testing increased for each of the reporting units in the current year. In 2018, discount rates used for testing of indefinite-lived intangibles ranged from 9.25% to 10.50% considering the market or country specific risk premium for each geography in which our brands are based. The discount rates for the Coors and Miller brands in the U.S., and the Staropramen brand in Europe, increased compared to the discount rates used in the prior year analysis, primarily due to an increase in the risk-free rates included in our current year discount rate calculations.

While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future. For example, a 50 basis point increase in our discount rate assumptions, which is within a reasonable range of historical discount rate fluctuations between test dates, would have had the following effects on the fair value cushion in excess of carrying value for the U.S., Europe and Canada reporting units as of the October 1, 2018, test date:

	Impact to the fair value cushion as of October 1, 2018 - 50 basis points increase
	Cushion (as reported)	Cushion (post-sensitivity)
	% of fair value in excess of carrying value
Reporting units:
United States	19%	16%
Europe	11%	8%
Canada	6%	3%
Post sensitivity, the fair values of the U.S., Europe and Canada reporting units remain in excess of the their carrying values. The discount rate sensitivity holds all other assumptions and inputs constant.
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. Excluding the definite-lived intangible asset impairment charge associated with the triggering event that occurred in Bihar, India, which resulted in an impairment of tangible assets of $11.0 million and impairment of goodwill and definite-lived intangibles of $19.8 million in 2016, no such triggering events resulting in an impairment charge were identified in 2018, 2017 or 2016. See Part II—Item 8 Financial Statements and Supplementary Data, Note 10, "Goodwill and Intangible Assets" of the Notes for further discussion.
As of December 31, 2018, the carrying values of goodwill and intangible assets were approximately $8.3 billion and $13.8 billion, respectively. If actual performance results differ significantly from our projections or we experience significant fluctuations in our other assumptions, a material impairment charge may occur in the future. See Part II—Item 8 Financial Statements and Supplementary Data, Note 10, "Goodwill and Intangible Assets" of the Notes for further discussion and presentation of these amounts.
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
We provide for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the U.S., except for those earnings that we consider to be permanently reinvested. However, we continue to monitor the impacts of the 2017 Tax Act, as defined in Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Income Tax," including yet to be issued regulations and interpretations, on the tax consequences of future repatriations. Future sales of foreign subsidiaries are not exempt from capital gains tax in the U.S. under the 2017 Tax Act. We have no plans to dispose of any of our foreign subsidiaries and are not recording deferred taxes on outside basis differences in foreign subsidiaries for the sale of a foreign subsidiary.

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
New Accounting Pronouncements
New Accounting Pronouncements Not Yet Adopted
Leases
In February 2016, the FASB issued authoritative guidance intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and liabilities on the balance sheet and disclosure of key information about leasing arrangements. We will adopt this guidance and all related amendments applying the modified retrospective transition approach to all lease arrangements as of the effective date of adoption, January 1, 2019. Additionally, for existing leases as of the effective date, we will elect the package of practical expedients available at transition to not reassess the historical lease determination, lease classification and initial direct costs.
For operating leases, the adoption of this new guidance is currently expected to result in the recognition of right-of-use ("ROU") assets of between approximately $150 million and $160 million, and aggregate current and non-current lease liabilities of between approximately $160 million and $170 million, as of the effective date of adoption, including immaterial reclassifications of prepaid and deferred rent balances into ROU assets. Additionally, as a result of the cumulative impact of adopting the new guidance, we expect to record a net increase to opening retained earnings of between $30 million and $35 million as of January 1, 2019, with the offsetting impact within other assets, related to our share of the accelerated recognition of deferred gains on non-qualifying and other sale-leaseback transactions by an equity method investment within our Canada segment. We are in the process of finalizing this transition adjustment calculation, which will be completed during the first quarter of 2019. Additionally, while our accounting for finance leases will remain unchanged at adoption, we will prospectively change the presentation of finance lease liabilities within the consolidated balance sheets to be presented within current portion of long-term debt and short-term borrowings and long-term debt, as appropriate. The adoption of this guidance is not expected to impact our cash flows from operating, investing, or financing activities.
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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2016
(IN MILLIONS, EXCEPT PER SHARE DATA)

	MCBC Historical(1) As Restated	MillerCoors Historical(2)	Pro Forma Adjustments(1) As Restated	Note	Pro Forma Combined
Financial volume in hectoliters	46.912	55.750	(0.728)	(1)	101.934

Sales	$6,597.4	$6,987.2	$(39.5)	(1)	$13,545.1
Excise taxes	(1,712.4)	(861.8)	12.3	(1)	(2,561.9)
Net sales	4,885.0	6,125.4	(27.2)		10,983.2
Cost of goods sold	(2,999.0)	(3,426.6)	77.3	(2)	(6,348.3)
Gross profit	1,886.0	2,698.8	50.1		4,634.9
Marketing, general and administrative expenses	(1,597.2)	(1,403.9)	40.2	(3)	(2,960.9)
Special items, net	2,532.9	(111.3)	(2,965.0)	(4)	(543.4)
Equity income in MillerCoors	500.9	—	(500.9)		—
Operating income (loss)	3,322.6	1,183.6	(3,375.6)		1,130.6
Interest income (expense), net	(244.4)	(1.4)	(123.0)	(5)	(368.8)
Other pension and postretirement benefits (costs), net	8.4	(14.4)	—		(6.0)
Other income (expense), net	(32.5)	3.7	58.9	(6)	30.1
Income (loss) before income taxes	3,054.1	1,171.5	(3,439.7)		785.9
Income tax benefit (expense)(2)	(1,454.3)	(3.3)	980.4	(7)	(477.2)
Net income (loss) including noncontrolling interests(2)	1,599.8	1,168.2	(2,459.3)		308.7
Net income (loss) attributable to noncontrolling interests	(5.9)	(11.0)	—		(16.9)
Net income (loss) attributable to MCBC(2)	$1,593.9	$1,157.2	$(2,459.3)		$291.8

Basic net income (loss) attributable to Molson Coors Brewing Company per share(2)	$7.52				$1.36
Diluted net income (loss) attributable to Molson Coors Brewing Company per share(2)	$7.47				$1.35
Weighted-average shares—basic	212.0		2.7	(8)	214.7
Weighted-average shares—diluted	213.4		2.7	(8)	216.1

(1)
The MCBC historical results and pro forma adjustments columns reflect the impact of the correction of errors in the accounting for income taxes related to the deferred tax liabilities for our partnership in MillerCoors as discussed in Part II—Item 8 Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies." The correction of these errors had no impact on our pro forma combined results.

(2)	Represents MillerCoors' activity for the pre-Acquisition periods of January 1, 2016, through October 10, 2016.

(1)	Sales

The following pro forma adjustments eliminate beer sales between MCBC and MillerCoors for the year ended December 31, 2016, that were previously recorded as affiliate sales and became intercompany transactions after the Acquisition was completed and thus eliminate in consolidation.

For the year ended
December 31, 2016
(In millions)
Hectoliters of beer and other beverages sold	(0.728)

MCBC's beer sales to MillerCoors	$7.5
MillerCoors' beer sales to MCBC	32.0
Total pro forma adjustment to sales	$39.5
Excise tax adjustment(1)	$12.3

(1)
Represents a benefit associated with an anticipated refund to Coors Brewing Company ("CBC"), a wholly-owned subsidiary of MCBC, of U.S. federal excise tax paid on products imported by CBC based on qualifying volumes exported by CBC from the U.S.

(2)	Cost of Goods Sold

The following pro forma adjustments (increase)/decrease cost of goods sold for the year ended December 31, 2016:

For the year ended
December 31, 2016
(In millions)
MillerCoors' beer purchases from MCBC (1)	$7.5
MCBC's beer purchases from MillerCoors (1)	32.0
Depreciation (2)	(46.1)
MillerCoors' royalties paid to SABMiller (3)	13.2
Policy reclassification (4)	(18.6)
Historical charges recorded for pallets (5)	7.3
Historical charges recorded for inventory step-up (6)	82.0
Total pro forma adjustment to cost of goods sold	$77.3

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

Based on the estimated fair values of identifiable amortizable intangible assets and depreciable property, plant and equipment, and the estimated useful lives assigned, the following pro forma adjustments to amortization and depreciation expenses have been made to marketing, general and administrative expenses for the year ended December 31, 2016. Additionally, a pro forma adjustment has been made to eliminate MillerCoors' service agreement income related to charges to SABMiller for the year ended December 31, 2016, that were previously recorded as a reduction to MillerCoors' marketing, general and administrative expenses as this activity with SABMiller ceased upon completion of the Acquisition. We have also removed transaction related costs included in the historical MCBC statements of operations as they will not have a continuing impact. The pro forma adjustments to increase/(decrease) marketing, general and administrative expense are as follows:

For the year ended
December 31, 2016
(In millions)
Marketing, general and administrative pro forma adjustment for depreciation and amortization	$56.5
MillerCoors' service agreement charges to SABMiller	1.6
Policy reclassification - See cost of goods sold note 4 above	(18.6)
Historical transaction costs	(79.7)
Total pro forma adjustment to marketing, general and administrative expenses	$(40.2)

(4)	Special Items, Net

For the year ended
December 31, 2016
(In millions)
Pro forma adjustment to special items, net(1)	$(2,965.0)

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

For the year ended
December 31, 2016
(In millions)
Term loan interest expense adjustments	$52.7
Interest expense adjustments from debt issued on July 7, 2016	204.1
Historical net interest on other items discussed above	(133.8)
Total pro forma adjustment to interest expense	$123.0

(6)	Other Income (Expense)

Represents the elimination of historical financing costs that do not have a continuing impact related to the bridge loan and other derivative and foreign exchange net gains recorded on cash received from the debt issued on July 7, 2016, which have been included in the historical financial statements within other income (expense).

For the year ended
December 31, 2016
(In millions)
Historical financing costs on the bridge loan	$63.4
Historical derivative and foreign exchange net gains related to debt issued on July 7, 2016	(4.5)
Total pro forma adjustment to other income (expense)	$58.9

(7)	Income Tax Benefit (Expense)

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

For the year ended
December 31, 2016
(In millions)
Total pro forma adjustment to income tax benefit (expense)(1)	$980.4

(1)
Includes the impact of the restatement to correct errors related to income tax accounting. See details at Part II—Item 8 Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Accounting Policies" as previously discussed.

(8)	Weighted-Average Shares Outstanding

Weighted-average shares outstanding have been calculated to include the impact of the shares that were issued in the first quarter of 2016 in conjunction with the February 3, 2016, equity offering, which was completed to fund a portion of the Acquisition. As such, the below adjustment assumes such shares were outstanding on January 1, 2016.

For the year ended
December 31, 2016
(In millions)
Impact of shares issued in February 3, 2016, equity offering
Weighted-average shares—basic	2.7
Weighted-average shares—diluted	2.7

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

Equity Price Risk
We currently hold warrants allowing us the option to purchase common shares of HEXO Corp. ("HEXO"), our Truss LP ("Truss") joint venture partner in Canada. These warrants are subject to equity price risk, representative of the potential future loss of value that would result from a decline in the market price of HEXO's underlying common shares.
Details of market-risk sensitive debt, derivative and other financial instruments are included in the table below. Notional amounts and fair values are presented in USD based on the applicable exchange rate as of December 31, 2018. See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Debt" and Note 16, "Derivative Instruments and Hedging Activities" of the Notes for further discussion.

	Notional amounts by expected maturity date							December 31, 2018
	Year end
	2019	2020	2021	2022	2023	Thereafter	Total	Fair value Asset/ (Liability)
	(In millions)
Long-term debt:
CAD 500 million 2.75% notes due 2020	$—	$366.6	$—	$—	$—	$—	$366.6	$(368.4)
CAD 500 million 2.84% notes due 2023	$—	$—	$—	$—	$366.6	$—	$366.6	$(357.4)
CAD 500 million 3.44% notes due 2026	$—	$—	$—	$—	$—	$366.6	$366.6	$(352.3)
$500 million 1.45% notes due 2019	$500.0	$—	$—	$—	$—	$—	$500.0	$(498.1)
$500 million 1.90% notes due 2019	$500.0	$—	$—	$—	$—	$—	$500.0	$(501.6)
$500 million 2.25% notes due 2020	$—	$500.0	$—	$—	$—	$—	$500.0	$(502.8)
$1.0 billion 2.10% notes due 2021	$—	$—	$1,000.0	$—	$—	$—	$1,000.0	$(968.7)
$500 million 3.5% notes due 2022	$—	$—	$—	$500.0	$—	$—	$500.0	$(496.7)
$2.0 billion 3.0% notes due 2026	$—	$—	$—	$—	$—	$2,000.0	$2,000.0	$(1,813.2)
$1.1 billion 5.0% notes due 2042	$—	$—	$—	$—	$—	$1,100.0	$1,100.0	$(1,020.4)
$1.8 billion 4.2% notes due 2046	$—	$—	$—	$—	$—	$1,800.0	$1,800.0	$(1,529.1)
EUR 500 million notes due 2019	$573.4	$—	$—	$—	$—	$—	$573.4	$(573.7)
EUR 800 million 1.25% notes due 2024	$—	$—	$—	$—	$—	$917.4	$917.4	$(910.8)
Foreign currency management:
Forwards	$156.1	$109.2	$59.3	$14.0	$—	$—	$338.6	$16.3
Cross currency swaps	$—	$500.0	$—	$—	$—	$—	$500.0	$36.5
Interest rate management:
Forward starting interest rate swaps	$—	$—	$250.0	$250.0	$—	$1,000.0	$1,500.0	$(12.3)
Commodity pricing management:
Swaps	$520.7	$268.2	$77.1	$2.4	$—	$—	$868.4	$(42.0)
Options	$46.6	$—	$—	$—	$—	$—	$46.6	$—
We hold warrants providing us with the ability to purchase 11.5 million common shares of HEXO, our Truss joint venture partner, at a strike price of CAD 6.00 per share which expire on October 4, 2021. The fair value of our warrant asset at December 31, 2018, was $19.6 million.
Sensitivity Analysis
Our market sensitive derivative and other financial instruments, as defined by the SEC, are debt, foreign currency forward contracts, commodity swaps, commodity options, cross currency swaps, forward starting interest rate swaps and warrants. We monitor foreign exchange risk, interest rate risk, commodity risk, equity price risk and related derivatives using a sensitivity analysis.

The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolio, with the exception of interest rate risk to our forward starting interest rate swaps in which we have applied an absolute 1% adverse change to the respective instrument's interest rate:

	As of
	December 31, 2018	December 31, 2017
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(35.1)	$(36.5)
Foreign currency denominated debt	$(249.3)	$(310.0)
Cross currency swaps	$(43.3)	$—
Interest rate risk:
Debt	$(302.1)	$(311.9)
Forward starting interest rate swaps	$(126.2)	$—
Commodity price risk:
Commodity swaps	$(77.5)	$(43.5)
Commodity options	$—	$—
Equity price risk:
Warrants	$(2.8)	$—
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ materially from the results presented in the table above.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements	Page
Consolidated Financial Statements:
Management's Report	78
Report of Independent Registered Public Accounting Firm	80
Consolidated Statements of Operations for the years ended December 31, 2018, December 31, 2017, and December 31, 2016	82
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, December 31, 2017, and December 31, 2016	83
Consolidated Balance Sheets as of December 31, 2018, and December 31, 2017	84
Consolidated Statements of Cash Flows for the years ended December 31, 2018, December 31, 2017, and December 31, 2016	85
Consolidated Statements of Stockholders' Equity and Noncontrolling Interests for the years ended December 31, 2018, December 31, 2017, and December 31, 2016	87
Notes to Consolidated Financial Statements	89
Note 1, "Basis of Presentation and Summary of Significant Accounting Policies"	89
Note 2, "New Accounting Pronouncements"	98
Note 3, "Segment Reporting"	102
Note 4, "Acquisition and Investments"	106
Note 5, "Other Income and Expense"	114
Note 6, "Income Tax"	114
Note 7, "Special Items"	120
Note 8, "Stockholders' Equity"	122
Note 9, "Properties"	123
Note 10, "Goodwill and Intangible Assets"	124
Note 11, "Debt"	128
Note 12, "Inventories"	131
Note 13, "Share-Based Payments"	131
Note 14, "Accumulated Other Comprehensive Income (Loss)"	135
Note 15, "Employee Retirement Plans and Postretirement Benefits"	136
Note 16, "Derivative Instruments and Hedging Activities"	146
Note 17, "Accounts Payable and Other Current Liabilities"	155
Note 18, "Commitments and Contingencies"	155
Note 19, "Supplemental Guarantor Information"	159
Note 20, "Quarterly Financial Information (Unaudited)"	171

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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework and criteria established in Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
A material weakness, as defined in Exchange Act Rule 12b-2, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As part of preparing our 2018 consolidated financial statements, we identified errors in the accounting for income taxes related to the deferred tax liabilities for our partnership in MillerCoors. Following the Acquisition in 2016, MillerCoors continued as a partnership for tax purposes until 2018, at which point the partnership was dissolved. Upon the dissolution of the MillerCoors partnership, we changed our outside basis deferred tax liability for our investment in the partnership to separate deferred tax positions for each of the individual book-tax basis differences in the underlying assets and liabilities of MillerCoors. In doing so, we identified a difference between the deferred tax liabilities recorded and the deferred tax liabilities required. As a result, we concluded that the deferred tax liabilities and deferred tax expense associated with our remeasurement of our previously held equity interest in MillerCoors was incorrectly calculated upon close of the Acquisition in the fourth quarter of 2016. Specifically, upon closing of the Acquisition and completion of the related deferred income tax calculations, we did not reconcile the outside basis deferred income tax liability for the investment in the partnership to the book-tax difference in the underlying assets and liabilities within the partnership.

As part of our annual assessment of internal control over financial reporting, we have determined that a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2018. A material weakness existed in that we did not design and maintain effective controls over the completeness and accuracy of the accounting for, and disclosure of, the income tax effects of acquired partnership interests. Specifically, we did not design appropriate controls to identify and reconcile deferred income taxes associated with the accounting for acquired partnership interests. This material weakness resulted in material errors in connection with our step acquisition of MillerCoors that were corrected through the restatement of the consolidated financial statements as of and for the years ended December 31, 2017, and December 31, 2016, as described in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" to the consolidated financial statements and the correction of the unaudited quarterly financial information for fiscal years 2018 and 2017. Additionally, this material weakness could result in misstatements to the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018.

Management's Plan for Remediation of the Material Weakness

In response to the material weakness described above, with the oversight of the Audit Committee of our Board of Directors, management is currently evaluating our policies and procedures related to the accounting for income taxes and plans to design and implement adequate internal controls to ensure that (i) the income tax effects of acquired partnership interests are properly accounted for and disclosed in the period of acquisition, and (ii) the resulting investment in partnership deferred income tax assets and liabilities are assessed and reconciled periodically to the book-tax differences in the underlying assets and liabilities within the partnership to determine whether any adjustment is necessary.

The remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment. Management is committed to continuous improvement of the Company’s internal control over financial reporting and will continue to diligently review the Company’s internal control over financial reporting.
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

/s/ MARK R. HUNTER	/s/ TRACEY I. JOUBERT
Mark R. Hunter	Tracey I. Joubert
President & Chief Executive Officer	Chief Financial Officer
Molson Coors Brewing Company	Molson Coors Brewing Company
February 12, 2019	February 12, 2019

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Molson Coors Brewing Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Molson Coors Brewing Company and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and noncontrolling interests and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 appearing under Item 15(c) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the completeness and accuracy of the accounting for and disclosure of the income tax effects of acquired partnership interests.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Previously Issued Financial Statements

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2017 and 2016 financial statements to correct errors.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 12, 2019

We have served as the Company's auditor since 1974.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Years Ended
	December 31, 2018	December 31, 2017	December 31, 2016
		As Restated	As Restated
Sales	$13,338.0	$13,471.5	$6,597.4
Excise taxes	(2,568.4)	(2,468.7)	(1,712.4)
Net sales	10,769.6	11,002.8	4,885.0
Cost of goods sold	(6,584.8)	(6,236.7)	(2,999.0)
Gross profit	4,184.8	4,766.1	1,886.0
Marketing, general and administrative expenses	(2,802.7)	(3,052.0)	(1,597.2)
Special items, net	249.7	(36.4)	2,532.9
Equity income in MillerCoors	—	—	500.9
Operating income (loss)	1,631.8	1,677.7	3,322.6
Other income (expense), net
Interest expense	(306.2)	(349.3)	(271.6)
Interest income	8.0	6.0	27.2
Other pension and postretirement benefits (costs), net	38.2	47.4	8.4
Other income (expense), net	(12.0)	1.4	(32.5)
Total other income (expense), net	(272.0)	(294.5)	(268.5)
Income (loss) before income taxes	1,359.8	1,383.2	3,054.1
Income tax benefit (expense)	(225.2)	204.6	(1,454.3)
Net income (loss)	1,134.6	1,587.8	1,599.8
Net (income) loss attributable to noncontrolling interests	(18.1)	(22.2)	(5.9)
Net income (loss) attributable to Molson Coors Brewing Company	$1,116.5	$1,565.6	$1,593.9

Net income (loss) attributable to Molson Coors Brewing Company per share:
Basic	$5.17	$7.27	$7.52
Diluted	$5.15	$7.23	$7.47

Weighted-average shares outstanding:
Basic	216.0	215.4	212.0
Dilutive effect of share-based awards	0.6	1.1	1.4
Diluted	216.6	216.5	213.4

Anti-dilutive securities excluded from computation of diluted EPS	0.8	0.3	0.1
See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)

	For the Years Ended
	December 31, 2018	December 31, 2017	December 31, 2016
		As Restated	As Restated
Net income (loss) including noncontrolling interests	$1,134.6	$1,587.8	$1,599.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(359.0)	686.7	(234.4)
Reclassification of cumulative translation adjustment to income	6.0	—	—
Unrealized gain (loss) on derivative and non-derivative financial instruments	10.9	(133.4)	9.7
Reclassification of derivative (gain) loss to income	2.5	1.3	(3.0)
Pension and other postretirement benefit adjustments	43.5	145.7	53.8
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income and settlement	4.9	3.6	22.8
Reclassification of historical share of MillerCoors' AOCI loss	—	—	258.2
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	(0.8)	10.4	22.3
Total other comprehensive income (loss), net of tax	(292.0)	714.3	129.4
Comprehensive income (loss)	842.6	2,302.1	1,729.2
Comprehensive (income) loss attributable to noncontrolling interests	(16.1)	(24.7)	(3.0)
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$826.5	$2,277.4	$1,726.2
See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (IN MILLIONS)

	As of
	December 31, 2018	December 31, 2017
		As Restated
Assets
Current assets:
Cash and cash equivalents	$1,057.9	$418.6
Accounts and other receivables:
Trade, less allowance for doubtful accounts of $14.5 and $17.2, respectively	736.0	728.3
Affiliate receivables	8.4	5.5
Other receivables, less allowance for doubtful accounts of $0.2 and $0.5, respectively	126.6	168.2
Inventories, less allowance for obsolete inventories of $16.2 and $8.1, respectively	591.8	591.5
Other current assets, net	245.6	277.6
Total current assets	2,766.3	2,189.7
Properties, less accumulated depreciation of $2,558.8 and $2,096.6, respectively	4,608.3	4,673.7
Goodwill	8,260.8	8,405.5
Other intangibles, less accumulated amortization of $810.3 and $662.3, respectively	13,776.4	14,296.5
Other assets	698.0	681.5
Total assets	$30,109.8	$30,246.9
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities (includes affiliate payables of $0.1 and $0.4, respectively)	$2,706.4	$2,684.5
Current portion of long-term debt and short-term borrowings	1,594.5	714.8
Total current liabilities	4,300.9	3,399.3
Long-term debt	8,893.8	10,598.7
Pension and postretirement benefits	726.6	848.5
Deferred tax liabilities	2,128.9	1,896.3
Other liabilities	323.8	316.8
Total liabilities	16,374.0	17,059.6
Commitments and contingencies (Note 18)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value per share (authorized: 500.0 shares; issued: 205.4 shares and 204.7 shares, respectively)	2.0	2.0
Class A exchangeable shares, no par value (issued and outstanding: 2.8 shares and 2.9 shares, respectively)	103.2	107.7
Class B exchangeable shares, no par value (issued and outstanding: 14.8 shares and 14.7 shares, respectively)	557.6	553.2
Paid-in capital	6,773.1	6,688.5
Retained earnings	7,692.9	6,958.4
Accumulated other comprehensive income (loss)	(1,150.0)	(860.0)
Class B common stock held in treasury at cost (9.5 shares and 9.5 shares, respectively)	(471.4)	(471.4)
Total Molson Coors Brewing Company stockholders' equity	13,507.4	12,978.4
Noncontrolling interests	228.4	208.9
Total equity	13,735.8	13,187.3
Total liabilities and equity	$30,109.8	$30,246.9
See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (IN MILLIONS)

	For the Years Ended
	December 31, 2018	December 31, 2017	December 31, 2016
		As Restated	As Restated
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$1,134.6	$1,587.8	$1,599.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Revaluation gain on previously held 42% equity interest in MillerCoors and AOCI reclassification	—	—	(2,965.0)
Inventory step-up in cost of goods sold	—	—	82.0
Depreciation and amortization	857.5	812.8	388.4
Amortization of debt issuance costs and discounts	12.7	23.2	66.5
Share-based compensation	42.6	58.3	29.9
(Gain) loss on sale or impairment of properties and other assets, net	(8.1)	(0.4)	396.0
Equity income in MillerCoors	—	—	(488.6)
Distributions from MillerCoors	—	—	488.6
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	193.1	(124.3)	(20.7)
Income tax (benefit) expense	225.2	(204.6)	1,454.3
Income tax (paid) received	32.3	86.0	(165.0)
Interest expense, excluding interest amortization	304.2	338.8	262.3
Interest paid	(308.7)	(350.3)	(162.5)
Pension expense (benefit)	(57.2)	(67.8)	(11.6)
Pension contributions paid	(8.9)	(310.0)	(12.1)
Change in current assets and liabilities (net of impact of business combinations) and other:
Receivables	(38.4)	(7.2)	65.6
Inventories	(10.6)	21.3	(23.2)
Payables and other current liabilities	27.6	31.0	144.9
Other assets and other liabilities	(66.6)	(28.3)	(2.7)
Net cash provided by operating activities	2,331.3	1,866.3	1,126.9
Cash flows from investing activities:
Additions to properties	(651.7)	(599.6)	(341.8)
Proceeds from sales of properties and other assets	32.5	60.5	174.5
Payment for completion of Acquisition, net of cash acquired	—	—	(11,961.0)
Investment in MillerCoors	—	—	(1,253.7)
Return of capital from MillerCoors	—	—	1,086.9
Other	(49.9)	0.9	8.5
Net cash used in investing activities	(669.1)	(538.2)	(12,286.6)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (IN MILLIONS)

	For the Years Ended
	December 31, 2018	December 31, 2017	December 31, 2016
		As Restated	As Restated
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	—	2,525.6
Exercise of stock options under equity compensation plans	16.0	4.0	11.2
Dividends paid	(354.2)	(353.4)	(352.9)
Payments on debt and borrowings	(319.8)	(3,000.1)	(223.9)
Proceeds on debt and borrowings	—	1,536.0	9,460.6
Debt issuance costs	(0.5)	(7.0)	(60.7)
Net proceeds from (payments on) revolving credit facilities and commercial paper	(374.3)	374.3	(1.1)
Other	23.9	(50.2)	(40.9)
Net cash provided by (used in) financing activities	(1,008.9)	(1,496.4)	11,317.9
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	653.3	(168.3)	158.2
Effect of foreign exchange rate changes on cash and cash equivalents	(14.0)	26.0	(28.2)
Balance at beginning of year	418.6	560.9	430.9
Balance at end of year	$1,057.9	$418.6	$560.9
See notes to consolidated financial statements. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for supplementary cash flow data.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS (IN MILLIONS)

		MCBC Stockholders' Equity
		Common stock		Exchangeable				Accumulated other	Common Stock held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
Balance as of December 31, 2015	$7,063.1	$—	$1.7	$108.2	$603.0	$4,000.4	$4,505.2	$(1,704.1)	$(471.4)	$20.1
Exchange of shares	—	—	—	(0.1)	(31.8)	31.9	—	—	—	—
Shares issued under equity compensation plan	(1.1)	—	—	—	—	(1.1)	—	—	—	—
Amortization of share-based compensation	32.3	—	—	—	—	32.3	—	—	—	—
Replacement share-based awards issued in conjunction with Acquisition	46.4	—	—	—	—	46.4	—	—	—	—
Acquisition of businesses	186.3	—	—	—	—	—	—	—	—	186.3
Purchase of noncontrolling interest	(0.1)	—	—	—	—	0.1	—	—	—	(0.2)
Net income (loss) including noncontrolling interests - As Restated	1,599.8	—	—	—	—	—	1,593.9	—	—	5.9
Other comprehensive income (loss), net of tax	129.4	—	—	—	—	—	—	132.3	—	(2.9)
Issuance of common stock	2,525.6	—	0.3	—	—	2,525.3	—	—	—	—
Distributions and dividends to noncontrolling interests	(6.2)	—	—	—	—	—	—	—	—	(6.2)
Dividends declared and paid - $1.64 per share	(352.9)	—	—	—	—	—	(352.9)	—	—	—
Balance as of December 31, 2016 - As Restated	$11,222.6	$—	$2.0	$108.1	$571.2	$6,635.3	$5,746.2	$(1,571.8)	$(471.4)	$203.0
Exchange of shares	—	—	—	(0.4)	(18.0)	18.4	—	—	—	—
Shares issued under equity compensation plan	(22.9)	—	—	—	—	(22.9)	—	—	—	—
Amortization of share-based compensation	57.3	—	—	—	—	57.3	—	—	—	—
Acquisition of business and purchase of noncontrolling interest	1.8	—	—	—	—	0.4	—	—	—	1.4
Net income (loss) including noncontrolling interests - As Restated	1,587.8	—	—	—	—	—	1,565.6	—	—	22.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS (Continued) (IN MILLIONS)

		MCBC Stockholders' Equity
		Common stock		Exchangeable				Accumulated other	Common Stock held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
Other comprehensive income (loss), net of tax	714.3	—	—	—	—	—	—	711.8	—	2.5
Distributions and dividends to noncontrolling interests	(20.2)	—	—	—	—	—	—	—	—	(20.2)
Dividends declared and paid - $1.64 per share	(353.4)	—	—	—	—	—	(353.4)	—	—	—
Balance as of December 31, 2017 - As Restated	$13,187.3	$—	$2.0	$107.7	$553.2	$6,688.5	$6,958.4	$(860.0)	$(471.4)	$208.9
Exchange of shares	—	—	—	(4.5)	4.4	0.1	—	—	—	—
Shares issued under equity compensation plan	2.8	—	—	—	—	2.8	—	—	—	—
Amortization of share-based compensation	42.2	—	—	—	—	42.2	—	—	—	—
Formation of consolidated joint venture (Note 4)	44.3	—	—	—	—	39.4	—	—	—	4.9
Purchase of noncontrolling interest	(0.2)	—	—	—	—	0.1	—	—	—	(0.3)
Net income (loss) including noncontrolling interests	1,134.6	—	—	—	—	—	1,116.5	—	—	18.1
Other comprehensive income (loss), net of tax	(292.0)	—	—	—	—	—	—	(290.0)	—	(2.0)
Adoption of new accounting pronouncement (Note 2)	(27.8)	—	—	—	—	—	(27.8)	—	—	—
Contributions from noncontrolling interests	21.6	—	—	—	—	—	—	—	—	21.6
Distributions and dividends to noncontrolling interests	(22.8)	—	—	—	—	—	—	—	—	(22.8)
Dividends declared and paid - $1.64 per share	(354.2)	—	—	—	—	—	(354.2)	—	—	—
Balance as of December 31, 2018	$13,735.8	$—	$2.0	$103.2	$557.6	$6,773.1	$7,692.9	$(1,150.0)	$(471.4)	$228.4
See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments and Corporate. Our reporting segments include: MillerCoors LLC ("MillerCoors" or U.S. segment), operating in the U.S.; Molson Coors Canada ("MCC" or Canada segment), operating in Canada; Molson Coors Europe (Europe segment), operating in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the U.K. and various other European countries; and Molson Coors International ("MCI" or International segment), operating in various other countries.
Unless otherwise indicated, comparisons are to comparable prior periods, and 2018, 2017 and 2016 refers to the 12 months ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. On October 11, 2016, we completed the acquisition of SABMiller plc's ("SABMiller") 58% economic interest and 50% voting interest in MillerCoors and all trademarks, contracts and other assets primarily related to the "Miller International Business," as defined in the purchase agreement, outside of the U.S. and Puerto Rico (the "Acquisition") from Anheuser-Busch InBev SA/NV ("ABI"), and MillerCoors, previously a joint venture between MCBC and SABMiller, became a wholly-owned subsidiary of MCBC. Accordingly, for periods prior to October 11, 2016, our 42% economic ownership interest in MillerCoors was accounted for under the equity method of accounting, and, therefore, its results of operations were reported as equity income in MillerCoors in the consolidated statements of operations, and our 42% share of MillerCoors' net assets was reported as investment in MillerCoors in the consolidated balance sheets. Beginning October 11, 2016, MillerCoors was fully consolidated and continues to be reported as our U.S. segment. See Note 4, "Acquisition and Investments" for further discussion.
Our consolidated financial statements and related disclosures reflect new accounting pronouncements adopted during the year as discussed in Note 2, "New Accounting Pronouncements."
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
Restatement of Previously Issued Consolidated Financial Statements for Income Tax Accounting Errors
As part of preparing our 2018 consolidated financial statements, MCBC identified errors in the accounting for income taxes related to the deferred tax liabilities for our partnership in MillerCoors. Following the Acquisition in 2016, MillerCoors continued as a partnership for tax purposes until 2018, at which point the partnership was dissolved. Upon the dissolution of the MillerCoors partnership, we changed our outside basis deferred tax liability for our investment in the partnership to separate deferred tax positions for each of the individual book-tax basis differences in the underlying assets and liabilities of MillerCoors. In doing so, we identified a difference between the deferred tax liabilities recorded and the deferred tax liabilities required related to our acquired partnership interest in MillerCoors. Specifically, upon closing of the Acquisition and completion of the related deferred income tax calculations associated with the remeasurement of the previously held equity interest in MillerCoors, we did not reconcile the outside basis deferred income tax liability for the investment in the partnership to the book-tax differences in the underlying assets and liabilities within the partnership, which would have identified the difference resulting from the Acquisition. As a result of completing this reconciliation as part of preparing our 2018 consolidated financial statements, we concluded that the previously issued 2017 and 2016 consolidated financial statements were misstated. Accordingly, we have restated our 2016 consolidated financial statements to increase deferred tax liabilities (and related subtotals) and corresponding deferred tax expense by $399.1 million, with a corresponding decrease to net income and earnings per share. For 2017, the change to the deferred tax liabilities caused by the aforementioned error required revaluation due to the effects of the 2017 Tax Act. This impact, along with further insignificant income tax errors in the recorded tax effects related to the remeasurement of the previously held equity interest in MillerCoors, resulted in a required correction to decrease deferred tax liabilities and deferred tax expense by $151.4 million, resulting in increases to our net income and earnings per share for the year ended December 31, 2017. These adjustments resulted in an aggregate increase to our deferred tax liabilities and total liabilities and a corresponding decrease in retained earnings and total equity of $247.7 million as of December 31, 2017. These errors had no impact on any period prior to the Acquisition (which was completed during the fourth quarter of 2016), and, further, there is no impact on the previously disclosed cash tax benefits resulting from the election to treat the Acquisition as an asset acquisition for U.S. tax purposes and accordingly the related tax benefit. Impacts to the condensed consolidated statements of cash flow are limited to changes within operating activities as noted below, and, therefore, there are no impacts on the operating, investing or financing subtotals. Refer to Note 20, "Quarterly Financial Information (Unaudited)," for the impact of correcting these previously reported errors on our unaudited quarterly results.

The impacts of these corrections to fiscal years 2016 and 2017 are as follows:

	Year Ended		Year Ended
	December 31, 2017		December 31, 2016
	As Reported	As Restated	As Reported	As Restated
	(In millions)
Consolidated Statements of Operations:
Income tax benefit (expense)	$53.2	$204.6	$(1,055.2)	$(1,454.3)
Net income (loss)	$1,436.4	$1,587.8	$1,998.9	$1,599.8
Net income (loss) attributable to Molson Coors Brewing Company	$1,414.2	$1,565.6	$1,993.0	$1,593.9
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$6.57	$7.27	$9.40	$7.52
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$6.53	$7.23	$9.34	$7.47

	Year Ended		Year Ended
	December 31, 2017		December 31, 2016
	As Reported	As Restated	As Reported	As Restated
	(In millions)
Consolidated Statements of Comprehensive Income:
Net income (loss) including noncontrolling interests	$1,436.4	$1,587.8	$1,998.9	$1,599.8
Comprehensive income (loss)	$2,150.7	$2,302.1	$2,128.3	$1,729.2
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$2,126.0	$2,277.4	$2,125.3	$1,726.2

	As of		As of
	December 31, 2017		December 31, 2016
	As Reported	As Restated	As Reported	As Restated
	(In millions)
Consolidated Balance Sheets:
Deferred tax liabilities	$1,648.6	$1,896.3	$1,699.0	$2,098.1
Total liabilities	$16,811.9	$17,059.6	$17,719.8	$18,118.9
Retained earnings	$7,206.1	$6,958.4	$6,145.3	$5,746.2
Total Molson Coors Brewing Company stockholders' equity	$13,226.1	$12,978.4	$11,418.7	$11,019.6
Total equity	$13,435.0	$13,187.3	$11,621.7	$11,222.6

	Year Ended		Year Ended
	December 31, 2017		December 31, 2016
	As Reported	As Restated	As Reported	As Restated
	(In millions)
Consolidated Statements of Cash Flows:
Net income (loss) including noncontrolling interests	$1,436.4	$1,587.8	$1,998.9	$1,599.8
Income tax (benefit) expense	$(53.2)	$(204.6)	$1,055.2	$1,454.3
The impacts of the restatement have been reflected throughout the financial statements, including the applicable footnotes, as appropriate.
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
We have evaluated these other revenue generating activities under the disaggregation disclosure criteria outlined within the guidance and concluded that these other revenue generating activities are immaterial for separate disclosure. See Note 3, "Segment Reporting," for disclosure of revenues by geographic segment.
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
During the twelve months ended December 31, 2018, adjustments to revenue from performance obligations satisfied in the prior period due to changes in estimates in variable consideration were immaterial.
Significant Financing Component and Costs to Obtain Contracts
In certain of our businesses where such practices are legally permitted, we make loans or advanced payments to retail outlets that sell our brands. For arrangements that do not span greater than one year, we apply the practical expedient available under ASC 606 and do not adjust the transaction price for the effects of a potential significant financing component. We further analyze arrangements that span greater than one year on an ongoing basis to determine whether a significant financing component exists. No such arrangements existed during the twelve months ended December 31, 2018.
Advance payments to customers, where legally permitted, are deferred and amortized as a reduction to revenue over the expected period of benefit and tested for recoverability as appropriate. All other costs to obtain contracts and fulfill are expensed as incurred based on the nature, significance and expected benefit of these costs relative to the contract.
Contract Assets and Liabilities
We continually evaluate whether our revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets or liabilities existed as of December 31, 2018, or December 31, 2017. Separately, trade accounts receivable, including affiliate receivables, approximates receivables from contracts with customers.
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

Excise Taxes
Excise taxes remitted to tax authorities are government-imposed excise taxes on beer. Excise taxes are shown in a separate line item in the consolidated statements of operations as a reduction of sales. Excise taxes are recognized as a current liability within accounts payable and other current liabilities on the consolidated balance sheets, with the liability subsequently reduced when the taxes are remitted to the tax authority.
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
Marketing, General and Administrative Expenses
Our marketing, general and administrative expenses include media advertising (television, radio, digital, print), tactical advertising (signs, banners, point-of-sale materials) and promotion costs on both local and national levels within our operating segments. The creative portion of our advertising activities is expensed as incurred. Production costs of advertising and promotional materials are expensed when the advertising is first run. Marketing, general and administrative expenses also include integration costs of $38.8 million and $70.6 million for 2018 and 2017, respectively, and acquisition and integration costs of $108.4 million for 2016 associated with the Acquisition.
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
Interest Expense, net
Our interest costs are associated with borrowings to finance our operations and acquisitions. Interest earned on our cash and cash equivalents across our business is recorded as interest income. Changes in estimates (if any) to mandatorily redeemable noncontrolling interest liabilities, which are presented within other current and non-current liabilities on the consolidated balance sheet, are also recognized within interest expense.
We capitalize interest cost as a part of the original cost of acquiring certain fixed assets if the cost of the capital expenditure and the expected time to complete the project are considered significant.
Other Income (Expense)
Our other income (expense) classification primarily includes gains and losses associated with activities not directly related to brewing and selling beer and other malt beverages. For instance, aggregate unrealized and realized foreign exchange gains and losses resulting from remeasurement and settlement of foreign-denominated monetary assets and liabilities, as well as certain gains or losses on sales of non-operating assets and the mark-to-market activity associated with warrants are classified in this line item. These gains and losses are reported in the operating segment in which they occur; however, foreign exchange gains and losses on intercompany balances related to financing and other treasury-related activities are reported within the Corporate segment. The initial recording of foreign-denominated transactions are classified based on the nature of the transaction, with the unrealized or realized foreign exchange gains or losses resulting from the subsequent remeasurement of the monetary asset or liability, and its ultimate settlement, classified in other income (expense).
Discontinued Operations
We no longer present the activity related to foreign exchange movements nor the liabilities associated with our indemnities resulting from the historical sale of the Kaiser business, as discussed in Note 18, "Commitments and Contingencies," within discontinued operations and have accordingly reclassified the activity into other income within continuing operations of the consolidated statements of operations, and the liabilities into other current and long-term liabilities within the consolidated balance sheets. This change has been applied retrospectively and prospectively. As a result, we reclassified a foreign exchange gain of $1.5 million and a loss of $2.8 million from discontinued operations to other income (expense), net for the fiscal years 2017 and 2016, respectively.
Income Taxes
Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets, liabilities, and certain unrecognized gains and losses recorded in accumulated other comprehensive income (loss). We apply the intraperiod tax allocation rules to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income (loss), when we meet the criteria prescribed by U.S. GAAP.
We provide for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the U.S., except for those earnings that we consider to be permanently reinvested. However, we continue to monitor the impacts of the 2017 Tax Act, as defined in Note 6, "Income Tax," including yet to be issued regulations and interpretations, on the tax consequences of future repatriations. Future sales of foreign subsidiaries are not exempt from capital gains tax in the U.S. under the 2017 Tax Act. However, we have no plans to dispose of any of our foreign subsidiaries and are not recording deferred taxes on outside basis differences in foreign subsidiaries for the sale of a foreign subsidiary.
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
We account for the tax effects of global intangible low-taxed income (“GILTI”) as a component of income tax expense in the period the tax arises, to the extent applicable.
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
Earnings Per Share
Basic EPS was computed using the weighted-average number of shares of common stock outstanding during the period. Diluted EPS includes the additional dilutive effect of our potentially dilutive securities, which include RSUs, DSUs, PSUs, and stock options. The dilutive effects of our potentially dilutive securities are calculated using the treasury stock method. Our calculation of weighted-average shares includes Class A common stock and Class B common stock, and Class A exchangeable shares and Class B exchangeable shares. All classes of stock have in effect the same dividend rights and share equitably in undistributed earnings. Holders of Class A common stock receive dividends only to the extent dividends are declared and paid to holders of Class B common stock. See Note 8, "Stockholders' Equity" for further discussion of the Class A common stock and Class B common stock and Class A exchangeable shares and Class B exchangeable shares. We have no unvested outstanding equity share awards that contain non-forfeitable rights to dividends.
Cash and Cash Equivalents
Cash consists of cash on hand and bank deposits. Cash equivalents represent highly liquid investments with original maturities of three months or less. Our cash deposits are maintained with multiple, reputable financial institutions.
Supplementary cash flow includes non-cash issuances of share-based awards, as well as non-cash investing activities related to movements in our guarantee of indebtedness of certain equity method investments. Additionally, the initial recognition of the warrants discussed in Note 16, “Derivative Instruments and Hedging Activities” represents a non-cash financing activity in 2018. In 2016, total Acquisition consideration includes non-cash investing activity related to the issuance of replacement share-based compensation awards, as well as the elimination of a net payable owed by MCBC to MillerCoors.
During 2018 and 2017, we had non-cash activities related to the recognition of capital leases, and during 2017, we also had non-cash activities related to the acquisition of a business. We also had non-cash activities related to capital expenditures incurred but not yet paid during each period presented. This aggregate non-cash activity totaled $236.5 million, $265.5 million and $177.4 million, for 2018, 2017 and 2016, respectively.
There was no other significant non-cash activity in 2018, 2017 and 2016 other than mentioned above. See Note 4, "Acquisition and Investments," Note 10, "Goodwill and Intangible Assets," Note 13, "Share-Based Payments," and Note 16, “Derivative Instruments and Hedging Activities” for further discussion.
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
In the U.K., loans are extended to a portion of the retail outlets that sell our brands. An allowance for credit losses is maintained to provide for loan losses deemed to be probable related to specifically identified loans and for losses in the loan portfolio that have been incurred at the balance sheet date. We establish our allowance through a provision for loan losses charged against earnings and recorded in marketing, general and administrative expenses. Loan balances that are written off are recorded against the allowance as a write-off. Activity within the allowance for credit losses was immaterial for fiscal years 2018, 2017 and 2016.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out ("FIFO") method. We regularly assess the shelf-life of our inventories and reserve for those inventories when it becomes apparent the product will not be sold within our freshness specifications.

Other current assets
Other current assets include prepaid assets, maintenance and operating supplies, promotion materials and derivative assets that are expected to be recognized or realized within the next 12 months. Maintenance and operating supplies include our inventories of spare parts, which are kept on hand for repairs and maintenance of machinery and equipment. The majority of spare parts within our business include motors, fillers and other components that are required to maintain a normal level of production in the event that expected maintenance and/or repairs are required. These parts are inventoried within current assets as they are reasonably expected to be used during the normal operating cycle of the business and are reserved for excess and obsolescence, as appropriate. The allowance for obsolete supplies was $9.2 million and $7.4 million as of December 31, 2018, and December 31, 2017, respectively.
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
The costs of acquiring or developing internal-use computer software, including directly-related payroll costs for internal resources, are capitalized and classified within properties. Implementation costs incurred in hosting arrangements that are service contracts are also capitalized within properties. Software maintenance and training costs are expensed in the period incurred.
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
Equity Method Investments
We apply the equity method of accounting to 20% to 50% owned investments where we exercise significant influence or VIEs for which we are not the primary beneficiary. We use the cumulative earnings approach for determining cash flow presentation of cash distributions received from equity method investees. Distributions received are included in our consolidated statements of cash flows as operating activities, unless the cumulative distributions exceed our portion of the cumulative equity in the net earnings of the equity method investment, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in our consolidated statements of cash flows. Equity method investments as of December 31, 2018, include Brewers' Retail, Inc. ("BRI") and Brewers' Distributor Ltd. ("BDL") in Canada.
There are no related parties that own interests in our equity method investments as of December 31, 2018.
Derivative Hedging Instruments
We use derivatives as part of our normal business operations to manage our exposure to fluctuations in interest rates, foreign currency exchange, commodity prices, production and packaging material costs and for other strategic purposes related to our core business. We enter into derivatives for risk management purposes only, including derivatives designated in hedge accounting relationships as well as those derivatives utilized as economic hedges. We do not enter into derivatives for trading or speculative purposes. We recognize our derivatives on the consolidated balance sheets as assets or liabilities at fair value and are classified in either current or non-current assets or liabilities based on each contract's respective unrealized gain or loss position and each contract's respective maturity. Our policy is to present all derivative balances on a gross basis, without regard to counterparty master netting agreements or similar arrangements. Further, our current derivative agreements do not allow us to net positions with the same counterparty and therefore, we present our derivative positions gross in our consolidated balance sheets.
Changes in fair values of outstanding cash flow and net investment hedges are recorded in OCI, until earnings are affected by the variability of cash flows of the underlying hedged item or the sale of the underlying net investment, respectively. Effective cash flow hedges offset the gains or losses recognized on the underlying exposure in the consolidated statements of operations, or for net investment hedges, the foreign exchange translation gain or loss recognized in AOCI. Changes in fair value of outstanding fair value hedges and the offsetting changes in fair value of the hedged item are recognized in earnings. Changes in fair value of the derivative attributable to components allowed to be excluded from the assessment of hedge effectiveness are deferred in AOCI and recognized in earnings over the life of the hedge.
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

We use the fair value approach to calculate the market-related value of pension plan assets used to determine net periodic pension cost, which includes measuring the market-related value of plan assets at fair value for purposes of determining the expected return on plan assets and amount of gain or loss subject to amortization.
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
Fair Value Measurements
The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value as recorded due to the short-term nature of these instruments. In addition, the carrying amounts of our trade loan receivables, net of allowances, approximate fair value. The fair value of derivatives is estimated by discounting the estimated future cash flows utilizing observable market interest, foreign exchange and commodity rates adjusted for non-performance credit risk associated with our counterparties (assets) or with MCBC (liabilities). Additionally, the fair value of warrants is estimated using the Black-Scholes valuation model. See Note 16, "Derivative Instruments and Hedging Activities" for additional information. Based on current market rates for similar instruments, the fair value of long-term debt is presented in Note 11, "Debt."
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
2. New Accounting Pronouncements
Adoption of New Accounting Pronouncements
Pension and Other Postretirement Benefit Plans

In August 2018, the FASB issued authoritative guidance intended to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. This guidance is effective for annual periods after

December 15, 2020, with early adoption permitted. We early adopted this guidance in the fourth quarter of 2018 on a retrospective basis. The adoption of this guidance did not have an impact on our financial position or results of operations.
In March 2017, the FASB issued authoritative guidance intended to improve the consistency, transparency and usefulness of financial information related to defined benefit pension or other postretirement plans. Under the new guidance, an employer must disaggregate the service cost component from the other components of net benefit cost within the statements of operations. Specifically, the new guidance requires us to report only the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period; while the other components of net benefit cost are now presented in the consolidated statements of operations separately from the service cost component and outside of operating income. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. We have also determined that only service cost will be reported within each operating segment and all other components will be reported within the Corporate segment. The guidance related to the income statement presentation of service costs and other pension and postretirement benefit costs is applied retrospectively, while the capitalization of service costs component is applied prospectively. We adopted this guidance as of January 1, 2018, which was a classification adjustment only and had no impact to our consolidated net income.
The following table shows the (increase) decrease for the respective line item within the consolidated statement of operations for consolidated and segment reporting amounts for the year ended December 31, 2017. There was no impact to the International segment in 2017.

	Corporate	Europe	U.S.	Canada	Consolidated
Cost of goods sold	$—	$(27.5)	$7.3	$0.7	$(19.5)
Marketing, general and administrative expenses	—	(18.6)	(0.6)	(0.4)	(19.6)
Special items, net	—	—	(5.4)	(2.9)	(8.3)
Other pension and postretirement benefits (costs), net	47.4	—	—	—	47.4
Total	$47.4	$(46.1)	$1.3	$(2.6)	$—
The following table shows the (increase) decrease for the respective line item within the consolidated statement of operations for consolidated and segment reporting amounts for the year ended December 31, 2016.

	Corporate	International	Europe	U.S.	Canada	Consolidated
Cost of goods sold	$—	$—	$(7.3)	$(1.0)	$(3.2)	$(11.5)
Marketing, general and administrative expenses	0.1	0.1	(4.8)	(1.4)	(1.4)	(7.4)
Special items, net	—	—	—	—	10.5	10.5
Other pension and postretirement benefits (costs), net	8.4	—	—	—	—	8.4
Total	$8.5	$0.1	$(12.1)	$(2.4)	$5.9	$—
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
We adopted this guidance and related amendments as of January 1, 2018, applying the modified retrospective transition approach to all contracts. Based on our comprehensive assessment of the new guidance, including our evaluation of the five-step approach outlined within the guidance, we concluded that the adoption did not have a significant impact to our core revenue generating activities. However, the adoption resulted in a change in presentation of certain cash payments made to customers as well as the timing of recognition of certain promotional discounts. Specifically, certain cash payments to customers were previously recorded within marketing, general and administrative expenses in the consolidated statements of operations. Upon the adoption of the new guidance, many of these cash payments did not meet the specific criteria within the new guidance of providing a “distinct” good or service, and therefore, were required to be presented as a reduction of revenue. The impact of this change resulted in a reduction of revenue and marketing, general and administrative expenses by approximately $60 million during 2018, primarily within our Canada segment, with no impact to net income. Furthermore, upon adoption of the new guidance, certain of our promotional discounts which are deemed variable consideration under the new guidance, are now recognized at the time of the related shipment of product, which is earlier than recognized under historical guidance. This change in recognition timing has shifted financial statement recognition primarily amongst quarters, however, the full-year impact was not significant to our financial results. We also evaluated the requirements of the new guidance on our other revenue generating activities such as contract brewing and license arrangements, and concluded that no changes to our historical accounting treatment was required.
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

	Year ended December 31, 2018
	Under Historical Guidance	As Reported Under New Guidance	Effect of Change
	(In millions, except per share data)
Consolidated Statement of Operations:
Sales	$13,393.5	$13,338.0	$(55.5)
Excise taxes	(2,568.4)	(2,568.4)	—
Net sales	10,825.1	10,769.6	(55.5)
Cost of goods sold	(6,584.8)	(6,584.8)	—
Gross profit	4,240.3	4,184.8	(55.5)
Marketing, general and administrative expenses	(2,862.4)	(2,802.7)	59.7
Special items, net	249.7	249.7	—
Operating income (loss)	1,627.6	1,631.8	4.2
Interest expense	(306.2)	(306.2)	—
Interest income	11.4	8.0	(3.4)
Other pension and postretirement benefits (costs), net	38.2	38.2	—
Other income (expense), net	(12.0)	(12.0)	—
Income (loss) before income taxes	1,359.0	1,359.8	0.8
Income tax benefit (expense)	(225.1)	(225.2)	(0.1)
Net income (loss)	1,133.9	1,134.6	0.7
Net (income) loss attributable to noncontrolling interests	(18.1)	(18.1)	—
Net income (loss) attributable to MCBC	$1,115.8	$1,116.5	$0.7
Basic net income (loss) attributable to MCBC per share	$5.17	$5.17	$—
Diluted net income (loss) attributable to MCBC per share	$5.15	$5.15	$—

	As of December 31, 2018
	Under Historical Guidance	As Reported Under New Guidance	Effect of Change
	(In millions)
Consolidated Balance Sheet:
Assets
Trade accounts receivable, net	$735.9	$736.0	$0.1
Other current assets, net	$242.4	$245.6	$3.2
Liabilities and equity
Accounts payable and other current liabilities	$2,667.4	$2,706.4	$39.0
Deferred tax liabilities	$2,137.7	$2,128.9	$(8.8)
Retained earnings	$7,720.0	$7,692.9	$(27.1)
Accumulated other comprehensive income (loss)	$(1,150.2)	$(1,150.0)	$0.2
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
Financial and Commodity Risks
In August 2017, the FASB issued authoritative guidance intended to refine and expand hedge accounting for both financial and commodity risks. The revised guidance will create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. In addition, this guidance makes certain targeted improvements to simplify the application of hedge accounting guidance. This guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. We early adopted this guidance during the second quarter of 2018. All transition requirements have been applied to hedging relationships existing on the date of adoption and the effect of the adoption is reflected as of January 1, 2018. The adoption of this guidance did not result in a cumulative adjustment to the opening balance of retained earnings as of January 1, 2018, and did not have any other material effect on our results of operations, financial position or cash flows. All required disclosures under the new guidance have been made in Note 16, "Derivative Instruments and Hedging Activities."

New Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued authoritative guidance intended to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also requires presentation of the capitalized implementation costs in the statement of financial position and in the statement of cash flows in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented, and the expense related to the capitalized implementation costs to be presented in the same line item in the statement of operations as the fees associated with the hosting element (service) of the arrangement. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the potential impact on our financial position, results of operations, and statement of cash flows upon adoption of this guidance, which will result in the change in presentation of capitalized implementation costs related to hosting arrangements from properties to other assets on the consolidated balance sheet, as well as the expense related to such costs no longer being classified as depreciation expense and cash flows related to those costs no longer being presented as investing activities.

In February 2018, the FASB issued authoritative guidance intended to improve the usefulness of financial information related to the enactment of the 2017 Tax Act, as defined in Note 6, "Income Tax." This guidance provides an option to reclassify from AOCI to retained earnings the stranded tax effects resulting from the change in the U.S. federal corporate income tax rate as a result of the 2017 Tax Act. This guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the potential impact on our financial statements in order to determine whether to elect to make this reclassification upon adoption of this guidance.

In February 2016, the FASB issued authoritative guidance intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and liabilities on the balance sheet and disclosure of key information about leasing arrangements. We will adopt this guidance and all related amendments applying the modified retrospective transition approach to all lease arrangements as of the effective date of adoption, January 1, 2019. Additionally, for existing leases as of the effective date, we will elect the package of practical expedients available at transition to not reassess the historical lease determination, lease classification and initial direct costs.

For operating leases, the adoption of this new guidance is currently expected to result in the recognition of right-of-use ("ROU") assets of between approximately $150 million and $160 million, and aggregate current and non-current lease liabilities of between approximately $160 million and $170 million, as of the effective date of adoption, including immaterial reclassifications of prepaid and deferred rent balances into ROU assets. Additionally, as a result of the cumulative impact of adopting the new guidance, we expect to record a net increase to opening retained earnings of between $30 million and $35 million as of January 1, 2019, with the offsetting impact within other assets, related to our share of the accelerated recognition of deferred gains on non-qualifying and other sale-leaseback transactions by an equity method investment within our Canada segment. We are in the process of finalizing this transition adjustment calculation, which will be completed during the first quarter of 2019. Additionally, while our accounting for finance leases will remain unchanged at adoption, we will prospectively change the presentation of finance lease liabilities within the consolidated balance sheets to be presented within current portion of long-term debt and short-term borrowings and long-term debt, as appropriate. The adoption of this guidance is not expected to impact our cash flows from operating, investing, or financing activities.
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
We have an agreement with Heineken N.V. ("Heineken") that grants us the right to import, market, distribute and sell Heineken products. Additionally, as a result of the Acquisition, beginning October 11, 2016, we have the right to brew or import, market, distribute and sell certain Miller brands in Canada. We also contract brew and package certain Labatt and Asahi brands for the U.S. market.
Europe
The Europe segment consists of our production, marketing and sales of our brands as well as a number of smaller regional brands in the U.K., the Republic of Ireland and Central Europe. As a result of the Acquisition, a portion of the operating results of the international Miller brand portfolio are reported in the Europe segment. Additionally, effective January 1, 2017, European markets including Sweden, Spain, Germany, Ukraine and Russia, which were previously reported under our International segment, are reported within our Europe segment. Our European business also has licensing agreements and distribution agreements with various other brewers.

International
The objective of the International segment is to grow and expand our business and brand portfolio in new and existing markets, including emerging markets, outside the U.S., Canada, and Europe segments. The International segment includes operations in Latin America (the Caribbean, Central America, Mexico and South America), Asia Pacific (Australia, India, Japan and South Korea) and South Africa and surrounding markets. International operates through a combination of export and license arrangements, in addition to our India business that produces, markets and sells our products and our Japan business that imports, markets and sells our and certain other third-party products. As a result of the Acquisition, effective January 1, 2017, European markets including Sweden, Spain, Germany, Ukraine and Russia, which were previously reported under our International segment, are reported within our Europe segment while the results of the MillerCoors Puerto Rico business, which were previously reported as part of the U.S. segment, are reported within the International segment.
Corporate
Corporate is not a reportable segment and primarily includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, information technology, finance, internal audit, insurance, ethics and compliance, risk management, global growth, supply chain and commercial initiatives, as well as acquisition, integration and financing costs associated with the Acquisition. Additionally, Corporate includes the results of our water resources and energy operations in Colorado as well as the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides.
Summarized Financial Information
No single customer accounted for more than 10% of our consolidated sales in 2018, 2017 or 2016. Consolidated net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting net sales revenues and income (loss) before income taxes eliminate in consolidation and, for fiscal year 2018 are U.S. segment sales of $104.5 million to our International segment and $19.0 million to our Canada segment, as well as approximately $12 million of Canada inter-segment sales to the U.S.
The following tables represent consolidated net sales, interest expense, interest income and reconciliations of amounts shown as income (loss) before income taxes to income (loss) attributable to MCBC. Income (loss) before income taxes includes the impact of special items; refer to Note 7, "Special Items" for further discussion. Income (loss) before income taxes for 2017 and 2016 has been adjusted to reflect the adoption of the new accounting pronouncement resulting in the reclassification of all non-service components of pension and other postretirement costs to Corporate as discussed in Note 2, "New Accounting Pronouncements." Additionally, various costs associated with the Acquisition, including its related financing, were recorded in 2018, 2017 and 2016; refer to Note 4, "Acquisition and Investments" for details.

	Year ended December 31, 2018
	U.S.	Canada	Europe	International	Corporate(1)	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$7,259.9	$1,392.1	$2,002.6	$250.1	$0.8	$(135.9)	$10,769.6
Interest expense	8.8	—	(5.6)	—	(309.4)	—	(306.2)
Interest income	—	—	0.5	—	7.5	—	8.0
Income (loss) before income taxes	$1,320.7	$157.0	$186.4	$(2.7)	$(301.6)	$—	$1,359.8
Income tax benefit (expense)							(225.2)
Net income (loss)							1,134.6
Net (income) loss attributable to noncontrolling interests							(18.1)
Net income (loss) attributable to MCBC							$1,116.5

(1)
During the first quarter of 2018, we recorded a gain of $328.0 million related to the Adjustment Amount as defined and further discussed in Note 4, "Acquisition and Investments." Additionally, related to the unrealized mark-to-market valuation on our commodity hedge positions, we recorded unrealized losses of $166.2 million for the year ended December 31, 2018, compared to unrealized gains of $123.3 million for the year ended December 31, 2017.

	Year ended December 31, 2017
	U.S.	Canada	Europe(1)	International	Corporate(2)	Inter-segment net sales eliminations	Consolidated
							As Restated
	(In millions)
Net sales	$7,505.7	$1,458.0	$1,940.7	$264.0	$0.9	$(166.5)	$11,002.8
Interest expense	13.1	—	—	—	(362.4)	—	(349.3)
Interest income	—	—	3.6	—	2.4	—	6.0
Income (loss) before income taxes	$1,394.2	$210.2	$234.9	$(19.7)	$(436.4)	$—	$1,383.2
Income tax benefit (expense)							204.6
Net income (loss)							1,587.8
Net (income) loss attributable to noncontrolling interests							(22.2)
Net income (loss) attributable to MCBC							$1,565.6

(1)
In the first quarter of 2017, we recorded a provision for an estimate of uncollectible receivables of approximately $11 million related to Agrokor, a large customer in Croatia. We have subsequently reduced this exposure and as of December 31, 2018, our estimated provision of uncollectible receivables from Agrokor totals approximately $3 million. The settlement plan related to this matter was approved in October 2018, and did not have a significant impact on our financial statements. Separately, during the first quarter of 2017, we released an indirect tax loss contingency, which was initially recorded in the fourth quarter of 2016, for a benefit of approximately $50 million. See Note 18, "Commitments and Contingencies" for details.

(2)
Related to the unrealized mark-to-market valuation on our commodity hedge positions, we recorded unrealized gains of $123.3 million for the twelve months ended December 31, 2017, compared to unrealized gains of $23.1 million for the twelve months ended December 31, 2016.

	Year ended December 31, 2016
	U.S.(1)	Canada	Europe(2)	International	Corporate	Inter-segment net sales eliminations	Consolidated
							As Restated
	(In millions)
Net sales	$1,566.6	$1,425.7	$1,760.2	$163.6	$1.0	$(32.1)	$4,885.0
Interest expense	—	—	—	—	(271.6)	—	(271.6)
Interest income	—	—	3.6	—	23.6	—	27.2
Income (loss) before income taxes	$3,568.0	$(119.7)	$137.6	$(39.6)	$(492.2)	$—	$3,054.1
Income tax benefit (expense)							(1,454.3)
Net income (loss)							1,599.8
Net (income) loss attributable to noncontrolling interests							(5.9)
Net income (loss) attributable to MCBC							$1,593.9

(1)
Prior to October 11, 2016, MCBC’s 42% share of MillerCoors' results of operations was reported as equity income in MillerCoors in the consolidated statements of operations. As a result of the Acquisition, beginning October 11, 2016, MillerCoors' results were fully consolidated into MCBC’s consolidated financial statements. The above table reflects this treatment accordingly. Also included in net income attributable to MCBC is a net special items gain of approximately $3.0 billion related to the fair value remeasurement of our pre-existing 42% interest in MillerCoors over its carrying value, as well as the reclassification of the loss related to MCBC's historical AOCI on our 42% interest in MillerCoors. Refer to Note 4, "Acquisition and Investments" for further discussion.

(2)
During the fourth quarter of 2016, we recorded a charge of approximately $50 million within excise taxes due to assessments received from a local country regulatory authority in Europe related to indirect tax calculations. See Note 18, "Commitments and Contingencies" for further discussion.

The following table presents total assets and select cash flow information by segment:

	Assets		Depreciation and amortization			Capital expenditures
	As of December 31,		For the years ended December 31,			For the years ended December 31,
	2018	2017	2018	2017	2016	2018	2017	2016
	(In millions)
U.S.(1)	$19,057.1	$19,353.6	$514.0	$485.7	$105.7	$322.0	$351.5	$105.4
Canada	4,640.5	4,835.7	141.9	131.2	98.4	165.3	99.9	72.2
Europe	5,430.0	5,522.0	188.0	182.3	175.7	150.0	131.6	144.4
International	274.1	294.8	9.9	9.6	5.1	3.1	2.3	4.9
Corporate	708.1	240.8	3.7	4.0	3.5	11.3	14.3	14.9
Consolidated	$30,109.8	$30,246.9	$857.5	$812.8	$388.4	$651.7	$599.6	$341.8

(1)	For the year ended December 31, 2016, represents MillerCoors' activity for the post-Acquisition period of October 11, 2016, through December 31, 2016.
The following table presents net sales by geography, based on the location of the customer:

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In millions)
Net sales to unaffiliated customers:
United States and its territories(1)	$7,272.1	$7,493.6	$1,622.4
Canada	1,298.2	1,358.4	1,344.4
United Kingdom	1,184.6	1,172.8	1,071.4
Other foreign countries(2)	1,014.7	978.0	846.8
Consolidated net sales	$10,769.6	$11,002.8	$4,885.0

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

The following table presents net properties by geographic location:

	As of
	December 31, 2018	December 31, 2017
	(In millions)
Net properties:
United States and its territories	$2,943.0	$3,025.0
Canada	719.7	673.0
United Kingdom	396.5	392.6
Other foreign countries(1)	549.1	583.1
Consolidated net properties	$4,608.3	$4,673.7

(1)
Reflects net properties within the individual countries included in our Central European operations (included in our Europe segment), as well as our International segment, for which no individual country has total net properties exceeding 10% of the total consolidated net properties.

4. Acquisition and Investments
Acquisition
On October 11, 2016, we completed the Acquisition for $12.0 billion in cash, subject to a downward purchase price adjustment as described in the purchase agreement. This purchase price "Adjustment Amount," as defined in the purchase agreement, required payment to MCBC if the unaudited EBITDA for the Miller International Business for the twelve months prior to closing was below $70 million. Throughout the process outlined in the purchase agreement, significant uncertainty remained on the ultimate outcome of the Adjustment Amount. As a result, no adjustment to purchase accounting was made through the completion of the measurement period in October 2017. On January 21, 2018, MCBC and ABI entered into a settlement agreement related to the purchase price adjustment under the purchase agreement, and on January 26, 2018, pursuant to the settlement agreement, ABI paid to MCBC $330.0 million, of which $328.0 million constitutes the Adjustment Amount. As this settlement occurred following the finalization of purchase accounting, we recorded the settlement proceeds related to the Adjustment Amount as a gain within special items, net in our consolidated statement of operations in our Corporate segment and within cash provided by operating activities within our consolidated statement of cash flows for the year ended December 31, 2018. MCBC and ABI also agreed to certain mutual releases as further described in the settlement agreement.
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
Separately, early in the fourth quarter of 2017, and prior to the completion of our one year measurement period, we completed the allocation of goodwill to our reporting units, with the goodwill predominantly assigned to the U.S. reporting unit, and a portion allocated to the Canada and Europe reporting units. See Note 10, "Goodwill and Intangible Assets" for further information.
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
See Note 8, "Stockholders' Equity" for details related to our February 3, 2016, equity offering completed in relation to the Acquisition and Note 11, "Debt" and Note 16, "Derivative Instruments and Hedging Activities" for details related to the financing and hedging strategies completed in relation to the Acquisition.
Our fiscal year 2016 consolidated statement of operations includes net sales and income before taxes of approximately $1.6 billion and $3.1 billion, respectively, attributable to MillerCoors since the Acquisition date. The income includes the net gain of approximately $3.0 billion related to the Acquisition as discussed below.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information gives effect to the Acquisition and the completed financing as if they were completed on January 1, 2016, the first day of our 2016 fiscal year and the pro forma adjustments are based on items that are factually supportable, are directly attributable to the Acquisition, and are expected to have a continuing impact on MCBC's results of operations. The unaudited pro forma financial information has been calculated after applying MCBC’s accounting policies and adjusting the historical results of MillerCoors to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from January 1, 2016, together with the consequential tax effects. Pro forma adjustments have been made to remove non-recurring transaction-related costs included in historical results as well as to reflect the incremental interest expense to be prospectively incurred on the debt and term loans issued to finance the Acquisition, in addition to other pro forma adjustments. See the below table for significant non-recurring costs. Also, see Note 5, "Other Income and Expense" and Note 11, "Debt" for details related to financing-related expenses incurred.
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

For the year ended
December 31, 2016
(in millions)
Net sales	$10,983.2
Net income attributable to MCBC	$291.8
Net income attributable to MCBC per share:
Basic	$1.36
Diluted	$1.35

For the year ended December 31, 2016, the following non-recurring charges (benefits) directly attributable to the Acquisition were made as adjustments to our pro forma results to remove the impact from our historical operating results within the below noted line items.

	For the year ended
	December 31, 2016
	(In millions)
Non-recurring charges (benefits)		Location
Recognition of inventory fair value step-up	$82.0	Cost of goods sold
Revaluation gain on previously held 42% equity interest in MillerCoors and AOCI loss reclassification	$(2,965.0)	Special items, net
Other transaction-related costs	$79.7	Marketing, general and administrative expenses
Bridge loan - amortization of financing costs	$63.4	Other income (expense)
Foreign currency forwards and transactional foreign currency - net gain	$(4.5)	Other income (expense)
Term loan - commitment fee	$4.0	Interest expense, net
Swaption - unrealized loss	$36.4	Interest expense, net
Interest income earned on money market and fixed rate deposit accounts	$(19.0)	Interest income, net
Fair Value of Consideration Transferred
The purchase consideration was comprised of the following (in millions):

Total cash consideration	$12,000.0
Replacement share-based awards issued in conjunction with Acquisition(1)	46.4
Elimination of MCBC's net payable to MillerCoors(2)	(8.0)
Total consideration	$12,038.4
Previously held equity interest in MillerCoors(3)	6,090.0
Total consideration and value to be allocated to net assets	$18,128.4

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

(3)
The acquisition of MillerCoors is considered a step acquisition, and accordingly, we remeasured our pre-existing 42% equity interest in MillerCoors immediately prior to completion of the Acquisition to its estimated fair value of approximately $6.1 billion. As a result of the remeasurement, we recorded a net gain of approximately $3.0 billion within special items, net during the fourth quarter of 2016, representing the excess of the approximate $6.1 billion estimated fair value of our pre-existing 42% equity interest over its transaction date carrying value of approximately $2.7 billion. This net gain also includes the reclassification of our accumulated other comprehensive loss related to our previously held equity interest of $458.3 million in the fourth quarter of 2016 as further discussed below. Additionally, related to our pre-existing 42% equity interest, we recorded incremental deferred income tax expense and a corresponding deferred tax liability of approximately $1.5 billion upon completion of the Acquisition. This deferred tax adjustment has been restated to reflect the correction of the error discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies."

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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Acquisition date (in millions):

Total current assets(1)	$1,061.8
Property, plant and equipment(2)	2,998.9
Other intangible assets(3)	9,875.0
Other assets(4)	462.3
Total current liabilities	(1,190.1)
Pension and postretirement benefits	(1,009.7)
Other non-current liabilities	(208.3)
Total identifiable net assets acquired	$11,989.9
Goodwill(5)	6,323.5
Fair value of noncontrolling interests(6)	(185.0)
Total consideration and value to be allocated to net assets	$18,128.4

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

Summarized financial information for MillerCoors for the periods prior to the Acquisition, under the equity method of accounting, is as follows:
Results of Operations

For the period January 1 through October 10
2016
(In millions)
Net sales	$6,125.4
Cost of goods sold	(3,426.6)
Gross profit	$2,698.8
Operating income(1)	$1,183.6
Net income attributable to MillerCoors(1)	$1,157.2

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

The following represents our proportionate share in net income attributable to MillerCoors reported under the equity method of accounting prior to the Acquisition:

For the period January 1 through October 10
2016
(In millions, except percentages)
Net income attributable to MillerCoors	$1,157.2
MCBC's economic interest	42%
MCBC's proportionate share of MillerCoors' net income	486.0
Amortization of the difference between MCBC's contributed cost basis and proportionate share of the underlying equity in net assets of MillerCoors	3.3
Share-based compensation adjustment(1)	(0.7)
U.S. import tax benefit(2)	12.3
Equity income in MillerCoors	$500.9

(1)
The net adjustment is to eliminate all share-based compensation impacts related to pre-existing SABMiller equity awards held by former Miller Brewing Company employees employed by MillerCoors, as well as to add back all share-based compensation impacts related to pre-existing MCBC equity awards held by former MCBC employees who transferred to MillerCoors.

(2)
Represents a benefit associated with an anticipated refund to CBC of U.S. federal excise tax paid on products imported by CBC based on qualifying volumes exported by CBC from the U.S. The anticipated refund is recorded within other non-current assets on the consolidated balance sheet as of December 31, 2018.

Investments
Our investments include both equity method and consolidated investments. Those entities identified as VIEs have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, consolidate these entities. None of our consolidated VIEs held debt as of December 31, 2018, or December 31, 2017. We have not provided any financial support to any of our VIEs during 2018 that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable. See below under "Affiliate Transactions" for further details.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. As of December 31, 2018, and December 31, 2017, our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K."), Grolsch U.K. Ltd ("Grolsch"), Rocky Mountain Metal Container (“RMMC”), Rocky Mountain Bottle Company (“RMBC”) and Truss LP ("Truss"). Our unconsolidated VIEs are BRI and BDL.
Both BRI and BDL have outstanding third-party debt which is guaranteed by their respective shareholders. As a result, we have a guarantee liability of $35.9 million and $38.1 million recorded as of December 31, 2018, and December 31, 2017, respectively, which is presented within accounts payable and other current liabilities on the consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The carrying value of the guarantee liability equals fair value, which considers an adjustment for our own non-performance risk and is considered a Level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our respective equity method investment within the consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.
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
We have an obligation to proportionately fund BRI's operations. As a result of this obligation, we continue to record our proportional share of BRI's net income or loss and OCI activity, including when we have a negative equity method balance. As of December 31, 2018, and December 31, 2017, we had a positive equity method investment balance of $13.8 million and $2.8 million, respectively. The increase to our net investment balance from prior year was primarily driven by equity earnings. See "Affiliate Transactions" below for BRI affiliate transactions including administrative fees charged to MCBC under the agreement with BRI which are recorded in cost of goods sold, as well as for BRI affiliate due to and due from balances as of December 31, 2018, and December 31, 2017, respectively, related to trade receivables and payables for sales to external customers and costs incurred by BRI offset by administrative fees charged and paid by MCBC (which may be in a payable or receivable position depending on the amount under or over charged).
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
BDL charges the owners administrative fees that are designed so the entity operates at break-even profit levels. This administrative fee is based on costs incurred, net of other revenues earned, and is allocated in accordance with the operating agreement to the owners based on volume of products. No other parties are allowed to sell beer through BDL, which does not take legal title to the beer distributed for the owners. As of December 31, 2018, and December 31, 2017, our investment in BDL was $30.0 million and $33.2 million, respectively. The decrease in our investment balance from prior year is primarily attributable to a decrease in our guarantee of BDL's third-party debt obligations. See "Affiliate Transactions" section below for BDL affiliate transactions including administrative fees charged to MCBC under the agreement with BDL which are recorded in cost of goods sold, as well as for BDL affiliate due to and due from balances as of December 31, 2018, and December 31, 2017, respectively, related to trade receivables and payables for sales to external customers and costs incurred by BDL offset by administrative fees charged and paid by MCBC (which may be in a payable or receivable position depending on the amount under or over charged).
Our equity method investments are not considered significant for disclosure of financial information on either an individual or aggregated basis and there were no significant undistributed earnings as of December 31, 2018, or December 31, 2017, for any of these companies.
Affiliate Transactions
All transactions with our equity method investments are considered related party transactions and recorded within our affiliate accounts. The following table summarizes transactions with affiliates:

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In millions)
Beer sales to MillerCoors(1)	$—	$—	$7.5
Beer purchases from MillerCoors(1)	$—	$—	$32.0
Service agreement costs and other charges to MillerCoors(1)	$—	$—	$1.9
Service agreement costs and other charges from MillerCoors(1)	$—	$—	$0.9
Administrative fees, net charged from BRI	$94.0	$93.5	$85.8
Administrative fees, net charged from BDL	$40.2	$37.3	$34.3

(1)	For 2016, represents MillerCoors' activity for the pre-Acquisition period of January 1, 2016, through October 10, 2016, when MillerCoors was an equity method investment.

Amounts due to and due from affiliates as of December 31, 2018, and December 31, 2017, respectively, are as follows:

	Amounts due from affiliates		Amounts due to affiliates
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(In millions)
BRI	$7.7	$4.4	$—	$—
BDL	0.7	1.1	—	—
Other	—	—	0.1	0.4
Total	$8.4	$5.5	$0.1	$0.4
Consolidated VIEs
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
Cobra U.K.
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
Truss
On October 4, 2018, a wholly-owned subsidiary within our Canadian business completed the formation of Truss LP, an independent Canadian joint venture with HEXO Corp. ("HEXO") to pursue opportunities to develop, produce and market non-alcoholic, cannabis-infused beverages once legal in Canada. Truss is structured as a standalone start-up company with its own board of directors and an independent management team. We maintain a 57.5% controlling interest in Truss, which is a VIE that is consolidated. In connection with the formation of Truss, HEXO also issued warrants to our Canadian subsidiary, which are further discussed in Note 16, "Derivative Instruments and Hedging Activities."

The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	December 31, 2018		December 31, 2017
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
RMMC/RMBC	$189.8	$35.0	$130.6	$9.0
Other	$31.0	$5.1	$25.0	$2.3

5. Other Income and Expense

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In millions)
Bridge loan commitment fees	$—	$—	$(63.4)
Gain on sale of non-operating asset	11.7	—	20.5
Gain (loss) from other foreign exchange and derivative activity, net	(31.9)	(8.0)	7.2
Other, net(1)	8.2	9.4	3.2
Other income (expense), net	$(12.0)	$1.4	$(32.5)

(1)
During 2018, we recorded a non-cash gain of CAD 5.8 million, or $4.3 million, resulting from the release of our guarantee of the Montreal Canadiens' obligations under a ground lease for the Bell Centre Arena as a result of an independent transaction by the Montreal Canadiens with the lessor. Separately, during 2017, we recorded a gain of CAD 10.9 million, or $8.3 million, resulting from a purchase price adjustment related to the historical sale of Molson Inc.’s ownership interest in the Montreal Canadiens. The CAD 10.9 million was paid by the Montreal Canadiens in 2017. Both transactions involve the Montreal Canadiens, which is considered an affiliate of MCBC.

6. Income Tax
Restatement of Previously Issued Consolidated Financial Statements for Income Tax Accounting Errors
Prior year amounts have been restated to reflect the correction of the errors discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies."
U.S. Federal Income Tax Reform
On December 22, 2017, H.R. 1, also known as the Tax Cuts and Jobs Act (the “2017 Tax Act”), was enacted in the U.S. This enactment resulted in a number of significant changes to U.S. federal income tax law for U.S. corporations. Most notably, the statutory U.S. federal corporate income tax rate was changed from 35% to 21% for corporations.
Additionally, on December 22, 2017, the SEC staff also issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. SAB 118 provides a measurement period for companies to evaluate the impacts of the 2017 Tax Act on their financial statements. The measurement period ended during the fourth quarter of 2018 and we completed our accounting for the effects of the 2017 Tax Act and did not make material adjustments to the amounts recorded as of December 31, 2017. However, we did adjust for the restatement for the income tax accounting errors as described in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies."
We recorded a net tax benefit of approximately $567 million as a result of the effects of the 2017 Tax Act on our deferred taxes as of December 31, 2017. The tax effects recorded primarily include the impact of the reduction in the U.S. tax rate on our deferred tax assets and liabilities as well as the impact of additional limitations on share-based compensation deductions as of December 31, 2017.
Further, the 2017 Tax Act includes a one-time transition tax on post-1986 undistributed foreign earnings and profits. We do not expect to have any liability for this tax as we have no accumulated earnings and profits, as defined by U.S. tax law, as of

November 2, 2017, and December 31, 2017. As a result of the 2017 Tax Act and new territorial tax regime, we do not anticipate any material future U.S. or foreign tax costs associated with future dividends and have no accumulated earnings and profits as of December 31, 2018. Our remaining outside basis differences in foreign subsidiaries are not expected to reverse with material tax consequences in the future as we have no plans to sell any foreign subsidiaries.
We continue to monitor the 2017 Tax Act, including proposed regulations which may change upon finalization, as well as yet to be issued regulations and interpretations. If the forthcoming regulations and interpretations change relative to our current understanding and initial assessment of the impacts of the 2017 Tax Act, the resulting impacts could have a material adverse impact on our effective tax rate.
Income Taxes
Our income (loss) before income taxes on which the provision for income taxes was computed is as follows:

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In millions)
Domestic	$1,320.4	$1,488.3	$3,396.9
Foreign	39.4	(105.1)	(342.8)
Total	$1,359.8	$1,383.2	$3,054.1
Income tax expense (benefit) includes the following current and deferred provisions:

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
		As Restated	As Restated
	(In millions)
Current:
Federal	$(22.9)	$(177.1)	$83.4
State	(4.7)	4.7	12.0
Foreign	38.7	36.5	31.9
Total current tax expense (benefit)	$11.1	$(135.9)	$127.3
Deferred:
Federal	$232.2	$(79.5)	$1,033.8
State	31.2	33.5	150.0
Foreign	(49.3)	(22.7)	143.2
Total deferred tax expense (benefit)	$214.1	$(68.7)	$1,327.0
Total income tax expense (benefit)	$225.2	$(204.6)	$1,454.3
The increase in income tax expense for 2018 versus 2017 was primarily driven by the above mentioned net deferred tax benefit of approximately $567 million recognized in 2017 resulting from the impacts of the 2017 Tax Act, partially offset by the impact of the reduction of the U.S. federal corporate income tax rate from 35% to 21% in 2018. The decrease in income tax expense for 2017 versus 2016 was also largely driven by the above mentioned net deferred tax benefit resulting from the impacts of the 2017 Tax Act, as well as the 2016 deferred tax effects associated with our previously held equity interest in MillerCoors, including the pretax gain recognized on its fair value remeasurement and the reclassification of the accumulated other comprehensive loss related to our historical 42% interest in MillerCoors upon completion of the Acquisition (see Note 4, "Acquisition and Investments"). Specifically, this resulted in the recognition of net deferred income tax expense of approximately $1.3 billion in 2016. In addition, we recognized incremental deferred income tax expense in 2016 as a result of the remeasurement of our deferred tax liability associated with our Molson core brand intangible asset to the Canadian ordinary income tax rate upon reclassification from indefinite-lived to definite-lived subject to amortization (see Note 10, "Goodwill and Intangible Assets"). This incremental deferred tax expense more than offset the deferred tax benefit associated with the pretax impairment charge recognized in 2016.

Our effective tax rate varies from the U.S. federal statutory income tax rate as follows:

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
		As Restated	As Restated
Statutory Federal income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefits	1.4%	2.2%	3.5%
Effect of foreign tax rates and tax planning	(8.1)%	(16.5)%	(1.9)%
Effect of Molson brand useful life change	—%	—%	6.4%
Effect of U.S. tax reform	0.2%	(41.0)%	—%
Effect of unrecognized tax benefits	0.8%	(0.3)%	—%
Change in valuation allowance	0.7%	3.6%	(0.5)%
Acquisition-related permanent items	—%	—%	4.4%
Other, net	0.6%	2.2%	0.7%
Effective tax rate	16.6%	(14.8)%	47.6%
The increase in the effective income tax rate for 2018 versus 2017 is primarily driven by the one-time impacts of the 2017 Tax Act recognized in 2017, most notably the remeasurement of our deferred taxes from the reduction in the U.S. statutory federal corporate income tax rate. This one-time benefit to our deferred tax positions recognized in 2017 was partially offset by the reduction of the statutory U.S. federal corporate income tax rate from 35% to 21% beginning in 2018.
The decrease in the effective income tax rate for 2017 versus 2016 was primarily driven by the above mentioned impacts of the 2017 Tax Act, as well as the above mentioned income tax impacts recognized in 2016 associated with our previously held equity interest in MillerCoors. Additionally, our 2016 effective tax rate was negatively impacted by the remeasurement of the deferred tax liability on our Molson core brand intangible asset to the Canadian ordinary income tax rate as discussed above.
Additionally, our foreign businesses operate in jurisdictions with statutory income tax rates that differ from the U.S. Federal statutory rate. Specifically, the statutory income tax rates in the countries in Europe in which we operate range from 9% to 25%, and Canada has a statutory income tax rate of approximately 26%.

	As of
	December 31, 2018	December 31, 2017
		As Restated
	(In millions)
Non-current deferred tax assets:
Compensation-related obligations	$55.8	$10.3
Pension and postretirement benefits	121.4	—
Foreign exchange gain/loss	—	21.0
Derivative instruments	8.9	45.8
Tax credit carryforwards	54.5	23.6
Tax loss carryforwards	1,201.8	1,214.2
Accrued liabilities and other	52.2	28.3
Other	24.0	8.3
Valuation allowance	(1,040.0)	(1,077.7)
Total non-current deferred tax assets	$478.6	$273.8
Non-current deferred tax liabilities:
Fixed assets	345.8	69.4
Partnership investments	17.0	1,146.4
Foreign exchange gain/loss	3.0	—
Pension and postretirement benefits	—	2.7
Intangible assets	2,167.1	881.2
Total non-current deferred tax liabilities	$2,532.9	$2,099.7
Net non-current deferred tax assets	—	—
Net non-current deferred tax liabilities	$2,054.3	$1,825.9
The balances in the table above reflect the change in tax status of our investment in MillerCoors, which effective in 2018, is no longer a partnership for U.S. tax purposes. As a result of this change, the associated net deferred tax liability balance for the partnership investment in MillerCoors, previously in the partnership investments line item, has been reallocated in 2018 into its respective individual deferred tax asset and liability classifications above.
The overall increase in net deferred tax liabilities of $228.4 million in 2018 is primarily attributable to the amortization of goodwill and indefinite-lived intangible assets resulting from the Acquisition for U.S. tax purposes, as well as incremental tax depreciation of fixed assets. Additionally, our deferred tax balances are also impacted by foreign exchange rates, as a significant amount of our deferred tax assets and liabilities are in foreign jurisdictions.
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
We have deferred tax assets for U.S. tax carryforwards that expire between 2019 and 2038 of $76.7 million and $35.8 million as of December 31, 2018, and December 31, 2017, respectively. We have foreign tax loss carryforwards that expire between 2019 and 2038 of $195.0 million and $238.6 million as of December 31, 2018, and December 31, 2017, respectively. We have foreign tax loss carryforwards that do not expire of $984.6 million and $963.4 million as of December 31, 2018, and December 31, 2017, respectively.

	As of
	December 31, 2018	December 31, 2017
		As Restated
	(In millions)
Domestic net non-current deferred tax liabilities	$1,353.2	$1,045.6
Foreign net non-current deferred tax assets	26.8	32.5
Foreign net non-current deferred tax liabilities	727.9	812.8
Net non-current deferred tax liabilities	$2,054.3	$1,825.9
The 2018 and 2017 amounts above exclude $47.8 million and $37.9 million respectively, of unrecognized tax benefits that have been recorded as a reduction of non-current deferred tax assets, which is presented within non-current deferred tax liabilities due to jurisdictional netting on the consolidated balance sheets.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In millions)
Balance at beginning of year	$41.9	$39.7	$39.5
Additions for tax positions related to the current year	22.3	13.5	1.7
Additions for tax positions of prior years	0.7	13.6	—
Reductions for tax positions of prior years	(8.4)	—	—
Settlements	—	(12.8)	—
Release due to statute expirations	(1.6)	(14.6)	(2.3)
Foreign currency adjustment	(3.3)	2.5	0.8
Balance at end of year	$51.6	$41.9	$39.7
In 2018, we finalized our bilateral advanced pricing agreement with the Canadian Revenue Agency and U.S. Internal Revenue Service covering tax years 2014 through December 31, 2021, and accordingly, released associated uncertain tax positions.
Our remaining unrecognized tax benefits as of December 31, 2018, relate to tax years that are currently open to examination. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.
During 2019, we anticipate that approximately $1 million to $5 million of unrecognized tax benefits will be released due to closings of statutes of limitations.

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In millions)
Reconciliation of unrecognized tax benefits balance
Estimated interest and penalties	$2.3	$2.1	$5.7
Unrecognized tax positions	51.6	41.9	39.7
Total unrecognized tax benefits	$53.9	$44.0	$45.4

Presented net against non-current deferred tax assets	$47.8	$37.9	$32.7
Current (included in accounts payable and other current liabilities)	—	—	3.0
Non-current (included within other liabilities)	6.1	6.1	9.7
Total unrecognized tax benefits	$53.9	$44.0	$45.4

Amount of unrecognized tax benefits that would impact the effective tax rate, if recognized(1)	$51.6	$41.9	$39.7

(1)	Amounts exclude the potential effects of valuation allowances, which may fully or partially offset the impact to the effective tax rate.
We file income tax returns in most of the federal, state and provincial jurisdictions in the U.S., Canada and various countries in Europe. Tax years through 2013 are closed in the U.S. In Canada, tax years through the year ended 2012 are closed or have been effectively settled through examination except for issues relating to intercompany cross-border transactions. The statute of limitations for intercompany cross-border transactions is closed through tax year 2010. Tax years through 2011 are closed for most countries in European jurisdictions with statutes of limitations varying from 3 to 8 years.

7. Special Items
We have incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these charges (benefits) as special items.

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In millions)
Employee-related charges
Restructuring	$34.7	$2.6	$7.3
Impairments or asset abandonment charges
U.S. - Asset abandonment(1)	8.2	14.5	2.7
Canada - Intangible asset impairment(2)	—	—	495.2
Canada - Asset abandonment(3)	24.5	14.4	5.0
Europe - Asset abandonment(4)	3.8	9.5	10.8
International - Asset impairment and write-off(5)	—	—	30.8
Unusual or infrequent items
Europe - Flood loss (insurance reimbursement), net(6)	—	—	(9.3)
Termination fees and other (gains) losses
U.S. - Acquisition revaluation gain and reclassification of historical share of MillerCoors' AOCI(7)	—	—	(2,965.0)
Canada - Gain on sale of asset(3)	—	—	(110.4)
Europe - Gain on sale of asset(4)	—	(4.6)	—
International(8)	7.1	—	—
Acquisition purchase price adjustment settlement gain(9)	(328.0)	—	—
Total Special items, net	$(249.7)	$36.4	$(2,532.9)

(1)
Charges for 2018 relate to the closure of the Colfax, California cidery, and consist primarily of accelerated depreciation in excess of normal depreciation, as well as other costs associated with the previously closed Eden, North Carolina brewery, including net charges associated with the sale of the Eden real property. Charges for 2017 also relate to the Eden brewery closure.

(2)	During the fourth quarter of 2016, we recognized impairment charges related to indefinite-lived intangible assets in Canada. See Note 10, "Goodwill and Intangible Assets" for further discussion.

(3)
As part of our ongoing strategic review of our Canadian supply chain network, during 2016 we completed the sale of our Vancouver brewery, resulting in net cash proceeds received of CAD 183.1 million ($140.8 million), and recognized a gain of $110.4 million within special items. In conjunction with the sale of the brewery, we agreed to leaseback the existing property to continue operations on an uninterrupted basis while our new brewery is being constructed. We have evaluated this transaction pursuant to the accounting guidance for sale-leaseback transactions, and concluded that the relevant criteria had been met for full gain recognition. Additionally, during 2018, 2017 and 2016, we incurred other abandonment charges, consisting primarily of accelerated depreciation charges in excess of normal depreciation, related to the planned closure of the Vancouver brewery, which is currently expected to occur in the third quarter of 2019.

Additionally, in the third quarter of 2017, as a result of the continuation of this strategic review, we announced the plan to build a more efficient and flexible brewery in the greater Montreal area. As a result of this decision, we have begun to develop plans to transition out of our existing Montreal brewery. Accordingly, we incurred accelerated depreciation charges associated with the existing brewery closure in the second half of 2017 and in 2018, of which the amount in excess of normal depreciation is recorded within special items. We expect to incur additional charges, including estimated accelerated depreciation charges in excess of normal depreciation of approximately CAD 65 million, through final closure of the brewery, which is currently expected to occur in 2021. However, due to the uncertainty inherent in our estimates, these estimated future accelerated depreciation charges as well as the timing of the brewery closure are subject to change.

(4)
As a result of our continued strategic review of our European supply chain network, during 2018, 2017 and 2016, we incurred charges consisting primarily of accelerated depreciation in excess of normal depreciation related to the closure of our Burton South brewery and other associated closure costs. The Burton South Brewery closed during the first quarter of 2018. Additionally, as part of this review, related to the closures of our Plovdiv brewery in Bulgaria and Alton brewery in the U.K., during 2018, 2017 and 2016, we recorded asset abandonment related special charges.

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

(8)
Represents charges related to the exit of our China business in 2018, consisting primarily of the reclassification of the associated cumulative foreign currency translation adjustment from AOCI upon substantial liquidation. See Note 14, "Accumulated Other Comprehensive Income (Loss)" for further details.

(9)
During the first quarter of 2018, we recorded the settlement proceeds related to the Adjustment Amount as a gain within special items, net in our consolidated statement of operations in our Corporate segment and within cash provided by operating activities within our consolidated statement of cash flows. See Note 4, "Acquisition and Investments" for further details.

Restructuring Activities
Beginning in 2016, restructuring initiatives related to the integration of MillerCoors after the completion of the Acquisition were implemented in order to operate a more efficient business and achieve cost saving targets which to date resulted in reduced employment levels by approximately 110 employees. Total restructuring costs related to integration initiatives were $1.6 million in 2017 and $9.3 million in 2016, representing the majority of the charges within the table below by segment. Subsequently, during the third quarter of 2018, we initiated restructuring activities in the U.S. in order to align our cost base with our scale of business. As a result, we reduced U.S. employment levels by approximately 300 employees in the fourth quarter of 2018. Additionally, we also initiated global restructuring activities during the fourth quarter of 2018, and reduced employment levels across the business by approximately 20 employees. Severance costs related to these restructuring activities were recorded as special items in our consolidated statements of operations. As we continually evaluate our cost structure and seek opportunities for further efficiencies and cost savings as part of these initiatives, we may incur additional restructuring related charges in the future, however, we are unable to estimate the amount of charges at this time.
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

	U.S.	Canada	Europe	International	Corporate	Total
	(In millions)
Balance as of December 31, 2015	$—	$2.3	$5.6	$1.3	$—	$9.2
Balance assumed in Acquisition	6.9	—	—	—	—	6.9
Charges incurred	3.2	4.0	1.2	0.3	0.7	9.4
Payments made	(5.0)	(0.4)	(1.2)	(1.4)	—	(8.0)
Changes in estimates	—	—	(2.1)	—	—	(2.1)
Foreign currency and other adjustments	—	—	(0.7)	—	—	(0.7)
Balance as of December 31, 2016	$5.1	$5.9	$2.8	$0.2	$0.7	$14.7
Charges incurred and changes in estimates	0.8	—	0.1	1.6	0.1	2.6
Payments made	(5.3)	(1.9)	(1.3)	(1.6)	(0.8)	(10.9)
Foreign currency and other adjustments	—	0.3	0.2	—	—	0.5
Balance as of December 31, 2017	$0.6	$4.3	$1.8	$0.2	$—	$6.9
Charges incurred and changes in estimates	29.6	(0.7)	2.2	2.2	1.4	34.7
Payments made	(8.6)	(2.0)	(3.3)	(1.8)	(0.1)	(15.8)
Foreign currency and other adjustments	—	(0.1)	(0.1)	—	—	(0.2)
Balance as of December 31, 2018	$21.6	$1.5	$0.6	$0.6	$1.3	$25.6
8. Stockholders' Equity
Changes to the number of shares of capital stock issued were as follows:

	Common stock issued		Exchangeable shares issued
	Class A	Class B(1)	Class A	Class B
	(Share amounts in millions)
Balance as of December 31, 2015	2.6	172.5	2.9	16.0
Shares issued from public offering	—	29.9	—	—
Shares issued under equity compensation plans	—	0.5	—	—
Shares exchanged for common stock	—	0.8	—	(0.8)
Balance as of December 31, 2016	2.6	203.7	2.9	15.2
Shares issued under equity compensation plans	—	0.5	—	—
Shares exchanged for common stock	—	0.5	—	(0.5)
Balance as of December 31, 2017	2.6	204.7	2.9	14.7
Shares issued under equity compensation plans	—	0.7	—	—
Shares exchanged for Class B exchangeable shares	—	—	(0.1)	0.1
Balance as of December 31, 2018	2.6	205.4	2.8	14.8

(1)	During 2016, we received proceeds from our February 3, 2016, equity offering of our Class B common stock. See "Class B Common Stock Equity Issuance" below for further discussion.
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
9. Properties

	As of
	December 31, 2018	December 31, 2017
	(In millions)
Land and improvements	$369.3	$363.9
Buildings and improvements	953.6	930.6
Machinery and equipment	4,095.0	3,910.6
Returnable containers	403.4	356.2
Furniture and fixtures	361.1	360.5
Software	445.0	310.4
Natural resource properties	3.8	3.8
Construction in progress	535.9	534.3
Total properties cost	7,167.1	6,770.3
Less: accumulated depreciation	(2,558.8)	(2,096.6)
Properties, net	$4,608.3	$4,673.7
Depreciation expense was $633.4 million, $590.7 million and $306.3 million in 2018, 2017 and 2016, respectively. Loss and breakage expense related to our returnable containers, included in the depreciation expense amounts noted above, was $48.4 million, $46.9 million and $33.0 million in 2018, 2017 and 2016, respectively, and is classified within cost of goods sold in the consolidated statements of operations. Additionally, the previously mentioned depreciation expense for 2018, 2017 and 2016 includes accelerated depreciation of $30.7 million, $20.5 million and $12.4 million respectively, primarily associated with brewery closures, and is classified within special items in the consolidated statements of operations. See Note 7, "Special Items" for further discussion as well as details around facility closures.

10. Goodwill and Intangible Assets

	U.S.	Canada	Europe	International	Consolidated
	(In millions)
Balance as of December 31, 2016	$6,415.6	$567.6	$1,260.5	$6.4	$8,250.1
Adjustments to preliminary purchase price allocation and synergy allocation(1)	(487.1)	295.0	100.0	—	(92.1)
Business acquisition(2)	—	13.8	—	—	13.8
Foreign currency translation	—	55.7	177.5	0.5	233.7
Balance as of December 31, 2017	$5,928.5	$932.1	$1,538.0	$6.9	$8,405.5
Adjustments to preliminary purchase price allocation(2)	—	(2.8)	—	—	(2.8)
Business acquisition(3)	—	—	10.3	—	10.3
Foreign currency translation	—	(72.7)	(78.9)	(0.6)	(152.2)
Balance as of December 31, 2018	$5,928.5	$856.6	$1,469.4	$6.3	$8,260.8

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

(2)
During the fourth quarter of 2017, we completed the acquisition of Le Trou du Diable, a craft brewer located in Quebec. As part of the preliminary purchase price accounting in the fourth quarter of 2017, goodwill generated in conjunction with this acquisition was recorded within our Canada segment. During 2018, we recorded adjustments to the preliminary purchase price allocation related to this acquisition, which is now finalized.

(3)
During the first quarter of 2018, we completed the acquisition of Aspall Cyder Limited, an established premium cider business in the U.K. Goodwill generated in conjunction with this acquisition was recorded within our Europe segment, and our purchase price allocation is now finalized.

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2018:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$4,988.0	$(682.4)	$4,305.6
License agreements and distribution rights	15 - 28	220.2	(95.7)	124.5
Other	2 - 40	129.2	(32.2)	97.0
Intangible assets not subject to amortization:
Brands	Indefinite	8,169.9	—	8,169.9
Distribution networks	Indefinite	741.8	—	741.8
Other	Indefinite	337.6	—	337.6
Total		$14,586.7	$(810.3)	$13,776.4

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2017:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$5,215.3	$(516.0)	$4,699.3
License agreements and distribution rights	15 - 28	236.3	(103.9)	132.4
Other	2 - 40	148.3	(42.4)	105.9
Intangible assets not subject to amortization:
Brands	Indefinite	8,216.6	—	8,216.6
Distribution networks	Indefinite	804.7	—	804.7
Other	Indefinite	337.6	—	337.6
Total		$14,958.8	$(662.3)	$14,296.5
The changes in the gross carrying amounts of intangibles from December 31, 2017, to December 31, 2018, are primarily driven by the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies.
Based on foreign exchange rates as of December 31, 2018, the estimated future amortization expense of intangible assets is as follows:

Year	Amount
(In millions)
2019	$220.4
2020	219.4
2021	213.1
2022	208.5
2023	207.6
Amortization expense of intangible assets was $224.1 million, $222.1 million, and $82.1 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. The increase in amortization expense in 2017 versus 2016 is primarily attributable to the addition of U.S. definite-lived intangible asset amortization following the completion of the Acquisition, as well as the reclassification of the Molson core brand intangible assets from indefinite to definite-lived following the completion of our annual impairment test as of October 1, 2016. This expense is primarily presented within marketing, general and administrative expenses in our consolidated statements of operations.
We completed our required annual goodwill and indefinite-lived intangible impairment testing as of October 1, 2018, the first day of our fourth quarter, and concluded there were no impairments of goodwill within our U.S., Europe, Canada or India reporting units. Further, there were no impairments of our other indefinite-lived intangible assets as a result of the annual review process.
Reporting Units and Goodwill
As of the date of our annual impairment test, performed as of October 1, 2018, the operations in each of the specific regions within our U.S., Canada, Europe and International segments are considered components based on the availability of discrete financial information and the regular review by segment management. We have concluded that the components within the U.S., Canada and Europe segments each meet the criteria of having similar economic characteristics and therefore have aggregated these components into the U.S., Canada and Europe reporting units, respectively. Additionally, we determined that the components within our International segment do not meet the criteria for aggregation, and therefore, the operations of our India business constitute a separate reporting unit at the component level. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion of our determination of reporting units for purposes of goodwill impairment testing.
The fair value of the U.S., Europe and Canada reporting units were estimated at approximately 19%, 11% and 6% in excess of carrying value, respectively, as of the October 1, 2018, testing date. In the current year testing, it was determined that the fair value of each of the reporting units declined from the prior year, resulting in our Europe and Canada reporting units now being considered at risk of impairment. The decline in fair value across all reporting units in the current year is largely due to the recent interest rate environment which has resulted in an increase to the risk-free rate included in our current year discount rate calculations. This fact, coupled with the recent changes in market conditions resulting in lower earnings multiples of comparable public companies within our market-based valuations, adversely impacted the results of our impairment testing. In the U.S. reporting unit, market driven declines from the prior year were partially offset by a decrease in the tax rate driven by the enactment of the 2017 Tax Act within the U.S., as well as inclusion of incremental cost saving initiatives included in the current year forecast. In the Europe reporting unit, declines from the prior year were partially offset by continued volume and revenue growth throughout 2018 benefiting management's forecasts and positively impacting the forecasted future cash flows of the reporting unit. The market-driven decline in the excess of the fair value over the carrying value of the Canada reporting unit was coupled with continued challenging industry dynamics during the year, including continued performance declines within the Molson and Coors Light core brands, resulting in a reduction of forecasted results in comparison to the prior year. These declines were slightly offset by incremental cost saving initiatives included in the current year forecast. The fair value of the India reporting unit declined slightly from the prior year, as a result of shifts in business strategy; however, the fair value of the India reporting unit continues to remain in excess of its carrying value as of our annual testing date.
Although the fair value of each of our reporting units was determined to be in excess of its respective carrying value as of the October 1, 2018, testing date, the fair value determinations are sensitive to further unfavorable changes in forecasted cash flows, macroeconomic conditions, market multiples or discount rates that could negatively impact future analyses.
Indefinite-Lived Intangibles
The Coors and Miller indefinite-lived brands in the U.S. continue to be sufficiently in excess of their respective carrying values as of the annual testing date.
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
The fair values of our indefinite-lived intangibles in Europe, including the Staropramen and Carling brands, continue to be sufficiently in excess of their respective carrying values as of the annual testing date.
We utilized Level 3 fair value measurements in our impairment analysis of certain indefinite-lived intangible brand assets, including the Coors and Miller brands in the U.S., and the Staropramen brand in Europe, which utilizes an excess earnings approach to determine the fair values of these assets as of the testing date. The future cash flows used in the analysis are based on internal cash flow projections based on our long range plans and include significant assumptions by management as noted below. Separately, we performed qualitative assessments of certain indefinite-lived intangible assets, including the Coors Light brand distribution rights in Canada, Carling brand in Europe and water rights in the U.S., to determine whether it was more likely than not that the fair values of these assets were greater than their respective carrying amounts. Based on the qualitative assessments, we determined that a full quantitative analysis was not necessary.
Key Assumptions
As of the date of our annual impairment test, performed as of October 1, the Europe and Canada reporting unit goodwill balances are at risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including prolonged weakening of economic conditions, or significant unfavorable changes in tax, environmental or other regulations, including interpretations thereof), terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flow analyses. For testing purposes of our reporting units, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections used for our Canada reporting unit testing reflect continued challenges within the beer industry in Canada adversely impacting the projected cash flows of the business, offset by growth resulting from the benefit of anticipated cost savings and specific brand-building and innovation activities. Current projections used for our Europe reporting unit incorporate ongoing anticipated cost savings, coupled with continued volume and revenue growth. Positive assumptions included in management's forecast for both the Europe and Canada reporting units are being offset by adverse market conditions negatively impacting discount rate and market multiple assumptions applied to our fair valuation models in the current year.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units and indefinite-lived intangibles may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in sales volume and increase in costs that could significantly impact our immediate and long-range results, a decrease in sales volume driven by a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long-term volume trends, a continuation of the trend away from core brands in certain of our markets, especially in markets where our core brands represent a significant portion of the market, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) adverse changes in macroeconomic conditions or an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a recession), (iii) volatility in the equity and debt markets or other country specific factors which could result in a higher weighted-average cost of capital, (iv) sensitivity to market multiples; and (v) regulation limiting or banning the manufacturing, distribution or sale of alcoholic beverages.
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
Definite-Lived Intangibles
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying assets for potential triggering events suggesting an impairment review should be performed. Excluding the definite-lived intangible asset impairment charge associated with the triggering event which occurred in Bihar, India in 2016 further discussed below, no such triggering events that resulted in an impairment charge were identified in 2018, 2017 or 2016.
India Triggering Event and Interim Impairment Assessment
On April 5, 2016, the government of the state of Bihar implemented a complete prohibition of the sale and consumption of all forms of alcohol. Due to this triggering event, and as the expected length of the prohibition was unclear and was expected to remain in effect for the foreseeable future, we performed an interim impairment assessment for the impacted tangible assets, intangible assets and the India reporting unit goodwill. Specifically, upon identification of the triggering event we completed step one of the goodwill impairment test comparing the fair value of the India reporting unit to its carrying value using a combination of discounted cash flow analyses and market approaches, which resulted in the need to complete step two. Upon completion of step two, we recorded an impairment of tangible assets of $11.0 million and impairment of goodwill and definite-lived intangibles of $19.8 million within special items during the second quarter of 2016. The remaining goodwill attributable to the India reporting unit of $6.3 million, based on foreign exchange rates as of December 31, 2018, is associated with cash flows in other states in India, where alcohol sales are not prohibited. We continue to monitor legal proceedings impacting the regulatory environment as it relates to our ability to resume operations in the state.

11. Debt
Debt Obligations

	As of
	December 31, 2018	December 31, 2017
	(In millions)
Senior notes:
CAD 400 million 2.25% notes due 2018(1)	$—	$318.2
CAD 500 million 2.75% notes due 2020(1)	366.6	397.7
CAD 500 million 2.84% notes due 2023(2)	366.6	397.7
CAD 500 million 3.44% notes due 2026(1)(2)	366.6	397.7
$500 million 1.45% notes due 2019(2)	500.0	500.0
$500 million 1.90% notes due 2019(3)	499.8	498.5
$500 million 2.25% notes due 2020(3)	499.0	498.2
$1.0 billion 2.10% notes due 2021(2)	1,000.0	1,000.0
$500 million 3.5% notes due 2022(4)	509.3	512.2
$2.0 billion 3.0% notes due 2026(2)	2,000.0	2,000.0
$1.1 billion 5.0% notes due 2042(4)	1,100.0	1,100.0
$1.8 billion 4.2% notes due 2046(2)	1,800.0	1,800.0
EUR 500 million notes due 2019(3)	573.4	600.3
EUR 800 million 1.25% notes due 2024(2)	917.4	960.4
Other long-term debt	43.0	22.1
Less: unamortized debt discounts and debt issuance costs	(64.8)	(75.9)
Total long-term debt (including current portion)	10,476.9	10,927.1
Less: current portion of long-term debt	(1,583.1)	(328.4)
Total long-term debt	$8,893.8	$10,598.7

Short-term borrowings:
Commercial paper program(5)	$—	$379.0
Other short-term borrowings(6)	11.4	7.4
Current portion of long-term debt	1,583.1	328.4
Current portion of long-term debt and short-term borrowings	$1,594.5	$714.8

(1)
Prior to Molson Coors International, L.P., a Delaware limited partnership and wholly-owned subsidiary of MCBC ("Molson Coors International L.P."), issuing our CAD 500 million 2.75% notes due September 18, 2020 ("CAD 500 million notes"), and CAD 400 million 2.25% notes due September 18, 2018 ("CAD 400 million notes", and together with the CAD 500 million notes, the "2015 Notes"), on September 18, 2015, we entered into forward starting interest rate swap agreements to hedge the interest rate volatility for a 10 year period. We settled these swaps at the time of issuance of the 2015 Notes and are amortizing a portion of the resulting loss from AOCI to interest expense over the remaining term of the 2015 Notes as well as over a portion of the 2016 Notes defined below up to the full 10-year term of the interest rate swap agreements. The amortizing loss will increase our effective cost of borrowing compared to the stated coupon rates by 0.65% and 0.60% on each of the CAD 500 million notes due in 2020 and 2026, respectively. See Note 16, "Derivative Instruments and Hedging Activities" for further details on the forward starting interest rate swaps. During the third quarter of 2018, we repaid the CAD 400 million notes with cash on hand.

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
Prior to using the proceeds from our 2016 Notes and February 3, 2016, equity issuance to partially fund the Acquisition, we invested these proceeds in various fixed rate deposit and money market accounts with terms of three months or less and, accordingly, recognized interest income of $19.0 million for the year ended December 31, 2016, within interest income (expense).

(3)
On March 15, 2017, MCBC issued approximately $1.5 billion of senior notes, consisting of $500 million 1.90% senior notes due March 15, 2019, and $500 million 2.25% senior notes due March 15, 2020 (collectively, the "2017 USD Notes") and EUR 500 million floating rate senior notes due March 15, 2019 ("2017 EUR Notes") (2017 USD Notes and 2017 EUR Notes, collectively, the "2017 Notes"). We bear quarterly interest on the 2017 EUR Notes at the rate of 0.35% plus three-month EURIBOR. These issuances resulted in total proceeds of approximately $1.5 billion, net of underwriting fees and discounts of $3.1 million and $0.7 million, respectively. Total debt issuance costs capitalized in connection with these notes, including underwriting fees, discounts and other financing related costs, were $6.1 million and are being amortized over the respective terms of the 2017 Notes. The 2017 Notes began accruing interest upon issuance, with quarterly payments due on the 2017 EUR Notes beginning June 15, 2017, and semi-annual payments due on the 2017 USD Notes beginning September 15, 2017. The proceeds from our 2017 Notes were used to repay our term loans.

In the first quarter of 2017, we entered into interest rate swaps to economically convert our fixed rate 2017 USD Notes to floating rate debt. As a result of these hedge programs, the carrying value of the $500 million 1.90% notes and $500 million 2.25% notes were adjusted for fair value movements attributable to the benchmark interest rate. During the fourth quarter of 2017, we settled these interest rate swaps, at which time we ceased adjusting the carrying value of the 2017 USD Notes for the fair value of these swaps. At the time of termination, cumulative adjustments to the carrying value of the notes were losses of $1.6 million on the $500 million 1.90% notes and $1.9 million on the $500 million 2.25% notes. Beginning in the fourth quarter of 2017, we began amortizing these cumulative adjustments to interest expense over the remaining term of each respective note and will accordingly increase the annual effective interest rate for the $500 million 1.90% notes and $500 million 2.25% notes for the remaining term of the notes by 0.24% and 0.17%, respectively. The fair value adjustments and subsequent amortization have been excluded from the aggregate principal debt maturities table presented below.
During the second quarter of 2018, we entered into cross currency swaps in order to hedge a portion of the foreign currency translational impacts of our European investment. As a result of the swaps, we economically converted our $500 million 2.25% senior notes due 2020 and associated interest to EUR denominated, which will result in a EUR interest rate to be received at 0.85%. See Note 16, "Derivative Instruments and Hedging Activities" for further details.
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

(4)
On May 3, 2012, we issued approximately $1.9 billion of senior notes with portions maturing in 2017, 2022 and 2042. The issuance resulted in total proceeds, before expenses, of approximately $1.9 billion, net of underwriting fees and discounts of $14.7 million and $4.6 million, respectively. Total debt issuance costs capitalized in connection with these senior notes, including the underwriting fees and discounts, were approximately $18.0 million and are being amortized over the term of the notes. During the second quarter of 2017, we repaid the $300 million 2.0% notes due 2017 using commercial paper.

During 2014, we entered into interest rate swaps to economically convert our fixed rate $500 million 3.5% notes due 2022 ("$500 million notes") to floating rate debt. As a result of fair value hedge accounting, the carrying value of the $500 million notes included a cumulative adjustment for the change in fair value of $18.1 million at the time of termination of the swaps. Beginning in the fourth quarter of 2015, we began amortizing this cumulative adjustment to interest expense over the remaining term of the $500 million notes and will accordingly decrease the annual effective interest rate for the remaining term by 0.56%. The fair value adjustments and subsequent amortization have been excluded from the aggregate principal debt maturities table presented below.

(5)
As of December 31, 2018, we had no outstanding borrowings under our commercial paper program and as of December 31, 2017, we had total outstanding borrowings under our commercial paper program of $379.0 million at a weighted-average effective interest rate and tenor of 1.84% and 45 days, respectively.

(6)
As of December 31, 2018, we had $1.1 million in bank overdrafts and $88.9 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $87.8 million. As of December 31, 2017, we had $1.2 million in bank overdrafts and $37.8 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $36.6 million.

We had total outstanding borrowings of $7.3 million and $3.2 million under our two JPY overdraft facilities as of December 31, 2018, and December 31, 2017, respectively. In addition, we have GBP and CAD lines of credit under which we had no outstanding borrowings as of December 31, 2018, or December 31, 2017. A summary of our short-term facility availability is presented below. See Note 18, "Commitments and Contingencies" for further discussion related to letters of credit.
•JPY 900 million overdraft facility at Japan base rate plus 0.45%
•JPY 500 million overdraft facility at Japan base rate plus 0.35%
•CAD 30 million overdraft facility at USD Prime or CAD Prime depending on the borrowing currency
•GBP 20 million overdraft facility at GBP LIBOR plus 1.5%

•	USD 20 million line of credit overdraft facility at USD Prime plus 5%
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of December 31, 2018, and December 31, 2017, the fair value of our outstanding long-term debt (including current portion of long-term debt) was approximately $9.9 billion and $11.2 billion, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility
On July 7, 2017, we entered into a 5-year, $1.5 billion revolving multi-currency credit facility, which provides a $150 million sub-facility available for the issuance of letters of credit which replaced our previous revolving credit facility. In connection with the new revolving credit facility, we increased the size of our existing commercial paper program to a maximum aggregate amount outstanding at any time of $1.5 billion. Concurrent with these transactions, in the third quarter of 2017, we incurred $3.4 million of issuance costs related to the $1.5 billion revolving credit facility, which are being amortized over the term of the agreement. During the third quarter of 2018, we extended the maturity date of our revolving credit facility by one year to July 7, 2023.
We had no borrowings drawn on our $1.5 billion revolving credit facility as of December 31, 2018. As of December 31, 2017, we had approximately $1.1 billion available to draw under our $1.5 billion revolving credit facility, as the borrowing capacity is reduced by borrowings under our commercial paper program. We had no other borrowings drawn on this revolving credit facility as of December 31, 2017.
The maximum leverage ratio of this facility is 4.75x debt to EBITDA, with a decline to 4.00x debt to EBITDA as of the last day of the fiscal quarter ending December 31, 2020.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include customary events of default and specified representations and warranties and covenants, including, among other things, covenants that restrict our ability to incur certain additional priority indebtedness, create or permit liens on assets, or engage in mergers or consolidations. As of December 31, 2018, and December 31, 2017, we were in compliance with all of these restrictions and have met all debt payment obligations. All of our outstanding senior notes as of December 31, 2018, rank pari-passu.

As of December 31, 2018, the aggregate principal debt maturities of long-term debt and short-term borrowings, based on foreign exchange rates as of December 31, 2018, for the next 5 years are as follows:

Year	Amount
(In millions)
2019	$1,595.2
2020	866.6
2021	1,000.0
2022	500.0
2023	366.6
Thereafter	6,211.6
Total	$10,540.0
Interest

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In millions)
Interest incurred	$311.7	$351.8	$272.2
Interest capitalized	(5.5)	(2.5)	(0.6)
Interest expensed	$306.2	$349.3	$271.6
12. Inventories

	As of
	December 31, 2018	December 31, 2017
	(In millions)
Finished goods	$229.8	$222.3
Work in process	83.4	85.2
Raw materials	224.3	231.7
Packaging materials	54.3	52.3
Inventories, net	$591.8	$591.5
13. Share-Based Payments
We have one share-based compensation plan, the MCBC Incentive Compensation Plan (the "Incentive Compensation Plan"), as of December 31, 2018, and all outstanding awards fall under this plan.
Molson Coors Brewing Company Incentive Compensation Plan
We issue the following types of awards related to shares of Class B common stock to certain directors, officers, and other eligible employees, pursuant to the Incentive Compensation Plan: RSUs, DSUs, PSUs, and stock options.
RSU awards are issued based upon the market value equal to the price of our stock at the date of the grant and vest over a period of three years. In 2018, 2017 and 2016, we granted 0.4 million, 0.3 million and 0.2 million RSUs, respectively, with a weighted-average market value of $72.78, $92.02 and $92.95 each, respectively. Prior to vesting, RSUs have no voting rights.
DSU awards, under the Directors' Stock Plan pursuant to the Incentive Compensation Plan, are elections made by non-employee directors of MCBC that enable them to receive all or one-half of their annual cash retainer payments in our stock. The deferred stock unit awards are issued at the market value equal to the closing price on the date of the grant. The DSUs are paid in shares of stock upon termination of service. Prior to vesting, DSUs have no voting rights. In 2018, 2017 and 2016, we granted a small number of DSUs with a weighted-average market value of $64.48, $86.06 and $100.60 per share, respectively.
As part of our annual grant in the first quarter of 2018, 2017 and 2016 we granted PSUs. PSUs are granted with a target value established at the date of grant and vest upon completion of a service requirement. The settlement amount of the PSUs is determined based on market and performance metrics, which include our total shareholder return performance relative to the S&P 500 and specified internal performance metrics designed to drive greater shareholder return. PSU compensation expense is based on a fair value assigned to the market metric upon grant using a Monte Carlo model, which remains constant throughout the vesting period of three years and a performance multiplier, which will vary due to changing estimates of the performance metric condition. During 2018, 2017 and 2016, we granted 0.2 million, 0.2 million and 0.1 million PSUs, respectively, each with a weighted-average fair value of $78.30, $97.13 and $90.49, respectively.
Stock options are granted with an exercise price equal to the market value of a share of Class B common stock on the date of grant. Stock options have a term of ten years and generally vest over three years. During 2018, 2017 and 2016, we granted 0.2 million, 0.2 million and 0.1 million options, respectively, each with a weighted-average fair value of $15.44, $18.66 and $16.65, respectively.
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

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In millions)
Pretax share-based compensation expense	$42.6	$58.3	$32.3
Tax benefit(1)	(6.9)	(11.1)	(10.0)
After-tax share-based compensation expense	$35.7	$47.2	$22.3

(1)
The tax benefit for 2017 excludes the impact of the remeasurement of related deferred tax assets resulting from the reduction of the U.S. federal corporate income tax rate pursuant to the 2017 Tax Act. See Note 6, "Income Tax" for further discussion.

As of December 31, 2018, there was $39.9 million of total unrecognized compensation cost from all share-based compensation arrangements granted under the Incentive Compensation Plan, related to unvested awards. This total compensation expense is expected to be recognized over a weighted-average period of 1.8 years.

	RSUs and DSUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 31, 2017	1.0	$95.80	0.4	$89.57
Granted	0.4	$72.77	0.2	$78.30
Vested	(0.3)	$91.39	(0.1)	$75.46
Forfeited	(0.1)	$89.78	—	$—
Non-vested as of December 31, 2018	1.0	$88.53	0.5	$86.85
The weighted-average fair value per unit for the non-vested PSUs is $84.90 as of December 31, 2018.
The total intrinsic values of RSUs and DSUs vested during 2018, 2017 and 2016 were $24.8 million, $31.5 million and $21.8 million, respectively.

	Stock options
	Awards	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2017	1.5	$63.60	4.6	$31.3
Granted	0.2	$78.79
Exercised	(0.4)	$47.16
Forfeited	—	—
Outstanding as of December 31, 2018	1.3	$70.56	5.2	$4.3
Expected to vest as of December 31, 2018	0.4	$85.32	8.3	$—
Exercisable as of December 31, 2018	0.9	$64.73	4.0	$4.3
The total intrinsic values of exercises during 2018, 2017 and 2016 were $9.6 million, $7.0 million and $17.7 million, respectively. During 2018, 2017 and 2016, cash received from stock options exercises was $16.0 million, $4.0 million and $11.2 million, respectively, and total tax benefits realized, including excess tax benefits, from share-based awards vested or exercised was $8.4 million, $20.2 million and $15.1 million, respectively.
The shares of Class B common stock to be issued under the stock option plans are made available from authorized and unissued MCBC Class B common stock. As of December 31, 2018, there were 3.9 million shares of MCBC Class B common stock available for the issuance under the Incentive Compensation Plan.
The fair value of each option granted in 2018, 2017 and 2016 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
Risk-free interest rate	2.65%	2.04%	1.40%
Dividend yield	2.08%	1.64%	1.81%
Volatility range	22.36% - 24.14%	22.40% - 22.88%	23.16% - 24.64%
Weighted-average volatility	22.81%	22.52%	23.53%
Expected term (years)	5.3	5.1	5.2
Weighted-average fair value	$15.44	$18.66	$16.65
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

The fair value of the market metric for each PSU granted in 2018, 2017 and 2016 was determined on the date of grant using a Monte Carlo model to simulate total stockholder return for MCBC and peer companies with the following weighted-average assumptions:

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
Risk-free interest rate	2.34%	1.59%	1.04%
Dividend yield	2.08%	1.64%	1.81%
Volatility range	13.03% - 81.87%	13.71% - 80.59%	14.10% - 77.11%
Weighted-average volatility	22.76%	24.24%	23.68%
Expected term (years)	2.8	2.8	2.8
Weighted-average fair market value	$78.30	$97.13	$90.49
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

14. Accumulated Other Comprehensive Income (Loss)

	MCBC stockholders' equity
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and Postretirement Benefit adjustments	Equity Method Investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2015	$(769.9)	$14.5	$(598.3)	$(350.4)	$(1,704.1)
Foreign currency translation adjustments	(227.4)	—	(7.3)	—	(234.7)
Unrealized gain (loss) on derivative instruments	—	20.0	—	—	20.0
Reclassification of derivative (gain) loss to income	—	(3.4)	—	—	(3.4)
Pension and other postretirement benefit adjustments	—	—	64.4	—	64.4
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income and settlement	—	—	28.9	—	28.9
Reclassification of historical share of MillerCoors' AOCI loss to income(1)	—	—	—	458.3	458.3
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)(1)	—	—	—	36.8	36.8
Tax benefit (expense)(1)	3.2	(9.9)	(16.7)	(214.6)	(238.0)
As of December 31, 2016	$(994.1)	$21.2	$(529.0)	$(69.9)	$(1,571.8)
Foreign currency translation adjustments	638.3	—	4.7	—	643.0
Unrealized gain (loss) on derivative and non-derivative instruments	—	(205.3)	—	—	(205.3)
Reclassification of derivative (gain) loss to income	—	2.0	—	—	2.0
Pension and other postretirement benefit adjustments	—	—	181.8	—	181.8
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income and settlement	—	—	4.4	—	4.4
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	14.3	14.3
Tax benefit (expense)	41.2	71.2	(36.9)	(3.9)	71.6
As of December 31, 2017	$(314.6)	$(110.9)	$(375.0)	$(59.5)	$(860.0)
Foreign currency translation adjustments	(411.6)	106.4	(0.6)	—	(305.8)
Reclassification of cumulative translation adjustment to income (2)	6.0	—	—	—	6.0
Unrealized gain (loss) on derivative instruments	—	14.5	—	—	14.5
Reclassification of derivative (gain) loss to income	—	3.4	—	—	3.4
Pension and other postretirement benefit adjustments	—	—	55.4	—	55.4
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income and settlement	—	—	6.5	—	6.5
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	(1.0)	(1.0)
Tax benefit (expense)	(24.5)	(31.2)	(13.5)	0.2	(69.0)
As of December 31, 2018	$(744.7)	$(17.8)	$(327.2)	$(60.3)	$(1,150.0)

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

(2)
As a result of exiting our China business, the associated cumulative foreign currency translation adjustment was reclassified from AOCI and recognized within special items, net upon substantial liquidation. See Note 7, "Special Items" for further details.

We have significant levels of net assets denominated in currencies other than the USD due to our operations in foreign countries, and therefore we recognize OCI gains and/or losses when those items are translated to USD. The foreign currency translation losses recognized during 2018 were due to the weakening of the CAD, GBP and other currencies of our Europe operations versus the USD. The foreign currency translation gains recognized during 2017 were due to the strengthening of

CAD, GBP, and other currencies of our Europe operations versus the USD. The foreign currency translation losses recognized during 2016 were due to the weakening of the GBP and other currencies of our Europe operations versus the USD, partially offset by slight strengthening of the CAD versus the USD.
Reclassifications from AOCI to income:

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
	Reclassifications from AOCI			Location of gain (loss) recognized in income
	(In millions)
Gain/(loss) on cash flow hedges:
Forward starting interest rate swaps	$(3.0)	$(3.7)	$(3.8)	Interest expense, net
Foreign currency forwards	(0.2)	3.7	14.4	Cost of goods sold
Foreign currency forwards	(0.2)	(2.0)	(7.2)	Other income (expense), net
Total income (loss) reclassified, before tax	(3.4)	(2.0)	3.4
Income tax benefit (expense)	0.9	0.7	(0.4)
Net income (loss) reclassified, net of tax	$(2.5)	$(1.3)	$3.0

Amortization of defined benefit pension and other postretirement benefit plan items:
Prior service benefit (cost)	$(0.5)	$(0.5)	$(0.6)	Other pension and postretirement benefits (costs), net
Net actuarial gain (loss) and settlement	(6.0)	(3.9)	(28.3)	Other pension and postretirement benefits (costs), net
Total income (loss) reclassified, before tax	(6.5)	(4.4)	(28.9)
Income tax benefit (expense)	1.6	0.8	6.1
Net income (loss) reclassified, net of tax	$(4.9)	$(3.6)	$(22.8)

Other reclassifications from AOCI to Income:
China cumulative translation adjustment resulting from substantial liquidation	$(6.0)	$—	$—	Special items, net
Historical share of MillerCoors' AOCI loss	—	—	(458.3)	Special items, net
Total income (loss) reclassified, before tax	(6.0)	—	(458.3)
Income tax benefit (expense)	—	—	200.1
Net income (loss) reclassified, net of tax	$(6.0)	$—	$(258.2)

Total income (loss) reclassified, net of tax	$(13.4)	$(4.9)	$(278.0)
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
The U.S. participates in and makes contributions to multi-employer pension plans. Contributions to multi-employer pension plans were $7.9 million in 2018, $7.7 million in 2017 and $1.2 million for the post-Acquisition period of October 11, 2016, through December 31, 2016. Additionally, the U.S. postretirement health plan qualifies for the federal subsidy under the

Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) because the prescription drug benefits provided under the Company's postretirement health plan for Medicare eligible retirees generally require lower premiums from covered retirees and have lower co-payments and deductibles than the benefits provided in Medicare Part D and, accordingly, are actuarially equivalent to or better than the benefits provided under the Act. The benefits paid, including prescription drugs, were $37.1 million in 2018, $36.6 million in 2017 and $9.0 million for the post-Acquisition period of October 11, 2016, through December 31, 2016. Subsidies of $0.3 million for both 2018 and 2017, and $0.1 million for the post-Acquisition period of October 11, 2016, through December 31, 2016, were received.
As a result of the Acquisition, MillerCoors' results of operations became fully consolidated by MCBC, and, therefore, for the year ended December 31, 2016, the consolidated statement of operations includes MillerCoors' pension and OPEB expenses attributable to the period from October 11, 2016, to December 31, 2016. MillerCoors' pension and OPEB plans were recorded at fair value upon close of the Acquisition.
Defined Benefit and OPEB Plans
Net Periodic Pension and OPEB Cost (Benefit)
We have adopted the FASB's new guidance related to the classification of defined benefit pension and other postretirement plan costs. Specifically, the new guidance requires us to report only the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period; while the other components of net benefit cost are now presented in the consolidated statements of operations separately from the service cost component and outside of operating income. We have also determined that only service cost will be reported within each operating segment and all other components will be reported within the Corporate segment. See further discussion in Note 2, "New Accounting Pronouncements."

	For the years ended
	December 31, 2018			December 31, 2017			December 31, 2016
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Service cost:
Service cost	$5.5	$9.3	$14.8	$7.7	$10.9	$18.6	$7.6	$4.1	$11.7
Other pension and postretirement costs (benefits), net:
Interest cost	161.8	25.8	187.6	205.6	30.6	236.2	146.4	10.9	157.3
Expected return on plan assets, net of expenses	(232.8)	0.5	(232.3)	(287.9)	0.4	(287.5)	(194.1)	—	(194.1)
Amortization of prior service cost (benefit)	0.7	(0.2)	0.5	0.5	—	0.5	0.7	(0.1)	0.6
Amortization of net actuarial loss (gain)	7.6	(1.7)	5.9	12.2	—	12.2	17.8	—	17.8
Curtailment, settlement or special termination benefit loss (gain)	0.8	0.1	0.9	(5.4)	(2.9)	(8.3)	10.5	—	10.5
Less: expected participant contributions	(0.8)	—	(0.8)	(0.5)	—	(0.5)	(0.5)	—	(0.5)
Total other pension and postretirement cost (benefits), net	$(62.7)	$24.5	$(38.2)	$(75.5)	$28.1	$(47.4)	$(19.2)	$10.8	$(8.4)

Net periodic pension and OPEB cost (benefit)	$(57.2)	$33.8	$(23.4)	$(67.8)	$39.0	$(28.8)	$(11.6)	$14.9	$3.3

Obligations and Changes in Funded Status

	For the year ended December 31, 2018			For the year ended December 31, 2017
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Change in benefit obligation:
Prior year benefit obligation	$5,584.4	$803.6	$6,388.0	$6,177.5	$835.0	$7,012.5
Service cost, net of expected employee contributions	4.7	9.3	14.0	7.2	10.9	18.1
Interest cost	161.8	25.8	187.6	205.6	30.6	236.2
Actual employee contributions	0.6	—	0.6	0.7	—	0.7
Actuarial loss (gain)	(342.3)	(108.8)	(451.1)	179.4	(34.9)	144.5
Amendments and special termination benefits	10.7	(3.2)	7.5	—	(4.4)	(4.4)
Benefits paid	(296.8)	(44.1)	(340.9)	(327.5)	(43.3)	(370.8)
Settlement	(0.6)	—	(0.6)	(947.6)	—	(947.6)
Foreign currency exchange rate change	(217.8)	(10.5)	(228.3)	289.1	9.7	298.8
Benefit obligation at end of year	$4,904.7	$672.1	$5,576.8	$5,584.4	$803.6	$6,388.0
Change in plan assets:
Prior year fair value of assets	$5,897.7	$—	$5,897.7	$5,945.5	$—	$5,945.5
Actual return on plan assets	(156.1)	—	(156.1)	608.9	—	608.9
Employer contributions	8.9	44.1	53.0	310.0	43.3	353.3
Actual employee contributions	0.6	—	0.6	0.7	—	0.7
Settlement	(0.6)	—	(0.6)	(947.6)	—	(947.6)
Benefits and plan expenses paid	(296.8)	(44.1)	(340.9)	(327.5)	(43.3)	(370.8)
Foreign currency exchange rate change	(236.4)	—	(236.4)	307.7	—	307.7
Fair value of plan assets at end of year	$5,217.3	$—	$5,217.3	$5,897.7	$—	$5,897.7
Funded status:	$312.6	$(672.1)	$(359.5)	$313.3	$(803.6)	$(490.3)
Amounts recognized in the Consolidated Balance Sheets:
Other non-current assets	$416.7	$—	$416.7	$412.0	$—	$412.0
Accounts payable and other current liabilities	(4.5)	(45.1)	(49.6)	(4.9)	(48.9)	(53.8)
Pension and postretirement benefits	(99.6)	(627.0)	(726.6)	(93.8)	(754.7)	(848.5)
Net amounts recognized	$312.6	$(672.1)	$(359.5)	$313.3	$(803.6)	$(490.3)
The accumulated benefit obligation for our defined benefit pension plans was approximately $4.9 billion and $5.6 billion as of December 31, 2018, and December 31, 2017, respectively. The $130.8 million decrease in the net underfunded status of our aggregate pension and OPEB plans from December 31, 2017, to December 31, 2018, was primarily driven by the increase in discount rates. Our underfunded status also includes the impact of the High Court ruling in the U.K. related to equalizing pension benefits between men and women, which had an immaterial impact to our net underfunded status.
As of December 31, 2018, our defined benefit plan in the U.K. and certain defined benefit plans in the U.S. and Canada were overfunded as a result of our ongoing de-risking strategy. Information for our defined benefit plans that had aggregate accumulated benefit obligations and projected benefit obligations in excess of plan assets as of December 31, 2018, is as follows:

	As of
	December 31, 2018	December 31, 2017
	(In millions)
Accumulated benefit obligation	$742.1	$864.0
Projected benefit obligation	$742.4	$864.3
Fair value of plan assets	$638.3	$765.6

Information for OPEB plans with an accumulated postretirement benefit obligation in excess of plan assets has been disclosed above in "Obligations and Changes in Funded Status" as all of our OPEB plans are unfunded.

Accumulated Other Comprehensive Income (Loss)
Amounts recognized in AOCI not yet recognized as components of net periodic pension and OPEB cost, pretax, were as follows:

	As of December 31, 2018			As of December 31, 2017
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Net actuarial loss (gain)	$687.8	$(191.7)	$496.1	$645.4	$(83.3)	$562.1
Net prior service cost	10.2	(5.6)	4.6	1.5	(1.6)	(0.1)
Total not yet recognized	$698.0	$(197.3)	$500.7	$646.9	$(84.9)	$562.0
Changes in plan assets and benefit obligations recognized in OCI, pretax, were as follows:

	Pension	OPEB	Consolidated
	(In millions)
Accumulated other comprehensive loss (income) as of December 31, 2016	$800.7	$(47.8)	$752.9
Amortization of prior service (costs) benefit	(0.5)	—	(0.5)
Amortization of net actuarial (loss) gain	(12.2)	—	(12.2)
Net prior service cost	—	(1.6)	(1.6)
Settlement	5.4	2.9	8.3
Current year actuarial loss (gain)	(141.5)	(38.7)	(180.2)
Foreign currency exchange rate change	(5.0)	0.3	(4.7)
Accumulated other comprehensive loss (income) as of December 31, 2017	$646.9	$(84.9)	$562.0
Amortization of prior service (costs) benefit	(0.7)	0.2	(0.5)
Amortization of net actuarial (loss) gain	(7.6)	1.7	(5.9)
Net prior service cost	9.8	(4.1)	5.7
Settlement	—	(0.1)	(0.1)
Current year actuarial loss (gain)	46.8	(107.9)	(61.1)
Foreign currency exchange rate change	2.8	(2.2)	0.6
Accumulated other comprehensive loss (income) as of December 31, 2018	$698.0	$(197.3)	$500.7

Assumptions
Periodic pension and OPEB cost is actuarially calculated annually for each individual plan based on data available at the beginning of each year. Assumptions used in the calculation include the settlement discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below. The weighted-average rates used in determining the periodic pension and OPEB cost for the fiscal years 2018, 2017 and 2016 were as follows:

	For the years ended
	December 31, 2018		December 31, 2017		December 31, 2016
	Pension	OPEB	Pension	OPEB	Pension	OPEB
Weighted-average assumptions:
Settlement discount rate	3.01%	3.34%	3.36%	3.76%	3.72%	3.59%
Rate of compensation increase	2.00%	N/A	2.00%	N/A	2.00%	N/A
Expected return on plan assets(1)	4.10%	N/A	4.83%	N/A	5.15%	N/A
Health care cost trend rate	N/A	Ranging ratably from 6.75% in 2018 to 4.5% in 2037	N/A	Ranging ratably from 7.0% in 2017 to 4.5% in 2037	N/A	Ranging ratably from 7.7% in 2016 to 4.5% in 2028

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

Benefit obligations are actuarially calculated annually at the end of each year based on the assumptions detailed in the table below. Obligations under the OPEB plans are determined by the application of the terms of medical, dental, vision and life insurance plans, together with relevant actuarial assumptions and heath care cost trend rates. The weighted-average rates used in determining the projected benefit obligation for defined pension plans and the accumulated postretirement benefit obligation for OPEB plans, as of December 31, 2018, and December 31, 2017, were as follows:

	As of December 31, 2018		As of December 31, 2017
	Pension	OPEB	Pension	OPEB
Weighted-average assumptions:
Settlement discount rate	3.44%	3.92%	3.01%	3.34%
Rate of compensation increase	2.00%	N/A	2.00%	N/A
Health care cost trend rate	N/A	Ranging ratably from 6.5% in 2019 to 4.5% in 2037	N/A	Ranging ratably from 6.75% in 2018 to 4.5% in 2037
The change to the weighted-average discount rates used for our defined benefit pension plans and postretirement plans as of December 31, 2018, from December 31, 2017, is primarily the result of overall market changes during 2018.
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
The plans use liability driven investment strategies in managing defined pension benefits. For all defined benefit pension plan assets the plans have the following primary investment objectives:

(1)	optimize the long-term return on plan assets at an acceptable level of risk and manage projected future cash contributions;

(2)	maintain a broad diversification across asset classes and among investment managers; and

(3)	manage the risk level of the plans' assets in relation to the plans' liabilities.
Each plan's respective allocation targets promote optimal expected return and volatility characteristics given a focus on a long-term time horizon for fulfilling the plans' obligations. All assets are managed by external investment managers with a mandate to either match or outperform their benchmark. The plans used different asset managers in the U.S., U.K. and Canada and each plan's respective asset allocation could be impacted by a change in asset managers.
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
Target Allocations
The following compares target asset allocation percentages with actual asset allocations on a weighted-average asset basis as of December 31, 2018:

	Target allocations	Actual allocations
Equities	14.4%	13.1%
Fixed income	67.1%	70.9%
Real estate	2.6%	2.5%
Annuities	9.6%	9.7%
Other	6.3%	3.8%
During the first quarter of 2019, we adjusted our target allocation of plan assets to align with our updated investment strategy. These allocation changes are reflected in our weighted-average EROA assumptions for 2019.
Significant Concentration Risks
We periodically evaluate our defined benefit pension plan assets for concentration risks. As of December 31, 2018, we did not have any individual underlying asset position that composed a significant concentration of each plan's overall assets. However, we currently have significant plan assets invested in U.K., U.S. and Canadian government fixed income holdings. A provisional credit rating downgrade for any of these governments could negatively impact the asset values.
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

Major Categories of Plan Assets
As of December 31, 2018, our major categories of plan assets included the following:

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

Fair Value Hierarchy
The following presents our fair value hierarchy for our defined benefit pension plan assets excluding investments using the NAV per share practical expedient (in millions):

		Fair value measurements as of December 31, 2018
	Total as of December 31, 2018	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents
Cash	$297.3	$297.3	$—	$—
Trades awaiting settlement	(11.2)	(11.2)	—	—
Bank deposits, short-term bills and notes	34.6	—	34.6	—
Debt
Government securities	1,695.8	—	1,695.8	—
Corporate debt securities	1,235.5	—	1,235.5	—
Interest and inflation linked assets	1,112.4	—	1,065.8	46.6
Collateralized debt securities	7.2	—	—	7.2
Equities
Common stock	299.0	299.0	—	—
Investment funds
Private equity	23.8	—	—	23.8
Annuities
Buy-in annuities	481.1	—	—	481.1
Other
Repurchase agreements	(1,448.8)	(1,448.8)	—	—
Recoverable taxes	0.4	0.4	—	—
Private Equity	137.0	—	—	137.0
Total fair value of investments excluding NAV per share practical expedient	$3,864.1	$(863.3)	$4,031.7	$695.7

The following presents our total fair value of plan assets including the NAV per share practical expedient for our defined benefit pension plan assets:

Total at December 31, 2018
(In millions)
Fair value of investments excluding NAV per share practical expedient	$3,864.1
Fair value of investments using NAV per share practical expedient
Debt funds	818.8
Equity funds	420.9
Real estate funds	20.0
Private equity funds	93.5
Total fair value of plan assets	$5,217.3
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
Fair Value: Level Three Rollforward
The following presents our Level 3 Rollforward for our defined pension plan assets excluding investments using the NAV per share practical expedient:

Amount
(In millions)
Balance as of December 31, 2016	$337.4
Total gain or loss (realized/unrealized):
Realized gain (loss)	0.6
Unrealized gain (loss) included in AOCI	10.2
Purchases, issuances, settlements	94.9
Foreign exchange translation (loss)/gain	25.9
Balance as of December 31, 2017	$469.0
Total gain or loss (realized/unrealized):
Realized gain (loss)	13.8
Unrealized gain (loss) included in AOCI	(18.8)
Purchases, issuances, settlements	272.2
Foreign exchange translation (loss)/gain	(40.5)
Balance as of December 31, 2018	$695.7
Expected Cash Flows
In 2019, we expect to make contributions to our defined benefit pension plans of approximately $6 million and benefit payments under our OPEB plans of approximately $45 million based on foreign exchange rates as of December 31, 2018. BRI and BDL contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements. Plan funding strategies are influenced by employee benefits, tax laws and plan governance documents.

Expected future benefit payments for defined benefit pension and OPEB plans, based on foreign exchange rates as of December 31, 2018, are as follows:

Expected benefit payments	Pension	OPEB
	(In millions)
2019	$301.4	$45.2
2020	$287.7	$45.4
2021	$289.3	$45.2
2022	$289.9	$44.9
2023	$290.2	$44.6
2024-2028	$1,450.9	$216.3
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
We recognized costs associated with defined contribution plans of $78.5 million, $80.5 million and $24.0 million in 2018, 2017 and 2016, respectively.
In addition, we have other deferred compensation and nonqualified defined contribution plans. Effective January 1, 2018, the Company formed the Molson Coors Deferred Compensation Plan through the merger of the Molson Coors Brewing Company Supplemental Savings and Investment Plan with and into the MillerCoors LLC Combined Deferred Compensation Plan and Salaried Non-Union Employees’ Retirement Savings Supplemental Plan. We have voluntarily funded these liabilities through rabbi trusts. These assets are invested in publicly traded mutual funds whose performance is expected to closely match changes in the plan liabilities. As of December 31, 2018, and December 31, 2017, the plan liabilities were equal to the plan assets and were included in other liabilities and other assets on our consolidated balance sheets, respectively.
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
To achieve our objectives, we enter into a variety of financial derivatives, including foreign currency exchange, commodity, interest rate, cross currency swaps as well as options. We also enter into physical hedging agreements directly with our suppliers to manage our exposure to certain commodities.
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
Collateral
We do not receive and are not required to post collateral unless a change of control event occurs. This termination event would give either party the right to early terminate all outstanding swap transactions in the event that the other party consolidates, merges with, or transfers all or substantially all of its assets to, another entity, and the creditworthiness of the surviving entity that has assumed such party's obligations is materially weaker than that of such party. As of December 31, 2018, we did not have any collateral posted with any of our counterparties.
Derivative Accounting Policies
Overview
Our foreign currency forwards and our forward starting interest rate swaps are designated in hedging relationships as cash flow hedges, and our cross currency swaps are designated as net investment hedges. Prior to settlements discussed below, our forward starting interest rate swaps were also designated as cash flow hedges and our interest rate swaps were designated as fair value hedges. In certain situations, we may execute derivatives that do not qualify for, or we do not otherwise seek, hedge accounting but are determined to be important for managing risk. For example, our commodity swaps, commodity options, as well as the swaptions that we entered into in association with the Acquisition were not designated in hedge accounting relationships. These outstanding economic hedges are measured at fair value on our consolidated balance sheets with changes in fair value recorded in earnings. We have historically elected to apply the NPNS exemption to certain contracts, as applicable. These contracts are typically transacted with our suppliers and include risk management features that allow us to fix the price on specific volumes of purchases for specified delivery periods. We also consider whether any provisions in our contracts represent embedded derivative instruments as defined in authoritative accounting guidance and apply the appropriate accounting.
Hedge Accounting Policies
We formally document all relationships receiving hedge accounting treatment between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions pursuant to prescribed guidance. We also formally assess effectiveness both at the hedge's inception and on an ongoing basis, specifically whether the derivatives that are used in hedging transactions have been highly effective in mitigating the risk designated as being hedged and whether those hedges may be expected to remain highly effective in future periods. Specific to net investment hedges, we have elected to use the spot-to-spot methodology to assess effectiveness.
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
On July 7, 2016, concurrent with the issuance of the EUR Notes, we designated the principal EUR 800 million of the EUR Notes as a non-derivative financial net investment hedge of our investment in our Europe business in order to hedge a portion of the related foreign currency translational impacts, and, accordingly, record changes in the carrying value of the EUR Notes due to fluctuations in the spot rate to AOCI. See Note 11, "Debt" for further discussion of the EUR Notes and CAD Notes.
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
We entered into these interest rate swap agreements to minimize exposure to changes in the fair value of each of our $500 million notes that results from fluctuations in the benchmark interest rate, specifically LIBOR. We designated these swaps as fair value hedges and determined that there was zero ineffectiveness. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged item were recognized in earnings. The changes in fair value of the two $500 million interest rate swaps were recorded in interest expense in our consolidated statement of operations and were fully offset by changes in fair value of the two $500 million notes attributable to the benchmark interest rate, also recorded to interest expense.
During the fourth quarter of 2017, we voluntarily settled our aggregate notional amount of $1.0 billion which resulted in net cash payments of $3.5 million, representing the cumulative adjustments to the carrying value of the notes from inception to termination. At the time of settlement we ceased adjusting the carrying value of the two $500 million notes for the fair value movements and these cumulative adjustments are now being amortized as a charge to interest expense over the expected remaining term of the respective note. See Note 11, "Debt" for additional details.
Separately, in prior years, we also entered into similar interest rate swap agreements to economically convert our fixed rate $500 million 3.5% notes due 2022 to floating rate debt. These interest rate swap agreements were also previously voluntarily cash settled, at which time we ceased adjusting the carrying value of the notes for the fair value movements. The cumulative adjustments which increased the carrying value of the notes are being amortized as a benefit to interest expense over the expected remaining term of the notes. See Note 11, "Debt" for additional details.

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
Prior to the issuance of the 2015 Notes, we entered into forward starting interest rate swaps with a notional of CAD 600 million in order to manage our exposure to the volatility of the interest rates associated with the future interest payments on the forecasted debt issuances. The swaps had an effective date of September 2015 and a termination date of September 2025 mirroring the terms of the initially forecasted debt issuance. Under these agreements we were required to early terminate these swaps at the approximate time we issued the previously forecasted debt. We had designated these contracts as cash flow hedges and accordingly, a portion of the CAD 39.2 million ($29.5 million at settlement) loss on the forward starting interest rate swaps is being reclassified from AOCI and amortized to interest expense over the remaining term of the 2015 Notes and over a portion the CAD 500 million notes due in 2026 up to the full 10-year term of the interest rate swap agreements.
Cross Currency Swaps
Effective April 18, 2018, we entered into cross currency swap agreements having a total notional of approximately EUR 404 million ($500 million upon execution) in order to hedge a portion of the foreign currency translational impacts of our European investment. As a result of the swaps, we economically converted our $500 million 2.25% senior notes due 2020 and associated interest to EUR denominated, which will result in a EUR interest rate to be received at 0.85%. We have designated these cross currency swaps as net investment hedges and accordingly, record changes in fair value due to fluctuations in the spot rate to AOCI. The changes in fair value of the swaps attributable to changes other than those due to fluctuations in the spot rate are excluded from the assessment of hedge effectiveness and recorded to interest expense over the life of the hedge.
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
Commodity Swaps and Options
We have financial commodity swap and option contracts in place to hedge changes in the prices of natural gas, aluminum, including surcharges relating to our aluminum exposures, corn, barley and diesel. These contracts allow us to swap our floating exposure to changes in these commodity prices for a fixed rate. These contracts are not designated in hedge accounting relationships. As such, changes in fair value of these derivatives are recorded in cost of goods sold in the consolidated statements of operations. We hedge forecasted purchases of natural gas up to 60 months, aluminum up to 60 months, corn up to

60 months, and diesel up to 60 months out in the future for use in our supply chain, in line with our risk management policy. Further, we hedge forecasted purchases of barley based on crop year and physical inventory management. For purposes of measuring segment operating performance, the unrealized changes in fair value of the swaps not designated in hedge accounting relationships are reported in Corporate outside of the segment specific operating results until such time that the exposure we are managing is realized. At that time we reclassify the gain or loss from Corporate to the operating segment, allowing our operating segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility.
Warrants
On October 4, 2018, in connection with the formation of the Truss joint venture, as discussed further in Note 4, "Acquisition and Investments," our joint venture partner, HEXO, issued to our Canadian subsidiary a total of 11.5 million warrants to purchase common shares of HEXO at a strike price of CAD 6.00 per share at any time during the three year period following the formation of the joint venture. The fair value of the warrants at issuance of approximately $45 million was recorded as a non-current asset and as an adjustment to paid-in capital, net of tax. All changes in the fair value of the warrants subsequent to issuance will be recorded in other income (expense), net on the consolidated statements of operations.
Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk, as appropriate. The fair value of the HEXO warrants is estimated using the Black-Scholes option-pricing model. As of December 31, 2018, the assumptions used to estimate the fair value of the HEXO warrants are as follows:

Expected term (years)	2.75
Estimated volatility	88.71%
Risk-free interest rate	2.04%
Expected dividend yield	—%
The expected term is based on the contractual maturity date of the warrants. Estimated volatility is based on a blend of implied volatility along with historical volatility levels of peer companies. The risk-free rate utilized is based on a zero-coupon Canadian Treasury security yield with a remaining term equal to the expected term of the warrants. The expected dividend yield is determined by historical dividend levels.
The table below summarizes our derivative assets and liabilities that were measured at fair value as of December 31, 2018, and December 31, 2017. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion related to measuring the fair value of derivative instruments.

		Fair Value Measurements as of December 31, 2018
	Total as of December 31, 2018	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Cross currency swaps	$36.5	$—	$36.5	$—
Interest rate swaps	(12.3)	—	(12.3)	—
Foreign currency forwards	16.3	—	16.3	—
Commodity swaps and options	(42.0)	—	(42.0)	—
Warrants	19.6	—	19.6	—
Total	$18.1	$—	$18.1	$—

		Fair Value Measurements as of December 31, 2017
	Total as of December 31, 2017	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign currency forwards	$(10.9)	$—	$(10.9)	$—
Commodity swaps and options	122.8	—	122.8	—
Total	$111.9	$—	$111.9	$—
As of December 31, 2018 and December 31, 2017, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during 2018 were all included in Level 2.
Results of Period Derivative Activity
The following tables include the year-to-date results of our derivative activity in our consolidated balance sheets as of December 31, 2018, and December 31, 2017, and our consolidated statements of operations for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.
Fair Value of Derivative Instruments in the Consolidated Balance Sheets (in millions):

	December 31, 2018
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	$500.0	Other non-current assets	$36.5	Other liabilities	$—
Interest rate swaps	$1,500.0	Other non-current assets	—	Other liabilities	(12.3)
Foreign currency forwards	$338.6	Other current assets	7.3	Accounts payable and other current liabilities	(0.1)
		Other non-current assets	9.2	Other liabilities	(0.1)
Total derivatives designated as hedging instruments			$53.0		$(12.5)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$868.4	Other current assets	$12.1	Accounts payable and other current liabilities	$(37.9)
		Other non-current assets	6.1	Other liabilities	(22.3)
Commodity options(1)	$46.6	Other current assets	0.1	Accounts payable and other current liabilities	(0.1)
Warrants	$50.6	Other non-current assets	19.6	Other liabilities	—
Total derivatives not designated as hedging instruments			$37.9		$(60.3)

	December 31, 2017
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Foreign currency forwards	$326.4	Other current assets	$0.4	Accounts payable and other current liabilities	$(6.1)
		Other non-current assets	0.2	Other liabilities	(5.4)
Total derivatives designated as hedging instruments			$0.6		$(11.5)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$765.0	Other current assets	$70.8	Accounts payable and other current liabilities	$(7.3)
		Other non-current assets	63.5	Other liabilities	(4.2)
Commodity options(1)	$30.6	Other current and non-current assets	0.2	Accounts payable and other current liabilities and other liabilities	(0.2)
Total derivatives not designated as hedging instruments			$134.5		$(11.7)

(1)	Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.

Items Designated and Qualifying as Hedged Items in Fair Value Hedging Relationships in the Consolidated Balance Sheets (in millions):

Line item in the balance sheet in which the hedged item is included	Carrying amount of the hedged assets/liabilities	Cumulative amount of fair value hedging adjustment(s) in the hedged assets/liabilities(1) Increase/(Decrease)
	As of December 31, 2018	As of December 31, 2018
	(In millions)
Current portion of long-term debt and short-term borrowings	$—	$(0.2)
Long-term debt	$—	$8.3
(1)    Entire balances relate to hedging adjustments on discontinued hedging relationships.

The Pretax Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (in millions):

For the year ended December 31, 2018
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$(12.3)	Interest expense	$(3.0)
Foreign currency forwards	26.8	Cost of goods sold	(0.2)
		Other income (expense), net	(0.2)
Total	$14.5		$(3.4)

For the year ended December 31, 2018
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$36.5	Interest expense	$—	Interest expense	$10.7
Total	$36.5		$—		$10.7

(1)	Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and period amortization is recorded in other comprehensive income.

For the year ended December 31, 2018
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$43.0	Other income (expense), net	$—	Other income (expense), net	$—
EUR 500 million notes due 2019	26.9	Other income (expense), net	—	Other income (expense), net	—
Total	$69.9		$—		$—

For the year ended December 31, 2017
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense	$(3.7)	Interest expense	$—
Foreign currency forwards	(22.7)	Cost of goods sold	3.7	Cost of goods sold	—
		Other income (expense), net	(2.0)	Other income (expense), net	—
Total	$(22.7)		$(2.0)		$—

For the year ended December 31, 2017
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$(119.0)	Other income (expense), net	$—	Other income (expense), net	$—
EUR 500 million notes due 2019	(63.6)	Other income (expense), net	—	Other income (expense), net	—
Total	$(182.6)		$—		$—

For the year ended December 31, 2017
Derivatives in fair value hedge relationship	Amount of gain (loss) recognized in income on derivative	Location of gain (loss) recognized in income
Interest rate swaps	$(3.5)	Interest expense
Total	$(3.5)

For the year ended December 31, 2016
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense	$(3.8)	Interest expense	$—
Foreign currency forwards	(23.7)	Cost of goods sold	14.4	Cost of goods sold	—
		Other income (expense), net	(7.2)	Other income (expense), net	—
Total	$(23.7)		$3.4		$—

For the year ended December 31, 2016
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$43.7	Other income (expense), net	$—	Other income (expense), net	$—
Total	$43.7		$—		$—
We expect net gains of approximately $4 million (pretax) recorded in AOCI as of December 31, 2018, will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged as of December 31, 2018, is approximately 8 years.
The Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Operations (in millions):

	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships
	For the year ended December 31, 2018
	Cost of goods sold	Other income (expense), net	Interest expense
Total amount of income and expense line items presented in the consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(6,584.8)	$(12.0)	$(306.2)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$—	$—	$(3.0)
Foreign currency forwards
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$(0.2)	$(0.2)	$—

The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations (in millions):

For the year ended December 31, 2018
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(110.5)
Warrants	Other income (expense), net	(23.8)
Total		$(134.3)

For the year ended December 31, 2017
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$150.1
Foreign currency swaps	Other income (expense), net	(8.3)
Total		$141.8

For the year ended December 31, 2016
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$13.0
Commodity options	Cost of goods sold	(0.7)
Foreign currency swaps	Other income (expense), net	(4.3)
Swaption	Interest expense	(36.4)
Total		$(28.4)

Lower commodity prices relative to our hedged positions, primarily in aluminum, during 2018 drove the total loss recognized in income related to commodity swaps for the year end December 31, 2018. Contrarily, higher commodity prices, also primarily in aluminum, during 2017 resulted in the total gain recognized in income related to commodity swaps for the year ended December 31, 2017.
17. Accounts Payable and Other Current Liabilities

	As of
	December 31, 2018	December 31, 2017
	(In millions)
Accounts payable and accrued trade payables	$1,616.8	$1,568.6
Accrued compensation	224.6	262.4
Accrued excise and other non-income related taxes	244.1	292.9
Accrued interest	112.6	116.1
Accrued selling and marketing costs	120.0	92.0
Container liability	163.0	146.0
Other(1)	225.3	206.5
Accounts payable and other current liabilities	$2,706.4	$2,684.5

(1)	Includes current liabilities related to derivatives, income taxes, pensions and other postretirement benefits and other accrued expenses.
18. Commitments and Contingencies
Letters of Credit
As of December 31, 2018, we had $64.5 million outstanding in letters of credit with financial institutions. These letters primarily expire throughout 2019 and $19.4 million of the letters contain a feature that automatically renews the letter for an additional year if no cancellation notice is submitted. These letters of credit are being maintained as security for deferred compensation payments, reimbursements to insurance companies, reimbursements to the trustee for pension payments, deductibles or retention payments made on our behalf, various payments due to governmental agencies, operations of underground storage tanks and other general business purposes, and are not included on our consolidated balance sheets.
Guarantees and Indemnities
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of December 31, 2018, and December 31, 2017, the consolidated balance sheets include liabilities related to these guarantees of $35.9 million and $42.8 million, respectively, primarily related to the guarantee of the indebtedness of our equity method investments. See Note 4, "Acquisition and Investments" for further detail.
Kaiser
In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In addition, we provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. We settled a portion of our tax credit indemnity obligation during 2010. The maximum potential claims amount for the remainder of the purchased tax credits (which we believe present less risk than those previously settled), was $90.2 million as of December 31, 2018. Our total estimate of the indemnity liability as of December 31, 2018, was $10.3 million, of which $4.2 million was classified as a current liability, and $6.1 million classified as non-current.
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
Additionally, we also provided FEMSA with indemnity related to all other tax, civil, and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded and disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. As a result of these contract provisions, our estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs arising from the federal or any of the various state governments in Brazil. The recorded value of the tax, civil, and labor indemnity liability was $4.4 million as of December 31, 2018, which is classified as non-current. For the remaining portion of our indemnity obligations, not deemed probable, we continue to utilize probability-weighted scenarios in determining the value of the indemnity obligations.
Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control. The sale agreement requires annual cash settlements relating to the tax, civil, and labor indemnities. Indemnity obligations related to purchased tax credits must be settled upon notification of FEMSA's settlement. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have been recorded to date, and additional future adjustments may be required. These liabilities are denominated in Brazilian Reais and are therefore, subject to foreign exchange gains or losses. As a result, these foreign exchange gains and losses are the only impacts recorded within other income (expense), net.
The table below provides a summary of reserves associated with the Kaiser indemnity obligations from December 31, 2015, through December 31, 2018:

Total indemnity reserves
(In millions)
Balance as of December 31, 2015	$14.4
Changes in estimates	—
Foreign exchange impacts	3.2
Balance as of December 31, 2016	$17.6
Changes in estimates	—
Foreign exchange impacts	(0.3)
Balance as of December 31, 2017	$17.3
Changes in estimates	—
Foreign exchange impacts	(2.6)
Balance as of December 31, 2018	$14.7

Purchase Obligations
We have various long-term supply contracts and distribution agreements with unaffiliated third parties and our joint venture partners to purchase materials used in production and packaging and to provide distribution services. The supply contracts provide that we purchase certain minimum levels of materials throughout the terms of the contracts. Additionally, we have various long-term non-cancelable commitments for advertising, sponsorships and promotions, including marketing at sports arenas, stadiums and other venues and events. The future aggregate minimum required commitments under these purchase obligations are shown in the table below based on foreign exchange rates as of December 31, 2018. The amounts in the table do not represent all anticipated payments under long-term contracts. Rather, they represent unconditional, non-cancelable purchase commitments under contracts with remaining terms greater than one year.

Year	Supply and Distribution	Advertising and Promotions
	(Amounts in millions)
2019	$445.4	$142.3
2020	400.5	104.4
2021	345.5	66.3
2022	316.5	48.9
2023	217.0	35.5
Thereafter	1.3	88.1
Total	$1,726.2	$485.5
Total purchases under our supply and distribution contracts in 2018, 2017 and 2016 were approximately $1.1 billion, $1.2 billion and $910.7 million, respectively. Total advertising expense was approximately $1.2 billion, $1.3 billion and $644.1 million in 2018, 2017 and 2016, respectively.
Leases
We lease certain office facilities and operating equipment under cancelable and non-cancelable agreements accounted for as operating leases. Additionally, we lease certain buildings and equipment which are accounted for as capital leases. Gross assets recorded under capital leases as of December 31, 2018, and December 31, 2017, were $82.5 million and $71.4 million, respectively. The associated accumulated amortization on these assets as of December 31, 2018, and December 31, 2017, was $13.2 million and $9.0 million, respectively. These amounts are recorded within properties on the consolidated balance sheets. Based on foreign exchange rates as of December 31, 2018, future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year, as well as capital leases, are as follows:

Year	Operating Leases	Capital Leases
	(Amounts in millions)
2019	$49.4	$6.1
2020	40.2	36.2
2021	32.6	5.9
2022	24.6	5.9
2023	17.0	5.8
Thereafter	21.0	64.2
Total future minimum lease payments	$184.8	$124.1
Less: Interest on capital leases		(38.8)
Present value of future minimum capital lease payments(1)		$85.3
(1) Includes current portion of $3.2 million. Current and non-current capital lease obligations are recorded within accounts payable and other current liabilities, and other liabilities on the consolidated balance sheets, respectively.
Total rent expense was $66.1 million, $64.1 million and $36.6 million in 2018, 2017 and 2016, respectively.

Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have accrued an aggregate of $13.7 million as of December 31, 2018, and $17.8 million as of December 31, 2017. While we cannot predict the eventual aggregate cost for litigation, other disputes and environmental matters in which we are currently involved, we believe adequate reserves have been provided for losses that are probable and estimable. Further, we believe that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to our results from operations, cash flows or our financial or competitive position. Additionally, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our consolidated financial statements, except as otherwise noted.
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
Each year since 2014, we received assessments from a local country regulatory authority related to indirect tax calculations in our Europe operations. The aggregate amount of the assessments received at the time of resolution of this matter was approximately $139.0 million. We challenged the validity of these assessments and defended our position regarding the method of calculation, including by following the required regulatory procedures in order to proceed with an appeal of the assessments. During the fourth quarter of 2016, following discussions with the regulatory authority and consideration of existing facts and circumstances at that time, we concluded that a portion of this estimated range of loss was deemed probable. As a result, we recorded a charge of approximately $50 million within the excise taxes line item on the consolidated statement of operations for the year ended December 31, 2016. In April 2017, a local jurisdictional court ruled in our favor. Based on this favorable ruling, we released this provision in the first quarter of 2017 as we no longer deemed this loss probable. This resulted in a benefit of approximately $50 million, recorded within the excise taxes line item on the consolidated statement of operations during the year ended December 31, 2017. During the second quarter of 2017, we received formal confirmation from the regulatory authority that they would not appeal the local jurisdictional court ruling, and the regulatory authority has since withdrawn its assessments. As a result, we believe this dispute is fully resolved.
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
In December 2018, the U.S. Department of Treasury issued a regulation that impacts our ability to claim a refund of certain federal duties, taxes, and fees paid for beer sold between the U.S. and certain other countries effective in February 2019. As a result, future claims will no longer be accepted, and we may be further unable to collect historically claimed, but not yet received, refunds of approximately $38 million, which are recorded within other non-current assets on our consolidated balance sheet as of December 31, 2018.
Environmental
When we determine it is probable that a liability for environmental matters or other legal actions exists and the amount of the loss is reasonably estimable, an estimate of the future costs is recorded as a liability in the financial statements. Costs that extend the life, increase the capacity or improve the safety or efficiency of our assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. Total environmental expenditures recognized as other expense for 2018, 2017 and 2016 were immaterial to our consolidated financial statements.
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
Based on the assumptions utilized, the present value and gross amount of the costs as of December 31, 2018, are approximately $5 million and $7 million, respectively. Cost estimates were discounted using a 2.86% risk-free rate of return. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.
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
Europe and International
We are subject to the requirements of governmental and local environmental and occupational health and safety laws and regulations within each of the countries in which we operate. Compliance with these laws and regulations did not materially affect our 2018 capital expenditures, results of operations or our financial or competitive position, and we do not anticipate that they will do so in 2019.
19. Supplemental Guarantor Information
For purposes of this Note 19, including the tables, "Parent Issuer" shall mean MCBC. "Subsidiary Guarantors" shall mean certain Canadian and U.S. subsidiaries reflecting the substantial operations of each of our Canada and U.S. segments.
SEC Registered Securities
On May 3, 2012, MCBC issued $1.9 billion of senior notes, in a registered public offering, consisting of $300 million 2.0% senior notes due 2017 (subsequently repaid in the second quarter of 2017), $500 million 3.5% senior notes due 2022, and $1.1 billion 5.0% senior notes due 2042. Additionally, on July 7, 2016, MCBC issued the 2016 USD Notes and the 2016 EUR Notes, in a registered public offering. In December 2017, MCBC completed an exchange offer in which it issued publicly registered senior notes in exchange for its $500 million 1.90% senior notes due 2019, $500 million 2.25% senior notes due

2020 and our EUR 500 million floating rate senior notes due 2019, which were issued in private placement transactions in March 2017. "Parent Issuer" in the below tables is specifically referring to MCBC in its capacity as the issuer of these 2012, 2016 and 2017 issuances. These senior notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. Each of the Subsidiary Guarantors is 100% owned by the Parent Issuer. The guarantees are full and unconditional and joint and several.
None of our other outstanding debt is registered with the SEC, and such other outstanding debt is guaranteed on a senior unsecured basis by the Parent and/or Subsidiary Guarantors. These guarantees are full and unconditional and joint and several. See Note 11, "Debt" for details of all debt issued and outstanding as of December 31, 2018.
Restatement of Previously Issued Consolidated Financial Statements for Income Tax Accounting Errors
As a result of the restatement to correct errors related to income tax accounting discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," we have restated our supplemental guarantor condensed consolidating statements of operations for the years ended December 31, 2017 and 2016, and condensed consolidating balance sheet as of December 31, 2017. The errors did not impact the total net cash flows from operating, investing or financing activities in the condensed consolidating statement of cash flows.
See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion of these corrections. The impacts to the guarantor condensed consolidating financial statements are included in the tables below.

	Year ended
	December 31, 2017
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
	(In millions)
Condensed Consolidating Statement of Operations:
As Reported
Equity income (loss) in subsidiaries	$1,850.4	$(285.7)	$193.4	$(1,758.1)	$—
Operating income (loss)	$1,584.6	$1,481.2	$370.0	$(1,758.1)	$1,677.7
Income (loss) before income taxes	$1,267.7	$1,937.0	$(63.4)	$(1,758.1)	$1,383.2
Income tax benefit (expense)	$146.5	$(86.6)	$(6.7)	$—	$53.2
Net income (loss)	$1,414.2	$1,850.4	$(70.1)	$(1,758.1)	$1,436.4
Net income (loss) attributable to MCBC	$1,414.2	$1,850.4	$(92.3)	$(1,758.1)	$1,414.2
Comprehensive income (loss) attributable to MCBC	$2,126.0	$2,634.4	$376.8	$(3,011.2)	$2,126.0
As Restated
Equity income (loss) in subsidiaries	$2,001.8	$(285.7)	$193.4	$(1,909.5)	$—
Operating income (loss)	$1,736.0	$1,481.2	$370.0	$(1,909.5)	$1,677.7
Income (loss) before income taxes	$1,419.1	$1,937.0	$(63.4)	$(1,909.5)	$1,383.2
Income tax benefit (expense)	$146.5	$64.8	$(6.7)	$—	$204.6
Net income (loss)	$1,565.6	$2,001.8	$(70.1)	$(1,909.5)	$1,587.8
Net income (loss) attributable to MCBC	$1,565.6	$2,001.8	$(92.3)	$(1,909.5)	$1,565.6
Comprehensive income (loss) attributable to MCBC	$2,277.4	$2,785.8	$376.8	$(3,162.6)	$2,277.4

	Year ended
	December 31, 2016
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
	(In millions)
Condensed Consolidating Statement of Operations:
As Reported
Equity income (loss) in subsidiaries	$2,268.8	$(340.4)	$(119.1)	$(1,809.3)	$—
Operating income (loss)	$2,044.8	$3,170.2	$(83.1)	$(1,809.3)	$3,322.6
Income (loss) before income taxes	$1,780.6	$3,374.7	$(291.9)	$(1,809.3)	$3,054.1
Income tax benefit (expense)	$212.4	$(1,108.0)	$(159.6)	$—	$(1,055.2)
Net income (loss)	$1,993.0	$2,266.7	$(451.5)	$(1,809.3)	$1,998.9
Net income (loss) attributable to MCBC	$1,993.0	$2,266.7	$(457.4)	$(1,809.3)	$1,993.0
Comprehensive income (loss) attributable to MCBC	$2,125.3	$2,362.5	$(705.9)	$(1,656.6)	$2,125.3
As Restated
Equity income (loss) in subsidiaries	$1,869.7	$(340.4)	$(119.1)	$(1,410.2)	$—
Operating income (loss)	$1,645.7	$3,170.2	$(83.1)	$(1,410.2)	$3,322.6
Income (loss) before income taxes	$1,381.5	$3,374.7	$(291.9)	$(1,410.2)	$3,054.1
Income tax benefit (expense)	$212.4	$(1,507.1)	$(159.6)	$—	$(1,454.3)
Net income (loss)	$1,593.9	$1,867.6	$(451.5)	$(1,410.2)	$1,599.8
Net income (loss) attributable to MCBC	$1,593.9	$1,867.6	$(457.4)	$(1,410.2)	$1,593.9
Comprehensive income (loss) attributable to MCBC	$1,726.2	$1,963.4	$(705.9)	$(1,257.5)	$1,726.2

	As of
	December 31, 2017
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
	(In millions)
Condensed Consolidating Balance Sheets:
As Reported
Net investment in and advances to subsidiaries	$26,443.9	$4,297.4	$4,683.1	$(35,424.4)	$—
Total assets	$26,677.0	$30,289.1	$11,135.1	$(37,854.3)	$30,246.9
Deferred tax liabilities	$—	$864.7	$845.0	$(61.1)	$1,648.6
Total liabilities	$13,452.1	$5,382.9	$8,351.9	$(10,375.0)	$16,811.9
MCBC stockholders' equity	$13,226.1	$31,275.5	$4,148.9	$(35,424.4)	$13,226.1
Total stockholders' equity	$13,224.9	$24,906.2	$2,574.3	$(27,479.3)	$13,226.1
Total equity	$13,224.9	$24,906.2	$2,783.2	$(27,479.3)	$13,435.0
Total liabilities and equity	$26,677.0	$30,289.1	$11,135.1	$(37,854.3)	$30,246.9
As Restated
Net investment in and advances to subsidiaries	$26,196.2	$4,297.4	$4,683.1	$(35,176.7)	$—
Total assets	$26,429.3	$30,289.1	$11,135.1	$(37,606.6)	$30,246.9
Deferred tax liabilities	$—	$1,112.4	$845.0	$(61.1)	$1,896.3
Total liabilities	$13,452.1	$5,630.6	$8,351.9	$(10,375.0)	$17,059.6
MCBC stockholders' equity	$12,978.4	$31,027.8	$4,148.9	$(35,176.7)	$12,978.4
Total stockholders' equity	$12,977.2	$24,658.5	$2,574.3	$(27,231.6)	$12,978.4
Total equity	$12,977.2	$24,658.5	$2,783.2	$(27,231.6)	$13,187.3
Total liabilities and equity	$26,429.3	$30,289.1	$11,135.1	$(37,606.6)	$30,246.9

Presentation
Certain amounts have been revised to reflect the new accounting pronouncements recently adopted as discussed in Note 2, "New Accounting Pronouncements."
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
The following information sets forth the condensed consolidating statements of operations for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, condensed consolidating balance sheets as of December 31, 2018, and December 31, 2017, and condensed consolidating statements of cash flows for the years ended December 31, 2018, December 31, 2017, and December 31, 2016. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Issuer and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN MILLIONS)

	Year ended
	December 31, 2018
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$162.5	$10,118.0	$3,739.8	$(682.3)	$13,338.0
Excise taxes	—	(1,420.3)	(1,148.1)	—	(2,568.4)
Net sales	162.5	8,697.7	2,591.7	(682.3)	10,769.6
Cost of goods sold	(2.0)	(5,242.6)	(1,800.3)	460.1	(6,584.8)
Gross profit	160.5	3,455.1	791.4	(222.2)	4,184.8
Marketing, general and administrative expenses	(305.5)	(2,041.0)	(678.4)	222.2	(2,802.7)
Special items, net	(1.7)	270.6	(19.2)	—	249.7
Equity income (loss) in subsidiaries	1,367.8	(126.5)	131.4	(1,372.7)	—
Operating income (loss)	1,221.1	1,558.2	225.2	(1,372.7)	1,631.8
Other income (expense), net
Interest income (expense), net	(323.2)	342.7	(317.7)	—	(298.2)
Other pension and postretirement benefits (costs), net	(0.1)	5.4	32.9	—	38.2
Other income (expense), net	(0.1)	(57.3)	45.4	—	(12.0)
Total other income (expense), net	(323.4)	290.8	(239.4)	—	(272.0)
Income (loss) before income taxes	897.7	1,849.0	(14.2)	(1,372.7)	1,359.8
Income tax benefit (expense)	218.8	(480.8)	36.8	—	(225.2)
Net income (loss)	1,116.5	1,368.2	22.6	(1,372.7)	1,134.6
Net (income) loss attributable to noncontrolling interests	—	—	(18.1)	—	(18.1)
Net income (loss) attributable to MCBC	$1,116.5	$1,368.2	$4.5	$(1,372.7)	$1,116.5
Comprehensive income (loss) attributable to MCBC	$826.5	$1,061.9	$(122.8)	$(939.1)	$826.5

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN MILLIONS)

	Year ended
	December 31, 2017
	As Restated
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$21.8	$10,457.9	$3,513.7	$(521.9)	$13,471.5
Excise taxes	—	(1,475.1)	(993.6)	—	(2,468.7)
Net sales	21.8	8,982.8	2,520.1	(521.9)	11,002.8
Cost of goods sold	(2.0)	(5,020.3)	(1,701.4)	487.0	(6,236.7)
Gross profit	19.8	3,962.5	818.7	(34.9)	4,766.1
Marketing, general and administrative expenses	(284.8)	(2,165.8)	(636.3)	34.9	(3,052.0)
Special items, net	(0.8)	(29.8)	(5.8)	—	(36.4)
Equity income (loss) in subsidiaries	2,001.8	(285.7)	193.4	(1,909.5)	—
Operating income (loss)	1,736.0	1,481.2	370.0	(1,909.5)	1,677.7
Other income (expense), net
Interest income (expense), net	(308.4)	275.6	(310.5)	—	(343.3)
Other pension and postretirement benefits (costs), net	—	1.3	46.1	—	47.4
Other income (expense), net	(8.5)	178.9	(169.0)	—	1.4
Total other income (expense), net	(316.9)	455.8	(433.4)	—	(294.5)
Income (loss) before income taxes	1,419.1	1,937.0	(63.4)	(1,909.5)	1,383.2
Income tax benefit (expense)	146.5	64.8	(6.7)	—	204.6
Net income (loss)	1,565.6	2,001.8	(70.1)	(1,909.5)	1,587.8
Net (income) loss attributable to noncontrolling interests	—	—	(22.2)	—	(22.2)
Net income (loss) attributable to MCBC	$1,565.6	$2,001.8	$(92.3)	$(1,909.5)	$1,565.6
Comprehensive income (loss) attributable to MCBC	$2,277.4	$2,785.8	$376.8	$(3,162.6)	$2,277.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN MILLIONS)

	Year ended
	December 31, 2016
	As Restated
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$26.5	$3,742.8	$3,044.3	$(216.2)	$6,597.4
Excise taxes	—	(661.4)	(1,051.0)	—	(1,712.4)
Net sales	26.5	3,081.4	1,993.3	(216.2)	4,885.0
Cost of goods sold	—	(1,831.8)	(1,352.8)	185.6	(2,999.0)
Gross profit	26.5	1,249.6	640.5	(30.6)	1,886.0
Marketing, general and administrative expenses	(249.5)	(805.2)	(573.1)	30.6	(1,597.2)
Special items, net	(1.0)	2,565.3	(31.4)	—	2,532.9
Equity income (loss) in subsidiaries	1,869.7	(340.4)	(119.1)	(1,410.2)	—
Equity income in MillerCoors	—	500.9	—	—	500.9
Operating income (loss)	1,645.7	3,170.2	(83.1)	(1,410.2)	3,322.6
Other income (expense), net
Interest income (expense), net	(202.1)	268.9	(311.2)	—	(244.4)
Other pension and postretirement benefits (costs), net	(0.1)	(3.5)	12.0	—	8.4
Other income (expense), net	(62.0)	(60.9)	90.4	—	(32.5)
Total other income (expense), net	(264.2)	204.5	(208.8)	—	(268.5)
Income (loss) before income taxes	1,381.5	3,374.7	(291.9)	(1,410.2)	3,054.1
Income tax benefit (expense)	212.4	(1,507.1)	(159.6)	—	(1,454.3)
Net income (loss)	1,593.9	1,867.6	(451.5)	(1,410.2)	1,599.8
Net (income) loss attributable to noncontrolling interests	—	—	(5.9)	—	(5.9)
Net income (loss) attributable to MCBC	$1,593.9	$1,867.6	$(457.4)	$(1,410.2)	$1,593.9
Comprehensive income (loss) attributable to MCBC	$1,726.2	$1,963.4	$(705.9)	$(1,257.5)	$1,726.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(IN MILLIONS)

	As of
	December 31, 2018
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$515.8	$156.1	$386.0	$—	$1,057.9
Accounts receivable, net	—	427.3	317.1	—	744.4
Other receivables, net	50.0	48.3	28.3	—	126.6
Inventories, net	—	451.6	140.2	—	591.8
Other current assets, net	3.0	157.2	85.4	—	245.6
Intercompany accounts receivable	—	2,366.0	31.0	(2,397.0)	—
Total current assets	568.8	3,606.5	988.0	(2,397.0)	2,766.3
Properties, net	19.0	3,427.5	1,161.8	—	4,608.3
Goodwill	—	6,444.0	1,816.8	—	8,260.8
Other intangibles, net	6.0	11,800.0	1,970.4	—	13,776.4
Net investment in and advances to subsidiaries	25,475.0	3,893.2	4,579.7	(33,947.9)	—
Other assets	159.9	193.2	436.0	(91.1)	698.0
Total assets	$26,228.7	$29,364.4	$10,952.7	$(36,436.0)	$30,109.8
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$170.8	$1,651.0	$884.6	$—	$2,706.4
Current portion of long-term debt and short-term borrowings	1,572.6	—	21.9	—	1,594.5
Intercompany accounts payable	1,836.5	120.9	439.6	(2,397.0)	—
Total current liabilities	3,579.9	1,771.9	1,346.1	(2,397.0)	4,300.9
Long-term debt	7,765.6	1,097.4	30.8	—	8,893.8
Pension and postretirement benefits	3.2	711.2	12.2	—	726.6
Deferred tax liabilities	—	1,461.1	758.9	(91.1)	2,128.9
Other liabilities	26.0	199.3	98.5	—	323.8
Intercompany notes payable	1,347.6	63.6	5,998.6	(7,409.8)	—
Total liabilities	12,722.3	5,304.5	8,245.1	(9,897.9)	16,374.0
MCBC stockholders' equity	13,507.4	30,057.5	3,890.4	(33,947.9)	13,507.4
Intercompany notes receivable	(1.0)	(5,997.6)	(1,411.2)	7,409.8	—
Total stockholders' equity	13,506.4	24,059.9	2,479.2	(26,538.1)	13,507.4
Noncontrolling interests	—	—	228.4	—	228.4
Total equity	13,506.4	24,059.9	2,707.6	(26,538.1)	13,735.8
Total liabilities and equity	$26,228.7	$29,364.4	$10,952.7	$(36,436.0)	$30,109.8

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(IN MILLIONS)

	As of
	December 31, 2017
	As Restated
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6.6	$140.9	$271.1	$—	$418.6
Accounts receivable, net	—	424.8	309.0	—	733.8
Other receivables, net	90.4	45.2	32.6	—	168.2
Inventories, net	—	457.7	133.8	—	591.5
Other current assets, net	9.6	184.8	83.2	—	277.6
Intercompany accounts receivable	—	2,303.2	65.6	(2,368.8)	—
Total current assets	106.6	3,556.6	895.3	(2,368.8)	2,189.7
Properties, net	16.8	3,509.8	1,147.1	—	4,673.7
Goodwill	—	6,487.8	1,917.7	—	8,405.5
Other intangibles, net	8.0	12,183.8	2,104.7	—	14,296.5
Net investment in and advances to subsidiaries	26,196.2	4,297.4	4,683.1	(35,176.7)	—
Other assets	101.7	253.7	387.2	(61.1)	681.5
Total assets	$26,429.3	$30,289.1	$11,135.1	$(37,606.6)	$30,246.9
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$180.4	$1,648.9	$855.2	$—	$2,684.5
Current portion of long-term debt and short-term borrowings	379.0	317.8	18.0	—	714.8
Intercompany accounts payable	2,131.8	102.8	134.2	(2,368.8)	—
Total current liabilities	2,691.2	2,069.5	1,007.4	(2,368.8)	3,399.3
Long-term debt	9,399.7	1,189.5	9.5	—	10,598.7
Pension and postretirement benefits	2.9	832.1	13.5	—	848.5
Deferred tax liabilities	—	1,112.4	845.0	(61.1)	1,896.3
Other liabilities	10.7	200.1	106.0	—	316.8
Intercompany notes payable	1,347.6	227.0	6,370.5	(7,945.1)	—
Total liabilities	13,452.1	5,630.6	8,351.9	(10,375.0)	17,059.6
MCBC stockholders' equity	12,978.4	31,027.8	4,148.9	(35,176.7)	12,978.4
Intercompany notes receivable	(1.2)	(6,369.3)	(1,574.6)	7,945.1	—
Total stockholders' equity	12,977.2	24,658.5	2,574.3	(27,231.6)	12,978.4
Noncontrolling interests	—	—	208.9	—	208.9
Total equity	12,977.2	24,658.5	2,783.2	(27,231.6)	13,187.3
Total liabilities and equity	$26,429.3	$30,289.1	$11,135.1	$(37,606.6)	$30,246.9

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(IN MILLIONS)

	Year ended
	December 31, 2018
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$1,199.8	$1,044.6	$331.7	$(244.8)	$2,331.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(11.1)	(440.5)	(200.1)	—	(651.7)
Proceeds from sales of properties and other assets	—	23.4	9.1	—	32.5
Other	—	(0.6)	(49.3)	—	(49.9)
Net intercompany investing activity	46.3	(35.4)	176.4	(187.3)	—
Net cash provided by (used in) investing activities	35.2	(453.1)	(63.9)	(187.3)	(669.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	16.0	—	—	—	16.0
Dividends paid	(325.2)	(56.4)	(217.4)	244.8	(354.2)
Payments on debt and borrowings	—	(307.3)	(12.5)	—	(319.8)
Debt issuance costs	(0.5)	—	—	—	(0.5)
Net proceeds from (payments on) revolving credit facilities and commercial paper	(378.4)	—	4.1	—	(374.3)
Other	(5.1)	(8.5)	37.5	—	23.9
Net intercompany financing activity	(32.6)	(199.9)	45.2	187.3	—
Net cash provided by (used in) financing activities	(725.8)	(572.1)	(143.1)	432.1	(1,008.9)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	509.2	19.4	124.7	—	653.3
Effect of foreign exchange rate changes on cash and cash equivalents	—	(4.2)	(9.8)	—	(14.0)
Balance at beginning of year	6.6	140.9	271.1	—	418.6
Balance at end of period	$515.8	$156.1	$386.0	$—	$1,057.9

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(IN MILLIONS)

	Year ended
	December 31, 2017
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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(IN MILLIONS)

	Year ended
	December 31, 2016
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$666.6	$579.4	$245.3	$(364.4)	$1,126.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(14.3)	(164.1)	(163.4)	—	(341.8)
Proceeds from sales of properties and other assets	—	159.0	15.5	—	174.5
Payment for completion of Acquisition, net of cash acquired	—	(11,972.6)	11.6	—	(11,961.0)
Investment in MillerCoors	—	(1,253.7)	—	—	(1,253.7)
Return of capital from MillerCoors	—	1,086.9	—	—	1,086.9
Other	—	1.9	6.6	—	8.5
Net intercompany investing activity	(11,260.0)	(1,429.1)	(1,425.7)	14,114.8	—
Net cash provided by (used in) investing activities	(11,274.3)	(13,571.7)	(1,555.4)	14,114.8	(12,286.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	2,525.6	—	—	—	2,525.6
Exercise of stock options under equity compensation plans	11.2	—	—	—	11.2
Dividends paid	(322.2)	(355.7)	(39.4)	364.4	(352.9)
Payments on debt and borrowings	(200.0)	(0.2)	(23.7)	—	(223.9)
Proceeds on debt and borrowings	8,667.6	768.8	24.2	—	9,460.6
Debt issuance costs	(56.2)	(4.5)	—	—	(60.7)
Net proceeds from (payments on) revolving credit facilities and commercial paper	—	—	(1.1)	—	(1.1)
Other	(17.4)	—	(23.5)	—	(40.9)
Net intercompany financing activity	—	12,624.9	1,489.9	(14,114.8)	—
Net cash provided by (used in) financing activities	10,608.6	13,033.3	1,426.4	(13,750.4)	11,317.9
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	0.9	41.0	116.3	—	158.2
Effect of foreign exchange rate changes on cash and cash equivalents	—	(5.7)	(22.5)	—	(28.2)
Balance at beginning of year	146.4	106.2	178.3	—	430.9
Balance at end of period	$147.3	$141.5	$272.1	$—	$560.9

20. Quarterly Financial Information (Unaudited)
The 2017 quarterly information reflects retrospective adjustments for the adoption of the new accounting guidance related to defined benefit pension and other postretirement plans as discussed in Note 2, "New Accounting Pronouncements."

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2018	2017	2018	2017 As Revised	2018	2017 As Revised	2018	2017 As Restated
	(In millions, except per share data)
Sales	$2,868.0	$2,913.8	$3,820.5	$3,793.1	$3,625.1	$3,552.9	$3,024.4	$3,211.7
Excise taxes	(536.5)	(465.1)	(735.3)	(701.8)	(690.9)	(669.7)	(605.7)	(632.1)
Net sales	2,331.5	2,448.7	3,085.2	3,091.3	2,934.2	2,883.2	2,418.7	2,579.6
Cost of goods sold	(1,535.7)	(1,372.3)	(1,739.1)	(1,755.5)	(1,714.0)	(1,589.1)	(1,596.0)	(1,519.8)
Gross profit	$795.8	$1,076.4	$1,346.1	$1,335.8	$1,220.2	$1,294.1	$822.7	$1,059.8
Amounts attributable to Molson Coors Brewing Company:
Net income (loss) attributable to Molson Coors Brewing Company	$278.1	$208.5	$424.1	$327.0	$338.3	$313.2	$76.0	$716.9
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$1.29	$0.97	$1.96	$1.52	$1.57	$1.45	$0.35	$3.33
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$1.28	$0.96	$1.96	$1.51	$1.56	$1.45	$0.35	$3.31
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
Correction of Previously Issued Unaudited Condensed Consolidated Financial Statements for Income Tax Accounting Errors
As a result of the corrections of the income tax accounting errors discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," we have corrected our previously disclosed unaudited condensed consolidated statements of operations for the three month and year-to-date periods ended June 30, 2017, September 30, 2017, and December 31, 2017, and the unaudited condensed consolidated balance sheets as of the end of each of the quarterly periods in 2017 and 2018. Specifically, in addition to the impacts of the errors described in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," we have further corrected our 2017 unaudited interim financial statements to increase the deferred tax liability and corresponding deferred tax expense by $2.9 million for the three months ended June 30, 2017, and to decrease the deferred tax liability and corresponding deferred tax expense by $26.2 million and $128.1 million for the three months ended September 30, 2017, and December 31, 2017, respectively. There was no impact of the corrections on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2017, or for the three months and year-to-date periods ended March 31, 2018, June 30, 2018, and September 30, 2018. We assessed the applicable guidance issued by the SEC and the FASB and concluded that these errors in the 2017 and 2018 quarterly and year-to-date financial statements were not material, individually or in the aggregate, to MCBC’s previously issued unaudited interim condensed consolidated financial statements for the applicable interim periods included in our Quarterly Reports on Form 10-Q for the aforementioned quarterly periods. The errors in the three months ended December 31, 2017, were material and as such are described as restated.
The revision of our previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2018, three and six months ended June 30, 2018, and the three and nine months ended September 30, 2018, will be affected in connection with our quarterly filings for the quarters ending March 31, June 30, and September 30, 2019, respectively.

	As of
	March 31, 2018		June 30, 2018		September 30, 2018
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
	(In millions)
Consolidated Balance Sheets:
Deferred tax liabilities	$1,688.7	$1,936.4	$1,771.0	$2,018.7	$1,853.6	$2,101.3
Total liabilities	$16,521.0	$16,768.7	$16,764.3	$17,012.0	$16,380.3	$16,628.0
Retained earnings	$7,367.9	$7,120.2	$7,703.5	$7,455.8	$7,953.2	$7,705.5
Total Molson Coors Brewing Company stockholders' equity	$13,445.9	$13,198.2	$13,576.6	$13,328.9	$13,864.1	$13,616.4
Total equity	$13,663.5	$13,415.8	$13,796.6	$13,548.9	$14,090.0	$13,842.3

	Three Months Ended		Six Months Ended		Three Months Ended		Nine Months Ended		Three Months Ended
	June 30, 2017		June 30, 2017		September 30, 2017		September 30, 2017		December 31, 2017
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Restated
	(In millions)
Consolidated Statements of Operations:
Income tax benefit (expense)	$(125.2)	$(128.1)	$(191.1)	$(194.0)	$(147.4)	$(121.2)	$(338.5)	$(315.2)	$391.7	$519.8
Net income (loss)	$335.0	$332.1	$550.0	$547.1	$293.1	$319.3	$843.1	$866.4	$593.3	$721.4
Net income (loss) attributable to Molson Coors Brewing Company	$329.9	$327.0	$538.4	$535.5	$287.0	$313.2	$825.4	$848.7	$588.8	$716.9
Basic net income (loss) attributable to Molson Coors Brewing Company per share	$1.53	$1.52	$2.50	$2.49	$1.33	$1.45	$3.83	$3.94	$2.73	$3.33
Diluted net income (loss) attributable to Molson Coors Brewing Company per share	$1.52	$1.51	$2.49	$2.47	$1.33	$1.45	$3.81	$3.92	$2.72	$3.31

	As of
	March 31, 2017		June 30, 2017		September 30, 2017
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
	(In millions)
Consolidated Balance Sheets:
Deferred tax liabilities	$1,762.6	$2,161.7	$1,865.2	$2,267.2	$1,932.4	$2,308.2
Total liabilities	$17,732.3	$18,131.4	$17,812.2	$18,214.2	$17,980.2	$18,356.0
Retained earnings	$6,265.5	$5,866.4	$6,507.1	$6,105.1	$6,705.8	$6,330.0
Total Molson Coors Brewing Company stockholders' equity	$11,602.9	$11,203.8	$12,105.5	$11,703.5	$12,503.0	$12,127.2
Total equity	$11,814.9	$11,415.8	$12,315.4	$11,913.4	$12,711.4	$12,335.6

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weakness in our internal control over financial reporting described below our disclosure controls and procedures were not effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such disclosure controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Management performed additional analysis and other post-closing procedures as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018, to ensure the consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), including reviewing the accounting for income taxes related to existing partnerships.
Management has concluded that, notwithstanding the material weakness described below, the company’s consolidated financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework and criteria established in Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
A material weakness, as defined in Exchange Act Rule 12b-2, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of this assessment, management concluded that we did not design and maintain effective controls over the completeness and accuracy of the accounting for, and disclosure of, the income tax effects of acquired partnership interests. Specifically, we did not design appropriate controls to identify and reconcile deferred income taxes associated with the accounting for acquired partnership interests. This material weakness resulted in material errors in connection with our step acquisition of MillerCoors that were corrected through the restatement of the consolidated financial statements as of and for the years ended December 31, 2017, and December 31, 2016, and the correction of the unaudited quarterly financial information for fiscal years 2018 and 2017. Additionally, this material weakness could result in misstatements to the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018.
An independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in their report which appears in Part II—Item 8 Financial Statements and Supplementary Data.
Management's Plan for Remediation of the Material Weakness

In response to the material weakness described above, with the oversight of the Audit Committee of our Board of Directors, management is currently evaluating our policies and procedures related to the accounting for income taxes and plans to design and implement adequate internal controls to ensure that (i) the income tax effects of acquired partnership interests are properly accounted for and disclosed in the period of acquisition, and (ii) the resulting investment in partnership deferred income tax assets and liabilities are assessed and reconciled periodically to the book-tax differences in the underlying assets and liabilities within the partnership to determine whether any adjustment is necessary.

The remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment. Management is committed to continuous improvement of the company’s internal control over financial reporting and will continue to diligently review the company’s internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to our definitive proxy statement for our 2019 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2018.
ITEM 11.    EXECUTIVE COMPENSATION
Incorporated by reference to our definitive proxy statement for our 2019 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2018.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to our definitive proxy statement for our 2019 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2018.
Equity Compensation Plan Information
The following table summarizes information about the Incentive Compensation Plan as of December 31, 2018. All outstanding awards shown in the table below relate to our Class B common stock.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders(1)	2,947,496	$70.56	3,943,057
Equity compensation plans not approved by security holders	—	N/A	—
Total	2,947,496	$70.56	3,943,057

(1)
Under the Incentive Compensation Plan, we may issue RSUs, DSUs, PSUs and stock options. Amount in column A includes 1,172,015 RSUs and DSUs, 503,747 PSUs (assuming the target award is met) and 1,271,734 options, respectively, outstanding as of December 31, 2018. See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Share-Based Payments" of the Notes to the Consolidated Financial Statements for further discussion. Outstanding RSUs, DSUs and PSUs do not have exercise prices and therefore have been disregarded for purposes of calculating the weighted-average exercise price.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to our definitive proxy statement for our 2019 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2018.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to our definitive proxy statement for our 2019 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2018.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits
The following are filed or incorporated by reference as a part of this Annual Report on Form 10-K:

(1)	Management's Report
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2018, December 31, 2017, and December 31, 2016
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, December 31, 2017, and December 31, 2016
Consolidated Balance Sheets as of December 31, 2018, and December 31, 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2018, December 31, 2017, and December 31, 2016
Consolidated Statements of Stockholders' Equity and Noncontrolling Interests for the years ended December 31, 2018, December 31, 2017, and December 31, 2016
Notes to Consolidated Financial Statements

(2)	Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2018, December 31, 2017, and December 31, 2016

(3)	Exhibit list

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
2.1.1	Purchase Agreement, dated as of November 11, 2015, by and between Anheuser-Busch InBev SA/NV and Molson Coors Brewing Company.	8-K	2.1	November 12, 2015
2.1.2	Amendment No. 1 to Purchase Agreement, dated as of March 25, 2016, by and between Anheuser-Busch InBev SA/NV and Molson Coors Brewing Company.	10-Q	2.1	May 3, 2016
2.1.3	Amendment No. 2 to Purchase Agreement, dated as of October 3, 2016, by and between Anheuser-Busch InBev SA/NV and Molson Coors Brewing Company.	8-K	2.1	October 4, 2016
2.1.4	Settlement Agreement, dated as of January 21, 2018, by and between Anheuser-Busch InBev SA/NV and Molson Coors Brewing Company.	8-K	10.1	January 22, 2018
3.1.1	Restated Certificate of Incorporation of Molson Coors Brewing Company.	Schedule 14A	Annex G	December 10, 2004
3.1.2	Amendment to Restated Certificate of Incorporation of Molson Coors Brewing Company.	10-Q	3.1	August 6, 2013
3.2	Third Amended and Restated Bylaws of Molson Coors Brewing Company.	10-Q	3.1	August 4, 2009
4.1.1	Indenture, dated as of May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.1	May 3, 2012
4.1.2	First Supplemental Indenture, dated as of May 3, 2012, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.2	May 3, 2012

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
4.1.3	Second Supplemental Indenture, dated as of June 15, 2012, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.8	August 8, 2012
4.1.4	Third Supplemental Indenture, dated as of May 13, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.3	June 28, 2016
4.1.5	Fourth Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.9	November 1, 2016
4.1.6	Fifth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.10	November 1, 2016
4.1.7	Sixth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.2.7	February 14, 2017
4.1.8	Seventh Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.1.8	February 14, 2018
4.2	Form of 3.500% Senior Notes due 2022.	8-K	4.2	May 3, 2012
4.3	Form of 5.000% Senior Notes due 2042.	8-K	4.2	May 3, 2012
4.4	Registration Rights Agreement, dated as of February 9, 2005, by and among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969.	8-K	99.2	February 15, 2005
4.5.1	Indenture, dated as of September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.1	September 18, 2015
4.5.2	First Supplemental Indenture, dated as of September 18, 2015, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.2	September 18, 2015
4.5.3	Second Supplemental Indenture, dated as of September 18, 2015, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.3	September 18, 2015
4.5.4	Third Supplemental Indenture, dated as of May 13, 2016, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.2	June 28, 2016

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
4.5.5	Fourth Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.3	November 1, 2016
4.5.6	Fifth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.4	November 1, 2016
4.5.7	Sixth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	4.4.7	February 14, 2017
4.5.8	Seventh Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	4.5.8	February 14, 2018
4.6	Form of 2.75% Series 2 Notes due 2020.	8-K	4.3	September 18, 2015
4.7.1	Indenture, dated as of July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.1	July 7, 2016
4.7.2	First Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and paying agent.	8-K	4.2	July 7, 2016
4.7.3	Second Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.3	July 7, 2016
4.7.4	Third Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.14	November 1, 2016
4.7.5	Fourth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.15	November 1, 2016
4.7.6	Fifth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.5.6	February 14, 2017
4.7.7	Sixth Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.8.7	February 14, 2018
4.8	Form of 1.250% Senior Notes due 2024.	8-K	4.2	July 7, 2016
4.9	Form of 1.450% Senior Notes due 2019.	8-K	4.3	July 7, 2016
4.10	Form of 2.100% Senior Notes due 2021.	8-K	4.3	July 7, 2016

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
4.11		Form of 3.000% Senior Notes due 2026.	8-K	4.3	July 7, 2016
4.12		Form of 4.200% Senior Notes due 2046.	8-K	4.3	July 7, 2016
4.13.1		Indenture, dated as of July 7, 2016, by and among Molson Coors International LP, Molson Coors Brewing Company, as parent, the subsidiary guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.9	July 7, 2016
4.13.2		First Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, Molson Coors Brewing Company, as parent, the subsidiary guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.10	July 7, 2016
4.13.3		Second Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.7	November 1, 2016
4.13.4		Third Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.8	November 1, 2016
4.13.5		Fourth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	4.11.5	February 14, 2017
4.13.6		Fifth Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	4.14.6	February 14, 2018
4.14		Form of 2.840% Senior Notes due 2023.	8-K	4.10	July 7, 2016
4.15		Form of 3.440% Senior Notes due 2026.	8-K	4.10	July 7, 2016
4.16.1		Indenture, dated as of March 15, 2017, by and among Molson Coors Brewing Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.1	March 15, 2017
4.16.2		First Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated as of March 15, 2017, by and among Molson Coors Brewing Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	4.17.2	February 14, 2018
4.17.1		Indenture, dated as of March 15, 2017, by and among Molson Coors Brewing Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.4	March 15, 2017
4.17.2		First Supplemental Indenture, dated as of January 11, 2018, to the Indenture, dated as of March 15, 2017, by and among Molson Coors Brewing Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	4.18.2	February 14, 2018
4.18		Form of 1.900% Senior Notes due 2019.	8-K	4.1	March 15, 2017
4.19		Form of 2.250% Senior Notes due 2020.	8-K	4.1	March 15, 2017
4.20		Form of Senior Floating Rate Notes due 2019.	8-K	4.4	March 15, 2017
10.1	*	Amended and Restated Molson Coors Brewing Company Directors' Stock Plan effective May 31, 2012.	10-Q	10.7	August 8, 2012

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.2.1	*	Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.1	August 6, 2015
10.2.2	*	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-K	10.2.2	February 14, 2017
10.2.3	*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-K	10.2.3	February 14, 2017
10.2.4	*	Form of Directors DSU Award Statement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-K	10.2.4	February 14, 2017
10.2.5	*	Form of Directors RSU Award Statement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.6	November 7, 2008
10.2.6	*	Form of Stock Option pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-K	10.7.8	February 12, 2015
10.3	*	Form of Executive Continuity and Protection Program Letter Agreement.	10-Q	10.7	May 11, 2005
10.4	*	Molson Coors Brewing Company Amended and Restated Change in Control Protection Program effective January 1, 2008.	10-Q	10.8	August 8, 2012
10.5	*	Offer Letter, dated as of September 30, 2016, by and between Peter H. Coors and Molson Coors Brewing Company.	8-K	10.1	October 4, 2016
10.6	*	Executive Employment Agreement, dated as of November 5, 2015, by and between MillerCoors, LLC and Gavin D.K. Hattersley.	10-Q	10.1	May 3, 2017
10.7.1		Credit Agreement, dated as of July 7, 2017, by and among Molson Coors Brewing Company, the borrowing subsidiaries party thereto, CitiBank, N.A., as administrative agent and a U.S. issuing bank, Bank of America, N.A., as a U.S. issuing bank, The Bank of Tokyo Mitsubishi UFJ, LTD. as a U.S. issuing bank, Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and The Bank of Tokyo Mitsubishi UFJ, Ltd. as joint lead arrangers and joint bookrunners, and Bank of America, N.A. and The Bank of Tokyo Mitsubishi UFJ, Ltd. as Co-Syndication Agents.	8-K	10.1	July 13, 2017
10.7.2		Amendment No. 1 and Extension Agreement, dated as of July 19, 2018, by and among Molson Coors Brewing Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc. and Molson Coors International LP, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	10.1	July 19, 2018
10.7.3		Subsidiary Guarantee Agreement, dated as of July 7, 2017, by and among Molson Coors Brewing Company, the subsidiaries named on Schedule I thereto, and Citibank, N.A., as administrative agent.	8-K	10.2	July 13, 2017
10.7.4		Supplement No. 1, dated as of January 11, 2018, to the Subsidiary Guarantee Agreement, dated July 7, 2017, by and among Molson Coors Brewing Company, the subsidiaries named on Schedule I thereto, and Citibank, N.A., as administrative agent.	10-K	10.8.3	February 14, 2018
10.7.5
Supplement No. 2, dated as of January 14, 2019, to the Subsidiary Guarantee Agreement, dated July 7, 2017, by and among Molson Coors Brewing Company, the subsidiaries named on Schedule I thereto, and Citibank, N.A., as administrative agent.
						X
10.8		Form of Commercial Paper Dealer Agreement.	8-K	10.3	July 13, 2017

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.9	*	Executive Employment Agreement, dated as of November 13, 2014, by and between Molson Coors Brewing Company and Mark R. Hunter.	8-K	10.1	November 18, 2014
10.10		Variation Agreement, dated as of November 12, 2013, by and among Molson Coors Brewing Company and Grupo Modelo SAB de C.V. and certain of their respective affiliates.	10-K	10.44	February 14, 2014
10.11	*	Employment Letter, dated as of November 2, 2009, by and between Molson Coors Brewing Company and Krishnan Anand.	10-Q	10.1	May 7, 2015
10.12	*	Offer Letter, dated as of November 22, 2016, by and between Molson Coors Brewing Company and Tracey Joubert.	8-K	10.1	November 25, 2016
10.13	*	Molson Coors Deferred Compensation Plan, as amended and restated effective January 1, 2018.	8-K	10.1	May 25, 2018
21		Subsidiaries of the Registrant.				X
23.1		Consent of Independent Registered Public Accounting Firm.				X
31.1		Section 302 Certification of Chief Executive Officer.				X
31.2		Section 302 Certification of Chief Financial Officer.				X
32		Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).				X
101.INS	**	XBRL Instance Document				X
101.SCH	**	XBRL Taxonomy Extension Schema Document				X
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document				X
* Represents a management contract or compensatory plan or arrangement.
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and Noncontrolling Interests, (vi) the Notes to Consolidated Financial Statements, and (vii) document and entity information.

(b)	Exhibits
The exhibits included in Item 15(a)(3) above are filed or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.

(c)	Other Financial Statement Schedules

SCHEDULE II
MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Foreign exchange impact	Balance at end of year
Allowance for doubtful accounts—trade accounts receivable
Year ended:
December 31, 2018	$17.2	$5.1	$(7.1)	$(0.7)	$14.5
December 31, 2017	$10.7	$7.2	$(2.0)	$1.3	$17.2
December 31, 2016	$8.7	$4.0	$(1.5)	$(0.5)	$10.7
Allowance for obsolete supplies and inventory
Year ended:
December 31, 2018	$15.5	$30.1	$(19.6)	$(0.6)	$25.4
December 31, 2017	$8.8	$20.6	$(14.5)	$0.6	$15.5
December 31, 2016	$8.5	$4.4	$(3.7)	$(0.4)	$8.8
Deferred tax valuation account
Year ended:
December 31, 2018	$1,077.7	$18.7	$(7.3)	$(49.1)	$1,040.0
December 31, 2017	$901.7	$67.8	$(21.1)	$129.3	$1,077.7
December 31, 2016	$824.9	$161.3	$(53.6)	$(30.9)	$901.7

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
February 12, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ MARK R. HUNTER	President, Chief Executive Officer and Director (Principal Executive Officer)
Mark R. Hunter
By	/s/ TRACEY I. JOUBERT	Chief Financial Officer (Principal Financial Officer)
Tracey I. Joubert
By	/s/ BRIAN C. TABOLT	Vice President and Controller (Principal Accounting Officer)
Brian C. Tabolt
By	/s/ PETER H. COORS	Chairman
Peter H. Coors
By	/s/ GEOFFREY E. MOLSON	Vice Chairman
Geoffrey E. Molson
By	/s/ PETER J. COORS	Director
Peter J. Coors
By	/s/ BETTY K. DEVITA	Director
Betty K. DeVita
By	/s/ ROGER G. EATON	Director
Roger G. Eaton
By	/s/ MARY LYNN FERGUSON-MCHUGH	Director
Mary Lynn Ferguson-McHugh
By	/s/ CHARLES M. HERINGTON	Director
Charles M. Herington
By	/s/ FRANKLIN W. HOBBS	Director
Franklin W. Hobbs
By	/s/ ANDREW T. MOLSON	Director
Andrew T. Molson
By	/s/ IAIN J. G. NAPIER	Director
Iain J. G. Napier
By	/s/ H. SANFORD RILEY	Director
H. Sanford Riley
By	/s/ DOUGLAS D. TOUGH	Director
Douglas D. Tough
By	/s/ LOUIS VACHON	Director
Louis Vachon

February 12, 2019