Form 10-Q
period 2019-03-31
MOLSON COORS BREWING CO
filed 2019-05-01
CIK 24545

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2019
OR
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 25, 2019:
Class A Common Stock — 2,560,668 shares
Class B Common Stock — 196,188,247 shares

Exchangeable shares:
As of April 25, 2019, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares — 2,757,201 shares
Class B Exchangeable shares — 14,807,000 shares
The Class A exchangeable shares and Class B exchangeable shares are shares of the share capital in Molson Coors Canada Inc., a wholly-owned subsidiary of the registrant. They are publicly traded on the Toronto Stock Exchange under the symbols TPX.A and TPX.B, respectively. These shares are intended to provide substantially the same economic and voting rights as the corresponding class of Molson Coors common stock in which they may be exchanged. In addition to the registered Class A common stock and the Class B common stock, the registrant has also issued and outstanding one share each of a Special Class A voting stock and Special Class B voting stock. The Special Class A voting stock and the Special Class B voting stock provide the mechanism for holders of Class A exchangeable shares and Class B exchangeable shares to be provided instructions to vote with the holders of the Class A common stock and the Class B common stock, respectively. The holders of the Special Class A voting stock and Special Class B voting stock are entitled to one vote for each outstanding Class A exchangeable share and Class B exchangeable share, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The Special Class A voting stock and Special Class B voting stock are subject to a voting trust arrangement. The trustee which holds the Special Class A voting stock and the Special Class B voting stock is required to cast a number of votes equal to the number of then-outstanding Class A exchangeable shares and Class B exchangeable shares, respectively, but will only cast a number of votes equal to the number of Class A exchangeable shares and Class B exchangeable shares as to which it has received voting instructions from the owners of record of those Class A exchangeable shares and Class B exchangeable shares, other than the registrant or its subsidiaries, respectively, on the record date, and will cast the votes in accordance with such instructions so received.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

Glossary of Terms and Abbreviations

AOCI	Accumulated other comprehensive income (loss)
CAD	Canadian dollar
CZK	Czech Koruna
DBRS	A global credit rating agency in Toronto
DSUs	Deferred stock units
EBITDA	Earnings before interest, tax, depreciation and amortization
EPS	Earnings per share
EUR	Euro
FASB	Financial Accounting Standards Board
GBP	British Pound
HRK	Croatian Kuna
JPY	Japanese Yen
Moody’s	Moody’s Investors Service Limited, a nationally recognized statistical rating organization designated by the SEC
OCI	Other comprehensive income (loss)
OPEB	Other postretirement benefit plans
PSUs	Performance share units
RSD	Serbian Dinar
RSUs	Restricted stock units
SEC	Securities and Exchange Commission
Standard & Poor’s	Standard and Poor’s Ratings Services, a nationally recognized statistical rating organization designated by the SEC
STRs	Sales-to-retailers
STWs	Sales-to-wholesalers
2017 Tax Act	Tax Cuts and Jobs Act
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the U.S.
USD or $	U.S. dollar
VIEs	Variable interest entities

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under the heading "Outlook for 2019" therein, overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, anticipated results, anticipated synergies, expectations for funding future capital expenditures and operations, expectations regarding future dividends, debt service capabilities, timing and amounts of debt and leverage levels, shipment levels and profitability, market share and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies," and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to, those described under the heading "Risk Factors" elsewhere throughout this report, and those described from time to time in our past and future reports filed with the SEC, including in our Annual Report on Form 10-K for the year ended December 31, 2018. Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
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

PART I. FINANCIAL INFORMATION

ITEM 1.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31, 2019	March 31, 2018
Sales	$2,800.1	$2,868.0
Excise taxes	(496.8)	(536.5)
Net sales	2,303.3	2,331.5
Cost of goods sold	(1,413.0)	(1,535.7)
Gross profit	890.3	795.8
Marketing, general and administrative expenses	(655.2)	(681.1)
Special items, net	(13.0)	314.8
Operating income (loss)	222.1	429.5
Interest income (expense), net	(73.3)	(83.2)
Other pension and postretirement benefits (costs), net	8.6	10.0
Other income (expense), net	23.9	1.1
Income (loss) before income taxes	181.3	357.4
Income tax benefit (expense)	(32.2)	(74.9)
Net income (loss)	149.1	282.5
Net (income) loss attributable to noncontrolling interests	2.3	(4.4)
Net income (loss) attributable to Molson Coors Brewing Company	$151.4	$278.1

Net income (loss) attributable to Molson Coors Brewing Company per share:
Basic	$0.70	$1.29
Diluted	$0.70	$1.28

Weighted-average shares outstanding:
Basic	216.5	215.8
Dilutive effect of share-based awards	0.4	0.8
Diluted	216.9	216.6

Anti-dilutive securities excluded from the computation of diluted EPS	1.1	0.5
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net income (loss) including noncontrolling interests	$149.1	$282.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	71.5	74.1
Unrealized gain (loss) on derivative instruments	(29.7)	(25.8)
Reclassification of derivative (gain) loss to income	0.1	1.1
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	(0.6)	1.7
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	1.0	(1.2)
Total other comprehensive income (loss), net of tax	42.3	49.9
Comprehensive income (loss)	191.4	332.4
Comprehensive (income) loss attributable to noncontrolling interests	2.1	(5.2)
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$193.5	$327.2
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT PAR VALUE) (UNAUDITED)

	As of
	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$234.4	$1,057.9
Accounts receivable, net	909.5	744.4
Other receivables, net	141.6	126.6
Inventories, net	687.9	591.8
Other current assets, net	364.6	245.6
Total current assets	2,338.0	2,766.3
Properties, net	4,553.3	4,608.3
Goodwill	8,279.4	8,260.8
Other intangibles, net	13,749.6	13,776.4
Other assets	903.3	698.0
Total assets	$29,823.6	$30,109.8
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$2,561.3	$2,706.4
Current portion of long-term debt and short-term borrowings	1,641.1	1,594.5
Total current liabilities	4,202.4	4,300.9
Long-term debt	8,484.8	8,893.8
Pension and postretirement benefits	726.9	726.6
Deferred tax liabilities	2,151.5	2,128.9
Other liabilities	369.9	323.8
Total liabilities	15,935.5	16,374.0
Commitments and contingencies (Note 14)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value per share (authorized: 500.0 shares; issued: 205.7 shares and 205.4 shares, respectively)	2.0	2.0
Class A exchangeable shares, no par value (issued and outstanding: 2.8 shares and 2.8 shares, respectively)	103.2	103.2
Class B exchangeable shares, no par value (issued and outstanding: 14.8 shares and 14.8 shares, respectively)	557.6	557.6
Paid-in capital	6,776.2	6,773.1
Retained earnings	7,862.4	7,692.9
Accumulated other comprehensive income (loss)	(1,182.7)	(1,150.0)
Class B common stock held in treasury at cost (9.5 shares and 9.5 shares, respectively)	(471.4)	(471.4)
Total Molson Coors Brewing Company stockholders' equity	13,647.3	13,507.4
Noncontrolling interests	240.8	228.4
Total equity	13,888.1	13,735.8
Total liabilities and equity	$29,823.6	$30,109.8
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$149.1	$282.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	212.9	213.7
Amortization of debt issuance costs and discounts	3.7	4.1
Share-based compensation	11.4	14.8
(Gain) loss on sale or impairment of properties and other assets, net	0.5	0.7
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	(57.2)	83.5
Income tax (benefit) expense	32.2	74.9
Income tax (paid) received	(8.5)	(8.9)
Interest expense, excluding interest amortization	72.1	79.3
Interest paid	(103.1)	(115.2)
Change in current assets and liabilities and other	(411.6)	(314.2)
Net cash provided by (used in) operating activities	(98.5)	315.2
Cash flows from investing activities:
Additions to properties	(198.0)	(208.3)
Proceeds from sales of properties and other assets	2.4	1.6
Other	1.0	(45.4)
Net cash provided by (used in) investing activities	(194.6)	(252.1)
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	0.6	6.1
Dividends paid	(88.7)	(88.5)
Payments on debt and borrowings	(1,067.2)	(0.8)
Net proceeds from (payments on) revolving credit facilities and commercial paper	604.3	(248.7)
Change in overdraft balances and other	16.2	42.0
Net cash provided by (used in) financing activities	(534.8)	(289.9)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(827.9)	(226.8)
Effect of foreign exchange rate changes on cash and cash equivalents	4.4	6.1
Balance at beginning of year	1,057.9	418.6
Balance at end of period	$234.4	$197.9
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)
(UNAUDITED)

		Molson Coors Brewing Company Stockholders' Equity
								Accumulated	Common Stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of December 31, 2017	$13,187.3	$—	$2.0	$107.7	$553.2	$6,688.5	$6,958.4	$(860.0)	$(471.4)	$208.9
Shares issued under equity compensation plan	(5.8)	—	—	—	—	(5.8)	—	—	—	—
Amortization of share-based compensation	14.7	—	—	—	—	14.7	—	—	—	—
Net income (loss) including noncontrolling interests	282.5	—	—	—	—	—	278.1	—	—	4.4
Other comprehensive income (loss), net of tax	49.9	—	—	—	—	—	—	49.1	—	0.8
Adoption of new accounting pronouncement	(27.8)	—	—	—	—	—	(27.8)	—	—	—
Contributions from noncontrolling interests	6.4	—	—	—	—	—	—	—	—	6.4
Distributions and dividends to noncontrolling interests	(2.9)	—	—	—	—	—	—	—	—	(2.9)
Dividends declared and paid - $0.41 per share	(88.5)	—	—	—	—	—	(88.5)	—	—	—
As of March 31, 2018	$13,415.8	$—	$2.0	$107.7	$553.2	$6,697.4	$7,120.2	$(810.9)	$(471.4)	$217.6

		Molson Coors Brewing Company Stockholders' Equity
								Accumulated	Common Stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of December 31, 2018	$13,735.8	$—	$2.0	$103.2	$557.6	$6,773.1	$7,692.9	$(1,150.0)	$(471.4)	$228.4
Shares issued under equity compensation plan	(8.2)	—	—	—	—	(8.2)	—	—	—	—
Amortization of share-based compensation	11.3	—	—	—	—	11.3	—	—	—	—
Net income (loss) including noncontrolling interests	149.1	—	—	—	—	—	151.4	—	—	(2.3)
Other comprehensive income (loss), net of tax	42.3	—	—	—	—	—	—	42.1	—	0.2
Adoption of lease accounting standard (see Note 2)	32.0	—	—	—	—	—	32.0	—	—	—
Reclassification of stranded tax effects (see Note 2)	—	—	—	—	—	—	74.8	(74.8)	—	—
Contributions from noncontrolling interests	14.5	—	—	—	—	—	—	—	—	14.5
Dividends declared and paid - $0.41 per share	(88.7)	—	—	—	—	—	(88.7)	—	—	—
As of March 31, 2019	$13,888.1	$—	$2.0	$103.2	$557.6	$6,776.2	$7,862.4	$(1,182.7)	$(471.4)	$240.8

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
These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 ("Annual Report"), and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report, except as noted below and in Note 2, "New Accounting Pronouncements."
The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be achieved for the full year.
Non-Cash Activity
Non-cash activity includes non-cash issuances of share-based awards, as well as non-cash investing activities related to movements in our guarantee of indebtedness of certain equity method investments. We also had non-cash activities related to capital expenditures incurred but not yet paid of $112.7 million and $140.8 million for the three months ended March 31, 2019 and March 31, 2018, respectively.
Other than the activity mentioned above and the supplemental non-cash activity related to the recognition of leases further discussed below, there was no other significant non-cash activity during the three months ended March 31, 2019 and March 31, 2018. See Note 4, "Investments," and Note 5, "Share-Based Payments" for further discussion.
Leases
We account for leases in accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases, which we adopted on January 1, 2019, electing not to adjust comparative periods presented and applying a modified retrospective transition approach as of the effective date of adoption (see Note 2, "New Accounting Pronouncements" for impacts of adoption).
We enter into contractual arrangements for the utilization of certain non-owned assets, primarily real estate and equipment, which are evaluated as finance (previously known as capital) or operating leases upon commencement and are accounted for accordingly. Specifically, under ASC 842, a contract is or contains a lease when, (1) the contract contains an explicitly or implicitly identified asset and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract in exchange for consideration. We assess whether an arrangement is or contains a lease at inception of the contract. For all contractual arrangements deemed to be leases (other than short-term leases), as of the lease commencement date, we recognize on the consolidated balance sheet a liability for our obligation related to the lease and a corresponding asset representing our right to use the underlying asset over the period of use.
For leases that qualify as short-term leases, we have elected, for all classes of underlying assets, to not apply the balance sheet recognition requirements of ASC 842, and instead, we recognize the lease payments in the consolidated statements of operations on a straight-line basis over the lease term. We have also made the election, for our real estate and certain equipment classes of underlying assets, to account for lease and non-lease components as a single lease component.
Our leases have remaining lease terms of up to approximately 18 years. Certain of our lease agreements contain options to extend or early terminate the agreement. The lease term used to calculate the right-of-use asset ("ROU") and lease liability at commencement includes the impacts of options to extend or terminate the lease when it is reasonably certain that we will exercise that option. When determining whether it is reasonably certain that we will exercise an option at commencement, we consider various existing economic factors, including real estate strategies, the nature, length, and terms of the agreement, as well as the uncertainty of the condition of leased equipment at the end of the lease term. Based on these determinations, we generally conclude that the exercise of renewal options would not be reasonably certain in determining the lease term at commencement. Assumptions made at the commencement date are re-evaluated upon occurrence of certain events requiring a lease modification. Additionally, for certain equipment leases involving groups of similar leased assets with similar lease terms, we apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities.
The discount rate used to calculate the present value of the future minimum lease payments is the rate implicit in the lease, when readily determinable. As the rate implicit in the lease is not readily determinable for most of our leases, we use our incremental borrowing rate relative to the leased asset.
Certain of our leases include variable lease payments, including payments that depend on an index or rate, as well as variable payments for items such as property taxes, insurance, maintenance, and other operating expenses associated with leased assets. Payments that vary based on an index or rate are included in the measurement of our lease assets and liabilities at the rate as of the commencement date. All other variable lease payments are excluded from the measurement of our lease assets and liabilities and are recognized in the period in which the obligation for those payments is incurred. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Lease-related expense is recorded within either cost of goods sold or marketing, general and administrative expenses on the consolidated statements of operations, depending on the function of the underlying leased asset, with the exception of interest on finance lease liabilities, which is recorded within interest income (expense), net on the consolidated statements of operations.
For the three months ended March 31, 2019, lease expense (including immaterial short-term and variable lease costs) was as follows:

Three Months Ended March 31, 2019
(In millions)
Operating lease expense	$17.2
Finance lease expense	2.8
Total lease expense	$20.0
Supplemental cash flow information related to leases for the three months ended March 31, 2019 was as follows:

Three Months Ended March 31, 2019
(In millions)
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from operating leases	$12.0
Operating cash flows from finance leases	$0.8
Financing cash flows from finance leases	$0.6
Supplemental non-cash information on right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$10.7
Finance leases	$—

Supplemental balance sheet information related to leases as of March 31, 2019 was as follows:

		As of March 31, 2019
	Balance Sheet Classification	(In millions)
Operating Leases
Operating lease right-of-use assets	Other assets	$154.1
Current operating lease liabilities	Accounts payable and other current liabilities	$43.6
Non-current operating lease liabilities	Other liabilities	121.4
Total operating lease liabilities		$165.0

Finance Leases
Finance lease right-of-use assets	Properties, net	$68.4
Current finance lease liabilities	Current portion of long-term debt and short-term borrowings	$3.3
Non-current finance lease liabilities	Long-term debt	82.5
Total finance lease liabilities		$85.8
The weighted-average remaining lease term and discount rate as of March 31, 2019 are as follows:

	Weighted-Average Remaining Lease Term (Years)	Weighted-Average Discount Rate
Operating leases	4.8	4.2%
Finance leases	10.1	6.4%
Based on foreign exchange rates as of March 31, 2019, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(In millions)
2019 - remaining	$38.4	$4.5
2020	41.9	36.3
2021	34.7	6.0
2022	27.1	5.9
2023	18.9	5.9
Thereafter	21.0	66.0
Total lease payments	$182.0	$124.6
Less: interest	(17.0)	(38.8)
Present value of lease liabilities	$165.0	$85.8
Executed leases that have not yet commenced as of March 31, 2019 are immaterial.
Information as of December 31, 2018, as well as comparative interim period information under historical lease accounting guidance
Gross assets recorded under finance leases as of December 31, 2018 were $82.5 million. The associated accumulated amortization on these assets as of December 31, 2018 was $13.2 million. These amounts are recorded within properties, net on the consolidated balance sheet. Current and non-current finance lease liabilities as of December 31, 2018 were $3.2 million and $82.1 million, respectively, and were recorded in accounts payable and other current liabilities and other non-current liabilities, respectively, on the consolidated balance sheet. Separately, during the three months ended March 31, 2018, non-cash activities related to the recognition of finance leases was $15.0 million.

Based on foreign exchange rates as of December 31, 2018, future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year, as well as finance leases, are as follows:

	Operating Leases	Finance Leases
Year	(In millions)
2019	$49.4	$6.1
2020	40.2	36.2
2021	32.6	5.9
2022	24.6	5.9
2023	17.0	5.8
Thereafter	21.0	64.2
Total future minimum lease payments	$184.8	$124.1
Less: interest on finance leases		(38.8)
Present value of future minimum finance lease payments		$85.3

2. New Accounting Pronouncements
New Accounting Pronouncements Recently Adopted
Leases
In February 2016, the FASB issued authoritative guidance intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and liabilities on the balance sheet and disclosure of key information about leasing arrangements. We adopted this guidance and all related amendments applying the modified retrospective transition approach to all lease arrangements as of the effective date of adoption, January 1, 2019. As permitted under the guidance, financial statements for reporting periods beginning after January 1, 2019 are presented under the new guidance, while prior period amounts have not been adjusted and continue to be reported and disclosed in accordance with historical accounting guidance. Additionally, for existing leases as of the effective date, we have elected the package of practical expedients available at transition to not reassess the historical lease determination, lease classification and initial direct costs.
For operating leases, the adoption of the new guidance resulted in the recognition of ROU assets of approximately $154 million and aggregate current and non-current lease liabilities of approximately $164 million, as of January 1, 2019, including immaterial reclassifications of prepaid and deferred rent balances into ROU assets. Separately, as a result of the cumulative impact of adopting the new guidance, we recorded a net increase to opening retained earnings of approximately $32 million as of January 1, 2019 with the offsetting impact within other assets, related to our share of the accelerated recognition of deferred gains on non-qualifying and other sale-leaseback transactions by an equity method investment within our Canada segment. Additionally, while our accounting for finance leases remains unchanged at adoption, we have prospectively changed the presentation of finance lease liabilities within the consolidated balance sheets to be presented within current portion of long-term debt and short-term borrowings, and long-term debt, as appropriate. As of January 1, 2019, we reclassified approximately $3 million and $82 million of short-term and long-term finance lease liabilities from accounts payable and other current liabilities and other non-current liabilities to current portion of long-term debt and short-term borrowings and long-term debt, respectively. The adoption of this guidance had no impact to our cash flows from operating, investing, or financing activities. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for additional discussion on our leasing arrangements.
Accumulated Other Comprehensive Income (Loss)
In February 2018, the FASB issued authoritative guidance intended to improve the usefulness of financial information related to the enactment of the 2017 Tax Act. This guidance provides an option to reclassify from AOCI to retained earnings the stranded tax effects resulting from the change in the U.S. federal corporate income tax rate as a result of the 2017 Tax Act. We adopted this guidance as of January 1, 2019 and elected to reclassify stranded tax effects related to the 2017 Tax Act, resulting in an approximate $75 million increase to retained earnings in the period of adoption. Our policy is to release stranded tax effects from AOCI using either a specific identification approach or portfolio approach based on the nature of the underlying item.

New Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued authoritative guidance intended to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also requires presentation of the capitalized implementation costs in the statement of financial position and in the statement of cash flows in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented, and the expense related to the capitalized implementation costs to be presented in the same line item in the statement of operations as the fees associated with the hosting element (service) of the arrangement. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the potential impact on our financial position, results of operations and statement of cash flows upon adoption of this guidance, which will result in the change in presentation of capitalized implementation costs related to hosting arrangements from properties to other assets on the consolidated balance sheet, as well as the expense related to such costs no longer being classified as depreciation expense and cash flows related to those costs no longer being presented as investing activities.
Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our unaudited condensed consolidated interim financial statements.
3. Segment Reporting
Our reporting segments are based on the key geographic regions in which we operate, which are the basis on which our chief operating decision maker evaluates the performance of the business. Our reporting segments consist of the U.S., Canada, Europe and International. Corporate is not a reportable segment and primarily includes interest and certain other general and administrative costs that are not allocated to any of the operating segments as well as the results of our water resources and energy operations in Colorado and the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides. Additionally, only the service cost component of net periodic pension and OPEB cost is reported within each operating segment, and all other components are reported within the Corporate segment.
No single customer accounted for more than 10% of our consolidated sales for the three months ended March 31, 2019 or March 31, 2018. Consolidated net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting net sales revenues and income (loss) before income taxes eliminate upon consolidation and are primarily related to U.S. segment sales to the other segments.
The following tables present net sales and income (loss) before income taxes by segment:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(In millions)
U.S.	$1,659.2	$1,647.8
Canada	261.0	283.8
Europe	362.9	374.3
International	47.9	57.5
Corporate	0.2	0.2
Inter-segment net sales eliminations	(27.9)	(32.1)
Consolidated net sales	$2,303.3	$2,331.5

	Three Months Ended
	March 31, 2019	March 31, 2018
	(In millions)
U.S.	$269.4	$261.7
Canada(1)	21.8	9.1
Europe	(27.5)	(29.9)
International	(0.3)	3.7
Corporate(2)	(82.1)	112.8
Consolidated income (loss) before income taxes	$181.3	$357.4

(1)
During the three months ended March 31, 2019, we recorded an unrealized mark-to-market gain of approximately $23 million on the HEXO Corp. ("HEXO") warrants received in connection with the formation of the Truss joint venture. Additionally, during the first quarter of 2019, we received payment and recorded a gain of $1.5 million resulting from a purchase price adjustment related to the historical sale of Molson Inc.’s ownership interest in the Montreal Canadiens, which is considered an affiliate of MCBC.

(2)
During the three months ended March 31, 2018, we recorded a gain of $328.0 million related to the Adjustment Amount as defined and further discussed in Note 6, "Special Items." Additionally, related to the unrealized mark-to-market valuation on our commodity hedge positions, we recorded an unrealized gain of $34.1 million during the three months ended March 31, 2019 compared to an unrealized loss of $84.7 million during the three months ended March 31, 2018.

Income (loss) before income taxes includes the impact of special items. Refer to Note 6, "Special Items" for further discussion.
The following table presents total assets by segment:

	As of
	March 31, 2019	December 31, 2018
	(In millions)
U.S.	$19,247.7	$19,057.1
Canada	4,736.0	4,640.5
Europe	5,334.1	5,430.0
International	277.5	274.1
Corporate	228.3	708.1
Consolidated total assets	$29,823.6	$30,109.8
4. Investments
Our investments include both equity method and consolidated investments. Those entities identified as VIEs have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, we have consolidated these entities. None of our consolidated VIEs held debt as of March 31, 2019 or December 31, 2018. We have not provided any financial support to any of our VIEs during the year that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. As of March 31, 2019 and December 31, 2018, our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K."), Grolsch U.K. Ltd. ("Grolsch"), Rocky Mountain Metal Container ("RMMC"), Rocky Mountain Bottle Company ("RMBC") and Truss LP ("Truss"). Our unconsolidated VIEs are Brewers Retail Inc. ("BRI") and Brewers' Distributor Ltd. ("BDL").
Both BRI and BDL have outstanding third party debt which is guaranteed by their respective shareholders. As a result, we have a guarantee liability of $50.1 million and $35.9 million recorded as of March 31, 2019 and December 31, 2018, respectively, which is presented within accounts payable and other current liabilities on the unaudited condensed consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The carrying value of the guarantee liability equals fair value, which considers an adjustment for our own non-performance risk and is considered a Level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our respective equity method investment within the unaudited condensed consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.

Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	March 31, 2019		December 31, 2018
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
RMMC/RMBC	$212.2	$31.9	$189.8	$35.0
Other	$29.5	$1.7	$31.0	$5.1

5. Share-Based Payments
We have one share-based compensation plan, the MCBC Incentive Compensation Plan (the "Incentive Compensation Plan"), as of March 31, 2019 and all outstanding awards fall under this plan. During the three months ended March 31, 2019 and March 31, 2018, we recognized share-based compensation expense related to the following Class B common stock awards to certain directors, officers and other eligible employees, pursuant to the Incentive Compensation Plan: RSUs, DSUs, PSUs and stock options.

	Three Months Ended
	March 31, 2019	March 31, 2018
	(In millions)
Pretax compensation expense	$11.4	$14.8
Tax benefit	(1.2)	(1.6)
After-tax compensation expense	$10.2	$13.2
As of March 31, 2019, there was $61.1 million of total unrecognized compensation expense from all share-based compensation arrangements granted under the Incentive Compensation Plan, related to unvested awards. This total compensation expense is expected to be recognized over a weighted-average period of 2.3 years.

	RSUs and DSUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 31, 2018	1.0	$88.53	0.5	$86.85
Granted	0.4	$54.46	0.3	$53.31
Vested	(0.3)	$100.91	(0.1)	$90.41
Forfeited	—	$—	—	$—
Non-vested as of March 31, 2019	1.1	$70.06	0.7	$71.42
The weighted-average fair value per unit for the non-vested PSUs is $62.07 as of March 31, 2019.

	Stock options
	Awards	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2018	1.3	$70.56	5.2	$4.3
Granted	0.3	$61.09
Exercised	—	$—
Forfeited	—	$—
Outstanding as of March 31, 2019	1.6	$68.70	6.0	$5.4
Expected to vest as of March 31, 2019	0.5	$68.79	9.4	$—
Exercisable as of March 31, 2019	1.1	$68.66	4.3	$5.4
The total intrinsic value of exercises during the three months ended March 31, 2019 and March 31, 2018 were $0.3 million and $4.6 million, respectively. During the three months ended March 31, 2019 and March 31, 2018, total tax benefits realized from share-based awards vested or exercised was $4.0 million and $5.4 million, respectively.
The fair value of each option granted in the first quarter of 2019 and 2018 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2019	March 31, 2018
Risk-free interest rate	2.52%	2.65%
Dividend yield	4.17%	2.08%
Volatility range	24.41%-24.48%	22.36%-24.14%
Weighted-average volatility	24.42%	22.81%
Expected term (years)	5.3	5.3
Weighted-average fair market value	$9.24	$15.44
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
The fair value of the market metric for each PSU granted in the first quarter of 2019 and 2018 was determined on the date of grant using a Monte Carlo model to simulate total stockholder return for MCBC and its peer companies with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2019	March 31, 2018
Risk-free interest rate	2.49%	2.34%
Dividend yield	4.17%	2.08%
Volatility range	13.82%-42.46%	13.03%-81.87%
Weighted-average volatility	24.97%	22.76%
Expected term (years)	2.8	2.8
Weighted-average fair market value	$53.31	$78.30
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
As of March 31, 2019, there were 2.9 million shares of the Company's Class B common stock available for issuance as awards under the Incentive Compensation Plan.

6. Special Items
We have incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these charges (benefits) as special items.

	Three Months Ended
	March 31, 2019	March 31, 2018
	(In millions)
Employee-related charges
Restructuring	$3.7	$3.9
Impairments or asset abandonment charges(1)
U.S. - Asset abandonment	0.8	1.5
Canada - Asset abandonment	7.6	6.1
Europe - Asset abandonment	0.6	1.7
Termination fees and other (gains) losses
International	0.3	—
Purchase price adjustment settlement gain(2)	—	(328.0)
Total Special items, net	$13.0	$(314.8)

(1)
Charges for the three months ended March 31, 2019 and March 31, 2018 consist primarily of accelerated depreciation in excess of normal depreciation related to the closure of the Colfax, California cidery, which was completed during the first quarter of 2019, the planned closures of the Vancouver and Montreal breweries, which are currently expected to occur in 2019 and 2021, respectively, as well as the Burton South, U.K. brewery which closed in the first quarter of 2018.

(2)
During the first quarter of 2018, we received $330.0 million from ABI, of which $328.0 million constituted a purchase price adjustment (the "Adjustment Amount"), related to the Miller International Business which was acquired in our acquisition of the remaining portion of MillerCoors which occurred on October 11, 2016. As this settlement occurred following the finalization of purchase accounting, we recorded the settlement proceeds related to the Adjustment Amount as a gain within special items, net in our unaudited condensed consolidated statement of operations in our Corporate segment and within cash provided by operating activities in our unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2018.

Restructuring Activities
There were no material changes to our restructuring activities since December 31, 2018, as reported in Part II - Item 8. Financial Statements and Supplementary Data, Note 7, "Special Items" in our Annual Report. We continually evaluate our cost structure and seek opportunities for further efficiencies and cost savings as part of ongoing and new initiatives. As such, we may incur additional restructuring related charges or adjustments to previously recorded charges in the future, however, we are unable to estimate the amount of charges at this time.
The accrued restructuring balances below represent expected future cash payments required to satisfy the remaining severance obligations to terminated employees, the majority of which we expect to be paid in the next 12 months.

	U.S.	Canada	Europe	International	Corporate	Total
	(In millions)
As of December 31, 2018	$21.6	$1.5	$0.6	$0.6	$1.3	$25.6
Charges incurred and changes in estimates	0.6	—	2.7	0.1	0.3	3.7
Payments made	(11.6)	(0.1)	(0.8)	(0.1)	(0.3)	(12.9)
As of March 31, 2019	$10.6	$1.4	$2.5	$0.6	$1.3	$16.4

	U.S.	Canada	Europe	International	Corporate	Total
	(In millions)
As of December 31, 2017	$0.6	$4.3	$1.8	$0.2	$—	$6.9
Charges incurred and changes in estimates	—	(0.5)	3.4	1.0	—	3.9
Payments made	(0.3)	(0.9)	(0.6)	(0.2)	—	(2.0)
Foreign currency and other adjustments	—	(0.1)	—	—	—	(0.1)
As of March 31, 2018	$0.3	$2.8	$4.6	$1.0	$—	$8.7

7. Income Tax

	Three Months Ended
	March 31, 2019	March 31, 2018
Effective tax rate	18%	21%
The decrease in the effective tax rate during the first quarter of 2019 versus 2018 was primarily driven by the impact of discrete items. Specifically, during the first quarter of 2019, we recognized a net discrete tax benefit of $1.2 million, versus a $5.5 million net discrete tax expense recognized in the first quarter of 2018.
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
8. Goodwill and Intangible Assets

	U.S.	Canada	Europe	International	Consolidated
Changes in Goodwill:		(In millions)
As of December 31, 2018	$5,928.5	$856.6	$1,469.4	$6.3	$8,260.8
Foreign currency translation	—	18.5	0.1	—	18.6
As of March 31, 2019	$5,928.5	$875.1	$1,469.5	$6.3	$8,279.4
The following table presents details of our intangible assets, other than goodwill, as of March 31, 2019:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$5,013.8	$(737.0)	$4,276.8
License agreements and distribution rights	15 - 28	222.8	(99.5)	123.3
Other	2 - 40	129.2	(35.6)	93.6
Intangible assets not subject to amortization:
Brands	Indefinite	8,160.5	—	8,160.5
Distribution networks	Indefinite	757.8	—	757.8
Other	Indefinite	337.6	—	337.6
Total		$14,621.7	$(872.1)	$13,749.6

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2018:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$4,988.0	$(682.4)	$4,305.6
License agreements and distribution rights	15 - 28	220.2	(95.7)	124.5
Other	2 - 40	129.2	(32.2)	97.0
Intangible assets not subject to amortization:
Brands	Indefinite	8,169.9	—	8,169.9
Distribution networks	Indefinite	741.8	—	741.8
Other	Indefinite	337.6	—	337.6
Total		$14,586.7	$(810.3)	$13,776.4
The changes in the gross carrying amounts of intangibles from December 31, 2018 to March 31, 2019 are primarily driven by the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies.
Based on foreign exchange rates as of March 31, 2019, the estimated future amortization expense of intangible assets is as follows:

Fiscal year	Amount
(In millions)
2019 - remaining	$165.8
2020	$220.1
2021	$213.8
2022	$209.2
2023	$208.2
Amortization expense of intangible assets was $55.4 million and $56.6 million for the three months ended March 31, 2019 and March 31, 2018, respectively. This expense is primarily presented within marketing, general and administrative expenses on the unaudited condensed consolidated statements of operations.
Annual Goodwill and Indefinite-Lived Intangible Impairment Testing
We completed our required annual goodwill and indefinite-lived intangible impairment testing as of October 1, 2018, the first day of our fourth quarter and concluded there were no impairments of goodwill within our reporting units or our indefinite-lived intangible assets. The fair value of the U.S., Europe and Canada reporting units were estimated at approximately 19%, 11% and 6% in excess of carrying value, respectively, as of the October 1, 2018 testing date, resulting in our Europe and Canada reporting units now being considered at risk of impairment.
Key Assumptions

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. The key assumptions used to derive the estimated fair values of our reporting units and indefinite-lived intangibles are discussed in Part II—Item 8 Financial Statements, Note 10, "Goodwill and Intangible Assets" in our Annual Report.
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

Definite-Lived Intangibles
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying assets for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the first quarter of 2019 that resulted in an impairment.

9. Debt
Debt obligations

	As of
	March 31, 2019	December 31, 2018
	(In millions)
Long-term debt:
CAD 500 million 2.75% notes due 2020	$374.6	$366.6
CAD 500 million 2.84% notes due 2023	374.6	366.6
CAD 500 million 3.44% notes due 2026	374.6	366.6
$500 million 1.45% notes due 2019	500.0	500.0
$500 million 1.9% notes due 2019	—	499.8
$500 million 2.25% notes due 2020(1)(2)	499.2	499.0
$1.0 billion 2.1% notes due 2021(2)	1,000.0	1,000.0
$500 million 3.5% notes due 2022(1)	508.6	509.3
$2.0 billion 3.0% notes due 2026	2,000.0	2,000.0
$1.1 billion 5.0% notes due 2042	1,100.0	1,100.0
$1.8 billion 4.2% notes due 2046	1,800.0	1,800.0
EUR 500 million notes due 2019	—	573.4
EUR 800 million 1.25% notes due 2024	897.4	917.4
Finance leases and other(3)	131.3	43.0
Less: unamortized debt discounts and debt issuance costs	(62.5)	(64.8)
Total long-term debt (including current portion)	9,497.8	10,476.9
Less: current portion of long-term debt	(1,013.0)	(1,583.1)
Total long-term debt	$8,484.8	$8,893.8

Short-term borrowings:
Commercial paper program(4)	$604.2	$—
Other short-term borrowings(5)	23.9	11.4
Current portion of long-term debt	1,013.0	1,583.1
Current portion of long-term debt and short-term borrowings	$1,641.1	$1,594.5

(1)	The fair value hedges related to these notes have been settled and are being amortized over the life of the respective note.

(2)
During the first quarter of 2019, we entered into cross currency swaps in order to hedge a portion of the foreign currency translational impacts of our European investment. As a result of the swaps, we economically converted a portion of our $1.0 billion 2.1% senior notes due 2021 and associated interest to EUR denominated, which will result in a EUR interest rate to be received at 0.71%. As of March 31, 2019, we also held outstanding cross currency swaps on our $500 million 2.25% notes due 2020 which resulted in a EUR interest rate to be received of 0.85%. See Note 12, "Derivative Instruments and Hedging Activities" for further details.

(3)
As of January 1, 2019, we reclassified approximately $3 million and $82 million of short-term and long-term finance lease liabilities from accounts payable and other current liabilities and other non-current liabilities to current portion of long-term debt and short-term borrowings and long-term debt, respectively, in connection with our adoption of the new lease accounting standard. See Note 2, "New Accounting Pronouncements" for further details.

(4)
During the first quarter of 2019, we used proceeds from the issuance of commercial paper to partially fund the repayment of our notes upon maturity. As of March 31, 2019, the outstanding borrowings under our commercial paper program had a weighted-average effective interest rate and tenor of 2.91% and 33 days, respectively.

(5)
As of March 31, 2019, we had $11.6 million in bank overdrafts and $40.4 million in bank cash related to our cross-border, cross-currency cash pool, for a net positive position of $28.8 million. As of December 31, 2018, we had $1.1 million in bank overdrafts and $88.9 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $87.8 million. We had total outstanding borrowings of $8.1 million and $7.3 million under our two JPY overdraft facilities as of March 31, 2019 and December 31, 2018, respectively. In addition, we have USD and CAD lines of credit under which we had no borrowings as of March 31, 2019 or December 31, 2018.

Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of March 31, 2019 and December 31, 2018, the fair value of our outstanding long-term debt (including the current portion of long-term debt) was approximately $9.1 billion and $9.9 billion, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility
As of March 31, 2019, we had $895.8 million available to draw under our $1.5 billion revolving credit facility, as the borrowing capacity is reduced by borrowings under our commercial paper program. We had no other borrowings drawn on this revolving credit facility as of March 31, 2019. We had no borrowings drawn on this revolving credit facility as of December 31, 2018.
The maximum leverage ratio of this facility is 4.75x debt to EBITDA, with a decline to 4.00x debt to EBITDA as of the last day of the fiscal quarter ending December 31, 2020.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include customary events of default and specified representations and warranties and covenants, including, among other things, covenants that restrict our ability to incur certain additional priority indebtedness, create or permit liens on assets, or engage in mergers or consolidations. As of March 31, 2019, we were in compliance with all of these restrictions and have met all debt payment obligations. All of our outstanding senior notes as of March 31, 2019 rank pari-passu.

10. Inventories

	As of
	March 31, 2019	December 31, 2018
	(In millions)
Finished goods	$314.2	$229.8
Work in process	86.3	83.4
Raw materials	219.7	224.3
Packaging materials	67.7	54.3
Inventories, net	$687.9	$591.8

11. Accumulated Other Comprehensive Income (Loss)

	MCBC shareholders
	Foreign currency translation adjustments	Gain (loss) on derivative and non-derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2018	$(744.7)	$(17.8)	$(327.2)	$(60.3)	$(1,150.0)
Foreign currency translation adjustments	4.6	72.8	—	—	77.4
Unrealized gain (loss) on derivative instruments	—	(39.4)	—	—	(39.4)
Reclassification of derivative (gain) loss to income	—	0.1	—	—	0.1
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	(0.9)	—	(0.9)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	1.4	1.4
Tax benefit (expense)	12.1	(8.5)	0.3	(0.4)	3.5
Net current-period other comprehensive income (loss)	16.7	25.0	(0.6)	1.0	42.1
Reclassification of stranded tax effects (see Note 2)	(61.0)	(16.1)	2.3	—	(74.8)
As of March 31, 2019	$(789.0)	$(8.9)	$(325.5)	$(59.3)	$(1,182.7)

Reclassifications from AOCI to income:

	Three Months Ended
	March 31, 2019	March 31, 2018
	Reclassifications from AOCI		Location of gain (loss) recognized in income
	(In millions)
Gain/(loss) on cash flow hedges:
Forward starting interest rate swaps	$(0.7)	$(0.8)	Interest expense, net
Foreign currency forwards	0.8	(0.6)	Cost of goods sold
Foreign currency forwards	(0.2)	—	Other income (expense), net
Total income (loss) reclassified, before tax	(0.1)	(1.4)
Income tax benefit (expense)	—	0.3
Net income (loss) reclassified, net of tax	$(0.1)	$(1.1)

Amortization of defined benefit pension and other postretirement benefit plan items:
Prior service benefit (cost)	$(0.1)	$(0.2)	Other pension and postretirement benefits (costs), net
Curtailment and net actuarial gain (loss)	1.0	(1.7)	Other pension and postretirement benefits (costs), net
Total income (loss) reclassified, before tax	0.9	(1.9)
Income tax benefit (expense)	(0.3)	0.2
Net income (loss) reclassified, net of tax	$0.6	$(1.7)

Total income (loss) reclassified, net of tax	$0.5	$(2.8)

12. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented in Notes 1 and 16 of the Notes included in our Annual Report and did not significantly change during the first quarter of 2019. As noted in Note 16 of the Notes included in our Annual Report, due to the nature of our counterparty agreements, and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and, therefore, present our derivative positions on a gross basis in our unaudited condensed consolidated balance sheets. Except as noted below, our significant derivative positions have not changed considerably since year-end.
Cross Currency Swaps
Effective March 20, 2019, we entered into cross currency swap agreements having a total notional value of approximately EUR 353 million ($400 million upon execution) in order to hedge a portion of the foreign currency translational impacts of our European investment. As a result of the swaps, we economically converted a portion of our $1.0 billion 2.1% senior notes due 2021 and associated interest to EUR denominated, which will result in a EUR interest rate to be received at 0.71%.
Separately, effective April 3, 2019, we voluntarily early terminated our $500 million cross currency swaps due in 2020 under which we were receiving EUR interest payments at a rate of 0.85%, and concurrently entered into new cross currency swap agreements having a total notional of approximately EUR 445 million ($500 million upon execution) in order to hedge a portion of the foreign currency translation impacts of our European investment. As a result of the swaps, we economically converted our $500 million 2.25% senior notes due 2020 and associated interest to EUR denominated, which will result in a EUR interest rate to be received of 0.68%. The termination of the original $500 million cross currency swaps resulted in cash receipts of approximately $47 million during the second quarter of 2019.
We have designated each of these cross currency swaps as net investment hedges and accordingly, record changes in fair value due to fluctuations in the spot rate to AOCI. The changes in fair value of the swaps attributable to changes other than those due to fluctuations in the spot rate are excluded from the assessment of hedge effectiveness and recorded to interest expense over the life of the hedge.
Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk, as appropriate. The fair value of our warrants to acquire common shares of HEXO at a strike price of CAD 6.00 per share are estimated using the Black-Scholes option-pricing model. As of March 31, 2019 and December 31, 2018, respectively, the assumptions used to estimate the fair value of the HEXO warrants are as follows:

	As of March 31, 2019	As of December 31, 2018
Expected term (years)	2.5	2.8
Estimated volatility	74.92%	88.71%
Risk-free interest rate	1.65%	2.04%
Expected dividend yield	—%	—%
The expected term is based on the contractual maturity date of the warrants. Estimated volatility is based on a blend of implied volatility along with historical volatility levels of both peer companies and HEXO. The risk-free rate utilized is based on a zero-coupon Canadian Treasury security yield with a remaining term equal to the expected term of the warrants. The expected dividend yield is determined by historical dividend levels.

The table below summarizes our derivative assets and liabilities that were measured at fair value as of March 31, 2019 and December 31, 2018.

		Fair value measurements as of March 31, 2019
	As of March 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$52.6	$—	$52.6	$—
Interest rate swaps	(44.7)	—	(44.7)	—
Foreign currency forwards	9.0	—	9.0	—
Commodity swaps and options	(7.6)	—	(7.6)	—
Warrants	43.0	—	43.0	—
Total	$52.3	$—	$52.3	$—

		Fair value measurements as of December 31, 2018
	As of December 31, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$36.5	$—	$36.5	$—
Interest rate swaps	(12.3)	—	(12.3)	—
Foreign currency forwards	16.3	—	16.3	—
Commodity swaps and options	(42.0)	—	(42.0)	—
Warrants	19.6	—	19.6	—
Total	$18.1	$—	$18.1	$—

As of March 31, 2019, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the three months ended March 31, 2019 were all included in Level 2.
Results of Period Derivative Activity
The tables below include the results of our derivative activity in the unaudited condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, and the unaudited condensed consolidated statements of operations for the three months ended March 31, 2019 and March 31, 2018.

Fair Value of Derivative Instruments in the Unaudited Condensed Consolidated Balance Sheets (in millions):

	As of March 31, 2019
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	$900.0	Other current assets	$47.3	Accounts payable and other current liabilities	$—
		Other non-current assets	5.3	Other liabilities	—
Interest rate swaps	$1,500.0	Other non-current assets	—	Other liabilities	(44.7)
Foreign currency forwards	$311.6	Other current assets	4.3	Accounts payable and other current liabilities	(0.1)
		Other non-current assets	4.8	Other liabilities	—
Total derivatives designated as hedging instruments			$61.7		$(44.8)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$781.8	Other current assets	$22.1	Accounts payable and other current liabilities	$(27.1)
		Other non-current assets	7.7	Other liabilities	(10.3)
Commodity options(1)	$46.6	Other current assets	0.2	Accounts payable and other current liabilities	(0.2)
Warrants	$51.7	Other non-current assets	43.0
Total derivatives not designated as hedging instruments			$73.0		$(37.6)

	As of December 31, 2018
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	$500.0	Other non-current assets	$36.5	Other liabilities	$—
Interest rate swaps	$1,500.0	Other non-current assets	—	Other liabilities	(12.3)
Foreign currency forwards	$338.6	Other current assets	7.3	Accounts payable and other current liabilities	(0.1)
		Other non-current assets	9.2	Other liabilities	(0.1)
Total derivatives designated as hedging instruments			$53.0		$(12.5)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$868.4	Other current assets	$12.1	Accounts payable and other current liabilities	$(37.9)
		Other non-current assets	6.1	Other liabilities	(22.3)
Commodity options(1)	$46.6	Other current assets	0.1	Accounts payable and other current liabilities	(0.1)
Warrants	$50.6	Other non-current assets	19.6
Total derivatives not designated as hedging instruments			$37.9		$(60.3)

(1)	Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.

Items Designated and Qualifying as Hedged Items in Fair Value Hedging Relationships in the Unaudited Condensed Consolidated Balance Sheets (in millions):

Line item in the balance sheet in which the hedged item is included	Carrying amount of the hedged assets/liabilities		Cumulative amount of fair value hedging adjustment(s) in the hedged assets/liabilities(1) Increase/(Decrease)
	As of March 31, 2019	As of December 31, 2018	As of March 31, 2019	As of December 31, 2018
	(In millions)
Current portion of long-term debt and short-term borrowings	$—	$—	$(0.8)	$(0.2)
Long-term debt	$—	$—	$8.6	$8.3
(1)    Entire balances relate to hedging adjustments on discontinued hedging relationships.
The Pretax Effect of Cash Flow Hedge and Net Investment Hedge Accounting on Accumulated Other Comprehensive Income (Loss) (in millions):

Three Months Ended March 31, 2019
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$(32.4)	Interest expense, net	$(0.7)
Foreign currency forwards	(7.0)	Cost of goods sold	0.8
		Other income (expense), net	(0.2)
Total	$(39.4)		$(0.1)

Three Months Ended March 31, 2019
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
$500 million 2020 cross currency swaps	$10.8	Interest income (expense), net	$—	Interest income (expense), net	$3.7
$400 million 2021 cross currency swaps	5.3	Interest income (expense), net	—	Interest income (expense), net	0.3
Total	$16.1		$—		$4.0

(1)	Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and period amortization is recorded in other comprehensive income.

Three Months Ended March 31, 2019
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$20.0	Other income (expense), net	$—	Other income (expense), net	$—
EUR 500 million notes due 2019	10.1	Other income (expense), net	—	Other income (expense), net	—
Total	$30.1		$—		$—

Three Months Ended March 31, 2018
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense, net	$(0.8)	Interest expense, net	$—
Foreign currency forwards	7.5	Cost of goods sold	(0.6)	Cost of goods sold	—
Total	$7.5		$(1.4)		$—

Three Months Ended March 31, 2018
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$(25.5)	Other income (expense), net	$—	Other income (expense), net	$—
EUR 500 million notes due 2019	(16.0)	Other income (expense), net	—	Other income (expense), net	—
Total	$(41.5)		$—		$—

We expect net gains of approximately $1 million (pretax) recorded in AOCI as of March 31, 2019 related to cash flow hedges will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged as of March 31, 2019 is approximately 4 years, as well as those related to our forecasted debt issuances in 2021, 2022, and 2026.
The Effect of Fair Value and Cash Flow Hedge Accounting on the Unaudited Condensed Consolidated Statements of Operations (in millions):

	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Three Months Ended March 31, 2019
	Cost of goods sold	Other income (expense), net	Interest income (expense), net
Total amount of income and expense line items presented in the unaudited condensed consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(1,413.0)	$23.9	$(73.3)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	—	—	(0.7)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	0.8	(0.2)	—

(1)    We had no outstanding fair value hedges during the first quarter of 2019.

The Effect of Derivatives Not Designated as Hedging Instruments on the Unaudited Condensed Consolidated Statements of Operations (in millions):

Three Months Ended March 31, 2019
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$32.7
Warrants	Other income (expense), net	22.9
Total		$55.6

Three Months Ended March 31, 2018
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(74.4)
Total		$(74.4)
Higher commodity prices, primarily aluminum and diesel, relative to year-end market prices drove the total gain recognized in income related to commodity swaps for the three months ended March 31, 2019 compared to the total loss driven by lower commodity prices, primarily aluminum, in the first quarter of 2018.

13. Pension and Other Postretirement Benefits

	Three Months Ended
	March 31, 2019			March 31, 2018
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Service cost:
Service cost	$1.0	$1.8	$2.8	$1.4	$2.3	$3.7
Other pension and postretirement costs (benefits), net:
Interest cost	$40.7	$6.5	$47.2	$41.2	$6.6	$47.8
Expected return on plan assets	(54.9)	—	(54.9)	(59.7)	—	(59.7)
Amortization of prior service cost (benefit)	0.3	(0.2)	0.1	0.2	—	0.2
Amortization of net actuarial loss (gain)	2.5	(3.5)	(1.0)	1.9	(0.3)	1.6
Curtailment, settlement or special termination benefit loss (gain)	—	—	—	0.1	—	0.1
Total other pension and postretirement cost (benefits), net	$(11.4)	$2.8	$(8.6)	$(16.3)	$6.3	$(10.0)

Net periodic pension and OPEB cost (benefit)	$(10.4)	$4.6	$(5.8)	$(14.9)	$8.6	$(6.3)
During the three months ended March 31, 2019, employer contributions to the defined benefit pension plans were approximately $1 million. Total 2019 employer contributions to the defined benefit plans are expected to be approximately $6 million, based on foreign exchange rates as of March 31, 2019. BRI and BDL contributions to their defined benefit pension plans are not included above, as they are not consolidated in our financial statements.

14. Commitments and Contingencies
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have accrued an aggregate of $13.0 million and $13.7 million as of March 31, 2019 and December 31, 2018, respectively. While we cannot predict the eventual aggregate cost for litigation, other disputes and environmental matters in which we are currently involved, we believe adequate reserves have been provided for losses that are probable and estimable. Additionally, as noted below, there are certain loss contingencies that we deem reasonably possible for which a range of loss is not estimable at this time; for all other matters, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated interim financial statements. Our litigation, other disputes and environmental issues are discussed in further detail within Part II—Item

8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report and did not significantly change during the first quarter of 2019, except as noted below.
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
On February 12, 2018, Stone Brewing Company filed a trademark infringement lawsuit in federal court in the Southern District of California against MillerCoors LLC alleging that the Keystone brand has “rebranded” itself as “Stone” and is marketing itself in a manner confusingly similar to Stone Brewing Company's registered Stone trademark. Stone Brewing Company seeks treble damages in the amount of MillerCoors’ profit from Keystone sales. MillerCoors subsequently filed an answer and counterclaims against Stone Brewing Company. On May 31, 2018, Stone Brewing Company filed a motion to dismiss MillerCoors' counterclaims and for a preliminary injunction seeking to bar MillerCoors from continuing to use “STONE” on Keystone Light cans and related marketing materials. In March 2019, the court denied Stone Brewing Company’s motion for preliminary injunction and its motion to dismiss MillerCoors’ counterclaims. No trial date has been scheduled. We intend to vigorously assert and defend our rights in this lawsuit. A range of potential loss is not estimable at this time.
In December 2018, the U.S. Department of Treasury issued a regulation that impacts our ability to claim a refund of certain federal duties, taxes, and fees paid for beer sold between the U.S. and certain other countries effective in February 2019. As a result, future claims will no longer be accepted, and we may be further unable to collect historically claimed, but not yet received, refunds of approximately $40 million, which are recorded within other non-current assets on our unaudited condensed consolidated balance sheet as of March 31, 2019.

On February 15, 2019, two purported stockholders filed substantially similar putative class action complaints against the Company, Mark R. Hunter, and Tracey I. Joubert (the “Defendants”) in the United States District Court for the District of Colorado (the “Colorado District Court”), and in the United States District Court for the Northern District of Illinois. On February 21, 2019, another purported stockholder filed a substantially similar complaint in the Colorado District Court. The plaintiffs purport to represent a class of the Company’s stockholders and assert that the Defendants violated Sections 10(b) and 20(a) of the Exchange Act by allegedly making false and misleading statements or omissions regarding the Company’s restatement of consolidated financial statements for the years ended December 31, 2016 and December 31, 2017, and that the Company purportedly lacked adequate internal controls over financial reporting. The plaintiffs seek, among other things, an unspecified amount of damages and reasonable attorneys’ fees, expert fees and other costs. On April 16, 2019, motions to consolidate and appoint a lead plaintiff were filed in each case. We intend to defend the claims vigorously. A range of potential loss is not estimable at this time.

On March 26, 2019, a purported stockholder filed a purported shareholder derivative action in Colorado District Court against the Company’s board of directors and certain current officers (the “Individual Defendants”), and the Company as a nominal defendant. The complaint asserts claims against the Individual Defendants for breaches of fiduciary duty and unjust enrichment arising out of the Company’s dissemination to shareholders of purportedly materially misleading and inaccurate information in connection with the Company’s restatement of consolidated financial statements for the year ended December 31, 2016 and December 31, 2017. The complaint further alleges that the Company lacked adequate internal controls over financial reporting. The relief sought in the complaint includes changes to the Company’s corporate governance procedures, unspecified damages, restitution, and attorneys’ fees, expert fees and other costs. The parties have agreed to stay the proceedings in the shareholder derivative action until the federal district courts rule on anticipated motions to dismiss in the above described class action complaints after consolidation. A range of potential loss is not estimable at this time.
Guarantees and Indemnities
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of March 31, 2019 and December 31, 2018, the unaudited condensed consolidated balance sheets include liabilities related to these guarantees of $50.1 million and $35.9 million, respectively. See Note 4, "Investments" for further detail.
Separately, related to our Kaiser indemnities, we have accrued $14.6 million and $14.7 million, in aggregate, as of March 31, 2019 and December 31, 2018, respectively. The maximum potential claims amount remaining for the Kaiser-related purchased tax credits was $89.3 million, based on foreign exchange rates as of March 31, 2019. Our Kaiser liabilities are discussed in further detail within Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report and did not significantly change during the first quarter of 2019.

15. Supplemental Guarantor Information
For purposes of this Note 15, including the tables, "Parent Issuer" shall mean MCBC. "Subsidiary Guarantors" shall mean certain Canadian and U.S. subsidiaries reflecting the substantial operations of each of our Canada and U.S. segments.
SEC Registered Securities
On May 3, 2012, MCBC issued $1.9 billion of senior notes, in a registered public offering, consisting of $300 million 2.0% senior notes due 2017 (subsequently repaid in the second quarter of 2017), $500 million 3.5% senior notes due 2022, and $1.1 billion 5.0% senior notes due 2042. Additionally, on July 7, 2016, MCBC issued the $500 million 1.45% senior notes due 2019, $1.0 billion 2.10% senior notes due 2021, $2.0 billion 3.0% senior notes due 2026, $1.8 billion 4.2% senior notes due 2046 and EUR $800.0 million 1.25% senior notes due 2024, in a registered public offering. In December 2017, MCBC completed an exchange offer in which it issued publicly registered senior notes in exchange for its $500 million 1.90% senior notes due 2019 (subsequently repaid in the first quarter of 2019), $500 million 2.25% senior notes due 2020 and our EUR 500 million floating rate senior notes due 2019 (subsequently repaid in the first quarter of 2019), which were issued in private placement transactions in March 2017. "Parent Issuer" in the below tables is specifically referring to MCBC in its capacity as the issuer of these 2012, 2016 and 2017 issuances. These senior notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. Each of the Subsidiary Guarantors is 100% owned by the Parent Issuer. The guarantees are full and unconditional and joint and several.
None of our other outstanding debt is registered with the SEC, and such other outstanding debt is guaranteed on a senior unsecured basis by the Parent and/or Subsidiary Guarantors. These guarantees are full and unconditional and joint and several. See Note 9, "Debt" for details of all debt issued and outstanding as of March 31, 2019.
Presentation
In the first quarter of 2018, MillerCoors LLC, a subsidiary guarantor, declared a distribution of approximately $1.7 billion to MCBC, which was simultaneously non-cash settled via offset to an equal amount of payables that were owed by MCBC to MillerCoors LLC.
The following information sets forth the unaudited condensed consolidating statements of operations for the three months ended March 31, 2019 and March 31, 2018, unaudited condensed consolidating balance sheets as of March 31, 2019 and December 31, 2018, and unaudited condensed consolidating statements of cash flows for the three months ended March 31, 2019 and March 31, 2018. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Issuer and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31, 2019
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$26.3	$2,209.3	$694.9	$(130.4)	$2,800.1
Excise taxes	—	(284.7)	(212.1)	—	(496.8)
Net sales	26.3	1,924.6	482.8	(130.4)	2,303.3
Cost of goods sold	(1.5)	(1,135.3)	(365.6)	89.4	(1,413.0)
Gross profit	24.8	789.3	117.2	(41.0)	890.3
Marketing, general and administrative expenses	(71.6)	(457.9)	(166.7)	41.0	(655.2)
Special items, net	(0.4)	(8.4)	(4.2)	—	(13.0)
Equity income (loss) in subsidiaries	245.3	(63.0)	(5.9)	(176.4)	—
Operating income (loss)	198.1	260.0	(59.6)	(176.4)	222.1
Interest income (expense), net	(77.4)	80.2	(76.1)	—	(73.3)
Other pension and postretirement benefits (costs), net	—	1.2	7.4	—	8.6
Other income (expense), net	—	(29.9)	53.8	—	23.9
Income (loss) before income taxes	120.7	311.5	(74.5)	(176.4)	181.3
Income tax benefit (expense)	30.7	(66.0)	3.1	—	(32.2)
Net income (loss)	151.4	245.5	(71.4)	(176.4)	149.1
Net (income) loss attributable to noncontrolling interests	—	—	2.3	—	2.3
Net income (loss) attributable to MCBC	$151.4	$245.5	$(69.1)	$(176.4)	$151.4
Comprehensive income (loss) attributable to MCBC	$193.5	$270.8	$(64.4)	$(206.4)	$193.5

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
(IN MILLIONS)
(UNAUDITED)

	As of
	March 31, 2019
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$11.7	$26.5	$196.2	$—	$234.4
Accounts receivable, net	—	556.5	353.0	—	909.5
Other receivables, net	47.9	61.3	32.4	—	141.6
Inventories, net	—	501.8	186.1	—	687.9
Other current assets, net	49.2	216.7	98.7	—	364.6
Intercompany accounts receivable	—	2,628.2	51.6	(2,679.8)	—
Total current assets	108.8	3,991.0	918.0	(2,679.8)	2,338.0
Properties, net	16.1	3,361.7	1,175.5	—	4,553.3
Goodwill	—	6,455.1	1,824.3	—	8,279.4
Other intangibles, net	5.5	11,810.5	1,933.6	—	13,749.6
Net investment in and advances to subsidiaries	25,765.0	3,727.6	4,679.9	(34,172.5)	—
Other assets	139.6	337.1	517.7	(91.1)	903.3
Total assets	$26,035.0	$29,683.0	$11,049.0	$(36,943.4)	$29,823.6
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$121.8	$1,627.7	$811.8	$—	$2,561.3
Current portion of long-term debt and short-term borrowings	1,602.4	1.4	37.3	—	1,641.1
Intercompany accounts payable	1,989.0	139.1	551.7	(2,679.8)	—
Total current liabilities	3,713.2	1,768.2	1,400.8	(2,679.8)	4,202.4
Long-term debt	7,248.7	1,160.8	75.3	—	8,484.8
Pension and postretirement benefits	3.3	711.3	12.3	—	726.9
Deferred tax liabilities	—	1,476.0	766.6	(91.1)	2,151.5
Other liabilities	75.9	208.6	85.4	—	369.9
Intercompany notes payable	1,347.6	29.4	6,022.1	(7,399.1)	—
Total liabilities	12,388.7	5,354.3	8,362.5	(10,170.0)	15,935.5
MCBC stockholders' equity	13,647.3	30,349.8	3,822.7	(34,172.5)	13,647.3
Intercompany notes receivable	(1.0)	(6,021.1)	(1,377.0)	7,399.1	—
Total stockholders' equity	13,646.3	24,328.7	2,445.7	(26,773.4)	13,647.3
Noncontrolling interests	—	—	240.8	—	240.8
Total equity	13,646.3	24,328.7	2,686.5	(26,773.4)	13,888.1
Total liabilities and equity	$26,035.0	$29,683.0	$11,049.0	$(36,943.4)	$29,823.6

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31, 2019
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$32.6	$70.2	$(171.8)	$(29.5)	$(98.5)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(2.6)	(127.7)	(67.7)	—	(198.0)
Proceeds from sales of properties and other assets	—	1.4	1.0	—	2.4
Other	—	(0.3)	1.3	—	1.0
Net intercompany investing activity	9.4	4.1	35.8	(49.3)	—
Net cash provided by (used in) investing activities	6.8	(122.5)	(29.6)	(49.3)	(194.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	0.6	—	—	—	0.6
Dividends paid	(81.4)	(29.5)	(7.3)	29.5	(88.7)
Payments on debt and borrowings	(1,066.3)	(0.1)	(0.8)	—	(1,067.2)
Net proceeds from (payments on) revolving credit facilities and commercial paper	603.4	—	0.9	—	604.3
Change in overdraft balances and other	(2.8)	(4.7)	23.7	—	16.2
Net intercompany financing activity	—	(46.2)	(3.1)	49.3	—
Net cash provided by (used in) financing activities	(546.5)	(80.5)	13.4	78.8	(534.8)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(507.1)	(132.8)	(188.0)	—	(827.9)
Effect of foreign exchange rate changes on cash and cash equivalents	3.0	3.2	(1.8)	—	4.4
Balance at beginning of year	515.8	156.1	386.0	—	1,057.9
Balance at end of period	$11.7	$26.5	$196.2	$—	$234.4

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in this Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 ("Annual Report"), as well as our unaudited condensed consolidated interim financial statements and the accompanying notes included in this Form 10-Q. Due to the seasonality of our operating results, quarterly financial results are not an appropriate basis from which to project annual results.
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
Executive Summary
We are one of the world's largest brewers and have a diverse portfolio of owned and partner brands, including global priority brands Blue Moon, Coors Banquet, Coors Light, Miller Genuine Draft, Miller Lite, and Staropramen, regional champion brands Carling, Molson Canadian and other leading country-specific brands, as well as craft and specialty beers such as Creemore Springs, Cobra, Sharp's Doom Bar, Henry's Hard and Leinenkugel's. With centuries of brewing heritage, we have been crafting high-quality, innovative products with the purpose of delighting the world's beer drinkers and with the ambition to be the first choice for our consumers and customers. Our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
Summary of Consolidated Results of Operations
The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three months ended March 31, 2019 and March 31, 2018. See Part I-Item 1. Financial Statements for additional details of our U.S. GAAP results.

	Three Months Ended
	March 31, 2019	March 31, 2018	% change
	(In millions, except percentages and per share data)
Financial volume in hectoliters	20.101	20.813	(3.4)%
Net sales	$2,303.3	$2,331.5	(1.2)%
Net income (loss) attributable to MCBC	$151.4	$278.1	(45.6)%
Net income (loss) attributable to MCBC per diluted share	$0.70	$1.28	(45.3)%
First Quarter 2019 Financial Highlights
During the first quarter of 2019, we recognized net income attributable to MCBC of $151.4 million, or $0.70 per diluted share, representing a decrease of $126.7 million versus the prior year. The decrease in net income attributable to MCBC was primarily driven by the gain of $328.0 million in the first quarter of 2018 related to the Adjustment Amount (as defined and further discussed in Part I—Item 1. Financial Statements, Note 6, "Special Items,"), lower financial volume and higher inflation, partially offset by unrealized mark-to-market gains in the current year compared to losses on our commodity positions in the prior year, positive net pricing in all segments, general and administrative spend reductions and cost savings. Net sales of approximately $2.3 billion in the first quarter of 2019 decreased 1.2% from the prior year, driven by volume declines and unfavorable foreign currency movements, partially offset by higher net pricing in all segments.
Regional financial highlights:

•
In our U.S. segment, income before income taxes increased 2.9% to $269.4 million in the first quarter of 2019, compared to the prior year primarily driven by higher net pricing and lower marketing, general and administrative expenses, partially offset by cost inflation and lower volumes.

•
In our Canada segment, income before income taxes increased 139.6% to $21.8 million in the first quarter of 2019, compared to the prior year, driven primarily by an unrealized mark-to-market gain of approximately $23 million recognized on the HEXO Corp. ("HEXO") warrants received in connection with the formation of the Truss joint venture and lower general and administrative expenses, partially offset by gross margin impacts of volume declines and cost inflation.

•
In our Europe segment, loss before income taxes decreased 8.0% to $27.5 million in the first quarter of 2019, compared to a loss of $29.9 million in the prior year, primarily driven by favorable margin impacts, partially offset by increased marketing investments.

•
In our International segment, income before income taxes decreased to a loss of $0.3 million in the first quarter of 2019, compared to income of $3.7 million in the prior year, primarily driven by lower volumes in Puerto Rico, cycling the $2.0 million of settlement proceeds received related to our Columbia business in the first quarter of 2018, unfavorable foreign currency movements and cost inflation, partially offset by shifting to a more profitable business model in Mexico and lower marketing expenses.

See "Results of Operations" below for further analysis of our segment results.
Core brand highlights:

•	Global priority brand volume decreased 3.6% in the first quarter of 2019 versus 2018, due to declines across the U.S., Canada and International, partially offset by growth in Europe.

•	Blue Moon Belgian White global brand volume decreased 0.9% in the first quarter of 2019 versus 2018, driven by declines in the U.S., partially offset by growth in International, Canada and Europe.

•	Carling brand volume in Europe decreased 11.0% during the first quarter of 2019 versus 2018, due to lower volumes in U.K., the brand's primary market.

•
Coors global brand volume - Coors Light global brand volume decreased 7.0% during the first quarter of 2019 versus 2018. The overall volume decrease in the first quarter of 2019 was due to lower brand volume in the U.S., Canada and International, offset by growth in Europe. Volumes in the U.S. were lower than prior year reflective of the U.S. industry premium and premium light segment performance. The declines in Canada are primarily the result of industry declines due to ongoing competitive pressures in Quebec and Ontario and a continued shift in consumer preference to value brands in the West. Coors Banquet global brand volume decreased 4.4% during the first quarter of 2019 versus 2018 driven by the U.S. and Canada.

•
Miller global brand volume - Miller Lite global brand volumes decreased 0.7% during the first quarter of 2019 versus 2018, primarily driven by the U.S., partially offset by International. However, Miller Lite gained share of the U.S. premium light segment for the eighteenth consecutive quarter. Miller Genuine Draft global brand volume decreased 10.6% during the first quarter of 2019 versus 2018, due to decreases in all segments.

•
Molson Canadian brand volume in Canada decreased 10.0% during the first quarter of 2019 versus 2018, primarily driven by industry declines as well as share declines due to competitive pressures in the West and Ontario.

•	Staropramen global brand volume, including royalty volume, increased 15.8% during the first quarter of 2019 versus 2018, driven by higher volumes in the majority of European markets.
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

	Three Months Ended
	March 31, 2019	March 31, 2018	% change
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	20.101	20.813	(3.4)%
Less: Contract brewing, wholesaler and non-beer volume	(1.806)	(1.902)	(5.0)%
Add: Royalty volume	0.737	0.716	2.9%
Add: STW to STR adjustment	(0.837)	(0.526)	59.1%
Total worldwide brand volume	18.195	19.101	(4.7)%
Our worldwide brand volume decreased 4.7% during the three months ended March 31, 2019 compared to prior year, primarily due to lower volume in all segments, partially as a result of industry and share declines particularly in the U.S. and Canada, compared to prior year.
Net Sales Drivers
For the three months ended March 31, 2019 versus March 31, 2018, by segment (in percentages):

	Volume	Price, Product and Geography Mix	Currency	Other	Total
Consolidated	(3.4)%	4.0%	(1.8)%	—%	(1.2)%
U.S.	(3.6)%	4.5%	—%	(0.2)%	0.7%
Canada	(4.9)%	1.5%	(4.6)%	—%	(8.0)%
Europe	(2.3)%	6.8%	(7.5)%	—%	(3.0)%
International	(18.3)%	3.9%	(2.3)%	—%	(16.7)%

Income taxes

	Three Months Ended
	March 31, 2019	March 31, 2018
Effective tax rate	18%	21%
The decrease in the effective tax rate during the first quarter of 2019 versus 2018 was primarily driven by the impact of discrete items. Specifically, during the first quarter of 2019, we recognized a net discrete tax benefit of $1.2 million versus net discrete tax expense of $5.5 million recognized in the first quarter of 2018.
Our tax rate is volatile and may increase or decrease with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, excess tax benefits or deficiencies from share-based compensation, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire, positions are effectively settled, or when additional information becomes available. There are proposed or pending tax law changes in various jurisdictions in which we do business that, if enacted, may have an impact on our effective tax rate. Additionally, we continue to evaluate the 2017 Tax Act, including proposed regulations which may change upon finalization, as well as yet to be issued regulations and interpretations. If the forthcoming regulations and interpretations change relative to our current understanding and initial assessment of the impacts of the 2017 Tax Act, the resulting impacts could have a material adverse impact on our effective tax rate.

Refer to Part I - Item 1. Financial Statements, Note 7, "Income Tax" for additional details regarding our effective tax rate.
Results of Operations
United States Segment

	Three Months Ended
	March 31, 2019	March 31, 2018	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)	14.187	14.718	(3.6)%
Sales(1)	$1,866.9	$1,861.7	0.3%
Excise taxes	(207.7)	(213.9)	(2.9)%
Net sales(1)	1,659.2	1,647.8	0.7%
Cost of goods sold(1)	(1,010.3)	(990.1)	2.0%
Gross profit	648.9	657.7	(1.3)%
Marketing, general and administrative expenses	(375.6)	(393.1)	(4.5)%
Special items, net(2)	(1.4)	(1.5)	(6.7)%
Operating income (loss)	271.9	263.1	3.3%
Interest income (expense), net	(2.3)	(1.2)	91.7%
Other income (expense), net	(0.2)	(0.2)	—%
Income (loss) before income taxes	$269.4	$261.7	2.9%

(1)	Includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.

(2)	See Part I—Item 1. Financial Statements, Note 6, "Special Items" for detail of special items.
Significant events
Throughout 2018, U.S. financial volume, including shipment timing and distributor inventory levels, as well as financial results were impacted by brewery system implementations at our Golden, Colorado, Trenton, Ohio and Fort Worth, Texas breweries. The Milwaukee, Wisconsin brewery implementation occurred in the first quarter of 2019 and we continue to prepare for future implementations at our remaining breweries, including the implementation at our Albany, Georgia and Irwindale, California breweries, both of which are currently planned to occur in the second half of 2019.
The volatility of aluminum prices, inclusive of Midwest Premium, and freight and fuel costs continued to significantly impact our results during the first quarter of 2019. To the extent these prices continue to fluctuate, our business and financial results could be materially adversely impacted. We continue to monitor these risks and rely on our risk management hedging program to help mitigate price risk exposure for commodities including aluminum and fuel.
Volume and net sales
Brand volume for the three months ended March 31, 2019 decreased 3.8% on a trading day adjusted basis compared to prior year, driven by lower volume in each of our brand segments, partially reflective of industry declines. STWs, excluding contract brewing volume, decreased 2.7% in the three months ended March 31, 2019, driven by lower brand volume, partially offset by the quarterly timing of wholesaler inventories as we expect brand volume and STW trends to largely converge on a full year basis.
Net sales per hectoliter on a brand volume basis for the three months ended March 31, 2019 increased 3.7% compared to prior year, driven by higher net pricing. Net sales per hectoliter on a reported basis increased 4.5% compared to prior year.
Cost of goods sold
Cost of goods sold per hectoliter for the three months ended March 31, 2019 increased 5.9% compared to prior year, driven by higher commodity and transportation costs, increased packaging costs associated with our bottle furnace rebuild, as well as volume deleverage, partially offset by cost savings.

Marketing, general and administrative expenses
Marketing, general and administrative expenses for the three months ended March 31, 2019 decreased 4.5% compared to prior year due to lower employee-related expenses including incremental cost reductions related to the restructuring initiated during the third quarter of 2018, as well as quarterly timing of innovation spend, partially offset by higher marketing investment behind our premium light brands.
Canada Segment

	Three Months Ended
	March 31, 2019	March 31, 2018	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)	1.624	1.707	(4.9)%
Sales(1)	$340.7	$374.9	(9.1)%
Excise taxes	(79.7)	(91.1)	(12.5)%
Net sales(1)	261.0	283.8	(8.0)%
Cost of goods sold(1)	(180.4)	(187.4)	(3.7)%
Gross profit	80.6	96.4	(16.4)%
Marketing, general and administrative expenses	(76.2)	(81.0)	(5.9)%
Special items, net(2)	(7.6)	(5.6)	35.7%
Operating income (loss)	(3.2)	9.8	N/M
Other income (expense), net	25.0	(0.7)	N/M
Income (loss) before income taxes	$21.8	$9.1	139.6%
N/M = Not meaningful

(1)	Includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.

(2)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" for detail of special items.
Significant events
As part of our ongoing assessment of our Canadian supply chain network, we have incurred and continue to incur significant capital expenditures associated with the construction of the new brewery in Chilliwack, British Columbia, most of which we expect to be funded with the previously received proceeds from the sale of the Vancouver brewery in 2016. The transition of production to the new brewery in Chilliwack and final closure of the leased Vancouver brewery is currently expected to occur in the third quarter of 2019.
In further efforts to help optimize the Canada brewery network, in the third quarter of 2017, we announced a plan to build a more efficient and flexible brewery in the greater Montreal area. As a result of this decision, we have begun to develop plans to transition out of our existing Montreal brewery, including the acquisition of land in Longueuil, Quebec. During the first quarter of 2019, we entered into an agreement to sell the Montreal brewery. The sale has not yet closed and is currently anticipated to be completed in the second quarter of 2019. The brewery continues to be operational, and in conjunction with the planned sale, we agreed to lease back the property for continued use until the new brewery is operational, which is currently expected to occur in 2021. However, due to the uncertainty inherent in our estimates, the timing of the brewery closure is subject to change.
Foreign currency impact on results
During the three months ended March 31, 2019, the CAD appreciated versus the USD on an average basis, resulting in an increase of $0.2 million to our USD earnings before income taxes. Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Our Canada brand volume decreased 6.0% during the three months ended March 31, 2019 versus prior year, primarily due to industry declines.

Our net sales per hectoliter on a brand volume basis increased 1.9% in local currency during the three months ended March 31, 2019 compared to prior year, driven by positive net pricing, partially offset by unfavorable sales mix. Net sales per hectoliter on a reported basis in local currency increased 1.5% compared to prior year.
Cost of goods sold
Cost of goods sold per hectoliter in local currency increased 6.3% during the three months ended March 31, 2019 versus prior year, primarily driven by volume deleverage, increased distribution costs and cost inflation, partially offset by cost savings.
Marketing, general and administrative expenses
Our marketing, general and administrative expenses decreased 1.1% in local currency for the three months ended March 31, 2019 compared to prior year, primarily driven by timing of employee-related expenses, partially offset by higher investments to support the rebranding of our Molson brands and Truss related start-up costs.
Other income (expense), net
Other income of $25.0 million in 2019 was primarily driven by an unrealized mark-to-market gain of approximately $23 million on the HEXO warrants received in connection with the formation of the Truss joint venture, as further detailed in Part I - Item 1. Financial Statements, Note 12, "Derivative Instruments and Hedging Activities."
Europe Segment

	Three Months Ended
	March 31, 2019	March 31, 2018	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)	4.304	4.404	(2.3)%
Sales(2)	$564.1	$598.5	(5.7)%
Excise taxes	(201.2)	(224.2)	(10.3)%
Net sales(2)	362.9	374.3	(3.0)%
Cost of goods sold	(252.1)	(267.7)	(5.8)%
Gross profit	110.8	106.6	3.9%
Marketing, general and administrative expenses	(132.3)	(130.4)	1.5%
Special items, net(3)	(3.3)	(5.1)	(35.3)%
Operating income (loss)	(24.8)	(28.9)	(14.2)%
Interest income (expense), net	(1.3)	(0.7)	85.7%
Other income (expense), net	(1.4)	(0.3)	N/M
Income (loss) before income taxes	$(27.5)	$(29.9)	(8.0)%
N/M = Not meaningful

(1)	Excludes royalty volume of 0.294 million hectoliters and 0.306 million hectoliters for the three months ended March 31, 2019 and March 31, 2018, respectively.

(2)	Includes gross inter-segment sales and volumes, which are eliminated in the consolidated totals.

(3)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" for detail of special items.
Significant events
The U.K. was expected to leave the European Union on March 29, 2019. However, the exit date has been extended up to October 31, 2019. As a result, the terms of the withdrawal remain unknown, which subjects our Europe segment to regulatory and market uncertainty in the U.K. and in the rest of Europe.
Foreign currency impact on results
Our Europe segment operates in numerous countries within Europe and each country's operations utilize distinct currencies. Foreign currency movements favorably impacted our Europe USD income before income taxes by $0.8 million for the three months ended March 31, 2019. Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Our Europe brand volume decreased 2.3% for the three months ended March 31, 2019 compared to prior year, primarily as a result of planned declines in our low-margin value brands as we have increased our focus on our national champion and premium portfolios.
Net sales per hectoliter on a brand volume basis increased 8.2% in local currency for the three months ended March 31, 2019 compared to prior year, driven by positive net pricing and favorable sales mix. Net sales per hectoliter on a reported basis increased 6.8% in local currency for the three months ended March 31, 2019 compared to prior year.
Cost of goods sold
Cost of goods sold per hectoliter increased 3.7% in local currency in the three months ended March 31, 2019 versus prior year, primarily due to commodity inflation.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 9.5% in local currency in the three months ended March 31, 2019 compared to prior year, primarily due to higher brand investments to support our national champion brands and premiumization initiatives.
International Segment

	Three Months Ended
	March 31, 2019	March 31, 2018	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)	0.425	0.520	(18.3)%
Sales	$56.1	$64.8	(13.4)%
Excise taxes	(8.2)	(7.3)	12.3%
Net sales	47.9	57.5	(16.7)%
Cost of goods sold(2)	(31.0)	(37.8)	(18.0)%
Gross profit	16.9	19.7	(14.2)%
Marketing, general and administrative expenses	(16.6)	(15.1)	9.9%
Special items, net(3)	(0.4)	(1.0)	(60.0)%
Operating income (loss)	(0.1)	3.6	N/M
Other income (expense), net	(0.2)	0.1	N/M
Income (loss) before income taxes	$(0.3)	$3.7	N/M
N/M = Not meaningful

(1)	Excludes royalty volume of 0.443 million hectoliters and 0.410 million hectoliters for the three months ended March 31, 2019 and March 31, 2018, respectively.

(2)	Includes gross inter-segment purchases, which are eliminated in the consolidated totals.

(3)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" for detail of special items.
Foreign currency impact on results
Our International segment operates in numerous countries around the world and each country's operations utilize distinct currencies. Foreign currency movements unfavorably impacted our International segment's USD income before income taxes by $0.7 million for the three months ended March 31, 2019. Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.

Volume and net sales
Our International brand volume decreased 6.7% in the three months ended March 31, 2019 compared to prior year, primarily driven by balancing higher pricing with lower volume in Mexico and cycling a strong post-hurricane result in Puerto Rico during the first quarter of 2018, partially offset by growth in several of our focus markets.
Net sales per hectoliter on a brand volume basis decreased 8.1% in local currency in the three months ended March 31, 2019 compared to prior year, driven by the shift to local production in Mexico and unfavorable geographic mix, partially offset by positive net pricing. Net sales per hectoliter on a reported basis increased 4.7% in local currency for the three months ended March 31, 2019 compared to prior year.
Cost of goods sold
Cost of goods sold per hectoliter increased 2.0% in local currency for the three months ended March 31, 2019 compared to prior year, primarily driven by unfavorable geographic mix and inflation.
Marketing, general and administrative expenses
Marketing, general and administrative expense increased 11.9% in local currency in the three months ended March 31, 2019 compared to prior year, driven by cycling the $2.0 million of settlement proceeds received related to our Colombia business in the first quarter of 2018, partially offset by lower marketing investments in the current year.
Corporate

	Three Months Ended
	March 31, 2019	March 31, 2018	% change
	(In millions, except percentages)
Financial volume in hectoliters	—	—	—%
Sales	$0.2	$0.2	—%
Excise taxes	—	—	—%
Net sales	0.2	0.2	—%
Cost of goods sold	32.9	(84.8)	N/M
Gross profit	33.1	(84.6)	N/M
Marketing, general and administrative expenses	(54.5)	(61.5)	(11.4)%
Special items, net(1)	(0.3)	328.0	N/M
Operating income (loss)	(21.7)	181.9	N/M
Interest expense, net	(69.7)	(81.3)	(14.3)%
Other pension and postretirement benefits (costs), net	8.6	10.0	(14.0)%
Other income (expense), net	0.7	2.2	(68.2)%
Income (loss) before income taxes	$(82.1)	$112.8	N/M
N/M = Not meaningful

(1)	See Part I-Item 1. Financial Statements, Note 6, "Special Items" for detail of special items.
Cost of goods sold
The unrealized changes in fair value on our commodity swaps, which are economic hedges, are recorded as cost of goods sold within our Corporate business activities. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. Higher commodity market prices relative to our hedged positions on our commodity swaps drove the total unrealized mark-to-market gain of $34.1 million recognized in cost of goods sold for the three months ended March 31, 2019, as compared to the unrealized mark-to-market loss of $84.7 million recognized in cost of goods sold for the three months ended March 31, 2018.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased in the three months ended March 31, 2019, primarily due to lower overhead costs in the current year as well as higher integration costs recognized in the prior year. Specifically, we recorded integration costs of $7.3 million and $8.8 million within marketing, general and administrative expense for the three months ended March 31, 2019 and March 31, 2018, respectively.
Interest expense, net
Net interest expense decreased for the three months ended March 31, 2019 compared to the prior year, primarily driven by the repayment of debt as part of our deleveraging commitments as well as risk management strategies to reduce interest expense. See Part I—Item 1. Financial Statements, Note 9, "Debt" and Note 12, "Derivative Instruments and Hedging Activities" for further details.
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
A significant portion of our cash flows from operating activities is generated outside the U.S. in currencies other than USD. As of March 31, 2019, approximately 81% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. We accrue for tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue taxes. However, we will continue to assess the impact of the 2017 Tax Act on the tax consequences of future repatriations. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. We believe these financing arrangements, along with the cash generated from the operations of our U.S. segment, are sufficient to fund our current cash needs in the U.S.
Cash Flows and Use of Cash
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. "Risk Factors" in our Annual Report.
Cash Flows from Operating Activities
Net cash used in operating activities was $98.5 million for the three months ended March 31, 2019 compared to net cash provided by operating activities of $315.2 million for the three months ended March 31, 2018. This decrease is primarily due to the proceeds received during the first quarter of 2018 of $328.0 million related to the Adjustment Amount (as defined and further discussed in Part I—Item 1. Financial Statements, Note 6, "Special Items"), as well as unfavorable timing of working capital in the U.S., partially offset by lower interest paid in the first quarter of 2019.
Cash Flows from Investing Activities
Net cash used in investing activities of $194.6 million for the three months ended March 31, 2019 decreased by $57.5 million compared to the three months ended March 31, 2018, driven primarily by decreased outflows from other investing activities, including acquisitions, and lower capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $534.8 million for the three months ended March 31, 2019 compared to $289.9 million for the three months ended March 31, 2018. This increase was primarily driven by the repayment of debt, partially offset by an increase in borrowings under our commercial paper program during the three months ended March 31, 2019 compared to the repayment of borrowings under our commercial paper program during the three months ended March 31, 2018 and changes in overdrafts and other financing activities.

Capital Resources
Cash and Cash Equivalents
As of March 31, 2019, we had total cash and cash equivalents of $234.4 million, compared to approximately $1.1 billion as of December 31, 2018 and $197.9 million as of March 31, 2018. The decrease in cash and cash equivalents as of March 31, 2019 from December 31, 2018 was primarily driven by debt repayments, capital expenditures, net payments from operating activities and dividend payments, partially offset by an increase in borrowings under our commercial paper program. The increase in cash and cash equivalents as of March 31, 2019 from March 31, 2018 was primarily driven by cash generated from operating activities as well as an increase in borrowings under our commercial paper program, partially offset by debt repayments, capital expenditures and dividend payments.
Borrowings
During the first quarter of 2019, we repaid our EUR 500 million variable rate notes and our $500 million 1.90% notes, both of which matured in March 2019. Notional amounts are presented in USD based on the applicable exchange rate as of March 31, 2019. Refer to Part I—Item 1. Financial Statements, Note 9, "Debt" for details regarding the $500 million and $400 million cross currency swaps on our $500 million 2.25% senior notes due 2020 and on a portion of our $1.0 billion 2.1% senior notes due 2021, respectively, which economically converted a portion of these notes to EUR denominated.
Subsequent to quarter end, effective April 3, 2019, we voluntarily early terminated our $500 million cross currency swaps due in 2020 and concurrently entered into new cross currency swap agreements having a total notional of approximately EUR 445 million ($500 million upon execution). See Note 12, "Derivative Instruments and Hedging Activities" for further details regarding these transactions.

The impact of the reclassification of finance leases to debt is included in the "other" column in the table above. See Part I—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for further details.
Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on our revolving credit facility if the need arises. As of March 31, 2019, we had $895.8 million available to draw under our $1.5 billion revolving credit facility, as the borrowing capacity is reduced by borrowings under our commercial paper program, which was used, in part, to repay the above-mentioned senior notes that matured in the first quarter. We had no borrowings drawn on this revolving credit facility as of December 31, 2018. In addition, we intend to further utilize our cross-border, cross currency cash pool for liquidity as needed. We also have JPY overdraft facilities, and CAD, GBP and USD lines of credit with several banks should we need additional short-term liquidity.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include restrictions on priority indebtedness (certain threshold percentages of secured consolidated net tangible assets), leverage thresholds, liens, and restrictions on certain types of sale lease-back transactions and transfers of assets. Additionally, under the $1.5 billion revolving credit facility, the maximum leverage ratio is 4.75x debt to EBITDA, with a decline to 4.00x debt to EBITDA as of the last day of the fiscal quarter ending December 31, 2020. As of March 31, 2019, we were in compliance with all of these restrictions, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of March 31, 2019 rank pari-passu.
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

	Three Months Ended
	March 31, 2019	March 31, 2018
Weighted-Average Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.34	1.29
Euro (EUR)	0.88	0.81
British Pound (GBP)	0.77	0.72
Czech Koruna (CZK)	22.60	20.67
Croatian Kuna (HRK)	6.53	6.04
Serbian Dinar (RSD)	104.06	96.21
Romanian Leu (RON)	4.15	3.80
Bulgarian Lev (BGN)	1.72	1.59
Hungarian Forint (HUF)	279.72	252.93

	As of
	March 31, 2019	December 31, 2018
Closing Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.33	1.36
Euro (EUR)	0.89	0.87
British Pound (GBP)	0.77	0.78
Czech Koruna (CZK)	23.02	22.43
Croatian Kuna (HRK)	6.63	6.46
Serbian Dinar (RSD)	105.15	103.20
Romanian Leu (RON)	4.25	4.06
Bulgarian Lev (BGN)	1.74	1.71
Hungarian Forint (HUF)	286.26	279.94
The weighted-average exchange rates in the above table have been calculated based on the average of the foreign exchange rates during the relevant period and have been weighted according to the foreign denominated earnings before interest and taxes of the USD equivalent.
Capital Expenditures
We incurred $95.7 million, and have paid $198.0 million, for capital improvement projects worldwide in the three months ended March 31, 2019, excluding capital spending by equity method joint ventures, representing a decrease of $22.5 million from the $118.2 million of capital expenditures incurred in the three months ended March 31, 2018. This decrease is primarily due to the timing of projects as we currently expect to incur total capital expenditures of approximately $700 million for full year 2019, based on foreign exchange rates as of March 31, 2019. This expectation includes capital expenditures associated with the construction of our new Chilliwack, British Columbia brewery, expected to be completed in the third quarter of 2019, and new Longueuil, Quebec brewery, which is currently underway and not expected to be completed until 2021.
We continue to focus on where and how we employ our planned capital expenditures, specifically strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.
Contractual Obligations and Commercial Commitments
There were no material changes to our contractual obligations and commercial commitments outside the ordinary course of business or due to factors similar in nature to inflation, changing prices on operations or changes in the remaining terms of the contracts since December 31, 2018, as reported in Part II - Item 7. Management's Discussion and Analysis, Contractual Obligations and Commercial Commitments in our Annual Report, with the exception of the repayment of our $500 million 1.90% notes and EUR 500 million notes during the first quarter 2019.
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

Off-Balance Sheet Arrangements
Refer to Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report for discussion of off-balance sheet arrangements. As of March 31, 2019, we did not have any other material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook for 2019
In the U.S., our commitment to energizing our core brands is paying off. Coors Light trends improved with the brand regaining positive share momentum and Miller Lite continues taking segment share while also maintaining share of the total U.S. beer market. We are also focused on premiumization as demonstrated by strong double-digit or stronger brand volume growth for Arnold Palmer Spiked, Sol, Henry's Hard Sparkling and Peroni. Additionally, continuous development of our customer excellence capability remains a focus as we continue to be a leader in category management in the U.S., as evidenced by a first place result overall in the most recent annual Advantage survey and a first place on-premise result in the most recent annual CM Profit Group survey. We believe retailers trust us to grow the size and value of their beer category and believe we consistently outperform our competition in this area. Our stepped-up innovation approach is demonstrated by the introduction of Cape Line, Saint Archer Gold and Sol Chelada in the U.S., contributing to more than 180,000 of expected retail locations in 2019 for our recent product additions.

In Canada, we have focused on premiumization as shown by our continued strength of Belgian Moon, which grew strong double-digits in the quarter. We continue to help customers drive category growth. For example, a major retailer has seen improving beer category growth in stores where we reset beer shelves, and joint brewer-retailer teams are applying our success to other major chains. We are improving our intensity behind innovation and disruptive growth as shown by the launch of Coors Slice, Aquarelle Hard Seltzer and Bella Amari, and we believe that Truss remains on track to be a first mover when cannabis infused beverages are planned to be legalized in October.

In Europe, we are also focused on premiumization, demonstrated by high single-digit growth for Coors Light in the U.K. while we drive the national rollout of Pravha from Staropramen. Our global brands remain a priority as evident by Blue Moon, whose brand volume grew strong double-digits in the quarter, and Staropramen who had brand volume growth of 15.8% in the first quarter, inclusive of growth in the Czech Republic. Our customers rate us with a leading net promoter score of 60+ in a majority of the countries in which we operate, and our U.K. business was again ranked number one by on-premise chain accounts. Additionally, we are improving our intensity behind innovation and disruptive growth as we are delivering new services and revenue streams, through upgrading our digital and e-commerce capability in Europe and beyond.

In International, our global brands remain a priority with Miller Lite and Blue Moon as examples. Brand volume of Miller Lite and Blue Moon grew strong double-digits in our International business in the quarter. Our portfolio is also benefiting from continued expansion of Blue Moon which is now available in 20 International markets.
Interest
We anticipate 2019 consolidated net interest expense of approximately $300 million, based on foreign exchange as of March 31, 2019.
Tax
We expect our effective tax rate to be in the range of 18% to 22% for 2019, which remains subject to additional definitive guidance from the U.S. government regarding the implementation of the 2017 Tax Act. Our preliminary expectation for our long-term effective tax rate (after 2019) is in the range of 20% to 24%.
Dividends and Stock Repurchases
We remain committed to maintaining our investment grade debt rating and we intend to continue to deleverage further in 2019 in accordance with our plans. Our board's intention remains to reinstitute a dividend payout-ratio in the range of 20% to 25% of annual trailing EBITDA for the second half of 2019 and ongoing thereafter. We have suspended our share repurchase program as we continue to pay down debt which we plan to revisit as we further deleverage.

Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first quarter of 2019. See Part I—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for discussion of recently adopted accounting pronouncements. See also Part I—Item 1. Financial Statements, Note 8, "Goodwill and Intangible Assets" for discussion of the results of the 2018 annual impairment testing analysis and the related risks to our indefinite-lived intangible brand assets and goodwill amounts associated with our reporting units.

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
For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Item 1. Financial Statements, Note 12, "Derivative Instruments and Hedging Activities." On a rolling twelve-month basis, maturities of derivative financial instruments held on March 31, 2019 based on foreign exchange rates as of March 31, 2019 are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$52.3	$46.5	$40.2	$(8.9)	$(25.5)
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
The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolio, with the exception of interest rate risk to our forward starting interest rate swaps in which we have applied an absolute 1% adverse change to the respective instrument's interest rate:

	As of
	March 31, 2019	December 31, 2018
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(33.1)	$(35.1)
Foreign currency denominated debt	$(186.0)	$(249.3)
Cross currency swaps	$(81.0)	$(43.3)
Interest rate risk:
Debt	$(293.6)	$(302.1)
Forward starting interest rate swaps	$(134.6)	$(126.2)
Commodity price risk:
Commodity swaps	$(72.8)	$(77.5)
Commodity options	$—	$—
Equity price risk:
Warrants	$(6.3)	$(2.8)
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting
As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, management identified a material weakness as of such date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness was in connection with our controls over the completeness and accuracy of the accounting for, and disclosure of, the income tax effects of acquired partnership interests. Specifically, we did not design appropriate controls to identify and reconcile deferred income taxes associated with the accounting for acquired partnership interests. This material weakness resulted in material errors in connection with our step acquisition of MillerCoors that were corrected through the restatement of the consolidated financial statements as of and for the years ended December 31, 2017 and December 31, 2016, and the correction of the unaudited quarterly financial information for fiscal years 2018 and 2017.
In response to the material weakness referred to above, with the oversight of the Audit Committee of our Board of Directors, we implemented changes to our internal control over financial reporting, which included the implementation of a specific control to ensure that income tax effects of acquired partnership interests are properly accounted for and disclosed in the period of acquisition and the resulting investment in partnership deferred income tax assets and liabilities are assessed and reconciled periodically to the book-tax differences in the underlying assets and liabilities within the partnership to determine whether any adjustment is necessary. We have completed documentation of the corrective actions described above and, based on the evidence obtained in validating the design effectiveness of the implemented control, we have concluded that the previously disclosed material weakness has been remediated as of March 31, 2019.
Changes in Internal Control over Financial Reporting
The change described under “Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting” above represents a change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
For information regarding litigation, other disputes and environmental and regulatory proceedings see Part I—Item 1. Financial Statements, Note 14, "Commitments and Contingencies."
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
The following are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q:
(a)   Exhibits

Exhibit Number	Document Description
10.1+	Directors Service Agreement, dated as of October 1, 2012, by and between Molson Coors Brewing Company (UK) Limited and Simon John Cox.
10.2+	Secondment Letter, dated as of December 5, 2014, by and between Molson Coors Brewing Company (UK) Limited and Simon Cox.
10.3+	Offer Letter, dated as of October 3, 2012, by and between Molson Coors Brewing Company and Celso White.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

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
Brian C. Tabolt Vice President and Controller (Principal Accounting Officer) May 1, 2019