Form 10-Q
period 2019-06-30
MOLSON COORS BREWING CO
filed 2019-07-31
CIK 24545

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2019

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
84-0178360
(I.R.S. Employer Identification No.)
80202
H2L 2R5
(Zip Code)

303-927-2337 (Colorado)
514-521-1786 (Québec)
(Registrant's telephone number, including area code)
_______________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	TAP.A	New York Stock Exchange
Class B Common Stock, $0.01 par value	TAP	New York Stock Exchange
1.25% Senior Notes due 2024	TAP	New York Stock Exchange
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
Large Accelerated Filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 25, 2019:
Class A Common Stock — 2,560,668 shares
Class B Common Stock — 196,230,312 shares
Exchangeable shares:
As of July 25, 2019, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares — 2,725,317 shares
Class B Exchangeable shares — 14,839,184 shares
The Class A exchangeable shares and Class B exchangeable shares are shares of the share capital in Molson Coors Canada Inc., a wholly-owned subsidiary of the registrant. They are publicly traded on the Toronto Stock Exchange under the symbols TPX.A and TPX.B, respectively. These shares are intended to provide substantially the same economic and voting rights as the corresponding class of Molson Coors common stock in which they may be exchanged. In addition to the registered Class A common stock and the Class B common stock, the registrant has also issued and outstanding one share each of a Special Class A voting stock and Special Class B voting stock. The Special Class A voting stock and the Special Class B voting stock provide the mechanism for holders of Class A exchangeable shares and Class B exchangeable shares to be provided instructions to vote with the holders of the Class A common stock and the Class B common stock, respectively. The holders of the Special Class A voting stock and Special Class B voting stock are entitled to one vote for each outstanding Class A exchangeable share and Class B exchangeable share, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The Special Class A voting stock and Special Class B voting stock are subject to a voting trust arrangement. The trustee which holds the Special Class A voting stock and the Special Class B voting stock is required to cast a number of votes equal to the number of then-outstanding Class A exchangeable shares and Class B exchangeable shares, respectively, but will only cast a number of votes equal to the number of Class A exchangeable shares and Class B exchangeable shares as to which it has received voting instructions from the owners of record of those Class A exchangeable shares and Class B exchangeable shares, other than the registrant or its subsidiaries, respectively, on the record date, and will cast the votes in accordance with such instructions so received.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

Glossary of Terms and Abbreviations

AOCI	Accumulated other comprehensive income (loss)
CAD	Canadian dollar
CZK	Czech Koruna
DBRS	A global credit rating agency in Toronto
EBITDA	Earnings before interest, tax, depreciation and amortization
EPS	Earnings per share
EUR	Euro
FASB	Financial Accounting Standards Board
GBP	British Pound
HRK	Croatian Kuna
JPY	Japanese Yen
Moody’s	Moody’s Investors Service Limited, a nationally recognized statistical rating organization designated by the SEC
OCI	Other comprehensive income (loss)
OPEB	Other postretirement benefit plans
RSD	Serbian Dinar
SEC	Securities and Exchange Commission
Standard & Poor’s	Standard and Poor’s Ratings Services, a nationally recognized statistical rating organization designated by the SEC
STRs	Sales-to-retailers
STWs	Sales-to-wholesalers
2017 Tax Act	Tax Cuts and Jobs Act
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the U.S.
USD or $	U.S. dollar
VIEs	Variable interest entities

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under the heading "Outlook for 2019" therein, overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, anticipated results, expectations for funding future capital expenditures and operations, expectations regarding future dividends, debt service capabilities, timing and amounts of debt and leverage levels, shipment levels and profitability, market share and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies," and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to, those described under the heading "Risk Factors" in this report, if any, and those described from time to time in our past and future reports filed with the SEC, including in our Annual Report on Form 10-K for the year ended December 31, 2018. Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
Market and Industry Data
The market and industry data used in this Quarterly Report on Form 10-Q are based on independent industry publications, customers, trade or business organizations, reports by market research firms and other published statistical information from third parties (collectively, the “Third Party Information”), as well as information based on management’s good faith estimates, which we derive from our review of internal information and independent sources. Such Third Party Information generally states that the information contained therein or provided by such sources has been obtained from sources believed to be reliable.

PART I. FINANCIAL INFORMATION

ITEM 1.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Sales	$3,620.0	$3,820.5	$6,420.1	$6,688.5
Excise taxes	(671.7)	(735.3)	(1,168.5)	(1,271.8)
Net sales	2,948.3	3,085.2	5,251.6	5,416.7
Cost of goods sold	(1,759.8)	(1,739.1)	(3,172.8)	(3,274.8)
Gross profit	1,188.5	1,346.1	2,078.8	2,141.9
Marketing, general and administrative expenses	(769.7)	(744.7)	(1,424.9)	(1,425.8)
Special items, net	49.9	(10.5)	36.9	304.3
Operating income (loss)	468.7	590.9	690.8	1,020.4
Interest income (expense), net	(65.6)	(76.7)	(138.9)	(159.9)
Other pension and postretirement benefits (costs), net	8.4	9.9	17.0	19.9
Other income (expense), net	(10.9)	(1.1)	13.0	—
Income (loss) before income taxes	400.6	523.0	581.9	880.4
Income tax benefit (expense)	(70.4)	(92.2)	(102.6)	(167.1)
Net income (loss)	330.2	430.8	479.3	713.3
Net (income) loss attributable to noncontrolling interests	(0.8)	(6.7)	1.5	(11.1)
Net income (loss) attributable to Molson Coors Brewing Company	$329.4	$424.1	$480.8	$702.2

Net income (loss) attributable to Molson Coors Brewing Company per share:
Basic	$1.52	$1.96	$2.22	$3.25
Diluted	$1.52	$1.96	$2.22	$3.24

Weighted-average shares outstanding:
Basic	216.6	216.0	216.6	215.9
Dilutive effect of share-based awards	0.3	0.5	0.3	0.7
Diluted	216.9	216.5	216.9	216.6

Anti-dilutive securities excluded from the computation of diluted EPS	1.3	1.2	1.3	0.7
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income (loss) including noncontrolling interests	$330.2	$430.8	$479.3	$713.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	42.1	(255.0)	113.6	(180.9)
Unrealized gain (loss) on derivative instruments	(38.3)	36.2	(68.0)	10.4
Reclassification of derivative (gain) loss to income	(0.3)	0.7	(0.2)	1.8
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	(0.5)	1.3	(1.1)	3.0
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	0.8	0.7	1.8	(0.5)
Total other comprehensive income (loss), net of tax	3.8	(216.1)	46.1	(166.2)
Comprehensive income (loss)	334.0	214.7	525.4	547.1
Comprehensive (income) loss attributable to noncontrolling interests	(0.5)	(5.1)	1.6	(10.3)
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$333.5	$209.6	$527.0	$536.8
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT PAR VALUE) (UNAUDITED)

	As of
	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$490.2	$1,057.9
Accounts receivable, net	932.3	744.4
Other receivables, net	175.8	126.6
Inventories, net	698.1	591.8
Other current assets, net	304.0	245.6
Total current assets	2,600.4	2,766.3
Properties, net	4,505.1	4,608.3
Goodwill	8,288.9	8,260.8
Other intangibles, net	13,767.4	13,776.4
Other assets	899.8	698.0
Total assets	$30,061.6	$30,109.8
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$3,045.6	$2,706.4
Current portion of long-term debt and short-term borrowings	1,034.7	1,594.5
Total current liabilities	4,080.3	4,300.9
Long-term debt	8,517.9	8,893.8
Pension and postretirement benefits	725.5	726.6
Deferred tax liabilities	2,199.6	2,128.9
Other liabilities	393.3	323.8
Total liabilities	15,916.6	16,374.0
Commitments and contingencies (Note 12)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value per share (authorized: 500.0 shares; issued: 205.7 shares and 205.4 shares, respectively)	2.1	2.0
Class A exchangeable shares, no par value (issued and outstanding: 2.7 shares and 2.8 shares, respectively)	103.0	103.2
Class B exchangeable shares, no par value (issued and outstanding: 14.8 shares and 14.8 shares, respectively)	557.9	557.6
Paid-in capital	6,783.3	6,773.1
Retained earnings	8,103.1	7,692.9
Accumulated other comprehensive income (loss)	(1,178.6)	(1,150.0)
Class B common stock held in treasury at cost (9.5 shares and 9.5 shares, respectively)	(471.4)	(471.4)
Total Molson Coors Brewing Company stockholders' equity	13,899.4	13,507.4
Noncontrolling interests	245.6	228.4
Total equity	14,145.0	13,735.8
Total liabilities and equity	$30,061.6	$30,109.8
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$479.3	$713.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	429.7	429.6
Amortization of debt issuance costs and discounts	7.5	7.2
Share-based compensation	18.6	25.1
(Gain) loss on sale or impairment of properties and other assets, net	(67.7)	—
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	(12.4)	38.4
Income tax (benefit) expense	102.6	167.1
Income tax (paid) received	(41.4)	20.0
Interest expense, excluding interest amortization	140.5	155.8
Interest paid	(140.9)	(152.5)
Change in current assets and liabilities and other	(87.8)	(106.2)
Net cash provided by (used in) operating activities	828.0	1,297.8
Cash flows from investing activities:
Additions to properties	(310.5)	(351.1)
Proceeds from sales of properties and other assets	99.9	4.4
Other	42.8	(50.5)
Net cash provided by (used in) investing activities	(167.8)	(397.2)
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	1.4	6.3
Dividends paid	(177.4)	(177.0)
Payments on debt and borrowings	(1,070.8)	(2.4)
Net proceeds from (payments on) revolving credit facilities and commercial paper	(1.9)	(376.1)
Change in overdraft balances and other	12.8	24.5
Net cash provided by (used in) financing activities	(1,235.9)	(524.7)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(575.7)	375.9
Effect of foreign exchange rate changes on cash and cash equivalents	8.0	(1.6)
Balance at beginning of year	1,057.9	418.6
Balance at end of period	$490.2	$792.9
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)
(UNAUDITED)

		Molson Coors Brewing Company Stockholders' Equity
								Accumulated	Common Stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of March 31, 2018	$13,415.8	$—	$2.0	$107.7	$553.2	$6,697.4	$7,120.2	$(810.9)	$(471.4)	$217.6
Shares issued under equity compensation plan	(0.6)	—	—	—	—	(0.6)	—	—	—	—
Amortization of share-based compensation	10.2	—	—	—	—	10.2	—	—	—	—
Purchase of noncontrolling interest	(0.1)	—	—	—	—	—	—	—	—	(0.1)
Net income (loss) including noncontrolling interests	430.8	—	—	—	—	—	424.1	—	—	6.7
Other comprehensive income (loss), net of tax	(216.1)	—	—	—	—	—	—	(214.5)	—	(1.6)
Distributions and dividends to noncontrolling interests	(2.6)	—	—	—	—	—	—	—	—	(2.6)
Dividends declared and paid - $0.41 per share	(88.5)	—	—	—	—	—	(88.5)	—	—	—
As of June 30, 2018	$13,548.9	$—	$2.0	$107.7	$553.2	$6,707.0	$7,455.8	$(1,025.4)	$(471.4)	$220.0

		Molson Coors Brewing Company Stockholders' Equity
								Accumulated	Common Stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of March 31, 2019	$13,888.1	$—	$2.0	$103.2	$557.6	$6,776.2	$7,862.4	$(1,182.7)	$(471.4)	$240.8
Exchange of shares	—	—	—	(0.2)	0.3	(0.1)	—	—	—	—
Shares issued under equity compensation plan	0.3	—	0.1	—	—	0.2	—	—	—	—
Amortization of share-based compensation	7.0	—	—	—	—	7.0	—	—	—	—
Acquisition of business	0.7	—	—	—	—	—	—	—	—	0.7
Net income (loss) including noncontrolling interests	330.2	—	—	—	—	—	329.4	—	—	0.8
Other comprehensive income (loss), net of tax	3.8	—	—	—	—	—	—	4.1	—	(0.3)
Contributions from noncontrolling interests	7.0	—	—	—	—	—	—	—	—	7.0
Distributions and dividends to noncontrolling interests	(3.4)	—	—	—	—	—	—	—	—	(3.4)
Dividends declared and paid - $0.41 per share	(88.7)	—	—	—	—	—	(88.7)	—	—	—
As of June 30, 2019	$14,145.0	$—	$2.1	$103.0	$557.9	$6,783.3	$8,103.1	$(1,178.6)	$(471.4)	$245.6

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)
(UNAUDITED)

		Molson Coors Brewing Company Stockholders' Equity
								Accumulated	Common Stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of December 31, 2017	$13,187.3	$—	$2.0	$107.7	$553.2	$6,688.5	$6,958.4	$(860.0)	$(471.4)	$208.9
Shares issued under equity compensation plan	(6.4)	—	—	—	—	(6.4)	—	—	—	—
Amortization of share-based compensation	24.9	—	—	—	—	24.9	—	—	—	—
Purchase of noncontrolling interest	(0.1)	—	—	—	—	—	—	—	—	(0.1)
Net income (loss) including noncontrolling interests	713.3	—	—	—	—	—	702.2	—	—	11.1
Other comprehensive income (loss), net of tax	(166.2)	—	—	—	—	—	—	(165.4)	—	(0.8)
Adoption of new accounting pronouncement	(27.8)	—	—	—	—	—	(27.8)	—	—	—
Contributions from noncontrolling interests	6.4	—	—	—	—	—	—	—	—	6.4
Distributions and dividends to noncontrolling interests	(5.5)	—	—	—	—	—	—	—	—	(5.5)
Dividends declared and paid - $0.82 per share	(177.0)	—	—	—	—	—	(177.0)	—	—	—
As of June 30, 2018	$13,548.9	$—	$2.0	$107.7	$553.2	$6,707.0	$7,455.8	$(1,025.4)	$(471.4)	$220.0

		Molson Coors Brewing Company Stockholders' Equity
								Accumulated	Common Stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of December 31, 2018	$13,735.8	$—	$2.0	$103.2	$557.6	$6,773.1	$7,692.9	$(1,150.0)	$(471.4)	$228.4
Exchange of shares	—	—	—	(0.2)	0.3	(0.1)	—	—	—	—
Shares issued under equity compensation plan	(7.9)	—	0.1	—	—	(8.0)	—	—	—	—
Amortization of share-based compensation	18.3	—	—	—	—	18.3	—	—	—	—
Acquisition of business	0.7	—	—	—	—	—	—	—	—	0.7
Net income (loss) including noncontrolling interests	479.3	—	—	—	—	—	480.8	—	—	(1.5)
Other comprehensive income (loss), net of tax	46.1	—	—	—	—	—	—	46.2	—	(0.1)
Adoption of lease accounting standard (see Note 2)	32.0	—	—	—	—	—	32.0	—	—	—
Reclassification of stranded tax effects (see Note 2)	—	—	—	—	—	—	74.8	(74.8)	—	—
Contributions from noncontrolling interests	21.5	—	—	—	—	—	—	—	—	21.5
Distributions and dividends to noncontrolling interests	(3.4)	—	—	—	—	—	—	—	—	(3.4)
Dividends declared and paid - $0.82 per share	(177.4)	—	—	—	—	—	(177.4)	—	—	—
As of June 30, 2019	$14,145.0	$—	$2.1	$103.0	$557.9	$6,783.3	$8,103.1	$(1,178.6)	$(471.4)	$245.6

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
The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be achieved for the full year.
Non-Cash Activity
Non-cash activity includes non-cash issuances of share-based awards, as well as non-cash investing activities related to movements in our guarantee of indebtedness of certain equity method investments. We also had non-cash activities related to capital expenditures incurred but not yet paid of $149.9 million and $138.0 million for the six months ended June 30, 2019 and June 30, 2018, respectively.
Other than the activity mentioned above and the supplemental non-cash activity related to the recognition of leases further discussed below, there was no other significant non-cash activity during the six months ended June 30, 2019 and June 30, 2018. See Note 4, "Investments" for further discussion.
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
Our leases have remaining lease terms of up to approximately 18 years. Certain of our lease agreements contain options to extend or early terminate the agreement. The lease term used to calculate the right-of-use asset and lease liability at commencement includes the impacts of options to extend or terminate the lease when it is reasonably certain that we will exercise that option. When determining whether it is reasonably certain that we will exercise an option at commencement, we consider various existing economic factors, including real estate strategies, the nature, length, and terms of the agreement, as well as the uncertainty of the condition of leased equipment at the end of the lease term. Based on these determinations, we generally conclude that the exercise of renewal options would not be reasonably certain in determining the lease term at commencement. Assumptions made at the commencement date are re-evaluated upon occurrence of certain events requiring a lease modification. Additionally, for certain equipment leases involving groups of similar leased assets with similar lease terms, we apply a portfolio approach to effectively account for the operating lease right-of-use assets and liabilities.
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
Montreal Brewery Sale and Leaseback Transaction
In June 2019, we completed the sale of our Montreal brewery for $96.2 million (CAD 126.0 million), resulting in a $61.3 million gain, which was recorded as a special item. In conjunction with the sale, we agreed to lease back the existing property to continue operations on an uninterrupted basis for a period up to 5 years with early termination options at our discretion, while our new brewery in Longueuil, Quebec is being constructed. Accordingly, we have recorded operating lease right-of-use assets and liabilities of approximately CAD 6 million assuming a lease term that is coterminous with the construction of our new brewery, which is currently expected to be operational in 2021. However, due to the uncertainty inherent in our estimates, the term of the brewery lease is subject to reassessment. Once the existing property has been entirely redeveloped by the purchaser, we plan to lease a minor portion of the future space for administrative and other purposes. We have evaluated this transaction pursuant to the accounting guidance for sale and leaseback transactions and concluded that the relevant criteria have been met for full gain recognition upon completion of the transaction in the second quarter of 2019.
Lease Financial Information
For the three and six months ended June 30, 2019, lease expense (including immaterial short-term and variable lease costs) was as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In millions)
Operating lease expense	$18.9	$36.1
Finance lease expense	3.0	5.8
Total lease expense	$21.9	$41.9

Supplemental cash flow information related to leases for the six months ended June 30, 2019 was as follows:

Six Months Ended June 30, 2019
(In millions)
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from operating leases	$26.2
Operating cash flows from finance leases	$1.8
Financing cash flows from finance leases	$1.1
Supplemental non-cash information on right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$25.6
Finance leases	$—

Supplemental balance sheet information related to leases as of June 30, 2019 was as follows:

		As of June 30, 2019
	Balance Sheet Classification	(In millions)
Operating Leases
Operating lease right-of-use assets	Other assets	$157.6
Current operating lease liabilities	Accounts payable and other current liabilities	$45.2
Non-current operating lease liabilities	Other liabilities	123.0
Total operating lease liabilities		$168.2

Finance Leases
Finance lease right-of-use assets	Properties, net	$65.7
Current finance lease liabilities	Current portion of long-term debt and short-term borrowings	$3.5
Non-current finance lease liabilities	Long-term debt	80.9
Total finance lease liabilities		$84.4
The weighted-average remaining lease term and discount rate as of June 30, 2019 are as follows:

	Weighted-Average Remaining Lease Term (Years)	Weighted-Average Discount Rate
Operating leases	4.7	4.2%
Finance leases	9.7	6.4%

Based on foreign exchange rates as of June 30, 2019, maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
	(In millions)
2019 - remaining	$26.8	$3.4
2020	47.0	36.1
2021	38.2	5.9
2022	29.1	5.8
2023	20.4	5.8
Thereafter	23.1	64.4
Total lease payments	$184.6	$121.4
Less: interest	(16.4)	(37.0)
Present value of lease liabilities	$168.2	$84.4

Executed leases that have not yet commenced as of June 30, 2019 are immaterial.

Information as of December 31, 2018, as well as comparative interim period information under historical lease accounting guidance
Gross assets recorded under finance leases as of December 31, 2018 were $82.5 million. The associated accumulated amortization on these assets as of December 31, 2018 was $13.2 million. These amounts are recorded within properties, net on the consolidated balance sheet. Current and non-current finance lease liabilities as of December 31, 2018 were $3.2 million and $82.1 million, respectively, and were recorded in accounts payable and other current liabilities and other non-current liabilities, respectively, on the consolidated balance sheet. Separately, during the six months ended June 30, 2018, non-cash activities related to the recognition of finance leases was $15.0 million.
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
For operating leases, the adoption of the new guidance resulted in the recognition of right-of-use assets of approximately $154 million and aggregate current and non-current lease liabilities of approximately $164 million as of January 1, 2019, including immaterial reclassifications of prepaid and deferred rent balances into right-of-use assets. Separately, as a result of the cumulative impact of adopting the new guidance, we recorded a net increase to opening retained earnings of approximately $32 million as of January 1, 2019 with the offsetting impact within other assets, related to our share of the accelerated recognition of deferred gains on non-qualifying and other sale-leaseback transactions by an equity method investment within our Canada segment. Additionally, while our accounting for finance leases remains unchanged at adoption, we have prospectively changed the presentation of finance lease liabilities within the consolidated balance sheets to be presented within current portion of long-term debt and short-term borrowings, and long-term debt, as appropriate. As of January 1, 2019, we reclassified approximately $3 million and $82 million of short-term and long-term finance lease liabilities from accounts payable and other current liabilities and other non-current liabilities to current portion of long-term debt and short-term borrowings and long-term debt, respectively. The adoption of this guidance had no impact to our cash flows from operating, investing, or financing activities. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for additional discussion on our leasing arrangements.

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
No single customer accounted for more than 10% of our consolidated sales for the three and six months ended June 30, 2019 or June 30, 2018. Consolidated net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting net sales revenues and income (loss) before income taxes eliminate upon consolidation and are primarily related to U.S. segment sales to the other segments.
The following tables present net sales and income (loss) before income taxes by segment:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In millions)
U.S.	$2,011.7	$2,072.5	$3,670.9	$3,720.3
Canada	373.0	397.4	634.0	681.2
Europe	538.5	586.1	901.4	960.4
International	58.9	67.9	106.8	125.4
Corporate	0.3	0.3	0.5	0.5
Inter-segment net sales eliminations	(34.1)	(39.0)	(62.0)	(71.1)
Consolidated net sales	$2,948.3	$3,085.2	$5,251.6	$5,416.7

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In millions)
U.S.	$401.0	$445.5	$670.4	$707.2
Canada(1)	80.4	61.3	102.2	70.4
Europe	55.8	86.8	28.3	56.9
International	2.5	1.3	2.2	5.0
Corporate(2)	(139.1)	(71.9)	(221.2)	40.9
Consolidated income (loss) before income taxes	$400.6	$523.0	$581.9	$880.4

(1)
During the three months ended June 30, 2019, we completed the sale of our existing Montreal brewery for $96.2 million (CAD 126.0 million), resulting in a $61.3 million gain, which was recorded as a special item. Also, during the three and six months ended June 30, 2019, we recorded an unrealized mark-to-market loss of approximately $15 million and an unrealized mark-to-market gain of approximately $8 million, respectively, on the HEXO Corp. ("HEXO") warrants received in connection with the formation of the Truss LP ("Truss") joint venture. Additionally, during the first quarter of 2019, we received payment and recorded a gain of $1.5 million resulting from a purchase price adjustment related to the historical sale of Molson Inc.’s ownership interest in the Montreal Canadiens, which is considered an affiliate of MCBC.

(2)
During the three months ended March 31, 2018, we recorded a gain of $328.0 million related to the Adjustment Amount as defined and further discussed in Note 5, "Special Items." Additionally, related to the unrealized mark-to-market valuation on our commodity hedge positions, we recorded an unrealized loss of $31.2 million and an unrealized gain of $2.9 million during the three and six months ended June 30, 2019, respectively, compared to an unrealized gain of $45.1 million and an unrealized loss of $39.6 million during the three and six months ended June 30, 2018, respectively.

Income (loss) before income taxes includes the impact of special items. Refer to Note 5, "Special Items" for further discussion.
The following table presents total assets by segment:

	As of
	June 30, 2019	December 31, 2018
	(In millions)
U.S.	$19,085.3	$19,057.1
Canada	4,977.2	4,640.5
Europe	5,510.2	5,430.0
International	278.3	274.1
Corporate	210.6	708.1
Consolidated total assets	$30,061.6	$30,109.8

4. Investments
Our investments include both equity method and consolidated investments. Those entities identified as VIEs have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, we have consolidated these entities. None of our consolidated VIEs held debt as of June 30, 2019 or December 31, 2018. We have not provided any financial support to any of our VIEs during the year that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. As of June 30, 2019 and December 31, 2018, our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K."), Grolsch U.K. Ltd. ("Grolsch"), Rocky Mountain Metal Container ("RMMC"), Rocky Mountain Bottle Company ("RMBC") and Truss. Our unconsolidated VIEs are Brewers Retail Inc. ("BRI") and Brewers' Distributor Ltd. ("BDL").

Both BRI and BDL have outstanding third party debt which is guaranteed by their respective shareholders. As a result, we have a guarantee liability of $63.2 million and $35.9 million recorded as of June 30, 2019 and December 31, 2018, respectively, which is presented within accounts payable and other current liabilities on the unaudited condensed consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The carrying value of the guarantee liability equals fair value, which considers an adjustment for our own non-performance risk and is considered a Level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our respective equity method investment within the unaudited condensed consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.
Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	June 30, 2019		December 31, 2018
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
RMMC/RMBC	$213.8	$18.5	$189.8	$35.0
Other	$29.1	$2.5	$31.0	$5.1

5. Special Items
We have incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these charges (benefits) as special items.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In millions)
Employee-related charges
Restructuring	$2.6	$1.0	$6.3	$4.9
Impairments or asset abandonment charges
U.S. - Asset abandonment	0.4	1.3	1.2	2.8
Canada - Asset abandonment(1)	8.1	6.0	15.7	12.1
Europe - Asset abandonment	—	1.0	0.6	2.7
Termination fees and other (gains) losses
Canada - Gain on sale of brewery(2)	(61.3)	—	(61.3)	—
International	0.3	1.2	0.6	1.2
Purchase price adjustment settlement gain(3)	—	—	—	(328.0)
Total Special items, net	$(49.9)	$10.5	$(36.9)	$(304.3)

(1)
Charges for the three and six months ended June 30, 2019 and June 30, 2018 primarily consist of accelerated depreciation in excess of normal depreciation related to the planned closure of the Vancouver brewery, which we expect will occur in the third quarter of 2019, and the planned closure of the Montreal brewery, which is currently expected to occur in 2021. We currently expect to incur additional charges, including estimated accelerated depreciation charges in excess of normal depreciation of approximately CAD 36 million, through final closure of the Montreal brewery. However, due to the uncertainty inherent in our estimates, these estimated future accelerated depreciation charges as well as the timing of the brewery closure are subject to change.

(2)
During the second quarter of 2019, we completed the sale of the existing Montreal brewery property for $96.2 million (CAD 126.0 million) and recognized a gain of $61.3 million. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion.

(3)
During the first quarter of 2018, we received $330.0 million from ABI, of which $328.0 million constituted a purchase price adjustment (the "Adjustment Amount"), related to the Miller International Business which was acquired in our acquisition of the remaining portion of MillerCoors which occurred on October 11, 2016. As this settlement occurred following the finalization of purchase accounting, we recorded the settlement proceeds related to the Adjustment Amount as a gain within special items, net in our unaudited condensed consolidated statement of operations in our Corporate segment and within cash provided by operating activities in our unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2018.
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

	U.S.	Canada	Europe	International	Corporate	Total
	(In millions)
As of December 31, 2018	$21.6	$1.5	$0.6	$0.6	$1.3	$25.6
Charges incurred and changes in estimates	1.9	(0.3)	4.3	0.2	0.2	6.3
Payments made	(17.7)	(0.2)	(2.4)	(0.8)	(0.6)	(21.7)
Foreign currency and other adjustments	—	0.1	—	—	—	0.1
As of June 30, 2019	$5.8	$1.1	$2.5	$—	$0.9	$10.3

	U.S.	Canada	Europe	International	Corporate	Total
	(In millions)
As of December 31, 2017	$0.6	$4.3	$1.8	$0.2	$—	$6.9
Charges incurred and changes in estimates	2.0	(0.8)	2.1	1.6	—	4.9
Payments made	(0.6)	(1.5)	(2.3)	(0.2)	—	(4.6)
Foreign currency and other adjustments	—	(0.1)	—	—	—	(0.1)
As of June 30, 2018	$2.0	$1.9	$1.6	$1.6	$—	$7.1
6. Income Tax

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Effective tax rate	18%	18%	18%	19%
Our effective tax rates during the second quarter and first half of 2019 remained consistent with the prior year comparable periods. The slight decrease in the rate during the first half of 2019 was primarily driven by the recognition of net discrete tax benefits in 2019 versus net discrete tax expense in 2018.
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

7. Goodwill and Intangible Assets

	U.S.	Canada	Europe	International	Consolidated
Changes in Goodwill:		(In millions)
As of December 31, 2018	$5,928.5	$856.6	$1,469.4	$6.3	$8,260.8
Foreign currency translation	—	35.5	(7.4)	—	28.1
As of June 30, 2019	$5,928.5	$892.1	$1,462.0	$6.3	$8,288.9

The following table presents details of our intangible assets, other than goodwill, as of June 30, 2019:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$5,052.1	$(775.5)	$4,276.6
License agreements and distribution rights	15 - 28	222.4	(102.0)	120.4
Other	2 - 40	123.2	(32.9)	90.3
Intangible assets not subject to amortization:
Brands	Indefinite	8,170.0	—	8,170.0
Distribution networks	Indefinite	772.5	—	772.5
Other	Indefinite	337.6	—	337.6
Total		$14,677.8	$(910.4)	$13,767.4

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2018:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$4,988.0	$(682.4)	$4,305.6
License agreements and distribution rights	15 - 28	220.2	(95.7)	124.5
Other	2 - 40	129.2	(32.2)	97.0
Intangible assets not subject to amortization:
Brands	Indefinite	8,169.9	—	8,169.9
Distribution networks	Indefinite	741.8	—	741.8
Other	Indefinite	337.6	—	337.6
Total		$14,586.7	$(810.3)	$13,776.4

The changes in the gross carrying amounts of intangibles from December 31, 2018 to June 30, 2019 are primarily driven by the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies.
Based on foreign exchange rates as of June 30, 2019, the estimated future amortization expense of intangible assets is as follows:

Fiscal year	Amount
(In millions)
2019 - remaining	$111.3
2020	$221.6
2021	$215.2
2022	$210.6
2023	$209.7

Amortization expense of intangible assets was $55.2 million and $56.2 million for the three months ended June 30, 2019 and June 30, 2018, respectively and $110.6 million and $112.8 million for the six months ended June 30, 2019 and June 30, 2018, respectively. This expense is primarily presented within marketing, general and administrative expenses on the unaudited condensed consolidated statements of operations.
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
Based on known facts and circumstances, we evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual assessment and incorporate into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses. For example, we continue to monitor the challenges within the beer industry reflected in the performance of the Canada reporting unit in the current year. These industry performance headwinds have been countered, in part, by the benefit of the recent interest rate environment, which has resulted in a decrease in the risk-free rate expected to be included in our current year discount rate calculations. Additionally, the Ontario government adopted a bill that, if enacted, could adversely impact the existing terms of the beer distribution and retail systems in the province, as further described in Note 12, "Commitments and Contingencies."
This alone or in combination with the potential realization of prolonged weakened performance within the Canada reporting unit could have a material adverse impact on the underlying cash flow assumptions used in developing our Canada reporting unit fair value estimates for the purpose of goodwill impairment testing, which could result in a goodwill impairment.
While historical performance and current expectations have resulted in fair values of our reporting units and indefinite-lived intangible assets in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
Definite-Lived Intangibles
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying assets for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the first half of 2019 that resulted in an impairment.

8. Debt
Debt obligations

	As of
	June 30, 2019	December 31, 2018
	(In millions)
Long-term debt:
CAD 500 million 2.75% notes due 2020	$381.8	$366.6
CAD 500 million 2.84% notes due 2023	381.8	366.6
CAD 500 million 3.44% notes due 2026	381.8	366.6
$500 million 1.45% notes due 2019(1)	500.0	500.0
$500 million 1.9% notes due 2019	—	499.8
$500 million 2.25% notes due 2020(2)(3)	499.4	499.0
$1.0 billion 2.1% notes due 2021(3)	1,000.0	1,000.0
$500 million 3.5% notes due 2022(2)	507.9	509.3
$2.0 billion 3.0% notes due 2026	2,000.0	2,000.0
$1.1 billion 5.0% notes due 2042	1,100.0	1,100.0
$1.8 billion 4.2% notes due 2046	1,800.0	1,800.0
EUR 500 million notes due 2019	—	573.4
EUR 800 million 1.25% notes due 2024	909.8	917.4
Finance leases and other(4)	131.1	43.0
Less: unamortized debt discounts and debt issuance costs	(60.4)	(64.8)
Total long-term debt (including current portion)	9,533.2	10,476.9
Less: current portion of long-term debt	(1,015.3)	(1,583.1)
Total long-term debt	$8,517.9	$8,893.8

Short-term borrowings:
Other short-term borrowings(5)	$19.4	$11.4
Current portion of long-term debt	1,015.3	1,583.1
Current portion of long-term debt and short-term borrowings	$1,034.7	$1,594.5

(1)	On July 15, 2019, we repaid our $500 million 1.45% notes through a combination of cash on hand and proceeds from net commercial paper issuances in July of approximately $400 million.

(2)	The fair value hedges related to these notes have been settled and are being amortized over the life of the respective note.

(3)
During the first quarter of 2019, we entered into cross currency swaps in order to hedge a portion of the foreign currency translational impacts of our European investment. As a result of the swaps, we economically converted a portion of our $1.0 billion 2.1% senior notes due 2021 and associated interest to EUR denominated, which will result in a EUR interest rate to be received at 0.71%. As of June 30, 2019, we also held outstanding cross currency swaps on our $500 million 2.25% notes due 2020 which result in a EUR interest rate to be received of 0.68%. See Note 11, "Derivative Instruments and Hedging Activities" for further details.

(4)
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

(5)
As of June 30, 2019, we had $11.9 million in bank overdrafts and $43.4 million in bank cash related to our cross-border, cross-currency cash pool, for a net positive position of $31.5 million. As of December 31, 2018, we had $1.1 million in bank overdrafts and $88.9 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $87.8 million. We had total outstanding borrowings of $5.6 million and $7.3 million under our two JPY overdraft facilities as of June 30, 2019 and December 31, 2018, respectively. In addition, we have USD, CAD and GBP lines of credit under which we had no borrowings as of June 30, 2019 or December 31, 2018.

Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of June 30, 2019 and December 31, 2018, the fair value of our outstanding long-term debt (including the current portion of long-term debt) was approximately $9.6 billion and $9.9 billion, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility and Commercial Paper Program
As of June 30, 2019 and December 31, 2018, we had $1.5 billion available to draw on our $1.5 billion revolving credit facility, as there were no outstanding borrowings on the revolving credit facility nor was there any outstanding commercial paper. Subsequent to quarter end, we extended the maturity date of our revolving credit facility by one year to July 7, 2024.
The maximum leverage ratio, as defined by the revolving credit facility agreement, is 4.75x net debt to EBITDA, with a decline to 4.00x net debt to EBITDA as of the last day of the fiscal quarter ending December 31, 2020.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include customary events of default and specified representations, warranties and covenants, as well as covenants that restrict our ability to incur certain additional priority indebtedness (certain thresholds of secured consolidated net tangible assets), certain leverage threshold percentages, create or permit liens on assets, and restrictions on mergers, acquisitions, and certain types of sale lease-back transactions. As of June 30, 2019, we were in compliance with all of these restrictions and have met all debt payment obligations. All of our outstanding senior notes as of June 30, 2019 rank pari-passu.

9. Inventories

	As of
	June 30, 2019	December 31, 2018
	(In millions)
Finished goods	$327.9	$229.8
Work in process	89.7	83.4
Raw materials	211.4	224.3
Packaging materials	69.1	54.3
Inventories, net	$698.1	$591.8

10. Accumulated Other Comprehensive Income (Loss)

	MCBC stockholders' equity
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2018(1)	$(758.7)	$(0.3)	$(330.7)	$(60.3)	$(1,150.0)
Foreign currency translation adjustments	84.9	—	—	—	84.9
Gain (loss) on net investment hedges	24.3	—	—	—	24.3
Unrealized gain (loss) on derivative instruments	—	(90.2)	—	—	(90.2)
Reclassification of derivative (gain) loss to income	—	(0.3)	—	—	(0.3)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	(1.8)	—	(1.8)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	2.4	2.4
Tax benefit (expense)	4.5	22.3	0.7	(0.6)	26.9
Net current-period other comprehensive income (loss)	113.7	(68.2)	(1.1)	1.8	46.2
Reclassification of stranded tax effects (see Note 2)	(73.3)	(3.8)	2.3	—	(74.8)
As of June 30, 2019	$(718.3)	$(72.3)	$(329.5)	$(58.5)	$(1,178.6)

(1)
Amounts have been adjusted to reflect the retrospective application of a change in presentation. Specifically, the unrealized gain (loss) on outstanding net investment hedge positions was historically presented within the "Gain (loss) on derivative instruments" column of this table. Once settled, the realized gain (loss) was reclassified to be presented within the "Foreign currency translation adjustments" column. We have retrospectively adjusted this table to present all activity associated with net investment hedge positions within the "Foreign currency translation adjustments" column, along with other insignificant presentational reclassifications. These presentational changes had no net impact on the aggregate AOCI balance, and did not impact the unaudited condensed consolidated statements of comprehensive income for any period presented.

Reclassifications from AOCI to income:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	Reclassifications from AOCI				Location of gain (loss) recognized in income
	(In millions)
Gain/(loss) on cash flow hedges:
Forward starting interest rate swaps	$(0.8)	$(0.7)	$(1.5)	$(1.5)	Interest expense, net
Foreign currency forwards	1.5	(0.3)	2.3	(0.9)	Cost of goods sold
Foreign currency forwards	(0.3)	—	(0.5)	—	Other income (expense), net
Total income (loss) reclassified, before tax	0.4	(1.0)	0.3	(2.4)
Income tax benefit (expense)	(0.1)	0.3	(0.1)	0.6
Net income (loss) reclassified, net of tax	$0.3	$(0.7)	$0.2	$(1.8)

Amortization of defined benefit pension and other postretirement benefit plan items:
Prior service benefit (cost)	$(0.1)	$(0.1)	$(0.2)	$(0.3)	Other pension and postretirement benefits (costs), net
Curtailment and net actuarial gain (loss)	1.0	(1.6)	2.0	(3.3)	Other pension and postretirement benefits (costs), net
Total income (loss) reclassified, before tax	0.9	(1.7)	1.8	(3.6)
Income tax benefit (expense)	(0.4)	0.4	(0.7)	0.6
Net income (loss) reclassified, net of tax	$0.5	$(1.3)	$1.1	$(3.0)

Total income (loss) reclassified, net of tax	$0.8	$(2.0)	$1.3	$(4.8)

11. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented within Part II—Item 8 Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 16, "Derivative Instruments and Hedging Activities" in our Annual Report and did not significantly change during the first half of 2019. As noted in Note 16 of the Notes included in our Annual Report, due to the nature of our counterparty agreements, and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and, therefore, present our derivative positions on a gross basis in our unaudited condensed consolidated balance sheets. Except as noted below, our significant derivative positions have not changed considerably since year-end.
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
Separately, effective April 3, 2019, we voluntarily early terminated our $500 million cross currency swaps due in 2020 under which we were receiving EUR interest payments at a rate of 0.85%, and concurrently entered into new cross currency swap agreements having a total notional of approximately EUR 445 million ($500 million upon execution) in order to hedge a portion of the foreign currency translation impacts of our European investment. As a result of the swaps, we economically converted our $500 million 2.25% senior notes due 2020 and associated interest to EUR denominated, which will result in a EUR interest rate to be received of 0.68%. The termination of the original $500 million cross currency swaps resulted in cash receipts of approximately $47 million which were classified as investing activities in our unaudited condensed consolidated statement of cash flows during the second quarter of 2019.
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
Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk, as appropriate. The fair value of our warrants to acquire common shares of HEXO at a strike price of CAD 6.00 per share are estimated using the Black-Scholes option-pricing model. As of June 30, 2019 and December 31, 2018, respectively, the assumptions used to estimate the fair value of the HEXO warrants are as follows:

	As of June 30, 2019	As of December 31, 2018
Expected term (years)	2.3	2.8
Estimated volatility	71.77%	88.71%
Risk-free interest rate	1.42%	2.04%
Expected dividend yield	—%	—%
The expected term is based on the contractual maturity date of the warrants. Estimated volatility is based on a blend of implied volatility and historical volatility of HEXO's stock. The risk-free rate utilized is based on a zero-coupon Canadian Treasury security yield with a remaining term equal to the expected term of the warrants. The expected dividend yield is determined by historical dividend levels.
The table below summarizes our derivative assets and liabilities that were measured at fair value as of June 30, 2019 and December 31, 2018.

		Fair value measurements as of June 30, 2019
	As of June 30, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(3.1)	$—	$(3.1)	$—
Interest rate swaps	(91.0)	—	(91.0)	—
Foreign currency forwards	3.2	—	3.2	—
Commodity swaps and options	(38.1)	—	(38.1)	—
Warrants	28.5	—	28.5	—
Total	$(100.5)	$—	$(100.5)	$—

		Fair value measurements as of December 31, 2018
	As of December 31, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$36.5	$—	$36.5	$—
Interest rate swaps	(12.3)	—	(12.3)	—
Foreign currency forwards	16.3	—	16.3	—
Commodity swaps and options	(42.0)	—	(42.0)	—
Warrants	19.6	—	19.6	—
Total	$18.1	$—	$18.1	$—

As of June 30, 2019, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the six months ended June 30, 2019 were all included in Level 2.
Results of Period Derivative Activity
The tables below include the results of our derivative activity in the unaudited condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, and the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2019 and June 30, 2018.
Fair Value of Derivative Instruments in the Unaudited Condensed Consolidated Balance Sheets (in millions):

	As of June 30, 2019
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	$900.0	Other current assets	$—	Accounts payable and other current liabilities	$(5.2)
		Other non-current assets	2.1	Other liabilities	—
Interest rate swaps	$1,500.0	Other non-current assets	—	Other liabilities	(91.0)
Foreign currency forwards	$317.7	Other current assets	2.1	Accounts payable and other current liabilities	(1.1)
		Other non-current assets	2.6	Other liabilities	(0.4)
Total derivatives designated as hedging instruments			$6.8		$(97.7)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$697.8	Other current assets	$10.4	Accounts payable and other current liabilities	$(36.3)
		Other non-current assets	2.6	Other liabilities	(14.8)
Commodity options(1)	$46.6	Other current assets	0.1	Accounts payable and other current liabilities	(0.1)
Warrants	$52.7	Other non-current assets	28.5
Total derivatives not designated as hedging instruments			$41.6		$(51.2)

	As of December 31, 2018
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	$500.0	Other non-current assets	$36.5	Other liabilities	$—
Interest rate swaps	$1,500.0	Other non-current assets	—	Other liabilities	(12.3)
Foreign currency forwards	$338.6	Other current assets	7.3	Accounts payable and other current liabilities	(0.1)
		Other non-current assets	9.2	Other liabilities	(0.1)
Total derivatives designated as hedging instruments			$53.0		$(12.5)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$868.4	Other current assets	$12.1	Accounts payable and other current liabilities	$(37.9)
		Other non-current assets	6.1	Other liabilities	(22.3)
Commodity options(1)	$46.6	Other current assets	0.1	Accounts payable and other current liabilities	(0.1)
Warrants	$50.6	Other non-current assets	19.6
Total derivatives not designated as hedging instruments			$37.9		$(60.3)

(1)	Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.

Items Designated and Qualifying as Hedged Items in Fair Value Hedging Relationships in the Unaudited Condensed Consolidated Balance Sheets (in millions):

Line item in the balance sheet in which the hedged item is included	Carrying amount of the hedged assets/liabilities		Cumulative amount of fair value hedging adjustment(s) in the hedged assets/liabilities(1) Increase/(Decrease)
	As of June 30, 2019	As of December 31, 2018	As of June 30, 2019	As of December 31, 2018
	(In millions)
Current portion of long-term debt and short-term borrowings	$—	$—	$(0.6)	$(0.2)
Long-term debt	$—	$—	$7.9	$8.3
(1)    Entire balances relate to hedging adjustments on discontinued hedging relationships.
The Pretax Effect of Cash Flow Hedge and Net Investment Hedge Accounting on Accumulated Other Comprehensive Income (Loss) (in millions):

Three Months Ended June 30, 2019
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$(46.3)	Interest expense, net	$(0.8)
Foreign currency forwards	(4.5)	Cost of goods sold	1.5
		Other income (expense), net	(0.3)
Total	$(50.8)		$0.4

Three Months Ended June 30, 2019
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$(9.5)	Interest income (expense), net	$—	Interest income (expense), net	$6.4
Total	$(9.5)		$—		$6.4

Three Months Ended June 30, 2019
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$(12.4)	Other income (expense), net	$—	Other income (expense), net	$—
Total	$(12.4)		$—		$—

Three Months Ended June 30, 2018
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$—	Interest expense, net	$(0.7)
Foreign currency forwards	6.5	Cost of goods sold	(0.3)
Total	$6.5		$(1.0)

Three Months Ended June 30, 2018
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$27.6	Interest income (expense), net	$—	Interest income (expense), net	$2.4
Total	$27.6		$—		$2.4

Three Months Ended June 30, 2018
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$51.2	Other income (expense), net	$—	Other income (expense), net	$—
EUR 500 million notes due 2019	32.0	Other income (expense), net	—	Other income (expense), net	—
Total	$83.2		$—		$—

Six Months Ended June 30, 2019
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$(78.7)	Interest expense, net	$(1.5)
Foreign currency forwards	(11.5)	Cost of goods sold	2.3
		Other income (expense), net	(0.5)
Total	$(90.2)		$0.3

Six Months Ended June 30, 2019
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$6.6	Interest income (expense), net	$—	Interest income (expense), net	$10.4
Total	$6.6		$—		$10.4

Six Months Ended June 30, 2019
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$7.6	Other income (expense), net	$—	Other income (expense), net	$—
EUR 500 million notes due 2019	10.1	Other income (expense), net	—	Other income (expense), net	—
Total	$17.7		$—		$—

Six Months Ended June 30, 2018
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$—	Interest expense, net	$(1.5)
Foreign currency forwards	14.0	Cost of goods sold	(0.9)
Total	$14.0		$(2.4)

Six Months Ended June 30, 2018
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$27.6	Interest income (expense), net	$—	Interest income (expense), net	$2.4
Total	$27.6		$—		$2.4

Six Months Ended June 30, 2018
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$25.7	Other income (expense), net	$—	Other income (expense), net	$—
EUR 500 million notes due 2019	16.1	Other income (expense), net	—	Other income (expense), net	—
Total	$41.8		$—		$—

(1)	Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and period amortization is recorded in other comprehensive income.
We expect net losses of approximately $2 million (pretax) recorded in AOCI as of June 30, 2019 related to cash flow hedges will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged as of June 30, 2019 is approximately 4 years, as well as those related to our forecasted debt issuances in 2021, 2022, and 2026.
The Effect of Fair Value and Cash Flow Hedge Accounting on the Unaudited Condensed Consolidated Statements of Operations (in millions):

Three Months Ended June 30, 2019
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Other income (expense), net	Interest income (expense), net
Total amount of income and expense line items presented in the unaudited condensed consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(1,759.8)	$(10.9)	$(65.6)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	—	—	(0.8)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	1.5	(0.3)	—

Three Months Ended June 30, 2018
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Interest income (expense), net
Total amount of income and expense line items presented in the unaudited condensed consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(1,739.1)	(76.7)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	—	(0.7)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	(0.3)	—

Six Months Ended June 30, 2019
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Other income (expense), net	Interest income (expense), net
Total amount of income and expense line items presented in the unaudited condensed consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(3,172.8)	$13.0	$(138.9)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	—	—	(1.5)
Foreign currency forwards
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	2.3	(0.5)	—

Six Months Ended June 30, 2018
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Interest income (expense), net
Total amount of income and expense line items presented in the unaudited condensed consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(3,274.8)	$(159.9)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	—	(1.5)
Foreign currency forwards
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(0.9)	—
(1)    We had no outstanding fair value hedges during the first half of 2019 or 2018.
The Effect of Derivatives Not Designated as Hedging Instruments on the Unaudited Condensed Consolidated Statements of Operations (in millions):

Three Months Ended June 30, 2019
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(37.2)
Warrants	Other income (expense), net	(15.0)
Total		$(52.2)

Three Months Ended June 30, 2018
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$62.2
Total		$62.2

Lower commodity prices year over year, primarily for aluminum and diesel, drove the total loss recognized in income related to commodity swaps for the three months ended June 30, 2019 compared to the total gain in the second quarter of 2018.

Six Months Ended June 30, 2019
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(4.5)
Warrants	Other income (expense), net	7.9
Total		$3.4

Six Months Ended June 30, 2018
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(12.2)
Total		$(12.2)

12. Commitments and Contingencies
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have accrued an aggregate of $12.5 million and $13.7 million as of June 30, 2019 and December 31, 2018, respectively. While we cannot predict the eventual aggregate cost for litigation, other disputes and environmental matters in which we are currently involved, we believe adequate reserves have been provided for losses that are probable and estimable. Additionally, as noted below, there are certain loss contingencies that we deem reasonably possible for which a range of loss is not estimable at this time; for all other matters, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated interim financial statements. Our litigation, other disputes and environmental issues are discussed in further detail within Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report and did not significantly change during the first half of 2019, except as noted below.
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
In December 2018, the U.S. Department of Treasury issued a regulation that impacts our ability to claim a refund of certain federal duties, taxes, and fees paid for beer sold between the U.S. and certain other countries effective in February 2019. As a result, future claims will no longer be accepted, and we may be further unable to collect historically claimed, but not yet received, refunds of approximately $40 million, which are recorded within other non-current assets on our unaudited condensed consolidated balance sheet as of June 30, 2019.

On February 15, 2019, two purported stockholders filed substantially similar putative class action complaints against the Company, Mark R. Hunter, and Tracey I. Joubert (the “Defendants”) in the United States District Court for the District of Colorado (the “Colorado District Court”), and in the United States District Court for the Northern District of Illinois (the “Illinois District Court”). On February 21, 2019, another purported stockholder filed a substantially similar complaint in the Colorado District Court. The plaintiffs purport to represent a class of the Company’s stockholders and assert that the Defendants violated Sections 10(b) and 20(a) of the Exchange Act by allegedly making false and misleading statements or omissions regarding the Company’s restatement of consolidated financial statements for the years ended December 31, 2016 and December 31, 2017, and that the Company purportedly lacked adequate internal controls over financial reporting. The plaintiffs seek, among other things, an unspecified amount of damages and reasonable attorneys’ fees, expert fees and other costs. On April 16, 2019, motions to consolidate and appoint a lead plaintiff were filed in each case. On May 24, 2019, the securities class action suit filed with the Illinois District Court was transferred to the Colorado District Court, but has not been consolidated with any of the other class action suits filed in that district. We intend to defend the claims vigorously. A range of potential loss is not estimable at this time.
On March 26, 2019, a purported stockholder filed a purported shareholder derivative action in Colorado District Court against the Company’s board of directors and certain current officers (the “Individual Defendants”), and the Company as a nominal defendant. On May 14, 2019, another purported stockholder filed a substantially similar complaint in the Colorado District Court. The complaints assert claims against the Individual Defendants for breaches of fiduciary duty and unjust enrichment arising out of the Company’s dissemination to shareholders of purportedly materially misleading and inaccurate information in connection with the Company’s restatement of consolidated financial statements for the year ended December 31, 2016 and December 31, 2017. The complaints further allege that the Company lacked adequate internal controls over financial reporting. The relief sought in the complaints include changes to the Company’s corporate governance procedures, unspecified damages, restitution, and attorneys’ fees, expert fees and other costs. The parties have agreed to stay the proceedings in the shareholder derivative action until the federal district courts rule on anticipated motions to dismiss in the above described class action complaints after consolidation. On June 5, 2019, the court administratively closed one of the derivative matters, subject to being reopened for good cause shown. A range of potential loss is not estimable at this time.
In June 2019, the Ontario government adopted a bill that, if enacted, would terminate a 10-year Master Framework Agreement that was originally signed between the previous government administration and Molson Coors, Labatt Brewing Company Limited, Sleeman Breweries Ltd., and Brewers Retail Inc. in 2015 and dictates the terms of the beer distribution and retail systems in Ontario through 2025. The government has not yet proclaimed the bill as law. The impacts of these potential legislative changes are unknown at this time, but could have a negative impact on the results of operations, cash flows and financial position of the Canada segment. While discussions remain ongoing with the government to reach a mutually agreeable alternative to the enactment of the law, the Company and the other Master Framework Agreement signatories are prepared to vigorously defend their rights and pursue legal recourse, should the Master Framework Agreement be unilaterally terminated by the enactment of the legislation.
Guarantees and Indemnities
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of June 30, 2019 and December 31, 2018, the unaudited condensed consolidated balance sheets include liabilities related to these guarantees of $63.2 million and $35.9 million, respectively. See Note 4, "Investments" for further detail.
Separately, related to our Kaiser indemnities, we have accrued $14.8 million and $14.7 million, in aggregate, as of June 30, 2019 and December 31, 2018, respectively. The maximum potential claims amount remaining for the Kaiser-related purchased tax credits was $90.9 million, based on foreign exchange rates as of June 30, 2019. Our Kaiser liabilities are discussed in further detail within Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report and did not significantly change during the first half of 2019.
13. Supplemental Guarantor Information
For purposes of this Note 13, including the tables, "Parent Issuer" shall mean MCBC. "Subsidiary Guarantors" shall mean certain Canadian and U.S. subsidiaries reflecting the substantial operations of each of our Canada and U.S. segments.
SEC Registered Securities
On May 3, 2012, MCBC issued $1.9 billion of senior notes, in a registered public offering, consisting of $300 million 2.0% senior notes due 2017 (subsequently repaid in the second quarter of 2017), $500 million 3.5% senior notes due 2022, and $1.1 billion 5.0% senior notes due 2042. Additionally, on July 7, 2016, MCBC issued the $500 million 1.45% senior notes due 2019 (subsequently repaid after the second quarter of 2019), $1.0 billion 2.10% senior notes due 2021, $2.0 billion 3.0% senior notes due 2026, $1.8 billion 4.2% senior notes due 2046 and EUR $800.0 million 1.25% senior notes due 2024, in a registered public offering. In December 2017, MCBC completed an exchange offer in which it issued publicly registered senior notes in exchange for its $500 million 1.90% senior notes due 2019 (subsequently repaid in the first quarter of 2019), $500 million 2.25% senior notes due 2020 and our EUR 500 million floating rate senior notes due 2019 (subsequently repaid in the first quarter of 2019), which were issued in private placement transactions in March 2017. "Parent Issuer" in the below tables is specifically referring to MCBC in its capacity as the issuer of these 2012, 2016 and 2017 issuances. These senior notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. Each of the Subsidiary Guarantors is 100% owned by the Parent Issuer. The guarantees are full and unconditional and joint and several.
None of our other outstanding debt is registered with the SEC, and such other outstanding debt is guaranteed on a senior unsecured basis by the Parent and/or Subsidiary Guarantors. These guarantees are full and unconditional and joint and several. See Note 8, "Debt" for details of all debt issued and outstanding as of June 30, 2019.
Presentation
In the first quarter of 2018, MillerCoors LLC, a subsidiary guarantor, declared a distribution of approximately $1.7 billion to MCBC, which was simultaneously non-cash settled via offset to an equal amount of payables that were owed by MCBC to MillerCoors LLC.
The following information sets forth the unaudited condensed consolidating statements of operations for the three and six months ended June 30, 2019 and June 30, 2018, unaudited condensed consolidating balance sheets as of June 30, 2019 and December 31, 2018, and unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2019 and June 30, 2018. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Issuer and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	June 30, 2019
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$38.3	$2,765.8	$988.9	$(173.0)	$3,620.0
Excise taxes	—	(380.2)	(291.5)	—	(671.7)
Net sales	38.3	2,385.6	697.4	(173.0)	2,948.3
Cost of goods sold	(2.4)	(1,398.4)	(479.9)	120.9	(1,759.8)
Gross profit	35.9	987.2	217.5	(52.1)	1,188.5
Marketing, general and administrative expenses	(71.5)	(565.6)	(184.7)	52.1	(769.7)
Special items, net	—	52.0	(2.1)	—	49.9
Equity income (loss) in subsidiaries	374.5	(66.7)	85.0	(392.8)	—
Operating income (loss)	338.9	406.9	115.7	(392.8)	468.7
Interest income (expense), net	(76.2)	88.3	(77.7)	—	(65.6)
Other pension and postretirement benefits (costs), net	—	1.1	7.3	—	8.4
Other income (expense), net	(0.1)	22.5	(33.3)	—	(10.9)
Income (loss) before income taxes	262.6	518.8	12.0	(392.8)	400.6
Income tax benefit (expense)	66.8	(143.8)	6.6	—	(70.4)
Net income (loss)	329.4	375.0	18.6	(392.8)	330.2
Net (income) loss attributable to noncontrolling interests	—	—	(0.8)	—	(0.8)
Net income (loss) attributable to MCBC	$329.4	$375.0	$17.8	$(392.8)	$329.4
Comprehensive income (loss) attributable to MCBC	$333.5	$424.0	$1.1	$(425.1)	$333.5

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN MILLIONS)
(UNAUDITED)

	Six Months Ended
	June 30, 2019
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$64.6	$4,975.1	$1,683.8	$(303.4)	$6,420.1
Excise taxes	—	(664.9)	(503.6)	—	(1,168.5)
Net sales	64.6	4,310.2	1,180.2	(303.4)	5,251.6
Cost of goods sold	(3.9)	(2,533.7)	(845.5)	210.3	(3,172.8)
Gross profit	60.7	1,776.5	334.7	(93.1)	2,078.8
Marketing, general and administrative expenses	(143.1)	(1,023.5)	(351.4)	93.1	(1,424.9)
Special items, net	(0.4)	43.6	(6.3)	—	36.9
Equity income (loss) in subsidiaries	619.8	(129.7)	79.1	(569.2)	—
Operating income (loss)	537.0	666.9	56.1	(569.2)	690.8
Interest income (expense), net	(153.6)	168.5	(153.8)	—	(138.9)
Other pension and postretirement benefits (costs), net	—	2.3	14.7	—	17.0
Other income (expense), net	(0.1)	(7.4)	20.5	—	13.0
Income (loss) before income taxes	383.3	830.3	(62.5)	(569.2)	581.9
Income tax benefit (expense)	97.5	(209.8)	9.7	—	(102.6)
Net income (loss)	480.8	620.5	(52.8)	(569.2)	479.3
Net (income) loss attributable to noncontrolling interests	—	—	1.5	—	1.5
Net income (loss) attributable to MCBC	$480.8	$620.5	$(51.3)	$(569.2)	$480.8
Comprehensive income (loss) attributable to MCBC	$527.0	$694.8	$(63.3)	$(631.5)	$527.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN MILLIONS)
(UNAUDITED)

	Six Months Ended
	June 30, 2018
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$4.9	$5,109.3	$1,822.3	$(248.0)	$6,688.5
Excise taxes	—	(707.8)	(564.0)	—	(1,271.8)
Net sales	4.9	4,401.5	1,258.3	(248.0)	5,416.7
Cost of goods sold	(1.0)	(2,626.7)	(885.5)	238.4	(3,274.8)
Gross profit	3.9	1,774.8	372.8	(9.6)	2,141.9
Marketing, general and administrative expenses	(131.1)	(977.3)	(327.0)	9.6	(1,425.8)
Special items, net	(0.4)	313.7	(9.0)	—	304.3
Equity income (loss) in subsidiaries	897.4	(79.6)	62.2	(880.0)	—
Operating income (loss)	769.8	1,031.6	99.0	(880.0)	1,020.4
Interest income (expense), net	(166.4)	166.8	(160.3)	—	(159.9)
Other pension and postretirement benefits (costs), net	—	3.0	16.9	—	19.9
Other income (expense), net	0.1	(40.3)	40.2	—	—
Income (loss) before income taxes	603.5	1,161.1	(4.2)	(880.0)	880.4
Income tax benefit (expense)	98.7	(263.2)	(2.6)	—	(167.1)
Net income (loss)	702.2	897.9	(6.8)	(880.0)	713.3
Net (income) loss attributable to noncontrolling interests	—	—	(11.1)	—	(11.1)
Net income (loss) attributable to MCBC	$702.2	$897.9	$(17.9)	$(880.0)	$702.2
Comprehensive income attributable to MCBC	$536.8	$712.5	$(94.3)	$(618.2)	$536.8

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
(IN MILLIONS)
(UNAUDITED)

	As of
	June 30, 2019
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12.2	$170.5	$307.5	$—	$490.2
Accounts receivable, net	—	534.3	398.0	—	932.3
Other receivables, net	73.2	72.2	30.4	—	175.8
Inventories, net	—	495.6	202.5	—	698.1
Other current assets, net	3.0	196.0	105.0	—	304.0
Intercompany accounts receivable	—	3,474.7	83.2	(3,557.9)	—
Total current assets	88.4	4,943.3	1,126.6	(3,557.9)	2,600.4
Properties, net	14.9	3,295.6	1,194.6	—	4,505.1
Goodwill	—	6,465.4	1,823.5	—	8,288.9
Other intangibles, net	5.0	11,816.3	1,946.1	—	13,767.4
Net investment in and advances to subsidiaries	26,267.4	3,559.1	4,835.4	(34,661.9)	—
Other assets	134.2	357.6	499.1	(91.1)	899.8
Total assets	$26,509.9	$30,437.3	$11,425.3	$(38,310.9)	$30,061.6
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$159.2	$1,944.4	$942.0	$—	$3,045.6
Current portion of long-term debt and short-term borrowings	998.8	1.5	34.4	—	1,034.7
Intercompany accounts payable	2,718.7	165.6	673.6	(3,557.9)	—
Total current liabilities	3,876.7	2,111.5	1,650.0	(3,557.9)	4,080.3
Long-term debt	7,261.7	1,183.0	73.2	—	8,517.9
Pension and postretirement benefits	3.4	709.8	12.3	—	725.5
Deferred tax liabilities	—	1,507.7	783.0	(91.1)	2,199.6
Other liabilities	122.2	188.1	83.0	—	393.3
Intercompany notes payable	1,347.6	17.1	6,131.5	(7,496.2)	—
Total liabilities	12,611.6	5,717.2	8,733.0	(11,145.2)	15,916.6
MCBC stockholders' equity	13,899.4	30,850.5	3,811.4	(34,661.9)	13,899.4
Intercompany notes receivable	(1.1)	(6,130.4)	(1,364.7)	7,496.2	—
Total stockholders' equity	13,898.3	24,720.1	2,446.7	(27,165.7)	13,899.4
Noncontrolling interests	—	—	245.6	—	245.6
Total equity	13,898.3	24,720.1	2,692.3	(27,165.7)	14,145.0
Total liabilities and equity	$26,509.9	$30,437.3	$11,425.3	$(38,310.9)	$30,061.6

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Six Months Ended
	June 30, 2019
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$663.1	$217.6	$(23.2)	$(29.5)	$828.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(5.1)	(186.0)	(119.4)	—	(310.5)
Proceeds from sales of properties and other assets	—	96.5	3.4	—	99.9
Other	46.2	0.2	(3.6)	—	42.8
Net intercompany investing activity	20.0	(9.5)	48.4	(58.9)	—
Net cash provided by (used in) investing activities	61.1	(98.8)	(71.2)	(58.9)	(167.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	1.4	—	—	—	1.4
Dividends paid	(163.0)	(29.5)	(14.4)	29.5	(177.4)
Payments on debt and borrowings	(1,066.3)	(0.2)	(4.3)	—	(1,070.8)
Net proceeds from (payments on) revolving credit facilities and commercial paper	—	—	(1.9)	—	(1.9)
Change in overdraft balances and other	(2.9)	(9.6)	25.3	—	12.8
Net intercompany financing activity	—	(69.3)	10.4	58.9	—
Net cash provided by (used in) financing activities	(1,230.8)	(108.6)	15.1	88.4	(1,235.9)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(506.6)	10.2	(79.3)	—	(575.7)
Effect of foreign exchange rate changes on cash and cash equivalents	3.0	4.2	0.8	—	8.0
Balance at beginning of year	515.8	156.1	386.0	—	1,057.9
Balance at end of period	$12.2	$170.5	$307.5	$—	$490.2

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in this Quarterly Report on Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 ("Annual Report"), as well as our unaudited condensed consolidated interim financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. Due to the seasonality of our operating results, quarterly financial results are not an appropriate basis from which to project annual results.
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
Summary of Consolidated Results of Operations
The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2019 and June 30, 2018. See Part I-Item 1. Financial Statements for additional details of our U.S. GAAP results.

	Three Months Ended			Six Months Ended
	June 30, 2019	June 30, 2018	% change	June 30, 2019	June 30, 2018	% change
	(In millions, except percentages and per share data)
Financial volume in hectoliters	25.811	27.745	(7.0)%	45.912	48.558	(5.4)%
Net sales	$2,948.3	$3,085.2	(4.4)%	$5,251.6	$5,416.7	(3.0)%
Net income (loss) attributable to MCBC	$329.4	$424.1	(22.3)%	$480.8	$702.2	(31.5)%
Net income (loss) attributable to MCBC per diluted share	$1.52	$1.96	(22.4)%	$2.22	$3.24	(31.5)%

Second Quarter 2019 Financial Highlights
During the second quarter of 2019, we recognized net income attributable to MCBC of $329.4 million, representing a decrease of $94.7 million versus the prior year. The decrease in net income attributable to MCBC was primarily driven by lower financial volume, unrealized mark-to-market losses in the current year compared to gains on our commodity positions in the prior year, higher inflation, higher marketing expenses including increased investments behind our brands to support premiumization and innovation initiatives, and decreased general and administrative benefits versus the prior year, partially offset by favorable net pricing, the $61.3 million gain on the sale of the Montreal brewery and cost savings. Net sales of approximately $2.9 billion in the second quarter of 2019 decreased 4.4% from the prior year, driven by volume declines largely due to industry declines and unfavorable foreign currency movements, partially offset by higher net pricing in all segments and positive global mix as a result of our continued focus on premiumizing our portfolio.
Regional financial highlights:

•
In our U.S. segment, income before income taxes decreased 10.0% to $401.0 million in the second quarter of 2019, compared to the prior year primarily driven by lower volume, cost inflation, as well as higher marketing, general and administrative expenses, partially offset by higher net pricing and cost savings.

•
In our Canada segment, income before income taxes increased 31.2% to $80.4 million in the second quarter of 2019, compared to the prior year, driven primarily by the $61.3 million gain on the sale of the Montreal brewery, partially offset by unrealized mark-to-market losses of approximately $15 million recognized on the HEXO Corp. ("HEXO") warrants received in connection with the formation of the Truss LP ("Truss") joint venture, the gross profit impacts of volume declines, mix and cost inflation, as well as increased marketing, general and administrative expenses.

•
In our Europe segment, income before income taxes decreased 35.7% to $55.8 million in the second quarter of 2019, compared to prior year, driven primarily by unfavorable weather and soft industry demand, lower volume due to challenging comparatives given the World Cup consumption in the second quarter of 2018, as well as commodity inflation, increased marketing investments, cycling a benefit from the partial reversal of bad debt provisions in the second quarter of 2018, and unfavorable foreign currency movements.

•
In our International segment, income before income taxes increased 92.3% to $2.5 million in the second quarter of 2019, compared to prior year, primarily driven by shifting to a more profitable business model in Mexico, lower special charges related to the exit of our China business, and lower general and administrative expenses, partially offset by lower volume and cost inflation.

See "Results of Operations" below for further analysis of our segment results.
Core brand highlights:

•	Global priority brand volume decreased 4.6% in the second quarter of 2019 versus 2018, due to declines across all segments.

•	Blue Moon Belgian White global brand volume increased 1.7% in the second quarter of 2019 versus 2018, driven by growth in Canada, International, and Europe, partially offset by declines in the U.S.

•	Carling brand volume in Europe decreased 6.7% during the second quarter of 2019 versus 2018, due to lower volumes in the U.K., the brand's primary market.

•
Coors global brand volume - Coors Light global brand volume decreased 7.3% during the second quarter of 2019 versus 2018. The overall volume decrease in the second quarter of 2019 was primarily driven by lower brand volume in the U.S., International, and Canada. Volumes in the U.S. were lower than prior year, although Coors Light gained shared of the U.S. premium light segment in the quarter. The declines in International were driven by higher net pricing in Mexico. The declines in Canada are primarily the result of industry declines due to ongoing competitive pressures in Quebec and Ontario and a continued shift in consumer preference to value brands in the West. Coors Banquet global brand volume decreased 4.3% during the second quarter of 2019 versus 2018 driven by the U.S. and Canada.

•
Miller global brand volume - Miller Lite global brand volumes decreased 1.2% during the second quarter of 2019 versus 2018, primarily driven by the U.S., partially offset by International and Canada. However, Miller Lite gained share of the U.S. premium light segment for the nineteenth consecutive quarter. Miller Genuine Draft global brand volume decreased 11.3% during the second quarter of 2019 versus 2018, due to decreases in all segments.

•
Molson Canadian brand volume in Canada decreased 9.0% during the second quarter of 2019 versus 2018, primarily driven by industry declines as well as share declines due to competitive pressures in the West and Ontario.

•	Staropramen global brand volume, including royalty volume, decreased 0.6% during the second quarter of 2019 versus 2018, driven by lower volumes in the brand's primary market.
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

	Three Months Ended			Six Months Ended
	June 30, 2019	June 30, 2018	% change	June 30, 2019	June 30, 2018	% change
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	25.811	27.745	(7.0)%	45.912	48.558	(5.4)%
Less: Contract brewing, wholesaler and non-beer volume	(2.129)	(2.277)	(6.5)%	(3.935)	(4.179)	(5.8)%
Add: Royalty volume	1.040	1.057	(1.6)%	1.777	1.773	0.2%
Add: STW to STR adjustment	(0.427)	(0.780)	(45.3)%	(1.264)	(1.306)	(3.2)%
Total worldwide brand volume	24.295	25.745	(5.6)%	42.490	44.846	(5.3)%
Our worldwide brand volume decreased 5.6% and 5.3% during the three and six months ended June 30, 2019 compared to prior year, primarily due to lower volume in all segments, partially as a result of industry declines as unfavorable weather conditions occurred across our primary geographies as well as cycling the benefit of higher consumption in Europe from the World Cup in the second quarter of 2018.

Net Sales Drivers
For the three months ended June 30, 2019 versus June 30, 2018, by segment (in percentages):

	Volume	Price, Product and Geography Mix	Currency	Other	Total
Consolidated	(7.0)%	4.4%	(1.5)%	(0.3)%	(4.4)%
U.S.	(7.0)%	4.4%	—%	(0.3)%	(2.9)%
Canada	(5.3)%	2.5%	(3.2)%	(0.1)%	(6.1)%
Europe	(6.9)%	4.8%	(5.7)%	(0.3)%	(8.1)%
International	(21.5)%	12.0%	(1.2)%	(2.6)%	(13.3)%

For the six months ended June 30, 2019 versus June 30, 2018, by segment (in percentages):

	Volume	Price, Product and Geography Mix	Currency	Other	Total
Consolidated	(5.4)%	4.3%	(1.6)%	(0.3)%	(3.0)%
U.S.	(5.5)%	4.4%	—%	(0.2)%	(1.3)%
Canada	(5.1)%	2.1%	(3.8)%	(0.1)%	(6.9)%
Europe	(5.1)%	5.6%	(6.4)%	(0.2)%	(6.1)%
International	(20.1)%	8.6%	(1.7)%	(1.6)%	(14.8)%

Income taxes

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Effective tax rate	18%	18%	18%	19%
Our effective tax rates during the second quarter and first half of 2019 remained consistent with the prior year comparable periods. The slight decrease in the rate during the first half of 2019 was primarily driven by the recognition of net discrete tax benefits in 2019 versus net discrete tax expense in 2018.
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
Refer to Part I - Item 1. Financial Statements, Note 6, "Income Tax" for additional details regarding our effective tax rate.

Results of Operations
United States Segment

	Three Months Ended			Six Months Ended
	June 30, 2019	June 30, 2018	% change	June 30, 2019	June 30, 2018	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)	17.053	18.338	(7.0)%	31.240	33.056	(5.5)%
Sales(1)	$2,277.1	$2,354.6	(3.3)%	$4,144.0	$4,216.3	(1.7)%
Excise taxes	(265.4)	(282.1)	(5.9)%	(473.1)	(496.0)	(4.6)%
Net sales(1)	2,011.7	2,072.5	(2.9)%	3,670.9	3,720.3	(1.3)%
Cost of goods sold(1)	(1,158.7)	(1,189.7)	(2.6)%	(2,169.0)	(2,179.8)	(0.5)%
Gross profit	853.0	882.8	(3.4)%	1,501.9	1,540.5	(2.5)%
Marketing, general and administrative expenses	(454.7)	(435.1)	4.5%	(830.3)	(828.2)	0.3%
Special items, net(2)	(1.7)	(3.3)	(48.5)%	(3.1)	(4.8)	(35.4)%
Operating income (loss)	396.6	444.4	(10.8)%	668.5	707.5	(5.5)%
Interest income (expense), net	4.3	1.6	168.8%	2.0	0.4	N/M
Other income (expense), net	0.1	(0.5)	N/M	(0.1)	(0.7)	(85.7)%
Income (loss) before income taxes	$401.0	$445.5	(10.0)%	$670.4	$707.2	(5.2)%
N/M = Not meaningful

(1)	Includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.

(2)	See Part I—Item 1. Financial Statements, Note 5, "Special Items" for detail of special items.
Significant events
Throughout 2018, U.S. financial volume, including shipment timing and distributor inventory levels, as well as financial results were impacted by brewery system implementations at our Golden, Colorado, Trenton, Ohio and Fort Worth, Texas breweries. Specifically, we saw strong financial volumes with increased shipments in the third quarter of 2018 preparing for the implementations, which led to lower shipments in the fourth quarter of 2018. The Milwaukee, Wisconsin brewery implementation occurred in the first quarter of 2019 and we continue to prepare for future implementations at our remaining breweries, including the implementation at our Albany, Georgia and Irwindale, California breweries, both of which are currently planned to occur in the second half of 2019. We currently expect such implementations to impact 2019 U.S. financial volume trends, including quarterly shipment timing and distributor inventory levels, as well as financial results and related 2018 comparisons.
The volatility of aluminum prices, inclusive of Midwest Premium, and freight and fuel costs continued to significantly impact our results during the first half of 2019. To the extent these prices continue to fluctuate, our business and financial results could be materially adversely impacted. We continue to monitor these risks and rely on our risk management hedging program to help mitigate price risk exposure for commodities including aluminum and fuel.
Volume and net sales
Brand volume decreased 4.8% for the three months ended June 30, 2019 and decreased 4.3%, on a trading day adjusted basis, for the six months ended June 30, 2019, compared to prior year, partially reflective of industry declines. STWs, excluding contract brewing volume, decreased 6.7% and 4.9% during the three and six months ended June 30, 2019, respectively, driven by lower brand volume and quarterly timing of wholesaler inventories as we expect brand volume and STW trends to largely converge on a full year basis.
Net sales per hectoliter on a brand volume basis increased 3.6% for both the three and six months ended June 30, 2019, compared to prior year, driven by higher net pricing. Net sales per hectoliter on a reported basis increased 4.4% for both the three and six months ended June 30, 2019 compared to prior year.

Cost of goods sold
Cost of goods sold per hectoliter for the three and six months ended June 30, 2019 increased 4.7% and 5.3%, respectively, compared to prior year, driven by inflation, volume deleverage, and increased packaging costs associated with our bottle furnace rebuild, partially offset by cost savings. Cost of goods sold per hectoliter for the six months ended June 30, 2019 was also negatively impacted by higher transportation costs.
Marketing, general and administrative expenses
Marketing, general and administrative expenses for the three and six months ended June 30, 2019 increased 4.5% and 0.3%, respectively, compared to prior year. For the three and six months ended June 30, 2019, the increases were due to higher marketing investment focused on our above premium and innovation brands as well as lower employee incentive expense in the prior year, partially offset by the incremental cost reductions related to the restructuring initiated in the third quarter of 2018.
Canada Segment

	Three Months Ended			Six Months Ended
	June 30, 2019	June 30, 2018	% change	June 30, 2019	June 30, 2018	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)	2.343	2.473	(5.3)%	3.967	4.180	(5.1)%
Sales(1)	$490.1	$524.6	(6.6)%	$830.8	$899.5	(7.6)%
Excise taxes	(117.1)	(127.2)	(7.9)%	(196.8)	(218.3)	(9.8)%
Net sales(1)	373.0	397.4	(6.1)%	634.0	681.2	(6.9)%
Cost of goods sold(1)	(232.1)	(235.7)	(1.5)%	(412.5)	(423.1)	(2.5)%
Gross profit	140.9	161.7	(12.9)%	221.5	258.1	(14.2)%
Marketing, general and administrative expenses	(99.8)	(94.3)	5.8%	(176.0)	(175.3)	0.4%
Special items, net(2)	53.5	(5.7)	N/M	45.9	(11.3)	N/M
Operating income (loss)	94.6	61.7	53.3%	91.4	71.5	27.8%
Other income (expense), net	(14.2)	(0.4)	N/M	10.8	(1.1)	N/M
Income (loss) before income taxes	$80.4	$61.3	31.2%	$102.2	$70.4	45.2%
N/M = Not meaningful

(1)	Includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.

(2)	See Part I-Item 1. Financial Statements, Note 5, "Special Items" for detail of special items.
Significant events
As part of our ongoing assessment and optimization of our Canadian supply chain network, we have incurred and continue to incur significant capital expenditures associated with the construction of the new brewery in Chilliwack, British Columbia, most of which we expect to be funded with the previously received proceeds from the sale of the Vancouver brewery in 2016. The transition of production to the new brewery in Chilliwack and final closure of the leased Vancouver brewery is currently expected to occur in the third quarter of 2019.
In further efforts to help optimize the Canada brewery network, in the third quarter of 2017, we announced a plan to build a more efficient and flexible brewery in the greater Montreal area. As a result of this decision, we are developing plans to transition out of our existing Montreal brewery, including the acquisition of land in Longueuil, Quebec. Additionally, during the second quarter of 2019, we completed the sale of our Montreal brewery for $96.2 million (CAD 126.0 million), resulting in a $61.3 million gain, which was recorded as a special item. In conjunction with the sale, we agreed to lease back the existing property to continue operations on an uninterrupted basis until the new brewery is operational, which is currently expected to occur in 2021. However, due to the uncertainty inherent in our estimates, the timing of the brewery closure is subject to change. We will continue to incur significant capital expenditures associated with the construction of the new brewery in Longueuil, Quebec.
In June 2019, the Ontario government adopted a bill that, if enacted, would terminate a 10-year Master Framework Agreement that was originally signed between the previous government administration and Molson Coors, Labatt Brewing

Company Limited, Sleeman Breweries Ltd., and Brewers Retail Inc. in 2015 and dictates the terms of the beer distribution and retail systems in Ontario through 2025. The government has not yet proclaimed the bill as law. The impacts of these potential legislative changes are unknown at this time, but could have a negative impact on the results of operations, cash flows and financial position of the Canada segment. While discussions remain ongoing with the government to reach a mutually agreeable alternative to the enactment of the law, the Company and the other Master Framework Agreement signatories are prepared to vigorously defend their rights and pursue legal recourse, should the Master Framework Agreement be unilaterally terminated by the enactment of the legislation. For additional information, see Part I—Item 1. Financial Statements, Note 12, "Commitments and Contingencies."
In June 2019, Health Canada released final regulations resulting in the legalization of new classes of cannabis products including edibles and cannabis infused beverages on October 17, 2019, with the first products available for sale on December 16, 2019, including the expected launch of products from our Truss joint venture.
Foreign currency impact on results
During the three and six months ended June 30, 2019, the CAD depreciated versus the USD on an average basis, resulting in a decrease of $0.6 million and $0.4 million, respectively, to our USD earnings before income taxes. Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Our Canada brand volume decreased 5.1% and 5.5% during the three and six months ended June 30, 2019, respectively, versus prior year, primarily due to industry declines.
Our net sales per hectoliter on a brand volume basis increased 2.7% and 2.4% in local currency during the three and six months ended June 30, 2019, respectively, compared to prior year, primarily driven by positive net pricing. For the six months ended June 30, 2019, this increase was also partially offset by unfavorable sales mix in the first quarter of 2019. Net sales per hectoliter on a reported basis in local currency increased 2.5% and 2.1% for the three and six months ended June 30, 2019, respectively, compared to prior year.
Cost of goods sold
Cost of goods sold per hectoliter in local currency increased 7.6% and 7.1% during the three and six months ended June 30, 2019, respectively, versus prior year, primarily driven by inflation and increased distribution costs, unfavorable sales mix, volume deleverage, and start-up costs associated with our new Chilliwack, British Columbia brewery, partially offset by cost savings.
Marketing, general and administrative expenses
Our marketing, general and administrative expenses increased 9.5% and 4.6% in local currency for the three and six months ended June 30, 2019, respectively, compared to prior year, primarily driven by higher marketing investments focused on Coors Light and Molson Canadian programming, our premiumization efforts, and modernization of our portfolio through innovations and Truss joint venture start-up costs. For the six months ended June 30, 2019, this increase was partially offset by lower employee-related expenses.
Other income (expense), net
For the three months ended June 30, 2019, other expense of $14.2 million was primarily driven by an unrealized mark-to-market loss of $15.0 million on the HEXO warrants received in connection with the formation of the Truss joint venture. For the six months ended June 30, 2019 other income of $10.8 million was primarily driven by an unrealized mark-to-market gain of $7.9 million on the HEXO warrants, as further detailed in Part I - Item 1. Financial Statements, Note 11, "Derivative Instruments and Hedging Activities."

Europe Segment

	Three Months Ended			Six Months Ended
	June 30, 2019	June 30, 2018	% change	June 30, 2019	June 30, 2018	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)	6.441	6.916	(6.9)%	10.745	11.320	(5.1)%
Sales(2)	$814.7	$893.9	(8.9)%	$1,378.8	$1,492.4	(7.6)%
Excise taxes	(276.2)	(307.8)	(10.3)%	(477.4)	(532.0)	(10.3)%
Net sales(2)	538.5	586.1	(8.1)%	901.4	960.4	(6.1)%
Cost of goods sold	(333.2)	(353.6)	(5.8)%	(585.3)	(621.3)	(5.8)%
Gross profit	205.3	232.5	(11.7)%	316.1	339.1	(6.8)%
Marketing, general and administrative expenses	(146.9)	(143.7)	2.2%	(279.2)	(274.1)	1.9%
Special items, net(3)	(1.6)	0.3	N/M	(4.9)	(4.8)	2.1%
Operating income (loss)	56.8	89.1	(36.3)%	32.0	60.2	(46.8)%
Interest income (expense), net	(1.5)	(1.4)	7.1%	(2.8)	(2.1)	33.3%
Other income (expense), net	0.5	(0.9)	N/M	(0.9)	(1.2)	(25.0)%
Income (loss) before income taxes	$55.8	$86.8	(35.7)%	$28.3	$56.9	(50.3)%
N/M = Not meaningful

(1)
Excludes royalty volume of 0.479 million hectoliters and 0.773 million hectoliters for the three and six months ended June 30, 2019, respectively, and excludes royalty volume of 0.490 million hectoliters and 0.796 million hectoliters for the three and six months ended June 30, 2018, respectively.

(2)	Includes gross inter-segment sales and volumes, which are eliminated in the consolidated totals.

(3)	See Part I-Item 1. Financial Statements, Note 5, "Special Items" for detail of special items.
Significant events
The U.K. was expected to leave the European Union on March 29, 2019. However, the exit date has been extended up to October 31, 2019. As a result, the terms of the withdrawal remain unknown, which subjects our Europe segment to regulatory and market uncertainty in the U.K. and in the rest of Europe. The GBP has recently become volatile as a result of ongoing government discussions leading up to the extended exit date. Any significant weakening of the GBP to the USD will have an adverse impact on our European revenues as reported in USD due to the significance of U.K. sales.
Foreign currency impact on results
Our Europe segment operates in numerous countries within Europe and each country's operations utilize distinct currencies. Foreign currency movements unfavorably impacted our Europe USD income before income taxes by $2.7 million and $1.9 million for the three and six months ended June 30, 2019, respectively. Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Our Europe brand volume decreased 6.5% and 4.9% for the three and six months ended June 30, 2019, respectively, compared to prior year, due to unfavorable weather and soft industry demand as well as cycling the benefit of higher consumption from the World Cup in the second quarter of 2018, coupled with planned declines in our low-margin value brands as we have increased our focus on our national champion and premium portfolios.
Net sales per hectoliter on a brand volume basis increased 4.3% and 5.7% in local currency for the three and six months ended June 30, 2019, respectively, compared to prior year, driven by positive net pricing and favorable sales mix. Net sales per hectoliter on a reported basis increased 4.8% and 5.6% in local currency for the three and six months ended June 30, 2019, respectively, compared to prior year.

Cost of goods sold
Cost of goods sold per hectoliter increased 7.5% and 6.0% in local currency in the three and six months ended June 30, 2019, respectively, versus prior year, primarily driven by inflation and volume deleverage.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 8.7% and 9.1% in local currency in the three and six months ended June 30, 2019, respectively, compared to prior year, primarily due to higher marketing investments focused on our national champion brands and premiumization initiatives, as well as cycling a benefit from the partial reversal of bad debt provisions in the second quarter of 2018.
International Segment

	Three Months Ended			Six Months Ended
	June 30, 2019	June 30, 2018	% change	June 30, 2019	June 30, 2018	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)	0.500	0.637	(21.5)%	0.925	1.157	(20.1)%
Sales	$71.9	$86.1	(16.5)%	$128.0	$150.9	(15.2)%
Excise taxes	(13.0)	(18.2)	(28.6)%	(21.2)	(25.5)	(16.9)%
Net sales	58.9	67.9	(13.3)%	106.8	125.4	(14.8)%
Cost of goods sold(2)	(37.0)	(44.1)	(16.1)%	(68.0)	(81.9)	(17.0)%
Gross profit	21.9	23.8	(8.0)%	38.8	43.5	(10.8)%
Marketing, general and administrative expenses	(19.2)	(20.6)	(6.8)%	(35.8)	(35.7)	0.3%
Special items, net(3)	(0.4)	(1.8)	(77.8)%	(0.8)	(2.8)	(71.4)%
Operating income (loss)	2.3	1.4	64.3%	2.2	5.0	(56.0)%
Other income (expense), net	0.2	(0.1)	N/M	—	—	—%
Income (loss) before income taxes	$2.5	$1.3	92.3%	$2.2	$5.0	(56.0)%
N/M = Not meaningful

(1)
Excludes royalty volume of 0.561 million hectoliters and 1.004 million hectoliters for the three and six months ended June 30, 2019, respectively, and excludes royalty volume of 0.567 million hectoliters and 0.977 million hectoliters for the three and six months ended June 30, 2018, respectively.

(2)	Includes gross inter-segment purchases, which are eliminated in the consolidated totals.

(3)	See Part I-Item 1. Financial Statements, Note 5, "Special Items" for detail of special items.
Foreign currency impact on results
Our International segment operates in numerous countries around the world and each country's operations utilize distinct currencies. Foreign currency movements did not impact our International segment's USD income before taxes for the three months ended June 30, 2019 and unfavorably impacted our International segment's USD income before income taxes by $0.7 million for the six months ended June 30, 2019. Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Our International brand volume decreased 11.9% and 9.6% in the three and six months ended June 30, 2019, respectively, compared to prior year, primarily driven by higher net pricing on Coors Light in Mexico along with supply chain constraints related to the general election in India, partially offset by double-digit growth in several of our focus markets. Brand volume for the six months ended June 30, 2019 was also negatively impacted by cycling a strong post hurricane result in Puerto Rico during the first quarter of 2018.
Net sales per hectoliter on a brand volume basis decreased 0.6% and 4.0% in local currency in the three and six months ended June 30, 2019, respectively, compared to prior year, driven by the shift to local production in Mexico, partially offset by positive net pricing and positive geographic shift in the second quarter of 2019. Net sales per hectoliter on a reported basis increased 12.0% and 8.6% in local currency for the three and six months ended June 30, 2019, respectively, compared to prior year.
Cost of goods sold
Cost of goods sold per hectoliter increased 7.8% and 5.1% in local currency for the three and six months ended June 30, 2019, respectively, compared to prior year, primarily driven by unfavorable sales mix and inflation, partially offset by a positive geographic shift in the second quarter of 2019.
Marketing, general and administrative expenses
Marketing, general and administrative expense decreased 5.3% and increased 2.0% in local currency in the three and six months ended June 30, 2019, respectively, compared to prior year. For the three months ended June 30, 2019, the decrease was driven by lower overhead costs, partially offset by higher marketing investments behind our focus brands. For the six months ended June 30, 2019, the increase is driven by cycling the $2.0 million of settlement proceeds received related to our Colombia business in the first quarter of 2018, partially offset by lower overhead costs in the current year.
Corporate

	Three Months Ended			Six Months Ended
	June 30, 2019	June 30, 2018	% change	June 30, 2019	June 30, 2018	% change
	(In millions, except percentages)
Financial volume in hectoliters	—	—	—%	—	—	—%
Sales	$0.3	$0.3	—%	$0.5	$0.5	—%
Excise taxes	—	—	—%	—	—	—%
Net sales	0.3	0.3	—%	0.5	0.5	—%
Cost of goods sold	(32.9)	45.0	N/M	—	(39.8)	(100.0)%
Gross profit	(32.6)	45.3	N/M	0.5	(39.3)	N/M
Marketing, general and administrative expenses	(49.1)	(51.0)	(3.7)%	(103.6)	(112.5)	(7.9)%
Special items, net(1)	0.1	—	N/M	(0.2)	328.0	N/M
Operating income (loss)	(81.6)	(5.7)	N/M	(103.3)	176.2	N/M
Interest expense, net	(68.4)	(76.9)	(11.1)%	(138.1)	(158.2)	(12.7)%
Other pension and postretirement benefits (costs), net	8.4	9.9	(15.2)%	17.0	19.9	(14.6)%
Other income (expense), net	2.5	0.8	N/M	3.2	3.0	6.7%
Income (loss) before income taxes	$(139.1)	$(71.9)	93.5%	$(221.2)	$40.9	N/M
N/M = Not meaningful

(1)	See Part I-Item 1. Financial Statements, Note 5, "Special Items" for detail of special items.
Cost of goods sold
The unrealized changes in fair value on our commodity swaps, which are economic hedges, are recorded as cost of goods sold within our Corporate business activities. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. Lower commodity market prices relative to our hedged positions on our commodity swaps drove a total unrealized mark-to-market loss of $31.2 million recognized in cost of goods sold for the three months ended June 30, 2019, as compared to an unrealized mark-to-market gain of $45.1 million recognized in cost of goods sold for the three months ended June 30, 2018. Higher commodity market prices relative to our hedged positions on our commodity swaps drove a total unrealized mark-to-market gain of $2.9 million recognized in cost of goods sold for the six months ended June 30, 2019, as compared to an unrealized mark-to-market loss of $39.6 million recognized in cost of goods sold for the six months ended June 30, 2018.

Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased in the three and six months ended June 30, 2019, primarily due to higher integration costs recognized in the prior year. Specifically, we recorded integration costs of $4.4 million and $11.7 million for the three and six months ended June 30, 2019, respectively, and for the three and six months ended June 30, 2018, we recorded integration costs of $7.7 million and $16.5 million, respectively, within marketing, general and administrative expense. For the six months ended June 30, 2019, the decrease was also due to lower overhead costs in the current year.
Interest expense, net
Net interest expense decreased for the three and six months ended June 30, 2019 compared to the prior year, primarily driven by the repayment of debt as part of our deleveraging commitments as well as risk management strategies to reduce interest expense. See Part I—Item 1. Financial Statements, Note 8, "Debt" and Note 11, "Derivative Instruments and Hedging Activities" for further details.
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
A significant portion of our cash flows from operating activities is generated outside the U.S. in currencies other than USD. As of June 30, 2019, approximately 89% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. We accrue for tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue taxes. However, we will continue to assess the impact of the 2017 Tax Act on the tax consequences of future repatriations. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. We believe these financing arrangements, along with the cash generated from the operations of our U.S. segment, are sufficient to fund our current cash needs in the U.S.
Cash Flows and Use of Cash
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. "Risk Factors" in our Annual Report.
Cash Flows from Operating Activities
Net cash provided by operating activities of $828.0 million for the six months ended June 30, 2019 decreased by $469.8 million compared to the six months ended June 30, 2018. This decrease is primarily driven by cycling the proceeds received during the first quarter of 2018 of $328.0 million related to the Adjustment Amount (as defined and further discussed in Part I—Item 1. Financial Statements, Note 5, "Special Items"), as well as lower net income adjusted for non-cash add backs and higher cash paid for taxes, partially offset by lower interest paid in the first six months of 2019.
Cash Flows from Investing Activities
Net cash used in investing activities of $167.8 million for the six months ended June 30, 2019 decreased by $229.4 million compared to the six months ended June 30, 2018, driven primarily by the receipt of $94.2 million of net proceeds from the sale of our Montreal brewery during the second quarter of 2019, lower capital expenditures and net cash inflows from other investing activities compared to outflows in the prior year, including the proceeds received from the voluntary settlement of our cross currency swaps during the second quarter of 2019, and higher cash paid for acquisitions in the prior year.
Cash Flows from Financing Activities
Net cash used in financing activities was approximately $1.2 billion for the six months ended June 30, 2019 compared to $524.7 million for the six months ended June 30, 2018. This increase was primarily driven by the repayment of senior notes during the six months ended June 30, 2019, compared to the repayment of borrowings under our commercial paper program during the six months ended June 30, 2018.

Capital Resources
Cash and Cash Equivalents
As of June 30, 2019, we had total cash and cash equivalents of $490.2 million, compared to approximately $1.1 billion as of December 31, 2018 and $792.9 million as of June 30, 2018. The decrease in cash and cash equivalents from both prior periods was primarily driven by debt repayments, capital expenditures and dividend payments, partially offset by cash generated from operating activities and proceeds received from the sale of our Montreal brewery and from the voluntary settlement of our cross currency swaps during the second quarter of 2019.
Borrowings
During the first quarter of 2019, we repaid our EUR 500 million variable rate notes and our $500 million 1.90% notes, both of which matured in March 2019. Additionally, on July 15, 2019, we repaid our $500 million 1.45% notes through a combination of cash on hand and proceeds from net commercial paper issuances in July of approximately $400 million. Notional amounts below are presented in USD based on the applicable exchange rate as of June 30, 2019. Refer to Part I—Item 1. Financial Statements, Note 8, "Debt" for details regarding the $500 million and $400 million cross currency swaps on our $500 million 2.25% senior notes due 2020 and on a portion of our $1.0 billion 2.1% senior notes due 2021, respectively, which economically converted a portion of these notes to EUR denominated.

The impact of the reclassification of finance leases to debt is included in the "other" column in the table above. See Part I—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for further details.
Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on our revolving credit facility if the need arises. As of June 30, 2019 and December 31, 2018, we had $1.5 billion available to draw on our $1.5 billion revolving credit facility, as there were no outstanding borrowings on the revolving credit facility nor was there any outstanding commercial paper. Subsequent to quarter end, we extended the maturity date of our revolving credit facility by one year to July 7, 2024. In addition, we intend to further utilize our cross-border, cross currency cash pool as well as our commercial paper program for liquidity as needed. We also have JPY overdraft facilities, and CAD, GBP and USD lines of credit with several banks should we need additional short-term liquidity.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include customary events of default and specified representations, warranties and covenants, as well as covenants that restrict our ability to incur certain additional priority indebtedness (certain thresholds of secured consolidated net tangible assets), certain leverage threshold percentages, create or permit liens on assets, and restrictions on mergers, acquisitions, and certain types of sale lease-back transactions. Additionally, under the $1.5 billion revolving credit facility, the maximum leverage ratio, as defined by the revolving credit facility agreement, is 4.75x net debt to EBITDA, with a decline to 4.00x net debt to EBITDA as of the last day of the fiscal quarter ending December 31, 2020. As of June 30, 2019, we were in compliance with all of these restrictions, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of June 30, 2019 rank pari-passu.
See Part I—Item 1. Financial Statements, Note 8, "Debt" for a complete discussion and presentation of all borrowings and available sources of borrowing, including lines of credit.
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

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Weighted-Average Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.33	1.30	1.33	1.29
Euro (EUR)	0.89	0.83	0.89	0.82
British Pound (GBP)	0.78	0.73	0.78	0.73
Czech Koruna (CZK)	22.69	21.93	22.67	21.66
Croatian Kuna (HRK)	6.56	6.31	6.56	6.28
Serbian Dinar (RSD)	104.46	99.17	104.11	96.83
Romanian Leu (RON)	4.22	3.95	4.18	3.89
Bulgarian Lev (BGN)	1.74	1.64	1.73	1.62
Hungarian Forint (HUF)	286.00	264.65	284.89	254.16

	As of
	June 30, 2019	December 31, 2018
Closing Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.31	1.36
Euro (EUR)	0.88	0.87
British Pound (GBP)	0.79	0.78
Czech Koruna (CZK)	22.36	22.43
Croatian Kuna (HRK)	6.51	6.46
Serbian Dinar (RSD)	103.73	103.20
Romanian Leu (RON)	4.16	4.06
Bulgarian Lev (BGN)	1.72	1.71
Hungarian Forint (HUF)	284.10	279.94
The weighted-average exchange rates in the above table have been calculated based on the average of the foreign exchange rates during the relevant period and have been weighted according to the foreign denominated earnings before interest and taxes of the USD equivalent.

Capital Expenditures
We incurred $243.5 million, and have paid $310.5 million, for capital improvement projects worldwide in the six months ended June 30, 2019, excluding capital spending by equity method joint ventures, representing a decrease of $22.1 million from the $265.6 million of capital expenditures incurred in the six months ended June 30, 2018. This decrease is primarily due to the timing of projects as we currently expect to incur total capital expenditures of approximately $700 million for full year 2019, based on foreign exchange rates as of June 30, 2019. This expectation includes capital expenditures associated with the construction of our new Chilliwack, British Columbia brewery, expected to be completed in the third quarter of 2019, and new Longueuil, Quebec brewery, which is currently underway and not expected to be completed until 2021.
We continue to focus on where and how we employ our planned capital expenditures, specifically strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.
Contractual Obligations and Commercial Commitments
There were no material changes to our contractual obligations and commercial commitments outside the ordinary course of business or due to factors similar in nature to inflation, changing prices on operations or changes in the remaining terms of the contracts since December 31, 2018, as reported in Part II - Item 7. Management's Discussion and Analysis, Contractual Obligations and Commercial Commitments in our Annual Report, with the exception of the repayment of our $500 million 1.90% notes and EUR 500 million notes during the first quarter of 2019, and the repayment of our $500 million 1.45% notes in July 2019.
Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. See Part I - Item 1. Financial Statements, Note 12, "Commitments and Contingencies" for further discussion.
Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. See Part I—Item 1. Financial Statements, Note 12, "Commitments and Contingencies" for further discussion.

Off-Balance Sheet Arrangements
Refer to Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report for discussion of off-balance sheet arrangements. As of June 30, 2019, we did not have any other material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook for 2019
We continue to realize strong pricing across our business units, giving us more fuel for brand investment, which is increasing to energize our core brands, premiumize and modernize our portfolio. We expect bolt-on acquisitions to continue to aid in premiumization. We are also improving our intensity behind disruptive growth - premiumizing and extending, using new and existing brands to meet the expanding array of consumer tastes and occasions. Disruption also features in our route to market, presenting new service opportunities and revenue streams, as we step change our digital and e-commerce capabilities across our business. We plan to intensify our focus on better top-line performance, strengthen our balance sheet, return cash to shareholders, and invest in brand-led opportunities through acquisitions and internal investment all within the context of our capital allocation framework.

In the U.S., in terms of our core brands, we saw strong premium light share growth and we expect this to accelerate where our new Coors Light "Made to Chill" advertising has just launched. In terms of premiumization, although package mix trended unfavorably, this was partially offset by brand mix which was positive for the first time since early 2018. Drivers of our premiumization progress included Cape Line, Blue Moon Belgian White, Peroni, Henry's Hard Sparkling, Arnold Palmer Spiked, and the Sol trademark. In hard seltzers, we are committed to building on our performance, adding offerings in the segment, reflecting our confidence in the Henry's brand and hard seltzer segment. We continue to be a leader in category management in the U.S., as evidenced by a first place result among beer suppliers in the most recent annual Advantage survey and another first place on-premise result in the most recent annual CM Profit Group survey. We plan to continue to improve our intensity behind disruptive growth as demonstrated by strong double-digit growth for Peroni, early success with Cape Line sparking cocktails, encouraging test market performance from Saint Archer Gold our premium light craft lager, Movo wine spritzers and the pending test of La Colombe hard coffees in select markets, as well as the strong growth of Sol Chelada following its national introduction earlier this year.

In Canada, we benefited from the continued strong performance of Belgian Moon and Miller Lite. Belgian Moon is also driving premiumization and the performance of Coors Slice, Aquarelle Hard Seltzer, and Bella Amari are examples of how we plan to continue to improve our intensity behind disruptive growth in Canada. We are also excited about the disruptive potential of Truss, which remains on track for a national launch of non-alcoholic cannabis infused beverages when they are legalized in Canada later this year. We continue to help customers drive category growth, as evidenced by our achievement of the partner of the year award with the Liquor Control Board of Ontario. Further, we have begun brewing trials in our new brewery in Chilliwack, British Columbia, recently completed the sale of our Montreal property, and are in the early stages of building a state-of-the-art brewery in Longueuil, Quebec. These are important milestones in our progress of monetizing and modernizing our brewery footprint in Canada and these network upgrades are expected to deliver a number of benefits, including more flexible capacity to meet demand, lower unit operating costs, and increased supply chain efficiency.

In Europe, our premiumization performance was driven by Staropramen and Pravha which contributed to positive global mix. We recently completed the purchases of Pardubicky Pivovar in the Czech Republic and Hop Stuff brewery in London, which we also expect to aid in premiumization. We also benefited from the continued strong performance of Blue Moon and Staropramen. Additionally, we are seeing strong growth in both major channels in our Net Promoter Score.

In International, we saw the continued strong performance from Miller Lite and Blue Moon. We are also improving our intensity behind disruptive growth as our portfolio is benefiting from continued expansion of Blue Moon, which is now available in more than 20 International markets.
Interest
We anticipate 2019 consolidated net interest expense of approximately $300 million, based on foreign exchange as of June 30, 2019.
Tax
We expect our effective tax rate to be in the range of 18% to 22% for 2019, which remains subject to additional definitive guidance from the U.S. government regarding the implementation of the 2017 Tax Act. Our preliminary expectation for our long-term effective tax rate (after 2019) is in the range of 20% to 24%.
Deleverage & Dividends
We remain committed to maintaining our investment grade debt rating and we intend to continue to deleverage further in 2019 in accordance with our plans. We have suspended our share repurchase program as we continue to pay down debt which we plan to revisit as we further deleverage. Our next quarterly dividend, declared at $0.57 and payable September 13, 2019, brings our dividend in-line with our ongoing target of 20% to 25% of prior fiscal year EBITDA.

Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first half of 2019. See Part I—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for discussion of recently adopted accounting pronouncements. See also Part I—Item 1. Financial Statements, Note 7, "Goodwill and Intangible Assets" for discussion of the results of the 2018 annual impairment testing analysis and the related risks to our indefinite-lived intangible brand assets and goodwill amounts associated with our reporting units.

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
For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Item 1. Financial Statements, Note 11, "Derivative Instruments and Hedging Activities." On a rolling twelve-month basis, maturities of derivative financial instruments held on June 30, 2019 based on foreign exchange rates as of June 30, 2019 are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$(100.5)	$(30.1)	$(16.7)	$—	$(53.7)
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
The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolio, with the exception of interest rate risk to our forward starting interest rate swaps in which we have applied an absolute 1% adverse change to the respective instrument's interest rate:

	As of
	June 30, 2019	December 31, 2018
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(34.4)	$(35.1)
Foreign currency denominated debt	$(196.9)	$(249.3)
Cross currency swaps	$(91.9)	$(43.3)
Interest rate risk:
Debt	$(271.7)	$(302.1)
Forward starting interest rate swaps	$(147.1)	$(126.2)
Commodity price risk:
Commodity swaps	$(64.8)	$(77.5)
Commodity options	$—	$—
Equity price risk:
Warrants	$(4.6)	$(2.8)
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
For information regarding litigation, other disputes and environmental and regulatory proceedings see Part I—Item 1. Financial Statements, Note 12, "Commitments and Contingencies."
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
The following are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q:
(a)   Exhibits

Exhibit Number	Document Description
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheets, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Stockholders' Equity and Noncontrolling Interests, (vi) the Notes to Unaudited Condensed Consolidated Financial Statements, and (vii) document and entity information.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ BRIAN C. TABOLT
Brian C. Tabolt Vice President and Controller (Principal Accounting Officer) July 31, 2019