Form 10-Q
period 2019-09-30
MOLSON COORS BREWING CO
filed 2019-10-30
CIK 24545

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2019

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
Large Accelerated Filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 24, 2019:
Class A Common Stock — 2,560,668 shares
Class B Common Stock — 196,248,959 shares
Exchangeable shares:
As of October 24, 2019, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares — 2,725,180 shares
Class B Exchangeable shares — 14,825,985 shares
The Class A exchangeable shares and Class B exchangeable shares are shares of the share capital in Molson Coors Canada Inc., a wholly-owned subsidiary of the registrant. They are publicly traded on the Toronto Stock Exchange under the symbols TPX.A and TPX.B, respectively. These shares are intended to provide substantially the same economic and voting rights as the corresponding class of Molson Coors common stock in which they may be exchanged. In addition to the registered Class A common stock and the Class B common stock, the registrant has also issued and outstanding one share each of a Special Class A voting stock and Special Class B voting stock. The Special Class A voting stock and the Special Class B voting stock provide the mechanism for holders of Class A exchangeable shares and Class B exchangeable shares to be provided instructions to vote with the holders of the Class A common stock and the Class B common stock, respectively. The holders of the Special Class A voting stock and Special Class B voting stock are entitled to one vote for each outstanding Class A exchangeable share and Class B exchangeable share, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The Special Class A voting stock and Special Class B voting stock are subject to a voting trust arrangement. The trustee which holds the Special Class A voting stock and the Special Class B voting stock is required to cast a number of votes equal to the number of then-outstanding Class A exchangeable shares and Class B exchangeable shares, respectively, but will only cast a number of votes equal to the number of Class A exchangeable shares and Class B exchangeable shares as to which it has received voting instructions from the owners of record of those Class A exchangeable shares and Class B exchangeable shares, other than the registrant or its subsidiaries, respectively, on the record date, and will cast the votes in accordance with such instructions so received.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

Glossary of Terms and Abbreviations

AOCI	Accumulated other comprehensive income (loss)
CAD	Canadian dollar
CZK	Czech Koruna
DBRS	A global credit rating agency in Toronto
EBITDA	Earnings before interest, tax, depreciation and amortization
EPS	Earnings per share
EUR	Euro
FASB	Financial Accounting Standards Board
GBP	British Pound
HRK	Croatian Kuna
JPY	Japanese Yen
Moody’s	Moody’s Investors Service Limited, a nationally recognized statistical rating organization designated by the SEC
OCI	Other comprehensive income (loss)
OPEB	Other postretirement benefit plans
PSUs	Performance share units
RSD	Serbian Dinar
SEC	Securities and Exchange Commission
Standard & Poor’s	Standard and Poor’s Ratings Services, a nationally recognized statistical rating organization designated by the SEC
STRs	Sales-to-retailers
STWs	Sales-to-wholesalers
2017 Tax Act	U.S. Tax Cuts and Jobs Act
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the U.S.
USD or $	U.S. dollar
VIEs	Variable interest entities

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under the heading "Outlook" therein, overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, including 2019 revitalization plan and the estimated range of related restructuring charges and timing of cash charges, anticipated results, expectations for funding future capital expenditures and operations, expectations regarding future dividends, debt service capabilities, timing and amounts of debt and leverage levels, shipment levels and profitability, market share and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies," and variations of such words and similar expressions are intended to identify forward-looking statements.
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

PART I. FINANCIAL INFORMATION

ITEM 1.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Sales	$3,498.0	$3,625.1	$9,918.1	$10,313.6
Excise taxes	(656.4)	(690.9)	(1,824.9)	(1,962.7)
Net sales	2,841.6	2,934.2	8,093.2	8,350.9
Cost of goods sold	(1,685.4)	(1,714.0)	(4,858.2)	(4,988.8)
Gross profit	1,156.2	1,220.2	3,235.0	3,362.1
Marketing, general and administrative expenses	(690.2)	(713.9)	(2,115.1)	(2,139.7)
Special items, net	(703.3)	(36.6)	(666.4)	267.7
Operating income (loss)	(237.3)	469.7	453.5	1,490.1
Interest income (expense), net	(65.6)	(67.4)	(204.5)	(227.3)
Other pension and postretirement benefits (costs), net	8.0	7.6	25.0	27.5
Other income (expense), net	(13.7)	0.2	(0.7)	0.2
Income (loss) before income taxes	(308.6)	410.1	273.3	1,290.5
Income tax benefit (expense)	(90.7)	(64.5)	(193.3)	(231.6)
Net income (loss)	(399.3)	345.6	80.0	1,058.9
Net (income) loss attributable to noncontrolling interests	(3.5)	(7.3)	(2.0)	(18.4)
Net income (loss) attributable to Molson Coors Brewing Company	$(402.8)	$338.3	$78.0	$1,040.5

Net income (loss) attributable to Molson Coors Brewing Company per share:
Basic	$(1.86)	$1.57	$0.36	$4.82
Diluted	$(1.86)	$1.56	$0.36	$4.80

Weighted-average shares outstanding:
Basic	216.6	216.0	216.6	215.9
Dilutive effect of share-based awards	—	0.6	0.3	0.7
Diluted	216.6	216.6	216.9	216.6

Anti-dilutive securities excluded from the computation of diluted EPS	1.6	0.9	1.3	0.9
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income (loss) including noncontrolling interests	$(399.3)	$345.6	$80.0	$1,058.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(144.8)	17.2	(31.2)	(163.7)
Unrealized gain (loss) on derivative instruments	(55.8)	9.6	(123.8)	20.0
Reclassification of derivative (gain) loss to income	0.2	0.2	—	2.0
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	(0.8)	1.1	(1.9)	4.1
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	0.5	0.6	2.3	0.1
Total other comprehensive income (loss), net of tax	(200.7)	28.7	(154.6)	(137.5)
Comprehensive income (loss)	(600.0)	374.3	(74.6)	921.4
Comprehensive (income) loss attributable to noncontrolling interests	(2.5)	(7.0)	(0.9)	(17.3)
Comprehensive income (loss) attributable to Molson Coors Brewing Company	$(602.5)	$367.3	$(75.5)	$904.1
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT PAR VALUE) (UNAUDITED)

	As of
	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$410.2	$1,057.9
Accounts receivable, net	821.5	744.4
Other receivables, net	129.1	126.6
Inventories, net	642.8	591.8
Other current assets, net	283.3	245.6
Total current assets	2,286.9	2,766.3
Properties, net	4,432.0	4,608.3
Goodwill	7,549.2	8,260.8
Other intangibles, net	13,587.2	13,776.4
Other assets	896.3	698.0
Total assets	$28,751.6	$30,109.8
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$2,694.8	$2,706.4
Current portion of long-term debt and short-term borrowings	1,193.8	1,594.5
Total current liabilities	3,888.6	4,300.9
Long-term debt	8,058.5	8,893.8
Pension and postretirement benefits	715.7	726.6
Deferred tax liabilities	2,214.1	2,128.9
Other liabilities	468.2	323.8
Total liabilities	15,345.1	16,374.0
Commitments and contingencies (Note 12)
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value per share (authorized: 500.0 shares; issued: 205.7 shares and 205.4 shares, respectively)	2.1	2.0
Class A exchangeable shares, no par value (issued and outstanding: 2.7 shares and 2.8 shares, respectively)	102.5	103.2
Class B exchangeable shares, no par value (issued and outstanding: 14.8 shares and 14.8 shares, respectively)	557.8	557.6
Paid-in capital	6,772.9	6,773.1
Retained earnings	7,576.8	7,692.9
Accumulated other comprehensive income (loss)	(1,378.3)	(1,150.0)
Class B common stock held in treasury at cost (9.5 shares and 9.5 shares, respectively)	(471.4)	(471.4)
Total Molson Coors Brewing Company stockholders' equity	13,162.4	13,507.4
Noncontrolling interests	244.1	228.4
Total equity	13,406.5	13,735.8
Total liabilities and equity	$28,751.6	$30,109.8
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$80.0	$1,058.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	641.4	644.2
Amortization of debt issuance costs and discounts	11.2	10.0
Share-based compensation	7.5	33.8
(Gain) loss on sale or impairment of properties and other assets, net	630.6	0.2
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	16.2	61.2
Income tax (benefit) expense	193.3	231.6
Income tax (paid) received	(50.3)	11.2
Interest expense, excluding interest amortization	207.0	231.8
Interest paid	(249.5)	(273.1)
Change in current assets and liabilities and other	(199.2)	(218.4)
Net cash provided by (used in) operating activities	1,288.2	1,791.4
Cash flows from investing activities:
Additions to properties	(457.3)	(491.0)
Proceeds from sales of properties and other assets	101.0	7.5
Other	37.3	(50.0)
Net cash provided by (used in) investing activities	(319.0)	(533.5)
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	1.5	6.7
Dividends paid	(300.9)	(265.6)
Payments on debt and borrowings	(1,575.9)	(310.2)
Net proceeds from (payments on) revolving credit facilities and commercial paper	262.9	(374.8)
Change in overdraft balances and other	(1.2)	20.5
Net cash provided by (used in) financing activities	(1,613.6)	(923.4)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(644.4)	334.5
Effect of foreign exchange rate changes on cash and cash equivalents	(3.3)	(3.0)
Balance at beginning of year	1,057.9	418.6
Balance at end of period	$410.2	$750.1
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)
(UNAUDITED)

		Molson Coors Brewing Company Stockholders' Equity
								Accumulated	Common Stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of June 30, 2018	$13,548.9	$—	$2.0	$107.7	$553.2	$6,707.0	$7,455.8	$(1,025.4)	$(471.4)	$220.0
Exchange of shares	—	—	—	(4.3)	4.2	0.1	—	—	—	—
Shares issued under equity compensation plan	0.1	—	—	—	—	0.1	—	—	—	—
Amortization of share-based compensation	8.7	—	—	—	—	8.7	—	—	—	—
Purchase of noncontrolling interest	(0.1)	—	—	—	—	—	—	—	—	(0.1)
Net income (loss) including noncontrolling interests	345.6	—	—	—	—	—	338.3	—	—	7.3
Other comprehensive income (loss), net of tax	28.7	—	—	—	—	—	—	29.0	—	(0.3)
Contributions from noncontrolling interests	8.0	—	—	—	—	—	—	—	—	8.0
Distributions and dividends to noncontrolling interests	(9.0)	—	—	—	—	—	—	—	—	(9.0)
Dividends declared and paid - $0.41 per share	(88.6)	—	—	—	—	—	(88.6)	—	—	—
As of September 30, 2018	$13,842.3	$—	$2.0	$103.4	$557.4	$6,715.9	$7,705.5	$(996.4)	$(471.4)	$225.9

		Molson Coors Brewing Company Stockholders' Equity
								Accumulated	Common Stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of June 30, 2019	$14,145.0	$—	$2.1	$103.0	$557.9	$6,783.3	$8,103.1	$(1,178.6)	$(471.4)	$245.6
Exchange of shares	—	—	—	(0.5)	(0.1)	0.6	—	—	—	—
Amortization of share-based compensation	(11.0)	—	—	—	—	(11.0)	—	—	—	—
Purchase of noncontrolling interest	(0.1)	—	—	—	—	—	—	—	—	(0.1)
Deconsolidation of VIE	(1.5)	—	—	—	—	—	—	—	—	(1.5)
Net income (loss) including noncontrolling interests	(399.3)	—	—	—	—	—	(402.8)	—	—	3.5
Other comprehensive income (loss), net of tax	(200.7)	—	—	—	—	—	—	(199.7)	—	(1.0)
Contributions from noncontrolling interests	3.9	—	—	—	—	—	—	—	—	3.9
Distributions and dividends to noncontrolling interests	(6.3)	—	—	—	—	—	—	—	—	(6.3)
Dividends declared and paid - $0.57 per share	(123.5)	—	—	—	—	—	(123.5)	—	—	—
As of September 30, 2019	$13,406.5	$—	$2.1	$102.5	$557.8	$6,772.9	$7,576.8	$(1,378.3)	$(471.4)	$244.1
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)
(UNAUDITED)

		Molson Coors Brewing Company Stockholders' Equity
								Accumulated	Common Stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of December 31, 2017	$13,187.3	$—	$2.0	$107.7	$553.2	$6,688.5	$6,958.4	$(860.0)	$(471.4)	$208.9
Exchange of shares	—	—	—	(4.3)	4.2	0.1	—	—	—	—
Shares issued under equity compensation plan	(6.3)	—	—	—	—	(6.3)	—	—	—	—
Amortization of share-based compensation	33.6	—	—	—	—	33.6	—	—	—	—
Purchase of noncontrolling interest	(0.2)	—	—	—	—	—	—	—	—	(0.2)
Net income (loss) including noncontrolling interests	1,058.9	—	—	—	—	—	1,040.5	—	—	18.4
Other comprehensive income (loss), net of tax	(137.5)	—	—	—	—	—	—	(136.4)	—	(1.1)
Adoption of new accounting pronouncement	(27.8)	—	—	—	—	—	(27.8)	—	—	—
Contributions from noncontrolling interests	14.4	—	—	—	—	—	—	—	—	14.4
Distributions and dividends to noncontrolling interests	(14.5)	—	—	—	—	—	—	—	—	(14.5)
Dividends declared and paid - $1.23 per share	(265.6)	—	—	—	—	—	(265.6)	—	—	—
As of September 30, 2018	$13,842.3	$—	$2.0	$103.4	$557.4	$6,715.9	$7,705.5	$(996.4)	$(471.4)	$225.9

		Molson Coors Brewing Company Stockholders' Equity
								Accumulated	Common Stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of December 31, 2018	$13,735.8	$—	$2.0	$103.2	$557.6	$6,773.1	$7,692.9	$(1,150.0)	$(471.4)	$228.4
Exchange of shares	—	—	—	(0.7)	0.2	0.5	—	—	—	—
Shares issued under equity compensation plan	(7.9)	—	0.1	—	—	(8.0)	—	—	—	—
Amortization of share-based compensation	7.3	—	—	—	—	7.3	—	—	—	—
Acquisition of business and purchase of noncontrolling interest	0.6	—	—	—	—	—	—	—	—	0.6
Deconsolidation of VIE	(1.5)	—	—	—	—	—	—	—	—	(1.5)
Net income (loss) including noncontrolling interests	80.0	—	—	—	—	—	78.0	—	—	2.0
Other comprehensive income (loss), net of tax	(154.6)	—	—	—	—	—	—	(153.5)	—	(1.1)
Adoption of lease accounting standard (see Note 2)	32.0	—	—	—	—	—	32.0	—	—	—
Reclassification of stranded tax effects (see Note 2)	—	—	—	—	—	—	74.8	(74.8)	—	—
Contributions from noncontrolling interests	25.4	—	—	—	—	—	—	—	—	25.4
Distributions and dividends to noncontrolling interests	(9.7)	—	—	—	—	—	—	—	—	(9.7)
Dividends declared and paid - $1.39 per share	(300.9)	—	—	—	—	—	(300.9)	—	—	—
As of September 30, 2019	$13,406.5	$—	$2.1	$102.5	$557.8	$6,772.9	$7,576.8	$(1,378.3)	$(471.4)	$244.1
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
The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be achieved for the full year.
Due to the anti-dilutive effect resulting from the reported net loss attributable to MCBC for the three months ended September 30, 2019, the impact of potentially dilutive securities has been excluded from the quarterly calculation of weighted-average shares for diluted EPS for the third quarter of 2019. The impact of these potentially dilutive securities has been included in the calculation of weighted-average shares for diluted EPS for the nine months ended September 30, 2019.
Non-Cash Activity
Non-cash activity includes non-cash issuances of share-based awards, as well as non-cash investing activities related to movements in our guarantee of indebtedness of certain equity method investments. See Note 4, "Investments" for further discussion. We also had non-cash activities related to capital expenditures incurred but not yet paid of $126.3 million and $154.7 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.
Other than the activity mentioned above and the supplemental non-cash activity related to the recognition of leases further discussed below, there was no other significant non-cash activity during the nine months ended September 30, 2019 and September 30, 2018.
Share-Based Compensation
During the third quarter of 2019, our share-based compensation expense decreased by approximately $19 million, due to the reversal of cumulative compensation expense previously recognized for our 2018 and 2017 PSU awards as the achievement of the performance conditions are no longer deemed probable for the respective performance periods.
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
Montreal Brewery Sale and Leaseback Transaction
In June 2019, we completed the sale of our Montreal brewery for $96.2 million (CAD 126.0 million), resulting in a $61.3 million gain, which was recorded as a special item. In conjunction with the sale, we agreed to lease back the existing property to continue operations on an uninterrupted basis for a period up to 5 years with early termination options at our discretion, while our new brewery in Longueuil, Quebec is being constructed. Accordingly, we have recorded operating lease right-of-use assets and liabilities of approximately CAD 6 million assuming a lease term that is coterminous with the construction of our new brewery, which is currently expected to be operational in 2021. However, due to the uncertainty inherent in our estimates, the term of the brewery lease is subject to reassessment. Once the existing property has been entirely redeveloped by the purchaser, we plan to lease a minor portion of the future space for administrative and other purposes. We have evaluated this transaction pursuant to the accounting guidance for sale and leaseback transactions and concluded that the relevant criteria was met for full gain recognition upon completion of the transaction in the second quarter of 2019.

Lease Financial Information
For the three and nine months ended September 30, 2019, lease expense (including immaterial short-term and variable lease costs) was as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In millions)
Operating lease expense	$18.1	$54.2
Finance lease expense	2.9	8.7
Total lease expense	$21.0	$62.9

Supplemental cash flow information related to leases for the nine months ended September 30, 2019 was as follows:

Nine Months Ended September 30, 2019
(In millions)
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from operating leases	$39.6
Operating cash flows from finance leases	$2.7
Financing cash flows from finance leases	$1.8
Supplemental non-cash information on right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$36.4
Finance leases	$2.1

Supplemental balance sheet information related to leases as of September 30, 2019 was as follows:

		As of September 30, 2019
	Balance Sheet Classification	(In millions)
Operating Leases
Operating lease right-of-use assets	Other assets	$155.0
Current operating lease liabilities	Accounts payable and other current liabilities	$44.4
Non-current operating lease liabilities	Other liabilities	120.8
Total operating lease liabilities		$165.2

Finance Leases
Finance lease right-of-use assets	Properties, net	$64.8
Current finance lease liabilities	Current portion of long-term debt and short-term borrowings	$33.9
Non-current finance lease liabilities	Long-term debt	50.9
Total finance lease liabilities		$84.8
The weighted-average remaining lease term and discount rate as of September 30, 2019 are as follows:

	Weighted-Average Remaining Lease Term (Years)	Weighted-Average Discount Rate
Operating leases	5.0	4.2%
Finance leases	9.2	6.3%

Based on foreign exchange rates as of September 30, 2019, maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
	(In millions)
2019 - remaining	$13.6	$1.7
2020	48.2	38.0
2021	39.5	5.7
2022	30.4	5.7
2023	21.3	5.7
Thereafter	29.3	62.8
Total lease payments	$182.3	$119.6
Less: interest	(17.1)	(34.8)
Present value of lease liabilities	$165.2	$84.8

Executed leases that have not yet commenced as of September 30, 2019 are immaterial.
Information as of December 31, 2018, as well as comparative interim period information under historical lease accounting guidance
Gross assets recorded under finance leases as of December 31, 2018 were $82.5 million. The associated accumulated amortization on these assets as of December 31, 2018 was $13.2 million. These amounts are recorded within properties, net on the consolidated balance sheet. Current and non-current finance lease liabilities as of December 31, 2018 were $3.2 million and $82.1 million, respectively, and were recorded in accounts payable and other current liabilities and other non-current liabilities, respectively, on the consolidated balance sheet. Separately, during the nine months ended September 30, 2018, non-cash activities related to the recognition of finance leases was $15.0 million.
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
On October 28, 2019, as part of our revitalization plan, we made the determination to establish Chicago, Illinois as our North American operational headquarters, close our existing office in Denver, Colorado and consolidate certain administrative functions into our other existing office locations. In connection with these consolidation activities, effective January 1, 2020, we will change our management structure to two business units, our North America and Europe businesses. Accordingly, the segment financial reporting implications, if any, will not be reflected until the first quarter of 2020.

No single customer accounted for more than 10% of our consolidated sales for the three and nine months ended September 30, 2019 or September 30, 2018. Consolidated net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting net sales revenues and income (loss) before income taxes eliminate upon consolidation and are primarily related to U.S. segment sales to the other segments.
The following tables present net sales and income (loss) before income taxes by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In millions)
U.S.	$1,890.5	$1,935.8	$5,561.4	$5,656.1
Canada	366.3	388.9	1,000.3	1,070.1
Europe	558.0	577.9	1,459.4	1,538.3
International	56.5	67.0	163.3	192.4
Corporate	0.1	0.2	0.6	0.7
Inter-segment net sales eliminations	(29.8)	(35.6)	(91.8)	(106.7)
Consolidated net sales	$2,841.6	$2,934.2	$8,093.2	$8,350.9

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In millions)
U.S.	$348.3	$374.2	$1,018.7	$1,081.4
Canada(1)	(615.5)	77.5	(513.3)	147.9
Europe(2)	77.5	96.0	105.8	152.9
International(3)	(7.7)	(1.0)	(5.5)	4.0
Corporate(4)	(111.2)	(136.6)	(332.4)	(95.7)
Consolidated income (loss) before income taxes	$(308.6)	$410.1	$273.3	$1,290.5

(1)
During the three months ended September 30, 2019, we recorded a goodwill impairment loss to our Canada reporting unit of $668.3 million, which was recorded as a special item. See Note 7, "Goodwill and Intangible Assets" for further discussion. During the three months ended June 30, 2019, we completed the sale of our existing Montreal brewery for $96.2 million (CAD 126.0 million), resulting in a $61.3 million gain, which was recorded as a special item. Also, during the three and nine months ended September 30, 2019, we recorded unrealized mark-to-market losses of approximately $11 million and approximately $4 million, respectively, on the HEXO Corp. ("HEXO") warrants received in connection with the formation of the Truss LP ("Truss") joint venture. Additionally, during the first quarter of 2019, we received payment and recorded a gain of $1.5 million resulting from a purchase price adjustment related to the historical sale of Molson Inc.’s ownership interest in the Montreal Canadiens, which is considered an affiliate of MCBC.

(2)
During the third quarter of 2019, we recorded special charges of $12.4 million resulting from the deconsolidation of the Grolsch joint venture, which were comprised primarily of impairment losses of the associated definite-lived intangible assets. See Note 4, "Investments" and Note 7, "Goodwill and Intangible Assets" for further information.

(3)
During the three months ended September 30, 2019, we recorded an aggregate goodwill and definite-lived intangible asset impairment loss related to our India reporting unit of $12.2 million, which was recorded as a special item. See Note 7, "Goodwill and Intangible Assets" for further discussion.

(4)
During the three months ended March 31, 2018, we recorded a gain of $328.0 million related to the Adjustment Amount as defined and further discussed in Note 5, "Special Items." Additionally, related to the unrealized mark-to-market valuation on our commodity hedge positions, we recorded unrealized losses of $14.9 million and $12.0 million during the three and nine months ended September 30, 2019, respectively, and unrealized losses of $23.2 million and $62.8 million during the three and nine months ended September 30, 2018, respectively.

Income (loss) before income taxes includes the impact of special items. Refer to Note 5, "Special Items" for further discussion.

The following table presents total assets by segment:

	As of
	September 30, 2019	December 31, 2018
	(In millions)
U.S.	$18,903.1	$19,057.1
Canada	4,119.1	4,640.5
Europe	5,268.5	5,430.0
International	261.9	274.1
Corporate	199.0	708.1
Consolidated total assets	$28,751.6	$30,109.8

4. Investments
Our investments include both equity method and consolidated investments. Those entities identified as VIEs have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, we have consolidated these entities. None of our consolidated VIEs held debt as of September 30, 2019 or December 31, 2018. We have not provided any financial support to any of our VIEs during the year that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. Our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K."), Rocky Mountain Metal Container ("RMMC"), Rocky Mountain Bottle Company ("RMBC") and Truss. Our unconsolidated VIEs are Brewers Retail Inc. ("BRI") and Brewers' Distributor Ltd. ("BDL").
Both BRI and BDL have outstanding third party debt which is guaranteed by their respective shareholders. As a result, we have a guarantee liability of $59.7 million and $35.9 million recorded as of September 30, 2019 and December 31, 2018, respectively, which is presented within accounts payable and other current liabilities on the unaudited condensed consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The carrying value of the guarantee liability equals fair value, which considers an adjustment for our own non-performance risk and is considered a Level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our respective equity method investment within the unaudited condensed consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.
Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	September 30, 2019		December 31, 2018
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
RMMC/RMBC	$201.4	$14.4	$189.8	$35.0
Other	$34.0	$7.8	$31.0	$5.1

Grolsch Deconsolidation
In September 2019, we received termination notices of our Grolsch U.K. Ltd. ("Grolsch") joint venture arrangement, as well as the related brewing and distribution agreements for the Grolsch brands in the U.K. and Ireland. While we are in the process of assessing the validity of the termination notices and the Company's legal options in response thereto, the Grolsch joint venture is no longer operating as of September 30, 2019 and our production, marketing and sale of the Grolsch brands in these markets has ceased. We have reassessed our status as the primary beneficiary of the joint venture and concluded that we are no longer able to exert control over the operations or direction of the joint venture or otherwise influence the activities that most significantly impact the economics of the entity. Therefore, we have deconsolidated the joint venture and recorded an immaterial loss on deconsolidation as a special item during the third quarter of 2019. Our determination of the fair value of our retained noncontrolling investment in the joint venture, which represents a Level 3 measurement, was derived based on the fair value of the net assets of the joint venture, consisting primarily of cash. Additionally, as all operations have ceased, including our distribution of the Grolsch brands in these markets, we have recorded impairment losses related to the respective distribution agreement and brand definite-lived intangible assets. Aggregate charges recorded as special items related to the above activity totaled $12.4 million in the third quarter of 2019, and relate primarily to the above mentioned definite-lived intangible asset impairment losses.
5. Special Items
We have incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these charges (benefits) as special items.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In millions)
Employee-related charges
Restructuring	$4.4	$28.7	$10.7	$33.6
Impairments or asset abandonment charges
U.S. - Asset abandonment	(0.1)	1.4	1.1	4.2
Canada - Goodwill impairment(1)	668.3	—	668.3	—
Canada - Asset abandonment(2)	3.9	5.9	19.6	18.0
Europe - Asset abandonment	0.3	0.5	0.9	3.2
International - Goodwill and intangible asset impairment(1)	12.2	—	12.2	—
Corporate	1.3	—	1.3	—
Termination fees and other (gains) losses
Canada - Gain on sale of brewery(3)	—	—	(61.3)	—
Europe - Deconsolidation of VIE and other(4)	12.9	—	12.9	—
International	0.1	0.1	0.7	1.3
Purchase price adjustment settlement gain(5)	—	—	—	(328.0)
Total Special items, net	$703.3	$36.6	$666.4	$(267.7)

(1)
During the third quarter of 2019, we recorded goodwill impairment losses within our Canada and India reporting units of $668.3 million and $6.1 million, respectively. We also recorded impairment losses related to definite-lived intangible assets in India of $6.1 million. See Note 7, "Goodwill and Intangible Assets" for further discussion.

(2)
Charges for the three and nine months ended September 30, 2019 and September 30, 2018 primarily consist of accelerated depreciation in excess of normal depreciation related to the closure of the Vancouver brewery, which occurred in the third quarter of 2019, and the planned closure of the Montreal brewery, which is currently expected to occur in 2021. We currently expect to incur additional charges, including estimated accelerated depreciation charges in excess of normal depreciation of approximately CAD 32 million, through final closure of the Montreal brewery. However, due to the uncertainty inherent in our estimates, these estimated future accelerated depreciation charges as well as the timing of the brewery closure are subject to change.

(3)
During the second quarter of 2019, we completed the sale of the existing Montreal brewery property for $96.2 million (CAD 126.0 million) and recognized a gain of $61.3 million. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion.

(4)
During the third quarter of 2019, we recorded special charges of $12.4 million resulting from the deconsolidation of the Grolsch joint venture, which were comprised primarily of impairment losses of the associated definite-lived intangible assets. See Note 4, "Investments" and Note 7, "Goodwill and Intangible Assets" for further information.

(5)
During the first quarter of 2018, we received $330.0 million from ABI, of which $328.0 million constituted a purchase price adjustment (the "Adjustment Amount"), related to the Miller International Business which was acquired in our acquisition of the remaining portion of MillerCoors which occurred on October 11, 2016. As this settlement occurred following the finalization of purchase accounting, we recorded the settlement proceeds related to the Adjustment Amount as a gain within special items, net in our unaudited condensed consolidated statement of operations in our Corporate segment and within cash provided by operating activities in our unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2018.
Restructuring Activities
On October 28, 2019, as part of our revitalization plan, we made the determination to establish Chicago, Illinois as our North American operational headquarters, close our existing office in Denver, Colorado and consolidate certain administrative functions into our other existing office locations. In connection with these consolidation activities, certain impacted employees will be extended an opportunity to continue their employment with the company in the new organization and locations and, for those not continuing with the company, such employees will be asked to provide transition assistance and offered severance packages in connection with their termination of service with the company. As a result, we expect to reduce employment levels by approximately 400 to 500 employees as part of this restructuring, primarily in our existing United States, Canada and International reporting segments, as well as Corporate. The consolidation activities are expected to be substantially completed by the end of fiscal year 2021.
In connection with these consolidation activities and related organizational and personnel changes, we currently expect to incur certain cash and non-cash restructuring charges related to employee relocation, severance, retention and transition costs, non-cash asset related costs, lease exit costs in connection with office leases in Denver, Colorado, and other transition activities estimated in the range of approximately $120 million to $180 million in the aggregate, the majority of which will be cash charges that will be spread through the balance of this fiscal year and fiscal years 2020 and 2021. Costs related to these restructuring activities are expected to be recorded as special items within our unaudited condensed consolidated statements of operations beginning in the fourth quarter of 2019. As we continually evaluate our cost structure and seek opportunities for further efficiencies and cost savings as part of these initiatives, we may incur additional restructuring related charges or adjustments to previously recorded charges in the future; however, we are unable to estimate the amount of charges at this time.
During the third quarter of 2018, we initiated restructuring activities in the U.S. in order to align our cost base with our scale of business. As a result, we reduced U.S. employment levels by approximately 300 employees in the fourth quarter of 2018. Severance costs related to these restructuring activities were recorded as special items within our unaudited condensed consolidated statements of operations in the third quarter of 2018.
The accrued restructuring balances as of September 30, 2019 below, which do not include the impacts of the above-mentioned revitalization plan, represent expected future cash payments required to satisfy the remaining severance obligations to terminated employees, the majority of which we expect to be paid in the next 12 months.

	U.S.	Canada	Europe	International	Corporate	Total
	(In millions)
As of December 31, 2018	$21.6	$1.5	$0.6	$0.6	$1.3	$25.6
Charges incurred and changes in estimates	5.7	(0.2)	4.8	0.2	0.2	10.7
Payments made	(21.2)	(0.4)	(2.9)	(0.8)	(1.0)	(26.3)
Foreign currency and other adjustments	—	0.1	(0.1)	—	—	—
As of September 30, 2019	$6.1	$1.0	$2.4	$—	$0.5	$10.0

	U.S.	Canada	Europe	International	Corporate	Total
	(In millions)
As of December 31, 2017	$0.6	$4.3	$1.8	$0.2	$—	$6.9
Charges incurred and changes in estimates	30.3	(0.8)	2.2	1.9	—	33.6
Payments made	(1.2)	(1.8)	(2.6)	(0.8)	—	(6.4)
Foreign currency and other adjustments	—	(0.1)	(0.1)	—	—	(0.2)
As of September 30, 2018	$29.7	$1.6	$1.3	$1.3	$—	$33.9

6. Income Tax

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Effective tax rate	(29)%	16%	71%	18%
The negative effective tax rate during the third quarter of 2019 and increase in effective tax rate during the first three quarters of 2019 versus 2018, was primarily driven by the $668.3 million impairment loss to nondeductible goodwill of our Canada reporting unit, as well as other discrete tax items recognized during the third quarter of 2019.
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
Since 2018, the United States Internal Revenue Service has continued to issue proposed, temporary and final regulations to implement provisions of the 2017 Tax Act. We have continued to monitor these and while temporary and final regulations have not yet resulted in material adverse impacts to us, there are certain proposed regulations, which are not yet considered law, that if finalized as proposed, could result in a material adverse impact on our consolidated financial statements. Specifically, if certain of the proposed regulations are finalized as proposed with full retroactive application to December 31, 2017, then we would be required to recognize income tax expense related to the proposed retroactive period through September 30, 2019, for fiscal years 2018 and 2019.
7. Goodwill and Intangible Assets

	U.S.	Canada	Europe	International	Consolidated
Changes in Goodwill:		(In millions)
As of December 31, 2018	$5,928.5	$856.6	$1,469.4	$6.3	$8,260.8
Impairments	—	(668.3)	—	(6.1)	(674.4)
Foreign currency translation	—	25.6	(62.6)	(0.2)	(37.2)
As of September 30, 2019	$5,928.5	$213.9	$1,406.8	$—	$7,549.2

Accumulated impairment losses related to our reporting units with remaining goodwill balances as of September 30, 2019 totals $668.3 million.
The following table presents details of our intangible assets, other than goodwill, as of September 30, 2019:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$4,958.1	$(801.7)	$4,156.4
License agreements and distribution rights	15 - 20	198.2	(86.9)	111.3
Other	3 - 40	124.3	(36.1)	88.2
Intangible assets not subject to amortization:
Brands	Indefinite	8,129.7	—	8,129.7
Distribution networks	Indefinite	764.0	—	764.0
Other	Indefinite	337.6	—	337.6
Total		$14,511.9	$(924.7)	$13,587.2

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2018:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$4,988.0	$(682.4)	$4,305.6
License agreements and distribution rights	15 - 28	220.2	(95.7)	124.5
Other	2 - 40	129.2	(32.2)	97.0
Intangible assets not subject to amortization:
Brands	Indefinite	8,169.9	—	8,169.9
Distribution networks	Indefinite	741.8	—	741.8
Other	Indefinite	337.6	—	337.6
Total		$14,586.7	$(810.3)	$13,776.4

The changes in the gross carrying amounts of intangibles from December 31, 2018 to September 30, 2019 are driven, in part, by the impairment losses recognized during the quarter related to the Grolsch brand and distribution agreement definite-lived intangible assets discussed in Note 4, "Investments" and the brand intangible asset related to our India business discussed below, along with the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies.
Based on foreign exchange rates as of September 30, 2019, the estimated future amortization expense of intangible assets is as follows:

Fiscal year	Amount
(In millions)
2019 - remaining	$55.0
2020	$218.9
2021	$212.6
2022	$207.9
2023	$206.7

Amortization expense of intangible assets was $55.4 million and $55.8 million for the three months ended September 30, 2019 and September 30, 2018, respectively and $166.0 million and $168.6 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. This expense is primarily presented within marketing, general and administrative expenses on the unaudited condensed consolidated statements of operations.
Interim Impairment Assessment
We identified a triggering event requiring an interim impairment assessment of the goodwill within our Canada reporting unit at the end of the third quarter of 2019, which resulted in a goodwill impairment loss of $668.3 million. The goodwill impairment trigger was the result of continued challenges and steepening declines within the Canadian beer industry reflected in the prolonged weakened performance of the Canada reporting unit through the third quarter of 2019. These performance headwinds have been countered, in part, by the benefit of the recent interest rate environment, which resulted in a decrease in the risk-free rate included in our current year discount rate calculations. Specifically, the discount rate used in developing our interim fair value estimate for the Canada reporting unit was 8.50%, as compared to 9.25% used as of the October 1, 2018 annual testing date. However, the performance declines and increased challenges within the beer industry in Canada, coupled with significant increases in cost inflation, volume deleverage, and resulting margin erosion, has had a material adverse impact on the expected future cash flows utilized in the valuation approaches for the Canada reporting unit, such that it was determined that the fair value of the reporting unit was more likely than not reduced below its carrying amount during the quarter. As a result of this triggering event, we performed an interim quantitative analysis, using a combination of discounted cash flow analyses and market-based approaches, consistent with our annual impairment testing, in which it was determined that the carrying value of the Canada reporting unit exceeded its fair value by $668.3 million.
We also evaluated the indefinite-lived and definite-lived intangible assets within our Canada reporting unit, prior to recording the goodwill impairment, and concluded that no impairments were required; however, the Coors Light distribution agreement indefinite-lived intangible asset is considered to be at risk of future impairment.

Separately, during the third quarter of 2019 we also identified an interim triggering event related to goodwill within our India reporting unit resulting from significant declines in performance in the current year, coupled with the continuation of challenging business conditions, which required us to perform an interim quantitative impairment analysis at the end of the third quarter of 2019. As a result of this interim analysis, we determined that the carrying value of the India reporting unit exceeded its fair value, resulting in an aggregate impairment loss of $12.2 million related to the goodwill of our India reporting unit and a definite-lived brand intangible asset.
Annual Goodwill and Indefinite-Lived Intangible Impairment Testing
We previously completed our required annual goodwill and indefinite-lived intangible impairment testing as of October 1, 2018, the first day of our fourth quarter and concluded there were no impairments of goodwill within our reporting units or our indefinite-lived intangible assets. The fair value of the U.S., Europe and Canada reporting units were estimated at approximately 19%, 11% and 6% in excess of carrying value, respectively, as of the October 1, 2018 testing date. As a result, our Europe and Canada reporting units were considered at risk of impairment following the 2018 assessment. Ultimately, the risk associated with the Canada business culminated in a triggering event related to goodwill within our Canada reporting unit in the third quarter of 2019, as discussed above. Our Europe reporting unit, which remains at risk of impairment, did not have a triggering event identified during the third quarter and, along with our U.S. reporting unit and other indefinite-lived intangible assets, will be tested for impairment as of October 1, 2019, the first day of our fourth quarter.
Key Assumptions

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. The key assumptions used to derive the estimated fair values of our reporting units and indefinite-lived intangibles are discussed above as well as in Part II—Item 8 Financial Statements, Note 10, "Goodwill and Intangible Assets" in our Annual Report, and represent level 3 measurements.
Based on known facts and circumstances, we evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual and interim assessments and incorporate into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses. For example, we continue to monitor the challenges within the beer industry for further weakening or additional systemic structural declines. Separately, the Ontario government adopted a bill that, if enacted, could adversely impact the existing terms of the beer distribution and retail systems in the province, as further described in Note 12, "Commitments and Contingencies."
This alone or in combination with the potential realization of further weakened performance within the Canada reporting unit, beyond that considered in our assessments, could have a material adverse impact on the underlying cash flow assumptions used in developing our Canada reporting unit fair value estimates for the purpose of goodwill and indefinite-lived intangible asset impairment testing, which could result in a further goodwill impairment, or an impairment of our Coors Light distribution agreement indefinite-lived intangible asset in Canada.
While historical performance and current expectations have resulted in fair values of our U.S. and Europe reporting units and our indefinite-lived intangible assets in excess of carrying values, if our assumptions are not realized, it is possible that an impairment loss may need to be recorded in the future.
Definite-Lived Intangibles
Regarding definite-lived intangibles, we continuously monitor the performance of the underlying assets for potential triggering events suggesting an impairment review should be performed. With the exception of the impairment losses related to the Grolsch brand and distribution agreement definite-lived intangible assets discussed in Note 4, "Investments" and the brand intangible asset related to our India business discussed above, no such triggering events were identified in the first three quarters of 2019 that resulted in an impairment.

8. Debt
Debt obligations

	As of
	September 30, 2019	December 31, 2018
	(In millions)
Long-term debt:
CAD 500 million 2.75% notes due September 2020	$377.6	$366.6
CAD 500 million 2.84% notes due July 2023	377.6	366.6
CAD 500 million 3.44% notes due July 2026	377.6	366.6
$500 million 1.45% notes due July 2019	—	500.0
$500 million 1.9% notes due March 2019	—	499.8
$500 million 2.25% notes due March 2020(1)(2)	499.6	499.0
$1.0 billion 2.1% notes due July 2021(2)	1,000.0	1,000.0
$500 million 3.5% notes due May 2022(1)	507.2	509.3
$2.0 billion 3.0% notes due July 2026	2,000.0	2,000.0
$1.1 billion 5.0% notes due May 2042	1,100.0	1,100.0
$1.8 billion 4.2% notes due July 2046	1,800.0	1,800.0
EUR 500 million notes due March 2019	—	573.4
EUR 800 million 1.25% notes due July 2024	871.9	917.4
Finance leases and other(3)	127.1	43.0
Less: unamortized debt discounts and debt issuance costs	(58.4)	(64.8)
Total long-term debt (including current portion)	8,980.2	10,476.9
Less: current portion of long-term debt	(921.7)	(1,583.1)
Total long-term debt	$8,058.5	$8,893.8

Short-term borrowings:
Commercial paper program(4)	$264.9	$—
Other short-term borrowings(5)	7.2	11.4
Current portion of long-term debt	921.7	1,583.1
Current portion of long-term debt and short-term borrowings	$1,193.8	$1,594.5

(1)	The fair value hedges related to these notes have been settled and are being amortized over the life of the respective note.

(2)
As of September 30, 2019, we have cross currency swaps in order to hedge a portion of the foreign currency translational impacts of our European investment. As a result of the swaps, we have economically converted our $500 million 2.25% notes due 2020 and a portion of our $1.0 billion 2.1% senior notes due 2021 and associated interest to EUR denominated, which result in EUR interest rates to be received of 0.68% and 0.71%, respectively. See Note 11, "Derivative Instruments and Hedging Activities" for further details.

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

(4)
During the first three quarters of 2019, we used proceeds from the issuance of commercial paper to partially fund the repayment of our notes upon maturity. As of September 30, 2019, the outstanding borrowings under our commercial paper program had a weighted-average effective interest rate and tenor of 2.37% and 9 days, respectively.

(5)
As of September 30, 2019, we had $1.6 million in bank overdrafts and $92.3 million in bank cash related to our cross-border, cross-currency cash pool, for a net positive position of $90.7 million. As of December 31, 2018, we had $1.1 million in bank overdrafts and $88.9 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $87.8 million. We had total outstanding borrowings of $5.6 million and $7.3 million under our two JPY overdraft facilities as of September 30, 2019 and December 31, 2018, respectively. In addition, we have USD, CAD and GBP lines of credit under which we had no borrowings as of September 30, 2019 or December 31, 2018.

Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of September 30, 2019 and December 31, 2018, the fair value of our outstanding long-term debt (including the current portion of long-term debt) was approximately $9.2 billion and $9.9 billion, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility and Commercial Paper Program
As of September 30, 2019, we had $1.2 billion available to draw on our $1.5 billion revolving credit facility, as the borrowing capacity is reduced by borrowings under our commercial paper program. During the third quarter of 2019, we extended the maturity date of our revolving credit facility by one year to July 7, 2024. We had no borrowings drawn on this revolving credit facility as of December 31, 2018.
The maximum leverage ratio, as defined by the revolving credit facility agreement, is 4.75x net debt to EBITDA, with a decline to 4.00x net debt to EBITDA as of the last day of the fiscal quarter ending December 31, 2020.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include customary events of default and specified representations, warranties and covenants, as well as covenants that restrict our ability to incur certain additional priority indebtedness (certain thresholds of secured consolidated net tangible assets), certain leverage threshold percentages, create or permit liens on assets, and restrictions on mergers, acquisitions, and certain types of sale lease-back transactions. As of September 30, 2019, we were in compliance with all of these restrictions and have met all debt payment obligations. All of our outstanding senior notes as of September 30, 2019 rank pari-passu.

9. Inventories

	As of
	September 30, 2019	December 31, 2018
	(In millions)
Finished goods	$262.6	$229.8
Work in process	92.7	83.4
Raw materials	222.2	224.3
Packaging materials	65.3	54.3
Inventories, net	$642.8	$591.8

10. Accumulated Other Comprehensive Income (Loss)

	MCBC stockholders' equity
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2018(1)	$(758.7)	$(0.3)	$(330.7)	$(60.3)	$(1,150.0)
Foreign currency translation adjustments	(112.3)	—	—	—	(112.3)
Gain (loss) on net investment hedges	99.8	—	—	—	99.8
Unrealized gain (loss) on derivative instruments	—	(164.4)	—	—	(164.4)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	(2.7)	—	(2.7)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	3.3	3.3
Tax benefit (expense)	(17.6)	40.6	0.8	(1.0)	22.8
Net current-period other comprehensive income (loss)	(30.1)	(123.8)	(1.9)	2.3	(153.5)
Reclassification of stranded tax effects (see Note 2)	(73.3)	(3.8)	2.3	—	(74.8)
As of September 30, 2019	$(862.1)	$(127.9)	$(330.3)	$(58.0)	$(1,378.3)

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

Reclassifications from AOCI to net income (loss) were immaterial for the three and nine months ended September 30, 2019 and September 30, 2018.

11. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented within Part II—Item 8 Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 16, "Derivative Instruments and Hedging Activities" in our Annual Report and did not significantly change during the first three quarters of 2019. As noted in Note 16 of the Notes included in our Annual Report, due to the nature of our counterparty agreements, and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and, therefore, present our derivative positions on a gross basis in our unaudited condensed consolidated balance sheets. Except as noted below, our significant derivative positions have not changed considerably since year-end.
Cross Currency Swaps
Effective March 20, 2019, we entered into cross currency swap agreements having a total notional value of approximately EUR 353 million ($400 million upon execution) in order to hedge a portion of the foreign currency translational impacts of our European investment. As a result of the swaps, we economically converted a portion of our $1.0 billion 2.1% senior notes due 2021 and associated interest to EUR denominated, which resulted in a EUR interest rate to be received at 0.71%.
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
Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk, as appropriate. The fair value of our warrants to acquire common shares of HEXO at a strike price of CAD 6.00 per share are estimated using the Black-Scholes option-pricing model. As of September 30, 2019 and December 31, 2018, respectively, the assumptions used to estimate the fair value of the HEXO warrants are as follows:

	As of September 30, 2019	As of December 31, 2018
Expected term (years)	2.0	2.8
Estimated volatility	74.39%	88.71%
Risk-free interest rate	1.56%	2.04%
Expected dividend yield	—%	—%
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
The table below summarizes our derivative assets and liabilities that were measured at fair value as of September 30, 2019 and December 31, 2018.

		Fair value measurements as of September 30, 2019
	As of September 30, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$34.4	$—	$34.4	$—
Interest rate swaps	(168.8)	—	(168.8)	—
Foreign currency forwards	6.6	—	6.6	—
Commodity swaps	(52.4)	—	(52.4)	—
Warrants	16.8	—	16.8	—
Total	$(163.4)	$—	$(163.4)	$—

		Fair value measurements as of December 31, 2018
	As of December 31, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$36.5	$—	$36.5	$—
Interest rate swaps	(12.3)	—	(12.3)	—
Foreign currency forwards	16.3	—	16.3	—
Commodity swaps and options	(42.0)	—	(42.0)	—
Warrants	19.6	—	19.6	—
Total	$18.1	$—	$18.1	$—

As of September 30, 2019, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the nine months ended September 30, 2019 were all included in Level 2.

Results of Period Derivative Activity
The tables below include the results of our derivative activity in the unaudited condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, and the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and September 30, 2018.
Fair Value of Derivative Instruments in the Unaudited Condensed Consolidated Balance Sheets (in millions):

	As of September 30, 2019
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	$900.0	Other current assets	$15.6	Accounts payable and other current liabilities	$—
		Other non-current assets	18.8	Other liabilities	—
Interest rate swaps	$1,500.0	Other non-current assets	—	Other liabilities	(168.8)
Foreign currency forwards	$263.0	Other current assets	3.4	Accounts payable and other current liabilities	(0.2)
		Other non-current assets	3.4	Other liabilities	—
Total derivatives designated as hedging instruments			$41.2		$(169.0)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$644.7	Other current assets	$3.8	Accounts payable and other current liabilities	$(38.4)
		Other non-current assets	0.6	Other liabilities	(18.4)
Warrants	$52.1	Other non-current assets	16.8
Total derivatives not designated as hedging instruments			$21.2		$(56.8)

	As of December 31, 2018
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	$500.0	Other non-current assets	$36.5	Other liabilities	$—
Interest rate swaps	$1,500.0	Other non-current assets	—	Other liabilities	(12.3)
Foreign currency forwards	$338.6	Other current assets	7.3	Accounts payable and other current liabilities	(0.1)
		Other non-current assets	9.2	Other liabilities	(0.1)
Total derivatives designated as hedging instruments			$53.0		$(12.5)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$868.4	Other current assets	$12.1	Accounts payable and other current liabilities	$(37.9)
		Other non-current assets	6.1	Other liabilities	(22.3)
Commodity options(1)	$46.6	Other current assets	0.1	Accounts payable and other current liabilities	(0.1)
Warrants	$50.6	Other non-current assets	19.6
Total derivatives not designated as hedging instruments			$37.9		$(60.3)

(1)	Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.
Items Designated and Qualifying as Hedged Items in Fair Value Hedging Relationships in the Unaudited Condensed Consolidated Balance Sheets (in millions):

Line item in the balance sheet in which the hedged item is included	Carrying amount of the hedged assets/liabilities		Cumulative amount of fair value hedging adjustment(s) in the hedged assets/liabilities(1) Increase/(Decrease)
	As of September 30, 2019	As of December 31, 2018	As of September 30, 2019	As of December 31, 2018
	(In millions)
Current portion of long-term debt and short-term borrowings	$—	$—	$(0.4)	$(0.2)
Long-term debt	$—	$—	$7.2	$8.3

(1)    Entire balances relate to hedging adjustments on discontinued hedging relationships.
The Pretax Effect of Cash Flow Hedge and Net Investment Hedge Accounting on Accumulated Other Comprehensive Income (Loss) (in millions):

Three Months Ended September 30, 2019
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$(77.8)	Interest expense, net	$(0.7)
Foreign currency forwards	3.6	Cost of goods sold	0.5
		Other income (expense), net	(0.1)
Total	$(74.2)		$(0.3)

Three Months Ended September 30, 2019
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$37.6	Interest income (expense), net	$—	Interest income (expense), net	$6.6
Total	$37.6		$—		$6.6

Three Months Ended September 30, 2019
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$37.9	Other income (expense), net	$—	Other income (expense), net	$—
Total	$37.9		$—		$—

Three Months Ended September 30, 2018
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$17.9	Interest expense, net	$(0.8)
Foreign currency forwards	(5.2)	Cost of goods sold	0.4
		Other income (expense), net	0.1
Total	$12.7		$(0.3)

Three Months Ended September 30, 2018
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$1.8	Interest income (expense), net	$—	Interest income (expense), net	$4.4
Total	$1.8		$—		$4.4

Three Months Ended September 30, 2018
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$6.4	Other income (expense), net	$—	Other income (expense), net	$—
EUR 500 million notes due 2019	4.0	Other income (expense), net	—	Other income (expense), net	—
Total	$10.4		$—		$—

Nine Months Ended September 30, 2019
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$(156.5)	Interest expense, net	$(2.2)
Foreign currency forwards	(7.9)	Cost of goods sold	2.8
		Other income (expense), net	(0.6)
Total	$(164.4)		$—

Nine Months Ended September 30, 2019
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$44.2	Interest income (expense), net	$—	Interest income (expense), net	$17.0
Total	$44.2		$—		$17.0

Nine Months Ended September 30, 2019
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$45.5	Other income (expense), net	$—	Other income (expense), net	$—
EUR 500 million notes due 2019	10.1	Other income (expense), net	—	Other income (expense), net	—
Total	$55.6		$—		$—

Nine Months Ended September 30, 2018
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$17.9	Interest expense, net	$(2.3)
Foreign currency forwards	8.8	Cost of goods sold	(0.5)
		Other income (expense), net	0.1
Total	$26.7		$(2.7)

Nine Months Ended September 30, 2018
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$29.4	Interest income (expense), net	$—	Interest income (expense), net	$6.8
Total	$29.4		$—		$6.8

Nine Months Ended September 30, 2018
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$32.1	Other income (expense), net	$—	Other income (expense), net	$—
EUR 500 million notes due 2019	20.1	Other income (expense), net	—	Other income (expense), net	—
Total	$52.2		$—		$—

(1)	Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and period amortization is recorded in other comprehensive income.
As of September 30, 2019 we expect our reclassification of AOCI into earnings related to cash flow hedges to be immaterial over the next 12 months as our expected net losses primarily offset our expected net gains. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged as of September 30, 2019 is approximately 4 years, as well as those related to our forecasted debt issuances in 2021, 2022, and 2026.
The Effect of Fair Value and Cash Flow Hedge Accounting on the Unaudited Condensed Consolidated Statements of Operations (in millions):

Three Months Ended September 30, 2019
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Other income (expense), net	Interest income (expense), net
Total amount of income and expense line items presented in the unaudited condensed consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(1,685.4)	$(13.7)	$(65.6)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	—	—	(0.7)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	0.5	(0.1)	—

Three Months Ended September 30, 2018
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Other income (expense), net	Interest income (expense), net
Total amount of income and expense line items presented in the unaudited condensed consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(1,714.0)	$0.2	(67.4)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	—	—	(0.8)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	0.4	0.1	—

Nine Months Ended September 30, 2019
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Other income (expense), net	Interest income (expense), net
Total amount of income and expense line items presented in the unaudited condensed consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(4,858.2)	$(0.7)	$(204.5)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	—	—	(2.2)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	2.8	(0.6)	—

Nine Months Ended September 30, 2018
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Other income (expense), net	Interest income (expense), net
Total amount of income and expense line items presented in the unaudited condensed consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(4,988.8)	$0.2	$(227.3)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	—	—	(2.3)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	(0.5)	0.1	—
(1)    We had no outstanding fair value hedges during the first three quarters of 2019 or 2018.
The Effect of Derivatives Not Designated as Hedging Instruments on the Unaudited Condensed Consolidated Statements of Operations (in millions):

Three Months Ended September 30, 2019
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(25.3)
Warrants	Other income (expense), net	(11.4)
Total		$(36.7)

Three Months Ended September 30, 2018
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(8.1)
Total		$(8.1)

Nine Months Ended September 30, 2019
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(29.8)
Warrants	Other income (expense), net	(3.5)
Total		$(33.3)

Nine Months Ended September 30, 2018
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(20.3)
Total		$(20.3)

Lower commodity prices relative to our hedged positions, primarily for aluminum and diesel, drove the larger losses recognized in income related to commodity swaps for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018.

12. Commitments and Contingencies
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have an aggregate accrued contingent liability of $16.7 million and $13.7 million as of September 30, 2019 and December 31, 2018, respectively. While we cannot predict the eventual aggregate cost for litigation, other disputes and environmental matters in which we are currently involved, we believe adequate reserves have been provided for losses that are probable and estimable. Additionally, as noted below, there are certain loss contingencies that we deem reasonably possible for which a range of loss is not estimable at this time; for all other matters, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated interim financial statements. Our litigation, other disputes and environmental issues are discussed in further detail within Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report and did not significantly change during the first three quarters of 2019, except as noted below.
Other than those disclosed below, we are also involved in other disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, other than as noted, none of these disputes or legal actions are expected to have a material impact on our business, consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.
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
In December 2018, the U.S. Department of Treasury issued a regulation that impacts our ability to claim a refund of certain federal duties, taxes, and fees paid for beer sold between the U.S. and certain other countries effective in February 2019. As a result, future claims will no longer be accepted, and we may be further unable to collect historically claimed, but not yet received, refunds of approximately $40 million, which are recorded within other non-current assets on our unaudited condensed consolidated balance sheet as of September 30, 2019.

On February 15, 2019, two purported stockholders filed substantially similar putative class action complaints against the Company, Mark R. Hunter, and Tracey I. Joubert (the “Defendants”) in the United States District Court for the District of Colorado (the “Colorado District Court”), and in the United States District Court for the Northern District of Illinois (the “Illinois District Court”). On February 21, 2019, another purported stockholder filed a substantially similar complaint in the Colorado District Court. The plaintiffs purport to represent a class of the Company’s stockholders and assert that the Defendants violated Sections 10(b) and 20(a) of the Exchange Act by allegedly making false and misleading statements or omissions regarding the Company’s restatement of consolidated financial statements for the years ended December 31, 2016 and December 31, 2017, and that the Company purportedly lacked adequate internal controls over financial reporting. The plaintiffs seek, among other things, an unspecified amount of damages and reasonable attorneys’ fees, expert fees and other costs. On April 16, 2019, motions to consolidate and appoint a lead plaintiff were filed in each case. On May 24, 2019, the securities class action suit filed with the Illinois District Court was transferred to the Colorado District Court, but was voluntarily dismissed on July 25, 2019. On October 2, 2019, the class action lawsuits originally filed in Colorado District Court were consolidated, and, on October 3, 2019, the court appointed a lead plaintiff and lead counsel for the consolidated case. On October 11, 2019, the parties filed a joint motion to enter a schedule for filing an amended complaint and anticipated motion to dismiss. We intend to defend the claims vigorously. A range of potential loss is not estimable at this time.
On March 26, 2019, a purported stockholder filed a purported shareholder derivative action in Colorado District Court against the Company’s board of directors and certain officers (the “Individual Defendants”), and the Company as a nominal defendant. On May 14, 2019, another purported stockholder filed a substantially similar complaint in the Colorado District Court. On August 12, 2019, a third derivative complaint was filed in Colorado District Court by a purported stockholder. All three derivative complaints assert claims against the Individual Defendants for breaches of fiduciary duty and unjust enrichment arising out of the Company’s dissemination to shareholders of purportedly materially misleading and inaccurate information in connection with the Company’s restatement of consolidated financial statements for the years ended December 31, 2016 and December 31, 2017. The complaints further allege that the Company lacked adequate internal controls over financial reporting. The third derivative complaint filed in August also alleges the Individual Defendants violated Sections 14(a) and 20(a) of the Exchange Act by issuing misleading statements in the Company’s proxy statement. The relief sought in the complaints include changes to the Company’s corporate governance procedures, unspecified damages, restitution, and attorneys’ fees, expert fees, other costs and such other relief as the court deems proper. The parties have agreed to stay the proceedings in the shareholder derivative actions until the federal district courts rule on anticipated motions to dismiss in the above mentioned consolidated securities action. All three derivative actions have been administratively closed, subject to being reopened for good cause shown. A range of potential loss is not estimable at this time.
In June 2019, the Ontario government adopted a bill that, if enacted, would terminate a 10-year Master Framework Agreement that was originally signed between the previous government administration and MCBC, Labatt Brewing Company Limited, Sleeman Breweries Ltd., and Brewers Retail Inc. in 2015 and dictates the terms of the beer distribution and retail systems in Ontario through 2025. The government has not yet proclaimed the bill as law. The impacts of these potential legislative changes are unknown at this time, but could have a negative impact on the results of operations, cash flows and financial position of the Canada segment. While discussions remain ongoing with the government to reach a mutually agreeable alternative to the enactment of the law, the Company and the other Master Framework Agreement signatories are prepared to vigorously defend their rights and pursue legal recourse, should the Master Framework Agreement be unilaterally terminated by the enactment of the legislation.
Guarantees and Indemnities
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of September 30, 2019 and December 31, 2018, the unaudited condensed consolidated balance sheets include liabilities related to these guarantees of $59.7 million and $35.9 million, respectively. See Note 4, "Investments" for further detail.
Separately, related to our Kaiser indemnities, we have accrued $13.7 million and $14.7 million, in aggregate, as of September 30, 2019 and December 31, 2018, respectively. The maximum potential claims amount remaining for the Kaiser-related purchased tax credits was $84.2 million, based on foreign exchange rates as of September 30, 2019. Our Kaiser liabilities are discussed in further detail within Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report and did not significantly change during the first three quarters of 2019.

13. Supplemental Guarantor Information
For purposes of this Note 13, including the tables, "Parent Issuer" shall mean MCBC. "Subsidiary Guarantors" shall mean certain Canadian and U.S. subsidiaries reflecting the substantial operations of each of our Canada and U.S. segments.
SEC Registered Securities
On May 3, 2012, MCBC issued $1.9 billion of senior notes, in a registered public offering, consisting of $300 million 2.0% senior notes due 2017 (subsequently repaid in the second quarter of 2017), $500 million 3.5% senior notes due 2022, and $1.1 billion 5.0% senior notes due 2042. Additionally, on July 7, 2016, MCBC issued $500 million 1.45% senior notes due 2019 (subsequently repaid in the third quarter of 2019), $1.0 billion 2.10% senior notes due 2021, $2.0 billion 3.0% senior notes due 2026, $1.8 billion 4.2% senior notes due 2046 and EUR $800.0 million 1.25% senior notes due 2024, in a registered public offering. In December 2017, MCBC completed an exchange offer in which it issued publicly registered senior notes in exchange for its $500 million 1.90% senior notes due 2019 (subsequently repaid in the first quarter of 2019), $500 million 2.25% senior notes due 2020 and our EUR 500 million floating rate senior notes due 2019 (subsequently repaid in the first quarter of 2019), which were issued in private placement transactions in March 2017. "Parent Issuer" in the below tables is specifically referring to MCBC in its capacity as the issuer of these 2012, 2016 and 2017 issuances. These senior notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. Each of the Subsidiary Guarantors is 100% owned by the Parent Issuer. The guarantees are full and unconditional and joint and several.
None of our other outstanding debt is registered with the SEC, and such other outstanding debt is guaranteed on a senior unsecured basis by the Parent and/or Subsidiary Guarantors. These guarantees are full and unconditional and joint and several. See Note 8, "Debt" for details of all debt issued and outstanding as of September 30, 2019.
Presentation
In the first quarter of 2018, MillerCoors LLC, a subsidiary guarantor, declared a distribution of approximately $1.7 billion to MCBC, which was simultaneously non-cash settled via offset to an equal amount of payables that were owed by MCBC to MillerCoors LLC.
The following information sets forth the unaudited condensed consolidating statements of operations for the three and nine months ended September 30, 2019 and September 30, 2018, unaudited condensed consolidating balance sheets as of September 30, 2019 and December 31, 2018, and unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2019 and September 30, 2018. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Issuer and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	September 30, 2019
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$31.5	$2,631.6	$1,004.3	$(169.4)	$3,498.0
Excise taxes	—	(367.6)	(288.8)	—	(656.4)
Net sales	31.5	2,264.0	715.5	(169.4)	2,841.6
Cost of goods sold	(2.0)	(1,330.5)	(477.5)	124.6	(1,685.4)
Gross profit	29.5	933.5	238.0	(44.8)	1,156.2
Marketing, general and administrative expenses	(45.0)	(528.6)	(161.4)	44.8	(690.2)
Special items, net	—	(324.9)	(378.4)	—	(703.3)
Equity income (loss) in subsidiaries	(398.3)	(320.3)	(265.3)	983.9	—
Operating income (loss)	(413.8)	(240.3)	(567.1)	983.9	(237.3)
Interest income (expense), net	(74.7)	87.2	(78.1)	—	(65.6)
Other pension and postretirement benefits (costs), net	—	1.2	6.8	—	8.0
Other income (expense), net	(0.4)	(59.7)	46.4	—	(13.7)
Income (loss) before income taxes	(488.9)	(211.6)	(592.0)	983.9	(308.6)
Income tax benefit (expense)	86.1	(185.4)	8.6	—	(90.7)
Net income (loss)	(402.8)	(397.0)	(583.4)	983.9	(399.3)
Net (income) loss attributable to noncontrolling interests	—	—	(3.5)	—	(3.5)
Net income (loss) attributable to MCBC	$(402.8)	$(397.0)	$(586.9)	$983.9	$(402.8)
Comprehensive income (loss) attributable to MCBC	$(602.5)	$(592.5)	$(696.9)	$1,289.4	$(602.5)

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN MILLIONS)
(UNAUDITED)

	Nine Months Ended
	September 30, 2019
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$96.1	$7,606.7	$2,688.1	$(472.8)	$9,918.1
Excise taxes	—	(1,032.5)	(792.4)	—	(1,824.9)
Net sales	96.1	6,574.2	1,895.7	(472.8)	8,093.2
Cost of goods sold	(5.9)	(3,864.2)	(1,323.0)	334.9	(4,858.2)
Gross profit	90.2	2,710.0	572.7	(137.9)	3,235.0
Marketing, general and administrative expenses	(188.1)	(1,552.1)	(512.8)	137.9	(2,115.1)
Special items, net	(0.4)	(281.3)	(384.7)	—	(666.4)
Equity income (loss) in subsidiaries	221.5	(450.0)	(186.2)	414.7	—
Operating income (loss)	123.2	426.6	(511.0)	414.7	453.5
Interest income (expense), net	(228.3)	255.7	(231.9)	—	(204.5)
Other pension and postretirement benefits (costs), net	—	3.5	21.5	—	25.0
Other income (expense), net	(0.5)	(67.1)	66.9	—	(0.7)
Income (loss) before income taxes	(105.6)	618.7	(654.5)	414.7	273.3
Income tax benefit (expense)	183.6	(395.2)	18.3	—	(193.3)
Net income (loss)	78.0	223.5	(636.2)	414.7	80.0
Net (income) loss attributable to noncontrolling interests	—	—	(2.0)	—	(2.0)
Net income (loss) attributable to MCBC	$78.0	$223.5	$(638.2)	$414.7	$78.0
Comprehensive income (loss) attributable to MCBC	$(75.5)	$102.3	$(760.2)	$657.9	$(75.5)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN MILLIONS)
(UNAUDITED)

	Nine Months Ended
	September 30, 2018
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$7.0	$7,823.7	$2,853.2	$(370.3)	$10,313.6
Excise taxes	—	(1,099.0)	(863.7)	—	(1,962.7)
Net sales	7.0	6,724.7	1,989.5	(370.3)	8,350.9
Cost of goods sold	(1.5)	(3,982.9)	(1,364.7)	360.3	(4,988.8)
Gross profit	5.5	2,741.8	624.8	(10.0)	3,362.1
Marketing, general and administrative expenses	(188.5)	(1,473.9)	(487.3)	10.0	(2,139.7)
Special items, net	(0.5)	279.5	(11.3)	—	267.7
Equity income (loss) in subsidiaries	1,332.1	(60.7)	124.8	(1,396.2)	—
Operating income (loss)	1,148.6	1,486.7	251.0	(1,396.2)	1,490.1
Interest income (expense), net	(244.9)	257.7	(240.1)	—	(227.3)
Other pension and postretirement benefits (costs), net	(0.1)	2.5	25.1	—	27.5
Other income (expense), net	0.1	(49.7)	49.8	—	0.2
Income (loss) before income taxes	903.7	1,697.2	85.8	(1,396.2)	1,290.5
Income tax benefit (expense)	136.8	(364.7)	(3.7)	—	(231.6)
Net income (loss)	1,040.5	1,332.5	82.1	(1,396.2)	1,058.9
Net (income) loss attributable to noncontrolling interests	—	—	(18.4)	—	(18.4)
Net income (loss) attributable to MCBC	$1,040.5	$1,332.5	$63.7	$(1,396.2)	$1,040.5
Comprehensive income attributable to MCBC	$904.1	$1,148.4	$(43.3)	$(1,105.1)	$904.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
(IN MILLIONS)
(UNAUDITED)

	As of
	September 30, 2019
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$14.6	$79.8	$315.8	$—	$410.2
Accounts receivable, net	—	442.4	379.1	—	821.5
Other receivables, net	28.4	70.7	30.0	—	129.1
Inventories, net	—	471.1	171.7	—	642.8
Other current assets, net	18.6	168.8	95.9	—	283.3
Intercompany accounts receivable	—	3,876.5	88.8	(3,965.3)	—
Total current assets	61.6	5,109.3	1,081.3	(3,965.3)	2,286.9
Properties, net	17.2	3,256.9	1,157.9	—	4,432.0
Goodwill	—	6,142.4	1,406.8	—	7,549.2
Other intangibles, net	4.5	11,745.1	1,837.6	—	13,587.2
Net investment in and advances to subsidiaries	25,685.9	3,110.6	4,435.2	(33,231.7)	—
Other assets	150.9	348.4	488.1	(91.1)	896.3
Total assets	$25,920.1	$29,712.7	$10,406.9	$(37,288.1)	$28,751.6
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$117.1	$1,690.3	$887.4	$—	$2,694.8
Current portion of long-term debt and short-term borrowings	764.2	407.4	22.2	—	1,193.8
Intercompany accounts payable	3,102.5	158.4	704.4	(3,965.3)	—
Total current liabilities	3,983.8	2,256.1	1,614.0	(3,965.3)	3,888.6
Long-term debt	7,224.6	765.0	68.9	—	8,058.5
Pension and postretirement benefits	3.5	700.3	11.9	—	715.7
Deferred tax liabilities	—	1,517.5	787.7	(91.1)	2,214.1
Other liabilities	199.2	182.9	86.1	—	468.2
Intercompany notes payable	1,347.6	16.8	5,998.5	(7,362.9)	—
Total liabilities	12,758.7	5,438.6	8,567.1	(11,419.3)	15,345.1
MCBC stockholders' equity	13,162.4	30,271.5	2,960.2	(33,231.7)	13,162.4
Intercompany notes receivable	(1.0)	(5,997.4)	(1,364.5)	7,362.9	—
Total stockholders' equity	13,161.4	24,274.1	1,595.7	(25,868.8)	13,162.4
Noncontrolling interests	—	—	244.1	—	244.1
Total equity	13,161.4	24,274.1	1,839.8	(25,868.8)	13,406.5
Total liabilities and equity	$25,920.1	$29,712.7	$10,406.9	$(37,288.1)	$28,751.6

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Nine Months Ended
	September 30, 2019
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$990.0	$341.7	$162.0	$(205.5)	$1,288.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(7.2)	(276.8)	(173.3)	—	(457.3)
Proceeds from sales of properties and other assets	—	97.3	3.7	—	101.0
Other	46.2	0.2	(9.1)	—	37.3
Net intercompany investing activity	46.5	69.4	48.4	(164.3)	—
Net cash provided by (used in) investing activities	85.5	(109.9)	(130.3)	(164.3)	(319.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	1.5	—	—	—	1.5
Dividends paid	(276.3)	(205.5)	(24.6)	205.5	(300.9)
Payments on debt and borrowings	(1,566.3)	(0.3)	(9.3)	—	(1,575.9)
Net proceeds from (payments on) revolving credit facilities and commercial paper	264.8	—	(1.9)	—	262.9
Change in overdraft balances and other	(3.5)	(9.8)	12.1	—	(1.2)
Net intercompany financing activity	—	(95.8)	(68.5)	164.3	—
Net cash provided by (used in) financing activities	(1,579.8)	(311.4)	(92.2)	369.8	(1,613.6)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(504.3)	(79.6)	(60.5)	—	(644.4)
Effect of foreign exchange rate changes on cash and cash equivalents	3.1	3.3	(9.7)	—	(3.3)
Balance at beginning of year	515.8	156.1	386.0	—	1,057.9
Balance at end of period	$14.6	$79.8	$315.8	$—	$410.2

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
Revitalization Plan
On October 28, 2019, we initiated a revitalization plan designed to allow Molson Coors to invest across our portfolio at the level necessary to drive long-term, sustainable success. See discussion of anticipated impacts of this plan in Part I-Item 1. Financial Statements, Note 3, “Segments” and Note 5, "Special Items", as well as the Outlook section of this MD&A.

Summary of Consolidated Results of Operations
The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and September 30, 2018. See Part I-Item 1. Financial Statements for additional details of our U.S. GAAP results.

	Three Months Ended			Nine Months Ended
	September 30, 2019	September 30, 2018	% change	September 30, 2019	September 30, 2018	% change
	(In millions, except percentages and per share data)
Financial volume in hectoliters	25.044	26.513	(5.5)%	70.956	75.071	(5.5)%
Net sales	$2,841.6	$2,934.2	(3.2)%	$8,093.2	$8,350.9	(3.1)%
Net income (loss) attributable to MCBC	$(402.8)	$338.3	N/M	$78.0	$1,040.5	(92.5)%
Net income (loss) attributable to MCBC per diluted share	$(1.86)	$1.56	N/M	$0.36	$4.80	(92.5)%
N/M = Not meaningful
Third Quarter 2019 Financial Highlights
During the third quarter of 2019, we recognized a net loss attributable to MCBC of $402.8 million, representing a decrease of $741.1 million versus the prior year. The decrease in net income attributable to MCBC was primarily driven by the impact of aggregate goodwill and intangible asset impairment losses of $691.9 million primarily related to our Canada reporting unit. The decrease was also due to lower volume, inflation, and cycling a net benefit from the amicable resolution of a vendor dispute in the prior year, partially offset by positive global pricing and mix, cost savings, lower restructuring charges, lower incentive compensation, and lower marketing spend. Net sales of approximately $2.8 billion in the third quarter of 2019 decreased 3.2% from the prior year, driven by volume declines, partially offset by net sales per hectoliter growth.
Regional financial highlights:

•
In our U.S. segment, income before income taxes decreased 6.9% to $348.3 million in the third quarter of 2019, compared to the prior year, primarily driven by lower volume, cost inflation, as well as cycling a net benefit from the amicable resolution of a vendor dispute in the prior year, partially offset by higher net pricing, cycling special charges in the prior year related to restructuring, and cost savings.

•
Our Canada segment reported a loss before income taxes of $615.5 million in the third quarter of 2019, a decrease from the prior year, driven primarily by the $668.3 million goodwill impairment loss recognized in the third quarter of 2019 as well as the gross profit impacts of volume declines, higher cost of goods sold per hectoliter, partially offset by lower marketing, general and administrative expense. See Part I-Item 1. Financial Statements, Note 7, "Goodwill and Intangible Assets" for additional information.

•
In our Europe segment, income before income taxes decreased 19.3% to $77.5 million in the third quarter of 2019, compared to prior year, driven by current year special charges of $13.7 million, primarily related to the write down of intangible assets following the termination of distribution, brewing and joint venture agreements with a partner in one of our markets, as well as unfavorable foreign currency movements, increased brand investments, soft industry demand and inflation, partially offset by positive net pricing and mix and lower incentive compensation.

•
Our International segment reported a loss before income taxes of $7.7 million in the third quarter of 2019, compared to a loss of $1.0 million in the prior year, primarily driven by higher special charges due to an aggregate impairment loss of $12.2 million related to our India business, partially offset by lower marketing, general and administrative expense.

See "Results of Operations" below for further analysis of our segment results.
Core brand highlights:

•	Global priority brand volume decreased 2.2% in the third quarter of 2019 versus 2018, due to declines across the U.S., Canada, and International partially offset by growth in Europe.

•	Blue Moon Belgian White global brand volume increased 2.3% in the third quarter of 2019 versus 2018, driven by growth in Canada and Europe, partially offset by declines in the U.S.

•	Carling brand volume in Europe increased 1.2% during the third quarter of 2019 versus 2018, driven by higher volumes in the U.K., the brand's primary market.

•
Coors global brand volume - Coors Light global brand volume decreased 4.1% during the third quarter of 2019 versus 2018. The overall volume decrease in the third quarter of 2019 was primarily driven by lower brand volume in the U.S., International, and Canada, partially offset by growth in Europe. Volumes in the U.S. were lower than prior year, although Coors Light gained share of the U.S. premium light segment for the second consecutive quarter. The declines in International were driven by competitive pressures in Mexico along with economic decline in Puerto Rico. The declines in Canada are primarily the result of industry declines due to ongoing competitive pressures in Quebec and Ontario and a continued shift in consumer preference to value brands in the West. Coors Banquet global brand volume decreased 1.5% during the third quarter of 2019 versus 2018 driven by the U.S., partially offset by the introduction of Coors Original in International markets.

•
Miller global brand volume - Miller Lite global brand volumes increased 0.7% during the third quarter of 2019 versus 2018, primarily driven by International and Canada, partially offset by the U.S. However, Miller Lite gained share of the U.S. premium light segment for the twentieth consecutive quarter. Miller Genuine Draft global brand volume decreased 11.4% during the third quarter of 2019 versus 2018, due to decreases in all segments.

•
Molson Canadian brand volume in Canada decreased 9.4% during the third quarter of 2019 versus 2018, primarily driven by industry declines as well as share declines due to competitive pressures in the West and Ontario.

•	Staropramen global brand volume, including royalty volume, increased 3.0% during the third quarter of 2019 versus 2018, driven by higher volumes in all major markets for the brand.
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

	Three Months Ended			Nine Months Ended
	September 30, 2019	September 30, 2018	% change	September 30, 2019	September 30, 2018	% change
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	25.044	26.513	(5.5)%	70.956	75.071	(5.5)%
Less: Contract brewing, wholesaler and non-beer volume	(1.986)	(2.222)	(10.6)%	(5.921)	(6.401)	(7.5)%
Add: Royalty volume	1.169	1.171	(0.2)%	2.946	2.944	0.1%
Add: STW to STR adjustment	0.441	(0.178)	N/M	(0.823)	(1.484)	(44.5)%
Total worldwide brand volume	24.668	25.284	(2.4)%	67.158	70.130	(4.2)%
N/M = Not meaningful
Our worldwide brand volume decreased 2.4% and 4.2% during the three and nine months ended September 30, 2019 compared to prior year, primarily due to lower volume in all segments driven by challenging market dynamics in the U.S., Canada and Europe.

Net Sales Drivers
For the three months ended September 30, 2019 versus September 30, 2018, by segment (in percentages):

	Volume	Price, Product and Geography Mix	Currency	Other	Total
Consolidated	(5.5)%	3.7%	(1.1)%	(0.3)%	(3.2)%
U.S.	(7.1)%	5.2%	—%	(0.4)%	(2.3)%
Canada	(8.4)%	3.9%	(0.9)%	(0.4)%	(5.8)%
Europe	(0.3)%	1.9%	(5.1)%	0.1%	(3.4)%
International	(23.2)%	10.0%	(0.1)%	(2.4)%	(15.7)%

For the nine months ended September 30, 2019 versus September 30, 2018, by segment (in percentages):

	Volume	Price, Product and Geography Mix	Currency	Other	Total
Consolidated	(5.5)%	4.1%	(1.5)%	(0.2)%	(3.1)%
U.S.	(6.1)%	4.7%	—%	(0.3)%	(1.7)%
Canada	(6.3)%	2.7%	(2.8)%	(0.1)%	(6.5)%
Europe	(3.3)%	4.2%	(5.9)%	(0.1)%	(5.1)%
International	(21.1)%	9.0%	(1.1)%	(1.9)%	(15.1)%

Income taxes

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Effective tax rate	(29)%	16%	71%	18%
The negative effective tax rate during the third quarter of 2019 and increase in effective tax rate during the first three quarters of 2019 versus 2018, was primarily driven by the $668.3 million impairment loss to nondeductible goodwill of our Canada reporting unit, as well as other discrete tax items recognized during the third quarter of 2019.
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
Since 2018, the United States Internal Revenue Service has continued to issue proposed, temporary and final regulations to implement provisions of the 2017 Tax Act. We have continued to monitor these and while temporary and final regulations have not yet resulted in material adverse impacts to us, there are certain proposed regulations, which are not yet considered law, that if finalized as proposed, could result in a material adverse impact on our consolidated financial statements. Specifically, if certain of the proposed regulations are finalized as proposed with full retroactive application to December 31, 2017, then we would be required to recognize income tax expense related to the proposed retroactive period through September 30, 2019, for fiscal years 2018 and 2019.
Refer to Part I - Item 1. Financial Statements, Note 6, "Income Tax" for additional details regarding our effective tax rate.

Results of Operations
United States Segment

	Three Months Ended			Nine Months Ended
	September 30, 2019	September 30, 2018	% change	September 30, 2019	September 30, 2018	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)	15.976	17.206	(7.1)%	47.216	50.262	(6.1)%
Sales(1)	$2,140.6	$2,199.8	(2.7)%	$6,284.6	$6,416.1	(2.0)%
Excise taxes	(250.1)	(264.0)	(5.3)%	(723.2)	(760.0)	(4.8)%
Net sales(1)	1,890.5	1,935.8	(2.3)%	5,561.4	5,656.1	(1.7)%
Cost of goods sold(1)	(1,106.9)	(1,118.7)	(1.1)%	(3,275.9)	(3,298.5)	(0.7)%
Gross profit	783.6	817.1	(4.1)%	2,285.5	2,357.6	(3.1)%
Marketing, general and administrative expenses	(434.1)	(420.4)	3.3%	(1,264.4)	(1,248.6)	1.3%
Special items, net(2)	(3.7)	(29.7)	(87.5)%	(6.8)	(34.5)	(80.3)%
Operating income (loss)	345.8	367.0	(5.8)%	1,014.3	1,074.5	(5.6)%
Interest income (expense), net	2.6	7.6	(65.8)%	4.6	8.0	(42.5)%
Other income (expense), net	(0.1)	(0.4)	(75.0)%	(0.2)	(1.1)	(81.8)%
Income (loss) before income taxes	$348.3	$374.2	(6.9)%	$1,018.7	$1,081.4	(5.8)%

(1)	Includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.

(2)	See Part I—Item 1. Financial Statements, Note 5, "Special Items" for detail of special items.
Significant events
Throughout 2018, U.S. financial volume, including shipment timing and distributor inventory levels, as well as financial results were impacted by brewery system implementations at our Golden, Colorado, Trenton, Ohio and Fort Worth, Texas breweries. Specifically, we saw strong financial volumes with increased shipments in the third quarter of 2018 preparing for the implementations, which led to lower shipments in the fourth quarter of 2018. The Milwaukee, Wisconsin brewery implementation occurred in the first quarter of 2019, the Albany, Georgia brewery implementation occurred in the third quarter of 2019 and the Irwindale, California brewery implementation occurred early in the fourth quarter of 2019. We expect such implementations to impact 2019 U.S. financial volume trends, including quarterly shipment timing and distributor inventory levels, as well as quarterly financial results and related 2018 comparisons.
The volatility of aluminum prices, inclusive of Midwest Premium and tariffs, and freight and fuel costs continued to significantly impact our results during the first three quarters of 2019. To the extent these prices continue to fluctuate, our business and financial results could be materially adversely impacted. We continue to monitor these risks and rely on our risk management hedging program to help mitigate price risk exposure for commodities including aluminum and fuel.
Volume and net sales
Brand volume decreased 3.9%, on a trading day adjusted basis, for the three months ended September 30, 2019 and decreased 4.1% for the nine months ended September 30, 2019, compared to prior year, partially driven by challenging industry dynamics. STWs, excluding contract brewing volume, decreased 6.2% and 5.4% during the three and nine months ended September 30, 2019, respectively, driven by lower brand volume and quarterly timing of distributor inventories as we expect brand volume and STW trends to largely converge on a full year basis.
Net sales per hectoliter on a brand volume basis increased 4.3% and 3.8% for the three and nine months ended September 30, 2019, compared to prior year, driven by higher net pricing. Net sales per hectoliter on a reported basis increased 5.2% and 4.7% for the three and nine months ended September 30, 2019 compared to prior year.

Cost of goods sold
Cost of goods sold per hectoliter for the three and nine months ended September 30, 2019 increased 6.6% and 5.7%, respectively, compared to prior year, driven by inflation, volume deleverage and other factors, including a substantial unanticipated increase in property tax at our Golden, Colorado brewery, partially offset by cost savings. Cost of goods sold per hectoliter for the nine months ended September 30, 2019 was also negatively impacted by increased packaging costs associated with our bottle furnace rebuild.
Marketing, general and administrative expenses
Marketing, general and administrative expenses for the three and nine months ended September 30, 2019 increased 3.3% and 1.3%, respectively, compared to prior year, primarily driven by cycling a net benefit from the amicable resolution of a vendor dispute in the prior year, partially offset by the incremental cost reductions related to the restructuring initiated in the third quarter of 2018. For the nine months ended September 30, 2019, the increase was also driven by cycling lower employee incentive compensation in the prior year. Third quarter marketing, general and administrative expense also reflects the benefit of lower incentive compensation for the second consecutive year.
Canada Segment

	Three Months Ended			Nine Months Ended
	September 30, 2019	September 30, 2018	% change	September 30, 2019	September 30, 2018	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)	2.202	2.405	(8.4)%	6.169	6.585	(6.3)%
Sales(1)	$486.4	$519.4	(6.4)%	$1,317.2	$1,418.9	(7.2)%
Excise taxes	(120.1)	(130.5)	(8.0)%	(316.9)	(348.8)	(9.1)%
Net sales(1)	366.3	388.9	(5.8)%	1,000.3	1,070.1	(6.5)%
Cost of goods sold(1)	(217.6)	(218.8)	(0.5)%	(630.1)	(641.9)	(1.8)%
Gross profit	148.7	170.1	(12.6)%	370.2	428.2	(13.5)%
Marketing, general and administrative expenses	(79.8)	(87.2)	(8.5)%	(255.8)	(262.5)	(2.6)%
Special items, net(2)	(672.3)	(5.9)	N/M	(626.4)	(17.2)	N/M
Operating income (loss)	(603.4)	77.0	N/M	(512.0)	148.5	N/M
Other income (expense), net	(12.1)	0.5	N/M	(1.3)	(0.6)	116.7%
Income (loss) before income taxes	$(615.5)	$77.5	N/M	$(513.3)	$147.9	N/M
N/M = Not meaningful

(1)	Includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.

(2)	See Part I-Item 1. Financial Statements, Note 5, "Special Items" for detail of special items.
Significant events
We identified a triggering event requiring an interim impairment assessment of the goodwill within our Canada reporting unit at the end of the third quarter of 2019, as a result, in part, of prolonged weakening of the Canadian beer industry negatively impacting the performance of the Canada business in the current year and the expected future cash flows of the Canada reporting unit. The interim goodwill impairment analysis resulted in a goodwill impairment loss recognized within our Canada reporting unit of $668.3 million, which was recorded as a special item. See Part I-Item 1. Financial Statements, Note 7, "Goodwill and Intangible Assets" for additional information, including the risks associated with potential future impairment losses related to the remaining goodwill within our Canada reporting unit and to our indefinite-lived intangible assets.
As part of our ongoing assessment and optimization of our Canadian supply chain network, we have incurred and continue to incur significant capital expenditures associated with the completion of the new brewery in Chilliwack, British Columbia, most of which we expect to be funded with the previously received proceeds from the sale of the Vancouver brewery in 2016. The final closure of the Vancouver brewery was completed in the third quarter of 2019. The new Chilliwack brewery is now up and running with transition of full production to the brewery currently underway.

In further efforts to help optimize the Canada brewery network, in the third quarter of 2017, we announced a plan to build a more efficient and flexible brewery in the greater Montreal area. Additionally, during the second quarter of 2019, we completed the sale of our Montreal brewery for $96.2 million (CAD 126.0 million), resulting in a $61.3 million gain, which was recorded as a special item. In conjunction with the sale, we agreed to lease back the existing property to continue operations on an uninterrupted basis until the new brewery is operational, which we currently expect to occur in 2021. However, due to the uncertainty inherent in our estimates, the timing of the brewery closure is subject to change. We will continue to incur significant capital expenditures associated with the construction of the new brewery in Longueuil, Quebec.
In June 2019, the Ontario government adopted a bill that, if enacted, would terminate a 10-year Master Framework Agreement that was originally signed between the previous government administration and MCBC, Labatt Brewing Company Limited, Sleeman Breweries Ltd., and Brewers Retail Inc. in 2015 and dictates the terms of the beer distribution and retail systems in Ontario through 2025. The government has not yet proclaimed the bill as law. The impacts of these potential legislative changes are unknown at this time, but could have a negative impact on the results of operations, cash flows and financial position of the Canada segment. While discussions remain ongoing with the government to reach a mutually agreeable alternative to the enactment of the law, the Company and the other Master Framework Agreement signatories are prepared to vigorously defend their rights and pursue legal recourse, should the Master Framework Agreement be unilaterally terminated by the enactment of the legislation. For additional information, see Part I—Item 1. Financial Statements, Note 12, "Commitments and Contingencies."
In June 2019, Health Canada released final regulations resulting in the legalization of new classes of cannabis products including edibles and cannabis infused beverages on October 17, 2019, with product sales being permitted sixty days after submission of the beverage formulations to Health Canada and satisfaction of all other licensing and regulatory preconditions. While our Truss joint venture with Hexo has been making progress preparing for the launch of Cannabis-infused products in the Canadian market, including the on-going construction of a production facility in Belleville, Ontario, we currently expect that Truss will be able to launch products in the first half of 2020, subject to and after all of its licenses and regulatory clearances have been obtained.
Foreign currency impact on results
During the three and nine months ended September 30, 2019, the CAD appreciated versus the USD on an average basis, resulting in an increase of $9.6 million and $9.2 million, respectively, to our USD earnings before income taxes. Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Our Canada brand volume decreased 5.1% and 5.3% during the three and nine months ended September 30, 2019, respectively, versus prior year, primarily due to industry declines. The decrease of 8.4% in financial volume for the quarter was also impacted by lower contract manufacturing volume as well as negative impacts of timing of customer inventory levels.
Our net sales per hectoliter on a brand volume basis increased 2.7% and 2.5% in local currency during the three and nine months ended September 30, 2019, respectively, compared to prior year, primarily driven by positive net pricing. Net sales per hectoliter on a reported basis in local currency increased 3.9% and 2.7% for the three and nine months ended September 30, 2019, respectively, compared to prior year.
Cost of goods sold
Cost of goods sold per hectoliter in local currency increased 9.7% and 8.0% during the three and nine months ended September 30, 2019, respectively, compared to prior year, primarily driven by volume deleverage, cycling prior year distribution gains, brewery start-up costs, and inflation, partially offset by cost savings.
Marketing, general and administrative expenses
Our marketing, general and administrative expenses decreased 7.7% and increased 0.5% in local currency for the three and nine months ended September 30, 2019, respectively, compared to prior year. For the three months ended September 30, 2019, the decrease was primarily driven by timing of brand investments and lower incentive compensation, partially offset by Truss joint venture start-up costs. For the nine months ended September 30, 2019, the increase was driven by Truss joint venture start-up costs, partially offset by lower employee-related expenses, including lower incentive compensation.

Other income (expense), net
For the three and nine months ended September 30, 2019, other expense was primarily driven by unrealized mark-to-market losses of $11.4 million and $3.5 million, respectively, on the HEXO warrants received in connection with the formation of the Truss joint venture as further detailed in Part I - Item 1. Financial Statements, Note 11, "Derivative Instruments and Hedging Activities."

Europe Segment

	Three Months Ended			Nine Months Ended
	September 30, 2019	September 30, 2018	% change	September 30, 2019	September 30, 2018	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)	6.873	6.891	(0.3)%	17.618	18.211	(3.3)%
Sales(2)	$831.9	$860.6	(3.3)%	$2,210.7	$2,353.0	(6.0)%
Excise taxes	(273.9)	(282.7)	(3.1)%	(751.3)	(814.7)	(7.8)%
Net sales(2)	558.0	577.9	(3.4)%	1,459.4	1,538.3	(5.1)%
Cost of goods sold	(339.7)	(346.9)	(2.1)%	(925.0)	(968.2)	(4.5)%
Gross profit	218.3	231.0	(5.5)%	534.4	570.1	(6.3)%
Marketing, general and administrative expenses	(124.4)	(133.3)	(6.7)%	(403.6)	(407.4)	(0.9)%
Special items, net(3)	(13.7)	(0.6)	N/M	(18.6)	(5.4)	N/M
Operating income (loss)	80.2	97.1	(17.4)%	112.2	157.3	(28.7)%
Interest income (expense), net	(1.5)	(1.5)	—%	(4.3)	(3.6)	19.4%
Other income (expense), net	(1.2)	0.4	N/M	(2.1)	(0.8)	162.5%
Income (loss) before income taxes	$77.5	$96.0	(19.3)%	$105.8	$152.9	(30.8)%
N/M = Not meaningful

(1)
Excludes royalty volume of 0.492 million hectoliters and 1.265 million hectoliters for the three and nine months ended September 30, 2019, respectively, and excludes royalty volume of 0.522 million hectoliters and 1.318 million hectoliters for the three and nine months ended September 30, 2018, respectively.

(2)	Includes gross inter-segment sales and volumes, which are eliminated in the consolidated totals.

(3)	See Part I-Item 1. Financial Statements, Note 5, "Special Items" for detail of special items.
Significant events
The U.K. was expected to leave the European Union on October 31, 2019, however, the exit date has now been extended through January 31, 2020. As a result, the terms of the withdrawal remain unknown, which subjects our Europe segment to regulatory and market uncertainty in the U.K. and in the rest of Europe. The GBP has recently become volatile as a result of ongoing government discussions leading up to the initial extended exit date resulting in the weakening of the GBP to the USD during the third quarter of 2019, which has had an adverse impact on our European revenues as reported in USD due to the significance of U.K. sales. Any further significant weakening of the GBP to the USD could have a further adverse impact on our results.
During the third quarter of 2019, our Grolsch joint venture arrangement as well as the related brewing and distribution agreements for the Grolsch brands in the U.K. and Ireland were terminated. As a result, we have deconsolidated the Grolsch joint venture and recorded aggregate special charges of $12.4 million, primarily related to the impairment of the associated definite-lived intangible assets. See Part I-Item 1. Financial Statements, Note 4, "Investments" for further discussion.
Foreign currency impact on results
Our Europe segment operates in numerous countries within Europe and each country's operations utilize distinct currencies. Foreign currency movements unfavorably impacted our Europe USD income before income taxes by $4.9 million and $6.8 million for the three and nine months ended September 30, 2019, respectively. Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Our Europe brand volume decreased 0.7% and 3.3% for the three and nine months ended September 30, 2019, respectively, compared to prior year, due to soft industry demand which also drove the 0.3% decrease in financial volume for the third quarter. The decrease in brand volume for the nine months ended September 30, 2019 was also driven by cycling the benefit of higher consumption from the World Cup in the second quarter of 2018.
Net sales per hectoliter on a brand volume basis increased 2.9% and 4.6% in local currency for the three and nine months ended September 30, 2019, respectively, compared to prior year, driven by positive net pricing and favorable sales mix, partially offset by slight decline in brand volumes. Net sales per hectoliter on a reported basis increased 1.9% and 4.2% in local currency for the three and nine months ended September 30, 2019, respectively, compared to prior year.
Cost of goods sold
Cost of goods sold per hectoliter increased 3.5% and 5.0% in local currency for the three and nine months ended September 30, 2019, respectively, versus prior year, primarily due to inflation. For the nine months ended September 30, 2019, the increase was also driven by volume deleverage.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 1.7% and increased 5.6% in local currency for the three and nine months ended September 30, 2019, respectively, compared to prior year. For the three months ended September 30, 2019, the decrease was primarily driven by lower incentive compensation, offsetting higher marketing investments focused on our national champion brands, and premiumization initiatives. For the nine months ended September 30, 2019, the increase was primarily due to higher marketing investments focused on our national champion brands and premiumization initiatives, as well as cycling a benefit from the partial reversal of bad debt provisions in the second quarter of 2018, partially offset by lower incentive compensation.
International Segment

	Three Months Ended			Nine Months Ended
	September 30, 2019	September 30, 2018	% change	September 30, 2019	September 30, 2018	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)	0.443	0.577	(23.2)%	1.368	1.734	(21.1)%
Sales	$68.8	$80.7	(14.7)%	$196.8	$231.6	(15.0)%
Excise taxes	(12.3)	(13.7)	(10.2)%	(33.5)	(39.2)	(14.5)%
Net sales	56.5	67.0	(15.7)%	163.3	192.4	(15.1)%
Cost of goods sold(2)	(34.3)	(42.0)	(18.3)%	(102.3)	(123.9)	(17.4)%
Gross profit	22.2	25.0	(11.2)%	61.0	68.5	(10.9)%
Marketing, general and administrative expenses	(17.1)	(24.1)	(29.0)%	(52.9)	(59.8)	(11.5)%
Special items, net(3)	(12.3)	(0.4)	N/M	(13.1)	(3.2)	N/M
Operating income (loss)	(7.2)	0.5	N/M	(5.0)	5.5	N/M
Other income (expense), net	(0.5)	(1.5)	(66.7)%	(0.5)	(1.5)	(66.7)%
Income (loss) before income taxes	$(7.7)	$(1.0)	N/M	$(5.5)	$4.0	N/M
N/M = Not meaningful

(1)
Excludes royalty volume of 0.677 million hectoliters and 1.681 million hectoliters for the three and nine months ended September 30, 2019, respectively, and excludes royalty volume of 0.649 million hectoliters and 1.626 million hectoliters for the three and nine months ended September 30, 2018, respectively.

(2)	Includes gross inter-segment purchases, which are eliminated in the consolidated totals.

(3)	See Part I-Item 1. Financial Statements, Note 5, "Special Items" for detail of special items.

Significant events
During the third quarter of 2019, we recognized an aggregate impairment loss of $12.2 million related to the goodwill of our India reporting unit and a definite-lived brand intangible asset, which were recorded as special items. See Part I-Item 1. Financial Statements, Note 7, "Goodwill and Intangible Assets" for additional information.
Foreign currency impact on results
Our International segment operates in numerous countries around the world and each country's operations utilize distinct currencies. Foreign currency movements unfavorably impacted our International segment's USD loss before income taxes by $0.9 million and $1.6 million for the three and nine months ended September 30, 2019, respectively. Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Our International brand volume decreased 8.6% and 9.3% in the three and nine months ended September 30, 2019, compared to prior year, primarily driven by India supply chain and demand constraints, economic decline in Paraguay and Puerto Rico along with timing of STWs. For the nine months ended September 30, 2019, the decrease was also due to higher net pricing on Coors Light in Mexico, partially offset by growth in several of our focus markets.
Net sales per hectoliter on a brand volume basis decreased 7.6% and 5.3% in local currency in the three and nine months ended September 30, 2019, respectively, compared to prior year, primarily due to geographic mix, partially offset by positive net pricing. For the nine months ended September 30, 2019, the decrease was also driven by the shift to local production in Mexico. Net sales per hectoliter on a reported basis increased 10.0% and 9.0% in local currency for the three and nine months ended September 30, 2019, respectively, compared to prior year.
Cost of goods sold
Cost of goods sold per hectoliter increased 6.1% and 5.4% in local currency for the three and nine months ended September 30, 2019, respectively, compared to prior year, primarily driven by geographic mix and inflation.
Marketing, general and administrative expenses
Marketing, general and administrative expense decreased 29.5% and 10.7% in local currency in the three and nine months ended September 30, 2019, respectively, compared to prior year, driven by lower marketing spend and lower incentive compensation. For the nine months ended September 30, 2019, the decrease was partially offset by cycling the $2.0 million of settlement proceeds received related to our Colombia business in the first quarter of 2018.

Corporate

	Three Months Ended			Nine Months Ended
	September 30, 2019	September 30, 2018	% change	September 30, 2019	September 30, 2018	% change
	(In millions, except percentages)
Financial volume in hectoliters	—	—	—%	—	—	—%
Sales	$0.1	$0.2	(50.0)%	$0.6	$0.7	(14.3)%
Excise taxes	—	—	—%	—	—	—%
Net sales	0.1	0.2	(50.0)%	0.6	0.7	(14.3)%
Cost of goods sold	(16.7)	(23.2)	(28.0)%	(16.7)	(63.0)	(73.5)%
Gross profit	(16.6)	(23.0)	(27.8)%	(16.1)	(62.3)	(74.2)%
Marketing, general and administrative expenses	(34.8)	(48.9)	(28.8)%	(138.4)	(161.4)	(14.3)%
Special items, net(1)	(1.3)	—	N/M	(1.5)	328.0	N/M
Operating income (loss)	(52.7)	(71.9)	(26.7)%	(156.0)	104.3	N/M
Interest expense, net	(66.7)	(73.5)	(9.3)%	(204.8)	(231.7)	(11.6)%
Other pension and postretirement benefits (costs), net	8.0	7.6	5.3%	25.0	27.5	(9.1)%
Other income (expense), net	0.2	1.2	(83.3)%	3.4	4.2	(19.0)%
Income (loss) before income taxes	$(111.2)	$(136.6)	(18.6)%	$(332.4)	$(95.7)	N/M
N/M = Not meaningful

(1)	See Part I-Item 1. Financial Statements, Note 5, "Special Items" for detail of special items.
Cost of goods sold
The unrealized changes in fair value on our commodity swaps, which are economic hedges, are recorded as cost of goods sold within our Corporate business activities. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. Lower commodity market prices relative to our hedged positions on our commodity swaps drove total unrealized mark-to-market losses of $14.9 million and $12.0 million, respectively, recognized in cost of goods sold for the three and nine months ended September 30, 2019, and total unrealized mark-to-market losses of $23.2 million and $62.8 million, respectively, recognized in cost of goods sold for the three and nine months ended September 30, 2018.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased in the three and nine months ended September 30, 2019, primarily due to lower incentive compensation, and for the nine months ended September 30, 2019, the decrease was also due to higher integration costs recognized in the prior year. Specifically, we recorded integration costs of $19.1 million for the nine months ended September 30, 2019, and $24.6 million for the nine months ended September 30, 2018, within marketing, general and administrative expenses.
Interest expense, net
Net interest expense decreased for the three and nine months ended September 30, 2019 compared to the prior year, primarily driven by the repayment of debt as part of our deleveraging commitments as well as risk management strategies to reduce interest expense. See Part I—Item 1. Financial Statements, Note 8, "Debt" and Note 11, "Derivative Instruments and Hedging Activities" for further details.
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
A significant portion of our cash flows from operating activities is generated outside the U.S. in currencies other than USD. As of September 30, 2019, approximately 89% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. We accrue for tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue taxes. However, we will continue to assess the impact of the 2017 Tax Act on the tax consequences of future repatriations. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. We believe these financing arrangements, along with the cash generated from the operations of our U.S. segment, are sufficient to fund our current cash needs in the U.S.
Cash Flows and Use of Cash
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. "Risk Factors" in our Annual Report.
Cash Flows from Operating Activities
Net cash provided by operating activities of approximately $1.3 billion for the nine months ended September 30, 2019 decreased by $503.2 million compared to the nine months ended September 30, 2018. This decrease is primarily driven by cycling the proceeds received during the first quarter of 2018 of $328.0 million related to the Adjustment Amount (as defined and further discussed in Part I—Item 1. Financial Statements, Note 5, "Special Items"), as well as lower net income adjusted for non-cash add backs and higher cash paid for taxes, partially offset by lower interest paid during the nine months ended September 30, 2019.
Cash Flows from Investing Activities
Net cash used in investing activities of $319.0 million for the nine months ended September 30, 2019 decreased by $214.5 million compared to the nine months ended September 30, 2018, driven primarily by the receipt of $94.2 million of net proceeds from the sale of our Montreal brewery during the second quarter of 2019, net cash inflows from other investing activities compared to outflows in the prior year, including the proceeds received from the voluntary settlement of our cross currency swaps during the second quarter of 2019, and higher cash paid for acquisitions in the prior year, as well as lower capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was approximately $1.6 billion for the nine months ended September 30, 2019 compared to $923.4 million for the nine months ended September 30, 2018. This increase was primarily driven by higher net repayments on debt and borrowings for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, as well as increased dividend payments in the third quarter of 2019, partially offset by an increase in borrowings under our commercial paper program for the nine months ended September 30, 2019 compared to the repayment of borrowings under our commercial paper program for the nine months ended September 30, 2018.
Capital Resources
Cash and Cash Equivalents
As of September 30, 2019, we had total cash and cash equivalents of $410.2 million, compared to approximately $1.1 billion as of December 31, 2018 and $750.1 million as of September 30, 2018. The decrease in cash and cash equivalents from both prior periods was primarily driven by debt repayments, capital expenditures and dividend payments, partially offset by cash generated from operating activities and proceeds received from the sale of our Montreal brewery and from the voluntary settlement of our cross currency swaps during the second quarter of 2019.

Borrowings
During the first quarter of 2019, we repaid our EUR 500 million variable rate notes and our $500 million 1.90% notes, both of which matured in March 2019. Additionally, on July 15, 2019, we repaid our $500 million 1.45% notes through a combination of cash on hand and commercial paper. Notional amounts below are presented in USD based on the applicable exchange rate as of September 30, 2019. We have economically converted our $500 million 2.25% senior notes due 2020 and a portion of our $1.0 billion 2.1% senior notes due 2021 to EUR denominated using cross currency swaps of $500 million and $400 million, respectively. Refer to Part I—Item 1. Financial Statements, Note 8, "Debt" for details

The impact of the reclassification of finance leases to debt is included in the "other" column in the table above. See Part I—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for further details.
Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on our revolving credit facility if the need arises. As of September 30, 2019, we had $1.2 billion available to draw on our $1.5 billion revolving credit facility, as the borrowing capacity is reduced by borrowings under our commercial paper program. As of September 30, 2019, we had total outstanding borrowings under our commercial paper program of $264.9 million. During the third quarter of 2019, we extended the maturity date of our revolving credit facility by one year to July 7, 2024. We had no borrowings drawn on this revolving credit facility as of December 31, 2018. In addition, we intend to further utilize our cross-border, cross currency cash pool as well as our commercial paper program for liquidity as needed. We also have JPY overdraft facilities, and CAD, GBP and USD lines of credit with several banks should we need additional short-term liquidity.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include customary events of default and specified representations, warranties and covenants, as well as covenants that restrict our ability to incur certain additional priority indebtedness (certain thresholds of secured consolidated net tangible assets), certain leverage threshold percentages, create or permit liens on assets, and restrictions on mergers, acquisitions, and certain types of sale lease-back transactions. Additionally, under the $1.5 billion revolving credit facility, the maximum leverage ratio, as defined by the revolving credit facility agreement, is 4.75x net debt to EBITDA, with a decline to 4.00x net debt to EBITDA as of the last day of the fiscal quarter ending December 31, 2020. As of September 30, 2019, we were in compliance with all of these restrictions, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of September 30, 2019 rank pari-passu.
See Part I—Item 1. Financial Statements, Note 8, "Debt" for a complete discussion and presentation of all borrowings and available sources of borrowing, including lines of credit.

Credit Rating
Our current long-term credit ratings are BBB-/Stable Outlook, Baa3/Stable Outlook and BBB(Low)/Stable Outlook with Standard & Poor's, Moody's and DBRS, respectively. Our short-term credit ratings are A-3, Prime-3 and R-2(low), respectively. A securities rating is not a recommendation to buy, sell or hold securities, and it may be revised or withdrawn at any time by the applicable rating agency.
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

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Weighted-Average Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.31	1.31	1.32	1.29
Euro (EUR)	0.90	0.86	0.89	0.83
British Pound (GBP)	0.81	0.77	0.79	0.74
Czech Koruna (CZK)	23.30	22.07	22.75	21.72
Croatian Kuna (HRK)	6.62	6.38	6.58	6.30
Serbian Dinar (RSD)	106.37	101.89	104.55	97.41
Romanian Leu (RON)	4.26	4.00	4.23	3.94
Bulgarian Lev (BGN)	1.75	1.69	1.74	1.66
Hungarian Forint (HUF)	293.83	278.50	289.90	263.61

	As of
	September 30, 2019	December 31, 2018
Closing Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.32	1.36
Euro (EUR)	0.92	0.87
British Pound (GBP)	0.81	0.78
Czech Koruna (CZK)	23.67	22.43
Croatian Kuna (HRK)	6.80	6.46
Serbian Dinar (RSD)	107.87	103.20
Romanian Leu (RON)	4.35	4.06
Bulgarian Lev (BGN)	1.79	1.71
Hungarian Forint (HUF)	307.26	279.94

The weighted-average exchange rates in the above table have been calculated based on the average of the foreign exchange rates during the relevant period and have been weighted according to the foreign denominated earnings before interest and taxes of the USD equivalent.
Capital Expenditures
We incurred $370.0 million, and have paid $457.3 million, for capital improvement projects worldwide in the nine months ended September 30, 2019, excluding capital spending by equity method joint ventures, representing a decrease of $49.4 million from the $419.4 million of capital expenditures incurred in the nine months ended September 30, 2018. This decrease was primarily due to the timing of projects as we currently expect to incur total capital expenditures of approximately $700 million for full year 2019, based on foreign exchange rates as of September 30, 2019. This expectation includes capital expenditures associated with the construction of our new Chilliwack, British Columbia brewery, which was substantially completed in the third quarter of 2019, the new Longueuil, Quebec brewery, which is currently underway and not expected to be completed until 2021, and commencement of the increased investment to modernize our Golden, Colorado brewery, which is expected to begin in the fourth quarter of 2019 and continue over the next several years, as well as the consolidated capital expenditures related to our Truss joint venture with HEXO in Canada.
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

Off-Balance Sheet Arrangements
Refer to Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report for discussion of off-balance sheet arrangements. As of September 30, 2019, we did not have any other material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook
On October 28, 2019, we initiated a revitalization plan designed to allow Molson Coors to invest across our portfolio at the level necessary to drive long-term, sustainable success. As part of this plan, we expect to accelerate investments behind our largest brands, by focusing on recruitment especially of new legal age drinking consumers, by driving relevance with breakthrough marketing and innovating on core brands to attract new legal age drinkers. We already see evidence of this effort behind our largest brands with Coors Light, with highly acclaimed Coors Light “Made to Chill” campaign that launched in the U.S. already showing positive results. Now, after declining performance over the past few years in the U.S., Coors Light is gaining segment share and seeing volume improvement under the new campaign. Our plan is to put more resources behind breakthrough marketing like this. Additionally, we are introducing the new Miller Lite campaign in the U.S. that just launched during the World Series last week. The brand is redefining the iconic “Miller Time” slogan for a new generation of legal age drinkers, connecting them to Miller Lite in a way that we have not done before. These are very different new campaigns for two of our biggest brands.

We additionally plan to invest significantly in the above premium segment, the fastest growing area of the beer industry, with added investment in existing brands, new innovations and potentially through new acquisitions. We expect to invest more in whitespace and beyond beer opportunities. We have had success in the above premium segment, including, portfolio transformation in Europe, a meaningful part of our volume now from above premium, Blue Moon and Peroni improving and growing in the U.S. and Belgian Moon up in Canada in 2019 year to date. However, our revitalization plan designed to give us the resources we need to aggressively build in the above premium through innovation and potential acquisition and investments, including more investment behind ideas like Saint Archer Gold, Blue Moon Light Sky, and Coors Peak in the U.S. and Coors Slice and Molson Ultra in Canada. We also intend to expand a “test and learn” approach that allows us to determine market potential for products and then quickly scale up as we are with Movo wine spritzers, and Saint Archer Gold, both expected to be available nationally in the U.S. in 2020. We also expect this plan will also allow us to invest behind an even stronger second year of Cape Line sparkling cocktails and a stronger third year of Arnold Palmer Spiked in the U.S. Finally, we need to do more - our pipeline includes the recent introductions of La Colombe hard coffee in the U.S., Pip & Wild premium ciders in the U.K., and Vizzy hard seltzer in the U.S., which we plan to launch early in 2020, and Truss’s new line of Cannabis-infused nonalcoholic beverages in Canada, including the recently announced Flow Glow, a CBD-infused spring water.

We also expect to put a greater focus on bringing new beverages to the market faster and with more precision. This includes expanding the model that has reduced the time it takes to bring innovations to market from 18 months to as little as four months in the U.S., and expanding a “test and learn” approach that evaluates market potential for products and then quickly scales up. As part of the revitalization plan we will also invest in improving our digital competencies, expanding data resources and building out innovation systems.

To make these new investments possible, we plan to unlock approximately $150 million in savings, increasing our 2020-2022 cost savings program from $450 million to $600 million, by simplifying our structure. We will move from a corporate center and four business units to two streamlined business units - North America and Europe.

The North America business unit will consolidate the United States, Canada and corporate center, enabling us to move much more quickly with an integrated portfolio strategy. The Europe business unit will be structured to allow for standalone operations, developed and supported by a European-based team, including a local leadership, commercial, supply chain and support functions. The existing International team will be reconstituted to more effectively grow our global brands - with the Africa and Asia businesses reporting into the European business unit and the remaining International business reporting into the North America business unit. The change in structure to two business units will not be effective until January 2020 and therefore the resulting financial reporting changes will not be reflected until our first quarter 2020 results.

In connection with these consolidation activities and related organizational and personnel changes, we currently expect to incur certain cash and non-cash restructuring charges related to employee relocation, severance, retention and transition costs, non-cash asset related costs, lease exit costs in connection with office leases in Denver, Colorado, and other transition activities estimated in the range of approximately $120 million to $180 million in the aggregate, the majority of which will be cash charges that will be spread through the balance of this fiscal year and fiscal years 2020 and 2021. The consolidation activities are expected to be substantially completed by the end of fiscal year 2021. Costs related to these restructuring activities are expected to be recorded as special items within our unaudited condensed consolidated statements of operations beginning in the fourth quarter of 2019.

We also plan to change our name to Molson Coors Beverage Company, starting January 2020, to better reflect our strategic intent to expand beyond beer and into other growth adjacencies.

In addition to the revitalization plan, we will continue our ongoing efforts to modernize our brewery footprint and will invest several hundred million dollars to modernize our brewery in Golden, Colorado over the next several years. These previously planned brewery investments will allow for more flexible capacity to better meet demand and fulfill future growth opportunities, while increasing supply chain efficiency.
Interest
We anticipate 2019 consolidated net interest expense of approximately $275 million, based on foreign exchange as of September 30, 2019.
Tax
We expect our effective tax rate to be in the range of 18% to 22% for 2019, which remains subject to additional definitive guidance from the U.S. government regarding the implementation of the 2017 Tax Act. Our preliminary expectation for our long-term effective tax rate (after 2019) is in the range of 20% to 24%.

Deleverage & Dividends
We remain committed to maintaining our investment grade debt rating and we intend to continue to deleverage further in 2019 in accordance with our plans. We have suspended our share repurchase program as we continue to pay down debt which we plan to revisit as we further deleverage. Our latest quarterly dividend, declared at $0.57 and paid on September 13, 2019, brings our dividend in-line with our ongoing target of 20% to 25% of prior fiscal year EBITDA.

Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first three quarters of 2019, except as noted below. See Part I—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for discussion of recently adopted accounting pronouncements. See also Part I—Item 1. Financial Statements, Note 7, "Goodwill and Intangible Assets" for discussion of the results of the 2018 annual impairment testing analysis, 2019 interim impairment analyses resulting from triggering events, and the related risks to our indefinite-lived intangible brand assets and goodwill amounts associated with our reporting units.

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
For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Item 1. Financial Statements, Note 11, "Derivative Instruments and Hedging Activities." On a rolling twelve-month basis, maturities of derivative financial instruments held on September 30, 2019 based on foreign exchange rates as of September 30, 2019 are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$(163.4)	$(15.8)	$(40.7)	$—	$(106.9)
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

The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolio, with the exception of interest rate risk to our forward starting interest rate swaps in which we have applied an absolute 1% adverse change to the respective instrument's interest rate:

	As of
	September 30, 2019	December 31, 2018
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(28.1)	$(35.1)
Foreign currency denominated debt	$(185.5)	$(249.3)
Cross currency swaps	$(86.8)	$(43.3)
Interest rate risk:
Debt	$(261.8)	$(302.1)
Forward starting interest rate swaps	$(161.3)	$(126.2)
Commodity price risk:
Commodity swaps	$(58.3)	$(77.5)
Commodity options	$—	$—
Equity price risk:
Warrants	$(3.0)	$(2.8)
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I—Item 1A. "Risk Factors" in our Annual Report, which could materially affect our business, financial condition and/or future results. The risks described in our Annual Report and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results. There have been no material changes to the risk factors contained in our Annual Report, except as outlined below.

Our restructuring activities related to our revitalization plan may not be successful and the estimated costs associated with such activities may be more than expected, and our restructuring activities may adversely impact employee hiring and retention.
On October 28, 2019, as part of the revitalization plan, we made the determination to establish Chicago, Illinois as our North American operational headquarters, close our existing office in Denver, Colorado and consolidate certain administrative functions into our other existing office locations. In connection with these consolidation activities, we expect to incur certain cash and non-cash restructuring charges related to employee relocation, severance, retention and transition costs, non-cash asset related costs, lease exit costs in connection with office leases in Denver, Colorado, and other transition activities currently estimated in the range of approximately $120 million to $180 million in the aggregate, the majority of which will be cash charges that will be spread through the balance of this fiscal year and fiscal years 2020 and 2021. These expenses will adversely impact our results of operations during the relevant periods and will reduce our cash position. Additionally, the amount of these estimated expenses, as well as our ability to achieve the anticipated cost savings, revitalization strategy goals and other benefits of our restructuring activities, are subject to various assumptions and uncertainties. We may also experience additional costs in connection with these restructuring activities due to delays or other unforeseen circumstances. There is no assurance that we will successfully implement, or fully realize the anticipated costs and other benefits of our restructuring activities or execute successfully on our restructuring plan, in the time frames we desire or at all. If we fail to realize the anticipated benefits, including ongoing cost savings, or if we incur charges or costs in amounts that are greater than anticipated, our business, financial condition and operating results may be adversely affected.
In addition, in connection with the announcement that we plan to consolidate our office locations, we may experience attrition in our workforce. We will also likely be required to hire and train new employees to replace certain employees who were affected by our restructuring activities. The increased turnover in our employees could distract management and others from the operation of our business and make it more difficult to retain and hire new talent. The turnover and any resulting distraction could also negatively impact the overall performance of our employees, resulting in inefficiencies, higher short- or long-term costs, or decreased productivity. As a result of these or other similar risks, our business, plans, strategies, financial condition and operating results may be adversely affected.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
The following are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q:
(a)   Exhibits

Exhibit Number	Document Description
10.1
Extension Agreement, dated as of July 7, 2019, by and among Molson Coors Brewing Company, the Lenders party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 8, 2019).

10.2*
Molson Coors Brewing Company Amended and Restated Change in Control Protection Program dated as of July 18, 2019 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 24, 2019).

10.3*
Offer Letter, dated as of July 30, 2019, by and between Molson Coors Brewing Company and Gavin Hattersley (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 31, 2019).

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
*	Represents a management contract or a compensatory plan or arrangement.
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
Brian C. Tabolt Vice President and Controller (Principal Accounting Officer) October 30, 2019