Form 10-K
period 2019-12-31
MOLSON COORS BEVERAGE CO
filed 2020-02-12
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______ .

Commission File Number: 1-14829
Molson Coors Beverage Company
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐     Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant at the close of business on the last trading day of the registrant's most recently completed second fiscal quarter, June 28, 2019, was approximately $10.2 billion based upon the last sales price reported for such date on the New York Stock Exchange and the Toronto Stock Exchange. For purposes of this disclosure, shares of common and exchangeable stock held by officers and directors of the registrant (and their respective affiliates) as of June 28, 2019, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status for other purposes.
The number of shares outstanding of each of the registrant's classes of common stock, as of February 5, 2020:
Class A Common Stock—2,560,668 shares            Class B Common Stock—196,269,611 shares
Exchangeable shares:
As of February 5, 2020, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable Shares—2,725,130 shares            Class B Exchangeable Shares—14,826,035 shares
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
Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement for the registrant's 2020 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2019, are incorporated by reference under Part III of this Annual Report on Form 10-K.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES

Glossary of Terms and Abbreviations

Acquisition
Refers to the acquisition of SABMiller plc's ("SABMiller") 58% economic interest and 50% voting interest in MillerCoors LLC and all trademarks, contracts and other assets primarily related to the "Miller International Business," as defined in the purchase agreement dated November 15, 2015, as amended, by and between Anheuser-Busch InBev SA/NV ("ABI") and Molson Coors Brewing Company, outside of the U.S. and Puerto Rico from ABI, on October 11, 2016.

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

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995
This Annual Report on Form 10-K ("this report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements in Part II—Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and under the heading "Outlook for 2020" therein, expectations regarding future dividends, overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, including our revitalization plan announced in 2019 and the estimated range of related charges and timing of cash charges, anticipated results, expectations for funding future capital expenditures and operations, debt service capabilities, timing and amounts of debt and leverage levels, shipment levels and profitability, market share and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "intend," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies," and variations of such words and similar expressions are intended to identify forward-looking statements.
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
Market and Industry Data
The market and industry data used in this report are based on independent industry publications, customers, trade or business organizations, reports by market research firms and other published statistical information from third parties (collectively, the “Third Party Information”), as well as information based on management’s good faith estimates, which we derive from our review of internal information and independent sources. Such Third Party Information generally states that the information contained therein or provided by such sources has been obtained from sources believed to be reliable.

PART I

ITEM 1.    BUSINESS
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Molson Coors Beverage Company ("MCBC" or the "Company") (formerly known as Molson Coors Brewing Company), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments and Corporate. At December 31, 2019, our reporting segments included: MillerCoors LLC ("MillerCoors" or U.S. segment), operating in the United States; Molson Coors Canada ("MCC" or Canada segment), operating in Canada; Molson Coors Europe (Europe segment), operating in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the United Kingdom and various other European countries; and Molson Coors International ("MCI" or International segment), operating in various other countries. As further discussed below, in January 2020, we changed our management structure to two business units, our North America and Europe businesses. Accordingly, the segment reporting implications will not be reflected until the first quarter of 2020.
Unless otherwise indicated, information in this report is presented in USD and comparisons are to comparable prior periods. Our primary operating currencies, other than USD, include the CAD, the GBP, and our Central European operating currencies such as the EUR, CZK, HRK and RSD.
Background
We are one of the world's largest brewers and have a diverse portfolio of owned and partner brands, including global priority brands Blue Moon, Coors Banquet, Coors Light, Miller Genuine Draft, Miller Lite, and Staropramen, regional champion brands Carling, Molson Canadian and other leading country-specific brands, as well as craft and specialty beers such as Creemore Springs, Cobra, Sharp's Doom Bar, Henry's Hard and Leinenkugel's. With centuries of brewing heritage, we craft high-quality, innovative beverages with the purpose of uniting people to celebrate all life’s moments. As a business, our ambition is to be the first choice for our people, our consumers and our customers, and our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
Molson and Coors were founded in 1786 and 1873, respectively. Our commitment to producing the highest quality beers is a key part of our heritage and remains so to this day. Our brands are designed to appeal to a wide range of consumer tastes, styles and price preferences. Our largest markets are the U.S., Canada and Europe.
Coors was incorporated in June 1913 under the laws of the state of Colorado. In October 2003, Coors merged with and into Adolph Coors Company, a Delaware corporation. In February 2005, Adolph Coors Company merged with Molson Inc. ("the Merger"). Upon completion of the Merger, Adolph Coors Company changed its name to Molson Coors Brewing Company. In January 2020, we changed our name from Molson Coors Brewing Company to Molson Coors Beverage Company, as further discussed below.
Revitalization Plan
On October 28, 2019, we initiated a revitalization plan designed to allow us to invest across our portfolio to drive long-term, sustainable success. As part of our revitalization plan, we made the determination to establish Chicago, Illinois as our North American operational headquarters, close our existing office in Denver, Colorado and consolidate certain administrative functions into our other existing office locations.
Effective January 2020, we moved from a corporate center and four business units to two business units - North America and Europe. The North America business unit consolidates the United States, Canada and corporate center, enabling us to move more quickly with an integrated portfolio strategy. The Europe business unit allows for standalone operations, developed and supported by a European-based team, including local leadership, commercial, supply chain and support functions. The existing International team was reconstituted to more effectively grow our global brands - with the Africa and Asia Pacific businesses reporting into the European business unit and the remaining International business reporting into the North America business unit. The change in structure to two business units and the resulting financial reporting segment changes will not be reflected until our first quarter 2020 results.
We also changed our name from Molson Coors Brewing Company to Molson Coors Beverage Company, in January 2020 in order, to better reflect our strategic intent to expand beyond beer and into other growth adjacencies in the beverage industry.

Industry Overview
The brewing industry has significantly evolved over the years, becoming an increasingly global beer market. The industry was previously founded on local presence with modest international expansion achieved through export, license and partnership arrangements. More recently, it has become increasingly complex, as the consolidation of brewers has occurred globally, resulting in fewer major global market participants. In addition to the acquisitive element of this industry consolidation, the market continues to utilize export, license and partnership arrangements; however, these are often with the same global competitors that make up the majority of the market. This industry consolidation has resulted in a small number of large global brewers representing the majority of the worldwide beer market. At the same time, smaller local brewers within certain established markets are experiencing accelerated growth as consumers increasingly place value on locally-produced, regionally-sourced products. Changing consumer trends are also pushing the industry toward above premium beer, flavored malt beverages, and beyond beer altogether. As the beer industry continues its evolution of consolidation and diversification of its products to meet consumer demand with broadening preferences, large global brewers are uniquely positioned to leverage the scale, depth of product portfolio and industry knowledge to continue to lead the market forward.
Global Competitors' Market Capitalization
We evaluate ourselves in relation to other global brewers using various metrics, including overall market capitalization, volume, net sales revenue, gross margins and net profits, as well as our position within each of our core markets, with the goal to be the first choice for our consumers and customers. To provide a perspective of the relative size of the major participants in the global brewing market, the market capitalizations of our primary global competitors, based on foreign exchange rates as of December 31, 2019, were as follows:

Market Capitalization
(In billions)
Anheuser-Busch InBev SA/NV	$164.6
Heineken N.V. ("Heineken")	$61.3
Carlsberg Group ("Carlsberg")	$22.6
Asahi Group Holdings, Ltd. ("Asahi")	$22.2
MCBC	$11.8
Our Products
We have a diverse portfolio of owned and partner brands which are positioned to meet a wide range of consumer segments and occasions in a variety of markets, including Blue Moon, Coors Banquet, Coors Light, Miller Genuine Draft, Miller Lite and Staropramen. We consider these our global priority brands which we continue to invest in and focus on growing globally. We believe our portfolio encompasses all segments of the beer industry with the purpose of uniting people to celebrate all life’s moments, including premium and premium lights, economy, above premium and craft, as well as adjacencies such as ciders and other malt beverages. Additionally, as we continue to evolve our strategy and portfolio to appeal to the ever-changing preferences of our consumer base, we are also broadening our range of products and offerings within our portfolio to include other beverage categories outside of traditional beer, including our emerging plans in the non-alcoholic beverage segment. The following includes our primary brands sold in each of our segments.

Brands sold in the U.S.

Global priority brands	National champion and other regional brands	Craft and import brands
Blue Moon	Hamm's	Hop Valley
Coors Banquet	Icehouse	Leinenkugel's
Coors Light	Keystone	Peroni Nastro Azurro(1)
Miller Genuine Draft	Mickey's	Pilsner Urquell(1)
Miller Lite	Miller64	Revolver
	Miller High Life	Saint Archer
	Milwaukee's Best	Sol(2)
	Olde English	Terrapin
Steel Reserve

Hard cider brands	Flavored malt beverages
Crispin	Arnold Palmer Spiked(3)
Smith & Forge	Cape Line
Henry's Hard
Redd's(4)
Steel Reserve Alloy Series

(1) Under perpetual royalty-free license from Asahi.
(2) Under license from Heineken.
(3) In partnership with Hornell Brewing, an affiliate of Arizona Beverages
(4) Under perpetual royalty-free license from ABI.

Brands sold in Canada

Global priority brands	National champion and other regional brands	Craft and import brands
Belgian Moon	Aquarelle	Brasseurs de Montréal
Coors Original	Carling	Creemore Springs
Coors Light	Carling Black Label	Granville Island
Miller Genuine Draft	Coors Edge	Le Trou du Diable
Miller Lite	Coors Slice
Exel
Keystone
Mad Jack
Miller High Life
Molson Canadian
Molson Dry
Molson Export
Molson Ultra
Old Style Pilsner
Rickard's

Licensed premium import brands(1)
Heineken	Dos Equis
Heineken 0.0	Moretti
Strongbow cider	Sol

(1) Under license from Heineken.
Brands sold in Europe

Global priority brands	National champion and other regional brands	Other(1)
Blue Moon	Bergenbier	Aspall Cider
Coors Light	Borsodi	Bavaria
Miller Genuine Draft	Carling	Beck's
Staropramen	Jelen	Branik
	Kamenitza	Cobra
	Niksicko	Corona Extra
	Ozujsko	Lowenbrau
Pardubicky Pivovar
Rekorderlig cider
Sharp's Doom Bar
Stella Artois

(1) The European business has licensing and distribution agreements with various other brewers through which it also brews and distributes Beck's, Lowenbrau, Stella Artois and Spaten, as well as a distribution agreement for the exclusive distribution of the Corona brand, throughout the Central European countries in which we operate. We have an agreement with Dutch brewer, Bavaria, for the exclusive on-premise and off-premise rights to the sales, distribution and customer marketing of Bavaria and its portfolio of brands in the U.K. We have an agreement for licensed brewing and distribution of the Bavaria portfolio in Croatia, Bosnia and Herzegovina, Serbia and Montenegro. We also distribute the Rekorderlig cider brand in the U.K. and the Republic of Ireland. In the U.K., we also sell the Cobra brands through the Cobra Beer Partnership Ltd. joint venture. Additionally, in order to be able to provide a full line of beer and other beverages to our U.K. on-premise customers, we sell "factored" brands, which are third-party beverage brands for which we provide distribution to retail, typically on a non-exclusive basis.

Brands sold in International

Global priority brands	National champion and other regional brands	Other
Blue Moon	Miller High Life	Carling Strong
Coors Light	Thunderbolt	Coors Banquet
Miller Genuine Draft		Coors Original
Miller Lite		Keystone
Milwaukee's Best
Miller Ace
Miller Chill
Miller Ultra
Molson Canadian
Redd's
Singha
Zima
Our Segments
In 2019, we operated the following segments: the U.S., Canada, Europe and International. A separate operating team managed each segment and each segment manufactures, markets, and sells beer and other malt beverage products. No single customer accounted for more than 10% of our consolidated sales in 2019, 2018 or 2017.
Effective January 1, 2020, as part of our revitalization plan, we changed our management structure to two business units - North America and Europe. The resulting financial reporting segment changes will not be reflected until our first quarter 2020 results.
United States Segment

•	Headquarters: Chicago, Illinois

•	Approximately 7,300 employees as of December 31, 2019

•	Second largest brewer by volume in the U.S., representing approximately 23% of the total 2019 U.S. brewing industry shipments (excluding exports)

•
Currently operating seven primary breweries, six craft breweries and two container operations. In January 2020, we announced plans to cease production at our Irwindale, California brewery, which is currently expected to occur by September 2020, and entered into an option agreement with Pabst Brewing Company, LLC, granting them an option to purchase the Irwindale brewery. Products produced in the Irwindale brewery will be transitioned to other breweries in our network. See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" for additional details.

Sales and Distribution
In the United States, beer is generally distributed through a three-tier system consisting of manufacturers, distributors and retailers. A national network of approximately 380 independent distributors and one owned distributor, Coors Distributing Company, purchases our products and distributes them to on- and off-premise retail accounts.
References to on- and off-premise sales volumes are the sales to retailers of these distributors, which we believe is a useful data point relative to consumer trends.
Channels
In the United States, the on-premise channel industry volume, which includes sales in bars and restaurants, declined approximately 3% in 2019.
The off-premise channel includes sales in convenience stores, grocery stores, liquor stores and other retail outlets. The off-premise channel industry volume declined approximately 1% in 2019 versus prior year.

The following table reflects the industry channel share trends over the last five years in the United States. Note that percentages reflect estimates based on market data currently available.

	Industry channel trend
	2019	2018	2017	2016	2015
On-premise	16%	16%	16%	16%	17%
Off-premise	84%	84%	84%	84%	83%
Coors Distributing Company distributed approximately 2% of our total owned and non-owned volume in 2019.
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
Packaging Materials
The following summarizes the percentage of our U.S. segment's packaging materials by type for the year ended December 31, 2019.

Aluminum cans or bottles:

•
A portion of the aluminum containers was purchased from Rocky Mountain Metal Container ("RMMC"), our joint venture with Ball Corporation ("Ball"), whose production facilities, which are leased from us, are located near our brewery in Golden, Colorado.

•	In addition to the supply agreement with RMMC, we have a supply agreement with Ball to purchase cans and ends in excess of what is supplied through RMMC.

•	The RMMC joint venture agreement along with the cans and ends purchase agreement each expire on December 31, 2021.

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
Contract Manufacturing
We have an agreement to brew, package and ship products for Pabst Brewing Company, LLC. Additionally, the U.S. segment produces beer for export to our Canada and International segments.
Seasonality of the Business
Total industry volume in the U.S. is sensitive to factors such as weather, changes in demographics, consumer preferences and drinking occasions. Weather conditions consisting of high temperatures and extended periods of warm and dry weather favor increased consumption of our products, while unseasonably cool or wet weather, especially during the summer months, adversely affects our sales volumes and net sales. Accordingly, consumption of beer in the U.S. is seasonal, with approximately 38% of industry sales volume typically occurring during the warmer months from May through August.
Known Trends and Competitive Conditions
2019 U.S. Beer Industry Overview
The beer industry in the United States is highly competitive, and the two largest brewers, ABI and MCBC together represented the majority of the market in 2019. However, we estimate the two largest brewers lost share in 2019 due to volume growth in the import and flavored malt beverage (including hard seltzers) categories as consumer preferences continue to shift within the industry to above premium priced beers. We believe growing or even maintaining our market share will require stabilizing our core brands and increasing our presence in the fast growing areas of the industry.
Competition from outside of the beer category continues to be a challenge for the beer industry. The following table summarizes the estimated percentage market share by volume of beer (including flavored malt beverages) and other alcohol beverages, including wine and spirits, as a component of the overall U.S. alcohol market over the last five years. We anticipate that 2019 data, when available, will reflect a continuation of the recent consumer trends. Note that percentages reflect estimates based on market data currently available.

	2018	2017	2016	2015	2014
Beer	49%	50%	51%	51%	51%
Other alcohol beverages	51%	50%	49%	49%	49%
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

	2019	2018	2017	2016	2015
MCBC's share	23%	24%	25%	25%	26%
ABI's share	42%	42%	43%	44%	45%
Others' share	35%	34%	32%	31%	29%
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

Regulation
The U.S. beer business is regulated by federal, state, and local governments. These regulations govern many parts of our operations, including brewing, marketing and advertising, transportation, distributor relationships, sales, and environmental issues. To operate our facilities, we must obtain and maintain numerous permits, licenses and approvals from various governmental agencies, including the U.S. Department of Treasury, Alcohol and Tobacco Tax and Trade Bureau, the U.S. Department of Agriculture, the U.S. Food and Drug Administration, state alcohol regulatory agencies, and state and federal environmental agencies.
Governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. In 2019, excise taxes on malt beverages were approximately $15 per hectoliter sold on a reported basis. This includes the impact of the Craft Beverage Modernization and Tax Reform Act which took effect on January 1, 2018 for all qualified large domestic brewers and importers effective for 2018 and 2019, and subsequently has been extended through fiscal year 2020, and resulted in reduced excise taxes for MCBC in the U.S. by $2 per barrel on the first six million barrels, which equated to $1.70 per hectoliter on this portion of volume. We transfer a portion of our share of these savings to distributors consistent with the revenue splitting approach of our U.S. segment’s economic model. State excise taxes are levied in specific states at varying rates.
Refer to Part I—Item 1A, Risk Factors for risks associated with the regulatory environment in the U.S.
Canada Segment

•	Headquarters: Toronto, Ontario (transitioning to North America operational headquarters in Chicago, Illinois in 2020)

•	Approximately 2,600 employees as of December 31, 2019

•	Canada's second largest brewer by volume and North America's oldest beer company, representing approximately 31% of the total 2019 Canada beer market

•	Currently operating five primary breweries and four craft breweries
We brew, market, sell and distribute a wide variety of beer brands nationally. Our portfolio has leading brands in all major product and price segments. In 2019, Coors Light had an approximate 9% market share and was the second largest selling beer brand in Canada, and Molson Canadian had an approximate 5% market share and was the fourth largest selling beer in Canada. Additionally, in 2019 Belgian Moon was the largest selling craft beer in Canada.
The Canada segment also includes our partnership arrangements related to the distribution of beer in Ontario, Brewers' Retail Inc. ("BRI"), and in the western provinces, Brewers' Distributor Ltd. ("BDL"). BRI and BDL are accounted for under the equity method of accounting. The majority of ownership in BRI resides with MCC, Labatt Breweries of Canada LP (a subsidiary of ABI) and Sleeman Breweries Ltd. (a subsidiary of Sapporo International). BDL is jointly owned by MCC and ABI. In addition, we have an agreement with Heineken that grants us the right to import, market, distribute and sell certain Heineken products in Canada.
In line with our strategic initiatives to expand our craft portfolio, the Canada segment acquired Le Trou du Diable, a craft brewery in Quebec, in 2017. There were no additional acquisitions during 2018 or 2019. Additionally, on October 4, 2018, a wholly-owned subsidiary within our Canadian business completed the formation of an independent Canadian joint venture, Truss LP ("Truss"), with HEXO Corp. ("HEXO") to pursue opportunities to develop, produce and market non-alcoholic, cannabis-infused beverages. Truss is structured as a standalone start-up company with its own board of directors and an independent management team and we maintain a 57.5% controlling interest in the joint venture. Truss has been preparing for the launch of cannabis-infused products in the Canadian market, including the construction of a production facility in Belleville, Ontario. We currently expect that Truss will launch products in 2020, subject to obtaining all of the required licenses and regulatory clearances.
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
The following table reflects the industry channel trends over the last five years in Canada.

	Industry channel trend
	2019	2018	2017	2016	2015
On-premise	16%	16%	17%	17%	17%
Off-premise	84%	84%	83%	83%	83%
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
In June 2019, the Ontario government adopted a bill that, if enacted, would terminate a 10-year Master Framework Agreement that was originally signed between the previous government administration and Molson Coors, Labatt Brewing Company Limited, Sleeman Breweries Ltd., and BRI in 2015 and governs the terms of the beer distribution and retail systems in Ontario through 2025. See Part I, Item 1A. Risk Factors, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" for further discussion.
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
Packaging Materials
The following summarizes the percentage of our Canada segment's packaging materials by type for the year ended December 31, 2019.

Aluminum cans or bottles:

•	We source cans and lids from two primary providers with the related contracts ending December 2023.

•	The distribution systems in each province generally provide the collection network for returnable bottles and aluminum cans.

Bottles:

•	We single source glass bottles and have a committed supply through December 2021.

•	The standard bottle for beer brewed in Canada is the 341 ml returnable bottle and represents the vast majority of our bottle sales.

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
Crowns are currently sourced from one major supplier with a contract through December 2021. Paperboard and labels are currently sourced from one supplier each with contracts through December 2020 and December 2021, respectively. Corrugate is purchased from a small number of sources with contracts through December 2020 and March 2021. We do not currently anticipate future difficulties in accessing any of our required packaging materials in the near term.
Contract Manufacturing
We have an agreement with North American Breweries, Inc. ("NAB") to brew and package certain Labatt brands for export to the U.S. market.

Seasonality of Business
Total industry volume in Canada is sensitive to factors such as weather, changes in demographics, consumer preferences and drinking occasions. Weather conditions consisting of high temperatures and extended periods of warm and dry weather favor increased consumption of our products, while unseasonably cool or wet weather, especially during the summer months, adversely affects our sales volumes and net sales. Accordingly, consumption of beer in Canada is seasonal, with approximately 40% of industry sales volume typically occurring during the warmer months from May through August.
Known Trends and Competitive Conditions
2019 Canada Beer Industry Overview
The Canadian brewing industry is a mature market and ABI and MCBC are the two largest brewers. It is characterized by aggressive competition for volume and market share from regional brewers, microbrewers and certain foreign brewers, as well as our main domestic competitor. These competitive pressures require significant annual investment in marketing and selling activities. In 2019, the Ontario and Québec markets accounted for approximately 62% of the total beer market in Canada.
There are three major beer price segments: above premium, which includes craft and most imports; premium, which includes the majority of domestic brands and the light sub-segment; and value (below premium). Since 2001, the premium beer segment in Canada has gradually lost volume to the above premium and value segments.
The beer industry has declined in five of the last six years. Aging population and competition from other alcohol beverages have been the main contributors to the declining state of the beer industry.
The following table summarizes the estimated percentage market share by volume of beer (including adjacencies, such as cider) and other alcohol beverages, including wine and spirits, as a component of the overall Canadian alcohol market over the last five years, for which data is currently available. We anticipate that 2019 data, when available, will reflect a continuation of the recent consumer trends. Note that percentages reflect estimates based on market data currently available.

	2018	2017	2016	2015	2014
Beer	48%	47%	47%	48%	48%
Other alcohol beverages	52%	53%	53%	52%	52%
Our Competitive Position
Our brands compete with competitor beer brands and other alcohol beverages, including wine and spirits, and thus our competitive position is affected by consumer preferences among these other categories. Our brand portfolio gives us strong representation in all major beer segments.
The following table summarizes the estimated percentage share of the Canadian beer market represented by MCBC, ABI and all other brewers over the last five years. Current year percentages reflect estimates based on market data currently available.

	2019	2018	2017	2016	2015
MCBC's share	31%	32%	33%	33%	34%
ABI's share	41%	42%	42%	43%	43%
Others' share	28%	26%	25%	24%	23%
Regulation
In Canada, provincial governments regulate the production, marketing, distribution, selling and pricing of beer (including the establishment of minimum prices), and impose commodity taxes and license fees in relation to the production, distribution and sale of beer. In addition, the federal government regulates the advertising, labeling, quality control, and international trade of beer, and also imposes commodity taxes on both domestically produced and imported beer. In 2019, our Canada segment excise taxes were approximately $52 per hectoliter sold on a reported basis. Further, certain bilateral and multilateral treaties entered into by the federal government, provincial governments and certain foreign governments, especially with the United States, affect the Canadian beer industry.

Europe Segment

•	Headquarters: Burton-on-Trent, U.K.

•	Approximately 6,600 employees as of December 31, 2019

•	Europe's second largest brewer by volume, on a combined basis, within the European countries in which we operate, with an approximate aggregate 19% market share (excluding factored products) in 2019

•	Currently operating twelve primary breweries, eight craft breweries and one cidery
The majority of our European segment sales are in the U.K., Croatia, Czech Republic and Romania. Our portfolio includes beers that have the largest share in their respective countries, such as Carling in the U.K., Ozujsko in Croatia, Jelen in Serbia and Niksicko in Montenegro. We have beers that rank in the top three in market share in their respective segments throughout the region, such as Kamenitza in Bulgaria and Borsodi in Hungary. Additionally, we sell Staropramen and Miller Genuine Draft in various European countries. Our Europe segment includes our consolidated joint venture arrangement for the production and distribution of Cobra brands in the U.K. and the Republic of Ireland and factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us).
In January 2018, we purchased Aspall Cider Limited in the U.K., which is a premium top ten cider in the U.K. In June 2019, we purchased a majority stake in Pardubicky Pivovar in the Czech Republic and in July 2019, we purchased the trade and assets of Hop Stuff Brewery in the U.K., as part of our continued strategy to expand our craft beer portfolio.
Sales and Distribution
In Europe, beer is generally distributed through either a two-tier system consisting of manufacturers and retailers, or a three-tier system consisting of manufacturers, distributors and retailers. Distribution activities for both the on-premise and off-premise channels are conducted primarily by third-party logistics providers. Most of our beer in the U.K. is sold directly to retailers. We have an agreement with Tradeteam Ltd. ("Tradeteam", a subsidiary of DHL) to provide the distribution of our products throughout the U.K. until April 2029. We utilize several hundred third-party logistics providers across our Central European operations. We also conduct a small amount of secondary distribution in Czech Republic utilizing our own fleet of vehicles. It is also common in the U.K. for brewers to distribute beer, wine, spirits, and other products owned and produced by other companies, which we refer to as factored brands, to the on-premise channel (bars and restaurants). Approximately 17% of our Europe segment net sales in 2019 represented factored brands. In addition, we have an agreement with Heineken whereby they sell, market and distribute Coors Light in the Republic of Ireland, as well as agreements with ABI to brew and distribute Beck's, Stella Artois, Lowenbrau and Spaten and to distribute Hoegaarden, Leffe, and Corona in Central Europe.
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
Generally, over the years, industry volumes in Europe have shifted from the higher margin on-premise channel, where products are consumed in pubs and restaurants, to the lower margin off-premise channel, also referred to as the "take-home" market. In 2019, approximately 40% of sales were on-premise and 60% were off-premise. Consistent with prior years, the on-premise channel has continued to experience declines from shifting consumer preference to off-premise partially due to smoking bans in many countries.
Manufacturing, Production and Packaging
Brewing Raw Materials
We use high quality ingredients to brew our products. During 2019, our malt requirements were sourced from third-party suppliers. We have multiple agreements with various suppliers that cover almost all of our total required malt, with terms ending in 2020 through 2026. Hops are purchased under various contracts with suppliers in Germany, the U.S. and the U.K., which cover our requirements through 2020. Adjuncts are purchased under various contracts with local producers, which are typically crop year contracts commencing in October of each year. Water used in the brewing process is sourced from various wells and through water rights and supply contracts. We do not currently anticipate future difficulties in accessing required water or agricultural products used in our brewing process in the near term.

Packaging Materials
The following summarizes the percentage of our Europe segment's packaging materials by type for the year ended December 31, 2019.

Bottles:

•	A significant majority of glass returnable bottles are sourced under various agreements with third-party suppliers.

Kegs:

•
A limited number of kegs are purchased each year from various suppliers, and we have no long-term supply commitment. We are currently in the process of signing new agreements which would cover all of our requirements for kegs in 2020.

Cans:

•	We have long-term agreements with various suppliers that cover all of our required supply of cans, with terms ending in 2020 through 2023.

Recyclable plastic containers:

•
We have multiple agreements with various manufacturers in the region, covering 100% of our requirements which expire in 2021. We do not currently anticipate any issues in renegotiating and extending contracts or in otherwise being able to access recyclable plastic containers.

Crowns, labels and corrugate are purchased from sources unique to each category. We do not currently foresee future difficulties in accessing these or other packaging materials in the near term.
Seasonality of Business
In Europe, the beer industry is subject to seasonal sales fluctuations primarily influenced by holidays, weather and by certain major televised sporting events. Weather conditions consisting of high temperatures and extended periods of warm and dry weather favor increased consumption of our products, while unseasonably cool or wet weather, especially during the summer months, adversely affects our sales volumes and net sales. Accordingly, the peak selling seasons typically occur during the summer and during the Christmas and New Year holiday season.
Known Trends and Competitive Conditions
2019 Europe Beer Industry Overview
Based on current data, we estimate that the Europe beer market will be nearly flat in 2019 compared to 2018. Since 2010, the off-premise market share has increased in our European markets from 55% to nearly 60% of total volume, and the on-premise market share has declined from 45% to just over 40%. Europe beer industry retail shipments have fluctuated by approximately 1% to 2% annually over the last five years. These market fluctuations are consistent with the fluctuations within the overall alcohol market in each of the respective years.

Our beers compete not only with similar products from competitors, but also with other alcohol beverages, including wines and spirits. The following table summarizes the estimated percentage market share by volume of beer and other alcohol beverages, including wine and spirits, as a component of the overall European alcohol market, within the countries in which we have production facilities, over the last five years, for which data is currently available. We anticipate that 2019 data, when available, will reflect a continuation of the recent consumer trends. Note that percentages reflect estimates based on market data currently available.

	2018	2017	2016	2015	2014
Beer	29%	29%	30%	30%	30%
Other alcohol beverages	71%	71%	70%	70%	70%
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

	2019	2018	2017	2016	2015
MCBC's share	19%	20%	20%	20%	20%
Primary competitors' share	56%	56%	56%	57%	56%
Others' share	25%	24%	24%	23%	24%
Regulation
Each country that is part of our Europe segment is either a member of the European Union ("EU") or a current candidate to join, with the exception of Bosnia, which is a potential candidate, and the U.K., which exited the EU on January 31, 2020. As such, there are similarities in the regulations that apply to many parts of our Europe segment's operations and products, including brewing, food safety, labeling and packaging, marketing and advertising, environmental, health and safety, employment and data protection regulations. To operate breweries and conduct our business in Europe, we must obtain and maintain numerous permits and licenses from various governmental agencies.
The U.K. exited the EU on January 31, 2020, which subjects our Europe segment to regulatory and market uncertainty as the U.K. remains in the EU customs union and single market until December 31, 2020, while the full terms of future trade agreements continue to be negotiated. See Part I—Item 1A Risk Factors under "Risks Specific to the Europe Segment" for further discussion of the risks specific to the U.K.'s exit from the EU.
Each country's government levies excise taxes on all alcohol beverages. With the exception of Serbia, Montenegro and Bosnia, all countries' laws on excise taxes are consistent with the directives of the EU. With the exception of Serbia, where a flat excise per hectoliter is used, all European countries use similar measurements based on either alcohol by volume or Plato degrees. The EU Excise Directives are currently under review which may result in all jurisdictions being required to account by reference to alcohol by volume. In 2019, the excise taxes for our Europe segment were approximately $44 per hectoliter on a reported basis. Refer to Part I—Item 1A, Risk Factors for risks associated with the regulatory environment in Europe.
International Segment

•
Headquarters: Denver, Colorado (transitioning to North America operational headquarters in Chicago, Illinois, with Asia Pacific business transitioning to European headquarters in Burton-on-Trent, U.K. in 2020)

•	Approximately 400 employees as of December 31, 2019

•	International beer markets, including emerging markets in Latin America, Asia Pacific and Africa

•	Currently operating under export models, local third-party contract manufacturing and license agreements, as well as owned breweries, which brew and package brands sold in India
Our International segment strategy is centered on our focus markets and focus brands. Our focus brands are Coors Light, Miller Lite and Miller Genuine Draft, which are aligned with global priority brands and account for the majority of our volumes. The International segment's portfolio of beers competes within the above premium category in most of our markets. Our principal competitors include large global brewers, as well as local brewers. As our International segment's objective is to grow and expand our business, we are developing scale and building market share in the countries where we operate. Many of the markets in which we operate are considered emerging beer markets, with other brewers controlling the majority of the market share. Our beers compete not only with similar products from competitors, but also with other alcohol beverages, including wines, spirits, and ciders, and thus our competitive position is affected by consumer preferences between and among these other categories.
As part of the acquisition of the Miller International Business, which we acquired in the fourth quarter of 2016, we entered into various Transitional Service Agreements (“TSAs”) with local SABMiller and now ABI owned entities for services including the selling, distribution and production of Miller brands. We have successfully created a presence and commercial routes to market and have established alternative production arrangements related to the Miller brands.
Latin America
In Latin America, we use a combination of export models and license agreements to sell Blue Moon, Coors Light, Miller Genuine Draft, Miller High Life, Miller Lite and other brands. In our export model markets, we import beer from the U.S. and sell it through agreements with independent distributors. In license markets, we have established exclusive licensing agreements with brewers and distributors for the manufacturing and distribution of our products. In certain of our markets, we rely on a combination of these agreements.
Asia Pacific and Africa
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
Our Japan business imports our brands and sells through independent wholesalers. Our focus is on the marketing and selling of the Blue Moon, Coors Light, Singha and Zima brands. In Australia, we license our brands to a local partner that distributes locally produced and imported products including Blue Moon, Miller Genuine Draft, Miller Chill and other products for us. In South Korea, our brands include Blue Moon, Coors Light, Miller Genuine Draft and Miller Lite and are imported and sold through an independent distributor.
In Africa, we sell Miller Genuine Draft in South Africa and Zambia. Miller Genuine Draft is produced in South Africa and sold through a local license agreement. During the first half of 2018, we decided to formally exit our business in China and, during 2019, we completed the liquidation of this business.
Corporate
Corporate is not a reportable segment and primarily includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, information technology, finance, internal audit, insurance, ethics and compliance, risk management, global growth, supply chain and commercial initiatives, as well as acquisition, integration and financing costs. Additionally, Corporate includes the results of our water resources and energy operations in Colorado as well as the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are subsequently reclassified when realized to the segment in which the underlying exposure resides.
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
We have a long legacy of leaving a positive imprint on the environment and our community. MCBC has been recognized on the Dow Jones Sustainability North America Index for nine consecutive years for our sustainability performance.

In 2012, MCBC became a charter member of the International Alliance for Responsible Drinking ("IARD"). This collaborative industry body represents the 11 largest global brewers, distillers and vintners, and partners with public sector, civil society and private stakeholders. IARD works with governments globally to target a 10% reduction in harmful use of alcohol by 2025.

In 2017, we launched Our Beer Print 2025 agenda, Raising the Bar on Beer, a new sustainability strategy for MCBC and a set of ambitious goals to take us to 2025. We focused our efforts where we can have the most positive impact on our business and society. We established goals across three pillars - Responsibly Refreshing, Sustainable Brewing and Collectively Crafted - that aim to address the expectations of our consumers and stakeholders, while we continue to make our operations even more resource efficient and resilient.

In 2019, we added new global packaging goals to our 2025 agenda, aiming for our packaging to be reusable, recyclable, compostable or biodegradable. We are also strengthening our goals to drive down packaging emissions, use more recycled materials in our plastic packaging and improve recycling solutions in our key markets by 2025. More information about Our Beer Print 2025 agenda can be found on our sustainability website, www.OurBeerPrint.com, which includes:

•	Our Beer Print Report 2019, which presents the most recent progress made against our 2025 goals and highlights our recently launched packaging goals;

•	ESG (Environment, Social and Governance) Report 2019, which includes more details on the underlying data, processes and policies that support ESG topics; and

•	SDG (Sustainability Development Goals) Impact Report 2019, which shows how MCBC is taking action to contribute to the 17 global goals set forth by the United Nations by 2030.
The information provided on our website (or any other website referred to in this report) is not part of this report and is not incorporated by reference as part of this report.
Environmental Matters
Our operations are subject to a variety of extensive and changing federal, state and local environmental laws, regulations and ordinances that govern activities or operations that may have an impact on human health or the environment. Such laws, regulations or ordinances may impose liability for the cost of remediation, and for certain damages resulting from sites of past releases of hazardous materials. Our policy is to comply with all such legal requirements. While we cannot predict our eventual aggregate cost for the environmental and related matters in which we may be or are currently involved, we believe that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to our operating results, cash flows, or our financial or competitive position. We believe adequate reserves have been provided for losses that are probable and estimable. However, there can be no assurance that environmental laws will not become more stringent in the future or that we will not incur material costs in the future in order to comply with such laws. See Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" under the caption "Environmental" for additional information regarding environmental matters.
Employees
As of the end of 2019, we employed approximately 17,700 employees within our business globally. Specifically, we employed approximately 7,300 within our U.S. segment, 6,600 within our Europe segment, 2,600 within our Canada segment, 400 within our International segment, 200 within our Corporate headquarters in Colorado and 600 within our Global Business Services center. Under our recently announced revitalization plan the company is consolidating business units and offices to streamline the organization and find savings that will be reinvested back into the business. After taking into account all changes in each of the business units, including Europe, the plan is expected to reduce employment levels, in aggregate, by approximately 500 to 600 employees globally. The company expects the costs associated with the restructuring to be substantially recognized by the end of fiscal year 2021.
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

Information About Our Executive Officers
The following table sets forth certain information regarding our executive officers as of February 12, 2020:

Name	Age	Position
Gavin D.K. Hattersley	57	President and Chief Executive Officer
Tracey I. Joubert	53	Chief Financial Officer
Simon J. Cox	52	President and Chief Executive Officer, Molson Coors Europe
Peter J. Marino	47	President, Emerging Growth
E. Lee Reichert	53	Chief Legal and Government Affairs Officer
Michelle E. St. Jacques	42	Chief Marketing Officer
ITEM 1A.    RISK FACTORS
Investing in our Company involves risk. The reader should carefully consider the following risk factors and the other information contained within this report. The risks set forth below are those that management believes are most likely to have a material adverse effect on us. However, the risks set forth below are not a comprehensive description of the risks facing our Company. We may also be subject to other risks or uncertainties not presently known to us or that we currently deem to be immaterial but may materially adversely affect our business, financial condition or results of operations in future periods. If the following risks or uncertainties, individually or in combination, actually occur, they may have a material adverse effect on our business, financial conditions, results of operations or prospects. See also "Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995."
Risks Specific to Our Company
The global beer industry and the broader alcohol industry are constantly evolving, and our position within the global beer industry and our markets in which we operate may fundamentally change. If we do not successfully transform along with evolving industry and market dynamics, then the result could have a material adverse effect on our business and financial results.  The brewing industry has significantly evolved over the years becoming an increasingly global beer market. For many years, the industry operated primarily on local presence with modest international expansion achieved through export, license and partnership arrangements. In contrast, it has now become increasingly complex as the global consolidation of brewers has resulted in fewer major market participants. At the same time, smaller local brewers within certain geographies are seeing accelerated growth as consumers increasingly place value on locally-produced and/or regionally-sourced products. As a result of the increased global consolidation of brewers and the dynamic of an expanding new segment within the industry with new market entrants, the markets in which we operate, particularly the more mature markets, may evolve at a disadvantage to our current market position and local governments may intervene, which may fundamentally accelerate transformational changes to such markets. For example, the North American beer markets have long consisted of a select number of significant market participants with government-regulated routes to market. However, evolution in these markets and our other beer markets, together with emerging changes to consumer preferences, have introduced a significant increase in market entrants and resulted in increased consumer choice and market competition, as well as increased government scrutiny. Specifically, our U.S., Canada and Europe markets have experienced vast expansion in the craft beer industry along with the expansion of cider, flavored malt beverages (including hard seltzers), and other wellness beverages. If our competitors are able to respond more quickly to the evolving trends within the craft beer, cider, hard seltzer, flavored malt beverages and other wellness beverages categories, or if our new products are not successful, our business and financial results may be adversely impacted. In addition, certain states in the U.S. have passed or are considering passing, and Canada has passed, laws and regulations that allow the sale and distribution of cannabis. Currently, it is not possible to predict the impact of this on sales of alcoholic beverages but it is possible that legal cannabis usage could adversely impact the demand for our products. Furthermore, imported beers also continue to compete aggressively in the U.S. In Canada, changes to interprovincial trade rules, regulations, distribution models, and packaging requirements, such as government-owned retail outlets and industry standard returnable bottles, may be disadvantageous to us. Currently, in Ontario and other provinces, provincial governments are reviewing and/or changing this historical foundation as a result of this market evolution and increased demand by some for government intervention to increase competition and choice.

We also compete generally with other alcoholic beverages. We compete with other beer and beverage companies not only for drinker acceptance and loyalty, but also for shelf, cold box and tap space in retail establishments and for marketing focus by our distributors and their customers, all of which also distribute and sell other beers and alcoholic beverage products.

In addition, the broader alcohol industry is experiencing a rapid shift in drinking preferences and behaviors. We believe this has been driven by a generational demographic shift away from beer in particular towards other alcoholic and non-alcoholic beverages. As discussed above, even within the beer industry we have seen a shift away from the traditionally most popular beer brands and segments and a corresponding expansion in the craft beer industry along with the expansion of cider, hard seltzers, flavored malt beverages and other wellness beverages. Accordingly, we have initiated our revitalization plan, pursuant to which we will strive to achieve more consistent topline growth by expanding beyond beer and into adjacent beverage categories. However, if we are unsuccessful in evolving with, and navigating through, the changes to the markets in which we operate, there could be a material adverse effect on our business and financial results.

Competition in our markets could require us to reduce prices or increase capital and other expenditures or cause us to lose sales volume, any of which could have a material adverse effect on our business and financial results.    In many of our markets, our primary competitors have greater financial, marketing, production and distribution resources than we do, and may be more diverse in terms of their geographies and brand portfolios. In all of the markets in which we operate, aggressive marketing strategies, such as reduced pricing, brand positioning, and increased capital or other investments by these competitors could have a material adverse effect on our business and financial results. In addition, continuing consolidation among major global brewers and between brewers and other beverage companies may lead to stronger or new competitors, loss of partner brands, negative impacts on our distributor networks and pressures from marketing and pricing tactics by competitors. Further, consolidation of distributors in our industry could reduce our ability to promote our brands in the markets in a manner that enhances rather than diminishes our brands' value, as well as reduce our ability to manage our pricing effectively and efficiently. Additionally, due to competition with brewers and other beverage companies, an increase in the purchasing power of our large competitors may cause further pricing pressures which could prevent us from increasing prices to recover higher costs necessary to compete. Such pressures could have a material adverse impact on our business and our financial results and market share. Failure to generate significant cost savings and margin improvement through our ongoing initiatives could adversely affect our profitability. Increased pressures for reduced pricing or difficulties in increasing prices while remaining competitive within our markets, as well as the need for increased capital investment, marketing and other expenditures could result in lower margins or loss of market share and volumes. Moreover, most of our major markets are mature, so growth opportunities may be more limited to us than to our global competitors. For example, sales in North America accounted for approximately 80% of our total 2019 sales.

Our success as an enterprise currently depends largely on the success of relatively few products in several mature markets specific to the beer industry; if consumer preferences shift away from our products, consumption of our products decline or we are unable to successfully and timely innovate beyond beer, our business and financial results could be materially adversely affected.    Our Coors Light and Miller Lite brands in the U.S., Coors Light, Molson Canadian, Coors Banquet and Carling brands in Canada, and Carling, Staropramen, Jelen, Bergenbier and Coors Light brands in Europe represented more than half of each respective segment's sales volumes in 2019. Additionally, several of our brands represent a significant share of their respective market, therefore volatility in these markets could disproportionately impact the performance of these brands. Consequently, any material shift in consumer preferences away from these brands, or from the categories in which they compete, could have a material adverse effect on our business and financial results. Consumer preferences and tastes may shift away from our brands or beer generally due to, among others, changing taste preferences, demographics, downturn in economic conditions or perceived value, as well as changes in consumers' perception of our brands due to negative publicity, regulatory actions or litigation. Recently, there has been more attention focused on health concerns and the harmful effects of alcoholic beverages which could result in a change in the social acceptability of beer and other alcoholic beverages which could materially impact the consumption of beer and our sales. Additionally, in some of our major markets, specifically the U.S., Canada and Europe, there has been a shift in consumer preferences within the total beer market away from premium brands to "craft beer" produced by smaller, regional microbreweries, as well as a shift within the total alcohol beverage market from beer to wine and spirits. More recently, the rapid growth of hard seltzers in the U.S. may have shifted some consumers away from our brands and beer generally. Moreover, several of our major markets are mature and we have a significant share in such markets, therefore, small movements in consumer preference, such as consumer shifts away from premium light brands, can also disproportionately impact our results. Although the ultimate impact is currently unknown, the emergence of legal cannabis in certain U.S. states and Canada may result in a shift of discretionary income away from our products or a change in consumer preferences away from beer. As a result, a shift in consumer preferences away from our products or beer or a decline in the consumption of our products could result in a material adverse effect on our business and financial results.

Furthermore, as part of our revitalization plan, our future topline growth will depend, in part, on our ability to timely innovate and develop new products beyond traditional beer. In connection with our revitalization plan, we plan to innovate, test and scale products faster than we have before. However, the launch and ongoing success of new products are inherently uncertain, especially with respect to consumer appeal. The launch of a new product can give rise to a variety of costs and an unsuccessful launch or short-lived popularity of our product innovations could, among other things, affect consumer perception of our existing brands and our reputation as well as result in inventory write-offs and other costs. Our inability to attract consumers to our product innovations relative to our competitors’ products, especially over time, could negatively affect our growth, business, and financial results.

The success of our business relies heavily on brand image, reputation, product quality and protection of intellectual property.    It is important that we maintain and increase the image and reputation of our existing brands and products. Concerns about product quality, even when unsubstantiated, could be harmful to our image and the reputation of our brands and products. While we have quality control programs in place, in the event we or our third-party manufacturers experienced an issue with product quality or if any of our products become unsafe or unfit for consumption, are misbranded or cause injury, we may experience recalls or liability in addition to business disruption which could further negatively impact brand image and reputation, negatively affect our sales and cause us to incur additional costs. A widespread product recall, multiple product recalls or a significant product liability judgment could cause our products to be unavailable for a period, which could further reduce consumer demand and brand equity. Our brand image and reputation may also be more difficult to protect due to less oversight and control as a result of the outsourcing of some of our operations. We also could be exposed to lawsuits relating to product liability, marketing or sales practices or intellectual property infringement. Deterioration to our brand equity may be difficult to combat or reverse and could have a material effect on our business and financial results. In addition, because our brands carry family names, personal activities by certain members of the Molson or Coors families that harm their public image or reputation could also have an adverse effect on our brands. Further, our success is dependent on our ability to protect our intellectual property rights, including trademarks, patents, domain names, trade secrets and know-how. We cannot be certain that the steps we have taken to protect our intellectual property rights will be sufficient or that third parties will not infringe upon or misappropriate these rights or that other parties may claim that our brands infringe on their intellectual property rights. If we are unable to protect our intellectual property rights, it could have a material adverse effect on our business and financial results.

Weak, or weakening of, economic or other negative conditions in the markets in which we do business, including reductions in discretionary consumer spending, could have a material adverse effect on our business and financial results. Beer consumption in many of our markets is closely tied to general economic conditions and a significant portion of our portfolio consists of premium and above premium brands. Difficult macroeconomic conditions in our markets, such as decreases in per capita income and level of disposable income driven by increases to inflation, income taxes, the cost of living, unemployment levels, political or economic instability or other country-specific factors could have an adverse effect on the demand for our products. For example, a trend towards value brands in certain of our markets or deterioration of the current economic conditions could result in a material adverse effect on our business and financial results. A significant portion of our consolidated net sales revenues are concentrated in the U.S. Therefore, unfavorable macroeconomic conditions, such as a recession or slowed economic growth, in the U.S. could negatively affect consumer demand for our product in this important market. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our products to lower-priced products offered by other companies. Softer consumer demand for our products, particularly in the U.S., could reduce our profitability and could negatively affect our overall financial performance.

Our restructuring activities related to our revitalization plan may not be successful and the estimated costs associated with such activities may be more than expected, and our restructuring activities may adversely impact employee hiring and retention. On October 28, 2019, as part of the revitalization plan, we made the determination to establish Chicago, Illinois as our North American operational headquarters, close our existing office in Denver, Colorado and consolidate certain administrative functions into our other existing office locations. In connection with these consolidation activities, we expect to incur certain cash and non-cash restructuring charges related to employee relocation, severance, retention and transition costs, non-cash asset related costs, lease exit costs in connection with office leases in Denver, Colorado, and other transition activities currently estimated in the range of approximately $120 million to $180 million in the aggregate, the majority of which will be cash charges that we began recognizing in the fourth quarter of 2019, and will be further spread through the balance of fiscal years 2020 and 2021. In 2019, we recognized aggregate special charges of approximately $43 million related to this estimated range, comprised primarily of severance and retention charges of which approximately $40 million remained accrued as of December 31, 2019. These expenses will adversely impact our results of operations during the relevant periods and will reduce our cash position. Additionally, the amount of these estimated expenses, as well as our ability to achieve the anticipated cost savings, revitalization plan goals and other benefits of our restructuring activities, are subject to various assumptions and uncertainties. We may also experience additional costs in connection with these restructuring activities due to delays or other unforeseen circumstances. There is no assurance that we will successfully implement, or fully realize the anticipated costs and other benefits of our restructuring activities or execute successfully on our restructuring plan, in the time frames we desire or at all. If we fail to realize the anticipated benefits, including ongoing cost savings, or if we incur charges or costs in amounts that are greater than anticipated, our business, financial condition and operating results may be adversely affected.

In addition, in connection with the announcement that we plan to consolidate our office locations, we have experienced attrition in our workforce. As a result, we will be required to hire and train new employees to replace certain employees who were affected by our restructuring activities. The increased turnover in our employees could distract management and others from the operation of our business and make it more difficult to retain and hire new talent. The turnover and any resulting distraction could also negatively impact the overall performance of our employees, resulting in inefficiencies, higher short- or long-term costs, or decreased productivity. As a result of these or other similar risks, our business, plans, strategies, financial condition and operating results may be adversely affected.

Our significant debt level subjects us to financial and operating risks, and the agreements governing such debt subject us to financial and operating covenants and restrictions. Our indebtedness subjects us to various financial and operating covenants, including, but not limited to, restrictions on priority indebtedness, leverage thresholds, liens, certain types of secured debt and certain types of sale lease-back transactions and transfers of assets, each of which may limit our flexibility in responding to our business needs. If we are not able to maintain compliance with stated financial covenants or if we breach other covenants in any debt agreement, we could be in default under such agreement. Such a default would adversely affect our credit ratings, may allow our creditors to accelerate the related indebtedness, and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. Our significant debt level and the terms of such debt could, among other things:

•make it more difficult to satisfy our obligations under the terms of our indebtedness;

•limit our ability to refinance our indebtedness on terms acceptable to us, or at all;

•limit our flexibility to plan for and adjust to changing business and market conditions, including successfully execute our revitalization plan, and increase our vulnerability to general adverse economic and industry conditions;

•require us to make unfavorable changes to our current financing structure;

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

In addition, certain of our current and future debt and derivative financial instruments have or, in the future, could have interest rates that are tied to reference interest rates, such as the LIBOR. The volatility and availability of such reference rates are out of our control. Accordingly, changes to or the unavailability of such rates, could result in increases to the cost of debt which would negatively affect our profitability. For example, in 2017, the UK’s Financial Conduct Authority announced that after 2021 it would no longer persuade or compel panel banks to submit the rates required to calculate LIBOR, and it is unclear whether the banks currently reporting information used to set LIBOR will stop doing so after 2021. At this time, it is not possible to predict the effect any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates will have on us. However, should LIBOR no longer be available or if the methods of calculating LIBOR change from their current form, our borrowing costs could increase, which would negatively affect our profitability, and the attractiveness of borrowings under our current credit facility or future debt issuances could diminish, thereby limiting our access to capital.

A deterioration in our credit rating could increase our borrowing rates or have an adverse effect on our ability to obtain future financing or refinance current debt. Ratings agencies may downgrade our credit ratings below their current investment grade levels if we are unable to meet our deleveraging commitments. While we have publicly expressed our intention to maintain an investment grade debt rating, ratings are determined by third-party rating agencies. A credit ratings downgrade, particularly a downgrade below investment grade, could increase our costs of future borrowing and harm our ability to refinance our debt in the future on acceptable terms or access the capital markets.

Default by, or failure of, one or more of our counterparty financial institutions could cause us to incur significant losses. As part of our risk management activities, we enter into transactions involving derivative financial instruments, including, among others, forward contracts, commodity swap contracts, option contracts, with various financial institutions. In addition, we have significant amounts of cash and cash equivalents on deposit or in accounts with banks or other financial institutions in the U.S. and abroad. As a result, we are exposed to the risk of default by, or failure of, counterparty financial institutions. The risk of counterparty default or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or to retrieve our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty's liquidity or the applicable laws governing the insolvency or bankruptcy proceedings.

Our operations face significant exposure to changes in commodity prices, which could materially and adversely affect our business and financial results.    We use a large volume of agricultural and other raw materials, some of which are purchased through supply contracts with third parties, to produce our products, including barley, malted barley, hops, corn, other various starches, water and packaging materials, including aluminum cans and bottles, glass and polyethylene terephthalate containers, as well as, cardboard and other paper products. We also use a significant amount of diesel fuel, natural gas and electricity in our operations. The supply and price of these raw materials and commodities can be affected by a number of factors beyond our control, including market demand, alternative sources for suppliers, global geopolitical events (especially as to their impact on crude oil prices and the resulting impact on diesel fuel prices), trade agreements among producing and consuming nations, governmental regulations, including tariffs, frosts, droughts and other weather conditions, changes in precipitation patterns, the frequency of extreme weather events, economic factors affecting growth decisions, inflation, plant diseases, theft and industry surcharges and other practices. For example, in June 2018, U.S. tariffs on aluminum imports from Canada, Mexico and EU went into effect (though the U.S. lifted the aluminum tariffs on Canada and Mexico in May 2019), which has created volatility in the price of aluminum in the U.S. and increased the price of aluminum used in some of our product packaging. In addition, our North America business unit is exposed to variability in the market price of a regional premium differential (referred to as “Midwest Premium” in the U.S.) charged by industry participants to deliver aluminum from the smelter to the manufacturing facility. This premium differential also fluctuates in relation to several conditions, including based on the supply of and demand for aluminum in a particular region, associated transportation costs and warehouse financing transactions, which limit the amount of physical aluminum available to consumers and increases the price differential as a result. During times of greater volatility in the Midwest Premium, the variability in our cost of goods sold can also increase. In addition to impacting the price we pay for the raw materials we purchase, changing premium differentials impact our end consumers as we must either pass on the increased cost to those consumers or experience a decrease in our profit margins as a result of the Midwest Premium differential. Increases in the Midwest Premium, or the inability to pass through any fluctuation in aluminum prices or regional premiums to our end consumers, could have a material adverse effect on our business, financial condition, results of operations and cash flow. To the extent any of the foregoing factors affect the availability or prices of ingredients or packaging or our hedging arrangements do not effectively or completely hedge changes in commodity price risks and we are not able to pass these increased costs along to customers, our business and financial results could be materially adversely impacted.

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

We may incur impairments of the carrying value of our goodwill and other intangible assets which could have a material adverse effect on our business and financial results.  In connection with various business combinations, we have historically allocated material amounts of the related purchase prices to goodwill and other intangible assets that are considered to have indefinite useful lives. For example, as a result of the Acquisition, we allocated approximately $6.3 billion and $7.6 billion to goodwill and indefinite-lived intangible assets, respectively. These assets are tested for impairment at least annually, using estimates and assumptions affected by factors such as economic and industry conditions and changes in operating performance. Additionally, in conjunction with the brand impairment tests, we also reassess each brand's indefinite-life classification. Potential resulting charges from an impairment of goodwill or brand intangible, as well as reclassification of an indefinite-lived to a definite-lived brand intangible, could have a material adverse effect on our results of operations. For example, we identified a triggering event requiring an interim impairment assessment of the goodwill within our Canada reporting unit at the end of the third quarter of 2019, which resulted in a goodwill impairment loss of $668.3 million recorded within special items in our consolidated statements of operations during the third quarter of 2019. Furthermore, in the fourth quarter of 2016, an impairment loss of $495.2 million was recorded on the Molson core brand indefinite-lived intangible assets and it was determined that the Molson core brands had characteristics that had evolved which indicated a definite-life was more appropriate. These brands were therefore reclassified as definite-lived intangible assets and are being amortized over useful lives ranging from 30 to 50 years.

Our most recent impairment analysis, conducted as of October 1, 2019, the first day of our fiscal fourth quarter, indicated that the fair value of the U.S., Europe and Canada reporting units were estimated at approximately 17%, 12% and 0% in excess of their carrying values, respectively. In the current year testing, it was determined that the fair value of the U.S. and Canada reporting units declined during the year, while there was a slight increase in the fair value of the Europe reporting unit versus the prior year. As a result of our testing, the Europe and Canada reporting units continue to be considered at risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including prolonged weakening of economic conditions, or significant unfavorable changes in tax, environmental or other regulations, including interpretations thereof), terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flow analyses. The Canada Coors Light distribution agreement indefinite-lived intangible asset is also considered to be at risk of future impairment with a fair value estimated at approximately 11% in excess of its carrying value as of the impairment testing date. Although the fair values of our reporting units and indefinite-lived intangible assets are either equal to or in excess of their carrying values, the fair values are sensitive to the aforementioned potential unfavorable changes that could have an adverse impact on future analyses. Any future impairment of the U.S., Europe or Canada reporting units or brands, or reclassification of indefinite-lived brands to definite-lived, may result in material charges that could have a material adverse effect on our business and financial results, as evidenced by the charges incurred during the third quarter of 2019 and fourth quarter of 2016, as previously noted above. The testing of our goodwill for impairment is also predicated upon our determination of our reporting units. Any change to the conclusion of our reporting units or the aggregation of components within our reporting units could result in a different outcome to our annual impairment test. See Part II—Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates and Part II—Item 8 Financial Statements and Supplementary Data, Note 10, "Goodwill and Intangible Assets" for additional information related to the results of our annual impairment testing.

Termination of one or more manufacturer/distribution/production agreements could have a material adverse effect on our business and financial results.    We manufacture and/or distribute products of other beverage companies through various joint venture, licensing, distribution, contract brewing or other similar arrangements, such as our agreement to import, market, distribute and sell certain Heineken brands in Canada, our arrangements with ABI to brew and distribute Beck's, Stella Artois, Lowenbrau and Spaten and to distribute Hoegaarden, Leffe, and Corona in Central Europe. We also have agreements with Asahi for the production and import of Pilsner Urquell and Peroni Nastro Azurro into the U.S. under perpetual royalty-free license. These agreements have varying expiration dates and performance criteria, with several agreements approaching expiration in the near future. Non-renewal of these agreements or loss of one more or more of these arrangements, because of failure of performance, failure to come to terms on a negotiated extension, as a result of industry consolidation or otherwise, could have a material adverse effect on our business and financial results.

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

We rely on a small number of suppliers to obtain the packaging materials we need to operate our business. The inability to obtain materials could unfavorably affect our ability to produce our products which could have a material adverse effect on our business and financial results.    We purchase certain types of packaging materials, including aluminum cans and bottles, glass bottles and paperboard from a small number of suppliers. Consolidation of packaging materials suppliers has reduced local supply alternatives and increased risks of supply disruptions. The inability of any of these suppliers to meet our production requirements without sufficient time to develop an alternative source could have a material adverse effect on our business and financial results. Additionally, if the financial condition of these suppliers deteriorates our business and financial results could be adversely impacted. Our suppliers’ financial condition is affected in large part by conditions and events that are beyond our and their control, including: competitive and general market conditions in the locations in which they operate; the availability of capital and other financing resources on reasonable terms; loss of major customers; or disruptions of bottling operations that may be caused by strikes, work stoppages, labor unrest or natural disasters. A deterioration of the financial condition or results of operations of one or more of our major suppliers could adversely affect our business and financial results.

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

Our consolidated financial statements are subject to fluctuations in foreign exchange rates, most significantly the Canadian dollar and the European operating currencies such as, Euro, British Pound, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu, Bulgarian Lev and Hungarian Forint. We hold assets and incur liabilities, earn revenues and pay expenses in different currencies, most significantly in Canada and throughout Europe. Because our financial statements are presented in USD, we must translate our assets, liabilities, income and expenses into USD. Increases and decreases in the value of the USD will affect, perhaps adversely, the value of these items in our financial statements, even if their local currency value has not changed. Additionally, we are exposed to currency transaction risks related to transactions denominated in currencies other than one of the functional currencies of our operating entities, such as the purchase of certain raw material inputs or capital expenditures, as well as sales transactions and debt issuances or other incurred obligations. Further, certain actions by the government of any of the jurisdictions in which we operate could adversely affect our results and financial position. To the extent that we fail to adequately manage these risks through our risk management policies intended to protect our exposure to currency movements, which may affect our operations, including if our hedging arrangements do not effectively or completely hedge changes in foreign currency rates, our results of operations may be materially and adversely affected. For example, as a result of the U.K. vote in 2016 to leave the European Union, the GBP experienced a significant decline in comparison to USD and EUR and may continue to be volatile. Any significant further weakening of the GBP to the USD, including in connection with the uncertainty regarding the future trade agreements following the U.K.'s exit from the European Union, will have an adverse impact on our European revenues as reported in USD due to the importance and relative magnitude of U.K. sales. Additionally, the strengthening of the USD against the Canadian dollar, European currencies and various other global currencies would adversely impact our USD reported results due to the impact on foreign currency translation.

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

For example, on December 22, 2017, the 2017 Tax Act was enacted in the U.S. This enactment resulted in a number of significant changes to U.S. federal income tax law for U.S. corporations. Most notably, the statutory federal corporate income tax rate was changed from 35% to 21% for corporations and, as a result, we recorded an estimated net tax benefit of approximately $567 million in our consolidated statements of operations during the fourth quarter of 2017 driven by the effects of the 2017 Tax Act on our deferred tax positions as of December 31, 2017. Additionally, since 2018, the U.S. Department of Treasury has continued to issue proposed, temporary and final regulations to implement provisions of the 2017 Tax Act. We have continued to monitor these and while temporary and final regulations have not yet resulted in material adverse impacts to us, there are certain proposed regulations, which are not yet considered law, that if finalized as proposed, could result in a material adverse impact on our consolidated financial statements. Specifically, if certain of the proposed regulations are finalized as proposed with full retroactive application to January 1, 2018, then we would be required to recognize estimated income tax expense of approximately $100 million to $200 million upon enactment related to the proposed retroactive period through December 31, 2019, for fiscal years 2018 and 2019. This estimated range contains significant uncertainty and could be impacted by various factors, including any differences between the proposed and ultimately finalized regulations. Separately, in December 2018, the U.S. Department of Treasury issued a regulation that impacts our ability to claim a refund of certain federal duties, taxes, and fees paid for beer sold between the U.S. and certain other countries effective as of February 2019, and, as a result, based on the terms of the regulation, it is the U.S Department of Treasury's view that future claims will no longer be accepted, and further, we may be unable to collect approximately $40 million in historically claimed, but not yet received, refunds, which would negatively impact our revenue. In January 2020, the United States Court of International Trade issued an opinion and order ruling the challenged portions of this regulation dealing with refunds of certain federal duties, taxes and fees paid with respect to certain imported beer, to the extent of certain exported beer, to be unlawful. The U.S. Department of Treasury has until February 18, 2020 to provide a response to the proposed final judgment.

Additionally, modifications of U.S. laws and policies governing foreign trade and investment, including trade agreements and tariffs such as the United States-Mexico-Canada Agreement (a new trade agreement between the U.S. government and the Canadian and Mexican governments which will replace the North American Free Trade Agreement when ratified), or aluminum tariffs, could adversely affect our supply chain, business and results of operations. For example, in June 2018, U.S. tariffs on aluminum imports from Canada, Mexico and EU went into effect (though the U.S. lifted the aluminum tariffs on Canada and Mexico in May 2019), which has created volatility in the price of aluminum in the U.S. and increased the price of aluminum used in some of our product packaging. Continued imposition of U.S. aluminum tariffs, the implementation of additional tariffs and retaliatory tariffs from trade partners or related uncertainties could further increase the cost of certain of our imported materials, thereby adversely affecting our profitability.

Furthermore, various jurisdictions have adopted, or may seek to adopt, additional product labeling or warning requirements or limitations on the availability of our beverages relating to perceived adverse health consequences of some of our beverages. If additional or more severe requirements of this type are imposed on one or more of our beverages under current or future laws or regulations, they could inhibit sales of such beverages in such jurisdictions. In addition, we cannot predict whether our beverages will become subject to increased rules and regulations regarding labeling or warnings which, if enacted, could increase our costs or adversely impact sales.

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

Climate change and other weather events may negatively affect our business and financial results.    Our business depends, in large part, upon agricultural activity and natural resources. There is concern that carbon monoxide and other greenhouse gases in the atmosphere may have an adverse impact on global average temperatures, which could cause significant changes in global weather patterns and an increase in the frequency and severity of natural disasters. Changing weather patterns and more volatile weather conditions could result in decreased agricultural productivity in certain regions which may impact quality, limit availability or increase the cost of key agricultural commodities, such as hops, barley and other cereal grains, which are important ingredients for our products. Furthermore, should weather patterns in our markets shift from warm or high temperatures to unseasonably cool or wet weather, consumption of our products may decline, which could have a material adverse effect on our business and results of operations. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain, distribution networks and routes to market, or impact demand for our products. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs and may require us to make additional investments in facilities and equipment.

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

An inadequate supply or availability or quality water could have a material adverse effect on, among other things, our sales, production processes, other costs and, in turn, profitability. Quality water is a key ingredient in our brewing process. Clean water is a limited resource in many parts of the world and climate change may increase water scarcity and cause a deterioration of water quality in areas where we maintain brewing operations. The competition for water among domestic, agricultural and manufacturing users is increasing in some of our brewing communities. Even where water is widely available, water purification and waste treatment infrastructure limitations could increase costs or constrain our operations. Further, unavailability of clean water at our breweries could limit our ability to brew, which could cause a decrease in production.

We and our suppliers are dependent on sufficient amounts of quality water for operation of our breweries and key facilities and the key facilities of our significant suppliers. The suppliers of the agricultural raw materials we purchase are also dependent upon sufficient supplies of quality water for their fields. A substantial reduction in water in certain agricultural areas could result in material losses of crops, such as barley or hops, which could lead to a shortage of our product supply. If water available to our operations or the operations of our suppliers becomes scarce or the quality of that water deteriorates, we may incur increased production costs or face production constraints.

Loss, operational disruptions or closure of a major brewery or other key facility, due to unforeseen or catastrophic events or otherwise, could have a material adverse effect on our business and financial results. Our business could be interrupted and our financial results could be materially adversely impacted by physical risks such as earthquakes, hurricanes, floods, terror attacks and other natural disasters or catastrophic events that damage or destroy one of our breweries or key facilities or the key facilities of our significant suppliers. If any of our breweries or key facilities or the key facilities of our significant suppliers were to experience a significant operational disruption or catastrophic loss, it could delay or disrupt production, shipments and revenue, and result in potentially significant expenses to repair or replace these properties.

Additionally, certain catastrophes are not covered by our general insurance policies, which could result in significant unrecoverable losses. Furthermore, our business and results of operations could be adversely impacted by under-investment in physical assets or production capacity, including contract brewing and effect on priority of our brands if production capacity is limited. Further, significant excess capacity at any of our breweries as a result of increased efficiencies in our supply chain process or continued volume declines, could result in under-utilization of our assets, which could lead to excess overhead expenses or additional costs incurred associated with the closure of one or more of our facilities. For example, as part of a strategic review of our supply chain network, certain breweries and bottling lines were closed in recent years, and we have and continue to incur brewery closure costs, including charges associated with the planned closure of the Irwindale brewery in 2020. We regularly review our supply chain network to ensure that our supply chain capacity is aligned with the needs of the business. Such reviews could potentially result in further closures and the related costs could be material.

Failure to successfully identify, complete or integrate attractive acquisitions and joint ventures into our existing operations could have an adverse effect on our business and financial results. We have made a number of acquisitions and entered into several strategic joint ventures. In order to compete in the consolidating global brewing industry, we anticipate that we may, from time to time, in the future acquire additional businesses or enter into additional joint ventures that we believe would provide a strategic fit with our business such as the Acquisition and our Canadian business' joint venture with HEXO and the various other craft acquisitions we have made recently. Potential risks associated with acquisitions and joint ventures could include, among other things: our ability to identify attractive acquisitions and joint ventures; our ability to offer potential acquisition targets and joint venture partners' competitive transaction terms; our ability to raise capital on reasonable terms to finance attractive acquisitions and joint ventures; our ability to realize the benefits or cost savings that we expect to realize as a result of the acquisition or joint venture; diversion of management's attention; our ability to successfully integrate our businesses with the business of the acquired company; motivating, recruiting and retaining key employees; conforming standards, controls, procedures and policies, business cultures and compensation structures among our company and the acquired company; consolidating and streamlining sales, marketing and corporate operations; potential exposure to unknown liabilities of acquired companies; potential exposure to unknown or future liabilities or costs that affect the markets in which acquired companies or joint ventures operate; reputational or other damage due to the conduct of a joint venture partner; loss of key employees and customers of the acquired business; and managing tax costs or inefficiencies associated with integrating our operations following completion of an acquisition or entry into a joint venture.

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

Due to a high concentration of workers represented by unions or trade councils in Canada, Europe, and the U.S., we could be significantly affected by labor strikes, work stoppages or other employee-related issues.    As of December 31, 2019, approximately 45%, 35%, and 30% of our Canadian, European and U.S. workforces, respectively, are represented by trade unions or councils. Stringent labor laws in certain of our key markets expose us to a greater risk of loss should we experience labor disruptions in those markets. A prolonged labor strike, work stoppage or other employee-related issue, could have a material adverse effect on our business and financial results. For example, in the first quarter of 2017, our Toronto brewery unionized employees commenced a labor strike initiated from on-going negotiations of the collective bargaining agreement. This labor strike resulted in slower than expected production at the Toronto brewery in the first quarter of 2017. From time to time, our collective bargaining agreements come due for renegotiation, and, if we are unable to timely complete negotiations, affected employees may strike, which could have an adverse effect on our business and financial results.

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

A breach of our information systems could cause material financial or reputational harm. Our information systems may be the target of cyber-attacks or other security breaches, which, if successful, could, among other things, expose us to the loss of key business, employee, customer or vendor information, cause us to breach our legal, regulatory or contractual obligations, create an inability to access or rely upon critical business records or cause a disruption of our operations. These breaches may result from human errors, equipment failure, or fraud or malice on the part of employees or third parties. If our information systems suffer severe damage, disruption or shutdown, we could experience delays in reporting our financial results and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments from our customers.

We expend significant financial resources to protect against threats and cyber-attacks and may be required to further expend financial resources to alleviate problems caused by physical, electronic and cyber security breaches. As techniques used to breach security are growing in frequency and sophistication and are generally not recognized until launched against a target, regardless of our expenditures and protection efforts, we may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented. Misuse, leakage or falsification of information could result in a violation of data privacy laws and regulations, such as the European Union's General Data Protection Regulation, damage our reputation and credibility or expose us to increased risk of lawsuits, loss of existing or potential future customers and/or increases in our security costs, any of which could have a material adverse effect on our business and financial results. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information and may become subject to legal action and increased regulatory oversight or consumers may avoid our brands due to negative publicity. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems, which could have a material adverse effect on our business and financial results. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. Further, the regulatory framework around data custody, data privacy and breaches varies by jurisdiction and is an evolving area of law. We may not be able to limit our liability or damages in the event of such a loss.

If Pentland and the Coors Trust do not agree on a matter submitted to our stockholders or if a super-majority of our board of directors do not agree on certain actions, generally the matter will not be approved, even if beneficial to us or favored by other stockholders or a majority of our board of directors.    Pentland Securities (1981) Inc. ("Pentland") (a company controlled by the Molson family and related parties) and the Adolph Coors, Jr. Trust (the "Coors Trust") (a trust controlled by the Coors family and related parties), which together control more than 90% of our Class A common stock and Class A exchangeable shares, have a voting trust agreement through which they have combined their voting power over the shares of our Class A common stock and the Class A exchangeable shares that they own. If these two stockholders do not agree to vote in favor of a matter submitted to a stockholder vote (other than the election of directors), the voting trustees are required to vote all of the Class A common stock and Class A exchangeable shares deposited in the voting trust against the matter. There is no other mechanism in the voting trust agreement to resolve a potential deadlock between these stockholders. Therefore, if either Pentland or the Coors Trust is unwilling to vote in favor of a proposal that is subject to a stockholder vote, we would be unable to implement the proposal even if our board of directors, management or other stockholders believe the proposal is beneficial to us. Similarly, our bylaws require the authorization of a super-majority (two-thirds) of the board of directors to take certain transformational actions. Thus, it is possible that the Company will not be authorized to take action even if it is supported by a simple majority of the board of directors.

The interests of the controlling stockholders may differ from those of other stockholders and could prevent the Company from making certain decisions or taking certain actions that would be in the best interest of the other stockholders. Our Class B common stock has fewer voting rights than our Class A common stock and holders of our Class A common stock have the ability to effectively control or have a significant influence over certain company actions requiring stockholder approval, which could have a material adverse effect on Class B stockholders. See Part II—Item 8 Financial Statements and Supplementary Data, Note 8, "Stockholders' Equity" for additional information regarding voting rights of Class A and Class B stockholders.

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

Our internal control over financial reporting may not be designed or operate effectively which could result in material misstatements in our financial statements, which could, in turn, have a significant adverse effect on our business and the price of our common stock.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). We previously identified a material weakness in internal control over financial reporting as of December 31, 2018, and as a result, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018, based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in “Internal Control-An Integrated Framework (2013).” We believe this material weakness has been fully addressed by the remediation measures put in place during the 2019 fiscal year. However, we cannot provide assurance that we will not identify additional material weaknesses in our internal control over financial reporting in the future. Any of the foregoing may adversely affect our reputation and business and the market price of our common stock.

Additional Risks Applicable to the United States Segment

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
Additional Risks Applicable to the Canada Segment
Government mandated changes to the retail distribution model resulting from new regulations may have a material adverse effect on our Canada business. In June 2019, the Ontario government adopted a bill that, if enacted, would terminate a 10-year Master Framework Agreement that was originally signed between the previous government administration and MCBC, Labatt Brewing Company Limited, Sleeman Breweries Ltd., and Brewers Retail Inc. in 2015 and governs the terms of the beer distribution and retail systems in Ontario through 2025. The government has not yet proclaimed the bill as law. The impacts of these potential legislative changes are unknown at this time but could have a negative impact on the results of operations, cash flows and financial position of the Canada segment. While discussions remain ongoing with the government to reach a mutually agreeable alternative to the enactment of the law, we and the other Master Framework Agreement signatories are prepared to vigorously defend our rights and pursue legal recourse, should the Master Framework Agreement be unilaterally terminated by the enactment of the legislation.
Our Canadian business faces numerous risks relating to its joint venture in the Canadian cannabis industry. In 2018, a wholly-owned subsidiary within our Canadian business completed the formation of an independent Canadian joint venture with HEXO, a Canadian entity listed on the New York Stock Exchange and the Toronto Stock Exchange that serves the Canadian cannabis market. The joint venture, Truss LP, is developing non-alcoholic, cannabis-infused beverages for the Canadian market subject to obtaining all of the required licenses and regulatory clearances. The success and consumer acceptance of any products produced by the joint venture cannot be assured. Further, our Canadian subsidiary’s involvement in the Canadian cannabis industry may negatively impact: consumer, business partner, investor or public sentiment regarding our brands, Canadian beer business or our company. The emerging cannabis industry in Canada and in other jurisdictions is evolving rapidly and subjects us to a high degree of political, legal and regulatory uncertainty. The occurrence of any of the above risks could have a material adverse effect on our business.
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

If we are required to move away from the industry standard returnable bottle we use today, we may incur unexpected losses. Along with other brewers in Canada, we currently use an industry standard returnable bottle which represents approximately 27% of total volume sales (excluding imports) in Canada. Changes to the Industry Standard Bottle Agreement could impact our use of the industry standard returnable bottle. If we cease to use the industry standard returnable bottle, our current bottle inventory and a portion of our bottle packaging equipment could become obsolete and could result in a material write-off of these assets.

Indemnities provided to the purchaser of our previous interest in the Cervejarias Kaiser Brasil S.A. ("Kaiser") business in Brazil could result in future cash outflows and statement of operations charges.    In 2006, we sold our previous ownership interest in Kaiser, which was held by our Canadian business, to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies and certain purchased tax credits. The ultimate resolution of these claims is not under our control. These indemnity obligations are recorded as liabilities on our consolidated balance sheets, however, we could incur future statement of operations charges as facts further develop resulting in changes to our estimates or changes in our assessment of probability of loss on these items as well as due to fluctuations in foreign exchange rates. Due to the uncertainty involved in the ultimate outcome and timing of these contingencies, significant adjustments to the carrying value of our indemnity liabilities and corresponding statement of operations charges/credits could result in the future.
Additional Risks Applicable to the Europe Segment
The vote in the U.K. to leave the European Union could adversely affect us. Approximately 11% of our consolidated net sales in 2019 came from the U.K., which is our largest market in Europe. The U.K. exited the European Union on January 31, 2020, which subjects our Europe segment to regulatory and market uncertainty in the U.K. and in the rest of Europe as the full terms of future trade agreements continue to be negotiated. The U.K. vote to leave the European Union triggered a decline in the GBP in comparison to USD and EUR. Any significant weakening of the GBP to the USD will have an adverse impact on our European revenues as reported in USD due to the importance of U.K. sales. Furthermore, the withdrawal may result in disruption to and decline of the U.K. and European economies. Weakening of economic conditions or economic uncertainties tend to harm the beer business, and if such conditions emerge in the U.K. or in the rest of Europe, it may have a material adverse effect on our Europe segment. The withdrawal may also result in significant disruption in trade and the movement of goods, including prolonged transportation delays, which could negatively affect our ability to source raw materials and packaging for our products as well as our ability to import and export products. Because the terms of the exit are still unknown and will continue to be negotiated during 2020, we face regulatory and market uncertainty and may need to quickly adapt to regulatory changes and market volatility, including potential increased legal and regulatory complexities and potential higher costs of conducting business in the U.K. or the rest of Europe. Any of these effects, among others, could adversely affect our European business, results of operations, and financial condition.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
As of February 12, 2020, our major facilities were owned (unless otherwise indicated) and are as follows:

Facility	Location	Character
U.S. Segment
Administrative offices	Chicago, Illinois(1)	U.S. segment operational headquarters
	Golden, Colorado	U.S. segment administrative office
	Milwaukee, Wisconsin	U.S. segment administrative office
Brewery/packaging plants	Albany, Georgia(2)	Brewing and packaging
	Elkton, Virginia(2)	Brewing and packaging
	Fort Worth, Texas(2)	Brewing and packaging
	Golden, Colorado(2)	Brewing and packaging
	Irwindale, California(3)	Brewing and packaging
	Milwaukee, Wisconsin	Brewing and packaging
	Trenton, Ohio(2)	Brewing and packaging
Beer distributorship	Denver, Colorado	Distribution
Container operations	Wheat Ridge, Colorado(4)	Bottling manufacturing facility
	Golden, Colorado(4)	Can and end manufacturing facilities
Malting operations	Golden, Colorado	Malting
Canada Segment
Administrative offices	Montréal, Québec	Corporate headquarters
	Toronto, Ontario	Canada segment operational headquarters
Brewery/packaging plants	Montréal, Québec(5)	Brewing and packaging
	Toronto, Ontario(5)	Brewing and packaging
	Chilliwack, British Columbia(6)	Brewing and packaging
Europe Segment
Administrative offices	Burton-on-Trent, U.K.	Europe segment operational headquarters
	Prague, Czech Republic	Europe segment administrative office
Brewery/packaging plants	Apatin, Serbia(7)	Brewing and packaging
	Bőcs, Hungary	Brewing and packaging
	Burton-on-Trent, U.K.(7)	Brewing and packaging
	Haskovo, Bulgaria	Brewing and packaging
	Niksic, Montenegro	Brewing and packaging
	Ostrava, Czech Republic	Brewing and packaging
	Ploiesti, Romania(7)	Brewing and packaging
	Prague, Czech Republic(7)	Brewing and packaging
	Tadcaster Brewery, Yorkshire, U.K.(7)	Brewing and packaging
	Zagreb, Croatia	Brewing and packaging

(1)	We lease the office space for our U.S. segment headquarters in Chicago, Illinois.

(2)	The Golden, Trenton, Elkton, Albany and Fort Worth breweries collectively account for approximately 78% of our U.S. production.

(3)
In January 2020, we announced plans to cease production at our Irwindale, California brewery, which is currently expected to occur by September 2020, and entered into an agreement with Pabst Brewing Company, LLC, granting them an option to purchase the Irwindale brewery. Products produced in the Irwindale brewery will be transitioned to other breweries in our network. See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" for additional details.

(4)	The Wheat Ridge and Golden, Colorado facilities are leased from us by RMBC and RMMC, respectively.

(5)
The Montréal and Toronto breweries collectively account for approximately 84% of our Canada production. In June 2019, we completed the sale of our Montréal brewery, and in conjunction with the sale, we agreed to lease back the existing property to continue operations on an uninterrupted basis until the new Longueuil, Quebec brewery is operational, which is currently expected to occur in 2021.

(6)	The final closure of the leased Vancouver brewery was completed in the third quarter of 2019, and our new Chilliwack brewery is now operational.

(7)	The Burton-on-Trent, Prague, Ploiesti, Apatin and Tadcaster breweries collectively account for approximately 71% of our Europe production.
In addition to the properties listed above, we have smaller capacity facilities, including craft breweries and cideries, in each of our segments. We own and lease various warehouses, distribution centers and office spaces throughout the United States, Canada, Europe and international countries in which our International segment operates. Additionally, our Truss joint venture subleases its production facility in Belleville, Ontario from our joint venture partner, HEXO.
We also lease offices in Colorado, the previous location of our Corporate and International segment headquarters. As part of our revitalization plan, we announced the closure of our Denver, Colorado office location, which is expected to occur in 2020. We believe our facilities are well maintained and suitable for their respective operations. In 2019, our operating facilities were not capacity constrained.
ITEM 3.    LEGAL PROCEEDINGS
Litigation and other disputes
For information regarding litigation, other disputes and environmental and regulatory proceedings see Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies."
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
The approximate number of record security holders by class of stock at February 5, 2020, is as follows:

Title of class	Number of record security holders
Class A common stock, $0.01 par value	23
Class B common stock, $0.01 par value	2,777
Class A exchangeable shares, no par value	215
Class B exchangeable shares, no par value	2,315

PERFORMANCE GRAPH
The following graph compares our cumulative total stockholder return over the last five fiscal years with the S&P 500 and a customized peer index including MCBC, ABI, Carlsberg, Heineken and Asahi (the "Peer Group"). We have used a weighted-average based on market capitalization to determine the return for the Peer Group. The graph assumes $100 was invested on December 31, 2014, in our Class B common stock, the S&P 500 and the Peer Group, and assumes reinvestment of all dividends. The below is provided for informational purposes and is not indicative of future performance.

	2014	2015	2016	2017	2018	2019
Molson Coors	$100.00	$128.74	$135.64	$116.50	$81.68	$81.31
S&P 500	$100.00	$101.37	$111.04	$135.27	$129.33	$170.04
Peer Group	$100.00	$126.05	$117.20	$124.00	$91.17	$116.79
Dividends
During the second half of 2019, we increased our regular quarterly dividend from $0.41 to $0.57 per share.
Issuer Purchases of Equity Securities
In February 2015, we announced that our board of directors approved and authorized a program to repurchase up to $1.0 billion of our Class A and Class B common stock. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The number, price and timing of the repurchases will be at the Company’s sole discretion and will be evaluated depending on market conditions, liquidity needs or other factors. The Company’s board of directors may suspend, modify or terminate the share repurchase program at any time without prior notice. No shares of Class A or Class B common stock have been repurchased since 2015. We have suspended our share repurchase program as we continue to pay down debt which we plan to revisit as we further deleverage.

ITEM 6.    SELECTED FINANCIAL DATA
The table below summarizes selected financial information for the five years ended December 31, 2019. For further information, refer to our consolidated financial statements and notes thereto presented under Part II—Item 8 Financial Statements and Supplementary Data.

	2019	2018	2017	2016	2015
	(In millions, except per share data)
Consolidated Statements of Operations:
Net sales	$10,579.4	$10,769.6	$11,002.8	$4,885.0	$3,567.5
Net income attributable to MCBC	$241.7	$1,116.5	$1,565.6	$1,593.9	$395.2
Net income attributable to MCBC per share:
Basic	$1.12	$5.17	$7.27	$7.52	$2.13
Diluted	$1.11	$5.15	$7.23	$7.47	$2.12
Consolidated Balance Sheets:
Total assets	$28,859.8	$30,109.8	$30,246.9	$29,341.5	$12,276.3
Current portion of long-term debt and short-term borrowings	$928.2	$1,594.5	$714.8	$684.8	$28.7
Long-term debt	$8,109.5	$8,893.8	$10,598.7	$11,387.7	$2,908.7
Other information:
Dividends per share of common stock	$1.96	$1.64	$1.64	$1.64	$1.64
For the year ended December 31, 2016, includes MillerCoors' results of operations on a consolidated basis for the post-acquisition period October 11, 2016, through December 31, 2016, as well as the assets acquired and related debt issued in connection with the Acquisition. Prior to October 11, 2016, MCBC’s 42% share of MillerCoors' results of operations was reported as equity income in MillerCoors in the consolidated statements of operations and our 42% share of MillerCoors' net assets was reported as Investment in MillerCoors in the consolidated balance sheets. Also included in net income attributable to MCBC is a net special items gain of approximately $3.0 billion related to the fair value remeasurement of our pre-existing 42% interest in MillerCoors over its carrying value, as well as the reclassification of the loss related to MCBC's historical AOCI on our 42% interest in MillerCoors.
For the year ended December 31, 2017, includes the impact of the reduction to the U.S. federal income tax rate as a result of U.S. tax reform in 2017 (see Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Income Tax"). Additionally, during the year ended 2018 we recorded a gain within special items, net of $328.0 million which constitutes the Adjustment Amount (as defined and further discussed in Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items") related to the settlement agreement between MCBC and ABI. For the year ended December 31, 2019, includes the impact of aggregate goodwill and intangible asset impairment losses of $691.9 million, primarily related to our Canada reporting unit. See Part II—Item 8 Financial Statements and Supplementary Data, Note 10, "Goodwill and Intangible Assets" and Note 6, "Income Tax" for further information regarding these impairment losses and the related income tax impact.

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
A discussion related to the results of operations and changes in financial condition for 2018 compared to 2017 has been omitted from this report, unless significant, but may be found in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2018 Form 10-K, filed with the SEC on February 12, 2019, which is available free of charge on the SEC’s website at www.sec.gov and our corporate website at www.molsoncoors.com.
Our Fiscal Year
Unless otherwise indicated, (a) all $ amounts are in USD, (b) comparisons are to comparable prior periods and (c) 2019, 2018 and 2017 refers to the 12 months ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively.
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
Executive Summary
We are one of the world's largest brewers and have a diverse portfolio of owned and partner brands, including global priority brands Blue Moon, Coors Banquet, Coors Light, Miller Genuine Draft, Miller Lite, and Staropramen, regional champion brands Carling, Molson Canadian and other leading country-specific brands, as well as craft and specialty beers such as Creemore Springs, Cobra, Sharp's Doom Bar, Henry's Hard and Leinenkugel's. With centuries of brewing heritage, we craft high-quality, innovative beverages with the purpose of uniting people to celebrate all life’s moments. As a business, our ambition is to be the first choice for our people, our consumers and our customers, and our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
Revitalization Plan
On October 28, 2019, we initiated a revitalization plan designed to allow us to invest across our portfolio to drive long-term, sustainable success. As part of this plan, we expect to accelerate investments behind our largest brands, by focusing on recruitment of consumers and by driving relevance with breakthrough marketing and innovating on core brands to attract new legal age drinkers. We additionally plan to invest significantly in the above premium segment, the fastest growing area of the beer industry, with added investment in existing brands, new innovations and potentially through new acquisitions. We expect to invest more in whitespace and beyond beer opportunities. We have had success in the above premium segment, including portfolio transformation in Europe, Peroni growth accelerating and Blue Moon Belgian White improving in the U.S. and Belgian Moon growing in Canada. However, our revitalization plan is designed to give us the resources we need to invest in our core brands and build in the above premium segment through innovation and potential acquisition and investments, including more investment behind brands like Saint Archer Gold, Blue Moon Light Sky, and Coors Pure in the U.S. and Coors Slice and Molson Ultra in Canada. We also intend to expand a “test and learn” approach that allows us to determine market potential for products and then quickly scale up as we are with Movo wine spritzers, and Saint Archer Gold, both expected to be available nationally in the U.S. in 2020. We also expect this plan will allow us to invest behind an even stronger second year of Cape Line sparkling cocktails and a stronger third year of Arnold Palmer Spiked in the U.S. Finally, our pipeline includes the recent introductions of La Colombe hard coffee in the U.S., Pip & Wild premium ciders in the U.K., and Vizzy hard seltzer in the U.S., which we plan to launch early in 2020, and Truss’s expected new line of cannabis-infused non-alcoholic beverages in Canada, subject to and after all of its licenses and regulatory clearances have been obtained, including the recently announced Flow Glow, a CBD-infused spring water.

We also expect to put a greater focus on bringing new beverages to the market faster and with more precision. This includes expanding the model that has reduced the time it takes to bring innovations to market from 18 months to as little as four months in the U.S., and expanding our previously mentioned “test and learn” approach that evaluates market potential for products and then quickly scales up. As part of the revitalization plan, we also intend to invest in improving our digital competencies, expanding data resources and building out innovation systems.
To make these new investments possible, we plan to unlock approximately $150 million in annual savings, increasing our 2020-2022 cost savings program from $450 million to $600 million, by simplifying our structure.
We also made the determination to establish Chicago, Illinois as our North American operational headquarters, close our existing office in Denver, Colorado and consolidate certain administrative functions into our other existing office locations. Effective January 2020, we moved from a corporate center and four business units to two business units - North America and Europe. The North America business unit consolidates the United States, Canada and corporate center, enabling us to move more quickly with an integrated portfolio strategy. The Europe business unit allows for standalone operations, developed and supported by a European-based team, including a local leadership, commercial, supply chain and support functions. The existing International team was reconstituted to more effectively grow our global brands - with the Africa and Asia Pacific businesses reporting into the European business unit and the remaining International business reporting into the North America business unit. The change in structure to two business units and the resulting financial reporting segment changes will not be reflected until our first quarter 2020 results.
In connection with these consolidation activities, certain impacted employees have been extended an opportunity to continue their employment with the Company in the new organization and locations and, for those not continuing with the Company, certain of such employees have been asked to provide transition assistance and offered severance and retention packages in connection with their termination of service. After taking into account all changes in each of the business units, including Europe, the plan is expected to reduce employment levels, in aggregate, by approximately 500 to 600 employees globally. The company expects the costs associated with the restructuring to be substantially recognized by the end of fiscal year 2021.
Further, we currently expect to incur certain cash and non-cash restructuring charges related to employee relocation, severance, retention and transition costs, non-cash asset related costs, lease exit costs in connection with our office lease in Denver, Colorado, and other transition activities estimated in the range of approximately $120 million to $180 million in the aggregate, the majority of which will be cash charges that we began recognizing in the fourth quarter of 2019, and will be further spread through the balance of fiscal years 2020 and 2021. In 2019, we recognized aggregate impairment losses of $2.1 million related to the closure of the Denver, Colorado office facility. Additionally, in 2019 we recognized severance and retention charges of $41.2 million, of which, approximately $40 million remained accrued as of December 31, 2019. We recognized these charges as special items within our consolidated statements of operations. See Part II—Item 8 Financial Statements and Supplementary Data, “Note 7, Special Items” for additional details. Actual severance and retention costs related to this restructuring, which are primarily being recognized ratably over the employees’ required future service period, may differ from original estimates based on actual employee turnover levels prior to achieving severance and retention eligibility requirements. Employee relocation charges are recognized in the period incurred and were immaterial in 2019.
We also changed our name to Molson Coors Beverage Company in January 2020 in order to better reflect our strategic intent to expand beyond beer and into other growth adjacencies.
In addition to the revitalization plan, we intend to continue our ongoing efforts to modernize our brewery footprint and invest several hundred million dollars to modernize our brewery in Golden, Colorado over the next several years. These previously planned brewery investments are intended to allow for more flexible capacity to better meet demand and fulfill future growth opportunities, while increasing supply chain efficiency.

Summary of Consolidated Results of Operations
The following table highlights summarized components of our consolidated statements of operations for the years ended December 31, 2019, December 31, 2018, and December 31, 2017. See Part II—Item 8 Financial Statements and Supplementary Data, “Consolidated Statements of Operations” for additional details of our U.S. GAAP results.

	For the years ended
	December 31, 2019	Change	December 31, 2018	Change	December 31, 2017
	(In millions, except percentages and per share data)
Financial volume in hectoliters	92.722	(4.0)%	96.627	(2.9)%	99.563
Net sales	$10,579.4	(1.8)%	$10,769.6	(2.1)%	$11,002.8
Net income (loss) attributable to MCBC	$241.7	(78.4)%	$1,116.5	(28.7)%	$1,565.6
Net income (loss) attributable to MCBC per diluted share	$1.11	(78.4)%	$5.15	(28.8)%	$7.23

2019 Financial Highlights

•
In 2019, net income attributable to MCBC decreased 78.4% compared to the prior year primarily driven by the impact of aggregate goodwill and intangible asset impairment losses of $691.9 million, primarily related to our Canada reporting unit. The decrease was also due to lower volume, inflation, restructuring charges and pension and postretirement benefit charges, partially offset by positive global pricing, cost savings, lower incentive compensation, as well as lower interest expense.

•
During 2019, we repaid our EUR 500 million variable rate notes, $500 million 1.90% notes, and $500 million 1.45% notes upon their respective maturities throughout the year as part of our deleveraging commitment.

•
We generated cash flow from operating activities of approximately $1.9 billion, representing an 18.6% decrease from approximately $2.3 billion in 2018. The decrease in operating cash flow in 2019 compared to 2018 is primarily driven by cycling the proceeds received during the first quarter of 2018 of $328.0 million related to the Adjustment Amount (as defined and further discussed in Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items") related to the settlement agreement between MCBC and ABI, as well as lower net income adjusted for non-cash add backs and higher cash paid for taxes, partially offset by favorable changes in working capital and lower interest paid.

•	Regional financial highlights:

•
In the U.S. segment, income before income taxes decreased 1.4% to $1,301.8 million in 2019, versus $1,320.7 million in 2018, primarily driven by lower volume and cost inflation, partially offset by higher net pricing, cycling special charges in the prior year related to restructuring, and cost savings. During the year we grew our share of the premium light segment with Miller Lite, which completed its twenty-first consecutive quarter of increased segment share, and Coors Light, which completed its third consecutive quarter of increased segment share, according to Nielsen. In above premium, we successfully launched Cape Line which was among the industry’s top new franchises in the flavored malt beverage category, according to Nielsen, and we also introduced Sol Chelada which drove double-digit volume growth in the Sol Franchise. Blue Moon remained the number one national craft brand in the U.S. and held industry share. Additionally, Peroni grew volume for the twenty-first consecutive quarter with growth accelerating significantly in 2019 with support of the brand's first national marking campaign.

•
In our Canada segment, we reported a loss before income taxes of $508.7 million in 2019, versus income of $157.0 million in 2018, primarily driven by the $668.3 million goodwill impairment loss recognized in the third quarter of 2019 as well as the gross profit impacts of volume declines, higher cost of goods sold per hectoliter, Truss joint venture start-up costs, partially offset by positive pricing and lower incentive compensation. See Part II—Item 8 Financial Statements and Supplementary Data, Note 10, “Goodwill and Intangible Assets” for additional details.

•
In our Europe segment, income before income taxes decreased 14.1% to $160.1 million in 2019, versus $186.4 million in 2018, primarily related to increased brand investments, unfavorable foreign currency movements, special charges mainly due to restructuring activities, as well as soft industry demand and inflation, partially offset by positive net pricing and mix and lower incentive compensation.

•
Our International segment reported a loss before income taxes of $7.7 million in 2019, compared to a loss of $2.7 million in the prior year, primarily driven by higher special charges due to an aggregate impairment loss of $12.2 million related to our India business along with lower volume and negative geographic mix, partially offset by lower marketing, general and administrative expense and shifting to local production in Mexico.

•	Brand highlights:

•	Global priority brand volume decreased 2.2% in 2019 versus 2018, due to declines across the U.S., Canada, and International partially offset by growth in Europe.

•	Blue Moon Belgian White global brand volume increased 1.1% in 2019 versus 2018, driven by growth in Canada, International and Europe, partially offset by declines in the U.S.

•	Carling brand volume in Europe decreased by 4.8% versus 2018, due to lower volumes in the U.K., the brand's primary market.

•
Coors global brand volume - Coors Light global brand volume decreased 4.6% in 2019 versus 2018. The overall volume decrease was primarily driven by lower brand volume in the U.S., International, and Canada, partially offset by growth in Europe. Volumes in the U.S. were lower than prior year, although Coors Light gained share of the U.S. premium light segment for the third consecutive quarter. The declines in International were driven by competitive pressures in Mexico along with economic decline in Puerto Rico. The declines in Canada are primarily the result of industry declines due to ongoing competitive pressures in Quebec and Ontario. Coors Banquet global brand volume decreased 2.6% in 2019 versus 2018, driven by the U.S. and Canada, partially offset by the introduction of Coors Original in International markets.

•
Miller global brand volume - Miller Lite global brand volumes were flat in 2019 versus 2018, primarily driven by declines in the U.S., partially offset by growth in Canada and International. However, Miller Lite gained share of the U.S. premium light segment for the twenty-first consecutive quarter. Miller Genuine Draft global brand volume decreased 6.9% in 2019 versus 2018, due to decreases in all segments.

•
Molson Canadian brand volume in Canada decreased 8.9% during 2019 versus the prior year, primarily driven by industry declines as well as share declines due to competitive pressures in the West and Ontario.

•	Staropramen global brand volume, including royalty volume, increased 7.2% during 2019 versus 2018, driven by higher volumes in all major markets for the brand.
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

	For the years ended
	December 31, 2019	Change	December 31, 2018	Change	December 31, 2017
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	92.722	(4.0)%	96.627	(2.9)%	99.563
Less: Contract brewing and wholesaler volume	(7.715)	(5.7)%	(8.182)	(4.9)%	(8.602)
Add: Royalty volume	4.226	4.2%	4.054	10.0%	3.685
Add: STW to STR adjustment	(0.287)	(19.8)%	(0.358)	(47.9)%	(0.687)
Total worldwide brand volume	88.946	(3.5)%	92.141	(1.9)%	93.959

Our worldwide brand volume decreased in 2019 compared to 2018, primarily due to lower volume in all segments primarily driven by challenging industry dynamics.
Net Sales Drivers
The following table highlights the drivers of change in net sales for the year ended December 31, 2019 versus December 31, 2018, by segment (in percentages) and excludes Corporate net sales revenue for our water resources and energy operations in the state of Colorado.

	Volume	Price, Product and Geography Mix	Currency	Other	Total
Consolidated	(4.0)%	3.6%	(1.2)%	(0.2)%	(1.8)%
U.S.	(4.2)%	4.1%	—%	(0.2)%	(0.3)%
Canada	(5.8)%	1.9%	(2.1)%	(0.1)%	(6.1)%
Europe	(2.8)%	4.0%	(4.8)%	(0.1)%	(3.7)%
International	(15.7)%	7.9%	(0.9)%	(1.2)%	(9.9)%
The following table highlights the drivers of change in net sales on a reported basis for the year ended December 31, 2018 versus December 31, 2017, by segment (in percentages) and excludes Corporate net sales revenue for our water resources and energy operations in the state of Colorado.

	Volume	Price, Product and Geography Mix	Currency	Other(1)	Total
Consolidated	(2.9)%	0.7%	0.5%	(0.4)%	(2.1)%
U.S.	(5.1)%	1.9%	—%	(0.1)%	(3.3)%
Canada	(2.9)%	(1.6)%	—%	—%	(4.5)%
Europe	2.1%	0.4%	3.3%	(2.6)%	3.2%
International	(7.5)%	3.5%	(1.3)%	—%	(5.3)%

(1)	Europe "Other" column includes the release of an indirect tax provision in 2017.
Adoption of Revenue Recognition Guidance
On January 1, 2018, we adopted the FASB's new accounting pronouncement related to revenue recognition using the modified retrospective approach, therefore, prior period results were not restated. Results for the years ended December 31, 2019 and 2018 are presented under the new guidance, while the year ended December 31, 2017 is reported in accordance with historical accounting guidance. The adoption of this guidance in 2018 did not have a significant impact to our core revenue generating activities, however, resulted in the reclassification of certain cash payments to customers from marketing, general and administrative expenses to a reduction of revenue. This classification change resulted in a reduction of revenue and marketing, general and administrative expenses by approximately $60 million during 2018 versus 2017, primarily within our Canada segment. The adoption of this guidance also resulted in a change in the timing of recognition of certain promotional discounts and cash payments to customers, which shifted financial statement recognition primarily amongst quarters, however, the full-year impact was not significant to our financial results. See Part II—Item 8 Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for additional details.
Cost Savings Initiatives
Total cost savings in 2019 exceeded our targets and totaled approximately $230 million, resulting in a total of approximately $725 million of cost savings delivered over the course of the 2017 to 2019 program.
Depreciation and Amortization
Depreciation and amortization expense was $859.0 million in 2019, an increase of $1.5 million compared to 2018, primarily driven by incremental accelerated depreciation related to brewery closures largely offset by impacts of foreign exchange movements.

Income Taxes

	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
Effective tax rate	49%	17%	(15)%
The increase in the effective income tax rate for 2019 versus 2018 is primarily driven by the $668.3 million impairment loss attributable to nondeductible goodwill of our Canada reporting unit, increased valuation allowances, the recognition of other one-time tax expenses in 2019, as well as cycling one-time tax benefits in 2018. The increase in the effective income tax rate for 2018 versus 2017 was primarily driven by the one-time impacts of the 2017 Tax Act recognized when enacted in 2017, most notably the remeasurement of our deferred taxes from the reduction in the U.S. statutory federal corporate income tax rate.
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
Since 2018, the U.S. Department of Treasury has continued to issue proposed, temporary and final regulations to implement provisions of the 2017 Tax Act. We have continued to monitor these and while temporary and final regulations have not yet resulted in material adverse impacts to us, there are certain proposed regulations, which are not yet considered law, that if finalized as proposed, could result in a material adverse impact on our consolidated financial statements. Specifically, if certain of the proposed regulations are finalized as proposed with full retroactive application to January 1, 2018, then we would be required to recognize estimated income tax expense of approximately $100 million to $200 million upon enactment related to the proposed retroactive period through December 31, 2019, for fiscal years 2018 and 2019. This estimated range contains significant uncertainty and could be impacted by various factors, including any differences between the proposed and ultimately finalized regulations.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Income Tax" for additional details regarding our effective tax rate.

Results of Operations
United States Segment

	For the years ended
	December 31, 2019	Change	December 31, 2018	Change	December 31, 2017
	(In millions, except percentages)
Financial volume in hectoliters(1)	61.600	(4.2)%	64.272	(5.1)%	67.731
Sales(1)	$8,187.0	(0.6)%	$8,234.4	(3.6)%	$8,541.7
Excise taxes	(945.7)	(3.0)%	(974.5)	(5.9)%	(1,036.0)
Net sales(1)	7,241.3	(0.3)%	7,259.9	(3.3)%	7,505.7
Cost of goods sold(1)	(4,294.5)	0.4%	(4,277.5)	(1.1)%	(4,324.2)
Gross profit	2,946.8	(1.2)%	2,982.4	(6.3)%	3,181.5
Marketing, general and administrative expenses	(1,621.1)	(0.6)%	(1,631.3)	(8.5)%	(1,782.7)
Special items, net(2)	(26.6)	(29.6)%	(37.8)	147.1%	(15.3)
Operating income	1,299.1	(1.1)%	1,313.3	(5.1)%	1,383.5
Interest income (expense), net	3.0	(65.9)%	8.8	(32.8)%	13.1
Other income (expense), net	(0.3)	(78.6)%	(1.4)	(41.7)%	(2.4)
Income (loss) before income taxes	$1,301.8	(1.4)%	$1,320.7	(5.3)%	$1,394.2

(1)	Includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.

(2)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" for detail of special items.
Significant events
Following management approval in December 2019, in January 2020, we announced plans to cease production at our Irwindale, California brewery and entered into an option agreement with Pabst Brewing Company, LLC ("Pabst"), granting Pabst an option to purchase our Irwindale, California brewery, including plant equipment and machinery and the underlying land.
Pursuant to the agreement, Pabst will have 120 days from receipt of the notice of the Irwindale brewery closure from MillerCoors to exercise the option to purchase the Irwindale brewery. If Pabst exercises its option to purchase the Irwindale brewery, the agreement provides (i) the purchase price will be $150 million, subject to adjustment as further specified in the agreement, (ii) the closing will be within six months from Pabst’s exercise of the option, but no earlier than September 1, 2020 and no later than December 31, 2020, subject to the satisfaction of certain customary closing conditions, (iii) for the treatment and allocation of certain liabilities related to the operation of the Irwindale brewery prior to closing, and (iv) for customary representations and warranties and certain post-closing restrictions on Pabst regarding the operations and disposal of the Irwindale brewery. In conjunction with the agreement, MillerCoors and Pabst also executed mutual releases of claims related to their ongoing litigation and agreed to dismiss the litigation with prejudice.
We recorded special charges related to the planned Irwindale brewery closure totaling approximately $16 million in the fourth quarter of 2019, and will continue to incur special charges during each reporting period through the planned closure of the brewery in September 2020. While analysis of the implications of the announced brewery closure remain underway, total special charges associated with the planned closure are currently expected to be approximately $150 million to $175 million, consisting primarily of accelerated depreciation charges. However, this estimated range contains significant uncertainty, and actual results could differ materially from these estimates due to uncertainty regarding the ultimate net cost associated with the disposition of assets, restructuring charges, as well as the overall outcome of the Pabst purchase option, which if exercised, could significantly impact these estimates.
As part of our revitalization plan announced during the fourth quarter of 2019, we initiated restructuring activities and will continue to incur severance and other employee-related costs as special items.
In order to align our cost base with our scale of business, during the third quarter of 2018, we initiated restructuring activities in the U.S. and reduced U.S. employment levels by approximately 300 employees in the fourth quarter of 2018. As a result, severance costs related to these restructuring activities were recorded as special charges.
The volatility of aluminum, inclusive of Midwest Premium and tariffs, and freight and fuel costs continued to significantly impact our results during 2019. To the extent these prices continue to fluctuate, our business and financial results could be materially adversely impacted. We continue to monitor these risks and rely on our risk management hedging program to help mitigate price risk exposure for commodities including aluminum and fuel.
In order to increase overall operating efficiency, during the first quarter of 2018, we announced plans to close the Colfax, California cidery. The cidery closed in January 2019 and cider production has moved to the 10th Street Brewery in Milwaukee, Wisconsin. We recognized special charges in 2019 and 2018 associated with the cidery closure consisting primarily of accelerated depreciation in excess of normal depreciation.
Volume and net sales
Brand volume decreased 3.6% in 2019 compared to 2018, primarily driven by challenging industry dynamics. STWs, excluding contract brewing volume, decreased 3.7% in 2019 compared to 2018, reflective of brand volume performance.
Net sales per hectoliter on a brand volume basis increased 3.3% in 2019 compared to 2018, driven by higher net pricing. Net sales per hectoliter on a reported basis for 2019, increased 4.1% in 2019 compared to 2018.
Cost of goods sold
Cost of goods sold per hectoliter increased 4.8% in 2019 compared to prior year driven by inflation, volume deleverage and other factors, including a substantial unanticipated increase in property tax at our Golden, Colorado brewery and increased packaging costs associated with our bottle furnace rebuild, partially offset by cost savings.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 0.6% in 2019 compared to 2018 primarily driven by spending optimization and efficiencies including incremental cost reductions related to the restructuring initiated in the third quarter of 2018, partially offset by cycling lower employee incentive compensation.

Canada Segment

	For the years ended
	December 31, 2019	Change	December 31, 2018	Change	December 31, 2017
	(In millions, except percentages)
Financial volume in hectoliters(1)	8.059	(5.8)%	8.554	(2.9)%	8.805
Sales(1)	$1,728.8	(6.6)%	$1,850.6	(2.9)%	$1,906.2
Excise taxes	(421.4)	(8.1)%	(458.5)	2.3%	(448.2)
Net sales(1)	1,307.4	(6.1)%	1,392.1	(4.5)%	1,458.0
Cost of goods sold(1)	(824.5)	(2.7)%	(847.0)	—%	(847.0)
Gross profit	482.9	(11.4)%	545.1	(10.8)%	611.0
Marketing, general and administrative expenses	(336.1)	(1.7)%	(341.9)	(14.0)%	(397.5)
Special items, net(2)	(640.4)	N/M	(23.8)	65.3%	(14.4)
Operating income (loss)	(493.6)	N/M	179.4	(9.9)%	199.1
Interest income (expense), net	(0.2)	N/M	—	—%	—
Other income (expense), net(3)	(14.9)	(33.5)%	(22.4)	N/M	11.1
Income (loss) before income taxes	$(508.7)	N/M	$157.0	(25.3)%	$210.2
N/M = Not meaningful

(1)	Includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.

(2)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" for detail of special items.

(3)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Other Income and Expense" for detail of other income (expense).
Significant events
As part of our revitalization plan announced during the fourth quarter of 2019, we initiated restructuring activities and will continue to incur severance and other employee-related costs as special items.
We identified a triggering event requiring an interim impairment assessment of the goodwill within our Canada reporting unit at the end of the third quarter of 2019, as a result, in part, of prolonged weakening of the Canadian beer industry negatively impacting the performance of the Canada business in the current year and the expected future cash flows of the Canada reporting unit. The interim goodwill impairment analysis resulted in a goodwill impairment loss recognized within our Canada reporting unit of $668.3 million, which was recorded as a special item. See Part II—Item 8 Financial Statements and Supplementary Data, Note 10, "Goodwill and Intangible Assets" for additional information.
As part of our ongoing assessment of our Canadian supply chain network, we have incurred significant capital expenditures associated with the completion of the new brewery in Chilliwack, British Columbia, most of which was funded with the previously received proceeds from the sale of the Vancouver brewery in 2016. The transition of production to the new brewery in Chilliwack and final closure of the leased Vancouver brewery was completed in third quarter of 2019, and the new Chilliwack brewery is now operational.
In further efforts to help optimize the Canada brewery network, in the third quarter of 2017, we announced a plan to build a more efficient and flexible brewery in Longueuil, Quebec. Additionally, during the second quarter of 2019, we completed the sale of our Montreal brewery for $96.2 million (CAD 126 million), resulting in a $61.3 million gain, which was recorded as a special item. In conjunction with the sale, we agreed to lease back the existing property to continue operations on an uninterrupted basis until the new brewery is operational, which we currently expect to occur in 2021. However, due to the uncertainty inherent in our estimates, the timing of the brewery closure is subject to change. We will continue to incur significant capital expenditures associated with the construction of the new brewery in Longueuil, Quebec.
In June 2019, the Ontario government adopted a bill that, if enacted, would terminate a 10-year Master Framework Agreement that was originally signed between the previous government administration and MCBC, Labatt Brewing Company Limited, Sleeman Breweries Ltd., and BRI in 2015 and governs the terms of the beer distribution and retail systems in Ontario through 2025. The government has not yet proclaimed the bill as law. The impacts of these potential legislative changes are unknown at this time, but could have a negative impact on the results of operations, cash flows and financial position of the

Canada segment. While discussions remain ongoing with the government to reach a mutually agreeable alternative to the enactment of the law, the Company and the other Master Framework Agreement signatories are prepared to vigorously defend their rights and pursue legal recourse, should the Master Framework Agreement be unilaterally terminated by the enactment of the legislation. For additional information, see Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies."
In June 2019, Health Canada released final regulations resulting in the legalization of new classes of cannabis products including edibles and cannabis infused beverages on October 17, 2019, with product sales being permitted sixty days after submission of the beverage formulations to Health Canada and satisfaction of all other licensing and regulatory preconditions. Our Truss joint venture with HEXO has been preparing for the launch of cannabis-infused products in the Canadian market, including the on-going construction of a production facility in Belleville, Ontario. We currently expect that Truss will launch products in 2020, subject to and after all of its licenses and regulatory clearances have been obtained.
Foreign currency impact on results
During 2019, the CAD appreciated versus the USD on an average basis, resulting in an increase of $9.2 million to our 2019 USD earnings before income taxes. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our consolidated statements of operations.
Volume and net sales
Our Canada brand volume decreased 5.7% in 2019 compared to 2018, primarily due to weakened brand performance and industry declines.
Our net sales per hectoliter on a brand volume basis increased 1.7% in local currency in 2019 compared to 2018, driven by positive net pricing. Net sales per hectoliter on a reported basis in local currency increased 1.9% in 2019 compared to 2018.
Cost of goods sold
Cost of goods sold per hectoliter in local currency increased 5.7% in 2019 compared to 2018, driven primarily driven by volume deleverage and mix, increased distribution costs, brewery startup costs and inflation, partially offset by cost savings.
Marketing, general and administrative expenses
Our marketing, general and administrative expenses increased 0.6% in local currency in 2019 compared to 2018, primarily driven by Truss joint venture start-up costs, partially offset by lower employee-related expenses, including lower incentive compensation and benefits.
Other income (expense), net
Other expense of $14.9 million in 2019 was primarily driven by unrealized mark-to-market losses of $17.8 million on the HEXO warrants received in connection with the formation of the Truss joint venture, as further discussed in Note 16, "Derivative Instruments and Hedging Activities", partially offset by a gain of $1.5 million related to the historical sale of Molson Inc.'s ownership interest in the Montreal Canadiens. Other expense in 2018 was also primarily driven by unrealized mark-to-market losses of $23.8 million on the HEXO warrants.

Europe Segment

	For the years ended
	December 31, 2019	Change	December 31, 2018	Change	December 31, 2017
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)	23.101	(2.8)%	23.772	2.1%	23.290
Sales(2)	$2,950.8	(4.5)%	$3,088.6	6.9%	$2,888.3
Excise taxes	(1,022.1)	(5.9)%	(1,086.0)	14.6%	(947.6)
Net sales(2)	1,928.7	(3.7)%	2,002.6	3.2%	1,940.7
Cost of goods sold	(1,233.2)	(2.9)%	(1,269.4)	8.1%	(1,174.4)
Gross profit	695.5	(5.1)%	733.2	(4.3)%	766.3
Marketing, general and administrative expenses	(515.4)	(3.6)%	(534.6)	0.8%	(530.3)
Special items, net(3)	(10.7)	78.3%	(6.0)	20.0%	(5.0)
Operating income (loss)	169.4	(12.0)%	192.6	(16.6)%	231.0
Interest income (expense), net	(5.7)	11.8%	(5.1)	N/M	3.6
Other income (expense), net	(3.6)	N/M	(1.1)	N/M	0.3
Income (loss) before income taxes	$160.1	(14.1)%	$186.4	(20.6)%	$234.9
N/M = Not meaningful

(1)	Excludes royalty volume of 1.765 million hectoliters, 1.787 million hectoliters and 1.694 million hectoliters for 2019, 2018 and 2017, respectively.

(2)	Includes gross inter-segment sales and volumes, which are eliminated in the consolidated totals.

(3)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" for detail of special items.
Significant events
As part of our revitalization plan announced during the fourth quarter of 2019, we initiated restructuring activities and will continue to incur severance and other employee-related costs as special items.
The U.K. exited the EU on January 31, 2020, which subjects our Europe segment to regulatory and market uncertainty as the U.K. remains in the EU customs union and single market until December 31, 2020, while the full terms of future trade agreements continue to be negotiated. The GBP has recently become volatile as a result of the government discussions related to the uncertainty and terms of the exit, including the weakening of the GBP to the USD during the third quarter of 2019 leading up to the initial extended exit date of October 31, 2019, which had an adverse impact on our European revenues as reported in USD due to the significance of U.K. sales. Any further weakening of the GBP to the USD could have a further adverse impact on our results. See Part I—Item 1A Risk Factors under "Risks Specific to the Europe Segment" for further discussion of the risks specific to the U.K.'s exit from the EU.
In 2019, our Grolsch joint venture arrangement as well as the related brewing and distribution agreements for the Grolsch brands in the U.K. and Ireland were terminated. See Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Investments" for further information.
In January 2018, the Europe segment completed the acquisition of Aspall Cyder Limited, an established premium cider business in the U.K.
Foreign currency impact on results
Our Europe segment operates in numerous countries within Europe, and each country's operations utilize distinct currencies. During 2019, foreign currency movements unfavorably impacted our Europe USD income before income taxes by $8.2 million. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our consolidated statements of operations.

Volume and net sales
Our Europe brand volume decreased 2.6% in 2019 compared to 2018 due to soft industry demand.
Net sales per hectoliter on a brand volume basis increased 4.5% in local currency in 2019 compared to 2018, primarily driven by positive net pricing and favorable sales mix. Net sales per hectoliter on a reported basis in local currency increased 4.0% in 2019 compared to 2018.
Cost of goods sold
Cost of goods sold per hectoliter increased 4.9% in local currency in 2019 compared to 2018, primarily due to inflation and volume deleverage.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 1.7% in local currency in 2019 compared to 2018, primarily due to higher marketing investments focused on our national champion brands and premiumization initiatives, as well as cycling a benefit from the partial reversal of bad debt provisions in 2018, partially offset by lower incentive compensation.
International Segment

	For the years ended
	December 31, 2019	Change	December 31, 2018	Change	December 31, 2017
	(In millions, except percentages)
Financial volume in hectoliters(1)	1.866	(15.7)%	2.214	(7.5)%	2.394
Sales	$265.8	(11.3)%	$299.5	(0.5)%	$300.9
Excise taxes	(40.5)	(18.0)%	(49.4)	33.9%	(36.9)
Net sales	225.3	(9.9)%	250.1	(5.3)%	264.0
Cost of goods sold(2)	(142.7)	(11.0)%	(160.4)	(11.1)%	(180.5)
Gross profit	82.6	(7.9)%	89.7	7.4%	83.5
Marketing, general and administrative expenses	(74.6)	(8.6)%	(81.6)	(19.8)%	(101.7)
Special items, net(3)	(15.5)	66.7%	(9.3)	N/M	(1.6)
Operating income (loss)	(7.5)	N/M	(1.2)	(93.9)%	(19.8)
Other income (expense), net	(0.2)	(86.7)%	(1.5)	N/M	0.1
Income (loss) before income taxes	$(7.7)	185.2%	$(2.7)	(86.3)%	$(19.7)
N/M = Not meaningful

(1)	Excludes royalty volume of 2.461 million hectoliters, 2.267 million hectoliters and 1.991 million hectoliters in 2019, 2018 and 2017, respectively.

(2)	Includes gross inter-segment purchases, which are eliminated in the consolidated totals.

(3)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" for detail of special items.
Significant events
As part of our revitalization plan announced during the fourth quarter of 2019, we initiated restructuring activities and will continue to incur severance and other employee-related costs as special items.
During the third quarter of 2019, we recognized an aggregate impairment loss of $12.2 million related to the goodwill of our India reporting unit and a definite-lived brand intangible asset, which were recorded as special items. See Part II—Item 8 Financial Statements and Supplementary Data, Note 10, "Goodwill and Intangible Assets" for additional information.

During the first half of 2018, we decided to formally exit our business in China and, as such, have incurred special charges. See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" for further detail.

Foreign currency impact on results
Our International segment operates in numerous countries around the world and each country's operations utilize distinct currencies. Foreign currency movements unfavorably impacted our International USD loss before income taxes by $1.5 million for 2019. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our consolidated statements of operations.
Volume and net sales
Our International brand volume decreased 3.5% in 2019 compared to 2018, primarily driven by India supply chain and demand constraints along with economic decline in Paraguay and Puerto Rico, partially offset by growth in several of our focus markets. Our International financial volume decreased 15.7% in 2019 compared to 2018, driven by India supply chain and demand constraints and shifting to local third party production in Mexico, which increased our royalty volume.
Net sales per hectoliter on a brand volume basis decreased 5.8% in local currency in 2019 compared to 2018, primarily driven by geographic mix and shifting to local production in Mexico. Net sales per hectoliter on a reported basis increased 7.9% in local currency in 2019 compared to 2018 due to geographic mix.
Cost of goods sold
Cost of goods sold per hectoliter increased 5.9% in local currency in 2019 compared to 2018, primarily driven by inflation and geographic mix.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 8.0% in local currency in 2019 compared to 2018, primarily due to lower marketing investments, overhead and integration costs, partially offset by cycling the $2.0 million of settlement proceeds received related to our Colombia business in the first quarter of 2018.
Corporate Segment

	For the years ended
	December 31, 2019	Change	December 31, 2018	Change	December 31, 2017
	(In millions, except percentages)
Financial volume in hectoliters	—	—%	—	—%	—
Sales	$0.8	—%	$0.8	(11.1)%	$0.9
Excise taxes	—	—%	—	—%	—
Net sales	0.8	—%	0.8	(11.1)%	0.9
Cost of goods sold	(7.4)	(95.6)%	(166.4)	N/M	122.9
Gross profit	(6.6)	(96.0)%	(165.6)	N/M	123.8
Marketing, general and administrative expenses	(180.8)	(15.2)%	(213.3)	(11.1)%	(239.8)
Special items, net(1)	(15.6)	N/M	326.6	N/M	(0.1)
Operating income (loss)	(203.0)	N/M	(52.3)	(55.0)%	(116.1)
Interest expense, net	(269.8)	(10.6)%	(301.9)	(16.1)%	(360.0)
Other pension and postretirement benefits (costs), net	2.9	(92.4)%	38.2	(19.4)%	47.4
Other income (expense), net	4.3	(70.1)%	14.4	N/M	(7.7)
Income (loss) before income taxes	$(465.6)	54.4%	$(301.6)	(30.9)%	$(436.4)
N/M = Not meaningful

(1)	See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" for detail of special items.

Significant events
As a result of our revitalization plan, during the fourth quarter of 2019, we initiated restructuring activities and have and will continue to incur severance and other employee-related costs as special items. We also recorded impairment losses in connection with the closure of our office in Denver, Colorado, which were also recorded as special items.
Cost of goods sold
The unrealized changes in fair value on our commodity swaps, which are economic hedges, are recorded as cost of goods sold within our Corporate activities. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. Lower commodity market prices relative to our hedged positions on our commodity swaps drove a total unrealized mark-to-market loss of $0.8 million recognized in cost of goods sold for the year ended December 31, 2019, as compared to an unrealized mark-to-market loss of $166.2 million recognized in cost of goods sold for the year ended December 31, 2018. Cost of goods sold for the year ended December 31, 2017 include an unrealized mark-to-market gain of $123.3 million on these commodity swaps.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased in 2019 compared to 2018, primarily due to lower incentive compensation in the current year as well as higher integration costs recognized in the prior year. Specifically, we recorded integration costs of $23.1 million for the year ended December 31, 2019 and $36.9 million for the year ended December 31, 2018 related to the Acquisition within marketing, general and administrative expenses.
Interest expense, net
Net interest expense decreased in 2019 compared to 2018, primarily driven by the repayment of debt as part of our deleveraging commitments as well as risk management strategies to reduce interest expense. See Part II—Item 8 Financial Statements and Supplementary Data, Note 16, "Derivative Instruments and Hedging Activities" and Note 11, "Debt" for further details.
Other income (expense), net and Other pension and postretirement benefits (costs), net
Net other income decreased in 2019 compared to 2018, primarily driven by an $11.7 million gain recorded on the sale of a non-operating asset in 2018. The decrease in other pension and postretirement benefits in 2019 was primarily driven by a pension settlement charge of $29.8 million recognized in 2019. See Part II—Item 8 Financial Statements and Supplementary Data, Note 5, "Other Income and Expense" for further discussion of other income (expense) amounts and Note 15, "Employee Retirement Plans and Postretirement Benefits" for discussion of changes in pension and postretirement benefits (costs) as all non-service cost components of pension and postretirement benefits (costs) are reported within Corporate.
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
While a significant portion of our cash flows from operating activities is generated within the U.S., our cash balances may be comprised of cash held outside the U.S. and in currencies other than USD. As of December 31, 2019, approximately 90% of our cash and cash equivalents was located outside the U.S., largely denominated in foreign currencies. We accrue for tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue taxes. However, we continue to assess the impact of the 2017 Tax Act, and related U.S. Department of Treasury proposed, temporary and final regulations, on the tax consequences of future repatriations. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. We believe these financing arrangements, along with the cash generated from the operations of our U.S. business, are sufficient to fund our current cash needs in the U.S.
Cash Flows and Use of Cash
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors described in Part I, Item 1A. Risk Factors.

Cash Flows from Operating activities
Net cash provided by operating activities of approximately $1.9 billion in 2019 decreased by $434.0 million compared to 2018. This decrease was primarily driven by cycling the proceeds received during the first quarter of 2018 of $328.0 million related to the Adjustment Amount (as defined and further discussed in Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items"), lower net income adjusted for non-cash add backs and higher cash paid for taxes, partially offset by favorable changes in working capital and lower interest paid during 2019.
Cash Flows from Investing activities
Net cash used in investing activities of $433.3 million in 2019 decreased by $235.8 million compared to 2018. This decrease was primarily driven by the receipt of $94.2 million of net proceeds from the sale of our Montreal brewery during the second quarter of 2019, lower capital expenditures in the current year, proceeds received from the voluntary settlement of our cross currency swaps during the second quarter of 2019 and lower cash paid for acquisitions in the current year.
Cash Flows from Financing activities
Net cash used in financing activities of approximately $2.0 billion in 2019 increased by $998.1 million compared to 2018. This increase was primarily driven by higher net repayments on debt and borrowings in 2019 compared to 2018, as well as increased dividend payments in 2019, partially offset by higher net repayments of borrowings under our commercial paper program in 2018.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Debt" for a summary of our financing activities and debt position as of December 31, 2019 and December 31, 2018.
Capital Resources
Cash and Cash Equivalents
As of December 31, 2019, we had total cash and cash equivalents of $523.4 million compared to approximately $1.1 billion as of December 31, 2018. The decrease in cash and cash equivalents as of December 31, 2019 from December 31, 2018 was primarily driven by cash use related to increased debt and dividend payments in 2019, as well as capital spend, partially offset by cash generated from operating activities. See Part II—Item 8 Financial Statements and Supplementary Data, Consolidated Statements of Cash Flows for additional detail. The majority of our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 90 days or less. These investments are viewed by management as low-risk investments on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary. While we have some investments in prime money market funds, these are classified as cash and cash equivalents; however, we continually monitor the need for reclassification under the updated SEC requirements for money market funds, and the potential that the shares of such funds could have a net asset value of less than one dollar. We also utilize cash pooling arrangements to facilitate the access to cash across our geographies.
Working Capital
We actively manage working capital through inventory management as well as management of accounts payable and accounts receivable to ensure we are able to meet short-term obligations and we are effectively using assets to increase profitability.

Borrowings
During 2019, we repaid our EUR 500 million variable rate notes, $500 million 1.90% notes, and $500 million 1.45% notes upon their respective maturities throughout the year. Notional amounts are presented in USD based on the applicable exchange rate as of December 31, 2019. Refer to Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Debt" for details regarding the $500 million and $400 million cross currency swaps on our $500 million 2.25% senior notes due 2020 and on a portion of our $1.0 billion 2.1% senior notes due 2021, respectively, which economically converted these notes to EUR denominated.

The impact of the reclassification of long-term finance leases to long-term debt is included in the "other" column in the table above. See Part II—Item 8 Financial Statements and Supplementary Data, Note 2, "New Accounting Pronouncements" for further details.
Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on our revolving credit facility if the need arises. As of December 31, 2019 and December 31, 2018, we had $1.5 billion available to draw under our $1.5 billion revolving credit facility, which we extended the maturity date in the current year to July 7, 2024, as there were no outstanding revolving credit facility or commercial paper borrowings. In addition, we intend to further utilize our cross-border, cross-currency cash pool for liquidity as needed. We also have JPY, CAD, GBP and USD overdraft facilities as well as an additional JPY line of credit across several banks should we need additional short-term liquidity.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include customary events of default and specified representations, warranties and covenants, as well as covenants that restrict our ability to incur certain additional priority indebtedness (certain thresholds of secured consolidated net tangible assets), certain leverage threshold percentages, create or permit liens on assets, and restrictions on mergers, acquisitions, and certain types of sale lease-back transactions. Additionally, under the $1.5 billion revolving credit facility, the maximum leverage ratio as of December 31, 2019 is 4.25x net debt to EBITDA, with a decline to 4.00x net debt to EBITDA as of the last day of the fiscal quarter ending December 31, 2020. As of December 31, 2019 and December 31, 2018, we were in compliance with all of these restrictions, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of December 31, 2019 rank pari-passu.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Debt" for a complete discussion and presentation of all borrowings and available sources of borrowing, including lines of credit.
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
Foreign Exchange
Foreign exchange risk is inherent in our operations primarily due to the significant operating results that are denominated in currencies other than USD. Our approach is to reduce the volatility of cash flows and reported earnings which result from currency fluctuations rather than business related factors. Therefore, we closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to foreign currency fluctuations. Our financial risk management policy is intended to offset a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. See Part II—Item 8 Financial Statements and Supplementary Data, Note 16, "Derivative Instruments and Hedging Activities" for additional information on our financial risk management strategies.
Our consolidated financial statements are presented in USD, which is our reporting currency. Assets and liabilities recorded in foreign currencies that are the functional currencies for the respective operations are translated at the prevailing exchange rate at the balance sheet date. Translation adjustments resulting from this process are reported as a separate component of other comprehensive income. Revenue and expenses are translated at the average exchange rates during the respective period throughout the year. Gains and losses from foreign currency transactions are included in earnings for the period. The significant exchange rates to the USD used in the preparation of our consolidated financial results for the primary foreign currencies used in our foreign operations (functional currency) are as follows:

	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
Weighted-Average Exchange Rate (1 USD equals)
Canadian dollar (CAD)	1.32	1.30	1.27
Euro (EUR)	0.89	0.84	0.88
British pound (GBP)	0.79	0.77	0.77
Czech Koruna (CZK)	22.78	21.93	23.43
Croatian Kuna (HRK)	6.60	6.32	6.59
Serbian Dinar (RSD)	104.81	99.74	112.49
Romanian Leu (RON)	4.26	4.00	4.01
Bulgarian Lev (BGN)	1.74	1.67	1.72
Hungarian Forint (HUF)	292.42	267.65	276.49

	As of
	December 31, 2019	December 31, 2018
Closing Exchange Rate (1 USD equals)
Canadian dollar (CAD)	1.30	1.36
Euro (EUR)	0.89	0.87
British pound (GBP)	0.75	0.78
Czech Koruna (CZK)	22.70	22.43
Croatian Kuna (HRK)	6.63	6.46
Serbian Dinar (RSD)	104.93	103.20
Romanian Leu (RON)	4.27	4.06
Bulgarian Lev (BGN)	1.74	1.71
Hungarian Forint (HUF)	295.21	279.94
The weighted-average exchange rates in the above table have been calculated based on the average of the foreign exchange rates during the relevant period and have been weighted according to the foreign denominated earnings from operations of the USD equivalent. If foreign currencies in the countries in which we operate devalue significantly in future periods, most significantly the CAD, GBP and other European operating currencies included in the above table, then the impact on USD reported earnings may be material.

Capital Expenditures
In 2019, we incurred $593.0 million, and have paid $593.8 million, for capital improvement projects worldwide, excluding capital spending by equity method joint ventures, representing an approximate 8% decrease versus 2018 capital expenditures incurred of $643.2 million. This decrease is primarily due to cycling higher investments in 2018 versus 2019 associated with the U.S. bottle furnace rebuild as well as lower spend to drive cost savings related to our 2017 to 2019 cost savings program as the timing of spend associated with this program was more heavily weighted towards the first two years of the three year program. Additionally, we are cycling higher investments incurred in 2018 around the construction of our new Chilliwack, British Columbia brewery, which was completed in 2019. This favorability was partially offset by higher expenditures associated with the new Longueuil, Quebec brewery, for which construction is currently underway and not expected to be completed until 2021, as well as the consolidated capital expenditures related to a new manufacturing facility in Belleville, Ontario as part of our Truss joint venture with HEXO in Canada.
We continue to focus on where and how we employ our planned capital expenditures, specifically strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.
Contractual Obligations and Commercial Commitments
Contractual Obligations
A summary of our consolidated contractual obligations as of December 31, 2019, based on foreign exchange rates as of December 31, 2019, is as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Debt obligations	$8,993.6	$897.2	$1,510.2	$1,291.3	$5,294.9
Interest payments on debt obligations	3,993.1	280.7	499.2	441.0	2,772.2
Retirement plan expenditures(1)	415.4	47.6	85.1	84.2	198.5
Operating leases	182.7	52.2	75.0	34.2	21.3
Finance leases	133.6	38.9	13.0	13.0	68.7
Other long-term obligations(2)	2,916.3	666.6	1,025.2	490.8	733.7
Total obligations	$16,634.7	$1,983.2	$3,207.7	$2,354.5	$9,089.3
See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Debt", Note 15, "Employee Retirement Plans and Postretirement Benefits," Note 16, "Derivative Instruments and Hedging Activities," Note 18, "Commitments and Contingencies" and Note 19, "Leases" for additional information.

(1)
Represents expected contributions under our defined benefit pension plans in the next twelve months and our benefit payments under postretirement benefit plans for all periods presented. The net underfunded liability as of December 31, 2019, of our defined benefit pension plans (excluding our overfunded plans) and postretirement benefit plans is $90.8 million and $672.5 million, respectively. Defined benefit pension plan contributions in future years will vary based on a number of factors, including actual plan asset returns and interest rates, and as such, have been excluded from the above table. We fund pension plans to meet the requirements set forth in applicable employee benefits laws. We may also voluntarily increase funding levels to meet financial goals. Excluding BRI and BDL, in 2020 we expect to make contributions to our defined benefit pension plans of approximately $5 million and benefit payments under our OPEB plans of approximately $43 million, based on foreign exchange rates as of December 31, 2019.

Our U.K. pension plan is subject to a statutory valuation for funding purposes every three years. The most recent valuation as of June 30, 2019 indicated that the plan does not have a funding deficit relative to the plan's statutory funding objective, and therefore, no MCBC contributions are currently required.
We have taken numerous steps to reduce our exposure to these long-term pension obligations, including the closure of the U.K. and U.S. pension plans to future earning of service credit, benefit modifications in several of our Canada plans and entering into partial buy-in and buy-out contracts for some of our plans. However, given the dependence upon the global financial markets for the financial health of our plans, the plans may continue to periodically require potentially significant amounts of cash funding.

(2)
Primarily includes non-cancelable purchase commitments as of December 31, 2019 that are enforceable and legally binding. Approximately $2.0 billion of the total other long-term obligations relate to long-term supply contracts with third parties to purchase raw material, packaging material and energy used in production. Our aggregate commitments for advertising and promotions, including sports sponsorship, total approximately $555 million. The remaining amounts relate to derivative payments, sales and marketing, distribution, information technology services, open purchase orders and other commitments. Included in other long-term obligations are $6.9 million of unrecognized tax benefits, excluding positions we would expect to settle using deferred tax assets, and $10.2 million of indemnities provided to FEMSA for which we cannot reasonably estimate the timing of future cash flows, and we have therefore included these amounts in the more than 5 years column.

Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. Guarantees of the outstanding third-party debt of our equity method investments, which are classified as current on the consolidated balance sheets, have been excluded from the contractual obligations table above. See Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Investments" and Note 18, "Commitments and Contingencies" for further discussion.
Other Commercial Commitments
Based on foreign exchange rates as of December 31, 2019, future commercial commitments are as follows:

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$60.9	$57.6	$3.2	$—	$0.1

Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. See Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" for further discussion.
Off-Balance Sheet Arrangements
Refer to Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" for discussion of off-balance sheet arrangements. As of December 31, 2019, we did not have any other material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook for 2020
On October 28, 2019, we initiated a revitalization plan designed to get Molson Coors back to consistent topline growth. The plan is designed to streamline the Company, allow us to move faster, and free up resources to invest in our brands and capabilities. The components of the revitalization plan include investing in our iconic brands, aggressively growing our above premium business - in beer and flavored beverages, growing beyond beer, strengthening our capabilities and streamlining our company.

We believe our core brands have the power to recruit new legal-age drinkers, which is why investing in our core brands is a key part of the revitalization plan. In the fourth quarter of 2019, we released new creative pieces in the Coors Light “Made to Chill” campaign and the Miller Lite “It’s Miller Time” campaign in the U.S., and we have already unveiled additional spots in 2020. In above premium, volume and net sales revenue improved for the full year 2019 and accelerated in the fourth quarter. We intend to support this acceleration by providing more fuel to our fastest growing brands and new innovations in the above premium space. We recently launched a new creative for Peroni in the U.S. that we believe presents an opportunity for continued success in 2020. We have also recently launched two new innovations in the U.S. with Blue Moon LightSky and Saint Archer Gold. LightSky is a low calorie, low carb beer brewed with tangerine peel that pushes the Blue Moon brand into incremental occasions and consumers. Saint Archer Gold is a premium light lager that we introduced to consumers with a broad media campaign that kicked off in early February 2020 and showcases how the brand is a better tasting light beer than other competitors. Additionally, in January 2020, we agreed to acquire Atwater Brewery, a regional craft brewer in Michigan. It fills a geographic void, gives us distilled spirits capability and we anticipate it will help position our craft portfolio to continue outperforming the broader craft market. We plan to invest more in flavored malt beverages and white spaces that differentiate us and allow us to reach more consumers. Building on our 2019 successes, we expect to continue to invest behind Cape Line sparkling cocktails in the U.S. and plan to expand La Colombe hard coffee to additional markets. In Canada, we intend to continue to invest in Mad Jack - a popular flavored malt beverage. In March 2020, we plan to also launch Vizzy, a hard seltzer that offers differentiated ingredients, in the U.S. which we expect will help it carve out a meaningful space in the hard seltzer category. Lastly, we intend to expand beyond the beer aisle altogether. In November 2019, we announced an investment in and partnership with L.A. Libations, an incubator of "better-for-you" non-alcoholic beverages. We intend to be selective about where we compete, always looking to leverage our unique strengths. Additionally, we are taking a definitive step into the wine category with the expected national launch of Movo wine spritzers in March 2020.

The organizational restructuring is well under way and we are making progress toward our goal of improving efficiency and unlocking an additional $150 million in annual savings, bringing our total expected costs savings to $600 million over the three year cost savings program discussed below. Effective January 2020, we have simplified our structure from four business units and a corporate center to two streamlined business units - North America and Europe. In North America our new organizational design is now in place. All teams have been selected and people are transitioning to new office locations. In Europe, we have announced all senior leadership changes and anticipate the organization will be complete by the end of March 2020. As part of our updated structure, we have a new data and analytics team and are expanding and developing new commercial and operational capabilities, which we believe will make us smarter and more efficient. The resulting financial reporting changes of this new operating structure will be reflected in our first quarter 2020 results. We continue to estimate the cost of all of these changes will result in total one-time cash and non-cash charges in the range of approximately $120 million to $180 million. We expect the majority of these charges will be cash charges which we began recognizing in the fourth quarter of 2019, and will be further spread through the balance of fiscal years 2020 and 2021. We recognized approximately $43 million as special items within our consolidated statements of operations during the fourth quarter of 2019 related to our revitalization plan. We currently expect to record the remainder of these costs as special items within our consolidated statements of operations.
Cost Savings
Our next generation cost savings program, which began in 2020 and includes the anticipated benefits of the revitalization plan, is currently expected to deliver approximately $600 million over the three year program term through 2022 and is focused around many of the same functions of the business as the 2017 to 2019 program. We plan to reinvest these additional cost savings behind our brands and other capability building.
Capital Expenditures
We currently expect to incur total capital expenditures of approximately $700 million in 2020, based on foreign exchange rates as of December 31, 2019, including capital expenditures associated with the construction of our new Longueuil, Quebec brewery and increased investment to modernize our Golden, Colorado brewery, excluding capital spending by equity method joint ventures.
Interest
We anticipate 2020 consolidated net interest expense of approximately $280 million, based on foreign exchange and interest rates as of December 31, 2019.
Tax
We expect our effective tax rate to be in the range of 20 to 24 percent for 2020 and beyond, which remains subject to additional definitive guidance and finalized regulations from the U.S. government regarding the implementation of the 2017 Tax Act.
Deleverage & Dividends
We currently intend to maintain our investment grade debt rating and we are committed to further deleverage in 2020 in accordance with our plans. We have suspended our share repurchase program as we continue to pay down debt which we plan to revisit as we further deleverage. Our most recent quarterly dividend was declared and paid at $0.57 per share, which when annualized, is consistent with our ongoing target dividend payout ratio of 20% to 25% of trailing annual EBITDA, which we currently intend to maintain in the future.
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
Pension and Other Postretirement Benefits
Our defined benefit pension plans cover certain current and former employees in the U.S., Canada, the U.K. and Japan. Benefit accruals for the majority of employees in our U.S. and U.K. plans have been frozen and the plans are closed to new entrants. In the U.S., we also participate in, and make contributions to, multi-employer pension plans. Our OPEB plans provide medical benefits for retirees and their eligible dependents as well as life insurance and, in some cases, dental and vision coverage, for certain retirees in Canada, the U.S., Corporate, and Europe. The U.S., Canada and U.K. defined benefit pension plans are primarily funded, but the Japan plan and all OPEB plans are unfunded. We also offer defined contribution plans in each of our segments.
Accounting for pension and OPEB plans requires that we make assumptions that involve considerable judgment which are significant inputs in the actuarial models that measure our net pension and OPEB obligations and ultimately impact our earnings. These include the discount rate, long-term expected rate of return on assets, compensation trends, inflation considerations, health care cost trends and other assumptions, as well as determining the fair value of assets in our funded plans. Specifically, the discount rates, as well as the expected rates of return on assets and plan asset fair value determination, are important assumptions used in determining the plans' funded status and annual net periodic pension and OPEB costs. We evaluate these critical assumptions at least annually on a plan and country-specific basis. We also, with the help of actuaries, periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our net pension and postretirement benefit obligations and related expense.
Discount Rates
The assumed discount rates are used to present-value future benefit obligations based on each plan's respective estimated duration. Our pension and postretirement discount rates are based on our annual evaluation of high quality corporate bonds in various markets based on appropriate indices and actuarial guidance. We believe that our discount rate assumptions are appropriate; however, significant changes in our assumptions may materially affect our pension and OPEB obligations and related expense.
As of December 31, 2019, on a weighted-average basis, the discount rates used were 2.55% for our defined benefit pension plans and 2.91% for our OPEB plans. The change from the weighted-average discount rates of 3.44% for our defined benefit pension plans and 3.92% for our postretirement plans as of December 31, 2018 is primarily the result of declining interest rates during 2019.
A 50 basis point change in our discount rate assumptions would have had the following effects on the projected benefit obligation balances as of December 31, 2019 for our pension and OPEB plans:

	Impact to projected benefit obligation as of December 31, 2019 - 50 basis points
	Decrease	Increase
	(In millions)
Projected benefit obligation - unfavorable (favorable)
Pension obligation	$370.6	$(330.0)
OPEB obligation	36.5	(34.4)
Total impact to the projected benefit obligation	$407.1	$(364.4)

Our U.K. pension plan includes benefits linked to inflation. The above sensitivity analysis does not consider the implications to inflation resulting from the above contemplated discount rate changes. This sensitivity holds all other assumptions constant.
Long-Term Expected Rates of Return on Assets
The assumed long-term expected return on assets is used to estimate the actual return that will occur on each individual funded plan's respective plan assets in the upcoming year. We determine each plan's EROA with substantial input from independent investment specialists, including our actuaries and other consultants. In developing each plan's EROA, we consider current and expected asset allocations, historical market rates as well as historical and expected returns on each plan's individual asset classes. In developing future return expectations for each of our plan's assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads. The calculation includes inputs for interest, inflation, credit, and risk premium (active investment management) rates and fees paid to service providers. Based on the above factors and expected asset allocations, we have assumed, on a weighted-average basis, an EROA of 3.24% for our defined benefit pension plan assets for cost recognition in 2020. This is a decrease from the weighted-average rate of 4.38% we had assumed for 2019. We believe that our EROA assumptions are appropriate; however, significant changes in our assumptions or actual returns that differ significantly from estimated returns may materially affect our net periodic pension costs.
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
A 50 basis point change in our discount rate and expected return on assets assumptions made at the beginning of 2019 would have had the following effects on 2019 net periodic pension and postretirement benefit costs:

	Impact to 2019 pension and postretirement benefit costs - 50 basis points (unfavorable) favorable
	Decrease	Increase
	(In millions)
Description of pension and postretirement plan sensitivity item
Expected return on pension plan assets	$(23.9)	$23.9
Discount rate on pension plans	$1.4	$(6.1)
Discount rate on postretirement plans	$(2.0)	$1.9
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
Equity assets are diversified between domestic and other international investments. Relative allocations reflect the demographics of the respective plan participants. See Part II—Item 8 Financial Statements and Supplementary Data, Note 15, "Employee Retirement Plans and Postretirement Benefits" for a comparison of target asset allocation percentages to actual asset allocations as of December 31, 2019.
Other Considerations
Our net periodic pension and postretirement benefit costs are also influenced by the potential amortization (or non-amortization) from accumulated other comprehensive income (loss) of deferred gains and losses, which occur when actual experience differs from estimates. We employ the corridor approach for determining each plan's amortization. This approach defines the “corridor” as the greater of 10% of the PBO or 10% of the market-related value of plan assets (as discussed above)

and requires amortization of the excess net gain or loss that exceeds the corridor over the average remaining service periods of active plan participants. For our closed plans or plans that are primarily inactive, the average remaining life expectancy of all plan participants (including retirees) is used. If our actuarial losses significantly exceed this corridor in the future, significant incremental pension and postretirement costs could result. As of year-end 2019, the deferred losses of several of our Canadian plans, as well as those in our U.K. plan, and the deferred gains of our U.S. plan, exceeded the 10% corridor.
The assumed health care cost trend rates represent the rates at which health care costs are assumed to increase and are based on actuarial input and consideration of historical and expected experience. We use these trends as a significant assumption in determining our postretirement benefit obligation and related costs. Changes in our projections of future health care costs due to general economic conditions and those specific to health care will impact this trend rate. An increase in the trend rate would increase our obligation and expense of our postretirement health care plan. We believe that our health care cost trend rate assumptions are appropriate; however, significant changes in our assumptions may materially affect our postretirement benefit obligations and related costs. As of December 31, 2019, the health care trend rates used were ranging ratably from 6.25% in 2020 to 3.57% in 2040, consistent with our health care trend rates ranging ratably from 6.5% in 2019 to 4.5% in 2037 used as of December 31, 2018. See Part II—Item 8 Financial Statements and Supplementary Data, Note 15, "Employee Retirement Plans and Postretirement Benefits" for further information.
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
See Part I—Item 3 Legal Proceedings and Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" for a discussion of our contingencies, environmental and litigation reserves as of December 31, 2019.
Goodwill and Intangible Asset Valuation
Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. As of the date of completion of our 2019 impairment testing, the operations in each of the specific regions within our U.S., Canada, Europe and International segments are components based on the availability of discrete financial information and the regular review by segment management. Therefore, the components within each respective segment must be evaluated for aggregation to determine if the components have similar economic characteristics. As a result, in certain cases, we have aggregated components, within an operating segment, into one reporting unit if the specific aggregation criteria under U.S. GAAP is met. Specifically, we have concluded that the components within the U.S., Canada and Europe segment each meet the criteria as having similar economic characteristics and therefore have aggregated these components into the U.S., Canada and Europe reporting units, respectively. Therefore, the U.S., Canada and Europe reporting units are consistent with our operating segments. However, for our India business, the reporting unit is one level below the International operating segment. Any change to the conclusion of our reporting units or the aggregation of components within our reporting units, including potential changes resulting from our revitalization plan, could result in a different outcome to our annual impairment test. As of the date of our annual impairment test, our significant indefinite-lived intangible assets included the Coors and Miller brand families in the U.S., the Coors Light distribution rights in Canada, and the Carling and Staropramen brands in Europe.
We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment at least annually or when an interim triggering event occurs that would indicate that impairment may have taken place. We identified a triggering event requiring an interim impairment assessment of the goodwill within our Canada and India reporting units at the end of the third quarter of 2019. Our annual impairment test of indefinite-lived intangible assets was performed as of October 1, the first day of the last fiscal quarter. We evaluate our other definite-lived intangible assets for impairment when evidence exists that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in such impairment evaluations.
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
We use a combination of discounted cash flow analyses and market approaches to determine the fair value of each of our reporting units, and an excess earnings approach to determine the fair values of our Coors and Miller brand families in the U.S., the Staropramen brand in Europe, and the Coors Light distribution rights in Canada. We utilized a qualitative assessment of the Carling brand in Europe and water rights in the U.S., in order to determine whether the fair value of those indefinite-lived intangible assets was in excess of its carrying value. The decision to utilize a qualitative assessment in the current year for the Carling brand was the result of taking several factors into consideration, including the excess of the brand's fair value over its carrying value in the most recent quantitative impairment analysis. Our discounted cash flow projections include assumptions for growth rates for sales, costs and profits, which are based on various long-range financial and operational plans of each reporting unit or each indefinite-lived intangible asset. Additionally, discount rates used in our goodwill analysis are based on weighted-average cost of capital, driven by the prevailing interest rates in geographies where these businesses operate, as well as the credit ratings, financing abilities and opportunities of each reporting unit, among other factors. Discount rates for the indefinite-lived intangible analysis by brand largely reflect the rates supporting the overall reporting unit valuation but may differ slightly to adjust for country or market specific risk associated with a particular brand. Our market-based valuations utilize earnings multiples of comparable public companies, which are reflective of the market in which each respective reporting unit operates, and recent comparable market transactions.
Changes in the factors used in our fair value estimates, including declines in industry or company-specific beer volume sales, margin erosion, termination of brewing and/or distribution agreements with other brewers, and discount rates used, could have a significant impact on the fair values of the reporting units and indefinite-lived intangible assets.
Interim Impairment Assessment
We identified a triggering event requiring an interim impairment assessment of the goodwill within our Canada reporting unit at the end of the third quarter of 2019, which resulted in a goodwill impairment loss of $668.3 million. The goodwill impairment trigger was the result of continued challenges and steepening declines within the Canadian beer industry reflected in the prolonged weakened performance of the Canada reporting unit through the third quarter of 2019. These performance headwinds have been countered, in part, by the benefit of the recent interest rate environment, which resulted in a decrease in the risk-free rate included in our current year discount rate calculations. Specifically, the discount rate used in developing our interim fair value estimate for the Canada reporting unit was 8.50%, as compared to 9.25% used as of the October 1, 2018 annual testing date. However, the performance declines and increased challenges within the beer industry in Canada, coupled with significant increases in cost inflation, volume deleverage, and resulting margin erosion, has had a material adverse impact on the expected future cash flows utilized in the valuation approaches for the Canada reporting unit, such that it was determined that the fair value of the reporting unit was more likely than not reduced below its carrying amount during the third quarter. As a result of this triggering event, we performed an interim quantitative analysis, using a combination of discounted cash flow analyses and market-based approaches, consistent with our annual impairment testing, in which it was determined that the carrying value of the Canada reporting unit exceeded its fair value by $668.3 million.
We also evaluated the indefinite-lived and definite-lived intangible assets within our Canada reporting unit, prior to recording the goodwill impairment, and concluded that no impairments were required; however, the Coors Light distribution agreement indefinite-lived intangible asset is considered to be at risk of future impairment as further discussed below.
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
Annual Impairment Assessment
We completed our required annual goodwill and indefinite-lived intangible asset impairment testing as of October 1, 2019, the first day of our fourth quarter, and concluded there were no additional impairments of goodwill within any of our reporting units. Further, there were no impairments of our other indefinite-lived intangible assets as a result of the annual review process.

Reporting Units and Goodwill
The fair value of the U.S., Europe and Canada reporting units were estimated at approximately 17%, 12% and 0% in excess of carrying value, respectively, as of the October 1, 2019 testing date. In the current year testing, it was determined that the fair value of the U.S. and Canada reporting units declined during the year, while there was a slight increase in the fair value of the Europe reporting unit versus the prior year. As a result of our testing, the Europe and Canada reporting units continue to be considered at risk of impairment. The decline in fair value of the U.S. and Canada reporting units in the current year is largely due to weakening of the overall North American beer market in the current year, which adversely impacted the results of our impairment testing. These challenges were partially offset by the benefits to our discount rate as a result of the recent interest rate environment. In the U.S. reporting unit, industry driven declines negatively impacted brand volumes as compared to the prior year; however these headwinds were partially offset by continued investment behind above premium brands and innovation benefiting management's forward-looking plans. In the Europe reporting unit, while weather and tourism-related headwinds had an adverse impact on current year brand volumes, forward-looking plans continue to focus on management's premiumization agenda, which is positively impacting the forecasted future cash flows of the reporting unit. Following the interim goodwill impairment charge recorded during the third quarter within the Canada reporting unit, the fair value of the Canada reporting unit was reduced to its carrying value. No further deterioration in value was identified in the fourth quarter testing, and therefore, the fair value of the Canada reporting unit goodwill equals its carrying value as of the October 1, 2019 testing date. As a result of the interim goodwill impairment charge within the India reporting unit, the goodwill balance was reduced to zero and is no longer subject to evaluation for impairment on a go-forward basis.
Although the fair value of each of our reporting units was determined to be either equal to or in excess of its respective carrying value as of the October 1, 2019, testing date, the fair value determinations are sensitive to further unfavorable changes in forecasted cash flows, macroeconomic conditions, market multiples or discount rates that could negatively impact future analyses. The key assumptions used to derive the estimated fair values of our reporting units represent Level 3 measurements.
Indefinite-Lived Intangible Assets
The Coors and Miller indefinite-lived brands in the U.S. continue to be sufficiently in excess of their respective carrying values as of the annual testing date.
The fair value of the indefinite-lived Coors Light brand distribution rights in Canada is considered to be at risk of future impairment with a fair value estimated at approximately 11% in excess of its carrying value as of the annual testing date. The fair value decline of the Coors Light brand distribution rights versus the prior year was a result of continued volume declines through 2019. The performance deterioration in the current year follows the goodwill impairment charge that was taken in the third quarter of 2019 that resulted from prolonged Canada beer industry declines.
The fair values of our indefinite-lived intangible assets in Europe, including the Staropramen and Carling brands, continue to be sufficiently in excess of their respective carrying values as of the annual testing date.
We utilized Level 3 fair value measurements in our impairment analysis of certain indefinite-lived intangible brand assets, including the Coors and Miller brands in the U.S., the Coors Light distribution rights in Canada, and the Staropramen brand in Europe, which utilizes an excess earnings approach to determine the fair values of these assets as of the testing date. The future cash flows used in the analysis are based on internal cash flow projections based on our long range plans and include significant assumptions by management as noted below. Separately, we performed qualitative assessments of certain indefinite-lived intangible assets, including the Carling brand in Europe and water rights in the U.S., to determine whether it was more likely than not that the fair values of these assets were greater than their respective carrying amounts. Based on the qualitative assessments, we determined that a full quantitative analysis was not necessary.
Key Assumptions
As of the date of our annual impairment test, performed as of October 1, the Europe and Canada reporting unit goodwill balances are at risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including prolonged weakening of economic conditions, or significant unfavorable changes in tax, environmental or other regulations, including interpretations thereof), terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flow analyses. For testing purposes of our reporting units, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections used for our Canada reporting unit testing reflect continued challenges within the beer industry in Canada adversely impacting the projected cash flows of the business. Current projections used for our Europe reporting unit incorporate volume and revenue growth driven by management's premiumization agenda, slightly off-set by adverse impacts to cash flows in the current year generated by underperformance of brand volumes driven by external factors such as weather and tourism-related activity. Challenges in both Canada and Europe were partially offset by the benefits to our discount rate as a result of the recent interest rate environment.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units and indefinite-lived intangible assets may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in sales volume and increase in costs that could significantly impact our immediate and long-range results, a decrease in sales volume driven by a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long-term volume trends, a continuation of the trend away from core brands in certain of our markets, especially in markets where our core brands represent a significant portion of the market, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) adverse changes in macroeconomic conditions or an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a recession), (iii) volatility in the equity and debt markets or other country specific factors which could result in a higher weighted-average cost of capital, (iv) sensitivity to market multiples; and (v) regulation limiting or banning the manufacturing, distribution or sale of alcoholic beverages.
Based on known facts and circumstances, we evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual assessment and incorporate into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses. For example, we continue to monitor the challenges within the beer industry for further weakening or additional systemic structural declines. Separately, the Ontario provincial government adopted a bill that, if enacted, could adversely impact the existing terms of the beer distribution and retail systems in the province, as further described in Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies".
In 2019, the discount rate used in developing our annual fair value estimates for the U.S., Europe and Canada reporting units was 8.50% for all reporting units, based on market-specific factors, as compared to 9.00%, 9.50% and 9.25%, respectively used as of the October 1, 2018 annual testing date. The recent interest rate environment has resulted in a decrease to the risk-free rate used in the current year discount rate calculations, which has resulted in a discount rate decrease for each of the reporting units when also taking into consideration the market or country specific risk premium for each geography in which our brands are based. The discount rates for the Coors and Miller brands in the U.S., the Staropramen brand in Europe and the Coors Light distribution rights in Canada decreased compared to the discount rates used in the prior year analysis, primarily due to the decrease in the risk-free rates included in our current year discount rate calculations, as noted above.
We identified a triggering event requiring an interim impairment assessment of the goodwill within our Canada and India reporting units at the end of the third quarter of 2019, which resulted in goodwill impairment charges during the year as noted above and within Part II—Item 8 Financial Statements and Supplementary Data, Note 10, "Goodwill and Intangible Assets". Current expectations driving our annual impairment testing as of October 1, 2019 have resulted in fair values of our reporting units either equal to or in excess of carrying values. However, if our assumptions are not realized, it is possible that further impairment charges may need to be recorded in the future. For example, a 50 basis point increase in our discount rate assumptions, which is within a reasonable range of historical discount rate fluctuations between test dates, would have had the following effects on the fair value cushion in excess of carrying value for the U.S., Europe and Canada reporting units, as well as the at risk Coors Light brand distribution right indefinite-lived intangible asset in Canada, as of the October 1, 2019 test date:

	Impact to the fair value cushion as of October 1, 2019 - 50 basis points increase
	Cushion (as reported)	Cushion (post-sensitivity)
	% of fair value in excess of carrying value
Reporting Units:
United States	17%	14%
Europe	12%	8%
Canada	—%	(3)%
Indefinite-Lived Intangible Assets:
Coors Light brand distribution rights, Canada	11%	2%
Post sensitivity, the fair values of the U.S. and Europe reporting units as well as the Coors Light brand distribution right indefinite-lived intangible asset remain in excess of their carrying values, while the fair value of the Canada reporting unit falls below its carrying value. The discount rate sensitivity holds all other assumptions and inputs constant.

Regarding definite-lived intangible assets, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. With the exception of the impairment losses related to the Grolsch brand and distribution agreement definite-lived intangible assets discussed in Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Investments" and the brand intangible asset related to our India business discussed above, no such triggering events resulting in an impairment loss were identified in 2019, 2018 or 2017. See Part II—Item 8 Financial Statements and Supplementary Data, Note 10, "Goodwill and Intangible Assets" for further discussion.
As of December 31, 2019, the carrying values of goodwill and intangible assets were approximately $7.6 billion and $13.7 billion, respectively. If actual performance results differ significantly from our projections or we experience significant fluctuations in our other assumptions, a material impairment loss may occur in the future. See Part II—Item 8 Financial Statements and Supplementary Data, Note 10, "Goodwill and Intangible Assets" for further discussion and presentation of these amounts.
Income Taxes
Income taxes are accounted for in accordance with U.S. GAAP. Judgment is required in determining our consolidated provision for income taxes. In the ordinary course of our global business, there are many transactions for which the ultimate tax outcome is uncertain. Additionally, our income tax provision is based on calculations and assumptions that are subject to examination by many different tax authorities. See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Income Tax" for further discussion on the implications of the 2017 Tax Act on our financial statements.
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
We annually distribute cash from our foreign subsidiaries’ current year earnings and record the tax impacts associated with these transactions. Any current earnings not otherwise distributed or planned to be distributed in the current year are considered permanently reinvested in our foreign operations. The aggregate of these earnings is currently a deficit for U.S. tax purposes and would not result in any material taxes, if distributed. We have no plans to dispose of foreign subsidiaries and would not expect outside basis differences in foreign subsidiaries to reverse with material tax consequences.
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
There are proposed or pending tax law changes in various jurisdictions in which we do business. For example, as discussed in Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Income Tax", since 2018, the U.S. Department of Treasury has continued to issue proposed, temporary and final regulations to implement provisions of the 2017 Tax Act. We recognize the impacts of changes in tax law upon enactment, and therefore, proposed changes in tax law, regulations and rules are not reflected within our income tax provision. As a result, such changes may, upon ultimate enactment, result in material impacts to our financial statements.

New Accounting Pronouncements
New Accounting Pronouncements Not Yet Adopted
See Part II-Item 8 Financial Statements and Supplementary Data, Note 2, "New Accounting Pronouncements" for a description of all new accounting pronouncements.
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
Interest Rate Risk
We are exposed to volatility in interest rates with regard to current and future debt offerings. Primary exposures include U.S. Department of Treasury rates, Canadian government rates and LIBOR. To mitigate this exposure as it pertains to future debt offerings and to achieve our desired fixed-to-floating rate debt profile, we may enter into interest rate swaps from time to time.
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

Details of market-risk sensitive debt, derivative and other financial instruments are included in the table below. Notional amounts and fair values are presented in USD based on the applicable exchange rate as of December 31, 2019. See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Debt" and Note 16, "Derivative Instruments and Hedging Activities" for further discussion.

	Notional amounts by expected maturity date							December 31, 2019
	Year end
	2020	2021	2022	2023	2024	Thereafter	Total	Fair value Asset/ (Liability)
	(In millions)
Long-term debt:
CAD 500 million 2.75% notes due 2020	$384.9	$—	$—	$—	$—	$—	$384.9	$(388.9)
CAD 500 million 2.84% notes due 2023	$—	$—	$—	$384.9	$—	$—	$384.9	$(390.2)
CAD 500 million 3.44% notes due 2026	$—	$—	$—	$—	$—	$384.9	$384.9	$(392.0)
$500 million 2.25% notes due 2020	$500.0	$—	$—	$—	$—	$—	$500.0	$(503.2)
$1.0 billion 2.10% notes due 2021	$—	$1,000.0	$—	$—	$—	$—	$1,000.0	$(1,011.6)
$500 million 3.5% notes due 2022	$—	$—	$500.0	$—	$—	$—	$500.0	$(517.4)
$2.0 billion 3.0% notes due 2026	$—	$—	$—	$—	$—	$2,000.0	$2,000.0	$(2,056.2)
$1.1 billion 5.0% notes due 2042	$—	$—	$—	$—	$—	$1,100.0	$1,100.0	$(1,201.9)
$1.8 billion 4.2% notes due 2046	$—	$—	$—	$—	$—	$1,800.0	$1,800.0	$(1,835.5)
EUR 800 million 1.25% notes due 2024	$—	$—	$—	$—	$897.0	$—	$897.0	$(927.8)
Foreign currency management:
Forwards	$140.4	$78.6	$18.9	$—	$—	$—	$237.9	$2.1
Cross currency swaps	$500.0	$400.0	$—	$—	$—	$—	$900.0	$10.0
Interest rate management:
Forward starting interest rate swaps	$—	$250.0	$250.0	$—	$—	$1,000.0	$1,500.0	$(111.5)
Commodity pricing management:
Swaps	$391.2	$180.1	$27.1	$—	$—	$—	$598.4	$(41.2)
Options	$18.4	$—	$—	$—	$—	$—	$18.4	$—
We hold warrants providing us with the ability to purchase 11.5 million common shares of HEXO, our Truss joint venture partner, at a strike price of CAD 6.00 per share, which expire on October 4, 2021. The fair value of our warrant asset at December 31, 2019 was $2.7 million.
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

The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolio, with the exception of interest rate risk to our forward starting interest rate swaps in which we have applied an absolute 1% adverse change to the respective instrument's interest rate:

	As of
	December 31, 2019	December 31, 2018
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(25.8)	$(35.1)
Foreign currency denominated debt	$(194.2)	$(249.3)
Cross currency swaps	$(89.2)	$(43.3)
Interest rate risk:
Debt	$(255.4)	$(302.1)
Forward starting interest rate swaps	$(150.4)	$(126.2)
Commodity price risk:
Commodity swaps	$(52.9)	$(77.5)
Commodity options	$—	$—
Equity price risk:
Warrants	$(0.6)	$(2.8)
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ materially from the results presented in the table above.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT
The preparation, integrity and objectivity of the financial statements and all other financial information included in this annual report are the responsibility of the management of Molson Coors Beverage Company. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States, applying estimates based on management's best judgment where necessary. Management believes that all material uncertainties have been appropriately accounted for and disclosed.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework and criteria established in Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management concluded that, as of December 31, 2019, the Company's internal control over financial reporting was effective.
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

/s/ GAVIN D.K. HATTERSLEY	/s/ TRACEY I. JOUBERT
Gavin D.K. Hattersley	Tracey I. Joubert
President & Chief Executive Officer	Chief Financial Officer
Molson Coors Beverage Company	Molson Coors Beverage Company
February 12, 2020	February 12, 2020

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Molson Coors Beverage Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Molson Coors Beverage Company and its subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and noncontrolling interests and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 appearing under Item 15(c) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessments for the Europe and Canada Reporting Units

As described in Notes 1 and 10 to the consolidated financial statements, the Company’s balance related to goodwill in the Europe and Canada reporting units as of December 31, 2019 is $1,484.8 million and $218.1 million, respectively. The carrying value of goodwill is evaluated for impairment at the reporting unit level at least annually or when an interim triggering event occurs that would indicate that impairment may have taken place. The Company’s annual impairment tests are performed as of the first day of the fiscal fourth quarter; however management identified a triggering event requiring an interim impairment assessment of the goodwill within the Canada reporting unit at the end of the third quarter of 2019, which resulted in a goodwill impairment loss of $668.3 million. As disclosed by management, a combination of discounted cash flow analyses and market approaches are used to determine the fair value of each reporting unit. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of management’s reporting units may include such items as (i) a decrease in expected future cash flows, specifically, a decrease in sales volume and increase in costs that could significantly impact management’s immediate and long-range results, (ii) prolonged weakening of economic conditions, or (iii) significant unfavorable changes in tax, environmental or other regulations, including interpretations thereof, terminal growth rates, market multiples and / or weighted average cost of capital utilized in the discounted cash flow analyses.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments for the Europe and Canada reporting units is a critical audit matter are as follows. There was significant judgment by management when developing the fair value measurements. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing our procedures to evaluate the fair value estimates of the goodwill and the significant assumptions, including the revenue growth rates and terminal growth rate for the Europe reporting unit and the discount rate, revenue growth rates, market multiples and terminal growth rate for the Canada reporting unit. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments for the Europe and Canada reporting units, including controls over the valuation. These procedures also included, among others (i) testing management’s process for determining the fair value of goodwill for the Europe and Canada reporting units, (ii) evaluating the appropriateness of the discounted cash flow analyses and market approaches, (iii) testing the completeness, accuracy, and relevance of underlying data used in the discounted cash flow analyses and market approaches, and (iv) evaluating the significant assumptions used by management including the revenue growth rates and terminal growth rate for the Europe reporting unit and the discount rate, revenue growth rates, market multiples and terminal growth rate for the Canada reporting unit. Evaluating the assumptions related to revenue growth rates involved evaluating whether the assumptions used were reasonable considering (i) the Company’s current and past performance, (ii) the consistency with third party industry and economic data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s discounted cash flow analyses and market approaches and the reasonableness of certain significant assumptions, including the terminal growth rate for the Europe reporting unit and the discount rate, market multiples and terminal growth rate for the Canada reporting unit.

Indefinite-Lived Intangible Asset Impairment Assessment for the Coors Light Brand Distribution Rights (Canada)

As described in Notes 1 and 10 to the consolidated financial statements, the Company’s balance related to indefinite-lived intangible assets of distribution networks as of December 31, 2019 is $778.8 million, inclusive of the Coors Light brand distribution rights in Canada. The carrying value of the indefinite-lived intangible asset is evaluated for impairment at least annually or when an interim triggering event occurs that would indicate that impairment may have taken place. The Company’s annual impairment test is performed as of the first day of the fiscal fourth quarter. As disclosed by management, an excess earnings approach is used to determine the fair value of the indefinite-lived intangible asset. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of management’s indefinite-lived intangible may include items such as (i) a decrease in expected future cash flows, specifically, a decrease in sales volume and increase in costs that could significantly impact management’s immediate and long-range results, (ii) prolonged weakening of economic conditions, or (iii) significant unfavorable changes in tax, environmental or other regulations, including interpretations thereof, terminal growth rates, and / or weighted average cost of capital utilized in the discounted cash flow analyses.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible asset impairment assessment for the Coors Light brand distribution rights in Canada is a critical audit matter are as follows. There was significant judgment by management when developing the fair value measurement. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing our procedures to evaluate the fair value estimate of the indefinite-lived intangible asset and the significant assumptions, including the discount rate and terminal growth rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessment for the Coors Light brand distribution rights in Canada, including controls over the valuation. These procedures also included, among others, (i) testing management’s process for determining the fair value of the Coors Light brand distribution rights in Canada indefinite-lived intangible asset, (ii) evaluating the appropriateness of the excess earnings approach, (iii) testing the completeness, accuracy, and relevance of underlying data used in the excess earnings approach, and (iv) evaluating the significant assumptions used by management, including the discount rate and terminal growth rate. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s excess earnings approach and the reasonableness of certain significant assumptions, including the discount rate and terminal growth rate.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
February 12, 2020

We have served as the Company's auditor since 1974.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Years Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Sales	$13,009.1	$13,338.0	$13,471.5
Excise taxes	(2,429.7)	(2,568.4)	(2,468.7)
Net sales	10,579.4	10,769.6	11,002.8
Cost of goods sold	(6,378.2)	(6,584.8)	(6,236.7)
Gross profit	4,201.2	4,184.8	4,766.1
Marketing, general and administrative expenses	(2,728.0)	(2,802.7)	(3,052.0)
Special items, net	(708.8)	249.7	(36.4)
Operating income (loss)	764.4	1,631.8	1,677.7
Other income (expense), net
Interest expense	(280.9)	(306.2)	(349.3)
Interest income	8.2	8.0	6.0
Other pension and postretirement benefits (costs), net	2.9	38.2	47.4
Other income (expense), net	(14.7)	(12.0)	1.4
Total other income (expense), net	(284.5)	(272.0)	(294.5)
Income (loss) before income taxes	479.9	1,359.8	1,383.2
Income tax benefit (expense)	(233.7)	(225.2)	204.6
Net income (loss)	246.2	1,134.6	1,587.8
Net (income) loss attributable to noncontrolling interests	(4.5)	(18.1)	(22.2)
Net income (loss) attributable to Molson Coors Beverage Company	$241.7	$1,116.5	$1,565.6

Net income (loss) attributable to Molson Coors Beverage Company per share:
Basic	$1.12	$5.17	$7.27
Diluted	$1.11	$5.15	$7.23

Weighted-average shares outstanding:
Basic	216.6	216.0	215.4
Dilutive effect of share-based awards	0.3	0.6	1.1
Diluted	216.9	216.6	216.5

Anti-dilutive securities excluded from computation of diluted EPS	1.3	0.8	0.3
See notes to consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)

	For the Years Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Net income (loss) including noncontrolling interests	$246.2	$1,134.6	$1,587.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	177.6	(359.0)	570.7
Reclassification of cumulative translation adjustment to income	—	6.0	—
Unrealized gain (loss) on derivative instruments	(84.2)	10.9	(17.4)
Reclassification of derivative (gain) loss to income	0.5	2.5	1.3
Pension and other postretirement benefit adjustments	(39.8)	43.5	145.7
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income and settlement	19.7	4.9	3.6
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	(10.6)	(0.8)	10.4
Total other comprehensive income (loss), net of tax	63.2	(292.0)	714.3
Comprehensive income (loss)	309.4	842.6	2,302.1
Comprehensive (income) loss attributable to noncontrolling interests	(5.1)	(16.1)	(24.7)
Comprehensive income (loss) attributable to Molson Coors Beverage Company	$304.3	$826.5	$2,277.4
See notes to consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (IN MILLIONS)

	As of
	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$523.4	$1,057.9
Accounts and other receivables:
Trade, less allowance for doubtful accounts of $12.1 and $14.5, respectively	705.9	736.0
Affiliate receivables	8.9	8.4
Other receivables, less allowance for doubtful accounts of $0.1 and $0.2, respectively	105.5	126.6
Inventories, less allowance for obsolete inventories of $10.8 and $16.2, respectively	615.9	591.8
Other current assets, net	224.8	245.6
Total current assets	2,184.4	2,766.3
Properties, less accumulated depreciation of $3,004.6 and $2,558.8, respectively	4,546.5	4,608.3
Goodwill	7,631.4	8,260.8
Other intangibles, less accumulated amortization of $995.1 and $810.3, respectively	13,656.0	13,776.4
Other assets	841.5	698.0
Total assets	$28,859.8	$30,109.8
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities (includes affiliate payables of $0.0 and $0.1, respectively)	$2,767.3	$2,706.4
Current portion of long-term debt and short-term borrowings	928.2	1,594.5
Total current liabilities	3,695.5	4,300.9
Long-term debt	8,109.5	8,893.8
Pension and postretirement benefits	716.6	726.6
Deferred tax liabilities	2,258.6	2,128.9
Other liabilities	406.5	323.8
Total liabilities	15,186.7	16,374.0
Commitments and contingencies (Note 18)
Molson Coors Beverage Company stockholders' equity
Capital stock:
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value per share (authorized: 500.0 shares; issued: 205.7 shares and 205.4 shares, respectively)	2.1	2.0
Class A exchangeable shares, no par value (issued and outstanding: 2.7 shares and 2.8 shares, respectively)	102.5	103.2
Class B exchangeable shares, no par value (issued and outstanding: 14.8 shares and 14.8 shares, respectively)	557.8	557.6
Paid-in capital	6,773.6	6,773.1
Retained earnings	7,617.0	7,692.9
Accumulated other comprehensive income (loss)	(1,162.2)	(1,150.0)
Class B common stock held in treasury at cost (9.5 shares and 9.5 shares, respectively)	(471.4)	(471.4)
Total Molson Coors Beverage Company stockholders' equity	13,419.4	13,507.4
Noncontrolling interests	253.7	228.4
Total equity	13,673.1	13,735.8
Total liabilities and equity	$28,859.8	$30,109.8
See notes to consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (IN MILLIONS)

	For the Years Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$246.2	$1,134.6	$1,587.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	859.0	857.5	812.8
Amortization of debt issuance costs and discounts	13.6	12.7	23.2
Share-based compensation	8.5	42.6	58.3
(Gain) loss on sale or impairment of properties and other assets, net	614.7	(8.1)	(0.4)
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	18.9	193.1	(124.3)
Income tax (benefit) expense	233.7	225.2	(204.6)
Income tax (paid) received	(57.0)	32.3	86.0
Interest expense, excluding interest amortization	272.4	304.2	338.8
Interest paid	(285.0)	(308.7)	(350.3)
Pension expense (benefit)	(10.1)	(57.2)	(67.8)
Pension contributions paid	(5.1)	(8.9)	(310.0)
Change in current assets and liabilities (net of impact of business combinations) and other:
Receivables	38.5	(38.4)	(7.2)
Inventories	(17.7)	(10.6)	21.3
Payables and other current liabilities	(53.0)	27.6	31.0
Other assets and other liabilities	19.7	(66.6)	(28.3)
Net cash provided by operating activities	1,897.3	2,331.3	1,866.3
Cash flows from investing activities:
Additions to properties	(593.8)	(651.7)	(599.6)
Proceeds from sales of properties and other assets	115.9	32.5	60.5
Other	44.6	(49.9)	0.9
Net cash used in investing activities	(433.3)	(669.1)	(538.2)

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (IN MILLIONS)

	For the Years Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	1.6	16.0	4.0
Dividends paid	(424.4)	(354.2)	(353.4)
Payments on debt and borrowings	(1,586.2)	(319.8)	(3,000.1)
Proceeds on debt and borrowings	3.0	—	1,536.0
Net proceeds from (payments on) revolving credit facilities and commercial paper	(4.7)	(374.3)	374.3
Other	3.7	23.4	(57.2)
Net cash provided by (used in) financing activities	(2,007.0)	(1,008.9)	(1,496.4)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(543.0)	653.3	(168.3)
Effect of foreign exchange rate changes on cash and cash equivalents	8.5	(14.0)	26.0
Balance at beginning of year	1,057.9	418.6	560.9
Balance at end of year	$523.4	$1,057.9	$418.6
See notes to consolidated financial statements. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for supplementary cash flow data.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS (IN MILLIONS)

		MCBC Stockholders' Equity
		Common stock		Exchangeable				Accumulated other	Common Stock held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
Balance as of December 31, 2016	$11,222.6	$—	$2.0	$108.1	$571.2	$6,635.3	$5,746.2	$(1,571.8)	$(471.4)	$203.0
Exchange of shares	—	—	—	(0.4)	(18.0)	18.4	—	—	—	—
Shares issued under equity compensation plan	(22.9)	—	—	—	—	(22.9)	—	—	—	—
Amortization of share-based compensation	57.3	—	—	—	—	57.3	—	—	—	—
Acquisition of business and purchase of noncontrolling interest	1.8	—	—	—	—	0.4	—	—	—	1.4
Net income (loss) including noncontrolling interests	1,587.8	—	—	—	—	—	1,565.6	—	—	22.2
Other comprehensive income (loss), net of tax	714.3	—	—	—	—	—	—	711.8	—	2.5
Distributions and dividends to noncontrolling interests	(20.2)	—	—	—	—	—	—	—	—	(20.2)
Dividends declared and paid - $1.64 per share	(353.4)	—	—	—	—	—	(353.4)	—	—	—
Balance as of December 31, 2017	$13,187.3	$—	$2.0	$107.7	$553.2	$6,688.5	$6,958.4	$(860.0)	$(471.4)	$208.9
Exchange of shares	—	—	—	(4.5)	4.4	0.1	—	—	—	—
Shares issued under equity compensation plan	2.8	—	—	—	—	2.8	—	—	—	—
Amortization of share-based compensation	42.2	—	—	—	—	42.2	—	—	—	—
Formation of consolidated joint venture	44.3	—	—	—	—	39.4	—	—	—	4.9
Purchase of noncontrolling interest	(0.2)	—	—	—	—	0.1	—	—	—	(0.3)
Net income (loss) including noncontrolling interests	1,134.6	—	—	—	—	—	1,116.5	—	—	18.1

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS (Continued) (IN MILLIONS)

		MCBC Stockholders' Equity
		Common stock		Exchangeable				Accumulated other	Common Stock held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
Other comprehensive income (loss), net of tax	(292.0)	—	—	—	—	—	—	(290.0)	—	(2.0)
Adoption of revenue recognition accounting standard	(27.8)	—	—	—	—	—	(27.8)	—	—	—
Contributions from noncontrolling interests	21.6	—	—	—	—	—	—	—	—	21.6
Distributions and dividends to noncontrolling interests	(22.8)	—	—	—	—	—	—	—	—	(22.8)
Dividends declared and paid - $1.64 per share	(354.2)	—	—	—	—	—	(354.2)	—	—	—
Balance as of December 31, 2018	$13,735.8	$—	$2.0	$103.2	$557.6	$6,773.1	$7,692.9	$(1,150.0)	$(471.4)	$228.4
Exchange of shares	—	—	—	(0.7)	0.2	0.5	—	—	—	—
Shares issued under equity compensation plan	(8.3)	—	0.1	—	—	(8.4)	—	—	—	—
Amortization of share-based compensation	8.3	—	—	—	—	8.3	—	—	—	—
Acquisition of business and purchase of noncontrolling interest	0.6	—	—	—	—	0.1	—	—	—	0.5
Deconsolidation of VIE	(1.7)	—	—	—	—	—	—	—	—	(1.7)
Net income (loss) including noncontrolling interests	246.2	—	—	—	—	—	241.7	—	—	4.5
Other comprehensive income (loss), net of tax	63.2	—	—	—	—	—	—	62.6	—	0.6
Adoption of lease accounting standard (Note 2)	32.0	—	—	—	—	—	32.0	—	—	—
Reclassification of stranded tax effects (Note 2)	—	—	—	—	—	—	74.8	(74.8)	—	—
Contributions from noncontrolling interests	34.1	—	—	—	—	—	—	—	—	34.1
Distributions and dividends to noncontrolling interests	(12.7)	—	—	—	—	—	—	—	—	(12.7)
Dividends declared and paid - $1.96 per share	(424.4)	—	—	—	—	—	(424.4)	—	—	—
Balance as of December 31, 2019	$13,673.1	$—	$2.1	$102.5	$557.8	$6,773.6	$7,617.0	$(1,162.2)	$(471.4)	$253.7
See notes to consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Beverage Company ("MCBC" or the "Company")(formerly known as Molson Coors Brewing Company), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments and Corporate. At December 31, 2019, our reporting segments included: MillerCoors LLC ("MillerCoors" or U.S. segment), operating in the U.S.; Molson Coors Canada ("MCC" or Canada segment), operating in Canada; Molson Coors Europe (Europe segment), operating in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the U.K. and various other European countries; and Molson Coors International ("MCI" or International segment), operating in various other countries. As further discussed below, in January 2020, we changed our management structure to two business units, our North America and Europe businesses. Accordingly, the segment reporting implications will not be reflected until the first quarter of 2020.
Unless otherwise indicated, comparisons are to comparable prior periods, and 2019, 2018 and 2017 refers to the 12 months ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively.
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
Certain amounts within our consolidated statement of comprehensive income (loss) for the year ended December 31, 2017 have been adjusted to reflect presentational reclassifications. See Note 14, "Accumulated Other Comprehensive Income (Loss)" for further details.
Revitalization Plan
On October 28, 2019, we initiated a revitalization plan designed to allow us to invest across our portfolio to drive long-term, sustainable success. As part of our revitalization plan, we made the determination to establish Chicago, Illinois as our North American operational headquarters, close our existing office in Denver, Colorado and consolidate certain administrative functions into our other existing office locations. In connection with these consolidation activities, effective January 1, 2020, we changed our management structure to two business units, our North America and Europe businesses. We began to incur charges related to these restructuring activities during the fourth quarter of 2019; however, the segment financial reporting implications will not be reflected until the first quarter of 2020.
We also changed our name from Molson Coors Brewing Company to Molson Coors Beverage Company in January 2020 in order to better reflect our strategic intent to expand beyond beer and into other growth adjacencies in the beverage industry. See Note 3, "Segment Reporting," and Note 7, "Special Items" for further discussion of the impacts of this plan.
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
Revenue Recognition
We account for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018 using the modified retrospective transition approach. The adoption of this guidance in 2018 did not have a significant impact to our core revenue generating activities. However, it did result in the reclassification of certain cash payments to customers from marketing, general and administrative expenses to a reduction of revenue. This classification change resulted in a reduction of revenue and marketing, general and administrative expenses by approximately $60 million during 2018 versus 2017, which is presented under historical U.S. GAAP, primarily within our Canada segment. The adoption of this guidance also resulted in a change in the timing of recognition of certain promotional discounts and cash payments to customers, which shifted financial statement recognition primarily amongst quarters, however, the full-year impact was not significant to our financial results.
Our net sales represent the sale of beer, malt beverages and other adjacencies, net of excise tax. Sales are stated net of incentives, discounts and returns. Sales of products are for cash or otherwise agreed upon credit terms. Our payment terms vary by location and customer, however, the time period between when revenue is recognized and when payment is due is not significant. Our revenue generating activities have a single performance obligation and are recognized at the point in time when control transfers and our obligation has been fulfilled, which is when the related goods are shipped or delivered to the customer, depending upon the method of distribution and shipping terms. Where our products are sold under consignment arrangements, revenue is not recognized until control has transferred, which is when the product is sold to the end customer. Revenue is measured as the amount of consideration we expect to receive in exchange for the sale of our product. The cost of various programs, such as price promotions, rebates and coupons are treated as a reduction of sales. In certain of our markets, we make cash payments to customers such as slotting or listing fees, or payments for other marketing or promotional activities. These cash payments are recorded as a reduction of revenue unless we receive a distinct good or service as defined under ASC 606. Specifically, a good or service is considered distinct when it is separately identifiable from other promises in the contract, we receive a benefit from the good or service, and the benefit is separable from the sale of our product to the customer.
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
During the twelve months ended December 31, 2019 and December 31, 2018, adjustments to revenue from performance obligations satisfied in the prior period due to changes in estimates in variable consideration were immaterial.
Significant Financing Component and Costs to Obtain Contracts
In certain of our businesses where such practices are legally permitted, we make loans or advanced payments to retail outlets that sell our brands. For arrangements that do not span greater than one year, we apply the practical expedient available under ASC 606 and do not adjust the transaction price for the effects of a potential significant financing component. We further analyze arrangements that span greater than one year on an ongoing basis to determine whether a significant financing component exists. No such arrangements existed during the twelve months ended December 31, 2019 or December 31, 2018.
Advance payments to customers, where legally permitted, are deferred and amortized as a reduction to revenue over the expected period of benefit and tested for recoverability as appropriate. All other costs to obtain and fulfill contracts are expensed as incurred based on the nature, significance and expected benefit of these costs relative to the contract.
Contract Assets and Liabilities
We continually evaluate whether our revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets or liabilities existed as of December 31, 2019 or December 31, 2018. Separately, trade accounts receivable, including affiliate receivables, approximates receivables from contracts with customers.
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

Marketing, General and Administrative Expenses
Our marketing, general and administrative expenses include media advertising (television, radio, digital, print), tactical advertising (signs, banners, point-of-sale materials) and promotion costs on both local and national levels within our operating segments. The creative portion of our advertising activities is expensed as incurred. Production costs of advertising and promotional materials are expensed when the advertising is first run. Marketing, general and administrative expenses also include integration costs of $25.0 million, $38.8 million and $70.6 million for 2019, 2018 and 2017, respectively.
This classification also includes general and administrative costs for functions such as finance, legal, human resources and information technology, along with integration costs as noted above. These costs primarily consist of labor and outside services, as well as bad debt expense related to our allowance for doubtful accounts. Unless capitalization is allowed or required by U.S. GAAP, legal costs are expensed when incurred. These costs also include our marketing and sales organizations, including labor and other overheads. This line item additionally includes amortization costs associated with intangible assets, as well as certain depreciation costs related to non-production equipment and share-based compensation.
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
Interest Expense, net
Our interest costs are associated with borrowings to finance our operations and acquisitions. Interest earned on our cash and cash equivalents across our business is recorded as interest income. Changes in estimates (if any) to mandatorily redeemable noncontrolling interest liabilities, which are presented within accounts payable and other current liabilities on the consolidated balance sheet, are also recognized within interest expense.
We capitalize interest cost as a part of the original cost of acquiring certain fixed assets if the cost of the capital expenditure and the expected time to complete the project are considered significant.
Other Income (Expense)
Our other income (expense) classification primarily includes gains and losses associated with activities not directly related to our operations. For instance, aggregate unrealized and realized foreign exchange gains and losses resulting from remeasurement and settlement of foreign-denominated monetary assets and liabilities, as well as certain gains or losses on sales of non-operating assets and the mark-to-market activity associated with warrants are classified in this line item. These gains and losses are reported in the operating segment in which they occur; however, foreign exchange gains and losses on intercompany balances related to financing and other treasury-related activities are reported within the Corporate segment. The initial recording of foreign-denominated transactions are classified based on the nature of the transaction, with the unrealized or realized foreign exchange gains or losses resulting from the subsequent remeasurement of the monetary asset or liability, and its ultimate settlement, classified in other income (expense).

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
We annually distribute cash from our foreign subsidiaries’ current year earnings and record the tax impacts associated with these transactions. Any current earnings not otherwise distributed or planned to be distributed in the current year are considered permanently reinvested in our foreign operations. The aggregate of these earnings is currently a deficit for U.S. tax purposes and would not result in any material taxes, if distributed. We have no plans to dispose of foreign subsidiaries and would not expect outside basis differences in foreign subsidiaries to reverse with material tax consequences.
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
Other Comprehensive Income (Loss)
OCI represents income and losses for the reporting period, including the related tax impacts, which are excluded from net income (loss) and recognized directly within AOCI as a component of equity. OCI also includes amounts reclassified to income during the reporting period that were previously recognized within AOCI. Amounts remaining within AOCI are expected to be reclassified out of AOCI in the future, at which point they will be recognized within the consolidated statement of operations as a component of net income (loss). We recognize OCI related to the translation of assets and liabilities of our foreign subsidiaries which are denominated in currencies other than USD, unrealized gains and losses on the effective portion of our derivatives designated in cash flow and net investment hedging relationships, actuarial gains and losses and prior service costs related to our pension and other post-retirement benefit plans, as well as our proportionate share of our equity method investments' OCI. Additionally, when we do not have the expectation or intent to cash settle certain of our intercompany note receivable and note payable positions in the foreseeable future, the remeasurement of these instruments is recorded as a component of foreign currency translation adjustments within OCI. We release stranded tax effects from AOCI using either a specific identification approach or portfolio approach based on the nature of the underlying item.
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
Non-cash activity includes non-cash issuances of share-based awards, as well as non-cash investing activities related to movements in our guarantee of indebtedness of certain equity method investments. We also had other non-cash activities primarily related to capital expenditures incurred but not yet paid of $214.9 million, $221.0 million and $231.7 million during 2019, 2018 and 2017, respectively. Additionally, the initial recognition of the warrants discussed in Note 16, “Derivative Instruments and Hedging Activities” represents a non-cash financing activity in 2018, and during 2017, we also had non-cash activities related to the acquisition of a business.

Other than the activity mentioned above and the supplemental non-cash activity related to the recognition of leases discussed in Note 19, "Leases," there was no other significant non-cash activity in 2019, 2018 and 2017. See Note 4, "Investments," Note 13, "Share-Based Payments," Note 16, “Derivative Instruments and Hedging Activities” and Note 19, "Leases" for further discussion.
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
In the U.K., loans are extended to a portion of the retail outlets that sell our brands. We establish an allowance through a provision for loan losses charged against earnings and recorded in marketing, general and administrative expenses. Loan balances that are written off are recorded against the allowance as a write-off. Activity within the allowance for credit losses was immaterial for fiscal years 2019, 2018 and 2017.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out ("FIFO") method. We regularly assess the shelf-life of our inventories and reserve for those inventories when it becomes apparent the product will not be sold within our freshness specifications.
Other current assets
Other current assets include prepaid assets, maintenance and operating supplies, promotion materials and derivative assets that are expected to be recognized or realized within the next 12 months. Maintenance and operating supplies include our inventories of spare parts, which are kept on hand for repairs and maintenance of machinery and equipment. The majority of spare parts within our business include motors, fillers and other components that are required to maintain a normal level of production in the event that expected maintenance and/or repairs are required. These parts are inventoried within current assets as they are reasonably expected to be used during the normal operating cycle of the business and are reserved for excess and obsolescence, as appropriate. The allowance for obsolete supplies was $11.4 million and $9.2 million as of December 31, 2019, and December 31, 2018, respectively.
Properties
Properties are stated at original cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are reviewed periodically and have the following ranges: buildings and improvements: 20-40 years; machinery and equipment: 3-25 years; furniture and fixtures: 3-10 years; returnable containers: 2-15 years; and software: 3-5 years. Land is not depreciated, and construction in progress is not depreciated until ready for service. Costs of enhancements or modifications that substantially extend the capacity or useful life of an asset are capitalized and depreciated accordingly. Ordinary repairs and maintenance are expensed as incurred. When property is sold or otherwise disposed of, the cost and accumulated depreciation are removed from our consolidated balance sheets and the resulting gain or loss, if any, is reflected in our consolidated statements of operations. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset (or asset group) may not be recoverable.
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
The costs of acquiring or developing internal-use computer software, including directly-related payroll costs for internal resources, are capitalized and classified within properties. Software maintenance and training costs are expensed in the period incurred. Implementation costs incurred in hosting arrangements that are service contracts are currently capitalized within properties. See Note 2, "New Accounting Pronouncements" for further discussion of the changes to the accounting for implementation costs incurred in a hosting arrangement that became effective January 1, 2020.
Properties held under finance lease (previously known as capital) are depreciated using the straight-line method over the estimated useful life or the lease term, whichever is shorter, and the related depreciation is included in depreciation expense. Finance lease assets for which ownership is transferred at the end of the lease, or there is a purchase option that we are reasonably certain to exercise, are amortized over the useful life that would be assigned if the asset were owned.
Goodwill and Other Intangible Assets
Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. As of the date of completion of our 2019 impairment testing, the operations in each of the specific regions within our U.S., Canada, Europe and International segments are considered components based on the availability of discrete financial information and the regular review by segment management. We have concluded that the components within the U.S., Canada and Europe segments each meet the criteria as having similar economic characteristics and therefore have aggregated these components into the U.S., Canada and Europe reporting units, respectively. Additionally, we determined that the components within our International segment do not meet the criteria for aggregation with the exception of the operations of our India businesses, which constitute a separate reporting unit. As the changes in management structure resulting from the revitalization plan discussed above were not effective until January 1, 2020, potential changes to our reporting unit conclusions, if any, have not yet been evaluated and concluded.
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
Equity Method Investments
We apply the equity method of accounting to 20% to 50% owned investments where we exercise significant influence or VIEs for which we are not the primary beneficiary. We use the cumulative earnings approach for determining cash flow presentation of cash distributions received from equity method investees. Distributions received are included in our consolidated statements of cash flows as operating activities, unless the cumulative distributions exceed our portion of the cumulative equity in the net earnings of the equity method investment, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in our consolidated statements of cash flows. See Note 4, "Investments" for further information regarding our equity method investments.
There are no related parties that own interests in our equity method investments as of December 31, 2019.
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
We enter into contractual arrangements for the utilization of certain non-owned assets, primarily real estate and equipment, which are evaluated as finance or operating leases upon commencement, and are accounted for accordingly. Specifically, under ASC 842, a contract is or contains a lease when, (1) the contract contains an explicitly or implicitly identified asset and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract in exchange for consideration. We assess whether an arrangement is or contains a lease at inception of the contract. For all contractual arrangements deemed to be leases (other than short-term leases), as of the lease commencement date, we recognize on the consolidated balance sheet a liability for our obligation related to the lease and a corresponding asset representing our right to use the underlying asset over the period of use.
For leases that qualify as short-term leases, we have elected, for all classes of underlying assets, to not apply the balance sheet recognition requirements of ASC 842, and instead, we recognize the lease payments in the consolidated statements of operations on a straight-line basis over the lease term. We have also made the election, for our existing real estate and equipment classes of underlying assets, to account for lease and non-lease components as a single lease component.
Our leases have remaining lease terms of up to approximately 19 years. Certain of our lease agreements contain options to extend or early terminate the agreement. The lease term used to calculate the right-of-use asset and lease liability at commencement includes the impacts of options to extend or terminate the lease when it is reasonably certain that we will exercise that option. When determining whether it is reasonably certain that we will exercise an option at commencement, we consider various existing economic factors, including real estate strategies, the nature, length, and terms of the agreement, as well as the uncertainty of the condition of leased equipment at the end of the lease term. Based on these determinations, we generally conclude that the exercise of renewal options would not be reasonably certain in determining the lease term at commencement. Assumptions made at the commencement date are re-evaluated upon occurrence of certain events requiring a lease modification. Additionally, for certain equipment leases involving groups of similar leased assets with similar lease terms, we apply a portfolio approach to effectively account for the operating lease right-of-use assets and liabilities.
The discount rate used to calculate the present value of the future minimum lease payments is the rate implicit in the lease, when readily determinable. As the rate implicit in the lease is rarely readily determinable, we use our incremental borrowing rate relative to the leased asset.
Certain of our leases include variable lease payments, primarily for items such as property taxes, insurance, maintenance, and other operating expenses associated with leased assets. These variable payments are excluded from the measurement of our lease assets and liabilities, and are recognized in the period in which the obligation for those payments is incurred. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lease-related expense is recorded within either cost of goods sold or marketing, general and administrative expenses on the consolidated statements of operations, depending on the function of the underlying leased asset, with the exception of interest on finance lease liabilities, which is recorded within interest expense on the consolidated statements of operations.
Pension and Postretirement Benefits
We maintain retirement plans for the majority of our employees. We offer different types of plans within each segment, including defined benefit plans, defined contribution plans and OPEB plans. Each plan is managed locally and in accordance with respective local laws and regulations. Our equity investments, Brewers' Retail Inc. ("BRI") and Brewers' Distributor Ltd. ("BDL"), maintain defined benefit, defined contribution and postretirement benefit plans as well.
We recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in the consolidated balance sheets. The funded status of a plan, measured as the difference between the fair value of plan assets and the projected benefit obligation, and the related net periodic pension cost are calculated using a number of significant actuarial assumptions. Changes in net periodic pension cost and funding status may occur in the future due to changes in these assumptions.
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
Fair Value Measurements
The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value as recorded due to the short-term nature of these instruments. In addition, the carrying amounts of our trade loan receivables, net of allowances, approximate fair value. The fair value of derivatives is estimated by discounting the estimated future cash flows utilizing observable market interest, foreign exchange and commodity rates adjusted for non-performance credit risk associated with our counterparties (assets) or with MCBC (liabilities), as appropriate. Additionally, the fair value of warrants is estimated using the Black-Scholes valuation model. See Note 16, "Derivative Instruments and Hedging Activities" for additional information. Based on current market rates for similar instruments, the fair value of long-term debt is presented in Note 11, "Debt."
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

Foreign Currency
Assets and liabilities recorded in foreign currencies that are the functional currencies for the respective operations are translated at the prevailing exchange rate at the balance sheet date. Translation adjustments resulting from this process are reported as a separate component of OCI. Gains and losses from foreign currency transactions are included in earnings for the period. Revenue and expenses are translated at the average exchange rates during the respective period throughout the year.
2. New Accounting Pronouncements
Adoption of New Accounting Pronouncements
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
For operating leases, the adoption of the new guidance resulted in the recognition of right-of-use assets of approximately $154 million and aggregate current and non-current lease liabilities of approximately $164 million as of January 1, 2019, including immaterial reclassifications of prepaid and deferred rent balances into right-of-use assets. Separately, as a result of the cumulative impact of adopting the new guidance, we recorded a net increase to opening retained earnings of approximately $32 million as of January 1, 2019 with the offsetting impact within other assets, related to our share of the accelerated recognition of deferred gains on non-qualifying and other sale-leaseback transactions by an equity method investment within our Canada segment. Additionally, while our accounting for finance leases remains unchanged at adoption, we have prospectively changed the presentation of finance lease liabilities within the consolidated balance sheets to be presented within current portion of long-term debt and short-term borrowings, and long-term debt, as appropriate. As of January 1, 2019, we reclassified approximately $3 million and $82 million of short-term and long-term finance lease liabilities from accounts payable and other current liabilities and other non-current liabilities to current portion of long-term debt and short-term borrowings and long-term debt, respectively. The adoption of this guidance had no impact to our cash flows from operating, investing, or financing activities. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” and Note 19, "Leases" for additional discussion on our leasing arrangements.
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
New Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued authoritative guidance that changes the impairment model used to measure credit losses for most financial instruments. The new guidance replaces the existing incurred credit loss model, and requires the application of a forward-looking expected credit loss model, which will generally result in earlier recognition of allowances for credit losses for financial instruments that are in scope of the new guidance, including trade receivables. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. We are currently evaluating the potential impact of this guidance and do not expect it will have a material impact on our financial statements.
In August 2018, the FASB issued authoritative guidance intended to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also requires presentation of the capitalized implementation costs in the statement of financial position and in the statement of cash flows in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented, and the expense related to the capitalized implementation costs to be presented in the same line item in the statement of operations as the fees associated with the hosting element (service) of the arrangement. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. We will adopt this guidance prospectively in the first quarter of 2020 and are currently evaluating the impact on our financial position, results of operations and statement of cash flows. The adoption of this guidance will result in the change in presentation of capitalized implementation costs related to hosting arrangements from properties to other assets on the consolidated balance sheet, as well as the expense related to such costs no longer being classified as depreciation expense and cash flows related to those costs no longer being presented as investing activities.
In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes. This guidance eliminates certain exceptions to the general approach to the income tax accounting model, and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods beginning after December 15, 2020, including interim periods within those annual periods. We are currently evaluating the potential impact of this guidance and do not expect it will have a material impact on our financial statements.
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
On October 28, 2019, as part of our revitalization plan, we made the determination to establish Chicago, Illinois as our North American operational headquarters, close our existing office in Denver, Colorado and consolidate certain administrative functions into our other existing office locations. In connection with these consolidation activities, effective January 1, 2020, we changed our management structure to two business units, our North America and Europe businesses. Accordingly, the segment financial reporting implications will not be reflected until the first quarter of 2020.
Reporting Segments as of December 31, 2019
United States
The U.S. segment consists of our production, marketing and sales of our brands and other owned and licensed brands in the U.S. We also have an agreement to brew, package and ship products for Pabst Brewing Company, LLC. Additionally, the U.S. segment produces beer for export to our Canada and International segments.
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
We have an agreement with Heineken N.V. ("Heineken") that grants us the right to import, market, distribute and sell certain Heineken products in Canada. We also contract brew and package certain Labatt brands for the U.S. market.
Europe
The Europe segment consists of our production, marketing and sales of our brands as well as a number of smaller regional brands in the U.K., the Republic of Ireland and Central Europe. Additionally, European markets including Sweden, Spain, Germany, Ukraine and Russia are reported within our Europe segment. Our European business also has licensing agreements and distribution agreements with various other brewers. A portion of the operating results of the international Miller brand portfolio are reported in the Europe segment.
International
The objective of the International segment is to grow and expand our business and brand portfolio in new and existing markets, including emerging markets, outside the U.S., Canada, and Europe segments. The International segment includes operations in Latin America, Asia Pacific and Africa. International operates through a combination of export and license arrangements, in addition to our India business that produces, markets and sells our products and our Japan business that imports, markets and sells our and certain other third-party products.

Corporate
Corporate is not a reportable segment and primarily includes interest and certain other general and administrative costs that are not allocated to any of the operating segments as well as the results of our water resources and energy operations in Colorado and the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, information technology, finance, internal audit, insurance, ethics and compliance, risk management, global growth, supply chain and commercial initiatives. Additionally, only the service cost component of net periodic pension and OPEB cost is reported within each operating segment, and all other components are reported within the Corporate segment.
Summarized Financial Information
No single customer accounted for more than 10% of our consolidated sales in 2019, 2018 or 2017. Consolidated net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting net sales revenues and income (loss) before income taxes eliminate in consolidation and, for fiscal year 2019 are U.S. segment sales of $94.2 million to our International segment and $17.5 million to our Canada segment, as well as approximately $12 million of Canada inter-segment sales to the U.S.
The following tables represent consolidated net sales, interest expense, interest income and reconciliations of amounts shown as income (loss) before income taxes to income (loss) attributable to MCBC. Income (loss) before income taxes includes the impact of special items; refer to Note 7, "Special Items" for further discussion. Additionally, integration costs of $25.0 million, $38.8 million and $70.6 million for 2019, 2018 and 2017, respectively, were recorded within marketing, general and administrative expenses, primarily within the Corporate segment.

	Year ended December 31, 2019
	U.S.	Canada(1)	Europe	International(2)	Corporate(3)	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$7,241.3	$1,307.4	$1,928.7	$225.3	$0.8	$(124.1)	$10,579.4
Interest expense	3.0	(0.2)	(6.2)	—	(277.5)	—	(280.9)
Interest income	—	—	0.5	—	7.7	—	8.2
Income (loss) before income taxes	$1,301.8	$(508.7)	$160.1	$(7.7)	$(465.6)	$—	$479.9
Income tax benefit (expense)							(233.7)
Net income (loss)							246.2
Net (income) loss attributable to noncontrolling interests							(4.5)
Net income (loss) attributable to MCBC							$241.7

(1)
During the third quarter of 2019, we recorded a goodwill impairment loss to our Canada reporting unit of $668.3 million, which was recorded as a special item. See Note 10, "Goodwill and Intangible Assets" for further discussion. During the second quarter of 2019, we completed the sale of our existing Montreal brewery for $96.2 million (CAD 126 million), resulting in a $61.3 million gain, which was recorded as a special item. Also, during 2019 and 2018, we recorded unrealized mark-to-market losses of approximately $18 million and $24 million, respectively, on the HEXO Corp. ("HEXO") warrants received in connection with the formation of the Truss LP ("Truss") joint venture.

(2)
During the third quarter of 2019, we recorded an aggregate goodwill and definite-lived intangible asset impairment loss related to our India reporting unit of $12.2 million, which was recorded as a special item. See Note 10, "Goodwill and Intangible Assets" for further discussion.

(3)
Related to the unrealized mark-to-market valuation on our commodity hedge positions, we recorded unrealized losses of $0.8 million for the year ended December 31, 2019 compared to unrealized losses of $166.2 million for the year ended December 31, 2018.

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

(1)
During the first quarter of 2018, we recorded a gain of $328.0 million related to the Adjustment Amount as defined and further discussed in Note 7, "Special Items." Additionally, related to the unrealized mark-to-market valuation on our commodity hedge positions, we recorded unrealized losses of $166.2 million for the year ended December 31, 2018 compared to unrealized gains of $123.3 million for the year ended December 31, 2017.

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

(2)	Related to the unrealized mark-to-market valuation on our commodity hedge positions, we recorded unrealized gains of $123.3 million for the twelve months ended December 31, 2017.

The following table presents total assets and select cash flow information by segment:

	Assets		Depreciation and amortization			Capital expenditures
	As of December 31,		For the years ended December 31,			For the years ended December 31,
	2019	2018	2019	2018	2017	2019	2018	2017
	(In millions)
U.S.	$18,814.1	$19,057.1	$527.4	$514.0	$485.7	$239.5	$322.0	$351.5
Canada	4,195.3	4,640.5	137.1	141.9	131.2	194.8	165.3	99.9
Europe	5,413.8	5,430.0	180.1	188.0	182.3	138.3	150.0	131.6
International	265.9	274.1	11.0	9.9	9.6	11.5	3.1	2.3
Corporate	170.7	708.1	3.4	3.7	4.0	9.7	11.3	14.3
Consolidated	$28,859.8	$30,109.8	$859.0	$857.5	$812.8	$593.8	$651.7	$599.6

The following table presents net sales by geography, based on the location of the customer:

	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In millions)
Net sales to unaffiliated customers:
United States and its territories	$7,244.9	$7,272.1	$7,493.6
Canada	1,231.3	1,298.2	1,358.4
United Kingdom	1,119.1	1,184.6	1,172.8
Other foreign countries(1)	984.1	1,014.7	978.0
Consolidated net sales	$10,579.4	$10,769.6	$11,002.8

(1)
Reflects net sales from the individual countries within our Central European operations (included in our Europe segment), as well as our International segment, for which no individual country has total net sales exceeding 10% of the total consolidated net sales.

The following table presents net properties by geographic location:

	As of
	December 31, 2019	December 31, 2018
	(In millions)
Net properties:
United States and its territories	$2,760.2	$2,943.0
Canada	831.9	719.7
United Kingdom	406.5	396.5
Other foreign countries(1)	547.9	549.1
Consolidated net properties	$4,546.5	$4,608.3

(1)
Reflects net properties within the individual countries included in our Central European operations (included in our Europe segment), as well as our International segment, for which no individual country has total net properties exceeding 10% of the total consolidated net properties.

4. Investments
Our investments include both equity method and consolidated investments. Those entities identified as VIEs have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, we have consolidated these entities. None of our consolidated VIEs held debt as of December 31, 2019 or December 31, 2018. We have not provided any financial support to any of our VIEs during 2019 that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable. See below under "Affiliate Transactions" for further details.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. Our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K."), Rocky Mountain Metal Container (“RMMC”), Rocky Mountain Bottle Company (“RMBC”) and Truss. Our unconsolidated VIEs are BRI and BDL, as well as other immaterial investments.
Both BRI and BDL have outstanding third-party debt which is guaranteed by their respective shareholders. As a result, we have a guarantee liability of $37.7 million and $35.9 million recorded as of December 31, 2019 and December 31, 2018, respectively, which is presented within accounts payable and other current liabilities on the consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The carrying value of the guarantee liability equals fair value, which considers an adjustment for our own non-performance risk and is considered a Level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our respective equity method investment within the consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.
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
We have an obligation to proportionately fund BRI's operations. As a result of this obligation, we continue to record our proportional share of BRI's net income or loss and OCI activity, including when we have a negative equity method balance. As of December 31, 2019 and December 31, 2018, we had a positive equity method investment balance of $27.2 million and $13.8 million, respectively. The increase to our net investment balance from prior year was primarily related to our share of the accelerated recognition of deferred gains on BRI's non-qualifying and other sale-leaseback transactions upon the adoption of the new lease accounting standard as of January 1, 2019, as discussed in Note 2, "New Accounting Pronouncements." This increase was partially offset by our share of BRI's net loss during the year as well as an increase to BRI's employee retirement plan obligations (resulting from the annual actuarial valuation) unfavorably impacting the net assets of BRI. See "Affiliate Transactions" below for BRI affiliate transactions including administrative fees charged to MCBC under the agreement with BRI which are recorded in cost of goods sold, as well as for BRI affiliate due to and due from balances as of December 31, 2019 and December 31, 2018, respectively, related to trade receivables and payables for sales to external customers and costs incurred by BRI offset by administrative fees charged and paid by MCBC (which may be in a payable or receivable position depending on the amount under or over charged).
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
BDL charges the owners administrative fees that are designed so the entity operates at break-even profit levels. This administrative fee is based on costs incurred, net of other revenues earned, and is allocated in accordance with the operating agreement to the owners based on volume of products. No other parties are allowed to sell beer through BDL, which does not take legal title to the beer distributed for the owners. Our investment in BDL was $30.0 million as of both December 31, 2019 and December 31, 2018. See "Affiliate Transactions" section below for BDL affiliate transactions including administrative fees charged to MCBC under the agreement with BDL which are recorded in cost of goods sold, as well as for BDL affiliate due to and due from balances as of December 31, 2019 and December 31, 2018, respectively, related to trade receivables and payables for sales to external customers and costs incurred by BDL offset by administrative fees charged and paid by MCBC (which may be in a payable or receivable position depending on the amount under or over charged).
Other
We have certain other immaterial equity investments we enter into from time to time that align with our organizational strategies and growth initiatives.
Our equity method investments are not considered significant for disclosure of financial information on either an individual or aggregated basis and there were no significant undistributed earnings as of December 31, 2019 or December 31, 2018, for any of these companies.
Affiliate Transactions
All transactions with our equity method investments are considered related party transactions and recorded within our affiliate accounts. The following table summarizes transactions with affiliates:

	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In millions)
Administrative fees, net charged from BRI	$96.8	$94.0	$93.5
Administrative fees, net charged from BDL	$35.7	$40.2	$37.3

Amounts due to and due from affiliates as of December 31, 2019 and December 31, 2018, respectively, are as follows:

	Amounts due from affiliates		Amounts due to affiliates
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(In millions)
BRI	$4.6	$7.7	$—	$—
BDL	4.0	0.7	—	—
Other	0.3	—	—	0.1
Total	$8.9	$8.4	$—	$0.1

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
Truss
On October 4, 2018, a wholly-owned subsidiary within our Canadian business completed the formation of Truss LP, an independent Canadian joint venture with HEXO to pursue opportunities to develop, produce and market non-alcoholic, cannabis-infused beverages in Canada. Truss is structured as a standalone start-up company with its own board of directors and an independent management team. We maintain a 57.5% controlling interest in Truss, which is a VIE that is consolidated. In connection with the formation of Truss, HEXO also issued warrants to our Canadian subsidiary, which are further discussed in Note 16, "Derivative Instruments and Hedging Activities." Truss also subleases the location of its production facility in Belleville, Ontario from HEXO.
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	December 31, 2019		December 31, 2018
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
RMMC/RMBC	$207.4	$17.9	$189.8	$35.0
Other	$65.3	$20.8	$31.0	$5.1
Grolsch Deconsolidation
In September 2019, we received termination notices of our Grolsch U.K. Ltd. ("Grolsch") joint venture arrangement, as well as the related brewing and distribution agreements for the Grolsch brands in the U.K. and Ireland. In November 2019, we mutually agreed with Asahi that the agreements would terminate with immediate effect and that we would receive a payment in November 2019. As a result, the Grolsch joint venture ceased all operations, including the production, marketing and sale of the Grolsch brands in these markets, in the third quarter of 2019. Upon notice of termination in the third quarter of 2019, we reassessed our status as the primary beneficiary of the joint venture and concluded that we were no longer able to exert control over the operations or direction of the joint venture or otherwise influence the activities that most significantly impact the economics of the entity. Therefore, we deconsolidated the joint venture and recorded an immaterial loss on deconsolidation as a special item during the third quarter of 2019. The aggregate loss related to the termination of the Grolsch business, resulting from the loss upon deconsolidation and the impairment losses on the related definite-lived intangible assets in the third quarter of 2019, along with the payment we received and recorded in the fourth quarter of 2019, is $0.5 million for fiscal year 2019.
5. Other Income and Expense

	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In millions)
Gain on sale of non-operating asset	$—	$11.7	$—
Gain (loss) from other foreign exchange and derivative activity, net	(20.4)	(31.9)	(8.0)
Other, net(1)	5.7	8.2	9.4
Other income (expense), net	$(14.7)	$(12.0)	$1.4

(1)
During 2019, we received a payment and recorded a gain of CAD 2.0 million, or $1.5 million, resulting from a purchase price agreement related to the historical sale of Molson Inc.'s ownership interest in the Montreal Canadiens, which is considered an affiliate of MCBC.

During 2018, we recorded a non-cash gain of CAD 5.8 million, or $4.3 million, resulting from the release of our guarantee of the Montreal Canadiens' obligations under a ground lease for the Bell Centre Arena as a result of an independent transaction by the Montreal Canadiens with the lessor.
During 2017, we received payment and recorded a gain of CAD 10.9 million, or $8.3 million, resulting from a purchase price adjustment related to the historical sale of Molson Inc.’s ownership interest in the Montreal Canadiens, an affiliate of MCBC.

6. Income Tax
Our income (loss) before income taxes on which the provision for income taxes was computed is as follows:

	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In millions)
Domestic	$1,136.1	$1,320.4	$1,488.3
Foreign	(656.2)	39.4	(105.1)
Total	$479.9	$1,359.8	$1,383.2

Income tax expense (benefit) includes the following current and deferred provisions:

	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In millions)
Current:
Federal	$69.1	$(22.9)	$(177.1)
State	9.4	(4.7)	4.7
Foreign	46.7	38.7	36.5
Total current tax expense (benefit)	$125.2	$11.1	$(135.9)
Deferred:
Federal	$128.3	$232.2	$(79.5)
State	22.2	31.2	33.5
Foreign	(42.0)	(49.3)	(22.7)
Total deferred tax expense (benefit)	$108.5	$214.1	$(68.7)
Total income tax expense (benefit)	$233.7	$225.2	$(204.6)

The increase in income tax expense for 2018 versus 2017 was primarily driven by net deferred tax benefit of approximately $567 million recognized in 2017 resulting from the impacts of the 2017 Tax Act, partially offset by the impact of the reduction of the U.S. federal corporate income tax rate from 35% to 21% in 2018.
Our effective tax rate varies from the U.S. federal statutory income tax rate as follows:

	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
Statutory Federal income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefits	3.4%	1.4%	2.2%
Effect of foreign tax rates and tax planning	(21.2)%	(8.1)%	(16.5)%
Effect of U.S. tax reform	—%	0.2%	(41.0)%
Effect of unrecognized tax benefits	3.7%	0.8%	(0.3)%
Change in valuation allowance	6.0%	0.7%	3.6%
Goodwill impairment	36.5%	—%	—%
Other, net	(0.7)%	0.6%	2.2%
Effective tax rate	48.7%	16.6%	(14.8)%

The increase in the effective income tax rate for 2019 versus 2018 is primarily driven by the $668.3 million impairment loss attributable to nondeductible goodwill of our Canada reporting unit, increased valuation allowances, the recognition of other one-time tax expenses in 2019, as well as cycling one-time tax benefits in 2018.

The increase in the effective income tax rate for 2018 versus 2017 was primarily driven by the one-time impacts of the 2017 Tax Act recognized when enacted in 2017, most notably the remeasurement of our deferred taxes from the reduction in the U.S. statutory federal corporate income tax rate.
Additionally, our foreign businesses operate in jurisdictions with statutory income tax rates that differ from the U.S. Federal statutory rate. Specifically, the statutory income tax rates in the countries in Europe in which we operate range from 9% to 25%, and Canada has a statutory income tax rate of approximately 26%.
Separately, since 2018, the U.S. Department of Treasury has continued to issue proposed, temporary and final regulations to implement provisions of the 2017 Tax Act. We have continued to monitor these and while temporary and final regulations have not yet resulted in material adverse impacts to us, there are certain proposed regulations, which are not yet considered law, that if finalized as proposed, could result in a material adverse impact on our consolidated financial statements. Specifically, if certain of the proposed regulations are finalized as proposed with full retroactive application to January 1, 2018, then we would be required to recognize estimated income tax expense of approximately $100 million to $200 million upon enactment related to the proposed retroactive period through December 31, 2019, for fiscal years 2018 and 2019. This estimated range contains significant uncertainty and could be impacted by various factors, including any differences between the proposed and ultimately finalized regulations.

	As of
	December 31, 2019	December 31, 2018
	(In millions)
Non-current deferred tax assets:
Compensation-related obligations	$54.8	$55.8
Pension and postretirement benefits	115.9	121.4
Foreign exchange gain/loss	1.8	—
Derivative instruments	41.8	8.9
Tax credit carryforwards	41.1	54.5
Tax loss carryforwards	267.1	1,201.8
Accrued liabilities and other	48.3	76.2
Valuation allowance	(73.8)	(1,040.0)
Total non-current deferred tax assets	$497.0	$478.6
Non-current deferred tax liabilities:
Fixed assets	353.7	345.8
Partnerships and investments	18.8	17.0
Foreign exchange gain/loss	—	3.0
Intangible assets	2,279.9	2,167.1
Total non-current deferred tax liabilities	$2,652.4	$2,532.9
Net non-current deferred tax assets	—	—
Net non-current deferred tax liabilities	$2,155.4	$2,054.3

The overall increase in net deferred tax liabilities of $101.1 million in 2019 is primarily attributable to the amortization of goodwill and indefinite-lived intangible assets resulting from the Acquisition for U.S. tax purposes. Additionally, our deferred tax balances are also impacted by foreign exchange rates, as a significant amount of our deferred tax assets and liabilities are in foreign jurisdictions.
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

We have deferred tax assets for U.S. tax carryforwards that expire between 2020 and 2039 of $63.2 million and $76.7 million as of December 31, 2019 and December 31, 2018, respectively. We have foreign tax loss carryforwards that expire between 2020 and 2039 of $233.8 million and $195.0 million as of December 31, 2019 and December 31, 2018, respectively. We have foreign tax loss carryforwards that do not expire of $11.2 million and $984.6 million as of December 31, 2019 and December 31, 2018, respectively.
The significant year over year decrease in our deferred tax valuation allowances as well as our tax loss carryforwards that do not expire is attributable to the liquidation of certain European entities, resulting in the write-off of their loss carryforwards and associated full valuation allowances. As a result, these write-offs did not have an impact to the consolidated statement of operations, balance sheet and statement of cash flows.

	As of
	December 31, 2019	December 31, 2018
	(In millions)
Domestic net non-current deferred tax liabilities	$1,488.5	$1,353.2
Foreign net non-current deferred tax assets	34.8	26.8
Foreign net non-current deferred tax liabilities	701.7	727.9
Net non-current deferred tax liabilities	$2,155.4	$2,054.3

The 2019 and 2018 amounts above exclude $68.4 million and $47.8 million, respectively, of unrecognized tax benefits that have been recorded as a reduction of non-current deferred tax assets, which is presented within non-current deferred tax liabilities due to jurisdictional netting on the consolidated balance sheets.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In millions)
Balance at beginning of year	$51.6	$41.9	$39.7
Additions for tax positions related to the current year	18.1	22.3	13.5
Additions for tax positions of prior years	—	0.7	13.6
Reductions for tax positions of prior years	—	(8.4)	—
Settlements	—	—	(12.8)
Release due to statute expirations	(0.8)	(1.6)	(14.6)
Foreign currency adjustment	3.5	(3.3)	2.5
Balance at end of year	$72.4	$51.6	$41.9

Our remaining unrecognized tax benefits as of December 31, 2019, relate to tax years that are currently open to examination. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.

During 2020, we anticipate that an immaterial amount of unrecognized tax benefits will be released due to closings of statutes of limitations.

	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In millions)
Reconciliation of unrecognized tax benefits balance
Estimated interest and penalties	$2.9	$2.3	$2.1
Unrecognized tax positions	72.4	51.6	41.9
Total unrecognized tax benefits	$75.3	$53.9	$44.0

Presented net against non-current deferred tax assets	$68.4	$47.8	$37.9
Current (included in accounts payable and other current liabilities)	—	—	—
Non-current (included within other liabilities)	6.9	6.1	6.1
Total unrecognized tax benefits	$75.3	$53.9	$44.0

Amount of unrecognized tax benefits that would impact the effective tax rate, if recognized(1)	$72.4	$51.6	$41.9

(1)	Amounts exclude the potential effects of valuation allowances, which may fully or partially offset the impact to the effective tax rate.
We file income tax returns in most of the federal, state and provincial jurisdictions in the U.S., Canada and various countries in Europe. Tax years through 2013 are closed in the U.S. In Canada, tax years through the year ended 2014 are closed or have been effectively settled through examination except for issues relating to intercompany cross-border transactions. The statute of limitations for intercompany cross-border transactions is closed through tax year 2011. Tax years through 2013 are closed for most countries in European jurisdictions with statutes of limitations varying from 3 to 7 years.
We annually distribute cash from our foreign subsidiaries’ current year earnings and record the tax impacts associated with these transactions. Any current earnings not otherwise distributed or planned to be distributed in the current year are considered permanently reinvested in our foreign operations. The aggregate of these earnings is currently a deficit for U.S. tax purposes and would not result in any material taxes, if distributed. We have no plans to dispose of foreign subsidiaries and would not expect outside basis differences in foreign subsidiaries to reverse with material tax consequences.

7. Special Items
We have incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these charges (benefits) as special items.

	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In millions)
Employee-related charges
Restructuring	$52.4	$34.7	$2.6
Impairments or asset abandonment charges
U.S. - Asset abandonment(1)	15.8	8.2	14.5
Canada - Goodwill impairment(2)	668.3	—	—
Canada - Asset abandonment(3)	23.0	24.5	14.4
Europe - Asset abandonment(4)	1.2	3.8	9.5
International - Goodwill and intangible asset impairment(2)	12.2	—	—
Corporate	3.4	—	—
Termination fees and other (gains) losses
U.S. - Gain on sale of asset	(7.5)	—	—
Canada - Gain on sale of brewery(3)	(61.3)	—	—
Europe - Deconsolidation of VIE	0.5	—	—
Europe - Gain on sale of asset(4)	—	—	(4.6)
International(5)	0.8	7.1	—
Purchase price adjustment settlement gain(6)	—	(328.0)	—
Total Special items, net	$708.8	$(249.7)	$36.4

(1)
Following management approval in December 2019, in January 2020, we announced plans to cease production at our Irwindale, California brewery and entered into an option agreement with Pabst Brewing Company, LLC ("Pabst"), granting Pabst an option to purchase our Irwindale, California brewery, including plant equipment and machinery and the underlying land.

Pursuant to the agreement, Pabst will have 120 days from receipt of the notice of the Irwindale brewery closure from MillerCoors to exercise the option to purchase the Irwindale brewery. If Pabst exercises its option to purchase the Irwindale brewery, the agreement provides (i) the purchase price will be $150 million, subject to adjustment as further specified in the agreement, (ii) the closing will be within six months from Pabst’s exercise of the option, but no earlier than September 1, 2020 and no later than December 31, 2020, subject to the satisfaction of certain customary closing conditions, (iii) for the treatment and allocation of certain liabilities related to the operation of the Irwindale brewery prior to closing, and (iv) for customary representations and warranties and certain post-closing restrictions on Pabst regarding the operations and disposal of the Irwindale brewery. In conjunction with the agreement, MillerCoors and Pabst also executed mutual releases of claims related to their ongoing litigation and agreed to dismiss the litigation with prejudice.
Charges for 2019 consist primarily of accelerated depreciation in excess of normal depreciation and other closure costs, and we will continue to incur special charges during each reporting period through the planned closure of the brewery in September 2020. Total special charges associated with the planned closure are expected to be approximately $150 million to $175 million, consisting primarily of accelerated depreciation charges. However, this estimated range contains significant uncertainty, and actual results could differ materially from these estimates due to uncertainty regarding the ultimate net cost associated with the disposition of assets, restructuring charges, as well as the overall outcome of the Pabst purchase option, which if exercised, could significantly impact these estimates.
Charges for 2018 consist primarily of accelerated depreciation in excess of normal depreciation related to the closure of the Colfax, California cidery, which was completed during the first quarter of 2019, as well as other costs associated with the previously closed Eden, North Carolina brewery, including net charges associated with the sale of the Eden real property. Charges for 2017 also relate to the Eden brewery closure.

(2)
During the third quarter of 2019, we recorded goodwill impairment losses within our Canada and India reporting units of $668.3 million and $6.1 million, respectively. We also recorded impairment losses related to definite-lived intangible assets in India of $6.1 million. See Note 10, "Goodwill and Intangible Assets" for further discussion.

(3)
During 2019, 2018 and 2017, we incurred asset abandonment charges, consisting primarily of accelerated depreciation in excess of normal depreciation related to the closure of the Vancouver brewery, which occurred in the third quarter of 2019, and the planned closure of the Montreal brewery, which is currently expected to occur in 2021. We currently expect to incur additional charges, including estimated accelerated depreciation charges in excess of normal depreciation of approximately CAD 27 million, through final closure of the Montreal brewery. However, due to the uncertainty inherent in our estimates, these estimated future accelerated depreciation charges as well as the timing of the brewery closure are subject to change. Additionally, during the second quarter of 2019, we completed the sale of the existing Montreal brewery property for $96.2 million (CAD 126 million), and recognized a gain of $61.3 million. See Note 19, "Leases" for further discussion.

(4)
As a result of our continued strategic review of our European supply chain network, during 2019, 2018 and 2017, we incurred charges consisting primarily of accelerated depreciation in excess of normal depreciation related to the closure of our Burton South brewery and other associated closure costs. The Burton South Brewery closed during the first quarter of 2018. Additionally, as part of this review, related to the closures of our Plovdiv brewery in Bulgaria and Alton brewery in the U.K., during 2018 and 2017, we recorded asset abandonment related special charges. Separately, during 2017 we completed the sale of land related to our previously closed Plovdiv brewery and received net cash proceeds of $8.2 million and recognized a gain of $4.6 million.

(5)
Represents charges related to the exit of our China business in 2018, consisting primarily of the reclassification of the associated cumulative foreign currency translation adjustment from AOCI upon substantial liquidation in the fourth quarter of 2018. See Note 14, "Accumulated Other Comprehensive Income (Loss)" for further details.

(6)
During the first quarter of 2018, we received $330.0 million from ABI, of which $328.0 million constituted a purchase price adjustment (the "Adjustment Amount"), related to the Miller International Business which was acquired in our acquisition of the remaining portion of MillerCoors which occurred on October 11, 2016. As this settlement occurred following the finalization of purchase accounting, we recorded the settlement proceeds related to the Adjustment Amount as a gain within special items, net in our consolidated statement of operations in our Corporate segment and within cash provided by operating activities in our consolidated statement of cash flows for the year ended December 31, 2018.

Restructuring Activities
On October 28, 2019, as part of our revitalization plan, we made the determination to establish Chicago, Illinois as our North American operational headquarters, close our existing office in Denver, Colorado and consolidate certain administrative functions into our other existing office locations. In connection with these consolidation activities, certain impacted employees have been extended an opportunity to continue their employment with the company in the new organization and locations and, for those not continuing with the company, certain of such employees have been asked to provide transition assistance and offered severance and retention packages in connection with their termination of service. The company expects the costs associated with the restructuring to be substantially recognized by the end of fiscal year 2021. After taking into account all changes in each of the business units, including Europe, the plan is expected to reduce employment levels, in aggregate, by approximately 500 to 600 employees globally.
In connection with these consolidation activities and related organizational and personnel changes, we currently expect to incur certain cash and non-cash restructuring charges related to employee relocation, severance, retention and transition costs, non-cash asset related costs, lease exit costs in connection with our office lease in Denver, Colorado, and other transition activities estimated in the range of approximately $120 million to $180 million in the aggregate, the majority of which will be cash charges that we began recognizing in the fourth quarter of 2019, and will be further spread through the balance of fiscal years 2020 and 2021. In 2019, we recognized aggregate impairment losses of $2.1 million related to the closure of the Denver, Colorado office facility, including a $1.1 million impairment of the associated lease right-of-use asset. Additionally, in 2019 we recognized severance and retention charges of $41.2 million, of which, approximately $40 million remained accrued as of December 31, 2019. Actual severance and retention costs related to this restructuring, which are primarily being recognized ratably over the employees’ required future service period, may differ from original estimates based on actual employee turnover levels prior to achieving severance and retention eligibility requirements. Employee relocation charges are recognized in the period incurred and were immaterial in 2019.
Separately, during the third quarter of 2018, we initiated global restructuring activities primarily in the U.S. in order to align our cost base with our scale of business. As a result, we reduced U.S. employment levels by approximately 300 employees in the fourth quarter of 2018. Severance costs related to these restructuring activities were recorded as special items in our consolidated statements of operations.
We continually evaluate our cost structure and seek opportunities for further efficiencies and cost savings as part of ongoing and new initiatives. As such, we may incur additional restructuring related charges or adjustments to previously recorded charges in the future, however, we are unable to estimate the amount of charges at this time.
The accrued restructuring balances as of December 31, 2019 represent expected future cash payments required to satisfy our remaining obligations, the majority of which we expect to be paid in the next 12 months.

	U.S.	Canada	Europe	International	Corporate	Total
	(In millions)
Balance as of December 31, 2016	$5.1	$5.9	$2.8	$0.2	$0.7	$14.7
Charges incurred and changes in estimates	0.8	—	0.1	1.6	0.1	2.6
Payments made	(5.3)	(1.9)	(1.3)	(1.6)	(0.8)	(10.9)
Foreign currency and other adjustments	—	0.3	0.2	—	—	0.5
Balance as of December 31, 2017	$0.6	$4.3	$1.8	$0.2	$—	$6.9
Charges incurred and changes in estimates	29.6	(0.7)	2.2	2.2	1.4	34.7
Payments made	(8.6)	(2.0)	(3.3)	(1.8)	(0.1)	(15.8)
Foreign currency and other adjustments	—	(0.1)	(0.1)	—	—	(0.2)
Balance as of December 31, 2018	$21.6	$1.5	$0.6	$0.6	$1.3	$25.6
Charges incurred and changes in estimates	18.3	10.4	9.0	2.5	12.2	52.4
Payments made	(23.3)	(0.6)	(5.1)	(0.7)	(1.4)	(31.1)
Foreign currency and other adjustments	—	0.2	—	—	—	0.2
Balance as of December 31, 2019	$16.6	$11.5	$4.5	$2.4	$12.1	$47.1

8. Stockholders' Equity
Changes to the number of shares of capital stock issued were as follows:

	Common stock issued		Exchangeable shares issued
	Class A	Class B	Class A	Class B
	(Share amounts in millions)
Balance as of December 31, 2016	2.6	203.7	2.9	15.2
Shares issued under equity compensation plans	—	0.5	—	—
Shares exchanged for common stock	—	0.5	—	(0.5)
Balance as of December 31, 2017	2.6	204.7	2.9	14.7
Shares issued under equity compensation plans	—	0.7	—	—
Shares exchanged for Class B exchangeable shares	—	—	(0.1)	0.1
Balance as of December 31, 2018	2.6	205.4	2.8	14.8
Shares issued under equity compensation plans	—	0.2	—	—
Shares exchanged for common stock	—	0.1	—	(0.1)
Shares exchanged for Class B exchangeable shares	—	—	(0.1)	0.1
Balance as of December 31, 2019	2.6	205.7	2.7	14.8

Exchangeable Shares
The Class A exchangeable shares and Class B exchangeable shares were issued by Molson Coors Canada Inc. ("MCCI"), a wholly-owned subsidiary of the Company. The exchangeable shares are substantially the economic equivalent of the corresponding shares of Class A and Class B common stock that a Molson shareholder would have received in the merger of Adolph Coors Company with Molson Inc. in February 2005, if the holder had elected to receive shares of Molson Coors common stock. Exchangeable shareholders receive the CAD equivalent of dividends declared on Class A and B common stock on the date of declaration. Holders of exchangeable shares also receive, through a voting trust, the benefit of Molson Coors voting rights, entitling the holder to one vote on the same basis and in the same circumstances as one corresponding share of Molson Coors common stock.
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
Conversion Rights
The Certificate provides for the right of holders of Class A common stock to convert their stock into Class B common stock on a one-for-one basis at any time. The exchangeable shares are exchangeable at any time, at the option of the holder on a one-for-one basis for corresponding shares of Molson Coors common stock. Therefore, a portion of our authorized and unissued Class A and Class B common shares are reserved to meet exchange requirements.
9. Properties

	As of
	December 31, 2019	December 31, 2018
	(In millions)
Land and improvements	$417.0	$369.3
Buildings and improvements	1,025.8	953.6
Machinery and equipment	4,540.9	4,095.0
Returnable containers	386.7	403.4
Furniture and fixtures	264.6	361.1
Software	468.1	445.0
Natural resource properties	3.8	3.8
Construction in progress	444.2	535.9
Total properties cost	7,551.1	7,167.1
Less: accumulated depreciation	(3,004.6)	(2,558.8)
Properties, net	$4,546.5	$4,608.3

Depreciation expense was $637.8 million, $633.4 million and $590.7 million in 2019, 2018 and 2017, respectively. Loss and breakage expense related to our returnable containers, included in the depreciation expense amounts noted above, was $48.8 million, $48.4 million and $46.9 million in 2019, 2018 and 2017, respectively, and is classified within cost of goods sold in the consolidated statements of operations. Additionally, the previously mentioned depreciation expense for 2019, 2018 and 2017 includes accelerated depreciation of $31.7 million, $30.7 million and $20.5 million respectively, primarily associated with brewery closures, and is classified within special items in the consolidated statements of operations. See Note 7, "Special Items" for further discussion as well as details around facility closures.

10. Goodwill and Intangible Assets

	U.S.	Canada	Europe	International	Consolidated
	(In millions)
Balance as of December 31, 2017	$5,928.5	$932.1	$1,538.0	$6.9	$8,405.5
Adjustments to preliminary purchase price allocation	—	(2.8)	—	—	(2.8)
Business acquisition	—	—	10.3	—	10.3
Foreign currency translation	—	(72.7)	(78.9)	(0.6)	(152.2)
Balance as of December 31, 2018	$5,928.5	$856.6	$1,469.4	$6.3	$8,260.8
Impairments	—	(668.3)	—	(6.1)	(674.4)
Foreign currency translation	—	29.8	15.4	(0.2)	45.0
Balance as of December 31, 2019	$5,928.5	$218.1	$1,484.8	$—	$7,631.4

Accumulated impairment losses related to our reporting units with remaining goodwill balances as of December 31, 2019 totals $668.3 million.
The following table presents details of our intangible assets, other than goodwill, as of December 31, 2019:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$5,036.3	$(865.1)	$4,171.2
License agreements and distribution rights	15 - 20	202.0	(90.6)	111.4
Other	3 - 40	124.0	(39.4)	84.6
Intangible assets not subject to amortization:
Brands	Indefinite	8,172.4	—	8,172.4
Distribution networks	Indefinite	778.8	—	778.8
Other	Indefinite	337.6	—	337.6
Total		$14,651.1	$(995.1)	$13,656.0

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2018:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$4,988.0	$(682.4)	$4,305.6
License agreements and distribution rights	15 - 28	220.2	(95.7)	124.5
Other	2 - 40	129.2	(32.2)	97.0
Intangible assets not subject to amortization:
Brands	Indefinite	8,169.9	—	8,169.9
Distribution networks	Indefinite	741.8	—	741.8
Other	Indefinite	337.6	—	337.6
Total		$14,586.7	$(810.3)	$13,776.4

The changes in the gross carrying amounts of intangible assets from December 31, 2018 to December 31, 2019 are driven, in part, by the impairment losses recognized during the third quarter of 2019 related to the Grolsch brand and distribution agreement definite-lived intangible assets discussed in Note 4, "Investments" and the brand intangible asset related to our India business discussed below, along with the impact of foreign exchange rates, as a significant amount of intangible assets are denominated in foreign currencies.

Based on foreign exchange rates as of December 31, 2019, the estimated future amortization expense of intangible assets is as follows:

Year	Amount
(In millions)
2020	$216.7
2021	210.5
2022	208.4
2023	205.4
2024	205.4

Amortization expense of intangible assets was $221.2 million, $224.1 million, and $222.1 million for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively. This expense is primarily presented within marketing, general and administrative expenses in our consolidated statements of operations.
Interim Impairment Assessment
We identified a triggering event requiring an interim impairment assessment of the goodwill within our Canada reporting unit at the end of the third quarter of 2019, which resulted in a goodwill impairment loss of $668.3 million. The goodwill impairment trigger was the result of continued challenges and steepening declines within the Canadian beer industry reflected in the prolonged weakened performance of the Canada reporting unit through the third quarter of 2019. These performance headwinds have been countered, in part, by the benefit of the recent interest rate environment, which resulted in a decrease in the risk-free rate included in our current year discount rate calculations. Specifically, the discount rate used in developing our interim fair value estimate for the Canada reporting unit was 8.50%, as compared to 9.25% used as of the October 1, 2018 annual testing date. However, the performance declines and increased challenges within the beer industry in Canada, coupled with significant increases in cost inflation, volume deleverage, and resulting margin erosion, has had a material adverse impact on the expected future cash flows utilized in the valuation approaches for the Canada reporting unit, such that it was determined that the fair value of the reporting unit was more likely than not reduced below its carrying amount during the third quarter of 2019. As a result of this triggering event, we performed an interim quantitative analysis, using a combination of discounted cash flow analyses and market-based approaches, consistent with our annual impairment testing, in which it was determined that the carrying value of the Canada reporting unit exceeded its fair value by $668.3 million.
We also evaluated the indefinite-lived and definite-lived intangible assets within our Canada reporting unit, prior to recording the goodwill impairment, and concluded that no impairments were required; however, the Coors Light distribution agreement indefinite-lived intangible asset is considered to be at risk of future impairment as further discussed below.
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
Annual Impairment Assessment
We completed our required annual goodwill and indefinite-lived intangible asset impairment testing as of October 1, 2019, the first day of our fourth quarter, and concluded there were no additional impairments of goodwill within any of our reporting units. Further, there were no impairments of our other indefinite-lived intangible assets as a result of the annual review process.
Reporting Units and Goodwill
As of the date of our impairment test, the operations in each of the specific regions within our U.S., Canada, Europe and International segments are considered components based on the availability of discrete financial information and the regular review by segment management. We have concluded that the components within the U.S., Canada and Europe segments each meet the criteria of having similar economic characteristics and therefore have aggregated these components into the U.S., Canada and Europe reporting units, respectively. Additionally, we determined that the components within our International segment do not meet the criteria for aggregation, and therefore, the operations of our India business constitute a separate reporting unit at the component level. As the changes in management structure resulting from the revitalization plan were not effective until January 1, 2020, potential changes to our reporting units, if any, have not yet been evaluated and concluded. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion of our determination of reporting units for purposes of goodwill impairment testing.
The fair value of the U.S., Europe and Canada reporting units were estimated at approximately 17%, 12% and 0% in excess of carrying value, respectively, as of the October 1, 2019 testing date. In the current year testing, it was determined that the fair value of the U.S. and Canada reporting units declined during the year, while there was a slight increase in the fair value of the Europe reporting unit versus the prior year. As a result of our testing, the Europe and Canada reporting units continue to be considered at risk of impairment. The decline in fair value of the U.S. and Canada reporting units in the current year is largely due to weakening of the overall North American beer market in 2019, which adversely impacted the results of our impairment testing. These challenges were partially offset by the benefits to our discount rate as a result of the recent interest rate environment. Specifically, the discount rate used in developing our annual fair value estimates for the U.S., Europe and Canada reporting units in the current year was 8.50% for all reporting units, based on market-specific factors, as compared to 9.00%, 9.50% and 9.25%, respectively used as of the October 1, 2018 annual testing date. In the U.S. reporting unit, industry driven declines negatively impacted brand volumes as compared to 2018; however these headwinds were partially offset by continued investment behind above premium brands and innovation benefiting management's forward-looking plans. In the Europe reporting unit, while weather and tourism-related headwinds had an adverse impact on current year brand volumes, forward-looking plans continue to focus on management's premiumization agenda, which is positively impacting the forecasted future cash flows of the reporting unit. Following the interim goodwill impairment charge recorded during the third quarter of 2019 within the Canada reporting unit, the fair value of the Canada reporting unit was reduced to its carrying value. No further deterioration in value was identified in the fourth quarter testing, and therefore, the fair value of the Canada reporting unit goodwill equals its carrying value as of the October 1, 2019 testing date. As a result of the interim goodwill impairment charge within the India reporting unit, the goodwill balance was reduced to zero and is no longer subject to evaluation for impairment on a go-forward basis.
Although the fair value of each of our reporting units was determined to be either equal to or in excess of its respective carrying value as of the October 1, 2019, testing date, the fair value determinations are sensitive to further unfavorable changes in forecasted cash flows, macroeconomic conditions, market multiples or discount rates that could negatively impact future analyses. The key assumptions used to derive the estimated fair values of our reporting units represent Level 3 measurements.
Indefinite-Lived Intangible Assets
The Coors and Miller indefinite-lived brands in the U.S. continue to be sufficiently in excess of their respective carrying values as of the annual testing date.
The fair value of the indefinite-lived Coors Light brand distribution rights in Canada is considered to be at risk of future impairment with a fair value estimated at approximately 11% in excess of its carrying value as of the annual testing date. The fair value decline of the Coors Light brand distribution rights versus the prior year was a result of continued volume declines through 2019. The performance deterioration in the current year follows the goodwill impairment charge that was taken in the third quarter of 2019 that resulted from prolonged Canada beer industry declines.
The fair values of our indefinite-lived intangible assets in Europe, including the Staropramen and Carling brands, continue to be sufficiently in excess of their respective carrying values as of the annual testing date.
We utilized Level 3 fair value measurements in our impairment analysis of certain indefinite-lived intangible brand assets, including the Coors and Miller brands in the U.S., the Staropramen brand in Europe and the Coors Light brand distribution rights in Canada, which utilizes an excess earnings approach to determine the fair values of these assets as of the testing date. The future cash flows used in the analysis are based on internal cash flow projections based on our long range plans and include significant assumptions by management as noted below. Separately, we performed qualitative assessments of certain indefinite-lived intangible assets, including the Carling brand in Europe and water rights in the U.S., to determine whether it was more likely than not that the fair values of these assets were greater than their respective carrying amounts. Based on the qualitative assessments, we determined that a full quantitative analysis was not necessary.
Key Assumptions
As of the date of our annual impairment test, performed as of October 1, the Europe and Canada reporting unit goodwill balances are at risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including prolonged weakening of economic conditions, or significant unfavorable changes in tax, environmental or other regulations, including interpretations thereof), terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flow analyses. For testing purposes of our reporting units, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections used for our Canada reporting unit testing reflect continued challenges within the beer industry in Canada adversely impacting the projected cash flows of the business. Current projections used for our Europe reporting unit incorporate volume and revenue growth driven by management's premiumization agenda, slightly off-set by adverse impacts to cash flows in 2019 generated by underperformance of brand volumes driven by external factors such as weather and tourism-related activity. Challenges in both Canada and Europe were partially offset by the benefits to our discount rate as a result of the recent interest rate environment.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units and indefinite-lived intangible assets may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in sales volume and increase in costs that could significantly impact our immediate and long-range results, a decrease in sales volume driven by a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long-term volume trends, a continuation of the trend away from core brands in certain of our markets, especially in markets where our core brands represent a significant portion of the market, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) adverse changes in macroeconomic conditions or an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a recession), (iii) volatility in the equity and debt markets or other country specific factors which could result in a higher weighted-average cost of capital, (iv) sensitivity to market multiples; and (v) regulation limiting or banning the manufacturing, distribution or sale of alcoholic beverages.
Based on known facts and circumstances, we evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual assessment and incorporate into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses. For example, we continue to monitor the challenges within the beer industry for further weakening or additional systemic structural declines. Separately, the Ontario provincial government adopted a bill that, if enacted, could adversely impact the existing terms of the beer distribution and retail systems in the province, as further described in Note 18, "Commitments and Contingencies".
While historical performance and current expectations have resulted in fair values of our reporting units and indefinite-lived intangible assets equal to or in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
Definite-Lived Intangible Assets
Regarding definite-lived intangible assets, we continuously monitor the performance of the underlying assets for potential triggering events suggesting an impairment review should be performed. With the exception of the impairment losses related to the Grolsch brand and distribution agreement definite-lived intangible assets discussed in Note 4, "Investments" and the brand intangible asset related to our India business discussed above, no such triggering events were identified in 2019, 2018 or 2017.

11. Debt
Debt Obligations

	As of
	December 31, 2019	December 31, 2018
	(In millions)
Senior notes:
CAD 500 million 2.75% notes due September 2020(1)	$384.9	$366.6
CAD 500 million 2.84% notes due July 2023(2)	384.9	366.6
CAD 500 million 3.44% notes due July 2026(1)(2)	384.9	366.6
$500 million 1.45% notes due July 2019(2)	—	500.0
$500 million 1.9% notes due March 2019(3)	—	499.8
$500 million 2.25% notes due March 2020(3)	499.8	499.0
$1.0 billion 2.1% notes due July 2021(2)	1,000.0	1,000.0
$500 million 3.5% notes due May 2022(4)	506.5	509.3
$2.0 billion 3.0% notes due July 2026(2)	2,000.0	2,000.0
$1.1 billion 5.0% notes due May 2042(4)	1,100.0	1,100.0
$1.8 billion 4.2% notes due July 2046(2)	1,800.0	1,800.0
EUR 500 million notes due March 2019(3)	—	573.4
EUR 800 million 1.25% notes due July 2024(2)	897.0	917.4
Finance leases and other(5)	129.5	43.0
Less: unamortized debt discounts and debt issuance costs	(56.7)	(64.8)
Total long-term debt (including current portion)	9,030.8	10,476.9
Less: current portion of long-term debt	(921.3)	(1,583.1)
Total long-term debt	$8,109.5	$8,893.8

Short-term borrowings:
Other short-term borrowings(6)	$6.9	$11.4
Current portion of long-term debt	921.3	1,583.1
Current portion of long-term debt and short-term borrowings	$928.2	$1,594.5

(1)
Prior to Molson Coors International, L.P., a Delaware limited partnership and wholly-owned subsidiary of MCBC ("Molson Coors International L.P."), issuing our CAD 500 million 2.75% notes due September 18, 2020 (the "2015 Notes"), on September 18, 2015, we entered into forward starting interest rate swap agreements to hedge the interest rate volatility for a 10 year period. We settled these swaps at the time of issuance of the 2015 Notes and are amortizing a portion of the resulting loss from AOCI to interest expense over the remaining term of the 2015 Notes as well as over a portion of the 2016 Notes defined below up to the full 10-year term of the interest rate swap agreements. The amortizing loss will increase our effective cost of borrowing compared to the stated coupon rates by 0.65% and 0.60% on each of the CAD 500 million notes due in 2020 and 2026, respectively. See Note 16, "Derivative Instruments and Hedging Activities" for further details on the forward starting interest rate swaps.

(2)
On July 7, 2016, MCBC issued approximately $5.3 billion senior notes with portions maturing from July 15, 2019 through July 15, 2046 ("2016 USD Notes"), and EUR 800.0 million senior notes maturing July 15, 2024 ("2016 EUR Notes"), and Molson Coors International L.P., completed a private placement of CAD 1.0 billion senior notes maturing July 15, 2023, and July 15, 2026 ("2016 CAD Notes"), in order to partially fund the financing of the Acquisition (2016 USD Notes, 2016 EUR Notes and 2016 CAD Notes, collectively, the "2016 Notes"). These issuances resulted in total proceeds of approximately $6.9 billion, net of underwriting fees and discounts of $36.5 million and $17.7 million, respectively. Total debt issuance costs capitalized in connection with these notes including underwriting fees, discounts and other financing related costs, were approximately $65 million and are being amortized over the respective terms of the 2016 Notes. The 2016 Notes began accruing interest upon issuance, with semi-annual payments due on the 2016 USD Notes and 2016 CAD Notes in January and July beginning in 2017, and annual interest payments due on the

2016 EUR Notes in July beginning in 2017. During the third quarter of 2019, we repaid the $500 million 1.45% notes which matured in July 2019.
As of December 31, 2019, we have cross currency swaps in order to hedge a portion of the foreign currency translational impacts of our European investment. As a result of the swaps, we have economically converted a portion of our $1.0 billion 2.1% senior notes due 2021 and associated interest to EUR denominated, which will result in a EUR interest rate to be received of 0.71%. See Note 16, "Derivative Instruments and Hedging Activities" for further details.

(3)
On March 15, 2017, MCBC issued approximately $1.5 billion of senior notes, consisting of $500 million 1.9% senior notes due March 15, 2019, and $500 million 2.25% senior notes due March 15, 2020 (collectively, the "2017 USD Notes") and EUR 500 million floating rate senior notes due March 15, 2019 ("2017 EUR Notes") (2017 USD Notes and 2017 EUR Notes, collectively, the "2017 Notes"). We bear quarterly interest on the 2017 EUR Notes at the rate of 0.35% plus three-month EURIBOR. These issuances resulted in total proceeds of approximately $1.5 billion, net of underwriting fees and discounts of $3.1 million and $0.7 million, respectively. Total debt issuance costs capitalized in connection with these notes, including underwriting fees, discounts and other financing related costs, were $6.1 million and are being amortized over the respective terms of the 2017 Notes. The 2017 Notes began accruing interest upon issuance, with quarterly payments due on the 2017 EUR Notes beginning June 15, 2017, and semi-annual payments due on the 2017 USD Notes beginning September 15, 2017. During the first quarter of 2019, we repaid the $500 million 1.9% senior notes and EUR 500 million floating rate senior notes.

In the first quarter of 2017, we entered into interest rate swaps to economically convert our fixed rate 2017 USD Notes to floating rate debt. As a result of these hedge programs, the carrying value of the $500 million 1.9% notes and $500 million 2.25% notes were adjusted for fair value movements attributable to the benchmark interest rate. During the fourth quarter of 2017, we settled these interest rate swaps, at which time we ceased adjusting the carrying value of the 2017 USD Notes for the fair value of these swaps. At the time of termination, cumulative adjustments to the carrying value of the notes were losses of $1.6 million on the $500 million 1.9% notes and $1.9 million on the $500 million 2.25% notes. Beginning in the fourth quarter of 2017, we began amortizing these cumulative adjustments to interest expense over the remaining term of each respective note and will accordingly increase the annual effective interest rate for the $500 million 1.9% notes and $500 million 2.25% notes for the remaining term of the notes by 0.24% and 0.17%, respectively. The fair value adjustments and subsequent amortization have been excluded from the aggregate principal debt maturities table presented below.
As of December 31, 2019, we have cross currency swaps in order to hedge a portion of the foreign currency translational impacts of our European investment. As a result of the swaps, we have economically converted our $500 million 2.25% notes due 2020 and associated interest to EUR denominated, which result in a EUR interest rate to be received of 0.68%. See Note 16, "Derivative Instruments and Hedging Activities" for further details.
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

(6)
As of December 31, 2019, we had $1.1 million in bank overdrafts and $55.0 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $53.9 million. As of December 31, 2018, we had $1.1 million in bank overdrafts and $88.9 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $87.8 million.

We had total outstanding borrowings of $2.8 million and $7.3 million under our JPY facilities as of December 31, 2019 and December 31, 2018, respectively. In addition, we have USD, GBP and CAD overdraft facilities under which we had no outstanding borrowings as of December 31, 2019 or December 31, 2018. A summary of our short-term facility availability is presented below. See Note 18, "Commitments and Contingencies" for further discussion related to letters of credit.
•JPY 1.3 billion line of credit at Japan TIBOR plus 0.30%
•JPY 100 million overdraft facility at Japan short-term Prime rate
•CAD unlimited overdraft facility at CAD Prime +3.95%
•GBP 20 million overdraft facility at GBP base rate plus 1.5%

•	USD 5 million overdraft facility at USD Prime plus 5%
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of December 31, 2019 and December 31, 2018, the fair value of our outstanding long-term debt (including current portion of long-term debt) was approximately $9.2 billion and $9.9 billion, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility
We maintain a $1.5 billion revolving credit facility, that also allows us to issue a maximum aggregate amount of commercial paper of $1.5 billion at any time. We use this financing from time to time to leverage cash needs including debt repayments. As of December 31, 2019 and December 31, 2018, we had $1.5 billion available to draw under our $1.5 billion revolving credit facility, which we extended the maturity date in the current year to July 7, 2024, as there were no outstanding revolving credit facility or commercial paper borrowings.
The maximum leverage ratio of this facility as of December 31, 2019 is 4.25x net debt to EBITDA, with a decline to 4.00x net debt to EBITDA as of the last day of the fiscal quarter ending December 31, 2020.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include customary events of default and specified representations, warranties and covenants, as well as covenants that restrict our ability to incur certain additional priority indebtedness (certain thresholds of secured consolidated net tangible assets), certain leverage threshold percentages, create or permit liens on assets, and restrictions on mergers, acquisitions, and certain types of sale lease-back transactions. As of December 31, 2019 and December 31, 2018, we were in compliance with all of these restrictions and have met all debt payment obligations. All of our outstanding senior notes as of December 31, 2019 rank pari-passu.
As of December 31, 2019, the aggregate principal debt maturities of long-term debt and short-term borrowings, based on foreign exchange rates as of December 31, 2019, for the next 5 years are as follows:

Year	Amount
(In millions)
2020	$897.2
2021	1,005.2
2022	505.0
2023	389.7
2024	901.6
Thereafter	5,294.9
Total	$8,993.6

The aggregate principal debt maturities in the table above excludes finance leases which are disclosed in Note 19, "Leases."
Interest

	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In millions)
Interest incurred	$289.2	$311.7	$351.8
Interest capitalized	(8.3)	(5.5)	(2.5)
Interest expensed	$280.9	$306.2	$349.3

12. Inventories

	As of
	December 31, 2019	December 31, 2018
	(In millions)
Finished goods	$236.7	$229.8
Work in process	84.0	83.4
Raw materials	227.1	224.3
Packaging materials	68.1	54.3
Inventories, net	$615.9	$591.8

13. Share-Based Payments
We have one share-based compensation plan, the MCBC Incentive Compensation Plan (the "Incentive Compensation Plan"), as of December 31, 2019 and all outstanding awards fall under this plan.
MCBC Incentive Compensation Plan
We issue the following types of awards related to shares of Class B common stock to certain directors, officers, and other eligible employees, pursuant to the Incentive Compensation Plan: RSUs, DSUs, PSUs, and stock options.
RSU awards are issued based upon the market value equal to the price of our stock at the date of the grant and vest over a period of three years. In 2019, 2018 and 2017, we granted 0.5 million, 0.4 million and 0.3 million RSUs, respectively, with a weighted-average market value of $55.03, $72.78 and $92.02 each, respectively. Prior to vesting, RSUs have no voting rights.
DSU awards, under the Directors' Stock Plan pursuant to the Incentive Compensation Plan, are elections made by non-employee directors of MCBC that enable them to receive all or one-half of their annual cash retainer payments in our stock. The deferred stock unit awards are issued at the market value equal to the closing price on the date of the grant. The DSUs are paid in shares of stock upon termination of service. Prior to vesting, DSUs have no voting rights. In 2019, 2018 and 2017, we granted a small number of DSUs with a weighted-average market value of $56.68, $64.48 and $86.06 per share, respectively.
As part of our annual grant in the first quarter of 2019, 2018 and 2017, we granted PSUs. PSUs are granted with a target value established at the date of grant and vest upon completion of a service requirement. The settlement amount of the PSUs is determined based on market and performance metrics, which include our total shareholder return performance relative to the stock market index defined by each award and specified internal performance metrics designed to drive greater shareholder return. PSU compensation expense is based on a fair value assigned to the market metric upon grant using a Monte Carlo model, which remains constant throughout the vesting period of three years and a performance multiplier, which will vary due to changing estimates of the performance metric condition. During 2019, 2018 and 2017, we granted 0.3 million, 0.2 million and 0.2 million PSUs, respectively, each with a weighted-average fair value of $53.31, $78.30 and $97.13, respectively.
Stock options are granted with an exercise price equal to the market value of a share of Class B common stock on the date of grant. Stock options have a term of ten years and generally vest over three years. During 2019, 2018 and 2017, we granted 0.4 million, 0.2 million and 0.2 million options, respectively, each with a weighted-average fair value of $9.20, $15.44 and $18.66, respectively.

	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In millions)
Pretax share-based compensation expense(1)	$8.5	$42.6	$58.3
Tax benefit	(1.6)	(6.9)	(11.1)
After-tax share-based compensation expense	$6.9	$35.7	$47.2

(1)
The decrease in share-based compensation expense in 2019 was primarily driven by the reversal of cumulative compensation expense previously recognized for our 2018 and 2017 PSU awards as the achievement of the performance conditions are no longer deemed probable for the respective performance periods, as well as the impacts of the reversal of expense associated with forfeitures related to the revitalization plan initiated in 2019. Additionally, our share-based compensation expense in 2018 and 2017 also includes expense associated with replacement awards issued in connection with the Acquisition.

As of December 31, 2019, there was $27.5 million of total unrecognized compensation cost from all share-based compensation arrangements granted under the Incentive Compensation Plan, related to unvested awards. This total compensation expense is expected to be recognized over a weighted-average period of 1.9 years.

	RSUs and DSUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 31, 2018	1.0	$88.53	0.5	$86.85
Granted	0.5	$55.05	0.3	$53.31
Vested	(0.4)	$98.91	(0.1)	$88.01
Forfeited	(0.1)	$71.54	(0.1)	$72.53
Non-vested as of December 31, 2019	1.0	$68.18	0.6	$70.37

The weighted-average fair value per unit for the non-vested PSUs is $21.63 as of December 31, 2019.
The total intrinsic values of RSUs and DSUs vested during 2019, 2018 and 2017 were $23.6 million, $24.8 million and $31.5 million, respectively.

	Stock options
	Awards	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2018	1.3	$70.56	5.2	$4.3
Granted	0.4	$60.87
Exercised	(0.1)	$43.86
Forfeited	—	—
Outstanding as of December 31, 2019	1.6	$68.77	3.8	$3.1
Expected to vest as of December 31, 2019	0.3	$67.27	8.8	$—
Exercisable as of December 31, 2019	1.3	$69.09	2.8	$3.1

The total intrinsic values of exercises during 2019, 2018 and 2017 were $0.6 million, $9.6 million and $7.0 million, respectively. Total tax benefits realized, including excess tax benefits, from share-based awards vested or exercised was $4.5 million, $8.4 million and $20.2 million, respectively.
The shares of Class B common stock to be issued under the stock option plans are made available from authorized and unissued MCBC Class B common stock. As of December 31, 2019, there were 3.0 million shares of MCBC Class B common stock available for the issuance under the Incentive Compensation Plan.

The fair value of each option granted in 2019, 2018 and 2017 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
Risk-free interest rate	2.46%	2.65%	2.04%
Dividend yield	4.16%	2.08%	1.64%
Volatility range	24.46% - 24.60%	22.36% - 24.14%	22.40% - 22.88%
Weighted-average volatility	24.48%	22.81%	22.52%
Expected term (years)	5.3	5.3	5.1
Weighted-average fair value	$9.20	$15.44	$18.66

The risk-free interest rates utilized for periods throughout the contractual life of the stock options are based on a zero-coupon U.S. Department of Treasury security yield at the time of grant. Expected volatility is based on a combination of historical and implied volatility of our stock. The expected term of stock options is estimated based upon observations of historical employee option exercise patterns and trends of those employees granted options in the respective year.
The fair value of the market metric for each PSU granted in 2019, 2018 and 2017 was determined on the date of grant using a Monte Carlo model to simulate total stockholder return for MCBC and peer companies with the following weighted-average assumptions:

	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
Risk-free interest rate	2.49%	2.34%	1.59%
Dividend yield	4.17%	2.08%	1.64%
Volatility range	13.82% - 42.46%	13.03% - 81.87%	13.71% - 80.59%
Weighted-average volatility	24.97%	22.76%	24.24%
Expected term (years)	2.8	2.8	2.8
Weighted-average fair market value	$53.31	$78.30	$97.13

The risk-free interest rates utilized for periods throughout the expected term of the PSUs are based on a zero-coupon U.S. Department of Treasury security yield at the time of grant. Expected volatility is based on historical volatility of our stock as well as the stock of our peer firms, as shown within the volatility range above, for a period from the grant date consistent with the expected term. The expected term of PSUs is calculated based on the grant date to the end of the performance period.

14. Accumulated Other Comprehensive Income (Loss)

	MCBC stockholders' equity
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and Postretirement Benefit adjustments	Equity Method Investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2016 (1)	$(972.0)	$2.6	$(532.5)	$(69.9)	$(1,571.8)
Foreign currency translation adjustments	638.3	—	4.7	—	643.0
Gain (loss) on net investment hedges	(182.6)	—	—	—	(182.6)
Unrealized gain (loss) on derivative instruments	—	(22.7)	—	—	(22.7)
Reclassification of derivative (gain) loss to income	—	2.0	—	—	2.0
Pension and other postretirement benefit adjustments	—	—	181.8	—	181.8
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income and settlement	—	—	4.4	—	4.4
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	14.3	14.3
Tax benefit (expense)	107.8	4.6	(36.9)	(3.9)	71.6
As of December 31, 2017	$(408.5)	$(13.5)	$(378.5)	$(59.5)	$(860.0)
Foreign currency translation adjustments	(411.6)	—	(0.6)	—	(412.2)
Reclassification of cumulative translation adjustment to income (2)	6.0	—	—	—	6.0
Gain (loss) on net investment hedges	106.4	—	—	—	106.4
Unrealized gain (loss) on derivative instruments	—	14.5	—	—	14.5
Reclassification of derivative (gain) loss to income	—	3.4	—	—	3.4
Pension and other postretirement benefit adjustments	—	—	55.4	—	55.4
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income and settlement	—	—	6.5	—	6.5
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	(1.0)	(1.0)
Tax benefit (expense)	(51.0)	(4.7)	(13.5)	0.2	(69.0)
As of December 31, 2018	$(758.7)	$(0.3)	$(330.7)	$(60.3)	$(1,150.0)
Foreign currency translation adjustments	129.3	—	(2.5)	—	126.8
Gain (loss) on net investment hedges	50.3	—	—	—	50.3
Unrealized gain (loss) on derivative instruments	—	(111.3)	—	—	(111.3)
Reclassification of derivative (gain) loss to income	—	0.6	—	—	0.6
Pension and other postretirement benefit adjustments	—	—	(43.7)	—	(43.7)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income and settlement	—	—	26.5	—	26.5
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	(14.4)	(14.4)
Tax benefit (expense)	(0.1)	27.0	(2.9)	3.8	27.8
Net current-period other comprehensive income (loss)	179.5	(83.7)	(22.6)	(10.6)	62.6
Reclassification of stranded tax effects (see Note 2)	(73.3)	(3.8)	2.3	—	(74.8)
As of December 31, 2019	$(652.5)	$(87.8)	$(351.0)	$(70.9)	$(1,162.2)

(1)
Amounts have been adjusted to reflect the retrospective application of a change in presentation. Specifically, the unrealized gain (loss) on outstanding net investment hedge positions was historically presented within the "gain (loss) on derivative instruments" column of this table. Once settled, the realized gain (loss) was reclassified to be presented within the "foreign currency translation adjustments" column. We have retrospectively adjusted this table to present all activity associated with net investment hedge positions within the "foreign currency translation adjustments" column, along with other insignificant presentational reclassifications. These presentational changes had no net impact on our aggregate AOCI balances or our total comprehensive income (loss) amounts on our consolidated statements of comprehensive income (loss) for any period presented. However, we have retrospectively reflected a presentational reclassification of $116.0 million between the foreign currency translation adjustments and unrealized gain (loss) on derivative instruments lines on the consolidated statement of comprehensive income (loss) for the year ended December 31, 2017.

(2)
As a result of exiting our China business, the associated cumulative foreign currency translation adjustment was reclassified from AOCI and recognized within special items, net upon substantial liquidation. See Note 7, "Special Items" for further details.

We have significant levels of net assets denominated in currencies other than the USD due to our operations in foreign countries, and therefore we recognize OCI gains and/or losses when those items are translated to USD. The foreign currency translation gains recognized during 2019 were due to the strengthening of the CAD and GBP versus the USD. The foreign currency translation losses recognized during 2018 were due to the weakening of the CAD, GBP and other currencies of our Europe operations versus the USD. The foreign currency translation gains recognized during 2017 were due to the strengthening of the CAD, GBP, and other currencies of our Europe operations versus the USD.
Reclassifications from AOCI to income:

	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
	Reclassifications from AOCI			Location of gain (loss) recognized in income
	(In millions)
Gain/(loss) on cash flow hedges:
Forward starting interest rate swaps	$(3.0)	$(3.0)	$(3.7)	Interest expense, net
Foreign currency forwards	3.1	(0.2)	3.7	Cost of goods sold
Foreign currency forwards	(0.7)	(0.2)	(2.0)	Other income (expense), net
Total income (loss) reclassified, before tax	(0.6)	(3.4)	(2.0)
Income tax benefit (expense)	0.1	0.9	0.7
Net income (loss) reclassified, net of tax	$(0.5)	$(2.5)	$(1.3)

Amortization of defined benefit pension and other postretirement benefit plan items:
Prior service benefit (cost)	$(0.4)	$(0.5)	$(0.5)	Other pension and postretirement benefits (costs), net
Net actuarial gain (loss) and settlement	(26.1)	(6.0)	(3.9)	Other pension and postretirement benefits (costs), net
Total income (loss) reclassified, before tax	(26.5)	(6.5)	(4.4)
Income tax benefit (expense)	6.8	1.6	0.8
Net income (loss) reclassified, net of tax	$(19.7)	$(4.9)	$(3.6)

Other reclassifications from AOCI to Income:
China cumulative translation adjustment resulting from substantial liquidation	$—	$(6.0)	$—	Special items, net
Income tax benefit (expense)	—	—	—
Net income (loss) reclassified, net of tax	$—	$(6.0)	$—

Total income (loss) reclassified, net of tax	$(20.2)	$(13.4)	$(4.9)

15. Employee Retirement Plans and Postretirement Benefits
We maintain retirement plans for the majority of our employees. Depending on the location and benefit program, we provide either defined benefit pension or defined contribution pension plans to our employees. Each plan is managed locally and in accordance with respective local laws and regulations. We have defined benefit pension plans in the U.S., U.K., Canada and Japan. All active retirement plans for Corporate employees are defined contribution plans. Additionally, we offer OPEB plans to a portion of our Canadian, U.S., Corporate and Central European employees; these plans are not funded. BRI and BDL maintain defined benefit, defined contribution and postretirement benefit plans as well; however, those plans are excluded from this disclosure as BRI and BDL are equity method investments and not consolidated.
The U.S. participates in and makes contributions to multi-employer pension plans. Contributions to multi-employer pension plans were $7.9 million for both 2019 and 2018, and $7.7 million in 2017. Additionally, the U.S. postretirement health plan qualifies for the federal subsidy under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) because the prescription drug benefits provided under the Company's postretirement health plan for Medicare eligible retirees generally require lower premiums from covered retirees and have lower co-payments and deductibles than the benefits provided in Medicare Part D and, accordingly, are actuarially equivalent to or better than the benefits provided under the Act. The benefits paid, including prescription drugs, were $37.6 million, $37.1 million and $36.6 million in 2019, 2018 and 2017, respectively. Subsidies of $0.1 million for 2019, and $0.3 million for both 2018 and 2017, were received.
Defined Benefit and OPEB Plans
Net Periodic Pension and OPEB Cost (Benefit)

	For the years ended
	December 31, 2019			December 31, 2018			December 31, 2017
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Service cost:
Service cost	$4.0	$7.0	$11.0	$5.5	$9.3	$14.8	$7.7	$10.9	$18.6
Other pension and postretirement costs (benefits), net:
Interest cost	161.9	25.5	187.4	161.8	25.8	187.6	205.6	30.6	236.2
Expected return on plan assets, net of expenses	(217.3)	0.5	(216.8)	(232.8)	0.5	(232.3)	(287.9)	0.4	(287.5)
Amortization of prior service cost (benefit)	1.1	(0.7)	0.4	0.7	(0.2)	0.5	0.5	—	0.5
Amortization of net actuarial loss (gain)	10.4	(14.1)	(3.7)	7.6	(1.7)	5.9	12.2	—	12.2
Curtailment, settlement or special termination benefit loss (gain)(1)	30.5	—	30.5	0.8	0.1	0.9	(5.4)	(2.9)	(8.3)
Expected participant contributions	(0.7)	—	(0.7)	(0.8)	—	(0.8)	(0.5)	—	(0.5)
Total other pension and postretirement cost (benefits), net	$(14.1)	$11.2	$(2.9)	$(62.7)	$24.5	$(38.2)	$(75.5)	$28.1	$(47.4)

Net periodic pension and OPEB cost (benefit)	$(10.1)	$18.2	$8.1	$(57.2)	$33.8	$(23.4)	$(67.8)	$39.0	$(28.8)

(1)
During the fourth quarter of 2019, we utilized plan assets to purchase buy-out annuity contracts for a portion of our Canadian pension plans and recognized a pension settlement charge of $29.8 million.

Obligations and Changes in Funded Status

	For the year ended December 31, 2019			For the year ended December 31, 2018
	Pension	OPEB	Total	Pension	OPEB	Total
	(In millions)
Change in benefit obligation:
Prior year benefit obligation	$4,904.7	$672.1	$5,576.8	$5,584.4	$803.6	$6,388.0
Service cost, net of expected employee contributions	3.3	7.0	10.3	4.7	9.3	14.0
Interest cost	161.9	25.5	187.4	161.8	25.8	187.6
Actual employee contributions	0.5	—	0.5	0.6	—	0.6
Actuarial loss (gain)	533.4	7.4	540.8	(342.3)	(108.8)	(451.1)
Amendments and special termination benefits	(1.4)	—	(1.4)	10.7	(3.2)	7.5
Benefits paid	(350.6)	(44.1)	(394.7)	(296.8)	(44.1)	(340.9)
Curtailment and settlement	(192.9)	(0.2)	(193.1)	(0.6)	—	(0.6)
Foreign currency exchange rate change	139.7	4.8	144.5	(217.8)	(10.5)	(228.3)
Benefit obligation at end of year	$5,198.6	$672.5	$5,871.1	$4,904.7	$672.1	$5,576.8
Change in plan assets:
Prior year fair value of assets	$5,217.3	$—	$5,217.3	$5,897.7	$—	$5,897.7
Actual return on plan assets	712.2	—	712.2	(156.1)	—	(156.1)
Employer contributions	5.1	44.1	49.2	8.9	44.1	53.0
Actual employee contributions	0.5	—	0.5	0.6	—	0.6
Settlement	(192.9)	—	(192.9)	(0.6)	—	(0.6)
Benefits and plan expenses paid	(350.6)	(44.1)	(394.7)	(296.8)	(44.1)	(340.9)
Foreign currency exchange rate change	150.5	—	150.5	(236.4)	—	(236.4)
Fair value of plan assets at end of year	$5,542.1	$—	$5,542.1	$5,217.3	$—	$5,217.3
Funded status:	$343.5	$(672.5)	$(329.0)	$312.6	$(672.1)	$(359.5)
Amounts recognized in the Consolidated Balance Sheets:
Other non-current assets	$434.3	$—	$434.3	$416.7	$—	$416.7
Accounts payable and other current liabilities	(4.1)	(42.6)	(46.7)	(4.5)	(45.1)	(49.6)
Pension and postretirement benefits	(86.7)	(629.9)	(716.6)	(99.6)	(627.0)	(726.6)
Net amounts recognized	$343.5	$(672.5)	$(329.0)	$312.6	$(672.1)	$(359.5)
The accumulated benefit obligation for our defined benefit pension plans was approximately $5.2 billion and $4.9 billion as of December 31, 2019 and December 31, 2018, respectively. The $30.5 million decrease in the net underfunded status of our aggregate pension and OPEB plans from December 31, 2018 to December 31, 2019, was primarily driven by strong asset returns. Separately, as discussed above, in the fourth quarter of 2019 we purchased buy-out annuity contracts for a portion of our Canadian pension plans resulting in a decrease to our projected benefit obligation and a corresponding reduction to our plan assets.
As of December 31, 2019 and December 31, 2018, our defined benefit plan in the U.K. and certain defined benefit plans in the U.S. and Canada were overfunded as a result of our ongoing de-risking strategy. Information for our defined benefit plans that had aggregate accumulated benefit obligations and projected benefit obligations in excess of plan assets is as follows:

	As of
	December 31, 2019	December 31, 2018
	(In millions)
Accumulated benefit obligation	$793.6	$742.1
Projected benefit obligation	$794.0	$742.4
Fair value of plan assets	$703.2	$638.3

Information for OPEB plans with an accumulated postretirement benefit obligation in excess of plan assets has been disclosed above in "Obligations and Changes in Funded Status" as all of our OPEB plans are unfunded.

Accumulated Other Comprehensive Income (Loss)
Amounts recognized in AOCI not yet recognized as components of net periodic pension and OPEB cost, pretax, were as follows:

	As of December 31, 2019			As of December 31, 2018
	Pension	OPEB	Total	Pension	OPEB	Total
	(In millions)
Net actuarial loss (gain)	$685.7	$(167.5)	$518.2	$687.8	$(191.7)	$496.1
Net prior service cost (benefit)	7.1	(4.9)	2.2	10.2	(5.6)	4.6
Total not yet recognized	$692.8	$(172.4)	$520.4	$698.0	$(197.3)	$500.7

Changes in plan assets and benefit obligations recognized in OCI, pretax, were as follows:

	Pension	OPEB	Total
	(In millions)
Accumulated other comprehensive loss (income) as of December 31, 2017	$646.9	$(84.9)	$562.0
Amortization of prior service (costs) benefit	(0.7)	0.2	(0.5)
Amortization of net actuarial (loss) gain	(7.6)	1.7	(5.9)
Net prior service cost	9.8	(4.1)	5.7
Settlement	—	(0.1)	(0.1)
Current year actuarial loss (gain)	46.8	(107.9)	(61.1)
Foreign currency exchange rate change	2.8	(2.2)	0.6
Accumulated other comprehensive loss (income) as of December 31, 2018	$698.0	$(197.3)	$500.7
Amortization of prior service (costs) benefit	(1.1)	0.7	(0.4)
Amortization of net actuarial (loss) gain	(10.4)	14.1	3.7
Net prior service cost	(2.0)	—	(2.0)
Settlement and curtailment	(29.8)	(0.2)	(30.0)
Current year actuarial loss (gain)	38.5	7.4	45.9
Foreign currency exchange rate change	(0.4)	2.9	2.5
Accumulated other comprehensive loss (income) as of December 31, 2019	$692.8	$(172.4)	$520.4

Assumptions
Periodic pension and OPEB cost is actuarially calculated annually for each individual plan based on data available and assumptions made at the beginning of each year. Assumptions used in the calculation include the settlement discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below. The weighted-average rates used in determining the periodic pension and OPEB cost for the fiscal years 2019, 2018 and 2017 were as follows:

	For the years ended
	December 31, 2019		December 31, 2018		December 31, 2017
	Pension	OPEB	Pension	OPEB	Pension	OPEB
Weighted-average assumptions:
Settlement discount rate	3.44%	3.92%	3.01%	3.34%	3.36%	3.76%
Rate of compensation increase	2.00%	N/A	2.00%	N/A	2.00%	N/A
Expected return on plan assets(1)	4.38%	N/A	4.10%	N/A	4.83%	N/A
Health care cost trend rate	N/A	Ranging ratably from 6.5% in 2019 to 4.5% in 2037	N/A	Ranging ratably from 6.75% in 2018 to 4.5% in 2037	N/A	Ranging ratably from 7.0% in 2017 to 4.5% in 2037

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

Benefit obligations are actuarially calculated annually at the end of each year based on the assumptions detailed in the table below. Obligations under the OPEB plans are determined by the application of the terms of medical, dental, vision and life insurance plans, together with relevant actuarial assumptions and heath care cost trend rates. The weighted-average rates used in determining the projected benefit obligation for defined pension plans and the accumulated postretirement benefit obligation for OPEB plans, as of December 31, 2019 and December 31, 2018, were as follows:

	As of December 31, 2019		As of December 31, 2018
	Pension	OPEB	Pension	OPEB
Weighted-average assumptions:
Settlement discount rate	2.55%	2.91%	3.44%	3.92%
Rate of compensation increase	2.00%	N/A	2.00%	N/A
Health care cost trend rate	N/A	Ranging ratably from 6.25% in 2020 to 3.57% in 2040	N/A	Ranging ratably from 6.5% in 2019 to 4.5% in 2037

The change to the weighted-average discount rates used for our defined benefit pension plans and postretirement plans as of December 31, 2019 from December 31, 2018, is primarily the result of declining interest rates during 2019.
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
Target Allocations
The following compares target asset allocation percentages with actual asset allocations on a weighted-average asset basis as of December 31, 2019:

	Target allocations	Actual allocations
Equities	9.7%	7.2%
Fixed income	64.6%	70.1%
Real estate	6.3%	5.5%
Annuities	15.0%	15.1%
Other	4.4%	2.1%

Significant Concentration Risks
We periodically evaluate our defined benefit pension plan assets for concentration risks. As of December 31, 2019, we did not have any individual underlying asset position that composed a significant concentration of each plan's overall assets. However, we currently have significant plan assets invested in U.K., U.S. and Canadian government fixed income holdings. A provisional credit rating downgrade for any of these governments could negatively impact the asset values.
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

Major Categories of Plan Assets
As of December 31, 2019, our major categories of plan assets included the following:

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

•
NAV per share practical expedient—Includes our debt funds, equity funds, hedge fund of funds, infrastructure funds, real estate fund holdings and private equity funds. The market values for these funds are based on the net asset values multiplied by the number of shares owned.

•
Annuities—Includes non-participating annuity buy-in insurance policies purchased to cover a portion of the plan members. The fair value of non-participating contracts fluctuates based on changes in the obligation associated with covered plan members. These values are considered Level 3 due to the use of the significant unobservable inputs used in deriving these assets' fair values.

•
Other—Includes derivatives, repurchase agreements, recoverable taxes for taxes paid and awaiting reclaim due to the tax exempt nature of the pension plan, venture capital, and private equity. Derivatives are priced using observable inputs including yields, interest rate curves and spreads. Exchange traded derivatives are typically priced using the last trade price. Repurchase agreements are agreements where our plan has created an asset exposure using borrowed assets, creating a repurchase agreement liability, to facilitate the trade. The assets associated with the repurchase agreement and equity options are included in the other category in the fair value hierarchy, and the corresponding repurchase agreement liability is classified as Level 1 in the hierarchy, as the liability is valued using quoted prices in active markets. When determining the presentation of our target and asset allocations for repurchase agreements, we are viewing the asset type, as opposed to the investment vehicle, and accordingly include the associated assets within fixed income, specifically interest and inflation linked assets. We include recoverable tax items in Level 1 of this hierarchy, as these are cash receivables and the values are derived from quoted prices in active markets. Private equity is included in Level 3 as the values are based upon the use of unobservable inputs.

Fair Value Hierarchy
The following presents our fair value hierarchy for our defined benefit pension plan assets excluding investments using the NAV per share practical expedient (in millions)

		Fair value measurements as of December 31, 2019
	Total as of December 31, 2019	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents
Cash	$107.2	$107.2	$—	$—
Trades awaiting settlement	17.2	17.2	—	—
Bank deposits, short-term bills and notes	16.4	—	16.4	—
Debt
Government securities	711.8	—	711.8	—
Corporate debt securities	272.3	—	272.3	—
Interest and inflation linked assets	948.1	—	938.8	9.3
Annuities
Buy-in annuities	748.1	—	—	748.1
Other
Equity options	6.3	6.3	—	—
Repurchase agreements	(923.2)	(923.2)	—	—
Recoverable taxes	0.5	0.5	—	—
Private equity	72.8	—	—	72.8
Total fair value of investments excluding NAV per share practical expedient	$1,977.5	$(792.0)	$1,939.3	$830.2
The following presents our total fair value of plan assets including the NAV per share practical expedient for our defined benefit pension plan assets:

Total as of December 31, 2019
(In millions)
Fair value of investments excluding NAV per share practical expedient	$1,977.5
Fair value of investments using NAV per share practical expedient
Debt funds	1,636.7
Equity funds	1,820.5
Real estate funds	20.4
Private equity funds	87.0
Total fair value of plan assets	$5,542.1

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

Total as of December 31, 2018
(In millions)
Fair value of investments excluding NAV per share practical expedient	$3,864.1
Fair value of investments using NAV per share practical expedient
Debt funds	818.8
Equity funds	420.9
Real estate funds	20.0
Private equity funds	93.5
Total fair value of plan assets	$5,217.3

Fair Value: Level Three Rollforward
The following presents our Level 3 Rollforward for our defined pension plan assets excluding investments using the NAV per share practical expedient:

Amount
(In millions)
Balance as of December 31, 2017	$469.0
Total gain or loss (realized/unrealized):
Realized gain (loss)	13.8
Unrealized gain (loss) included in AOCI	(18.8)
Purchases, issuances, settlements	272.2
Foreign exchange translation (loss)/gain	(40.5)
Balance as of December 31, 2018	$695.7
Total gain or loss (realized/unrealized):
Realized gain (loss)	15.3
Unrealized gain (loss) included in AOCI	(19.6)
Purchases, issuances, settlements	105.2
Foreign exchange translation (loss)/gain	33.6
Balance as of December 31, 2019	$830.2

Expected Cash Flows
In 2020, we expect to make contributions to our defined benefit pension plans of approximately $5 million and benefit payments under our OPEB plans of approximately $43 million based on foreign exchange rates as of December 31, 2019. BRI and BDL contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements. Plan funding strategies are influenced by employee benefits, tax laws and plan governance documents.
Expected future benefit payments for defined benefit pension and OPEB plans, based on foreign exchange rates as of December 31, 2019, are as follows:

Expected benefit payments	Pension	OPEB
	(In millions)
2020	$308.1	$42.6
2021	$308.7	$42.8
2022	$308.7	$42.3
2023	$309.5	$41.7
2024	$309.6	$42.5
2025-2029	$1,426.7	$198.5

Defined Contribution Plans
We offer defined contribution pension plans for the majority of our U.S., Corporate, Canadian and U.K. employees. The investment strategy for defined contribution plans are determined by each individual participant from the options we have made available as the plan sponsor. U.S. non-union and Corporate employees are eligible to participate in qualified defined contribution plans which provide for employer contributions ranging from 5% to 11% of eligible compensation (certain employees were also eligible for additional employer contributions). Effective, December 29, 2017, the plans covering the U.S. non-union and Corporate employees were merged while retaining the contribution percentages previously indicated. U.S. union employees are eligible to participate in a qualified defined contribution plan which provides for employer contributions based on factors associated with various collective bargaining agreements. The employer contributions to the U.K. and Canadian plans range from 3% to 8.5% of employee compensation. Both employee and employer contributions were made in cash in accordance with participant investment elections.
We recognized costs associated with defined contribution plans of $80.0 million, $78.5 million and $80.5 million in 2019, 2018 and 2017, respectively.

In addition, we have other deferred compensation and nonqualified defined contribution plans. We have voluntarily funded these liabilities through rabbi trusts. These assets are invested in publicly traded mutual funds whose performance is expected to closely match changes in the plan liabilities. As of December 31, 2019, and December 31, 2018, the plan liabilities were equal to the plan assets and were included in other liabilities and other assets on our consolidated balance sheets, respectively.
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
Collateral
We do not receive and are not required to post collateral unless a change of control event occurs. This termination event would give either party the right to early terminate all outstanding swap transactions in the event that the other party consolidates, merges with, or transfers all or substantially all of its assets to, another entity, and the creditworthiness of the surviving entity that has assumed such party's obligations is materially weaker than that of such party. As of December 31, 2019, we did not have any collateral posted with any of our counterparties.
Derivative Accounting Policies
Overview
Our foreign currency forwards and our forward starting interest rate swaps are designated in hedging relationships as cash flow hedges, and our cross currency swaps are designated as net investment hedges. Prior to settlements discussed below, our interest rate swaps were designated as fair value hedges. In certain situations, we may execute derivatives that do not qualify for, or we do not otherwise seek, hedge accounting but are determined to be important for managing risk. For example, our commodity swaps and commodity options are not designated in hedge accounting relationships. These outstanding economic hedges are measured at fair value on our consolidated balance sheets with changes in fair value recorded in earnings. We have historically elected to apply the NPNS exemption to certain contracts, as applicable. These contracts are typically transacted with our suppliers and include risk management features that allow us to fix the price on specific volumes of purchases for specified delivery periods. We also consider whether any provisions in our contracts represent embedded derivative instruments as defined in authoritative accounting guidance and apply the appropriate accounting.
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
Significant Derivative/Hedge Positions
Interest Rate Swaps
During the fourth quarter of 2017, we voluntarily settled our interest rate swaps with an aggregate notional amount of $1.0 billion, which were previously entered into earlier in 2017 to economically convert our fixed rate $1.0 billion 2017 USD Notes to floating rate debt based on a credit spread plus the one-month LIBOR rate. This settlement resulted in net cash payments of $3.5 million. These swaps were previously designated as fair value hedges with the changes in fair value of the hedged item recognized in earnings. At the time of settlement we ceased adjusting the carrying value of the two $500 million notes for the fair value movements and these cumulative adjustments are now being amortized as a charge to interest expense over the expected remaining term of the respective note. See Note 11, "Debt" for additional details.
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

Net Investment Hedges
On July 7, 2016, we issued EUR 800.0 million senior notes maturing July 15, 2024 to partially fund the Acquisition. Separately, on March 15, 2017, we issued an aggregate of EUR 500 million, 0.35% plus three-month EURIBOR floating rate senior notes due March 15, 2019. Concurrent with the issuances of both sets of Notes, we simultaneously designated the principals as net investment hedges of our investment in our Europe business in order to hedge a portion of the foreign currency translational impacts and, accordingly, record the changes in the carrying value of the 2016 EUR Notes and 2017 EUR Notes due to fluctuations in the spot rate to AOCI. In March 2019, we repaid the 2017 EUR Notes. See Note 11, "Debt" for further discussion.

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
In 2015 we entered into forward starting interest rate swaps with a notional of CAD 600 million in order to manage our exposure to the volatility of the interest rates associated with the future interest payments on the forecasted CAD debt issuances, which ultimately became the 2015 Notes and a portion of the 2016 Notes. The swaps had an effective date of September 2015 and a termination date of September 2025 mirroring the terms of the initially forecasted CAD debt issuance. Under these agreements we were required to early terminate these swaps at the approximate time we issued the previously forecasted debt. We had designated these contracts as cash flow hedges and accordingly, a portion of the CAD 39.2 million ($29.5 million at settlement) loss on the forward starting interest rate swaps is being reclassified from AOCI and amortized to interest expense over the remaining term of the 2015 Notes, due in September 2020, and over a portion of the CAD 500 million notes due in 2026 up to the full 10-year term of the interest rate swap agreements.
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
Separately, effective April 3, 2019, we voluntarily early terminated our $500 million cross currency swaps due in 2020 under which we were receiving EUR interest payments at a rate received of 0.85%, and concurrently entered into new cross currency swap agreements having a total notional of approximately EUR 445 million ($500 million upon execution) in order to hedge a portion of the foreign currency translation impacts of our European investment. As a result of the swaps, we economically converted our 500 million 2.25% senior notes due 2020 and associated interest to EUR denominated, which will result in a EUR interest rate to be received of 0.68%. The termination of the original $500 million cross currency swaps resulted in cash receipts of approximately $47 million which were classified as investing activities in our consolidated statement of cash flows during the second quarter of 2019.
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

Commodity Swaps and Options
We have financial commodity swap and option contracts in place to hedge changes in the prices of natural gas, aluminum, including surcharges relating to our aluminum exposures, corn, barley and diesel. These contracts allow us to swap our floating exposure to changes in these commodity prices for a fixed rate. These contracts are not designated in hedge accounting relationships. As such, changes in fair value of these derivatives are recorded in cost of goods sold in the consolidated statements of operations. We hedge forecasted purchases of natural gas, aluminum, corn and diesel each up to 60 months out in the future for use in our supply chain, in line with our risk management policy. Further, we hedge forecasted purchases of barley based on crop year and physical inventory management. For purposes of measuring segment operating performance, the unrealized changes in fair value of the swaps not designated in hedge accounting relationships are reported in Corporate outside of the segment specific operating results until such time that the exposure we are managing is realized. At that time we reclassify the gain or loss from Corporate to the operating segment, allowing our operating segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility.
Warrants
On October 4, 2018, in connection with the formation of the Truss joint venture, as discussed further in Note 4, "Investments," our joint venture partner, HEXO, issued to our Canadian subsidiary a total of 11.5 million warrants to purchase common shares of HEXO at a strike price of CAD 6.00 per share at any time during the three year period following the formation of the joint venture. The fair value of the warrants at issuance of approximately $45 million was recorded as a non-current asset and as an adjustment to paid-in capital, net of tax. All changes in the fair value of the warrants subsequent to issuance are recorded in other income (expense), net on the consolidated statements of operations.
Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk, as appropriate. The fair value of our warrants to acquire common shares of HEXO at a strike price of CAD 6.00 per share are estimated using the Black-Scholes option-pricing model. As of December 31, 2019 and December 31, 2018, the assumptions used to estimate the fair value of the HEXO warrants are as follows:

	As of December 31, 2019	As of December 31, 2018
Expected term (years)	1.75	2.75
Estimated volatility	81.45%	88.71%
Risk-free interest rate	1.69%	2.04%
Expected dividend yield	—%	—%

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

The table below summarizes our derivative assets and liabilities that were measured at fair value as of December 31, 2019 and December 31, 2018. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion related to measuring the fair value of derivative instruments.

		Fair Value Measurements as of December 31, 2019
	Total as of December 31, 2019	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Cross currency swaps	$10.0	$—	$10.0	$—
Interest rate swaps	(111.5)	—	(111.5)	—
Foreign currency forwards	2.1	—	2.1	—
Commodity swaps and options	(41.2)	—	(41.2)	—
Warrants	2.7	—	2.7	—
Total	$(137.9)	$—	$(137.9)	$—

		Fair Value Measurements as of December 31, 2018
	Total as of December 31, 2018	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Cross currency swaps	$36.5	$—	$36.5	$—
Interest rate swaps	(12.3)	—	(12.3)	—
Foreign currency forwards	16.3	—	16.3	—
Commodity swaps and options	(42.0)	—	(42.0)	—
Warrants	19.6	—	19.6	—
Total	$18.1	$—	$18.1	$—

As of December 31, 2019 and December 31, 2018, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during 2019 were all included in Level 2.

Results of Period Derivative Activity
The following tables include the year-to-date results of our derivative activity in our consolidated balance sheets as of December 31, 2019 and December 31, 2018, and our consolidated statements of operations for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.
Fair Value of Derivative Instruments in the Consolidated Balance Sheets (in millions):

	December 31, 2019
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	$900.0	Other current assets	$1.8	Accounts payable and other current liabilities	$—
		Other non-current assets	8.2	Other liabilities	—
Interest rate swaps	$1,500.0	Other non-current assets	—	Other liabilities	(111.5)
Foreign currency forwards	$237.9	Other current assets	1.9	Accounts payable and other current liabilities	(0.8)
		Other non-current assets	1.4	Other liabilities	(0.4)
Total derivatives designated as hedging instruments			$13.3		$(112.7)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$598.4	Other current assets	$5.7	Accounts payable and other current liabilities	$(36.4)
		Other non-current assets	1.0	Other liabilities	(11.5)
Commodity options(1)	$18.4	Other current assets	—	Accounts payable and other current liabilities	—
Warrants	$53.1	Other non-current assets	2.7	Other liabilities	—
Total derivatives not designated as hedging instruments			$9.4		$(47.9)

	December 31, 2018
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	$500.0	Other non-current assets	$36.5	Other liabilities	$—
Interest rate swaps	$1,500.0	Other non-current assets	—	Other liabilities	(12.3)
Foreign currency forwards	$338.6	Other current assets	7.3	Accounts payable and other current liabilities	(0.1)
		Other non-current assets	9.2	Other liabilities	(0.1)
Total derivatives designated as hedging instruments			$53.0		$(12.5)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$868.4	Other current assets	$12.1	Accounts payable and other current liabilities	$(37.9)
		Other non-current assets	6.1	Other liabilities	(22.3)
Commodity options(1)	$46.6	Other current assets	0.1	Accounts payable and other current liabilities	(0.1)
Warrants	$50.6	Other non-current assets	$19.6	Other liabilities	—
Total derivatives not designated as hedging instruments			$37.9		$(60.3)

(1)	Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.

Items Designated and Qualifying as Hedged Items in Fair Value Hedging Relationships in the Consolidated Balance Sheets (in millions):

Line item in the balance sheet in which the hedged item is included	Carrying amount of the hedged assets/liabilities		Cumulative amount of fair value hedging adjustment(s) in the hedged assets/liabilities(1) Increase/(Decrease)
	As of December 31, 2019	As of December 31, 2018	As of December 31, 2019	As of December 31, 2018
	(In millions)
Current portion of long-term debt and short-term borrowings	$—	$—	$(0.2)	$(0.2)
Long-term debt	$—	$—	$6.5	$8.3
(1)    Entire balances relate to hedging adjustments on discontinued hedging relationships.

The Pretax Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) (in millions):

For the year ended December 31, 2019
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$(99.2)	Interest expense	$(3.0)
Foreign currency forwards	(12.1)	Cost of goods sold	3.1
		Other income (expense), net	(0.7)
Total	$(111.3)		$(0.6)

For the year ended December 31, 2019
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$19.8	Interest expense	$—	Interest expense	$23.5
Total	$19.8		$—		$23.5

For the year ended December 31, 2019
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$20.4	Other income (expense), net	$—	Other income (expense), net	$—
EUR 500 million notes due 2019	10.1	Other income (expense), net	—	Other income (expense), net	—
Total	$30.5		$—		$—

For the year ended December 31, 2018
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$(12.3)	Interest expense	$(3.0)
Foreign currency forwards	26.8	Cost of goods sold	(0.2)
		Other income (expense), net	(0.2)
Total	$14.5		$(3.4)

For the year ended December 31, 2018
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$36.5	Interest expense	$—	Interest expense	$10.7
Total	$36.5		$—		$10.7

(1)	Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and period amortization is recorded in other comprehensive income.

For the year ended December 31, 2018
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$43.0	Other income (expense), net	$—	Other income (expense), net	$—
EUR 500 million notes due 2019	26.9	Other income (expense), net	—	Other income (expense), net	—
Total	$69.9		$—		$—

For the year ended December 31, 2017
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Forward starting interest rate swaps	$—	Interest expense	$(3.7)	Interest expense	$—
Foreign currency forwards	(22.7)	Cost of goods sold	3.7	Cost of goods sold	—
		Other income (expense), net	(2.0)	Other income (expense), net	—
Total	$(22.7)		$(2.0)		$—

For the year ended December 31, 2017
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$(119.0)	Other income (expense), net	$—	Other income (expense), net	$—
EUR 500 million notes due 2019	(63.6)	Other income (expense), net	—	Other income (expense), net	—
Total	$(182.6)		$—		$—

For the year ended December 31, 2017
Derivatives in fair value hedge relationship	Amount of gain (loss) recognized in income on derivative	Location of gain (loss) recognized in income
Interest rate swaps	$(3.5)	Interest expense
Total	$(3.5)

We expect net losses of approximately $2 million (pretax) recorded in AOCI as of December 31, 2019 will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged as of December 31, 2019 is approximately 4 years, as well as those related to our forecasted debt issuances in 2021, 2022, and 2026.
The Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Operations (in millions):

For the year ended December 31, 2019
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Other income (expense), net	Interest expense
Total amount of income and expense line items presented in the consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(6,378.2)	$(14.7)	$(280.9)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	$—	$—	$(3.0)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	$3.1	$(0.7)	$—

For the year ended December 31, 2018
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Other income (expense), net	Interest expense
Total amount of income and expense line items presented in the consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(6,584.8)	$(12.0)	$(306.2)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	$—	$—	$(3.0)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	$(0.2)	$(0.2)	$—

(1)    We had no outstanding fair value hedges during 2019 or 2018.

The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations (in millions):

For the year ended December 31, 2019
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(26.8)
Warrants	Other income (expense), net	(17.8)
Total		$(44.6)

For the year ended December 31, 2018
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(110.5)
Warrants	Other income (expense), net	(23.8)
Total		$(134.3)

For the year ended December 31, 2017
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$150.1
Foreign currency swaps	Other income (expense), net	(8.3)
Total		$141.8

Lower commodity prices relative to our hedged positions, primarily in aluminum and diesel during 2019 and primarily in aluminum during 2018, drove the total losses recognized in income related to commodity swaps for the years ended December 31, 2019 and December 31, 2018. Contrarily, higher commodity prices, primarily in aluminum, during 2017 resulted in the total gain recognized in income related to commodity swaps for the year ended December 31, 2017.
17. Accounts Payable and Other Current Liabilities

	As of
	December 31, 2019	December 31, 2018
	(In millions)
Accounts payable and accrued trade payables	$1,568.1	$1,616.8
Accrued compensation	260.9	224.6
Accrued excise and other non-income related taxes	278.3	244.1
Accrued interest	107.0	112.6
Accrued selling and marketing costs	118.7	120.0
Container liability	123.5	163.0
Operating leases	46.6	—
Other(1)	264.2	225.3
Accounts payable and other current liabilities	$2,767.3	$2,706.4

(1)
Includes current liabilities related to derivatives, income taxes, pensions and other postretirement benefits, mandatorily redeemable noncontrolling interest liabilities, and various other accrued expenses.

18. Commitments and Contingencies
Letters of Credit
As of December 31, 2019, we had $60.9 million outstanding in letters of credit with financial institutions. These letters primarily expire throughout 2020 and $19.3 million of the letters contain a feature that automatically renews the letter for an additional year if no cancellation notice is submitted. These letters of credit are being maintained as security for deferred compensation payments, reimbursements to insurance companies, reimbursements to the trustee for pension payments, deductibles or retention payments made on our behalf, various payments due to governmental agencies, operations of underground storage tanks and other general business purposes, and are not included on our consolidated balance sheets.
Guarantees and Indemnities
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of December 31, 2019 and December 31, 2018, the consolidated balance sheets include liabilities related to these guarantees of $37.7 million and $35.9 million, respectively. See Note 4, "Investments" for further detail.
Kaiser
In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In addition, we provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. We settled a portion of our tax credit indemnity obligation during 2010. The maximum potential claims amount for the remainder of the purchased tax credits was $87.0 million as of December 31, 2019. Our total estimate of the indemnity liability as of December 31, 2019 was $10.0 million, of which $4.0 million was classified as a current liability and $6.0 million classified as non-current.
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
Additionally, we also provided FEMSA with indemnity related to all other tax, civil, and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded and disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. As a result of these contract provisions, our estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs arising from the federal or any of the various state governments in Brazil. The recorded value of the tax, civil, and labor indemnity liability was $4.2 million as of December 31, 2019, which is classified as non-current. For the remaining portion of our indemnity obligations, not deemed probable, we continue to utilize probability-weighted scenarios in determining the value of the indemnity obligations.
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

The table below provides a summary of reserves associated with the Kaiser indemnity obligations from December 31, 2016, through December 31, 2019:

Total indemnity reserves
(In millions)
Balance as of December 31, 2016	$17.6
Changes in estimates	—
Foreign exchange impacts	(0.3)
Balance as of December 31, 2017	$17.3
Changes in estimates	—
Foreign exchange impacts	(2.6)
Balance as of December 31, 2018	$14.7
Changes in estimates	—
Foreign exchange impacts	(0.5)
Balance as of December 31, 2019	$14.2

Purchase Obligations
We have various long-term supply contracts and distribution agreements with unaffiliated third parties and our joint venture partners to purchase materials used in production and packaging and to provide distribution services. The supply contracts provide that we purchase certain minimum levels of materials throughout the terms of the contracts. Additionally, we have various long-term non-cancelable commitments for advertising, sponsorships and promotions, including marketing at sports arenas, stadiums and other venues and events. The future aggregate minimum required commitments under these purchase obligations are shown in the table below based on foreign exchange rates as of December 31, 2019. The amounts in the table do not represent all anticipated payments under long-term contracts. Rather, they represent unconditional, non-cancelable purchase commitments under contracts with remaining terms greater than one year.

Year	Supply and Distribution	Advertising and Promotions
	(Amounts in millions)
2020	$467.6	$100.2
2021	372.2	97.9
2022	341.3	77.6
2023	225.4	63.8
2024	118.6	60.8
Thereafter	458.4	155.0
Total	$1,983.5	$555.3

Total purchases under our supply and distribution contracts in 2019, 2018 and 2017 were approximately $1.0 billion, $1.1 billion and $1.2 billion, respectively. Total marketing and advertising expense was approximately $1.2 billion, $1.2 billion and $1.3 billion in 2019, 2018 and 2017, respectively.
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have an aggregate accrued contingent liability of $16.2 million and $13.7 million as of December 31, 2019 and December 31, 2018, respectively. While we cannot predict the eventual aggregate cost for litigation, other disputes and environmental matters in which we are currently involved, we believe adequate reserves have been provided for losses that are probable and estimable. Additionally, as noted below, there are certain loss contingencies that we deem reasonably possible for which a range of loss is not estimable at this time; for all other matters, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our consolidated financial statements.
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
In 2017, a local jurisdictional court ruled in our favor related to our challenge of the validity of historical assessments from a local country regulatory authority related to indirect tax calculations in our Europe operations. Based on this favorable ruling, we released a previously recorded provision in the first quarter of 2017 as we no longer deemed this loss probable. This resulted in a benefit of approximately $50 million, recorded within the excise taxes line item on the consolidated statement of operations during the year ended December 31, 2017.
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
In December 2018, the U.S. Department of Treasury issued a regulation that impacts our ability to claim a refund of certain federal duties, taxes, and fees paid for beer sold between the U.S. and certain other countries effective in February 2019. As a result, based on the terms of the regulation, it is the U.S. Department of Treasury’s view that future claims will no longer be accepted, and we may be further unable to collect historically claimed, but not yet received, refunds of approximately $40 million, which are recorded within other non-current assets on our consolidated balance sheet as of December 31, 2019. In January 2020, the United States Court of International Trade issued an opinion and order ruling the challenged portions of this regulation dealing with refunds of certain federal duties, taxes and fees paid with respect to certain imported beer, to the extent of certain exported beer, to be unlawful. The U.S. Department of Treasury has until February 18, 2020 to provide a response to the proposed final judgment. We will continue to monitor this matter including our ability to collect our historically claimed refunds as well our ability to claim ongoing refunds should the court's decision remain upheld.
On February 15, 2019, two purported stockholders filed substantially similar putative class action complaints against the Company, Mark R. Hunter, and Tracey I. Joubert (the “Defendants”) in the United States District Court for the District of Colorado (the “Colorado District Court”), and in the United States District Court for the Northern District of Illinois (the “Illinois District Court”). On February 21, 2019, another purported stockholder filed a substantially similar complaint in the Colorado District Court. The plaintiffs purport to represent a class of the Company’s stockholders and assert that the Defendants violated Sections 10(b) and 20(a) of the Exchange Act by allegedly making false and misleading statements or omissions regarding the Company’s restatement of consolidated financial statements for the years ended December 31, 2016 and December 31, 2017, and that the Company purportedly lacked adequate internal controls over financial reporting. The plaintiffs seek, among other things, an unspecified amount of damages and reasonable attorneys’ fees, expert fees and other costs. On April 16, 2019, motions to consolidate and appoint a lead plaintiff were filed in each case. On May 24, 2019, the securities class action suit filed with the Illinois District Court was transferred to the Colorado District Court, but was voluntarily dismissed on July 25, 2019. On October 2, 2019, the class action lawsuits originally filed in Colorado District Court were consolidated, and, on October 3, 2019, the court appointed a lead plaintiff and lead counsel for the consolidated case. On December 9, 2019, the lead plaintiff filed its amended complaint alleging that the Defendants made false statements and material omissions to the market beginning in February 2017 and ending in February 2019, which, it alleges, misled the market as to the strength of our financial condition and internal control processes related to financial accounting. The amended complaint further alleges that the Company and the Defendants caused the Company to falsely report its financial results by overstating retained earnings, net income, and tax benefits and understating deferred tax liabilities in an effort to inflate the price of our common stock. We filed a motion to dismiss the amended complaint on January 23, 2020. We intend to defend the claims vigorously. A range of potential loss is not estimable at this time.
On March 26, 2019, a purported stockholder filed a purported shareholder derivative action in Colorado District Court against the Company’s board of directors and certain current officers (the “Individual Defendants”), and the Company as a nominal defendant. On May 14, 2019, another purported stockholder filed a substantially similar complaint in the Colorado District Court. On August 12, 2019, a third derivative complaint was filed in Colorado District Court by purported stockholders. All three derivative complaints assert claims against the Individual Defendants for breaches of fiduciary duty and unjust enrichment arising out of the Company’s dissemination to shareholders of purportedly materially misleading and inaccurate information in connection with the Company’s restatement of consolidated financial statements for the years ended December 31, 2016 and December 31, 2017. The complaints further allege that the Company lacked adequate internal controls over financial reporting. The third derivative complaint filed in August also alleges the Individual Defendants violated Sections 14(a) and 20(a) of the Exchange Act by issuing misleading statements in the Company's proxy statement. The relief sought in the complaints include changes to the Company’s corporate governance procedures, unspecified damages, restitution, and attorneys’ fees, expert fees, other costs and such other relief as the court deems proper. The parties have agreed to administratively stay the proceedings in the various shareholder derivative actions until the federal district court rules on the company's motion to dismiss filed on January 23, 2020 in the above mentioned consolidated securities action. All three derivative actions have been administratively closed, subject to being reopened for good cause shown. A range of potential loss is not estimable at this time.
In June 2019, the Ontario provincial government adopted a bill that, if enacted, would terminate a 10-year Master Framework Agreement that was originally signed between the previous government administration and MCBC, Labatt Brewing Company Limited, Sleeman Breweries Ltd., and Brewers Retail Inc. in 2015 and governs the terms of the beer distribution and retail systems in Ontario through 2025. The government has not yet proclaimed the bill as law. The impacts of these potential legislative changes are unknown at this time, but could have a negative impact on the results of operations, cash flows and financial position of the Canada segment. While discussions remain ongoing with the government to reach a mutually agreeable alternative to the enactment of the law, the Company and the other Master Framework Agreement signatories are prepared to vigorously defend our rights and pursue legal recourse, should the Master Framework Agreement be unilaterally terminated by the enactment of the legislation.
Environmental
When we determine it is probable that a liability for environmental matters or other legal actions exists and the amount of the loss is reasonably estimable, an estimate of the future costs is recorded as a liability in the financial statements. Costs that extend the life, increase the capacity or improve the safety or efficiency of our assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. Total environmental expenditures recognized for 2019, 2018 and 2017 were immaterial to our consolidated financial statements.
Canada
Our Canada brewing operations are subject to provincial environmental regulations and local permit requirements. Our Montréal, Chilliwack and Toronto breweries have water treatment facilities to pre-treat waste water before it goes to the respective local governmental facility for final treatment. We have environmental programs in Canada including organization, monitoring and verification, regulatory compliance, reporting, education and training, and corrective action.
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
Lowry
We are one of a number of entities named by the Environmental Protection Agency ("EPA") as a PRP at the Lowry Superfund site in Colorado. This landfill is owned by the City and County of Denver ("Denver") and is managed by Waste Management of Colorado, Inc. ("Waste Management"). In 1990, we recorded a pretax charge of $30 million, a portion of which was put into a trust in 1993 as part of a settlement with Denver and Waste Management regarding the then-outstanding litigation. Our settlement was based on an assumed remediation cost of $120 million (in 1992 adjusted dollars). We are obligated to pay a portion of future costs in excess of that amount.
Waste Management provides us with updated annual cost estimates through 2032. We review these cost estimates in the assessment of our accrual related to this issue. Our expected liability is based on our best estimates available.
Based on the assumptions utilized, the present value and gross amount of the costs as of December 31, 2019 are approximately $6 million and $7 million, respectively. Cost estimates were discounted using a 1.92% risk-free rate of return. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.

Considering the estimates extend through the year 2032 and the related uncertainties at the site, including what additional remedial actions may be required by the EPA, new technologies and what costs we are required to cover, the estimate of our liability may change as further facts develop. We cannot predict the amount of any such change, but additional accruals in the future are possible.
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
Europe and International
We are subject to the requirements of governmental and local environmental and occupational health and safety laws and regulations within each of the countries in which we operate. Compliance with these laws and regulations did not materially affect our 2019 capital expenditures, results of operations or our financial or competitive position, and we do not currently anticipate that they will do so in 2020.
19. Leases
Montreal Brewery Sale and Leaseback Transaction
In June 2019, we completed the sale of our Montreal brewery for $96.2 million (CAD 126 million), resulting in a $61.3 million gain, which was recorded as a special item. In conjunction with the sale, we agreed to lease back the existing property to continue operations on an uninterrupted basis for a period up to 5 years with early termination options at our discretion, while our new brewery in Longueuil, Quebec is being constructed. Accordingly, we have recorded operating lease right-of-use assets and liabilities of approximately CAD 6 million assuming a lease term that is coterminous with the construction of our new brewery, which is currently expected to be operational in 2021. However, due to the uncertainty inherent in our estimates, the term of the brewery lease is subject to reassessment. Once the existing property has been entirely redeveloped by the purchaser, we plan to lease a minor portion of the future space for administrative and other purposes. We have evaluated this transaction pursuant to the accounting guidance for sale and leaseback transactions and concluded that the relevant criteria have been met for full gain recognition upon completion of the transaction in the second quarter of 2019.
Lease Financial Information
For the year ended December 31, 2019, lease expense (including immaterial short-term and variable lease costs) was as follows:

Year ended December 31, 2019
(In millions)
Operating lease expense	$71.0
Finance lease expense	12.1
Total lease expense	$83.1

Separately, as a result of our decision to close our Denver, Colorado office, we recorded an impairment loss of $1.1 million to the Denver, Colorado office lease right-of use asset in the fourth quarter of 2019.

Supplemental cash flow information related to leases for the year ended December 31, 2019 was as follows:

Year ended December 31, 2019
(In millions)
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from operating leases	$52.2
Operating cash flows from finance leases	$3.8
Financing cash flows from finance leases	$2.8
Supplemental non-cash information on right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$45.6
Finance leases	$9.2

Supplemental balance sheet information related to leases as of December 31, 2019 was as follows:

		As of
		December 31, 2019
	Balance Sheet Classification	(In millions)
Operating Leases
Operating lease right-of-use assets	Other assets	$154.5
Current operating lease liabilities	Accounts payable and other current liabilities	$46.6
Non-current operating lease liabilities	Other liabilities	119.5
Total operating lease liabilities		$166.1

Finance Leases
Finance lease right-of-use assets	Properties, net	$73.0
Current finance lease liabilities	Current portion of long-term debt and short-term borrowings	$34.5
Non-current finance lease liabilities	Long-term debt	60.0
Total finance lease liabilities		$94.5
The weighted-average remaining lease term and discount rate as of December 31, 2019 are as follows:

	Weighted-Average Remaining Lease Term (Years)	Weighted-Average Discount Rate
Operating leases	4.5	4.2%
Finance leases	9.8	6.1%

Based on foreign exchange rates as of December 31, 2019, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(In millions)
2020	$52.2	$38.9
2021	42.2	6.5
2022	32.8	6.5
2023	23.0	6.5
2024	11.2	6.5
Thereafter	21.3	68.7
Total lease payments	$182.7	$133.6
Less: interest	(16.6)	(39.1)
Present value of lease liabilities	$166.1	$94.5

Executed leases that have not yet commenced as of December 31, 2019 are immaterial.
Information as of December 31, 2018, as well as comparative period information under historical lease accounting guidance
Gross assets recorded under finance leases as of December 31, 2018 were $82.5 million. The associated accumulated amortization on these assets as of December 31, 2018 was $13.2 million. These amounts are recorded within properties, net on the consolidated balance sheet. Current and non-current finance lease liabilities as of December 31, 2018 were $3.2 million and $82.1 million, respectively, and were recorded in accounts payable and other current liabilities and other non-current liabilities, respectively, on the consolidated balance sheet. Separately, during the year ended December 31, 2018 and December 31, 2017, non-cash activities related to the recognition of finance leases was $15.5 million and $33.8 million, respectively.
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

Total rent expense was $66.1 million and $64.1 million in 2018 and 2017, respectively.

20. Supplemental Guarantor Information
For purposes of this Note 20, including the tables, "Parent Issuer" shall mean MCBC. "Subsidiary Guarantors" shall mean certain Canadian and U.S. subsidiaries reflecting the substantial operations of each of our Canada and U.S. segments.
SEC Registered Securities
On May 3, 2012, MCBC issued $1.9 billion of senior notes, in a registered public offering, consisting of $300 million 2.0% senior notes due 2017 (subsequently repaid in the second quarter of 2017), $500 million 3.5% senior notes due 2022, and $1.1 billion 5.0% senior notes due 2042. Additionally, on July 7, 2016, MCBC issued the $500 million 1.45% senior notes due 2019 (subsequently repaid in the third quarter of 2019), $1.0 billion 2.10% senior notes due 2021, $2.0 billion 3.0% senior notes due 2026, $1.8 billion 4.2% senior notes due 2046 and EUR $800.0 million 1.25% senior notes due 2024, in a registered public offering. In December 2017, MCBC completed an exchange offer in which it issued publicly registered senior notes in exchange for its $500 million 1.90% senior notes due 2019 (subsequently repaid in the first quarter of 2019), $500 million 2.25% senior notes due 2020 and our EUR 500 million floating rate senior notes due 2019 (subsequently repaid in the first quarter of 2019), which were issued in private placement transactions in March 2017. "Parent Issuer" in the below tables is specifically referring to MCBC in its capacity as the issuer of these 2012, 2016 and 2017 issuances. These senior notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. Each of the Subsidiary Guarantors is 100% owned by the Parent Issuer. The guarantees are full and unconditional and joint and several.
None of our other outstanding debt is registered with the SEC, and such other outstanding debt is guaranteed on a senior unsecured basis by the Parent and/or Subsidiary Guarantors. These guarantees are full and unconditional and joint and several. See Note 11, "Debt" for details of all debt issued and outstanding as of December 31, 2019.
Presentation
In the fourth quarter of 2019, MillerCoors LLC, a subsidiary guarantor, as well as certain other subsidiary guarantors declared distributions totaling approximately $5 billion to MCBC, which were simultaneously non-cash settled via offset to an equal amount of payables that were owed by MCBC to MillerCoors LLC and the other subsidiary guarantors. Also in the fourth quarter of 2019, two subsidiary guarantors, each separately agreed to transfer certain intercompany note receivables to two separate subsidiary non-guarantors, in consideration for equity in non-cash transactions of approximately CAD 5 billion and approximately EUR 1 billion, respectively.
In the first quarter of 2018, MillerCoors LLC, a subsidiary guarantor, declared a distribution of approximately $1.7 billion to MCBC, which was simultaneously non-cash settled via offset to an equal amount of payables that were owed by MCBC to MillerCoors LLC.
The following information sets forth the condensed consolidating statements of operations for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, condensed consolidating balance sheets as of December 31, 2019 and December 31, 2018, and condensed consolidating statements of cash flows for the years ended December 31, 2019, December 31, 2018 and December 31, 2017. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Issuer and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN MILLIONS)

	Year ended
	December 31, 2019
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$115.8	$9,931.2	$3,583.6	$(621.5)	$13,009.1
Excise taxes	—	(1,356.5)	(1,073.2)	—	(2,429.7)
Net sales	115.8	8,574.7	2,510.4	(621.5)	10,579.4
Cost of goods sold	(8.4)	(5,057.6)	(1,762.0)	449.8	(6,378.2)
Gross profit	107.4	3,517.1	748.4	(171.7)	4,201.2
Marketing, general and administrative expenses	(244.0)	(1,994.9)	(660.8)	171.7	(2,728.0)
Special items, net	(14.4)	(317.1)	(377.3)	—	(708.8)
Equity income (loss) in subsidiaries	593.4	(444.8)	(199.1)	50.5	—
Operating income (loss)	442.4	760.3	(488.8)	50.5	764.4
Interest income (expense), net	(297.9)	262.1	(236.9)	—	(272.7)
Other pension and postretirement benefits (costs), net	—	(25.4)	28.3	—	2.9
Other income (expense), net	(0.5)	(47.5)	33.3	—	(14.7)
Total other income (expense), net	(298.4)	189.2	(175.3)	—	(284.5)
Income (loss) before income taxes	144.0	949.5	(664.1)	50.5	479.9
Income tax benefit (expense)	97.7	(354.4)	23.0	—	(233.7)
Net income (loss)	241.7	595.1	(641.1)	50.5	246.2
Net (income) loss attributable to noncontrolling interests	—	—	(4.5)	—	(4.5)
Net income (loss) attributable to MCBC	$241.7	$595.1	$(645.6)	$50.5	$241.7
Comprehensive income (loss) attributable to MCBC	$304.3	$695.3	$(608.3)	$(87.0)	$304.3

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
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

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
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

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(IN MILLIONS)

	As of
	December 31, 2019
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$15.7	$119.6	$388.1	$—	$523.4
Accounts receivable, net	—	396.3	318.5	—	714.8
Other receivables, net	14.4	58.4	32.7	—	105.5
Inventories, net	—	449.1	166.8	—	615.9
Other current assets, net	3.0	126.0	95.8	—	224.8
Intercompany accounts receivable	94.1	190.0	14.9	(299.0)	—
Total current assets	127.2	1,339.4	1,016.8	(299.0)	2,184.4
Properties, net	19.8	3,294.7	1,232.0	—	4,546.5
Goodwill	—	6,146.5	1,484.9	—	7,631.4
Other intangibles, net	4.0	11,750.6	1,901.4	—	13,656.0
Net investment in and advances to subsidiaries	21,200.6	8,364.9	4,497.9	(34,063.4)	—
Other assets	137.2	364.4	417.9	(78.0)	841.5
Total assets	$21,488.8	$31,260.5	$10,550.9	$(34,440.4)	$28,859.8
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$170.7	$1,722.0	$874.6	$—	$2,767.3
Current portion of long-term debt and short-term borrowings	499.7	415.1	13.4	—	928.2
Intercompany accounts payable	—	150.7	148.3	(299.0)	—
Total current liabilities	670.4	2,287.8	1,036.3	(299.0)	3,695.5
Long-term debt	7,250.3	779.1	80.1	—	8,109.5
Pension and postretirement benefits	7.2	695.5	13.9	—	716.6
Deferred tax liabilities	—	1,593.3	743.3	(78.0)	2,258.6
Other liabilities	142.6	172.2	91.7	—	406.5
Intercompany notes payable	—	—	65.0	(65.0)	—
Total liabilities	8,070.5	5,527.9	2,030.3	(442.0)	15,186.7
MCBC stockholders' equity	13,419.4	25,796.5	8,266.9	(34,063.4)	13,419.4
Intercompany notes receivable	(1.1)	(63.9)	—	65.0	—
Total stockholders' equity	13,418.3	25,732.6	8,266.9	(33,998.4)	13,419.4
Noncontrolling interests	—	—	253.7	—	253.7
Total equity	13,418.3	25,732.6	8,520.6	(33,998.4)	13,673.1
Total liabilities and equity	$21,488.8	$31,260.5	$10,550.9	$(34,440.4)	$28,859.8

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
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

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(IN MILLIONS)

	Year ended
	December 31, 2019
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$1,328.1	$494.9	$279.8	$(205.5)	$1,897.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(9.3)	(354.9)	(229.6)	—	(593.8)
Proceeds from sales of properties and other assets	—	110.3	5.6	—	115.9
Other	46.2	(4.5)	2.9	—	44.6
Net intercompany investing activity	89.9	84.9	65.2	(240.0)	—
Net cash provided by (used in) investing activities	126.8	(164.2)	(155.9)	(240.0)	(433.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	1.6	—	—	—	1.6
Dividends paid	(389.6)	(205.5)	(34.8)	205.5	(424.4)
Payments on debt and borrowings	(1,566.3)	(0.9)	(19.0)	—	(1,586.2)
Proceeds on debt and borrowings	—	—	3.0	—	3.0
Net proceeds from (payments on) revolving credit facilities and commercial paper	—	—	(4.7)	—	(4.7)
Other	(3.8)	(9.8)	17.3	—	3.7
Net intercompany financing activity	—	(156.2)	(83.8)	240.0	—
Net cash provided by (used in) financing activities	(1,958.1)	(372.4)	(122.0)	445.5	(2,007.0)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(503.2)	(41.7)	1.9	—	(543.0)
Effect of foreign exchange rate changes on cash and cash equivalents	3.1	5.2	0.2	—	8.5
Balance at beginning of year	515.8	156.1	386.0	—	1,057.9
Balance at end of period	$15.7	$119.6	$388.1	$—	$523.4

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
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

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(IN MILLIONS)

	Year ended
	December 31, 2017
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$792.5	$1,474.7	$818.5	$(1,219.4)	$1,866.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(12.1)	(428.6)	(158.9)	—	(599.6)
Proceeds from sales of properties and other assets	—	4.4	56.1	—	60.5
Other	—	0.4	0.5	—	0.9
Net intercompany investing activity	72.1	21.1	(254.4)	161.2	—
Net cash provided by (used in) investing activities	60.0	(402.7)	(356.7)	161.2	(538.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	4.0	—	—	—	4.0
Dividends paid	(324.0)	(809.5)	(439.3)	1,219.4	(353.4)
Payments on debt and borrowings	(2,600.0)	(398.4)	(1.7)	—	(3,000.1)
Proceeds on debt and borrowings	1,536.0	—	—	—	1,536.0
Debt issuance costs	(7.0)	—	—	—	(7.0)
Net proceeds from (payments on) revolving credit facilities and commercial paper	378.5	—	(4.2)	—	374.3
Other	(12.9)	(11.1)	(26.2)	—	(50.2)
Net intercompany financing activity	32.2	149.1	(20.1)	(161.2)	—
Net cash provided by (used in) financing activities	(993.2)	(1,069.9)	(491.5)	1,058.2	(1,496.4)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(140.7)	2.1	(29.7)	—	(168.3)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(2.7)	28.7	—	26.0
Balance at beginning of year	147.3	141.5	272.1	—	560.9
Balance at end of period	$6.6	$140.9	$271.1	$—	$418.6

21. Quarterly Financial Information (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2019	2018	2019	2018	2019	2018	2019	2018
	(In millions, except per share data)
Sales	$2,800.1	$2,868.0	$3,620.0	$3,820.5	$3,498.0	$3,625.1	$3,091.0	$3,024.4
Excise taxes	(496.8)	(536.5)	(671.7)	(735.3)	(656.4)	(690.9)	(604.8)	(605.7)
Net sales	2,303.3	2,331.5	2,948.3	3,085.2	2,841.6	2,934.2	2,486.2	2,418.7
Cost of goods sold	(1,413.0)	(1,535.7)	(1,759.8)	(1,739.1)	(1,685.4)	(1,714.0)	(1,520.0)	(1,596.0)
Gross profit	$890.3	$795.8	$1,188.5	$1,346.1	$1,156.2	$1,220.2	$966.2	$822.7
Amounts attributable to Molson Coors Beverage Company:
Net income (loss) attributable to Molson Coors Beverage Company	$151.4	$278.1	$329.4	$424.1	$(402.8)	$338.3	$163.7	$76.0
Basic net income (loss) attributable to Molson Coors Beverage Company per share	$0.70	$1.29	$1.52	$1.96	$(1.86)	$1.57	$0.76	$0.35
Diluted net income (loss) attributable to Molson Coors Beverage Company per share	$0.70	$1.28	$1.52	$1.96	$(1.86)	$1.56	$0.75	$0.35

The sum of the quarterly net income per share amounts may not agree to the full-year net income per share amounts. We calculate net income per share based on the weighted-average number of outstanding shares during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full-year result that does not agree to the sum of the individual quarters. Additionally, due to the anti-dilutive effect resulting from the reported net loss attributable to MCBC for the three months ended September 30, 2019, the impact of potentially dilutive securities has been excluded from the quarterly calculation of weighted-average shares for diluted EPS for the third quarter of 2019.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such disclosure controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
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
Our Chief Executive Officer and our Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework and criteria established in Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
An independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their report which appears in Part II—Item 8 Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to our definitive proxy statement for our 2020 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2019.
ITEM 11.    EXECUTIVE COMPENSATION
Incorporated by reference to our definitive proxy statement for our 2020 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2019.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to our definitive proxy statement for our 2020 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2019.
Equity Compensation Plan Information
The following table summarizes information about the Incentive Compensation Plan as of December 31, 2019. All outstanding awards shown in the table below relate to our Class B common stock.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders(1)	3,384,076	$68.77	2,979,709
Equity compensation plans not approved by security holders	—	N/A	—
Total	3,384,076	$68.77	2,979,709

(1)
Under the Incentive Compensation Plan, we may issue RSUs, DSUs, PSUs and stock options. Amount in column A includes 1,169,125 RSUs and DSUs, 652,241 PSUs (assuming the target award is met) and 1,562,710 options, respectively, outstanding as of December 31, 2019. See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Share-Based Payments" for further discussion. Outstanding RSUs, DSUs and PSUs do not have exercise prices and therefore have been disregarded for purposes of calculating the weighted-average exercise price.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to our definitive proxy statement for our 2020 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2019.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to our definitive proxy statement for our 2020 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2019.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits
The following are filed or incorporated by reference as a part of this Annual Report on Form 10-K:

(1)	Management's Report
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2019, December 31, 2018, and December 31, 2017
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, December 31, 2018, and December 31, 2017
Consolidated Balance Sheets as of December 31, 2019, and December 31, 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2019, December 31, 2018, and December 31, 2017
Consolidated Statements of Stockholders' Equity and Noncontrolling Interests for the years ended December 31, 2019, December 31, 2018, and December 31, 2017
Notes to Consolidated Financial Statements

(2)	Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2019, December 31, 2018, and December 31, 2017

(3)	Exhibit list

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Molson Coors Beverage Company, as amended to date.				X
3.2	Fourth Amended and Restated Bylaws of Molson Coors Beverage Company.	8-K	3.2	January 2, 2020
4.1.1	Specimen Class A Common Stock Certificate				X
4.1.2	Specimen Class B Common Stock Certificate				X
4.2.1	Indenture, dated as of May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.1	May 3, 2012
4.2.2	First Supplemental Indenture, dated as of May 3, 2012, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.2	May 3, 2012
4.2.3	Second Supplemental Indenture, dated as of June 15, 2012, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.8	August 8, 2012
4.2.4	Third Supplemental Indenture, dated as of May 13, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.3	June 28, 2016

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
4.2.5	Fourth Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.9	November 1, 2016
4.2.6	Fifth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.10	November 1, 2016
4.2.7	Sixth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.2.7	February 14, 2017
4.2.8	Seventh Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.1.8	February 14, 2018
4.3	Form of 3.500% Senior Notes due 2022.	8-K	4.2	May 3, 2012
4.4	Form of 5.000% Senior Notes due 2042.	8-K	4.2	May 3, 2012
4.5	Registration Rights Agreement, dated as of February 9, 2005, by and among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969.	8-K	99.2	February 15, 2005
4.6.1	Indenture, dated as of September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.1	September 18, 2015
4.6.2	First Supplemental Indenture, dated as of September 18, 2015, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.2	September 18, 2015
4.6.3	Second Supplemental Indenture, dated as of September 18, 2015, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.3	September 18, 2015
4.6.4	Third Supplemental Indenture, dated as of May 13, 2016, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.2	June 28, 2016
4.6.5	Fourth Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.3	November 1, 2016
4.6.6	Fifth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.4	November 1, 2016

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
4.6.7	Sixth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	4.4.7	February 14, 2017
4.6.8	Seventh Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	4.5.8	February 14, 2018
4.7	Form of 2.75% Series 2 Notes due 2020.	8-K	4.3	September 18, 2015
4.8.1	Indenture, dated as of July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.1	July 7, 2016
4.8.2	First Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and paying agent.	8-K	4.2	July 7, 2016
4.8.3	Second Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.3	July 7, 2016
4.8.4	Third Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.14	November 1, 2016
4.8.5	Fourth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.15	November 1, 2016
4.8.6	Fifth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.5.6	February 14, 2017
4.8.7	Sixth Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.8.7	February 14, 2018
4.9	Form of 1.250% Senior Notes due 2024.	8-K	4.2	July 7, 2016
4.10	Form of 2.100% Senior Notes due 2021.	8-K	4.3	July 7, 2016
4.11	Form of 3.000% Senior Notes due 2026.	8-K	4.3	July 7, 2016
4.12	Form of 4.200% Senior Notes due 2046.	8-K	4.3	July 7, 2016
4.13.1	Indenture, dated as of July 7, 2016, by and among Molson Coors International LP, Molson Coors Brewing Company, as parent, the subsidiary guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.9	July 7, 2016
4.13.2	First Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, Molson Coors Brewing Company, as parent, the subsidiary guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.10	July 7, 2016

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
4.13.3		Second Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.7	November 1, 2016
4.13.4		Third Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.8	November 1, 2016
4.13.5		Fourth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	4.11.5	February 14, 2017
4.13.6		Fifth Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	4.14.6	February 14, 2018
4.14		Form of 2.840% Senior Notes due 2023.	8-K	4.10	July 7, 2016
4.15		Form of 3.440% Senior Notes due 2026.	8-K	4.10	July 7, 2016
4.16.1		Indenture, dated as of March 15, 2017, by and among Molson Coors Brewing Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.1	March 15, 2017
4.16.2		First Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated as of March 15, 2017, by and among Molson Coors Brewing Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	4.17.2	February 14, 2018
4.17		Form of 2.250% Senior Notes due 2020.	8-K	4.1	March 15, 2017
4.18		Description of Registrant's Securities				X
10.1	*	Amended and Restated Molson Coors Brewing Company Directors' Stock Plan effective May 31, 2012.	10-Q	10.7	August 8, 2012
10.2.1	*	Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.1	August 6, 2015
10.2.2	*	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-K	10.2.2	February 14, 2017
10.2.3	*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-K	10.2.3	February 14, 2017
10.2.4	*	Form of Directors DSU Award Statement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-K	10.2.4	February 14, 2017
10.2.5	*	Form of Directors RSU Award Statement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.6	November 7, 2008
10.2.6	*	Form of Stock Option pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-K	10.7.8	February 12, 2015
10.3	*	Form of Executive Continuity and Protection Program Letter Agreement.	10-Q	10.7	May 11, 2005
10.4	*	Molson Coors Brewing Company Amended and Restated Change in Control Protection Program dated as of July 18, 2019.	8-K	10.1	July 24, 2019

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.5	*	Offer Letter, dated as of September 30, 2016, by and between Peter H. Coors and Molson Coors Brewing Company.	8-K	10.1	October 4, 2016
10.6.1		Credit Agreement, dated as of July 7, 2017, by and among Molson Coors Brewing Company, the borrowing subsidiaries party thereto, CitiBank, N.A., as administrative agent and a U.S. issuing bank, Bank of America, N.A., as a U.S. issuing bank, The Bank of Tokyo Mitsubishi UFJ, LTD. as a U.S. issuing bank, Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and The Bank of Tokyo Mitsubishi UFJ, Ltd. as joint lead arrangers and joint bookrunners, and Bank of America, N.A. and The Bank of Tokyo Mitsubishi UFJ, Ltd. as Co-Syndication Agents.	8-K	10.1	July 13, 2017
10.6.2		Amendment No. 1 and Extension Agreement, dated as of July 19, 2018, by and among Molson Coors Brewing Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc. and Molson Coors International LP, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	10.1	July 19, 2018
10.6.3		Extension Agreement, dated as of July 7, 2019, by and among Molson Coors Brewing Company, the Lenders party thereto, and Citibank, N.A., as Administrative Agent.	8-K	10.1	July 8, 2019
10.6.4		Subsidiary Guarantee Agreement, dated as of July 7, 2017, by and among Molson Coors Brewing Company, the subsidiaries named on Schedule I thereto, and Citibank, N.A., as administrative agent.	8-K	10.2	July 13, 2017
10.6.5		Supplement No. 1, dated as of January 11, 2018, to the Subsidiary Guarantee Agreement, dated July 7, 2017, by and among Molson Coors Brewing Company, the subsidiaries named on Schedule I thereto, and Citibank, N.A., as administrative agent.	10-K	10.8.3	February 14, 2018
10.6.6		Supplement No. 2, dated as of January 14, 2019, to the Subsidiary Guarantee Agreement, dated July 7, 2017, by and among Molson Coors Brewing Company, the subsidiaries named on Schedule I thereto, and Citibank, N.A., as administrative agent.	10-K	10.7.5	February 12, 2019
10.7		Form of Commercial Paper Dealer Agreement.	8-K	10.3	July 13, 2017
10.8	*	Executive Employment Agreement, dated as of November 13, 2014, by and between Molson Coors Brewing Company and Mark R. Hunter	8-K	10.1	November 18, 2014
10.9	*	Offer Letter, dated as of November 22, 2016, by and between Molson Coors Brewing Company and Tracey Joubert.	8-K	10.1	November 25, 2016
10.10	*	Employment letter, dated as of November 2, 2009, by and between Molson Coors Brewing Company and Krishnan Anand.	10-Q	10.1	May 7, 2015
10.11	*	Molson Coors Deferred Compensation Plan, as amended and restated effective January 1, 2018.	8-K	10.1	May 25, 2018
10.12	*	Offer Letter, dated as of October 3, 2012, by and between Molson Coors Brewing Company and Celso White	10-Q	10.3	May 1, 2019
10.13	*	Directors Service Agreement, dated as of October 1, 2012, by and between Molson Coors Brewing Company (UK) Limited and Simon John Cox.	10-Q	10.1	May 1, 2019
10.14	*	Secondment Letter, dated as of December 5, 2014, by and between Molson Coors Brewing Company (UK) Limited and Simon Cox.	10-Q	10.2	May 1, 2019
10.15	*	Offer Letter, dated as of July 30, 2019, by and between Molson Coors Brewing Company and Gavin D.K. Hattersley.	8-K	10.1	July 31, 2019

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
21		Subsidiaries of the Registrant.				X
23.1		Consent of Independent Registered Public Accounting Firm.				X
31.1		Section 302 Certification of Chief Executive Officer.				X
31.2		Section 302 Certification of Chief Financial Officer.				X
32		Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).				X
101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**				X
101.SCH	**	XBRL Taxonomy Extension Schema Document				X
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document				X
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

SCHEDULE II
MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Foreign exchange impact	Balance at end of year
Allowance for doubtful accounts—trade accounts receivable
Year ended:
December 31, 2019	$14.5	$7.0	$(9.3)	$(0.1)	$12.1
December 31, 2018	$17.2	$5.1	$(7.1)	$(0.7)	$14.5
December 31, 2017	$10.7	$7.2	$(2.0)	$1.3	$17.2
Allowance for obsolete supplies and inventory
Year ended:
December 31, 2019	$25.4	$34.8	$(38.2)	$0.2	$22.2
December 31, 2018	$15.5	$30.1	$(19.6)	$(0.6)	$25.4
December 31, 2017	$8.8	$20.6	$(14.5)	$0.6	$15.5
Deferred tax valuation account
Year ended:
December 31, 2019	$1,040.0	$46.4	$(990.4)	$(22.2)	$73.8
December 31, 2018	$1,077.7	$18.7	$(7.3)	$(49.1)	$1,040.0
December 31, 2017	$901.7	$67.8	$(21.1)	$129.3	$1,077.7

Deductions relate to write-offs of uncollectible accounts, claims or obsolete inventories and supplies. Deduction amounts related to the deferred tax valuation allowance are primarily due to the utilization of capital loss and operating loss carryforwards and re-evaluations of deferred tax assets. The impacts of changes in income tax rates on deferred tax valuation allowances are reported in the additions or deductions column accordingly. Deductions for the year ended December 31, 2019 also includes write-offs of valuation allowances resulting from the liquidation of certain European entities. See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, “Income Tax” for additional details.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MOLSON COORS BEVERAGE COMPANY

By	/s/ GAVIN D.K. HATTERSLEY	President, Chief Executive Officer and Director (Principal Executive Officer)
Gavin D.K. Hattersley
February 12, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ GAVIN D.K. HATTERSLEY	President, Chief Executive Officer and Director (Principal Executive Officer)
Gavin D.K. Hattersley
By	/s/ TRACEY I. JOUBERT	Chief Financial Officer (Principal Financial Officer)
Tracey I. Joubert
By	/s/ BRIAN C. TABOLT	Vice President and Controller (Principal Accounting Officer)
Brian C. Tabolt
By	/s/ ANDREW T. MOLSON	Chairman
Andrew T. Molson
By	/s/ PETER H. COORS	Vice Chairman
Peter H. Coors
By	/s/ PETER J. COORS	Director
Peter J. Coors
By	/s/ BETTY K. DEVITA	Director
Betty K. DeVita
By	/s/ ROGER G. EATON	Director
Roger G. Eaton
By	/s/ MARY LYNN FERGUSON-MCHUGH	Director
Mary Lynn Ferguson-McHugh
By	/s/ CHARLES M. HERINGTON	Director
Charles M. Herington
By	/s/ FRANKLIN W. HOBBS	Director
Franklin W. Hobbs
By	/s/ GEOFFREY E. MOLSON	Director
Geoffrey E. Molson
By	/s/ IAIN J. G. NAPIER	Director
Iain J. G. Napier
By	/s/ H. SANFORD RILEY	Director
H. Sanford Riley
By	/s/ DOUGLAS D. TOUGH	Director
Douglas D. Tough
By	/s/ LOUIS VACHON	Director
Louis Vachon

February 12, 2020