Form 10-Q
period 2020-03-31
MOLSON COORS BEVERAGE CO
filed 2020-04-30
CIK 24545

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2020

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______ .
Commission File Number: 1-14829
Molson Coors Beverage Company
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)
P.O. BOX 4030, NH353, Golden, Colorado, USA
1555 Notre Dame Street East, Montréal, Québec, Canada
(Address of principal executive offices)
84-0178360
(I.R.S. Employer Identification No.)
80401
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
Large Accelerated Filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 23, 2020:
Class A Common Stock — 2,560,668 shares
Class B Common Stock — 196,472,022 shares
Exchangeable shares:
As of April 23, 2020, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares — 2,725,047 shares
Class B Exchangeable shares — 14,826,118 shares
The Class A exchangeable shares and Class B exchangeable shares are shares of the share capital in Molson Coors Canada Inc., a wholly-owned subsidiary of the registrant. They are publicly traded on the Toronto Stock Exchange under the symbols TPX.A and TPX.B, respectively. These shares are intended to provide substantially the same economic and voting rights as the corresponding class of Molson Coors common stock in which they may be exchanged. In addition to the registered Class A common stock and the Class B common stock, the registrant has also issued and outstanding one share each of a Special Class A voting stock and Special Class B voting stock. The Special Class A voting stock and the Special Class B voting stock provide the mechanism for holders of Class A exchangeable shares and Class B exchangeable shares to be provided instructions to vote with the holders of the Class A common stock and the Class B common stock, respectively. The holders of the Special Class A voting stock and Special Class B voting stock are entitled to one vote for each outstanding Class A exchangeable share and Class B exchangeable share, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The Special Class A voting stock and Special Class B voting stock are subject to a voting trust arrangement. The trustee which holds the Special Class A voting stock and the Special Class B voting stock is required to cast a number of votes equal to the number of then-outstanding Class A exchangeable shares and Class B exchangeable shares, respectively, but will only cast a number of votes equal to the number of Class A exchangeable shares and Class B exchangeable shares as to which it has received voting instructions from the owners of record of those Class A exchangeable shares and Class B exchangeable shares, other than the registrant or its subsidiaries, respectively, on the record date, and will cast the votes in accordance with such instructions so received.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES

Glossary of Terms and Abbreviations

AOCI	Accumulated other comprehensive income (loss)
CAD	Canadian dollar
CZK	Czech Koruna
DBRS	A global credit rating agency in Toronto
EBITDA	Earnings before interest, tax, depreciation and amortization
EPS	Earnings per share
EUR	Euro
FASB	Financial Accounting Standards Board
GBP	British Pound
HRK	Croatian Kuna
JPY	Japanese Yen
Moody’s	Moody’s Investors Service Limited, a nationally recognized statistical rating organization designated by the SEC
OCI	Other comprehensive income (loss)
OPEB	Other postretirement benefit plans
PSUs	Performance share units
RSD	Serbian Dinar
RSUs	Restricted stock units
SEC	U.S. Securities and Exchange Commission
Standard & Poor’s	Standard and Poor’s Ratings Services, a nationally recognized statistical rating organization designated by the SEC
STRs	Sales-to-retailers
STWs	Sales-to-wholesalers
2017 Tax Act	U.S. Tax Cuts and Jobs Act
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the U.S.
USD or $	U.S. dollar
VIEs	Variable interest entities

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under the headings "Executive Summary" and "Outlook" therein, with respect to expectations regarding future dividends, overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, including our revitalization plan announced in 2019 and the estimated range of related charges and timing of cash charges, anticipated results, expectations for funding future capital expenditures and operations, debt service capabilities, timing and amounts of debt and leverage levels, shipment levels and profitability, market share, the sufficiency of capital resources, and the impact of the coronavirus pandemic on our operations, liquidity, financial condition and financial results. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "intend," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies," "desire," and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to, those described under the heading "Risk Factors" in this report, and those described from time to time in our past and future reports filed with the SEC, including in our Annual Report on Form 10-K for the year ended December 31, 2019. Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
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

PART I. FINANCIAL INFORMATION

ITEM 1.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31, 2020	March 31, 2019
Sales	$2,537.8	$2,800.1
Excise taxes	(435.0)	(496.8)
Net sales	2,102.8	2,303.3
Cost of goods sold	(1,479.0)	(1,413.0)
Gross profit	623.8	890.3
Marketing, general and administrative expenses	(629.7)	(655.2)
Special items, net	(86.6)	(13.0)
Operating income (loss)	(92.5)	222.1
Interest income (expense), net	(68.9)	(73.3)
Other pension and postretirement benefits (costs), net	7.5	8.6
Other income (expense), net	(4.8)	23.9
Income (loss) before income taxes	(158.7)	181.3
Income tax benefit (expense)	43.3	(32.2)
Net income (loss)	(115.4)	149.1
Net (income) loss attributable to noncontrolling interests	(1.6)	2.3
Net income (loss) attributable to Molson Coors Beverage Company	$(117.0)	$151.4

Net income (loss) attributable to Molson Coors Beverage Company per share:
Basic	$(0.54)	$0.70
Diluted	$(0.54)	$0.70

Weighted-average shares outstanding:
Basic	216.7	216.5
Dilutive effect of share-based awards	—	0.4
Diluted	216.7	216.9

Anti-dilutive securities excluded from the computation of diluted EPS	2.9	1.1
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net income (loss) including noncontrolling interests	$(115.4)	$149.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(373.5)	71.5
Unrealized gain (loss) on derivative instruments	(127.9)	(29.7)
Reclassification of derivative (gain) loss to income	—	0.1
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	(1.3)	(0.6)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	0.7	1.0
Total other comprehensive income (loss), net of tax	(502.0)	42.3
Comprehensive income (loss)	(617.4)	191.4
Comprehensive (income) loss attributable to noncontrolling interests	1.3	2.1
Comprehensive income (loss) attributable to Molson Coors Beverage Company	$(616.1)	$193.5
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT PAR VALUE) (UNAUDITED)

	As of
	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$666.1	$523.4
Accounts receivable, net	637.8	714.8
Other receivables, net	107.1	105.5
Inventories, net	681.5	615.9
Other current assets, net	280.0	224.8
Total current assets	2,372.5	2,184.4
Properties, net	4,393.6	4,546.5
Goodwill	7,539.0	7,631.4
Other intangibles, net	13,305.1	13,656.0
Other assets	850.9	841.5
Total assets	$28,461.1	$28,859.8
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$2,558.4	$2,767.3
Current portion of long-term debt and short-term borrowings	1,445.0	928.2
Total current liabilities	4,003.4	3,695.5
Long-term debt	8,032.1	8,109.5
Pension and postretirement benefits	693.9	716.6
Deferred tax liabilities	2,184.2	2,258.6
Other liabilities	601.5	406.5
Total liabilities	15,515.1	15,186.7
Commitments and contingencies (Note 12)
Molson Coors Beverage Company stockholders' equity
Capital stock:
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value per share (authorized: 500.0 shares; issued: 205.9 shares and 205.7 shares, respectively)	2.1	2.1
Class A exchangeable shares, no par value (issued and outstanding: 2.7 shares and 2.7 shares, respectively)	102.5	102.5
Class B exchangeable shares, no par value (issued and outstanding: 14.8 shares and 14.8 shares, respectively)	557.8	557.8
Paid-in capital	6,780.7	6,773.6
Retained earnings	7,376.2	7,617.0
Accumulated other comprehensive income (loss)	(1,661.3)	(1,162.2)
Class B common stock held in treasury at cost (9.5 shares and 9.5 shares, respectively)	(471.4)	(471.4)
Total Molson Coors Beverage Company stockholders' equity	12,686.6	13,419.4
Noncontrolling interests	259.4	253.7
Total equity	12,946.0	13,673.1
Total liabilities and equity	$28,461.1	$28,859.8
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$(115.4)	$149.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	256.5	212.9
Amortization of debt issuance costs and discounts	2.1	3.7
Share-based compensation	5.9	11.4
(Gain) loss on sale or impairment of properties and other assets, net	(0.2)	0.5
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	103.3	(57.2)
Income tax (benefit) expense	(43.3)	32.2
Income tax (paid) received	(9.2)	(8.5)
Interest expense, excluding interest amortization	67.6	72.1
Interest paid	(90.3)	(103.1)
Change in current assets and liabilities and other	(195.1)	(411.6)
Net cash provided by (used in) operating activities	(18.1)	(98.5)
Cash flows from investing activities:
Additions to properties	(225.1)	(198.0)
Proceeds from sales of properties and other assets	1.6	2.4
Other	3.5	1.0
Net cash provided by (used in) investing activities	(220.0)	(194.6)
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	4.0	0.6
Dividends paid	(123.4)	(88.7)
Payments on debt and borrowings	(502.9)	(1,067.2)
Proceeds on debt and borrowings	1.0	—
Net proceeds from (payments on) revolving credit facilities and commercial paper	1,025.5	604.3
Change in overdraft balances and other	(5.5)	16.2
Net cash provided by (used in) financing activities	398.7	(534.8)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	160.6	(827.9)
Effect of foreign exchange rate changes on cash and cash equivalents	(17.9)	4.4
Balance at beginning of year	523.4	1,057.9
Balance at end of period	$666.1	$234.4
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)
(UNAUDITED)

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of December 31, 2018	$13,735.8	$—	$2.0	$103.2	$557.6	$6,773.1	$7,692.9	$(1,150.0)	$(471.4)	$228.4
Shares issued under equity compensation plan	(8.2)	—	—	—	—	(8.2)	—	—	—	—
Amortization of share-based compensation	11.3	—	—	—	—	11.3	—	—	—	—
Net income (loss) including noncontrolling interests	149.1	—	—	—	—	—	151.4	—	—	(2.3)
Other comprehensive income (loss), net of tax	42.3	—	—	—	—	—	—	42.1	—	0.2
Adoption of lease accounting standard	32.0	—	—	—	—	—	32.0	—	—	—
Reclassification of stranded tax effects	—	—	—	—	—	—	74.8	(74.8)	—	—
Contributions from noncontrolling interests	14.5	—	—	—	—	—	—	—	—	14.5
Dividends declared and paid - $0.41 per share	(88.7)	—	—	—	—	—	(88.7)	—	—	—
As of March 31, 2019	$13,888.1	$—	$2.0	$103.2	$557.6	$6,776.2	$7,862.4	$(1,182.7)	$(471.4)	$240.8

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of December 31, 2019	$13,673.1	$—	$2.1	$102.5	$557.8	$6,773.6	$7,617.0	$(1,162.2)	$(471.4)	$253.7
Shares issued under equity compensation plan	1.2	—	—	—	—	1.2	—	—	—	—
Amortization of share-based compensation	5.9	—	—	—	—	5.9	—	—	—	—
Purchase of noncontrolling interest	(0.1)	—	—	—	—	—	—	—	—	(0.1)
Net income (loss) including noncontrolling interests	(115.4)	—	—	—	—	—	(117.0)	—	—	1.6
Other comprehensive income (loss), net of tax	(502.0)	—	—	—	—	—	—	(499.1)	—	(2.9)
Contributions from noncontrolling interests	8.6	—	—	—	—	—	—	—	—	8.6
Distributions and dividends to noncontrolling interests	(1.5)	—	—	—	—	—	—	—	—	(1.5)
Dividends declared - $0.57 per share	(123.8)	—	—	—	—	—	(123.8)	—	—	—
As of March 31, 2020	$12,946.0	$—	$2.1	$102.5	$557.8	$6,780.7	$7,376.2	$(1,661.3)	$(471.4)	$259.4
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Molson Coors Beverage Company ("MCBC" or the "Company") (formerly known as Molson Coors Brewing Company), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments. As further discussed below, on January 1, 2020, we changed our management structure from a corporate center and four segments to two segments - North America and Europe. Our International segment was reconstituted with the Africa and Asia Pacific businesses reporting into the Europe segment and the remaining International business reporting into the North America segment. Accordingly, effective January 1, 2020, our reporting segments include: North America (North America segment), operating in the U.S., Canada and various countries in Latin and South America; and Europe (Europe segment), operating in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the U.K., various other European countries, and certain countries within Africa and Asia Pacific. We have recast the historical presentation of segment information as a result of these reporting segment changes accordingly.
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
These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 ("Annual Report"), and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report, except as noted in Note 2, "New Accounting Pronouncements" as well as the changes to our reportable segments and reporting units as discussed above and in Note 3, "Segment Reporting" and Note 7, "Goodwill and Intangible Assets," respectively.
The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be achieved for the full year.
Due to the anti-dilutive effect resulting from the reported net loss attributable to MCBC for the three months ended March 31, 2020, the impact of potentially dilutive securities has been excluded from the quarterly calculation of weighted-average shares for diluted EPS for the first quarter of 2020.
Coronavirus Global Pandemic
On March 11, 2020, the World Health Organization characterized the outbreak of the novel coronavirus disease, known as COVID-19, as a global pandemic and recommended containment and mitigation measures. We are actively monitoring the impact of the coronavirus pandemic, which has had, and we currently expect will continue to have, a material adverse effect on our operations, liquidity, financial condition and financial results for our full year 2020 and, possibly, beyond. The extent to which our operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity and duration of the outbreak and actions by government authorities to contain the pandemic or treat its impact, among other things.
In order to support and demonstrate our commitment to the continued viability of the many bars and restaurants which have been negatively impacted by the coronavirus pandemic, we have initiated temporary keg relief programs in many of our markets. As part of these voluntary programs, we have committed to provide customers with reimbursements for untapped kegs that meet certain established return requirements. As a result, during the first quarter of 2020, we recognized a reduction to net sales and corresponding liability of $31.5 million reflecting estimated sales returns and reimbursements through these keg relief programs. This estimate was derived considering various factors, including but not limited to, the actual amount of previously sold keg product eligible for reimbursement, along with the assumed length of time the product has been at a customer location to estimate the number of kegs which remain untapped. Additionally, during the first quarter of 2020, we recognized charges of $18.5 million within cost of goods sold related to obsolete finished goods keg inventories that are not expected to be sold within our freshness specifications, as well as the estimated costs to facilitate the above mentioned keg returns. As of March 31, 2020 and December 31, 2019, our aggregate allowance for obsolete inventories was approximately $22 million and $11 million, respectively. These estimates are subject to change, and actual results could deviate from our current estimates due to many factors, including, but not limited to, the number of customers ultimately participating in the voluntary keg relief programs and the number of untapped kegs in the market relative to our expectations. Further, the actual duration of the coronavirus pandemic, including the length of government-mandated closures or ceased sit-down service limitations at bars and restaurants coupled with the subsequent economic recovery period relative to the assumptions utilized to derive these estimates, could result in further charges due to incremental finished goods keg inventory in certain of our Central and Eastern European markets becoming obsolete in future periods.
Additionally, we continue to monitor the impacts of the coronavirus pandemic on our customers’ liquidity and capital resources and therefore our ability to collect, or the timeliness of collection of our accounts receivable. While these receivables are not concentrated in any specific customer and our allowance on these receivables factors in expected credit loss, continued disruption and declines in the global economy could result in difficulties in our ability to collect and require increases to our allowance for doubtful accounts. As of both March 31, 2020 and December 31, 2019, our allowance for trade receivables was approximately $12 million, and allowance activity was immaterial during the three months ended March 31, 2020.
For considerations of the effects of the coronavirus pandemic and related potential impairment risks to our goodwill and indefinite-lived intangible assets, see Note 7, "Goodwill and Intangible Assets."
Revitalization Plan
On October 28, 2019, we initiated a revitalization plan designed to allow us to invest across our portfolio to drive long-term, sustainable success. As part of our revitalization plan, we made the determination to establish Chicago, Illinois as our North American operational headquarters, close our existing office in Denver, Colorado and consolidate certain administrative functions into our other existing office locations. As discussed above, in connection with these consolidation activities, effective January 1, 2020, we changed our management structure to two segments - North America and Europe. We began to incur charges related to these restructuring activities during the fourth quarter of 2019 and have continued to incur charges in the first quarter of 2020.
We also changed our name from Molson Coors Brewing Company to Molson Coors Beverage Company in January 2020 in order to better reflect our strategic intent to expand beyond beer and into other growth adjacencies in the beverage industry. See Note 3, "Segment Reporting," Note 5, "Special Items" and Note 7, "Goodwill and Intangible Assets" for further discussion of the impacts of this plan.
Non-Cash Activity
Non-cash activity includes non-cash issuances of share-based awards, as well as non-cash investing activities related to movements in our guarantee of indebtedness of certain equity method investments. See Note 4, "Investments" for further discussion. We also had non-cash activities primarily related to capital expenditures incurred but not yet paid of $153.5 million and $112.7 million during the three months ended March 31, 2020 and March 31, 2019, respectively.
Other than the activity mentioned above and the supplemental non-cash activity related to the recognition of leases further discussed in Note 13, "Leases," there was no other significant non-cash activity during the three months ended March 31, 2020 and March 31, 2019.
Share-Based Compensation
During the first quarter of 2020, we granted stock options, RSUs and PSUs to certain officers and other eligible employees, and recognized share-based compensation expense of $5.9 million and $11.4 million during the three months ended March 31, 2020 and March 31, 2019, respectively. The reduction in share-based compensation expense in the first quarter of 2020 was driven primarily by a decline in 2020 in immediate expense recognition for awards granted to certain retirement eligible employees, as well as a reduction in expense relative to performance based awards as a result of the achievement of certain performance conditions no longer being deemed probable.
2. New Accounting Pronouncements
New Accounting Pronouncements Recently Adopted
In June 2016, the FASB issued guidance that changes the impairment model used to measure credit losses for most financial instruments. The new guidance replaces the existing incurred credit loss model, and requires the application of a forward-looking expected credit loss model, which will generally result in earlier recognition of allowances for credit losses for financial instruments that are in scope of the new guidance, including trade receivables. We adopted this guidance in the first quarter of 2020, which did not have a material impact on our financial statements.
In August 2018, the FASB issued authoritative guidance intended to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also requires presentation of the capitalized implementation costs in the statement of financial position and in the statement of cash flows in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented, and the expense related to the capitalized implementation costs to be presented in the same line item in the statement of operations as the fees associated with the hosting element (service) of the arrangement. We adopted this guidance prospectively in the first quarter of 2020, which did not have a material impact on our financial statements. However, the adoption of this guidance resulted in the change in presentation of capitalized implementation costs related to hosting arrangements from properties to other assets on the consolidated balance sheet, as well as the expense related to such costs no longer being classified as depreciation expense and cash flows related to those costs no longer being presented as investing activities beginning in the first quarter of 2020.
New Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued authoritative guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the potential impact of this guidance on our financial statements.
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
3. Segment Reporting
Our reporting segments are based on the key geographic regions in which we operate, and previously included the U.S. segment, Canada segment, Europe segment and International segment. As part of our revitalization plan announced in the fourth quarter of 2019, we made the determination to establish Chicago, Illinois as our North American operational headquarters, close our existing office in Denver, Colorado and consolidate certain administrative functions into our other existing office locations. In connection with these consolidation activities, effective January 1, 2020, we changed our management structure from a corporate center and four segments to two segments - North America and Europe. The North America segment consolidates the United States, Canada and corporate center, with a centralized North American leadership team, integrated North American supply chain network and centralized marketing and support functions, enabling us to move more quickly with an integrated portfolio strategy. The Europe segment allows for standalone operations, developed and supported by a European-based team, including local leadership, commercial, supply chain and support functions. The previous International segment was reconstituted to more effectively grow our global brands with the Africa and Asia Pacific businesses reporting into the Europe segment and the remaining International business reporting into the North America segment. As a result of these structural changes, the review of discrete financial information by our chief operating decision maker, our President and Chief Executive Officer, is now performed only at the consolidated North America and Europe geographic segment level, which is the basis on which our chief operating decision maker evaluates the performance of the business and allocates resources accordingly.
We also have certain activity that is not allocated to our segments, which has been reflected as “Unallocated” below. Specifically, "Unallocated" activity primarily includes financing related costs such as interest expense and income, foreign exchange gains and losses on intercompany balances related to financing and other treasury-related activities, and the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides. Additionally, only the service cost component of net periodic pension and OPEB cost is reported within each operating segment, and all other components remain unallocated.
Historical results have been recast to retrospectively reflect these changes in segment reporting.

Summarized Financial Information
No single customer accounted for more than 10% of our consolidated sales for the three months ended March 31, 2020 or March 31, 2019. Consolidated net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting net sales revenues and income (loss) before income taxes eliminate upon consolidation and are primarily related to North America segment sales to the Europe segment.
The following tables present net sales and income (loss) before income taxes by segment:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(In millions)
North America	$1,789.7	$1,932.6
Europe	317.6	375.7
Inter-segment net sales eliminations	(4.5)	(5.0)
Consolidated net sales	$2,102.8	$2,303.3

	Three Months Ended
	March 31, 2020	March 31, 2019
	(In millions)
North America(1)(2)	$76.2	$245.9
Europe	(76.8)	(38.4)
Unallocated(3)	(158.1)	(26.2)
Consolidated income (loss) before income taxes	$(158.7)	$181.3

(1)
The decrease during the three months ended March 31, 2020 was driven primarily by gross profit declines due to unfavorable timing of shipments, including brewery downtime associated with the Milwaukee tragedy, increased special charges, the recognition of estimated keg sales returns and finished good obsolescence reserves, as well as the unrealized mark-to-market changes on our HEXO Corp. ("HEXO") warrants.

(2)
During the first quarter of 2019, we received payment and recorded a gain of $1.5 million resulting from a purchase price adjustment related to the historical sale of Molson Inc.’s ownership interest in the Montreal Canadiens, which is considered an affiliate of MCBC.

(3)
Related to the unrealized mark-to-market valuation on our commodity hedge positions, we recorded an unrealized loss of $99.1 million during the three months ended March 31, 2020, compared to an unrealized gain of $34.1 million during the three months ended March 31, 2019.

Income (loss) before income taxes includes the impact of special items. Refer to Note 5, "Special Items" for further discussion.
The following table presents total assets by segment:

	As of
	March 31, 2020	December 31, 2019
	(In millions)
North America	$23,355.1	$23,360.2
Europe	5,106.0	5,499.6
Consolidated total assets	$28,461.1	$28,859.8

4. Investments
Our investments include both equity method and consolidated investments. Those entities identified as VIEs have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, we have consolidated these entities. None of our consolidated VIEs held debt as of March 31, 2020 or December 31, 2019. We have not provided any financial support to any of our VIEs during the year that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. Our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K."), Rocky Mountain Metal Container ("RMMC"), Rocky Mountain Bottle Company ("RMBC") and Truss LP ("Truss"). Our unconsolidated VIEs are Brewers Retail Inc. ("BRI") and Brewers' Distributor Ltd. ("BDL"), as well as other immaterial investments.
Both BRI and BDL have outstanding third party debt which is guaranteed by their respective shareholders. As a result, we have a guarantee liability of $51.5 million and $37.7 million recorded as of March 31, 2020 and December 31, 2019, respectively, which is presented within accounts payable and other current liabilities on the unaudited condensed consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The carrying value of the guarantee liability equals fair value, which considers an adjustment for our own non-performance risk and is considered a Level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our respective equity method investment within the unaudited condensed consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.
Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	March 31, 2020		December 31, 2019
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
RMMC/RMBC	$201.8	$22.4	$207.4	$17.9
Other	$71.9	$12.2	$65.3	$20.8

5. Special Items
We have incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these charges (benefits) as special items.

	Three Months Ended
	March 31, 2020	March 31, 2019
	(In millions)
Employee-related charges
Restructuring	$32.1	$3.7
Impairments or asset abandonment charges
North America - Asset abandonment(1)	54.2	8.4
Europe - Asset abandonment	0.3	0.6
Termination fees and other (gains) losses
North America	—	0.2
Europe	—	0.1
Total Special items, net	$86.6	$13.0

(1)
Following management approval in December 2019, in January 2020, we announced plans to cease production at our Irwindale, California brewery and entered into an option agreement with Pabst Brewing Company, LLC ("Pabst"), granting Pabst an option to purchase our Irwindale, California brewery, including plant equipment and machinery and the underlying land.

Pursuant to the agreement, Pabst has 120 days from receipt of the previously provided notice of the Irwindale brewery closure from Molson Coors Beverage Company USA LLC ("MCBC USA" formerly known as MillerCoors LLC) to exercise the option to purchase the Irwindale brewery. If Pabst exercises its option to purchase the Irwindale brewery, the agreement provides (i) the purchase price will be $150 million, subject to adjustment as further specified in the agreement, (ii) the closing will be within six months from Pabst’s exercise of the option, but no earlier than September 1, 2020 and no later than December 31, 2020, subject to the satisfaction of certain customary closing conditions, (iii) for the treatment and allocation of certain liabilities related to the operation of the Irwindale brewery prior to closing, and (iv) for customary representations and warranties and certain post-closing restrictions on Pabst regarding the operations and disposal of the Irwindale brewery. In conjunction with the agreement, MCBC USA and Pabst also executed mutual releases of claims related to their ongoing litigation and agreed to dismiss the litigation with prejudice.
Charges associated with the planned brewery closure for three months ended March 31, 2020 totaled $58 million and consist primarily of accelerated depreciation in excess of normal depreciation, as well as other closure costs including employee related costs. We will continue to incur special charges during each reporting period through the planned closure of the brewery in September 2020. Remaining special charges associated with the planned closure are expected to be approximately $75 million to $100 million, consisting primarily of accelerated depreciation charges. However, this estimated range contains significant uncertainty, and actual results could differ materially from these estimates due to uncertainty regarding the ultimate net cost associated with the disposition of assets, restructuring charges, as well as the overall outcome of the Pabst purchase option, which if exercised, could significantly impact these estimates.
Separately, during the three months ended March 31, 2020 and March 31, 2019 we incurred asset abandonment charges, consisting primarily of accelerated depreciation in excess of normal depreciation related to the closure of the Vancouver brewery, which occurred in the third quarter of 2019, and the planned closure of the Montreal brewery, which is currently expected to occur in 2021. We currently expect to incur additional charges, including estimated accelerated depreciation charges in excess of normal depreciation of approximately CAD 26 million, through final closure of the Montreal brewery. However, due to the uncertainty inherent in our estimates, these estimated future accelerated depreciation charges as well as the timing of the brewery closure are subject to change.
Restructuring Activities
On October 28, 2019, as part of our revitalization plan, we made the determination to establish Chicago, Illinois as our North American operational headquarters, close our existing office in Denver, Colorado and consolidate certain administrative functions into our other existing office locations. In connection with these consolidation activities, certain impacted employees have been extended an opportunity to continue their employment with MCBC in the new organization and locations and, for those not continuing with MCBC, certain of such employees have been asked to provide transition assistance and offered severance and retention packages in connection with their termination of service. We expect the costs associated with the restructuring to be substantially recognized by the end of fiscal year 2021. After taking into account all changes in each of the business units, including Europe, the plan is expected to reduce employment levels, in aggregate, by approximately 500 to 600 employees globally.
In connection with these consolidation activities and related organizational and personnel changes, we currently expect to incur certain cash and non-cash restructuring charges related to employee relocation, severance, retention and transition costs, non-cash asset related costs, lease exit costs in connection with our office lease in Denver, Colorado, and other transition activities currently estimated in the range of approximately $90 million to $120 million in the aggregate, the majority of which will be cash charges that we began recognizing in the fourth quarter of 2019, and will be further spread through the balance of fiscal years 2020 and 2021. In the first quarter of 2020, we recognized severance and retention charges of $22.7 million, and our remaining accrued restructuring balance related to the revitalization plan as of March 31, 2020 was approximately $43 million. Actual severance and retention costs related to this restructuring, which are primarily being recognized ratably over the employees' required future service period, may differ from original estimates based on actual employee turnover levels prior to achieving severance and retention eligibility requirements. Employee relocation charges are recognized in the period incurred and were immaterial in the first quarter of 2020.
Other than those noted above, there were no material changes to our restructuring activities since December 31, 2019, as reported in Part II - Item 8. Financial Statements and Supplementary Data, Note 7, "Special Items" in our Annual Report. We continually evaluate our cost structure and seek opportunities for further efficiencies and cost savings as part of ongoing and new initiatives. As such, we may incur additional restructuring related charges or adjustments to previously recorded charges in the future, however, we are unable to estimate the amount of charges at this time.

The accrued restructuring balances as of March 31, 2020 represent expected future cash payments required to satisfy our remaining obligations to terminated employees, the majority of which we expect to be paid in the next 12 months.

	North America	Europe	Total
	(In millions)
As of December 31, 2019	$42.6	$4.5	$47.1
Charges incurred	26.2	7.2	33.4
Payments made	(19.4)	(3.5)	(22.9)
Changes in estimates	(1.3)	—	(1.3)
Foreign currency and other adjustments	(0.9)	(0.2)	(1.1)
As of March 31, 2020	$47.2	$8.0	$55.2

	North America	Europe	Total
	(In millions)
As of December 31, 2018	$24.5	$1.1	$25.6
Charges incurred and changes in estimates	1.0	2.7	3.7
Payments made	(12.0)	(0.9)	(12.9)
As of March 31, 2019	$13.5	$2.9	$16.4

6. Income Tax

	Three Months Ended
	March 31, 2020	March 31, 2019
Effective tax rate	27%	18%
The increase in the effective tax rate during the first quarter of 2020 was primarily driven by an increase in net discrete tax benefits recognized in the first quarter of 2020, along with a pretax loss in the first quarter of 2020, versus pretax income in the first quarter of 2019. Specifically, we recognized a net discrete tax benefit of $13.9 million in the first quarter of 2020, versus a $1.2 million net discrete tax benefit in the first quarter of 2019.
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
Since 2018, the U.S. Department of Treasury has continued to issue proposed, temporary and final regulations to implement provisions of the 2017 Tax Act. We have continued to monitor these and, most recently, on April 7, 2020, the U.S. Department of Treasury enacted final hybrid regulations with full retroactive application to January 1, 2018, with a few exceptions. We are currently in the process of reviewing and interpreting the finalized regulations related to their impact on our tax positions, as well as evaluating the impact on our financial statements. Based on our preliminary review of these finalized regulations, we currently expect to recognize estimated income tax expense of approximately $100 million to $200 million upon enactment in the second quarter of 2020, related to the retroactive period of January 1, 2018 through March 31, 2020, for fiscal years 2018, 2019, and the first quarter of 2020. This estimated range considers the potential impacts associated with the possible technical interpretations of the regulations that could result following a full legal analysis.

7. Goodwill and Intangible Assets

	North America(1)	Europe	Consolidated
Changes in Goodwill:	(In millions)
Balance as of December 31, 2019	$6,146.6	$1,484.8	$7,631.4
Foreign currency translation	(16.7)	(75.7)	(92.4)
Balance as of March 31, 2020	$6,129.9	$1,409.1	$7,539.0

(1)
As a result of the structural changes resulting from the revitalization plan, we re-evaluated our reporting units and have combined our historical U.S. and Canada reporting units into a single North America reporting unit. There were no related changes to our Europe reporting unit. See further discussion below.

The gross amount of goodwill totaled approximately $8.2 billion and $8.3 billion as of March 31, 2020 and December 31, 2019, respectively. Accumulated impairment losses as of March 31, 2020 and December 31, 2019 totaled $629.4 million and $681.3 million, respectively, all of which was related to our North America segment.
The following table presents details of our intangible assets, other than goodwill, as of March 31, 2020:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$4,830.7	$(883.2)	$3,947.5
License agreements and distribution rights	15 - 20	196.7	(86.8)	109.9
Other	3 - 40	124.0	(42.9)	81.1
Intangible assets not subject to amortization:
Brands	Indefinite	8,109.6	—	8,109.6
Distribution networks	Indefinite	719.4	—	719.4
Other	Indefinite	337.6	—	337.6
Total		$14,318.0	$(1,012.9)	$13,305.1

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2019:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$5,036.3	$(865.1)	$4,171.2
License agreements and distribution rights	15 - 20	202.0	(90.6)	111.4
Other	3 - 40	124.0	(39.4)	84.6
Intangible assets not subject to amortization:
Brands	Indefinite	8,172.4	—	8,172.4
Distribution networks	Indefinite	778.8	—	778.8
Other	Indefinite	337.6	—	337.6
Total		$14,651.1	$(995.1)	$13,656.0

The changes in the gross carrying amounts of intangible assets from December 31, 2019 to March 31, 2020 are primarily driven by the impact of foreign exchange rates, as a significant amount of intangible assets are denominated in foreign currencies.
Based on foreign exchange rates as of March 31, 2020, the estimated future amortization expense of intangible assets is as follows:

Fiscal year	Amount
(In millions)
2020 - remaining	$161.0
2021	$210.2
2022	$204.8
2023	$203.8
2024	$203.8

Amortization expense of intangible assets was $54.9 million and $55.4 million for the three months ended March 31, 2020 and March 31, 2019, respectively. This expense is primarily presented within marketing, general and administrative expenses on the unaudited condensed consolidated statements of operations.
Reporting Unit Changes and Interim Impairment Testing
As of the date of completion of our 2019 impairment testing discussed above, the operations in each of the specific regions within our historical U.S., Canada, Europe and International segments were considered components based on the availability of discrete financial information and the regular review by segment management. We had further concluded that the components within the U.S., Canada and Europe segments each met the criteria of having similar economic characteristics and therefore we previously aggregated these components into the U.S., Canada and Europe reporting units, respectively. Additionally, we previously determined that the components within our International segment did not meet the criteria for aggregation, and therefore, the operations of our India business constituted a separate reporting unit at the component level, however, the associated goodwill balance was fully impaired in the third quarter of 2019.
As discussed in Note 3, "Segment Reporting," as part of our revitalization plan, we made the determination to establish Chicago, Illinois as our North American operational headquarters, close our existing office in Denver, Colorado and consolidate certain administrative functions into our other existing office locations. In connection with these consolidation activities, effective January 1, 2020, we changed our management structure from a corporate center and four segments to two segments - North America and Europe. These structural changes included leadership re-alignment with a centralized North America leadership team, an integrated North American supply chain network, and centralized marketing and innovations functions including movement to a single brand manager and North America marketing strategy for our major brands. Additionally, as part of our leadership re-alignment, we moved from two separate U.S. and Canada segment managers, to a single North America segment manager, our President and Chief Executive Officer, who reviews discrete financial information only at the consolidated North America segment level. As a result of these changes, we re-evaluated our historical reporting unit conclusions and have consolidated our previously separate U.S. and Canada reporting units into a single North America reporting unit effective January 1, 2020. There were no changes to our existing Europe reporting unit, which was considered to be at risk of future impairment following the completion of our October 1, 2019 annual impairment testing.
We completed an interim impairment assessment for our U.S. and Canada reporting units as of January 1, 2020 immediately prior to the reporting unit change, as well as an impairment assessment of the combined North America reporting unit immediately after the change, and determined that no impairments existed. Additionally, as the changes resulted in the combination of our historical U.S. and Canada reporting units into a single North America reporting unit, no further reallocation of goodwill was required.
Additionally, as a result of the structural changes discussed above, including the centralization of the brand management and strategy for our Coors brands across North America, we have aggregated our Coors brand indefinite-lived intangible asset in the U.S. and Coors Light distribution agreement indefinite-lived intangible asset in Canada into a single unit of accounting for the purpose of testing for impairment, effective January 1, 2020. We completed an interim impairment assessment for each individual indefinite-lived intangible asset immediately prior to aggregation, and determined that no impairments existed.
We have further evaluated whether the effects of the coronavirus pandemic, and related impacts to the interest rate environment, required an additional interim impairment assessment as of March 31, 2020. While factors are present that indicate that triggering events may exist, such as a decline in our market capitalization combined with weakened financial performance, current circumstances do not indicate that it is more likely than not that the fair values of our reporting units or indefinite-lived intangible assets have fallen below their carrying values. However, we believe that the effects of the coronavirus pandemic may, depending on severity and duration, place our North America and Europe reporting units and certain of our indefinite-lived intangible assets at risk of future impairment. We will continue to monitor the length and severity of the impacts of the pandemic to our business, and if the duration is prolonged and the severity of its impacts continues, this may indicate the need to perform future interim impairment analyses that could result in material impairments.
Key Assumptions
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. The key assumptions used to derive the estimated fair values of our reporting units and indefinite-lived intangible assets are discussed in Part II—Item 8 Financial Statements, Note 10, "Goodwill and Intangible Assets" in our Annual Report, and represent Level 3 measurements.
Based on known facts and circumstances, we evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual and interim assessments and incorporate into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses. For example, we continue to monitor the challenges within the beer industry for further weakening or additional systemic structural declines, as well as for adverse changes in macroeconomic conditions such as the coronavirus pandemic that could significantly impact our immediate and long-range results. Specifically, subsequent to the January 1, 2020 interim impairment assessments, the World Health Organization characterized the outbreak of the coronavirus disease as a global pandemic as further discussed in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies.” Our business could be materially and adversely impacted by the coronavirus pandemic, and the related weakening of economic conditions could lead to a material impairment as the duration and severity of the pandemic and resulting impacts to our financial projections become further understood. Further, we are monitoring the impacts the coronavirus pandemic has on the market inputs used in calculating our discount rates, including risk-free rates, equity premiums and our cost of debt, which could result in a meaningful change to our weighted-average cost of capital calculation.
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
Definite-Lived Intangible Assets
Regarding definite-lived intangible assets, we continuously monitor the performance of the underlying assets for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the first quarter of 2020 that resulted in an impairment.
8. Debt
Debt obligations

	As of
	March 31, 2020	December 31, 2019
	(In millions)
Long-term debt:
CAD 500 million 2.75% notes due September 2020	$355.6	$384.9
CAD 500 million 2.84% notes due July 2023	355.6	384.9
CAD 500 million 3.44% notes due July 2026	355.6	384.9
$500 million 2.25% notes due March 2020(1)(2)	—	499.8
$1.0 billion 2.1% notes due July 2021(2)	1,000.0	1,000.0
$500 million 3.5% notes due May 2022(1)	505.8	506.5
$2.0 billion 3.0% notes due July 2026	2,000.0	2,000.0
$1.1 billion 5.0% notes due May 2042	1,100.0	1,100.0
$1.8 billion 4.2% notes due July 2046	1,800.0	1,800.0
EUR 800 million 1.25% notes due July 2024	882.5	897.0
Finance leases and other	121.9	129.5
Less: unamortized debt discounts and debt issuance costs	(54.6)	(56.7)
Total long-term debt (including current portion)	8,422.4	9,030.8
Less: current portion of long-term debt	(390.3)	(921.3)
Total long-term debt	$8,032.1	$8,109.5

Short-term borrowings:
Revolving credit facility(3)	$1,000.0	$—
Commercial paper program(3)	25.5	—
Other short-term borrowings(4)	29.2	6.9
Current portion of long-term debt	390.3	921.3
Current portion of long-term debt and short-term borrowings	$1,445.0	$928.2

(1)	The fair value hedges related to these notes have been settled and are being amortized over the life of the respective note.

(2)
We repaid our $500 million 2.25% notes upon maturity in March 2020, at which time we also settled the associated cross currency swaps resulting in cash receipts of $3.2 million, which were classified as financing and investing activities in our unaudited condensed consolidated statement of cash flows. As of March 31, 2020, we have cross currency swaps associated with our $1.0 billion 2.1% senior notes due 2021 in order to hedge a portion of the foreign currency translational impacts of our European investment. As a result of the swaps, we have economically converted a portion of these notes and associated interest to EUR denominated, which results in a EUR interest rate to be received of 0.71%.

(3)
We maintain a $1.5 billion revolving credit facility with a maturity date of July 7, 2024, that allows us to issue a maximum aggregate amount of $1.5 billion in commercial paper or other borrowings at any time at variable interest rates. We use this financing from time to time to leverage cash needs including debt repayments. During the first quarter of 2020, we borrowed approximately $1.0 billion due April 2020 under our revolving credit facility at a weighted-average interest rate of 2.7%, and issued $25.5 million of commercial paper, in order to fund the repayment of our $500 million 2.25% notes upon maturity in March 2020, for working capital and general purposes, as well as a precautionary measure in order to provide enhanced financial flexibility due to uncertain market conditions arising from the impact of the coronavirus pandemic, as further discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies."

As of March 31, 2020, we had $474.5 million available to draw on our $1.5 billion revolving credit facility, as the borrowing capacity is also reduced by borrowings under our commercial paper program. The outstanding borrowings under our commercial paper program had a weighted-average effective interest rate and tenor of 1.65% and 23 days, respectively, as of March 31, 2020. We had no borrowings drawn on this revolving credit facility and no commercial paper borrowings as of December 31, 2019.
Subsequent to March 31, 2020, we made total net repayments of $425.5 million on our outstanding commercial paper and revolving credit facility borrowings resulting in no outstanding commercial paper and $600.0 million outstanding under our revolving credit facility. As such, as of April 30, 2020, we have $900.0 million available to draw on our total $1.5 billion revolving credit facility.

(4)
As of March 31, 2020, we had $22.4 million in bank overdrafts and $35.0 million in bank cash related to our cross-border, cross-currency cash pool, for a net positive position of $12.6 million. As of December 31, 2019, we had $1.1 million in bank overdrafts and $55.0 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $53.9 million. We had total outstanding borrowings of $2.8 million under our two JPY overdraft facilities as of both March 31, 2020 and December 31, 2019. In addition, we have USD, CAD and GBP lines of credit under which we had no borrowings as of March 31, 2020 or December 31, 2019.

Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of March 31, 2020 and December 31, 2019, the fair value of our outstanding long-term debt (including the current portion of long-term debt) was approximately $8.1 billion and $9.2 billion, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Debt Covenants
The maximum leverage ratio, as defined by the revolving credit facility agreement, is 4.25x net debt to EBITDA, with a decline to 4.00x net debt to EBITDA as of the last day of the fiscal quarter ending December 31, 2020.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include customary events of default and specified representations, warranties and covenants, as well as covenants that restrict our ability to incur certain additional priority indebtedness (certain thresholds of secured consolidated net tangible assets), certain leverage threshold percentages, create or permit liens on assets, and restrictions on mergers, acquisitions, and certain types of sale lease-back transactions. As of March 31, 2020, we were in compliance with all of these restrictions and have met all debt payment obligations. All of our outstanding senior notes as of March 31, 2020 rank pari-passu.

9. Inventories

	As of
	March 31, 2020	December 31, 2019
	(In millions)
Finished goods	$261.6	$236.7
Work in process	95.1	84.0
Raw materials	239.9	227.1
Packaging materials	84.9	68.1
Inventories, net	$681.5	$615.9

10. Accumulated Other Comprehensive Income (Loss)

	MCBC stockholders' equity
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2019	$(652.5)	$(87.8)	$(351.0)	$(70.9)	$(1,162.2)
Foreign currency translation adjustments	(370.6)	—	—	—	(370.6)
Gain (loss) on net investment hedges	27.5	—	—	—	27.5
Unrealized gain (loss) on derivative instruments	—	(170.1)	—	—	(170.1)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	(1.9)	—	(1.9)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	1.0	1.0
Tax benefit (expense)	(27.5)	42.2	0.6	(0.3)	15.0
As of March 31, 2020	$(1,023.1)	$(215.7)	$(352.3)	$(70.2)	$(1,661.3)

Reclassifications from AOCI to net income (loss) were immaterial for the three months ended March 31, 2020 and March 31, 2019.

11. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented within Part II—Item 8 Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 16, "Derivative Instruments and Hedging Activities" in our Annual Report and did not significantly change during the first quarter of 2020. As noted in Note 16 of the Notes included in our Annual Report, due to the nature of our counterparty agreements, and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and, therefore, present our derivative positions on a gross basis in our unaudited condensed consolidated balance sheets. Our significant derivative positions have not changed considerably since year-end.

Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk, as appropriate. The fair value of our warrants to acquire common shares of HEXO at a strike price of CAD 6.00 per share are estimated using the Black-Scholes option-pricing model. As of March 31, 2020 and December 31, 2019, respectively, the assumptions used to estimate the fair value of the HEXO warrants are as follows:

	As of March 31, 2020	As of December 31, 2019
Expected term (years)	1.50	1.75
Estimated volatility	96.05%	81.45%
Risk-free interest rate	0.54%	1.69%
Expected dividend yield	—%	—%
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
The table below summarizes our derivative assets and liabilities that were measured at fair value as of March 31, 2020 and December 31, 2019.

		Fair value measurements as of March 31, 2020
	As of March 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$19.8	$—	$19.8	$—
Interest rate swaps	(297.4)	—	(297.4)	—
Foreign currency forwards	16.9	—	16.9	—
Commodity swaps and options	(140.1)	—	(140.1)	—
Warrants	0.8	—	0.8	—
Total	$(400.0)	$—	$(400.0)	$—

		Fair value measurements as of December 31, 2019
	As of December 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$10.0	$—	$10.0	$—
Interest rate swaps	(111.5)	—	(111.5)	—
Foreign currency forwards	2.1	—	2.1	—
Commodity swaps and options	(41.2)	—	(41.2)	—
Warrants	2.7	—	2.7	—
Total	$(137.9)	$—	$(137.9)	$—

As of March 31, 2020 and December 31, 2019, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the three months ended March 31, 2020 were all included in Level 2.
Results of Period Derivative Activity
The tables below include the results of our derivative activity in our unaudited condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, and our unaudited condensed consolidated statements of operations for the three months ended March 31, 2020 and March 31, 2019.

Fair Value of Derivative Instruments in the Unaudited Condensed Consolidated Balance Sheets (in millions):

	As of March 31, 2020
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	$400.0	Other current assets	$—	Accounts payable and other current liabilities	$—
		Other non-current assets	19.8	Other liabilities	—
Interest rate swaps	$1,500.0	Other non-current assets	—	Other liabilities	(297.4)
Foreign currency forwards	$200.9	Other current assets	10.6	Accounts payable and other current liabilities	—
		Other non-current assets	6.3	Other liabilities	—
Total derivatives designated as hedging instruments			$36.7		$(297.4)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$674.9	Other current assets	$0.6	Accounts payable and other current liabilities	$(102.3)
		Other non-current assets	0.2	Other liabilities	(38.6)
Commodity options(1)	$18.4	Other current assets	—	Accounts payable and other current liabilities	—
Warrants	$49.1	Other non-current assets	0.8	Other liabilities	—
Total derivatives not designated as hedging instruments			$1.6		$(140.9)

	As of December 31, 2019
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	$900.0	Other current assets	$1.8	Accounts payable and other current liabilities	$—
		Other non-current assets	8.2	Other liabilities	—
Interest rate swaps	$1,500.0	Other non-current assets	—	Other liabilities	(111.5)
Foreign currency forwards	$237.9	Other current assets	1.9	Accounts payable and other current liabilities	(0.8)
		Other non-current assets	1.4	Other liabilities	(0.4)
Total derivatives designated as hedging instruments			$13.3		$(112.7)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$598.4	Other current assets	$5.7	Accounts payable and other current liabilities	$(36.4)
		Other non-current assets	1.0	Other liabilities	(11.5)
Commodity options(1)	$18.4	Other current assets	—	Accounts payable and other current liabilities	—
Warrants	$53.1	Other non-current assets	2.7	Other liabilities	—
Total derivatives not designated as hedging instruments			$9.4		$(47.9)

(1)	Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.
Items Designated and Qualifying as Hedged Items in Fair Value Hedging Relationships in the Unaudited Condensed Consolidated Balance Sheets (in millions):

Line item in the balance sheet in which the hedged item is included	Carrying amount of the hedged assets/liabilities		Cumulative amount of fair value hedging adjustment(s) in the hedged assets/liabilities(1) Increase/(Decrease)
	As of March 31, 2020	As of December 31, 2019	As of March 31, 2020	As of December 31, 2019
	(In millions)
Current portion of long-term debt and short-term borrowings	$—	$—	$—	$(0.2)
Long-term debt	$—	$—	$5.8	$6.5
(1)    Entire balances relate to hedging adjustments on discontinued hedging relationships.

The Pretax Effect of Cash Flow Hedge and Net Investment Hedge Accounting on Accumulated Other Comprehensive Income (Loss) (in millions):

Three Months Ended March 31, 2020
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$(185.9)	Interest income (expense), net	$(0.7)
Foreign currency forwards	15.8	Cost of goods sold	1.0
		Other income (expense), net	(0.3)
Total	$(170.1)		$—

Three Months Ended March 31, 2020
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$13.0	Interest income (expense), net	$—	Interest income (expense), net	$5.7
Total	$13.0		$—		$5.7

Three Months Ended March 31, 2020
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$14.5	Other income (expense), net	$—	Other income (expense), net	$—
Total	$14.5		$—		$—

Three Months Ended March 31, 2019
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$(32.4)	Interest income (expense), net	$(0.7)
Foreign currency forwards	(7.0)	Cost of goods sold	0.8
		Other income (expense), net	(0.2)
Total	$(39.4)		$(0.1)

Three Months Ended March 31, 2019
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$16.1	Interest income (expense), net	$—	Interest income (expense), net	$4.0
Total	$16.1		$—		$4.0

(1)	Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and period amortization is recorded in other comprehensive income.

Three Months Ended March 31, 2019
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$20.0	Other income (expense), net	$—	Other income (expense), net	$—
EUR 500 million notes due 2019	10.1	Other income (expense), net	—	Other income (expense), net	—
Total	$30.1		$—		$—

We expect net gains of approximately $8 million (pretax) recorded in AOCI as of March 31, 2020 related to cash flow hedges will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged as of March 31, 2020 is approximately 4 years, as well as those related to our forecasted debt issuances in 2021, 2022, and 2026.
The Effect of Fair Value and Cash Flow Hedge Accounting on the Unaudited Condensed Consolidated Statements of Operations (in millions):

Three Months Ended March 31, 2020
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Other income (expense), net	Interest income (expense), net
Total amount of income and expense line items presented in the unaudited condensed consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(1,479.0)	$(4.8)	$(68.9)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	—	—	(0.7)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	1.0	(0.3)	—

Three Months Ended March 31, 2019
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Other income (expense), net	Interest income (expense), net
Total amount of income and expense line items presented in the unaudited condensed consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(1,413.0)	$23.9	(73.3)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	—	—	(0.7)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	0.8	(0.2)	—
(1)    We had no outstanding fair value hedges during the first quarter of 2020 or 2019.

The Effect of Derivatives Not Designated as Hedging Instruments on the Unaudited Condensed Consolidated Statements of Operations (in millions):

Three Months Ended March 31, 2020
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(112.5)
Warrants	Other income (expense), net	(1.7)
Total		$(114.2)

Three Months Ended March 31, 2019
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$32.7
Warrants	Other income (expense), net	22.9
Total		$55.6

Lower current commodity market prices relative to our hedged positions, primarily for aluminum and diesel, drove the losses recognized in income related to commodity swaps for the three months ended March 31, 2020. Contrarily, higher commodity market prices relative to our hedged positions during the three months ended March 31, 2019, primarily in aluminum and diesel, drove the total gain recognized in income related to commodity swaps in the prior year.

12. Commitments and Contingencies
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have an aggregate accrued contingent liability of $18.1 million and $16.2 million as of March 31, 2020 and December 31, 2019, respectively. While we cannot predict the eventual aggregate cost for litigation, other disputes and environmental matters in which we are currently involved, we believe adequate reserves have been provided for losses that are probable and estimable. Additionally, as noted below, there are certain loss contingencies that we deem reasonably possible for which a range of loss is not estimable at this time; for all other matters, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated interim financial statements. Our litigation, other disputes and environmental issues are discussed in further detail within Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report and did not significantly change during the first quarter of 2020, except as noted below.
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
On February 12, 2018, Stone Brewing Company filed a trademark infringement lawsuit in federal court in the Southern District of California against MCBC USA alleging that the Keystone brand has “rebranded” itself as “Stone” and is marketing itself in a manner confusingly similar to Stone Brewing Company's registered Stone trademark. Stone Brewing Company seeks treble damages in the amount of MCBC USA's profit from Keystone sales. MCBC USA subsequently filed an answer and counterclaims against Stone Brewing Company. On May 31, 2018, Stone Brewing Company filed a motion to dismiss MCBC USA's counterclaims and for a preliminary injunction seeking to bar MCBC USA from continuing to use “STONE” on Keystone Light cans and related marketing materials. In March 2019, the court denied Stone Brewing Company’s motion for preliminary injunction and its motion to dismiss MCBC USA's counterclaims. Trial is currently scheduled to begin in October 2020. We intend to vigorously assert and defend our rights in this lawsuit. A range of potential loss is not estimable at this time.
In December 2018, the U.S. Department of Treasury issued a regulation that impacts our ability to claim a refund of certain federal duties, taxes, and fees paid for beer sold between the U.S. and certain other countries effective in February 2019. As a result, based on the terms of the regulation, it is the U.S. Department of Treasury's position that future claims will no longer be accepted, and we may be further unable to collect historically claimed, but not yet received, refunds of approximately $40 million, which are recorded within other non-current assets on our unaudited condensed consolidated balance sheet as of March 31, 2020. In January 2020, the United States Court of International Trade issued an opinion and order ruling the challenged portions of this regulation dealing with refunds of certain federal duties, taxes and fees paid with respect to certain imported beer, to the extent of certain exported beer, to be unlawful. On April 17, 2020, the U.S. Department of Treasury appealed this ruling as well as filed a motion for stay of the enforcement of judgment and suspension of claims pending appeal. We will continue to monitor this matter including our ability to collect our historically claimed refunds as well our ability to claim ongoing refunds should the court's decision be upheld.
On February 15, 2019, two purported stockholders filed substantially similar putative class action complaints against the Company, Mark R. Hunter, and Tracey I. Joubert (the “Defendants”) in the United States District Court for the District of Colorado (the “Colorado District Court”), and in the United States District Court for the Northern District of Illinois (the “Illinois District Court”). On February 21, 2019, another purported stockholder filed a substantially similar complaint in the Colorado District Court. The plaintiffs purport to represent a class of the Company’s stockholders and assert that the Defendants violated Sections 10(b) and 20(a) of the Exchange Act by allegedly making false and misleading statements or omissions regarding the Company’s restatement of consolidated financial statements for the years ended December 31, 2016 and December 31, 2017, and that the Company purportedly lacked adequate internal controls over financial reporting. The plaintiffs seek, among other things, an unspecified amount of damages and attorneys’ fees, expert fees and other costs. On April 16, 2019, motions to consolidate and appoint a lead plaintiff were filed in each case. On May 24, 2019, the securities class action suit filed with the Illinois District Court was transferred to the Colorado District Court, and subsequently was voluntarily dismissed on July 25, 2019. On October 2, 2019, the class action lawsuits originally filed in Colorado District Court were consolidated, and, on October 3, 2019, the court appointed a lead plaintiff and lead counsel for the consolidated case. On December 9, 2019, the lead plaintiff filed its amended complaint alleging that the Defendants made false statements and material omissions to the market beginning in February 2017 and ending in February 2019, which, it alleges, misled the market as to the strength of our financial condition and internal control processes related to financial accounting. The amended complaint further alleges that the Company and the Defendants caused the Company to falsely report its financial results by overstating retained earnings, net income, and tax benefits and understating deferred tax liabilities in an effort to inflate the price of our common stock. We filed a motion to dismiss the amended complaint on January 23, 2020; the plaintiff subsequently filed an opposition to our motion to dismiss on March 9, 2020; and we filed our reply brief in support of our motion to dismiss on April 8, 2020. We intend to defend the claims vigorously. A range of potential loss is not estimable at this time.
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
In June 2019, the Ontario government adopted a bill that, if enacted, would terminate a 10-year Master Framework Agreement that was originally signed between the previous government administration and Molson Canada 2005, a wholly owned indirect subsidiary of the Company, Labatt Brewing Company Limited, Sleeman Breweries Ltd., and Brewers Retail Inc. in 2015 and dictates the terms of the beer distribution and retail systems in Ontario through 2025. The government has not yet proclaimed the bill as law. The impacts of these potential legislative changes are unknown at this time, but could have a negative impact on the results of operations, cash flows and financial position of the North America segment. While discussions remain ongoing with the government to reach a mutually agreeable alternative to the enactment of the law, it is unclear how the coronavirus pandemic will impact these discussions. Molson Canada 2005 and the other Master Framework Agreement signatories are prepared to vigorously defend our rights and pursue legal recourse, should the Master Framework Agreement be unilaterally terminated by the enactment of the legislation.

Guarantees and Indemnities
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of March 31, 2020 and December 31, 2019, the unaudited condensed consolidated balance sheets include liabilities related to these guarantees of $51.5 million and $37.7 million, respectively. See Note 4, "Investments" for further detail.
Separately, related to our Cervejarias Kaiser Brasil S.A. ("Kaiser") indemnities, we have accrued $11.0 million and $14.2 million, in aggregate, as of March 31, 2020 and December 31, 2019, respectively. The maximum potential claims amount remaining for the Kaiser-related purchased tax credits was $67.2 million, based on foreign exchange rates as of March 31, 2020. Our Kaiser liabilities are discussed in further detail within Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report and did not significantly change during the first quarter of 2020.
13. Leases
Supplemental balance sheet information related to leases as of March 31, 2020 and December 31, 2019 was as follows:

		As of
		March 31, 2020	December 31, 2019
	Balance Sheet Classification	(In millions)
Operating Leases
Operating lease right-of-use assets	Other assets	$144.8	$154.5
Current operating lease liabilities	Accounts payable and other current liabilities	$46.5	$46.6
Non-current operating lease liabilities	Other liabilities	110.3	119.5
Total operating lease liabilities		$156.8	$166.1

Finance Leases
Finance lease right-of-use assets	Properties, net	$66.2	$73.0
Current finance lease liabilities	Current portion of long-term debt and short-term borrowings	$32.6	$34.5
Non-current finance lease liabilities	Long-term debt	56.4	60.0
Total finance lease liabilities		$89.0	$94.5

Supplemental cash flow information related to leases for the three months ended March 31, 2020 and March 31, 2019 was as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(In millions)
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from operating leases	$12.3	$12.0
Operating cash flows from finance leases	$0.9	$0.8
Financing cash flows from finance leases	$2.6	$0.6
Supplemental non-cash information on right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$6.3	$10.7

14. Supplemental Guarantor Information
For purposes of this Note 14, including the tables, "Parent Issuer" shall mean MCBC. "Subsidiary Guarantors" shall mean certain Canadian and U.S. subsidiaries reflecting the substantial operations of our North America segment.
SEC Registered Securities
On May 3, 2012, MCBC issued $1.9 billion of senior notes, in a registered public offering, consisting of $300 million 2.0% senior notes due 2017 (subsequently repaid in the second quarter of 2017), $500 million 3.5% senior notes due 2022, and

$1.1 billion 5.0% senior notes due 2042. Additionally, on July 7, 2016, MCBC issued $500 million 1.45% senior notes due 2019 (subsequently repaid in the third quarter of 2019), $1.0 billion 2.10% senior notes due 2021, $2.0 billion 3.0% senior notes due 2026, $1.8 billion 4.2% senior notes due 2046 and EUR $800.0 million 1.25% senior notes due 2024, in a registered public offering. In December 2017, MCBC completed an exchange offer in which it issued publicly registered senior notes in exchange for its $500 million 1.90% senior notes due 2019 (subsequently repaid in the first quarter of 2019), $500 million 2.25% senior notes due 2020 (subsequently repaid in the first quarter of 2020) and our EUR 500 million floating rate senior notes due 2019 (subsequently repaid in the first quarter of 2019), which were issued in private placement transactions in March 2017. "Parent Issuer" in the below tables is specifically referring to MCBC in its capacity as the issuer of these 2012, 2016 and 2017 issuances. These senior notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. Each of the Subsidiary Guarantors is 100% owned by the Parent Issuer. The guarantees are full and unconditional and joint and several.
None of our other outstanding debt is registered with the SEC, and such other outstanding debt is guaranteed on a senior unsecured basis by the Parent and/or Subsidiary Guarantors. These guarantees are full and unconditional and joint and several. See Note 8, "Debt" for details of all debt issued and outstanding as of March 31, 2020.
Presentation
The following information sets forth the unaudited condensed consolidating statements of operations for the three months ended March 31, 2020 and March 31, 2019, unaudited condensed consolidating balance sheets as of March 31, 2020 and December 31, 2019, and unaudited condensed consolidating statements of cash flows for the three months ended March 31, 2020 and March 31, 2019. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Issuer and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31, 2020
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$1.7	$2,039.0	$613.3	$(116.2)	$2,537.8
Excise taxes	—	(263.2)	(171.8)	—	(435.0)
Net sales	1.7	1,775.8	441.5	(116.2)	2,102.8
Cost of goods sold	(0.4)	(1,217.7)	(372.4)	111.5	(1,479.0)
Gross profit	1.3	558.1	69.1	(4.7)	623.8
Marketing, general and administrative expenses	(36.7)	(440.6)	(157.1)	4.7	(629.7)
Special items, net	(5.3)	(73.1)	(8.2)	—	(86.6)
Equity income (loss) in subsidiaries	(34.8)	(74.9)	(20.2)	129.9	—
Operating income (loss)	(75.5)	(30.5)	(116.4)	129.9	(92.5)
Interest income (expense), net	(59.5)	(7.1)	(2.3)	—	(68.9)
Other pension and postretirement benefits (costs), net	—	5.1	2.4	—	7.5
Other income (expense), net	(0.6)	(4.0)	(0.2)	—	(4.8)
Income (loss) before income taxes	(135.6)	(36.5)	(116.5)	129.9	(158.7)
Income tax benefit (expense)	18.6	3.2	21.5	—	43.3
Net income (loss)	(117.0)	(33.3)	(95.0)	129.9	(115.4)
Net (income) loss attributable to noncontrolling interests	—	—	(1.6)	—	(1.6)
Net income (loss) attributable to MCBC	$(117.0)	$(33.3)	$(96.6)	$129.9	$(117.0)
Comprehensive income (loss) attributable to MCBC	$(616.1)	$(393.0)	$(541.3)	$934.3	$(616.1)

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

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
(IN MILLIONS)
(UNAUDITED)

	As of
	March 31, 2020
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$297.3	$98.3	$270.5	$—	$666.1
Accounts receivable, net	—	353.2	284.6	—	637.8
Other receivables, net	16.1	59.1	31.9	—	107.1
Inventories, net	—	513.2	168.3	—	681.5
Other current assets, net	—	168.9	111.1	—	280.0
Intercompany accounts receivable	150.6	303.5	100.3	(554.4)	—
Total current assets	464.0	1,496.2	966.7	(554.4)	2,372.5
Properties, net	10.3	3,207.7	1,175.6	—	4,393.6
Goodwill	—	6,129.9	1,409.1	—	7,539.0
Other intangibles, net	3.5	11,515.1	1,786.5	—	13,305.1
Net investment in and advances to subsidiaries	20,890.1	8,104.6	4,228.2	(33,222.9)	—
Other assets	151.2	363.2	395.0	(58.5)	850.9
Total assets	$21,519.1	$30,816.7	$9,961.1	$(33,835.8)	$28,461.1
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$114.7	$1,662.8	$780.9	$—	$2,558.4
Current portion of long-term debt and short-term borrowings	1,025.5	386.1	33.4	—	1,445.0
Intercompany accounts payable	123.8	201.4	229.2	(554.4)	—
Total current liabilities	1,264.0	2,250.3	1,043.5	(554.4)	4,003.4
Long-term debt	7,236.5	720.8	74.8	—	8,032.1
Pension and postretirement benefits	7.4	673.1	13.4	—	693.9
Deferred tax liabilities	—	1,529.3	713.4	(58.5)	2,184.2
Other liabilities	325.7	185.8	90.0	—	601.5
Intercompany notes payable	—	3,555.7	3,590.1	(7,145.8)	—
Total liabilities	8,833.6	8,915.0	5,525.2	(7,758.7)	15,515.1
MCBC stockholders' equity	12,686.6	25,490.7	7,732.2	(33,222.9)	12,686.6
Intercompany notes receivable	(1.1)	(3,589.0)	(3,555.7)	7,145.8	—
Total stockholders' equity	12,685.5	21,901.7	4,176.5	(26,077.1)	12,686.6
Noncontrolling interests	—	—	259.4	—	259.4
Total equity	12,685.5	21,901.7	4,435.9	(26,077.1)	12,946.0
Total liabilities and equity	$21,519.1	$30,816.7	$9,961.1	$(33,835.8)	$28,461.1

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
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

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31, 2020
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(60.8)	$145.8	$(103.1)	$—	$(18.1)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(4.0)	(170.1)	(51.0)	—	(225.1)
Proceeds from sales of properties and other assets	—	0.5	1.1	—	1.6
Other	3.2	0.1	0.2	—	3.5
Net intercompany investing activity	(72.0)	(3,617.1)	(3,587.7)	7,276.8	—
Net cash provided by (used in) investing activities	(72.8)	(3,786.6)	(3,637.4)	7,276.8	(220.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	4.0	—	—	—	4.0
Dividends paid	(113.4)	—	(10.0)	—	(123.4)
Payments on debt and borrowings	(500.0)	(0.1)	(2.8)	—	(502.9)
Proceeds on debt and borrowings	—	—	1.0	—	1.0
Net proceeds from (payments on) revolving credit facilities and commercial paper	1,025.5	—	—	—	1,025.5
Change in overdraft balances and other	(0.9)	(34.3)	29.7	—	(5.5)
Net intercompany financing activity	—	3,659.7	3,617.1	(7,276.8)	—
Net cash provided by (used in) financing activities	415.2	3,625.3	3,635.0	(7,276.8)	398.7
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	281.6	(15.5)	(105.5)	—	160.6
Effect of foreign exchange rate changes on cash and cash equivalents	—	(5.8)	(12.1)	—	(17.9)
Balance at beginning of year	15.7	119.6	388.1	—	523.4
Balance at end of period	$297.3	$98.3	$270.5	$—	$666.1

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in this Quarterly Report on Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 ("Annual Report"), as well as our unaudited condensed consolidated interim financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. Due to the seasonality of our operating results, quarterly financial results are not an appropriate basis from which to project annual results.
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Molson Coors Beverage Company ("MCBC" or the "Company") (formerly known as Molson Coors Brewing Company), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments. As further discussed below, on January 1, 2020, we changed our management structure from a corporate center and four segments to two segments - North America and Europe. Our International segment was reconstituted with the Africa and Asia Pacific businesses reporting into the Europe segment and the remaining International business reporting into the North America segment. Accordingly, effective January 1, 2020, our reporting segments include: North America (North America segment), operating in the U.S., Canada and various countries in Latin and South America; and Europe (Europe segment), operating in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the U.K., various other European countries, and certain countries within Africa and Asia Pacific. We have recast the historical presentation of segment information as a result of these reporting segment changes accordingly.
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

Executive Summary
We are one of the world's largest brewers and have a diverse portfolio of owned and partner brands, including global brands Blue Moon, Coors Banquet, Coors Light, Miller Genuine Draft, Miller Lite, and Staropramen, regional champion brands Carling, Molson Canadian and other leading country-specific brands, as well as craft and specialty beers such as Creemore Springs, Cobra, Sharp's Doom Bar, Henry's Hard and Leinenkugel's. With centuries of brewing heritage, we craft high-quality, innovative beverages with the purpose of uniting people to celebrate all life's moments. As a business, our ambition is to be the first choice for our people, our consumers and our customers, and our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
Coronavirus Global Pandemic
On March 11, 2020, the World Health Organization characterized the outbreak of the novel coronavirus disease, known as COVID-19, as a global pandemic and recommended containment and mitigation measures. We are actively monitoring the impact of the coronavirus pandemic, which has had, and we currently expect will continue to have, a material adverse effect on our operations, liquidity, financial condition and financial results for our full year 2020 and, possibly, beyond. The extent to which our operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity and duration of the outbreak and actions by government authorities to contain the pandemic or treat its impact, among other things.
Recently, many governmental entities across North America and Europe have required that bars and restaurants close or cease sit-down service, which has negatively impacted, and we currently expect will continue to negatively impact, on-premise sales of our beverages and incur costs to repurchase products that on-premise accounts or distributors were unable or prohibited from selling as a result of the governmental regulations. Other restaurants and bars have also implemented closures and/or modified their hours, either voluntarily or as a result of governmental orders or quarantines. In addition, sporting events, festivals and other large public gatherings where our products are served have been canceled throughout North America and Europe. See "Outlook" for additional details. Sales to on-premise customers tend to be higher margin than sales to off-premise (retail outlets) customers. Additionally, these and other governmental or societal impositions of restrictions on public gatherings, especially if prolonged in nature, whether government or self-imposed, will have adverse effects on on-premise traffic and, in turn, our business.
We currently expect a significant adverse impact, particularly in the second quarter of 2020, to both net sales and profit performance for fiscal year 2020, and potentially beyond, due to the resulting closure of the on-premise channel in all of our markets, as well as the anticipated negative impact of the pandemic on the global economy. Specifically, we estimate that approximately 23% of our 2019 consolidated net sales resulted from on-premise consumption, with approximately 17% of our North America net sales and approximately 50-55% of our Europe net sales each coming from this important part of the industry, and in many of our markets the on-premise business has been reduced to zero. See further discussion below under "Results of Operations" regarding the historical percentage of volume and net sales represented in the on-premise within our North America and Europe segment businesses and resulting implications to expected profitability as a result of the effective closures of the on-premise in the markets in which we operate. We have considered various actions that may be needed to mitigate the impacts of the coronavirus pandemic, and have resources in place should we need to act on any of these quickly. Such potential actions include, but are not limited to, further drawing on our revolving line of credit (see Part I—Item 1. Financial Statements, Note 8, "Debt" regarding details of our current revolving credit facility borrowings and remaining capacity), accessing the capital markets, reducing discretionary spending including marketing, general and administrative as well as capital expenditures, asset monetization and taking advantage of certain governmental programs such as furloughs in the U.K. and government relief and payment deferral programs, for example by the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and other such government-sponsored legislation and programs. See "Liquidity and Capital Resources" and Part II—Item 1A. "Risk Factors" in this report for additional information regarding the impact of the global coronavirus pandemic. We also continue to monitor the impacts of the pandemic on the recoverability of our assets, including goodwill and indefinite-lived intangible assets. While we have not recognized any resulting impairment losses at this time, if the duration of the pandemic is prolonged and the severity of its impact continues, it could result in significant impairment losses. See Part I—Item 1. Financial Statements, Note 7, "Goodwill and Intangible Assets" for further details.
Further, in order to support the challenges facing our on-premise customers and retailers, and our overall commitment to quality, we initiated voluntary temporary keg relief programs in many of our markets which will provide customers with reimbursements for untapped kegs that meet certain established return requirements. As a result, our first quarter results include aggregate charges of $50 million, inclusive of a reduction to net sales of $31.5 million for estimated reimbursements through these keg relief programs, as well as charges of $18.5 million within cost of goods sold related to obsolete finished goods keg inventories that are not expected to be sold within our freshness specifications as a result of the ongoing on-premise impacts, as well as the estimated costs to facilitate the above mentioned keg returns. See Part I—Item 1. Financial Statements, Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for further additional details.

In April 2020, the impacts of the coronavirus pandemic have continued to significantly adversely affect the on-premise channel, which continues to be effectively closed across all of our markets, and the benefit of pantry loading to our North America STR performance at the end of March has not continued. While off-premise sales continue to perform well, we do not expect them to fully offset the loss of the on-premise volume. Specifically, for the first four weeks of April 2020, in North America, we estimate that U.S. STRs were down approximately 14%, driven by lower premium and above premium brand trends, with economy brand performance down approximately 4% in the four weeks. In the U.S. we continue to see strong STR trends in the off-premise channel, but these trends are not fully offsetting the effective elimination of on-premise sales. We expect the negative on-premise trends in the U.S. to continue while social isolation continues to be practiced and expect that any increase in total off-premise volumes due to channel shifting will not be sufficient to offset the losses experienced in the on-premise. We estimate that this will result in negative trends in volume, net sales, and mix versus our prior estimates and expect these trends to continue at least through the end of the year and in particular in the second quarter. Separately, in Europe, we estimate that brand volumes are down approximately 40% for the first four weeks of April 2020. The extent, severity and duration to which our operations will be impacted by the pandemic remains uncertain. Therefore, we withdrew our financial outlook for 2020 and beyond and the market remains too unpredictable to provide updated detailed financial outlook.
Additionally, as a result of the ongoing impacts of the pandemic, early in the second quarter we have begun to take various mitigating actions to prepare to offset some of the implications to our employees and communities, as well as the immediate challenges to performance, while also ensuring liquidity and deleverage remain key priorities as further discussed within "Outlook" below.
Revitalization Plan
On October 28, 2019, we initiated a revitalization plan designed to allow us to invest across our portfolio to drive long-term, sustainable success. As part of this plan, we planned to accelerate investments behind our largest brands, invest significantly in the above premium segment, and invest more in whitespace and beyond beer opportunities. We were making progress against these ambitions before the impact of the coronavirus pandemic became widespread throughout North America and Europe. As a result of this pandemic and resulting uncertainty in the economy, we are making adjustments in the short-term and intend to use the savings we continue to generate from the revitalization plan to help protect our cash and liquidity position. See additional discussion of the implications of the pandemic above.
We also made the determination to establish Chicago, Illinois as our North American operational headquarters, close our existing office in Denver, Colorado and consolidate certain administrative functions into our other existing office locations. Effective January 1, 2020, we changed our management structure from a corporate center and four segments to two segments - North America and Europe. The North America segment consolidates the United States, Canada and corporate center, enabling us to move more quickly with an integrated portfolio strategy. The Europe segment allows for standalone operations, developed and supported by a European-based team, including local leadership, commercial, supply chain and support functions. The existing International team was reconstituted to more effectively grow our global brands - with the Africa and Asia Pacific businesses reporting into the European segment and the remaining International business reporting into the North America segment.
We also have certain activity that is not allocated to our segments, which has been reflected as “Unallocated”. Specifically, "Unallocated" activity primarily includes financing related costs such as interest expense and income, foreign exchange gains and losses on intercompany balances related to financing and other treasury-related activities, and the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides. Additionally, only the service cost component of net periodic pension and OPEB cost is reported within each operating segment, and all other components remain unallocated. We have recast the historical presentation of segment information as a result of these reporting segment changes accordingly.
In connection with these consolidation activities, we currently expect to incur certain cash and non-cash restructuring charges related to employee relocation, severance, retention and transition costs, non-cash asset related costs, lease exit costs in connection with our office lease in Denver, Colorado, and other transition activities currently estimated in the range of approximately $90 million to $120 million in the aggregate, the majority of which will be cash charges that we began recognizing in the fourth quarter of 2019, and will be further spread through the balance of fiscal years 2020 and 2021. In the first quarter of 2020, we recognized severance and retention charges of $22.7 million, bringing the aggregate of such charges to approximately $64 million since the plan was initiated. Actual severance and retention costs related to this restructuring, which are primarily being recognized ratably over the employees' required future service period, may differ from original estimates based on actual employee turnover levels prior to achieving severance and retention eligibility requirements. Employee relocation charges are recognized in the period incurred and were immaterial in first quarter of 2020. We recognized these charges as special items within our consolidated statements of operations. See Part I—Item 1. Financial Statements, Note 5, "Special Items” for additional details.
After taking into account all changes in each of the business units, including Europe, the plan is expected to reduce employment levels, in aggregate, by approximately 500 to 600 employees globally. The company expects the costs associated with the restructuring to be substantially recognized by the end of fiscal year 2021.
Summary of Consolidated Results of Operations
The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three months ended March 31, 2020 and March 31, 2019. See Part I-Item 1. Financial Statements for additional details of our U.S. GAAP results.

	Three Months Ended
	March 31, 2020	March 31, 2019	% change
	(In millions, except percentages and per share data)
Financial volume in hectoliters	18.428	20.101	(8.3)%
Net sales	$2,102.8	$2,303.3	(8.7)%
Net income (loss) attributable to MCBC	$(117.0)	$151.4	N/M
Net income (loss) attributable to MCBC per diluted share	$(0.54)	$0.70	N/M
N/M = Not meaningful
First Quarter 2020 Financial Highlights
During the first quarter of 2020, we recognized a net loss attributable to MCBC of $117.0 million compared to net income of $151.4 million in the prior year. This decrease was primarily driven by an approximate $158 million unfavorable unrealized mark-to-market change on our commodity positions and HEXO warrants, an increase in special charges of approximately $74 million, estimated keg sales returns and finished goods obsolescence reserves and related costs of $50 million resulting from the on-premise impacts of the coronavirus pandemic, the impact of lower financial volume, inflation and negative mix. These items were partially offset by favorable net pricing and cost savings related to the revitalization plan, as well as other targeted spend reductions. Net sales of approximately $2.1 billion in the first quarter of 2020 decreased 8.7% from the prior year, driven by financial volume declines, estimated keg sales returns and reimbursements of $31.5 million related to the on-premise impacts resulting from the coronavirus pandemic across all of our major markets, as well as unfavorable mix, partially offset by higher global net pricing.
Regional financial highlights:

•
In our North America segment, income before income taxes decreased 69.0% to $76.2 million in the first quarter of 2020, compared to the prior year primarily driven by lower financial volume, higher special charges, the recognition of estimated keg sales returns and finished good obsolescence reserves and related costs resulting from the on-premise impacts of the coronavirus pandemic, cost of goods sold inflation, as well as the unrealized mark-to-market changes on our HEXO warrants. These unfavorable drivers were partially offset by lower marketing, general and administrative expense, cost savings in cost of goods sold and net pricing growth. The lower marketing, general and administrative expense was driven by cost savings related to the revitalization plan, lower incentive compensation, as well as cycling higher project costs in the prior year related to brewery system implementations, partially offset by a slight overall increase in marketing spend around new innovations that occurred early in the quarter such as Saint Archer Gold and Blue Moon LightSky, in line with our initial plans for 2020, prior to actions taken to mitigate the impacts associated with the coronavirus pandemic.

•
In our Europe segment, the pre-tax loss before income taxes increased to a loss of $76.8 million in the first quarter of 2020, compared to a loss of $38.4 million in the prior year, primarily due to lower net sales revenue, increased cost of goods sold resulting from estimated finished goods obsolescence reserves and related costs resulting from the on-premise impacts of the coronavirus pandemic as well as cost inflation, volume deleverage and higher specials charges primarily related to the revitalization plan, partially offset by lower marketing, general and administrative expense driven by cost mitigation actions taken and favorable foreign currency movements.

See "Results of Operations" below for further analysis of our segment results.
Brand highlights:

•
Blue Moon Belgian White global brand volume decreased 7.1% in the first quarter of 2020 versus 2019, driven by declines in North America, specifically in the U.S., partially offset by growth in Europe.

•
Carling brand volume in Europe decreased 9.0% during the first quarter of 2020 versus 2019, driven by lower volumes in the U.K., the brand's primary market as a result of the on-premise impacts of the coronavirus pandemic.

•
Coors global brand volume - Coors Light global brand volume increased 0.8% during the first quarter of 2020 versus 2019. The overall volume increase in the first quarter of 2020 was primarily driven by growth in North America specifically in Latin America, partially offset by declines in Europe and other North American markets including the U.S. and Canada. Despite volume declines in the U.S., Coors Light gained share of the U.S. premium light segment for the fourth consecutive quarter. Coors Banquet global brand volume increased 2.2% during the first quarter of 2020 versus 2019 driven by growth in Canada.

•
Miller global brand volume - Miller Lite global brand volumes increased 1.0% during the first quarter of 2020 versus 2019, primarily driven by growth in Canada and Latin America, partially offset by declines in the U.S. However, Miller Lite gained share of the U.S. premium light segment for the twenty-second consecutive quarter. Miller Genuine Draft global brand volume decreased 6.0% during the first quarter of 2020 versus 2019, due to a decrease in North America.

•
Staropramen global brand volume, including royalty volume, decreased 6.7% during the first quarter of 2020 versus 2019, primarily driven by lower volumes in European markets outside of Czech Republic, the brand's primary market.

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

	Three Months Ended
	March 31, 2020	March 31, 2019	% change
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	18.428	20.101	(8.3)%
Less: Contract brewing, wholesaler and non-beer volume	(1.597)	(1.806)	(11.6)%
Add: Royalty volume	0.879	0.737	19.3%
Add: STW to STR adjustment	0.155	(0.837)	N/M
Total worldwide brand volume	17.865	18.195	(1.8)%
N/M = Not meaningful
Our worldwide brand volume decreased 1.8%, while financial volume decreased 8.3%, for the three months ended March 31, 2020 compared to prior year, reflecting unfavorable shipment timing in the U.S. including brewery downtime associated with the Milwaukee tragedy in February, share declines and lower contract brewing volumes in North America, as well as lower volume in Europe as a result of the coronavirus pandemic. In North America brand volumes benefited in March 2020 from pantry loading, particularly in the U.S, as well as from the timing of trading days versus the prior year. This pantry loading has not continued into April and while off-premise sales have continued to perform well early in the second quarter of 2020, we do not expect them to fully offset the loss of the on-premise volume due to closures related to the pandemic.
Net Sales Drivers
For the three months ended March 31, 2020 versus March 31, 2019, by segment (in percentages):

	Volume	Price, Product and Geography Mix	Currency	Total
Consolidated	(8.3)%	0.1%	(0.5)%	(8.7)%
North America	(7.8)%	0.6%	(0.2)%	(7.4)%
Europe	(10.0)%	(3.4)%	(2.1)%	(15.5)%

Income taxes

	Three Months Ended
	March 31, 2020	March 31, 2019
Effective tax rate	27%	18%
The increase in the effective tax rate during the first quarter of 2020 was primarily driven by an increase in net discrete tax benefits recognized in the first quarter of 2020, along with a pretax loss in the first quarter of 2020, versus pretax income in the first quarter of 2019. Specifically, we recognized a net discrete tax benefit of $13.9 million in the first quarter of 2020, versus a $1.2 million net discrete tax benefit in the first quarter of 2019.
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
Since 2018, the U.S. Department of Treasury has continued to issue proposed, temporary and final regulations to implement provisions of the 2017 Tax Act. We have continued to monitor these and, most recently, on April 7, 2020, the U.S. Department of Treasury enacted final hybrid regulations with full retroactive application to January 1, 2018, with a few exceptions. We are currently in the process of reviewing and interpreting the finalized regulations related to their impact on our tax positions, as well as evaluating the impact on our financial statements. Based on our preliminary review of these finalized regulations, we currently expect to recognize estimated income tax expense of approximately $100 million to $200 million upon enactment in the second quarter of 2020, related to the retroactive period of January 1, 2018 through March 31, 2020, for fiscal years 2018, 2019, and the first quarter of 2020. This estimated range considers the potential impacts associated with the possible technical interpretations of the regulations that could result following a full legal analysis.
Refer to Part I - Item 1. Financial Statements, Note 6, "Income Tax" for discussion regarding our effective tax rate.

Results of Operations
North America Segment

	Three Months Ended
	March 31, 2020	March 31, 2019	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)	14.456	15.682	(7.8)%
Sales(2)	$2,055.0	$2,219.9	(7.4)%
Excise taxes	(265.3)	(287.3)	(7.7)%
Net sales(2)	1,789.7	1,932.6	(7.4)%
Cost of goods sold(2)	(1,132.4)	(1,187.2)	(4.6)%
Gross profit	657.3	745.4	(11.8)%
Marketing, general and administrative expenses	(496.6)	(512.1)	(3.0)%
Special items, net(3)	(79.1)	(9.6)	N/M
Operating income (loss)	81.6	223.7	(63.5)%
Interest income (expense), net	(1.0)	(2.3)	(56.5)%
Other income (expense), net	(4.4)	24.5	N/M
Income (loss) before income taxes	$76.2	$245.9	(69.0)%
N/M = Not meaningful

(1)
Excludes royalty volume of 0.515 million hectoliters and 0.395 million hectoliters for the three months ended March 31, 2020 and March 31, 2019, respectively. The results for the three months ended March 31, 2019 have been recast to reflect the segment changes as part of the revitalization plan.

(2)	Includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.

(3)	See Part I—Item 1. Financial Statements, Note 5, "Special Items" for detail of special items.
Significant events
We continue to monitor the coronavirus pandemic, which has had, and we currently expect will continue to have, a material adverse effect on our North America results of operations for fiscal year 2020 and, possibly, beyond. In 2019, we estimate that approximately 16% and 17% of our North America volume and net sales, respectively, was from the on-premise channel, which tends to be more profitable than the off-premise channel as a result of its higher above premium brand mix. As a result of the coronavirus pandemic and resulting government restrictions and related on-premise closures, we have seen this portion of our business effectively cease entirely from the middle of March and continuing into April across all of North America. While brand volume benefited from pantry loading towards the end of March, as discussed below, this pantry loading has not continued into April and while off-premise sales have continued to perform well early in the second quarter of 2020, we do not expect them to fully offset the loss of the on-premise volume due to closures related to the pandemic. Additionally, continuing governmental or societal impositions of the closure of bars and restaurants and restrictions on public gatherings, especially if prolonged in nature, we expect will continue to have adverse effects on on-premise traffic and, in turn, our business performance, cash flows and liquidity. Further, the CAD has recently become volatile as a result of the ongoing uncertainties and impacts of the coronavirus pandemic. Any significant weakening of the CAD to the USD could have an adverse impact on our results due to the relative magnitude of our Canadian business.
Our first quarter results include a reduction to net sales of $19.0 million, and charges to cost of goods sold of $11.8 million related to the recognition of estimated sales returns and finished good obsolescence reserves and related costs resulting from the on-premise impacts of the coronavirus pandemic.
In late February 2020, we experienced a tragic shooting in our Milwaukee brewery. This impacted our employees in various capacities, and also significantly impacted STWs in late February and early March 2020 as the brewery was shut down for a full week, and when reopened, it took several days to return to full capacity. This downtime affected shipment levels resulting in lower than planned distributor inventory at the end of the quarter.
As part of our revitalization plan announced during the fourth quarter of 2019, we initiated restructuring activities and continue to incur severance and other employee-related costs as special items.

Following management approval in December 2019, in January 2020, we announced plans to cease production at our Irwindale, California brewery and entered into an option agreement with Pabst Brewing Company, LLC ("Pabst"), granting Pabst an option to purchase our Irwindale, California brewery, including plant equipment and machinery and the underlying land.
Pursuant to the agreement, Pabst has 120 days from receipt of the previously provided notice of the Irwindale brewery closure from Molson Coors Beverage Company USA LLC ("MCBC USA" formerly known as MillerCoors LLC) to exercise the option to purchase the Irwindale brewery. If Pabst exercises its option to purchase the Irwindale brewery, the agreement provides (i) the purchase price will be $150 million, subject to adjustment as further specified in the agreement, (ii) the closing will be within six months from Pabst’s exercise of the option, but no earlier than September 1, 2020 and no later than December 31, 2020, subject to the satisfaction of certain customary closing conditions, (iii) for the treatment and allocation of certain liabilities related to the operation of the Irwindale brewery prior to closing, and (iv) for customary representations and warranties and certain post-closing restrictions on Pabst regarding the operations and disposal of the Irwindale brewery. In conjunction with the agreement, MCBC USA and Pabst also executed mutual releases of claims related to their ongoing litigation and agreed to dismiss the litigation with prejudice.
We recorded special charges related to the planned Irwindale brewery closure of approximately $58 million during the first quarter of 2020, consisting primarily of accelerated depreciation, bringing the total special charges recognized related to the planned brewery closure to approximately $74 million as of March 31, 2020. We will continue to incur special charges during each reporting period through the planned closure of the brewery in September 2020. While analysis of the implications of the announced brewery closure remain ongoing, remaining special charges associated with the planned closure are currently expected to be approximately $75 million to $100 million, consisting primarily of accelerated depreciation charges. However, this estimated range contains significant uncertainty, and actual results could differ materially from these estimates due to uncertainty regarding the ultimate net cost associated with the disposition of assets, restructuring charges, as well as the overall outcome of the Pabst purchase option, which if exercised, could significantly impact these estimates.
The volatility of aluminum prices, inclusive of Midwest Premium and tariffs, continued to significantly impact our results during the first quarter of 2020. To the extent these prices continue to fluctuate, our business and financial results could be materially adversely impacted. We continue to monitor these risks and rely on our risk management hedging program to help mitigate price risk exposure for commodities including aluminum and fuel.
In further efforts to help optimize the North America brewery network, in the third quarter of 2017, we announced a plan to build a more efficient and flexible brewery in Longueuil, Quebec. Additionally, during the second quarter of 2019, we completed the sale of our Montreal brewery. In conjunction with the sale, we agreed to lease back the existing property to continue operations on an uninterrupted basis until the new brewery is operational, which we currently expect to occur in 2021. However, due to the uncertainty inherent in our estimates, the timing of the brewery closure is subject to change. We will continue to incur significant capital expenditures associated with the construction of the new brewery in Longueuil, Quebec.
In June 2019, the Ontario government adopted a bill that, if enacted, would terminate a 10-year Master Framework Agreement that was originally signed between the previous government administration and Molson Canada 2005, a wholly owned indirect subsidiary of the Company, Labatt Brewing Company Limited, Sleeman Breweries Ltd., and Brewers Retail Inc. in 2015 and governs the terms of the beer distribution and retail systems in Ontario through 2025. The government has not yet proclaimed the bill as law. The impacts of these potential legislative changes are unknown at this time, but could have a negative impact on the results of operations, cash flows and financial position of the North America segment. While discussions remain ongoing with the government to reach a mutually agreeable alternative to the enactment of the law, it is unclear how the coronavirus pandemic will impact these discussions, Molson Canada 2005 and the other Master Framework Agreement signatories are prepared to vigorously defend their rights and pursue legal recourse, should the Master Framework Agreement be unilaterally terminated by the enactment of the legislation. For additional information, see Part I—Item 1. Financial Statements, Note 12, "Commitments and Contingencies."
In June 2019, Health Canada released final regulations resulting in the legalization of new classes of cannabis products including edibles and cannabis infused beverages on October 17, 2019, with product sales being permitted sixty days after submission of the beverage formulations to Health Canada and satisfaction of all other licensing and regulatory preconditions. Our Truss joint venture with HEXO Corp. ("HEXO") in Canada has been making progress preparing for the launch of cannabis-infused products in the Canadian market, including the on-going construction of a production facility in Belleville, Ontario. We currently expect that Truss will launch products in 2020, subject to and after all of its licenses and regulatory clearances have been obtained. Separately, in April 2020, we completed the formation of a new U.S. joint venture with HEXO to explore opportunities for non-alcohol hemp-derived CBD beverages in Colorado.

Foreign currency impact on results
During the three months ended March 31, 2020, foreign currency movements unfavorably impacted our North America USD income before income taxes by $2.4 million. Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Brand volume increased 0.4%, on a trading day adjusted basis, for the three months ended March 31, 2020 compared to prior year, due to the favorable timing of trading days versus the prior year, as well as March pantry loading, particularly in the U.S., partially offset by estimated market share declines in North America. Financial volume declined 7.8% for the three months ended March 31, 2020 compared to prior year, reflecting unfavorable shipment timing in the U.S., including brewery downtime associated with the Milwaukee tragedy, as well as lower contract brewing volume.
Net sales per hectoliter on a brand volume basis decreased 1.3% for the three months ended March 31, 2020, compared to prior year, driven by the estimated on-premise sales returns and reimbursements as well as unfavorable geographic mix driven by growing licensed volume in Mexico, partially offset by net pricing growth. Net sales per hectoliter on a reported basis in local currency increased 0.6% for the three months ended March 31, 2020 compared to prior year.
Cost of goods sold
Cost of goods sold per hectoliter in local currency for the three months ended March 31, 2020 increased 3.7% compared to prior year, driven by finished good obsolescence reserves and related costs resulting from the on-premise impacts of the coronavirus pandemic as well as volume deleverage and inflation, partially offset by cost savings.
Marketing, general and administrative expenses
Marketing, general and administrative expenses in local currency for the three months ended March 31, 2020 decreased 2.9% compared to prior year, primarily driven by cost savings related to the revitalization plan, lower incentive compensation, as well as cycling higher project costs in the prior year related to brewery system implementations, partially offset by a slight overall increase in marketing spend around new innovations that occurred early in the quarter such as Saint Archer Gold and Blue Moon LightSky, in line with initial plans for 2020, prior to actions taken to mitigate the impacts associated with the coronavirus pandemic.
Other income (expense), net
For the three months ended March 31, 2020 the change in other income (expense) was primarily driven by unrealized mark-to-market losses of approximately $2 million compared to gains of approximately $23 million on the HEXO warrants received in connection with the formation of the Truss joint venture, as further discussed in Note 11, "Derivative Instruments and Hedging Activities."

Europe Segment

	Three Months Ended
	March 31, 2020	March 31, 2019	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)	4.002	4.445	(10.0)%
Sales(2)	$487.3	$585.2	(16.7)%
Excise taxes	(169.7)	(209.5)	(19.0)%
Net sales(2)	317.6	375.7	(15.5)%
Cost of goods sold	(252.0)	(264.9)	(4.9)%
Gross profit	65.6	110.8	(40.8)%
Marketing, general and administrative expenses	(133.1)	(143.1)	(7.0)%
Special items, net(3)	(7.5)	(3.4)	120.6%
Operating income (loss)	(75.0)	(35.7)	110.1%
Interest income (expense), net	(1.4)	(1.3)	7.7%
Other income (expense), net	(0.4)	(1.4)	(71.4)%
Income (loss) before income taxes	$(76.8)	$(38.4)	100.0%

(1)
Excludes royalty volume of 0.364 million hectoliters and 0.342 million hectoliters for the three months ended March 31, 2020 and March 31, 2019, respectively. The results for the three months ended March 31, 2019 have been recast to reflect the segment changes as part of the revitalization plan.

(2)	Includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.

(3)	See Part I-Item 1. Financial Statements, Note 5, "Special Items" for detail of special items.
Significant events
We continue to monitor the coronavirus pandemic, which has had, and we currently expect will continue to have, a material adverse effect on our Europe results of operations for fiscal year 2020 and, possibly, beyond. In 2019, we estimate that approximately 40% and 50-55% of our Europe volume and net sales, respectively, was from the on-premise channel, which tends to be more profitable than the off-premise channel. In addition, the U.K. is further negatively being impacted by the on-premise restrictions as the U.K comprises approximately 55% of our Europe net sales, which were $1,986.4 million for the year ended December 31, 2019 (the Europe net sales includes the U.K. factored brand business, which represents approximately 17% of this amount), and, we estimate, nearly 60% and approximately 70-75% of the U.K. volume and net sales revenue, respectively, originate from the U.K. on-premise channel. As a result of the coronavirus pandemic and resulting government-imposed restrictions and related on-premise closures, this portion of our business has effectively ceased entirely from the middle of March and continuing into April across all of Europe. Additionally, the governmental or societal impositions of the closure of bars and restaurants and restrictions on public gatherings, especially if prolonged in nature, we expect will continue to have adverse effects on on-premise traffic and, in turn, our business performance, cash flows and liquidity.
Our first quarter results include a reduction to net sales of $12.5 million, and charges to cost of goods sold of $6.7 million related to the recognition of estimated sales returns and finished good obsolescence reserves and related costs resulting from the on-premise impacts of the coronavirus pandemic.
As part of our revitalization plan announced during the fourth quarter of 2019, we initiated restructuring activities and continue to incur severance and other employee-related costs as special items.
The U.K. exited the European Union (EU) on January 31, 2020, which subjects our Europe segment to regulatory and market uncertainty as the U.K. remains in the EU customs union and single market until December 31, 2020, while the full terms of future trade agreements continue to be negotiated. The GBP has recently become volatile as a result of the government discussions related to the uncertainty and terms of the exit as well as from the ongoing uncertainties and impacts of the coronavirus pandemic. Any significant weakening of the GBP to the USD could have an adverse impact on our results due to the importance and relative magnitude of U.K. sales.
Foreign currency impact on results
Our Europe segment operates in numerous countries within Europe and each country's operations utilize distinct currencies. Foreign currency movements favorably impacted our Europe USD loss before income taxes by $2.8 million for the three months ended March 31, 2020. Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Our Europe brand volume decreased 8.5% for the three months ended March 31, 2020 as a result of the coronavirus pandemic.
Net sales per hectoliter on a brand volume basis decreased 5.2% in local currency for the three months ended March 31, 2020, compared to prior year, driven by unfavorable geographic mix, particularly in the higher margin U.K. business, which has a more significant exposure to the on-premise channel, as well as estimated keg sales returns related to the on-premise impacts resulting from the coronavirus pandemic, partially offset by positive pricing. Net sales per hectoliter on a reported basis decreased 3.8% in local currency for the three months ended March 31, 2020, compared to prior year.
Cost of goods sold
Cost of goods sold per hectoliter increased 8.4% in local currency for the three months ended March 31, 2020, versus prior year, driven by estimated finished goods obsolescence reserves and costs resulting from the on-premise impacts of the coronavirus pandemic as well as cost inflation and volume deleverage.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 4.3% in local currency for the three months ended March 31, 2020, compared to prior year, primarily as a result of actions taken to mitigate the impacts associated with the coronavirus pandemic and favorable foreign currency movements.
Unallocated

	Three Months Ended
	March 31, 2020	March 31, 2019	% change
	(In millions, except percentages)
Financial volume in hectoliters	—	—	—%
Sales	$—	$—	—%
Excise taxes	—	—	—%
Net sales	—	—	—%
Cost of goods sold	(99.1)	34.1	N/M
Gross profit	(99.1)	34.1	N/M
Marketing, general and administrative expenses	—	—	—%
Special items, net	—	—	—%
Operating income (loss)	(99.1)	34.1	N/M
Interest expense, net	(66.5)	(69.7)	(4.6)%
Other pension and postretirement benefits (costs), net	7.5	8.6	(12.8)%
Other income (expense), net	—	0.8	(100.0)%
Income (loss) before income taxes	$(158.1)	$(26.2)	N/M
N/M = Not meaningful
Cost of goods sold
The unrealized changes in fair value on our commodity swaps, which are economic hedges, are recorded as cost of goods sold within unallocated. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. Lower commodity market prices relative to our hedged positions on our commodity swaps drove total unrealized mark-to-market losses of $99.1 million recognized in cost of goods sold for the three months ended March 31, 2020, compared to the unrealized mark-to-market gain of $34.1 million recognized in cost of goods sold for the three months ended March 31, 2019.

Interest expense, net
Net interest expense decreased for the three months ended March 31, 2020 compared to the prior year, primarily driven by the repayment of debt as part of our deleveraging commitments as well as risk management strategies to reduce interest expense. See Part I—Item 1. Financial Statements, Note 8, "Debt" and Note 11, "Derivative Instruments and Hedging Activities" for further details.
Liquidity and Capital Resources
On March 11, 2020, the World Health Organization characterized the outbreak of the novel coronavirus disease, known as COVID-19, as a global pandemic and recommended containment and mitigation measures. We are actively monitoring the impact of the coronavirus pandemic, which has had, and we currently expect will continue to have, a material adverse effect on our operations, liquidity, financial condition and financial results for our full year 2020 and, possibly, beyond. The extent to which our future liquidity will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity and duration of the pandemic and actions by government authorities to contain the outbreak or treat its impact, among other things.
Our primary sources of liquidity have included cash provided by operating activities and access to external capital. However, a continued worldwide disruption could materially affect our future access to our sources of liquidity. In the event of a sustained market deterioration, and continued declines in net sales, profit and operating cash flow, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We currently believe that our cash and cash equivalents, cash flows from operations and cash provided by short-term and long-term borrowings, when necessary, will be adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, capital expenditures and other obligations for the twelve months subsequent to the date of the issuance of this quarterly report, and our long-term liquidity requirements. However, we are currently focused on navigating the recent challenges presented by the coronavirus pandemic by preserving our liquidity and managing our cash flow through taking preemptive action to enhance our ability to meet our short-term liquidity needs. Specifically, we have considered various actions that may be needed to meet short-term and mid-term liquidity needs and have resources in place should we need to act on any of these quickly. Such potential actions include, but are not limited to, further drawing on our revolving line of credit (see Part I—Item 1. Financial Statements, Note 8, "Debt" regarding details of our current revolving credit facility borrowings and remaining capacity), accessing the capital markets, reducing discretionary spending including marketing, general and administrative as well as capital expenditures, asset monetization, and taking advantage of certain governmental programs such as furloughs in the U.K. and government relief and payment deferral programs, for example by the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), discussed below, and other such government-sponsored legislation and programs. In addition, we and our Board are actively evaluating various capital allocation options, including a suspension, reduction or temporary elimination of our dividend.
While we currently expect to have the necessary cash on hand to repay obligations when due, continued declines in net sales and profit could have a material adverse effect on our financial operations, cash flow and our ability to raise capital. The coronavirus pandemic is ongoing, and because of its dynamic nature, including uncertainties relating to the ultimate spread of the virus, the severity of the disease, the duration of the pandemic and related prolonged weakening of economic or other negative conditions, and governmental reactions, we cannot fully anticipate future conditions given the substantial uncertainties in the economy in general. We may have unexpected costs and liabilities; revenue and cash provided by operations may decline; macroeconomic conditions may continue to weaken; prolonged and severe levels of unemployment may negatively impact our consumers; and competitive pressures may increase. These factors may result in difficulty maintaining liquidity, meeting our deleverage commitments and complying with our revolving credit facility covenants. As a result, our credit ratings could be downgraded, which would increase our costs of future borrowing and harm our ability to refinance our debt in the future on acceptable terms or at all.
There can be no assurance that we will be able to secure additional liquidity if our revolving credit facility is fully drawn, the capital markets become inaccessible or if our credit rating is adversely impacted, which may result in difficulties in accessing debt markets or increase our debt costs. Even if we have access to the capital markets, we may not be able to raise capital on acceptable terms or at all. If we are unable to maintain or access adequate liquidity, our ability to timely pay our obligations when due could be adversely affected.
Continued disruption and declines in the global economy could also impact our customers' liquidity and capital resources and therefore our ability to collect, or the timeliness of collection of our accounts receivable from them, which may have a material adverse impact on our performance, cash flows and capital resources. We continue to monitor our accounts receivable aging and have recorded reserves as appropriate. In addition, measures taken by governmental agencies to provide relief to businesses could further impact our ability to collect from customers. See Part I—Item 1. Financial Statements, Note 1, “Basis

of Presentation and Summary of Significant Accounting Policies” for additional discussion related to our accounts receivable and associated reserves.
Additionally, in response to the coronavirus pandemic, various governmental authorities globally have announced relief programs which we continue to monitor and evaluate, such as the CARES Act in the U.S. which was signed into law on March 27, 2020. Certain of these relief programs provide temporary deferrals of income and non-income based tax payments, which have positively impacted our operating cash flows in the first quarter of 2020. We anticipate these temporary deferrals will result in continued timing benefits to operating cash flows in the first half of 2020, largely expected to benefit cash flows in the second quarter of 2020, with reversals in the second half of 2020 and into 2021 as these deferred payments are made.
While a significant portion of our cash flows from operating activities is generated within the U.S., our cash balances may be comprised of cash held outside the U.S. and in currencies other than USD. As of March 31, 2020, approximately 52% of our cash and cash equivalents was located outside the U.S., largely denominated in foreign currencies. The recent fluctuations in foreign currency exchange rates may have a material impact on these foreign cash balances. We accrue for tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue taxes. However, we continue to assess the impact of the 2017 Tax Act and related U.S. Department of Treasury proposed, temporary and final regulations, on the tax consequences of future cash repatriations. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. We believe these financing arrangements, along with the cash generated from the operations of our U.S. business and other liquidity measures resulting from considerations of the on-going coronavirus global pandemic, as discussed above, are sufficient to fund our current cash needs in the U.S.
Additionally, our cash balances in foreign countries are often subject to additional restrictions and covenants. We may, therefore, have difficulties repatriating cash held outside of the U.S. which would also be subject to various repatriation taxes. In some countries repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and may adversely affect our liquidity.
Cash Flows and Use of Cash
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. "Risk Factors" in our Annual Report, Part II-Item 1A. "Risk Factors" in this report and the items listed above.
Cash Flows from Operating Activities
Net cash used in operating activities of $18.1 million for the three months ended March 31, 2020 decreased by $80.4 million compared to net cash used of $98.5 million during the three months ended March 31, 2019. This benefit was primarily driven by favorable timing of working capital and lower cash paid for interest, partially offset by lower net income adjusted for non-cash add-backs during the three months ended March 31, 2020.
Cash Flows from Investing Activities
Net cash used in investing activities of $220.0 million for the three months ended March 31, 2020 increased by $25.4 million compared to the three months ended March 31, 2019, driven primarily by higher capital expenditures.
Cash Flows from Financing Activities
Net cash provided by financing activities was $398.7 million for the three months ended March 31, 2020 compared to net cash used in financing activities of $534.8 million for the three months ended March 31, 2019. This increase was primarily driven by an increase in borrowings under our revolving credit facility and commercial paper program and lower net debt repayments for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, partially offset by previously declared increased dividend payments during the first quarter of 2020.
Capital Resources
Cash and Cash Equivalents
As of March 31, 2020, we had total cash and cash equivalents of $666.1 million, compared to $523.4 million as of December 31, 2019 and $234.4 million as of March 31, 2019. The increase in cash and cash equivalents from December 31, 2019 was primarily driven by borrowings under our revolving credit facility and commercial paper program, partially offset by the repayment of debt, capital expenditures and dividend payments. The increase in cash and cash equivalents from March 31,

2019 was primarily driven by cash generated from operating activities and borrowings under our revolving credit facility, partially offset by lower borrowings under our commercial paper program, as well as debt repayments and dividend payments.
Borrowings
During the first quarter of 2020, we repaid our $500 million 2.25% notes, which matured in March 2020. Notional amounts below are presented in USD based on the applicable exchange rate as of March 31, 2020. We have economically converted a portion of our $1.0 billion 2.1% senior notes due 2021 to EUR denominated using cross currency swaps of $400 million. Refer to Part I—Item 1. Financial Statements, Note 8, "Debt" for details

Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to continue to draw on our revolving credit facility if the need arises. As of March 31, 2020, we had $474.5 million available to draw on our $1.5 billion revolving credit facility, as we had approximately $1.0 billion of borrowings drawn and the borrowing capacity is also reduced by borrowings under our commercial paper program. As of March 31, 2020, we had total outstanding borrowings under our commercial paper program of $25.5 million. Subsequent to March 31, 2020, we made total net repayments of $425.5 million on our outstanding commercial paper and revolving credit facility borrowings resulting in no outstanding commercial paper and $600.0 million outstanding under our revolving credit facility. As such, as of April 30, 2020, we have $900.0 million available to draw on our total $1.5 billion revolving credit facility. We had no borrowings drawn on this revolving credit facility and no commercial paper borrowings as of December 31, 2019. In addition, we intend to further utilize our cross-border, cross currency cash pool as well as our commercial paper program for liquidity as needed. We also have JPY, CAD, GBP and USD overdraft facilities as well as an additional JPY line of credit across several banks should we need additional short-term liquidity.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include customary events of default and specified representations, warranties and covenants, as well as covenants that restrict our ability to incur certain additional priority indebtedness (certain thresholds of secured consolidated net tangible assets), certain leverage threshold percentages, create or permit liens on assets, and restrictions on mergers, acquisitions, and certain types of sale lease-back transactions. Additionally, under the $1.5 billion revolving credit facility, the maximum leverage ratio as of March 31, 2020 is 4.25x net debt to EBITDA, with a decline to 4.00x net debt to EBITDA as of the last day of the fiscal quarter ending December 31, 2020. As of March 31, 2020 and December 31, 2019, we were in compliance with all of these restrictions, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of March 31, 2020 rank pari-passu.
See Part I—Item 1. Financial Statements, Note 8, "Debt" for a complete discussion and presentation of all borrowings and available sources of borrowing, including lines of credit.

Credit Rating
Our current long-term credit ratings are BBB-/Negative Outlook, Baa3/Stable Outlook and BBB(Low)/Stable Outlook with Standard & Poor's, Moody's and DBRS, respectively. Our short-term credit ratings are A-3, Prime-3 and R-2(low), respectively. A securities rating is not a recommendation to buy, sell or hold securities, and it may be revised or withdrawn at any time by the applicable rating agency.
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

	Three Months Ended
	March 31, 2020	March 31, 2019
Weighted-Average Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.35	1.34
Euro (EUR)	0.90	0.88
British Pound (GBP)	0.80	0.77
Czech Koruna (CZK)	22.92	22.60
Croatian Kuna (HRK)	6.77	6.53
Serbian Dinar (RSD)	106.61	104.06
Romanian Leu (RON)	4.35	4.15
Bulgarian Lev (BGN)	1.77	1.72
Hungarian Forint (HUF)	306.74	279.72

	As of
	March 31, 2020	December 31, 2019
Closing Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.41	1.30
Euro (EUR)	0.91	0.89
British Pound (GBP)	0.81	0.75
Czech Koruna (CZK)	24.80	22.70
Croatian Kuna (HRK)	6.91	6.63
Serbian Dinar (RSD)	106.50	104.93
Romanian Leu (RON)	4.38	4.27
Bulgarian Lev (BGN)	1.77	1.74
Hungarian Forint (HUF)	326.95	295.21
The weighted-average exchange rates in the above table have been calculated based on the average of the foreign exchange rates during the relevant period and have been weighted according to the foreign denominated earnings from operations of the USD equivalent. During the first quarter of 2020, the coronavirus pandemic has resulted in increased volatility in exchange rates including the weakening of the CAD and GBP versus the USD. If foreign currencies in the countries in which we operate devalue significantly in future periods, most significantly the CAD, GBP and other European operating currencies included in the above table, then the impact on USD reported earnings may be material.
Capital Expenditures
We incurred $171.8 million, and have paid $225.1 million, for capital improvement projects worldwide in the three months ended March 31, 2020, excluding capital spending by equity method joint ventures, representing an increase of $76.1 million from the $95.7 million of capital expenditures incurred in the three months ended March 31, 2019. This increase was primarily due to the timing of projects, including the on-going construction of the new brewery in Longueuil, Quebec and increased investments to modernize our Golden, Colorado brewery.
As a partial mitigating action to prepare to offset some of the financial implications of the coronavirus pandemic, we have reduced our capital expenditure plans by approximately $200 million for full year 2020, based on foreign exchange rates as of March 31, 2020. This expectation includes capital expenditures associated with the construction of our new Longueuil, Quebec brewery, which is under construction and not currently expected to be completed until 2021, and increased investment to modernize our Golden, Colorado brewery, which began in the fourth quarter of 2019. However, certain aspects of both projects are currently delayed and may continue to be delayed as a result of the pandemic.
We are currently focused on navigating these recent challenges presented by the coronavirus pandemic. Specifically, we have considered various actions that may be needed in relation to mitigation efforts, such as, but not limited to, reducing and/or delaying discretionary capital expenditure spend.
In light of this, we have heightened our focus on where and how we employ our remaining planned capital expenditures, with an emphasis on strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.
Contractual Obligations and Commercial Commitments
There were no material changes to our contractual obligations and commercial commitments outside the ordinary course of business or due to factors similar in nature to inflation, changing prices on operations or changes in the remaining terms of the contracts since December 31, 2019, as reported in Part II - Item 7. Management's Discussion and Analysis, Contractual Obligations and Commercial Commitments in our Annual Report, with the exception of the repayment of our $500 million 2.25% notes during the first quarter of 2020. However, we are currently reviewing and monitoring our contractual obligations and commitments relative to the potential considerations resulting from the on-going coronavirus pandemic.
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

Off-Balance Sheet Arrangements
Refer to Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report for discussion of off-balance sheet arrangements. As of March 31, 2020, we did not have any other material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook
We are actively monitoring the impact of the novel coronavirus pandemic which has changed the landscape of our business. We currently expect a significant adverse impact, particularly in the second quarter of 2020, to both net sales and profit performance for fiscal year 2020, and, possibly, beyond, due to the resulting closure of the on-premise channel in effectively all of our markets, as well as the anticipated negative impact of the pandemic on the global economy. Specifically, we estimate that approximately 23% of our 2019 consolidated net sales resulted from on-premise consumption, with approximately 17% of our North America net sales and approximately 50-55% of our Europe net sales each coming from this important part of the industry, and in nearly all of our markets the on-premise business has been effectively reduced to zero.

In April 2020, the impacts of the coronavirus pandemic have continued to significantly adversely affect the on-premise channel, which continues to be effectively closed across all of our markets, and the benefit of pantry loading to our North America STR performance at the end of March has not continued. While off-premise sales continue to perform well, we do not expect them to fully offset the loss of the on-premise volume. Specifically, for the first four weeks of April 2020, in North America, we estimate that U.S. STRs were down approximately 14%, driven by lower premium and above premium brand trends, with economy brand performance down approximately 4% in the four weeks. In the U.S. we continue to see strong STR trends in the off-premise channel, but these trends are not fully offsetting the effective elimination of on-premise sales. We expect the negative on-premise trends in the U.S. to continue while social isolation continues to be practiced and expect that any increase in total off-premise volumes due to channel shifting will not be sufficient to offset the losses experienced in the on-premise. We estimate that this will result in negative trends in volume, net sales, and mix versus our prior estimates and expect these trends to continue at least through the end of the year and in particular in the second quarter. Separately, in Europe, we estimate that brand volumes are down approximately 40% for the first four weeks of April 2020.
The extent, severity and duration to which our operations will be impacted by the pandemic remains uncertain. Therefore, we withdrew our financial outlook for 2020 and beyond and the market remains too unpredictable to provide updated detailed financial outlook. However, we have provided the above information on early indications of the impact on our April performance in response.
We are taking various mitigating actions to prepare to offset some of the implications to our employees and communities, as well as the immediate challenges to performance, while also ensuring liquidity and deleverage remain key priorities, including:

•
Taking the necessary steps to protect our employees by implementing additional health and safety measures in breweries and distribution centers, instituting a paid leave policy, voluntary paid leave program and "thank you" pay incentive for certain essential brewery employees,

•	Supporting our local communities with charitable efforts including providing fresh water and hand sanitizer,

•	Taking a number of financial actions to protect our balance sheet, financial performance and position our business to succeed in the long-term, including:

◦	Reducing 2020 capital expenditures by approximately $200 million,

◦	Substantially reducing discretionary spending, limiting new hiring, and significantly decreasing marketing spend corresponding to the current environment,

◦	Furloughing certain employees in our Europe business and North America hospitality businesses,

◦	Shifting marketing investments to focus on our key media platforms that our consumers are at and eliminating spend that will not deliver value in the current environment,

◦	Using savings from our revitalization program to protect our cash and liquidity position, given the uncertainty in the economy,

◦	Utilizing our revolving credit facility when necessary and leveraging government payment deferral programs to provide enhanced financial flexibility and short-term liquidity, and,

◦	In addition, we and our Board are actively evaluating various capital allocation options, including a suspension, reduction or temporary elimination of our dividend.

•
Beyond the products we have in the market, we are also adapting the way we get them to consumers by accelerating our e-commerce efforts, subject to relevant government regulations. We are partnering with a number of alcohol delivery platforms and other click and mortar retail sites to merchandise and make it easier to find our beers online. We are launching new e-commerce tools like a product locator for online purchases.

This is a very fluid situation, as governments and companies evaluate the impacts of the pandemic and prepare for the re-opening of the economy. We will continue to take prudent and proactive actions which are in the best interests of the Company, our employees, consumers, customers and our stockholders as things become clearer in this rapidly evolving situation. Our decisions will be guided by, and consistent with, the Company’s overall financial discipline, ensuring adequate liquidity and our continued desire to maintain our investment grade rating. As we contemplate taking additional actions to navigate this unprecedented environment, we remain mindful of not taking any steps that would have unintended negative ramifications to our business or that would jeopardize our medium or long-term success.

Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first quarter of 2020, except as noted below. See Part I—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for discussion of recently adopted accounting pronouncements. See also Part I—Item 1. Financial Statements, Note 7, "Goodwill and Intangible Assets" for discussion of the interim impairment analysis performed as of January 1, 2020 as a result of our change in reporting units and aggregation of the Coors indefinite-lived intangible brand assets, and the related risks to our indefinite-lived intangible brand assets and goodwill amounts associated with our reporting units.

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
For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Item 1. Financial Statements, Note 11, "Derivative Instruments and Hedging Activities." On a rolling twelve-month basis, maturities of derivative financial instruments held on March 31, 2020, based on foreign exchange rates as of March 31, 2020, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$(400.0)	$(91.1)	$(116.6)	$—	$(192.3)
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

The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolio, with the exception of interest rate risk to our forward starting interest rate swaps in which we have applied an absolute 1% adverse change to the respective instrument's interest rate:

	As of
	March 31, 2020	December 31, 2019
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(20.7)	$(25.8)
Foreign currency denominated debt	$(171.2)	$(194.2)
Cross currency swaps	$(38.2)	$(89.2)
Interest rate risk:
Debt	$(256.4)	$(255.4)
Forward starting interest rate swaps	$(189.2)	$(150.4)
Commodity price risk:
Commodity swaps	$(49.9)	$(52.9)
Commodity options	$—	$—
Equity price risk:
Warrants	$(0.2)	$(0.6)
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report and the risk factor noted below, you should carefully consider the factors discussed in Part I—Item 1A. "Risk Factors" in our Annual Report, which could materially affect our business, financial condition and/or future results and may be further impacted by the coronavirus pandemic. The risks described in our Annual Report and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.
The novel coronavirus pandemic, efforts to mitigate or disrupt the pandemic and related weak, or weakening of, economic or other negative conditions, have disrupted, and may continue to disrupt our business, which could have a material adverse effect on our operations, liquidity, financial condition and financial results.
Our business has been, and we currently expect will continue to be, materially and adversely affected by the coronavirus pandemic and related weak, or continued weakening of, economic or other negative conditions, particularly in regions where we derive a significant amount of our revenue or profit or where our suppliers and business partners are located, including, in North America and Europe. Specifically, the coronavirus pandemic has been, and may continue to cause a disruption to our business and potential associated financial impacts include, but are not limited to, lower net sales in markets affected by the pandemic, including potential material shifts in, and impacts to, demand, the inability to sell our products to on-premise consumers and further disruption to the on-premise channel, the delay of, and potential increased costs related to, inventory production and fulfillment, including packaging availability impacted by package mix shifts related to off-premise demand and lower return rates of our returnable packaging in certain markets, potentially impacting net sales and cost of goods globally and potential incremental costs associated with mitigating the effects of the pandemic, including increased raw materials, freight and logistics costs and other expenses. Continued disruption and declines in the global economy could also impact our customers’ liquidity and capital resources and therefore our ability to collect, or the timeliness of collection of our accounts receivable from them, which may have a material adverse impact on our performance, cash flows and capital resources. The coronavirus pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate spread of the virus, the severity of the disease, the duration of the pandemic and related prolonged weakening of economic or other negative conditions, such as a recession or slowed economic growth in our markets, and actions that may be taken by governmental authorities to contain the pandemic or to mitigate its impact, makes it difficult to forecast any effects on our results of operations for 2020 and in subsequent years. However, we currently expect our results of operations for 2020 to be significantly affected.
Specifically, difficult macroeconomic conditions in our markets, such as further decreases in per capita income and level of disposable income, increased and prolonged unemployment or a further decline in consumer confidence as a result of the coronavirus pandemic, as well as limited or significantly reduced points of access of our product, could continue to have a material adverse effect on the demand for our products. Under difficult economic conditions, consumers may continue to seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our above-premium products to lower-priced products offered by us or other companies, negatively impacting our net sales and margins. Softer consumer demand for our products, particularly in North America, could reduce our profitability and could negatively affect our overall financial performance. A significant portion of our consolidated net sales revenues are concentrated in the United States and Europe, where the coronavirus pandemic impacts have been significant. Therefore, unfavorable macroeconomic conditions, in the U.S. and Europe, including as a result of the coronavirus pandemic and any resulting recession or slowed economic growth, have had, and could continue to have, an outsized negative impact on us. In addition, difficult economic conditions may have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all, should we seek future financing. Additionally, we may have unexpected costs and liabilities; revenue and cash provided by operations may decline; macroeconomic conditions may continue to weaken; prolonged and severe levels of unemployment may negatively impact our consumers; and competitive pressures may increase, resulting in difficulty maintaining adequate liquidity and meeting our deleverage commitments and as a result, our credit ratings could be downgraded, which would adversely impact our business, including by increasing our costs of future borrowing and harming our ability to refinance our debt in the future on acceptable terms or access the capital markets, if we are able to obtain additional financing on terms that are acceptable to us at all. Further, should the impacts of the pandemic and resulting performance adversely affect our ability to remain compliant with our covenants in our revolving credit facility agreement and absent a waiver or amendment from participating lenders, the outstanding borrowings on our revolving credit facility agreement may become immediately due. Such events may additionally trigger an event of default on our senior notes resulting in the potential acceleration of amounts due thereunder.

In addition, the coronavirus pandemic and related efforts to mitigate its spread, have impacted, and may continue to impact for the foreseeable future, customer traffic to the on-premise channel, which includes bars, restaurants and sporting, festival and other large venues. Many governmental authorities in our North America and Europe businesses have required that bars and restaurants close or cease sit-down service, which has negatively impacted and we expect will continue to negatively impact on-premise sales of our beverages and incur costs to repurchase products that on-premise accounts or distributors were unable or prohibited from selling as a result of the governmental regulations. Other restaurants and bars have also implemented closures and/or modified their hours, either voluntarily or as a result of governmental orders or quarantines. Such closures have continued through the date of this report and we currently expect that they may continue for an unknown period. In addition, sporting events, festivals and other large public gatherings where our products are served have been canceled throughout North America and Europe. Additionally, these and other governmental or societal impositions of restrictions on public gatherings, especially if prolonged in nature, will have adverse effects on on-premise traffic and, in turn, our business. Even if such measures are not implemented and coronavirus does not spread more significantly, or if after the pandemic has initially subsided, fear of re-occurrence or the perceived risk of infection or health risk may adversely affect traffic to the on-premise channel and, in turn, may have a material adverse effect on our business, liquidity, financial condition and results of operations, particularly if any self-imposed or governmental changes are in place for a significant amount of time.
Moreover, our operations could be disrupted by our employees or employees of our business partners, including our supply chain partners, being diagnosed with coronavirus or were suspected of having coronavirus or other illnesses since this could require us or our business partners to quarantine some or all such employees or close and disinfect our or their facilities. If a significant percentage of our workforce or the workforce of our business partners are unable to work or if we or our business partners are required to close our or their production facilities, including because of illness or travel or government restrictions in connection with the coronavirus pandemic, our operations, including manufacturing and distribution capabilities, may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition or results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
The following are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q:
(a)   Exhibits

Exhibit Number	Document Description
10.1*	Option Agreement, dated as of January 6, 2020, by and among MillerCoors LLC, MillerCoors USA LLC and Pabst Brewing Company, LLC.
10.2**	Executive Employment Offer Letter, dated November 17, 2019, by and between Molson Coors Brewing Company and E. Lee Reichert.
10.3**	Executive Employment Offer Letters, dated November 17, 2019 and January 12, 2019, by and between Molson Coors Brewing Company and Michelle St. Jacques.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.***
101.SCH	XBRL Taxonomy Extension Schema Document.***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***
*	This filing excludes certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the SEC upon request by the SEC.
**	Represents a management contract or a compensatory plan or arrangement.
***
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

MOLSON COORS BEVERAGE COMPANY
By:	/s/ BRIAN C. TABOLT
Brian C. Tabolt Vice President and Controller (Principal Accounting Officer) April 30, 2020