Form 10-Q
period 2020-06-30
MOLSON COORS BEVERAGE CO
filed 2020-07-30
CIK 24545

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2020

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
Large Accelerated Filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 23, 2020:
Class A Common Stock — 2,560,668 shares
Class B Common Stock — 196,568,046 shares
Exchangeable shares:
As of July 23, 2020, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under the headings "Executive Summary" and "Outlook" therein, with respect to expectations regarding the impact of the coronavirus pandemic on our operations, liquidity, financial condition and financial results, overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, including our revitalization plan announced in 2019 and the estimated range of related charges and timing of cash charges, anticipated results, expectations for funding future capital expenditures and operations, debt service capabilities, timing and amounts of debt and leverage levels, shipment levels and profitability, market share, and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "intend," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies," "desire," and variations of such words and similar expressions are intended to identify forward-looking statements.
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

PART I. FINANCIAL INFORMATION

ITEM 1.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Sales	$3,029.8	$3,620.0	$5,567.6	$6,420.1
Excise taxes	(526.4)	(671.7)	(961.4)	(1,168.5)
Net sales	2,503.4	2,948.3	4,606.2	5,251.6
Cost of goods sold	(1,456.6)	(1,759.8)	(2,935.6)	(3,172.8)
Gross profit	1,046.8	1,188.5	1,670.6	2,078.8
Marketing, general and administrative expenses	(524.5)	(769.7)	(1,154.2)	(1,424.9)
Special items, net	(64.3)	49.9	(150.9)	36.9
Operating income (loss)	458.0	468.7	365.5	690.8
Interest income (expense), net	(69.7)	(65.6)	(138.6)	(138.9)
Other pension and postretirement benefits (costs), net	7.6	8.4	15.1	17.0
Other income (expense), net	5.8	(10.9)	1.0	13.0
Income (loss) before income taxes	401.7	400.6	243.0	581.9
Income tax benefit (expense)	(204.5)	(70.4)	(161.2)	(102.6)
Net income (loss)	197.2	330.2	81.8	479.3
Net (income) loss attributable to noncontrolling interests	(2.2)	(0.8)	(3.8)	1.5
Net income (loss) attributable to Molson Coors Beverage Company	$195.0	$329.4	$78.0	$480.8

Net income (loss) attributable to Molson Coors Beverage Company per share:
Basic	$0.90	$1.52	$0.36	$2.22
Diluted	$0.90	$1.52	$0.36	$2.22

Weighted-average shares outstanding:
Basic	216.9	216.6	216.8	216.6
Dilutive effect of share-based awards	0.1	0.3	0.2	0.3
Diluted	217.0	216.9	217.0	216.9

Anti-dilutive securities excluded from the computation of diluted EPS	2.3	1.3	2.1	1.3
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income (loss) including noncontrolling interests	$197.2	$330.2	$81.8	$479.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	119.7	42.1	(253.8)	113.6
Unrealized gain (loss) on derivative instruments	(0.7)	(38.3)	(128.6)	(68.0)
Reclassification of derivative (gain) loss to income	(1.1)	(0.3)	(1.1)	(0.2)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	(1.9)	(0.5)	(3.2)	(1.1)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	0.8	0.8	1.5	1.8
Total other comprehensive income (loss), net of tax	116.8	3.8	(385.2)	46.1
Comprehensive income (loss)	314.0	334.0	(303.4)	525.4
Comprehensive (income) loss attributable to noncontrolling interests	(3.3)	(0.5)	(2.0)	1.6
Comprehensive income (loss) attributable to Molson Coors Beverage Company	$310.7	$333.5	$(305.4)	$527.0
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUE)
(UNAUDITED)

	As of
	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$780.8	$523.4
Accounts receivable, net	713.7	714.8
Other receivables, net	129.1	105.5
Inventories, net	639.1	615.9
Other current assets, net	280.0	224.8
Total current assets	2,542.7	2,184.4
Properties, net	4,344.0	4,546.5
Goodwill	7,561.8	7,631.4
Other intangibles, net	13,384.0	13,656.0
Other assets	806.3	841.5
Total assets	$28,638.8	$28,859.8
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$3,192.7	$2,767.3
Current portion of long-term debt and short-term borrowings	613.0	928.2
Total current liabilities	3,805.7	3,695.5
Long-term debt	8,073.7	8,109.5
Pension and postretirement benefits	694.7	716.6
Deferred tax liabilities	2,218.5	2,258.6
Other liabilities	578.2	406.5
Total liabilities	15,370.8	15,186.7
Commitments and contingencies (Note 12)
Molson Coors Beverage Company stockholders' equity
Capital stock:
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value per share (authorized: 500.0 shares; issued: 206.0 shares and 205.7 shares, respectively)	2.1	2.1
Class A exchangeable shares, no par value (issued and outstanding: 2.7 shares and 2.7 shares, respectively)	102.5	102.5
Class B exchangeable shares, no par value (issued and outstanding: 14.8 shares and 14.8 shares, respectively)	557.8	557.8
Paid-in capital	6,786.3	6,773.6
Retained earnings	7,571.2	7,617.0
Accumulated other comprehensive income (loss)	(1,545.6)	(1,162.2)
Class B common stock held in treasury at cost (9.5 shares and 9.5 shares, respectively)	(471.4)	(471.4)
Total Molson Coors Beverage Company stockholders' equity	13,002.9	13,419.4
Noncontrolling interests	265.1	253.7
Total equity	13,268.0	13,673.1
Total liabilities and equity	$28,638.8	$28,859.8
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$81.8	$479.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	494.2	429.7
Amortization of debt issuance costs and discounts	4.0	7.5
Share-based compensation	11.8	18.6
(Gain) loss on sale or impairment of properties and other assets, net	7.7	(67.7)
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	40.9	(12.4)
Income tax (benefit) expense	161.2	102.6
Income tax (paid) received	(16.7)	(41.4)
Interest expense, excluding interest amortization	136.0	140.5
Interest paid	(129.8)	(140.9)
Change in current assets and liabilities and other	268.8	(87.8)
Net cash provided by (used in) operating activities	1,059.9	828.0
Cash flows from investing activities:
Additions to properties	(345.1)	(310.5)
Proceeds from sales of properties and other assets	3.0	99.9
Other	0.6	42.8
Net cash provided by (used in) investing activities	(341.5)	(167.8)
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	4.0	1.4
Dividends paid	(125.3)	(177.4)
Payments on debt and borrowings	(507.6)	(1,070.8)
Proceeds on debt and borrowings	1.0	—
Net proceeds from (payments on) revolving credit facilities and commercial paper	199.8	(1.9)
Change in overdraft balances and other	(21.7)	12.8
Net cash provided by (used in) financing activities	(449.8)	(1,235.9)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	268.6	(575.7)
Effect of foreign exchange rate changes on cash and cash equivalents	(11.2)	8.0
Balance at beginning of year	523.4	1,057.9
Balance at end of period	$780.8	$490.2
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)
(UNAUDITED)

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of March 31, 2019	$13,888.1	$—	$2.0	$103.2	$557.6	$6,776.2	$7,862.4	$(1,182.7)	$(471.4)	$240.8
Exchange of shares	—	—	—	(0.2)	0.3	(0.1)	—	—	—	—
Shares issued under equity compensation plan	0.3	—	0.1	—	—	0.2	—	—	—	—
Amortization of share-based compensation	7.0	—	—	—	—	7.0	—	—	—	—
Acquisition of business	0.7	—	—	—	—	—	—	—	—	0.7
Net income (loss) including noncontrolling interests	330.2	—	—	—	—	—	329.4	—	—	0.8
Other comprehensive income (loss), net of tax	3.8	—	—	—	—	—	—	4.1	—	(0.3)
Contributions from noncontrolling interests	7.0	—	—	—	—	—	—	—	—	7.0
Distributions and dividends to noncontrolling interests	(3.4)	—	—	—	—	—	—	—	—	(3.4)
Dividends declared and paid - $0.41 per share	(88.7)	—	—	—	—	—	(88.7)	—	—	—
As of June 30, 2019	$14,145.0	$—	$2.1	$103.0	$557.9	$6,783.3	$8,103.1	$(1,178.6)	$(471.4)	$245.6

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of March 31, 2020	$12,946.0	$—	$2.1	$102.5	$557.8	$6,780.7	$7,376.2	$(1,661.3)	$(471.4)	$259.4
Shares issued under equity compensation plan	(0.3)	—	—	—	—	(0.3)	—	—	—	—
Amortization of share-based compensation	5.9	—	—	—	—	5.9	—	—	—	—
Net income (loss) including noncontrolling interests	197.2	—	—	—	—	—	195.0	—	—	2.2
Other comprehensive income (loss), net of tax	116.8	—	—	—	—	—	—	115.7	—	1.1
Contributions from noncontrolling interests	5.4	—	—	—	—	—	—	—	—	5.4
Distributions and dividends to noncontrolling interests	(3.0)	—	—	—	—	—	—	—	—	(3.0)
As of June 30, 2020	$13,268.0	$—	$2.1	$102.5	$557.8	$6,786.3	$7,571.2	$(1,545.6)	$(471.4)	$265.1
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)
(UNAUDITED)

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of December 31, 2018	$13,735.8	$—	$2.0	$103.2	$557.6	$6,773.1	$7,692.9	$(1,150.0)	$(471.4)	$228.4
Exchange of shares	—	—	—	(0.2)	0.3	(0.1)	—	—	—	—
Shares issued under equity compensation plan	(7.9)	—	0.1	—	—	(8.0)	—	—	—	—
Amortization of share-based compensation	18.3	—	—	—	—	18.3	—	—	—	—
Acquisition of business	0.7	—	—	—	—	—	—	—	—	0.7
Net income (loss) including noncontrolling interests	479.3	—	—	—	—	—	480.8	—	—	(1.5)
Other comprehensive income (loss), net of tax	46.1	—	—	—	—	—	—	46.2	—	(0.1)
Adoption of lease accounting standard	32.0	—	—	—	—	—	32.0	—	—	—
Reclassification of stranded tax effects	—	—	—	—	—	—	74.8	(74.8)	—	—
Contributions from noncontrolling interests	21.5	—	—	—	—	—	—	—	—	21.5
Distributions and dividends to noncontrolling interests	(3.4)	—	—	—	—	—	—	—	—	(3.4)
Dividends declared and paid - $0.82 per share	(177.4)	—	—	—	—	—	(177.4)	—	—	—
As of June 30, 2019	$14,145.0	$—	$2.1	$103.0	$557.9	$6,783.3	$8,103.1	$(1,178.6)	$(471.4)	$245.6

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of December 31, 2019	$13,673.1	$—	$2.1	$102.5	$557.8	$6,773.6	$7,617.0	$(1,162.2)	$(471.4)	$253.7
Shares issued under equity compensation plan	0.9	—	—	—	—	0.9	—	—	—	—
Amortization of share-based compensation	11.8	—	—	—	—	11.8	—	—	—	—
Purchase of noncontrolling interest	(0.1)	—	—	—	—	—	—	—	—	(0.1)
Net income (loss) including noncontrolling interests	81.8	—	—	—	—	—	78.0	—	—	3.8
Other comprehensive income (loss), net of tax	(385.2)	—	—	—	—	—	—	(383.4)	—	(1.8)
Contributions from noncontrolling interests	14.0	—	—	—	—	—	—	—	—	14.0
Distributions and dividends to noncontrolling interests	(4.5)	—	—	—	—	—	—	—	—	(4.5)
Dividends declared - $0.57 per share	(123.8)	—	—	—	—	—	(123.8)	—	—	—
As of June 30, 2020	$13,268.0	$—	$2.1	$102.5	$557.8	$6,786.3	$7,571.2	$(1,545.6)	$(471.4)	$265.1

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
The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be achieved for the full year.
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
During the three and six months ended June 30, 2020, we recorded charges of $15.5 million within cost of goods sold related to temporary "thank you" pay for certain essential North America brewery employees. Additionally, in order to support and demonstrate our commitment to the continued viability of the many bars and restaurants which have been negatively impacted by the coronavirus pandemic, during the first quarter of 2020, we initiated temporary keg relief programs in many of our markets. As part of these voluntary programs, we committed to provide customers with reimbursements for untapped kegs that meet certain established return requirements. As a result, during the six months ended June 30, 2020, we recognized a reduction to net sales of $31.8 million, substantially all of which was recognized in the first quarter other than immaterial adjustments for changes in estimates during the second quarter of 2020, reflecting estimated sales returns and reimbursements through these keg relief programs. This estimate was derived considering various factors, including but not limited to, the actual amount of previously sold keg product eligible for reimbursement, along with the assumed length of time the product has been at a customer location to estimate the number of kegs that remain untapped. Further, during the six months ended June 30, 2020, we recognized charges of $16.8 million, substantially all of which was recognized in the first quarter other than immaterial adjustments for changes in estimates during the second quarter of 2020, within cost of goods sold related to obsolete finished goods keg inventories that are not expected to be sold within our freshness specifications, as well as the estimated costs to facilitate the above mentioned keg returns. As of June 30, 2020 and December 31, 2019, our aggregate allowance for obsolete inventories was approximately $15 million and $11 million, respectively. These estimates are subject to change, and actual results could deviate from our current estimates due to many factors, including, but not limited to, the number of customers ultimately participating in the voluntary keg relief programs and the number of untapped kegs in the market relative to our expectations. Further, the actual duration of the coronavirus pandemic, including the length of government-mandated closures or ceased sit-down service limitations at bars and restaurants coupled with the subsequent economic recovery period relative to the assumptions utilized to derive these estimates, could result in further charges due to incremental finished goods keg inventory becoming obsolete in future periods.
Additionally, we continue to monitor the impacts of the coronavirus pandemic on our customers’ liquidity and capital resources and therefore our ability to collect, or the timeliness of collection of our accounts receivable. While these receivables are not concentrated in any specific customer and our allowance on these receivables factors in expected credit loss, continued disruption and declines in the global economy could result in difficulties in our ability to collect and require increases to our allowance for doubtful accounts. As of both June 30, 2020 and December 31, 2019, our allowance for trade receivables was approximately $12 million, and allowance activity was immaterial during the three and six months ended June 30, 2020.
Further, in response to the coronavirus pandemic, various governmental authorities globally have announced relief programs which among other items, provide temporary deferrals of income and non-income based tax payments, which have positively impacted our operating cash flows in the first half of 2020. These temporary deferrals of over $500 million as of June 30, 2020, are included within accounts payable and other current liabilities on our unaudited condensed consolidated balance sheet.
Finally, we continue to protect and support our liquidity position in response to the global economic uncertainty created by the coronavirus pandemic. During the second quarter, our board of directors suspended our regular quarterly dividends on our Class A and Class B common and exchangeable shares otherwise payable in fiscal year 2020.
For considerations of the effects of the coronavirus pandemic and related potential impairment risks to our goodwill and indefinite-lived intangible assets, see Note 7, "Goodwill and Intangible Assets."
Revitalization Plan
On October 28, 2019, we initiated a revitalization plan designed to allow us to invest across our portfolio to drive long-term, sustainable success. As part of our revitalization plan, we made the determination to establish Chicago, Illinois as our North American operational headquarters, close our existing office in Denver, Colorado and consolidate certain administrative functions into our other existing office locations. As discussed above, in connection with these consolidation activities, effective January 1, 2020, we changed our management structure to two segments - North America and Europe. We began to incur charges related to these restructuring activities during the fourth quarter of 2019 and have continued to incur charges in the first half of 2020.
We also changed our name from Molson Coors Brewing Company to Molson Coors Beverage Company in January 2020 in order to better reflect our strategic intent to expand beyond beer and into other growth adjacencies in the beverage industry. See Note 3, "Segment Reporting," Note 5, "Special Items" and Note 7, "Goodwill and Intangible Assets" for further discussion of the impacts of this plan.
Non-Cash Activity
Non-cash activity includes non-cash issuances of share-based awards, as well as non-cash investing activities related to movements in our guarantee of indebtedness of certain equity method investments. See Note 4, "Investments" for further discussion. We also had non-cash activities related to capital expenditures incurred but not yet paid of $135.4 million and $149.9 million during the six months ended June 30, 2020 and June 30, 2019, respectively.
Other than the activity mentioned above and the supplemental non-cash activity related to the recognition of leases further discussed in Note 13, "Leases," there was no other significant non-cash activity during the six months ended June 30, 2020 and June 30, 2019.
Share-Based Compensation
During the first half of 2020, we granted stock options, RSUs and PSUs to certain officers and other eligible employees and recognized share-based compensation expense of $5.9 million and $7.2 million during the three months ended June 30, 2020 and June 30, 2019, respectively, and $11.8 million and $18.6 million during the six months ended June 30, 2020 and June 30, 2019, respectively. The reduction in share-based compensation expense in the first half of 2020 was driven primarily by a decline in 2020 in immediate expense recognition for awards granted to certain retirement eligible employees, as well as a reduction in expense relative to performance-based awards as a result of the achievement of certain performance conditions no longer being deemed probable.

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
New Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued authoritative guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and are effective for all entities upon issuance, March 12, 2020, through December 31, 2022, which is a full year after the current expected discontinuation date of LIBOR. We are currently evaluating the potential impact of this guidance on our financial statements.
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
Summarized Financial Information
No single customer accounted for more than 10% of our consolidated sales for the three and six months ended June 30, 2020 or June 30, 2019. Consolidated net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting net sales revenues and income (loss) before income taxes eliminate upon consolidation and are primarily related to North America segment sales to the Europe segment.
The following tables present net sales and income (loss) before income taxes by segment:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In millions)
North America	$2,200.2	$2,400.6	$3,989.9	$4,333.2
Europe	307.1	554.1	624.7	929.8
Inter-segment net sales eliminations	(3.9)	(6.4)	(8.4)	(11.4)
Consolidated net sales	$2,503.4	$2,948.3	$4,606.2	$5,251.6

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In millions)
North America(1)(2)	$411.5	$448.5	$487.7	$694.4
Europe(3)	(11.0)	43.4	(87.8)	5.0
Unallocated(4)	1.2	(91.3)	(156.9)	(117.5)
Consolidated income (loss) before income taxes	$401.7	$400.6	$243.0	$581.9
(1)  The decrease during the three and six months ended June 30, 2020 was driven primarily by the impacts of the coronavirus pandemic including gross profit decline due to the closure of the on-premise channel, the estimated keg sales returns and finished good obsolescence reserves recognized primarily during the first quarter of 2020 and increased special charges.
(2) During the three months ended June 30, 2019, we completed the sale of our Montreal brewery for $96.2 million (CAD 126.0 million), resulting in a $61.3 million gain. Also, during the first quarter of 2019, we received payment and recorded a gain of $1.5 million resulting from a purchase price adjustment related to the historical sale of Molson Inc.’s ownership interest in the Montreal Canadiens, which is considered an affiliate of MCBC.
(3) The decrease during the three and six months ended June 30, 2020 was driven primarily by the impacts of the coronavirus pandemic including lower volume and unfavorable channel and geographic mix due to the closure of the on-premise channel, particularly in the higher margin U.K. business, which has a more significant exposure to the on-premise channel, as well as the estimated keg sales returns and finished goods obsolescence reserves recognized primarily in the first quarter of 2020.
(4) Includes unrealized mark-to-market changes on our commodity hedge positions. We recorded an unrealized gain of $59.4 million and an unrealized loss of $39.7 million during the three and six months ended June 30, 2020, respectively, compared to an unrealized loss of $31.2 million and an unrealized gain of $2.9 million during the three and six months ended June 30, 2019, respectively.
Income (loss) before income taxes includes the impact of special items. Refer to Note 5, "Special Items" for further discussion.

The following table presents total assets by segment:

	As of
	June 30, 2020	December 31, 2019
	(In millions)
North America	$23,316.8	$23,360.2
Europe	5,322.0	5,499.6
Consolidated total assets	$28,638.8	$28,859.8

4. Investments
Our investments include both equity method and consolidated investments. Those entities identified as VIEs have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, we have consolidated these entities. None of our consolidated VIEs held debt as of June 30, 2020 or December 31, 2019. We have not provided any financial support to any of our VIEs during the year that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. Our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K."), Rocky Mountain Metal Container ("RMMC"), Rocky Mountain Bottle Company ("RMBC") and Truss LP ("Truss"), as well as other immaterial entities. Our unconsolidated VIEs are Brewers Retail Inc. ("BRI") and Brewers' Distributor Ltd. ("BDL"), as well as other immaterial investments.
Both BRI and BDL have outstanding third party debt which is guaranteed by their respective shareholders. As a result, we have a guarantee liability of $57.3 million and $37.7 million recorded as of June 30, 2020 and December 31, 2019, respectively, which is presented within accounts payable and other current liabilities on the unaudited condensed consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The carrying value of the guarantee liability equals fair value, which considers an adjustment for our own non-performance risk and is considered a Level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our respective equity method investment within the unaudited condensed consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.
Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	June 30, 2020		December 31, 2019
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
RMMC/RMBC	$201.5	$17.7	$207.4	$17.9
Other	$87.1	$15.4	$65.3	$20.8

5. Special Items
We have incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these charges (benefits) as special items.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In millions)
Employee-related charges
Restructuring	$20.8	$2.6	$52.9	$6.3
Impairments or asset abandonment charges
North America - Asset abandonment(1)	35.7	8.5	89.9	16.9
North America - Impairment losses	7.6	—	7.6	—
Europe - Asset abandonment	0.2	—	0.5	0.6
Termination fees and other (gains) losses
North America(2)	—	(61.0)	—	(60.8)
Europe	—	—	—	0.1
Total Special items, net	$64.3	$(49.9)	$150.9	$(36.9)
(1) Following management approval in December 2019, in January 2020, we announced plans to cease production at our Irwindale, California brewery and entered into an option agreement with Pabst Brewing Company, LLC ("Pabst"), granting Pabst an option to purchase our Irwindale, California brewery, including plant equipment and machinery and the underlying land for $150 million, subject to adjustment as further specified in the option agreement. Pursuant to the option agreement, on May 4, 2020, Pabst exercised its option to purchase the Irwindale brewery, and such purchase is expected to be completed in the fourth quarter of 2020, subject to the satisfaction of certain customary closing conditions.
Charges associated with the planned brewery closure for the three and six months ended June 30, 2020 totaled $40.3 million and $98.3 million, respectively, and consist primarily of accelerated depreciation in excess of normal depreciation of $33.5 million and $83.0 million, respectively. Charges also include employee related costs of $7.5 million and $14.8 million, recognized during the three and six months ended June 30, 2020, respectively, which are included within the restructuring line above. We will continue to incur special charges during each reporting period through the expected sale of the brewery in the fourth quarter of 2020. Remaining net special charges associated with the planned closure are expected to be approximately $10 million to $15 million, consisting primarily of accelerated depreciation charges. However, this estimated range contains significant uncertainty, and actual results could differ materially from these estimates due to uncertainty regarding the ultimate net cost associated with the disposition of assets and restructuring charges.
Separately, during the three and six months ended June 30, 2020 and June 30, 2019 we incurred asset abandonment charges, consisting primarily of accelerated depreciation in excess of normal depreciation related to the closure of the Vancouver brewery, which occurred in the third quarter of 2019, and the planned closure of the Montreal brewery, which is currently expected to occur in 2021. We currently expect to incur additional charges, including estimated accelerated depreciation charges in excess of normal depreciation of approximately CAD 21 million, through final closure of the Montreal brewery. However, due to the uncertainty inherent in our estimates, these estimated future accelerated depreciation charges as well as the timing of the brewery closure are subject to change.
(2) During the second quarter of 2019, we completed the sale of the existing Montreal brewery property for $96.2 million (CAD 126.0 million) and recognized a gain of $61.3 million.
Restructuring Activities
On October 28, 2019, as part of our revitalization plan, we made the determination to establish Chicago, Illinois as our North American operational headquarters, close our existing office in Denver, Colorado and consolidate certain administrative functions into our other existing office locations. In connection with these consolidation activities, certain impacted employees have been extended an opportunity to continue their employment with MCBC in the new organization and locations and, for those not continuing with MCBC, certain of such employees have been asked to provide transition assistance and offered severance and retention packages in connection with their termination of service. We expect the costs associated with the restructuring to be substantially recognized by the end of fiscal year 2021. After taking into account all changes in each of the business units, including Europe, the revitalization plan is expected to reduce employment levels, in aggregate, by approximately 600 employees globally.
In connection with these consolidation activities and related organizational and personnel changes, we currently expect to incur certain cash and non-cash restructuring charges related to severance, retention and transition costs, employee relocation, non-cash asset related costs, lease exit costs in connection with our office lease in Denver, Colorado, and other transition activities currently estimated in the range of approximately $90 million to $120 million in the aggregate, the majority of which will be cash charges that we began recognizing in the fourth quarter of 2019, and will be further recognized through the balance of fiscal years 2020 and 2021. During the three and six months ended June 30, 2020, we recognized severance and retention charges of $8.4 million and $31.1 million, respectively, and our remaining accrued restructuring balance related to the revitalization plan as of June 30, 2020 was approximately $33 million. Actual severance and retention costs related to this restructuring, which are primarily being recognized ratably over the employees' required future service period, may differ from original estimates based on actual employee turnover levels prior to achieving severance and retention eligibility requirements. Employee relocation charges are recognized in the period incurred and totaled $4.4 million and $6.4 million for the three and six months ended June 30, 2020, respectively. Additionally, during the second quarter of 2020, we recognized an aggregate impairment loss of $7.6 million related to the closure of the office facility in Denver, Colorado, including our lease right-of use asset, in light of the sublease market outlook as a result of the coronavirus pandemic. Should our ability to obtain future subtenant occupancy for the office location significantly differ from the estimates and assumptions used to determine its fair value, which represent Level 3 measurements, additional impairment losses may be recognized in the future.
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
The accrued restructuring balances as of June 30, 2020 represent expected future cash payments required to satisfy our remaining obligations to terminated employees, the majority of which we expect to be paid in the next 12 months.

	North America	Europe	Total
	(In millions)
As of December 31, 2019	$42.6	$4.5	$47.1
Charges incurred	47.8	8.0	55.8
Payments made	(39.5)	(9.2)	(48.7)
Changes in estimates	(2.1)	(0.8)	(2.9)
Foreign currency and other adjustments	(0.5)	(0.1)	(0.6)
As of June 30, 2020	$48.3	$2.4	$50.7

	North America	Europe	Total
	(In millions)
As of December 31, 2018	$24.5	$1.1	$25.6
Charges incurred and changes in estimates	1.9	4.4	6.3
Payments made	(18.7)	(3.0)	(21.7)
Foreign currency and other adjustments	0.1	—	0.1
As of June 30, 2019	$7.8	$2.5	$10.3

6. Income Tax

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Effective tax rate	51%	18%	66%	18%
The increase in the effective tax rate for the three and six months ended June 30, 2020 was primarily driven by approximately $135 million of discrete tax expense recognized in the second quarter of 2020 related to the hybrid regulations enacted in the second quarter of 2020, as further discussed below. The increase in the effective tax rate during the six months ended June 30, 2020 was further driven by lower pretax income during the first half of 2020.
Since 2018, the U.S. Department of Treasury has continued to issue proposed, temporary and final regulations to implement provisions of the 2017 Tax Act. We have continued to monitor these regulations, and on April 7, 2020, the U.S.

Department of Treasury enacted final hybrid regulations with full retroactive application to January 1, 2018, with a few exceptions. We have reviewed the final regulations and their impact on our tax positions and financial statements. The final regulations, associated with the taxability of certain interest, impact tax positions we took in 2018 and 2019 and have resulted in additional income tax expense of approximately $135 million, which was recognized upon enactment in the second quarter of 2020. The impact of the finalized regulations could result in cash tax outflows up to this amount in 2021. We continue to analyze the potential cash impacts of the final regulations to minimize any cash outflows.
In July 2020, the U.K. government enacted legislation to repeal the previously enacted reduction to the corporate income tax rate that was due to take effect April 1, 2020, which will change the previously anticipated corporate income tax rate from 17% to 19%. We anticipate the impact to estimated income tax expense in the third quarter of 2020 will be immaterial.
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
7. Goodwill and Intangible Assets

	North America(1)	Europe	Consolidated
Changes in Goodwill:	(In millions)
Balance as of December 31, 2019	$6,146.6	$1,484.8	$7,631.4
Foreign currency translation	(9.4)	(60.2)	(69.6)
Balance as of June 30, 2020	$6,137.2	$1,424.6	$7,561.8
(1) As a result of the structural changes resulting from the revitalization plan, we re-evaluated our reporting units and have combined our historical U.S. and Canada reporting units into a single North America reporting unit. There were no related changes to our Europe reporting unit. See further discussion below.
The gross amount of goodwill totaled approximately $8.2 billion and $8.3 billion as of June 30, 2020 and December 31, 2019, respectively. Accumulated impairment losses as of June 30, 2020 and December 31, 2019 totaled $651.9 million and $681.3 million, respectively, all of which was related to our North America segment.
The following table presents details of our intangible assets, other than goodwill, as of June 30, 2020:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$4,928.7	$(945.8)	$3,982.9
License agreements and distribution rights	15 - 20	199.2	(90.7)	108.5
Other	3 - 40	124.0	(46.2)	77.8
Intangible assets not subject to amortization:
Brands	Indefinite	8,132.0	—	8,132.0
Distribution networks	Indefinite	745.2	—	745.2
Other	Indefinite	337.6	—	337.6
Total		$14,466.7	$(1,082.7)	$13,384.0

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2019:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$5,036.3	$(865.1)	$4,171.2
License agreements and distribution rights	15 - 20	202.0	(90.6)	111.4
Other	3 - 40	124.0	(39.4)	84.6
Intangible assets not subject to amortization:
Brands	Indefinite	8,172.4	—	8,172.4
Distribution networks	Indefinite	778.8	—	778.8
Other	Indefinite	337.6	—	337.6
Total		$14,651.1	$(995.1)	$13,656.0
The changes in the gross carrying amounts of intangible assets from December 31, 2019 to June 30, 2020 are primarily driven by the impact of foreign exchange rates, as a significant amount of intangible assets are denominated in foreign currencies.
Based on foreign exchange rates as of June 30, 2020, the estimated future amortization expense of intangible assets is as follows:

Fiscal year	Amount
(In millions)
2020 - remaining	$108.3
2021	$213.2
2022	$207.8
2023	$206.7
2024	$206.6
Amortization expense of intangible assets was $54.6 million and $55.2 million for the three months ended June 30, 2020 and June 30, 2019, respectively, and $109.5 million and $110.6 million for the six months ended June 30, 2020 and June 30, 2019, respectively. This expense is primarily presented within marketing, general and administrative expenses on the unaudited condensed consolidated statements of operations.
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
As discussed in Note 3, "Segment Reporting," effective January 1, 2020, we changed our management structure from a corporate center and four segments to two segments - North America and Europe. These structural changes included leadership re-alignment with a centralized North America leadership team, an integrated North American supply chain network, and centralized marketing and innovations functions including movement to a single brand manager and North America marketing strategy for our major brands. Additionally, as part of our leadership re-alignment, we moved from two separate U.S. and Canada segment managers, to a single North America segment manager, our President and Chief Executive Officer, who reviews discrete financial information only at the consolidated North America segment level. As a result of these changes, we re-evaluated our historical reporting unit conclusions and have consolidated our previously separate U.S. and Canada reporting units into a single North America reporting unit effective January 1, 2020. There were no changes to our existing Europe reporting unit, which was considered to be at risk of future impairment following the completion of our October 1, 2019 annual impairment testing.

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
We have further evaluated whether the effects of the coronavirus pandemic, and related impacts to the interest rate environment as well as market multiples, required an additional interim impairment assessment as of June 30, 2020. While factors are present that indicate that triggering events may exist, such as the decline in our market capitalization since the pandemic began in March 2020 combined with recent weakened financial performance, current circumstances do not indicate that it is more likely than not that the fair values of our reporting units or indefinite-lived intangible assets have fallen below their carrying values. Therefore, an interim impairment assessment was not performed as of June 30, 2020. However, we believe that the effects of the coronavirus pandemic may, depending on severity and duration, place our North America and Europe reporting units and certain of our indefinite-lived intangible assets at risk of future impairment. We will continue to monitor the length and severity of the impacts of the pandemic to our business, and if the duration is prolonged and the severity of its impacts continues or worsens, this may indicate the need to perform future interim impairment analyses that could result in material impairments.
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
Based on known facts and circumstances, we evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual and interim assessments and incorporate into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses. For example, we continue to monitor the challenges within the beer industry for further weakening or additional systemic structural declines, as well as for adverse changes in macroeconomic conditions such as the coronavirus pandemic that could significantly impact our immediate and long-range results. Specifically, subsequent to the January 1, 2020 interim impairment assessments, the World Health Organization characterized the outbreak of the coronavirus disease as a global pandemic as further discussed in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies.” Our business has been, and could continue to be, materially and adversely impacted by the coronavirus pandemic. The related weakening of economic conditions during a prolonged pandemic could lead to a material impairment as the duration and severity of the pandemic and resulting impacts to our financial projections are further understood. Additionally, we are monitoring the impacts the coronavirus pandemic has on the market inputs used in calculating our discount rates, including risk-free rates, equity premiums and our cost of debt, which could result in a meaningful change to our weighted-average cost of capital calculation, as well as the market multiples used in our impairment assessment. Furthermore, increased volatility in the equity and debt markets or other country specific factors, including, but not limited to, extended or future government intervention in response to the pandemic, could also result in a meaningful change to our weighted-average cost of capital calculation and other inputs used in our impairment assessment.
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
Definite-Lived Intangible Assets
Regarding definite-lived intangible assets, we continuously monitor the performance of the underlying assets for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the first half of 2020 that resulted in an impairment loss.

8. Debt
Debt obligations

	As of
	June 30, 2020	December 31, 2019
	(In millions)
Long-term debt:
CAD 500 million 2.75% notes due September 2020	$368.3	$384.9
CAD 500 million 2.84% notes due July 2023	368.3	384.9
CAD 500 million 3.44% notes due July 2026	368.3	384.9
$500 million 2.25% notes due March 2020(1)(2)	—	499.8
$1.0 billion 2.1% notes due July 2021(2)	1,000.0	1,000.0
$500 million 3.5% notes due May 2022(1)	505.1	506.5
$2.0 billion 3.0% notes due July 2026	2,000.0	2,000.0
$1.1 billion 5.0% notes due May 2042	1,100.0	1,100.0
$1.8 billion 4.2% notes due July 2046	1,800.0	1,800.0
EUR 800 million 1.25% notes due July 2024	898.7	897.0
Finance leases and other	121.5	129.5
Less: unamortized debt discounts and debt issuance costs	(53.1)	(56.7)
Total long-term debt (including current portion)	8,477.1	9,030.8
Less: current portion of long-term debt	(403.4)	(921.3)
Total long-term debt	$8,073.7	$8,109.5

Short-term borrowings:
Commercial paper programs(3)(4)	$199.9	$—
Other short-term borrowings(5)	9.7	6.9
Current portion of long-term debt	403.4	921.3
Current portion of long-term debt and short-term borrowings	$613.0	$928.2
(1)The fair value hedges related to these notes have been settled and are being amortized over the life of the respective note.
(2)We repaid our $500 million 2.25% notes upon maturity in March 2020, at which time we also settled the associated cross currency swaps resulting in cash receipts of $3.2 million, which were classified as financing and investing activities in our unaudited condensed consolidated statement of cash flows. As of June 30, 2020, we have cross currency swaps associated with our $1.0 billion 2.1% senior notes due 2021 in order to hedge a portion of the foreign currency translational impacts of our European investment. As a result of the swaps, we have economically converted a portion of these notes and associated interest to EUR denominated, which results in a EUR interest rate to be received of 0.71%.
(3)We maintain a $1.5 billion revolving credit facility with a maturity date of July 7, 2024, that allows us to issue a maximum aggregate amount of $1.5 billion in commercial paper or other borrowings at any time at variable interest rates. We use this financing from time to time to leverage cash needs including debt repayments. During the first half of 2020, we utilized borrowings from this facility in order to fund the repayment of our $500 million 2.25% notes upon maturity in March 2020, for working capital and general purposes, as well as a precautionary measure in order to provide enhanced financial flexibility due to uncertain market conditions arising from the impact of the coronavirus pandemic, as further discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies." These borrowings were subsequently repaid during the second quarter of 2020.
As of June 30, 2020, we had $1.3 billion available to draw on the $1.5 billion revolving credit facility, as the borrowing capacity is also reduced by borrowings under our commercial paper program. The outstanding borrowings under our commercial paper program had a weighted-average effective interest rate and tenor of 1.05% and 31 days, respectively, as of June 30, 2020. We had no borrowings drawn on this revolving credit facility and no commercial paper borrowings as of December 31, 2019.

Subsequent to June 30, 2020, we had net commercial paper payments of approximately $25 million, for a total amount outstanding of approximately $175 million as of July 30, 2020. As such, as of July 30, 2020, we have approximately $1.3 billion available to draw on our total $1.5 billion revolving credit facility. Additionally, we expect to use commercial paper issuances and cash on hand to fund the upcoming repayment of our CAD 500 million 2.75% notes due September 2020, which we began purchasing CAD in anticipation of this upcoming maturity during July 2020.
(4)On May 26, 2020, Molson Coors Brewing Company (UK) Limited (“MCBC U.K.”), a subsidiary of MCBC that operates and manages the Company’s business in the U.K., established a commercial paper facility for the purpose of issuing short-term, unsecured Sterling-denominated notes that are eligible for purchase under the Joint HM Treasury and Bank of England’s COVID Corporate Financing Facility commercial paper program (the “CCFF Program”) in an aggregate principal amount up to GBP 300 million, which may be increased from time to time as provided in the Dealer Agreement (as defined below). Commercial paper issuances under the CCFF Program do not impact the borrowing capacity under our revolving credit facility.
In connection with the CCFF Program, MCBC U.K. and MCBC entered into a Dealer Agreement (the “Dealer Agreement”) with Lloyds Bank Corporate Markets PLC (“Lloyds”), as both the arranger and dealer, pursuant to which notes may be issued to Lloyds at such prices and upon such terms as MCBC U.K. and Lloyds may agree. The maturities of the notes vary but will not be less than seven days nor greater than 364 days. The Dealer Agreement contains customary representations, warranties, covenants and indemnification provisions typical for the issuance of commercial paper of this type. In addition, MCBC entered into a Deed of Guarantee to guarantee the payment of all sums payable from time to time by MCBC U.K. in respect of the notes to the holders of any notes.
As of both June 30, 2020 and July 30, 2020, we had no borrowings outstanding under the CCFF Program.
(5)As of June 30, 2020, we had $6.9 million in bank overdrafts and $39.3 million in bank cash related to our cross-border, cross-currency cash pool, for a net positive position of $32.4 million. As of December 31, 2019, we had $1.1 million in bank overdrafts and $55.0 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $53.9 million. We had total outstanding borrowings of $2.8 million under our two JPY overdraft facilities as of both June 30, 2020 and December 31, 2019. In addition, we have USD, CAD and GBP lines of credit under which we had no borrowings as of June 30, 2020 or December 31, 2019.
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of June 30, 2020 and December 31, 2019, the fair value of our outstanding long-term debt (including the current portion of long-term debt) was approximately $8.7 billion and $9.2 billion, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Debt Covenants
On June 19, 2020, we entered into to an amendment to our existing revolving credit facility agreement, which among other things, revised the leverage ratios under the financial maintenance covenant for each fiscal quarter ending on or after June 30, 2020 through the maturity of the credit facility. The maximum leverage ratio, as defined by the amended revolving credit facility agreement as of June 30, 2020 is 4.75x net debt to EBITDA, with an increase to 5.25x net debt to EBITDA as of the last day of the fiscal quarter ending September 30, 2020 through March 31, 2021, followed by a 0.50x reduction to 4.75x net debt to EBITDA for the fiscal quarter ending June 30, 2021. The leverage ratio requirement as of the last day of the fiscal quarter ending September 30, 2021 is reduced by 0.25x to 4.50x net debt to EBITDA, with a further 0.50x reduction to 4.00x net debt to EBITDA as of the last day of the fiscal quarter ending December 31, 2021 through maturity of the credit facility.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include customary events of default and specified representations, warranties and covenants, as well as covenants that restrict our ability to incur certain additional priority indebtedness (certain thresholds of secured consolidated net tangible assets), certain leverage threshold percentages, create or permit liens on assets, and restrictions on mergers, acquisitions, and certain types of sale lease-back transactions. As of June 30, 2020, we were in compliance with all of these restrictions and have met all debt payment obligations. All of our outstanding senior notes as of June 30, 2020 rank pari-passu.

9. Inventories

	As of
	June 30, 2020	December 31, 2019
	(In millions)
Finished goods	$244.9	$236.7
Work in process	93.1	84.0
Raw materials	223.2	227.1
Packaging materials	77.9	68.1
Inventories, net	$639.1	$615.9

10. Accumulated Other Comprehensive Income (Loss)

	MCBC stockholders' equity
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2019	$(652.5)	$(87.8)	$(351.0)	$(70.9)	$(1,162.2)
Foreign currency translation adjustments	(242.9)	—	—	—	(242.9)
Gain (loss) on net investment hedges	3.5	—	—	—	3.5
Unrealized gain (loss) on derivative instruments	—	(171.0)	—	—	(171.0)
Reclassification of derivative (gain) loss to income	—	(1.4)	—	—	(1.4)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	(4.2)	—	(4.2)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	2.0	2.0
Tax benefit (expense)	(12.6)	42.7	1.0	(0.5)	30.6
As of June 30, 2020	$(904.5)	$(217.5)	$(354.2)	$(69.4)	$(1,545.6)
Reclassifications from AOCI to net income (loss) were immaterial for the three and six months ended June 30, 2020 and June 30, 2019.

11. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented within Part II—Item 8 Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 16, "Derivative Instruments and Hedging Activities" in our Annual Report and did not significantly change during the first half of 2020. As noted in Note 16 of the Notes included in our Annual Report, due to the nature of our counterparty agreements, and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and, therefore, present our derivative positions on a gross basis in our unaudited condensed consolidated balance sheets. Our significant derivative positions have not changed considerably since year-end.

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
The table below summarizes our derivative assets and liabilities that were measured at fair value as of June 30, 2020 and December 31, 2019.

		Fair value measurements as of June 30, 2020
	As of June 30, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$12.0	$—	$12.0	$—
Interest rate swaps	(291.3)	—	(291.3)	—
Foreign currency forwards	8.1	—	8.1	—
Commodity swaps and options	(81.3)	—	(81.3)	—
Warrants	1.1	—	1.1	—
Total	$(351.4)	$—	$(351.4)	$—

		Fair value measurements as of December 31, 2019
	As of December 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$10.0	$—	$10.0	$—
Interest rate swaps	(111.5)	—	(111.5)	—
Foreign currency forwards	2.1	—	2.1	—
Commodity swaps and options	(41.2)	—	(41.2)	—
Warrants	2.7	—	2.7	—
Total	$(137.9)	$—	$(137.9)	$—

As of June 30, 2020 and December 31, 2019, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the six months ended June 30, 2020 were all included in Level 2.
Results of Period Derivative Activity
The tables below include the results of our derivative activity in our unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, and our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2020 and June 30, 2019.

Fair Value of Derivative Instruments in the Unaudited Condensed Consolidated Balance Sheets (in millions):

	As of June 30, 2020
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	$400.0	Other current assets	$—	Accounts payable and other current liabilities	$—
		Other non-current assets	12.0	Other liabilities	—
Interest rate swaps	$1,500.0	Other non-current assets	—	Other liabilities	(291.3)
Foreign currency forwards	$191.2	Other current assets	5.8	Accounts payable and other current liabilities	(0.2)
		Other non-current assets	2.7	Other liabilities	(0.2)
Total derivatives designated as hedging instruments			$20.5		$(291.7)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$950.3	Other current assets	$6.4	Accounts payable and other current liabilities	$(76.4)
		Other non-current assets	9.4	Other liabilities	(20.7)
Commodity options(1)	$18.4	Other current assets	—	Accounts payable and other current liabilities	—
Warrants	$50.8	Other non-current assets	1.1	Other liabilities	—
Total derivatives not designated as hedging instruments			$16.9		$(97.1)

	As of December 31, 2019
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	$900.0	Other current assets	$1.8	Accounts payable and other current liabilities	$—
		Other non-current assets	8.2	Other liabilities	—
Interest rate swaps	$1,500.0	Other non-current assets	—	Other liabilities	(111.5)
Foreign currency forwards	$237.9	Other current assets	1.9	Accounts payable and other current liabilities	(0.8)
		Other non-current assets	1.4	Other liabilities	(0.4)
Total derivatives designated as hedging instruments			$13.3		$(112.7)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$598.4	Other current assets	$5.7	Accounts payable and other current liabilities	$(36.4)
		Other non-current assets	1.0	Other liabilities	(11.5)
Commodity options(1)	$18.4	Other current assets	—	Accounts payable and other current liabilities	—
Warrants	$53.1	Other non-current assets	2.7	Other liabilities	—
Total derivatives not designated as hedging instruments			$9.4		$(47.9)
(1)Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.
Items Designated and Qualifying as Hedged Items in Fair Value Hedging Relationships in the Unaudited Condensed Consolidated Balance Sheets (in millions):

Line item in the balance sheet in which the hedged item is included	Carrying amount of the hedged assets/liabilities		Cumulative amount of fair value hedging adjustment(s) in the hedged assets/liabilities(1) Increase/(Decrease)
	As of June 30, 2020	As of December 31, 2019	As of June 30, 2020	As of December 31, 2019
	(In millions)
Current portion of long-term debt and short-term borrowings	$—	$—	$—	$(0.2)
Long-term debt	$—	$—	$5.1	$6.5
(1) Entire balances relate to hedging adjustments on discontinued hedging relationships.

The Pretax Effect of Cash Flow Hedge and Net Investment Hedge Accounting on Accumulated Other Comprehensive Income (Loss) (in millions):

Three Months Ended June 30, 2020
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$6.1	Interest income (expense), net	$(0.7)
Foreign currency forwards	(7.0)	Cost of goods sold	2.6
		Other income (expense), net	(0.5)
Total	$(0.9)		$1.4

Three Months Ended June 30, 2020
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$(7.8)	Interest income (expense), net	$—	Interest income (expense), net	$2.8
Total	$(7.8)		$—		$2.8

Three Months Ended June 30, 2020
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$(16.2)	Other income (expense), net	$—	Other income (expense), net	$—
Total	$(16.2)		$—		$—

Three Months Ended June 30, 2019
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$(46.3)	Interest income (expense), net	$(0.8)
Foreign currency forwards	(4.5)	Cost of goods sold	1.5
		Other income (expense), net	(0.3)
Total	$(50.8)		$0.4

Three Months Ended June 30, 2019
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$(9.5)	Interest income (expense), net	$—	Interest income (expense), net	$6.4
Total	$(9.5)		$—		$6.4

Three Months Ended June 30, 2019
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$(12.4)	Other income (expense), net	$—	Other income (expense), net	$—
Total	$(12.4)		$—		$—

Six Months Ended June 30, 2020
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$(179.8)	Interest income (expense), net	$(1.4)
Foreign currency forwards	8.8	Cost of goods sold	3.6
		Other income (expense), net	(0.8)
Total	$(171.0)		$1.4

Six Months Ended June 30, 2020
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$5.2	Interest income (expense), net	$—	Interest income (expense), net	$8.5
Total	$5.2		$—		$8.5

Six Months Ended June 30, 2020
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$(1.7)	Other income (expense), net	$—	Other income (expense), net	$—
Total	$(1.7)		$—		$—

Six Months Ended June 30, 2019
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative		Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$(78.7)		Interest income (expense), net	$(1.5)
Foreign currency forwards	(11.5)		Cost of goods sold	2.3
			Other income (expense), net	(0.5)
Total	$(90.2)	-90200000		$0.3

Six Months Ended June 30, 2019
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$6.6	Interest income (expense), net	$—	Interest income (expense), net	$10.4
Total	$6.6		$—		$10.4

Six Months Ended June 30, 2019
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$7.6	Other income (expense), net	$—	Other income (expense), net	$—
EUR 500 million notes due 2019	10.1	Other income (expense), net	—	Other income (expense), net	—
Total	$17.7		$—		$—
(1)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and period amortization is recorded in other comprehensive income.

We expect net gains of approximately $3 million (pretax) recorded in AOCI as of June 30, 2020 related to cash flow hedges will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged as of June 30, 2020 is approximately 4 years, as well as those related to our forecasted debt issuances in 2021, 2022, and 2026.
The Effect of Fair Value and Cash Flow Hedge Accounting on the Unaudited Condensed Consolidated Statements of Operations (in millions):

Three Months Ended June 30, 2020
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Other income (expense), net	Interest income (expense), net
Total amount of income and expense line items presented in the unaudited condensed consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(1,456.6)	$5.8	$(69.7)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	—	—	(0.7)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	2.6	(0.5)	—

Three Months Ended June 30, 2019
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Other income (expense), net	Interest income (expense), net
Total amount of income and expense line items presented in the unaudited condensed consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(1,759.8)	$(10.9)	$(65.6)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	—	—	(0.8)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	1.5	(0.3)	—

Six Months Ended June 30, 2020
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Other income (expense), net	Interest income (expense), net
Total amount of income and expense line items presented in the unaudited condensed consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(2,935.6)	$1.0	$(138.6)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	—	—	(1.4)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	3.6	(0.8)	—

Six Months Ended June 30, 2019
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Other income (expense), net	Interest income (expense), net
Total amount of income and expense line items presented in the unaudited condensed consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(3,172.8)	$13.0	$(138.9)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	—	—	(1.5)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	2.3	(0.5)	—
(1) We had no outstanding fair value hedges during the first half of 2020 or 2019.
The Effect of Derivatives Not Designated as Hedging Instruments on the Unaudited Condensed Consolidated Statements of Operations (in millions):

Three Months Ended June 30, 2020
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$24.6
Warrants	Other income (expense), net	0.3
Total		$24.9

Three Months Ended June 30, 2019
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(37.2)
Warrants	Other income (expense), net	(15.0)
Total		$(52.2)

Six Months Ended June 30, 2020
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(87.9)
Warrants	Other income (expense), net	(1.4)
Total		$(89.3)

Six Months Ended June 30, 2019
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(4.5)
Warrants	Other income (expense), net	7.9
Total		$3.4
The gains and losses recognized in income related to our commodity swaps are largely driven by changes in the respective commodity market prices, primarily in aluminum and diesel.

12. Commitments and Contingencies
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have an aggregate accrued contingent liability of $20.6 million and $16.2 million as of June 30, 2020 and December 31, 2019, respectively. While we cannot predict the eventual aggregate cost for litigation, other disputes and environmental matters in which we are currently involved, we believe adequate reserves have been provided for losses that are probable and estimable. Additionally, as noted below, there are certain loss contingencies that we deem reasonably possible for which a range of loss is not estimable at this time; for all other matters, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated interim financial statements. Our litigation, other disputes and environmental issues are discussed in further detail within Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report and did not significantly change during the first half of 2020, except as noted below.
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
On February 12, 2018, Stone Brewing Company filed a trademark infringement lawsuit in federal court in the Southern District of California against Molson Coors Beverage Company USA LLC ("MCBC USA" formerly known as MillerCoors LLC) alleging that the Keystone brand has “rebranded” itself as “Stone” and is marketing itself in a manner confusingly similar to Stone Brewing Company's registered Stone trademark. Stone Brewing Company seeks treble damages in the amount of MCBC USA's profit from Keystone sales. MCBC USA subsequently filed an answer and counterclaims against Stone Brewing Company. On May 31, 2018, Stone Brewing Company filed a motion to dismiss MCBC USA's counterclaims and for a preliminary injunction seeking to bar MCBC USA from continuing to use “STONE” on Keystone Light cans and related marketing materials. In March 2019, the court denied Stone Brewing Company’s motion for preliminary injunction and its motion to dismiss MCBC USA's counterclaims. Discovery is closed and trial is currently scheduled to begin in October 2020. We intend to vigorously assert and defend our rights in this lawsuit. A range of potential loss is not estimable at this time.
In December 2018, the U.S. Department of Treasury issued a regulation that impacts our ability to claim a refund of certain federal duties, taxes, and fees paid for beer sold between the U.S. and certain other countries effective in February 2019. As a result, based on the terms of the regulation, it is the U.S. Department of Treasury's position that future claims will no longer be accepted, and we may be further unable to collect previously claimed, but not yet received, refunds. In January 2020, the United States Court of International Trade issued an opinion and order ruling the challenged portions of this regulation dealing with refunds of certain federal duties, taxes and fees paid with respect to certain imported beer, to the extent of certain exported beer, to be unlawful. On April 17, 2020, the U.S. Department of Treasury appealed this ruling as well as filed a motion for stay of the enforcement of judgment and suspension of claims pending appeal. The U.S. Department of Treasury's motion to stay was denied pending appeal and they were ordered to pay on all claims under the accelerated payment program. As a result, we have collected approximately $24 million of previously filed claims during the second quarter of 2020, and have previously claimed, but not yet received, refunds of approximately $20 million recorded within other receivables, net on our unaudited condensed consolidated balance sheet as of June 30, 2020. On July 23, 2020, the U.S. Department of Treasury filed its opening appellate brief in the United States Court of Appeals for the Federal Circuit. We will continue to monitor this matter including our ability to collect the remainder of our previously claimed refunds, our potential liability to repay refunds received, as well our ability to claim ongoing refunds as the appeal process progresses.
On February 15, 2019, two purported stockholders filed substantially similar putative class action complaints against the Company, Mark R. Hunter, and Tracey I. Joubert (the “Defendants”) in the United States District Court for the District of Colorado (the “Colorado District Court”), and in the United States District Court for the Northern District of Illinois (the “Illinois District Court”). On February 21, 2019, another purported stockholder filed a substantially similar complaint in the Colorado District Court. The plaintiffs purport to represent a class of the Company’s stockholders and assert that the Defendants violated Sections 10(b) and 20(a) of the Exchange Act by allegedly making false and misleading statements or omissions regarding the Company’s restatement of consolidated financial statements for the years ended December 31, 2016 and December 31, 2017, and that the Company purportedly lacked adequate internal controls over financial reporting. The plaintiffs seek, among other things, an unspecified amount of damages and attorneys’ fees, expert fees and other costs. On April 16, 2019, motions to consolidate and appoint a lead plaintiff were filed in each case. On May 24, 2019, the securities class action suit filed with the Illinois District Court was transferred to the Colorado District Court, and subsequently was voluntarily dismissed on July 25, 2019. On October 2, 2019, the class action lawsuits originally filed in Colorado District Court were consolidated, and, on October 3, 2019, the court appointed a lead plaintiff and lead counsel for the consolidated case. On December 9, 2019, the lead plaintiff filed its amended complaint alleging that the Defendants made false statements and material omissions to the market beginning in February 2017 and ending in February 2019, which, it alleges, misled the market as to the strength of our financial condition and internal control processes related to financial accounting. The amended complaint further alleges that the Company and the Defendants caused the Company to falsely report its financial results by overstating retained earnings, net income, and tax benefits and understating deferred tax liabilities in an effort to inflate the price of our common stock. We filed a motion to dismiss the amended complaint on January 23, 2020; the plaintiff subsequently filed an opposition to our motion to dismiss on March 9, 2020; and we filed our reply brief in support of our motion to dismiss on April 8, 2020. The motion remains pending before the trial judge. We intend to defend the claims vigorously. A range of potential loss is not estimable at this time.

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
Guarantees and Indemnities
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of June 30, 2020 and December 31, 2019, the unaudited condensed consolidated balance sheets include liabilities related to these guarantees of $57.3 million and $37.7 million, respectively. See Note 4, "Investments" for further detail.
Separately, related to our Cervejarias Kaiser Brasil S.A. ("Kaiser") indemnities, we have accrued $10.4 million and $14.2 million, in aggregate, as of June 30, 2020 and December 31, 2019, respectively. The maximum potential claims amount remaining for the Kaiser-related purchased tax credits was $64.0 million, based on foreign exchange rates as of June 30, 2020. Our Kaiser liabilities are discussed in further detail within Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report and did not significantly change during the first half of 2020.

13. Leases
Supplemental balance sheet information related to leases as of June 30, 2020 and December 31, 2019 was as follows:

		As of
		June 30, 2020	December 31, 2019
	Balance Sheet Classification	(In millions)
Operating Leases
Operating lease right-of-use assets	Other assets	$140.6	$154.5
Current operating lease liabilities	Accounts payable and other current liabilities	$47.2	$46.6
Non-current operating lease liabilities	Other liabilities	108.5	119.5
Total operating lease liabilities		$155.7	$166.1

Finance Leases
Finance lease right-of-use assets	Properties, net	$64.6	$73.0
Current finance lease liabilities	Current portion of long-term debt and short-term borrowings	$32.8	$34.5
Non-current finance lease liabilities	Long-term debt	56.2	60.0
Total finance lease liabilities		$89.0	$94.5

Supplemental cash flow information related to leases for the six months ended June 30, 2020 and June 30, 2019 was as follows:

	Six Months Ended
	June 30, 2020	June 30, 2019
	(In millions)
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from operating leases	$25.7	$26.2
Operating cash flows from finance leases	$1.9	$1.8
Financing cash flows from finance leases	$3.1	$1.1
Supplemental non-cash information on right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$12.0	$25.6
Separately, we recorded an impairment loss inclusive of our Denver, Colorado office lease right-of use asset during the three months ended June 30, 2020 as discussed in Note 5, "Special Items".

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
None of our other outstanding debt is registered with the SEC, and such other outstanding debt is guaranteed on a senior unsecured basis by the Parent and/or Subsidiary Guarantors. These guarantees are full and unconditional and joint and several. See Note 8, "Debt" for details of all debt issued and outstanding as of June 30, 2020.
Presentation
The following information sets forth the unaudited condensed consolidating statements of operations for the three and six months ended June 30, 2020 and June 30, 2019, unaudited condensed consolidating balance sheets as of June 30, 2020 and December 31, 2019, and unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2020 and June 30, 2019. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Issuer and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	June 30, 2020
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$4.0	$2,529.4	$631.7	$(135.3)	$3,029.8
Excise taxes	—	(346.8)	(179.6)	—	(526.4)
Net sales	4.0	2,182.6	452.1	(135.3)	2,503.4
Cost of goods sold	(0.5)	(1,237.8)	(346.9)	128.6	(1,456.6)
Gross profit	3.5	944.8	105.2	(6.7)	1,046.8
Marketing, general and administrative expenses	(26.4)	(384.7)	(120.1)	6.7	(524.5)
Special items, net	(10.1)	(54.0)	(0.2)	—	(64.3)
Equity income (loss) in subsidiaries	275.9	(158.4)	16.5	(134.0)	—
Operating income (loss)	242.9	347.7	1.4	(134.0)	458.0
Interest income (expense), net	(60.9)	22.0	(30.8)	—	(69.7)
Other pension and postretirement benefits (costs), net	(0.3)	5.1	2.8	—	7.6
Other income (expense), net	0.3	3.9	1.6	—	5.8
Income (loss) before income taxes	182.0	378.7	(25.0)	(134.0)	401.7
Income tax benefit (expense)	13.0	(102.9)	(114.6)	—	(204.5)
Net income (loss)	195.0	275.8	(139.6)	(134.0)	197.2
Net (income) loss attributable to noncontrolling interests	—	—	(2.2)	—	(2.2)
Net income (loss) attributable to MCBC	$195.0	$275.8	$(141.8)	$(134.0)	$195.0
Comprehensive income (loss) attributable to MCBC	$310.7	$394.8	$18.1	$(412.9)	$310.7

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

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN MILLIONS)
(UNAUDITED)

	Six Months Ended
	June 30, 2020
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$5.7	$4,568.4	$1,245.0	$(251.5)	$5,567.6
Excise taxes	—	(610.0)	(351.4)	—	(961.4)
Net sales	5.7	3,958.4	893.6	(251.5)	4,606.2
Cost of goods sold	(0.9)	(2,455.5)	(719.3)	240.1	(2,935.6)
Gross profit	4.8	1,502.9	174.3	(11.4)	1,670.6
Marketing, general and administrative expenses	(63.1)	(825.3)	(277.2)	11.4	(1,154.2)
Special items, net	(15.4)	(127.1)	(8.4)	—	(150.9)
Equity income (loss) in subsidiaries	241.1	(233.3)	(3.7)	(4.1)	—
Operating income (loss)	167.4	317.2	(115.0)	(4.1)	365.5
Interest income (expense), net	(120.4)	14.9	(33.1)	—	(138.6)
Other pension and postretirement benefits (costs), net	(0.3)	10.2	5.2	—	15.1
Other income (expense), net	(0.3)	(0.1)	1.4	—	1.0
Income (loss) before income taxes	46.4	342.2	(141.5)	(4.1)	243.0
Income tax benefit (expense)	31.6	(99.7)	(93.1)	—	(161.2)
Net income (loss)	78.0	242.5	(234.6)	(4.1)	81.8
Net (income) loss attributable to noncontrolling interests	—	—	(3.8)	—	(3.8)
Net income (loss) attributable to MCBC	$78.0	$242.5	$(238.4)	$(4.1)	$78.0
Comprehensive income (loss) attributable to MCBC	$(305.4)	$1.8	$(523.2)	$521.4	$(305.4)

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN MILLIONS)
(UNAUDITED)

	Six Months Ended
	June 30, 2019
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$64.6	$4,975.1	$1,683.8	$(303.4)	$6,420.1
Excise taxes	—	(664.9)	(503.6)	—	(1,168.5)
Net sales	64.6	4,310.2	1,180.2	(303.4)	5,251.6
Cost of goods sold	(3.9)	(2,533.7)	(845.5)	210.3	(3,172.8)
Gross profit	60.7	1,776.5	334.7	(93.1)	2,078.8
Marketing, general and administrative expenses	(143.1)	(1,023.5)	(351.4)	93.1	(1,424.9)
Special items, net	(0.4)	43.6	(6.3)	—	36.9
Equity income (loss) in subsidiaries	619.8	(129.7)	79.1	(569.2)	—
Operating income (loss)	537.0	666.9	56.1	(569.2)	690.8
Interest income (expense), net	(153.6)	168.5	(153.8)	—	(138.9)
Other pension and postretirement benefits (costs), net	—	2.3	14.7	—	17.0
Other income (expense), net	(0.1)	(7.4)	20.5	—	13.0
Income (loss) before income taxes	383.3	830.3	(62.5)	(569.2)	581.9
Income tax benefit (expense)	97.5	(209.8)	9.7	—	(102.6)
Net income (loss)	480.8	620.5	(52.8)	(569.2)	479.3
Net (income) loss attributable to noncontrolling interests	—	—	1.5	—	1.5
Net income (loss) attributable to MCBC	$480.8	$620.5	$(51.3)	$(569.2)	$480.8
Comprehensive income attributable to MCBC	$527.0	$694.8	$(63.3)	$(631.5)	$527.0

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
(IN MILLIONS)
(UNAUDITED)

	As of
	June 30, 2020
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$217.5	$119.1	$444.2	$—	$780.8
Accounts receivable, net	—	406.7	307.0	—	713.7
Other receivables, net	4.5	96.8	27.8	—	129.1
Inventories, net	—	470.6	168.5	—	639.1
Other current assets, net	1.4	172.5	106.1	—	280.0
Intercompany accounts receivable	123.4	1,149.1	105.5	(1,378.0)	—
Total current assets	346.8	2,414.8	1,159.1	(1,378.0)	2,542.7
Properties, net	6.4	3,161.7	1,175.9	—	4,344.0
Goodwill	—	6,137.1	1,424.7	—	7,561.8
Other intangibles, net	3.0	11,556.6	1,824.4	—	13,384.0
Net investment in and advances to subsidiaries	21,339.2	8,006.1	4,352.5	(33,697.8)	—
Other assets	142.0	346.7	400.9	(83.3)	806.3
Total assets	$21,837.4	$31,623.0	$10,337.5	$(35,159.1)	$28,638.8
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$133.8	$2,001.5	$1,057.4	$—	$3,192.7
Current portion of long-term debt and short-term borrowings	199.9	399.2	13.9	—	613.0
Intercompany accounts payable	920.8	167.9	289.3	(1,378.0)	—
Total current liabilities	1,254.5	2,568.6	1,360.6	(1,378.0)	3,805.7
Long-term debt	7,253.3	746.2	74.2	—	8,073.7
Pension and postretirement benefits	7.5	673.8	13.4	—	694.7
Deferred tax liabilities	—	1,569.6	732.2	(83.3)	2,218.5
Other liabilities	320.3	166.5	91.4	—	578.2
Intercompany notes payable	—	3,683.0	3,726.2	(7,409.2)	—
Total liabilities	8,835.6	9,407.7	5,998.0	(8,870.5)	15,370.8
MCBC stockholders' equity	13,002.9	25,940.4	7,757.4	(33,697.8)	13,002.9
Intercompany notes receivable	(1.1)	(3,725.1)	(3,683.0)	7,409.2	—
Total stockholders' equity	13,001.8	22,215.3	4,074.4	(26,288.6)	13,002.9
Noncontrolling interests	—	—	265.1	—	265.1
Total equity	13,001.8	22,215.3	4,339.5	(26,288.6)	13,268.0
Total liabilities and equity	$21,837.4	$31,623.0	$10,337.5	$(35,159.1)	$28,638.8

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

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Six Months Ended
	June 30, 2020
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$690.7	$262.9	$106.3	$—	$1,059.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(4.8)	(255.3)	(85.0)	—	(345.1)
Proceeds from sales of properties and other assets	—	1.4	1.6	—	3.0
Other	3.2	(4.2)	1.6	—	0.6
Net intercompany investing activity	(73.2)	(3,626.6)	(3,587.7)	7,287.5	—
Net cash provided by (used in) investing activities	(74.8)	(3,884.7)	(3,669.5)	7,287.5	(341.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	4.0	—	—	—	4.0
Dividends paid	(115.3)	—	(10.0)	—	(125.3)
Payments on debt and borrowings	(500.0)	(0.2)	(7.4)	—	(507.6)
Proceeds on debt and borrowings	—	—	1.0	—	1.0
Net proceeds from (payments on) revolving credit facilities and commercial paper	199.8	—	—	—	199.8
Change in overdraft balances and other	(2.6)	(34.5)	15.4	—	(21.7)
Net intercompany financing activity	—	3,659.7	3,627.8	(7,287.5)	—
Net cash provided by (used in) financing activities	(414.1)	3,625.0	3,626.8	(7,287.5)	(449.8)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	201.8	3.2	63.6	—	268.6
Effect of foreign exchange rate changes on cash and cash equivalents	—	(3.7)	(7.5)	—	(11.2)
Balance at beginning of year	15.7	119.6	388.1	—	523.4
Balance at end of period	$217.5	$119.1	$444.2	$—	$780.8

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
Executive Summary
We are one of the world's largest brewers and have a diverse portfolio of owned and partner brands, including global brands Blue Moon, Coors Banquet, Coors Light, Miller Genuine Draft, Miller Lite, and Staropramen, regional champion brands Carling, Molson Canadian and other leading country-specific brands, as well as craft and specialty beers such as Creemore Springs, Cobra, Sharp's Doom Bar and Leinenkugel's. With centuries of brewing heritage, we craft high-quality, innovative beverages with the purpose of uniting people to celebrate all life's moments. As a business, our ambition is to be the first choice for our people, our consumers and our customers, and our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
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
Many governmental entities across North America and Europe required that bars and restaurants close or cease sit-down service for the majority of the second quarter of 2020, which has negatively impacted, and we currently expect will continue to negatively impact, on-premise sales of our beverages and previously led to the incurrence of costs to repurchase products that on-premise accounts or distributors were unable or prohibited from selling as a result of the governmental regulations. Other restaurants and bars have also implemented closures and/or modified their hours, either voluntarily or as a result of governmental orders or quarantines. While we did see some restaurants and bars begin to reopen late in the second quarter of

2020, business has not returned to pre-pandemic levels and remains uncertain. In addition, sporting events, festivals and other large public gatherings where our products are served have been canceled throughout North America and Europe. See "Outlook" for additional details. Sales to on-premise customers tend to be higher margin than sales to off-premise (retail outlets) customers. Additionally, these and other governmental or societal impositions of restrictions on public gatherings, especially if prolonged in nature, whether government or self-imposed, will have adverse effects on on-premise traffic and, in turn, our business.
As expected, we experienced a significant adverse volume impact in the second quarter of 2020 resulting from the closure of the on-premise channel in nearly all of our markets for most of the quarter. Specifically, for the second quarter of 2020, we estimate that nearly all of our consolidated net sales resulted from off-premise consumption. This compares to our previously provided estimate that approximately 23% of our 2019 consolidated net sales resulted from on-premise consumption, with approximately 17% of our North America net sales and approximately 50-55% of our Europe net sales each coming from this important part of the industry, and in many of our markets the on-premise business had been reduced to zero for much of the second quarter. See further discussion below under "Results of Operations" regarding the historical percentage of volume and net sales represented in the on-premise within our North America and Europe segment businesses and resulting implications to expected profitability as a result of the effective closures of the on-premise in the markets in which we operate. While we began to see some of the on-premise return in June in many of these markets, with the notable exception of the U.K. which did not reopen until early July, business and consumer behavior in the channel has been slow and remains uncertain. Therefore, as a result of this uncertainty, along with the growing risk of a return of shutdowns in certain markets, we currently continue to expect a significant adverse impact to both net sales and profit performance for the third quarter and fiscal year 2020, and, possibly, beyond.
In addition, where we have seen shifts in demand to the off-premise, and certain package types, this has strained our supply chain and package availability, particularly with aluminum can demand and other packaging materials, requiring that we strategically prioritize certain brands and package types. Our supply chain continues to work diligently to ensure sufficient supply of these high demand brand and packages as we adjust to these changing consumer dynamics.
Further, during the three and six months ended June 30, 2020, we recorded charges of $15.5 million within cost of goods sold related to temporary "thank you" pay for certain essential North America brewery employees. Additionally, in order to support the challenges facing our on-premise customers and retailers, and our overall commitment to quality, during the first quarter of 2020, we initiated voluntary temporary keg relief programs in many of our markets which will provide customers with reimbursements for untapped kegs that meet certain established return requirements. As a result, our results for the six months ended June 30, 2020, further include aggregate charges of $48.6 million, inclusive of a reduction to net sales of $31.8 million for estimated reimbursements through these keg relief programs, as well as charges of $16.8 million within cost of goods sold related to obsolete finished goods keg inventories that are not expected to be sold within our freshness specifications as a result of the ongoing on-premise impacts, as well as the estimated costs to facilitate the above mentioned keg returns. These keg return and inventory obsolescence charges were recognized primarily during the first quarter of 2020. See Part I—Item 1. Financial Statements, Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for additional details.
With the continued spread of the coronavirus and the reversal of certain on-premise re-openings, the extent, severity and duration to which our operations will be impacted by the pandemic remains uncertain. Therefore, we previously withdrew our financial outlook for 2020 and beyond and have determined that the market remains too unpredictable to provide an updated detailed financial outlook at this time.
As a result of the ongoing impacts of the pandemic, during the second quarter of 2020 we continued to take various mitigating actions to offset some of the implications to our employees and communities, as well as the immediate challenges to performance, while also ensuring liquidity and deleverage remain key priorities as further discussed within "Outlook" below. In addition to actions already taken, additional actions may be necessary. Such potential actions include, but are not limited to, drawing on our revolving line of credit facility, issuing additional commercial paper under our U.S. commercial paper program, issuing commercial paper under the recently established COVID Corporate Financing Facility in the U.K. (see Part I—Item 1. Financial Statements, Note 8, "Debt" for further discussion of the facilities and our remaining capacity), further accessing the capital markets, reducing discretionary spending including marketing, general and administrative as well as capital expenditures, asset monetization and taking advantage of certain governmental programs such as furloughs in the U.K. and government relief and payment deferral programs, for example by the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and other such government-sponsored legislation and programs. Our board of directors also suspended our regular quarterly dividends on our Class A and Class B common and exchangeable shares otherwise payable in fiscal year 2020. See "Liquidity and Capital Resources" and Part II—Item 1A. "Risk Factors" in this report for additional information regarding the impact of the global coronavirus pandemic. We also continue to monitor the impacts of the pandemic on the recoverability of our assets, including goodwill and indefinite-lived intangible assets. While we have not recognized any resulting impairment losses at this time, if the duration of the pandemic is prolonged and the severity of its impact continues or worsens, it could result in significant impairment losses. See Part I—Item 1. Financial Statements, Note 7, "Goodwill and Intangible Assets" for further details.

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
In connection with these consolidation activities, we currently expect to incur certain cash and non-cash restructuring charges related to severance, retention and transition costs, employee relocation, non-cash asset related costs, lease exit costs in connection with our office lease in Denver, Colorado, and other transition activities currently estimated in the range of approximately $90 million to $120 million in the aggregate, the majority of which will be cash charges that we began recognizing in the fourth quarter of 2019, and will be further recognized through the balance of fiscal years 2020 and 2021. In the second quarter and first half of 2020, we recognized severance and retention charges of $8.4 million and $31.1 million, respectively, bringing the aggregate of such charges to approximately $72 million since the plan was initiated. Actual severance and retention costs related to this restructuring, which are primarily being recognized ratably over the employees' required future service period, may differ from original estimates based on actual employee turnover levels prior to achieving severance and retention eligibility requirements. Employee relocation charges are recognized in the period incurred and totaled $4.4 million and $6.4 million for the three and six months ended June 30, 2020, respectively. Additionally, during the second quarter of 2020, we recognized aggregate impairment losses of $7.6 million related to the closure of the office facility in Denver, Colorado, including our lease right-of use asset, in light of the sublease market outlook as a result of the coronavirus pandemic. Should our ability to obtain future subtenant occupancy for the office location significantly differ from the estimates and assumptions used to determine its fair value, additional impairment losses may be recognized in the future. We recorded these charges as special items within our unaudited condensed consolidated statements of operations. See Part I—Item 1. Financial Statements, Note 5, "Special Items” for additional details.
After taking into account all changes in each of the business units, including Europe, the plan is expected to reduce employment levels, in aggregate, by approximately 600 employees globally. We currently expect the costs associated with the restructuring to be substantially recognized by the end of fiscal year 2021.

Summary of Consolidated Results of Operations
The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2020 and June 30, 2019. See Part I-Item 1. Financial Statements for additional details of our U.S. GAAP results.

	Three Months Ended			Six Months Ended
	June 30, 2020	June 30, 2019	% change	June 30, 2020	June 30, 2019	% change
	(In millions, except percentages and per share data)
Financial volume in hectoliters	22.586	25.811	(12.5)%	41.014	45.912	(10.7)%
Net sales	$2,503.4	$2,948.3	(15.1)%	$4,606.2	$5,251.6	(12.3)%
Net income (loss) attributable to MCBC	$195.0	$329.4	(40.8)%	$78.0	$480.8	(83.8)%
Net income (loss) attributable to MCBC per diluted share	$0.90	$1.52	(40.8)%	$0.36	$2.22	(83.8)%
Second Quarter 2020 Financial Highlights
During the second quarter of 2020, we recognized net income attributable to MCBC of $195.0 million compared to net income of $329.4 million in the prior year. This decrease was driven by an increase in special charges of approximately $114 million resulting from charges associated with the revitalization plan, the Irwindale brewery closure and cycling the gain on sale of the Montreal brewery, lower financial volume and unfavorable mix, partially offset by lower marketing, general and administrative expense, favorable impacts to cost of goods sold related to unrealized mark-to-market changes on our commodity positions and cost savings, as well as favorable unrealized mark-to-market changes on our HEXO Corp. ("HEXO") warrants within other income (expense), net. The significant decline in marketing, general and administrative expense was driven by prioritizing and shifting spend including media to platforms with higher audiences in the current environment, while suspending on-premise activation spending and reducing or eliminating spend in areas that have been significantly impacted, such as sports and in-market activations. We also adjusted timing of spend behind brands and packs that were constrained by supply. Further, we also realized cost savings related to the revitalization plan. Finally, net income was adversely impacted by the increase in the effective tax rate to 51% driven by approximately $135 million of discrete tax expense recognized in the second quarter of 2020 related to hybrid regulations enacted by the U.S. Department of Treasury in the second quarter of 2020.
Net sales of approximately $2.5 billion in the second quarter of 2020 decreased 15.1% from the prior year, driven by financial volume declines related to on-premise closures resulting from the coronavirus pandemic across all of our major markets, as well as unfavorable global mix, partially offset by higher net pricing in the U.S. and Canada.
Regional financial highlights:
•In our North America segment, income before income taxes decreased 8.2% to $411.5 million in the second quarter of 2020, compared to the prior year primarily driven by higher special charges, lower financial volume and the cost of "thank you" pay for certain essential North America brewery employees as a result of the coronavirus pandemic, partially offset by lower marketing, general and administrative expense, cost savings in cost of goods sold, the favorable resolution of our property tax appeal for our Golden, Colorado brewery and higher net pricing. The lower marketing, general and administrative expense was driven by cost mitigation actions taken and anticipated shifts in the timing of marketing spend into the second half of 2020 as a result of the coronavirus pandemic as well as cost savings related to the revitalization plan.
•In our Europe segment, we reported a loss before income taxes of $11.0 million in the second quarter of 2020, compared to income of $43.4 million in the prior year, primarily due to lower gross profit as a result of the closure of the on-premise channel across all markets for the majority of the second quarter, with the exception of the U.K. which remained closed until early July compared to other European markets which started to reopen gradually toward the end of May and early June, partially offset by lower marketing, general and administrative expense driven by cost mitigation actions and lower incentive compensation, lower special charges and favorable foreign currency movements.
See "Results of Operations" below for further analysis of our segment results.

Brand highlights:
•Blue Moon global brand volume decreased 19.9% in the second quarter of 2020 versus 2019, driven by declines in North America, specifically in the U.S. primarily as a result of the on-premise impacts of the coronavirus pandemic.
•Carling brand volume in Europe decreased 34.5% during the second quarter of 2020 versus 2019, due to lower volumes in the U.K., the brand's primary market as a result of the on-premise impacts of the coronavirus pandemic.
•Coors global brand volume - Coors Light global brand volume decreased 10.9% during the second quarter of 2020 versus 2019. The overall volume decrease in the second quarter of 2020 was primarily driven by declines across North America and Europe primarily as a result of the on-premise impacts of the coronavirus pandemic. Despite volume declines in the U.S., Coors Light gained share of the U.S. premium light segment for the fifth consecutive quarter. Coors Banquet and Coors Original in Canada and Latin America brand volume, on an aggregate basis, increased 0.7% during the second quarter of 2020 versus 2019.
•Miller global brand volume - Miller Lite global brand volumes decreased 6.5% during the second quarter of 2020 versus 2019, primarily driven by declines in the U.S. and Latin America primarily as a result of the on-premise impacts of the coronavirus pandemic, partially offset by growth in Canada. However, Miller Lite gained share of the U.S. premium light segment for the twenty-third consecutive quarter. Miller Genuine Draft global brand volume decreased 21.2% during the second quarter of 2020 versus 2019, primarily due to a decrease in Latin America as a result of the coronavirus pandemic.
•Staropramen global brand volume, including royalty volume, decreased 25.1% during the second quarter of 2020 versus 2019, primarily due to lower volumes in all European markets as a result of the on-premise impacts of the coronavirus pandemic.
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

	Three Months Ended			Six Months Ended
	June 30, 2020	June 30, 2019	% change	June 30, 2020	June 30, 2019	% change
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	22.586	25.811	(12.5)%	41.014	45.912	(10.7)%
Less: Contract brewing, wholesaler and non-beer volume	(1.566)	(2.129)	(26.4)%	(3.163)	(3.935)	(19.6)%
Add: Royalty volume	0.673	1.040	(35.3)%	1.552	1.777	(12.7)%
Add: STW to STR adjustment	(0.218)	(0.427)	(48.9)%	(0.063)	(1.264)	(95.0)%
Total worldwide brand volume	21.475	24.295	(11.6)%	39.340	42.490	(7.4)%

Worldwide Brand Volume by Segment
North America	16.151	17.523	(7.8)%	29.897	31.216	(4.2)%
Europe	5.324	6.772	(21.4)%	9.443	11.274	(16.2)%
Total	21.475	24.295	(11.6)%	39.340	42.490	(7.4)%

Our worldwide brand volume decreased 11.6% and 7.4% during the three and six months ended June 30, 2020, respectively, compared to prior year, while financial volume decreased 12.5% and 10.7% during the three and six months ended June 30, 2020, respectively, compared to prior year. This reflects the impacts of the coronavirus pandemic and the related closure of on-premise outlets in both North America and Europe, as well as market share declines in part due to prioritization of certain key brands and package types to meet off-premise demand, and lower contract brewing volumes in North America. Despite this and the gradual re-opening of on-premise locations in certain geographies, the increase in off-premise brand volumes was not sufficient to offset the volume losses experienced related to the closure of the on-premise, resulting in overall brand volume declines. This has continued into July 2020 as we see further uncertainty around the re-opening of the on-premise across North America and Europe. As a result, we do not expect off-premise volumes to fully offset the loss of the on-premise volume due to closures related to the pandemic.
Net Sales Drivers
For the three months ended June 30, 2020 versus June 30, 2019, by segment (in percentages):

	Volume	Price, Product and Geography Mix	Currency	Total
Consolidated	(12.5)%	(1.8)%	(0.8)%	(15.1)%
North America	(8.3)%	0.4%	(0.4)%	(8.3)%
Europe	(24.8)%	(17.6)%	(2.2)%	(44.6)%

For the six months ended June 30, 2020 versus June 30, 2019, by segment (in percentages):

	Volume	Price, Product and Geography Mix	Currency	Total
Consolidated	(10.7)%	(1.0)%	(0.6)%	(12.3)%
North America	(8.1)%	0.5%	(0.3)%	(7.9)%
Europe	(18.8)%	(11.9)%	(2.1)%	(32.8)%

Income taxes

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Effective tax rate	51%	18%	66%	18%
The increase in the effective tax rate for the three and six months ended June 30, 2020 was primarily driven by approximately $135 million of discrete tax expense recognized in the second quarter of 2020 related to the hybrid regulations enacted in the second quarter of 2020, as further discussed below. The increase in the effective tax rate during the six months ended June 30, 2020 was further driven by lower pretax income during the first half of 2020.
Since 2018, the U.S. Department of Treasury has continued to issue proposed, temporary and final regulations to implement provisions of the 2017 Tax Act. We have continued to monitor these regulations, and on April 7, 2020, the U.S. Department of Treasury enacted final hybrid regulations with full retroactive application to January 1, 2018, with a few exceptions. We have reviewed the final regulations and their impact on our tax positions and financial statements. The final regulations, associated with the taxability of certain interest, impact tax positions we took in 2018 and 2019 and have resulted in additional income tax expense of approximately $135 million, which was recognized upon enactment in the second quarter of 2020. The impact of the finalized regulations could result in cash tax outflows up to this amount in 2021. We continue to analyze the potential cash impacts of the final regulations to minimize any cash outflows.
In July 2020, the U.K. government enacted legislation to repeal the previously enacted reduction to the corporate income tax rate that was due to take effect April 1, 2020, which will change the previously anticipated corporate income tax rate from 17% to 19%. We anticipate the impact to estimated income tax expense in the third quarter of 2020 will be immaterial.
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
Refer to Part I - Item 1. Financial Statements, Note 6, "Income Tax" for discussion regarding our effective tax rate.

Results of Operations
North America Segment

	Three Months Ended			Six Months Ended
	June 30, 2020	June 30, 2019	% change	June 30, 2020	June 30, 2019	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)	17.648	19.240	(8.3)%	32.104	34.922	(8.1)%
Sales(2)	$2,548.8	$2,783.2	(8.4)%	$4,603.8	$5,003.1	(8.0)%
Excise taxes	(348.6)	(382.6)	(8.9)%	(613.9)	(669.9)	(8.4)%
Net sales(2)	2,200.2	2,400.6	(8.3)%	3,989.9	4,333.2	(7.9)%
Cost of goods sold(2)	(1,302.0)	(1,386.7)	(6.1)%	(2,434.4)	(2,573.9)	(5.4)%
Gross profit	898.2	1,013.9	(11.4)%	1,555.5	1,759.3	(11.6)%
Marketing, general and administrative expenses	(425.2)	(609.9)	(30.3)%	(921.8)	(1,122.0)	(17.8)%
Special items, net(3)	(64.1)	51.6	N/M	(143.2)	42.0	N/M
Operating income (loss)	408.9	455.6	(10.3)%	490.5	679.3	(27.8)%
Interest income (expense), net	(0.7)	4.3	N/M	(1.7)	2.0	N/M
Other income (expense), net	3.3	(11.4)	N/M	(1.1)	13.1	N/M
Income (loss) before income taxes	$411.5	$448.5	(8.2)%	$487.7	$694.4	(29.8)%
N/M = Not meaningful
(1)Excludes royalty volume of 0.288 million and 0.803 million hectoliters for the three and six months ended June 30, 2020, and excludes royalty volume of 0.523 million and 0.918 million hectoliters for the three and six months ended June 30, 2019, respectively. The results for the three and six months ended June 30, 2019 have been recast to reflect the segment changes as part of the revitalization plan.
(2)Includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.
(3)See Part I—Item 1. Financial Statements, Note 5, "Special Items" for detail of special items.
Significant events
We continue to monitor the coronavirus pandemic, which has had, and we currently expect will continue to have, a material adverse effect on our North America results of operations for fiscal year 2020 and, possibly, beyond. As expected, we experienced a significant adverse impact in the first half of 2020 resulting from the closure of the on-premise channel for the majority of the second quarter. While we began to see some of the on-premise return in June, business and consumer behavior in the channel has been uncertain and has not returned to pre-pandemic levels. For the second quarter of 2020, we estimate that nearly all of our North America volume and net sales was from the off-premise channel. This compares to our 2019 estimate that approximately 16% and 17% of our North America volume and net sales, respectively, was from the on-premise channel, which tends to be more profitable than the off-premise channel as a result of its higher above premium brand mix. We have seen some of the on-premise demand shift to the off-premise; however, this shift has not been proportionate to the severe declines in volume lost from the on-premise closures and weakened demand. As a result of the coronavirus pandemic and resulting government-imposed restrictions and related on-premise closures, this portion of our business effectively ceased entirely from the middle of March and into June. Additionally, continuing governmental or societal impositions on bars and restaurants and restrictions on public gatherings including the growing risk of a return of shutdowns, especially if prolonged in nature, we expect will continue to have adverse effects on on-premise traffic and, in turn, our business performance, cash flows and liquidity. Further, the CAD has recently become volatile as a result of the ongoing uncertainties and impacts of the coronavirus pandemic. Any significant weakening of the CAD to the USD could have an adverse impact on our results due to the relative magnitude of our Canadian business.
Our results for the six months ended June 30, 2020 include a reduction to net sales of $19.6 million and charges to cost of goods sold of $12.2 million related to the recognition of estimated sales returns and finished good obsolescence reserves and related costs resulting from the on-premise impacts of the coronavirus pandemic. These charges were primarily recognized during the first quarter of 2020, with immaterial adjustments for changes in estimates recognized in the second quarter. We also recognized charges to cost of goods sold of $15.5 million related to temporary "thank you" pay for certain essential North America brewery employees.

As part of our revitalization plan announced during the fourth quarter of 2019, we initiated restructuring activities and continue to incur severance and other employee-related costs as special items.
Following management approval in December 2019, in January 2020, we announced plans to cease production at our Irwindale, California brewery and entered into an option agreement with Pabst Brewing Company, LLC ("Pabst"), granting Pabst an option to purchase our Irwindale, California brewery, including plant equipment and machinery and the underlying land for $150 million, subject to adjustment as further specified in the option agreement. Pursuant to the option agreement, on May 4, 2020, Pabst exercised its option to purchase the Irwindale Brewery which is expected to be completed in the fourth quarter of 2020, subject to the satisfaction of certain customary closing conditions. We recorded special charges related to the planned Irwindale brewery closure as further discussed in Part I—Item 1. Financial Statements, Note 5, "Special Items".
The volatility of aluminum prices, inclusive of Midwest Premium and tariffs, continued to significantly impact our results during the first half of 2020. To the extent these prices continue to fluctuate, our business and financial results could be materially adversely impacted. We continue to monitor these risks and rely on our risk management hedging program to help mitigate price risk exposure for commodities including aluminum and fuel.
In further efforts to help optimize the North America brewery network, in the third quarter of 2017, we announced a plan to build a more efficient and flexible brewery in Longueuil, Quebec. During the second quarter of 2019, we completed the sale of our Montreal brewery for $96.2 million (CAD 126.0 million), resulting in a $61.3 million gain, which was recorded as a special item. In conjunction with the sale, we agreed to lease back the existing property to continue operations on an uninterrupted basis until the new brewery is operational, which we currently expect to occur in 2021. However, due to the uncertainty inherent in our estimates, the timing of the brewery closure is subject to change. We will continue to incur significant capital expenditures associated with the construction of the new brewery in Longueuil, Quebec, through its estimated completion in late 2021.
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
In June 2019, Health Canada released final regulations resulting in the legalization of new classes of cannabis products including edibles and cannabis infused beverages on October 17, 2019, with product sales being permitted sixty days after submission of the beverage formulations to Health Canada and satisfaction of all other licensing and regulatory preconditions. Truss, our joint venture with HEXO in Canada, launched its first cannabis infused product, Veryvell Drops, across the Canadian market and we expect it will launch its ready to drink beverage portfolio throughout the remainder of 2020. Separately, in April 2020, we completed the formation of a new joint venture with HEXO to explore opportunities for non-alcohol hemp-derived CBD beverages in Colorado.
Foreign currency impact on results
During the three months ended June 30, 2020, foreign currency movements favorably impacted our North America USD income before income taxes by $1.1 million and during the six months ended June 30, 2020, foreign currency movements unfavorably impacted our North America USD income before income taxes by $1.3 million. Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Brand volume decreased 7.8% and 4.2%, for the three and six months ended June 30, 2020 compared to prior year, due to the closure of on-premise outlets as a result of the coronavirus pandemic as well as estimated market share declines in North America. Financial volume declined 8.3% and 8.1% for the three and six months ended June 30, 2020 respectively, compared to prior year, reflecting lower brand volume, unfavorable shipment timing in the U.S. largely due to aluminum can supply and other packaging material constraints as well as lower contract brewing volume.

Net sales per hectoliter on a brand volume basis increased 0.9% and decreased 0.1% for the three and six months ended June 30, 2020, respectively, compared to prior year. The increase in the second quarter was driven by favorable geographic mix and net pricing increases in the U.S. and Canada, partially offset by brand and channel mix attributed to the shift of volume from on-premise to off-premise as a result of the coronavirus pandemic. The slight decline for the six months ended June 30, 2020 was driven by the estimated keg sales returns and reimbursements recognized in the first quarter of 2020 related to the on-premise impacts of the coronavirus pandemic as well as negative brand mix, partially offset by net price increases in the U.S. and Canada. Net sales per hectoliter on a reported basis in local currency increased 0.4% and 0.5% for the three and six months ended June 30, 2020 compared to prior year.
Cost of goods sold
Cost of goods sold per hectoliter in local currency for the three and six months ended June 30, 2020 increased 2.9% and 3.3%, respectively, compared to prior year, driven by volume deleverage as well as temporary "thank you" pay for certain essential North America brewery employees, partially offset by cost savings and the favorable resolution of our property tax appeal for our Golden, Colorado brewery. Additionally, cost of goods sold per hectoliter in local currency for the six months ended June 30, 2020 was also impacted by finished good obsolescence reserves and related costs recognized in the first quarter of 2020 resulting from the on-premise impacts of the coronavirus pandemic.
Marketing, general and administrative expenses
Marketing, general and administrative expenses in local currency for the three and six months ended June 30, 2020 decreased 29.9% and 17.6%, respectively, compared to prior year, primarily driven by cost mitigation actions and anticipated shifts in the timing of marketing spend into the second half of 2020 as a result of the coronavirus pandemic leading to significant reductions in marketing expense in the second quarter, reduced discretionary spending, cost savings related to the revitalization plan as well as cycling higher project costs in the prior year related to brewery system implementations.
Other income (expense), net
The change in other income (expense) during the three and six months ended June 30, 2020 was primarily driven by unrealized mark-to-market changes on our HEXO warrants.
Europe Segment

	Three Months Ended			Six Months Ended
	June 30, 2020	June 30, 2019	% change	June 30, 2020	June 30, 2019	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)	4.963	6.601	(24.8)%	8.965	11.046	(18.8)%
Sales(2)	$484.9	$843.2	(42.5)%	$972.2	$1,428.4	(31.9)%
Excise taxes	(177.8)	(289.1)	(38.5)%	(347.5)	(498.6)	(30.3)%
Net sales(2)	307.1	554.1	(44.6)%	624.7	929.8	(32.8)%
Cost of goods sold(2)	(217.9)	(348.3)	(37.4)%	(469.9)	(613.2)	(23.4)%
Gross profit	89.2	205.8	(56.7)%	154.8	316.6	(51.1)%
Marketing, general and administrative expenses	(99.3)	(159.8)	(37.9)%	(232.4)	(302.9)	(23.3)%
Special items, net(3)	(0.2)	(1.7)	(88.2)%	(7.7)	(5.1)	51.0%
Operating income (loss)	(10.3)	44.3	N/M	(85.3)	8.6	N/M
Interest income (expense), net	(1.3)	(1.5)	(13.3)%	(2.7)	(2.8)	(3.6)%
Other income (expense), net	0.6	0.6	—%	0.2	(0.8)	N/M
Income (loss) before income taxes	$(11.0)	$43.4	N/M	$(87.8)	$5.0	N/M
N/M = Not meaningful
(1)Excludes royalty volume of 0.385 million and 0.749 million hectoliters for the three and six months ended June 30, 2020, and excludes royalty volume of 0.517 million and 0.859 million hectoliters for the three and six months ended June 30, 2019, respectively. The results for the three and six months ended June 30, 2019 have been recast to reflect the segment changes as part of the revitalization plan.
(2)Includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.

(3)See Part I-Item 1. Financial Statements, Note 5, "Special Items" for detail of special items.
Significant events
We continue to monitor the coronavirus pandemic, which has had, and we currently expect will continue to have, a material adverse effect on our Europe results of operations for fiscal year 2020 and, possibly, beyond. As expected, we experienced a significant adverse impact in the first half of 2020 resulting from the closure of the on-premise channel for the majority of the second quarter. While we began to see some of the on-premise return in June, with the notable exception of the U.K., business and consumer behavior in the channel has been uncertain and has not returned to pre-pandemic levels. For the second quarter of 2020, we estimate that nearly all of our Europe volume and net sales, respectively, was from the off-premise channel. This compares to our 2019 estimate that approximately 40% and 50-55% of our Europe volume and net sales, respectively, was from the on-premise channel, which tends to be more profitable than the off-premise channel. In addition, the U.K. is further negatively being impacted by the on-premise restrictions as the U.K. comprises approximately 55% of our Europe net sales, which were $1,986.4 million for the year ended December 31, 2019 (the Europe net sales includes the U.K. factored brand business, which represents approximately 17% of this amount), and, we estimate, nearly 60% and approximately 70-75% of the U.K. volume and net sales revenue, respectively, originate from the U.K. on-premise channel. As a result of the coronavirus pandemic and resulting government-imposed restrictions and related on-premise closures, this portion of our business has effectively ceased entirely from the middle of March through early June across all of Europe and continuing into early July in the U.K. Additionally, the governmental or societal impositions on bars and restaurants and restrictions on public gatherings including the growing risk of a return of shutdowns, especially if prolonged in nature, we expect will continue to have adverse effects on on-premise traffic and, in turn, our business performance, cash flows and liquidity.
Our results for the six months ended June 30, 2020 include a reduction to net sales of $12.2 million and charges to cost of goods sold of $4.6 million related to the recognition of estimated sales returns and finished good obsolescence reserves and related costs resulting from the on-premise impacts of the coronavirus pandemic. These charges were primarily recognized during the first quarter of 2020, with immaterial adjustments for changes in estimates recognized in the second quarter.
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
Foreign currency impact on results
Our Europe segment operates in numerous countries within Europe and each country's operations utilize distinct currencies. Foreign currency movements favorably impacted our Europe USD loss before income taxes by $1.2 million and $4.0 million for the three and six months ended June 30, 2020, respectively. Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Our Europe brand volume decreased 21.4% and 16.2% for the three and six months ended June 30, 2020, respectively, as a result of the coronavirus pandemic. Financial volume declined 24.8% and 18.8% for the three and six months ended June 30, 2020 respectively, also as a result of the coronavirus pandemic.
Net sales per hectoliter on a brand volume basis decreased 12.7% and 9.6% in local currency for the three and six months ended June 30, 2020, respectively, compared to prior year, driven by unfavorable channel and geographic mix, particularly in the higher margin U.K. business, which has a more significant exposure to the on-premise channel and remained closed until early July compared to other European markets which started to reopen gradually toward the end of May and early June as a result of the coronavirus pandemic. Net sales per hectoliter on a brand volume basis was also impacted by the estimated keg sales returns primarily recognized in the first quarter of 2020 related to the on-premise impacts resulting from the coronavirus pandemic and slightly unfavorable pricing during the second quarter of 2020. Net sales per hectoliter on a reported basis decreased 23.4% and 14.6% in local currency for the three and six months ended June 30, 2020, respectively, compared to prior year.

Cost of goods sold
Cost of goods sold per hectoliter decreased 13.4% and 2.5% in local currency for the three and six months ended June 30, 2020, respectively, versus prior year, driven by changes in geographic mix, partially offset by volume deleverage and cost inflation as well as the estimated finished good obsolescence reserves and costs resulting from the on-premise impacts of the coronavirus pandemic recognized primarily in the first quarter of 2020.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 35.5% and 20.8% in local currency for the three and six months ended June 30, 2020, respectively, compared to prior year, primarily as a result of actions taken to mitigate the impacts associated with the coronavirus pandemic and lower incentive compensation.
Unallocated

	Three Months Ended			Six Months Ended
	June 30, 2020	June 30, 2019	% change	June 30, 2020	June 30, 2019	% change
	(In millions, except percentages)
Financial volume in hectoliters	—	—	—%	—	—	—%
Sales	$—	$—	—%	$—	$—	—%
Excise taxes	—	—	—%	—	—	—%
Net sales	—	—	—%	—	—	—%
Cost of goods sold	59.4	(31.2)	N/M	(39.7)	2.9	N/M
Gross profit	59.4	(31.2)	N/M	(39.7)	2.9	N/M
Marketing, general and administrative expenses	—	—	—%	—	—	—%
Special items, net	—	—	—%	—	—	—%
Operating income (loss)	59.4	(31.2)	N/M	(39.7)	2.9	N/M
Interest income (expense), net	(67.7)	(68.4)	(1.0)%	(134.2)	(138.1)	(2.8)%
Other pension and postretirement benefits (costs), net	7.6	8.4	(9.5)%	15.1	17.0	(11.2)%
Other income (expense), net	1.9	(0.1)	N/M	1.9	0.7	171.4%
Income (loss) before income taxes	$1.2	$(91.3)	N/M	$(156.9)	$(117.5)	33.5%
N/M = Not meaningful
Cost of goods sold
The unrealized changes in fair value on our commodity swaps, which are economic hedges, are recorded as cost of goods sold within unallocated and make up the entirety of the activity presented within cost of goods sold in the table above for both the three and six months ended June 30, 2020 and June 30, 2019. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility.
Interest income (expense), net
Net interest expense decreased during the three and six months ended June 30, 2020 compared to the prior year, primarily driven by the repayment of debt as part of our deleveraging commitments. See Part I—Item 1. Financial Statements, Note 8, "Debt" for further details.
Liquidity and Capital Resources
Our primary sources of liquidity have included cash provided by operating activities and access to external capital. However, a continued worldwide disruption could materially affect our future access to our sources of liquidity. In the event of a sustained market deterioration and continued declines in net sales, profit and operating cash flow, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We currently believe that our cash and cash equivalents, cash flows from operations and cash provided by short-term and long-term borrowings, when necessary, will be adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, capital expenditures and other obligations for the twelve months subsequent to the date of the issuance of this quarterly report, and our long-term liquidity requirements. Additionally, in the second quarter of 2020, as part of our planned actions to mitigate liquidity considerations related to the coronavirus pandemic, we amended our $1.5 billion revolving credit facility to revise the leverage ratios under the financial maintenance covenant upwards for the six fiscal quarters beginning second quarter 2020 to consider the effects of the pandemic on our business. Separately we have entered into the COVID Corporate Financing Facility commercial paper program in the U.K. allowing for an incremental borrowing capacity of up to GBP 300 million as further discussed below.
We are currently focused on navigating the recent challenges presented by the coronavirus pandemic by preserving our liquidity and managing our cash flow through taking preemptive action to enhance our ability to meet our short-term liquidity needs. Specifically, we have taken several actions and considered various potential actions that may be needed to meet short-term and mid-term liquidity needs and have resources in place should we need to act on any of these quickly. Such potential actions include, but are not limited to, drawing on our $1.5 billion revolving credit facility, including issuing commercial paper under our U.S. commercial paper program, issuing, as necessary, up to GBP 300 million in commercial paper under the COVID Corporate Financing Facility in the U.K. (see Part I—Item 1. Financial Statements, Note 8, "Debt" regarding details of our current borrowings and remaining capacities under these programs), further accessing the capital markets, reducing discretionary spending including marketing, general and administrative as well as capital expenditures, asset monetization, and taking advantage of certain governmental programs such as furloughs in the U.K. and government relief and payment deferral programs, for example by the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), discussed below, and other such government-sponsored legislation and programs. In addition, we and our board of directors continue to actively evaluate various capital allocation considerations, which most recently led to taking the action in late May 2020 to suspend our regular quarterly dividends otherwise payable in fiscal year 2020.
While we currently expect to have the necessary cash on hand to repay obligations when due, continued declines in net sales and profit could have a material adverse effect on our financial operations, cash flow and our ability to raise capital. The coronavirus pandemic is ongoing, and because of its dynamic nature, including uncertainties relating to the ultimate spread of the virus, the severity of the disease, the duration of the pandemic, the duration of on-premise closures and related prolonged weakening of economic or other negative conditions, and governmental reactions, we cannot fully anticipate future conditions given the substantial uncertainties in the economy in general. We may have unexpected costs and liabilities; revenue and cash provided by operations may decline; macroeconomic conditions may continue to weaken; prolonged and severe levels of unemployment may negatively impact our consumers; and competitive pressures may increase. These factors may result in difficulty maintaining liquidity, meeting our deleverage commitments and complying with our revolving credit facility covenants. As a result, our credit ratings could be downgraded, which would increase our costs of future borrowing and harm our ability to refinance our debt in the future on acceptable terms or at all. However, in anticipation of these uncertainties, we entered into Amendment No. 2 to our $1.5 billion revolving credit facility on June 19, 2020. While the amendment did not increase our borrowing capacity or extend the term of the facility, it, among other things, (i) temporarily increases certain levels of the applicable rate by 25 basis points for the period beginning June 19, 2020 and ending on the last day of the fiscal quarter ending September 30, 2021, and (ii) revises the leverage ratios under the financial maintenance covenant for each fiscal quarter ending on or after June 30, 2020 through the maturity of the Credit Agreement.
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
Additionally, in response to the coronavirus pandemic, various governmental authorities globally have announced relief programs which we continue to monitor and evaluate, such as the CARES Act in the U.S. Certain of these relief programs provide temporary deferrals of income and non-income based tax payments, which have positively impacted our operating cash flows in the first half of 2020. We anticipate that a significant portion of the over $500 million of cash flow benefits recognized through the second quarter of 2020 resulting from these temporary deferrals will reverse in the second half of 2020, with the remaining amounts reversing beyond this fiscal year as these deferred payments programs end and payments are due.

While a significant portion of our cash flows from operating activities is generated within the U.S., our cash balances may be comprised of cash held outside the U.S. and in currencies other than USD. As of June 30, 2020, approximately 69% of our cash and cash equivalents was located outside the U.S., largely denominated in foreign currencies. The recent fluctuations in foreign currency exchange rates may have a material impact on these foreign cash balances. We accrue for tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue taxes. However, we continue to assess the impact of the 2017 Tax Act and related U.S. Department of Treasury proposed, temporary and final regulations, on the tax consequences of future cash repatriations. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. We believe these financing arrangements, along with the cash generated from the operations of our U.S. business and other liquidity measures resulting from considerations of the on-going coronavirus global pandemic, as discussed above, are sufficient to fund our current cash needs in the U.S.
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
Separately, as discussed in Part I - Item 1. Financial Statements, Note 6, "Income Tax", the U.S. Department of Treasury recently enacted final hybrid regulations which impact tax positions we took in 2018 and 2019 and have resulted in additional income tax expense of approximately $135 million recognized during the second quarter of 2020. The impact of the finalized regulations could result in cash tax outflows up to this amount in 2021. We continue to analyze the potential cash impacts of the final regulations to minimize any cash outflows.
Cash Flows and Use of Cash
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. "Risk Factors" in our Annual Report, Part II-Item 1A. "Risk Factors" in this report and the items listed above.
Cash Flows from Operating Activities
Net cash provided by operating activities of approximately $1.1 billion for the six months ended June 30, 2020 increased by $231.9 million compared to net cash provided by operating activities of $828.0 million during the six months ended June 30, 2019. This benefit was primarily driven by favorable timing of working capital, lower cash paid for taxes and lower interest paid, partially offset by lower net income adjusted for non-cash add-backs during the six months ended June 30, 2020. Notably, working capital and cash paid for taxes benefited from over $500 million in deferred tax payments from various government-sponsored payment deferral programs initiated in response to the coronavirus pandemic, of which we currently anticipate a significant portion to be paid in the second half of 2020 with the remaining amounts to be paid beyond this fiscal year.
Cash Flows from Investing Activities
Net cash used in investing activities of $341.5 million for the six months ended June 30, 2020 increased by $173.7 million compared to the six months ended June 30, 2019, driven primarily by the receipt of $94.2 million of net proceeds from the sale of our Montreal brewery during the second quarter of 2019, higher capital expenditures and lower net cash inflows from other investing activities including the proceeds of approximately $47 million received from the voluntary settlement of our cross currency swaps during the second quarter of 2019.
Cash Flows from Financing Activities
Net cash used in financing activities was $449.8 million for the six months ended June 30, 2020 compared to net cash used in financing activities of approximately $1.2 billion for the six months ended June 30, 2019. This decrease was primarily driven by lower net debt repayments for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 and lower dividends paid resulting from the suspension of dividend payments in the second quarter of 2020, partially offset by an increase in borrowings under our commercial paper program.
Capital Resources
Cash and Cash Equivalents
As of June 30, 2020, we had total cash and cash equivalents of $780.8 million, compared to $523.4 million as of December 31, 2019 and $490.2 million as of June 30, 2019. The increase in cash and cash equivalents from both prior periods was primarily driven by cash generated from operating activities, including the above-mentioned deferred tax payments from various government-sponsored payment deferral programs and borrowings under our commercial paper program, partially offset by the repayment of debt, capital expenditures and dividend payments.
Borrowings
During the first quarter of 2020, we repaid our $500 million 2.25% notes, which matured in March 2020. Notional amounts below are presented in USD based on the applicable exchange rate as of June 30, 2020. We have economically converted a portion of our $1.0 billion 2.1% senior notes due 2021 to EUR denominated using cross currency swaps of $400 million. Refer to Part I—Item 1. Financial Statements, Note 8, "Debt" for details.

Debt Maturity Profile
$2,500
$2,000
$1,500
$1,000
$500
$0
(in millions)
2020
2021
2022
2023
2024
2026
2042
2046
Maturities
CAD Notes
USD Notes
EUR Notes

Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to continue to draw on our revolving credit facility if the need arises. As of June 30, 2020, we had $1.3 billion available to draw on our $1.5 billion revolving credit facility, as the borrowing capacity is also reduced by borrowings under our commercial paper program. As of June 30, 2020, we had total outstanding borrowings under our commercial paper program of approximately $200 million. Subsequent to June 30, 2020, we had net commercial paper payments of approximately $25 million, for a total amount outstanding of approximately $175 million as of July 30, 2020. As such, as of July 30, 2020, we have approximately $1.3 billion available to draw on our total $1.5 billion revolving credit facility. We had no borrowings drawn on this revolving credit facility and no commercial paper borrowings as of December 31, 2019. Additionally, we expect to use commercial paper issuances and cash on hand to fund the upcoming repayment of our CAD 500 million 2.75% notes due September 2020, which we began purchasing CAD in anticipation of this upcoming maturity during July 2020.
Separately, on May 26, 2020, Molson Coors Brewing Company (UK) Limited (“MCBC U.K.”), a subsidiary of MCBC that operates and manages the Company’s business in the U.K., established a commercial paper facility for the purpose of issuing short-term, unsecured Sterling-denominated notes that are eligible for purchase under the Joint HM Treasury and Bank of England’s COVID Corporate Financing Facility commercial paper program (the “CCFF Program”) in an aggregate principal amount up to GBP 300 million, which may be increased from time to time as provided in the Dealer Agreement (as defined in Part I—Item 1. Financial Statements, Note 8, "Debt"). Commercial paper issuances under the CCFF Program do not impact the borrowing capacity under our revolving credit facility. We had no borrowings outstanding under the CCFF Program as of June 30, 2020 or July 30, 2020.
In addition, we intend to further utilize our cross-border, cross currency cash pool as well as our commercial paper programs for liquidity as needed. We also have JPY, CAD, GBP and USD overdraft facilities as well as an additional JPY line of credit across several banks should we need additional short-term liquidity.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include customary events of default and specified representations, warranties and covenants, as well as covenants that restrict our ability to incur certain additional priority indebtedness (certain thresholds of secured consolidated net tangible assets), certain leverage threshold percentages, create or permit liens on assets and restrictions on mergers, acquisitions and certain types of sale lease-back transactions.
On June 19, 2020, we entered into to an amendment to our existing revolving credit facility agreement, which among other things, revised the leverage ratios under the financial maintenance covenant for each fiscal quarter ending on or after June 30, 2020 through the maturity of the credit facility. The maximum leverage ratio, as defined by the amended revolving credit facility agreement as of June 30, 2020 is 4.75x net debt to EBITDA, with an increase to 5.25x net debt to EBITDA as of the last day of the fiscal quarter ending September 30, 2020 through March 31, 2021, followed by a 0.50x reduction to 4.75x net debt to EBITDA for the fiscal quarter ending June 30, 2021. The leverage ratio requirement as of the last day of the fiscal quarter ending September 30, 2021 is reduced by 0.25x to 4.50x net debt to EBITDA, with a further 0.50x reduction to 4.00x net debt to EBITDA as of the last day of the fiscal quarter ending December 31, 2021 through maturity of the credit facility. As of June 30, 2020 and December 31, 2019, we were in compliance with all of these restrictions, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of June 30, 2020 rank pari-passu.

See Part I—Item 1. Financial Statements, Note 8, "Debt" for a complete discussion and presentation of all borrowings and available sources of borrowing, including lines of credit.
Credit Rating
Our current long-term credit ratings are BBB-/Negative Outlook, Baa3/Stable Outlook and BBB(Low)/Negative Outlook with Standard & Poor's, Moody's and DBRS, respectively. Our short-term credit ratings are A-3, Prime-3 and R-2(low), respectively. A securities rating is not a recommendation to buy, sell or hold securities, and it may be revised or withdrawn at any time by the applicable rating agency.
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

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Weighted-Average Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.36	1.33	1.36	1.33
Euro (EUR)	0.91	0.89	0.91	0.89
British Pound (GBP)	0.81	0.78	0.80	0.78
Czech Koruna (CZK)	23.91	22.69	23.80	22.67
Croatian Kuna (HRK)	6.74	6.56	6.75	6.56
Serbian Dinar (RSD)	107.44	104.46	106.92	104.11
Romanian Leu (RON)	4.35	4.22	4.35	4.18
Bulgarian Lev (BGN)	1.77	1.74	1.77	1.73
Hungarian Forint (HUF)	313.79	286.00	311.51	284.89

	As of
	June 30, 2020	December 31, 2019
Closing Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.36	1.30
Euro (EUR)	0.89	0.89
British Pound (GBP)	0.81	0.75
Czech Koruna (CZK)	23.74	22.70
Croatian Kuna (HRK)	6.74	6.63
Serbian Dinar (RSD)	104.71	104.93
Romanian Leu (RON)	4.31	4.27
Bulgarian Lev (BGN)	1.74	1.74
Hungarian Forint (HUF)	315.51	295.21
The weighted-average exchange rates in the above table have been calculated based on the average of the foreign exchange rates during the relevant period and have been weighted according to the foreign denominated earnings from operations of the USD equivalent. During the first half of 2020, the coronavirus pandemic has resulted in increased volatility in exchange rates including the weakening of the CAD and GBP versus the USD. If foreign currencies in the countries in which we operate devalue significantly in future periods, most significantly the CAD, GBP and other European operating currencies included in the above table, then the impact on USD reported earnings may be material.
Capital Expenditures
We incurred $271.4 million, and have paid $345.1 million, for capital improvement projects worldwide in the six months ended June 30, 2020, excluding capital spending by equity method joint ventures, representing an increase of $27.9 million from the $243.5 million of capital expenditures incurred in the six months ended June 30, 2019. This increase was primarily due to the timing of projects, including the on-going construction of the new brewery in Longueuil, Quebec and increased investments to modernize our Golden, Colorado brewery.
As a partial mitigating action to prepare to offset some of the financial implications of the coronavirus pandemic, we have reduced our capital expenditure plans by approximately $200 million for full year 2020, based on foreign exchange rates as of June 30, 2020. This expectation includes capital expenditures associated with the construction of our new Longueuil, Quebec brewery, which is under construction and not currently expected to be completed until 2021, and increased investment to modernize our Golden, Colorado brewery, which began in the fourth quarter of 2019. However, certain aspects of both projects are currently delayed and may continue to be delayed as a result of the pandemic.
We are currently focused on navigating the challenges presented by the coronavirus pandemic. Specifically, we have considered various actions that may be needed in relation to mitigation efforts, such as, but not limited to, reducing and/or delaying discretionary capital expenditure spend.
In light of this, we have heightened our focus on where and how we employ our remaining planned capital expenditures, with an emphasis on strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.
Contractual Obligations and Commercial Commitments
There were no material changes to our contractual obligations and commercial commitments outside the ordinary course of business or due to factors similar in nature to inflation, changing prices on operations or changes in the remaining terms of the contracts since December 31, 2019, as reported in Part II - Item 7. Management's Discussion and Analysis, Contractual Obligations and Commercial Commitments in our Annual Report, with the exception of the repayment of our $500 million 2.25% notes during the first quarter of 2020. However, we continue to review and monitor our contractual obligations and commitments relative to the potential considerations resulting from the on-going coronavirus pandemic.
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
Off-Balance Sheet Arrangements
Refer to Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report for discussion of off-balance sheet arrangements. As of June 30, 2020, we did not have any other material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook
We have seen the benefits of our work in response to the short-term impacts of the coronavirus pandemic and are confident in how we are positioning the business for the long term. However, we are still actively monitoring the continued evolution of the coronavirus pandemic and resulting impacts to our business. While we began to see some of the on-premise return in June in many of our markets, with the notable exception of the U.K. which remained closed until early July, business in the channel has been slow, remains uncertain and has not returned to pre-pandemic levels. Therefore, as a result of this uncertainty, along with the growing risk of a return of shutdowns in certain markets, we currently continue to expect a significant adverse impact to both net sales and profit performance for the third quarter and fiscal year 2020, and, possibly, beyond.
The coronavirus pandemic continues to impact our business due to on-premise losses across all our geographies, and disproportionately in Europe, and we expect negative trends in volume, net sales revenue, mix, and unfavorable fixed cost absorption in cost of goods sold will continue for the foreseeable future. Off-premise demand has been strong, but it has not fully offset the on-premise losses and, while the current on-premise trends continue, we do not expect that any increase in total off-premise volumes due to channel shifting will be sufficient to offset the on-premise losses. In addition, where we have seen shifts in demand to the off-premise, and certain package types, this has strained our supply chain and package availability, particularly with aluminum can demand and other packaging materials, requiring that we strategically prioritize certain brands and package types. Our supply chain continues to work diligently to ensure sufficient supply of these high demand brands and packages as we adjust to these changing consumer dynamics. We currently expect these supply constraints to remain a challenge for the third quarter of 2020. However, in the U.S., we expect domestic shipment trends to be higher than brand volume trends as we build distributor inventories for the balance of the year.
We expect our marketing investment to increase in the second half of 2020 in North America as further discussed below, but some of this spend will be dependent on a number of factors including the anticipated return of live sports. Additionally, we will be cycling lower incentive compensation, particularly long-term incentive compensation, from the prior year in both the third and fourth quarters, as well as a non-recurring vendor benefit in the U.S. in the fourth quarter of 2020.
Further, in response to the coronavirus pandemic, various governmental authorities globally have announced relief programs which among other items, provide temporary deferrals of income and non-income based tax payments, which have positively impacted our operating cash flows in the first half of 2020. We anticipate that a significant portion of the over $500 million of cash flow benefits recognized through the first half of 2020 resulting from these temporary deferrals will reverse in the second half of 2020, with the remaining amounts reversing beyond this fiscal year as these deferred payments programs end and payments are due.
With the continued spread of the coronavirus and the reversal of certain on-premise re-openings, the extent, severity and duration to which our operations will be impacted by the pandemic remains uncertain. Therefore, we previously withdrew our financial outlook for 2020 and beyond and have determined that the market remains too unpredictable to provide an updated detailed financial outlook at this time.
Despite these obstacles, we continue to effectively navigate the coronavirus pandemic taking numerous actions to protect our employees and mitigate short-term challenges while simultaneously working to position our business to succeed in the longer term including:
•We instituted and provided approximately $16 million of "thank you" pay for certain essential North America brewery employees which concluded in the second quarter as well as a paid leave policy and voluntary paid leave program, while also taking necessary steps to protect our employees by implementing additional health and safety measures in breweries and distribution centers,
•We prioritized and shifted our marketing spend significantly including shifting media to platforms with higher audiences in the current environment while suspending on-premise activation spending and reducing or eliminating spend in areas that have been significantly impacted, for example sports and in-market activations. We also adjusted the timing of spend behind brands and packs that were constrained by supply. These actions resulted in significant reductions in spend in the second quarter of 2020 versus the second quarter of 2019. With the expected improvement in availability of our brands, as well as the very successful launch of Vizzy and Blue Moon LightSky as well as the upcoming launch of Coors Seltzer, we currently anticipate marketing spend in the third and fourth quarter of 2020 to be above the prior year in North America,
•While second quarter of 2020 shipments were below desired levels driven in part by the on-premise closures, we strategically prioritized brands and package types to meet off-premise demand leading to positive mix in the U.S. and continue to work diligently to deliver product to meet these evolving shifts in demand,
•We reduced discretionary spending, limited new hiring and restricted travel,
•We reduced our planned 2020 capital expenditures by approximately $200 million and those reductions remain on target without sacrificing our ability to invest in necessary safety and maintenance projects and return-focused capital investments to our breweries, such as our Fort Worth, Texas seltzer expansion,
•We entered into an amendment to our existing $1.5 billion revolving credit facility agreement, which among other things, favorably revises the leverage ratios under the financial maintenance covenant for each fiscal quarter ending on or after June 30, 2020 through the maturity of the credit facility giving us greater financial flexibility,
•We established a commercial paper facility in the U.K. for the purpose of issuing short-term, unsecured GBP-denominated notes that are eligible for purchase under the Joint HM Treasury and Bank of England’s COVID Corporate Financing Facility commercial paper program in an aggregate principal amount up to GBP 300 million adding incremental borrowing capacity,

•Our board of directors suspended our regular quarterly dividends on our Class A and Class B common and exchangeable shares otherwise payable in the 2020 fiscal year, and
•We remain committed to maintaining our investment grade debt rating.
Amidst the backdrop of this global pandemic, we are very pleased with our second quarter of 2020 financial performance, our progress in improving liquidity, and efforts to advance our long-term goals for the business. While we are confident in our ability to achieve long-term success, we are mindful of the challenges and continued uncertainty that lie ahead. During this time of great uncertainty, our management and board will continue to take prudent and proactive actions which are in the best interests of the Company, our employees, consumers, customers and our stockholders. Our decisions will be guided by, and consistent with, the Company’s overall financial discipline, ensuring adequate liquidity and our continued desire to maintain our investment grade rating. Our actions remain focused on doing what is best not only in the near-term, but positioning the business for medium and long-term success.
Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first half of 2020, except as noted below. See Part I—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for discussion of recently adopted accounting pronouncements. See also Part I—Item 1. Financial Statements, Note 7, "Goodwill and Intangible Assets" for discussion of the interim impairment analysis performed as of January 1, 2020 as a result of our change in reporting units and aggregation of the Coors indefinite-lived intangible brand assets, and the related risks to our indefinite-lived intangible brand assets and goodwill amounts associated with our reporting units.
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
For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Item 1. Financial Statements, Note 11, "Derivative Instruments and Hedging Activities." On a rolling twelve-month basis, maturities of derivative financial instruments held on June 30, 2020, based on foreign exchange rates as of June 30, 2020, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$(351.4)	$(64.4)	$(103.4)	$0.1	$(183.7)
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

The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolio, with the exception of interest rate risk to our forward starting interest rate swaps in which we have applied an absolute 1% adverse change to the respective instrument's interest rate:

	As of
	June 30, 2020	December 31, 2019
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(20.5)	$(25.8)
Foreign currency denominated debt	$(182.8)	$(194.2)
Cross currency swaps	$(39.5)	$(89.2)
Interest rate risk:
Debt	$(239.4)	$(255.4)
Forward starting interest rate swaps	$(189.6)	$(150.4)
Commodity price risk:
Commodity swaps	$(83.0)	$(52.9)
Commodity options	$—	$—
Equity price risk:
Warrants	$(0.2)	$(0.6)
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The novel coronavirus pandemic, efforts to mitigate or disrupt the pandemic and related weak, or weakening of, economic or other negative conditions, have disrupted, and may continue to disrupt our business, which has had and could continue to have a material adverse effect on our operations, liquidity, financial condition and financial results.
Our business has been, and we currently expect will continue to be, materially and adversely affected by the coronavirus pandemic and related weak, or continued weakening of, economic or other negative conditions, particularly in regions where we derive a significant amount of our revenue or profit or where our suppliers and business partners are located, including, in North America and Europe. Specifically, the coronavirus pandemic has been disruptive and may continue to cause a disruption to our business and potential associated financial impacts include, but are not limited to, lower net sales in markets affected by the pandemic, including potential material shifts in, and impacts to, demand, the inability to sell our products to on-premise consumers and further disruption to the on-premise channel, including staged on premise re-openings and subsequent closure of on-premise accounts, the delay of, and potential increased costs related to, inventory production and fulfillment, including packaging availability impacted by package mix shifts related to off-premise demand, including significantly increased need for aluminum cans and paperboard, and lower return rates of our returnable packaging in certain markets, potentially impacting net sales and cost of goods globally and potential incremental costs associated with mitigating the effects of the pandemic, including increased raw materials, freight and logistics costs and other expenses. Packaging material supply shortages and supply chain constraints have impacted and could continue to negatively impact our ability to meet increased demand in off-premise channels or particular packages, which in turn could impact our net sales revenues and market share. Continued disruption and declines in the global economy have impacted and could continue to impact our customers’ liquidity and capital resources and therefore our ability to collect, or the timeliness of collection of our accounts receivable from them, which may have a material adverse impact on our performance, cash flows and capital resources. The coronavirus pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate spread of the virus, the severity of the disease, the duration of the pandemic and related prolonged weakening of economic or other negative conditions, such as a recession or slowed economic growth in our markets, and actions that may be taken by governmental authorities to contain the pandemic or to mitigate its impact, makes it difficult to forecast any effects on our results of operations for 2020 and in subsequent years. However, our results of operations have been negatively affected and we currently expect our results of operations for the remainder of 2020 to be significantly and adversely affected.
Specifically, difficult macroeconomic conditions in our markets, such as further decreases in per capita income and level of disposable income, increased and prolonged unemployment or a further decline in consumer confidence as a result of the coronavirus pandemic, as well as limited or significantly reduced points of access of our product, could continue to have a material adverse effect on the demand for our products. Under difficult economic conditions, consumers may continue to seek to reduce discretionary spending by forgoing purchases of our products, by shifting away from our above-premium products to lower-priced products offered by us or other companies or by shifting to off-premise from on-premise consumption, negatively impacting our net sales and margins. Softer consumer demand for our products, particularly in North America, could reduce our profitability and could negatively affect our overall financial performance. A significant portion of our consolidated net sales revenues are concentrated in the United States and Europe, where the coronavirus pandemic impacts have been significant. Therefore, unfavorable macroeconomic conditions, in the U.S. and Europe, including as a result of the coronavirus pandemic and any resulting recession or slowed economic growth, have had, and could continue to have, an outsized negative impact on us. In addition, difficult economic conditions may have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all, should we seek future financing. Additionally, we may have unexpected costs and liabilities; revenue and cash provided by operations may decline; macroeconomic conditions may continue to weaken; prolonged and severe levels of unemployment may negatively impact our consumers; and competitive pressures may increase, resulting in difficulty maintaining adequate liquidity and meeting our deleverage commitments and as a result, our credit ratings could be downgraded, which would adversely impact our business, including by increasing our costs of future borrowing and harming our ability to refinance our debt in the future on acceptable terms or access the capital markets, if we are able to obtain additional financing on terms that are acceptable to us at all. Further, notwithstanding the amendment to our revolving credit facility on June 19, 2020 to revise the leverage ratios under the financial maintenance covenant upwards for the six fiscal quarters beginning second quarter 2020, should the impacts of the pandemic and resulting performance adversely affect our ability to remain compliant with our covenants in our revolving credit facility agreement and absent another amendment or waiver from participating lenders, the outstanding borrowings on our revolving credit facility agreement may become immediately due. Such events may additionally trigger an event of default on our senior notes resulting in the potential acceleration of amounts due thereunder.

In addition, the coronavirus pandemic and related efforts to mitigate its spread, have impacted, and may continue to impact for the foreseeable future, customer traffic to the on-premise channel, which includes bars, restaurants and sporting, festival and other large venues. Many governmental authorities in our North America and Europe businesses have required that bars and restaurants close or cease sit-down service, which has negatively impacted and we expect will continue to negatively impact on-premise sales of our beverages and previously led to the incurrence of costs to repurchase products that on-premise accounts or distributors were unable or prohibited from selling as a result of the governmental regulations. Despite the limited reopening of on-premise accounts in certain of our markets in in the second quarter, sales to restaurants and bars have not returned to pre-pandemic levels and in many instances, the reopened on-premise accounts have been subsequently forced to close in certain of our markets as a result of an increase in the spread of the coronavirus. We currently expect that closures and reduced on-premise consumption may continue for an unknown period, negatively impacting our net sales and margins. In addition, sporting events, festivals and other large public gatherings where our products are served have been canceled throughout North America and Europe. Additionally, these and other governmental or societal impositions of restrictions on public gatherings, especially if prolonged in nature, will have adverse effects on on-premise traffic and, in turn, our business. Even if such measures are not implemented and coronavirus does not spread more significantly, or if after the pandemic has initially subsided, fear of re-occurrence or the perceived risk of infection or health risk may adversely affect traffic to the on-premise channel and, in turn, may have a material adverse effect on our business, liquidity, financial condition and results of operations, particularly if any self-imposed or governmental changes are in place for a significant amount of time.
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
10.1
Amendment No. 2, dated as of June 19, 2020, by and among Molson Coors Beverage Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc. and Molson Coors International LP, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 22, 2020).

10.2
Dealer Agreement dated May 21, 2020 by and between Molson Coors Brewing Company (UK) Limited, Molson Coors Beverage Company, Lloyds Bank Corporate Markets PLC, as arranger, and Lloyds Bank Corporate Markets PLC, as dealer (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on May 26, 2020).

10.3
Deed of Guarantee dated May 21, 2020 by Molson Coors Beverage Company in favor of the holders thereunder (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on May 26, 2020).

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
Brian C. Tabolt Vice President and Controller (Principal Accounting Officer) July 30, 2020