Form 10-Q
period 2020-09-30
MOLSON COORS BEVERAGE CO
filed 2020-10-29
CIK 24545

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2020

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 22, 2020:
Class A Common Stock — 2,561,670 shares
Class B Common Stock — 200,296,645 shares
Exchangeable shares:
As of October 22, 2020, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares — 2,718,267 shares
Class B Exchangeable shares — 11,104,592 shares
The Class A exchangeable shares and Class B exchangeable shares are shares of the share capital in Molson Coors Canada Inc., a wholly-owned subsidiary of the registrant. They are publicly traded on the Toronto Stock Exchange under the symbols TPX.A and TPX.B, respectively. These shares are intended to provide substantially the same economic and voting rights as the corresponding class of Molson Coors common stock in which they may be exchanged. In addition to the registered Class A common stock and the Class B common stock, the registrant has also issued and outstanding one share each of a Special Class A voting stock and Special Class B voting stock. The Special Class A voting stock and the Special Class B voting stock provide the mechanism for holders of Class A exchangeable shares and Class B exchangeable shares to be provided instructions to vote with the holders of the Class A common stock and the Class B common stock, respectively. The holders of the Special Class A voting stock and Special Class B voting stock are entitled to one vote for each outstanding Class A exchangeable share and Class B exchangeable share, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The Special Class A voting stock and Special Class B voting stock are subject to a voting trust arrangement. The trustee which holds the Special Class A voting stock and the Special Class B voting stock is required to cast a number of votes equal to the number of then-outstanding Class A exchangeable shares and Class B exchangeable shares, respectively, but will only cast a number of votes equal to the number of Class A exchangeable shares and Class B exchangeable shares as to which it has received voting instructions from the owners of record of those Class A exchangeable shares and Class B exchangeable shares, other than the registrant or its subsidiaries, respectively, on the record date, and will cast the votes in accordance with such instructions so received.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Sales	$3,378.4	$3,498.0	$8,946.0	$9,918.1
Excise taxes	(624.9)	(656.4)	(1,586.3)	(1,824.9)
Net sales	2,753.5	2,841.6	7,359.7	8,093.2
Cost of goods sold	(1,551.0)	(1,685.4)	(4,486.6)	(4,858.2)
Gross profit	1,202.5	1,156.2	2,873.1	3,235.0
Marketing, general and administrative expenses	(634.5)	(690.2)	(1,788.7)	(2,115.1)
Special items, net	(59.7)	(703.3)	(210.6)	(666.4)
Operating income (loss)	508.3	(237.3)	873.8	453.5
Interest income (expense), net	(67.9)	(65.6)	(206.5)	(204.5)
Other pension and postretirement benefits (costs), net	7.6	8.0	22.7	25.0
Other income (expense), net	2.4	(13.7)	3.4	(0.7)
Income (loss) before income taxes	450.4	(308.6)	693.4	273.3
Income tax benefit (expense)	(104.0)	(90.7)	(265.2)	(193.3)
Net income (loss)	346.4	(399.3)	428.2	80.0
Net (income) loss attributable to noncontrolling interests	(3.6)	(3.5)	(7.4)	(2.0)
Net income (loss) attributable to Molson Coors Beverage Company	$342.8	$(402.8)	$420.8	$78.0

Net income (loss) attributable to Molson Coors Beverage Company per share:
Basic	$1.58	$(1.86)	$1.94	$0.36
Diluted	$1.58	$(1.86)	$1.94	$0.36

Weighted-average shares outstanding:
Basic	216.9	216.6	216.8	216.6
Dilutive effect of share-based awards	0.1	—	0.2	0.3
Diluted	217.0	216.6	217.0	216.9

Anti-dilutive securities excluded from the computation of diluted EPS	2.3	1.6	2.3	1.3
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income (loss) including noncontrolling interests	$346.4	$(399.3)	$428.2	$80.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	149.8	(144.8)	(104.0)	(31.2)
Unrealized gain (loss) on derivative instruments	14.5	(55.8)	(114.1)	(123.8)
Reclassification of derivative (gain) loss to income	0.2	0.2	(0.9)	—
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	(1.5)	(0.8)	(4.7)	(1.9)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	0.7	0.5	2.2	2.3
Total other comprehensive income (loss), net of tax	163.7	(200.7)	(221.5)	(154.6)
Comprehensive income (loss)	510.1	(600.0)	206.7	(74.6)
Comprehensive (income) loss attributable to noncontrolling interests	(5.1)	(2.5)	(7.1)	(0.9)
Comprehensive income (loss) attributable to Molson Coors Beverage Company	$505.0	$(602.5)	$199.6	$(75.5)
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUE)
(UNAUDITED)

	As of
	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$731.3	$523.4
Accounts receivable, net	694.2	714.8
Other receivables, net	123.1	105.5
Inventories, net	657.7	615.9
Other current assets, net	434.2	224.8
Total current assets	2,640.5	2,184.4
Properties, net	4,180.1	4,546.5
Goodwill	7,624.1	7,631.4
Other intangibles, net	13,410.4	13,656.0
Other assets	820.2	841.5
Total assets	$28,675.3	$28,859.8
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$3,068.4	$2,767.3
Current portion of long-term debt and short-term borrowings	1,242.1	928.2
Total current liabilities	4,310.5	3,695.5
Long-term debt	7,129.5	8,109.5
Pension and postretirement benefits	691.5	716.6
Deferred tax liabilities	2,276.0	2,258.6
Other liabilities	492.2	406.5
Total liabilities	14,899.7	15,186.7
Commitments and contingencies (Note 12)
Molson Coors Beverage Company stockholders' equity
Capital stock:
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value per share (authorized: 500.0 shares; issued: 209.8 shares and 205.7 shares, respectively)	2.1	2.1
Class A exchangeable shares, no par value (issued and outstanding: 2.7 shares and 2.7 shares, respectively)	102.3	102.5
Class B exchangeable shares, no par value (issued and outstanding: 11.1 shares and 14.8 shares, respectively)	417.8	557.8
Paid-in capital	6,931.3	6,773.6
Retained earnings	7,914.0	7,617.0
Accumulated other comprehensive income (loss)	(1,383.4)	(1,162.2)
Class B common stock held in treasury at cost (9.5 shares and 9.5 shares, respectively)	(471.4)	(471.4)
Total Molson Coors Beverage Company stockholders' equity	13,512.7	13,419.4
Noncontrolling interests	262.9	253.7
Total equity	13,775.6	13,673.1
Total liabilities and equity	$28,675.3	$28,859.8
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$428.2	$80.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	714.9	641.4
Amortization of debt issuance costs and discounts	6.3	11.2
Share-based compensation	18.0	7.5
(Gain) loss on sale or impairment of properties and other assets, net	39.8	630.6
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	(25.9)	16.2
Income tax (benefit) expense	265.2	193.3
Income tax (paid) received	(75.7)	(50.3)
Interest expense, excluding interest amortization	202.5	207.0
Interest paid	(236.1)	(249.5)
Change in current assets and liabilities and other	156.0	(199.2)
Net cash provided by (used in) operating activities	1,493.2	1,288.2
Cash flows from investing activities:
Additions to properties	(456.4)	(457.3)
Proceeds from sales of properties and other assets	4.6	101.0
Other	0.5	37.3
Net cash provided by (used in) investing activities	(451.3)	(319.0)
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	4.0	1.5
Dividends paid	(125.3)	(300.9)
Payments on debt and borrowings	(913.5)	(1,575.9)
Proceeds on debt and borrowings	1.5	—
Net proceeds from (payments on) revolving credit facilities and commercial paper	224.6	262.9
Change in overdraft balances and other	(32.6)	(1.2)
Net cash provided by (used in) financing activities	(841.3)	(1,613.6)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	200.6	(644.4)
Effect of foreign exchange rate changes on cash and cash equivalents	7.3	(3.3)
Balance at beginning of year	523.4	1,057.9
Balance at end of period	$731.3	$410.2
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)
(UNAUDITED)

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of June 30, 2019	$14,145.0	$—	$2.1	$103.0	$557.9	$6,783.3	$8,103.1	$(1,178.6)	$(471.4)	$245.6
Exchange of shares	—	—	—	(0.5)	(0.1)	0.6	—	—	—	—
Amortization of share-based compensation	(11.0)	—	—	—	—	(11.0)	—	—	—	—
Purchase of noncontrolling interest	(0.1)	—	—	—	—	—	—	—	—	(0.1)
Deconsolidation of VIE	(1.5)	—	—	—	—	—	—	—	—	(1.5)
Net income (loss) including noncontrolling interests	(399.3)	—	—	—	—	—	(402.8)	—	—	3.5
Other comprehensive income (loss), net of tax	(200.7)	—	—	—	—	—	—	(199.7)	—	(1.0)
Contributions from noncontrolling interests	3.9	—	—	—	—	—	—	—	—	3.9
Distributions and dividends to noncontrolling interests	(6.3)	—	—	—	—	—	—	—	—	(6.3)
Dividends declared and paid - $0.57 per share	(123.5)	—	—	—	—	—	(123.5)	—	—	—
As of September 30, 2019	$13,406.5	$—	$2.1	$102.5	$557.8	$6,772.9	$7,576.8	$(1,378.3)	$(471.4)	$244.1

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of June 30, 2020	$13,268.0	$—	$2.1	$102.5	$557.8	$6,786.3	$7,571.2	$(1,545.6)	$(471.4)	$265.1
Exchange of shares	—	—	—	(0.2)	(140.0)	140.2	—	—	—	—
Shares issued under equity compensation plan	(1.4)	—	—	—	—	(1.4)	—	—	—	—
Amortization of share-based compensation	6.2	—	—	—	—	6.2	—	—	—	—
Net income (loss) including noncontrolling interests	346.4	—	—	—	—	—	342.8	—	—	3.6
Other comprehensive income (loss), net of tax	163.7	—	—	—	—	—	—	162.2	—	1.5
Distributions and dividends to noncontrolling interests	(7.3)	—	—	—	—	—	—	—	—	(7.3)
As of September 30, 2020	$13,775.6	$—	$2.1	$102.3	$417.8	$6,931.3	$7,914.0	$(1,383.4)	$(471.4)	$262.9
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)
(UNAUDITED)

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of December 31, 2018	$13,735.8	$—	$2.0	$103.2	$557.6	$6,773.1	$7,692.9	$(1,150.0)	$(471.4)	$228.4
Exchange of shares	—	—	—	(0.7)	0.2	0.5	—	—	—	—
Shares issued under equity compensation plan	(7.9)	—	0.1	—	—	(8.0)	—	—	—	—
Amortization of share-based compensation	7.3	—	—	—	—	7.3	—	—	—	—
Acquisition of business and purchase of noncontrolling interest	0.6	—	—	—	—	—	—	—	—	0.6
Deconsolidation of VIE	(1.5)	—	—	—	—	—	—	—	—	(1.5)
Net income (loss) including noncontrolling interests	80.0	—	—	—	—	—	78.0	—	—	2.0
Other comprehensive income (loss), net of tax	(154.6)	—	—	—	—	—	—	(153.5)	—	(1.1)
Adoption of lease accounting standard	32.0	—	—	—	—	—	32.0	—	—	—
Reclassification of stranded tax effects	—	—	—	—	—	—	74.8	(74.8)	—	—
Contributions from noncontrolling interests	25.4	—	—	—	—	—	—	—	—	25.4
Distributions and dividends to noncontrolling interests	(9.7)	—	—	—	—	—	—	—	—	(9.7)
Dividends declared and paid - $1.39 per share	(300.9)	—	—	—	—	—	(300.9)	—	—	—
As of September 30, 2019	$13,406.5	$—	$2.1	$102.5	$557.8	$6,772.9	$7,576.8	$(1,378.3)	$(471.4)	$244.1

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of December 31, 2019	$13,673.1	$—	$2.1	$102.5	$557.8	$6,773.6	$7,617.0	$(1,162.2)	$(471.4)	$253.7
Exchange of shares	—	—	—	(0.2)	(140.0)	140.2	—	—	—	—
Shares issued under equity compensation plan	(0.5)	—	—	—	—	(0.5)	—	—	—	—
Amortization of share-based compensation	18.0	—	—	—	—	18.0	—	—	—	—
Purchase of noncontrolling interest	(0.1)	—	—	—	—	—	—	—	—	(0.1)
Net income (loss) including noncontrolling interests	428.2	—	—	—	—	—	420.8	—	—	7.4
Other comprehensive income (loss), net of tax	(221.5)	—	—	—	—	—	—	(221.2)	—	(0.3)
Contributions from noncontrolling interests	14.0	—	—	—	—	—	—	—	—	14.0
Distributions and dividends to noncontrolling interests	(11.8)	—	—	—	—	—	—	—	—	(11.8)
Dividends declared - $0.57 per share	(123.8)	—	—	—	—	—	(123.8)	—	—	—
As of September 30, 2020	$13,775.6	$—	$2.1	$102.3	$417.8	$6,931.3	$7,914.0	$(1,383.4)	$(471.4)	$262.9
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
Unless otherwise indicated, information in this report is presented in USD and comparisons are to comparable prior periods. Our primary operating currencies, other than the USD, include the CAD, the GBP, and our Central European operating currencies such as the EUR, CZK, HRK and RSD.
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
The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be achieved for the full year.
Coronavirus Global Pandemic
On March 11, 2020, the World Health Organization characterized the outbreak of the novel coronavirus disease, known as COVID-19, as a global pandemic and recommended containment and mitigation measures. We are actively monitoring the impact of the coronavirus pandemic, which had a material adverse effect on our operations, liquidity, financial condition, and results of operations during the second quarter of 2020 due to the on-premise closures worldwide. While the adverse effects of the coronavirus pandemic continued into the third quarter of 2020 due to on-premise locations only being open at partial capacity and at reduced hours and is expected to have an impact for the rest of 2020 and beyond, we do not currently anticipate the adverse effects to be as material as were observed in the second quarter of 2020. The effects of the pandemic remain highly uncertain especially around the severity and duration of the outbreak and actions by government authorities to contain the pandemic or address its impact, among other things.
During the nine months ended September 30, 2020, we recorded charges of $15.5 million within cost of goods sold related to temporary "thank you" pay for certain essential North America brewery employees. Additionally, in order to support and demonstrate our commitment to the continued viability of the many bars and restaurants which have been negatively impacted by the coronavirus pandemic, during the first quarter of 2020, we initiated temporary keg relief programs in many of our markets. As part of these voluntary programs, we committed to provide customers with reimbursements for untapped kegs that meet certain established return requirements. As a result, during the nine months ended September 30, 2020, we recognized a reduction to net sales of $31.1 million reflecting actual, and estimated remaining, sales returns and reimbursements through these keg relief programs, substantially all of which was recognized in the first quarter other than immaterial adjustments for changes in estimates recognized during the second and third quarters of 2020. Further, during the nine months ended September 30, 2020, we recognized charges of $12.6 million, substantially all of which was recognized in the first quarter other than immaterial adjustments for changes in estimates recognized during the second and third quarters of 2020, within cost of goods sold related to obsolete finished goods keg inventories that are not expected to be sold within our freshness specifications, as well as the costs to facilitate the above mentioned keg returns. As of September 30, 2020 and December 31,

2019, our aggregate allowance for obsolete inventories was approximately $14 million and $11 million, respectively. The actual duration of the coronavirus pandemic, including the length of government-mandated closures or ceased sit-down service limitations at bars and restaurants coupled with the subsequent economic recovery period relative to the assumptions utilized to derive these estimates, could result in further charges due to incremental finished goods keg inventory becoming obsolete in future periods.
Additionally, we continue to monitor the impacts of the coronavirus pandemic on our customers’ liquidity and capital resources and therefore our ability to collect, or the timeliness of collection of our accounts receivable. While these receivables are not concentrated in any specific customer and our allowance on these receivables factors in expected credit loss, continued disruption and declines in the global economy could result in difficulties in our ability to collect and require increases to our allowance for doubtful accounts. As of September 30, 2020 and December 31, 2019, our allowance for trade receivables was approximately $9 million and $12 million, respectively, and allowance activity was immaterial during the three and nine months ended September 30, 2020.
Further, in response to the coronavirus pandemic, various governmental authorities globally have announced relief programs which among other items, provide temporary deferrals of non-income based tax payments, which have positively impacted our operating cash flows in the first nine months of 2020. These temporary deferrals of over $200 million as of September 30, 2020, are included within accounts payable and other current liabilities on our unaudited condensed consolidated balance sheet.
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
Revitalization Plan
On October 28, 2019, we initiated a revitalization plan designed to allow us to invest across our portfolio to drive long-term, sustainable success. As part of our revitalization plan, we made the determination to establish Chicago, Illinois as our North American operational headquarters, close our office in Denver, Colorado and consolidate certain administrative functions into our other existing office locations. As discussed above, in connection with these consolidation activities, effective January 1, 2020, we changed our management structure to two segments - North America and Europe. We began to incur charges related to these restructuring activities during the fourth quarter of 2019 and have continued to incur charges in the first three quarters of 2020.
We also changed our name from Molson Coors Brewing Company to Molson Coors Beverage Company in January 2020 in order to better reflect our strategic intent to expand beyond beer and into other growth adjacencies in the beverage industry. See Note 3, "Segment Reporting," Note 5, "Special Items" and Note 7, "Goodwill and Intangible Assets" for further discussion of the impacts of this plan.
Non-Cash Activity
Non-cash activity includes non-cash issuances of share-based awards, as well as non-cash investing activities related to movements in our guarantee of indebtedness of certain equity method investments. See Note 4, "Investments" for further discussion. We also had non-cash activities related to capital expenditures incurred but not yet paid of $128.6 million and $126.3 million during the nine months ended September 30, 2020 and September 30, 2019, respectively.
Other than the activity mentioned above and the supplemental non-cash activity related to the recognition of leases further discussed in Note 13, "Leases," there was no other significant non-cash activity during the nine months ended September 30, 2020 and September 30, 2019.
Share-Based Compensation
We grant stock options, RSUs and PSUs to certain officers and other eligible employees and recognized share-based compensation expense of $6.2 million and $18.0 million during the three and nine months ended September 30, 2020, respectively, and a benefit of $11.1 million and expense of $7.5 million during the three and nine months ended September 30, 2019, respectively. The benefit in share-based compensation expense recognized in the third quarter of 2019 was driven by the reversal of cumulative compensation expense previously recognized for our 2018 and 2017 PSU awards as the achievement of the performance conditions was no longer deemed probable for the respective performance periods.

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
3. Segment Reporting
Our reporting segments are based on the key geographic regions in which we operate, and previously included the U.S. segment, Canada segment, Europe segment and International segment. As part of our revitalization plan announced in the fourth quarter of 2019, we made the determination to establish Chicago, Illinois as our North American operational headquarters, close our office in Denver, Colorado and consolidate certain administrative functions into our other existing office locations. In connection with these consolidation activities, effective January 1, 2020, we changed our management structure from a corporate center and four segments to two segments - North America and Europe. The North America segment consolidates the United States, Canada and corporate center, with a centralized North American leadership team, integrated North American supply chain network and centralized marketing and support functions, enabling us to move more quickly with an integrated portfolio strategy. The Europe segment allows for standalone operations, developed and supported by a European-based team, including local leadership, commercial, supply chain and support functions. The previous International segment was reconstituted to more effectively grow our global brands with the Africa and Asia Pacific businesses reporting into the Europe segment and the remaining International business reporting into the North America segment. As a result of these structural changes, the review of discrete financial information by our chief operating decision maker, our President and Chief Executive Officer, is now performed only at the consolidated North America and Europe geographic segment level, which is the basis on which our chief operating decision maker evaluates the performance of the business and allocates resources accordingly.
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
Summarized Financial Information
No single customer accounted for more than 10% of our consolidated sales for the three and nine months ended September 30, 2020 and September 30, 2019. Consolidated net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting net sales revenues and income (loss) before income taxes eliminate upon consolidation and are primarily related to North America segment sales to the Europe segment.
The following tables present net sales and income (loss) before income taxes by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In millions)
North America	$2,252.3	$2,274.3	$6,242.2	$6,607.5
Europe	504.1	574.0	1,128.8	1,503.8
Inter-segment net sales eliminations	(2.9)	(6.7)	(11.3)	(18.1)
Consolidated net sales	$2,753.5	$2,841.6	$7,359.7	$8,093.2

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In millions)
North America(1)	$400.8	$(287.4)	$888.5	$407.0
Europe(2)	40.9	52.9	(46.9)	57.9
Unallocated(3)	8.7	(74.1)	(148.2)	(191.6)
Consolidated income (loss) before income taxes	$450.4	$(308.6)	$693.4	$273.3
(1)     During the three months ended September 30, 2019, we recorded a goodwill impairment loss in our North America segment of $668.3 million, which was recorded as a special item. See Note 7, "Goodwill and Intangible Assets" for further discussion. During the second quarter of 2019, we completed the sale of our Montreal brewery for $96.2 million, resulting in a $61.3 million gain. Also, during the first quarter of 2019, we received payment and recorded a gain of $1.5 million resulting from a purchase price adjustment related to the historical sale of Molson Inc.’s ownership interest in the Montreal Canadiens, which is considered an affiliate of MCBC.
(2)    The decrease during the nine months ended September 30, 2020 was primarily driven by the impacts of the coronavirus pandemic including lower volume and unfavorable channel and geographic mix due to the closure of the on-premise channel in second quarter followed by a reduced consumption after reopening, particularly in the higher margin U.K. business, which has a more significant exposure to the on-premise channel, as well as the estimated keg sales returns and finished goods obsolescence reserves recognized primarily in the first quarter of 2020.
(3)    Includes unrealized mark-to-market changes on our commodity hedge positions. We recorded unrealized gains of $64.4 million and $24.7 million during the three and nine months ended September 30, 2020, respectively, compared to unrealized losses of $14.9 million and $12.0 million during the three and nine months ended September 30, 2019, respectively.
Income (loss) before income taxes includes the impact of special items. Refer to Note 5, "Special Items" for further discussion.

The following table presents total assets by segment:

	As of
	September 30, 2020	December 31, 2019
	(In millions)
North America	$23,118.6	$23,360.2
Europe	5,556.7	5,499.6
Consolidated total assets	$28,675.3	$28,859.8

4. Investments
Our investments include both equity method and consolidated investments. Those entities identified as VIEs have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, we have consolidated these entities. None of our consolidated VIEs held debt as of September 30, 2020 or December 31, 2019. We have not provided any financial support to any of our VIEs during the year that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable.
In the third quarter of 2020, we, in collaboration with D.G. Yuengling & Son, Inc. ("Yuengling"), formed The Yuengling Company LLC ("TYC"), a 50% - 50% joint venture by MCBC and DGY West Holdings, LP that, pursuant to an operating agreement, formed to expand commercialization of Yuengling's brands with operation currently expected to commence in the second half of 2021. TYC will oversee any new market expansion in the U.S. outside Yuengling's current 22-state footprint and New England. We have concluded that TYC is a VIE for which we are not the primary beneficiary and will therefore apply the equity method of accounting. We have an obligation to proportionately fund TYC's operations. Initial funding of TYC is expected to begin in the fourth quarter of 2020 and is expected to be immaterial. Transactions between MCBC and TYC are expected to include billings for product under a supply agreement and fees under a services agreement and will be considered affiliate transactions.
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
Both BRI and BDL have outstanding third party debt which is guaranteed by their respective shareholders. As a result, we have a guarantee liability of $49.4 million and $37.7 million recorded as of September 30, 2020 and December 31, 2019, respectively, which is presented within accounts payable and other current liabilities on the unaudited condensed consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The carrying value of the guarantee liability equals fair value, which considers an adjustment for our own non-performance risk and is considered a Level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our respective equity method investment within the unaudited condensed consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.
Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	September 30, 2020		December 31, 2019
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
RMMC/RMBC	$220.6	$17.5	$207.4	$17.9
Other	$86.2	$16.0	$65.3	$20.8

5. Special Items
We incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we separately classified these charges (benefits) as special items.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In millions)
Employee-related charges
Restructuring	$8.9	$4.4	$61.8	$10.7
Impairments or asset abandonment charges
North America - Asset abandonment(1)	20.6	3.8	110.5	20.7
North America - Impairment losses(2)	—	669.6	7.6	669.6
Europe - Asset abandonment	0.1	0.3	0.6	0.9
Europe - Impairment losses(3)	30.0	12.2	30.0	12.2
Termination fees and other (gains) losses
North America(4)	0.1	—	0.1	(60.8)
Europe(5)	—	13.0	—	13.1
Total Special items, net	$59.7	$703.3	$210.6	$666.4
(1)    Following management approval in December 2019, in January 2020, we announced plans to cease production at our Irwindale, California brewery and entered into an option agreement with Pabst Brewing Company, LLC ("Pabst"), granting Pabst an option to purchase our Irwindale, California brewery, including plant equipment and machinery and the underlying land for $150 million, subject to adjustment as further specified in the option agreement. Pursuant to the option agreement, on May 4, 2020, Pabst exercised its option to purchase the Irwindale brewery, and such purchase is currently expected to be completed in the fourth quarter of 2020, subject to the satisfaction of certain customary closing conditions. Production at the Irwindale brewery ceased during the third quarter of 2020.
Charges associated with the planned brewery closure for the three and nine months ended September 30, 2020 totaled $17.6 million and $115.9 million, respectively, and primarily consisted of accelerated depreciation in excess of normal depreciation of $13.0 million and $96.0 million, respectively. Charges also included employee related costs of retention and severance of $1.5 million and $16.3 million, recognized during the three and nine months ended September 30, 2020, respectively, which are included within the restructuring line above. We will continue to recognize related activity in special items through the expected sale of the brewery in the fourth quarter of 2020, however, this activity is not expected to be significant. The Irwindale brewery disposal group, which includes land, buildings, machinery and equipment and other intangible assets, with an aggregate carrying value of approximately $150 million, is considered held for sale and included within other current assets, net on our unaudited condensed consolidated balance sheet as of September 30, 2020. We could incur additional asset abandonment charges if the expected sale is not completed.
In addition, during the three and nine months ended September 30, 2020 and September 30, 2019 we incurred asset abandonment charges, primarily related to the accelerated depreciation in excess of normal depreciation as a result of the Vancouver brewery closure, which occurred in the third quarter of 2019, and the planned Montreal brewery closure, which is currently expected to occur in 2021. We currently expect to incur additional charges, including estimated accelerated depreciation charges in excess of normal depreciation of approximately CAD 14 million, through the completion of the Montreal brewery closure. However, due to the uncertainty inherent in our estimates, these estimated future accelerated depreciation charges as well as the timing of the brewery closure are subject to change.
(2)    During the third quarter of 2019, we recognized goodwill impairment losses of $668.3 million. See Note 7, "Goodwill and Intangible Assets" for further discussion.

(3)     During the third quarter of 2020, we recognized as a special charge an impairment loss of $30.0 million related to the held for sale classification of a disposal group within our India business, representing an insignificant part of our Europe segment. The held for sale disposal group was measured at fair value on a nonrecurring basis using Level 3 inputs. The estimated fair value less cost to sell was determined using a market approach, based upon the expected net sales proceeds of the disposal group. The remaining carrying value of the disposal group held for sale is presented within other current assets, net on our unaudited condensed consolidated balance sheet as of September 30, 2020.

In addition, during the third quarter of 2019, we recorded aggregate impairment losses of $12.2 million related to goodwill and definite-lived intangible assets. See Note 7, "Goodwill and Intangible Assets" for further discussion.
(4)    During the second quarter of 2019, we completed the sale of the Montreal brewery property for $96.2 million and recognized a gain of $61.3 million.
(5)    During the third quarter of 2019, we recorded special charges of $12.4 million resulting from the deconsolidation of the Grolsch joint venture, which were primarily comprised of impairment losses of the associated definite-lived intangible assets.
Restructuring Activities
On October 28, 2019, as part of our revitalization plan, we made the determination to establish Chicago, Illinois as our North American operational headquarters, close our office in Denver, Colorado and consolidate certain administrative functions into our other existing office locations. In connection with these consolidation activities, certain impacted employees have been extended an opportunity to continue their employment with MCBC in the new organization and locations and, for those not continuing with MCBC, certain of such employees have been asked to provide transition assistance and offered severance and retention packages in connection with their termination of service. We expect the costs associated with the restructuring to be substantially recognized by the end of fiscal year 2021. After taking into account all changes in each of the business units, including Europe, the revitalization plan is expected to reduce employment levels, in aggregate, by approximately 600 employees globally.
In connection with these consolidation activities and related organizational and personnel changes, we currently expect to incur certain cash and non-cash restructuring charges related to severance, retention and transition costs, employee relocation, non-cash asset related costs, lease impairment and exit costs in connection with our office lease in Denver, Colorado, and other transition activities currently estimated in the range of approximately $90 million to $120 million in the aggregate, the majority of which will be cash charges that we began recognizing in the fourth quarter of 2019, and will be further recognized through the balance of fiscal years 2020 and 2021. During the three and nine months ended September 30, 2020, we recognized severance and retention charges of $2.8 million and $33.9 million, respectively, and our remaining accrued restructuring balance related to the revitalization plan as of September 30, 2020 was approximately $23 million. Actual severance and retention costs related to this restructuring, which are primarily being recognized ratably over the employees' required future service period, may differ from original estimates based on actual employee turnover levels prior to achieving severance and retention eligibility requirements. Employee relocation charges are recognized in the period incurred and totaled $2.6 million and $9.0 million for the three and nine months ended September 30, 2020, respectively. Additionally, during the second quarter of 2020, we recognized an aggregate impairment loss of $7.6 million related to the closure of the office facility in Denver, Colorado, including our lease right-of use asset, in light of the sublease market outlook as a result of the coronavirus pandemic. Should our ability to obtain future subtenant occupancy for the office location significantly differ from the estimates and assumptions used to determine its fair value, which represent Level 3 measurements, additional impairment losses may be recognized in the future.
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
The accrued restructuring balances as of September 30, 2020 represent expected future cash payments required to satisfy our remaining obligations to terminated employees, the majority of which we expect to be paid in the next 12 months.

	North America	Europe	Total
	(In millions)
As of December 31, 2019	$42.6	$4.5	$47.1
Charges incurred	58.3	8.3	66.6
Payments made	(60.6)	(10.2)	(70.8)
Changes in estimates	(4.0)	(0.8)	(4.8)
Foreign currency and other adjustments	(0.3)	—	(0.3)
As of September 30, 2020	$36.0	$1.8	$37.8

	North America	Europe	Total
	(In millions)
As of December 31, 2018	$24.5	$1.1	$25.6
Charges incurred and changes in estimates	5.8	4.9	10.7
Payments made	(22.9)	(3.4)	(26.3)
Foreign currency and other adjustments	0.1	(0.1)	—
As of September 30, 2019	$7.5	$2.5	$10.0

6. Income Tax

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Effective tax rate	23%	(29)%	38%	71%

The change in the effective tax rate for the three and nine months ended September 30, 2020 was primarily driven by the impact of the $668.3 million goodwill impairment loss within our North America segment recognized in the third quarter of 2019. Specifically, this impairment loss, which resulted in a pretax loss during the three months ended September 30, 2019 and a significant reduction to our pretax income during the nine months ended September 30, 2019, was nondeductible for income tax purposes, resulting in a negative effective tax rate during the three months ended September 30, 2019, and a significant increase to our effective tax rate during the nine months ended September 30, 2019. Separately, our effective tax rate during the nine months ended September 30, 2020 was impacted by the recognition of approximately $135 million of discrete tax expense in the second quarter of 2020 related to the hybrid regulations enacted in the second quarter of 2020 as further discussed below.
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
During the third quarter of 2020, the U.K. government enacted, and royal assent was received, legislation to repeal the previously enacted reduction to the corporate income tax rate that was due to take effect April 1, 2020, that changed the previously anticipated corporate income tax rate from 17% to 19%. As a result, we remeasured our deferred tax liabilities resulting in the recognition of discrete tax expense of approximately $6 million during the three months ended September 30, 2020.
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
7. Goodwill and Intangible Assets

	North America	Europe	Consolidated
Changes in Goodwill:	(In millions)
Balance as of December 31, 2019	$6,146.6	$1,484.8	$7,631.4
Foreign currency translation	(5.4)	(1.9)	(7.3)
Balance as of September 30, 2020	$6,141.2	$1,482.9	$7,624.1
The gross amount of goodwill totaled approximately $8.3 billion as of both September 30, 2020 and December 31, 2019. Accumulated impairment losses as of September 30, 2020 and December 31, 2019 totaled $664.5 million and $681.3 million, respectively, all of which was related to our North America segment.

The following table presents details of our intangible assets, other than goodwill, as of September 30, 2020:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$5,011.2	$(1,009.3)	$4,001.9
License agreements and distribution rights	15 - 20	201.8	(94.1)	107.7
Other	3 - 40	124.4	(49.6)	74.8
Intangible assets not subject to amortization:
Brands	Indefinite	8,158.9	—	8,158.9
Distribution networks	Indefinite	759.5	—	759.5
Other	Indefinite	307.6	—	307.6
Total		$14,563.4	$(1,153.0)	$13,410.4
The following table presents details of our intangible assets, other than goodwill, as of December 31, 2019:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$5,036.3	$(865.1)	$4,171.2
License agreements and distribution rights	15 - 20	202.0	(90.6)	111.4
Other	3 - 40	124.0	(39.4)	84.6
Intangible assets not subject to amortization:
Brands	Indefinite	8,172.4	—	8,172.4
Distribution networks	Indefinite	778.8	—	778.8
Other	Indefinite	337.6	—	337.6
Total		$14,651.1	$(995.1)	$13,656.0
The changes in the gross carrying amounts of intangible assets from December 31, 2019 to September 30, 2020 are primarily driven by the impact of foreign exchange rates, as a significant amount of intangible assets are denominated in foreign currencies, and, $30.0 million of other intangibles held for sale reclassified to other current assets, net as discussed in Note 5, "Special Items."
Based on foreign exchange rates as of September 30, 2020, the estimated future amortization expense of intangible assets is as follows:

Fiscal year	Amount
(In millions)
2020 - remaining	$54.0
2021	$215.3
2022	$209.9
2023	$208.8
2024	$208.8
Amortization expense of intangible assets was $55.4 million for both the three months ended September 30, 2020 and September 30, 2019, and $164.9 million and $166.0 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. This expense is primarily presented within marketing, general and administrative expenses on the unaudited condensed consolidated statements of operations.
Reporting Unit Changes and Interim Impairment Testing
As of the date of completion of our 2019 impairment testing, the operations in each of the specific regions within our historical U.S., Canada, Europe and International segments were considered components based on the availability of discrete financial information and the regular review by segment management. We had further concluded that the components within the U.S., Canada and Europe segments each met the criteria of having similar economic characteristics and therefore we previously aggregated these components into the U.S., Canada and Europe reporting units, respectively. Additionally, we previously determined that the components within our International segment did not meet the criteria for aggregation, and therefore, the operations of our India business constituted a separate reporting unit at the component level, however, the associated goodwill balance was fully impaired in the third quarter of 2019.
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
We completed an interim impairment assessment for our U.S. and Canada reporting units as of January 1, 2020 immediately prior to the reporting unit change, as well as an impairment assessment of the combined North America reporting unit immediately after the change, and determined that no impairments existed. Additionally, as the changes resulted in the combination of our U.S. and Canada reporting units into a single North America reporting unit, no further reallocation of goodwill was required.
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
We have further evaluated whether the effects of the coronavirus pandemic, and related impacts to the interest rate environment as well as market multiples, required an additional interim impairment assessment as of September 30, 2020. While factors are present that indicate that triggering events may exist, such as the decline in our market capitalization since the pandemic began in March 2020 combined with recent weakened financial performance, current circumstances do not indicate that it is more likely than not that the fair values of our reporting units or indefinite-lived intangible assets have fallen below their carrying values. Therefore, an interim impairment assessment was not performed as of September 30, 2020. However, we believe that the effects of the coronavirus pandemic may, depending on severity and duration, place our North America and Europe reporting units and certain of our indefinite-lived intangible assets at risk of future impairment. We will continue to monitor the length and severity of the impacts of the pandemic to our business, and if the duration is prolonged and the severity of its impacts continues or worsens, this may indicate the need to perform future interim impairment analyses that could result in material impairments.
2019 Interim Impairment Assessment
We identified a triggering event requiring an interim impairment assessment of the goodwill within our former Canada reporting unit, now part of our North America reporting unit, at the end of the third quarter of 2019, which resulted in a goodwill impairment loss of $668.3 million. The goodwill impairment trigger was the result of continued challenges and steepening declines within the Canadian beer industry reflected in the prolonged weakened performance of the Canada reporting unit through the third quarter of 2019.
Separately, during the third quarter of 2019 we also identified an interim triggering event related to goodwill within our former India reporting unit resulting from significant declines in performance in 2019, coupled with the continuation of challenging business conditions, which required us to perform an interim quantitative impairment analysis at the end of the third quarter of 2019. As a result of this interim analysis, we determined that the carrying value of the former India reporting unit exceeded its fair value, resulting in an aggregate impairment loss of $12.2 million related to the goodwill of our India reporting unit and a definite-lived brand intangible asset.

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
Separately, the Ontario government in Canada adopted a bill that, if enacted, could adversely impact the existing terms of the beer distribution and retail systems in the province, as further described in Note 12, "Commitments and Contingencies."
While historical performance and current expectations have resulted in fair values of our reporting units and indefinite-lived intangible assets equal to or in excess of carrying values, if our assumptions are not realized, it is possible that an impairment loss may need to be recorded in the future.
Definite-Lived Intangible Assets
Regarding definite-lived intangible assets, we continuously monitor the performance of the underlying assets for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the first three quarters of 2020 that resulted in an impairment loss.

8. Debt
Debt obligations

	As of
	September 30, 2020	December 31, 2019
	(In millions)
Long-term debt:
CAD 500 million 2.75% notes due September 2020(1)	$—	$384.9
CAD 500 million 2.84% notes due July 2023	375.4	384.9
CAD 500 million 3.44% notes due July 2026	375.4	384.9
$500 million 2.25% notes due March 2020(2)(3)	—	499.8
$1.0 billion 2.1% notes due July 2021(3)	1,000.0	1,000.0
$500 million 3.5% notes due May 2022(2)	504.4	506.5
$2.0 billion 3.0% notes due July 2026	2,000.0	2,000.0
$1.1 billion 5.0% notes due May 2042	1,100.0	1,100.0
$1.8 billion 4.2% notes due July 2046	1,800.0	1,800.0
EUR 800 million 1.25% notes due July 2024	937.7	897.0
Finance leases and other	97.6	129.5
Less: unamortized debt discounts and debt issuance costs	(51.6)	(56.7)
Total long-term debt (including current portion)	8,138.9	9,030.8
Less: current portion of long-term debt	(1,009.4)	(921.3)
Total long-term debt	$7,129.5	$8,109.5

Short-term borrowings:
Commercial paper programs(4)(5)	$224.9	$—
Other short-term borrowings(6)	7.8	6.9
Current portion of long-term debt	1,009.4	921.3
Current portion of long-term debt and short-term borrowings	$1,242.1	$928.2
(1)In September 2020, we repaid our CAD 500 million 2.75% notes upon maturity through a combination of commercial paper issuances and cash on hand.
(2)The fair value hedges related to these notes have been settled and are being amortized over the life of the respective note.
(3)We repaid our $500 million 2.25% notes upon maturity in March 2020, at which time we also settled the associated cross currency swaps resulting in cash receipts of $3.2 million, which were classified as financing and investing activities in our unaudited condensed consolidated statement of cash flows. As of September 30, 2020, we have cross currency swaps associated with our $1.0 billion 2.1% senior notes due 2021 in order to hedge a portion of the foreign currency translational impacts of our European investment. As a result of the swaps, we have economically converted a portion of these notes and associated interest to EUR denominated, which results in a EUR interest rate to be received of 0.71%.
(4)We maintain a $1.5 billion revolving credit facility with a maturity date of July 7, 2024, that allows us to issue a maximum aggregate amount of $1.5 billion in commercial paper or other borrowings at any time at variable interest rates. We use this financing from time to time to leverage cash needs including debt repayments. During the first nine months of 2020, we utilized borrowings from this facility in order to fund the repayment of our $500 million 2.25% notes and CAD 500 million 2.75% notes upon maturity in March 2020 and September 2020, respectively, for working capital and general purposes, as well as a precautionary measure in order to provide enhanced financial flexibility due to uncertain market conditions arising from the impact of the coronavirus pandemic, as further discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies."
As of September 30, 2020, we had $1.3 billion available to draw on the $1.5 billion revolving credit facility, as the borrowing capacity is also reduced by borrowings under our commercial paper program. The outstanding borrowings under our commercial paper program had a weighted-average effective interest rate and tenor of 0.72% and 90 days, respectively, as of September 30, 2020. We had no borrowings drawn on this revolving credit facility and no commercial paper borrowings as of December 31, 2019.

Subsequent to September 30, 2020, we had commercial paper payments of approximately $125 million, for a total amount outstanding of approximately $100 million as of October 29, 2020. As such, as of October 29, 2020, we have approximately $1.4 billion available to draw on our total $1.5 billion revolving credit facility.
(5)On May 26, 2020, Molson Coors Brewing Company (UK) Limited (“MCBC U.K.”), a subsidiary of MCBC that operates and manages the Company’s business in the U.K., established a commercial paper facility for the purpose of issuing short-term, unsecured Sterling-denominated notes that are eligible for purchase under the Joint HM Treasury and Bank of England’s COVID Corporate Financing Facility commercial paper program (the “CCFF Program”) in an aggregate principal amount up to GBP 300 million, subject to certain conditions, which may be increased from time to time as provided in the Dealer Agreement (as defined below). Commercial paper issuances under the CCFF Program do not impact the borrowing capacity under our revolving credit facility.
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
As of both September 30, 2020 and October 29, 2020, we had no borrowings outstanding under the CCFF Program.
(6)As of September 30, 2020, we had $4.9 million in bank overdrafts and $82.3 million in bank cash related to our cross-border, cross-currency cash pool, for a net positive position of $77.4 million. As of December 31, 2019, we had $1.1 million in bank overdrafts and $55.0 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $53.9 million. We had total outstanding borrowings of $2.9 million and $2.8 million under our two JPY overdraft facilities as of September 30, 2020 and December 31, 2019, respectively. In addition, we have USD, CAD and GBP lines of credit under which we had no borrowings as of September 30, 2020 or December 31, 2019.
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of September 30, 2020 and December 31, 2019, the fair value of our outstanding long-term debt (including the current portion of long-term debt) was approximately $8.6 billion and $9.2 billion, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Debt Covenants
On June 19, 2020, we entered into an amendment to our existing revolving credit facility agreement, which among other things, revised the leverage ratios under the financial maintenance covenant for each fiscal quarter ending on or after June 30, 2020 through the maturity of the credit facility. The maximum leverage ratio, as defined by the amended revolving credit facility agreement as of September 30, 2020 is 5.25x net debt to EBITDA with a 0.50x reduction to 4.75x net debt to EBITDA for the fiscal quarter ending June 30, 2021. The leverage ratio requirement as of the last day of the fiscal quarter ending September 30, 2021 is reduced by 0.25x to 4.50x net debt to EBITDA, with a further 0.50x reduction to 4.00x net debt to EBITDA as of the last day of the fiscal quarter ending December 31, 2021 through maturity of the credit facility.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include customary events of default and specified representations, warranties and covenants, as well as covenants that restrict our ability to incur certain additional priority indebtedness (certain thresholds of secured consolidated net tangible assets), certain leverage threshold percentages, create or permit liens on assets, and restrictions on mergers, acquisitions, and certain types of sale lease-back transactions. As of September 30, 2020, we were in compliance with all of these restrictions and have met all debt payment obligations. All of our outstanding senior notes as of September 30, 2020 rank pari-passu.

9. Inventories

	As of
	September 30, 2020	December 31, 2019
	(In millions)
Finished goods	$267.0	$236.7
Work in process	72.2	84.0
Raw materials	238.0	227.1
Packaging materials	80.5	68.1
Inventories, net	$657.7	$615.9

10. Accumulated Other Comprehensive Income (Loss)

	MCBC stockholders' equity
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2019	$(652.5)	$(87.8)	$(351.0)	$(70.9)	$(1,162.2)
Foreign currency translation adjustments	(56.6)	—	—	—	(56.6)
Gain (loss) on net investment hedges	(54.5)	—	—	—	(54.5)
Unrealized gain (loss) on derivative instruments	—	(151.5)	—	—	(151.5)
Reclassification of derivative (gain) loss to income	—	(1.2)	—	—	(1.2)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	(6.2)	—	(6.2)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	3.0	3.0
Tax benefit (expense)	7.4	37.7	1.5	(0.8)	45.8
As of September 30, 2020	$(756.2)	$(202.8)	$(355.7)	$(68.7)	$(1,383.4)
Reclassifications from AOCI to net income (loss) were immaterial for the three and nine months ended September 30, 2020 and September 30, 2019.

11. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented within Part II—Item 8 Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 16, "Derivative Instruments and Hedging Activities" in our Annual Report and did not significantly change during the first three quarters of 2020. As noted in Note 16 of the Notes included in our Annual Report, due to the nature of our counterparty agreements, and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and, therefore, present our derivative positions on a gross basis in our unaudited condensed consolidated balance sheets. Our significant derivative positions have not changed considerably since December 31, 2019.
Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk, as appropriate. The fair value of our warrants to acquire common shares of HEXO Corp. ("HEXO") at a strike price of CAD 6.00 per share are estimated using the Black-Scholes option-pricing model.

The table below summarizes our derivative assets and liabilities that were measured at fair value as of September 30, 2020 and December 31, 2019.

		Fair value measurements as of September 30, 2020
	As of September 30, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(7.0)	$—	$(7.0)	$—
Interest rate swaps	(267.4)	—	(267.4)	—
Foreign currency forwards	3.0	—	3.0	—
Commodity swaps	(17.6)	—	(17.6)	—
Warrants	0.5	—	0.5	—
Total	$(288.5)	$—	$(288.5)	$—

		Fair value measurements as of December 31, 2019
	As of December 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$10.0	$—	$10.0	$—
Interest rate swaps	(111.5)	—	(111.5)	—
Foreign currency forwards	2.1	—	2.1	—
Commodity swaps and options	(41.2)	—	(41.2)	—
Warrants	2.7	—	2.7	—
Total	$(137.9)	$—	$(137.9)	$—

As of September 30, 2020 and December 31, 2019, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the nine months ended September 30, 2020 were all included in Level 2.
Results of Period Derivative Activity
The tables below include the results of our derivative activity in our unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, and our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and September 30, 2019.
Fair Value of Derivative Instruments in the Unaudited Condensed Consolidated Balance Sheets (in millions):

	As of September 30, 2020
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	$400.0	Other current assets	$—	Accounts payable and other current liabilities	$(7.0)
		Other non-current assets	—	Other liabilities	—
Interest rate swaps	$1,500.0	Other current assets	—	Accounts payable and other current liabilities	(53.1)
		Other non-current assets	—	Other liabilities	(214.3)
Foreign currency forwards	$169.5	Other current assets	3.1	Accounts payable and other current liabilities	(0.5)
		Other non-current assets	0.9	Other liabilities	(0.5)
Total derivatives designated as hedging instruments			$4.0		$(275.4)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$938.3	Other current assets	$16.1	Accounts payable and other current liabilities	$(47.2)
		Other non-current assets	25.1	Other liabilities	(11.6)
Warrants	$51.8	Other non-current assets	0.5	Other liabilities	—
Total derivatives not designated as hedging instruments			$41.7		$(58.8)

	As of December 31, 2019
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	$900.0	Other current assets	$1.8	Accounts payable and other current liabilities	$—
		Other non-current assets	8.2	Other liabilities	—
Interest rate swaps	$1,500.0	Other non-current assets	—	Other liabilities	(111.5)
Foreign currency forwards	$237.9	Other current assets	1.9	Accounts payable and other current liabilities	(0.8)
		Other non-current assets	1.4	Other liabilities	(0.4)
Total derivatives designated as hedging instruments			$13.3		$(112.7)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$598.4	Other current assets	$5.7	Accounts payable and other current liabilities	$(36.4)
		Other non-current assets	1.0	Other liabilities	(11.5)
Commodity options(1)	$18.4	Other current assets	—	Accounts payable and other current liabilities	—
Warrants	$53.1	Other non-current assets	2.7	Other liabilities	—
Total derivatives not designated as hedging instruments			$9.4		$(47.9)
(1)Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.
Items Designated and Qualifying as Hedged Items in Fair Value Hedging Relationships in the Unaudited Condensed Consolidated Balance Sheets (in millions):

Line item in the balance sheet in which the hedged item is included	Carrying amount of the hedged assets/liabilities		Cumulative amount of fair value hedging adjustment(s) in the hedged assets/liabilities(1) Increase/(Decrease)
	As of September 30, 2020	As of December 31, 2019	As of September 30, 2020	As of December 31, 2019
	(In millions)
Current portion of long-term debt and short-term borrowings	$—	$—	$—	$(0.2)
Long-term debt	$—	$—	$4.4	$6.5
(1)    Entire balances relate to hedging adjustments on discontinued hedging relationships.
The Pretax Effect of Cash Flow Hedge and Net Investment Hedge Accounting on Accumulated Other Comprehensive Income (Loss) (in millions):

Three Months Ended September 30, 2020
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$23.9	Interest income (expense), net	$(0.8)
Foreign currency forwards	(4.4)	Cost of goods sold	0.9
		Other income (expense), net	(0.3)
Total	$19.5		$(0.2)

Three Months Ended September 30, 2020
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$(19.0)	Interest income (expense), net	$—	Interest income (expense), net	$2.8
Total	$(19.0)		$—		$2.8

Three Months Ended September 30, 2020
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$(39.0)	Other income (expense), net	$—	Other income (expense), net	$—
Total	$(39.0)		$—		$—

Three Months Ended September 30, 2019
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$(77.8)	Interest income (expense), net	$(0.7)
Foreign currency forwards	3.6	Cost of goods sold	0.5
		Other income (expense), net	(0.1)
Total	$(74.2)		$(0.3)

Three Months Ended September 30, 2019
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$37.6	Interest income (expense), net	$—	Interest income (expense), net	$6.6
Total	$37.6		$—		$6.6

Three Months Ended September 30, 2019
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$37.9	Other income (expense), net	$—	Other income (expense), net	$—
Total	$37.9		$—		$—

Nine Months Ended September 30, 2020
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$(155.9)	Interest income (expense), net	$(2.2)
Foreign currency forwards	4.4	Cost of goods sold	4.5
		Other income (expense), net	(1.1)
Total	$(151.5)		$1.2

Nine Months Ended September 30, 2020
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$(13.8)	Interest income (expense), net	$—	Interest income (expense), net	$11.3
Total	$(13.8)		$—		$11.3

Nine Months Ended September 30, 2020
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$(40.7)	Other income (expense), net	$—	Other income (expense), net	$—
Total	$(40.7)		$—		$—

Nine Months Ended September 30, 2019
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$(156.5)	Interest income (expense), net	$(2.2)
Foreign currency forwards	(7.9)	Cost of goods sold	2.8
		Other income (expense), net	(0.6)
Total	$(164.4)		$—

Nine Months Ended September 30, 2019
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$44.2	Interest income (expense), net	$—	Interest income (expense), net	$17.0
Total	$44.2		$—		$17.0

Nine Months Ended September 30, 2019
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$45.5	Other income (expense), net	$—	Other income (expense), net	$—
EUR 500 million notes due 2019	10.1	Other income (expense), net	—	Other income (expense), net	—
Total	$55.6		$—		$—
(1)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and period amortization is recorded in other comprehensive income.
As of September 30, 2020, we expect our reclassification of AOCI into earnings related to cash flow hedges to be immaterial over the next 12 months as our expected net losses primarily offset our expected net gains. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged as of September 30, 2020 is approximately 4 years, as well as those related to our forecasted debt issuances in 2021, 2022, and 2026.

The Effect of Fair Value and Cash Flow Hedge Accounting on the Unaudited Condensed Consolidated Statements of Operations (in millions):

Three Months Ended September 30, 2020
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Other income (expense), net	Interest income (expense), net
Total amount of income and expense line items presented in the unaudited condensed consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(1,551.0)	$2.4	$(67.9)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	—	—	(0.8)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	0.9	(0.3)	—

Three Months Ended September 30, 2019
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Other income (expense), net	Interest income (expense), net
Total amount of income and expense line items presented in the unaudited condensed consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(1,685.4)	$(13.7)	$(65.6)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	—	—	(0.7)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	0.5	(0.1)	—

Nine Months Ended September 30, 2020
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Other income (expense), net	Interest income (expense), net
Total amount of income and expense line items presented in the unaudited condensed consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(4,486.6)	$3.4	$(206.5)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	—	—	(2.2)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	4.5	(1.1)	—

Nine Months Ended September 30, 2019
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Other income (expense), net	Interest income (expense), net
Total amount of income and expense line items presented in the unaudited condensed consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(4,858.2)	$(0.7)	$(204.5)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	—	—	(2.2)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	2.8	(0.6)	—
(1)    We had no outstanding fair value hedges during the first three quarters of 2020 or 2019.
The Effect of Derivatives Not Designated as Hedging Instruments on the Unaudited Condensed Consolidated Statements of Operations (in millions):

Three Months Ended September 30, 2020
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$41.4
Warrants	Other income (expense), net	(0.7)
Total		$40.7

Three Months Ended September 30, 2019
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(25.3)
Warrants	Other income (expense), net	(11.4)
Total		$(36.7)

Nine Months Ended September 30, 2020
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(46.5)
Warrants	Other income (expense), net	(2.1)
Total		$(48.6)

Nine Months Ended September 30, 2019
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(29.8)
Warrants	Other income (expense), net	(3.5)
Total		$(33.3)
The gains and losses recognized in income related to our commodity swaps are largely driven by changes in the respective commodity market prices, primarily in aluminum and diesel.

12. Commitments and Contingencies
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have an aggregate accrued contingent liability of $16.7 million and $16.2 million as of September 30, 2020 and December 31, 2019, respectively. While we cannot predict the eventual aggregate cost for litigation, other disputes and environmental matters in which we are currently involved, we believe adequate reserves have been provided for losses that are probable and estimable. Additionally, as noted below, there are certain loss contingencies that we deem reasonably possible for which a range of loss is not estimable at this time; for all other matters, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated interim financial statements. Our litigation, other disputes and environmental issues are discussed in further detail within Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report and did not significantly change during the first three quarters of 2020, except as noted below.
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
On February 12, 2018, Stone Brewing Company filed a trademark infringement lawsuit in federal court in the Southern District of California against Molson Coors Beverage Company USA LLC ("MCBC USA" formerly known as MillerCoors LLC) alleging that the Keystone brand has “rebranded” itself as “Stone” and is marketing itself in a manner confusingly similar to Stone Brewing Company's registered Stone trademark. Stone Brewing Company seeks treble damages in the amount of MCBC USA's profit from Keystone sales. MCBC USA subsequently filed an answer and counterclaims against Stone Brewing Company. On May 31, 2018, Stone Brewing Company filed a motion to dismiss MCBC USA's counterclaims and for a preliminary injunction seeking to bar MCBC USA from continuing to use “STONE” on Keystone Light cans and related marketing materials. In March 2019, the court denied Stone Brewing Company’s motion for preliminary injunction and its motion to dismiss MCBC USA's counterclaims. Discovery is closed. The jury trial scheduled to begin on October 13, 2020 was continued by the court. A new trial date has not yet been set. We intend to vigorously assert and defend our rights in this lawsuit. A range of potential loss is not estimable at this time.
On February 15, 2019, two purported stockholders filed substantially similar putative class action complaints against the Company, Mark R. Hunter, and Tracey I. Joubert (the “Defendants”) in the United States District Court for the District of Colorado (the “Colorado District Court”), and in the United States District Court for the Northern District of Illinois (the “Illinois District Court”). On February 21, 2019, another purported stockholder filed a substantially similar complaint in the Colorado District Court. The plaintiffs purport to represent a class of the Company’s stockholders and assert that the Defendants violated Sections 10(b) and 20(a) of the Exchange Act by allegedly making false and misleading statements or omissions regarding the Company’s restatement of consolidated financial statements for the years ended December 31, 2016 and December 31, 2017, and that the Company purportedly lacked adequate internal controls over financial reporting. The plaintiffs seek, among other things, an unspecified amount of damages and attorneys’ fees, expert fees and other costs. On April 16, 2019, motions to consolidate and appoint a lead plaintiff were filed in each case. On May 24, 2019, the securities class action suit filed with the Illinois District Court was transferred to the Colorado District Court, and subsequently was voluntarily dismissed on July 25, 2019. On October 2, 2019, the class action lawsuits originally filed in Colorado District Court were consolidated, and, on October 3, 2019, the court appointed a lead plaintiff and lead counsel for the consolidated case. On December 9, 2019, the lead plaintiff filed its amended complaint alleging that the Defendants made false statements and material omissions to the market beginning in February 2017 and ending in February 2019, which, it alleges, misled the market as to the strength of our financial condition and internal control processes related to financial accounting. The amended complaint further alleges that the Company and the Defendants caused the Company to falsely report its financial results by overstating retained earnings, net income, and tax benefits and understating deferred tax liabilities in an effort to inflate the price of our common stock. We filed a motion to dismiss the amended complaint on January 23, 2020; the plaintiff subsequently filed an opposition to our motion to dismiss on March 9, 2020; and we filed our reply brief in support of our motion to dismiss on April 8, 2020. Oral argument on the motion occurred on October 28, 2020. We intend to defend the claims vigorously. A range of potential loss is not estimable at this time.
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

Regulatory Contingencies
In December 2018, the U.S. Department of Treasury issued a regulation that impacts our ability to claim a refund of certain federal duties, taxes, and fees paid for beer sold between the U.S. and certain other countries effective in February 2019. As a result, based on the terms of the regulation, it is the U.S. Department of Treasury's position that future claims will no longer be accepted, and we may be further unable to collect previously claimed, but not yet received, refunds. In January 2020, the United States Court of International Trade issued an opinion and order ruling the challenged portions of this regulation dealing with refunds of certain federal duties, taxes and fees paid with respect to certain imported beer, to the extent of certain exported beer, to be unlawful. On April 17, 2020, the U.S. Department of Treasury appealed this ruling as well as filed a motion for stay of the enforcement of judgment and suspension of claims pending appeal. The U.S. Department of Treasury's motion to stay was denied pending appeal and they were ordered to pay on all claims under the accelerated payment program. As a result, we have collected approximately $33 million of previously filed claims through the third quarter of 2020, and have previously claimed, but not yet received, refunds of approximately $14 million recorded within other receivables, net on our unaudited condensed consolidated balance sheet as of September 30, 2020. On July 23, 2020, the U.S. Department of Treasury filed its opening appellate brief in the United States Court of Appeals for the Federal Circuit. An opposition/response brief was filed on October 1, 2020 and final briefing will conclude on December 11, 2020. We will continue to monitor this matter including our ability to collect the remainder of our previously claimed refunds, our potential liability to repay refunds received, as well our ability to claim ongoing refunds as the appeal process progresses.
In June 2019, the Ontario government in Canada adopted a bill that, if enacted, would terminate a 10-year Master Framework Agreement that was originally signed between the previous government administration and Molson Canada 2005, a wholly owned indirect subsidiary of the Company, Labatt Brewing Company Limited, Sleeman Breweries Ltd., and Brewers Retail Inc. in 2015 and dictates the terms of the beer distribution and retail systems in Ontario through 2025. The government has not yet proclaimed the bill as law. The impacts of these potential legislative changes are unknown at this time, but could have a negative impact on the results of operations, cash flows and financial position of the North America segment. While discussions remain ongoing with the government to reach a mutually agreeable alternative to the enactment of the law, it is unclear how the coronavirus pandemic will impact these discussions. Molson Canada 2005 and the other Master Framework Agreement signatories are prepared to vigorously defend our rights and pursue legal recourse, should the Master Framework Agreement be unilaterally terminated by the enactment of the legislation.
Guarantees and Indemnities
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of September 30, 2020 and December 31, 2019, the unaudited condensed consolidated balance sheets include liabilities related to these guarantees of $49.4 million and $37.7 million, respectively. See Note 4, "Investments" for further detail.
Separately, related to our Cervejarias Kaiser Brasil S.A. ("Kaiser") indemnities, we have accrued $10.2 million and $14.2 million, in aggregate, as of September 30, 2020 and December 31, 2019, respectively. The maximum potential claims amount remaining for the Kaiser-related purchased tax credits was $62.4 million, based on foreign exchange rates as of September 30, 2020. Our Kaiser liabilities are discussed in further detail within Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report and did not significantly change during the first three quarters of 2020.

13. Leases
Supplemental balance sheet information related to leases as of September 30, 2020 and December 31, 2019 was as follows:

		As of
		September 30, 2020	December 31, 2019
	Balance Sheet Classification	(In millions)
Operating Leases
Operating lease right-of-use assets	Other assets	$137.6	$154.5
Current operating lease liabilities	Accounts payable and other current liabilities	$47.1	$46.6
Non-current operating lease liabilities	Other liabilities	104.7	119.5
Total operating lease liabilities		$151.8	$166.1

Finance Leases
Finance lease right-of-use assets	Properties, net	$62.1	$73.0
Current finance lease liabilities	Current portion of long-term debt and short-term borrowings	$7.7	$34.5
Non-current finance lease liabilities	Long-term debt	57.1	60.0
Total finance lease liabilities		$64.8	$94.5
Supplemental cash flow information related to leases for the nine months ended September 30, 2020 and September 30, 2019 was as follows:

	Nine Months Ended
	September 30, 2020	September 30, 2019
	(In millions)
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from operating leases	$39.5	$39.6
Operating cash flows from finance leases	$6.7	$2.7
Financing cash flows from finance leases	$29.4	$1.8
Supplemental non-cash information on right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$18.2	$36.4
Finance leases	$4.0	$2.1
Separately, we recorded an impairment loss inclusive of our Denver, Colorado office lease right-of use asset during the nine months ended September 30, 2020 as discussed in Note 5, "Special Items."

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
None of our other outstanding debt is registered with the SEC, and such other outstanding debt is guaranteed on a senior unsecured basis by the Parent and/or Subsidiary Guarantors. These guarantees are full and unconditional and joint and several. See Note 8, "Debt" for details of all debt issued and outstanding as of September 30, 2020.

Presentation
The following information sets forth the unaudited condensed consolidating statements of operations for the three and nine months ended September 30, 2020 and September 30, 2019, unaudited condensed consolidating balance sheets as of September 30, 2020 and December 31, 2019, and unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2020 and September 30, 2019. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Issuer and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of MCBC and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	September 30, 2020
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$4.4	$2,588.2	$929.3	$(143.5)	$3,378.4
Excise taxes	—	(354.1)	(270.8)	—	(624.9)
Net sales	4.4	2,234.1	658.5	(143.5)	2,753.5
Cost of goods sold	(0.5)	(1,241.4)	(446.1)	137.0	(1,551.0)
Gross profit	3.9	992.7	212.4	(6.5)	1,202.5
Marketing, general and administrative expenses	(22.2)	(479.2)	(139.6)	6.5	(634.5)
Special items, net	(1.4)	(27.8)	(30.5)	—	(59.7)
Equity income (loss) in subsidiaries	400.2	(6.7)	52.3	(445.8)	—
Operating income (loss)	380.5	479.0	94.6	(445.8)	508.3
Interest income (expense), net	(59.3)	23.2	(31.8)	—	(67.9)
Other pension and postretirement benefits (costs), net	(0.1)	5.1	2.6	—	7.6
Other income (expense), net	0.6	1.9	(0.1)	—	2.4
Income (loss) before income taxes	321.7	509.2	65.3	(445.8)	450.4
Income tax benefit (expense)	21.1	(109.1)	(16.0)	—	(104.0)
Net income (loss)	342.8	400.1	49.3	(445.8)	346.4
Net (income) loss attributable to noncontrolling interests	—	—	(3.6)	—	(3.6)
Net income (loss) attributable to MCBC	$342.8	$400.1	$45.7	$(445.8)	$342.8
Comprehensive income (loss) attributable to MCBC	$505.0	$581.2	$252.9	$(834.1)	$505.0

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

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN MILLIONS)
(UNAUDITED)

	Nine Months Ended
	September 30, 2020
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$10.1	$7,156.6	$2,174.3	$(395.0)	$8,946.0
Excise taxes	—	(964.1)	(622.2)	—	(1,586.3)
Net sales	10.1	6,192.5	1,552.1	(395.0)	7,359.7
Cost of goods sold	(1.4)	(3,696.9)	(1,165.4)	377.1	(4,486.6)
Gross profit	8.7	2,495.6	386.7	(17.9)	2,873.1
Marketing, general and administrative expenses	(85.3)	(1,304.5)	(416.8)	17.9	(1,788.7)
Special items, net	(16.8)	(154.9)	(38.9)	—	(210.6)
Equity income (loss) in subsidiaries	641.3	(240.0)	48.6	(449.9)	—
Operating income (loss)	547.9	796.2	(20.4)	(449.9)	873.8
Interest income (expense), net	(179.7)	38.1	(64.9)	—	(206.5)
Other pension and postretirement benefits (costs), net	(0.4)	15.3	7.8	—	22.7
Other income (expense), net	0.3	1.8	1.3	—	3.4
Income (loss) before income taxes	368.1	851.4	(76.2)	(449.9)	693.4
Income tax benefit (expense)	52.7	(208.8)	(109.1)	—	(265.2)
Net income (loss)	420.8	642.6	(185.3)	(449.9)	428.2
Net (income) loss attributable to noncontrolling interests	—	—	(7.4)	—	(7.4)
Net income (loss) attributable to MCBC	$420.8	$642.6	$(192.7)	$(449.9)	$420.8
Comprehensive income (loss) attributable to MCBC	$199.6	$583.0	$(270.3)	$(312.7)	$199.6

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN MILLIONS)
(UNAUDITED)

	Nine Months Ended
	September 30, 2019
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$96.1	$7,606.7	$2,688.1	$(472.8)	$9,918.1
Excise taxes	—	(1,032.5)	(792.4)	—	(1,824.9)
Net sales	96.1	6,574.2	1,895.7	(472.8)	8,093.2
Cost of goods sold	(5.9)	(3,864.2)	(1,323.0)	334.9	(4,858.2)
Gross profit	90.2	2,710.0	572.7	(137.9)	3,235.0
Marketing, general and administrative expenses	(188.1)	(1,552.1)	(512.8)	137.9	(2,115.1)
Special items, net	(0.4)	(281.3)	(384.7)	—	(666.4)
Equity income (loss) in subsidiaries	221.5	(450.0)	(186.2)	414.7	—
Operating income (loss)	123.2	426.6	(511.0)	414.7	453.5
Interest income (expense), net	(228.3)	255.7	(231.9)	—	(204.5)
Other pension and postretirement benefits (costs), net	—	3.5	21.5	—	25.0
Other income (expense), net	(0.5)	(67.1)	66.9	—	(0.7)
Income (loss) before income taxes	(105.6)	618.7	(654.5)	414.7	273.3
Income tax benefit (expense)	183.6	(395.2)	18.3	—	(193.3)
Net income (loss)	78.0	223.5	(636.2)	414.7	80.0
Net (income) loss attributable to noncontrolling interests	—	—	(2.0)	—	(2.0)
Net income (loss) attributable to MCBC	$78.0	$223.5	$(638.2)	$414.7	$78.0
Comprehensive income attributable to MCBC	$(75.5)	$102.3	$(760.2)	$657.9	$(75.5)

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
(IN MILLIONS)
(UNAUDITED)

	As of
	September 30, 2020
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$48.4	$152.5	$530.4	$—	$731.3
Accounts receivable, net	—	375.5	318.7	—	694.2
Other receivables, net	2.4	77.2	43.5	—	123.1
Inventories, net	—	494.5	163.2	—	657.7
Other current assets, net	0.8	313.7	119.7	—	434.2
Intercompany accounts receivable	458.2	1,487.7	92.8	(2,038.7)	—
Total current assets	509.8	2,901.1	1,268.3	(2,038.7)	2,640.5
Properties, net	3.0	3,013.8	1,163.3	—	4,180.1
Goodwill	—	6,141.1	1,483.0	—	7,624.1
Other intangibles, net	2.5	11,530.5	1,877.4	—	13,410.4
Net investment in and advances to subsidiaries	22,014.5	8,152.1	4,262.7	(34,429.3)	—
Other assets	122.0	361.2	419.4	(82.4)	820.2
Total assets	$22,651.8	$32,099.8	$10,474.1	$(36,550.4)	$28,675.3
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$167.2	$1,830.3	$1,070.9	$—	$3,068.4
Current portion of long-term debt and short-term borrowings	1,224.0	5.7	12.4	—	1,242.1
Intercompany accounts payable	1,208.0	496.0	334.7	(2,038.7)	—
Total current liabilities	2,599.2	2,332.0	1,418.0	(2,038.7)	4,310.5
Long-term debt	6,293.7	760.5	75.3	—	7,129.5
Pension and postretirement benefits	7.7	669.9	13.9	—	691.5
Deferred tax liabilities	—	1,608.2	750.2	(82.4)	2,276.0
Other liabilities	239.7	164.0	88.5	—	492.2
Intercompany notes payable	—	3,942.2	3,788.6	(7,730.8)	—
Total liabilities	9,140.3	9,476.8	6,134.5	(9,851.9)	14,899.7
MCBC stockholders' equity	13,512.7	26,410.4	8,018.9	(34,429.3)	13,512.7
Intercompany notes receivable	(1.2)	(3,787.4)	(3,942.2)	7,730.8	—
Total stockholders' equity	13,511.5	22,623.0	4,076.7	(26,698.5)	13,512.7
Noncontrolling interests	—	—	262.9	—	262.9
Total equity	13,511.5	22,623.0	4,339.6	(26,698.5)	13,775.6
Total liabilities and equity	$22,651.8	$32,099.8	$10,474.1	$(36,550.4)	$28,675.3

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

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Nine Months Ended
	September 30, 2020
	Parent Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$498.3	$774.0	$220.9	$—	$1,493.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(4.9)	(333.2)	(118.3)	—	(456.4)
Proceeds from sales of properties and other assets	—	2.3	2.3	—	4.6
Other	3.2	(4.5)	1.8	—	0.5
Net intercompany investing activity	(73.2)	(3,611.3)	(3,569.1)	7,253.6	—
Net cash provided by (used in) investing activities	(74.9)	(3,946.7)	(3,683.3)	7,253.6	(451.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under equity compensation plans	4.0	—	—	—	4.0
Dividends paid	(115.3)	—	(10.0)	—	(125.3)
Payments on debt and borrowings	(500.0)	(404.2)	(9.3)	—	(913.5)
Proceeds on debt and borrowings	—	—	1.5	—	1.5
Net proceeds from (payments on) revolving credit facilities and commercial paper	224.6	—	—	—	224.6
Change in overdraft balances and other	(4.0)	(34.6)	6.0	—	(32.6)
Net intercompany financing activity	—	3,641.0	3,612.6	(7,253.6)	—
Net cash provided by (used in) financing activities	(390.7)	3,202.2	3,600.8	(7,253.6)	(841.3)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	32.7	29.5	138.4	—	200.6
Effect of foreign exchange rate changes on cash and cash equivalents	—	3.4	3.9	—	7.3
Balance at beginning of year	15.7	119.6	388.1	—	523.4
Balance at end of period	$48.4	$152.5	$530.4	$—	$731.3

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in this Quarterly Report on Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 ("Annual Report"), as well as our unaudited condensed consolidated interim financial statements and the accompanying notes included in this report. Due to the seasonality of our operating results, quarterly financial results are not an appropriate basis from which to project annual results.
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Molson Coors Beverage Company ("MCBC" or the "Company") (formerly known as Molson Coors Brewing Company), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments.
On January 1, 2020, we changed our management structure from a corporate center and four segments to two segments - North America and Europe. Our International segment was reconstituted with the Africa and Asia Pacific businesses reporting into the Europe segment and the remaining International business reporting into the North America segment. Accordingly, effective January 1, 2020, our reporting segments include: North America (North America segment), operating in the U.S., Canada and various countries in Latin and South America; and Europe (Europe segment), operating in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the U.K., various other European countries, and certain countries within Africa and Asia Pacific. We have recast the historical presentation of segment information as a result of these reporting segment changes accordingly. See Part 1 - Item 1. Financial Statements, Note 3 "Segment Reporting" for further discussion of the segment change.
Unless otherwise indicated, information in this report is presented in USD and comparisons are to comparable prior periods. Our primary operating currencies, other than the USD, include the CAD, the GBP, and our Central European operating currencies such as the EUR, CZK, HRK and RSD.
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
Coronavirus Global Pandemic
On March 11, 2020, the World Health Organization characterized the outbreak of the novel coronavirus disease, known as COVID-19, as a global pandemic and recommended containment and mitigation measures. We are actively monitoring the impact of the coronavirus pandemic, which had a material adverse effect on our operations, liquidity, financial condition, and results of operations during the second quarter of 2020 due to the on-premise closures worldwide. While the adverse effects of the coronavirus pandemic continued into the third quarter of 2020 due to on-premise locations only being open at partial capacity and at reduced hours and is expected to have an impact for the rest of 2020 and beyond, we do not currently anticipate the adverse effects to be as material as were observed in the second quarter of 2020. The effects of the pandemic remain highly uncertain especially around the severity and duration of the outbreak and actions by government authorities to contain the pandemic or address its impact, among other things.
Many governmental entities across North America and Europe required that bars and restaurants close or cease sit-down service during the second quarter of 2020, which negatively impacted the on-premise sales of our beverages and led to the incurrence of costs to repurchase products that on-premise accounts or distributors were unable or prohibited from selling as a result of the governmental regulations. This can be seen in our financial results during the nine months ended September 30, 2020. During this same period, other restaurants and bars implemented closures or modified their hours, either voluntarily or as a result of governmental orders or quarantines. At the end of the second quarter and into the third quarter of 2020, there was a phased reopening of a significant number of on-premise accounts in certain of our markets, but with restrictions. Sales to restaurants and bars have not returned to pre-pandemic levels and in many instances, the reopened on-premise accounts have been impacted by further restrictions imposed as a result of increased spread of the coronavirus. In addition, sporting events, festivals and other large public gatherings where our products are served have been canceled throughout North America and Europe. See "Outlook" for additional details. Sales to on-premise customers tend to be higher margin than sales to off-premise (retail outlets) customers. Additionally, these and other governmental or societal impositions of restrictions on public gatherings, especially if prolonged in nature, whether government or self-imposed, will have adverse effects on on-premise traffic and, in turn, our business.
As expected, we experienced a significant adverse volume impact in the nine months ended September 30, 2020 resulting from the initial closure of, and subsequent continued impacts to, the on-premise channel. As perspective, we estimate that approximately 23% of our 2019 consolidated net sales resulted from on-premise consumption, with approximately 17% of our North America net sales and approximately 50-55% of our Europe net sales each coming from this important part of the industry, and in many of our markets the on-premise business had been reduced to zero for much of the second quarter. See further discussion below under "Results of Operations" regarding the historical percentage of volume and net sales represented in the on-premise within our North America and Europe segment businesses and resulting implications to expected profitability as a result of the effective closures of the on-premise in the markets in which we operate. While we began to see some of the on-premise return in June in many of these markets, with the notable exception of the U.K. which did not reopen until early July, business and consumer behavior in the channel has been slow and remains uncertain. Therefore, as a result of this uncertainty, along with the growing risk of a return of shutdowns in certain markets, we currently continue to expect a significant adverse impact to both net sales and profit performance for fiscal 2020, and, possibly, beyond.
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
Further, during the nine months ended September 30, 2020 we recorded charges of $15.5 million within cost of goods sold related to temporary "thank you" pay for certain essential North America brewery employees. Additionally, in order to support the challenges facing our on-premise customers and retailers, and our overall commitment to quality, during the first quarter of 2020, we initiated voluntary temporary keg relief programs in many of our markets providing customers with reimbursements for untapped kegs that meet certain established return requirements. As a result, our results for the nine months ended September 30, 2020 further include aggregate charges of $43.7 million, inclusive of a reduction to net sales of $31.1 million for estimated reimbursements through these keg relief programs, as well as charges of $12.6 million within cost of goods sold related to obsolete finished goods keg inventories that were unable to be sold within our freshness specifications as a result of the ongoing on-premise impacts, as well as the estimated costs to facilitate the above mentioned keg returns. These keg return and inventory obsolescence charges were recognized primarily during the first quarter of 2020. See Part I—Item 1. Financial Statements, Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for additional details.
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
As a result of the ongoing impacts of the pandemic, we have continued to take various mitigating actions to offset some of the implications to our employees and communities, as well as the challenges to performance, while also ensuring liquidity and deleverage remain key priorities as further discussed within "Outlook" below. In addition to actions already taken, additional actions may be necessary. Such potential actions include, but are not limited to, drawing on our revolving line of credit facility, issuing additional commercial paper under our U.S. commercial paper program, issuing commercial paper under the COVID Corporate Financing Facility in the U.K. (see Part I—Item 1. Financial Statements, Note 8, "Debt" for further discussion of the facilities and our remaining capacity), further accessing the capital markets, reducing discretionary spending including marketing, general and administrative as well as capital expenditures, asset monetization and taking advantage of certain governmental programs such as furloughs in the U.K. and government relief and payment deferral programs, for example by the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and other such government-sponsored legislation and programs. In late May 2020, our board of directors also suspended our regular quarterly dividends on our Class A and Class B common and exchangeable shares otherwise payable in fiscal year 2020. See "Liquidity and Capital

Resources" and Part II—Item 1A. "Risk Factors" in this report for additional information regarding the impact of the global coronavirus pandemic. We also continue to monitor the impacts of the pandemic on the recoverability of our assets, including goodwill and indefinite-lived intangible assets. While we have not recognized any resulting impairment losses at this time, if the duration of the pandemic is prolonged and the severity of its impact continues or worsens, it could result in significant impairment losses. See Part I—Item 1. Financial Statements, Note 7, "Goodwill and Intangible Assets" for further details.
Revitalization Plan
On October 28, 2019, we initiated a revitalization plan designed to allow us to invest across our portfolio to drive long-term, sustainable success. The plan is to accelerate investments behind our largest brands, invest significantly in the above premium segment and invest more in whitespace and beyond beer opportunities. Progress has been made against these ambitions despite the complexities and adversity brought by the coronavirus pandemic. The savings from the revitalization plan have been routed not only to the goals of the revitalization plan, but also to protecting our cash and liquidity position during the uncertain time brought on by the pandemic. The combined segment share for Coors Light and Miller Lite continues to grow in the United States despite the constraints of the pandemic restrictions. We increased the proportion of our above premium products in our North America portfolio and introduced new hard seltzer products to markets in the United States and parts of Europe. Additionally, Truss, our joint venture with HEXO, introduced ready-to-drink cannabis beverages in Canada. See "Outlook" below for additional discussion regarding progress on our revitalization plan.
We also made the determination to establish Chicago, Illinois as our North American operational headquarters, close our office in Denver, Colorado and consolidate certain administrative functions into our other existing office locations. Effective January 1, 2020, we changed our management structure from a corporate center and four segments to two segments - North America and Europe. We also have certain activity that is not allocated to our segments, which has been reflected as “Unallocated.” Specifically, "Unallocated" activity primarily includes financing related costs such as interest expense and income, foreign exchange gains and losses on intercompany balances related to financing and other treasury-related activities, and the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides. Additionally, only the service cost component of net periodic pension and OPEB cost is reported within each operating segment, and all other components remain unallocated. We have recast the historical presentation of segment information as a result of these reporting segment changes accordingly. See Part I - Item 1. Financial Statements, Note 3, "Segment Reporting" for additional details.
In connection with these consolidation activities, we have incurred and currently expect to continue to incur certain cash and non-cash restructuring charges related to severance, retention and transition costs, employee relocation, non-cash asset related costs, lease impairment and exit costs in connection with our office lease in Denver, Colorado, and other transition activities currently estimated in the range of approximately $90 million to $120 million in the aggregate, the majority of which are cash charges that we began recognizing as special items in the fourth quarter of 2019, and have been, and will continue to, further recognize through fiscal years 2020 and 2021. During the three and nine months ended September 30, 2020, we recognized severance and retention charges of $2.8 million and $33.9 million, respectively. These charges, along with the other revitalization costs, bring the aggregate of such charges to approximately $95 million since the plan was initiated in 2019. See Part I—Item 1. Financial Statements, Note 5, "Special Items” for additional details related to these restructuring and other charges.
After taking into account all changes in each of the business units, including Europe, the plan is expected to reduce employment levels, in aggregate, by approximately 600 employees globally. We currently expect the costs associated with the restructuring to be substantially recognized by the end of fiscal year 2021.

Summary of Consolidated Results of Operations
The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and September 30, 2019. See Part I-Item 1. Financial Statements for additional details of our U.S. GAAP results.

	Three Months Ended			Nine Months Ended
	September 30, 2020	September 30, 2019	% change	September 30, 2020	September 30, 2019	% change
	(In millions, except percentages and per share data)
Financial volume in hectoliters	23.789	25.044	(5.0)%	64.803	70.956	(8.7)%
Net sales	$2,753.5	$2,841.6	(3.1)%	$7,359.7	$8,093.2	(9.1)%
Net income (loss) attributable to MCBC	$342.8	$(402.8)	N/M	$420.8	$78.0	N/M
Net income (loss) attributable to MCBC per diluted share	$1.58	$(1.86)	N/M	$1.94	$0.36	N/M
N/M = Not meaningful
Third Quarter 2020 Financial Highlights
During the third quarter of 2020, we recognized net income attributable to MCBC of $342.8 million compared to a net loss of $402.8 million in the prior year. This increase was driven by lower special charges of approximately $644 million primarily due to cycling a $668.3 million goodwill impairment charge recognized in our North America segment in the third quarter of 2019 partially offset by higher current year asset impairment losses in Europe, an approximate $90 million year-over-year variance resulting from favorable unrealized mark-to-market changes on our commodity positions and HEXO Corp. ("HEXO") warrants, as well as lower marketing, general and administrative expenses, positive pricing in the U.S. and Canada, partially offset by lower financial volume and unfavorable mix. The decline in marketing, general and administrative expense was driven by adjusting marketing spend related to areas impacted by the coronavirus pandemic, particularly sports and live entertainment events, cost savings related to the revitalization plan and targeted cost mitigation actions. The savings were partially offset by cycling lower incentive compensation in the prior year and higher current year media investment in North America.
Net sales of approximately $2.8 billion in the third quarter of 2020 decreased 3.1% from the prior year, driven by financial volume declines related to continued on-premise restrictions from the coronavirus pandemic, as well as unfavorable channel mix across all major markets, partially offset by higher net pricing in the U.S. and Canada as well as positive brand and package mix in the U.S. In addition to the on-premise restrictions, North America packaging material constraints contributed to lower brand and financial volumes, particularly in the economy and premium segments.
Regional financial highlights:
•North America segment income before income taxes was $400.8 million in the third quarter of 2020, compared to a loss before income taxes of $287.4 million in the prior year driven by lower special charges, including the above mentioned goodwill impairment loss, net pricing increases in the U.S and Canada, favorable brand and package mix in the U.S., lower marketing, general and administrative expense and cost savings in cost of goods sold, partially offset by lower financial volume and cost of goods sold inflation. The lower marketing, general and administrative expense was driven by lower marketing spend in areas impacted by the coronavirus pandemic, particularly sports and live entertainment events, and other cost mitigation actions, as well as cost savings related to the revitalization plan, partially offset by cycling lower incentive compensation in the prior year and higher current year media investment.
•Europe segment, income before income taxes was $40.9 million in the third quarter of 2020, compared to $52.9 million in the prior year primarily due to lower gross profit as a result of the on-premise impacts of the coronavirus pandemic and higher special charges, partially offset by lower marketing, general administrative expenses driven by cost mitigation actions.
See "Results of Operations" below for further analysis of our segment results.
Brand highlights:
•Blue Moon global brand volume decreased 7.3% in the third quarter of 2020 versus 2019, driven by declines in North America, specifically in the U.S, primarily as a result of the on-premise impacts of the coronavirus pandemic. However, declines in the third quarter of 2020 were significantly less than declines in the second quarter of 2020 as on-premise accounts began to re-open in the U.S. and Blue Moon LightSky's successful U.S. performance boosted the overall brand performance.
•Carling brand volume in Europe decreased 6.9% during the third quarter of 2020 versus 2019, due to lower volumes in the U.K., the brand's primary market as a result of the on-premise impacts of the coronavirus pandemic.
•Coors global brand volume - Coors Light global brand volume decreased 6.7% during the third quarter of 2020 versus 2019. The overall volume decrease in the third quarter of 2020 was primarily driven by declines across North America and Europe primarily as a result of the on-premise impacts of the coronavirus pandemic. Despite volume declines in the U.S., Coors Light gained share of the U.S. premium light segment for the sixth consecutive quarter.
•Miller global brand volume - Miller Lite global brand volumes decreased 1.9% during the third quarter of 2020 versus 2019, primarily driven by declines in the U.S. and Canada primarily as a result of the on-premise impacts of the coronavirus pandemic, partially offset by growth in Latin America. However, Miller Lite gained share of the U.S. premium light segment for the twenty-fourth consecutive quarter. Miller Genuine Draft global brand volume decreased 4.3% during the third quarter of 2020 versus 2019, primarily due to coronavirus related decreases in the U.S and Canada, partially offset by growth in Latin America.
•Staropramen global brand volume, including royalty volume, increased 3.2% during the third quarter of 2020 versus 2019, primarily driven by higher volumes in European markets outside Czech Republic, the brand's primary market.
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

	Three Months Ended			Nine Months Ended
	September 30, 2020	September 30, 2019	% change	September 30, 2020	September 30, 2019	% change
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	23.789	25.044	(5.0)%	64.803	70.956	(8.7)%
Less: Contract brewing, wholesaler and non-beer volume	(1.739)	(1.986)	(12.4)%	(4.902)	(5.921)	(17.2)%
Add: Royalty volume	1.116	1.169	(4.5)%	2.668	2.946	(9.4)%
Add: STW to STR adjustment	0.211	0.441	(52.2)%	0.148	(0.823)	N/M
Total worldwide brand volume	23.377	24.668	(5.2)%	62.717	67.158	(6.6)%

Worldwide Brand Volume by Segment
North America	16.561	17.461	(5.2)%	46.458	48.677	(4.6)%
Europe	6.816	7.207	(5.4)%	16.259	18.481	(12.0)%
Total	23.377	24.668	(5.2)%	62.717	67.158	(6.6)%
N/M = Not meaningful

Our worldwide brand volume decreased 5.2% and 6.6% during the three and nine months ended September 30, 2020, respectively, compared to prior year, while financial volume decreased 5.0% and 8.7% during the three and nine months ended September 30, 2020, respectively, compared to prior year. This reflects the impacts of the coronavirus pandemic and the related closure of on-premise outlets in both North America and Europe, as well as market share declines in part due to prioritization of certain key brands and package types to meet off-premise demand while dealing with packaging supply constraints, and lower contract brewing volumes in North America. Despite this and the gradual re-opening of on-premise locations during the third quarter, the increase in off-premise brand volumes was not sufficient to offset the volume losses experienced related to the on-premise restrictions, resulting in overall brand volume declines. This has continued into October 2020 as we see further uncertainty around the level of on-premise restrictions across North America and Europe. As a result, we do not expect off-premise volumes to fully offset the loss of the on-premise volume due to closures related to the pandemic.
Net Sales Drivers
For the three months ended September 30, 2020 versus September 30, 2019, by segment (in percentages):

	Volume	Price, Product and Geography Mix	Currency	Total
Consolidated	(5.0)%	1.4%	0.5%	(3.1)%
North America	(4.0)%	3.2%	(0.2)%	(1.0)%
Europe	(7.7)%	(7.6)%	3.1%	(12.2)%

For the nine months ended September 30, 2020 versus September 30, 2019, by segment (in percentages):

	Volume	Price, Product and Geography Mix	Currency	Total
Consolidated	(8.7)%	(0.1)%	(0.3)%	(9.1)%
North America	(6.7)%	1.4%	(0.2)%	(5.5)%
Europe	(14.5)%	(10.3)%	(0.1)%	(24.9)%

Income taxes

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Effective tax rate	23%	(29)%	38%	71%

The change in the effective tax rate for the three and nine months ended September 30, 2020 was primarily driven by the impact of the $668.3 million goodwill impairment loss within our North America segment recognized in the third quarter of 2019. Specifically, this impairment loss, which resulted in a pretax loss during the three months ended September 30, 2019 and a significant reduction to our pretax income during the nine months ended September 30, 2019, was nondeductible for income tax purposes, resulting in a negative effective tax rate during the three months ended September 30, 2019, and a significant increase to our effective tax rate during the nine months ended September 30, 2019. Separately, our effective tax rate during the nine months ended September 30, 2020 was impacted by the recognition of approximately $135 million of discrete tax expense in the second quarter of 2020 related to the hybrid regulations enacted in the second quarter of 2020 as further discussed below.
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
During the third quarter of 2020, the U.K. government enacted, and royal assent was received, legislation to repeal the previously enacted reduction to the corporate income tax rate that was due to take effect April 1, 2020, that changed the previously anticipated corporate income tax rate from 17% to 19%. As a result, we remeasured our deferred tax liabilities resulting in the recognition of discrete tax expense of approximately $6 million during the three months ended September 30, 2020.
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
Refer to Part I - Item 1. Financial Statements, Note 6, "Income Tax" for discussion regarding our effective tax rate.

Results of Operations
North America Segment

	Three Months Ended			Nine Months Ended
	September 30, 2020	September 30, 2019	% change	September 30, 2020	September 30, 2019	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)	17.329	18.050	(4.0)%	49.433	52.972	(6.7)%
Sales(2)	$2,609.4	$2,644.6	(1.3)%	$7,213.2	$7,647.7	(5.7)%
Excise taxes	(357.1)	(370.3)	(3.6)%	(971.0)	(1,040.2)	(6.7)%
Net sales(2)	2,252.3	2,274.3	(1.0)%	6,242.2	6,607.5	(5.5)%
Cost of goods sold(2)	(1,304.4)	(1,322.3)	(1.4)%	(3,738.8)	(3,896.2)	(4.0)%
Gross profit	947.9	952.0	(0.4)%	2,503.4	2,711.3	(7.7)%
Marketing, general and administrative expenses	(517.3)	(552.9)	(6.4)%	(1,439.1)	(1,674.9)	(14.1)%
Special items, net(3)	(29.3)	(677.3)	(95.7)%	(172.5)	(635.3)	(72.8)%
Operating income (loss)	401.3	(278.2)	N/M	891.8	401.1	122.3%
Interest income (expense), net	(0.3)	2.6	N/M	(2.0)	4.6	N/M
Other income (expense), net	(0.2)	(11.8)	(98.3)%	(1.3)	1.3	N/M
Income (loss) before income taxes	$400.8	$(287.4)	N/M	$888.5	$407.0	118.3%
N/M = Not meaningful
(1)Excludes royalty volume of 0.584 million hectoliters and 1.387 million hectoliters for the three and nine months ended September 30, 2020, and excludes royalty volume of 0.632 million hectoliters and 1.550 million hectoliters for the three and nine months ended September 30, 2019, respectively. The results for the three and nine months ended September 30, 2019 have been recast to reflect the segment changes as part of the revitalization plan.
(2)Includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.
(3)See Part I—Item 1. Financial Statements, Note 5, "Special Items" for detail of special items.
Significant events
We continue to monitor the coronavirus pandemic, which has had, and we currently expect will continue to have, a material adverse effect on our North America results of operations for fiscal year 2020 and, possibly, beyond. As expected, we experienced a significant adverse impact in the nine month period ended September 30, 2020 resulting from the initial closure of, and subsequent continued impacts to, the on-premise channel. As perspective, we estimate that approximately 16% and 17% of our fiscal year 2019 North America volume and net sales, respectively, was from the on-premise channel, which tends to be more profitable than the off-premise channel as a result of its higher above premium brand mix. While we began to see some of the on-premise return in June, due to limitations and restrictions as well as consumer uncertainty, volume has not returned to pre-pandemic levels. We have seen some of the on-premise demand shift to the off-premise; however, this shift has not been proportionate to the severe declines in volume lost from the on-premise closures and weakened demand. As a result of the coronavirus pandemic and resulting government-imposed restrictions and related on-premise closures, this portion of our business effectively ceased entirely from the middle of March of 2020 into the beginning of the third quarter of 2020. Additionally, continuing governmental or societal impositions on bars and restaurants and restrictions on public gatherings including the growing risk of a return of shutdowns, especially if prolonged in nature, we expect will continue to have adverse effects on on-premise traffic and, in turn, our business performance, cash flows and liquidity. Further, the CAD has become volatile as a result of the ongoing uncertainties and impacts of the coronavirus pandemic. Any significant weakening of the CAD to the USD could have an adverse impact on our results due to the relative magnitude of our Canadian business.

Our results for the nine months ended September 30, 2020 include a reduction to net sales of $14.1 million and charges to cost of goods sold of $9.7 million related to the recognition of estimated sales returns and finished good obsolescence reserves and related costs resulting from the on-premise impacts of the coronavirus pandemic. These charges were primarily recognized during the first quarter of 2020, with reductions in charges recognized within net sales and cost of goods sold of $5.5 million and $2.5 million, respectively, in the third quarter as a result of changes in estimates. We also recognized charges to cost of goods sold of $15.5 million in the second quarter of 2020 related to temporary "thank you" pay for certain essential North America brewery employees.
In the third quarter of 2020, we, in collaboration with D.G. Yuengling & Son, Inc. ("Yuengling"), formed The Yuengling Company LLC ("TYC"), a 50% - 50% joint venture by MCBC and DGY West Holdings, LP that, pursuant to an operating agreement, formed to expand commercialization of Yuengling's brands with operation currently expected to commence in the second half of 2021. TYC will oversee any new market expansion in the U.S. outside Yuengling's current 22-state footprint and New England. We expect that TYC will expand in a methodical pace following disciplined and steady growth.
As part of our revitalization plan announced during the fourth quarter of 2019, we initiated restructuring activities and continue to incur severance and other employee-related costs as special items.
Following management approval in December 2019, in January 2020, we announced plans to cease production at our Irwindale, California brewery and entered into an option agreement with Pabst Brewing Company, LLC ("Pabst"), granting Pabst an option to purchase our Irwindale, California brewery, including plant equipment and machinery and the underlying land for $150 million, subject to adjustment as further specified in the option agreement. Pursuant to the option agreement, on May 4, 2020, Pabst exercised its option to purchase the Irwindale Brewery which is expected to be completed in the fourth quarter of 2020, subject to the satisfaction of certain customary closing conditions. Production at the Irwindale brewery ceased during the third quarter of 2020. We recorded special charges related to the Irwindale brewery closure as further discussed in Part I—Item 1. Financial Statements, Note 5, "Special Items."
The volatility of aluminum prices, inclusive of Midwest Premium and tariffs, continued to significantly impact our results during the first three quarters of 2020. To the extent these prices continue to fluctuate, our business and financial results could be materially adversely impacted. We continue to monitor these risks and rely on our risk management hedging program to help mitigate price risk exposure for commodities including aluminum and fuel.
In further efforts to help optimize the North America brewery network, in the third quarter of 2017, we announced a plan to build a more efficient and flexible brewery in Longueuil, Quebec. During the second quarter of 2019, we completed the sale of our Montreal brewery for $96.2 million, resulting in a $61.3 million gain, which was recorded as a special item. In conjunction with the sale, we agreed to lease back the existing property to continue operations on an uninterrupted basis until the new brewery is operational, which we currently expect to occur in 2021. However, due to the uncertainty inherent in our estimates, the timing of the brewery closure is subject to change. We will continue to incur significant capital expenditures associated with the construction of the new brewery in Longueuil, Quebec, through its estimated completion in late 2021.
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
In June 2019, Health Canada released final regulations resulting in the legalization of new classes of cannabis products including edibles and cannabis infused beverages on October 17, 2019, with product sales being permitted sixty days after submission of the beverage formulations to Health Canada and satisfaction of all other licensing and regulatory preconditions. Truss, our joint venture with HEXO in Canada, began sales of its THC and CBD infused beverages across the Canadian market during the third quarter of 2020. Separately, in April 2020, we completed the formation of a new joint venture with HEXO to explore opportunities for non-alcohol hemp-derived CBD beverages in Colorado.
Foreign currency impact on results
During the three and nine months ended September 30, 2020, foreign currency movements unfavorably impacted our North America USD income before income taxes by $0.5 million and $1.8 million, respectively. Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Brand volume decreased 5.2% and 4.6%, for the three and nine months ended September 30, 2020 compared to prior year, due to on-premise outlet restrictions as well as packaging constraints contributing to declines in the economy and premium segments. Financial volume declined 4.0% and 6.7% for the three and nine months ended September 30, 2020 respectively, compared to prior year, reflecting lower brand volume. North America shipment timing was positive in the third quarter of 2020, but unfavorable for the nine months ended September 30, 2020, largely due to aluminum can supply and other packaging material constraints as well as lower contract brewing volume.
Net sales per hectoliter on a brand volume basis increased 3.6% and 1.2% for the three and nine months ended September 30, 2020, respectively, compared to prior year. The increase in the third quarter was driven by positive brand and package mix in the U.S. as well as net pricing increases in the U.S. and Canada, partially offset by negative brand and channel mix in Canada attributed to the shift of volume from on-premise to off-premise. The increase for the first three quarters was driven by the same factors, partially offset by the estimated keg sales returns and reimbursements recognized in the first quarter of 2020 related to the on-premise impacts of the coronavirus pandemic. Net sales per hectoliter on a reported basis in local currency increased 3.3% and 1.5% for the three and nine months ended September 30, 2020 compared to prior year.
Cost of goods sold
Cost of goods sold per hectoliter in local currency for the three and nine months ended September 30, 2020 increased 2.9% and 3.1%, respectively, compared to prior year, driven by volume deleverage, product mix and cost inflation, partially offset by cost savings. Additionally, cost of goods sold per hectoliter in local currency for the nine months ended September 30, 2020 was also impacted by finished good obsolescence reserves and related costs recognized in the first quarter of 2020 resulting from the on-premise impacts of the coronavirus pandemic, as well as temporary "thank you" pay for certain essential North America brewery employees, partially offset by the favorable resolution of our property tax appeal for our Golden, Colorado brewery.
Marketing, general and administrative expenses
Marketing, general and administrative expenses in local currency for the three and nine months ended September 30, 2020 decreased 6.3% and 13.8%, respectively, compared to prior year, primarily driven by lower marketing spend in areas impacted by the coronavirus pandemic, such as sports and live entertainment events, and other cost mitigation actions, as well as cost savings related to the revitalization plan, partially offset by cycling lower incentive compensation in the prior year. The three months ended September 30, 2020 also included higher media investment versus the third quarter of 2019.
Other income (expense), net
The change in other income (expense) during the three and nine months ended September 30, 2020 was primarily driven by unrealized mark-to-market changes on our HEXO warrants.

Europe Segment

	Three Months Ended			Nine Months Ended
	September 30, 2020	September 30, 2019	% change	September 30, 2020	September 30, 2019	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)	6.478	7.020	(7.7)%	15.443	18.066	(14.5)%
Sales(2)	$771.9	$860.1	(10.3)%	$1,744.1	$2,288.5	(23.8)%
Excise taxes	(267.8)	(286.1)	(6.4)%	(615.3)	(784.7)	(21.6)%
Net sales(2)	504.1	574.0	(12.2)%	1,128.8	1,503.8	(24.9)%
Cost of goods sold(2)	(313.9)	(354.9)	(11.6)%	(783.8)	(968.1)	(19.0)%
Gross profit	190.2	219.1	(13.2)%	345.0	535.7	(35.6)%
Marketing, general and administrative expenses	(117.2)	(137.3)	(14.6)%	(349.6)	(440.2)	(20.6)%
Special items, net(3)	(30.4)	(26.0)	16.9%	(38.1)	(31.1)	22.5%
Operating income (loss)	42.6	55.8	(23.7)%	(42.7)	64.4	N/M
Interest income (expense), net	(1.3)	(1.5)	(13.3)%	(4.0)	(4.3)	(7.0)%
Other income (expense), net	(0.4)	(1.4)	(71.4)%	(0.2)	(2.2)	(90.9)%
Income (loss) before income taxes	$40.9	$52.9	(22.7)%	$(46.9)	$57.9	N/M
N/M = Not meaningful
(1)Excludes royalty volume of 0.532 million hectoliters and 1.281 million hectoliters for the three and nine months ended September 30, 2020, and excludes royalty volume of 0.537 million hectoliters and 1.396 million hectoliters for the three and nine months ended September 30, 2019, respectively. The results for the three and nine months ended September 30, 2019 have been recast to reflect the segment changes as part of the revitalization plan.
(2)Includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.
(3)See Part I-Item 1. Financial Statements, Note 5, "Special Items" for detail of special items.
Significant events
We continue to monitor the coronavirus pandemic, which has had, and we currently expect will continue to have, a material adverse effect on our Europe results of operations for fiscal year 2020 and, possibly, beyond. As expected, we experienced a significant adverse impact in the first three quarters of 2020 resulting from the initial closure of, and subsequent continued impacts to, the on-premise channel. As perspective, we estimate that approximately 40% and 50-55% of our fiscal year 2019 Europe volume and net sales, respectively, was from the on-premise channel, which tends to be more profitable than the off-premise channel. In addition, the U.K. is further negatively being impacted by the on-premise restrictions as the U.K. comprises approximately 55% of our Europe net sales, which were $1,986.4 million for the year ended December 31, 2019 (the Europe net sales includes the U.K. factored brand business, which represents approximately 17% of this amount), and, we estimate, nearly 60% and approximately 70-75% of the U.K. volume and net sales revenue, respectively, originate from the U.K. on-premise channel. While we began to see some of the on-premise return during June, and the on-premise reopening on July 4, 2020 in the U.K., consumer behavior throughout Europe in the channel has been uncertain and has not returned to pre-pandemic levels during the third quarter. In the U.K., this was despite the positive impact in the third quarter from good weather and the U.K. government stimulus package "Eat Out to Help Out." We expect the governmental or societal impositions on bars and restaurants and restrictions on public gatherings in Europe including the growing risk of a return of shutdowns, especially if prolonged in nature, will continue to have adverse effects on on-premise traffic and, in turn, our business performance, cash flows and liquidity.
Our results for the nine months ended September 30, 2020 include a reduction to net sales of $17.0 million and charges to cost of goods sold of $2.9 million related to the recognition of estimated sales returns and finished good obsolescence reserves and related costs resulting from the on-premise impacts of the coronavirus pandemic. These charges were primarily recognized during the first quarter of 2020, with immaterial adjustments for changes in estimates recognized in the second quarter. During the third quarter of 2020, we recorded a reduction to net sales of $4.8 million, and a benefit to cost of goods sold of $1.7 million, respectively, resulting from changes in estimates.

As part of our revitalization plan announced during the fourth quarter of 2019, we initiated restructuring activities and continue to incur severance and other employee-related costs as special items.
The U.K. exited the European Union (EU) on January 31, 2020, which subjects our Europe segment to regulatory and market uncertainty as the U.K. remains in the EU customs union and single market until December 31, 2020, while the full terms of future trade agreements continue to be negotiated. The GBP has become volatile as a result of the government discussions related to the uncertainty and terms of the exit as well as from the ongoing uncertainties and impacts of the coronavirus pandemic. Any significant weakening of the GBP to the USD could have an adverse impact on our results due to the importance and relative magnitude of U.K. sales.
During the third quarter of 2020, we recognized as a special charge an impairment loss of $30.0 million related to the held for sale classification of a disposal group within our India business, representing an insignificant part of our Europe segment.
Foreign currency impact on results
Our Europe segment operates in numerous countries and each country's operations utilize distinct currencies. Foreign currency movements did not have a net impact to our Europe USD income before income taxes for the three months ended September 30, 2020, and favorably impacted our Europe USD loss before income taxes by $4.0 million for the nine months ended September 30, 2020. Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Our Europe brand volume decreased 5.4% and 12.0% for the three and nine months ended September 30, 2020, respectively, as a result of the coronavirus pandemic. Financial volume declined 7.7% and 14.5% for the three and nine months ended September 30, 2020 respectively, also as a result of the coronavirus pandemic.
Net sales per hectoliter on a brand volume basis decreased 5.9% and 8.0% in local currency for the three and nine months ended September 30, 2020, respectively, compared to prior year, driven by unfavorable channel, brand and geographic mix, particularly from our higher margin U.K. business, which has a more significant exposure to the on-premise channel which re-opened with restrictions in the third quarter of 2020. Net sales per hectoliter on a brand volume basis was also impacted by the estimated keg sales returns primarily recognized in the first and in the third quarters of 2020 related to the on-premise impacts resulting from the coronavirus pandemic and slightly unfavorable pricing during the second quarter of 2020. Net sales per hectoliter on a reported basis decreased 8.3% and 12.1% in local currency for the three and nine months ended September 30, 2020, respectively, compared to prior year.
Cost of goods sold
Cost of goods sold per hectoliter decreased 7.7% and 4.8% in local currency for the three and nine months ended September 30, 2020, respectively, versus prior year, driven by changes in geographic and product mix, partially offset by volume deleverage and cost inflation as well as the estimated finished good obsolescence reserves and costs resulting from the on-premise impacts of the coronavirus pandemic.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 17.8% and 19.8% in local currency for the three and nine months ended September 30, 2020, respectively, compared to prior year, primarily as a result of actions taken to mitigate the impacts associated with the coronavirus pandemic and lower incentive compensation for the nine months ended September 30, 2020.

Unallocated

	Three Months Ended			Nine Months Ended
	September 30, 2020	September 30, 2019	% change	September 30, 2020	September 30, 2019	% change
	(In millions, except percentages)
Financial volume in hectoliters	—	—	—%	—	—	—%
Sales	$—	$—	—%	$—	$—	—%
Excise taxes	—	—	—%	—	—	—%
Net sales	—	—	—%	—	—	—%
Cost of goods sold	64.4	(14.9)	N/M	24.7	(12.0)	N/M
Gross profit	64.4	(14.9)	N/M	24.7	(12.0)	N/M
Marketing, general and administrative expenses	—	—	—%	—	—	—%
Special items, net	—	—	—%	—	—	—%
Operating income (loss)	64.4	(14.9)	N/M	24.7	(12.0)	N/M
Interest income (expense), net	(66.3)	(66.7)	(0.6)%	(200.5)	(204.8)	(2.1)%
Other pension and postretirement benefits (costs), net	7.6	8.0	(5.0)%	22.7	25.0	(9.2)%
Other income (expense), net	3.0	(0.5)	N/M	4.9	0.2	N/M
Income (loss) before income taxes	$8.7	$(74.1)	N/M	$(148.2)	$(191.6)	(22.7)%
N/M = Not meaningful
Cost of goods sold
The unrealized changes in fair value on our commodity swaps, which are economic hedges, are recorded as cost of goods sold within unallocated and make up the entirety of the activity presented within cost of goods sold in the table above for both the three and nine months ended September 30, 2020 and September 30, 2019. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility.
Interest income (expense), net
Net interest expense decreased during the three and nine months ended September 30, 2020 compared to the prior year, primarily driven by the repayment of debt as part of our deleveraging commitments. See Part I—Item 1. Financial Statements, Note 8, "Debt" for further details.
Liquidity and Capital Resources
Our primary sources of liquidity have included cash provided by operating activities and access to external capital. However, a continued worldwide disruption due to the pandemic could materially affect our future access to our sources of liquidity. In the event of a sustained market deterioration and continued declines in net sales, profit and operating cash flow, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We currently believe that our cash and cash equivalents, cash flows from operations and cash provided by short-term and long-term borrowings, when necessary, will be adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, capital expenditures and other obligations for the twelve months subsequent to the date of the issuance of this quarterly report, and our long-term liquidity requirements. Additionally, in the second quarter of 2020, as part of our planned actions to mitigate liquidity considerations related to the coronavirus pandemic, we amended our $1.5 billion revolving credit facility to revise the leverage ratios under the financial maintenance covenant upwards for the six fiscal quarters beginning second quarter 2020 to consider the effects of the pandemic on our business. Separately we have entered into the COVID Corporate Financing Facility commercial paper program in the U.K. allowing for an incremental borrowing capacity of up to GBP 300 million, subject to certain conditions, as further discussed below.
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
While we currently expect to have the necessary cash on hand to repay obligations when due, continued declines in net sales and profit could have a material adverse effect on our financial operations, cash flow and our ability to raise capital. The coronavirus pandemic is ongoing, and because of its dynamic nature, including uncertainties relating to the duration of the pandemic, the duration of on-premise closures and related prolonged weakening of economic or other negative conditions, and governmental reactions, we cannot fully anticipate future conditions given the substantial uncertainties in the economy in general. We may have unexpected costs and liabilities; revenue and cash provided by operations may decline; macroeconomic conditions may continue to weaken; prolonged and severe levels of unemployment may negatively impact our consumers; and competitive pressures may increase. These factors may result in difficulty maintaining liquidity, meeting our deleverage commitments and complying with our revolving credit facility covenants. As a result, our credit ratings could be downgraded, which would increase our costs of future borrowing and harm our ability to refinance our debt in the future on acceptable terms or at all. However, in anticipation of these uncertainties, we entered into Amendment No. 2 to our $1.5 billion revolving credit facility on June 19, 2020. While the amendment did not increase our borrowing capacity or extend the term of the facility, it, among other things, (i) temporarily increases certain levels of the applicable rate by 25 basis points for the period beginning June 19, 2020 and ending on the last day of the fiscal quarter ending September 30, 2021, and (ii) revises the leverage ratios under the financial maintenance covenant for each fiscal quarter ending on or after June 30, 2020 through the maturity of the Credit Agreement.
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
Additionally, in response to the coronavirus pandemic, various governmental authorities globally have announced relief programs which we continue to monitor and evaluate, such as the CARES Act in the U.S. Certain of these relief programs provide temporary deferrals of non-income based tax payments, which have positively impacted our operating cash flows in the first nine months of 2020. Approximately half of the remaining approximate $200 million tax payment deferrals is expected to be paid in the fourth quarter of 2020 with the balance to be paid beyond this fiscal year.
While a significant portion of our cash flows from operating activities is generated within the U.S., our cash balances may be comprised of cash held outside the U.S. and in currencies other than USD. As of September 30, 2020, approximately 86% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. The recent fluctuations in foreign currency exchange rates may have a material impact on these foreign cash balances. We accrue for tax consequences on the earnings of our foreign subsidiaries upon repatriation. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue taxes. However, we continue to assess the impact of the 2017 Tax Act and related U.S. Department of Treasury proposed, temporary and final regulations, on the tax consequences of future cash repatriations. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. We believe these financing arrangements, along with the cash generated from the operations of our U.S. business and other liquidity measures resulting from considerations of the on-going coronavirus global pandemic, as discussed above, are sufficient to fund our current cash needs in the U.S.
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
Cash Flows from Operating Activities
Net cash provided by operating activities of approximately $1.5 billion for the nine months ended September 30, 2020 increased by $205.0 million compared to net cash provided by operating activities of approximately $1.3 billion during the nine months ended September 30, 2019. This benefit was primarily driven by favorable timing of working capital and lower interest paid, partially offset by lower net income adjusted for non-cash add-backs and higher cash paid for income taxes during the nine months ended September 30, 2020. Notably, working capital benefited from the deferral of over $200 million of tax payments from various government-sponsored payment deferral programs initiated in response to the coronavirus pandemic, of which we currently anticipate approximately half to be paid in the fourth quarter of 2020 with the remaining amounts to be paid beyond this fiscal year.
Cash Flows from Investing Activities
Net cash used in investing activities of $451.3 million for the nine months ended September 30, 2020 increased by $132.3 million compared to the nine months ended September 30, 2019, driven primarily by the receipt of $94.2 million of net proceeds from the sale of our Montreal brewery during the second quarter of 2019 and lower net cash inflows from other investing activities including the proceeds of approximately $47 million received from the voluntary settlement of our cross currency swaps during the second quarter of 2019.
Cash Flows from Financing Activities
Net cash used in financing activities was $841.3 million for the nine months ended September 30, 2020 compared to net cash used in financing activities of approximately $1.6 billion for the nine months ended September 30, 2019. This decrease was primarily driven by lower net debt repayments for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 and lower dividends paid resulting from the suspension of dividend payments in the second quarter of 2020, partially offset by decreased borrowings under our commercial paper program and higher net cash outflows from other financing activities.
Capital Resources
Cash and Cash Equivalents
As of September 30, 2020, we had total cash and cash equivalents of $731.3 million, compared to $523.4 million as of December 31, 2019 and $410.2 million as of September 30, 2019. The increase in cash and cash equivalents from both prior periods was primarily driven by cash generated from operating activities, including the deferral of tax payments, mentioned above, from various government-sponsored payment deferral programs, partially offset by the repayment of debt, capital expenditures and dividend payments. The increase in cash and cash equivalents from December 31, 2019 was further driven by commercial paper borrowings.

Borrowings
During the first quarter of 2020, we repaid our $500 million 2.25% notes, which matured in March 2020. Additionally, during the third quarter of 2020, we repaid our CAD 500 million 2.75% notes, which matured in September 2020. Notional amounts below are presented in USD based on the applicable exchange rate as of September 30, 2020. We have economically converted a portion of our $1.0 billion 2.1% senior notes due 2021 to EUR denominated using cross currency swaps of $400 million. Refer to Part I—Item 1. Financial Statements, Note 8, "Debt" for details.

Debt Maturity Profile
$2,500
$2,000
$1,500
$1,000
$500
$0
(in millions)
2021
2022
2023
2024
2026
2042
2046
Maturities
CAD Notes
USD Notes
EUR Notes

Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to continue to draw on our revolving credit facility if the need arises. As of September 30, 2020, we had $1.3 billion available to draw on our $1.5 billion revolving credit facility, as the borrowing capacity is also reduced by borrowings under our commercial paper program. As of September 30, 2020, we had total outstanding borrowings under our commercial paper program of approximately $225 million. Subsequent to September 30, 2020, we had commercial paper payments of approximately $125 million, for a total amount outstanding of approximately $100 million as of October 29, 2020. As such, as of October 29, 2020, we have approximately $1.4 billion available to draw on our total $1.5 billion revolving credit facility. We had no borrowings drawn on this revolving credit facility and no commercial paper borrowings as of December 31, 2019.
Separately, on May 26, 2020, Molson Coors Brewing Company (UK) Limited (“MCBC U.K.”), a subsidiary of MCBC that operates and manages the Company’s business in the U.K., established a commercial paper facility for the purpose of issuing short-term, unsecured Sterling-denominated notes that are eligible for purchase under the Joint HM Treasury and Bank of England’s COVID Corporate Financing Facility commercial paper program (the “CCFF Program”) in an aggregate principal amount up to GBP 300 million, subject to certain conditions, which may be increased from time to time as provided in the Dealer Agreement (as defined in Part I—Item 1. Financial Statements, Note 8, "Debt"). Commercial paper issuances under the CCFF Program do not impact the borrowing capacity under our revolving credit facility. We had no borrowings outstanding under the CCFF Program as of September 30, 2020 or October 29, 2020.
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
On June 19, 2020, we entered into an amendment to our existing revolving credit facility agreement, which among other things, revised the leverage ratios under the financial maintenance covenant for each fiscal quarter ending on or after June 30, 2020 through the maturity of the credit facility. The maximum leverage ratio, as defined by the amended revolving credit facility agreement as of September 30, 2020 is 5.25x net debt to EBITDA with a 0.50x reduction to 4.75x net debt to EBITDA for the fiscal quarter ending June 30, 2021. The leverage ratio requirement as of the last day of the fiscal quarter ending September 30, 2021 is reduced by 0.25x to 4.50x net debt to EBITDA, with a further 0.50x reduction to 4.00x net debt to EBITDA as of the last day of the fiscal quarter ending December 31, 2021 through maturity of the credit facility. As of September 30, 2020 and December 31, 2019, we were in compliance with all of these restrictions, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of September 30, 2020 rank pari-passu.
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

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Weighted-Average Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.34	1.31	1.35	1.32
Euro (EUR)	0.85	0.90	0.86	0.89
British Pound (GBP)	0.77	0.81	0.79	0.79
Czech Koruna (CZK)	22.72	23.30	23.71	22.75
Croatian Kuna (HRK)	6.46	6.62	6.68	6.58
Serbian Dinar (RSD)	101.25	106.37	104.16	104.55
Romanian Leu (RON)	4.12	4.26	4.22	4.23
Bulgarian Lev (BGN)	1.68	1.75	1.74	1.74
Hungarian Forint (HUF)	304.53	293.83	306.34	289.90

	As of
	September 30, 2020	December 31, 2019
Closing Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.33	1.30
Euro (EUR)	0.85	0.89
British Pound (GBP)	0.77	0.75
Czech Koruna (CZK)	23.10	22.70
Croatian Kuna (HRK)	6.45	6.63
Serbian Dinar (RSD)	100.40	104.93
Romanian Leu (RON)	4.16	4.27
Bulgarian Lev (BGN)	1.67	1.74
Hungarian Forint (HUF)	310.18	295.21
The weighted-average exchange rates in the above table have been calculated based on the average of the foreign exchange rates during the relevant period and have been weighted according to the foreign denominated earnings from operations of the USD equivalent. During the first three quarters of 2020, the coronavirus pandemic has resulted in increased volatility in exchange rates including the weakening of the CAD and GBP versus the USD. If foreign currencies in the countries in which we operate devalue significantly in future periods, most significantly the CAD, GBP and other European operating currencies included in the above table, then the impact on USD reported earnings may be material.
Capital Expenditures
We incurred $373.3 million, and have paid $456.4 million, for capital improvement projects worldwide in the nine months ended September 30, 2020 excluding capital spending by equity method joint ventures, representing an increase of $3.3 million from the $370.0 million of capital expenditures incurred in the nine months ended September 30, 2019. The capital expenditures in the nine months ended September 30, 2020, were comparable to those in the prior year and include the on-going construction of the new brewery in Longueuil, Quebec and increased investments to modernize our Golden, Colorado brewery. The comparable prior year capital expenditures included the construction of the Chilliwack, British Columbia brewery, which was substantially completed in the third quarter of 2019.
As a partial mitigating action to prepare to offset some of the financial implications of the coronavirus pandemic, we have reduced our capital expenditure plans by approximately $200 million for full year 2020, based on foreign exchange rates as of September 30, 2020. This expectation includes capital expenditures associated with the construction of our new Longueuil, Quebec brewery, which is under construction and not currently expected to be completed until 2021, and increased investment to modernize our Golden, Colorado brewery, which began in the fourth quarter of 2019. However, certain aspects of both projects are currently delayed and may continue to be delayed as a result of the pandemic.
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
Contractual Obligations and Commercial Commitments
There were no material changes to our contractual obligations and commercial commitments outside the ordinary course of business or due to factors similar in nature to inflation, changing prices on operations or changes in the remaining terms of the contracts since December 31, 2019, as reported in Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations and Commercial Commitments in our Annual Report, with the exception of the repayment of our $500 million 2.25% notes during the first quarter of 2020 and our CAD 500 million 2.75% notes during the third quarter of 2020. However, we continue to review and monitor our contractual obligations and commitments relative to the potential considerations resulting from the on-going coronavirus pandemic.
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
Off-Balance Sheet Arrangements
Refer to Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report for discussion of off-balance sheet arrangements. As of September 30, 2020, we did not have any other material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook
We set bold plans for our business for 2020 with the introduction of the revitalization plan at the end of 2019. We continue to strive to build on the strength of our iconic core brands, grow our above premium portfolio, expand beyond the beer aisle, invest in our capabilities and support our people and communities. However, 2020 has also presented challenges, particularly with the coronavirus pandemic, which required adjustments.

We have seen success in our response to the short-term impacts of the coronavirus pandemic, positioning ourselves to succeed in the medium- and long-term. Even though on-premise locations have reopened around much of the world, capacity restrictions and limits have prevented sales from returning to pre-pandemic levels. While we continue to monitor the evolution of the coronavirus pandemic, we currently expect to continue to see on-premise sales lag behind pre-pandemic levels due to continued capacity restrictions, potential additional closures in the near term and other limitations at on-premise locations. As a result, we expect to see a continued increase in off-premise sales. However, as we have seen throughout the pandemic, this increase in off-premise sales is not expected to completely offset the decrease in on-premise sales. Further, one of the biggest challenges for beverage companies this year has been the packaging supply shortage as a result of the significant increase in off-premise sales, particularly with aluminum cans. Our supply chain has worked diligently to ensure sufficient supply of high demand brands and packages notwithstanding these packaging challenges. While work remains and supply constraints continue to be a challenge, we have seen U.S. inventory levels steadily improve in the third quarter of 2020 versus second quarter of 2020.
With the plan to build on the strength of our core brands, we made progress as we continued to grow the combined segment share for Coors Light and Miller Lite in the United States even while on-premise sales remain constrained due to pandemic restrictions. In the first nine months of 2020, we have increased our number of major sports alliances across North America, an investment in partnerships that we believe will be important to the health and growth of our biggest brands for the future.
Our plan to grow our above premium portfolio progressed meaningfully as we announced our plans to significantly expand our production capacity for both hard seltzer and our newly released Blue Moon LightSky. We expect these expansions will allow us to meet increasing demand in the near future and we further plan to expand our hard seltzer and innovation production capacity in 2021 and 2022. Blue Moon LightSky was launched in the U.S. in February 2020 and is the top selling new beer in the United States in 2020 per Nielsen. Additionally, we launched Vizzy hard seltzer in the U.S. in April 2020 and launched Coors Seltzer, also in the U.S., during the third quarter of 2020. These two hard seltzers have diversified our portfolio and we believe position us well in the growing hard seltzer market. Also, next year, through an exclusive agreement with The Coca-Cola Company in the U.S., we expect to launch Topo Chico Hard Seltzer, which is an extension of an iconic brand with an already large following in various markets across the U.S., and, separately, we also intend to launch Proof Point, a new differentiated hard seltzer with premium ingredients like real spirits, early next year in the U.S. We plan to continue to grow our share of the hard seltzer market with these newly launched, or to be launched, products working towards the most diversified hard seltzer portfolio in the industry and we believe expanding production capacity will make the expected growth possible. We also expect to have further growth opportunities in 2021 as we bring Yuengling brands west in the U.S. under our new joint venture, which will oversee any new market expansion outside Yuengling's current 22-state footprint and New England. We also have a distribution deal for Bodega Bay hard seltzer in the U.K. and Ireland, which allows us to be an early entrant in the hard seltzer segment in these markets. We plan to build on the strategy to grow our above premium portfolio in the fourth quarter of 2020 and into the future.
We made steps this year to expand our portfolio beyond the beer aisle for future growth opportunities. Specifically, earlier this year we launched MOVO, our first canned wine. Truss, our Canadian joint venture, launched Veryvell CBD and THC drops earlier this year and its first ready-to-drink cannabis beverages during the third quarter of 2020. In addition, we launched a new line of non-alcohol products through our minority stake in the beverage incubator LA Libations LLC. We expect this expansion beyond beer to continue through the rest of 2020 and beyond. Future expansions beyond beer in the fourth quarter of 2020 include the planned launch by our joint venture with HEXO in the U.S. of its first CBD based products in Colorado. We also plan to launch distribution of La Colombe's line of ready-to-drink coffees in the U.S. in early 2021.
Our performance and agility in navigating the coronavirus pandemic and executing against our revitalization plan has proven meaningful, but we recognize there are still challenges ahead. Particularly, the pandemic continues to impact our business due to on-premise losses across all our geographies, and disproportionately in Europe. Also, we continue to face supply constraints. However, we currently expect to return to full inventory of 12-ounce industry standard cans in the U.S. by year end of 2020 and we are making progress on remediating constraints in the U.S. for the Coors Light tall can. As a result, we expect domestic shipment trends in the U.S. to be higher than brand volume trends in the fourth quarter of 2020 as we continue to build distributor inventories. We also expect marketing spend to increase in the fourth quarter of 2020 as compared to the fourth quarter of 2019 as we build on the strength of our core brands and ramp up support for key innovations like Blue Moon LightSky, Vizzy and Coors Seltzer in alignment with additional supply availability, but some of this spend is dependent on a number of factors including the occurrence of, and capacity limitations related to, live sports and events. Additionally, in the fourth quarter of 2020 we will be cycling lower incentive compensation from the prior year and a non-recurring vendor benefit, which occurred in the U.S. in the fourth quarter of 2019. We are mindful of the continued challenges and the uncertainty that remains and are focused on doing what is best not only in the near-term, but also positioning the business for medium and long-term success.

In addition, in response to the coronavirus pandemic, we have shifted our focus to ensuring adequate liquidity for the near term while positioning ourselves for medium- and long-term success. We improved our liquidity position by amending the covenants on our $1.5 billion revolving credit facility, adding a commercial paper facility in our U.K. business, suspending the dividend in May for the remainder of 2020, reducing our capital expenditures in 2020 and generally reducing our discretionary spend. Maintaining our investment grade rating remains important and we have demonstrated our continued desire to maintain this rating as, since the announcement of the revitalization plan, we have significantly reduced our total debt outstanding.
Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first three quarters of 2020, except as noted below. See Part I—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for discussion of recently adopted accounting pronouncements. See also Part I—Item 1. Financial Statements, Note 7, "Goodwill and Intangible Assets" for discussion of the interim impairment analysis performed as of January 1, 2020 as a result of our change in reporting units and aggregation of the Coors indefinite-lived intangible brand assets, and the related risks to our indefinite-lived intangible brand assets and goodwill amounts associated with our reporting units.
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
For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Item 1. Financial Statements, Note 11, "Derivative Instruments and Hedging Activities." On a rolling twelve-month basis, maturities of derivative financial instruments held on September 30, 2020, based on foreign exchange rates as of September 30, 2020, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$(288.5)	$(88.6)	$(36.3)	$—	$(163.6)
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

The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolio, with the exception of interest rate risk to our forward starting interest rate swaps in which we have applied an absolute 1% adverse change to the respective instrument's interest rate:

	As of
	September 30, 2020	December 31, 2019
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(18.5)	$(25.8)
Foreign currency denominated debt	$(169.8)	$(194.2)
Cross currency swaps	$(41.2)	$(89.2)
Interest rate risk:
Debt	$(225.9)	$(255.4)
Forward starting interest rate swaps	$(185.2)	$(150.4)
Commodity price risk:
Commodity swaps	$(91.9)	$(52.9)
Equity price risk:
Warrants	$(0.2)	$(0.6)
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our business has been, and we currently expect will continue to be, materially and adversely affected by the coronavirus pandemic and related weak, or continued weakening of, economic or other negative conditions, particularly in regions where we derive a significant amount of our revenue or profit or where our suppliers and business partners are located, including, in North America and Europe. Specifically, the coronavirus pandemic has been disruptive and may continue to cause a disruption to our business and potential associated financial impacts. Those impacts include, but are not limited to:
•lower net sales in markets affected by the pandemic, including potential material shifts in, and impacts to, demand;
•the inability to sell our products to on-premise consumers and further disruption to the on-premise channel, including staged or limited on premise re-openings and subsequent closure of on-premise accounts;
•the delay of, and potential increased costs related to, inventory production and fulfillment, including packaging availability impacted by package mix shifts related to off-premise demand;
•significantly increased need for and limited supplies of aluminum cans and paperboard, and lower return rates of our returnable packaging in certain markets, potentially impacting net sales and cost of goods globally; and
•increased incremental costs associated with mitigating the effects of the pandemic, including increased raw materials, freight and logistics costs and other expenses.
Packaging material supply shortages and supply chain constraints have impacted and could continue to negatively impact our ability to meet increased demand in off-premise channels or particular packages, particularly aluminum cans, which in turn could impact our net sales revenues and market share. Continued disruption and declines in the global economy have impacted and could continue to impact our customers’ liquidity and capital resources and therefore our ability to collect, or the timeliness of collection of our accounts receivable from them, which may have a material adverse impact on our performance, cash flows and capital resources. The coronavirus pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate spread of the virus, the severity of the disease, the duration of the pandemic and related prolonged weakening of economic or other negative conditions, such as a recession or slowed economic growth in our markets, and actions that may be taken by governmental authorities to contain the pandemic or to mitigate its impact, makes it difficult to forecast any effects on our results of operations for 2020 and in subsequent years. However, our results of operations have been negatively affected and we currently expect our results of operations for the remainder of 2020, and possibly beyond, to be significantly and adversely affected.
Specifically, difficult macroeconomic conditions in our markets, such as further decreases in per capita income and level of disposable income, increased and prolonged unemployment or a further decline in consumer confidence as a result of the coronavirus pandemic, as well as limited or significantly reduced points of access of our product, could continue to have a material adverse effect on the demand for our products. Under difficult economic conditions, consumers may continue to seek to reduce discretionary spending by forgoing purchases of our products, by shifting away from our above-premium products to lower-priced products offered by us or other companies or by shifting to off-premise from on-premise consumption, negatively impacting our net sales and margins. Softer consumer demand for our products could reduce our profitability and could negatively affect our overall financial performance. A significant portion of our consolidated net sales revenues are concentrated in markets where the coronavirus pandemic impacts have been significant. Therefore, unfavorable macroeconomic conditions, including as a result of the coronavirus pandemic and any resulting recession or slowed economic growth, have had, and could continue to have, an outsized negative impact on us. In addition, difficult economic conditions may have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all, should we seek future financing. Additionally, we may have unexpected costs and liabilities; revenue and cash provided by operations may decline; macroeconomic conditions may continue to weaken; prolonged and severe levels of unemployment may negatively impact our consumers; and competitive pressures may increase, resulting in difficulty maintaining adequate liquidity and meeting our deleverage commitments and as a result, our credit ratings could be downgraded, which would adversely impact our business, including by increasing our costs of future borrowing and harming our ability to refinance our debt in the future on acceptable terms or access the capital markets, if we are able to obtain additional financing on terms that are acceptable to us at all. Further, notwithstanding the amendment to our revolving credit facility on June 19, 2020 to revise the leverage ratios under the financial maintenance covenant upwards for the six fiscal quarters beginning second quarter 2020, should the impacts of the pandemic and resulting performance adversely affect our ability to remain compliant with our covenants in our revolving credit facility agreement and absent another amendment or waiver from participating lenders, the outstanding borrowings on our revolving credit facility agreement may become immediately due. Such events may additionally trigger an event of default on our senior notes resulting in the potential acceleration of amounts due thereunder.
In addition, the coronavirus pandemic and related efforts to mitigate its spread, have impacted, and may continue to impact for the foreseeable future, customer traffic to the on-premise channel, which includes bars, restaurants and sporting, festival and other large venues. Many governmental authorities in our North America and Europe businesses have required that bars and restaurants close or cease sit-down service, which has negatively impacted and we expect will continue to negatively impact on-premise sales of our beverages and previously led to the incurrence of costs to repurchase products that on-premise accounts or distributors were unable or prohibited from selling as a result of the governmental regulations. Despite the limited reopening of on-premise accounts in certain of our markets in the second and third quarters, sales to restaurants and bars have not returned to pre-pandemic levels and in many instances, the reopened on-premise accounts have been subsequently forced to close in certain of our markets as a result of an increase in the spread of the coronavirus. We currently expect that closures and reduced on-premise consumption may continue for an unknown period, negatively impacting our net sales and margins. We also expect some on-premise accounts will see a decrease in demand as colder weather in the North American and European markets may reduce or eliminate their outdoor seating capacity. In addition, sporting events, festivals and other large public gatherings where our products are served have been canceled throughout North America and Europe and we expect them to largely remain cancelled at least through the remainder of 2020. Additionally, these and other governmental or societal impositions of restrictions on public gatherings, especially if prolonged in nature, will have adverse effects on on-premise traffic and, in turn, our business. Even if such measures are not implemented and coronavirus does not spread more significantly, or if after the pandemic has subsided, fear of re-occurrence or the perceived risk of infection or health risk may adversely affect traffic to the on-premise channel and, in turn, may have a material adverse effect on our business, liquidity, financial condition and results of operations, particularly if any self-imposed or governmental changes are in place for a significant amount of time.
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
4.1
Eighth Supplemental Indenture, dated as of August 31, 2020, to the Indenture dated May 3, 2012, by and among Molson Coors Beverage Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.

4.2
Eighth Supplemental Indenture, dated as of August 31, 2020, to the Indenture dated September 18, 2015, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.

4.3
Seventh Supplemental Indenture, dated as of August 31, 2020, to the Indenture dated July 7, 2016, by and among Molson Coors Beverage Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.

4.4
Sixth Supplemental Indenture, dated as of August 31, 2020, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.

10.1
Supplement No. 3, dated as of August 31, 2020, to the Subsidiary Guarantee Agreement, dated July 7, 2017, by and among Molson Coors Beverage Company, the subsidiaries named on Schedule I thereto, and Citibank N.A., as administrative agent.

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
Brian C. Tabolt Vice President and Controller (Principal Accounting Officer) October 29, 2020