Form 10-K
period 2020-12-31
MOLSON COORS BEVERAGE CO
filed 2021-02-11
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐     Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant at the close of business on the last trading day of the registrant's most recently completed second fiscal quarter, June 30, 2020, was approximately $6.3 billion based upon the last sales price reported for such date on the New York Stock Exchange and the Toronto Stock Exchange. For purposes of this disclosure, shares of common and exchangeable stock held by officers and directors of the registrant (and their respective affiliates) as of June 30, 2020, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status for other purposes.
The number of shares outstanding of each of the registrant's classes of common stock, as of February 4, 2021:
    Class A Common Stock—2,561,670 shares            Class B Common Stock—200,395,991 shares
Exchangeable shares:
As of February 4, 2021, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:
    Class A Exchangeable Shares—2,718,267 shares            Class B Exchangeable Shares—11,104,594 shares
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
Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement for the registrant's 2021 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2020, are incorporated by reference under Part III of this Annual Report on Form 10-K.

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements in Part II—Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and under the heading "Outlook for 2021" therein, with respect to expectations regarding the impact of the coronavirus pandemic on our operations, liquidity, financial condition and financial results, expectations regarding future dividends, overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, including our revitalization plan announced in 2019 and the estimated range of related charges and timing of cash charges, anticipated results, expectations for funding future capital expenditures and operations, debt service capabilities, timing and amounts of debt and leverage levels, shipment levels and profitability, market share and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "intend," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies," and variations of such words and similar expressions are intended to identify forward-looking statements.
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
Risks Factors Summary
Our business is subject to a number of risks and uncertainties, including those described in Part I, Item 1A. Risk Factors of this annual report. These risks include, but are not limited to, the following:
•the novel coronavirus pandemic, efforts to mitigate or disrupt the pandemic and related weak, or weakening of, economic or other negative conditions;
•the constant evolution of the global beer industry and the broader alcohol industry, and our position within the global beer industry and our markets in which we operate;
•competition in our markets, which could require us to reduce prices or increase capital and other expenditures or cause us to lose sales volume;
•our dependence on the success of relatively few products in several mature markets specific to the beer industry;
•our brand image, reputation, product quality and protection of intellectual property;
•changes in the social acceptability, perceptions and the political view of the beverage categories in which we operate, including alcohol;
•weak, or weakening of, economic or other negative conditions in the markets in which we do business, including reductions in discretionary consumer spending;

•our restructuring activities and the success of our revitalization plan;
•climate change and other weather events;
•inadequate supply or availability or quality water;
•loss, operational disruptions or closure of a major brewery or other key facility, including those of our suppliers, due to unforeseen or catastrophic events or otherwise;
•labor strikes, work stoppages or other employee-related issues;
•our reliance on third-party service providers and internal and outsourced systems for our information technology and certain other administrative functions;
•a breach of our information systems;
•our dependence on key personnel;
•our significant debt level and the agreements governing such debt, which subject us to financial and operating covenants and restrictions;
•a deterioration in our credit rating;
•our significant exposure to changes in commodity prices;
•impairments of the carrying value of our goodwill and other intangible assets;
•our reliance on a small number of suppliers to obtain the packaging materials we need to operate our business;
•unfavorable outcomes of legal or regulatory matters may adversely affect our business and financial condition and damage our reputation;
•our operations in developing and emerging markets;
•changes to the regulation of the distribution systems for our products;
•our consolidated financial statements are subject to fluctuations in foreign exchange rates;
•changes in tax, environmental, trade or other regulations or failure to comply with existing licensing, trade and other regulations;
•our ability to effectively operate our joint ventures;
•the dependence of our U.S. business on independent distributors to sell our products, with no assurance that these distributors will effectively sell our products;
•the effect of government mandated changes to the retail distribution model resulting from new regulations on our Canada business;
•our Canadian business’s joint venture in the Canadian cannabis industry;
•the U.K.'s exit from the European Union;
•if Pentland and the Coors Trust do not agree on a matter submitted to our stockholders or if a super-majority of our board of directors do not agree on certain actions;
•the interests of the controlling stockholders may differ from those of other stockholders; and
•the estimates and assumptions on which our financial projections are based may prove to be inaccurate.

PART I

ITEM 1.    BUSINESS
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Molson Coors Beverage Company ("MCBC," "Molson Coors" or the "Company") (formerly known as Molson Coors Brewing Company), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments. On January 1, 2020, we changed our management structure from a corporate center and four segments to two segments - North America and Europe. Our International segment was reconstituted with the Africa and Asia Pacific businesses reporting into the Europe segment and the remaining International business reporting into the North America segment. Accordingly, effective January 1, 2020, our reporting segments include: North America (North America segment), operating in the U.S., Canada and various countries in the Caribbean, Latin and South America; and Europe (Europe segment), operating in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the U.K., various other European countries, and certain countries within the Middle East, Africa and Asia Pacific. We recast the historical presentation of segment information as a result of these reporting segment changes accordingly.
Unless otherwise indicated, information in this report is presented in USD and comparisons are to comparable prior periods. Our primary operating currencies, other than the USD, include the CAD, the GBP, and our Central European operating currencies such as the EUR, CZK, HRK and RSD.
Background
For more than two centuries, we have been brewing beverages that unite people to celebrate all life’s moments. From Coors Light, Miller Lite, Molson Canadian, Carling, and Staropramen to Coors Banquet, Blue Moon Belgian White, Blue Moon LightSky, Vizzy, Coors Seltzer, Leinenkugel’s Summer Shandy, Creemore Springs, Hop Valley and more, we produce many beloved and iconic beer brands. While the Company’s history is rooted in beer, we offer a modern portfolio that expands beyond the beer aisle as well. As a business, our ambition is to be the first choice for our people, our consumers and our customers, and our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
Molson and Coors were founded in 1786 and 1873, respectively. Our commitment to producing the highest quality beers is a key part of our heritage and remains so to this day. Our brands are designed to appeal to a wide range of consumer tastes, styles and price preferences. Coors was incorporated in June 1913 under the laws of the state of Colorado. In October 2003, Coors merged with and into Adolph Coors Company, a Delaware corporation. In February 2005, Adolph Coors Company merged with Molson Inc. ("the Merger"). Upon completion of the Merger, Adolph Coors Company changed its name to Molson Coors Brewing Company. In January 2020, we changed our name from Molson Coors Brewing Company to Molson Coors Beverage Company in connection with our revitalization plan.
As we continue to evolve our strategy and portfolio to appeal to the ever-changing preferences of our consumer base, we are also broadening our range of products and offerings within our portfolio. Expanded offerings include, among others, hard seltzers and a variety of non-alcoholic offerings.
Coronavirus Global Pandemic
The coronavirus pandemic had a material adverse effect on our operations, liquidity, financial condition and results of operations in 2020 and we currently expect it will continue to have a material impact to our financial results in 2021 and possibly beyond. The extent to which our operations will continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity and duration of the outbreak, roll out and efficacy of the vaccines, and actions by government authorities to contain the pandemic or treat its impact, among other things. We continue to actively monitor the ongoing evolution of the pandemic and resulting impacts to our business and have taken various mitigating actions in response to the impacts of the pandemic and to position our business for the long term.
See further discussion of the status of the pandemic and its impacts on our Company, including the on- and off-premise impacts to our segments in Part II. Item 7. Management's Discussion and Analysis.
Industry Overview
The brewing industry has significantly evolved over the years to become an increasingly global beer market. The industry was previously founded on local presence with modest international expansion achieved through export, license and partnership arrangements. Over time the market has become increasingly complex as the consolidation of brewers has occurred globally, resulting in a small number of large global brewers representing the majority of the worldwide beer market. In addition to the consolidation and the acquisitive nature of the industry, exports, licensing and partnership arrangements continued to be used and these transactions typically occurred between the same global competitors that make up the majority of the market. At the same time, smaller local brewers within certain established markets have experienced accelerated growth as consumers increasingly place value on locally-produced, regionally-sourced products. In addition to the growth of smaller local craft breweries, changing consumer trends are pushing the industry toward above premium beer, flavored malt beverages and beyond beer altogether. In recent years, the hard seltzer market has emerged and has experienced phenomenal growth, particularly in the U.S.. We believe the hard seltzer market will continue to gain traction and be of increasing importance. As the beer industry continues its evolution of consolidation and diversification of its products to meet consumer demand with broadening preferences, we believe large global brewers are uniquely positioned to leverage the scale, depth of product portfolio and industry knowledge to continue to lead the market forward. We believe we are well positioned to compete in this continually evolving market, particularly in beer, hard seltzer and beyond.
Global Competitors' Market Capitalization
We evaluate ourselves in relation to other global brewers using various metrics, including overall market capitalization, volume, net sales revenue, gross margins and net profits, as well as our position within each of our core markets, with the goal to be the first choice for our people, consumers and customers. To provide a perspective of the relative size of the major participants in the global brewing market, the market capitalization of our primary global competitors, based on foreign exchange rates as of December 31, 2020, were as follows:

Market Capitalization
(In billions)
Anheuser-Busch InBev SA/NV ("ABI")	$140.6
Heineken N.V. ("Heineken")	$64.2
Carlsberg Group ("Carlsberg")	$23.9
Asahi Group Holdings, Ltd. ("Asahi")	$20.8
MCBC	$10.0
Our Products
We have a diverse portfolio of beloved and iconic owned and partner brands including Blue Moon, Coors Banquet, Coors Light, Miller Genuine Draft, Miller Lite and Staropramen. We continue to invest in and focus on growing these brands. In addition to these iconic brands, we offer premium, premium lights, economy, above premium and craft beers. Further, we offer a modern and growing portfolio that expands beyond the beer aisle as well. We craft high-quality, innovative beverages with the purpose of uniting people to celebrate all life’s moments. Additionally, as we continue to evolve our strategy and portfolio to appeal to the ever-changing preferences of our consumer base, we are also broadening our range of products and offerings within our portfolio. This includes our current and emerging plans in the non-alcoholic beverage segment. The following includes our primary brands sold in each of our segments.

Brands sold in North America

Arizona Hard Green Tea(3)	Henry's Hard	Pilsner Urquell(1)
Arnold Palmer Spiked(3)	Hop Valley	Redd's(4)
Atwater Brewing brands	Icehouse	Revolver
Belgian Moon	Keystone	Rickard's
Belgian Moon LightSky	Le Trou du Diable	Saint Archer
Blue Moon	Leinenkugel's	Smith & Forge
Blue Moon LightSky	Mad Jack	Staropramen
Brasseurs de Montréal brands	Mickey's	Steel Reserve
Carling	Miller64	Terrapin brands
Carling Black Label	Miller Genuine Draft	Vizzy
Coors Banquet	Miller High Life
Coors Edge	Miller Lite
Coors Light	Milwaukee's Best	Licensed premium import brands(2)
Coors Original	Molson Canadian	Dos Equis
Coors Seltzer	Molson Dry	Heineken
Coors Slice	Molson Export	Heineken 0.0
Creemore Springs	Molson Ultra	Moretti
Crispin	Movo	Sol
Exel	Old Style Pilsner	Strongbow cider
Granville Island	Olde English
Hamm's	Peroni Nastro Azurro(1)

(1) Under perpetual royalty-free license from Asahi.
(2) Under license from Heineken. The brand Heineken is under license in Canada only. The brand Sol is under license in the U.S. and Canada.
(3) In partnership with Hornell Brewing, an affiliate of Arizona Beverages.
(4) Under perpetual royalty-free license from ABI.

Brands sold in Europe

Aspall Cider	Cobra(1)	Ozujsko
Bavaria(1)	Coors Light	Rekorderling Cider(1)
Beck's(1)	Corona Extra(1)	Sharp's Doom Bar
Bergenbier	Jelen	Staropramen
Blue Moon	Kamenitza	Stella Artois(1)
Borsodi	Lowenbrau(1)	Thunderbolt
Branik	Miller Genuine Draft
Carling	Niksicko
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

Our Segments
In 2020, we operated the following segments: North America and Europe. A separate operating team manages each segment and each segment manufactures, markets, and sells beer as well as offers a modern and growing portfolio that expands beyond the beer aisle. No single customer accounted for more than 10% of our consolidated sales in 2020, 2019 or 2018.
North America Segment
•Headquarters: Chicago, Illinois
•Approximately 10,000 employees as of December 31, 2020
•North America's oldest beer company and second largest brewer by volume in North America, representing approximately 22% of the total 2020 North America beer market.
•Currently operating nine primary breweries, eleven craft breweries and two container operations in North America.
The North America segment also includes a partnership arrangement related to the distribution of beer in Ontario, Canada, Brewers' Retail Inc. ("BRI"), and in the western provinces of Canada, Brewers' Distributor Ltd. ("BDL"). BRI and BDL are accounted for under the equity method of accounting. The majority of ownership in BRI resides with Molson Coors Canada ("MCC"), Labatt Breweries of Canada LP (a subsidiary of ABI) and Sleeman Breweries Ltd. (a subsidiary of Sapporo International). BDL is jointly owned by MCC and ABI. In addition, we have an agreement with Heineken that grants us the right to import, market, distribute and sell certain Heineken products in Canada. The North America segment also includes Truss, our joint venture with HEXO Corp. ("HEXO") in Canada, which launched its first non-alcoholic cannabis infused product, Veryvell Drops, and its ready to drink beverage portfolio across the Canadian market in 2020. Separately, in April 2020, we completed the formation of a new joint venture with HEXO and it launched its first non-alcoholic hemp-derived cannabidiol ("CBD") beverages in Colorado.
Additionally, in the third quarter of 2020, we, in collaboration with D.G. Yuengling & Son, Inc. ("Yuengling"), formed The Yuengling Company LLC ("TYC"), a joint venture equally owned by MCBC and DGY West Holdings, LP ("DGY West") that was formed to expand commercialization of Yuengling's brands with operations currently expected to commence in the second half of 2021.
Sales and Distribution
Our go to market strategy differs slightly between the geographic regions of North America due to the differences in regulations among those geographic areas.
In the United States, beer is generally distributed through a three-tier system consisting of manufacturers, distributors and retailers. A national network of approximately 360 independent distributors and one Company-owned distributor, Coors Distributing Company, purchases our products and distributes them to on- and off-premise retail accounts. Coors Distributing Company distributed approximately 2% of our total owned and non-owned volume in 2020.
In Canada, because provincial governments regulate the beer industry and provincial liquor boards control the distribution and retail sale of alcohol products, distribution strategies vary by province.
In Ontario, beer is primarily purchased at retail outlets operated by BRI, at government-regulated retail outlets operated by the Liquor Control Board of Ontario ("LCBO"), at approved agents of the LCBO, at certain licensed grocery stores, or at any bar, restaurant, or tavern licensed by the LCBO to sell alcohol for on-premise consumption. The BRI retail outlets operate under The Beer Store name. Brewers may deliver directly to BRI's outlets or may choose to use BRI's distribution centers to access retail stores in Ontario, the LCBO system, the grocery channel and licensed establishments. In June 2019, the Ontario government adopted a bill that, if enacted, would terminate a 10-year Master Framework Agreement that was originally signed between the previous government administration and Molson Coors, Labatt Brewing Company Limited, Sleeman Breweries Ltd., and BRI in 2015 and governs the terms of the beer distribution and retail systems in Ontario through 2025. See Part I, Item 1A. Risk Factors, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" for further discussion.
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
BDL, which we co-own with ABI, manages the distribution of our products throughout British Columbia, Alberta, Manitoba and Saskatchewan. Our products are distributed and sold by local liquor boards in the Maritime Provinces, except

Newfoundland, independent distributors in Newfoundland and government liquor commissioners in Yukon, Northwest territories, and Nunavut. Our products can be purchased by consumers at the government's Liquor Distribution Branch retail outlet, at any independently owned and licensed retail store or at any licensed establishment for on-premise consumption in British Columbia and, in Alberta, at retail outlets licensed by the Alberta Gaming and Liquor Commission or licensees such as bars, hotels and restaurants.
In the Caribbean, Latin and South America, we use a combination of export models and license agreements to sell Blue Moon, Coors Light, Miller Genuine Draft, Miller High Life, Miller Lite and other brands. In our export model markets, we import beer from the U.S. and sell it through agreements with independent distributors. In license markets, we have established exclusive licensing agreements with brewers and distributors for the manufacturing and distribution of our products. In certain of our markets, we rely on a combination of these agreements.
Channels
References to on- and off-premise sales volumes are sales to retailers, which we believe is a useful data point relative to consumer trends.
In North America, the on-premise channel includes sales to bars and restaurants while the off-premise channel includes sales in convenience stores, grocery stores, liquor stores and other retail outlets including The Beer Store in Ontario, Canada which is Canada's largest beer retailer and is co-owned by Ontario's three largest brewers.
The following table reflects the industry channel share trends over the last five years in the largest regions in our North America segment of Canada and the U.S. Percentages reflect estimates based on market data currently available.

	Industry channel trend
	2020	2019	2018	2017	2016
On-premise	9%	16%	16%	16%	16%
Off-premise	91%	84%	84%	84%	84%
We continue to monitor the coronavirus pandemic, which has had a material adverse effect on our North America operations, liquidity, financial condition and results of operations in the second quarter of 2020 due to on-premise closures. The pandemic continued to have a significant adverse effect during the third and fourth quarters of 2020 due to the on-premise locations only being open at partial capacity and at reduced hours. We currently expect these significant adverse effects to continue into 2021 as on-premise locations have experienced, and we believe will continue to experience, capacity and hour limitations. The effects of the pandemic remain highly uncertain especially around the duration of the outbreak and actions by government authorities to contain the pandemic or address its impact, among other things.
We estimate that approximately 9% and 9% of 2020 North America volume and net sales, respectively, were from the on-premise channel. This compares to our 2019 estimate that approximately 16% and 17% of our volume and net sales, respectively, were from the on-premise channel which tends to be more profitable than the off-premise channel as a result of its higher above premium brand mix, higher net sales revenue per hectoliter and lower package costs due to the higher volume of kegs sold. We have seen some of the on-premise demand shift to the off-premise; however, this shift has not been proportionate to the severe declines in volume lost from the on-premise closures and weakened demand. As a result of the coronavirus pandemic and resulting government-imposed restrictions and related on-premise closures, this portion of our business effectively ceased entirely from the middle of March 2020 into June 2020. Additionally, continuing governmental or societal impositions on bars and restaurants and restrictions on public gatherings including the growing risk of a return of shutdowns, especially if prolonged in nature, we expect will continue to have adverse effects on on-premise traffic and, in turn, our business performance, cash flows and liquidity. See Part II. Item 7. Management's Discussion and Analysis, "Executive Summary" & Results of Operations—"North America," for further details.
Manufacturing, Production and Packaging
Brewing Raw Materials
We use high quality ingredients to brew our products. Hops used in our North American products are purchased from suppliers in the U.S. and Europe. These contracts vary in length based on market conditions and cover our supply requirements through 2021.
We malt a portion of our production requirements in North America, using barley purchased primarily under annual contracts from independent farmers located predominately in the western United States and Canadian Prairies. In addition, we source barley malt from three other commercial providers, from which we have a committed supply until at least 2022. Other brewing adjuncts are sourced from three main suppliers, all in North America, through 2022. Other malt and cereal grains are purchased primarily from North American suppliers.
In North America we both own and lease water rights, as well as purchase water through local municipalities and communities, to provide for and sustain brewing operations in case of a prolonged drought in the regions where we have operations.
We do not currently anticipate future difficulties in accessing water or agricultural products used in our brewing process in the near term.
Packaging Materials
The following summarizes the percentage of our largest regions of Canada and the U.S. in our North America segment's packaging materials by type for the year ended December 31, 2020. The below chart shows a meaningful shift to aluminum cans in 2020, largely as a result of changes in consumer behavior throughout the coronavirus pandemic. In fiscal year 2019, aluminum cans made up 69% of packaging materials in North America.

Aluminum cans or bottles (collectively, aluminum containers):
•A portion of the aluminum cans and ends was purchased from Rocky Mountain Metal Container ("RMMC"), our joint venture with Ball Corporation ("Ball"), whose production facilities, which are leased from us, are located near our brewery in Golden, Colorado.
•In addition to the supply agreement with RMMC, we have a supply agreement with Ball to purchase aluminum containers in excess of what is supplied through RMMC.
•The RMMC joint venture agreement along with the cans and ends purchase agreement each expire on December 31, 2021. We are currently in negotiations and do not anticipate any issues in renegotiating and extending these contracts.
•In Canada, we source cans and ends from two primary providers with the related contracts ending December 31, 2023.

Glass bottles:
•A portion of the glass bottles was provided by Rocky Mountain Bottle Company ("RMBC"), our joint venture with Owens-Brockway Glass Container, Inc. ("Owens"), whose production facilities, which are leased from us, are located in Wheat Ridge, Colorado. The RMBC joint venture agreement expires on July 31, 2025.
•In addition to the supply agreement with RMBC, we have a supply agreement with Owens for requirements in excess of RMBC's production, which expires on December 31, 2021. We are currently in negotiations and do not anticipate any issues in renegotiating and extending these contracts.
•In Canada, we single source glass bottles and have a committed supply through December 2021. We are currently in negotiations and do not anticipate any issues in renegotiating and extending these contracts.
•The standard bottle for beer brewed in Canada is the 341 ml returnable bottle and represents the vast majority of our bottle sales.
•The distribution systems in each Canadian province generally provide the collection network for returnable glass bottles and aluminum cans.

Stainless steel kegs:
•Kegs are packaged in half, quarter, and one-sixth barrel stainless steel kegs in the United States and packaged in 58.67 liter, 50 liter, 30 liter, and 20 liter kegs in Canada.
•A limited number of kegs are purchased each year, and we have no long-term supply agreement.
Across North America, crowns, labels, corrugate and paperboard are purchased from a small number of sources unique to each product.
In recent years, we have experienced a shift in the allocation among different packaging types toward aluminum cans and bottles and away from glass bottles. This accelerated in 2020 due to the coronavirus pandemic where we observed a shift in volume to off-premise channels and aluminum cans and away from on-premise channels and glass bottles. In general, aluminum cans allow for lower packaging costs compared to most other types of packaging materials. The trend away from glass bottles could result in higher fixed cost deleverage related to these assets and an ultimate decreased need for the assets that support this packaging, which could adversely impact profitability. In Canada, the standard returnable bottle requires significant investment behind our returnable bottle inventory and bottling equipment. While we have experienced some challenges in obtaining supplies required for certain packaging materials in 2020 as a result of the pandemic, particularly certain types of aluminum containers in North America, these supply constraints are improving with most packaging materials, including certain glass and paperboard in North America, returning to normal material supply. We currently anticipate aluminum container supplies returning to normal in the near term.
Contract Manufacturing
We have an agreement to brew, package and ship products for Pabst Brewing Company, LLC and an agreement with North American Breweries, Inc. ("NAB") to brew and package certain Labatt brands for export.
Seasonality of the Business
Total industry volume is sensitive to factors such as weather, changes in demographics, consumer preferences and drinking occasions. Weather conditions consisting of high temperatures and extended periods of warm and dry weather favor increased consumption of our products, while unseasonably cool or wet weather, especially during the summer months, adversely affects our sales volumes and net sales. Accordingly, consumption of beer in the North America segment is seasonal, nearly 40% of sales volume occurring during the summer months from May through August.
Known Trends and Competitive Conditions
2020 North America Beer Industry Overview
The beer industry in North America is highly competitive, and the two largest brewers, ABI and MCBC together represented the majority of the market in 2020. However, we estimate the two largest brewers lost share in 2020 due to volume growth in the import and flavored malt beverage (including hard seltzers) categories as consumer preferences continue to shift within the industry to above premium priced beers, flavored malt beverages, ready to drink alcoholic beverages and hard seltzers. We believe growing or even maintaining our market share will require stabilizing our core brands and increasing our presence in the fast growing areas of the industry.
In Canada, the market is characterized by aggressive competition for volume and market share from regional brewers, microbrewers and certain foreign brewers, as well as our main domestic competitor. These competitive pressures require significant annual investment in marketing and selling activities. In 2020, the Ontario and Québec markets accounted for approximately 62% of the total beer market in Canada. There are three major beer price segments: above premium, which includes craft and most imports; premium, which includes the majority of domestic brands and the light sub-segment; and value (below premium). Since 2001, the premium beer segment in Canada has gradually lost volume to the above premium and value segments.
Competition from outside of the beer category, as well as an aging population in Canada, continues to be a challenge for the beer industry. The following table summarizes the estimated percentage market share by volume of beer (including flavored malt beverages) and other alcohol beverages, including wine and spirits, as a component of the overall North America alcohol market over the last five years. We anticipate that the 2020 data, when available, will reflect a continuation of the recent consumer trends. Percentages reflect estimates based on market data currently available.

	2019	2018	2017	2016	2015
Beer	48%	49%	49%	50%	51%
Other alcohol beverages	52%	51%	51%	50%	49%

Our Competitive Position
Our portfolio of beers competes with numerous above premium, premium, and economy brands. These competing brands are produced by international, national, regional and local brewers. We compete most directly with ABI brands, but also compete with imported and craft beer brands, as well as flavored malt beverages. Our products also compete with other alcohol beverages, including wine and spirits, and thus their competitive position is affected by consumer preferences between and among these other categories. Driven by, among other things, increased spirits advertising, a narrowing price gap with wine and spirits, along with increased wine and spirits sales execution, sales of wine and spirits have grown faster than sales of beer in recent years, resulting in a reduction in the beer segment's lead in the overall alcohol beverage market.
The following table summarizes the estimated percentage share of the North American beer market represented by Molson Coors, ABI and all other brewers over the last five years. Current year percentages reflect estimates based on market data currently available.

	2020	2019	2018	2017	2016
MCBC's share	22%	23%	24%	25%	26%
ABI's share	41%	41%	42%	42%	43%
Others' share	37%	36%	34%	33%	31%
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
U.S. governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. In 2020, our U.S. business excise taxes on malt beverages were approximately $15 per hectoliter sold on a reported basis. This includes the impact of the U.S. Craft Beverage Modernization and Tax Reform Act which took effect on January 1, 2018 for all qualified large domestic brewers and importers and was made permanent by the U.S. Consolidated Appropriations Act, 2021 on December 27, 2020. This law resulted in reduced excise taxes for MCBC in the U.S. by $2 per barrel on the first six million barrels, which equates to $1.70 per hectoliter on this portion of volume. We transfer a portion of our share of these savings to distributors consistent with the revenue splitting approach of our U.S. business' economic model. State excise taxes are levied in specific states at varying rates. Refer to Part I—Item 1A. Risk Factors for risks associated with the regulatory environment in the U.S.
In Canada, provincial governments regulate the production, marketing, distribution, selling and pricing of beer (including the establishment of minimum prices), and impose commodity taxes, mark-ups and license fees in relation to its production, distribution and sale. In addition, the federal government regulates the advertising, labeling, quality control, and international trade of beer, and also imposes commodity taxes on both domestically produced and imported beer. Both levels of government are also similarly involved in other categories of alcoholic beverages produced or imported into Canada. In 2020, our Canada business excise taxes were approximately $54 per hectoliter sold on a reported basis. Further, certain bilateral and multilateral treaties entered into by the federal government, provincial governments and certain foreign governments, especially with the United States, affect the Canadian beer industry.

Europe Segment
•Headquarters: Burton-on-Trent, U.K.
•Approximately 7,000 employees as of December 31, 2020
•Europe's second largest brewer by volume, on a combined basis, within the European countries in which we operate, with an approximate aggregate 18% market share (excluding factored products) in 2020
•Currently operating fourteen primary breweries, seven craft breweries and one cidery
•On January 1, 2020, we changed our management structure and the International segment was reconstituted with the Africa and Asia Pacific businesses reporting into the Europe segment. Accordingly, the Europe segment operates in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the U.K., various other European countries, and certain countries within the Middle East, Africa and Asia Pacific.
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
Sales and Distribution
In Europe, beer is generally distributed through either a two-tier system consisting of manufacturers and retailers, or a three-tier system consisting of manufacturers, distributors and retailers. Distribution activities for both the on-premise and off-premise channels are conducted primarily by third-party logistics providers. Most of our beer in the U.K. is sold directly to retailers. We have an agreement with Tradeteam Ltd. ("Tradeteam," a subsidiary of DHL) to provide the distribution of our products throughout the U.K. until April 2029. We utilize several hundred third-party logistics providers across our Central European operations. We also conduct a small amount of secondary distribution in Czech Republic utilizing our own fleet of vehicles. It is also common in the U.K. for brewers to distribute beer, wine, spirits, and other products owned and produced by other companies, which we refer to as factored brands, to the on-premise channel (bars and restaurants). Approximately 9% of our Europe segment net sales in 2020 represented factored brands.
In addition, we have an agreement with Heineken whereby they sell, market and distribute Coors Light in the Republic of Ireland, as well as agreements with ABI to brew and distribute Beck's, Stella Artois, Lowenbrau and Spaten and to distribute Hoegaarden, Leffe, and Corona in Central Europe.
Our operations in Africa, the Middle East and Asia Pacific include markets such as Australia, Japan, South Africa and South Korea, with the sale and distribution completed under local license agreements, or through the import of our brands with sale through local distributors.
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
Generally, over the years, industry volumes in Europe have shifted from the higher margin on-premise channel, where products are consumed in pubs and restaurants, to the lower margin off-premise channel, also referred to as the "take-home" market. Further, we continue to monitor the coronavirus pandemic, which had, and we currently expect will continue to have, a material adverse effect on our Europe results of operations for fiscal years 2020, 2021 and, possibly, beyond. In 2020, we experienced a significant adverse impact resulting from the closure of the on-premise channel for most of the second and fourth quarters, as a result of the coronavirus pandemic. Business and consumer behavior in the channel has been uncertain and has not returned to pre-pandemic levels. As perspective, we estimate that in 2019 approximately 40% and 50%-55% of our Europe volume and net sales, respectively, was from the on-premise channel, which tends to be more profitable than the off-premise channel. In addition, the U.K. was further negatively impacted by the on-premise restrictions as the U.K comprises approximately 55% of our Europe net sales, which were $1,986.4 million for the year ended December 31, 2019 (the Europe net sales includes the U.K. factored brand business, which represented approximately 17% of this amount in 2019), and, we estimate, nearly 60% and approximately 70-75% of the U.K. volume and net sales revenue, respectively, in 2019 originated from the U.K. on-premise channel. As a result of the coronavirus pandemic and resulting government-imposed restrictions and related on-premise closures, this portion of our business effectively entirely ceased through the first lockdown, from the middle of March of 2020 through early June of 2020 across all of Europe and continuing into early July of 2020 in the U.K., and was mostly closed through the second lockdown in the fourth quarter with different levels of restrictions across countries. See Part II. Item 7. Management's Discussion and Analysis, "Executive Summary" & Results of Operations—"Europe," for further details.
Manufacturing, Production and Packaging
Brewing Raw Materials
We use high quality ingredients to brew our products. During 2020, our malt requirements were sourced from third-party suppliers. We have multiple agreements with various suppliers that cover almost all of our total required malt, with terms ending in 2021 through 2026. Hops are purchased under various contracts with suppliers in Germany, Czech Republic, Slovenia, U.S. and the U.K., which contribute to our anticipated requirements through 2025 in line with our planned supply coverage strategy. Adjuncts are purchased under various contracts with local producers, which are typically crop year contracts commencing in October of each year. Water used in the brewing process is sourced from various wells and through water rights and supply contracts. We do not currently anticipate future difficulties in accessing required water or agricultural products used in our brewing process in the near term.
Packaging Materials
The following summarizes the percentage of our Europe segment's packaging materials by type for the year ended December 31, 2020. The below chart shows a meaningful shift to aluminum cans, largely as a result of changes in consumer behavior throughout the coronavirus pandemic. In fiscal year 2019, aluminum cans made up 28% of packaging materials in our Europe segment.

Bottles:
•A significant majority of glass returnable bottles are sourced under various agreements with third-party suppliers.

Kegs:
•A limited number of kegs are purchased each year from various suppliers, and we have no long-term supply commitment. We are currently in the process of signing new agreements which would cover all of our requirements for kegs in 2021.

Cans:
•We have long-term agreements with various suppliers that cover all of our required supply of cans, with terms ending in 2021 through 2023.

Recyclable plastic containers:
•We have multiple agreements with various manufacturers in the region, covering 100% of our requirements, which expire in 2021. We do not currently anticipate any issues in renegotiating and extending these contracts or in otherwise being able to access recyclable plastic containers.
Crowns, labels and corrugate are purchased from sources unique to each category. We do not currently foresee future difficulties in accessing these or other packaging materials in the near term.
Seasonality of Business
In Europe, the beer industry is subject to seasonal sales fluctuations primarily influenced by holidays, weather and by certain major televised sporting events. Weather conditions consisting of high temperatures and extended periods of warm and dry weather favor increased consumption of our products, while unseasonably cool or wet weather, especially during the summer months, adversely affects our sales volumes. Accordingly, the peak selling seasons typically occur during the summer and during the Christmas and New Year holiday season.
Known Trends and Competitive Conditions
2020 Europe Beer Industry Overview
Europe beer industry retail shipments have fluctuated by approximately 1% to 2% annually over the last five years. These market fluctuations are consistent with the fluctuations within the overall alcohol market in each of the respective years. Since 2010 to 2019, the off-premise market share has increased in our European markets from 55% to nearly 60% of total volume, and the on-premise market share has declined from 45% to around 40%. In 2020, the beer market was significantly impacted by the coronavirus pandemic resulting in full or partial closure of on-trade for the last nine months of the year. Based on current data, we estimate an on-premise market decline in the high single digits in 2020. We also estimate in 2020 that the on-premise share in the market was heavily impacted, declining to approximately 20% share from around 40% share in 2019.
Our beers compete not only with similar products from competitors, but also with other alcohol beverages, including wines and spirits. The following table summarizes the estimated percentage market share by volume of beer and other alcohol beverages, including wine and spirits, as a component of the overall European alcohol market, within the countries in which we have production facilities, over the last five years, for which data is currently available. We anticipate that 2020 data, when available, will reflect a continuation of the recent consumer trends. Percentages reflect estimates based on market data currently available.

	2019	2018	2017	2016	2015
Beer	29%	30%	30%	30%	30%
Other alcohol beverages	71%	70%	70%	70%	70%
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

	2020	2019	2018	2017	2016
MCBC's share	18%	19%	20%	20%	20%
Primary competitors' share	61%	60%	57%	56%	57%
Others' share	21%	21%	23%	24%	23%
Regulation
Each country that is part of our Europe segment where we carry out significant brewing or distribution activities is either a member of the European Union ("EU") or a current candidate to join, with the exception of the U.K., which left the EU during 2020, Bosnia which is a potential EU candidate and India which is part of the Asia Pacific. As such, there are similarities in the regulations that apply to many parts of our Europe segment's operations and products, including brewing, food safety, labeling and packaging, marketing and advertising, environmental, health and safety, employment and data protection regulations. To operate breweries and conduct our business in Europe, we must obtain and maintain numerous permits and licenses from various governmental agencies.

The U.K. exited the EU on January 31, 2020 and entered a twelve month transition period. On December 24, 2020, the deal laying out the future relationship between the U.K. and EU was agreed, and subsequently endorsed on December 30, 2020. The treaty became effective on January 1, 2021. As the U.K. left the single market and customs union on December 31, 2020, the deal guarantees "zero tariff and zero quota" trade on goods. See Part I—Item 1A Risk Factors under "Risks Specific to the Europe Segment" for further discussion of the risks specific to the U.K.'s exit from the EU.
Each country's government levies excise taxes on alcohol beverages. EU member countries' laws on excise taxes are consistent with the EU Directives and use the same measurements based on either alcohol by volume or Plato degrees. Non-EU countries use various taxation methods, including flat excise rate per volume or methods that may be similar to those used in the EU. In 2020, the excise taxes for our Europe segment were approximately $41 per hectoliter on a reported basis. Refer to Part I—Item 1A, Risk Factors for risks associated with the regulatory environment in Europe.
Unallocated
We have certain activity that is not allocated to our segments, and primarily includes financing-related costs such as interest expense and income, foreign exchange gains and losses on intercompany balances related to financing and other treasury-related activities, and the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides. Additionally, only the service cost component of net periodic pension and OPEB cost is reported within each operating segment, and all other components remain unallocated.
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
Sustainability
We believe in producing a beer we can be proud of, from grain to glass. Our Imprint (formerly known as Our Beer Print) is MCBC's approach to sustainability and the right way to grow our business for a better tomorrow. Our Imprint is integral to how we will build long-term value for society and our shareholders, while leaving a positive imprint on our communities, on our environment and on our business.
We have a long legacy of leaving a positive imprint on the environment and our communities.
In 2012, MCBC became a charter member of the International Alliance for Responsible Drinking ("IARD"). This collaborative industry body represents the 12 leading beer, wine and spirits companies, and partners with public sector, civil society and private stakeholders. IARD works with governments globally to support the WHO NCD Global Monitoring Framework target of 10% reduction in harmful use of alcohol by 2025.
In 2017, we launched Our Imprint 2025 agenda, a new sustainability strategy for MCBC and a set of ambitious goals to take us to 2025. We focused our efforts where we can have the most positive impact on our business and society. We established goals across three pillars - Responsibly Refreshing, Sustainable Brewing and Collectively Crafted - that aim to address the expectations of our consumers and stakeholders, while we continue to make our operations even more resource efficient and resilient.
In 2019, we added new global packaging goals to our 2025 agenda, aiming for 100% of our packaging to be reusable, recyclable or compostable. We are also strengthening our goals to drive down packaging emissions, use more recycled materials in our plastic packaging and improve recycling solutions in our key markets by 2025. More information about Our Imprint 2025 goals can be found on our sustainability website, www.MolsonCoorsOurImprint.com, which includes:
•Our Imprint Report 2020, which presents the most recent progress made against our 2025 goals;
•ESG (Environment, Social and Governance) Report 2020, which includes more details on the underlying data, processes and policies that support ESG topics; and
•SDG (Sustainability Development Goals) Impact Report 2020, which shows how MCBC is taking action to contribute to the 17 global goals set forth by the United Nations by 2030.
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
Human Capital Management
We have a global and varied workforce, with major employee centers in the U.S., Canada, U.K. and Romania. As of the end of 2020, we employed approximately 17,000 employees within our business globally with approximately 10,000 within our North America segment and 7,000 within our Europe segment. Of the 17,000 employees, approximately 660 of our employees are in our Global Business Centers based in Milwaukee, Wisconsin and Bucharest, Romania. As of the end of 2020, approximately 33% and 29% of our North America and Europe workforces, respectively, are represented by trade unions or councils, which are subject to collective bargaining agreements, which come due for renegotiation from time to time.
The Company strives to be a provider of meaningful experiences for its employees and a safe and healthy workplace for all employees. We believe that building a strong and diverse workforce is a significant contributor to our success as a business and to deliver on our purpose, and that we value and respect our differences. We believe that diversity with inclusion is the key to collaboration and a winning team culture. A significant component of the revitalization plan announced in October 2019 was the launch of a refreshed purpose (uniting people to celebrate all life’s moments), ambition (first choice for our people, consumers and customers) and shared company values (the first of which is Putting People First), all designed with a purpose of shifting the culture of the organization to drive stronger employee engagement and business engagement.
With the overarching goals described in the preceding paragraph as guides, the leadership team and the chief people and diversity officers for the North America and Europe business units are tasked with managing all employment-related matters including recruitment, retention, leadership and development, compensation planning, succession planning, performance management, and diversity and inclusion. The Compensation Human Resource Committee of the Board of Directors is responsible for establishing and reviewing the overall compensation philosophy of the Company and providing oversight on certain human capital matters, including the Company’s talent retention and development, leadership development, talent pipeline, programs and systems for performance management and diversity and inclusion initiatives. The Audit Committee oversees the Company’s risk management program to identify and mitigate potential risks, including human capital issues. The Board of Directors then receives regular reports and recommendations from management and the board committees to help guide the Company’s strategy on retaining and developing a diverse and talented workforce.
In North America, we promote and maintain employee resource groups for a number of different communities in our employee population - by race/ethnicity, by gender, LGBTQ+, early professionals, young families, and veterans, amongst others. We encourage participation in these groups as we believe it provides an open forum for individual employees who may share similar concerns or experiences. We also promote and emphasize leadership and development opportunities for our employees which includes our First Choice Learning Center, in-person and online training programs, and experiential training opportunities to encourage and promote employee health and safety, assist in building core competencies, learning best practices and developing leadership capabilities. As we work to a more diverse workforce and management team, the Company has developed programs to encourage the recruitment, retention and training of diverse leaders and working to ensure we have a highly skilled and diverse workforce. We track and monitor our progress on metrics of gender and race, particularly in the U.S., though data on race is not tracked in all jurisdictions.
We aim to ensure that our employees have a healthy and safe work environment. Our supply chain has adopted and implemented a framework we call world class supply chain 2.0 at many of our brewery and other locations. As part of that framework, the Company's environment, health and safety policy guides the Company’s efforts in maintaining safe and healthy workplaces where we take a proactive approach to the identification and control of environment, health and safety risks. We work to improve our Environment, Health and Safety ("EHS") performance through methodologies that aim to prevent workplace injuries and illness, and reduce environmental impacts of our operations. Our safety focus was evident during our response to the coronavirus pandemic where we implemented additional health and safety measures in the breweries and our distribution centers, ensuring these federally designated essential operations could continue to operate and we could protect our employees. We enhanced our cleaning protocols at the majority of our facilities including enhanced sanitization, social distancing, temperature screenings, cloth facemasks and hand sanitizers, instituted a paid leave coronavirus policy and program, adopted a voluntary unpaid leave program, and expanded access to virtual healthcare, remote fitness and wellness support and to our employee assistance program.
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
Information About Our Executive Officers
The following table sets forth certain information regarding our executive officers as of February 11, 2021:

Name	Age	Position
Gavin D.K. Hattersley	58	President and Chief Executive Officer
Tracey I. Joubert	54	Chief Financial Officer
Simon J. Cox	53	President and Chief Executive Officer, Molson Coors Europe
Peter J. Marino	48	President, Emerging Growth
E. Lee Reichert	54	Chief Legal and Government Affairs Officer
Michelle E. St. Jacques	43	Chief Marketing Officer
ITEM 1A.    RISK FACTORS
Investing in our Company involves risk. The reader should carefully consider the following risk factors and the other information contained within this report. The risks set forth below are those that management believes are most likely to have a material adverse effect on us. The reader is encouraged to read each risk factor as related and interconnected to the other risk factors set forth in this section. However, the risks set forth below are not a comprehensive description of the risks facing our Company. We may also be subject to other risks or uncertainties not presently known to us or that we currently deem to be immaterial but may materially adversely affect our business, financial condition or results of operations in future periods. If the following risks or uncertainties, individually or in combination, actually occur, they may have a material adverse effect on our business, financial conditions, results of operations or prospects. See also "Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995."
Risks Related to our Company and Operations
The novel coronavirus pandemic, efforts to mitigate or disrupt the pandemic and related weak, or weakening of, economic or other negative conditions, have disrupted, and may continue to disrupt our business, which has had and could continue to have a material adverse effect on our operations, liquidity, financial condition and financial results.
Our business has been, and we currently expect will continue to be, materially and adversely affected by the coronavirus pandemic and related weak, or continued weakening of, economic or other negative conditions, particularly in regions where we derive a significant amount of our revenue or profit or where our suppliers and business partners are located, including, in North America and Europe. Specifically, the coronavirus pandemic has disrupted and we currently expect it to continue to disrupt our business and potential associated financial impacts. Those impacts include, but are not limited to, lower net sales in markets affected by the pandemic, including potential material shifts in, and impacts to, demand, the inability to sell our products to on-premise consumers and further disruption to the on-premise channel, including staged on premise re-openings and subsequent closure of on-premise accounts, our ability to reinstate or pay a dividend, the delay of, and potential increased costs related to, inventory production and fulfillment, including packaging availability impacted by package mix shifts related to off-premise demand, including significantly increased need for and limited supplies of aluminum cans and paperboard, and lower return rates of our returnable packaging in certain markets, potentially impacting net sales and cost of goods globally and increased incremental costs associated with mitigating the effects of the pandemic, including increased raw materials, freight and logistics costs and other expenses. Packaging material supply shortages and supply chain constraints have impacted and could continue to negatively impact our ability to meet increased demand in off-premise channels or particular packages, particularly aluminum cans, which in turn could impact our net sales revenues and market share. Continued disruption and declines in the global economy have impacted and could continue to impact our customers’ liquidity and capital resources and therefore our ability to collect, or the timeliness of collection of our accounts receivable from them, which may have a material adverse impact on our performance, cash flows and capital resources. The coronavirus pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate spread of the virus, newer variants, the severity of the disease, the duration of the pandemic, the roll out and efficacy of the vaccines and related prolonged weakening of economic or other negative conditions, such as a recession or slowed economic growth in our markets, and actions that may be taken by governmental authorities to contain the pandemic or to mitigate its impact, makes it difficult to forecast any effects on our results of operations for 2021 and in subsequent years. However, our results of operations in 2020 were negatively affected and we currently expect our results of operations for 2021 to be significantly and adversely affected.
Specifically, difficult macroeconomic conditions in our markets, such as further decreases in per capita income and level of disposable income, increased and prolonged unemployment or a further decline in consumer confidence as a result of the coronavirus pandemic, as well as limited or significantly reduced points of access of our product, could continue to have a material adverse effect on the demand for our products. Under difficult economic conditions, consumers may continue to seek to reduce discretionary spending by forgoing purchases of our products, by shifting away from our above-premium products to lower-priced products offered by us or other companies or by shifting to off-premise from on-premise consumption, negatively impacting our net sales and margins. Softer consumer demand for our products could reduce our profitability and could negatively affect our overall financial performance. A significant portion of our consolidated net sales revenues are concentrated in markets where the coronavirus pandemic impacts have been significant. Therefore, unfavorable macroeconomic conditions, including as a result of the coronavirus pandemic and any resulting recession or slowed economic growth, have had, and could continue to have, an outsized negative impact on us. In addition, difficult economic conditions may have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all, should we seek future financing. Additionally, we may have unexpected costs and liabilities; revenue and cash provided by operations may continue to decline; macroeconomic conditions may continue to weaken; prolonged and severe levels of unemployment may negatively impact our consumers; and competitive pressures may increase, resulting in difficulty maintaining adequate liquidity and meeting our deleverage commitments and as a result, our credit ratings could be downgraded, which would adversely impact our business, including by increasing our costs of future borrowing and harming our ability to refinance our debt in the future on acceptable terms or access the capital markets, if we are able to obtain additional financing on terms that are acceptable to us at all. Further, notwithstanding the amendment to our revolving credit facility on June 19, 2020 to revise the leverage ratios under the financial maintenance covenant upwards for the six fiscal quarters beginning with the second quarter of 2020, should the impacts of the pandemic and resulting performance adversely affect our ability to remain compliant with our covenants in our revolving credit facility agreement and absent another amendment or waiver from participating lenders, the outstanding borrowings on our revolving credit facility agreement may become immediately due. Such events may additionally trigger an event of default on our senior notes resulting in the potential acceleration of amounts due thereunder.
In addition, the coronavirus pandemic and related efforts to mitigate its spread, have impacted, and may continue to impact for the foreseeable future, customer traffic to the on-premise channel, which includes bars, restaurants and sporting, festival and other large venues. Many governmental authorities across our North America and Europe businesses have required that bars and restaurants limit, close or cease sit-down service, which has negatively impacted and we expect will continue to negatively impact on-premise sales of our beverages and previously led to the incurrence of costs to repurchase products that on-premise accounts or distributors were unable or prohibited from selling as a result of the governmental regulations. Despite the limited reopening of on-premise accounts in certain of our markets in the second and third quarters, sales to restaurants and bars have not returned to pre-pandemic levels and in many instances, the reopened on-premise accounts have been subsequently forced to close in certain of our markets as a result of an increase in the spread of the coronavirus. We currently expect that closures and reduced on-premise consumption may continue for an unknown period, negatively impacting our net sales and margins. We also expect some on-premise accounts will see a decrease in demand as colder weather in the North American and European markets may reduce or eliminate their outdoor seating capacity. In addition, sporting events, festivals and other large public gatherings where our products are served have been canceled or permitted to take place only with limited or no attendance by the public throughout North America and Europe and we expect them to largely remain cancelled until a vaccine is distributed to the majority of the public. Additionally, these and other governmental or societal impositions of restrictions on public gatherings, especially if prolonged in nature, will have adverse effects on on-premise traffic and, in turn, our business. Even if such measures are not implemented and coronavirus does not spread more significantly, or if after the pandemic has subsided, fear of re-occurrence or the perceived risk of infection or health risk may adversely affect traffic to the on-premise channel and, in turn, may have a material adverse effect on our business, liquidity, financial condition and results of operations, particularly if any self-imposed or governmental changes are in place for a significant amount of time.
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
The global beer industry and the broader alcohol industry are constantly evolving, and our position within the global beer industry and our markets in which we operate may fundamentally change. If we do not successfully transform along with evolving industry and market dynamics, then the result could have a material adverse effect on our business and financial results.  The brewing industry has significantly evolved over the years becoming an increasingly global beer market. For many years, the industry operated primarily on local presence with modest international expansion achieved through export, license and partnership arrangements. In contrast, it has now become increasingly complex as the global consolidation of brewers has resulted in fewer major market participants. At the same time, smaller local brewers within certain geographies are seeing accelerated growth as consumers increasingly place value on locally-produced and/or regionally-sourced products. As a result of the increased global consolidation of brewers and the dynamic of an expanding new segment within the industry with new market entrants, the markets in which we operate, particularly the more mature markets, may evolve at a disadvantage to our current market position and local governments may intervene, which may fundamentally accelerate transformational changes to such markets. For example, the North American beer markets have long consisted of a select number of significant market participants with government-regulated routes to market. However, evolution in these markets and our other beer markets, together with emerging changes to consumer preferences, have introduced a significant increase in market entrants and resulted in increased consumer choice and market competition, as well as increased government scrutiny. Specifically, our North American and European markets have experienced vast expansion in the craft beer industry along with the expansion of cider, flavored malt beverages (including hard seltzers), CBD beverages and other similar beverages. If our competitors are able to respond more quickly to the evolving trends within the craft beer, cider, hard seltzer, flavored malt beverages, CBD beverages and other similar beverages categories, or if our new products in these categories are not successful, our business and financial results may be adversely impacted. In addition, certain states in the U.S. have passed or are considering passing, and Canada has passed, laws and regulations that allow the sale and distribution of cannabis. Currently, it is not possible to predict the impact of this on sales of alcoholic beverages but it is possible that legal cannabis usage could adversely impact the demand for our products. Furthermore, imported beers also continue to compete aggressively in the U.S. In Canada, changes to interprovincial trade rules, regulations, distribution models, and packaging requirements, such as government-owned retail outlets and industry standard returnable bottles, may be disadvantageous to us. Currently, in Ontario and other provinces, provincial governments are reviewing and/or changing this historical foundation as a result of this market evolution and increased demand by some for government's intervention to remove distribution restrictions.
We also compete generally with other alcoholic beverages. We compete with other beer and beverage companies not only for legal age drinker acceptance and loyalty, but also for shelf, cold box and tap space in retail establishments and for marketing focus by our distributors and their customers, all of which also distribute and sell other beers and alcoholic beverage products.
In addition, the broader alcohol industry is experiencing a rapid shift in drinking preferences and behaviors. We believe this has been driven by a generational demographic shift away from beer in particular towards other alcoholic and non-alcoholic beverages. As discussed above, even within the beer industry we have seen a shift away from the traditionally most popular beer brands and segments and a corresponding expansion in the craft beer industry along with the expansion of cider, hard seltzers, flavored malt beverages, CBD beverages and other similar beverages. Accordingly, we have initiated our revitalization plan, pursuant to which we will strive to achieve more consistent topline growth by expanding beyond beer and into adjacent beverage categories. However, if we are unsuccessful in evolving with, and navigating through, the changes to the markets in which we operate, there could be a material adverse effect on our business and financial results.
Competition in our markets could require us to reduce prices or increase capital and other expenditures or cause us to lose sales volume, any of which could have a material adverse effect on our business and financial results.    In many of our markets, our primary competitors have greater financial, marketing, production and distribution resources than we do, and may be more diverse in terms of their geographies and brand portfolios. In all of the markets in which we operate, aggressive marketing strategies, such as reduced pricing, brand positioning, and increased capital or other investments by these competitors could have a material adverse effect on our business and financial results. In addition, continuing consolidation among major global brewers and between brewers and other beverage companies may lead to stronger or new competitors, loss of partner brands, negative impacts on our distributor networks and pressures from marketing and pricing tactics by competitors. Further, consolidation of distributors in our industry could reduce our ability to promote our brands in the markets in a manner that enhances rather than diminishes our brands' value, as well as reduce our ability to manage our pricing effectively and efficiently. Additionally, due to competition with brewers and other beverage companies, an increase in the purchasing power of our large competitors may cause further pricing pressures which could prevent us from increasing prices to recover higher costs necessary to compete. Such pressures could have a material adverse impact on our business and our financial results and market share. Failure to generate significant cost savings and margin improvement through our ongoing initiatives could adversely affect our profitability. Increased pressures for reduced pricing or difficulties in increasing prices while remaining competitive within our markets, as well as the need for increased capital investment, marketing and other expenditures could result in lower margins or loss of market share and volumes. Moreover, most of our major markets are mature, so growth opportunities may be more limited to us than to our global competitors. For example, net sales in North America accounted for approximately 85% of our total 2020 net sales. As a result, to the extent that we are unable to maintain or grow our market share in our mature markets, our sales and, in turn, business and financial results could be materially and adversely affected.
Our success as an enterprise currently depends largely on the success of relatively few products in several mature markets specific to the beer industry; if consumer preferences shift away from our products, consumption of our products decline or we are unable to successfully and timely innovate beyond beer, our business and financial results could be materially adversely affected.    Our Coors Light and Miller Lite brands in the U.S., Coors Light, Molson Canadian, Coors Original and Carling brands in Canada, and Carling, Staropramen, Jelen, Bergenbier and Coors Light brands in Europe represented more than half of each respective segment's sales volumes in 2020. Additionally, several of our brands represent a significant share of their respective market, therefore volatility in these markets could disproportionately impact the performance of these brands. Consequently, any material shift in consumer preferences away from these brands, or from the categories in which they compete, could have a material adverse effect on our business and financial results. Consumer preferences and tastes may shift away from our brands or beer generally due to, among others, changing taste preferences, demographics, downturn in economic conditions or perceived value, as well as changes in consumers' perception of our brands due to negative publicity, regulatory actions or litigation. Recently, there has been more attention focused on health concerns and the harmful consumption of alcoholic beverages which could result in a change in the social acceptability of beer and other alcoholic beverages which could materially impact the consumption of beer and our sales. Additionally, in some of our major markets, specifically North America and Europe, there has been a shift in consumer preferences within the total beer market away from premium brands to "craft beer" produced by smaller, regional microbreweries, as well as a shift within the total alcohol beverage market from beer to wine and spirits. More recently, the rapid growth of hard seltzers in the U.S. may have shifted some consumers away from our brands and beer generally. Moreover, several of our major markets are mature and we have a significant share in such markets, therefore, small movements in consumer preference, such as consumer shifts away from premium light brands, can also disproportionately impact our results. Although the ultimate impact is currently unknown, the emergence of legal cannabis in certain states in the United States and in Canada may result in a shift of discretionary income away from our products or a change in consumer preferences away from beer. As a result, a shift in consumer preferences away from our products or beer or a decline in the consumption of our products could result in a material adverse effect on our business and financial results.
Furthermore, as part of our revitalization plan, our future topline growth will depend, in part, on our ability to timely innovate and develop new products beyond traditional beer. In connection with our revitalization plan, we plan to innovate, test and scale products faster than we have before. However, the launch and ongoing success of new products are inherently uncertain, especially with respect to consumer appeal. The launch of a new product can give rise to a variety of costs and an unsuccessful launch or short-lived popularity of our product innovations could, among other things, affect consumer perception of our existing brands and our reputation as well as result in inventory write-offs and other costs. In addition, the coronavirus pandemic has altered, and in some cases, delayed product innovation efforts. We were making progress against these ambitions, before the impact of the coronavirus pandemic became widespread throughout North America and Europe. As a result of this pandemic and resulting uncertainty in the economy, we are making adjustments in the short-term and intend to use the savings, generated from the revitalization plan, to help protect our cash and liquidity position. Our inability to attract consumers to our product innovations relative to our competitors’ products, especially over time, could negatively affect our growth, business, and financial results.
The success of our business relies heavily on brand image, reputation, product quality and protection of intellectual property.    It is important that we maintain and increase the image and reputation of our existing brands and products. Concerns about product quality, even when unsubstantiated, could be harmful to our image and the reputation of our brands and products. While we have quality control programs in place, in the event we or our third-party manufacturers experience an issue with product quality or if any of our products become unsafe or unfit for consumption, are misbranded or cause injury, we may experience recalls or liability in addition to business disruption which could further negatively impact brand image and reputation, negatively affect our sales and cause us to incur additional costs. A widespread product recall, multiple product recalls or a significant product liability judgment could cause our products to be unavailable for a period, which could further reduce consumer demand and brand equity. Our brand image and reputation may also be more difficult to protect due to less oversight and control as a result of the outsourcing of some of our operations. We also could be exposed to lawsuits relating to product liability, marketing or sales practices or intellectual property infringement. Deterioration to our brand equity may be difficult to combat or reverse and could have a material effect on our business and financial results. In addition, because our brands carry family names or we may partner with celebrities or other famous sponsors, personal activities by certain members of the Molson or Coors families or our promotional partners that harm their public image or reputation could also have an adverse effect on our brands or the Company. Further, our success is dependent on our ability to protect our intellectual property rights, including trademarks, patents, domain names, trade secrets and know-how. We cannot be certain that the steps we have taken to protect our intellectual property rights will be sufficient or that third parties will not infringe upon or misappropriate these rights or that other parties may claim that our brands infringe on their intellectual property rights. If we are unable to protect our intellectual property rights, it could have a material adverse effect on our business and financial results.
Changes in the social acceptability, perceptions and the political view of the beverage categories in which we operate, including alcohol and cannabis, could adversely affect our business. In recent years, there has been an increase in public and political attention on health and well-being as it relates to the alcohol beverage and other categories in which we operate. In addition, the alcoholic beverage industry is regularly the subject of anti-alcohol activist activity related to the health concerns from the misuse of alcohol and concerns regarding underage drinking and exposure to alcohol advertisements. Negative publicity regarding beer and changes in consumer perceptions in relation to beer, other alcoholic, CBD, or other cannabinoid beverages could adversely affect the sale and consumption of our products which could, in turn, adversely affect our business and financial conditions. Additionally, the concerns around alcohol, CBD and cannabis as well as health and well-being could result in unfavorable regulations or other legal requirements in certain of our markets, such as advertising, selling and other restrictions, increased taxes associated with our sales, or the establishment of minimum unit pricing. Any such regulations or requirements could change consumer and customer purchasing patterns, which could negatively impact our business, results of operations, cash flows or financial condition. In particular, advocates of prohibition and other severe restrictions on the marketing and sales of alcohol are becoming increasingly organized and coordinated on a global basis, seeking to impose laws or regulations or to bring actions against us, to curtail substantially the consumption of alcohol, including beer, in developed and developing markets. To the extent such views gain traction in regulations of jurisdictions in which we do or plan to do business, they could have a material adverse effect on our business and financial results.
Weak, or weakening of, economic or other negative conditions in the markets in which we do business, including reductions in discretionary consumer spending, could have a material adverse effect on our business and financial results. Beer consumption in many of our markets is closely tied to general economic conditions and a significant portion of our portfolio consists of premium and above premium brands. Difficult macroeconomic conditions in our markets, such as further decreases in per capita income and level of disposable income driven by increases to inflation, income taxes, the cost of living, increased and prolonged unemployment or a further decline in consumer confidence as a result of the coronavirus pandemic or otherwise, as well as limited or significantly reduced points of access of our product, political or economic instability other country-specific factors could continue to have a material adverse effect on the demand for our products. For example, a trend towards value brands in certain of our markets or deterioration of the current economic conditions could result in a material adverse effect on our business and financial results. A significant portion of our consolidated net sales revenues are concentrated in North America and Europe. Therefore, unfavorable macroeconomic conditions, such as a recession or slowed economic growth, in North America or Europe could negatively affect consumer demand for our product in these important markets. Under difficult economic conditions, consumers may continue to seek to reduce discretionary spending by forgoing purchases of our products, by shifting away from our above-premium products to lower-priced products offered by us or other companies or by shifting to off-premise from on-premise consumption, negatively impacting our net sales and margins. Softer consumer demand for our products could reduce our profitability and could negatively affect our overall financial performance.
In addition, global markets continue to face threats and uncertainty. Future changes to U.S. or foreign tax and trade, policies, impositions of new or increased tariffs, other trade restrictions or other government actions, including any government shutdown, foreign currency fluctuations, including devaluations and fear of exposure to or actual impacts of a widespread disease outbreak, such as the coronavirus pandemic, may lead to continuation of such risks and uncertainty. Uncertain economic and financial market conditions may also adversely affect the financial condition of our customers, suppliers and other business partners. Any significant decrease in in consumers' purchases of our products or our inability to collect accounts receivable, resulting from an adverse impact of the global markets on consumers' financial condition could have a material adverse effect on our business, financial condition and results of operations.
Our restructuring activities related to our revitalization plan may not be successful and the estimated costs associated with such activities may be more than expected, and our restructuring activities may adversely impact employee hiring and retention. On October 28, 2019, as part of the revitalization plan, we made the determination to establish Chicago, Illinois as our North American operational headquarters, close our office in Denver, Colorado and consolidate certain administrative functions into our other existing office locations. However, the coronavirus pandemic has altered, and in some cases, delayed our ability to implement components of the revitalization plan. We were making progress against these ambitions before the impact of the coronavirus pandemic became widespread. As a result of this pandemic and resulting uncertainty in the economy, we made adjustments in the short-term and used a significant portion of the savings generated from the revitalization to help protect our cash and liquidity position. In connection with these consolidation activities, we currently expect to incur certain cash and non-cash restructuring charges related to severance, retention and transition costs, non-cash asset related costs, lease exit costs in connection with our office lease in Denver, Colorado, and other transition activities currently estimated in the range of approximately $100 million to $120 million in the aggregate, the majority of which will be cash charges that we began recognizing in the fourth quarter of 2019, and will be further recognized through the balance of fiscal year 2021. During 2020 and 2019, we recognized severance and retention charges of $35.6 million and $41.2 million, respectively, bringing the aggregate of such charges to approximately $100 million since the plan was initiated. These expenses will adversely impact our results of operations during the relevant periods and will reduce our cash position. Additionally, the amount of these estimated expenses, as well as our ability to achieve the anticipated cost savings, revitalization plan goals and other benefits of our restructuring activities, are subject to various assumptions and uncertainties. We may also experience additional costs in connection with these restructuring activities due to delays or other unforeseen circumstances. There is no assurance that we will successfully implement, or fully realize the anticipated costs and other benefits of our restructuring activities or execute successfully on our restructuring plan, in the time frames we desire or at all. If we fail to realize the anticipated benefits, including ongoing cost savings, or if we incur charges or costs in amounts that are greater than anticipated, our business, financial condition and operating results may be adversely affected.
In connection with the consolidation of our office locations, we experienced a certain amount of employee turnover and have had to recruit, hire and train new talent. The turnover, the onboarding of new talent and any resulting distraction has the potential to negatively impact the overall performance of our employees and employee morale, resulting in loss of institutional knowledge, inefficiencies, higher short- or long-term costs, or decreased productivity. As a result of these or other similar risks, our business, plans, strategies, financial condition and operating results may be adversely affected.
Climate change and other weather events may negatively affect our business and financial results. There is concern that a gradual increase in global average temperatures could cause significant changes in global weather patterns and an increase in the frequency and severity of natural disasters. Changing weather patterns and more volatile weather conditions could result in decreased agricultural productivity in certain regions that may impact quality, limit availability or increase the cost of key agricultural commodities, such as hops, barley and other cereal grains, which are important ingredients for our products. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain, distribution networks and routes to market, or impact demand for our products.
Public concern over climate change may result in new or increased regional, federal and global legal and regulatory requirements to reduce or mitigate carbon emissions, or to limit or impose additional costs on carbon and water usage. In the event that such regulation is more stringent than current regulatory obligations, or the measures that we are currently undertaking to monitor and improve our resource efficiency, we may experience disruptions in, or increases in our costs of, operation and delivery due to investments in facilities and equipment or relocate our facilities. In particular, new regulation and taxation of fuel and energy could increase the cost of operation, including fuel required to operate our facilities or transport and distribute our products, thereby increasing the distribution and supply chain costs associated with our products.
There is also increased focus, including by governmental and non-governmental organizations, investors, customers and consumers on environmental sustainability matters, such as packaging waste, climate impact and water use. Our reputation could be damaged if we or others in our industry do not act, or are perceived not to act, responsibly with respect to our impact on the environment. Any failure to achieve our enterprise-wide sustainability goals, or perception (whether or not valid) of our failure to act responsibly, or to effectively respond to new, or changes in, environmental, legal or regulatory requirements could adversely affect our business, reputation or financial condition.
An inadequate supply or availability of quality water could have a material adverse effect on, among other things, our sales, production processes, other costs and, in turn, profitability. Quality water is a key ingredient in our brewing process. Clean water is a limited resource in many parts of the world and climate change may increase water scarcity and cause a deterioration of water quality in areas where we maintain brewing operations. The competition for water among domestic, agricultural and manufacturing users is increasing in some of our brewing communities and communities in which we or our suppliers manufacture our other products. Even where water is widely available, water purification and waste treatment infrastructure limitations could increase costs or constrain our operations. Further, unavailability of clean water at our breweries or our other facilities or the facilities of our suppliers could limit our ability to brew, which could cause a decrease in production.
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

Loss, operational disruptions or closure of a major brewery or other key facility, including those of our suppliers, due to unforeseen or catastrophic events or otherwise, could have a material adverse effect on our business and financial results. Our business could be interrupted and our financial results could be materially adversely impacted by physical risks such as earthquakes, fires, hurricanes, floods, acts of war, terror attacks, cyber-attacks and other disruptions in information technology systems, disease outbreaks or pandemics, such as the ongoing coronavirus pandemic, and other natural disasters or catastrophic events that damage, disrupt or destroy one of our breweries or key facilities or the key facilities of our significant suppliers. Climate change and warmer global temperatures may also increase the intensity and frequency of these extreme weather events. If any of our breweries or key facilities or the key facilities of our significant suppliers were to experience a significant operational disruption or catastrophic loss, it could delay or disrupt production, shipments and revenue, and result in potentially significant expenses to repair or replace these properties. Such significant disruptions could be due to, among other things, the loss or disruption of the timely availability of adequate supplies of essential raw materials, including as a result of illness to our respective employees or their families or governmental restrictions on such employees' ability to travel or perform necessary business functions or as a result of the need for us or our suppliers to operate our respective businesses with substantial modifications to employee travel and employee work locations; transportation and logistics challenges, including as a result of port and border closures and other governmental restrictions and the availability and capacity of shipping channels as customers may shift to increased online shopping; and the loss or disruption of other manufacturing, distribution and supply capabilities. Additionally, certain catastrophes are not covered by our general insurance policies, which could result in significant unrecoverable losses. Furthermore, our business and results of operations could be adversely impacted by under-investment in physical assets or production capacity, including contract brewing and effect on priority of our brands if production capacity is limited. Further, significant excess capacity at any of our breweries as a result of increased efficiencies in our supply chain process or continued volume declines, could result in under-utilization of our assets, which could lead to excess overhead expenses or additional costs incurred associated with the closure of one or more of our facilities. For example, as part of a strategic review of our supply chain network, certain breweries and bottling lines were closed in recent years, and we have and continue to incur brewery closure costs, including charges associated with the planned closure of the Irwindale brewery in 2020, which was subsequently sold to Pabst Brewing Company, LLC, in the fourth quarter of 2020. We regularly review our supply chain network to ensure that our supply chain capacity is aligned with the needs of the business. Such reviews could potentially result in further closures and the related costs could be material.
In addition, we have experienced minor temporary workforce disruptions in our supply chain as a result of the coronavirus pandemic. We have implemented employee safety measures, based on guidance from the Centers for Disease Control and Prevention and World Health Organization, across all our supply chain facilities, including proper hygiene, social distancing, mask use and temperature screenings. These measures may not be sufficient to prevent the spread of the coronavirus among our employees, illness, travel restrictions, absenteeism or other workforce disruptions could negatively affect our supply chain, manufacturing, distribution or other business processes. We may face additional production disruptions in the future which may place constraints on our ability to produce products in a timely manner or may increase our costs.
Due to a high concentration of workers represented by unions or trade councils in North America and Europe, we could be significantly affected by labor strikes, work stoppages or other employee-related issues.  As of December 31, 2020, approximately 33% and 29% of our North American and European workforces, respectively, are represented by trade unions or councils. Stringent labor laws in certain of our key markets expose us to a greater risk of loss should we experience labor disruptions in those markets. A prolonged labor strike, work stoppage or other employee-related issue, could have a material adverse effect on our business and financial results. For example, in the first quarter of 2017, our Toronto brewery unionized employees commenced a labor strike initiated from on-going negotiations of the collective bargaining agreement. This labor strike resulted in slower than expected production at the Toronto brewery in the first quarter of 2017. From time to time, our collective bargaining agreements come due for renegotiation, and, if we are unable to timely complete negotiations, affected employees may strike, which could have an adverse effect on our business and financial results.
Because of our reliance on third-party service providers and internal and outsourced systems for our information technology and certain other administrative functions, we could experience a disruption to our business.    We rely extensively on information services providers worldwide for our information technology functions including network, help desk, hardware and software configuration. Additionally, we rely on internal networks and information systems and other technology, including the internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing and collection of payments. We use information systems for certain human resource activities and to process our employee benefits, as well as to process financial information for internal and external reporting purposes and to comply with various reporting, legal and tax requirements. As information systems are critical to many of our operating activities, our business may be impacted by system shutdowns, service disruptions, obsolescence, or security breaches. Furthermore, the importance of such information technology systems and networks and systems has increased due to many of our employees working remotely as a result of the coronavirus pandemic. Additionally, if one of our service providers were to fail and we were unable to find a suitable replacement in a timely manner, we could be unable to properly administer our outsourced functions.

A breach of our information systems could cause material financial or reputational harm. Our information systems may be the target of cyber-attacks or other security breaches, which, if successful, could, among other things, expose us to the loss of key business, employee, customer or vendor information, cause us to breach our legal, regulatory or contractual obligations, create an inability to access or rely upon critical business records or cause a disruption of our operations. These breaches may result from human errors, equipment failure, or fraud or malice on the part of employees or third parties. If our information systems suffer severe damage, disruption or shutdown, we could experience delays in reporting our financial results and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments from our customers. We have seen an increase in the number of such attacks recently as a large number of our employees are working remotely and accessing our technology infrastructure remotely as a result of the coronavirus pandemic. Further, such attacks may originate from nation states or attempts by outside parties, hackers, criminal organizations or other threat actors.
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
We depend on key personnel, the loss of whom could harm our business. The loss of the services and expertise of any key employee could harm our business. Our future success depends on our ability to identify, attract and retain qualified personnel on a timely basis. If we were to experience turnover of senior management or if a member of our senior management were to become ill or incapacitated, our stock price, our results of operations and our client relationships could each be adversely impacted and such events may make recruiting for future management positions more difficult. In addition, we must successfully integrate any new management personnel that we hire within our organization, or who join our organization as a result of an acquisition, in order to achieve our operating objectives, and changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business.
Risks Related to Our Indebtedness, Capital Structure and Financial Condition
Our significant debt level subjects us to financial and operating risks, and the agreements governing such debt subject us to financial and operating covenants and restrictions. Our indebtedness subjects us to various financial and operating covenants, including, but not limited to, restrictions on priority indebtedness, leverage thresholds, liens, certain types of secured debt and certain types of sale lease-back transactions and transfers of assets, each of which may limit our flexibility in responding to our business needs. If we are not able to maintain compliance with stated financial covenants or if we breach other covenants in any debt agreement, we could be in default under such agreement or trigger a cross-default of other debt instruments. Such a default would adversely affect our credit ratings, may allow our creditors to accelerate the related indebtedness, and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. Our significant debt level and the terms of such debt could, among other things:
•make it more difficult to satisfy our obligations under the terms of our indebtedness;

•limit our ability to refinance our indebtedness on terms acceptable to us, or at all;

•limit our flexibility to plan for and adjust to changing business and market conditions, including successfully execute our revitalization plan, and increase our vulnerability to general adverse economic and industry conditions, such as the current economic climate caused by the coronavirus pandemic;

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
A deterioration in our credit rating could increase our borrowing rates or have an adverse effect on our ability to obtain future financing or refinance current debt. Ratings agencies may downgrade our credit ratings below their current investment grade levels if we are unable to meet our deleveraging commitments. While we have publicly expressed our intention to maintain an investment grade debt rating, ratings are determined by third-party rating agencies and in some cases the events that may cause us to suffer a ratings downgrade are unpredictable and outside of our control, such as the economic climate caused by the coronavirus pandemic and its impact on our business. A credit ratings downgrade, particularly a downgrade below investment grade, could increase our costs of future borrowing, negatively impact our hedging instruments and harm our ability to refinance our debt in the future on acceptable terms or access the capital markets.
Default by, or failure of, one or more of our counterparty financial institutions could cause us to incur significant losses. As part of our risk management activities, we enter into transactions involving derivative financial instruments, including, among others, forward contracts, commodity swap contracts, option contracts, with various financial institutions. In addition, we have significant amounts of cash and cash equivalents on deposit or in accounts with banks or other financial institutions in the U.S. and abroad. As a result, we are exposed to the risk of default by, or failure of, counterparty financial institutions. The risk of counterparty default or failure may be heightened during economic downturns and periods of uncertainty in the financial markets, including as a result of the coronavirus pandemic. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or to retrieve our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty's liquidity or the applicable laws governing the insolvency or bankruptcy proceedings.
Our operations face significant exposure to changes in commodity prices, which could materially and adversely affect our business and financial results.    We use a large volume of agricultural and other raw materials, some of which are purchased through supply contracts with third parties, to produce our products, including barley, malted barley, hops, corn, other various starches, water and packaging materials, including aluminum cans and bottles, glass and polyethylene terephthalate containers, as well as, cardboard and other paper products. We also use a significant amount of diesel fuel, natural gas and electricity in our operations. The supply and price of these raw materials and commodities can be affected by a number of factors beyond our control, including market demand, alternative sources for suppliers, global geopolitical events (especially as to their impact on crude oil prices and the resulting impact on diesel fuel prices), global disease outbreaks or pandemics, such as the coronavirus pandemic, trade agreements among producing and consuming nations, governmental regulations, including tariffs, frosts, droughts and other weather conditions, changes in precipitation patterns, the frequency of extreme weather events, economic factors affecting growth decisions, inflation, plant diseases, theft and industry surcharges and other practices. For example, in June 2018, U.S. tariffs on aluminum imports from Canada, Mexico and EU went into effect (though the U.S. lifted the aluminum tariffs on Canada and Mexico in May 2019), which has created volatility in the price of aluminum in the U.S. and increased the price of aluminum used in some of our product packaging. In addition, our North America business unit is exposed to variability in the market price of a regional premium differential (referred to as “Midwest Premium” in the U.S.) charged by industry participants to deliver aluminum from the smelter to the manufacturing facility. This premium differential also fluctuates in relation to several conditions, including based on the supply of and demand for aluminum in a particular region, associated transportation costs and warehouse financing transactions, which limit the amount of physical aluminum available to consumers and increases the price differential as a result. During times of greater volatility in the Midwest Premium, the variability in our cost of goods sold can also increase. In addition to impacting the price we pay for the raw materials we purchase, changing premium differentials impact our end consumers as we must either pass on the increased cost to those consumers or experience a decrease in our profit margins as a result of the Midwest Premium differential. Increases in the Midwest Premium, or the inability to pass through any fluctuation in aluminum prices or regional premiums to our end consumers, could have a material adverse effect on our business, financial condition, results of operations and cash flow.
Further, despite our ability to source raw materials necessary to meet demand for our products, certain raw materials such as barely, malted barley, hops, corn, other various starches, water and packaging materials, including aluminum cans and, bottles, glass and polyethylene terephthalate containers, as well as cardboard and other paper products, have been adversely impacted by the coronavirus pandemic. In recent years, we experienced a shift in the allocation among different packaging types toward aluminum cans and bottles and away from glass bottles. This accelerated in 2020 due to the coronavirus pandemic where we observed a shift in volume to off-premise channels and aluminum cans and away from on-premise channels and glass bottles. In general, aluminum cans allow for lower packaging costs compared to most other types of packaging materials. The trend away from glass bottles could result in higher fixed cost deleverage related to these assets and an ultimate decreased need for the assets that support this packaging, which could adversely impact profitability. In Canada, the standard returnable bottle requires significant investment behind our returnable bottle inventory and bottling equipment. Although we are unable to predict the impact to our ability to source these materials in the future, we expect these supply pressures to continue into 2021. We distribute our products and receive raw materials primarily by rail or truck. Reduced availability of rail or trucking capacity has caused, and could continue to cause, us to incur unanticipated expenses. In particular, reduced trucking capacity due to shortages of drivers, as a result of the coronavirus pandemic, and a federal regulation requiring drivers to electronically log their driving hours, among other reasons, have caused an increase in the cost of transportation for us and our suppliers. We believe commodity and other cost increases and volatility especially due to the coronavirus pandemic, could continue in the future. If such increases occur or exceed our estimates or projections and we are not able to increase the prices of our products or achieve cost savings to offset such cost increases, our business, financial condition and results of operations would be harmed. In addition, even if we increase the prices of our products in response to increases in the cost of commodities or other cost increases, we may not be able to sustain our price increases. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or consumers may decide not to pay the higher prices, which could lead to sales declines and loss of market share, and our projections may not accurately predict the volume impact of price increases, which could adversely affect our business, financial condition and results of operations. Furthermore, to the extent any of the foregoing factors affect the availability or prices of ingredients or packaging or our hedging arrangements do not effectively or completely hedge changes in commodity price risks and we are not able to pass these increased costs along to customers, our business and financial results could also be materially adversely impacted.
We may incur impairments of the carrying value of our goodwill and other intangible assets which could have a material adverse effect on our business and financial results.  In connection with various business combinations, we have historically allocated material amounts of the related purchase prices to goodwill and other intangible assets that are considered to have indefinite useful lives. For example, as a result of the acquisition of the remaining portion of MillerCoors LLC ("MillerCoors") which occurred on October 11, 2016 (the "Acquisition"), we allocated approximately $6.3 billion and $7.6 billion to goodwill and indefinite-lived intangible assets, respectively. These assets are tested for impairment at least annually, using estimates and assumptions affected by factors such as economic and industry conditions and changes in operating performance. Additionally, in conjunction with the brand impairment tests, we also reassess each brand's indefinite-life classification. Potential resulting charges from an impairment of goodwill or brand intangible, as well as reclassification of an indefinite-lived to a definite-lived brand intangible, could have a material adverse effect on our results of operations. For example, the results of our annual goodwill impairment testing completed as of October 1, 2020, indicated that the fair value of our Europe reporting unit was below its carrying value. As a result, we recorded an impairment charge of approximately $1.5 billion recorded within special items in our consolidated statements of operations during the fourth quarter of 2020. Additionally, we identified a triggering event requiring an interim impairment assessment of the goodwill within our historical Canada reporting unit at the end of the third quarter of 2019, which resulted in a goodwill impairment loss of $668.3 million recorded within special items in our consolidated statements of operations during the third quarter of 2019. Furthermore, in the fourth quarter of 2016, an impairment loss of $495.2 million was recorded on the Molson core brand indefinite-lived intangible assets and it was determined that the Molson core brands had characteristics that had evolved which indicated a definite-life was more appropriate. These brands were therefore reclassified as definite-lived intangible assets and are being amortized over useful lives ranging from 30 to 50 years.
Our most recent impairment analysis, conducted as of October 1, 2020, the first day of our fiscal fourth quarter, indicated that the fair value of the North America reporting unit was estimated at approximately 7% in excess of its carrying value. As noted above, the carrying value of our Europe reporting unit was determined to be in excess of its fair value such that an impairment loss of approximately $1.5 billion was recorded. In the current year testing, it was determined that the fair value of the North America reporting unit declined during the year and is considered to be at risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including Company-specific risks like the performance of our above-premium transformation efforts and overall market performance of new innovations like hard seltzers, along with macro-economic risks like the continued prolonged weakening of economic conditions, or significant unfavorable changes in tax rates, environmental or other regulations, including interpretations thereof), terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flow analyses. The Staropramen indefinite-lived intangible asset is also considered to be at risk of future impairment with a fair value estimated at approximately 9% in excess of its carrying value as of the impairment testing date. Although the fair values of our North America reporting unit and indefinite-lived intangible assets are either equal to or in excess of their carrying values, the fair values are sensitive to the aforementioned potential unfavorable changes that could have an adverse impact on future analyses. Any future impairment of the North America reporting unit or our indefinite-lived intangible assets, or reclassification of indefinite-lived intangible assets to definite-lived, may result in material charges that could have a material adverse effect on our business and financial results, as evidenced by the charges incurred during the third quarter of 2019 and fourth quarter of 2020, as previously noted above. The testing of our goodwill for impairment is also predicated upon our determination of our reporting units. Any change to the conclusion of our reporting units or the aggregation of components within our reporting units could result in a different outcome to our annual impairment test. See Part II—Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates and Part II—Item 8 Financial Statements and Supplementary Data, Note 10, "Goodwill and Intangible Assets" for additional information related to the results of our annual impairment testing.
Risks Related to Our Dependence on Third Parties
Termination of one or more manufacturer/distribution/production agreements, or issues caused by our dependence on the parties to these agreements, could have a material adverse effect on our business and financial results.    We manufacture and/or distribute products of other beverage companies through various joint venture, licensing, distribution, contract brewing or other similar arrangements, such as our agreement to import, market, distribute and sell certain Heineken brands in Canada, our arrangements with ABI to brew and distribute Beck's, Stella Artois, Lowenbrau and Spaten and to distribute Hoegaarden, Leffe, and Corona in Central Europe. We also have agreements with Asahi for the production and import of Pilsner Urquell and Peroni Nastro Azurro into the U.S. under perpetual royalty-free license. These agreements have varying expiration dates and performance criteria, with several agreements approaching expiration in the near future. Non-renewal of these agreements or loss of one more or more of these arrangements, because of failure of performance, failure to come to terms on a negotiated extension, as a result of industry consolidation or otherwise, could have a material adverse effect on our business and financial results. As part of our efforts to streamline operations and to manage costs, we outsource aspects of our manufacturing processes and other functions and continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers' orders on a timely basis. Additionally, in 2020, as a result of the coronavirus pandemic, a producer in Canada claimed force majeure under our agreement with them, which limited our ability to get certain of our products into the market. The ability of these parties to perform is largely outside of our control. If one or more of these parties experiences a significant disruption in services or institutes a significant price increase, we may have to seek alternative providers, our costs could increase, and the delivery of our products could be prevented or delayed.
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
We rely on a small number of suppliers to obtain the packaging materials we need to operate our business. The inability to obtain materials or disruptions at the facilities of our suppliers could unfavorably affect our ability to produce our products which could have a material adverse effect on our business and financial results.    We purchase certain types of packaging materials, including aluminum cans and bottles, glass bottles and paperboard from a small number of suppliers. Consolidation of packaging materials suppliers has reduced local supply alternatives and increased risks of supply disruptions. The inability of any of these suppliers to meet our production requirements without sufficient time to develop an alternative source could have a material adverse effect on our business and financial results. Additionally, if the financial condition of these suppliers deteriorates our business and financial results could be adversely impacted. Our suppliers’ financial condition is affected in large part by conditions and events that are beyond our and their control, including: competitive and general market conditions in the locations in which they operate; the availability of capital and other financing resources on reasonable terms; loss of major customers; disruptions of bottling operations that may be caused by strikes, work stoppages, labor unrest or natural disasters; or any of the foregoing, among other things, as a result of the coronavirus pandemic or otherwise. A deterioration of the financial condition or results of operations of one or more of our major suppliers could adversely affect our business and financial results.
In addition, we are actively monitoring the coronavirus pandemic and its potential impact on our supply chain and our consolidated results of operations. Due to restrictions resulting from the pandemic, global supply may be constrained, which may cause the price of certain ingredients and raw materials used in our products to increase and/or we may experience disruptions to our operations.
Risks Related to Legal Matters, Governmental Regulations and our International Operations
Unfavorable outcomes of legal or regulatory matters may adversely affect our business and financial condition and damage our reputation. We are from time to time involved in or subject to a variety of litigation, claims, legal or regulatory proceedings or matters related to our business, our advertising and marketing practices, product claims, product labeling and ingredients, our intellectual property rights, alleged infringement or misappropriation by us of intellectual property rights of others, tax, environmental, privacy, insurance, ERISA and employment matters. For instance, we have received notice of potential claims involving some current and former employees regarding our employment practices, which we are in the process of investigating. Such matters, even those that are ultimately non-meritorious, can be complex, costly, and highly disruptive to business operations by diverting the attention and energies of management and other key personnel, and may generate adverse publicity that damages our reputation or brand image. The assessment of the outcome of such matters, including our potential liability, if any, is a highly subjective process that requires judgments about future events that are not within our control and are based on the information available to management at that time. The outcome of such matters, including amounts ultimately received or paid upon judgment or settlement, may differ materially from management’s outlook or estimates, including any amounts accrued in the financial statements. Actual outcomes, including judgments, awards, settlements or orders, could have a material adverse effect on our business, financial condition, operating results, or cash flows and damage our corporate reputation and our brands.
Our operations in developing and emerging markets expose us to additional risks which could harm our business and financial results. We expect our operations in developing and emerging markets to become more significant to our operating results as we continue to further expand internationally. In certain of these markets, we have limited operating experience and may not succeed. In addition to risks described elsewhere in this Annual Report, our operations in these markets expose us to additional risks, including: changes in local political, economic, social and labor conditions; restrictions on foreign ownership and investments; repatriation of cash earned in countries outside the U.S.; import and export requirements; increased costs to ensure compliance with complex foreign laws and regulations; currency exchange rate fluctuations; a less developed and less certain legal and regulatory environment, which among other things can create uncertainty with regard to liability issues; longer payment cycles, increased credit risk and higher levels of payment fraud; increased exposure to global disease outbreaks or pandemics, such as the coronavirus pandemic; and other challenges caused by distance, language, and cultural differences.
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

Changes to the regulation of the distribution systems for our products could adversely affect our business and financial results.    Many countries in which we operate regulate the distribution of alcohol products and if those regulations were changed, it could alter our business practices and have material adverse effect on our business and financial results. For example, in the U.S. market, there is a three-tier distribution system that governs the sale of malt beverage products. That system, consisting of required separation of manufacturers, distributors and retailers, dates back to the repeal of prohibition and is periodically subject to legal challenges. To the extent that such challenges are successful and allow changes to the three-tier system, such changes could have a material adverse effect on our North America segment results of operations. Further, in Canada, our products are required to be distributed through each province's respective provincial liquor board. Additionally, in certain Canadian provinces, we rely on our joint venture arrangements, BRI and BDL, to distribute our products via retail outlets that are mandated and regulated by provincial government regulators. BRI owns and operates commercial retail outlets, known as The Beer Store, in Ontario, and BDL facilitates the distribution of our products in the western Canadian provinces. If provincial regulation should change, the costs to adjust our distribution methods could have a material adverse effect on our business and financial results.
Our consolidated financial statements are subject to fluctuations in foreign exchange rates, most significantly the Canadian dollar and the European operating currencies such as, Euro, British Pound, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu, Bulgarian Lev and Hungarian Forint. We hold assets and incur liabilities, earn revenues and pay expenses in different currencies, most significantly in Canada and throughout Europe. Because our financial statements are presented in USD, we must translate our assets, liabilities, income and expenses into USD. Increases and decreases in the value of the USD will affect, perhaps adversely, the value of these items in our financial statements, even if their local currency value has not changed. Additionally, we are exposed to currency transaction risks related to transactions denominated in currencies other than one of the functional currencies of our operating entities, such as the purchase of certain raw material inputs or capital expenditures, as well as sales transactions and debt issuances or other incurred obligations. Further, certain actions by the government of any of the jurisdictions in which we operate could adversely affect our results and financial position. To the extent that we fail to adequately manage these risks through our risk management policies intended to protect our exposure to currency movements, which may affect our operations, including if our hedging arrangements do not effectively or completely hedge changes in foreign currency rates, our results of operations may be materially and adversely affected. For example, as a result of the U.K. vote in 2016 to leave the European Union, the GBP experienced a significant decline in comparison to USD and EUR and may continue to be volatile. Any significant further weakening of the GBP to the USD, will have an adverse impact on our European revenues as reported in USD due to the importance and relative magnitude of U.K. sales. Additionally, the strengthening of the USD against the Canadian dollar, European currencies and various other global currencies would adversely impact our USD reported results due to the impact on foreign currency translation.
Changes in tax, environmental, trade or other regulations or failure to comply with existing licensing, trade and other regulations could cause volatility or have a material adverse effect on our business and financial results.    Our business is highly regulated by national, state, provincial and local laws and regulations in various jurisdictions regarding such matters as tariffs, licensing requirements, trade and pricing practices, labeling, advertising, promotion and marketing practices, relationships with distributors, environmental matters, packaging material regulations, ingredient regulations, and other matters. These laws and regulations are subject to frequent re-evaluation, varying interpretations and political debate and inquiries from government regulators charged with their enforcement, which could have a material adverse effect on our business and financial results.
In addition, U.S. legislative initiatives, including as proposed by the current presidential administration, to reform U.S. corporate tax law could have a material adverse impact on our tax rate and our cash tax expectations. For example, on December 22, 2017, the 2017 Tax Act was enacted in the U.S., which resulted in a number of significant changes to U.S. federal income tax law for U.S. corporations. Most notably, the statutory federal corporate income tax rate was changed from 35% to 21% for corporations and, as a result, we recorded an estimated net tax benefit of approximately $567 million in our consolidated statements of operations during the fourth quarter of 2017 driven by the effects of the 2017 Tax Act on our deferred tax positions as of December 31, 2017.
Since 2018, the U.S. Treasury Department has continued to issue proposed, temporary and final regulations to implement provisions of the 2017 Tax Act. We have continued to monitor these regulations and on April 7, 2020, the Treasury Department enacted final hybrid regulations with full retroactive application to January 1, 2018, with a few exceptions. We have reviewed the final regulations and their impact on our tax positions and financial statements. The final regulations, associated with the taxability of certain interest, impact tax positions we took in 2018 and 2019 and have resulted in additional income tax expense of approximately $135 million which was recognized upon enactment in the second quarter of 2020. We currently believe the impact of the finalized regulations could be cash tax outflows up to approximately $100 million in 2021. We continue to analyze the potential cash impacts of the final regulations to minimize cash outflows over time.

Separately, in December 2018, the U.S. Treasury Department issued a regulation that impacts our ability to claim a refund of certain federal duties, taxes, and fees paid for beer sold between the U.S. and certain other countries effective as of February 2019. In The National Association of Manufacturers v. United States, Slip Op. 20-09 (CIT January 24, 2020), the U.S. Court of International Trade issued an opinion ruling the portion of the regulation dealing with refunds of certain federal duties, taxes and fees paid with respect to imported beer, to the extent of exported beer, to be unlawful. In April 2020, the Government appealed the decision of the U.S. Court of International Trade with the U.S. Court of Appeals for the Federal Circuit, seeking to restore the stricken down regulation. The plaintiffs and Government have filed appellate briefs with the court as of December 2020; it is not known how much time will elapse thereafter prior to the issuance of an opinion by the Court of Appeals. If the U.S. government ultimately prevails, the Company may be required to return (by refund, credit or drawback) approximately $49 million in funds previously collected, which would have an adverse impact on our financial results.
Additionally, modifications of U.S. laws and policies governing foreign trade and investment, including trade agreements and tariffs such as the United States-Mexico-Canada Agreement, or aluminum tariffs, could adversely affect our supply chain, business and results of operations. For example, in June 2018, U.S. tariffs on aluminum imports from Canada, Mexico and EU went into effect (though the U.S. lifted the aluminum tariffs on Canada and Mexico in May 2019), which has created volatility in the price of aluminum in the U.S. and increased the price of aluminum used in some of our product packaging. Continued imposition of U.S. aluminum tariffs, the implementation of additional tariffs and retaliatory tariffs from trade partners or related uncertainties could further increase the cost of certain of our imported materials, thereby adversely affecting our profitability.
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
In addition, a number of governmental authorities, both in the U.S. and abroad, have considered, and are expected to consider, legislation aimed at reducing the amount of plastic waste. Programs have included banning certain types of products, mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on packaging material, and requiring retailers or manufacturers to take back packaging used for their products. Such legislation, as well as voluntary initiatives, aimed at reducing the level of plastic wastes, could reduce the demand for certain of our products that contain plastic packaging, result in greater costs for manufacturers of plastic products or otherwise impact our business, financial condition and results of operations. Similarly, changes in applicable environmental regulations, including increased or additional regulations to discourage the use of plastic may result in increased compliance costs, increased costs, capital expenditures, incremental investments and other financial obligations for us and our business partners, which could affect our profitability. In addition, we may not be able to implement price increases for our products to cover any increased costs, and any price increases we do implement may result in lower sales volumes.
Finally, U.S. governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. In 2020, our U.S. business excise taxes on malt beverages were approximately $15 per hectoliter sold on a reported basis. This includes the impact of the U.S. Craft Beverage Modernization and Tax Reform Act which took effect on January 1, 2018 for all qualified large domestic brewers and importers and was made permanent by the U.S. Consolidated Appropriations Act, 2021 on December 27, 2020. This law resulted in reduced excise taxes for MCBC in the U.S. by $2 per barrel on the first six million barrels, which equates to $1,70 per hectoliter on this portion of volume. We transfer a portion of our share of these savings to distributors consistent with the revenue splitting approach of our U.S. business' economic model. State excise taxes are levied in specific states at varying rates. Increased excise taxes could have a material adverse effect on our profitability.
Failure to comply with existing laws and regulations or changes in these laws, regulations, or interpretations thereof, specifically tax and environmental laws or any other laws or regulations could result in the loss, revocation or suspension of our licenses, permits or approvals and could have a material adverse effect on our business, financial condition and results of operations. Additionally, uncertainties exist with respect to the interpretation of, and potential future developments in, complex domestic and international tax laws and regulations, the amount and timing of future taxable income and the interaction of such laws and regulations among jurisdictions. Given the wide range of international business relationships and the long-term nature and complexity of existing contractual agreements, differences arising between the actual results and assumptions made, or future changes to such assumptions, could necessitate future adjustments to tax income and expense already recorded.
Risks Related to Acquisitions and Joint Ventures
Risks associated with operating our joint ventures may materially adversely affect our business and financial results. We have entered into several joint ventures, including our joint ventures with Ball Corporation (i.e. Rocky Mountain Metal Container), and with Owens-Brockway Glass Container Inc. (i.e. Rocky Mountain Bottle Company), for a portion of our aluminum and glass packaging supply in the U.S. We have also entered into a joint venture with D.G. Yuengling & Son, Inc. ("Yuengling") to expand the distribution of Yuengling beer in the U.S. We may enter into additional joint ventures in the future. Our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with our goals or with the goals of the joint venture. In addition, we compete against our joint venture partners in certain of our other markets. Disagreements with our business partners may impede our ability to maximize the benefits of our partnerships. Our joint venture arrangements may require us, among other matters, to pay certain costs or to make certain capital investments or to seek our joint venture partner's consent to take certain actions. In addition, our joint venture partners may be unable or unwilling to meet their economic or other obligations under the operative documents, and we may be required to either fulfill those obligations alone to ensure the ongoing success of a joint venture or to dissolve and liquidate a joint venture.
Failure to successfully identify, complete or integrate attractive acquisitions and joint ventures into our existing operations could have an adverse effect on our business and financial results. We have made a number of acquisitions and entered into several strategic joint ventures. In order to compete in the consolidating global brewing industry, we anticipate that we may, from time to time, in the future acquire additional businesses or enter into additional joint ventures that we believe would provide a strategic fit with our business such as the Acquisition and our joint ventures with HEXO and Yuengling and various other craft acquisitions we have made recently. Potential risks associated with acquisitions and joint ventures could include, among other things: our ability to identify attractive acquisitions and joint ventures; our ability to offer potential acquisition targets and joint venture partners' competitive transaction terms; our ability to raise capital on reasonable terms to finance attractive acquisitions and joint ventures; our ability to realize the benefits or cost savings that we expect to realize as a result of the acquisition or joint venture; diversion of management's attention; our ability to successfully integrate our businesses with the business of the acquired company; motivating, recruiting and retaining key employees; conforming standards, controls, procedures and policies, business cultures and compensation structures among our company and the acquired company; consolidating and streamlining sales, marketing and corporate operations; potential exposure to unknown liabilities of acquired companies; potential exposure to unknown or future liabilities or costs that affect the markets in which acquired companies or joint ventures operate; reputational or other damage due to the conduct of a joint venture partner; loss of key employees and customers of the acquired business; and managing tax costs or inefficiencies associated with integrating our operations following completion of an acquisition or entry into a joint venture.
Additional Risks Related to our North America Segment
Our U.S. business is highly dependent on independent distributors to sell our products, with no assurance that these distributors will effectively sell our products.    We sell nearly all of our products, including all of our imported products, in the U.S. to independent distributors for resale to retail outlets. These independent distributors are entitled to exclusive territories and protected from termination by state statutes and regulations. Consequently, if we are not allowed, or are unable under acceptable terms or at all, to replace unproductive or inefficient distributors, our business, financial position and results of operation may be adversely affected, which could have a material adverse effect on our business and financial results.
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
Our Canadian business faces numerous risks relating to its joint venture in the Canadian cannabis industry. In 2018, a wholly-owned subsidiary within our Canadian business completed the formation of an independent Canadian joint venture with HEXO, a Canadian entity listed on the New York Stock Exchange and the Toronto Stock Exchange that serves the Canadian cannabis market. The joint venture, Truss LP ("Truss"), is developing non-alcoholic, cannabis-infused beverages for the Canadian market. In 2020, Truss launched its first cannabis infused product, Veryvell Drops, as well as its ready to drink beverage portfolio across the Canadian market. Separately, in April 2020, we completed the formation of a new joint venture with HEXO to explore opportunities for non-alcohol hemp-derived CBD beverages in Colorado. The success and consumer acceptance of any products produced by the joint venture cannot be assured. Further, our Canadian subsidiary’s involvement in the Canadian cannabis industries and our involvement in the U.S. CBD market may negatively impact: consumer, business partner, investor or public sentiment regarding our brands, North America beer business or our company. The emerging cannabis industry in North America and in other jurisdictions is evolving rapidly and subjects us to a high degree of political, legal and regulatory uncertainty. The occurrence of any of the above risks could have a material adverse effect on our business.

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
If we are required to move away from the industry standard returnable bottle we use today in Canada, we may incur unexpected losses. Along with other brewers in Canada, we currently use an industry standard returnable bottle which represents approximately 15% of total volume sales (excluding imports) in Canada. Changes to the Industry Standard Bottle Agreement could impact our use of the industry standard returnable bottle. If we cease to use the industry standard returnable bottle, our current bottle inventory and a portion of our bottle packaging equipment could become obsolete and could result in a material write-off of these assets.
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
Additional Risks Related to our Europe Segment
The U.K's. departure from the European Union could adversely affect us. Approximately 7% of our consolidated net sales in 2020 came from the U.K., which is our largest market in Europe. The U.K. exited the European Union on January 31, 2020 and entered a twelve month transition period. On December 24, 2020, the deal laying out the future relationship between the U.K. and the EU was agreed, and subsequently endorsed on December 30, 2020. The U.K. vote to leave the European Union triggered a decline in the GBP in comparison to USD and EUR. Any significant continued weakening of the GBP to the USD will have an adverse impact on our European revenues as reported in USD due to the importance of U.K. sales. Furthermore, the withdrawal may result in disruption to, and decline of, the U.K. and European economies. Weakening of economic conditions or economic uncertainties tend to harm the beer business, and if such conditions continue to persist in the U.K. or in the rest of Europe, it may have a material adverse effect on our Europe segment. The withdrawal may also result in disruption in trade and the movement of goods, including prolonged transportation delays, which could negatively affect our ability to source raw materials and packaging for our products as well as our ability to import and export products. We face regulatory and market uncertainty and may need to quickly adapt to regulatory changes and market volatility, including potential increased legal and regulatory complexities and potential higher costs of conducting business in the U.K. or the rest of Europe. Any of these effects, among others, could adversely affect our European business, results of operations, and financial condition.
Economic trends and intense competition in European markets could unfavorably affect our profitability. Our European businesses have been, and, in the future may be, adversely affected by conditions in the global financial markets and general economic and political conditions, as well as a weakening of their respective currencies versus the U.S. dollar, in each case, in addition to the impacts of the coronavirus pandemic. Additionally, we face intense competition in certain of our European markets, particularly with respect to pricing, which could lead to reduced sales or profitability. In particular, the on-going focus by large competitors in Europe to drive increased market share through aggressive pricing strategies could adversely affect our sales and results of operations. In addition, in recent years, beer volume sales in Europe have been shifting from pubs and restaurants (on-premise) to retail stores (off-premise) for the industry in general. Sales to off-premise customers tend to be lower than margins on sales to on-premise customers, and, as a result, continuation or acceleration of this trend would further adversely affect our profitability.

Risks Related to Ownership of our Class B Common Stock
If Pentland and the Coors Trust do not agree on a matter submitted to our stockholders or if a super-majority of our board of directors do not agree on certain actions, generally the matter will not be approved, even if beneficial to us or favored by other stockholders or a majority of our board of directors.    Pentland Securities (1981) Inc. ("Pentland") (a company controlled by the Molson family and related parties) and the Adolph Coors, Jr. Trust (the "Coors Trust") (a trust controlled by the Coors family and related parties), which together control more than 90% of our Class A common stock and Class A exchangeable shares, have a voting trust agreement through which they have combined their voting power over the shares of our Class A common stock and the Class A exchangeable shares that they own. If these two stockholders do not agree to vote in favor of a matter submitted to a stockholder vote (other than the election of directors), the voting trustees are required to vote all of the Class A common stock and Class A exchangeable shares deposited in the voting trust against the matter. There is no other mechanism in the voting trust agreement to resolve a potential deadlock between these stockholders. Therefore, if either Pentland or the Coors Trust is unwilling to vote in favor of a proposal that is subject to a stockholder vote, we would be unable to implement the proposal even if our board of directors, management or other stockholders believe the proposal is beneficial to us. Similarly, our bylaws require the authorization of a super-majority (two-thirds) of the board of directors to take certain transformational actions. Thus, it is possible that the Company will not be authorized to take action even if it is supported by a simple majority of the board of directors.
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
The estimates and assumptions on which our financial projections are based may prove to be inaccurate, which may cause our actual results to materially differ from such projections, which may adversely affect our future profitability, cash flows and stock price. Our financial projections, including any sales or earnings guidance or outlook we may provide from time to time, are dependent on certain estimates and assumptions related to, among other things, category growth, development and launch of innovative new products, market share projections, product pricing and sale, volume and product mix, foreign exchange rates and volatility, tax rates, commodity prices, distribution, cost savings, accruals for estimated liabilities, including litigation reserves, measurement of benefit obligations for pension and other postretirement benefit plans, and our ability to generate sufficient cash flow to reinvest in our existing business, fund internal growth, repurchase our stock, make acquisitions, invest in joint ventures, pay dividends and meet debt obligations. Our financial projections are based on historical experience and on various other estimates and assumptions that we believe to be reasonable under the circumstances and at the time they are made, and our actual results may differ materially from our financial projections, especially in light of the increased difficulty in making such estimates and assumptions as a result of the coronavirus pandemic. Any material variation between our financial projections and our actual results may adversely affect our future profitability, cash flows and stock price.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
As of February 11, 2021, our major facilities were owned (unless otherwise indicated) and are as follows:

Facility	Location	Character
North America Segment
Administrative offices	Chicago, Illinois(1)	North America segment operational headquarters
	Montréal, Québec	Corporate principal executive office and North America segment administrative office
	Golden, Colorado	Corporate principal executive office and North America segment administrative office
	Milwaukee, Wisconsin	North America segment administrative office
	Toronto, Ontario	North America segment administrative office
Brewery/packaging plants	Albany, Georgia(2)	Brewing and packaging
	Elkton, Virginia(2)	Brewing and packaging
	Fort Worth, Texas(2)	Brewing and packaging
	Golden, Colorado(2)	Brewing and packaging
	Milwaukee, Wisconsin	Brewing and packaging
	Trenton, Ohio(2)	Brewing and packaging
	Montréal, Québec(3)	Brewing and packaging
	Toronto, Ontario	Brewing and packaging
	Chilliwack, British Columbia	Brewing and packaging
Beer distributorship	Denver, Colorado	Distribution
Container operations	Wheat Ridge, Colorado(4)	Bottling manufacturing facility
	Golden, Colorado(4)	Can and end manufacturing facilities
Malting operations	Golden, Colorado	Malting
Europe Segment
Administrative offices	Burton-on-Trent, U.K.	Europe segment operational headquarters
	Prague, Czech Republic	Europe segment administrative office
Brewery/packaging plants	Apatin, Serbia(5)	Brewing and packaging
	Bőcs, Hungary	Brewing and packaging
	Burton-on-Trent, U.K.(5)	Brewing and packaging
	Haskovo, Bulgaria	Brewing and packaging
	Niksic, Montenegro	Brewing and packaging
	Ostrava, Czech Republic	Brewing and packaging
	Ploiesti, Romania(5)	Brewing and packaging
	Prague, Czech Republic(5)	Brewing and packaging
	Tadcaster Brewery, Yorkshire, U.K.(5)	Brewing and packaging
	Zagreb, Croatia	Brewing and packaging
(1)We lease the office space for our North America segment operational headquarters in Chicago, Illinois.
(2)The Golden, Trenton, Elkton, Albany and Fort Worth breweries collectively account for approximately 73% of our North America production.

(3)In June 2019, we completed the sale of our Montréal brewery, and in conjunction with the sale, we agreed to lease back the existing property to continue operations on an uninterrupted basis until the new Longueuil, Quebec brewery is operational, which is currently expected to occur in 2021.
(4)The Wheat Ridge and Golden, Colorado facilities are leased from us by RMBC and RMMC, respectively.
(5)The Burton-on-Trent, Prague, Ploiesti, Apatin and Tadcaster breweries collectively account for approximately 70% of our Europe production.
In addition to the properties listed above, we have smaller capacity facilities, including craft breweries and cideries, in each of our segments. We own and lease various warehouses, distribution centers and office spaces throughout the North American segment and European segment countries in which we operate. Additionally, our Truss joint venture subleases its production facility in Belleville, Ontario from our joint venture partner, HEXO.
We believe our facilities are well maintained and suitable for their respective operations. In 2020, our operating facilities were not capacity constrained.
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
The approximate number of record security holders by class of stock at February 4, 2021, is as follows:

Title of class	Number of record security holders
Class A common stock, $0.01 par value	23
Class B common stock, $0.01 par value	2,902
Class A exchangeable shares, no par value	214
Class B exchangeable shares, no par value	2,289

PERFORMANCE GRAPH
The following graph compares our cumulative total stockholder return over the last five fiscal years with the S&P 500 and a customized peer index including MCBC, ABI, Carlsberg, Heineken and Asahi (the "Peer Group"). We have used a weighted-average based on market capitalization to determine the return for the Peer Group. The graph assumes $100 was invested on December 31, 2015, in our Class B common stock, the S&P 500 and the Peer Group, and assumes reinvestment of all dividends. The below is provided for informational purposes and is not indicative of future performance.

# Comparison of Five-Year Cumulative Total Return

$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
Molson Coors
S&P 500
Peer Group

	2015	2016	2017	2018	2019	2020
Molson Coors	$100.00	$105.36	$90.50	$63.45	$63.15	$53.58
S&P 500	$100.00	$109.54	$133.44	$127.58	$167.75	$198.59
Peer Group	$100.00	$92.99	$98.38	$72.33	$92.66	$80.24
Dividends
In response to the global economic uncertainty created by the coronavirus pandemic our board of directors suspended our regular quarterly dividends on our Class A and Class B common and exchangeable shares in May 2020.
ITEM 6.    SELECTED FINANCIAL DATA
Not applicable. Financial information related to fiscal years 2017 and 2016 may be found in Part II, Item 6. Selected Financial Data in our fiscal 2019 Form 10-K filed with the SEC on February 12, 2020. Please refer to the consolidated financial statements included herein in Part II—Item 8 Financial Statements and Supplementary Data for fiscal year 2020, 2019 and 2018 information.

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
A discussion related to the results of operations and changes in financial condition for 2019 compared to 2018 has been omitted from this report, but may be found in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2019 Form 10-K, filed with the SEC on February 12, 2020, which is available free of charge on the SEC's website at www.sec.gov and our corporate website at www.molsoncoors.com. Such discussion does not reflect the recast of the historical presentation of segment information as a result of the reporting segment changes that became effective on January 1, 2020.
Our Fiscal Year
Unless otherwise indicated, (a) all $ amounts are in USD, (b) comparisons are to comparable prior periods and (c) 2020, 2019 and 2018 refers to the 12 months ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively.
Operational Measures
We have certain operational measures, such as STWs and STRs, which we believe are important metrics. STW is a metric that we use in our business to reflect the sales from our operations to our direct customers, generally wholesalers. We believe the STW metric is important because it gives an indication of the amount of beer and adjacent products that we have produced and shipped to customers. STR is a metric that we use in our business to refer to sales closer to the end consumer than STWs, which generally means sales from wholesalers or our company to retailers, who in turn sell to consumers. We believe the STR metric is important because, unlike STWs, it provides the closest indication of the performance of our brands in relation to market and competitor sales trends.
Executive Summary
For more than two centuries, we have been brewing beverages that unite people for all life’s moments. From Coors Light, Miller Lite, Molson Canadian, Carling, and Staropramen to Coors Banquet, Blue Moon Belgian White, Blue Moon LightSky, Vizzy, Coors Seltzer, Leinenkugel’s Summer Shandy, Creemore Springs, Hop Valley and more, we produce some of the most beloved and iconic beer brands ever made. While the Company’s history is rooted in beer, we offer a modern portfolio that expands beyond the beer aisle with sparkling cocktails, hard coffee, canned wine, kombucha, cider and more. As a business, our ambition is to be the first choice for our people, our consumers and our customers, and our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
Coronavirus Global Pandemic
The coronavirus pandemic had a material adverse effect on our operations, liquidity, financial condition and results of operations during our full year 2020 due mainly to the on-premise closures worldwide. The effects of the pandemic remain highly uncertain especially around the severity and duration of the outbreak and actions by government authorities to contain the pandemic or address its impact, among other things.
Many governmental entities across North America and Europe required that bars and restaurants close or cease sit-down service during the second quarter of 2020 and again at the end of 2020, which negatively impacted the on-premise sales of our beverages and led to the incurrence of costs to repurchase products that on-premise accounts or distributors were unable or prohibited from selling as a result of the governmental regulations. This can be seen in our financial results during the full year 2020. During this same time, other restaurants and bars implemented closures and modified their hours, either voluntarily or as a result of governmental orders or quarantines. At the end of the second quarter and into the third quarter of 2020, there was a phased reopening of a significant number of on-premise accounts in certain of our markets, but with restrictions and in the fourth quarter some of these re-openings were reversed and businesses were shut down again. Sales to restaurants and bars have not returned to pre-pandemic levels and in many instances, the reopened on-premise accounts have been impacted by further restrictions or further shut downs imposed as a result of the increased spread of the coronavirus. In addition, sporting events, festivals and other large public gatherings where our products are served have been canceled throughout North America and Europe. Sales to on-premise customers tend to be higher margin than sales to off-premise (retail outlets) customers.

Additionally, these and other governmental or societal impositions of restrictions on public gatherings, especially if prolonged in nature, whether government or self-imposed, will have adverse effects on on-premise traffic and, in turn, our business.
We experienced a significant adverse volume impact in 2020 resulting from the initial closure of, and subsequent continued impacts to, the on-premise channel. As perspective, we estimate that approximately 23% of our 2019 consolidated net sales resulted from on-premise consumption, with approximately 17% of our North America net sales and approximately 50-55% of our Europe net sales each coming from this important part of the industry, and in many of our markets the on-premise business had been reduced to zero for much of the second quarter of 2020. See further discussion in Part I. Item 1. Business regarding the historical percentage of volume and net sales represented in the on-premise within our North America and Europe segments and resulting implications to expected profitability as a result of the effective closures of the on-premise in the markets in which we operate. While we began to see some of the on-premise return mid-year in many of our markets, with the exception of the U.K., which did not reopen until early July, business and consumer behavior in the channel has been slow and remains uncertain. Subsequently, in the fourth quarter of 2020, the second pandemic wave triggered new lockdowns with different levels of restrictions in Europe and Canada depending on the market. Therefore, as a result of this uncertainty, we currently continue to expect a significant adverse impact to both net sales and profit performance for fiscal 2021 and, possibly beyond.
In addition, where we have seen shifts in demand to the off-premise, and shifts into certain package types, which has strained our supply chain and package availability, particularly with aluminum can demand and other packaging materials, requiring that we strategically prioritize certain brands and package types. Our supply chain continues to work diligently to ensure sufficient supply of these high demand brand and packages as we adjust to these changing consumer dynamics.
Further, during 2020, we recorded charges of $15.5 million within cost of goods sold related to temporary "thank you" pay for certain essential North America brewery employees. Additionally, in order to support the challenges facing our on-premise customers and retailers, and our overall commitment to quality, during the first quarter of 2020, we initiated voluntary temporary keg relief programs in many of our markets providing customers with reimbursements for untapped kegs that met certain established return requirements. As a result, our results for 2020 further include aggregate charges of $42.4 million, inclusive of a reduction to net sales of $30.3 million for reimbursements through these keg relief programs, as well as charges of $12.1 million within cost of goods sold related to obsolete finished goods keg inventories that were unable to be sold within our freshness specifications as a result of the ongoing on-premise impacts, as well as the costs to facilitate the above mentioned keg returns. These keg return and inventory obsolescence charges were primarily recognized during the first quarter of 2020. See Part II—Item 8 Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for additional details.
As a result of the ongoing impacts of the pandemic, we have continued to take various mitigating actions to offset some of the implications to our employees and communities, as well as the challenges to performance, while also ensuring liquidity and deleverage remain key priorities as further discussed within "Liquidity and Capital Resources" below. In addition to actions already taken, additional actions may be necessary. Such potential actions include, but are not limited to, drawing on our revolving line of credit facility, issuing additional commercial paper under our U.S. commercial paper program, issuing commercial paper under the COVID Corporate Financing Facility in the U.K. (see Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Debt" for further discussion of the facilities and our remaining capacity), further accessing the capital markets, reducing discretionary spending including marketing, general and administrative as well as capital expenditures, asset monetization and taking advantage of certain governmental programs such as furloughs in the U.K. and government relief and payment deferral programs, for example by the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and other such government-sponsored legislation and programs. Further, in response to the global economic uncertainty created by the coronavirus pandemic our board of directors suspended our regular quarterly dividends on our Class A and Class B common and exchangeable shares in May 2020. See "Liquidity and Capital Resources" and Item 1A. "Risk Factors" in this report for additional information regarding the impact of the global coronavirus pandemic. We also continue to monitor the impacts of the pandemic on the recoverability of our assets, including goodwill and indefinite-lived intangible assets. In particular, given the length and severity of the impacts of the coronavirus pandemic on our Europe business, as well as the protracted recovery currently expected in certain on-premise markets, we recorded a goodwill impairment loss of $1,484.3 million in the fourth quarter of 2020. If the duration of the pandemic is prolonged and the severity of its impact continues or worsens, it could result in additional significant impairment losses. See Part II—Item 8 Financial Statements and Supplementary Data, Note 10, "Goodwill and Intangible Assets" for further details.
Revitalization Plan
On October 28, 2019, we initiated a revitalization plan designed to allow us to invest across our business to drive long-term, sustainable success. Under this plan, we intend to accelerate investments behind our largest brands, invest significantly in the above premium segment and invest more in whitespace and beyond beer opportunities. Progress has been made against these ambitions despite the complexities and adversity brought by the coronavirus pandemic. The savings from the revitalization plan have been routed not only to the goals of the revitalization plan, but also to protecting our cash and liquidity position during the uncertainties brought on by the pandemic. The combined segment share for Coors Light and Miller Lite continued to grow in the United States in 2020 despite the constraints of the pandemic restrictions. We increased the proportion of our above premium products in our North America portfolio and introduced new hard seltzer products to markets in the United States and parts of Europe. Additionally, Truss, our joint venture with HEXO, introduced ready-to-drink cannabis beverages in Canada. See "Outlook" below for additional discussion regarding progress on our revitalization plan.
During 2020, we also established Chicago, Illinois as our North America segment operational headquarters, closed our office in Denver, Colorado and consolidated certain administrative functions into our other existing office locations. Effective January 1, 2020, we changed our management structure from a corporate center and four segments to two segments - North America and Europe. We also have certain activity that is not allocated to our segments, which has been reflected as “Unallocated.” Specifically, "Unallocated" activity primarily includes financing related costs such as interest expense and income, foreign exchange gains and losses on intercompany balances related to financing and other treasury-related activities, and the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides. Additionally, only the service cost component of net periodic pension and OPEB cost is reported within each operating segment, and all other components remain unallocated. We recasted the historical presentation of segment information as a result of these reporting segment changes accordingly. See Part II - Item 8. Financial Statements, Note 3,"Segment Reporting" for additional details.
In connection with these consolidation activities, we currently expect to continue to incur certain cash and non-cash restructuring charges related to severance, retention and transition costs, employee relocation, non-cash asset related costs, lease impairment and exit costs in connection with our office lease in Denver, Colorado and other transition activities currently estimated in the range of approximately $100 million to $120 million in the aggregate, the majority of which are cash charges that we began recognizing as special items in the fourth quarter of 2019, and have been, and will continue to, further recognize through 2021. During 2020 and 2019 we recognized severance and retention charges of $35.6 million and $41.2 million, respectively. These charges, along with the other revitalization costs, bring the aggregate of such charges to approximately $100 million since the plan was initiated in 2019. See Part II—Item 8 Financial Statements and Supplementary Data, “Note 7, Special Items” for additional details related to these restructuring and other charges.
After taking into account all changes in each of the business units, including Europe, the execution of the plan has reduced employment levels, in aggregate, by approximately 600 employees globally. We currently expect the costs associated with the restructuring to be substantially recognized by the end of fiscal year 2021.
Summary of Consolidated Results of Operations
The following table highlights summarized components of our consolidated statements of operations for the years ended December 31, 2020, December 31, 2019, and December 31, 2018. See Part II—Item 8 Financial Statements and Supplementary Data, “Consolidated Statements of Operations” for additional details of our U.S. GAAP results.

	For the years ended
	December 31, 2020	Change	December 31, 2019	Change	December 31, 2018
	(In millions, except percentages and per share data)
Financial volume in hectoliters	84.479	(8.9)%	92.722	(4.0)%	96.627
Net sales	$9,654.0	(8.7)%	$10,579.4	(1.8)%	$10,769.6
Net income (loss) attributable to MCBC	$(949.0)	N/M	$241.7	(78.4)%	$1,116.5
Net income (loss) attributable to MCBC per diluted share	$(4.38)	N/M	$1.11	(78.4)%	$5.15
N/M = Not meaningful
2020 Financial Highlights
•In 2020, we incurred a net loss attributable to MCBC of $949.0 million compared to net income attributable to MCBC of $241.7 million in the prior year, primarily attributable to a goodwill impairment loss in our Europe segment of $1,484.3 million recorded in the fourth quarter of 2020, lower financial volume, higher tax expense driven by $135 million related to the enactment of the U.S. final hybrid regulation in the second quarter of 2020, keg sales returns and other coronavirus-related costs, partially offset by lower marketing, general and administrative expenses, an approximate $108 million year-over-year favorable variance resulting from unrealized mark-to-market changes on our commodity positions, a goodwill impairment loss in our North America segment of $668.3 million recorded in 2019 and positive pricing in North America and Europe.

•During 2020, we repaid our $500 million 2.25% notes and CAD $500 million 2.75% notes upon their respective maturities throughout the year as part of our deleveraging commitment.
•We generated cash flow from operating activities of approximately $1.7 billion, representing a 10.6% decrease from approximately $1.9 billion in 2019. The decrease in operating cash flow in 2020 compared to 2019 was primarily driven by lower net income after adjusting for non-cash add-backs and higher cash paid for taxes, partially offset by favorable timing of working capital. Notably, working capital benefited from the deferral of approximately $130 million in tax payments from various government-sponsored payment deferral programs initiated in response to the coronavirus pandemic, of which we currently anticipate the majority to be paid in 2021 as these amounts become due.
•Regional financial highlights:
•In our North America segment, income before income taxes increased 67.5% to $1,080.5 million in 2020, versus $645.0 million in 2019, driven by lower special charges, lower marketing, general and administrative expenses, and positive pricing, partially offset by impacts from lower financial volume, inflation and higher transportation costs within cost of goods sold. Lower special charges are primarily due to the goodwill impairment charge of $668.3 million in the third quarter of the prior year.
•In our Europe segment, we incurred a loss before income taxes of $1,603.7 million in 2020 compared to income before income taxes of $102.4 million in 2019, primarily due to higher special charges including the above mentioned goodwill impairment loss and lower gross profit as a result of the on-premise impacts of the coronavirus pandemic.
See "Results of Operations" below for further analysis of our segment results.
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

	For the years ended
	December 31, 2020	Change	December 31, 2019	Change	December 31, 2018
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	84.479	(8.9)%	92.722	(4.0)%	96.627
Less: Contract brewing, wholesaler and non-beer volume	(6.355)	(17.6)%	(7.715)	(5.7)%	(8.182)
Add: Royalty volume	3.783	(10.5)%	4.226	4.2%	4.054
Add: STW to STR adjustment	0.126	N/M	(0.287)	(19.8)%	(0.358)
Total worldwide brand volume	82.033	(7.8)%	88.946	(3.5)%	92.141

Worldwide Brand Volume by Segment
North America	61.313	(5.1)%	64.640	(3.5)%	67.017
Europe	20.720	(14.8)%	24.306	(3.3)%	25.124
Total	82.033	(7.8)%	88.946	(3.5)%	92.141
N/M = Not meaningful

Our worldwide brand volume decreased 7.8% in 2020 compared to 2019, while financial volume decreased 8.9% in 2020 compared to 2019. The decrease in 2020 reflects the impacts of the coronavirus pandemic and the related closure of on-premise outlets in both North America and Europe, as well as market share declines in part due to prioritization of certain key brands and package types to meet off-premise demand while dealing with packaging supply constraints, and lower contract brewing volumes in North America. Despite this and the gradual re-opening of on-premise locations during the third quarter of 2020, the increase in off-premise brand volumes was not sufficient to offset the volume losses experienced related to the on-premise restrictions, resulting in overall brand volume declines. Subsequently, in the fourth quarter of 2020, the second pandemic wave triggered new lockdowns with different levels of restrictions in Europe from one market to another. As a result, the off-premise volumes did not offset the loss of the on-premise volume due to closures related to the pandemic. The decrease in 2019 was due to lower volume in all segments primarily driven by challenging industry dynamics.
Net Sales Drivers
The following table highlights the drivers of change in net sales for the year ended December 31, 2020 versus December 31, 2019, by segment (in percentages).

	Volume	Price, Product and Geography Mix	Currency	Other	Total
Consolidated	(8.9)%	0.1%	0.1%	—%	(8.7)%
North America	(6.0)%	1.7%	(0.1)%	—%	(4.4)%
Europe	(17.3)%	(11.1)%	0.5%	—%	(27.9)%
The following table highlights the drivers of change in net sales on a reported basis for the year ended December 31, 2019 versus December 31, 2018, by segment (in percentages).

	Volume	Price, Product and Geography Mix	Currency	Other	Total
Consolidated	(4.0)%	3.6%	(1.2)%	(0.2)%	(1.8)%
North America	(4.3)%	3.4%	(0.3)%	—%	(1.2)%
Europe	(3.3)%	3.9%	(4.7)%	—%	(4.1)%
Cost Savings Initiatives
Our next generation cost savings program, which began in 2020, is expected to deliver approximately $600 million of cost savings over the three year program term through 2022 and is focused around many of the same functions of the business as the 2017 to 2019 program. These cost savings include approximately $150 million related to the revitalization plan. Total cost savings delivered in 2020 totaled approximately $270 million.
Depreciation and Amortization
Depreciation and amortization expense was $922.0 million in 2020, an increase of $63.0 million compared to 2019, primarily driven by incremental accelerated depreciation related to brewery closures.
Income Taxes

	For the years ended
	December 31, 2020	December 31, 2019	December 31, 2018
Effective tax rate	(47)%	49%	17%

The decrease to the effective tax rate, when compared to the statutory rate, for fiscal year 2020 is primarily driven by two items. The impact of the $1,484.3 million goodwill impairment, recorded within our Europe segment in the fourth quarter of 2020, of which a majority related to nondeductible goodwill and the recognition of approximately $135 million of tax expense following the enactment of the U.S. final hybrid regulations, recorded in the second quarter of 2020 as further discussed below.
Since 2018, the U.S. Department of Treasury has continued to issue proposed, temporary and final regulations to implement provisions of the 2017 Tax Act. We have continued to monitor these regulations, and on April 7, 2020, the U.S. Department of Treasury enacted final hybrid regulations with full retroactive application to January 1, 2018, with a few exceptions. The final hybrid regulations, associated with the taxability of certain interest, impact tax positions we took in 2018 and 2019 and have resulted in additional income tax expense of approximately $135 million, which was recognized upon issuance in the second quarter of 2020. We currently believe the impact of the finalized regulations could be cash tax outflows up to approximately $100 million in 2021. We continue to analyze the potential cash impacts of the final regulations to minimize cash outflows over time.
During the third quarter of 2020, the U.K. government enacted, and royal assent was received for, legislation to repeal the previously enacted reduction to the U.K. corporate income tax rate. This legislation changed the previously anticipated corporate income tax rate of 17% back to 19%. Remeasurement of our deferred tax liabilities under the higher income tax rate resulted in the recognition of additional tax expense of approximately $6 million in 2020.
Our tax rate can be more or less volatile and may change with, among other things, the amount and source of pre-tax income or loss, our ability to utilize foreign tax credits, excess tax benefits or deficiencies from share-based compensation, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire, positions are effectively settled, or when additional information becomes available. There are proposed or pending tax law changes in various jurisdictions and other changes to regulatory environments in countries in which we do business that, if enacted, may have an impact on our effective tax rate.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Income Tax" for additional details regarding our effective tax rate.

Segment Results of Operations
North America Segment

	For the years ended
	December 31, 2020	Change	December 31, 2019	Change	December 31, 2018
	(In millions, except percentages)
Financial volume in hectoliters(1)	65.010	(6.0)%	69.180	(4.3)%	72.283
Sales(1)	$9,505.8	(4.8)%	$9,985.3	(1.7)%	$10,157.4
Excise taxes	(1,268.8)	(7.2)%	(1,367.1)	(4.6)%	(1,433.0)
Net sales(1)	8,237.0	(4.4)%	8,618.2	(1.2)%	8,724.4
Cost of goods sold(1)	(4,983.1)	(2.5)%	(5,112.5)	—%	(5,112.3)
Gross profit	3,253.9	(7.2)%	3,505.7	(2.9)%	3,612.1
Marketing, general and administrative expenses	(1,960.2)	(9.5)%	(2,166.5)	(2.0)%	(2,211.2)
Special items, net(2)	(212.5)	(69.0)%	(685.6)	N/M	261.9
Operating income	1,081.2	65.4%	653.6	(60.7)%	1,662.8
Interest income (expense), net	(2.4)	N/M	2.8	(68.2)%	8.8
Other income (expense), net	1.7	N/M	(11.4)	17.5%	(9.7)
Income (loss) before income taxes	$1,080.5	67.5%	$645.0	(61.2)%	$1,661.9
N/M = Not meaningful
(1)Excludes royalty volume of 2.052 million hectoliters, 2.258 million hectoliters and 2.014 million hectoliters for 2020, 2019 and 2018, respectively. The results for 2019 and 2018 have been recast to reflect the segment changes as part of the revitalization plan.
(2)Includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.
(3)See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" for detail of special items.
Significant events
We continue to monitor the coronavirus pandemic, which had a material adverse effect on our North America results of operations for fiscal year 2020 and we expect it will continue to have a material adverse effect on our results of operations in 2021. We experienced a significant adverse impact in the first half of 2020 resulting from the initial closure of, and subsequent continued impacts to, the on-premise channel. While we began to see some of the on-premise return in June, due to limitations and restrictions as well as consumer uncertainty, volume has not returned to pre-pandemic levels. Additionally, continuing governmental or societal impositions on bars and restaurants and restrictions on public gatherings including the growing risk of a return of shutdowns, especially if prolonged in nature, we expect will continue to have adverse effects on on-premise traffic and, in turn, our business performance, cash flows and liquidity. Further, the CAD has become volatile as a result of the ongoing uncertainties and impacts of the coronavirus pandemic. Any significant weakening of the CAD to the USD could have an adverse impact on our results due to the relative magnitude of our Canadian business.
Our results for 2020 include a reduction to net sales of $13.2 million and charges to cost of goods sold of $9.2 million related to the recognition of sales returns and finished good obsolescence charges and related costs resulting from the on-premise impacts of the coronavirus pandemic. These charges were primarily recognized during the first quarter of 2020, with adjustments recognized in subsequent quarters in 2020. We also recognized charges to cost of goods sold of $15.5 million related to temporary "thank you" pay for certain essential North America brewery employees.
In the third quarter of 2020, we formed a joint venture equally owned by MCBC and DGY West Holdings, LP that was formed to expand commercialization of Yuengling's brands with operation currently expected to commence in the second half of 2021. TYC will oversee any new market expansion in the U.S. outside Yuengling's current 22-state footprint and New England. We expect that TYC will expand in a methodical pace following disciplined and steady growth.
As part of our revitalization plan announced during the fourth quarter of 2019, we initiated restructuring activities and continue to incur severance and other employee-related costs as special items.
Following management approval in December 2019, in January 2020, we announced plans to cease production at our Irwindale, California brewery and entered into an option agreement with Pabst Brewing Company, LLC ("Pabst"), granting Pabst an option to purchase our Irwindale, California brewery, including plant equipment and machinery and the underlying land for $150 million, subject to adjustment as further specified in the option agreement. Pursuant to the option agreement, on May 4, 2020, Pabst exercised its option to purchase the Irwindale Brewery and the purchase was completed in the fourth quarter of 2020. Production at the Irwindale brewery ceased during the third quarter of 2020. We recorded special charges related to the planned Irwindale brewery closure as further discussed in Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items."
The volatility of aluminum, inclusive of Midwest Premium and tariffs, continued to significantly impact our results during 2020. To the extent these prices continue to fluctuate, our business and financial results could be materially adversely impacted. We continue to monitor these risks and rely on our risk management hedging program to help mitigate price risk exposure for commodities including aluminum and fuel.
We identified a triggering event requiring an interim impairment assessment of the goodwill within our historical Canada reporting unit at the end of the third quarter of 2019, as a result, in part, of prolonged weakening of the Canadian beer industry negatively impacting the performance of the Canada business through the third quarter of 2019 and the expected future cash flows of the Canada reporting unit. The interim goodwill impairment analysis resulted in a goodwill impairment loss recognized within our historical Canada reporting unit of $668.3 million, which was recorded as a special item. See Part II—Item 8 Financial Statements and Supplementary Data, Note 10, "Goodwill and Intangible Assets" for additional information.
In further efforts to help optimize the North America brewery network, in the third quarter of 2017, we announced a plan to build a more efficient and flexible brewery in Longueuil, Quebec. During the second quarter of 2019, we completed the sale of our Montreal brewery for $96.2 million, resulting in a $61.3 million gain, which was recorded as a special item. In conjunction with the sale, we agreed to lease back the existing property to continue operations on an uninterrupted basis until the new brewery is operational, which we currently expect to occur in 2021. However, due to the uncertainty inherent in our estimates, and the impacts of the coronavirus pandemic potentially delaying construction of the new brewery, the timing of the brewery closure is subject to change. We will continue to incur significant capital expenditures associated with the construction of the new brewery in Longueuil, Quebec, through its estimated completion in late 2021.
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

Truss, our joint venture with HEXO in Canada, began rolling out its range of THC and CBD infused beverages across the Canadian market during the third quarter of 2020. Separately, in April 2020, we completed the formation of a new joint venture with HEXO to explore opportunities for non-alcohol hemp-derived CBD beverages in Colorado.
Foreign currency impact on results
During 2020, foreign currency movements unfavorably impacted our North America USD income before income taxes by $0.3 million. Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our consolidated statements of operations.
Volume and net sales
Brand volume decreased 5.1% in 2020 compared to 2019, due to on-premise outlet restrictions as well as packaging constraints contributing to the declines in the economy and premium segments. Financial volume declined 6.0% in 2020 compared to 2019, reflecting lower brand volume, unfavorable shipment timing in the U.S. largely due to aluminum can supply and other packaging material constraints as well as lower contract brewing volume.
Net sales per hectoliter on a brand volume basis increased 1.6% in local currency in 2020 compared to 2019, driven by positive brand and package mix in the U.S. as well as net pricing increases in the U.S. and Canada, partially offset by negative channel and brand mix in Canada attributed to the shift of volume from on-premise to off-premise and the estimated keg sales returns and reimbursements recognized in the first quarter of 2020 related to the on-premise impacts of the coronavirus pandemic. Net sales per hectoliter on a reported basis in local currency increased 1.9% in 2020 compared to 2019.
Cost of goods sold
Cost of goods sold per hectoliter in local currency increased 3.9% in 2020 compared to prior year, impacted by finished goods obsolescence charges and related costs primarily recognized in the first quarter of 2020 resulting from the on-premise impacts of the coronavirus pandemic as well as temporary "thank you" pay for certain essential North America brewery employees, partially offset by cost savings and the favorable resolution of our property tax appeal for our Golden, Colorado brewery.
Marketing, general and administrative expenses
Marketing, general and administrative expenses in local currency decreased 9.4% in 2020 compared to 2019 primarily driven by lower marketing spend in areas impacted by the coronavirus pandemic, such as sports and live entertainment events, and other cost mitigation actions, as well as cost savings related to the revitalization plan, partially offset by cycling lower incentive compensation and a non-recurring vendor benefit in the prior year.
Other income (expense), net
Other income was $1.7 million in 2020 compared to other expense of $11.4 million in 2019 primarily driven by unrealized mark-to-market changes on our HEXO warrants, partially offset by a $1.5 million gain recognized in 2019 on the sale of the Company's ownership interest in the Montreal Canadiens.

Europe Segment

	For the years ended
	December 31, 2020	Change	December 31, 2019	Change	December 31, 2018
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)	19.560	(17.3)%	23.660	(3.3)%	24.469
Sales(2)	$2,232.9	(26.8)%	$3,049.0	(4.9)%	$3,205.8
Excise taxes	(801.0)	(24.6)%	(1,062.6)	(6.4)%	(1,135.4)
Net sales(2)	1,431.9	(27.9)%	1,986.4	(4.1)%	2,070.4
Cost of goods sold	(1,025.1)	(20.5)%	(1,290.1)	(3.1)%	(1,331.5)
Gross profit	406.8	(41.6)%	696.3	(5.8)%	738.9
Marketing, general and administrative expenses	(476.8)	(15.1)%	(561.5)	(5.1)%	(591.5)
Special items, net(3)	(1,527.7)	N/M	(23.2)	90.2%	(12.2)
Operating income (loss)	(1,597.7)	N/M	111.6	(17.5)%	135.2
Interest income (expense), net	(5.4)	(5.3)%	(5.7)	11.8%	(5.1)
Other income (expense), net	(0.6)	(82.9)%	(3.5)	133.3%	(1.5)
Income (loss) before income taxes	$(1,603.7)	N/M	$102.4	(20.4)%	$128.6
N/M = Not meaningful
(1)Excludes royalty volume of 1.731 million hectoliters, 1.968 million hectoliters and 2.040 million hectoliters for 2020, 2019 and 2018, respectively. The results for 2019 and 2018 have been recast to reflect the segment changes as part of the revitalization plan.
(2)Includes gross inter-segment sales and volumes, which are eliminated in the consolidated totals.
(3)See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" for detail of special items.
Significant events
We continue to monitor the coronavirus pandemic, which had a material adverse effect on our Europe results of operations in 2020 and we expect it will continue to have a material adverse effect on our Europe results of operations in 2021. We experienced a significant adverse impact particularly in the second and fourth quarters of 2020 resulting from the closure of, and subsequent continued impacts to, the on-premise channel. While we began to see some of the on-premise return during June, and the on-premise reopening in July 2020 in the U.K., consumer behavior throughout Europe in the channel has been uncertain and has not returned to pre-pandemic levels. Subsequently, in the fourth quarter of 2020, the second pandemic wave triggered new lockdowns with different levels of restrictions in Europe from one market to another.
Our results for fiscal year 2020 include a reduction to net sales of $17.1 million and charges to cost of goods sold of $2.9 million related to the recognition of sales returns and finished goods obsolescence charges and related costs resulting from the on-premise impacts of the coronavirus pandemic. These charges were preliminarily recognized during the first quarter of 2020, with further adjustments for changes in estimates recognized during the year.
As part of our revitalization plan announced during the fourth quarter of 2019, we initiated restructuring activities and will continue to incur severance and other employee-related costs as special items.
The U.K. exited the EU on January 31, 2020 and entered a twelve month transition period. The treaty regarding the U.K. and EU trade relationship became effective on January 1, 2021. As the U.K. left the single market and customs union on December 31, 2020, the treaty guarantees "zero tariff and zero quota" trade on goods. See Part I—Item 1A Risk Factors under "Risks Specific to the Europe Segment" for further discussion of the risks specific to the U.K.'s exit from the EU. The GBP has been volatile as a result of the government discussions related to the uncertainty and terms of the exit as well as from the ongoing uncertainties and impacts of the coronavirus pandemic. Any significant weakening of the GBP to the USD could have an adverse impact on our results due to the importance and relative magnitude of U.K. sales.
We completed our required annual goodwill and indefinite-lived intangible asset impairment testing as of October 1, 2020, the first day of our fourth quarter, and recorded a goodwill impairment charge related to our Europe reporting unit of $1,484.3 million, which was recorded as a special item. This impairment charge was a result of the expected prolonged impacts of the coronavirus on the European beer industry. During the third quarter of 2019, we recognized an aggregate impairment loss of $12.2 million related to the goodwill of our India reporting unit and a definite-lived brand intangible asset, which were recorded as special items. See Part II—Item 8 Financial Statements and Supplementary Data, Note 10, "Goodwill and Intangible Assets" for additional information.
During the third quarter of 2020, we recognized an impairment loss of $30.0 million recorded within special items related to the held for sale classification of a disposal group within our India business, representing an insignificant part of our Europe segment.
In 2019, our Grolsch joint venture arrangement as well as the related brewing and distribution agreements for the Grolsch brands in the U.K. and Ireland were terminated. See Part II—Item 8 Financial Statements and Supplementary Data, Note 4, "Investments" for further information.
Foreign currency impact on results
Our Europe segment operates in numerous countries, and each country's operations utilize distinct currencies. During 2020, foreign currency movements unfavorably impacted our Europe USD loss before income taxes by $74.3 million, primarily driven by the approximate $78 million translational impacts of the goodwill impairment recorded. Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our consolidated statements of operations.
Volume and net sales
Our Europe brand volume decreased 14.8% in 2020 compared to 2019 as a result of the coronavirus pandemic. Financial volume declined 17.3% in 2020 compared to 2019, also as a result of the coronavirus pandemic.
Net sales per hectoliter on a brand volume basis decreased 8.1% in local currency in 2020 compared to 2019, primarily driven by unfavorable channel, brand and geographic mix, particularly from our higher margin U.K. business, which has a more significant exposure to the on-premise channel which was restricted for much of the year due to the coronavirus pandemic. Net sales per hectoliter on a brand volume basis was also impacted by the keg sales returns primarily recognized in the first quarter of 2020 related to the on-premise impacts resulting from the coronavirus pandemic. Net sales per hectoliter on a reported basis decreased 13.4% in local currency in 2020 compared to 2019.
Cost of goods sold
Cost of goods sold per hectoliter decreased 4.3% in local currency in 2020 compared to 2019, driven by changes in geographic and product mix, partially offset by volume deleverage and cost inflation as well as the finished good obsolescence charges and costs resulting from the on-premise impacts of the coronavirus pandemic.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 15.4% in local currency in 2020 compared to 2019, primarily as a result of actions taken to mitigate the impacts associated with the coronavirus pandemic, and lower incentive compensation.

Unallocated Segment

	For the years ended
	December 31, 2020	Change	December 31, 2019	Change	December 31, 2018
	(In millions, except percentages)
Financial volume in hectoliters	—	—%	—	—%	—
Sales	$—	—%	$—	—%	$—
Excise taxes	—	—%	—	—%	—
Net sales	—	—%	—	—%	—
Cost of goods sold	107.6	N/M	(0.8)	(99.5)%	(166.2)
Gross profit	107.6	N/M	(0.8)	(99.5)%	(166.2)
Marketing, general and administrative expenses	—	—%	—	—%	—
Special items, net	—	—%	—	—%	—
Operating income (loss)	107.6	N/M	(0.8)	(99.5)%	(166.2)
Interest expense, net	(263.5)	(2.3)%	(269.8)	(10.6)%	(301.9)
Other pension and postretirement benefits (costs), net	30.3	N/M	2.9	(92.4)%	38.2
Other income (expense), net	4.9	N/M	0.2	N/M	(0.8)
Income (loss) before income taxes	$(120.7)	(54.9)%	$(267.5)	(37.9)%	$(430.7)
N/M = Not meaningful
Cost of goods sold
The unrealized changes in fair value on our commodity swaps, which are economic hedges, are recorded as cost of goods sold within unallocated and make up the entirety of the activity presented with cost of goods sold in the table above for 2020, 2019 and 2018. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. See Part II—Item 8 Financial Statements and Supplementary Data, Note 16, "Derivative Instruments and Hedging Activities" for further information.
Interest income (expense), net
Net interest expense decreased in 2020 compared to 2019, primarily driven by the repayment of debt as part of our deleveraging commitments. See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Debt" for further details.
Other pension and postretirement benefits (costs), net
Other pension and postretirement benefits were $30.3 million for the year ended 2020 compared to $2.9 million in 2019, primarily driven by a pension settlement charge of $29.8 million recognized in 2019. See Part II—Item 8 Financial Statements and Supplementary Data, Note 15, "Employee Retirement Plans and Postretirement Benefits" for further discussion of other pension and postretirement benefits.
Liquidity and Capital Resources
Our primary sources of liquidity have included cash provided by operating activities and access to external capital. However, the worldwide economic disruption caused by the coronavirus pandemic could materially affect our future access to our sources of liquidity. In the event of a sustained market deterioration and continued declines in net sales, profit and operating cash flow, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We currently believe that our cash and cash equivalents, cash flows from operations and cash provided by short-term and long-term borrowings, when necessary, will be adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, capital expenditures and other obligations for the next twelve months, and our long-term liquidity requirements. Additionally, in the second quarter of 2020, as part of our planned actions to mitigate liquidity considerations related to the coronavirus pandemic, we amended our $1.5 billion revolving credit facility to revise the leverage ratios under the financial maintenance covenant upwards for the six fiscal quarters beginning with the second quarter 2020 in response to the effects of the pandemic on our business. Separately, we entered into a COVID Corporate Financing Facility commercial paper program in the U.K. allowing for an incremental borrowing capacity of up to GBP 300 million as further discussed below.
We are currently focused on navigating the recent challenges presented by the coronavirus pandemic by preserving our liquidity and managing our cash flow through taking preemptive action to enhance our ability to meet our short-term liquidity needs. Specifically, we have taken several actions and considered various potential actions that may be needed to meet short-term and mid-term liquidity needs and have resources in place should we need to act on any of these quickly. Such potential actions include, but are not limited to, drawing on the available $1.5 billion revolving credit facility, including issuing commercial paper under our U.S. commercial paper program, issuing, as necessary, up to GBP 300 million in commercial paper under the COVID Corporate Financing Facility in the U.K. (see Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Debt" regarding details of our current borrowings and remaining capacities under these programs), further accessing the capital markets, reducing discretionary spending including marketing, general and administrative as well as capital expenditures, asset monetization, and taking advantage of certain governmental programs such as furloughs in the U.K. and government relief and payment deferral programs, for example by the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), discussed below, and other such government-sponsored legislation and programs. In addition, we and our board of directors continue to actively evaluate various capital allocation considerations. Specifically, we currently intend to maintain our investment grade debt rating and we are committed to further deleverage in 2021 in accordance with our plans. Further, our current expectation is that the Company's board of directors will be in a position to reinstate a dividend in the second half of 2021.
While we currently expect to have the necessary cash on hand to repay obligations when due, continued declines in net sales and profit could have a material adverse effect on our financial operations, cash flow and our ability to raise capital. The coronavirus pandemic is ongoing, and because of its dynamic nature, including uncertainties relating to the ultimate spread of the virus, the severity of the disease, the duration of the pandemic, the duration of on-premise closures and related prolonged weakening of economic or other negative conditions, and governmental reactions, we cannot fully anticipate future conditions given the substantial uncertainties in the economy in general. We may have unexpected costs and liabilities; revenue and cash provided by operations may decline; macroeconomic conditions may continue to weaken; prolonged and severe levels of unemployment may negatively impact our consumers; and competitive pressures may increase. These factors may result in difficulty maintaining liquidity, meeting our deleverage commitments and complying with our revolving credit facility covenants. As a result, our credit ratings could be downgraded, which would increase our costs of future borrowing and harm our ability to refinance our debt in the future on acceptable terms or at all. However, in anticipation of these uncertainties, we entered into Amendment No. 2 to our revolving credit facility on June 19, 2020. While the amendment did not increase our borrowing capacity or extend the term of the facility, it, among other things, (i) temporarily increased certain levels of the applicable rate by 25 basis points for the period beginning June 19, 2020 and ending on the last day of the fiscal quarter ending September 30, 2021, and (ii) revised the leverage ratios under the financial maintenance covenant for each fiscal quarter ending on or after June 30, 2020 through the maturity of the Credit Agreement.
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
Continued disruption and declines in the global economy could also impact our customers' liquidity and capital resources and therefore our ability to collect, or the timeliness of collection of our accounts receivable from them, which may have a material adverse impact on our performance, cash flows and capital resources. We continue to monitor our accounts receivable aging and have recorded reserves as appropriate. In addition, measures taken by governmental agencies to provide relief to businesses could further impact our ability to collect from customers. See Part II—Item 8 Financial Statements and Supplementary Data, Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for additional discussion related to our accounts receivable and associated reserves.
Additionally, in response to the coronavirus pandemic, various governmental authorities globally have announced relief programs which we continue to monitor and evaluate, such as the CARES Act in the U.S. Certain of these relief programs provide temporary deferrals of income and non-income based tax payments, which have positively impacted our operating cash flows in 2020. Of the approximate $130 million of cash flow benefits recognized in 2020 from these temporary deferrals, the majority is expected to be paid in 2021.
While a significant portion of our cash flows from operating activities is generated within the U.S., our cash balances may be comprised of cash held outside the U.S. and in currencies other than USD. As of December 31, 2020, approximately 60% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. The recent fluctuations in foreign currency exchange rates may have a material impact on these foreign cash balances. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue taxes. To the extent necessary, we accrue for tax consequences on the earnings of our foreign subsidiaries upon repatriation. However, we continue to assess the impact of the 2017 Tax Act and related U.S. Department of Treasury proposed, temporary and final regulations, on the tax consequences of future cash repatriations. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. We believe these financing arrangements, along with the cash generated from the operations of our U.S. business and other liquidity measures resulting from considerations of the on-going coronavirus global pandemic, as discussed above, are sufficient to fund our current cash needs in the U.S.
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
Separately, as discussed in See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Income Tax", the U.S. Department of Treasury recently enacted final hybrid regulations which impact tax positions we took in 2018 and 2019 and have resulted in additional income tax expense of approximately $135 million recognized during the second quarter of 2020. We currently believe the impact of the finalized regulations could be cash tax outflows up to approximately $100 million in 2021. We continue to analyze the potential cash impacts of the final regulations to minimize cash outflows over time.
Guarantor Information
SEC Registered Securities
For purposes of this disclosure, including the tables, "Parent Issuer" shall mean MCBC. "Subsidiary Guarantors" shall mean certain Canadian and U.S. subsidiaries reflecting the substantial operations of our North America segment.
Pursuant to the indenture dated May 3, 2012 (as amended, the "May 2012 Indenture"), MCBC issued its outstanding 3.5% senior notes due 2022 and 5.0% senior notes due 2042. Additionally, pursuant to the indenture dated July 7, 2016, MCBC issued its outstanding 2.1% senior notes due 2021, 3.0% senior notes due 2026, 4.2% senior notes due 2046 and 1.25% senior notes due 2024. The senior notes issued under the May 2012 Indenture and the July 2016 Indenture were registered under the Securities Act of 1933, as amended. These senior notes are guaranteed on a senior unsecured basis by certain subsidiaries of MCBC, which are listed on Exhibit 22 of this Annual Report on Form 10-K (the "Subsidiary Guarantors", and together with the Parent Issuer, the "Obligor Group"). "Parent Issuer" in this section is specifically referring to MCBC in its capacity as the issuer of the senior notes under the May 2012 Indenture and the July 2016 Indenture. Each of the Subsidiary Guarantors is 100% owned by the Parent Issuer. The guarantees are full and unconditional and joint and several.
None of our other outstanding debt was issued in a transaction that was registered with the SEC, and such other outstanding debt is issued or otherwise generally guaranteed on a senior unsecured basis by the Obligor Group or other consolidated subsidiaries of MCBC. These other guarantees are also full and unconditional and joint and several.
The senior notes and related guarantees rank pari-passu with all other unsubordinated debt of the Obligor Group and senior to all future subordinated debt of the Obligor Group. The guarantees can be released upon the sale or transfer of a Subsidiary Guarantors' capital stock or substantially all of its assets, or if such Subsidiary Guarantor ceases to be a guarantor under our other outstanding debt.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Debt" for details of all debt issued and outstanding as of December 31, 2020.
The following summarized financial information relates to the Obligor Group as of December 31, 2020 on a combined basis, after elimination of intercompany transactions and balances between the Obligor Group, and excluding the investments in and equity in the earnings of any non-guarantor subsidiaries. The balances and transactions with non-guarantor subsidiaries have been separately presented.

Summarized Financial Information of Obligor Group

Year ended December 31, 2020
(In millions)
Net sales, out of which:	$8,185.1
Intercompany sales to non-guarantor subsidiaries	$31.3
Gross profit, out of which:	$3,326.2
Intercompany net costs from non-guarantor subsidiaries	$(460.5)

Net interest expense third parties	$(265.5)
Intercompany net interest income from non-guarantor subsidiaries	$90.8

Income before income taxes	$1,107.5
Net income	$918.6

As of December 31, 2020
(In millions)
Total current assets, out of which:	$1,662.5
Intercompany receivables from non-guarantor subsidiaries	$184.4
Total noncurrent assets, out of which:	$25,378.7
Noncurrent intercompany notes receivable from non-guarantor subsidiaries	$3,962.2

Total current liabilities, out of which:	$3,089.4
Current portion of long-term debt and short-term borrowings	$1,001.4
Intercompany payables due to non-guarantor subsidiaries	$72.3
Total noncurrent liabilities, out of which:	$14,046.4
Long-term debt	$7,129.8
Noncurrent intercompany notes payable due to non-guarantor subsidiaries	$4,117.6
Cash Flows and Use of Cash
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors described in Part I, Item 1A. Risk Factors.
Cash Flows from Operating activities
Net cash provided by operating activities of approximately $1.7 billion in 2020 decreased by $201.6 million compared to 2019. This decrease was primarily driven by lower net income adjusted for non-cash add-backs and higher cash paid for taxes partially offset by favorable timing of working capital. Notably, working capital benefited from the deferral of approximately $130 million in tax payments from various government-sponsored payment deferral programs initiated in response to the coronavirus pandemic, of which we currently anticipate the majority to be paid in 2021 as these amounts become due.
Cash Flows from Investing activities
Net cash used in investing activities of $413.6 million in 2020 decreased by $19.7 million compared to 2019. This decrease was primarily driven by higher proceeds from the sale of breweries (approximately $150 million from the sale of the Irwindale brewery completed in the fourth quarter of 2020 compared with the receipt of $94.2 million of net proceeds from the sale of our Montreal brewery during the second quarter of 2019) and lower capital expenditures, partially offset by the lower cash inflows from other investing activities including proceeds received from the voluntary settlement of our cross currency swaps during the second quarter of 2019.

Cash Flows from Financing activities
Net cash used in financing activities of approximately $1.1 billion in 2020 decreased by $936.6 million compared to 2019. This decrease was primarily driven by lower net repayments on debt and borrowings and lower dividends paid resulting from the suspension of dividend payments in the second quarter of 2020, partially offset by higher net cash outflows from other financing activities.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Debt" for a summary of our financing activities and debt position as of December 31, 2020 and December 31, 2019.
Capital Resources
Cash and Cash Equivalents
As of December 31, 2020, we had total cash and cash equivalents of $770.1 million compared to $523.4 million as of December 31, 2019. The increase in cash and cash equivalents as of December 31, 2020 from December 31, 2019 was primarily driven by cash generated from operating activities, including the above-mentioned deferral of tax payments from various government-sponsored payment deferral programs and the proceeds from the sale of the Irwindale brewery, partially offset by the repayment of debt, capital expenditures and dividend payments. See Part II—Item 8 Financial Statements and Supplementary Data, Consolidated Statements of Cash Flows for additional detail. The majority of our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 90 days or less. These investments are viewed by management as low-risk investments on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary. While we have some investments in prime money market funds at times, these are classified as cash and cash equivalents; however, we continually monitor the need for reclassification under the SEC requirements for money market funds, and the potential that the shares of such funds could have a net asset value of less than one dollar. We also utilize cash pooling arrangements to facilitate the access to cash across our geographies.
Working Capital
We actively manage working capital through inventory management as well as management of accounts payable and accounts receivable to ensure we are able to meet short-term obligations and we are effectively using assets to increase profitability.

Borrowings
During 2020, we repaid our $500 million 2.25% notes and CAD 500 million 2.75% notes upon their respective maturities throughout the year. Notional amounts are presented in USD based on the applicable exchange rate as of December 31, 2020. We have economically converted a portion of our $1.0 billion 2.1% senior notes due 2021 to EUR denominated using cross currency swaps of $400 million. Refer to Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Debt" for details.

Debt Maturity Profile
$2,500
$2,000
$1,500
$1,000
$500
$0
(in millions)
2021
2022
2023
2024
2026
2042
2046
Maturities
CAD Notes
USD Notes
EUR Notes

Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to continue to draw on our revolving credit facility if the need arises. As of December 31, 2020 and December 31, 2019, we had $1.5 billion available to draw under our $1.5 billion revolving credit facility, as there were no outstanding revolving credit facility or commercial paper borrowings.
Separately, on May 26, 2020, Molson Coors Brewing Company (UK) Limited (“MCBC U.K.”), a subsidiary of MCBC that operates and manages the Company’s business in the U. K., established a commercial paper facility for the purpose of issuing short-term, unsecured Sterling-denominated notes that are eligible for purchase under the Joint HM Treasury and Bank of England’s COVID Corporate Financing Facility commercial paper program (the “CCFF Program”) in an aggregate principal amount up to GBP 300 million, subject to certain conditions, which may be increased from time to time as provided in the Dealer Agreement (as defined in Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Debt"). Commercial paper issuances under the CCFF Program do not impact the borrowing capacity under our revolving credit facility. We had no borrowings outstanding under the CCFF Program as of December 31, 2020. To the extent MCBC U.K. has borrowings outstanding under the CCFF Program with maturities extending beyond May 19, 2021, there are certain additional conditions placed on the operations of MCBC U.K., including capital distributions and senior executive compensation, and as a consequence we currently do not anticipate having any borrowings under the CCFF Program with maturities extending beyond May 19, 2021, unless such previously described conditions under the CCFF Program are modified.
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
On June 19, 2020, we entered into to an amendment to our existing revolving credit facility agreement, which among other things, revised the leverage ratios under the financial maintenance covenant for each fiscal quarter ending on or after June 30, 2020 through the maturity of the credit facility. The maximum leverage ratio, as defined by the amended revolving credit facility agreement as of December 31, 2020 is 5.25x net debt to EBITDA with a 0.50x reduction to 4.75x net debt to EBITDA for the fiscal quarter ending June 30, 2021. The leverage ratio requirement as of the last day of the fiscal quarter ending September 30, 2021 is reduced by 0.25x to 4.50x net debt to EBITDA, with a further 0.50x reduction to 4.00x net debt to EBITDA as of the last day of the fiscal quarter ending December 31, 2021 through maturity of the credit facility. As of December 31, 2020 and December 31, 2019, we were in compliance with all of these restrictions, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of December 31, 2020 rank pari-passu.
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

	For the years ended
	December 31, 2020	December 31, 2019	December 31, 2018
Weighted-Average Exchange Rate (1 USD equals)
Canadian dollar (CAD)	1.32	1.32	1.30
Euro (EUR)	0.85	0.89	0.84
British pound (GBP)	0.78	0.79	0.77
Czech Koruna (CZK)	23.11	22.78	21.93
Croatian Kuna (HRK)	6.50	6.60	6.32
Serbian Dinar (RSD)	100.14	104.81	99.74
Romanian Leu (RON)	4.19	4.26	4.00
Bulgarian Lev (BGN)	1.67	1.74	1.67
Hungarian Forint (HUF)	303.65	292.42	267.65

	As of
	December 31, 2020	December 31, 2019
Closing Exchange Rate (1 USD equals)
Canadian dollar (CAD)	1.27	1.30
Euro (EUR)	0.82	0.89
British pound (GBP)	0.73	0.75
Czech Koruna (CZK)	21.47	22.70
Croatian Kuna (HRK)	6.18	6.63
Serbian Dinar (RSD)	96.34	104.93
Romanian Leu (RON)	3.98	4.27
Bulgarian Lev (BGN)	1.60	1.74
Hungarian Forint (HUF)	296.94	295.21
The weighted-average exchange rates in the above table have been calculated based on the average of the foreign exchange rates during the relevant period and have been weighted according to the foreign denominated earnings from operations of the USD equivalent. If foreign currencies in the countries in which we operate devalue significantly in future periods, most significantly the CAD, GBP, EUR and other European operating currencies included in the above table, then the impact on USD reported earnings may be material.

Capital Expenditures
In 2020, we incurred $530.0 million, and have paid $574.8 million, for capital improvement projects worldwide, excluding capital spending by equity method joint ventures, representing an approximate 11% decrease versus 2019 capital expenditures incurred of $593.0 million. This decrease was primarily due to a targeted reduction of capital expenditures resulting from mitigating actions in response to the coronavirus pandemic in 2020. Specifically, as one of the mitigating actions we took to offset some of the financial implications of the coronavirus pandemic, in the first quarter we reduced our capital expenditure plans by approximately $170 million for full year 2020. Despite the revised expectations, with improved liquidity and strong cash management, we were able to accelerate certain investments in expanding our production capacity and capabilities to support new innovations and growth initiatives resulting in slightly higher capital spend than previously communicated. These capital expenditures include adding capacity for our innovations, specifically additional seltzer capacity.
We continue to focus on where and how we employ our planned capital expenditures, with an emphasis on strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.
Contractual Obligations and Commercial Commitments
Contractual Obligations
A summary of our consolidated contractual obligations as of December 31, 2020, based on foreign exchange rates as of December 31, 2020, is as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Debt obligations	$8,210.9	$1,019.3	$903.0	$1,002.3	$5,286.3
Interest payments on debt obligations	3,718.8	266.0	463.7	420.4	2,568.7
Retirement plan expenditures(1)	415.5	47.1	85.0	83.2	200.2
Operating leases	166.4	52.0	71.3	25.9	17.2
Finance leases	99.0	7.5	13.9	13.5	64.1
Other long-term obligations(2)	2,948.6	691.2	1,020.9	511.4	725.1
Total obligations	$15,559.2	$2,083.1	$2,557.8	$2,056.7	$8,861.6
See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Debt", Note 15, "Employee Retirement Plans and Postretirement Benefits," Note 16, "Derivative Instruments and Hedging Activities," Note 18, "Commitments and Contingencies" and Note 19, "Leases" for additional information.
(1)Represents expected contributions under our defined benefit pension plans in the next twelve months and our benefit payments under postretirement benefit plans for all periods presented. The net underfunded liability as of December 31, 2020, of our defined benefit pension plans (excluding our overfunded plans) and postretirement benefit plans is $105.9 million and $704.7 million, respectively. Defined benefit pension plan contributions in future years will vary based on a number of factors, including actual plan asset returns and interest rates, and as such, have been excluded from the above table. We fund pension plans to meet the requirements set forth in applicable employee benefits laws. We may also voluntarily increase funding levels to meet financial goals. Excluding BRI and BDL, in 2021 we expect to make contributions to our defined benefit pension plans of approximately $4 million and benefit payments under our OPEB plans of approximately $43 million, based on foreign exchange rates as of December 31, 2020.
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
(2)Primarily includes non-cancelable purchase commitments as of December 31, 2020 that are enforceable and legally binding. Approximately $1.6 billion of the total other long-term obligations relate to long-term supply contracts with third parties to purchase raw material, packaging material and energy used in production. Our aggregate commitments for advertising and promotions, including sports sponsorship, total approximately $779 million. The remaining amounts relate to derivative payments, sales and marketing, distribution, information technology services, open purchase orders and other commitments. Included in other long-term obligations are unrecognized tax benefits of $98.0 million that are included in the less than one year column. Additionally, unrecognized tax benefits of $7.0 million and $11.0 million of indemnities provided to FEMSA are included in the more than 5 years column because we cannot reasonably estimate the timing of future cash flows related to these items. The unrecognized tax benefit amounts exclude positions we would expect to settle using deferred tax assets.
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
Other Commercial Commitments
Based on foreign exchange rates as of December 31, 2020, future commercial commitments are as follows:

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$67.5	$62.3	$5.1	$—	$0.1
Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. See Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" for further discussion.
Off-Balance Sheet Arrangements
Refer to Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" for discussion of off-balance sheet arrangements. As of December 31, 2020, we did not have any other material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Outlook for 2021
We set bold plans for our business for 2020 with the introduction of the revitalization plan at the end of 2019 which positioned our company well despite the headwinds experienced as a result of the coronavirus in 2020. We continue to strive to build on the strength of our iconic core brands, grow our above premium portfolio, expand beyond the beer aisle, invest in our capabilities and support our people and communities. Our accomplishments in 2020 have given us momentum for 2021, which is intended to be a year of investment as we continue to deliver our revitalization plan and drive towards long-term growth.
We have seen success in our response to the short-term impacts of the coronavirus pandemic, positioning ourselves to succeed in the medium- and long-term. The coronavirus pandemic continues to impact our business due to significantly reduced on-premise sales across all our geographies, disproportionately so in Europe as well as Canada, with on-premise location capacity restrictions and limits that have and we believe will continue to prevent sales from returning to pre-pandemic levels. We currently expect to continue to see on-premise sales lag behind pre-pandemic levels due to continued capacity restrictions, potential additional closures in the near term, uncertainty in the distribution and effectiveness of the vaccines, the evolving of additional variants of coronavirus and other limitations at on-premise locations. As a result, we currently expect to see a continued strength of our off-premise sales compared to pre-pandemic levels. However, as we have seen throughout the pandemic, the strong off-premise sale performance is not expected to completely offset the declines in on-premise sale performance.
Further, one of the biggest challenges for beverage companies in 2020 was the packaging supply shortage as a result of the significant increase in off-premise sales, particularly aluminum cans in North America. Our supply chain has worked diligently to ensure sufficient supply of high demand brands and packages notwithstanding these packaging challenges. We saw U.S. inventory levels steadily improve in 2020. While work remains and industry standard can supply constraints continue due to high demand, supplies for glass bottles, paperboard and tall aluminum cans have improved and we believe all have returned to normal availability and we currently expect industry standard can supply to return to normal material availability by the end of the first quarter of 2021.
With the plan to build on the strength of our core brands, we made progress as we continued to grow the combined segment share for Coors Light and Miller Lite in the United States even while on-premise sales remain constrained due to pandemic restrictions. These brands finished 2020 with stronger brand health and, in 2021, we expect to put even more marketing behind these two iconic brands.
Our plan to grow our above premium portfolio progressed meaningfully as we announced our plans to significantly expand our production capacity for both hard seltzers and our newly released Blue Moon LightSky. We expect these expansions will allow us to meet increasing demand in the near future and we further plan to expand our hard seltzer and innovation production capacity in 2021 and 2022. Blue Moon LightSky was launched in the U.S. in February 2020 and was the top selling new beer in the United States in 2020 per Nielsen. Additionally, we launched Vizzy hard seltzer in the U.S. in April 2020 and launched Coors Seltzer, also in the U.S., during the third quarter of 2020. These two hard seltzers have diversified our portfolio and we believe position us well in the growing hard seltzer market and, in 2021, we have strong plans to accelerate marketing support behind Coors Seltzer, as well as expand both Vizzy and Coors Seltzer into Canada. Also, this year, through an exclusive agreement with The Coca-Cola Company in the U.S., we expect to launch Topo Chico Hard Seltzer, which is an extension of an iconic brand with an already large following in various markets across the U.S., and, separately, we also intend to launch Proof Point, a new differentiated hard seltzer with premium ingredients like real spirits, early this year in the U.S. We plan to continue to grow our share of the hard seltzer market with these newly launched, or to be launched, products working towards the most diversified hard seltzer portfolio in the industry and we believe expanding production capacity will make the expected growth possible. We also expect to have further growth opportunities in 2021 as we bring Yuengling brands west in the U.S. under our new joint venture, which will oversee any new market expansion outside Yuengling's current 22-state footprint and New England, beginning with plans to bring Yuengling to Texas in the fall of 2021. We also have a distribution deal for Bodega Bay hard seltzer in the U.K. and Ireland, which allows us to be an early entrant in the hard seltzer segment in these markets and have plans to extend seltzers into Central Europe as well. We plan to build on the strategy to grow our above premium portfolio into the future.
In addition to our growth in the hard seltzer market, we made further steps this year to expand our portfolio beyond the beer aisle for future growth opportunities. Specifically, we launched MOVO, our first canned wine. Truss, our Canadian joint venture with HEXO, launched Veryvell CBD and THC drops earlier in 2020 and its first ready-to-drink cannabis beverages during the third quarter of 2020 as well as launched our first CBD-based products in Colorado. In addition, we launched a new line of non-alcohol products through our minority stake in the beverage incubator LA Libations LLC. We expect this expansion beyond beer to continue into 2021 and beyond. Future expansions beyond beer in 2021 include the commencement of the distribution of ready-to-drink La Colombe coffees in the U.S. in early 2021, our new energy drink partnership with ZOA and our first entry into the fast-growing RTD cocktail space through an exclusive equity and distribution agreement with Superbird, an above premium blue agave tequila-based cocktail.
Our performance and agility in navigating the coronavirus pandemic and executing against our revitalization plan has proven meaningful, but we recognize there are still challenges ahead. We are mindful of the continued challenges and the uncertainty that remains and are focused on doing what is best not only in the near-term, but also positioning the business for medium- and long-term success.
In addition, in response to the coronavirus pandemic, we took steps in 2020 to improve our financial flexibility including continuing to pay down debt, amending the covenants on our $1.5 billion revolving credit facility, adding a commercial paper facility in our U.K. business, suspending the dividend in May 2020, reducing our capital expenditures in 2020 and generally reducing our discretionary spend. We took these steps as we remain committed to maintaining our investment grade rating.
Cost Savings
Our next generation cost savings program, which began in 2020 and is a three-year program and includes the anticipated benefits of the revitalization plan, is currently expected to deliver approximately $600 million through 2022. We plan to reinvest these additional cost savings behind our brands and growing other capabilities. Total cost savings delivered in 2020 totaled approximately $270 million.
Interest
We anticipate 2021 consolidated net interest expense of approximately $270 million, plus or minus 5% and based on foreign exchange and interest rates as of December 31, 2020.

Tax
We expect our effective tax rate to be in the range of 20 to 23 percent for 2021, which remains subject to additional guidance, final regulations, and tax law changes issued from the U.S. government.
Deleverage & Dividends
We currently intend to maintain our investment grade debt rating and we are committed to further deleveraging in 2021 in accordance with our plans. Further, our current expectation is that the Company's board of directors will be in a position to reinstate a dividend in the second half of 2021.
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
Pension and Other Postretirement Benefits
Our defined benefit pension plans cover certain current and former employees in the U.S., Canada, the U.K. and Japan. Benefit accruals for the majority of employees in our U.S. and U.K. plans have been frozen and the plans are closed to new entrants. In the U.S., we also participate in, and make contributions to, multi-employer pension plans. Our OPEB plans provide medical benefits for retirees and their eligible dependents as well as life insurance and, in some cases, dental and vision coverage, for certain retirees in Canada, the U.S., and Europe. The U.S., Canada and U.K. defined benefit pension plans are primarily funded, but the Japan plan and all OPEB plans are unfunded. We also offer defined contribution plans in each of our segments.
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
As of December 31, 2020, on a weighted-average basis, the discount rates used were 1.84% for our defined benefit pension plans and 2.10% for our OPEB plans. The change from the weighted-average discount rates of 2.55% for our defined benefit pension plans and 2.91% for our postretirement plans as of December 31, 2019 is primarily the result of declining interest rates during 2020.

A 50 basis point change in our discount rate assumptions would have had the following effects on the projected benefit obligation balances as of December 31, 2020 for our pension and OPEB plans:

	Impact to projected benefit obligation as of December 31, 2020 - 50 basis points
	Decrease	Increase
	(In millions)
Projected benefit obligation - unfavorable (favorable)
Pension obligation	$417.9	$(372.8)
OPEB obligation	39.2	(36.8)
Total impact to the projected benefit obligation	$457.1	$(409.6)
Our U.K. pension plan includes benefits linked to inflation. The above sensitivity analysis does not consider the implications to inflation resulting from the above contemplated discount rate changes. This sensitivity holds all other assumptions constant.
Long-Term Expected Rates of Return on Assets
The assumed long-term expected return on assets is used to estimate the actual return that will occur on each individual funded plan's respective plan assets in the upcoming year. We determine each plan's EROA with substantial input from independent investment specialists, including our actuaries and other consultants. In developing each plan's EROA, we consider current and expected asset allocations, historical market rates as well as historical and expected returns on each plan's individual asset classes. In developing future return expectations for each of our plan's assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads. The calculation includes inputs for interest, inflation, credit, and risk premium (active investment management) rates and fees paid to service providers. Based on the above factors and expected asset allocations, we have assumed, on a weighted-average basis, an EROA of 3.03% for our defined benefit pension plan assets for cost recognition in 2021. This is a decrease from the weighted-average rate of 3.24% we had assumed for 2020. We believe that our EROA assumptions are appropriate; however, significant changes in our assumptions or actual returns that differ significantly from estimated returns may materially affect our net periodic pension costs.
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
A 50 basis point change in our discount rate and expected return on assets assumptions made at the beginning of 2020 would have had the following effects on 2020 net periodic pension and postretirement benefit costs:

	Impact to 2020 pension and postretirement benefit costs - 50 basis points (unfavorable) favorable
	Decrease	Increase
	(In millions)
Description of pension and postretirement plan sensitivity item
Expected return on pension plan assets	$(22.9)	$22.9
Discount rate on pension plans	$3.7	$(6.4)
Discount rate on postretirement plans	$2.0	$(1.8)
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
Equity assets are diversified between domestic and other international investments. Relative allocations reflect the demographics of the respective plan participants. See Part II—Item 8 Financial Statements and Supplementary Data, Note 15, "Employee Retirement Plans and Postretirement Benefits" for a comparison of target asset allocation percentages to actual asset allocations as of December 31, 2020.
Other Considerations
Our net periodic pension and postretirement benefit costs are also influenced by the potential amortization (or non-amortization) from accumulated other comprehensive income (loss) of deferred gains and losses, which occur when actual experience differs from estimates. We employ the corridor approach for determining each plan's amortization. This approach defines the “corridor” as the greater of 10% of the PBO or 10% of the market-related value of plan assets (as discussed above) and requires amortization of the excess net gain or loss that exceeds the corridor over the average remaining service periods of active plan participants. For our closed plans or plans that are primarily inactive, the average remaining life expectancy of all plan participants (including retirees) is used. If our actuarial losses significantly exceed this corridor in the future, significant incremental pension and postretirement costs could result. As of year-end 2020, the deferred losses of several of our Canadian plans, as well as those in our U.K. plan, and the deferred gains of our U.S. plan, exceeded the 10% corridor.
The assumed health care cost trend rates represent the rates at which health care costs are assumed to increase and are based on actuarial input and consideration of historical and expected experience. We use these trends as a significant assumption in determining our postretirement benefit obligation and related costs. Changes in our projections of future health care costs due to general economic conditions and those specific to health care will impact this trend rate. An increase in the trend rate would increase our obligation and expense of our postretirement health care plan. We believe that our health care cost trend rate assumptions are appropriate; however, significant changes in our assumptions may materially affect our postretirement benefit obligations and related costs. As of December 31, 2020, the health care trend rates used were ranging ratably from 6.00% in 2021 to 3.57% in 2040, consistent with our health care trend rates ranging ratably from 6.25% in 2020 to 3.57% in 2040 used as of December 31, 2019. See Part II—Item 8 Financial Statements and Supplementary Data, Note 15, "Employee Retirement Plans and Postretirement Benefits" for further information.
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
See Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" for a discussion of our contingencies, environmental and litigation reserves as of December 31, 2020.
Goodwill and Intangible Asset Valuation
Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management.
As discussed in Part II—Item 8 Financial Statements and Supplementary Data, Note 3, "Segment Reporting," effective January 1, 2020, we changed our management structure from a corporate center and four segments to two segments - North America and Europe. These structural changes included leadership re-alignment with a centralized North America leadership team, an integrated North American supply chain network, and centralized marketing and innovations functions including movement to a single brand manager and North America marketing strategy for our major brands. Additionally, as part of our leadership re-alignment, we moved from two separate U.S. and Canada segment managers to a single North America segment manager, our President and Chief Executive Officer, who reviews discrete financial information only at the consolidated North

America segment level. As a result of these changes, we re-evaluated our historical reporting unit conclusions and have consolidated our previously separate U.S. and Canada reporting units into a single North America reporting unit effective January 1, 2020. There were no changes to our existing Europe reporting unit, which was considered to be at risk of future impairment following the completion of our October 1, 2019 annual impairment testing.
We completed an interim impairment assessment for our former U.S. and Canada reporting units as of January 1, 2020 immediately prior to the reporting unit change, as well as an impairment assessment of the combined North America reporting unit immediately after the change, and determined that no impairments existed. Additionally, as the changes resulted in the combination of our former U.S. and Canada reporting units into a single North America reporting unit, no further reallocation of goodwill was required.
Additionally, as a result of the structural changes discussed above, including the centralization of the brand management and strategy for our Coors brands across North America, we aggregated our Coors brand indefinite-lived intangible asset in the U.S. and Coors Light distribution agreement indefinite-lived intangible asset in Canada into a single unit of accounting for the purpose of testing for impairment, effective January 1, 2020. We completed an interim impairment assessment for each individual indefinite-lived intangible asset immediately prior to aggregation and determined that no impairments existed.
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
We use a combination of discounted cash flow analyses and market approaches to determine the fair value of each of our reporting units, and an excess earnings approach to determine the fair values of our indefinite-lived brand intangible assets. We utilized a qualitative assessment for our water rights in the U.S., in order to determine whether the fair value of those indefinite-lived intangible assets was in excess of their carrying value. Our discounted cash flow projections include assumptions for growth rates for sales, costs and profits, which are based on various long-range financial and operational plans of each reporting unit or each indefinite-lived intangible asset. Additionally, discount rates used in our goodwill analysis are based on weighted-average cost of capital, driven by the prevailing interest rates in geographies where these businesses operate, as well as the credit ratings, financing abilities and opportunities of each reporting unit, among other factors. Discount rates for the indefinite-lived intangible analysis by brand largely reflect the rates supporting the overall reporting unit valuation but may differ slightly to adjust for country or market specific risk associated with a particular brand, among other factors. Our market-based valuations utilize earnings multiples of comparable public companies, which are reflective of the market in which each respective reporting unit operates, and recent comparable market transactions.
Changes in the factors used in our fair value estimates, including the impacts of the coronavirus pandemic, declines in industry or company-specific beer volume sales, margin erosion, termination of brewing and/or distribution agreements with other brewers, and discount rates used, could have a significant impact on the fair values of the reporting units and indefinite-lived intangible assets.
Reporting Units and Goodwill
As of the October 1, 2020 testing date, the carrying value of the Europe reporting unit was determined to be in excess of its fair value such that an impairment loss of $1,484.3 million was recorded. The fair value of the North America reporting unit was estimated at approximately 7% in excess of carrying value, as of the October 1, 2020 testing date, which is a decline during the year, and therefore the reporting unit is considered to be at risk of future impairment. Goodwill allocated to the North America reporting unit as of December 31, 2020 is $6.2 billion. The decline in fair value of the North America reporting unit in the current year is largely due to the perceived risk in the execution of our revitalization efforts amidst a global pandemic. These challenges were partially offset by the reduction to the discount rate as a result of the recent interest rate environment. We continue to invest behind above premium brands and innovation. While the preliminary results are promising, including successful launches of brands like Blue Moon LightSky, Vizzy and Coors Seltzer in 2020, the growth targets included in management’s forecasted future cash flows are inherently at risk given the recent introduction of these brands. In the Europe reporting unit, impacts from the coronavirus pandemic drove significant headwinds that had an adverse impact on current year brand volumes and overall company performance as the Europe business relies heavily on the on-premise business. The uncertainty around the ongoing impacts of the pandemic including governmental or societal impositions on bars and restaurants and restrictions on public gatherings that limit many on-premise locations to operate at full capacity, if at all, have negatively impacted the forecasted future cash flows of the reporting unit.
As of the October 1, 2020 testing date, the fair value of our North America reporting unit was determined to be in excess of its carrying value although noted to be at risk of future impairment while the Europe reporting unit's fair value resulted in an impairment. The fair value determinations are sensitive to further unfavorable changes in forecasted cash flows, macroeconomic conditions, market multiples or discount rates that could negatively impact future analyses, including the further extent, duration and impact of the ongoing pandemic on our reporting units. The key assumptions used to derive the estimated fair values of our reporting units represent Level 3 measurements.
Indefinite-Lived Intangible Assets
The Coors indefinite-lived brands in North America, the Miller indefinite-lived brands in the U.S. and the Carling brands in Europe continue to be sufficiently in excess of their respective carrying values as of the annual testing date.
The fair value of the indefinite-lived Staropramen brand in Europe is considered to be at risk of future impairment with a fair value estimated at approximately 9% in excess of its carrying value as of the annual testing date. The fair value decline of the Staropramen brand versus the prior year was a result of the coronavirus’ impact on the on-premise business throughout Europe during 2020 and potentially beyond.
We utilize Level 3 fair value measurements in our impairment analysis of certain indefinite-lived intangible assets, including the Coors brands in North America, Miller brands in the U.S. and the Staropramen and Carling brands in Europe. An excess earnings approach is used to determine the fair values of these assets as of the testing date. The future cash flows used in the analysis are based on internal cash flow projections based on our long-range plans and include significant assumptions by management as noted below. Separately, we performed a qualitative assessment of our water rights indefinite-lived intangible assets in the U.S. to determine whether it was more likely than not that the fair values of these assets were greater than their respective carrying amounts. Based on this qualitative assessment, we determined that a full quantitative analysis was not necessary.
Key Assumptions
As of the date of our annual impairment test, performed as of October 1, the North America reporting unit goodwill balance is at risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including company-specific risks like the performance of our above-premium transformation efforts and overall market performance of new innovations like hard seltzers, along with macro-economic risks like the continued prolonged weakening of economic conditions, or significant unfavorable changes in tax rates, environmental or other regulations, including interpretations thereof), terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flow analyses. For testing purposes of our reporting units, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections used for our North America reporting unit testing reflect growth assumptions associated with our revitalization plan to build on the strength of our iconic core brands, aggressively grow our above premium portfolio, expand beyond the beer aisle, invest in our capabilities and support our people and our communities all of which are intended to benefit the projected cash flows of the business. These cash flow assumptions are tempered somewhat by the impacts the coronavirus has had on our overall business and specifically our more profitable on-premise segment. The coronavirus pandemic had a disproportional impact on our Europe business as a greater portion of its business takes place on-premise. Additionally, European countries have had and continue to impose stricter measures, i.e. lockdowns and social distancing requirements, to control the spread of the pandemic relative to our North American markets. Such stricter measures have limited many on-premise locations from operating at full capacity.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible asset impairment tests will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units and indefinite-lived intangible assets may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in sales volume and increase in costs that could significantly impact our immediate and long-range results, a decrease in sales volume driven by a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long-term volume trends, a continuation of the trend away from core brands in certain of our markets, especially in markets where our core brands represent a significant portion of the market, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) adverse changes in macroeconomic conditions or an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a global pandemic or recession), (iii) significant unfavorable changes in tax rates such as increased corporate income tax rates, (iv) volatility in the equity and debt markets or other country specific factors which could result in a higher weighted-average cost of capital, (v) sensitivity to market multiples; and (vi) regulation limiting or banning the manufacturing, distribution or sale of alcoholic beverages.
Based on known facts and circumstances, we evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual assessment and incorporate into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses. For example, we continue to monitor the challenges within the beer industry for further weakening or additional systemic structural declines, as well as for adverse changes in macroeconomic conditions such as the coronavirus pandemic that could significantly impact our immediate and long-range results. Specifically, subsequent to the January 1, 2020 interim impairment assessments, the World Health Organization, characterized the outbreak of the coronavirus disease as a global pandemic as further discussed in Part II—Item 8 Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies." Our business has been, and could continue to be, materially and adversely impacted by the coronavirus pandemic. The related weakening of economic conditions during a prolonged pandemic could lead to a material impairment as the duration and severity of the pandemic and resulting impacts to our financial projections are further understood. Additionally, we are monitoring the impacts the coronavirus pandemic has on the market inputs used in calculating our discount rates, including risk-free rates, equity premiums and our cost of debt, which could result in a meaningful change to our weighted-average cost of capital calculation, as well as the market multiples used in our impairment assessment. Furthermore, increased volatility in the equity and debt markets or other country specific factors, including, but not limited to, extended or future government intervention in response to the pandemic, could also result in a meaningful change to our weighted-average cost of capital calculation and other inputs used in our impairment assessment. Separately, the Ontario provincial government in Canada adopted a bill that, if enacted, could adversely impact the existing terms of the beer distribution and retail systems in the province, as further described in Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies".
In 2020, the discount rate used in developing our annual fair value estimates for the North America and Europe reporting units was 8.00% and 10.00%, respectively, based on market-specific factors, as compared to 8.50% used across all reporting units as of the October 1, 2019 annual testing date. The recent interest rate environment has resulted in a decrease to the risk-free rate used in the current year discount rate calculations, which is reflected in the North America lower discount rate. However, the benefit driven by the recent interest rate environment was more than offset by the unsystematic risk premium included in the market or country specific risk premium for each European geography in which our business is based. With the exception of the Miller brands in the U.S., the discount rates for the Coors brands in North America and the Staropramen and Carling brands in Europe increased compared to the discount rates used in the prior year analysis, primarily due to increased perceived risk in meeting management’s cash flow projections that was also included in our current year discount rate calculations for the reporting units, including innovations, as noted above. The discount rate for the Miller brands in the U.S. decreased compared to prior year driven by a decrease to the risk-free rate used in the current year discount rate calculation. While there was a risk adjustment made to the discount rate for the Miller brands, it was not as substantial as the other brands because the cash flow projections for this brand included potential ongoing coronavirus impacts assumptions and excluded innovation assumptions.
Current expectations driving our annual impairment testing as of October 1, 2020 have resulted in fair values of our North America reporting unit and indefinite-lived intangible assets in excess of carrying values. However, if our assumptions are not realized, it is possible that further impairment charges may need to be recorded in the future. For example, a 50 basis point increase in our discount rate assumptions, which is within a reasonable range of historical discount rate fluctuations between test dates, would have had the following effects on the fair value cushion in excess of carrying value for the North America reporting unit, as well as the at risk Staropramen brand indefinite-lived intangible asset in Europe, as of the October 1, 2020 test date:

	Impact to the fair value cushion as of October 1, 2020 - 50 basis points increase
	Cushion (as reported)	Cushion (post-sensitivity)
	% of fair value in excess of carrying value
North America Reporting Unit	7%	3%
Staropramen brand families Indefinite-Lived Intangible Asset, Europe	9%	1%

Post sensitivity, the fair values of the North America reporting unit as well as the Staropramen brand indefinite-lived intangible asset remain in excess of their carrying values. The discount rate sensitivity holds all other assumptions and inputs constant.

Regarding definite-lived intangible assets, we continuously monitor the performance of the underlying asset for potential triggering events suggesting an impairment review should be performed. In the current year, we recognized impairment losses on some of our definite-lived intangible assets related to a few of our regional craft breweries in North America and Europe. The impairments losses on the Grolsch brand and distribution agreement definite-lived intangible assets and the brand intangible asset related to our India business were recognized in 2019. See Part II—Item 8 Financial Statements and Supplementary Data Note 7, "Special Items" for further details on these impairment losses. No such triggering events resulting in an impairment loss were identified in 2018.
As of December 31, 2020, the carrying values of goodwill and intangible assets were approximately $6.2 billion and $13.6 billion, respectively, inclusive of Staropramen's indefinite-lived intangible asset carrying value of $621.7 million. If actual performance results differ significantly from our projections or we experience significant fluctuations in our other assumptions, a material impairment loss may occur in the future. See Part II—Item 8 Financial Statements and Supplementary Data, Note 10, "Goodwill and Intangible Assets" for further discussion and presentation of these amounts.
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
We are periodically subject to tax controversies in various foreign and domestic jurisdictions, which can involve questions regarding our tax positions and result in additional income tax liabilities assessed against us. Settlement of any challenge resulting from these tax controversies can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on its technical merits. We measure and record the tax benefits from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Our estimated liabilities related to these matters are adjusted in the period in which the uncertain tax position is effectively settled, the statute of limitations for examination expires or when additional information becomes available. Our liability for unrecognized tax benefits requires the use of assumptions and significant judgment to estimate the exposures associated with our various filing positions. Although we believe that the judgments and estimates made are reasonable, actual results could differ and resulting adjustments could materially affect our effective tax rate and tax provision.
When working capital funds are available after satisfying all other business obligations, we may distribute cash from a foreign subsidiary to its U.S. parent and record the tax impacts associated with these transactions. However, to the extent current earnings exist and are not otherwise distributed or planned to be distributed, they would become accumulated. As such and due to limitations in annual excess working capital, these accumulated earnings are considered permanently reinvested in our foreign operations. We currently would not expect the aggregate of these permanently reinvested earnings, which are largely in deficit positions for U.S. tax purposes, to result in any material U.S. taxes, if distributed.
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
There are proposed or pending tax law changes in various jurisdictions in which we do business. For example, as discussed in Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Income Tax", since 2018, the U.S. Treasury Department has continued to issue proposed, temporary and final regulations to implement provisions of the 2017 Tax Act. We recognize the impacts of changes in tax law upon enactment, and therefore, proposed changes in tax law, regulations and rules are not reflected within our tax provision. As a result, such changes may, upon ultimate enactment, result in material impacts to our financial statements.

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

Details of market-risk sensitive debt, derivative and other financial instruments are included in the table below. Notional amounts and fair values are presented in USD based on the applicable exchange rate as of December 31, 2020. See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Debt" and Note 16, "Derivative Instruments and Hedging Activities" for further discussion.

	Notional amounts by expected maturity date							December 31, 2020
	Year end
	2021	2022	2023	2024	2025	Thereafter	Total	Fair value Asset/ (Liability)
	(In millions)
Long-term debt:
CAD 500 million 2.84% notes due 2023	$—	$—	$392.9	$—	$—	$—	$392.9	$(414.9)
CAD 500 million 3.44% notes due 2026	$—	$—	$—	$—	$—	$392.9	$392.9	$(432.6)
$1.0 billion 2.10% notes due 2021	$1,000.0	$—	$—	$—	$—	$—	$1,000.0	$(1,017.9)
$500 million 3.5% notes due 2022	$—	$500.0	$—	$—	$—	$—	$500.0	$(524.0)
$2.0 billion 3.0% notes due 2026	$—	$—	$—	$—	$—	$2,000.0	$2,000.0	$(2,206.4)
$1.1 billion 5.0% notes due 2042	$—	$—	$—	$—	$—	$1,100.0	$1,100.0	$(1,376.0)
$1.8 billion 4.2% notes due 2046	$—	$—	$—	$—	$—	$1,800.0	$1,800.0	$(2,087.1)
EUR 800 million 1.25% notes due 2024	$—	$—	$—	$977.3	$—	$—	$977.3	$(1,013.8)
Foreign currency management:
Forwards	$116.9	$56.3	$8.0	$—	$—	$—	$181.2	$(4.9)
Cross currency swaps	$400.0	$—	$—	$—	$—	$—	$400.0	$(26.5)
Interest rate management:
Forward starting interest rate swaps	$250.0	$250.0	$—	$—	$—	$1,000.0	$1,500.0	$(221.5)
Commodity pricing management:
Swaps	$460.4	$318.8	$139.7	$—	$—	$—	$918.9	$65.2
Options	$16.8	$—	$—	$—	$—	$—	$16.8	$—
We hold warrants providing us with the ability to purchase 2.9 million common shares of HEXO, our Truss joint venture partner, at a strike price of CAD 24.00 per share, which expire on October 4, 2021. The fair value of our warrant asset at December 31, 2020 was $0.3 million. See Note 16, "Derivative Instruments and Hedging Activities" for further details.
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

The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolio, with the exception of interest rate risk to our forward starting interest rate swaps in which we have applied an absolute 1% adverse change to the respective instrument's interest rate:

	As of
	December 31, 2020	December 31, 2019
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(20.5)	$(25.8)
Foreign currency denominated debt	$(190.4)	$(194.2)
Cross currency swaps	$(43.0)	$(89.2)
Interest rate risk:
Debt	$(219.7)	$(255.4)
Forward starting interest rate swaps	$(177.1)	$(150.4)
Commodity price risk:
Commodity swaps	$(96.0)	$(52.9)
Commodity options	$—	$—
Equity price risk:
Warrants	$(0.1)	$(0.6)
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework and criteria established in Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management concluded that, as of December 31, 2020, the Company's internal control over financial reporting was effective.
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

/s/ GAVIN D.K. HATTERSLEY	/s/ TRACEY I. JOUBERT
Gavin D.K. Hattersley	Tracey I. Joubert
President & Chief Executive Officer	Chief Financial Officer
Molson Coors Beverage Company	Molson Coors Beverage Company
February 11, 2021	February 11, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Molson Coors Beverage Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Molson Coors Beverage Company and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and noncontrolling interests and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing under Item 15(c) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill Impairment Assessments - Europe and North America Reporting Units

As described in Notes 1 and 10 to the consolidated financial statements, the Company’s goodwill balance related to the Europe and North America reporting units as of December 31, 2020 is $0 and $6,151 million, respectively. The carrying value of goodwill is evaluated for impairment at the reporting unit level at least annually or when an interim triggering event occurs that would indicate that impairment may have taken place. The Company’s annual impairment tests are performed as of the first day of the fiscal fourth quarter. As disclosed by management, the evaluation involves comparing each reporting unit’s fair value to its respective carrying value. If a reporting unit’s carrying value exceeds its fair value, the Company would recognize an impairment loss in an amount equal to the excess up to the total amount of goodwill allocated to that reporting unit. During the fourth quarter of 2020, it was determined that the carrying value of the Europe reporting unit exceeded its fair value to such an extent that the analysis resulted in the remaining goodwill balance was impaired in its entirety. A combination of discounted cash flow analyses and market approaches are used to determine the fair value of each reporting unit. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of management’s reporting units may include such items as (i) a decrease in expected future cash flows, specifically, a decrease in sales volume and increase in costs that could significantly impact management’s immediate and long-range results, (ii) prolonged weakening of economic conditions, or (iii) significant unfavorable changes in tax rates, environmental or other regulations, including interpretations thereof, terminal growth rates, market multiples and / or weighted average cost of capital utilized in the discounted cash flow analyses.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments for the Europe and North America reporting units is a critical audit matter are (i) the significant judgment by management when determining the fair value measurement of the reporting unit; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate, revenue growth rates and market multiples for the Europe reporting unit and the discount rate, revenue growth rates, market multiples and terminal growth rate for the North America reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Europe and North America reporting units. These procedures also included, among others (i) testing management’s process for determining the fair value of the reporting units; (ii) evaluating the appropriateness of the discounted cash flow analyses and market approaches; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow analyses and market approaches; and (iv) evaluating the significant assumptions used by management related to the discount rate, revenue growth rates and market multiples for the Europe reporting unit and the discount rate, revenue growth rates, market multiple and terminal growth rate for the North America reporting unit. Evaluating the assumptions related to revenue growth rates involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the Company’s discounted cash flow analyses and market approaches and (ii) the discount rate and market multiples assumptions for the Europe reporting unit and the discount rate, market multiples and terminal growth rate assumptions for the North America reporting unit.

Indefinite-Lived Intangible Asset Impairment Assessment - Staropramen (Europe)

As described in Notes 1 and 10 to the consolidated financial statements, the Company’s indefinite-lived intangible asset brands balance as of December 31, 2020 is $8,216 million, inclusive of the Staropramen brand name in Europe. The carrying value of the indefinite-lived intangible asset is evaluated for impairment at least annually or when an interim triggering event occurs that would indicate that impairment may have taken place. The Company’s annual impairment test is performed as of the first day of the fiscal fourth quarter. As disclosed by management, an excess earnings approach is used to determine the fair value of the indefinite-lived intangible asset. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of management’s indefinite-lived intangible may include items such as (i) a decrease in expected future cash flows, specifically, a decrease in sales volume and increase in costs that could significantly impact management’s immediate and long-range results, (ii) prolonged weakening of economic conditions, or (iii) significant unfavorable changes in tax rates, environmental or other regulations, including interpretations thereof, terminal growth rates, and / or weighted average cost of capital utilized in the discounted cash flow analyses.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible asset impairment assessment for Staropramen in Europe is a critical audit matter are (i) the significant judgment by management when determining the fair value measurement; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate, revenue growth rates and terminal growth rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessment, including controls over the valuation of Staropramen in Europe. These procedures also included, among others (i) testing management’s process for determining the fair value estimate; (ii) evaluating the appropriateness of the excess earnings approach; (iii) testing the completeness and accuracy of underlying data used in the approach; and (iv) evaluating the significant assumptions used by management related to the discount rate, revenue growth rates and terminal growth rate. Evaluating the assumptions related to revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the brand; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the Company’s excess earnings approach and (ii) the discount rate and terminal growth rate assumptions.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
February 11, 2021

We have served as the Company’s auditor since 1974.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Years Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Sales	$11,723.8	$13,009.1	$13,338.0
Excise taxes	(2,069.8)	(2,429.7)	(2,568.4)
Net sales	9,654.0	10,579.4	10,769.6
Cost of goods sold	(5,885.7)	(6,378.2)	(6,584.8)
Gross profit	3,768.3	4,201.2	4,184.8
Marketing, general and administrative expenses	(2,437.0)	(2,728.0)	(2,802.7)
Special items, net	(1,740.2)	(708.8)	249.7
Operating income (loss)	(408.9)	764.4	1,631.8
Other income (expense), net
Interest expense	(274.6)	(280.9)	(306.2)
Interest income	3.3	8.2	8.0
Other pension and postretirement benefits (costs), net	30.3	2.9	38.2
Other income (expense), net	6.0	(14.7)	(12.0)
Total other income (expense), net	(235.0)	(284.5)	(272.0)
Income (loss) before income taxes	(643.9)	479.9	1,359.8
Income tax benefit (expense)	(301.8)	(233.7)	(225.2)
Net income (loss)	(945.7)	246.2	1,134.6
Net (income) loss attributable to noncontrolling interests	(3.3)	(4.5)	(18.1)
Net income (loss) attributable to Molson Coors Beverage Company	$(949.0)	$241.7	$1,116.5

Net income (loss) attributable to Molson Coors Beverage Company per share:
Basic	$(4.38)	$1.12	$5.17
Diluted	$(4.38)	$1.11	$5.15

Weighted-average shares outstanding:
Basic	216.8	216.6	216.0
Dilutive effect of share-based awards	—	0.3	0.6
Diluted	216.8	216.9	216.6

Anti-dilutive securities excluded from computation of diluted EPS	2.7	1.3	0.8
See notes to consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)

	For the Years Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Net income (loss) including noncontrolling interests	$(945.7)	$246.2	$1,134.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	113.6	177.6	(359.0)
Reclassification of cumulative translation adjustment to income	—	—	6.0
Unrealized gain (loss) on derivative instruments	(85.7)	(84.2)	10.9
Reclassification of derivative (gain) loss to income	(0.4)	0.5	2.5
Pension and other postretirement benefit adjustments	(39.9)	(39.8)	43.5
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income and settlement	(5.2)	19.7	4.9
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	14.2	(10.6)	(0.8)
Total other comprehensive income (loss), net of tax	(3.4)	63.2	(292.0)
Comprehensive income (loss)	(949.1)	309.4	842.6
Comprehensive (income) loss attributable to noncontrolling interests	(5.5)	(5.1)	(16.1)
Comprehensive income (loss) attributable to Molson Coors Beverage Company	$(954.6)	$304.3	$826.5
See notes to consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUE)

	As of
	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$770.1	$523.4
Accounts and other receivables:
Trade, less allowance for doubtful accounts of $18.1 and $12.1, respectively	549.6	705.9
Affiliate receivables	8.4	8.9
Other receivables, less allowance for doubtful accounts of $2.4 and $0.1, respectively	129.1	105.5
Inventories, less allowance for obsolete inventories of $22.0 and $10.8, respectively	664.3	615.9
Other current assets, net	297.3	224.8
Total current assets	2,418.8	2,184.4
Properties, less accumulated depreciation of $3,416.4 and $3,004.6, respectively	4,250.3	4,546.5
Goodwill	6,151.0	7,631.4
Other intangibles, less accumulated amortization of $1,206.5 and $995.1, respectively	13,556.1	13,656.0
Other assets	954.9	841.5
Total assets	$27,331.1	$28,859.8
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities (includes affiliate payables of $0.5 and $0.0, respectively)	$2,889.5	$2,767.3
Current portion of long-term debt and short-term borrowings	1,020.1	928.2
Total current liabilities	3,909.6	3,695.5
Long-term debt	7,208.2	8,109.5
Pension and postretirement benefits	763.2	716.6
Deferred tax liabilities	2,381.6	2,258.6
Other liabilities	447.2	406.5
Total liabilities	14,709.8	15,186.7
Commitments and contingencies (Note 18)
Molson Coors Beverage Company stockholders' equity
Capital stock:
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value (authorized: 500.0 shares; issued: 209.8 shares and 205.7 shares, respectively)	2.1	2.1
Class A exchangeable shares, no par value (issued and outstanding: 2.7 shares and 2.7 shares, respectively)	102.3	102.5
Class B exchangeable shares, no par value (issued and outstanding: 11.1 shares and 14.8 shares, respectively)	417.8	557.8
Paid-in capital	6,937.8	6,773.6
Retained earnings	6,544.2	7,617.0
Accumulated other comprehensive income (loss)	(1,167.8)	(1,162.2)
Class B common stock held in treasury at cost (9.5 shares and 9.5 shares, respectively)	(471.4)	(471.4)
Total Molson Coors Beverage Company stockholders' equity	12,365.0	13,419.4
Noncontrolling interests	256.3	253.7
Total equity	12,621.3	13,673.1
Total liabilities and equity	$27,331.1	$28,859.8
See notes to consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	For the Years Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$(945.7)	$246.2	$1,134.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	922.0	859.0	857.5
Amortization of debt issuance costs and discounts	8.1	13.6	12.7
Share-based compensation	24.2	8.5	42.6
(Gain) loss on sale or impairment of properties and other assets, net	1,553.5	614.7	(8.1)
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	(111.4)	18.9	193.1
Income tax (benefit) expense	301.8	233.7	225.2
Income tax (paid) received	(127.0)	(57.0)	32.3
Interest expense, excluding interest amortization	266.0	272.4	304.2
Interest paid	(271.9)	(285.0)	(308.7)
Change in current assets and liabilities (net of impact of business combinations) and other:
Receivables	160.8	38.5	(38.4)
Inventories	(46.2)	(17.7)	(10.6)
Payables and other current liabilities	(50.1)	(53.0)	27.6
Other assets and other liabilities	11.6	4.5	(132.7)
Net cash provided by operating activities	1,695.7	1,897.3	2,331.3
Cash flows from investing activities:
Additions to properties	(574.8)	(593.8)	(651.7)
Proceeds from sales of properties and other assets	158.8	115.9	32.5
Other	2.4	44.6	(49.9)
Net cash used in investing activities	(413.6)	(433.3)	(669.1)
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	4.1	1.6	16.0
Dividends paid	(125.3)	(424.4)	(354.2)
Payments on debt and borrowings	(918.9)	(1,586.2)	(319.8)
Proceeds on debt and borrowings	1.5	3.0	—
Net proceeds from (payments on) revolving credit facilities and commercial paper	—	(4.7)	(374.3)
Other	(31.8)	3.7	23.4
Net cash provided by (used in) financing activities	(1,070.4)	(2,007.0)	(1,008.9)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	211.7	(543.0)	653.3
Effect of foreign exchange rate changes on cash and cash equivalents	35.0	8.5	(14.0)
Balance at beginning of year	523.4	1,057.9	418.6
Balance at end of year	$770.1	$523.4	$1,057.9
See notes to consolidated financial statements. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for supplementary cash flow data.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)

		MCBC Stockholders' Equity
		Common stock		Exchangeable				Accumulated other	Common Stock held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
Balance as of December 31, 2017	$13,187.3	$—	$2.0	$107.7	$553.2	$6,688.5	$6,958.4	$(860.0)	$(471.4)	$208.9
Exchange of shares	—	—	—	(4.5)	4.4	0.1	—	—	—	—
Shares issued under equity compensation plan	2.8	—	—	—	—	2.8	—	—	—	—
Amortization of share-based compensation	42.2	—	—	—	—	42.2	—	—	—	—
Formation of consolidated joint venture	44.3	—	—	—	—	39.4	—	—	—	4.9
Purchase of noncontrolling interest	(0.2)	—	—	—	—	0.1	—	—	—	(0.3)
Net income (loss) including noncontrolling interests	1,134.6	—	—	—	—	—	1,116.5	—	—	18.1
Other comprehensive income (loss), net of tax	(292.0)	—	—	—	—	—	—	(290.0)	—	(2.0)
Adoption of revenue recognition accounting standard	(27.8)	—	—	—	—	—	(27.8)	—	—	—
Contributions from noncontrolling interests	21.6	—	—	—	—	—	—	—	—	21.6
Distributions and dividends to noncontrolling interests	(22.8)	—	—	—	—	—	—	—	—	(22.8)
Dividends declared and paid - $1.64 per share	(354.2)	—	—	—	—	—	(354.2)	—	—	—
Balance as of December 31, 2018	$13,735.8	$—	$2.0	$103.2	$557.6	$6,773.1	$7,692.9	$(1,150.0)	$(471.4)	$228.4
Exchange of shares	—	—	—	(0.7)	0.2	0.5	—	—	—	—
Shares issued under equity compensation plan	(8.3)	—	0.1	—	—	(8.4)	—	—	—	—
Amortization of share-based compensation	8.3	—	—	—	—	8.3	—	—	—	—
Acquisition of business and purchase of noncontrolling interest	0.6	—	—	—	—	0.1	—	—	—	0.5
Deconsolidation of VIE	(1.7)	—	—	—	—	—	—	—	—	(1.7)
Net income (loss) including noncontrolling interests	246.2	—	—	—	—	—	241.7	—	—	4.5

		MCBC Stockholders' Equity
		Common stock		Exchangeable				Accumulated other	Common Stock held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
Other comprehensive income (loss), net of tax	63.2	—	—	—	—	—	—	62.6	—	0.6
Adoption of lease accounting standard (Note 2)	32.0	—	—	—	—	—	32.0	—	—	—
Reclassification of stranded tax effects (Note 2)	—	—	—	—	—	—	74.8	(74.8)	—	—
Contributions from noncontrolling interests	34.1	—	—	—	—	—	—	—	—	34.1
Distributions and dividends to noncontrolling interests	(12.7)	—	—	—	—	—	—	—	—	(12.7)
Dividends declared and paid - $1.96 per share	(424.4)	—	—	—	—	—	(424.4)	—	—	—
Balance as of December 31, 2019	$13,673.1	$—	$2.1	$102.5	$557.8	$6,773.6	$7,617.0	$(1,162.2)	$(471.4)	$253.7
Exchange of shares	—	—	—	(0.2)	(140.0)	140.2	—	—	—	—
Shares issued under equity compensation plan	(0.5)	—	—	—	—	(0.5)	—	—	—	—
Amortization of share-based compensation	24.2	—	—	—	—	24.2	—	—	—	—
Purchase of noncontrolling interest	(0.2)	—	—	—	—	0.3	—	—	—	(0.5)
Net income (loss) including noncontrolling interests	(945.7)	—	—	—	—	—	(949.0)	—	—	3.3
Other comprehensive income (loss), net of tax	(3.4)	—	—	—	—	—	—	(5.6)	—	2.2
Contributions from noncontrolling interests	16.3	—	—	—	—	—	—	—	—	16.3
Distributions and dividends to noncontrolling interests	(18.7)	—	—	—	—	—	—	—	—	(18.7)
Dividends declared - $0.57 per share	(123.8)	—	—	—	—	—	(123.8)	—	—	—
Balance as of December 31, 2020	$12,621.3	$—	$2.1	$102.3	$417.8	$6,937.8	$6,544.2	$(1,167.8)	$(471.4)	$256.3
See notes to consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Molson Coors Beverage Company ("MCBC," "Molson Coors" or the "Company") (formerly known as Molson Coors Brewing Company), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments. On January 1, 2020, we changed our management structure from a corporate center and four segments to two segments - North America and Europe. The previous International segment was reconstituted with the Africa and Asia Pacific businesses reporting into the Europe segment and the remaining International business reporting into the North America segment. Accordingly, effective January 1, 2020, our reporting segments include: North America (North America segment), operating in the U.S., Canada and various countries in Latin and South America; and Europe (Europe segment), operating in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the U.K., various other European countries, and certain countries within Africa and Asia Pacific. We have recast the historical presentation of segment information as a result of these reporting segment changes accordingly.
Unless otherwise indicated, comparisons are to comparable prior periods, and 2020, 2019 and 2018 refers to the 12 months ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.
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
Coronavirus Global Pandemic
We are actively monitoring the impact of the coronavirus pandemic, which had a material adverse effect on our operations, liquidity, financial condition and results of operations during 2020 due to on-premise closures worldwide. The effects of the pandemic remain highly uncertain especially around the severity and duration of the outbreak and actions by government authorities to contain the pandemic or address its impact, among other things.
During 2020, we recorded charges of $15.5 million within cost of goods sold related to temporary "thank you" pay for certain essential North America brewery employees. Additionally, in order to support and demonstrate our commitment to the continued viability of the many bars and restaurants which have been negatively impacted by the coronavirus pandemic, during the first quarter of 2020, we initiated temporary keg relief programs in many of our markets. As part of these voluntary programs, we committed to provide customers with reimbursements for untapped kegs that met certain established return requirements. As a result, during 2020, we recognized a reduction to net sales of $30.3 million reflecting sales returns and reimbursements through these keg relief programs, substantially all of which was recognized in the first quarter other than immaterial adjustments for changes in estimates recognized during the remainder of 2020. Further, during 2020, we recognized charges of $12.1 million, substantially all of which was recognized in the first quarter other than immaterial adjustments for changes in estimates recognized during the remainder of 2020, within cost of goods sold related to obsolete finished goods keg inventories that were not expected to be sold within our freshness specifications, as well as the costs to facilitate the above mentioned keg returns. As of December 31, 2020 and December 31, 2019, our aggregate allowance for obsolete inventories was approximately $22 million and $11 million, respectively. The actual duration of the coronavirus pandemic, including the length of government-mandated closures or ceased sit-down service limitations at bars and restaurants coupled with the subsequent economic recovery period relative to the assumptions utilized to derive these estimates, could result in further charges due to incremental finished goods keg inventory becoming obsolete in future periods.
Additionally, we continue to monitor the impacts of the coronavirus pandemic on our customers’ liquidity and capital resources and therefore our ability to collect, or the timeliness of collection of our accounts receivable. While these receivables are not concentrated in any specific customer and our allowance on these receivables factors in expected credit loss, continued disruption and declines in the global economy could result in difficulties in our ability to collect and require increases to our allowance for doubtful accounts. As of December 31, 2020 and December 31, 2019, our allowance for trade receivables was approximately $18 million and $12 million, respectively, and allowance activity was immaterial during the year ended December 31, 2020.
Further, in response to the coronavirus pandemic, various governmental authorities globally have announced relief programs which among other items, provide temporary deferrals of income and non-income based tax payments, which have positively impacted our operating cash flows in the year ended December 31, 2020. These temporary deferrals of approximately $130 million as of December 31, 2020, are included within accounts payable and other current liabilities and other liabilities on the consolidated balance sheets.
Finally, we continue to protect and support our liquidity position in response to the global economic uncertainty created by the coronavirus pandemic. In May 2020, our board of directors suspended our regular quarterly dividends on our Class A and Class B common and exchangeable shares.
For considerations of the effects of the coronavirus pandemic and impairment charges taken related to our goodwill and indefinite-lived intangible assets, see Note 10, "Goodwill and Intangible Assets."
Revitalization Plan
On October 28, 2019, we initiated a revitalization plan designed to allow us to invest across our portfolio to drive long-term, sustainable success. As part of our revitalization plan, we made the determination to establish Chicago, Illinois as our North American operational headquarters, close our office in Denver, Colorado and consolidate certain administrative functions into our other existing office locations. In connection with these consolidation activities, effective January 1, 2020, we changed our management structure to two segments - North America and Europe. We began to incur charges related to these restructuring activities during the fourth quarter of 2019 and have been, and will continue to, further recognize charges through fiscal 2021.
We also changed our name from Molson Coors Brewing Company to Molson Coors Beverage Company in January 2020 in order to better reflect our strategic intent to expand beyond beer and into other growth adjacencies in the beverage industry. See Note 3, "Segment Reporting," Note 7, "Special Items" and Note 10, "Goodwill and Intangible Assets" for further discussion of the impacts of this plan.
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
Revenue Recognition
Our net sales represent the sale of beer, malt beverages and other adjacencies, net of excise tax. Sales are stated net of incentives, discounts and returns. Sales of products are for cash or otherwise agreed upon credit terms. Our payment terms vary by location and customer, however, the time period between when revenue is recognized and when payment is due is not significant. Our revenue generating activities have a single performance obligation and are recognized at the point in time when control transfers and our obligation has been fulfilled, which is when the related goods are shipped or delivered to the customer, depending upon the method of distribution and shipping terms. Where our products are sold under consignment arrangements, revenue is not recognized until control has transferred, which is when the product is sold to the end customer. Revenue is measured as the amount of consideration we expect to receive in exchange for the sale of our product. The cost of various programs, such as price promotions, rebates and coupons, are treated as a reduction of sales. In certain of our markets, we make cash payments to customers such as slotting or listing fees, or payments for other marketing or promotional activities. These cash payments are recorded as a reduction of revenue unless we receive a distinct good or service. Specifically, a good or service is considered distinct when it is separately identifiable from other promises in the contract, we receive a benefit from the good or service, and the benefit is separable from the sale of our product to the customer.
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
Disaggregation of Revenue
We have evaluated our primary revenue generating activities under the disaggregation disclosure criteria outlined within the guidance and concluded that disclosure at the geographical segment level depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. We have also evaluated our other revenue generating activities and concluded that these activities are immaterial for separate disclosure. See Note 3, "Segment Reporting," for disclosure of revenues by geographic segment.
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
During the years ended December 31, 2020 and December 31, 2019, adjustments to revenue from performance obligations satisfied in the prior period due to changes in estimates in variable consideration were immaterial.

Significant Financing Component and Costs to Obtain Contracts
In certain of our businesses where such practices are legally permitted, we make loans or advanced payments to retail outlets that sell our brands. For arrangements that do not span greater than one year, we apply the practical expedient available under ASC 606 and do not adjust the transaction price for the effects of a potential significant financing component. We further analyze arrangements that span greater than one year on an ongoing basis to determine whether a significant financing component exists. No such arrangements existed during the years ended December 31, 2020 or December 31, 2019.
Advance payments to customers, where legally permitted, are deferred and amortized as a reduction to revenue over the expected period of benefit and tested for recoverability as appropriate. All other costs to obtain and fulfill contracts are expensed as incurred based on the nature, significance and expected benefit of these costs relative to the contract.
Contract Assets and Liabilities
We continually evaluate whether our revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets or liabilities existed as of December 31, 2020 or December 31, 2019. Separately, trade accounts receivable, including affiliate receivables, approximates receivables from contracts with customers.
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
Marketing, General and Administrative Expenses
Our marketing, general and administrative expenses include media advertising (television, radio, digital, print), tactical advertising (signs, banners, point-of-sale materials) and promotion costs on both local and national levels within our operating segments. The creative portion of our advertising activities is expensed as incurred. Production costs of advertising and promotional materials are expensed when the advertising is first run. Marketing, general and administrative expenses also include integration costs of $25.0 million and $38.8 million for 2019 and 2018, respectively. There were no integration costs recorded in 2020 as the activity related to the acquisition of the remaining portion of MillerCoors LLC ("MillerCoors"), which occurred on October 11, 2016 (the "Acquisition"), was completed by the end of 2019.
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
Other Income (Expense)
Our other income (expense) classification primarily includes gains and losses associated with activities not directly related to our operations. For instance, aggregate unrealized and realized foreign exchange gains and losses resulting from the remeasurement and settlement of foreign-denominated monetary assets and liabilities, as well as certain gains or losses on sales of non-operating assets and the mark-to-market activity associated with warrants are classified in this line item. These gains and losses are reported in the operating segment in which they occur; however, foreign exchange gains and losses on intercompany balances related to financing and other treasury-related activities remain unallocated. The initial recording of foreign-denominated transactions are classified based on the nature of the transaction, with the unrealized or realized foreign exchange gains or losses resulting from the subsequent remeasurement of the monetary asset or liability, and its ultimate settlement, classified in other income (expense).
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
When working capital funds are available after satisfying all other business obligations, we may distribute cash from a foreign subsidiary to its U.S. parent and record the tax impacts associated with these transactions. However, to the extent current earnings are not otherwise distributed or planned to be distributed, in the current year, they are considered permanently reinvested in our foreign operations. We currently would not expect the aggregate of these permanently reinvested earnings, which are largely in deficit positions for U.S. tax purposes, to result in any material U.S. taxes, if distributed.
The tax benefit from an uncertain tax position is recognized only if it is determined that the tax position will more likely be sustained based on its technical merits. We measure and record the tax benefits from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest, penalties and offsetting positions related to unrecognized tax benefits are recognized as a component of income tax expense. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Other Comprehensive Income (Loss)
OCI represents income and losses for the reporting period, including the related tax impacts, which are excluded from net income (loss) and recognized directly within AOCI as a component of equity. OCI also includes amounts reclassified to income during the reporting period that were previously recognized within AOCI. Amounts remaining within AOCI are expected to be reclassified out of AOCI in the future, at which point they will be recognized within the consolidated statement of operations as a component of net income (loss). We recognize OCI related to the translation of assets and liabilities of our foreign subsidiaries which are denominated in currencies other than USD, unrealized gains and losses on the effective portion of our derivatives designated in cash flow hedging relationships and derivative and non-derivative instruments designated in net investment hedging relationships, actuarial gains and losses and prior service costs related to our pension and other post-retirement benefit plans, as well as our proportionate share of our equity method investments' OCI. Additionally, when we do not have the expectation or intent to cash settle certain of our intercompany note receivable and note payable positions in the foreseeable future, the remeasurement of these instruments is recorded as a component of foreign currency translation adjustments within OCI. We release stranded tax effects from AOCI using either a specific identification approach or portfolio approach based on the nature of the underlying item.
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
Non-cash activity includes non-cash issuances of share-based awards, as well as non-cash investing activities related to movements in our guarantee of indebtedness of certain equity method investments. We also had other non-cash activities primarily related to capital expenditures incurred but not yet paid of $171.9 million, $214.9 million and $221.0 million during 2020, 2019 and 2018, respectively. Additionally, the initial recognition of the warrants discussed in Note 16, “Derivative Instruments and Hedging Activities” represents a non-cash financing activity in 2018.
Other than the activity mentioned above and the supplemental non-cash activity related to the recognition of leases discussed in Note 19, "Leases," there was no other significant non-cash activity in 2020, 2019 and 2018. See Note 4, "Investments," Note 13, "Share-Based Payments," Note 16, “Derivative Instruments and Hedging Activities” and Note 19, "Leases" for further discussion.
Accounts Receivable and Notes Receivable
We record accounts and notes receivable at net realizable value. This carrying value includes an appropriate allowance for estimated uncollectible amounts to reflect any loss anticipated on the accounts and notes receivable balances. We calculate this allowance based on our country-specific history of write-offs, level of past-due accounts based on the contractual terms of the receivables and our relationships with and the economic status of our customers, which may be impacted by current macroeconomic and regulatory factors specific to the country of origin. This methodology takes into consideration historical loss experience and current and forecasted changes in cash flows based on internal and external information.
In the U.K., loans are extended to a portion of the retail outlets that sell our brands. We establish an allowance through a provision for loan losses charged against earnings and recorded in marketing, general and administrative expenses. Loan balances that are written off are recorded against the allowance as a write-off. Activity within the allowance for credit losses was immaterial for fiscal years 2020, 2019 and 2018.

Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out ("FIFO") method. We regularly assess the shelf-life of our inventories and reserve for those inventories when it becomes apparent the product will not be sold within our freshness specifications.
Other current assets
Other current assets include prepaid assets, maintenance and operating supplies, promotion materials and derivative assets that are expected to be recognized or realized within the next 12 months. Maintenance and operating supplies include our inventories of spare parts, which are kept on hand for repairs and maintenance of machinery and equipment. The majority of spare parts within our business include motors, fillers and other components that are required to maintain a normal level of production in the event that expected maintenance and/or repairs are required. These parts are inventoried within current assets as they are reasonably expected to be used during the normal operating cycle of the business and are reserved for excess and obsolescence, as appropriate. The allowance for obsolete supplies was $16.4 million and $11.4 million as of December 31, 2020, and December 31, 2019, respectively.
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
The costs of acquiring or developing internal-use computer software, including directly-related payroll costs for internal resources, are capitalized and classified within properties. Software maintenance and training costs are expensed in the period incurred. Implementation costs incurred in hosting arrangements that are service contracts are capitalized within other assets and are immaterial. See Note 2, "New Accounting Pronouncements" for further discussion of the changes to the accounting for implementation costs incurred in a hosting arrangement that became effective January 1, 2020.
Properties held under finance lease are depreciated using the straight-line method over the estimated useful life or the lease term, whichever is shorter, and the related depreciation is included in depreciation expense. Finance lease assets for which ownership is transferred at the end of the lease, or there is a purchase option that we are reasonably certain to exercise, are amortized over the useful life that would be assigned if the asset were owned.
Goodwill and Other Intangible Assets
Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. Effective January 1, 2020, we have two reporting units, North America and Europe. See further discussion in Note 10, "Goodwill and Intangibles."
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
There are no related parties that own interests in our equity method investments as of December 31, 2020.
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
Leases
We account for leases in accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases, which we adopted on January 1, 2019, electing not to adjust comparative periods presented and applying a modified retrospective transition approach as of the effective date of adoption.
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
2. New Accounting Pronouncements
Adoption of New Accounting Pronouncements and Securities and Exchange Commission Rules
In June 2016, the FASB issued guidance that changes the impairment model used to measure credit losses for most financial instruments. The new guidance replaces the existing incurred credit loss model, and requires the application of a forward-looking expected credit loss model, which will generally result in earlier recognition of allowances for credit losses for financial instruments that are in scope of the new guidance, including trade receivables. We adopted this guidance in the first quarter of 2020, which did not have a material impact on our financial statements.
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
In March 2020, the SEC finalized its proposed updates to Rule 3-10 of Regulation S-X, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant's Securities (the

"Rule"). The Rule simplifies the disclosure requirements for issuers and guarantors of securities that are registered or being registered under the Securities Act of 1933. The Rule also eliminates the requirement to disclose condensed consolidating financial information within the financial statements for qualifying entities and permits abbreviated disclosures of the guarantor/issuer relationship within Part II, Item 7, Management's Discussion and Analysis. The Rule is effective on January 4, 2021 and voluntary compliance prior to the effective date is permitted. We adopted the Rule effective January 1, 2020 and, as such, no longer include condensed consolidating information within Part II, Item 8, Financial Statements.
New Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued authoritative guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and are effective for all entities upon issuance, March 12, 2020 through December 31, 2022, which is a full year after the current expected discontinuation date of LIBOR. We are currently evaluating the potential impact of this guidance on our financial statements.
In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes. This guidance eliminates certain exceptions to the general approach to the income tax accounting model, and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods beginning after December 15, 2020, including interim periods within those annual periods. We plan to adopt this guidance in the first quarter of 2021 and do not expect it will have a material impact on our financial statements.
Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our consolidated financial statements.
3. Segment Reporting
Our reporting segments are based on the key geographic regions in which we operate, and previously included the U.S., Canada, Europe and International segments. As part of our revitalization plan announced in the fourth quarter of 2019, we made the determination to establish Chicago, Illinois as our North American operational headquarters, closed our office in Denver, Colorado and consolidated certain administrative functions into our other existing office locations. In connection with these consolidation activities, effective January 1, 2020, we changed our management structure from a corporate center and four segments to two segments - North America and Europe. The North America segment consolidated the United States, Canada and corporate center, with a centralized North American leadership team, integrated North American supply chain network and centralized marketing and support functions, enabling us to move more quickly with an integrated portfolio strategy. The Europe segment allows for standalone operations, developed and supported by a European-based team, including local leadership, commercial, supply chain and support functions. The previous International segment was reconstituted to more effectively grow our global brands with the Africa and Asia Pacific businesses reporting into the Europe segment and the remaining International business reporting into the North America segment. As a result of these structural changes, the review of discrete financial information by our chief operating decision maker, our President and Chief Executive Officer, is now performed only at the consolidated North America and Europe geographic segment level, which is the basis on which our chief operating decision maker evaluates the performance of the business and allocates resources accordingly.
Historical results have been recast to retrospectively reflect these changes in segment reporting.
Reporting Segments
North America
The North America segment consists of our production, marketing and sales of our brands and other owned and licensed brands in the U.S., Canada and various countries in Latin and South America. In the U.S., we have an agreement to brew, package and ship products for Pabst Brewing Company, LLC, and in Canada, we contract brew and package certain Labatt brands for the U.S. market. We also have an agreement with Heineken N.V. ("Heineken") that grants us the right to import, market, distribute and sell certain Heineken products in Canada.
The North America segment also includes BRI, our joint venture arrangement related to the distribution and retail sale of beer in Ontario, and BDL, our joint venture arrangement related to the distribution of beer in the western provinces. In the third quarter of 2020, we formed The Yuengling Company LLC ("TYC"), a joint venture owned equally by MCBC and DGY West Holdings, LP ("DGY West") that, pursuant to an operating agreement, formed to expand commercialization of Yuengling's brands with operation currently expected to commence in the second half of 2021. BRI, BDL and TYC are all accounted for as equity method investments.

Europe
The Europe segment consists of our production, marketing and sales of our brands as well as a number of smaller regional brands in the U.K., Central Europe and various other European countries, along with certain countries within Africa and Asia Pacific. Our European business also has licensing agreements and distribution agreements with various other brewers.
Unallocated
We also have certain activity that is not allocated to our segments, which has been reflected as “Unallocated” below. Specifically, "Unallocated" activity primarily includes financing-related costs such as interest expense and income, foreign exchange gains and losses on intercompany balances related to financing and other treasury-related activities, and the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides. Additionally, only the service cost component of net periodic pension and OPEB cost is reported within each operating segment, and all other components remain unallocated.
Summarized Financial Information
No single customer accounted for more than 10% of our consolidated sales in 2020, 2019 or 2018. Consolidated net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting net sales revenues and income (loss) before income taxes eliminate upon consolidation and are primarily related to North America segment sales to, and royalties received from, the Europe segment.
The following tables represent consolidated net sales, interest expense, interest income and reconciliations of amounts shown as income (loss) before income taxes to income (loss) attributable to MCBC. Income (loss) before income taxes includes the impact of special items; refer to Note 7, "Special Items" for further discussion. Additionally, integration costs of $25.0 million and $38.8 million for 2019 and 2018, respectively, were recorded within marketing, general and administrative expenses, primarily within our North America segment. No integration costs were recorded in the year ended December 31, 2020.

	Year ended December 31, 2020
	North America	Europe(1)	Unallocated(2)	Inter-segment net sales eliminations	Consolidated(3)
	(In millions)
Net sales	$8,237.0	$1,431.9	$—	$(14.9)	$9,654.0
Interest expense	(2.6)	(5.7)	(266.3)	—	(274.6)
Interest income	0.2	0.3	2.8	—	3.3
Income (loss) before income taxes	$1,080.5	$(1,603.7)	$(120.7)	$—	$(643.9)
Income tax benefit (expense)					(301.8)
Net income (loss)					(945.7)
Net (income) loss attributable to noncontrolling interests					(3.3)
Net income (loss) attributable to MCBC					$(949.0)
(1)During the fourth quarter of 2020, we recorded a goodwill impairment loss related to the Europe reporting unit of $1,484.3 million, which was recorded as a special item. See Note 10, "Goodwill and Intangible Assets" for further discussion.
(2)Includes unrealized mark-to-market changes on our commodity hedge positions. We recorded unrealized gains of $107.6 million for the year ended December 31, 2020.
(3)During 2020, the coronavirus pandemic had a material adverse effect on our operations, liquidity, financial condition and results of operations during 2020 due to on-premise closures worldwide. In 2020, we experienced a reduction in volume as a result of the on-premise closures worldwide and due to the keg relief program, experienced a reduction in net sales and an increase in our inventory allowance for obsolete inventory.

	Year ended December 31, 2019
	North America(1)	Europe	Unallocated(2)	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$8,618.2	$1,986.4	$—	$(25.2)	$10,579.4
Interest expense	2.8	(6.2)	(277.5)	—	(280.9)
Interest income	—	0.5	7.7	—	8.2
Income (loss) before income taxes	$645.0	$102.4	$(267.5)	$—	$479.9
Income tax benefit (expense)					(233.7)
Net income (loss)					246.2
Net (income) loss attributable to noncontrolling interests					(4.5)
Net income (loss) attributable to MCBC					$241.7
(1)During the third quarter of 2019, we recorded a goodwill impairment loss to our North America reporting unit of $668.3 million, which was recorded as a special item. See Note 10, "Goodwill and Intangible Assets" for further discussion. During the second quarter of 2019, we completed the sale of our existing Montreal brewery for $96.2 million, resulting in a $61.3 million gain.
(2)Includes unrealized mark-to-market valuation on our commodity hedge positions. We recorded unrealized losses of $0.8 million for the year ended December 31, 2019.

	Year ended December 31, 2018
	North America(1)	Europe	Unallocated(2)	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$8,724.4	$2,070.4	$—	$(25.2)	$10,769.6
Interest expense	8.8	(5.6)	(309.4)	—	(306.2)
Interest income	—	0.5	7.5	—	8.0
Income (loss) before income taxes	$1,661.9	$128.6	$(430.7)	$—	$1,359.8
Income tax benefit (expense)					(225.2)
Net income (loss)					1,134.6
Net (income) loss attributable to noncontrolling interests					(18.1)
Net income (loss) attributable to MCBC					$1,116.5
(1)During the first quarter of 2018, we recorded a gain of $328.0 million related to the Adjustment Amount as defined and further discussed in Note 7, "Special Items."
(2)Includes unrealized mark-to-market valuation on our commodity hedge positions. We recorded unrealized losses of $166.2 million for the year ended December 31, 2018.
The following table presents total assets and select cash flow information by segment:

	Assets		Depreciation and amortization			Capital expenditures
	As of December 31,		For the years ended December 31,			For the years ended December 31,
	2020	2019	2020	2019	2018	2020	2019	2018
	(In millions)
North America	$23,375.6	$23,360.2	$743.0	$676.9	$667.6	$461.4	$450.7	$499.7
Europe	3,955.5	5,499.6	179.0	182.1	189.9	113.4	143.1	152.0
Consolidated	$27,331.1	$28,859.8	$922.0	$859.0	$857.5	$574.8	$593.8	$651.7

The following table presents net sales by geography, based on the location of the customer:

	For the years ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In millions)
Net sales to unaffiliated customers:
United States and its territories	$7,016.1	$7,244.9	$7,272.1
Canada	1,111.6	1,231.3	1,298.2
United Kingdom	663.7	1,119.1	1,184.6
Other foreign countries(1)	862.6	984.1	1,014.7
Consolidated net sales	$9,654.0	$10,579.4	$10,769.6
(1)Reflects net sales from the individual countries within certain countries in Europe, Latin America, South America, Africa and Asia. No individual country has total net sales exceeding 10% of the total consolidated net sales.
The following table presents net properties by geographic location:

	As of
	December 31, 2020	December 31, 2019
	(In millions)
Net properties:
United States and its territories	$2,393.7	$2,760.2
Canada	941.9	831.9
United Kingdom	384.2	406.5
Other foreign countries(1)	530.5	547.9
Consolidated net properties	$4,250.3	$4,546.5
(1)Reflects net sales from the individual countries within certain countries in Europe, Latin America, South America, Africa and Asia. No individual country has total net properties exceeding 10% of the total consolidated net properties.
4. Investments
Our investments include both equity method and consolidated investments. Those entities identified as VIEs have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, we have consolidated these entities. None of our consolidated VIEs held debt as of December 31, 2020 or December 31, 2019. We have not provided any financial support to any of our VIEs during 2020 that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable. See below under "Affiliate Transactions" for further details.
In the third quarter of 2020, we formed The Yuengling Company LLC ("TYC") , a joint venture equally owned by MCBC and DGY West that, pursuant to an operating agreement, formed to expand commercialization of Yuengling's brands with operation currently expected to commence in the second half of 2021. TYC will oversee any new market expansion outside Yuengling's current 22-state footprint and New England. We have concluded that TYC is a VIE for which we are not the primary beneficiary and will therefore apply the equity method of accounting. We have an obligation to proportionately fund TYC's operations. Initial funding of TYC is expected to begin in the first quarter of 2021 and is expected to be immaterial. Transactions between MCBC and TYC are expected to include billings for product under a supply agreement and fees under a services agreement and will be considered affiliate transactions.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. Our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K."), Rocky Mountain Metal Container (“RMMC”), Rocky Mountain Bottle Company (“RMBC”) and Truss, as well as other immaterial entities. Our unconsolidated VIEs are BRI and BDL, as well as other immaterial investments.

Both BRI and BDL have outstanding third-party debt which is guaranteed by their respective shareholders. As a result, we have a guarantee liability of $38.2 million and $37.7 million recorded as of December 31, 2020 and December 31, 2019, respectively, which is presented within accounts payable and other current liabilities on the consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The carrying value of the guarantee liability equals fair value, which considers an adjustment for our own non-performance risk and is considered a Level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our respective equity method investment within the consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.
Equity Method Investments
Brewers' Retail Inc.
BRI is a beer distribution and retail network for the Ontario region of Canada, with majority of the ownership residing with Molson Coors Canada ("MCC"), Labatt Breweries of Canada LP (a subsidiary of ABI) and Sleeman Breweries Ltd. (a subsidiary of Sapporo International). BRI charges its owners administrative fees that are designed so the entity operates on a cash neutral basis. This administrative fee is based on costs incurred, net of other revenues earned, and is allocated in accordance with the operating agreement to its owners based on volume of products. Contractual provisions cause participation in governance and other interests to fluctuate based on this calculated market share requiring frequent primary beneficiary evaluations. However, based on the existing structure, control is shared, and remains shared through such changes, and therefore we do not anticipate becoming the primary beneficiary in the foreseeable future. We consider BRI an affiliate. See "Affiliate Transactions" section below summarizing our transactions and balances with affiliates, including BRI.
We have an obligation to proportionately fund BRI's operations. As a result of this obligation, we continue to record our proportional share of BRI's net income or loss and OCI activity, including when we have a negative equity method balance. As of December 31, 2020 and December 31, 2019, we had a positive equity method investment balance of $31.9 million and $27.2 million, respectively. See "Affiliate Transactions" below for BRI affiliate transactions including administrative fees charged to MCBC under the agreement with BRI which are recorded in cost of goods sold, as well as for BRI affiliate due to and due from balances as of December 31, 2020 and December 31, 2019, respectively, related to trade receivables and payables for sales to external customers and costs incurred by BRI offset by administrative fees charged and paid by MCBC (which may be in a payable or receivable position depending on the amount under or over charged).
Brewers' Distributor Ltd.
BDL is a distribution operation owned by MCC and Labatt Breweries of Canada LP (a subsidiary of ABI) that, pursuant to an operating agreement, acts as an agent for the distribution of their products in the western provinces of Canada. The two owners share equal voting control of this business. We consider BDL an affiliate. See "Affiliate Transactions" section below summarizing our transactions and balances with affiliates, including BDL.
BDL charges the owners administrative fees that are designed so the entity operates at break-even profit levels. This administrative fee is based on costs incurred, net of other revenues earned, and is allocated in accordance with the operating agreement to the owners based on volume of products. Our investment in BDL was $27.0 million and $30.0 million as of December 31, 2020 and December 31, 2019, respectively. See "Affiliate Transactions" section below for BDL affiliate transactions including administrative fees charged to MCBC under the agreement with BDL which are recorded in cost of goods sold, as well as for BDL affiliate due to and due from balances as of December 31, 2020 and December 31, 2019, respectively, related to trade receivables and payables for sales to external customers and costs incurred by BDL offset by administrative fees charged and paid by MCBC (which may be in a payable or receivable position depending on the amount under or over charged).
Other
We have certain other immaterial equity investments we enter into from time to time that align with our organizational strategies and growth initiatives.
Our equity method investments are not considered significant for disclosure of financial information on either an individual or aggregated basis and there were no significant undistributed earnings as of December 31, 2020 or December 31, 2019, for any of these companies.

Affiliate Transactions
All transactions with our equity method investments are considered related party transactions and recorded within our affiliate accounts. The following table summarizes transactions with affiliates:

	For the years ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In millions)
Administrative fees, net charged from BRI	$87.6	$96.8	$94.0
Administrative fees, net charged from BDL	$32.1	$35.7	$40.2
Amounts due to and due from affiliates as of December 31, 2020 and December 31, 2019, respectively, are as follows:

	Amounts due from affiliates		Amounts due to affiliates
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(In millions)
BRI	$6.0	$4.6	$—	$—
BDL	2.1	4.0	—	—
Other	0.3	0.3	0.5	—
Total	$8.4	$8.9	$0.5	$—
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
Truss
On October 4, 2018, a wholly-owned subsidiary within our Canadian business completed the formation of Truss LP, an independent Canadian joint venture with HEXO to pursue opportunities to develop, produce and market non-alcoholic, cannabis-infused beverages in Canada. Truss is structured as a standalone company with its own board of directors and an independent management team. We maintain a 57.5% controlling interest in Truss, which is a VIE that is consolidated. In connection with the formation of Truss, HEXO also issued warrants to our Canadian subsidiary, which are further discussed in Note 16, "Derivative Instruments and Hedging Activities." Truss also subleases the location of its production facility in Belleville, Ontario from HEXO.

The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	December 31, 2020		December 31, 2019
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
RMMC/RMBC	$239.3	$17.9	$207.4	$17.9
Other	$93.4	$18.0	$65.3	$20.8
Grolsch Deconsolidation
In 2019, we received termination notices of our Grolsch U.K. Ltd. ("Grolsch") joint venture arrangement, as well as the related brewing and distribution agreements for the Grolsch brands in the U.K. and Ireland. We therefore reassessed our status as the primary beneficiary of the joint venture and concluded that we were no longer able to exert control over the operations or direction of the joint venture or otherwise influence the activities that most significantly impact the economics of the entity. As a result, we deconsolidated the joint venture and recorded an aggregate immaterial loss on the deconsolidation and termination of the Grolsch business as a special item in 2019.
5. Other Income and Expense

	For the years ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In millions)
Gain on sale of non-operating asset	$—	$—	$11.7
Gain (loss) from other foreign exchange and derivative activity, net	2.8	(20.4)	(31.9)
Other, net(1)	3.2	5.7	8.2
Other income (expense), net	$6.0	$(14.7)	$(12.0)
(1)During 2019, we received a payment and recorded a gain of CAD 2.0 million, or $1.5 million, resulting from a purchase price agreement related to the historical sale of Molson Inc.'s ownership interest in the Montreal Canadiens, which is considered an affiliate of MCBC.
    During 2018, we recorded a non-cash gain of CAD 5.8 million, or $4.3 million, resulting from the release of our guarantee of the Montreal Canadiens' obligations under a ground lease for the Bell Centre Arena as a result of an independent transaction by the Montreal Canadiens with the lessor.
6. Income Tax
Our income (loss) before income taxes on which the provision for income taxes was computed is as follows:

	For the years ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In millions)
Domestic	$1,151.7	$1,136.1	$1,320.4
Foreign	(1,795.6)	(656.2)	39.4
Total	$(643.9)	$479.9	$1,359.8

The components of the provision for income taxes are as follows:

	For the years ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In millions)
Current:
Federal	$79.0	$69.1	$(22.9)
State	5.2	9.4	(4.7)
Foreign	111.4	46.7	38.7
Total current tax (benefit) expense	$195.6	$125.2	$11.1
Deferred:
Federal	$101.9	$128.3	$232.2
State	19.5	22.2	31.2
Foreign	(15.2)	(42.0)	(49.3)
Total deferred tax (benefit) expense	$106.2	$108.5	$214.1
Total income tax (benefit) expense	$301.8	$233.7	$225.2
A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	For the years ended
	December 31, 2020		December 31, 2019		December 31, 2018
	($ in millions)
Statutory federal income tax rate	21.0%	$(135.2)	21.0%	$100.8	21.0%	$285.5
State income taxes, net of federal benefits	(1.7)%	11.0	3.4%	16.4	1.4%	18.8
Effect of foreign tax rates and tax planning	3.5%	(22.3)	(21.2)%	(101.8)	(8.1)%	(109.5)
Effect of foreign tax law and rate changes	(0.9)%	6.0	—%	—	—%	—
Effect of unrecognized tax benefits	(26.1)%	167.9	3.7%	18.0	0.8%	10.9
Change in valuation allowance	1.3%	(8.4)	6.0%	28.8	0.7%	9.5
Goodwill impairment	(41.4)%	266.8	36.5%	175.3	—%	—
Other, net	(2.6)%	16.0	(0.7)%	(3.8)	0.8%	10.0
Effective tax rate / Tax (benefit) expense	(46.9)%	$301.8	48.7%	$233.7	16.6%	$225.2
The decrease to the effective tax rate, when compared to the statutory rate, for fiscal year 2020 is primarily driven by two items. The impact of the $1,484.3 million goodwill impairment, recorded within our Europe segment in the fourth quarter of 2020, of which a majority related to nondeductible goodwill and the recognition of approximately $135 million of tax expense following the enactment of the U.S. final hybrid regulations, recorded in the second quarter of 2020. The increase in the effective tax rate, when compared to the statutory rate, for fiscal year 2019 was primarily driven by the $668.3 million goodwill impairment recorded within our North America segment in 2019, increased valuation allowances, and the recognition of other one-time tax expenses. The decrease in the effective tax rate, when compared to the statutory rate, for fiscal year 2018 was primarily driven by one-time tax benefits.
Additionally, our foreign businesses operate in jurisdictions with statutory income tax rates that differ from the U.S. Federal statutory rate. Specifically, the statutory income tax rates in the countries in Europe in which we operate range from 9% to 25%, and Canada has a statutory income tax rate of approximately 26%.
During the third quarter of 2020, the U.K. government enacted legislation to repeal the previously enacted reduction to the U.K. corporate income tax rate. Remeasurement of our deferred tax liabilities resulted in the recognition of additional tax expense of approximately $6 million in 2020.

	As of
	December 31, 2020	December 31, 2019
	(In millions)
Non-current deferred tax assets:
Compensation-related obligations	$60.9	$54.8
Pension and postretirement benefits	102.4	115.9
Derivative instruments	76.5	41.8
Tax credit carryforwards	56.2	41.1
Tax loss carryforwards	331.6	267.1
Accrued liabilities and other	75.5	50.1
Valuation allowance	(62.2)	(73.8)
Total non-current deferred tax assets	$640.9	$497.0
Non-current deferred tax liabilities:
Fixed assets	358.3	353.7
Partnerships and investments	19.6	18.8
Foreign exchange gain/loss	—	—
Intangible assets	2,396.9	2,279.9
Total non-current deferred tax liabilities	$2,774.8	$2,652.4
Net non-current deferred tax assets	—	—
Net non-current deferred tax liabilities	$2,133.9	$2,155.4
The overall decrease in net deferred tax liabilities of $21.5 million in 2020 is primarily due to an increase in deferred tax assets of $143.9 million attributable to additional tax loss carryforwards, tax credits, and future deductible temporary differences generated in 2020, offset by an increase in deferred tax liabilities of $122.4 million related to the amortization of goodwill and indefinite-lived intangible assets for U.S. tax purposes due to the Acquisition. Additionally, our deferred tax balances are also impacted by foreign exchange rates, as a significant amount of our deferred tax assets and liabilities are in foreign jurisdictions.
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
We have deferred tax assets for U.S. tax carryforwards that expire between 2021 and 2040 of $62.4 million as of December 31, 2020, and that expire between 2020 and 2039 of $63.2 million as of December 31, 2019. We have U.S. tax losses that may be carried forward indefinitely of $19.9 million and $0 million as of December 31, 2020 and December 31, 2019, respectively. We have foreign tax loss carryforwards that expire between 2021 and 2040 of $283.5 million as of December 31, 2020, and that expire between 2020 and 2039 of $233.8 million as of December 31, 2019. We have foreign tax losses that may be carried forward indefinitely of $22.0 million and $11.2 million as of December 31, 2020 and December 31, 2019, respectively.

	As of
	December 31, 2020	December 31, 2019
	(In millions)
Domestic net non-current deferred tax liabilities	$1,542.8	$1,488.5
Foreign net non-current deferred tax assets	105.7	34.8
Foreign net non-current deferred tax liabilities	696.8	701.7
Net non-current deferred tax liabilities	$2,133.9	$2,155.4
The fiscal year 2020 and 2019 amounts above exclude $142.1 million and $68.4 million, respectively, of unrecognized tax benefits that have been recorded as a reduction of non-current deferred tax assets, which is presented within non-current deferred tax liabilities due to jurisdictional netting on the consolidated balance sheets.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

	For the years ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In millions)
Balance at beginning of year	$72.4	$51.6	$41.9
Additions for tax positions related to the current year	22.8	18.1	22.3
Additions for tax positions of prior years	132.1	—	0.7
Reductions for tax positions of prior years	(1.6)	—	(8.4)
Settlements	(0.4)	—	—
Release due to statute expirations	—	(0.8)	(1.6)
Foreign currency adjustment	10.4	3.5	(3.3)
Balance at end of year	$235.7	$72.4	$51.6
Our remaining unrecognized tax benefits as of December 31, 2020, relate to tax years that are currently open to examination. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.
Due to anticipated settlements and expected expiration of statutes of limitation, it is reasonably possible that the amount of unrecognized tax benefits may decrease by an amount up to $150 million within the next 12 months.

	For the years ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In millions)
Reconciliation of unrecognized tax benefits balance
Estimated interest and penalties	$11.4	$2.9	$2.3
Unrecognized tax positions	235.7	72.4	51.6
Total unrecognized tax benefits	$247.1	$75.3	$53.9

Presented net against non-current deferred tax assets	$142.1	$68.4	$47.8
Current (included in accounts payable and other current liabilities)	98.0	—	—
Non-current (included within other liabilities)	7.0	6.9	6.1
Total unrecognized tax benefits	$247.1	$75.3	$53.9

Amount of unrecognized tax benefits that would impact the effective tax rate, if recognized(1)	$87.7	$72.4	$51.6
(1)Amounts exclude the potential effects of valuation allowances, which may fully or partially offset the impact to the effective tax rate.

We file income tax returns in most of the federal, state and provincial jurisdictions in the U.S., Canada and various countries in Europe. Tax years through 2013 are closed in the U.S. In Canada, tax years through tax year 2014 are closed or have been effectively settled through examination except for issues relating to intercompany cross-border transactions. The statute of limitations for intercompany cross-border transactions is closed through tax year 2012. Tax years through 2013 are closed for most European jurisdictions in which we operate, with statutes of limitations varying from 3 to 7 years.
When working capital funds are available after satisfying all other business obligations, we may distribute cash from a foreign subsidiary to its U.S. parent and record the tax impacts associated with these transactions. However, to the extent current earnings are not otherwise distributed or planned to be distributed, in the current year, they are considered permanently reinvested in our foreign operations. We currently would not expect the aggregate of these permanently reinvested earnings, which are largely in deficit positions for U.S. tax purposes, to result in any material U.S. taxes, if distributed.
7. Special Items
We have incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these charges (benefits) as special items.

	For the years ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In millions)
Employee-related charges
Restructuring	$67.6	$52.4	$34.7
Impairments or asset abandonment charges
North America - Asset abandonment(1)	115.8	38.8	32.7
North America - Impairment losses(2)	39.6	671.7	—
Europe - Asset abandonment(3)	3.7	1.2	3.8
Europe - Impairment losses(4)	1,516.2	12.2	—
Termination fees and other (gains) losses
North America(5)	(2.0)	(68.3)	(326.9)
Europe(6)	(0.7)	0.8	6.0
Total Special items, net	$1,740.2	$708.8	$(249.7)
(1)Following management approval in December 2019, in January 2020, we announced plans to cease production at our Irwindale, California brewery and entered into an option agreement with Pabst Brewing Company, LLC ("Pabst"), granting Pabst an option to purchase our Irwindale, California brewery, including plant equipment and machinery and the underlying land for $150 million, subject to adjustment as further specified in the option agreement. Pursuant to the option agreement on May 4, 2020, Pabst exercised its option to purchase the Irwindale brewery and the purchase was completed in the fourth quarter of 2020. Production at the Irwindale brewery ceased during the third quarter of 2020.
Charges associated with the brewery closure for the year ended December 31, 2020 and 2019 totaled $117.7 million and $15.8 million, respectively, excluding the fourth quarter gain on sale of the brewery of $2.1 million. The charges for the year ended December 31, 2020 primarily consisted of accelerated depreciation in excess of normal depreciation of $96.0 million and employee related costs of retention and severance of $16.5 million. The employee related costs of retention and severance are included in the restructuring line above. The charges for fiscal year 2019 primarily consisted of accelerated depreciation in excess of normal depreciation of $8.0 million and employee related costs of retention and severance of $1.1 million.
In addition to incurring accelerated depreciation for Irwindale, in 2020, 2019 and 2018, we incurred asset abandonment charges, related to the accelerated depreciation in excess of normal depreciation as a result of the Vancouver brewery closure, which occurred in the third quarter of 2019, and the planned Montreal brewery closure, which is currently expected to occur in 2021. We currently expect to incur additional charges, including estimated accelerated depreciation charges in excess of normal depreciation of approximately CAD 10 million, through the completion of the Montreal brewery closure. However, due to the uncertainty inherent in our estimates, these estimated future accelerated depreciation charges as well as the timing of the brewery closure are subject to change.
Charges in 2018 also included accelerated depreciation in excess of normal depreciation related to the closure of the Colfax, California cidery, which was completed during the first quarter of 2019, as well as other costs associated with the previously closed Eden, North Carolina brewery, including net charges associated with the sale of the Eden real property.
(2)Of the $39.6 million of impairment losses recognized in the North America segment for the year ended December 31, 2020, we recorded aggregate impairment losses of $17.0 million related to certain regional craft brand definite-lived intangible assets during the fourth quarter of 2020. The estimates and assumptions used to determine the fair value represent Level 3 measurements and additional impairment losses may be recognized in the future. The remaining $22.6 million of impairments recognized in 2020 were related to definite-lived tangible assets associated with these regional craft brands.
Of the $671.7 million of impairment losses recognized in the North America segment in fiscal year 2019, we recorded $668.3 million of goodwill impairment losses related to the North America reporting unit. See Note 10, "Goodwill and Intangible Assets" for further discussion.
(3)We incurred asset abandonment charges in our Europe segment in fiscal year 2020 primarily related to the closure of a small brewery in Europe as a result of the ongoing impacts of the coronavirus pandemic. Further, as a result of our continued strategic review of our European supply chain network, during 2020, 2019 and 2018, we incurred charges consisting primarily of accelerated depreciation in excess of normal depreciation related to the closure of our Burton South brewery and Alton brewery and other associated closure costs.
(4)During the fourth quarter of 2020, we recognized goodwill impairment losses on the Europe reporting unit of $1,484.3 million. See Note 10, "Goodwill and Intangible Assets" for further discussion. In addition, during the fourth quarter of 2020, we incurred impairment losses as a result of small brewery closures in Europe as a result of the ongoing impact of the coronavirus pandemic. During the third quarter of 2020, we recognized an impairment loss of $30.0 million related to the held for sale classification of a disposal group within our India business, representing an insignificant part of our Europe segment. The held for sale disposal group was measured at fair value on a nonrecurring basis using Level 3 inputs. The estimated fair value less cost to sell was determined using a market approach, based upon the expected net sales proceeds of the disposal group. The remaining carrying value of the disposal group held for sale is presented within other current assets, net on our consolidated balance sheet as of December 31, 2020.
During the third quarter of 2019, we recorded goodwill impairment losses within the former India reporting unit of $6.1 million. We also recorded impairment losses related to definite-lived intangible assets in India of $6.1 million. See Note 10, "Goodwill and Intangible Assets" for further discussion.
(5)During 2020, we recognized termination fees and other gains of $2.0 million, which was primarily due to the gain recorded on the sale of the Irwindale brewery.
During the second quarter of 2019, we completed the sale of the existing Montreal brewery property for $96.2 million, and recognized a gain of $61.3 million. See Note 19, "Leases" for further discussion.
During the first quarter of 2018, we received $330.0 million from ABI, of which $328.0 million constituted a purchase price adjustment (the "Adjustment Amount"), related to the Miller International Business which was acquired in our acquisition of the remaining portion of MillerCoors which occurred on October 11, 2016. As this settlement occurred following the finalization of purchase accounting, we recorded the settlement proceeds related to the Adjustment Amount as a gain within special items, net in our consolidated statement of operations in the North America segment and within cash provided by operating activities in our consolidated statement of cash flows for the year ended December 31, 2018.
(6)During 2019, we recognized a special charge of $0.5 million related to the deconsolidation of the Grolsch joint venture.
Represents charges related to the exit of our China business in 2018, consisting primarily of the reclassification of the associated cumulative foreign currency translation adjustment from AOCI upon substantial liquidation in the fourth quarter of 2018. See Note 14, "Accumulated Other Comprehensive Income (Loss)" for further details.
Restructuring Activities
On October 28, 2019, as part of our revitalization plan, we made the determination to establish Chicago, Illinois as our North American operational headquarters, close our office in Denver, Colorado and consolidate certain administrative functions into our other existing office locations. In connection with these consolidation activities, certain impacted employees were extended an opportunity to continue their employment with MCBC in the new organization and locations and, for those not continuing with MCBC, certain of such employees were asked to provide transition assistance and offered severance and retention packages in connection with their termination of service. We expect the costs associated with the restructuring to be substantially recognized by the end of fiscal year 2021. After taking into account all changes in each of the business units, including Europe, the revitalization plan has reduced employment levels, in aggregate, by approximately 600 employees globally.
In connection with these consolidation activities and related organizational and personnel changes, we currently expect to incur certain cash and non-cash restructuring charges related to severance, retention and transition costs, employee relocation, non-cash asset related costs, lease impairment and exit costs in connection with our office lease in Denver, Colorado, and other transition activities currently estimated in the range of approximately $100 million to $120 million in the aggregate, the majority of which will be cash charges that we began recognizing in the fourth quarter of 2019, and will be further recognized through the balance of 2021. During 2020 and 2019 we recognized severance and retention charges of $35.6 million and $41.2 million, respectively, and our remaining accrued restructuring balance related to the revitalization plan as of December 31, 2020 was approximately $19 million. Actual severance and retention costs related to this restructuring, which are primarily being recognized ratably over the employees’ required future service period, may differ from original estimates based on actual employee turnover levels prior to achieving severance and retention eligibility requirements. Employee relocation charges are recognized in the period incurred and totaled $11.0 million in 2020. Additionally, during 2020 and 2019, we recognized aggregate impairment losses of $7.6 million and $2.1 million, respectively, related to the closure of the office facility in Denver, Colorado, including our lease right-of-use asset, in light of the sublease market outlook as a result of the coronavirus pandemic. Should our ability to obtain future subtenant occupancy for the office location significantly differ from the estimates and assumptions used to determine its fair value, which represent Level 3 measurements, additional impairment losses may be recognized in the future.
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
The accrued restructuring balances as of December 31, 2020 represent expected future cash payments required to satisfy our remaining obligations, the majority of which we expect to be paid in the next 12 months.

	North America	Europe	Total
	(In millions)
Balance as of December 31, 2017	$4.9	$2.0	$6.9
Charges incurred and changes in estimates	31.2	3.5	34.7
Payments made	(11.5)	(4.3)	(15.8)
Foreign currency and other adjustments	(0.1)	(0.1)	(0.2)
Balance as of December 31, 2018	$24.5	$1.1	$25.6
Charges incurred and changes in estimates	43.4	9.0	52.4
Payments made	(25.5)	(5.6)	(31.1)
Foreign currency and other adjustments	0.2	—	0.2
Balance as of December 31, 2019	$42.6	$4.5	$47.1
Charges incurred	63.7	9.5	73.2
Payments made	(77.3)	(11.1)	(88.4)
Changes in estimates	(4.6)	(1.0)	(5.6)
Foreign currency and other adjustments	0.1	0.1	0.2
Balance as of December 31, 2020	$24.5	$2.0	$26.5

8. Stockholders' Equity
Changes to the number of shares of capital stock issued were as follows:

	Common stock issued		Exchangeable shares issued
	Class A	Class B	Class A	Class B
	(Share amounts in millions)
Balance as of December 31, 2017	2.6	204.7	2.9	14.7
Shares issued under equity compensation plans	—	0.7	—	—
Shares exchanged for Class B exchangeable shares	—	—	(0.1)	0.1
Balance as of December 31, 2018	2.6	205.4	2.8	14.8
Shares issued under equity compensation plans	—	0.2	—	—
Shares exchanged for common stock	—	0.1	—	(0.1)
Shares exchanged for Class B exchangeable shares	—	—	(0.1)	0.1
Balance as of December 31, 2019	2.6	205.7	2.7	14.8
Shares issued under equity compensation plans	—	0.4	—	—
Shares exchanged for common stock	—	3.7	—	(3.7)
Balance as of December 31, 2020	2.6	209.8	2.7	11.1
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
Voting Rights
Each holder of record of Class A common stock, Class B common stock, Class A exchangeable shares and Class B exchangeable shares is entitled to one vote for each share held, without the ability to cumulate votes on the election of directors. Our Class B common stock has fewer voting rights than our Class A common stock and holders of our Class A common stock have the ability to effectively control or have a significant influence over company actions requiring stockholder approval. Specifically, holders of Class B common stock voting together as a single class have the right to elect three directors of the Molson Coors Board of Directors, as well as the right to vote on certain additional matters as outlined in the Restated Certificate of Incorporation (as amended, the “Certificate”), such as merger agreements that require approval under applicable law, sales of all or substantially all of our assets to unaffiliated third parties, proposals to dissolve MCBC, and certain amendments to the Certificate that require approval under applicable law, each as further described and limited by the Certificate. The Certificate also provides that holders of Class A common stock and Class B common stock shall vote together as a single class, on an advisory basis, on any proposal to approve the compensation of MCBC's named executive officers.
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

9. Properties

	As of
	December 31, 2020	December 31, 2019
	(In millions)
Land and improvements	$341.3	$417.0
Buildings and improvements	1,074.8	1,025.8
Machinery and equipment	4,537.7	4,540.9
Returnable containers	414.8	386.7
Furniture and fixtures	295.9	264.6
Software	466.3	468.1
Natural resource properties	3.8	3.8
Construction in progress	532.1	444.2
Total properties cost	7,666.7	7,551.1
Less: accumulated depreciation	(3,416.4)	(3,004.6)
Properties, net	$4,250.3	$4,546.5
Depreciation expense was $702.0 million, $637.8 million and $633.4 million in 2020, 2019 and 2018, respectively. The increase in depreciation expense for the year ended December 31, 2020 compared to 2019 was due to the increase in accelerated depreciation recorded as a result of certain facility closures. Accelerated depreciation recorded during the years ended December 31, 2020, 2019 and 2018 was $112.3 million, $31.7 million and $30.7 million respectively. See Note 7, "Special Items" for further discussion. Loss and breakage expense related to our returnable containers, included in the depreciation expense amounts noted above, was $42.6 million, $48.8 million and $48.4 million in 2020, 2019 and 2018, respectively, and is classified within cost of goods sold in the consolidated statements of operations.
10. Goodwill and Intangible Assets

	North America(1)	Europe(1)	Consolidated
Changes in Goodwill:	(In millions)
Balance as of December 31, 2018	$6,785.1	$1,475.7	$8,260.8
Impairments	(668.3)	(6.1)	(674.4)
Foreign currency translation	29.8	15.2	45.0
Balance as of December 31, 2019	$6,146.6	$1,484.8	$7,631.4
Impairments	—	(1,484.3)	(1,484.3)
Foreign currency translation	4.4	(0.5)	3.9
Balance as of December 31, 2020	$6,151.0	$—	$6,151.0
(1)    On January 1, 2020, we changed our management structure from four segments and a corporate center to two reportable segments. Under this new structure we have two reporting units, North America and Europe.
The gross amount of goodwill totaled approximately $8.4 billion as of December 31, 2020. Accumulated impairment losses as of December 31, 2020 totaled $2,264.5 million, and are comprised of impairments taken on both the Europe and North America reporting units as well as our historic India reporting unit, which was fully impaired in 2019.

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2020:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$5,128.4	$(1,070.6)	$4,057.8
License agreements and distribution rights	15 - 20	206.8	(99.5)	107.3
Other	3 - 40	109.1	(36.4)	72.7
Intangible assets not subject to amortization:
Brands	Indefinite	8,215.7	—	8,215.7
Distribution networks	Indefinite	795.0	—	795.0
Other	Indefinite	307.6	—	307.6
Total		$14,762.6	$(1,206.5)	$13,556.1

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2019:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$5,036.3	$(865.1)	$4,171.2
License agreements and distribution rights	15 - 20	202.0	(90.6)	111.4
Other	3 - 40	124.0	(39.4)	84.6
Intangible assets not subject to amortization:
Brands	Indefinite	8,172.4	—	8,172.4
Distribution networks	Indefinite	778.8	—	778.8
Other	Indefinite	337.6	—	337.6
Total		$14,651.1	$(995.1)	$13,656.0
The changes in the gross carrying amounts of intangible assets from December 31, 2019 to December 31, 2020 are primarily driven by the impact of foreign exchange rates, as a significant amount of intangible assets are denominated in foreign currencies, impairment of definite-lived brand intangible assets and $30.0 million of other intangibles disposed of as part of the Irwindale brewery sale as discussed in Note 7, "Special Items."
Based on foreign exchange rates as of December 31, 2020, the estimated future amortization expense of intangible assets is as follows:

Year	Amount
(In millions)
2021	$217.3
2022	$212.6
2023	$211.7
2024	$210.0
2025	$209.9
Amortization expense of intangible assets was $220.0 million, $221.2 million, and $224.1 million for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively. This expense is primarily presented within marketing, general and administrative expenses in our consolidated statements of operations.

Annual Impairment Assessment
We completed our required annual goodwill and indefinite-lived intangible asset impairment testing as of October 1, 2020, the first day of our fourth quarter, and concluded the carrying value of the Europe reporting unit was determined to be in excess of its fair value such that an impairment loss of $1,484.3 million was recorded. The goodwill impairment was the result of continued challenges and declines within the European beer industry brought on by the extended impacts and continued duration of the coronavirus pandemic and related outlook of recovery. The ongoing uncertainty related to the pandemic and related unknown expectations of when the European beer industry will return to normal operating levels have created significant performance headwinds. Specifically, the discount rate used in developing our fair value estimate for the Europe reporting unit was 10.00%, as compared to 8.50% used as of the October 1, 2019 annual testing date. The recent performance declines and continued challenges within the beer industry and broader economies throughout Europe, including the additional lockdowns and increased restrictions to the on-premise, have had a material adverse impact on the expected future cash flows utilized in the valuation approaches for the Europe reporting unit. As a result, it was determined that the fair value of the reporting unit was more likely than not reduced below its carrying amount during the fourth quarter of 2020. Using a combination of discounted cash flow analyses and market-based approaches, it was determined that the carrying value of the Europe reporting unit exceeded its fair value to such an extent that the analysis resulted in the aforementioned goodwill impairment.
We also evaluated the indefinite-lived and definite-lived intangible assets within our European reporting unit, prior to recording the goodwill impairment, and concluded that an insignificant impairment was required for a definite-lived intangible asset but no impairments were required for the indefinite-lived intangible assets; however, the Staropramen indefinite-lived intangible asset is considered to be at risk of future impairment as further discussed below.
The North America reporting unit did not have an impairment of goodwill but is considered to be at risk of future impairment as further discussed below. Apart from the Staropramen indefinite-lived intangible asset, none of our other indefinite-lived intangible assets were impaired as a result of the annual review process.
Reporting Units and Goodwill
As of the date of our annual impairment test, October 1, the operations in each of the specific regions within our North America and Europe segments are considered components based on the availability of discrete financial information and the regular review by segment. We have concluded that the components within the North America segments each meet the criteria of having similar economic characteristics and therefore have aggregated these components into the North America reporting unit. Additionally, we determined that all of the components within the Europe segment, with the exception of India and the Asia Pacific export and license businesses, meet the criteria for aggregation, and will thus have been aggregated into the Europe reporting unit. The operations of our India and Asia Pacific export and licensing businesses constitute separate reporting units at the component level. However, no goodwill exists within these reporting units that require testing.
The carrying value of the Europe reporting unit was determined to be in excess of its fair value such that an impairment loss of $1,484.3 million was recorded. The fair value of the North America reporting unit was estimated at approximately 7% in excess of carrying value, as of the October 1, 2020 testing date, which is a decline during the year, and therefore the reporting unit is considered to be at risk of future impairment. The decline in fair value of the North America reporting unit in the current year is largely due to the perceived risk in the execution of our revitalization efforts amidst a global pandemic, which adversely impacted the results of our impairment testing. These challenges were partially offset by the reduction to the discount rate as a result of the recent interest rate environment. Specifically, the discount rate used in developing our annual fair value estimates for the North America and Europe reporting units in the current year was 8.00% and 10.00%, respectively, based on market-specific factors, as compared to 8.50% for all reporting units used as of the October 1, 2019 annual testing date. In North America, we continue to invest behind above premium brands and innovation. While the preliminary results are promising, including successful launches of brands like Blue Moon LightSky, Vizzy and Coors Seltzer in the current year, the growth targets included in management’s forecasted future cash flows are inherently at risk given the recent introduction of these brands. In the Europe reporting unit, impacts from the coronavirus pandemic drove significant headwinds that had an adverse impact on current year brand volumes and overall company performance as the Europe business relies heavily on the on-premise business. The uncertainty around the ongoing impacts of the pandemic including governmental or societal impositions on bars and restaurants and restrictions on public gatherings that limit many on-premise locations to operate at full capacity if at all have negatively impacted the forecasted future cash flows of the reporting unit.
As of the October 1, 2020 testing date, the fair value of our North America reporting unit was determined to be in excess of its carrying value, although considered to be at risk of future impairment, while the Europe reporting unit's fair value resulted in an impairment. The fair value determinations are sensitive to further unfavorable changes in forecasted cash flows, macroeconomic conditions, market multiples or discount rates that could negatively impact future analyses, including the further extent, duration and impact of the ongoing pandemic on our reporting units. The key assumptions used to derive the estimated fair values of our reporting units represent Level 3 measurements.
Indefinite-Lived Intangible Assets
The fair value of the indefinite-lived Miller brands in the U.S. is sufficiently in excess of its carrying values as of the annual testing date.
The fair value of the indefinite-lived Coors brands in North America is sufficiently in excess of its carrying value as of the annual testing date.
The fair value of our Carling indefinite-lived intangible assets in Europe continues to be sufficiently in excess of its carrying value as of the annual testing date. However, the fair value of our Staropramen indefinite-lived intangible assets in Europe is considered to be at risk of future impairment with a fair value estimated to be approximately 9% in excess of its carrying value as of the annual testing date. The carrying value of the Staropramen indefinite-lived intangible assets as of December 31, 2020 was $621.7 million. The fair value decline of the Staropramen brand versus the prior year was a result of the coronavirus’ impact on the on-premise business throughout Europe during 2020 and potentially beyond.
We utilized Level 3 fair value measurements in our impairment analysis of certain indefinite-lived intangible brand assets, including the Coors brands in North America, Miller brands in the U.S. and the Staropramen and Carling brands in Europe. An excess earnings approach is used to determine the fair values of these assets as of the testing date. The future cash flows used in the analysis are based on internal cash flow projections based on our long range plans and include significant assumptions by management as noted below. Separately, we performed a qualitative assessment of our water rights indefinite-lived intangible assets in the U.S. to determine whether it was more likely than not that the fair values of these assets were greater than their respective carrying amounts. Based on this qualitative assessment, we determined that a full quantitative analysis was not necessary.
Key Assumptions
As of the date of our annual impairment test, performed as of October 1, the North America reporting unit goodwill balance is at risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including company-specific risks like the performance of our above-premium transformation efforts and overall market performance of new innovations like seltzers, along with macro-economic risks like the continued prolonged weakening of economic conditions, or significant unfavorable changes in tax rates, environmental or other regulations, including interpretations thereof), terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flow analyses. For testing purposes of our reporting units, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections used for our North America reporting unit testing reflect growth assumptions associated with our revitalization plan to build on the strength of our iconic core brands, aggressively grow our above premium portfolio, expand beyond the beer aisle, invest in our capabilities and support our people and our communities all of which are intended to benefit the projected cash flows of the business. These cash flow assumptions are tempered somewhat by the impacts the coronavirus has had on our overall business and specifically our more profitable on-premise business. Coronavirus impacts had a disproportional impact on our Europe business as a greater portion of its business takes place on-premise. Additionally, European countries have had and continue to impose stricter measures, i.e. lockdowns and social distancing requirements, to control the spread of the pandemic relative to various North American markets, which limit many on-premise locations to operate at full capacity.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units and indefinite-lived intangible assets may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in sales volume and increase in costs that could significantly impact our immediate and long-range results, a decrease in sales volume driven by a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long-term volume trends, a continuation of the trend away from core brands in certain of our markets, especially in markets where our core brands represent a significant portion of the market, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) adverse changes in macroeconomic conditions or an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a global pandemic or recession), (iii) significant unfavorable changes in tax rates such as increased corporate income tax rates (iv) volatility in the equity and debt markets or other country specific factors which could result in a higher weighted-average cost of capital, (v) sensitivity to market multiples; and (vi) regulation limiting or banning the manufacturing, distribution or sale of alcoholic beverages.

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
Reporting Unit Changes and Interim Impairment Testing
As discussed in Note 3, "Segment Reporting," effective January 1, 2020, we changed our management structure from a corporate center and four segments to two segments - North America and Europe. These structural changes included leadership re-alignment with a centralized North America leadership team, an integrated North American supply chain network, and centralized marketing and innovations functions including movement to a single brand manager and North America marketing strategy for our major brands. Additionally, as part of our leadership re-alignment, we moved from two separate U.S. and Canada segment managers to a single North America segment manager, our President and Chief Executive Officer, who reviews discrete financial information only at the consolidated North America segment level. As a result of these changes, we re-evaluated our historical reporting unit conclusions and have consolidated our previously separate U.S. and Canada reporting units into a single North America reporting unit effective January 1, 2020. There were no changes to our existing Europe reporting unit, which was previously considered to be at risk of future impairment following the completion of our October 1, 2019 annual impairment testing.
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
Definite-Lived Intangible Assets
Regarding definite-lived intangible assets, we continuously monitor the performance of the underlying assets for potential triggering events suggesting an impairment review should be performed. In the current year, we recognized impairment losses on some of our definite-lived intangible assets related to certain regional craft breweries in North America and Europe. Impairment losses on the Grolsch brand and distribution agreement definite-lived intangible assets and the brand intangible asset related to our historical India business were recognized in 2019. See Note 7, "Special Items" for further details on these impairment losses. No such triggering events resulting in an impairment loss were identified in 2018.

2019 Impairment Assessment
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
Further we completed our required annual goodwill and indefinite-lived intangible asset impairment testing as of October 1, 2019 and concluded there were no additional impairments of goodwill within any of our reporting units. Also, there were no impairments of our other indefinite-lived intangible assets as a result of the annual review process.
11. Debt
Debt Obligations

	As of
	December 31, 2020	December 31, 2019
	(In millions)
Long-term debt:
CAD 500 million 2.75% notes due September 2020(1)	$—	$384.9
CAD 500 million 2.84% notes due July 2023(2)	392.9	384.9
CAD 500 million 3.44% notes due July 2026(1)(2)	392.9	384.9
$500 million 2.25% notes due March 2020(3)	—	499.8
$1.0 billion 2.1% notes due July 2021(2)	1,000.0	1,000.0
$500 million 3.5% notes due May 2022(4)	503.7	506.5
$2.0 billion 3.0% notes due July 2026(2)	2,000.0	2,000.0
$1.1 billion 5.0% notes due May 2042(4)	1,100.0	1,100.0
$1.8 billion 4.2% notes due July 2046(2)	1,800.0	1,800.0
EUR 800 million 1.25% notes due July 2024(2)	977.3	897.0
Finance leases and other	97.8	129.5
Less: unamortized debt discounts and debt issuance costs	(50.3)	(56.7)
Total long-term debt (including current portion)	8,214.3	9,030.8
Less: current portion of long-term debt	(1,006.1)	(921.3)
Total long-term debt	$7,208.2	$8,109.5

Short-term borrowings(5)	$14.0	$6.9
Current portion of long-term debt	1,006.1	921.3
Current portion of long-term debt and short-term borrowings	$1,020.1	$928.2
(1)Prior to Molson Coors International, L.P., a Delaware limited partnership and wholly-owned subsidiary of MCBC ("Molson Coors International L.P."), issuing our CAD 500 million 2.75% notes due September 18, 2020 (the "2015 Notes,"), on September 18, 2015, we entered into forward starting interest rate swap agreements to hedge the interest rate volatility for a 10 year period. We settled these swaps at the time of issuance of the 2015 Notes and are amortizing a portion of the resulting loss from AOCI to interest expense over the remaining term of the 2015 Notes as well as over a portion of the 2016 Notes defined below up to the full 10-year term of the interest rate swap agreements. During the third quarter of 2020, we repaid the 2015 Notes upon maturity. The amortizing loss resulted in an increase in our effective cost of borrowing compared to the stated coupon rates by 0.65% and 0.60% on each of the CAD 500 million notes repaid in 2020 and due in 2026, respectively. See Note 16, "Derivative Instruments and Hedging Activities" for further details on the forward starting interest rate swaps.
(2)On July 7, 2016, MCBC issued approximately $5.3 billion senior notes with portions maturing from July 15, 2019 through July 15, 2046 ("2016 USD Notes"), and EUR 800.0 million senior notes maturing July 15, 2024 ("2016 EUR Notes"), and Molson Coors International L.P., completed a private placement of CAD 1.0 billion senior notes maturing July 15, 2023, and July 15, 2026 ("2016 CAD Notes"), in order to partially fund the financing of the Acquisition (2016 USD Notes, 2016 EUR Notes and 2016 CAD Notes, collectively, the "2016 Notes"). These issuances resulted in total proceeds of approximately $6.9 billion, net of underwriting fees and discounts of $36.5 million and $17.7 million, respectively. Total debt issuance costs capitalized in connection with these notes including underwriting fees, discounts and other financing related costs, were approximately $65 million and are being amortized over the respective terms of the 2016 Notes. The 2016 Notes began accruing interest upon issuance, with semi-annual payments due on the 2016 USD Notes and 2016 CAD Notes in January and July beginning in 2017, and annual interest payments due on the 2016 EUR Notes in July beginning in 2017. During the third quarter of 2019, we repaid the $500 million 1.45% notes which matured in July 2019.
As of December 31, 2020, we have cross currency swaps associated with our $1.0 billion 2.1% senior notes due 2021 in order to hedge a portion of the foreign currency translational impacts of our European investment. As a result of the swaps, we have economically converted a portion of these notes and associated interest to EUR denominated, which results in a EUR interest rate to be received of 0.71%. See Note 16, "Derivative Instruments and Hedging Activities" for further details.
(3)On March 15, 2017, MCBC issued approximately $1.5 billion of senior notes. These issuances resulted in total proceeds of approximately $1.5 billion, net of underwriting fees and discounts of $3.1 million and $0.7 million, respectively. Total debt issuance costs capitalized in connection with these notes, including underwriting fees, discounts and other financing related costs, were $6.1 million and were amortized over the respective terms of the notes. As of December 31, 2020, these notes have been repaid.
(4)On May 3, 2012, we issued approximately $1.9 billion of senior notes with portions maturing in 2017, 2022 and 2042. The issuance resulted in total proceeds, before expenses, of approximately $1.9 billion, net of underwriting fees and discounts of $14.7 million and $4.6 million, respectively. Total debt issuance costs capitalized in connection with these senior notes, including the underwriting fees and discounts, were approximately $18.0 million and are being amortized over the term of the notes.
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
(5)As of December 31, 2020, we had $11.0 million in bank overdrafts and $103.7 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $92.7 million. As of December 31, 2019, we had $1.1 million in bank overdrafts and $55.0 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $53.9 million.
We had total outstanding borrowings of $3.0 million and $2.8 million under our JPY facilities as of December 31, 2020 and December 31, 2019, respectively. In addition, we have USD, GBP and CAD overdraft facilities under which we had no outstanding borrowings as of December 31, 2020 or December 31, 2019. A summary of our short-term facility availability is presented below. See Note 18, "Commitments and Contingencies" for further discussion related to letters of credit.
•JPY 1.3 billion line of credit at Japan TIBOR plus 0.30%
•JPY 100 million overdraft facility at Japan short-term Prime rate
•CAD unlimited overdraft facility at CAD Prime plus 0.50%
•GBP 20 million overdraft facility at GBP base rate plus 1.5%
•USD 10 million overdraft facility at USD Prime plus 5%
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of December 31, 2020 and December 31, 2019, the fair value of our outstanding long-term debt (including current portion of long-term debt) was approximately $9.1 billion and $9.2 billion, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility and Commercial Paper
We maintain a $1.5 billion revolving credit facility with a maturity date of July 7, 2024, that also allows us to issue a maximum aggregate amount of $1.5 billion in commercial paper or other borrowings at any time at variable interest rates. We use this financing from time to time to leverage cash needs including debt repayments. During 2020, we utilized borrowings from this facility in order to fund the repayment of debt upon maturity, for working capital and general purposes, as well as a precautionary measure in order to provide enhanced financial flexibility due to uncertain market conditions arising from the impact of the coronavirus pandemic, as further discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies." We had no borrowings drawn on this revolving credit facility and no commercial paper borrowings as of December 31, 2020 and December 31, 2019.
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

We had no borrowings outstanding under the CCFF Program as of December 31, 2020. To the extent MCBC U.K. has borrowings outstanding under the CCFF Program with maturities extending beyond May 19, 2021, there are certain additional conditions placed on the operations of MCBC U.K., including capital distributions and senior executive compensation, and as a consequence we currently do not anticipate having any borrowings under the CCFF Program with maturities extending beyond May 19, 2021, unless such previously described conditions under the CCFF Program are modified.
Debt Covenants
On June 19, 2020, we entered into to an amendment to our existing revolving credit facility agreement, which among other things, revised the leverage ratios under the financial maintenance covenant for each fiscal quarter ending on or after June 30, 2020 through the maturity of the credit facility. The maximum net debt to EBITDA leverage ratio, as such terms are defined by the amended revolving credit facility agreement, as of December 31, 2020 is 5.25x net debt to EBITDA, with a 0.50x reduction to 4.75x net debt to EBITDA for the fiscal quarter ending June 30, 2021. The leverage ratio requirement as of the last day of the fiscal quarter ending September 30, 2021 is reduced by 0.25x to 4.50x net debt to EBITDA, with a further 0.50x reduction to 4.00x net debt to EBITDA as of the last day of the fiscal quarter ending December 31, 2021 through maturity of the credit facility.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include customary events of default and specified representations, warranties and covenants, as well as covenants that restrict our ability to incur certain additional priority indebtedness (certain thresholds of secured consolidated net tangible assets), certain leverage threshold percentages, create or permit liens on assets, and restrictions on mergers, acquisitions, and certain types of sale lease-back transactions. As of December 31, 2020 and December 31, 2019, we were in compliance with all of these restrictions and have met all debt payment obligations. All of our outstanding senior notes as of December 31, 2020 rank pari-passu.

As of December 31, 2020, the aggregate principal debt maturities of long-term debt and short-term borrowings, based on foreign exchange rates as of December 31, 2020, for the next 5 years are as follows:

Year	Amount
(In millions)
2021	$1,019.3
2022	505.2
2023	397.8
2024	982.0
2025	20.3
Thereafter	5,286.3
Total	$8,210.9
The aggregate principal debt maturities in the table above excludes finance leases which are disclosed in Note 19, "Leases."
Interest

	For the years ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In millions)
Interest incurred	$282.3	$289.2	$311.7
Interest capitalized	(7.7)	(8.3)	(5.5)
Interest expensed	$274.6	$280.9	$306.2

12. Inventories

	As of
	December 31, 2020	December 31, 2019
	(In millions)
Finished goods	$266.7	$236.7
Work in process	72.7	84.0
Raw materials	242.2	227.1
Packaging materials	82.7	68.1
Inventories, net	$664.3	$615.9

13. Share-Based Payments
We have one share-based compensation plan, the MCBC Incentive Compensation Plan (the "Incentive Compensation Plan"), as of December 31, 2020 and all outstanding awards fall under this plan.
Incentive Compensation Plan
We issue the following types of awards related to shares of Class B common stock to certain directors, officers, and other eligible employees, pursuant to the Incentive Compensation Plan: RSUs, DSUs, PSUs, and stock options.
RSU awards are issued based upon the market value equal to the price of our stock at the date of the grant and vest over a period of three years. In 2020, 2019 and 2018, we granted 0.5 million, 0.5 million and 0.4 million RSUs, respectively, with a weighted-average market value of $48.99, $55.03 and $72.78 each, respectively. Prior to vesting, RSUs have no voting rights.
DSU awards, under the Directors' Stock Plan pursuant to the Incentive Compensation Plan, are elections made by non-employee directors of MCBC that enable them to receive all or one-half of their annual cash retainer payments in our stock. The DSU awards are issued at the market value equal to the price of our stock at the date of the grant. The DSUs are paid in shares of stock upon termination of service. Prior to vesting, DSUs have no voting rights. In 2020, 2019 and 2018, we granted a small number of DSUs with a weighted-average market value of $37.53, $56.68 and $64.48 per share, respectively.

PSU awards are granted with a target value established at the date of grant and vest upon completion of a service requirement. The settlement amount of the PSUs is determined based on market and performance metrics, which include our total shareholder return performance relative to the stock market index defined by each award and specified internal performance metrics designed to drive greater shareholder return. PSU compensation expense is based on a fair value assigned to the market metric upon grant using a Monte Carlo model, which remains constant throughout the vesting period of three years and a performance multiplier, which will vary due to changing estimates of the performance metric condition. During 2020, 2019 and 2018, we granted 0.3 million, 0.3 million and 0.2 million PSUs, respectively, each with a weighted-average fair value of $52.60, $53.31 and $78.30, respectively.
Stock options are granted with an exercise price equal to the market value of a share of Class B common stock on the date of grant. Stock options have a term of ten years and generally vest over three years. During 2020, 2019 and 2018, we granted 0.4 million, 0.4 million and 0.2 million options, respectively, each with a weighted-average fair value of $6.70, $9.20 and $15.44, respectively.
Certain RSU and PSU awards granted in 2020 entitle participants to receive dividends upon vesting, subject to the performance, vesting and other conditions, including forfeiture, applicable to the respective awards.

	For the years ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In millions)
Pretax share-based compensation expense(1)	$24.2	$8.5	$42.6
Tax benefit	(4.3)	(1.6)	(6.9)
After-tax share-based compensation expense	$19.9	$6.9	$35.7
(1)    The decrease in share-based compensation expense in 2019 was primarily driven by the reversal of cumulative compensation expense previously recognized for our 2018 and 2017 PSU awards as the achievement of the performance conditions are no longer deemed probable for the respective performance periods, as well as the impacts of the reversal of expense associated with forfeitures related to the revitalization plan initiated in 2019. Additionally, our share-based compensation expense in 2018 also includes expense associated with replacement awards issued in connection with the Acquisition.
As of December 31, 2020, there was $34.2 million of total unrecognized compensation cost from all share-based compensation arrangements granted under the Incentive Compensation Plan, related to unvested awards. This total compensation expense is expected to be recognized over a weighted-average period of 1.9 years.

	RSUs and DSUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 31, 2019	1.0	$68.18	0.6	$70.37
Granted	0.5	$48.81	0.3	$52.60
Vested	(0.3)	$84.81	—	$—
Forfeited	(0.2)	$64.12	(0.2)	$66.22
Non-vested as of December 31, 2020	1.0	$56.21	0.7	$58.12
The weighted-average fair value per unit for the non-vested PSUs is $32.76 as of December 31, 2020.
The total intrinsic values of RSUs and DSUs vested during 2020, 2019 and 2018 were $14.8 million, $23.6 million and $24.8 million, respectively.

	Stock options
	Awards	Weighted- average exercise price per unit	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2019	1.6	$68.77	3.8	$3.1
Granted	0.4	$51.48
Exercised	(0.1)	$43.13
Forfeited	(0.1)	$60.01
Outstanding as of December 31, 2020	1.8	$66.32	4.5	$0.2
Expected to vest as of December 31, 2020	0.6	$54.89	8.8	$—
Exercisable as of December 31, 2020	1.2	$71.70	2.5	$0.2
The total intrinsic values of exercises during 2020, 2019 and 2018 were $0.8 million, $0.6 million and $9.6 million, respectively. Total tax benefits realized, including excess tax benefits, from share-based awards vested or exercised during 2020, 2019 and 2018 was $3.1 million, $4.5 million and $8.4 million, respectively.
The shares of Class B common stock to be issued under our equity plans are made available from authorized and unissued MCBC Class B common stock. As of December 31, 2020, there were 2.3 million shares of MCBC Class B common stock available for the issuance under the Incentive Compensation Plan.
The fair value of each option granted in 2020, 2019 and 2018 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended
	December 31, 2020	December 31, 2019	December 31, 2018
Risk-free interest rate	0.91%	2.46%	2.65%
Dividend yield	4.40%	4.16%	2.08%
Volatility range	25.09% - 26.31%	24.46% - 24.60%	22.36% - 24.14%
Weighted-average volatility	25.40%	24.48%	22.81%
Expected term (years)	5.5	5.3	5.3
Weighted-average fair value	$6.70	$9.20	$15.44
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
The fair value of the market metric for each PSU granted in 2020, 2019 and 2018 was determined on the date of grant using a Monte Carlo model to simulate total stockholder return for MCBC and peer companies with the following weighted-average assumptions:

	For the years ended
	December 31, 2020	December 31, 2019	December 31, 2018
Risk-free interest rate	0.84%	2.49%	2.34%
Dividend yield	N/A	4.17%	2.08%
Volatility range	15.21% - 45.75%	13.82% - 42.46%	13.03% - 81.87%
Weighted-average volatility	26.02%	24.97%	22.76%
Expected term (years)	2.8	2.8	2.8
Weighted-average fair market value	$52.60	$53.31	$78.30
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

14. Accumulated Other Comprehensive Income (Loss)

	MCBC stockholders' equity
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2017	$(408.5)	$(13.5)	$(378.5)	$(59.5)	$(860.0)
Foreign currency translation adjustments	(411.6)	—	(0.6)	—	(412.2)
Reclassification of cumulative translation adjustment to income (1)	6.0	—	—	—	6.0
Gain (loss) on net investment hedges	106.4	—	—	—	106.4
Unrealized gain (loss) on derivative instruments	—	14.5	—	—	14.5
Reclassification of derivative (gain) loss to income	—	3.4	—	—	3.4
Pension and other postretirement benefit adjustments	—	—	55.4	—	55.4
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income and settlement	—	—	6.5	—	6.5
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	(1.0)	(1.0)
Tax benefit (expense)	(51.0)	(4.7)	(13.5)	0.2	(69.0)
As of December 31, 2018	$(758.7)	$(0.3)	$(330.7)	$(60.3)	$(1,150.0)
Foreign currency translation adjustments	129.3	—	(2.5)	—	126.8
Gain (loss) on net investment hedges	50.3	—	—	—	50.3
Unrealized gain (loss) on derivative instruments	—	(111.3)	—	—	(111.3)
Reclassification of derivative (gain) loss to income	—	0.6	—	—	0.6
Pension and other postretirement benefit adjustments	—	—	(43.7)	—	(43.7)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income and settlement	—	—	26.5	—	26.5
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	(14.4)	(14.4)
Tax benefit (expense)	(0.1)	27.0	(2.9)	3.8	27.8
Net period other comprehensive income (loss)	179.5	(83.7)	(22.6)	(10.6)	62.6
Reclassification of stranded tax effects (2)	(73.3)	(3.8)	2.3	—	(74.8)
As of December 31, 2019	$(652.5)	$(87.8)	$(351.0)	$(70.9)	$(1,162.2)
Foreign currency translation adjustments	196.0	—	(1.6)	—	194.4
Gain (loss) on net investment hedges	(113.5)	—	—	—	(113.5)
Unrealized gain (loss) on derivative instruments	—	(113.5)	—	—	(113.5)
Reclassification of derivative (gain) loss to income	—	(0.5)	—	—	(0.5)
Pension and other postretirement benefit adjustments	—	—	(52.9)	—	(52.9)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income	—	—	(7.6)	—	(7.6)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	19.4	19.4
Tax benefit (expense)	30.5	27.9	15.4	(5.2)	68.6
As of December 31, 2020	$(539.5)	$(173.9)	$(397.7)	$(56.7)	$(1,167.8)
(1)As a result of exiting our China business, the associated cumulative foreign currency translation adjustment was reclassified from AOCI and recognized within special items, net upon substantial liquidation. See Note 7, "Special Items" for further details.
(2)Represents the one-time reclassification of stranded tax effects from AOCI to retained earnings resulting from the change in the U.S. federal corporate income tax rate as part of the 2017 Tax Act. This reclassification occurred on January 1, 2019 upon adoption of the associated FASB authoritative guidance.
We have significant levels of net assets denominated in currencies other than the USD due to our operations in foreign countries, and therefore we recognize OCI gains and/or losses when those items are translated to USD. The foreign currency translation gains recognized during 2020 and 2019 were primarily due to the strengthening of the CAD and GBP versus the USD. Additionally, the 2020 foreign currency translation adjustment gains were further impacted by the strengthening of other currencies of our Europe operations versus the USD. The foreign currency translation losses recognized during 2018 were due to the weakening of the CAD, GBP and other currencies of our Europe operations versus the USD.

Reclassifications from AOCI to income:

	For the years ended
	December 31, 2020	December 31, 2019	December 31, 2018
	Reclassifications from AOCI			Location of gain (loss) recognized in income
	(In millions)
Gain/(loss) on cash flow hedges:
Forward starting interest rate swaps	$(2.9)	$(3.0)	$(3.0)	Interest expense, net
Foreign currency forwards	4.6	3.1	(0.2)	Cost of goods sold
Foreign currency forwards	(1.2)	(0.7)	(0.2)	Other income (expense), net
Total income (loss) reclassified, before tax	0.5	(0.6)	(3.4)
Income tax benefit (expense)	(0.1)	0.1	0.9
Net income (loss) reclassified, net of tax	$0.4	$(0.5)	$(2.5)

Amortization of defined benefit pension and other postretirement benefit plan items:
Prior service benefit (cost)	$0.4	$(0.4)	$(0.5)	Other pension and postretirement benefits (costs), net
Net actuarial gain (loss) and settlement	7.2	(26.1)	(6.0)	Other pension and postretirement benefits (costs), net
Total income (loss) reclassified, before tax	7.6	(26.5)	(6.5)
Income tax benefit (expense)	(2.4)	6.8	1.6
Net income (loss) reclassified, net of tax	$5.2	$(19.7)	$(4.9)

Other reclassifications from AOCI to Income:
China cumulative translation adjustment resulting from substantial liquidation	$—	$—	$(6.0)	Special items, net
Income tax benefit (expense)	—	—	—
Net income (loss) reclassified, net of tax	$—	$—	$(6.0)

Total income (loss) reclassified, net of tax	$5.6	$(20.2)	$(13.4)

15. Employee Retirement Plans and Postretirement Benefits
We maintain retirement plans for the majority of our employees. Depending on the location and benefit program, we provide either defined benefit pension or defined contribution pension plans to our employees. Each plan is managed locally and in accordance with respective local laws and regulations. We have defined benefit pension plans in the U.S., U.K., Canada and Japan. Additionally, we offer OPEB plans to a portion of our Canadian, U.S., and Central European employees which are unfunded plans. BRI and BDL maintain defined benefit, defined contribution and postretirement benefit plans as well; however, those plans are excluded from this disclosure as BRI and BDL are equity method investments and not consolidated.
The U.S. participates in and makes contributions to multi-employer pension plans. Contributions to multi-employer pension plans were $8.2 million in 2020 and $7.9 million for both 2019 and 2018. Additionally, the U.S. postretirement health plan qualifies for the federal subsidy under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) because the prescription drug benefits provided under the Company's postretirement health plan for Medicare eligible retirees generally require lower premiums from covered retirees and have lower co-payments and deductibles than the benefits provided in Medicare Part D and, accordingly, are actuarially equivalent to or better than the benefits provided under the Act. The benefits paid, including prescription drugs, were $33.0 million, $37.6 million and $37.1 million in 2020, 2019 and 2018, respectively. There were immaterial subsidies received in each of 2020, 2019 and 2018.
Defined Benefit and OPEB Plans
Net Periodic Pension and OPEB Cost (Benefit)

	For the years ended
	December 31, 2020			December 31, 2019			December 31, 2018
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Service cost:
Service cost	$2.7	$6.0	$8.7	$4.0	$7.0	$11.0	$5.5	$9.3	$14.8
Other pension and postretirement (benefit) cost, net:
Interest cost	120.5	18.8	139.3	161.9	25.5	187.4	161.8	25.8	187.6
Expected return on plan assets, net of expenses	(161.8)	0.2	(161.6)	(217.3)	0.5	(216.8)	(232.8)	0.5	(232.3)
Amortization of prior service (benefit) cost	0.3	(0.7)	(0.4)	1.1	(0.7)	0.4	0.7	(0.2)	0.5
Amortization of net actuarial (gain) loss	7.3	(14.5)	(7.2)	10.4	(14.1)	(3.7)	7.6	(1.7)	5.9
Curtailment, settlement or special termination benefit (gain) loss(1)	—	—	—	30.5	—	30.5	0.8	0.1	0.9
Expected participant contributions	(0.4)	—	(0.4)	(0.7)	—	(0.7)	(0.8)	—	(0.8)
Total other pension and postretirement (benefit) cost, net	(34.1)	3.8	(30.3)	(14.1)	11.2	(2.9)	(62.7)	24.5	(38.2)
Net periodic pension and OPEB (benefit) cost	$(31.4)	$9.8	$(21.6)	$(10.1)	$18.2	$8.1	$(57.2)	$33.8	$(23.4)
(1)During the fourth quarter of 2019, we utilized plan assets to purchase buy-out annuity contracts for a portion of our Canadian pension plans and recognized a pension settlement charge of $29.8 million.

Obligations and Changes in Funded Status

	For the year ended December 31, 2020			For the year ended December 31, 2019
	Pension	OPEB	Total	Pension	OPEB	Total
	(In millions)
Change in benefit obligation:
Prior year benefit obligation	$5,198.6	$672.5	$5,871.1	$4,904.7	$672.1	$5,576.8
Service cost, net of expected employee contributions	2.3	6.0	8.3	3.3	7.0	10.3
Interest cost	120.5	18.8	139.3	161.9	25.5	187.4
Actual employee contributions	0.4	—	0.4	0.5	—	0.5
Actuarial loss (gain)	460.3	43.7	504.0	533.4	7.4	540.8
Plan amendments	0.8	—	0.8	(1.4)	—	(1.4)
Benefits paid	(316.6)	(39.2)	(355.8)	(350.6)	(44.1)	(394.7)
Curtailment, settlement and special termination	(0.1)	—	(0.1)	(192.9)	(0.2)	(193.1)
Foreign currency exchange rate change	105.3	2.9	108.2	139.7	4.8	144.5
Benefit obligation at end of year	$5,571.5	$704.7	$6,276.2	$5,198.6	$672.5	$5,871.1
Change in plan assets:
Prior year fair value of assets	$5,542.1	$—	$5,542.1	$5,217.3	$—	$5,217.3
Actual return on plan assets	614.0	—	614.0	712.2	—	712.2
Employer contributions	4.8	39.7	44.5	5.1	44.1	49.2
Actual employee contributions	0.4	—	0.4	0.5	—	0.5
Curtailment, settlement and special termination	(0.2)	—	(0.2)	(192.9)	—	(192.9)
Benefits and plan expenses paid	(316.6)	(39.7)	(356.3)	(350.6)	(44.1)	(394.7)
Foreign currency exchange rate change	113.9	—	113.9	150.5	—	150.5
Fair value of plan assets at end of year	$5,958.4	$—	$5,958.4	$5,542.1	$—	$5,542.1
Funded status:	$386.9	$(704.7)	$(317.8)	$343.5	$(672.5)	$(329.0)
Amounts recognized in the Consolidated Balance Sheets:
Other non-current assets	$492.8	$—	$492.8	$434.3	$—	$434.3
Accounts payable and other current liabilities	(4.1)	(43.3)	(47.4)	(4.1)	(42.6)	(46.7)
Pension and postretirement benefits	(101.8)	(661.4)	(763.2)	(86.7)	(629.9)	(716.6)
Net amounts recognized	$386.9	$(704.7)	$(317.8)	$343.5	$(672.5)	$(329.0)
The accumulated benefit obligation for our defined benefit pension plans was approximately $5.6 billion and $5.2 billion as of December 31, 2020 and December 31, 2019, respectively. The $11.2 million decrease in the net underfunded status of our aggregate pension and OPEB plans from December 31, 2019 to December 31, 2020, was primarily driven by strong asset returns, partially offset by the impacts of decreased discount rates. During the fourth quarter of 2019, we purchased buy-out annuity contracts for a portion of our Canadian pension plans resulting in a decrease to our projected benefit obligation and a corresponding reduction to our plan assets in fiscal year 2019.
As of December 31, 2020 and December 31, 2019, our defined benefit pension plan in the U.K. and certain defined benefit pension plans in the U.S. and Canada were overfunded as a result of our ongoing de-risking strategy. Information for our defined benefit pension plans that had aggregate accumulated benefit obligations and projected benefit obligations in excess of plan assets is as follows:

	As of
	December 31, 2020	December 31, 2019
	(In millions)
Accumulated benefit obligation	$831.4	$793.6
Projected benefit obligation	$831.6	$794.0
Fair value of plan assets	$725.7	$703.2
Information for OPEB plans with an accumulated postretirement benefit obligation in excess of plan assets has been disclosed above in "Obligations and Changes in Funded Status" as all of our OPEB plans are unfunded.

Accumulated Other Comprehensive Income (Loss)
Amounts recognized in AOCI not yet recognized as components of net periodic pension and OPEB cost, pretax, were as follows:

	As of December 31, 2020			As of December 31, 2019
	Pension	OPEB	Total	Pension	OPEB	Total
	(In millions)
Net actuarial loss (gain)	$684.6	$(108.6)	$576.0	$685.7	$(167.5)	$518.2
Net prior service cost (benefit)	10.5	(4.0)	6.5	7.1	(4.9)	2.2
Total not yet recognized	$695.1	$(112.6)	$582.5	$692.8	$(172.4)	$520.4

Changes in plan assets and benefit obligations recognized in OCI, pretax, were as follows:

	Pension	OPEB	Total
	(In millions)
Accumulated other comprehensive loss (income) as of December 31, 2018	$698.0	$(197.3)	$500.7
Amortization of prior service (costs) benefit	(1.1)	0.7	(0.4)
Amortization of net actuarial (loss) gain	(10.4)	14.1	3.7
Net prior service cost	(2.0)	—	(2.0)
Settlement and curtailment	(29.8)	(0.2)	(30.0)
Current year actuarial loss (gain)	38.5	7.4	45.9
Foreign currency exchange rate change	(0.4)	2.9	2.5
Accumulated other comprehensive loss (income) as of December 31, 2019	$692.8	$(172.4)	$520.4
Amortization of prior service (costs) benefit	(0.3)	0.7	0.4
Amortization of net actuarial (loss) gain	(7.3)	14.5	7.2
Net prior service cost	0.8	—	0.8
Current year actuarial loss (gain)	8.1	44.0	52.1
Foreign currency exchange rate change	1.0	0.6	1.6
Accumulated other comprehensive loss (income) as of December 31, 2020	$695.1	$(112.6)	$582.5

Assumptions
Periodic pension and OPEB cost is actuarially calculated annually for each individual plan based on data available and assumptions made at the beginning of each year. Assumptions used in the calculation include the settlement discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below. The weighted-average rates used in determining the periodic pension and OPEB cost for the fiscal years 2020, 2019 and 2018 were as follows:

	For the years ended
	December 31, 2020		December 31, 2019		December 31, 2018
	Pension	OPEB	Pension	OPEB	Pension	OPEB
Weighted-average assumptions:
Settlement discount rate	2.55%	2.91%	3.44%	3.92%	3.01%	3.34%
Rate of compensation increase	2.00%	N/A	2.00%	N/A	2.00%	N/A
Expected return on plan assets(1)	3.24%	N/A	4.38%	N/A	4.10%	N/A
Health care cost trend rate	N/A	Ranging ratably from 6.25% in 2020 to 3.57% in 2040	N/A	Ranging ratably from 6.5% in 2019 to 4.5% in 2037	N/A	Ranging ratably from 6.75% in 2018 to 4.5% in 2037
(1)We develop our EROA assumptions annually with input from independent investment specialists including our actuaries, investment consultants, plan trustee and other specialists. Each EROA assumption is based on historical data, including historical returns, historical market rates and is calculated for each plan's individual asset class. The calculation includes inputs for interest, inflation, credit, and risk premium (active investment management) rates and fees paid to service providers. We consider our EROA to be a significant management estimate. Any material changes in the inputs to our methodology used in calculating our EROA could have a significant impact on our reported defined benefit pension plans' expense.
Benefit obligations are actuarially calculated annually at the end of each year based on the assumptions detailed in the table below. Obligations under the OPEB plans are determined by the application of the terms of medical, dental, vision and life insurance plans, together with relevant actuarial assumptions and heath care cost trend rates. The weighted-average rates used in determining the projected benefit obligation for defined pension plans and the accumulated postretirement benefit obligation for OPEB plans, as of December 31, 2020 and December 31, 2019, were as follows:

	As of December 31, 2020		As of December 31, 2019
	Pension	OPEB	Pension	OPEB
Weighted-average assumptions:
Settlement discount rate	1.84%	2.10%	2.55%	2.91%
Rate of compensation increase	2.00%	N/A	2.00%	N/A
Health care cost trend rate	N/A	Ranging ratably from 6.00% in 2021 to 3.57% in 2040	N/A	Ranging ratably from 6.25% in 2020 to 3.57% in 2040
The change to the weighted-average discount rates used for our defined benefit pension plans and postretirement plans as of December 31, 2020 from December 31, 2019, is primarily the result of declining interest rates during 2020.
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
The plans use liability driven investment strategies in managing defined pension benefits. For all defined benefit pension plan assets the plans have the following primary investment objectives:

(1)optimize the long-term return on plan assets at an acceptable level of risk and manage projected future cash contributions;
(2)maintain a broad diversification across asset classes and among investment managers; and
(3)manage the risk level of the plans' assets in relation to the plans' liabilities.
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
Target Allocations
The following compares target asset allocation percentages with actual asset allocations on a weighted-average asset basis as of December 31, 2020:

	Target allocations	Actual allocations
Equities	10.3%	10.4%
Fixed income	64.6%	66.9%
Real estate	7.0%	6.0%
Annuities	14.7%	14.7%
Other	3.4%	2.0%
Significant Concentration Risks
We periodically evaluate our defined benefit pension plan assets for concentration risks. As of December 31, 2020, we did not have any individual underlying asset position that composed a significant concentration of each plan's overall assets. However, we currently have significant plan assets invested in U.K., U.S. and Canadian government fixed income holdings. A provisional credit rating downgrade for any of these governments could negatively impact the asset values.
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

Major Categories of Plan Assets
As of December 31, 2020, our major categories of plan assets included the following:
•Cash and short-term instruments—Includes cash, trades awaiting settlement, bank deposits, short-term bills and short-term notes. Our "trades awaiting settlement" category includes payables and receivables associated with asset purchases and sales that are awaiting final cash settlement as of year-end due to the use of trade date accounting for our pension plans assets. These payables normally settle within a few business days of the purchase or sale of the respective asset. The respective assets are included in or removed from our year-end plan assets and categorized in their respective asset categories in the fair value hierarchy below. We include these items in Level 1 of this hierarchy, as the values are derived from quoted prices in active markets. Short-term instruments are included in Level 2 of the fair value hierarchy as these are highly liquid instruments that are valued using observable inputs, but their asset values are not publicly quoted.
•Debt securities—Includes various government and corporate fixed income securities, interest and inflation-linked assets such as bonds and swaps, collateralized securities, and other debt securities. The majority of the plans' fixed income assets trade on "over the counter" exchanges, which provides observable inputs that are the primary data used to determine each individual investment's fair value. We also use independent pricing vendors, as well as matrix pricing techniques. Matrix pricing uses observable data from other similar investments as the primary input to determine the individual security's fair value. Government and corporate fixed income securities are generally classified as Level 2 in the fair value hierarchy as they are valued using observable inputs. Assets included in our collateralized securities include mortgage backed securities and collateralized mortgage obligations, which are considered Level 3 due to the use of the significant unobservable inputs used in deriving these assets' fair values.
•Equities—Includes publicly traded common and other equity-like holdings, primarily publicly traded common stock and real estate investment trusts. Equity assets are well diversified between international and domestic investments. We consider equities quoted on public exchanges as Level 1 while other assets that are not quoted on public exchanges but valued using significant observable inputs as Level 2 depending on the individual asset's characteristics.
•NAV per share practical expedient—Includes our debt funds, equity funds, hedge fund of funds, infrastructure funds, real estate fund holdings and private equity funds. The market values for these funds are based on the net asset values multiplied by the number of shares owned.
•Annuities—Includes non-participating annuity buy-in insurance policies purchased to cover a portion of the plan members. The fair value of non-participating contracts fluctuates based on changes in the obligation associated with covered plan members. These values are considered Level 3 due to the use of the significant unobservable inputs used in deriving these assets' fair values.
•Other—Includes derivatives, repurchase agreements, recoverable taxes for taxes paid and awaiting reclaim due to the tax exempt nature of the pension plan, venture capital, and private equity. Derivatives are priced using observable inputs including yields, interest rate curves and spreads. Exchange traded derivatives are typically priced using the last trade price. Repurchase agreements are agreements where our plan has created an asset exposure using borrowed assets, creating a repurchase agreement liability, to facilitate the trade. The assets associated with the repurchase agreement and equity options are included in the other category in the fair value hierarchy, and the corresponding repurchase agreement liability is classified as Level 1 in the hierarchy, as the liability is valued using quoted prices in active markets. When determining the presentation of our target and asset allocations for repurchase agreements, we are viewing the asset type, as opposed to the investment vehicle, and accordingly include the associated assets within fixed income, specifically interest and inflation linked assets. We include recoverable tax items in Level 1 of this hierarchy, as these are cash receivables and the values are derived from quoted prices in active markets. Private equity is included in Level 3 as the values are based upon the use of unobservable inputs.

Fair Value Hierarchy
The following presents our fair value hierarchy for our defined benefit pension plan assets excluding investments using the NAV per share practical expedient (in millions):

		Fair value measurements as of December 31, 2020
	Total as of December 31, 2020	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents
Cash	$144.6	$144.6	$—	$—
Trades awaiting settlement	16.7	16.7	—	—
Bank deposits, short-term bills and notes	25.0	—	25.0	—
Debt
Government debt securities	869.6	—	869.6	—
Corporate debt securities	112.7	—	112.7	—
Interest and inflation linked assets	1,059.6	—	1,048.6	11.0
Annuities
Buy-in annuities	783.9	—	—	783.9
Other
Repurchase agreements	(483.5)	(483.5)	—	—
Recoverable taxes	0.2	0.2	—	—
Private equity	61.4	—	—	61.4
Total fair value of investments excluding NAV per share practical expedient	$2,590.2	$(322.0)	$2,055.9	$856.3
The following presents our total fair value of plan assets including the NAV per share practical expedient for our defined benefit pension plan assets:

Total as of December 31, 2020
(In millions)
Fair value of investments excluding NAV per share practical expedient	$2,590.2
Fair value of investments using NAV per share practical expedient
Debt funds	1,591.4
Equity funds	1,418.6
Real estate funds	274.4
Private equity funds	77.1
Hedge funds	6.7
Total fair value of plan assets	$5,958.4

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

Fair Value: Level Three Rollforward
The following presents our Level 3 Rollforward for our defined pension plan assets excluding investments using the NAV per share practical expedient:

Amount
(In millions)
Balance as of December 31, 2018	$695.7
Total gain or loss (realized/unrealized):
Realized gain (loss)	15.3
Unrealized gain (loss) included in AOCI	(19.6)
Purchases, issuances, settlements	105.2
Foreign exchange translation (loss)/gain	33.6
Balance as of December 31, 2019	$830.2
Total gain or loss (realized/unrealized):
Realized gain (loss)	2.1
Unrealized gain (loss) included in AOCI	11.0
Purchases, issuances, settlements	(12.7)
Foreign exchange translation (loss)/gain	25.7
Balance as of December 31, 2020	$856.3
Expected Cash Flows
In 2021, we expect to make contributions to our defined benefit pension plans of approximately $4 million and benefit payments under our OPEB plans of approximately $43 million based on foreign exchange rates as of December 31, 2020. BRI and BDL contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements. Plan funding strategies are influenced by employee benefits, tax laws and plan governance documents.
Expected future benefit payments for defined benefit pension and OPEB plans, based on foreign exchange rates as of December 31, 2020, are as follows:

Expected benefit payments	Pension	OPEB
	(In millions)
2021	$327.1	$43.4
2022	$327.1	$42.8
2023	$327.9	$42.2
2024	$328.1	$42.0
2025	$329.5	$41.2
2026-2030	$1,643.8	$200.2
Defined Contribution Plans
We offer defined contribution pension plans for the majority of our U.S., Canadian and U.K. employees. The investment strategy for defined contribution plans are determined by each individual participant from the options we have made available as the plan sponsor. U.S. non-union employees are eligible to participate in qualified defined contribution plans which provide for employer contributions ranging from 5% to 11% of eligible compensation (certain employees were also eligible for additional employer contributions). In addition, U.S. union employees are eligible to participate in a qualified defined contribution plan which provides for employer contributions based on factors associated with various collective bargaining agreements. The employer contributions to the U.K. and Canadian plans range from 3% to 10% of employee compensation. Both employee and employer contributions were made in cash in accordance with participant investment elections.
We recognized costs associated with defined contribution plans of $75.5 million, $80.0 million and $78.5 million in 2020, 2019 and 2018, respectively.
In addition, we have other deferred compensation and nonqualified defined contribution plans. We have voluntarily funded these liabilities through rabbi trusts. These assets are invested in publicly traded mutual funds whose performance is expected to closely match changes in the plan liabilities. As of December 31, 2020, and December 31, 2019, the plan liabilities were equal to the plan assets and were included in other liabilities and other assets on our consolidated balance sheets, respectively.
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
Collateral
We do not receive and are not required to post collateral unless a change of control event occurs. This termination event would give either party the right to early terminate all outstanding swap transactions in the event that the other party consolidates, merges with, or transfers all or substantially all of its assets to, another entity, and the creditworthiness of the surviving entity that has assumed such party's obligations is materially weaker than that of such party. As of December 31, 2020, we did not have any collateral posted with any of our counterparties.
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
Significant Derivative/Hedge Positions
Interest Rate Swaps
In prior years, we entered into interest rate swap agreements to economically convert our fixed rate $1.0 billion 2017 USD Notes and $500 million 3.5% notes due in 2022 to floating rate debt. These interest rate swap agreements, which were designated as fair value hedges, were previously voluntarily cash settled, at which time we ceased adjusting the carrying value of the notes for the fair value movements. The cumulative adjustments on the $1.0 billion 2017 USD Notes were amortized as a charge to interest expense over the remaining term of each respective note. The cumulative adjustments on the $500 million 3.5% notes increased the carrying value of the notes and are being amortized as a benefit to interest expense over the expected remaining term of the notes.
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

In 2015 we entered into forward starting interest rate swaps with a notional of CAD 600 million in order to manage our exposure to the volatility of the interest rates associated with the future interest payments on the forecasted CAD debt issuances, which ultimately became the 2015 Notes and a portion of the 2016 Notes. The swaps had an effective date of September 2015 and a termination date of September 2025 mirroring the terms of the initially forecasted CAD debt issuance. Under these agreements we were required to early terminate these swaps at the approximate time we issued the previously forecasted debt. We had designated these contracts as cash flow hedges and accordingly, a portion of the CAD 39.2 million ($29.5 million at settlement) loss on the forward starting interest rate swaps is being reclassified from AOCI and amortized to interest expense over the remaining term of the 2015 Notes, repaid in September 2020, and over a portion of the CAD 500 million notes due in 2026 up to the full 10-year term of the interest rate swap agreements.
Cross Currency Swaps
Effective March 20, 2019, we entered into cross currency swap agreements having a total notional value of approximately EUR 353 million ($400 million upon execution) in order to hedge a portion of the foreign currency translational impacts of our European investment. As a result of the swaps, we economically converted a portion of our $1.0 billion 2.1% senior notes due 2021 and associated interest to EUR denominated, which results in a EUR interest rate to be received at 0.71%.
Separately, effective April 3, 2019, we voluntarily early terminated our $500 million cross currency swaps due in 2020 under which we were receiving EUR interest payments at a rate received of 0.85%, and concurrently entered into new cross currency swap agreements having a total notional of approximately EUR 445 million ($500 million upon execution) in order to hedge a portion of the foreign currency translation impacts of our European investment. As a result of the swaps, we economically converted our $500 million 2.25% senior notes due 2020 and associated interest to EUR denominated, which resulted in a EUR interest rate to be received of 0.68%. The termination of the original $500 million cross currency swaps resulted in cash receipts of approximately $47 million during the second quarter of 2019. Upon repayment of the $500 million 2.25% senior notes at maturity in March 2020, we settled the associated cross currency swaps resulting in cash receipts of $3.2 million. The cash receipts upon settlement of these cross currency swaps were classified as investing activities in our consolidated statement of cash flows.
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
Commodity Swaps and Options
We have financial commodity swap and option contracts in place to hedge changes in the prices of natural gas, aluminum, including surcharges relating to our aluminum exposures, corn, barley and diesel. These contracts allow us to swap our floating exposure to changes in these commodity prices for a fixed rate. These contracts are not designated in hedge accounting relationships. As such, changes in fair value of these derivatives are recorded in cost of goods sold in the consolidated statements of operations. We hedge forecasted purchases of natural gas, aluminum, corn and diesel each up to 60 months out in the future for use in our supply chain, in line with our risk management policy. Further, we hedge forecasted purchases of barley based on crop year and physical inventory management. For purposes of measuring segment operating performance, the unrealized changes in fair value of the swaps not designated in hedge accounting relationships are reported in Unallocated outside of the segment specific operating results until such time that the exposure we are managing is realized. At that time we reclassify the gain or loss from Unallocated to the operating segment, allowing our operating segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility.
Warrants
On October 4, 2018, in connection with the formation of the Truss joint venture, as discussed further in Note 4, "Investments," our joint venture partner, HEXO, issued to our Canadian subsidiary a total of 11.5 million warrants to purchase common shares of HEXO at a strike price of CAD 6.00 per share at any time during the three year period following the formation of the joint venture. The fair value of the warrants at issuance of approximately $45 million was recorded as a non-current asset and as an adjustment to paid-in capital, net of tax. On December 23, 2020, HEXO consolidated its issued and outstanding common shares on the basis of four old shares for one new share that resulted in the adjustment of the strike price to CAD 24.00 per share and a reduction in warrants to 2.9 million. All changes in the fair value of the warrants subsequent to issuance are recorded in other income (expense), net on the consolidated statements of operations.
Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk, as appropriate. The fair value of our warrants to acquire common shares of HEXO is estimated using the Black-Scholes option-pricing model.
The tables below summarize our derivative assets and (liabilities) that were measured at fair value as of December 31, 2020 and December 31, 2019. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion related to measuring the fair value of derivative instruments.

		Fair Value Measurements as of December 31, 2020
	Total as of December 31, 2020	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Cross currency swaps	$(26.5)	$—	$(26.5)	$—
Interest rate swaps	(221.5)	—	(221.5)	—
Foreign currency forwards	(4.9)	—	(4.9)	—
Commodity swaps and options	65.2	—	65.2	—
Warrants	0.3	—	0.3	—
Total	$(187.4)	$—	$(187.4)	$—

		Fair Value Measurements as of December 31, 2019
	Total as of December 31, 2019	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Cross currency swaps	$10.0	$—	$10.0	$—
Interest rate swaps	(111.5)	—	(111.5)	—
Foreign currency forwards	2.1	—	2.1	—
Commodity swaps and options	(41.2)	—	(41.2)	—
Warrants	2.7	—	2.7	—
Total	$(137.9)	$—	$(137.9)	$—
As of December 31, 2020 and December 31, 2019, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during 2020 were all included in Level 2.

Results of Period Derivative Activity
The following tables include the year-to-date results of our derivative activity in our consolidated balance sheets as of December 31, 2020 and December 31, 2019, and our consolidated statements of operations for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.
Fair Value of Derivative Instruments in the Consolidated Balance Sheets (in millions):

	December 31, 2020
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	$400.0	Other current assets	$—	Accounts payable and other current liabilities	$(26.5)
		Other non-current assets	—	Other liabilities	—
Interest rate swaps	$1,500.0	Other non-current assets	—	Accounts payable and other current liabilities	(47.7)
				Other liabilities	(173.8)
Foreign currency forwards	$181.2	Other current assets	0.3	Accounts payable and other current liabilities	(3.0)
		Other non-current assets	—	Other liabilities	(2.2)
Total derivatives designated as hedging instruments			$0.3		$(253.2)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$918.9	Other current assets	$44.5	Accounts payable and other current liabilities	$(20.6)
		Other non-current assets	45.4	Other liabilities	(4.1)
Commodity options(1)	$16.8	Other current assets	—	Accounts payable and other current liabilities	—
Warrants	$54.2	Other non-current assets	0.3	Other liabilities	—
Total derivatives not designated as hedging instruments			$90.2		$(24.7)

	December 31, 2019
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	$900.0	Other current assets	$1.8	Accounts payable and other current liabilities	$—
		Other non-current assets	8.2	Other liabilities	—
Interest rate swaps	$1,500.0	Other non-current assets	—	Other liabilities	(111.5)
Foreign currency forwards	$237.9	Other current assets	1.9	Accounts payable and other current liabilities	(0.8)
		Other non-current assets	1.4	Other liabilities	(0.4)
Total derivatives designated as hedging instruments			$13.3		$(112.7)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$598.4	Other current assets	$5.7	Accounts payable and other current liabilities	$(36.4)
		Other non-current assets	1.0	Other liabilities	(11.5)
Commodity options(1)	$18.4	Other current assets	—	Accounts payable and other current liabilities	—
Warrants	$53.1	Other non-current assets	2.7	Other liabilities	—
Total derivatives not designated as hedging instruments			$9.4		$(47.9)
(1)Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.

Items Designated and Qualifying as Hedged Items in Fair Value Hedging Relationships in the Consolidated Balance Sheets (in millions):

Line item in the balance sheet in which the hedged item is included	Carrying amount of the hedged assets/liabilities		Cumulative amount of fair value hedging adjustment(s) in the hedged assets/liabilities(1) Increase/(Decrease)
	As of December 31, 2020	As of December 31, 2019	As of December 31, 2020	As of December 31, 2019
	(In millions)
Current portion of long-term debt and short-term borrowings	$—	$—	$—	$(0.2)
Long-term debt	$—	$—	$3.7	$6.5
(1)    Entire balances relate to hedging adjustments on discontinued hedging relationships.

The Pretax Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) (in millions):

For the year ended December 31, 2020
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$(110.0)	Interest expense	$(2.9)
Foreign currency forwards	(3.5)	Cost of goods sold	4.6
		Other income (expense), net	(1.2)
Total	$(113.5)		$0.5

For the year ended December 31, 2020
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$(33.2)	Interest expense	$—	Interest expense	$14.2
Total	$(33.2)		$—		$14.2

For the year ended December 31, 2020
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$(80.3)	Other income (expense), net	$—	Other income (expense), net	$—
Total	$(80.3)		$—		$—

For the year ended December 31, 2019
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$(99.2)	Interest expense	$(3.0)
Foreign currency forwards	(12.1)	Cost of goods sold	3.1
		Other income (expense), net	(0.7)
Total	$(111.3)		$(0.6)

For the year ended December 31, 2019
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$19.8	Interest expense	$—	Interest expense	$23.5
Total	$19.8		$—		$23.5
(1)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and period amortization is recorded in other comprehensive income.

For the year ended December 31, 2019
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$20.4	Other income (expense), net	$—	Other income (expense), net	$—
EUR 500 million notes due 2019	10.1	Other income (expense), net	—	Other income (expense), net	—
Total	$30.5		$—		$—

For the year ended December 31, 2018
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$(12.3)	Interest expense	$(3.0)
Foreign currency forwards	26.8	Cost of goods sold	(0.2)
		Other income (expense), net	(0.2)
Total	$14.5		$(3.4)

For the year ended December 31, 2018
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$36.5	Interest expense	$—	Interest expense	$10.7
Total	$36.5		$—		$10.7

For the year ended December 31, 2018
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$43.0	Other income (expense), net	$—	Other income (expense), net	$—
EUR 500 million notes due 2019	26.9	Other income (expense), net	—	Other income (expense), net	—
Total	$69.9		$—		$—

We expect net losses of approximately $6 million (pretax) recorded in AOCI as of December 31, 2020 will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged as of December 31, 2020 is approximately 4 years, as well as those related to our forecasted debt issuances in 2021, 2022, and 2026.
The Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Operations (in millions):

For the year ended December 31, 2020
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Other income (expense), net	Interest expense
Total amount of income and expense line items presented in the consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(5,885.7)	$6.0	$(274.6)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	$—	$—	$(2.9)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	$4.6	$(1.2)	$—

For the year ended December 31, 2019
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Other income (expense), net	Interest expense
Total amount of income and expense line items presented in the consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(6,378.2)	$(14.7)	$(280.9)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	$—	$—	$(3.0)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	$3.1	$(0.7)	$—

For the year ended December 31, 2018
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Other income (expense), net	Interest expense
Total amount of income and expense line items presented in the consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(6,584.8)	$(12.0)	$(306.2)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	$—	$—	$(3.0)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	$(0.2)	$(0.2)	$—
(1)     We had no outstanding fair value hedges during 2020, 2019 or 2018.

The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations (in millions):

For the year ended December 31, 2020
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$28.5
Warrants	Other income (expense), net	(2.4)
Total		$26.1

For the year ended December 31, 2019
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(26.8)
Warrants	Other income (expense), net	(17.8)
Total		$(44.6)

For the year ended December 31, 2018
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(110.5)
Warrants	Other income (expense), net	(23.8)
Total		$(134.3)
Higher commodity prices relative to our hedged positions in the current year drove the total gain recognized in income related to commodity swaps for the year ended December 31, 2020. Conversely, lower commodity prices relative to our hedged positions, primarily in aluminum and diesel during 2019 and primarily in aluminum during 2018, drove the total losses recognized in income related to commodity swaps for the years ended December 31, 2019 and December 31, 2018.
17. Accounts Payable and Other Current Liabilities

	As of
	December 31, 2020	December 31, 2019
	(In millions)
Accounts payable and accrued trade payables	$1,732.7	$1,686.8
Accrued compensation	278.5	260.9
Accrued excise and other non-income related taxes	257.6	278.3
Accrued interest	101.4	107.0
Container liability	100.9	123.5
Operating leases	47.1	46.6
Other(1)	371.3	264.2
Accounts payable and other current liabilities	$2,889.5	$2,767.3
(1)Includes current liabilities related to derivatives, income taxes, pensions and other postretirement benefits, guarantee liabilities for some of our equity method investments, and various other accrued expenses.
18. Commitments and Contingencies
Letters of Credit
As of December 31, 2020, we had $67.5 million outstanding in letters of credit with financial institutions. These letters primarily expire throughout 2021 and $18.8 million of the letters contain a feature that automatically renews the letter for an additional year if no cancellation notice is submitted. These letters of credit are being maintained as security for deferred compensation payments, reimbursements to insurance companies, reimbursements to the trustee for pension payments, deductibles or retention payments made on our behalf, various payments due to governmental agencies, operations of underground storage tanks and other general business purposes, and are not included on our consolidated balance sheets.

Guarantees and Indemnities
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of December 31, 2020 and December 31, 2019, the consolidated balance sheets include liabilities related to these guarantees of $38.2 million and $37.7 million, respectively. See Note 4, "Investments" for further detail.
Kaiser
In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In addition, we provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. We settled a portion of our tax credit indemnity obligation during 2010. The maximum potential claims amount for the remainder of the purchased tax credits was $67.4 million as of December 31, 2020. Our total estimate of the indemnity liability as of December 31, 2020 was $7.7 million, which is classified as non-current.
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
Additionally, we also provided FEMSA with indemnity related to all other tax, civil, and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded and disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. As a result of these contract provisions, our estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs arising from the federal or any of the various state governments in Brazil. The recorded value of the tax, civil, and labor indemnity liability was $3.3 million as of December 31, 2020, which is classified as non-current. For the remaining portion of our indemnity obligations, not deemed probable, we continue to utilize probability-weighted scenarios in determining the value of the indemnity obligations.
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

The table below provides a summary of reserves associated with the Kaiser indemnity obligations from December 31, 2017, through December 31, 2020:

Total indemnity reserves
(In millions)
Balance as of December 31, 2017	$17.3
Changes in estimates	—
Foreign exchange impacts	(2.6)
Balance as of December 31, 2018	$14.7
Changes in estimates	—
Foreign exchange impacts	(0.5)
Balance as of December 31, 2019	$14.2
Changes in estimates	—
Foreign exchange impacts	(3.2)
Balance as of December 31, 2020	$11.0
Purchase Obligations
We have various long-term supply contracts and distribution agreements with unaffiliated third parties and our joint venture partners to purchase materials used in production and packaging and to provide distribution services. The supply contracts provide that we purchase certain minimum levels of materials throughout the terms of the contracts. Additionally, we have various long-term non-cancelable commitments for advertising, sponsorships and promotions, including marketing at sports arenas, stadiums and other venues and events. The future aggregate minimum required commitments under these purchase obligations are shown in the table below based on foreign exchange rates as of December 31, 2020. The amounts in the table do not represent all anticipated payments under long-term contracts. Rather, they represent unconditional, non-cancelable purchase commitments under contracts with remaining terms greater than one year.

Year	Supply and Distribution	Advertising and Promotions
	(Amounts in millions)
2021	$301.6	$152.8
2022	397.8	136.6
2023	282.7	115.0
2024	148.4	108.2
2025	151.6	82.5
Thereafter	367.7	183.9
Total	$1,649.8	$779.0
Total purchases under our supply and distribution contracts in 2020, 2019 and 2018 were $542.6 million and approximately $1.0 billion and $1.1 billion, respectively. Total marketing and advertising expense was $923.2 million and approximately $1.2 billion and $1.2 billion in 2020, 2019 and 2018, respectively.
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we had an aggregate accrued contingent liability of $17.9 million and $16.2 million as of December 31, 2020 and December 31, 2019, respectively. While we cannot predict the eventual aggregate cost for litigation, other disputes and environmental matters in which we are currently involved, we believe adequate reserves have been provided for losses that are probable and estimable. Additionally, as noted below, there are certain loss contingencies that we deem reasonably possible for which a range of loss is not estimable at this time; for all other matters, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our consolidated financial statements.
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
On February 12, 2018, Stone Brewing Company filed a trademark infringement lawsuit in federal court in the Southern District of California against MCBC USA alleging that the Keystone brand has “rebranded” itself as “Stone” and is marketing itself in a manner confusingly similar to Stone Brewing Company's registered Stone trademark. Stone Brewing Company seeks treble damages in the amount of MCBC USA's profit from Keystone sales. MCBC USA subsequently filed an answer and counterclaims against Stone Brewing Company. On May 31, 2018, Stone Brewing Company filed a motion to dismiss MCBC USA's counterclaims and for a preliminary injunction seeking to bar MCBC USA from continuing to use “STONE” on Keystone Light cans and related marketing materials. In March 2019, the court denied Stone Brewing Company’s motion for preliminary injunction and its motion to dismiss MCBC USA's counterclaims. Discovery is closed. The jury trial scheduled to begin October 13, 2020 was continued by the court and has not yet been reset. We intend to vigorously assert and defend our rights in this lawsuit. A range of potential loss is not estimable at this time.
On February 15, 2019, two purported stockholders filed substantially similar putative class action complaints against the Company, Mark R. Hunter, and Tracey I. Joubert (the “Defendants”) in the United States District Court for the District of Colorado (the “Colorado District Court”), and in the United States District Court for the Northern District of Illinois (the “Illinois District Court”). On February 21, 2019, another purported stockholder filed a substantially similar complaint in the Colorado District Court. The plaintiffs purport to represent a class of the Company’s stockholders and assert that the Defendants violated Sections 10(b) and 20(a) of the Exchange Act by allegedly making false and misleading statements or omissions regarding the Company’s restatement of consolidated financial statements for the years ended December 31, 2016 and December 31, 2017, and that the Company purportedly lacked adequate internal controls over financial reporting. The plaintiffs seek, among other things, an unspecified amount of damages and attorneys’ fees, expert fees and other costs. On April 16, 2019, motions to consolidate and appoint a lead plaintiff were filed in each case. On May 24, 2019, the securities class action suit filed with the Illinois District Court was transferred to the Colorado District Court, and subsequently was voluntarily dismissed on July 25, 2019. On October 2, 2019, the class action lawsuits originally filed in Colorado District Court were consolidated, and, on October 3, 2019, the court appointed a lead plaintiff and lead counsel for the consolidated case. On December 9, 2019, the lead plaintiff filed its amended complaint alleging that the Defendants made false statements and material omissions to the market beginning in February 2017 and ending in February 2019, which, it alleges, misled the market as to the strength of our financial condition and internal control processes related to financial accounting. The amended complaint further alleges that the Company and the Defendants caused the Company to falsely report its financial results by overstating retained earnings, net income, and tax benefits and understating deferred tax liabilities in an effort to inflate the price of our common stock. We filed a motion to dismiss the amended complaint on January 23, 2020; the plaintiff subsequently filed an opposition to our motion to dismiss on March 9, 2020; and we filed our reply brief in support of our motion to dismiss on April 8, 2020. Oral argument on the motion occurred on October 28, 2020. On December 2, 2020, the Court granted our motion to dismiss with prejudice and the deadline to appeal has passed. This case is now fully resolved and closed.
On March 26, 2019, a purported stockholder filed a purported shareholder derivative action in Colorado District Court against the Company’s board of directors and certain officers (the “Individual Defendants”), and the Company as a nominal defendant. On May 14, 2019, another purported stockholder filed a substantially similar complaint in the Colorado District Court. On August 12, 2019, a third derivative complaint was filed in Colorado District Court by a purported stockholder. All three derivative complaints assert claims against the Individual Defendants for breaches of fiduciary duty and unjust enrichment arising out of the Company’s dissemination to shareholders of purportedly materially misleading and inaccurate information in connection with the Company’s restatement of consolidated financial statements for the years ended December 31, 2016 and December 31, 2017. The complaints further allege that the Company lacked adequate internal controls over financial reporting. The third derivative complaint filed in August also alleges the Individual Defendants violated Sections 14(a) and 20(a) of the Exchange Act by issuing misleading statements in the Company’s proxy statement. The relief sought in the complaints include changes to the Company’s corporate governance procedures, unspecified damages, restitution, and attorneys’ fees, expert fees, other costs and such other relief as the court deems proper. All three derivative actions have been administratively closed. A range of potential loss is not estimable at this time.
Regulatory Contingencies
In December 2018, the U.S. Department of Treasury issued a regulation that impacts our ability to claim a refund of certain federal duties, taxes, and fees paid for beer sold between the U.S. and certain other countries effective in February 2019. As a result, based on the terms of the regulation, it is the U.S. Department of Treasury's position that future claims will no longer be accepted, and we may be further unable to collect previously claimed, but not yet received, refunds. In January 2020, the United States Court of International Trade issued an opinion and order ruling the challenged portions of this regulation dealing with refunds of certain federal duties, taxes and fees paid with respect to certain imported beer, to the extent of certain exported beer, to be unlawful. On April 17, 2020, the U.S. Department of Treasury appealed this ruling as well as filed a motion for stay of the enforcement of judgment and suspension of claims pending appeal. The U.S. Department of Treasury's motion to stay was denied pending appeal and they were ordered to pay on all claims under the accelerated payment program. As a result, we have collected approximately $49 million of previously filed claims during 2020, and have previously claimed, but not yet received, refunds of approximately $4 million recorded within other receivables, net on our unaudited condensed consolidated balance sheet as of December 31, 2020. On July 23, 2020, the U.S. Department of Treasury filed its opening appellate brief in the United States Court of Appeals for the Federal Circuit. An opposition/response brief was filed on October 1, 2020 and a final reply brief was submitted on December 11, 2020. We will continue to monitor this matter including our ability to collect the remainder of our previously claimed refunds, our potential liability to repay refunds received, as well as our ability to claim ongoing refunds as the appeal process progresses.
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
Environmental
When we determine it is probable that a liability for environmental matters or other legal actions exists and the amount of the loss is reasonably estimable, an estimate of the future costs is recorded as a liability in the financial statements. Costs that extend the life, increase the capacity or improve the safety or efficiency of our assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. Total environmental expenditures recognized for 2020, 2019 and 2018 were immaterial to our consolidated financial statements.
North America
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
In Canada, we sold a chemical specialties business in 1996. We are still responsible for certain aspects of environmental remediation, undertaken or planned, at those chemical specialties business locations. We have established provisions for the costs of these remediation programs.
In the United States, we were previously notified that we are or may be a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws for the cleanup of sites where hazardous substances have allegedly been released into the environment. We cannot predict with certainty the total costs of cleanup, our share of the total cost, the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanups or insurance coverage.
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
Based on the assumptions utilized, the present value and gross amount of the costs as of December 31, 2020 are approximately $7 million and $7 million, respectively. Cost estimates were discounted using a 0.93% risk-free rate of return. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.

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
Europe
We are subject to the requirements of governmental and local environmental and occupational health and safety laws and regulations within each of the countries in which we operate. Compliance with these laws and regulations did not materially affect our 2020 capital expenditures, results of operations or our financial or competitive position, and we do not currently anticipate that they will do so in 2021.
19. Leases
Montreal Brewery Sale and Leaseback Transaction
In June 2019, we completed the sale of our Montreal brewery for $96.2 million, resulting in a $61.3 million gain, which was recorded as a special item in the year ended December 31, 2019. In conjunction with the sale, we agreed to lease back the existing property to continue operations on an uninterrupted basis for a period up to 5 years with early termination options at our discretion, while our new brewery in Longueuil, Quebec is being constructed. Accordingly, in the year ended December 31, 2019, we recorded operating lease right-of-use assets and liabilities of approximately CAD 6 million assuming a lease term that is coterminous with the construction of our new brewery, which is currently expected to be operational in 2021. However, due to the uncertainty inherent in our estimates, the term of the brewery lease is subject to reassessment. Once the existing property has been entirely redeveloped by the purchaser, we plan to lease a minor portion of the future space for administrative and other purposes. We evaluated this transaction pursuant to the accounting guidance for sale and leaseback transactions and concluded that the relevant criteria have been met for full gain recognition upon completion of the transaction in the second quarter of 2019.
Lease Financial Information
For the years ended December 31, 2020 and December 31, 2019, lease expense (including immaterial short-term and variable lease costs) was as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
	(In millions)
Operating lease expense	$71.4	$71.0
Finance lease expense	11.5	12.1
Total lease expense	$82.9	$83.1
Separately, we recorded impairment losses on certain right-of-use assets, primarily related to our Denver, Colorado office lease, during 2020 and 2019 as discussed in Note 7, "Special Items."

Supplemental cash flow information related to leases for the years ended December 31, 2020 and December 31, 2019 was as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
	(In millions)
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from operating leases	$53.2	$52.2
Operating cash flows from finance leases	$7.6	$3.8
Financing cash flows from finance leases	$34.5	$2.8
Supplemental non-cash information on right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$28.5	$45.6
Finance leases	$5.4	$9.2

Supplemental balance sheet information related to leases as of December 31, 2020 and December 31, 2019 was as follows:

		As of
		December 31, 2020	December 31, 2019
	Balance Sheet Classification	(In millions)
Operating Leases
Operating lease right-of-use assets	Other assets	$136.2	$154.5
Current operating lease liabilities	Accounts payable and other current liabilities	$47.1	$46.6
Non-current operating lease liabilities	Other liabilities	106.4	119.5
Total operating lease liabilities		$153.5	$166.1

Finance Leases
Finance lease right-of-use assets	Properties, net	$60.5	$73.0
Current finance lease liabilities	Current portion of long-term debt and short-term borrowings	$4.1	$34.5
Non-current finance lease liabilities	Long-term debt	59.9	60.0
Total finance lease liabilities		$64.0	$94.5

The weighted-average remaining lease term and discount rate as of December 31, 2020 are as follows:

	Weighted-Average Remaining Lease Term (Years)	Weighted-Average Discount Rate
Operating leases	4.5	4.1%
Finance leases	13.2	6.7%

Based on foreign exchange rates as of December 31, 2020, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(In millions)
2021	$52.0	$7.5
2022	41.0	7.0
2023	30.3	6.9
2024	16.0	6.9
2025	9.9	6.6
Thereafter	17.2	64.1
Total lease payments	$166.4	$99.0
Less: interest	(12.9)	(35.0)
Present value of lease liabilities	$153.5	$64.0
Executed leases that have not yet commenced as of December 31, 2020 are immaterial.
Comparative Period Information Under Historical Lease Accounting Guidance
During the year ended December 31, 2018, non-cash activities related to the recognition of finance leases was $15.5 million and total rent expense for the year ended December 31, 2018 was $66.1 million.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such disclosure controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
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
Our Chief Executive Officer and our Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework and criteria established in Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
An independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their report which appears in Part II—Item 8 Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to our definitive proxy statement for our 2021 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2020.
ITEM 11.    EXECUTIVE COMPENSATION
Incorporated by reference to our definitive proxy statement for our 2021 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2020.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to our definitive proxy statement for our 2021 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2020.
Equity Compensation Plan Information
The following table summarizes information about the Incentive Compensation Plan as of December 31, 2020. All outstanding awards shown in the table below relate to our Class B common stock.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders(1)	3,640,266	$66.32	2,303,746
Equity compensation plans not approved by security holders	—	N/A	—
Total	3,640,266	$66.32	2,303,746
(1)Under the Incentive Compensation Plan, we may issue RSUs, DSUs, PSUs and stock options. Amount in column A includes 1,098,748 RSUs and DSUs, 702,594 PSUs (assuming the target award is met) and 1,838,924 options outstanding as of December 31, 2020. See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Share-Based Payments" for further discussion. Outstanding RSUs, DSUs and PSUs do not have exercise prices and therefore have been disregarded for purposes of calculating the weighted-average exercise price.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to our definitive proxy statement for our 2021 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2020.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference to our definitive proxy statement for our 2021 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2020.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements, Financial Statement Schedules and Exhibits
The following are filed or incorporated by reference as a part of this Annual Report on Form 10-K:
(1)Management's Report
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2020, December 31, 2019, and December 31, 2018
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, December 31, 2019, and December 31, 2018
Consolidated Balance Sheets as of December 31, 2020, and December 31, 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2020, December 31, 2019, and December 31, 2018
Consolidated Statements of Stockholders' Equity and Noncontrolling Interests for the years ended December 31, 2020, December 31, 2019, and December 31, 2018
Notes to Consolidated Financial Statements
(2)Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2020, December 31, 2019, and December 31, 2018
(3)Exhibit list

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Molson Coors Beverage Company, as amended to date.	10-K	3.1	February 12, 2020
3.2	Fourth Amended and Restated Bylaws of Molson Coors Beverage Company.	8-K	3.2	January 2, 2020
4.1.1	Specimen Class A Common Stock Certificate	10-K	4.1.1	February 12, 2020
4.1.2	Specimen Class B Common Stock Certificate	10-K	4.1.2	February 12, 2020
4.2.1	Indenture, dated as of May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.1	May 3, 2012
4.2.2	First Supplemental Indenture, dated as of May 3, 2012, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.2	May 3, 2012
4.2.3	Second Supplemental Indenture, dated as of June 15, 2012, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.8	August 8, 2012
4.2.4	Third Supplemental Indenture, dated as of May 13, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.3	June 28, 2016

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
4.2.5	Fourth Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.9	November 1, 2016
4.2.6	Fifth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.10	November 1, 2016
4.2.7	Sixth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.2.7	February 14, 2017
4.2.8	Seventh Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.1.8	February 14, 2018
4.2.8	Eighth Supplemental Indenture, dated as of August 31, 2020, to the Indenture dated May 3, 2012, by and among Molson Coors Beverage Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.1	October 29, 2020
4.3	Form of 3.500% Senior Notes due 2022.	8-K	4.2	May 3, 2012
4.4	Form of 5.000% Senior Notes due 2042.	8-K	4.2	May 3, 2012
4.5	Registration Rights Agreement, dated as of February 9, 2005, by and among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969.	8-K	99.2	February 15, 2005
4.6.1	Indenture, dated as of July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.1	July 7, 2016
4.6.2	First Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and paying agent.	8-K	4.2	July 7, 2016
4.6.3	Second Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.3	July 7, 2016
4.6.4	Third Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.14	November 1, 2016
4.6.5	Fourth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.15	November 1, 2016

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
4.6.6		Fifth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.5.6	February 14, 2017
4.6.7		Sixth Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.8.7	February 14, 2018
4.6.8		Seventh Supplemental Indenture, dated as of August 31, 2020, to the Indenture dated July 7, 2016, by and among Molson Coors Beverage Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.3	October 29, 2020
4.7		Form of 1.250% Senior Notes due 2024.	8-K	4.2	July 7, 2016
4.8		Form of 2.100% Senior Notes due 2021.	8-K	4.3	July 7, 2016
4.9		Form of 3.000% Senior Notes due 2026.	8-K	4.3	July 7, 2016
4.10		Form of 4.200% Senior Notes due 2046.	8-K	4.3	July 7, 2016
4.11.1		Indenture, dated as of July 7, 2016, by and among Molson Coors International LP, Molson Coors Brewing Company, as parent, the subsidiary guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.9	July 7, 2016
4.11.2		First Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, Molson Coors Brewing Company, as parent, the subsidiary guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.10	July 7, 2016
4.11.3		Second Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.7	November 1, 2016
4.11.4		Third Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.8	November 1, 2016
4.11.5		Fourth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	4.11.5	February 14, 2017
4.11.6		Fifth Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	4.14.6	February 14, 2018
4.11.7		Sixth Supplemental Indenture, dated as of August 31, 2020, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.4	October 29, 2020
4.12		Form of 2.840% Senior Notes due 2023.	8-K	4.10	July 7, 2016
4.13		Form of 3.440% Senior Notes due 2026.	8-K	4.10	July 7, 2016
4.14		Description of Registrant's Securities.	10-K	4.18	February 12, 2020
10.1	*	Amended and Restated Molson Coors Brewing Company Directors' Stock Plan effective May 31, 2012.	10-Q	10.7	August 8, 2012

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.2.1	*	Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.1	August 6, 2015
10.2.2	*	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-K	10.2.2	February 14, 2017
10.2.3	*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-K	10.2.3	February 14, 2017
10.2.4	*	Form of Directors DSU Award Statement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-K	10.2.4	February 14, 2017
10.2.5	*	Form of Directors RSU Award Statement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.6	November 7, 2008
10.2.6	*	Form of Stock Option pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-K	10.7.8	February 12, 2015
10.3	*	Form of Executive Continuity and Protection Program Letter Agreement.	10-Q	10.7	May 11, 2005
10.4	*	Molson Coors Brewing Company Amended and Restated Change in Control Protection Program dated as of July 18, 2019.	8-K	10.1	July 24, 2019
10.5.1		Credit Agreement, dated as of July 7, 2017, by and among Molson Coors Brewing Company, the borrowing subsidiaries party thereto, CitiBank, N.A., as administrative agent and a U.S. issuing bank, Bank of America, N.A., as a U.S. issuing bank, The Bank of Tokyo Mitsubishi UFJ, LTD. as a U.S. issuing bank, Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and The Bank of Tokyo Mitsubishi UFJ, Ltd. as joint lead arrangers and joint bookrunners, and Bank of America, N.A. and The Bank of Tokyo Mitsubishi UFJ, Ltd. as Co-Syndication Agents.	8-K	10.1	July 13, 2017
10.5.2		Amendment No. 1 and Extension Agreement, dated as of July 19, 2018, by and among Molson Coors Brewing Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc. and Molson Coors International LP, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	10.1	July 19, 2018
10.5.3		Extension Agreement, dated as of July 7, 2019, by and among Molson Coors Brewing Company, the Lenders party thereto, and Citibank, N.A., as Administrative Agent.	8-K	10.1	July 8, 2019
10.5.4		Amendment No. 2, dated as of June 19, 2020, by and among Molson Coors Beverage Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc. and Molson Coors International LP, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	10.1	June 22, 2020
10.5.5		Subsidiary Guarantee Agreement, dated as of July 7, 2017, by and among Molson Coors Brewing Company, the subsidiaries named on Schedule I thereto, and Citibank, N.A., as administrative agent.	8-K	10.2	July 13, 2017
10.5.6		Supplement No. 1, dated as of January 11, 2018, to the Subsidiary Guarantee Agreement, dated July 7, 2017, by and among Molson Coors Brewing Company, the subsidiaries named on Schedule I thereto, and Citibank, N.A., as administrative agent.	10-K	10.8.3	February 14, 2018

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.5 .7		Supplement No. 2, dated as of January 14, 2019, to the Subsidiary Guarantee Agreement, dated July 7, 2017, by and among Molson Coors Brewing Company, the subsidiaries named on Schedule I thereto, and Citibank, N.A., as administrative agent.	10-K	10.7.5	February 12, 2019
10.5.8		Supplement No. 3, dated as of August 31, 2020, to the Subsidiary Guarantee Agreement, dated July 7, 2017, by and among Molson Coors Beverage Company, the subsidiaries named on Schedule I thereto, and Citibank N.A., as administrative agent.	10-Q	10.1	October 29, 2020
10.6		Form of Commercial Paper Dealer Agreement.	8-K	10.3	July 13, 2017
10.7.1		Dealer Agreement dated May 21, 2020 by and between Molson Coors Brewing Company (UK) Limited, Molson Coors Beverage Company, Lloyds Bank Corporate Markets PLC, as arranger, and Lloyds Bank Corporate Markets PLC, as dealer.	8-K	10.1	May 26, 2020
10.7.2		Deed of Guarantee dated May 21, 2020 by Molson Coors Beverage Company in favor of the holders thereunder.	8-K	10.2	May 26, 2020
10.8	*	Offer Letter, dated as of November 22, 2016, by and between Molson Coors Brewing Company and Tracey Joubert.	8-K	10.1	November 25, 2016
10.9	*	Molson Coors Deferred Compensation Plan, as amended and restated effective January 1, 2018.	8-K	10.1	May 25, 2018
10.10	*	Directors Service Agreement, dated as of October 1, 2012, by and between Molson Coors Brewing Company (UK) Limited and Simon John Cox.	10-Q	10.1	May 1, 2019
10.11	*	Secondment Letter, dated as of December 5, 2014, by and between Molson Coors Brewing Company (UK) Limited and Simon Cox.	10-Q	10.2	May 1, 2019
10.12	*	Offer Letter, dated as of July 30, 2019, by and between Molson Coors Brewing Company and Gavin D.K. Hattersley.	8-K	10.1	July 31, 2019
10.13	*	Executive Employment Offer Letter, dated November 17, 2019, by and between Molson Coors Brewing Company and E. Lee Reichert.	10-Q	10.2	April 30, 2020
10.14	*	Executive Employment Offer Letters, dated November 17, 2019 and January 12, 2019, by and between Molson Coors Brewing Company and Michelle St. Jacques.	10-Q	10.3	April 30, 2020
10.15		Option Agreement, dated as of January 6, 2020, by and among MillerCoors LLC, MillerCoors USA LLC and Pabst Brewing Company, LLC.	10-Q	10.1	April 30, 2020
21		Subsidiaries of the Registrant.				X
22		Molson Coors Beverage Company List of Parent Issuer and Guarantor Subsidiaries.				X
23.1		Consent of Independent Registered Public Accounting Firm.				X
31.1		Section 302 Certification of Chief Executive Officer.				X
31.2		Section 302 Certification of Chief Financial Officer.				X
32		Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).				X
101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**				X
101.SCH	**	XBRL Taxonomy Extension Schema Document				X
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document				X

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document				X
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
(b)Exhibits
The exhibits included in Item 15(a)(3) above are filed or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.
(c)Other Financial Statement Schedules

SCHEDULE II
MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Foreign exchange impact	Balance at end of year
Allowance for doubtful accounts—trade accounts receivable
Year ended:
December 31, 2020	$12.1	$12.8	$(7.4)	$0.6	$18.1
December 31, 2019	$14.5	$7.0	$(9.3)	$(0.1)	$12.1
December 31, 2018	$17.2	$5.1	$(7.1)	$(0.7)	$14.5
Allowance for obsolete supplies and inventory
Year ended:
December 31, 2020	$22.2	$70.6	$(54.3)	$(0.1)	$38.4
December 31, 2019	$25.4	$34.8	$(38.2)	$0.2	$22.2
December 31, 2018	$15.5	$30.1	$(19.6)	$(0.6)	$25.4
Deferred tax valuation account
Year ended:
December 31, 2020	$73.8	$31.8	$(43.4)	$—	$62.2
December 31, 2019	$1,040.0	$46.4	$(990.4)	$(22.2)	$73.8
December 31, 2018	$1,077.7	$18.7	$(7.3)	$(49.1)	$1,040.0
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
February 11, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ GAVIN D.K. HATTERSLEY	President, Chief Executive Officer and Director (Principal Executive Officer)
Gavin D.K. Hattersley
By	/s/ TRACEY I. JOUBERT	Chief Financial Officer (Principal Financial Officer)
Tracey I. Joubert
By	/s/ BRIAN C. TABOLT	Vice President and Controller (Principal Accounting Officer)
Brian C. Tabolt
By	/s/ ANDREW T. MOLSON	Chairman
Andrew T. Molson
By	/s/ PETER H. COORS	Vice Chairman
Peter H. Coors
By	/s/ DAVID S. COORS	Director
David S. Coors
By	/s/ ROGER G. EATON	Director
Roger G. Eaton
By	/s/ MARY LYNN FERGUSON-MCHUGH	Director
Mary Lynn Ferguson-McHugh
By	/s/ CHARLES M. HERINGTON	Director
Charles M. Herington
By	/s/ GEOFFREY E. MOLSON	Director
Geoffrey E. Molson
By	/s/ IAIN JOHN G. NAPIER	Director
Iain John G. Napier
By	/s/ NESSA O'SULLIVAN	Director
Nessa O'Sullivan
By	/s/ H. SANFORD RILEY	Director
H. Sanford Riley
By	/s/ DOUGLAS D. TOUGH	Director
Douglas D. Tough
By	/s/ LOUIS VACHON	Director
Louis Vachon
By	/s/ JAMES A. WINNEFELD, JR.	Director
James A. Winnefeld, Jr.
February 11, 2021